Form 10-Q
period 2003-03-31
MGE ENERGY INC
filed 2003-05-14
CIK 1161728

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:
March 31, 2003

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to __________

Commission File No.	Name of Registrant, State of Incorporation, Address of Principal Executive Offices and Telephone No.	IRS Employer Identification No.
000-49965	MGE Energy, Inc. (a Wisconsin Corporation) 133 South Blair Street Madison, Wisconsin 53703 (608) 252-7000	39-2040501
000-1125	Madison Gas and Electric Company (a Wisconsin Corporation) 133 South Blair Street Madison, Wisconsin 53703 (608) 252-7000	39-0444025
www.mgeenergy.com/sec Web Site

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares outstanding of each class of common stock as of May 14, 2003
MGE Energy, Inc.	Common stock, $1.00 par value, 17,760,153 shares outstanding.
Madison Gas and Electric Company	Common stock, $1.00 par value, 17,347,889 shares outstanding (all of which are owned beneficially and of record by MGE Energy, Inc.)

Table of Contents

PART I. FINANCIAL INFORMATION.
Filing Format
Forward-Looking Statements
Where to Find More Information
Item 1. Financial Statements.
MGE Energy, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income (unaudited)
Condensed Consolidated Statements of Cash Flows (unaudited)
Condensed Consolidated Balance Sheets (unaudited)
Madison Gas and Electric Company
Condensed Statements of Income and Comprehensive Income (unaudited)
Condensed Statements of Cash Flows (unaudited)
Condensed Balance Sheets (unaudited)
MGE Energy, Inc. and Madison Gas and Electric Company
Notes to Condensed Consolidated Financial Statements (unaudited)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Item 4. Controls and Procedures.
PART II. OTHER INFORMATION.
Item 6. Exhibits and Reports on Form 8-K.
Signatures - MGE Energy, Inc.
Signatures - Madison Gas and Electric Company
Certification Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934

PART I. FINANCIAL INFORMATION.

Filing Format

This combined Form 10-Q is being filed separately by MGE Energy, Inc. (MGE Energy) and Madison Gas and Electric Company (MGE). Information contained herein relating to an individual registrant has been filed by that registrant on its own behalf. Neither registrant makes any representation as to information relating to the other registrant.

Forward-Looking Statements

This report contains forward-looking statements that reflect management's current assumptions and estimates of future performance and economic conditions, especially as they relate to future revenues, expenses, financial resources, and regulatory matters. When used in this report, the words "anticipate," "estimate," "expect," "project," "believe," and similar expressions are intended to identify forward-looking statements. These forward-looking statements are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. MGE Energy and MGE caution investors that forward-looking statements are subject to known and unknown risks and uncertainties that may cause MGE Energy's and MGE's actual results to differ materially from those projected, expressed, or implied in forward-looking statements. Some of those risks and uncertainties include:

- Weather.
- Economic and market conditions in MGE's service territory.
- Magnitude and timing of capital expenditures.
- Regulatory environment (including restructuring the electric utility industry in Wisconsin).
- Availability and cost of power supplies.

MGE Energy and MGE undertake no obligation to publicly release any revision to these forward-looking statements to reflect events or circumstances after the date of this report.

Where to Find More Information

MGE Energy's and MGE's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to such reports filed with or furnished to the Securities and Exchange Commission (SEC) pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on MGE Energy's Web site (www.mgeenergy.com/sec) as soon as reasonably practicable after such reports are electronically filed with the SEC. They are also available at the SEC's Web site at http://www.sec.gov.

Item 1. Financial Statements.

MGE Energy, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income (unaudited)
(In thousands, except per-share amounts)

	Three Months Ended March 31,
	2003	2002
Revenues:
Regulated utility operations	$128,494	$98,272

Expenses:
Fuel for electric generation	10,581	8,477
Purchased power	14,366	8,492
Natural gas purchased	50,813	29,666
Other operations and maintenance	26,530	21,235
Depreciation and amortization	5,712	7,263
Other general taxes	3,041	2,868
Total Operating Expenses	111,043	78,001
Operating Income	17,451	20,271

Other income	894	849
Interest expense	(2,929)	(3,069)
Income before income taxes	15,416	18,051
Income tax provision	(6,041)	(7,029)
Net Income	$ 9,375	$11,022

Total Comprehensive Income	$ 9,375	$11,022

Earnings per Share of Common Stock (basic and diluted)	$0.53	$0.64

Dividends paid per share of common stock	$0.336	$0.333

Average Shares Outstanding (basic and diluted)	17,633	17,120

The accompanying notes are an integral part of the above condensed consolidated financial statements.

MGE Energy, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Three Months Ended March 31,
	2003	2002
Operating Activities:
Net income	$ 9,375	$11,022
Items not affecting cash:
Depreciation and amortization	5,712	7,263
Deferred income taxes	855	(182)
Amortization of investment tax credits	(129)	(130)
Other	(104)	(81)
Equity in earnings in ATC	(888)	(866)
Dividend income from ATC	580	820
Collateral to ATC	5,000	-
Changes in working capital, excluding cash equivalents, current long-term debt maturities, and short-term debt:
Decrease in current assets	8,085	5,828
Increase in current liabilities	12,943	7,518
Other noncurrent items, net	5,179	3,098
Cash Provided by Operating Activities	46,608	34,290

Investing Activities:
Capital expenditures	(29,778)	(8,501)
Increase in nuclear decommissioning fund	-	(1,662)
Other	(54)	(124)
Cash Used for Investing Activities	(29,832)	(10,287)

Financing Activities:
Issuance of common stock	4,006	3,275
Cash dividends on common stock	(5,923)	(5,707)
Increase/(decrease) in short-term debt, net	138	(9,500)
Cash Used for Financing Activities	(1,779)	(11,932)

Change in Cash and Cash Equivalents	14,997	12,071
Cash and cash equivalents at beginning of period	2,998	2,421
Cash and cash equivalents at end of period	$17,995	$14,492

The accompanying notes are an integral part of the above condensed consolidated financial statements.

MGE Energy, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(In thousands)

	March 31, 2003	Dec. 31, 2002
Assets
Current Assets:
Cash and cash equivalents	$ 17,995	$ 2,998
Accounts receivable, less reserves of $2,600 and $2,659, respectively	43,965	36,275
Unbilled revenues	19,699	18,539
Materials and supplies, at lower of average cost or market	8,267	8,147
Fossil fuel, at lower of average cost or market	4,724	5,213
Stored natural gas, at lower of average cost or market	1,413	12,948
Prepaid taxes	6,482	10,827
Other prepayments	1,348	2,024
Total Current Assets	103,893	96,971
Deferred Charges	37,711	36,103

Property, Plant, and Equipment, Net	412,263	404,007
Construction work in progress	69,271	47,539
Nuclear decommissioning fund	-	8,782
Total Property, Plant, and Equipment	481,534	460,328
Other property and investments	30,792	35,493

Total Assets	$653,930	$628,895

Liabilities and Capitalization
Current Liabilities:
Short-term debt - commercial paper	$ 34,436	$ 34,298
Accounts payable	39,153	32,039
Accrued taxes	5,741	-
Accrued interest	3,636	3,161
Other current liabilities	10,662	11,049
Total Current Liabilities	93,628	80,547

Other Credits:
Deferred income taxes	63,305	62,450
Investment tax credit - deferred	5,278	5,407
Other deferred liabilities	64,729	60,972
Total other credits	133,312	128,829

Commitments and contingencies

Capitalization:
Common stockholders' equity	234,827	227,370
Long-term debt	192,163	192,149
Total Capitalization	426,990	419,519

Total Liabilities and Capitalization	$653,930	$628,895

The accompanying notes are an integral part of the above condensed consolidated financial statements.

Madison Gas and Electric Company
Condensed Statements of Income and Comprehensive Income (unaudited)
(In thousands)

	Three Months Ended March 31,
	2003	2002
Operating Revenues:
Regulated electric revenues	$56,099	$50,820
Regulated gas revenues	72,395	47,452
Total Operating Revenues	128,494	98,272

Operating Expenses:
Fuel for electric generation	10,581	8,477
Purchased power	14,366	8,492
Natural gas purchased	50,813	29,666
Other operations and maintenance	26,515	21,235
Depreciation and amortization	5,712	7,263
Other general taxes	3,040	2,868
Income tax provision	5,722	6,683
Total Operating Expenses	116,749	84,684
Net Operating Income	11,745	13,588

Other Income and Deductions:
AFUDC - equity funds	104	81
Equity in earnings in ATC	888	866
Income tax provision	(324)	(349)
Other income, net	(159)	(130)
Total Other Income and Deductions	509	468
Income Before Interest Expense	12,254	14,056

Interest Expense:
Interest on long-term debt	2,893	2,983
Other interest	32	86
AFUDC - borrowed funds	(54)	(46)
Net Interest Expense	2,871	3,023
Net Income	$ 9,383	$11,033

Total Comprehensive Income	$ 9,383	$11,033

The accompanying notes are an integral part of the above condensed financial statements.

Madison Gas and Electric Company
Condensed Statements of Cash Flows (unaudited)
(In thousands)

	Three Months Ended March 31,
	2003	2002
Operating Activities:
Net income	$ 9,383	$11,022
Items not affecting cash:
Depreciation and amortization	5,712	7,263
Deferred income taxes	855	(182)
Amortization of investment tax credits	(129)	(130)
AFUDC - equity funds	(104)	(81)
Equity in earnings in ATC	(888)	(866)
Dividend income from ATC	580	820
Collateral to ATC	5,000	-
Changes in working capital, excluding cash equivalents, current long-term debt maturities, and short-term debt:
Decrease in current assets	7,827	5,828
Increase in current liabilities	15,335	7,518
Other noncurrent items, net	5,145	3,098
Cash Provided by Operating Activities	48,716	34,290

Investing Activities:
Additions to utility plant	(13,592)	(8,501)
AFUDC - borrowed funds	(54)	(46)
Increase in nuclear decommissioning fund	-	(1,662)
Purchase of gas service territory	-	(78)
Cash Used for Investing Activities	(13,646)	(10,287)

Financing Activities:
Equity contributions from parent	4,900	-
Issuance of common stock	-	3,275
Cash dividends to parent	(11,804)	(5,707)
Short-term debt repayments	(13,500)	(9,500)
Cash Used for Financing Activities	(20,404)	(11,932)

Change in Cash and Cash Equivalents	14,666	12,071
Cash and cash equivalents at beginning of period	2,531	2,421
Cash and cash equivalents at end of period	$17,197	$14,492

The accompanying notes are an integral part of the above condensed financial statements.

Madison Gas and Electric Company
Condensed Balance Sheets (unaudited)
(In thousands)

	March 31, 2003	Dec. 31, 2002
Assets
Utility Plant (At Original Cost, in Service):
Electric	$550,943	$547,139
Gas	222,711	222,111
Gross plant in service	773,654	769,250
Less accumulated provision for depreciation	(361,391)	(365,243)
Net plant in service	412,263	404,007
Construction work in progress	34,263	28,686
Nuclear decommissioning fund	-	8,782
Total Utility Plant	446,526	441,475
Other property and investments	2,597	7,550
Investment in ATC	27,147	26,839
Total Other Property and Investments	29,744	34,389
Current Assets:
Cash and cash equivalents	17,197	2,531
Accounts receivable, less reserves of $2,600 and $2,659, respectively	44,021	36,291
Unbilled revenues	19,699	18,539
Materials and supplies, at lower of average cost or market	8,267	8,147
Fossil fuel, at lower of average cost or market	4,724	5,213
Stored natural gas, at lower of average cost or market	1,413	12,948
Prepaid taxes	6,482	10,619
Other prepayments	1,335	2,001
Total Current Assets	103,138	96,289
Other deferred charges	37,659	36,103
Total Assets	$617,067	$608,256

Capitalization and Liabilities
Common stockholder equity	$233,013	$230,534
Long-term debt	192,163	192,149
Total Capitalization	425,176	422,683
Current Liabilities:
Short-term debt - commercial paper	-	13,500
Accounts payable	38,628	29,151
Accrued taxes	5,950	-
Accrued interest	3,608	3,157
Other current liabilities	10,393	10,936
Total Current Liabilities	58,579	56,744
Other Credits:
Deferred income taxes	63,305	62,450
Investment tax credit - deferred	5,278	5,407
Regulatory liabilities	10,702	10,931
Other deferred liabilities	54,027	50,041
Total Other Credits	133,312	128,829
Commitments and contingencies
Total Capitalization and Liabilities	$617,067	$608,256

The accompanying notes are an integral part of the above condensed financial statements.

MGE Energy, Inc. and Madison Gas and Electric Company
Notes to Condensed Consolidated Financial Statements (unaudited)
March 31, 2003

Basis of Presentation

This report is a combined report of MGE Energy, Inc. (MGE Energy) and Madison Gas and Electric Company (MGE). References in this report to "MGE Energy" are to MGE Energy, Inc. and its subsidiaries. References in this report to "MGE" are to Madison Gas and Electric Company. These notes are applicable to MGE Energy in its entirety.

The accompanying condensed consolidated financial statements as of March 31, 2003, and for the three months then ended are unaudited but include all adjustments that MGE Energy and MGE consider necessary for a fair presentation of their respective financial statements. All adjustments are of a normal, recurring nature, except as otherwise disclosed. The year-end condensed consolidated balance sheet information was derived from the audited balance sheet appearing in MGE Energy's and MGE's annual reports on Form 10-K for the year ended December 31, 2002, but does not include all disclosures required by generally accepted accounting principles. These notes should be read in conjunction with the financial statements and the notes on pages 43 through 70 of the 2002 Form 10-K.

1. Reorganization.

On August 12, 2002, MGE Energy became the holding company for MGE as the result of the completion of an exchange of shares of MGE Energy common stock for shares of MGE common stock. The MGE Energy financial statements reflect this transaction for all periods presented. MGE Energy has no significant operations beyond those of MGE. Consequently, MGE constitutes a substantial portion of the assets, liabilities, and results of operations of MGE Energy and is expected to continue to do so for the foreseeable future.

2. Per-Share Amounts.

Earnings per share of MGE Energy common stock are computed on the basis of the weighted average of the daily number of shares outstanding. For the three months ended March 31, 2003 and 2002, there were 17,633,459 and 17,120,111 shares outstanding, respectively. Dividends declared and paid per share of common stock for the three months ended March 31, 2003 and 2002, were $0.336 and $0.333, respectively.

3. MGE - Rate Matters.

Effective March 1, 2003, the Public Service Commission of Wisconsin (PSCW) authorized MGE to increase revenues by $27.1 million (a 9.1% increase in electric rates and a 5.4% increase in gas rates). The increase in electric rates covers rising fuel costs and addresses increased system demands. Both the electric and natural gas rate increases include costs to complete a new automated meter reading (AMR) project, costs of system upgrades, and increased operating expenses. The PSCW authorized a 12.3% return on MGE's common stockholder equity.

Effective October 24, 2002, the PSCW authorized an electric rate surcharge of $4.5 million or 2% to recover costs that had been deferred, associated with the formation of American Transmission Company LLC (ATC) and ongoing incremental transmission costs during 2001 and 2002 associated with ATC. The surcharge will be in effect for a twelve-month period ending October 23, 2003.

In July 2002, MGE notified the PSCW that MGE's electric fuel costs were below the 3% range established in its most recent order, thus triggering a fuel credit to its customers. The fuel credit was $1.7 million through February 28, 2003.

Effective January 1, 2002, the PSCW authorized MGE to increase revenues by $12 million (a 5.7% increase in electric rates and a 0.6% increase in natural gas rates). The increase was associated with a limited reopener to address specific issues affecting 2002. These issues included the full-year impact of selling its ownership interest in Kewaunee Nuclear Power Plant (Kewaunee), rising fuel costs, and installing an AMR system.

4. MGE Energy and MGE - Supplemental Cash Flow Information.

Cash payments for interest, net of amounts capitalized, and cash payments/receipts for income taxes were as follows:

	Three Months Ended March 31,
(In thousands)	2003	2002
Interest paid, net of amounts capitalized	$2,395	$2,529
Income taxes paid	750	250
Income taxes refunded	3,159	759

5. Property, Plant, and Equipment

MGE Energy, through its subsidiary MGE Power, LLC, calculates capitalized interest in accordance with Statement of Financial Accounting Standards (SFAS) No. 34, Capitalizing Interest Costs, on construction projects for periods where financing is provided by MGE Energy through interim debt. The interest rate capitalized is based upon the monthly short-term borrowing rate MGE Energy incurs for such funds. For the three months ended March 31, 2003, MGE Energy recorded $0.1 million in capitalized interest related to the West Campus Cogeneration Facility (WCCF).

6. Adoption of New Accounting Principles and Recently Issued Accounting Pronouncements.

a. MGE - SFAS No. 143

In 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 provides accounting requirements for retirement obligations associated with tangible long-lived assets. MGE Energy was required to adopt SFAS No. 143 as of January 1, 2003. Retirement obligations associated with long-lived assets included within the scope of SFAS No. 143 are those for which there is a legal obligation under existing or enacted law, statute, written or oral contract, or by legal construction under the doctrine of promissory estoppel.

Effective January 1, 2003, the date SFAS No. 143 was adopted, MGE recorded an obligation for the fair value of its legal liability for asset retirement. At March 31, 2003, this liability is estimated at $1.3 million and included in other deferred liabilities. The asset retirement obligation recognized in the balance sheet consists of the estimated cost of removing an electric substation, a combustion turbine generating unit, wind generating facilities, and the photovoltaic generating facilities, all of which are located on property not owned by MGE.

At the point the liability for asset retirement is incurred, SFAS No. 143 requires capitalization of the costs to the related asset, property, plant, and equipment, net. For asset retirement obligations existing at the time of adoption, the statement requires capitalization of costs at the level that existed at the point of incurring the liability. These capitalized costs are depreciated over the same period as the related property. At the date of adoption, the depreciation expense for past periods is recorded as a regulatory asset in accordance with SFAS No. 71 because MGE believes the PSCW will allow it to recover these costs in future rates. Current depreciation is also deferred as a regulatory asset under SFAS No. 71.

The initial liability is accreted to its present value each period. MGE defers this accretion as a regulatory asset based on its determination that these costs can be collected from customers.

MGE also may have various asset retirement obligations relating to various assets, such as combustion turbine generating units, small distributed generating units, aboveground and underground storage tanks, facilities located at Columbia Energy Center (Columbia), and certain electric and gas distribution facilities. These are facilities that may be under lease, permit, easement, license, or service agreement or may be located on property owned by MGE. The asset retirement obligations associated with these facilities cannot be reasonably determined due to the indeterminate life of the related assets.

Because of actions by the regulators allowing these costs to be recovered in future rates, adoption of SFAS No. 143 in the first quarter 2002 would have had no impact on net income and earnings per share of common stock. Accordingly, pro forma impacts are not presented.

The following table shows costs as of January 1, 2003, and changes to the asset retirement obligation and accumulated depreciation during the quarter ended March 31, 2003.

(In thousands)	(a) Original Asset Retirement Obligation	(b) Accumulated Accretion	(c) (a + b) Asset Retirement Obligation	(d) Accumulated Depreciation Related Asset
Balance, January 1, 2003 - Date of adoption, SFAS No. 143	$685	$596	$1,281	$148
Changes in quarter ended March 31, 2003	1	20	21	7
Balance, March 31, 2003	$686	$616	$1,302	$155

As of March 31, 2003, MGE's regulatory asset, included in deferred charges, is the total accumulated accretion ($616,000) and accumulated depreciation ($155,000) or $771,000.

b. MGE - FIN No. 45

In November 2002, the FASB issued Financial Interpretation No. (FIN) 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation provides the disclosures to be made by a guarantor in interim and annual financial statements about obligations under certain guarantees. The interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation.

MGE makes available to qualifying customers a financing program for the purchase and installation of energy-related equipment that will provide more efficient use of utility service at the customer's property. MGE is party to a chattel paper purchase agreement with a financial institution under which it can sell or finance an undivided interest with recourse, in up to $7.5 million of the financing program receivables, until February 28, 2004. Loans totaling $0.3 million have been sold to the financial institution during 2003. MGE has determined the amount of the liability for the fair value of the obligation for these loans is immaterial.

MGE would be required to perform under the guarantee if the customer defaulted on its loan. The energy-related equipment installed at the customer sites is used to secure the customer loans. The length of the MGE guarantee to the financial institution varies from one to ten years depending on the term of the customer loan. Principal payments for the next five years on the loans are $0.8 million in 2003, $0.9 million in 2004, $0.8 million in 2005 and 2006, and $0.7 million in 2007.

c. SFAS No. 146

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 is effective for transactions initiated after December 31, 2002. This statement does not have a material impact on the consolidated financial statements.

d. SFAS No. 148

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. This statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. MGE Energy has no stock options as of March 31, 2003, and therefore SFAS No. 148 will have no impact.

e. SFAS No. 149

On April 30, 2003, the FASB issued SFAS No. 149, Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies accounting for derivative instruments including certain derivative instruments embedded in other contracts for hedging activities. SFAS No. 149 amends certain other existing pronouncements. The amendments will result in a more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. This statement does not have a material impact on the consolidated financial statements.

7. MGE - Kewaunee Nuclear Power Plant

On September 23, 2001, MGE sold to Wisconsin Public Service Corporation (WPSC) its 17.8% ownership interest in Kewaunee for $15.4 million. On the closing date, MGE also transferred its Qualified Decommissioning Fund ($65.0 million, fair market value) and Nonqualified Decommissioning Fund ($28.1 million, fair market value), which resulted in a decrease of accumulated depreciation by an equal amount.

Under the Kewaunee sale agreement, MGE made monthly contributions to the MGE Nonqualified Decommissioning Fund from September 23, 2001, through December 31, 2002, in the amount of approximately $0.7 million, the level authorized by the PSCW. These costs were recovered from customers in rates. MGE's decommissioning liability is limited to the fund balances at the closing date plus all decommissioning collections through 2002. MGE's Nonqualified Decommissioning Fund totaled $8.8 million (pretax, fair market value) at December 31, 2002. The securities and uninvested cash balances in the fund, net of trust investment expenses and taxes on investment income, were transferred to the WPSC Nonqualified Decommissioning Fund on January 2, 2003.

In accordance with the Kewaunee sale agreement, MGE exercised an option in June 2001 to buy electric capacity and energy at a fixed price from WPSC. MGE will purchase 90 megawatts of electric capacity and energy from September 24, 2001, through September 23, 2003, to help meet customers' electric needs.

8. West Campus Cogeneration Facility.

The ownership, construction, and operation of the facility being constructed by subsidiaries of MGE Energy on the Madison campus of the University of Wisconsin requires various State of Wisconsin (the State) approvals as well as the completion of definitive agreements including a construction agreement. Depending on the approval process, construction could start in 2003, with the facility coming on-line in 2005. MGE also requires PSCW approval in order to lease and operate the facility. On October 21, 2002, the PSCW deemed MGE's Certificate of Public Convenience and Necessity application complete. A PSCW decision is expected on MGE's participation in the facility during 2003.

The facility is expected to cost approximately $180 million. On November 29, 2002, the State paid $11.9 million to MGE for its share of those costs under a September 2002 Pre-Certification Cost Sharing Agreement between MGE and the State. On December 31, 2002, MGE Power, a subsidiary of MGE Energy, reimbursed MGE for the remainder of those costs as a part of MGE Power's assumption of the project. As of March 31, 2003, MGE Power had incurred $35.0 million of costs on the project, which is reflected as construction work in progress on MGE Energy's consolidated balance sheets. These costs largely represent amounts paid under long lead-time equipment contracts in order to meet project schedules, although, as noted, several approvals remain outstanding. A failure to obtain these approvals could terminate the project and could result in the write-off of these costs to the extent that the associated equipment and efforts cannot be put to alternative uses.

9. Shelf Registration Statement.

On March 7, 2003, MGE Energy filed a Form S-3 shelf registration statement registering $200 million of securities. The registration statement was declared effective on March 11, 2003, by the SEC. The registration statement allows MGE Energy to issue up to $200 million in equity and debt securities. The proceeds from those sales will be used to finance future capital expenditures, to redeem or refund debt, or for other general corporate purposes.

10. Segment Information.

The following tables show segment information for electric and gas utility operations:

MGE (In thousands)	Three Months Ended March 31,
	2003	2002
Electric:
Gross revenues	$56,207	$50,924
Net operating income	4,082	7,503
Gas:
Gross revenues	74,400	48,370
Net operating income	7,663	6,085
Intersegment revenues eliminated	(2,113)	(1,022)
Consolidated:
Gross revenues	128,494	98,272
Net operating income	11,745	13,588

MGE Energy (In thousands)	Electric	Gas	Assets not Allocated	Non- regulated	Total
Assets:
March 31, 2003	$417,147	$129,370	$70,550	$36,863	$653,930
December 31, 2002	415,849	139,608	52,799	20,639	628,895
Capital expenditures:
Three-months ended March 31, 2003	10,373	3,219	-	16,186	29,778
Year ended December 31, 2002	44,305	15,125	-	18,852	78,282

11. Commitments and Contingencies.

a. MGE - Coal Contracts.

MGE has no coal contracts that contain demand obligations for its Blount Station (Blount). Fuel procurement for MGE's jointly-owned Columbia is handled by Alliant Energy Corp. (Alliant), the operating company. If any demand obligations must be paid under these contracts, management believes such obligations would be considered costs of service and recoverable in rates.

b. MGE - Purchased Power Contracts.

MGE has several purchased power and transmission contracts to help meet future electric supply requirements. As of March 31, 2003, MGE's total commitments for energy purchased power contracts for capacity and transmission are estimated to be $20.5 million in 2003, $13.3 million in 2004, $15.2 million in 2005, $15.3 million in 2006, and $12.0 million in 2007. Management expects to recover these costs in future customer rates.

c. MGE - Purchased Gas Contracts.

MGE has natural gas transportation and storage contracts that provide for the availability of firm pipeline transportation and storage capacity under which it must make fixed monthly payments. As of March 31, 2003, MGE's total commitments for firm pipeline transportation and storage capacity contracts are estimated to be $14.9 million in 2003; $14.8 million in 2004; and $14.3 million in 2005, 2006, and 2007. Management expects to recover these costs in future customer rates.

d. MGE - Environmental.

Proposed 8-hour ozone standard. In 1997, the U.S. Environmental Protection Agency (EPA) decided to phase out and replace the previous one-hour ozone standard with a new eight-hour ozone standard to protect human health. The Wisconsin Department of Natural Resources (DNR) expects the counties in nonattainment for the one-hour standard to also be in nonattainment for the eight-hour ozone standard. The DNR is also considering classifying counties that contribute to nonattainment areas as nonattainment. The Wisconsin counties that may be classified as non-attainment but do not exceed the eight-hour standard include Brown, Calumet, Columbia, Dane, Dodge, Fond du Lac, Jefferson, Outagamie, Rock, Walworth, and Winnebago.

MGE is evaluating nitrogen oxide (NOx) compliance strategies including fuel switching, emission trading, purchased power agreements, new emission control devices, or installing new fuel-burning and clean-coal technologies. Implementing any of these new measures would likely increase capital expenditures and operating and maintenance expenses. MGE may need to comply with new NOx emission limits as early as December 2007.

Proposed utility MACT standards. Section 112 of the 1990 Clean Air Act Amendments requires the EPA to develop standards to control major sources of hazardous air pollutants to levels consistent with the lowest-emitting facilities in similar source categories. The standards are referred to as the maximum available control technology (MACT) standards. MGE operates several sources that require MACT standards including electric steam generating units, combustion turbines, reciprocating internal combustion engines, and industrial/commercial/institutional boilers. All sources, except Blount, are expected to be exempt from installing additional emission control equipment. EPA is expected to finalize standards for electric steam generating units in 2004. It is expected that MGE will be required to comply with new mercury, particulate, and hydrogen chloride limits by December 2007. Complying with the MACT standards would likely increase capital expenditures and operating and maintenance expenses.

Proposed Wisconsin mercury emission reduction rule. The DNR plans to monitor and force sources emitting more than 10 pounds of mercury annually to comply with the proposed Wisconsin mercury emission reduction rule. The proposed rule consists of phased-in mercury reductions of 30% by 2007, 50% by 2012, and 90% by 2017. In the past few years, MGE emission reports to the DNR state Blount has emitted between 8 and 11 pounds of mercury from its operations. In the case of Blount, MGE could achieve compliance with the proposed rule by limiting mercury emissions to less than 10 pounds per year.

Miscellaneous. On September 30, 2002, MGE and the DNR signed an Environmental Cooperative Agreement. MGE committed to work toward superior environmental performance at its Blount plant. The five-year agreement requires MGE to study combustion efficiency improvements, install a new pollution control device for Boiler No. 8, attempt to increase use of alternative fuels, attempt to increase beneficial reuse of fly ash and bottom ash, study cogeneration possibilities, and upgrade MGE's environmental management system to ISO 14001 quality. Implementing these and other actions required by the agreement will increase capital expenditures and operating and maintenance expenses over the next five years.

Columbia plant. In December 2000, February 2001, June 2002, and January 2003, Columbia received Requests for Information from the EPA to evaluate compliance with the Clean Air Act. Alliant, the plant operator, has responded to all requests and has not yet received a response from the EPA. On a broader basis, the EPA is assessing the regulatory consequences of investments in utility generation, energy efficiency, maintenance, and environmental protection. EPA is also assessing proposed multi-pollutant legislation. The EPA will be recommending clarification and revisions to the process in the future. The plant operator has not informed MGE of any likely increase in capital expenditures or operating and maintenance expenses arising from the EPA's inquiry.

In February 2003, Columbia received a Notice of Violation from the DNR for exceeding limits in its Wisconsin Pollutant Discharge Elimination System permit. The Columbia plant operator has been working with the DNR to resolve the issues set forth in the notice. Resolution of those issues may require additional capital expenditures to install and implement new treatment techniques. While it is possible that the DNR may also seek to impose a civil penalty, the operator believes it can resolve these issues to the DNR's satisfaction in a manner that will not have a materially adverse effect on their companies' financial conditions or results of operations.

e. MGE - Chattel Paper Agreement.

MGE makes available to qualifying customers a financing program for purchasing and installing energy-related equipment that will provide more efficient use of utility service at the customer's property. MGE is party to a chattel paper purchase agreement with a financial institution under which it can sell or finance an undivided interest, in up to $7.5 million of the financing program receivables, until February 28, 2004. At March 31, 2003, MGE had sold a $6.4 million interest in these receivables, which MGE accounted for as a sale under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities - a Replacement of FASB Statement No. 125. MGE retains the servicing responsibility for these receivables.

MGE maintains responsibility for collecting and remitting loan payments from customers to the financial institution and does not retain any interest in the assets sold to the financial institution. As of March 31, 2003, MGE has recorded a servicing asset of $0.2 million.

The loan assets are sold to the financial institution at cost, which approximates fair value in view of their market rates of interest. During 2003 and 2002, MGE received approximately $0.3 million and $3.3 million, respectively, of cash from the financial institution for the sale of loan assets. During those same years, payments of $0.6 million and $2.4 million, respectively, were made by MGE to the financial institution.

f. West Campus Cogeneration Facility.

In July 2001, MGE entered into a contract with GE Packaged Power Inc. for the purchase of two gas turbines for the WCCF. In June 2002, MGE entered into a contract with General Electric Company for the purchase of a steam turbine. The cost for the turbines is $37.3 million, of which $31.4 million has already been paid. Remaining payments include $6.0 million in 2003. Other miscellaneous equipment purchase contracts total $6.7 million, of which $0.5 million has been paid.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

MGE Energy, Inc. (MGE Energy), through its principal subsidiary Madison Gas and Electric Company (MGE), operates in two business segments:

- Electric operations generate and distribute electricity to nearly 130,000 customers in Dane County, Wisconsin, which includes the city of Madison. MGE contracts with American Transmission Company LLC (ATC) and others for transmission service.

- Gas operations purchase and distribute natural gas to more than 126,000 customers in seven Wisconsin counties (Columbia, Crawford, Dane, Iowa, Juneau, Monroe, and Vernon). MGE also contracts with various pipelines for transporting natural gas.

MGE Energy became the holding company for MGE on August 12, 2002, when shareholders exchanged each share of MGE common stock for one share of MGE Energy common stock. The share exchange had no accounting effect on MGE's recorded assets, liabilities, revenues, or expenses.

MGE's utility operations represent a substantial portion of the assets, liabilities, revenues, and expenses of MGE Energy. MGE Energy's nonutility operations principally relate to the development of a cogeneration project on the Madison campus of the University of Wisconsin (UW). Consequently, the following discussion focuses primarily on the results of operations and financial condition of MGE and MGE Energy's cogeneration project.

The following discussion provides information that management believes is relevant to an assessment and understanding of MGE Energy's and MGE's consolidated results of operations and financial condition. This discussion should be read in conjunction with the condensed consolidated financial statements and notes.

Results of Operations

Sales and Revenues

Electric

Retail sales increased 2.4% for the three months ended March 31, 2003, due in part to increased customer growth and colder-than-normal weather during the quarter (see table below). During the same period, sales for resale increased due to the sale of 25 megawatts of electric capacity, for which the contract extends through August 2003.

Electric Sales (megawatt-hours)	Three Months Ended March 31,
	2003	2002	Change
Residential	200,066	200,292	(0.1)%
Large commercial	267,736	260,357	2.8%
Small commercial	199,377	188,449	5.8%
Other	71,693	72,541	(1.2)%
Total Retail	738,872	721,639	2.4%
Sales for Resale	43,491	6,795	540.0%
Total Sales	782,363	728,434	7.4%

During the first quarter 2003, electric operating revenues increased $5.3 million or 10.4% compared to a year ago. The increase in electric operating revenues was primarily due to an increase in electric rates ($2.0 million, Footnote 3), customer growth and greater use per customer ($1.2 million), increased sales for resale revenues ($2.3 million), and a decrease in other electric revenues ($0.2 million).

Gas

For the three months ended March 31, 2003, retail gas deliveries increased 20.1%. Colder temperatures during January and February 2003 resulted in increased retail gas deliveries. The average temperature for the first quarter 2003 was 23 degrees Fahrenheit, which was 7% colder than last year's first quarter and 3% colder than normal. The typical heating season runs from November through March.

Transport deliveries decreased 2.7% as alternative fuel customers used less natural gas because of the higher cost during this year's first quarter compared to a year ago.

Gas deliveries (thousands of therms*)	Three Months Ended March 31,
	2003	2002	Change
Residential	48,025	39,897	20.4%
Commercial and Industrial	38,065	31,760	19.9%
Total Retail	86,090	71,657	20.1%
Transport	16,282	16,732	(2.7)%
Total Gas Deliveries	102,372	88,389	15.8%
Heating degree days (normal 3,487)	3,761	3,170	18.6%
*Unit of measure.

Gas operating revenues were up $24.9 million or 52.6% for the three months ended March 31, 2003, primarily due to the significant increase in the cost of natural gas. Through a purchased gas adjustment (PGA) clause, MGE is allowed by the Public Service Commission of Wisconsin (PSCW) to pass on to customers any increases or decreases in the cost of gas. The average cost per therm of natural gas costs increased 42.7% compared to the first quarter of last year. Another reason gas revenues increased was due to the higher volume of gas sold during the first quarter 2003 compared to a year ago as presented in the table above.

Gas incentive revenues were up $0.4 million for the three months ended March 31, 2003, largely due to the gas cost incentive for commodity. Under the commodity incentive, if actual gas commodity costs are above or below a benchmark established by the PSCW, MGE retail gas sales customers and stockholders share equally in any increased costs or savings up to $1.5 million. Any costs or savings that exceed $1.5 million for the gas year are passed on to customers.

Electric Fuel and Purchased Power

Fuel for electric generation increased $2.1 million or 24.8% for the three months ended March 31, 2003. This increase is due in large part to the substantial increase in the cost of natural gas. Since the Columbia Energy Center (Columbia) was out of service more in the first quarter 2003 compared to last year's first quarter, MGE relied more on its other internal generation during the quarter, which operates at a higher per-unit cost.

Purchased power increased $5.9 million or 69.2% during the three months ended March 31, 2003, due to the increase in the cost of natural gas. MGE's generation mix is more dependent on purchased power. In addition, MGE purchased electric capacity to replace the energy generation lost from selling its interest in Kewaunee Nuclear Power Plant and to meet expected load growth. MGE's generation mix includes more electricity bought from gas-fired plants since two new purchased power contracts took effect in May 2002.

Electric margin (revenues less fuel and purchased power) decreased $2.7 million or 8.0% for the three months ended March 31, 2003. The decrease in electric margin is attributed to the increase in fuel and purchased power costs because of the increase in natural gas costs previously mentioned.

Natural Gas Purchased

Natural gas purchased increased $21.1 million or 71.3% for the three months ended March 31, 2003. The average cost per therm of natural gas increased 42.7% while retail gas deliveries increased 20.1% for the three months ended March 31, 2003. Under the PGA clause, MGE passes along to customers the cost of gas, subject to certain limited incentive participation.

Gas margins (revenues less gas purchased) increased $3.8 million or 21.3% for the three months ended March 31, 2003, primarily due to increased retail gas deliveries.

Other Operations and Maintenance

Operating and maintenance expenses increased $5.3 million or 24.9% for the three months ended March 31, 2003. The increases in operations and maintenance expenses are the net result of the following factors:

- Transmission wheeling expense increased $1.7 million. During the first quarter 2002, the PSCW allowed MGE to defer incremental transmission wheeling costs associated with the formation of the ATC (Footnote 3).

- Employee health and pension expenses increased $1.7 million due to dramatically increasing health care costs and lower investment returns on plan assets.

- Operating and maintenance expenses for Columbia increased $0.6 million, a result of increased outage time at the facility during 2003. Scheduled outages totaled seven weeks during the first quarter of 2003 and only three weeks during the same period in 2002.

- Increased miscellaneous expenses: distribution expenses, $0.4 million; administrative and general expenses, $0.2 million; other, $0.7 million.

Electric and Gas Depreciation

For the three months ended March 31, 2003, depreciation expense decreased $1.6 million, or 21.4%. The decrease in depreciation expense, related to MGE's electric generating assets, is due to reduced decommissioning expense ($2.0 million) as a result of the sale to Wisconsin Public Service Corporation (Footnote 7), and partially offset by increased depreciation expense for additions to MGE's electric plant assets ($0.3 million). During the same period, gas depreciation expense increased due to additions to MGE's plant assets ($0.1 million).

Other General Taxes

The 6% increase in other general taxes for the three months ended March 31, 2003, compared to the three months ended March 31, 2002, is due to an increase in MGE's license fee tax. Wisconsin's license fee tax is in lieu of property tax on utility property. The tax is calculated as a percentage of adjusted operating revenues of the prior calendar year and amortized to expense on a straight-line basis in the subsequent year.

Income Taxes

The effective income tax rate (39.2%) for the first quarter of 2003 remained consistent with the effective income tax rate (39.1%) for 2002, although the components of the effective income tax rate have slightly changed. MGE Energy expects the state income tax component of its effective tax rate to lower to about 5% for 2003 compared to the 5.5% rate for 2002. Offsetting this decrease in the state tax component is an almost equal reduction in MGE's amortization of excess deferred income taxes and deferred investment tax credit.

Contractual Obligations and Commercial Commitments

There were no material changes, other than from the normal course of business, to MGE Energy's and MGE's contractual obligations, representing cash obligations that are considered to be firm commitments, and commercial commitments, representing commitments triggered by future events, during the three months ended March 31, 2003. Further discussion of the contractual obligations and commercial commitments is included in MGE Energy's and MGE's annual reports on Form 10-K for the year ended December 31, 2002.

Liquidity and Capital Resources

Cash Flows

The following summarizes MGE Energy's cash flows during the three months ended March 31, 2003, and 2002, respectively:

Thousands of dollars	2003	2002
Cash provided by/(Used for):
Operating activities	$46,608	$34,290
Investing activities	(29,832)	(10,287)
Financing activities	(1,779)	(11,932)

Cash Provided by Operating Activities for MGE Energy

Cash provided by operating activities increased $12.3 million or 35.9% for the first quarter 2003. Current liabilities increased $12.9 million during the first quarter 2003 primarily due to an increase in accounts payable ($7.1 million) and accrued taxes ($5.7 million). In comparison to the first quarter 2002, current liabilities increased $5.4 million.

Current assets decreased $8.1 million during the first quarter 2003 primarily due to decreases in stored natural gas ($11.5 million) and prepayments ($5.0 million). Offsetting the decrease was an increase ($7.7 million) in accounts receivable. When compared to the first quarter of 2002, current assets decreased $2.2 million.

On January 2, 2003, MGE and ATC terminated the $5.0 million escrow account and MGE replaced it with a $5.0 million Letter of Credit to ATC from a commercial bank. ATC will be providing system upgrades for MGE in conjunction with the proposed West Campus Cogeneration Facility (WCCF) on the UW campus. The Letter of Credit complies with the Interconnection Agreement between ATC and MGE dated November 22, 2002.

Cash Used for Investing Activities for MGE Energy

Cash used for investing activities increased $19.5 million. This is due to an increase in capital expenditures of $21.3 million during the first quarter 2003 compared to last year. The majority of this increase is attributed to the capital expenditures related to the WCCF, which totaled $16.1 million. MGE utility plant additions increased $5.1 million during the first quarter 2003 due to the automated meter reading (AMR) system implementation and improving reliability at MGE substations.

Cash Used for Financing and Capital Resources for MGE Energy

Cash used for financing activities decreased by $10.2 million or 85.1%. Total short-term debt for MGE Energy increased slightly in the first quarter 2003, when compared to a $9.5 million decrease in short-term debt for the first quarter 2002. MGE Energy has been financing the capital expenditures for the WCCF with short-term debt.

MGE's short-term debt for the 2003 first quarter decreased by $13.5 million. Cash flows are cyclical in nature for MGE. Incoming cash is heaviest during the winter and summer months. MGE benefits in the winter months by drawing down on its stored natural gas, which it purchased in the summer months, reducing winter purchased gas payments.

MGE Energy has an established line of credit in the amount of $60 million for the temporary financing of the capital commitments for the WCCF. At March 31, 2003, MGE Energy had $34.4 million drawn on this line of credit and recorded as bank loans outstanding.

Bank lines of credit available to MGE as of March 31, 2003, were $40 million. MGE also has a $5 million letter of credit with a commercial bank established as collateral for equipment purchases that ATC will make to provide necessary system upgrades for the WCCF.

MGE Energy's capitalization ratios were as follows:

	March 31, 2003	Dec. 31, 2002
Common shareholders' equity*	50.9%	51.1%
Short-term debt	7.5%	7.4%
Long-term debt*	41.6%	41.5%

MGE's capitalization ratios were as follows:

	March 31, 2003	Dec. 31, 2002
Common shareholders' equity*	54.8%	52.9%
Short-term debt	-	3.1%
Long-term debt*	45.2%	44.0%

*Does not include accumulated other comprehensive loss; includes current maturities.

Capital Requirements

MGE Energy's and MGE's liquidity are primarily affected by their capital requirements. During this year's first quarter, capital expenditures totaled $29.8 million, which included $16.1 million of capital commitments for the WCCF. MGE's capital requirements were higher during the first quarter 2003 due to the continued installation of the AMR system and improvements to MGE's electric and gas distribution systems.

MGE Energy's 2003 capital commitments related to the WCCF are estimated to be $74.1 million, which does not include any repayments from the State of Wisconsin (the State) for their portion of the plant. MGE Energy plans to finance these capital expenditures through the issuance of both debt and equity securities. MGE Energy filed a $200 million registration statement on March 7, 2003, with the Securities and Exchange Commission (SEC). The SEC declared the registration statement effective on March 11, 2003. The registration statement allows MGE Energy to issue up to $200 million in equity and debt securities. The proceeds from the registration statement will be used to finance future capital expenditures, redeem or refund debt, or other general corporate purposes.

MGE anticipates 2003 capital expenditures will be $51.6 million and will include substation improvements ($5.1 million), AMR project costs ($3.4 million), and upgrading its Energy Management System ($1.8 million).

MGE uses its internally generated funds and short-term debt to satisfy a majority of its capital requirements. Internally generated funds exceeded the funds used for construction during this year's first quarter. For larger capital investments, MGE will issue additional long-term debt or common stock.

MGE's pretax interest coverage for the twelve months ended March 31, 2003, was 4.34 times. Below is a table of MGE's current credit ratings. MGE Energy is not yet rated because it has not issued any debt securities.

	Standard & Poor's	Moody's
First Mortgage Bonds Unsecured Medium Term Notes Commercial Paper	AA AA- A1+	Aa2 Aa3 P1

MGE's access to the capital markets, including the commercial paper market, and its financing costs in those markets are dependent on its securities' ratings. None of MGE's borrowing is subject to default or prepayment due to downgrading of securities' ratings.

West Campus Cogeneration Facility

MGE Energy, through its subsidiaries MGE Power, LLC (MGE Power) and MGE Construct, LLC (MGE Construct), has assumed responsibility for the construction and ownership of a proposed natural gas-fired cogeneration facility to be built on the Madison campus of the UW. As planned, the facility would have 20,000 tons of chilled water capacity, 500,000 pounds per hour of steam capacity, and approximately 150 megawatts of electricity capacity. The facility would be jointly owned by the State, the UW, and MGE Power and would be leased and operated by MGE. The State and the UW would own a controlling interest in the chilled water and steam plants, which would be used to meet the growing needs for air-conditioning and steam-heat capacity for the UW campus. MGE Power would own a controlling interest in the electric generation plant, which would be used to provide electricity to MGE's customers.

MGE Construct would be responsible for the construction of the facility. The ownership, construction, and operation of the facility requires various state approvals as well as the completion of definitive agreements including a construction agreement. Depending on the approval process, construction could start in 2003, with the facility coming on-line in 2005. MGE also requires PSCW approval in order to lease and operate the facility. A PSCW decision is expected on MGE's participation in the facility during 2003.

The facility is expected to cost approximately $180 million. On November 29, 2002, the State paid $11.9 million to MGE for its share of those costs under a September 2002, Pre-Certification Cost Sharing Agreement, between MGE and the State. On December 31, 2002, MGE Power reimbursed MGE for the remainder of those costs as a part of MGE Power's assumption of the project. As of March 31, 2003, MGE Power had incurred $35.0 million of costs on the project, which is reflected as construction work in progress on MGE Energy's consolidated balance sheets. These costs largely represent amounts paid under long lead-time equipment contracts in order to meet project schedules, although, as noted, several approvals remain outstanding. A failure to obtain these approvals could terminate the project and could result in the write-off of these costs to the extent that the associated equipment and efforts cannot be put to alternative uses.

Adoption of New Accounting Principle

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations, which requires the recognition of a liability for the fair value of an asset retirement obligation in the period in which the event that triggers the liability occurs. When the liability is initially recorded, the cost of the related asset is increased and subsequently depreciated over the useful life of the asset. The liability is adjusted to its present value each period. MGE adopted this statement effective January 1, 2003. A regulatory asset is recognized for this accretion adjustment because MGE believes these costs will be collected through the regulatory process. The asset retirement obligations that were recorded relate to the cost of retiring an electric substation, a combustion turbine generating unit, wind generating facilities, and the photovoltaic generating facilities, all of which are located on land or facilities not owned by MGE. These costs were recorded as a liability with an offsetting increase to plant cost.

SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. MGE Energy adopted this statement effective January 1, 2003. The asset retirement obligations that were recorded related to estimated costs of removing an electric substation, combustion turbine, generating unit, wind generating facilities, and photovoltaic generation facilities. MGE recognizes an offset to the accretion and depreciation expenses associated with its asset retirement obligation in the form of a regulatory asset pursuant to SFAS No. 71. See Footnote 6 for additional information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risks

MGE Energy, through MGE, and MGE are potentially exposed to market risk associated with interest rates, commodity prices, weather, regulatory recovery, and equity returns. Neither MGE Energy nor MGE have any current exposure to foreign currency risk. MGE manages some risk exposure through risk management policies and uses derivative instruments.

Interest Rate Risk

MGE Energy and MGE manage interest rate risk by limiting its variable rate exposure and continually monitoring the effects of market changes on interest rates. MGE is not exposed to changes in interest rates on a substantial portion of its long-term debt until that debt matures and is refinanced at market rates. MGE has $15.0 million in variable rate long-term debt outstanding as of March 31, 2003. Borrowing levels under commercial paper arrangements vary from period to period depending upon capital investments and other factors.

Commodity Price Risk

MGE Energy, through MGE, has commodity price risk exposure with respect to the price of natural gas, electricity, coal, and oil. MGE employs established policies and procedures to reduce the market risks associated with changing commodity prices, including the use of commodity and financial instruments. MGE's commodity risks are somewhat mitigated by the current ratemaking process in place for recovering electric fuel, purchased energy, and the cost of natural gas purchased for resale. MGE's electric fuel costs are subject to fuel rules, established by the PSCW, which further mitigate commodity risk. Under the PGA clause, MGE passes through to customers the cost of gas, subject to certain limited incentives.

Weather Risk

MGE's electric revenues are sensitive to the summer cooling season and, to some extent, to the winter heating season. A significant portion of MGE's gas system demand is driven by heating. MGE's gas margin (revenues less gas purchased) are collected under a combination of fixed and volumetric rates set by the PSCW based on "normal weather." As a result of weather-sensitive demand and volumetric rates, a portion of MGE's gas margin is at risk for warmer-than-normal weather. MGE may use weather derivatives, pursuant to its risk management program, to reduce the impact of weather volatility on its gas margins.

Regulatory Recovery Risk

MGE burns natural gas in several of its peak electric generation facilities as a supplemental fuel, and in many cases, the cost of purchased power is tied to the cost of natural gas. MGE bears significant regulatory risk for the recovery from customers of such fuel and purchased power costs when they are higher than the base rate established in its current rate structure.

Equity Price Risks

MGE currently funds its liabilities related to employee benefits through contributions to, and investment earnings on, trust funds. Changes in the market value of the employee benefits trust funds affect MGE's expense and annuity payment. MGE seeks to mitigate some of its risk in this matter through future rate actions by the PSCW.

Credit Risks

Credit risk is the loss that may result from counterparty nonperformance. MGE Energy, through MGE, is exposed to credit risk primarily through its merchant energy business. MGE uses credit policies to manage its credit risk, which includes utilizing an established credit approval process, monitoring counterparty limits, employing credit mitigation measures such as collateral or prepayment arrangements, and using netting agreements.

Item 4. Controls and Procedures.

MGE Energy

Within the 90 days prior to the filing of this report, MGE Energy's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the Securities and Exchange Commission (SEC). These disclosure controls and procedures have been designed to ensure that material information relating to MGE Energy, including its subsidiaries, is made known to MGE Energy's management, including these officers, by other employees of MGE Energy and its subsidiaries, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. MGE Energy's controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met. Also, MGE Energy does not control or manage certain of its unconsolidated entities and as such, the disclosure controls and procedures with respect to such entities are more limited than those it maintains with respect to its consolidated subsidiaries.

As of May 8, 2003, these officers concluded that the design of the disclosure controls and procedures provides reasonable assurance that they can accomplish their objectives. MGE Energy intends to continually strive to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

There have been no significant changes in MGE Energy's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

MGE

Within the 90 days prior to the filing of this report, MGE's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to MGE, including its subsidiaries, is made known to MGE's management, including these officers, by other employees of MGE, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. MGE's controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met. Also, MGE does not control or manage certain of its unconsolidated entities and as such, the disclosure controls and procedures with respect to such entities are more limited than those it maintains with respect to its consolidated subsidiaries.

As of May 8, 2003, these officers concluded that the design of the disclosure controls and procedures provides reasonable assurance that they can accomplish their objectives. MGE intends to continually strive to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

There have been no significant changes in MGE's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION.

Item 6. Exhibits and Reports on Form 8-K.

Item 6(a) - Exhibits

Exhibit 12.1 - Ratio of Earnings to Fixed Charges for MGE Energy, Inc.
Exhibit 12.2 - Ratio of Earnings to Fixed Charges for Madison Gas and Electric Company

Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2003) as to the quarterly report on Form 10-Q for the quarterly period ended March 31, 2003, filed by the following officers for the following companies:

Exhibit 99.1 - Filed by Gary J. Wolter for MGE Energy, Inc.
Exhibit 99.2 - Filed by Terry A. Hanson for MGE Energy, Inc.
Exhibit 99.3 - Filed by Gary J. Wolter for Madison Gas and Electric Company
Exhibit 99.4 - Filed by Terry A. Hanson for Madison Gas and Electric Company

Item 6(b) - Reports on Form 8-K

On February 13, 2003, MGE Energy, Inc. filed a Current Report on Form 8-K reporting the issuance of a press release announcing its 2002 year-end earnings.

Signatures - MGE Energy, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MGE Energy, Inc.
Date: May 14, 2003	/s/ Gary J. Wolter
Gary J. Wolter Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: May 14, 2003	/s/ Terry A. Hanson
Terry A. Hanson Vice President, Chief Financial Officer and Secretary (Chief Financial and Accounting Officer)

Signatures - Madison Gas and Electric Company

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Madison Gas and Electric Company
Date: May 14, 2003	/s/ Gary J. Wolter
Gary J. Wolter Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: May 14, 2003	/s/ Terry A. Hanson
Terry A. Hanson Vice President, Chief Financial Officer and Secretary (Chief Financial and Accounting Officer)

Certification Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934

I, Gary J. Wolter, certify that:

1. I have reviewed this quarterly report on Form 10-Q of MGE Energy, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ Gary J. Wolter
Gary J. Wolter Chairman, President and Chief Executive Officer

Certification Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934

I, Terry A. Hanson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of MGE Energy, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ Terry A. Hanson
Terry A. Hanson Vice President, Chief Financial Officer and Secretary

Certification Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934

I, Gary J. Wolter, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Madison Gas and Electric Company.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ Gary J. Wolter
Gary J. Wolter Chairman, President and Chief Executive Officer

Certification Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934

I, Terry A. Hanson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Madison Gas and Electric Company.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ Terry A. Hanson
Terry A. Hanson Vice President, Chief Financial Officer and Secretary