Form 10-Q
period 2003-06-30
MGE ENERGY INC
filed 2003-08-14
CIK 1161728

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:

June 30, 2003

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
www.mgeenergy.com/sec Web Site

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) have been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

Indicate by check mark whether the registrants are an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

MGE Energy Yes [X] No [ ] Madison Gas and Electric Company Yes [ ] No [X]

Number of shares outstanding of each class of common stock as of August 14, 2003
MGE Energy, Inc.	Common stock, $1.00 par value, 17,912,933 shares outstanding.
Madison Gas and Electric Company	Common stock, $1.00 par value, 17,347,889 shares outstanding (all of which are owned beneficially and of record by MGE Energy, Inc.)

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

Item 4. Controls and Procedures.

PART II. OTHER INFORMATION.

Item 4. Results of Votes of Security Holders.

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

-Weather.

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

Item 1. Financial Statements.

MGE Energy, Inc.

Condensed Consolidated Statements of Income and Comprehensive Income (unaudited)

(In thousands, except per-share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues:
Regulated utility operations	$82,648	$74,004	$211,142	$172,276

Expenses:
Fuel for electric generation	9,540	9,645	20,121	18,122
Purchased power	11,616	11,820	25,982	20,312
Natural gas purchased	14,140	10,530	64,953	40,196
Other operations and maintenance	26,817	22,849	53,347	44,084
Depreciation and amortization	6,049	7,279	11,761	14,542
Other general taxes	2,853	2,693	5,894	5,561
Total Operating Expenses	71,015	64,816	182,058	142,817
Operating Income	11,633	9,188	29,084	29,459

Other income	934	588	1,828	1,437
Interest expense	(2,925)	(3,045)	(5,854)	(6,114)
Income before income taxes	9,642	6,731	25,058	24,782
Income tax provision	(3,809)	(2,312)	(9,850)	(9,341)
Net Income	$ 5,833	$ 4,419	$ 15,208	$ 15,441

Total Comprehensive Income	$ 5,833	$ 4,419	$ 15,208	$ 15,441

Earnings per Share of Common Stock (basic and diluted)	$0.33	$0.26	$0.86	$0.90

Dividends paid per share of common stock	$0.336	$0.333	$0.672	$0.667

Average Shares Outstanding (basic and diluted)	17,787	17,245	17,711	17,183

The accompanying notes are an integral part of the above condensed consolidated financial statements.

MGE Energy, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Six Months Ended June 30,
	2003	2002
Operating Activities:
Net income	$15,208	$15,441
Items not affecting cash:
Depreciation and amortization	11,761	14,542
Deferred income taxes	1,121	867
Amortization of investment tax credits	(258)	(260)
Other	(217)	(193)
Equity in earnings in ATC	(1,821)	(1,733)
Dividend income from ATC	1,280	1,510
Collateral to ATC	5,000	-
Changes in working capital, excluding cash equivalents, current long-term debt maturities, and short-term debt:
Decrease in current assets	19,161	9,905
(Decrease)/increase in current liabilities	(3,496)	2,048
Other noncurrent items, net	7,527	(1,711)
Cash Provided by Operating Activities	55,266	40,416

Investing Activities:
Capital expenditures	(56,365)	(28,840)
Increase in nuclear decommissioning fund	-	(3,701)
Other	(102)	(187)
Cash Used for Investing Activities	(56,467)	(32,728)

Financing Activities:
Issuance of common stock	8,486	6,843
Cash dividends on common stock	(11,900)	(11,456)
Decrease in long-term debt	-	(20,000)
Increase in short-term debt, net	11,936	15,250
Cash Provided by (Used for) Financing Activities	8,522	(9,363)

Change in Cash and Cash Equivalents	7,321	(1,675)
Cash and cash equivalents at beginning of period	2,998	2,421
Cash and cash equivalents at end of period	$10,319	$ 746

The accompanying notes are an integral part of the above condensed consolidated financial statements.

MGE Energy, Inc.

Condensed Consolidated Balance Sheets (unaudited)

(In thousands)

	June 30, 2003	(audited) Dec. 31, 2002
Assets
Current Assets:
Cash and cash equivalents	$ 10,319	$ 2,998
Accounts receivable, less reserves of $2,410 and $2,659, respectively	28,484	36,275
Unbilled revenues	12,871	18,539
Materials and supplies, at lower of average cost or market	7,974	8,147
Fossil fuel, at lower of average cost or market	3,774	5,213
Stored natural gas, at lower of average cost or market	11,348	12,948
Prepaid taxes	8,821	10,827
Other prepayments	1,540	2,024
Total Current Assets	85,131	96,971
Deferred Charges	35,991	36,103

Property, Plant, and Equipment, Net	417,029	404,007
Construction work in progress	83,085	47,539
Nuclear decommissioning fund	-	8,782
Total Property, Plant, and Equipment	500,114	460,328
Other property and investments	31,267	35,493

Total Assets	$652,503	$628,895

Liabilities and Capitalization
Current Liabilities:
Long-term debt - due within one year	$ 5,000	$ -
Short-term debt - commercial paper	46,234	34,298
Accounts payable	24,704	32,039
Accrued taxes	3,298	-
Accrued interest	3,208	3,161
Other current liabilities	11,543	11,049
Total Current Liabilities	93,987	80,547

Other Credits:
Deferred income taxes	63,571	62,450
Investment tax credit - deferred	5,149	5,407
Other deferred liabilities	63,455	60,972
Total other credits	132,175	128,829

Commitments and contingencies

Capitalization:
Common stockholders' equity	239,165	227,370
Long-term debt	187,176	192,149
Total Capitalization	426,341	419,519

Total Liabilities and Capitalization	$652,503	$628,895

The accompanying notes are an integral part of the above condensed consolidated financial statements.

Madison Gas and Electric Company

Condensed Statements of Income and Comprehensive Income (unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Operating Revenues:
Regulated electric revenues	$58,607	$54,464	$114,706	$105,284
Regulated gas revenues	24,041	19,540	96,436	66,992
Total Operating Revenues	82,648	74,004	211,142	172,276

Operating Expenses:
Fuel for electric generation	9,540	9,645	20,121	18,122
Purchased power	11,616	11,820	25,982	20,312
Natural gas purchased	14,140	10,530	64,953	40,196
Other operations and maintenance	26,768	22,849	53,283	44,084
Depreciation and amortization	6,049	7,279	11,761	14,542
Other general taxes	2,846	2,693	5,886	5,561
Income tax provision	3,490	2,146	9,212	8,829
Total Operating Expenses	74,449	66,962	191,198	151,646
Net Operating Income	8,199	7,042	19,944	20,630

Other Income and Deductions:
AFUDC - equity funds	113	112	217	193
Equity in earnings in ATC	933	867	1,821	1,733
Income tax provision	(336)	(166)	(660)	(512)
Other deductions	(168)	(454)	(327)	(598)
Total Other Income and Deductions	542	359	1,051	816
Income Before Interest Expense	8,741	7,401	20,995	21,446

Interest Expense:
Interest on long-term debt	2,891	2,922	5,784	5,905
Other interest	33	123	65	209
AFUDC - borrowed funds	(48)	(63)	(102)	(109)
Net Interest Expense	2,876	2,982	5,747	6,005
Net Income	$5,865	$4,419	$15,248	$15,441

Total Comprehensive Income	$5,865	$4,419	$15,248	$15,441

The accompanying notes are an integral part of the above condensed financial statements.

Madison Gas and Electric Company

Condensed Statements of Cash Flows (unaudited)

(In thousands)

	Six Months Ended June 30,
	2003	2002
Operating Activities:
Net income	$15,248	$15,441
Items not affecting cash:
Depreciation and amortization	11,761	14,542
Deferred income taxes	1,121	867
Amortization of investment tax credits	(258)	(260)
AFUDC - equity funds	(217)	(193)
Equity in earnings in ATC	(1,821)	(1,733)
Dividend income from ATC	1,280	1,510
Collateral to ATC	5,000	-
Changes in working capital, excluding cash equivalents, current long-term debt maturities, and short-term debt:
Decrease in current assets	18,867	9,905
(Decrease)/increase in current liabilities	(2,629)	2,048
Other noncurrent items, net	7,715	(1,711)
Cash Provided by Operating Activities	56,067	40,416

Investing Activities:
Additions to utility plant	(26,709)	(28,840)
AFUDC - borrowed funds	(102)	(109)
Increase in nuclear decommissioning fund	-	(3,701)
Purchase of gas service territory	-	(78)
Cash Used for Investing Activities	(26,811)	(32,728)

Financing Activities:
Equity contributions from parent	9,176	-
Issuance of common stock	-	6,843
Cash dividends on common stock	-	(11,456)
Decrease in long-term debt	-	(20,000)
Cash dividends to parent	(17,781)	-
Short-term debt borrowings/(repayments)	(13,500)	15,250
Cash Used for Financing Activities	(22,105)	(9,363)

Change in Cash and Cash Equivalents	7,151	(1,675)
Cash and cash equivalents at beginning of period	2,531	2,421
Cash and cash equivalents at end of period	$ 9,682	$ 746

The accompanying notes are an integral part of the above condensed financial statements.

Madison Gas and Electric Company

Condensed Balance Sheets (unaudited)

(In thousands)

	June 30, 2003	(audited) Dec. 31, 2002
Assets
Utility Plant (At Original Cost, in Service):
Electric	$557,660	$547,139
Gas	225,746	222,111
Gross plant in service	783,406	769,250
Less accumulated provision for depreciation	(366,377)	(365,243)
Net plant in service	417,029	404,007
Construction work in progress	34,542	28,686
Nuclear decommissioning fund	-	8,782
Total Utility Plant	451,571	441,475
Other property and investments	2,712	7,550
Investment in ATC	27,380	26,839
Total Other Property and Investments	30,092	34,389
Current Assets:
Cash and cash equivalents	9,682	2,531
Accounts receivable, less reserves of $2,410 and $2,659, respectively	28,579	36,291
Unbilled revenues	12,871	18,539
Materials and supplies, at lower of average cost or market	7,974	8,147
Fossil fuel, at lower of average cost or market	3,774	5,213
Stored natural gas, at lower of average cost or market	11,348	12,948
Prepaid taxes	8,821	10,619
Other prepayments	1,524	2,001
Total Current Assets	84,573	96,289
Other deferred charges	35,907	36,103
Total Assets	$602,143	$608,256
Capitalization and Liabilities
Common stockholder equity	$237,177	$230,534
Long-term debt	187,176	192,149
Total Capitalization	424,353	422,683
Current Liabilities:
Long-term debt - due within one year	5,000	-
Short-term debt - commercial paper	-	13,500
Accounts payable	22,728	29,151
Accrued taxes	3,522	-
Accrued interest	3,140	3,157
Other current liabilities	11,225	10,936
Total Current Liabilities	45,615	56,744
Other Credits:
Deferred income taxes	63,571	62,450
Investment tax credit - deferred	5,149	5,407
Regulatory liabilities	10,473	10,931
Other deferred liabilities	52,982	50,041
Total Other Credits	132,175	128,829
Commitments and contingencies
Total Capitalization and Liabilities	$602,143	$608,256

The accompanying notes are an integral part of the above condensed financial statements.

MGE Energy, Inc. and Madison Gas and Electric Company

Notes to Condensed Consolidated Financial Statements (unaudited)

June 30, 2003

Basis of Presentation (MGE Energy and MGE)

This report is a combined report of MGE Energy, Inc. (MGE Energy) and Madison Gas and Electric Company (MGE). References in this report to "MGE Energy" are to MGE Energy, Inc. and its subsidiaries. References in this report to "MGE" are to Madison Gas and Electric Company.

The accompanying condensed consolidated financial statements as of June 30, 2003, and for the three and six months then ended are unaudited but include all adjustments that MGE Energy and MGE management consider necessary for a fair presentation of their respective financial statements. All adjustments are of a normal, recurring nature except as otherwise disclosed. The year-end condensed consolidated balance sheet information was derived from the audited balance sheet appearing in MGE Energy's and MGE's annual reports on Form 10-K for the year ended December 31, 2002, but does not include all disclosures required by generally accepted accounting principles. These notes should be read in conjunction with the financial statements and the notes on pages 43 through 70 of the 2002 Form 10-K.

1. Reorganization (MGE Energy).

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

2. Per-Share Amounts (MGE Energy).

Earnings per share of MGE Energy common stock are computed on the basis of the weighted average of the daily number of shares outstanding. For the three months ended June 30, 2003 and 2002, respectively, there were 17,787,360 and 17,244,589 shares outstanding. Dividends declared and paid per share of common stock for the three months ended June 30, 2003 and 2002, were $0.336 and $0.333, respectively.

For the six months ended June 30, 2003 and 2002, there were 17,710,835 and 17,182,694 shares outstanding. Dividends declared and paid per share of common stock for the same six-month periods were $0.672 and $0.667, respectively.

3. Rate Matters (MGE Energy and MGE).

On May 30, 2003, MGE filed with the Public Service Commission of Wisconsin (PSCW) a request to increase electric rates by 7.7% and increase natural gas rates by 1.9%. The increase in electric rates would cover rising fuel costs and address increased system demands. Both the electric and natural gas rate requests include costs of system upgrades and increased operating expenses. The PSCW is conducting its audit during the three-month period ended August 2003. An order is expected in the beginning of 2004 and should go into effect soon thereafter.

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

Effective October 24, 2002, the PSCW authorized an electric rate surcharge of $4.5 million or 2% to recover costs that had been deferred, associated with the formation of American Transmission Company LLC (ATC), and ongoing incremental transmission costs during 2001 and 2002 associated with ATC. The surcharge will be in effect for a twelve-month period ending October 23, 2003.

In July 2002, MGE notified the PSCW that MGE's electric fuel costs were outside the 3% range established in its most recent order, thus triggering a fuel credit to its customers. The fuel credit was $1.7 million through February 28, 2003.

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

4. Supplemental Cash Flow Information (MGE Energy and MGE).

Cash payments for interest, net of amounts capitalized, and cash payments/receipts for income taxes were as follows:

MGE Energy (In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Interest paid, net of amounts capitalized	$3,306	$4,072	$5,706	$6,602
Income taxes paid	6,250	6,750	7,000	7,000
Income taxes refunded	-	-	(3,159)	(759)

MGE (In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Interest paid, net of amounts capitalized	$3,346	$4,072	$5,764	$6,602
Income taxes paid	6,250	6,750	7,000	7,000
Income taxes refunded	-	-	(3,159)	(759)

5. Property, Plant, and Equipment (MGE Energy).

MGE Energy, through its subsidiary MGE Power LLC, calculates capitalized interest in accordance with Statement of Financial Accounting Standards (SFAS) No. 34, Capitalizing Interest Costs, on construction projects for periods where financing is provided by MGE Energy through interim debt. The interest rate capitalized is based upon the monthly short-term borrowing rate MGE Energy incurs for such funds. For the six months ended June 30, 2003, MGE Energy recorded $0.4 million in capitalized interest related to the West Campus Cogeneration Facility (WCCF).

6. Adoption of New Accounting Principles and Recently Issued Accounting Pronouncements (MGE Energy and MGE)

a. SFAS No. 143.

In 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 provides accounting requirements for retirement obligations associated with tangible long-lived assets. MGE Energy and MGE were required to adopt SFAS No. 143 as of January 1, 2003. Retirement obligations associated with long-lived assets included within the scope of SFAS No. 143 are those for which there is a legal obligation under existing or enacted law, statute, written or oral contract, or by legal construction under the doctrine of promissory estoppel.

Effective January 1, 2003, the date SFAS No. 143 was adopted, MGE recorded an obligation for the fair value of its legal liability for asset retirement. At June 30, 2003, this liability is estimated at $1.3 million and included in other deferred liabilities. The asset retirement obligation recognized in the balance sheet consists of the estimated cost of removing an electric substation, a combustion turbine generating unit, wind generating facilities, and the photovoltaic generating facilities, all of which are located on property not owned by MGE.

At the point the liability for asset retirement is incurred, SFAS No. 143 requires capitalization of the costs to the related asset, property, plant, and equipment, net. For asset retirement obligations existing at the time of adoption, the statement requires capitalization of costs at the level that existed at the point of incurring the liability. These capitalized costs are depreciated over the same period as the related property. At the date of adoption, the depreciation expense for past periods is recorded as a regulatory asset in accordance with SFAS No. 71 because MGE believes the PSCW will allow it to recover these costs in future rates. Current depreciation of the asset retirement cost is also being deferred as a regulatory asset under SFAS No. 71.

The initial liability is accreted to its present value each period. MGE defers this accretion as a regulatory asset based on its determination that these costs can be collected from customers.

MGE also may have asset retirement obligations relating to various assets, such as combustion turbine generating units, small distributed generating units, aboveground and underground storage tanks, facilities located at Columbia Energy Center (Columbia), and certain electric and gas distribution facilities. These are facilities that may be under lease, permit, easement, license, or service agreement or may be located on property owned by MGE. The asset retirement obligations associated with these facilities cannot be reasonably determined due to the indeterminate life of the related assets.

Because of actions by the regulators allowing these costs to be recovered in future rates, adoption of SFAS No. 143 in the first quarter 2002 would have had no impact on net income and earnings per share of common stock. Accordingly, pro forma impacts are not presented.

The pro-forma asset retirement obligation MGE would have recognized as of January 1, 2002, had MGE implemented SFAS No. 143 as of that date, was approximately $1.2 million based on the information, assumptions, and interest rates as of January 1, 2003, used to determine the $1.3 million liability recognized upon initial adoption of SFAS No. 143.

The following table shows costs as of January 1, 2003, and changes to the asset retirement obligation and accumulated depreciation during the six months ended June 30, 2003.

(In thousands)	(a) Original Asset Retirement Obligation	(b) Accumulated Accretion	(c) (a + b) Asset Retirement Obligation	(d) Accumulated Depreciation- Related Asset
Balance, January 1, 2003 (date of adoption)	$685	$596	$1,281	$148
Changes in current period ended June 30, 2003	1	40	41	13
Balance, June 30, 2003	$686	$636	$1,322	$161

As of June 30, 2003, MGE's regulatory asset, included in deferred charges, is the total accumulated accretion ($636,000) and accumulated depreciation ($161,000) or $797,000.

b. FIN No. 45

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

MGE makes available to qualifying customers a financing program for the purchase and installation of energy-related equipment that will provide more efficient use of utility service at the customer's property. MGE is party to a chattel paper purchase agreement with a financial institution under which it can sell or finance an undivided interest with recourse, in up to $7.5 million of the financing program receivables, until February 28, 2004. Loans totaling $0.4 million have been sold to the financial institution during 2003. The liability for the fair value of the obligation associated with these loans is not material.

MGE would be required to perform under the guarantee if the customer defaulted on its loan. The energy-related equipment installed at the customer sites is used to secure the customer loans. The length of the MGE guarantee to the financial institution varies from one to ten years depending on the term of the customer loan. Principal payments for the next five years on the loans are $0.6 million in 2003, $0.9 million in 2004, $0.8 million in 2005 and 2006, and $0.7 million in 2007.

c. FIN No. 46

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, that addresses conditions when an entity should be consolidated based upon variable interests rather than voting interests. Variable interests are ownership interests or contractual relationships that enable the holder to share in the financial risks and rewards resulting from the activities of a variable interest entity (VIE). A VIE is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities.

In order to apply FIN No. 46, MGE Energy and MGE must evaluate every entity with which it is involved through variable interests to determine whether the entity is a VIE and, if it is, whether or not MGE Energy and MGE are the primary beneficiaries of the entity. The primary beneficiary of a VIE is the entity that receives the majority of the entity's expected losses, residual returns, or both. As a result, FIN No. 46 could result in consolidation of an entity that MGE Energy and MGE are associated with other than by (and even in the absence of) a voting ownership interest. FIN No. 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of Interpretation No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. MGE Energy and MGE continue to evaluate the impact of FIN No. 46 on VIEs created prior to February 1, 2003.

d. SFAS No. 146.

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

e. SFAS No. 148.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. This statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. MGE Energy has no stock options as of June 30, 2003, and therefore SFAS No. 148 will have no impact on the consolidated financial statements.

f. SFAS No. 149.

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

g. SFAS No. 150.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of SFAS No. 150 as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for interim periods beginning after June 15, 2003, for financial instruments entered into or modified after May 31. 2003. This statement will have no impact on the consolidated financial statements.7. Kewaunee (MGE).

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

Under the Kewaunee sale agreement, MGE made monthly contributions to the MGE Nonqualified Decommissioning Fund from September 23, 2001, through December 31, 2002, in the amount of approximately $0.7 million, the level authorized by the PSCW. These costs were recovered from customers through rates. MGE's decommissioning liability is limited to the fund balances at the closing date plus all decommissioning collections through 2002. MGE's Nonqualified Decommissioning Fund totaled $8.8 million (pretax, fair market value) at December 31, 2002. The securities and uninvested cash balances in the fund, net of trust investment expenses and taxes on investment income, were transferred to the WPSC Nonqualified Decommissioning Fund on January 2, 2003.

In accordance with the Kewaunee sale agreement, MGE exercised an option in June 2001 to buy electric capacity and energy at a fixed price from WPSC. MGE will purchase 90 megawatts of electric capacity and energy from September 24, 2001, through September 23, 2003, to help meet customers' electric needs.

8. WCCF (MGE Energy and MGE).

The ownership, construction, and operation of the facility being constructed by subsidiaries of MGE Energy on the Madison campus of the University of Wisconsin (UW) requires various State of Wisconsin (the State) approvals as well as the completion of definitive agreements including a construction agreement. Depending on the approval process, construction could start in 2003, with the facility coming on-line in 2005. MGE also requires PSCW approval in order to lease and operate the facility. On October 21, 2002, the PSCW deemed MGE's Certificate of Public Convenience and Necessity application complete. PSCW hearings were held in July 2003, and a PSCW decision is expected on MGE's participation in the facility late in the third quarter 2003.

The facility is expected to cost approximately $180 million. On November 29, 2002, the State paid $11.9 million to MGE for its share of those costs under a September 2002 Pre-Certification Cost Sharing Agreement between MGE and the State. On December 31, 2002, MGE Power, a subsidiary of MGE Energy, reimbursed MGE for the remainder of those costs as a part of MGE Power's assumption of the project. MGE Power is assigning its interest in the project to its wholly owned subsidiary MGE Power West Campus, LLC. As of June 30, 2003, MGE Power, through its subsidiary MGE Power West Campus, had incurred $48.5 million of costs on the project, which is reflected as construction work in progress on MGE Energy's consolidated balance sheets. These costs largely represent amounts paid under long lead-time equipment contracts in order to meet project schedules, although as noted, several approvals remain outstanding. A failure to obtain these approvals could terminate the project and could result in the write-off of these costs to the extent that the associated equipment and efforts cannot be put to alternative uses.

9. Post-Effective Amendment to Registration Statement (MGE Energy).

On June 12, 2003, MGE Energy filed a Post-Effective Amendment to its Registration Statement on Form S-3 filed on March 7, 2003. The amendment included the filing of a distribution agreement with Banc One Capital Markets, Inc. Under the terms of the agreement, MGE Energy may use Banc One to act as agent or principal for the sale of MGE Energy's common stock in one or more issuances.

10. Segment Information (MGE Energy and MGE).

MGE Energy operates in three business segments: regulated electric utility operations and regulated gas utility operations through its principal subsidiary MGE and nonregulated energy operations through its subsidiaries MGE Power, MGE Power West Campus, and MGE Construct LLC.

The following tables show segment information for MGE Energy and MGE's operations:

MGE Energy and MGE (In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Electric gross revenues	$58,744	$54,568	$114,951	$105,492
Gas gross revenues	25,477	20,952	99,877	69,322
Interdepartmental revenues	(1,573)	(1,516)	(3,686)	(2,538)
Consolidated revenues	$82,648	$74,004	$211,142	$172,276

MGE's regulated electric utility and regulated gas utility are the only revenue-generating segments for MGE Energy. MGE Energy's nonregulated segment does not currently generate any revenues.

MGE Energy (In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Electric operating income	$7,439	$6,240	$11,521	$13,743
Gas operating income	760	802	8,423	6,887
Nonregulated operating income	(56)	-	(72)	-
Consolidated	8,143	7,042	19,872	20,630
Other income	934	588	1,828	1,437
Interest expense	(2,925)	(3,045)	(5,854)	(6,114)
Income taxes and other general taxes	(319)	(166)	(638)	(512)
Net income	$5,833	$4,419	$15,208	$15,441

MGE (In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Electric operating income	$7,439	$6,240	$11,521	$13,743
Gas operating income	760	802	8,423	6,887
Net operating income	8,199	7,042	19,944	20,630
Other income and deductions	542	359	1,051	816
Interest expense	(2,876)	(2,982)	(5,747)	(6,005)
Net income	$5,865	$4,419	$15,248	$15,441

MGE Energy and MGE	Regulated				Consolidated
(In thousands)	Electric	Gas	Assets not Allocated	Non- regulated	Total
Assets:
June 30, 2003	$415,736	$136,230	$50,177	$50,360	$652,503
December 31, 2002	415,849	139,608	52,799	20,639	628,895
Capital Expenditures:
Six-months ended June 30, 2003	19,848	6,861	-	29,656	56,365
Year ended December 31, 2002	44,305	15,125	-	18,852	78,282

11. Commitments and Contingencies (MGE Energy and MGE).

a. Coal Contracts.

MGE has no coal contracts that contain demand obligations for its Blount Station (Blount). Fuel procurement for MGE's jointly-owned Columbia is handled by Alliant Energy Corporation (Alliant), the operating company. If any demand obligations must be paid under these contracts, management believes such obligations would be considered costs of service and recoverable in rates.

b. Purchased Power Contracts.

MGE has several purchased power and transmission contracts to help meet future electric supply requirements. As of June 30, 2003, MGE's total commitments for energy purchased power contracts for capacity and transmission are estimated to be $20.5 million in 2003, $13.3 million in 2004, $15.2 million in 2005, $15.3 million in 2006, and $12.0 million in 2007. Management expects to recover these costs in future customer rates.

c. Purchased Gas Contracts.

MGE has natural gas transportation and storage contracts that provide for the availability of firm pipeline transportation and storage capacity under which it must make fixed monthly payments. As of June 30, 2003, MGE's total commitments for firm pipeline transportation and storage capacity contracts are estimated to be $14.9 million in 2003; $14.8 million in 2004; and $14.3 million in 2005, 2006, and 2007. Management expects to recover these costs in future customer rates.

d. Environmental.

Proposed 8-hour ozone standard. In 1997, the U.S. Environmental Protection Agency (EPA) decided to create a new eight-hour ozone standard to protect human health and the environment. The Wisconsin Department of Natural Resources (DNR) expects the counties in nonattainment for the one-hour standard to also be in nonattainment for the eight-hour ozone standard. The final nonattainment designations made by the EPA in 2004 will be based on data for 2001 through 2003. Final designations may differ from current designations depending on the ozone concentrations during the summer 2003 and other factors. Ozone data currently shows Dane County in attainment, and the Governor's July 14, 2003, recommendation to the EPA did not classify Dane County as nonattainment. However, the EPA makes the final designation and it is possible the EPA may still decide to classify Dane County and other areas in Wisconsin as nonattainment because they contribute to downwind nonattainment areas.

MGE is evaluating nitrogen oxide (NOx) emission reduction strategies including, for example, fuel switching, emission trading, purchased power agreements, new emission control devices, or installing new fuel-burning and clean-coal technologies. Implementing these new measures would likely increase capital expenditures and operating and maintenance expenses. MGE may need to comply with new NOx emission limits as early as December 2007.

Proposed utility MACT standards. Section 112 of the 1990 Clean Air Act Amendments requires the EPA to develop standards to control major sources of hazardous air pollutants to levels consistent with the lowest-emitting facilities in similar source categories. The standards are referred to as the maximum available control technology (MACT) standards. MGE operates several sources that require MACT standards including electric steam generating units; combustion turbines; reciprocating internal combustion engines; and industrial, commercial, and institutional boilers. All sources, except Blount and Columbia coal-fired units (co-owned with Alliant), are expected to be exempt from implementing additional emission control strategies. The EPA is expected to finalize standards for electric steam generating units in 2004. It is expected that MGE will be required to comply with new mercury, particulate, and hydrogen chloride limits by December 2007. Complying with the MACT standards would likely increase capital expenditures and operating and maintenance expenses.

Proposed Wisconsin mercury emission reduction rule. The DNR has proposed an administrative rule (NR 446) that would require reduction of mercury emissions of 40% by 2010 and 80% by 2015 for the major utilities, i.e., those utilities emitting 100 pounds or more of mercury annually. The rule allows each utility to average their mercury emission reduction requirement across their entire system of coal-fired boilers. At this time, MGE is not a major utility under this proposed rule because all facilities owned and operated by MGE emit less than 100 pounds of mercury per year. However, as joint owner of Columbia, MGE may have increased capital expenditures and operating and maintenance expenses if Alliant chooses to control mercury emissions at Columbia.

WCCF Memorandums of Understanding. MGE signed Memorandums of Understanding with the UW, Wisconsin Department of Administration (DOA), City of Madison, and certain citizen and environmental groups relating to the WCCF. In the memorandums, approximately $1.0 million in commitments, subject to PSCW approval of the project, has been included in the capital cost estimate for WCCF. These commitments include various air-emission reduction measures, special air-monitoring installation, noise mitigation, watershed studies, recycling practices, and a renewable energy project.

NOx SIP Call. On October 27, 1998, the EPA issued the "NOx SIP Call" rule, which imposed a NOx emission budget for air-polluting emission sources in Wisconsin. See, 63 Fed. Reg. 57355 (October 27, 1998). The NOx SIP Call was premised upon two theories: the downwind contribution of Wisconsin air emissions to existing one-hour ozone nonattainment areas and the downwind contribution of Wisconsin air emissions to potential future eight-hour nonattainment areas.

On March 2, 2000, the Court of Appeals for the District of Columbia held that the EPA "acted unlawfully by including Wisconsin in the [NOx] SIP Call" for purposes of the State's alleged impacts to downwind one-hour ozone nonattainment areas. See, State of Michigan, et al. v. Environmental Protection Agency, 213 F.3d 663, 681, 695 (D.C. Cir. March 3, 2000). That portion of the challenge concerning Wisconsin's alleged impacts on eight-hour ozone nonattainment areas has been stayed. See, 65 Fed. Reg. 56245 (September 8, 2002). It upheld the NOx emission budget for Wisconsin based upon the eight-hour standard has the potential to affect the level of permissible NOx emissions from Blount, WCCF, and Columbia.

Implementing these and other actions required by the agreements will increase capital expenditures and operating and maintenance expenses.

Columbia plant. In December 2000, February 2001, June 2002, and January 2003, Columbia received Requests for Information from the EPA to evaluate compliance with the Clean Air Act. Alliant, the plant operator, has responded to all requests and has not yet received a response from the EPA. On a broader basis, the EPA is assessing the regulatory consequences of investments in utility generation, energy efficiency, maintenance, and environmental protection. The EPA is also assessing proposed multi-pollutant legislation. The EPA will be recommending clarification and revisions to the process in the future. The plant operator has not informed MGE of any likely increase in capital expenditures or operating and maintenance expenses arising from the EPA's inquiry.

In February 2003, Columbia received a Notice of Violation from the DNR for exceeding limits in its Wisconsin Pollutant Discharge Elimination System permit. The Columbia plant operator (Alliant) has been working with the DNR to resolve the issues set forth in the notice. Resolution of those issues may require additional capital expenditures to install and implement new treatment techniques. While it is possible that the DNR may also seek to impose a civil penalty, the operator has stated that it can resolve these issues to the DNR's satisfaction in a manner that will not have a materially adverse effect on joint owners' financial conditions or plant operations.

The plant operator has not informed MGE that Columbia will experience an increase in capital or operation and maintenance expenses if required to comply with any of the following regulatory programs which are discussed above: the proposed eight-hour ozone standard, the proposed utility MACT standards, the proposed Wisconsin mercury emission reduction rule, or the NOx SIP Call.

e. Chattel Paper Agreement (MGE).

MGE makes available to qualifying customers a financing program for purchasing and installing energy-related equipment that will provide more efficient use of utility service at the customer's property. MGE is party to a chattel paper purchase agreement with a financial institution under which it can sell or finance an undivided interest, in up to $7.5 million of the financing program receivables, until February 28, 2004. At June 30, 2003, MGE had sold a $6.2 million interest in these receivables, which MGE accounted for as a sale under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities - a Replacement of FASB Statement No. 125. MGE retains the servicing responsibility for these receivables.

MGE maintains responsibility for collecting and remitting loan payments from customers to the financial institution and does not retain any interest in the assets sold to the financial institution. As of June 30, 2003, MGE has recorded a servicing asset of $0.2 million.

The loan assets are sold to the financial institution at cost, which approximates fair value in view of their market rates of interest. During 2003 and 2002, MGE received approximately $0.4 million and $3.3 million, respectively, of cash from the financial institution for the sale of loan assets. During those same years, payments of $1.0 million and $2.4 million, respectively, were made by MGE to the financial institution.

f. WCCF.

In July 2001, MGE entered into a contract with GE Packaged Power Inc. for the purchase of two gas turbines for the WCCF. In June 2002, MGE entered into a contract with General Electric Company for the purchase of a steam turbine. The cost for the gas and steam turbines is $37.5 million, of which $36.6 million has already been paid. Remaining payments include $0.9 million in 2003. In April 2003, MGE Construct entered into a contract with York International Corporation (York) for the purchase of chiller equipment for a total of $6.7 million. No payments under the York purchase contract have been made through June 30, 2003. Other miscellaneous equipment purchase contracts total $10.2 million, of which $2.1 million has been paid as of June 30, 2003.

12. Subsequent Event - Fuel Credit (MGE).

MGE's electric fuel costs are subject to fuel rules, established by the PSCW, which further mitigate commodity risk. Under the fuel rules, if electric fuel costs are outside a 3.0% bandwidth set by the PSCW, MGE can apply for a fuel surcharge or may have a fuel credit to its customers. On July 29, 2003, MGE notified the PSCW that MGE's fuel costs were below the 3% range in its most recent order, thus triggering a fuel credit to its customers. The fuel credit amount has not yet been set by the PSCW.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

MGE Energy, Inc. (MGE Energy) operates in three business segments: regulated electric utility operations and regulated gas utility operations through its principal subsidiary Madison Gas and Electric Company (MGE) and nonregulated energy operations.

-Electric operations generate and distribute electricity to nearly 130,000 customers in Dane County, Wisconsin, which includes the city of Madison.

-Gas operations purchase and distribute natural gas to more than 126,000 customers in seven Wisconsin counties (Columbia, Crawford, Dane, Iowa, Juneau, Monroe, and Vernon).

-MGE Energy's nonregulated energy operations are conducted through its subsidiaries, MGE Construct LLC, MGE Power LLC, and MGE Power West Campus, LLC. All were formed in 2002 to construct and own new generating capacity.

MGE Energy became the holding company for MGE on August 12, 2002, when MGE shareholders exchanged shares of MGE common stock for shares of MGE Energy common stock. The share exchange had no accounting effect on MGE's recorded assets, liabilities, revenues, or expenses.

MGE's utility operations represent a substantial portion of the assets, liabilities, revenues, and expenses of MGE Energy. MGE Energy's nonregulated operations principally relate to the development of a cogeneration project on the Madison campus of the University of Wisconsin (UW).

The following discussion provides information that management believes is relevant to an assessment and understanding of MGE Energy's and MGE's consolidated results of operations and financial condition. This discussion should be read in conjunction with the condensed consolidated financial statements and notes.

Results of Operations

Substantially all of MGE Energy's results of operations are attributable to the operations of its utility subsidiary MGE. MGE Energy's other significant business activity relates to the development of a cogeneration project, which is in a pre-construction stage and has no operating revenues. Consequently, the following discussion focuses on MGE's results of operations for the three and six months ended June 30, 2003.

Sales and Revenues

Electric

Retail sales decreased 2.6% for the three months ended June 30, 2003. Cooler temperatures in May and June resulted in decreased electric sales during the second quarter.

Retail sales remained flat for the six months ended June 30, 2003, as the decrease in sales mentioned above was offset by increased customer growth and cooler-than-normal weather during the first quarter.

Sales for resale increased during both the three and six months ended June 30, 2003. MGE contracted to sell 25 megawatts of electric capacity from January through August 2003.

Electric sales (In megawatt-hours)	Three Months Ended June 30,			Six Months Ended June 30,
	2003	2002	% Change	2003	2002	% Change
Residential	173,634	178,540	(2.7)	373,699	378,832	(1.4)
Large commercial	287,252	300,495	(4.4)	554,988	560,852	(1.0)
Small commercial	190,788	194,673	(2.0)	390,165	383,122	1.8
Other	78,893	76,315	3.4	150,587	148,856	1.2
Total Retail	730,567	750,023	(2.6)	1,469,439	1,471,662	(0.2)
Sales for Resale	38,060	18,268	108.3	81,551	25,063	225.4
Total Sales	768,627	768,291	0.0	1,550,990	1,496,725	3.6
Cooling degree days	92	213	(56.8)	92	213	(56.8)

Cooling degrees days measure the extent to which the average daily temperature rises above 65 degrees Fahrenheit, increasing demand for cooling. There were no cooling days in the first quarter 2003.

During the second quarter 2003, electric operating revenue increased $4.1 million or 7.6%. The increase in electric revenues was due to an increase in electric rates ($4.7 million, Footnote 3) and an increase in sales for resale revenue ($0.8 million). The decrease in sales stemming from the cooler-than-normal weather mentioned above decreased revenues by $1.4 million for the second quarter 2003 compared to the same period last year.

For the six months ended June 30, 2003, electric operating revenue increased $9.4 million or 9.0%. The increase in electric operating revenues was primarily due to an increase in electric rates effective March 1, 2003 ($6.7 million, Footnote 3) and an increase in sales for resale revenue ($3.1 million).

Gas

For the three months ended June 30, 2003, retail gas deliveries decreased 2.8% due to weather and the higher cost of natural gas. Heating degree days for April and May were 2.8% lower in 2003.

For the six months ended June 30, 2003, retail gas deliveries increased 14.1%. Colder temperatures during January and February 2003 resulted in increased retail gas deliveries. The average temperature for the first quarter 2003 was 23 degrees Fahrenheit, which was 7% colder than last year's first quarter and 3% colder than normal. The typical heating season runs from November through March.

Transport deliveries decreased 9.3% and 5.3% during the three and six months ended June 30, 2003, respectively, as alternative fuel customers used less natural gas because of the higher cost during 2003 compared to a year ago.

Gas deliveries (In thousands of therms*)	Three Months Ended June 30,			Six months Ended June 30,
	2003	2002	% Change	2003	2002	% Change
Residential	13,283	13,970	(4.9)	61,308	53,867	13.8
Commercial and Industrial	11,847	11,883	(0.3)	49,912	43,642	14.4
Total Retail	25,130	25,853	(2.8)	111,220	97,509	14.1
Transport	9,596	10,584	(9.3)	25,878	27,316	(5.3)
Total Gas Deliveries	34,726	36,437	(4.7)	137,098	124,825	9.8
Heating degree days	975	983	(0.8)	4,736	4,153	14.0
*Unit of measure.

Heating degree days measure the extent to which the average daily temperature is below 65 degrees Fahrenheit, increasing demand for heating.

Gas operating revenues were up $4.5 million or 23.0% for the three months ended June 30, 2003, due to a significant increase in the cost of natural gas and to an increase in gas rates (Footnote 3). MGE is allowed by the Public Service Commission of Wisconsin (PSCW), through a purchased gas adjustment clause (PGA), to pass on to customers any increases or decreases in the cost of gas, subject to certain limited incentive participation.

Gas operating revenues were up $29.4 million or 44.0% for the six months ended June 30, 2003, primarily due to increasing gas rates and the significant increase in the cost of natural gas. The average cost per therm of natural gas increased 41.9% during the six months ended June 30, 2003, compared to last year. Another reason gas revenues increased is the increased volume of gas sold during the first quarter 2003 compared to a year ago. Retail gas deliveries increased 20.1% during the first quarter 2003, mainly due to January and February being colder than the previous year.

Electric Fuel and Purchased Power

Fuel for electric generation costs decreased slightly during the three months ended June 30, 2003. During the second quarter 2003, MGE was able to rely more on the Columbia Energy Center (Columbia), which operates at a lower per-unit cost. Columbia was out for a scheduled maintenance during the second quarter 2002.

Fuel for electric generation costs increased $2.0 million or 11% for the six months ended June 30, 2003. The increase in fuel costs is attributed to the substantial rise in the cost of natural gas during 2003 and the fact that during the first quarter MGE had to rely more on its higher-cost generation units because Columbia was out of service more in the first quarter 2003 than compared to last year's first quarter.

Purchased power costs decreased slightly for the three months ended June 30, 2003, and increased $5.7 million or 27.9% for the six months ended June 30, 2003. Because of mild spring weather, MGE used less purchased energy during the second quarter. For the six months ended June 30, 2003, MGE relied more on purchased power, which has a higher cost because its main fuel is natural gas.

Natural Gas Purchased

For the three months ended June 30, 2003, natural gas purchased increased $3.6 million or 34.3% due to the significant increase in the cost of natural gas, despite warmer weather and lower retail deliveries. For the six months ended June 30, 2003, natural gas purchased increased $24.8 million or 61.6%. The average cost per therm of natural gas increased 41.9% in 2003 compared to 2002, while retail gas deliveries increased 14.1%.

Other Operations and Maintenance

Operating and maintenance expenses for MGE Energy increased $4.0 million or 17.4% and $9.3 million or 21.0% for the three and six months ended June 30, 2003, respectively. The increases in operations and maintenance expenses are the net result of the following factors:

- Transmission wheeling expense increased $2.3 million and $4.0 million during the three and six months ended June 30, 2003, respectively. The increase is primarily attributed to the amortization of deferred incremental transmission wheeling costs associated with the formation of the American Transmission Company (ATC) (Footnote 3) from the first and second quarters of 2002. The PSCW authorized recovery of these costs through an electric rate surcharge that went into effect October 24, 2002.

- Employee health and pension expenses increased $1.1 million and $2.8 million during the three and six months ended June 30, 2003, respectively, due to dramatically increasing health care costs and lower investment returns on plan assets.

- Increased maintenance expenses of $0.4 million and $1.1 million for the three and six months ended June 30, 2003, respectively.

- Increased distribution expenses of $0.2 million and $0.5 million for the three and six months ended June 30, 2003, respectively.

- Increased other miscellaneous, administrative, and general expenses of $0.9 million for the six months ended June 30, 2003.

Electric and Gas Depreciation

For the three months ended June 30, 2003, depreciation expense decreased $1.2 million or 16.9%. The decrease in depreciation expense, related to MGE's electric generating assets, is due to reduced decommissioning expense ($2.1 million) as a result of the sale of Kewaunee Nuclear Power Plant (Kewaunee) to Wisconsin Public Service Corporation (WPSC) (Footnote 7) and is partially offset by increased depreciation expense for additions to MGE's electric plant assets ($0.6 million). During the same period, gas depreciation expense increased due to additions to MGE's plant assets ($0.3 million).

For the six months ended June 30, 2003, depreciation expense decreased $2.8 million or 19.1%. The decrease in depreciation expense is due to reduced decommissioning expense ($4.1 million) and is partially offset by increased depreciation expense for additions to MGE's electric plant assets ($0.9 million). During the same period, gas depreciation expense increased due to additions to MGE's plant assets ($0.4 million).

Other General Taxes

The 6% increase in Other General Taxes for MGE Energy for the six months ended June 30, 2003, compared to the six months ended June 30, 2002, is due to an increase in MGE's license fee tax. An increased license fee tax on MGE is also the reason for the increase (5.9%) in Other General Taxes for the three months ended June 30, 2003, compared to the three months ended June 30, 2002. Wisconsin's license fee tax is in lieu of property tax on utility property. The tax is calculated as a percentage of adjusted operating revenues of the prior calendar year and amortized to expense on a straight-line basis in the subsequent year.

Income Taxes

The effective income tax rate of 39.3% for MGE Energy for the six months ended June 30, 2003, and 39.5% for the three months ended June 30, 2003, remained consistent with the effective income tax rate (39.1%) for December 31, 2002, although the components of the effective income tax rate have changed. MGE Energy expects the state income tax component of its effective tax rate to lower to about 5% for 2003 compared to the 5.5% rate for 2002. Offsetting this decrease in the state tax component is an almost equal reduction in MGE Energy's amortization of excess deferred income taxes and deferred investment tax credit.

MGE Energy's amortization of excess deferred income taxes and deferred investment tax credit has been reduced because significant electric plant assets with these tax attributes have either been sold or contributed to ATC in prior years.

Other Income

For the three and six months ended June 30, 2003, other income increased $0.3 million and $0.4 million, respectively, due to increased equity earnings from ATC, increased interest and dividend income, and other miscellaneous nonoperating income.

Interest Expense

During the three and six months ended June 30, 2003, interest expense decreased $0.1 million and $0.3 million, respectively, due to lower interest rates and reduced levels of short-term debt in 2003.

Contractual Obligations and Commercial Commitments

There were no material changes, other than from the normal course of business, to MGE Energy's and MGE's contractual obligations (representing cash obligations that are considered to be firm commitments) and commercial commitments (representing commitments triggered by future events) during the six months ended June 30, 2003. Further discussion of the contractual obligations and commercial commitments is included in MGE Energy's and MGE's annual reports on Form 10-K for the year ended December 31, 2002.

Liquidity and Capital Resources

Cash Flows

The following summarizes cash flows during the six months ended June 30, 2003 and 2002, respectively:

	MGE Energy		MGE
Thousands of dollars	2003	2002	2003	2002
Cash provided by/(Used for):
Operating activities	$55,266	$40,416	$56,067	$40,416
Investing activities	(56,467)	(32,728)	(26,811)	(32,728)
Financing activities	8,522	(9,363)	(22,105)	(9,363)

Cash Provided by Operating Activities

Cash provided by MGE's operating activities increased $15.7 million or 38.7% for the first six months of 2003 compared to the same period last year. Current liabilities decreased $2.6 million, primarily due to a decrease in accounts payable ($6.4 million) offset by an increase in accrued taxes ($3.5 million).

Current assets decreased $18.9 million during the first half of 2003, primarily due to decreases in accounts receivable ($7.7 million), unbilled revenue ($5.7 million), stored natural gas ($1.6 million), fossil fuel ($1.4 million), and prepayments ($2.3 million).

Cash Used for Investing Activities

Cash used for MGE Energy's investing activities increased $23.7 million. The majority of this increase is attributed to the capital expenditures related to the West Campus Cogeneration Facility (WCCF), which totaled $29.7 million. MGE utility plant additions decreased $2.1 million during the first half of 2003 while decommissioning payments decreased $3.7 million due to the sale of MGE's interest in Kewaunee. The decrease in utility plant additions is due to the fact that, during the first half of 2002, MGE had capital expenditures for installing automated meter reading equipment (AMR) and for installing nitrogen oxide emissions equipment at Columbia.

Cash used for MGE's investing activities deceased $5.9 million or 18.1%. This is due to the fact that, during 2002, MGE continued making monthly contributions to the Nonqualified Decommission Fund in the amount of $3.7 million. The fund balance was transferred to WPSC on January 2, 2003 (see Footnote 7). Also, MGE's utility plant additions decreased $2.1 million during the first six months of 2003 compared to the same period last year, as described above.

Cash Provided by Financing and Capital Resources

Cash provided by MGE Energy's financing activities was $8.5 million for the six months ended June 30, 2003, while cash used for financing activities for the same six-month period ended in 2002 was $9.4 million. The increase in short-term debt for the six-month period ended June 30, 2002, was mainly due to the repayment of $20.0 million of long-term debt by MGE, which matured on May 3, 2002, and was rolled into short-term debt.

MGE Energy has an established line of credit in the amount of $60 million for the temporary financing of the capital commitments for the WCCF. At June 30, 2003, MGE Energy had $46.2 million drawn on this line of credit and recorded as bank loans outstanding.

Cash used for MGE's financing activities increased $12.7 million for the six months ended June 30, 2003, compared to the same period last year. This is primarily due to MGE's repayment of $13.5 million of short-term debt during 2003 as compared to an increase in short-term debt of $15.3 million during 2002, which was used for the repayment of $20 million of maturing long-term debt. Also, MGE has paid three dividends to its parent company (MGE Energy) in 2003 as compared to only two dividend payments during the first six months of 2002. MGE paid a dividend to its parent in January 2003 instead of December 2002.

Bank lines of credit available to MGE as of June 30, 2003, were $40 million. MGE also has a letter of credit with a commercial bank established as collateral for equipment purchases that ATC will make to provide necessary system upgrades for the WCCF.

Capitalization Ratios

MGE Energy and MGE's capitalization ratios were as follows:

	MGE Energy		MGE
	June 30, 2003	Dec. 31, 2002	June 30, 2003	Dec. 31, 2002
Common shareholders' equity	50.1%	50.1%	55.2%	52.9%
Long-term debt*	40.2%	42.3%	44.8%	44.0%
Short-term debt	9.7%	7.6%	-	3.1%
*Includes current maturities of $5.0 million as of June 30, 2003.

MGE Energy's and MGE's Capital Requirements

MGE Energy's and MGE's liquidity are primarily affected by their capital requirements. During the six months ended June 30, 2003, capital expenditures totaled $56.4 million, which included $29.7 million of capital commitments for the WCCF.

MGE Energy's 2003 capital commitments related to the WCCF are estimated to be $74.1 million, which does not include any reimbursements from the State of Wisconsin (the State) for their portion of the plant. MGE Energy plans to finance these capital expenditures through the issuance of both debt and equity securities. MGE Energy has an effective registration statement on file with the SEC under which it may sell up to $200 million of equity and debt securities. MGE Energy expects to use the proceeds from the registration statement to finance future capital expenditures, redeem or refund debt incurred in connection with the WCCF, or for other general corporate purposes.

MGE anticipates 2003 capital expenditures will be $51.6 million, including substation improvements ($5.1 million), AMR project costs ($3.4 million), and upgrading its Energy Management System ($1.8 million). MGE uses its internally generated funds and short-term debt to satisfy a majority of its capital requirements. Internally generated funds exceeded the funds used for construction during this year's second quarter. For larger capital investments, MGE will issue additional long-term debt or common stock.

MGE's pretax interest coverage for the twelve months ended June 30, 2003, was 4.83 times. Below is a table of MGE's current credit ratings. MGE Energy is not yet rated because it has not issued any debt securities.

	Standard & Poor's	Moody's
First Mortgage Bonds Unsecured Medium Term Notes Commercial Paper	AA AA- A1+	Aa2 Aa3 P1

MGE's access to the capital markets, including the commercial paper market, and its financing costs in those markets, is dependent on its securities' ratings. None of MGE's borrowings are subject to default or prepayment due to downgrading of securities' ratings although MGE's future interest expense may be affected by a change in those ratings.

WCCF

MGE Energy, through its subsidiaries MGE Power, MGE Power West Campus, and MGE Construct, has assumed responsibility for the construction and ownership of a proposed natural gas-fired cogeneration facility to be built on the Madison campus of the UW. As planned, the facility would have 20,000 tons of chilled water capacity, 500,000 pounds per hour of steam capacity, and approximately 150 megawatts of electricity capacity. The facility would be jointly owned by the UW and MGE Power West Campus and would be leased and operated by MGE. The UW would own a controlling interest in the chilled water and steam plants, which would be used to meet the growing needs for air-conditioning and steam-heat capacity for the UW campus. MGE Power West Campus would own a controlling interest in the electric generation plant, which would be used to provide electricity to MGE's customers.

MGE Construct would be responsible for the construction of the facility. The ownership, construction, and operation of the facility requires various state approvals as well as the completion of definitive agreements including a construction agreement. Depending on the approval process, construction could start in 2003, with the facility coming on-line in 2005. MGE also requires PSCW approval in order to lease and operate the facility. A PSCW decision is expected on MGE's participation in the facility during the fall 2003.

The facility is expected to cost approximately $180 million. On November 29, 2002, the State paid $11.9 million to MGE for its share of those costs under a September 2002 Pre-Certification Cost Sharing Agreement between MGE and the State. On December 31, 2002, MGE Power reimbursed MGE for the remainder of those costs as a part of MGE Power's assumption of the project. MGE Power is assigning its interest in the project to its wholly owned subsidiary MGE Power West Campus. As of June 30, 2003, MGE Power, through its subsidiary MGE Power West Campus, had incurred $48.5 million of costs on the project, which is reflected as construction work in progress on MGE Energy's consolidated balance sheets. These costs largely represent amounts paid under long lead-time equipment contracts in order to meet project schedules, although, as noted, several approvals remain outstanding. A failure to obtain these approvals could terminate the project and could result in the write-off of these costs to the extent that the associated equipment and efforts cannot be put to alternative uses.

Adoption of New Accounting Principle

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations, which requires the recognition of a liability for the fair value of an asset retirement obligation in the period in which the event that triggers the liability occurs. When the liability is initially recorded, the cost of the related asset is increased and subsequently depreciated over the useful life of the asset. The liability is adjusted to its present value each period. MGE Energy and MGE adopted this statement effective January 1, 2003. MGE recognizes an offset to the accretion and depreciation expenses associated with its asset retirement obligation in the form of a regulatory asset pursuant to SFAS No. 71. MGE believes these costs will be collected through the regulatory process. See Footnote 6 for additional information.

The asset retirement obligations that were recorded relate to the cost of retiring an electric substation, a combustion turbine generating unit, wind generating facilities, and the photovoltaic generating facilities, all of which are located on land or facilities not owned by MGE. These costs were recorded as a liability with an offsetting increase to plant cost.

Regulatory Issues - Transmission

In December 1999, the Federal Energy Regulatory Commission (FERC) issued Order No. 2000, requiring jurisdictional utilities (such as MGE) to file a proposal to form a regional transmission organization (RTO) meeting certain governance, operational, and scope and scale requirements articulated in the order or, alternatively, to describe efforts to participate in or work toward participating in a RTO or explain why they were not participating in an RTO. Order No. 2000 is generally designed to separate the governance and operation of the transmission system from generating companies and other market participants and to further develop wholesale competition within the electric utility industries.

Midwest Independent Transmission System Operator (Midwest ISO), the first RTO approved by the FERC, began operations in the first quarter 2002 (Day 1 - Implementation). The Midwest ISO is in the process of preparing for Day 2 - Planned Implementation, where the Midwest ISO would act as the transmission tariff settlement agent by administrating a wholesale energy market in the Midwest that includes managing transmission congestion and prioritizing the use of the transmission system. Day 2 - Planned Implementation is scheduled to start in the first quarter 2004.

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

Interest Rate Risk

MGE Energy and MGE manage interest rate risk by limiting their variable rate exposure and by continually monitoring the effects of market changes on interest rates. MGE is not exposed to changes in interest rates on a substantial portion of its long-term debt until that debt matures and is refinanced at market rates. MGE has $15.0 million in variable rate long-term debt outstanding as of June 30, 2003. Borrowing levels under commercial paper arrangements vary from period to period depending upon capital investments and other factors.

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

MGE has purchased New York Mercantile Exchange (NYMEX) natural gas call options and sold NYMEX natural gas put and call options to reduce natural gas price volatility for its customers for the upcoming winter. The derivative amounts recorded as a result of these option contracts are offset with a corresponding regulatory asset or liability because these transactions are part of the PGA clause and not subject to incentive participation.

Weather Risk

MGE's electric revenues are sensitive to the summer cooling season and, to some extent, to the winter heating season. A significant portion of MGE's gas system demand is driven by heating. MGE's gas margin (revenues less gas purchased) are collected under a combination of fixed and volumetric rates set by the PSCW based on "normal weather." As a result of weather-sensitive demand and volumetric rates, a portion of MGE's gas margin is at risk for warmer-than-normal weather. MGE may use weather derivatives, pursuant to its risk management program, to reduce the impact of weather volatility on its gas margins, but currently has none in place.

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

Item 4. Controls and Procedures.

MGE Energy

During the second quarter 2003, MGE Energy's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the Securities and Exchange Commission (SEC). These disclosure controls and procedures have been designed to ensure that material information relating to MGE Energy, including its subsidiaries, is made known to MGE Energy's management, including these officers, by other employees of MGE Energy and its subsidiaries, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. MGE Energy's controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met. Also, MGE Energy does not control or manage certain of its unconsolidated entities and as such, the disclosure controls and procedures with respect to such entities are more limited than those it maintains with respect to its consolidated subsidiaries.

As of June 30, 2003, these officers concluded that the design of the disclosure controls and procedures provides reasonable assurance that they can accomplish their objectives. MGE Energy intends to continually strive to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

There have been no significant changes in MGE Energy's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

MGE

During the second quarter 2003, MGE's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to MGE, including its subsidiaries, is made known to MGE's management, including these officers, by other employees of MGE, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. MGE's controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met. Also, MGE does not control or manage certain of its unconsolidated entities and as such, the disclosure controls and procedures with respect to such entities are more limited than those it maintains with respect to its consolidated subsidiaries.

As of June 30, 2003, these officers concluded that the design of the disclosure controls and procedures provides reasonable assurance that they can accomplish their objectives. MGE intends to continually strive to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

There have been no significant changes in MGE's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION.

Item 4. Results of Votes of Security Holders.

MGE Energy's Annual Meeting of Shareholders was held on May 20, 2003, in Middleton, Wisconsin.

Shareholders voted for the election of three persons to serve as Class II Directors to hold office until 2006. Listed below are the nominees for Class II Director and the results of the voting. The nominees were elected to hold office until 2006.

	For	Withhold Authority
John R. Nevin	13,600,043	412,912
H. Lee Swanson	13,610,352	402,603
Gary J. Wolter	13,805,144	207,791

No votes were cast for any other nominee. The directors continuing in office until the 2004 annual meeting are Richard E. Blaney, Frederic E. Mohs, and F. Curtis Hastings. The directors continuing in office until the 2005 annual meeting are David C. Mebane, Regina M. Millner, and Donna K. Sollenberger.

On May 20, 2003, MGE Energy, as MGE's sole shareholder, executed a shareholder's consent electing John R. Nevin, H. Lee Swanson, and Gary J. Wolter as Class II Directors to the Board of Directors of MGE. The remaining persons on MGE Board of Directors, who continued in office as directors, are Richard E. Blaney, F. Curtis Hastings, David C. Mebane, Regina M. Millner, Frederic E. Mohs, and Donna K. Sollenberger.

Item 6. Exhibits and Reports on Form 8-K.

Item 6(a) - Exhibits

Exhibit 12.1 - Ratio of Earnings to Fixed Charges for MGE Energy, Inc.

Exhibit 12.2 - Ratio of Earnings to Fixed Charges for Madison Gas and Electric Company

Exhibit 31.1 - Certification of Gary J. Wolter for MGE Energy, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act.

Exhibit 31.2 - Certification of Terry A. Hanson for MGE Energy, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act.

Exhibit 31.3 - Certification of Gary J. Wolter for Madison Gas and Electric Company pursuant to Section 302 of the Sarbanes-Oxley Act.

Exhibit 31.4 - Certification of Terry A. Hanson for Madison Gas and Electric Company pursuant to Section 302 of the Sarbanes-Oxley Act.

Exhibit 32.1 - Certification of Gary J. Wolter for MGE Energy, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

Exhibit 32.2 - Certification of Terry A. Hanson for MGE Energy, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

Exhibit 32.3 - Certification of Gary J. Wolter for Madison Gas and Electric Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

Exhibit 32.4 - Certification of Terry A. Hanson for Madison Gas and Electric Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

Item 6(b) - Reports on Form 8-K

On May 2, 2003, MGE Energy, Inc. and Madison Gas and Electric Company furnished a Current Report on Form 8-K reporting the issuance of a press release announcing MGE Energy, Inc.'s earnings for the first quarter of 2003.

Signatures - MGE Energy, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MGE Energy, Inc.
Date: August 14, 2003	/s/ Gary J. Wolter
Chairman, President and Chief Executive Officer (Duly Authorized Officer)
Date: August 14, 2003	/s/ Terry A. Hanson
Vice President, Chief Financial Officer and Secretary (Chief Financial and Accounting Officer)

Signatures - Madison Gas and Electric Company

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Madison Gas and Electric Company
Date: August 14, 2003	/s/ Gary J. Wolter
Chairman, President and Chief Executive Officer (Duly Authorized Officer)
Date: August 14, 2003	/s/ Terry A. Hanson
Vice President, Chief Financial Officer and Secretary (Chief Financial and Accounting Officer)