Form 10-Q
period 2003-09-30
MGE ENERGY INC
filed 2003-11-13
CIK 1161728

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:

September 30, 2003

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

Indicate by check mark whether the registrants are an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

MGE Energy Yes [X] No [ ] Madison Gas and Electric Company Yes [ ] No [X]

Number of shares outstanding of each class of common stock as of November 13, 2003
MGE Energy, Inc.	Common stock, $1.00 par value, 18,150,808 shares outstanding.
Madison Gas and Electric Company	Common stock, $1.00 par value, 17,347,889 shares outstanding (all of which are owned beneficially and of record by MGE Energy, Inc.)

Table of Contents

PART I. FINANCIAL INFORMATION. 3

Filing Format 3

Forward-Looking Statements 3

Where to Find More Information 3

Item 1. Financial Statements. 4

MGE Energy, Inc.

Condensed Consolidated Statements of Income and Comprehensive Income (unaudited) 4

Condensed Consolidated Statements of Cash Flows (unaudited) 5

Condensed Consolidated Balance Sheets (unaudited) 6

Madison Gas and Electric Company

Condensed Statements of Income and Comprehensive Income (unaudited) 7

Condensed Statements of Cash Flows (unaudited) 8

Condensed Balance Sheets (unaudited) 9

MGE Energy, Inc. and Madison Gas and Electric Company

Notes to Condensed Consolidated Financial Statements (unaudited) 10

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. 22

Item 3. Quantitative and Qualitative Disclosures About Market Risk. 30

Item 4. Controls and Procedures. 32

PART II: OTHER INFORMATION 33

Item 6. Exhibits and Reports on Form 8-K. 33

Signatures - MGE Energy, Inc. 34

Signatures - Madison Gas and Electric Company 35

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

Item 1. Financial Statements.

MGE Energy, Inc.

Condensed Consolidated Statements of Income and Comprehensive Income (unaudited)

(In thousands, except per-share amounts)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2003	2002	2003	2002
Revenues:
Regulated utility operations	$87,931	$79,430	$299,073	$251,706

Expenses:
Fuel for electric generation	11,872	11,403	31,993	29,525
Purchased power	14,222	13,646	40,204	33,958
Natural gas purchased	7,590	4,537	72,543	44,733
Other operations and maintenance	25,878	20,508	79,225	64,592
Depreciation and amortization	5,795	7,219	17,556	21,761
Other general taxes	2,881	2,649	8,775	8,210
Total Operating Expenses	68,238	59,962	250,296	202,779
Operating Income	19,693	19,468	48,777	48,927

Other income	115	1,366	1,943	2,803
Interest expense	(2,912)	(3,135)	(8,766)	(9,249)
Income before income taxes	16,896	17,699	41,954	42,481
Income tax provision	(6,788)	(7,209)	(16,638)	(16,550)
Net Income	$10,108	$10,490	$25,316	$25,931

Total Comprehensive Income	$10,108	$10,490	$25,316	$25,931

Earnings per Share of Common Stock (basic and diluted)	$0.56	$0.60	$1.42	$1.50

Dividends paid per share of common stock	$0.338	$0.336	$1.010	$1.003

Average Shares Outstanding (basic and diluted)	17,957	17,373	17,794	17,247

The accompanying notes are an integral part of the above condensed consolidated financial statements.

MGE Energy, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Nine Months Ended Sept. 30,
	2003	2002
Operating Activities:
Net income	$25,316	$25,931
Items not affecting cash:
Depreciation and amortization	17,556	21,761
Deferred income taxes	1,505	1,016
Amortization of investment tax credits	(387)	(391)
Other	(351)	(278)
Equity in earnings of ATC	(2,754)	(2,449)
Dividend income from ATC	1,959	2,146
Collateral to ATC	5,000	-
Changes in working capital, excluding cash equivalents, current long-term debt maturities, and short-term debt:
Decrease/(Increase) in current assets	9,377	(3,269)
Increase in current liabilities	2,669	11,858
Other noncurrent items, net	9,739	(7,947)
Cash Provided by Operating Activities	69,629	48,378

Investing Activities:
Capital expenditures	(84,236)	(40,000)
Increase in nuclear decommissioning fund	-	(6,068)
Other	(160)	(234)
Cash Used for Investing Activities	(84,396)	(46,302)

Financing Activities:
Issuance of common stock	15,487	10,303
Cash dividends on common stock	(17,978)	(17,292)
Debt issue expense	(902)	-
Increase in long-term debt	50,000	-
Decrease in long-term debt	(20,000)	(20,000)
Short-term debt (repayments)/borrowings	(10,118)	24,000
Cash Provided by (Used for) Financing Activities	16,489	(2,989)

Change in Cash and Cash Equivalents	1,722	(913)
Cash and cash equivalents at beginning of period	2,998	2,421
Cash and cash equivalents at end of period	$4,720	$1,508

The accompanying notes are an integral part of the above condensed consolidated financial statements.

MGE Energy, Inc.

Condensed Consolidated Balance Sheets (unaudited)

(In thousands)

	Sept. 30, 2003	Dec. 31, 2002
Assets
Current Assets:
Cash and cash equivalents	$4,720	$2,998
Accounts receivable, less reserves of $2,542 and $2,659, respectively	28,574	36,275
Unbilled revenues	13,524	18,539
Materials and supplies, at lower of average cost or market	7,711	8,147
Fossil fuel, at lower of average cost or market	3,483	5,213
Stored natural gas, at lower of average cost or market	22,011	12,948
Prepaid taxes	6,721	10,827
Other prepayments	2,572	2,024
Total Current Assets	89,316	96,971
Deferred Charges	40,321	36,103

Property, Plant, and Equipment, Net	422,875	404,007
Construction work in progress	95,092	47,539
Nuclear decommissioning fund	-	8,782
Total Property, Plant, and Equipment	517,967	460,328
Other property and investments	31,319	35,493

Total Assets	$678,923	$628,895

Liabilities and Capitalization
Current Liabilities:
Long-term debt - due within one year	$5,000	$ -
Short-term debt	24,180	34,298
Accounts payable	28,732	32,039
Accrued taxes	4,262	-
Accrued interest	3,465	3,161
Other current liabilities	12,459	11,049
Total Current Liabilities	78,098	80,547

Other Credits:
Deferred income taxes	63,955	62,450
Investment tax credit - deferred	5,020	5,407
Other deferred liabilities	64,465	60,972
Total other credits	133,440	128,829

Commitments and contingencies	-	-

Capitalization:
Common stockholders' equity	250,195	227,370
Long-term debt	217,190	192,149
Total Capitalization	467,385	419,519

Total Liabilities and Capitalization	$678,923	$628,895

The accompanying notes are an integral part of the above condensed consolidated financial statements.

Madison Gas and Electric Company

Condensed Statements of Income and Comprehensive Income (unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Operating Revenues:
Regulated electric revenues	$72,811	$67,953	$187,517	$173,237
Regulated gas revenues	15,120	11,477	111,556	78,469
Total Operating Revenues	87,931	79,430	299,073	251,706

Operating Expenses:
Fuel for electric generation	11,872	11,403	31,993	29,525
Purchased power	14,222	13,646	40,204	33,958
Natural gas purchased	7,590	4,537	72,543	44,733
Other operations and maintenance	25,782	20,508	79,065	64,592
Depreciation and amortization	5,795	7,219	17,556	21,761
Other general taxes	2,874	2,649	8,760	8,210
Income tax provision	6,733	6,338	15,945	15,167
Total Operating Expenses	74,868	66,300	266,066	217,946
Net Operating Income	13,063	13,130	33,007	33,760

Other Income and Deductions:
AFUDC - equity funds	134	85	351	278
Equity in earnings in ATC	933	716	2,754	2,449
Income tax provision	(2)	(573)	(662)	(1,085)
Other deductions	(1,014)	642	(1,341)	44
Total Other Income and Deductions	51	870	1,102	1,686
Income Before Interest Expense	13,114	14,000	34,109	35,446

Interest Expense:
Interest on long-term debt	2,885	2,951	8,669	8,856
Other interest	15	184	80	393
AFUDC - borrowed funds	(58)	(47)	(160)	(156)
Net Interest Expense	2,842	3,088	8,589	9,093
Net Income	$10,272	$10,912	$25,520	$26,353

Total Comprehensive Income	$10,272	$10,912	$25,520	$26,353

The accompanying notes are an integral part of the above condensed financial statements.

Madison Gas and Electric Company

Condensed Statements of Cash Flows (unaudited)

(In thousands)

	Nine Months Ended September 30,
	2003	2002
Operating Activities:
Net income	$25,520	$26,353
Items not affecting cash:
Depreciation and amortization	17,556	21,761
Deferred income taxes	1,523	1,016
Amortization of investment tax credits	(387)	(391)
AFUDC - equity funds	(351)	(278)
Equity in earnings of ATC	(2,754)	(2,449)
Dividend income from ATC	1,959	2,146
Collateral to ATC	5,000	-
Changes in working capital, excluding cash equivalents, current long-term debt maturities, and short-term debt:
Decrease/(increase) in current assets	9,293	(3,249)
Increase in current liabilities	1,191	11,266
Other noncurrent items, net	9,805	(8,322)
Cash Provided by Operating Activities	68,355	47,853

Investing Activities:
Additions to utility plant	(43,506)	(40,000)
AFUDC - borrowed funds	(160)	(156)
Increase in nuclear decommissioning fund	-	(6,068)
Purchase of gas service territory	-	(78)
Cash Used for Investing Activities	(43,666)	(46,302)

Financing Activities:
Equity contributions from parent	13,808	2,757
Issuance of common stock	-	7,470
Debt issue expense	(1,002)	-
Increase in long-term debt	20,000	-
Decrease in long-term debt	(20,000)	(20,000)
Cash dividends to parent	(23,854)	(17,316)
Short-term debt (repayments)/borrowings	(13,500)	24,000
Cash Used for Financing Activities	(24,548)	(3,089)

Change in Cash and Cash Equivalents	141	(1,538)
Cash and cash equivalents at beginning of period	2,531	2,421
Cash and cash equivalents at end of period	$2,672	$883

The accompanying notes are an integral part of the above condensed financial statements.

Madison Gas and Electric Company

Condensed Balance Sheets (unaudited)

(In thousands)

	Sept. 30, 2003	Dec. 31, 2002
Assets
Utility Plant (At Original Cost, in Service):
Electric	$566,150	$547,139
Gas	226,963	222,111
Gross plant in service	793,113	769,250
Less accumulated provision for depreciation	(370,238)	(365,243)
Net plant in service	422,875	404,007
Construction work in progress	35,509	28,686
Nuclear decommissioning fund	-	8,782
Total Utility Plant	458,384	441,475
Other property and investments	2,648	7,550
Investment in ATC	27,634	26,839
Total Other Property and Investments	30,282	34,389
Current Assets:
Cash and cash equivalents	2,672	2,531
Accounts receivable, less reserves of $2,542 and $2,659, respectively	28,482	36,291
Unbilled revenues	13,524	18,539
Materials and supplies, at lower of average cost or market	7,711	8,147
Fossil fuel, at lower of average cost or market	3,483	5,213
Stored natural gas, at lower of average cost or market	22,012	12,948
Prepaid taxes	6,721	10,619
Other prepayments	2,532	2,001
Total Current Assets	87,137	96,289
Other deferred charges	40,288	36,103
Total Assets	$616,091	$608,256
Capitalization and Liabilities
Common stockholder equity	246,008	230,534
Long-term debt	187,190	192,149
Total Capitalization	433,198	422,683
Current Liabilities:
Long-term debt - due within one year	5,000	-
Short-term debt - commercial paper	-	13,500
Accounts payable	24,463	29,151
Accrued taxes	4,317	-
Accrued interest	3,459	3,157
Other current liabilities	12,196	10,936
Total Current Liabilities	49,435	56,744
Other Credits:
Deferred income taxes	63,973	62,450
Investment tax credit - deferred	5,020	5,407
Regulatory liabilities - FAS 109	10,244	10,931
Other deferred liabilities	54,221	50,041
Total Other Credits	133,458	128,829
Commitments and contingencies	-	-
Total Capitalization and Liabilities	$616,091	$608,256

The accompanying notes are an integral part of the above condensed financial statements.

MGE Energy, Inc. and Madison Gas and Electric Company

Notes to Condensed Consolidated Financial Statements (unaudited)

September 30, 2003

Basis of Presentation (MGE Energy and MGE)

This report is a combined report of MGE Energy, Inc. (MGE Energy) and Madison Gas and Electric Company (MGE). References in this report to "MGE Energy" are to MGE Energy, Inc. and its subsidiaries. References in this report to "MGE" are to Madison Gas and Electric Company.

The accompanying condensed consolidated financial statements as of September 30, 2003, and for the three and nine months then ended are unaudited but include all adjustments that MGE Energy and MGE management consider necessary for a fair presentation of their respective financial statements. All adjustments are of a normal, recurring nature except as otherwise disclosed. The year-end condensed consolidated balance sheet information was derived from the audited balance sheet appearing in MGE Energy's and MGE's annual reports on Form 10-K for the year ended December 31, 2002, but does not include all disclosures required by generally accepted accounting principles. These notes should be read in conjunction with the financial statements and the notes on pages 43 through 70 of the 2002 Form 10-K.

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

2. Per-Share Amounts (MGE Energy).

Earnings per share of MGE Energy common stock are computed on the basis of the weighted average of the daily number of shares outstanding. For the three months ended September 30, 2003 and 2002, respectively, there were 17,956,512 and 17,373,302 shares outstanding. Dividends declared and paid per share of common stock for the same three-month periods were $0.338 and $0.336, respectively.

For the nine months ended September 30, 2003 and 2002, there were 17,793,627 and 17,246,928 shares outstanding. Dividends declared and paid per share of common stock for the same nine-month periods were $1.010 and $1.003, respectively.

3. Rate Matters (MGE Energy and MGE).

Under the fuel rules, if electric fuel costs are outside a 3% annual threshold set by the Public Service Commission of Wisconsin (PSCW), MGE can apply for a fuel surcharge or may be required to return a fuel credit to its customers. MGE is allowed to retain fuel savings within 3% under, and must bear fuel costs within 3% over, the level set in its most recent order. On July 28, 2003, MGE submitted an application to the PSCW for a decrease in electric rates as required under the fuel rules monitoring mechanism. The PSCW on August 14, 2003, reopened MGE's rate case docket to examine fuel costs and how to appropriately credit ratepayers. The PSCW approved an interim fuel cost credit of $.00099 per kWh. The PSCW also required a full review of the actual and forecasted costs for 2003 with MGE's fuel rates subject to refund. The fuel credit through September 30, 2003, totaled $1.2 million, of which $0.4 million represents the interim fuel credit, and $0.8 million is the estimate for the additional fuel credit to be refunded to customers. A final order is expected in the fourth quarter of 2003 and will remain in place until MGE's next rate order is issued.

On May 30, 2003, MGE filed with the PSCW a request to increase electric rates by 7.7% and increase natural gas rates by 1.9%. The increase in electric rates would cover rising fuel costs and address increased system demands. Both the electric and natural gas rate requests include costs of system upgrades and increased operating expenses. The PSCW has conducted its audit, and hearings are expected to be held in November. An order is expected in the beginning of 2004.

Effective March 1, 2003, the PSCW authorized MGE to increase revenues by $27.1 million (a 9.1% increase in electric rates and a 5.4% increase in gas rates). The increase in electric rates covers rising fuel costs and addresses increased system demands. Both the electric and natural gas rate increases include costs to complete a new automated meter reading (AMR) project, costs of system upgrades, and increased operating expenses. The PSCW authorized a 12.3% return on MGE's common stockholder equity.

Effective October 24, 2002, the PSCW authorized a 12-month electric rate surcharge of $4.5 million or 2% to recover costs that had been deferred, associated with the formation of American Transmission Company LLC (ATC), and ongoing incremental transmission costs during 2001 and 2002 associated with ATC. The surcharge ended October 23, 2003.

In July 2002, MGE notified the PSCW that MGE's electric fuel savings were outside the 3% range established in its most recent order, thus triggering a fuel credit to its customers. The fuel credit was $1.7 million through February 28, 2003.

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

4. Capitalization Matters (MGE Energy and MGE).

a. MGE Energy - Common Stock.

On August 15, 2003, MGE Energy entered into a Distribution Agreement (Agreement) with Banc One Capital Markets, Inc. (BOCM). Under the terms of this Agreement, MGE Energy may offer and sell up to 1,600,000 shares of its common stock from time to time through BOCM as its sales agent or to BOCM as principal. The sales will be made pursuant to a shelf registration statement MGE Energy filed with the SEC and has been declared effective.

Under the Agreement, MGE Energy has sold 73,000 shares of its common stock as of September 30, 2003, for net proceeds of $2.3 million.

MGE Energy also issues new shares of its common stock through its Dividend Reinvestment and Direct Stock Purchase Plan (the Plan). Through September 30, 2003, MGE Energy has issued 451,000 new shares of common stock under the Plan for net proceeds of $13.2 million.

b. MGE Energy - Long-Term Debt.

On September 30, 2003, MGE Energy, through its subsidiary, MGE Power West Campus, LLC (MGE Power West Campus), issued $30 million of 5.68% Senior Secured Notes maturing September 25, 2033, in a private placement offering. Interest only will be paid monthly for the first ten years and then principal and interest payments paid monthly for the remaining life of the debt. The proceeds from these notes were used to pay off a portion of MGE Energy's bank loans, which were used to temporarily finance capital expenditures for the cogeneration facility being constructed on the West Campus of the University of Wisconsin-Madison (UW).

The debt will be secured by a collateral assignment of lease payments that MGE will be making to MGE Power West Campus for use of the cogeneration facility. Until the facility is operational, MGE Energy will guarantee the debt.

c. MGE - Long-Term Debt.

On September 9, 2003, MGE issued $20 million in unsecured 6.12% Medium Term Notes maturing on September 1, 2028. Interest on these notes will be paid semiannually on March 1 and September 1 of each year. The proceeds from this issue were used to redeem $20 million, 7.70%, 2028 Series, First Mortgage Bonds, on September 30, 2003. The call premium for the redeemed bonds was $0.9 million and is recoverable through rates.

5. Supplemental Cash Flow Information (MGE Energy and MGE).

Cash payments for interest, net of amounts capitalized, and cash payments/receipts for income taxes were as follows:

MGE Energy (In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Interest paid, net of amounts capitalized	$2,596	$2,862	$8,302	$9,464
Income taxes paid	5,625	-	12,625	-
Income taxes refunded	-	-	(3,159)	-

6. Property, Plant, and Equipment (MGE Energy).

MGE Energy, through its subsidiary MGE Power LLC (MGE Power), calculates capitalized interest in accordance with Statement of Financial Accounting Standards (SFAS) No. 34, Capitalizing Interest Costs, on construction projects for periods where financing is provided by MGE Energy through interim debt. The interest rate capitalized is based upon the monthly short-term borrowing rate MGE Energy incurs for such funds. For the nine months ended September 30, 2003, MGE Energy recorded $0.6 million in capitalized interest related to the cogeneration facility being constructed on the West Campus of the UW.

7. Adoption of New Accounting Principles and Recently Issued Accounting Pronouncements (MGE Energy and MGE).

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

Effective January 1, 2003, MGE recorded an obligation for the fair value of its legal liability for asset retirement, obligations associated with removing an electric substation, a combustion turbine generating unit, wind generating facilities, and the photovoltaic generating facilities, all of which are located on property not owned by MGE. At September 30, 2003, this liability is estimated at $1.3 million and included in other deferred liabilities.

At the point the liability for asset retirement is incurred, SFAS No. 143 requires capitalization of the costs to the related asset, property, plant, and equipment, net. For asset retirement obligations existing at the time of adoption, the statement requires capitalization of costs at the level that existed at the point of incurring the liability. These capitalized costs are depreciated over the same period as the related property. At the date of adoption, the depreciation expense for past periods was recorded as a regulatory asset in accordance with SFAS No. 71 because MGE believes the PSCW will allow it to recover these costs in future rates. Current depreciation of the asset retirement cost is also being deferred as a regulatory asset under SFAS No. 71.

The initial liability is accreted to its present value each period. MGE defers this accretion as a regulatory asset based on its determination that these costs can be collected from customers.

MGE also may have asset retirement obligations relating to various assets, such as combustion turbine generating units, small distributed generating units, aboveground and underground storage tanks, facilities located at Columbia Energy Center (Columbia) (co-owned with Alliant and Wisconsin Public Service Corporation), and certain electric and gas distribution facilities. These facilities are generally located on property owned by third parties, on which MGE is permitted to operate by lease, permit, easement, license, or service agreement, but also include some facilities located on property owned by MGE. The asset retirement obligations associated with these facilities cannot be reasonably determined due to the indeterminate life of the related assets.

The pro-forma asset retirement obligation MGE would have recognized as of January 1, 2002, had MGE implemented SFAS No. 143 as of that date, was approximately $1.2 million based on the information, assumptions, and interest rates as of January 1, 2003, used to determine the $1.3 million liability recognized upon initial adoption of SFAS No. 143. Because MGE's regulators are allowing these costs to be recovered in future rates, adoption of SFAS No. 143 in the first quarter 2002 would have had no impact on net income and earnings per share of common stock. Accordingly, pro forma impacts are not presented.

The following table shows costs as of January 1, 2003, and changes to the asset retirement obligation and accumulated depreciation during the nine months ended September 30, 2003.

(In thousands)	(a) Original Asset Retirement Obligation	(b) Accumulated Accretion	(c) (a + b) Asset Retirement Obligation	(d) Accumulated Depreciation- Related Asset
Balance, January 1, 2003 (date of adoption)	$685	$596	$1,281	$148
Changes through September 30, 2003	1	59	60	20
Balance, September 30, 2003	$686	$655	$1,341	$168

As of September 30, 2003, MGE's regulatory asset, included in deferred charges, is the total accumulated accretion ($655,000) and accumulated depreciation ($168,000) or $823,000.

b. FIN No. 45.

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

MGE makes available to qualifying customers a financing program for the purchase and installation of energy-related equipment that will provide more efficient use of utility service at the customer's property. MGE is party to a chattel paper purchase agreement with a financial institution under which it can sell or finance an undivided interest with recourse, in up to $7.5 million of the financing program receivables, until February 28, 2004. Loans totaling $1.1 million have been sold to the financial institution during 2003. The liability for the fair value of the obligation associated with these loans is not material.

MGE would be required to perform under the guarantee if the customer defaulted on its loan. The energy-related equipment installed at the customer sites is used to secure the customer loans. The length of the MGE guarantee to the financial institution varies from one to ten years depending on the term of the customer loan. Principal payments for the next five years on the loans are $0.3 million in 2003, $0.9 million in 2004 and 2005, and $0.8 million in 2006 and 2007.

c. FIN No. 46.

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

In order to apply FIN No. 46, MGE Energy and MGE must evaluate every entity with which they are involved through variable interests to determine whether the entity is a VIE and, if it is, whether or not MGE Energy and MGE are the primary beneficiaries of the entity. The primary beneficiary of a VIE is the entity that receives the majority of the entity's expected losses, residual returns, or both. As a result, FIN No. 46 could result in consolidation of an entity that MGE Energy and MGE are associated with other than by (and even in the absence of) a voting ownership interest. FIN No. 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of Interpretation No. 46 must be applied for the first interim or annual period beginning after December 15, 2003. MGE Energy and MGE continue to evaluate the impact of FIN No. 46 on VIEs created prior to February 1, 2003.

d. SFAS No. 146.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 is effective for transactions initiated after December 31, 2002. Adoption of this statement did not have a material impact on the consolidated financial statements.

e. SFAS No. 148.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. This statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. MGE Energy has no stock options as of September 30, 2003, and therefore SFAS No. 148 did not have a material impact on the consolidated financial statements.

f. SFAS No. 149.

On April 30, 2003, the FASB issued SFAS No. 149, Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies accounting for derivative instruments including certain derivative instruments embedded in other contracts for hedging activities. SFAS No. 149 amends certain other existing pronouncements. The amendments will result in a more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. Adoption of this statement did not have a material impact on the consolidated financial statements.

g. SFAS No. 150.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of SFAS No. 150 as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for interim periods beginning after June 15, 2003, for financial instruments entered into or modified after May 31. 2003, except for mandatorily redeemable financial instruments of nonpublic entities which will be effective for interim periods beginning after December 15, 2003. Adoption of this statement did not have a material impact on the consolidated financial statements.

8. Kewaunee Nuclear Power Station (MGE).

On September 23, 2001, MGE sold to Wisconsin Public Service Corporation (WPSC) its 17.8% ownership interest in the Kewaunee Nuclear Power Station (Kewaunee) for $15.4 million. On the closing date, MGE also transferred its Qualified Decommissioning Fund ($65.0 million, fair market value) and Nonqualified Decommissioning Fund ($28.1 million, fair market value), which resulted in a decrease of accumulated depreciation by an equal amount.

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

In accordance with the Kewaunee sale agreement, MGE exercised an option in June 2001 to purchase 90 megawatts of electric capacity and energy at a fixed price from WPSC from September 24, 2001, through September 23, 2003, to help meet customers' electric needs.

9. West Campus Cogeneration Facility (MGE Energy and MGE).

MGE Power West Campus was created by MGE Power to co-own with the UW the West Campus Cogeneration Facility (WCCF) on the Madison campus. A PSCW order approving the issuance of a Certificate of Public Convenience and Necessity (CPCN) for the WCCF was received on October 9, 2003. Construction on the project commenced in October of 2003, and it is estimated that the project will be completed in the spring of 2005 (see footnote 11.f.).

The WCCF is expected to cost approximately $180 million in total, of which $103 million will be MGE Power West Campus' portion. On November 29, 2002, the State of Wisconsin (State) paid $11.9 million to MGE for its share of those costs under a September 2002 Pre-Certification Cost Sharing Agreement between MGE and the State. On December 30, 2002, MGE Power, a subsidiary of MGE Energy, reimbursed MGE for the remainder of those costs as a part of MGE Power's assumption of the project. MGE Power assigned its interest in the project to its wholly owned subsidiary, MGE Power West Campus. As of September 30, 2003, MGE Power West Campus had incurred $59.6 million of costs on the project, which is reflected in construction work in progress on MGE Energy's consolidated balance sheets. This includes the State's portion of project costs through September 30, 2003, in the amount of $18.0 million. These costs largely represent amounts paid under long lead-time equipment contracts in order to meet project schedules.

10. Segment Information (MGE Energy and MGE).

MGE Energy operates in three business segments: regulated electric utility operations and regulated gas utility operations through its principal subsidiary MGE and nonutility energy operations through its subsidiaries MGE Power, MGE Power West Campus, and MGE Construct.

The following tables show segment information for MGE Energy and MGE's operations:

MGE Energy and MGE (In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Gross electric revenues	$72,983	$68,111	$187,934	$173,603
Gross gas revenues	17,723	12,901	117,600	82,223
Interdepartmental revenues	(2,775)	(1,582)	(6,461)	(4,120)
Consolidated revenues	$87,931	$79,430	$299,073	$251,706

MGE's regulated electric utility and regulated gas utility are the only revenue-generating segments for MGE Energy. MGE Energy's nonutility segment does not currently generate any revenues.

MGE Energy (In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Electric operating income	$13,387	$13,265	$24,908	$27,008
Gas operating income	(324)	(135)	8,099	6,752
Nonregulated operating income	(132)	(298)	(204)	(298)
Consolidated	12,931	12,832	32,803	33,462
Other income	115	1,366	1,943	2,803
Interest expense	(2,912)	(3,135)	(8,766)	(9,249)
Other general taxes	(26)	(573)	(664)	(1,085)
Net income	$10,108	$10,490	$25,316	$25,931

MGE (In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Electric operating income	$13,387	$13,265	$24,908	$27,008
Gas operating income	(324)	(135)	8,099	6,752
Net operating income	13,063	13,130	33,007	33,760
Other income and deductions	51	870	1,102	1,686
Interest expense net	(2,842)	(3,088)	(8,589)	(9,093)
Net income	$10,272	$10,912	$25,520	$26,353

MGE Energy and MGE	Regulated				Consolidated
(In thousands)	Electric	Gas	Assets not Allocated	Non- utility	Total
Assets:
September 30, 2003	$424,002	$150,138	$41,951	$62,832	$678,923
December 31, 2002	415,849	139,608	52,799	20,639	628,895
Capital Expenditures:
Nine-months ended September 30, 2003	33,571	9,935	-	40,730	84,236
Year ended December 31, 2002	44,305	15,125	-	18,852	78,282

11. Commitments and Contingencies (MGE Energy and MGE).

a. Coal Contracts.

MGE has no coal contracts that contain demand obligations for its Blount Station (Blount). Fuel procurement for MGE's jointly owned Columbia is handled by Alliant Energy Corporation (Alliant), the operating company. If any demand obligations must be paid under these contracts, management believes such obligations would be considered costs of service and recoverable in rates.

b. Purchased Power Contracts.

MGE has several purchased power and transmission contracts to help meet future electric supply requirements. As of September 30, 2003, MGE's total commitments for purchased power contracts for capacity and transmission are estimated to be $20.5 million in 2003, $13.3 million in 2004, $15.2 million in 2005, $15.3 million in 2006, and $12.0 million in 2007. Management expects to recover these costs in future customer rates.

c. Purchased Gas Contracts.

MGE has natural gas supply, transportation, and storage contracts that provide for the availability of firm supply, pipeline transportation, and storage capacity under which it must make fixed monthly payments. As of September 30, 2003, MGE's total commitments for firm supply, pipeline transportation, and storage capacity contracts are estimated to be $15.0 million in 2003, $15.0 million in 2004, and $14.2 million per year in 2005, 2006, and 2007. Management expects to recover these costs in future customer rates.

d. Environmental.

Proposed eight-hour ozone standard. In 1997, the U.S. Environmental Protection Agency (EPA) decided to create a new eight-hour ozone standard. The Wisconsin Department of Natural Resources (DNR) expects the counties in nonattainment for the one-hour ozone standard to also be in nonattainment for the eight-hour ozone standard. However, the final nonattainment designations for the eight-hour standard will not be made by the EPA until 2004 and will be based on data for 2001 through 2003. That data shows Dane County air quality to be in attainment with the eight-hour ozone standard.

By letter dated July 14, 2003, the Governor recommended that the EPA classify Dane County as attainment with the eight-hour standard. However, the EPA makes the final designation, and it is possible the EPA may still decide to classify Dane County and other areas in Wisconsin as nonattainment because they contribute to downwind nonattainment areas. If Dane County were classified as nonattainment, MGE facilities in Dane County may need to meet new limitations for ozone precursor emissions.

MGE is evaluating nitrogen oxide (NOx) emission reduction strategies in the event Dane County is classified as nonattainment or if MGE otherwise decides to undertake voluntary emission reductions. The strategies under consideration include, for example, fuel switching, emission trading, purchased power agreements, new emission control devices, or installing new fuel-burning and clean-coal technologies. Implementing these new measures would likely increase capital expenditures and operating and maintenance expenses. MGE may need to comply with new NOx emission limits as a result of the eight-hour ozone standard as early as December 2007.

Proposed utility MACT standards. Section 112 of the 1990 Clean Air Act Amendments requires the EPA to develop standards to control major sources of hazardous air pollutants to levels consistent with the lowest-emitting facilities in similar source categories. The standards are referred to as the maximum available control technology (MACT) standards. MGE operates several sources that may require MACT standards including electric steam generating units, combustion turbines, reciprocating internal combustion engines, and industrial, commercial, and institutional boilers. All sources, except Blount and Columbia coal-fired units, are expected to be exempt from implementing additional emission control strategies. The EPA is expected to finalize standards for electric steam generating units in 2004. It is expected that MGE will be required to comply with new mercury, particulate, and hydrogen chloride limits by the current proposal of December 2007. Complying with the MACT standards would likely increase capital expenditures and operating and maintenance expenses.

Proposed Wisconsin mercury emission reduction rule. The DNR has proposed an administrative rule (NR 446) that would require reduction of mercury emissions of 40% by 2010 and 80% by 2015 for the major utilities, i.e., those utilities emitting 100 pounds or more of mercury annually. The rule allows each utility to average their mercury emission reduction requirement across their entire system of coal-fired boilers. At this time, MGE is not subject to the limitations under this proposed rule because all facilities owned and operated by MGE emit less than 100 pounds of mercury per year. However, as joint owner of Columbia, MGE may have increased capital expenditures and operating and maintenance expenses if Alliant chooses to control mercury emissions at Columbia.

WCCF Memorandums of Understanding. MGE signed Memorandums of Understanding with the UW, Wisconsin Department of Administration (DOA), City of Madison, and certain citizen and environmental groups relating to the WCCF. In the memorandums, approximately $0.2 million in commitments have been included in the cost estimate for WCCF. Other costs will be subject to PSCW review in future rate cases. These commitments include various air-emission reduction measures, special air-monitoring installation, noise mitigation, watershed studies, recycling practices, and a renewable energy project.

NOx SIP Call. On October 27, 1998, the EPA issued the "NOx SIP Call" rule, which imposed a NOx emission budget for emission sources in Wisconsin. See 63 Fed. Reg. 57355 (October 27, 1998). The NOx SIP Call was premised upon two theories: the downwind contribution of Wisconsin air emissions to existing one-hour ozone nonattainment areas and the downwind contribution of Wisconsin air emissions to potential future eight-hour nonattainment areas.

On March 2, 2000, the Court of Appeals for the District of Columbia held that the EPA "acted unlawfully by including Wisconsin in the [NOx] SIP Call" for purposes of the State's alleged impacts to downwind one-hour ozone nonattainment areas. See State of Michigan, et al. V. Environmental Protection Agency, 213 F.3d 663, 681, 695 (D.C. Cir. March 3, 2000). However, the Court and EPA stayed that portion of the challenge concerning Wisconsin's alleged impacts on downward eight-hour ozone nonattainment areas. See 65 Fed. Reg. 56245 (September 8, 2002). If that stay is lifted and that portion of the NOx SIP Call concerning eight-hour ozone nonattainment areas is upheld, the resulting NOx emission budget for Wisconsin has the potential to affect the level of permissible NOx emissions from Blount, WCCF, and Columbia. Those new NOx limits could increase capital expenditures and operating and maintenance expenses at those facilities.

Columbia plant. In December 2000, February 2001, June 2002, and January 2003, Alliant received Requests for Information from the EPA seeking information concerning the facility's compliance with the Clean Air Act. The requests appear to be part of an EPA initiative to assess the regulatory consequences of past investments in utility generation, energy efficiency, maintenance, and environmental protection within the utility sector. Alliant, the plant operator, has responded to all requests, but MGE has not been informed of any response from the EPA. The plant operator has not informed MGE of any likely increase in capital expenditures or operating and maintenance expenses arising from the EPA's inquiry.

In February 2003, Alliant received a Notice of Violation from the DNR for allegedly exceeding limits in its Wisconsin Pollutant Discharge Elimination System permit at the Columbia plant. Alliant, as the plant operator, has been working with the DNR to resolve the issues set forth in the notice. Resolution of those issues may require additional capital expenditures to install and implement new treatment techniques. While it is possible the DNR may also seek to impose a civil penalty, the operator has stated that it can resolve these issues to the DNR's satisfaction in a manner that will not have a materially adverse effect on the joint owners' financial conditions or plant operations.

On or about October 23, 2003, the three co-owners of the Columbia Plant (including MGE) received a Notice of Intent to file a citizen suit under the Clean Water Act from an organization calling itself the Wisconsin Environmental Law Advocates U.A. (WELA). The Notice alleges various violations of the Wisconsin Pollution Discharge Elimination System permit that had been issued to the Columbia plant. The Notice asserts that if the matter is not resolved within 60 days, WELA will file a lawsuit seeking civil penalties (of up to $27,500 per day per violation), unspecified injunctive relief, and unspecified declaratory relief.

The plant operator has informed MGE that Columbia will experience an increase in capital or operation and maintenance expenses estimated up to $5.5 million in 2006 and $0.7 million in 2007 if required to comply with any of the following regulatory programs which are discussed above: the proposed eight-hour ozone standard, the proposed utility MACT standards, the proposed Wisconsin mercury emission reduction rule, the NOx SIP Call, or the Clean Water Act citizen-suit matter discussed above.

e. Chattel Paper Agreement (MGE).

MGE makes available to qualifying customers a financing program for purchasing and installing energy-related equipment that will provide more efficient use of utility service at the customer's property. MGE is party to a chattel paper purchase agreement with a financial institution under which it can sell or finance an undivided interest with recourse, in up to $7.5 million of the financing program receivables, until February 28, 2004. At September 30, 2003, MGE had sold a $6.6 million interest in these receivables, which MGE accounted for as a sale under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities - a Replacement of FASB Statement No. 125. MGE retains the servicing responsibility for these receivables.

MGE maintains responsibility for collecting and remitting loan payments from customers to the financial institution and does not retain any interest in the assets sold to the financial institution. As of September 30, 2003, MGE has recorded a servicing asset of $0.3 million. The servicing asset recognized and the amount amortized in 2003 totaled $0.1 million and $0.1 million respectively.

The loan assets are sold to the financial institution at cost, which approximates fair value in view of their market rates of interest. During 2003 and 2002, MGE received approximately $1.1 million and $3.3 million, respectively, of cash from the financial institution for the sale of loan assets. During those same years, payments of $1.3 million and $2.4 million, respectively, were made by MGE to the financial institution.

f. West Campus Cogeneration Facility.

Petition for Judicial Review

On November 6, 2003, Friends of Responsible Energy (FORE), un unincorporated citizen association, filed a petition with the Dane County, Wisconsin, Circuit Court seeking judicial review of various decisions made by the PSCW, the DNR, the UW, and the DOA in connection with the WCCF. Those decisions include the grant of a CPCN by the PSCW and various environmental determinations made by the governmental parties. FORE alleges that those decisions were arbitrary, capricious, and contrary to law and seeks to have them set aside or remanded for further review. MGE Energy is not a party to the proceeding, although it expects to intervene along with MGE and MGE Power West Campus. MGE Energy believes the suit is not likely to cause any material adverse change in the WCCF or its construction schedule. Construction is proceeding on the WCCF.

Purchase Commitments

MGE has entered into contracts for the purchase of gas and steam turbines and miscellaneous equipment for the WCCF. MGE Construct LLC (MGE Construct) has entered into a contract for the purchase of chiller equipment. All of these contracts are summarized in the following table.

(In thousands)	Contract Total	Payments through September 30, 2003	Remaining Contract Amount
Gas Turbines	$29,853	$29,781	$ 72
Steam Turbine	7,805	7,805	-
Chiller Equipment	6,689	1,876	4,813
Miscellaneous Equipment	15,182	4,596	10,586
	$59,529	$44,058	$15,471

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

MGE Energy, Inc. (MGE Energy) operates in three business segments:

- Electric utility operations which, through Madison Gas and Electric Company (MGE), generate and distribute electricity to nearly 130,000 customers in Dane County, Wisconsin, which includes the city of Madison.

- Gas utility operations which, through MGE, purchase and distribute natural gas to more than 126,000 customers in seven Wisconsin counties (Columbia, Crawford, Dane, Iowa, Juneau, Monroe, and Vernon).

- Nonutility energy operations which are conducted through subsidiaries, MGE Construct LLC (MGE Construct), MGE Power LLC (MGE Power), and MGE Power West Campus, LLC (MGE Power West Campus). All were formed to construct and own new generating capacity.

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

Results of Operations

Substantially all of MGE Energy's results of operations are attributable to the operations of its utility subsidiary MGE. MGE Energy's other significant business activity relates to the development of a cogeneration project, which is under construction and has no operating revenues. Consequently, the following discussion focuses on MGE's results of operations for the three and nine months ended September 30, 2003.

Sales and Revenues

Electric

Electric sales (In megawatt-hours)	Three Months Ended September 30,			Nine Months Ended September 30,
	2003	2002	% Change	2003	2002	% Change
Residential	235,321	260,468	(9.7)	609,020	639,300	(4.7)
Large commercial	321,961	316,845	1.6	876,949	877,697	(0.1)
Small commercial	221,369	216,255	2.4	611,534	599,377	2.0
Other	97,224	94,507	2.9	247,811	243,364	1.8
Total Retail	875,875	888,075	(1.4)	2,345,314	2,359,738	(0.6)
Sales for Resale	23,474	26,278	(10.7)	105,025	51,341	104.6
Total Sales	899,349	914,353	(1.6)	2,450,339	2,411,079	1.6
Cooling degree days	463	534	(13.3)	555	747	(25.7)

Retail sales decreased 1.4% for the three months ended September 30, 2003, compared to the same period last year. Cooler temperatures in July and September resulted in decreased electric sales during the third quarter.

Retail sales decreased 0.6% for the nine months ended September 30, 2003, compared to the same period last year. Decreased sales, resulting from cooler-than-normal temperatures in the second and third quarters, were partially offset by increased customer growth.

Sales for resale decreased 10.7% during the three months ended September 30, 2003, due to the cooler-than-normal weather. For the nine months ended September 30, 2003, sales for resale increased 104.6%. MGE contracted to sell 25 megawatts (MW) of electric capacity from January through August 2003.

During the third quarter 2003, electric operating revenue increased $4.9 million or 7.1%, compared to the same period last year. The increase in electric revenues was due to an increase in electric rates ($7.1 million, Footnote 3) partially offset by decreases in customer use ($0.9 million), sales for resale revenue ($0.4 million), and other revenues ($0.9 million).

For the nine months ended September 30, 2003, electric operating revenue increased $14.3 million or 8.2%, compared to the same period last year. The increase in electric operating revenues was primarily due to an increase in electric rates effective March 1, 2003 ($13.7 million, Footnote 3), and an increase in sales for resale revenue ($2.7 million), partially offset by a decrease in customer use ($1.0 million), and a decrease in other revenues ($1.1 million).

Cooling degree days measure the extent to which the average daily temperature rises above 65 degrees Fahrenheit, increasing demand for cooling.

Gas

Gas deliveries (In thousands of therms*)	Three Months Ended September 30,			Nine months Ended September 30,
	2003	2002	% Change	2003	2002	% Change
Residential	6,291	5,780	8.8	67,598	59,647	13.3
Commercial and Industrial	7,766	7,115	9.1	57,678	50,757	13.6
Total Retail	14,057	12,895	9.0	125,276	110,404	13.5
Transport	10,069	11,451	(12.1)	35,947	38,767	(7.3)
Total Gas Deliveries	24,126	24,346	(0.9)	161,223	149,171	8.1
Heating degree days	185	110	68.2	4,921	4,263	15.4
*Unit of measure.

For the three months ended September 30, 2003, retail gas deliveries increased 9%, compared to the same period last year mainly due to the cooler September weather. Heating degree days increased 68.2%, compared to the same period last year.

For the nine months ended September 30, 2003, retail gas deliveries increased 13.5%. Colder temperatures during January and February 2003 resulted in increased retail gas deliveries. The average temperature for the first quarter 2003 was 23 degrees Fahrenheit, which was 7% colder than last year's first quarter and 3% colder than normal. The typical heating season runs from November through March.

Transport deliveries decreased 12.1% and 7.3% during the three and nine months ended September 30, 2003, respectively, as alternative fuel customers used less natural gas because of the higher cost during 2003 compared to a year ago.

Gas operating revenues were up $3.6 million or 31.7% for the three months ended September 30, 2003, due to a significant increase in the cost of natural gas and to an increase in gas rates (Footnote 3). MGE is allowed by the Public Service Commission of Wisconsin (PSCW), through a purchased gas adjustment clause (PGA), to pass on to customers any increases or decreases in the cost of gas, subject to certain limited incentive participation.

Gas operating revenues were up $33.1 million or 42.2% for the nine months ended September 30, 2003, primarily due to increasing gas rates and the significant increase in the cost of natural gas. The average cost per therm of natural gas increased 43.2% during the nine months ended September 30, 2003, compared to the same period last year. In addition, gas revenues increased due to the increased volume of gas sold during the first and third quarters of 2003 compared to the same periods a year ago.

Heating degree days measure the extent to which the average daily temperature is below 65 degrees Fahrenheit, increasing demand for heating.

Electric Fuel and Purchased Power

Fuel for electric generation costs increased $0.5 million or 4.1% during the three months ended September 30, 2003. The increase was primarily the result of an increase in the cost of natural gas.

Fuel for electric generation costs increased $2.5 million or 8.4% for the nine months ended September 30, 2003. The increase in fuel costs is attributed to the substantial rise in the cost of natural gas during 2003 and the fact that during the first quarter, MGE had to rely more on its higher-cost generation units since Columbia Energy Center (Columbia) (co-owned with Alliant and Wisconsin Public Service Corporation) was out of service for scheduled maintenance more in the first quarter 2003 as compared to last year's first quarter.

Purchased power costs increased $0.6 million or 4.2% and $6.2 million or 18.4% during the three and nine months ended September 30, 2003. Because of mild weather and the availability of regional generation, MGE was able to purchase energy during the nine months ended September 30, 2003, at a lower per-unit cost while reducing generation from its higher-priced gas units.

Natural Gas Purchased

For the three months ended September 30, 2003, natural gas purchased increased $3.1 million or 67.3% due to the significant increase in the cost of natural gas and higher retail deliveries. For the nine months ended September 30, 2003, natural gas purchased increased $27.8 million or 62.2%. The average cost per therm of natural gas increased 43.2% in 2003 compared to 2002, while retail gas deliveries increased 13.5%.

Other Operations and Maintenance

Operating and maintenance expenses for MGE Energy increased $5.4 million or 26.2% and $14.6 million or 22.7% for the three and nine months ended September 30, 2003, respectively. The increases in operations and maintenance expenses are the net result of the following factors:

- Transmission wheeling expense increased $2.1 million and $6.1 million during the three and nine months ended September 30, 2003, respectively. The increase is primarily attributed to the amortization of deferred incremental transmission wheeling costs associated with the formation of the American Transmission Company (ATC) (Footnote 3) from the first and second quarters of 2002. The PSCW authorized recovery of these costs through an electric rate surcharge that went into effect October 24, 2002.

- Employee health and pension expenses increased $1.6 million and $4.4 million during the three and nine months ended September 30, 2003, respectively, due to dramatically increasing health care costs and lower investment returns on plan assets.

- Maintenance expenses increased $0.5 million and $1.6 million for the three and nine months ended September 30, 2003, respectively.

- Distribution expenses remained flat for the three months ended September 30, 2003, but have experienced a $0.5 million increase for the nine months ended September 30, 2003.

- Increase in the other miscellaneous, administrative, and general expenses of $1.2 million and $2.0 million for the three and nine months ended September 30, 2003.

Electric and Gas Depreciation

For the three months ended September 30, 2003, depreciation expense decreased $1.4 million or 19.7%. The decrease in depreciation expense, related to MGE's electric generating assets, is due to reduced decommissioning depreciation expense ($2.0 million) as a result of the sale of MGE's interest in the Kewaunee Nuclear Power Plant (Kewaunee) to Wisconsin Public Service Corporation (WPSC) (Footnote 8) and is partially offset by increased depreciation expense for additions to MGE's electric plant assets ($0.5 million). During the same period, gas depreciation expense increased due to additions to MGE's plant assets ($0.1 million).

For the nine months ended September 30, 2003, depreciation expense decreased $4.2 million or 19.3%. The decrease in depreciation expense is due to reduced decommissioning expense ($6.1 million) and is partially offset by increased depreciation expense for additions to MGE's electric plant assets ($1.4 million). During the same period, gas depreciation expense increased due to additions to MGE's plant assets ($0.5 million).

Other General Taxes

The 8.8% increase in Other General Taxes for MGE Energy for the three months ended September 30, 2003, compared to the three months ended September 30, 2002, is due to an increase in MGE's license fee tax. This license fee tax is also the reason for the 6.9% increase in Other General Taxes for the nine months ended September 30, 2003, compared to the nine months ended September 30, 2002. Wisconsin's license fee tax is in lieu of property tax on utility property. The tax is estimated and prepaid one year ahead of expense recognition, then determined as a percentage of adjusted operating revenues from the prior calendar year and amortized to expense in the subsequent year.

Income Taxes

MGE Energy's effective income tax rates, 40.2% for the three months ended September 30, 2003, and 39.7% for the nine months ended September 30, 2003, reflect increases over the effective income tax rate for 2002 (39.1%) due to lower amortized investment tax credit and lower amortization of excess deferred income taxes.

Other Income

For the three and nine months ended September 30, 2003, other income decreased $1.3 million and $0.9 million, respectively. The large decrease in the third quarter is related to a $1.0 million donation to the MGE Foundation. For the nine months ended September 30, 2003, this decrease is being offset by the increased equity earnings from ATC, increased interest and dividend income, and other miscellaneous nonoperating income.

Interest Expense

During the three and nine months ended September 30, 2003, interest expense decreased $0.2 million and $0.5 million, respectively, due to lower interest rates and reduced levels of short-term debt in 2003.

Contractual Obligations and Commercial Commitments

There were no material changes, other than from the normal course of business, to MGE Energy's and MGE's contractual obligations (representing cash obligations that are considered to be firm commitments) and commercial commitments (representing commitments triggered by future events) during the nine months ended September 30, 2003. Further discussion of the contractual obligations and commercial commitments is included in MGE Energy's and MGE's annual reports on Form 10-K for the year ended December 31, 2002.

Liquidity and Capital Resources

Cash Flows

The following summarizes cash flows during the nine months ended September 30, 2003 and 2002, respectively:

	MGE Energy		MGE
Thousands of dollars	2003	2002	2003	2002
Cash provided by/(Used for):
Operating activities	$69,629	$48,378	$68,355	$47,853
Investing activities	(84,396)	(46,302)	(43,666)	(46,302)
Financing activities	16,489	(2,989)	(24,548)	(3,089)

Cash Provided by Operating Activities

MGE Energy's consolidated net cash provided by operating activities is derived mainly from the operations of its principal subsidiary, MGE.

Cash provided by MGE's operating activities increased $20.5 million or 42.8% for the first nine months of 2003 compared to the same period last year. Current liabilities increased $1.2 million, due to increases in accrued taxes and interest of $4.6 million and other liabilities of $1.3 million and partially offset by a decrease in accounts payable ($4.7 million).

Current assets decreased $9.3 million during the first nine months of 2003, primarily due to decreases in accounts receivable ($7.8 million), unbilled revenue ($5.0 million), prepayments ($3.4 million), and fossil fuel ($1.7 million). These sources of cash were partially offset by an increase in stored natural gas of $9.1 million.

Cash Used for Investing Activities

Cash used for MGE Energy's investing activities increased $38.1 million. The majority of this increase is attributed to the capital expenditures related to the West Campus Cogeneration Facility (WCCF), which totaled $40.7 million. MGE utility plant additions increased $3.5 million during the first nine months of 2003 while decommissioning payments decreased $6.1 million.

Cash used for MGE's investing activities decreased $2.6 million or 5.7%. During 2002, MGE continued making contributions to the Nonqualified Decommission Fund in the amount of $6.1 million. The fund balance was transferred to WPSC on January 2, 2003 (see Footnote 8). Partially offsetting the decreased decommissioning payments were increased utility plant expenditures of $3.5 million during the first nine months of 2003 due to the energy management system (EMS) upgrade and improving reliability at MGE substations.

Cash Provided by Financing and Capital Resources

Cash provided by MGE Energy's financing activities was $16.5 million for the nine months ended September 30, 2003, while cash used for financing activities for the same nine-month period ended in 2002 was $3.0 million. On September 30, 2003, MGE Energy's subsidiary, MGE Power West Campus, issued $30 million in private placement debt, increasing long-term debt and used the proceeds from this issue to payoff short-term debt. MGE Energy has been temporarily financing the capital expenditures for the WCCF with short-term debt.

MGE Energy has an established line of credit in the amount of $60 million for the temporary financing of the capital commitments for the WCCF. At September 30, 2003, MGE Energy had $24.2 million drawn on this line of credit and recorded as bank loans outstanding.

Proceeds from the issuance of common stock increased $5.2 million when compared to the same period last year. In addition to the Dividend Reinvestment and Direct Stock Purchase Plan (DRIP), MGE Energy has also been selling additional shares of stock through Banc One Capital Markets, Inc., under a Distribution Agreement. That agreement was filed as an exhibit to the Post-Effective Amendment to the Form S-3 Registration Statement 333-103659 on June 12, 2003.

Cash used for MGE's financing activities increased $21.5 million for the nine months ended September 30, 2003, compared to the same period last year. This increase is primarily due to MGE's repayment of $13.5 million of short-term debt during 2003 as compared to an increase in short-term debt of $24.0 million during 2002. MGE temporarily used short-term debt for the repayment of $20 million of maturing long-term debt. Also, due to the timing of dividend payments, MGE has paid four dividends to its parent company (MGE Energy) in 2003 as compared to only three dividend payments during the first nine months of 2002. MGE paid a dividend to its parent in January 2003 instead of December 2002.

Bank lines of credit available to MGE as of September 30, 2003, were $40 million. MGE also has a letter of credit with a commercial bank established as collateral for equipment purchases that ATC will make to provide necessary system upgrades for the WCCF.

Capitalization Ratios

MGE Energy and MGE's capitalization ratios were as follows:

	MGE Energy		MGE
	Sept. 30, 2003	Dec. 31, 2002	Sept. 30, 2003	Dec. 31, 2002
Common shareholders' equity	50.4%	50.1%	56.1%	52.9%
Long-term debt*	44.7%	42.3%	43.9%	44.0%
Short-term debt	4.9%	7.6%	-	3.1%
*Includes current maturities of $5.0 million as of September 30, 2003

MGE Energy's and MGE's Capital Requirements

MGE Energy's and MGE's liquidity is primarily affected by their capital requirements. During the nine months ended September 30, 2003, capital expenditures for MGE Energy totaled $84.2 million, which included $40.7 million of capital commitments for the WCCF.

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

MGE anticipates 2003 capital expenditures will be $51.6 million. Some of the major projects include substation improvements ($5.1 million), Automated Meter Reading (AMR) project costs ($3.4 million), and upgrading its Energy Management System ($1.8 million). MGE uses its internally generated funds and short-term debt to satisfy a majority of its capital requirements. Internally generated funds exceeded the funds used for construction during this year's second quarter. For larger capital investments, MGE will issue additional long-term debt or common stock.

Below is a table of MGE's current credit ratings. MGE Energy is not yet rated because it has not issued any debt securities.

	Standard & Poor's	Moody's
First Mortgage Bonds Unsecured Medium Term Notes Commercial Paper	AA AA- A1+	Aa2 Aa3 P1

MGE's access to the capital markets, including the commercial paper market and its financing costs in those markets, is dependent on its securities' ratings. None of MGE's borrowings are subject to default or prepayment due to downgrading of securities' ratings although MGE's future interest expense may be affected by a change in those ratings.

West Campus Cogeneration Facility

MGE Energy, through its subsidiaries MGE Power, MGE Power West Campus, and MGE Construct, has assumed responsibility for the construction of a natural gas-fired cogeneration facility to be built on the UW campus. As planned, the facility can produce 20,000 tons of chilled water, 500,000 pounds per hour of steam, and approximately 150 MW of electricity. The facility will be jointly owned by the UW and MGE Power West Campus. The UW will own a controlling interest in the chilled water and steam plants, which will be used to meet the growing needs for air-conditioning and steam-heat capacity for the UW campus. MGE Power West Campus will own a controlling interest in the electric generation plant, which will be used to provide electricity to MGE's customers. MGE will lease the assets owned by MGE Power West Campus and will operate the entire facility. MGE Construct will be responsible for the construction of the facility. A PSCW order approving the issuance of a Certificate of Public Convenience and Necessity (CPCN) for the WCCF was received on October 9, 2003. The ownership, construction, and operation of the facility has received various other state approvals as well and the completion of definitive agreements including a construction agreement. Construction on the project commenced in October of 2003, and it is estimated that the project will be completed in the spring of 2005.

On November 6, 2003, Friends of Responsible Energy (FORE), un unincorporated citizen association, filed a petition with the Dane County, Wisconsin, Circuit Court seeking judicial review of various decisions made by the PSCW, the Wisconsin Department of Natural Resources, the UW, and the Wisconsin Department of Administration in connection with the WCCF. Those decisions include the grant of a CPCN by the PSCW and various environmental determinations made by the governmental parties. FORE alleges that those decisions were arbitrary, capricious, and contrary to law and seeks to have them set aside or remanded for further review. MGE Energy is not a party to the proceeding, although it expects to intervene along with MGE and MGE Power West Campus. MGE Energy believes the suit is not likely to cause any material adverse change in the WCCF or its construction schedule. Construction is proceeding on the WCCF.

MGE Energy, MGE Power West Campus, and MGE Construct have assumed certain risks related to some of the executed agreements. In the Engineering, Procurement, and Construction Agreement (EPC), MGE Power West Campus is responsible for cost overruns, MGE Construct is responsible for paying liquidated damages relating to failure to achieve Mechanical Completion and the Acceptance Test Capacity Guarantee, and MGE Energy is the guarantor of both of MGE Power West Campus' and MGE Construct's obligations under the EPC Agreement.

The facility is expected to cost approximately $180 million. On November 29, 2002, the State paid $11.9 million to MGE for its share of those costs under a September 2002 Pre-Certification Cost Sharing Agreement between MGE and the State. On December 31, 2002, MGE Power reimbursed MGE for the remainder of those costs as a part of MGE Power's assumption of the project. MGE Power has assigned its interest in the project to its wholly owned subsidiary, MGE Power West Campus. As of September 30, 2003, MGE Power, through its subsidiary MGE Power West Campus, had incurred $59.6 million of costs on the project, which is reflected as construction work in progress on MGE Energy's consolidated balance sheets. This includes the State's portion of project costs through September 30, 2003, in the amount of $18.0 million. These costs largely represent amounts paid under long lead-time equipment contracts in order to meet project schedules.

Adoption of New Accounting Principle

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations, which requires the recognition of a liability for the fair value of an asset retirement obligation in the period in which the event that triggers the liability occurs. When the liability is initially recorded, the cost of the related asset is increased and subsequently depreciated over the useful life of the asset. The liability is adjusted to its present value each period. MGE Energy and MGE adopted this statement effective January 1, 2003. MGE recognizes an offset to the accretion and depreciation expenses associated with its asset retirement obligation in the form of a regulatory asset pursuant to SFAS No. 71. MGE believes these costs will be collected through the regulatory process. See Footnote 7 for additional information.

The asset retirement obligations that were recorded relate to the cost of retiring an electric substation, a combustion turbine generating unit, wind generating facilities, and the photovoltaic generating facilities, all of which are located on land or facilities not owned by MGE. These costs were recorded as a liability with an offsetting increase to plant cost.

Regulatory Issues - Transmission

The Midwest Independent Transmission System Operator (Midwest ISO), the first Regional Transmission Organization approved by the Federal Energy Regulatory Commission (FERC), began operations in the first quarter 2002. The Midwest ISO is preparing to assume responsibility as transmission tariff settlement agent and for administration of a wholesale energy market in the Midwest which would include managing transmission congestion and prioritizing the use of the transmission system (Day 2 - Planned Implementation).

On July 25, 2003, the Midwest ISO filed a proposed Open Access Transmission and Energy Markets Tariff (TEMT) pursuant to Section 205 of the Federal Power Act. The TEMT contained the terms and conditions necessary to implement Midwest ISO's Day 2 - Planned Implementation by March 31, 2004. On October 17, 2003, the Midwest ISO filed a motion to withdraw the TEMT filing. The Midwest ISO acknowledged concerns raised by its members and FERC that the proposed TEMT did not contain key elements, including: (1) procedures for nomination and distribution of financial transmission rights; (2) an independent market monitoring and market mitigation module; or (3) a resource adequacy requirement proposal. The FERC granted the Midwest ISO's request on October 29, 2003. It is unclear at this time when Day 2 - Planned Implementation will occur. The Midwest ISO has released a revised time line.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risks

MGE Energy, Inc. (MGE Energy), through MGE, and MGE are potentially exposed to market risk associated with interest rates, commodity prices, weather, regulatory recovery, and equity returns. Neither MGE Energy nor MGE have any current exposure to foreign currency risk. MGE manages some risk exposure through risk management policies and uses derivative instruments.

Interest Rate Risk

MGE Energy and MGE manage interest rate risk by limiting their variable rate exposure and by continually monitoring the effects of market changes on interest rates. MGE is not exposed to changes in interest rates on a substantial portion of its long-term debt until that debt matures and is refinanced at market rates. MGE has $15.0 million in variable rate long-term debt outstanding as of September 30, 2003. Borrowing levels under commercial paper arrangements vary from period to period depending upon capital investments and other factors.

Commodity Price Risk

MGE Energy, through MGE, has commodity price risk exposure with respect to the price of natural gas, electricity, coal, and oil. MGE employs established policies and procedures to reduce the market risks associated with changing commodity prices, including the use of commodity and financial instruments. MGE's commodity risks are somewhat mitigated by the current ratemaking process in place for recovering electric fuel, purchased energy, and the cost of natural gas purchased for resale. MGE's current electric service rate includes a mechanism whereby fuel costs above a specified amount can be recovered from and savings above a specified amount must be refunded to its customers without initiating a new rate case, thus reducing time lags and associated risk. Under the Purchased Gas Adjustment clause authorized by the PSCW, MGE passes through to customers the cost of gas, subject to certain limited incentives.

MGE has purchased New York Mercantile Exchange (NYMEX) natural gas call options and sold NYMEX natural gas put-and-call options to reduce natural gas price volatility for its customers for the upcoming winter. MGE has also entered into over-the-counter financial floating-to-fixed price swaps and calls for the Winter Set-Price Firm Gas Sales Service pilot program. The mark-to-market derivative amounts recorded as a result of these option and swap contracts are offset with a corresponding regulatory asset or liability because these transactions are part of the Purchased Gas Adjustment clause and not subject to incentive participation.

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

In August 2003, MGE purchased a nonexchange-traded Heating Degree Day (HDD) Put Option with a strike of 5,500 HDD and sold a nonexchange-traded HDD Call Option with a strike of 5,800 HDD. The options have a net premium cost of $140,000; notional amounts of $2,500 per HDD; a maximum HDD-related receipt or payment of $1,000,000; terms covering November 1, 2003, through March 31, 2004; and financial settlements against Madison weather. If the total actual HDD as calculated under the contract is greater than 5,800, MGE will pay. If the total actual HDD is less than 5,500, MGE receives payment. For the contract period, MGE's average gas margin per HDD at risk is estimated to exceed $2,500. MGE is accounting for the HDD options using the intrinsic value method pursuant to EITF 99-2, Accounting for Weather Derivatives.

Regulatory Recovery Risk

MGE burns natural gas in several of its peak electric generation facilities as a supplemental fuel, and in many cases, the cost of purchased power is tied to the cost of natural gas. MGE bears regulatory risk for the recovery from customers of such fuel and purchased power costs when they are higher than the base rate established in its current rate structure.

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

Item 4. Controls and Procedures.

MGE Energy

During the third quarter 2003, MGE Energy, Inc.'s (MGE Energy) management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the Securities and Exchange Commission (SEC). These disclosure controls and procedures have been designed to ensure that material information relating to MGE Energy, including its subsidiaries, is made known to MGE Energy's management, including these officers, by other employees of MGE Energy and its subsidiaries, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. MGE Energy's controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met. Also, MGE Energy does not control or manage certain of its unconsolidated entities and thus, its access and ability to apply its procedures to those entities is more limited than is the case for its consolidated subsidiaries.

As of September 30, 2003, these officers concluded that MGE Energy's disclosure controls and procedures were effective to accomplish their objectives. MGE Energy intends to continually strive to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

There have been no significant changes in MGE Energy's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

MGE

During the third quarter 2003, MGE's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to MGE, including its subsidiaries, is made known to MGE's management, including these officers, by other employees of MGE, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. MGE's controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met. Also, MGE does not control or manage certain of its unconsolidated entities and thus, its access and ability to apply its procedures to those entities is more limited than is the case for its consolidated subsidiaries.

As of September 30, 2003, these officers concluded that MGE's disclosure controls and procedures were effective to accomplish their objectives. MGE intends to continually strive to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

There have been no significant changes in MGE's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II: OTHER INFORMATION

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

Item 6(b) - Reports on Form 8-K

On August 1, 2003, MGE Energy, Inc. and Madison Gas and Electric Company furnished a Current Report on Form 8-K reporting the issuance of a press release announcing MGE Energy, Inc.'s earnings for the second quarter of 2003.

On August 15, 2003, MGE Energy, Inc. filed a current report on Form 8-K reporting that it had entered into a Distribution Agreement with Banc One Capital Markets, Inc. (BOCM). Under the Distribution Agreement, MGE Energy, Inc. may offer and sell up to 1,600,000 shares of its common stock through Banc One Capital Markets, Inc., as its sales agent or as principal.

Signatures - MGE Energy, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MGE Energy, Inc.
Date: November 13, 2003	/s/ Gary J. Wolter
Chairman, President and Chief Executive Officer (Duly Authorized Officer)
Date: November 13, 2003	/s/ Terry A. Hanson
Vice President, Chief Financial Officer and Secretary (Chief Financial and Accounting Officer)

Signatures - Madison Gas and Electric Company

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Madison Gas and Electric Company
Date: November 13, 2003	/s/ Gary J. Wolter
Chairman, President and Chief Executive Officer (Duly Authorized Officer)
Date: November 13, 2003	/s/ Terry A. Hanson
Vice President, Chief Financial Officer and Secretary (Chief Financial and Accounting Officer)