Form 10-K
period 2003-12-31
MGE ENERGY INC
filed 2004-03-15
CIK 1161728

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended:

December 31, 2003

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File No.	Name of Registrant, State of Incorporation, Address of Principal Executive Offices, and Telephone No.	IRS Employer Identification No.
000-49965	MGE Energy, Inc. (a Wisconsin Corporation) 133 South Blair Street Madison, Wisconsin 53703 (608) 252-7000	39-2040501
000-1125	Madison Gas and Electric Company (a Wisconsin Corporation) 133 South Blair Street Madison, Wisconsin 53703 (608) 252-7000	39-0444025
www.mge.com and/or www.mgeenergy.com (Web sites)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

None.

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Title of Class
MGE Energy, Inc. Madison Gas and Electric Company	Common Stock, $1 Par Value Per Share Cumulative Preferred Stock, $25 Par Value Per Share

Indicate by checkmark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) have been subject to such filing requirements for the past 90 days. Yes X No

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate by checkmark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Act).

MGE Energy, Inc. Madison Gas and Electric Company	Yes X No Yes No X

The aggregate market value of the voting and nonvoting common equity held by nonaffiliates of each registrant as of June 30, 2003, was as follows:

MGE Energy, Inc.	$560,764,000
Madison Gas and Electric Company	$0

The number of shares outstanding of each registrant's common stock as of March 1, 2004, was as follows:

MGE Energy, Inc. Madison Gas and Electric Company	18,441,740 17,347,889

Documents Incorporated by Reference

Portions of MGE Energy, Inc.'s definitive proxy statement to be filed prior to April 29, 2004, relating to its annual meeting of shareholders, are incorporated by reference into Part III of this annual report on Form 10-K.

Madison Gas and Electric Company meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore omitting (i.) the information otherwise required by Item 601 of Regulation S-K relating to a list of subsidiaries of the registrant as permitted by General Instruction (I)(2)(b), (ii.) the information otherwise required by Item 6 relating to Selected Financial Data, (iii.) the information otherwise required by Item 10 relating to Directors and Executive Officers as permitted by General Instruction (I)(2)(c), (iv.) the information otherwise required by Item 11 relating to executive compensation as permitted by General Instruction (I)(2)(c), (v.) the information otherwise required by Item 12 relating to Security Ownership of Certain Beneficial Owners and Management, and (vi.) the information otherwise required by Item 13 to Certain Relationships and Related Transactions.

Table of Contents

Filing Format

Forward-Looking Statements

Where to Find More Information

Definitions

PART I.

Item 1. Business.

Item 2. Properties.

Item 3. Legal Proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

PART II.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

Item 6. Selected Financial Data.

Item 7. Management's Discussion and Analysis of Financial Condition and
Results of Operations.

Item 8. Financial Statements and Supplementary Data.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Item 9A. Controls and Procedures.

PART III.

Item 10. Directors and Executive Officers of the Registrants.

Item 11. Executive Compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Item 13. Certain Relationships and Related Transactions.

Item 14. Principal Accountant Fees and Services.

PART IV.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

Signatures - MGE Energy, Inc.

Signatures - Madison Gas and Electric Company

Filing Format

This combined Form 10-K is being filed separately by MGE Energy, Inc. (MGE Energy) and Madison Gas and Electric Company (MGE). MGE is a wholly owned subsidiary of MGE Energy and represents a substantial portion of its assets, liabilities, revenues, expenses, and operations. Thus, all information contained in this report relates to, and is filed by, MGE Energy. Information that is specifically identified in this report as relating solely to MGE Energy, such as its financial statements and information relating to its nonutility business, does not relate to, and is not filed by, MGE. MGE makes no representation as to that information.

Forward-Looking Statements

This report, and other documents filed by MGE Energy and MGE with the Securities and Exchange Commission (SEC) from time to time, contain forward-looking statements that reflect management's current assumptions and estimates regarding future performance and economic conditions--especially as they relate to future load growth, revenues, expenses, capital expenditures, financial resources, regulatory matters, and the scope and expense associated with future environmental regulation. These forward-looking statements are made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Both MGE Energy and MGE caution investors that these forward-looking statements are subject to known and unknown risks and uncertainties that may cause actual results to differ materially from those projected, expressed, or implied. Some of those risks and uncertainties include:

- Weather, which enters into the calculation of MGE's rates for service and which affects the demand for electricity and gas and the projected and actual need for electric generation capacity to serve customers.

- Economic and market conditions in MGE's service territory, which affect demand for electricity and gas and, consequently, our revenues and expenses as well as capital investment requirements to extend, improve, or reinforce the existing electricity and gas distribution systems.

- Magnitude and timing of capital expenditures, which affect capital needs, financing costs, and operating expenses.

- Regulatory environment in which we operate, which can affect the way in which we do business as well as the accounting treatment of expenses that we incur and our ability to continue carrying specified assets and liabilities on our books.

- Environmental regulation, which can affect the way in which we operate, our operating expenses, and our capital expenditures.

- Availability and cost of power supplies, which affect operating expenses and capital expenditure decisions with respect to sources of new generation.

- Completion of the West Campus Cogeneration Facility at the University of Wisconsin-Madison, which provides MGE Energy with an opportunity if construction is completed on or ahead of schedule, but exposes it to liquidated damages if construction is delayed or the facility fails to operate according to specifications.

Readers are cautioned not to place undue reliance on these forward-looking statements, which apply only as of the date of this report. MGE Energy and MGE undertake no obligation to publicly release any revision to these forward-looking statements to reflect events or circumstances after the date of this report.

Where to Find More Information

The public may read and copy any reports or other information that MGE Energy and MGE file with the SEC at the SEC's public reference room at 450 Fifth Street, NW, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. These documents are also available to the public from commercial document retrieval services, the Web site maintained by the SEC at http://www.sec.gov, MGE Energy's Web site at http://www.mgeenergy.com, and MGE's Web site at http://www.mge.com. Copies may be obtained from our Web sites free of charge.

Definitions

Abbreviations, acronyms, and definitions used in the text and notes of this report are defined below.

AFUDC	allowance for funds used during construction
AMR	automated meter reading
ANR	ANR Pipeline Company
APB	Accounting Principles Board
ATC	American Transmission Company LLC
Alliant	Alliant Energy Corporation
Blount	Blount Station
CPCN	Certificate of Public Convenience and Necessity
CO2	carbon dioxide
Columbia	Columbia Energy Center
cooling degree days	Measure of the extent to which the average daily temperature is above 65 degrees Fahrenheit, increasing demand for cooling
DNR	Wisconsin Department of Natural Resources
DOA	Wisconsin Department of Administration
DOE	U.S. Department of Energy
Dth	dekatherms
EITF	Emerging Issues Task Force
Electric Margin	electric revenues less fuel and purchased power
EPA	U.S. Environmental Protection Agency
EPC Agreement	Engineering, Procurement, and Construction Agreement
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN	Financial Interpretation No.
FTR	Financial Transmission Rights
gas margin	gas revenues less gas purchased
GCIM	gas cost incentive mechanism
interconnection agreement	Generation-Transmission Interconnection Agreement
heating degree days	Measure of the extent to which the average daily temperature is below 65 degrees Fahrenheit, increasing demand for heating
Kewaunee	Kewaunee Nuclear Power Plant
kV	kilovolt
kWh	kilowatt-hour
LMP	Locational Marginal Pricing
MACT	Maximum available control technology
MAIN	Mid-America Interconnected Network, Inc.
MAPP	Mid-Continent Area Power Pool
MGE Energy	MGE Energy, Inc.
MGE Construct	MGE Construct LLC
MGE Power West Campus	MGE Power West Campus, LLC
MGE	Madison Gas and Electric Company
MGE Power	MGE Power LLC
Midwest ISO	Midwest Independent System Operator
Moody's	Moody's Investors Service, Inc.
MW	megawatt
MWh	megawatt-hour
Nasdaq	The Nasdaq National Stock Market
NNG	Northern Natural Gas Company
NOx	nitrogen oxide
NOx SIP Call	Nitrogen oxide State Implementation Plan (federal rule 40 CFR Part 96, commonly known as the NOx SIP Call)
NRC	Nuclear Regulatory Commission
PGA clause	Purchased Gas Adjustment clause
PSCW	Public Service Commission of Wisconsin
RTC	Regional Transmission Committee
RTO	Regional Transmission Organization
S&P	Standard & Poor's Ratings Group, a division of McGraw-Hill Companies, Inc.
SAB	Staff Accounting Bulletin
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards (issued by the FASB)
SO2	sulfur dioxide
the State	State of Wisconsin
UW	University of Wisconsin at Madison
VIE	Variable Interest Entity
VOC	volatile organic compounds
WCCF	West Campus Cogeneration Facility
Working capital	current assets less current liabilities
WPSC	Wisconsin Public Service Corporation
York	York International Corporation

PART I.

Item 1. Business.

MGE Energy operates in three business segments:

- Electric utility operations--generating and distributing electricity through MGE.

- Gas utility operations--purchasing and distributing natural gas through MGE.

- Nonutility energy operations--constructing and owning new electric generating capacity through its wholly owned subsidiaries MGE Construct, MGE Power, and MGE Power West Campus.

MGE Energy became the holding company for MGE on August 12, 2002, when shareholders exchanged their shares of MGE common stock for shares of MGE Energy common stock. The share exchange had no accounting effect on MGE's recorded assets, liabilities, revenues, or expenses.

MGE's utility operations represent a substantial portion of the assets, liabilities, revenues, expenses, and operations of MGE Energy. MGE Energy's nonutility energy operations currently relate to the development of a cogeneration project on the UW-Madison campus.

MGE Energy was organized as a Wisconsin corporation in 2001. MGE was organized as a Wisconsin corporation in 1896. Their principal offices are located at 133 South Blair Street, Madison, Wisconsin 53703.

As a public utility, MGE is subject to regulation by the PSCW and the FERC. The PSCW has authority to regulate most aspects of MGE's business including rates, accounts, issuance of securities, and plant and transmission line siting. FERC has jurisdiction, under the Federal Power Act, over certain accounting practices and certain other aspects of MGE's business.

MGE is also subject to regulation under local, state, and federal laws regarding air and water quality and solid waste disposal. See "Environmental" below.

MGE's business fluctuates based on changes in weather conditions, with gas revenues generally higher during the winter months due to heating needs and electricity revenues generally higher in the summer months due to cooling needs.

Electric Utility Operations

MGE generates and distributes electricity in a service area covering the 250-square-mile area of Dane County, Wisconsin. Its service area includes the city of Madison, Wisconsin.

At December 31, 2003, MGE supplied electric service to nearly 132,000 customers, of whom 117,000 were located in the cities of Fitchburg, Madison, Middleton, and Monona and 15,000 in adjacent areas. Of the total number of customers, approximately 114,500 were residential and 17,500 were commercial and industrial. Electric revenues for 2003 were comprised of residential (35%), commercial (49%), industrial (6%), sales to public authorities including the UW (8%), and sales to other utilities and other (2%). Electric revenues for 2002 were comprised of residential (36%), commercial (48%), industrial (6%), sales to public authorities including UW (7%), and sales to other utilities and other (3%). Electric operations accounted for approximately 60%, 65%, and 61% of MGE's total 2003, 2002, and 2001 revenues, respectively.

See Item 2, Properties, for a description of MGE's electric utility plant.

MGE is a member of MAIN, a regional reliability group. MAIN members work together to utilize better reserve generating capacity and coordinate long-range system planning and day-to-day operations. MAIN seeks to maintain adequate planning reserve margins for generation in the region.

MGE is part owner of ATC, a for-profit transmission company resulting from Reliability 2000 legislation enacted in Wisconsin. Part of that legislation mandated the creation of a statewide transmission company to own the investor-owned utilities' transmission assets. ATC's purpose is to provide reliable, economic transmission service to all customers in a fair and equitable manner. ATC plans, constructs, operates, maintains, and expands transmission facilities that it owns to provide adequate and reliable transmission of power.

Effective January 1, 2001, MGE transferred all of its electric utility transmission assets to ATC in exchange for an ownership interest. ATC is owned and governed by the utilities that contributed facilities or capital in accordance with Wisconsin Act 9. At December 31, 2003, MGE has approximately a 5% ownership interest in ATC. ATC is regulated by FERC for all rate terms and conditions of service and is a transmission-owning member of the Midwest ISO. MGE is a nontransmission-owning member of the Midwest ISO.

On February 1, 2002, MGE started taking network transmission service from the Midwest ISO. Midwest ISO is a nonprofit RTO approved by FERC. The Midwest ISO is responsible for monitoring the electric transmission system that delivers power from generating plants to wholesale power transmitters. Its role is to ensure equal access to the transmission system and to maintain or improve electric system reliability in the Midwest.

In connection with its role as a FERC-approved RTO, the Midwest ISO is in the process of developing a bid-based energy market, which is currently proposed to be implemented on December 1, 2004. In connection with the development of this energy market, the Midwest ISO is developing a market-based platform for valuing transmission congestion premised upon the LMP system that has been implemented in certain states. It is expected that the LMP system will include the ability to mitigate or eliminate congestion costs through the use of FTRs. The Midwest ISO will initially allocate FTRs, and it is anticipated that the FTRs will be available through an auction-based system run by the Midwest ISO. It is unknown at this time the quantity of FTRs that will be allocated by the Midwest ISO or what the financial impact of the LMP congestion pricing system might have on MGE.

Fuel supply and generation

MGE's net kWh requirements for 2003 were provided from the following sources: 61% from fossil-fueled steam plants, 38% from power purchases, and 1% from a combination of wind turbines, diesel generators, and combustion turbines. Sources used depended on generating unit availability, weather, and customer demand.

MGE has a 22% ownership interest in two 512-MW coal-burning units at Columbia. The coal inventory supply for the units decreased from 46 days on December 31, 2002, to 45 days on December 31, 2003. The co-owners' current goal is to maintain approximately a 35-day inventory. The units burn low-sulfur coal obtained (pursuant to long-term contracts) from the Powder River Basin coal fields located in Wyoming and Montana.

Gas Utility Operations

MGE transports and distributes natural gas in a service area covering 1,375 square miles in seven south-central Wisconsin counties. Its service area includes the city of Madison, Wisconsin.

On December 31, 2003, MGE supplied natural gas service to more than 129,000 customers in the cities of Elroy, Fitchburg, Lodi, Madison, Middleton, Monona, Prairie du Chien, Verona, and Viroqua; 24 villages; and all or parts of 46 townships. Gas revenues for 2003 were comprised of residential (58%), commercial (37%), industrial (2%), and transportation service and other (3%). Gas revenues for 2002 were comprised of residential (58%), commercial (37%), industrial (1%), and transportation service and other (4%). Gas operations accounted for approximately 40%, 35%, and 39% of MGE's total 2003, 2002, and 2001 revenues, respectively.

MGE can curtail gas deliveries to its interruptible customers. Approximately 4% of gas sold in 2003 was to interruptible customers.

Gas supply

MGE has physical interconnections with ANR and NNG. MGE's primary service territory, which includes Madison and the surrounding area, receives deliveries at one NNG and four ANR gate stations. MGE also receives deliveries at NNG gate stations located in Elroy, Prairie du Chien, Viroqua, and Crawford County. Interconnections with two major pipelines provide competition in interstate pipeline service and a more reliable and economical gas supply mix, which includes gas from Canada and from the mid-continent and Gulf/offshore regions in the United States.

During the winter months, when customer demand is high, MGE is primarily concerned with meeting its obligation to firm customers. MGE meets customer demand by using firm supplies under contracts finalized before the heating season, supplies in storage (injected during the summer), and other firm supplies purchased during the winter period.

By contract, a total of 4,946,852 Dth can be injected into ANR's storage fields from April 1 through October 31. These gas supplies are then available for withdrawal during the subsequent heating season, November 1 through March 31. ANR's storage fields are located in Michigan. Using storage allows MGE to buy gas supplies during the summer season, when prices are normally lower, and withdraw these supplies during the winter season, when prices are typically higher. Storage also gives MGE more flexibility in meeting daily load fluctuations. Storage quantities were close to planned levels on December 31, 2003.

MGE's contracts for firm transportation service include winter maximum daily quantities of:

- 143,650 Dth (including 86,078 Dth of storage withdrawals) on ANR.
- 56,151 Dth on NNG.
- 2,457 Dth into Viroqua's NNG gate station.

Winter maximum daily quantities under these contracts are scheduled to increase an additional 15,000 Dth by November 2005.

Nonutility Energy Operations

MGE Energy, through subsidiaries, is seeking to develop generation sources that will assist MGE in meeting the electricity needs of its customers. It is currently engaged in the construction of a cogeneration facility on the UW-Madison campus and, with MGE, is examining other potential sources of electricity including new coal-fired plants through an initiative known as Power the Future as well as renewable forms of energy.

Decisions on the type of energy source and its size, timing, ownership, and financing depend upon a number of factors including the growth of customer demand in MGE's service area and surrounding areas, the effectiveness of customer demand management efforts, the costs and availability of alternative power sources, the availability of transmission capacity, issues associated with siting power generation sources, available financing and ownership structures, regulatory treatment and recovery, construction lead times and risks, and other factors. The decisions tend to involve long time horizons due to the lead time involved in siting and constructing new generation sources and the associated transmission infrastructure.

Power the Future Generation

On February 23, 2001, MGE secured an option to own a portion of the advanced technology, coal-fired, base-load generation proposed in We Energies' Power the Future plan. The plan included three new 600-MW coal-fired plants, which would be located in Wisconsin. On November 11, 2003, a PSCW order approved issuing a CPCN for We Energies' proposal for two of the coal facilities. Pursuant to an amended agreement reached on January 31, 2003, MGE has the option to acquire an undivided 8.33% (16.66% under certain conditions) ownership interest in each of the proposed coal plants or up to approximately 50 MW per unit. If the options on Units 1 and 2 are fully exercised, MGE Energy's share of capital costs is estimated to be $175 million. Unit 1 is expected to begin operating in 2009, and Unit 2 is scheduled to begin operating in 2010. MGE has filed its own Certificate of Authority with the PSCW for the coal facilities and a proposed lease structure with an MGE Energy affiliate. MGE expects PSCW approval on this filing in the first half of 2004.

WCCF

MGE Energy has undertaken, through MGE Construct, the construction of a chilled-water, steam, and electric generation facility on the UW-Madison campus. When completed in the spring of 2005, the facility will have the capacity to produce 20,000 tons of chilled water, 500,000 pounds per hour of steam, and approximately 150 MW of electricity. It will be jointly owned by the State, the UW, and MGE Power West Campus. MGE Power West Campus' share will be leased and the entire facility will be operated by MGE. The State and the UW will own a controlling interest in the chilled-water and steam plants in accordance with the EPC Agreement, which will be used to meet the UW's growing need for air-conditioning and steam-heat capacity. MGE Power West Campus will own a controlling interest in the electric generation plant, which will provide electricity for MGE's customers.

MGE Energy, MGE Power West Campus, and MGE Construct have assumed certain risks related to some of the executed agreements. In the EPC Agreement, MGE Power West Campus is responsible for cost overruns and MGE Construct is responsible for the construction process of the entire facility, paying liquidated damages relating to failure to achieve the Mechanical Completion Date Guarantee and/or the Acceptance Test Capacity Guarantee. MGE Energy is the guarantor of MGE Construct's obligations under the EPC Agreement.

The cost to construct WCCF is expected to be approximately $180 million in total, of which MGE Power West Campus' portion will be $103 million. On November 20, 2003, the State paid $19.4 million to MGE Construct for its share of construction costs incurred since its last payment in November 2002. MGE Construct now bills the State monthly for its share of the cost of WCCF in accordance with the EPC Agreement. As of December 31, 2003, MGE Power West Campus had incurred $48.6 million of costs on the project, which is reflected in construction work in progress on MGE Energy's and MGE's consolidated balance sheets. These costs largely represent amounts paid under long lead-time equipment contracts in order to meet project schedules.

Environmental

MGE is subject to local, state, and federal regulations concerning air quality, water quality, and solid waste disposal. Those regulations affect the manner in which MGE conducts its operations, the costs of those operations, as well as some capital and operating expenditures. It can also affect the siting, timing, and cost of new projects or other significant actions affecting the environment. MGE believes that it has met the requirements of current environmental regulations. MGE is not able to predict the direction of future regulations or if compliance with any such regulations will involve additional expenditures for pollution control equipment, plant modifications, or curtailment of operations. Such actions could reduce capacity or efficiency at existing plants or delay the construction and operation of future generating facilities.

The EPA and DNR regulate pollution and environmental control matters at MGE's electric generating plants. The DNR has primary jurisdiction over air and water quality as well as solid and hazardous waste standards.

The ongoing issue of global warming could result in significant costs to reduce CO2 emissions. MGE does not yet know the amounts of these expenditures or the period of time over which they may be required.

The National Environmental Policy Act and the Wisconsin Environmental Policy Act require MGE to conduct a complete environmental review and issue a detailed environmental impact statement before obtaining necessary authorizations or permits from regulatory agencies for certain projects. This applies to any new projects, such as generating plants, or other major actions that could significantly affect the environment.

Air quality

Proposed eight-hour ozone standard. In 1997, the EPA promulgated a new eight-hour ozone ambient air-quality standard. EPA has recommended that Dane County be designated as in attainment with that eight-hour ozone standard based upon a review of preliminary monitoring data for the county. The final nonattainment designations will not be made by the EPA until later in 2004 and will be based upon final monitoring data for 2001 through 2003. That data currently shows Dane County air quality to be in attainment with the eight-hour ozone standard.

Dane County ozone levels have been increasing over time. MGE is working with the DNR and other Dane County sources to make voluntary reductions of ozone precursor emissions and prevent the county from being classified as a nonattainment area. If Dane County were classified as a nonattainment area, MGE facilities in Dane County may need to meet new limits for ozone precursor emissions.

Proposed utility MACT standards. Section 112 of the 1990 Clean Air Act Amendments requires the EPA to develop standards to control major sources of hazardous air pollutants to levels consistent with the lowest-emitting facilities in similar source categories. MGE operates several sources that may be subject to MACT standards including electric steam generating units; combustion turbines; reciprocating internal combustion engines; and industrial, commercial, and institutional boilers. All sources, except Blount and Columbia coal-fired units, are expected to be exempt from implementing additional emission-control strategies. The EPA is expected to finalize standards for electric-steam generating units in 2004. It is expected that MGE will be required to comply with new mercury limits by the current proposal date of December 2007. Complying with the MACT standards would likely increase capital expenditures and operating and maintenance expenses. Because the rules are still in the process of being developed and in the public comment stage, it is not possible to determine exactly what impact this compliance would have for MGE's generation facilities.

NOx SIP Call. On October 27, 1998, the EPA issued the "NOx SIP Call" rule that imposed a NOx emission budget for emission sources in Wisconsin. The NOx SIP Call was premised upon two theories: the downwind contribution of Wisconsin air emissions to existing one-hour ozone nonattainment areas and the downwind contribution of Wisconsin air emissions to potential future eight-hour nonattainment areas.

On March 2, 2000, the Court of Appeals for the District of Columbia held that the EPA "acted unlawfully by including Wisconsin in the [NOx] SIP Call" for purposes of the State's alleged impacts to downwind one-hour ozone nonattainment areas. However, the Court and EPA stayed that portion of the challenge concerning Wisconsin's alleged impacts on downwind, eight-hour ozone nonattainment areas. If that stay is lifted and that portion of the NOx SIP Call concerning eight-hour ozone nonattainment areas is upheld, the resulting NOx emission budget for Wisconsin could potentially affect the level of permissible NOx emissions from Blount, Columbia, and WCCF. The new NOx limits could increase capital expenditures and operating and maintenance expenses at those facilities.

Interstate Air Quality Rule. This proposed rule was introduced in December 2003 and would reduce emissions of SO2 and NOx in 29 eastern states and the District of Columbia in two phases. SO2 emissions would be reduced by 3.6 million tons in 2010 (approximately 40% below current levels) and by another 2 million tons per year when the rules are fully implemented (approximately 70% below current levels). Emissions of NOx would be cut by 1.5 million tons in 2010 (approximately 55% below current levels) and 1.8 million tons annually in 2015 (approximately 65% below current levels). The EPA is expected to finalize the rule by the end of 2005. It is expected that MGE will be required to comply with NOx and particulate limits by 2010. Complying with the rule would likely increase capital expenditures and operating and maintenance expenses at Blount and Columbia.

Columbia. In December 2000, February 2001, June 2002, and January 2003, Alliant received Requests for Information from the EPA seeking information concerning Columbia's compliance with the Clean Air Act. The requests appear to be part of an EPA initiative to assess the regulatory consequences of past investments in utility generation, energy efficiency, maintenance, and environmental protection within the utility sector. Alliant, the plant operator, has responded to all requests, but MGE has not been informed of any response from the EPA. The plant operator has not informed MGE of any definitive increase in capital expenditures or operating and maintenance expenses arising from the EPA's inquiry.

Water quality

MGE is subject to water quality regulations issued by the DNR. These regulations include categorical-effluent discharge standards and general water quality standards. The regulations limit discharges from MGE's plants into Lake Monona and other Wisconsin waters.

The categorical-effluent discharge standards require each discharger to use effluent-treatment processes equivalent to categorical "best practicable" or "best available" technologies under compliance schedules established under the Federal Water Pollution Control Act. The DNR has published categorical regulations for chemical and thermal discharges from electric-steam generating plants.

In February 2003, Columbia received a Notice of Violation from the DNR for exceeding limits in its Wisconsin Pollutant Discharge Elimination System permit. That matter has been referred to the Wisconsin Department of Justice for prosecution. In addition, the plant operator has been named in a Clean Water Act citizen suit action alleging similar violations. The Columbia plant operator has been working with the DNR to resolve the allegations raised in these proceedings. Resolving these issues may require additional capital expenditures to install and implement new treatment techniques. While it is possible that a court may impose a civil penalty in these proceedings, the operator believes it can resolve these issues in a manner that will not have a material adverse effect on the operator's financial conditions or results of operations. See Item 3, Legal Proceedings, regarding an action filed by Wisconsin Environmental Law Advocates U.A.

On February 16, 2004, EPA signed a rule establishing performance standards for cooling water intake structures at large power plants. The rule applies to structures that withdraw at least 50 million gallons per day of water and use 25% of that withdrawal for cooling. The rule will have no impact on MGE's wholly owned power plants but may impact power plants in which MGE has a partial interest.

Solid waste

MGE is listed as a potentially responsible party for a site the EPA has placed on the national priorities Superfund list. The Lenz Oil site in Lemont, Illinois, was used for storing and processing waste oil for several years. This site requires clean up under the Comprehensive Environmental Response, Compensation and Liability Act. A group of companies, including MGE, is currently working on cleaning up the site.

Management believes that its share of the final cleanup costs will not result in any materially adverse effects on MGE's operations, cash flows, or financial position. Insurance may cover a portion of the cleanup costs. Management believes that the cleanup costs not covered by insurance will be recovered in current and future rates. MGE estimates its future expense to clean up this site could range from $0.1 million to $0.2 million. At December 31, 2003, MGE accrued a $0.1 million liability for this matter.

As a result of the Blount 69-kV transmission substation expansion, coal tar-contaminated soil and debris within the excavation zone are being removed and disposed of in accordance with a DNR-approved "Removal Action Work Plan." MGE estimates cleanup costs for this site will be $1.0 million. MGE has recorded a $1.0 million liability for the cleanup of this site with an offsetting regulatory asset (deferred charge). We expect to recover cleanup costs in future rates. Carrying costs associated with the cleanup expenditures will not be recoverable.

Environmental Cooperative Agreement

On September 26, 2002, MGE and the DNR signed an Environmental Cooperative Agreement under which MGE committed to work toward superior environmental performance at its Blount plant. Among other things, the five-year agreement requires MGE to evaluate combustion efficiency improvements, enhance new pollution control on Boiler 8, increase use of alternative fuels, attempt to increase beneficial reuse of fly ash and bottom ash, study cogeneration possibilities, and upgrade MGE's environmental management system to be consistent with ISO 14001 standards. Implementing these and other actions required by the agreement will increase capital expenditures and operating and maintenance expenses over the next five years.

As part of the agreement, MGE conducted a voluntary audit of Blount's compliance with various environmental laws. The auditors identified several conformance exceptions which were addressed and disclosed pursuant to a state statute that provides for qualified civil enforcement immunity. MGE believes that it has adequately responded to the audit's findings and does not anticipate any further action by the state regulators.

Employees

As of December 31, 2003, MGE had 691 full-time employees. Of these employees, 251 are covered by a collective bargaining agreement with Local Union 2304 of the International Brotherhood of Electrical Workers and 107 are covered by a collective bargaining agreement with Local Union No. 39 of the Office and Professional Employees International Union. Both collective bargaining agreements expire on May 1, 2006.

Executive Officers of the Registrants

Executive	Title	Effective Date	Service Years as an Officer
Gary J. Wolter* Age: 49	Chairman of the Board, President and Chief Executive Officer President and Chief Executive Officer Senior Vice President - Administration and Secretary	02/01/2002 02/01/2000 05/01/1995	14
Lynn K. Hobbie** Age: 45	Senior Vice President Vice President - Marketing	02/01/2000 05/01/1996	9
Mark T. Maranger** Age: 55	Senior Vice President, MGE President and CEO, Wisconsin Fuel and Light Company	04/09/2001 1996-2001	2
James G. Bidlingmaier** Age: 57	Vice President - Admin. and Chief Information Officer Executive Director - Information Management Systems	02/01/2000 09/01/1994	4
Kristine A. Euclide** Age: 51	Vice President and General Counsel, MGE Partner in the law firm of Stafford Rosenbaum LLP Executive Assistant to County Executive of Dane County, Wisconsin, in which capacity she served as a senior policy advisor to the chief-elected official in Dane County.	11/15/2001 1982-05/1997 06/99-11/2001 05/97-05/1999	2
Terry A. Hanson* Age: 52	Vice President, Chief Financial Officer and Secretary Vice President and Chief Financial Officer Vice President - Finance	10/01/2001 05/01/2000 11/01/1997	12
Jeffrey C. Newman* Age: 41	Vice President and Treasurer Treasurer	01/01/2001 11/01/1997	6
Note: Ages, years of service, and positions as of February 1, 2004. | *Executive officer of MGE Energy and MGE **Executive officer of MGE

Item 2. Properties.

MGE's net generating capability in service at December 31, 2003, was as follows:

Plants	Location	Commercial Operation Date	Fuel	Net Capability (MW)	No. of Units
Steam plants:
Columbia	Portage, WI	1975 & 1978	Low-sulfur coal	225 (1,2,3)	2
Blount	Madison, WI	1957 & 1961	Coal/gas	97	2
		1938 & 1943	Gas	39	2
		1949	Coal/gas	22	1
		1964-1968	Gas/oil	35	4

Combustion turbines	Madison, WI Marinette, WI	1964-2000	Gas/oil	174	6

Portable generators	Madison, WI	1998-2001	Diesel	51	55

Wind turbines	Townships of Lincoln and Red River, WI	1999	Wind	2	17
Total				645
(1) Base load generation. (2) MGE's 22% share of two 512-MW units. The other owners are Alliant, which operates Columbia, and WPSC. (3) See Item 3, Legal Proceedings.

MGE sold its 17.8% ownership interest in Kewaunee to WPSC in 2001. Footnote 18 of the Notes to Consolidated Financial Statements in this report includes information regarding that sale along with a description of MGE's obligations for Kewaunee beyond the closing date. MGE exercised an option to buy electric capacity and energy from WPSC through September 23, 2003.

Major electric distribution lines and substations in service at December 31, 2003, are as follows:

	Miles
Distribution lines:	Overhead	Underground
69 kV	7	1
13.8 kV and under	960	898

Distribution:	Substations	Installed Capacity (kVA)
69-13.8 kV	23	819,000
13.8-4 kV	32	291,000

As required by Wisconsin law, MGE and other Wisconsin electric utilities transferred their electric transmission assets to ATC on January 1, 2001. MGE received an approximate 5% ownership interest in ATC in exchange for its transmission plant and related deferred taxes and deferred investment tax credits. MGE receives a return on its investment in ATC that is approximately equal to the return it would have earned by retaining its transmission facilities. A small portion of the 69-kV lines and substations has been classified as distribution assets.

Gas facilities include 2,234 miles of distribution mains.

Item 3. Legal Proceedings.

MGE Energy

On November 6, 2003, Friends of Responsible Energy (FORE), an unincorporated citizen association, filed a petition with the Dane County, Wisconsin, Circuit Court seeking judicial review of various decisions made by the PSCW, the Wisconsin Department of Natural Resources, the UW, and the Wisconsin Department of Administration in connection with the WCCF. Those decisions include the grant of a CPCN by the PSCW and various environmental determinations made by the governmental parties. FORE alleges that those decisions were arbitrary, capricious, and contrary to law and seeks to have them set aside or remanded for further review.

MGE Energy, along with MGE and MGE Power West Campus, have intervened as a party to the proceeding. MGE Energy believes the suit is not likely to cause any material adverse change in the WCCF or its construction schedule.

MGE

By letter dated October 23, 2003, the Wisconsin Environmental Law Advocates U.A. (WELA), an unincorporated, not-for-profit association, sent a Notice of Violation and Intent to File Suit under the Clean Water Act regarding alleged violations at Columbia to Alliant and to Wisconsin Power and Light (WPL), a subsidiary of Alliant, as well as to Columbia's joint owners and their parent companies. The notice is required by the Clean Water Act as a condition precedent to filing a lawsuit based on the alleged environmental law violations. The notice alleges numerous violations of the Clean Water Act and of Columbia's wastewater discharge permit. On December 16, 2003, WPL and Alliant responded to WELA that the majority of the allegations are inaccurate and of those that are accurate, the Wisconsin DNR had already begun enforcement and many of the violations have been corrected and have ceased. This notwithstanding, on December 29, 2003, WELA filed a complaint in the U.S. District Court, Western District of Wisconsin, against WPL and Alliant.

MGE does not operate Columbia and was not named as a party in the litigation. WELA communicated to WPL and Alliant that it filed the action in order to formally assert its claims in order to ensure WELA's participation in any enforcement resolution expected to be sought by the Wisconsin DNR. Although the complaint was filed, WELA indicated that it would not serve it on WPL and Alliant while good faith settlement negotiations were ongoing or unless otherwise directed by the district court.

Also see "Environmental" under Item 1, Business, for a description of several environmental proceedings involving MGE.

Item 4. Submission of Matters to a Vote of Security Holders.

MGE Energy and MGE

None.

PART II.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

MGE Energy

MGE Energy common stock is traded on Nasdaq under the symbol MGEE. On March 1, 2004, there were approximately 18,948 registered shareholders of record. The following table shows high and low sale prices for the common stock on Nasdaq for each quarter over the past two years.

	Common stock price range
	High	Low
2003
First quarter	$29.95	$25.00
Second quarter	$33.65	$26.40
Third quarter	$35.84	$28.65
Fourth quarter	$33.00	$30.26

2002*
First quarter	$29.35	$25.00
Second quarter	$28.64	$25.77
Third quarter	$30.14	$24.58
Fourth quarter	$29.75	$25.32

*On August 12, 2002, MGE Energy became the holding company for MGE following a share exchange and began trading on Nasdaq under the symbol MGEE. Prior to the share exchange, MGE traded on Nasdaq under the symbol MDSN.

MGE

As of March 1, 2004, there were outstanding 17,347,889 shares of common stock, all of which were held by MGE Energy. There is no market for shares of common stock of MGE.

Dividends

The following table sets forth MGE Energy's quarterly cash dividends paid during 2003 and 2002:

	2003				2002
(Per share)	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	1st Qtr.*	2nd Qtr.*	3rd Qtr.	4th Qtr.
MGE Energy	$0.336	$0.336	$0.338	$0.338	$0.333	$0.333	$0.336	$0.336
*The dividends for the first two quarters of 2002 were paid by MGE. As a result of the share exchange described in Part I, Item 1, the dividends for the remainder of 2002 and all of 2003 were paid by MGE Energy.

The following table sets forth MGE's quarterly cash dividends paid during 2003 and 2002:

	2003				2002
(In thousands)	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
MGE	$11,804	$5,977	$6,074	$5,830	$5,707	$5,749	$5,860	$ -

See "Liquidity and Capital Resources - Capital Requirements and Investing Activities for MGE Energy and MGE" under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for a description of restrictions applicable to dividend payments by MGE.

Item 6. Selected Financial Data.

MGE Energy
(In thousands, except per-share amounts)

	For the years ended December 31,
Summary of Operations	2003	2002	2001	2000	1999
Operating revenues:
Electric	$241,745	$224,987	$203,178	$203,176	$185,955
Gas	159,802	122,109	130,533	120,932	88,079
Total	401,547	347,096	333,711	324,108	274,034
Operating expenses	330,124	278,105	274,340	258,411	219,910
Other general taxes	11,592	10,861	10,864	10,180	9,306
Operating income	59,831	58,130	48,507	55,517	44,818
Other income	2,486	2,335	8,585	1,895	4,998
Interest expense	(11,776)	(12,545)	(13,789)	(14,305)	(12,194)
Income before taxes	50,541	47,920	43,303	43,107	37,622
Income tax provision	(19,901)	(18,727)	(15,941)	(15,752)	(13,876)
Income before cumulative effect of a change in accounting principle	30,640	29,193	27,362	27,355	23,746
Cumulative effect of a change in accounting principle, net of tax benefit of $78*	-	-	(117)	-	-
Net income	$ 30,640	$ 29,193	$ 27,245	$ 27,355	$ 23,746
Average shares outstanding	17,894	17,311	16,819	16,382	16,084
Earnings per share before cumulative effect of a change in accounting principle	$1.71	$1.69	$1.63	$1.67	$1.48
Cumulative effect of a change in accounting principle	-	-	(.01)	-	-
Basic and diluted earnings per share	$1.71	$1.69	$1.62	$1.67	$1.48
Dividends paid per share	$1.348	$1.338	$1.328	$1.318	$1.308

Assets
Electric	$445,728	$414,827	$376,568	$399,634	$345,964
Gas	165,577	151,548	144,145	135,844	126,510
Assets not allocated	56,136	52,799	39,903	52,496	38,499
Nonregulated	54,246	20,639	-	-	-
Total	$721,687	$639,813	$560,616	$587,974	$510,973

Capitalization including Short-Term Debt
Common shareholders' equity	$263,070	$227,370	$216,292	$200,312	$185,686
Long-term debt**	222,204	192,149	177,600	183,637	159,799
Short-term debt	31,680	34,298	9,500	44,000	15,750
Total Capitalization	$516,954	$453,817	$403,392	$427,949	$361,235

*The change in accounting principle in 2001 is due to MGE's adoption of SFAS No. 133.
**Includes current maturities.

Item 7. Management's Discussion and Analysis of Financial Condition and

Results of Operations.

General

MGE Energy is a holding company operating through subsidiaries in three business segments: electric utility operations, gas utility operations, and nonutility energy operations. Our principal subsidiary is MGE, which conducts our electric utility and gas utility operations. MGE generates and distributes electricity to nearly 132,000 customers in Dane County, Wisconsin, including the city of Madison, and purchases and distributes natural gas to more than 129,000 customers in the Wisconsin counties of Columbia, Crawford, Dane, Iowa, Juneau, Monroe, and Vernon. Other subsidiaries, which constitute our nonutility energy operations, have been formed to own and construct new electric generating capacity. Those subsidiaries are currently undertaking the construction of a 150-MW, electricity, steam, and chilled-water cogeneration facility on the UW-Madison campus.

We became the holding company for MGE on August 12, 2002, when MGE shareholders exchanged their shares of MGE common stock for shares of our common stock. The share exchange had no accounting effect on MGE's recorded assets, liabilities, revenues, or expenses.

MGE's electric and gas utility operations represent a substantial part of our assets, liabilities, revenues, and expenses. Our nonutility operations, relating, principally, to the development of a cogeneration project on the UW-Madison campus, are not significant at this time. Consequently, the following discussion focuses mainly on the results of operations and financial condition of MGE.

Executive Summary

In 2003, our utility operations experienced an increase in gas deliveries offset by a slight decline in electric sales due to cooler-than-normal summer weather. Operation and maintenance expenses increased due to higher employee benefit costs associated with pensions and health care, higher transmission costs, and higher distribution and maintenance costs. We also experienced lower interest costs as a result of debt refinancings that were completed in 2002 as well as the generally lower interest rates for our variable and short-term debt during 2003.

Our liquidity and capital position remained strong during 2003, although our overall debt increased as a result of a cogeneration facility that MGE Power West Campus is constructing on the UW-Madison campus. We anticipate relying on short- and long-term borrowings to support that construction and the associated capital expenditures. We also anticipate a need for additional equity capital during 2004 beyond the amounts we are able to raise through our Dividend Reinvestment and Direct Stock Purchase Plan.

Our primary focus today and for the foreseeable future is our core utility customers at MGE. MGE continues to face the challenge of providing its customers with reliable power at competitive prices. It plans to meet this challenge by building more efficient generation projects and continuing its efforts to control its operational costs. We believe it is critical to continue maintaining a strong credit standing and financial strength in MGE as well as the parent company in order to accomplish these goals.

Results of Operations

Earnings Overview - MGE Energy

In 2003, our earnings were $30.6 million, or $1.71 per share. MGE's increase in base rates to cover, in large part, rising fuel costs led to an increase in utility revenues. Electric retail sales declined slightly, but retail gas deliveries increased 6.4%. Operations and maintenance costs increased due to higher costs for employee benefits (health care, pension, etc.), transmission wheeling charges, distribution costs, and maintenance. These costs were somewhat offset by a decrease in depreciation costs, as MGE was no longer required to contribute to the decommissioning fund for Kewaunee in 2003. Also, MGE Energy benefited from lower interest costs due to refinancing a large portion of its long-term debt in 2002 and the lower interest rates on its variable rate and short-term debt in 2003.

In 2002, our earnings were $29.2 million, or $1.69 per share. MGE's 5.5% increase in electric retail sales, coupled with an increase in base rates to cover rising fuel costs, contributed to a 10.7% increase in electric revenues. Purchased power costs increased substantially. 2002 was the first full year MGE purchased 90 MW of capacity and energy to replace its share of generation lost from Kewaunee. MGE sold its interest in Kewaunee to WPSC in September 2001. As a result, MGE's operations and maintenance costs were lower in 2002. MGE's gas margin increased $4.2 million due to growth in gas deliveries.

In 2001, MGE Energy's earnings were $27.2 million, or $1.62 per share. Electric revenues remained constant despite a third-quarter pretax adjustment of approximately $4.5 million, reducing electric unbilled revenues. Electric operating income was down due to increased fuel costs, transmission wheeling expenses paid to ATC, and higher distribution expenses. Gas operating income mainly decreased because warm weather in the fourth quarter resulted in lower gas deliveries. Other income increased substantially due to MGE's equity in earnings of ATC, gains on weather hedge instruments, and lower charitable contributions. Interest expense was down due to lower interest rates and less short-term debt.

Electric Utility Operations

Electric sales and revenues

The following table compares MGE's electric retail revenues and electric kWh sales by customer class during each of the years ended December 31:

(In thousands)	Revenues			kWh Sales
	2003	2002	2001	2003	2002	2001
Residential	$ 85,164	$ 81,258	$ 71,401	800,535	839,005	771,094
Commercial	119,585	108,842	99,214	1,651,578	1,640,190	1,543,866
Industrial	14,555	12,949	13,845	299,449	296,220	314,448
Other - retail/municipal	17,975	16,585	15,271	324,188	323,380	307,132
Total retail	237,279	219,634	199,731	3,075,750	3,098,795	2,936,540
Sales for resale	5,184	2,659	1,659	106,569	59,616	69,544
Other revenues	(718)	2,694	1,788	-	-	-
Total	$241,745	$224,987	$203,178	3,182,319	3,158,411	3,006,084
Cooling degree days (normal 629)	NA	NA	NA	555	752	643

Electric operating revenues were up 7.4% and 10.7% in 2003 and 2002 due to the following:

(In millions)	2003	2002
Rate changes	$19.3	$ 8.9
Sales for resale	2.5	1.0
Volume	(1.6)	11.0
Other effects	(3.4)	0.9
Total	$16.8	$21.8

- Rates. The PSCW authorized increases in MGE's electric rates effective March 1, 2003, and January 1, 2002, to cover rising fuel costs, increased system demands, and the installation of an AMR system. Revenues in 2003 also reflect a surcharge of 2% on electric rates, effective October 24, 2002, and ending October 23, 2003, which the PSCW authorized to recover deferred costs associated with forming ATC and ongoing incremental transmission costs. See Footnote 15 of the Notes to Consolidated Financial Statements for additional information.

- Sales for resale. The change in 2003 reflects higher sales volume as the result of a contract to sell 25 MW of electric capacity to Alliant from January through August 2003. The change in 2002 was attributable to higher prices, although the volume of sales was 14.3% lower due to lower off-peak sales during the first half of that year.

- Volume. Electric retail sales were slightly lower in 2003 due to cooler-than-normal summer temperatures, as reflected in the 26.2% reduction in cooling degree days. The opposite effect was felt in 2002 when warmer-than-normal temperatures caused electric retail sales to increase 5.5%. Total cooling degree days were up 17% in 2002.

- Other effects. The other effects in 2003 reflect a fuel credit that was in effect from mid-August through year-end. In 2002, the increase was associated with a vendor settlement and a true-up for a spring 2000 outage at Kewaunee.

In 2001, MGE changed its method for incorporating unbilled consumption from prior periods into calculating amounts available for sale to customers. The revised calculation determines unbilled quantities available for sale in the current month based on the current month and the trailing two months. MGE previously brought forward the unbilled quantity from prior months, which had the effect of accumulating any underestimated line loss amounts. The three months is based on an assumption (which MGE believes is reasonable) that all electricity consumed by all classes of customers is billed within three months. MGE also determined the ratio of unbilled-to-billed sales had a sufficient relationship to include that statistic in validating results of its estimation methodology. This is in addition to the ratio between unbilled sales and accounts receivable that was previously used. See Footnote 1.c. for more information regarding the unbilled revenue estimation methodology.

Electric fuel and purchased power

In 2003, fuel used for electric generation increased $3.3 million, or 8.8%, primarily due to a rise in the cost of natural gas used at certain MGE generating plants. MGE's internal generation increased 2.5% in 2003. Purchased power expense increased $4.9 million, or 11.0%, primarily due to an increase in the cost of natural gas ($6.4 million). The average price for purchased power was $39.309 per MWh in 2003 compared to $34.210 in 2002, an increase of 14.9%. The increase in purchased power expense was partially offset by a 3.4% decrease in volume ($1.5 million) resulting from the expiration of a 90-MW purchased power agreement with WPSC in September 2003.

In 2002, fuel used for electric generation decreased $2.1 million, or 5.2%, due to the following:

- Fuel costs for MGE's electric generating units (excluding Columbia) decreased $1.5 million, or 7.3%. MGE relied less on certain generating units because higher fuel costs made it generally cheaper to buy electricity than operate those units.

- Nuclear fuel expense decreased $2.3 million, or 89.5%, since MGE sold its ownership interest in Kewaunee in 2001.

- Fuel costs for the Columbia units increased $1.7 million, or 9.5%, due to higher coal costs.

In 2002, purchased power expense increased $26.3 million, or 143.6%. MGE purchased electric capacity and energy to replace the energy generation lost from selling its ownership interest in Kewaunee and to meet expected load growth. In June 2001, MGE exercised an option to buy 90 MW of electric capacity and energy at a fixed price from WPSC from September 24, 2001, through September 23, 2003.

Electric operating expenses

Electric operating expense increased $13.3 million, or 35.4%, in 2003 and decreased $0.8 million, or 1.4%, in 2002. The following changes contributed to the net change in electric operating expenses for the indicated year:

(In millions)	2003	2002
Increased transmission costs due to growing reliance on purchased power	$ 3.5	$ 0.6
Amortization of deferred costs related to ATC's formation and incremental operating costs	2.8	-
Increased health and pension expenses due to rising health care costs and lower investment returns on plan assets	3.7	2.6
Increased outside service expenses associated with holding company formation and participation in Power the Future proposal	-	1.2
Decreased operating expenses as a result of sale of interest in Kewaunee	-	(5.3)
Increased miscellaneous distribution expenses	0.7	-
Increased regulatory expenses due to filing a CPCN for authority to build WCCF	0.6	-
Increased/(decreased) miscellaneous steam power expenses*	0.5	(0.4)
Increased miscellaneous electric operating expenses	1.5	0.5
Total electric operating expenses	$13.3	$(0.8)

*Amount for 2002 reflects a decrease of $1.1 million, or 41.9%, as a result of MGE's recovery through rates of some carrying costs for actions taken at Columbia to reduce NOx emissions, partially offset by increased expenses for Columbia of $0.7 million, or 27.8%, as a result of increased administrative and general overheads ($0.4 million) and employee pensions and benefits ($0.3 million).

Maintenance expense

In 2003, electric maintenance expense increased $3.6 million, or 30.8%. This is due to the following factors:

- Increase in maintenance of distribution assets ($2.1 million), including substation work, transformers, and overhead and underground lines. Maintenance and system upgrades help to improve the reliability of MGE's electric distribution system.

- Increase in other maintenance sources, including electric generating assets and Columbia ($1.5 million).

In 2002, electric maintenance expense was down $2.5 million, or 20.2%. This decrease is the net result of the following two factors:

- Maintenance expenses declined ($3.1 million) since MGE sold its 17.8% ownership interest in Kewaunee to WPSC.

- Maintenance expenses at Columbia increased ($0.6 million) as a result of a scheduled seven-week outage during April and May 2002.

Depreciation

Electric depreciation expense decreased $6.6 million and $6.7 million in 2003 and 2002, respectively. The decrease in 2003 reflects lower decommissioning expense ($8.2 million) as a result of the sale of Kewaunee, offset in part by $1.6 million of increased depreciation associated with an increase in electric plant assets. The decrease in 2002 reflects reduced decommissioning expense ($4.0 million), reduced depreciation due to the sale of Kewaunee ($3.4 million, see Footnote 18), and is partially offset by increased depreciation expense for the addition of electric assets ($0.7 million).

Gas Utility Operations

Gas deliveries and revenues

The following table compares MGE's gas retail revenues and gas delivered by customer class during each of the years ended December 31:

(In thousands)	Revenues			Therms delivered
	2003	2002	2001	2003	2002	2001
Residential	$ 92,472	$ 71,341	$ 75,478	97,767	91,470	82,637
Commercial/industrial	62,025	46,248	50,828	82,580	78,010	71,169
Total retail	154,497	117,589	126,306	180,347	169,480	153,806
Gas transportation	3,394	3,238	2,934	50,012	55,614	47,524
Other revenues	1,911	1,282	1,293	-	-	-
Total	$159,802	$122,109	$130,533	230,359	225,094	201,330
Heating degree days (normal 7,209)	NA	NA	NA	7,366	6,957	6,706

Gas revenues were up 30.9% in 2003 and decreased 6.5% in 2002 due to the following:

(In millions)	2003	2002
Gas costs/rates	$29.4	$(21.5)
Gas deliveries	7.5	12.9
Gas transportation	0.1	0.3
Other effects	0.7	(0.1)
Total	$37.7	$ (8.4)
Average rate per therm of residential customers	$0.95	$ 0.78

- Gas costs/rates. The PSCW authorized increases in MGE's gas rates effective March 1, 2003, and January 1, 2002, to cover increased system demands. Gas costs increased significantly in 2003 from 2002. The average rate per therm in 2003 increased 23% compared to the prior year. The reverse was true for 2002. Despite a 10.2% increase in retail gas deliveries, revenues decreased due to the decrease -in the cost of gas. See Footnote 15 of the Notes to Consolidated Financial Statements for additional information on gas base rates.

- Retail gas deliveries. The 6.4% increase in 2003 was due to colder-than-normal temperatures, as reflected in the 5.9% increase in heating degree days. The same effect was felt in 2002 when colder-than-normal temperatures caused gas deliveries to increase 10.2%. Total heating degree days were up 3.7% in 2002. The 2002 increase also reflects a full year of ownership of the Prairie du Chien-area natural gas system that was purchased on December 28, 2001, from We Energies for $3.9 million. MGE gained approximately 3,600 residential and commercial customers in southwestern Wisconsin as a result of the purchase.

- Gas transportation. The 10.1% decrease in deliveries in 2003 reflects fuel switching by customers with other fuel options, who switched due to the higher price of gas. The reverse effect was observed in 2002 as alternative fuel customers used more gas during the first half of 2002, causing a 17% increase in deliveries.

- Other effects. The other effects in 2003 reflect an increase of $0.6 million in the GCIM and other miscellaneous increases totaling $0.1 million.

Natural gas purchased

In 2003, natural gas purchased increased $30.7 million, or 41.8%, primarily due to higher wellhead prices, on average. Natural gas prices (cost per therm) increased more than 33% in 2003. A PGA clause allows MGE to pass along to customers the cost of gas, subject to certain limited incentives. The PGA is authorized by the PSCW.

In 2002, natural gas purchased decreased $12.6 million, or 14.7%, primarily due to lower wellhead prices.

Gas operating expenses

Gas operating expense increased $2.3 million, or 21.4%, in 2003 and increased $1.8 million, or 8.3%, in 2002. The following changes contributed to the net change in gas operating expense for the indicated year:

(In millions)	2003	2002
Increased health and pension expenses due to rising health care costs and lower investment returns on plan assets	$1.7	$1.4
Increased administrative and general costs	-	1.4
Decreased uncollected revenues	-	(1.3)
Increased miscellaneous gas operating expenses	0.6	0.3
Total gas operating expenses	$2.3	$1.8

Depreciation

Gas depreciation expense increased $0.6 million and $0.4 million in 2003 and 2002, respectively, as a result of additional gas plant assets.

Gas cost incentives

Under MGE's GCIM, if actual gas commodity costs are above or below a benchmark set by the PSCW, then MGE's gas sales service customers and shareholders share equally in any increased costs or savings up to $1.5 million. Any costs or savings that exceed $1.5 million will be passed on to gas sales service customers. The PSCW allows MGE to resell gas pipeline capacity reserved to meet peak demands but not needed every day to serve customers. Revenues from capacity release that exceed or fall short of PSCW-targeted levels are shared equally. In 2003, MGE shareholders benefited $0.9 million (after tax) from capacity release revenues and commodity savings under the GCIM.

The PSCW recently lowered the formula used in establishing the benchmark for gas commodity costs. Beginning February 1, 2004, the benchmark will be 99.5% of what it would have been under the prior formula. This change is intended to better reflect market conditions.

Other General Taxes

The 6.7% increase ($0.7 million) in other general taxes from 2002 to 2003 is due to an increase in MGE's license fee tax, which for any year is based on adjusted operating revenues of the prior year. The Wisconsin license fee tax is in lieu of all property taxes on utility property.

Income Taxes

The 2003 effective income tax rate increased slightly from 2002 from 39.1% to 39.4% due to constant amounts of tax credits (amortized investment tax credits and credit for electricity from wind energy) in relation to pretax income (see Footnote 9).

The increase in effective income tax rates from 2001 to 2002 (36.8% to 39.1%) is partly attributable to lower amounts of amortized tax benefits from excess deferred income taxes and deferred investment tax credit. These lower amortized tax benefits are the result of the MGE's investment in ATC and the sale of its interest in Kewaunee, both 2001 transactions. In 2002 compared to 2001, amortized excess deferred income taxes and amortized investment tax credits decreased by a total of $0.4 million.

Additionally, the state tax component of the effective income tax rate was greater in 2002 than in 2001 due to permanent differences for certain one-time intercompany transactions for state tax purposes and for costs of capital incurred in forming MGE Energy on August 12, 2002.

Other Nonoperating Items

In 2003, MGE Construct received a service fee from the State in relation to WCCF of $1.0 million. This was offset by an increase in charitable contributions of $1.2 million. Dividend and interest income increased in 2003 by $0.4 million.

In 2002, other income decreased $6.3 million, or 72.8%. The decrease in other income is attributed to the following:

- MGE transferred its qualified decommissioning fund ($65.0 million, fair market value) and nonqualified decommissioning fund ($28.1 million, fair market value) to WPSC with the sale of its 17.8% ownership interest in Kewaunee (Footnote 18). There was no impact on earnings. The lower decommissioning earnings on trust assets were offset by an equal decrease in accumulated depreciation expense. The related decrease in other income was $4.0 million.

- An increase in charitable contributions reduced other income by $1.6 million.

- In 2001, MGE received a $0.8 million pretax gain from weather hedge instruments. During 2002, MGE did not receive a similar benefit. The net effect was a $0.8 million decrease in other income in 2002.

Interest Expense

In 2003, interest expense decreased by $0.8 million, or 6.1%, due to the following factors:

- MGE refinanced a large portion of its long-term debt in 2002, helping to decrease interest expense by $0.5 million.

- Lower short-term interest rates coupled with reduced borrowing levels helped to decrease other interest expense by $0.3 million.

In 2002, interest expense decreased $1.2 million, or 9.0%, due to the following factors:

- Lower rates on MGE's $20.0 million variable rate debt (which matured on May 3, 2002) reduced interest expense by $0.7 million.

- Lower short-term debt levels in the first quarter, coupled with significantly lower interest rates, reduced other interest expense by $0.5 million.

Liquidity and Capital Resources

Cash Flows

The following summarizes cash flows for MGE Energy and MGE during 2003, 2002, and 2001:

	MGE Energy			MGE
(Thousands of dollars)	2003	2002	2001	2003	2002	2001
Cash provided by/(Used for):
Operating activities	$ 68,602	$ 56,246	$ 73,987	$ 73,162	$ 53,500	$ 73,502
Investing activities	(93,474)	(86,709)	(24,853)	(54,259)	(67,857)	(24,853)
Financing activities	26,207	30,709	(51,340)	(18,921)	14,136	(50,855)

Cash Provided by Operating Activities for MGE Energy

In 2003, cash provided by operating activities increased $12.4 million, or 22.0%. Working capital increased $6.6 million primarily due to increases in unbilled revenues ($3.1 million), stored natural gas ($5.6 million), prepayments ($3.4 million), and accounts receivable ($1.4 million). These increases in current assets were offset by higher accounts payable of $3.0 million and other current liabilities totaling $3.7 million.

Deferred income taxes increased $13.1 million in 2003 due to the impact of 50% additional bonus depreciation, which went into effect in May 2003. An increase in other noncurrent items net, of $5.2 million, also contributed to the increase in cash provided by operating activities.

In 2002, cash provided by operating activities decreased $17.7 million, or 24.0%. Working capital decreased $0.3 million primarily due to an increase in customer payables. Depreciation and other amortization expenses decreased $6.3 million, mainly because MGE sold its ownership interest in Kewaunee. Deferred income taxes for 2002 decreased $8.0 million compared to 2001. The significantly larger deferred tax expense in 2001 was due to selling Kewaunee, which resulted in reversal of temporary differences associated with the plant and decommissioning funds.

Cash Provided by Operating Activities for MGE

In 2003, cash provided by operating activities increased $19.7 million, or 36.8%. Working capital increased $3.2 million in 2003 due to a decrease in accounts receivable of $1.8 million and increases in accounts payable of $3.7 million. Other current assets, such as unbilled revenues, inventories, and prepayments, increased in total $12.1 million. Other current liabilities increased $3.6 million. Deferred income taxes increased $13.2 million in 2003, while depreciation decreased $6.0 million, due to lower decommissioning expenses. Other noncurrent items, net, increased $6.6 million, which contributed to the increase in cash provided by operating activities.

In 2002, cash provided by operating activities decreased $20.0 million. Working capital increased $2.5 million in 2002 due to an increase in accounts receivable of $11.2 million and increases in unbilled revenues and prepayments of $2.0 million each. The increases in current assets were offset by an increase in accounts payable of $6.5 million, an increase in other current liabilities of $3.9 million, and a decrease in inventories of $2.4 million. Decreases in depreciation of $6.3 million and deferred taxes of $8.0 million attributed to the decrease in operating activities. The decreases in these items was attributable to the sale of Kewaunee as discussed earlier.

Capital Requirements and Investing Activities for MGE Energy and MGE

In 2003, MGE Energy's cash used for investing activities increased $6.8 million. Capital expenditures increased $6.0 million in 2003. Utility plant additions decreased $3.4 million, while capital expenditures related to the WCCF increased $9.4 million over last year. MGE's advance to ATC in connection with the installation of equipment and system upgrades for WCCF increased $7.9 million in 2003. In 2002, MGE was still contributing to the decommissioning fund for Kewaunee.

In 2002, cash used for investing activities increased $61.8 million. Utility plant additions were up $16.2 million due to installing an AMR system, installing NOx emissions equipment at Columbia, and upgrading MGE substations to improve reliability. Capital expenditures related to WCCF totaled $18.9 million. The increase in 2002 also reflects an unfavorable comparison to 2001, in which MGE received a $15.0 million capital distribution from ATC and $15.4 million for selling its interest in Kewaunee.

The following table shows MGE Energy's and MGE's estimated capital expenditures for 2004, actual for 2003, and the three-year average for 2000 to 2002:

(In thousands) For the years ended December 31	2004 (Estimated)		2003 (Actual)		Three-Year Average (2000 to 2002)
Electric:
Production	$10,739	10.9%	$7,541	9.1%	$23,238	36.3%
Transmission	-	-	-	-	936	1.5%
Distribution and general	20,449	20.8%	27,182	32.8%	17,346	27.0%
Nuclear fuel	-	-	-	-	1,728	2.7%
Total electric	31,188	31.8%	34,723	41.9%	43,248	67.5%
Gas	8,656	8.8%	9,269	11.2%	7,590	11.8%
Common	5,456	5.5%	10,716	12.9%	7,497	11.7%
Utility plant total	45,300	46.1%	54,708	65.9%	58,335	91.0%
Nonutility (WCCF)	52,920	53.9%	28,262	34.1%	5,760	9.0%
MGE Energy total	$98,220	100.0%	$82,970	100.0%	$64,095	100.0%

MGE Energy's and MGE's liquidity are primarily affected by their construction requirements. MGE's major 2003 capital projects included substation improvements ($3.5 million), AMR project costs ($7.0 million), upgrading its energy management system ($1.6 million).

MGE Energy used funds received as dividend payments from MGE as well as short- and long-term external financing to meet its 2003 capital requirements and cash obligations, including dividend payments. External financing included short-term financing under existing lines of credit and longer-term financing through the issuance of $30 million of 5.68% senior secured notes due September 25, 2033, and the issuance of 165,000 shares of its common stock pursuant to a Distribution Agreement with Banc One Capital Markets, Inc. While dividends from MGE will remain a significant source for the cash needs of MGE Energy, MGE Energy expects that revenues from the WCCF will supplement those dividends starting in 2005 when the WCCF becomes operational. In the interim, MGE Energy expects to continue to use existing lines of credit and to issue additional long-term debt and shares of common stock, in addition to cash dividends from MGE, to meet its capital requirements and other cash obligations, including dividends.

Dividend payments by MGE to MGE Energy are subject to restrictions arising under a January 12, 2004, PSCW rate order and, to a lesser degree, MGE's First Mortgage Bonds. The PSCW order limits the amount of dividends that MGE may pay MGE Energy when its common equity ratio, calculated in the manner used in the rate proceeding, is less than 55%. Under those circumstances, MGE may not pay dividends in excess of $25.1 million plus dividends on shares issued in excess of the shares issued in the rate proceeding forecast if the proceeds are invested in MGE. MGE's common equity ratio at December 31, 2003, as determined under the calculation used in the rate proceeding, is estimated to be 55.4%. The rate proceeding calculation includes as indebtedness imputed amounts for MGE's outstanding purchase power capacity payments and other PSCW adjustments and excludes the indebtedness associated with MGE Power West Campus, which is consolidated in accordance with FIN No. 46-R into MGE's financial statements.

In addition, MGE has covenanted with the holders of its First Mortgage Bonds not to declare or pay any dividend or make any other distribution on or purchase any shares of its common stock unless, after giving effect thereto, the aggregate amount of all such dividends and distributions and all amounts applied to such purchases, after December 31, 1945, shall not exceed the earned surplus (retained earnings) accumulated subsequent to December 31, 1945. As of December 31, 2003, approximately $145 million was available for the payment of dividends under this covenant.

MGE used internally generated funds, short-term debt, and proceeds from common stock issued through MGE Energy's Dividend Reinvestment and Direct Stock Purchase Plan to satisfy most of its 2003 capital requirements and expects to do the same in 2004. For the larger capital investments, MGE would expect to finance these with additional long-term debt and capital contributions from MGE Energy.

Financing Activities and Capitalization Matters for MGE Energy and MGE

In 2003, cash provided by MGE Energy's financing activities was $26.2 million. On September 30, 2003, MGE Energy's subsidiary, MGE Power West Campus, issued $30 million in private-placement debt, increasing long-term debt and using the proceeds from this issue to pay off short-term debt. MGE Energy was temporarily financing the capital expenditures for WCCF with short-term debt. MGE refinanced $20.0 million of its 7.70%, 2028 Series, First Mortgage Bonds with lower cost debt.

Proceeds from the issuance of common stock increased $9.6 million when compared to last year. In addition to its Dividend Reinvestment and Direct Stock Purchase Plan, MGE Energy also has been selling additional shares of stock through Banc One Capital Markets, Inc., under a Distribution Agreement.

Short-term debt decreased $2.6 million in 2003. MGE Energy, through its affiliate MGE Construct, received a reimbursement of $19.4 million in November from the State for its share of the capital expenditures related to WCCF. This reimbursement was used to pay down MGE Energy's bank loan.

In 2002, MGE Energy's cash provided by financing activities was $30.7 million. Short-term debt increased $24.8 million. Two long-term debt issues occurred in the fourth quarter of 2002. A $20.0 million issue replaced the $20.0 million in debt that matured in May, which was rolled into short-term debt at that time. Another $15.0 million issue financed capital expenditures for the AMR project, which had been financed with short-term debt.

In 2003, MGE's cash used for financing activities was $18.9 million. In conformity with FIN No. 46-R, MGE includes the consolidation of MGE Power West Campus (see Footnote 2). MGE Power West Campus had $10.5 million of affiliate loans for the financing of WCCF. MGE benefited from $19.6 million in equity contributions from its parent, which was offset by $29.7 million in cash dividends paid to parent. MGE's short-term debt increased $2.0 million.

In 2002, MGE's cash provided by financing activities was $14.1 million. MGE refinanced $20.0 million of debt in 2002 and issued an additional $15.0 million in November of 2002 to help finance the AMR project.

MGE Energy's and MGE's capitalization ratios were as follows:

	MGE Energy		MGE
	2003	2002	2003	2002
Common shareholders' equity	50.9%	50.1%	52.0%	52.9%
Long-term debt*	43.0%	42.3%	44.9%	44.1%
Short-term debt	6.1%	7.6%	3.1%	3.0%
*Includes current maturities and $30 million in debt for MGE Power West Campus, which is being consolidated into MGE in accordance with FIN No. 46-R.

Below is a table of MGE's current credit ratings. MGE Energy is not rated because it has not issued any debt securities.

	Standard & Poor's	Moody's
First Mortgage Bonds	AA	Aa2
Unsecured Medium Term Notes	AA-	Aa3
Commercial paper	A1+	P1

MGE's access to the capital markets, including the commercial paper market, and its financing costs in those markets are dependent on its securities' ratings. None of MGE's borrowing is subject to default or prepayment due to downgrading of securities' ratings.

Contractual Obligations and Commercial Commitments for MGE Energy and MGE

MGE Energy's and MGE's contractual obligations as of December 31, 2003, representing cash obligations that are considered to be firm commitments, are as follows:

(In thousands)		Payment due within:			Due after
	Total	1 Year	2-3 Years	4-5 Years	5 Years
MGE:
Long-term debt	$193,500	$20,000	$ -	$45,000	$128,500
Short-term debt	15,500	15,500	-	-	-
Operating leases	8,940	1,379	1,774	1,119	4,668
Purchase obligations	208,559	31,647	57,485	49,093	70,334
ATC - capital call	3,560	3,560	-	-	-
ATC - WCCF	849	849	-	-	-
Other long-term obligations	1,216	655	561	-	-
Total MGE contractual obligations	$432,124	$73,590	$59,820	$95,212	$203,502
MGE Energy:
Long-term debt	$30,000	$ -	$ -	$ -	$30,000
Short-term debt	16,180	16,180	-	-	-
Purchase obligations-WCCF	24,934	24,934	-	-	-
Total Non-MGE contractual obligations	71,114	41,114	-	-	30,000
Total MGE Energy contractual obligations	$503,238	$114,704	$59,820	$95,212	$233,502

For additional information about:

- Long-term debt consisting of secured First Mortgage Bonds and unsecured medium-term notes, see Footnotes 13.c. The long-term debt under MGE Energy is the obligation of MGE Power West Campus. This debt is being consolidated into MGE's financials in accordance with FIN No. 46-R, see Footnote 13.d.

- Short-term debt consisting of commercial paper issued by MGE, which is supported by unused lines of credit from banks and bank loans to MGE Energy, see Footnote 14.

- Operating leases, see Footnote 16.

- Purchase obligations for MGE consist of the purchase of electricity and the purchase and transport of natural gas, see Footnote 16.

- MGE has made a commitment to ATC for an additional capital contribution.

- Commitment to advance funds to ATC for the construction of transmission equipment related to WCCF, see Footnote 17.

- Purchase obligations for MGE Energy related to contracts for equipment and services related to the construction of WCCF, see Footnote 16.f.

- Other long-term obligations are related to a special assessment for decontaminating and decommissioning of nuclear facilities, see Footnotes 3 and 18, and investment in a limited partnership.

MGE Energy's and MGE's commercial commitments as of December 31, 2003, representing commitments triggered by future events and including financing arrangements to secure obligations of MGE Energy and MGE, and guarantees by MGE, are as follows:

(In thousands)		Expiration within:			Due after
	Total	1 Year	2-3 Years	4-5 Years	5 Years
MGE:
Available lines of credit (a)	$40,000	$40,000	$ -	$ -	$ -
Bank letter of credit (b)	$ 5,000	$ 5,000	-	-	-
MGE Energy:
Available lines of credit (c)	$60,000	$60,000	-	-	-
Guarantees (d)	$ 6,130	$ 904	$1,695	$1,598	$1,933

(a) Lines of credit consisting of a 364-day credit facility to support commercial paper issuances. At December 31, 2003, there were no borrowings against the credit facility. Additionally, at December 31, 2003, there was $15.5 million of commercial paper outstanding.

(b) MGE has a letter of credit with a commercial bank established as collateral for equipment purchases that ATC will make to provide necessary system upgrades for WCCF.

(c) MGE Energy has established a $60.0 million line of credit for temporary financing of the capital commitments for WCCF and for general corporate purposes. Additionally, at December 31, 2003, MGE Energy had $16.2 million in bank loans outstanding.

(d) MGE has guaranteed repayment of certain receivables it sold to a financial institution under a Chattel Paper Agreement (see Footnote 16 of the Notes to Consolidated Financial Statements).

Other Factors

Due to the performance of the United States debt and equity markets, the value of assets held in trusts to satisfy the obligations of pension and postretirement benefit plans has decreased. These factors may also result in additional future funding requirements of the pension and postretirement benefit plans.

Business and Regulatory Environment

Electric Transmission - ATC

On January 1, 2001, MGE transferred substantially all of its electric transmission facilities to ATC in exchange for approximately a 5.0% interest in this joint venture. ATC is comprised of Wisconsin investor-owned utilities and some Wisconsin municipal utilities, cooperatives, and power supply agencies.

The PSCW authorized an electric rate surcharge of $4.5 million, or 2.0%, over a twelve-month period ended October 23, 2003, for MGE to recover deferred costs associated with ATC's formation and ongoing incremental transmission costs during 2001 and 2002.

On November 21, 2002, MGE and ATC entered into an interconnection agreement related to transmission system upgrades for WCCF. MGE issued to ATC a "Notice to Proceed for the Procurement of the Equipment" for the system upgrades. MGE has advanced funds for construction of transmission equipment and work done by ATC related to WCCF in the amounts of $9.2 million and $1.3 million in 2003 and 2002, respectively. MGE expects to advance an additional $0.8 million in 2004. MGE will be reimbursed by ATC upon completion of the project.

Kewaunee Sale

MGE sold to WPSC its 17.8% ownership interest in Kewaunee in September 2001. In exchange for a cash payment of $15.4 million, MGE transferred its net book value of utility plant ($8.2 million), net nuclear fuel ($7.9 million), inventories ($1.5 million), and other assets ($0.1 million). These assets were offset by $2.3 million owed to WPSC. On the closing date, MGE also transferred its qualified decommissioning fund ($65.0 million, fair market value) and nonqualified decommissioning fund ($28.1 million, fair market value), which decreased accumulated depreciation by an equal amount.

Under the Kewaunee sale agreement, MGE was obligated to continue collecting decommissioning costs from its customers during 2002 and to remit those amounts, net of trust investment expenses and taxes on investment income, to the WPSC nonqualified decommissioning fund, which it did on January 3, 2003. MGE has no further obligation with respect to the decommissioning of Kewaunee except as described in the next paragraph with respect to spent nuclear fuel.

The federal government is responsible for the disposition and storage of spent nuclear fuel. Federal legislation is being considered to establish an interim storage facility. Spent nuclear fuel is currently stored at Kewaunee. Minor plant modifications to the spent fuel pools completed in 2001 should ensure Kewaunee has sufficient fuel storage capacity until the end of its licensed life in 2013. MGE retained its spent fuel obligations for all fuel burned at Kewaunee for MGE's share of the generation from the opening of the plant to the closing date. WPSC took title to such fuel at the closing date.

A surcharge imposed by the National Energy Policy Act of 1992 requires nuclear power companies to fund the decontamination and decommissioning of U.S. Department of Energy facilities that process nuclear fuel. As a result, the Kewaunee co-owners are required to pay a surcharge on uranium enrichment services purchased from the federal government prior to October 23, 1992. On an inflation-adjusted basis, MGE's portion of the obligation related to Kewaunee is approximately $0.8 million at December 31, 2003. MGE is required to continue paying its portion of this annual assessment.

As allowed under the Kewaunee sale agreement, MGE exercised an option to purchase 90 MW of electric capacity and energy at a fixed price from September 24, 2001, through September 23, 2003, to help meet customers' electric needs.

Industry Restructuring in Wisconsin

Wisconsin has focused on building the infrastructure needed within the state to provide reliable electric service to customers. Wisconsin has been building new generating capacity, improving existing and adding new electric transmission lines, and continues to develop an independent electric transmission system operator. State regulators realize a competitive market cannot exist when supply is short. The PSCW will decide if or when it is appropriate for retail competition to proceed in the electric industry. MGE cannot predict what impact future PSCW actions may have on its future financial condition, cash flows, and results of operations.

Restructuring the electric industry could affect MGE's ability to continue establishing certain regulatory asset and liability amounts allowed under SFAS No. 71, Accounting for the Effects of Certain Types of Regulation. MGE is unable to predict whether any adjustments to regulatory assets and liabilities will occur in the future. However, the PSCW has recognized the need to allow recovery for commitments made under prior regulation.

Nonutility Energy Outlook

Power the Future Generation

On February 23, 2001, MGE secured an option to own a portion of the advanced technology, coal-fired, base-load generation proposed in We Energies' Power the Future plan. The plan included three new 600-MW coal-fired plants, which would be located in Wisconsin. On November 11, 2003, a PSCW order approved issuing a CPCN for We Energies' proposal for two of the coal facilities. Pursuant to an amended agreement reached on January 31, 2003, MGE has the option to acquire an undivided 8.33% (16.66% under certain conditions) ownership interest in each of the proposed coal plants or up to approximately 50 MW per unit. If the options on Units 1 and 2 are fully exercised, MGE Energy's share of capital costs is estimated to be $175 million. Unit 1 is expected to begin operating in 2009 and Unit 2 is scheduled to begin operating in 2010. MGE has filed its own Certificate of Authority with the PSCW for the coal facilities and a proposed lease structure with an MGE Energy affiliate. MGE expects PSCW approval on this filing in the first half of 2004.

WCCF

The cost to construct WCCF is expected to be approximately $180 million in total, of which MGE Power West Campus' portion will be $103 million. On November 20, 2003, the State paid $19.4 million to MGE Construct for its share of construction costs incurred since its last payment in November 2002. MGE Construct now bills the State monthly for its share of the cost of WCCF in accordance with the EPC Agreement. As of December 31, 2003, MGE Power West Campus had incurred $48.6 million of costs on the project, which is reflected in construction work in progress on MGE Energy's and MGE's consolidated balance sheets. These costs largely represent amounts paid under long lead-time equipment contracts in order to meet project schedules. In 2003, MGE Construct received a service fee of $1.0 million (pretax) from the State in relation to its role as EPC contractor for WCCF. The total fee of $5.0 million will be recognized as services are rendered and will be collected over a 22-month period.

MGE Energy, MGE Power West Campus, and MGE Construct have assumed certain risks related to some of the executed agreements. In the EPC Agreement, MGE Power West Campus is responsible for cost overruns and MGE Construct is responsible for the construction process of the entire facility, paying liquidated damages relating to failure to achieve the Mechanical Completion Date Guarantee and/or the Acceptance Test Capacity Guarantee. MGE Energy is the guarantor of MGE Construct's obligations under the EPC Agreement.

Critical Accounting Policies - MGE Energy and MGE

The preparation of financial statements in conformity with generally accepted accounting principles requires management to apply policies and make estimates and assumptions that affect results of operations and the reported amounts of assets and liabilities in the financial statements. Because of the inherent uncertainty in the nature of the matters where estimates are used, actual amounts could differ from estimated amounts. The following accounting policies represent those that management believes are particularly important to the financial statements and require the use of judgment in estimating matters that are inherently uncertain.

Unbilled Revenues

Revenues from the sale of electricity and gas to customers are generally recorded when electricity/gas is delivered to those customers. The quantity of those sales is measured by customers' meters. Due to the large volume of those meters, it is impractical to read all of them at month end. Meters are read on a systematic basis throughout the month based on established meter-reading schedules. Consequently, at the end of any month, there exists a quantity of electricity and gas that has been delivered to customers but has not been captured by the meter readings. As a result, management must estimate revenue related to electricity and gas delivered to customers between their meter read dates and the end of the period. These estimates include:

- The amount of electricity expected to be lost in the process of its transmission and distribution to customers (line loss) and the amount of electricity actually delivered to customers.

- The mix of sales between customer rate classes, which is based upon historical utilization assumptions.

During 2003, many of MGE's largest customers were shifted to a calendar month bill. As a result of this shift, the majority of these customers' electricity usage is now accounted for in the unbilled calculation. The unbilled amounts are based on actual usage billed the following month and are therefore very reliable. Due to this billing shift, MGE has seen the ratio of unbilled-to-billed electric sales climb. The ratio has settled into a range of 45% to 65%, and MGE will continue to monitor and track this range.

Pension Plans

MGE maintains qualified and nonqualified pension plans. MGE also provides health care and life insurance benefits for its retired employees. MGE's pensions are funded through an outside trust.

In addition to the market returns, various other assumptions also affect the investment returns and pension costs.

- Assumed return on assets. This assumption is the rate of return on plan assets reflecting the average rate of earnings expected on the funds invested (or to be invested) to provide for the benefits included in the projected benefit obligation. For 2003, MGE used a 9.0% assumed return on assets. This rate was set at the end of 2002. One of the approaches MGE used in determining its assumed return on assets is based on historical returns. As of December 31, 2003, the ten-year historical return was 11.3%.

- Discount rate. The discount rate for SFAS No. 87 pension cost purposes is a rate at which pension obligations could be effectively settled. MGE bases its rate on high-grade bond yields with a 25 basis point adder. This adder is based on the relatively long duration of pension plan liabilities, benefit payments that are in the form of an annuity, and the rate used has historically been at the top of the range. Moody's Aa Corporate Bond Yield was 6.01% on December 31, 2003. This approach generated a 6.25% discount rate (i.e., 6.01% + 0.25%, rounded).

- Medical trend assumptions. The health care cost trend rate is the assumed rate of increase in per-capita health care charges. For 2003, the health trend was reset to 14% with the ultimate trend of 5% reached in 2012.

Tax Provision

MGE Energy's and MGE's tax provisions, including both current and deferred components, are based on estimates, assumptions, calculations, and interpretation of tax statutes for the current and future years. Determination of current year federal and state income tax will not be settled for years.

Management regularly makes assessments of tax return outcomes relative to financial statement tax provisions and adjusts the tax provisions in the period when facts become final.

Accounting for Derivative Instruments

MGE accounts for derivative financial instruments under SFAS No. 133, Accounting for Derivatives and Hedging Activities, and SFAS No. 149, Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities. Under the provisions of SFAS No. 133, all derivatives except those qualifying for the normal purchase normal sale exception are recognized on the balance sheet at their fair value. Fair value is determined using current quoted market prices. If a contract is designated as a cash flow hedge, the change in its market value is generally deferred as a component of other comprehensive income until the transaction it is hedging is completed. Conversely, the change in the market value of a derivative not designated as a cash flow hedge is recorded in current period earnings. A cash flow hedge is a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability. To qualify as a cash flow hedge, the fair value changes in the derivative must be expected to offset 80% to 120% of the changes in fair value or cash flows of the hedged item.

In the third quarter of 2002, MGE received approval from the PSCW to establish a regulatory asset or liability for the deferral of the effects of mark-to-market accounting as required by SFAS No. 133 on contracts related to MGE's regulated operations.

Regulatory Assets/Liabilities

Regulatory assets represent costs that have been deferred to future periods when it is probable that the regulator will allow future recovery of those costs through rates. MGE bases its assessment of recovery by precedents established by the regulatory body. Regulatory liabilities represent previous collections from customers to fund future expected costs or amounts received in rates that are expected to be refunded to customers in future periods. These costs typically include deferral of energy costs, the normalization of income taxes, and the deferral of losses incurred on debt retirements. The accounting for these regulatory assets and liabilities is in accordance with the provisions of SFAS No. 71.

MGE continually assesses whether the regulatory assets continue to meet the criteria for probability of future recovery. This assessment considers factors such as changes in the regulatory environment, recent rate orders to other regulated entities under the same jurisdiction, and the status of any pending or potential deregulation legislation. If future recovery of costs becomes no longer probable, the assets and liabilities would be recognized as current-period revenue or expense.

Amortization of regulatory assets is provided over the recovery period as allowed in the related regulatory agreement. It is also included in depreciation and amortization expense. The most significant regulatory assets recorded by MGE include decommissioning and decontaminating enrichment facilities, environmental costs, deferred charges related to the setup of ATC, deferred charges on the interest expense of its 2027A Series First Mortgage Bonds, deferred charges related to the effects of mark-to-market accounting as required by SFAS No. 133, and deferred charges related to tax recovery on AFUDC equity. See Footnote 6 for a listing of these assets and liabilities.

The most significant regulatory liabilities recorded by MGE include decommissioning and decontaminating enrichment facilities, deferred credits related to the accounting of deferred taxes as required by SFAS No. 109, amounts recorded for certain gas supply contracts that are considered derivatives under SFAS No. 133 but are part of the PGA clause authorized by the PSCW, and a customer fuel credit.

Adoption of Accounting Principles and Recently Issued Accounting Pronouncements - MGE Energy and MGE

SFAS No. 143

In 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 provides accounting requirements for retirement obligations associated with tangible long-lived assets. MGE Energy and MGE were required to adopt SFAS No. 143 as of January 1, 2003. Retirement obligations associated with long-lived assets included within the scope of SFAS No. 143 are those for which there is a legal obligation under existing or enacted law, statute, written or oral contract, or by legal construction under the doctrine of promissory estoppel.

Effective January 1, 2003, MGE recorded an obligation for the fair value of its legal liability for asset retirement obligations associated with removing an electric substation, a combustion turbine generating unit, wind generating facilities, and the photovoltaic generating facilities, all of which are located on property not owned by MGE and would be removed upon the ultimate end of the lease. At December 31, 2003, this liability is estimated at $1.4 million and is included in other deferred liabilities.

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

The initial liability is accreted to its present value each period. MGE defers this accretion as a regulatory asset based on its determination that these costs can be collected from customers. MGE also may have asset retirement obligations relating to various assets, such as combustion turbine generating units, small distributed generating units, aboveground and underground storage tanks, facilities located at Columbia (co-owned with Alliant and WPSC), and certain electric and gas distribution facilities. These facilities are generally located on property owned by third parties, on which MGE is permitted to operate by lease, permit, easement, license, or service agreement, but also include some facilities located on property owned by MGE. The asset retirement obligations associated with these facilities cannot be reasonably determined due to the indeterminate life of the related assets.

The pro forma asset retirement obligation MGE would have recognized as of January 1, 2002, had MGE implemented SFAS No. 143 as of that date, was approximately $1.2 million based on the information, assumptions, and interest rates as of January 1, 2003, used to determine the $1.4 million liability recognized upon initial adoption of SFAS No. 143. Because MGE's regulators are allowing these costs to be recovered in future rates, adoption of SFAS No. 143 in the first quarter of 2002 would have had no impact on net income and earnings per share of common stock. Accordingly, pro forma impacts are not presented.

The following table shows costs as of January 1, 2003, and changes to the asset retirement obligation and accumulated depreciation during the twelve months ended December 31, 2003.

(In thousands)	(a) Original Asset Retirement Obligation	(b) Accumulated Accretion	(c) (a + b) Asset Retirement Obligation	(d) Accumulated Depreciation- Related Asset
Balance, Jan. 1, 2003 (date of adoption)	$685	$596	$1,281	$148
Changes through Dec. 31, 2003	1	79	80	27
Balance, Dec. 31, 2003	$686	$675	$1,361	$175

As of December 31, 2003, MGE's regulatory asset, included in deferred charges, is the total accumulated accretion ($675,000) and accumulated depreciation ($175,000) or $850,000.

MGE made a significant reclassification related to the reporting of accumulated costs of removal that are non-SFAS No. 143 obligations. The reclass removed the costs from accumulated depreciation and recorded them as regulatory liability.

SFAS No. 146

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 is effective for transactions initiated after December 31, 2002. Adoption of this statement did not have a material impact on the consolidated financial statements.

SFAS No. 148

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. This statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. MGE Energy has no stock options as of December 31, 2003, and therefore SFAS No. 148 did not have a material impact on the consolidated financial statements.

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

SFAS No. 150

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of SFAS No. 150 as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for interim periods beginning after June 15, 2003, for financial instruments entered into or modified after May 31, 2003, except for mandatorily redeemable financial instruments of nonpublic entities which will be effective for interim periods beginning after December 15, 2003. Adoption of this statement did not have a material impact on the consolidated financial statements.

SFAS No. 132

In December 2003, the FASB issued an amended SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. This revised statement requires additional disclosures to those in the original SFAS No. 132 about the plan assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans.

FIN No. 45

In November 2002, the FASB issued FIN No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation provides the disclosures to be made by a guarantor in interim and annual financial statements about obligations under certain guarantees. The interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation.

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

MGE would be required to perform under the guarantee if the customer defaulted on its loan. The energy-related equipment installed at the customer sites is used to secure the customer loans. The length of the MGE guarantee to the financial institution varies from one to ten years depending on the term of the customer loan. Principal payments for the next five years on the loans are $0.9 million in 2004 and 2005 and $0.8 million in 2006, 2007, and 2008.

FIN No. 46

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51." In December 2003, the FASB issued the updated and final interpretation FIN No. 46-R. FIN No. 46-R requires that an equity investor in a VIE have significant equity at risk (generally a minimum of 10%, which is an increase from 3% required under the previous guidance) and hold a controlling interest, evidenced by voting rights, and absorb a majority of the entity's expected losses, receive a majority of the entity's expected returns, or both. If the equity investor is unable to evidence these characteristics, the entity that retains these ownership characteristics will be required to consolidate the VIE as the primary beneficiary. FIN No. 46 was applicable immediately to VIEs created or obtained after January 31, 2003. FIN No. 46-R was effective on December 31, 2003, for interests in entities that were previously considered special purpose entities under then existing authoritative guidance.

MGE Power West Campus is a VIE pursuant to FIN No. 46-R, as the equity investment at December 31, 2003, was not sufficient to permit the entity to finance its activities without additional support. MGE concluded a VIE relationship exists due to the long-term lease arrangement between MGE and MGE Power West Campus. MGE Power West Campus will lease all of its assets, a power plant, to MGE, pursuant to this leasing arrangement and MGE will absorb a majority of the expected losses, residual returns, or both. The VIE was consolidated into MGE as of December 31, 2003.

EITF 03-11

In July 2003, FASB issued EITF 03-11, Reporting Realized Gains and Losses on Derivative Instruments that are subject to SFAS No. 133 (Accounting for Derivative Instruments and Hedging Activities), and Not Held for Trading Purposes. This issue addresses whether realized gains and losses should be shown gross or net in the income statement, for contracts that are not held for trading purposes. This issue will not have a material impact on the consolidated financials statements.

FSP 106-1

In January 2004, the FASB issued FASB Staff Position No. FAS 106-1 (FSP 106-1), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). FSP 106-1 permits employers that sponsor postretirement benefit plans (plan sponsors) that provide prescription drug benefits to retirees to make a one-time election to defer accounting for any effects of the Act. The FSP 106-1 requires all plan sponsors to provide certain disclosures, regardless of whether they choose to account or defer accounting. FSP 106-1 is effective for annual fiscal periods ending after December 7, 2003. If deferral is elected, the deferral must remain in effect until the earlier of (1) the issuance of guidance by the FASB on how to account for the federal subsidy to be provided to plan sponsors under the Act or (2) the remeasurement of plan assets and obligations subsequent to January 31, 2004. MGE has elected to defer recognition of the Act.

SEC SAB No. 104

In December 2003, the SEC issued SAB No. 104 regarding revenue recognition. SAB No. 104 revises or rescinds portions of the interpretive guidance included in Topic 13 of the codification of Staff Accounting Bulletins to make the guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. MGE Energy and MGE will comply with the revised guidance.

Inflation

The current financial statements report operating results in terms of historical cost, but they do not evaluate the impact of inflation. Because utilities can depreciate only the historical cost of utility plant, there may not be adequate cash flows from existing plant to replace this investment. Under PSCW rate treatment, projected operating costs, including the impacts of inflation, are recovered in revenues.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk - MGE Energy and MGE.

Market Risks

MGE Energy and MGE are potentially exposed to market risk associated with interest rates, commodity prices, weather, and equity returns. MGE currently has no exposure to foreign currency risk. MGE manages some risk exposure through risk management policies and uses derivative instruments. MGE's market risk has not changed between 2003 and 2002. MGE does not enter into speculative trading transactions.

Interest Rate Risk

MGE issues commercial paper at varying interest rates for its short-term borrowings (see Footnote 14). MGE also has $15.0 million in variable rate long-term debt outstanding as of December 31, 2003. Borrowing levels under commercial paper arrangements vary from period to period depending upon capital investments and other factors. Future short-term interest expense and payments will reflect both future short-term interest rates and borrowing levels. MGE has a swap agreement with a commercial bank at a notional amount of $5.0 million, backed by MGE's commercial paper. MGE pays a fixed rate of 6.91% on the swap, which was used to replace a portion of MGE's 7.70%, 2028 Series, First Mortgage Bonds. MGE manages its interest rate risk by limiting its variable rate exposure and continually monitoring the effects of market changes on interest rates. MGE is not exposed to changes in interest rates on a substantial portion of its long-term debt until that debt matures and is refinanced at market rates. MGE records the changes in the fair market value of its commercial paper swap agreement currently in the income statement as required by SFAS No. 133 each period, which is then offset by a corresponding regulatory asset or liability in accordance with authorization received from the PSCW.

Commodity Price Risk

MGE has commodity price risk exposure with respect to the price of natural gas, electricity, coal, and oil. MGE employs established policies and procedures to reduce the market risks associated with changing commodity prices, including the use of commodity and financial instruments (see Footnote 12). MGE's commodity risks are somewhat mitigated by the current ratemaking process in place for recovering electric fuel, purchased energy, and the cost of natural gas purchased for resale. MGE's electric fuel costs are subject to fuel rules established by the PSCW, which further mitigate commodity risk. Under the fuel rules, if electric fuel costs exceed or fall below a 3.0% bandwidth set by the PSCW, MGE can apply for a fuel surcharge or may have a fuel credit to its customers. Under the PGA authorized by the PSCW, MGE passes through to customers the cost of gas, subject to certain limited incentives.

Under the fuel rules, MGE may include the costs and benefits of fuel price risk management tools implemented under a risk management plan approved by the PSCW. In 2003, the PSCW approved MGE's Electric Procurement Risk Management Program, with conditions, through December 31, 2004. No transactions have occurred under this program through December 31, 2003.

MGE has a limited number of financial gas commodity contracts. These contracts are primarily comprised of exchange-traded option contracts to manage the cost of gas and over-the-counter financial floating-to-fixed price swaps and calls for the "Winter Set-Price Firm Gas Sales Service" pilot program. The derivative amounts recorded as a result of these gas contracts are offset with a corresponding regulatory asset or liability because these transactions are part of the PGA and not subject to incentive participation.

Weather Risk

MGE's sales forecasts, used to establish rates, are set by the PSCW based upon estimated temperatures, which approximate 20-year averages. MGE's electric revenues are sensitive to the summer cooling season and, to some extent, to the winter heating season. A significant portion of MGE's gas system demand is driven by heating. MGE's gas margin (revenues less gas purchased) is collected under a combination of fixed and volumetric rates set by the PSCW based on "normal weather." As a result of weather-sensitive demand and volumetric rates, a portion of MGE's gas margin is at risk for warmer-than-normal weather. MGE may use weather derivatives, pursuant to its risk management program, to reduce the impact of weather volatility on its gas margin.

In August 2003, MGE purchased a nonexchange-traded Heating Degree Day (HDD) Put Option with a strike of 5,500 HDD and sold a nonexchange-traded HDD Call Option with a strike of 5,800 HDD. The options have a net premium cost of $0.1 million; notional amounts of $2,500 per HDD; a maximum HDD-related receipt or payment of $1.0 million; terms covering November 1, 2003, through March 31, 2004; and financial settlements against Madison weather. If the total actual HDD, as calculated under the contract, is greater than 5,800, MGE will pay. If the total actual HDD is less than 5,500, MGE receives payment. For the contract period, MGE's average gas margin per HDD at risk is estimated to exceed $2,500. MGE is accounting for the HDD options using the intrinsic value method pursuant to EITF 99-2, Accounting for Weather Derivatives. Through December 31, 2003, actual HDD were 1,984 and contract allocated HDD strikes were 2,087 and 2,201, resulting in a $0.3 million gain for MGE.

A summary of actual weather information in the utility segment's service territory during 2003, 2002, and 2001, as measured by degree days, may be found in Results of Operations.

Regulatory Recovery Risk

MGE's electric operations burn natural gas in several of its peak power plants or as a supplemental fuel at several coal-fired plants--and in many cases, the cost of purchased power is tied to the cost of natural gas. MGE bears significant regulatory risk for the recovery of such fuel and purchased power costs when they are higher than the base rate established in its current rate structure.

As noted above in Commodity Price Risk, the electric operations of MGE operate under a "fuel rules" adjustment clause for fuel and purchased power costs associated with the generation and delivery of electricity. This clause establishes a base rate for fuel and purchased power. MGE assumes the risks and benefits of variances that are within a 3.0% bandwidth. For 2003 and 2002, fuel and purchased power costs included in MGE's base fuel rates were $81.0 million and $85.1 million, respectively. In 2003 and 2002, the base fuel rates included a fuel credit in the amount of $4.0 million and $1.2 million, respectively.

Equity Price Risk

MGE currently funds its liabilities related to employee benefits through trust funds. These funds, which include investments in debt and equity securities, are managed by various investment managers. Changes in market value of these investments can have an impact on the future expenses related to these liabilities. MGE's risk of expense and annuity payments, as a result of changes in the market value of the trust funds, is mitigated in part through future rate actions by the PSCW.

Credit Risk

Credit risk is the loss that may result from counterparty nonperformance. MGE is exposed to credit risk primarily through its merchant energy business. MGE uses credit policies to manage its credit risk, which includes utilizing an established credit approval process, monitoring counterparty limits, employing credit mitigation measures such as collateral or prepayment arrangements, and using netting agreements.

Due to the possibility of extreme volatility in the prices of energy commodities and derivatives, the market value of contractual positions with individual counterparties could exceed established credit limits or collateral provided by those counterparties. If such a counterparty were then to fail to perform its obligations under its contract (for example, fail to deliver the electricity MGE originally contracted for), MGE could sustain a loss that could have a material impact on its financial results.

Additionally, if a counterparty were to default and MGE were to liquidate all contracts with that entity, MGE's credit loss would include the loss in value of mark-to-market contracts, the amount owed for settled transactions, and additional payments, if any, to settle unrealized losses on accrual contracts.

MGE is obligated to provide service to all electric and gas customers within its respective franchised territories. As a result, MGE has a broad customer base. For the year ended December 31, 2003, MGE's ten largest electric customers represented approximately 17.3% of its retail electric revenues. MGE's ten largest gas customers represented approximately 5.4% of its gas revenues. Credit risk for electric and gas is managed by MGE's credit and collection policies, which are consistent with state regulatory requirements.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Auditors

To the Board of Directors and
Shareholders of MGE Energy, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index Item 15 (a)(1) present fairly, in all material respects, the financial position of MGE Energy, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15 (a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, effective August 12, 2002, MGE Energy, Inc. became the holding company for Madison Gas and Electric Company (MGE). As a result of the formation of the holding company, an exchange of shares of MGE Energy, Inc. common stock for shares of MGE common stock occurred. The MGE Energy, Inc financial statements reflect this transaction for all periods presented.

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
February 27, 2004

Report of Independent Auditors

To the Board of Directors and
Shareholder of Madison Gas and Electric Company:

In our opinion, the consolidated financial statements listed in the accompanying index Item 15 (a)(1) present fairly, in all material respects, the financial position of Madison Gas and Electric Company and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15 (a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company adopted certain provisions of Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities - an interpretation of ARB 51 (revised December 2003)," as of December 31, 2003.

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
February 27, 2004

MGE Energy, Inc.
Consolidated Statements of Income

(In thousands, except per-share amounts)

	For the years ended December 31,
	2003	2002	2001

Operating Revenues	$401,547	$347,096	$333,711

Operating Expenses:
Fuel for electric generation	41,557	38,210	40,299
Purchased power	49,521	44,607	18,310
Natural gas purchased	104,066	73,412	86,035
Other operations and maintenance	111,636	92,514	94,037
Depreciation and amortization	23,344	29,362	35,659
Other general taxes	11,592	10,861	10,864
Total Operating Expenses	341,716	288,966	285,204
Operating Income	59,831	58,130	48,507

Other income	2,486	2,335	8,585
Interest expense	(11,776)	(12,545)	(13,789)
Income before income taxes	50,541	47,920	43,303
Income tax provision	(19,901)	(18,727)	(15,941)
Income before cumulative effect of a change in accounting principle	30,640	29,193	27,362
Cumulative effect of a change in accounting principle, net of tax benefit of $78	-	-	(117)
Net Income	$ 30,640	$ 29,193	$ 27,245

Earnings Per Share of Common Stock (basic and diluted):
Income before cumulative effect of a change in accounting principle	$1.71	$1.69	$1.63
Cumulative effect of a change in accounting principle	-	-	(.01)
Net Income	$1.71	$1.69	$1.62

Dividends paid per share of common stock	$1.35	$1.34	$1.33

Average Shares Outstanding (basic and diluted)	17,894	17,311	16,819

The accompanying notes are an integral part of the above consolidated financial statements.

MGE Energy, Inc.
Consolidated Statements of Cash Flows

(In thousands)

	For the years ended December 31,
	2003	2002	2001
Operating Activities:
Net income	$30,640	$29,193	$27,245
Items not affecting cash:
Depreciation and amortization	23,344	29,362	35,659
Deferred income taxes	13,075	3,629	11,601
Amortization of nuclear fuel	-	-	1,649
Amortization of investment tax credits	(516)	(520)	(849)
Equity in earnings in ATC	(3,687)	(3,316)	(3,345)
Cumulative effect of change in accounting principle, net of tax benefit of $78	-	-	117
Other items	(514)	(380)	(385)
Dividend income from ATC	2,640	2,714	1,630
Prepayments to ATC	5,000	(5,000)	-
Changes in working capital items:
Receivables, net	(1,438)	(11,214)	13,100
Inventories	(5,195)	2,375	(8,809)
Unbilled revenues	(3,105)	(2,053)	11,414
Prepayments	(3,368)	(2,278)	(1,813)
Accounts payable	3,044	9,399	(5,061)
Accrued interest	(193)	51	(2,602)
Other current liabilities	3,655	4,036	(1,520)
Other noncurrent items, net	5,220	248	(4,044)
Cash Provided by Operating Activities	68,602	56,246	73,987
Investing Activities:
Capital expenditures	(82,970)	(77,001)	(41,966)
Advance to ATC related to WCCF	(9,223)	(1,281)	-
Increase in nuclear decommissioning fund	-	(7,804)	(8,931)
Capital distribution from ATC	-	-	15,000
Sale of interest in nuclear plant	-	-	15,381
Purchase of gas service territory	-	(78)	(3,800)
Other	(1,281)	(545)	(537)
Cash Used for Investing Activities	(93,474)	(86,709)	(24,853)
Financing Activities:
Issuance of common stock	23,162	13,597	10,879
Cash dividends paid on common stock	(24,137)	(23,170)	(22,341)
Long-term debt maturities/redemptions	(20,000)	(20,000)	(6,075)
Issuance of long-term debt	50,000	35,000	-
Increase/(decrease) in short-term debt	(2,618)	24,798	(34,500)
Other	(200)	484	697
Cash Provided by/(Used for) Financing Activities	26,207	30,709	(51,340)
Change in Cash and Cash Equivalents:	1,335	246	(2,206)
Cash and cash equivalents at beginning of period	685	439	2,645
Cash and cash equivalents at end of period	$ 2,020	$ 685	$ 439

The accompanying notes are an integral part of the above consolidated financial statements.

MGE Energy, Inc.
Consolidated Balance Sheets

(In thousands)

	At December 31,
ASSETS	2003	2002
Current Assets:
Cash and cash equivalents	$ 2,020	$ 685
Restricted cash	3,364	2,313
Accounts receivable, less reserves of $2,735 and $2,659, respectively	37,713	36,275
Unbilled revenues	21,644	18,539
Materials and supplies, at lower of average cost or market	7,851	8,147
Fossil fuel, at lower of average cost or market	5,054	5,213
Stored natural gas, at lower of average cost or market	18,598	12,948
Prepaid taxes	14,063	10,827
Other prepayments	2,156	2,024
Total Current Assets	112,463	96,971

Deferred Charges	40,420	29,653

Property, Plant, and Equipment, Net	449,022	421,375
Construction work in progress	88,489	47,539
Nuclear decommissioning fund	-	8,782
Total Property, Plant, and Equipment	537,511	477,696

Other property and investments	31,293	35,493

Total Assets	$721,687	$639,813

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$ 20,000	$ -
Short-term debt - commercial paper	31,680	34,298
Accounts payable	35,043	31,999
Accrued interest	2,968	3,161
Other current liabilities	15,874	11,089
Total Current Liabilities	105,565	80,547

Other Credits:
Deferred income taxes	75,525	62,450
Investment tax credit - deferred	4,891	5,407
Regulatory liabilities	34,469	33,561
Other deferred liabilities	35,963	38,329
Total Other Credits	150,848	139,747

Capitalization:
Common shareholders' equity	263,070	227,370
Long-term debt	202,204	192,149
Total Capitalization	465,274	419,519

Commitments and contingencies	-	-

Total Liabilities and Capitalization	$721,687	$639,813

The accompanying notes are an integral part of the above consolidated financial statements.

MGE Energy, Inc.
Consolidated Statements of Capitalization

(In thousands)

	At December 31,
	2003	2002
Common Shareholders' Equity:
Common stock - par value $1 per share:
Authorized 50,000,000 shares
Outstanding 18,343,913 and 17,574,796 shares, respectively	$ 18,344	$ 17,575
Additional paid-in capital	168,574	146,181
Retained earnings	79,542	73,039
Accumulated other comprehensive loss	(3,390)	(9,425)
Total Common Shareholders' Equity	263,070	227,370

First Mortgage Bonds:
7.70%, 2028 Series	1,200	21,200

Other Long-Term Debt:
Variable rate, due 2004	-	15,000
6.91%, due 2004	-	5,000
7.49%, due 2007	15,000	15,000
6.02%, due 2008	30,000	30,000
4.875% 2012 Series, Industrial Development Revenue Bonds	19,300	19,300
5.875% 2034 Series, Industrial Development Revenue Bonds	28,000	28,000
6.58%, due 2012	15,000	15,000
5.26%, due 2017	20,000	20,000
7.12%, due 2032	25,000	25,000
6.12%, due 2028	20,000	-
5.68%, due 2033	30,000	-
Total Other Long-Term Debt	202,300	172,300

Unamortized discount and premium on bonds, net	(1,296)	(1,351)
Total Long-Term Debt	202,204	192,149

Total Capitalization	$465,274	$419,519

The accompanying notes are an integral part of the above consolidated financial statements.

MGE Energy, Inc.
Consolidated Statements of Common Equity and Comprehensive Income

(In thousands, except per-share amounts)

	Common Stock Shares Value		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Comprehensive Income
2001
Beginning balance - December 31, 2000	16,619	$16,619	$122,661	$62,112	$(1,080)
Net income				27,245		$27,245
Other comprehensive income/(loss):
Minimum pension liability adjustment, net of $132 tax expense					197	197
Total comprehensive income						$27,442
Common stock dividends declared ($1.33 per share)				(22,341)
Common stock issued	453	453	10,426
Ending balance - December 31, 2001	17,072	$17,072	$133,087	$ 67,016	$ (883)

2002
Net income				29,193		$29,193
Other comprehensive income/(loss):
Minimum pension liability adjustment, net of $5,727 tax benefit					(8,542)	(8,542)
Total comprehensive income						$20,651
Common stock dividends declared ($1.34 per share)				(23,170)
Common stock issued	503	503	13,094
Ending balance - December 31, 2002	17,575	$17,575	$146,181	$73,039	$(9,425)

2003
Net income				30,640		$30,640
Other comprehensive income/(loss):
Minimum pension liability adjustment, net of $4,046 tax expense					6,035	6,035
Total comprehensive income						$36,675
Common stock dividends declared ($1.35 per share)				(24,137)
Common stock issued	769	769	22,393
Ending balance - December 31, 2003	18,344	$18,344	$168,574	$79,542	$(3,390)

The accompanying notes are an integral part of the above consolidated financial statements.

Madison Gas and Electric Company
Consolidated Statements of Income

(In thousands)

	For years ended December 31,
	2003	2002	2001
Operating Revenues:
Regulated electric revenues	$241,745	$224,987	$203,178
Regulated gas revenues	159,802	122,109	130,533
Total Operating Revenues	401,547	347,096	333,711

Operating Expenses:
Fuel for electric generation	41,557	38,210	40,299
Purchased power	49,521	44,607	18,310
Natural gas purchased	104,066	73,412	86,035
Other operations and maintenance	111,254	92,499	94,037
Depreciation and amortization	23,344	29,362	35,659
Other general taxes	11,589	10,861	10,864
Income tax provision	19,094	17,573	13,836
Total Operating Expenses	360,425	306,524	299,040
Net Operating Income	41,122	40,572	34,671

Other Income and Deductions:
AFUDC - equity funds	514	380	385
Equity in earnings in ATC	3,687	3,316	3,345
Income tax provision	(463)	(889)	(2,105)
Other deductions	(3,002)	(1,421)	4,638
Total Other Income and Deductions	736	1,386	6,263
Income before interest expense and cumulative effect of a change in accounting principle	41,858	41,958	40,934

Interest Expense:
Interest on long-term debt	11,558	12,032	12,781
Other interest	201	508	1,008
AFUDC - borrowed funds	(230)	(213)	(217)
Net Interest Expense	11,529	12,327	13,572
Net income before cumulative effect of a change in accounting principle	30,329	29,631	27,362
Cumulative effect of a change in accounting principle, net of tax benefit of $78	-	-	(117)
Net Income	$ 30,329	$ 29,631	$ 27,245

The accompanying notes are an integral part of the above financial statements.

Madison Gas and Electric Company
Consolidated Statements of Cash Flows

(In thousands)

	For the years ended December 31,
Operating Activities:	2003	2002	2001
Net income	$30,329	$29,631	$27,245
Items not affecting cash:
Depreciation and amortization	23,344	29,362	35,659
Deferred income taxes	13,156	3,629	11, 601
Amortization of nuclear fuel	-	-	1,649
Amortization of investment tax credits	(516)	(520)	(849)
AFUDC - equity funds	(514)	(380)	(385)
Equity in earnings in ATC	(3,687)	(3,316)	(3,345)
Cumulative effect of change in accounting principle, net of tax benefit of $78	-	-	117
Dividend income from ATC	2,640	2,714	1,630
Prepayments to ATC	5,000	(5,000)	-
Changes in working capital items:
Receivables, net	1,838	(11,230)	13,100
Inventories	(5,195)	2,375	(8,809)
Unbilled revenues	(3,105)	(2,053)	11,414
Prepayments	(3,813)	(2,047)	(1,813)
Accounts payable	3,675	6,511	(5,546)
Accrued interest	(166)	47	(2,602)
Other current liabilities	3,592	3,923	(1,520)
Other noncurrent items, net	6,584	(146)	(4,044)
Cash Provided by Operating Activities	73,162	53,500	73,502
Investing Activities:
Capital expenditures	(43,755)	(58,149)	(41,966)
Advance to ATC related to WCCF	(9,223)	(1,281)	-
AFUDC - borrowed funds	(230)	(213)	(217)
Increase in nuclear decommissioning fund	-	(7,804)	(8,931)
Purchase of gas service territory	-	(78)	(3,800)
Capital distribution from ATC	-	-	15,000
Sale of interest in nuclear plant	-	-	15,381
Other	(1,051)	(332)	(320)
Cash Used for Investing Activities	(54,259)	(67,857)	(24,853)
Financing Activities:
Equity contributions from parent	19,606	4,497	-
Issuance of common stock	-	7,471	10,879
Cash dividends paid on common stock	-	-	(22,341)
Cash dividends paid to parent	(29,685)	(17,316)	-
Affiliate financing of WCCF	(10,542)	-	-
Long-term debt maturities/redemptions	(20,000)	(20,000)	(6,075)
Issuance of long-term debt	20,000	35,000	-
Increase/(decrease) in short-term debt	2,000	4,000	(34,500)
Other	(300)	484	1,182
Cash Provided by/(Used for) Financing Activities	(18,921)	14,136	(50,855)
Change in Cash and Cash Equivalents	(18)	(221)	(2,206)
Cash and cash equivalents at beginning of period	468	439	2,645
Cash and cash equivalents at end of period	$ 450	$ 218	$ 439

The accompanying notes are an integral part of the above financial statements.

Madison Gas and Electric Company
Consolidated Balance Sheets

(In thousands)

	At December 31,
ASSETS	2003	2002
Utility Plant (At Original Cost, In Service):
Electric	$573,326	$547,139
Gas	232,401	222,111
Gross plant in service	805,727	769,250
Less accumulated provision for depreciation	(356,705)	(347,875)
Net plant in service	449,022	421,375
Construction work in progress	88,489	28,686
Nuclear decommissioning fund	-	8,782
Total Utility Plant	537,511	458,843
Other property and investments	2,679	7,550
Investment in ATC	27,886	26,839
Total Other Property and Investments	30,565	34,389
Current Assets:
Cash and cash equivalents	450	218
Restricted cash	3,364	2,313
Accounts receivable, less reserves of $2,735 and $2,659, respectively	34,453	36,291
Unbilled revenues	21,644	18,539
Materials and supplies, at lower of average cost or market	7,851	8,147
Fossil fuel, at lower of average cost or market	5,054	5,213
Stored natural gas, at lower of average cost or market	18,598	12,948
Prepaid taxes	14,305	10,619
Other prepayments	2,128	2,001
Total Current Assets	107,847	96,289
Special billing projects	14,574	4,426
Regulatory assets	8,241	10,308
Other deferred charges	17,334	14,919
Total Assets	$716,072	$619,174
CAPITALIZATION AND LIABILITIES
Common stockholder equity	$256,819	$230,534
Long-term debt	202,204	192,149
Total Capitalization	459,023	422,683
Current Liabilities:
Long-term debt - due within one year	20,000	-
Short-term debt - commercial paper	15,500	13,500
Accounts payable	32,826	29,151
Affiliate payables	18,918	-
Accrued interest	2,967	3,157
Accrued payroll - related items	6,786	5,811
Other current liabilities	8,872	5,125
Total Current Liabilities	105,869	56,744
Other Credits:
Deferred income taxes	75,606	62,450
Investment tax credit - deferred	4,891	5,407
Regulatory liabilities	34,469	33,561
Pension liability	29,947	32,866
Other deferred liabilities	6,267	5,463
Total Other Credits	151,180	139,747
Commitments and Contingencies	-	-
Total Capitalization and Liabilities	$716,072	$619,174

The accompanying notes are an integral part of the above financial statements.

Madison Gas and Electric Company
Consolidated Capitalization Statement

(In thousands)

	At December 31,
	2003	2002
Common Shareholders' Equity
Common stock - par value $1 per share:
Authorized 50,000,000 shares
Outstanding 17,347,889 shares, respectively	$ 17,348	$ 17,348
Additional paid-in capital	164,385	144,779
Retained earnings	78,476	77,832
Accumulated other comprehensive loss	(3,390)	(9,425)
Total Common Shareholders' Equity	256,819	230,534

Redeemable Preferred Stock, Cumulative, $25 par value, 1,175,000 authorized, but unissued	-	-

First Mortgage Bonds
7.70%, 2028 Series	1,200	21,200

Other Long-Term Debt
Variable rate, due 2004	-	15,000
6.91%, due 2004	-	5,000
7.49%, due 2007	15,000	15,000
6.02%, due 2008	30,000	30,000
4.875% 2012 Series, Industrial Development Revenue Bonds	19,300	19,300
5.875% 2034 Series, Industrial Development Revenue Bonds	28,000	28,000
6.58%, due 2012	15,000	15,000
5.26%, due 2017	20,000	20,000
7.12%, due 2032	25,000	25,000
6.12%, due 2028	20,000	-
5.68%, due 2033	30,000	-
Other Long-Term Debt	202,300	172,300

Unamortized discount and premium on bonds, net	(1,296)	(1,351)
Total Long-Term Debt	202,204	192,149

Total Capitalization	$459,023	$422,683

The accompanying notes are an integral part of the above financial statements.

Madison Gas and Electric Company
Consolidated Statements of Common Equity and Comprehensive Income

(In thousands, except per-share amounts)

	Common Stock Shares Value		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Comprehensive Income
2001
Beginning balance - December 31, 2000	16,619	$16,619	$122,661	$ 62,112	$(1,080)
Net income				27,245		$27,245
Other comprehensive income/(loss):
Minimum pension liability adjustment, net of $70 tax expense					197	197
Total comprehensive income						$27,442
Common stock dividends declared				(22,341)
Common stock issued	453	453	10,426
Ending balance - December 31, 2001	17,072	$17,072	$133,087	$ 67,016	$ (883)

2002
Net income				29,631		$29,631
Other comprehensive income/(loss):
Minimum pension liability adjustment, net of $5,727 tax benefit					(8,542)	(8,542)
Total comprehensive income						$21,089
Common stock dividends declared				(17,316)
Transfer of subsidiary equity to parent				(1,499)
Common stock issued	276	276	11,692
Ending balance - December 31, 2002	17,348	$17,348	$144,779	$77,832	$(9,425)

2003
Net income				30,329		$30,329
Other comprehensive income/(loss):
Minimum pension liability adjustment, net of $4,046 tax expense					6,035	6,035
Total comprehensive income						$36,364
Common stock dividends declared				(29,685)
Capital distribution from parent			19,606
Ending balance - December 31, 2003	17,348	$17,348	$164,385	$78,476	$(3,390)

The accompanying notes are an integral part of the above financial statements.

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

This report is a combined report of MGE Energy and MGE. The notes to the consolidated financial statements that follow include consolidated MGE Energy Footnotes and certain Footnotes related to MGE.

1. Summary of Significant Accounting Policies.

a. General - MGE Energy.

On August 12, 2002, MGE Energy became the holding company for MGE as the result of the completion of an exchange of shares of MGE Energy common stock for shares of MGE common stock. The MGE Energy financial statements reflect this transaction for all periods presented. Consequently, MGE constitutes a substantial portion of all of the assets, liabilities, and results of operations of MGE Energy and is expected to continue to do so for the foreseeable future.

MGE Energy is a holding company. MGE, a wholly owned subsidiary of MGE Energy, is a regulated electric and gas utility headquartered in Madison, Wisconsin. MGE generates and distributes electricity to nearly 132,000 customers in a 250-square-mile area of Dane County. MGE also purchases and distributes natural gas to more than 129,000 customers in 1,375 square miles of service territory in seven south-central Wisconsin counties. Other wholly owned subsidiaries of MGE Energy include MGE Power, which owns 100% of MGE Power West Campus, and MGE Construct. These subsidiaries are part of our nonutility energy operations, which have been formed to construct and own new electric generation projects.

The consolidated financial statements reflect the application of certain accounting policies described in this note. All significant intercompany accounts and transactions have been eliminated in consolidation.

Accounting policies for regulated operations are in accordance with those prescribed by the regulatory authorities having jurisdiction, principally the PSCW, FERC, and SEC under the Public Utility Holding Company Act of 1935.

b. Use of Estimates - MGE Energy and MGE.

In order to prepare consolidated financial statements in conformity with generally accepted accounting principles, management must make estimates and assumptions. These estimates could affect reported amounts of assets, liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from management's estimates.

c. Revenues - MGE.

Revenues from the sale of electricity and gas to customers are generally recorded when electricity/gas is delivered to those customers. The quantity of those sales is measured by customers' meters. Due to the large volume of those meters, it is impractical to read all of them at month-end. Meters are read on a systematic basis throughout the month based on established meter-reading schedules. Consequently, at the end of any month, there exists a quantity of electricity and gas service that has been rendered but not billed. As a result, management must estimate revenue related to electricity and gas delivered to customers between their meter-read date and the end of the period.

In order to estimate unbilled revenues as of the end of a particular period, MGE performs a series of calculations based upon actual and estimated numbers and assumptions. MGE begins by calculating the amount of electricity and gas available for sale within its system during that period based upon known inputs (i.e., electricity and gas purchases from third parties, gas from storage, and MGE-generated electricity). These amounts are then adjusted to deduct the amounts actually included in customers' bills for that period.

In the case of electricity, the amount is further reduced by estimating the quantity of electricity lost in the process of transmitting and distributing it to customers. The resulting available-for-sale quantities are then allocated to various customer classes based upon historical utilization patterns for those customers. MGE applies published tariffs to determine the associated revenues. Utilization patterns are based upon assumptions regarding weather, economic conditions, and consistency of use over the period in question. Actual use can be affected by variations in those items. The resulting estimate is then compared to other available statistics, including accounts receivable and billed sales for the particular period, in order to confirm its reasonableness.

During 2003, many of MGE's largest customers were shifted to a calendar month bill. As a result of this shift, the majority of these customers' electricity usage is now accounted for in the unbilled calculation. The unbilled amounts are based on actual usage billed the following month and are therefore very reliable. Due to this billing shift, MGE has seen the ratio of unbilled-to-billed electric sales climb. The ratio has settled into a range of 45% to 65%, and MGE will continue to monitor and track this range.

Gas revenues are subject to an adjustment clause related to periodic changes in the cost of gas.

d. Income Taxes and Excise Taxes - MGE.

Under the liability method prescribed by SFAS 109, income taxes are deferred for all temporary differences between pretax financial and taxable income and between the book and tax basis of assets and liabilities using the tax rates scheduled by law to be in effect when the temporary differences reverse. Future tax benefits are recognized to the extent that realization of such benefits is more likely than not. A valuation allowance is recorded for those benefits that do not meet this criterion.

Regulation and SFAS No. 109 have resulted in a regulatory liability related to income taxes. Excess deferred income taxes result from past taxes provided at rates higher than current rates. The SFAS No. 109 regulatory liability and deferred investment tax credit reflects the revenue requirement associated with the return of these tax benefits to customers.

Investment tax credits from regulated operations are amortized over related property service lives.

Tax credits for the generation of electricity from wind are based on kWh produced and sold during the year at the current statutory tax credit rate of 1.8 cents per kWh.

MGE Energy, through its utility operations, pays a state license fee tax in lieu of property taxes on property used in utility operations. License fee tax is calculated as a percent of adjusted operating revenues of the prior year. The electric tax rate is 3.19%, and the gas tax rate is 0.97%. Estimated tax is prepaid (prepaid taxes) one year in advance of expense recognition. License fee tax expense, included in other general taxes, was $8.4 million, $7.8 million, and $7.7 million for the years ended December 31, 2003, 2002, and 2001, respectively.

Operating income taxes, including tax credits, and license fee tax are included in rates.

e. Inventories - MGE.

Inventories consist of natural gas in storage, fossil fuels, and materials and supplies. MGE values all natural gas in storage, fossil fuels, and materials and supplies using average cost.

f. Regulatory Matters - MGE.

Pursuant to SFAS No. 71, Accounting for the Effects of Certain Types of Regulation, MGE capitalizes as regulatory assets incurred costs that are expected to be recovered in future electric and natural gas rates. MGE also records as regulatory liabilities obligations to customers to refund previously collected revenue or to spend revenue collected from customers on future costs.

Electric industry restructuring could affect MGE's ability to continue establishing certain regulatory asset and liability amounts now allowed under SFAS No. 71. MGE is unable to predict whether any adjustments to regulatory assets and liabilities will occur in the future. However, the PSCW has recognized the need to allow recovery for commitments made under prior regulation.

g. Debt Issuance Costs - MGE Energy and MGE.

Premiums, discounts, and expenses incurred with the issuance of outstanding long-term debt are amortized over the life of the debt issue. Any call premiums or unamortized expenses associated with refinancing higher-cost debt obligations used to finance utility-regulated assets and operations are amortized consistent with regulatory treatment of those items.

h. Comprehensive Income - MGE.

Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to shareholders. Comprehensive income is reflected in the Consolidated Statements of Common Equity and Comprehensive Income.

i. Hedge Accounting - MGE.

Hedge accounting is applied only if the derivative reduces the risk of the underlying hedged item and is designated at inception as a hedge, with respect to the hedged item. If a derivative instrument ceased to meet the criteria for deferral, any gains or losses were recognized in income.

j. Accounting for Financial Derivatives - MGE.

MGE manages its risk exposure related to interest rates, commodity prices, and gas margin through its risk management policies and the use of various derivative instruments. MGE manages its interest rate risk by limiting its variable rate exposure through interest rate swap agreements. MGE uses various derivative contracts to manage the cost of gas for its "Winter Set-Price Firm Gas Sales Service" pilot program. MGE may use weather derivatives to reduce the impact of weather volatility on its gas margin.

k. Impairment of Long-Lived Assets - MGE.

MGE reviews plant and equipment and other property for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. MGE's policy for determining when long-lived assets are impaired is to recognize an impairment loss if the sum of the expected future cash flows (undiscounted and without interest charges) from an asset is less than the carrying amount of that asset. If an impairment loss is recognized, the amount that will be recorded will be measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. MGE believes there is no impairment of long-lived assets in accordance with SFAS No. 144 at December 31, 2003.

l. Restricted Cash - MGE

MGE has some cash accounts that are restricted to uses other than current operations, and designated for a specific purpose. MGE's restricted cash accounts relate to cash deposited for operations and capital expenditures at its joint operating plant and cash held by trustee for certain employee benefits.

m. Unbilled Receivables and Retainage Receivable Associated with the WCCF.

Unbilled receivables for MGE Construct represent actual costs incurred on behalf of the State for the construction of WCCF. The costs are billed to the State on a monthly basis pursuant to the EPC Agreement. The unbilled receivable at December 31, 2003, totaled $2.0 million and was billed to the State in January 2004.

At December 31, 2003, MGE Construct has a $1.2 million retainage receivable from the State associated with WCCF. Ten percent of all nonmajor equipment and service costs (up to $5 million) billed to the State will be retained until commercial operation of the facility pursuant to the EPC Agreement.

n. Reclassification.

Certain prior-year amounts have been reclassified for comparative purposes. The financial statements include the accounts of MGE Energy and its subsidiaries. These reclassifications did not affect consolidated net income for the years presented.

MGE made a significant reclassification related to the reporting of accumulated costs of removal, which are nonlegal retirement obligations. Previously, these costs were included as components of accumulated depreciation.

2. Basis of Consolidation - MGE.

MGE Power West Campus was created for the purpose of owning new generating assets including WCCF. These new generating assets are for the primary benefit of MGE's customers. The long-term lease arrangement between MGE and MGE Power West Campus creates a VIE relationship under FIN No. 46-R (see Footnote 20). MGE is considered the primary beneficiary to this VIE because it will absorb a majority of the entity's expected losses, residual returns, or both. Therefore, MGE Power West Campus has been consolidated into MGE in accordance with FIN No. 46-R as of December 31, 2003.

The consolidation of MGE Power West Campus resulted in an increase to construction work in progress of $48.6 million, an increase in long-term debt of $30.0 million, and affiliate payables of $18.9 million at December 31, 2003. As MGE Power West Campus had no significant operations, the consolidation of this entity by MGE did not have a material impact on the Consolidated Statements of Income for the year ended December 31, 2003.

3. Nuclear Fuel - MGE.

The 1992 National Energy Policy Act requires all utilities that have used federal enrichment facilities to pay a special assessment for decontaminating and decommissioning these facilities. This special assessment is based on past enrichment. MGE has accrued in other regulatory liabilities and deferred in deferred charges an estimated $0.8 million for its portion of the special assessment. MGE believes any additional costs will be recovered in future rates.

MGE sold its 17.8% ownership interest in Kewaunee to WPSC in September 2001 (see Footnote 18). However, it retained financial responsibility for spent nuclear fuel associated with its share of generation from Kewaunee for the period from the opening of the plant to the closing date of the sale.

4. Property, Plant, and Equipment - MGE Energy and MGE.

MGE's utility plant is stated at the original cost of construction, which includes indirect costs consisting of payroll taxes, pensions, postretirement benefits, other fringe benefits, administrative and general costs, and AFUDC.

AFUDC represents the approximate cost of debt and equity capital devoted to plant under construction. MGE presently capitalizes AFUDC at a rate of 9.97% on 50.0% of average construction work in progress. The AFUDC rate approximates MGE's cost of capital. The portion of the allowance that applies to borrowed funds is presented in the Consolidated Statements of Income as a reduction of interest expense, and equity funds is presented as other income. Although the allowance does not represent current cash income, it is recovered under the ratemaking process over the service lives of the related properties.

MGE's accounting policy for planned major maintenance projects is to expense the costs for these projects in the periods for which they are incurred.

MGE Energy's nonregulated businesses capitalize interest costs under SFAS No. 34, Capitalizing Interest Costs, for costs incurred to finance their power plant construction projects.

MGE Power West Campus calculates capitalized interest in accordance with SFAS No. 34 on construction projects for periods where financing is provided by MGE Energy through interim debt. The interest rate capitalized is based upon the monthly short-term borrowing rate MGE Energy incurs for such funds and the interest rate related to MGE Power West Campus's long-term debt.

Total capitalized interest as of December 31, 2003, related to WCCF was $1.2 million.

5. Depreciation - MGE.

Provisions at composite straight-line depreciation rates, excluding decommissioning costs, approximate the following percentages for the cost of depreciable property:

	2003	2002	2001
Electric	3.0%	2.8%	3.4%
Gas	3.3%	3.3%	3.3%

Depreciation rates are approved by the PSCW and are generally based on the estimated economic lives of property.

MGE transferred the assets of its external decommissioning trusts to external trusts of WPSC in September 2001 as part of the Kewaunee sale agreement (see Footnote 18). The agreement required MGE to continue funding its external decommissioning trust through the end of 2002 at the PSCW-authorized level of approximately $0.7 million per month. These costs were recovered from customers in rates. At the beginning of 2003, the remaining assets of the MGE external trust were transferred to the external trust of WPSC. The trusts are shown on the balance sheet in the Utility Plant section.

As required by SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, MGE's debt and equity security investments in the trusts were classified as available for sale. Gains and losses on the trusts were determined based on specific identification. Net unrealized holding gains and losses on the trusts were recorded as part of accumulated provision for depreciation.

As of December 31, 2003, the decommissioning trust had been transferred to WPSC. Realized earnings on the trusts were $0.0 million, $0.1 million, and $4.1 million for the years ended December 31, 2003, 2002, and 2001, respectively. Unrealized earnings (loss) of the trusts totaled $0 million, ($1.2 million), and $0 million at December 31, 2003, 2002, and 2001, respectively.

6. Regulatory Assets and Liabilities - MGE.

MGE's regulatory and deferred assets and liabilities consisted of the following as of December 31:

	2003		2002
(In thousands)	Assets	Liabilities	Assets	Liabilities
Decommissioning and decontamination	$ 846	$ 846	$ 1,140	$ 1,140
Environmental costs	1,825	-	767	-
Regulatory liability - SFAS No. 109	-	9,877	-	10,931
Gas supply derivatives	-	732	-	483
Non-SFAS No. 143 removal cost	-	18,247	-	17,368
Deferred charges related to ATC	340	-	3,652	-
Deferred charges related to interest - 2027A Series	810	-	844	-
Nitrogen oxide escrow	-	-	-	996
Deferred charges - SFAS No. 133	277	-	546	-
Deferred charges - tax recovery related to AFUDC equity	2,740	-	2,640	-
Regulatory liability - customer fuel credit	-	2,762	-	-
Asset retirement obligation - SFAS No. 143	850	-	-	-
Other	553	2,005	719	2,643
Total - regulatory assets/liabilities	$8,241	$34,469	$10,308	$33,561

MGE is recovering carrying costs on all regulatory assets, except for amounts expended for environmental costs.

Costs related to decommissioning and decontamination will be recovered in rates through September 2007 (see Footnotes 3 and 18).

MGE has received regulatory treatment on environmental costs including clean up of two landfill sites and a substation site. The regulators have not allowed MGE to recover carrying costs on these environmental expenditures. As of December 31, 2003, MGE has recorded $1.8 million in regulatory assets for environmental costs, including $1.1 million for accrual for estimated future site remediation and $0.7 million of deferrals for actual remediation costs incurred. MGE is currently recovering in rates some of the actual costs incurred through the first quarter of 2003 and expects to recover any additional costs in our next rate case. The actual costs are amortized over four years in our rate case.

MGE has a limited number of physical and financial gas commodity contracts that are defined as derivatives under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The derivative amounts recorded as a result of these gas contracts is offset with a corresponding regulatory asset or liability because these transactions are part of the PGA clause authorized by the PSCW and not subject to the gas cost incentive sharing mechanism. This regulatory liability will be returned in the first quarter of 2004.

In connection with the adoption of SFAS No. 143, companies are required to reclassify non-ARO removal costs as a regulatory liability, with an offsetting entry to accumulated depreciation. Under the current rate structure, these removal costs are being recovered as a component of depreciation expense.

Deferred charges in connection with the start-up of ATC and ongoing incremental transmission costs during 2001 and 2002 associated with ATC were deferred under SFAS No. 71. MGE recovered these costs from October 2002 through October 23, 2003. The PSCW has also allowed MGE to use escrow accounting for the incremental transmission costs for 2003. The escrow accounting allows the utility to true-up its actual costs incurred and reflect the amount of the true-up in its next rate case filing and amortized over that rate case period. A carrying cost component is calculated on the escrow balance.

Deferred charges on the interest expense of the 2027A Series relates to the incremental difference in the interest that MGE earned on its construction bond fund and the actual interest that MGE paid out. That incremental difference between interest earned and interest expensed is currently being amortized over the remaining life of the bonds as part of the rate recovery allowed by the PSCW.

In the third quarter of 2002, MGE received approval from the PSCW to establish a regulatory asset or liability for the deferral of the effects of mark-to-market accounting as required by SFAS No. 133 on contracts related to MGE's regulated operations. Management believes that it is the PSCW's intent to allow a utility to recover its actual costs embedded in the contract if the costs are deemed reasonable and prudent. MGE interpreted the PSCW's letter as requiring MGE to record a gain or loss from the application of SFAS No. 133 as either a regulatory asset or liability. As of December 31, 2003, MGE has recorded a regulatory asset of $0.3 million for the cumulative mark-to-market value of its derivative contracts, the commercial paper swap agreement, and the Columbia coal contract.

AFUDC equity represents the after-tax equity cost associated with utility plant construction and results in a temporary difference between the book and tax basis of such plant. Deferred income taxes are provided on this temporary difference in accordance with SFAS No. 109, Accounting for Income Taxes. It is probable under PSCW regulation that MGE will recover in future rates the future increase in taxes payable represented by the deferred income tax liability. The amounts will be recovered in rates over 28 years. Deferred charges (tax recovery related to AFUDC equity) represents the revenue requirement related to recovery of these future taxes payable, calculated at current statutory tax rates.

7. Joint Plant Ownership - MGE.

MGE and two other utilities jointly own Columbia, a coal-fired generating facility, which accounts for 35.0% (225 MW) of MGE's net generating capability. Power from this facility is shared in proportion to each company's ownership interest. MGE has a 22.0% ownership interest in Columbia. The other owners are Alliant, which operates Columbia, and WPSC. MGE's share of fuel, operating, and maintenance expenses for Columbia was $27.4 million, $26.2 million, and $23.5 million for the years ended December 31, 2003, 2002, and 2001, respectively.

Each owner provides its own financing and reflects its respective portion of facilities and operating costs in its financial statements. MGE's interest in Columbia, included in its gross utility plant in service, and the related accumulated depreciation reserves at December 31 were as follows:

(In thousands)	2003	2002
Utility plant	$ 95,594	$ 94,169
Accumulated depreciation	(60,723)	(58,147)
Net plant	$ 34,871	$ 36,022

Information regarding MGE's 2001 sale of its 17.8% ownership interest in Kewaunee to WPSC, MGE's obligations relative to Kewaunee continuing beyond the closing date, and MGE's 2001 exercise of an option to buy electric capacity and energy for a two-year period from WPSC is included in Footnote 18.

8. Statement of Cash Flows - MGE Energy and MGE.

MGE Energy and MGE considers cash equivalents to be those investments that are highly liquid with original maturity dates of less than three months.

Supplementary noncash investing items and cash paid/(received) for interest and income taxes and other noncash investing and financing items for the years ended December 31 were as follows:

(In thousands)	2003	2002	2001
Interest paid, net of amount capitalized	$12,439	$12,408	$13,551
Income taxes paid	18,279	17,223	10,347
Income taxes received	(3,159)	(759)	(570)
Noncash financing item	-	1,499	-
Noncash financing item (MGE Energy)	46,618	-	-
Noncash investing item (MGE Energy)	(46,618)	-	-

On August 16, 2002, the Board of Directors for MGE approved a resolution to dividend the ownership of two small nonregulated subsidiaries previously owned by MGE to MGE Energy. The net assets transferred approximated $1.5 million. This transfer represented a noncash transaction.

In June 2003, MGE Power assigned its assets and liabilities to MGE Power West Campus. The assets transferred represented $46.6 million of construction work in progress related to WCCF. The liabilities represented intercompany loans to finance WCCF in the amount of $46.6 million. This transfer of assets and liabilities represented a noncash transaction.

The amortization of debt issuance costs for the years ended 2003, 2002, and 2001 are included in the line item "Other noncurrent items, net" in the cash flow statement from operating activities and is not presented in a separate line as it is immaterial.

9. Income Taxes.

a. MGE Energy Income Taxes.

MGE Energy files a consolidated federal income tax return that includes the operations of all subsidiary companies. The consolidated income tax provision before cumulative effect of a change in accounting principle (2001 only) consists of the following provision (benefit) components for the years ended December 31:

(In thousands)	2003	2002	2001
Current payable:
Federal	$ 8,976	$10,677	$ 6,634
State	3,366	4,384	1,100
Net-deferred:
Federal	6,874	4,073	6,487
State	1,201	113	2,569
Amortized investment tax credits	(516)	(520)	(849)
Total income taxes	$19,901	$18,727	$15,941

MGE Energy's consolidated provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before tax provision and cumulative effect of a change in accounting principle (2001 only), as follows:

	2003	2002	2001
Statutory federal income tax rate	35.0%	35.0%	35.0%
Amortized investment tax credits	(1.0)%	(1.1)%	(2.0)%
State income taxes, net of federal benefit	5.4%	5.5%	5.0%
Credit for electricity from wind energy	(0.8)%	(0.9)%	(0.9)%
Other, individually insignificant	0.8%	0.6%	(0.3)%
Effective income tax rate	39.4%	39.1%	36.8%

The significant components of deferred tax liabilities (assets) that appear on MGE Energy's Consolidated Balance Sheets as of December 31 are as follows:

(In thousands)	2003	2002
Property-related	$ 73,395	$ 66,959
Investment in ATC	10,862	11,530
Bond transactions	2,841	2,637
Pension expense	1,742	2,798
Tax deductible prepayments	4,275	-
Other	3,276	2,390
Gross deferred income tax liabilities	96,391	86,314
Accrued expenses	(7,502)	(7,061)
Retirement benefits, other than pension	(3,909)	(2,928)
Deferred tax regulatory account	(5,927)	(6,557)
Minimum pension liability adjustment	(2,273)	(6,319)
Other	(1,623)	(1,367)
Gross deferred income tax assets	(21,234)	(24,232)
Less valuation allowance	368	368
Net deferred income tax assets	(20,866)	(23,864)
Deferred income taxes	$ 75,525	$ 62,450

The valuation allowance reduces MGE Energy's deferred tax assets for state carryforward losses to estimated realizable value due to the uncertainty of future income estimates in various state tax jurisdictions.

For tax purposes, as of December 31, 2003, MGE Energy had approximately $7.6 million of state tax net operating loss deductions that expire variously in 2011 through 2019 if unused.

b. MGE Income Taxes.

On a separate company basis, the components of MGE's tax provision are as follows for the years ended December 31:

(In thousands)	2003	2002	2001
Current payable:
Federal	$ 8,747	$10,877	$ 6,634
State	3,191	3,919	1,100
Net-deferred:
Federal	6,922	4,073	6,487
State	1,213	113	2,569
Amortized investment tax credits	(516)	(520)	(849)
Total income taxes	$19,557	$18,462	$15,941

MGE's provision for income taxes on a separate company basis differs from the amount computed by applying the statutory federal income tax rate to income before tax provision as follows:

	2003	2002	2001
Statutory federal income tax rate	35.0%	35.0%	35.0%
Amortized investment tax credits	(1.0)%	(1.1)%	(2.0)%
State income taxes, net of federal benefit	5.2%	4.9%	5.0%
Credit for electricity from wind energy	(0.8)%	(0.9)%	(0.9)%
Other, individually insignificant	0.8%	0.5%	(0.3)%
Effective income tax rate	39.2%	38.4%	36.8%

The significant components of deferred tax liabilities (assets) that appear on MGE's Consolidated Balance Sheets as of December 31 are as follows:

(In thousands)	2003	2002
Property-related	$73,395	$66,959
Investment in ATC	10,862	11,530
Bond transactions	2,841	2,637
Pension expense	1,742	2,798
Tax deductible prepayments	4,275	-
Other	3,276	2,390
Gross deferred income tax liabilities	96,391	86,314
Accrued expenses	(7,502)	(7,061)
Retirement benefits, other than pension	(3,909)	(2,928)
Deferred tax regulatory account	(5,927)	(6,557)
Minimum pension liability adjustment	(2,273)	(6,319)
Other	(1,542)	(1,367)
Gross deferred income tax assets	(21,153)	(24,232)
Less valuation allowance	368	368
Net deferred income tax assets	(20,785)	(23,864)
Deferred income taxes	$75,606	$62,450

10. Pension Plans - MGE.

MGE maintains qualified and nonqualified pension plans. MGE also provides health care and life insurance benefits for its retired employees. MGE uses a measurement date of December 31 for all of its pension and postretirement benefit plans.

MGE maintains two defined contribution 401(k) benefit plans for its employees. MGE's costs of the 401(k) plans were $0.7 million in 2003, $0.6 million in 2002, and $0.6 million in 2001.

a. Benefit Obligations.

(In thousands)	Pension Benefits		Postretirement Benefits
Change in benefit obligation:	2003	2002	2003	2002
Net benefit obligation at beginning of year	$117,410	$101,593	$ 45,639	$ 27,504
Service cost	3,418	2,603	1,806	1,062
Interest cost	8,023	7,514	3,248	2,190
Plan participants' contributions	-	-	304	264
Plan amendments	557	-	-	-
Actuarial loss	7,743	9,277	5,051	15,422
Special termination benefits	280	-	-	-
Gross benefits paid	(3,970)	(3,577)	(1,235)	(803)
Net benefit obligation at end of year	$133,461	$117,410	$ 54,813	$ 45,639

The accumulated benefit obligation for the defined benefit pension plan at the end of 2003 and 2002 was $113.8 million and $100.4 million, respectively.

	Pension Benefits		Postretirement Benefits
Weighted-average assumptions used to determine end of year benefit obligations:	2003	2002	2003	2002
Discount rate	6.25%	6.75%	6.25%	6.75%
Expected return on plan assets	9.00%	9.00%	9.00%	9.00%
Rate of compensation increase	4.50%	4.50%	NA	NA

Assumed health care cost trend rates at December 31:

	2003	2002
Health care cost trend rate assumed for next year	13%	14%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5%	5%
Year that the rate reaches the ultimate trend rate	2012	2012

The assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. The following table shows how an assumed 1% increase or 1% decrease in health care cost trends could impact postretirement benefits in 2003 dollars:

(In thousands)	1% Increase	1% Decrease
Effect on postretirement benefit obligation	$8,815	$(7,579)

On December 8, 2003, the "Medicare Prescription Drug, Improvement and Modernization Act of 2003" (the Act) was signed into law. The Act introduced a prescription drug benefit program under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.

In general, accounting rules require that changes in relevant laws and government benefit programs be considered in measuring postretirement benefit costs and the Accumulated Projected Benefit Obligation (APBO). However, certain accounting issues raised by the Act--in particular, how to account for the federal subsidy--are not explicitly addressed by FASB Statement 106. In addition, significant uncertainties exist for a plan sponsor both as to the direct effects of the Act and its ancillary effects on plan participants' behavior and health care costs.

The FASB issued FASB Staff Position No. FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP 106-1), that allows sponsors to elect to defer recognition of the effects of the Act.

In accordance with FSP 106-1, MGE has elected to defer recognition of the effects of the Act. Accordingly, any measurers of the APBO or net periodic postretirement benefit cost in the financial statements or the accompanying footnotes do not reflect the effects of the Act on the plan.

b. Plan Assets.

(In thousands)	Pension Benefits		Postretirement Benefits
Change in plan assets:	2003	2002	2003	2002
Fair value of plan assets at beginning of year	$ 79,821	$ 91,739	$ 7,292	$7,387
Actual return on plan assets	20,883	(10,225)	1,429	(526)
Employer contributions	3,494	1,884	2,152	970
Plan participants' contributions	-	-	304	264
Gross benefits paid	(3,970)	(3,577)	(1,236)	(803)
Fair value of plan assets at end of year	$100,228	$ 79,821	$ 9,941	$7,292

The asset allocation for the MGE's pension plans at the end of 2003 and 2002, and the target allocation for 2004, by asset category, follows. The fair value of plan assets for these plans is $100.2 million and $79.8 million at the end of 2003 and 2002, respectively. The expected long-term rate of return on these plan assets was 9.0% in 2003 and 9.5% in 2002.

c. Explanation of Long-Term Rate of Return.

MGE employs a building-block approach in determining the expected long-term rate of return for asset classes. Historical markets are studied and long-term historical relationships among asset classes are analyzed, consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors such as interest rates and dividend yields are evaluated before long-term capital market assumptions are determined.

The expected long-term nominal rate of return for plan assets is primarily a function of expected long-term real rates of return for component asset classes and the plan's target asset allocation in conjunction with an inflation assumption. Consideration is also given to diversification, rebalancing, and active portfolio management. Peer data and historical returns are reviewed to check for reasonability and appropriateness.

	Target Allocation	Percentage of Plan Assets at Year End
		2003	2002
Equity securities	75.0%	75.8%	71.9%
Debt securities	20.0%	19.4%	21.2%
Real estate	5.0%	4.8%	6.9%
Other	0.0%	0.0%	0.0%
Total	100.0%	100.0%	100.0%

d. Investment Strategy.

MGE employs a total return investment approach whereby a mix of equities, fixed income, and real estate investments are used to maximize the expected long return of plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan-funded status, and corporate financial condition. The investment portfolio contains a diversified blend of equity, fixed income, and real estate investments. Target asset allocations are as follows: 55% United States equity, 20% non-United States equity, 20% fixed income, and 5% real estate. Investment risk is measured and monitored on an ongoing basis through periodic investment portfolio reviews and liability measurements.

e. Postretirement Benefits.

The fair value of plan assets for these postretirement benefit plans is $9.9 million and $7.3 million at the end of 2003 and 2002, respectively. The expected long-term rate of return on these plan assets was 9.0% in 2003 and 9.5% in 2002.

Of the above amounts, $7.3 million and $6.6 million, at the end of 2003 and 2002, respectively, was held in the master pension trust and is allocable to postretirement health expenses. The target asset allocation and investment strategy for the portion of assets held in the master pension trust is the same as that explained for MGE's pension plans.

The remainder of postretirement benefit assets are held either in an insurance continuance fund for the payment of retiree life benefits or a health benefit trust for payment of retiree health claims. There is no formal target asset allocation for these assets, but the intent is to seek interest income and maintain stability of principal.

f. Funded Status.

The funded status of the plans, reconciled to the amount reported on the statement of financial position, follows:

(In thousands)	Pension Benefits		Postretirement Benefits
	2003	2002	2003	2002
Fair value of plan assets at end of year	$100,228	$ 79,821	$ 9,941	$ 7,292
Benefit obligations	133,461	117,410	54,813	45,639
Funded status at end of year	(33,233)	(37,589)	(44,872)	(38,347)
Unrecognized net actuarial (gain)/loss	25,364	32,925	24,904	21,809
Unrecognized prior service cost	4,170	4,094	971	1,161
Unrecognized net transition obligation	1,167	1,271	3,908	4,342
Net amount recognized at end of year	$ (2,532)	$ 701	$(15,089)	$(11,035)

Amounts recognized in the balance sheet consist of:
Prepaid benefit cost	$ -	$ -	$ 67	$ 79
Accrued benefit liability	(13,551)	(20,583)	(15,156)	(11,114)
Intangible asset	5,357	5,540	-	-
Accumulated other comprehensive income	5,662	15,744	-	-
Net amount recognized at end of year	$ (2,532)	$ 701	$(15,089)	$(11,035)

MGE reports comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income. Comprehensive income includes the minimum pension liability adjustment, net of tax, for the pension plans and is reflected in the Consolidated Statements of Common Equity and Comprehensive Income.

The projected benefit obligation, accumulated benefit obligation, and fair value of assets for pension plans with a projected benefit obligation in excess of plan assets and pension plans and postretirement plans with an accumulated benefit obligation in excess of the fair value of assets are as follows:

(In thousands)	Pension Benefits		Postretirement Benefits
As of December 31,	2003	2002	2003	2002
Projected benefit obligation exceeds plan assets:
Projected benefit obligation	$133,461	$117,410	NA	NA
Accumulated benefit obligation	113,779	100,404	NA	NA
Fair value of assets	100,228	79,821	NA	NA

Accumulated benefit obligation exceeds plan assets:
Projected benefit obligation	133,461	117,410	NA	NA
Accumulated benefit obligation	113,779	100,404	$54,813	$45,639
Fair value of assets	100,228	79,821	9,941	7,292

g. Expected Cash Flows.

There are no required contributions, but MGE may elect discretionary deductible contributions depending upon its valuation results and cash flow from operations.

h. Net Periodic Cost.

MGE has elected to recognize the cost of its transition obligation (the accumulated postretirement benefit obligation as of January 1, 1993) by amortizing it on a straight-line basis over 20 years.

(In thousands)	Pension Benefits			Postretirement Benefits
Components of net periodic benefit cost:	2003	2002	2001	2003	2002	2001
Service cost	$3,418	$2,603	$2,502	$1,806	$1,062	$ 750
Interest cost	8,023	7,514	7,073	3,248	2,190	1,569
Expected return on assets	(7,023)	(8,556)	(9,217)	(627)	(687)	(691)
Amortization of:
Transition obligation	104	104	104	434	434	434
Prior service cost	480	457	466	190	190	190
Actuarial gain/(loss)	1,444	147	(166)	1,155	285	4
Net periodic benefit cost	$6,446	$2,269	$ 762	$6,206	$3,474	$2,256

Weighted-average assumptions used to determine net periodic cost:
Discount rate	6.75%	7.25%	7.50%	6.75%	7.25%	7.50%
Expected return on plan assets	9.00%	9.50%	9.50%	9.00%	9.50%	9.50%
Rate of compensation increase	4.50%	4.50%	5.00%	NA	NA	NA

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in the assumed health care cost trend rates would have had the following effect:

(In thousands)	1% Increase	1% Decrease
Effect on total service and interest cost components	$ 910	$ (785)

11. Fair Value of Financial Instruments - MGE Energy and MGE.

At December 31, 2003 and 2002, the carrying amount of cash, cash equivalents, and outstanding commercial paper approximates fair market value due to the short maturity of those investments and obligations. MGE's nuclear decommissioning trust is recorded at fair market value. The estimated fair market value of MGE's long-term debt and interest rate swap agreements are based on quoted market prices at December 31. The estimated fair market value of MGE's financial instruments are as follows:

	2003		2002
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents (MGE Energy)	$ 2,020	$ 2,020	$ 685	$ 685
Restricted cash (MGE)	3,364	3,364	2,313	2,313
Decommissioning fund (MGE)	-	-	8,782	8,782
Liabilities:
Short-term debt - bank loans (MGE Energy)	16,180	16,180	20,798	20,798
Short-term debt - commercial paper (MGE)	15,500	15,500	13,500	13,500
Long-term debt (MGE Energy)	218,500	231,712	188,500	205,319
Other long-term debt swap agreements (MGE)	(148)	(148)	(411)	(411)

12. Risk Management Activities - MGE Energy and MGE.

Cash, cash equivalents, and customer accounts receivable are the financial instruments that potentially subject MGE Energy and MGE to concentrations of credit risk. MGE Energy and MGE place their cash and cash equivalents with high credit-quality financial institutions. MGE has limited concentrations of credit risk from customer accounts receivable because of the large number of customers and strong economy in its service territory.

MGE has an interest rate swap agreement with a commercial bank totaling $5.0 million for 2003 and 2002 with effective interest rates of 1.1% and 1.7%, respectively. This agreement has a fixed rate and is backed by MGE's commercial paper. MGE believes the counterparties to the agreement will meet their obligations based on their high credit ratings. Therefore, MGE records the changes in the fair market value currently in the income statement as required by SFAS No. 133 each quarter, which is offset by a corresponding regulatory asset or liability.

MGE purchased and sold exchange-traded option contracts to manage the cost of gas and purchased over-the-counter financial floating-to-fixed price swaps and calls to fix the price of gas for the "Winter Set-Price Firm Gas Sales Service" pilot program. These contracts have terms of January, February, and March 2004. Under MGE's natural gas risk management program, approved by the PSCW, the cost of the financial option and swap contracts (as well as the gains or losses realized) will be recovered under the PGA and will not affect net income. The fair value of these financial contracts was an asset of $0.7 million on the balance sheet at December 31, 2003.

Nonperformance of counterparties to the nonexchange-traded derivatives could expose MGE to credit loss. However, MGE enters into transactions only with companies that meet or exceed strict credit guidelines.

MGE has a 22.0% ownership interest in Columbia, which is operated by Alliant. Alliant has entered into a long-term coal supply agreement with Dynegy Marketing and Trade. The contract contains certain put options, and consequently, in accordance with the terms of SFAS No. 133, the contract is recorded at fair value on the balance sheet. Gains and losses are recorded in other income with an offsetting entry to a corresponding regulatory asset or liability.

13. Capitalization Matters.

a. Common Stock - MGE Energy.

On August 15, 2003, MGE Energy entered into a Distribution Agreement (Agreement) with Banc One Capital Markets, Inc. Under the terms of this Agreement, MGE Energy may offer and sell up to 1,600,000 shares of its common stock from time to time through Banc One as its sales agent or to Banc One as principal. The sales will be made pursuant to a shelf registration statement MGE Energy filed with the SEC in March 2003 and which has been declared effective.

Under the Agreement, MGE Energy sold 165,000 shares of its common stock as of December 31, 2003, for net proceeds of $5.1 million. The proceeds from the issuance of common stock were used to pay for capital expenditures related to WCCF and for other general corporate purposes.

MGE Energy also issues new shares of its common stock through its Dividend Reinvestment and Direct Stock Purchase Plan (the Plan). Through December 31, 2003, MGE Energy issued 604,000 new shares of common stock under the Plan for net proceeds of $18.7 million. The proceeds from the issuance of common stock for the Plan were contributed to MGE for its capital expenditures and to strengthen its capital structure.

b. Preferred Stock - MGE.

MGE has 1,175,000 shares of $25 par value redeemable preferred stock (cumulative) that is authorized but unissued at December 31, 2003.

c. First Mortgage Bonds and Other Long-Term Debt - MGE.

MGE's utility plant is subject to the lien of its First Mortgage Bonds.

MGE's outstanding First Mortgage Bonds contain certain debt covenant restrictions with respect to dividends. The covenant restricts the payment of dividends or any other distribution or purchase of shares to the existing earned surplus (retained earnings) on MGE common stock. As of December 31, 2003, MGE's earned surplus exceeded all such payments for all years covered under this report.

On November 27, 2002, MGE issued $15.0 million in unsecured variable rate Medium Term Notes, maturing on November 26, 2004. Interest on the notes will be paid quarterly on the third Wednesday of March, June, September, and December. The variable rate, based on the three-month London Interbank Offering Rate (LIBOR) plus 12.5 basis point, was 1.295% as of December 31, 2003.

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

The indenture under which the Medium Term Notes were issued provides that they will be entitled to be equally and ratably secured in the event that MGE issues any additional First Mortgage Bonds.

Below is MGE's aggregate maturities for all long-term debt for years following the December 31, 2003, balance sheet.

(In thousands)
Amount
2004	$ 20,000
2005	-
2006	-
2007	15,000
2008	30,000
Future years	158,500
Total*	$223,500

*Includes $30 million maturity for MGE Power West Campus, which is consolidated with MGE's debt in accordance with FIN No. 46-R (see Footnote 2).

d. Long-Term Debt.

On September 30, 2003, MGE Energy, through MGE Power West Campus, issued $30.0 million of 5.68% senior secured notes maturing September 25, 2033, in a private placement offering. Interest only will be paid monthly for the first ten years and then principal and interest payments will be paid monthly for the remaining life of the debt. The proceeds from these notes were used to pay off a portion of MGE Energy's bank loans, which provided temporary financing of capital expenditures for the WCCF.

The debt is subject to a collateral assignment of lease payments that MGE will be making to MGE Power West Campus for use of the cogeneration facility. Until the facility is operational, MGE Energy will guarantee the debt.

14. Notes Payable to Banks, Commercial Paper and Lines of Credit - MGE Energy and MGE.

For short-term borrowings, MGE generally issues commercial paper (issued at the prevailing discount rate at the time of issuance), which is supported by unused bank lines of credit. Through negotiations with three banks, MGE has $40.0 million in bank lines of credit.

MGE Energy has established a $60.0 million bank line of credit with a commercial bank. The line of credit will be used for temporary financing of the capital commitments for the WCCF and general corporate purposes.

Information concerning short-term borrowings for the past three years is shown below:

(In thousands)	2003	2002	2001
MGE
As of December 31:
Available lines of credit	$40,000	$40,000	$40,000
Commercial paper outstanding	$15,500	$13,500	$9,500
Weighted-average interest rate	1.21%	1.40%	2.11%
During the year:
Maximum short-term borrowings	$15,500	$33,500	$44,000
Average short-term borrowings	$2,162	$14,359	$12,803
Weighted-average interest rate	1.29%	1.82%	5.27%

MGE Energy
As of December 31:
Available lines of credit	$60,000	$45,000	-
Short-term debt outstanding	$31,680	$34,298	-
Weighted-average interest rate	1.73%	2.09%	-
During the year:
Maximum short-term borrowings	$54,605	$34,298	-
Average short-term borrowings	$36,681	$14,613	-
Weighted-average interest rate	1.99%	1.83%	-

15. Rate Matters - MGE.

Under the fuel rules, if electric fuel costs are outside a 3.0% annual threshold set by the PSCW, MGE can apply for a fuel surcharge or may be required to return a fuel credit to its customers. MGE is allowed to retain fuel savings within 3% under and must bear fuel costs within 3% over the level set in its most recent order. On July 28, 2003, MGE submitted an application to the PSCW for decreasing electric rates as required under the fuel rules monitoring mechanism. The PSCW on August 14, 2003, reopened MGE's rate case docket to examine fuel costs and how to appropriately credit ratepayers. The PSCW approved an interim fuel cost credit of $.00099 per kWh. The PSCW also required a full review of the actual and forecasted costs for 2003 with MGE's fuel rates subject to refund. The fuel credit through December 31, 2003, totaled $4.0 million, of which $1.2 million represents the interim fuel credit and $2.8 million is the estimate for the additional fuel credit to be refunded to customers.

On January 14, 2004, the PSCW authorized MGE to increase revenues by $12.8 million. The increase covers rising fuel costs for electric generation and addresses increased system demands for both gas and electric.

Effective March 1, 2003, the PSCW authorized MGE to increase revenues by $27.1 million. The increase covered rising fuel costs and addressed increased system demands and costs to complete a new AMR project.

Effective October 24, 2002, the PSCW authorized an electric rate surcharge of $4.5 million to recover deferred costs associated with forming ATC and ongoing incremental transmission costs during 2001 and 2002. The surcharge was in effect for a twelve-month period ending October 23, 2003 (see Footnote 17 for additional information on ATC).

In July 2002, MGE notified the PSCW that its electric fuel costs were below the 3% range established in its most recent order, thus triggering a fuel credit to its customers. The fuel credit was $1.2 million through December 31, 2002. The fuel credit continued through February 28, 2003.

Effective January 1, 2002, the PSCW authorized MGE to increase revenues by $12 million. The increase was associated with a limited reopener to address specific issues affecting 2002. These issues included the full-year impact of selling its ownership interest in Kewaunee, rising fuel costs, and installing an AMR system.

16. Commitments.

a. Coal Contracts - MGE.

MGE has no coal contracts that contain demand obligations for its Blount plant. Fuel procurement for MGE's jointly owned Columbia plant is handled by Alliant, the operating company. If any demand obligations must be paid under these contracts, management believes these obligations would be considered costs of service and recoverable in rates.

b. Purchased Power Contracts - MGE.

MGE has several purchased power contracts to help meet future electric supply requirements. As of December 31, 2003, MGE's total commitments for energy and purchased power contracts for capacity are estimated to be $14.8 million in 2004, $13.4 million in 2005, $13.5 million in 2006, $10.5 million in 2007, and $9.0 million in 2008. Management expects to recover these costs in future customer rates.

Related to the purchased power contracts, MGE has negotiated firm transmission contracts with Commonwealth Edison and Dairyland Power Cooperative, which are estimated to be $1.8 million for 2004, $1.1 million in 2005 and 2006, $0.8 million in 2007, and $0.6 million in 2008. Management also expects to recover these costs in future customer rates.

c. Natural Gas Transportation and Storage Contracts - MGE.

MGE's natural gas supply, transportation, and storage contracts require fixed monthly payments for firm supply pipeline transportation and storage capacity. The pricing components of the fixed monthly payments for the transportation and storage contracts are established by FERC but may be subject to change. These payments are estimated to be $15.0 million in 2004, $14.0 million in 2005, $14.3 million in 2006, $14.2 million in 2007, and $14.0 million in 2008. Management expects to recover these costs in future customer rates.

d. Environmental - MGE.

As a result of the Blount 69-kV transmission substation expansion, coal tar-contaminated soil and debris within the excavation zone are being removed and disposed of in accordance with a DNR approved "Removal Action Work Plan." MGE has recorded a $1 million liability for the cleanup of this site with an offsetting regulatory asset (deferred charge). We expect to recover cleanup costs in future rates. Carrying costs associated with the cleanup expenditures will not be recoverable.

MGE is listed as a potentially responsible party for a site the EPA has placed on the national priorities Superfund list. The Lenz Oil site in Lemont, Illinois, was used for storing and processing waste oil for several years. This site requires clean up under the Comprehensive Environmental Response, Compensation and Liability Act. A group of companies, including MGE, is currently working on cleaning up the site. Management believes that its share of the Lenz Oil site final cleanup costs will not result in any materially adverse effects on MGE's operations, cash flows, or financial position. Insurance may cover a portion of the cleanup costs. Management believes that the cleanup costs not covered by insurance will be recovered in current and future rates. MGE estimates its future expense to clean up this site could range from $0.1 million to $0.2 million. At December 31, 2003, MGE accrued a $0.1 million liability for this matter.

e. Chattel Paper Agreement - MGE.

MGE makes available to qualifying customers a financing program for the purchase and installation of energy-related equipment that will provide more efficient use of utility service at the customer's property. MGE is party to a chattel paper purchase agreement with a financial institution under which it can sell or finance an undivided interest with recourse, in up to $7.5 million of the financing program receivables, until February 28, 2005. At December 31, 2003 and 2002, respectively, MGE had sold a $6.1 million and $6.8 million interest in these receivables, which MGE accounted for as a sale under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities - a Replacement of FASB Statement No. 125. MGE retains the servicing responsibility for these receivables.

MGE maintains responsibility for collecting and remitting loan payments from customers to the financial institution and does not retain any interest in the assets sold to the financial institution. As of December 31, 2003 and 2002, MGE has recorded a servicing asset of $0.3 million and $0.2 million, respectively. In 2003 and 2002, gains of $0.1 million and $0.2 million, respectively, were recognized in connection with the sale of loan assets. In 2001, no gain or loss was recognized. The servicing asset recognized and the amount amortized in 2003 totaled $0.1 million. The loan assets are sold to the financial institution at cost, which approximates fair value in view of their market rates of interest. During 2003 and 2002, MGE received approximately $1.3 million and $3.3 million, respectively, from the financial institution for the sale of loan assets. During those same years, payments of $1.6 million and $2.4 million, respectively, were made by MGE to the financial institution.

MGE would be required to perform under the guarantee if the customer defaulted on their loan. The energy-related equipment installed at the customer sites is used to secure the customer loans. The length of the MGE guarantee to the financial institution varies from one to ten years depending on the term of the customer loan. Principal payments for the next five years on the loans are $0.9 million in 2004 and 2005 and $0.8 million in 2006, 2007, and 2008.

f. WCCF Purchase Commitments - MGE Energy.

MGE has entered into various contracts for the purchase of gas and steam turbines and miscellaneous equipment for the WCCF. Most of these contracts have been assigned or are in the process of being assigned to MGE Construct. MGE Construct has entered into a contract for the purchase of chiller equipment. All of these contracts are summarized in the following table.

(In thousands)	Contract Total	Payments through December 31, 2003	Remaining Contract Amounts
Gas turbines	$30,190	$29,797	$ 393
Steam turbine	7,805	7,805	-
Heat-recovery steam generators	11,993	11,993	-
Chiller equipment	6,689	1,876	4,813
Project management	8,400	4,083	4,317
Miscellaneous equipment	23,901	8,490	15,411
Total	$88,978	$64,044	$24,934

g. Leases - MGE.

Future minimum rental payments at December 31, 2003, under agreements classified as operating leases with noncancellable terms in excess of one year are as follows:

(In thousands)
2004	$1,379
2005	1,023
2006	751
2007	595
2008	524
Thereafter	4,668
Total minimum future lease payments	$8,940

Rental expense under operating leases totaled $1.5 million for 2003 and $1.6 million for 2002 and 2001.

17. ATC - MGE.

On January 1, 2001, MGE transferred substantially all of its electric transmission facilities to ATC in exchange for approximately a 5% interest in this joint venture. ATC is comprised of Wisconsin investor-owned utilities and some Wisconsin municipal utilities, cooperatives, and power-supply agencies.

MGE has a seat on the Board of Directors of ATC and has a 20% ownership interest in ATC Management, Inc. Due to MGE's ability to exercise significant control over management activities, MGE has accounted for this investment under the equity method of accounting. MGE records as equity in earnings of the investee its share of ATC's earnings, amortization of the SFAS No. 109 regulatory liability, and deferred investment tax credits related to the transmission assets transferred to ATC. MGE recorded equity earnings from its investment in ATC of $3.7 million (pretax) in 2003 and $3.3 million (pretax) both in 2002 and 2001. MGE recorded transmission expenses from ATC of $13.5 million in 2003, $7.5 million in 2002, and $7.3 million in 2001.

The PSCW authorized an electric rate surcharge of $4.5 million, or 2%, over a twelve-month period ended October 23, 2003, for MGE to recover deferred costs associated with the ATC formation and ongoing incremental transmission costs during 2001 and 2002.

On November 21, 2002, MGE and ATC entered into an interconnection agreement related to transmission system upgrades for WCCF. MGE issued to the ATC a "Notice to Proceed for the Procurement of the Equipment" for the system upgrades. MGE has advanced funds for construction to ATC for transmission equipment related to WCCF in the amounts of $9.2 million and $1.3 million in 2003 and 2002, respectively. MGE expects to advance an additional $0.8 million in 2004. MGE will be reimbursed by ATC upon completion of the project.

18. Kewaunee Sale - MGE.

MGE sold to WPSC its 17.8% ownership interest in Kewaunee in September 2001. In exchange for a cash payment of $15.4 million, MGE transferred its net book value of utility plant ($8.2 million), net nuclear fuel ($7.9 million), inventories ($1.5 million), and other assets ($0.1 million). These assets were offset by $2.3 million owed to WPSC. On the closing date, MGE also transferred its qualified decommissioning fund ($65.0 million, fair market value) and nonqualified decommissioning fund ($28.1 million, fair market value), which decreased accumulated depreciation by an equal amount.

MGE made monthly contributions of approximately $0.7 million (the level authorized by the PSCW) to the MGE nonqualified decommissioning fund from September 23, 2001, through December 31, 2002. These costs were recovered from customers in rates. MGE's decommissioning liability is limited to the fund balances at the closing date plus all decommissioning collections through 2002. MGE's nonqualified decommissioning fund is shown on the balance sheet in the Utility Plant section. Under the Kewaunee sale agreement, MGE was obligated to continue collecting decommissioning costs from its customers during 2002 and to remit those amounts, net of trust investment expenses and taxes on investment income, to the WPSC nonqualified decommissioning fund, which it did on January 3, 2003. MGE has no further obligation with respect to the decommissioning of Kewaunee except as described in the next paragraph with respect to spent nuclear fuel.

The federal government is responsible for the disposition and storage of spent nuclear fuel. Federal legislation is being considered to establish an interim storage facility. Spent nuclear fuel is currently stored at Kewaunee. Minor plant modifications to the spent fuel pools in 2001 should ensure Kewaunee has sufficient fuel storage capacity until the end of its licensed life in 2013. MGE retained its spent fuel obligations for all fuel burned at Kewaunee for MGE's share of the generation from the opening of the plant to the closing date. WPSC took title to such fuel at the closing date.

A surcharge imposed by the National Energy Policy Act of 1992 requires nuclear power companies to fund the decontamination and decommissioning of U.S. Department of Energy facilities that process nuclear fuel. As a result, the Kewaunee co-owners are required to pay a surcharge on uranium enrichment services purchased from the federal government prior to October 23, 1992. On an inflation-adjusted basis, MGE's portion of the obligation related to Kewaunee is approximately $0.8 million at December 31, 2003. MGE is required to continue paying its portion of this annual assessment.

As allowed under the Kewaunee sale agreement, MGE exercised an option to purchase 90 MW of electric capacity and energy at a fixed price from September 24, 2001, through September 23, 2003, to help meet customers' electric needs.

9. WCCF.

MGE Energy, through MGE Power, MGE Power West Campus, and MGE Construct, is building a natural gas-fired cogeneration facility on the UW-Madison campus. As planned, the facility will have capacity to produce 20,000 tons of chilled water, 500,000 pounds per hour of steam, and approximately 150 MW of electricity. The facility will be jointly owned by the UW and MGE Power West Campus. The UW will own a controlling interest in the chilled-water and steam plants, which will be used to meet the growing needs for air-conditioning and steam-heat capacity for the UW-Madison campus. MGE Power West Campus will own a controlling interest in the electric generation plant, which will be used to provide electricity to MGE's customers. MGE will lease the assets owned by MGE Power West Campus and will operate the entire facility. MGE Construct will be responsible for the construction of the facility. A PSCW order approving the issuance of a CPCN for the WCCF was received on October 9, 2003. The ownership, construction, and operation of the facility has received various other state approvals, and the parties have entered into definitive agreements including a construction agreement. Construction on the project commenced in October of 2003, and it is estimated that the project will be completed by the spring of 2005. In 2003, MGE Construct received a service fee of $1.0 million (pretax) from the State in relation to its role as EPC contractor for WCCF. The total fee of $5.0 million will be recognized as services are rendered and will be collected over a 22-month period.

MGE Energy, MGE Power West Campus, and MGE Construct have assumed certain risks related to some of the executed agreements. In the EPC Agreement, MGE Power West Campus is responsible for cost overruns and MGE Construct is responsible for the construction process of the entire facility, including paying liquidated damages relating to failure to achieve the Mechanical Completion Date Guarantee and/or the Acceptance Test Capacity Guarantee. MGE Energy is the guarantor of MGE Construct's obligations under the EPC Agreement.

The expected cost to construct WCCF is approximately $180 million in total, of which $103 million is MGE Power West Campus' estimated portion. On November 20, 2003, the State paid $19.4 million to MGE Construct for its share of the costs incurred since its last payment in November of 2002. MGE Construct is now billing the State monthly for its share of the cost of WCCF in accordance with the EPC Agreement. As of December 31, 2003, MGE Power West Campus had incurred $48.6 million of costs on the project, which is reflected in construction work in progress on MGE Energy's consolidated balance sheets. These costs largely represent amounts paid under long lead-time equipment contracts in order to meet project schedules.

20. Adoption of Accounting Principles and Recently Issued Accounting Pronouncements - MGE Energy and MGE.

a. SFAS No. 143.

In 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 provides accounting requirements for retirement obligations associated with tangible long-lived assets. MGE Energy and MGE were required to adopt SFAS No. 143 as of January 1, 2003. Retirement obligations associated with long-lived assets included within the scope of SFAS No. 143 are those for which there is a legal obligation under existing or enacted law, statute, written or oral contract, or by legal construction under the doctrine of promissory estoppel.

Effective January 1, 2003, MGE recorded an obligation for the fair value of its legal liability for asset retirement obligations associated with removing an electric substation, a combustion turbine generating unit, wind generating facilities, and the photovoltaic generating facilities, all of which are located on property not owned by MGE and would be removed upon the ultimate end of the lease. At December 31, 2003, this liability is estimated at $1.4 million and is included in other deferred liabilities.

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

The initial liability is accreted to its present value each period. MGE defers this accretion as a regulatory asset based on its determination that these costs can be collected from customers. MGE also may have asset retirement obligations relating to various assets, such as combustion turbine generating units, small distributed generating units, aboveground and underground storage tanks, facilities located at Columbia (co-owned with Alliant and WPSC), and certain electric and gas distribution facilities. These facilities are generally located on property owned by third parties, on which MGE is permitted to operate by lease, permit, easement, license, or service agreement, but also include some facilities located on property owned by MGE. The asset retirement obligations associated with these facilities cannot be reasonably determined due to the indeterminate life of the related assets.

The pro forma asset retirement obligation MGE would have recognized as of January 1, 2002, had MGE implemented SFAS No. 143 as of that date, was approximately $1.2 million based on the information, assumptions, and interest rates as of January 1, 2003, used to determine the $1.4 million liability recognized upon initial adoption of SFAS No. 143. Because MGE's regulators are allowing these costs to be recovered in future rates, adoption of SFAS No. 143 in the first quarter of 2002 would have had no impact on net income and earnings per share of common stock. Accordingly, pro forma impacts are not presented.

The following table shows costs as of January 1, 2003, and changes to the asset retirement obligation and accumulated depreciation during the twelve months ended December 31, 2003.

(In thousands)	(a) Original Asset Retirement Obligation	(b) Accumulated Accretion	(c) (a + b) Asset Retirement Obligation	(d) Accumulated Depreciation- Related Asset
Balance, Jan. 1, 2003 (date of adoption)	$685	$596	$1,281	$148
Changes through Dec. 31, 2003	1	79	80	27
Balance, Dec. 31, 2003	$686	$675	$1,361	$175

As of December 31, 2003, MGE's regulatory asset, included in deferred charges, is the total accumulated accretion ($675,000) and accumulated depreciation ($175,000) or $850,000.

MGE made a significant reclassification related to the reporting of accumulated costs of removal that are non-SFAS No. 143 obligations. The reclass removed the costs from accumulated depreciation and recorded them as regulatory liability.

b. SFAS No. 146.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 is effective for transactions initiated after December 31, 2002. Adoption of this statement did not have a material impact on the consolidated financial statements.

c. SFAS No. 148.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. This statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. MGE Energy has no stock options as of December 31, 2003, and therefore SFAS No. 148 did not have a material impact on the consolidated financial statements.

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

e. SFAS No. 150.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of SFAS No. 150 as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for interim periods beginning after June 15, 2003, for financial instruments entered into or modified after May 31, 2003, except for mandatorily redeemable financial instruments of nonpublic entities which will be effective for interim periods beginning after December 15, 2003. Adoption of this statement did not have a material impact on the consolidated financial statements.

f. SFAS No. 132.

In December 2003, the FASB issued an amended SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. This revised statement requires additional disclosures to those in the original SFAS No. 132 about the plan assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans.

g. FIN No. 45.

In November 2002, the FASB issued FIN No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation provides the disclosures to be made by a guarantor in interim and annual financial statements about obligations under certain guarantees. The interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation.

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

MGE would be required to perform under the guarantee if the customer defaulted on its loan. The energy-related equipment installed at the customer sites is used to secure the customer loans. The length of the MGE guarantee to the financial institution varies from one to ten years depending on the term of the customer loan. Principal payments for the next five years on the loans are $0.9 million in 2004 and 2005 and $0.8 million in 2006, 2007, and 2008.

h. FIN No. 46.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51." In December 2003, the FASB issued the updated and final interpretation FIN No. 46-R. FIN No. 46-R requires that an equity investor in a VIE have significant equity at risk (generally a minimum of 10%, which is an increase from 3% required under the previous guidance) and hold a controlling interest, evidenced by voting rights, and absorb a majority of the entity's expected losses, receive a majority of the entity's expected returns, or both. If the equity investor is unable to evidence these characteristics, the entity that retains these ownership characteristics will be required to consolidate the VIE as the primary beneficiary. FIN No. 46 was applicable immediately to VIEs created or obtained after January 31, 2003. FIN No. 46-R was effective on December 31, 2003, for interests in entities that were previously considered special purpose entities under then existing authoritative guidance.

MGE Power West Campus is a VIE pursuant to FIN No. 46-R, as the equity investment at December 31, 2003, was not sufficient to permit the entity to finance its activities without additional support. MGE concluded a VIE relationship exists due to the long-term lease arrangement between MGE and MGE Power West Campus. MGE Power West Campus will lease a major portion of its assets, a power plant, to MGE, pursuant to this leasing arrangement and MGE will absorb a majority of the expected losses, residual, or both. The VIE was consolidated into MGE as of December 31, 2003.

i. EITF 03-11.

In July 2003, FASB issued EITF 03-11, Reporting Realized Gains and Losses on Derivative Instruments that are subject to SFAS No. 133 (Accounting for Derivative Instruments and Hedging Activities), and Not Held for Trading Purposes. This issue addresses whether realized gains and losses should be shown gross or net in the income statement, for contracts that are not held for trading purposes. This issue will not have a material impact on the consolidated financials statements.

j. FSP 106-1.

In January 2004, the FASB issued FASB Staff Position No. FAS 106-1 (FSP 106-1), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). FSP 106-1 permits employers that sponsor postretirement benefit plans (plan sponsors) that provide prescription drug benefits to retirees to make a one-time election to defer accounting for any effects of the Act. The FSP 106-1 requires all plan sponsors to provide certain disclosures, regardless of whether they choose to account or defer accounting. FSP 106-1 is effective for annual fiscal periods ending after December 7, 2003. If deferral is elected, the deferral must remain in effect until the earlier of (1) the issuance of guidance by the FASB on how to account for the federal subsidy to be provided to plan sponsors under the Act or (2) the remeasurement of plan assets and obligations subsequent to January 31, 2004. MGE has elected to defer recognition of the Act.

k. SEC SAB No. 104.

In December 2003, the SEC issued SAB No. 104 regarding revenue recognition. SAB No. 104 revises or rescinds portions of the interpretive guidance included in Topic 13 of the codification of Staff Accounting Bulletins to make the guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. MGE Energy and MGE will comply with the revised guidance.

21. Segment Information - MGE Energy and MGE.

Prior to 2003, MGE Energy operated in two business segments: electric utility operations and gas utility operations. In 2003, MGE Energy added a third segment for nonutility energy operations as discussed below. The electric utility business generates and distributes electricity and contracts for transmission service. The gas utility business purchases and distributes natural gas and contracts for the transportation of natural gas. Both the electric and gas segments operate through MGE Energy's principal subsidiary MGE.

The nonutility energy operations are conducted through MGE Energy's other subsidiaries: MGE Power, MGE Power West Campus, and MGE Construct. These subsidiaries have been formed to own and construct new electric generating capacity and are currently undertaking the construction of WCCF, a 150-MW cogeneration plant on the UW-Madison campus. Construction on this facility started in the fall of 2003. The table below shows key information about all three of these segments, including the distribution of net assets, for the years ended December 31.

General corporate expenses include the cost of executive management, corporate accounting and finance, information technology, risk management, human resources and legal functions, and employee benefits that are allocated to electric and gas based on formulas prescribed by the PSCW. Identifiable assets are those used in MGE's operations in each segment. Corporate assets consist primarily of cash and cash equivalents and deferred taxes.

The following table shows segment information for MGE Energy's and MGE's operations:

(In thousands)	Utility
Year ended December 31, 2003	Electric	Gas	Nonutility	Consolidated
Gross operating revenues	$ 242,264	$ 167,550	$ -	$ 409,814
Interdepartmental revenues	(519)	(7,748)	-	(8,267)
Depreciation and amortization	(16,437)	(6,907)	-	(23,344)
Other operating expenses	(196,286)	(140,795)	(729)	(337,810)
Operating income	$ 29,022	$ 12,100	$(729)	$ 40,393

Year ended December 31, 2002
Gross operating revenues	$ 225,453	$ 126,639	$ -	$ 352,092
Interdepartmental revenues	(466)	(4,530)	-	(4,996)
Depreciation and amortization	(23,072)	(6,290)	-	(29,362)
Other operating expenses	(170,870)	(106,292)	(280)	(277,442)
Operating income	$ 31,045	$ 9,527	$(280)	$ 40,292

Year ended December 31, 2001
Gross operating revenues	$ 203,570	$ 136,638	$ -	$ 340,208
Interdepartmental revenues	(392)	(6,105)	-	(6,497)
Depreciation and amortization	(29,791)	(5,868)	-	(35,659)
Other operating expenses	(147,997)	(115,384)	-	(263,381)
Operating income	$ 25,390	$ 9,281	$ -	$ 34,671

MGE's regulated electric and gas utility operations are the only revenue-generating segments for MGE Energy. MGE Energy's nonutility segment does not currently generate any revenues.

(In thousands)
MGE Energy	2003	2002	2001*
Electric operating income	$29,022	$31,045	-
Gas operating income	12,100	9,527	-
Nonregulated operating loss	(729)	(280)	-
Consolidated	40,393	40,292	-
Other income	2,486	2,335	-
Interest expense	(11,776)	(12,545)	-
Other general taxes	(463)	(889)	-
Net income	$30,640	$29,193	-
MGE
Electric operating income	$29,022	$31,045	$25,390
Gas operating income	12,100	9,527	9,281
Net operating income	41,122	40,572	34,671
Equity in earnings in ATC	3,687	3,316	3,345
Other income and deductions	(2,951)	(1,930)	2,918
Interest expense, net	(11,529)	(12,327)	(13,572)
Net income before cumulative effect of a change in accounting principle	30,329	29,631	27,362
Cumulative effect of a change in accounting principle, net of tax benefit of $78	-	-	(117)
Net income	$30,329	$29,631	$27,245
*MGE Energy was formed in 2002.

(In thousands)	Utility			Consolidated
MGE Energy and MGE	Electric	Gas	Assets not Allocated	Nonutility	Total
Assets
December 31, 2003	$445,728	$165,577	$56,136	$54,246	$721,687
December 31, 2002	414,827	151,548	52,799	20,639	639,813
December 31, 2001*	376,568	144,145	39,903	-	560,616

Capital Expenditures
Year ended December 31, 2003	$40,833	$13,875	-	$28,262	$82,970
Year ended December 31, 2002	42,940	15,209	-	18,852	77,001
Year ended December 31, 2001*	33,722	8,244	-	-	41,966
*MGE Energy was formed in 2002.

22. Quarterly Summary of Operations (unaudited).

(In thousands, except per-share amounts)	Quarters Ended
2003	March 31	June 30	Sept. 30	Dec. 31
Operating revenues:
Regulated electric revenues	$56,099	$58,607	$72,811	$54,228
Regulated gas revenues	72,395	24,041	15,120	48,246
Total	128,494	82,648	87,931	102,474
Operating expenses	111,043	71,015	68,238	91,420
Operating income	17,451	11,633	19,693	11,054
Interest and other income	(2,035)	(1,991)	(2,797)	(2,467)
Income tax provision	(6,041)	(3,809)	(6,788)	(3,263)
Earnings on common stock	$9,375	$5,833	$10,108	$5,324
Earnings per common share	$0.53	$0.33	$0.56	$0.29
Dividends per share	$0.336	$0.336	$0.338	$0.338
2002
Operating revenues:
Regulated electric revenues	$50,820	$54,464	$67,953	$51,750
Regulated gas revenues	47,452	19,540	11,477	43,640
Total	98,272	74,004	79,430	95,390
Operating expenses	78,001	64,816	59,962	86,187
Operating income	20,271	9,188	19,468	9,203
Interest and other income	(2,220)	(2,457)	(1,769)	(3,764)
Income tax provision	(7,029)	(2,312)	(7,209)	(2,177)
Earnings on common stock	$11,022	$4,419	$10,490	$3,262
Earnings per common share	$0.64	$0.26	$0.60	$0.19
Dividends per share	$0.333	$0.333	$0.336	$0.336

Notes:

- The quarterly results of operations within a year are not comparable because of seasonal and other factors.

- The sum of earnings per share of common stock for any four quarters may vary slightly from the earnings per share of common stock for the equivalent twelve-month period due to rounding.

MGE Energy's operations are based primarily on its utility subsidiary MGE.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

MGE Energy and MGE

None.

Item 9A. Controls and Procedures.

MGE Energy

During the fourth quarter of 2003, MGE Energy's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to MGE Energy, including its subsidiaries, is made known to MGE Energy's management, including these officers, by other employees of MGE Energy and its subsidiaries, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. MGE Energy's controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met. Also, MGE Energy does not control or manage certain of its unconsolidated entities and thus, its access and ability to apply its procedures to entities that it does not control or manage are more limited than is the case for the entities that it controls and manages.

As of December 31, 2003, these officers (principal executive officer and principal financial officer) concluded that MGE Energy's disclosure controls and procedures were effective to accomplish their objectives (as defined in the SEC Act of 1934 Rules 13a-15(e) and 15d-15(e)). MGE Energy continually strives to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

There were no significant changes in MGE's Energy's internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2003, that have materially affected, or reasonably likely to materially affect the internal control over financial reporting.

MGE

During the fourth quarter of 2003, MGE's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to MGE is made known to MGE's management, including these officers, by other employees of MGE, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. MGE's controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met. Also, MGE does not control or manage certain of its unconsolidated entities and thus, its access and ability to apply its procedures to the entities that it does not control or manage are more limited than is the case for the entities that it controls and manages.

As of December 31, 2003, these officers (principal executive officer and principal financial officer) concluded that MGE's disclosure controls and procedures were effective to accomplish their objectives (as defined in the SEC Act of 1934 Rules 13a-15(e) and 15d-15(e)). MGE intends to continually strive to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

There were no significant changes in MGE's Energy's internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2003, that have materially affected, or reasonably likely to materially affect the internal control over financial reporting.

PART III.

Item 10. Directors and Executive Officers of the Registrants.

MGE Energy

The information required by Item 10 relating to directors and nominees for election as directors at MGE Energy's annual meeting of shareholders is incorporated herein by reference to the information under the heading "ELECTION OF DIRECTORS" (not including the information under the subheading "Audit Committee Report," which is not incorporated herein) in MGE Energy's definitive proxy statement (2004 Proxy Statement) to be filed with the SEC prior to April 29, 2004.

The information required by Item 10 relating to executive officers is set forth above in Item 1. Business - Executive Officers of the Registrants.

Code of Ethics

MGE Energy has adopted a Code of Ethics applicable to its directors and all of its employees, including its chief executive officer, chief financial officer, and principal accounting officer. The Code of Ethics is available on MGE Energy's Web site at www.mgeenergy.com.

Item 11. Executive Compensation.

See Item 12.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

MGE Energy

The required information for Items 11 and 12 is included in MGE Energy's 2004 Proxy Statement under the section "Executive Compensation," not including "Report on Executive Compensation" and "Company Performance," and under the section "Beneficial Ownership of Common Stock," which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

MGE Energy

None.

Item 14. Principal Accountant Fees and Services.

MGE Energy

The information required by Item 14 is incorporated herein by reference to the information under the heading "OTHER INFORMATION - Independent Accountants" in MGE Energy's 2004 Proxy Statement.

MGE

The following table presents fees for professional audit services rendered by PricewaterhouseCoopers LLP for the audit of MGE's financial statements for the years ended December 31, 2002 and 2003, and fees billed for other services rendered by PricewaterhouseCoopers LLP during those periods.

	2003	2002
Audit Fees:
Audit of financial statements	$182,000	$174,800
Review of SEC filings and comfort letters	8,700	56,000
Total Audit Fees	$190,700	$230,800

Audit-Related Fees:
Financial accounting and reporting standards consultation	$14,000	$4,500
Total Audit-Related Fees	$14,000	$4,500

Tax Fees:
Tax advice on financial accounting issues	$6,400	$21,500
Review of federal and state income tax returns	13,400	12,700
Total Tax Fees	$19,800	$34,200

All Other Fees:
Financial analysis for WCCF project	$198,400	$386,900
Business resumption and computer security analysis	-	203,600
Total All Other Fees	$198,400	$590,500

MGE is a wholly owned subsidiary of MGE Energy and does not have a separate audit committee. Instead, that function is fulfilled for MGE by the MGE Energy Audit Committee. That committee approves each engagement of the independent accountants to render any audit or nonaudit services before the accountants are engaged to render those services. The chair of that committee or other designated committee member may represent the entire committee for purposes of this approval. Any services approved by the chair or other designated committee member are reported to the full committee at the next scheduled MGE Energy Audit Committee meeting. No de minimis exceptions to this approval process are allowed under the MGE Energy Audit Committee Charter, and thus, none of the services described in the preceding table were approved pursuant to Rule 2-01(c)(7)(i)(C) of Regulation S-X.

PART IV.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) 1. Financial Statements.
MGE Energy
Report of Independent Auditors	43
Consolidated Statements of Income for the years ended December 31, 2003, 2002, and 2001	45
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002, and 2001	46
Consolidated Balance Sheets as of December 31, 2003 and 2002	47
Consolidated Statements of Capitalization as of December 31, 2003 and 2002	48
Consolidated Statements of Common Equity and Comprehensive Income as of December 31, 2003, 2002, and 2001	49
Notes to Consolidated Financial Statements	55
MGE
Report of Independent Auditors	44
Consolidated Statements of Income for the years ended December 31, 2003, 2002, and 2001	50
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002, and 2001	51
Consolidated Balance Sheets as of December 31, 2003 and 2002	52
Consolidated Capitalization Statement as of December 31, 2003 and 2002	53
Consolidated Statements of Common Equity and Comprehensive Income as of December 31, 2003, 2002, and 2001	54
Notes to Consolidated Financial Statements	55

2. Financial Statement Schedule.

Schedule II - Valuation and Qualifying Accounts for MGE Energy, Inc. and Madison Gas and Electric Company.

All other schedules have been omitted because they are not applicable or not required, or because the required information is shown in the consolidated financial statements or notes thereto.

3. All Exhibits Including Those Incorporated by Reference.

Exhibits. Certain of the following exhibits are incorporated herein by reference under Rule 12b-32 of the Securities and Exchange Act of 1934, as amended, as indicated by the parenthetical reference. Certain other instruments which would otherwise be required to be listed below have not been so listed because such instruments do not authorize securities in an amount which exceeds 10% of the total assets of the applicable registrant and its subsidiaries on a consolidated basis and the relevant registrant agrees to furnish a copy of any such instrument to the Commission upon request. An asterisk (*) indicates a management contract or compensatory plan or arrangement.

3.1 Amended and Restated Articles of Incorporation of MGE Energy. (Exhibit 3.1 to MGE Energy's Registration Statement on Form S-4, Registration No. 333-72694.)

3.2 Amended and Restated Bylaws of MGE Energy. (Exhibit 3.2 to MGE Energy's Registration Statement on Form S-4, Registration No. 333-72694.)

3.3 Articles of Incorporation of MGE as in effect at May 6, 1996. (Exhibit 3.(i) to Form 10-K for year ended December 31, 1996, File No. 0-1125.)

3.4 Amended Bylaws of MGE as in effect at August 16, 2002. (Exhibit 3.4 to Form 10-K for year ended December 31, 2002, File No. 0-1125.)

4.1 Indenture of Mortgage and Deed of Trust between MGE and Firstar Trust Company, as Trustee, dated as of January 1, 1946. (Exhibit 7-D to SEC File No. 0-1125.)

4.2 Supplemental Indenture to aforementioned Mortgage and Deed of Trust.

Supplemental Indenture	Dated as of	Exhibit No.	SEC File No.
Seventeenth	February 1, 1993	4F	Form 10-K for year ended December 31, 1992, File No. 0-1125

4.3 Indenture between MGE and Bank One, N.A., as Trustee, dated as of September 1, 1998. (Exhibit 4B to Form 10-K for year ended December 31, 1999, File No. 0-1125.)

10.1 Copy of Joint Power Supply Agreement with Wisconsin Power and Light Company and Wisconsin Public Service Corporation dated February 2, 1967. (Exhibit 4.09 to Registration Statement, Registration No. 2-27308.)

10.2 Copy of Joint Power Supply Agreement (Exclusive of Exhibits) with Wisconsin Power and Light Company and Wisconsin Public Service Corporation dated July 26, 1973, amending Exhibit 5.04. (Exhibit 5.04A to Registration Statement, Registration No. 2-48781.)

10.3 Copy of revised Agreement for Construction and Operation of Columbia Generating Plant with Wisconsin Power and Light Company and Wisconsin Public Service Corporation dated July 26, 1973. (Exhibit 5.07 to Registration Statement, Registration No. 2-48781.)

10.4* Form of Severance Agreement. (Exhibit 10F to Form 10-K for the year ended December 31, 1994, File No. 0-1125.)

Statements regarding computation of ratio of earnings to fixed charges:

12.1 MGE Energy, Inc.

12.2 Madison Gas and Electric Company

21.1 Subsidiaries of MGE Energy, Inc.

23.1 Consent of Independent Accountants - MGE Energy, Inc.

Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as to the Annual Report on Form 10-K for the year ended December 31, 2003 filed by the following officers for the following companies:

31.1 Filed by Gary J. Wolter for MGE Energy, Inc.

31.2 Filed by Terry A. Hanson for MGE Energy, Inc.

31.3 Filed by Gary J. Wolter for Madison Gas and Electric Company

31.4 Filed by Terry A. Hanson for Madison Gas and Electric Company

Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) as to the Annual Report on Form 10-K for the year ended December 31, 2002, filed by the following officers for the following companies:

32.1 Filed by Gary J. Wolter for MGE Energy, Inc.

32.2 Filed by Terry A. Hanson for MGE Energy, Inc.

32.3 Filed by Gary J. Wolter for Madison Gas and Electric Company

32.4 Filed by Terry A. Hanson for Madison Gas and Electric Company

(b) 4. Reports on Form 8-K.

On October 30, 2003, MGE Energy, Inc. and Madison Gas and Electric Company furnished a Current Report on Form 8-K dated October 30, 2003, reporting the issuance of a press release announcing MGE Energy, Inc.'s earnings for the third quarter of 2003.

Schedule II

MGE Energy, Inc. and Madison Gas and Electric Company

Valuation and Qualifying Accounts

		Additions
	Balance at beginning of period	(1) Charged to costs and expenses	(2) Charged to other accounts	Net Accounts written off	Balance at end of period
Fiscal Year 2001: Accumulated provision for uncollectibles	(2,071,104)	(2,887,124)	-	1,193,901	(3,764,327)
Fiscal Year 2002: Accumulated provision for uncollectibles	(3,764,327)	(1,149,000)	-	2,254,073	(2,659,254)
Fiscal Year 2003: Accumulated provision for uncollectibles	(2,659,254)	(1,340,863)	-	1,264,669	(2,735,448)

Signatures - MGE Energy, Inc.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

MGE Energy, Inc. (Registrant)

Date: February 27, 2004	/s/ Gary J. Wolter
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2004.
/s/ Gary J. Wolter	Gary J. Wolter Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)

/s/ Terry A. Hanson	Terry A. Hanson Vice President, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

/s/ David C. Mebane	David C. Mebane, Vice Chairman of the Board and Director

/s/ Richard E. Blaney	Richard E. Blaney, Director

/s/ F. Curtis Hastings	F. Curtis Hastings, Director

/s/ Regina M. Millner	Regina M. Millner, Director

/s/ Frederic E. Mohs	Frederic E. Mohs, Director

/s/ John R. Nevin	John R. Nevin, Director

/s/ Donna K. Sollenberger	Donna K. Sollenberger, Director

/s/ H. Lee Swanson	H. Lee Swanson, Director

Signatures - Madison Gas and Electric Company

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Madison Gas and Electric Company (Registrant)

Date: February 27, 2004	/s/ Gary J. Wolter
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2004.

/s/ Gary J. Wolter	Gary J. Wolter Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)

/s/ Terry A. Hanson	Terry A. Hanson Vice President, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

/s/ David C. Mebane	David C. Mebane, Vice Chairman of the Board and Director

/s/ Richard E. Blaney	Richard E. Blaney, Director

/s/ F. Curtis Hastings	F. Curtis Hastings, Director

/s/ Regina M. Millner	Regina M. Millner, Director

/s/ Frederic E. Mohs	Frederic E. Mohs, Director

/s/ John R. Nevin	John R. Nevin, Director

/s/ Donna K. Sollenberger	Donna K. Sollenberger, Director

/s/ H. Lee Swanson	H. Lee Swanson, Director