Form 10-Q
period 2004-09-30
MGE ENERGY INC
filed 2004-11-09
CIK 1161728

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:
September 30, 2004

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

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

Indicate by check mark whether the registrants are an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

MGE Energy, Inc. Yes [X] No [ ] Madison Gas and Electric Company Yes [ ] No [X]

Number of shares outstanding of each class of common stock as of October 29, 2004
MGE Energy, Inc.	Common stock, $1.00 par value, 20,272,020 shares outstanding.
Madison Gas and Electric Company	Common stock, $1.00 par value, 17,347,889 shares outstanding (all of which are owned beneficially and of record by MGE Energy, Inc.).

Table of Contents

PART I. FINANCIAL INFORMATION.

Filing Format
Forward-Looking Statements
Where to Find More Information
Definitions

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

Item 1. Legal Proceedings.
Item 6. Exhibits and Reports on Form 8-K.
Signatures - MGE Energy, Inc.
Signatures - Madison Gas and Electric Company

PART I. FINANCIAL INFORMATION.

Filing Format

This combined Form 10-Q is being filed separately by MGE Energy, Inc. (MGE Energy) and Madison Gas and Electric Company (MGE). MGE is a wholly owned subsidiary of MGE Energy and represents a substantial portion of its assets, liabilities, revenues, expenses, and operations. Thus, all information contained in this report relates to, and is filed by, MGE Energy. Information that is specifically identified in this report as relating solely to MGE Energy, such as its financial statements and information relating to its nonregulated business, does not relate to, and is not filed by, MGE. MGE makes no representation as to that information.

Forward-Looking Statements

This report, and other documents filed by MGE Energy and MGE with the Securities and Exchange Commission (SEC) from time to time, contain forward-looking statements that reflect management's current assumptions and estimates regarding future performance and economic conditions--especially as they relate to future load growth, revenues, expenses, capital expenditures, financial resources, regulatory matters, and the scope and expense associated with future environmental regulation. These forward-looking statements are made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Both MGE Energy and MGE caution investors that these forward-looking statements are subject to known and unknown risks and uncertainties that may cause actual results to differ materially from those projected, expressed, or implied. Some of those risks and uncertainties include:

• Weather, which enters into the calculation of MGE's rates for service and which affects the demand for electricity and gas and the projected and actual need for electric generation capacity to serve customers.

• Economic and market conditions in MGE's service territory, which affect demand for electricity and gas and, consequently, our revenues and expenses as well as capital investment requirements to extend, improve, or reinforce the existing electricity and gas distribution systems.

• Magnitude and timing of capital expenditures, which affect capital needs, financing costs, and operating expenses.

• Regulatory environment in which we operate, which can affect the way in which we do business as well as the accounting treatment of expenses that we incur and our ability to continue carrying specified assets and liabilities on our books.

• Environmental regulation, which can affect the way in which we operate, our operating expenses, and our capital expenditures.

• Availability and cost of power supplies, which affect operating expenses and capital expenditure decisions with respect to sources of new generation.

• Completion of the West Campus Cogeneration Facility at the University of Wisconsin-Madison, which provides MGE Energy with an opportunity if construction is completed on or ahead of schedule but exposes it to liquidated damages if construction is delayed or the facility fails to operate according to specifications.

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

Definitions

Abbreviations, acronyms, and definitions that may be used in the text and notes of this report are defined below.

AEP	American Electric Power Company Inc.
AFUDC	allowance for funds used during construction
Alliant	Alliant Energy Corporation
AMR	automated meter reading
APBO	accumulated post retirement benefit obligation
ARB	Accounting Research Bulletin
ATC	American Transmission Company LLC
Blount	Blount Station
BOCM	Banc One Capital Markets, Inc.
CO2	carbon dioxide
Columbia	Columbia Energy Center, a 1024 MW coal-fired generating station operated by Alliant in which MGE has a partial ownership interest
ComEd	Commonwealth Edison Company, a unit of Chicago-based Exelon Corp.
cooling degree days	measure of the extent to which the average daily temperature is above 65 degrees Fahrenheit, increasing demand for cooling
CPCN	Certificate of Public Convenience and Necessity
CWDC	Central Wisconsin Development Corporation
DNR	Wisconsin Department of Natural Resources
DOA	Wisconsin Department of Administration
EITF	Emerging Issues Task Force
EPA	U.S. Environmental Protection Agency
EPC	Engineering, Procurement, and Construction
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN	FASB Interpretation No.
FSP	FASB Staff Position No.
FTR	Financial Transmission Rights
GCIM	gas cost incentive mechanism
heating degree days	measure of the extent to which the average daily temperature is below 65 degrees Fahrenheit, increasing demand for heating
interconnection agreement	Generation-Transmission Interconnection Agreement
Kewaunee	Kewaunee Nuclear Power Plant
kV	kilovolt
kWh	kilowatt-hour
LMP	Locational Marginal Pricing
MACT	maximum available control technology
MAGAEL	MAGAEL, LLC
MGE	Madison Gas and Electric Company
MGE Construct	MGE Construct LLC
MGE Energy	MGE Energy, Inc.
MGE Power	MGE Power LLC
MGE Power Elm Road	MGE Power Elm Road, LLC
MGE Power West Campus	MGE Power West Campus, LLC
Midwest ISO	Midwest Independent System Operator (a regional transmission organization)
Moody's	Moody's Investors Service, Inc.
MW	megawatt
Nasdaq	The Nasdaq National Stock Market
NOx	nitrogen oxide
NOx SIP Call	Nitrogen oxide State Implementation Plan (federal rule 40 CFR Part 96, commonly referred to as the NOx SIP Call)
PGA clause	Purchased Gas Adjustment clause
PJM	PJM Interconnection LLC (a regional transmission organization)
PSCW	Public Service Commission of Wisconsin
RTO	Regional Transmission Organization
S&P	Standard & Poor's Ratings Group, a division of McGraw-Hill Companies, Inc.
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards No. (issued by the FASB)
SO2	sulfur dioxide
the State	State of Wisconsin
UW	University of Wisconsin-Madison
VIE	Variable Interest Entity
WCCF	West Campus Cogeneration Facility
WDOJ	Wisconsin Department of Justice
WELA	Wisconsin Environmental Law Advocates
Working capital	current assets less current liabilities
WPL	Wisconsin Power and Light Company
WPSC	Wisconsin Public Service Corporation

Item 1. Financial Statements.

MGE Energy, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income (unaudited)
(In thousands, except per-share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Regulated utility operations	$ 86,159	$ 87,931	$ 305,490	$ 299,073
Non-regulated operations	681	-	2,045	-
Total Revenues	86,840	87,931	307,535	299,073

Expenses:
Fuel for electric generation	10,846	11,872	33,955	31,993
Purchased power	14,101	14,222	38,016	40,204
Natural gas purchased	8,590	7,590	73,976	72,543
Other operations and maintenance	27,548	25,878	82,394	79,225
Depreciation and amortization	6,263	5,795	18,474	17,556
Other general taxes	3,186	2,881	9,600	8,775
Total Operating Expenses	70,534	68,238	256,415	250,296
Operating Income	16,306	19,693	51,120	48,777

Other income	706	217	3,475	1,768
Interest expense, net	(2,773)	(3,014)	(8,348)	(8,591)
Income before income taxes	14,239	16,896	46,247	41,954
Income tax provision	(5,131)	(6,788)	(17,521)	(16,638)
Net Income	$ 9,108	$ 10,108	$ 28,726	$ 25,316

Other Comprehensive Income (net of tax)	272	-	520	-
Total Comprehensive Income	$ 9,380	$ 10,108	$ 29,246	$ 25,316

Earnings per Share of Common Stock (basic and diluted)	$ 0.48	$ 0.56	$ 1.53	$ 1.42

Dividends paid per share of common stock	$ 0.342	$ 0.338	$ 1.018	$ 1.010

Weighted Average Shares Outstanding (basic and diluted)	19,080	17,957	18,722	17,794

The accompanying notes are an integral part of the above unaudited condensed consolidated financial statements.

MGE Energy, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Nine Months Ended September 30,
	2004	2003
Operating Activities:
Net income	$ 28,726	$ 25,316
Items not affecting cash:
Depreciation and amortization	18,474	17,556
Deferred income taxes	3,150	1,505
Amortization of investment tax credits	(377)	(387)
Amortization of debt issuance costs and bond discount	389	358
AFUDC- equity funds	(439)	(351)
Other	452	592
Equity in earnings of ATC	(3,113)	(2,754)
Dividend income from ATC	2,270	1,959
Prepayment to ATC	-	5,000
Gain on the sale of property	(579)	-
Changes in working capital, excluding cash equivalents, current long-term debt maturities, and short-term debt:
Decrease in current assets	12,749	9,377
Increase (decrease) in current liabilities	(2,254)	2,468
Other noncurrent items, net	3,177	14,866
Cash provided by operating activities	62,625	75,505

Investing Activities:
Capital expenditures	(69,658)	(84,236)
Advance to ATC related to WCCF	(1,984)	(6,077)
ATC - capital call	(2,616)	-
Proceeds from sale of property	612	-
Other	630	(136)
Cash used for investing activities	(73,016)	(90,449)

Financing Activities:
Issuance of common stock, net of issuance costs ($1,529) and ($52), respectively	57,622	15,487
Cash dividends on common stock	(19,002)	(17,978)
Debt issuance expense	-	(902)
Repayments of debt	(62,400)	(30,118)
Borrowings of debt	37,220	50,000
Other	(602)	201
Cash provided by financing activities	12,838	16,690

Change in Cash and Cash Equivalents	2,447	1,746
Cash and cash equivalents at beginning of period	2,020	685
Cash and cash equivalents at end of period	$ 4,467	$ 2,431

The accompanying notes are an integral part of the above unaudited condensed consolidated financial statements.

MGE Energy, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(In thousands)

	Sept. 30, 2004	Dec. 31, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$ 4,467	$ 2,020
Restricted cash	2,435	3,364
Accounts receivable, less allowance for doubtful accounts of $2,825 and $2,735, respectively	23,332	30,236
Other accounts receivable	9,780	7,477
Unbilled revenues	11,455	21,644
Materials and supplies, at lower of average cost or market	9,132	7,851
Fossil fuel, at lower of average cost or market	5,234	5,054
Stored natural gas, at lower of average cost or market	25,682	18,598
Advance to ATC	12,420	-
Prepaid taxes	7,652	14,063
Other prepayments	2,063	2,156
Total Current Assets	113,652	112,463

Special billing projects	4,932	14,574
Regulatory Assets	14,217	8,241
Deferred Charges	17,035	17,605

Property, Plant, and Equipment, Net	471,333	449,022
Construction work in progress	116,202	88,489
Total Property, Plant, and Equipment	587,535	537,511

Other Property and Investments	35,814	31,293

Total Assets	$ 773,185	$ 721,687

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt - due within one year	$ 15,000	$ 20,000
Short-term debt	11,500	31,680
Accounts payable	31,124	35,043
Accrued taxes	2,969	60
Accrued interest	3,607	2,968
Other current liabilities	13,329	15,814
Total Current Liabilities	77,529	105,565

Other Credits:
Deferred income taxes	79,024	75,525
Investment tax credit - deferred	4,514	4,891
Regulatory liabilities	31,983	34,469
Pension Liability	36,856	29,947
Other deferred liabilities	10,099	6,016
Total Other Credits	162,476	150,848

Capitalization:
Common stockholders' equity	330,936	263,070
Long-term debt	202,244	202,204
Total Capitalization	533,180	465,274

Commitments and contingencies	-	-

Total Liabilities and Capitalization	$ 773,185	$ 721,687

The accompanying notes are an integral part of the above unaudited condensed consolidated financial statements.

Madison Gas and Electric Company
Condensed Consolidated Statements of Income and Comprehensive Income (unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Operating Revenues:
Regulated electric revenues	$ 69,771	$ 72,811	$ 191,108	$ 187,517
Regulated gas revenues	16,388	15,120	114,382	111,556
Total Operating Revenues	86,159	87,931	305,490	299,073

Operating Expenses:
Fuel for electric generation	10,846	11,872	33,955	31,993
Purchased power	14,101	14,222	38,016	40,204
Natural gas purchased	8,590	7,590	73,976	72,543
Other operations and maintenance	27,379	25,782	82,072	79,065
Depreciation and amortization	6,263	5,795	18,474	17,556
Other general taxes	3,197	2,874	9,598	8,760
Income tax provision	5,069	6,733	15,898	15,945
Total Operating Expenses	75,445	74,868	271,989	266,066
Net Operating Income	10,714	13,063	33,501	33,007

Other Income and Deductions:
AFUDC - equity funds	148	134	439	351
Equity earnings in ATC	1,075	933	3,113	2,754
Income tax provision	112	(2)	(729)	(662)
Other income (deductions)	(517)	(1,014)	(661)	(1,341)
Total Other Income and Deductions	818	51	2,162	1,102
Income before interest expense	11,532	13,114	35,663	34,109

Interest Expense:
Interest on long-term debt	2,717	2,885	8,340	8,669
Other interest	21	15	92	80
AFUDC - borrowed funds	(59)	(58)	(174)	(160)
Net Interest Expense	2,679	2,842	8,258	8,589
Net Income	$ 8,853	$ 10,272	$ 27,405	$ 25,520

Other Comprehensive Income (net of tax)	37	-	37	-
Total Comprehensive Income	$ 8,890	$ 10,272	$ 27,442	$ 25,520

The accompanying notes are an integral part of the above unaudited condensed consolidated financial statements.

Madison Gas and Electric Company
Condensed Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Nine Months Ended September 30,
	2004	2003
Operating Activities:
Net income	$ 27,405	$ 25,520
Items not affecting cash:
Depreciation and amortization	18,474	17,556
Deferred income taxes	3,146	1,523
Amortization of investment tax credits	(377)	(387)
Amortization of debt issuance costs and bond discount	389	358
Other	446	592
AFUDC - equity funds	(439)	(351)
Equity in earnings of ATC	(3,113)	(2,754)
Dividend income from ATC	2,270	1,959
Prepayment to ATC	-	5,000
Changes in working capital, excluding cash equivalents, current long-term debt maturities, and short-term debt:
Decrease in current assets	17,069	9,293
(Decrease) increase in current liabilities	(6,049)	990
Other noncurrent items, net	3,032	14,932
Cash provided by operating activities	62,253	74,231

Investing Activities:
Capital expenditures	(69,658)	(43,506)
Advance to ATC related to WCCF	(1,984)	(6,077)
AFUDC - borrowed funds	(174)	(160)
ATC - capital call	(2,616)	-
Other	804	24
Cash used for investing activities	(73,628)	(49,719)

Financing Activities:
Equity contributions from parent	15,185	13,808
Cash dividends to parent	(18,750)	(23,854)
Affiliate financing of WCCF	182	-
Debt issuance expense	-	(1,002)
Debt repayments	(20,000)	(33,500)
Debt borrowings	4,500	20,000
Equity contribution received by MGE Power West Campus	33,369	-
Other	(791)	201
Cash provided by (used for) financing activities	13,695	(24,347)

Change in Cash and Cash Equivalents	2,320	165
Cash and cash equivalents at beginning of period	450	218
Cash and cash equivalents at end of period	$ 2,770	$ 383

The accompanying notes are an integral part of the above unaudited condensed consolidated financial statements.

Madison Gas and Electric Company
Condensed Consolidated Balance Sheets (unaudited)
(In thousands)

ASSETS	Sept. 30, 2004	Dec. 31, 2003
Utility Plant (At Original Cost, in Service):
Electric	$ 604,615	$ 573,326
Gas	239,035	232,401
Gross plant in service	843,650	805,727
Less accumulated provision for depreciation	(372,317)	(356,705)
Net plant in service	471,333	449,022
Construction work in progress	116,202	88,489
Total Utility Plant	587,535	537,511
Other property and investments	2,992	2,679
Investment in ATC	31,345	27,886
Total Other Property and Investments	34,337	30,565
Current Assets:
Cash and cash equivalents	2,770	450
Restricted cash	2,435	3,364
Accounts receivable, less allowance for doubtful accounts of $2,825 and $2,735 respectively	23,328	30,161
Other accounts receivable	2,496	4,292
Unbilled revenues	11,455	21,644
Materials and supplies, at lower of average cost or market	9,132	7,851
Fossil fuel, at lower of average cost or market	5,234	5,054
Stored natural gas, at lower of average cost or market	25,682	18,598
Advance to ATC	12,420	-
Prepaid taxes	7,615	14,305
Other prepayments	2,022	2,128
Total Current Assets	104,589	107,847
Special billing projects	4,932	14,574
Regulatory assets	14,217	8,241
Other deferred charges	16,995	17,334
Total Assets	$ 762,605	$ 716,072
CAPITALIZATION AND LIABILITIES
Common stockholder equity	$ 280,696	$ 256,819
Minority interest	33,369	-
Long-term debt	202,244	202,204
Total Capitalization	516,309	459,023
Current Liabilities:
Long-term debt - due within one year	15,000	20,000
Short-term debt - commercial paper	5,000	15,500
Accounts payable	26,328	32,826
Affiliate payables	19,100	18,918
Accrued taxes	2,004	57
Accrued interest	3,606	2,967
Other current liabilities	12,776	15,601
Total Current Liabilities	83,814	105,869
Other Credits:
Deferred income taxes	78,780	75,606
Investment tax credit - deferred	4,514	4,891
Regulatory liabilities	31,983	34,469
Pension liability	36,856	29,947
Other deferred liabilities	10,349	6,267
Total Other Credits	162,482	151,180
Commitments and contingencies	-	-
Total Capitalization and Liabilities	$ 762,605	$ 716,072

The accompanying notes are an integral part of the above unaudited condensed consolidated financial statements.

MGE Energy, Inc. and Madison Gas and Electric Company
Notes to Condensed Consolidated Financial Statements (unaudited)
September 30, 2004

1. Basis of Presentation - MGE Energy and MGE.

This report is a combined report of MGE Energy and MGE. References in this report to "MGE Energy" are to MGE Energy, Inc. and its subsidiaries. References in this report to "MGE" are to Madison Gas and Electric Company.

MGE Energy is a holding company. MGE, a wholly owned subsidiary of MGE Energy, is a regulated electric and gas utility headquartered in Madison, Wisconsin. MGE generates and distributes electricity to nearly 132,000 customers in a 250-square-mile area of Dane County. MGE also purchases and distributes natural gas to more than 129,000 customers in a 1,375-square-mile service territory in seven south-central Wisconsin counties. MGE Energy's other wholly owned subsidiaries include CWDC, MAGAEL, MGE Construct, and MGE Power. MGE Power owns 100% of MGE Power West Campus and MGE Power Elm Road, which were formed to construct and own new electric generation projects.

The accompanying condensed consolidated financial statements as of September 30, 2004, and for the three and nine months then ended are unaudited but include all adjustments that MGE Energy and MGE management consider necessary for a fair presentation of their respective financial statements. All adjustments are of a normal, recurring nature except as otherwise disclosed. The year-end consolidated balance sheet information was derived from the audited balance sheet appearing in MGE Energy's and MGE's annual reports on Form 10-K for the year ended December 31, 2003, but does not include all disclosures required by generally accepted accounting principles. These notes should be read in conjunction with the consolidated financial statements and the notes on pages 55 through 84 of the 2003 Form 10-K. Certain amounts in prior periods' consolidated financial statements and related notes have been reclassified to conform to the 2004 presentation.

2. Basis of Consolidation - MGE.

MGE Power West Campus is not a subsidiary of MGE; however, it has been included in the consolidated financial statements of MGE as of December 31, 2003 and subsequent periods, due to the adoption of FIN 46R (see Footnote 11b). MGE Power West Campus was created for the purpose of owning new generating assets including WCCF. These new generating assets are for the primary benefit of MGE's customers. The long-term lease arrangement between MGE and MGE Power West Campus creates a VIE relationship under FIN 46R. MGE is considered the primary beneficiary of this VIE because it will absorb a majority of the entity's expected losses, residual returns, or both.

The consolidation of MGE Power West Campus into MGE resulted in a significant increase to certain balance sheet accounts such as construction work in progress of $84.9 million, long-term debt of $30.0 million, minority interest of $33.4 million, and affiliate payables of $19.1 million as of September 30, 2004. As MGE Power West Campus had no significant operations, the consolidation of this entity by MGE did not have a material impact on MGE's consolidated statements of income for the three or nine months ended September 30, 2004.

MGE Power West Campus is owned indirectly by MGE Energy. MGE Energy's proportionate share of the equity (through its wholly owned subsidiary MGE Power) of MGE Power West Campus is classified within the financial statements of MGE as minority interest. As of September 30, 2004, MGE Energy (through its wholly owned subsidiary MGE Power) had invested $33.4 million in MGE Power West Campus. This investment has no impact on the MGE Condensed Consolidated Statement of Income and Comprehensive Income. MGE has reflected $36.3 million of capital expenditures and $33.4 million in equity contributions received by MGE Power West Campus in the MGE Condensed Consolidated Statement of Cash Flows.

3. Per-Share Amounts - MGE Energy.

Earnings per share of MGE Energy common stock are computed on the basis of the weighted average of the daily number of shares outstanding in accordance with SFAS 128, Earnings Per Share. For the three months ended September 30, 2004 and 2003, respectively, there were 19,079,927 and 17,956,512 weighted average shares outstanding. Dividends declared and paid per share of common stock for the same three-month periods were $0.342 and $0.338, respectively.

For the nine months ended September 30, 2004 and 2003, there were 18,722,270 and 17,793,627 weighted average shares outstanding. Dividends declared and paid per share of common stock for the same nine-month periods were $1.018 and $1.010, respectively.

MGE Energy does not hold any dilutive securities.

4. Rate Matters - MGE.

a. Rate proceedings.

On May 5, 2004, MGE filed with the PSCW a request to increase electric rates by 8.5% and decrease gas rates by 1.0%. The electric rate request includes costs of commercial operation of WCCF and increased transmission expenses. The PSCW completed its audit in August 2004. An order is expected in the beginning of 2005.

On January 14, 2004, the PSCW authorized MGE to increase annual revenues by $12.8 million. The increase covers rising fuel costs for electric generation and addresses increased system demands for both gas and electric.

Effective March 1, 2003, the PSCW authorized MGE to increase annual revenues by $27.1 million. The increase covered rising fuel costs and addressed increased system demands and costs to complete a new AMR project.

b. Fuel rules.

Actual electric fuel costs are subject to reconciliation to the amount approved by the PSCW in MGE's rate order covering the applicable period. Known as "fuel rules," the process can produce a fuel surcharge for MGE or require MGE to make a refund in the form of a credit, to the extent that actual fuel costs are outside a 3.0% range higher or lower than the level authorized by the PSCW.

On August 10, 2004, the PSCW reopened MGE's current rate docket for the limited purpose of determining whether a fuel credit was due for 2004 under the fuel rules. On September 30, 2004, MGE filed an application to decrease electric rates for 2004 by $0.0025 per kWh, reflecting its view of the credit due customers under the fuel rules. This amount was subsequently revised to $0.00275 per kWh. Based upon these filings, MGE recorded a reduction to electric revenues to reflect the estimated fuel credit refund in the amount of $1.3 million for the period ended September 30, 2004. The amount of the fuel credit refund is subject to adjustment in the pending PSCW proceeding. A decision is expected during the fourth quarter of 2004.

During 2003, MGE submitted an application for a fuel cost credit. On August 14, 2003, the PSCW approved an interim fuel cost credit of $0.00099 per kWh. The PSCW also required a full review of the actual and forecasted costs for 2003 with MGE's fuel rates subject to refund. The fuel credit began on August 14, 2003, and ended on January 13, 2004. The fuel credit from January 1 through January 13, 2004, totaled $0.4 million. The fuel credit totaled $4.4 million, of which $1.3 million represents the interim fuel credit and $3.1 million is the additional fuel credit, as a result of PSCW review that was credited to customers in the first quarter of 2004.

5. Capitalization Matters - MGE Energy.

On August 15, 2003, MGE Energy entered into a Distribution Agreement (Agreement) with BOCM. Under the terms of this Agreement, MGE Energy may periodically offer and sell up to 1,600,000 shares of its common stock through BOCM as its sales agent or to BOCM as principal. The sales are required to be made pursuant to a shelf registration statement filed by MGE Energy with the SEC. MGE Energy did not sell any shares of its common stock under the Agreement during the three months ended September 30, 2004. However, for the nine months ended September 30, 2004, MGE Energy has sold 124,000 shares for net proceeds of $3.8 million, under this Agreement.

MGE Energy also issues new shares of its common stock through its Dividend Reinvestment and Direct Stock Purchase Plan. For the three months ended September 30, 2004, MGE Energy has issued 163,714 new shares of common stock, through this plan for net proceeds of $5.2 million. For the nine months ended September 30, 2004, MGE Energy has issued 489,782 shares for net proceeds of $15.2 million.

On September 15, 2004, MGE Energy completed the sale of 1,265,000 shares of common stock at a net sale price of $30.815 per share. The Company's proceeds, net of underwriters' fees and other expenses, were approximately $39.0 million. These funds were utilized to repay short-term borrowings incurred to finance the construction of WCCF and for general corporate purposes.

6. Supplemental Cash Flow Information - MGE Energy and MGE.

Cash payments for interest, net of amounts capitalized, and cash payments (receipts) for income taxes were as follows:

MGE Energy (In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Interest paid, net of amounts capitalized	$ 2,364	$ 2,596	$ 8,040	$ 8,302
Income taxes paid	4,413	5,625	8,263	12,625
Income taxes refunded	-	-	-	(3,159)

MGE (In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Interest paid, net of amounts capitalized	$ 2,167	$ 2,522	$ 7,619	$ 8,286
Income taxes paid	4,356	5,625	8,056	12,625
Income taxes refunded	-	-	-	(3,159)

7. Property, Plant, and Equipment - MGE Energy.

a. Capitalized interest.

MGE Energy, through its subsidiary MGE Power West Campus, calculates capitalized interest in accordance with SFAS 34, Capitalization of Interest Cost, on construction projects for periods where financing is provided by MGE Energy through interim debt. The interest rate capitalized is based upon the monthly short-term borrowing rate MGE Energy incurs for such funds and the interest rate related to MGE Power West Campus' long-term debt. For the nine months ended September 30, 2004, MGE Energy recorded $1.6 million in capitalized interest related to the cogeneration facility being constructed on the west campus of the UW.

b. Asset retirement obligations.

MGE and MGE Energy account for asset retirement obligations in accordance with SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 provides accounting requirements for retirement obligations associated with tangible long-lived assets. Retirement obligations included within the scope of SFAS 143 are those for which there is a legal obligation under existing or enacted law, statute, written or oral contract, or by legal construction under the doctrine of promissory estoppel.

Effective January 1, 2003, MGE recorded an obligation for the fair value of its legal liability for asset retirement obligations associated with removing an electric substation, a combustion turbine generating unit, wind generating facilities, and photovoltaic generating facilities, all of which are located on property not owned by MGE. At September 30, 2004, this liability is estimated at $1.5 million and included in other deferred liabilities.

The following table shows costs as of December 31, 2003, and changes to the asset retirement obligation and accumulated depreciation during the nine months ended September 30, 2004.

(In thousands)	(a) Original Asset Retirement Obligation	(b) Accumulated Accretion	(c) (a + b) Asset Retirement Obligation	(d) Accumulated Depreciation- Related Asset
Balance, December 31, 2003	$ 686	$ 675	$ 1,361	$ 175
Changes through Sept. 30, 2004	27	65	92	22
Balance, September 30, 2004	$ 713	$ 740	$ 1,453	$ 197

As of September 30, 2004, MGE's regulatory asset, included in deferred charges, is the total accumulated accretion ($0.7 million) and accumulated depreciation ($0.2 million) or $0.9 million.

Accumulated costs of removal that are non-SFAS 143 obligations are classified within the financial statements as regulatory liabilities. At September 30, 2004, and December 31, 2003, there were $18.0 million and $18.2 million of these costs recorded as regulatory liabilities within the financials statements, respectively.

8. Derivative Instruments.

MGE follows SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, effective July 1, 2003. Under the provisions of the aforementioned literature, all derivatives except those qualifying for the normal purchase or normal sale exception are recognized on the balance sheet at fair value. If a contract is designated as a cash flow hedge, the change in its market value is generally deferred as a component of other comprehensive income. Conversely, the change in the market value of a derivative not designated as a cash flow hedge is recorded in current period earnings.

In the third quarter of 2002, MGE received approval from the PSCW to establish a regulatory asset or liability for the deferral of the effects of mark-to-market accounting as required by SFAS 133 on contracts related to MGE's regulated operations. At September 30, 2004, the mark-to-market accounting for gas-related contracts in our regulated gas operations that qualify as derivatives under SFAS 133 have been accounted for within the consolidated balance sheet as regulatory liabilities.

9. Income Taxes.

MGE Energy's effective income tax rate is 37.9% for the nine months ended September 30, 2004, compared to an effective income tax rate of 39.7% for the nine months ended September 30, 2003. The decrease in the effective income tax rate is primarily due to the accounting for the Medicare Part D federal subsidy and the favorable resolution of a tax contingency, for which a liability had been established.

10. Pension and Postretirement Plans - MGE.

MGE maintains qualified and nonqualified pension plans. MGE also provides health care and life insurance benefits for its retired employees. MGE has elected to recognize the cost of its transition obligation (the APBO as of January 1, 1993) by amortizing it on a straight-line basis over 20 years.

During the third quarter of 2004, MGE adopted FSP 106-2. See Footnote 11c for additional information regarding the adoption of FSP 106-2 and the effect on the net periodic benefit cost on both the current and prior periods.

The following tables present the components of MGE's net periodic benefit costs recognized for the three and nine months ended September 30, 2004 and 2003. A portion of the net periodic benefit cost is capitalized within the Consolidated Balance Sheets.

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2004	2003	2004	2003
Components of net periodic benefit cost:
Service cost	$ 732	$ 802	$ 2,674	$ 2,358
Interest cost	1,551	1,884	5,670	5,535
Expected return on assets	(1,624)	(1,649)	(5,935)	(4,845)
Amortization of:
Transition obligation	44	25	160	72
Prior service cost	74	113	271	331
Actuarial gain	153	339	558	996
SFAS 87 cost	$ 930	$ 1,514	$ 3,398	$ 4,447
SFAS 88 charges:
Special termination benefit	-	-	-	193
Net periodic benefit cost	$ 930	$ 1,514	$ 3,398	$ 4,640

	Postretirement Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2004	2003	2004	2003
Components of net periodic benefit cost:
Service cost	$ 419	$ 404	$ 1,308	$ 1,207
Interest cost	700	727	2,181	2,171
Expected return on assets	(185)	(140)	(575)	(419)
Amortization of:
Transition obligation	95	97	294	290
Prior service cost	41	43	129	127
Actuarial gain	206	258	647	772
Net periodic benefit cost	$ 1,276	$ 1,389	$ 3,984	$ 4,148

11. Adoption of Accounting Principles and Recently Issued Accounting Pronouncements - MGE Energy and MGE.

a. FIN 45.

In November 2002, the FASB issued FIN 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation provides the disclosures to be made by a guarantor in interim and annual financial statements about obligations under certain guarantees. The interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation.

In connection with its "Shared Savings" program, MGE is party to a chattel paper purchase agreement with a financial institution under which it can sell or finance an undivided interest with recourse, in up to $10.0 million of the financing program receivables, until August 31, 2005 (see Footnote 16e). The liability for the fair value of the obligation associated with these loans is not material.

MGE would be required to perform under the guarantee if the customer defaulted on its loan. The energy-related equipment installed at the customer sites is used to secure the customer loans. The length of the MGE guarantee to the financial institution varies from one to ten years depending on the term of the customer loan. Principal payments for the next five years on the loans are $0.2 million in 2004, $0.8 million in 2005, $0.7 million in 2006 and 2007, and $0.9 million in 2008.

b. FIN 46R.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51. In December 2003, the FASB issued the updated and final interpretation, FIN 46R. FIN 46R requires that an equity investor in a VIE have significant equity at risk (generally a minimum of 10%, which is an increase from 3% required under the previous guidance) and hold a controlling interest, evidenced by voting rights, and absorb a majority of the entity's expected losses, receive a majority of the entity's expected returns, or both. If the equity investor is unable to evidence these characteristics, the entity that has these ownership characteristics will be required to consolidate the VIE as the primary beneficiary. FIN 46 was applicable immediately to VIEs created or obtained after January 31, 2003. FIN 46R was effective on December 31, 2003, for interests in entities that were previously considered special purpose entities under then existing authoritative guidance.

MGE Power West Campus, a subsidiary of MGE Energy, is a VIE of MGE pursuant to FIN 46R, as the equity investment by MGE Energy (through its wholly owned subsidiary MGE Power) in MGE Power West Campus at December 31, 2003, was not sufficient to permit the entity to finance its activities without additional support. MGE concluded a VIE relationship exists due to the long-term lease arrangement between MGE and MGE Power West Campus. MGE Power West Campus will lease a major portion of its assets, a power plant, to MGE, pursuant to this leasing arrangement and MGE will absorb a majority of the expected losses, residual returns, or both. The VIE was consolidated into MGE as of December 31, 2003.

FIN 46R also requires MGE to assess whether the participants within its Shared Savings program constitute VIEs in which MGE might be considered to be the consolidating entity. MGE has reviewed 78% of the total Shared Savings program balance and has determined that the provisions of FIN 46R are not applicable via the "business scope exception." For the remaining 22% of the total Shared Savings program balance, MGE has not performed this assessment. These entities are not legally obligated to provide the financial information to MGE that is necessary to determine whether MGE must consolidate these entities. MGE will continue to attempt to obtain information from these customers in order to determine whether they should be consolidated by MGE under the provisions of FIN 46R.

c. FSP 106-2

On December 8, 2003, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 was signed into law authorizing Medicare to provide prescription drug benefits to retirees. FSP 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, was issued on May 19, 2004. The FSP provides guidance on accounting for the effects of the new Medicare prescription drug legislation by employers whose prescription drug benefits are actuarially equivalent to the drug benefit under Medicare Part D.

During the third quarter of 2004, MGE adopted the provisions of FSP 106-2, resulting in a remeasurement of its post-retirement benefit plans' assets and APBO as of January 1, 2004. The effect of the subsidy on benefits attributable to past service was accounted for as an actuarial experience gain, resulting in a decrease in the APBO of $4.3 million. The annualized reduction in the net periodic postretirement benefit cost is estimated to be $0.7 million compared to the annual cost calculated without considering the effects of the Prescription Drug Act.

The effect of the subsidy on the components of net periodic postretirement benefit cost for the three and nine months ended September 30, 2004, included in the consolidated financial statements and Footnote 10 were as follows. A portion of the net periodic benefit cost is capitalized within the Consolidated Balance Sheets.

(In thousands)	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004
Amortization of the actuarial experience gain	$ 62	$ 185
Reduction in current period service cost	$ 41	$ 122
Reduction in interest cost on the APBO	$ 69	$ 208

The following table presents MGE's net income and earnings per share for the three months ended March 31, 2004, and the three and six months ended June 30, 2004, as if FSP 106-2 was adopted as of January 1, 2004. Previously reported financial information for the three months ended March 31, 2004, and the three and six months ended June 30, 2004, have been adjusted in the table below and will be adjusted when presented for comparative purposes in the future periods to reflect a reduction in net periodic postretirement benefit cost due to the adoption of FSP 106-2.

(In thousands except per share amounts)	Three Months Ended March 31, 2004	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
Net Income - as reported	$ 13,644	$ 5,680	$ 19,324
Reduction in net periodic cost	147	147	294
Adjusted net income	$ 13,791	$ 5,827	$ 19,618

Earnings per share - as reported	$ 0.74	$ 0.30	$ 1.04
Earnings per share - as adjusted	$ 0.75	$ 0.31	$ 1.06

12. WCCF - MGE Energy and MGE.

MGE Energy, through MGE Power, MGE Power West Campus, and MGE Construct, is building a natural gas-fired cogeneration facility on the UW campus. As planned, the facility will have capacity to produce 20,000 tons of chilled water, 500,000 pounds per hour of steam, and approximately 150 MW of electricity. The UW and MGE Power West Campus will jointly own the facility. The UW will own a controlling interest in the chilled-water and steam plants, which will be used to meet the growing needs for air-conditioning and steam-heat capacity for the UW campus. MGE Power West Campus will own a controlling interest in the electric generation plant, which will be used to provide electricity to MGE's customers. MGE entered into a lease with MGE Power West Campus to lease the assets owned by MGE Power West Campus, and MGE will operate the entire facility. MGE Construct is responsible for the construction of the facility. A PSCW order approving the issuance of a CPCN for the WCCF was received on October 9, 2003. Construction on the project commenced in October 2003, and the project is expected to be completed by spring 2005. In the third quarter of 2004, MGE Construct received a service fee of $0.7 million (pretax) from the State in relation to its role as EPC contractor for WCCF. This amount is classified as revenue from non-regulated operations within MGE Energy's financial statements. The total fee of $5.0 million will be recognized as services are rendered and will be collected over a 22-month period. MGE Construct has received $2.0 million (pretax) in service fees for the nine months ended September 30, 2004.

In accordance with the WCCF lease between MGE Power West Campus and MGE, MGE Power West Campus began billing MGE for carrying costs on WCCF. The carrying costs billed to MGE started on January 29, 2004, the date MGE received approval from the PSCW to defer these costs, and will continue through construction of the project. Carrying costs totaled $5.4 million for the nine months ended September 30, 2004. These amounts are classified as regulatory assets within the financial statements.

MGE Energy, MGE Power West Campus, and MGE Construct have assumed certain risks in regards to some of the executed agreements related to the WCCF. In the EPC Agreement, MGE Power West Campus is responsible for cost overruns and MGE Construct is responsible for the entire construction process for the facility, including paying liquidated damages relating to failure to achieve the Mechanical Completion Date Guarantee and/or the Acceptance Test Capacity Guarantee. MGE Energy has guaranteed MGE Construct's obligations under the EPC Agreement.

The expected cost to construct WCCF is approximately $185 million in total, of which $105 million is MGE Power West Campus' estimated portion. As of September 30, 2004, MGE Power West Campus had incurred $84.9 million of costs on the project, which is reflected in construction work in progress on MGE Energy's and MGE's consolidated balance sheets. These costs represent amounts paid for equipment as well as other costs associated with construction of the facility.

13. ATC - MGE.

As of September 30, 2004, MGE holds a 5% interest in ATC and accounts for its investment in that interest under the equity method of accounting due to its ability to exercise significant control over management activities. MGE has a seat on the board of directors and owns 20% of the voting stock of ATC Management, Inc., which manages and operates ATC. MGE records as equity in earnings of the investee its share of ATC's earnings, amortization of the SFAS 109 regulatory liability, and deferred investment tax credits related to the transmission assets transferred to ATC. During the three and nine months ended September 30, 2004, MGE recorded pretax equity earnings from its investment in ATC of $1.1 million and $3.1 million, respectively. MGE recorded transmission expense from ATC of $3.4 million and $10.1 million for the three and nine months ended September 30, 2004, respectively.

On November 21, 2002, MGE and ATC entered into an interconnection agreement related to transmission system upgrades for WCCF. MGE issued to ATC a "Notice to Proceed for the Procurement of the Equipment" for the system upgrades. MGE has advanced funds for construction to ATC for transmission equipment related to WCCF in the amount of $2.0 million for the nine months ended September 30, 2004. The total advanced to ATC for this project is $12.4 million as of September 30, 2004. MGE will be reimbursed by ATC upon completion of the project.

MGE has agreed to provide to ATC an additional capital commitment of $3.6 million in 2004, of which $2.6 million has been funded through September 30, 2004.

14. Power the Future Generation

On February 23, 2001, MGE secured an option to own a portion of the advanced technology, coal-fired, baseload generation facilities proposed in We Energies' Power the Future plan. The plan includes three new 600-MW coal-fired plants to be located in Wisconsin. Pursuant to an amended agreement reached on January 31, 2003, MGE has the option to acquire an undivided 8.33% (16.66% under certain conditions) ownership interest in each of the proposed coal plants or up to approximately 50 MW per unit.

The PSCW issued an order in November 2003 approving We Energies' request for a CPCN for Units 1 and 2. Four appeals have been filed challenging the order. In addition, two lawsuits have been filed in Dane County Circuit Court against the DNR contending that the DNR did not comply with state laws when it participated with the PSCW in preparing the environmental impact statement for Units 1 and 2. Also, several parties have sought to contest the issuance of various environmental permits needed for the construction of the units. The resolution of these proceedings as well as the risks generally associated with construction of the units may adversely affect the costs and completion times for the units. At present, Unit 1 is scheduled to begin operating in 2009, and Unit 2 is scheduled to begin operating in 2010.

The PSCW issued an order on June 25, 2004, approving MGE's participation in Units 1 and 2 (should MGE choose to exercise its options) and approving a facility lease agreement between MGE Power Elm Road (a non-utility subsidiary of MGE Energy) and MGE. The financial terms of the facility lease include a capital structure of 55% equity and 45% long-term debt, a return on equity of 12.7%, a lease term of 30 years, and a 5% rent reduction in the first five years. MGE anticipates making a decision on whether to exercise the option by the middle of 2005. If the options on Units 1 and 2 are exercised, MGE Energy's share of capital costs for an 8.33% ownership interest in both units would be an estimated $183 million. A substantial portion of those capital costs would be incurred from 2005 through 2009, with more than half expected to be incurred during 2006 and 2007.

On July 23, 2004, a petition was filed by one individual in Dane County Circuit Court challenging the PSCW's order authorizing MGE's participation in Units 1 and 2 of We Energies' Power the Future Plan. The case was dismissed by stipulation of all the parties and order of the Court on October 25, 2004.

15. Segment Information - MGE Energy and MGE.

MGE Energy operates in three business segments: MGE's electric utility operations, MGE's gas utility operations, and non-regulated energy operations. The electric utility business generates and distributes electricity and contracts for transmission service. The gas utility business purchases and distributes natural gas and contracts for the transportation of natural gas.

The non-regulated energy operations are conducted through subsidiaries of MGE Energy other than MGE. These subsidiaries have been formed to own and construct new electric generating capacity. At present, they are undertaking the construction of WCCF, which started in the fall of 2003. The following table shows key information about all three of these segments, including the distribution of net assets, for the nine months ended September 30, 2003 and 2004.

MGE's general corporate expenses include the cost of executive management, corporate accounting and finance, information technology, risk management, human resources and legal functions, and employee benefits that are allocated to electric and gas based on formulas prescribed by the PSCW. Identifiable assets are those used in MGE's operations in each segment. Assets not allocated consist primarily of cash and cash equivalents, restricted cash, accounts receivable, and prepaid assets.

The following table shows segment information for MGE Energy's operations:

(In thousands)
MGE Energy Nine Months Ended Sept. 30, 2004	Electric	Gas	Non-regulated	Total
Gross operating revenues	$ 191,462	$ 120,878	$ 2,045	$ 314,385
Interdepartmental revenues	(354)	(6,496)	-	(6,850)
Depreciation and amortization	(12,975)	(5,499)	-	(18,474)
Other operating expenses	(138,876)	(98,739)	(326)	(237,941)
Operating income	$ 39,257	$ 10,144	$ 1,719	$ 51,120

Nine Months Ended Sept. 30, 2003
Gross operating revenues	$ 187,934	$ 117,600	-	$ 305,534
Interdepartmental revenues	(417)	(6,044)	-	(6,461)
Depreciation and amortization	(12,387)	(5,169)	-	(17,556)
Other operating expenses	(138,475)	(94,091)	(174)	(232,740)
Operating income	$ 36,655	$ 12,296	$ (174)	$ 48,777

The electric and gas utility operations segments represent substantially all of the revenue-generating segments for MGE and substantially all of the revenue for MGE Energy. The following table shows segment information for MGE's operations:

(In thousands)
MGE Nine Months Ended Sept. 30, 2004	Electric	Gas	Non-regulated	Total
Gross operating revenues	$ 191,462	$ 120,878	$ -	$ 312,340
Interdepartmental revenues	(354)	(6,496)	-	(6,850)
Depreciation and amortization	(12,975)	(5,499)	-	(18,474)
Other operating expenses	(151,588)	(101,927)	-	(253,515)
Operating income	$ 26,545	$ 6,956	-	$ 33,501

Nine Months Ended Sept. 30, 2003
Gross operating revenues	$ 187,934	$ 117,600	-	$ 305,534
Interdepartmental revenues	(417)	(6,044)	-	(6,461)
Depreciation and amortization	(12,387)	(5,169)	-	(17,556)
Other operating expenses	(150,222)	(98,288)	-	(248,510)
Operating income	$ 24,908	$ 8,099	-	$ 33,007

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
MGE Energy	2004	2003	2004	2003
Electric operating income	$ 18,181	$ 20,746	$ 39,257	$36,655
Gas operating income (loss)	(2,396)	(951)	10,144	12,296
Non-regulated operating income (loss)	521	(102)	1,719	(174)
Consolidated operating income	16,306	19,693	51,120	48,777
Other income, net	706	217	3,475	1,768
Interest expense, net	(2,774)	(3,014)	(8,348)	(8,591)
Income tax provision	(5,131)	(6,788)	(17,521)	(16,638)
Net income	$ 9,107	$ 10,108	$ 28,726	$ 25,316

MGE
Electric operating income	$ 11,859	$ 13,387	$ 26,545	$ 24,908
Gas operating income	(1,145)	(324)	6,956	8,099
Non-regulated operating income	-	-	-	-
Consolidated operating income	10,714	13,063	33,501	33,007
Other income and deductions	818	51	2,162	1,102
Interest expense, net	(2,679)	(2,842)	(8,258)	(8,589)
Net income	$ 8,853	$ 10,272	$ 27,405	$ 25,520

(In thousands) MGE Energy	Electric	Gas	Assets not Allocated	Non- regulated	Total
Assets:
September 30, 2004	$ 466,085	$ 168,802	$ 40,134	$ 98,164	$ 773,185
December 31, 2003	444,960	166,345	55,839	54,543	721,687

Capital Expenditures:
Nine Months ended September 30, 2004	25,086	8,264	-	36,308	69,658
Year ended December 31, 2003	40,833	13,875	-	28,262	82,970

MGE
Assets:
September 30, 2004	$ 466,085	$168,802	$ 40,134	$ 87,584	$ 762,605
December 31, 2003	444,960	166,345	55,839	48,928	716,072

Capital Expenditures:
Nine Months ended September 30, 2004	25,086	8,264	-	36,308	69,658
Year ended December 31, 2003	40,833	13,875	-	28,262	82,970

16. Commitments and Contingencies - MGE Energy and MGE.

a. Coal Contracts.

MGE has coal contracts related to the Blount plant. None of these contracts contain demand obligations. Fuel procurement for MGE's jointly owned Columbia is handled by Alliant, the operating company. If any minimum purchase obligations must be paid under these contracts, management believes such obligations would be considered costs of service and recoverable in rates.

b. Energy Commitments.

MGE has several purchased power and transmission contracts to help meet future electric supply requirements. As of September 30, 2004, MGE's total annual commitments for purchased power contracts for capacity and transmission are estimated to be $16.8 million in 2004, $14.5 million in 2005, $14.6 million in 2006, $11.3 million in 2007, and $9.6 million in 2008. Management expects to recover these costs in future customer rates.

c. Natural Gas Transportation and Storage Contracts.

MGE's natural gas supply, transportation, and storage contracts require fixed monthly payments for firm supply and firm pipeline transportation and storage capacity. The pricing components of the fixed monthly payments for the transportation and storage contracts are established by FERC but may be subject to change. The annual payments are estimated to be $15.1 million in 2004, $14.2 million in 2005, $14.5 million in 2006, $14.4 million in 2007, and $14.2 million in 2008. Management expects to recover these costs in future customer rates.

d. Environmental.

MGE is subject to local, state, and federal regulations concerning air quality, water quality, and solid waste disposal. Those regulations affect the manner in which MGE conducts its operations, the costs of those operations, as well as some capital and operating expenditures. It can also affect the siting, timing, and cost of new projects or other significant actions affecting the environment. MGE believes it has met the requirements of current environmental regulations. MGE is not able to predict the direction of future regulations or if compliance with any such regulations will involve additional expenditures for pollution control equipment, plant modifications, or curtailment of operations. Such actions could reduce capacity or efficiency at existing plants or delay the construction and operation of future generating facilities.

The ongoing issue of global warming could result in significant costs to reduce CO2 emissions from fossil-fueled generation sources such as coal and gas-fired plants. MGE does not yet know the amounts of these expenditures or the period of time over which they may be required.

Air quality

Proposed and final MACT standards. Section 112 of the 1990 Clean Air Act Amendments requires the EPA to develop standards to control major sources of hazardous air pollutants to levels generally consistent with the lowest-emitting facilities in similar source categories. MGE operates several sources that may be subject to MACT standards including electric steam generating units; combustion turbines; reciprocating internal combustion engines; and industrial, commercial, and institutional boilers. All sources, except Blount and Columbia coal-fired units, are expected to be exempt from implementing additional emission-control strategies. WCCF is subject to the MACT standard for combustion turbines, but no additional controls are anticipated other than those being constructed. The EPA has signed final MACT standards for electric-steam generating units, and MGE will be required to comply with these new limits in 2007 if the rules are published in the same form. Complying with the MACT standards may increase capital expenditures and operating and maintenance expenses.

Wisconsin mercury emission reduction rule. The DNR has promulgated an administrative rule (NR 446) that requires reduction of mercury emissions of 40% by 2010 and 75% by 2015 for "major utilities" located in Wisconsin, i.e., those investor-owned public utilities emitting 100 pounds or more of mercury annually on a system-wide basis. The rule allows each utility to average their mercury emission reduction requirement across their entire system of coal-fired boilers. As a joint owner of Columbia, MGE may have increased capital expenditures and operating and maintenance expenses if the owners choose to control mercury emissions at Columbia.

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

On March 2, 2000, the Court of Appeals for the District of Columbia held that the EPA "acted unlawfully by including Wisconsin in the [NOx] SIP Call" for purposes of the State's alleged impacts to downwind one-hour ozone nonattainment areas. However, that portion of the rule concerning Wisconsin's alleged impacts on downwind, eight-hour ozone nonattainment areas has been stayed. If that stay is lifted and that portion of the NOx SIP Call concerning eight-hour ozone nonattainment areas is upheld, the resulting NOx emission budget for Wisconsin could potentially affect the level of permissible NOx emissions from Blount, Columbia, and WCCF. The new NOx limits could increase capital expenditures and operating and maintenance expenses at those facilities.

Clean Air Interstate Rule. In January 2004, the EPA proposed Interstate Air Quality rules that would mitigate the transport of fine particulate matter and ozone pollution by imposing emission reduction requirements on SO2 and NOx in 29 eastern states and the District of Columbia. These reductions would be implemented in two phases through a cap and trade system. SO2 emissions would be reduced by 3.6 million tons by 2010 (approximately 40% below current levels) and by another 2 million tons per year when the rules are fully implemented (approximately 70% below current levels). Emissions of NOx would be cut by 1.5 million tons by 2010 (approximately 55% below current levels) and 1.8 million tons annually in 2015 (approximately 65% below current levels). The EPA is expected to finalize the rule by the end of 2005. Complying with the rule would likely increase capital expenditures as well as operating and maintenance expenses at Blount and Columbia.

In a separate but closely related action, the EPA also proposed a Utility Mercury Reduction rule for controlling mercury emissions from utility boilers. The draft rule proposes several control options. The EPA is expected to finalize the rule by the end of 2004. Complying with the rule would likely increase capital expenditures as well as operating and maintenance expenses at Blount and Columbia.

Columbia. In December 2000, February  2001, June 2002, and January 2003, Alliant received Requests for Information from the EPA seeking information concerning Columbia's compliance with the Clean Air Act. The requests appear to be part of an EPA initiative to assess the regulatory consequences of past investments in utility generation, energy efficiency, maintenance, and environmental protection within the utility sector. WPL, the plant operator, has responded to all requests, but MGE has not been informed of any response from the EPA. The plant operator has not informed MGE of any definitive increase in capital expenditures or operating and maintenance expenses arising from the EPA's inquiry.

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

On March 25, 2004, the State filed a complaint in state court against Alliant, as operator of Columbia, seeking forfeitures, penalties, and injunctive relief for exceeding limits in its Wisconsin Pollutant Discharge Elimination System permit. In addition, Alliant and WPSC were named in a Federal Water Pollution Control Act citizen suit action alleging similar violations. In July 2004, Alliant, WDOJ, and WELA settled the matter for $150,000 and a commitment to implement upgrades to the facility's wastewater system. MGE owns a 22% share of Columbia along with the other co-owners Alliant and WPSC. MGE has recorded a liability at September 30, 2004, for its proratable share of the monetary settlement.

EPA has promulgated new rules establishing performance standards for cooling water intake structures at large power plants. The rule is currently subject to a legal challenge by a coalition of states and environmental groups. The rule, as currently drafted, applies to facilities that can withdraw at least 50 million gallons per day of water and use 25% or more of that withdrawal for cooling. The EPA water rule may have an impact on MGE's Blount plant that may result in additional capital expenditures. MGE cannot predict at this time what the impact would be.

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

As a result of the Blount 69-kV transmission substation expansion, coal tar-contaminated soil and debris within the excavation zone were removed and disposed of in accordance with a DNR-approved "Removal Action Work Plan." MGE has paid $1.5 million in expenses to complete this cleanup, and expects to recover cleanup costs in future electric rates. Carrying costs associated with the cleanup expenditures will not be recoverable.

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

As part of the agreement, MGE conducts voluntary audits of Blount's compliance with various environmental laws. The auditors identified several conformance exceptions which were addressed and disclosed pursuant to a state statute that provides for qualified civil enforcement immunity. MGE believes that it has adequately responded to the audit's findings and does not anticipate any further action by state regulators.

e. Chattel Paper Agreement - MGE.

MGE makes available to qualifying customers a financing program for purchasing and installing energy-related equipment that will provide more efficient use of utility service at the customer's property. MGE is party to a chattel paper purchase agreement with a financial institution under which it can sell or finance an undivided interest with recourse, in up to $10.0 million of the financing program receivables, until August 31, 2005. At September 30, 2004, MGE had sold an outstanding $5.9 million interest in these receivables, which MGE accounted for as a sale under SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities - A Replacement of FASB Statement No. 125. MGE retains the servicing responsibility for these receivables.

MGE maintains responsibility for collecting and remitting loan payments from customers to the financial institution and does not retain any interest in the assets sold to the financial institution. MGE has recorded a servicing asset of $0.3 million as of September 30, 2004 and 2003.

The loan assets are sold to the financial institution at cost, which approximates fair value in view of their market rates of interest. During the nine months ended September 30, 2004 and 2003, MGE received approximately $0.8 million and $1.1 million, respectively, of cash from the financial institution for the sale of loan assets. During those same periods, payments of $1.6 million and $1.3 million, respectively, were made by MGE to the financial institution.

f. West Campus Cogeneration Facility.

Petition for Judicial Review

On November 6, 2003, Friends of Responsible Energy (FORE), an unincorporated citizen association, filed a petition with the Dane County, Wisconsin, Circuit Court seeking judicial review of various decisions made by the PSCW, the DNR, the UW, and the Wisconsin Department of Administration in connection with the WCCF. Those decisions include the grant of a CPCN by the PSCW and various environmental determinations made by the governmental parties. FORE alleged that those decisions were arbitrary, capricious, and contrary to law and sought to have them set aside or remanded for further review. MGE Energy, along with MGE and MGE Power West Campus, intervened as a party to the proceeding. On September 28, 2004, the Judge issued a Decision dismissing the FORE Circuit Court case entirely.

WCCF Purchase Commitments

MGE and MGE Construct have entered into various contracts for the purchase of equipment and services related to the construction of WCCF. All contracts which were entered into by MGE have been assigned or are in the process of being assigned to MGE Construct. All contracts are summarized in the following table.

(In thousands)	Contract Total	Payments through September 30, 2004	Remaining Contract Amounts
Gas turbines	$ 29,700	$ 29,700	$ -
Steam turbine	7,600	7,600	-
Heat-recovery steam generators	11,993	11,993	-
Chiller equipment	6,689	6,020	669
Prime contractors	32,750	16,333	16,417
Project management	8,400	6,913	1,487
Miscellaneous equipment	35,952	28,074	7,878
Total	$ 133,084	$ 106,633	$ 26,451

g. Wind Power Purchase Agreement.

On July 16, 2004, MGE signed a 20-year power purchase agreement for 40 MW of wind energy to be located near Waupun, Wisconsin. The agreement increases MGE's wind power output capacity from 12 MW to 52 MW.

During September 2004 the federal government extended the Production Tax Credit which provides tax incentives for alternative energy projects such as wind power. The extension runs through Jan. 1, 2006.

17. Subsequent Events

On October 26, 2004, MGE entered into a non-exchange traded weather derivative. Per the terms and conditions of this agreement, MGE is subject to a floor and a ceiling based on forecasted heating degree days. If actual heating degree days exceed the ceiling, MGE is obligated to pay and if heating degree days are below the floor, MGE will receive payment. The payment or receipt under this agreement is not permitted to exceed $1.0 million (excluding premium). The term of this agreement extends from November 2004 until March 2005 and the premium for this weather hedge is $0.1 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

MGE Energy is a holding company operating through subsidiaries in three business segments: electric utility operations, gas utility operations, and non-regulated energy operations. Our principal subsidiary is MGE, which conducts our electric utility and gas utility operations. MGE generates and distributes electricity to nearly 132,000 customers in Dane County, Wisconsin, including the city of Madison, and purchases and distributes natural gas to more than 129,000 customers in the Wisconsin counties of Columbia, Crawford, Dane, Iowa, Juneau, Monroe, and Vernon. Other subsidiaries, which constitute our non-regulated energy operations, have been formed to own and construct new electric generating capacity. Those subsidiaries are currently undertaking the construction of a 150-MW, electricity, steam, and chilled-water cogeneration facility on the UW campus.

MGE's electric and gas utility operations represent a substantial part of our assets, liabilities, revenues, and expenses. Consequently, the following discussion focuses mainly on the results of operations and financial condition of MGE.

Executive Summary - MGE Energy and MGE.

In the third quarter of 2004, our utility operations experienced a decrease in electric retail sales volumes of 4.7% while retail gas deliveries decreased 3.2%. Electric revenues decreased $3.0 million for the three months ended September 30, 2004, mainly due to a decrease in retail volumes, however gas revenues increased $1.3 million due to an increase in rates. Total operation and maintenance expenses for MGE Energy increased $1.7 million due to higher administrative and general expenses. MGE Energy also experienced lower interest costs as a result of the generally lower interest rates for our variable-rate debt during the quarter resulting in a $0.2 million decrease in interest expense.

We anticipate relying on short- and long-term borrowings to support the continued construction of WCCF and the associated capital expenditures. In addition, on September 15, 2004, MGE Energy sold 1,265,000 shares of its common stock in an under written offering for net proceeds of approximately $39.0 million. The proceeds were used to repay short-term borrowings incurred to finance the construction of the WCCF and for general corporate purposes.

Our primary focus today and for the foreseeable future is our core utility customers at MGE. MGE continues to face the challenge of providing its customers with reliable power at competitive prices. MGE plans to meet this challenge by building more efficient generation projects and continuing its efforts to control operational costs. We believe it is critical to maintain both a strong credit standing and financial strength in MGE as well as the parent company in order to accomplish these goals.

Results of Operations

Substantially all of MGE Energy's results of operations are attributable to the operations of its utility subsidiary MGE. MGE Energy's other significant business activity relates to the development of a cogeneration project, which is under construction. Consequently, the following discussion focuses mainly on MGE's results of operations for the three and nine months ended September 30, 2004, in comparison to the same periods in the prior year.

Electric Utility Operations

Electric sales and revenues

The following tables compare MGE's electric retail revenues and electric kWh sales by customer class for the periods indicated:

(In thousands)	Revenues			kWh Sales
	Three months ended September 30,			Three months ended September 30,
	2004	2003	% Change	2004	2003	% Change
Residential	$ 24,246	$ 26,511	(8.5)	206,539	235,321	(12.2)
Commercial	35,790	36,242	(1.2)	458,973	469,756	(2.3)
Industrial	3,659	3,806	(3.9)	73,836	73,574	0.4
Other - retail/municipal	5,463	5,529	(1.2)	95,505	97,224	(1.8)
Total retail	69,158	72,088	(4.1)	834,853	875,875	(4.7)
Sales for resale	92	1,082	(91.5)	1,167	23,474	(95.0)
Other revenues	521	(359)	(245.1)	-	-	-
Total	$ 69,771	$ 72,811	(4.2)	836,020	899,349	(7.0)
Cooling degree days (normal 448)				339	463

(In thousands)	Revenues			kWh Sales
	Nine months ended September 30,			Nine months ended September 30,
	2004	2003	% Change	2004	2003	% Change
Residential	$ 66,000	$ 64,944	1.6	588,565	609,020	(3.4)
Commercial	93,977	91,407	2.8	1,273,170	1,259,758	1.1
Industrial	11,452	11,442	0.1	232,675	228,725	1.7
Other - retail/municipal	14,165	13,810	2.6	253,507	247,811	2.3
Total retail	185,594	181,603	2.2	2,347,917	2,345,314	0.1
Sales for resale	922	5,134	(82.0)	19,268	105,025	(81.7)
Other revenues	4,592	780	488.7	-	-	-
Total	$ 191,108	$ 187,517	1.9	2,367,185	2,450,339	(3.4)
Cooling degree days (normal 619)				448	555

Electric operating revenues decreased $3.0 million or 4.2% for the three months ended September 30, 2004, and up $3.6 million or 1.9% for the nine months ended September 30, 2004, compared to the same periods in the prior year. The change was due to the following factors:

(In millions)	Three months ended September 30, 2004	Nine months ended September 30, 2004
Increase in Retail Rates	$0.5	$3.8
(Decrease) Increase in Retail Volume	(3.4)	0.2
(Decrease) in Sales for Resale	(1.0)	(4.2)
Increase in Other Electric Revenues	0.9	3.8
	($3.0)	$3.6

• Rates. The PSCW authorized increases in MGE's electric rates effective January 14, 2004, and March 1, 2003, to cover rising fuel costs for electric generation and increased system demands. Retail revenues reflect a fuel credit in the amount of $3.1 million, which was refunded to customers in the first quarter of 2004. The liability for this fuel credit was previously accrued from August 2003 through January 2004 as a decrease to other electric revenues. In addition, MGE recorded a reduction to electric revenues of $1.3 million in the third quarter of 2004 to reflect an estimated fuel refund due customers as a result of a PSCW proceeding initiated on August 10, 2004.

• Volume. There was a 4.7% decrease in total retail sales volumes for the three months ended September 30, 2004, mainly reflecting a decrease in residential customer usage due to milder summer weather. There was a 0.1% increase in total retail sales volumes for the nine months ended September 30, 2004, which is mainly attributable to increases in sales from large commercial and industrial customers and other - retail/municipal customers.

• Other effects. Other electric revenues increased for the nine months ended September 30, 2004, compared to the same period in the prior year due to the reversal of the fuel credit liability, which was refunded to customers in the first quarter of 2004. The actual fuel refund decreased retail revenues and is offset by an increase in other electric revenues.

• Sales for resale. The decrease in sales for resale reflects lower sales volume due to the expiration of a contract with Alliant to sell 25 MW of electric capacity. The contract was in effect from January through August 2003. Sales for resale also include transactions conducted on the PJM market since the establishment and involvement in PJM market on May 1, 2004.

On May 1, 2004, PJM began managing the flow of wholesale electricity over ComEd transmission lines and administering open, competitive wholesale electricity trading markets. MGE has three purchase power agreements that are impacted by ComEd's integration into the PJM market. MGE has recorded certain transactions on the PJM market on a net basis resulting in a $2.0 million and $3.2 million reduction to sales for resale and purchased power expense for the three and nine months ended September 30, 2004, respectively.

Electric fuel and purchased power

Fuel used for electric generation decreased $1.0 million or 8.6% during the three months ended September 30, 2004. This decrease is attributable to a 1.5% decrease in volume and a 7.0% decrease in per-unit cost. Fuel used for electric generation increased $2.0 million or 6.1% during the nine months ended September 30, 2004, compared to the same periods in the prior year. This increase is due to higher rates and an increase in the year-to-date electric generation at MGE's baseload plants. The per-unit cost of internal generation increased 2.5% for the nine months ended September 30, 2004, when compared to the same period in the prior year. MGE's internal generation increased 3.9% for the nine months ended September 30, 2004, mainly due to a 16.5% increase during the first quarter of 2004. This large increase was the result of the Columbia facility being off line during a portion of the first quarter of 2003 but back on line for the first quarter of 2004.

Purchased power expense decreased $0.1 million for the three months ended September 30, 2004, compared to the same period in the prior year. This decrease represents a 15.8% decrease in the volume of purchased power offset by a 17.7% increase in the per-unit cost. Purchased power expense decreased $2.2 million for the nine months ended September 30, 2004. The decrease is due to a 15.1% decrease in the volume of purchased power offset by a 11.4% increase in per-unit cost. These fluctuations include a $2.0 million and $3.2 million reduction to purchased power expense for the three and nine months ended September 30, 2004, respectively, which resulted from the netting of transactions in the PJM market in which we were buying and selling power within the same period to meet our electric energy delivery requirements.

Gas Utility Operations

Gas deliveries and revenues

The following tables compare MGE's gas retail revenues and gas delivered by customer class for the periods indicated:

	Revenues			Therms delivered
	Three months ended September 30,			Three months ended September 30,
(In thousands)	2004	2003	% Change	2004	2003	% Change
Residential	$ 8,897	$ 8,073	10.2	6,213	6,291	(1.2)
Commercial/industrial	6,568	6,200	5.9	7,392	7,766	(4.8)
Total retail	15,465	14,273	8.4	13,605	14,057	(3.2)
Gas transportation	625	667	(6.3)	9,702	10,069	(3.6)
Other revenues	298	180	65.6	-	-	-
Total	$ 16,388	$ 15,120	8.4	23,307	24,126	(3.4)
Heating degree days (normal 205)				166	185

	Revenues			Therms delivered
	Nine months ended September 30,			Nine months ended September 30,
(In thousands)	2004	2003	% Change	2004	2003	% Change
Residential	$ 65,708	$ 64,231	2.3	62,704	67,598	(7.2)
Commercial/industrial	45,008	43,449	3.6	54,993	57,678	(4.7)
Total retail	110,716	107,680	2.8	117,697	125,276	(6.0)
Gas transportation	2,359	2,435	(3.1)	34,518	35,947	(4.0)
Other revenues	1,307	1,441	(9.3)	-	-
Total	$ 114,382	$ 111,556	2.5	152,215	161,223	(5.6)
Heating degree days (normal 4,611)				4,578	4,921

Gas revenues increased $1.3 million or 8.4% for the three months ended September 30, 2004, and increased $2.8 million or 2.5% for the nine months ended September 30, 2004, compared to the same periods in the prior year. These changes are related to the following factors:

(In millions)	Three months ended September 30, 2004	Nine months ended September 30, 2004
Gas costs/rates	$1.7	$9.5
Gas deliveries	(0.5)	(6.5)
Other miscellaneous effects	0.1	(0.2)
Total	$1.3	$2.8
Average rate per therm	$1.14	$0.94

• Gas costs/rates. The PSCW authorized increases in MGE's gas rates effective January 14, 2004, and March 1, 2003, to cover increased system demands. The average rate per therm for the nine months ended September 30, 2004, increased 9.3% compared to the same period in the prior year.

• Retail gas deliveries. The 6.0% decrease in retail gas deliveries for the nine months ended September 30, 2004, was mainly the result of warmer temperatures, reflected by a 7.0% decrease in the number of heating degree days during the nine months ended September 30, 2004, compared to the same period in the prior year.

Natural gas purchased

For the three months ended September 30, 2004, natural gas purchases increased by $1.0 million due to an increase of $2.0 million in the cost of natural gas offset by a $1.0 million decrease in the volume of gas purchased during the period. For the nine months ended September 30, 2004, natural gas purchases increased $1.4 million due to a $5.3 million increase in the cost of natural gas offset by a $3.9 million decrease in the volume of gas purchased.

Other Non-regulated Revenues - MGE Energy

For the three and nine months ended September 30, 2004, MGE Construct received fees of $0.7 and $2.0 million, respectively, from the State. These payments were for services rendered in relation to MGE Construct's role as EPC contractor for the WCCF.

Operations and Maintenance Expense - MGE Energy and MGE

Operations and maintenance expense for MGE Energy increased $1.7 million and $3.2 million for the three and nine months ended September 30, 2004, compared to the same periods in the prior year, respectively. Operations and maintenance expense for MGE increased $1.6 million and $3.0 million for the three and nine months ended September 30, 2004, compared to the same periods in the prior year, respectively. These increases are primarily attributable to increases in electric production expenses, overhead line maintenance expense, and administrative and customer service expenses. These increases are partially offset by reductions in operating expenses at Columbia.

Depreciation and Amortization - MGE Energy and MGE

For the three months ended September 30, 2004, depreciation expense increased by $0.5 million or 8.1% compared to the same period in the prior year. For the nine months ended September 30, 2004, depreciation expense increased $0.9 million or 5.2% from the same period in the prior year. These increases are attributable to an increase in the gross property, plant, and equipment balance between the two periods.

Other General Taxes - MGE Energy

MGE Energy's other general taxes increased 10.6% and 9.4% for the three and nine months ended September 30, 2004, respectively, compared to the same periods in the prior year. These increases are primarily attributable to an increase in MGE's license fee tax. Wisconsin's license fee tax is in lieu of property tax on utility property. The tax is estimated and prepaid one year ahead of expense recognition, then finally determined as a percentage of adjusted operating revenues from the prior calendar year and amortized to expense on a straight-line basis.

Income Taxes - MGE Energy

MGE Energy's effective income tax rate is 37.9% for the nine months ended September 30, 2004, compared to an effective income tax rate of 39.7% for the nine months ended September 30, 2003. The decrease in the effective income tax rate is primarily due to the accounting for the Medicare Part D federal subsidy and the favorable resolution of a tax contingency, for which a liability had been established.

Other Income - MGE Energy

For the three months ended September 30, 2004, MGE Energy's other income increased $0.5 million due to a decrease in the amount of charitable contributions made in the current year compared to those made in the prior year. For the nine months ended September 30, 2004, other income increased $1.7  million. Factors contributing to this increase include a gain on the sale of assets of $0.6 million, an increase in ATC earnings of $0.2 million, a decrease in charitable contributions of $0.6 million, and an increase in AFUDC equity income of $0.3 million.

Interest Expense - MGE Energy

During the three and nine months ended September 30, 2004, MGE Energy's net interest expense decreased $0.2 million compared to the same periods in the prior year. The decrease is due to lower interest rates on variable rate long-term debt.

Contractual Obligations and Commercial Commitments - MGE Energy and MGE

There were no material changes, other than from the normal course of business, to MGE Energy's and MGE's contractual obligations (representing cash obligations that are considered to be firm commitments) and commercial commitments (representing commitments triggered by future events) during the three and nine months ended September 30, 2004. Further discussion of the contractual obligations and commercial commitments is included in MGE Energy's and MGE's annual reports on Form 10-K for the year ended December 31, 2003.

Liquidity and Capital Resources

Cash Flows

The following summarizes cash flows during the nine months ended September 2004 and 2003, respectively:

	MGE Energy		MGE
(Thousands of dollars)	2004	2003	2004	2003
Cash provided by (used for):
Operating activities	$ 62,625	$ 75,505	$ 62,253	$ 74,231
Investing activities	(73,016)	(90,449)	(73,628)	(49,719)
Financing activities	12,838	16,690	13,695	(24,347)

Cash Provided by Operating Activities

MGE Energy's consolidated net cash provided by operating activities is derived mainly from the electric and gas operations of its principal subsidiary, MGE.

Cash provided by MGE Energy's operating activities was $62.6 million for the nine months ended September 30, 2004. Current assets decreased $12.7 million for the nine months ended September 30, 2004, primarily due to decreases in unbilled and billed receivables ($17.1 million) reflecting lower retail sales and decreases in prepayments ($6.5 million), offset by increases in other receivables ($2.3 million), stored natural gas and fossil fuel ($7.3 million) reflecting a planned build-up for the winter months, and materials and supplies ($1.3 million). Current liabilities decreased $2.3 million for the nine months ended September 30, 2004, primarily due to a decrease in accounts payable.

Cash Used for Investing Activities

Cash used for MGE Energy's investing activities decreased $17.4 million or 19.3% for the nine months ended September 30, 2004, compared to the same period in the prior year. This decrease is primarily attributable to a $14.6 million decrease in capital expenditures for the nine months ended September 30, 2004, compared to same period in the prior year. Capital expenditures related to WCCF decreased $4.4 million for the nine months ended September 30 2004, compared to the same period in the prior year. In 2003, MGE Energy's capital expenditures related to WCCF included the State's portion. In November 2003, the State reimbursed MGE Construct for its share of construction costs incurred throughout 2003. MGE Construct now bills the State monthly for its share of the cost of WCCF in accordance with the EPC Agreement. MGE utility plant additions also decreased $10.2 million during the nine months ended September 30, 2004, compared to the same period in the prior year. MGE Energy's advance payments to ATC in conjunction with WCCF decreased $4.1 million for the nine month period ended September 30, 2004, compared to the same period in the prior year. Additionally, in the first quarter of 2004, MGE Energy received $0.6 million in proceeds for the sale of property and an additional $0.8 million from other investing activities when compared to the same period in the prior year. These changes were offset by capital contributions made by MGE to ATC for the nine months ended September 30, 2004, totaling $2.6 million.

Cash used for MGE's investing activities increased $23.9 million or 48.1% for the nine months ended September 30, 2004, compared to the same period in the prior year. As of December 31, 2003, MGE Power West Campus is being consolidated into MGE in accordance with FIN 46R (see Footnote 11b.) Therefore, for the nine months ended September 30, 2004, MGE's cash used for investing activities includes the capital expenditures related to WCCF. MGE also made capital contributions to ATC totaling $2.6 million. These increases are offset by a decrease in capital expenditures related to MGE in the amount of $10.2 million, a decrease in the advance made to ATC related to WCCF ($4.1 million), and an additional $0.8 million received from other investing activities.

Cash Provided by (Used for) Financing and Capital Resources

Cash provided by MGE Energy's financing activities was $12.8 million for the nine months ended September 30, 2004, compared to $16.7 million for the same period in the prior year. During the nine months ended September 30, 2004, MGE Energy recorded net debt repayments of $25.2 million compared to net borrowings of $19.9 million for the same period in the prior year. Proceeds from the issuance of common stock increased $42.1 million for the nine months ended September 30, 2004, when compared to the same period in the prior year. This increase is a result of the equity issuance completed September 9, 2004. Proceeds received under this issuance were primarily utilized to repay short-term obligations. This increase is also a result of shares issued under the Distribution Agreement through BOCM and increased shares issued through the Dividend Reinvestment and Direct Stock Purchase Plan. Cash dividends for the nine months ended September 30, 2004, increased $1.0 million or 5.7% compared to the same period in the prior year.

On September 28, 2004, MGE Energy, Inc. renewed its $60 million revolving line of credit note with Bank One, N.A. The term of the line of credit note extends until September 30, 2005. The maximum principal amount available under the note is: $30 million from September 29, 2004, through December 31, 2004; $45 million on January 1, 2005, through March 31, 2005; and $60 million on April 1, 2005, through September 30, 2005. At any time, MGE Energy may amend the note and increase the "Commitment Amount" then available to an amount not to exceed $60 million. At September 30, 2004, MGE Energy had $6.5 million drawn on this line of credit and recorded as bank loans outstanding.

Cash provided by MGE's financing activities increased $38.0 million for the nine months ended September 30, 2004, compared to the same period in the prior year. This change is primarily the result of the consolidation of MGE Power West Campus into MGE in accordance with FIN 46R. MGE's financing activities include an equity contribution made from MGE Energy to WCCF for $33.4 million and $0.2 million of affiliate financing for WCCF. Cash dividends to the parent decreased $5.1 million and equity contributions from the parent increased $1.4 million for the nine months ended September 30, 2004, compared to the same period in the prior year. These changes were offset by a $2.0 million decrease in net debt borrowings.

Bank lines of credit available to MGE as of September 30, 2004, were $45 million. On July 14, 2004, MGE entered into the aforementioned $45 million, three-year, unsecured revolving credit agreement with a group of banks. This agreement will be used principally to support MGE's commercial paper program. MGE also has a letter of credit with a commercial bank (established as collateral for equipment purchases) that ATC will use to provide necessary system upgrades for the WCCF.

Capitalization Ratios

MGE Energy's capitalization ratios were as follows:

	MGE Energy
	Sept. 30, 2004	Dec. 31, 2003
Common shareholders' equity	59.1%	50.9%
Long-term debt*	38.8%	43.0%
Short-term debt	2.1%	6.1%
*Includes the current portion of long-term debt

MGE Energy's and MGE's Capital Requirements

MGE Energy's and MGE's liquidity is primarily affected by their capital requirements. During the nine months ended September 30, 2004, capital expenditures for MGE Energy totaled $69.7 million, which included $36.3 million of capital expenditures for WCCF and $33.4 million of capital expenditures for utility operations.

MGE Energy's and MGE's remaining capital commitments related to WCCF are estimated to be $20.1 million. MGE Energy plans to finance these capital expenditures through the issuance of both long- and short-term borrowings.

MGE anticipates 2004 regulated capital expenditures will be approximately $45 million. MGE uses its internally generated funds and short-term debt to satisfy a majority of its capital requirements. For larger capital investments, MGE would expect to finance these with additional long-term debt and capital contributions from MGE Energy.

The following table shows MGE's current credit ratings. MGE Energy is not yet rated because it has not issued any debt securities.

	Standard & Poor's	Moody's
First Mortgage Bonds Unsecured Medium Term Notes Commercial Paper	AA AA- A1+	Aa2 Aa3 P1

MGE's access to the capital markets, including the commercial paper market and its financing costs in those markets, is dependent on its securities' ratings. None of MGE's borrowings is subject to default or prepayment due to downgrading of securities' ratings, although MGE's future interest expense may be affected by a change in those ratings.

WCCF

The cost to construct WCCF is expected to be approximately $185 million in total, of which MGE Power West Campus' portion will be $105 million. MGE Construct bills the State monthly for its share of the cost of WCCF in accordance with the EPC Agreement. As of September 30, 2004, MGE Power West Campus had incurred $84.9 million of costs on the project, which is reflected in construction work in progress on MGE Energy's and MGE's consolidated balance sheets. For the nine months ended September 30, 2004, MGE Construct received a service fee of $0.7 million (pretax) from the State in relation to its role as EPC contractor for WCCF. The total fee of $5.0 million will be recognized as services are rendered and will be collected over a 22-month period.

MGE Energy, MGE Power West Campus, and MGE Construct have assumed certain risks related to some of the executed agreements. In the EPC Agreement, MGE Power West Campus is responsible for cost overruns and MGE Construct is responsible for the entire construction process for the facility, including paying liquidated damages relating to failure to achieve the Mechanical Completion Date Guarantee and/or the Acceptance Test Capacity Guarantee. MGE Energy is the guarantor of MGE Construct's obligations under the EPC Agreement.

Adoption of Accounting Principles

SFAS 143

In 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 provides accounting requirements for retirement obligations associated with tangible long-lived assets. MGE Energy and MGE were required to adopt SFAS 143 as of January 1, 2003. Retirement obligations associated with long-lived assets included within the scope of SFAS 143 are those for which there is a legal obligation under existing or enacted law, statute, written or oral contract, or by legal construction under the doctrine of promissory estoppel.

Effective January 1, 2003, MGE recorded an obligation for the fair value of its legal liability for asset retirement obligations associated with removing an electric substation, a combustion turbine generating unit, wind generating facilities, and the photovoltaic generating facilities, all of which are located on property not owned by MGE. At September 30, 2004, this liability is estimated at $1.5 million and included in other deferred liabilities.

At the point the liability for asset retirement is incurred, SFAS 143 requires capitalization of the costs to the related asset, property, plant, and equipment, net. For asset retirement obligations existing at the time of adoption, the statement requires capitalization of costs at the level that existed at the point of incurring the liability. These capitalized costs are depreciated over the same period as the related property. At the date of adoption, the depreciation expense for past periods was recorded as a regulatory asset in accordance with SFAS 71 because MGE believes the PSCW will allow it to recover these costs in future rates. Current depreciation of the asset retirement cost is also being deferred as a regulatory asset under SFAS 71. MGE applies SFAS 71 and recognizes regulatory assets or liabilities for the timing differences between when we recover legal asset retirement obligations in rates and when MGE would recognize these costs under SFAS 143.

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

The following table shows costs as of December 31, 2003, and changes to the asset retirement obligation and accumulated depreciation during the nine months ended September 30, 2004.

(In thousands)	(a) Original Asset Retirement Obligation	(b) Accumulated Accretion	(c) (a + b) Asset Retirement Obligation	(d) Accumulated Depreciation- Related Asset
Balance, December 31, 2003	$ 686	$ 675	$ 1,361	$ 175
Changes through September 30, 2004	27	65	92	22
Balance, September 30, 2004	$ 713	$ 740	$ 1,453	$ 197

As of September 30, 2004, MGE's regulatory asset, included in deferred charges, is the total accumulated accretion ($0.7 million) and accumulated depreciation ($0.2 million) or $0.9 million.

Accumulated costs of removal that are non-SFAS 143 obligations are classified within the financial statements as regulatory liabilities. At September 30, 2004, and December 31, 2003, there were $18.0 million and $18.2 million of these costs recorded as regulatory liabilities within the financials statements, respectively.

FIN 45.

In November 2002, the FASB issued FIN 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation provides the disclosures to be made by a guarantor in interim and annual financial statements about obligations under certain guarantees. The interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation.

MGE makes available to qualifying customers a financing program for the purchase and installation of energy-related equipment that will provide more efficient use of utility service at the customer's property. MGE is party to a chattel paper purchase agreement with a financial institution under which it can sell or finance an undivided interest with recourse, in up to $10.0 million of the financing program receivables, until August 31, 2005. Loans totaling $0.8 million have been sold to the financial institution during the nine months ended September 30, 2004. The liability for the fair value of the obligation associated with these loans is not material.

MGE would be required to perform under the guarantee if the customer defaulted on its loan. The energy-related equipment installed at the customer sites is used to secure the customer loans. The length of the MGE guarantee to the financial institution varies from one to ten years depending on the term of the customer loan. Principal payments for the next five years on the loans are $0.2 million in 2004, $0.8 million in 2005, $0.7 million in 2006 and 2007, and $0.9 million in 2008.

FIN 46R.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51. In December 2003, the FASB issued the updated and final interpretation, FIN 46R. FIN 46R requires that an equity investor in a VIE have significant equity at risk (generally a minimum of 10%, which is an increase from 3% required under the previous guidance) and hold a controlling interest, evidenced by voting rights, and absorb a majority of the entity's expected losses, receive a majority of the entity's expected returns, or both. If the equity investor is unable to evidence these characteristics, the entity that retains these ownership characteristics will be required to consolidate the VIE as the primary beneficiary. FIN 46 was applicable immediately to VIEs created or obtained after January 31, 2003. FIN 46R was effective on December 31, 2003, for interests in entities that were previously considered special purpose entities under then existing authoritative guidance.

MGE Power West Campus is a VIE of MGE pursuant to FIN 46R, as the equity investment by MGE Energy in MGE Power West Campus at December 31, 2003, was not sufficient to permit the entity to finance its activities without additional support. MGE concluded a VIE relationship exists due to the long-term lease arrangement between MGE and MGE Power West Campus. MGE Power West Campus will lease a major portion of its assets, a power plant, to MGE, pursuant to this leasing arrangement and MGE will absorb a majority of the expected losses, residual returns, or both. The VIE was consolidated into MGE as of December 31, 2003.

FIN 46R also requires MGE to assess whether the participants within its Shared Savings program constitute VIEs in which MGE might be considered to be the consolidating entity. MGE has reviewed 78% of the total Shared Savings program balance and has determined that the provisions of FIN 46R are not applicable via the "business scope exception." For the remaining 22% of the total Shared Savings program balance, MGE has not performed this assessment. These entities are not legally obligated to provide the financial information to MGE that is necessary to determine whether MGE must consolidate these entities. MGE will continue to attempt to obtain information from these customers in order to determine whether they should be consolidated by MGE.

FSP 106-2

On December 8, 2003, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 was signed into law authorizing Medicare to provide prescription drug benefits to retirees. FSP 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, was issued on May 19, 2004. The FSP provides guidance on accounting for the effects of the new Medicare prescription drug legislation by employers whose prescription drug benefits are actuarially equivalent to the drug benefit under Medicare Part D. FSP 106-2 is effective as of the first interim or annual period beginning after June 15, 2004 (see Footnote 11c for further discussion).

Regulatory Issues - Transmission

The Midwest ISO is in the process of developing a bid-based energy market, which is currently proposed to be implemented on March 1, 2005. In connection with the development of this energy market, the Midwest ISO is developing a market-based platform for valuing transmission congestion premised upon the LMP system that has been implemented in certain states. It is expected that the LMP system will include the ability to mitigate or eliminate congestion costs through the use of FTRs. The Midwest ISO will initially allocate FTRs, and it is anticipated that additional FTRs will be available through an auction-based system run by the Midwest ISO. It is unknown at this time the quantity of FTRs that will be allocated by the Midwest ISO or the financial impact that the LMP congestion pricing system might have on MGE.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risks

MGE Energy, through MGE, and MGE are potentially exposed to market risks associated with interest rates, commodity prices, weather, regulatory recovery, and equity returns. Neither MGE Energy nor MGE have any current exposure to foreign currency risk. MGE manages some risk exposure through risk management policies and uses derivative instruments.

Interest Rate Risk

MGE Energy and MGE manage interest rate risk by limiting their variable rate exposure and by continually monitoring the effects of market changes on interest rates. MGE is not exposed to changes in interest rates on a substantial portion of its long-term debt until that debt matures and is refinanced at market rates. MGE has $15.0 million in variable rate long-term debt outstanding as of September 30, 2004. Borrowing levels under commercial paper arrangements vary from period to period depending upon capital investments and other factors.

Commodity Price Risk

MGE has commodity price risk exposure with respect to the price of natural gas, electricity, coal, and oil. MGE employs established policies and procedures to reduce the market risks associated with changing commodity prices including the use of commodity and financial instruments. MGE's commodity risks are somewhat mitigated by the current ratemaking process in place for recovering electric fuel, purchased energy, and the cost of natural gas purchased for resale. MGE's electric fuel costs are subject to fuel rules established by the PSCW, which further mitigate commodity risk. Under the fuel rules, if electric fuel costs fall outside a 3.0% bandwidth set by the PSCW, MGE can apply for a fuel surcharge or may be required to issue a fuel credit to its customers. Under the PGA clause authorized by the PSCW, MGE passes through to customers the cost of gas, subject to certain limited incentives.

Under the fuel rules, MGE may include the costs and benefits of fuel price risk management tools implemented under a risk management plan approved by the PSCW. In 2003, the PSCW approved MGE's Electric Procurement Risk Management Program, with conditions, through December 31, 2004. No transactions have occurred under this program through September 30, 2004.

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

Item 4. Controls and Procedures.

During the third quarter of 2004, each registrant's management, including its principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed by each registrant to ensure that material information relating to that registrant, including its subsidiaries, is made known to that registrant's management, including its principal executive officer and its principal financial officer, by other employees of that registrant and its subsidiaries, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Each registrant's controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met. Also, the registrants do not control or manage certain of their unconsolidated entities and thus, their access and ability to apply their procedures to those entities is more limited than is the case for their consolidated subsidiaries.

As of September 30, 2004, the principal executive officer and principal financial officer of each registrant concluded that such registrant's disclosure controls and procedures were effective to accomplish their objectives. During the third quarter of 2004, the registrants implemented a new general ledger, purchasing, accounts payable, and inventory system, which they believe represented a material change to their internal controls over financial reporting. Each registrant intends to continually strive to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

MGE Energy and MGE

Both WELA and the WDOJ had filed complaints in federal and state courts, respectively, against WPSC and Alliant alleging violations of the Federal Water Pollution Control Act at the Columbia generating station. In July 2004, Alliant, WELA and WDOJ settled the actions for $150,000 and Alliant's commitment to implement upgrades to Columbia's wastewater system. MGE owns a 22% share of Columbia along with the other co-owners Alliant and WPSC. MGE has recorded a liability at September 30, 2004, for its pro-ratable share of the monetary settlement.

Item 6. Exhibits and Reports on Form 8-K.

Item 6(a) - Exhibits

10.1 MGE Energy, Inc. Line of Credit Agreement

Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed by the following officers for the following companies:

31.1 Filed by Gary J. Wolter for MGE Energy, Inc.
31.2 Filed by Terry A. Hanson for MGE Energy, Inc.
31.3 Filed by Gary J. Wolter for Madison Gas and Electric Company
31.4 Filed by Terry A. Hanson for Madison Gas and Electric Company

Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) as to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed by the following officers for the following companies:

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

MGE ENERGY, INC.
Date: November 9, 2004	/s/ Gary J. Wolter
Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: November 9, 2004	/s/ Terry A. Hanson
Vice President, Chief Financial Officer and Secretary (Chief Financial and Accounting Officer)

Signatures - Madison Gas and Electric Company

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MADISON GAS AND ELECTRIC COMPANY
Date: November 9, 2004	/s/ Gary J. Wolter
Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: November 9, 2004	/s/ Terry A. Hanson
Vice President, Chief Financial Officer and Secretary (Chief Financial and Accounting Officer)