Form 10-K
period 2004-12-31
MGE ENERGY INC
filed 2005-03-15
CIK 1161728

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended:

December 31, 2004

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File No.	Name of Registrant, State of Incorporation, Address of Principal Executive Offices, and Telephone No.	IRS Employer Identification No.
000-49965	MGE Energy, Inc. (a Wisconsin Corporation) 133 South Blair Street Madison, Wisconsin 53703 (608) 252-7000 www.mgeenergy.com	39-2040501
000-1125	Madison Gas and Electric Company (a Wisconsin Corporation) 133 South Blair Street Madison, Wisconsin 53703 (608) 252-7000 www.mge.com	39-0444025

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

Indicate by checkmark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Act).

MGE Energy, Inc.	Yes X No
Madison Gas and Electric Company	Yes No X

The aggregate market value of the voting and nonvoting common equity held by nonaffiliates of each registrant as of June 30, 2004, was as follows:

MGE Energy, Inc.	$613,248,000
Madison Gas and Electric Company	$0

The number of shares outstanding of each registrant's common stock as of February 1, 2005, were as follows:

MGE Energy, Inc.	20,432,998
Madison Gas and Electric Company	17,347,889

Documents Incorporated by Reference

Portions of MGE Energy, Inc.'s definitive proxy statement to be filed prior to April 29, 2005, relating to its annual meeting of shareholders, are incorporated by reference into Part III of this annual report on Form 10-K.

Madison Gas and Electric Company meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore omitting (i.) the information otherwise required by Item 601 of Regulation S-K relating to a list of subsidiaries of the registrant as permitted by General Instruction (I)(2)(b), (ii.) the information otherwise required by Item 6 relating to Selected Financial Data, (iii.) the information otherwise required by Item 10 relating to Directors and Executive Officers as permitted by General Instruction (I)(2)(c), (iv.) the information otherwise required by Item 11 relating to executive compensation as permitted by General Instruction (I)(2)(c), (v.) the information otherwise required by Item 12 relating to Security Ownership of Certain Beneficial Owners and Management, and (vi.) the information otherwise required by Item 13 relating to Certain Relationships and Related Transactions.

Table of Contents

Filing Format

Forward-Looking Statements

Where to Find More Information

Definitions

PART I.

Item 1. Business.

Item 2. Properties.

Item 3. Legal Proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

PART II.

Item 5. Market for Registrants' Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

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

Item 9B. Other Information.

PART III.

Item 10. Directors and Executive Officers of the Registrants.

Item 11. Executive Compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Item 13. Certain Relationships and Related Transactions.

Item 14. Principal Accountant Fees and Services.

PART IV.

Item 15. Exhibits and Financial Statement Schedules.

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

Definitions

Abbreviations, acronyms, and definitions used in the text and notes of this report are defined below.

AEP	American Electric Power Company Inc.
AFUDC	allowance for funds used during construction
Alliant	Alliant Energy Corporation
AMR	automated meter reading
ANR	ANR Pipeline Company
APB	Accounting Principles Board
APBO	Accumulated Postretirement Benefit Obligation
ATC	American Transmission Company LLC
Blount	Blount Station
BOCM	Banc One Capital Markets, Inc.
CO2	carbon dioxide
Columbia	Columbia Energy Center
ComEd	Commonwealth Edison Company, a unit of Chicago-based Exelon Corp.
cooling degree days	Measure of the extent to which the average daily temperature is above 65 degrees Fahrenheit, increasing demand for cooling
CPCN	Certificate of Public Convenience and Necessity
CWDC	Central Wisconsin Development Corporation
DNR	Wisconsin Department of Natural Resources
DOA	Wisconsin Department of Administration
DOE	U.S. Department of Energy
Dth	dekatherms
EITF	Emerging Issues Task Force
EPA	U.S. Environmental Protection Agency
EPC	Engineering, Procurement, and Construction
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN	FASB Interpretation No.
FSP	FASB Staff Position No.
FTR	Financial Transmission Rights
GCIM	gas cost incentive mechanism
heating degree days or HDD	Measure of the extent to which the average daily temperature is below 65 degrees Fahrenheit, increasing demand for heating
interconnection agreement	Generation-Transmission Interconnection Agreement
Kewaunee	Kewaunee Nuclear Power Plant
kV	kilovolt
kWh	kilowatt-hour
LMP	Locational Marginal Pricing
MACT	Maximum available control technology
MAGAEL	MAGAEL, LLC
MAIN	Mid-America Interconnected Network, Inc.
MAPP	Mid-Continent Area Power Pool
MGE	Madison Gas and Electric Company
MGE Construct	MGE Construct LLC
MGE Energy	MGE Energy, Inc.
MGE Power	MGE Power LLC
MGE Power Elm Road	MGE Power Elm Road, LLC
MGE Power West Campus	MGE Power West Campus, LLC
Midwest ISO	Midwest Independent System Operator
Moody's	Moody's Investors Service, Inc.
MW	megawatt
MWh	megawatt-hour
Nasdaq	The Nasdaq Stock Market
NNG	Northern Natural Gas Company
NOx	nitrogen oxide
NOx SIP Call	Nitrogen oxide State Implementation Plan (federal rule 40 CFR Part 96, commonly known as the NOx SIP Call)
PGA	Purchased Gas Adjustment clause
PSCW	Public Service Commission of Wisconsin
RTC	Regional Transmission Committee
RTO	Regional Transmission Organization
S&P	Standard & Poor's Ratings Group, a division of McGraw-Hill Companies, Inc.
SAB	Staff Accounting Bulletin
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards (issued by the FASB)
SO2	sulfur dioxide
the State	State of Wisconsin
UW	University of Wisconsin at Madison
VIE	Variable Interest Entity
VOC	volatile organic compounds
WCCF	West Campus Cogeneration Facility
WDOJ	Wisconsin Department of Justice
WELA	Wisconsin Environmental Law Advocates
Working capital	current assets less current liabilities
WPDES	Wisconsin Pollutant Discharge Elimination System
WPL	Wisconsin Power and Light Company
WPSC	Wisconsin Public Service Corporation

PART I.

Item 1. Business.

MGE Energy operates in three business segments:

- Electric utility operations--generating and distributing electricity through MGE.

- Gas utility operations--purchasing and distributing natural gas through MGE.

- Nonregulated energy operations--constructing and owning new electric generating capacity through its wholly owned subsidiaries MGE Construct, MGE Power, and MGE Power West Campus.

MGE Energy became the holding company for MGE on August 12, 2002, when shareholders exchanged their shares of MGE common stock for shares of MGE Energy common stock. The share exchange had no accounting effect on MGE's recorded assets, liabilities, revenues, or expenses.

MGE's utility operations represent a substantial portion of the assets, liabilities, revenues, expenses, and operations of MGE Energy. MGE Energy's nonregulated energy operations currently relate to the development of a cogeneration project on the UW-Madison campus.

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

At December 31, 2004, MGE supplied electric service to nearly 134,000 customers, with approximately 119,000 located in the cities of Fitchburg, Madison, Middleton, and Monona and 15,000 in adjacent areas. Of the total number of customers, approximately 116,000 were residential and 18,000 were commercial or industrial. Electric revenues for both 2004 and 2003 were comprised of residential (35%), commercial (49%), industrial (6%), sales to public authorities including the UW (8%), and sales to other utilities and other (2%). Electric operations accounted for approximately 59%, 60%, and 65% of MGE's total 2004, 2003, and 2002 revenues, respectively.

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

Effective January 1, 2001, MGE transferred all of its electric utility transmission assets to ATC in exchange for an ownership interest. ATC is owned and governed by the utilities that contributed facilities or capital in accordance with Wisconsin Act 9. At December 31, 2004, MGE had approximately a 5% ownership interest in ATC. ATC is regulated by FERC for all rate terms and conditions of service and is a transmission-owning member of the Midwest ISO. MGE is a nontransmission-owning member of the Midwest ISO.

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

In connection with its role as a FERC-approved RTO, the Midwest ISO is developing a bid-based energy market, which is expected to be implemented on April 1, 2005. In connection with the development of this energy market, the Midwest ISO is developing a market-based platform for valuing transmission congestion premised upon the LMP system that has been implemented in other states. It is expected that the LMP system will include the ability to mitigate or eliminate congestion costs through the use of FTRs. During December 2004 and January 2005, the Midwest ISO completed the initial allocation of FTRs. The FTRs will be available through an auction-based system run by the Midwest ISO. It is unknown at this time what financial impact the LMP congestion pricing system will have on MGE.

Fuel supply and generation

MGE's net kWh requirements, for 2004, were provided from the following sources: 64.7% from fossil-fueled steam plants, 33.6% from power purchases, and 1.7% from a combination of wind turbines, diesel generators, and combustion turbines. Sources used depended on generating unit availability, weather, and customer demand.

MGE has a 22% ownership interest in two 512-MW coal-burning units at Columbia. The coal inventory supply for the units decreased from 45 days on December 31, 2003, to 41 days on December 31, 2004. The co-owners' current goal is to maintain approximately a 35-day inventory. The units burn low-sulfur coal obtained (pursuant to long-term contracts) from the Powder River Basin coal fields located in Wyoming and Montana.

Wind Power Purchase Agreement

On July 16, 2004, MGE signed a 20-year power purchase agreement for 40 MW of wind energy to be located near Waupun, Wisconsin. The agreement would increase MGE's wind power output capacity from 12 MW to 52 MW. This project is pending approval from the PSCW which is expected to be granted in 2005.

Gas Utility Operations

MGE transports and distributes natural gas in a service area covering 1,350 square miles in seven south-central Wisconsin counties. Its service area includes the city of Madison, Wisconsin.

On December 31, 2004, MGE supplied natural gas service to nearly 133,000 customers in the cities of Elroy, Fitchburg, Lodi, Madison, Middleton, Monona, Prairie du Chien, Verona, and Viroqua; 24 villages; and all or parts of 45 townships. Of the total number of customers, approximately 118,000 were residential and 15,000 were commercial or industrial. Gas revenues for 2004 were comprised of residential (57%), commercial (38%), industrial (2%), and transportation service and other (3%). Gas revenues for 2003 were comprised of residential (58%), commercial (37%), industrial (2%), and transportation service and other (3%). Gas operations accounted for approximately 41%, 40%, and 35% of MGE's total 2004, 2003, and 2002 revenues, respectively.

MGE can curtail gas deliveries to its interruptible customers. Approximately 5% of gas sold in 2004 was to interruptible customers.

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

By contract, a total of 4,950,770 Dth can be injected into ANR's storage fields from April 1 through October 31. These gas supplies are then available for withdrawal during the subsequent heating season, November 1 through March 31. ANR's storage fields are located in Michigan. Using storage allows MGE to buy gas supplies during the summer season, when prices are normally lower, and withdraw these supplies during the winter season, when prices are typically higher. Storage also gives MGE more flexibility in meeting daily load fluctuations. Storage quantities were close to planned levels on December 31, 2004.

MGE's contracts for firm transportation service include winter maximum daily quantities of:

- 147,650 Dth (including 86,078 Dth of storage withdrawals) on ANR.

- 56,818 Dth on NNG.

- 2,790 Dth into Viroqua's NNG gate station.

Winter maximum daily quantities under these contracts are scheduled to increase an additional 13,500 Dth by November 2005.

Nonregulated Energy Operations

MGE Energy, through subsidiaries, is seeking to develop generation sources that will assist MGE in meeting the electricity needs of its customers. It is currently engaged in the construction of a cogeneration facility on the UW-Madison campus and, with MGE, is examining other potential sources of electricity including new coal-fired plants through an initiative known as Power the Future.

Decisions on the type of energy source and its size, timing, ownership, and financing depend upon a number of factors including the growth of customer demand in MGE's service area and surrounding areas, the effectiveness of customer demand management efforts, the costs and availability of alternative power sources, the availability of transmission capacity, issues associated with siting power generation sources, available financing and ownership structures, regulatory treatment and recovery, construction lead times and risks, and other factors. The decisions tend to involve long-time horizons due to the lead time involved in siting and constructing new generation sources and the associated transmission infrastructure.

WCCF

MGE Energy, through MGE Power, MGE Power West Campus, and MGE Construct, is building a natural gas-fired cogeneration facility on the UW campus. As planned, the facility will have capacity to produce 20,000 tons of chilled water, 500,000 pounds per hour of steam, and approximately 150 MW of electricity. The UW and MGE Power West Campus will jointly own the facility. The UW will own a controlling interest in the chilled-water and steam plants in accordance with the EPC Agreement. This interest will be used to help meet the UW's growing need for air-conditioning and steam-heat capacity. MGE Power West Campus will own a controlling interest in the electric generation plant, which will be used to provide electricity to MGE's customers. MGE entered into a lease with MGE Power West Campus to lease the assets owned by MGE Power West Campus, and MGE will operate the entire facility. MGE Construct is responsible for the construction of the facility. A PSCW order approving the issuance of a CPCN for the WCCF was received on October 9, 2003. Construction on the project commenced in October 2003, and the project is expected to be completed by the second quarter of 2005.

The cost to construct WCCF is expected to be approximately $185 million in total, of which MGE Power West Campus' portion will be $105 million. As of December 31, 2004, MGE Power West Campus had incurred $95.7 million of costs on the project, which is reflected in construction work in progress on MGE Energy's and MGE's consolidated balance sheets. In 2004, MGE Construct received a total service fee of $2.7 million (pretax) from the State in relation to its role as EPC contractor for WCCF. The total fee of $5.0 million will be recognized as services are rendered and will be collected over a 22-month period that ends June 15, 2005.

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

Power the Future Generation

On February 23, 2001, MGE secured an option to own a portion of the advanced technology, coal-fired base-load generation facilities proposed in We Energies' Power the Future plan. Pursuant to an amended agreement reached on January 31, 2003, MGE has the option to acquire an undivided 8.33% (16.66% under certain conditions) ownership interest in each of the proposed coal plants or up to approximately 50 MW per unit. The PSCW issued an order in November 2003, approving We Energies' request for CPCN for two units totaling approximately 1,200 megawatts. The PSCW also issued an order on June 25, 2004, approving MGE's participation in each unit (should MGE choose to exercise its options) and approving a facility lease agreement between MGE Power Elm Road (a nonregulated subsidiary of MGE Energy) and MGE. The financial terms of the facility lease include a capital structure of 55% equity and 45% long-term debt, and return on equity of 12.7%, a lease term of 30 years, and a 5% rent reduction in the first five years. If the options on Units 1 and 2 are exercised, MGE Energy's share of capital costs for an 8.33% ownership interest in both units would be an estimated $183 million.

On November 29, 2004, the Dane County Circuit Court ruled on several lawsuits which challenged the PSCW's order authorizing We Energies to build two coal-fired generating facilities on the site of their existing Oak Creek Power Plant. The Dane County Circuit Court vacated the order and remanded the order back to the PSCW for additional proceedings. The Court determined that the PSCW committed errors in determining the completeness and approving the application filed by Wisconsin Energy Corporation on several different points.

On January 5, 2005, the Supreme Court of Wisconsin granted We Energies' December 14, 2004 request for a direct, expedited review of the lower court decision and agreed to consider all issues raised. The Court set a briefing schedule for February and March and set March 30, 2005, as the date for oral argument. A final decision is expected in the second quarter of 2005.

The resolution of this proceeding may adversely affect the construction of the units. At present, Unit 1 is scheduled to begin operating in 2009 and Unit 2 is scheduled to begin operating in 2010. MGE anticipates making a decision on whether to exercise the options by the second quarter of 2005, pending the final ruling by the Court.

Environmental

MGE is subject to local, state, and federal regulations concerning air quality, water quality, and solid waste disposal. The EPA administers certain federal statutes relating to such matters. The DNR administers certain state statutes as to such matters and has primary jurisdiction over standards relating to air and water quality and solid and hazardous waste. Those regulations affect the manner in which MGE conducts its operations, the costs of those operations, as well as some capital and operating expenditures. It can also affect the siting, timing, and cost of new projects or other significant actions affecting the environment. MGE is not able to predict the direction of future regulations or if compliance with any such regulations will involve additional expenditures for pollution control equipment, plant modifications, or curtailment of operations. Such actions could reduce capacity or efficiency at existing plants or delay the construction and operation of future generating facilities.

Air quality

Air quality regulations promulgated by the EPA and the DNR in accordance with the Federal Clean Air Act and the Clean Air Act Amendments of 1990 impose restrictions on emission of particulates, sulfur dioxide, nitrogen oxides and other pollutants and require permits for operation of emission sources. Such permits have been obtained by MGE and must be renewed periodically. Various initiatives, including the proposed Clean Air Interstate Rules, the MACT standards and existing and proposed mercury emissions limits, may affect operating and capital expenditure costs at Blount and Columbia.

In January 2004, the EPA proposed Clean Air Interstate Rules that would mitigate the transport of fine particulate matter and ozone pollution by imposing emission reduction requirements on SO2 and NOx in 29 eastern states and the District of Columbia. These reductions would be implemented in two phases through a cap-and-trade system. SO2 emissions would be reduced in 2010 by approximately 40% below current levels and by approximately 70% below current levels by 2015. Emissions of NOx would be cut in 2010 by approximately 55% below current levels and in 2015 by approximately 65% below current levels.

The Clean Air Act Amendments also require the EPA to develop standards to control major sources of hazardous air pollutants to levels consistent with the lowest-emitting facilities in similar source categories. The EPA has adopted final MACT standards for industrial, commercial, and institutional boilers, which will apply to MGE in 2007 (although no additional controls are anticipated). MGE operates several other emissions sources in its electric generations operations that may be subject to new MACT standards including electric utility steam generating units; combustion turbines; and reciprocating internal combustion engines. All sources, except the Blount and Columbia coal-fired units, are expected to be exempt from implementing additional emission-control strategies. WCCF is subject to the MACT standard for combustion turbines, but no additional controls are anticipated beyond those being constructed as a part of the facility. Complying with the MACT standards may increase capital expenditures and operating and maintenance expenses.

The EPA has proposed, and the DNR has adopted, rules aimed at reducing mercury emissions from utility boilers. The EPA rule contains several control options and must be finalized by March 15, 2005, under applicable legal requirements. The DNR rule requires a 40% reduction in mercury emissions by 2010, and a 75% reduction by 2015, for investor-owned Wisconsin public utilities emitting 100 pounds or more of mercury annually on a system-wide basis. The DNR rule allows each affected utility to average its mercury emission reduction requirement across its entire system of coal-fired boilers. As a joint owner of Columbia, MGE may have increased capital expenditures and operating and maintenance expenses if the Columbia owners choose to control mercury emissions at Columbia.

In 1998, the EPA issued a rule that imposed a NOx emission budget for emission sources in Wisconsin. In 2000, the Court of Appeals for the District of Columbia struck a portion of the rule as applied to Wisconsin; however, the Court stayed that portion of the challenge concerning Wisconsin's alleged impacts on downwind, eight-hour ozone nonattainment areas. EPA has also stayed that portion of the rule concerning Wisconsin alleged impacts on downwind eight-hour ozone nonattainment areas. If that portion of the rule concerning eight-hour ozone nonattainment areas is upheld, the resulting NOx emission budget for Wisconsin could potentially affect the level of permissible NOx emissions from Blount, Columbia, and WCCF. The new NOx limits could increase capital expenditures and operating and maintenance expenses at those facilities.

In December 2000, February 2001, June 2002, and January 2003, Alliant received requests from the EPA seeking information concerning Columbia's compliance with the Clean Air Act. The requests appear to be part of an industry-wide EPA initiative to assess the regulatory consequences of past investments in utility generation, energy efficiency, maintenance, and environmental protection. Alliant, the plant operator, has responded to all requests. Alliant has not informed MGE of any definitive increase in capital expenditures or operating and maintenance expenses arising from the EPA's inquiry.

Water quality

MGE is subject to water quality regulations issued by the DNR. These regulations include categorical-effluent discharge standards, which require the use of effluent-treatment processes equivalent to categorical "best practicable" or "best available" technologies under compliance schedules established under the Federal Water Pollution Control Act. The DNR has published categorical regulations for chemical and thermal discharges from electric-steam generating plants. The regulations limit discharges from MGE's plants into Lake Monona and other Wisconsin waters. The State has also proposed rules regarding thermal discharge which are subject to comment and further modification. Depending on the terms of the final rules, MGE may be required to make additional capital expenditures.

Pursuant to a court order, the EPA on July 9, 2004, promulgated final rules addressing cooling water intake structures for existing large power plants. The rule is currently being challenged by a coalition of states and environmental groups. Pursuant to the provisions of the rule, MGE, in its current WPDES renewal for Blount, has been granted an extension to no later than January 7, 2008, to comply with the various requirements. The new rules may result in additional capital expenditures; however, MGE is unable to determine the timing or amount, if any, of that impact.

Solid waste

MGE is listed as one of several potentially responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act for cleanup costs at a site in Lemont, Illinois, known as the Lenz Oil Site, which was used for storing and processing waste oil for several years. MGE estimates its share of future expense to cleanup this site could range from $0.1 million to $0.3 million. At December 31, 2004, MGE accrued a $0.1 million liability for this matter. Insurance may cover a portion of the cleanup costs. Management believes that the cleanup costs not covered by insurance will be recoverable in current and future rates.

As a result of the Blount 69-kV transmission substation expansion, coal tar-contaminated soil and debris within the excavation zone are being removed and disposed of in accordance with a DNR-approved "Removal Action Work Plan." MGE has paid $1.5 million through December 31, 2004 in connection with this cleanup, and expects to recover cleanup costs in future electric rates.

Global climate change

The ongoing issue of global warming could result in significant costs to reduce CO2 emissions from fossil fuel-fired generation sources such as coal. MGE does not yet know the amounts of these expenditures or the period of time over which they may be required.

Environmental Cooperative Agreement

On September 26, 2002, MGE and the DNR signed an Environmental Cooperative Agreement under which MGE committed to work toward superior environmental performance at Blount. Among other things, the five-year agreement requires MGE to evaluate combustion efficiency improvements, enhance new pollution controls on Boiler 8, increase use of alternative fuels, attempt to increase beneficial reuse of fly ash and bottom ash, study cogeneration possibilities, and upgrade MGE's environmental management system to be consistent with ISO 14001 standards. Implementing these and other actions required by the agreement are expected to increase capital expenditures and operating and maintenance expenses over the next five years. In addition, MGE conducts voluntary audits of Blount's compliance with various environmental laws. In January 2005, the auditors identified some possible compliance exceptions which were timely addressed and disclosed pursuant to a state statute that provides for qualified civil enforcement immunity. MGE believes that it has adequately responded to the audit's findings and does not anticipate any enforcement action by the state regulators.

Employees

As of December 31, 2004, MGE had 738 employees. MGE employs 262 employees who are covered by a collective bargaining agreement with Local Union 2304 of the International Brotherhood of Electrical Workers, and 104 employees who are covered by a collective bargaining agreement with Local Union No. 39 of the Office and Professional Employees International Union. Both of these collective bargaining agreements expire on May 1, 2006. There are also five employees covered by a collective bargaining agreement with Local Union No. 7-0111 of The Paper, Allied-Industrial, Chemical and Energy Workers International Union. This collective bargaining agreement expires on October 29, 2006.

Financial Information About Segments

See Footnote 20 of the Notes to Consolidated Financial Statements for financial information relating to MGE Energy's and MGE's business segments.

Executive Officers of the Registrants

Executive	Title	Effective Date	Service Years as an Officer
Gary J. Wolter* Age: 50	Chairman of the Board, President and Chief Executive Officer President and Chief Executive Officer Senior Vice President - Administration and Secretary	02/01/2002 02/01/2000 05/01/1995	15
Lynn K. Hobbie** Age: 46	Senior Vice President Vice President - Marketing	02/01/2000 05/01/1996	9
Mark T. Maranger** Age: 56	Senior Vice President, MGE President and CEO, Wisconsin Fuel and Light Company	04/09/2001 1996-2001	3
James G. Bidlingmaier** Age: 58	Vice President - Admin. and Chief Information Officer Executive Director - Information Management Systems	02/01/2000 09/01/1994	5
Kristine A. Euclide** Age: 52	Vice President and General Counsel, MGE Partner in the law firm of Stafford Rosenbaum LLP Executive Assistant to County Executive of Dane County, Wisconsin, in which capacity she served as a senior policy advisor to the chief-elected official in Dane County.	11/15/2001 1982-1997 1999-2001 1997-1999	3
Terry A. Hanson* Age: 53	Vice President, Chief Financial Officer and Secretary Vice President and Chief Financial Officer Vice President - Finance	10/01/2001 05/01/2000 11/01/1997	13
Scott A. Neitzel** Age: 44	Vice President- Energy Supply Policy Vice President - Business Development and Fuels Vice President- Gas Rates and Fuels Assistant Vice President- Gas Rates and Fuels	07/01/2002 09/22/2000 02/01/2000 08/04/1997	7
Jeffrey C. Newman* Age: 42	Vice President and Treasurer Treasurer	01/01/2001 11/01/1997	7
Peter J. Waldron** Age: 47	Vice President - Energy Supply Operations Vice President - Power Supply Vice President - Power Supply Operations & Engineering Assistant Vice President - Power Supply Operations & Engineering	07/01/2002 04/24/1998 04/23/1997 05/01/1996	8
Note: Ages, years of service, and positions as of December 31, 2004. *Executive officer of MGE Energy and MGE **Executive officer of MGE

Available Information

Our Internet site addresses are www.mgeenergy.com and www.mge.com. On our sites, we have made available, free of charge, our most recent annual report on Form 10-K and proxy statement. We also provide, free of charge, our other filings with the SEC as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Item 2. Properties.

MGE's net generating capability in service at December 31, 2004, was as follows:

Plants	Location	Commercial Operation Date	Fuel	Net Capability (MW)	No. of Units
Steam plants:
Columbia	Portage, WI	1975 & 1978	Low-sulfur coal	225 (1,2)	2
Blount	Madison, WI	1957 & 1961	Coal/gas	97	2
		1938 & 1943	Gas	39	2
		1949	Coal/gas	22	1
		1964-1968	Gas/oil	35	4

Combustion turbines	Madison, WI Marinette, WI	1964-2000	Gas/oil	174	6

Portable generators	Madison, WI	1998-2001	Diesel	51	55

Wind turbines	Townships of Lincoln and Red River, WI	1999	Wind	2	17
Total				645
(1) Baseload generation. (2) MGE's 22% share of two 512-MW units. The other owners are Alliant, which operates Columbia, and WPSC.

Major electric distribution lines and substations in service at December 31, 2004, are as follows:

	Miles
Distribution lines:	Overhead	Underground
69 kV	7	1
13.8 kV and under	950	947

Distribution:	Substations	Installed Capacity (kVA)
69-13.8 kV	23	809,000
13.8-4 kV	32	308,000

As required by Wisconsin law, MGE and other Wisconsin electric utilities transferred their electric transmission assets to ATC on January 1, 2001. MGE received an approximate 5.0% ownership interest in ATC in exchange for its transmission plant and related deferred taxes and deferred investment tax credits. MGE receives a return on its investment in ATC that is approximately equal to the return it would have earned by retaining its transmission facilities. A small portion of the 69 kV lines and substations has been classified as distribution assets.

Gas facilities include 2,277 miles of distribution mains.

Item 3. Legal Proceedings.

MGE Energy and MGE

MGE Energy and MGE from time to time are involved in various legal proceedings that are handled and defended in the ordinary course of business. While MGE Energy and MGE are unable to predict the outcome of these matters, management does not believe, based upon currently available facts, that the ultimate resolution of any of such proceedings would have a material adverse effect on their overall financial condition or results of operations.

MGE

On April 30, 2004, a jury verdict in the Charing Cross matter was received in favor of MGE. The plaintiffs moved to have the trial judge set aside the jury verdict and find in favor of the plaintiffs. On October 18, 2004, the trial judge denied the plaintiffs' motion to set aside the verdict and entered a verdict in favor of MGE. On December 3, 2004, the time for the plaintiffs to appeal expired and no appeal was filed.

Also see "Environmental" under Item 1, Business, for a description of several environmental proceedings involving MGE.

Item 4. Submission of Matters to a Vote of Security Holders.

MGE Energy and MGE

None.

PART II.

Item 5. Market for Registrants' Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

MGE Energy

MGE Energy common stock is traded on Nasdaq under the symbol MGEE. On March 1, 2005, there were approximately 19,283 registered shareholders of record. The following table shows high and low sale prices for the common stock on Nasdaq for each quarter over the past two years.

	Common stock price range
	High	Low
2004
First quarter	$32.30	$29.89
Second quarter	$33.79	$27.60
Third quarter	$33.49	$30.97
Fourth quarter	$36.40	$31.10

2003
First quarter	$29.95	$25.00
Second quarter	$33.65	$26.40
Third quarter	$35.84	$28.65
Fourth quarter	$33.00	$30.26

MGE

As of March 1, 2005, there were 17,347,889 outstanding shares of common stock, all of which were held by MGE Energy. There is no public trading market for shares of common stock of MGE.

Dividends

The following table sets forth MGE Energy's quarterly cash dividends paid during 2004 and 2003:

	2004				2003
(Per share)	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
MGE Energy	$0.338	$0.338	$0.342	$0.342	$0.336	$0.336	$0.338	$0.338

The following table sets forth MGE's quarterly cash dividends paid during 2004 and 2003:

	2004				2003
(In thousands)	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
MGE	$6,171	$6,230	$6,348	$6,409	$11,804	$5,977	$6,074	$5,830

See "Liquidity and Capital Resources - Capital Requirements and Investing Activities for MGE Energy and MGE" under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for a description of restrictions applicable to dividend payments by MGE.

Item 6. Selected Financial Data.

MGE Energy

(In thousands, except per-share amounts)

	For the years ended December 31,
Summary of Operations	2004	2003	2002	2001	2000
Operating revenues:
Regulated electric	$250,386	$241,745	$224,987	$203,178	$203,176
Regulated gas	171,763	159,802	122,109	130,533	120,932
Nonregulated	2,732	1,023	-	-	-
Total	424,881	402,570	347,096	333,711	324,108
Operating expenses	350,213	330,124	278,105	274,340	258,411
Other general taxes	12,715	11,592	10,861	10,864	10,180
Operating income	61,953	60,854	58,130	48,507	55,517
Other income	3,977	1,500	2,476	8,586	1,796
Interest expense, net	(11,434)	(11,813)	(12,686)	(13,790)	(14,206)
Income before taxes	54,496	50,541	47,920	43,303	43,107
Income tax provision	(20,656)	(19,901)	(18,727)	(15,941)	(15,752)
Income before cumulative effect of a change in accounting principle	33,840	30,640	29,193	27,362	27,355
Cumulative effect of a change in accounting principle, net of tax benefit of $78*	-	-	-	(117)	-
Net income	$ 33,840	$ 30,640	$ 29,193	$ 27,245	$ 27,355
Average shares outstanding	19,119	17,894	17,311	16,819	16,382
Earnings per share before cumulative effect of a change in accounting principle	$1.77	$1.71	$1.69	$1.63	$1.67
Cumulative effect of a change in accounting principle	-	-	-	(.01)	-
Basic and diluted earnings per share	$1.77	$1.71	$1.69	$1.62	$1.67
Dividends paid per share	$1.36	$1.35	$1.34	$1.33	$1.32

Assets
Electric	$ 478,436	$448,904	$421,771	$381,135	$415,522
Gas	176,573	166,731	154,806	147,820	139,266
Assets not allocated	74,663	55,200	52,819	39,903	52,496
Nonregulated	111,759	54,624	20,798	-	-
Eliminations	(14,060)	(301)	(179)
Total	$827,371	$725,158	$650,015	$568,858	$607,284
Capitalization including Short-Term Debt
Common shareholders' equity	$338,197	$263,070	$227,370	$216,292	$200,312
Long-term debt**	202,257	222,204	192,149	177,600	183,637
Short-term debt	53,275	31,680	34,298	9,500	44,000
Total Capitalization	$593,729	$516,954	$453,817	$403,392	$427,949

*The change in accounting principle in 2001 is due to MGE's adoption of SFAS No. 133.
**Includes current maturities.

Item 7. Management's Discussion and Analysis of Financial Condition and

Results of Operations.

General

MGE Energy is a holding company operating through subsidiaries in three business segments: electric utility operations, gas utility operations, and nonregulated energy operations. Our principal subsidiary is MGE, which conducts our electric utility and gas utility operations. MGE generates and distributes electricity to nearly 134,000 customers in Dane County, Wisconsin, including the city of Madison, and purchases and distributes natural gas to nearly 133,000 customers in the Wisconsin counties of Columbia, Crawford, Dane, Iowa, Juneau, Monroe, and Vernon. Other subsidiaries, which constitute our nonregulated energy operations, have been formed to own and construct new electric generating capacity. Those subsidiaries are currently undertaking the construction of a 150 MW, electricity, steam, and chilled-water cogeneration facility on the UW-Madison campus.

We became the holding company for MGE on August 12, 2002, when MGE shareholders exchanged their shares of MGE common stock for shares of our common stock. The share exchange had no accounting effect on MGE's recorded assets, liabilities, revenues, or expenses.

MGE's electric and gas utility operations represent a substantial part of our assets, liabilities, revenues, and expenses. Our nonregulated operations, relating to the development of a cogeneration project on the UW-Madison campus, are limited to service fees received from the State by MGE Construct as the facility remains under construction. Operations on this facility are expected to begin during the second quarter of 2005. Consequently, the following discussion focuses mainly on the results of operations and financial condition of MGE.

Executive Summary

In 2004, our utility operations experienced an increase in electric and gas revenues. Additionally, operation and maintenance expenses increased due to higher fees for outside professional services due to the Sarbanes-Oxley Act, higher distribution costs, and higher overall customer service and administrative costs. This increase was slightly offset by lower pension and benefit expenses, lower transmission expenses, and a decrease in interest expense as a result of generally lower levels of short- and long-term debt during the latter portion of 2004.

Our liquidity and capital position remained strong during 2004. On September 15, 2004, MGE Energy completed the sale of 1,265,000 shares of common stock at a net sale price of $30.815 per share. The Company's proceeds, net of underwriters' fees and other expenses, were approximately $39.0 million. These funds were utilized to repay short-term borrowing incurred during the year to finance the construction of WCCF and for general corporate purposes. We anticipate relying on short- and long-term borrowings to support the remaining construction and capital expenditures for the cogeneration facility that MGE Power West Campus is constructing on the UW-Madison campus.

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

Results of Operations

Earnings Overview - MGE Energy

In 2004, our earnings were $33.8 million, or $1.77 per share. Gas retail deliveries declined slightly, but retail electric sales increased 1.6%. MGE's increase in base rates to cover, in large part rising fuel costs, led to an increase in utility revenues. Operations and maintenance costs increased due to higher fees for outside professional services, overall customer service and administrative costs, and higher distribution costs. During 2004, MGE Energy benefited from lower pension and benefit expenses, lower transmission costs, and decreased interest costs due to lower levels of short and long-term debt during the latter portion of 2004.

In 2003, our earnings were $30.6 million, or $1.71 per share. Electric retail sales declined slightly, but retail gas deliveries increased 6.4%. During 2003, MGE's increase in base rates, which were primarily due to rising fuel costs, led to an increase in utility revenues. Operations and maintenance costs increased due to higher costs for employee benefits (health care, pension, etc.), transmission wheeling charges, distribution costs, and maintenance. These costs were somewhat offset by a decrease in depreciation costs, as MGE was no longer required to contribute to the decommissioning fund for Kewaunee in 2003. Also, MGE Energy benefited from lower interest costs due to refinancing a large portion of its long-term debt in 2002, and the lower interest rates on its variable rate and short-term debt in 2003.

In 2002, MGE Energy's earnings were $29.2 million, or $1.69 per share. MGE's 5.5% increase in electric retail sales, coupled with an increase in base rates to cover rising fuel costs, contributed to a 10.7% increase in electric revenues. Purchased power costs increased substantially. 2002 was the first full year MGE purchased 90 MW of capacity and energy to replace its share of generation lost from Kewaunee. MGE sold its interest in Kewaunee to WPSC in September 2001. As a result, MGE's operations and maintenance costs were lower in 2002. MGE's gas margin increased $4.2 million, due to growth in gas deliveries.

Electric Utility Operations

Electric sales and revenues

The following table compares MGE's electric retail revenues and electric kWh sales by customer class during each of the years ended December 31:

(In thousands)	Revenues			kWh Sales
	2004	2003	2002	2004	2003	2002
Residential	$ 87,326	$ 85,164	$ 81,258	785,537	800,535	839,005
Commercial	123,295	119,585	108,842	1,686,473	1,651,578	1,640,190
Industrial	14,806	14,555	12,949	309,603	299,449	296,220
Other - retail/municipal	18,884	17,975	16,585	342,628	324,188	323,380
Total retail	244,311	237,279	219,634	3,124,241	3,075,750	3,098,795
Sales for resale	944	5,184	2,659	19,941	106,569	59,616
Other revenues	5,131	(718)	2,694	-	-	-
Total	$250,386	$241,745	$224,987	3,144,182	3,182,319	3,158,411
Cooling degree days (normal 629)				450	555	752

Electric operating revenues were up 3.6% and 7.4% in 2004 and 2003, due to the following:

(In millions)	2004	2003
Rate changes	$3.3	$19.3
Sales for resale	(4.2)	2.5
Volume	3.7	(1.6)
Other effects	5.8	(3.4)
Total	$8.6	$16.8

- Rates. The PSCW authorized increases in MGE's electric rates effective January 14, 2004, to cover rising fuel costs and increased system demands. In 2004, MGE recorded a reduction to electric revenues of $3.4 million, to reflect a fuel credit refund due to customers as a result of a PSCW proceeding initiated on August 10, 2004. Of this amount, $1.8 million has been included in customers' 2004 bills and $1.6 million was refunded to customers in January 2005.

The 2003 retail revenues reflect a fuel credit in the amount of $4.0 million. Of this amount, $1.2 million was reflected in customers' 2003 bills and $2.8 million was refunded to customers in the first quarter of 2004. An additional $0.4 million was recorded and refunded to customers' in January 2004, related to the 2003 proceedings. The liability for this fuel credit was previously accrued from August 2003 through January 2004, as a decrease to other electric revenues.

The PSCW also authorized increases in MGE's electric rates effective March 1, 2003, and January 1, 2002, to cover rising fuel costs, increased system demands, and the installation of an AMR system. Revenues in 2003 also reflect a surcharge of 2% on electric rates, effective October 24, 2002, and ending October 23, 2003, which the PSCW authorized to recover deferred costs associated with forming ATC and ongoing incremental transmission costs.

- Volume. During 2004, there was a 1.6% increase in total retail sales volumes. This increase is primarily attributable to additional commercial and industrial users coming on-line in 2004, and business growth at some of MGE's preexisting, large commercial and industrial users.

In 2003, electric retail sales volumes decreased 0.7% due to cooler-than-normal summer temperatures.

- Other effects. Other electric revenues increased $5.8 million for the year ended December 31, 2004, compared to the prior year. This increase is due to the reversal of the 2003 fuel credit liability, which was refunded to customers in the first quarter of 2004.

In 2003, the fuel credit liability was recorded in other electric revenues. However, the 2004 fuel credit liability was allocated directly to the appropriate customer classes rather than in other electric effects. The actual fuel refund decreased retail revenues and is offset by an increase in other electric revenues.

- Sales for resale. During 2004, sales for resale decreased $4.2 million. The decrease in sales for resale represents lower sales volume due to the expiration of a contract with Alliant to sell 25 MW of electric capacity. The contract was in effect from January 2003 through August 2003. Sales for resale also includes transactions conducted on the PJM market since the establishment and involvement in the PJM market on May  1, 2004.

On May 1, 2004, PJM began managing the flow of wholesale electricity over ComEd transmission lines and administering open, competitive wholesale electricity trading markets. MGE has three purchase power agreements that are impacted by ComEd's integration in the PJM market. MGE has recorded certain transactions on the PJM market on a net basis resulting in a $3.2 million reduction to sales for resale and purchased power expense for the year ended December 31, 2004.

Electric fuel and purchased power

In 2004, fuel used for electric generation increased $2.0 million, or 4.8%, compared to 2003. This increase is due to an increase in the year-to-date electric generation at MGE's baseload plants ($1.7 million) and a slight increase in rates ($0.3 million). MGE's internal generation increased 4.2% during 2004, when compared to 2003, mainly due to a 16.5% increase during the first quarter of 2004. This large increase was the result of the Columbia facility being off line during a portion of the first quarter of 2003, but back on line for the first quarter of 2004. The per-unit cost of internal generation increased 0.6% for the year ended December 31, 2004, when compared to the same period in the prior year.

Purchased power expense increased by $2.5 million, or 5.1%, for 2004, compared to 2003. This increase represents a 18.7% increase in the per-unit-cost offset by a 11.3% decrease in the volume of purchased power.

These fluctuations include a $3.2 million reduction to purchased power expense in 2004, which resulted from the netting of transactions in the PJM market in which we were buying and selling power within the same period to meet our electric energy delivery requirements.

In 2003, fuel used for electric generation increased $3.3 million, or 8.8%, primarily due to a rise in the cost of natural gas used at certain MGE generating plants. MGE's internal generation increased 2.5% in 2003. Purchased power expense increased $4.9 million, or 11.0%, primarily due to an increase in the cost of natural gas ($6.4 million). The average price for purchased power was $39.31 per MWh in 2003, compared to $34.21 in 2002, an increase of 14.9%. The increase in purchased power expense was partially offset by a 3.4% decrease in volume ($1.5 million) resulting from the expiration of a 90-MW purchased power agreement with WPSC in September 2003.

Electric operating expenses

Electric operating expense decreased $0.3 million, or (0.4%), in 2004, and increased $13.3 million, or 35.4%, in 2003. The following changes contributed to the net change in electric operating expenses for the indicated year:

(In millions)	2004	2003
(Decreased) increased transmission costs	$(0.7)	$ 3.5
Amortization of deferred costs related to ATC	-	2.8
(Decreased) increased health and pension expenses	(0.7)	3.7
Increased distribution costs	0.2	0.7
Increased regulatory expenses due to filing a CPCN for authority to build WCCF	-	0.6
Increased outside professional services	1.7	-
Increased miscellaneous steam power expenses	-	0.5
(Decreased) increased other general and administrative expenses	(0.4)	1.5
Decreased customer services, promotions, and account costs	(0.4)	-
Total electric operating expenses	$(0.3)	$13.3

Maintenance expense

In 2004, electric maintenance expense increased $0.4 million, or 2.8%. This is primarily due to an increase in the maintenance of production assets, including turbine and generator overhauls ($0.6 million). This increase was offset by a $0.2 million decrease in maintenance of distribution assets.

In 2003, electric maintenance expense increased $3.6 million, or 30.8%. This increase is due to the following factors:

- Increase in maintenance of distribution assets ($2.1 million), including substation work, transformers, and overhead and underground lines. Maintenance and system upgrades help to improve the reliability of MGE's electric distribution system.

- Increase in other maintenance sources, including electric generating assets and Columbia ($1.5 million).

Depreciation

Electric depreciation expense increased $1.1 million in 2004, and decreased $6.6 million in 2003. The increase in electric depreciation expense in 2004 reflects higher levels of electric plant assets.

The decrease in 2003 electric depreciation expense reflects lower decommissioning expense ($8.2 million) as a result of the sale of Kewaunee, offset in part by $1.6 million of increased depreciation associated with an increase in electric plant assets.

Gas Utility Operations

Gas deliveries and revenues

The following table compares MGE's gas retail revenues and gas delivered by customer class during each of the years ended December 31:

(In thousands)	Revenues			Therms delivered
	2004	2003	2002	2004	2003	2002
Residential	$ 98,212	$ 92,472	$ 71,341	91,841	97,767	91,470
Commercial/industrial	68,480	62,025	46,248	80,988	82,580	78,010
Total retail	166,692	154,497	117,589	172,829	180,347	169,480
Gas transportation	3,263	3,394	3,238	48,783	50,012	55,614
Other revenues	1,808	1,911	1,282	-	-	-
Total	$171,763	$159,802	$122,109	221,612	230,359	225,094
Heating degree days (normal 7,209)				6,934	7,366	6,957

Gas revenues increased 7.5% in 2004 and 30.9% in 2003 due to the following:

(In millions)	2004	2003
Gas costs/rates	$18.6	$29.4
Gas deliveries	(6.4)	7.5
Gas transportation	(0.1)	0.1
Other effects	(0.1)	0.7
Total	$12.0	$37.7
Average rate per therm of residential customers	$1.07	$0.95

- Gas costs/rates. The PSCW authorized increases in MGE's gas rates effective January 14, 2004, and March 1, 2003, to cover increased system demands. Gas costs increased significantly in both 2004 and 2003. The average rate per therm for residential customers in 2004 increased 12.6%. Additionally in 2003, the average rate per therm for residential customers increased 23%. See Footnote 16 of the Notes to Consolidated Financial Statements for additional information on gas base rates.

- Retail gas deliveries. In 2004, retail gas deliveries decreased 4.2%. This decrease is attributable to warmer-than-normal temperatures as reflected by the 5.9% decrease in heating degree days. In 2003, there was a 6.4% increase in retail gas deliveries. This increase was due to colder-than-normal temperatures, as reflected in the 5.9% increase in heating degree days.

- Gas transportation. In 2004 and 2003, there was a 2.5% and 10.1% decrease in deliveries, respectively. These decreases represent customers switching from gas to other fuel options, due to the higher price of gas.

- Other effects. Other effects decreased $0.1 million in 2004. This decrease relates to decreases in miscellaneous gas income. In 2003, there was a $0.7 million increase in other effects. This increase reflects a $0.6 million increase in the GCIM and other miscellaneous increases totaling $0.1 million.

Natural gas purchased

In 2004, natural gas purchased increased $10.4 million, or 10.0%. This increase is primarily due to higher average wellhead prices. Natural gas prices (cost per therm) increased 14.8% in 2004. A PGA clause allows MGE to pass along to customers the cost of gas, subject to certain limited incentives. The PGA is authorized by the PSCW. A similar effect was felt in 2003 when natural gas purchased increased $30.7 million, or 41.8%. Natural gas prices (cost per therm) increased more than 33% in 2003.

Gas operating expenses

Gas operating expense increased $3.2 million, or 11.4%, in 2004, and increased $2.3 million, or 21.4%, in 2003. The following changes contributed to the net change in gas operating expense for the indicated year:

(In millions)	2004	2003
Increased production costs	$ 0.1	$0.2
Increased distribution costs	0.5	0.3
Increased customer services, promotions, account costs	0.9	0.1
Increased outside professional services	0.9	-
(Decreased) increased health and pension expenses	(0.1)	1.7
Increased other administrative and general expenses	0.9	-
Total gas operating expenses	$ 3.2	$2.3

Depreciation

Gas depreciation expense increased $0.5 million and $0.6 million in 2004 and 2003, respectively, as a result of additional gas plant assets.

Gas cost incentives

Under MGE's GCIM, if actual gas commodity costs are above or below a benchmark set by the PSCW, then MGE's gas sales service customers and shareholders share equally in any increased costs or savings. The PSCW allows MGE to resell gas pipeline capacity reserved to meet peak demands but not needed every day to serve customers. Revenues from capacity release that exceed or fall short of PSCW-targeted levels are shared equally. Beginning February 1, 2004, the PSCW lowered the formula used in establishing the benchmark for gas commodity costs. The benchmark moved to 99.5% of what it would have been under the prior formula. This change was intended to better reflect market conditions. In 2004, MGE shareholders benefited $1.4 million from capacity release revenues and commodity savings under the GCIM.

In 2003, MGE shareholders benefited $1.4 million from capacity release revenues and commodity savings under the GCIM.

Other General Taxes

MGE Energy's other general taxes increased 9.7% in 2004 primarily because MGE's license fee tax increased. The annual license fee tax expense is based on adjusted operating revenues of the prior year. Tax rates have not increased.

Income Taxes

MGE Energy's effective income tax rate is 37.9% for 2004 compared to 39.4% in 2003. The lower effective income tax rate is primarily due to accounting for the Medicare Part D federal subsidy and the favorable resolution of a tax contingency, for which a liability had been established.

The 2003 effective income tax rate of 39.4% was up slightly from the 2002 rate of 39.1% due to constant amounts of tax credits (amortized investment tax credits and credit for electricity from wind energy) in relation to pretax income.

Other Nonregulated Operating Income

MGE Construct received service fees of $2.7 million and $1.0 million from the State in 2004 and 2003, respectively. The service fees covered MGE Construct's role as EPC contractor for WCCF. This amount is classified as revenue from nonregulated operations within MGE Energy's financial statements. The total fee of $5.0 million will be recognized as services are rendered and will be collected over a 22-month period.

Other operations and maintenance expense increased $0.2 million in 2004 for MGE Power West Campus. This is primarily related to higher administrative and general expenses.

Other Nonoperating Items

Other income increased $2.5 million in 2004 due to a $0.9 million gain on the sale of assets, an increase in ATC earnings of $0.6 million, a decrease in charitable contributions of $0.7 million, and $0.3 million in additional tax settlements.

In 2003, other income decreased $1.0 million because charitable contributions were higher.

Interest Expense

In 2004, interest expense decreased $0.4 million, or 3.2%, due to the following factors:

- Lower levels of long-term debt outstanding during the third and fourth quarters.

- Lower levels of short-term debt in the third quarter as a result of the proceeds raised in the equity offering.

In 2003, interest expense decreased $0.9 million, or 6.9%, due to the following factors:

- MGE refinanced a large portion of its long-term debt in 2002.

- Lower short-term interest rates coupled with reduced borrowing levels.

Liquidity and Capital Resources

Cash Flows

The following summarizes cash flows for MGE Energy and MGE during 2004, 2003, and 2002:

	MGE Energy			MGE
(In thousands)	2004	2003	2002	2004	2003	2002
Cash provided by/(Used for):
Operating activities	$ 62,314	$ 67,731	$ 56,246	$ 60,483	$ 72,291	$ 53,500
Investing activities	(100,215)	(92,603)	(86,709)	(100,881)	(53,388)	(67,857)
Financing activities	39,442	26,207	30,709	40,918	(18,921)	14,136

Cash Provided by Operating Activities

MGE Energy

MGE Energy's consolidated net cash provided by operating activities is derived mainly from the electric and gas operations of its principal subsidiary, MGE.

Cash provided by operating activities was $62.3 million in 2004. Working capital increased $18.5 million. This resulted from a $26.5 million increase in current asset balances and an $8.0 million rise in current liability balances. Current assets were up due to increases in trade and other receivables ($16.8 million), stored natural gas ($4.8 million), unbilled revenues ($3.2 million), and prepayments ($1.7 million). Current liabilities were up due to increases in accounts payable ($8.4 million). This increase in accounts payable was offset by a $0.3 million decrease in other current liabilities. A change in other noncurrent items, net, of $4.0 million, also contributed to the increase in cash provided by operating activities. During 2004, the receivable from ATC for funds advanced in connection with WCCF transmission system upgrades became current. This resulted in a $10.7 million change in the special billing projects-ATC balance.

In 2003, cash provided by operating activities increased $11.5 million, or 20.4%. Working capital increased $7.7 million primarily due to increases in unbilled revenues ($3.1 million), stored natural gas ($5.2 million), prepayments ($3.7 million), and accounts receivable ($1.4 million) and a decrease in accrued interest and taxes ($0.4 million). These changes were offset by higher accounts payable of $2.5 million and other current liabilities of $3.7 million.

Deferred income taxes increased $8.1 million in 2003, due to the impact of 50% additional bonus depreciation, which went into effect in May  2003. An increase in other noncurrent items, net, of $9.9 million also contributed to the increase in cash provided by operating activities.

MGE

Cash provided by operating activities was $60.5 million for 2004. Working capital increased $19.1 million. This resulted from a $24.5 million increase in current asset balances and a $5.4 million increase in the current liabilities balances. Current assets rose due to increases in trade and other receivables ($14.1 million), stored natural gas ($4.8 million), unbilled revenues ($3.2 million), and prepayments ($2.3 million). Current liabilities were higher due to increases in accounts payable ($5.9 million), offset by a $0.4 million decrease in other current liabilities. A change in other noncurrent items, net, of $3.9 million also contributed to the increase in cash provided by operating activities. During 2004, the receivable from ATC for funds advanced in connection with WCCF transmission system upgrades became current. This resulted in a $10.7 million change in the special billing projects-ATC balance.

In 2003, cash provided by operating activities increased $18.8 million, or 35.1%. Working capital increased $4.2 million in 2003. Other current assets, such as unbilled revenues, inventories, and prepayments, increased a total of $12.4 million. In 2003, there was a decrease in accounts receivable of $1.8 million and increases in accounts payable of $3.1 million. Other current liabilities increased $3.6 million and accrued interest and taxes decreased $0.4 million. Deferred income taxes increased $8.1 million in 2003. Other noncurrent items, net, increased $11.3 million, which contributed to the increase in cash provided by operating activities.

Capital Requirements and Investing Activities

MGE Energy

In 2004, MGE Energy's cash used for investing activities increased $7.6 million. This increase is primarily attributable to an increase in capital expenditures and additional capital contributions made to ATC during 2004. Capital expenditures related to WCCF increased $18.7 million for the year ended December 31, 2004, compared to the same period in the prior year. However, MGE utility plant additions decreased $5.9 million during 2004 compared to 2003. During 2004 MGE also made $3.5 million in additional capital contributions to ATC. These increases in investing activities were offset by decreases in the advance to ATC related to WCCF ($6.9 million), proceeds from the sale of property ($1.6 million), and other investing activities ($0.1 million).

In 2003, MGE Energy's cash used for investing activities increased $5.9 million. Capital expenditures increased $6.0 million in 2003. Utility plant additions decreased $3.4 million, while capital expenditures related to the WCCF increased $9.4 million over last year. MGE's advance to ATC in connection with the installation of equipment and system upgrades for WCCF increased $7.9 million in 2003. In 2002, MGE was still contributing to the decommissioning fund for Kewaunee.

MGE

Cash used for investing activities was $100.9 million for 2004, compared to $53.4 million in the prior year. As of December 31, 2003, MGE Power West Campus is being consolidated into MGE in accordance with FIN 46(R). Therefore, for all of 2004, MGE's cash used for investing activities includes the capital expenditures related to WCCF. MGE also made capital contributions to ATC totaling $3.5 million. These increases are offset by a decrease in capital expenditures related to MGE utility plant in the amount of $5.9 million, a decrease in the advance made to ATC related to WCCF ($6.9 million), proceeds from the sale of property ($1.0 million), and a decrease in cash used for other investing activities (0.1 million).

In 2003, MGE's cash used for investing activities decreased $14.5 million from $67.9 million in 2002, to $53.4 million in 2003. This decrease is related to a $14.4 million decrease in capital expenditures and the decrease in the nuclear decommissioning fund ($7.8 million). In 2002, MGE was still contributing to the decommissioning fund for Kewaunee. Additionally, there was a $0.2 million decrease in cash used for other investing activities. These decreases are offset by a $7.9 million increase in the advance made to ATC related to WCCF.

The following table shows MGE Energy's estimated capital expenditures for 2005, actual for 2004, and the three-year average for 2001 to 2003:

(In thousands) For the years ended December 31	2005 (Estimated)		2004 (Actual)		Three-Year Average (2001 to 2003)
Electric:
Production	$14,034	23.3%	$10,565	11.0%	$10,310	15.3%
Distribution and general	24,194	40.2%	22,152	23.1%	22,218	33.1%
Nuclear fuel	-	-	-	-	848	1.2%
Total electric	38,228	63.5%	32,717	34.1%	33,376	49.6%
Gas	8,484	14.2%	9,848	10.3%	8,123	12.1%
Common	3,088	5.1%	6,168	6.5%	10,536	15.7%
Utility plant total	49,800	82.8%	48,733	50.9%	52,035	77.4%
Nonregulated (WCCF and Other)	10,323	17.2%	47,042	49.1%	15,181	22.6%
Eliminations	-	-	(28)	0%	-	-
MGE Energy total	$60,123	100.0%	$95,747	100.0%	$67,216	100.0%

MGE Energy's and MGE's liquidity are primarily affected by their construction requirements. We allocate common plant for the financial statements and Footnotes based on a prescribed formula (60% (electric) and 40% (gas). MGE Energy's major 2004 capital projects include WCCF and the implementation of a new general ledger, purchasing, accounts payable, and inventory system. During 2004, $47.0 million in capital additions were made for the construction of WCCF. This amount includes $2.1 million of interest capitalized in accordance with the provisions set forth in SFAS No. 34, Capitalization of Interest Cost.

MGE Energy used funds received as dividend payments from MGE as well as short- and long-term external financing to meet its 2004 capital requirements and cash obligations, including dividend payments. External financing included short-term financing under existing lines of credit. Additionally, MGE utilized longer-term equity financing. On September 15, 2004, MGE Energy completed the issuance of 1,265,000 shares of its common stock through an equity offering. MGE also issued 781,000 shares of common stock pursuant to a Distribution Agreement with BOCM and the Dividend Reinvestment and Direct Stock Purchase Plan. While dividends from MGE will remain a significant source for the cash needs of MGE Energy, we expect that revenues from the WCCF will supplement those dividends starting in 2005, when the plant becomes operational. In the interim, MGE Energy expects to continue using existing lines of credit and to issue additional long-term debt and shares of common stock, in addition to cash dividends from MGE, to meet its capital requirements and other cash obligations, including dividends.

Dividend payments by MGE to MGE Energy are subject to restrictions arising under a January 12, 2004, PSCW rate order and, to a lesser degree, MGE's First Mortgage Bonds. The covenants contained in MGE's first Mortgage Bonds restrict the payment of dividends or any other distribution or purchase of shares to the existing earned surplus (retained earnings) on MGE common stock. The PSCW order also limits the amount of dividends that MGE may pay MGE Energy when its common equity ratio, calculated in the manner used in the rate proceeding, is less than 55%. Under those circumstances, MGE may not pay dividends in excess of $25.7 million-- plus dividends on shares issued in excess of the shares issued in the rate proceeding forecast-- if the proceeds are invested in MGE. MGE's common equity ratio at December 31, 2004, is estimated to be 55.2% as determined under the calculation used in the rate proceeding. The rate proceeding calculation includes as indebtedness imputed amounts for MGE's outstanding purchase power capacity payments and other PSCW adjustments and excludes the indebtedness associated with MGE Power West Campus, which is consolidated in accordance with FIN 46(R) into MGE's financial statements.

In addition, MGE has covenanted with the holders of its First Mortgage Bonds not to declare or pay any dividend or make any other distribution on or purchase any shares of its common stock unless, after giving effect thereto, the aggregate amount of all such dividends and distributions and all amounts applied to such purchases, after December 31, 1945, shall not exceed the earned surplus (retained earnings) accumulated subsequent to December 31, 1945. As of December 31, 2004, approximately $149 million was available for the payment of dividends under this covenant.

MGE used internally generated funds, short-term debt, and proceeds from common stock issued to satisfy most of its 2004 capital requirements. In 2005, MGE expects to use internally generated funds and short-term debt. For larger capital investments, MGE would expect to finance these with additional short- and long-term debt and capital contributions from MGE Energy, if necessary.

Financing Activities and Capitalization Matters

MGE Energy

Cash provided by MGE Energy's financing activities was $39.4 million for 2004, compared to $26.2 million for 2003. This increase is related to an increase in the proceeds from the issuance of common stock and the reduction of long-term net borrowings during 2004. Proceeds from the issuance of common stock increased $40.0 million for 2004 when compared to the prior year. This increase is a result of the equity issuance completed September 15, 2004. Proceeds received under this issuance were primarily utilized to repay short-term obligations. Additional equity was issued under the Distribution Agreement through BOCM and through the Dividend Reinvestment and Direct Stock Purchase Plan. During 2004, MGE Energy made $20.0 million in repayments on pre-existing long-term facilities. No additional long-term debt was issued during 2004. However, there was a $21.6 million increase in the short-term debt balance. Cash dividends for 2004 increased $1.8 million and cash received from other financing activities increased $0.8 million compared to the prior year.

In 2003, cash provided by MGE Energy's financing activities was $26.2 million. On September 30, 2003, MGE Energy's subsidiary, MGE Power West Campus, issued $30 million in private-placement debt, increasing long-term debt and using the proceeds from this issue to pay off short-term debt. MGE Energy was temporarily financing the capital expenditures for WCCF with short-term debt. MGE refinanced $20.0 million of its 7.70%, 2028 Series, First Mortgage Bonds with lower-cost debt.

Proceeds from the issuance of common stock increased $9.6 million in 2003. In addition to its Dividend Reinvestment and Direct Stock Purchase Plan, MGE Energy also sold additional shares of stock through BOCM under a Distribution Agreement.

Short-term debt decreased $2.6 million in 2003. MGE Energy, through its affiliate MGE Construct, received a reimbursement of $19.4 million in November from the State for its share of the capital expenditures related to WCCF. This reimbursement was used to pay down MGE Energy's bank loan.

MGE

During 2004, cash provided by MGE's financing activities was $40.9 million compared to cash used for financing activities of $18.9 million in 2003. This change resulted from consolidating MGE Power West Campus into MGE in accordance with FIN 46(R). MGE's financing activities include an equity contribution made from MGE Energy to WCCF for $40.4 million and $0.4 million of affiliate financing for WCCF. Cash dividends to the parent decreased $4.5 million, and equity contributions from the parent increased $0.9 million. During 2004, short-term borrowings increased $24.8 million, $20.0 million in long-term debt was repaid, and no new long-term debt was issued. Additionally, there was a $0.3 million decrease in cash used by other financing activities.

In 2003, MGE's cash used for financing activities was $18.9 million. In conformity with FIN 46(R), MGE includes the consolidation of MGE Power West Campus (see Footnote 2 of the Notes to Consolidated Financial Statements). MGE Power West Campus had $10.5 million of affiliate loans for the financing of WCCF. MGE benefited from $19.6 million in equity contributions from its parent, which was offset by $29.7 million in cash dividends paid to parent. MGE's short-term debt increased $2.0 million.

MGE Energy's capitalization ratios were as follows:

	MGE Energy
	2004	2003
Common shareholders' equity	56.9%	50.9%
Long-term debt*	34.1%	43.0%
Short-term debt	9.0%	6.1%
*Includes the current portion of long-term debt

Below is a table of MGE's current credit ratings. MGE Energy is not rated because it has not issued any debt securities.

	Standard & Poor's	Moody's
First Mortgage Bonds	AA	Aa2
Unsecured Debt	AA-	Aa3
Commercial paper	A1+	P1

MGE's access to the capital markets, including the commercial paper market, and its financing costs in those markets are dependent on its securities' ratings. None of MGE's borrowing is subject to default or prepayment due to downgrading of securities' ratings.

Contractual Obligations and Commercial Commitments for MGE Energy and MGE

MGE Energy's and MGE's contractual obligations as of December 31, 2004, representing cash obligations that are considered to be firm commitments, are as follows:

(In thousands)		Payment due within:			Due after
	Total	1 Year	2-3 Years	4-5 Years	5 Years
MGE Energy
Long-term debt (a)	$203,500	$ -	$15,000	$ 30,000	$158,500
Short-term debt (b)	53,275	53,275	-	-	-
Interest Expense (c)	216,954	11,821	24,472	22,014	158,647
Operating leases (d)	15,743	2,159	3,387	2,537	7,660
Purchase obligations (e)	186,325	31,912	54,622	47,107	52,684
Other long-term obligations (f)	1,374	1,046	328	-	-
Purchase obligations-WCCF (g)	15,942	15,942	-	-	-
Total MGE Energy contractual obligations	$693,113	$116,155	$97,809	$101,658	$377,491
MGE
Long-term debt (a)	$203,500	$ -	$15,000	$30,000	$158,500
Short-term debt (b)	40,275	40,275	-	-	-
Interest expense (c)	182,889	10,685	21,064	18,606	132,534
Operating leases (d)	15,743	2,159	3,387	2,537	7,660
Purchase obligations (e)	186,325	31,912	54,622	47,107	52,684
Other long-term obligations (f)	774	446	328	-	-
Total MGE contractual obligations	$629,506	$85,477	$94,401	$98,250	$351,378

For additional information about:

(a) Long-term debt consisting of secured First Mortgage Bonds, unsecured medium-term notes, and debt held by MGE Power West Campus, see Footnote 10 of the Notes to Consolidated Financial Statements.

(b) Short-term debt consisting of commercial paper, see Footnote 11 of the Notes to Consolidated Financial Statements.

(c) Amount represents interest expense on long-term facilities. See Footnote 10 of the Notes to Consolidated Financial Statements for further discussion of the long term debt outstanding at December 31, 2004.

Operating leases, see Footnote 17 of the Notes to Consolidated Financial Statements.

(e) Purchase obligations for MGE consist of the purchase of electricity and the purchase and transport of natural gas. The Waupun wind power purchase agreement is not reflected in these figures as MGE is not currently able to estimate the related commitment as the site has not yet been constructed. See Footnote 17 of the Notes to Consolidated Financial Statements for additional discussion.

(f) Other long-term obligations are related to a special assessment for decontaminating and decommissioning of nuclear facilities, see Footnotes 4 and 7 of the Notes to Consolidated Financial Statements, and additional capital contributions to limited partnerships.

(g) Purchase obligations for MGE Energy related to contracts for equipment and services related to the construction of WCCF, see Footnote 17 of the Notes to Consolidated Financial Statements.

The above amounts do not include any contributions that may be made for MGE's pension and postretirement plans. There are no required contributions for the 2005 plan year; however, MGE may be legally required per IRS standards to make contributions to the Plans in years subsequent to 2005. Due to uncertainties in the future economic performance of plan assets, discount rates, and other key assumptions, management is unable to estimate these amounts at this time.

MGE made a $4 million contribution in 2005, related to the 2004 plan year. This payment was made strictly at MGE's discretion as there are no contributions required for 2004 or 2005.

MGE Energy's and MGE's commercial commitments as of December 31, 2004, representing commitments triggered by future events and including financing arrangements to secure obligations of MGE Energy and MGE, and guarantees by MGE, are as follows:

		Expiration within:			Due after
(In thousands)	Total	1 Year	2-3 Years	4-5 Years	5 Years
MGE Energy
Bank letter of credit (a)	$ 300	$ 300	$ -	$ -	$ -
Available lines of credit (b)	115,000	70,000	45,000	-	-
Guarantees (c)	6,406	866	1,706	2,298	1,536
MGE
Bank letter of credit (a)	$ 300	$ 300	$ -	$ -	$ -
Available lines of credit (d)	55,000	10,000	45,000	-	-
Guarantees (e)	6,038	805	1,460	2,237	1,536

(a) MGE has a letter of credit with a commercial bank established as collateral for equipment purchases that ATC will make to provide necessary system upgrades for WCCF.

(b) Amount includes those facilities discussed in (d) plus an additional line of credit. Namely, MGE Energy has available at any time a $60 million line of credit, expiring at the end of September 2005. At December 31, 2004, MGE Energy's line of credit was $30 million. The line of credit increased on January 1, 2005, to $45 million and will increase to $60 million on April 1, 2005.

(c) Amounts include those guarantees described in (e) as well as guarantees held by MGE Energy. Namely, MGE Energy has guaranteed debt service payments on a development project.

(d) Lines of credit consisting of a three-year, $45 million committed revolving credit facility expiring in July 2007, and an additional $10 million credit facility that matures on March 29, 2005. Each credit facility is used to support commercial paper issuances. At December 31, 2004, there were no borrowings under either credit facility. Additionally, at December 31, 2004, there was $40.3 million of commercial paper outstanding.

(e) MGE has guaranteed repayment of certain receivables it sold to a financial institution under a chattel paper agreement. See Footnotes 1 and 17 of the Notes to Consolidated Financial Statements.

Other Factors

Due to the performance of the United States debt and equity markets, the value of assets held in trusts to satisfy the obligations of pension and postretirement benefit plans may vary.

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

On November 21, 2002, MGE and ATC entered into an interconnection agreement related to transmission system upgrades for WCCF. MGE issued to ATC a "Notice to Proceed for the Procurement of the Equipment" for the system upgrades. MGE has advanced funds for construction of transmission equipment and work done by ATC related to WCCF in the amounts of $2.3 million and $9.2 million in 2004 and 2003, respectively. Total funds advanced to ATC for this project are $12.8 million. MGE does not expect to make any additional advances to ATC in 2005. MGE will be reimbursed by ATC for all previously advanced funds upon completion of the project.

Regulatory Issues - Transmission

In connection with its role as a FERC-approved RTO, the Midwest ISO is developing a bid-based energy market, which is expected to be implemented on April 1, 2005. In connection with the development of this energy market, the Midwest ISO is developing a market-based platform for valuing transmission congestion premised upon the LMP system that has been implemented in other states. It is expected that the LMP system will include the ability to mitigate or eliminate congestion costs through the use of FTRs. During December 2004 and January 2005, the Midwest ISO completed the initial allocation of FTRs. The FTRs will be available through an auction-based system run by the Midwest ISO. It is unknown at this time what financial impact the LMP congestion pricing system will have on MGE.

Kewaunee Sale

MGE sold to WPSC its 17.8% ownership interest in Kewaunee in September 2001. On the closing date, MGE also transferred its qualified decommissioning fund ($65.0 million, fair market value) and nonqualified decommissioning fund ($28.1 million, fair market value), which decreased accumulated depreciation by an equal amount. Under the Kewaunee sale agreement, MGE was obligated to continue collecting decommissioning costs from its customers during 2002, and to remit those amounts, net of trust investment expenses and taxes on investment income, to the WPSC nonqualified decommissioning fund, which it did on January 3, 2003.

The federal government is responsible for the disposition and storage of spent nuclear fuel. Federal legislation is being considered to establish an interim storage facility. Spent nuclear fuel is currently stored at Kewaunee. Minor plant modifications to the spent fuel pools in 2001 should ensure Kewaunee has sufficient fuel-storage capacity until the end of its licensed life in 2013. MGE retained spent fuel obligations for all fuel burned at Kewaunee for its share of the generation from the opening of the plant to the transaction closing date. WPSC took title to such fuel at the closing date.

A surcharge imposed by the National Energy Policy Act of 1992 requires nuclear power companies to fund the decontamination and decommissioning of U.S. Department of Energy facilities that process nuclear fuel. As a result, the Kewaunee co-owners are required to pay a surcharge on uranium enrichment services purchased from the federal government prior to October 23, 1992. On an inflation-adjusted basis, MGE's portion of the obligation related to Kewaunee is approximately $0.6 million at December 31, 2004. MGE is required to continue paying its portion of this annual assessment.

As allowed under the Kewaunee sale agreement, MGE exercised an option to purchase 90 MW of electric capacity and energy at a fixed price from September 24, 2001, through September 23, 2003, to help meet customers' electric needs.

Wind Power Purchase Agreement

On July 16, 2004, MGE signed a 20-year power purchase agreement for 40 MW of wind energy to be located near Waupun, Wisconsin. The agreement would increase MGE's wind power output capacity from 12 MW to 52 MW. This project is pending approval from the PSCW which is expected to be granted in 2005.

Nonregulated Energy Outlook

WCCF

MGE Energy, through MGE Power, MGE Power West Campus, and MGE Construct, is building a natural gas-fired cogeneration facility on the UW campus. As planned, the facility will have capacity to produce 20,000 tons of chilled water, 500,000 pounds per hour of steam, and approximately 150 MW of electricity. The UW and MGE Power West Campus will jointly own the facility. The UW will own a controlling interest in the chilled-water and steam plants in accordance with the EPC Agreement. This interest will be used to help meet the UW's growing need for air-conditioning and steam-heat capacity. MGE Power West Campus will own a controlling interest in the electric generation plant, which will be used to provide electricity to MGE's customers. MGE entered into a lease with MGE Power West Campus to lease the assets owned by MGE Power West Campus, and MGE will operate the entire facility. MGE Construct is responsible for the construction of the facility. A PSCW order approving the issuance of a CPCN for the WCCF was received on October 9, 2003. Construction on the project commenced in October 2003, and the project is expected to be completed by 2nd quarter 2005.

For the year ended December 31, 2004, MGE Construct received a total service fee of $2.7 million (pretax) from the State in relation to its role as EPC contractor for WCCF. This amount is classified as revenue from nonregulated operations within MGE Energy's financial statements. The total fee of $5.0 million will be recognized as services are rendered and will be collected over a 22-month period.

In accordance with the WCCF lease between MGE Power West Campus and MGE, MGE Power West Campus began billing MGE for carrying costs on WCCF. The carrying costs billed to MGE started on January 29, 2004, the date MGE received approval from the PSCW to defer these costs, and will continue through construction of the project. Carrying costs totaled $8.3 million for the year ended December 31, 2004.

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

The cost to construct WCCF is expected to be approximately $185 million in total, of which MGE Power West Campus' portion will be $105 million. As of December 31, 2004, MGE Power West Campus had incurred $95.7 million of costs on the project, which is reflected in construction work in progress on MGE Energy's and MGE's consolidated balance sheets. These costs represent amounts paid for equipment as well as other costs associated with construction of the facility.

Power the Future Generation

On February 23, 2001, MGE secured an option to own a portion of the advanced technology, coal-fired baseload generation facilities proposed in We Energies' Power the Future plan. Pursuant to an amended agreement reached on January 31, 2003, MGE has the option to acquire an undivided 8.33% (16.66% under certain conditions) ownership interest in each of the proposed coal plants or up to approximately 50 MW per unit. The PSCW issued an order in November 2003, approving We Energies' request for CPCN for two units totaling approximately 1,200 megawatts. The PSCW also issued an order on June 25, 2004, approving MGE's participation in each unit (should MGE choose to exercise its options) and approving a facility lease agreement between MGE Power Elm Road (a nonregulated subsidiary of MGE Energy) and MGE. The financial terms of the facility lease include a capital structure of 55% equity and 45% long-term debt, and return on equity of 12.7%, a lease term of 30 years, and a 5% rent reduction in the first five years. If the options on Units 1 and 2 are exercised, MGE Energy's share of capital costs for an 8.33% ownership interest in both units would be an estimated $183 million.

On November 29, 2004, the Dane County Circuit Court ruled on several lawsuits which challenged the PSCW's order authorizing We Energies to build two coal-fired generating facilities on the site of their existing Oak Creek Power Plant. The Dane County Circuit Court vacated the order and remanded the order back to the PSCW for additional proceedings. The Court determined that the PSCW committed errors in determining the completeness of and approving the application filed by Wisconsin Energy Corporation on several different points.

On January 5, 2005, the Supreme Court of Wisconsin granted We Energies' December 14, 2004 request for a direct, expedited lower court decision and agreed to consider all issues raised. The Court set a briefing schedule for February and March and set March 30, 2005, as the date for oral argument. A final decision is expected in the second quarter of 2005.

The resolution of this proceeding may adversely affect the construction of the units. At present, Unit 1 is scheduled to begin operating in 2009, and Unit 2 is scheduled to begin operating in 2010. MGE anticipates making a decision on whether to exercise the options by the second quarter of 2005, pending the final ruling by the Court.

Critical Accounting Policies - MGE Energy and MGE

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to unbilled revenues, pension obligations, income taxes, derivatives, and regulatory assets and liabilities. We base our estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect its more significant judgments and estimates used in the preparation of our consolidated financial statements.

Unbilled Revenues

Revenues from the sale of electricity and gas to customers are recorded when electricity/gas is delivered to those customers. The quantity of those sales is measured by customers' meters. Due to the large volume of those meters, it is impractical to read all of them at month end. Meters are read on a systematic basis throughout the month based on established meter-reading schedules. Consequently, at the end of any month, there exists a quantity of electricity and gas that has been delivered to customers but has not been captured by the meter readings. As a result, management must estimate revenue related to electricity and gas delivered to customers between their meter-read dates and the end of the period. These estimates include:

- The amount of electricity expected to be lost in the process of its transmission and distribution to customers (line loss) and the amount of electricity actually delivered to customers.

- The mix of sales between customer rate classes, which is based upon historical utilization assumptions.

During 2003, many of MGE's largest customers were shifted to a calendar-month bill. As a result of this shift, the majority of these customers' electricity usage is now accounted for in the unbilled calculation. The unbilled amounts are based on actual usage billed the following month. Due to this billing shift, MGE has seen the ratio of unbilled receivables to total electric sales climb. The ratio has settled into a range of 45% to 65%, and MGE will continue to monitor and track this range.

Pension Plans

MGE provides employees with certain retirement (pension) and postretirement (health care and life insurance) benefits. In order to measure the expense and obligations associated with these benefits, management must make a variety of estimates, including discount rates used to value certain liabilities, the expected return on plan assets set aside to fund these costs, the rate of compensation increase, employee turnover rates, retirement rates, health care trends, mortality rates, and other factors. These accounting estimates bear the risk of change due to the uncertainty attached to the estimate as well as the fact that these estimates are difficult to measure. Different estimates used by management could result in recognizing different amounts of expense over different periods of time.

We use third-party specialists to assist management in evaluating our assumptions as well as appropriately measure the costs and obligations associated with these retirement benefits. The discount rate and expected return on plan assets are based primarily on investment yields available and the historical performance of our plan assets. They are critical accounting estimates because they are subject to management's judgment and can materially affect net income.

- Assumed return on assets. This assumption represents the rate of return on plan assets reflecting the average rate of earnings expected on the funds invested (or to be invested) to provide for the benefits included in the projected benefit obligation. For 2004, MGE used a 9.0% assumed return on assets. One of the approaches MGE used in determining its assumed return on assets is based on historical returns. As of December 31, 2004, the ten-year historical return was 12.9%. It is reasonably possible that we could have used a different estimate for the rate of return on plan assets in calculating pension expense. Holding other assumptions constant, for every 1% reduction in the expected rate of return on plan assets, annual pension expense would increase by approximately $1.0 million, before taxes.

- Discount rate. The discount rate represents the rate at which pension obligations could effectively be settled on a present-value basis. MGE uses high-grade bond yields plus a premium as a benchmark. The premium is based on the relatively long duration of MGE's pension plan liabilities and the fact that certain benefit payments are in the form of an annuity. Moody's Aa Corporate Bond Yield was 5.66% on December 31, 2004. As such, this approach generated a 5.85% discount rate (i.e., 5.66% + 0.19%).

- Medical trend assumptions. The health care cost trend rate is the assumed rate of increase in per-capita health care charges. For 2004, the health trend was reset to 10% with the ultimate trend of 5% reached in 2012. The health trend assumption for 2005 was reset from 12% to 10% as a result of an expanded relationship with a managed care health provider with a greater emphasis on preventive care, provider discounts and better utilization management.

Income Tax Provision

MGE Energy's and MGE's income tax provisions, including both current and deferred components, are based on estimates, assumptions, calculations, and interpretation of tax statutes for the current and future years. Determination of current-year federal and state income tax will not be settled for years.

Management regularly makes assessments of tax return outcomes relative to financial statement tax provisions and adjusts the tax provisions in the period when facts become final.

Additionally, in determining our current income tax provision we assess temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded in our balance sheets. When we maintain deferred tax assets we must assess the likelihood that these assets will be recovered through adjustments to future taxable income. To the extent we believe recovery is not likely, we establish a valuation allowance. We record an allowance reducing the asset to a value we believe will be recoverable based on our expectation of future taxable income. We believe the accounting estimate related to the valuation allowance is a critical accounting estimate because it is highly susceptible to change from period to period as it requires management to make assumptions about our future income over the lives of the deferred tax assets, and the impact of increasing or decreasing the valuation allowance is potentially material to our results of operations.

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

MGE continually assesses whether the regulatory assets meet the criteria for probability of future recovery. This assessment considers factors such as changes in the regulatory environment, recent rate orders to other regulated entities under the same jurisdiction, and the status of any pending or potential deregulation legislation. If future recovery of costs becomes no longer probable, the assets and liabilities would be recognized as current-period revenues or expenses.

Amortization of regulatory assets is provided over the recovery period as allowed in the related regulatory agreement.

Adoption of Accounting Principles and Recently Issued Accounting Pronouncements - MGE Energy and MGE

SFAS No. 143

Effective January 1, 2003, we adopted SFAS No. 143 which requires entities to recognize the estimated fair value of legal liabilities for asset retirements in the period in which they are incurred. SFAS No. 143 applies to such things as the removal of an electric substation, a combustion turbine generating unit, wind generating facilities, and the photovoltaic generating facilities, all of which are located on property not owned by MGE and would be removed upon the ultimate end of the lease. At December 31, 2004, this liability is estimated at $1.5 million and is included in other deferred liabilities.

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

The initial liability is accreted to its present value each period. MGE defers this accretion as a regulatory asset based on its determination that these costs can be collected from customers. MGE also may have asset retirement obligations relating to various assets, such as combustion turbine generating units, small distributed generating units, above-ground and underground storage tanks, facilities located at Columbia (co-owned with Alliant and WPSC), and certain electric and gas distribution facilities. These facilities are generally located on property owned by third parties, on which MGE is permitted to operate by lease, permit, easement, license, or service agreement, but also include some facilities located on property owned by MGE. The asset retirement obligations associated with these facilities cannot be reasonably determined due to the indeterminate life of the related assets.

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

FIN 45

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

MGE would be required to perform under the guarantee if the customer defaulted on its loan. The energy-related equipment installed at the customer sites is used to secure the customer loans. The length of the MGE guarantee to the financial institution varies from one to ten years depending on the term of the customer loan. Principal payments for the next five years on the loans are $0.8 million in 2005 and 2006, $0.7 million in 2007, $0.9 million in 2008, and $1.3 million in 2009.

FIN 46(R)

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51. In December 2003, the FASB issued the updated and final interpretation FIN 46(R). FIN 46(R) requires that an equity investor in a VIE have significant equity at risk (generally a minimum of 10%, which is an increase from 3% required under the previous guidance) and hold a controlling interest, evidenced by voting rights, and absorb a majority of the entity's expected losses, receive a majority of the entity's expected returns, or both. If the equity investor is unable to evidence these characteristics, the entity that retains these ownership characteristics will be required to consolidate the VIE as the primary beneficiary. FIN 46 was applicable immediately to VIEs created or obtained after January 31, 2003. FIN 46(R) was effective on December 31, 2003, for interests in entities that were previously considered special-purpose entities under then existing authoritative guidance.

MGE Power West Campus is a VIE pursuant to FIN 46(R), as the equity investment at December 31, 2003, was not sufficient to permit the entity to finance its activities without additional support. MGE concluded a VIE relationship exists due to the long-term lease arrangement between MGE and MGE Power West Campus. MGE Power West Campus will lease a major portion of its assets, a power plant, to MGE, pursuant to this leasing arrangement, and MGE will absorb a majority of the expected losses, residual returns, or both. The VIE was consolidated into MGE as of December 31, 2003.

FIN 46(R) also requires MGE to assess whether the participants within its Shared Savings program constitute VIEs in which MGE might be considered to be the consolidating entity. MGE has reviewed 75% of the total Shared Savings program balance and has determined that the provisions of FIN 46(R) are not applicable via the "business scope exception." For the remaining 25% of the total Shared Savings program balance, MGE has not performed this assessment. These entities are not legally obligated to provide the financial information to MGE that is necessary to determine whether MGE must consolidate these entities. MGE will continue to attempt to obtain information from these customers in order to determine whether they should be consolidated by MGE.

FSP 106-2

On December 8, 2003, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 was signed into law, authorizing Medicare to provide prescription drug benefits to retirees. FSP 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, was issued on May  19, 2004. The FSP provides guidance on accounting for the effects of the new Medicare prescription drug legislation by employers whose prescription drug benefits are actuarially equivalent to the drug benefit under Medicare Part D.

During the third quarter of 2004, MGE adopted the provisions of FSP 106-2, resulting in a remeasurement of its postretirement plans' assets and APBO as of January 1, 2004. The effect of the subsidy on benefits attributable to past service was accounted for as an actuarial experience gain, resulting in a decrease in the APBO of $4.3 million. The annualized reduction in the net periodic postretirement benefit cost is estimated to be $0.7 million compared to the annual cost calculated without considering the effects of the Prescription Drug Act. Previously reported financial information for the three months ended March 31, 2004 and June 30, 2004 have also been adjusted to reflect a reduction in net periodic postretirement benefit cost as if FSP 106-2 was adopted as of January 1, 2004. Amounts for these periods, when presented in future periods for comparative purposes, will be presented as such.

FSP 109-1

In December 2004, the FASB issued FSP 109-1, "Application of FASB Statement No. 109, 'Application for Income Taxes,' to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" (FSP FAS 109-1). The American Jobs Creation Act of 2004 (Act), signed into law on October 22, 2004, provided, generally, for a tax deduction, effective for taxable years beginning after December 31, 2004, for domestic manufacturing activities of up to nine percent (when fully phased-in) of the lesser of "qualified production activities income," as defined in the Act, or taxable income. FSP 109-1 clarified that the tax deduction for domestic manufacturing activities under the Act should be accounted for as a special deduction in accordance with SFAS No. 109, "Accounting for Income Taxes" (SFAS No. 109). This Act and these standards do not appear to have a significant impact on our consolidated financial statements.

EITF 03-01

In March 2004, the EITF reached consensus on and the FASB ratified EITF Issues No. 03-01, The Meaning Other-Than-Temporary Impairment and its Application to Certain Investments (EITF 03-01). EITF 03-01 provides guidance for evaluating whether an investment is other-than-temporarily impaired. MGE and MGE Energy adopted the disclosure requirements of EITF 03-01 for investments accounted for under SFAS No. 115 for the year ended December 31, 2004. On September 30, 2004, the FASB issued EITF 03-01-01, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-01, 'The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,' which delayed the effective date of the application guidance on impairment of securities included within EITF 03-01. The EITF and the FASB are reconsidering the conclusions reached within EITF 03-01.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk - MGE Energy and MGE.

MGE Energy and MGE are potentially exposed to market risk associated with interest rates, commodity prices, weather, and equity returns. MGE currently has no exposure to foreign currency risk. MGE manages some risk exposure through risk management policies and uses derivative instruments. MGE's market risk has not changed between 2003 and 2004. MGE does not enter into speculative trading transactions.

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

In October 2004, MGE entered into a nonexchange-traded HDD Collar. Per the terms and conditions of this derivative agreement, MGE is subject to a floor and a ceiling based on forecasted heating degree days. If actual heating degree days exceed the ceiling, MGE is obligated to pay, and if heating degree days are below the floor, MGE will receive payment. The payment or receipt under this agreement is not permitted to exceed $1.0 million (excluding premium). The term of this agreement extends from November 1, 2004, until March 31, 2005, and the premium for this weather hedge is $0.1 million.

The Company is accounting for the HDD Collar using the intrinsic value method pursuant to the requirements of EITF No. 99-2, Accounting for Weather Derivatives. Through December 31, 2004, actual HDD were 1,954, resulting in a $0.3 million gain for MGE.

A summary of actual weather information in the utility segment's service territory during 2004, 2003, and 2002, as measured by degree days, may be found in Results of Operations.

Interest Rate Risk

Both MGE and MGE Energy have short term borrowings at varying interest rates. MGE issues commercial paper for its short-term borrowings, while MGE Energy draws from its current credit facility to meet its short term borrowing needs (see Footnote 11 of the Notes to Consolidated Financial Statements). Borrowing levels vary from period to period depending upon capital investments and other factors. Future short-term interest expense and payments will reflect both future short-term interest rates and borrowing levels. MGE Energy and MGE manage interest rate risk by limiting its variable rate exposure and continually monitoring the effects of market changes on interest rates. MGE is not exposed to changes in interest rates on a substantial portion of its long-term debt until that debt matures and is refinanced at market rates. Assuming the current level of variable rate borrowings and assuming a 1% change in the 2004 average interest rate under these borrowings, it is estimated that our 2004 interest expense and net income would have changed by $0.4 million for MGE and $0.5 million for MGE Energy.

Equity Price Risk - Pension-Related Assets

MGE currently funds its liabilities related to employee benefits through trust funds. These funds, which include investments in debt and equity securities, are managed by various investment managers. Changes in market value of these investments can have an impact on the future expenses related to these liabilities. Holding other assumptions constant, for every 1% reduction in the expected rate of return on plan assets, annual pension expense would increase by approximately $1.0 million, before taxes. MGE's risk of expense and annuity payments, as a result of changes in the market value of the trust funds, is mitigated in part through future rate actions by the PSCW.

Commodity Price Risk

MGE has commodity price risk exposure with respect to the price of natural gas, electricity, coal, and oil. MGE employs established policies and procedures to reduce the market risks associated with changing commodity prices, including the use of commodity and financial instruments (see Footnote 15 of the Notes to Consolidated Financial Statements). MGE's commodity risks are somewhat mitigated by the current ratemaking process in place for recovering electric fuel, purchased energy, and the cost of natural gas purchased for resale. MGE's electric fuel costs are subject to fuel rules established by the PSCW, which further mitigate commodity risk. Under the fuel rules, if electric fuel costs exceed or fall below a 3.0% bandwidth set by the PSCW, MGE can apply for a fuel surcharge or may have a fuel credit to its customers. Under the PGA authorized by the PSCW, MGE passes through to customers the cost of gas, subject to certain limited incentives.

Under the fuel rules, MGE may include the costs and benefits of fuel price risk management tools implemented under a risk management plan approved by the PSCW. In 2004, the PSCW extended its conditional approval of MGE's Electric Procurement Risk Management Program through December 31, 2005.

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

Regulatory Recovery Risk

MGE's electric operations burn natural gas in several of its peak power plants or as a supplemental fuel at several coal-fired plants and in many cases, the cost of purchased power is tied to the cost of natural gas. MGE bears significant regulatory risk for the recovery of such fuel and purchased power costs when they are higher than the base rate established in its current rate structure.

As noted above in Commodity Price Risk, the electric operations of MGE operate under a "fuel rules" adjustment clause for fuel and purchased power costs associated with the generation and delivery of electricity. This clause establishes a base rate for fuel and purchased power. MGE assumes the risks and benefits of variances that are within a 3.0% bandwidth. For 2004 and 2003, fuel and purchased power costs included in MGE's base fuel rates were $95.0 million and $81.0 million, respectively. In 2004 and 2003, the base fuel rates included a fuel credit in the amount of $3.8 million and $4.0 million, respectively. Of the $3.8 million recorded in 2004, $3.4 million related to the 2004 proceedings and $0.4 million related to the 2003 proceedings.

Credit Risk - Counterparty

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

Additionally, if a counterparty were to default and MGE were to liquidate all contracts with that entity, MGE's credit loss would include the loss in value of mark-to-market contracts; the amount owed for settled transactions; and additional payments, if any, to settle unrealized losses on accrual contracts.

MGE is obligated to provide service to all electric and gas customers within its respective franchised territories. As a result, MGE has a broad customer base. For the year ended December 31, 2004, MGE's ten largest electric customers represented approximately 18.3% of its retail electric revenues. MGE's ten largest gas customers represented approximately 5.6% of its gas revenues. Credit risk for electric and gas is managed by MGE's credit and collection policies, which are consistent with state regulatory requirements.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of MGE Energy, Inc.:

We have completed an integrated audit of MGE Energy, Inc.'s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of MGE Energy, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
March 11, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholder of Madison Gas and Electric Company:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a)(1) present fairly, in all material respects, the financial position of Madison Gas and Electric Company and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company adopted certain provisions of Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities- an interpretation of ARB 51 (revised December 2003)," as of December 31, 2003.

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
March 11, 2005

MGE Energy, Inc.

Consolidated Statements of Income

(In thousands, except per-share amounts)

	For the years ended December 31,
	2004	2003	2002
Operating Revenues:
Regulated	$422,149	$401,547	$347,096
Nonregulated	2,732	1,023	-
Total Operating Revenues	424,881	402,570	347,096

Operating Expenses:
Fuel for electric generation	43,553	41,557	38,210
Purchased power	52,052	49,521	44,607
Natural gas purchased	114,506	104,066	73,412
Other operations and maintenance	115,185	111,636	92,514
Depreciation and amortization	24,917	23,344	29,362
Other general taxes	12,715	11,592	10,861
Total Operating Expenses	362,928	341,716	288,966
Operating Income	61,953	60,854	58,130

Other income, net	3,977	1,500	2,476
Interest expense	(11,434)	(11,813)	(12,686)
Income before income taxes	54,496	50,541	47,920
Income tax provision	(20,656)	(19,901)	(18,727)
Net Income	$ 33,840	$ 30,640	$ 29,193

Earnings Per Share of Common Stock (basic and diluted):	$1.77	$1.71	$1.69

Dividends paid per share of common stock	$1.36	$1.35	$1.34

Average Shares Outstanding (basic and diluted)	19,119	17,894	17,311

The accompanying notes are an integral part of the above consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	For the years ended December 31,
	2004	2003	2002
Operating Activities:
Net income	$ 33,840	$ 30,640	$ 29,193
Items not affecting cash:
Depreciation and amortization	24,917	23,344	29,362
Deferred income taxes	8,832	8,075	4,186
Amortization of investment tax credits	(502)	(516)	(520)
Equity in earnings in ATC	(4,236)	(3,687)	(3,316)
Amortization of debt issuance costs and bond expense	516	484	368
Other items	639	(514)	(380)
Dividend income from ATC	3,055	2,640	2,714
Prepayments to ATC	-	5,000	(5,000)
Gain on the sale of property	(938)	-	-
Changes in working capital items:
Trade and other Receivables, net	(16,760)	(1,438)	(11,214)
Inventories	(4,839)	(5,195)	2,375
Unbilled revenues	(3,236)	(3,105)	(2,053)
Prepayments	(1,660)	(3,674)	(2,278)
Accounts payable	8,385	2,479	9,399
Accrued interest and tax	(47)	(394)	(99)
Other current liabilities	(334)	3,655	4,036
Special billing projects - ATC	10,657	-	-
Other noncurrent items, net	4,025	9,937	(527)
Cash Provided by Operating Activities	62,314	67,731	56,246
Investing Activities:
Capital expenditures	(95,747)	(82,970)	(77,001)
ATC- capital contribution	(3,475)	-	-
Advance to ATC related to WCCF	(2,308)	(9,223)	(1,281)
Increase in nuclear decommissioning fund	-	-	(7,804)
Proceeds from sale of property	1,592	-	-
Other	(277)	(410)	(623)
Cash Used for Investing Activities	(100,215)	(92,603)	(86,709)
Financing Activities:
Issuance of common stock, net	63,154	23,162	13,597
Cash dividends paid on common stock	(25,943)	(24,137)	(23,170)
Repayment of long-term debt	(20,000)	(20,000)	(20,000)
Issuance of long-term debt, net	-	50,000	35,000
Increase (decrease) in short-term debt	21,595	(2,618)	24,798
Other	636	(200)	484
Cash Provided by Financing Activities	39,442	26,207	30,709
Change in Cash and Cash Equivalents:	1,541	1,335	246
Cash and cash equivalents at beginning of period	2,020	685	439
Cash and cash equivalents at end of period	$ 3,561	$ 2,020	$ 685

Supplemental disclosures of cash flow information:
Interest paid	$11,518	$12,439	$12,408
Income taxes paid	$12,163	$18,279	$17,223
Income taxes received	$ -	$ (3,159)	$ (759)

The accompanying notes are an integral part of the above consolidated financial statements.

MGE Energy, Inc.

Consolidated Balance Sheets

(In thousands)

	At December 31,
ASSETS	2004	2003
Current Assets:
Cash and cash equivalents	$ 3,561	$ 2,020
Restricted cash	876	764
Accounts receivable, less reserves of $2,755 and $2,735, respectively	34,130	30,236
Other accounts receivable	22,910	7,477
Unbilled revenues	24,880	21,644
Materials and supplies, at lower of average cost or market	9,107	7,851
Fossil fuel, at lower of average cost or market	5,523	5,054
Stored natural gas, at lower of average cost or market	21,712	18,598
Prepaid taxes	14,510	14,063
Deferred income taxes	-	1,206
Other prepayments	5,029	3,816
Total Current Assets	142,238	112,729
Special billing projects	3,121	14,574
Regulatory assets	21,101	11,446
Deferred Charges	16,077	17,605

Property, Plant, and Equipment, Net	480,154	449,022
Construction work in progress	127,244	88,489
Total Property, Plant, and Equipment	607,398	537,511

Other property and investments	37,436	31,293

Total Assets	$827,371	$725,158

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$ -	$ 20,000
Short-term debt - commercial paper	53,275	31,680
Accounts payable	42,488	34,103
Accrued interest and taxes	3,101	3,028
Deferred income taxes	581	-
Other current liabilities	16,116	15,814
Total Current Liabilities	115,561	104,625

Other Credits:
Deferred income taxes	89,627	79,936
Investment tax credit - deferred	4,389	4,891
Regulatory liabilities	28,764	33,623
Accrued pension and other postretirement benefits	42,138	29,947
Other deferred liabilities	6,438	6,862
Total Other Credits	171,356	155,259

Capitalization:
Common shareholders' equity	338,197	263,070
Long-term debt	202,257	202,204
Total Capitalization	540,454	465,274

Commitments and contingencies	-	-

Total Liabilities and Capitalization	$827,371	$725,158

The accompanying notes are an integral part of the above consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Capitalization

(In thousands)

	At December 31,
	2004	2003
Common Shareholders' Equity:
Common stock - par value $1 per share:
Authorized 50,000,000 shares
Outstanding 20,389,619 and 18,343,913 shares, respectively	$ 20,390	$ 18,344
Additional paid-in capital	229,682	168,574
Retained earnings	87,439	79,542
Accumulated other comprehensive income (loss)	686	(3,390)
Total Common Shareholders' Equity	338,197	263,070

First Mortgage Bonds:
7.70%, 2028 Series	1,200	1,200

Other Long-Term Debt:
7.49%, due 2007	15,000	15,000
6.02%, due 2008	30,000	30,000
4.875% 2012 Series, Industrial Development Revenue Bonds	19,300	19,300
5.875% 2034 Series, Industrial Development Revenue Bonds	28,000	28,000
6.58%, due 2012	15,000	15,000
5.26%, due 2017	20,000	20,000
7.12%, due 2032	25,000	25,000
6.12%, due 2028	20,000	20,000
5.68%, due 2033	30,000	30,000
Total Other Long-Term Debt	202,300	202,300

Unamortized discount and premium on bonds, net	(1,243)	(1,296)
Total Long-Term Debt	202,257	202,204

Total Capitalization	$540,454	$465,274

The accompanying notes are an integral part of the above consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Common Equity and Comprehensive Income

(In thousands, except per-share amounts)

	Common Stock Shares Value		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Comprehensive Income
2002
Beginning balance - December 31, 2001	17,072	$17,072	$133,087	$67,016	$ (883)
Net income				29,193		$29,193
Other comprehensive income/(loss):
Minimum pension liability adjustment, net of $5,727 tax benefit					(8,542)	(8,542)
Total comprehensive income						$20,651
Common stock dividends declared ($1.34 per share)				(23,170)
Common stock issued, net	503	503	13,094
Ending balance - December 31, 2002	17,575	$17,575	$146,181	$73,039	$(9,425)

2003
Net income				$30,640		$30,640
Other comprehensive income/(loss):
Minimum pension liability adjustment, net of $4,046 tax expense					$ 6,035	6,035
Total comprehensive income						$36,675
Common stock dividends declared ($1.35 per share)				(24,137)
Common stock issued, net	769	769	22,393
Ending balance - December 31, 2003	18,344	$18,344	$168,574	$79,542	$(3,390)

2004
Net income				$33,840		$33,840
Other comprehensive income/(loss):
Minimum pension liability reclassification, net of $2,273 tax expense					$ 3,390	3,390
Net unrealized gain on investments, net of $460 tax expense					686	686
Total comprehensive income						$37,916
Common stock dividends declared ($1.36 per share)				(25,943)
Common stock issued, net	2,046	2,046	61,108
Ending balance - December 31, 2004	20,390	$20,390	$229,682	$87,439	$ 686

The accompanying notes are an integral part of the above consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Income

(In thousands)

	For years ended December 31,
	2004	2003	2002
Operating Revenues:
Regulated electric revenues	$250,386	$241,745	$224,987
Regulated gas revenues	171,763	159,802	122,109
Total Operating Revenues	422,149	401,547	347,096

Operating Expenses:
Fuel for electric generation	43,553	41,557	38,210
Purchased power	52,052	49,521	44,607
Natural gas purchased	114,506	104,066	73,412
Other operations and maintenance	114,741	111,254	92,499
Depreciation and amortization	24,917	23,344	29,362
Other general taxes	12,713	11,589	10,861
Income tax provision	18,655	19,094	17,573
Total Operating Expenses	381,137	360,425	306,524
Net Operating Income	41,012	41,122	40,572

Other Income and Deductions:
AFUDC - equity funds	548	514	380
Equity in earnings in ATC	4,236	3,687	3,316
Income tax provision	(866)	(463)	(889)
Other deductions	(1,394)	(2,703)	(1,067)
Total Other Income and Deductions	2,524	1,035	1,740

Interest Expense:
Interest on long-term debt	11,062	11,857	12,386
Other interest	507	201	508
AFUDC - borrowed funds	(217)	(230)	(213)
Net Interest Expense	11,352	11,828	12,681
Net Income	$ 32,184	$ 30,329	$ 29,631

The accompanying notes are an integral part of the above financial statements.

Madison Gas and Electric Company

Consolidated Statements of Cash Flows

(In thousands)

	For the years ended December 31,
Operating Activities:	2004	2003	2002
Net income	$ 32,184	$ 30,329	$ 29,631
Items not affecting cash:
Depreciation and amortization	24,917	23,344	29,362
Deferred income taxes	8,831	8,135	4,186
Amortization of investment tax credits	(502)	(516)	(520)
Amortization of debt issuance costs and bond discount	516	484	368
AFUDC - equity funds	(548)	(514)	(380)
Equity in earnings in ATC	(4,236)	(3,687)	(3,316)
Gain on the sale of property	(359)	-	-
Other items	1,181	-	-
Dividend income from ATC	3,055	2,640	2,714
Prepayments to ATC	-	5,000	(5,000)
Changes in working capital items:
Trade and other receivables, net	(14,148)	1,838	(11,230)
Inventories	(4,839)	(5,195)	2,375
Unbilled revenues	(3,236)	(3,105)	(2,053)
Prepayments	(2,291)	(4,119)	(2,047)
Accounts payable	5,868	3,110	6,511
Accrued taxes and interest	(45)	(367)	(103)
Other current liabilities	(417)	3,592	3,923
Special billing projects - ATC	10,657	-	-
Other noncurrent items, net	3,895	11,322	(921)
Cash Provided by Operating Activities	60,483	72,291	53,500
Investing Activities:
Capital expenditures	(95,775)	(43,755)	(58,149)
Advance to ATC related to WCCF	(2,308)	(9,223)	(1,281)
ATC-capital contribution	(3,475)	-	-
AFUDC - borrowed funds	(217)	(230)	(213)
Proceeds from sale of property, plant, and equipment	980	-	-
Increase in nuclear decommissioning fund	-	-	(7,804)
Other	(86)	(180)	(410)
Cash Used for Investing Activities	(100,881)	(53,388)	(67,857)
Financing Activities:
Equity contributions from parent	20,532	19,606	4,497
Issuance of common stock	-	-	7,471
Cash dividends paid to parent	(25,158)	(29,685)	(17,316)
Affiliate financing of WCCF	432	(10,542)	-
Equity contribution received by MGE Power West Campus	40,377	-	-
Long-term debt maturities/redemptions	(20,000)	(20,000)	(20,000)
Issuance of long-term debt	-	20,000	35,000
Increase in short-term debt	24,775	2,000	4,000
Other	(40)	(300)	484
Cash Provided by (used for) Financing Activities	40,918	(18,921)	14,136
Change in Cash and Cash Equivalents	520	(18)	(221)
Cash and cash equivalents at beginning of period	450	468	439
Cash and cash equivalents at end of period	$ 970	$ 450	$ 218

Supplemental disclosures of cash flow information:
Interest paid	$11,028	$12,439	$12,408
Income taxes paid	$11,906	$18,279	$17,223
Income taxes received	-	$(3,159)	$(759)

Non cash operating, investing, and financing activities:
Dividend received for transfer of net assets related to two subsidiaries	-	-	$1,499
Assignment of liabilities from MGE Power to MGE Power West Campus	-	$46,618	-
Assignment of assets from MGE Power to MGE Power West Campus	-	$(46,618)	-

The accompanying notes are an integral part of the above financial statements.

Madison Gas and Electric Company

Consolidated Balance Sheets

(In thousands)

	At December 31,
ASSETS	2004	2003
Utility Plant (At Original Cost, In Service):
Electric	$ 612,684	$ 573,326
Gas	242,074	232,401
Gross plant in service	854,758	805,727
Less accumulated provision for depreciation	(374,604)	(356,705)
Net plant in service	480,154	449,022
Construction work in progress	127,272	88,489
Total Utility Plant	607,426	537,511
Other property and investments	3,202	2,679
Investment in ATC	32,542	27,886
Total Other Property and Investments	35,744	30,565
Current Assets:
Cash and cash equivalents	970	450
Restricted cash	876	764
Accounts receivable, less reserves of $2,755 and $2,735, respectively	34,122	30,161
Affiliate receivables	636	-
Other accounts receivable	16,410	4,292
Unbilled revenues	24,880	21,644
Materials and supplies, at lower of average cost or market	9,107	7,851
Fossil fuel, at lower of average cost or market	5,523	5,054
Stored natural gas, at lower of average cost or market	21,712	18,598
Prepaid taxes	15,383	14,305
Deferred income taxes	-	1,125
Other prepayments	5,001	3,788
Total Current Assets	134,620	108,032
Special billing projects	3,121	14,574
Regulatory assets	21,101	11,446
Other deferred charges	16,064	17,334
Total Assets	$ 818,076	$ 719,462
CAPITALIZATION AND LIABILITIES
Common stockholder equity	$ 287,830	$ 256,819
Minority interest	40,377	-
Long-term debt	202,257	202,204
Total Capitalization	530,464	459,023
Current Liabilities:
Long-term debt - due within one year	-	20,000
Short-term debt - commercial paper	40,275	15,500
Accounts payable	37,754	31,886
Affiliate payables	19,350	18,918
Accrued interest and taxes	3,099	3,024
Accrued payroll - related items	7,439	6,786
Deferred income taxes	285	-
Other current liabilities	7,804	8,815
Total Current Liabilities	116,006	104,929
Other Credits:
Deferred income taxes	89,627	79,936
Investment tax credit - deferred	4,389	4,891
Regulatory liabilities	28,764	33,623
Accrued pension and other postretirement benefits	42,138	29,947
Other deferred liabilities	6,688	7,113
Total Other Credits	171,606	155,510
Commitments and Contingencies	-	-
Total Capitalization and Liabilities	$ 818,076	$ 719,462

The accompanying notes are an integral part of the above financial statements.

Madison Gas and Electric Company

Consolidated Capitalization Statement

(In thousands)

	At December 31,
	2004	2003
Common Shareholder's Equity:
Common stock - par value $1 per share:
Authorized 50,000,000 shares
Outstanding 17,347,889 and 17,347,889 shares, respectively	$ 17,348	$ 17,348
Additional paid-in capital	184,917	164,385
Retained earnings	85,502	78,476
Accumulated other comprehensive income (loss)	63	(3,390)
Total Common Shareholders' Equity	287,830	256,819

Minority Interest	40,377	-

Redeemable Preferred Stock, Cumulative, $25 par value, 1,175,000 authorized, but unissued	-	-

First Mortgage Bonds:
7.70%, 2028 Series	1,200	1,200

Other Long-Term Debt:
7.49%, due 2007	15,000	15,000
6.02%, due 2008	30,000	30,000
4.875% 2012 Series, Industrial Development Revenue Bonds	19,300	19,300
5.875% 2034 Series, Industrial Development Revenue Bonds	28,000	28,000
6.58%, due 2012	15,000	15,000
5.26%, due 2017	20,000	20,000
7.12%, due 2032	25,000	25,000
6.12%, due 2028	20,000	20,000
5.68%, due 2033	30,000	30,000
Other Long-Term Debt	202,300	202,300

Unamortized discount and premium on bonds, net	(1,243)	(1,296)
Total Long-Term Debt	202,257	202,204

Total Capitalization	$530,464	$459,023

The accompanying notes are an integral part of the above financial statements.Madison Gas and Electric Company

Consolidated Statements of Common Equity and Comprehensive Income

(In thousands, except per-share amounts)

	Common Stock Shares Value		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Comprehensive Income
2002
Beginning balance - December 31, 2001	17,072	$17,072	$133,087	$67,016	$ (883)
Net income				29,631		$29,631
Other comprehensive income/(loss):
Minimum pension liability adjustment, net of $5,727 tax benefit					(8,542)	(8,542)
Total comprehensive income						$21,089
Common stock dividends declared				(17,316)
Transfer of subsidiary equity to parent				(1,499)
Common stock issued	276	276	11,692
Ending balance - December 31, 2002	17,348	$17,348	$144,779	$77,832	$(9,425)

2003
Net income				$30,329		$30,329
Other comprehensive income/(loss):
Minimum pension liability adjustment, net of $4,046 tax expense					$6,035	6,035
Total comprehensive income						$36,364
Common stock dividends declared				(29,685)
Capital distribution from parent			19,606
Ending balance - December 31, 2003	17,348	$17,348	$164,385	$78,476	$(3,390)

2004
Net income				$32,184		$32,184
Other comprehensive income/(loss):
Minimum pension liability reclassification,net of $2,273 tax expense					$3,390	3,390
Net unrealized gain on investments, net of $42 tax expense					63	63
Total comprehensive income						$35,637
Common stock dividends declared				(25,158)
Capital distribution from parent			20,532
Ending balance - December 31, 2004	17,348	$17,348	$184,917	$85,502	$ 63

The accompanying notes are an integral part of the above financial statements.

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002

This report is a combined report of MGE Energy and MGE. The notes to the consolidated financial statements that follow include consolidated MGE Energy footnotes and certain footnotes related to MGE.

1. Summary of Significant Accounting Policies.

a. General - MGE Energy and MGE.

On August 12, 2002, MGE Energy became the holding company for MGE as the result of completing an exchange of shares of MGE Energy common stock for shares of MGE common stock. The MGE Energy financial statements reflect this transaction for all periods presented. Consequently, MGE constitutes a substantial portion of all of the assets, liabilities, and results of operations of MGE Energy and is expected to continue to do so for the foreseeable future.

MGE, a wholly owned subsidiary of MGE Energy, is a regulated electric and gas utility headquartered in Madison, Wisconsin. Other wholly owned subsidiaries of MGE Energy include CWDC, MAGAEL, MGE Construct, and MGE Power. MGE Power owns 100% of MGE Power West Campus. These subsidiaries are part of our nonregulated energy operations, which were formed to construct and own new electric generation projects.

Accounting policies for regulated operations are in accordance with those prescribed by the regulatory authorities having jurisdiction, principally the PSCW, FERC, and SEC under the Public Utility Holding Company Act of 1935.

b. Principles of Consolidation - MGE Energy and MGE.

The consolidated financial statements reflect the application of certain accounting policies described in this note. All significant intercompany accounts and transactions have been eliminated in consolidation.

c. Use of Estimates - MGE Energy and MGE.

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

d. Cash Equivalents - MGE Energy and MGE.

MGE Energy and MGE consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

e. Restricted Cash - MGE Energy and MGE.

MGE has some cash accounts that are restricted to uses other than current operations and designated for a specific purpose. MGE's restricted cash accounts relate to cash held by trustee for certain employee benefits.

f. Trade Receivables, Allowance for Doubtful Accounts, and Concentration Risk - MGE Energy and MGE.

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. However, a 1% late payment charge is recorded on all receivables unpaid after the due date. The allowance for doubtful accounts associated with these receivables represents our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine our allowance for doubtful accounts based on historical write-off experience, regional economic data, and review of the accounts receivable aging.

MGE is obligated to provide service to all electric and gas customers within its respective franchised territories. MGE's franchised electric territory includes a 250-square-mile area in Dane County, Wisconsin, and MGE's franchised gas territory includes a service area covering 1,375 square miles in Wisconsin. MGE manages this concentration and the related credit risk through its credit and collection policies, which are consistent with state regulatory requirements.

g. Other Receivables - MGE Energy and MGE.

Other receivables represent receivables generated from nonregulated operations or from activities that are outside of the core business. MGE Energy's other receivables at December 31, 2004, are primarily comprised of the receivable and retainage receivable from the state and the advance made to ATC, including interest.

At December 31, 2004, MGE Construct had a $1.6 million receivable from the State which represents actual costs incurred on behalf of the State for the construction of WCCF. These costs are billed to the State on a monthly basis pursuant to the EPC Agreement.

At December 31, 2004, MGE Construct also had a $4.9 million retainage receivable from the State associated with WCCF. Ten percent of all nonmajor equipment and service costs (up to $5 million) billed to the State will be retained until commercial operation of the facility pursuant to the EPC Agreement.

MGE has advanced funds for construction of transmission equipment and work done by ATC related to WCCF. At December 31, 2004, MGE had a $13.0 million receivable from ATC which represents the advanced funds ($12.8 million), plus interest charged on the advanced funds ($0.2 million). MGE expects repayment of these amounts in the second quarter of 2005.

h. Inventories - MGE Energy and MGE.

Inventories consist of natural gas in storage, fossil fuels, and materials and supplies. MGE values all natural gas in storage, fossil fuels, and materials and supplies using average cost.

i. Regulatory Assets and Liabilities - MGE Energy and MGE.

Pursuant to SFAS No. 71, Accounting for the Effects of Certain Types of Regulation, MGE capitalizes as regulatory assets incurred costs that are expected to be recovered in future electric and natural gas rates. MGE also records as regulatory liabilities obligations to customers to refund previously collected revenue or to spend revenue collected from customers on future costs.

Electric industry restructuring could affect MGE's ability to continue establishing certain regulatory asset and liability amounts now allowed under SFAS No. 71. MGE is unable to predict whether any adjustments to regulatory assets and liabilities will occur in the future. However, the PSCW has recognized the need to allow recovery for commitments made under prior regulation. See Footnote 6 for further discussion of regulatory assets and liabilities.

j. Debt Issuance Costs - MGE Energy and MGE.

Premiums, discounts, and expenses incurred with the issuance of outstanding long-term debt are amortized over the life of the debt issue. Any call premiums or unamortized expenses associated with refinancing higher-cost debt obligations used to finance utility-regulated assets and operations are amortized consistent with regulatory treatment of those items.

k. Property, Plant, and Equipment - MGE Energy and MGE.

Utility property, plant, and equipment is recorded at cost. Cost includes indirect costs consisting of payroll taxes, pensions, postretirement benefits, other fringe benefits, administrative and general costs, and AFUDC. Additions for significant replacements of property are charged to property, plant, and equipment at cost; minor items are charged to maintenance expense. The cost of depreciable utility property less salvage value is charged to accumulated depreciation when property is retired. Depreciation rates are approved by the PSCW and are based on the estimated economic lives of property.

Provisions at composite straight-line depreciation rates, excluding decommissioning costs, approximate the following percentages for the cost of depreciable property:

	2004	2003	2002
Electric	3.0%	3.0%	2.8%
Gas	3.4%	3.3%	3.3%

l. Capitalized Interest - MGE Energy and MGE.

Interest costs of $2.1 million in 2004, associated with the construction of WCCF, have been capitalized as part of the cost of the asset in accordance with the provisions set forth in SFAS No. 34, Capitalization of Interest Cost. These costs will be amortized over the asset's estimated useful life.

m. Allowance for Funds Used During Construction - MGE Energy and MGE.

Allowance for funds used during construction is included in utility plant accounts and represents the cost of borrowed funds used during plant construction and a return on stockholders' capital used for construction purposes. In the Consolidated Income Statements, the cost of borrowed funds (AFUDC-debt) is presented as an offset to interest expense and the return on stockholders' capital (AFUDC- capital) is shown as an Item within other income. As approved by the PSCW, MGE capitalized AFUDC-debt and equity on 50% of applicable average construction work in progress during 2004 at 9.73%. Although the allowance does not represent current cash income, it is recovered under the ratemaking process over the service lives of the related properties.

n. Investments - MGE Energy and MGE.

Investments in the common stock of affiliated companies in which MGE Energy's ownership interest is 50% or less and in which MGE Energy exercises significant influence over operating and financial policies are accounted for using the equity method, after eliminating the effects of any material intercompany transactions. All other investments are carried at fair value or at cost, as appropriate.

o. Capitalized Software Costs- MGE Energy and MGE.

Property, plant and equipment includes the capitalized costs of internal use software totaling $6.1 million at December 31, 2004. There were no capitalized software costs at December 31, 2003. During 2004 MGE recorded $0.2 million of amortization expense related to these costs. These software costs include internal and external costs incurred during the application development stage of software projects. These costs are amortized on a straight-line basis over the estimated useful lives of the assets. For internal use software, the useful lives range from five to ten years.

p. Income Taxes and Excise Taxes - MGE Energy and MGE.

Income Taxes

Under the liability method prescribed by SFAS No. 109, income taxes are deferred for all temporary differences between pretax financial and taxable income and between the book and tax basis of assets and liabilities using the tax rates scheduled by law to be in effect when the temporary differences reverse. Future tax benefits are recognized to the extent that realization of such benefits is more likely than not. A valuation allowance is recorded for those benefits that do not meet this criterion.

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

Excise Taxes

MGE Energy, through its utility operations, pays a state license fee tax in lieu of property taxes on property used in utility operations. License fee tax is calculated as a percent of adjusted operating revenues of the prior year. The electric tax rate is 3.19%, and the gas tax rate is 0.97%. The tax is required to be estimated and prepaid in the year prior to its computation and expensing. License fee tax expense, included in other general taxes, was $9.3 million, $8.4 million, and $7.8 million for the years ended December 31, 2004, 2003, and 2002, respectively.

Operating income taxes, including tax credits, and license fee tax are included in rates.

q. Comprehensive Income - MGE Energy and MGE.

Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to shareholders. Comprehensive income is reflected in the Consolidated Statements of Common Equity and Comprehensive Income.

r. Revenues - MGE Energy and MGE.

Revenues from the sale of electricity and gas to customers are recorded when electricity/gas is delivered to those customers. The quantity of those sales is measured by customers' meters. Due to the large volume of those meters, it is impractical to read all of them at month-end. Meters are read on a systematic basis throughout the month based on established meter-reading schedules. Consequently, at the end of any month, there exists a quantity of electricity and gas service that has been delivered but not billed. As a result, management must estimate revenue related to electricity and gas delivered to customers between their meter-read date and the end of the period.

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

During 2003, many of MGE's largest customers were shifted to a calendar-month bill. As a result of this shift, the majority of these customers' electricity usage is now accounted for in the unbilled calculation. The unbilled amounts are based on actual usage billed the following month and are therefore very reliable. Due to this billing shift, MGE has seen the ratio of unbilled receivables to total electric sales climb. The ratio has settled into a range of 45% to 65%, and MGE will continue to monitor and track this range.

Gas revenues are subject to an adjustment clause related to periodic changes in the cost of gas.

s. Risk Management Activities - MGE Energy and MGE.

As part of regular operations, MGE enters into contracts including options, swaps, futures, forwards, and other contractual commitments to manage its exposure to interest rates, commodity prices, and gas margin. MGE manages its interest rate risk by limiting its variable rate exposure through interest rate swap agreements. MGE evaluates its derivative contracts in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. SFAS No. 133 requires the Company to recognize all derivatives in the consolidated balance sheets at fair value, with changes in the fair value of derivative instruments to be recorded in current earnings or deferred in accumulated other comprehensive income (loss), depending on whether a derivative is designated as, and is effective as, a hedge and on the type of hedge transaction.

If the derivative qualifies for regulatory deferral subject to the provisions of SFAS No. 71, Accounting for the Effects of Certain Types of Regulation, the derivatives are marked to fair value pursuant to SFAS No. 133 and are offset with a corresponding regulatory asset or liability.

t. Impairment of Long-Lived Assets - MGE Energy and MGE.

MGE reviews plant and equipment and other property for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. MGE's policy for determining when long-lived assets are impaired is to recognize an impairment loss if the sum of the expected future cash flows (undiscounted and without interest charges) from an asset are less than the carrying amount of that asset. If an impairment loss is recognized, the amount that will be recorded will be measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. MGE believes there is no impairment of long-lived assets in accordance with SFAS No. 144 at December 31, 2004.

u. Recently Issued Accounting Pronouncements - MGE Energy and MGE.

SFAS No. 143

Effective January 1, 2003, MGE adopted SFAS No. 143, Accounting for Asset Retirement

Obligations. Under the new accounting standard, MGE recognizes, at fair value, legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction or development, and/or normal operation of the asset. This liability is estimated at $1.5 million at December 31, 2004, and is included in other deferred liabilities. The liability is accreted to its present value each period. MGE defers this accretion as a regulatory asset based on its determination that these costs can be collected from customers. The associated retirement costs are capitalized as part of the related long-lived asset and depreciated over the useful life of the asset. SFAS No. 71 is applied to the regulated operations and regulatory assets or liabilities are recognized for the timing differences between when legal asset retirement obligations are recovered in rates and when recognition of these costs is required under SFAS No. 143.

FIN 45

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

MGE would be required to perform under the guarantee if the customer defaulted on its loan. The energy-related equipment installed at the customer sites is used to secure the customer loans. The length of the MGE guarantee to the financial institution varies from one to ten years depending on the term of the customer loan. Principal payments for the next five years on the loans are $0.8 million in 2005 and 2006, $0.7 million in 2007, $0.9 million in 2008, and $1.3 million in 2009.

FIN 46

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51. In December 2003, the FASB issued the updated and final interpretation FIN 46(R). FIN 46(R) requires that an equity investor in a VIE have significant equity at risk (generally a minimum of 10%, which is an increase from 3% required under the previous guidance) and hold a controlling interest, evidenced by voting rights, and absorb a majority of the entity's expected losses, receive a majority of the entity's expected returns, or both. If the equity investor is unable to evidence these characteristics, the entity that retains these ownership characteristics will be required to consolidate the VIE as the primary beneficiary. FIN 46 was applicable immediately to VIEs created or obtained after January 31, 2003. FIN 46(R) was effective on December 31, 2003, for interests in entities that were previously considered special-purpose entities under then existing authoritative guidance.

MGE Power West Campus is a VIE pursuant to FIN 46(R), as the equity investment at December 31, 2003, was not sufficient to permit the entity to finance its activities without additional support. MGE concluded a VIE relationship exists due to the long-term lease arrangement between MGE and MGE Power West Campus. MGE Power West Campus will lease a major portion of its assets, a power plant, to MGE, pursuant to this leasing arrangement and MGE will absorb a majority of the expected losses, residual, or both. The VIE was consolidated into MGE as of December 31, 2003.

FIN 46(R) also requires MGE to assess whether the participants within its Shared Savings program constitute VIEs in which MGE might be considered to be the consolidating entity. MGE has reviewed 75% of the total current Shared Savings program balance and has determined that the provisions of FIN 46(R) are not applicable via the "business scope exception." For the remaining 25% of the total current Shared Savings program balance, MGE has not performed this assessment. These entities are not legally obligated to provide the financial information to MGE that is necessary to determine whether MGE must consolidate these entities. MGE will continue to attempt to obtain information from these customers in order to determine whether they should be consolidated by MGE.

FSP 106-2

On December 8, 2003, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 was signed into law authorizing Medicare to provide prescription drug benefits to retirees. FSP 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, was issued on May  19, 2004. The FSP provides guidance on accounting for the effects of the new Medicare prescription drug legislation by employers whose prescription drug benefits are actuarially equivalent to the drug benefit under Medicare Part D. MGE applied the provisions of this guidance in the third quarter of 2004. At this time, previously reported financial information for the three months ended March 31, 2004 and June 30, 2004 were adjusted to reflect a reduction in net periodic postretirement benefit cost as if FSP 106-2 was adopted as of January 1, 2004. Amounts for these periods, when presented in future periods for comparative purposes, will be presented as such.

FSP 109-1

In December 2004, the FASB issued FSP 109-1, Application of FASB Statement No. 109, 'Application for Income Taxes,' to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (FSP FAS 109-1). The American Jobs Creation Act of 2004 (Act), signed into law on October 22, 2004, provided, generally, for a tax deduction, effective for taxable years beginning after December 31, 2004,for domestic manufacturing activities of up to nine percent (when fully phased-in) of the lesser of "qualified production activities income," as defined in the Act, or taxable income. FSP 109-1 clarified that the tax deduction for domestic manufacturing activities under the Act should be accounted for as a special deduction in accordance with SFAS No. 109, "Accounting for Income Taxes" (SFAS No. 109). This Act and these standards do not appear to have a significant impact on our consolidated financial statements.

EITF 03-01

In March 2004, the EITF reached consensus on and the FASB ratified EITF Issues No. 03-01, The Meaning Other-Than-Temporary Impairment and its Application to Certain Investments (EITF 03-01). EITF 03-01 provides guidance for evaluating whether an investment is other-than-temporarily impaired. MGE and MGE Energy adopted the disclosure requirements of EITF 03-01 for investments accounted for under SFAS No. 115 for the year ended December 31, 2004. On September 30, 2004, the FASB issued EITF 03-01-01, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-01, 'The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments, which delayed the effective date of the application guidance on impairment of securities included within EITF 03-01. The EITF and the FASB are reconsidering the conclusions reached within EITF 03-01.

v. Reclassification - MGE Energy and MGE.

Certain prior-year amounts have been reclassified for comparative purposes. These reclassifications did not affect consolidated net income or shareholders' equity for the years presented.

2. Basis of Consolidation - MGE Energy and MGE.

MGE Power West Campus is not a subsidiary of MGE; however, it has been consolidated in the financial statements of MGE as of December 31, 2003, and subsequent periods due to the adoption of FIN 46(R) (see Footnote 1). MGE Power West Campus was created for the purpose of owning new generating assets including WCCF. These new generating assets are for the primary benefit of MGE's customers. The long-term lease arrangement between MGE and MGE Power West Campus creates a VIE relationship under FIN 46(R). MGE is considered the primary beneficiary of this VIE because it will absorb a majority of the entity's expected losses, residual returns, or both.

The consolidation of MGE Power West Campus resulted in a significant increase to certain balance sheet accounts such as construction work in progress of $95.7 million, long-term debt of $30.0 million, minority interest of $40.4 million, and affiliate payables of $19.4 million as of December 31, 2004. In 2003, the inclusion of MGE Power West campus resulted in an increase to construction work in progress of $48.6 million, an increase in long-term debt of $30.0 million, and affiliate payables of $18.9 million at December 31, 2003. As MGE Power West Campus had no significant operations, the consolidation of this entity by MGE did not have a material impact on MGE's consolidated statements of income for 2004. However, the construction of WCCF resulted in the inclusion of $2.7 million and $1.0 million in other nonregulated revenues at MGE Construct in 2004 and 2003, respectively. The aforementioned amounts are included in the consolidated income statement of MGE Energy at December 31, 2004, and 2003. These revenues were for services provided to the State by MGE Construct in its role as EPC contractor for the WCCF.

3. Property, Plant, and Equipment - MGE.

Property, plant, and equipment consisted of the following at December 31:

(In thousands)	2004	2003
Production	$251,361	$239,872
Distribution	521,346	491,423
General	82,051	74,432
Total utility plant	854,758	805,727
Less: Accumulated depreciation and amortization	374,604	356,705
In-service plant, net	480,154	449,022
Construction work in progress	127,272	88,489
Total property, plant, and equipment	$607,426	$537,511

MGE's utility plant is subject to the lien of its First Mortgage Bonds up to $1.2 million, the balance of First Mortgage Bonds outstanding at December 31, 2004. See Footnote 10 for further discussion of this facility.

4. Asset Sales and Divestitures.

a. ATC - MGE Energy and MGE.

On January 1, 2001, MGE transferred substantially all of its electric transmission facilities to ATC in exchange for approximately a 5% interest in this joint venture. ATC is comprised of Wisconsin investor-owned utilities and some Wisconsin municipal utilities, cooperatives, and power supply agencies.

MGE has a seat on the Board of Directors of ATC and has a 20% ownership interest in ATC Management, Inc. Due to MGE's ability to exercise significant control over management activities, MGE has accounted for this investment under the equity method of accounting. MGE records as equity in earnings of the investee its share of ATC's earnings, amortization of the SFAS No. 109 regulatory liability, and deferred investment tax credits related to the transmission assets transferred to ATC. MGE recorded equity earnings from its investment in ATC of $4.2 million (pretax) in 2004, $3.7 million (pretax) in 2003, and $3.3 million (pretax) in 2002. In 2004, MGE made $3.5 million in additional capital contributions. Dividend income received from ATC was $3.1 million in 2004, $2.6 million in 2003, and $2.7 million in 2002.

MGE recorded transmission expenses from ATC of $12.7 million in 2004, $13.9 million in 2003, and $7.9 million in 2002.

The PSCW authorized an electric rate surcharge of $4.5 million, or 2.0%, over a twelve-month period ended October 23, 2003, for MGE to recover deferred costs associated with the ATC formation and ongoing incremental transmission costs during 2001 and 2002.

b. Kewaunee sale - MGE Energy and MGE.

MGE sold to WPSC its 17.8% ownership interest in Kewaunee in September 2001. On the closing date, MGE also transferred its qualified decommissioning fund ($65.0 million, fair market value) and nonqualified decommissioning fund ($28.1 million, fair market value), which decreased accumulated depreciation by an equal amount.

MGE made monthly contributions of approximately $0.7 million (the level authorized by the PSCW) to the MGE nonqualified decommissioning fund from September 23, 2001, through December 31, 2002. These costs were recovered from customers in rates. MGE's decommissioning liability is limited to the fund balances at the closing date plus all decommissioning collections through 2002. Under the Kewaunee sale agreement, MGE was obligated to continue collecting decommissioning costs from its customers during 2002, and to remit those amounts, net of trust investment expenses and taxes on investment income, to the WPSC nonqualified decommissioning fund, which it did on January 3, 2003. MGE has no further obligation to the decommissioning of Kewaunee except as described in the next paragraph with respect to spent nuclear fuel.

The federal government is responsible for the disposition and storage of spent nuclear fuel. Federal legislation is being considered to establish an interim storage facility. Spent nuclear fuel is currently stored at Kewaunee. Minor plant modifications to the spent fuel pools in 2001 should ensure Kewaunee has sufficient fuel-storage capacity until the end of its licensed life in 2013. MGE retained spent fuel obligations for all fuel burned at Kewaunee for its share of the generation from the opening of the plant to the transaction closing date with WPSC. WPSC took title to such fuel at the closing date.

A surcharge imposed by the National Energy Policy Act of 1992 requires nuclear power companies to fund the decontamination and decommissioning of U.S. Department of Energy facilities that process nuclear fuel. As a result, the Kewaunee co-owners are required to pay a surcharge on uranium enrichment services purchased from the federal government prior to October 23, 1992. On an inflation-adjusted basis, MGE's portion of the obligation related to Kewaunee is approximately $0.6 million at December 31, 2004. MGE is required to continue paying its portion of this annual assessment.

As allowed under the Kewaunee sale agreement, MGE exercised an option to purchase 90 MW of electric capacity and energy at a fixed price from September 24, 2001, through September 23, 2003, to help meet customers' electric needs.

5. Joint Plant Ownership - MGE Energy and MGE.

MGE and two other utilities jointly own Columbia, a coal-fired generating facility, which accounts for 35.0% (225 MW) of MGE's net generating capability. Power from this facility is shared in proportion to each company's ownership interest. MGE has a 22.0% ownership interest in Columbia. The other owners are Alliant, which operates Columbia, and WPSC. MGE's share of fuel, operating, and maintenance expenses for Columbia was $27.9 million, $27.4 million, and $26.2 million for the years ended December 31, 2004, 2003, and 2002, respectively.

Each owner provides its own financing and reflects its respective portion of facilities and operating costs in its financial statements. MGE's interest in Columbia, included in its gross utility plant in service, and the related accumulated depreciation reserves at December 31 were as follows:

(In thousands)	2004	2003
Utility plant	$ 98,069	$ 95,594
Accumulated depreciation	(62,992)	(60,723)
Net plant	$ 35,077	$ 34,871

6. Regulatory Assets and Liabilities - MGE Energy and MGE.

The following regulatory assets and liabilities are reflected in MGE's consolidated balance sheet as of December 31:

Regulatory Assets
(In thousands)	2004	2003
Decommissioning and decontamination	$ 579	$ 846
Environmental costs	2,064	1,825
Deferred charges related to ATC	787	340
Deferred changes related to interest - 2027A Series	775	810
Regulatory asset - SFAS No. 133	1,073	277
Tax recovery related to AFUDC equity	2,869	2,740
Asset retirement obligation - SFAS No. 143	966	850
Minimum pension liability	9,782	-
Tax recovery for prior flow through	1,879	3,205
Other	327	553
Total regulatory assets	$21,101	$11,446
Regulatory Liabilities
(In thousands)	2004	2003
Regulatory liability - SFAS No. 109	$ 8,604	$ 9,877
Regulatory liability - SFAS No. 133	-	732
Non-SFAS No. 143 removal cost	17,683	18,247
Regulatory liability - customer fuel credit	1,656	2,762
Other	821	2,005
Total regulatory liabilities	$28,764	$33,623

MGE expects to recover their regulatory assets and return their regulatory liabilities through rates charged to customers based on PSCW decisions made during the ratemaking process based on PSCW long-standing policies and guidelines. The adjustments to rates for these regulatory assets and liabilities will occur over the periods either specified by the PSCW or over the corresponding period related to the asset or liability. We believe it is probable that MGE will continue to recover from customers the regulatory assets described above based on prior and current ratemaking treatment for such costs. MGE is earning a return on all regulatory assets, except for amounts expended for environmental costs.

Decommissioning and Decontamination

Costs related to decommissioning and decontamination will be recovered in rates through September 2007. The 1992 National Energy Policy Act requires all utilities that have used federal enrichment facilities to pay a special assessment for decontaminating and decommissioning these facilities. This special assessment is based on past enrichment. MGE has deferred in deferred charges an estimated $0.6 million and $0.8 million for its portion of the special assessment at December 31, 2004, and 2003, respectively. MGE believes any additional costs will be recovered in future rates.

Environmental Costs

MGE has received regulatory treatment on environmental costs including clean up of two landfill sites and a substation site. The regulators have not allowed MGE to recover carrying costs on these environmental expenditures. As of December 31, 2004, MGE has recorded $2.1 million in regulatory assets for environmental costs, including $0.1  million for accrual for estimated future site remediation and $2.0 million of deferrals for actual remediation costs incurred. These costs are being recovered over a four year period.

Deferred Charges Related to ATC

Deferred charges in connection with the start-up of ATC and ongoing incremental transmission costs during 2001 and 2002, associated with ATC were deferred under SFAS No. 71. MGE recovered these costs from October 2002 through October 2003. The PSCW has also allowed MGE to continue to use escrow accounting for the incremental transmission costs. The escrow accounting allows the utility to true-up its actual costs incurred and reflect the amount of the true-up in its next rate case filing and amortize the amount over that rate case period. A carrying cost component is calculated on the escrow balance.

Deferred Changes Related to Interest - 2027A Series

Deferred charges on the interest expense of the 2027A Series relates to the incremental difference in the interest that MGE earned on its construction bond fund and the actual interest that MGE paid out. That incremental difference between interest earned and interest expensed is currently being amortized over the remaining life of the bonds as part of the rate recovery allowed by the PSCW.

Regulatory Asset (Liability) - SFAS No. 133

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

As of December 31, 2004, MGE has recorded a regulatory asset of $1.1 million for the cumulative mark-to-market value of its gas supply contracts and the Columbia coal contract. As of December 31, 2003, MGE had recorded a regulatory asset of $0.3 million related to the commercial paper swap agreement and a regulatory liability of $0.7 million for the cumulative mark-to-market value of its gas supply derivatives.

Tax Recovery Related to AFUDC Equity

AFUDC equity represents the after-tax equity cost associated with utility plant construction and results in a temporary difference between the book and tax basis of such plant. Deferred income taxes are provided on this temporary difference in accordance with SFAS No. 109, Accounting for Income Taxes. It is probable under PSCW regulation that MGE will recover in future rates the future increase in taxes payable represented by the deferred income tax liability. The amounts will be recovered in rates over the depreciable life of the asset for which AFUDC was applied. Tax recovery related to AFUDC equity represents the revenue requirement related to recovery of these future taxes payable, calculated at current statutory tax rates.

Asset Retirement Obligation - SFAS No. 143

See Footnote 18 for further discussion.

Minimum Pension Liability

On December 21, 2004, the PSCW issued a final order which concluded that minimum pension liabilities related to regulated operations should be classified as regulatory assets within the consolidated balance sheet. As such, the minimum pension liability required for MGE's pension plan has been recorded as a regulatory asset at December 31, 2004, rather than within other comprehensive income as prescribed by SFAS No. 87. Tax Recovery For Prior Flow Through

The PSCW has allowed rate recovery of deferred taxes on all temporary differences since June 1991 when the FERC Uniform System of Accounts was adopted. Unrecovered deferred taxes in existence at the time of adoption were authorized for rate recovery over 15 years through 2006.

Tax recovery for prior flow through represents the revenue requirement, calculated at current tax rates, related to the remaining recovery period.

Regulatory Liability - SFAS No. 109

Regulation and SFAS No. 109 have resulted in a regulatory liability related to income taxes. Excess deferred income taxes result from past taxes provided at rates higher than current rates. The SFAS No. 109 regulatory liability and deferred investment tax credit reflects the revenue requirement associated with the return of these tax benefits to customers.

Non-SFAS No. 143 Removal Costs

In connection with the adoption of SFAS No. 143, companies are required to reclassify cumulative collections for non-ARO removal costs as a regulatory liability, with an offsetting entry to accumulated depreciation. Under the current rate structure, these removal costs are being recovered as a component of depreciation expense.

Regulatory Liability - Customer Fuel Credit

See Footnote 16 for further discussion.

7. Decommissioning Trusts - MGE Energy and MGE.

MGE transferred the assets of its external decommissioning trusts to external trusts of WPSC in September 2001, as part of the Kewaunee sale agreement (see Footnote 4). The agreement required MGE to continue funding its external decommissioning trust through the end of 2002, at the PSCW-authorized level of approximately $0.7 million per month. These costs were recovered from customers in rates. At the beginning of 2003, the remaining assets of the MGE external trust were transferred to the external trust of WPSC.

As required by SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, MGE's debt and equity security investments in the trusts were classified as available for sale. Gains and losses on the trusts were determined based on specific identification. Net unrealized holding gains and losses on the trusts were recorded as part of accumulated provision for depreciation.

8. Common Equity.

a. Common Stock - MGE Energy.

On September 15, 2004, MGE Energy completed the sale of 1,265,000 shares of common stock at a net sale price of $30.815 per share. The Company's proceeds, net of underwriters' fees and other expenses, were approximately $39.0 million. These funds were utilized to repay short-term borrowings incurred to finance the construction of WCCF and for general corporate purposes.

On August 15, 2003, MGE Energy entered into a Distribution Agreement (Agreement) with BOCM Under the terms of this Agreement, MGE Energy may offer and sell up to 1,600,000 shares of its common stock from time to time through BOCM as its sales agent or to BOCM as principal. The sales are made pursuant to a shelf registration statement MGE Energy filed with the SEC in March 2003, and which has been declared effective.

Under the Agreement, MGE Energy sold 124,000 and 165,000 shares of its common stock during 2004 and 2003, respectively. These sales resulted in net proceeds of $3.8 million and $5.1 million for 2004 and 2003, respectively. The proceeds from the issuance of common stock were used to pay for capital expenditures related to WCCF and for other general corporate purposes.

MGE Energy also issues new shares of its common stock through its Dividend Reinvestment and Direct Stock Purchase Plan (the Plan). During 2004, MGE Energy issued 657,000 new shares of common stock under the Plan for net proceeds of $20.7 million. During 2003, MGE Energy issued 604,000 new shares of common stock under the Plan for net proceeds of $18.1 million. The proceeds from the issuance of common stock for the Plan were contributed to MGE for its capital expenditures and to strengthen its capital structure.

b. Preferred Stock - MGE Energy and MGE.

MGE has 1,175,000 shares of $25 par value redeemable preferred stock (cumulative) that is authorized but unissued at December 31, 2004.

c. Dilutive Shares Calculation - MGE Energy.

MGE Energy does not hold any dilutive securities.

9. Minority Interest - MGE.

MGE Power West Campus is not a subsidiary of MGE; however, it has been consolidated in the consolidated financial statements of MGE as of December 31, 2003 and 2004, due to the adoption of FIN 46(R) (see Footnote 1).

MGE Power West Campus is owned indirectly by MGE Energy. MGE Energy's proportionate share of the equity (through its wholly owned subsidiary MGE Power) of MGE Power West Campus is classified within the MGE financial statements as minority interest. As of December 31, 2004, MGE Energy (through its wholly owned subsidiary MGE Power) had invested $40.4 million in MGE Power West Campus.

10. Long-Term Debt.

a. 5.68% Senior Secured Notes - MGE and MGE Energy.

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

b. First Mortgage Bonds and Other Long-Term Debt - MGE Energy and MGE.

MGE's utility plant is subject to the lien of its First Mortgage Bonds.

MGE's outstanding First Mortgage Bonds contain certain debt covenant restrictions with respect to dividends. The covenant restricts the payment of dividends or any other distribution or purchase of shares to the existing earned surplus (retained earnings) on MGE common stock. As of December 31, 2004, MGE's earned surplus exceeded all such payments for all years covered under this report.

On September 9, 2003, MGE issued $20 million in unsecured 6.12% Medium-Term Notes maturing on September 1, 2028. Interest on these notes is paid semiannually on March 1 and September 1 of each year. The proceeds from this issue were used to redeem $20 million, 7.70%, 2028 Series, First Mortgage Bonds, on September 30, 2003. The call premium for the redeemed bonds was $0.9 million and is recoverable through rates.

On November 27, 2002, MGE issued $15.0 million in unsecured variable-rate Medium-Term Notes, which matured on November 26, 2004. Interest on the notes was paid quarterly on the third Wednesday of March, June, September, and December. The variable rate was based on the three-month London Interbank Offered Rate (LIBOR) plus 12.5 basis points.

The indenture under which the Medium-Term Notes were issued provides that they will be entitled to be equally and ratably secured in the event that MGE issues any additional First Mortgage Bonds.

Below is MGE's aggregate maturities for all long-term debt for years following the December 31, 2004, balance sheet.

(In thousands)	Amount
2005	$ -
2006	-
2007	15,000
2008	30,000
2009	-
Future years	158,500
Total*	$203,500

*Includes $30 million maturity for MGE Power West Campus, which is consolidated with MGE's debt in accordance with FIN 46(R) (see Footnote 1).

11. Notes Payable to Banks, Commercial Paper, and Lines of Credit - MGE Energy and MGE.

For short-term borrowings, MGE generally issues commercial paper (issued at the prevailing discount rate at the time of issuance), which is supported by unused bank lines of credit. During 2004, MGE entered into a $45 million bank line of credit with a group of banks. MGE also added an additional $10.0 million credit facility which matures on March 29, 2005. These agreements will be used principally to support MGE's commercial paper program. MGE also has a letter of credit with a commercial bank (established as collateral for equipment purchases) that ATC will use to provide necessary upgrades for the WCCF.

During 2004, MGE Energy renewed its $60 million line of credit note. The term of the line of credit note extends until September 30, 2005. The maximum principal amount available under this note from September 29, 2004, through December 31, 2004, was $30 million. The maximum principal amount available under this note is $45 million on January 1,2005, through March 31, 2005, and $60 million on April 1, 2005, through September 30, 2005. At any time, MGE Energy may amend the note and increase the "Commitment Amount" then available to an amount not to exceed $60 million. The line of credit will be used for temporary financing of the capital commitments for the WCCF and general corporate purposes.

Information concerning short-term borrowings for the past three years is shown below:

	As of December 31,
(In thousands)	2004	2003	2002
MGE Energy
Available lines of credit	$115,000	$100,000	$85,000
Short-term debt outstanding	$ 53,275	$ 31,680	$34,298
Weighted-average interest rate	2.53%	1.73%	2.09%
During the year:
Maximum short-term borrowings	$ 80,405	$ 54,605	$34,298
Average short-term borrowings	$ 29,182	$ 36,681	$14,613
Weighted-average interest rate	2.06%	1.99%	1.83%
MGE
Available lines of credit	$ 55,000	$ 40,000	$40,000
Commercial paper outstanding	40,275	15,500	13,500
Weighted-average interest rate	2.41%	1.21%	1.40%
During the year:
Maximum short-term borrowings	$ 40,275	$ 15,500	$33,500
Average short-term borrowings	6,526	2,162	14,359
Weighted-average interest rate	1.79%	1.29%	1.82%

12. Fair Value of Financial Instruments - MGE Energy and MGE.

At December 31, 2004, and 2003, the carrying amount of cash, cash equivalents, and outstanding commercial paper approximates fair market value due to the short maturity of those investments and obligations. The estimated fair market value of MGE's long-term debt and interest-rate swap agreements are based on quoted market prices at December 31. The estimated fair market value of MGE's financial instruments are as follows:

	2004		2003
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
MGE Energy
Assets:
Cash and cash equivalents	$ 3,561	$ 3,561	$ 2,020	$ 2,020
Restricted cash	876	876	764	764
Liabilities:
Short-term debt - bank loans	13,000	13,000	16,180	16,180
Short-term debt - commercial paper	40,275	40,275	15,500	15,500
Long-term debt	203,500	218,292	218,500	231,712
Other long-term debt swap agreements	-	-	(148)	(148)
MGE
Assets:
Cash and cash equivalents	$ 970	$ 970	$ 450	$ 450
Restricted cash	876	876	764	764
Liabilities:
Short-term debt - commercial paper	40,275	40,275	15,500	15,500
Long-term debt	203,500	218,292	218,500	231,712
Other long-term debt swap agreements	-	-	(148)	(148)

13. Income Taxes.

a. MGE Energy Income Taxes.

MGE Energy files a consolidated federal income tax return that includes the operations of all subsidiary companies. The consolidated income tax provision consists of the following provision (benefit) components for the years ended December 31:

(In thousands)	2004	2003	2002
Current payable:
Federal	$ 8,946	$ 8,976	$10,677
State	3,380	3,366	4,384
Net-deferred:
Federal	7,486	6,874	4,073
State	1,346	1,201	113
Amortized investment tax credits	(502)	(516)	(520)
Total income tax provision	$20,656	$19,901	$18,727

MGE Energy's consolidated income tax provision differs from the amount computed by applying the statutory federal income tax rate to income before income taxes, as follows:

	2004	2003	2002
Statutory federal income tax rate	35.0%	35.0%	35.0%
Amortized investment tax credits	(0.9)%	(1.0)%	(1.1)%
State income taxes, net of federal benefit	5.1%	5.4%	5.5%
Credit for electricity from wind energy	(0.7)%	(0.8)%	(0.9)%
Medicare subsidy	(0.4)%	-	-
Other, individually insignificant	(0.2)%	0.8%	0.6%
Effective income tax rate	37.9%	39.4%	39.1%

The significant components of deferred tax liabilities (assets) that appear on MGE Energy's consolidated balance sheets as of December 31 are as follows:

(In thousands)	2004	2003
Property-related	$ 79,944	$ 75,314
Investment in ATC	14,479	10,862
Bond transactions	2,699	2,841
Pension expense	1,846	1,742
Additional minimum pension obligation	5,809	2,150
Tax deductible prepayments	4,818	4,275
Other	5,794	4,562
Gross deferred income tax liabilities	115,389	101,746
Accrued expenses	(7,676)	(7,502)
Retirement benefits, other than pension	(4,880)	(3,909)
Deferred tax regulatory account	(5,215)	(5,927)
Additional minimum pension obligation	(5,809)	(4,423)
Other	(1,969)	(1,623)
Gross deferred income tax assets	(25,549)	(23,384)
Less valuation allowance	368	368
Net deferred income tax assets	(25,181)	(23,016)
Deferred income taxes	$ 90,208	$ 78,730

The valuation allowance reduces MGE Energy's deferred tax assets for state carryforward losses to estimated realizable value due to the uncertainty of future income estimates in various state tax jurisdictions.

For tax purposes, as of December 31, 2004, MGE Energy had approximately $7.6 million of state tax net operating loss deductions that expire between 2011 to 2019 if unused.

b. MGE Income Taxes.

On a separate company basis, the components of MGE's income tax provision are as follows for the years ended December 31:

(In thousands)	2004	2003	2002
Current payable:
Federal	$ 8,046	$ 8,747	$10,877
State	3,146	3,191	3,919
Net-deferred:
Federal	7,484	6,922	4,073
State	1,347	1,213	113
Amortized investment tax credits	(502)	(516)	(520)
Total income tax provision	$19,521	$19,557	$18,462

MGE's income tax provision on a separate company basis differs from the amount computed by applying the statutory federal income tax rate to income before income tax provision as follows:

	2004	2003	2002
Statutory federal income tax rate	35.0%	35.0%	35.0%
Amortized investment tax credits	(1.0)%	(1.0)%	(1.1)%
State income taxes, net of federal benefit	5.1%	5.2%	4.9%
Credit for electricity from wind energy	(0.8)%	(0.8)%	(0.9)%
Medicare subsidy	(0.4)%	-	-
Other, individually insignificant	(0.1)%	0.8%	0.5%
Effective income tax rate	37.8%	39.2%	38.4%

The significant components of deferred tax liabilities (assets) that appear on MGE's consolidated balance sheets as of December 31 are as follows:

(In thousands)	2004	2003
Property-related	$ 79,944	$ 75,314
Investment in ATC	14,479	10,862
Bond transactions	2,699	2,841
Pension expense	1,846	1,742
Additional minimum pension obligation	5,809	2,150
Tax deductible prepayments	4,818	4,275
Other	5,377	4,562
Gross deferred income tax liabilities	114,972	101,746
Accrued expenses	(7,555)	(7,502)
Retirement benefits, other than pension	(4,880)	(3,909)
Deferred tax regulatory account	(5,215)	(5,927)
Additional minimum pension obligation	(5,809)	(4,423)
Other	(1,969)	(1,542)
Gross deferred income tax assets	(25,428)	(23,303)
Less valuation allowance	368	368
Net deferred income tax assets	(25,060)	(22,935)
Deferred income taxes	$ 89,912	$ 78,811

The valuation allowance reduces MGE's deferred tax assets for state carryforward losses to estimated realizable value due to the uncertainty of future income estimates in various state tax jurisdictions.

For tax purposes, as of December 31, 2004, MGE had approximately $7.6 million of state tax net operating loss deductions that expire between 2011 to 2019 if unused.

14. Pension Plans - MGE Energy and MGE.

MGE maintains qualified and nonqualified pension plans. MGE also provides health care and life insurance benefits for its retired employees. MGE uses a measurement date of December 31 for all of its pension and postretirement benefit plans.

MGE maintains two defined contribution 401(k) benefit plans for its employees. MGE's costs of the 401(k) plans were $0.8 million in 2004, $0.7 million in 2003, and $0.6 million in 2002.

a. Benefit Obligations.

(In thousands)	Pension Benefits		Postretirement Benefits
Change in benefit obligation:	2004	2003	2004	2003
Net benefit obligation at beginning of year	$133,461	$117,410	$54,813	$45,639
Service cost	4,171	3,418	1,852	1,806
Interest cost	8,578	8,023	3,076	3,248
Plan participants' contributions	-	-	322	304
Plan amendments	-	557	446	-
Actuarial loss	12,882	7,743	(7,331)	5,051
Special termination benefits	-	280	-	-
Gross benefits paid	(4,496)	(3,970)	(1,278)	(1,235)
Net benefit obligation at end of year	$154,596	$133,461	$51,900	$54,813

The accumulated benefit obligation for the defined benefit pension plan at the end of 2004 and 2003 was $129.7 million and $113.8 million, respectively. The accumulated benefit obligation for the other postretirement benefits at the end of 2004 and 2003, was $51.9 million and $54.8 million, respectively.

	Pension Benefits		Postretirement Benefits
Weighted-average assumptions used to determine end of year benefit obligations:	2004	2003	2004	2003
Discount rate	5.85%	6.25%	5.85%	6.25%
Rate of compensation increase	4.55%	4.50%	NA	NA

The following table shows assumed health care cost trend rates at December 31:

	2004	2003
Health care cost trend rate assumed for next year	10%	13%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5%	5%
Year that the rate reaches the ultimate trend rate	2012	2012

The assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. For 2004, the health trend was reset to 10% with the ultimate trend of 5% reached in 2012. The health trend assumption for 2005 was reset from 12% to 10% as a result of an expanded relationship with a managed care health provider with a greater emphasis on preventive care, provider discounts, and better utilization management.

The following table shows how an assumed 1% increase or 1% decrease in health care cost trends could impact postretirement benefits in 2004 dollars:

(In thousands)	1% Increase	1% Decrease
Effect on postretirement benefit obligation	$8,214	($7,070)

On December 8, 2003, the "Medicare Prescription Drug, Improvement and Modernization Act of 2003" (the Act) was signed into law authorizing Medicare to provide prescription drug benefits to retirees. The Prescription Drug Act introduced a prescription drug benefit under Medicare as well as a Federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare prescription drug benefit. Management believes the prescription drug benefit provided under MGE's postretirement benefit plans is at least actuarially equivalent to the Medicare prescription drug benefit. In response to the enactment of the Prescription Drug Act, on May  19, 2003 FSP 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, was issued.

During the third quarter of 2004, MGE adopted the provisions of FSP 106-2, resulting in a remeasurement of its postretirement benefits and a remeasurement of its postretirement plans' assets and APBO as of January 1, 2004. The effect of the subsidy on benefits attributable to past service was accounted for as an actuarial experience gain, resulting in a decrease in the APBO of $4.3 million. The annualized reduction in the net periodic postretirement benefit cost is estimated to be $0.7 million compared to the annual cost calculated without considering the effects of the Prescription Drug Act. Previously reported financial information for the three months ended March 31, 2004 and June 30, 2004 have also been adjusted to reflect a reduction in net periodic postretirement benefit cost as if FSP 106-2 was adopted as of January 1, 2004. Amounts for these periods, when presented in future periods for comparative purposes, will be presented as such.

b. Plan Assets.

(In thousands)	Pension Benefits		Postretirement Benefits
Change in plan assets:	2004	2003	2004	2003
Fair value of plan assets at beginning of year	$100,228	$ 79,821	$ 9,941	$ 7,292
Actual return on plan assets	11,416	20,883	898	1,429
Employer contributions	1,512	3,494	816	2,152
Plan participants' contributions	-	-	322	304
Gross benefits paid	(4,496)	(3,970)	(1,278)	(1,236)
Fair value of plan assets at end of year	$108,660	$ 100,228	$10,699	$ 9,941

The fair value of plan assets for these plans is $108.7 million and $100.2 million at the end of 2004 and 2003, respectively. The expected long-term rate of return on these plan assets was 9.0% in 2004 and 2003.

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

The asset allocation for MGE's pension plans at the end of 2004 and 2003, and the target allocation for 2005, by asset category, follows:

	Target Allocation	Percentage of Plan Assets at Year End
		2004	2003
Equity securities	75.0%	75.6%	75.8%
Debt securities*	15.0%	13.8%	19.4%
Real estate*	10.0%	10.6%	4.8%
Total	100.0%	100.0%	100.0%

* The target allocation related to debt securities changed during 2004 from 20% in 2003 to 15% in 2004. The target allocation related to real estate securities also changed in 2004 from 5% in 2003 to 10% in 2004.

d. Investment Strategy.

MGE employs a total return investment approach whereby a mix of equities, fixed income, and real estate investments are used to maximize the expected long return of plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan-funded status, and corporate financial condition. The investment portfolio contains a diversified blend of equity, fixed income, and real estate investments. Target asset allocations are as follows: 55% United States equity, 20% non-United States equity, 15% fixed income, and 10% real estate. Investment risk is measured and monitored on an ongoing basis through periodic investment portfolio reviews and liability measurements.

e. Postretirement Benefits.

The fair value of plan assets for these postretirement benefit plans is $10.7 million and $9.9 million at the end of 2004 and 2003, respectively. The expected long-term rate of return on these plan assets was 9.0% in 2004 and 2003.

Of the above amounts, $8.1 million and $7.3 million at the end of 2004 and 2003, respectively, were held in the master pension trust and are allocable to postretirement health expenses. The target asset allocation and investment strategy for the portion of assets held in the master pension trust are the same as that explained for MGE's pension plans.

The remainder of postretirement benefit assets are held either in an insurance continuance fund for the payment of retiree life benefits or a health benefit trust for payment of retiree health claims. There is no formal target asset allocation for these assets, but the intent is to seek interest income and maintain stability of principal.

f. Funded Status.

The funded status of the plans, reconciled to the amount reported on the statement of financial position, follows:

(In thousands)	Pension Benefits		Postretirement Benefits
	2004	2003	2004	2003
Fair value of plan assets at end of year	$108,660	$100,228	$ 10,699	$ 9,941
Benefit obligations	154,596	133,461	51,900	54,813
Funded status at end of year	(45,936)	(33,233)	(41,201)	(44,872)
Unrecognized net actuarial (gain)/loss	34,721	25,364	16,710	24,904
Unrecognized prior service cost	3,767	4,170	1,193	971
Unrecognized net transition obligation	925	1,167	3,471	3,908
Net amount recognized at end of year	$ (6,523)	$ (2,532)	$ (19,827)	$(15,089)
Amounts recognized in the balance sheet consist of:
Prepaid benefit cost	$ -	$ -	$ 62	$ 67
Accrued benefit liability	(20,998)	(13,551)	(19,889)	(15,156)
Intangible asset	4,693	5,357	-	-
Regulatory Asset	9,782	-	-	-
Accumulated other comprehensive income	-	5,662	-	-
Net amount recognized at end of year	$ (6,523)	$ (2,532)	$(19,827)	$(15,089)

On December 21, 2004, the PSCW issued a final order which concluded that minimum pension liabilities related to regulated operations should be classified as regulatory assets within the consolidated balance sheet. As such, the minimum pension liability required for MGE's pension plan has been recorded as a regulatory asset as of December 31, 2004, rather than within other comprehensive income as prescribed by SFAS No. 87.

Prior to the issue of the order mentioned above, MGE's minimum pension liability was included in other comprehensive income. For the year ended December 31, 2003, MGE included a minimum pension liability of $5.7 million (pretax) in the other comprehensive income balance.

The projected benefit obligation, accumulated benefit obligation, and fair value of assets for pension plans with a projected benefit obligation in excess of plan assets and pension plans and postretirement plans with an accumulated benefit obligation in excess of the fair value of assets are as follows:

(In thousands)	Pension Benefits		Postretirement Benefits
As of December 31,	2004	2003	2004	2003
Projected benefit obligation exceeds plan assets:
Projected benefit obligation	$154,596	$133,461	NA	NA
Accumulated benefit obligation	129,657	113,779	NA	NA
Fair value of assets	108,660	100,228	NA	NA

Accumulated benefit obligation exceeds plan assets:
Projected benefit obligation	$154,596	$133,461	NA	NA
Accumulated benefit obligation	129,657	113,779	$51,900	$54,813
Fair value of assets	108,660	100,228	10,699	9,941

g. Expected Cash Flows.

There are no required contributions, but MGE may elect discretionary deductible contributions depending upon its valuation results and cash flow from operations. MGE made a $4 million contribution in 2005 related to the 2004 plan year. This payment is strictly at MGE's discretion as there are no contributions required for 2004 or 2005.

h. Benefit Payments.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

	Pension	Post-Retirement
	Pension Benefits	Gross Post-Retirement Benefits	Expected Medicare Part D Subsidy	Net Post-Retirement Benefits
2005	$ 4,734	$ 1,307	$ -	$ 1,307
2006	5,146	1,517	(96)	1,421
2007	5,773	1,790	(108)	1,682
2008	6,370	2,099	(122)	1,977
2009	7,189	2,434	(140)	2,294
2010-2014	46,585	16,792	(1,003)	15,789

i. Net Periodic Cost.

MGE has elected to recognize the cost of its transition obligation (the accumulated postretirement benefit obligation as of January 1, 1993) by amortizing it on a straight-line basis over 20 years.

(In thousands)	Pension Benefits			Postretirement Benefits
Components of net periodic benefit cost:	2004	2003	2002	2004	2003	2002
Service cost	$ 4,171	$ 3,418	$ 2,603	$ 1,852	$ 1,806	$ 1,062
Interest cost	8,579	8,023	7,514	3,076	3,248	2,190
Expected return on assets	(8,848)	(7,023)	(8,556)	(849)	(627)	(687)
Amortization of:
Transition obligation	239	104	104	434	434	434
Prior service cost	404	480	457	224	190	190
Actuarial gain/(loss)	958	1,444	147	815	1,155	285
Net periodic benefit cost	$ 5,503	$ 6,446	$ 2,269	$ 5,552	$ 6,206	$ 3,474

Weighted-average assumptions used to determine net periodic cost:
Discount rate	6.25%	6.75%	7.25%	6.25%	6.75%	7.25%
Expected return on plan assets	9.00%	9.00%	9.50%	9.00%	9.00%	9.50%
Rate of compensation increase	4.50%	4.50%	4.50%	NA	NA	NA

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in the assumed health care cost trend rates would have had the following effect:

(In thousands)	1% Increase	1% Decrease
Effect on total service and interest cost components	$887	$(767)

15. Risk Management Activities - MGE Energy and MGE.

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

In October 2004, MGE entered into a nonexchange-traded HDD Collar. Per the terms and conditions of this derivative agreement, MGE is subject to a floor and a ceiling based on forecasted heating degree days. If actual heating degree days exceed the ceiling, MGE is obligated to pay and if heating degree days are below the floor, MGE will receive payment. The payment or receipt under this agreement is not permitted to exceed $1.0 million (excluding premium). The term of this agreement extends from November 1, 2004, until March 31, 2005, and the premium for this weather hedge is $0.1 million. MGE is accounting for the HDD Collar using the intrinsic value method pursuant to the requirements of EITF No. 99-2, Accounting for Weather Derivatives. Through December 31, 2004, actual HDD were 1,954, resulting in a $0.3 million gain for MGE.

MGE had an interest-rate swap agreement with a commercial bank totaling $5.0 million for a portion of 2004, and all of 2003 and 2002. This agreement, which terminated on June 10, 2004, had a fixed rate and was backed by MGE's commercial paper. MGE recorded the changes in the fair market value currently in the income statement as required by SFAS No. 133 each quarter, which was offset by a corresponding regulatory asset or liability.

MGE purchased and sold exchange-traded option contracts to manage the cost of gas and purchased over-the-counter financial floating-to-fixed price swaps and calls to fix the price of gas for the "Winter Set-Price Firm Gas Sales Service" pilot program. These contracts have terms of January, February, and March 2005. Under MGE's natural gas risk management program, approved by the PSCW, the cost of the financial option and swap contracts (as well as the gains or losses realized) will be recovered under the PGA and will not affect net income. The fair value of these financial contracts was a liability of $1.0 million at December 31, 2004, and an asset of $0.7 million at December 31, 2003.

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

16. Rate Matters - MGE Energy and MGE.

a. Rate proceedings.

On December 21, 2004, the PSCW authorized MGE to increase 2005 electric revenues by $27.4 million and to decrease 2005 gas revenues by $4.2 million. The increase to electric revenues will cover rising fuel costs, commercial operation of WCCF, and increased transmission expenses.

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

Effective January 1, 2002, the PSCW authorized MGE to increase revenues by $12.0 million. The increase was associated with a limited reopener to address specific issues affecting 2002. These issues included the full-year impact of selling its ownership interest in Kewaunee, rising fuel costs, and installing an AMR system.

b. Fuel rules.

Actual electric fuel costs are subject to reconciliation to the amount approved by the PSCW in MGE's rate order covering the applicable period. Known as "fuel rules," the process can produce a fuel surcharge for MGE or require MGE to make a refund in the form of a credit, to the extent that the actual fuel costs are outside a 3.0% range higher or lower than the level authorized by the PSCW.

On August 10, 2004, the PSCW reopened MGE's current rate docket for the limited purpose of determining whether a fuel credit was due for 2004 under the fuel rules. On September 30, 2004, MGE filed an application to decrease electric rates for 2004 by $0.0025 per kWh, reflecting its view of the credit due customers under the fuel rules. This amount was subsequently revised to $0.00275 per kWh. Based upon these filings, MGE recorded a reduction to electric revenues to reflect the fuel credit refund in the amount of $3.4 million for 2004. $1.8 million of this amount was credited on customers' bills during 2004, and $1.6 million of this amount will be refunded in January 2005.

During 2003, MGE submitted an application for a fuel cost credit. On August 14, 2003, the PSCW approved an interim fuel credit of $0.00099 per kWh and also required a full review of the actual and forecasted costs for 2003, with MGE's fuel rates subject to refund. The fuel credit began on August 14, 2003, and ended on January 13, 2004. The fuel credit totaled $4.4 million, of which $1.2 million represents the interim fuel credit and $3.2 million is the additional fuel credit, that resulted from PSCW review and was credited to customers in the first quarter of 2004. Of the $3.2 million in additional fuel credit, $0.4 million was from January 1 through January 13, 2004.

Effective October 24, 2002, the PSCW authorized an electric rate surcharge of $4.5 million to recover deferred costs associated with forming ATC and ongoing incremental transmission costs during 2001 and 2002. The surcharge was in effect for a twelve-month period ending October 23, 2003 (see Footnotes 4 and 22 for additional information on ATC).

In July 2002, MGE notified the PSCW that its electric fuel costs were below the 3.0% range established in its most recent order, thus triggering a fuel credit to its customers. The fuel credit was $1.2 million through December 31, 2002. The fuel credit continued through February 28, 2003.

17. Commitments.

a. Coal Contracts - MGE Energy and MGE.

MGE has coal contracts related to the Blount plant. None of these contracts contain demand obligations. Fuel procurement for MGE's jointly owned Columbia plant is handled by Alliant, the operating company. If any minimum purchase obligations must be paid under these contracts, management believes these obligations would be considered costs of service and recoverable in rates.

b. Purchased Power Contracts - MGE Energy and MGE.

MGE has several purchased power contracts to help meet future electric supply requirements. As of December 31, 2004, MGE's total commitments for energy and purchased power contracts for capacity are estimated to be $16.7 million in 2005, $13.5 million in 2006, $10.5 million in 2007, and $9.1 million in 2008 and 2009. Management expects to recover these costs in future customer rates.

Related to the purchased power contracts, MGE has negotiated several firm transmission contracts. As of December 31, 2004, MGE's total commitments for transmission are estimated to be $1.1 million in 2005 and 2006, $0.8 million in 2007, and $0.6 million in 2008 and 2009. Beginning in 2007, transmission commitments may be reduced if transmission capacity in not available. Management also expects to recover these costs in future customer rates.

On July 16, 2004, MGE signed a 20-year power purchase agreement for 40 MW of wind energy to be located near Waupun, Wisconsin. This agreement is not reflected in the purchased power commitments figures above as MGE is not currently able to estimate the related commitment as the site has not yet been constructed.

c. Natural Gas Transportation and Storage Contracts - MGE Energy and MGE.

MGE's natural gas supply, transportation, and storage contracts require fixed monthly payments for firm supply pipeline transportation and storage capacity. The pricing components of the fixed monthly payments for the transportation and storage contracts are established by FERC but may be subject to change. As of December 31, 2004, these payments are estimated to be $14.1 million in 2005, $14.4 million in 2006, $14.3 million in 2007, $14.1 million in 2008, and $13.7 million in 2009. Management expects to recover these costs in future customer rates.

d. Environmental - MGE Energy and MGE.

As a result of the Blount 69-kV transmission substation expansion, coal tar-contaminated soil and debris within the excavation zone are being removed and disposed of in accordance with a DNR approved "Removal Action Work Plan." MGE has paid $1.5 million in expenses to complete this cleanup and expects to recover cleanup costs in future electric rates. Carrying costs associated with the cleanup expenditures will not be recoverable.

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

Management believes that its share of the final cleanup costs will not result in any materially adverse effects on MGE's operations, cash flows, or financial position. Insurance may cover a portion of the cleanup costs. Management believes that the cleanup costs not covered by insurance will be recovered in current and future rates. At December 31, 2004, MGE accrued a $0.1 million liability for this matter.

e. Chattel Paper Agreement and Other Guarantees - MGE Energy and MGE.

MGE makes available to qualifying customers a financing program for the purchase and installation of energy-related equipment that will provide more efficient use of utility service at the customer's property. MGE is party to a chattel paper purchase agreement with a financial institution under which it can sell or finance an undivided interest with recourse, in up to $10.0 million of the financing program receivables, until August 31, 2005. At December 31, 2004, 2003, and 2002, respectively, MGE had sold a $6.0 million, $6.1 million, and $6.8 million interest in these receivables, which MGE accounted for as a sale under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities - a Replacement of FASB Statement No. 125. MGE retains the servicing responsibility for these receivables.

MGE maintains responsibility for collecting and remitting loan payments from customers to the financial institution and does not retain any interest in the assets sold to the financial institution. As of December 31, 2004, 2003, and 2002, MGE has recorded a servicing asset of $0.2 million, $0.3 million, and $0.2 million, respectively. In 2004, 2003, and 2002, gains of $0.1 million, $0.1 million, and $0.2 million, respectively, were recognized in connection with the sale of loan assets. The servicing asset recognized and the amount amortized in 2004 was $0.0 million. The loan assets are sold to the financial institution at cost, which approximates fair value in view of their market rates of interest. During 2004, 2003, and 2002, MGE received approximately $1.2 million, $1.3 million, and $3.3 million, respectively, from the financial institution for the sale of loan assets. During those same years, payments of $1.9 million, $1.6 million, and $2.4 million, respectively, were made by MGE to the financial institution.

MGE would be required to perform under the guarantee if the customer defaulted on their loan. The energy-related equipment installed at the customer sites is used to secure the customer loans. The length of the MGE guarantee to the financial institution varies from one to ten years depending on the term of the customer loan. Principal payments for the next five years on the loans are $0.8 million in 2005 and 2006, $0.7 million in 2007, $0.9 million in 2008, and $1.3 million in 2009.

MGE Energy has guaranteed debt service payments on a development project.

f. WCCF Purchase Commitments - MGE Energy.

MGE has entered into various contracts for the purchase of gas and steam turbines and miscellaneous equipment for the WCCF. Most of these contracts have been assigned or are in the process of being assigned to MGE Construct. MGE Construct has entered into a contract for the purchase of chiller equipment, the purchase of miscellaneous equipment, project contractor services, and project management services. These contracts are summarized in the following table.

(In thousands)	Contract Total	Payments through December 31, 2004	Remaining Contract Amounts
Gas turbines	$ 30,296	$ 30,072	$ 224
Steam turbine	7,805	7,796	9
Heat-recovery steam generators	12,008	11,993	15
Chiller equipment	6,689	6,020	669
Prime Contractors	50,108	41,000	9,108
Project management	8,400	7,848	552
Miscellaneous equipment	39,444	34,079	5,365
Total	$154,750	$138,808	$15,942

g. Leases - MGE Energy and MGE.

MGE has noncancelable operating leases, primarily for combustion turbines, trains, and computer equipment. The operating leases generally contain renewal options for periods ranging from one to ten years and require MGE to pay all executory costs such as maintenance and insurance.

Future minimum rental payments at December 31, 2004, under agreements classified as operating leases with noncancellable terms in excess of one year are as follows:

(In thousands)
2005	$ 2,159
2006	1,915
2007	1,472
2008	1,269
2009	1,268
Thereafter	7,660
Total minimum future lease payments	$15,743

Rental expense under operating leases totaled $2.4 million for 2004, $2.1 million for 2003, and $2.1 million for 2002.

18. Asset Retirement Obligations - MGE Energy and MGE.

Effective January 1, 2003, MGE recorded an obligation for the fair value of its legal liability for asset retirement obligations associated with removing an electric substation, a combustion turbine generating unit, wind generating facilities, and photovoltaic generating facilities, all of which are located on property not owned by MGE and would be removed upon the ultimate end of the lease. At December 31, 2004, this liability is estimated at $1.5 million and is included in other deferred liabilities.

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

The following table shows costs as of December 31, 2003, and changes to the asset retirement obligation and accumulated depreciation through December 31, 2004.

(In thousands)	(a) Original Asset Retirement Obligation	(b) Accumulated Accretion	(c) (a + b) Asset Retirement Obligation	(d) Accumulated Depreciation- Related Asset
Balance, Dec. 31, 2003	$686	$675	$1,361	$175
Changes through Dec. 31, 2004	27	86	113	29
Balance, Dec. 31, 2004	$713	$761	$1,474	$204

MGE has a regulatory asset for the total accumulated accretion and total accumulated depreciation related to its asset retirement obligation.

Accumulated costs of removal that are non-SFAS No. 143 obligations are classified within the financial statements as regulatory liabilities. At December 31, 2004 and 2003, there were $17.7 million and $18.2 million of these costs recorded as regulatory liabilities within the financial statements, respectively.

19. WCCF - MGE Energy and MGE.

MGE Energy, through MGE Power, MGE Power West Campus, and MGE Construct, is building a natural gas-fired cogeneration facility on the UW-Madison campus. As planned, the facility will have capacity to produce 20,000 tons of chilled water, 500,000 pounds per hour of steam, and approximately 150 MW of electricity. The facility will be jointly owned by the UW and MGE Power West Campus. The UW will own a controlling interest in the chilled-water and steam plants, which will be used to meet the growing needs for air-conditioning and steam-heat capacity for the UW-Madison campus. MGE Power West Campus will own a controlling interest in the electric generation plant, which will be used to provide electricity to MGE's customers. MGE entered into a lease with MGE Power West Campus to lease the assets owned by MGE Power West Campus and will operate the entire facility. MGE Construct will be responsible for the construction of the facility. A PSCW order approving the issuance of a CPCN for the WCCF was received on October 9, 2003. Construction on the project commenced in October of 2003, and it is estimated that the project will be completed by 2nd quarter 2005. In 2004 and 2003, MGE Construct received service fees of $2.7 million and $1.0 million (pretax), respectively, from the State in relation to its role as EPC contractor for WCCF. The total fee of $5.0 million is being recognized as services are rendered and will be collected over a 22-month period.

In accordance with the WCCF lease between MGE Power West Campus and MGE, MGE Power West Campus began billing MGE for carrying costs on WCCF. The carrying costs billed to MGE started on January 29, 2004, the date MGE received approval from the PSCW to defer these costs, and will continue through construction of the project. Carrying costs totaled $8.3 million for the year ended December 31, 2004.

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

The expected cost to construct WCCF is approximately $185 million in total, of which $105 million is MGE Power West Campus' estimated portion. As of December 31, 2004, MGE Power West Campus had incurred $95.7 million of costs on the project, which is reflected in construction work in progress on MGE Energy's and MGE's consolidated balance sheets. These costs represent amounts paid for equipment as well as other costs associated with construction of the facility.

20. Segment Information - MGE Energy and MGE.

Prior to 2003, MGE Energy operated in two business segments: electric utility operations and gas utility operations. In 2003, MGE Energy added a third segment for nonregulated energy operations as discussed below. The electric utility business generates and distributes electricity and contracts for transmission service. The gas utility business purchases and distributes natural gas and contracts for the transportation of natural gas. Both the electric and gas segments operate through MGE Energy's principal subsidiary MGE.

The nonregulated energy operations are conducted through MGE Energy's other subsidiaries: MGE Power, MGE Power West Campus, and MGE Construct. These subsidiaries have been formed to own and construct new electric generating capacity and are currently undertaking the construction of WCCF, a 150 MW cogeneration plant on the UW-Madison campus. Construction on this facility started in the fall of 2003. The table below shows key information about all three of these segments, including the distribution of net assets, for the years ended December 31.

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

The following table shows segment information for MGE Energy's and MGE's operations:

(In thousands)
MGE Energy Year ended December 31, 2004	Electric	Gas	Nonregulated	Consolidated
Gross operating revenues	$ 250,834	$ 179,343	$2,732	$432,909
Interdepartmental revenues	(448)	(7,580)	-	(8,028)
Depreciation and amortization	(17,526)	(7,391)	-	(24,917)
Other operating expenses	(188,912)	(148,454)	(645)	(338,011)
Operating income	$ 43,948	$ 15,918	$2,087	$ 61,953

Year ended December 31, 2003
Gross operating revenues	$ 242,264	$ 167,550	$1,023	$ 410,837
Interdepartmental revenues	(519)	(7,748)	-	(8,267)
Depreciation and amortization	(16,437)	(6,907)	-	(23,344)
Other operating expenses	(183,622)	(134,346)	(404)	(318,372)
Operating income	$ 41,686	$ 18,549	$ 619	$ 60,854

Year ended December 31, 2002
Gross operating revenues	$ 225,453	$ 126,639	$ -	$ 352,092
Interdepartmental revenues	(466)	(4,530)	-	(4,996)
Depreciation and amortization	(23,072)	(6,290)	-	(29,362)
Other operating expenses	(158,428)	(101,160)	(16)	(259,604)
Operating income	$ 43,487	$ 14,659	$ (16)	$ 58,130
MGE Year ended December 31, 2004
Gross operating revenues	$ 250,834	$ 179,343	$ -	$ 430,177
Interdepartmental revenues	(448)	(7,580)	-	(8,028)
Depreciation and amortization	(17,526)	(7,391)	-	(24,917)
Other operating expenses	(205,723)	(153,677)	3,180	(356,220)
Operating income	$ 27,137	$ 10,695	$3,180	$ 41,012

Year ended December 31, 2003
Gross operating revenues	$ 242,264	$ 167,550	$ -	$ 409,814
Interdepartmental revenues	(519)	(7,748)	-	(8,267)
Depreciation and amortization	(16,437)	(6,907)	-	(23,344)
Other operating expenses	(196,267)	(140,795)	(19)	(337,081)
Operating income	$ 29,041	$ 12,100	$ (19)	$ 41,122

Year ended December 31, 2002
Gross operating revenues	$ 225,453	$ 126,639	$ -	$ 352,092
Interdepartmental revenues	(466)	(4,530)	-	(4,996)
Depreciation and amortization	(23,072)	(6,290)	-	(29,362)
Other operating expenses	(170,870)	(106,292)	-	(277,162)
Operating income	$ 31,045	$ 9,527	$ -	$ 40,572

The following table shows the reconciliation of operating income by segment to net income:

(In thousands)
MGE Energy	2004	2003	2002
Electric operating income	$ 43,948	$ 41,686	$ 43,487
Gas operating income	15,918	18,549	14,659
Nonregulated operating income/(loss)	2,087	619	(16)
Consolidated	61,953	60,854	58,130
Other income	3,977	1,500	2,476
Interest expense	(11,434)	(11,813)	(12,686)
Income tax provision	(20,656)	(19,901)	(18,727)
Net income	$ 33,840	$ 30,640	$ 29,193
MGE
Electric operating income	$ 27,137	$ 29,041	$ 31,045
Gas operating income	10,695	12,100	9,527
Nonregulated operating loss	3,180	(19)	-
Net operating income	41,012	41,122	40,572
Equity in earnings in ATC	4,236	3,687	3,316
Other income and deductions	(1,712)	(2,652)	(1,576)
Interest expense, net	(11,352)	(11,828)	(12,681)
Net income	$ 32,184	$ 30,329	$ 29,631

The following table shows segment information for MGE Energy's and MGE's assets and capital expenditures:

(In thousands)	Utility			Consolidated
MGE Energy	Electric	Gas	Assets not Allocated	Nonregulated	Eliminations	Total
Assets:
December 31, 2004	$478,436	$176,573	$74,663	$111,759	$(14,060)	$827,371
December 31, 2003	448,904	166,731	55,200	54,624	(301)	725,158
December 31, 2002	421,771	154,806	52,819	20,798	(179)	650,015
Capital Expenditures:
Year ended December 31, 2004	$ 36,418	$ 12,315	$ -	$ 47,042	$ (28)	$ 95,747
Year ended December 31, 2003	40,833	13,875	-	28,262	-	82,970
Year ended December 31, 2002	42,940	15,209	-	18,852	-	77,001
MGE
Assets:
December 31, 2004	$478,436	$176,573	$74,663	$101,800	$(13,396)	$818,076
December 31, 2003	448,923	166,731	54,899	48,928	(19)	719,462
December 31, 2002	421,771	154,806	52,799	-	-	629,376
Capital Expenditures:
Year ended December 31, 2004	$ 36,418	$ 12,315	$ -	$ 47,042	$ -	$ 95,775
Year ended December 31, 2003	40,833	13,875	-	28,262	-	82,970
Year ended December 31, 2002	42,940	15,209	-	-	-	58,149

21. Quarterly Summary of Operations - MGE Energy (unaudited).

(In thousands, except per-share amounts)	Quarters Ended
2004	March 31	June 30	Sept. 30	Dec. 31
Operating revenues:
Regulated electric revenues	$ 59,911	$61,426	$69,771	$ 59,278
Regulated gas revenues	74,688	23,306	16,388	57,381
Nonregulated revenues	682	682	681	687
Total	135,281	85,414	86,840	117,346
Operating expenses	111,309	74,572	70,534	106,513
Operating income	23,972	10,842	16,306	10,833
Interest and other income	(1,272)	(1,534)	(2,067)	(2,584)
Income tax provision	(8,909)	(3,481)	(5,131)	(3,135)
Earnings on common stock	$ 13,791	$ 5,827	$ 9,108	$ 5,114
Earnings per common share	$0.75	$0.31	$0.48	$0.25
Dividends per share	$0.338	$0.338	$0.342	$0.342
2003
Operating revenues:
Regulated electric revenues	$ 56,099	$58,607	$72,811	$ 54,228
Regulated gas revenues	72,395	24,041	15,120	48,246
Nonregulated revenues	-	-	-	1,023
Total	128,494	82,648	87,931	103,497
Operating expenses	111,043	71,015	68,238	91,420
Operating income	17,451	11,633	19,693	12,077
Interest and other income	(2,035)	(1,991)	(2,797)	(3,490)
Income tax provision	(6,041)	(3,809)	(6,788)	(3,263)
Earnings on common stock	$ 9,375	$ 5,833	$10,108	$ 5,324
Earnings per common share	$0.53	$0.33	$0.56	$0.29
Dividends per share	$0.336	$0.336	$0.338	$0.338

Notes:

- Operating income and earnings on common stock for the three months ended March 31, 2004 and June 30, 2004 have been adjusted to reflect a reduction in net periodic postretirement benefit cost of $0.1 million for each period due to the adoption of FSP FAS 106-2. See Footnote 14 for additional information.

- Operating income for the three months ended December 31, 2003 has been adjusted to reflect a reclassification from other income to nonregulated operating revenues, for comparison purposes related to the service fee received from the State by MGE Construct.

- The quarterly results of operations within a year may not be comparable because of seasonal and other factors.

- The sum of earnings per share of common stock for any four quarters may vary slightly from the earnings per share of common stock for the equivalent twelve-month period due to rounding and seasonality.

- MGE Energy's operations are based primarily on its utility subsidiary MGE.

22. Related Party Transactions - MGE Energy and MGE.

ATC

On November 21, 2002, MGE and ATC entered into an interconnection agreement related to transmission system upgrades for WCCF. MGE issued to ATC a "Notice to Proceed for the Procurement of the Equipment" for the system upgrades. MGE has advanced funds for construction of transmission equipment and work done by ATC related to WCCF in the amounts of $2.3 million and $9.2 million in 2004 and 2003, respectively. Total funds advanced to ATC for this project are $12.8 million. MGE does not expect to make any additional advances to ATC in 2005 related to WCCF. MGE will be reimbursed by ATC for all previously advanced funds plus interest, upon completion of the project.

During 2004, 2003, and 2002, MGE paid ATC $12.7 million, $9.1 million, and $7.7 million, respectively for transmission services. MGE also provides a variety of operational, maintenance, and project management work for ATC, which is reimbursed by ATC. At December 31, 2004 and 2003, MGE had a payable balance to ATC of $18.5 million and $20.2 million, respectively. At December 31, 2004 and 2003, MGE had a receivable due from ATC of $10.6 million and $14.0 million, respectively (including funds advanced to ATC related to WCCF). For additional discussion on MGE's relationship with ATC see Footnotes 4 and 22.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

MGE Energy and MGE

None.

Item 9A. Controls and Procedures.

MGE Energy

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15f. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control- Integrated Framework issued by the Committee Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control- Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

MGE Energy and MGE

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Each registrant's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to that registrant, including its subsidiaries, is accumulated and made known to that registrant's management, including its principal executive officer and its principal executive financial officer, by other employees of that registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, the registrants do not control or manage certain of their unconsolidated entities, and thus, their access and ability to apply their procedures to those entities is more limited than is the case for their consolidated subsidiaries.

As of December 31, 2004, the principal executive officer and principal financial officer of each registrant concluded that such registrant's disclosure controls and procedures were effective to accomplish their objectives (as defined in the SEC Act of 1934 Rules 13a-15(e) and 15d-15(e)). Each registrant intends to continually strive to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

Item 9B. Other Information.

MGE Energy

On October 15, 2004, MGE Energy's Board of Directors approved a change to compensation for directors who are not employees of MGE Energy or its subsidiaries. As approved, directors who are not employees of MGE receive an annual retainer of $16,000, plus $1,200 for each Board meeting attended and $750 for each Audit, Compensation, Executive, or Personnel Committee meeting attended. Mr. Wolter receives no additional compensation for serving as a director. The chairperson of the Audit Committee receives an additional $10,000 retainer. The chairperson of the Compensation Committee receives an additional $5,000 retainer.

PART III.

Item 10. Directors and Executive Officers of the Registrants.

MGE Energy

The information required by Item 10 relating to directors and nominees for election as directors at MGE Energy's annual meeting of shareholders is incorporated herein by reference to the information under the heading "ELECTION OF DIRECTORS" (not including the information under the subheading "Audit Committee Report," which is not incorporated herein) in MGE Energy's definitive proxy statement (2005 Proxy Statement) to be filed with the SEC prior to April 29, 2005.

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

Item 11. Executive Compensation.

See Item 12.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

MGE Energy

The required information for Items 11 and 12 is included in MGE Energy's 2005 Proxy Statement under the section "Executive Compensation," not including "Report on Executive Compensation" and "Company Performance," and under the section "Beneficial Ownership of Common Stock," which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

MGE Energy

None.

Item 14. Principal Accountant Fees and Services.

MGE Energy

The information required by Item 14 is incorporated herein by reference to the information under the heading "OTHER INFORMATION - Independent Accountants" in MGE Energy's 2005 Proxy Statement.

MGE

Independent Accountant Fees Disclosure
	2004	2003
Audit Fees:
Audit of financial statements and Internal Controls (1)	$815,988	$190,220
Review of SEC filings and comfort letters	12,000	10,200
Total Audit Fees	$827,988	$200,420

Audit-Related Fees:
Financial accounting and reporting standards consultation	$ 40,000	$ 14,000
Fee to access online accounting standards library (2)	1,500	1,400
Total Audit-Related Fees	$ 41,500	$ 15,400

Tax Fees:
Review of federal and state income tax returns	$ 16,000	$ 14,900
Tax advice on financial accounting issues	0	6,400
Total Tax Fees	$ 16,000	$ 21,300

All Other Fees:
Financial analysis for generation projects	$ 87,500	$198,400
Total All Other Fees	$ 87,500	$198,400
(1) The increase in 2004 reflects the increased work that was required in connection with the independent registered public accounting firms' attestation report on MGE Energy's assessment of its internal control over financial reporting.

(2) Annual license fee to access online library of professional financial reporting and assurance literature maintained by PricewaterhouseCoopers LLP, which library we consult in the preparation of our financial statements.

MGE is a wholly owned subsidiary of MGE Energy and does not have a separate audit committee. Instead, that function is fulfilled for MGE by the MGE Energy Audit Committee. The Audit Committee approves each engagement of the independent registered public accounting firm to render any audit or non-audit services before the firm is engaged to render those services. The Chair of the Audit Committee or other designated Audit Committee member may represent the entire Audit Committee for purposes of this approval. Any services approved by the Chair or other designated Audit Committee member are reported to the full Audit Committee at the next scheduled Audit Committee meeting. No de minimis exceptions to this approval process are allowed under the Audit Committee Charter; and thus, none of the services described in the preceding table were approved pursuant to Rule 2-01(c)(7)(i)(C) of Regulation S-X.

PART IV.

Item 15. Exhibits and Financial Statement Schedules.

(a) 1. Financial Statements.
MGE Energy
Report of Independent Registered Public Accounting Firm	43
Consolidated Statements of Income for the years ended December 31, 2004, 2003, and 2002	46
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003, and 2002	47
Consolidated Balance Sheets as of December 31, 2004 and 2003	48
Consolidated Statements of Capitalization as of December 31, 2004 and 2003	49
Consolidated Statements of Common Equity and Comprehensive Income as of December 31, 2004, 2003, and 2002	50
Notes to Consolidated Financial Statements	56
MGE
Report of Independent Registered Public Accounting Firm	45
Consolidated Statements of Income for the years ended December 31, 2004, 2003, and 2002	51
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003, and 2002	52
Consolidated Balance Sheets as of December 31, 2004 and 2003	53
Consolidated Capitalization Statement as of December 31, 2004 and 2003	54
Consolidated Statements of Common Equity and Comprehensive Income as of December 31, 2004, 2003, and 2002	55
Notes to Consolidated Financial Statements	56

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

10.4* Form of Severance Agreement. (Exhibit 10F to Form 10-K for the year ended December 31, 1994, File No. 0-1125.)

10.5 Line of Credit Note dated September 29, 2004, from MGE Energy, Inc. to Bank One, NA (Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2004, File No. 0-49965)

10.6 Credit Agreement dated as of July 14, 2004, among Madison Gas and Electric Company, the Lenders party thereto, and Bank One, NA, as Administrative Agent (Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2004, File No. 0-1125)

10.7 Line of Credit Note dated December 29, 2004, from Madison Gas and Electric Company to JPMorgan Chase Bank, N.A. (Exhibit 10.1 to Form 8-K dated December 30, 2004, File No. 0-1125)

Statements regarding computation of ratio of earnings to fixed charges:

12.1 MGE Energy, Inc.

12.2 Madison Gas and Electric Company

21.1 Subsidiaries of MGE Energy, Inc.

23.1 Consent of Independent Registered Public Accounting Firm - MGE Energy, Inc.

Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as to the Annual Report on Form 10-K for the year ended December 31, 2004, filed by the following officers for the following companies:

31.1 Filed by Gary J. Wolter for MGE Energy, Inc.

31.2 Filed by Terry A. Hanson for MGE Energy, Inc.

31.3 Filed by Gary J. Wolter for Madison Gas and Electric Company

31.4 Filed by Terry A. Hanson for Madison Gas and Electric Company

Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) as to the Annual Report on Form 10-K for the year ended December 31, 2004, filed by the following officers for the following companies:

32.1 Filed by Gary J. Wolter for MGE Energy, Inc.

32.2 Filed by Terry A. Hanson for MGE Energy, Inc.

32.3 Filed by Gary J. Wolter for Madison Gas and Electric Company

32.4 Filed by Terry A. Hanson for Madison Gas and Electric Company

Schedule II

MGE Energy, Inc. and Madison Gas and Electric Company

Valuation and Qualifying Accounts

		Additions
	Balance at beginning of period	(1) Charged to costs and expenses	(2) Charged to other accounts	Net Accounts written off	Balance at end of period
Fiscal Year 2002: Accumulated provision for uncollectibles	(3,764,327)	(1,149,000)	-	2,254,073	(2,659,254)
Fiscal Year 2003: Accumulated provision for uncollectibles	(2,659,254)	(1,765,463)	-	1,689,269	(2,735,448)
Fiscal Year 2004: Accumulated provision for uncollectibles	(2,735,448)	(2,106,711)	-	2,087,311	(2,754,848)

Signatures - MGE Energy, Inc.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

MGE Energy, Inc. (Registrant)

Date: March 11, 2005	/s/ Gary J. Wolter
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 11, 2005.

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

Madison Gas and Electric Company (Registrant)

Date: March 11, 2005	/s/ Gary J. Wolter
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 11, 2005.

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