Form 10-Q
period 2005-09-30
MGE ENERGY INC
filed 2005-11-08
CIK 1161728

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:

September 30, 2005

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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

MGE Energy, Inc. Yes [ ]  No [X ]          Madison Gas and Electric Company Yes [  ]  No [X]

Number of Shares Outstanding of Each Class of Common Stock as of November 1, 2005
MGE Energy, Inc.	Common stock, $1.00 par value, 20,453,546 shares outstanding.
Madison Gas and Electric Company	Common stock, $1.00 par value, 17,347,889 shares outstanding (all of which are owned beneficially and of record by MGE Energy, Inc.).

Table of Contents

PART I. FINANCIAL INFORMATION.

3

Filing Format

3

Forward-Looking Statements

3

Where to Find More Information

4

Definitions, Abbreviations, and Acronyms Used in the Text and Notes of this Report

4

Item 1. Financial Statements.

6

MGE Energy, Inc.

Condensed Consolidated Statements of Income (unaudited)

6

Condensed Consolidated Statements of Cash Flows (unaudited)

7

Condensed Consolidated Balance Sheets (unaudited)

8

Madison Gas and Electric Company

Condensed Consolidated Statements of Income (unaudited)

9

Condensed Consolidated Statements of Cash Flows (unaudited)

10

Condensed Consolidated Balance Sheets (unaudited)

11

MGE Energy, Inc., and Madison Gas and Electric Company

Notes to Condensed Consolidated Financial Statements (unaudited)

12

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

30

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

42

Item 4. Controls and Procedures.

43

PART II. OTHER INFORMATION.

44

Item 1. Legal Proceedings.

44

Item 6. Exhibits.

44

Signatures - MGE Energy, Inc.

47

Signatures - Madison Gas and Electric Company

48

PART I. FINANCIAL INFORMATION.

Filing Format

This combined Form 10-Q is being filed separately by MGE Energy, Inc. (MGE Energy) and Madison Gas and Electric Company (MGE). MGE is a wholly owned subsidiary of MGE Energy and represents a substantial portion of its assets, liabilities, revenues, expenses, and operations. Thus, all information contained in this report relates to, and is filed by, MGE Energy. Information that is specifically identified in this report as relating solely to MGE Energy, such as its financial statements and information relating to its nonregulated business, does not relate to, and is not filed by, MGE. MGE makes no representation as to that information. The terms "we" and "our" as used in this report refer to MGE Energy and its consolidated subsidiaries, unless otherwise indicated.

Forward-Looking Statements

This report, and other documents filed by MGE Energy and MGE with the Securities and Exchange Commission (SEC) from time to time, contain forward-looking statements that reflect management's current assumptions and estimates regarding future performance and economic conditions—especially as they relate to future load growth, revenues, expenses, capital expenditures, financial resources, regulatory matters, and the scope and expense associated with future environmental regulation. These forward-looking statements are made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Words such as "believe," "expect," "anticipate," "estimate," "could," "should," "intend," and other similar words generally identify forward-looking statements. Both MGE Energy and MGE caution investors that these forward-looking statements are subject to known and unknown risks and uncertainties that may cause actual results to differ materially from those projected, expressed, or implied. Some of those risks and uncertainties include:

-

Weather, which enters into the calculation of MGE's rates for service, which affects the demand for electricity and gas and the projected and actual need for electric generation capacity to serve customers, and can adversely impact our equipment and operating costs and those of our suppliers.

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

Where to Find More Information

The public may read and copy any reports or other information that MGE Energy and MGE file with the SEC at the SEC's public reference room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. These documents are also available to the public from commercial document retrieval services, the Web site maintained by the SEC at http://www.sec.gov, MGE Energy's Web site at http://www.mgeenergy.com, and MGE's Web site at http://www.mge.com. Copies may be obtained from our Web sites free of charge. Information contained on MGE Energy's and MGE's Web sites shall not be deemed incorporated into, or to be a part of, this report.

Definitions, Abbreviations, and Acronyms Used in the Text and Notes of this Report

AFUDC	allowance for funds used during construction
APBO	accumulated pension benefit obligation
ARB	Accounting Research Bulletin
ATC	American Transmission Company LLC
Alliant	Alliant Energy Corporation
Blount	Blount Station
BOCM	Banc One Capital Markets, Inc.
CPCN	Certificate of Public Convenience and Necessity
Columbia	Columbia Energy Center
DNR	Wisconsin Department of Natural Resources
EITF	Emerging Issues Task Force
Elm Road	Elm Road Generating Station
EPA	U.S. Environmental Protection Agency
EPC	Engineering, Procurement, and Construction
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN	FASB Interpretation No.
FSP	FASB Staff Position
FTR	Financial Transmission Rights
GCIM	gas cost incentive mechanism
interconnection agreement	Generation-Transmission Interconnection Agreement
heating degree days	Measure of the extent to which the average daily temperature is below 65 degrees Fahrenheit, increasing demand for heating
kV	kilovolt
kWh	kilowatt-hour
LIBOR	London Inter Bank Offer Rate
LMP	Locational Marginal Pricing
MGE	Madison Gas and Electric Company
MGE Construct	MGE Construct LLC
MGE Energy	MGE Energy, Inc.
MGE Power	MGE Power LLC
MGE Power Elm Road	MGE Power Elm Road, LLC
MGE Power West Campus	MGE Power West Campus, LLC
MGE Transco	MGE Transco Investment, LLC
MISO	Midwest Independent System Operator
Moody's	Moody's Investors Service, Inc.
MW	megawatt
Nasdaq	The Nasdaq National Stock Market
PGA clause	Purchased Gas Adjustment clause
PJM	PJM Interconnection, LLC (a regional transmission organization)
PSCW	Public Service Commission of Wisconsin
RTO	Regional Transmission Organization
S&P	Standard & Poor's Ratings Group, a division of McGraw-Hill Companies
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards (issued by the FASB)
the State	State of Wisconsin
Stock Plan	Dividend Reinvestment and Direct Stock Purchase Plan of MGE Energy
Super Critical	Super Critical, LLC
UW	University of Wisconsin-Madison
VIE	variable interest entity
WCCF	West Campus Cogeneration Facility
WEPCO	Wisconsin Electric Power Company
Working capital	current assets less current liabilities

Item 1. Financial Statements.

MGE Energy, Inc.

Condensed Consolidated Statements of Income (unaudited)

(In thousands, except per-share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Regulated utility operations	$114,172	$86,159	$352,147	$305,490
Nonregulated operations	226	681	1,627	2,045
Total Revenues	114,398	86,840	353,774	307,535

Expenses:
Fuel for electric generation	23,281	10,736	47,629	33,519
Purchased power	22,041	14,071	60,961	37,966
Natural gas purchased	11,149	8,589	81,900	74,108
Other operations and maintenance	28,487	27,689	87,233	82,748
Depreciation and amortization	7,538	6,263	21,571	18,474
Other general taxes	3,328	3,186	10,102	9,600
Total Operating Expenses	95,824	70,534	309,396	256,415
Operating Income	18,574	16,306	44,378	51,120

Other income	1,281	772	3,706	3,651
Interest expense	(3,525)	(2,839)	(9,571)	(8,524)
Income before income taxes	16,330	14,239	38,513	46,247
Income tax provision	(6,431)	(5,131)	(14,957)	(17,521)
Net Income	$9,899	$9,108	$23,556	$28,726

Earnings per Share of Common Stock (basic and diluted)
	$0.48	$0.48	$1.15	$1.53

Dividends paid per share of common stock	$0.345	$0.342	$1.029	$1.018

Weighted Average Shares Outstanding (basic and diluted)	20,438	19,080	20,433	18,722

The accompanying notes are an integral part of the above unaudited condensed consolidated financial statements.

MGE Energy, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Nine Months Ended September 30,
	2005	2004
Operating Activities:
Net income	$23,556	$28,726
Items not affecting cash:
Depreciation and amortization	21,571	18,474
Deferred income taxes	2,991	2,155
Amortization of investment tax credits	(345)	(377)
Amortization of debt issuance costs and bond expense	370	389
Gain on the sale of property	-	(579)
Other	531	13
Equity in earnings of ATC	(3,621)	(3,113)
Dividends received from ATC	2,656	2,270
Changes in working capital, excluding cash equivalents, current long-term debt maturities, and short-term debt:
Decrease in current assets	4,185	11,811
Increase (decrease) in current liabilities	557	(1,068)
Retainage receivable	2,500	-
Regulatory liability deferred lease payment	1,264	-
Other noncurrent items, net	4,643	4,172
Cash Provided by Operating Activities	60,858	62,873

Investing Activities:
Capital expenditures	(45,289)	(69,658)
Capital contributions	(262)	(2,616)
Payments from (advances to) ATC related to WCCF	12,964	(1,984)
Proceeds from sale of property	-	612
Other	705	382
Cash Used for Investing Activities	(31,882)	(73,264)

Financing Activities:
Issuance of common stock	2,260	57,622
Purchase of treasury stock	(197)	-
Cash dividends paid on common stock	(21,009)	(19,002)
Repayment of long-term debt	-	(5,000)
Decrease in short-term debt	(10,925)	(20,180)
Other	223	(602)
Cash (Used for) Provided by Financing Activities	(29,648)	12,838

Change in Cash and Cash Equivalents	(672)	2,447
Cash and cash equivalents at beginning of period	3,561	2,020
Cash and cash equivalents at end of period	$2,889	$4,467

The accompanying notes are an integral part of the above unaudited condensed consolidated financial statements.

MGE Energy, Inc.

Condensed Consolidated Balance Sheets (unaudited)

(In thousands)

	Sept. 30, 2005	Dec. 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$2,889	$3,561
Restricted cash	70	876
Accounts receivable, less reserves of $2,692 and $2,755, respectively	29,620	34,130
Other accounts receivable	10,332	22,910
Unbilled revenues	14,463	24,880
Materials and supplies, at lower of average cost or market	14,573	9,107
Fossil fuel, at lower of average cost or market	5,501	5,523
Stored natural gas, at lower of average cost or market	30,026	21,712
Prepaid taxes	8,878	14,510
Other prepayments	4,759	5,029
Total Current Assets	121,111	142,238

Other long-term accounts receivable	153	-
Special billing projects	1,855	3,121
Regulatory assets	21,946	23,817
Deferred charges	12,718	14,080

Property, Plant, and Equipment, Net	604,958	480,154
Construction work in progress	28,641	127,244
Total Property, Plant, and Equipment	633,599	607,398

Other Property and Investments	37,885	37,436

Total Assets	$829,267	$828,090

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Short-term debt	$42,350	$53,275
Accounts payable	39,232	42,488
Accrued interest and taxes	6,046	3,101
Deferred income taxes	1,457	581
Other current liabilities	14,455	16,116
Total Current Liabilities	103,540	115,561

Other Credits:
Deferred income taxes	94,234	89,627
Investment tax credit - deferred	4,044	4,389
Regulatory liabilities	29,341	28,764
Accrued pension and other postretirement benefits	46,432	42,138
Other deferred liabilities	6,888	7,157
Total Other Credits	180,939	172,075

Capitalization:
Common stockholders' equity	342,490	338,197
Long-term debt	202,298	202,257
Total Capitalization	544,788	540,454

Commitments and contingencies	-	-

Total Liabilities and Capitalization	$829,267	$828,090

The accompanying notes are an integral part of the above unaudited condensed consolidated financial statements.

Madison Gas and Electric Company

Condensed Consolidated Statements of Income (unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Operating Revenues:
Regulated electric revenues	$95,181	$69,771	$232,698	$191,108
Regulated gas revenues	18,992	16,388	119,450	114,382
Nonregulated revenues	226	-	377	-
Total Operating Revenues	114,399	86,159	352,525	305,490

Operating Expenses:
Fuel for electric generation	23,281	10,736	47,629	33,519
Purchased power	22,041	14,071	60,961	37,966
Natural gas purchased	11,149	8,589	81,900	74,108
Other operations and maintenance	28,603	27,520	87,108	82,426
Depreciation and amortization	7,538	6,263	21,571	18,474
Other general taxes	3,327	3,197	10,101	9,598
Income tax provision	5,310	5,069	12,515	15,898
Total Operating Expenses	101,249	75,445	321,785	271,989
Net Operating Income	13,150	10,714	30,740	33,501

Other Income and Deductions:
AFUDC - equity funds	102	148	321	439
Equity earnings in ATC	1,274	1,075	3,621	3,113
Income tax provision	(1,072)	112	(1,985)	(729)
Other income (deductions)	(96)	(451)	(241)	(485)
Total Other Income and Deductions	208	884	1,716	2,338
Income before interest expense	13,358	11,598	32,456	35,839

Interest Expense:
Interest on long-term debt	2,997	2,717	8,743	8,340
Other interest	573	87	953	268
AFUDC - borrowed funds	(40)	(59)	(124)	(174)
Net Interest Expense	3,530	2,745	9,572	8,434
Net Income before minority interest	$9,828	$8,853	$22,884	$27,405

Minority interest, net of tax	(2,050)	-	(3,440)	-
Net Income	$7,778	$8,853	$19,444	$27,405

The accompanying notes are an integral part of the above unaudited condensed consolidated financial statements.

Madison Gas and Electric Company

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Nine Months Ended September 30,
	2005	2004
Operating Activities:
Net income	$19,444	$27,405
Items not affecting cash:
Depreciation and amortization	21,571	18,474
Deferred income taxes	2,987	2,151
Amortization of investment tax credits	(345)	(377)
Amortization of debt issuance costs and bond expense	370	389
AFUDC - equity funds	(321)	(439)
Equity in earnings of ATC	(3,621)	(3,113)
Minority interest, net of tax	3,440	-
Dividends received from ATC	2,656	2,270
Other	852	446
Changes in working capital, excluding cash equivalents, current long-term debt maturities, and short-term debt:
Decrease in current assets	1,943	16,131
Increase (decrease) in current liabilities	1,901	(4,862)
Regulatory liability deferred lease payment	1,264	-
Other noncurrent items, net	4,629	4,026
Cash Provided by Operating Activities	56,770	62,501

Investing Activities:
Capital expenditures	(45,289)	(69,658)
AFUDC - borrowed funds	(131)	(174)
Payments from (advances to) ATC related to WCCF	12,964	(1,984)
Capital contributions	(50)	(2,616)
Other	836	556
Cash Used for Investing Activities	(31,670)	(73,876)

Financing Activities:
Equity contributions from parent	-	15,185
Cash dividends to parent from MGE	(19,343)	(18,750)
Cash dividends to parent from MGE Power West Campus	(10,344)	-
Equity contribution received by MGE Power West Campus	8,861	33,369
Decrease in short-term debt repayments	(4,675)	(15,500)
Other	234	(609)
Cash (Used for) Provided by Financing Activities	(25,267)	13,695

Change in Cash and Cash Equivalents	(167)	2,320
Cash and cash equivalents at beginning of period	970	450
Cash and cash equivalents at end of period	$803	$2,770

The accompanying notes are an integral part of the above unaudited condensed consolidated financial statements.

Madison Gas and Electric Company

Condensed Consolidated Balance Sheets (unaudited)

(In thousands)

	Sept. 30, 2005	Dec. 31, 2004
ASSETS
Plant (At Original Cost, in Service):
Electric	$640,739	$612,684
Gas	248,113	242,074
Nonregulated	106,248	-
Gross plant in service	995,100	854,758
Less accumulated provision for depreciation	(390,114)	(374,604)
Net plant in service	604,986	480,154
Construction work in progress	28,641	127,272
Total Plant	633,627	607,426
Other property and investments	2,916	3,202
Investment in ATC	33,507	32,542
Total Other Property and Investments	36,423	35,744
Current Assets:
Cash and cash equivalents	803	970
Restricted cash	70	876
Accounts receivable, less reserves of $2,692 and $2,755, respectively	29,420	34,122
Affiliate receivables	6,985	636
Other receivables	3,718	16,410
Unbilled revenues	14,463	24,880
Materials and supplies, at lower of average cost or market	14,573	9,107
Fossil fuel, at lower of average cost or market	5,501	5,523
Stored natural gas, at lower of average cost or market	30,026	21,712
Prepaid taxes	8,465	15,383
Other prepayments	4,716	5,001
Total Current Assets	118,740	134,620
Other long-term accounts receivable	153	-
Special billing projects	1,855	3,121
Regulatory assets	21,946	23,817
Other deferred charges	12,704	14,067
Total Assets	$825,448	$818,795
CAPITALIZATION AND LIABILITIES
Common stockholder equity	$287,876	$287,830
Minority interest	42,334	40,377
Long-term debt	202,298	202,257
Total Capitalization	532,508	530,464
Current Liabilities:
Short-term debt - commercial paper	35,600	40,275
Accounts payable	33,119	37,754
Affiliate payables	19,409	19,350
Accrued interest and taxes	7,686	3,099
Accrued payroll	5,411	7,439
Deferred income taxes	1,466	285
Other current liabilities	8,840	7,804
Total Current Liabilities	111,531	116,006
Other Credits:
Deferred income taxes	94,454	89,627
Investment tax credit - deferred	4,044	4,389
Regulatory liabilities	29,341	28,764
Accrued pension and other postretirement benefits	46,432	42,138
Other deferred liabilities	7,138	7,407
Total Other Credits	181,409	172,325
Commitments and contingencies	-	-
Total Capitalization and Liabilities	$825,448	$818,795

The accompanying notes are an integral part of the above unaudited condensed consolidated financial statements.

MGE Energy, Inc., and Madison Gas and Electric Company

Notes to Condensed Consolidated Financial Statements (unaudited)

September 30, 2005

1.

Basis of Presentation - MGE Energy and MGE.

This report is a combined report of MGE Energy and MGE. References in this report to "MGE Energy" are to MGE Energy, Inc., and its subsidiaries. References in this report to "MGE" are to Madison Gas and Electric Company.

The accompanying condensed consolidated financial statements as of September 30, 2005, and for the three and nine months then ended, are unaudited, but include all adjustments that MGE Energy and MGE management consider necessary for a fair statement of their respective financial statements. All adjustments are of a normal, recurring nature except as otherwise disclosed. The year-end consolidated balance sheet information was derived from the audited balance sheet appearing in MGE Energy's and MGE's annual reports on Form 10-K for the year ended December 31, 2004, but does not include all disclosures required by generally accepted accounting principles. These notes should be read in conjunction with the financial statements and the notes on pages 56 through 89 of the 2004 Form 10-K. Certain amounts in prior periods' financial statements and related notes have been reclassified to conform to the 2005 presentation.

2.

Basis of Consolidation - MGE Energy and MGE.

MGE Power West Campus is not a subsidiary of MGE; however, it has been consolidated in the financial statements of MGE as of December 31, 2003, and subsequent periods due to the adoption of FIN 46R (see Footnote 9). MGE Power West Campus was created for the purpose of owning new generating assets including WCCF. These new generating assets are for the primary benefit of MGE's customers. The long-term lease arrangement between MGE and MGE Power West Campus creates a VIE relationship under FIN 46R. MGE is considered the primary beneficiary of this VIE because it will absorb a majority of the entity's expected losses, residual returns, or both.

On April 26, 2005, MGE began operation of the electric generation facilities of the WCCF. Additionally, on April 26, 2005, the lease of those facilities between MGE and MGE Power West Campus commenced. In accordance with the provisions of SFAS No. 13, Accounting for Leases, MGE, as the lessee, accounts for the aforementioned lease arrangement as a capital lease and MGE Power West Campus, as the lessor, accounts for the lease as a direct financing leasing arrangement prior to consolidation on their individual general ledgers prior to consolidation.

3.

Rate Matters - MGE Energy and MGE.

a.

Rate proceedings.

On August 5, 2005, MGE filed additional information with the PSCW on its pending rate case application for 2006. MGE proposed an electric rate increase for Elm Road carrying costs of $3.8 million (approximately 1.3%) for 2006 and $6.6 million (approximately 2.3%) for 2007. MGE also has requested the elimination of the base rate case proceedings for 2007, although it has proposed to incorporate in the 2006 rate case an increase in 2007 electric rates to recover the 2007 Elm Road carrying costs and an adjustment to reflect 2007 fuel rule costs.

On April 19, 2005, MGE filed an application with the PSCW to increase electric rates 5.19% and natural gas rates by 1.4% for 2006. These increases are intended to cover the costs of additional facilities needed to meet the rising electric and gas needs of our customers.

On December 21, 2004, the PSCW authorized MGE to increase 2005 electric revenues by $27.4 million and to decrease 2005 gas revenues by $4.2 million. The increase to electric revenues is intended to cover rising fuel costs, commercial operation of WCCF, and increased transmission expenses.

On January 14, 2004, the PSCW authorized MGE to increase 2004 gas and electric revenues by $12.8 million. The increase covered rising fuel costs for electric generation and addressed increased system demands.

b.

Fuel Rules.

Actual electric fuel costs are subject to reconciliation to the amounts approved by the PSCW in MGE's rate order covering the applicable period. The reconciliation process can produce a fuel surcharge for MGE or require MGE to make a refund in the form of a credit, to the extent that the actual fuel costs are outside a 3.0% range higher or lower than the level authorized by the PSCW.

See Note 16 for a description of a fuel rules filing that MGE made on October 14, 2005, requesting a fuel surcharge.

On August 10, 2004, the PSCW reopened MGE's rate docket for the limited purposes of determining whether a fuel credit was due for 2004 under the fuel rules. On September 30, 2004, MGE filed an application to decrease electric rates for 2004 by $0.0025 per kWh, reflecting its view of the credit due customers under the fuel rules. This amount was subsequently revised to $0.00275 per kWh. Based upon these filings, MGE recorded a reduction in electric revenues to reflect the fuel rules refund in the amount of $3.4 million for 2004, of which $1.8 million was refunded on customers' bills during 2004 and $1.6 million was refunded to customers in January 2005.

During 2003, MGE submitted an application for a fuel cost credit. On August 14, 2003, the PSCW approved an interim fuel credit of $0.00099 per kWh and also required a full review of the actual and forecasted costs for 2003, with MGE's fuel rates subject to refund. The fuel credit began in August 14, 2003, and ended on January 13, 2004. The fuel credit totaled $4.4 million, of which $1.2 million represents the interim fuel credit and $3.2 million is the additional fuel credit that resulted from PSCW review and was credited to customers in the first quarter of 2004. Of the $3.2 million in additional fuel credit, $0.4 million was refunded from January 1 through January 13, 2004.

4.

Equity and Financing Arrangements - MGE Energy.

a.

Common Stock.

On August 15, 2003, MGE Energy entered into a Distribution Agreement (Agreement) with BOCM. Under the terms of this Agreement, MGE Energy may periodically offer and sell up to 1,600,000 shares of its common stock through BOCM as its sales agent or to BOCM as principal. Any sales will be made pursuant to a shelf registration statement MGE Energy filed with the SEC. MGE Energy did not sell any shares of common stock under the Agreement during the three and nine months ended September 30, 2005 or during the three months ended September 30, 2004. During the nine months ended September 30, 2004, MGE Energy sold 124,000 shares for net proceeds of $3.8 million, under this Agreement.

MGE Energy also issues new shares of its common stock through the Stock Plan. For the nine months ended September 30, 2005, MGE Energy issued 64,877 new shares of common stock under the Stock Plan for net proceeds of $2.3 million. No new shares were issued during the three months ended September 30, 2005. For the three and nine months ended September 30, 2004, MGE Energy issued 163,714 and 489,782 new shares of common stock under the Stock Plan for net proceeds of $5.2 million and $15.2 million, respectively.

In March 2005, MGE Energy switched from issuing new shares of common stock for the Stock Plan to purchasing shares on the open market through a securities broker-dealer on behalf of the plan participants. At September 30, 2005, MGE Energy held $0.2 million of treasury stock that had been purchased on the open market and are intended to be re-issued under the Stock Plan. The cost basis of these shares is shown as a reduction to stockholders' equity on the MGE Energy condensed consolidated financial statements.

b.

Preferred Stock - MGE Energy and MGE.

MGE has 1,175,000 shares of $25 par value redeemable preferred stock (cumulative) that is authorized but unissued at September 30, 2005.

c.

Dilutive Shares Calculation - MGE Energy.

MGE Energy does not have any options or other dilutive securities outstanding.

d.

Accumulated Other Comprehensive Income - MGE Energy and MGE.

The accumulated other comprehensive income balance at September 30, 2005, includes the unrealized gains and losses on available-for-sale securities. The following table illustrates the changes in Accumulated Other Comprehensive Income, net of taxes, from December 31, 2004, to September 30, 2005, for MGE Energy and MGE:

(In thousands)	MGE Energy	MGE
Balance, December 31, 2004	$686	$63
Decrease in unrealized gain on available for sale securities, net of tax benefit of $212 and $37, respectively	(317)	(55)
Balance, September 30, 2005	$369	$8

e.

Long-Term Debt-MGE Energy and MGE

At September 30, 2005, MGE Power West Campus had outstanding $30 million in 5.68% senior secured notes due on September 25, 2033.

At September 30, 2005, MGE had outstanding $125 million in Medium-Term notes, $47.3 million in tax-exempt, Industrial Development Revenue Bonds, and $1.2 million in First Mortgage Bonds. These instruments mature between 2007 and 2035.

f.

Notes Payable to Banks, Commercial Paper, and Lines of Credit-MGE Energy and MGE.

On September 30, 2005, MGE entered into an additional $10 million line of credit facility with a commercial bank. This line expires on March 31, 2006 and bears interest at LIBOR plus .40%.

Additionally, on September 2, 2005, MGE Energy extended its $60 million uncommitted line of credit to January 31, 2006. This line of credit will be used for temporary financing of the capital commitments for upcoming construction projects and general corporate purposes.

5.

Minority Interest - MGE.

MGE Power West Campus is not a subsidiary of MGE; however, it has been consolidated in the consolidated financial statements of MGE as of September 30, 2005 and 2004, due to the adoption of FIN 46R (see Footnote 9).

MGE Power West Campus is owned indirectly by MGE Energy. MGE Energy's proportionate share of the equity and net income (through its wholly owned subsidiary MGE Power) of MGE Power West Campus is classified within the MGE financial statements as minority interest. As of September 30, 2005 and 2004, MGE Energy (through its wholly owned subsidiary MGE Power) had invested $38.9 and $33.4 million, respectively, in MGE Power West Campus. For the nine months ended September 30, 2005, MGE Energy (through its wholly owned subsidiary MGE Power) had earned $3.4 million, net of tax, from its interest in MGE Power West Campus. This amount is recorded as minority interest expense, net of tax, on MGE's consolidated statement of income.

6.

Comprehensive Income - MGE Energy and MGE.

The reporting of other comprehensive income is required under the provisions of SFAS No. 130, Reporting Comprehensive Income. Total comprehensive income represents the change in equity during a period from transactions and other events and circumstances from nonowner sources. The below changes represent changes in the market value of securities accounted for under the provisions of SFAS 115. MGE Energy's and MGE's total comprehensive income are:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
MGE Energy	2005	2004	2005	2004
Net Income	$9,899	$9,108	$23,556	$28,726
Other comprehensive income	99	272	(317)	520
Total Comprehensive Income	$9,998	$9,380	$23,239	$29,246
MGE
Net Income	$7,778	$8,853	$19,444	$27,405
Other comprehensive income	15	37	(55)	37
Total Comprehensive Income	$7,793	$8,890	$19,389	$27,442

7.

Property, Plant, and Equipment - MGE Energy and MGE.

a.

Capitalized interest.

MGE Energy, through its subsidiary MGE Power West Campus, calculates capitalized interest in accordance with SFAS No. 34, Capitalization of Interest Cost, on construction projects for periods where financing is provided by MGE Energy through interim debt. The interest rate capitalized is based upon the monthly short-term borrowing rate MGE Energy incurs for such funds and the interest rate related to MGE Power West Campus' long-term debt. For the nine months ended September 30, 2005 and 2004, MGE Energy recorded $0.7 million and $1.6 million, respectively, in capitalized interest related to the WCCF. On April 26, 2005, when the electric generation facilities of WCCF began generating electricity, MGE Power West Campus discontinued the capitalization of interest, as the project was deemed to be substantially complete. The total interest capitalized in conjunction with this project is $4.1 million. This amount is included in the property, plant, and equipment balance at September 30, 2005.

b.

Asset retirement obligations.

MGE and MGE Energy account for asset retirement obligations in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 provides accounting requirements for retirement obligations associated with tangible long-lived assets. Retirement obligations associated with long-lived assets included within the scope of SFAS No. 143 are those for which there is a legal obligation under existing or enacted law or statute, written or oral contract, or by legal construction under the doctrine of promissory estoppel.

In April 2005, MGE Power West Campus recorded an obligation for the fair value of its legal liability for asset retirement obligations associated with the demolition and removal of the electric generation facilities of the WCCF. Provisions for these demolition and removal costs are included in the facility lease agreement. At September 30, 2005, this liability is estimated at $1.0 million and is included in other deferred liabilities.

Additionally, effective January 1, 2003, MGE recorded an obligation for the fair value of its legal liability for asset retirement obligations associated with removing an electric substation, a combustion turbine generating unit, wind generating facilities, and photovoltaic generating facilities, all of which are located on property not owned by MGE. At September 30, 2005, this portion of the liability is estimated at $1.5 million and included in other deferred liabilities.

The following table shows costs as of December 31, 2003 and December 31, 2004, and changes to the asset retirement obligation and accumulated depreciation through September 30, 2005.

(In thousands)	(a) Original Asset Retirement Obligation	(b) Accumulated Accretion	(c) (a + b) Asset Retirement Obligation	(d) Accumulated Depreciation- Related Asset
Balance December 31, 2003	$686	$675	$1,361	$175
Changes through December 31, 2004	27	86	113	29
Balance, December 31, 2004	$713	$761	$1,474	$204
Changes through September 30, 2005	988	91	1,079	33
Balance, September 30, 2005	$1,701	$852	$2,553	$237

MGE has a regulatory asset for the total accumulated accretion and total accumulated depreciation related to $1.1 million of its asset retirement obligation. MGE expects to recover this regulatory asset through rates charged to customers.

Accumulated previous collections of costs of removal that are non-SFAS No. 143 obligations are classified within the financial statements as regulatory liabilities. At September 30, 2005, and December 31, 2004, there were $18.2 million and $17.7 million, respectively, of these costs recorded as regulatory liabilities within the financial statements.

8.

Pension and Postretirement Plans - MGE Energy and MGE.

MGE maintains qualified and nonqualified pension plans. MGE also provides health care and life insurance benefits for its retired employees. MGE has elected to recognize the cost of its transition obligation (the accumulated postretirement benefit obligation as of January 1, 1993) by amortizing it on a straight-line basis over 20 years.

a.

Net Periodic Cost.

The following tables present the components of MGE's net periodic benefit costs recognized for the three and nine months ended September 30, 2005 and 2004. A portion of the net periodic benefit cost is capitalized within the Condensed Consolidated Balance Sheets.

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2005	2004	2005	2004
Components of net periodic benefit cost:
Service cost	$988	$732	$2,965	$2,674
Interest cost	1,835	1,551	5,506	5,670
Expected return on assets	(1,966)	(1,624)	(5,899)	(5,935)
Amortization of:
Transition obligation	52	44	156	160
Prior service cost	81	74	242	271
Actuarial gain	270	153	809	558
Net periodic benefit cost	$1,260	$930	$3,779	$3,398

	Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2005	2004	2005	2004
Components of net periodic benefit cost:
Service cost	$444	$419	$1,333	$1,308
Interest cost	684	700	2,053	2,181
Expected return on assets	(217)	(185)	(651)	(575)
Amortization of:
Transition obligation	95	95	286	294
Prior service cost	49	41	147	129
Actuarial gain	162	206	484	647
Net periodic benefit cost	$1,217	$1,276	$3,652	$3,984

During the third quarter of 2004, MGE adopted the provisions of FSP 106-2, resulting in a remeasurement of its postretirement benefit plans' assets and APBO as of January 1, 2004. The effect of the subsidy on benefits attributable to past service was accounted for as an actuarial experience gain, resulting in a decrease in the APBO of $4.3 million. The annualized reduction in the net periodic postretirement benefit cost is estimated to be $0.7 million compared to the annual cost calculated without considering the effects of the Prescription Drug Act.

b.

Expected Cash Flows.

There were no required contributions for 2004. Additionally, there are no required contributions for 2005; however, MGE may elect to make discretionary deductible contributions depending upon its valuation results and cash flow from operations. MGE made a $4.0 million contribution during the nine months ended September 30, 2005, related to the 2004 plan year. MGE expects to make a $3 million discretionary contribution in the first quarter of 2006, for the 2005 plan year. This contribution is solely at MGE's discretion and is not required by law or regulation.

9.

Adoption of Accounting Principles and Recently Issued Accounting Pronouncements - MGE Energy and MGE.

a.

FIN 46R.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51. In December 2003, the FASB issued the updated and final interpretation FIN 46R. FIN 46R requires that an equity investor in a VIE have significant equity at risk (generally a minimum of 10%, which is an increase from 3% required under the previous guidance) and hold a controlling interest, evidenced by voting rights, and absorb a majority of the entity's expected losses, receive a majority of the entity's expected returns, or both. If the equity investor is unable to evidence these characteristics, the entity that retains these ownership characteristics will be required to consolidate the VIE as the primary beneficiary. FIN 46 was applicable immediately to VIEs created or obtained after January 31, 2003. FIN 46R was effective on December 31, 2003, for interests in entities that were previously considered special purpose entities under then existing authoritative guidance.

MGE Power West Campus is a VIE pursuant to FIN 46R, as the equity investment at December 31, 2003, was not sufficient to permit the entity to finance its activities without additional support. MGE concluded a VIE relationship exists due to the long-term lease arrangement between MGE and MGE Power West Campus. MGE Power West Campus will lease a major portion of its assets to MGE, pursuant to this leasing arrangement, and MGE will absorb a majority of the expected losses, residual, or both. The VIE was consolidated into MGE as of December 31, 2003.

FIN 46R also requires MGE to assess whether the participants within its Shared Savings program (a program to finance customer premises energy conservation equipment) constitute VIEs in which MGE might be considered to be the consolidating entity. As of September 30, 2005, MGE has reviewed 79% of the total current Shared Savings program balance and has determined that the provisions of FIN 46R are not applicable via the "business scope exception." For the remaining 21% of the total current Shared Savings program balance, MGE has not performed this assessment. These entities are not legally obligated to provide the financial information to MGE that is necessary to determine whether MGE must consolidate these entities. MGE will continue to attempt to obtain information from these customers in order to determine whether they should be consolidated by MGE.

b.

FIN 47.

In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations an Interpretation of FASB Statement No. 143. This Interpretation clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. Additionally, this Interpretation clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the 2005 calendar year for calendar-year enterprises. Accordingly, MGE expects to adopt FIN 47 on December 31, 2005. MGE is currently reviewing this statement to determine its effect on its financial statements.

c.

FSP 109-1.

In December 2004, the FASB issued FSP 109-1, Application of FASB Statement No. 109, 'Application for Income Taxes,' to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. The American Jobs Creation Act of 2004 (Act), signed into law on October 22, 2004, provided, generally, for a tax deduction effective for taxable years beginning after December 31, 2004, for domestic manufacturing activities of up to 9% (when fully phased-in) of the lesser of "qualified production activities income," as defined in the Act, or taxable income. FSP 109-1 clarified that the tax deduction for domestic manufacturing activities under the Act should be accounted for as a special deduction in accordance with SFAS No. 109, Accounting for Income Taxes. MGE estimates its tax deduction for 2005 to be $0.2 million. The benefit of this deduction will be passed on to ratepayers and will be recognized ratably throughout the year as a regulatory liability on the financial statements of both MGE Energy and MGE. As of September 30, 2005, MGE had recorded $0.1 million of this deduction as a regulatory liability.

d.

SFAS No. 153.

In December 2004, the FASB issued FAS Statement No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, 'Accounting for Nonmonetary Transactions'" (SFAS No. 153). Previously, APB Opinion No. 29 had required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.

e.

SFAS No. 154.

In May 2005, the FASB issued SFAS No. 154, Accounting for Changes and Error Corrections, a replacement of APB (Accounting Principles Board) Opinion No. 20 and SFAS No. 3. Previously, APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, required the inclusion of the cumulative effect of changes in accounting principle in net income of the period of the change. SFAS No. 154 requires companies to recognize a change in accounting principle, including a change required by a new accounting pronouncement when the pronouncement does not include specific transition provisions, retrospectively to prior periods' financial statements. MGE and MGE Energy will assess the impact of a retrospective application of any change in accounting principle in accordance with SFAS No. 154 when such a change arises after the effective date of January 1, 2006.

10.

West Campus Cogeneration Facility - MGE Energy and MGE.

a.

Construction of the facility.

MGE Energy, through MGE Power, MGE Power West Campus, and MGE Construct, has constructed a natural gas-fired cogeneration facility on the UW campus. The facility has a capacity to produce 20,000 tons of chilled water, 500,000 pounds per hour of steam, and approximately 150 MW of electricity. The UW and MGE Power West Campus jointly own the facility. The UW owns a controlling interest in the chilled-water and steam plants, which will be used to meet the growing needs for air-conditioning and steam-heat capacity for the UW campus. MGE Power West Campus owns a controlling interest in the electric generation plant, which is used to provide electricity to MGE's customers.

MGE Construct is responsible for construction, which includes the facility (which is substantially complete) and work at a related site (which is on-going). During the nine months ended September 30, 2005, MGE Construct received service fees of $1.3 million (pretax) from the State in relation to its role as EPC contractor for WCCF. The total fee of $5.0 million was recognized as services were rendered and was collected over a 22-month period. As of September 30, 2005, MGE Construct has recognized the entire $5.0 million service fee.

The total construction cost is estimated to be $187.6 million, of which $103.5 million is MGE Power West Campus' estimated portion. As of September 30, 2005, MGE Power West Campus had incurred $101.2 million (excluding capitalized interest) of costs on the project, which is reflected in Property, Plant, and Equipment on MGE Energy and MGE's condensed consolidated balance sheets. Of this amount, $3.3 million has not yet been paid. MGE Power West Campus estimates an additional $2.3 million in capital expenditures for this project. These amounts primarily related to water mitigation and laydown costs. These amounts have not yet been incurred or included in MGE Energy's or MGE's Property, Plant, and Equipment balance.

A $5.0 million retainage receivable was recorded by MGE Construct over the construction period of the co-generation facility, reflecting the retainage authorized under the EPC agreement. On August 18, 2005, MGE collected $2.5 million of this receivable. The remaining $2.5 million is expected to be collected during the 4th quarter of 2005 from the State.

MGE Energy, MGE Power West Campus, and MGE Construct have contractually assumed certain risks related to the construction of WCCF. In the EPC Agreement, MGE Power West Campus is responsible for cost overruns and MGE Construct is responsible for the construction process of the entire facility, including paying liquidated damages relating to failure to achieve specified completion date guarantees and/or acceptance test capacity guarantees. In the second quarter, MGE Construct achieved mechanical completion prior to the guaranteed completion date for the electric, steam and chilled water portion of the facility. Also, the acceptance test guarantee was met for the electric portion of the facility. No liquidated damages were required to be paid for the completion guarantees on the electric portion of the asset. MGE Energy is the guarantor of MGE Construct's obligations under the EPC Agreement.

b.

Lease Accounting.

MGE leases the electric generating assets owned by MGE Power West Campus and is responsible for operating the entire facility. On April 26, 2005, the facility lease between MGE and MGE Power West Campus commenced. The financial terms of the facility lease include a capital structure of 53% equity and 47% long-term debt, return on equity of 12.1%, and a lease term of 30 years. At the end of the lease term in 2035, MGE may, at its option, renew the facility lease for an additional term, purchase the generating facility at fair market value or allow the lease contract to end. In accordance with the provisions of SFAS No. 13, Accounting for Leases, MGE, as the lessee, accounts for the aforementioned lease arrangement as a capital lease and MGE Power West Campus, as the lessor, accounts for the lease as a direct financing leasing arrangement. Upon consolidation, certain accounts associated with the leasing transaction are eliminated.

Prior to the commercial operation of the WCCF, MGE recovered in electric rates the costs associated with the lease payments for the WCCF. These amounts were deferred on MGE and MGE Energy's consolidated balance sheets. From the date of commercial operation through December 31, 2005, these amounts are being recognized ratably as revenues. As of September 30, 2005, $2.3 million of these fees have been recognized. At September 30, 2005, $1.3 million related to these collections were reflected as regulatory liabilities on MGE and MGE Energy's consolidated balance sheets. This amount will be reflected as revenue during the 4th quarter of 2005.

MGE received approval from the PSCW to collect approximately $12.1 million in carrying costs incurred by MGE Power West campus during construction of the facility. MGE is collecting these costs in rates over a period of 10 years. Of these costs, $4.1 million relates to the capitalized interest and the debt portion of the facility. These costs are recognized over the period in which the facility is being depreciated (40 years). The remaining amount of $8.0 million represents the equity portion and is recognized over the ten-year period for recovery in rates. As of September 30, 2005, $0.4 million had been recognized as revenue. These amounts are included in other nonregulated revenues on MGE Energy's and MGE's condensed consolidated statement of income. The difference between MGE's amortization of the costs for rate-making purposes over the ten-year recovery period and the recognition to revenue for the debt portion over 40 years is recorded as a liability on the condensed consolidated balance sheets.

11.

ATC - MGE Energy and MGE.

As of September 30, 2005, MGE holds a 4.6% interest in ATC and accounts for the investment under the equity method of accounting due to its involvement with and ability to influence management activities. MGE has a seat on the board of directors and owns 20% of the voting stock of ATC Management, Inc., which manages and operates ATC. MGE records as equity in earnings of the investee its share of ATC's earnings as well as the amortization of the SFAS No. 109 regulatory liability and deferred investment tax credits related to the transmission assets transferred to ATC. For the three and nine months ended September 30, 2005, MGE recorded equity earnings from its investment in ATC of $1.3 million and $3.6 million, respectively. MGE recorded transmission expense from ATC of $3.7 million and $11.2 million for the three and nine months ended September 30, 2005, respectively.

On November 21, 2002, MGE and ATC entered into an interconnection agreement related to transmission system upgrades for WCCF. During the first quarter of 2005, MGE received $13.0 million from ATC as full reimbursement of its costs incurred to complete the upgrade.

In 2004, MGE made $3.5 million in additional capital contributions to ATC. No additional contributions have been made during the three or nine months ended September 30, 2005. Dividend income received from ATC was $1.0 million and $2.7 million for the three and nine months ended September 30, 2005, respectively.

12.

Segment Information - MGE Energy and MGE.

MGE Energy operates in three business segments: electric utility operations conducted by MGE, gas utility operations conducted by MGE, and nonregulated energy operations. The electric utility business generates and distributes electricity and contracts for transmission service. The gas utility business purchases and distributes natural gas and contracts for the transportation of natural gas.

The nonregulated energy operations are conducted through subsidiaries of MGE Energy other than MGE. These subsidiaries have been formed to own and construct new electric generating capacity and undertook the construction of WCCF. The tables below show key information about all three segments, including the distribution of net assets, for the three and nine months ended September 30, 2005 and 2004.

General corporate expenses include the cost of executive management, corporate accounting and finance, information technology, risk management, human resources and legal functions, and employee benefits that are allocated to electric and gas based on formulas prescribed by the PSCW. Identifiable assets are those used in MGE's operations in each segment. Assets not allocated consist primarily of cash and cash equivalents, restricted cash, investments, other receivables, and prepaid assets.

The following table shows segment information for MGE Energy's operations:

(In thousands)
MGE Energy Three Months Ended September 30, 2005	Electric	Gas	Non- regulated	Eliminations	Consolidated Total
Operating revenues	$95,710	$18,992	$3,967	$(4,271)	$114,398
Intersegment revenues	132	10,867	(41)	(10,958)	-
Total revenues	95,842	29,859	3,926	(15,229)	114,398
Depreciation and amortization	(5,931)	(1,997)	-	390	(7,538)
Other operating expenses	(67,521)	(29,835)	113	8,957	(88,286)
Operating income	$22,390	$(1,973)	$4,039	$(5,882)	$18,574
Three Months Ended September 30, 2004
Operating revenues	$69,771	$16,388	$681	$ -	$86,840
Intersegment revenues	115	1,296	-	(1,411)	-
Total revenues	69,886	17,684	681	(1,411)	86,840
Depreciation and amortization	(4,402)	(1,861)	-	-	(6,263)
Other operating expenses	(47,171)	(18,351)	(160)	1,411	(64,271)
Operating income	$18,313	($2,528)	$521	$ -	$16,306

Nine Months Ended September 30, 2005
Operating revenues	$233,227	$119,450	$7,998	$(6,901)	$353,774
Intersegment revenues	345	18,249	-	(18,594)	-
Total revenues	233,572	137,699	7,998	(25,495)	353,774
Depreciation and amortization	(16,015)	(5,946)	-	390	(21,571)
Other operating expenses	(182,217)	(124,518)	(188)	19,098	(287,825)
Operating income	$35,340	$7,235	$7,810	$(6,007)	$44,378
Nine Months Ended September 30, 2004
Operating revenues	$191,108	$114,382	$2,045	$ -	$307,535
Intersegment revenues	354	6,496	-	(6,850)	-
Total revenues	191,462	120,878	2,045	(6,850)	307,535
Depreciation and amortization	(12,975)	(5,499)	-	-	(18,474)
Other operating expenses	(139,098)	(105,367)	(326)	6,850	(237,941)
Operating income	$39,389	$10,012	$1,719	$ -	$51,120

The electric and gas utility operations segments represent most of the revenue-generating segments for MGE and a majority of the revenue for MGE Energy. The following table shows segment information for MGE's operations:

(In thousands)
MGE Three Months Ended September 30, 2005	Electric	Gas	Non- regulated	Eliminations	Consolidated Total
Operating revenues	$95,710	$18,992	$3,967	$(4,270)	$114,399
Intersegment revenues	132	10,867	(41)	$(10,958)	-
Total revenues	95,842	29,859	3,926	(15,228)	114,399
Depreciation and amortization	(5,931)	(1,997)	-	390	(7,538)
Other operating expenses	(72,831)	(28,896)	(1,361)	9,377	(93,711)
Operating income	$17,080	$(1,034)	$2,565	$(5,461)	$13,150
Three Months Ended September 30, 2004
Operating revenues	$69,771	$16,388	$ -	$ -	$86,159
Intersegment revenues	115	1,296	-	(1,411)	-
Total revenues	69,886	17,684	-	(1,411)	86,159
Depreciation and amortization	(4,402)	(1,861)	-	-	(6,263)
Other operating expenses	(54,482)	(17,101)	990	1,411	(69,182)
Operating income	$11,002	($1,278)	$990	$ -	$10,714

Nine Months Ended September 30, 2005
Operating revenues	$233,227	$119,450	$6,748	$(6,900)	$352,525
Intersegment revenues	345	18,249	-	(18,594)	-
Total revenues	233,572	137,699	6,748	(25,494)	352,525
Depreciation and amortization	(16,015)	(5,946)	-	390	(21,571)
Other operating expenses	(192,217)	(126,751)	(808)	19,562	(300,214)
Operating income	$25,340	$5,002	$5,940	$(5,542)	$30,740
Nine Months Ended September 30, 2004
Operating revenues	$191,108	$114,382	$ -	$ -	$305,490
Intersegment revenues	354	6,496	-	(6,850)	-
Total revenues	191,462	120,878	-	(6,850)	305,490
Depreciation and amortization	(12,975)	(5,499)	-	-	(18,474)
Other operating expenses	(154,039)	(108,555)	2,229	6,850	(253,515)
Operating income	$24,448	$6,824	$2,229	$ -	$33,501

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
MGE Energy	2005	2004	2005	2004
Electric operating income	$22,390	$18,313	$35,340	$39,389
Gas operating income/(loss)	(1,973)	(2,528)	7,235	10,012
Nonregulated operating income	4,039	521	7,810	1,719
Eliminations	(5,882)	-	(6,007)	-
Consolidated operating income	18,574	16,306	44,378	51,120
Other income, net	1,281	772	3,706	3,651
Interest expense	(3,525)	(2,839)	(9,571)	(8,524)
Income tax provision	(6,431)	(5,131)	(14,957)	(17,521)
Net income	$9,899	$9,108	$23,556	$28,726
MGE
Electric operating income	$17,080	$11,002	$25,340	$24,448
Gas operating income/(loss)	(1,034)	(1,278)	5,002	6,824
Nonregulated operating income	2,565	990	5,940	2,229
Eliminations	(5,461)	-	(5,542)	-
Consolidated operating income	13,150	10,714	30,740	33,501
Equity earnings in ATC	1,274	1,075	3,621	3,113
Other income and deductions	(1,066)	(191)	(1,905)	(775)
Interest expense, net	(3,530)	(2,745)	(9,572)	(8,434)
Minority interest, net	(2,050)	-	(3,440)	-
Net income	$7,778	$8,853	$19,444	$27,405

(In thousands)	Utility			Consolidated
MGE Energy	Electric	Gas	Assets not Allocated	Non- regulated	Eliminations	Total
Assets:
September 30, 2005	$625,005	$192,192	$18,148	$158,033	$(164,111)	$829,267
December 31, 2004	499,023	205,463	25,905	111,759	(14,060)	828,090

Capital Expenditures:
Nine Months ended Sept. 30, 2005	$28,998	$6,776	$ -	$9,515	$ -	$45,289
Year ended December 31, 2004	36,418	12,315	-	47,042	(28)	95,747

MGE
Assets:
September 30, 2005	$625,005	$192,192	$18,148	$152,891	$(162,788)	$825,448
December 31, 2004	499,023	205,463	25,905	101,800	(13,396)	818,795

Capital Expenditures:
Nine Months ended Sept. 30, 2005	$28,998	$6,776	$ -	$9,515	$ -	$45,289
Year ended December 31, 2004	36,418	12,315	-	47,042	-	95,775

13.

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

b.

Purchased Power Contracts.

MGE has several purchased power contracts to help meet future electric supply requirements. As of September 30, 2005, MGE's total commitments under its purchased power contracts for capacity are estimated to be $13.5 million in 2006, $10.5 million in 2007, $9.1 million in 2008 and 2009, and $9.2 million in 2010. Management expects to recover these costs in future customer rates.

MGE has negotiated firm transmission contracts related to the above purchased power contracts. As of September 30, 2005, MGE's total commitments for transmission are estimated to be $2.7 million in 2005 and $0.5 million in 2006. Management expects to recover these costs in future customer rates.

On November 18, 2004, a FERC order was issued which announced a new long-term transmission pricing structure as a result of the Midwest ISO and PJM markets. This order eliminates transmission charges on neighboring systems. Charges for network transmission services will be paid to ATC, the local transmission provider. This change will be effective on April 1, 2006.

On July 16, 2004, MGE signed a 20-year power purchase agreement for 40 MW of wind energy to be located near Waupun, Wisconsin. Construction has not begun on this project, and discussions are currently on-going related to its viability. As a result, no final decisions or financial commitments have been made. As such, this agreement is not reflected in the above purchased power commitment figures.

c.

Natural Gas Supply, Transportation, and Storage Contracts.

MGE's natural gas supply, transportation and storage contracts require fixed monthly payments for firm supply, pipeline transportation, and storage capacity. The pricing components of the fixed monthly payments for the transportation and storage contracts are established by FERC but may be subject to change. As of September 30, 2005, these payments are estimated to be $14.5 million in 2006, $14.2 million in 2007, $14.0 million in 2008, $13.6 million in 2009, and $13.2 million in 2010. Management expects to recover these costs in future customer rates.

d.

Environmental.

As a result of the Blount 69-kV transmission substation expansion, coal tar-contaminated soil and debris within the excavation zone has been removed and disposed of in accordance with a DNR approved "Removal Action Work Plan." MGE has paid $1.5 million to complete this cleanup and expects to recover cleanup costs in future gas rates. Carrying costs associated with the cleanup expenditures will not be recoverable. On June 23, 2005, the DNR issued a case closure letter related to the Blount 69 kV substation cleanup.

MGE is listed as a potentially responsible party for a site the EPA has placed on the national priorities Superfund list. The Lenz Oil site in Lemont, Illinois, was used for storing and processing waste oil for several years. This site requires clean up under the Comprehensive Environmental Response, Compensation and Liability Act. A group of companies, including MGE, is currently working on cleaning up the site. Management believes that its share of the final cleanup costs for the Lenz Oil site will not result in any materially adverse effects on MGE's operations, cash flows, or financial position. Insurance may cover a portion of the cleanup costs. Management believes that the cleanup costs not covered by insurance will be recovered in current and future rates. At September 30, 2005, a $0.1 million liability was accrued for this matter.

e.

Chattel Paper Agreement and Other Guarantees - MGE and MGE Energy.

MGE makes available to qualifying customers a financing program for purchasing and installing energy-related equipment that will provide more efficient use of utility service at the customer's property. MGE is party to a chattel paper purchase agreement with a financial institution under which it can sell or finance an undivided interest, with recourse, in up to $10.0 million of the financing program receivables until August 31, 2006. At September 30, 2005, MGE had sold an outstanding $4.9 million interest in these receivables, which MGE accounted for as a sale under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities - A Replacement of FASB Statement No. 125. MGE retains the servicing responsibility for these receivables.

MGE maintains responsibility for collecting and remitting loan payments from customers to the financial institution and does not retain any interest in the assets sold to the financial institution. As of September 30, 2005 and 2004, MGE has recorded a servicing asset of $0.2 million and $0.3 million, respectively. The loan assets are sold to the financial institution at cost, which approximates fair value in view of their market rates of interest. During the nine months ended September 30, 2005 and 2004, MGE received approximately $0.1 million and $0.8 million, respectively, from the financial institution for the sale of loan assets. During those same periods, payments of $1.4 million and $1.6 million, respectively, were made by MGE to the financial institution.

MGE would be required to perform under its guarantee if a customer defaulted on its loan. The energy-related equipment installed at the customer sites is used to secure the customer loans. The length of the MGE guarantee to the financial institution varies from one to ten years depending on the term of the customer loan. Principal payments for the next five years on the loans are $0.7 million in 2006, $0.7 million in 2007, $0.9 million in 2008, $0.8 million in 2009, and $0.5 million in 2010.

f.

WCCF Purchase Commitments - MGE Energy.

MGE and MGE Construct have entered into various contracts for the purchase of equipment and services related to the construction of WCCF. All contracts which were entered into by MGE have been assigned to MGE Construct. At September 30, 2005, MGE Construct had $2.5 million of contractual obligations remaining. Of this amount, $1.2 million had been accrued and reflected in MGE and MGE Energy's property, plant, and equipment balance. As such, at September 30, 2005, $1.3 million in services contracted for have not yet been rendered. These amounts primarily relate to water mitigation and laydown restoration.

14.

Regional Transmission Organizations.

On April 1, 2005, the MISO implemented its bid-based energy market. MISO is a FERC approved RTO that is required to provide real-time energy services and a market based mechanism for congestion management. MGE is a participant in this market. On April 1, 2005, MGE began offering substantially all of its generation on the MISO market and purchasing much of its load requirement from the MISO market in accordance with the MISO Tariff.

Additionally, on May 1, 2004, MGE became a member of PJM. PJM is a also an RTO. PJM is a neutral and independent party that coordinates and directs the operation of the region's transmission grid, administers a competitive wholesale electricity market, and plans regional transmission expansion improvements to maintain grid reliability and relieve congestion. MGE has three purchase power agreements, for a total of 175 MW, that are impacted by this market.

MGE reports on a net basis transactions on the MISO and PJM markets in which it buys and sells power within the same period to meet electric energy delivery requirements. This treatment resulted in a $63.0 million and $94.6 million reduction to sales for resale and purchased power expense for the three and nine months ended September 30, 2005, respectively.

15.

Risk Management Activities.

As part of our regular operations, MGE enters into contracts, including options, swaps, futures, forwards, and other contractual commitments, to manage its exposure to interest rates, commodity prices, and gas margin. MGE evaluates its derivative contracts in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. To the extent that these contracts are derivatives, MGE assesses whether or not the normal purchases or normal sales exclusion applies. For contracts in which this exclusion can not be applied, SFAS No. 133 requires MGE Energy and MGE to recognize all derivatives in the consolidated balance sheets at fair value, with changes in the fair value of derivative instruments to be recorded in current earnings or deferred in accumulated other comprehensive income (loss), depending on whether a derivative is designated as, and is effective as, a hedge and depending on the type of hedge transaction.

If the derivative qualifies for regulatory deferral subject to the provisions of SFAS No. 71, Accounting for the Effects of Certain Types of Regulation, the derivatives are marked to fair value pursuant to SFAS No. 133 and are offset with a corresponding regulatory asset or liability.

As a result of the firm transmission agreements that MGE holds on transmission paths in the MISO and PJM markets, MGE has been awarded FTRs. An FTR is a financial instrument that entitles the holder to a stream of revenues or charges based on the differences in hourly day ahead energy prices between two points on the transmission grid. FTRs are used by MGE to hedge the risk of increased congestion charges. Due to the nature of these instruments, they qualify for regulatory deferral. As such, changes in the fair value of these instruments are recorded as regulatory assets or liabilities. At September 30, 2005, MGE had recorded a $0.1  million regulatory liability related to the FTRs held for the MISO and PJM markets.

MGE also utilizes future and basis swaps. These contracts stabilize the net position or price differential for gas injected into storage. These contracts also qualify for regulatory deferral. At September 30, 2005, MGE had recorded a $1.0 million regulatory liability related to these instruments.

16.

Subsequent Events - MGE Energy and MGE.

a.

Power the Future Elm Road

On July 15, 2005, MGE Power Elm Road received a notice to proceed from We Energies in conjunction with WE Energies' Power the Future Generation Plan. MGE Power Elm Road had 80 days from the receipt of that notice to exercise an option to acquire an ownership interest in the proposed Elm Road coal plants in Oak Creek, Wisconsin, and had 40 days from that date to close the acquisition.

On September 30, 2005, MGE Power Elm Road a subsidiary of MGE Energy, Inc. exercised that option, which provided it the opportunity to acquire an undivided 8.33% ownership interest in each of two 615MW generating units being constructed in Oak Creek, Wisconsin.

On November 4, 2005, MGE Power Elm Road closed the acquisition. On this date, MGE Energy and its subsidiaries entered into various agreements including: Ownership Agreements (Unit 1, Unit 2, and Common Facilities), Facility Lease Agreements (Unit 1 and Unit 2), Operation and Maintenance Agreements (Unit 1, Unit 2, and Common Facilities), and Easement and Indemnification Agreements (Unit 1, Unit 2, and Common Facilities).

Elm Road Services an affiliate of WE Power, is acting as the construction project manager on behalf of MGE Power Elm Road LLC, Wisconsin Public Power Inc., and Elm Road generating Station Super Critical (an affiliate of WE Power) (the Owners).

The facility lease agreements establish the terms and conditions for the leasing arrangement between MGE Power Elm Road and MGE. Per the terms of these lease agreements, MGE Power Elm Road will lease its interest in Units 1 and 2 and the common facilities to MGE for an initial term of 30 years. In exchange, MGE is obligated to pay a fixed monthly payment designed to amortize the construction costs of the Units and related Common Facilities, together with a return thereon. The financial terms of the facility lease include a capital structure of 55% equity and 45% long-term debt, a return on equity of 12.7%, and a 5% rent reduction in the first five years. The lease also allows carrying costs to be recovered during construction of the facility. Lease payments are subject to a partial adjustment in the event that construction costs exceed a target. If these costs are within 5% of the target cost, and the additional costs are deemed prudent by the PSCW, the final lease payments from MGE for the Elm Road Units would be adjusted to reflect the actual construction costs. Costs more than 5% above the target can be included in lease payments only if the PSCW finds extraordinary circumstances, such as force majeure conditions.

The operation and maintenance agreements were entered into by WEPCO and MGE. These agreements identify WEPCO as operating agent of the facility. Pursuant to the terms of these agreements, on a monthly basis, MGE is obligated to pay its respective share of WEPCO's operating costs for the Units and Common Facilities, including certain departmental costs that cannot be directly allocated to Elm Road.

MGE Power Elm Road and WEPCO are also parties to easement and indemnification agreements for Units 1 and 2, and the Common Facilities. These agreements grant MGE Power Elm Road an easement and right to locate their undivided interest in the Units and Common Facilities on land owned by WEPCO. Pursuant to these agreements, WEPCO agrees to indemnify MGE Power Elm Road for any environmental conditions existing at the site as of the closing. Upon consummation of the lease term, MGE Power Elm Road will transfer these rights to MGE.

On November 4, 2005, MGE Power Elm Road also made its initial payment for construction costs of $21.0 million. MGE Power Elm Road's estimated share of capital costs for its 8.33% ownership interest in both units is approximately $190 million.

b.

Fuel Proceedings

On October 14, 2005, MGE filed an application with the PSCW requesting a surcharge on its electric rates to cover increased fuel and purchased power costs. Under the "fuel rules" established by the PSCW, MGE can apply for a fuel surcharge or may have a fuel credit due to its customers if electric fuel costs exceed or fall below a pre-defined 3.0% bandwidth.

As a result of the natural disasters that have occurred in the Gulf of Mexico and the related damage to the energy infrastructure, natural gas prices have risen to abnormally high levels. These increased prices have had significant adverse impacts on the fuel and purchased power costs to provide electricity to MGE's customers and have caused MGE's fuel costs to exceed the upper limit of the aforementioned 3% bandwidth. This fuel surcharge is subject to approval by the PSCW.

On November 7, 2005, a hearing was held to discuss this application. MGE expects to receive a decision from the PSCW on this matter during the fourth quarter of 2005.

c.

ATC Capital Contribution

On October 31, 2005, MGE Transco, a subsidiary jointly owned by MGE and MGE Energy, made a $1.4 million capital contribution to ATC. See footnote 11 for further discussion of MGE's investment in ATC.

On October 28, 2005, MGE and MGE Energy also entered into a operating agreement regarding the operations of MGE Transco.

d.

Financing Arrangements

On October 27, 2005, MGE Energy, through its wholly-owned subsidiary MGE Power West Campus LLC, issued $20.0 million of 5.19% senior secured notes due September 25, 2033. The proceeds of the note issuance will be used to repay affiliate payables incurred by MGE Power West Campus LLC in connection with the construction of a natural gas-fired co-generation facility on the west campus of the University of Wisconsin at Madison. The co-generation facility is jointly-owned by MGE Power West Campus LLC, which owns a controlling interest in the electric generation plant portion of the facility, and the University of Wisconsin, which owns a controlling interest in the chilled-water and steam plants portion of the facility.

The 5.19% senior secured notes provide for payments of interest only during the first eight years, followed by monthly payments of principal and interest until maturity. The issuance of those notes was effected pursuant to an existing note purchase agreement and related indenture under which MGE Power West Campus LLC had previously issued $30 million of 5.68% senior secured notes due September 25, 2033. Both series of notes are secured by a lease agreement relating to the electric generation plant portion of the co-generation facility between MGE and MGE Power West Campus. The 5.19% senior secured notes require that MGE Power West Campus maintain a projected debt service coverage ratio of not less than 1.25 to 1.00, and debt to total capitalization ratio of not more than .65 to 1.00.

e

Weather Derivative

On October 17, 2005, MGE entered into two non-exchange traded weather derivatives. The first agreement extends from November 2005 until December 2005. This agreement has a premium of $0.1 million. Additionally, any payment or receipt under this agreement is limited to $0.4 million.

The second agreement extends from January 2006 until March 2006. This agreement also has a premium of $0.1 million. Additionally, any payment or receipt under this agreement is limited to $0.6 million.

Under these agreements, MGE is subject to a floor and a ceiling based on forecasted heating degree days. If actual heating degree days exceed the ceiling, MGE is obligated to make a payment and if heating degree days are below the floor, MGE will receive payment.

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

MGE's electric and gas utility operations represent a substantial part of our assets, liabilities, revenues, and expenses. Our nonregulated operations relate principally to the construction and leasing of the cogeneration plant on the UW campus. The WCCF facility began producing electricity on April 26, 2005. The nonregulated operations relating to this cogeneration plant are included in MGE's consolidated financial statements as a result of the accounting requirements of FIN 46R (see Footnotes 2 and 9 of the Notes to the condensed consolidated financial statements for further information).

Executive Summary - MGE Energy and MGE

In the third quarter of 2005, our utility operations experienced an increase in electric retail sales of 10.5% and a 3.2% increase in retail gas deliveries as compared to the third quarter of 2004. Electric revenues increased $25.4 million for the three months ended September 30, 2005, as compared to the same period in 2004, due to warmer temperatures in July and the increase in rates effective in January 2005. Gas revenues increased $2.6 million due to higher costs of gas, slightly offset by a decrease in transportation volumes. Results for the third quarter were adversely affected by a substantial increase in purchased power costs, primarily reflecting higher natural gas fuel costs caused by natural disasters in the Gulf of Mexico.

MGE expects higher fuel and purchased power costs to continue in the fourth quarter of 2005 and to exceed the level approved in its current rate order. Under the "fuel rules" established by the PSCW, MGE can apply for a fuel surcharge if electric fuel costs exceed a predefined 3% bandwidth around the electric fuel costs in MGE's latest rate order. In September 2005, those costs exceeded the upper limit of the bandwidth by approximately $4.6 million. In subsequent filings made with the PSCW seeking a fuel surcharge, MGE has estimated that fuel costs for October 2005 through December 2005 may increase an additional $5.9 million above that upper limit, with consequent adverse effects on earnings absent a surcharge under the "fuel rules." Depending upon the timing and amount of any surcharge authorized by the PSCW, MGE expects that the fuel surcharge could offset approximately $1.5 million to $3.4 million of these increased costs. See Note 16 for information regarding the fuel surcharge application.

During the three months ended September 30, 2005, there was also a $0.8 million increase in operations and maintenance expenses. This increase is primarily due to higher maintenance expenses and higher transmission and production costs.

Our primary focus today and for the foreseeable future is our core utility customers at MGE. MGE continues to face the challenge of providing its customers with reliable power at competitive prices. MGE plans to meet this challenge by seeking more efficient generation projects and continuing its efforts to control operational costs. We believe it is critical to maintain a strong credit standing and financial strength in MGE as well as the parent company in order to accomplish these goals.

Results of Operations

Electric Utility Operations

Electric sales and revenues

The following table compares MGE's electric retail revenues and electric kWh sales by customer class for each of the periods indicated:

	Revenues			Sales
	Three Months Ended September 30,			Three Months Ended September 30,
(In thousands)	2005	2004	% Change	2005	2004	% Change
Residential	$31,407	$24,246	29.5	248,465	206,539	20.3
Commercial	43,823	35,790	22.4	504,147	458,973	9.8
Industrial	3,757	3,659	2.7	66,648	73,836	(9.7)
Other - retail/municipal	6,641	5,463	21.6	103,022	95,505	7.9
Total retail	85,628	69,158	23.8	922,282	834,853	10.5
Sales for resale	8,244	92	8860.9	73,025	1,167	6157.5
Other revenues	1,309	521	151.2	-	-
Total	$95,181	$69,771	36.4	995,307	836,020	19.1
Cooling degree days (normal 439)				565	339	66.7

	Revenues			Sales
	Nine Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2005	2004	% Change	2005	2004	% Change
Residential	$78,766	$66,000	19.3	638,629	588,565	8.5
Commercial	112,470	93,977	19.7	1,345,331	1,273,170	5.7
Industrial	12,995	11,452	13.5	224,823	232,675	(3.4)
Other - retail/municipal	17,196	14,165	21.4	269,332	253,507	6.2
Total retail	221,427	185,594	19.3	2,478,115	2,347,917	5.5
Sales for resale	11,543	922	1152.0	121,331	19,268	529.7
Other revenues	(272)	4,592	(105.9)	-	-
Total	$232,698	$191,108	21.8	2,599,446	2,367,185	9.8
Cooling degree days (normal 614)				813	448	81.5

Electric operating revenues were up 36.4% and 21.8% for the three and nine months ended September 30, 2005, due to the following:

(In millions)	Three Months Ended September 30, 2005	Nine months ended September 30, 2005
Rate changes	$9.2	$25.6
Volume	7.2	10.3
Sales for resale	8.2	10.6
Other revenues	0.8	(4.9)
Total	$25.4	$41.6

Rates. On December 21, 2004, the PSCW authorized MGE to increase 2005 electric revenues to cover rising fuel costs, commercial operation of WCCF, and increased transmission expenses. The PSCW also authorized increases in MGE's electric rates effective January 14, 2004, to cover rising fuel costs for electric generation and increased system demands.

During the nine months ended September 30, 2004, a fuel credit in the amount of $3.2 million was refunded to customers, of which $2.8 million was accrued during 2003 and $0.4 million was accrued in January 2004 as a decrease to other electric revenues.

Volume. During the three and nine months ended September 30, 2005, there was a 10.5% and 5.5% increase, respectively, in total retail sales volumes. These increases are mainly due to warmer temperatures. Namely, cooling degree days for the three and nine months ended September 30, 2005, were 565 and 813 compared to normal cooling days of 439 and 614, respectively.

Other Revenues. Other electric revenues for the three months ended September 30, 2005, increased $0.8 million. This increase is a result of the recognition of revenue recovered in conjunction with the WCCF lease arrangement. For the three months ended September 30, 2005, MGE has recognized $1.3 million of other revenues related to this arrangement. This increase is offset by a decrease in other electric revenues.

Other electric revenues for the nine months ended September 30, 2005, decreased $4.9 million. Starting in the first quarter of 2005, MGE began recovering in electric rates the costs associated with the lease payments for the WCCF. These amounts were deferred on MGE's balance sheet and were recorded as a reduction to other revenues. For the nine months ended September 30, 2005, a total reduction of $3.6 million was recorded to other revenues to defer these amounts. On April 26, 2005, when the lease term commenced, MGE began recognizing into revenue the aforementioned amount collected from ratepayers for this leasing arrangement. For the nine months ended September 30, 2005, MGE has recognized $2.3 million of this deferred amount.

The remaining decrease is attributable to the reversal of the 2003 fuel credit liability, which was refunded to customers in the first quarter of 2004. The actual fuel refund decreased retail revenues and is offset by an increase in other electric revenues. The fuel credit liability was previously recorded from August 2003 to January 2004 as a reduction in other electric revenues.

Sales for resale. For the three and nine months ended September 30, 2005, sales for resale increased by $8.2 million and $10.6 million, respectively, when compared to the same periods in the prior year. Sales for resale include transactions conducted on the PJM and MISO markets since their establishment and our involvement in the PJM and MISO markets on May 1, 2004, and April 1, 2005, respectively. The increase in the sales for resale balance is a result of MGE's integration into the MISO market.

MGE has recorded transactions on the PJM and MISO markets in which we are buying and selling power within the same period to meet our electric energy delivery requirements on a net basis, resulting in a $63.0 million and $94.6 million reduction to sales for resale and purchased power expense for the three and nine months ended September 30, 2005, respectively.

Electric fuel and purchased power

Fuel used for electric generation increased $12.5 and $14.1 million, or 116.8% and 42.1%, during the three and nine months ended September 30, 2005, respectively, compared to the same periods in the prior year. These increases are due to an increase in the costs of internal generation and an increase in the volume of internally generated power. For the three and nine months ended September 30, 2005, the cost of internal generation increased $9.7 million and $13.7 million, respectively, primarily due to rising fuel costs. The volume of internal generation increased 26.1% and resulted in a $2.8 million increase in fuel used for electric generation for the three months ended September 30, 2005, as compared to the same period in the prior year. The volume of internal generation increased 1.2% and resulted in a $0.4 million increase in fuel used for electric generation for the nine months ended September 30, 2005, as compared to the same period in the prior year.

Purchased power expense increased $8.0 million and $23.0 million during the three and nine months ended September 30, 2005, respectively. For the three months ended September 30, 2005, this increase reflects a 46.7% increase in the per-unit cost of purchased power and a 6.8% increase in the volume of purchased power. For the nine months ended September 30, 2005, this increase represents a 29.9% increase in the cost of purchased power and a 23.7% increase in the volume of power purchased. The increase in volume is primarily due to the Columbia outage.

For the three and nine months ended September 30, 2005, there were $63.0 million and $94.6 million reductions to purchased power expense, which resulted from the netting of transactions in the PJM and MISO markets in which we were buying and selling power within the same period to meet our electric energy delivery requirements.

Electric operating expenses

Electric operating expenses increased $1.9 million and $4.7 million during the three and nine months ended September 30, 2005, respectively, compared to the same periods in 2004. These changes were the result of increases in production expenses, transmission expenses, and customer accounts, offset by decreases in administrative and general expenses, and distribution expenses.

Electric maintenance expense

For the three and nine months ended September 30, 2005, electric maintenance expense increased $0.1 million and $0.9 million compared to the same periods in the prior year. These increases were due to increased maintenance expenses at the Columbia plant.

Gas Utility Operations

Gas deliveries and revenues

The following table compares MGE's gas retail revenues and gas delivered by customer class during each of the periods indicated:

	Revenues			Deliveries
	Three Months Ended September 30,			Three Months Ended September 30,
(In thousands)	2005	2004	% Change	2005	2004	% Change
Residential	$9,569	$8,897	7.6	6,124	6,213	(1.4)
Commercial/industrial	8,082	6,568	23.1	7,920	7,392	7.1
Total retail	17,651	15,465	14.1	14,044	13,605	3.2
Gas transportation	542	625	(13.3)	8,287	9,702	(14.6)
Other revenues	799	298	168.1	-	-
Total	$18,992	$16,388	15.9	22,331	23,307	(4.2)
Heating degree days (normal 195)				90	166	(45.8)

	Revenues			Deliveries
	Nine Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2005	2004	% Change	2005	2004	% Change
Residential	$66,488	$65,708	1.2	60,867	62,704	(2.9)
Commercial/industrial	49,054	45,008	9.0	56,095	54,993	2.0
Total retail	115,542	110,716	4.4	116,962	117,697	(0.6)
Gas transportation	2,038	2,359	(13.6)	31,507	34,518	(8.7)
Other revenues	1,870	1,307	43.1	-	-
Total	$119,450	$114,382	4.4	148,469	152,215	(2.5)
Heating degree days (normal 4,544)				4,209	4,578	(8.1)

Gas revenues increased $2.6 million and $5.1 million for the three and nine months ended September 30, 2005. These changes are related to the following factors:

(In millions)	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Gas costs/rates	$1.7	$5.5
Gas deliveries	0.5	(0.6)
Transportation and other effects	0.4	0.2
Total	$2.6	$5.1
Average rate per therm of residential customers	$1.56	$1.09

Gas costs/rates. The average rate per therm for the three and nine months ended September 30, 2005, increased 10.6% and 5.0%, respectively, compared to the same periods in 2004. These increases are primarily a result of rising gas costs. As a result of natural disasters in the Gulf of Mexico and the related damage to the energy infrastructure, natural gas prices have risen to abnormally high levels.

Retail gas deliveries. For the three months ended September 30, 2005, retail gas deliveries increased 3.2%. This increase is attributable to increased commercial and industrial use, slightly offset by a decrease in residential deliveries.

For the nine months ended September 30, 2005, retail gas deliveries decreased 0.6%. This decrease was mainly a result of warmer temperatures reflected by a 8.1% decrease in the number of heating degree days during the period compared to the same period in the prior year. This decrease was slightly offset by an increase in volumes used by commercial and industrial customers.

Transportation and other revenues. Transportation and other revenues increased a total of $0.4 million and $0.2 million for the three and nine months ended September 30, 2005. This increase is attributable to higher other gas revenues, offset by a decline in transportation revenues from the GCIM.

Natural gas purchased

For the three and nine months ended September 30, 2005, natural gas purchased increased by $2.6 million and $7.8 million, respectively. The increases in the natural gas purchased were the result of a 26.4% and 9.8% increase in the market price of natural gas, which resulted in an increase of $2.4 million and $7.3 million, respectively. The increase for the three and nine month periods ended September 30, 2005, were supplemented by an increase in the volume of gas purchased, $0.2 million and $0.5 million, respectively.

Gas operating and maintenance expenses

Gas operating expenses decreased $0.4 million and $0.6 million, respectively, for the three and nine months ended September 30, 2005, compared to the same periods a year ago. These decreases are attributable to decreases in gas distribution and customer service-related expenses.

Gas maintenance expenses decreased $0.1 million for the three months ended September 30, 2005, compared to the same period in the prior year. This decrease is attributable to a decrease in production maintenance expenses.

For the nine months ended September 30, 2005, gas maintenance expenses increased $0.2 million, compared to the same period in the prior year. This increase is due to increased production and distribution related maintenance expenses during the first and second quarters of 2005.

Other Nonregulated Operating Income - MGE Energy and MGE

For the nine months ended September 30, 2005, MGE Construct received $1.3 million from the State for services rendered in relation to its role as EPC contractor for the WCCF. For the three and nine months ended September 30, 2004, MGE Construct received $0.7 million and $2.0 million, respectively, for these services. During the nine months ended September 30, 2005, MGE Power West Campus recognized $0.4 million in nonregulated revenues for the recognition of a pro-ratable share of the carrying costs related to the facility. See Footnote 10 of the Notes to the condensed consolidated financial statements for further discussion.

Other operations and maintenance expense decreased $0.7 million for the three and nine months ended September 30, 2005, compared to same period in the prior year. This decrease is primarily related to lower administrative and general expenses.

Depreciation expense

Depreciation expense increased $1.3 million and $3.1 million for the three and nine months ended September 30, 2005, compared to the same periods in the prior year. These increases are due to an increase in electric and gas plant assets. During the second quarter of 2005, WCCF was put into service and MGE began depreciating the asset. For the nine months ended September 30, 2005, electric depreciation expense was $15.6 million and gas depreciation expense was $6.0 million. This represents a $2.6 million and a $0.5 million increase in electric and gas depreciation expense from the same period in the prior year, respectively.

Other General Taxes - MGE Energy and MGE

For the three and nine months ended September 30, 2005, other general taxes increased $0.1 million and $0.5 million, respectively, compared to the same period in the prior year. This increase is primarily due to an increase in MGE's license fee tax. The annual license fee tax expense is based on adjusted operating revenues of the prior year. Tax rates have not increased.

Income Taxes - MGE Energy and MGE

MGE Energy's effective income tax rate of 38.8% for the nine months ended September 30, 2005, is comparable to the effective income tax rate for the nine months ended September 30, 2004 (37.9%).

Refer to Footnote 9 of the Notes to the condensed consolidated financial statements for discussion of the accounting for the tax deduction for qualified production activities provided by the American Jobs Creation Act of 2004.

Other Nonoperating Income - MGE Energy

Other nonoperating income for the three and nine months ended September 30, 2005, increased $0.5 million and $0.1 million when compared to the same periods in the prior year, respectively. For the three and nine months ended September 30, 2005, this is comprised of equity earnings from ATC and other investments, and AFUDC-equity funds.

For the nine months ended September 30, 2004, this balance is comprised of $3.1 million equity earnings from ATC and other investments, $0.4 million in AFUDC-equity funds, and a $0.6 million gain on the sale of assets, offset by $0.4 million in other expenses.

Interest Expense - MGE Energy and MGE

For the three and nine months ended September 30, 2005, interest expense increased $0.7 million and $1.0 million, respectively, when compared to the same periods in the prior year. This increase is a result of higher average interest rates on variable rate debt and higher levels of short-term debt.

Minority Interest, Net of Tax

For the three and nine months ended September 30, 2005, MGE Energy (through its wholly owned subsidiary MGE Power) had earned $2.1 million and $3.4 million, net of tax, respectively, for its interest in MGE Power West Campus. This amount is recorded as minority interest expense, net of tax, on MGE's consolidated statement of income.

Contractual Obligations and Commercial Commitments - MGE Energy and MGE

As a result of a FERC order, there will be a change, effective April 1, 2006, to the Company's contractual obligations under the outstanding transmission contracts. See "Purchased Power Contracts" under Footnote 13 of the Notes to the condensed consolidated financial statements for further discussion.

There were no other material changes, other than from the normal course of business, to MGE Energy's and MGE's contractual obligations (representing cash obligations that are considered to be firm commitments) and commercial commitments (representing commitments triggered by future events) during the nine months ended September 30, 2005. Further discussion of the contractual obligations and commercial commitments is included in MGE Energy's and MGE's annual reports on Form 10-K for the year ended December 31, 2004.

Liquidity and Capital Resources

Cash Flows

The following summarizes cash flows during the nine months ended September 30, 2005 and 2004, respectively:

	MGE Energy		MGE
(In thousands)	2005	2004	2005	2004
Cash provided by/(used for):
Operating activities	$60,858	$62,873	$56,770	$62,501
Investing activities	(31,882)	(73,264)	(31,670)	(73,876)
Financing activities	(29,648)	12,838	(25,267)	13,695

Cash Provided by Operating Activities

Cash provided by MGE Energy's operating activities decreased $2.0 million, or 3.2%, for the first nine months of 2005, compared to the same period last year. Current assets decreased $4.2 million during the nine months ended September 30, 2005, primarily due to decreases in prepayments of $5.9 million, receivables of $4.5 million, and unbilled revenues of $10.4 million. Offsetting these decreases was a $16.6 million increase in materials and supplies and other receivables. The increase in the materials and supplies balance is primarily attributable to the significant increase in the price of SO2 emission allowances. These allowances are included within the inventory balance on the consolidated balance sheet of MGE and MGE Energy. For the nine months ended September 30, 2005, current liabilities increased $0.6 million primarily due to increases in accrued taxes and interest, offset by decreases in accounts payable and other current liabilities.

During the nine months ended September 30, 2005, MGE Construct also collected $2.5 million of the retainage receivable from the State under the EPC agreement related to the construction of the WCCF. During this same period, MGE recovered in electric rates the $3.6 million associated with the lease payment for the West Campus Cogeneration plant. These amounts are being recognized on a pro-rata basis over the 2005 lease year. For the nine months ended September 30, 2005, $2.3 million had been recognized as revenue. The remaining $1.3 million is recorded as a regulatory liability and reflected in operating activities.

Cash provided by MGE's operating activities decreased $5.7 million, or 9.2%, for the nine months ended September 30, 2005, compared to the same period last year. Current assets decreased $1.9 million during the nine months ended September 30, 2005, primarily due to a decrease in unbilled revenues ($10.4 million) and prepayments ($7.2 million). These decreases were offset by increases in receivables and other receivables of $1.9 million, and an increase in materials and supplies of $13.8 million. As mentioned above, a substantial portion of this increase is attributable to an increase in the price of SO2 emission allowances. For the nine months ended September 30, 2005, current liabilities increased $1.9 million primarily due to an increase in accrued taxes and interest and an increase in other current liabilities. These increases are offset by decreases in accounts payable and accrued payroll. During the nine months ended September 30, 2005, MGE recovered $3.6 million in electric rates for the costs associated with the lease payment for the West Campus Cogeneration plant. Of this amount, $1.3 million is remaining at September 30, 2005 and is recorded as a regulatory liability and reflected in operating activities.

Also included in the operating section of MGE's cash flow statement is $3.4 million in minority interest, net of tax. As of September 30, 2005, MGE Energy (through its wholly owned subsidiary MGE Power) had earned $3.4 million in net income from its interest in MGE Power West Campus.

Cash Used for Investing Activities

Cash used for MGE Energy's investing activities decreased $41.4 million, or 56.5%, for the nine months ended September 30, 2005, compared to the same period in the prior year. In March 2005, MGE collected $13.0 million from ATC for funds previously advanced to ATC for transmission upgrades related to the WCCF project. During the nine months ended September 30, 2004, MGE had advanced ATC $2.0 million in conjunction with the WCCF project. There was a $2.4 million decrease in the amount of capital contributions made for the nine months ended September 30, 2005, when compared to the same period in the prior year. This represents a $2.6 million decrease in the capital contributions made to ATC, offset by a $0.2 million increase in the capital contributions made to other investments. Additionally, capital expenditures decreased $24.4 million and funds received from other investing activities increased $0.3 million between the aforementioned periods. These decreases were offset by a decrease in cash provided by the sale of property ($0.6 million).

Cash used for MGE's investing activities decreased $42.2 million, or 57.1%, for the nine months ended September 30, 2005, compared to the same period in the prior year. As mentioned above, in March 2005, MGE collected $13.0 million in funds previously advanced to ATC in conjunction with WCCF. Capital contributions made to ATC decreased by $2.6 million for the period ended September 30, 2005, when compared to the same period in the prior year. Capital expenditures for the nine months ended September 30, 2005, decreased $24.4 million when compared to the same period in the prior year. Additionally, there was a $0.3 million increase in cash provided by other investing activities. These decreases were slightly offset by a increase in capital contributions made to other investments and AFUDC borrowed funds ($0.1 million).

Cash Provided by Financing and Capital Resources

Cash used for MGE Energy's financing activities increased $42.5 million for the nine months ended September 30, 2005, compared to the same period in the prior year. This increase is primarily due to a decrease in the amount of stock issued. In the prior year, $57.6 million of cash was received as a result of equity issued, compared to $2.3 million in cash received from equity issuances during the nine month period ended September 30, 2005. Also contributing to this increase in cash used is the net repayment of $10.9 million of short-term debt. Cash received as a repayment of the ATC advance (discussed above) was used to repay some of the outstanding short-term debt obligations. Cash dividends increased $2.0 million as the number of shares outstanding increased and the dividend increased from $1.02 for the nine months ended September 30, 2004, to $1.03 for the nine months ended September 30, 2005. Additionally, as of September 2005, shares to satisfy the Stock Plan were purchased on the open market, rather than new shares being issued. The aforementioned change resulted in a $0.2 million balance for the purchase of treasury stock.

Cash used for MGE's financing activities increased $39.0 million for the nine months ended September 30, 2005, compared to the same period last year. This increase is primarily due to the decrease in equity contributions received from MGE Energy. For the nine months ended September 20, 2004, $15.2 million in equity contributions were received from MGE Energy. No equity contributions were made by MGE Energy to MGE for the nine months ended September 30, 2005. Cash dividends from MGE to MGE Energy for the nine months ended September 30, 2005, were $19.3 million, an increase of $0.6 million as compared to the same period in 2004.  MGE Power West Campus also distributed $10.3 million of cash to MGE Energy during the nine months ended September 30, 2005. The increases in cash used for financing activities were offset by a decrease of $10.8 million in net repayment of short-term debt and a $0.8 million increase in cash provided by other financing activities. Additionally, during the nine months ended September 30, 2005, $8.9 million in equity contributions were received by MGE Power West Campus from MGE Energy, this amount is included in minority interest on the MGE consolidated balance sheet.

Capitalization Ratios

MGE Energy's capitalization ratios as of September 30, 2005, and December 31, 2004 were as follows:

	MGE Energy
	Sept. 30, 2005	Dec. 31, 2004
Common shareholders' equity	58.3%	56.9%
Long-term debt	34.5%	34.1%
Short-term debt	7.2%	9.0%

MGE Energy's and MGE's Capital Requirements

MGE Energy's and MGE's liquidity is primarily affected by their capital requirements. During the nine months ended September 30, 2005, capital expenditures for MGE Energy and MGE totaled $45.3 million, which included $9.5 million of capital expenditures for WCCF and $35.8 million of capital expenditures for utility operations.

As of September 30, 2005, MGE Energy's and MGE's remaining capital commitments related to WCCF are estimated to be $2.5 million. Of that amount, $1.2 million has been incurred as of September 30, 2005, and has been accrued on MGE Energy and MGE's condensed consolidated balance sheets and reflected in the Property, Plant, and Equipment balance.

MGE Energy anticipates that total 2005 capital expenditures will be approximately $87.5 million. MGE uses its internally generated funds and short-term debt to satisfy a majority of its capital requirements. For larger capital investments, MGE would expect to finance these with additional long-term debt and capital contributions from MGE Energy.

During 2005, ATC solicited its investors for a 2005 voluntary capital contribution. In response to this request, MGE made a $1.4 million voluntary capital contribution on October 31, 2005. ATC has requested an additional $2.9 million in voluntary contributions for 2006. MGE has not formally committed to make these contributions, however it is likely that MGE will agree to do so.

The following table shows MGE's current credit ratings. MGE Energy is not yet rated because it has not issued any debt securities.

	Standard & Poor's	Moody's
First Mortgage Bonds Unsecured Medium Term Notes Commercial Paper	AA AA- A1+	Aa2 Aa3 P1

MGE's access to the capital markets, including the commercial paper market and its financing costs in those markets, is dependent on its securities' ratings. None of MGE's borrowings are subject to default or prepayment due to downgrading of securities' ratings, although MGE's future interest expense may be affected by a change in those ratings.

WCCF

The cost to construct WCCF is expected to be approximately $187.6 million in total, of which MGE Power West Campus' portion is approximately $103.5 million. MGE Construct billed the State monthly for its share of the cost of WCCF in accordance with the EPC Agreement. As of September 30, 2005, MGE Power West Campus incurred $101.2 million (excluding capitalized interest) of costs on the project, which is reflected in Property, Plant, and Equipment on MGE Energy's and MGE's consolidated balance sheets. During the nine months ended September 30, 2005, MGE Construct received a service fee of $1.3 million (pretax) from the State in relation to its role as EPC contractor for WCCF. The total fee of $5.0 million was recognized as services were rendered and was collected over a 22-month period all amounts have been received from the State for the service fees. As of September 30, 2005, MGE Construct had recognized the entire $5.0 million in accordance with the EPC Agreement.

A $5.0 million retainage receivable was recorded by MGE Construct over the construction period, reflecting the retainage authorized under the EPC agreement. On August 18, 2005, MGE collected $2.5 million of this receivable. The remaining $2.5 million is expected to be collected during the 4th quarter of 2005.

MGE received approval from the PSCW to collect approximately $12.1 million in carrying costs incurred by MGE Power West campus during construction of the facility. MGE is collecting these costs in rates over a period of ten years. Of these costs, $4.1 million relate to the capitalized interest and the debt portion of the facility. These costs are recognized over the period in which the facility is being depreciated (40 years). The remaining amount of $8.0 million represents the equity portion and is recognized over the ten-year period for recovery in rates. As of September 30, 2005, $0.4 million had been recognized as revenue.

Prior to the commercial operation of the WCCF, MGE recovered in electric rates the costs associated with the lease payments for the WCCF. These amounts were deferred on MGE and MGE Energy's consolidated balance sheets. From the date of commercial operation through December 31, 2005, these amounts are being recognized ratably as revenues. As of September 30, 2005, $2.3 million of these fees have been recognized. At September 30, 2005, $1.3 million related to these collections were reflected as regulatory liabilities on MGE and MGE Energy's consolidated balance sheets which will be reflected as revenue during the 4th quarter of 2005.

MGE Energy, MGE Power West Campus, and MGE Construct have contractually assumed certain risks related to the construction of WCCF. In the EPC Agreement, MGE Power West Campus is responsible for cost overruns and MGE Construct is responsible for the construction process of the entire facility, paying liquidated damages relating to failure to achieve specified completion data guarantees and/or acceptance test capacity guarantees. As of June 30, 2005, MGE Construct had achieved mechanical completion prior to the guaranteed completion date for the electric, steam and chilled water portion of the facility. Also, the acceptance test guarantee was met for the electric portion of the facility. No liquidated damages were required to be paid for these completed guarantees. MGE Energy is the guarantor of MGE Construct's obligations under the EPC Agreement.

Power the Future Generation

On February 23, 2001, MGE secured an option to own a portion of the advance technology, coal-fired base-load generation facilities proposed in We Energies' Power the Future Plan. Pursuant to an amended agreement reached on January 31, 2003. Under the agreement, MGE Power Elm Road LLC, a subsidiary of MGE Energy, Inc, had the option to acquire an undivided 8.33% (16.66% under certain conditions) ownership interest in each of the proposed coal plants or up to approximately 50 MW per unit. If the options on Units 1 and 2 are exercised, MGE Power Elm Road LLC's share of capital costs for an 8.33% ownership interest in both units would be approximately $190 million.

The PSCW issued an order in November, 2003, approving We Energies' request for a CPCN for the two units. On November 29, 2004, the Dane County Circuit Court ruled on several lawsuits which challenged the PSCW's order authorizing We Energies to build these facilities on the site of their existing Oak Creek Power Plant. The Dane County Circuit Court vacated the PSCW order and remanded the order back to the PSCW for additional proceedings. On June 28, 2005, the Supreme Court of Wisconsin reversed the Dane County Circuit Court's decision and upheld the PSCW's order in all respects. The CPCN granted by the PSCW was reinstated and is in full force and effect.

We have been informed by We Energies that they have received all the permits and approvals necessary to commence construction of the new units. Certain of these permits, however, continue to be contested, but remain in effect unless and until overturned by a reviewing body. Construction on this facility has begun.

On July 15, 2005, MGE Power Elm Road received a notice to proceed from We Energies in conjunction with the Power the Future Generation Plan. On September 30, 2005, MGE Power Elm Road exercised its option to acquire an undivided 8.33% ownership interest in each of two 615MW generating units being constructed in Oak Creek, Wisconsin.

On November 4, 2005, MGE Power Elm Road closed the acquisition. On this date, MGE Energy and its subsidiaries entered into various agreements, including: Ownership Agreements (Unit 1, Unit 2, and Common Facilities), Facility Lease Agreements (Unit 1 and Unit 2), Operation and Maintenance Agreements (Unit 1, Unit 2, and Common Facilities), Easement and Indemnification Agreements (Unit 1, Unit 2, and Common Facilities).

MGE Power Elm Road also made its initial payment for construction costs of $21.0 million. A substantial portion of the $190 million of estimated capital costs will be incurred from 2005 through 2009, with more than half expected to be incurred during 2006 and 2007. MGE Power Elm Road intends to finance these project costs primarily through funds received from MGE Energy. MGE Energy expects that these funds will be raised through the sale of securities via the Stock Plan, short-term debt, and normal operations.

If final construction costs of the Elm Road project are within 5% of the target cost, and the additional costs are deemed to be prudent by the PSCW, the final lease payments for the Elm Road Units recovered from MGE would be adjusted to reflect the actual construction costs. Costs more than 5% above the target are able to be included in lease payments only if the PSCW finds extraordinary circumstances such as force majeure conditions.

New Accounting Principles

See Footnote 9 of the Notes to the condensed consolidated financial statements for a discussion of new accounting pronouncements.

Regulatory Issues - Transmission

On April 1, 2005, the Midwest ISO implemented its bid-based energy market. Midwest ISO, a FERC approved RTO, is required to provide real-time energy services and a market-based mechanism for congestion management. This market-based platform for valuing transmission congestion is premised upon the LMP system that has been implemented in other states.

MGE received FTRs through the Midwest ISO allocation process. The Midwest ISO has also made available additional FTRs through an auction-based system run by the Midwest ISO. See Footnote 15 of the Notes to the condensed consolidated financial statements for further discussion.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

MGE Energy, through MGE, and MGE are potentially exposed to market risks associated with interest rates, commodity prices, weather, regulatory recovery, and equity returns. Neither MGE Energy nor MGE has any current exposure to foreign currency risk. MGE manages some risk exposure through risk management policies and uses derivative instruments.

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

Equity Price Risks - Pension-Related Assets

MGE currently funds its liabilities related to employee benefits through contributions to, and investment earnings on, trust funds. Changes in the market value of the assets held in the employee benefits trust funds affect MGE's expense and annuity payments. MGE intends to seek to mitigate some of its risk in this matter through future rate actions by the PSCW.

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

Under the fuel rules, MGE may include the costs and benefits of fuel price opportunity risk management tools implemented under a risk management plan approved by the PSCW. In 2004, the PSCW extended its conditional approval of MGE's Electric Procurement Risk Management Program through December 31, 2005.

Regulatory Recovery Risk

MGE burns natural gas in several of its peak electric generation facilities as a supplemental fuel, and in many cases, the cost of purchased power is tied to the cost of natural gas. MGE bears regulatory risk for the recovery from customers of such fuel and purchased power costs when they are higher than the base rate established in its current rate structure.

Credit Risks - Counterparty

Credit risk is the loss that may result from counterparty nonperformance. MGE Energy, through MGE, is exposed to credit risk primarily through its merchant energy business. MGE uses credit policies to manage its credit risk, which include utilizing an established credit approval process, monitoring counterparty limits, employing credit mitigation measures such as collateral or prepayment arrangements, and using netting agreements.

Item 4. Controls and Procedures.

MGE Energy

During the third quarter of 2005, MGE Energy's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to MGE Energy, including its subsidiaries, is accumulated and made known to MGE Energy's management, including these officers, by other employees of MGE Energy and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, MGE Energy does not control or manage certain of its unconsolidated entities and thus, its access and ability to apply its procedures to those entities is more limited than is the case for its consolidated subsidiaries.

As of September 30, 2005, these officers concluded that MGE Energy's disclosure controls and procedures were effective to accomplish their objectives. MGE Energy intends to continually strive to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

During the quarter ended September 30, 2005, there were no changes in MGE Energy's internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, MGE Energy's internal control over financial reporting.

MGE

During the third quarter of 2005, MGE's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to MGE, including its subsidiaries, is accumulated and made known to MGE's management, including these officers, by other employees of MGE as appropriate to allow timely decisions regarding required disclosure, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, MGE does not control or manage certain of its unconsolidated entities and thus, its access and ability to apply its procedures to those entities is more limited than is the case for its consolidated subsidiaries.

As of September 30, 2005, these officers concluded that MGE's disclosure controls and procedures were effective to accomplish their objectives. MGE intends to continually strive to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

During the quarter ended September 30, 2005, there were no changes in MGE's internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, MGE's internal control over financial reporting

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

MGE Energy and MGE

MGE Energy and MGE from time to time are involved in various legal proceedings that are handled and defended in the ordinary course of business. While MGE Energy and MGE are unable to predict the outcome of these matters, management does not believe, based upon currently available facts, that the ultimate resolution of any of such proceedings would have a material adverse effect on their overall financial condition or results of operations except as disclosed in MGE Energy's and MGE's annual report on Form 10-K for the year ended December 31, 2004.

Item 5. Other Information

On September 2, 2005, MGE Energy extended its $60 million uncommitted line of credit until January 31, 2006. This line of credit will be used for temporary financing of the capital commitments for upcoming construction projects and general corporate purposes.

Additionally, on September 30, 2005, MGE entered into an additional $10 million line of credit facility with a commercial bank. This line expires on March 31, 2006 and bears interest at LIBOR plus .40%.

Item 6. Exhibits.

10.1

Line of Credit Note, dated as of September 30, 2005, among Madison Gas and Electric Company, as Borrower, and JPMorgan Chase Bank, N.A., as Lender.

10.2

Note Modification Agreement, dated as of September 2, 2005, among MGE Energy, Inc, as Borrower, and JPMorgan Chase Bank, N.A., as Lender.

10.3

Senior Secured Note, dated as of October 27, 2005, among MGE Power West Campus , LLC, as Issuer, Allstate Life Insurance Company, as Purchaser, and JPMorgan Trust Company, National Association (f/k/a Bank One Trust Company, N.A.), as Trustee.

10.4

First Supplement to Trust Indenture, dated as of October 27, 2005, among MGE Power West Campus, LLC, as Issuer, and JPMorgan Trust Company, National Association (f/k/a Bank One Trust Company, N.A.), as Trustee.

10.5

First Supplement to Note Purchase Agreement, dated as of October 27, 2005, among MGE Power West Campus, LLC, as Issuer, and Allstate Life Insurance Company, as Purchaser.

10.6

Amended and Restated Leasehold Mortgage with Assignment of Rents, dated as of October 27,2005, among MGE Power West Campus, LLC as Lessor, and JPMorgan Trust Company, National Association (f/k/a Bank One Trust Company, N.A.), as Mortgagee.

10.7

Elm Road Generating Station Common Facilities Operating and Maintenance Agreement, dated as of December 17, 2004, among Madison Gas and Electric Company, Wisconsin Electric Power Company, and Wisconsin Public Power Inc., as Lessee/Owner Parties, and Wisconsin Electric Power Company, as Operating Agent.

10.8

Elm Road Generating Station New Common Facilities Ownership Agreement, dated as of December 17, 2004, among MGE Power Elm Road, LLC, Elm Road Generating Station Supercritical, LLC, and Wisconsin Public Power Inc., as Joint Owners.

10.9

Elm Road Generating Station I Ownership Agreement, dated as of December 17, 2004, among MGE Power Elm Road, LLC, Elm Road Generating Station Supercritical, LLC, and Wisconsin Public Power Inc., as Joint Owners, Elm Road Services, LLC, as Project Manager, and W.E. Power LLC.

10.10

Elm Road Generating Station I Facility Lease Agreement, dated as of November 4, 2005, among MGE Power Elm Road, LLC, as Lessor, and Madison Gas and Electric Company, as Lessee.

10.11

Elm Road Generating Station I Operating and Maintenance Agreement, dated as of December 17, 2004, among Madison Gas and Electric Company, Wisconsin Electric Power Company, and Wisconsin Public Power Inc., as Lessee/ Owners, and Wisconsin Electric Power Company, as Operating Agent.

10.12

Elm Road Generating Station I Easement and Indemnification Agreement, dated as of December 17, 2004, among MGE Power Elm Road, LLC and Wisconsin Public Power Inc., as Grantees, and Wisconsin Electric Power Company, as Grantor.

10.13

Elm Road Generating Station II Ownership Agreement, dated as of December 17, 2004, among MGE Power Elm Road, LLC, Elm Road Generating Station Supercritical, LLC, and Wisconsin Public Power Inc., as Joint Owners, Elm Road Services, LLC, as Project Manager, and W.E. Power LLC.

10.14

Elm Road Generating Station II Facility Lease Agreement, dated as of November 4, 2005, among MGE Power Elm Road, LLC, as Lessor, and Madison Gas and Electric Company, as Lessee.

10.15

Elm Road Generating Station II Operating and Maintenance Agreement, dated as of December 17, 2004, among Madison Gas and Electric Company, Wisconsin Electric Power Company, and Wisconsin Public Power Inc., as Lessee/ Owners, and Wisconsin Electric Power Company, as Operating Agent.

10.16

Elm Road Generating Station II Easement and Indemnification Agreement, dated as of December 17, 2004, among MGE Power Elm Road, LLC and Wisconsin Public Power Inc., as Grantees, and Wisconsin Electric Power Company, as Grantor.

10.17

Operating Agreement, dated as of October 28, 2005, among MGE Energy LLC, Madison Gas and Electric Company, and MGE Transco Investment LLC.

10.18

West Campus Cogeneration Facility Engineering, Procurement and Construction Agreement, dated as of October 1, 2003, among MGE Construct LLC, as General Contractor, and the State of Wisconsin, and MGE Power West Campus, LLC, as Joint Owners.

10.19

West Campus Cogeneration Facility Joint Ownership Agreement, dated as of October 13, 2003, among MGE Power West Campus, LLC, The Board of Regents of the University of Wisconsin System, and the State of Wisconsin, as Joint Owners.

10.20

West Campus Cogeneration Facility Operation and Maintenance Agreement, dated as of October 13, 2003, among Madison Gas and Electric Company, as Operator, and the Board of Regents of the University of Wisconsin System, as Joint Owner.

10.21

West Campus Cogeneration Facility Lease Agreement, dated as of March 18, 2004, among MGE Power West Campus, LLC, as Lessor, and Madison Gas and Electric Company, as Lessee.

10.22

West Campus Cogeneration Facility Ground Lease, dated as of July 15, 2002, among MGE Power LLC, as Lessee, and the Board of Regents of the University of Wisconsin System, as Lessor.

10.23

West Campus Cogeneration Facility Amendment of Ground Lease, dated as of March 18, 2004, among MGE Power West Campus, LLC as Lessee, and the Board of Regents of the University of Wisconsin System, as Lessor.

10.24

West Campus Cogeneration Facility MGE Ground Sublease, dated as of March 18, 2004, among MGE Power West Campus, LLC as Lessee, and Madison Gas and Electric Company, as Lessor.

Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed by the following officers for the following companies:

31.1

Filed by Gary J. Wolter for MGE Energy, Inc.

31.2

Filed by Terry A. Hanson for MGE Energy, Inc.

31.3

Filed by Gary J. Wolter for Madison Gas and Electric Company

31.4

Filed by Terry A. Hanson for Madison Gas and Electric Company

Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) as to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed by the following officers for the following companies:

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

MGE ENERGY, INC.
Date: November 8, 2005	/s/ Gary J. Wolter
Gary J. Wolter Chairman, President and Chief Executive Officer (Duly Authorized Officer)
Date: November 8, 2005	/s/ Terry A. Hanson
Terry A. Hanson Vice President, Chief Financial Officer and Secretary (Chief Financial and Accounting Officer)

Signatures - Madison Gas and Electric Company

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MADISON GAS AND ELECTRIC COMPANY
Date: November 8, 2005	/s/ Gary J. Wolter
Gary J. Wolter Chairman, President and Chief Executive Officer (Duly Authorized Officer)
Date: November 8, 2005	/s/ Terry A. Hanson
Terry A. Hanson Vice President, Chief Financial Officer and Secretary (Chief Financial and Accounting Officer)