Form 10-K
period 2005-12-31
MGE ENERGY INC
filed 2006-03-08
CIK 1161728

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended:

December 31, 2005

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

None.

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Title of Class
MGE Energy, Inc. Madison Gas and Electric Company	Common Stock, $1 Par Value Per Share Cumulative Preferred Stock, $25 Par Value Per Share

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

MGE Energy, Inc. Madison Gas and Electric Company	Yes X No Yes No X

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

MGE Energy, Inc. Madison Gas and Electric Company	Yes No X Yes No X

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

Indicate by checkmark if the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act:

 MGE Energy, Inc.

Large accelerated filer

 X

Accelerated filer

Non-accelerated filer

 Madison Gas and Electric Company

Large accelerated filer

Accelerated filer

Non-accelerated filer

 X

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

MGE Energy, Inc. Madison Gas and Electric Company	Yes No X Yes No X

The aggregate market value of the voting and nonvoting common equity held by nonaffiliates of each registrant as of June 30, 2005, was as follows:

MGE Energy, Inc.	$743,825,000
Madison Gas and Electric Company	$0

The number of shares outstanding of each registrant's common stock as of February 1, 2006, were as follows:

MGE Energy, Inc. Madison Gas and Electric Company	20,454,496 17,347,889

Documents Incorporated by Reference

Portions of MGE Energy, Inc.'s definitive proxy statement to be filed April 17, 2006, relating to its annual meeting of shareholders, are incorporated by reference into Part III of this annual report on Form 10-K.

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

Item 1A. Risk Factors.

Item 1B. Unresolved Staff Comments.

Item 2. Properties.

Item 3. Legal Proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

PART II.

Item 5. Market for Registrants' Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Item 6. Selected Financial Data.

Item 7. Management's Discussion and Analysis of Financial Condition andResults of Operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk - MGE Energy and MGE.

Item 8. Financial Statements and Supplementary Data.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Item 9A. Controls and Procedures.

Item 9B. Other Information.

PART III.

Item 10. Directors and Executive Officers of the Registrant.

Item 11. Executive Compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

Forward-Looking Statements

This report, and other documents filed by MGE Energy and MGE with the Securities and Exchange Commission (SEC) from time to time, contain forward-looking statements that reflect management's current assumptions and estimates regarding future performance and economic conditions—especially as they relate to future load growth, revenues, expenses, capital expenditures, financial resources, regulatory matters, and the scope and expense associated with future environmental regulation. These forward-looking statements are made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Both MGE Energy and MGE caution investors that these forward-looking statements are subject to known and unknown risks and uncertainties that may cause actual results to differ materially from those projected, expressed, or implied. The factors that could cause actual results to differ materially from the forward-looking statements made by a registrant include those factors discussed in a) Item 1A. Risk Factors, b) Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, c) Item 8. Financial Statements and Supplementary Data, d) other factors discussed in filings made by MGE Energy and MGE with the SEC.

Readers are cautioned not to place undue reliance on these forward-looking statements, which apply only as of the date of this report. MGE Energy and MGE undertake no obligation to publicly release any revision to these forward-looking statements to reflect events or circumstances after the date of this report.

Where to Find More Information

The public may read and copy any reports or other information that MGE Energy and MGE file with the SEC at the SEC's public reference room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. These documents are also available to the public from commercial document retrieval services and the web site maintained by the SEC at http://www.sec.gov.

Our Internet site addresses are www.mgeenergy.com and www.mge.com. On our sites, we have made available, free of charge, our most recent annual report on Form 10-K and proxy statement. We also provide, free of charge, our other filings with the SEC as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information contained on MGE Energy's and MGE's web sites shall not be deemed incorporated into, or to be a part of, this report.

Definitions

Abbreviations, acronyms, and definitions used in the text and notes of this report are defined below.

AFUDC	allowance for funds used during construction
Alliant	Alliant Energy Corporation
AMR	automated meter reading
ANR	ANR Pipeline Company
APB	Accounting Principles Board
APBO	Accumulated Postretirement Benefit Obligation
ARB	Accounting Research Bulletin
ARC	Asset Retirement Cost
ATC	American Transmission Company LLC
ARO	Asset Retirement Obligation
Blount	Blount Station
BOCM	Banc One Capital Markets, Inc.
CO2	carbon dioxide
Columbia	Columbia Energy Center
ComEd	Commonwealth Edison Company, a unit of Chicago-based Exelon Corp.
cooling degree days	Measure of the extent to which the average daily temperature is above 65 degrees Fahrenheit, increasing demand for cooling
CPCN	Certificate of Public Convenience and Necessity
CWDC	Central Wisconsin Development Corporation
DNR	Wisconsin Department of Natural Resources
Dth	dekatherms
EITF	Emerging Issues Task Force
Elm Road	Elm Road Generating Station
EPA	U.S. Environmental Protection Agency
EPC	Engineering, Procurement, and Construction
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN	FASB Interpretation No.
FSP	FASB Staff Position No.
FTR	Financial Transmission Rights
GCIM	gas cost incentive mechanism
heating degree days (HDD)	Measure of the extent to which the average daily temperature is below 65 degrees Fahrenheit, increasing demand for heating
interconnection agreement	Generation-Transmission Interconnection Agreement
Kewaunee	Kewaunee Nuclear Power Plant
kV	kilovolt
kWh	kilowatt-hour
LIBOR	London Inter Bank Offer Rate
LMP	Locational Marginal Pricing
MACT	Maximum available control technology
MAGAEL	MAGAEL, LLC
MAIN	Mid-America Interconnected Network, Inc.
MGE	Madison Gas and Electric Company
MGE Construct	MGE Construct LLC
MGE Energy	MGE Energy, Inc.
MGE Power	MGE Power LLC
MGE Power Elm Road	MGE Power Elm Road, LLC
MGE Power West Campus	MGE Power West Campus, LLC
MGE Transco	MGE Transco Investment, LLC
MISO	Midwest Independent System Operator (a regional transmission organization)
Moody's	Moody's Investors Service, Inc.
MRO	Midwest Reliability Organization
MW	megawatt
MWh	megawatt-hour
Nasdaq	The Nasdaq Stock Market
NNG	Northern Natural Gas Company
NOx	nitrogen oxide
NOx SIP Call	Nitrogen oxide State Implementation Plan (federal rule 40 CFR Part 96, commonly known as the NOx SIP Call)
PGA	Purchased Gas Adjustment clause
PJM	PJM Interconnection, LLC (a regional transmission organization)
PSCW	Public Service Commission of Wisconsin
RTO	Regional Transmission Organization
S&P	Standard & Poor's Ratings Group, a division of McGraw-Hill Companies
SAB	Staff Accounting Bulletin
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards (issued by the FASB)
SO2	sulfur dioxide
the State	State of Wisconsin
Stock Plan	Dividend Reinvestment and Direct Stock Purchase Plan of MGE Energy
Super Critical	Super Critical, LLC
UW	University of Wisconsin at Madison
VIE	Variable Interest Entity
WCCF	West Campus Cogeneration Facility
WEPCO	Wisconsin Electric Power Company
Working capital	current assets less current liabilities
WPDES	Wisconsin Pollutant Discharge Elimination System
WPL	Wisconsin Power and Light Company
WPSC	Wisconsin Public Service Corporation

PART I.

Item 1. Business.

MGE Energy operates in the following business segments:

•

Electric utility operations—generating, purchasing, and distributing electricity through MGE.

•

Gas utility operations—purchasing and distributing natural gas through MGE.

•

Nonregulated energy operations—constructing, owning, and leasing new electric generating capacity through its wholly owned subsidiaries MGE Power, MGE Power Elm Road and MGE Power West Campus.

•

Transmission Investments- investing in companies in the business of providing electric transmission services, such as ATC. In the 4th quarter of 2005, the investment in ATC was transferred from the electric utility to MGE Transco.

•

All Other—investing in companies and property which relate to the regulated operations, financing the regulated operations, or providing construction services to the other subsidiaries through its wholly owned subsidiaries Corporate, MGE Construct, MAGAEL and CWDC.

MGE's utility operations represent a substantial portion of the assets, liabilities, revenues, expenses, and operations of MGE Energy. MGE Energy's nonregulated energy operations currently relate to the ownership of a controlling interest in the electric generation plant of a natural gas-fired cogeneration facility on the UW campus, and an undivided 8.33% ownership interest in each of two 615 MW generating units being constructed in Oak Creek, Wisconsin.

As a public utility, MGE is subject to regulation by the PSCW and the FERC. The PSCW has authority to regulate most aspects of MGE's business including rates, accounts, issuance of securities, and plant and transmission line siting. The PSCW also has authority over certain aspects of MGE Energy as a holding company of a public utility. FERC has jurisdiction, under the Federal Power Act, over certain accounting practices and certain other aspects of MGE's business.

MGE Energy's subsidiaries are also subject to regulation under local, state, and federal laws regarding air and water quality and solid waste disposal. See "Environmental" below.

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

At December 31, 2005, MGE supplied electric service to nearly 136,000 customers, with approximately 121,000 located in the cities of Fitchburg, Madison, Middleton, and Monona and 15,000 in adjacent areas. Of the total number of customers, approximately 86.6% were residential and 13.4% were commercial or industrial. Electric revenues for 2005 and 2004 were comprised of the following:

	Twelve Months Ended December 31,
	2005	2004
Residential	33.3%	34.9%
Commercial	47.7%	49.3%
Industrial	5.6%	5.9%
Public authorities (including the UW)	7.4%	7.5%
Other utilities and other	6.0%	2.4%
Total	100.0%	100.0%

Electric operations accounted for approximately 60.8%, 59.3%, and 60.2% of MGE's total 2005, 2004, and 2003 regulated revenues, respectively.

See Item 2, Properties, for a description of MGE's electric utility plant.

MGE was a member of MAIN, a regional reliability group. As of December 31, 2005, the MAIN reliability council no longer exists. MGE has chosen to join the MRO as their regional reliability council. The essential purposes of the MRO are: (1) the development and implementation of regional and NERC reliability standards, and (2) determining compliance with those standards, including enforcement mechanisms. The MRO also provides other services consistent with its reliability charter.

MGE Transco is part owner, along with other Wisconsin utilities, of ATC, a for-profit transmission company resulting from Reliability 2000 legislation enacted in Wisconsin. Part of that legislation mandated the creation of a statewide transmission company to own the investor-owned utilities' transmission assets. ATC's purpose is to provide reliable, economic transmission service to all customers in a fair and equitable manner. ATC plans, constructs, operates, maintains, and expands transmission facilities that it owns to provide adequate and reliable transmission of power. ATC is regulated by FERC for all rate terms and conditions of service and is a transmission-owning member of the MISO. MGE is a non-transmission owning member of the MISO.

Effective January 1, 2001, MGE transferred all of its electric utility transmission assets to ATC in exchange for an ownership interest. ATC is owned and governed by the utilities that contributed facilities or capital in accordance with Wisconsin law. On October 28, 2005, MGE transferred $37.6 million of their investment in ATC to MGE Transco. MGE Transco is a majority owned non-regulated subsidiary of MGE. On October 31, 2005, MGE Energy contributed $1.4 million to MGE Transco. In exchange for the funds contributed by MGE Energy to MGE Transco, MGE Energy received an ownership interest in MGE Transco. MGE Energy's share of the equity and net income of MGE Transco are reflected as minority interest within MGE's Consolidated Financial Statements. At December 31, 2005, MGE Transco had approximately a 4.4% ownership interest in ATC.

On February 1, 2002, MGE started taking network transmission service from the MISO. MISO is a nonprofit RTO approved by FERC. The MISO is responsible for monitoring the electric transmission system that delivers power from generating plants to wholesale power transmitters. Its role is to ensure equal access to the transmission system and to maintain or improve electric system reliability in the Midwest.

As a FERC approved RTO, MISO is required to provide real-time energy services and a market based mechanism for congestion management. On April 1, 2005, the MISO implemented its bid-based energy market. At that time, MGE began offering substantially all of its generation on the MISO market and purchasing much of its load requirement from the MISO market in accordance with the MISO Tariff.

Fuel supply and generation

During the year ended December 31, 2005, MGE's generation was provided from the following sources:

	Twelve Months Ended December 31,
	2005	2004
Coal	52.0%	61.8%
Natural gas	10.0%	3.1%
Fuel oil	0.1%	-
Renewable sources	1.2%	1.4%
Purchased Power	36.7%	33.7%
Total	100.0%	100.0%

Sources used depended on generating unit availability, weather, and customer demand.

MGE has a 22% ownership interest in two 512-MW coal-burning units at Columbia. The coal inventory supply for the units decreased from 41 days on December 31, 2004, to 35 days on December 31, 2005. The co-owners' current goal is to maintain approximately a 35-day inventory. The units burn low-sulfur coal obtained (pursuant to long-term contracts) from the Powder River Basin coal fields located in Wyoming and Montana.

Wind Power Purchase Agreement

On July 16, 2004, MGE signed a 20-year power purchase agreement for 40 MW of wind energy to be located near Waupun, Wisconsin. Construction has not begun on this project, and discussions are currently on-going related to its viability. As a result, no final decisions or financial commitments have been made.

Gas Utility Operations

MGE transports and distributes natural gas in a service area covering 1,350 square miles in seven south-central Wisconsin counties. Its service area includes the city of Madison, Wisconsin.

On December 31, 2005, MGE supplied natural gas service to nearly 137,000 customers in the cities of Elroy, Fitchburg, Lodi, Madison, Middleton, Monona, Prairie du Chien, Verona, and Viroqua; 24 villages; and all or parts of 45 townships. Of the total number of customers, approximately 122,000 were residential and 15,000 were commercial or industrial. Gas revenues for 2005 and 2004 were comprised of the following:

	Twelve Months Ended December 31,
	2005	2004
Residential	55.6%	57.2%
Commercial	39.1%	38.3%
Industrial	2.3%	1.5%
Transportation service and other	3.0%	3.0%
Total	100.0%	100.0%

Gas operations accounted for approximately 39.2%, 40.7%, and 39.8% of MGE's total 2005, 2004, and 2003 regulated revenues, respectively.

MGE can curtail gas deliveries to its interruptible customers. Approximately 5% of gas sold in 2005 and 2004 was to interruptible customers.

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

By contract, a total of 4,942,822 Dth can be injected into ANR's storage fields in Michigan from April 1 through October 31. These gas supplies are then available for withdrawal during the subsequent heating season, November 1 through March 31. Using storage allows MGE to buy gas supplies during the summer season, when prices are normally lower, and withdraw these supplies during the winter season, when prices are typically higher. Storage also gives MGE more flexibility in meeting daily load fluctuations. Storage quantities were close to planned levels on December 31, 2005.

MGE's contracts for firm transportation service include winter maximum daily quantities of:

•

161,150 Dth (including 86,078 Dth of storage withdrawals) on ANR.

•

59,608 Dth on NNG.

Nonregulated Energy Operations

MGE Energy, through its subsidiaries, is seeking to develop generation sources that will assist MGE in meeting the electricity needs of its customers. Decisions on the type of energy source and its size, timing, ownership, and financing depend upon a number of factors including the growth of customer demand in MGE's service area and surrounding areas, the effectiveness of customer demand management efforts, the costs and availability of alternative power sources, the availability of transmission capacity, issues associated with siting power generation sources, available financing and ownership structures, regulatory treatment and recovery, construction lead times and risks, and other factors. The decisions tend to involve long-time horizons due to the lead time involved in siting and constructing new generation sources and the associated transmission infrastructure.

WCCF

MGE Energy, through MGE Power, MGE Power West Campus, and MGE Construct, has constructed a natural gas-fired cogeneration facility on the UW campus. The facility has the capacity to produce 20,000 tons of chilled water, 500,000 pounds per hour of steam, and approximately 150 MW of electricity. The UW and MGE Power West Campus jointly own the facility. The UW owns a controlling interest in the chilled-water and steam plants, which are used to meet the UW's growing need for air-conditioning and steam-heat capacity. MGE Power West Campus owns a controlling interest in the electric generation plant, which is used to provide electricity to MGE's customers.

The total construction cost is estimated to be $187.6 million, of which $103.6 million is MGE Power West Campus' estimated portion. As of December 31, 2005, MGE Power West Campus had incurred $102.1 million (excluding capitalized interest) of costs on the project, which is reflected in Property, Plant, and Equipment on MGE and MGE Energy's condensed consolidated balance sheets. Of this amount, $0.8 million has not yet been paid. MGE Power West Campus estimates an additional $1.5 million in capital expenditures for this project. These amounts primarily relate to water mitigation and laydown restoration costs. These amounts have not yet been incurred or included in MGE or MGE Energy's Property, Plant, and Equipment balance.

MGE Energy, MGE Power West Campus, and MGE Construct had contractually assumed certain risks related to the construction of WCCF. In the EPC Agreement, MGE Power West Campus is responsible for cost overruns and MGE Construct was responsible for the construction process of the entire facility, paying liquidated damages relating to failure to achieve specified completion date guarantees and certain performance level guarantees. During 2005, MGE Construct achieved satisfactory completion on all guarantees and was not responsible for payment of any liquidated damages. MGE Energy was the guarantor of MGE's Construct's obligations under the EPC Agreement.

MGE received approval from the PSCW to collect approximately $12.1 million in carrying costs incurred by MGE Power West Campus during construction of the facility. MGE is collecting these costs in rates over a period of ten years. Of these costs, $4.1 million relate to the capitalized interest and the debt portion of the facility. These costs are recognized over the period in which the facility is being depreciated (40 years). The remaining amount of $8.0 million represents the equity portion and is being recognized over the ten-year period for recovery in rates. As of December 31, 2005, $0.6 million has been recognized as revenue.

Elm Road

On November 4, 2005, MGE Power Elm Road closed on the exercise of an option to acquire an undivided 8.33% ownership interest in each of two 615 MW advanced technology, coal-fired generating units being constructed by We Energies in Oak Creek, Wisconsin. On that date, MGE Power Elm Road also made its initial payment for construction costs. MGE Power Elm Road's estimated share of capital costs for its 8.33% ownership interest in both units is approximately $170 million which it intends to finance primarily through funds received from MGE Energy. MGE Energy expects that these funds will be raised through the sale of securities (via the Stock Plan), short-term debt, and normal operations. At December 31, 2005, MGE Power Elm Road had incurred $24.4 million (excluding capitalized interest) of costs on the project, which is reflected in the Construction Work In Progress balance on MGE and MGE Energy's condensed consolidated balance sheets. Of this amount, $2.1 million has not yet been paid.

On the date of acquisition, MGE Energy and its subsidiaries entered into various agreements, including a facility lease agreement. This facility lease agreement is between MGE Power Elm Road (a nonregulated subsidiary of MGE Energy) and MGE. The financial terms of the facility lease include a capital structure of 55% equity and 45% long-term debt, and return on equity of 12.7%, a lease term of 30 years, and a 5% rent reduction in the first five years.

On November 1, 2005, MGE received approval from the PSCW to defer payments made to MGE Power Elm Road for carrying costs during construction of the facility, management fees, and community impact mitigation costs. MGE will begin collecting the carrying costs in rates in 2006. MGE estimates total carrying costs to be approximately $54 million. This amount is expected to be collected over multiple years. Of these costs, $10 million is estimated to relate to the capitalized interest and the debt portion of the facility. These costs will be recognized over the period in which the facility will be depreciated. The remaining $44 million is estimated to represent the equity portion and will be recognized over the period recovered in rates. MGE expects to begin collecting the management fees and community impact mitigation costs in rates in 2008. These costs are expected to be collected over a four year period.

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

Air quality

Air quality regulations promulgated by the EPA and DNR in accordance with the Federal Clean Air Act and the Clean Air Act Amendments of 1990 impose restrictions on emission of particulates, sulfur dioxide (SO2) nitrogen oxides (NOx) and other pollutants and require permits for operation of emission sources. Such permits have been obtained by MGE and must be renewed periodically. Various initiatives, including the Clean Air Interstate Rule (CAIR), Clean Air Mercury Rule (CAMR), maximum achievable emission technology (MACT) standards and existing and proposed state mercury emissions limits, may affect operating and capital expenditure costs at Blount and Columbia.

On May 12, 2005, the EPA promulgated the CAIR that is designed to mitigate the transport of fine particulate matter and ozone pollution by imposing emission reduction requirements on SO2 and NOx in 29 eastern states and the District of Columbia, including Wisconsin. These reductions would be implemented in two phases and may include a cap-and-trade system. Regional SO2 emissions would be reduced in 2010 by approximately 40% below 2003 levels and by approximately 70% below 2003 levels by 2015. Regional emissions of NOx would be cut in 2009 by approximately 55% below 2003 levels and in 2015 by approximately 65% below 2003 levels.

The Clean Air Act also requires the EPA to develop standards to control major sources of hazardous air pollutants to levels consistent with the lowest-emitting facilities in similar source categories (i.e., MACT standards). The EPA has adopted final MACT standards for industrial, commercial, and institutional boilers, which will apply to MGE in 2007 (although no additional controls are anticipated). MGE operates several other emissions sources in its electric generation operations that may be subject to the new MACT standards including electric utility steam generating units; combustion turbines; and reciprocating internal combustion engines. All sources, except the Blount and Columbia coal-fired units, are expected to be exempt from implementing additional emission-control strategies. WCCF is subject to the MACT standard for combustion turbines, but no additional controls are anticipated beyond those that were constructed as a part of the facility. Complying with the MACT standards may increase capital expenditures and operating and maintenance expenses.

The EPA has also promulgated rules aimed at reducing mercury emissions from utility boilers. The EPA rules contain several compliance options. DNR is required by state statute to modify existing state mercury control rules to conform to the federal rules. As a joint owner of Columbia, MGE may have increased capital expenditures and operating and maintenance expenses if the Columbia owners choose to control mercury emissions at Columbia.

In 1998, the EPA issued a rule that imposed a NOx emission budget for emission sources in Wisconsin. In 2000, the Court of Appeals for the District of Columbia invalidated a portion of the rule as applied to Wisconsin; however, the Court stayed that portion of the challenge concerning Wisconsin's alleged impacts on downwind, eight-hour ozone nonattainment areas. EPA has also stayed that portion of the rule concerning Wisconsin alleged impacts on downwind eight-hour ozone nonattainment areas. If that portion of the rule concerning eight-hour ozone nonattainment areas is upheld, the resulting NOx emission budget for Wisconsin could potentially affect the level of permissible NOx emissions from Blount, Columbia, and WCCF. The new NOx limits could increase capital expenditures and operating and maintenance expenses at those facilities.

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

Pursuant to a court order, the EPA on July 9, 2004, promulgated final rules addressing cooling water intake structures for existing large power plants. The rule is currently being challenged by a coalition of states and environmental groups. Pursuant to the provisions of the rule, MGE, in its current draft WPDES renewal for Blount, has been granted an extension to no later than January 7, 2008, to comply with the various requirements. The new rules may result in additional capital expenditures; however, MGE is unable to determine the timing or amount, if any, of that impact.

MGE submitted a permit renewal application to the Wisconsin DNR for a WPDES permit for Blount. The DNR has received public comments and is expected to issue the permit in 2006.

Solid waste

MGE is listed as a potentially responsible party for a site the EPA has placed on the national priorities Superfund list. The Lenz Oil site in Lemont, Illinois, was used for storing and processing waste oil for several years. This site requires clean up under the Comprehensive Environmental Response, Compensation and Liability Act. A group of companies, including MGE, is currently working on cleaning up the site. Management believes that its share of the final cleanup costs for the Lenz Oil site will not result in any materially adverse effects on MGE's operations, cash flows, or financial position. Insurance may cover a portion of the cleanup costs. Management believes that the cleanup costs not covered by insurance will be recovered in current and future rates. As of December 31, 2005, a $0.1 million liability was accrued for this matter.

Global climate change

The ongoing issue of global warming could result in significant costs to reduce CO2 emissions from fossil fuel-fired generation sources such as coal. MGE does not yet know the amounts of these expenditures or the period of time over which they may be required.

Environmental Cooperative Agreement

On September 26, 2002, MGE and the DNR signed an Environmental Cooperative Agreement under which MGE committed to work toward superior environmental performance at Blount. Among other things, the five-year agreement requires MGE to evaluate combustion efficiency improvements, enhance new pollution controls on Boiler 8, increase use of alternative fuels, attempt to increase beneficial reuse of fly ash and bottom ash, study cogeneration possibilities, and upgrade MGE's environmental management system to be consistent with ISO 14001 standards. Implementing these and other actions required by the agreement is expected to increase capital expenditures and operating and maintenance expenses over the next five years. In addition, MGE conducts voluntary audits of Blount's compliance with various environmental laws. The auditors had previously identified some possible compliance exceptions which were timely addressed and disclosed pursuant to a state statute that provides for qualified civil enforcement immunity. MGE believes that it has adequately responded to the audit's findings and does not anticipate any enforcement action by the state regulators.

Employees

As of December 31, 2005, MGE had 746 employees. MGE employs 261 employees who are covered by a collective bargaining agreement with Local Union 2304 of the International Brotherhood of Electrical Workers, and 105 employees who are covered by a collective bargaining agreement with Local Union No. 39 of the Office and Professional Employees International Union. Both of these collective bargaining agreements expire on May 1, 2006. There are also 5 employees covered by a collective bargaining agreement with Local Union No. 2-111 of the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial, and Service Workers International Union. This collective bargaining agreement expires on October 29, 2006. MGE will negotiate with each of the unions above during 2006.

Financial Information About Segments

See Footnote 21 of the Notes to Consolidated Financial Statements for financial information relating to MGE Energy's and MGE's business segments.

Executive Officers of the Registrants

Executive	Title	Effective Date	Service Years as an Officer
Gary J. Wolter* Age: 51	Chairman of the Board, President and Chief Executive Officer President and Chief Executive Officer	02/01/2002 02/01/2000	16
Lynn K. Hobbie** Age: 47	Senior Vice President	02/01/2000	10
Mark T. Maranger** Age: 57	Senior Vice President, MGE President and CEO, Wisconsin Fuel and Light Company	04/09/2001 1996-2001	4
James G. Bidlingmaier** Age: 59	Vice President - Admin. and Chief Information Officer	02/01/2000	6
Kristine A. Euclide** Age: 53	Vice President and General Counsel, MGE Partner in the law firm of Stafford Rosenbaum LLP	11/15/2001 1999-2001	4
Terry A. Hanson* Age: 54	Vice President, Chief Financial Officer and Secretary Vice President and Chief Financial Officer	10/01/2001 05/01/2000	14
Scott A. Neitzel** Age: 45	Vice President- Energy Supply Policy Vice President - Business Development and Fuels	07/01/2002 09/22/2000	8
Jeffrey C. Newman* Age: 43	Vice President and Treasurer	01/01/2001	8
Peter J. Waldron** Age: 48	Vice President - Energy Supply Operations Vice President - Power Supply	07/01/2002 04/24/1998	9
Note: Ages, years of service, and positions as of December 31, 2005. *Executive officer of MGE Energy and MGE **Executive officer of MGE

Item 1A. Risk Factors.

MGE Energy and its subsidiaries, including MGE, operate in a market environment that involves significant risks, many of which are beyond their control. The following risk factors may adversely affect their results of operations, cash flows and market price for their publicly traded securities. While MGE Energy and MGE believe they have identified and discussed below the key risk factors affecting their business, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant that may adversely affect their performance or financial condition in the future.

Regulatory Risk

We are subject to extensive government regulation in our business, which affects our costs and responsiveness to changing events and circumstances.

Our business is subject to regulation at the State and Federal levels. We are subject to regulation as a holding company by the PSCW. MGE is regulated by the PSCW as to its rates, terms and conditions of service; various business practices and transactions; financing; and transactions between it and its affiliates, including MGE Energy. MGE is also subject to regulation by the FERC, which regulates certain aspects of its business. The regulations adopted by the State and Federal agencies affect the manner in which we do business, our ability to undertake specified actions since pre-approval or authorization may be required, the costs of operations, and the level of rates charged to recover such costs. Our ability to attract capital is also dependent in part, by our ability to obtain a fair return from the PSCW.

We face risk for the recovery of fuel and purchased power costs when they exceed the base rate established in MGE's current rate structure.

MGE burns natural gas in several of its peak electric generation facilities, and in many cases, the cost of purchased power is tied to the cost of natural gas. MGE bears significant regulatory risk for the recovery from customers of such fuel and purchased power costs when they are higher than the base rate established in its current rate structure.

We are subject to environmental laws and regulations which may affects our costs and business plans.

Our subsidiaries are subject to environmental laws and regulations that may increase our cost of operations, impact or limit our business plans, or expose us to environmental liabilities.

Numerous environmental regulations govern many aspects of our present and future operations, including air emissions, water quality, wastewater discharges, solid waste, and hazardous waste. These laws and regulations can result in increased capital, operating, and other costs, particularly with regard to enforcement efforts focused on power plant emissions obligations. These laws and regulations generally require us to obtain and comply with a wide variety of environmental licenses, permits, inspections, and other approvals. Both public officials and private individuals may seek to enforce applicable environmental laws and regulations. We cannot predict the financial or operational outcome of any related litigation that may arise.

In addition, we may be a responsible party for environmental clean up at sites identified by a regulatory body. We cannot predict with certainty the amount and timing of all future expenditures related to environmental matters because of the difficulty of estimating clean up costs. There is also uncertainty in quantifying liabilities under environmental laws that impose joint and several liability on all potentially responsible parties.

We cannot assure that existing environmental regulations will not be revised or that new regulations seeking to protect the environment will not be adopted or become applicable to us. Revised or additional regulations which result in increased compliance costs or additional operating restrictions, particularly if those costs are not fully recoverable from our customers, could have an adverse effect on our results of operations and on our ability to pay dividends on our common stock.

Our business may be negatively affected by the restructuring of the energy industry.

MGE is a member of the MISO, a FERC-approved RTO. Effective April 1, 2005, MISO implemented its bid-based energy market. MGE cannot predict the impact the new market may ultimately have on its electric operations. Also, the ability of MISO to maintain its members is an important factor in the success of its operations.

Operating Risk

We are affected by weather, which affects customer demand and can affect the operation of our facilities.

The demand for electricity and gas is affected by weather. Very warm and very cold temperatures, especially for prolonged periods, can dramatically increase the demand for electricity for cooling and heating, respectively, as opposed to the softening effect of more moderate temperatures. Our electric revenues are sensitive to the summer cooling season and, to a lesser extent, the winter heating season. Similarly, very cold temperatures can dramatically increase the demand for gas for heating. A significant portion of our gas system demand is driven by heating. Extreme summer conditions or storms may stress electric transmission and distribution systems, resulting in increased maintenance costs and limiting the ability to meet peak customer demand.

We are affected by economic activity within our service area.

Higher levels of development and business activity generally increase the numbers of customers and their use of electricity and gas. Likewise, periods of recessionary economic conditions generally adversely affect our results of operations.

Our ability to manage our purchased power costs is influenced by a number of uncontrollable factors.

We are exposed to additional purchased power costs to the extent that our power needs cannot be fully covered by the supplies available from our existing facilities and contractual arrangements. Those needs, and our costs, could be affected by:

•

Increased demand due to, for example, weather, customer growth, or customer obligations,

•

The inability to transmit our contracted power from its generation source to our customers due to transmission line constraints, outages, or equipment failures,

•

Reductions in the availability of power from our owned or contracted generation sources due to equipment failures, shortages of fuel or environmental limitations on operations, and

•

Failure to perform on the part of any party from which we purchase capacity or energy.

An unexpected change in demand or the availability of generation or transmission facilities can expose us to increased costs of sourcing electricity in the short-term market where pricing may be more volatile.

Our financial performance depends on the equipment and facilities in our distribution system being operational.

Weather conditions, accidents, catastrophic events, and failures of equipment or facilities can disrupt or limit our ability to deliver electricity and gas. Efforts to repair or replace equipment and facilities may not be successful, or we may be unable to make the necessary improvements to our distribution system, causing service interruptions. The resulting interruption of services could result in lost revenues and additional costs.

We face construction risk in connection with the completion of the Elm Road Coal Generating Units

We have assumed risks under the agreements related to our undivided 8.33% ownership interest in two 615 MW generating units being constructed in Oak Creek, Wisconsin. MGE Power Elm Road is subject to usual construction risks over which we will have limited or no control and which might adversely affect project costs and completion time. These risks include, but are not limited to, shortages of, the inability to obtain or the cost of labor or materials, the inability of the general contractor or subcontractors to perform under their contracts, strikes, adverse weather conditions, the inability to obtain necessary permits in a timely manner and changes in applicable laws or regulations, governmental actions and events in the global economy. If the final costs for the construction of the Elm Road units exceed the fixed costs allowed in the PSCW order, this excess cannot be recovered from MGE or its customers unless specifically allowed by the PSCW. Project costs above the authorized amount, but below the 5% cap will be subject to a prudence determination made by the PSCW.

Financial Risk

We are exposed to commodity price risk relating to our purchases of natural gas, electricity, coal and oil.

We face commodity price risk exposure with respect to our purchases of natural gas, electricity, coal and oil, SO2 allowance and risk through our use of derivatives, such as futures, forwards and swaps, to manage that commodity price risk. We could experience increased costs as a result of volatility in the market values of those commodities. We could also experience losses on our derivative contracts as a result of that market value volatility or if a counterparty fails to perform under a contract. In the absence of actively quoted market prices and pricing information from external sources, the valuation of these derivative contracts involves our exercise of judgment and use of estimates. As a result, changes in the underlying assumptions or use of alternative valuation methods could affect the value of the reported fair value of these contracts.

We are exposed to interest rate risk.

We are exposed to interest rate risk on our variable rate financing. MGE Energy had $82.5 million of variable-rate debt outstanding at December 31, 2005, including $66.0 million for MGE. Borrowing levels under commercial paper arrangements vary from period to period depending upon capital investments and other factors. Such interest rate risk may make it more difficult to satisfy our obligations and to pay dividends on our common stock at the current rate.

Market performance affects our employee benefit plan asset values.

The performance of the capital markets affects the values of the assets that are held in trust to satisfy the future obligations under our pension and postretirement benefit plans. We have significant obligations in these areas and hold significant assets in these trusts. A decline in the market value of those assets may increase our funding requirements for these obligations.

We are exposed to credit risk primarily through our regulated energy business.

Credit risk is the loss that may result from counterparty nonperformance. We face credit risk primarily through MGE's regulated energy business. Failure of such counterparties to perform their obligations may result in increased expenses for MGE and may negatively impact the dividend we receive from MGE and, thus, our results of operations and our ability to pay dividends on our common stock..

As a holding company, we are dependent on upstream cash flows from our subsidiaries for the payment of dividends on our common stock.

As a holding company, we have no operations of our own, our ability to pay dividends on our common stock is dependent on the earnings and cash flows of our operating subsidiaries and their ability to pay upstream dividends or to repay funds to us. Prior to funding us, our subsidiaries have financial obligations that must be satisfied, including among others, debt service and obligations to trade creditors, and are subject to contractual and regulatory restrictions on the payment of dividends.

Item 1B. Unresolved Staff Comments.

MGE Energy and MGE

None.

Item 2. Properties.

MGE's net generating capability in service at December 31, 2005, was as follows:

Plants	Location	Commercial Operation Date	Fuel	Net Capability (MW)	No. of Units
Steam plants:
Columbia	Portage, WI	1975 & 1978	Low-sulfur coal	225 (1,2)	2
Blount	Madison, WI	1957 & 1961	Coal/gas	97(3)	2
		1938 & 1943	Gas	39	2
		1949	Coal/gas	22	1
		1964-1968	Gas/oil	28	4
WCCF	Madison, WI	2005	Gas/oil	86(4)	2
		2005	Gas/oil	63(4)	1

Combustion turbines	Madison, WI Marinette, WI	1964-2000	Gas/oil	174	6

Portable generators	Madison, WI	1998-2001	Diesel	44	55

Wind turbines	Townships of Lincoln and Red River, WI	1999	Wind	2	17
Total				780

(1)

Baseload generation.

(2)

MGE's 22% share of two 512-MW units. The other owners are Alliant, which operates Columbia, and WPSC.

(3)

On January 19, 2006, MGE Energy and MGE announced that MGE would cease coal-fired generation at Blount in 2011, subject to certain conditions, including regulatory approvals.

(4)

Facility is owned jointly by MGE Power West Campus, which owns a controlling interest in the electric generation plant, and the UW, which owns a controlling interest in the chilled-water and steam plants. MGE leases the electric generating assets owned by MGE Power West Campus and is responsible for operating the facility. Amounts shown represent MGE's share of the net capability.

Major electric distribution lines and substations in service at December 31, 2005, are as follows:

	Miles
Distribution lines:	Overhead	Underground
69 kV	7	1
13.8 kV and under	937	999

Distribution:	Substations	Installed Capacity (kVA)
69-13.8 kV	24	839,000
13.8-4 kV	32	308,000

A significant portion of the electric and gas distribution facilities is located over or under highways, streets, other public places or property owned by others, for which permits, grants, easements or licenses, deemed satisfactory by MGE but without examination of underlying land titles, have been obtained.

As required by Wisconsin law, MGE and other Wisconsin electric utilities transferred their electric transmission assets to ATC on January 1, 2001. MGE received an approximate 4.4% ownership interest in ATC in exchange for its transmission plant and related deferred taxes and deferred investment tax credits. MGE receives a return on its investment in ATC that is approximately equal to the return it would have earned by retaining its transmission facilities. A small portion of the 69 kV lines and substations has been classified as distribution assets.

Gas facilities include 2,330 miles of distribution mains.

Item 3. Legal Proceedings.

MGE Energy and MGE

MGE Energy and its subsidiaries, including MGE, from time to time are involved in various legal proceedings that are handled and defended in the ordinary course of business. While MGE Energy and MGE are unable to predict the outcome of these matters, management does not believe, based upon currently available facts, that the ultimate resolution of any of such proceedings would have a material adverse effect on their overall financial condition or results of operations.

Also see "Environmental" under Item 1, Business, for a description of several environmental proceedings involving MGE.

Item 4. Submission of Matters to a Vote of Security Holders.

MGE Energy and MGE

None.

PART II.

Item 5. Market for Registrants' Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market for Common Equity

MGE Energy.

MGE Energy common stock is traded on Nasdaq under the symbol MGEE. On March 1, 2006, there were approximately 19,398 registered shareholders of record. The following table shows high and low sale prices for the common stock on Nasdaq for each quarter over the past two years.

	Common stock price range
	High	Low
2005
Fourth quarter	$37.25	$32.20
Third quarter	$38.75	$33.34
Second quarter	$37.91	$30.50
First quarter	$37.24	$32.37

2004
Fourth quarter	$36.40	$31.10
Third quarter	$33.49	$30.97
Second quarter	$33.79	$27.60
First quarter	$32.30	$29.89

MGE.

As of March 1, 2006, there were 17,347,889 outstanding shares of common stock, all of which were held by MGE Energy. There is no public trading market for shares of common stock of MGE.

Dividends

MGE Energy.

The following table sets forth MGE Energy's quarterly cash dividends paid during 2005 and 2004:

	2005				2004
(Per share)	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.
MGE Energy	$0.345	$0.345	$0.342	$0.342	$0.342	$0.342	$0.338	$0.338

MGE.

The following table sets forth MGE's quarterly cash dividends paid during 2005 and 2004:

	2005				2004
(In thousands)	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.
MGE	$6,487	$6,485	$6,423	$6,436	$6,409	$6,348	$6,230	$6,171

See "Liquidity and Capital Resources - Capital Requirements and Investing Activities for MGE Energy and MGE" under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for a description of restrictions applicable to dividend payments by MGE.

Issuer Purchases of Equity Securities

MGE Energy.

The below table gives information on a monthly basis regarding purchases made by MGE Energy of its common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs*
October 1 - October 31, 2005	25,000	$33.90	-	-
November 1 - November 30, 2005	52,653	$34.97	-	-
December 1 - December 31, 2005	44,398	$35.50	-	-
Total	122,051	$34.94	-	-

*In March 2005, MGE Energy switched from issuing new shares of common stock for its Stock Plan to purchasing shares on the open market through a securities broker-dealer on behalf of the plan participants. These shares are then re-issued, as needed, under the Stock Plan. The share purchases are driven by share purchases under the Stock Plan. Thus, there is no specified limit and no specified termination date.

Total shares reissued under the Plan for the quarter ended December 31, 2005, were 118,667. Total treasury shares held at December 31, 2005 were 3,384. The cost basis of these shares is shown as a reduction to shareholders' equity on MGE Energy's condensed consolidated financial statements.

MGE.

None

Item 6. Selected Financial Data.

MGE Energy

(In thousands, except per-share amounts)

	For the years ended December 31,
Summary of Operations	2005	2004	2003	2002	2001
Operating revenues:
Regulated electric	$310,984	$250,386	$241,745	$224,987	$203,178
Regulated gas	200,533	171,763	159,802	122,109	130,533
Nonregulated	1,853	2,732	1,023	-	-
Total	513,370	424,881	402,570	347,096	333,711
Operating expenses	439,629	350,213	330,124	278,105	274,340
Other general taxes	13,269	12,715	11,592	10,861	10,864
Operating income	60,472	61,953	60,854	58,130	48,507
Other income	4,938	3,927	1,888	2,859	8,824
Interest expense, net	(13,448)	(11,384)	(12,201)	(13,069)	(14,028)
Income before taxes	51,962	54,496	50,541	47,920	43,303
Income tax provision	(19,871)	(20,656)	(19,901)	(18,727)	(15,941)
Income before cumulative effect of a change in accounting principle	32,091	33,840	30,640	29,193	27,362
Cumulative effect of a change in accounting principle, net of tax benefit of $78*	-	-	-	-	(117)
Net income	$ 32,091	$ 33,840	$ 30,640	$ 29,193	$ 27,245
Average shares outstanding	20,436	19,119	17,894	17,311	16,819
Earnings per share before cumulative effect of a change in accounting principle	$1.57	$1.77	$1.71	$1.69	$1.63
Cumulative effect of a change in accounting principle	-	-	-	-	(.01)
Basic and diluted earnings per share	$1.57	$1.77	$1.71	$1.69	$1.62
Dividends paid per share	$1.37	$1.36	$1.35	$1.34	$1.33

Assets
Electric	$533,896	$466,897	$433,385	$421,771	$381,135
Gas	233,139	205,738	185,382	154,806	147,820
Assets not allocated	21,013	25,894	24,650	52,819	39,903
Nonregulated energy operations	143,101	98,751	49,446	-	-
Transmission investments	35,239	32,542	27,886	-	-
All others	276,565	272,211	205,735	182,925	-
Eliminations	(326,046)	(273,262)	(200,477)	(162,306)	-
Total	$916,907	$828,771	$726,007	$650,015	$568,858

Capitalization including Short-Term Debt
Common shareholders' equity	$343,883	$338,197	$263,070	$227,370	$216,292
Long-term debt**	222,312	202,257	222,204	192,149	177,600
Short-term debt	82,500	53,275	31,680	34,298	9,500
Total Capitalization	$648,695	$593,729	$516,954	$453,817	$403,392

*The change in accounting principle in 2001 is due to MGE's adoption of SFAS No. 133.

**Includes current maturities.

Item 7. Management's Discussion and Analysis of Financial Condition and

Results of Operations.

General

MGE Energy is a holding company operating through subsidiaries in five business segments: electric utility operations, gas utility operations, nonregulated energy operations, transmission investments, and all other. Our principal subsidiary is MGE, which conducts our electric utility and gas utility operations and represents a substantial portion of our assets, liabilities, revenues, and expenses. MGE generates and distributes electricity to nearly 136,000 customers in Dane County, Wisconsin, including the city of Madison, and purchases and distributes natural gas to nearly 137,000 customers in the Wisconsin counties of Columbia, Crawford, Dane, Iowa, Juneau, Monroe, and Vernon.

Other subsidiaries, which constitute of our nonregulated energy operations and all other segment, have been formed to own and construct new electric generating capacity. Our nonregulated energy operations relate principally to the leasing of the cogeneration project on the UW-Madison campus. The WCCF facility began producing electricity on April 26, 2005. The nonregulated energy operations relating to this cogeneration plant are included in MGE's consolidated financial statements as a result of the accounting requirements of FIN 46R. On November 4, 2005, MGE Power Elm Road finalized an agreement to acquire an undivided 8.33% ownership interest in each of two 615 MW generating units being constructed in Oak Creek, Wisconsin. This entity is also included in the non-regulated energy operations segment and is included in MGE's consolidated financial statements as a result of the accounting requirements of FIN 46R. For the year ended December 31, 2005, this entity has an immaterial impact on MGE or MGE Energy's operations.

The transmission investment segment consists of our equity earnings in ATC.

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

Results of Operations

Year Ended December 31, 2005 Versus the Year Ended December 31, 2004

Executive Summary

In 2005, our earnings were $32.1 million or $1.57 per share compared to $33.8 million or $1.77 per share in the prior year. During 2005, utility operations experienced an increase in electric revenues of $60.6 million. This increase is attributable to an increase in rates that became effective in January 2005, an increase in sales for resale, and warmer temperatures, which increased demand for the summer months. These increases were offset by increased fuel and purchased power costs. In 2005, fuel used for electric generation increased $22.0 million, or 51.1%, compared to 2004. Additionally, purchased power expense increased by $29.7 million. These increases are largely due to the natural disasters that have occurred in the Gulf of Mexico and the reduced availability of natural gas supplies.

During the year ended December 31, 2005, gas revenues increased $28.8 million. This increase is due to higher costs of gas, slightly offset by a decrease in transportation revenues. For the year ended December 31, 2005, natural gas purchased increased $31.5 million or 27.4%, largely due to higher natural gas prices.

Operation and maintenance expenses increased due to higher electric transmission expenses. These increases were partially offset by lower distribution expenses and general and administrative costs.

Electric Utility Operations

Electric sales and revenues

The following table compares MGE's electric retail revenues and electric kWh sales by customer class during the years ended December 31, 2005 and 2004:

(In thousands)	Revenues			kWh Sales
	2005	2004	% Change	2005	2004	% Change
Residential	$103,674	$ 87,326	18.7	842,758	785,537	7.3
Commercial	148,294	123,295	20.3	1,774,035	1,686,473	5.2
Industrial	17,432	14,806	17.7	302,294	309,603	(2.4)
Other - retail/municipal	22,863	18,884	21.1	357,542	342,628	4.4
Total retail	292,263	244,311	19.6	3,276,629	3,124,241	4.9
Sales for resale	17,527	944	1,756.7	187,338	19,941	839.5
Other revenues	1,194	5,131	(76.7)	-	-	-
Total	$310,984	$250,386	24.2	3,463,967	3,144,182	10.2
Cooling degree days (normal 615)				847	450	88.2

Electric operating revenues were up 24.2% in 2005 due to the following:

(In millions)	2005
Rate changes	$34.3
Sales for resale	16.6
Volume	13.6
Other effects	(3.9)
Total	$60.6

•

Rates. On December 21, 2004, the PSCW authorized MGE to increase 2005 electric revenues by $27.4 million to cover rising fuel costs, commercial operation of WCCF, and increased transmission expenses.

On November 11, 2005, the PSCW approved MGE's request for an interim fuel surcharge to increase electric rates in 2005 due to a significant increase in fuel costs. MGE recorded $1.7 million in additional electric revenues during 2005 under this interim order.

The PSCW also authorized increases in MGE's electric rates effective January 14, 2004, to cover rising fuel costs and increased system demands. In 2004, MGE recorded a reduction to electric revenues of $3.4 million, to reflect a fuel credit refund due to customers as a result of a PSCW proceeding initiated on August 10, 2004. Of this amount, $1.8 million was included in customers' 2004 bills, resulting in a reduction to 2004 rates. Additionally, during 2003 a fuel credit in the amount of $4.0 million was recognized. Of this amount, $3.2 million was refunded to customers in the first quarter of 2004. This also resulted in a reduction to 2004 electric rates, and contributed to the aforementioned change.

•

Sales for resale. During 2005, sales for resale increased $16.6 million. Sales for resale include transactions conducted on the PJM and MISO markets reflecting our involvement in the PJM and MISO markets since their establishment on May 1, 2004, and April 1, 2005, respectively. This increase is attributable to MGE's involvement in these markets.

MGE has recorded transactions on the PJM and MISO markets in which we are buying and selling power within the same period to meet our electric energy delivery requirements on a net basis. This treatment resulted in a $122.2 million and $3.2 million reduction to sales for resale and purchased power expense for the years ended December 31, 2005 and December 31, 2004, respectively.

•

Volume. During 2005, there was a 4.9% increase in total retail sales volumes. This increase is primarily attributable to warmer temperatures. Cooling degree days for the year ended December 31, 2005, increased 88.2% from 450 for the year ended December 31, 2004 to 847 for the year ended December 31, 2005.

•

Other Revenues. Other electric revenues decreased $3.9 million for the year ended December 31, 2005, compared to the prior year. During 2005, MGE began recovering in electric rates the payments to MGE Power West Campus for carrying costs on construction expenditures for the WCCF. The electric revenues were offset by a reduction to other electric revenues, as these amounts are recorded by MGE Power West Campus. For the year ended December 31, 2005, a total reduction of $0.8 million was recorded to other electric revenues.

Additionally, during the first quarter of 2004, MGE reversed the 2003 fuel credit liability, which was refunded to customers during the first quarter of 2004. The actual fuel refund decreased retail revenues and was offset by an increase in other electric revenues. The fuel credit liability was previously recorded from August 2003 to January 2004 as a reduction in other electric revenues.

Electric fuel and purchased power

In 2005, fuel used for electric generation increased $22.0 million, or 51.1%, compared to 2004. This increase is due to an increase in the costs of internal generation and an increase in internally generated power. The per-unit cost of internal generation increased 45.6% for the year ended December 31, 2005, when compared to the same period in the prior year, reflecting the increased cost of natural gas . That increase is largely due to the natural disasters that have occurred in the Gulf of Mexico and the reduced availability to natural gas supplies. The volume of internal generation increased 3.8% for the year ended December 31, 2005 when compared to the same period in the prior year.

Purchased power expense increased by $29.7 million, or 57.1%, for 2005, compared to 2004. This increase reflects a 33.4% increase in the per-unit-cost and a 17.7% increase in the volume of purchased power.

MGE has recorded transactions on the PJM and MISO markets in which we are buying and selling power within the same period to meet our electric energy delivery requirements on a net basis. This treatment resulted in a $122.2 million and $3.2 million reduction to purchased power expense for the years ended December 31, 2005 and December 31, 2004, respectively.

.

Electric operating expenses

Electric operating expense increased $13.9 million in 2005. The following changes contributed to the net change in electric operating expenses for 2005:

(In millions)	2005
Increased rent expense (a)	$10.1
Increased transmission costs (b)	3.7
Increased production costs	1.5
Decreased distribution costs	(0.4)
Decreased other general and administrative expenses	(1.8)
Increased customer services, promotions, and account costs	0.8
Total electric operating expenses	$13.9

(a)

This increase relates to the commencement of the leasing arrangement between MGE and MGE Power West Campus in 2005. In accordance with the terms of this leasing arrangement, the electric segment recorded $10.1 million in rent expense for the year ended December 31, 2005. Upon consolidation, this amount is eliminated.

(b)

The increase in transmission costs reflects a rate increase , which became effective on January 1, 2005, and an increase in the volume of transmitted electricity over 2004.

Electric maintenance expense

In 2005, electric maintenance expense decreased $0.2 million, or 1.5%, due to a decrease in the maintenance of distribution assets ($0.7 million), partially offset by an increase in the maintenance of production assets, including turbine and generator overhauls $0.5 million.

Electric depreciation

Electric depreciation expense increased $1.9 million in 2005. This increase is attributable to higher levels of electric plant assets.

Gas Utility Operations

Gas deliveries and revenues

The following table compares MGE's gas retail revenues and gas delivered by customer class during each of the years ended December 31, 2005 and 2004:

(In thousands)	Revenues			Therms delivered
	2005	2004	% Change	2005	2004	% Change
Residential	$ 111,509	$ 98,212	13.5	91,887	91,841	0.1
Commercial/industrial	82,956	68,480	21.1	82,661	80,988	2.1
Total retail	194,465	166,692	16.7	174,548	172,829	1.0
Gas transportation	2,881	3,263	(11.7)	45,435	48,783	(6.9)
Other revenues	3,187	1,808	76.3	-	-	-
Total	$200,533	$171,763	16.7	219,983	221,612	(0.7)
Heating degree days (normal 7,153)				6,840	6,934	(1.4)

Gas revenues increased 16.7% in 2005 due to the following:

(In millions)	2005
Gas costs/rates	$25.9
Gas deliveries	1.9
Gas transportation	(0.4)
Other effects	1.4
Total	$28.8
Average rate per therm of residential customers	$1.21

•

Gas costs/rates. Gas costs increased significantly in 2005. The average rate per therm for residential customers in 2005 increased 13.1%. See Footnote 16 of the Notes to Consolidated Financial Statements for additional information on gas base rates.

•

Retail gas deliveries. In 2005, retail gas deliveries increased 1.0%. This increase is primarily attributable to additional commercial and industrial use.

•

Gas transportation. In 2005, there was a 6.9% decrease in deliveries. This decrease represents customers switching from gas to other fuel options, due to the higher price of gas.

•

Other revenues. Other revenues increased $1.4 million in 2005. This increase relates to increases in miscellaneous gas income under MGE's GCIM.

Natural gas purchased

In 2005, natural gas purchased increased $31.5 million, or 27.4%. This increase is primarily due to higher average wellhead prices. Natural gas prices (cost per therm) increased 27.5% in 2005. A PGA clause allows MGE to pass along to customers the cost of gas, subject to certain limited incentives. The PGA is authorized by the PSCW. This increase was slightly offset by a decrease in the volume of natural gas purchased (0.1%) for the year ended December 31, 2005.

Gas operating expenses

Gas operating expense decreased $1.5 million, or 5.3%, in 2005. The following changes contributed to the net change in gas operating expense for the year:

(In millions)	2005
Increased production costs	$0.1
Decreased distribution costs	(0.2)
Decreased customer services, promotions, account costs	(0.6)
Decreased other administrative and general expenses	(0.8)
Total gas operating expenses	($1.5)

Gas maintenance expenses

For the year ended December 31, 2005, compared to the same period in the prior year, gas maintenance expense increased $0.1 million or 3.8%. This increase is attributable to an increase in the maintenance of distribution assets.

Gas depreciation

Gas depreciation expense increased $0.5 million in 2005 as a result of additional gas plant assets.

Gas cost incentives

Under MGE's GCIM, if actual gas commodity costs are above or below a benchmark set by the PSCW, then MGE's gas sales service customers and shareholders share equally in any increased costs or savings. The PSCW allows MGE to resell gas pipeline capacity reserved to meet peak demands but not needed every day to serve customers. Revenues from capacity release that exceed or fall short of PSCW-targeted levels are shared equally. In 2005 and 2004, MGE shareholders received the benefit of $2.7 and $1.4 million from capacity release revenues and commodity savings under the GCIM, respectively.

Other Income (Loss)

Other income for the year ended December 31, 2005, for the electric and gas segments was $0.1 million, compared to other expense of $0.9 million for the same period in the prior year. During 2005, the gas and electric segments recognized a total of $0.4 million in AFUDC-equity and a $0.1 million gain on the sale of assets. This income was offset by $0.2 million in charitable contributions and $0.2 million in miscellaneous expense, net.

For the year ended December 31, 2004, the gas and electric segments recognized a total of $0.5 million in AFUDC-equity funds and $0.8 million in miscellaneous income. This income was offset by $2.2 million in charitable contributions recorded in the electric and gas segments.

Interest Expense

For the year-ended December 31, 2005, total interest expense for the electric and gas segments increased $0.7 million when compared to the same period in the prior year. For the year ended December 31, 2005, there was a $0.9 million increase in interest expense on short-term debt at the electric and gas segments as a result of increased levels of short-term debt. These increases were offset by a $0.2 million decrease in interest expense on long-term debt at the electric and gas segments.

Nonregulated Energy Operations

Nonregulated Energy operating revenues

Operating revenues from nonregulated energy operations were $10.7 million for the year ended December 31, 2005. This amount includes $10.1 million in interdepartmental revenues. The interdepartmental revenues relate to the leasing arrangement between MGE and MGE Power West Campus which commenced on April 26, 2005. In accordance with the provisions of this leasing arrangement, the Non-regulated Energy Operations, via MGE Power West Campus, recorded $10.1 million in lease revenue for the year ended December 31, 2005. Upon consolidation, this amount is eliminated.

Also included in operating revenues is the recognition of $0.6 million in revenues related to carrying costs. MGE received approval from the PSCW to collect approximately $12.1 million in carrying costs incurred by MGE Power West Campus during construction of the WCCF facility. MGE is collecting these costs in rates over a period of ten years. Of these costs, $4.1 million relate to the capitalized interest and the debt portion of the facility. These costs are recognized over the period in which the facility is being depreciated (40 years). The remaining amount of $8.0 million represents the equity portion and is recognized over the ten-year period for recovery in rates. On April 26, 2005, the WCCF facility lease between MGE and MGE Power West Campus commenced and MGE Power West Campus began recognizing revenue related to these carrying costs.

Nonregulated Energy operations and maintenance expense

For the year ended December 31, 2005, other operations and maintenance expense decreased $0.1 million, when compared to the same period in the prior year. This is primarily related to lower administrative and general expenses at MGE Power West Campus.

Nonregulated Energy depreciation expense

Depreciation expense began when the WCCF commenced generation on April 26, 2005 and was $1.9 million for 2005.

Nonregulated Energy interest expense, net

For the year ended December 31, 2005, interest expense, net at the nonregulated energy operations segment increased $1.5 million or 100%, compared to the same period in the prior year. During construction of the WCCF, MGE Power West Campus recorded capitalized interest in accordance with the provisions of SFAS 34. As such, during 2004, $2.1 million in capitalized interest was recognized as an offset to interest expense. On April 26, 2005, when the electric generation facilities of WCCF began generating electricity, MGE Power West Campus discontinued the capitalization of interest, as the project was deemed to be substantially complete. As such, during the year ended 2005, only $0.7 million of capitalized interest was recorded.

Additionally, interest expense increased as a result of a new long-term facility. On October 27, 2005, MGE Power West Campus issued $20.0 million of 5.19% senior secured notes due September 25, 2033. Interest expense for the year ended December 31, 2005, related to this facility was $0.1 million.

Transmission Investment Operations

Transmission Investment other income (loss)

For the year ended December 31, 2005, other income at the transmission investment segment was $4.9 million, compared to $4.2 million for the same period in the prior year. The transmission investment segment holds our interest in ATC, and its income reflects our equity in the earnings of ATC.

All Other Nonregulated Operations

All Other nonregulated revenues

MGE Construct received service fees of $1.3 million and $2.7 million from the State in 2005 and 2004, respectively. The service fees earned relate to MGE Construct's role as EPC contractor for WCCF. This amount is classified as nonregulated revenue within MGE Energy's financial statements. The total fee of $5.0 million had been recognized at December 31, 2005. This amount was recognized as services were rendered and was collected over a 22-month period.

All Other operations and maintenance expense

All other operations and maintenance expense for the year ended December 31, 2005, decreased $0.2 million when compared to the same period in the prior year. This decrease is related to a decrease in general and administrative expense at corporate.

All Other nonregulated other income (expense)

Other income (expense) decreased $0.6 million or 100% for the year ended December 31, 2005, when compared to the same period in the prior year. For the year ended December 31, 2004, the all other nonregulated segment recorded a $0.6 million gain of the sale of assets. This relates to the gain on the sale of land held by Magael.

All Other interest income (expense)

All other interest income for the year ended December 31, 2005 was $0.1 million, compared to interest expense for the year ended December 31, 2004 of $0.1 million. This increase is largely due to interest earned on outstanding other receivables.

Consolidated Other General Taxes

MGE Energy and MGE's other general taxes increased 4.4% in 2005 primarily because MGE's license fee tax increased. The annual license fee tax expense is based on adjusted operating revenues of the prior year. Tax rates have not increased.

Consolidated Income Taxes

MGE Energy's effective income tax rate is 38.2% for 2005 compared to 37.9% in 2004. The higher income tax rate is primarily due to a higher state tax rate as a result of a tax settlement in 2005 for the Wisconsin 1990 to 1996 exam cycle.

Minority Interest, Net of Tax

For the year ended December 31, 2005, MGE Energy (through its wholly owned subsidiary MGE Power) had earned $5.4 million and less than $0.1 million, net of tax, for its interest in MGE Power West Campus and MGE Power Elm Road, respectively. Additionally, MGE Energy had earned less than $0.1 million, net of tax for its interest in MGE Transco. These amounts are recorded as minority interest expense, net of tax, on MGE's Consolidated Statement of Income.

Year Ended December 31, 2004 Versus Year Ended December 31, 2003

Executive Summary

In 2004, our earnings were $33.8 million, or $1.77 per share. Gas retail deliveries declined slightly, but retail electric sales increased 1.6%. MGE's increase in base rates to cover, in large part rising fuel costs, led to an increase in utility revenues. Operations and maintenance costs increased due to higher fees for outside professional services, overall customer service and administrative costs, and higher distribution costs. During 2004, MGE Energy benefitted from lower pension and benefit expenses, lower transmission costs, and decreased interest costs due to lower levels of short and long-term debt during the latter portion of 2004.

Electric Utility Operations

Electric sales and revenues

The following table compares MGE's electric retail revenues and electric kWh sales by customer class during the years ended December 31, 2004 and 2003:

(In thousands)	Revenues			kWh Sales
	2004	2003	% Change	2004	2003	% Change
Residential	$ 87,326	$ 85,164	2.5	785,537	800,535	(1.9)
Commercial	123,295	119,585	3.1	1,686,473	1,651,578	2.1
Industrial	14,806	14,555	1.7	309,603	299,449	3.4
Other - retail/municipal	18,884	17,975	5.1	342,628	324,188	5.7
Total retail	244,311	237,279	3.0	3,124,241	3,075,750	1.6
Sales for resale	944	5,184	(81.8)	19,941	106,569	(81.3)
Other revenues	5,131	(718)	814.6	-	-	-
Total	$250,386	$241,745	3.6	3,144,182	3,182,319	(1.2)
Cooling degree days (normal 629)				450	555	(18.9)

Electric operating revenues were up 3.6% in 2004, due to the following:

(In millions)	2004
Rate changes	$3.3
Volume	3.7
Other effects	5.8
Sales for resale	(4.2)
Total	$8.6

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

•

Volume. During 2004, there was a 1.6% increase in total retail sales volumes. This increase is primarily attributable to additional commercial and industrial users coming on-line in 2004, and business growth at some of MGE's preexisting, large commercial and industrial users.

•

Other Revenues. Other electric revenues increased $5.8 million for the year ended December 31, 2004, compared to the prior year. This increase is due to the reversal of the 2003 fuel credit liability, which was refunded to customers in the first quarter of 2004.

•

Sales for resale. During 2004, sales for resale decreased $4.2 million. The decrease in sales for resale represents lower sales volume due to the expiration of a contract with Alliant to sell 25 MW of electric capacity. The contract was in effect from January 2003 through August 2003. Sales for resale also includes transactions conducted on the PJM market since our involvement in the PJM market since its establishment on May 1, 2004.

MGE has recorded transactions on the PJM market in which we are buying and selling power within the same period to meet our electric energy delivery requirements on a net basis. This treatment resulted in a $3.2 million reduction to sales for resale and purchased power expense for the year ended December 31, 2004.

Electric fuel and purchased power

In 2004, fuel used for electric generation increased $2.0 million, or 4.9%, compared to 2003. This increase is due to an increase in the year-to-date electric generation at MGE's baseload plants ($1.7 million) and a slight increase in rates ($0.3 million). MGE's internal generation increased 4.2% during 2004, when compared to 2003, mainly due to a 16.5% increase during the first quarter of 2004. This large increase was the result of the Columbia facility being off line during a portion of the first quarter of 2003, but back on line for the first quarter of 2004. The per-unit cost of internal generation increased 0.6% for the year ended December 31, 2004, when compared to the same period in the prior year.

Purchased power expense increased by $2.5 million, or 5.1%, for 2004, compared to 2003. This increase represents a 18.7% increase in the per-unit-cost partially offset by a 11.3% decrease in the volume of purchased power.

Electric operating expenses

Electric operating expense decreased $0.3 million, or (0.4%), in 2004. The following changes contributed to the net change in electric operating expenses for the year:

(In millions)	2004
Decreased transmission costs	$(0.7)
Decreased health and pension expenses	(0.7)
Increased distribution costs	0.2
Increased outside professional services	1.7
Decreased other general and administrative expenses	(0.4)
Decreased customer services, promotions, and account costs	(0.4)
Total electric operating expenses	$(0.3)

Maintenance expense

In 2004, electric maintenance expense increased $0.4 million, or 2.8%, reflecting an increase in the maintenance of production assets, including turbine and generator overhauls ($0.6 million). This increase was partially offset by a $0.2 million decrease in maintenance of distribution assets.

Electric depreciation

Electric depreciation expense increased $1.1 million in 2004. The increase in electric depreciation expense in 2004 reflects higher levels of electric plant assets. Gross electric assets at December 31, 2004 were $612.6 million, compared to gross electric plant assets of $573.1 million at December 31, 2003.

Gas Utility Operations

Gas deliveries and revenues

The following table compares MGE's gas retail revenues and gas delivered by customer class during the years ended December 31, 2004 and 2003:

(In thousands)	Revenues			Therms
	2004	2003	% Change	2004	2003	% Change
Residential	$ 98,212	$ 92,472	6.2	91,841	97,767	(6.1)
Commercial/industrial	68,480	62,025	10.4	80,988	82,580	(1.9)
Total retail	166,692	154,497	7.9	172,829	180,347	(4.2)
Gas transportation	3,263	3,394	(3.9)	48,783	50,012	(2.5)
Other revenues	1,808	1,911	(5.4)	-	-	-
Total	$171,763	$159,802	7.5	221,612	230,359	(3.8)
Heating degree days (normal 7,209)				6,934	7,366	(5.9)

Gas revenues increased 7.5% in 2004 due to the following:

(In millions)	2004
Gas costs/rates	$18.6
Gas deliveries	(6.4)
Gas transportation	(0.1)
Other effects	(0.1)
Total	$12.0
Average rate per therm of residential customers	$1.07

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

• Retail gas deliveries. In 2004, retail gas deliveries decreased 4.2%. This decrease is attributable to warmer-than-normal temperatures as reflected by the 5.9% decrease in heating degree days.

• Gas transportation. In 2004, there was a 2.5% decrease in deliveries. This decrease represents customers switching from gas to other fuel options, due to the higher price of gas.

• Other revenues. Other effects decreased $0.1 million in 2004. This decrease relates to decreases in miscellaneous gas income as a result of MGE's GCIM.

Natural gas purchased

In 2004, natural gas purchased increased $10.5 million, or 10.1%. This increase is primarily due to higher average wellhead prices. Natural gas prices (cost per therm) increased 14.8% in 2004. A PGA clause allows MGE to pass along to customers the cost of gas, subject to certain limited incentives. The PGA is authorized by the PSCW.

Gas operating expenses

Gas operating expense increased $3.2 million, or 11.4%, in 2004. The following changes contributed to the net change in gas operating expense for the year:

(In millions)	2004
Increased production costs	$0.1
Increased distribution costs	0.5
Increased customer services, promotions, account costs	0.9
Increased outside professional services	0.9
Decreased health and pension expenses	(0.1)
Increased other administrative and general expenses	0.9
Total gas operating expenses	$ 3.2

Gas depreciation

Gas depreciation expense increased $0.5 million in 2004, as a result of additional gas plant assets.

Gas cost incentives

Under MGE's GCIM, if actual gas commodity costs are above or below a benchmark set by the PSCW, then MGE's gas sales service customers and shareholders share equally in any increased costs or savings. The PSCW allows MGE to resell gas pipeline capacity reserved to meet peak demands but not needed every day to serve customers. Revenues from capacity release that exceed or fall short of PSCW-targeted levels are shared equally. Beginning February 1, 2004, the PSCW lowered the formula used in establishing the benchmark for gas commodity costs. The benchmark moved to 99.5% of what it would have been under the prior formula. This change was intended to better reflect market conditions. In 2004 and 2003, MGE shareholders benefitted $1.4 million from capacity release revenues and commodity savings under the GCIM.

Other Income (Loss)

For the year ended December 31, 2004, other expense at the gas and electric segments was $0.9 million, compared to $1.8 million for the same year in the prior year. During the year ended December 31, 2005, the gas and electric segments recognized a total of $0.5 million in AFUDC-equity funds and $0.8 million in miscellaneous income. This income was offset by $2.2 million in charitable contributions recorded in the electric and gas segments.

For the year ended December 31, 2004, the gas and electric segments recognized a total of $0.5 million in AFUDC-equity funds and $0.6 million in miscellaneous income. This income was offset by $2.9 million in charitable contributions recorded in the electric and gas segments.

Interest Expense

For the year ended December 31, 2004, interest expense at the electric and gas segments decreased $0.9 million, compared to the same period in the prior year. This decrease is due to a $0.7 million decrease on interest expense incurred by the gas and electric segments on long-term debt. This is a result of lower levels of long-term debt outstanding during the third and fourth quarters. Additionally, there was a $0.2 million decrease in interest expense on short-term debt expense incurred by the gas and electric segments. During the latter portion of 2004, there were lower levels of short-term debt as a result of the proceeds raised in the equity offering.

Nonregulated Energy Operations

Nonregulated Energy operations and maintenance expense

Other operations and maintenance expense increased $0.2 million for the year ended December 31, 2004, when compared to the same period in the prior year. This increase primarily relates to higher administrative and general expenses at MGE Power West Campus.

Transmission Investment Operations

Other income

For the year ended December 31, 2004, the transmission investment segment recorded $4.2 million in equity earnings from ATC, compared to $3.7 million for the year ended December 31, 2003. This resulted in a $0.5 million increase in other income between the periods.

All Other Nonregulated Operations

All Other nonregulated operating revenues

MGE Construct received service fees of $2.7 million and $1.0 million from the State in 2004 and 2003, respectively. The service fees covered MGE Construct's role as EPC contractor for WCCF. This amount is classified as revenue from nonregulated operations within MGE Energy's financial statements. This amount was recognized as services were rendered and was collected over a 22-month period.

All Other nonregulated operations and maintenance expense

All other operations and maintenance expense increased $0.1 million for the year ended December 31, 2004, when compared to the same period in the prior year. This increase is a result of increased general and administrative expenses in 2004 at Corporate.

All Other nonregulated other income (expense)

For the year ended December 31, 2004, the All Other segment recorded a $0.6 million gain of the sale of assets. This gain was related to the sale of land held by Magael.

All Other nonregulated interest expense, net

Interest expense for the year ended December 31, 2004, was $0.1 million, compared to interest income of less than $0.1 million for the year ended December 31, 2003. This increase is due to an increase in levels of short-term borrowings.

Consolidated Other General Taxes

MGE Energy's other general taxes increased 9.7% in 2004 primarily because MGE's license fee tax increased. The annual license fee tax expense is based on adjusted operating revenues of the prior year. Tax rates have not increased.

Consolidated Income Taxes

MGE Energy's effective income tax rate is 37.9% for 2004 compared to 39.4% in 2003. The lower effective income tax rate is primarily due to accounting for the Medicare Part D federal subsidy and the favorable resolution of a tax contingency, for which a liability had been established.

Liquidity and Capital Resources

Cash Flows

The following summarizes cash flows for MGE Energy and MGE during 2005, 2004, and 2003:

	MGE Energy			MGE
(In thousands)	2005	2004	2003	2005	2004	2003
Cash provided by/(used for):
Operating activities	$ 49,827	$ 59,564	$ 66,146	$ 29,293	$ 57,734	$ 70,706
Investing activities	(72,183)	(97,527)	(91,092)	(71,973)	(98,193)	(51,877)
Financing activities	22,183	39,504	26,224	42,589	40,979	(18,904)

Cash Provided by Operating Activities

MGE Energy

MGE Energy's consolidated net cash provided by operating activities is derived mainly from the electric and gas operations of its principal subsidiary, MGE.

2005 vs. 2004

Cash provided by operating activities decreased $9.7 million for the year ended December 31, 2005, when compared to the same period in the prior year. This decrease is attributable to a slight decrease in net income and increased amounts of inventories, receivables, unbilled revenues, and payables. For the year ended December 31, 2005, unbilled revenues increased $5.6 million compared to $3.2 million in the prior year and trade and other receivables increased $16.8 million compared to $6.1 million in the prior year. This increase is primarily attributable to increased revenues period over period as a result of higher rates and increased volumes. During 2005, there was a $6.2 million increase in materials and supplies and a $6.3 million increase in natural gas held in storage. The increase in the materials and supplies account is attributable to a significant increase in the cost of SO2 emission allowances. These allowances are classified within inventory at the lower of market or average cost on the consolidated balance sheet. The increase in stored natural gas and accounts payable is largely attributable to the increase in the price of natural gas. These increases were slightly offset by a decrease in prepaid taxes and the collection of a $2.5 million retainage receivable. During 2005, MGE Construct collected $2.5 million of the retainage receivable from the State under the EPC agreement related to the construction of the WCCF. Additionally, there was a $2.1 million increase in deferred tax expense and a $4.4 million increase in depreciation expense between 2005 and 2004, primarily provided by the WCCF.

Other non-current items, net contributed $3.4 million to cash flows from operations for the year ended December 31, 2005, compared to $4.3 million in 2004.

2004 vs. 2003

Cash provided by operating activities was $59.6 million in 2004, compared to $66.1 million for the same period in the prior year. During 2004, there was a $15.8 million increase in current asset balances and a $7.9 million rise in current liability balances. Current assets were up due to increases in trade and other receivables ($6.1 million), stored natural gas ($4.8 million), unbilled revenues ($3.2 million), and prepayments ($1.6 million). Current liabilities were up due to increases in accounts payable ($8.4 million). This increase in accounts payable was offset by a $0.4 million decrease in other current liabilities. A change in other noncurrent items, net, of $4.3 million, also contributed to the increase in cash provided by operating activities.

MGE

2005 vs. 2004

Cash provided by operating activities was $29.3 million for 2005 compared to $57.7 million for 2004. This decrease is attributable to a slight decrease in net income and increased amounts of inventories, receivables, unbilled revenues, and payables. The decrease in net income is largely due to increased fuel costs in 2005. The increases in unbilled revenues and accounts receivable is primarily attributable to increased revenues period over period as a result of higher rates and increased volumes. The increase in the materials and supplies account is related to a significant increase in the cost of SO2 emission allowances. These allowances are classified within inventory at the lower of market or average cost on the consolidated balance sheet. The increase in stored natural gas is a result of the increase in the price of natural gas.

These increases were offset by a decrease in prepaid taxes and an increase in accrued taxes and interest. Additionally, there was a $4.4 million increase in depreciation expense between 2005 and 2004, primarily provided by the WCCF, a $2.1 million increase in deferred tax expense, and $5.4 million in minority interest expense, net of tax. This amount relates to net income earned by MGE Energy from its interest in MGE Power West Campus and MGE Transco.

2004 vs. 2003

Cash provided by operating activities was $57.7 million for 2004, compared to $70.7 million in 2003. Current asset balances increased $13.8 million increase and $5.3 million increase in the current liabilities balances. Current assets rose due to increases in trade and other receivables ($3.5 million), stored natural gas ($4.8 million), unbilled revenues ($3.2 million), and prepayments ($2.2 million). Current liabilities were higher due to increases in accounts payable ($5.9 million), offset by a $0.5 million decrease in other current liabilities. A change in other noncurrent items, net, of $4.2 million also contributed to the increase in cash provided by operating activities.

Capital Requirements and Investing Activities

MGE Energy

2005 vs. 2004

In 2005, MGE Energy's cash used for investing activities decreased $25.3 million. Capital expenditures for the year ended December 31, 2005, were $85.8 million. This amount represents a $10.0 million decrease from those made in the prior year. Capital expenditures related to WCCF decreased $36.5 million for the year ended December 31, 2005, compared to the same period in the prior year. This decrease was slightly offset by additional MGE utility plant additions ($1.9 million) and additions made for Elm Road ($24.6 million). During 2005, MGE Energy made a $1.4 million capital contribution to ATC and $0.3 million in additional capital contributions to other investments. In 2004, total capital contributions to ATC were $3.5 million. Dividend income received from ATC was $3.6 million during 2005, compared to $3.1 million during 2004. In the first quarter 2005, MGE collected $13.0 million in funds previously advanced to ATC in conjunction with the WCCF project. No additional funds were advanced to ATC directly during 2005. During 2004, MGE advanced $2.3 million to ATC related to WCCF. Although MGE Energy did not advance any funds to ATC directly in 2005, funds were indirectly advanced to ATC. Namely, in 2005 in connection with the Elm Road project MGE Power Elm Road advanced $1.6 million in funds to the WEPCO, who in turn provided these funds to ATC. These funds will be used by ATC for transmission system upgrades related to the Elm Road project. These funds are expected to be repaid in full. During 2004, MGE Energy also recorded $1.6 million in proceeds from the sale of property. Cash provided by other investing activities were $0.4 million in 2005 compared to cash used by other investing activities of $0.6 million in the prior year.

2004 vs. 2003

In 2004, MGE Energy's cash used for investing activities increased $6.4 million. This increase is primarily attributable to an increase in capital expenditures and additional capital contributions made to ATC during 2004. Capital expenditures related to WCCF increased $18.7 million for the year ended December 31, 2004, compared to the same period in the prior year. However, MGE utility plant additions decreased $6.0 million during 2004 compared to 2003. During 2004, MGE also made $3.5 million in additional capital contributions to ATC. Dividend income received from ATC for the year ended December 31, 2005, was $3.1 million, compared to $2.6 million for the same period in the prior year. These increases in investing activities were offset by decreases in the advance to ATC related to WCCF ($6.9 million), proceeds from the sale of property ($1.6 million), and other investing activities ($0.9 million).

MGE

2005 vs. 2004

Cash used for investing activities was $72.0 million for 2005, compared to $98.2 million in the prior year. As of December 31, 2003, MGE Power West Campus was consolidated into MGE in accordance with FIN 46(R). Therefore, MGE's cash used for investing activities includes the capital expenditures related to WCCF. Capital expenditures related to WCCF decreased $36.5 million for the year ended December 31, 2005, when compared to the same period in the prior year. This decrease was offset in part by increases in utility plant additions ($1.9 million) and additions made for Elm Road ($24.6 million). During 2005, MGE Transco made capital contributions to ATC totaling $1.4 million and MGE made $0.1 million in other capital contributions. Dividend income from ATC for the year ended December 31, 2005, was $3.6 million, compared to $3.1 million for the same period in the prior year. In the first quarter of 2005, MGE collected $13.0 million in funds previously advanced to ATC in conjunction with the WCCF project. No additional funds were advanced to ATC directly during 2005. During 2004, MGE advanced $2.3 million to ATC related to WCCF.

Although MGE did not advance any funds to ATC directly in 2005, funds were indirectly advanced to ATC. Namely, in 2005 in connection with the Elm Road project, MGE Power Elm Road advanced $1.6 million in funds to WEPCO, who in turn provided these funds to ATC. These funds will be used by ATC for transmission system upgrades related to the Elm Road project. These funds are expected to be repaid in full.

2004 vs. 2003

Cash used for investing activities was $98.2 million for 2004, compared to $51.9 million in the prior year. As of December 31, 2003, MGE Power West Campus is being consolidated into MGE in accordance with FIN 46(R). Therefore, for all of 2004, MGE's cash used for investing activities includes the capital expenditures related to WCCF. MGE also made capital contributions to ATC totaling $3.5 million. Dividend income received from ATC for the year ended December 31, 2005, was $3.1 million, compared to $2.6 million for the same period in the prior year. These increases are offset by a decrease in capital expenditures related to MGE utility plant in the amount of $6.0 million, a decrease in the advance made to ATC related to WCCF ($6.9 million), proceeds from the sale of property ($1.0 million), and a decrease in cash used for other investing activities (0.9 million).

Capital Expenditures

The following table shows MGE Energy's estimated capital expenditures for 2006, actual for 2005, and the three-year average for 2003 to 2005:

(In thousands) For the years ended December 31	2006 (Estimated)		2005 (Actual)		Three-Year Average (2003 to 2005)
Electric:
Production	$13,016	15.8%	$13,928	16.3%	$9,583	11.3%
Distribution and general	25,591	31.1%	24,889	29.0%	23,700	27.9%
Total electric	38,607	46.9%	38,817	45.3%	33,283	39.2%
Gas	10,520	12.8%	9,249	10.7%	8,817	10.4%
Common	2,849	3.5%	2,538	3.0%	12,191	14.4%
Utility plant total	51,976	63.2%	50,604	59.0%	54,291	64.0%
Nonregulated	30,267	36.8%	35,167	41.0%	30,519	36.0%
MGE Energy total	$82,243	100.0%	$85,771	100.0%	$84,810	100%

MGE Energy's and MGE's liquidity are primarily affected by their construction requirements. We allocate common plant for the financial statements and footnotes based on a prescribed formula (60% (electric) and 40% (gas)). MGE Energy's major 2005 capital projects include WCCF and Elm Road. During 2005, $10.6 million in capital additions were made for the construction of WCCF. This amount includes $0.7 million of interest capitalized in accordance with the provisions set forth in SFAS No. 34, Capitalization of Interest Cost. Additionally, $24.6 million in capital additions were made for the construction of Elm Road. This amount includes $0.2 million in capitalized interest.

MGE Energy used funds received as dividend payments from MGE as well as short- and long-term external financing to meet its 2005 capital requirements and cash obligations, including dividend payments. External financing included short-term financing under existing lines of credit. While dividends from MGE will remain a significant source for the cash needs of MGE Energy, lease revenues from the WCCF will supplement those dividends.

During 2005, ATC solicited its investors for 2005 and 2006 voluntary capital contributions. In response to this request, MGE Transco made a $1.4 million voluntary capital contribution on October 31, 2005. ATC has requested an additional $2.9 million in voluntary contributions for 2006. MGE Transco has not formally committed to make these contributions, however it is likely that MGE Transco will agree to do so. During January 2006, a $0.7 million capital contribution was made by MGE Transco to ATC in response to this request.

Financing Activities and Capitalization Matters

MGE Energy

2005 vs. 2004

Cash provided by MGE Energy's financing activities was $22.2 million for 2005, compared to $39.5 million for 2004. On October 27, 2005, MGE Energy, through its wholly-owned subsidiary MGE Power West Campus, issued $20.0 million of 5.19% senior secured notes due September 25, 2033. For the year ended December 31, 2005, net short term debt borrowings were $29.2 million. Proceeds from stock issued under the Stock Plan were $2.3 million. These cash in flows were offset by cash dividends paid of $28.1 million and other financing cash uses of $1.1 million. The cash dividends for 2005 were higher than those paid in 2004 as result of higher dividend per share ($1.37 vs. $1.36) and an increase in the number of shares outstanding. Additionally, as of March 2005, shares to satisfy the Stock Plan were purchased on the open market, rather than through the issuance of new shares. The aforementioned change resulted in $0.1 million balance for the purchase of treasury stock. During 2004, proceeds from the issuance of common stock were $63.2 million. This cash inflow is largely attributable to the equity issuance completed September 15, 2004. Proceeds received under this issuance were primarily utilized to repay short-term debt obligations. Additional equity was issued under the Distribution Agreement through BOCM and through the Stock Plan. During 2004, MGE Energy made $20.0 million in repayments on pre-existing long-term facilities. No additional long-term debt was issued during 2004. However, there was $21.6 million in net short term debt borrowings. Cash dividends for 2004 were $25.9 million and cash provided by other financing activities was $0.7 million.

No major equity issuances were completed in 2005. Shares issued though the Stock Plan for the year ended December 31, 2005, resulted in net proceeds of $2.3 million. As mentioned, in March 2005, MGE switched from issuing new shares of common stock for the Stock Plan to purchasing shares on the open market. As such, during 2005, equity issuances were not a major source of capital.

2004 vs. 2003

Cash provided by MGE Energy's financing activities was $39.5 million for 2004, compared to $26.2 million for 2003. This increase is related to an increase in the proceeds from the issuance of common stock and the reduction of long-term net borrowings during 2004. Proceeds from the issuance of common stock increased $40.0 million for 2004 when compared to the prior year. This increase is a result of the equity issuance completed September 15, 2004. Proceeds received under this issuance were primarily utilized to repay short-term obligations. Additional equity was issued under the Distribution Agreement through BOCM and through the Stock Plan. During 2004 and 2003, MGE Energy made $20.0 million in repayments on pre-existing long-term facilities. No additional long-term debt was issued during 2004 or 2003. There was a $21.6 million increase in the short-term debt balance during 2004 and a $2.6 million reduction in the short-term debt balance during 2003. Cash dividends for 2004 increased $1.8 million and cash received from other financing activities increased $0.9 million compared to the prior year.

MGE

2005 vs. 2004

During 2005, cash provided by MGE's financing activities was $42.6 million compared to cash provided by financing activities of $41.0 million in 2004. On October 27, 2005, MGE Energy, through its wholly-owned subsidiary MGE Power West Campus, issued $20.0 million of 5.19% senior secured notes due September 25, 2033. For the year ended December 31, 2005, net short term debt borrowings were $25.7 million. During 2005, $7.1 million in equity contributions were received by MGE Power West Campus and MGE Transco from MGE Energy. These amounts are included in minority interest on the MGE consolidated balance sheet. Additionally, for the year ended December 31, 2005, $25.4 million in affiliate financing was received by MGE Power Elm Road. These funds were used to finance the Elm Road project. The aforementioned cash inflows were offset by cash dividends paid from MGE to MGE Energy of $25.8 million and cash dividends paid by MGE Power West Campus to MGE Energy of $10.5 million. During 2005, there were also other financing cash uses of $0.7 million.

Dividend payments by MGE to MGE Energy are subject to restrictions arising under a PSCW rate order and, to a lesser degree, MGE's First Mortgage Bonds. The PSCW order limits the amount of dividends that MGE may pay MGE Energy when its common equity ratio, calculated in the manner used in the rate proceeding, is less than 55%. Under those circumstances, MGE may not pay dividends in excess of $26.1 million plus dividends on shares issued in excess of the shares issued in the rate proceeding forecast if the proceeds are invested in MGE. MGE's common equity ratio at December 31, 2005, is estimated to be 55.7% as determined under the calculation used in the rate proceeding. The rate proceeding calculation includes as indebtedness imputed amounts for MGE's outstanding purchase power capacity payments and other PSCW adjustments, but does not include the indebtedness associated with MGE Power West Campus, which is consolidated in accordance with FIN 46(R) into MGE's financial statements.

In addition, MGE has covenanted with the holders of its First Mortgage Bonds not to declare or pay any dividend or make any other distribution on or purchase any shares of its common stock unless, after giving effect thereto, the aggregate amount of all such dividends and distributions and all amounts applied to such purchases, after December 31, 1945, shall not exceed the earned surplus (retained earnings) accumulated subsequent to December 31, 1945. As of December 31, 2005, approximately $148.2 million was available for the payment of dividends under this covenant.

2004 vs. 2003

During 2004, cash provided by MGE's financing activities was $41.0 million compared to cash used for financing activities of $18.9 million in 2003. This change resulted from consolidating MGE Power West Campus into MGE in accordance with FIN 46(R). MGE's financing activities for 2004 include an equity contribution made from MGE Energy to WCCF for $40.4 million and $0.4 million of affiliate financing for WCCF. Cash dividends to the parent decreased $4.5 million, and equity contributions from the parent increased $0.9 million between 2004 and 2003. During 2004, short-term borrowings increased $24.8 million, $20.0 million in long-term debt was repaid, and no new long-term debt was issued. Additionally, during 2004 there was a $0.3 million decrease in cash used by other financing activities compared to 2003.

MGE Energy's capitalization ratios were as follows:

	MGE Energy
	2005	2004
Common shareholders' equity	53.0%	56.9%
Long-term debt*	34.3%	34.1%
Short-term debt	12.7%	9.0%
*Includes the current portion of long-term debt

Below is a table of MGE's current credit ratings. MGE Energy is not rated because it has not issued any debt securities.

	Standard & Poor's	Moody's
First Mortgage Bonds	AA	Aa2
Unsecured Debt	AA-	Aa3
Commercial paper	A1+	P1

A security rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. MGE's access to the capital markets, including the commercial paper market, and its financing costs in those markets are dependent on its securities' ratings. None of MGE's borrowing is subject to default or prepayment due to downgrading of securities' ratings, although such a down grading could increase fees and interest charges under MGE's and MGE Energy's credit facilities.

On December 21, 2005, MGE entered into an amended and restated unsecured revolving credit facility under which it may borrow up to $55 million from a group of lenders. This credit facility amends and replaces the revolving facility dated July 14, 2004, in the amount of $45 million. The credit facility is available for the issuance of letters of credit. The credit facility matures December 21, 2010. Interest rates on borrowings under the credit facility are based on either prime or LIBOR plus an adder based on the senior unsecured credit rating of MGE. Interest is payable monthly. The credit agreement requires MGE to maintain a ratio of consolidated debt to consolidated total capitalization not to exceed a maximum of 65%.

On December 21, 2005, MGE also amended its existing uncommited, unsecured $20 million line of credit note with JPMorgan Chase Bank, N.A. to extend the availability of the full $20 million, until March 31, 2006. Prior to this amendment, the availability was scheduled to reduce to $10 million on December 31, 2005 through March 31, 2006. The line of credit note was originally entered into on November 28, 2005.

On December 21, 2005, MGE Energy entered into an unsecured revolving credit facility under which it may borrow up to $80 million from a group of lenders. MGE Energy has the right to request an increase in the aggregate commitment amount up to a maximum amount of $20 million so long as no default or unmatured default exists. Interest rates on borrowings under the credit facility are based on either prime or LIBOR plus an adder based on the senior unsecured credit rating of MGE. Interest is payable monthly. Amounts borrowed may be repaid and reborrowed from time to time until maturity. The credit agreement requires MGE to maintain a ratio of consolidated debt to consolidated total capitalization not to exceed a maximum of 65%.

Contractual Obligations and Commercial Commitments for MGE Energy and MGE

MGE Energy's and MGE's contractual obligations as of December 31, 2005, representing cash obligations that are considered to be firm commitments, are as follows:

(In thousands)		Payment due within:			Due after
	Total	1 Year	2-3 Years	4-5 Years	5 Years
MGE Energy
Long-term debt (a)	$223,500	$ -	$45,000	$ -	$178,500
Short-term debt (b)	82,500	82,500	-	-	-
Interest Expense (c)	226,571	13,427	24,908	20,995	167,241
Operating leases (d)	20,680	2,605	3,877	2,977	11,221
Purchase obligations (e)	239,805	83,403	62,605	52,718	41,079
Other long-term obligations (f)	304	304	-	-	-
Purchase obligations-WCCF (g)	1,004	1,004	-	-	-
Purchase obligations-Elm Road (h)	145,022	28,842	92,288	23,892	-
Total MGE Energy contractual obligations	$939,386	$212,085	$228,678	$100,582	$398,041
MGE
Long-term debt (a)	$223,500	$ -	$45,000	$ -	$178,500
Short-term debt (I)	66,000	66,000	-	-	-
Interest expense (c)	226,571	13,427	24,908	20,995	167,241
Operating leases (d)	20,680	2,605	3,877	2,977	11,221
Purchase obligations (e)	239,805	83,403	62,605	52,718	41,079
Other long-term obligations (f)	304	304	-	-	-
Purchase obligations-Elm Road (h)	145,022	28,842	92,288	23,892	-
Total MGE contractual obligations	$921,882	$194,581	$228,678	$100,582	$398,041

For additional information about:

(a) Long-term debt consisting of secured First Mortgage Bonds, unsecured medium-term notes, and debt held by MGE Power West Campus. See Footnote 9 of the Notes to Consolidated Financial Statements.

(b) Short-term debt consisting of commercial paper for MGE and borrowings under MGE Energy lines of credit, see Footnote 10 of the Notes to Consolidated Financial Statements.

(c) Amount represents interest expense on long-term facilities. See Footnote 9 of the Notes to Consolidated Financial Statements for further discussion of the long term debt outstanding at December 31, 2005.

(d) Operating leases. See Footnote 17 of the Notes to Consolidated Financial Statements.

(e) Purchase obligations for MGE consist of the purchase of electricity and natural gas, electric transmission, natural gas storage capacity, natural gas pipeline transportation, and the purchase and transport of coal. The Waupun wind power purchase agreement is not reflected in these figures as MGE is not currently able to estimate the related commitment as the site has not yet been constructed. See Footnote 17 of the Notes to Consolidated Financial Statements for additional discussion.

(f) Other long-term obligations are related to a special assessment for decontaminating and decommissioning of nuclear facilities. See Footnote 6 of the Notes to Consolidated Financial Statements.

(g) Purchase obligations for MGE Energy related to contracts for equipment and services related to the construction of WCCF.

(h) Purchase obligations for MGE and MGE Energy related to contracts for equipment and services related to the construction of Elm Road. See Footnotes 17 and 20 of the Notes to Consolidated Financial Statements.

(i) Short-term debt consisting of commercial paper. See Footnote 10 of the Notes to Consolidated Financial Statements.

The above amounts do not include any contributions that may be made for MGE's pension and postretirement plans. There are no required contributions for the 2006 plan year; however, MGE may be legally required under IRS standards to make contributions to the Plans in years subsequent to 2006. Due to uncertainties in the future economic performance of plan assets, discount rates, and other key assumptions, management is unable to estimate these amounts at this time. MGE made a $4.0 million contribution in 2006, related to the 2005 plan year. This payment was made strictly at MGE's discretion as there were no contributions required related to the 2005 plan year.

MGE has also made a $1.8 million conditional commitment to the City of Madison for certain "green energy" projects. This amount has not been included in the above table as the commitments are conditional. Namely, funds will not be provided to the City of Madison until MGE has reviewed each project's goals and objectives. If the funding eligibility criteria is met, the funds will be paid out ratably over a eight year period.

MGE Energy's and MGE's commercial commitments as of December 31, 2005, representing commitments triggered by future events and including financing arrangements to secure obligations of MGE Energy and MGE, and guarantees by MGE, are as follows:

		Expiration within:			Due after
(In thousands)	Total	1 Year	2-3 Years	4-5 Years	5 Years
MGE Energy
Available lines of credit (a)	$ 155,000	$ 20,000	$ -	$ 135,000	$ -
Guarantees (b)	5,455	819	1,949	1,403	1,284
MGE
Available lines of credit (c)	$ 75,000	$ 20,000	$ -	$ 55,000	$ -
Guarantees (d)	5,086	758	1,703	1,341	1,284

(a) Amount includes those facilities discussed in (c) plus an additional line of credit. Namely, MGE Energy has available at any time a $80 million committed revolving credit agreement, expiring in December 2010. Additionally, at December 31, 2005, there was $16.5 million on this credit facility outstanding.

(b) Amounts include those guarantees described in (d) as well as guarantees held by MGE Energy. Namely, MGE Energy has guaranteed debt service payments on a development project.

(c) Lines of credit consisting of a five-year, $55 million committed revolving credit agreement expiring in December 2010, and an additional $20 million credit note that matures on March 31, 2006. Each credit facility is used to support commercial paper issuances. At December 31, 2005, there were no borrowings under either credit facility. Additionally, at December 31, 2005, there was $66 million of commercial paper outstanding.

(d) MGE has guaranteed repayment of certain receivables it sold to a financial institution under a chattel paper agreement. See Footnotes 17 of the Notes to Consolidated Financial Statements.

Other Factors

Due to the performance of the United States debt and equity markets, the value of assets held in trusts to satisfy the obligations of pension and postretirement benefit plans may vary.

Business and Regulatory Environment

Electric Transmission - ATC

On January 1, 2001, MGE transferred substantially all of its electric transmission facilities to ATC in exchange for an interest in this joint venture. At December 31, 2005, MGE Transco has a 4.4% ownership interest in ATC. ATC is comprised of Wisconsin investor-owned utilities and some Wisconsin municipal utilities, cooperatives, and power supply agencies.

The PSCW authorized an electric rate surcharge of $4.5 million, or 2.0%, over a twelve-month period ended October 23, 2003, for MGE to recover deferred costs associated with ATC's formation and ongoing incremental transmission costs during 2001 and 2002.

On November 21, 2002, MGE and ATC entered into an interconnection agreement related to transmission system upgrades for WCCF. MGE issued to ATC a "Notice to Proceed for the Procurement of the Equipment" for the system upgrades. MGE advanced a total of $12.8 million in funds for construction of transmission equipment and work done by ATC related to WCCF. These funds and the interest incurred by ATC were collected by MGE during 2005.

WEPCO and ATC entered into an interconnection agreement related to transmission system upgrades for Elm Road, of which MGE Power Elm Road has an undivided 8.33% ownership interest in. At December 31, 2005, MGE advanced Elm Road Services, LLC $1.6 million in funds for construction of transmission equipment and work done by ATC related to Elm Road. MGE will be reimbursed for all previously advanced funds upon completion of the project.

Regulatory Issues - Transmission

On April 1, 2005, the Midwest ISO implemented its bid-based energy market. Midwest ISO, a FERC approved RTO, is required to provide real-time energy services and a market-based mechanism for congestion management. This market-based platform for valuing transmission congestion is premised upon the LMP system that has been implemented in other states.

MGE received FTRs through the Midwest ISO allocation process. The Midwest ISO has also made available additional FTRs through an auction-based system run by the Midwest ISO. See footnote 15 of the Notes to the condensed consolidated financial statements for further discussion.

Wind Power Purchase Agreement

On July 16, 2004, MGE signed a 20-year power purchase agreement for 40 MW of wind energy to be located near Waupun, Wisconsin. Construction has not begun on this project, and discussions are currently on-going related to its viability. As a result, no final decisions or financial commitments have been made.

Blount Generating Station

On January 19, 2006, MGE announced a plan subject to certain conditions, that includes discontinuing coal use at the end of 2011 at Blount. The plant is capable of burning coal and natural gas. The plant will continue to run on natural gas but will be reduced from its current approximate 190 MW capacity to 100 MW when coal burning is discontinued. MGE anticipates full regulatory recovery of the costs associated with the discontinuance of coal at Blount.

Nonregulated Energy Outlook

WCCF

MGE Energy, through MGE Power, MGE Power West Campus, and MGE Construct, has constructed a natural gas-fired cogeneration facility on the UW campus. The facility has the capacity to produce 20,000 tons of chilled water, 500,000 pounds per hour of steam, and approximately 150 MW of electricity. The UW and MGE Power West Campus jointly own the facility. The UW owns a controlling interest in the chilled-water and steam plants, which are used to meet the UW's growing need for air-conditioning and steam-heat capacity. MGE Power West Campus owns a controlling interest in the electric generation plant, which is used to provide electricity to MGE's customers. See "Nonregulated Energy Operations" under Item 1, Business, for additional information regarding the WCCF, its construction and the lease arrangement between MGE Power West Campus and MGE.

For the year ended December 31, 2005, MGE Construct received a total service fee of $1.3 million (pretax) from the State in relation to its role as EPC contractor for WCCF. This amount is classified as revenue from nonregulated operations within MGE Energy's financial statements. As of December 31, 2005 the entire $5.0 million was recognized. This amount was recognized as services were rendered and was collected over a 22-month period.

On April 10, 2005, acceptance testing for the steam and chilled water portion of the facility began. On this date, MGE began allocating charges to the UW based on the operating agreement. Under the provisions of this arrangement, the UW is required to reimburse MGE for their allocated portion of fuel and operating expenses. These allocations are based on formulas outlined in the operating agreement. For the year ended December 31, 2005, the State was allocated $0.9 million in fuel and operating costs.

Elm Road

On November 4, 2005, MGE Power Elm Road closed on the exercise of an option to acquire an undivided 8.33% ownership interest in each of two 615 MW advanced technology, coal-fired generating units being constructed by We Energies in Oak Creek, Wisconsin. On that date, MGE Power Elm Road also made its initial payment for construction costs. MGE Power Elm Road's estimated share of capital costs for its 8.33% ownership interest in both units is approximately $170 million, which it intends to finance primarily through funds received from MGE Energy. MGE Energy expects that these funds will be raised through the sale of securities (via the Stock Plan), short-term debt, and normal operations. At December 31, 2005, MGE Power Elm Road had incurred $24.4 million (excluding capitalized interest) of costs on the project, which is reflected in the Construction Work In Progress balance on MGE and MGE Energy's condensed consolidated balance sheets. Of this amount, $2.1 million has not yet been paid.

On this date, MGE Energy and its subsidiaries entered into various agreements, including a facility lease agreement. This facility lease agreement is between MGE Power Elm Road (a nonregulated subsidiary of MGE Energy) and MGE. The financial terms of the facility lease include a capital structure of 55% equity and 45% long-term debt, and return on equity of 12.7%, a lease term of 30 years, and a 5% rent reduction in the first five years.

On November 1, 2005, MGE received approval from the PSCW to defer payments made to MGE Power Elm Road for carrying costs during construction of the facility, management fees, and community impact mitigation costs. MGE will begin collecting the carrying costs in rates in 2006. MGE estimates total carrying costs to be approximately $54 million. This amount is expected to be collected over multiple years. Of these costs, $10 million is estimated to relate to the capitalized interest and the debt portion of the facility. These costs will be recognized over the period in which the facility will be depreciated. The remaining $44 million is estimated to represent the equity portion and will be recognized over the period recovered in rates. MGE expects to begin collecting the management fees and community impact mitigation costs in rates in 2008. These costs are expected to be collected over a four year period.

Critical Accounting Policies - MGE Energy and MGE

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to unbilled revenues, pension obligations, income taxes, derivatives, and regulatory assets and liabilities. We base our estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Unbilled Revenues

Revenues from the sale of electricity and gas to customers are recorded when electricity/gas is delivered to those customers. The quantity of those sales is measured by customers' meters. Due to the large volume of those meters, it is impractical to read all of them at month end. Meters are read on a systematic basis throughout the month based on established meter-reading schedules. Consequently, at the end of any month, there exists a quantity of electricity and gas that has been delivered to customers but has not been captured by the meter readings. As a result, management must estimate revenue related to electricity and gas delivered to customers between their meter-read dates and the end of the period. These estimates include:

• The amount of electricity expected to be lost in the process of its transmission and distribution to customers (line loss) and the amount of electricity actually delivered to customers.

• The mix of sales between customer rate classes, which is based upon historical utilization assumptions.

During 2003, many of MGE's largest customers were shifted to a calendar-month-end bill. As a result of this shift, the majority of these customers' electricity usage is now accounted for in the unbilled calculation. The unbilled amounts for a month are based on actual usage billed the following month. Due to this billing shift and its impact on the unbilled calculation, MGE has seen the ratio of unbilled receivables to total electric sales climb. The ratio has settled into a range of 40% to 60%, and MGE will continue to monitor and track this range.

Allowance for Doubtful Accounts

MGE maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company determines the allowance based on historical write-off experience, regional economic data, and review of the accounts receivable aging. The Company reviews its allowance for doubtful accounts monthly. Although management believes that the allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses, if the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Pension Plans and Postretirement

MGE provides employees with certain retirement (pension) and postretirement (health care and life insurance) benefits. In order to measure the expense and obligations associated with these benefits, management must make a variety of estimates, including discount rates used to value certain liabilities, the expected return on plan assets set aside to fund these costs, the rate of compensation increase, employee turnover rates, retirement rates, health care trends, mortality rates, and other factors. These accounting estimates bear the risk of change due to the uncertainty attached to the estimate as well as the fact that these estimates are difficult to measure. Different estimates used by us could result in recognizing different amounts of expense over different periods of time.

We use third-party specialists to assist us in evaluating our assumptions as well as appropriately measure the costs and obligations associated with these retirement benefits. The discount rate and expected return on plan assets are based primarily on investment yields available and the historical performance of our plan assets. They are critical accounting estimates because they are subject to management's judgment and can materially affect net income.

• Assumed return on assets. This assumption represents the rate of return on plan assets reflecting the average rate of earnings expected on the funds invested (or to be invested) to provide for the benefits included in the projected benefit obligation. For 2005, MGE used a 9.0% assumed return on assets. One of the approaches MGE used in determining its assumed return on assets is based on historical returns. As of December 31, 2005, the ten-year historical return was 11.4%. Holding other assumptions constant, for every 1% reduction in the expected rate of return on plan assets, annual pension expense would increase by approximately $1.1 million, before taxes.

• Discount rate. The discount rate represents the rate at which pension obligations could effectively be settled on a present-value basis. MGE uses high-grade bond yields as a benchmark.

• Medical trend assumptions. The health care cost trend rate is the assumed rate of increase in per-capita health care charges. The health trend assumption for 2004 was reset from 12% to 10% as a result of an expanded relationship with a managed care health provider with a greater emphasis on preventive care, provider discounts and better utilization management.

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

Additionally, in determining our current income tax provision we assess temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded in our balance sheets. When we maintain deferred tax assets, we must assess the likelihood that these assets will be recovered through adjustments to future taxable income. To the extent we believe recovery is more likely than not, we establish a valuation allowance. We record an allowance reducing the asset to a value we believe will be recoverable based on our expectation of future taxable income. We believe the accounting estimate related to the valuation allowance is a critical accounting estimate because it is highly susceptible to change from period to period as it requires management to make assumptions about our future income over the lives of the deferred tax assets, and the impact of increasing or decreasing the valuation allowance is potentially material to our results of operations.

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

Conditional ARO

As of December 31, 2005, MGE adopted FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations" (FIN 47). FIN 47 clarified that a legal obligation associated with the retirement of a long-lived asset whose timing and/or method of settlement are conditional on a future event is within the scope of SFAS No. 143. Under FIN 47, MGE is required to record a conditional ARO at its estimated fair value if that fair value can be reasonably estimated. As of December 31, 2005, MGE had a liability of $9.2 million associated with its conditional AROs.

The adoption of FIN 47 required MGE to update an existing inventory of AROs, originally created for the adoption of SFAS No. 143, and to determine which, if any, of the conditional AROs could be reasonably estimated. The ability to reasonably estimate a conditional ARO was a matter of management judgment, based upon management's ability to estimate a settlement date or range of settlement dates and a method or potential method of settlement of its conditional AROs. In determining whether our conditional AROs could be reasonably estimated, management considered past practices, industry practices, management's intent, and the estimated economic life of the assets. The fair value of the conditional AROs was then estimated using an expected present value technique. Changes in management's assumptions regarding settlement dates, settlement methods, or assigned probabilities could have a material effect on the liability recorded at December 31, 2005. The liabilities associated with conditional AROs will be adjusted on an ongoing basis due to the passage of time and revisions to either the timing or the amount of the original estimates of undiscounted cash flows. These adjustments could have a significant impact on the Consolidated Balance Sheets. For more information regarding the adoption and ongoing application of FIN 47, see Note 18 of the Notes to Consolidated Financial Statements.

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

MGE Power West Campus and MGE Power Elm Road are VIEs pursuant to FIN 46(R), as the equity investment was not sufficient to permit the entity to finance its activities without additional support. MGE concluded a VIE relationship exists due to the long-term lease arrangements between MGE and MGE Power West Campus and MGE and MGE Power Elm Road. MGE Power West Campus and MGE Power Elm Road will lease a major portion of their assets, a power plant and an undivided interest in a power plant, to MGE, pursuant to these leasing arrangements, and MGE will absorb a majority of the expected losses, residual returns, or both.

FIN 46(R) also requires MGE to assess whether the participants within its Shared Savings program constitute VIEs in which MGE might be considered to be the consolidating entity. MGE has reviewed 88% of the total Shared Savings program balance and has determined that the provisions of FIN 46(R) are not applicable via the "business scope exception." For the remaining 12% of the total Shared Savings program balance, MGE has not performed this assessment. These entities are not legally obligated to provide the financial information to MGE that is necessary to determine whether MGE must consolidate these entities. MGE will continue to attempt to obtain information from these customers in order to determine whether they should be consolidated by MGE.

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

During the third quarter of 2004, MGE adopted the provisions of FSP 106-2, resulting in a remeasurement of its postretirement plans' assets and APBO as of January 1, 2004. The effect of the subsidy on benefits attributable to past service was accounted for as an actuarial experience gain, resulting in a decrease in the APBO of $4.3 million. The annualized reduction in the net periodic postretirement benefit cost is estimated to be $0.7 million compared to the annual cost calculated without considering the effects of the Prescription Drug Act. Previously reported financial information for the three months ended March 31, 2004 and June 30, 2004 have also been adjusted to reflect a reduction in net periodic postretirement benefit cost as if FSP 106-2 was adopted as of January 1, 2004. Amounts for these periods, when presented for comparative purposes, are presented as such.

FSP 109-1

In December 2004, the FASB issued FSP 109-1, "Application of FASB Statement No. 109, 'Application for Income Taxes,' to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" (FSP FAS 109-1). The American Jobs Creation Act of 2004 (Act), signed into law on October 22, 2004, provided, generally, for a tax deduction, effective for taxable years beginning after December 31, 2004, for domestic manufacturing activities of up to nine percent (when fully phased-in) of the lesser of "qualified production activities income," as defined in the Act, or taxable income. FSP 109-1 clarified that the tax deduction for domestic manufacturing activities under the Act should be accounted for as a special deduction in accordance with SFAS No. 109, "Accounting for Income Taxes" (SFAS No. 109). MGE estimates its tax deduction for 2005 to be $0.3 million. The benefit of the 2005 deduction was deferred by the PSCW resulting in a regulatory liability in the amount of $0.2 million as of December 31, 2005 on the balance sheets of both MGE Energy and MGE.

EITF 03-01 and FSP 115-1

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

In November 2005, FASB issued FSP 115-1 and 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." This FSP addresses the determination as to when an investment is considered impaired, whether the impairment is other-than-temporary, and the measurement of an impairment loss. The investment is impaired if the fair value is less than cost. The impairment is other-than-temporary for equity and debt securities that can contractually be prepaid or otherwise settled in such a way that the investor would not recover substantially all of its costs. If an impairment is deemed to be other-than-temporary, an impairment loss shall be recognized in earnings equal to the difference between the investment's cost and its fair value. The guidance in this FSP is effective in reporting periods beginning after December 15, 2005. The Company has reviewed FSP 115-1 and 124-1 and does not expect the adoption of this FSP to have a material impact on its operating results or financial position.

FIN 47

In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations an Interpretation of FASB Statement No. 143. This Interpretation clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. Additionally, this Interpretation clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. As of December 31, 2005, MGE adopted FIN 47. Under FIN 47, MGE is required to record a conditional ARO at its estimated fair value if that fair value can be reasonably estimated. As of December 31, 2005, MGE had a liability of $9.2 million associated with its conditional AROs. The cumulative effect of the change in accounting principle related to FIN 47 had no impact on the utility company's Consolidated Statements of Income due to the application of SFAS No. 71. On December 12, 2005, MGE received notice from the PSCW permitting recognition of a regulatory asset or liability associated with the adoption of FIN 47, and the differences in ongoing expense recognition under FIN 47 for conditional ARO costs.

SFAS No. 153

In December 2004, the FASB issued FAS Statement No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, 'Accounting for Nonmonetary Transactions'" (SFAS No. 153). Previously, APB Opinion No. 29 had required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.

SFAS No. 154

In May 2005, the FASB issued SFAS No. 154, Accounting for Changes and Error Corrections, a replacement of APB (Accounting Principles Board) Opinion No. 20 and SFAS No. 3. Previously, APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, required the inclusion of the cumulative effect of changes in accounting principle in net income of the period of the change. SFAS No. 154 requires companies to recognize a change in accounting principle, including a change required by a new accounting pronouncement when the pronouncement does not include specific transition provisions, retrospectively to prior periods' financial statements. MGE and MGE Energy will assess the impact of a retrospective application of any change in accounting principle in accordance with SFAS No. 154 when such a change arises after the effective date of January 1, 2006.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk - MGE Energy and MGE.

MGE Energy and MGE are potentially exposed to market risk associated with interest rates, commodity prices, weather, and equity returns. MGE currently has no exposure to foreign currency risk. MGE manages some risk exposure through risk management policies and uses derivative instruments. MGE's market risk has not changed between 2004 and 2005. MGE does not enter into speculative trading transactions.

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

On October 17, 2005, MGE entered into two non-exchange traded weather derivatives. The first agreement extended from November 2005 until December 2005. This agreement had a premium of $0.1 million. Additionally, any payment or receipt under this agreement is limited to $0.4 million. The second agreement extends from January 2006 until March 2006. This agreement also has a premium of $0.1 million. Additionally, any payment or receipt under this agreement is limited to $0.6 million.

The Company is accounting for the HDD Collar using the intrinsic value method pursuant to the requirements of EITF No. 99-2, Accounting for Weather Derivatives. Through December 31, 2005, actual HDD were 2,201, resulting in less than a $0.1 million loss for MGE.

A summary of actual weather information in the utility segment's service territory during 2005, 2004, and 2003, as measured by degree days, may be found in Results of Operations.

Commodity Price Risk

MGE has commodity price risk exposure with respect to the price of natural gas, electricity, coal, and oil. MGE employs established policies and procedures to reduce the market risks associated with changing commodity prices, including the use of commodity and financial instruments (see Footnote 15 of the Notes to Consolidated Financial Statements). MGE's commodity risks are somewhat mitigated by the current ratemaking process in place for recovering electric fuel, purchased energy, and the cost of natural gas purchased for resale. MGE's electric fuel costs are subject to fuel rules established by the PSCW, which further mitigate commodity risk. Under the fuel rules, if electric fuel costs exceed or fall below a 3.0% bandwidth set by the PSCW, MGE can apply for a fuel surcharge or may have a fuel credit to its customers. Under the PGA authorized by the PSCW, MGE passes through to customers the cost of gas, subject to certain limited incentives. Effective January 1, 2006, the PSCW modified MGE's fuel rules bandwidth to a range of -.5% to +2.0%. MGE may be required to refund to customers if the fuel rules costs fall outside the lower end of the range (0.5%), and would be allowed to request a surcharge if the fuel rules costs exceeded the upper end of the range (2%).

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

Interest Rate Risk

Both MGE and MGE Energy have short term borrowings at varying interest rates. MGE issues commercial paper for its short-term borrowings, while MGE Energy draws from its current credit facility to meet its short term borrowing needs (see Footnote 10 of the Notes to Consolidated Financial Statements). Borrowing levels vary from period to period depending upon capital investments and other factors. Future short-term interest expense and payments will reflect both future short-term interest rates and borrowing levels. MGE Energy and MGE manage interest rate risk by limiting its variable rate exposure and continually monitoring the effects of market changes on interest rates. MGE is not exposed to changes in interest rates on a substantial portion of its long-term debt until that debt matures and is refinanced at market rates. Assuming the current level of variable rate borrowings and assuming a 1% change in the 2005 average interest rate under these borrowings, it is estimated that our 2005 interest expense and net income would have changed by $0.7 million for MGE and $0.8 million for MGE Energy.

Equity Price Risk - Pension-Related Assets

MGE currently funds its liabilities related to employee benefits through trust funds. These funds, which include investments in debt and equity securities, are managed by various investment managers. Changes in market value of these investments can have an impact on the future expenses related to these liabilities. Holding other assumptions constant, for every 1% reduction in the expected rate of return on plan assets, annual pension expense would increase by approximately $1.1 million, before taxes. MGE's risk of expense and annuity payments, as a result of changes in the market value of the trust funds, is mitigated in part through future rate actions by the PSCW.

Construction Risk

On November 4, 2005, MGE Power Elm Road closed on the exercise of an option to acquire an undivided 8.33% ownership interest in each of two 615 MW advanced technology, coal-fired generating units being constructed by We Energies in Oak Creek, Wisconsin. The PSCW previously issued an order that approves key financial terms of the leased generation contracts including fixed construction cost of the two Elm Road units.

Large construction projects of this type are subject to usual construction risks over which we will have limited or no control and which might adversely affect project costs and completion time. These risks include, but are not limited to, shortages of, the inability to obtain or the cost of labor or materials, the inability of the general contractor or subcontractors to perform under their contracts, strikes, adverse weather conditions, the inability to obtain necessary permits in a timely manner and changes in applicable laws or regulations, governmental actions and events in the global economy. If the final costs for the construction of the Elm Road units exceed the fixed costs allowed in the PSCW order, this excess cannot be recovered from MGE or its customers unless specifically allowed by the PSCW. Project costs above the authorized amount, but below the 5% cap will be subject to a prudence determination by the PSCW.

The start of construction was delayed by litigation. Thus, We Energies estimates that project costs will increase. MGE Power Elm Road's estimated share of the increase is approximately $4.0 million. This represents an increase of approximately 2.4% in the total cost of the project. We Energies believes these costs are ultimately recoverable under the terms of the lease agreements, however, recovery is subject to final calculation of costs and also to review and approval by the PSCW.

In September 2003, several parties filed a request with the Wisconsin Department of Natural Resources (WDNR) for a contested case hearing in connection with the application to the WDNR for a Chapter 30 permit for wetlands and waterways alterations and construction on the bed of Lake Michigan for the construction of the Oak Creek expansion. That request was granted and assigned to an administrative law judge. The hearing took place in August 2004 and in November 2004, the administrative law judge approved the WDNR's issuance of the Chapter 30 permit for the Oak Creek expansion. In December 2004, opponents filed a petition for review of the decision in Dane County Circuit Court. In March 2005, the court dismissed the appeal. The opponents appealed the court's dismissal to the Wisconsin Court of Appeals. In February 2006, the Wisconsin Court of Appeals affirmed the lower court's dismissal of the case. The opponents can seek reconsideration of the court's decision or can petition the Wisconsin Supreme Court for review.

We Energies applied to the WDNR to modify the existing Wisconsin Pollution Discharge Elimination System (WPDES) permit that is required for operation of the water intake and discharge system for the planned Oak Creek expansion and existing Oak Creek generating units. In March 2005, the WDNR determined that the proposed cooling water intake structure and water discharge system meets regulatory requirements and reissued the WPDES permit with specific limitations and conditions. The opponents filed a petition for judicial review in Dane County Circuit Court and a request for a contested case proceeding with the WDNR. In September 2005, the judicial review proceeding in Dane County Circuit Court was dismissed. All parties to this action agreed to the dismissal. The WDNR granted a contested case hearing and the administrative law judge has scheduled a hearing for March 2006. A decision by the administrative law judge is anticipated in 2006.

In May 2005, We Energies received the Army Corps of Engineers federal permit necessary for the construction of the Oak Creek expansion. Opponents may appeal the permit in federal court.

Regulatory Recovery Risk

MGE's electric operations burn natural gas in several of its peak power plants or as a supplemental fuel at several coal-fired plants and, in many cases, the cost of purchased power is tied to the cost of natural gas. MGE bears significant regulatory risk for the recovery of such fuel and purchased power costs when they are higher than the base rate established in its current rate structure.

As noted above in Commodity Price Risk, the electric operations of MGE operate under a "fuel rules" adjustment clause for fuel and purchased power costs associated with the generation and delivery of electricity. This clause establishes a base rate for fuel and purchased power. In 2005 and 2004, MGE assumed the risks and benefits of variances that were within a 3.0% bandwidth. For 2005 and 2004, fuel and purchased power costs included in MGE's base fuel rates were $102.4 million and $95.0 million, respectively. In 2005, a fuel rules surcharge was in place from November 11, 2005 through December 31, 2005, which totaled $1.7 million. In 2004, the base fuel rates included a fuel credit in the amount of $3.8 million. Effective January 1, 2006, the PSCW modified MGE's fuel rules bandwidth to a range of -0.5% to +2.0%. MGE may be required to refund to customers if the fuel rules costs fall outside the lower end of the range (0.5%), and would be allowed to request a surcharge if the fuel rules costs exceeded the upper end of the range (2%).

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

MGE is obligated to provide service to all electric and gas customers within its respective franchised territories. As a result, MGE has a broad customer base. For the year ended December 31, 2005, MGE's ten largest electric customers represented approximately 17.2% of its retail electric revenues. MGE's ten largest gas customers represented approximately 5.0% of its gas revenues. Credit risk for electric and gas is managed by MGE's credit and collection policies, which are consistent with state regulatory requirements.

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

Item 8. Financial Statements and Supplementary Data.

MGE Energy

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15f. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control- Integrated Framework issued by the Committee Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control- Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholders of MGE Energy, Inc.:

We have completed integrated audits of MGE Energy, Inc.'s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under 15(a)(1), present fairly, in all material respects, the financial position of MGE Energy, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 18 to the consolidated financial statements, the Company changed its method of accounting for asset retirement obligations in accord with FIN 47, "Accounting for Conditional Asset Retirement Obligations," as of December 31, 2005, and FASB No. 143, "Accounting for Asset Retirement Obligations," as of January 1, 2003. Further, as discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of FIN No. 46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51 (revised December 2003)," as of December 31, 2003.

Internal control over financial reporting

Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

March 1, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholder of Madison Gas and Electric Company:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Madison Gas and Electric Company and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 18 to the consolidated financial statements, the Company changed its method of accounting for asset retirement obligations in accord with FIN 47, "Accounting for Conditional Asset Retirement Obligations," as of December 31, 2005, and FASB No. 143, "Accounting for Asset Retirement Obligations," as of January 1, 2003. Further, as discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of FIN No. 46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51 (revised December 2003)," as of December 31, 2003.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

March 1, 2006

 MGE Energy, Inc.

 Consolidated Statements of Income

 (In thousands, except per-share amounts)

	For the years ended December 31,
	2005	2004	2003
Operating Revenues:
Regulated	$511,517	$422,149	$401,547
Nonregulated	1,853	2,732	1,023
Total Operating Revenues	513,370	424,881	402,570

Operating Expenses:
Fuel for electric generation	65,016	43,033	41,013
Purchased power	81,676	51,984	49,449
Natural gas purchased	146,110	114,646	104,163
Other operations and maintenance	117,552	115,633	112,155
Depreciation and amortization	29,275	24,917	23,344
Other general taxes	13,269	12,715	11,592
Total Operating Expenses	452,898	362,928	341,716
Operating Income	60,472	61,953	60,854

Other income, net	4,938	3,927	1,888
Interest expense	(13,448)	(11,384)	(12,201)
Income before income taxes	51,962	54,496	50,541
Income tax provision	(19,871)	(20,656)	(19,901)
Net Income	$ 32,091	$ 33,840	$ 30,640

Earnings Per Share of Common Stock (basic and diluted):	$1.57	$1.77	$1.71

Dividends paid per share of common stock	$1.37	$1.36	$1.35

Average Shares Outstanding (basic and diluted)	20,436	19,119	17,894

The accompanying notes are an integral part of the above consolidated financial statements.

 MGE Energy, Inc.

 Consolidated Statements of Cash Flows

 (In thousands)

	For the years ended December 31,
	2005	2004	2003
Operating Activities:
Net income	$ 32,091	$ 33,840	$ 30,640
Items not affecting cash:
Depreciation and amortization	29,275	24,917	23,344
Deferred income taxes	10,900	8,832	8,075
Amortization of investment tax credits	(460)	(502)	(516)
Equity in earnings in ATC	(4,871)	(4,236)	(3,687)
Amortization of debt issuance costs and bond expense	493	516	484
Other items	695	639	(514)
Gain on the sale of property	-	(938)	-
Changes in working capital items:
Trade and other Receivables, net	(16,775)	(6,103)	(1,438)
Inventories	(12,468)	(4,839)	(5,195)
Unbilled revenues	(5,552)	(3,236)	(3,105)
Prepayments	2,052	(1,598)	(3,674)
Retainage receivable	2,500	-	-
Accounts payable	7,014	8,385	2,479
Accrued interest and tax	2,979	(47)	(394)
Other current liabilities	(1,478)	(396)	3,638
Prepayments to ATC	-	-	5,000
Other noncurrent items, net	3,432	4,330	11,009
Cash Provided by Operating Activities	49,827	59,564	66,146
Investing Activities:
Capital expenditures	(85,771)	(95,747)	(82,970)
ATC- capital contribution	(1,376)	(3,475)	-
Dividend income from ATC	3,550	3,055	2,640
Repayment (advance) from/ to ATC related to WCCF	12,964	(2,308)	(9,223)
Proceeds from sale of property	-	1,592	-
Advance to WEPCO for ATC work	(1,599)	-	-
Capital calls	(310)	-	-
Other	359	(644)	(1,539)
Cash Used for Investing Activities	(72,183)	(97,527)	(91,092)
Financing Activities:
Issuance of common stock, net	2,259	63,154	23,162
Purchase of treasury stock	(119)	-	-
Cash dividends paid on common stock	(28,054)	(25,943)	(24,137)
Repayment of long-term debt	-	(20,000)	(20,000)
Issuance of long-term debt, net	20,000	-	50,000
Increase (decrease) in short-term debt	29,225	21,595	(2,618)
Other	(1,128)	698	(183)
Cash Provided by Financing Activities	22,183	39,504	26,224
Change in Cash and Cash Equivalents:	(173)	1,541	1,278
Cash and cash equivalents at beginning of period	3,504	1,963	685
Cash and cash equivalents at end of period	$ 3,331	$ 3,504	$ 1,963

Supplemental disclosures of cash flow information:
Interest paid	$13,680	$11,518	$12,439
Income taxes paid	$7,339	$12,163	$18,279
Income taxes received	($3,313)	$ -	$ (3,159)

The accompanying notes are an integral part of the above consolidated financial statements.

 MGE Energy, Inc.

 Consolidated Balance Sheets

 (In thousands)

	At December 31,
ASSETS	2005	2004
Current Assets:
Cash and cash equivalents	$ 3,331	$ 3,504
Restricted cash	2,556	3,044
Accounts receivable, less reserves of $2,734 and $2,665, respectively	49,272	34,220
Other accounts receivable, less reserves of $93 and $90, respectively	9,079	22,820
Unbilled revenues	30,432	24,880
Materials and supplies, at lower of average cost or market	15,326	9,107
Fossil fuel	5,501	5,523
Stored natural gas, at lower of average cost or market	27,983	21,712
Prepaid taxes	12,436	14,510
Other prepayments	4,989	4,967
Total Current Assets	160,905	144,287
Other long-term receivables	3,969	1,417
Special billing projects	1,786	3,121
Regulatory assets	34,024	24,419
Deferred charges	11,120	12,110

Property, Plant, and Equipment, Net	611,419	480,725
Construction work in progress	56,238	127,244
Total Property, Plant, and Equipment	667,657	607,969

Other Property and Investments	37,446	35,448

Total Assets	$916,907	$828,771

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Short-term debt - commercial paper	$ 82,500	$ 53,275
Accounts payable	49,502	42,488
Accrued interest and taxes	3,328	3,101
Deferred income taxes	4,061	2,994
Other current liabilities	13,589	16,195
Total Current Liabilities	152,980	118,053

Other Credits:
Deferred income taxes	99,329	87,214
Investment tax credit - deferred	3,929	4,389
Regulatory liabilities	21,748	29,366
Accrued pension and other postretirement benefits	55,504	42,138
Other deferred liabilities	17,222	7,157
Total Other Credits	197,732	170,264

Capitalization:
Common shareholders' equity	343,883	338,197
Long-term debt	222,312	202,257
Total Capitalization	566,195	540,454
Commitments and contingencies (see footnote 17)	-	-

Total Liabilities and Capitalization	$916,907	$828,771

The accompanying notes are an integral part of the above consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Capitalization

(In thousands)

	At December 31,
	2005	2004
Common Shareholders' Equity:
Common stock - par value $1 per share:
Authorized 50,000,000 shares
Issued 20,454,496 and 20,389,619 shares, respectively	$ 20,454	$ 20,390
Common stock held in treasury, at cost (3,384 shares)	(119)	-
Additional paid-in capital	231,877	229,682
Retained earnings	91,476	87,439
Accumulated other comprehensive income (net of tax)	195	686
Total Common Shareholders' Equity	343,883	338,197

First Mortgage Bonds:
7.70%, 2028 Series	1,200	1,200

Other Long-Term Debt:
7.49%, due 2007	15,000	15,000
6.02%, due 2008	30,000	30,000
4.875% 2012 Series, Industrial Development Revenue Bonds	19,300	19,300
5.875% 2034 Series, Industrial Development Revenue Bonds	28,000	28,000
6.58%, due 2012	15,000	15,000
5.26%, due 2017	20,000	20,000
7.12%, due 2032	25,000	25,000
6.12%, due 2028	20,000	20,000
5.68%, due 2033	30,000	30,000
5.19% due 2033	20,000	-
Total Other Long-Term Debt	222,300	202,300

Unamortized discount	(1,188)	(1,243)
Total Long-Term Debt	222,312	202,257

Total Capitalization	$566,195	$540,454

The accompanying notes are an integral part of the above consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Common Equity and Comprehensive Income

(In thousands, except per-share amounts)

	Common Stock Shares Value		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Comprehensive Income	Total
2003
Beginning balance - December 31, 2002	17,575	$17,575		$146,181	$73,039	$ (9,425)		$227,370
Net income					$30,640		$30,640	30,640
Other comprehensive income/(loss):
Minimum pension liability adjustment, net of $4,046 tax expense						$ 6,035	6,035	6,035
Total comprehensive income							$36,675
Common stock dividends declared ($1.35 per share)					(24,137)			(24,137)
Common stock issued, net	769	769		22,393				23,162
Ending balance - December 31, 2003	18,344	$18,344	-	$168,574	$79,542	$(3,390)		$263,070

2004
Net income					$33,840		$33,840	$33,840
Other comprehensive income/(loss):
Minimum pension liability reclassification, net of $2,273 tax expense						$ 3,390	3,390	3,390
Net unrealized gain on investments, net of $460 tax expense						686	686	686
Total comprehensive income							$37,916
Common stock dividends declared ($1.36 per share)					(25,943)			(25,943)
Common stock issued, net	2,046	2,046		61,108				63,154
Ending balance - December 31, 2004	20,390	$20,390	-	$229,682	$87,439	$ 686		$338,197

2005
Net income					$32,091		$32,091	$32,091
Other comprehensive income/(loss):
Net unrealized loss on investments, net of $329 tax benefit						$ (491)	(491)	(491)
Total comprehensive income							$31,600
Treasury Stock, at cost			$(119)					(119)
Common stock dividends declared ($1.37 per share)					(28,054)			(28,054)
Common stock issued, net	64	64		2,195				2,259
Ending balance - December 31, 2005	20,454	$20,454	($119)	$231,877	$91,476	$195		$343,883

The accompanying notes are an integral part of the above consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Income

(In thousands)

	For years ended December 31,
	2005	2004	2003
Operating Revenues:
Regulated electric revenues	$310,984	$250,386	$241,745
Regulated gas revenues	200,533	171,763	159,802
Nonregulated revenues	603	-	-
Total Operating Revenues	512,120	422,149	401,547

Operating Expenses:
Fuel for electric generation	65,016	43,033	41,013
Purchased power	81,676	51,984	49,449
Natural gas purchased	146,110	114,646	104,163
Other operations and maintenance	117,272	115,189	111,773
Depreciation and amortization	29,275	24,917	23,344
Other general taxes	13,268	12,713	11,589
Income tax provision	16,924	18,655	19,094
Total Operating Expenses	469,541	381,137	360,425
Net Operating Income	42,579	41,012	41,122

Other Income and Deductions:
AFUDC - equity funds	417	548	514
Equity in earnings in ATC	4,871	4,236	3,687
Income tax provision	(2,494)	(866)	(463)
Other deductions	(354)	(1,444)	(2,315)
Total Other Income and Deductions	2,440	2,474	1,423

Interest Expense:
Interest on long-term debt	12,527	11,579	12,825
Other interest	1,158	(60)	(379)
AFUDC - borrowed funds	(155)	(217)	(230)
Net Interest Expense	13,530	11,302	12,216
Net Income Before Minority Interest	$ 31,489	$ 32,184	$ 30,329
Minority interest, net of tax	(5,438)	-	-
Net Income	$ 26,051	$ 32,184	$ 30,329

The accompanying notes are an integral part of the above financial statements.

Madison Gas and Electric Company

Consolidated Statements of Cash Flows

(In thousands)

	For the years ended December 31,
Operating Activities:	2005	2004	2003
Net income	$ 26,051	$ 32,184	$ 30,329
Items not affecting cash:
Depreciation and amortization	29,275	24,917	23,344
Deferred income taxes	10,895	8,831	8,135
Amortization of investment tax credits	(460)	(502)	(516)
Amortization of debt issuance costs and bond discount	493	516	484
AFUDC - equity funds	(414)	(548)	(514)
Equity in earnings in ATC	(4,871)	(4,236)	(3,687)
Minority interest, net of tax	5,438	-	-
Gain on the sale of property	-	(359)	-
Other items	1,109	1,181	-
Changes in working capital items:
Trade and other receivables, net	(21,998)	(3,491)	1,838
Inventories	(12,468)	(4,839)	(5,195)
Unbilled revenues	(5,552)	(3,236)	(3,105)
Prepayments	3,983	(2,229)	(4,119)
Accounts payable	(8,697)	5,868	3,110
Accrued taxes and interest	4,325	(45)	(367)
Other current liabilities	(1,302)	(478)	3,575
Prepayments to ATC		-	5,000
Other noncurrent items, net	3,486	4,200	12,394
Cash Provided by Operating Activities	29,293	57,734	70,706
Investing Activities:
Capital expenditures	(85,771)	(95,775)	(43,755)
Payment (advance) from/ to ATC related to WCCF	12,964	(2,308)	(9,223)
ATC-capital contribution	(1,376)	(3,475)	-
Dividend income from ATC	3,550	3,055	2,640
AFUDC - borrowed funds	(159)	(217)	(230)
Advance to WEPCO for ATC work	(1,599)	-	-
Proceeds from sale of property, plant, and equipment	-	980	-
Other	418	(453)	(1,309)
Cash Used for Investing Activities	(71,973)	(98,193)	(51,877)
Financing Activities:
Equity contributions from parent	-	20,532	19,606
Cash dividends paid to parent	(25,831)	(25,158)	(29,685)
Cash dividends paid to parent from WCCF	(10,513)	-	-
Affiliate financing of MGE Power Elm Road	25,441	-	-
Affiliate financing of MGE Power West Campus	-	432	(10,542)
Equity contribution received by MGE Power West Campus	7,078	40,377	-
Equity contributions received by MGE Transco and MGE Power Elm Road	1,386	-	-
Long-term debt maturities/redemptions	-	(20,000)	(20,000)
Issuance of long-term debt	20,000	-	20,000
Increase in short-term debt	25,725	24,775	2,000
Other	(697)	21	(283)
Cash Provided by (Used for) Financing Activities	42,589	40,979	(18,904)
Change in Cash and Cash Equivalents	(91)	520	(75)
Cash and cash equivalents at beginning of period	913	393	468
Cash and cash equivalents at end of period	$ 822	$ 913	$ 393

Supplemental disclosures of cash flow information:
Interest paid	$13,192	$11,028	$12,439
Income taxes paid	$4,789	$11,906	$18,279
Income taxes received	($3,313)	-	($3,159)

Non cash operating, investing, and financing activities:
Assignment of liabilities from MGE Power to MGE Power West Campus	-	-	$46,618
Assignment of assets from MGE Power to MGE Power West Campus	-	-	($46,618)

The accompanying notes are an integral part of the above financial statements.

Madison Gas and Electric Company

Consolidated Balance Sheets

(In thousands)

	At December 31,
ASSETS	2005	2004
Utility Plant (At Original Cost, In Service):
Electric	$646,444	$ 612,684
Gas	251,555	242,074
Nonregulated	108,372	1,271
Gross plant in service	1,006,371	856,029
Less accumulated provision for depreciation	(394,925)	(375,304)
Net plant in service	611,446	480,725
Construction work in progress	56,238	127,272
Total Utility Plant	667,684	607,997
Other property and investments	988	1,214
Investment in ATC	35,239	32,542
Total Other Property and Investments	36,227	33,756
Current Assets:
Cash and cash equivalents	822	913
Restricted cash	2,556	3,044
Accounts receivable, less reserves of $2,734 and $2,665, respectively	49,230	34,212
Affiliate receivables	6,376	636
Other accounts receivable, less reserves of $93 and $90, respectively	4,596	16,320
Unbilled revenues	30,432	24,880
Materials and supplies, at lower of average cost or market	15,326	9,107
Fossil fuel	5,501	5,523
Stored natural gas, at lower of average cost or market	27,983	21,712
Prepaid taxes	11,380	15,383
Other prepayments	4,959	4,939
Total Current Assets	159,161	136,669
Other long-term receivables	3,969	1,417
Special billing projects	1,786	3,121
Regulatory assets	34,024	24,419
Other deferred charges	10,945	12,097
Total Assets	$ 913,796	$ 819,476
CAPITALIZATION AND LIABILITIES
Common stockholder equity	$ 287,966	$ 287,830
Minority interest	43,766	40,377
Long-term debt	222,312	202,257
Total Capitalization	554,044	530,464
Current Liabilities:
Short-term debt - commercial paper	66,000	40,275
Accounts payable	48,398	37,754
Affiliate payables	9	19,350
Accrued interest and taxes	4,319	3,099
Accrued payroll - related items	5,953	7,439
Deferred income taxes	4,069	3,006
Other current liabilities	7,516	7,883
Total Current Liabilities	136,264	118,806
Other Credits:
Deferred income taxes	99,645	86,906
Investment tax credit - deferred	3,929	4,389
Regulatory liabilities	21,748	29,366
Accrued pension and other postretirement benefits	55,504	42,138
Affiliate payable long-term	25,441	-
Other deferred liabilities	17,221	7,407
Total Other Credits	223,488	170,206
Commitments and contingencies (see footnote 17)	-	-
Total Capitalization and Liabilities	$ 913,796	$ 819,476

The accompanying notes are an integral part of the above financial statements.

Madison Gas and Electric Company

Consolidated Capitalization Statement

(In thousands)

	At December 31,
	2005	2004
Common Shareholder's Equity:
Common stock - par value $1 per share:
Authorized 50,000,000 shares
Outstanding 17,347,889 and 17,347,889 shares, respectively	$ 17,348	$ 17,348
Additional paid-in capital	184,917	184,917
Retained earnings	85,722	85,502
Accumulated other comprehensive income (loss) (net of tax)	(21)	63
Total Common Shareholders' Equity	287,966	287,830

Minority Interest	43,766	40,377

Redeemable Preferred Stock, Cumulative, $25 par value, 1,175,000 authorized, but unissued	-	-

First Mortgage Bonds:
7.70%, 2028 Series	1,200	1,200

Other Long-Term Debt:
7.49%, due 2007	15,000	15,000
6.02%, due 2008	30,000	30,000
4.875% 2012 Series, Industrial Development Revenue Bonds	19,300	19,300
5.875% 2034 Series, Industrial Development Revenue Bonds	28,000	28,000
6.58%, due 2012	15,000	15,000
5.26%, due 2017	20,000	20,000
7.12%, due 2032	25,000	25,000
6.12%, due 2028	20,000	20,000
5.68%, due 2033	30,000	30,000
5.19% due 2033	20,000	-
Other Long-Term Debt	222,300	202,300

Unamortized discount	(1,188)	(1,243)
Total Long-Term Debt	222,312	202,257

Total Capitalization	$554,044	$530,464

The accompanying notes are an integral part of the above financial statements.

Madison Gas and Electric Company

Consolidated Statements of Common Equity and Comprehensive Income

(In thousands, except per-share amounts)

	Common Stock Shares Value		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Comprehensive Income	Total
2003
Beginning balance - December 31, 2002	17,348	$17,348	$144,779	$77,832	$ (9,425)		$230,534
Net income				$30,329		$30,329	30,329
Other comprehensive income/(loss):
Minimum pension liability adjustment, net of $4,046 tax expense					$6,035	6,035	6,035
Total comprehensive income						$36,364
Common stock dividends declared				(29,685)			(29,685)
Capital distribution from parent			19,606				19,606
Ending balance - December 31, 2003	17,348	$17,348	$164,385	$78,476	$(3,390)		$256,819

2004
Net income				$32,184		$32,184	$32,184
Other comprehensive income/(loss):
Minimum pension liability reclassification, net of $2,273 tax expense					$3,390	3,390	3,390
Net unrealized gain on investments, net of $42 tax expense					63	63	63
Total comprehensive income						$35,637
Common stock dividends declared				(25,158)			(25,158)
Capital distribution from parent			20,532				20,532
Ending balance - December 31, 2004	17,348	$17,348	$184,917	$85,502	$ 63		$287,830

2005
Net income				$26,051		$26,051	$26,051
Other comprehensive income/(loss):
Net unrealized loss on investments, net of $57 tax benefit					$ (84)	(84)	(84)
Total comprehensive income						$25,967
Common stock dividends declared				(25,831)			(25,831)
Ending balance - December 31, 2005	17,348	$17,348	$184,917	$85,722	($21)		$287,966

The accompanying notes are an integral part of the above financial statements.

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003

This report is a combined report of MGE Energy and MGE. The notes to the consolidated financial statements that follow include consolidated MGE Energy footnotes and certain footnotes related to MGE.

1.

Summary of Significant Accounting Policies.

a.

Regulation and System of Accounts-MGE Energy and MGE

Accounting policies for regulated operations are in accordance with those policies prescribed by the regulatory authorities having jurisdiction, principally the PSCW and FERC. MGE's accounting records conform to the FERC uniform system of accounts.

b.

Principles of Consolidation - MGE Energy and MGE.

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

MGE, a wholly owned subsidiary of MGE Energy, is a regulated electric and gas utility headquartered in Madison, Wisconsin. MGE is the majority owner of MGE Transco. MGE Transco is a non-regulated entity formed to manage the Company's investment in ATC.

Wholly owned subsidiaries of MGE Energy include CWDC, MAGAEL, MGE Construct, and MGE Power. MGE Power owns 100% of MGE Power West Campus and MGE Power Elm Road. MGE Power and its subsidiaries are part of our nonregulated energy operations, which were formed to construct and own new electric generation projects.

In 2003, MGE began consolidating the financial statements of subsidiaries in which it has a controlling financial interest, pursuant to the requirements of FIN 46R. In accordance with these provisions, MGE has consolidated MGE Power West Campus and MGE Power Elm Road. See Notes 2,19, and 20 to the Consolidated Financial Statements for more discussion of these entities.

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

Reclassifications - MGE Energy and MGE.

Certain prior-year amounts have been reclassified for comparative purposes. These reclassifications did not affect consolidated net income or shareholders' equity for the years presented.

e.

Cash Equivalents - MGE Energy and MGE.

MGE Energy and MGE consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

f.

Restricted Cash- MGE Energy and MGE.

MGE has certain cash accounts that are restricted to uses other than current operations and designated for a specific purpose. MGE's restricted cash accounts include amounts held as margin accounts and cash held by trustees for certain employee benefits.

g.

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

MGE is obligated to provide service to all electric and gas customers within its respective franchised territories. MGE's franchised electric territory includes a 250-square-mile area in Dane County, Wisconsin, and MGE's franchised gas territory includes a service area covering 1,350 square miles in Wisconsin. MGE manages this concentration and the related credit risk through its credit and collection policies, which are consistent with state regulatory requirements.

h.

Other Receivables - MGE Energy and MGE.

Other receivables represent receivables generated from nonregulated operations or from activities that are outside of the core business. A majority of these receivables relate to the WCCF and Elm Road projects.

i.

Inventories - MGE Energy and MGE.

Inventories consist of natural gas in storage, fossil fuels, materials and supplies and SO2 allowances. MGE values natural gas in storage, coal at the Columbia facility, and materials and supplies using average cost. MGE values coal at Blount using last-in-first out pricing (LIFO).

At December 31, 2005 and December 31, 2004, $1.2 million and $1.1 million respectively, of MGE's fossil fuel inventory was valued using LIFO. This inventory at current cost exceeds the LIFO stated value by $0.3 million and $0.4 million at December 31, 2005 and 2004, respectively. Additionally, during both 2005 and 2004, liquidation of LIFO layers, carried at costs that were lower than current purchases, resulted in a decrease to costs of goods sold of $0.1 million.

j.

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

k.

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

l.

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

Provisions at composite straight-line depreciation rates, excluding decommissioning costs, approximate the following percentages for the cost of depreciable property:

	2005	2004	2003
Electric	3.1%	3.0%	3.0%
Gas	3.4%	3.4%	3.3%

m.

Purchased Gas Adjustment Clause - MGE Energy and MGE.

MGE's natural gas rates are subject to a fuel adjustment clause designed to recover or refund the difference between the actual cost of purchased gas and the amount included in rates. Differences between the amounts billed to customers and the actual costs recoverable are deferred and recovered or refunded in future periods by means of prospective quarterly adjustments to rates. At December 31, 2005 and December 31, 2004, deferred energy costs of $5.3 million and $4.5 million, respectively, were recorded in other current liabilities on MGE's Consolidated Balance Sheet.

n.

Capitalized Interest - MGE Energy and MGE.

MGE Energy, through its subsidiaries MGE Power West Campus and MGE Power Elm Road, calculates capitalized interest in accordance with SFAS No. 34, Capitalization of Interest Cost, on construction projects for periods where financing is provided by MGE Energy through interim debt.

For the years ended December 31, 2005 and 2004, $0.7 million and $2.1 million in interest costs related to the WCCF project were capitalized, respectively. The total interest capitalized in conjunction with this project is $4.1 million. On April 26, 2005, when the electric generation facilities of WCCF began generating electricity, MGE Power West Campus discontinued the capitalization of interest, as the project was deemed to be substantially complete.

For the year ended December 31, 2005, $0.2 million in interest costs related to the Elm Road project were capitalized. The aforementioned amounts have been capitalized as part of the cost of the asset in accordance with the provisions set forth in SFAS No. 34. These costs will be amortized over the asset's estimated useful life.

o.

Allowance for Funds Used During Construction - MGE Energy and MGE.

Allowance for funds used during construction is included in utility plant accounts and represents the cost of borrowed funds used during plant construction and a return on shareholders' capital used for construction purposes. In the Consolidated Income Statements, the cost of borrowed funds (AFUDC-debt) is presented as an offset to interest expense and the return on shareholders' capital (AFUDC- capital) is shown as an Item within other income. As approved by the PSCW, MGE capitalized AFUDC-debt and equity on 50% of applicable average construction work in progress during 2005 at 9.49%. Although the allowance does not represent current cash income, it is recovered under the ratemaking process over the service lives of the related properties.

p.

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

q.

Capitalized Software Costs- MGE Energy and MGE.

Property, plant and equipment includes the capitalized costs of internal use software totaling $7.0 million at December 31, 2005 and $6.1 million at December 31, 2004. During 2005 and 2004, MGE recorded $0.9 million and $0.2 million of amortization expense related to these costs, respectively. These costs are amortized on a straight-line basis over the estimated useful lives of the assets. For internal use software, the useful lives range from five to ten years.

r.

Impairment of Long-Lived Assets - MGE Energy and MGE.

MGE reviews plant and equipment and other property for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. MGE's policy for determining when long-lived assets are impaired is to recognize an impairment loss if the sum of the expected future cash flows (undiscounted and without interest charges) from an asset are less than the carrying amount of that asset. If an impairment loss is recognized, the amount that will be recorded will be measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. MGE believes there is no impairment of long-lived assets in accordance with SFAS No. 144 at December 31, 2005.

s.

Emission Allowances-MGE Energy and MGE.

Emission allowances are included in inventory and are recorded at the lower of weighted average cost or market. These allowances are charged to fuel expense as they are used in operations. MGE's emission allowance balances as of December 31, 2005 and December 31, 2004 were $3.8 million and $0.2 million, respectively.

t.

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

Regulation and SFAS No. 109 have resulted in a regulatory liability related to income taxes. Excess deferred income taxes result from past taxes provided at rates higher than current rates. The SFAS No. 109 regulatory liability and deferred investment tax credit reflect the revenue requirement associated with the return of these tax benefits to customers.

Investment tax credits from regulated operations are amortized over related property service lives.

The 2005 tax credit for the generation of electricity from wind is based on kWh produced and sold during the year at the statutory tax credit rate of 1.9 cents per kWh. For 2004 and 2003, the statutory tax credit rate was 1.8 cents per kWh.

Excise Taxes

MGE Energy, through its utility operations, pays a state license fee tax in lieu of property taxes on property used in utility operations. License fee tax is calculated as a percentage of adjusted operating revenues of the prior year. The electric tax rate is 3.19% for retail sales and 1.59% for sales of electricity for resale by the purchaser. The tax rate on sale of natural gas is .97%. The tax is required to be estimated and prepaid in the year prior to its computation and expensing. License fee tax expense, included in other general taxes, was $9.7 million, $9.3 million, and $8.4 million for the years ended December 31, 2005, 2004, and 2003, respectively.

Operating income taxes, including tax credits, and license fee tax are included in rates for utility related items.

u.

Treasury Stock - MGE Energy.

Treasury shares are recorded at cost. Any shares of common stock repurchased are held as treasury shares unless cancelled or reissued. See Note 7 to the consolidated financial statements for further discussion.

v.

Comprehensive Income - MGE Energy and MGE.

The reporting of other comprehensive income is required under the provisions of SFAS No. 130, Reporting Comprehensive Income. Total Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to shareholders. Comprehensive income is reflected in the Consolidated Statements of Common Equity and Comprehensive Income.

w.

Unbilled Revenues - MGE Energy and MGE.

Revenues from the sale of electricity and gas to customers are recorded when electricity/gas is delivered to those customers. The quantity of those sales is measured by customers' meters, and customers' bills are based on readings of those meters. Due to the large number of those meters, it is impractical to read all of them at month-end. Thus, meters are read on a systematic basis throughout the month based on established meter-reading schedules. Consequently, at the end of any month, there exists a quantity of electricity and gas service that has been delivered but not billed. As a result, management must estimate revenue related to electricity and gas delivered to customers between their meter-read date and the end of the period.

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

During 2003, many of MGE's largest customers were shifted to a calendar-month-end bill. As a result of this shift, the majority of these customers' electricity usage is now accounted for in the unbilled calculation. The unbilled amounts for a month are based on actual usage billed the following month. Due to this billing period shift and its impact on the unbilled calculation, MGE has seen the ratio of unbilled receivables to total electric sales climb. The ratio has settled into a range of 40% to 60%, and MGE will continue to monitor and track this range.

x.

Derivative and Hedging Instruments - MGE Energy and MGE.

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

If the derivative qualifies for regulatory deferral subject to the provisions of SFAS No. 71, Accounting for the Effects of Certain Types of Regulation, the derivatives are marked to fair value pursuant to SFAS No. 133 and any resulting loss or gain is offset with a corresponding regulatory asset or liability.

2.

Variable Interest Entities-MGE

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities-An Interpretation of ARB No. 51. In December 2003, the FASB issued the updated and final interpretation FIN 46R. FIN 46 was applicable immediately to VIEs created or obtained after January 31, 2003. FIN 46R was effective on December 31, 2003, for interests in entities that were previously considered special-purpose entities under then existing authoritative guidance.

a.

MGE Power West Campus

MGE Power West Campus is not a subsidiary of MGE; however, it has been consolidated in the financial statements of MGE as of December 31, 2003, and subsequent periods due to the adoption of FIN 46R. MGE Power West Campus was created for the purpose of owning new generating assets. MGE Power West Campus' sole principal asset is the WCCF, which it leases to MGE pursuant to a long-term lease. MGE has also contracted to operate the WCCF during the term of the lease. As a result of these contractual relationships, MGE absorbs a majority of the expected losses, residual value, or both, associated with the ownership and operation of the WCCF. As a result, MGE concluded that MGE Power West Campus is a VIE under FIN46R.

b.

MGE Power Elm Road

MGE Power Elm Road is not a subsidiary of MGE; however, it has been consolidated in the financial statements of MGE due to the adoption of FIN 46R. MGE Power Elm Road was created for the purpose of owning new generating assets. MGE Power Elm Road's sole principal assets are an 8.33% undivided ownership interest in two coal-fired generating plants being constructed in Oak Creek, Wisconsin, which will be leased to MGE for the benefit of its customers. As a result of this contractual relationship, MGE is expected to absorb a majority of the expected losses, residual value, or both, associated with MGE Power Elm Road's ownership interest in these plants. As a result, MGE concluded that MGE Power Elm Road is a VIE under FIN 46R.

c.

Shared Savings Program

FIN 46R also requires MGE to assess whether the participants within its Shared Savings program constitute VIEs in which MGE might be considered to be the consolidating entity. MGE has reviewed 88% of the total current Shared Savings program balance and has determined that the provisions of FIN 46R are not applicable via the "business scope exception." For the remaining 12% of the total current Shared Savings program balance, these entities are not legally obligated to provide the financial information to MGE that is necessary to determine whether MGE must consolidate these entities. MGE will continue to attempt to obtain information from these customers in order to determine whether they should be consolidated by MGE.

3.

Property, Plant, and Equipment - MGE Energy and MGE.

Property, plant, and equipment consisted of the following at December 31:

(In thousands)	2005	2004
Production	$264,646	$251,361
Distribution	549,791	521,346
General	83,562	82,051
Total utility plant	897,999	854,758
Less: Accumulated depreciation and amortization	392,353	374,604
In-service utility plant, net	505,646	480,154
Non-Regulated property, plant, and equipment	108,372	1,271
Less: Non- Regulated accumulated depreciation and amortization	2,572	700
In service non-regulated plant, net	105,800	571
Construction work in progress	56,238	127,272
MGE total property, plant, and equipment	$667,684	$607,997
Eliminations	(27)	(28)
MGE Energy total property, plant, and equipment	667,657	607,969

MGE's utility plant is subject to the lien of its Indenture of Mortgage and Deed of Trust. As of December 31, 2005, there was $1.2 million of bonds outstanding under that indenture. See Footnote 9 for further discussion of this facility.

4.

Investments - MGE Energy and MGE.

a.

Available for Sale Securities and Other Investments

(In thousands)	2005		2004
	MGE Energy	MGE	MGE Energy	MGE
Available for Sale Securities:
Cost basis	$1,690	$832	$1,439	$787
Gross unrealized gains	361	-	1,145	105
Gross unrealized losses	(36)	(36)	-	-
Fair Value	$2,015	$796	$2,584	$892

Equity method investments:
ATC	$35,239	$35,239	$32,542	$32,542
Other	192	192	322	322
Total equity method investments	$35,431	$35,431	$32,864	$32,864

Total	$37,446	$36,227	$35,448	$33,756

MGE and MGE Energy's available for sale securities represent publicly traded securities and private equity investments in common stock of companies in various industries. At December 31, 2005, MGE Energy and MGE had one investment in a marketable equity security that was in an unrealized loss position. This security had a fair value at December 31, 2005, of $0.1 million and an unrealized loss of less than $0.1 million. This security has been in an unrealized loss position for less than 6 months. MGE Energy and MGE evaluated the near-term prospects of the issuer in relation to the severity and duration of the impairment. Based on that evaluation and the Company's ability and intent to hold this investment for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider this investment to be other-than-temporarily impaired at December 31, 2005.

Of the $1.7 million and $0.8 million in available for sale securities held by MGE Energy and MGE at December 31, 2005, $1.4 million and $0.7 million, respectively, were not evaluated for impairment. These investments are in privately held equity investments. These amounts were not evaluated for impairment because a) the Company did not estimate the fair value of those investments in accordance with paragraphs 14 and 15 of SFAS 107, Disclosures about Fair Value of Financial Instruments, and b) the Company did not identify any events or changes in circumstances that may have had a significant adverse effect on the fair value of those investments.

For the year ended December 31, 2004, MGE and MGE Energy recorded a $0.1 million investment impairment charge. This charge represents an other-than-temporary decline in the value of its investment portfolio.

b.

ATC

ATC owns and operates electric transmission facilities in Wisconsin. MGE received an interest in ATC when it, like other Wisconsin electric utilities, contributed its electric transmission facilities to ATC. That interest is presently held by MGE Transco, which is jointly owned by MGE and MGE Energy. MGE Transco is a majority owned non-regulated subsidiary of MGE. On October 28, 2005, MGE transferred $37.6 million of its investment in ATC to MGE Transco. On October 31, 2005, MGE Energy contributed $1.4 million to MGE Transco. In exchange for the funds contributed by MGE Energy to MGE Transco, MGE Energy received an ownership interest in MGE Transco. MGE Energy's share of the equity and net income of MGE Transco are reflected as minority interest within MGE's Consolidated Financial Statements.

MGE Transco accounts for the investment in ATC under the equity method of accounting. MGE Transco, through MGE, has a seat on the Board of Directors of ATC and has a 20% ownership interest in ATC Management, Inc. Due to MGE Transco's ability to exercise significant control over management activities, MGE Transco has accounted for this investment under the equity method of accounting. MGE and MGE Transco recorded equity earnings from its investment in ATC of $4.9 million (pretax) in 2005, $4.2 million (pretax) in 2004, and $3.7 million (pretax) in 2003. In 2005, MGE Transco made $1.4 million in additional capital contributions to ATC. During the year ended December 31, 2004, MGE made $3.5 million in additional capital contributions. Dividend income received from ATC was $3.6 million in 2005, $3.1 million in 2004, and $2.6 million in 2003. See Footnote 23 for discussion of additional transactions between MGE and MGE Energy and ATC.

ATC's summarized financial data for 2005, 2004, and 2003 is as follows:

(In thousands)
Income statement data for the years ended December 31,	2005	2004	2003
Operating revenues	$296,014	$262,563	$225,608
Operating expenses	(166,568)	(157,730)	(139,549)
Other income	3,527	3,058	2,555
Interest expense, net	(36,581)	(29,945)	(25,908)
Net Income	$96,392	$77,946	$62,706

MGE and MGE Energy's equity earnings in ATC	$4,871	$4,236	$3,687

Balance sheet data as of December 31,	2005	2004	2003
Current assets	$29,179	$30,192	$33,077
Non-current assets	1,516,094	1,228,588	927,274
Total assets	$1,545,273	$1,258,780	$960,351

Current liabilities	$140,538	$192,292	$66,592
Long-term debt	648,656	448,483	448,215
Other non-current liabilities	105,253	81,231	12,851
Shareholder's equity	650,826	536,774	432,693
Total liabilities and shareholders' equity	$1,545,273	$1,258,780	$960,351

5.

Joint Plant Ownership - MGE Energy and MGE.

MGE and two other utilities jointly own Columbia, a coal-fired generating facility, which accounts for 30% (225 MW) of MGE's net generating capability. Power from this facility is shared in proportion to each company's ownership interest. MGE has a 22% ownership interest in Columbia. The other owners are Alliant, which operates Columbia, and WPSC. MGE's share of fuel, operating, and maintenance expenses for Columbia was $28.5 million, $27.9 million, and $27.4 million for the years ended December 31, 2005, 2004, and 2003, respectively.

Each owner provides its own financing and reflects its respective portion of facilities and operating costs in its financial statements. MGE's interest in Columbia, included in its gross utility plant in service, and the related accumulated depreciation reserves at December 31 were as follows:

(In thousands)	2005	2004
Utility plant	$ 107,030	$ 98,069
Accumulated depreciation	(65,882)	(62,992)
Net plant	$ 41,148	$ 35,077

6.

Regulatory Assets and Liabilities - MGE Energy and MGE.

The following regulatory assets and liabilities are reflected in MGE's consolidated balance sheet as of December 31:

(In thousands)	2005	2004
Regulatory Assets
Decommissioning and decontamination	$ 300	$ 579
Environmental costs	1,914	2,064
Deferred charges related to ATC	225	787
Deferred charges related to interest - 2027A Series	741	775
Regulatory asset - SFAS No. 133	386	1,073
Tax recovery related to AFUDC equity	2,930	2,869
Asset retirement obligation - SFAS No. 143 and FIN 47	4,152	966
Minimum pension liability	17,788	9,782
Debt issuance costs on extinguished debt	2,572	2,716
Regulatory assets - Elm Road	947	-
Tax recovery for prior flow through	939	1,879
Conservation costs	430	602
Other	700	327
Total regulatory assets	$34,024	$24,419
Regulatory Liabilities
Regulatory liability - SFAS No. 109	$ 7,867	$ 8,604
Non-SFAS No. 143 removal cost	12,716	17,683
Vendor settlements	819	956
Regulatory liability - customer fuel credit	-	1,656
Other	346	467
Total regulatory liabilities	$21,748	$29,366

MGE expects to recover its regulatory assets and return its regulatory liabilities through rates charged to customers based on PSCW decisions made during the ratemaking process or based on PSCW long-standing policies and guidelines. The adjustments to rates for these regulatory assets and liabilities will occur over the periods either specified by the PSCW or over the corresponding period related to the asset or liability. We believe it is probable that MGE will continue to recover from customers the regulatory assets described above based on prior and current ratemaking treatment for such costs. MGE is earning a return on all regulatory assets, except for amounts expended for environmental costs.

Decommissioning and Decontamination

Costs related to decommissioning and decontamination will be recovered in rates through September 2007. The 1992 National Energy Policy Act requires all utilities that have used federal enrichment facilities to pay a special assessment for decontaminating and decommissioning these facilities. This special assessment is based on past enrichment. As a result, the Kewaunee co-owners are required to pay a surcharge on uranium enrichment services purchased from the federal government prior to October 23, 1992. MGE was a co-owner until it sold its ownership interest in September 2001. MGE has deferred in deferred charges an estimated $0.3 million and $0.6 million for its portion of the special assessment at December 31, 2005, and 2004, respectively. MGE believes any additional costs will be recovered in future rates.

Environmental Costs

MGE has received regulatory treatment on environmental costs including clean up of two landfill sites and a substation site. The regulators have not allowed MGE to recover carrying costs on these environmental expenditures. As of December 31, 2005, MGE has recorded $1.9 million in regulatory assets for environmental costs, including $0.1 million for accrual for estimated future site remediation and $1.8 million of deferrals for actual remediation costs incurred. These costs are being recovered over a four year period.

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

Deferred Charges Related to Interest - 2027A Series

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

As of December 31, 2005, MGE has recorded a regulatory asset of $0.4 million for the cumulative, net mark-to-market value of its gas supply contracts and FTRs. As of December 31, 2004, MGE has recorded a regulatory asset of $1.1 million for the cumulative mark-to-market value of its gas supply contracts and the Columbia coal contract.

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

Asset Retirement Obligation - SFAS No. 143 and FIN 47

See Footnote 18 for further discussion.

Minimum Pension Liability

On December 21, 2004, the PSCW issued a final order concluding that the other comprehensive income portion of the entry for minimum pension liabilities related to regulated operations should be classified as regulatory assets within the consolidated balance sheet. As such, the minimum pension liability required for MGE's pension plan has been recorded as a regulatory asset at December 31, 2005 and 2004, rather than within other comprehensive income as prescribed by SFAS No. 87. The additional minimum pension liability represents future expenses that will be recorded under SFAS No. 87 provisions over time assuming all of the assumptions remain the same in those future periods. These costs will be collected in rates as the expense is recognized under SFAS No. 87.

Debt Issuance Costs on Extinguished Debt

The PSCW has allowed rate recovery on unamortized issuance costs for extinguished debt facilities. When the facility replacing the old facility is deemed by the PSCW to be more favorable for the ratepayers, the PSCW will allow rate recovery of any unamortized issuance costs related to the old facility. These amounts are recovered over the term of the new facility and are classified as regulatory assets within the consolidated financial statements..

Regulatory Assets - Elm Road

On November 1, 2005, MGE received approval from the PSCW to defer payments made to MGE Power Elm Road for carrying costs during construction of the facility, management fees, and community impact mitigation costs. As of December 31, 2005, MGE had paid $0.9 million in community impact mitigation costs and management fees to MGE Power Elm Road related to the Elm Road project. This amount was recorded as a regulatory asset on the financial statements of MGE and MGE Energy. These fees were paid by MGE Power Elm Road to Elm Road Services, LLC. MGE expects to begin collecting the management fees and community impact mitigation costs in rates in 2008 and expects recovery over four years.

Tax Recovery For Prior Flow Through

The PSCW has allowed rate recovery of deferred taxes on all temporary differences since June 1991 when the FERC Uniform System of Accounts was adopted. Unrecovered deferred taxes in existence at the time of adoption were authorized for rate recovery over 15 years through 2006.

Tax recovery for prior flow through represents the revenue requirement, including current taxes payable, related to the remaining recovery period.

Conservation Costs

MGE has received regulatory treatment for certain conservation expenditures. The expenditures are used for demand-side management programs to promote energy efficiency on the customer's premises. Costs for demand-side management programs are estimated in MGE's rates utilizing escrow accounting. The escrow accounting allows the utility to true-up its actual costs incurred and reflect the amount of the true-up in its next rate case filing and amortize the amount over the rate case period. MGE expects to collect the undercollected balance at December 31, 2005 over the next two-year period.

Regulatory Liability - SFAS No. 109

Regulation and SFAS No. 109 have resulted in a regulatory liability related to income taxes. Excess deferred income taxes result from past taxes provided at rates higher than current rates. The SFAS No. 109 regulatory liability and deferred investment tax credit reflects the revenue requirement associated with the return of these tax benefits to customers.

Included in this amount is $0.2 million related to FSP 109-1, Application of FASB Statement No. 109, 'Application for Income Taxes,' to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (FSP FAS 109-1). The 2005 benefit of this tax deduction was deferred by the PSCW.

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

Regulatory Liability - Customer Fuel Credit

See Footnote 16 for further discussion.

Vendor Settlements

MGE has a settlement agreement with a certain vendor in which it has received various payments since 1999. All settlements received from this vendor are returned to customers generally over a two-year period beginning in the rate case period following the actual receipt. As of December 31, 2005, MGE has $0.6 million in vendor settlements to be returned to customers over the next two-year period. The remaining balance of $0.2 million will be returned to customers in the next filed rate case.

7.

Common Equity.

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

MGE Energy did not sell any shares under the Agreement during 2005. Under the Agreement, MGE Energy sold 124,000 shares of its common stock during 2004 resulting in net proceeds of $3.8 million. The proceeds from the issuance of common stock were used to pay for capital expenditures related to WCCF and for other general corporate purposes.

MGE Energy also issues new shares of its common stock through its Stock Plan. During 2005, MGE Energy issued 64,877 new shares of common stock under the Stock Plan for net proceeds of $2.3 million. During 2004, MGE Energy issued 656,748 new shares of common stock under the Stock Plan for net proceeds of $20.7 million. The proceeds from the issuance of common stock under the Stock Plan were contributed to MGE for its capital expenditures and to strengthen its capital structure.

In March 2005, MGE Energy switched from issuing new shares of common stock under the Stock Plan to purchasing shares on the open market through a securities broker-dealer on behalf of the plan participants. At December 31, 2005 MGE Energy held $0.1 million of treasury stock that had been purchased on the open market and is intended to be re-issued under the Stock Plan. The cost basis of these shares is shown as a reduction to shareholders' equity on MGE Energy's condensed consolidated financial statements.

On September 15, 2004, MGE Energy completed the sale of 1,265,000 shares of common stock at a net sale price of $30.815 per share. The Company's proceeds, net of underwriters' fees and other expenses, were approximately $39.0 million. These funds were utilized to repay short-term borrowings incurred to finance the construction of WCCF and for general corporate purposes.

b.

Preferred Stock - MGE Energy and MGE.

MGE has 1,175,000 shares of $25 par value redeemable preferred stock (cumulative) that is authorized but unissued at December 31, 2005 and 2004.

c.

Dilutive Shares Calculation - MGE Energy.

MGE Energy does not hold any dilutive securities.

8.

Minority Interest - MGE.

a.

MGE Power West Campus

MGE Power West Campus is not a subsidiary of MGE; however, it has been consolidated in the consolidated financial statements of MGE, due to the adoption of FIN 46(R) (see Footnote 2). MGE Power West Campus is owned indirectly by MGE Energy. MGE Energy's proportionate share of the equity and net income (through its wholly owned subsidiary MGE Power) of MGE Power West Campus is classified within the MGE financial statements as minority interest. As of December 31, 2005 and 2004, MGE Power had invested (net of dividends) $36.9 million and $40.4 million in MGE Power West Campus, respectively. For the year ended December 31, 2005, MGE Power had earned $5.4 million, net of tax, from its interest in MGE Power West Campus. This amount is recorded as minority interest expense, net of tax, on MGE's consolidated statement of income.

b.

MGE Transco

On October 28, 2005, MGE Transco was formed. On this date, MGE transferred its investment in ATC to MGE Transco. In exchange for this transfer, MGE received an ownership interest in MGE Transco. On October 31, 2005, MGE Energy contributed $1.4 million to the MGE Transco, these funds were in turn used by MGE Transco to make a $1.4 million contribution to ATC. In exchange for the funds contributed by MGE Energy, MGE Energy received an ownership interest in MGE Transco. At December 31, 2005, MGE is the majority owner and MGE Energy is the minority owner of this entity. MGE Energy's proportionate share of the equity and net income of MGE Transco is classified within the MGE financial statements as minority interest. As of December 31, 2005, MGE Energy had invested $1.4 million in MGE Transco. For the year ended December 31, 2005, MGE Energy had earned less than $0.1 million, net of tax, from its interest in MGE Transco. This amount is recorded as minority interest expense, net of tax, on MGE's consolidated statement of income.

c.

MGE Power Elm Road

Similar to MGE Power West Campus, MGE Power Elm Road is not a subsidiary of MGE; however, it has been consolidated in the consolidated financial statements of MGE, due to the adoption of FIN 46(R) (see Footnote 2). MGE Power Elm Road is owned indirectly by MGE Energy. MGE Energy's proportionate share of the equity and net income (through its wholly owned subsidiary MGE Power) of MGE Power Elm Road is classified within the MGE financial statements as minority interest. As of December 31, 2005, MGE Power had invested less than $0.1 million in MGE Elm Road. For the year ended December 31, 2005, MGE Power had earned less than $0.1 million, net of tax, from its interest in MGE Power Elm Road. This amount is recorded as minority interest expense, net of tax, on MGE's consolidated statement of income.

9.

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

The debt is subject to a collateral assignment of lease payments that MGE will be making to MGE Power West Campus for use of the cogeneration facility. Until the facility was operational, MGE Energy guaranteed the debt.

b.

5.19% Senior Secured Notes-MGE Energy and MGE

On October 27, 2005, MGE Energy, through its wholly-owned subsidiary MGE Power West Campus, issued $20.0 million of 5.19% senior secured notes due September 25, 2033. The proceeds of the note issuance were used to repay affiliate payables incurred by MGE Power West Campus in connection with the construction of the WCCF. The 5.19% senior secured notes provide for payments of interest only during the first eight years, followed by monthly payments of principal and interest until maturity. The issuance of those notes was effected pursuant to the existing note purchase agreement and related indenture for the 5.68% senior secured notes.

The 5.19% senior secured notes require that MGE Power West Campus maintain a projected debt service coverage ratio of not less than 1.25 to 1.00, and debt to total capitalization ratio of not more than .65 to 1.00.

The debt is subject to a collateral assignment of lease payments that MGE will be making to MGE Power West Campus for use of the cogeneration facility.

c.

First Mortgage Bonds and Other Long-Term Debt - MGE Energy and MGE.

MGE's utility plant is subject to the lien of its Indenture of Mortgage and Deed of Trust, under which its First Mortgage Bonds are issued.

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

On November 27, 2002, MGE issued $15.0 million in unsecured variable-rate Medium-Term Notes, which matured on November 26, 2004. Interest on the notes was paid quarterly on the third Wednesday of March, June, September , and December. The variable rate was based on the three-month London Interbank Offered Rate (LIBOR) plus 12.5 basis points.

The indenture under which the Medium-Term Notes were issued provides that they will be entitled to be equally and ratably secured in the event that MGE issues any additional First Mortgage Bonds.

Below is MGE's aggregate maturities for all long-term debt for years following the December 31, 2005, balance sheet.

(In thousands)	Amount
2006	$ -
2007	15,000
2008	30,000
2009	-
2010	-
Future years	178,500
Total*	$223,500

*Includes $30 million and $20 million maturity for MGE Power West Campus, which is consolidated with MGE's debt in accordance with FIN 46R (see Footnote 2).

10.

Notes Payable to Banks, Commercial Paper, and Lines of Credit - MGE Energy and MGE.

For short-term borrowings, MGE generally issues commercial paper (issued at the prevailing discount rate at the time of issuance), which is supported by unused bank lines of credit. On December 21, 2005, MGE entered into an amended and restated unsecured revolving credit facility under which it may borrow up to $55 million from a group of lenders. This credit facility amends and replaces the revolving facility dated July 14, 2004, in the amount of $45 million. The credit facility is available for the issuance of letters of credit. The credit facility matures December 21, 2010. Interest rates on borrowings under the credit facility are based on either prime or LIBOR plus an adder based on the senior unsecured credit rating of MGE. Interest is payable monthly. The credit agreement requires MGE to maintain a ratio of consolidated debt to consolidated total capitalization not to exceed a maximum of 65%.

On December 21, 2005, MGE also amended its existing uncommited, unsecured $20 million line of credit note with JPMorgan Chase Bank, N.A. to extend the availability of the full $20 million, until March 31, 2006. Prior to this amendment, the availability was scheduled to reduce to $10 million on December 31, 2005 through March 31, 2006. The line of credit note was originally entered into on November 28, 2005.

On December 21, 2005, MGE Energy entered into an unsecured revolving credit facility under which it may borrow up to $80 million from a group of lenders. MGE Energy has the right to request an increase in the aggregate commitment amount up to a maximum amount of $20 million so long as no default or unmatured default exists. Interest rates on borrowings under the credit facility are based on either prime or LIBOR plus an adder based on the senior unsecured credit rating of MGE. Interest is payable monthly. Amounts borrowed may be repaid and reborrowed from time to time until maturity. The credit agreement requires MGE to maintain a ratio of consolidated debt to consolidated total capitalization not to exceed a maximum of 65%.

During 2004, MGE entered into a $45 million bank line of credit with a group of banks. MGE also added an additional $10.0 million credit facility which matured on March 29, 2005. These agreements were used principally to support MGE's commercial paper program. MGE also had a letter of credit with a commercial bank (established as collateral for equipment purchases) that ATC will use to provide necessary upgrades for the WCCF.

During 2004, MGE Energy renewed its $60 million line of credit note. The term of the line of credit note extended until September 30, 2005. The maximum principal amount available under this note from September 29, 2004, through December 31, 2004, was $30 million. The maximum principal amount available under this note was $45 million on January 1, 2005, through March 31, 2005, and $60 million on April 1, 2005, through September 30, 2005. At any time, MGE Energy had the ability to amend the note and increase the "Commitment Amount" then available to an amount not to exceed $60 million. The line of credit was used for temporary financing of the capital commitments for the WCCF and general corporate purposes.

Information concerning short-term borrowings for the past three years is shown below:

	As of December 31,
(In thousands)	2005	2004	2003
MGE Energy
Available lines of credit	$155,000	$115,000	$100,000
Short-term debt outstanding	$82,500	$ 53,275	$ 31,680
Weighted-average interest rate	4.44%	2.53%	1.73%
During the year:
Maximum short-term borrowings	$85,500	$ 80,405	$ 54,605
Average short-term borrowings	$44,540	$ 29,182	$ 36,681
Weighted-average interest rate	3.58%	2.06%	1.99%
MGE
Available lines of credit	$75,000	$ 55,000	$ 40,000
Commercial paper outstanding	$66,000	$ 40,275	$ 15,500
Weighted-average interest rate	4.36%	2.41%	1.21%
During the year:
Maximum short-term borrowings	$69,000	$ 40,275	$ 15,500
Average short-term borrowings	$31,151	$ 6,526	$ 2,162
Weighted-average interest rate	3.42%	1.79%	1.29%

11.

Fair Value of Financial Instruments - MGE Energy and MGE.

At December 31, 2005, and 2004, the carrying amount of cash, cash equivalents, and outstanding commercial paper approximates fair market value due to the short maturity of those investments and obligations. The estimated fair market value of MGE's long-term debt and interest-rate swap agreements are based on quoted market prices at December 31. The estimated fair market value of MGE Energy's and MGE's financial instruments are as follows:

	2005		2004
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
MGE Energy
Assets:
Cash and cash equivalents	$ 3,331	$ 3,331	$ 3,504	$ 3,504
Restricted cash	2,556	2,556	3,044	3,044
Liabilities:
Short-term debt - bank loans	16,500	16,500	13,000	13,000
Short-term debt - commercial paper	66,000	66,000	40,275	40,275
Long-term debt	223,500	236,279	203,500	218,292
MGE
Assets:
Cash and cash equivalents	822	822	913	913
Restricted cash	2,556	2,556	3,044	3,044
Liabilities:
Short-term debt - commercial paper	66,000	66,000	40,275	40,275
Long-term debt	223,500	236,279	203,500	218,292

12.

Income Taxes.

a.

MGE Energy Income Taxes.

MGE Energy files a consolidated federal income tax return that includes the operations of all subsidiary companies. The consolidated income tax provision consists of the following provision (benefit) components for the years ended December 31:

(In thousands)	2005	2004	2003
Current payable:
Federal	$ 6,025	$ 8,946	$ 8,976
State	3,406	3,380	3,366
Net-deferred:
Federal	9,795	7,486	6,874
State	1,105	1,346	1,201
Amortized investment tax credits	(460)	(502)	(516)
Total income tax provision	$19,871	$20,656	$19,901

MGE Energy's consolidated income tax provision differs from the amount computed by applying the statutory federal income tax rate to income before income taxes, as follows:

	2005	2004	2003
Statutory federal income tax rate	35.0%	35.0%	35.0%
Amortized investment tax credits	(0.9)%	(0.9)%	(1.0)%
State income taxes, net of federal benefit	5.3%	5.1%	5.4%
Credit for electricity from wind energy	(0.7)%	(0.7)%	(0.8)%
Medicare subsidy	(0.4)%	(0.4)%	-
Other, individually insignificant	(0.1)%	(0.2)%	0.8%
Effective income tax rate	38.2%	37.9%	39.4%

The significant components of deferred tax liabilities (assets) that appear on MGE Energy's consolidated balance sheets as of December 31 are as follows:

(In thousands)	2005	2004
Property-related	$ 94,863	$ 79,944
Investment in ATC	14,661	14,479
Bond transactions	2,558	2,699
Pension expense	1,033	1,846
Additional minimum pension obligation	3,213	5,809
Tax deductible prepayments	5,170	4,818
Other	4,468	5,794
Gross deferred income tax liabilities	125,966	115,389
Accrued expenses	(7,444)	(7,676)
Retirement benefits, other than pension	(5,813)	(4,880)
Deferred tax regulatory account	(4,663)	(5,215)
Additional minimum pension obligation	(3,213)	(5,809)
Other	(1,810)	(1,969)
Gross deferred income tax assets	(22,943)	(25,549)
Less valuation allowance	367	368
Net deferred income tax assets	(22,576)	(25,181)
Deferred income taxes	$ 103,390	$ 90,208

The valuation allowance reduces MGE Energy's deferred tax assets for state carryforward losses to estimated realizable value due to the uncertainty of future income estimates in various state tax jurisdictions.

For tax purposes, as of December 31, 2005, MGE Energy had approximately $7.5 million of state tax net operating loss deductions that expire between 2011 to 2019 if unused.

b. MGE Income Taxes.

On a separate company basis, the components of MGE's income tax provision are as follows for the years ended December 31:

(In thousands)	2005	2004	2003
Current payable:
Federal	$ 5,669	$ 8,046	$ 8,747
State	3,314	3,146	3,191
Net-deferred:
Federal	9,791	7,484	6,922
State	1,104	1,347	1,213
Amortized investment tax credits	(460)	(502)	(516)
Total income tax provision	$19,418	$19,521	$19,557

MGE's income tax provision on a separate company basis differs from the amount computed by applying the statutory federal income tax rate to income before income tax provision as follows:

	2005	2004	2003
Statutory federal income tax rate	35.0%	35.0%	35.0%
Amortized investment tax credits	(0.9)%	(1.0)%	(1.0)%
State income taxes, net of federal benefit	5.3%	5.1%	5.2%
Credit for electricity from wind energy	(0.7)%	(0.8)%	(0.8)%
Medicare subsidy	(0.4)%	(0.4)%	-
Other, individually insignificant	(0.2)%	(0.1)%	0.8%
Effective income tax rate	38.1%	37.8%	39.2%

The significant components of deferred tax liabilities (assets) that appear on MGE's consolidated balance sheets as of December 31 are as follows:

(In thousands)	2005	2004
Property-related	$ 94,863	$ 79,944
Investment in ATC	14,661	14,479
Bond transactions	2,558	2,699
Pension expense	1,033	1,846
Additional minimum pension obligation	3,213	5,809
Tax deductible prepayments	5,170	4,818
Other	4,323	5,377
Gross deferred income tax liabilities	125,821	114,972
Accrued expenses	(6,975)	(7,555)
Retirement benefits, other than pension	(5,813)	(4,880)
Deferred tax regulatory account	(4,663)	(5,215)
Additional minimum pension obligation	(3,213)	(5,809)
Other	(1,810)	(1,969)
Gross deferred income tax assets	(22,474)	(25,428)
Less valuation allowance	367	368
Net deferred income tax assets	(22,107)	(25,060)
Deferred income taxes	$ 103,714	$ 89,912

The valuation allowance reduces MGE's deferred tax assets for state carryforward losses to estimated realizable value due to the uncertainty of future income estimates in various state tax jurisdictions.

For tax purposes, as of December 31, 2005, MGE had approximately $7.5 million of state tax net operating loss deductions that expire between 2011 to 2019 if unused.

13. Pension Plans - MGE Energy and MGE.

MGE maintains qualified and nonqualified pension plans. MGE also provides health care and life insurance benefits for its retired employees. MGE uses a measurement date of December 31 for all of its pension and postretirement benefit plans.

MGE maintains two defined contribution 401(k) benefit plans for its employees. MGE's costs of the 401(k) plans were $0.9 million in 2005, $0.8 million in 2004, and $0.7 million in 2003.

a. Benefit Obligations.

(In thousands)	Pension Benefits		Postretirement Benefits
Change in benefit obligation:	2005	2004	2005	2004
Net benefit obligation at beginning of year	$154,596	$133,461	$51,881	$54,813
Service cost	4,811	4,171	1,905	1,852
Interest cost	9,185	8,578	3,054	3,076
Plan participants' contributions	-	-	322	322
Plan amendments	-	-	-	446
Actuarial loss (gain)	9,447	12,882	2,597	(7,350)
Special termination benefits	-	-	-	-
Gross benefits paid	(4,587)	(4,496)	(1,291)	(1,278)
Net benefit obligation at end of year	$173,452	$154,596	$58,468	$51,881

The accumulated benefit obligation for the defined benefit pension plan at the end of 2005 and 2004 was $147.7 million and $129.7 million, respectively. The accumulated benefit obligation for the other postretirement benefits at the end of 2005 and 2004, was $58.5 million and $51.9 million, respectively.

	Pension Benefits		Postretirement Benefits
Weighted-average assumptions used to determine end of year benefit obligations:	2005	2004	2005	2004
Discount rate	5.65%	5.85%	5.72%	5.85%
Rate of compensation increase	4.52%	4.55%	NA	NA

The following table shows assumed health care cost trend rates at December 31:

	2005	2004
Health care cost trend rate assumed for next year	9%	10%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5%	5%
Year that the rate reaches the ultimate trend rate	2012	2012

The assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. The health trend assumption for 2004 was reset from 12% to 10% as a result of an expanded relationship with a managed care health provider with a greater emphasis on preventive care, provider discounts, and better utilization management.

The following table shows how an assumed 1% increase or 1% decrease in health care cost trends could impact postretirement benefits in 2005 dollars:

(In thousands)	1% Increase	1% Decrease
Effect on postretirement benefit obligation	$9,320	($7,966)

On December 8, 2003, the "Medicare Prescription Drug, Improvement and Modernization Act of 2003" (the Act) was signed into law authorizing Medicare to provide prescription drug benefits to retirees. The Act introduced a prescription drug benefit under Medicare as well as a Federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare prescription drug benefit. Management believes the prescription drug benefit provided under MGE's postretirement benefit plans is at least actuarially equivalent to the Medicare prescription drug benefit. In response to the enactment of the Act, on May 19, 2003 FSP 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, was issued.

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

b. Plan Assets.

(In thousands)	Pension Benefits		Postretirement Benefits
Change in plan assets:	2005	2004	2005	2004
Fair value of plan assets at beginning of year	$108,660	$100,228	$ 10,699	$ 9,941
Actual return on plan assets	9,081	11,416	945	898
Employer contributions	3,565	1,512	1,971	816
Plan participants' contributions	-	-	322	322
Gross benefits paid	(4,587)	(4,496)	(1,291)	(1,278)
Fair value of plan assets at end of year	$116,719	$108,660	$12,646	$10,699

The fair value of plan assets for these plans is $116.7 million and $108.7 million at the end of 2005 and 2004, respectively. The expected long-term rate of return on these plan assets was 9.0% in 2005 and 2004.

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

The asset allocation for MGE's pension plans at the end of 2005 and 2004, and the target allocation for 2006, by asset category, follows:

	Target Allocation	Percentage of Plan Assets at Year End
		2005	2004
Equity securities	75.0%	75.0%	75.6%
Debt securities	15.0%	14.5%	13.8%
Real estate	10.0%	10.5%	10.6%
Total	100.0%	100.0%	100.0%

d. Investment Strategy.

MGE employs a total return investment approach whereby a mix of equities, fixed income, and real estate investments are used to maximize the expected long-term return of plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan-funded status, and corporate financial condition. The investment portfolio contains a diversified blend of equity, fixed income, and real estate investments. Target asset allocations are as follows: 55% United States equity, 20% non-United States equity, 15% fixed income, and 10% real estate. Investment risk is measured and monitored on an ongoing basis through periodic investment portfolio reviews and liability measurements.

e. Postretirement Benefits.

The fair value of plan assets for these postretirement benefit plans is $12.6 million and $10.7 million at the end of 2005 and 2004, respectively. The expected long-term rate of return on these plan assets was 7.61% and 9.0% in 2005 and 2004.

Of the above amounts, $9.8 million and $8.1 million at the end of 2005 and 2004, respectively, were held in the master pension trust and are allocable to postretirement health expenses. The target asset allocation and investment strategy for the portion of assets held in the master pension trust are the same as that explained for MGE's pension plans.

The remainder of postretirement benefit assets are held either in an insurance continuance fund for the payment of retiree life benefits or a health benefit trust for payment of retiree health claims. There is no formal target asset allocation for these assets, but the intent is to seek interest income and maintain stability of principal.

f. Funded Status.

The funded status of the plans, reconciled to the amount reported on the statement of financial position, follows:

(In thousands)	Pension Benefits		Postretirement Benefits
	2005	2004	2005	2004
Fair value of plan assets at end of year	$116,719	$108,660	$ 12,646	$ 10,699
Benefit obligations	173,452	154,596	58,468	51,881
Funded status at end of year	(56,733)	(45,936)	(45,822)	(41,182)
Unrecognized net actuarial (gain)/loss	43,551	34,721	18,635	16,691
Unrecognized prior service cost	3,363	3,767	969	1,193
Unrecognized net transition obligation	666	925	3,037	3,471
Net amount recognized at end of year	($9,153)	$ (6,523)	($23,181)	$(19,827)

Amounts recognized in the balance sheet consist of:
Prepaid benefit cost	$ -	$ -	$ 46	$ 62
Accrued benefit liability	(30,970)	(20,998)	(23,227)	(19,889)
Intangible asset	4,029	4,693	-	-
Regulatory Asset	17,788	9,782	-	-
Accumulated other comprehensive income	-	-	-	-
Net amount recognized at end of year	($ 9,153)	$ (6,523)	($23,181)	$(19,827)

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

The projected benefit obligation, accumulated benefit obligation, and fair value of assets for pension plans with a projected benefit obligation in excess of plan assets and pension plans and postretirement plans with an accumulated benefit obligation in excess of the fair value of assets are as follows:

(In thousands)	Pension Benefits		Postretirement Benefits
As of December 31,	2005	2004	2005	2004
Projected benefit obligation exceeds plan assets:
Projected benefit obligation	$173,452	$154,596	NA	NA
Accumulated benefit obligation	147,688	129,657	NA	NA
Fair value of assets	116,719	108,660	NA	NA
Accumulated benefit obligation exceeds plan assets:
Projected benefit obligation	173,452	154,596	NA	NA
Accumulated benefit obligation	147,688	129,657	$58,468	$51,881
Fair value of assets	116,719	108,660	12,646	10,699

g. Expected Cash Flows.

There are no required contributions for the 2005 plan year, but MGE may elect discretionary deductible contributions depending upon its valuation results and cash flow from operations. In 2006, MGE made a $4.0 million contribution to their pension and post retirement plans related to the 2005 plan year. This payment was strictly at MGE's discretion as there are no contributions required for the 2005 plan year.

h. Benefit Payments.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

	Pension	Postretirement
	Pension Benefits	Gross Postretirement Benefits	Expected Medicare Part D Subsidy	Net Postretirement Benefits
2006	$ 5,333	$ 1,589	$ (248)	$ 1,341
2007	5,922	1,823	(232)	1,591
2008	6,523	2,076	(236)	1,840
2009	7,345	2,372	(287)	2,085
2010	7,825	2,733	(366)	2,367
2011-2015	51,444	17,610	(2,451)	15,159

i. Net Periodic Cost.

MGE has elected to recognize the cost of its transition obligation (the accumulated postretirement benefit obligation as of January 1, 1993) by amortizing it on a straight-line basis over 20 years.

(In thousands)	Pension Benefits			Postretirement Benefits
Components of net periodic benefit cost:	2005	2004	2003	2005	2004	2003
Service cost	$4,811	$ 4,171	$ 3,418	$1,905	$ 1,852	$ 1,806
Interest cost	9,185	8,579	8,023	3,054	3,076	3,248
Expected return on assets	(9,846)	(8,848)	(7,023)	(988)	(849)	(627)
Amortization of:
Transition obligation	260	239	104	434	434	434
Prior service cost	404	404	480	224	224	190
Actuarial gain/(loss)	1,380	958	1,444	696	815	1,155
Special termination charge	-	-	280	-	-	-
Net periodic benefit cost	$ 6,194	$ 5,503	$ 6,726	$5,325	$ 5,552	$ 6,206

Weighted-average assumptions used to determine net periodic cost:
Discount rate	5.85%	6.25%	6.75%	5.85%	6.25%	6.75%
Expected return on plan assets	9.00%	9.00%	9.00%	9.00%	9.00%	9.00%
Rate of compensation increase	4.55%	4.50%	4.50%	NA	NA	NA

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in the assumed health care cost trend rates would have had the following effect:

(In thousands)	1% Increase	1% Decrease
Effect on total service and interest cost components	$912	($783)

14. Regional Transmission Organizations - MGE Energy and MGE.

On April 1, 2005, the MISO implemented its bid-based energy market. MISO is a FERC approved RTO that is required to provide real-time energy services and a market based mechanism for congestion management. MGE is a participant in this market. On April 1, 2005, MGE began offering substantially all of its generation on the MISO market and purchasing much of its load requirement from the MISO market in accordance with the MISO Tariff.

Additionally, on May 1, 2004, MGE became a member of PJM. PJM is also an RTO. PJM is a neutral and independent party that coordinates and directs the operation of the region's transmission grid, administers a competitive wholesale electricity market, and plans regional transmission expansion improvements to maintain grid reliability and relieve congestion. MGE has three purchase power agreements, for a total of 115 MW, that are impacted by this market.

MGE reports on a net basis transactions on the MISO and PJM markets in which it buys and sells power within the same period to meet electric energy delivery requirements. This treatment resulted in a $122.2 million and $3.2 million reduction to sales for resale and purchased power expense for the year ended December 31, 2005 and 2004, respectively.

15. Derivative and Hedging Instruments - MGE Energy and MGE.

As part of our regular operations, MGE enters into contracts, including options, swaps, futures, forwards, and other contractual commitments, to manage its exposure to interest rates, commodity prices, and gas margin. MGE evaluates its derivative contracts in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. To the extent that these contracts are derivatives, MGE assesses whether or not the normal purchases or normal sales exclusion applies. For contracts in which this exclusion can not be applied, SFAS No. 133 requires MGE Energy and MGE to recognize all derivatives in the consolidated balance sheets at fair value, with changes in the fair value of derivative instruments to be recorded in current earnings or deferred in accumulated other comprehensive income (loss), depending on whether a derivative is designated as, and is effective as, a hedge and depending on the type of hedge transaction.

If the derivative qualifies for regulatory deferral subject to the provisions of SFAS No. 71, Accounting for the Effects of Certain Types of Regulation, the derivatives are marked to fair value pursuant to SFAS No. 133 and are offset with a corresponding regulatory asset or liability.

As a result of the firm transmission agreements that MGE holds on transmission paths in the MISO and PJM markets, MGE has been awarded FTRs. An FTR is a financial instrument that entitles the holder to a stream of revenues or charges based on the differences in hourly day ahead energy prices between two points on the transmission grid. FTRs are used by MGE to hedge the risk of increased congestion charges. Due to the nature of these instruments as derivatives, they qualify for regulatory deferral. As such, changes in the fair value of these instruments are recorded as regulatory assets or liabilities. At December 31, 2005, MGE had recorded a $0.2 million regulatory liability related to the FTRs held for the MISO and PJM markets.

During 2003, 2004, and 2005, MGE purchased and sold exchange-traded option contracts to manage the cost of gas and purchased over-the-counter financial floating-to-fixed price swaps and calls to fix the price of gas for the "Winter Set-Price Firm Gas Sales Service" pilot program. These contracts have terms of January, February, and March of the respective years. Under MGE's natural gas risk management program, approved by the PSCW, the cost of the financial option and swap contracts (as well as the gains or losses realized) will be recovered under the PGA and will not affect net income. The fair value of these financial contracts was a liability of $1.1 million at December 31, 2005 and a liability of $1.0 million at December 31, 2004.

MGE also utilizes future and basis swaps. These contracts stabilize the net position or price differential for gas injected into storage. These contracts also qualify for regulatory deferral. At December 31, 2005, the fair value of these instruments exceed their cost by $0.5 million. This unrealized gain was deferred in accordance with SFAS 71.

On October 17, 2005, MGE entered into two non-exchange traded weather derivatives. The first agreement extended from November 2005 until December 2005. This agreement has a premium of $0.1 million. Additionally, any payment or receipt under this agreement is limited to $0.4 million. The second agreement extends from January 2006 until March 2006. This agreement also has a premium of $0.1 million. Additionally, any payment or receipt under this agreement is limited to $0.6 million. Under these agreements, MGE is subject to a floor and a ceiling based on forecasted heating degree days. If actual heating degree days exceed the ceiling, MGE is obligated to make a payment and if heating degree days are below the floor, MGE will receive payment. MGE is accounting for the HDD Collar using the intrinsic value method pursuant to the requirements of EITF No. 99-2, Accounting for Weather Derivatives. Through December 31, 2005, actual HDD were 2,201, resulting in less than a $0.1 million loss for MGE.

In October 2004, MGE entered into a non-exchange-traded HDD Collar. The payment or receipt under this agreement was not permitted to exceed $1.0 million (excluding premium). The term of this agreement extended from November 1, 2004, until March 31, 2005, and the premium for this weather hedge was $0.1 million. Through December 31, 2004, actual HDD were 1,954, resulting in a $0.3 million gain for MGE. For 2005, this instrument resulted in less than a $0.1 million loss for MGE.

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

Nonperformance of counterparties to the nonexchange traded derivatives could expose MGE to credit loss. However, MGE enters into transactions only with companies that meet or exceed strict credit guidelines.

16. Rate Matters - MGE Energy and MGE.

a. Rate proceedings.

On December 12, 2005, the PSCW authorized MGE to increase 2006 electric revenues by $35.9 million and to increase gas revenues by $3.8 million. The increase to electric revenues will cover increased fuel and purchased power costs and the costs of additional facilities needed to meet the rising electric and gas needs of our customers. $3.8 million of the increase in electric revenues relates to the recovery of the carrying costs for Elm Road. MGE stated its intention during the proceeding to eliminate a base rate case in 2007, although it would request a limited reopener to update costs related to fuel rules, carrying costs for Elm Road, and increased costs related to ATC transmission expenses.

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

b. Fuel rules.

Actual electric fuel costs are subject to reconciliation to the amount approved by the PSCW in MGE's rate order covering the applicable period. Known as "fuel rules," the process can produce a fuel surcharge for MGE or require MGE to make a refund in the form of a credit, to the extent that the actual fuel costs are outside a range higher or lower than the level authorized by the PSCW. For 2004 and 2005, the bandwidth range was 3%.

As a result of the natural disasters that occurred in the Gulf of Mexico and the related damage to the energy infrastructure, natural gas prices have risen to abnormally high levels. These increased prices have had significant adverse impacts on the fuel and purchased power costs to provide electricity to MGE's customers and caused MGE's fuel costs during the fourth quarter of 2005 to exceed the upper limit of the 3% bandwidth.

On November 11, 2005, the PSCW approved an interim rate order granting MGE's request for a fuel surcharge on its electric rates to cover increased fuel and purchased power costs. Between November 11, 2005 and December 31, 2005, MGE recorded $1.7 million in revenue under this interim order.

On August 10, 2004, the PSCW reopened MGE's current rate docket for the limited purpose of determining whether a fuel credit was due for 2004 under the fuel rules. On September 30, 2004, MGE filed an application to decrease electric rates for 2004 by $0.0025 per kWh, reflecting its view of the credit due customers under the fuel rules. This amount was subsequently revised to $0.00275 per kWh. Based upon these filings, MGE recorded a reduction to electric revenues to reflect the fuel credit refund in the amount of $3.4 million for 2004. $1.8 million of this amount was credited on customers' bills during 2004, and $1.6 million of this amount was refunded in January 2005.

During 2003, MGE submitted an application for a fuel cost credit. On August 14, 2003, the PSCW approved an interim fuel credit of $0.00099 per kWh and also required a full review of the actual and forecasted costs for 2003, with MGE's fuel rates subject to refund. The fuel credit began on August 14, 2003, and ended on January 13, 2004. The fuel credit totaled $4.4 million, of which $1.2 million represented the interim fuel credit and $3.2 million was the additional fuel credit, that resulted from PSCW review and was credited to customers in the first quarter of 2004. Of the $3.2 million in additional fuel credit, $0.4 million was from January 1 through January 13, 2004.

Effective October 24, 2002, the PSCW authorized an electric rate surcharge of $4.5 million to recover deferred costs associated with forming ATC and ongoing incremental transmission costs during 2001 and 2002. The surcharge was in effect for a twelve-month period ending October 23, 2003 (see Footnotes 4 and 23 for additional information on ATC).

In July 2002, MGE notified the PSCW that its electric fuel costs were below the 3.0% range established in its most recent order, thus triggering a fuel credit to its customers. The fuel credit was $1.2 million through December 31, 2002. The fuel credit continued through February 28, 2003.

17. Commitments.

a.  Coal Contracts - MGE Energy and MGE.

MGE has coal supply contracts related to the Blount plant. Fuel procurement for MGE's jointly owned Columbia plant is handled by Alliant, the operating company. If any minimum purchase obligations must be paid under these contracts, management believes these obligations would be considered costs of service and recoverable in rates. As of December 31, 2005, total coal commitments related to the Blount plant are estimated to be $13.2 million for 2006. As of December 31, 2005, total coal commitments for the Columbia plant are estimated to be $8.7 million in 2006, $7.9 million in 2007, $6.9 million in 2008, $4.1 million in 2009, and $3.5 million in 2010.

b.  Purchased Power Contracts - MGE Energy and MGE.

MGE has several purchased power contracts to help meet future electric supply requirements. As of December 31, 2005, MGE's total commitments for energy and purchased power contracts for capacity are estimated to be $13.5 million in 2006, $10.5 million in 2007, $9.1 million in 2008 and 2009, and $9.2 million in 2010. Management expects to recover these costs in future customer rates.

On July 16, 2004, MGE signed a 20-year power purchase agreement for 40 MW of wind energy to be located near Waupun, Wisconsin. Construction has not begun on this project, discussions are currently on-going related to its viability. As a result, no final decisions or financial commitments have been made. Accordingly, this agreement is not reflected in the purchased power commitments figures.

FERC has ordered that firm transmission contracts (through and out rates) will no longer be allowed after March 2006. MGE's remaining commitment for firm transmission contracts (through and out rates) through March 2006 is estimated to be $0.5 million. Additionally, in 2005 MGE entered into a transmission contract for 2006 with an estimated commitment of $0.8 million. The costs related to this transmission agreement are expected to be fully recovered via a purchase arrangement entered into by MGE and another third party. Under this agreement, the third party is obligated to pay MGE for the costs that they incur under the transmission arrangement.

As allowed under the Kewaunee sale agreement, MGE exercised an option to purchase 90 MW of electric capacity and energy at a fixed price from September 24, 2001, through September 23, 2003, to help meet customers' electric needs.

c.  Natural Gas Transportation and Storage Contracts - MGE Energy and MGE.

MGE's natural gas transportation and storage contracts require fixed monthly payments for firm supply pipeline transportation and storage capacity. The pricing components of the fixed monthly payments for the transportation and storage contracts are established by FERC but may be subject to change. As of December 31, 2005, these payments are estimated to be $14.5 million in 2006, $14.2 million in 2007, $14.0 million in 2008, $13.6 million in 2009, and $13.2 million in 2010. MGE also has natural gas supply commitments. These commitments include market-based pricing. As of December 31, 2005, total natural gas supply commitments for 2006 are estimated to be $32.2 million. Management expects to recover these costs in future customer rates.

d. Environmental - MGE Energy and MGE.

As a result of the Blount 69-kV transmission substation expansion, coal tar-contaminated soil and debris within the excavation zone are being removed and disposed of in accordance with a DNR approved "Removal Action Work Plan." MGE has paid $1.5 million in expenses to complete this cleanup and based on past practices of the Commission expects to recover cleanup costs in future gas rates. Carrying costs associated with the cleanup expenditures will not be recoverable. On June 23, 2005, the DNR issued a case closure letter related to the Blount 69 kV substation cleanup.

MGE is listed as a potentially responsible party for a site the EPA has placed on the national priorities Superfund list. The Lenz Oil site in Lemont, Illinois, was used for storing and processing waste oil for several years. This site requires clean up under the Comprehensive Environmental Response, Compensation and Liability Act. A group of companies, including MGE, is currently working on cleaning up the site. Management believes that its share of the final cleanup costs will not result in any materially adverse effects on MGE's operations, cash flows, or financial position. Insurance may cover a portion of the cleanup costs. Management believes that the cleanup costs not covered by insurance will be recovered in current and future rates. At December 31, 2005, MGE accrued a $0.1 million gross liability for this matter. The expected range of loss for this item is estimated to be between $0.1 million and $0.2 million.

e.  Chattel Paper Agreement and Other Guarantees - MGE Energy and MGE.

MGE makes available to qualifying customers a financing program for the purchase and installation of energy-related equipment that will provide more efficient use of utility service at the customer's property. MGE is party to a chattel paper purchase agreement with a financial institution under which it can sell or finance an undivided interest with recourse, in up to $10.0 million of the financing program receivables, until August 31, 2005. At December 31, 2005, 2004, and 2003, respectively, MGE had sold a $5.1 million, $6.0 million, and $6.1 million interest in these receivables, which MGE accounted for as a sale under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities - a Replacement of FASB Statement No. 125. MGE retains the servicing responsibility for these receivables.

MGE maintains responsibility for collecting and remitting loan payments from customers to the financial institution and does not retain any interest in the assets sold to the financial institution. As of December 31, 2005, 2004, and 2003, MGE has recorded a servicing asset of $0.2 million, $0.2 million, and $0.3 million, respectively. In 2005, 2004, and 2003 MGE recognized gains of less than $0.1 million, $0.1 million, and $0.1 million, respectively, in connection with the sale of loan assets. The servicing asset recognized and the amount amortized in 2005 was $0.1 million. The loan assets are sold to the financial institution at cost, which approximates fair value in view of their market rates of interest. During 2005, 2004, and 2003, MGE received approximately $0.5 million, $1.2 million, and $1.3 million, respectively, from the financial institution for the sale of loan assets. During those same years, payments of $1.7 million, $1.9 million, and $1.6 million, respectively, were made by MGE to the financial institution.

MGE would be required to perform under the guarantee if the customer defaulted on their loan. The energy-related equipment installed at the customer sites is used to secure the customer loans. The loan balances outstanding at December 31, 2005, approximate the fair value of the energy-related equipment acting as collateral. The length of the MGE guarantee to the financial institution varies from one to ten years depending on the term of the customer loan. Principal payments for the next five years on the loans are $0.8 million in 2006, $0.7 million in 2007, $1.0 million in 2008, $0.6 million in 2009, and $0.8 million in 2010.

MGE Energy also has guaranteed debt service payments on a development project. This is a three year commitment with a maximum financial exposure of $0.4 million for the term of the guarantee.

f.  WCCF and Elm Road Purchase Commitments - MGE Energy.

MGE and MGE Construct entered into various contracts for the purchase of equipment and services related to the construction of WCCF. All contracts entered into by MGE have since been assigned to MGE Construct. At December 31, 2005, MGE Construct had $1.0 million of contractual obligations remaining. Of this amount, $0.1 million had been accrued and reflected in MGE and MGE Energy's property, plant, and equipment balance. As such, at December 31, 2005, $0.9 million in services contracted for have not yet been rendered. These amounts primarily relate to water mitigation and laydown area restoration.

On November 4, 2005, MGE Power Elm Road acquired a 8.33% ownership interest in each of two 615 MW generating units being constructed in Oak Creek, Wisconsin. Under this agreement, MGE Power Elm Road is required to provide its pro rata share of costs related to the construction of these facilities. MGE Power Elm Road's estimated share of capital costs for its 8.33% ownership interest in both units is approximately $170 million. Based on current forecasts, capital costs for this project will be $28.8 million in 2006, $50.2 million in 2007, $42.1 million in 2008, $20.4 million in 2009, and $3.5 million in 2010. These amounts may change as a result of modifications to the project estimate or timing differences.

g.  Leases - MGE Energy and MGE.

MGE has noncancelable operating leases, primarily for combustion turbines, trains, and computer equipment. The operating leases generally contain renewal options for periods ranging from one to ten years and require MGE to pay all executory costs such as maintenance and insurance.

Future minimum rental payments at December 31, 2005, under agreements classified as operating leases with noncancellable terms in excess of one year are as follows:

(In thousands)
2006	$ 2,605
2007	2,135
2008	1,742
2009	1,550
2010	1,427
Thereafter	11,221
Total minimum future lease payments	$20,680

Rental expense under operating leases totaled $2.7 million for 2005, $2.6 million for 2004, and $2.3 million for 2003.

18. Asset Retirement Obligations - MGE Energy and MGE.

As of December 31, 2005, MGE adopted FIN 47. The adoption of FIN 47 required MGE to update an existing inventory of AROs, originally created for the adoption of SFAS 143, and to determine which, if any, of the conditional ARO's could be reasonably estimated. The significant conditional AROs identified by MGE included the costs of abandoning in place gas services and mains, the abatement and disposal of equipment and buildings contaminated with asbestos and Polychlorinated Biphenyls, and the proper disposal and removal of tanks.

The ability to reasonably estimate a conditional ARO was a matter of management judgment, based on management's ability to estimate a settlement date or range of settlement dates, a method or potential method of settlement, and probabilities associated with the potential dates and methods of settlement of its conditional AROs. In determining whether conditional AROs could be reasonably estimated, management considered past practices, industry practices, management's intent, and the estimated economic life of the assets. Management has concluded that all significant conditional AROs could be reasonably estimated.

MGE was required to measure the conditional AROs at fair value using the methodology prescribed by FIN 47. The transition provisions of FIN 47 required MGE to apply this measurement back to the historical periods in which the conditional AROs were incurred, resulting in a re-measurement of these obligations at the latter of the date that the related assets were placed into service or the date that the applicable law, environmental regulation, or contract became effective. The fair values of the conditional AROs were then estimated using a probability-weighted, discounted cash flow model with multiple scenarios, if applicable. The present value of future estimated cash flows was calculated using credit-adjusted, risk-free rates applicable to MGE in order to determine the fair value of the conditional AROs at the time of the adoption of FIN 47.

A conditional ARO of $9.2 million was recorded as of December 31, 2005, by MGE and MGE Energy. Changes in management's assumptions regarding settlement dates, settlement methods, or assigned probabilities could have had a material effect on the liabilities recorded by MGE at December 31, 2005, as well as the regulatory asset recorded.

FIN 47 required that MGE recognize the following amounts within its financial statements upon the adoption of FIN 47: (I) a liability for any existing conditional AROs adjusted for cumulative accretion to December 31, 2005; (ii) an ARC capitalized as an increase to the carrying amount of the associated long-lived asset; and (iii) cumulative depreciation on the ARC. The transition guidance in FIN 47 required that its adoption be effected through a cumulative change in accounting principle measured as the difference between the amounts recognized in the financial statements prior to the adoption of FIN 47 for conditional AROs and the amounts recognized as of December 31, 2005 pursuant to FIN 47.

As a result of SFAS 71, the aforementioned transitional guidance had no impact on the Company's Consolidated Statement of Income. Instead, MGE recorded regulatory assets of $3.1 million associated with the adoption of FIN 47. Approximately $5.4 million of the conditional ARO liability recorded by MGE had previously been recorded as cost of removal within its regulatory liability balance and, as a result was reclassified from regulatory liabilities to an ARO liability as of December 31, 2005.

The following table presents the line items within the Consolidated Balance Sheets of MGE and MGE Energy that were affected by the adoption of FIN 47:

(In thousands)	2005
Increase in regulatory assets	$3,066
(Decrease) in regulatory liabilities	($5,363)
Increase in ARO liability	$9,227
Increase in asset retirement cost-gross	$2,233
Increase in asset retirement costs-accumulated amortization	$1,435

The following table presents, on a pro-forma basis, what the liability for conditional AROs would have been had FIN 47 been applied during the years 2004 and 2003. The pro-forma amounts are estimated based upon the information, assumptions, and interest rates used to measure the liability for conditional AROs recognized upon adoption of FIN 47 as of December 31, 2005.

(In thousands)	MGE & MGE Energy
Pro-forma liability for conditional AROs, December 31, 2003	$8,288
Pro-forma liability for conditional AROs, December 31, 2004	$8,745

MGE also may have asset retirement obligations relating to the removal of various assets, such as certain electric and gas distribution facilities. These facilities are generally located on property owned by third parties, on which MGE is permitted to operate by lease, permit, easement, license, or service agreement. The asset retirement obligations associated with these facilities cannot be reasonably determined due to the indeterminate life of the related agreements.

SFAS 143

Effective January 1, 2003, MGE recorded an obligation for the fair value of its legal liability for asset retirement obligations associated with removing an electric substation, a combustion turbine generating unit, wind generating facilities, and photovoltaic generating facilities, all of which are located on property not owned by MGE and would be removed upon the ultimate end of the lease. At December 31, 2005, this liability is estimated at $1.6 million and is included in other deferred liabilities.

In April 2005, MGE Power West Campus recorded an obligation for the fair value of its legal liability for asset retirement obligations associated with the demolition and removal of the electric generation facilities of the WCCF. Provisions for these demolition and removal costs are included in the facility lease agreement. At December 31, 2005, this liability is estimated at $1.0 million and is included in other deferred liabilities.

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

The following table shows costs as of December 31, 2003 and 2004, and changes to the asset retirement obligation and accumulated depreciation through December 31, 2005. Amounts include conditional AROs per FIN 47.

(In thousands)	(a) Original Asset Retirement Obligation	(b) Accumulated Accretion	(c) (a + b) Asset Retirement Obligation	(d) Accumulated Depreciation- Related Asset
Balance, Dec. 31, 2003	$686	$675	$1,361	$175
Changes through Dec. 31, 2004	27	86	113	29
Balance, Dec. 31, 2004	$713	$761	$1,474	$204
Changes through Dec. 31, 2005	3,221	7,121	10,342	1,481
Balance, Dec. 31, 2005	$3,934	$7,882	$11,816	$1,685

Non-SFAS 143 Costs

Accumulated costs of removal that are non-SFAS No. 143 obligations are classified within the financial statements as regulatory liabilities. At December 31, 2005 and 2004, there were $12.7 million and $17.7 million of these costs recorded as regulatory liabilities within the financial statements, respectively. As mentioned above, as a result of the adoption of FIN 47, $5.4 million was reclassified from regulatory liabilities (recorded as non-SFAS 143 costs) to the ARO liability.

19. WCCF - MGE Energy and MGE.

a. Construction of the facility.

MGE Energy, through MGE Power, MGE Power West Campus, and MGE Construct, has constructed a natural gas-fired cogeneration facility on the UW campus. The facility has a capacity to produce 20,000 tons of chilled water, 500,000 pounds per hour of steam, and approximately 150 MW of electricity. The UW and MGE Power West Campus jointly own the facility. The UW owns a controlling interest in the chilled-water and steam plants, which will be used to meet the growing needs for air-conditioning and steam-heat capacity for the UW campus. MGE Power West Campus owns a controlling interest in the electric generation plant, which is used to provide electricity to MGE's customers.

MGE Construct is responsible for construction, which includes the facility (which is substantially complete) and work at a related site (which is on-going). During the years ended December 31, 2005 and December 31, 2004, MGE Construct received service fees of $1.3 million and $2.7 million (pretax), respectively, from the State in relation to its role as EPC contractor for WCCF. The total fee of $5.0 million was recognized as services were rendered and was collected over a 22-month period. As of December 31, 2005, MGE Construct has recognized the entire $5.0 million service fee.

The total construction cost is estimated to be $187.6 million, of which $103.6 million is MGE Power West Campus' estimated portion. As of December 31, 2005, MGE Power West Campus had incurred $102.1 million (excluding capitalized interest) of costs on the project, which is reflected in Property, Plant, and Equipment on MGE and MGE Energy's condensed consolidated balance sheets. Of this amount, $0.8 has not yet been paid. MGE Power West Campus estimates an additional $1.5 million in capital expenditures for this project. These amounts primarily relate to water mitigation and laydown costs. These amounts have not yet been incurred or included in MGE or MGE Energy's Property, Plant, and Equipment balance.

A $5.0 million retainage receivable was recorded by MGE Construct over the construction period of the co-generation facility, reflecting the retainage authorized under the EPC agreement. On August 18, 2005, MGE collected $2.5 million of this receivable. Of the remaining $2.5 million, $2.4 million was billed to the state during the fourth quarter of 2005. See Footnote 24 for discussion of collection of this amount in 2006.

MGE Energy, MGE Power West Campus, and MGE Construct had contractually assumed certain risks related to the construction of WCCF. In the EPC Agreement, MGE Power West Campus is responsible for cost overruns and MGE Construct was responsible for the construction process of the entire facility, paying liquidated damages relating to failure to achieve specified completion date guarantees and certain performance level guarantees. During 2005, MGE Construct achieved satisfactory completion on all guarantees and was not responsible for payment of any liquidated damages. MGE Energy was the guarantor of MGE's Construct's obligations under the EPC Agreement.

b. Lease Accounting.

MGE leases the electric generating assets owned by MGE Power West Campus and is responsible for operating the entire facility. On April 26, 2005, the facility lease between MGE and MGE Power West Campus commenced. The financial terms of the facility lease include a capital structure of 53% equity and 47% long-term debt, return on equity of 12.1%, and a lease term of 30 years. At the end of the lease term in 2035, MGE may, at its option, renew the facility lease for an additional term, purchase the generating facility at fair market value or allow the lease contract to end. In accordance with the provisions of SFAS No. 13, Accounting for Leases, MGE, as the lessee, accounts for the aforementioned lease arrangement as a capital lease and MGE Power West Campus, as the lessor, accounts for the lease as a direct financing leasing arrangement. Upon consolidation, certain accounts associated with the leasing transaction are eliminated.

Prior to the commercial operation of the WCCF, MGE recovered in electric rates the costs associated with the lease payments for the WCCF. These amounts were deferred on MGE and MGE Energy's consolidated balance sheets. From the date of commercial operation through December 31, 2005, these amounts were recognized ratably as revenues.

MGE received approval from the PSCW to collect approximately $12.1 million in carrying costs incurred by MGE Power West campus during construction of the facility. MGE is collecting these costs in rates over a period of 10 years. Of these costs, $4.1 million relates to the capitalized interest and the debt portion of the facility. These costs are recognized over the period in which the facility is being depreciated (40 years). The remaining amount of $8.0 million represents the equity portion and is recognized over the ten-year period for recovery in rates. As of December 31, 2005, $0.6 million had been recognized as revenue. These amounts are included in other nonregulated revenues on MGE Energy's and MGE's condensed consolidated statement of income. The difference between MGE's amortization of the costs for rate-making purposes over the ten-year recovery period and the recognition to revenue for the debt portion over 40 years is recorded as a liability on the condensed consolidated balance sheets.

c. Operating Arrangement

On April 10, 2005, acceptance testing for the steam and chilled water portion of the facility began. On this date, MGE began allocating charges to the UW based on the operating agreement. Under the provisions of this arrangement, the UW is required to reimburse MGE for their allocated portion of fuel and operating expenses. These allocations are based on formulas outlined in the operating agreement. For the year ended December 31, 2005, the State was allocated $0.9 million in fuel and operating costs.

20. Elm Road-MGE Energy and MGE.

On July 15, 2005, MGE Power Elm Road received a notice to proceed from We Energies in conjunction with the Power the Future plan. On September 30, 2005, MGE Power Elm Road exercised its option to acquire an undivided 8.33% ownership interest in each of two 615 MW generating units being constructed in Oak Creek, Wisconsin.

On November 4, 2005, MGE Power Elm Road closed the acquisition. On this date, MGE Power Elm Road also made its initial payment for construction costs. MGE Power Elm Road's estimated share of capital costs for its 8.33% ownership interest in both units is approximately $170 million. At December 31, 2005, MGE Power Elm Road had incurred $24.4 million (excluding capitalized interest) of costs on the project, which is reflected in the Construction Work In Progress balance on MGE and MGE Energy's condensed consolidated balance sheets. Of this amount, $2.1 million has not yet been paid.

On the date of acquisition, MGE Energy and its subsidiaries entered into various agreements, including a facility lease agreement. This facility lease agreement is between MGE Power Elm Road (a nonregulated subsidiary of MGE Energy) and MGE. The financial terms of the facility lease include a capital structure of 55% equity and 45% long-term debt, and return on equity of 12.7%, a lease term of 30 years, and a 5% lease payment reduction in the first five years.

On November 1, 2005, MGE received approval from the PSCW to defer payments made to MGE Power Elm Road for carrying costs during construction of the facility, management fees, and community impact mitigation costs. MGE will begin collecting the carrying costs in rates in 2006. These amounts will be collected over multiple years. Of these costs, a portion will relate to the capitalized interest and the debt portion of the facility. These costs will be recognized over the period in which the facility will be depreciated. The remaining amount, represents the equity portion and will be recognized over the period recovered in rates. MGE expects to begin collecting the management fees and community impact mitigation costs in rates in 2008 and expects recovery over four years.

21. Segment Information - MGE Energy and MGE.

Prior to 2005, MGE Energy operated in three business segments: electric utility operations, gas utility operations, and non-regulated. In 2005, MGE Energy added a segment for nonregulated energy operations, transmission investments, and all other non-regulated operations. All prior year segment data has been re-presented to conform with the current year presentation and segment break out.

The electric utility business purchases, generates and distributes electricity, and contracts for transmission service. The gas utility business purchases and distributes natural gas and contracts for the transportation of natural gas. Both the electric and gas segments operate through MGE Energy's principal subsidiary MGE.

The nonregulated energy operations are conducted through MGE Energy's subsidiaries: MGE Power, MGE Power West Campus, and MGE Power Elm Road. These subsidiaries have been formed to construct, own and lease new electric generating capacity. MGE Power West Campus owns a controlling interest in the electric generation plant of the natural gas-fired cogeneration facility on the UW campus, which is leased to the utility and MGE Power Elm Road has an undivided 8.33% ownership interest in each of two 615 MW generating units being constructed in Oak Creek, Wisconsin . When these units are completed, MGE Power Elm Road's portion will also be leased to the utility.

The transmission investment segment invests in a company that provides electric transmission services. Namely, this segment's operations relate to the investment in ATC, and the transactions therein. This segment includes MGE Transco. See note 4 to the Consolidated Financial Statements for further discussion of MGE Transco and the investment in ATC.

The "All other" category includes all other business activities that have been deemed not to be reportable in the other segments. Namely, this segment includes: Corporate, CWDC, Magael, and MGE Construct. These entities operations consist of investing in companies and property which relate to the regulated operations, financing the regulated operations, or providing construction services to the other subsidiaries.

General corporate expenses include the cost of executive management, corporate accounting and finance, information technology, risk management, human resources and legal functions, and employee benefits that are allocated to electric and gas based on formulas prescribed by the PSCW. Identifiable assets are those used in MGE's operations in each segment. Assets not allocated consist primarily of cash and cash equivalents, restricted cash, investments, other accounts receivable, and prepaid assets.

Sales between our electric and gas segments are based on PSCW approved tariffed rates. Additionally, intersegment operations related to the leasing arrangement between our electric segment and MGE Power West Campus/ MGE Power Elm Road are based on terms previously approved by the PSCW. Consistent with internal reporting and in accordance with the provisions of SFAS 131, Management has presented the direct financing capital lease between MGE and MGE Power West Campus as an operating lease for purpose of segment reporting. Lease payments made by MGE to MGE Power West Campus are shown as operating expenses. The lease payments received by MGE Power West Campus from MGE are shown as lease income in interdepartmental revenues. The depreciation expense associated with the WCCF is reflected in the nonregulated energy segment.

The following table shows segment information for MGE Energy's and MGE's operations:

MGE Energy (In thousands) Year ended December 31, 2005	Electric	Gas	Non- Regulated Energy	Transmission Investment	All Others	Consolidation/ Elimination Entries	Consolidated Total
Operating revenues	$310,984	$200,533	$603	$-	$1,250	$-	$513,370
Interdepartmental revenues	453	25,764	10,106	-	-	(36,323)	-
Total operating revenues/(loss)	311,437	226,297	10,709	-	1,250	(36,323)	513,370
Depreciation and amortization	(19,472)	(7,937)	(1,866)	-	-	-	(29,275)
Other operating expenses	(256,987)	(202,429)	(124)	-	(278)	36,195	(423,623)
Operating income	34,978	15,931	8,719	-	972	(128)	60,472
Other income/(loss)	51	13	-	4,871	3	-	4,938
Interest income/(expense), net	(9,345)	(2,636)	(1,549)	-	82	-	(13,448)
Income/(loss) before taxes	25,684	13,308	7,170	4,871	1,057	(128)	51,962
Income tax benefit/(provision)	(9,642)	(5,013)	(2,874)	(1,956)	(430)	44	(19,871)
Net income/(loss)	$16,042	$8,295	$4,296	$2,915	$627	$(84)	$32,091
Year ended December 31, 2004
Operating revenues	$250,386	$171,763	$ -	$-	$2,732	$ -	$424,881
Interdepartmental revenues	448	7,580	-	-	-	(8,028)	-
Total operating revenues/(loss)	250,834	179,343	-	-	2,732	(8,028)	424,881
Depreciation and amortization	(17,526)	(7,391)	-	-	-	-	(24,917)
Other operating expenses	(189,500)	(155,894)	(199)	-	(446)	8,028	(338,011)
Operating income/(loss)	43,808	16,058	(199)	-	2,286	-	61,953
Other income/(loss)	(698)	(198)	-	4,236	615	(28)	3,927
Interest expense, net	(8,816)	(2,486)	-	-	(82)	-	(11,384)
Income/(loss) before taxes	34,294	13,374	(199)	4,236	2,819	(28)	54,496
Income taxes benefit/(provision)	(12,862)	(5,039)	80	(1,700)	(1,135)	-	(20,656)
Net income/(loss)	$21,432	$8,335	$(119)	$2,536	$1,684	$(28)	$33,840
Year ended December 31, 2003
Operating revenues	$241,745	$159,802	$ -	$-	$1,023	$ -	$402,570
Interdepartmental revenues	519	7,748	-	-	-	(8,267)	-
Total operating revenues/(loss)	242,264	167,550	-	-	1,023	(8,267)	402,570
Depreciation and amortization	(16,437)	(6,907)	-	-	-	-	(23,344)
Other operating expenses	(184,236)	(141,997)	(19)	-	(387)	8,267	(318,372)
Operating income/(loss)	41,591	18,646	(19)	-	636	-	60,854
Other income/(loss)	(1,398)	(405)	-	3,687	4	-	1,888
Interest income/(expense), net	(9,528)	(2,688)	-	-	15	-	(12,201)
Income/(loss) before taxes	30,665	15,553	(19)	3,687	655	-	50,541
Income taxes provision	(11,852)	(6,225)	-	(1,480)	(344)	-	(19,901)
Net income/(loss)	$18,813	$9,328	$(19)	$2,207	$311	-	$30,640

MGE (In thousands) Year ended December 31, 2005	Electric	Gas	Non- Regulated Energy	Transmission Investment	All Others	Consolidation/ Elimination Entries	Consolidated Total
Operating revenues	$310,984	$200,533	$603	$-	$ -	$-	$512,120
Interdepartmental revenues	453	25,764	10,106	-	-	(36,323)	-
Total operating revenues/(loss)	311,437	226,297	10,709	-	-	(36,323)	512,120
Depreciation and amortization	(19,472)	(7,937)	(1,866)	-	-	-	(29,275)
Other operating expenses*	(266,903)	(207,519)	(2,998)	-	-	37,154	(440,266)
Operating income/(loss)*	25,062	10,841	5,845	-	-	831	42,579
Other income/(loss)	325	90	-	2,915	-	(890)	2,440
Interest income/(expense), net	(9,345)	(2,636)	(1,549)	-	-	-	(13,530)
Income/(loss) before minority interest	16,042	8,295	4,296	2,915	-	(59)	31,489
Minority interest, net of tax	-	-	-	-	-	(5,438)	(5,438)
Net income/(loss)	$16,042	$8,295	$4,296	2,915	$-	$(5,497)	$26,051
Year ended December 31, 2004
Operating revenues	$250,386	$171,763	$ -	$-	$ -	$ -	$422,149
Interdepartmental revenues	448	7,580	-	-	-	(8,028)	-
Total operating revenues/(loss)	250,834	179,343	-	-	-	(8,028)	422,149
Depreciation and amortization	(17,526)	(7,391)	-	-	-	-	(24,917)
Other operating expenses*	(203,012)	(161,117)	(119)	-	-	8,028	(356,220)
Operating income	30,296	10,835	(119)	-	-	-	41,012
Other income/(loss)*	(48)	(14)	-	2,536	-	-	2,474
Interest expense, net	(8,816)	(2,486)	-	-	-	-	(11,302)
Income before minority interest	21,432	8,335	(119)	2,536	-	-	32,184
Minority interest, net of tax	-	-	-	-	-	-	-
Net income	$21,432	$8,335	$(119)	$2,536	$-	$-	$32,184
Year ended December 31, 2003
Operating revenues	$241,745	$159,802	$ -	$-	$ -	$ -	$401,547
Interdepartmental revenues	519	7,748	-	-	-	(8,267)	-
Total operating revenues/(loss)	242,264	167,550	-	-	-	(8,267)	401,547
Depreciation and amortization	(16,437)	(6,907)	-	-	-	-	(23,344)
Other operating expenses*	(196,883)	(148,446)	(19)	-	-	8,267	(337,081)
Operating income/(loss)	28,944	12,197	(19)	-	-	-	41,122
Other income/(loss)*	(603)	(181)	-	2,207	-	-	1,423
Interest expense, net	(9,528)	(2,688)	-	-	-	-	(12,216)
Income/(loss) before minority interest	18,813	9,328	(19)	2,207	-	-	30,329
Minority interest, net of tax	-	-	-	-	-	-	-
Net income/(loss)	$18,813	$9,328	$(19)	$2,207	$-	$-	$30,329

*Amounts are shown net of the related tax expense, consistent with the presentation on the consolidated MGE Income Statement.

The following table shows segment information for MGE Energy's and MGE's assets and capital expenditures:

(In thousands)	Utility			Consolidated
MGE Energy	Electric	Gas	Assets not Allocated	Nonregulated Energy	Transmission Investment	All Others	Consolidation/ Elimination Entries	Total
Assets:
December 31, 2005	$533,896	$233,139	$21,013	$143,101	$35,239	$276,565	$(326,046)	$916,907
December 31, 2004	466,897	205,738	25,894	98,751	32,542	272,211	(273,262)	828,771
December 31, 2003	433,385	185,382	24,650	49,446	27,886	205,735	(200,477)	726,007

Capital Expenditures:
Year ended December 31, 2005	40,340	10,264	-	35,167	-	-	-	85,771
Year ended December 31, 2004	36,418	12,315	-	47,042	-	-	(28)	95,747
Year ended December 31, 2003	40,833	13,875	-	28,262	-	-	-	82,970

MGE
Assets:
December 31, 2005	$533,896	$233,139	$21,013	$142,875	$35,239	$-	$(52,366)	$913,796
December 31, 2004	466,897	205,738	25,894	98,501	32,542	-	(10,096)	819,476
December 31, 2003	433,385	185,382	24,650	49,121	27,886	-	(113)	720,311

Capital Expenditures:
Year ended December 31, 2005	40,340	10,264	-	35,167	-	-	-	85,771
Year ended December 31, 2004	36,418	12,315	-	47,020	-	-	22	95,775
Year ended December 31, 2003	40,833	13,875	-	28,262	-	-	-	82,970

MGE Energy asset consolidation/elimination entries at December 31, 2005 include the following:

(In thousands)	2005
Parents investment in affiliate subsidiaries	$(272,867)
Netting of tax positions	(2,966)
Affiliate receivables related to WCCF	(10,941)
Affiliate receivables related to Elm Road	(27,219)
Elimination of deferred charges related to WCCF	(11,263)
Elimination of deferred charges related to Elm Road	(621)
Misc. affiliate receivables and other	(169)
Total MGE Energy asset consolidation/elimination entries	$(326,046)

MGE asset consolidation/elimination entries at December 31, 2005 include the following:

(In thousands)	2005
MGE investment in MGE Transco	$(36,553)
Netting of tax positions	(1,991)
Elimination of deferred charges related to WCCF	(11,263)
Elimination of deferred charges related to Elm Road	(621)
Affiliate receivables related to Elm Road	(1,778)
Misc. affiliate receivables and other	(160)
Total MGE asset consolidation/elimination entries	$(52,366)

22. Quarterly Summary of Operations - MGE Energy (unaudited).

(In thousands, except per-share amounts)	Quarters Ended
2005	March 31	June 30	Sept. 30	Dec. 31
Operating revenues:
Regulated electric revenues	$ 63,880	$ 73,637	$ 95,181	$ 78,286
Regulated gas revenues	74,347	26,111	18,992	81,083
Nonregulated revenues	682	719	226	226
Total	138,909	100,467	114,399	159,595
Operating expenses	123,847	89,725	95,825	143,501
Operating income	15,062	10,742	18,574	16,094
Interest and other income	(1,574)	(2,047)	(2,244)	(2,645)
Income tax provision	(5,273)	(3,253)	(6,431)	(4,914)
Earnings on common stock	$ 8,215	$ 5,442	$ 9,899	$ 8,535
Earnings per common share	$0.40	$0.27	$0.48	$0.42
Dividends per share	$0.342	$0.342	$0.345	$0.345
2004
Operating revenues:
Regulated electric revenues	$ 59,911	$ 61,426	$ 69,771	$ 59,278
Regulated gas revenues	74,688	23,306	16,388	57,381
Nonregulated revenues	682	682	681	687
Total	135,281	85,414	86,840	117,346
Operating expenses	111,309	74,572	70,534	106,513
Operating income	23,972	10,842	16,306	10,833
Interest and other income	(1,272)	(1,534)	(2,067)	(2,584)
Income tax provision	(8,909)	(3,481)	(5,131)	(3,135)
Earnings on common stock	$ 13,791	$ 5,827	$ 9,108	$ 5,114
Earnings per common share	$0.75	$0.31	$0.48	$0.25
Dividends per share	$0.338	$0.338	$0.342	$0.342

Notes:

• Operating income and earnings on common stock for the three months ended March 31, 2004 and June 30, 2004 have been adjusted to reflect a reduction in net periodic postretirement benefit cost of $0.1 million for each period due to the adoption of FSP FAS 106-2. See Footnote 13 for additional information.

• The quarterly results of operations within a year may not be comparable because of seasonal and other factors.

• The sum of earnings per share of common stock for any four quarters may vary slightly from the earnings per share of common stock for the equivalent twelve-month period due to rounding.

• MGE Energy's operations are based primarily on its utility subsidiary MGE.

23.  Related Party Transactions - MGE Energy and MGE.

ATC

On November 21, 2002, MGE and ATC entered into an interconnection agreement related to transmission system upgrades for WCCF. MGE issued to ATC a "Notice to Proceed for the Procurement of the Equipment" for the system upgrades. MGE has advanced funds for construction of transmission equipment and work done by ATC related to WCCF. Total funds advanced to ATC, including interest incurred, for this project at December 31, 2005 were $13.0 million. During 2004 and 2003 funds were advanced in the amounts of $2.3 million and $9.2 million, respectively. During the first quarter of 2005, MGE received $13.0 million from ATC as full reimbursement of its costs incurred to complete the upgrade.

During 2005, 2004, and 2003, MGE paid ATC $14.9 million, $12.7 million, and $9.1 million, respectively for transmission services. MGE also provides a variety of operational, maintenance, and project management work for ATC, which is reimbursed by ATC. At December 31, 2005, 2004, and 2003, MGE had a receivable due from ATC of $0.1 million, $10.6 million, and $14.0 million, respectively (including funds advanced to ATC related to WCCF). No payable balance to ATC was outstanding at December 31, 2005.

WEPCO and ATC entered into an interconnection agreement related to transmission system upgrades for the Elm Road project, in which MGE Power Elm Road has an undivided 8.33% ownership interest. At December 31, 2005, MGE Power Elm Road advanced Elm Road Services, LLC $1.6 million in funds for construction of transmission equipment and work done by ATC related to the Elm Road project. MGE will be reimbursed for all previously advanced funds upon completion of the project.

For additional discussion on MGE's relationship with ATC see Footnote 4.

24.  Subsequent Events- MGE Energy and MGE.

a. Blount Generating Station

On January 19, 2006, MGE announced a plan, subject to certain conditions, that includes discontinuing coal use at the end of 2011 at Blount. The plant is capable of burning coal and natural gas. The plant will continue to run on natural gas but will be reduced from its current approximate 190 MW capacity to 100 MW when coal burning is discontinued. MGE anticipates full regulatory recovery of the costs associated with the discontinuance of coal at Blount.

b. ATC Capital Contribution

On January 31, 2006, MGE Transco made a $0.7 million capital contribution to ATC.

c. Retainage Receivable

On January 5, 2006, MGE received $2.4 million of the remaining retainage receivable from the State. The remaining $0.1 million is expected to be collected in early 2006.

d. Fuel Filing

MGE's electric fuel costs are subject to fuel rules, established by the PSCW, which further mitigate commodity risk. Under the fuel rules effective January 1, 2006, MGE can apply for a fuel surcharge if actual electric fuel costs exceed 102% of the electric fuel costs allowed in its latest rate order. Conversely, MGE may have to provide a fuel credit to its customers if actual electric fuel costs are less than 99.5% of the electric fuel costs allowed in that order. Based on the results for the month ended January 31, 2006, MGE estimates that actual electric fuel costs will be less than that lower end for 2006. As a result, on February 27, 2006, MGE filed an application with the PSCW proposing a fuel credit of $0.00069 per kilowatt-hour. MGE estimates that this credit, if approved, could result in a reduction to 2006 electric revenues of approximately $2.0 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

MGE Energy and MGE

None.

Item 9A. Controls and Procedures.

MGE Energy and MGE

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

During the fourth quarter of 2005, each registrant's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to that registrant, including its subsidiaries, is accumulated and made known to that registrant's management, including its principal executive officer and its principal executive financial officer, by other employees of that registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, the registrants do not control or manage certain of their unconsolidated entities, and thus, their access and ability to apply their procedures to those entities is more limited than is the case for their consolidated subsidiaries.

As of December 31, 2005, the principal executive officer and principal financial officer of each registrant concluded that such registrant's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective to accomplish their objectives. Each registrant intends to continually strive to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

During the quarter ended December 31, 2005, there were no changes in MGE Energy or MGE's internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, MGE Energy or MGE's internal control over financial reporting.

MGE Energy

Since MGE Energy is an accelerated filer, its management is required to assess and report on the effectiveness of its internal control over financial reporting as of December 31, 2005. As a result of that assessment, management determined that there were no material weakness as of December 31, 2005 and, therefore, concluded that MGE Energy's internal control over financial reporting was effective. Management's Report on Internal Control Over Financial Reporting is included in Item 8. - Financial Statements and Supplementary Data.

Item 9B. Other Information.

MGE Energy

None.

PART III.

Item 10. Directors and Executive Officers of the Registrant.

MGE Energy

The information required by Item 10 relating to directors and nominees for election as directors at MGE Energy's annual meeting of shareholders is incorporated herein by reference to the information under the heading "ELECTION OF DIRECTORS" in MGE Energy's definitive proxy statement (2006 Proxy Statement) to be filed with the SEC on April 17, 2006. Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the information under the heading "BENEFICIAL OWNERSHIP - Section 16(a) Beneficial Ownership Reporting Compliance" in the 2006 Proxy Statement.

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

Item 11. Executive Compensation.

See Item 12.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

MGE Energy

The required information for Items 11 and 12 is included in the 2006 Proxy Statement under the section "EXECUTIVE COMPENSATION," not including "Report on Executive Compensation" and "Company Performance," and under the section "BENEFICIAL OWNERSHIP," which is incorporated herein by reference.

MGE Energy does not have or maintain any equity compensation plans.

Item 13. Certain Relationships and Related Transactions.

MGE Energy

None.

Item 14. Principal Accountant Fees and Services.

MGE Energy

The information required by Item 14 is incorporated herein by reference to the information under the heading "RATIFICATION OF PRICEWATERHOUSECOOPERS LLP AS OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM" in the 2006 Proxy Statement.

MGE

Independent Registered Public Accounting Firm Fees Disclosure
	2005	2004
Audit Fees:
Audit of financial statements and internal controls (1)	$865,400	$824,250
Review of SEC filings and comfort letters	-	44,000
Total Audit Fees	$865,400	$868,250

Audit-Related Fees:
Financial accounting and reporting standards consultation	$ -	$ 40,000
Fee to access online accounting standards library	1,500	1,500
Total Audit-Related Fees	$ 1,500	$ 41,500

Tax Fees:
Review of federal and state income tax returns	$ 18,000	$ 16,000
Total Tax Fees	$ 18,000	$ 16,000

All Other Fees:
Financial analysis for generation projects	$ 34,600	$ 87,500
Total All Other Fees	$ 34,600	$ 87,500
(1) Fees for 2005 include $116,400 for work performed, billed and paid in 2005 for the internal control review related to our financial statements for the year ended December 31, 2004.

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

PART IV.

Item 15. Exhibits and Financial Statement Schedules.

(a) 1. Financial Statements.
MGE Energy
Report of Independent Registered Public Accounting Firm	58
Consolidated Statements of Income for the years ended December 31, 2005, 2004, and 2003	59
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004, and 2003	60
Consolidated Balance Sheets as of December 31, 2005 and 2004	61
Consolidated Statements of Capitalization as of December 31, 2005 and 2004	62
Consolidated Statements of Common Equity and Comprehensive Income as of December 31, 2005, 2004, and 2003.	63
Notes to Consolidated Financial Statements	69
MGE
Report of Independent Registered Public Accounting Firm	58
Consolidated Statements of Income for the years ended December 31, 2005, 2004, and 2003	64
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004, and 2003	65
Consolidated Balance Sheets as of December 31, 2005 and 2004	66
Consolidated Capitalization Statement as of December 31, 2005 and 2004	67
Consolidated Statements of Common Equity and Comprehensive Income as of December 31, 2005, 2004, and 2003	68
Notes to Consolidated Financial Statements	69

2. Financial Statement Schedule.

Schedule II - Valuation and Qualifying Accounts for MGE Energy, Inc. and Madison Gas and Electric Company.

All other schedules have been omitted because they are not applicable or not required, or because the required information is shown in the consolidated financial statements or notes thereto.

3. All Exhibits Including Those Incorporated by Reference.

Exhibits. Certain of the following exhibits are incorporated herein by reference under Rule 12b-32 of the Securities Exchange Act of 1934, as amended, as indicated by the parenthetical reference. Certain other instruments which would otherwise be required to be listed below have not been so listed because such instruments do not authorize securities in an amount which exceeds 10% of the total assets of the applicable registrant and its subsidiaries on a consolidated basis and the relevant registrant agrees to furnish a copy of any such instrument to the Commission upon request. An asterisk (*) indicates a management contract or compensatory plan or arrangement.

3.1 Amended and Restated Articles of Incorporation of MGE Energy. (Exhibit 3.1 to MGE Energy's Registration Statement on Form S-4, Registration No. 333-72694.)

3.2 Amended and Restated Bylaws of MGE Energy. (Exhibit 3.2 to MGE Energy's Registration Statement on Form S-4, Registration No. 333-72694.)

3.3 Restated Articles of Incorporation of MGE as in effect at May 6, 1996. (Exhibit 3.(i) to Form 10-K for year ended December 31, 1996, File No. 0-1125.)

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

10.4* Form of Severance Agreement. (Exhibit 10F to Form 10-K for the year ended December 31, 1994, File No. 0-1125.)

10.5 Credit Agreement dated as of December 21, 2005, among MGE Energy, Inc., the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.6 Amended and Restated Credit Agreement dated as of December 21, 2005, among Madison Gas and Electric Company, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.7 Line of Credit Note, dated as of November 28, 2005, among Madison Gas and Electric Company, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.8 Note Modification Agreement, dated as of December 21, 2005, Madison Gas and Electric Company, as Borrower, and JPMorgan Chase Bank, N.A., as Lender.

10.9 Line of Credit Note dated December 29, 2004, from Madison Gas and Electric Company to JPMorgan Chase Bank, N.A. (Exhibit 10.1 to Form 8-K dated December 30, 2004, File No. 0-1125).

10.10 Line of Credit Note, dated as of September 30, 2005, among Madison Gas and Electric Company, as Borrower, and JPMorgan Chase Bank, N.A., as Lender. (Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2005, File No. 0-1125).

10.11 Note Modification Agreement, dated as of September 2, 2005, among MGE Energy, Inc., as Borrower, and JPMorgan Chase Bank, N.A., as Lender. (Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2005, File No. 0-1125).

10.12 Senior Secured Note, dated as of October 27, 2005, among MGE Power West Campus, LLC, as Issuer, Allstate Life Insurance Company, as Purchaser, and JPMorgan Trust Company, National Association (f/k/a Bank One Trust Company, N.A.), as Trustee. (Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2005, File No. 0-1125).

10.13 First Supplement to Trust Indenture, dated as of October 27, 2005, among MGE Power West Campus, LLC, as Issuer, and JPMorgan Trust Company, National Association (f/k/a Bank One Trust Company, N.A.), as Trustee. (Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 2005, File No. 0-1125).

10.14 First Supplement to Note Purchase Agreement, dated as of October 27, 2005, among MGE Power West Campus, LLC, as Issuer, and Allstate Life Insurance Company, as Purchaser. (Exhibit 10.5 to Form 10-Q for the quarter ended September 30, 2005, File No. 0-1125).

10.15 Amended and Restated Leasehold Mortgage with Assignment of Rents, dated as of October 27,2005, among MGE Power West Campus, LLC as Lessor, and JPMorgan Trust Company, National Association (f/k/a Bank One Trust Company, N.A.), as Mortgagee. (Exhibit 10.6 to Form 10-Q for the quarter ended September 30, 2005, File No. 0-1125).

10.16 Elm Road Generating Station I Easement and Indemnification Agreement, dated as of December 17, 2004, among MGE Power Elm Road, LLC and Madison Gas and Electric Company.

10.17 Elm Road Generating Station Common Facilities Operating and Maintenance Agreement, dated as of December 17, 2004, among Madison Gas and Electric Company, Wisconsin Electric Power Company, and Wisconsin Public Power Inc., as Lessee/Owner Parties, and Wisconsin Electric Power Company, as Operating Agent. (Exhibit 10.7 to Form 10-Q for the quarter ended September 30, 2005, File No. 0-1125).

10.18 Elm Road Generating Station New Common Facilities Ownership Agreement, dated as of December 17, 2004, among MGE Power Elm Road, LLC, Elm Road Generating Station Supercritical, LLC, and Wisconsin Public Power Inc., as Joint Owners. (Exhibit 10.8 to Form 10-Q for the quarter ended September 30, 2005, File No. 0-1125).

10.19 Elm Road Generating Station I Ownership Agreement, dated as of December 17, 2004, among MGE Power Elm Road, LLC, Elm Road Generating Station Supercritical, LLC, and Wisconsin Public Power Inc., as Joint Owners, Elm Road Services, LLC, as Project Manager, and W.E. Power LLC. (Exhibit 10.9 to Form 10-Q for the quarter ended September 30, 2005, File No. 0-1125).

10.20 Elm Road Generating Station I Facility Lease Agreement, dated as of November 4, 2005, among MGE Power Elm Road, LLC, as Lessor, and Madison Gas and Electric Company, as Lessee. (Exhibit 10.10 to Form 10-Q for the quarter ended September 30, 2005, File No. 0-1125).

10.21 Elm Road Generating Station I Operating and Maintenance Agreement, dated as of December 17, 2004, among Madison Gas and Electric Company, Wisconsin Electric Power Company, and Wisconsin Public Power Inc., as Lessee/ Owners, and Wisconsin Electric Power Company, as Operating Agent. (Exhibit 10.11 to Form 10-Q for the quarter ended September 30, 2005, File No. 0-1125).

10.22 Elm Road Generating Station I Easement and Indemnification Agreement, dated as of December 17, 2004, among MGE Power Elm Road, LLC and Wisconsin Public Power Inc., as Grantees, and Wisconsin Electric Power Company, as Grantor. (Exhibit 10.12 to Form 10-Q for the quarter ended September 30, 2005, File No. 0-1125).

10.23 Elm Road Generating Station II Ownership Agreement, dated as of December 17, 2004, among MGE Power Elm Road, LLC, Elm Road Generating Station Supercritical, LLC, and Wisconsin Public Power Inc., as Joint Owners, Elm Road Services, LLC, as Project Manager, and W.E. Power LLC. (Exhibit 10.13 to Form 10-Q for the quarter ended September 30, 2005, File No. 0-1125).

10.24 Elm Road Generating Station II Facility Lease Agreement, dated as of November 4, 2005, among MGE Power Elm Road, LLC, as Lessor, and Madison Gas and Electric Company, as Lessee. (Exhibit 10.14 to Form 10-Q for the quarter ended September 30, 2005, File No. 0-1125).

10.25 Elm Road Generating Station II Operating and Maintenance Agreement, dated as of December 17, 2004, among Madison Gas and Electric Company, Wisconsin Electric Power Company, and Wisconsin Public Power Inc., as Lessee/ Owners, and Wisconsin Electric Power Company, as Operating Agent. (Exhibit 10.15 to Form 10-Q for the quarter ended September 30, 2005, File No. 0-1125).

10.26 Elm Road Generating Station II Easement and Indemnification Agreement, dated as of December 17, 2004, among MGE Power Elm Road, LLC and Wisconsin Public Power Inc., as Grantees, and Wisconsin Electric Power Company, as Grantor. (Exhibit 10.16 to Form 10-Q for the quarter ended September 30, 2005, File No. 0-1125).

10.27 Operating Agreement, dated as of October 28, 2005, among MGE Energy LLC, Madison Gas and Electric Company, and MGE Transco Investment LLC. (Exhibit 10.17 to Form 10-Q for the quarter ended September 30, 2005, File No. 0-1125).

10.28 West Campus Cogeneration Facility Engineering, Procurement and Construction Agreement, dated as of October 1, 2003, among MGE Construct LLC, as General Contractor, and the State of Wisconsin, and MGE Power West Campus, LLC, as Joint Owners. (Exhibit 10.18 to Form 10-Q for the quarter ended September 30, 2005, File No. 0-1125).

10.29 West Campus Cogeneration Facility Joint Ownership Agreement, dated as of October 13, 2003, among MGE Power West Campus, LLC, The Board of Regents of the University of Wisconsin System, and the State of Wisconsin, as Joint Owners. (Exhibit 10.19 to Form 10-Q for the quarter ended September 30, 2005, File No. 0-1125).

10.30 West Campus Cogeneration Facility Operation and Maintenance Agreement, dated as of October 13, 2003, among Madison Gas and Electric Company, as Operator, and the Board of Regents of the University of Wisconsin System, as Joint Owner. (Exhibit 10.20 to Form 10-Q for the quarter ended September 30, 2005, File No. 0-1125).

10.31 West Campus Cogeneration Facility Lease Agreement, dated as of March 18, 2004, among MGE Power West Campus, LLC, as Lessor, and Madison Gas and Electric Company, as Lessee. (Exhibit 10.21 to Form 10-Q for the quarter ended September 30, 2005, File No. 0-1125).

10.32 West Campus Cogeneration Facility Ground Lease, dated as of July 15, 2002, among MGE Power LLC, as Lessee, and the Board of Regents of the University of Wisconsin System, as Lessor. (Exhibit 10.22 to Form 10-Q for the quarter ended September 30, 2005, File No. 0-1125).

10.33 West Campus Cogeneration Facility Amendment of Ground Lease, dated as of March 18, 2004, among MGE Power West Campus, LLC as Lessee, and the Board of Regents of the University of Wisconsin System, as Lessor. (Exhibit 10.23 to Form 10-Q for the quarter ended September 30, 2005, File No. 0-1125).

10.34 West Campus Cogeneration Facility MGE Ground Sublease, dated as of March 18, 2004, among MGE Power West Campus, LLC as Lessee, and Madison Gas and Electric Company, as Lessor. (Exhibit 10.24 to Form 10-Q for the quarter ended September 30, 2005, File No. 0-1125).

12 Statements regarding computation of ratio of earnings to fixed charges:

12.1 MGE Energy, Inc.

12.2 Madison Gas and Electric Company

21 Subsidiaries of MGE Energy, Inc.

23 Consent of Independent Registered Public Accounting Firm - MGE Energy, Inc.

31 Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 as to the Annual Report on Form 10-K for the year ended December 31, 2005, filed by the following officers for the following companies:

31.1 Filed by Gary J. Wolter for MGE Energy, Inc.

31.2 Filed by Terry A. Hanson for MGE Energy, Inc.

31.3 Filed by Gary J. Wolter for Madison Gas and Electric Company

31.4 Filed by Terry A. Hanson for Madison Gas and Electric Company

32 Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) as to the Annual Report on Form 10-K for the year ended December 31, 2005, filed by the following officers for the following companies:

32.1 Filed by Gary J. Wolter for MGE Energy, Inc.

32.2 Filed by Terry A. Hanson for MGE Energy, Inc.

32.3 Filed by Gary J. Wolter for Madison Gas and Electric Company

32.4 Filed by Terry A. Hanson for Madison Gas and Electric Company

 Schedule II

 MGE Energy, Inc. and Madison Gas and Electric Company

 Valuation and Qualifying Accounts

		Additions
	Balance at beginning of period	(1) Charged to costs and expenses	(2) Charged to other accounts	Net Accounts written off	Balance at end of period
Fiscal Year 2003: Accumulated provision for uncollectibles	(2,659,254)	(1,765,463)	-	1,689,269	(2,735,448)
Fiscal Year 2004: Accumulated provision for uncollectibles	(2,735,448)	(2,106,711)	-	2,087,311	(2,754,848)
Fiscal Year 2005: Accumulated provision for uncollectibles	(2,754,848)	(2,202,310)	-	2,130,122	(2,827,036)

Signatures - MGE Energy, Inc.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

MGE Energy, Inc. (Registrant)

Date: March 8, 2006	/s/ Gary J. Wolter
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 8, 2006.

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

Madison Gas and Electric Company (Registrant)

Date: March 8, 2006	/s/ Gary J. Wolter
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 8, 2006.

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