Form 10-Q
period 2006-03-31
MGE ENERGY INC
filed 2006-05-08
CIK 1161728

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:

March 31, 2006

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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) have been subject to such filing requirements for the past 90 days: Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

	Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer
MGE Energy, Inc.	X
Madison Gas and Electric Company			X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

MGE Energy, Inc. And Madison Gas and Electric Company

Yes [   ]

No [ X ].

Number of Shares Outstanding of Each Class of Common Stock as of May 1, 2006
MGE Energy, Inc.	Common stock, $1.00 par value, 20,454,496 shares outstanding.
Madison Gas and Electric Company	Common stock, $1.00 par value, 17,347,889 shares outstanding (all of which are owned beneficially and of record by MGE Energy, Inc.).

Table of Contents

PART I. FINANCIAL INFORMATION.

Filing Format

Forward-Looking Statements

Where to Find More Information

Definitions, Abbreviations, and Acronyms Used in the Text and Notes of this Report

Item 1. Financial Statements.

MGE Energy, Inc.

Condensed Consolidated Statements of Income (unaudited)

Condensed Consolidated Statements of Cash Flows (unaudited)

Condensed Consolidated Balance Sheets (unaudited)

Madison Gas and Electric Company

Condensed Consolidated Statements of Income (unaudited)

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

Item 6. Exhibits.

Signatures - MGE Energy, Inc.

Signatures - Madison Gas and Electric Company

PART I. FINANCIAL INFORMATION.

Filing Format

This combined Form 10-Q is being filed separately by MGE Energy, Inc. (MGE Energy) and Madison Gas and Electric Company (MGE). MGE is a wholly owned subsidiary of MGE Energy and represents a substantial portion of its assets, liabilities, revenues, expenses, and operations. Thus, all information contained in this report relates to, and is filed by, MGE Energy. Information that is specifically identified in this report as relating solely to MGE Energy, such as its financial statements and information relating to its nonregulated business, does not relate to, and is not filed by, MGE. MGE makes no representation as to that information. The terms "we" and "our" as used in this report refer to MGE Energy and its consolidated subsidiaries, unless otherwise indicated.

Forward-Looking Statements

This report, and other documents filed by MGE Energy and MGE with the Securities and Exchange Commission (SEC) from time to time, contain forward-looking statements that reflect management's current assumptions and estimates regarding future performance and economic conditions—especially as they relate to future load growth, revenues, expenses, capital expenditures, financial resources, regulatory matters, and the scope and expense associated with future environmental regulation. These forward-looking statements are made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Words such as "believe," "expect," "anticipate," "estimate," "could," "should," "intend," and other similar words generally identify forward-looking statements. Both MGE Energy and MGE caution investors that these forward-looking statements are subject to known and unknown risks and uncertainties that may cause actual results to differ materially from those projected, expressed, or implied.

The factors that could cause actual results to differ materially from the forward-looking statements made by a registrant include (a) those factors discussed in the following sections of the Registrants' 2005 Annual Report on Form 10-K: ITEM 1A. Risk Factors and ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations; and (b) other factors discussed herein and in other filings with the United States Securities and Exchange Commission (SEC) by the Registrants.

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

Definitions, Abbreviations, and Acronyms Used in the Text and Notes of this Report

AFUDC	allowance for funds used during construction
Alliant	Alliant Energy Corporation
AMR	automated meter reading
ANR	ANR Pipeline Company
APB	Accounting Research Bulletin
APBO	Accumulated Pension Benefit Obligation
ARB	Accounting Research Bulletin
ARC	Asset Retirement Cost
ATC	American Transmission Company LLC
ARO	Asset Retirement Obligation
Blount	Blount Station
BOCM	Banc One Capital Markets, Inc.
CO2	carbon dioxide
Columbia	Columbia Energy Center
ComEd	Commonwealth Edison Company, a unit of Chicago-based Exelon Corp.
cooling degree days	Measure of the extent to which the average daily temperature is above 65 degrees Fahrenheit, increasing demand for cooling
CPCN	Certificate of Public Convenience and Necessity
CWDC	Central Wisconsin Development Corporation
DNR	Wisconsin Department of Natural Resources
Dth	dekatherms
EITF	Emerging Issues Task Force
Elm Road	Elm Road Generating Station
EPA	U.S. Environmental Protection Agency
EPC	Engineering, Procurement, and Construction
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN	FASB Interpretation No.
FSP	FASB Staff Position
FTR	Financial Transmission Rights
GCIM	gas cost incentive mechanism
heating degree days (HDD)	Measure of the extent to which the average daily temperature is below 65 degrees Fahrenheit, increasing demand for heating
interconnection agreement	Generation-Transmission Interconnection Agreement
Kewaunee	Kewaunee Nuclear Power Plant
kV	kilovolt
kWh	kilowatt-hour
LIBOR	London Inter Bank Offer Rate
LMP	Locational Marginal Pricing
MACT	Maximum available control technology
MAGAEL	MAGAEL, LLC
MAIN	Mid-America Interconnected Network, Inc.
MGE	Madison Gas and Electric Company
MGE Construct	MGE Construct LLC
MGE Energy	MGE Energy, Inc.
MGE Power	MGE Power LLC
MGE Power Elm Road	MGE Power Elm Road, LLC
MGE Power West Campus	MGE Power West Campus, LLC
MGE Transco	MGE Transco Investment, LLC
MISO	Midwest Independent System Operator (a regional transmission organization)
Moody's	Moody's Investors Service, Inc.
MRO	Midwest Reliability Organization
MW	megawatt
MWh	megawatt-hour
Nasdaq	The Nasdaq National Stock Market
NNG	Northern Natural Gas Company
NOx	nitrogen oxide
NOx SIP Call	Nitrogen oxide State Implementation Plan (federal rule 40 CFR Part 96, commonly known as the NOx SIP Call)
NYMEX	New York Mercantile Exchange
PGA	Purchased Gas Adjustment clause
PJM	PJM Interconnection, LLC (a regional transmission organization)
PSCW	Public Service Commission of Wisconsin
RTO	Regional Transmission Organization
S&P	Standard & Poor's Ratings Group, a division of McGraw-Hill Companies
SAB	Staff Accounting Bulletin
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards (issued by the FASB )
SO2	sulfur dioxide
the State	State of Wisconsin
Stock Plan	Direct Stock Purchase and Dividend Reinvestment Plan of MGE Energy
Super Critical	Super Critical, LLC
UW	University of Wisconsin-Madison
VIE	variable interest entity
WCCF	West Campus Cogeneration Facility
WEPCO	Wisconsin Electric Power Company
Working capital	current assets less current liabilities
WPDES	Wisconsin Pollutant Discharge Elimination System
WPL	Wisconsin Power and Light Company
WPSC	Wisconsin Public Service Corporation

Item 1. Financial Statements.

MGE Energy, Inc.

Condensed Consolidated Statements of Income (unaudited)

(In thousands, except per-share amounts)

	Three Months Ended March 31,
	2006	2005
Revenues:
Regulated utility operations	$157,662	$138,227
Nonregulated operations	923	682
Total Revenues	158,585	138,909

Expenses:
Fuel for electric generation	11,249	9,990
Purchased power	20,756	21,026
Natural gas purchased	63,467	53,837
Other operations and maintenance	30,565	28,872
Depreciation and amortization	7,721	6,625
Other general taxes	3,968	3,497
Total Operating Expenses	137,726	123,847
Operating Income	20,859	15,062

Other income	1,698	1,244
Interest expense	(3,830)	(2,818)
Income before income taxes	18,727	13,488
Income tax provision	(7,211)	(5,273)
Net Income	$ 11,516	$ 8,215

Earnings per Share of Common Stock (basic and diluted)	$0.56	$0.40

Dividends paid per share of common stock	$0.345	$0.342

Average Shares Outstanding (basic and diluted)	20,454	20,421

The accompanying notes are an integral part of the above condensed consolidated financial statements.

MGE Energy, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Three Months Ended March 31,
	2006	2005
Operating Activities:
Net income	$11,516	$ 8,215
Items not affecting cash:
Depreciation and amortization	7,721	6,625
Deferred income taxes	(3,116)	(2,850)
Amortization of investment tax credits	(108)	(115)
Equity in earnings in ATC	(1,298)	(1,152)
Amortization of debt issuance costs and bond expense	123	124
Reserve for fuel credit/refund	5,132	-
Other items	264	29
Changes in working capital, excluding cash equivalents, current long-term debt maturities, and short-term debt:
Decrease in current assets	23,872	22,257
Retainage receivable	2,425	-
Increase (decrease) in current liabilities	(5,926)	1,145
Recovery of lease payment	-	2,527
Other noncurrent items, net	117	685
Cash Provided by Operating Activities	40,722	37,490

Investing Activities:
Capital expenditures	(17,360)	(19,588)
ATC - capital contribution	(661)	-
Dividend income from ATC	894	803
Payment from ATC related to WCCF	-	12,964
Advance to WEPCO for ATC work	(204)	-
Change in restricted cash	2,160	155
Other	(47)	(168)
Cash Used for Investing Activities	(15,218)	(5,834)

Financing Activities:
Issuance of common stock, net	-	2,260
Issuance/(purchase) of treasury stock	119	(184)
Cash dividends paid on common stock	(7,056)	(6,988)
Decrease in short-term debt	(17,500)	(24,525)
Cash overdraft	546	(1,210)
Cash Used for Financing Activities	(23,891)	(30,647)

Change in Cash and Cash Equivalents	1,613	1,009
Cash and cash equivalents at beginning of period	3,331	3,561
Cash and cash equivalents at end of period	$ 4,944	$ 4,570

The accompanying notes are an integral part of the above condensed consolidated financial statements.

MGE Energy, Inc.

Condensed Consolidated Balance Sheets (unaudited)

(In thousands)

	March 31, 2006	Dec. 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$ 4,944	$ 3,331
Restricted cash	396	2,556
Accounts receivable, less reserves of $2,910 and $2,734, respectively	48,398	49,272
Other accounts receivable, less reserves of $98 and $93, respectively	5,386	9,079
Unbilled revenues	24,406	30,432
Materials and supplies, at lower of average cost or market	16,103	15,326
Fossil fuel	6,948	5,501
Stored natural gas, at lower of average cost or market	13,942	27,983
Prepaid taxes	8,188	12,436
Other prepayments	5,350	4,989
Total Current Assets	134,061	160,905

Other long-term accounts receivables	4,173	3,969
Special billing projects	1,740	1,786
Regulatory assets	32,971	34,024
Deferred charges	11,024	11,120

Property, Plant, and Equipment, Net	613,272	611,419
Construction work in progress	64,013	56,238
Total Property, Plant, and Equipment	677,285	667,657

Other Property and Investments	38,401	37,446

Total Assets	$899,655	$916,907

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Short-term debt	$ 65,000	$ 82,500
Accounts payable	33,911	49,502
Accrued interest and taxes	11,656	3,328
Deferred income taxes	2,225	4,061
Reserve for fuel credit/refund	5,132	-
Other current liabilities	15,472	13,589
Total Current Liabilities	133,396	152,980

Other Credits:
Deferred income taxes	98,159	99,329
Investment tax credit - deferred	3,821	3,929
Regulatory liabilities	21,122	21,748
Accrued pension and other postretirement benefits	54,877	55,504
Other deferred liabilities	17,453	17,222
Total Other Credits	195,432	197,732

Capitalization:
Common stockholders' equity	348,502	343,883
Long-term debt	222,325	222,312
Total Capitalization	570,827	566,195
Commitments and contingencies (see Footnote 13)	-	-
Total Liabilities and Capitalization	$899,655	$916,907

The accompanying notes are an integral part of the above condensed consolidated financial statements.

Madison Gas and Electric Company

Condensed Consolidated Statements of Income (unaudited)

(In thousands)

	Three Months Ended March 31,
	2006	2005
Operating Revenues:
Regulated electric revenues	$ 72,553	$ 63,880
Regulated gas revenues	85,109	74,347
Nonregulated revenues	923	-
Total Operating Revenues	158,585	138,227

Operating Expenses:
Fuel for electric generation	11,249	9,990
Purchased power	20,756	21,026
Natural gas purchased	63,467	53,837
Other operations and maintenance	30,463	28,764
Depreciation and amortization	7,721	6,625
Other general taxes	3,968	3,496
Income tax provision	6,495	4,563
Total Operating Expenses	144,119	128,301
Net Operating Income	14,466	9,926

Other Income and Deductions:
AFUDC - equity funds	110	112
Equity earnings in ATC	1,298	1,152
Income tax provision	(716)	(495)
Other deductions	287	(102)
Total Other Income and Deductions	979	667
Income before interest expense	15,445	10,593

Interest Expense:
Interest on long-term debt	3,485	2,671
Other interest	540	113
AFUDC - borrowed funds	(47)	(43)
Net Interest Expense	3,978	2,741
Net Income before minority interest	$ 11,467	$ 7,852
Minority interest, net of tax	(2,375)	-
Net Income	$ 9,092	$ 7,852

The accompanying notes are an integral part of the above condensed consolidated financial statements.

Madison Gas and Electric Company

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Three Months Ended March 31,
	2006	2005
Operating Activities:
Net income	$ 9,092	$ 7,852
Items not affecting cash:
Depreciation and amortization	7,721	6,625
Deferred income taxes	(3,117)	(2,850)
Amortization of investment tax credits	(108)	(115)
Amortization of debt issuance costs and bond expense	123	124
AFUDC - equity funds	(110)	(112)
Equity in earnings of ATC	(1,298)	(1,152)
Minority interest, net of tax	2,375	-
Reserve for fuel credit/refund	5,132	-
Other items	373	141
Changes in working capital, excluding cash equivalents, current long-term debt maturities, and short-term debt:
Decrease in current assets	21,588	24,213
(Decrease) in current liabilities	(5,096)	(1,933)
Recovery of lease payment	-	2,527
Other noncurrent items, net	91	678
Cash Provided by Operating Activities	36,766	35,998

Investing Activities:
Capital expenditures	(17,360)	(19,588)
ATC - capital contribution	(661)	-
Payment from ATC related to WCCF	-	12,964
Dividend income from ATC	894	803
AFUDC - borrowed funds	(47)	(43)
Advance to WEPCO for ATC work	(204)	-
Change in restricted cash	2,160	155
Cash Used for Investing Activities	(15,218)	(5,709)

Financing Activities:
Cash dividends paid to parent	(6,498)	(6,436)
Cash dividend paid to parent from WCCF	(3,300)	-
Affiliate financing of MGE Power Elm Road or MGE Power West Campus	3,397	711
Equity contribution received by MGE Power West Campus	1,495	6,349
Equity contributions received by MGE Transco and MGE Power Elm Road	1,171	-
Decrease in short-term debt	(17,500)	(28,775)
Other	445	(932)
Cash Used for Financing Activities	(20,790)	(29,083)

Change in Cash and Cash Equivalents	758	1,206
Cash and cash equivalents at beginning of period	822	970
Cash and cash equivalents at end of period	$ 1,580	$ 2,176

The accompanying notes are an integral part of the above condensed consolidated financial statements.

Madison Gas and Electric Company

Condensed Consolidated Balance Sheets (unaudited)

(In thousands)

ASSETS	March 31, 2006	Dec. 31, 2005
Utility Plant (At Original Cost, in Service):
Electric	$ 653,363	$ 646,444
Gas	253,547	251,555
Nonregulated	108,146	108,372
Gross plant in service	1,015,056	1,006,371
Less accumulated provision for depreciation	(401,757)	(394,925)
Net plant in service	613,299	611,446
Construction work in progress	64,013	56,238
Total Utility Plant	677,312	667,684
Other property and investments	827	988
Investment in ATC	36,304	35,239
Total Other Property and Investments	37,131	36,227
Current Assets:
Cash and cash equivalents	1,580	822
Restricted cash	396	2,556
Accounts receivable, less reserves of $2,910, and $2,734, respectively	48,376	49,230
Affiliate receivables	6,367	6,376
Other receivables, less reserves of $98, and $93, respectively	4,928	4,596
Unbilled revenues	24,406	30,432
Materials and supplies, at lower of average cost or market	16,103	15,326
Fossil fuel	6,948	5,501
Stored natural gas, at lower of average cost or market	13,942	27,983
Prepaid taxes	7,792	11,380
Other prepayments	5,333	4,959
Total Current Assets	136,171	159,161
Other long-term accounts receivable	4,173	3,969
Special billing projects	1,740	1,786
Regulatory assets	32,971	34,024
Other deferred charges	10,860	10,945
Total Assets	$ 900,358	$ 913,796
CAPITALIZATION AND LIABILITIES
Common stockholder's equity	$ 290,562	$ 287,966
Minority interest	45,466	43,766
Long-term debt	222,325	222,312
Total Capitalization	558,353	554,044
Current Liabilities:
Short-term debt - commercial paper	48,500	66,000
Accounts payable	33,012	48,398
Affiliate payables	19	9
Accrued interest and taxes	13,310	4,319
Accrued payroll related items	4,961	5,953
Deferred income taxes	2,232	4,069
Reserve for fuel credit/refund	5,132	-
Other current liabilities	10,278	7,516
Total Current Liabilities	117,444	136,264
Other Credits:
Deferred income taxes	98,450	99,645
Investment tax credit - deferred	3,821	3,929
Regulatory liabilities	21,122	21,748
Accrued pension and other postretirement benefits	54,877	55,504
Affiliate payable long-term	28,838	25,441
Other deferred liabilities	17,453	17,221
Total Other Credits	224,561	223,488
Commitments and contingencies (see Footnote 13)	-	-
Total Capitalization and Liabilities	$ 900,358	$ 913,796

The accompanying notes are an integral part of the above condensed consolidated financial statements.

MGE Energy, Inc. and Madison Gas and Electric Company

Notes to Condensed Consolidated Financial Statements (unaudited)

March 31, 2006

1.

Basis of Presentation - MGE Energy and MGE.

This report is a combined report of MGE Energy and MGE. References in this report to "MGE Energy" are to MGE Energy, Inc., and its subsidiaries. References in this report to "MGE" are to Madison Gas and Electric Company.

The accompanying condensed consolidated financial statements as of March 31, 2006, and for the three months then ended are unaudited, but include all adjustments that MGE Energy and MGE management consider necessary for a fair presentation of their respective financial statements. All adjustments are of a normal, recurring nature except as otherwise disclosed. The year-end consolidated balance sheet information was derived from the audited balance sheet appearing in MGE Energy's and MGE's annual reports on Form 10-K for the year ended December 31, 2005, but does not include all disclosures required by generally accepted accounting principles. These notes should be read in conjunction with the financial statements and the notes on pages 59 through 109 of the 2005 Form 10-K. Certain amounts in prior periods' financial statements and related notes have been reclassified to conform to the 2006 presentation.

2.

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

MGE, a wholly owned subsidiary of MGE Energy, is a regulated electric and gas utility headquartered in Madison, Wisconsin. MGE is the majority owner of MGE Transco which is a nonregulated entity formed to hold and manage the Company's investment in ATC.

Wholly owned subsidiaries of MGE Energy include CWDC, MAGAEL, MGE Construct, and MGE Power. MGE Power owns 100% of MGE Power West Campus and MGE Power Elm Road. MGE Power and its subsidiaries are part of our nonregulated energy operations, which were formed to construct, own, and lease new electric generation projects.

In 2003, MGE began consolidating the financial statements of subsidiaries in which it has a controlling financial interest, pursuant to the requirements of FIN 46R. In accordance with these provisions, MGE has consolidated MGE Power West Campus and MGE Power Elm Road. See Footnotes 3, 9, and 10 to the Consolidated Financial Statements for more discussion of these entities.

All significant intercompany accounts and transactions have been eliminated in consolidation.

3.

Variable Interest Entities - MGE.

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

a.

MGE Power West Campus.

MGE Power West Campus is not a subsidiary of MGE; however, it has been consolidated in the financial statements of MGE as of December 31, 2003, and subsequent periods due to the adoption of FIN 46R. MGE Power West Campus was created for the purpose of owning and leasing new generating assets. MGE Power West Campus' sole principal asset is the WCCF, which it leases to MGE pursuant to a long-term lease. MGE has also contracted to operate the WCCF during the term of the lease. As a result of these contractual relationships, MGE absorbs a majority of the expected losses, residual value, or both, associated with the ownership and operation of the WCCF. MGE has therefore concluded that MGE Power West Campus is a VIE under FIN 46R and MGE is the primary beneficiary.

b.

MGE Power Elm Road.

MGE Power Elm Road is not a subsidiary of MGE; however, it has been consolidated in the financial statements of MGE due to the application of FIN 46R. MGE Power Elm Road was created for the purpose of owning new generating assets. MGE Power Elm Road's sole principal assets are an 8.33% undivided ownership interest in two coal-fired generating plants being constructed in Oak Creek, Wisconsin, which will be leased to MGE for the benefit of its customers. As a result of this contractual relationship, MGE is expected to absorb a majority of the expected losses, residual value, or both, associated with MGE Power Elm Road's ownership interest in these plants. MGE has therefore concluded that MGE Power Elm Road is a VIE under FIN 46R and MGE is the primary beneficiary.

c.

Shared Savings Program.

FIN 46R also requires MGE to assess whether the participants within its Shared Savings program constitute VIEs in which MGE might be considered to be the consolidating entity. MGE has reviewed 84.6% of the total current Shared Savings program balance and has determined that the provisions of FIN 46R are not applicable via the "business scope exception." For the remaining 15.4% of the total current Shared Savings program balance, these entities are not legally obligated to provide the financial information to MGE that is necessary to determine whether MGE must consolidate these entities. MGE will continue to attempt to obtain information from these customers in order to determine whether they should be consolidated by MGE.

4.

Minority Interest - MGE.

a.

MGE Power West Campus.

MGE Power West Campus is owned indirectly by MGE Energy (see Footnote 2 and 3). MGE Energy's proportionate share of the equity and net income (through its wholly owned subsidiary MGE Power) of MGE Power West Campus is classified within the MGE financial statements as minority interest. As of March 31, 2006, and March 31, 2005, MGE Power had invested (net of dividends) $35.1 million and $46.7  million in MGE Power West Campus, respectively. For the three months ended March 31, 2006, MGE Power had earned $1.9 million, net of tax, from its interest in MGE Power West Campus. This amount is recorded as minority interest expense, net of tax, on MGE's consolidated statement of income.

b.

MGE Transco.

On October 28, 2005, MGE Transco was formed. On this date, MGE transferred its investment in ATC to MGE Transco. In exchange for this transfer, MGE received an ownership interest in MGE Transco. As of March 31, 2006, MGE Energy has contributed a total of $2.0 million to MGE Transco. At March 31, 2006, MGE is the majority owner and MGE Energy is the minority owner of this entity. MGE Energy's proportionate share of the equity and net income of MGE Transco is classified within the MGE financial statements as minority interest. For the three months ended March 31, 2006, MGE Energy had earned $0.1 million, net of tax, from its interest in MGE Transco. This amount is recorded as minority interest expense, net of tax, on MGE's consolidated statement of income.

c.

MGE Power Elm Road.

MGE Power Elm Road is owned indirectly by MGE Energy (see Footnote 2 and 3). MGE Energy's proportionate share of the equity and net income (through its wholly owned subsidiary MGE Power) of MGE Power Elm Road is classified within the MGE financial statements as minority interest. As of March 31, 2006, MGE Power had invested $0.5 million in MGE Elm Road. For the three months ended March 31, 2006, MGE Power had earned $0.4 million, net of tax, from its interest in MGE Power Elm Road. This amount is recorded as minority interest expense, net of tax, on MGE's consolidated statement of income.

5.

Equity - MGE Energy.

a.

Common Stock.

On August 15, 2003, MGE Energy entered into a Distribution Agreement (Agreement) with BOCM. Under the terms of this Agreement, MGE Energy may periodically offer and sell up to 1,600,000 shares of its common stock through BOCM as its sales agent or to BOCM as principal. The sales will be made pursuant to a shelf registration statement MGE Energy filed with the SEC. MGE Energy did not sell any shares of common stock under the Agreement during the three months ended March 31, 2006 or 2005.

MGE Energy may issue new shares of its common stock through the Stock Plan. For the three months ended March 31, 2006, MGE Energy did not issue any new shares of common stock under the Stock Plan. However, for the three months ended March 31, 2005, MGE Energy issued 64,877 new shares of common stock under the Stock Plan for net proceeds of $2.3 million.

As of March 2005, MGE Energy switched from generally issuing new shares of common stock for the Stock Plan to purchasing shares on the open market through a securities broker-dealer on behalf of the plan participants. At December 31, 2005, MGE Energy held $0.1 million of treasury stock that had been purchased on the open market. The cost basis of these shares was shown at December 31, 2005, as a reduction to stockholders' equity on the MGE Energy condensed consolidated financial statements.

During the three months ended March 31, 2006, these shares were distributed to participants of the Stock Plan and the aforementioned $0.1 million reduction to stockholder's equity was reversed. No treasury stock was held by MGE Energy as of March 31, 2006.

b.

Preferred Stock - MGE Energy and MGE.

MGE has 1,175,000 shares of $25 par value redeemable preferred stock (cumulative) that is authorized but unissued at March 31, 2006.

c.

Dilutive Shares Calculation - MGE Energy.

MGE Energy does not hold any dilutive securities.

d.

Accumulated Other Comprehensive Income - MGE Energy and MGE.

The accumulated other comprehensive income balance at March 31, 2006, includes the unrealized gains and losses on available-for-sale securities. The following table illustrates the changes in Accumulated Other Comprehensive Income, net of taxes, from December 31, 2005, to March 31, 2006, for MGE Energy and MGE:

(In thousands)	MGE Energy	MGE
Balance, December 31, 2005	$195	($21)
Change in unrealized loss on available for sale securities, net of tax expense of $27 and $2, respectively	40	2
Balance, March 31, 2006	$235	($19)

6.

Comprehensive Income - MGE Energy and MGE.

The reporting of other comprehensive income is required under the provisions of SFAS 130, Reporting Comprehensive Income. Total comprehensive income represents the change in equity during a period from transactions and other events and circumstances from nonowner sources. MGE Energy and MGE's total comprehensive income is:

(In thousands)	Three Months Ended March 31,
MGE Energy	2006	2005
Net Income	$11,516	$8,215
Other comprehensive income	40	(277)
Total Comprehensive Income	$11,556	$7,938
MGE
Net Income	$9,092	$7,852
Other comprehensive income	2	(43)
Total Comprehensive Income	$9,094	$7,809

7.

Investments - MGE Energy and MGE.

a.

Available for Sale Securities and Other Investments.

At March 31, 2006, MGE and MGE Energy held $0.8 million and $2.1 million of available for sale securities, respectively. These securities represent publicly traded securities and private equity investments in common stock of companies in various industries. MGE and MGE Energy account for these investments in accordance with the provisions of SFAS 115, Accounting for Certain Investments in Debt and Equity Securities.

b.

ATC.

ATC owns and operates electric transmission facilities in Wisconsin. MGE received an interest in ATC when it, like other Wisconsin electric utilities, contributed its electric transmission facilities to ATC. That interest is presently held by MGE Transco, which is jointly owned by MGE and MGE Energy. See Footnote 4 for further discussion.

MGE Transco, through MGE, has a seat on the Board of Directors of ATC and has a 20% ownership interest in ATC Management, Inc. Due to MGE Transco's ability to exercise significant control over management activities, MGE Transco has accounted for this investment under the equity method of accounting. For the three months ended March 31, 2006 and 2005, MGE and MGE Transco recorded equity earnings from the investment in ATC of $1.3 million (pretax) and $1.2 million (pretax), respectively. Dividend income received from ATC was $0.9 million for the three months ended March 31, 2006, compared to $0.8  million for the three months ended March 31, 2005. Additionally, MGE Transco made capital contributions of $0.7 million for the three months ended March 31, 2006. No capital contributions were made during the three months ended March 31, 2005.

ATC's summarized financial data for the three months ended March 31, 2006 and 2005, is as follows:

(In thousands)
Income statement data for the three months ended March 31, December 31, 31,	2006	2005
Operating revenues	$77,264	$71,909
Operating expenses	(40,848)	(42,228)
Other income	1,530	454
Interest expense, net	(9,588)	(7,959)
Net Income	$28,358	$22,176

MGE and MGE Energy's equity earnings in ATC	$1,298	$1,152

8.

Taxes - MGE Energy and MGE.

In December 2004, the FASB  issued FSP 109-1, "Application of FASB  Statement No. 109, 'Application for Income Taxes,' to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" (FSP FAS 109-1). The American Jobs Creation Act of 2004 (Act), signed into law on October 22, 2004, provided, generally, for a tax deduction, effective for taxable years beginning after December 31, 2004, for domestic manufacturing activities of up to nine percent (when fully phased-in) of the lesser of "qualified production activities income," as defined in the Act, or taxable income. FSP 109-1 clarified that the tax deduction for domestic manufacturing activities under the Act should be accounted for as a special deduction in accordance with SFAS No. 109, "Accounting for Income Taxes" (SFAS No. 109). MGE estimates its tax deduction for 2006 to be $0.3 million.

9.

West Campus Cogeneration Facility - MGE Energy and MGE.

a.

Construction of the Facility.

MGE Energy, through MGE Power, MGE Power West Campus, and MGE Construct, has built a natural gas-fired cogeneration facility on the UW campus. As of March 31, 2006, MGE Power West Campus had incurred $106.9 million (including capitalized interest) of costs on the project, which is reflected in Plant, Property, and Equipment on MGE Energy and MGE's consolidated balance sheets. Of this amount, $0.3 million has not yet been paid. MGE Power West Campus estimates an additional $0.8 million in capital expenditures related to water mitigation and laydown area restoration costs.

A $5.0 million retainage receivable was recorded by MGE Construct over the construction period of the cogeneration facility. MGE Construct collected $2.5 million of this receivable on August 18, 2005, and $2.4 million on January 5, 2006. The remaining $0.1 million is expected to be collected in the third quarter of 2006.

b.

Lease Accounting.

MGE leases the electric generating assets owned by MGE Power West Campus and is responsible for operating the entire facility. On April 26, 2005, the facility lease between MGE and MGE Power West Campus commenced.

MGE received approval from the PSCW to collect approximately $12.1 million in carrying costs incurred by MGE Power West Campus during construction of the facility. MGE is collecting these costs in rates over a period of 10 years. Of these costs, $4.1 million relates to the capitalized interest and the debt portion of the facility. These costs are recognized over the period in which the facility is being depreciated (40 years). The remaining amount of $8.0 million represents the equity portion and is recognized over the ten-year period for recovery in rates. For the three months ended March 31, 2006, $0.2 million had been recognized as revenue. This amount is included in other nonregulated revenues on MGE Energy's and MGE's condensed consolidated statement of income. The difference between MGE's amortization of the costs for rate-making purposes over the ten-year recovery period and the recognition to revenue for the debt portion over 40 years is recorded as a liability on the condensed consolidated balance sheets. During the three months ended March 31, 2006, MGE Power West Campus also recorded $0.1 million in nonregulated revenues related to management and demolition and removal fees.

c.

Operating Arrangement.

On April 10, 2005, acceptance testing for the steam and chilled water portion of the facility began. On this date, MGE began allocating charges to the UW based on the operating agreement. Under the provisions of this arrangement, the UW is required to reimburse MGE for their allocated portion of fuel and operating expenses. These allocations are based on formulas outlined in the operating agreement. For the three months ended March 31, 2006, the State was allocated $ 0.9 million in fuel and operating costs.

10.

Elm Road-MGE Energy and MGE.

On July 15, 2005, MGE Power Elm Road received a notice to proceed with two 615 MW generating units at Oak Creek, WI from We Energies in conjunction with the Power the Future plan. On September 30, 2005, MGE Power Elm Road exercised its option to acquire an undivided 8.33% ownership interest in each of the two 615 MW generating units. On November 4, 2005, MGE Power Elm Road closed the acquisition. MGE Power Elm Road's estimated share of capital costs for its 8.33% ownership interest in both units is approximately $170 million. At March 31, 2006, MGE Power Elm Road had incurred $29.6  million (excluding capitalized interest) of costs on the project, which is reflected in the Construction Work In Progress balance on MGE and MGE Energy's condensed consolidated balance sheets. Of this amount, $1.9 million has not yet been paid and is accrued for at March 31, 2006.

MGE Power Elm Road calculates capitalized interest in accordance with SFAS No. 34, Capitalization of Interest Cost, on the Elm Road project. For the three months ended March 31, 2006, MGE Power Elm Road recorded $0.3 million in capitalized interest related to the Elm Road project.

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

On November 1, 2005, MGE received approval from the PSCW to defer payments made to MGE Power Elm Road for carrying costs during construction of the facility, management fees, and community impact mitigation costs. MGE estimates that the total carrying costs on the Elm Road project will be $52.8 million. This estimate is subject to change based on changes in interest rates, timing of capital expenditures, and the total project cost.

MGE began collecting the carrying costs in rates in 2006. These amounts are being collected over multiple years. Of these costs, approximately $16.8 million relates to the capitalized interest and the debt portion of the facility. These costs will be recognized over the period in which the facility will be depreciated. The remaining $36.0 million represents the equity portion and is being recognized over the period recovered in rates. For the three months ended March 31, 2006, $0.9 million related to the carrying costs were recovered in rates. Of this amount, $0.3 million relates to the debt portion of the facility and was deferred on the consolidated financial statements of MGE and MGE Energy. The remaining $0.6 million represents the equity portion and was recognized as nonregulated revenues in the consolidated financial statements of MGE and MGE Energy. MGE expects to begin collecting management fees and community impact mitigation costs in rates in 2008 and expects to recover them over a four year period.

11.

Asset Retirement Obligations - MGE Energy and MGE.

FIN 47 and SFAS 143

As of December 31, 2005, MGE adopted FIN 47. The adoption of FIN 47 required MGE to update an existing inventory of AROs, originally created for the adoption of SFAS 143, and to determine which, if any, of the conditional AROs could be reasonably estimated. The significant conditional AROs identified by MGE included the costs of abandoning in place gas services and mains, the abatement and disposal of equipment and buildings contaminated with asbestos and polychlorinated biphenyls, and the proper disposal and removal of tanks.

A conditional ARO of $9.2 million was recorded as of December 31, 2005, by MGE and MGE Energy. Changes in management's assumptions regarding settlement dates, settlement methods, or assigned probabilities could have had a material effect on the liabilities recorded by MGE at December 31, 2005, as well as the regulatory asset recorded. Had FIN 47 been applied during the years 2004 and 2003, a liability of $8.7 million and $8.3 million would have been recorded, respectively.

As a result of SFAS 71, the transitional guidance in FIN 47 had no impact on MGE or MGE Energy's Consolidated Statement of Income. Instead, MGE recorded regulatory assets of $3.1 million associated with the adoption of FIN 47. Approximately $5.4 million of the conditional ARO liability recorded by MGE had previously been recorded as costs of removal within its regulatory liability balance and, as a result was reclassified from regulatory liabilities to an ARO liability as of December 31, 2005.

Effective January 1, 2003, MGE applied the provisions of SFAS 143. At this time, MGE recorded an obligation for the fair value of its legal liability for asset retirement obligations associated with removing an electric substation, a combustion turbine generating unit, wind generating facilities, and photovoltaic generating facilities, all of which are located on property not owned by MGE and would be removed upon the ultimate end of the lease.

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

The following table shows costs as of December 31, 2004 and 2005, and changes to the asset retirement obligation and accumulated depreciation through March 31, 2006:

(In thousands)	(a) Original Asset Retirement Obligation	(b) Accumulated Accretion	(c) (a + b) Asset Retirement Obligation	(d) Accumulated Depreciation- Related Asset
Balance, December 31, 2004	$713	$761	$1,474	$204
Changes through December 31, 2005	3,221	7,121	10,342	1,481
Balance, December 31, 2005	$3,934	$7,882	$11,816	$1,685
Changes through March 31, 2006	-	165	165	26
Balance, March 31, 2006	$3,934	$8,047	$11,981	$1,711

Non-SFAS 143 Costs

Accumulated costs of removal that are non-SFAS No. 143 obligations are classified within the financial statements as regulatory liabilities. At March 31, 2006, and December 31, 2005, there were $12.5 million and $12.7 million of these costs recorded as regulatory liabilities within the financial statements, respectively. As mentioned above, as a result of the adoption of FIN 47, $5.4 million was reclassified from regulatory liabilities (recorded as non-SFAS 143 costs) to the ARO liability.

12.

Pension and Postretirement Plans - MGE.

MGE maintains qualified and nonqualified pension plans. MGE also provides health care and life insurance benefits for its retired employees. MGE has elected to recognize the cost of its transition obligation (the accumulated postretirement benefit obligation as of January 1, 1993) by amortizing it on a straight-line basis over 20 years.

a.

Net Periodic Cost.

The following table presents the components of MGE's net periodic benefit costs recognized for the three months ended March 31, 2006 and 2005. A portion of the net periodic benefit cost is capitalized within the Condensed Consolidated Balance Sheets.

	Three Months Ended March 31,
	Pension Benefits		Postretirement Benefits
(In thousands)	2006	2005	2006	2005
Components of net periodic benefit cost:
Service cost	$1,131	$1,033	$470	$ 459
Interest cost	2,159	1,917	753	707
Expected return on assets	(2,314)	(2,054)	(244)	(224)
Amortization of:
Transition obligation	61	54	107	98
Prior service cost	95	84	55	50
Actuarial gain	324	282	172	167
Net periodic benefit cost	$1,456	$1,316	$1,313	$1,257

During the three months ended March 31, 2006, a plan curtailment for MGE's bargaining pension and post-retirement plans as defined in SFAS 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits had occurred. See Note 14 to the consolidated financial statements for additional discussion of the plan curtailment and the related accounting implications.

b.

Expected Cash Flows.

There are no required contributions for the 2006 plan year. However, MGE may elect to make discretionary deductible contributions. Likewise, there were no required contributions for the 2005 plan year. However, MGE elected to make a discretionary deductible contribution of $4.0 million during the three months ended March 31, 2006, related to the 2005 plan year.

13.

Commitments and Contingencies - MGE Energy and MGE.

a.

Coal and Alternate Fuel Contracts.

MGE has coal supply contracts related to the Blount plant. As of March 31, 2006, total coal commitments related to the Blount plant are estimated to be $12.6 million for 2006. Fuel procurement for MGE's jointly owned Columbia plant is handled by Alliant, the operating company. If any minimum purchase obligations must be paid under these contracts, management believes these obligations would be considered costs of service and recoverable in rates. As of March 31, 2006, MGE's share of the coal commitments for the Columbia plant are estimated to be $1.6 million in 2006, $1.9 million in 2007, $1.7 million in 2008, $1.0 million in 2009, and $0.8 million in 2010.

MGE's Blount plant also utilizes paper-derived fuel. MGE has a fixed commitment with a supplier of this alternate fuel. Commitments under this arrangement are $0.3 million in 2007 and $0.3 million in 2008.

b.

Purchased Power Contracts.

MGE has several purchased power contracts to help meet future electric supply requirements. As of March 31, 2006, MGE's total commitments for purchased power contracts for capacity are estimated to be $13.5 million in 2006, $10.5 million in 2007, $9.1 million in 2008 and 2009, and $9.2 million in 2010. Management expects to recover these costs in future customer rates.

On July 16, 2004, MGE signed a 20-year power purchase agreement with a developer for 40 MW of wind energy to be located near Waupun, Wisconsin. The developer has experienced problems with obtaining site-related permits, and construction has not yet begun. In late March 2006, the developer claimed force majeure as a result of issues associated with obtaining these permits. As a result, the obligations associated with the power purchase agreement are presently indeterminate. Accordingly, this agreement is not reflected in the purchased power commitments figures.

On November 18, 2004, a FERC order was issued which announced a new long-term transmission pricing structure as a result of the Midwest ISO and PJM markets. This order eliminates transmission charges on neighboring systems. Charges for network transmission services will be paid to ATC, the local transmission provider. This change will be effective on April 1, 2006.

As such, FERC has ordered that firm transmission contracts (through and out rates) are no longer allowed after March 31, 2006. However, MGE has a transmission contract for 2006 with an estimated commitment of $0.8 million. The costs related to this transmission agreement are expected to be fully recovered via a purchase arrangement entered into by MGE and another third party. Under this agreement, the third party is obligated to pay MGE for the costs that MGE incurs under the transmission arrangement.

c.

Natural Gas Supply, Transportation, and Storage Contracts.

MGE's transportation and storage contracts require fixed monthly payments for firm supply, pipeline transportation, and storage capacity. The pricing components of the fixed monthly payments for the transportation and storage contracts are established by FERC but may be subject to change. As of March 31, 2006, these payments are estimated to be $14.5 million in 2006, $14.6 million in 2007, $14.5 million in 2008, $14.1 million in 2009, and $13.8 million in 2010. Management expects to recover these costs in future customer rates.

d.

Environmental.

As a result of the Blount 69-kV transmission substation expansion, coal tar-contaminated soil and debris within the excavation zone are being removed and disposed of in accordance with a DNR approved "Removal Action Work Plan." MGE has paid $1.5 million in expenses to complete this cleanup and, based on past PSCW practices, expects to recover cleanup costs in future gas rates. Carrying costs associated with the cleanup expenditures will not be recoverable. On June 23, 2005, the DNR issued a case closure letter related to the Blount 69 kV substation cleanup.

MGE is listed as a potentially responsible party for a site the EPA has placed on the national priorities Superfund list. The Lenz Oil site in Lemont, Illinois, was used for storing and processing waste oil for several years. This site requires clean up under the Comprehensive Environmental Response, Compensation and Liability Act. A group of companies, including MGE, is currently working on cleaning up the site. Management believes that its share of the final cleanup costs will not result in any materially adverse effects on MGE's operations, cash flows, or financial position. Insurance may cover a portion of the cleanup costs. Management believes that the cleanup costs not covered by insurance will be recovered in current and future rates. At March 31, 2006, MGE accrued a $0.1 million gross liability for this matter. The expected range of loss for this item is estimated to be between $0.1 million and $0.2 million.

e.

Chattel Paper Agreement and Other Guarantees - MGE and MGE Energy.

MGE makes available to qualifying customers a financing program for purchasing and installing energy-related equipment that will provide more efficient use of utility service at the customer's property. MGE is party to a chattel paper purchase agreement with a financial institution under which it can sell or finance an undivided interest with recourse, in up to $10.0 million of the financing program receivables, until August 31, 2006. At March 31, 2006, MGE had sold an outstanding $5.1 million interest in these receivables, which MGE accounted for as a sale under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities - A Replacement of FASB  Statement No. 125. MGE retains the servicing responsibility for these receivables.

MGE maintains responsibility for collecting and remitting loan payments from customers to the financial institution and does not retain any interest in the assets sold to the financial institution. As of March 31, 2006 and 2005, MGE has recorded a servicing asset of $0.2 million and $0.2 million, respectively. In March 31, 2006 and 2005, MGE recognized gains of less than $0.1 million and $0.1 million, respectively, in connection with the sale of loan assets. The servicing asset recognized and the amount amortized for the three months ended March 31, 2006, was less than $0.1 million. The loan assets are sold to the financial institution at cost, which approximates fair value in view of their market rates of interest. During the three months ended March 31, 2006 and 2005, MGE received approximately $0.2 million and $0.1 million, respectively, from the financial institution for the sale of loan assets. During those same periods, payments of $0.3 million and $0.3 million, respectively, were made by MGE to the financial institution.

MGE would be required to perform under its guarantee if a customer defaulted on its loan. The energy-related equipment installed at the customer sites is used to secure the customer loans. The loan balances outstanding at March 31, 2006, approximate the fair value of the energy-related equipment acting as collateral. The length of the MGE guarantee to the financial institution varies from one to ten years depending on the term of the customer loan. Principal payments for the next five years on the loans are $0.6 million in 2006, $0.8 million in 2007, $1.0 million in 2008, $0.6 million in 2009, and $0.8 million in 2010.

MGE Energy also has guaranteed debt service payments on a development project. This is a three year commitment ending in 2009 with a maximum financial exposure of $0.4 million for the term of the guarantee.

f.

WCCF and Elm Road Purchase Commitments - MGE Energy.

 MGE and MGE Construct entered into various contracts for the purchase of equipment and services related to the construction of WCCF. All contracts entered into by MGE have since been assigned to MGE Construct. At March 31, 2006, MGE Construct had $1.0 million of contractual obligations remaining (this includes amounts that will be charged to the State). Of this amount, $0.2 million had been accrued and reflected in MGE and MGE Energy's property, plant, and equipment balance and $0.2 million had been accrued and reflected as an other receivable from the State on the financial statements of MGE Energy. As such, at March 31, 2006, $0.6 million in services contracted for have not yet been rendered. These amounts primarily relate to water mitigation and laydown area restoration.

On November 4, 2005, MGE Power Elm Road acquired a 8.33% ownership interest in each of two 615 MW generating units being constructed in Oak Creek, Wisconsin. Under this agreement, MGE Power Elm Road is required to provide its pro rata share of costs related to the construction of these facilities. MGE Power Elm Road's estimated share of capital costs for its 8.33% ownership interest in both units is approximately $170 million. Based on current forecasts, capital costs for this project will be $23.9 million in 2006 (excludes spending as of March 31, 2006), $50.1 million in 2007, $42.1 million in 2008, $20.4 million in 2009, and $3.5 million in 2010. These amounts may change as a result of modifications to the project estimate or timing differences.

14.

Restructuring Activities - MGE.

On January 19, 2006, MGE announced a plan, subject to certain conditions, that includes discontinuing coal use at the end of 2011 at Blount. The plant will continue to run on natural gas but will be reduced from its current approximate 190 MW capacity to 100 MW when coal burning is discontinued. MGE has determined that 11 non-union and an undetermined number of union positions will be eliminated in 2011 as a result of this exit plan.

On January 19, 2006, MGE entered into severance agreements awarding the 11 non-union employees severance benefits. MGE has accounted for these benefits in accordance with the provisions of SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. These benefits were recognized initially at the communication date based on the fair value of the liability as of the termination date and are being recognized ratably over the future service period of the employees. As of March 31, 2006, severance benefits have not been awarded to the union employees and the criteria prescribed under SFAS 146 has not yet been met.

MGE anticipates full regulatory recovery of the costs associated with the discontinuance of coal at Blount As such, the severance charges for the non-union employees have been deferred and recognized on the consolidated balance sheet of MGE Energy and MGE as a regulatory asset.

The following table presents the activity in the restructuring accrual from December 31, 2005 through March 31, 2006:

(In thousands)	Accrued severance and retention	Additional expense during the period*	Cash payments during the period	Accrued severance and retention
Balance, December 31, 2005	$-	$-	$-	$-
Changes through March 31, 2006	-	45	-	45
Balance, March 31, 2006	$-	$45	$-	$45

*Amounts are reflected as regulatory assets in the financial statements of MGE Energy and MGE.

The aforementioned exit plan has also resulted in a plan curtailment for MGE's bargaining pension and post-retirement plans as defined in SFAS 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits. To account for this curtailment, MGE and MGE Energy recorded a $0.2 million increase to their pension liability during the three months ended March 31, 2006. MGE expects full regulatory recovery of these costs. As such, this charge was deferred and reflected as a regulatory asset at March 31, 2006, in the consolidated financial statements of MGE and MGE Energy.

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

As a result of the firm transmission agreements that MGE holds on transmission paths in the MISO and PJM markets, MGE has been awarded FTRs. An FTR is a financial instrument that entitles the holder to a stream of revenues or charges based on the differences in hourly day ahead energy prices between two points on the transmission grid. FTRs are used by MGE to hedge the risk of increased congestion charges. Due to the nature of these instruments as derivatives, they qualify for regulatory deferral. Changes in the fair value of these instruments are recorded as regulatory assets or liabilities. At March 31, 2006, the FTRs held for the MISO and PJM markets were in a unrealized gain position of $0.1 million. The unrealized gain was deferred on the balance sheet in accordance with the provisions of SFAS 71.

MGE also uses gas futures and options. These arrangements are entered into by both the electric and gas segments. The contracts are established to help stabilize the price risk associated with future gas purchases. At March 31, 2006, the cost of these instruments exceeded their fair value by $0.5 million. Of this amount, $0.2 million qualifies for regulatory treatment. Accordingly, this portion of the unrealized loss was deferred in accordance with SFAS 71. The remaining $0.3 million of unrealized loss relates to instruments that do not qualify for regulatory treatment. This amount was accounted for under the provisions of SFAS 133, and has been reflected in the consolidated income statements of MGE and MGE Energy for the three months ended March 31, 2006.

On October 17, 2005, MGE entered into a non-exchange traded weather derivative. This agreement extended from January 2006 until March 2006. This agreement had a premium of $0.1 million. Under this agreement MGE is subject to a floor and a ceiling based on forecasted heating degree days. If actual heating degree days exceed the ceiling, MGE is obligated to make a payment and if heating degree days are below the floor, MGE will receive payment. Any payment or receipt is limited to $0.6 million. MGE is accounting for the HDD Collar using the intrinsic value method pursuant to the requirements of EITF No. 99-2, Accounting for Weather Derivatives. Through March 31, 2006, actual HDD were 3,175, resulting in a $0.6 million gain for MGE.

In October 2004, MGE entered also into a non-exchange-traded HDD Collar. The payment or receipt under this agreement was not permitted to exceed $1.0 million (excluding premium). The term of this agreement extended from November 1, 2004, until March 31, 2005, and the premium for this weather hedge was $0.1 million. Through March 31, 2005, actual HDD were 3,429 resulting in a $0.1 million loss for MGE.

16.

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

MGE reports on a net basis transactions on the MISO and PJM markets in which it buys and sells power within the same period to meet electric energy delivery requirements. This treatment resulted in a $31.8 million and $1.0 million reduction to sales for resale and purchased power expense for the three months ended March 31, 2006 and 2005, respectively.

17.

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

On December 21, 2004, the PSCW authorized MGE to increase 2005 electric revenues by $27.4 million and to decrease 2005 gas revenues by $4.2 million. The increase to electric revenues was for the purpose of covering rising fuel costs, commercial operation of WCCF, and increased transmission expenses.

b.

Fuel rules.

The recovery of MGE's electric fuel costs are subject to fuel rules established by the PSCW. Under the fuel rules effective January 1, 2006, MGE can apply for a fuel surcharge if its actual electric fuel costs exceed 102% of the electric fuel costs allowed in its latest rate order. Conversely, MGE may have to provide a fuel credit to its customers if actual electric fuel costs are less than 99.5% of the electric fuel costs allowed in that order.

Based on the results for the month ended January 31, 2006, MGE estimated that actual electric fuel costs would be less than 99.5% of electric fuel costs allowed for 2006. Accordingly, on February 27, 2006, MGE filed an application with the PSCW requesting an interim fuel credit. On March 9, 2006, the PSCW approved this application and issued an interim order for a fuel credit of $0.00069 per kilowatt-hour. MGE recorded a $1.8 million reduction to other electric revenues related to this credit. This credit is being provided to customers via reduced electric rates from March 9, 2006, through December 31, 2006. As of March 31, 2006, $0.1 million has been credited to electric customers. In this interim order the PSCW also stated that MGE's electric rates set in the final order are subject to refund, together with interest at 11%, pending a full review of MGE's 2006 actual electric fuel costs. As a result of a continued decrease in electric fuel costs for the months ended February 28 and March 31, 2006, as compared to those in its latest rate order, MGE recorded an additional $3.4 million reduction to other electric revenues for the three months ended March 31, 2006, reflecting its estimated obligation under this refund provision.

At March 31, 2006, a regulatory liability of $5.1 million is included in the consolidated balance sheet of MGE and MGE Energy as a result of the aforementioned interim order and subject to refund provision. See Footnote 20 for additional developments related to the fuel rules.

On August 10, 2004, the PSCW reopened MGE's current rate docket for the limited purposes of determining whether a fuel credit was due for 2004 under the fuel rules. On September 30, 2004, MGE filed an application to decrease electric rates for 2004 by $0.0025 per kWh, reflecting its view of the credit due customers under the fuel rules. This amount was subsequently revised to $0.00275 per kWh. Based upon these filings, MGE recorded a reduction in electric revenues to reflect the fuel rules refund in the amount of $3.4 million for 2004, of which $1.8 million was refunded on customers' bills during 2004, and $1.6 million was refunded to customers in January 2005.

18.

New Accounting Pronouncements.

SFAS 156

In March 2006, the FASB  issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of SFAS No. 140. SFAS No. 156 simplifies the accounting for servicing rights and reduces the volatility that results from the use of different measurement attributes for servicing rights and the related financial instruments used to economically hedge risks associated with those servicing rights. SFAS No. 156 also clarifies when to separately account for servicing rights, requires these rights to be initially measured at fair value, and provides the option to subsequently account for those servicing rights (by class) at either fair value or under the amortization method previously required under SFAS No. 140. SFAS No. 156 is effective for the fiscal year beginning after September 15, 2006. Early adoption is permitted as of the beginning of the entity's fiscal year. MGE will not early adopt this statement. As such, this statement will be adopted on January 1, 2007, and does not expect this statement to have a material impact on MGE Energy or MGE's consolidated financial statements.

FSP No. FIN 46(R)-6

In April 2006, the FASB  issued FASB  Staff Position No. FIN 46(R)-6, Determining the Variability to Be Considered in Applying FASB  Interpretation No. 46(R), (FSP No. 46(R)-6). This pronouncement provides guidance on how a reporting enterprise should determine the variability to be considered in applying FASB  interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, which could impact the assessment of whether certain variable interest entities are consolidated. FSP No. 46(R)-6 will be effective for MGE and MGE Energy on July 1, 2006. The provisions of FSP No. 46(R)-6 are applied prospectively. The impact on MGE and MGE Energy in periods subsequent to the effective date is dependent on transactions that could occur in future periods, and therefore cannot be determined until the transaction occurs.

19.

Segment Information - MGE Energy and MGE.

Prior to 2005, MGE Energy operated in three business segments: electric utility operations, gas utility operations, and nonregulated. As of December 31, 2005, MGE Energy added a segment for nonregulated energy operations, transmission investments, and all other nonregulated operations. All prior year segment data has been re-presented to conform with the current year presentation and segment break out.

The electric utility business purchases, generates and distributes electricity, and contracts for transmission service. The gas utility business purchases and distributes natural gas and contracts for the transportation of natural gas. Both the electric and gas segments operate through MGE Energy's principal subsidiary MGE.

The nonregulated energy operations are conducted through MGE Energy's subsidiaries: MGE Power, MGE Power West Campus, and MGE Power Elm Road. These subsidiaries have been formed to construct, own and lease new electric generating capacity. MGE Power West Campus owns a controlling interest in the electric generation plant of the natural gas-fired cogeneration facility on the UW campus, which is leased to the utility, and MGE Power Elm Road has an undivided 8.33% ownership interest in each of two 615 MW generating units being constructed in Oak Creek, Wisconsin. When these units are completed, MGE Power Elm Road's portion will also be leased to the utility.

The transmission investment segment invests in a company that provides electric transmission services. Namely, this segment's operations relate to the investment in ATC, and the transactions therein. This segment includes MGE Transco. See Footnote 7 to the Consolidated Financial Statements for further discussion of MGE Transco and the investment in ATC.

The "All other" segment includes: Corporate, CWDC, Magael, and MGE Construct. These entities' operations consist of investing in companies and property which relate to the regulated operations, financing the regulated operations, or providing construction services to the other subsidiaries.

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

Sales between electric and gas segments are based on PSCW approved tariffed rates. Additionally, intersegment operations related to the leasing arrangement between the electric segment and MGE Power West Campus/ MGE Power Elm Road are based on terms previously approved by the PSCW. Consistent with internal reporting and in accordance with the provisions of SFAS 131, management has presented the direct financing capital lease between MGE and MGE Power West Campus as an operating lease for purpose of segment reporting. Lease payments made by MGE to MGE Power West Campus are shown as operating expenses. The lease payments received by MGE Power West Campus from MGE are shown as lease income in interdepartmental revenues. The depreciation expense associated with the WCCF is reflected in the nonregulated energy segment.

The following table shows segment information for MGE Energy's and MGE's operations:

(In thousands)
MGE Energy Three months ended March 31, 2006	Electric	Gas	Non- regulated Energy	Transmission Investment	All Others	Consolidation/ Elimination Entries	Consolidated Total
Operating revenues	$72,553	$85,109	$923	$ -	$ -	$ -	$158,585
Interdepartmental revenues	114	5,779	3,759	-	-	(9,652)	-
Total operating revenues/(loss)	72,667	90,888	4,682	-	-	(9,652)	158,585
Depreciation and amortization	(4,970)	(2,065)	(686)	-	-	-	(7,721)
Other operating expenses	(61,736)	(77,752)	(66)	(2)	(101)	9,652	(130,005)
Operating income	5,961	11,071	3,930	(2)	(101)	-	20,859
Other income/(loss)	310	87	-	1,298	3	-	1,698
Interest income/(expense), net	(2,589)	(730)	(659)	-	148	-	(3,830)
Income/(loss) before taxes	3,682	10,428	3,271	1,296	50	-	18,727
Income tax benefit/(provision)	(1,235)	(4,119)	(1,313)	(521)	(23)	-	(7,211)
Net income/(loss)	$2,447	$6,309	$1,958	$775	$27	$ -	$11,516

(In thousands)
MGE Energy Three months ended March 31, 2005	Electric	Gas	Non- regulated Energy	Transmission Investment	All Others	Consolidation/ Elimination Entries	Consolidated Total
Operating revenues	$63,880	$74,347	$ -	$ -	$682	$ -	$138,909
Interdepartmental revenues	98	2,316	-	-	-	(2,414)	-
Total operating revenues/(loss)	63,978	76,663	-	-	682	(2,414)	138,909
Depreciation and amortization	(4,688)	(1,937)	-	-	-	-	(6,625)
Other operating expenses	(54,845)	(64,621)	(6)	-	(109)	2,359	(117,222)
Operating income	4,445	10,105	(6)	-	573	(55)	15,062
Other income/(loss)	80	9	-	1,152	3	-	1,244
Interest income/(expense), net	(2,190)	(629)	-	-	1	-	(2,818)
Income/(loss) before taxes	2,335	9,485	(6)	1,152	577	(55)	13,488
Income tax benefit/(provision)	(816)	(3,783)	2	(462)	(233)	19	(5,273)
Net income/(loss)	$1,519	$5,702	$(4)	$690	$344	$(36)	$8,215

The following table shows segment information for MGE's operations:

MGE Three months ended March 31, 2006	Electric	Gas	Non- regulated Energy	Transmission Investment	All Others	Consolidation/ Elimination Entries	Consolidated Total
Operating revenues	$72,553	$85,109	$923	$ -	$ -	$ -	$158,585
Interdepartmental revenues	114	5,779	3,759	-	-	(9,652)	-
Total operating revenues/(loss)	72,667	90,888	4,682	-	-	(9,652)	158,585
Depreciation and amortization	(4,970)	(2,065)	(686)	-	-	-	(7,721)
Other operating expenses*	(62,836)	(81,833)	(1,379)	(2)	-	9,652	(136,398)
Operating income/(loss)*	4,861	6,990	2,617	(2)	-	-	14,466
Other income/(loss)	175	49	-	777	-	(22)	979
Interest income/(expense), net	(2,589)	(730)	(659)	-	-	-	(3,978)
Income/(loss) before minority interest	2,447	6,309	1,958	775	-	(22)	11,467
Minority interest, net of tax	-	-	-	-	-	(2,375)	(2,375)
Net income/(loss)	$2,447	$6,309	$1,958	$775	$ -	$(2,397)	$9,092

MGE Three months ended March 31, 2005	Electric	Gas	Non- regulated Energy	Transmission Investment	All Others	Consolidation/ Elimination Entries	Consolidated Total
Operating revenues	$63,880	$74,347	$ -	$ -	$ -	$ -	$138,227
Interdepartmental revenues	98	2,316	-	-	-	(2,414)	-
Total operating revenues/(loss)	63,978	76,663	-	-	-	(2,414)	138,227
Depreciation and amortization	(4,688)	(1,937)	-	-	-	-	(6,625)
Other operating expenses*	(55,631)	(68,400)	(4)	-	-	2,359	(121,676)
Operating income/(loss)*	3,659	6,326	(4)	-	-	(55)	9,926
Other income/(loss)	50	5	-	690	-	(78)	667
Interest income/(expense), net	(2,190)	(629)	-	-	-	78	(2,741)
Income/(loss) before minority interest	1,519	5,702	(4)	690	-	(55)	7,852
Minority interest, net of tax	-	-	-	-	-	-	-
Net income/(loss)	$1,519	$5,702	$(4)	$690	$ -	$(55)	$7,852

*Amounts are shown net of the related tax expense, consistent with the presentation on the consolidated MGE Income Statement.

The following table shows segment information for MGE Energy's and MGE's assets and capital expenditures:

(In thousands)	Utility			Consolidated
MGE Energy	Electric	Gas	Assets not Allocated	Nonregulated Energy	Transmission Investment	All Others	Consolidation/ Elimination Entries	Total
Assets:
March 31, 2006	$542,371	$205,589	$16,341	$147,298	$36,314	$276,205	$(324,463)	$899,655
December 31, 2005	533,896	233,139	21,013	143,101	35,239	276,565	(326,046)	916,907

Capital Expenditures:
Three months ended March 31, 2006	10,051	1,137	-	6,172	-	-	-	17,360
Year ended December 31, 2005	40,340	10,264	-	35,167	-	-	-	85,771

MGE
Assets:
March 31, 2006	$542,371	$205,589	$16,341	$147,048	$36,314	$ -	$(47,305)	$900,358
December 31, 2005	533,896	233,139	21,013	142,875	35,239	-	(52,366)	913,796

Capital Expenditures:
Three months ended March 31, 2006	10,051	1,137	-	6,172	-	-	-	17,360
Year ended December 31, 2005	40,340	10,264	-	35,167	-	-	-	85,771

MGE Energy asset consolidation/elimination entries at March 31, 2006, include the following:

(In thousands)	Three months ended March 31, 2006
Parent investment in affiliate subsidiaries	$269,064
Netting of tax positions	2,789
Affiliate receivables related to WCCF	11,964
Affiliate receivables related to Elm Road	29,145
Elimination of deferred charges related to WCCF	10,961
Elimination of deferred charges related to Elm Road	364
Misc. affiliate receivables	176
Total MGE Energy asset consolidation/elimination entries	$324,463

MGE asset consolidation/elimination entries at March 31, 2006, include the following:

(In thousands)	Three months ended March 31, 2006
MGE investment in MGE Transco	$34,142
Netting of tax positions	1,192
Elimination of deferred charges related to WCCF	10,961
Elimination of deferred charges related to Elm Road	364
Affiliate receivables related to Elm Road	307
Misc. affiliate receivables and other	339
Total MGE asset consolidation/elimination entries	$47,305

20.

Subsequent Events- MGE Energy and MGE.

a.

Fuel Rules-MGE Energy and MGE.

On April 21, 2006, MGE filed a stipulation with the PSCW seeking to further amend its pending application to decrease electric rates as a result of a continued decrease in actual electric fuel costs, when compared to those fuel costs projected in MGE's most recent rate order. This credit is based upon newly computed annual average fuel costs for MGE's 2006, test year, using actual fuel costs for January, February and March and revised forecasts for April through July. Fuel costs used in this computation for August through December continue to be based upon those costs approved in MGE's latest rate order. MGE's forecasted fuel costs for April through July will be based on the NYMEX futures contract prices for natural gas as of April 13, 2006.

MGE estimates that, if approved, this stipulation will reduce electric revenues from April to December 2006 by $6.9 million. Electric rates during this period will also be subject to refund pursuant to the March 9, 2006, PSCW interim order. If approved, the stipulation would also amend the PSCW fuel rules monitoring range to plus or minus 2%.

The impact of the lower than expected fuel costs for the months ended January 31, February 28, and March 31, 2006, have been reflected as a reduction to other electric revenues in the consolidated financial statements of MGE Energy and MGE for the three months ended March 31, 2006. See Footnote 17 for further discussion.

b.

ATC Capital Contribution-MGE Energy and MGE.

On April 28, 2006, MGE Transco made a $0.6 million capital contribution to ATC. Additionally, on April 21, 2006, MGE Energy's and MGE's Board of Directors approved the transfer of certain assets to ATC. Namely, in the second quarter 2006 MGE plans to transfer $1.6 million in transmission assets to ATC. In exchange, MGE will receive $0.8 million in cash consideration and an additional $0.8 million investment in ATC. MGE will transfer this investment to MGE Transco in exchange for an additional ownership interest in this entity. See Footnote 7 for discussion of the accounting of MGE Transco's investment in ATC and Footnote 4 for discussion of MGE's accounting for their investment in MGE Transco.

c.

Amendment to Credit Agreement- MGE Energy.

On April 25, 2006, MGE Energy amended its credit agreement. This amendment eliminated a provision that would have required MGE Energy to pay down the line of credit for at least one day during the year.

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

Our nonregulated energy operations and all other segment, have been formed to construct, lease, and own new electric generating capacity. Our nonregulated energy operations relate principally to the leasing of the cogeneration project on the UW-Madison campus. The WCCF facility began producing electricity on April 26, 2005. The nonregulated energy operations relating to this cogeneration plant are included in MGE's consolidated financial statements as a result of the accounting requirements of FIN 46R. On November 4, 2005, MGE Power Elm Road finalized an agreement to acquire an undivided 8.33% ownership interest in each of two 615 MW generating units being constructed in Oak Creek, Wisconsin. This entity is also included in the nonregulated energy operations segment and is included in MGE's consolidated financial statements as a result of the accounting requirements of FIN 46R.

The transmission investment segment consists of our equity earnings in ATC.

Our primary focus today and for the foreseeable future is our core utility customers at MGE. MGE continues to face the challenge of providing its customers with reliable power at competitive prices. MGE plans to meet this challenge by building more efficient generation projects and continuing its efforts to control operational costs. We believe it is critical to maintain a strong credit standing and financial strength in MGE as well as the parent company in order to accomplish these goals.

Results of Operations

Executive Summary - MGE Energy and MGE

In the first quarter of 2006, our earnings were $11.5 million or $0.56 per share compared to $8.2 million or $0.40 per share in the same period in the prior year. During the first quarter of 2006, utility operations experienced an increase in electric revenues of $8.7 million. This increase is attributable to an increase in rates that became effective in January 2006, an increase in sales for resale, and an increase in commercial and other-retail/municipal sales. These increases were offset by a reduction in other electric revenues. The increase in rates was implemented to cover forecasted increases in fuel costs and the costs of additional facilities, including MGE Power Elm Road and MGE Power West Campus. For the three months ended March 31, 2006, fuel used for electric generation increased $1.3 million, or 12.6%, compared to the three months ended March 31, 2005, and purchased power expense decreased by $0.3 million or 1.3% during this same period.

Under the fuel rules effective January 1, 2006, MGE may have to provide a fuel credit to its customers if actual electric fuel costs are less than 99.5% of the electric fuel costs in its latest rate order. As a result of lower actual fuel costs during the three months ended March 31, 2006, the PSCW issued an interim order implementing a $0.00069 per kWh fuel credit based on actual January fuel costs and instituted a subject to refund provision. For the three months ended March 31, 2006, MGE recorded a $5.2 million reduction to other electric revenues as a result of these fuel rules and the aforementioned PSCW order.

MGE expects fuel and purchased power costs for the second quarter of 2006 to continue to be lower than those included in its most recent rate order. Accordingly, on April 21, 2006, MGE filed a stipulation with the PSCW seeking to further amend its pending application to decrease electric rates as a result of a continued decrease in actual electric fuel costs, when compared to those fuel costs projected in MGE's most recent rate order. This credit is based upon newly computed annual average fuel costs for MGE's 2006 test year, using actual fuel costs for January, February, and March and revised forecasts for April through July. Fuel costs used in this computation for August through December continue to be based upon those costs approved in MGE's latest rate order. MGE's forecasted fuel costs for April through July will be based on the NYMEX futures contract prices for natural gas as of April 13, 2006. MGE estimates that, if approved, this stipulation will reduce electric revenues from April to December 2006 by $6.9 million. Electric rates during this period will also be subject to refund pursuant to the March 9, 2006, PSCW interim order. If approved, the stipulation would also amend the PSCW fuel rules monitoring range to plus or minus 2%.

During the three months ended March 31, 2006, gas revenues increased $10.8 million. This increase is due to higher costs of gas and higher revenues as a result of GCIM. These increases were slightly offset by a decrease in retail and transportation sales. For the three months ended March 31, 2006, natural gas purchased expense increased $9.6 million or 17.9%, largely due to higher natural gas prices.

Operation and maintenance expenses increased due to higher electric transmission, distribution, and general expenses. These increases were partially offset by lower gas maintenance expenses.

Electric Utility Operations

Electric sales and revenues

The following table compares MGE's electric retail revenues and electric kWh sales by customer class for the three months ended March 31:

	Revenues			Sales
(In thousands)	2006	2005	% Change	2006	2005	% Change
Residential	$27,160	$24,183	12.3%	199,970	204,280	(2.1%)
Commercial	39,181	32,526	20.5%	416,952	410,298	1.6%
Industrial	4,714	3,862	22.1%	67,617	68,185	(0.8%)
Other - retail/municipal	6,159	4,772	29.1%	81,528	75,173	8.5%
Total retail	77,214	65,343	18.2%	766,067	757,936	1.1%
Sales for resale	1,240	286	333.6%	13,699	3,181	330.7%
Other revenues	(5,901)	(1,749)	(237.4)
Total	$72,553	$63,880	13.6%	779,766	761,117	2.5%

Electric operating revenues were up $8.7 million or 13.6% for the three months ended March 31, 2006, due to the following:

(In millions)	Three months ended March 31, 2006
Rate changes	$11.2
Volume	0.7
Sales for resale	1.0
Other revenues	(4.2)
Total	$8.7

•

Rates. On December 12, 2005, the PSCW authorized MGE to increase 2006 electric revenue by $35.9 million to cover rising fuel and purchased power costs and the cost of additional facilities needed to meet the rising electric needs of MGE's customers.

On March 9, 2006, the PSCW approved an interim fuel credit to reduce electric rates by $0.00069 per kWh as a result of lower January fuel costs than those in MGE's latest rate order. This credit was applied to rates as of March 9, 2006, and resulted in a $0.1 million reduction to rates for the three months ended March 31, 2006.

•

Volume. During the three months ended March 31, 2006, there was a 1.1% increase in total retail sales volumes. This increase represents increased usage by industrial and other-retail/municipal customers.

•

Other Revenues. Other electric revenues decreased $4.2 million for the three months ended March 31, 2006, compared to the same period in the prior year. During the three months ended March 31, 2006, MGE recorded a $5.2 million reduction to other electric revenues to account for fuel rules. Namely, on March 9, 2006, the PSCW issued an interim order instituting a fuel credit of $0.00069 per kWh as a result of January actual fuel costs and implementing a subject to refund provision for actual fuel costs for the remainder of the year. $0.1 million of this amount was subsequently reversed as the amount was provided to customers via reduced rates from March 9to March 31, 2006 (see "Rates" note above).

During the three months ended March 31, 2006, MGE recovered in electric rates carrying costs on WCCF and Elm Road. MGE recorded a $0.9 million and a $0.3 million adjustment to other electric revenues to eliminate the recognition of revenue related to these costs in the electric segment as revenue related to these carrying costs is recorded by MGE Power Elm Road and MGE Power West Campus (see discussion of these revenues in the "nonregulated operations revenue" section).

•

Sales for resale. For the three months ended March 31, 2006, sales for resale increased $1.0 million when compared to the first quarter of 2005. This increase is attributable to MGE's participation in the MISO market. Namely, sales for resale include transactions conducted on the PJM and MISO markets since the establishment and MGE's involvement on May 1, 2004, and April 1, 2005, respectively.

MGE has recorded transactions on the MISO and PJM market, in which it is buying and selling power within the same period to meet its electric energy delivery requirements, on a net basis resulting in a $31.8 million and $1.0 million adjustment to sales for resale and purchased power expense for the period ended March 31, 2006, and March 31, 2005, respectively.

Electric fuel and purchased power

The expense for fuel used for electric generation increased $1.3 million, or 12.6%, during the three months ended March 31, 2006, compared to the same period in the prior year. This increase is primarily due to the increase in fuel cost between the two periods ($2.2 million), partially offset by a decrease in internal generation ($0.9 million).

Conversely, purchased power expense decreased $0.3 million, or 1.3%, during that same period. This decrease in expense reflects a $2.3 million or 10.0% decrease in the per-unit costs of purchased power, offset by a $2.0 million or 9.7% increase in purchased energy.

MGE has recorded transactions on the PJM and MISO markets in which it is buying and selling power within the same period to meet its electric energy delivery requirements on a net basis. This treatment resulted in a $31.8 million and $1.0 million adjustment to purchase power expense for the three months ended March 31, 2006, and March 31, 2005, respectively.

Electric operating expenses

Electric operating expenses increased $5.0 million during the three months ended March 31, 2006, compared to the same period in 2005. The following changes contributed to the net change for 2006:

(In millions)	2006
Increased rent expense (a)	$3.8
Increased transmission costs (b)	0.5
Increased distribution costs	0.1
Increased other general and administrative expenses	0.2
Increased customer services, promotions, and account costs	0.4
Total electric operating expenses	$5.0

(a)

This increase relates to the leasing arrangement between MGE and MGE Power West Campus. In accordance with the terms of this leasing arrangement, the electric segment recorded $3.8 million in rent expense for the three months ended March 31, 2006. Upon consolidation, this amount is eliminated.

(b)

The increase in transmission costs reflects a rate increase, which became effective on January 1, 2006, and an increase in the volume of transmitted electricity over 2005.

Electric maintenance expense

For the three months ended March 31, 2006, electric maintenance expense increased $0.2 million compared to the same period in the prior year.

Electric depreciation expense

Depreciation expense at the electric segment increased by $0.3 million for the three months ended March 31, 2006, when compared to the same period in the prior year. This increase is related to higher levels of electric assets.

Gas Utility Operations

Gas deliveries and revenues

The following table compares MGE's gas retail revenues and gas delivered by customer class during each of the three months ended March 31:

	Revenues			Deliveries
(In thousands)	2006	2005	% Change	2006	2005	% Change
Residential	$47,482	$42,469	11.8%	38,329	43,223	(11.3%)
Commercial/industrial	34,630	30,186	14.7%	32,268	36,457	(11.5%)
Total retail	82,112	72,655	13.0%	70,597	79,680	(11.4%)
Gas transportation	901	951	(5.3%)	13,777	15,777	(12.7%)
Other revenues	2,096	741	182.9%
Total	$85,109	$74,347	14.5%	84,374	95,457	(11.6%)
Heating degree days (normal 3,478)				3,156	3,405	(7.3%)

Gas revenues increased $10.8 million or 14.5% for the three months ended March 31, 2006. These changes are related to the following factors:

(In millions)	Three months ended March 31, 2006
Gas costs/rates	$17.9
Gas deliveries	(8.4)
Transportation and other effects	1.3
Total	$10.8
Average rate per therm of residential customers	$1.24

•

Gas costs/rates. The average retail rate per therm for the three months ended March 31, 2006, increased 27.8% compared to 2005. This increase is primarily a result of rising gas costs.

•

Retail gas deliveries. The 11.4% decrease in retail gas deliveries for the three months ended March 31, 2006, was mainly a result of warmer temperatures reflected by a 7.3% decrease in the number of heating degree days during the quarter compared to last year's first quarter.

•

Transportation and other revenues. Other revenues increased a total of $1.3 million due to increased income from the GCIM and other miscellaneous decreases. For the three months ended March 31, 2006, as a result of certain opportunity sales, additional income was earned under the capacity incentive mechanism

Natural gas purchased

For the three months ended March 31, 2006, natural gas purchased increased by $9.6 million. The increase in the natural gas purchased was the result of a 27.0% increase in the market price of natural gas, which resulted in an increase of $13.5 million. This increase was partially offset by a decrease in the volume of gas purchased ($3.9 million).

Gas operating expenses

Gas operating expenses increased $0.4 million for the three months ended March 31, 2006, compared to the same period a year ago. The following changes contributed to the net change in gas operating expense for the year:

(In millions)	2006
Increased production costs	$0.1
Increased distribution costs	0.1
Increased customer services, promotions, account costs	0.1
Increased other administrative and general expenses	0.1
Total gas operating expenses	$ 0.4

Gas maintenance expense

Gas maintenance expense decreased by $0.2 million for the three months ended March 31, 2006, compared to the same period in the prior year. This decrease relates to decreases in distribution maintenance projects.

Gas depreciation expense

Gas depreciation expense increased $0.1 million for the three months ended March 31, 2006, compared to the same period in the prior year. This increase is due to an increase in gas plant assets. At March 31, 2006, gross gas plant assets were $253.5 million, compared to $242.9 million at March 31, 2005.

Other Income (Loss)

Other income for the three months ended March 31, 2006, for the electric and gas segments was $0.4 million, compared to $0.1 million for the same period in the prior year. During 2006, the gas and electric segments recognized a total of $0.1 million in AFUDC-equity and a $0.6 million gain on a heating degree collar (see Footnote 15 for further discussion). This income was offset by $0.2 million in losses in equity method investments and $0.1 million in miscellaneous expenses.

For the three months ended March 31, 2005, the gas and electric segments recognized a total of $0.1 million in AFUDC-equity funds and $0.1 million in miscellaneous income. This income was offset by $0.1 million in miscellaneous expenses recorded in the electric and gas segments.

Interest Expense

For the three months ended March 31, 2006, total interest expense for the electric and gas segments increased $0.5 million when compared to the same period in the prior year. For the three months ended March 31, 2006, there was a $0.3 million increase in interest expense on short-term debt at the electric and gas segments as a result of increased levels of short-term debt and a $0.2 million increase in interest expense on long-term debt at the electric and gas segments.

Nonregulated Energy Operations

Nonregulated Energy operating revenues

Operating revenues from nonregulated energy operations were $4.7 million for the three months ended March 31, 2006. This amount includes $3.8 million in interdepartmental revenues related to a leasing arrangement between MGE and MGE Power West Campus which commenced on April 26, 2005. Upon consolidation, these interdepartmental revenues are eliminated.

Also included in operating revenues is the recognition of revenues related to the carrying costs for MGE Power West Campus and MGE Power Elm Road. MGE received approval from the PSCW to collect approximately $12.1 million in carrying costs incurred by MGE Power West Campus during construction of the WCCF facility. MGE is collecting these costs in rates over a period of ten years. A portion of this amount is being recognized over the period recovered in rates and a portion is being recognized over the period in which the facility is being depreciated (40 years). For the three months ended March 31, 2006, MGE Power West Campus recognized $0.2 million related to carrying costs on the WCCF. Additionally, for the three months ended March 31, 2006, MGE Power West Campus recorded $0.1 in revenues related to management and demolition and removal fees.

MGE also received approval from the PSCW to collect approximately $52.8 million in carrying costs expected to be incurred by MGE Power Elm Road during construction of the Elm Road project. A portion of this amount is being recognized over the period recovered in rates ($36.0 million) and a portion is being deferred and will be recognized over the period in which the facility is depreciated ($16.8 million). For the three months ended March 31, 2006, MGE Power Elm Road recognized $0.6 million related to carrying costs on the Elm Road project.

Nonregulated Energy operations and maintenance expense

For the three months ended March 31, 2006, other operations and maintenance expense increased $0.1 million, when compared to the same period in the prior year. This increase is primarily related to higher administrative and general expenses at MGE Power West Campus.

Nonregulated Energy depreciation expense

Depreciation expense began when the WCCF commenced operation on April 26, 2005, and was $0.7 million for the three months ended March 31, 2006.

Nonregulated Energy interest expense, net

For the three months ended March 31, 2006, interest expense, net at the nonregulated energy operations segment increased 100% or $0.7 million, compared to the same period in the prior year. Interest expense at the nonregulated energy segment for the three months ended March 31, 2006, represents interest expense on the long-term borrowings incurred by MGE Power West Campus. On September 30, 2003, MGE Power West Campus issued $30 million of 5.68% senior secured notes maturing September 25, 2033 and on October 27, 2005, issued $20.0 million of 5.19% senior secured notes due September 25, 2033. Interest expense for the three months ended March 31, 2006, related to these borrowings was $0.7 million.

Also included in the nonregulated interest expense is interdepartmental interest expense and capitalized interest at MGE Power Elm Road. During the three months ended March 31, 2006, MGE Power Elm Road was charged $0.3 million in interest expense by Corporate on funds borrowed for the Elm Road Project. This expense is eliminated upon consolidation. The interest expense at MGE Power Elm Road is offset by $0.3 million in capitalized interest. Under the provisions of SFAS 34, MGE Power Elm Road is capitalizing interest on the Elm Road Project.

During construction of the WCCF, MGE Power West Campus recorded capitalized interest in accordance with the provisions of SFAS 34. As such, during the three months ended March 31, 2005, $0.6 million in capitalized interest was recognized as an offset to interest expense. On April 26, 2005, when the electric generation facilities of WCCF began generating electricity, MGE Power West Campus discontinued the capitalization of interest, as the project was deemed to be substantially complete.

Transmission Investment Operations

Transmission Investment other income (loss)

For the three months ended March 31, 2006, other income at the transmission investment segment was $1.3 million, compared to $1.2 million for the same period in the prior year. The transmission investment segment holds our interest in ATC, and its income reflects our equity in the earnings of ATC.

All Other Nonregulated Operations

All Other nonregulated revenues

During the three months ended March 31, 2006, the all other segment did not generate any nonregulated revenues. However, MGE Construct received service fees of $0.7 million from the State for the three months ended March 31, 2005. The service fees earned related to MGE Construct's role as EPC contractor for WCCF. This amount was classified as nonregulated revenue within MGE Energy's financial statements. The total fee of $5.0 million had been recognized at December 31, 2005. This amount was recognized as services were rendered and was collected over a 22-month period.

All Other operations and maintenance expense

All other operations and maintenance expense for the three months ended March 31, 2006, was comparable to that for the three months ended March 31, 2005. Namely, for both periods operations and maintenance expense for the all other segment was $0.1 million. These expenses primarily relate to general and administrative expenses at corporate.

All Other interest income (expense)

All other interest income for the three months ended March 31, 2006, was $0.1 million. This interest income represents interdepartmental interest income from MGE Power Elm Road. This income is eliminated upon consolidation.

Consolidated Other General Taxes

MGE Energy and MGE's other general taxes increased $0.5 million or 13.5% in 2006 primarily because MGE's license fee tax increased. The annual license fee tax expense is based on adjusted operating revenues of the prior year. Tax rates have not increased.

Consolidated Income Taxes

MGE Energy's effective income tax rate is 38.5% for March 31, 2006, compared to 39.1% in 2005. This decrease is primarily attributable to the domestic manufacturing tax deduction provided by the American Jobs Creation Act of 2004 and an increase in the Medicare Part D federal subsidy, which is not taxable.

Minority Interest, Net of Tax

For the three months ended March 31, 2006, MGE Energy (through its wholly owned subsidiary MGE Power) had earned $1.9 million and $0.4 million, net of tax, for its interest in MGE Power West Campus and MGE Power Elm Road, respectively. Additionally, MGE Energy had earned $0.1 million, net of tax for its interest in MGE Transco. These amounts are recorded as minority interest expense, net of tax, on MGE's Consolidated Statement of Income.

Contractual Obligations and Commercial Commitments - MGE Energy and MGE

There were no material changes, other than from the normal course of business, to MGE Energy's and MGE's contractual obligations (representing cash obligations that are considered to be firm commitments) and commercial commitments (representing commitments triggered by future events) during the three months ended March 31, 2006. Further discussion of the contractual obligations and commercial commitments is included in Footnote 13 of this filing and in MGE Energy's and MGE's annual reports on Form 10-K for the year ended December 31, 2005.

Liquidity and Capital Resources

Cash Flows

The following summarizes cash flows during the three months ended March 31, 2006 and 2005, respectively:

	MGE Energy		MGE
(In thousands)	2006	2005	2006	2005
Cash provided by/(used for):
Operating activities	$40,722	$37,490	$36,766	$35,998
Investing activities	(15,218)	(5,834)	(15,218)	(5,709)
Financing activities	(23,891)	(30,647)	(20,790)	(29,083)

Cash Provided by Operating Activities

MGE Energy

MGE Energy's consolidated net cash provided by operating activities is derived mainly from the electric and gas operations of its principal subsidiary, MGE.

Cash provided by operating activities increased $3.2 million for the three months ended March 31, 2006, when compared to the same period in the prior year. This increase is partially attributable to a $3.3 million increase in net income between the periods. Also, during the period, MGE billed $5.1 million (net of $0.1 million returned to customers in March 2006) in electric rates which, pursuant to an interim order issued by the PSCW, is required to be refunded to customers. This credit was recorded as a reduction to other electric revenues in the consolidated income statement of MGE Energy for the three months ended March 31, 2006, and is shown as a non-cash adjustment to net income on the consolidated statement of cash flows of MGE Energy. Depreciation expense increased $1.1 million between the periods primarily as a result of depreciation related to WCCF.

For the three months ended March 31, 2006, current assets decreased $23.9 million compared to $22.3 million for the three months ended March 31, 2005. The decrease in current assets for the three months ended March 31, 2006, is primarily attributable to a decrease in stored natural gas inventory, unbilled revenues, trade receivables, and prepaid taxes. Additionally, during the three months ended March 31, 2006, MGE Construct collected $2.4 million of the retainage receivable from the State under the EPC agreement related to the construction of the WCCF. These decreases are slightly offset by increases in materials and supplies, fossil fuel, and other prepayments.

Current liabilities decreased $5.9 million for the three months ended March 31, 2006, compared to a $1.1 million increase for the three months ended March 31, 2005. This change is primarily attributable to the change in the costs of purchased gas and a change in the deferred credits balance. These deferred credits are related to our purchased gas account and are recognized based on projected gas sales volumes in accordance with the PGA clause.

Cash outflows related to other non-current items, net were $0.1 million for the three months ended March 31, 2006, compared to $0.7 million in the three months ended March 31, 2005.

During the three months ended March 31, 2005, MGE began recovering in electric rates the costs associated with the lease payment for the West Campus Cogeneration plant. These amounts were deferred on MGE Energy's balance sheet until the lease term commenced. At March 31, 2005, $2.5 million was collected from ratepayers and included in operating activities.

MGE

Cash provided by operating activities was $36.8 million for the three months ended March 31, 2006, compared to $36.0 million for three months ended March 31, 2005. This increase is attributable to a $1.2 million increase in net income between the periods. Also, during the period, MGE billed $5.1 million (net of $0.1 million returned to customers in March 2006) in electric rates which, pursuant to an interim order issued by the PSCW, is required to be refunded to customers. This credit was recorded as a reduction to other electric revenues in the consolidated income statement of MGE for the three months ended March 31, 2006, and is shown as a non-cash adjustment to net income on the consolidated statement of cash flows of MGE. Depreciation expense increased $1.1 million between the periods primarily as a result of depreciation related to WCCF. During the three months ended March 31, 2006, $2.4 million in minority interest, net of tax was recorded. This amount relates to net income earned by MGE Energy from its interest in MGE Power West Campus, MGE Power Elm Road, and MGE Transco.

For the three months ended March 31, 2006, current assets decreased $21.6 million compared to $24.2 million for the three months ended March 31, 2005. The decrease in current assets for the three months ended March 31, 2006, is primarily attributable to a decrease in stored natural gas inventory, unbilled revenues, trade receivables, and prepaid taxes. These decreases are slightly offset by increases in materials and supplies, fossil fuel, and other prepayments.

Current liabilities decreased $5.1 million for the three months ended March 31, 2006, compared to $1.9 million for the three months ended March 31, 2005. This change is primarily attributable to the change in the costs of purchased gas and a change in our deferred credits balance. These credits represent deferred credits related to our purchased gas account and are recognized based on projected gas sales volumes in accordance with the PGA clause.

Cash outflows related to other non-current items, net were $0.1 million for the three months ended March 31, 2006, compared to $0.7 million in the three months ended March 31, 2005.

During the three months ended March 31, 2005, MGE began recovering in electric rates the costs associated with the lease payment for the West Campus Cogeneration plant. These amounts were deferred on MGE's balance sheet until the lease term commenced. At March 31, 2005, $2.5 million was collected from ratepayers and included in operating activities.

Cash Used for Investing Activities

MGE Energy

In the three months ended March 31, 2006, MGE Energy's cash used for investing activities increased $9.4 million. Capital expenditures for the three months ended March 31, 2006, were $17.4 million. This amount represents a $2.2 million decrease from those made in the same period in the prior year. Capital expenditures related to WCCF decreased $8.9 million for the three months ended March 31, 2006, compared to the same period in the prior year, reflecting the substantial completion of that project. This decrease was slightly offset by additional MGE utility plant additions ($1.3 million) and the construction activity for Elm Road ($5.4 million). During the three months ended March 31, 2006, MGE Transco made a $0.7 million capital contribution to ATC. No such contributions were made in 2005. Dividend income received from ATC was $0.9 million during the three months ended March 31, 2006, compared to $0.8 million during the three months ended March 31, 2005. In the first quarter 2005, MGE collected $13.0 million in funds previously advanced to ATC in conjunction with the WCCF project. No additional funds were advanced to ATC directly during 2005; however, funds were indirectly advanced. Namely, during the three months ended March 31, 2006, in connection with the Elm Road project, MGE Power Elm Road advanced $0.2 million in funds to WEPCO, who in turn provided these funds to ATC. These funds will be used by ATC for transmission system upgrades related to the Elm Road project. These funds are expected to be repaid in full. During the three months ended March 31, 2006, there was a $2.2 million decrease in the restricted cash account, compared to a $0.2 million decrease for the same period in the prior year. This change is primarily attributable to a change in the balance required to be held in margin accounts.

MGE

Cash used for investing activities was $15.2 million for the three months ended March 31, 2006, compared to $5.7 million in the same period in the prior year. Capital expenditures for the three months ended March 31, 2006, were $17.4 million. This amount represents a $2.2 million decrease from those made in the same period in the prior year. Capital expenditures related to WCCF decreased $8.9 million for the three months ended March 31, 2006, compared to the same period in the prior year, reflecting the substantial completion of that project. This decrease was slightly offset by additional MGE utility plant additions ($1.3 million) and the construction activity for Elm Road ($5.4 million). During the three months ended March 31, 2006, MGE Transco made capital contributions to ATC totaling $0.7 million. Dividend income from ATC for the three months ended March 31, 2006, was $0.9 million, compared to $0.8 million for the same period in the prior year. In the first quarter of 2005, MGE collected $13.0 million in funds previously advanced to ATC in conjunction with the WCCF project. No additional funds were advanced to ATC directly during 2005; however, funds were indirectly advanced. Namely, during the three months ended March 31, 2006, in connection with the Elm Road project, MGE Power Elm Road advanced $0.2 million in funds to WEPCO, who in turn provided these funds to ATC. These funds will be used by ATC for transmission system upgrades related to the Elm Road project. These funds are expected to be repaid in full.

Cash Used for Financing Activities

MGE Energy

Cash used for MGE Energy's financing activities was $23.9 million for the three months ended March 31, 2006, compared to $30.6 million for the three months ended March 31, 2005. For the three months ended March 31, 2006, net short term debt repayments were $17.5 million compared to $24.5 million for the same period in the prior year. MGE Energy did not issue any additional stock during the three month period ended March 31, 2006. However, $2.3 million in cash proceeds were received under the Stock Plan during the three months ended March 31, 2005. Cash dividends paid for the three months ended March 31, 2006, and March 31, 2005, were $7.1 million and $7.0 million, respectively. The cash dividends for the three months ended March 31, 2006, were higher than those paid for the three months ended March 31, 2005, as result of a higher dividend per share ($0.345 vs. $0.342) and an increase in the number of shares outstanding. At December 31, 2005, MGE Energy held $0.1 million of treasury stock that had been purchased on the open market. During the three months ended March 31, 2006, these shares were distributed to participants of the Stock Plan. No treasury stock was purchased by MGE Energy during the three months period ended March 31, 2006. For the three month period ended March 31, 2005, $0.2 million in treasury stock was purchased (net).

Cash provided by cash overdrafts was $0.5 million for the three months ended March 31, 2006, compared to cash used for overdrafts of $1.2 million for the three months ended March 31, 2005.

MGE

During the three months ended March 31, 2006, cash used for MGE's financing activities was $20.8 million compared to cash provided by financing activities of $29.1 million in the same period in the prior year. For the three months ended March 31, 2006, and March 31, 2005, net short term debt repayments were $17.5 million and $28.8 million, respectively. Cash dividends paid from MGE to MGE Energy for the three months ended March 31, 2006, were $6.5 million. During this same period, cash dividends of $3.3 million were paid by MGE Power West Campus to MGE Energy. These cash outflows were offset by $2.7 million in equity contributions received by MGE Power West Campus, MGE Power Elm Road, and MGE Transco from MGE Energy. These amounts are included in minority interest on the MGE consolidated balance sheet. Additionally, for the three months ended March 31, 2006, $3.4 million in affiliate financing was received by MGE Power Elm Road. These funds were used to finance the Elm Road project. Cash provided by other financing activities was $0.4 million for the three months ended March 31, 2006.

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

Capitalization Ratios

MGE Energy's capitalization ratios were as follows:

	MGE Energy
	March 31, 2006	Dec. 31, 2005
Common shareholders' equity	54.8%	53.0%
Long-term debt	35.0%	34.3%
Short-term debt	10.2%	12.7%

MGE Energy's and MGE's Capital Requirements

MGE Energy's and MGE's liquidity are primarily affected by their capital requirements. During the three months ended March 31, 2006, capital expenditures for MGE Energy and MGE totaled $17.4 million, which included $5.4 million of capital expenditures for Elm Road, $0.8 million of capital expenditures for MGE Power West Campus, and $11.2 million of capital expenditures for utility operations.

As of March 31, 2006, MGE Energy's and MGE's remaining capital commitments related to WCCF are estimated to be $1.0 million. MGE Power Elm Road's remaining capital commitments for Elm Road are estimated to be $140.0 million. Based on current forecasts, capital costs for this project will be $23.9 million in 2006 (excludes spending as of March 31, 2006), $50.1 million in 2007, $42.1 million in 2008, $20.4 million in 2009, and $3.5 million in 2010. These amounts may change as a result of modifications to the project estimate or timing differences. MGE Power Elm Road plans to finance this project primarily through funds received from MGE Energy. MGE Energy expects that these funds will be raised from the sale of securities (via the Stock Plan), short-term debt and normal operations. MGE Energy expects to begin issuing new shares of common stock to satisfy the Stock Plan in the second quarter of 2006.

Total 2006 capital expenditures will be approximately $82.2 million. These capital expenditures are expected to be funded by internally generated funds, short-term debt, and from the sale of securities (via the Stock Plan).

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

Nonregulated Energy Outlook

Elm Road

On November 4, 2005, MGE Power Elm Road closed on the exercise of an option to acquire an undivided 8.33% ownership interest in each of two 615 MW advanced technology, coal-fired generating units being constructed by We Energies in Oak Creek, Wisconsin. On that date, MGE Power Elm Road also made its initial payment for construction costs. MGE Power Elm Road's estimated share of capital costs for its 8.33% ownership interest in both units is approximately $170 million, which it intends to finance primarily through funds received from MGE Energy. MGE Energy expects that these funds will be raised through the sale of securities (via the Stock Plan), short-term debt, and normal operations. At March 31, 2006, MGE Power Elm Road had incurred $29.6 million (excluding capitalized interest) of costs on the project, which is reflected in the Construction Work In Progress balance on MGE and MGE Energy's condensed consolidated balance sheets. Of this amount, $1.9 million has not yet been paid.

On November 4, 2005, MGE Energy and its subsidiaries entered into various agreements, including a facility lease agreement. This facility lease agreement is between MGE Power Elm Road (a nonregulated subsidiary of MGE Energy) and MGE. The financial terms of the facility lease include a capital structure of 55% equity and 45% long-term debt, and return on equity of 12.7%, a lease term of 30 years, and a 5% rent reduction in the first five years.

On November 1, 2005, MGE received approval from the PSCW to defer payments made to MGE Power Elm Road for carrying costs during construction of the facility, management fees, and community impact mitigation costs. MGE estimates total carrying costs to be approximately $52.8 million. This amount is expected to be collected over multiple years. Of these costs, $16.8 million is estimated to relate to the capitalized interest and the debt portion of the facility. These costs will be deferred and recognized over the period in which the facility will be depreciated. The remaining $36.0 million is estimated to represent the equity portion and is being recognized over the period recovered in rates. MGE expects to begin collecting the management fees and community impact mitigation costs in rates in 2008. These costs are expected to be collected over a four year period. MGE began collecting carrying costs in rates in 2006. As of March 31, 2006, $0.9 million had been collected. Of this amount, $0.3 million relates to the debt portion and was reflected as deferred revenue on the MGE financial statements. As mentioned, this amount will be recognized over the period in which the facility is depreciated. The remaining $0.6 million relates to the equity portion and was recognized as nonregulated revenues.

Business and Regulatory Environment

Wind Power Purchase Agreement

On July 16, 2004, MGE signed a 20-year power purchase agreement with a developer for 40 MW of wind energy to be located near Waupun, Wisconsin. The developer has experienced problems with obtaining site-related permits, and construction has not yet begun. In late March 2006, the developer claimed force majeure as a result of issues associated with obtaining these permits. As a result, the obligations associated with the power purchase agreement are presently indeterminate. Accordingly, this agreement is not reflected in the purchased power commitments figures.

Blount Generating Station

On January 19, 2006, MGE announced a plan subject to certain conditions, that includes discontinuing coal use at the end of 2011 at Blount. The plant is capable of burning coal and natural gas. The plant will continue to run on natural gas but will be reduced from its current approximate 190 MW capacity to 100 MW when coal burning is discontinued. MGE anticipates full regulatory recovery of the costs associated with the discontinuance of the use of coal at Blount. See Footnote 14 for further discussion.

Regulatory Issues - Transmission

On April 1, 2005, the Midwest ISO implemented its bid-based energy market. Midwest ISO, a FERC approved RTO, is required to provide real-time energy services and a market-based mechanism for congestion management. This market-based platform for valuing transmission congestion is premised upon the LMP system that has been implemented in other states.

MGE received FTRs through the Midwest ISO allocation process. The Midwest ISO has also made available additional FTRs through an auction-based system run by the Midwest ISO. See Footnote 16 for further discussion.

New Accounting Principles

FSP No. FIN 46(R)-6

In April 2006, the FASB  issued FASB  Staff Position No. FIN 46(R)-6, Determining the Variability to Be Considered in Applying FASB  Interpretation No. 46(R), (FSP No. 46(R)-6). This pronouncement provides guidance on how a reporting enterprise should determine the variability to be considered in applying FASB  interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, which could impact the assessment of whether certain variable interest entities are consolidated. FSP No. 46(R)-6 will be effective for MGE and MGE Energy on July 1, 2006. The provisions of FSP No. 46(R)-6 are applied prospectively. The impact on MGE and MGE Energy in periods subsequent to the effective date is dependent on transactions that could occur in future periods, and therefore cannot be determined until the transaction occurs.

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

MGE Power West Campus and MGE Power Elm Road are VIEs pursuant to FIN 46(R), as the equity investment was not sufficient to permit the entity to finance its activities without additional support. MGE concluded a VIE relationship exists between it and these entities due to the long-term lease arrangements between MGE and MGE Power West Campus and MGE and MGE Power Elm Road. MGE Power West Campus and MGE Power Elm Road will lease a major portion of their assets, a power plant and an undivided interest in a power plant, to MGE, pursuant to these leasing arrangements, and MGE will absorb a majority of the expected losses, residual returns, or both.

FIN 46(R) also requires MGE to assess whether the participants within its Shared Savings program constitute VIEs in which MGE might be considered to be the consolidating entity. MGE has reviewed 84.6% of the total Shared Savings program balance and has determined that the provisions of FIN 46(R) are not applicable via the "business scope exception." For the remaining 15.4% of the total Shared Savings program balance, MGE has not performed this assessment. These entities are not legally obligated to provide the financial information to MGE that is necessary to determine whether MGE must consolidate these entities. MGE will continue to attempt to obtain information from these customers in order to determine whether they should be consolidated by MGE.

SFAS No. 156

In March 2006, the FASB  issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of SFAS No. 140. SFAS No. 156 simplifies the accounting for servicing rights and reduces the volatility that results from the use of different measurement attributes for servicing rights and the related financial instruments used to economically hedge risks associated with those servicing rights. SFAS No. 156 also clarifies when to separately account for servicing rights, requires these rights to be initially measured at fair value, and provides the option to subsequently account for those servicing right (by class) at either fair value or under the amortization method previously required under SFAS No. 140. SFAS No. 156 is effective for the fiscal year beginning after September 15, 2006. Early adoption is permitted as of the beginning of the entity's fiscal year. MGE will not early adopt this statement and does not expect this statement to have a material impact on MGE Energy or MGE's consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

MGE Energy and MGE are potentially exposed to market risk associated with interest rates, commodity prices, weather, and equity returns. MGE currently has no exposure to foreign currency risk. MGE manages some risk exposure through risk management policies and uses derivative instruments. MGE's market risk has not changed between 2005 and 2006. MGE does not enter into speculative trading transactions.

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

On October 17, 2005, MGE entered into a non-exchange traded weather derivative. This agreement extended from January 2006 until March 2006 and had a premium of $0.1 million. Additionally, any payment or receipt under this agreement was limited to $0.6 million. The Company is accounting for the HDD Collar using the intrinsic value method pursuant to the requirements of EITF No. 99-2, Accounting for Weather Derivatives. Through March 31, 2006, actual HDD were 3,175, resulting in a $0.6 million gain for MGE.

A summary of actual weather information in the utility segment's service territory during 2006 and 2005 as measured by degree days, may be found in Results of Operations.

Commodity Price Risk

MGE has commodity price risk exposure with respect to the price of natural gas, electricity, coal, and oil. MGE employs established policies and procedures to reduce the market risks associated with changing commodity prices, including the use of commodity and financial instruments (see Footnote 15 of the Notes to Consolidated Financial Statements). MGE's commodity risks are somewhat mitigated by the current ratemaking process in place for recovering electric fuel, purchased energy, and the cost of natural gas purchased for resale. MGE's electric fuel costs are subject to fuel rules established by the PSCW, which further mitigate commodity risk. Under the PGA authorized by the PSCW, MGE passes through to customers the cost of gas, subject to certain limited incentives. Effective January 1, 2006, the PSCW modified MGE's fuel rules bandwidth to a range of -.5% to +2.0%. MGE may be required to refund to customers if its actual electric fuel costs are lower than 99.5% of the projected electric fuel costs in its most recent rate case, and would be allowed to request a surcharge if its actual electric fuel costs are higher than 102% of the projected electric fuel costs in its most recent rate case.

Under the fuel rules, MGE may include the costs and benefits of fuel price risk management tools implemented under a risk management plan approved by the PSCW. In 2005, the PSCW extended its conditional approval of MGE's Electric Procurement Risk Management Program through December 31, 2006.

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

Interest Rate Risk

Both MGE and MGE Energy have short term borrowings at varying interest rates. MGE issues commercial paper for its short-term borrowings, while MGE Energy draws from its current credit facility to meet its short term borrowing needs. Borrowing levels vary from period to period depending upon capital investments and other factors. Future short-term interest expense and payments will reflect both future short-term interest rates and borrowing levels. MGE Energy and MGE manage interest rate risk by limiting their variable rate exposure and continually monitoring the effects of market changes on interest rates. MGE is not exposed to changes in interest rates on a substantial portion of its long-term debt until that debt matures and is refinanced at market rates.

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

In September 2003, several parties filed a request with the Wisconsin Department of Natural Resources (WDNR) for a contested case hearing in connection with the application to the WDNR for a Chapter 30 permit for wetlands and waterways alterations and construction on the bed of Lake Michigan for the construction of the Oak Creek expansion. That request was granted and assigned to an administrative law judge. The hearing took place in August 2004 and in November 2004, the administrative law judge approved the WDNR's issuance of the Chapter 30 permit for the Oak Creek expansion. In December 2004, opponents filed a petition for review of the decision in Dane County Circuit Court. In March 2005, the court dismissed the appeal. The opponents appealed the court's dismissal to the Wisconsin Court of Appeals. In February 2006, the Wisconsin Court of Appeals affirmed the lower court's dismissal of the case. The time for Petitioners to request Supreme Court review has expired, and no petition for review has been filed.

We Energies applied to the WDNR to modify the existing Wisconsin Pollution Discharge Elimination System (WPDES) permit that is required for operation of the water intake and discharge system for the planned Oak Creek expansion and existing Oak Creek generating units. In March 2005, the WDNR determined that the proposed cooling water intake structure and water discharge system meets regulatory requirements and reissued the WPDES permit with specific limitations and conditions. The opponents filed a petition for judicial review in Dane County Circuit Court and a request for a contested case proceeding with the WDNR. In September 2005, the judicial review proceeding in Dane County Circuit Court was dismissed. All parties to this action agreed to the dismissal. The WDNR granted a contested case hearing. The contested case hearing was held on March 7-9, 2006. The remaining issues are currently being briefed by the parties. A final decision is anticipated in the second or third quarter of 2006.

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

As noted above in Commodity Price Risk, the electric operations of MGE operate under a "fuel rules" adjustment clause for fuel and purchased power costs associated with the generation and delivery of electricity. This clause establishes a base rate for fuel and purchased power. Effective January 1, 2006, the modified PSCW fuel rules provide that MGE may have to provide a fuel credit to its customers if the actual electric fuel cost is less than 99.5% of the electric fuel costs allowed in the latest rate order. Conversely, MGE can apply for a fuel surcharge if actual electric fuel costs exceed 102% of the electric fuel costs allowed in that order.

During the three months ended March 31, 2006, an interim fuel credit of $0.00069 per kWh, or $1.8 million, was put in place as a result of lower than expected fuel costs for January 2006. Additionally, as a result of the subject to refund provisions established by the PSCW on March 9, 2006, a $3.4 million reduction to revenues was recorded. This amount is a result of lower than expected fuel costs for the months ended February 28 and March 31, 2006.

On January 19, 2006, MGE announced a plan to discontinue coal use at the end of 2011 at Blount. MGE anticipates full regulatory recovery of the costs associated with this plan. If such recovery is not awarded, this plan will either be substantially modified or terminated.

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

Item 4. Controls and Procedures.

MGE Energy

During the first quarter of 2006, MGE Energy's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to MGE Energy, including its subsidiaries, is accumulated and made known to MGE Energy's management, including these officers, by other employees of MGE Energy and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, MGE Energy does not control or manage certain of its unconsolidated entities and thus, its access and ability to apply its procedures to those entities is more limited than is the case for its consolidated subsidiaries.

As of March 31, 2006, the principal executive officer and the principal financial officer concluded that MGE Energy's disclosure controls and procedures were effective to accomplish their objectives. MGE Energy intends to continually strive to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

During the quarter ended March 31, 2006, there were no changes in MGE Energy's internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, MGE Energy's internal control over financial reporting.

MGE

During the first quarter of 2006, MGE's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to MGE, including its subsidiaries, is accumulated and made known to MGE's management, including these officers, by other employees of MGE as appropriate to allow timely decisions regarding required disclosure, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, MGE does not control or manage certain of its unconsolidated entities and thus, its access and ability to apply its procedures to those entities is more limited than is the case for its consolidated subsidiaries.

As of March 31, 2006, the principal executive officer and the principal financial officer concluded that MGE's disclosure controls and procedures were effective to accomplish their objectives. MGE intends to continually strive to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

During the quarter ended March 31, 2006, there were no changes in MGE's internal control over financial reporting that materially affected, or are reasonable likely to materially affect, MGE's internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

MGE Energy and MGE

MGE Energy and MGE from time to time are involved in various legal proceedings that are handled and defended in the ordinary course of business. While MGE Energy and MGE are unable to predict the outcome of these matters, management does not believe, based upon currently available facts, that the ultimate resolution of any of such proceedings would have a material adverse effect on their overall financial condition or results of operations except as disclosed in MGE Energy's and MGE's annual report on form 10-K for the year ended December 31, 2005.

Item 6. Exhibits.

10.1

First Amendment dated as of April 25, 2006, to Credit Agreement dated as of December 21, 2005, among MGE Energy, Inc., the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.

Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed by the following officers for the following companies:

31.1

Filed by Gary J. Wolter for MGE Energy, Inc.

31.2

Filed by Terry A. Hanson for MGE Energy, Inc.

31.3

Filed by Gary J. Wolter for Madison Gas and Electric Company

31.4

Filed by Terry A. Hanson for Madison Gas and Electric Company

Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) as to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed by the following officers for the following companies:

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

MGE ENERGY, INC.
Date: May 8, 2006	/s/ Gary J. Wolter
Gary J. Wolter Chairman, President and Chief Executive Officer (Duly Authorized Officer)
Date: May 8, 2006	/s/ Terry A. Hanson
Terry A. Hanson Vice President, Chief Financial Officer and Secretary (Chief Financial and Accounting Officer)

Signatures - Madison Gas and Electric Company

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MADISON GAS AND ELECTRIC COMPANY
Date: May 8, 2006	/s/ Gary J. Wolter
Gary J. Wolter Chairman, President and Chief Executive Officer (Duly Authorized Officer)
Date: May 8, 2006	/s/ Terry A. Hanson
Terry A. Hanson Vice President, Chief Financial Officer and Secretary (Chief Financial and Accounting Officer)