Form 10-Q
period 2006-06-30
MGE ENERGY INC
filed 2006-08-08
CIK 1161728

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:

June 30, 2006

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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to such reports) and (2) have been subject to such filing requirements for the past 90 days: Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

	Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer
MGE Energy, Inc.	X
Madison Gas and Electric Company			X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

MGE Energy, Inc. and Madison Gas and Electric Company

Yes [   ]

No [ X ].

Number of Shares Outstanding of Each Class of Common Stock as of July 31, 2006
MGE Energy, Inc.	Common stock, $1.00 par value, 20,557,016 shares outstanding.
Madison Gas and Electric Company	Common stock, $1.00 par value, 17,347,889 shares outstanding (all of which are owned beneficially and of record by MGE Energy, Inc.).

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

The factors that could cause actual results to differ materially from the forward-looking statements made by a registrant include (a) those factors discussed in the following sections of the Registrants' 2005 Annual Report on Form 10-K: ITEM 1A. Risk Factors and ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations; and (b) other factors discussed herein and in other filings with the SEC by the Registrants.

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

Definitions, Abbreviations, and Acronyms Used in the Text and Notes of this Report

AFUDC	allowance for funds used during construction
Alliant	Alliant Energy Corporation
AMR	automated meter reading
ANR	ANR Pipeline Company
APB	Accounting Principles Board
APBO	Accumulated Pension Benefit Obligation
ARB	Accounting Research Bulletin
ARC	Asset Retirement Cost
ATC	American Transmission Company LLC
ARO	Asset Retirement Obligation
Blount	Blount Station
CO2	carbon dioxide
Columbia	Columbia Energy Center
ComEd	Commonwealth Edison Company, a unit of Chicago-based Exelon Corp.
cooling degree days	Measure of the extent to which the average daily temperature is above 65 degrees Fahrenheit, increasing demand for cooling
CPCN	Certificate of Public Convenience and Necessity
CUB	Citizens Utility Board
CWDC	Central Wisconsin Development Corporation
DNR	Wisconsin Department of Natural Resources
Dth	dekatherms
EITF	Emerging Issues Task Force
Elm Road	Elm Road Generating Station
EPA	U.S. Environmental Protection Agency
EPC	Engineering, Procurement, and Construction
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN	FASB Interpretation No.
FSP	FASB Staff Position
FTR	Financial Transmission Rights
GCIM	gas cost incentive mechanism
heating degree days (HDD)	Measure of the extent to which the average daily temperature is below 65 degrees Fahrenheit, increasing demand for heating
interconnection agreement	Generation-Transmission Interconnection Agreement
Kewaunee	Kewaunee Nuclear Power Plant
kV	kilovolt
kWh	kilowatt-hour
LIBOR	London Inter Bank Offer Rate
LMP	Locational Marginal Pricing
MACT	Maximum available control technology
MAGAEL	MAGAEL, LLC
MAIN	Mid-America Interconnected Network, Inc.
MGE	Madison Gas and Electric Company
MGE Construct	MGE Construct LLC
MGE Energy	MGE Energy, Inc.
MGE Power	MGE Power LLC
MGE Power Elm Road	MGE Power Elm Road, LLC
MGE Power West Campus	MGE Power West Campus, LLC
MGE Transco	MGE Transco Investment LLC
MISO	Midwest Independent System Operator (a regional transmission organization)
Moody's	Moody's Investors Service, Inc.
MRO	Midwest Reliability Organization
MW	megawatt
MWh	megawatt-hour
Nasdaq	The Nasdaq National Stock Market
NNG	Northern Natural Gas Company
NOx	nitrogen oxide
NOx SIP Call	Nitrogen oxide State Implementation Plan (federal rule 40 CFR Part 96, commonly known as the NOx SIP Call)
NYMEX	New York Mercantile Exchange
PGA	Purchased Gas Adjustment clause
PJM	PJM Interconnection, LLC (a regional transmission organization)
PSCW	Public Service Commission of Wisconsin
RTO	Regional Transmission Organization
S&P	Standard & Poor's Ratings Group, a division of McGraw-Hill Companies
SAB	Staff Accounting Bulletin
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards (issued by the FASB )
SO2	sulfur dioxide
the State	State of Wisconsin
Stock Plan	Direct Stock Purchase and Dividend Reinvestment Plan of MGE Energy
Super Critical	Super Critical, LLC
UW	University of Wisconsin-Madison
VIE	variable interest entity
WCCF	West Campus Cogeneration Facility
WEPCO	Wisconsin Electric Power Company
WIEG	Wisconsin Industrial Energy Group
Working capital	current assets less current liabilities
WPDES	Wisconsin Pollutant Discharge Elimination System
WPL	Wisconsin Power and Light Company
WPSC	Wisconsin Public Service Corporation

Item 1. Financial Statements.

MGE Energy, Inc.

Condensed Consolidated Statements of Income (unaudited)

(In thousands, except per-share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Regulated utility operations	$98,799	$99,748	$256,461	$237,975
Nonregulated operations	922	719	1,845	1,401
Total Revenues	99,721	100,467	258,306	239,376

Expenses:
Fuel for electric generation	9,138	14,358	20,387	24,348
Purchased power	19,926	17,894	40,682	38,920
Natural gas purchased	13,656	16,914	77,123	70,751
Other operations and maintenance	31,590	29,874	62,155	58,746
Depreciation and amortization	7,804	7,408	15,525	14,033
Other general taxes	3,768	3,277	7,736	6,774
Total Operating Expenses	85,882	89,725	223,608	213,572
Operating Income	13,839	10,742	34,698	25,804

Other income	1,339	1,181	3,037	2,425
Interest expense	(3,868)	(3,228)	(7,698)	(6,046)
Income before income taxes	11,310	8,695	30,037	22,183
Income tax provision	(4,259)	(3,253)	(11,470)	(8,526)
Net Income	$ 7,051	$ 5,442	$ 18,567	$ 13,657

Earnings per Share of Common Stock (basic and diluted)	$0.34	$0.27	$0.91	$0.67

Dividends paid per share of common stock	$0.345	$0.342	$0.690	$0.684

Average Shares Outstanding (basic and diluted)	20,468	20,441	20,461	20,431

The accompanying notes are an integral part of the above unaudited condensed consolidated financial statements.

MGE Energy, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Six Months Ended June 30,
	2006	2005
Operating Activities:
Net income	$18,567	$13,657
Items not affecting cash:
Depreciation and amortization	15,525	14,033
Deferred income taxes	(2,632)	(27)
Amortization of investment tax credits	(216)	(230)
Equity in earnings in ATC	(2,613)	(2,347)
Provision for doubtful accounts	2,291	992
Amortization of debt issuance costs and bond expense	327	246
Reserve for fuel credit/refund	8,428	-
Other items	368	293
Changes in working capital, excluding cash equivalents, current long-term debt maturities, and short-term debt:
Decrease in current assets	34,100	16,518
Decrease in retainage receivable	2,425	-
Decrease in current liabilities	(15,832)	(558)
Recovery of lease payment	-	2,527
Other noncurrent items, net	3,881	1,862
Cash Provided by Operating Activities	64,619	46,966

Investing Activities:
Capital expenditures	(38,097)	(36,528)
Capital contributions in ATC and other investments	(1,392)	(188)
Dividend income from ATC	1,954	1,693
Payment from ATC related to WCCF	-	12,964
Advance to WEPCO for ATC work	(572)	-
Change in restricted cash	(635)	757
Other	(89)	(84)
Cash Used for Investing Activities	(38,831)	(21,386)

Financing Activities:
Issuance of common stock, net	2,349	2,260
Issuance/(purchase) of treasury stock	119	(303)
Cash dividends paid on common stock	(14,113)	(13,965)
Decrease in short-term debt, net	(14,000)	(13,175)
Cash Used for Financing Activities	(25,645)	(25,183)

Change in Cash and Cash Equivalents	143	397
Cash and cash equivalents at beginning of period	3,331	3,561
Cash and cash equivalents at end of period	$ 3,474	$ 3,958

The accompanying notes are an integral part of the above unaudited condensed consolidated financial statements.

MGE Energy, Inc.

Condensed Consolidated Balance Sheets (unaudited)

(In thousands)

	June 30, 2006	Dec. 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$ 3,474	$ 3,331
Restricted cash	3,191	2,556
Accounts receivable, less reserves of $3,518 and $2,734, respectively	29,132	49,272
Other accounts receivable, less reserves of $99 and $93, respectively	4,245	9,079
Unbilled revenues	18,042	30,432
Materials and supplies, at lower of average cost or market	15,596	15,326
Fossil fuel	6,546	5,501
Stored natural gas, at lower of average cost or market	22,577	27,983
Prepaid taxes	12,586	12,436
Other prepayments	7,478	4,989
Total Current Assets	122,867	160,905

Other long-term accounts receivables	4,493	3,969
Special billing projects	1,904	1,786
Regulatory assets	35,059	34,024
Deferred charges	9,832	11,120

Property, Plant, and Equipment, Net	618,238	611,419
Construction work in progress	70,158	56,238
Total Property, Plant, and Equipment	688,396	667,657

Other Property and Investments	39,156	37,446

Total Assets	$901,707	$916,907

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Short-term debt	$ 68,500	$ 82,500
Accounts payable	26,432	49,502
Accrued interest and taxes	5,927	3,328
Deferred income taxes	4,220	4,061
Regulatory liability for fuel credit/refund	8,428	-
Other current liabilities	17,159	13,589
Total Current Liabilities	130,666	152,980

Other Credits:
Deferred income taxes	96,875	99,329
Investment tax credit - deferred	3,713	3,929
Regulatory liabilities	21,362	21,748
Accrued pension and other postretirement benefits	57,964	55,504
Other deferred liabilities	17,719	17,222
Total Other Credits	197,633	197,732

Capitalization:
Common stockholders' equity	351,069	343,883
Long-term debt	222,339	222,312
Total Capitalization	573,408	566,195
Commitments and contingencies (see Footnote 13)	-	-
Total Liabilities and Capitalization	$901,707	$916,907

The accompanying notes are an integral part of the above unaudited condensed consolidated financial statements.

Madison Gas and Electric Company

Condensed Consolidated Statements of Income (unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Operating Revenues:
Regulated electric revenues	$75,441	$73,637	$147,994	$137,517
Regulated gas revenues	23,358	26,111	108,467	100,458
Nonregulated revenues	922	151	1,845	151
Total Operating Revenues	99,721	99,899	258,306	238,126

Operating Expenses:
Fuel for electric generation	9,138	14,358	20,387	24,348
Purchased power	19,926	17,894	40,682	38,920
Natural gas purchased	13,656	16,914	77,123	70,751
Other operations and maintenance	31,452	29,741	61,915	58,505
Depreciation and amortization	7,804	7,408	15,525	14,033
Other general taxes	3,768	3,278	7,736	6,774
Income tax provision	3,663	2,642	10,158	7,205
Total Operating Expenses	89,407	92,235	233,526	220,536
Net Operating Income	10,314	7,664	24,780	17,590

Other Income and Deductions:
AFUDC - equity funds	101	107	211	219
Equity earnings in ATC	1,315	1,195	2,613	2,347
Income tax provision	(601)	(418)	(1,317)	(913)
Other deductions	(77)	(43)	210	(145)
Total Other Income and Deductions	738	841	1,717	1,508
Income before interest expense	11,052	8,505	26,497	19,098

Interest Expense:
Interest on long-term debt	3,556	3,075	7,041	5,746
Other interest	474	267	1,014	380
AFUDC - borrowed funds	(42)	(41)	(89)	(84)
Net Interest Expense	3,988	3,301	7,966	6,042
Net Income before minority interest	$ 7,064	$ 5,204	$ 18,531	$ 13,056
Minority interest, net of tax	(2,520)	(1,390)	(4,895)	(1,390)
Net Income	$ 4,544	$ 3,814	$ 13,636	$ 11,666

The accompanying notes are an integral part of the above unaudited condensed consolidated financial statements.

Madison Gas and Electric Company

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Six Months Ended June 30,
	2006	2005
Operating Activities:
Net income	$ 13,636	$ 11,666
Items not affecting cash:
Depreciation and amortization	15,525	14,033
Deferred income taxes	(2,634)	(30)
Amortization of investment tax credits	(216)	(230)
Amortization of debt issuance costs and bond expense	327	246
Provision for doubtful accounts	2,291	992
AFUDC - equity funds	(211)	(219)
Equity in earnings of ATC	(2,613)	(2,347)
Minority interest, net of tax	4,895	1,390
Reserve for fuel credit/refund	8,428	-
Other items	579	512
Changes in working capital, excluding cash equivalents, current long-term debt maturities, and short-term debt:
Decrease in current assets	32,090	13,541
Decrease in current liabilities	(14,751)	(2,591)
Recovery of lease payment	-	2,527
Other noncurrent items, net	3,826	1,854
Cash Provided by Operating Activities	61,172	41,344

Investing Activities:
Capital expenditures	(38,097)	(36,528)
ATC - capital contribution	(1,298)	-
Payment from ATC related to WCCF	-	12,964
Dividend income from ATC	1,954	1,693
AFUDC - borrowed funds	(89)	(84)
Advance to WEPCO for ATC work	(572)	-
Change in restricted cash	(635)	757
Cash Used for Investing Activities	(38,737)	(21,198)

Financing Activities:
Cash dividends paid to parent	(12,996)	(12,859)
Cash dividend paid to parent from WCCF	(5,631)	-
Affiliate financing of MGE Power Elm Road or MGE Power West Campus	9,052	(639)
Equity contribution received by MGE Power West Campus	1,678	4,401
Equity contributions received by MGE Transco and MGE Power Elm Road	1,808	-
Decrease in short-term debt	(16,000)	(10,425)
Other	(136)	7
Cash Used for Financing Activities	(22,225)	(19,515)

Change in Cash and Cash Equivalents	210	631
Cash and cash equivalents at beginning of period	822	970
Cash and cash equivalents at end of period	$ 1,032	$ 1,601

The accompanying notes are an integral part of the above unaudited condensed consolidated financial statements.

Madison Gas and Electric Company

Condensed Consolidated Balance Sheets (unaudited)

(In thousands)

ASSETS	June 30, 2006	Dec. 31, 2005
Utility Plant (At Original Cost, in Service):
Electric	$ 662,675	$ 646,444
Gas	255,686	251,555
Nonregulated	108,159	108,372
Gross plant in service	1,026,520	1,006,371
Less accumulated provision for depreciation	(408,413)	(394,925)
Net plant in service	618,107	611,446
Construction work in progress	70,158	56,238
Total Utility Plant	688,265	667,684
Other property and investments	796	988
Investment in ATC	37,196	35,239
Total Other Property and Investments	37,992	36,227
Current Assets:
Cash and cash equivalents	1,032	822
Restricted cash	3,191	2,556
Accounts receivable, less reserves of $3,518 and $2,734, respectively	28,848	49,230
Affiliate receivables	6,374	6,376
Other receivables, less reserves of $99 and $93, respectively	3,778	4,596
Unbilled revenues	18,042	30,432
Materials and supplies, at lower of average cost or market	15,596	15,326
Fossil fuel	6,546	5,501
Stored natural gas, at lower of average cost or market	22,577	27,983
Prepaid taxes	12,173	11,380
Other prepayments	7,468	4,959
Total Current Assets	125,625	159,161
Other long-term accounts receivable	4,493	3,969
Special billing projects	1,904	1,786
Regulatory assets	35,059	34,024
Other deferred charges	9,679	10,945
Total Assets	$ 903,017	$ 913,796
CAPITALIZATION AND LIABILITIES
Common stockholder's equity	$ 288,843	$ 287,966
Minority interest	46,380	43,766
Long-term debt	222,339	222,312
Total Capitalization	557,562	554,044
Current Liabilities:
Short-term debt - commercial paper	50,000	66,000
Accounts payable	25,939	48,398
Affiliate payables	37	9
Accrued interest and taxes	7,663	4,319
Accrued payroll related items	5,955	5,953
Deferred income taxes	4,225	4,069
Regulatory liability for fuel credit/refund	8,428	-
Other current liabilities	10,781	7,516
Total Current Liabilities	113,028	136,264
Other Credits:
Deferred income taxes	97,175	99,645
Investment tax credit - deferred	3,713	3,929
Regulatory liabilities	21,362	21,748
Accrued pension and other postretirement benefits	57,964	55,504
Affiliate payable long-term	34,493	25,441
Other deferred liabilities	17,720	17,221
Total Other Credits	232,427	223,488
Commitments and contingencies (see Footnote 13)	-	-
Total Capitalization and Liabilities	$ 903,017	$ 913,796

The accompanying notes are an integral part of the above unaudited condensed consolidated financial statements.

MGE Energy, Inc. and Madison Gas and Electric Company

Notes to Condensed Consolidated Financial Statements (unaudited)

June 30, 2006

1.

Basis of Presentation - MGE Energy and MGE.

This report is a combined report of MGE Energy and MGE. References in this report to "MGE Energy" are to MGE Energy, Inc., and its subsidiaries. References in this report to "MGE" are to Madison Gas and Electric Company.

The accompanying condensed consolidated financial statements as of June 30, 2006, and for the three and six months then ended are unaudited, but include all adjustments that MGE Energy and MGE management consider necessary for a fair presentation of their respective financial statements. All adjustments are of a normal, recurring nature except as otherwise disclosed. The year-end consolidated balance sheet information was derived from the audited balance sheet appearing in MGE Energy's and MGE's annual reports on Form 10-K for the year ended December 31, 2005, but does not include all disclosures required by generally accepted accounting principles. These notes should be read in conjunction with the financial statements and the notes on pages 59 through 109 of the 2005 Form 10-K. Certain amounts in prior periods' financial statements and related notes have been reclassified to conform to the 2006 presentation.

2.

Principles of Consolidation - MGE Energy and MGE.

On August 12, 2002, MGE Energy became the holding company for MGE as the result of completing an exchange of shares of MGE Energy common stock for shares of MGE common stock. The MGE Energy financial statements reflect this transaction for all periods presented.

MGE, a wholly owned subsidiary of MGE Energy, is a regulated electric and gas utility headquartered in Madison, Wisconsin. MGE constitutes a substantial portion of the assets, liabilities, and results of operations of MGE Energy and is expected to continue to do so for the foreseeable future. MGE is the majority owner of MGE Transco which is a nonregulated entity formed to hold and manage the investment in ATC.

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

c.

Shared Savings Program.

FIN 46R also requires MGE to assess whether the participants within its Shared Savings program constitute VIEs in which MGE might be considered to be the consolidating entity. MGE has reviewed 87.2% of the total current Shared Savings program balance and has determined that the provisions of FIN 46R are not applicable via the "business scope exception." The entities constituting the remaining balance are not legally obligated to provide the financial information to MGE that is necessary to determine whether MGE must consolidate these entities. MGE continues to attempt to obtain information from these entities in order to determine whether they should be consolidated by MGE.

4.

Minority Interest - MGE.

a.

MGE Power West Campus.

MGE Power West Campus is owned indirectly by MGE Energy (see Footnotes 2 and 3). MGE Energy's proportionate share of the equity and net income (through its wholly owned subsidiary MGE Power) of MGE Power West Campus is classified within the MGE financial statements as minority interest. As of June 30, 2006, and June 30, 2005, MGE Power had invested (net of dividends) $33.0 million and $44.8  million in MGE Power West Campus, respectively. For the six months ended June 30, 2006, and June 30, 2005, MGE Power had earned $4.0 million and $1.4 million, net of tax, respectively, from its interest in MGE Power West Campus. This amount is recorded as minority interest expense, net of tax, on MGE's consolidated statement of income.

b.

MGE Transco.

On October 28, 2005, MGE Transco was formed. On that date, MGE transferred its investment in ATC to MGE Transco in exchange for an ownership interest in MGE Transco. As of June 30, 2006, MGE Energy has contributed a total of $2.5 million (net of dividends) to MGE Transco. At June 30, 2006, MGE is the majority owner and MGE Energy is the minority owner of this entity. MGE Energy's proportionate share of the equity and net income of MGE Transco is classified within the MGE financial statements as minority interest. For the six months ended June 30, 2006, MGE Energy had earned $0.2 million, net of tax, from its interest in MGE Transco. This amount is recorded as minority interest expense, net of tax, on MGE's consolidated statement of income.

c.

MGE Power Elm Road.

MGE Power Elm Road is owned indirectly by MGE Energy (see Footnotes 2 and 3). MGE Energy's proportionate share of the equity and net income (through its wholly owned subsidiary MGE Power) of MGE Power Elm Road is classified within the MGE financial statements as minority interest. As of June 30, 2006, MGE Power had invested $0.5 million in MGE Elm Road. For the six months ended June 30, 2006, MGE Power had earned $0.8 million, net of tax, from its interest in MGE Power Elm Road. This amount is recorded as minority interest expense, net of tax, on MGE's consolidated statement of income.

5.

Equity - MGE Energy.

a.

Common Stock.

MGE Energy sells shares of its common stock through its Stock Plan. Those shares may be newly-issued shares or shares that MGE Energy has purchased in the open market for resale to participants in the Stock Plan. All sales are covered by a shelf registration statement that MGE Energy filed with the SEC. During the period from March 2005 to early June 2006, MGE Energy generally purchased shares in the open market for sales to Stock Plan participants. In June 2006, MGE Energy switched from purchasing shares on the open market to issuing new shares of its common stock through the Stock Plan.

At December 31, 2005, MGE Energy held $0.1 million of treasury stock that had been purchased on the open market. The cost basis of these shares was shown at December 31, 2005, as a reduction to stockholders' equity on the MGE Energy condensed consolidated financial statements. During the six months ended June 30, 2006, these shares were distributed to participants of the Stock Plan and the aforementioned $0.1 million reduction to stockholders' equity was reversed. No treasury stock was held by MGE Energy as of June 30, 2006.

For the six months ended June 30, 2006, MGE Energy issued 77,737 new shares of common stock under the Stock Plan for net proceeds of $2.3 million. For the six months ended June 30, 2005, MGE Energy issued 64,877 new shares of common stock under the Stock Plan for net proceeds of $2.3 million.

b.

Preferred Stock - MGE Energy and MGE.

MGE has 1,175,000 shares of $25 par value redeemable preferred stock (cumulative) that is authorized but unissued at June 30, 2006.

c.

Dilutive Shares Calculation - MGE Energy.

MGE Energy does not hold any dilutive securities.

d.

Accumulated Other Comprehensive Income - MGE Energy and MGE.

The accumulated other comprehensive income balance at June 30, 2006, includes the unrealized gains and losses on available-for-sale securities and certain hedging transactions. The following table illustrates the changes in Accumulated Other Comprehensive Income, net of taxes, from December 31, 2005, to June 30, 2006, for MGE Energy and MGE:

(In thousands)	MGE Energy	MGE
Balance, December 31, 2005	$195	($21)
Change in unrealized gain on available for sale securities, net of tax expense of $32 and $14, respectively	48	21
Change in unrealized gain on cash flow hedges, net of tax expense of $145	216	216
Balance, June 30, 2006	$459	$216

6.

Comprehensive Income - MGE Energy and MGE.

The reporting of other comprehensive income is required under the provisions of SFAS 130, Reporting Comprehensive Income. Total comprehensive income represents the change in equity during a period from transactions and other events and circumstances from nonowner sources. MGE Energy and MGE's total comprehensive income is:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
MGE Energy	2006	2005	2006	2005
Net income	$7,051	$5,442	$18,567	$13,657
Unrealized gain on cash flow hedges, net of tax of ($145)	216	-	216	-
Unrealized gain/(loss) on available-for-sale securities, net of tax ($5 and $67, $32 and $289)	8	(154)	48	(431)
Total comprehensive income	$7,275	$5,288	$18,831	$13,226

MGE
Net income	$4,544	$3,814	$13,636	$11,666
Unrealized gain on cash flow hedges, net of tax of ($145)	216	-	216	-
Unrealized gain/(loss) on available-for-sale securities, net of tax ($13 and $18, $14 and $47)	19	(27)	21	(70)
Total comprehensive income	$4,779	$3,787	$13,873	$11,596

7.

Investments - MGE Energy and MGE.

a.

Available for Sale Securities and Other Investments.

At June 30, 2006, MGE and MGE Energy held $0.8 million and $2.0 million of available for sale securities, respectively. These securities represent publicly traded securities and private equity investments in common stock of companies in various industries. MGE and MGE Energy account for these investments in accordance with the provisions of SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. During the six months ended June 30, 2006, MGE recorded a $0.1 million investment impairment charge. This charge represents an other-than-temporary decline in the market value of a publicly traded security.

b.

ATC.

ATC owns and operates electric transmission facilities in primarily Wisconsin. MGE received an interest in ATC when it, like other Wisconsin electric utilities, contributed its electric transmission facilities to ATC. That interest is presently held by MGE Transco, which is jointly owned by MGE and MGE Energy. See Footnote 4 for further discussion.

MGE Transco, through MGE, has a seat on the Board of Directors of ATC and has a 20% ownership interest in ATC Management, Inc. Due to MGE Transco's ability to exercise significant control over management activities, MGE Transco has accounted for this investment under the equity method of accounting. For the six months ended June 30, 2006 and 2005, MGE and MGE Transco recorded equity earnings from the investment in ATC of $2.6 million (pretax) and $2.3 million (pretax), respectively. Dividend income received from ATC was $2.0 million for the six months ended June 30, 2006, compared to $1.7  million for the six months ended June 30, 2005. MGE Transco made capital contributions of $1.3 million for the six months ended June 30, 2006. No capital contributions were made during the six months ended June 30, 2005.

On April 21, 2006, MGE Energy and MGE's Boards of Directors approved the transfer of certain assets to ATC. Namely, MGE plans to transfer transmission assets to ATC at net book value. In exchange, MGE will receive 50% in cash consideration and 50% in an investment in ATC. This transfer is subject to PSCW approval.

ATC's summarized financial data for the six months ended June 30, 2006 and 2005, is as follows:

(In thousands)
Income statement data for the six months ended June 30,	2006	2005
Operating revenues	$159,699	$144,470
Operating expenses	(84,319)	(83,766)
Other income	2,203	1,372
Interest expense, net	(19,889)	(16,879)
Net Income	$57,694	$45,197

MGE and MGE Energy's equity earnings in ATC	$2,613	$2,347

8.

Taxes - MGE Energy and MGE.

In December 2004, the FASB issued FSP No. 109-1, "Application of FASB Statement No. 109, 'Application for Income Taxes,' to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" (FSP FAS 109-1). The American Jobs Creation Act of 2004 (Act), signed into law on October 22, 2004, provided, generally, for a tax deduction, effective for taxable years beginning after December 31, 2004, for domestic manufacturing activities of up to nine percent (when fully phased-in) of the lesser of "qualified production activities income," as defined in the Act, or taxable income. FSP No. 109-1 clarified that the tax deduction for domestic manufacturing activities under the Act should be accounted for as a special deduction in accordance with SFAS 109, "Accounting for Income Taxes" (SFAS 109). MGE estimates its tax deduction for 2006 to be $0.3 million.

9.

West Campus Cogeneration Facility - MGE Energy and MGE.

a.

Construction of the Facility.

MGE Energy, through MGE Power, MGE Power West Campus, and MGE Construct, has built a natural gas-fired cogeneration facility on the UW campus. As of June 30, 2006, MGE Power West Campus had incurred $107.0 million (including capitalized interest) of costs on the project, which is reflected in Plant, Property, and Equipment on MGE Energy and MGE's consolidated balance sheets. Of this amount, $0.1 million has not yet been paid. MGE Power West Campus estimates an additional $0.7 million in capital expenditures related to water mitigation and laydown area restoration costs. MGE expects that these costs will be expended in third quarter of 2006.

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

MGE received approval from the PSCW to collect approximately $12.1 million in carrying costs incurred by MGE Power West Campus during construction of the facility. MGE is collecting these costs in rates over a period of 10 years. Of these costs, $4.1 million relates to the capitalized interest and the debt portion of the facility. These costs are recognized over the period in which the facility is being depreciated (40 years). The remaining amount of $8.0 million represents the equity portion and is recognized over the ten-year period for recovery in rates. For the six months ended June 30, 2006, and June 30, 2005, $0.5 million and $0.2 million, respectively, had been recognized as revenue. The amounts are included in other nonregulated revenues on MGE Energy's and MGE's condensed consolidated statement of income. The difference between MGE's amortization of the costs for rate-making purposes over the ten-year recovery period and the recognition to revenue for the debt portion over 40 years is recorded as a liability on the condensed consolidated balance sheets. During the six months ended June 30, 2006, MGE Power West Campus also recorded $0.1 million in nonregulated revenues related to management and demolition and removal fees.

c.

Operating Arrangement.

On April 10, 2005, acceptance testing for the steam and chilled water portion of the facility began. On this date, MGE began allocating charges to the UW based on the operating agreement. Under the provisions of this arrangement, the UW is required to reimburse MGE for their allocated portion of fuel and operating expenses. These allocations are based on formulas outlined in the operating agreement. For the six months ended June 30, 2006, and June 30, 2005, the State was allocated $1.4 million and $0.1 million, respectively, in fuel and operating costs.

10.

Elm Road - MGE Energy and MGE.

On November 4, 2005, MGE Power Elm Road acquired a 8.33% ownership interest in each of two 615 MW generating units being constructed in Oak Creek, Wisconsin. MGE Power Elm Road's estimated share of capital costs for its 8.33% ownership interest in both units is approximately $170 million. At June 30, 2006, MGE Power Elm Road had incurred $36.3  million (excluding capitalized interest) of costs on the project, which is reflected in the Construction Work In Progress balance on MGE and MGE Energy's condensed consolidated balance sheets. Of this amount, $2.8 million has not yet been paid and is accrued for at June 30, 2006.

MGE Power Elm Road calculates capitalized interest in accordance with SFAS 34, Capitalization of Interest Cost, on the Elm Road project. For the six months ended June 30, 2006, MGE Power Elm Road recorded $0.7 million in capitalized interest related to the Elm Road project.

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

MGE began collecting the carrying costs in rates in 2006. These amounts are being collected over multiple years. Of these costs, approximately $16.8 million relates to the capitalized interest and the debt portion of the facility. These costs will be recognized over the period in which the facility will be depreciated. The remaining $36.0 million represents the equity portion and is being recognized over the period recovered in rates. For the six months ended June 30, 2006, $1.9 million related to the carrying costs were recovered in rates. Of this amount, $0.6 million relates to the debt portion of the facility and was deferred on the consolidated financial statements of MGE and MGE Energy. The remaining $1.3 million represents the equity portion and was recognized as nonregulated revenues in the consolidated financial statements of MGE and MGE Energy. MGE expects to begin collecting management fees and community impact mitigation costs in rates in 2007.

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

The following table shows costs as of December 31, 2005, and changes to the asset retirement obligation and accumulated depreciation through June 30, 2006:

(In thousands)	(a) Original Asset Retirement Obligation	(b) Accumulated Accretion	(c) (a + b) Asset Retirement Obligation	(d) Accumulated Depreciation- Related Asset
Balance, December 31, 2005	$3,934	$7,882	$11,816	$1,685
Changes through June 30, 2006	-	331	331	52
Balance, June 30, 2006	$3,934	$8,213	$12,147	$1,737

Non-SFAS 143 Costs

Accumulated costs of removal that are non-SFAS 143 obligations are classified within the financial statements as regulatory liabilities. At June 30, 2006, and December 31, 2005, there were $12.6 million and $12.7 million of these costs recorded as regulatory liabilities within the financial statements, respectively. As mentioned above, as a result of the adoption of FIN 47, $5.4 million was reclassified from regulatory liabilities (recorded as non-SFAS 143 costs) to the ARO liability.

12.

Pension and Postretirement Plans - MGE.

MGE maintains qualified and nonqualified pension plans. MGE also provides health care and life insurance benefits for its retired employees. MGE has elected to recognize the cost of its transition obligation (the accumulated postretirement benefit obligation as of January 1, 1993) by amortizing it on a straight-line basis over 20 years.

a.

Net Periodic Cost.

The following table presents the components of MGE's net periodic benefit costs recognized for the three and six months ended June 30, 2006 and 2005. A portion of the net periodic benefit cost is capitalized within the Condensed Consolidated Balance Sheets.

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2006	2005	2006	2005
Components of net periodic benefit cost:
Service cost	$1,131	$944	$2,261	$1,977
Interest cost	2,159	1,754	4,318	3,671
Expected return on assets	(2,314)	(1,879)	(4,628)	(3,933)
Amortization of:
Transition obligation	61	50	122	104
Prior service cost	95	77	190	161
Actuarial gain	324	257	649	539
Net periodic benefit cost	$1,456	$1,203	$2,912	$2,519

	Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2006	2005	2006	2005
Components of net periodic benefit cost:
Service cost	$470	$430	$939	$889
Interest cost	753	662	1,505	1,369
Expected return on assets	(244)	(210)	(487)	(434)
Amortization of:
Transition obligation	107	92	214	190
Prior service cost	55	47	111	98
Actuarial gain	171	156	343	323
Net periodic benefit cost	$1,312	$1,177	$2,625	$2,435

During the six months ended June 30, 2006, a plan curtailment for MGE's bargaining pension and postretirement plans as defined in SFAS 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits had occurred. See Footnote 14 for additional discussion of the plan curtailment and the related accounting implications.

b.

Expected Cash Flows.

There are no required contributions for the 2006 plan year. However, MGE may elect to make discretionary deductible contributions. Likewise, there were no required contributions for the 2005 plan year. However, MGE elected to make a discretionary deductible contribution of $4.0 million during the six months ended June 30, 2006, related to the 2005 plan year.

c.

Changes in Postretirement Benefits for New Hires.

MGE employs 261 individuals who are covered by a collective bargaining agreement with Local Union No. 2304 of the International Brotherhood of Electrical Workers (IBEW) and 105 employees who are covered by a collective bargaining agreement with Local Union No. 39 of the Office and Professional Employees International Union (OPEIU). On May 1, 2006, both of these collective bargaining agreements expired. On May 12, 2006, the OPEIU employees ratified a new three-year labor agreement. Pursuant to this agreement, the OPEIU has agreed to a defined contribution pension plan for employees hired after December 31, 2006. MGE has not ratified their labor agreement with the IBEW as of June 30, 2006, however negotiations are on-going and the current contract has been extended until August 23, 2006.

All new nonunion employees hired after December 31, 2006, will also be enrolled in a defined contribution pension plan, rather than the defined benefit pension plan currently in place for existing nonunion employees.

13.

Commitments and Contingencies - MGE Energy and MGE.

a.

Coal and Alternate Fuel Contracts.

MGE has coal supply contracts related to the Blount plant. As of June 30, 2006, total coal commitments related to the Blount plant are estimated to be $11.4 million for 2006. Fuel procurement for MGE's jointly owned Columbia plant is handled by Alliant, the operating company. If any minimum purchase obligations must be paid under these contracts, management believes these obligations would be considered costs of service and recoverable in rates. As of June 30, 2006, MGE's share of the coal commitments for the Columbia plant are estimated to be $19.7 million in 2006, $15.5 million in 2007, $12.0 million in 2008, $4.4 million in 2009, and $2.5 million in 2010.

MGE's Blount plant also utilizes paper-derived fuel. MGE has a fixed commitment with a supplier of this alternate fuel. Commitments under this arrangement are $0.3 million in 2006, $0.3 million in 2007, and $0.3 million in 2008.

b.

Purchased Power Contracts.

MGE has several purchased power contracts to help meet future electric supply requirements. As of June 30, 2006, MGE's total commitments for purchased power contracts for capacity are estimated to be $13.5 million in 2006, $10.5 million in 2007, $9.1 million in 2008 and 2009, and $9.2 million in 2010. Management expects to recover these costs in future customer rates.

 On July 16, 2004, MGE signed a 20-year power purchase agreement with a developer for 40 MW of wind energy to be located near Waupun, Wisconsin. The developer has experienced problems with obtaining site-related permits, and construction has not yet begun. In late March 2006, the developer claimed force majeure as a result of issues associated with obtaining required approvals. As a result, the obligations associated with the power purchase agreement are presently indeterminate. Accordingly, this agreement is not reflected in the purchased power commitments figures.

On November 18, 2004, a FERC order was issued which announced a new long-term transmission pricing structure as a result of the Midwest ISO and PJM markets. This order eliminates transmission charges on neighboring systems. Charges for network transmission services will be paid to ATC, the local transmission provider. This change was effective on April 1, 2006.

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

Natural Gas Supply, Transportation, and Storage Contracts.

MGE's transportation and storage contracts require fixed monthly payments for firm supply, pipeline transportation, and storage capacity. The pricing components of the fixed monthly payments for the transportation and storage contracts are established by FERC but may be subject to change. As of June 30, 2006, these payments are estimated to be $14.6 million in 2006, $14.9 million in 2007, $14.5 million in 2008, $14.1 million in 2009, and $13.8 million in 2010. Management expects to recover these costs in future customer rates.

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

MGE is listed as a potentially responsible party for a site the EPA has placed on the national priorities Superfund list. The Lenz Oil site in Lemont, Illinois, was used for storing and processing waste oil for several years. This site requires clean up under the Comprehensive Environmental Response, Compensation and Liability Act. A group of companies, including MGE, is currently working on cleaning up the site. Management believes that its share of the final cleanup costs will not result in any materially adverse effects on MGE's operations, cash flows, or financial position. Insurance may cover a portion of the cleanup costs. Management believes that the cleanup costs not covered by insurance will be recovered in current and future rates. At June 30, 2006, MGE accrued a $0.1 million gross liability for this matter. The expected range of loss for this item is estimated to be between $0.1 million and $0.2 million.

Effective March 31, 2006, Wisconsin adopted the Energy Efficiency and Renewables Act that focuses on three areas: increasing the use of renewable energy in Wisconsin, promoting the development of renewable energy technologies, and strengthening the state's energy efficiency programs. This new legislation requires that by 2015, 10% of the state's electricity be generated from renewable resources. As part of this initiative, MGE plans to add additional renewable energy resources such as wind farms. See Footnote 13b for discussion of the wind agreement currently in place. Although MGE is seeking additional wind resources to comply with this initiative, no additional commitments exist at this time.

e.

Chattel Paper Agreement and Other Guarantees - MGE and MGE Energy.

MGE makes available to qualifying customers a financing program for purchasing and installing energy-related equipment that will provide more efficient use of utility service at the customer's property. MGE is party to a chattel paper purchase agreement with a financial institution under which it can sell or finance an undivided interest with recourse, in up to $10.0 million of the financing program receivables, until August 31, 2006. At June 30, 2006, MGE had sold an outstanding $4.8 million interest in these receivables, which MGE accounted for as a sale under SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities - A Replacement of FASB Statement No. 125. MGE retains the servicing responsibility for these receivables.

MGE maintains responsibility for collecting and remitting loan payments from customers to the financial institution and does not retain any interest in the assets sold to the financial institution. As of June 30, 2006 and 2005, MGE has recorded a servicing asset of $0.2 million and $0.2 million, respectively. In June 30, 2006 and 2005, MGE recognized gains of less than $0.1 million and $0.1 million, respectively, in connection with the sale of loan assets. The servicing asset recognized and the amount amortized for the six months ended June 30, 2006, was less than $0.1 million. The loan assets are sold to the financial institution at cost, which approximates fair value in view of their market rates of interest. During the six months ended June 30, 2006, and 2005, MGE received approximately $0.2 million and $0.1 million, respectively, from the financial institution for the sale of loan assets. During those same periods, payments of $0.5 million and $0.6 million, respectively, were made by MGE to the financial institution.

MGE would be required to perform under its guarantee if a customer defaulted on its loan. The energy-related equipment installed at the customer sites is used to secure the customer loans. The loan balances outstanding at June 30, 2006, approximate the fair value of the energy-related equipment acting as collateral. The length of the MGE guarantee to the financial institution varies from one to ten years depending on the term of the customer loan. Principal payments for the next five years on the loans are $0.4 million in 2006, $0.8 million in 2007, $0.9 million in 2008, $0.6 million in 2009, and $0.8 million in 2010.

MGE Energy also has guaranteed debt service payments on a development project. This is a three year commitment ending in 2009 with a maximum financial exposure of $0.4 million for the term of the guarantee.

f.

WCCF and Elm Road Purchase Commitments - MGE Energy.

MGE and MGE Construct entered into various contracts for the purchase of equipment and services related to the construction of WCCF. All contracts entered into by MGE have since been assigned to MGE Construct. At June 30, 2006, MGE Construct had $0.2 million of contractual obligations remaining (this includes amounts that will be charged to the State). $0.1 million of this amount has been accrued and reflected in MGE and MGE Energy's property, plant, and equipment balance and $0.1 million had been accrued and reflected as an other receivable from the State on the financial statements of MGE Energy.

MGE Power Elm Road's estimated share of capital costs for its 8.33% ownership interest in the generating units being constructed in Oak Creek, Wisconsin is approximately $170 million. Based on current forecasts, capital costs for this project will be $16.9 million in 2006 (excludes spending as of June 30, 2006), $51.0 million in 2007, $42.5 million in 2008, $20.5 million in 2009, and $3.3 million in 2010. These amounts may change as a result of modifications to the project estimate or timing differences.

14.

Restructuring Activities - MGE.

On January 19, 2006, MGE announced a plan, subject to certain conditions, that includes discontinuing coal use at the end of 2011 at Blount. The plant will continue to run on natural gas but will be reduced from its current approximate 190 MW capacity to 100 MW when coal burning is discontinued. MGE has determined that 11 nonunion and an undetermined number of union positions will be eliminated in 2011 as a result of this exit plan.

On January 19, 2006, MGE entered into severance agreements awarding the 11 nonunion employees severance benefits. MGE has accounted for these benefits in accordance with the provisions of SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. These benefits were recognized initially at the communication date based on the fair value of the liability as of the termination date and are being recognized ratably over the future service period of the employees. Less than $0.1 million of these benefits will be paid out it 2007, $0.3 million in 2008, less than $0.1 million in 2009, $0.3 million in 2010, and $0.7 million in 2011. As of June 30, 2006, severance benefits have not been awarded to the union employees and the criteria prescribed under SFAS 146 has not yet been met.

MGE anticipates full regulatory recovery of the costs associated with the discontinuance of coal at Blount As such, the severance charges for the nonunion employees have been deferred and recognized on the consolidated balance sheet of MGE Energy and MGE as a regulatory asset.

The following table presents the activity in the restructuring accrual from December 31, 2005 through June 30, 2006:

(In thousands)	Accrued severance and retention	Additional expense during the period*	Cash payments during the period	Accrued severance and retention
Balance, December 31, 2005	$-	$ -	$-	$ -
Changes through June 30, 2006	-	98	-	98
Balance, June 30, 2006	$-	$98	$-	$98

*Amounts are reflected as regulatory assets in the financial statements of MGE Energy and MGE.

The aforementioned exit plan has also resulted in a plan curtailment for MGE's bargaining pension and postretirement plans as defined in SFAS 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits. To account for this curtailment, MGE and MGE Energy recorded a $0.2 million increase to their pension liability during the six months ended June 30, 2006. MGE expects full regulatory recovery of these costs. As such, this charge was deferred and is reflected as a regulatory asset at June 30, 2006, in the consolidated financial statements of MGE and MGE Energy.

15.

Derivative and Hedging Instruments - MGE Energy and MGE.

As part of our regular operations, MGE enters into contracts, including options, swaps, futures, forwards, and other contractual commitments, to manage its exposure to interest rates, commodity prices, and gas margin. MGE evaluates its derivative contracts in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. To the extent that these contracts are derivatives, MGE assesses whether or not the normal purchases or normal sales exclusion applies. For contracts in which this exclusion can not be applied, SFAS 133 requires MGE Energy and MGE to recognize all derivatives in the consolidated balance sheets at fair value, with changes in the fair value of derivative instruments to be recorded in current earnings or deferred in accumulated other comprehensive income (loss), depending on whether a derivative is designated as, and is effective as, a hedge and depending on the type of hedge transaction.

If the derivative qualifies for regulatory deferral subject to the provisions of SFAS 71, Accounting for the Effects of Certain Types of Regulation, the derivatives are marked to fair value pursuant to SFAS 133 and are offset with a corresponding regulatory asset or liability.

As a result of the firm transmission agreements that MGE holds on transmission paths in the MISO and PJM markets, MGE has been awarded FTRs. An FTR is a financial instrument that entitles the holder to a stream of revenues or charges based on the differences in hourly day ahead energy prices between two points on the transmission grid. FTRs are used by MGE to hedge the risk of increased congestion charges. Due to the nature of these instruments, the instruments have been determined to be highly effective cash flow hedges. Changes in the fair value of these instruments that are allocable to ratepayers are accounted for under SFAS 71 as regulatory assets or liabilities and changes in the fair value of these instruments that are allocable to the shareholder, are accounted for as adjustments to accumulated other comprehensive income. At June 30, 2006, the FTRs held for the MISO and PJM markets were in an unrealized gain position of $0.7 million. Of this amount, $0.3 million was deferred on the balance sheet in accordance with the provisions of SFAS 71. The remaining $0.4 million, was recorded as an adjustment to other comprehensive income.

MGE also uses gas futures and options. These arrangements are entered into by both the electric and gas segments. The contracts are established to help stabilize the price risk associated with future gas purchases. At June 30, 2006, the cost of these instruments exceeded their net fair value by $2.4 million. This amount is comprised of a $2.5 million loss which qualifies for regulatory treatment. Accordingly, this portion of the unrealized loss was deferred in accordance with SFAS 71. This amount is offset by a $0.1 million unrealized gain that does not qualify for regulatory treatment. This amount was accounted for under the provisions of SFAS 133, and has been reflected in the consolidated income statements of MGE and MGE Energy for the six months ended June 30, 2006.

On October 17, 2005, MGE entered into a nonexchange traded weather derivative. This agreement extended from January 2006 until March 2006. This agreement had a premium of $0.1 million. Under this agreement MGE was subject to a floor and a ceiling based on forecasted heating degree days. If actual heating degree days exceed the ceiling, MGE was obligated to make a payment and if heating degree days were below the floor, MGE was entitled to receive payment. Any payment or receipt was limited to $0.6 million. MGE is accounting for the HDD Collar using the intrinsic value method pursuant to the requirements of EITF No. 99-2, Accounting for Weather Derivatives. This HDD Collar resulted in a $0.6 million gain for MGE.

In October 2004, MGE entered also into a nonexchange-traded HDD Collar. The payment or receipt under this agreement was not permitted to exceed $1.0 million (excluding premium). The term of this agreement extended from November 1, 2004, until March 31, 2005, and the premium for this weather hedge was $0.1 million. This HDD Collar resulted in a $0.1 million loss for MGE.

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

MGE reports on a net basis transactions on the MISO and PJM markets in which it buys and sells power within the same period to meet electric energy delivery requirements. This treatment resulted in a $65.5 million and $31.6 million reduction to sales for resale and purchased power expense for the six months ended June 30, 2006 and 2005, respectively.

17.

Rate Matters - MGE Energy and MGE.

a.

Rate proceedings.

On June 30, 2006, MGE filed a limited scope rate case reopener of its current electric rates with the PSCW. The application included an update to MGE's electric fuel costs monitored under the fuel rules, an updated estimate of the 2007 Elm Road carrying costs, and a request for extended escrow treatment for ATC-related transmission costs through December 31, 2007. Additionally, in this application MGE reserved the right to amend its application to request an adjustment to its 2007 revenue requirement. This amendment could be requested for costs associated with the participation in a wind generation project, if the terms and conditions of such project are finalized. If approved by the PSCW, the net effect of the requested changes would result in a 1.34% increase, on average, in retail electric rates.

On December 12, 2005, the PSCW authorized MGE to increase 2006 electric revenues by $35.9 million and to increase gas revenues by $3.8 million. The increase to electric revenues is intended to cover increased fuel and purchased power costs and the costs of additional facilities needed to meet the rising electric and gas needs of our customers. $3.8 million of the increase in electric revenues relates to the recovery of the carrying costs for Elm Road.

On December 21, 2004, the PSCW authorized MGE to increase 2005 electric revenues by $27.4 million and to decrease 2005 gas revenues by $4.2 million. The increase to electric revenues was for the purpose of covering rising fuel costs, commercial operation of WCCF, and increased transmission expenses.

b.

Fuel rules.

On May 25, 2006, the PSCW amended its interim order approving the stipulation entered into on April 21, 2006, by MGE, the Citizens Utility Board (CUB), and the Wisconsin Industrial Energy Group (WIEG). This amended interim order provides for a $0.00454 per kWh credit based on an average cost of fuel. This average cost was calculated by using actual fuel costs for January through March 2006, revised estimated fuel costs for April through July 2006, and the fuel cost forecasts in MGE's latest rate order for August through December 2006. MGE's forecasted fuel costs for April through July 2006 were based on the NYMEX futures contract prices for natural gas as of April 13, 2006. This amended interim order also modifies the fuel monitoring range. Pursuant to this revised range, MGE can apply for a fuel surcharge or may be required to make a refund to its customers in the form of a credit in the event that actual fuel costs are outside a range 2% higher or lower than those costs authorized by the PSCW. This new range does not supercede the PSCW's earlier determination that any over collection of 2006 monitored fuel cost incurred after March 8, 2006, are subject to refund with interest at 11%.

Prior to this amended interim order, under fuel rules effective January 1, 2006, MGE could apply for a fuel surcharge if its actual electric fuel costs exceeded 102% of the electric fuel costs allowed in its latest rate order. Conversely, MGE could have been required to provide a fuel credit to its customers if actual electric fuel costs were less than 99.5% of the electric fuel costs allowed in that order.

Based on the results for the month ended January 31, 2006, on March 9, 2006, the PSCW issued an interim order for a fuel credit of $0.00069 per kilowatt-hour. This credit is being provided to customers via reduced electric rates from March 9, 2006, through December 31, 2006, and is included in the $0.00454 per kWh amended interim order mentioned above. In the March 9, 2006, interim order the PSCW also stated that MGE's electric rates set in the final order are subject to refund, together with interest at 11%, pending a full review of MGE's 2006 actual electric fuel costs. As a result of a decrease in electric fuel costs during the six months ended June 30, 2006, as compared to those in its latest rate order, MGE recorded $10.0 million reduction to other electric revenues reflecting its estimated obligation under the refund provision and interim credit.

At June 30, 2006, a short-term regulatory liability of $8.4 million is included in the consolidated balance sheet of MGE and MGE Energy as a result of the aforementioned interim orders ($5.9 million) and subject to refund provision ($2.5 million). During the six months ended June 30, 2006, $1.6 million had been credited to electric customers.

On August 10, 2004, the PSCW reopened MGE's then current rate docket for the limited purposes of determining whether a fuel credit was due for 2004 under the fuel rules. On September 30, 2004, MGE filed an application to decrease electric rates for 2004 by $0.0025 per kWh, reflecting its view of the credit due customers under the fuel rules. This amount was subsequently revised to $0.00275 per kWh. Based upon these filings, MGE recorded a reduction in electric revenues to reflect the fuel rules refund in the amount of $3.4 million for 2004, of which $1.8 million was refunded on customers' bills during 2004, and $1.6 million was refunded to customers in January 2005.

18.

New Accounting Pronouncements.

SFAS 156

In March 2006, the FASB issued SFAS 156, Accounting for Servicing of Financial Assets, an amendment of SFAS 140. SFAS 156 simplifies the accounting for servicing rights and reduces the volatility that results from the use of different measurement attributes for servicing rights and the related financial instruments used to economically hedge risks associated with those servicing rights. SFAS 156 also clarifies when to separately account for servicing rights, requires these rights to be initially measured at fair value, and provides the option to subsequently account for those servicing rights (by class) at either fair value or under the amortization method previously required under SFAS 140. SFAS 156 is effective for the fiscal year beginning after September 15, 2006. Early adoption is permitted as of the beginning of the entity's fiscal year. MGE will not early adopt this statement. As such, this statement will be adopted on January 1, 2007. MGE Energy and MGE do not expect this statement to have a material impact on their respective consolidated financial statements.

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

EITF 06-03

At its June 28, 2006, meeting, the FASB ratified the consensus reached by the EITF on EITF Issue 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation). The scope of this Issue includes taxes that are externally imposed on a revenue producing transaction between a seller and a customer. The EITF concluded that a company should disclose its accounting policy (i.e., gross or net presentation) regarding presentation of such taxes. If taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. This Issue is effective for the first annual or interim reporting period beginning after December 15, 2006. MGE and MGE Energy record such taxes on a net basis. MGE and MGE Energy do not expect this statement to have any impact on its consolidated financial statements.

FIN 48

In June 2006, the FASB released FIN 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Under the Interpretation, the financial statements will reflect expected future tax consequences of such positions presuming the tax authorities' full knowledge of the position and relevant facts, but without considering time values. This interpretation is effective for annual periods beginning after December 15, 2006. Accordingly, MGE expects to adopt FIN 48 on January 1, 2007. MGE is currently reviewing this statement to determine the effects on its financial statements.

19.

Segment Information - MGE Energy and MGE.

Prior to 2005, MGE Energy operated in three business segments: electric utility operations, gas utility operations, and nonregulated. As of December 31, 2005, MGE Energy added segments for nonregulated energy operations, transmission investments, and all other nonregulated operations. All prior year segment data has been re-presented to conform with the current year presentation and segment break out.

The electric utility business purchases, generates and distributes electricity, and contracts for transmission service. The gas utility business purchases and distributes natural gas and contracts for the transportation of natural gas. Both the electric and gas segments operate through MGE Energy's principal subsidiary MGE.

The nonregulated energy operations are conducted through MGE Energy's subsidiaries: MGE Power, MGE Power West Campus, and MGE Power Elm Road. These subsidiaries have been formed to construct, own and lease new electric generating capacity. MGE Power West Campus owns a controlling interest in the electric generation plant of the natural gas-fired cogeneration facility on the UW campus, which is leased to MGE, and MGE Power Elm Road has an undivided 8.33% ownership interest in each of two 615 MW generating units being constructed in Oak Creek, Wisconsin. When these units are completed, MGE Power Elm Road's portion will also be leased to MGE.

The transmission investment segment invests in ATC, a company that provides electric transmission services primarily in Wisconsin. This segment includes MGE Transco. See Footnote 7 to the Consolidated Financial Statements for further discussion of MGE Transco and the investment in ATC.

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

The following tables show segment information for MGE Energy's operation for the indicated periods:

(In thousands)
MGE Energy Three months ended June 30, 2006	Electric	Gas	Non- regulated Energy	Transmission Investment	All Others	Consolidation/ Elimination Entries	Consolidated Total
Operating revenues	$75,441	$23,358	$ 922	$ -	$ -	$ -	$99,721
Interdepartmental revenues	131	2,026	3,714	-	-	(5,871)	-
Total operating revenues/(loss)	75,572	25,384	4,636	-	-	(5,871)	99,721
Depreciation and amortization	(5,049)	(2,075)	(680)	-	-	-	(7,804)
Other operating expenses	(59,308)	(24,486)	(14)	(2)	(139)	5,871	(78,078)
Operating income/(loss)	11,215	(1,177)	3,942	(2)	(139)	-	13,839
Other income/(loss)	68	(44)	-	1,315	-	-	1,339
Interest income/(expense), net	(2,501)	(706)	(781)	-	120	-	(3,868)
Income/(loss) before taxes	8,782	(1,927)	3,161	1,313	(19)	-	11,310
Income tax benefit/(provision)	(3,308)	840	(1,269)	(527)	5	-	(4,259)
Net income/(loss)	$ 5,474	$(1,087)	$1,892	$ 786	$(14)	$ -	$ 7,051

(In thousands)
MGE Energy Three months ended June 30, 2005	Electric	Gas	Non- regulated Energy	Transmission Investment	All Others	Consolidation/ Elimination Entries	Consolidated Total
Operating revenues	$73,637	$26,111	$ 151	$ -	$568	$ -	$100,467
Interdepartmental revenues	115	5,066	2,679	-	-	(7,860)	-
Total operating revenues/(loss)	73,752	31,177	2,830	-	568	(7,860)	100,467
Depreciation and amortization	(4,894)	(2,012)	(502)	-	-	-	(7,408)
Other operating expenses	(59,850)	(30,062)	(64)	-	(131)	7,790	(82,317)
Operating income/(loss)	9,008	(897)	2,264	-	437	(70)	10,742
Other income/(loss)	(7)	(7)	-	1,195	-	-	1,181
Interest income/(expense), net	(2,208)	(611)	(404)	-	(5)	-	(3,228)
Income/(loss) before taxes	6,793	(1,515)	1,860	1,195	432	(70)	8,695
Income tax benefit/(provision)	(2,439)	564	(748)	(480)	(175)	25	(3,253)
Net income/(loss)	$ 4,354	$(951)	$1,112	$ 715	$257	$(45)	$ 5,442

(In thousands)
MGE Energy Six months ended June 30, 2006	Electric	Gas	Non- regulated Energy	Transmission Investment	All Others	Consolidation/ Elimination Entries	Consolidated Total
Operating revenues	$147,994	$108,467	$1,845	$ -	$ -	$ -	$258,306
Interdepartmental revenues	245	7,805	7,473	-	-	(15,523)	-
Total operating revenues/(loss)	148,239	116,272	9,318	-	-	(15,523)	258,306
Depreciation and amortization	(10,019)	(4,140)	(1,366)	-	-	-	(15,525)
Other operating expenses	(121,044)	(102,238)	(80)	(4)	(240)	15,523	(208,083)
Operating income/(loss)	17,176	9,894	7,872	(4)	(240)	-	34,698
Other income/(loss)	378	43	-	2,613	3	-	3,037
Interest income/(expense), net	(5,090)	(1,436)	(1,440)	-	268	-	(7,698)
Income/(loss) before taxes	12,464	8,501	6,432	2,609	31	-	30,037
Income tax benefit/(provision)	(4,543)	(3,279)	(2,582)	(1,048)	(18)	-	(11,470)
Net income/(loss)	$ 7,921	$ 5,222	$3,850	$1,561	$13	$ -	$ 18,567

(In thousands)
MGE Energy Six months ended June 30, 2005	Electric	Gas	Non- regulated Energy	Transmission Investment	All Others	Consolidation/ Elimination Entries	Consolidated Total
Operating revenues	$137,517	$100,458	$ 151	$ -	$1,250	$ -	$239,376
Interdepartmental revenues	213	7,382	2,679	-	-	(10,274)	-
Total operating revenues/(loss)	137,730	107,840	2,830	-	1,250	(10,274)	239,376
Depreciation and amortization	(9,582)	(3,949)	(502)	-	-	-	(14,033)
Other operating expenses	(114,695)	(94,683)	(70)	-	(240)	10,149	(199,539)
Operating income/(loss)	13,453	9,208	2,258	-	1,010	(125)	25,804
Other income/(loss)	73	2	-	2,347	3	-	2,425
Interest income/(expense), net	(4,398)	(1,240)	(404)	-	(4)	-	(6,046)
Income/(loss) before taxes	9,128	7,970	1,854	2,347	1,009	(125)	22,183
Income tax benefit/(provision)	(3,255)	(3,219)	(746)	(942)	(408)	44	(8,526)
Net income/(loss)	$ 5,873	$ 4,751	$1,108	$1,405	$ 601	$ (81)	$ 13,657

The following tables show segment information for MGE's operation for the indicated periods:

MGE Three months ended June 30, 2006	Electric	Gas	Non- regulated Energy	Transmission Investment	All Others	Consolidation/ Elimination Entries	Consolidated Total
Operating revenues	$75,441	$23,358	$ 922	$ -	$ -	$ -	$99,721
Interdepartmental revenues	131	2,026	3,714	-	-	(5,871)	-
Total operating revenues/(loss)	75,572	25,384	4,636	-	-	(5,871)	99,721
Depreciation and amortization	(5,049)	(2,075)	(680)	-	-	-	(7,804)
Other operating expenses*	(62,559)	(23,630)	(1,283)	(2)	-	5,871	(81,603)
Operating income/(loss)*	7,964	(321)	2,673	(2)	-	-	10,314
Other income/(loss)*	11	(60)	-	788	-	(1)	738
Interest income/(expense), net	(2,501)	(706)	(781)	-	-	-	(3,988)
Income/(loss) before minority interest	5,474	(1,087)	1,892	786	-	(1)	7,064
Minority interest, net of tax	-	-	-	-	-	(2,520)	(2,520)
Net income/(loss)	$ 5,474	$(1,087)	$1,892	$786	$ -	$(2,521)	$ 4,544

MGE Three months ended June 30, 2005	Electric	Gas	Non- regulated Energy	Transmission Investment	All Others	Consolidation/ Elimination Entries	Consolidated Total
Operating revenues	$73,637	$26,111	$ 151	$ -	$ -	$ -	$99,899
Interdepartmental revenues	115	5,066	2,679	-	-	(7,860)	-
Total operating revenues/(loss)	73,752	31,177	2,830	-	-	(7,860)	99,899
Depreciation and amortization	(4,894)	(2,012)	(502)	-	-	-	(7,408)
Other operating expenses*	(62,394)	(29,455)	(812)	-	-	7,834	(84,827)
Operating income/(loss)*	6,464	(290)	1,516	-	-	(26)	7,664
Other income/(loss)*	98	(50)	-	715	-	78	841
Interest income/(expense), net	(2,208)	(611)	(404)	-	-	(78)	(3,301)
Income/(loss) before minority interest	4,354	(951)	1,112	715	-	(26)	5,204
Minority interest, net of tax	-	-	-	-	-	(1,390)	(1,390)
Net income/(loss)	$ 4,354	$ (951)	$1,112	$715	$ -	$(1,416)	$ 3,814

MGE Six months ended June 30, 2006	Electric	Gas	Non- regulated Energy	Transmission Investment	All Others	Consolidation/ Elimination Entries	Consolidated Total
Operating revenues	$147,994	$108,467	$1,845	$ -	$ -	$ -	$258,306
Interdepartmental revenues	245	7,805	7,473	-	-	(15,523)	-
Total operating revenues/(loss)	148,239	116,272	9,318	-	-	(15,523)	258,306
Depreciation and amortization	(10,019)	(4,140)	(1,366)	-	-	-	(15,525)
Other operating expenses*	(125,395)	(105,463)	(2,662)	(4)	-	15,523	(218,001)
Operating income/(loss)*	12,825	6,669	5,290	(4)	-	-	24,780
Other income/(loss)*	186	(11)	-	1,565	-	(23)	1,717
Interest income/(expense), net	(5,090)	(1,436)	(1,440)	-	-	-	(7,966)
Income/(loss) before minority interest	7,921	5,222	3,850	1,561	-	(23)	18,531
Minority interest, net of tax	-	-	-	-	-	(4,895)	(4,895)
Net income/(loss)	$ 7,921	$ 5,222	$3,850	$1,561	$ -	$(4,918)	$ 13,636

MGE Six months ended June 30, 2005	Electric	Gas	Non- regulated Energy	Transmission Investment	All Others	Consolidation/ Elimination Entries	Consolidated Total
Operating revenues	$137,517	$100,458	$ 151	$ -	$ -	$ -	$238,126
Interdepartmental revenues	213	7,382	2,679	-	-	(10,274)	-
Total operating revenues/(loss)	137,730	107,840	2,830	-	-	(10,274)	238,126
Depreciation and amortization	(9,582)	(3,949)	(502)	-	-	-	(14,033)
Other operating expenses*	(118,025)	(97,855)	(816)	-	-	10,193	(206,503)
Operating income/(loss)*	10,123	6,036	1,512	-	-	(81)	17,590
Other income/(loss)*	148	(45)	-	1,405	-	-	1,508
Interest income/(expense), net	(4,398)	(1,240)	(404)	-	-	-	(6,042)
Income/(loss) before minority interest	5,873	4,751	1,108	1,405	-	(81)	13,056
Minority interest, net of tax	-	-	-	-	-	(1,390)	(1,390)
Net income/(loss)	$ 5,873	$ 4,751	$1,108	$1,405	$ -	$(1,471)	$ 11,666

*Amounts are shown net of the related tax expense, consistent with the presentation on the consolidated MGE Income Statement.

The following table shows segment information for MGE Energy's and MGE's assets and capital expenditures:

(In thousands) MGE Energy	Electric	Gas	Assets not Allocated	Nonregulated Energy	Transmission Investment	All Others	Consolidation/ Elimination Entries	Total
Assets:
June 30, 2006	$549,043	$189,930	$20,865	$154,171	$37,204	$279,584	($329,090)	$901,707
December 31, 2005	533,896	233,139	21,013	143,101	35,239	276,565	(326,046)	916,907
Capital Expenditures:
Six months ended June 30, 2006	21,007	3,591	-	13,499	-	-	-	38,097
Year ended December 31, 2005	40,340	10,264	-	35,167	-	-	-	85,771

MGE
Assets:
June 30, 2006	$549,043	$189,930	$20,865	$153,921	$37,204	$ -	($47,946)	$903,017
December 31, 2005	533,896	233,139	21,013	142,875	35,239	-	(52,366)	913,796
Capital Expenditures:
Six months ended June 30, 2006	21,007	3,591	-	13,499	-	-	-	38,097
Year ended December 31, 2005	40,340	10,264	-	35,167	-	-	-	85,771

MGE Energy asset consolidation/elimination entries at June 30, 2006, include the following:

(In thousands)	Six months ended June 30, 2006
Parent investment in affiliate subsidiaries	$267,957
Netting of tax positions	3,392
Affiliate receivables related to WCCF	11,549
Affiliate receivables related to Elm Road	34,861
Elimination of deferred charges related to WCCF	10,660
Elimination of deferred charges related to Elm Road	476
Misc. affiliate receivables	195
Total MGE Energy asset consolidation/elimination entries	$329,090

MGE asset consolidation/elimination entries at June 30, 2006, include the following:

(In thousands)	Six months ended June 30, 2006
MGE investment in MGE Transco	$34,345
Netting of tax positions	1,693
Elimination of deferred charges related to WCCF	10,660
Elimination of deferred charges related to Elm Road	476
Affiliate receivables related to Elm Road	369
Misc. affiliate receivables and other	403
Total MGE asset consolidation/elimination entries	$47,946

20.

Subsequent Events- MGE Energy and MGE.

a.

ATC Capital Contribution-MGE Energy and MGE.

On July 31, 2006, MGE Transco made a $0.6 million capital contribution to ATC. Additionally, on July 27, 2006, a contractual arrangement was consummated which transfers the title of approximately $1.5 million in transmission assets to ATC. In exchange, MGE will receive 50% in cash consideration and 50% as an investment in ATC. This transfer is subject to PSCW approval.

MGE will transfer this investment to MGE Transco in exchange for an additional ownership interest in this entity. See footnote 7 for discussion of the accounting of MGE Transco's investment in ATC and footnote 4 for discussion of MGE's accounting for their investment in MGE Transco.

b.

Retirement of a Principal Officer.

On August 7, 2006, Mark T. Maranger, Senior Vice President of Electric and Gas Operations, formally notified the Company that he will be retiring on December 31, 2006.

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

Our nonregulated energy operations have been formed to lease and own new electric generating capacity. Our nonregulated energy operations relate principally to the leasing of the cogeneration project on the UW-Madison campus. The WCCF facility began producing electricity on April 26, 2005. The nonregulated energy operations relating to this cogeneration plant are included in MGE's consolidated financial statements as a result of the accounting requirements of FIN 46R. On November 4, 2005, MGE Power Elm Road finalized an agreement to acquire an undivided 8.33% ownership interest in each of two 615 MW generating units being constructed in Oak Creek, Wisconsin. This entity is also included in the nonregulated energy operations segment. All of these operations are included in MGE's consolidated financial statements as a result of the accounting requirements of FIN 46R.

The transmission investment segment consists of our investment in ATC. Our all other segments include corporate operations and services and certain construction services.

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

Results of Operations

Executive Summary - MGE Energy and MGE

For the three months ended June 30, 2006, our earnings were $7.1 million or $0.34 per share compared to $5.4 million or $0.27 per share for the same period in the prior year. For the six months ended June 30, 2006, our earnings were $18.6 million or $0.91 per share compared to $13.7 million or $0.67 per share for the same period in the prior year.

During the three and six month period, our utility operations experienced an increase in electric revenues of $1.8 million and $10.5 million, respectively. These increases are attributable to an increase in rates that became effective in January 2006. The aforementioned increase was partially offset by a reduction in sales for resale, retail volumes, and other electric revenues. The increase in rates was implemented to cover forecasted increases in fuel costs and the costs of additional facilities, including MGE Power Elm Road and MGE Power West Campus. The rates effective January 2006, were subsequently reduced by $0.00454 per kWh pursuant to an amended interim order approved by the PSCW on May 25, 2006. See below for further discussion.

For the three and six months ended June 30, 2006, fuel used for electric generation decreased $5.2 million and $4.0 million, or 36.4% and 16.3%, respectively, compared to the three and six months ended June 30, 2005. These decreases are attributable to decreases in the per-unit cost of fuel and decreases in the volume of internal generation. During these same periods, purchased power expense increased by $2.0 million or 11.4%, and $1.8 million or 4.5%, respectively. These increases are attributable to increases in the volume of purchased power, slightly offset by decreases in the per-unit cost of purchased energy.

Under the fuel rules effective January 1, 2006, MGE might have to provide a fuel credit or refund to its customers if actual electric costs are less than 99.5% of the electric fuel costs in its latest order. As a result of lower actual fuel costs for the month ended January 31, 2006, the PSCW issued an interim order implementing a $0.00069 per kWh fuel credit based on actual January fuel costs and instituted a subject to refund provision. As a result of a continued decrease in actual fuel costs, (from those included in MGE's most recent rate order), on May 25, 2006, the PSCW approved an amended interim order. Based on revised average fuel costs, the fuel credit was increased to $0.00454 per kWh. This revised credit was effective on May 25, 2006. The average fuel costs used to determine this credit are based upon actual fuel costs for January through March 2006, revised estimated fuel costs for April through July 2006, and the fuel costs forecasted in MGE's latest rate order for August through December 2006. The revised fuel costs for April through July are based upon the NYMEX futures contract prices for natural gas as of April 13, 2006. MGE estimates that this credit will reduce electric revenues from July through December 2006 by $7.7 million. This amended interim order also modifies the PSCW fuel rules monitoring range to plus or minus 2%. However, electric rates during this period will continue to be subject to refund pursuant to the March 9, 2006, PSCW interim order.

During the three months ended June 30, 2006, gas revenues decreased $2.8 million. This decrease is a result of lower costs of gas and decreased retail volumes. During this period, natural gas purchased decreased $3.3 million primarily due to a 13.7% per unit decrease in natural gas prices.

During the six months ended June 30, 2006, gas revenues increased $8.0 million. This increase is due to higher costs of gas and higher revenues as a result of GCIM. These increases were slightly offset by a decrease in retail and transportation sales. For the three months ended June 30, 2006, natural gas purchased expense increased $6.4 million or 9.0%, largely due to higher natural gas prices.

Operation and maintenance expenses increased for both the three and six month periods ended June 30, 2006, due to higher gas and electric general and administrative expenses. For instance, the provision for doubtful accounts for the six months ended June 30, 2006, increased $1.3 million, compared to the provision during the same period in the prior year. This increase is largely attributable to higher electric and gas rates. Increases in electric transmission and distribution costs have also contributed to the increase in operations and maintenance expenses.

Three Months Ended June 30, 2006, and June 30, 2005

Electric Utility Operations

Electric sales and revenues

The following table compares MGE's electric retail revenues and electric kWh sales by customer class for each of the periods indicated:

	Revenues			Sales
	Three Months Ended June 30,			Three Months Ended June 30,
(In thousands)	2006	2005	% Change	2006	2005	% Change
Residential	$24,881	$23,176	7.4%	178,665	185,884	(3.9%)
Commercial	41,922	36,121	16.1%	433,434	430,886	0.6%
Industrial	5,199	5,376	(3.3%)	78,728	89,990	(12.5%)
Other - retail/municipal	6,922	5,783	19.7%	94,288	91,137	3.5%
Total retail	78,924	70,456	12.0%	785,115	797,897	(1.6%)
Sales for resale	575	3,013	(80.9%)	10,455	45,125	(76.8%)
Other revenues	(4,058)	168	(2515.5%)	-	-	-
Total	$75,441	$73,637	2.4%	795,570	843,022	(5.6%)

Electric operating revenues were up $1.8 million and or 2.4% for the three months ended June 30, 2006, due to the following:

(In millions)	Three Months Ended June 30, 2006
Rate changes	$9.5
Volume	(1.1)
Sales for resale	(2.4)
Other revenues	(4.2)
Total	$1.8

•

Rates. On December 12, 2005, the PSCW authorized MGE to increase 2006 electric revenue by $35.9 million to cover rising fuel and purchased power costs and the cost of additional facilities needed to meet the rising electric needs of MGE's customers.

On March 9, 2006, the PSCW approved an interim fuel credit to reduce electric rates by $0.00069 per kWh as a result of lower January fuel costs than those in MGE's latest rate order. This credit was applied to rates as of March 9, 2006. Additionally, on May 25, 2006, the PSCW approved a stipulation filed by MGE. Under this stipulation, the interim credit was increased to $0.00454 per kWh. The aforementioned credits resulted in a $1.5 million reduction to rates for the three months ended June 30, 2006.

•

Volume. During the three months ended June 30, 2006, there was a 1.6% decrease in total retail sales volumes when compared to the same period in the prior year. This decrease is attributable to a 37.5% decrease in the number of cooling degree days.

•

Sales for resale. For the three months ended June 30, 2006, sales for resale decreased $2.4 million when compared to the same period in the prior year. This decrease is attributable to decreased sales for resale activity due to the MISO market.

MGE has recorded transactions on the MISO and PJM market, in which it is buying and selling power within the same period to meet its electric energy delivery requirements, on a net basis resulting in a $33.7 million and $30.6 million adjustment to sales for resale and purchased power expense for the three months ended June 30, 2006, and June 30, 2005, respectively.

•

Other Revenues. Other electric revenues decreased $4.2 million for the three months ended June 30, 2006, compared to the same period in the prior year. During the three months ended June 30, 2006, MGE recorded a $4.8 million reduction to other electric revenues to account for the effects of the fuel credits described above under "Rates." $1.5 million of this amount was subsequently reversed as the amount was provided to customers via reduced rates during the three month period.

During the three months ended June 30, 2006, MGE recovered in electric rates carrying costs on WCCF and Elm Road. MGE recorded a $1.3 million adjustment to other electric revenues to eliminate the recognition of revenue related to these costs in the electric segment as revenue related to these carrying costs is recorded by MGE Power Elm Road and MGE Power West Campus (see discussion of these revenues in the "nonregulated operations revenue" section). During the three months ended June 30, 2005, a $0.1 million adjustment to other electric revenue was also recorded to eliminate the recognition of revenue related to WCCF.

Electric fuel and purchased power

The expense for fuel used for electric generation decreased $5.2 million or 36.4% during the three months ended June 30, 2006, compared to the same period in the prior year. This decrease is due to a decrease in fuel costs between the two periods ($2.5 million), and a decrease in internal generation ($2.7 million).

Conversely, purchased power expense increased $2.0 million or 11.4% during the three months ended June 30, 2006, compared to the same period in the prior year. This increase in expense reflects a $2.3 million or 12.8% increase in the volume of purchased power, offset by a $0.3 million or 1.4% decrease in the per-unit cost of purchased energy.

MGE has recorded transactions on the PJM and MISO markets in which it is buying and selling power within the same period to meet its electric energy delivery requirements on a net basis. This treatment resulted in a $33.7 million and $30.6 million adjustment to purchase power expense for the three months ended June 30, 2006, and June 30, 2005, respectively.

Electric operating expenses

Electric operating expenses increased $2.0 million during the three months ended June 30, 2006, compared to the same period in 2005. The following changes contributed to the net change for 2006:

(In millions)	Three Months Ended June 30, 2006
Increased rent expense (a)	$1.0
Decreased production costs	(0.2)
Increased distribution costs	0.1
Increased other general and administrative expenses	0.7
Increased customer services, promotions, and account costs	0.4
Total electric operating expenses	$2.0

(a)

This increase relates to the leasing arrangement between MGE and MGE Power West Campus. In accordance with the terms of this leasing arrangement, the electric segment recorded $3.7 million and $2.7 million in rent expense for the three months ended June 30, 2006, and June 30, 2005, respectively. Upon consolidation, these amounts are eliminated. Note that this lease did not commence until April 26, 2005.

Electric maintenance expense

For the three months ended June 30, 2006, electric maintenance expense remained consistent between the two periods.

Electric depreciation expense

Depreciation expense at the electric segment increased by $0.2 million for the three months ended June 30, 2006, when compared to the same period in the prior year. This increase is related to higher levels of electric assets.

Gas Utility Operations

Gas deliveries and revenues

The following table compares MGE's gas retail revenues and gas delivered by customer class during each of the three months ended June 30:

	Revenues			Deliveries
	Three Months Ended June 30,			Three Months Ended June 30,
(In thousands)	2006	2005	% Change	2006	2005	% Change
Residential	$12,850	$14,450	(11.1%)	10,592	11,520	(8.1%)
Commercial/industrial	9,424	10,786	(12.6%)	11,054	11,718	(5.7%)
Total retail	22,274	25,236	(11.7%)	21,646	23,238	(6.9%)
Gas transportation	548	545	0.6%	7,216	7,443	(3.0%)
Other revenues	536	330	62.4%	-	-	-
Total	$23,358	$26,111	(10.5%)	28,862	30,681	(5.9%)
Heating degree days (normal 852)				710	714	(0.6%)

Gas revenues decreased $2.8 million or 10.5% for the three months ended June 30, 2006. These changes are related to the following factors:

(In millions)	Three Months Ended June 30, 2006
Gas costs/rates	($1.3)
Gas deliveries	(1.7)
Transportation and other effects	0.2
Total	($2.8)
Average rate per therm of residential customers	$1.03

•

Gas costs/rates. The average retail rate per therm for the three months ended June 30, 2006, decreased 5.5% compared to the same period in 2005. This decrease is primarily a result of reduced natural gas costs.

•

Retail gas deliveries. The 6.9% decrease in retail gas deliveries for the three months ended June 30, 2006, was mainly a result of conservation measures taken by retail customers in response to an increase in gas costs.

•

Transportation and other revenues. Other revenues increased a total of $0.2 million due to increased income from the GCIM and other miscellaneous decreases. For the three months ended June 30, 2006, as a result of certain opportunity sales, additional income was earned under the capacity incentive mechanism.

Natural gas purchased

For the three months ended June 30, 2006, natural gas purchased decreased by $3.3 million. The decrease in the natural gas purchased was the result of a 13.7% decrease in the market price of natural gas ($2.2 million) and a decrease in the volume of gas purchased ($1.1 million).

Gas operating expenses

Gas operating expenses increased $0.9 million for the three months ended June 30, 2006, compared to the same period a year ago. The following changes contributed to the net change in gas operating expense for the year:

(In millions)	Three Months Ended June 30, 2006
Increased production costs	$0.1
Increased customer services, promotions, account costs	0.3
Increased other administrative and general expenses	0.5
Total gas operating expenses	$0.9

Gas maintenance expense

Gas maintenance expense decreased by $0.1 million for the three months ended June 30, 2006, compared to the same period in the prior year. This decrease relates to decreases in distribution maintenance projects.

Gas depreciation expense

Gas depreciation expense increased $0.1 million for the three months ended June 30, 2006, compared to the same period in the prior year. This increase is due to an increase in gas plant assets. At June 30, 2006, gross gas plant assets were $255.7 million, compared to $246.7 million at June 30, 2005.

Other Income (Loss)

During the three months ended June 30, 2006, the gas and electric segments recognized a total of $0.1 million in AFUDC-equity. This income was offset by $0.1 million in miscellaneous expenses.

For the three months ended June 30, 2005, the gas and electric segments recognized a total of $0.1 million in AFUDC-equity funds and $0.1 million in miscellaneous income.

Interest Expense

For the three months ended June 30, 2006, total interest expense for the electric and gas segments increased $0.4 million when compared to the same period in the prior year. For the three months ended June 30, 2006, there was a $0.3 million increase in interest expense on short-term debt at the electric and gas segments as a result of increased levels of short-term debt and a $0.1 million increase in interest expense on long-term debt at the electric and gas segments.

Nonregulated Energy Operations

Nonregulated Energy operating revenues

Operating revenues from nonregulated energy operations increased $1.8 million for the three months ended June 30, 2006, when compared to the same period in the prior year. These amounts include $3.7 million and $2.7 million, respectively, in interdepartmental revenues related to a leasing arrangement between MGE and MGE Power West Campus which commenced on April 26, 2005. Upon consolidation, these interdepartmental revenues are eliminated.

Also included in operating revenues is the recognition of revenues related to the carrying costs for MGE Power West Campus and MGE Power Elm Road (2006 only). MGE received approval from the PSCW to collect approximately $12.1 million in carrying costs incurred by MGE Power West Campus during construction of the WCCF facility. MGE is collecting these costs in rates over a period of ten years. A portion of this amount is being recognized over the period recovered in rates and a portion is being recognized over the period in which the facility is being depreciated (40 years). For the three months ended June 30, 2006, and June 30, 2005, MGE Power West Campus recognized $0.2 million related to carrying costs on the WCCF. Additionally, for the three months ended June 30, 2006, and June 30, 2005, MGE Power West Campus recorded $0.1 million and less than $0.1 million in revenues related to management and demolition and removal fees, respectively.

MGE also received approval from the PSCW to collect approximately $52.8 million in carrying costs expected to be incurred by MGE Power Elm Road during construction of the Elm Road project. A portion of this amount is being recognized over the period recovered in rates ($36.0 million) and a portion is being deferred and will be recognized over the period in which the facility is depreciated ($16.8 million). For the three months ended June 30, 2006, MGE Power Elm Road recognized $0.6 million related to carrying costs on the Elm Road project.

Nonregulated Energy operations and maintenance expense

For the three months ended June 30, 2006, other operations and maintenance expense decreased $0.1 million when compared to the same period in the prior year. This decrease is primarily related to lower administrative and general expenses at MGE Power West Campus.

Nonregulated Energy depreciation expense

Depreciation expense began when the WCCF commenced operation on April 26, 2005. Depreciation expense for the three months ended June 30, 2006, was $0.7 million compared to $0.5 million for the three months ended June 30, 2005.

Nonregulated Energy interest expense, net

For the three months ended June 30, 2006, interest expense, net at the nonregulated energy operations segment increased $0.4 million compared to the same period in the prior year. Interest expense at the nonregulated energy segment for the three months ended June 30, 2006, represents interest expense incurred on the long-term borrowings at MGE Power West Campus. On September 30, 2003, MGE Power West Campus issued $30.0 million of 5.68% senior secured notes maturing September 25, 2033 and on October 27, 2005, issued $20.0 million of 5.19% senior secured notes due September 25, 2033. Interest expense for the three months ended June 30, 2006, and June 30, 2005 related to these borrowings was $0.7 and $0.3 million, respectively.

During construction of the WCCF, MGE Power West Campus recorded capitalized interest in accordance with the provisions of SFAS 34. As such, during the three months ended June 30, 2005, $0.2 million in capitalized interest was recognized as an offset to interest expense. On April 26, 2005, when the electric generation facilities of WCCF began generating electricity, MGE Power West Campus discontinued the capitalization of interest, as the project was deemed to be substantially complete.

Also included in the nonregulated interest expense is interdepartmental interest expense and capitalized interest at MGE Power Elm Road. During the three months ended June 30, 2006, MGE Power Elm Road was charged $0.4 million in interest expense by Corporate on funds borrowed for the Elm Road Project. This expense is eliminated upon consolidation. The interest expense at MGE Power Elm Road is offset by $0.4 million in capitalized interest. Under the provisions of SFAS 34, MGE Power Elm Road is capitalizing interest on the Elm Road Project.

Transmission Investment Operations

Transmission Investment other income (loss)

For the three months ended June 30, 2006, and June 30, 2005, other income at the transmission investment segment was $1.3 million and $1.2 million, respectively. The transmission investment segment holds our interest in ATC, and its income reflects our equity in the earnings of ATC.

All Other Nonregulated Operations

All Other nonregulated revenues

During the three months ended June 30, 2006, the all other segment did not generate any revenues. However, MGE Construct received service fees of $0.6 million from the State for the three months ended June 30, 2005. The service fees earned related to MGE Construct's role as EPC contractor for WCCF. This amount was classified as nonregulated revenue within MGE Energy's financial statements. The total fee of $5.0 million had been recognized at June 30, 2005. This amount was recognized as services were rendered and was collected over a 22-month period.

All Other operations and maintenance expense

All other operations and maintenance expense for the three months ended June 30, 2006, was comparable to that for the three months ended June 30, 2005. Namely, for both periods operations and maintenance expense for the all other segment was $0.1 million. These expenses primarily relate to general and administrative expenses at corporate.

All Other interest income (expense)

All other interest income, net for the three months ended June 30, 2006, was $0.1 million. This interest income represents $0.4 million in interdepartmental interest income from MGE Power Elm Road. This income is offset by $0.3 million in interest expense on long term debt. This interdepartmental interest income is eliminated upon consolidation.

Consolidated Other General Taxes

MGE Energy and MGE's other general taxes increased $0.5 million or 15.0% for the three months ended June 30, 2006, primarily because MGE's license fee tax increased. The annual license fee tax expense is based on adjusted operating revenues of the prior year. Tax rates have not increased.

Consolidated Income Taxes

MGE Energy's effective income tax rate is 37.7% for the three months ended June 30, 2006, compared to 37.4% for the same period in 2005. The increase is primarily attributable to relatively consistent tax credits for generation of electricity from wind energy and amortization of deferred investment tax credit in relation to increased income before income taxes.

Minority Interest, Net of Tax

For the three months ended June 30, 2006, MGE Energy (through its wholly owned subsidiary MGE Power) had earned $2.0 million and $0.4 million, net of tax, for its interest in MGE Power West Campus and MGE Power Elm Road, respectively. Additionally, MGE Energy had earned $0.1 million, net of tax for its interest in MGE Transco. For the three months ended June 30, 2005, MGE Energy (through its wholly owned subsidiary MGE Power) had earned $1.4 million, net of tax, for its interest in MGE Power West Campus. These amounts are recorded as minority interest expense, net of tax, on MGE's Consolidated Statement of Income.

Six Months Ended June 30, 2006, and June 30, 2005

Electric Utility Operations

Electric sales and revenues

The following table compares MGE's electric retail revenues and electric kWh sales by customer class for each of the periods indicated:

	Revenues			Sales
	Six Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2006	2005	% Change	2006	2005	% Change
Residential	$ 52,041	$ 47,359	9.9%	378,635	390,164	(3.0%)
Commercial	81,103	68,647	18.1%	850,386	841,184	1.1%
Industrial	9,913	9,238	7.3%	146,345	158,175	(7.5%)
Other - retail/municipal	13,081	10,555	23.9%	175,816	166,310	5.7%
Total retail	156,138	135,799	15.0%	1,551,182	1,555,833	(0.3%)
Sales for resale	1,815	3,299	(45.0%)	24,154	48,306	(50.0%)
Other revenues	(9,959)	(1,581)	(529.9%)	-	-	-
Total	$147,994	$137,517	7.6%	1,575,336	1,604,139	(1.8%)

Electric operating revenues were up $10.5 million or 7.6% for the six months ended June 30, 2006, due to the following:

(In millions)	Six Months Ended June 30, 2006
Rate changes	$20.8
Volume	(0.4)
Sales for resale	(1.5)
Other revenues	(8.4)
Total	$10.5

•

Rates. On December 12, 2005, the PSCW authorized MGE to increase 2006 electric revenue by $35.9 million to cover rising fuel and purchased power costs and the cost of additional facilities needed to meet the rising electric needs of MGE's customers.

On March 9, 2006, the PSCW approved an interim fuel credit to reduce electric rates by $0.00069 per kWh as a result of lower January fuel costs than those in MGE's latest rate order. This credit was applied to rates as of March 9, 2006. Additionally, on May 25, 2006, the PSCW approved a stipulation filed by MGE. Under this stipulation on May 25, 2006, the interim credit was increased to $0.00454 per kWh. The aforementioned credits resulted in a $1.6 million reduction to rates for the six months periods ended June 30, 2006.

•

Volume. During the six months ended June 30, 2006, there was a 0.3% decrease in total retail sales volumes. This decrease represents decreased usage by residential and industrial users, slightly offset by increases in commercial and other-retail/municipal customers.

•

Sales for resale. For the six months ended June 30, 2006, sales for resale decreased $1.5 million when compared to the same period in the prior year. This decrease is attributable to decreased sales for resale transactions as a result of the introduction of the MISO market. Additionally, this decrease can be attributable to decreases in internal generation. Sales for resale include transactions conducted on the PJM and MISO markets since the establishment and MGE's involvement on May 1, 2004, and April 1, 2005, respectively.

MGE has recorded transactions on the MISO and PJM market, in which it is buying and selling power within the same period to meet its electric energy delivery requirements, on a net basis resulting in a $65.5 million and $31.6 million adjustment to sales for resale and purchased power expense for the six months ended June 30, 2006, and June 30, 2005, respectively.

•

Other Revenues. Other electric revenues decreased $8.4 million for the six months ended June 30, 2006, compared to the same periods in the prior year. During the six months ended June 30, 2006, MGE recorded a $10.0 million reduction to other electric revenues to account for the effects of the fuel credits described above under "Rates." $1.6 million of this amount was subsequently reversed as the amount was provided to customers via reduced rates from March 9 to June 30, 2006.

During the six months ended June 30, 2006, MGE recovered in electric rates carrying costs on WCCF and Elm Road. MGE recorded a $2.6 million adjustment to other electric revenues to eliminate the recognition of revenue related to these costs in the electric segment as revenue related to these carrying costs is recorded by MGE Power Elm Road and MGE Power West Campus (see discussion of these revenues in the "nonregulated operations revenue" section). For the six months ended June 30, 2005, MGE recorded a $0.2 million adjustment to other electric revenues to eliminate the recognition of revenue related to MGE Power West Campus.

Electric fuel and purchased power

The expense for fuel used for electric generation decreased $4.0 million or 16.3% during the six months ended June 30, 2006, compared to the same period in the prior year. This decrease is primarily due to the decrease in internal generation ($3.5 million) and a decrease in fuel cost between the two periods ($0.5 million).

Conversely, purchased power expense increased $1.8 million or 4.5% during the six months ended June 30, 2006, compared to the same period in the prior year. This increase in expense reflects a $4.4 million or 11.2% increase in purchased energy, offset by a $2.6 million or 6.0% decrease in the per-unit costs of purchased power.

MGE has recorded transactions on the PJM and MISO markets in which it is buying and selling power within the same period to meet its electric energy delivery requirements on a net basis. This treatment resulted in a $65.5 million and $31.6 million adjustment to purchase power expense for the six months ended June 30, 2006, and June 30, 2005, respectively.

Electric operating expenses

Electric operating expenses increased $7.0 million during the six months ended June 30, 2006, compared to the same period in 2005. The following changes contributed to the net change for 2006:

(In millions)	Six Months Ended June 30, 2006
Increased rent expense (a)	$4.8
Increased transmission costs	0.5
Decreased production costs	(0.2)
Increased distribution costs	0.1
Increased other general and administrative expenses	0.9
Increased customer services, promotions, and account costs	0.9
Total electric operating expenses	$7.0

(a)

This increase relates to the leasing arrangement between MGE and MGE Power West Campus. In accordance with the terms of this leasing arrangement, the electric segment recorded $7.5 million and $2.7 million in rent expense for the six months ended June 30, 2006, and June 30, 2005, respectively. Upon consolidation, this amount is eliminated.

Electric maintenance expense

For the six months ended June 30, 2006, electric maintenance expense increased $0.2 million compared to the same period in the prior year. This increase is primarily attributable to increases in production and distribution maintenance expenses, partially offset by reduced administrative expenses.

Electric depreciation expense

Depreciation expense at the electric segment increased by $0.4 million for the six months ended June 30, 2006 when compared to the same period in the prior year. This increase is related to higher levels of electric assets.

Gas Utility Operations

Gas deliveries and revenues

The following table compares MGE's gas retail revenues and gas delivered by customer class during each of the six months ended June 30:

	Revenues			Deliveries
	Six Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2006	2005	% Change	2006	2005	% Change
Residential	$60,332	$56,919	6.0%	48,921	54,743	(10.6%)
Commercial/industrial	44,054	40,972	7.5%	43,322	48,175	(10.1%)
Total retail	104,386	97,891	6.6%	92,243	102,918	(10.4%)
Gas transportation	1,449	1,496	(3.1%)	20,993	23,220	(9.6%)
Other revenues	2,632	1,071	145.8%	-	-	-
Total	$108,467	$100,458	8.0%	113,236	126,138	(10.2%)
Heating degree days (normal 4,330)				3,866	4,119	(6.1%)

Gas revenues increased $8.0 million or 8.0% for the six months ended June 30, 2006. These changes are related to the following factors:

(In millions)	Six Months Ended June 30, 2006
Gas costs/rates	$16.6
Gas deliveries	(10.1)
Transportation and other effects	1.5
Total	$8.0
Average rate per therm of residential customers	$1.13

•

Gas costs/rates. The average retail rate per therm for the six months ended June 30, 2006, increased 18.9% compared to the same period in 2005. This increase is primarily a result of rising gas costs.

•

Retail gas deliveries. The 10.4% decrease in retail gas deliveries for the six months ended June 30, 2006, was mainly a result of warmer temperatures reflected by a 6.1% decrease in the number of heating degree days during the six month period compared to the same period last year.

•

Transportation and other revenues. Other revenues increased a total of $1.5 million due to increased income from the GCIM and other miscellaneous decreases. For the six months ended June 30, 2006, as a result of certain opportunity sales, additional income was earned under the capacity incentive mechanism.

Natural gas purchased

For the six months ended June 30, 2006, natural gas purchased increased by $6.4 million. The increase reflects a 21.5% increase in the market price of natural gas, which resulted in an increase of $13.7 million. This increase was partially offset by a decrease in the volume of gas purchased ($7.3 million).

Gas operating expenses

Gas operating expenses increased $1.3 million for the six months ended June 30, 2006, compared to the same period a year ago. The following changes contributed to the net change in gas operating expense for the year:

(In millions)	Six Months Ended June 30, 2006
Increased production costs	$0.2
Increased distribution costs	0.2
Increased customer services, promotions, account costs	0.4
Increased other administrative and general expenses	0.5
Total gas operating expenses	$1.3

Gas maintenance expense

Gas maintenance expense decreased by $0.3 million for the six months ended June 30, 2006, compared to the same period in the prior year. This decrease relates to decreases in distribution maintenance projects and decreases in administrative charges.

Gas depreciation expense

Gas depreciation expense increased $0.2 million for the six months ended June 30, 2006, compared to the same period in the prior year. This increase is due to an increase in gas plant assets. At June 30, 2006, gross gas plant assets were $255.7 million, compared to $246.7 million at June 30, 2005.

Other Income (Loss)

Other income for the six months ended June 30, 2006, for the electric and gas segments was $0.4 million compared to $0.1 million for the same period in the prior year. During 2006, the gas and electric segments recognized a total of $0.2 million in AFUDC-equity and a $0.6 million gain on a heating degree collar (see Footnote 15 for further discussion). This income was offset partially by $0.2 million in losses in equity method investments, a $0.1 million investment impairment charge, and $0.1 million in miscellaneous expenses.

For the six months ended June 30, 2005, the gas and electric segments recognized a total of $0.2 million in AFUDC-equity funds. This income was partially offset by $0.1 million in miscellaneous expenses recorded in the electric and gas segments.

Interest Expense

For the six months ended June 30, 2006, total interest expense for the electric and gas segments increased $0.9 million when compared to the same period in the prior year. For the six months ended June 30, 2006, there was a $0.7 million increase in interest expense on short-term debt at the electric and gas segments as a result of increased levels of short-term debt and a $0.2 million increase in interest expense on long-term debt at the electric and gas segments.

Nonregulated Energy Operations

Nonregulated Energy operating revenues

Operating revenues from nonregulated energy operations was $9.3 million for the six months ended June 30, 2006, compared to $2.8 million for the same period in the prior year. These amounts include $7.5 million and $2.7 million, respectively, in interdepartmental revenues related to a leasing arrangement between MGE and MGE Power West Campus which commenced on April 26, 2005. Upon consolidation, these interdepartmental revenues are eliminated.

Also included in operating revenues is the recognition of revenues related to the carrying costs for MGE Power West Campus and MGE Power Elm Road (2006 only). MGE received approval from the PSCW to collect approximately $12.1 million in carrying costs incurred by MGE Power West Campus during construction of the WCCF facility. MGE is collecting these costs in rates over a period of ten years. A portion of this amount is being recognized over the period recovered in rates and a portion is being recognized over the period in which the facility is being depreciated (40 years). For the six months ended June 30, 2006, and June 30, 2005, MGE Power West Campus recognized $0.5 million and $0.2 million, respectively, related to carrying costs on the WCCF. Additionally, for the six months ended June 30, 2006, and June 30, 2005, MGE Power West Campus recorded $0.1 million and less than $0.1 million in revenues related to management and demolition and removal fees, respectively.

MGE also received approval from the PSCW to collect approximately $52.8 million in carrying costs expected to be incurred by MGE Power Elm Road during construction of the Elm Road project. A portion of this amount is being recognized over the period recovered in rates ($36.0 million) and a portion is being deferred and will be recognized over the period in which the facility is depreciated ($16.8 million). For the six months ended June 30, 2006, MGE Power Elm Road recognized $1.3 million related to carrying costs on the Elm Road project.

Nonregulated Energy operations and maintenance expense

Nonregulated energy operations and maintenance expense for the six months ended June 30, 2006, was comparable to that for the six months ended June 30, 2005. Namely, for both periods operations and maintenance expense for the nonregulated energy segment was $0.1 million. These expenses primarily relate to general and administrative expenses at MGE Power West Campus.

Nonregulated Energy depreciation expense

Depreciation expense began when the WCCF commenced operation on April 26, 2005. Depreciation expense for the six months ended June 30, 2006, was $1.4 million compared to $0.5 million for the six months ended June 30, 2005.

Nonregulated Energy interest expense, net

For the six months ended June 30, 2006, interest expense, net at the nonregulated energy operations segment increased $1.0 million compared to the same period in the prior year. Interest expense at the nonregulated energy segment for the six months ended June 30, 2006, represents interest expense on the long-term borrowings incurred by MGE Power West Campus. On September 30, 2003, MGE Power West Campus issued $30.0 million of 5.68% senior secured notes maturing September 25, 2033 and on October 27, 2005, issued $20.0 million of 5.19% senior secured notes also due September 25, 2033. Interest expense for the six months ended June 30, 2006, and June 30, 2005 related to these borrowings was $1.4 and $0.4 million, respectively.

During construction of the WCCF, MGE Power West Campus recorded capitalized interest in accordance with the provisions of SFAS 34. As such, during the six months ended June 30, 2005, $0.7 million in capitalized interest was recognized as an offset to interest expense. On April 26, 2005, when the electric generation facilities of WCCF began generating electricity, MGE Power West Campus discontinued the capitalization of interest, as the project was deemed to be substantially complete.

Also included in the nonregulated interest expense is interdepartmental interest expense and capitalized interest at MGE Power Elm Road. During the six months ended June 30, 2006, MGE Power Elm Road was charged $0.7 million in interest expense by Corporate on funds borrowed for the Elm Road Project. This expense is eliminated upon consolidation. The interest expense at MGE Power Elm Road is offset by $0.7 million in capitalized interest. Under the provisions of SFAS 34, MGE Power Elm Road is capitalizing interest on the Elm Road Project.

Transmission Investment Operations

Transmission Investment other income (loss)

For the six months ended June 30, 2006, other income at the transmission investment segment was $2.6 million compared to $2.3 million for the same period in the prior year. The transmission investment segment holds our interest in ATC, and its income reflects our equity in the earnings of ATC.

All Other Nonregulated Operations

All Other nonregulated revenues

During the six months ended June 30, 2006, the all other segment did not generate any revenues. However, MGE Construct received service fees of $1.3 million from the State for the six months ended June 30, 2005. The service fees earned related to MGE Construct's role as EPC contractor for WCCF. This amount was classified as nonregulated revenue within MGE Energy's financial statements. The total fee of $5.0 million had been recognized at June 30, 2005. This amount was recognized as services were rendered and was collected over a 22-month period.

All Other operations and maintenance expense

All other operations and maintenance expense for the six months ended June 30, 2006, was comparable to that for the six months ended June 30, 2005. Namely, for both periods operations and maintenance expense for the all other segment was $0.2 million. These expenses primarily relate to general and administrative expenses at corporate.

All Other interest income (expense)

All other interest income, net for the six months ended June 30, 2006, was $0.3 million. This interest income represents $0.7 million in interdepartmental interest income from MGE Power Elm Road and $0.1 million in other interest income, offset in part by $0.5 million in interest on long-term debt. This income is eliminated upon consolidation.

Consolidated Other General Taxes

MGE Energy and MGE's other general taxes increased $1.0 million or 14.2% for the six months ended June 30, 2006, primarily because MGE's license fee tax increased. The annual license fee tax expense is based on adjusted operating revenues of the prior year. Tax rates have not increased.

Consolidated Income Taxes

MGE Energy's effective income tax rate is 38.2% for the six months ended June 30, 2006, compared to 38.4% for the same period in 2005. This decrease is primarily attributable to the domestic manufacturing tax deduction provided by the American Jobs Creation Act of 2004 and an increase in the Medicare Part D federal subsidy, which is not taxable.

Minority Interest, Net of Tax

For the six months ended June 30, 2006, MGE Energy (through its wholly owned subsidiary MGE Power) had earned $4.7 million and $1.4 million, net of tax, for its interest in MGE Power West Campus and MGE Power Elm Road, respectively. Additionally, MGE Energy had earned $0.2 million, net of tax for its interest in MGE Transco. These amounts are recorded as minority interest expense, net of tax, on MGE's Consolidated Statement of Income.

Contractual Obligations and Commercial Commitments - MGE Energy and MGE

There were no material changes, other than from the normal course of business, to MGE Energy's and MGE's contractual obligations (representing cash obligations that are considered to be firm commitments) and commercial commitments (representing commitments triggered by future events) during the six months ended June 30, 2006. Further discussion of the contractual obligations and commercial commitments is included in Footnote 13 of this filing and in MGE Energy's and MGE's annual reports on Form 10-K for the year ended December 31, 2005.

Liquidity and Capital Resources

Cash Flows

The following summarizes cash flows during the six months ended June, 2006 and 2005, respectively:

	MGE Energy		MGE
(In thousands)	2006	2005	2006	2005
Cash provided by/(used for):
Operating activities	$64,619	$46,966	$61,172	$41,344
Investing activities	(38,831)	(21,386)	(38,737)	(21,198)
Financing activities	(25,645)	(25,183)	(22,225)	(19,515)

Cash Provided by Operating Activities

MGE Energy

MGE Energy's consolidated net cash provided by operating activities is derived mainly from the electric and gas operations of its principal subsidiary, MGE.

Cash provided by operating activities increased $17.7 million for the six months ended June 30, 2006, when compared to the same period in the prior year. This increase is partially attributable to a $4.9 million increase in net income between the periods. Also, during the period, MGE billed $8.4 million (net of $1.6 million returned to customers between March 9, 2006, and June 30, 2006) in electric rates which, pursuant to an interim order issued by the PSCW, is required to be refunded to customers. This credit was recorded as a reduction to other electric revenues in the consolidated income statement of MGE Energy for the six months ended June 30, 2006, and is shown as a noncash adjustment to net income on the consolidated statement of cash flows of MGE Energy. Depreciation expense increased $1.5 million between the periods primarily as a result of depreciation related to WCCF. During the six month period ended June 30, 2006, MGE recorded a $2.3 million provision for doubtful accounts. This represents a $1.3 million increase from the amount recorded in the same period in the prior year. This increase is largely attributable to the increases in gas and electric rates.

For the six months ended June 30, 2006, current assets decreased $34.1 million compared to $16.5 million for the six months ended June 30, 2005. The decrease in current assets for the six months ended June 30, 2006, is primarily attributable to a decrease in stored natural gas inventory, unbilled revenues, receivables, and prepaid taxes. Additionally, during the six months ended June 30, 2006, MGE Construct collected $2.4 million of the retainage receivable from the State under the EPC agreement related to the construction of the WCCF. These decreases are slightly offset by increases in materials and supplies, fossil fuel, and other prepayments.

Current liabilities decreased $15.8 million for the six months ended June 30, 2006, compared to a $0.6 million for the six months ended June 30, 2005. This change is primarily attributable to the change in the costs of purchased gas and a change in the deferred credits balance. These deferred credits are related to our purchased gas account and are recognized based on projected gas sales volumes in accordance with the PGA clause.

Cash inflows related to other noncurrent items, net were $3.9 million for the six months ended June 30, 2006, compared to $1.9 million in the six months ended June 30, 2005.

During the six months ended June 30, 2005, MGE began recovering in electric rates the costs associated with the lease payment for the West Campus Cogeneration plant. These amounts were deferred on MGE Energy's balance sheet until the lease term commenced. At June 30, 2005, $2.5 million was collected from ratepayers and included in operating activities.

MGE

Cash provided by operating activities was $61.2 million for the six months ended June 30, 2006, compared to $41.3 million for six months ended June 30, 2005. This increase is partially attributable to a $2.0 million increase in net income between the periods. Also, during the period, MGE billed $8.4 million (net of $1.6 million returned to customers from March 9, 2006, to June 30, 2006) in electric rates which, pursuant to an interim order issued by the PSCW, is required to be refunded to customers. This credit was recorded as a reduction to other electric revenues in the consolidated income statement of MGE for the six months ended June 30, 2006, and is shown as a noncash adjustment to net income on the consolidated statement of cash flows of MGE. Depreciation expense increased $1.5 million between the periods primarily as a result of depreciation related to WCCF. During the six months ended June 30, 2006, and June 30, 2005, $4.9 million and $1.4 million, respectively, in minority interest, net of tax was recorded. These amounts relate to net income earned by MGE Energy from its interest in MGE Power West Campus, MGE Power Elm Road (2006 only), and MGE Transco. During the six month period ended June 30, 2006, MGE recorded a $2.3 million provision for doubtful accounts. This represents a $1.3 million increase from that recorded in the same period in the prior year. This increase is largely attributable to the increases in gas and electric rates.

For the six months ended June 30, 2006, current assets decreased $32.1 million compared to $13.5 million for the six months ended June 30, 2005. The decrease in current assets for the six months ended June 30, 2006, is primarily attributable to a decrease in stored natural gas inventory, unbilled revenues, receivables, and prepaid taxes. These decreases are slightly offset by increases in materials and supplies, fossil fuel, and other prepayments.

Current liabilities decreased $14.8 million for the six months ended June 30, 2006, compared to $2.6 million for the six months ended June 30, 2005. This change is primarily attributable to the change in the costs of purchased gas and a change in our deferred credits balance. These credits represent deferred credits related to our purchased gas account and are recognized based on projected gas sales volumes in accordance with the PGA clause.

Cash inflows related to other noncurrent items, net were $3.8 million for the six months ended June 30, 2006, compared to $1.9 million in the six months ended June 30, 2005.

During the six months ended June 30, 2005, MGE began recovering in electric rates the costs associated with the lease payment for the West Campus Cogeneration plant. These amounts were deferred on MGE's balance sheet until the lease term commenced. At June 30, 2005, $2.5 million was collected from ratepayers and included in operating activities.

Cash Used for Investing Activities

MGE Energy

In the six months ended June 30, 2006, MGE Energy's cash used for investing activities increased $17.4 million. Capital expenditures for the six months ended June 30, 2006, were $38.1 million. This amount represents a $1.6 million increase from those made in the same period in the prior year. This increase is related to the construction activity for Elm Road ($11.9 million) and a $0.7 million increase in MGE utility plant additions. Capital expenditures for the Elm Road project began in July 2005. This increase is largely offset by a $11.0 million decrease in capital expenditures related to WCCF for the six months ended June 30, 2006, compared to the same period in the prior year, reflecting the substantial completion of that project.

During the six months ended June 30, 2006, MGE Transco made $1.3 million in capital contributions to ATC and $0.1 million capital contributions to other investments. For the six months ended June 30, 2005, MGE made $0.2 million in capital contributions to various investments. No such contributions to ATC were made in 2005. Dividend income received from ATC was $2.0 million during the six months ended June 30, 2006, compared to $1.7 million during the six months ended June 30, 2005. In the first quarter 2005, MGE collected $13.0 million in funds previously advanced to ATC in conjunction with the WCCF project. No additional funds were advanced to ATC directly during 2005; however, funds were indirectly advanced. Namely, during the six months ended June 30, 2006, in connection with the Elm Road project, MGE Power Elm Road advanced $0.6 million in funds to WEPCO, who in turn provided these funds to ATC. These funds will be used by ATC for transmission system upgrades related to the Elm Road project. These funds are expected to be repaid in full. During the six months ended June 30, 2006, there was a $0.6 million decrease in the restricted cash account, compared to a $0.8 million increase for the same period in the prior year. This change is primarily attributable to a change in the balance required to be held in margin accounts for electric and gas risk management activities.

MGE

Cash used for investing activities was $38.7 million for the six months ended June 30, 2006, compared to $21.2 million in the same period in the prior year. Capital expenditures for the six months ended June 30, 2006, were $38.1 million. This amount represents a $1.6 million increase from those made in the same period in the prior year. This increase is related to the construction activity for Elm Road ($11.9 million) and a $0.7 million increase in MGE utility plant additions. Capital expenditures for the Elm Road project began in July 2005. This increase is largely offset by a $11.0 million decrease in capital expenditures related to WCCF for the six months ended June 30, 2006, compared to the same period in the prior year, reflecting the substantial completion of that project.

During the six months ended June 30, 2006, MGE Transco made capital contributions to ATC totaling $1.3 million. No such contributions were made in 2005. Dividend income from ATC for the six months ended June 30, 2006, was $2.0 million, compared to $1.7 million for the same period in the prior year. In the first quarter of 2005, MGE collected $13.0 million in funds previously advanced to ATC in conjunction with the WCCF project. No additional funds were advanced to ATC directly during 2005; however, funds were indirectly advanced. Namely, during the six months ended June 30, 2006, in connection with the Elm Road project, MGE Power Elm Road advanced $0.6 million in funds to WEPCO, who in turn provided these funds to ATC. These funds will be used by ATC for transmission system upgrades related to the Elm Road project. These funds are expected to be repaid in full.

Cash Used for Financing Activities

MGE Energy

Cash used for MGE Energy's financing activities was $25.6 million for the six months ended June 30, 2006, compared to $25.2 million for the six months ended June 30, 2005. For the six months ended June 30, 2006, net short term debt repayments were $14.0 million compared to $13.2 million for the same period in the prior year. MGE Energy received $2.3 million in cash proceeds under the Stock Plan during both the six month periods ended June 30, 2006, and June 30, 2005. Cash dividends paid for the six months ended June 30, 2006, and June 30, 2005, were $14.1 million and $14.0 million, respectively. The cash dividends for the six months ended June 30, 2006, were higher than those paid for the six months ended June 30, 2005, as result of a higher dividend per share ($0.690 vs. $0.684) and a slight increase in the number of shares outstanding. At December 31, 2005, MGE Energy held $0.1 million of treasury stock that had been purchased on the open market. During the six months ended June 30, 2006, these shares were sold to participants of the Stock Plan. No treasury stock was purchased by MGE Energy during the six months period ended June 30, 2006. For the six month period ended June 30, 2005, $0.3 million in treasury stock was purchased (net).

MGE

During the six months ended June 30, 2006, cash used for MGE's financing activities was $22.2 million compared to $19.5 million in the same period in the prior year. For the six months ended June 30, 2006, and June 30, 2005, net short term debt repayments were $16.0 million and $10.4 million, respectively. Cash dividends paid from MGE to MGE Energy for the six months ended June 30, 2006, were $13.0 million. During this same period, cash dividends of $5.6 million were paid by MGE Power West Campus to MGE Energy. These cash outflows were offset by $3.5 million in equity contributions received by MGE Power West Campus, MGE Power Elm Road, and MGE Transco from MGE Energy. These amounts are included in minority interest on the MGE consolidated balance sheet. Additionally, for the six months ended June 30, 2006, $9.1 million in affiliate financing was received by MGE Power Elm Road. These funds were used to finance the Elm Road project. Cash used for other financing activities was $0.1 million for the six months ended June 30, 2006.

For the six months ended June 30, 2005, cash dividends made from MGE to MGE Energy were $12.9 million. During this same period, MGE Power West Campus received $4.4 million in equity contributions and repaid $0.6 million in affiliate financing.

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

Capitalization Ratios

MGE Energy's capitalization ratios were as follows:

	MGE Energy
	June 30, 2006	Dec. 31, 2005
Common shareholders' equity	54.7%	53.0%
Long-term debt	34.6%	34.3%
Short-term debt	10.7%	12.7%

MGE Energy's and MGE's Capital Requirements

MGE Energy's and MGE's liquidity are primarily affected by their capital requirements. During the six months ended June 30, 2006, capital expenditures for MGE Energy and MGE totaled $38.1 million, which included $11.9 million of capital expenditures for Elm Road, $1.6 million of capital expenditures for MGE Power West Campus, and $24.6 million of capital expenditures for utility operations.

As of June 30, 2006, MGE Energy's and MGE's remaining capital commitments related to WCCF are estimated to be $0.2 million. MGE Power Elm Road's remaining capital commitments for Elm Road are estimated to be $134.2 million. Based on current forecasts, capital costs for this project will be $16.9 million in 2006 (excludes spending as of June 30, 2006), $51.0 million in 2007, $42.5 million in 2008, $20.5 million in 2009, and  $3.3 million in 2010. These amounts may change as a result of modifications to the project cost estimate or timing differences. MGE Power Elm Road plans to finance this project primarily through funds received from MGE Energy. MGE Energy expects that these funds will be raised from the sale of securities (via the Stock Plan), short-term debt and normal operations. MGE Energy began issuing new shares of common stock to satisfy the Stock Plan in June 2006.

Total 2006 total capital expenditures are expected to be approximately $82.2 million. These capital expenditures are expected to be funded by internally generated funds, short-term debt, and from the sale of securities (via the Stock Plan).

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

Nonregulated Energy Outlook

Elm Road

On November 4, 2005, MGE Power Elm Road closed on the exercise of an option to acquire an undivided 8.33% ownership interest in each of two 615 MW advanced technology, coal-fired generating units being constructed by We Energies in Oak Creek, Wisconsin. On that date, MGE Power Elm Road also made its initial payment for construction costs. MGE Power Elm Road's estimated share of capital costs for its 8.33% ownership interest in both units is approximately $170 million, which it intends to finance primarily through funds received from MGE Energy. MGE Energy expects that these funds will be raised through the sale of common stock (via the Stock Plan), short-term debt, and normal operations. At June 30, 2006, MGE Power Elm Road had incurred $36.3 million (excluding capitalized interest) of costs on the project, which is reflected in the Construction Work In Progress balance on MGE and MGE Energy's condensed consolidated balance sheets. Of this amount, $2.8 million has not yet been paid.

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

On November 1, 2005, MGE received approval from the PSCW to defer payments made to MGE Power Elm Road for carrying costs during construction of the facility, management fees, and community impact mitigation costs. MGE estimates total carrying costs to be approximately $52.8 million. This amount is expected to be collected over multiple years. Of these costs, $16.8 million is estimated to relate to the capitalized interest and the debt portion of the facility. These costs will be deferred and recognized over the period in which the facility will be depreciated. The remaining $36.0 million is estimated to represent the equity portion and is being recognized over the period recovered in rates. MGE expects to begin collecting the management fees and community impact mitigation costs in rates in 2007. These costs are expected to be collected over a one year period. MGE began collecting carrying costs in rates in 2006. As of June 30, 2006, $1.9 million had been collected. Of this amount, $0.6 million relates to the debt portion and was reflected as deferred revenue on the MGE financial statements. As mentioned, this amount will be recognized over the period in which the facility is depreciated. The remaining $1.3 million relates to the equity portion and was recognized as nonregulated revenues.

Business and Regulatory Environment

Wind Power Purchase Agreement

On July 16, 2004, MGE signed a 20-year power purchase agreement with a developer for 40 MW of wind energy to be located near Waupun, Wisconsin. The developer has experienced problems with obtaining site-related permits, and construction has not yet begun. In late March 2006, the developer claimed force majeure as a result of issues associated with obtaining required approvals. As a result, the obligations associated with the power purchase agreement are presently indeterminate. Accordingly, this agreement is not reflected in the purchased power commitments figures.

Blount Generating Station

On January 19, 2006, MGE announced a plan subject to certain conditions, that includes discontinuing coal use at the end of 2011 at Blount. The plant is capable of burning coal and natural gas. The plant will continue to run on natural gas but will be reduced from its current approximate 190 MW capacity to 100 MW when coal burning is discontinued.

Accordingly, MGE entered into severance agreements awarding 11 nonunion employees severance benefits. MGE has accounted for these benefits in accordance with the provisions of SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. Less than $0.1 million of these benefits will be paid out it 2007, $0.3 million in 2008, less than $0.1 million in 2009, $0.3 million in 2010, and $0.7 million in 2011. As of June 30, 2006, severance benefits have not been awarded to the union employees and the criteria prescribed under SFAS 146 has not yet been met. The aforementioned exit plan has also resulted in a plan curtailment for MGE's bargaining pension and postretirement plans as defined in SFAS 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits

MGE anticipates full regulatory recovery of the costs associated with the discontinuance of coal at Blount. As such, the severance charges for the nonunion employees and curtailment expense have been deferred and recognized on the consolidated balance sheet of MGE Energy and MGE as a regulatory asset. See Footnote 14 for further discussion.

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

Environmental Legislation

Effective March 31, 2006, Wisconsin adopted the Energy Efficiency and Renewables Act that focuses on three areas: increasing the use of renewable energy in Wisconsin, promoting the development of renewable energy technologies, and strengthening the state's energy efficiency programs. This new legislation requires that by 2015, 10% of the state's electricity be generated from renewable resources. As part of this initiative, MGE plans to add additional renewable energy resources such as wind farms. See "Wind Purchase Power Agreement" above for discussion of the wind agreement currently in place. Although MGE is seeking additional wind resources to comply with this initiative, no additional commitments exist at this time.

New Accounting Principles

FSP No. FIN 46(R)-6

In April 2006, the FASB  issued FASB  Staff Position No. FIN 46(R)-6, Determining the Variability to Be Considered in Applying FASB  Interpretation No. 46(R), (FSP No. 46(R)-6). This pronouncement provides guidance on how a reporting enterprise should determine the variability to be considered in applying FASB  interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, which could impact the assessment of whether certain variable interest entities are consolidated. FSP No. 46(R)-6 became effective for MGE and MGE Energy on July 1, 2006. The provisions of FSP No. 46(R)-6 are applied prospectively. The impact on MGE and MGE Energy in periods subsequent to the effective date is dependent on transactions that could occur in future periods, and therefore cannot be determined until the transaction occurs. See Footnote 3 of Notes to Condensed Consolidated Financial Statements for information regarding FIN 46(R).

SFAS 156

In March 2006, the FASB  issued SFAS 156, Accounting for Servicing of Financial Assets, an amendment of SFAS 140. SFAS 156 simplifies the accounting for servicing rights and reduces the volatility that results from the use of different measurement attributes for servicing rights and the related financial instruments used to economically hedge risks associated with those servicing rights. SFAS 156 also clarifies when to separately account for servicing rights, requires these rights to be initially measured at fair value, and provides the option to subsequently account for those servicing right (by class) at either fair value or under the amortization method previously required under SFAS 140. SFAS 156 is effective for the fiscal year beginning after September 15, 2006. Early adoption is permitted as of the beginning of the entity's fiscal year. MGE will not early adopt this statement and does not expect this statement to have a material impact on MGE Energy or MGE's consolidated financial statements.

EITF 06-03

At its June 28, 2006, meeting, the FASB ratified the consensus reached by the Task Force on EITF Issue 06-03, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation). The scope of this Issue includes taxes that are externally imposed on a revenue producing transaction between a seller and a customer. The Task Force concluded that a company should disclose its accounting policy (i.e., gross or net presentation) regarding presentation of such taxes. If taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. This issue is effective for the first annual or interim reporting period beginning after December 15, 2006. MGE and MGE Energy record such taxes on a net basis. MGE and MGE Energy do not expect this statement to have any impact on its consolidated financial statements.

FIN 48

In June 2006 the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Under the Interpretation, the financial statements will reflect expected future tax consequences of such positions presuming the tax authorities' full knowledge of the position and relevant facts, but without considering time values. This interpretation is effective for annual periods beginning after December 15, 2006. Accordingly, MGE expects to adopt FIN 48 on January 1, 2007. MGE is currently reviewing this statement to determine the effects on its financial statements.

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

On October 17, 2005, MGE entered into a nonexchange traded weather derivative. This agreement extended from January 2006 until March 2006 and had a premium of $0.1 million. Additionally, any payment or receipt under this agreement was limited to $0.6 million. The Company accounted for the weather derivative using the intrinsic value method pursuant to the requirements of EITF No. 99-2, Accounting for Weather Derivatives. Through March 31, 2006, actual HDD were 3,175, resulting in a $0.6 million gain for MGE.

A summary of actual weather information in the utility segment's service territory during 2006 and 2005 as measured by degree days, may be found in Results of Operations.

Commodity Price Risk

MGE has commodity price risk exposure with respect to the price of natural gas, electricity, coal, and oil. MGE employs established policies and procedures to reduce the market risks associated with changing commodity prices, including the use of commodity and financial instruments (see Footnote 15 of the Notes to Condensed Consolidated Financial Statements). MGE's commodity risks are somewhat mitigated by the current ratemaking process in place for recovering electric fuel, purchased energy, and the cost of natural gas purchased for resale. MGE's electric fuel costs are subject to fuel rules established by the PSCW, which further mitigate commodity risk. Under the PGA authorized by the PSCW, MGE passes through to customers the cost of gas, subject to certain limited incentives. Effective May 25, 2006, the PSCW modified MGE's fuel rules bandwidth to a range of 2%. Accordingly, MGE may be required to make a refund to customers if its actual fuel costs are lower than 98% of the projected fuel costs in its most recent rate case. Conversely, MGE would be allowed to request a surcharge if its actual electric fuel costs are higher than 102% of the projected electric fuel costs in its most recent rate case. Prior to this amendment, the range was -.5% to +2.0%.

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

In September 2003, several parties filed a request with the DNR for a contested case hearing in connection with the application to the DNR for a Chapter 30 permit for wetlands and waterways alterations and construction on the bed of Lake Michigan for the construction of the Oak Creek expansion. That request was granted and assigned to an administrative law judge. The hearing took place in August 2004 and in November 2004, the administrative law judge approved the DNR's issuance of the Chapter 30 permit for the Oak Creek expansion. In December 2004, opponents filed a petition for review of the decision in Dane County Circuit Court. In March 2005, the court dismissed the appeal. The opponents appealed the court's dismissal to the Wisconsin Court of Appeals. In February 2006, the Wisconsin Court of Appeals affirmed the lower court's dismissal of the case. The time for Petitioners to request Supreme Court review has expired, and no petition for review has been filed.

We Energies applied to the DNR to modify the existing WPDES permit that is required for operation of the water intake and discharge system for the planned Oak Creek expansion and existing Oak Creek generating units. In March 2005, the DNR determined that the proposed cooling water intake structure and water discharge system meets regulatory requirements and reissued the WPDES permit with specific limitations and conditions. The opponents filed a petition for judicial review in Dane County Circuit Court and a request for a contested case proceeding with the DNR. In September 2005, the judicial review proceeding in Dane County Circuit Court was dismissed. All parties to this action agreed to the dismissal. The DNR granted a contested case hearing. On July 10, 2006, the Administrative Law Judge issued a decision in the contested case hearing which upheld the DNR's decision to grant the permit. The decision is subject to appeal.

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

As noted above in Commodity Price Risk, the electric operations of MGE operate under a "fuel rules" adjustment clause for fuel and purchased power costs associated with the generation and delivery of electricity. This clause establishes a base rate for fuel and purchased power. Effective May 25, 2006, the PSCW modified MGE's fuel rules bandwidth to a range of 2%. Accordingly, MGE may be required to make a refund to customers if its actual fuel costs are lower than 98% of the projected fuel costs in its most recent rate case. Conversely, MGE would be allowed to request a surcharge if its actual electric fuel costs are higher than 102% of the projected electric fuel costs in its most recent rate case. Prior to this amendment, the range was -.5% to +2.0%. See Footnote 17b of Notes to Condensed Consolidated Financial Statements for information regarding interim fuel credits ordered by the PSCW and being made by MGE.

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

Item 4. Controls and Procedures.

MGE Energy

During the second quarter of 2006, MGE Energy's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to MGE Energy, including its subsidiaries, is accumulated and made known to MGE Energy's management, including these officers, by other employees of MGE Energy and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, MGE Energy does not control or manage certain of its unconsolidated entities and thus, its access and ability to apply its procedures to those entities is more limited than is the case for its consolidated subsidiaries.

As of June 30, 2006, the principal executive officer and the principal financial officer concluded that MGE Energy's disclosure controls and procedures were effective to accomplish their objectives. MGE Energy intends to continually strive to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

During the quarter ended June 30, 2006, there were no changes in MGE Energy's internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, MGE Energy's internal control over financial reporting.

MGE

During the second quarter of 2006, MGE's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to MGE, including its subsidiaries, is accumulated and made known to MGE's management, including these officers, by other employees of MGE as appropriate to allow timely decisions regarding required disclosure, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, MGE does not control or manage certain of its unconsolidated entities and thus, its access and ability to apply its procedures to those entities is more limited than is the case for its consolidated subsidiaries.

As of June 30, 2006, the principal executive officer and the principal financial officer concluded that MGE's disclosure controls and procedures were effective to accomplish their objectives. MGE intends to continually strive to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

During the quarter ended June 30, 2006, there were no changes in MGE's internal control over financial reporting that materially affected, or are reasonable likely to materially affect, MGE's internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders.

MGE Energy's Annual Meeting of Shareholders was held on May 23, 2006, in Middleton, Wisconsin. Listed below are the nominees for Class II Directors and the results of the voting.

	Class II Directors - Term Expiring in 2009
	H. Lee Swanson	John R. Nevin	Gary J. Wolter
For Votes	15,987,422	15,993,876	15,998,662
Withhold Authority	246,466	240,012	235,226
Shares Not Voted	4,220,608	4,220,608	4,220,608

No votes were cast for any other nominee. The directors continuing in office are:

Class III Directors Term Expires in 2007	Class I Directors Term Expires in 2008
Richard E. Blaney	Regina M. Millner
Frederic E. Mohs	Donna K. Sollenberger
F. Curtis Hastings

Shareholders ratified the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for 2006. With respect to that ratification shareholders voted as follows:

Voted	Shares
For	15,442,489
Against	631,288
Abstained	160,111
Shares Not Voted	4,220,608
Total	20,454,496

Item 6. Exhibits.

Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed by the following officers for the following companies:

31.1

Filed by Gary J. Wolter for MGE Energy, Inc.

31.2

Filed by Terry A. Hanson for MGE Energy, Inc.

31.3

Filed by Gary J. Wolter for Madison Gas and Electric Company

31.4

Filed by Terry A. Hanson for Madison Gas and Electric Company

Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) as to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed by the following officers for the following companies:

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
Date: August 8, 2006
Gary J. Wolter Chairman, President and Chief Executive Officer (Duly Authorized Officer)
Date: August 8, 2006
Terry A. Hanson Vice President, Chief Financial Officer and Secretary (Chief Financial and Accounting Officer)

Signatures - Madison Gas and Electric Company

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MADISON GAS AND ELECTRIC COMPANY
Date: August 8, 2006
Gary J. Wolter Chairman, President and Chief Executive Officer (Duly Authorized Officer)
Date: August 8, 2006
Terry A. Hanson Vice President, Chief Financial Officer and Secretary (Chief Financial and Accounting Officer)