Form 10-K
period 2006-12-31
MGE ENERGY INC
filed 2007-02-26
CIK 1161728

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended:

December 31, 2006

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File No.	Name of Registrant, State of Incorporation, Address of Principal Executive Offices, and Telephone No.	IRS Employer Identification No.
000-49965	MGE Energy, Inc. (a Wisconsin Corporation) 133 South Blair Street Madison, Wisconsin 53703 (608) 252-7000 www.mgeenergy.com	39-2040501
000-1125	Madison Gas and Electric Company (a Wisconsin Corporation) 133 South Blair Street Madison, Wisconsin 53703 (608) 252-7000 www.mge.com	39-0444025

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Class
MGE Energy, Inc.	Common Stock, $1 Par Value Per Share

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Title of Class
Madison Gas and Electric Company	Cumulative Preferred Stock, $25 Par Value Per Share

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

MGE Energy, Inc. Madison Gas and Electric Company	Yes [X] No [ ] Yes [ ] No [X]

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

MGE Energy, Inc. Madison Gas and Electric Company	Yes [ ] No [X ] Yes [ ] No [X ]

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

	MGE Energy, Inc.	Madison Gas and Electric Company
Large accelerated filer	X	-
Accelerated filer	-	-
Non-accelerated file	-	X

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

MGE Energy, Inc. Madison Gas and Electric Company	Yes [ ] No [X] Yes [ ] No [X]

The aggregate market value of the voting and nonvoting common equity held by nonaffiliates of each registrant as of June 30, 2006, was as follows:

MGE Energy, Inc.	$637,135,278
Madison Gas and Electric Company	$0

The number of shares outstanding of each registrant's common stock as of February 1, 2007, were as follows:

MGE Energy, Inc. Madison Gas and Electric Company	20,993,162 17,347,889

Documents Incorporated by Reference

Portions of MGE Energy, Inc.'s definitive proxy statement to be filed on or before April 16, 2007, relating to its annual meeting of shareholders, are incorporated by reference into Part III of this annual report on Form 10-K.

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

Table of Contents

Filing Format

5

Forward-Looking Statements

5

Where to Find More Information

5

Definitions

6

PART I.

8

Item 1. Business.

8

Item 1A. Risk Factors.

15

Item 1B. Unresolved Staff Comments.

17

Item 2. Properties.

18

Item 3. Legal Proceedings.

19

Item 4. Submission of Matters to a Vote of Security Holders.

19

PART II.

20

Item 5. Market for Registrants' Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

20

Item 6. Selected Financial Data.

21

Item 7. Management's Discussion and Analysis of Financial Condition andResults of Operations.

22

Item 7A. Quantitative and Qualitative Disclosures About Market Risk - MGE Energy and MGE.

48

Item 8. Financial Statements and Supplementary Data.

51

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

105

Item 9A. Controls and Procedures.

105

Item 9B. Other Information.

105

PART III.

106

Item 10. Directors, Executive Officers and Corporate Governance.

106

Item 11. Executive Compensation.

106

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

106

Item 13. Certain Relationships and Related Transactions, and Director Independence.

106

Item 14. Principal Accountant Fees and Services.

107

PART IV.

108

Item 15. Exhibits and Financial Statement Schedules.

108

Signatures - MGE Energy, Inc.

114

Signatures - Madison Gas and Electric Company

115

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

Forward-Looking Statements

This report, and other documents filed by MGE Energy and MGE with the Securities and Exchange Commission (SEC) from time to time, contain forward-looking statements that reflect management's current assumptions and estimates regarding future performance and economic conditions—especially as they relate to future load growth, revenues, expenses, capital expenditures, financial resources, regulatory matters, and the scope and expense associated with future environmental regulation. These forward-looking statements are made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Both MGE Energy and MGE caution investors that these forward-looking statements are subject to known and unknown risks and uncertainties that may cause actual results to differ materially from those projected, expressed, or implied. The factors that could cause actual results to differ materially from the forward-looking statements made by a registrant a) include those factors discussed in Item 1A. Risk Factors, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8. Financial Statements and Supplementary Data, and b) other factors discussed in filings made by that registrant with the SEC.

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

Definitions

Abbreviations, acronyms, and definitions used in the text and notes of this report are defined below.

AFUDC	allowance for funds used during construction
ALJ	Administrative Law Judge
Alliant	Alliant Energy Corporation
ANR	ANR Pipeline Company
APB	Accounting Principles Board
APBO	Accumulated Postretirement Benefit Obligation
ARB	Accounting Research Bulletin
ATC	American Transmission Company LLC
ARO	Asset Retirement Obligation
BART	Best Available Retrofit Technology
Blount	Blount Station
BOCM	Banc One Capital Markets, Inc.
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
CO2	carbon dioxide
Columbia	Columbia Energy Center
cooling degree days	Measure of the extent to which the average daily temperature is above 65 degrees Fahrenheit, increasing demand for cooling
CWDC	Central Wisconsin Development Corporation
DNR	Wisconsin Department of Natural Resources
Dth	dekatherms
Distribution Agreement	Distribution Agreement between MGE Energy and J.P. Morgan Securities Inc.
EITF	Emerging Issues Task Force
Elm Road	Elm Road Generating Station
EPA	U.S. Environmental Protection Agency
EPC	Engineering, Procurement, and Construction
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN	FASB Interpretation No.
FSP	FASB Staff Position No.
FTR	Financial Transmission Rights
GCIM	gas cost incentive mechanism
GHG	greenhouse gas
heating degree days (HDD)	Measure of the extent to which the average daily temperature is below 65 degrees Fahrenheit, increasing demand for heating
IBEW	International Brotherhood of Electric Workers
interconnection agreement	Generation-Transmission Interconnection Agreement
Kewaunee	Kewaunee Nuclear Power Plant
kV	kilovolt
kVA	kilovolt ampere
kWh	kilowatt-hour
LIBOR	London Inter Bank Offer Rate
LIFO	Last-in-first-out pricing
LMP	Locational Marginal Pricing
MACT	Maximum available control technology
MAGAEL	MAGAEL, LLC
MAIN	Mid-America Interconnected Network, Inc.
MGE	Madison Gas and Electric Company
MGE Construct	MGE Construct LLC
MGE Energy	MGE Energy, Inc.
MGE Power	MGE Power LLC
MGE Power Elm Road	MGE Power Elm Road, LLC
MGE Power West Campus	MGE Power West Campus, LLC
MGE Transco	MGE Transco Investment, LLC
Midwest ISO	Midwest Independent System Operator (a regional transmission organization)
Moody's	Moody's Investors Service, Inc.
MRO	Midwest Reliability Organization
MW	megawatt
MWh	megawatt-hour
NAAQS	National Ambient Air Quality Standards
Nasdaq	The Nasdaq Stock Market
NNG	Northern Natural Gas Company
NOx	nitrogen oxide
OPEIU	Office and Professional Employees International Union
PGA	Purchased Gas Adjustment clause
PJM	PJM Interconnection, LLC (a regional transmission organization)
PM	Particulate matter
PSCW	Public Service Commission of Wisconsin
RTO	Regional Transmission Organization
S&P	Standard & Poor's Ratings Group, a division of McGraw-Hill Companies
SAB	Staff Accounting Bulletin
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards (issued by the FASB)
SO2	sulfur dioxide
the State	State of Wisconsin
Stock Plan	Direct Stock Purchase and Dividend Reinvestment Plan of MGE Energy
UW	University of Wisconsin at Madison
VIE	Variable Interest Entity
WCCF	West Campus Cogeneration Facility
WEPCO	Wisconsin Electric Power Company
Working capital	current assets less current liabilities
WPDES	Wisconsin Pollutant Discharge Elimination System
WPSC	Wisconsin Public Service Corporation

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

•

Transmission Investments— investing in companies engaged in the business of providing electric transmission services, such as ATC. In the fourth quarter of 2005, the investment in ATC was transferred from MGE to MGE Transco.

•

All Other—investing in companies and property which relate to the regulated operations, financing the regulated operations, or providing construction services to the other subsidiaries through its wholly owned subsidiaries MGE Construct, MAGAEL and CWDC, and Corporate functions.

MGE's utility operations represent a substantial portion of the assets, liabilities, revenues, expenses, and operations of MGE Energy. MGE Energy's nonregulated energy operations currently include a undivided interest in the assets of the West Campus Cogeneration Facility. Namely, pursuant to the WCCF Joint Ownership Agreement, MGE Power West Campus owns 55% of the facility, which represents its interest in the electric generating assets and the UW owns 45% of the facility, which represents their interest in the steam and chilled water assets. Nonregulated energy operations also include an undivided 8.33% ownership interest in each of two 615 MW generating units being constructed in Oak Creek, Wisconsin.

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

Electric Utility Operations

MGE generates and distributes electricity in a service area covering a 315-square-mile area of Dane County, Wisconsin. Its service area includes the city of Madison, Wisconsin.

At December 31, 2006, MGE supplied electric service to nearly 135,000 customers, with approximately 89% located in the cities of Fitchburg, Madison, Middleton, and Monona and 11% in adjacent areas. Of the total number of customers, approximately 87% were residential and 13% were commercial or industrial. Electric revenues for 2006, 2005, and 2004 were comprised of the following:

	Twelve Months Ended December 31,
	2006	2005	2004
Residential	34.2%	33.3%	34.9%
Commercial	51.8%	47.7%	49.3%
Industrial	5.5%	5.6%	5.9%
Public authorities (including the UW)	8.4%	7.4%	7.5%
Other utilities and other	0.1%	6.0%	2.4%
Total	100.0%	100.0%	100.0%

Electric operations accounted for approximately 63.3%, 60.8%, and 59.3% of MGE's total 2006, 2005, and 2004 regulated revenues, respectively.

See Item 2, Properties, for a description of MGE's electric utility plant.

MGE was a member of MAIN, a regional reliability group. As of December 31, 2005, the MAIN reliability council no longer exists. MGE has chosen to join the MRO as its regional reliability council. The essential purposes of the MRO are: (1) the development and implementation of regional and NERC reliability standards, and (2) determining compliance with those standards, including enforcement mechanisms. The MRO also provides other services consistent with its reliability charter.

Transmission

Reliability 2000 legislation enacted in Wisconsin mandated, among other things, the creation of a statewide transmission company to own the investor-owned utilities' transmission assets. Pursuant to these provisions, effective January 1, 2001, MGE transferred all of its electric utility transmission assets to ATC in exchange for an ownership interest in ATC. At December 31, 2006, MGE Transco held a 3.9% ownership interest in ATC as a result of the aforementioned assets transferred and subsequent additional capital contributions made.

ATC is owned and governed by the utilities that contributed facilities or capital in accordance with Wisconsin law. ATC's purpose is to provide reliable, economic transmission service to all customers in a fair and equitable manner. ATC plans, constructs, operates, maintains, and expands transmission facilities that it owns to provide adequate and reliable transmission of power. ATC is regulated by FERC for all rate terms and conditions of service and is a transmission-owning member of the Midwest ISO. MGE is a non-transmission owning member of the Midwest ISO.

Regional Transmission Organizations

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

As a FERC approved RTO, Midwest ISO is required to provide a real-time market-based mechanism for congestion management. On April 1, 2005, Midwest ISO implemented its bid-based energy market. At that time, MGE began offering substantially all of its generation on the Midwest ISO market and purchasing much of its load requirement from the Midwest ISO market in accordance with the Midwest ISO Tariff.

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

Fuel supply and generation

MGE satisfies its customers' electric demand with purchased power and internal generation. During the years ended December 31, 2006, 2005, and 2004, MGE's electric energy delivery requirements were satisfied by the following sources:

	Twelve Months Ended December 31,
	2006	2005	2004
Coal	48.7%	52.0%	61.8%
Natural gas	6.8%	10.0%	3.1%
Fuel oil	0.1%	0.1%	-
Renewable sources	0.7%	1.2%	1.4%
Purchased power	43.7%	36.7%	33.7%
Total	100.0%	100.0%	100.0%

Sources used depend on market prices, generating unit availability, weather, and customer demand.

Coal

MGE and two other utilities jointly own Columbia, a coal-fired generating facility, which accounts for 30% (225 MW) of MGE's net generating capability. Power from this facility is shared in proportion to each owner's ownership interest. MGE has a 22% ownership interest in Columbia. The other owners are Alliant, which operates Columbia, and WPSC. The Columbia units burn low-sulfur coal obtained (pursuant to long-term contracts) from the Powder River Basin coal fields located in Wyoming and Montana.

MGE's share of the coal inventory supply for the units decreased from 44 days on December 31, 2005, to 31 days on December 31, 2006. The co-owners' current goal is to maintain approximately a 35-day inventory.

MGE also owns the Blount Generating Facility located in Madison, Wisconsin, which is fueled by coal and gas. On January 19, 2006, MGE announced a plan, subject to certain conditions, that includes discontinuing coal use at the end of 2011 at Blount. The plant will continue to run on natural gas but will be reduced from its current approximate 190 MW capacity to 100 MW when coal burning is discontinued.

Natural gas and oil

MGE owns gas fired combustion turbines. These turbines are primarily located in Madison and Marinette, Wisconsin and have a total of 174 MW of generating capacity.

See discussion above for discussion of the Blount Generating Facility and see below discussion under Nonregulated Operations for MGE's interest in a natural gas-fired cogeneration facility on the UW campus.

Renewable generation sources

On September 29, 2006, MGE formalized plans to acquire 29.7 MW or 18 turbines in a wind-powered electric generating facility to be constructed in Worth County, Iowa. MGE's share will represent 26.5% of a larger wind generation facility known as the Top of Iowa Phase II Wind Power Project. MGE currently estimates that its costs to complete this project will be approximately $59 million and that a majority of these capital expenditures will be made in 2007. At December 31, 2006, MGE had incurred $10.7 million of costs on the project, which is reflected in the construction work in progress balance on MGE and MGE Energy's consolidated balance sheets. Construction of this facility is expected to be completed by December 31, 2007. MGE expects regulatory recovery of these costs. If approval is granted by the PSCW, MGE expects recovery to begin in 2008.

Purchased power

As mentioned under the discussion on "Regional Transmission Organizations" above, at the time Midwest ISO implemented its bid based energy market, MGE began offering substantially all of its generation on the Midwest ISO market and purchasing much of its load requirement from the Midwest ISO market in accordance with the Midwest ISO Tariff. Accordingly, the Midwest ISO market is the source of MGE's purchased power needs.

MGE also has purchase power contracts with three companies residing in the PJM market. These contracts provide a means for MGE to participate in the PJM market via the receipt of FTRs. Under these agreements MGE has the contractual right to 115 MW of power.

On July 16, 2004, MGE signed a 20-year power purchase agreement for 40 MW of wind energy to be located near Waupun, Wisconsin. At December 31, 2006, construction on this project had not begun, and discussions related to its viability were on-going. At December 31, 2006, no final decisions or financial commitments had been made. However, on February 21, 2007, MGE signed an amendment to this agreement. This amendment reduces the available MW under this agreement from 40 MW to 15 MW.

Gas Utility Operations

MGE transports and distributes natural gas in a service area covering 1,625 square miles in seven south-central Wisconsin counties. Its service area includes the city of Madison, Wisconsin.

On December 31, 2006, MGE supplied natural gas service to more than 138,000 customers in the cities of Elroy, Fitchburg, Lodi, Madison, Middleton, Monona, Prairie du Chien, Verona, and Viroqua; 24 villages; and all or parts of 45 townships. Of the total number of customers, approximately 89% were residential and 11% were commercial or industrial. Gas revenues for 2006, 2005, and 2004 were comprised of the following:

	Twelve Months Ended December 31,
	2006	2005	2004
Residential	55.0%	55.6%	57.2%
Commercial	38.3%	39.1%	38.3%
Industrial	3.6%	2.3%	1.5%
Transportation service and other	3.1%	3.0%	3.0%
Total	100.0%	100.0%	100.0%

Gas operations accounted for approximately 36.7%, 39.2%, and 40.7% of MGE's total 2006, 2005, and 2004 regulated revenues, respectively.

MGE can curtail gas deliveries to its interruptible customers. Approximately 6% of gas sold in 2006 and 5% of gas sold in 2005 was to interruptible customers.

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

By contract, a total of 4,935,272 Dth can be injected into ANR's storage fields in Michigan from April 1 through October 31. These gas supplies are then available for withdrawal during the subsequent heating season, November 1 through March 31. Using storage allows MGE to buy gas supplies during the summer season, when prices are normally lower, and withdraw these supplies during the winter season, when prices are typically higher. Storage also gives MGE more flexibility in meeting daily load fluctuations.

MGE's contracts for firm transportation service include winter maximum daily quantities of:

•

161,150 Dth (including 86,078 Dth of storage withdrawals) on ANR.

•

59,608 Dth on NNG.

Nonregulated Energy Operations

MGE Energy, through its subsidiaries, seeks to develop generation sources that will assist MGE in meeting the electricity needs of its customers. Decisions on the type of energy source and its size, timing, ownership, and financing depend upon a number of factors including the growth of customer demand in MGE's service area and surrounding areas, the effectiveness of customer demand management efforts, the costs and availability of alternative power sources, the availability of transmission capacity, issues associated with siting power generation sources, available financing and ownership structures, regulatory treatment and recovery, construction lead times and risks, and other factors. The decisions tend to involve long-time horizons due to the lead time involved in siting and constructing new generation sources and the associated transmission infrastructure.

WCCF

MGE Energy, through MGE Power, MGE Power West Campus, and MGE Construct, has constructed a natural gas-fired cogeneration facility on the UW campus. As of December 31, 2006, MGE Power West Campus had incurred $103.3 million (excluding capitalized interest) of costs on the project, which is reflected in Property, Plant, and Equipment on MGE and MGE Energy's consolidated balance sheets.

The facility has the capacity to produce 20,000 tons of chilled water, 500,000 pounds per hour of steam, and approximately 150 MW of electricity. The UW and MGE Power West Campus jointly own the facility and each have an undivided interest. The UW owns 45% of the facility, which represents its interest in the chilled-water and steam assets. These assets are used to meet the UW's growing need for air-conditioning and steam-heat capacity. MGE Power West Campus owns 55% of the facility, which represents its interest in the electric generating assets. These assets are used to provide electricity to MGE's customers. The UW's share of the plant and portion of the earnings from the WCCF are not reflected in the consolidated financial statements of MGE or MGE Energy.

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

MGE received approval from the PSCW to collect approximately $12.1 million in carrying costs incurred by MGE Power West Campus during construction of the facility. MGE is collecting these costs in rates over a period of ten years. Of these costs, $4.1 million relate to the capitalized interest and the debt portion of the facility. These costs are recognized over the period in which the facility is being depreciated (40 years). The remaining amount of $8.0 million represents the equity portion and is being recognized over the ten-year period for recovery in rates. Additionally, MGE Power West Campus records nonregulated revenues related to management, demolition, and removal fees.

Elm Road

On November 4, 2005, MGE Power Elm Road closed on the exercise of an option to acquire an undivided 8.33% ownership interest in each of two 615 MW advanced technology, coal-fired generating units being constructed by We Energies in Oak Creek, Wisconsin. MGE Power Elm Road's estimated share of capital costs for its 8.33% ownership interest in both units is approximately $171 million which it intends to finance primarily through funds received from MGE Energy. MGE Energy expects that these funds will be raised through the sale of common stock (via the Stock Plan), short-term debt, and normal operations. At December 31, 2006, MGE Power Elm Road had incurred $53.5 million (excluding capitalized interest) of costs on the project, which is reflected in the Construction Work In Progress balance on MGE and MGE Energy's consolidated balance sheets. Of this amount, $3.3 million has not yet been paid.

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

On November 1, 2005, MGE received approval from the PSCW to defer payments made to MGE Power Elm Road for carrying costs during construction of the facility, management fees, and community impact mitigation costs. MGE began collecting the carrying costs in rates in 2006. MGE estimates total carrying costs to be approximately $54.3 million. Of these costs, $21.7 million is estimated to relate to the capitalized interest and the debt portion of the facility. These costs will be recognized over the period in which the facility will be depreciated. The remaining $32.6 million is estimated to represent the equity portion and is being recognized over the period recovered in rates.

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

Air quality

Air quality regulations promulgated by the EPA and DNR in accordance with the Federal Clean Air Act and the Clean Air Act Amendments of 1990 impose restrictions on emission of particulates, sulfur dioxide (SO2) nitrogen oxides (NOx) and other pollutants and require permits for operation of emission sources. These permits have been obtained by MGE and must be renewed periodically. Various initiatives, including the Clean Air Interstate Rule (CAIR), Clean Air Mercury Rule (CAMR), maximum achievable control technology (MACT) standards and Regional Haze Regulations, as well as existing and proposed state mercury emissions limits, may result in additional operating and capital expenditure costs.

The CAIR requires NOx and SO2 emission reductions in two phases and includes a regional cap-and-trade system. The first phase begins in 2009 for NOx and 2010 for SO2, and contemplates reductions of 55% and 40%, respectively, increasing in the second phase by 2015 to 65% and 70%, respectively; in each case over 2003 levels. In 2009 CAMR seeks to reduce mercury emissions from coal-fired power plants through a system of monitoring and several compliance options to reduce mercury emissions, including equipment installations and allowance trading options through a cap-and-trade system. Blount and Columbia Stations would be affected by both CAIR and CAMR, and West Marinette and Fitchburg substations would be affected by CAIR. The actual costs to MGE of such compliance are difficult to estimate but are expected to be recoverable in rates, subject to PSCW approval.

The Clean Air Act also requires the EPA to develop standards to control major sources of hazardous air pollutants to levels consistent with the lowest-emitting facilities in similar source categories (i.e., MACT standards). The EPA has adopted final MACT standards for industrial, commercial, and institutional boilers, which apply to MGE in 2007. Compliance with the MACT standards may affect capital expenditures and operating and maintenance expenses at Blount and Columbia Stations.

Preliminary DNR air modeling indicates that emissions from Columbia may impair visibility at certain Class I Scenic Areas and may therefore be subject to Regional Haze and Best Available Retrofit Technology (BART) regulations. DNR expects to submit rules on BART to EPA by 2008. BART becomes effective in 2013. The actual costs of any compliance that may be required are difficult to estimate at this time but are expected to be recovered in rates.

In 1998, the EPA issued a rule that imposed a NOx emission budget for emission sources in Wisconsin. In 2000, the Court of Appeals for the District of Columbia invalidated a portion of the rule as applied to Wisconsin; however, the Court stayed that portion of the challenge concerning Wisconsin's alleged impacts on downwind, eight-hour ozone nonattainment areas. EPA has also stayed that portion of the rule concerning Wisconsin alleged impacts on downwind eight-hour ozone nonattainment areas. If that portion of the rule concerning eight-hour ozone nonattainment areas is upheld, the resulting NOx emission budget for Wisconsin could potentially affect the level of permissible NOx emissions from Blount, Columbia, and WCCF. The new NOx limits could increase capital expenditures and operating and maintenance expenses at those facilities but are expected to be recoverable in rates.

The EPA recently lowered the acceptable 24-hour National Ambient Air Quality Standards (NAAQS) for fine particulate matter, i.e., particles that are 2.5 microns or smaller in diameter and is requiring states to monitor and collect data on fine particulate levels in order to establish attainment and nonattainment areas for the new standard. States (including Wisconsin) determine designation by county and/or area based on whether the county/area meets the NAAQS (designated as attainment) or the county does not meet the NAAQS (designated as nonattainment), as measured by air monitors placed in that county/area. Preliminary designations of attainment and nonattainment areas/counties are due to the EPA in December 2007 with final designation in 2009 and implementation to begin after 2010. Results from air monitors during the 2006 calendar year and beyond will play a role in designation status (attainment or nonattainment). Designations of nonattainment could affect capital, operational and maintenance expenses at generating facilities. However, it is unknown at this time whether any of MGE's generating facilities would be impacted and to what extent.

Water quality

MGE is subject to water quality regulations issued by the DNR. These regulations include categorical-effluent discharge standards, which require the use of effluent-treatment processes equivalent to categorical "best practicable" or "best available" technologies under compliance schedules established under the Federal Water Pollution Control Act. The DNR has published categorical regulations for chemical and thermal discharges from electric-steam generating plants. The regulations limit discharges from MGE's plants into Lake Monona and other Wisconsin waters. The State has also proposed rules regarding thermal discharge which are subject to comment and further modification. Depending on the terms of the final rules, MGE may be required to make significant additional capital expenditures but are expected to be recoverable in rates.

In 2004, the EPA promulgated final rules under Section 316(b) of the Clean Water Act addressing cooling water intake structures for existing large power plants. A challenge to these rules was upheld in a January 2007 court decision and significant parts of the rule were remanded to the EPA for further consideration. Absent an appeal, EPA will need to modify and/or reissue significant portions of the rule to comply with the court's ruling. The ruling, and EPA's actions in response, which may change the compliance requirements, may affect the timing and costs associated with MGE's WPDES permit for Blount and possibly the WPDES permit for the Oak Creek/Elm Road facility. At this time, MGE is unable to determine the timing or amount of that impact.

Solid waste

MGE is listed as a potentially responsible party for a site the EPA has placed on the national priorities Superfund list. The Lenz Oil site in Lemont, Illinois, was used for storing and processing waste oil for several years. This site requires clean up under the Comprehensive Environmental Response, Compensation and Liability Act. A group of companies, including MGE, is currently working on cleaning up the site. Management believes that its share of the final cleanup costs for the Lenz Oil site will not result in any materially adverse effects on MGE's operations, cash flows, or financial position. Insurance may cover a portion of the cleanup costs. Management believes that the cleanup costs not covered by insurance will be recovered in current and future rates. As of December 31, 2006, a $0.1 million liability was accrued for this matter.

Global climate change

The United States is currently not a party to the United Nations' Kyoto Protocol that became effective for signatories on February 16, 2005. The Protocol process generally requires developed countries to cap greenhouse gas (GHG) emissions at certain levels during the 2008 to 2012 time period. Although GHG are not currently regulated, MGE recognizes that these gases—particularly carbon dioxide (CO2), which is released in the burning of fossil fuels—may face future legislative or regulatory restrictions. Several bills to limit GHGs have been proposed in the U.S. Congress, and several states, including Wisconsin, have proposed actions. These restrictions could result in significant costs to reduce CO2 emissions from fossil fuel-fired generation sources such as coal. MGE does not yet know the amounts of these expenditures or the period of time over which they may be required. Nonetheless, MGE is taking steps to lower its CO2 emission rates, including replacing coal operations at its Blount Station with new, cleaner coal generation, increased use of renewable energy (primarily wind), and heightened customer conservation programs.

Employees

As of December 31, 2006, MGE had 740 employees. MGE employs 254 employees who are covered by a collective bargaining agreement with Local Union 2304 of the International Brotherhood of Electrical Workers, and 106 employees who are covered by a collective bargaining agreement with Local Union No. 39 of the Office and Professional Employees International Union. Both of these collective bargaining agreements expire on April 30, 2009. There are also 5 employees covered by a collective bargaining agreement with Local Union No. 2-111 of the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial, and Service Workers International Union. This collective bargaining agreement expires on November 1, 2009.

Financial Information About Segments

See Footnote 25 of the Notes to Consolidated Financial Statements for financial information relating to MGE Energy's and MGE's business segments.

Executive Officers of the Registrants

Executive	Title	Effective Date	Service Years as an Officer
Gary J. Wolter(a) Age: 52	Chairman of the Board, President and Chief Executive Officer President and Chief Executive Officer	02/01/2002 02/01/2000	17
Lynn K. Hobbie(b) Age: 48	Senior Vice President	02/01/2000	11
Mark T. Maranger(b,c) Age: 58	Senior Vice President, MGE	04/09/2001	5
James G. Bidlingmaier(b) Age: 60	Vice President - Admin. and Chief Information Officer	02/01/2000	7
Kristine A. Euclide(b) Age: 54	Vice President and General Counsel, MGE	11/15/2001	5
Terry A. Hanson(a) Age: 55	Vice President, Chief Financial Officer and Secretary	10/01/2001	15
Scott A. Neitzel(b) Age: 46	Vice President - Energy Supply Vice President- Energy Supply Policy Vice President - Business Development and Fuels	09/01/2006 07/01/2002 09/22/2000	9
Jeffrey C. Newman(a) Age: 44	Vice President and Treasurer	01/01/2001	9
Peter J. Waldron(b) Age: 49	Vice President and Operations Officer Vice President - Energy Supply Operations Vice President - Power Supply	09/01/2006 07/01/2002 04/24/1998	10

Note: Ages, years of service, and positions as of December 31, 2006.

(a)

Executive officer of MGE Energy and MGE

(b)

Executive officer of MGE

(c)

Retired as of January 1, 2007

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

Our business is subject to regulation at the State and Federal levels. We are subject to regulation as a holding company by the PSCW. MGE is regulated by the PSCW as to its rates, terms and conditions of service; various business practices and transactions; financing; and transactions between it and its affiliates, including MGE Energy. MGE is also subject to regulation by the FERC, which regulates certain aspects of its business. The regulations adopted by the State and Federal agencies affect the manner in which we do business, our ability to undertake specified actions since pre-approval or authorization may be required, the costs of operations, and the level of rates charged to recover such costs. Our ability to attract capital is also dependent in part, upon our ability to obtain a fair return from the PSCW.

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

We are subject to environmental laws and regulations which affects our costs and business plans.

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

MGE is a member of the Midwest ISO, a FERC-approved RTO. Effective April 1, 2005, Midwest ISO implemented its bid-based energy market. MGE cannot predict the impact the new market may ultimately have on its electric operations. Also, the ability of Midwest ISO to maintain its members is an important factor in the success of its operations.

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

We face construction risk in connection with the completion of several generating units.

We have assumed risks under the agreements related to our 8.33% ownership interest in two 615 MW coal-fired generating units being constructed in Oak Creek, Wisconsin and our ownership interest in a 29.7 MW wind-powered generating facility being constructed in Worth County, Iowa. The completion of these projects is subject to construction risks over which we will have limited or no control and which might adversely affect project costs and completion time. These risks include shortages of, the inability to obtain, or the cost of, labor or materials; the inability of the general contractor or subcontractors to perform under their contracts; strikes; adverse weather conditions; the inability to obtain necessary permits in a timely manner and changes in applicable laws or regulations; governmental actions; and events in the global economy. In addition, in the case of the units being constructed in Oak Creek, if the units' final construction costs exceed the fixed costs allowed in the PSCW order, this excess will not be recoverable from MGE or its customers unless specifically allowed by the PSCW. Any Oak Creek project costs above the authorized amount, but below a 5% cap, will be subject to a prudence determination made by the PSCW.

The start of construction was delayed by litigation related to environmental matters. Thus, We Energies estimates that project costs will increase. MGE Power Elm Road's estimated share of the increase is approximately $4.0 million. This represents an increase of approximately 2.4% in the total cost of the project. We Energies believes these costs are ultimately recoverable under the terms of the lease agreements, however, recovery is subject to final calculation of costs and also to review and approval by the PSCW.

In addition, although We Energies obtained the reissuance of a WPDES permit that is required for operation of the Oak Creek/Elm Road water intake and discharge system, litigation has continued regarding the applicable standard and the resulting reissuance. An adverse decision in those proceedings could further increase construction costs and delay operation.

Financial Risk

We are exposed to commodity price risk relating to our purchases of natural gas, electricity, coal and oil.

We face commodity price risk exposure with respect to our purchases of natural gas, electricity, coal and oil, SO2 allowances and risk through our use of derivatives, such as futures, forwards and swaps, to manage that commodity price risk. We could experience increased costs as a result of volatility in the market values of those commodities. We could also experience losses on our derivative contracts as a result of that market value volatility or if a counterparty fails to perform under a contract. In the absence of actively quoted market prices and pricing information from external sources, the valuation of these derivative contracts involves our exercise of judgment and use of estimates. As a result, changes in the underlying assumptions or use of alternative valuation methods could affect the reported fair value of these contracts.

We are exposed to interest rate risk.

We are exposed to interest rate risk on our variable rate financing. MGE Energy had $57 million of variable-rate debt outstanding at December 31, 2006, including $29.5 million for MGE. Borrowing levels under commercial paper arrangements vary from period to period depending upon capital investments and other factors. Such interest rate risk means that we are exposed to increased financing costs and associated cash payment as a result of changes in the short-term interest rates.

Market performance affects our employee benefit plan asset values.

The performance of the capital markets affects the values of the assets that are held in trust to satisfy the future obligations under our pension and postretirement benefit plans. We have significant obligations in these areas and hold significant assets in these trusts. A decline in the market value of those assets may increase our current and longer-term funding requirements for these obligations.

We are exposed to credit risk primarily through our regulated energy business.

Credit risk is the loss that may result from counterparty nonperformance. We face credit risk primarily through MGE's regulated energy business. Failure of contractual counterparties to perform their obligations under power purchase agreements, commodity supply arrangements or other agreements may result in increased expenses for MGE as a result of being forced to cover the shortfall in the spot or short-term market, where prices may be more volatile.

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

Item 1B. Unresolved Staff Comments.

MGE Energy and MGE

None.

Item 2. Properties.

Electric Generation

Net generating capability in service at December 31, 2006, was as follows:

Plants	Location	Commercial Operation Date	Fuel	Net Capability (MW)	No. of Units
Steam plants:
Columbia	Portage, WI	1975 & 1978	Low-sulfur coal	225(1,2)	2
Blount	Madison, WI	1957 & 1961	Coal/gas	97(3)	2
		1938 & 1943	Gas	39	2
		1949	Coal/gas	22	1
		1964-1968	Gas/oil	28	4
WCCF	Madison, WI	2005	Gas/oil	149(4,5)	2
Combustion turbines	Madison, WI Marinette, WI	1964-2000	Gas/oil	174	6

Portable generators	Madison, WI	1998-2001	Diesel	44	55

Wind turbines	Townships of Lincoln and Red River, WI	1999	Wind	2	17
Total				780

(1)

Baseload generation.

(2)

MGE's 22% share of two 512-MW units. The other owners are Alliant, which operates Columbia, and WPSC.

(3)

On January 19, 2006, MGE announced that it would cease coal-fired generation at Blount in 2011, subject to certain conditions, including regulatory approvals.

(4)

Facility is jointly owned. MGE Power West Campus owns a controlling interest in the electric generation plant and the UW owns a controlling interest in the chilled-water and steam plants. MGE leases the electric generating assets owned by MGE Power West Campus and is responsible for operating the facility. Amounts shown represent MGE's share of the net capability.

(5)

Based on the terms of the joint plant agreement between MGE and the UW, the UW has the ability to reduce net capability of these units by approximately 27 MW in the winter and approximately 17 MW in the summer.

Electric and Gas Distribution Facilities

Major electric distribution lines and substations in service at December 31, 2006, which are owned by MGE, are as follows:

	Miles
Distribution lines:	Overhead	Underground
69 kV	7	1
13.8 kV and under	931	1,010

Distribution:	Substations	Installed Capacity (kVA)
69-13.8 kV	26	929,000
13.8-4 kV	31	285,967

Gas facilities include 2,373 miles of distribution mains, which are owned by MGE.

A significant portion of the electric and gas distribution facilities is located over or under highways, streets, other public places or property owned by others, for which permits, grants, easements or licenses, deemed satisfactory by MGE but without examination of underlying land titles, have been obtained.

Transmission Facilities

As required by Wisconsin law, MGE and other Wisconsin electric utilities transferred their electric transmission assets to ATC on January 1, 2001. MGE received an ownership interest in ATC in exchange for its transmission plant and related deferred taxes and deferred investment tax credits. MGE receives a return on its investment in ATC that is approximately equal to the return it would have earned by retaining its transmission facilities. A small portion of the 69 kV lines and substations has been classified as distribution assets.

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

MGE Energy and MGE

None.

PART II.

Item 5. Market for Registrants' Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market for Common Equity

MGE Energy

MGE Energy common stock is traded on Nasdaq under the symbol MGEE. On February 1, 2007, there were approximately 18,877 registered shareholders of record. The following table shows high and low sale prices for the common stock on Nasdaq for each quarter over the past two years.

	Common stock price range
	High	Low
2006
Fourth quarter	$37.00	$32.17
Third quarter	$34.09	$29.23
Second quarter	$33.33	$29.20
First quarter	$35.18	$30.39

2005
Fourth quarter	$37.25	$32.20
Third quarter	$38.75	$33.34
Second quarter	$37.91	$30.50
First quarter	$37.24	$32.37

MGE

As of February 1, 2007, there were 17,347,889 outstanding shares of common stock, all of which were held by MGE Energy. There is no public trading market for shares of common stock of MGE.

Dividends

MGE Energy and MGE

The following table sets forth MGE Energy's and MGE's quarterly cash dividends declared during 2006 and 2005:

	2006				2005
(Per share)	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.
MGE Energy	$0.348	$0.348	$0.345	$0.345	$0.345	$0.345	$0.342	$0.342
MGE	$ -	$ -	$6,499	$6,498	$6,487	$6,485	$6,423	$6,436

See "Liquidity and Capital Resources - Financing Activities" under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for a description of restrictions applicable to dividend payments by MGE.

Issuer Purchases of Equity Securities

MGE Energy and MGE.

None.

Item 6. Selected Financial Data.

MGE Energy

(In thousands, except per-share amounts)

	For the years ended December 31,
Summary of Operations	2006	2005	2004	2003	2002
Operating revenues:
Regulated electric	$318,912	$310,984	$250,386	$241,745	$224,987
Regulated gas	185,226	200,533	171,763	159,802	122,109
Nonregulated	3,408	1,853	2,732	1,023	-
Total	507,546	513,370	424,881	402,570	347,096
Operating expenses	413,150	439,629	350,213	330,124	278,105
Other general taxes	15,402	13,269	12,715	11,592	10,861
Operating income	78,994	60,472	61,953	60,854	58,130
Other income	4,329	4,938	3,927	1,888	2,859
Interest expense, net	(15,001)	(13,448)	(11,384)	(12,201)	(13,069)
Income before taxes	68,322	51,962	54,496	50,541	47,920
Income tax provision	(25,899)	(19,871)	(20,656)	(19,901)	(18,727)
Net income	$ 42,423	$ 32,091	$ 33,840	$ 30,640	$ 29,193
Average shares outstanding	20,564	20,436	19,119	17,894	17,311
Basic and diluted earnings per share	$2.06	$1.57	$1.77	$1.71	$1.69
Dividends declared per share	$1.39	$1.37	$1.36	$1.35	$1.34

Assets
Electric	$547,150	$533,896	$466,897	$433,385	$421,771
Gas	228,639	233,139	205,738	185,382	154,806
Assets not allocated	12,270	21,013	25,894	24,650	52,819
Nonregulated energy operations	177,234	143,101	98,751	49,446	-
Transmission investments	38,470	35,239	32,542	27,886	-
All others	298,261	276,565	272,211	205,735	182,925
Eliminations	(319,792)	(326,046)	(273,262)	(200,477)	(162,306)
Total	$982,232	$916,907	$828,771	$726,007	$650,015

Capitalization including Short-Term Debt
Common shareholders' equity	$375,348	$343,883	$338,197	$263,070	$227,370
Long-term debt*	252,284	222,312	202,257	222,204	192,149
Short-term debt	57,000	82,500	53,275	31,680	34,298
Total Capitalization	$684,632	$648,695	$593,729	$516,954	$453,817

*Includes current maturities.

Item 7. Management's Discussion and Analysis of Financial Condition and

Results of Operations.

General

MGE Energy is a holding company operating through subsidiaries in five business segments: electric utility operations, gas utility operations, nonregulated energy operations, transmission investments, and all other. Our principal subsidiary is MGE, which conducts our electric utility and gas utility operations and represents a substantial portion of our assets, liabilities, revenues, and expenses. MGE generates and distributes electricity to nearly 135,000 customers in Dane County, Wisconsin, including the city of Madison, and purchases and distributes natural gas to more than 138,000 customers in the Wisconsin counties of Columbia, Crawford, Dane, Iowa, Juneau, Monroe, and Vernon.

Our nonregulated energy operations have been formed to lease and own new electric generating capacity. Our nonregulated energy operations relate principally to the leasing of the cogeneration project on the UW-Madison campus. The WCCF facility began producing electricity on April 26, 2005. Our nonregulated energy operations also include an undivided 8.33% ownership interest in each of two 615 MW generating units being constructed in Oak Creek, Wisconsin. Both of these operations are included in MGE's consolidated financial statements as a result of the accounting requirements of FIN 46R.

The transmission investment segment consists of our investment in ATC and the related equity earnings.

Our all other segment includes corporate operations and services, as well as certain construction services.

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

Results of Operations

Year Ended December 31, 2006, Versus the Year Ended December 31, 2005

Executive Summary

In 2006, our earnings were $42.4 million or $2.06 per share compared to $32.1 million or $1.57 per share in the prior year. Results for 2005 were adversely impacted by the natural disasters in the Gulf of Mexico. These disasters and the related damage to the energy infrastructure, resulted in abnormally high fuel and purchased power costs that were not entirely recovered from our customers, and ultimately, lower 2005 earnings.

During 2006, utility operations experienced an increase in electric revenues of $7.9 million or 2.5%. This increase is attributable to an increase in rates, offset by decreases in retail volumes, sales for resale, and other electric revenues.

On December 12, 2005, the PSCW authorized MGE to increase 2006 electric revenues by $35.9 million. This increase was implemented to cover forecasted increases in fuel costs and the cost of additional facilities such as MGE Power West Campus and MGE Power Elm Road. During 2006, this authorized increase was partially offset by an interim credit issued by the PSCW.

For the year ended December 31, 2006, actual electric fuel costs were lower than those included in the aforementioned rate order. In 2006, fuel used for generation decreased $15.8 million or 24.3% compared to 2005. Additionally, purchased power expense decreased $4.5 million or 5.5% compared to 2005. As a result of lower actual fuel costs during 2006, the PSCW approved an interim credit and electric rates during this period were subject to refund. In response, MGE recorded a $19.1 decrease to other electric revenues to reflect the refund and credit due to customers. This amount includes $0.4 million in carrying costs incurred. As of December 31, 2006, $16.8 million of this amount had been credited on customers bills. The remaining $2.3 million is expected to be refunded to customers in March 2007.

During the year ended December 31, 2006, gas revenues decreased $15.3 million or 7.6%. This decrease is attributable to a 7.3% decrease in the cost per therm of gas and a decrease in gas deliveries.

Operation and maintenance expenses increased $8.5 million during the year ended December 31, 2006. This increase is primarily due to higher general and administrative expenses.

Electric Utility Operations

Electric sales and revenues

The following table compares MGE's electric retail revenues and electric kWh sales by customer class during the years ended December 31, 2006 and 2005:

(In thousands)	Revenues			kWh Sales
	2006	2005	% Change	2006	2005	% Change
Residential	$109,178	$103,674	5.3%	809,560	842,758	(3.9%)
Commercial	165,147	148,294	11.4%	1,772,385	1,774,035	(0.1%)
Industrial	17,765	17,432	1.9%	286,546	302,294	(5.2%)
Other - retail/municipal	26,710	22,863	16.8%	384,222	357,542	7.5%
Total retail	318,800	292,263	9.1%	3,252,713	3,276,629	(0.7%)
Sales for resale	5,585	17,527	(68.1%)	94,988	187,338	(49.3%)
Other revenues	(5,473)	1,194	(558.4%)	-	-	-
Total	318,912	$310,984	2.5%	3,347,701	3,463,967	(3.4%)
Cooling degree days (normal 634)				637	847	(24.8%)

Electric operating revenues were up 2.5% in 2006 due to the following:

(In millions)	2006
Rate changes	$28.8
Volume	(2.3)
Sales for resale	(11.9)
Other revenues	(6.7)
Total	$7.9

•

Rates. On December 12, 2005, the PSCW authorized MGE to increase 2006 electric revenues by $35.9 million to cover rising fuel and purchased power costs and the cost of additional facilities needed to meet the rising electric needs of MGE's customers.

On March 9, 2006, the PSCW approved an interim fuel credit to reduce electric rates by $0.00069 per kWh as a result of lower January fuel costs than those in the aforementioned rate order. This credit was applied to rates as of March 9, 2006. Per the terms of the order issued on March 9, 2006, MGE's rates were also subject to refund. On May 25, 2006, the PSCW approved a stipulation filed by MGE. Under this stipulation, the interim credit was increased by $0.00454 per kWh. The aforementioned orders resulted in a $16.8 million reduction to customer bills for the year ended December 31, 2006.

On December 21, 2004, the PSCW authorized MGE to increase 2005 electric revenues by $27.4 million. Due to the natural disasters in the Gulf of Mexico and the abnormally high fuel costs that resulted, on November 11, 2005, the PSCW approved an interim fuel surcharge. During 2005, MGE recorded $1.7 million in additional electric revenues under this interim order.

•

Sales for resale. During 2006, sales for resale decreased $11.9 million. Sales for resale include transactions conducted on the PJM and Midwest ISO markets reflecting our involvement in the PJM and Midwest ISO markets since their establishment on May 1, 2004, and April 1, 2005, respectively. MGE has recorded transactions on the PJM and Midwest ISO markets in which we are buying and selling power within the same period to meet our electric energy delivery requirements on a net basis. This treatment resulted in a $154.4 million and $122.2 million reduction to sales for resale and purchased power expense for the years ended December 31, 2006, and December 31, 2005, respectively. The decrease in sales for resale for the year ended December 31, 2006, when compared to the same period in the prior year is largely attributable to a change in the relationship between the cost of purchased power and the cost of internal generation. Namely, during 2006 the cost to purchase power in certain periods was less than the cost to internally generate. Accordingly, MGE was purchasing more power from the market than they were selling power into the market for the year ended December 31, 2006, when compared to the same period in 2005.

•

Volume. During 2006, there was a 0.7% decrease in total retail sales volumes. This decrease is primarily attributable to cooler temperatures during the summer months. Cooling degree days for the year ended December 31, 2006, decreased 24.8% from 847 for the year ended December 31, 2005, to 637 for the year ended December 31, 2006.

•

Other Revenues. Other electric revenues decreased $6.7 million for the twelve months ended December 31, 2006, compared to the same period in the prior year. During the twelve months ended December 31, 2006, MGE recorded a net $2.3 million reduction to other electric revenues to account for the effects of the interim orders described above under "Rates."

During the year ended December 31, 2006, MGE recovered in electric rates carrying costs on WCCF and Elm Road. MGE recorded a $5.2 million adjustment to other electric revenues to eliminate the recognition of revenue related to these costs in the electric segment as revenue related to these carrying costs is recorded by MGE Power Elm Road and MGE Power West Campus (see discussion of these revenues in the "nonregulated operations revenue" section).

For the year ended December 31, 2005, MGE recorded a $0.8 million adjustment to other electric revenues to eliminate the recognition of revenues related to carrying costs on MGE Power West Campus.

Electric fuel and purchased power

In 2006, fuel used for electric generation decreased $15.8 million, or 24.3%, compared to 2005. The per-unit cost of internal generation decreased 11.3% for the year ended December 31, 2006, when compared to the same period in the prior year, reflecting the decreased cost of natural gas. Recall that fuel costs in 2005 were abnormally high due to the natural disasters that occurred in the Gulf of Mexico and the reduction in natural gas supplies that resulted.

The volume of internal generation also decreased during this period reflecting a shift between internal generation and purchased power. Namely, MGE found that during certain time periods it was more cost effective to satisfy demand through purchased power, rather than internal generation.

Despite a 14.5% increase in the volume of purchased power for the year ended December 31, 2006, purchased power expense decreased by $4.5 million, or 5.5%. This decrease reflects a 17.5% decrease in the per-unit-cost partially offset by the aforementioned increase in volume.

MGE has recorded transactions on the PJM and Midwest ISO markets in which we are buying and selling power within the same period to meet our electric energy delivery requirements on a net basis. This treatment resulted in a $154.4 million and $122.2 million reduction to purchased power expense for the years ended December 31, 2006, and December 31, 2005, respectively.

Electric operating expenses

Electric operating expense increased $7.9 million in 2006. The following changes contributed to the net change in electric operating expenses for 2006:

(In millions)	2006
Increased rent expense (a)	$4.9
Increased other general and administrative expenses	2.7
Increased transmission costs	0.1
Decreased production costs	(0.8)
Increased distribution costs	0.4
Increased customer services, promotions, and account costs	0.6
Total	$7.9

(a)

This increase relates to the commencement of the leasing arrangement between MGE and MGE Power West Campus on April 26, 2005. In accordance with the terms of this leasing arrangement, the electric segment recorded $15.0 million and $10.1 million in rent expense for the years ended December 31, 2006, and December 31, 2005, respectively. Upon consolidation, this amount is eliminated.

Electric maintenance expense

In 2006, electric maintenance expense increased $1.1 million, or 8.4%, due to a increase in the maintenance of distribution assets ($1.0 million) and the maintenance of general and administrative facilities ($0.1 million).

Electric depreciation

Electric depreciation expense increased $0.8 million in 2006. This increase is attributable to additions to electric production assets at the Columbia and Blount facilities.

Gas Utility Operations

Gas deliveries and revenues

The following table compares MGE's gas retail revenues and gas delivered by customer class during each of the years ended December 31, 2006 and 2005:

(In thousands)	Revenues			Therms delivered
	2006	2005	% Change	2006	2005	% Change
Residential	$101,771	$ 111,509	(8.7%)	84,354	91,887	(8.2%)
Commercial/industrial	77,681	82,956	(6.4%)	82,255	82,661	(0.5%)
Total retail	179,452	194,465	(7.7%)	166,609	174,548	(4.5%)
Gas transportation	2,644	2,881	(8.2%)	36,385	45,435	(19.9%)
Other revenues	3,130	3,187	(1.8%)	-	-	-
Total	$185,226	$200,533	(7.6%)	202,994	219,983	(7.7%)
Heating degree days (normal 7,108)				6,520	6,840	(4.7%)

Gas revenues decreased 7.6% in 2006 due to the following:

(In millions)	2006
Gas costs/rates	$ (6.5)
Gas deliveries	(8.5)
Gas transportation	(0.2)
Other effects	(0.1)
Total	$(15.3)
Average rate per therm of retail customers	$1.08

•

Gas costs/rates. Gas costs decreased significantly for the year ended December 31, 2006, from those costs experienced for the year ended December 31, 2005. MGE's natural gas rates are subject to a fuel adjustment clause designed to recover or refund the difference between the actual cost of purchased gas and the amount included in rates. Differences between the amounts billed to customers and the actual costs recoverable are deferred and recovered or refunded in future periods by means of prospective monthly adjustments to rates. As a result of a decrease in gas prices, MGE's average rate per therm for retail customers in 2006 decreased 3.3%.

•

Retail gas deliveries. In 2006, retail gas deliveries decreased 4.5%. This decrease is primarily attributable to warmer temperatures. Heating degree days for the year ended December 31, 2006, were 6,520 compared to 6,840 for the same period in the prior year.

•

Transportation and other gas revenues. In 2006, there was a $0.3 million decrease in transportation and other gas revenues. This decrease represents a $0.2 million decrease in transportation revenues and a $0.1 million decrease in revenues earned under the GCIM and other miscellaneous gas revenues. Under MGE's GCIM, if actual gas commodity costs are above or below a benchmark set by the PSCW, then MGE's gas sales service customers and shareholders share equally in any increased costs or savings. The PSCW allows MGE to resell gas pipeline capacity reserved to meet peak demands but not needed every day to serve customers. Revenues from capacity release that exceed or fall short of PSCW-targeted levels are shared equally. In 2006 and 2005, MGE shareholders received the benefit of $2.5 million and $2.7 million from capacity release revenues and commodity savings under the GCIM, respectively.

Natural gas purchased

In 2006, natural gas purchased decreased $16.8 million, or 11.5%. This decrease is primarily due to lower average wellhead prices. Natural gas prices (cost per therm) decreased 7.3% in 2006. As mentioned, in 2005 natural gas prices were atypically high due to the natural disasters that occurred in the Gulf of Mexico. For the year ended December 31, 2006, the amount of natural gas purchased also decreased from those levels experienced for the same period in the prior year. Due primarily to lower retail sales volumes, the volume of natural gas purchased decreased 4.6% for the year ended December 31, 2006.

Gas operating expenses

Gas operating expense increased $4.1 million, or 15.3%, in 2006. The following changes contributed to the net change in gas operating expense for the year:

(In millions)	2006
Increased production costs	$0.4
Increased other administrative and general expenses	2.0
Increased distribution costs	0.2
Increased customer services, promotions, account costs	1.5
Total	$4.1

Gas maintenance expenses

Gas maintenance expense for the year ended December 31, 2006, did not change from the $2.3 million experienced for the same period in the prior year. This expense primarily relates to maintenance work performed on distribution assets.

Gas depreciation

Gas depreciation expense increased $0.4 million in 2006 as a result of additional gas plant assets. For example, during the year ended December 31, 2006, additional mains, services, and meters were placed in service.

Other Income (Expense)

Other expense for the year ended December 31, 2006, for the electric and gas segments was $1.0 million, compared to other income of $0.1 million for the same period in the prior year. During 2006, the gas and electric segments recognized a total of $2.2 million in charitable contributions. This expense was partially offset by $0.6 million in AFUDC-equity and $0.6 million in other miscellaneous income. The other miscellaneous income includes a $0.6 million gain on our heating degree day instrument.

For the year ended December 31, 2005, the gas and electric segments recognized a total of $0.4 million in AFUDC-equity funds and a $0.1 million gain on the sale of assets. This income was offset by $0.2 million in charitable contributions recorded in the electric and gas segments and $0.2 million in miscellaneous expense, net.

Interest Expense

For the year-ended December 31, 2006, total interest expense for the electric and gas segments increased $1.2 million when compared to the same period in the prior year. For the year ended December 31, 2006, there was a $1.3 million increase in interest expense on short-term debt at the electric and gas segments as a result of increased interest rates and higher levels of short-term debt for much of the year. These increases were offset by a $0.1 million increase in AFUDC-debt income at the electric and gas segments.

Nonregulated Energy Operations

Nonregulated Energy operating revenues

Operating revenues from nonregulated energy operations were $18.4 million for the year ended December 31, 2006. This amount includes $15.0 million in interdepartmental revenues. The interdepartmental revenues relate to the leasing arrangement between MGE and MGE Power West Campus which commenced on April 26, 2005. In accordance with the provisions of this leasing arrangement, the Nonregulated Energy Operations, via MGE Power West Campus, recorded $15.0 million and $10.1 million in lease revenue for the years ended December 31, 2006, and December 31, 2005, respectively. Upon consolidation, this interdepartmental amount is eliminated.

Also included in operating revenues is the recognition of revenues related to carrying costs for MGE Power West Campus and MGE Power Elm Road (2006 only). MGE received approval from the PSCW to collect approximately $12.1 million in carrying costs incurred by MGE Power West Campus during construction of the WCCF facility. MGE is collecting these costs in rates over a period of ten years. Of these costs, $4.1 million relates to the capitalized interest and the debt portion of the facility. These costs are recognized over the period in which the facility is being depreciated (40 years). The remaining amount of $8.0 million represents the equity portion and is recognized over the ten-year period for recovery in rates. For the years ended December 31, 2006, and December 31, 2005, MGE Power West Campus recognized $1.1 million and $0.6 million, respectively, related to carrying costs on WCCF, management, demolition, and removal fees.

MGE also received approval from the PSCW to collect carrying costs expected to be incurred by MGE Power Elm Road during construction of the Elm Road project. Current forecasts estimate the total carrying costs to be incurred to be $54.3 million. A portion of this amount is being recognized over the period allowed for recovery in rates ($32.6 million) and a portion is being deferred and will be recognized over the period in which the facility is depreciated ($21.7 million). For the year ended December 31, 2006, MGE Power Elm Road recognized $2.3 million related to carrying costs on the Elm Road project.

Nonregulated energy operations and maintenance expense

For the years ended December 31, 2006, and December 31, 2005, other operations and maintenance expense remained consistent. These expenses primarily relate to administrative and general expenses at MGE Power West Campus and MGE Power Elm Road.

Nonregulated energy depreciation expense

Depreciation expense began when the WCCF commenced operations on April 26, 2005. Depreciation expense for the year ended December 31, 2006, was $2.7 million compared to $1.9 million for the year ended December 31, 2005, reflecting a partial year of depreciation in 2005.

Nonregulated energy interest expense, net

For the twelve months ended December 31, 2006, interest expense, net at the nonregulated energy operations segment increased $1.1 million compared to the same period in the prior year. Interest expense at the nonregulated energy segment for the year ended December 31, 2006, represents interest expense on the long-term borrowings held by MGE Power West Campus. On September 30, 2003, MGE Power West Campus issued $30.0 million of 5.68% senior secured notes maturing September 25, 2033 and on October 27, 2005, issued $20.0 million of 5.19% senior secured notes also due September 25, 2033. Interest expense for the twelve months ended December 31, 2006, and December 31, 2005, related to these borrowings was $2.8 million and $1.9 million, respectively.

Also included in the nonregulated interest expense is interdepartmental interest expense at MGE Power Elm Road and MGE Power West Campus. During the twelve months ended December 31, 2006, and December 31, 2005, MGE Power Elm Road was charged $1.9 million and $0.2 million, respectively, in interest expense by Corporate on funds borrowed for the Elm Road Project. This expense is eliminated upon consolidation. During the year ended December 31, 2005, MGE Power West Campus recorded $0.4 million in interdepartmental interest expense. This expense is also eliminated upon consolidation.

The interest expense at MGE Power Elm Road is offset by $1.9 million and $0.2 million in capitalized interest during the twelve months ended December 31, 2006, and December 31, 2005, respectively. Under the provision of SFAS 34, MGE Power Elm Road is capitalizing interest on the Elm Road Project. During construction of the WCCF, MGE Power West Campus also recorded capitalized interest in accordance with the provisions of SFAS 34. During the twelve months ended December 31, 2005, $0.7 million in capitalized interest was recognized as an offset to interest expense. On April 26, 2005, when the electric generation facilities of WCCF began generating electricity, MGE Power West Campus discontinued the capitalization of interest, as the project was deemed to be substantially complete.

For the year ended December 31, 2006, MGE Power Elm Road recorded $0.1 million in interest income on the cash advanced to Elm Road Services, LLC for construction of transmission equipment and work done by ATC related to Elm Road.

Transmission Investment Operations

Transmission investment other income (loss)

For the year ended December 31, 2006, other income at the transmission investment segment was $5.3 million, compared to $4.9 million for the same period in the prior year. The transmission investment segment holds our interest in ATC, and its income reflects our equity earnings in ATC.

All Other Operations

All other revenues

During the twelve months ended December 31, 2006, the All Other segment did not record any revenues. However, MGE Construct received service fees of $1.3 million from the State in 2005. The service fees earned relate to MGE Construct's role as EPC contractor for WCCF. This amount is classified as nonregulated revenue within MGE Energy's financial statements. The total fee of $5.0 million had been recognized at December 31, 2005. This amount was recognized as services were rendered and was collected over a 22-month period.

All other operations and maintenance expense

All other operations and maintenance expense for the year ended December 31, 2006, increased $0.2 million when compared to the same period in the prior year. This increase is related to a increase in general and administrative expense at corporate. For the year ended December 31, 2005, the all other segment recorded a $0.2 million gain as a result of the settlement of disputed legal fees.

All other interest income (expense)

All other interest income for the year ended December 31, 2006, was $0.8 million compared to $0.1 million for the year ended December 31, 2005. Interest income for the twelve months ended December 31, 2006, and December 31, 2005, includes $1.9 million and $0.2 million in interdepartmental income from MGE Power Elm Road. Additionally, for the year ended December 31, 2005, this balance includes $0.4 million in interdepartmental income from MGE Power West Campus. This interest income is eliminated upon consolidation. This interest income for the year ended December 31, 2006, is offset in part by $1.1 million in interest expense on short-term debt. Interest expense on these borrowings was $0.5 million for the same period in the prior year.

Consolidated Other General Taxes

MGE Energy and MGE's other general taxes increased 16.1% in 2006 primarily because MGE's license fee tax increased. The annual license fee tax expense is based on adjusted operating revenues of the prior year. Tax rates have not increased.

Consolidated Income Taxes

MGE Energy's effective income tax rate is 37.9% for 2006 compared to 38.2% in 2005. The lower effective tax rate is chiefly due to the recognition, in 2006, of tax benefits from the domestic manufacturing deduction, as provided by the American Jobs Creation Act of 2004, over time periods related to PSCW rate action.

Minority Interest, Net of Tax

For the year ended December 31, 2006, MGE Energy (through its wholly owned subsidiary MGE Power) earned $7.8 million and $1.4 million for its interest in MGE Power West Campus and MGE Power Elm Road. Additionally, MGE Energy earned $0.4 million, net of tax for its interest in MGE Transco.

For the year ended December 31, 2005, MGE Energy earned $5.4 million, net of tax , for its interest in MGE Power West Campus and less than $0.1 million for its interest in MGE Transco and MGE Power Elm Road. These amounts are recorded as minority interest expense, net of tax, on MGE's Consolidated Statement of Income.

Year Ended December 31, 2005, Versus the Year Ended December 31, 2004

Executive Summary

In 2005, our earnings were $32.1 million or $1.57 per share compared to $33.8 million or $1.77 per share in the prior year. This decrease is primarily a result of the natural disasters that occurred in the Gulf of Mexico during 2005 and the resulting impact on fuel costs. In 2005, fuel used for electric generation increased $22.0 million, or 51.1%, compared to 2004. Additionally, purchased power expense increased by $29.7 million. These increases in costs were partially offset by a $60.6 million increase in electric revenues. This increase is attributable to an increase in rates that became effective in January 2005, an increase in sales for resale, and warmer temperatures, which increased demand for the summer months. For the year ended December 31, 2005, purchased natural gas expense increased $31.5 million or 27.4%, largely due to higher natural gas prices. This increase was partially offset by a $28.8 million increase in gas revenues.

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

Electric Utility Operations

Electric sales and revenues

The following table compares MGE's electric retail revenues and electric kWh sales by customer class during the years ended December 31, 2005 and 2004:

(In thousands)	Revenues			kWh Sales
	2005	2004	% Change	2005	2004	% Change
Residential	$103,674	$ 87,326	18.7%	842,758	785,537	7.3%
Commercial	148,294	123,295	20.3%	1,774,035	1,686,473	5.2%
Industrial	17,432	14,806	17.7%	302,294	309,603	(2.4%)
Other - retail/municipal	22,863	18,884	21.1%	357,542	342,628	4.4%
Total retail	292,263	244,311	19.6%	3,276,629	3,124,241	4.9%
Sales for resale	17,527	944	1,756.7%	187,338	19,941	839.5%
Other revenues	1,194	5,131	(76.7%)	-	-	-
Total	$310,984	$250,386	24.2%	3,463,967	3,144,182	10.2%
Cooling degree days (normal 615)				847	450	88.2%

Electric operating revenues were up 24.2% in 2005 due to the following:

(In millions)	2005
Rate changes	$34.3
Sales for resale	16.6
Volume	13.6
Other effects	(3.9)
Total	$60.6

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

•

Sales for resale. During 2005, sales for resale increased $16.6 million. Sales for resale include transactions conducted on the PJM and Midwest ISO markets reflecting our involvement in the PJM and Midwest ISO markets since their establishment on May 1, 2004, and April 1, 2005, respectively. This increase is attributable to MGE's involvement in these markets.

MGE has recorded transactions on the PJM and Midwest ISO markets in which we are buying and selling power within the same period to meet our electric energy delivery requirements on a net basis. This treatment resulted in a $122.2 million and $3.2 million reduction to sales for resale and purchased power expense for the years ended December 31, 2005, and December 31, 2004, respectively.

•

Volume. During 2005, there was a 4.9% increase in total retail sales volumes. This increase is primarily attributable to warmer temperatures. Cooling degree days for the year ended December 31, 2005, increased 88.2% from 450 for the year ended December 31, 2004, to 847 for the year ended December 31, 2005.

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

Electric fuel and purchased power

In 2005, fuel used for electric generation increased $22.0 million, or 51.1%, compared to 2004. This increase is due to an increase in the costs of internal generation and an increase in internally generated power. The per-unit cost of internal generation increased 45.6% for the year ended December 31, 2005, when compared to the same period in the prior year, reflecting the increased cost of natural gas. That increase is largely due to the natural disasters that have occurred in the Gulf of Mexico and the reduced availability to natural gas supplies. The volume of internal generation increased 3.8% for the year ended December 31, 2005, when compared to the same period in the prior year.

Purchased power expense increased by $29.7 million, or 57.1%, for 2005, compared to 2004. This increase reflects a 33.4% increase in the per-unit-cost and a 17.7% increase in the volume of purchased power.

MGE has recorded transactions on the PJM and Midwest ISO markets in which we are buying and selling power within the same period to meet our electric energy delivery requirements on a net basis. This treatment resulted in a $122.2 million and $3.2 million reduction to purchased power expense for the years ended December 31, 2005, and December 31, 2004, respectively.

.

Electric operating expenses

Electric operating expense increased $13.9 million in 2005. The following changes contributed to the net change in electric operating expenses for 2005:

(In millions)	2005
Increased rent expense (a)	$10.1
Increased transmission costs (b)	3.7
Increased production costs	1.5
Decreased distribution costs	(0.4)
Decreased other general and administrative expenses	(1.8)
Increased customer services, promotions, and account costs	0.8
Total	$13.9

(a)

This increase relates to the commencement of the leasing arrangement between MGE and MGE Power West Campus in 2005. In accordance with the terms of this leasing arrangement, the electric segment recorded $10.1 million in rent expense for the year ended December 31, 2005. Upon consolidation, this amount is eliminated.

(b)

The increase in transmission costs reflects a rate increase, which became effective on January 1, 2005, and an increase in the volume of transmitted electricity over 2004.

Electric maintenance expense

In 2005, electric maintenance expense decreased $0.2 million, or 1.5%, due to a decrease in the maintenance of distribution assets ($0.7 million), partially offset by an increase in the maintenance of production assets, including turbine and generator overhauls ($0.5 million).

Electric depreciation

Electric depreciation expense increased $1.9 million in 2005. This increase is attributable to higher levels of electric plant assets.

Gas Utility Operations

Gas deliveries and revenues

The following table compares MGE's gas retail revenues and gas delivered by customer class during each of the years ended December 31, 2005 and 2004:

(In thousands)	Revenues			Therms delivered
	2005	2004	% Change	2005	2004	% Change
Residential	$ 111,509	$ 98,212	13.5%	91,887	91,841	0.1%
Commercial/industrial	82,956	68,480	21.1%	82,661	80,988	2.1%
Total retail	194,465	166,692	16.7%	174,548	172,829	1.0%
Gas transportation	2,881	3,263	(11.7%)	45,435	48,783	(6.9%)
Other revenues	3,187	1,808	76.3%	-	-	-
Total	$200,533	$171,763	16.7%	219,983	221,612	(0.7%)
Heating degree days (normal 7,153)				6,840	6,934	(1.4%)

Gas revenues increased 16.7% in 2005 due to the following:

(In millions)	2005
Gas costs/rates	$25.9
Gas deliveries	1.9
Gas transportation	(0.4)
Other effects	1.4
Total	$28.8
Average rate per therm of residential customers	$1.21

•

Gas costs/rates. Gas costs increased significantly in 2005. The average rate per therm for residential customers in 2005 increased 13.1%. See Footnote 17 of the Notes to Consolidated Financial Statements for additional information on gas base rates.

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

Gas operating expenses

Gas operating expense decreased $1.5 million, or 5.3%, in 2005. The following changes contributed to the net change in gas operating expense for the year:

(In millions)	2005
Increased production costs	$ 0.1
Decreased distribution costs	(0.2)
Decreased customer services, promotions, account costs	(0.6)
Decreased other administrative and general expenses	(0.8)
Total	$(1.5)

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

Nonregulated Energy Operations

Nonregulated energy operating revenues

Operating revenues from nonregulated energy operations were $10.7 million for the year ended December 31, 2005. This amount includes $10.1 million in interdepartmental revenues. The interdepartmental revenues relate to the leasing arrangement between MGE and MGE Power West Campus which commenced on April 26, 2005. In accordance with the provisions of this leasing arrangement, the Nonregulated energy operations, via MGE Power West Campus, recorded $10.1 million in lease revenue for the year ended December 31, 2005. Upon consolidation, this interdepartmental amount is eliminated.

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

Nonregulated energy operations and maintenance expense

For the year ended December 31, 2005, other operations and maintenance expense decreased $0.1 million, when compared to the same period in the prior year. This is primarily related to lower administrative and general expenses at MGE Power West Campus due to the completion of construction.

Nonregulated energy depreciation expense

Depreciation expense began when the WCCF commenced generation on April 26, 2005, and was $1.9 million for 2005.

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

Additionally, interest expense increased as a result of a new long-term debt issue. On October 27, 2005, MGE Power West Campus issued $20.0 million of 5.19% senior secured notes due September 25, 2033. Interest expense for the year ended December 31, 2005, related to this facility was $0.2 million.

During the year ended December 31, 2005, MGE Power West Campus recorded $0.4 million in interdepartmental interest expense. This expense is eliminated upon consolidation.

Transmission Investment Operations

Transmission investment other income (loss)

For the year ended December 31, 2005, other income at the transmission investment segment was $4.9 million, compared to $4.2 million for the same period in the prior year. The transmission investment segment holds our interest in ATC, and its income reflects our equity in the earnings of ATC.

All Other Operations

All other revenues

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

All other, other income (expense)

Other income (expense) decreased $0.6 million or 100% for the year ended December 31, 2005, when compared to the same period in the prior year. For the year ended December 31, 2004, the all other segment recorded a $0.6 million gain from the sale of assets. This relates to the gain on the sale of land held by Magael.

All other interest income (expense)

All other interest income for the year ended December 31, 2005, was $0.1 million, compared to interest expense for the year ended December 31, 2004, of $0.1 million. This increase is largely due to interest earned on outstanding interdepartmental receivables. This amount is eliminated upon consolidation.

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

Minority Interest, Net of Tax

For the year ended December 31, 2005, MGE Energy (through its wholly owned subsidiary MGE Power) earned $5.4 million and less than $0.1 million, net of tax, for its interest in MGE Power West Campus and MGE Power Elm Road. Additionally, MGE Energy had earned less than $0.1 million, net of tax for its interest in MGE Transco. These amounts are recorded as minority interest expense, net of tax, on MGE's Consolidated Statement of Income.

Liquidity and Capital Resources

Cash Flows

The following summarizes cash flows for MGE Energy and MGE during 2006, 2005, and 2004:

	MGE Energy			MGE
(In thousands)	2006	2005	2004	2006	2005	2004
Cash provided by/(used for):
Operating activities	$101,039	$53,377	$62,619	$97,224	$32,843	$60,789
Investing activities	(94,441)	(75,733)	(100,582)	(94,382)	(75,523)	(101,248)
Financing activities	(6,926)	22,183	39,504	(2,418)	42,589	40,979

Cash Provided by Operating Activities

MGE Energy

MGE Energy's consolidated net cash provided by operating activities is derived mainly from the electric and gas operations of its principal subsidiary, MGE.

2006 vs. 2005

Cash provided by operating activities increased $47.7 million for the year ended December 31, 2006, when compared to the same period in the prior year. This increase is primarily attributable to an increase in net income and decreases in accounts receivable, inventories, and unbilled revenues. Namely, MGE Energy's net income increased $10.3 million for the year ended December 31, 2006, when compared to the same period in the prior year. MGE Energy's working capital accounts contributed to $8.7 million in cash provided by operating activities, compared to a use of cash of $23.8 million for the same period in the prior year.

As a result of the natural disasters that occurred in the Gulf of Mexico, fuel costs were atypically high in the latter portion of 2005. The high fuel costs had several impacts on the financial statements of MGE Energy for the year ended December 31, 2005. For instance, high fuel costs ultimately resulted in an increase to both electric and gas rates. The increase in rates for both the electric and gas segment resulted in higher billed and unbilled receivables at December 31, 2005. Additionally, the increase in fuel costs above those forecasted in MGE's rate order, was a source of the lower net income that was experienced for the year ended December 31, 2005, and caused the cost of inventories, such as gas in storage to be atypically high. The offsetting impact on cash flows of these disasters in 2005 is a reduction in accounts payable. Because of the high costs of gas, accounts payable levels at December 31, 2005, were higher than normal levels.

During 2006 and 2005, MGE Construct collected $2.4 million and $2.5 of the retainage receivable from the State under the EPC agreement related to the construction of the WCCF, respectively. Additionally, during the year ended December 31, 2006, MGE billed $2.3 million (net of $16.8 million returned to customers between March 9, 2006, and December 31, 2006) in electric rates which, pursuant to an interim order issued by the PSCW, is required to be refunded to customers. This credit was recorded as a reduction to other electric revenues in the consolidated income statement of MGE Energy for the twelve months ended December 31, 2006, and is shown as a noncash adjustment to net income on the consolidated statement of cash flows of MGE Energy.

Other non-current items, net contributed $4.4 million to cash flows from operations for the year ended December 31, 2006, compared to $0.7 million in cash used for operations for the year ended December 31, 2005. Additionally, during the years ended December 31, 2006, and December 31, 2005, MGE Energy made $5.8 million and $5.5 million in voluntary cash contributions to the pension and other postretirement plans, respectively.

During the year ended December 31, 2006, MGE recorded a $3.2 million provision for doubtful accounts. This represents a $1.2 million increase from the amount recorded during the same period in the prior year. In 2006 MGE experienced a deterioration in the composition of the aging of its accounts receivable largely attributable to the increase in gas and electric rates that was experienced in the latter portion of 2005. MGE recorded $10.2 million in employee benefit expenses compared to $9.7 million for the prior year. See Footnote 14 for further discussion of MGE Energy's Pension and Other Postretirement Benefits.

For the year ended December 31, 2006, MGE Energy recorded $5.3 million in equity earnings from ATC and $4.0 million in cash dividends received from ATC. For the same period in the prior year, MGE Energy recorded $4.9 million in equity earnings from ATC and $3.6 million in cash dividends from ATC.

There was a $5.7 million decrease in deferred tax expense between 2006 and 2005. This decrease is largely attributable to the expiration, on December 31, 2005, of federal law permitting bonus tax depreciation. This law allowed taxpayers to claim additional bonus depreciation equal to 50% of the qualifying basis of certain property placed in service prior to January 1, 2006. For the year ended December 31, 2005, bonus tax depreciation resulted in approximately $11.2 million in deferred tax expense, due to the placement in service of WCCF.

2005 vs. 2004

Cash provided by operating activities decreased $9.2 million for the year ended December 31, 2005, when compared to the same period in the prior year. This decrease is attributable to a slight decrease in net income and increased amounts of inventories, receivables, unbilled revenues, and payables. For the year ended December 31, 2005, unbilled revenues increased $5.6 million compared to $3.2 million in the prior year and trade and other receivables increased $18.9 million compared to $8.2 million in the prior year. This increase is primarily attributable to increased revenues period over period as a result of higher rates and increased volumes. During 2005, there was a $6.2 million increase in materials and supplies and a $6.3 million increase in natural gas held in storage. The increase in the materials and supplies account is attributable to a significant increase in the cost of SO2 emission allowances. These allowances are classified within inventory at the lower of market or average cost on the consolidated balance sheet. The increase in stored natural gas and accounts payable is largely attributable to the increase in the price of natural gas. These increases were slightly offset by a decrease in prepaid taxes and the collection of a $2.5 million retainage receivable. During 2005, MGE Construct collected $2.5 million of the retainage receivable from the State under the EPC agreement related to the construction of the WCCF. Additionally, there was a $2.1 million increase in deferred tax expense and a $4.4 million increase in depreciation expense between 2005 and 2004, primarily provided by the WCCF.

Other non-current items, net resulted in cash outflows of $0.7 million for the year ended December 31, 2005, compared to $2.4 million in 2004. Additionally, during the years ended December 31, 2005, and December 31, 2004, MGE Energy made $5.5 million and $2.3 million in voluntary cash contributions to the pension and other postretirement plans, respectively.

MGE

2006 vs. 2005

Cash provided by operating activities increased $64.4 million for the year ended December 31, 2006, when compared to the same period in the prior year. This increase is primarily attributable to an increase in net income and decreases in accounts receivable, inventories, and unbilled revenues. Namely, MGE's net income increased $6.6 million for the year ended December 31, 2006, when compared to the same period in the prior year. MGE's working capital accounts contributed to $5.5 million in cash provided by operating activities, compared to a use of cash of $43.8 million for the same period in the prior year.

As a result of the natural disasters that occurred in the Gulf of Mexico, fuel costs were atypically high in the latter portion of 2005. The high fuel costs had several impacts on the financial statements of MGE for the year ended December 31, 2005. For instance, high fuel costs ultimately resulted in an increase to both electric and gas rates. The increase in rates for both the electric and gas segment resulted in higher billed and unbilled receivables at December 31, 2005. Additionally, the increase in fuel costs above those forecasted in MGE's rate order, was a source of the lower net income that was experienced for the year ended December 31, 2005, and caused the cost of inventories, such as gas in storage to be atypically high. The offsetting impact on cash flows of these disasters in 2005 is a reduction in accounts payable. Because of the high costs of gas, accounts payable levels at December 31, 2005, were higher than normal levels.

Other non-current items, net resulted in $4.4 million in cash provided by operating activities for the year ended December 31, 2006, compared to $0.6 million in cash used by operating activities for the same period in the prior year. Additionally, during the years ended December 31, 2006, and December 31, 2005, MGE made $5.8 million and $5.5 million in voluntary cash contributions to the pension and other postretirement plans.

During the year ended December 31, 2006, MGE billed $2.3 million (net of $16.8 million returned to customers between March 9, 2006, and December 31, 2006) in electric rates which, pursuant to an interim order issued by the PSCW, is required to be refunded to customers. This credit was recorded as a reduction to other electric revenues in the consolidated income statement of MGE for the twelve months ended December 31, 2006, and is shown as a noncash adjustment to net income on the consolidated statement of cash flows of MGE.

During the year ended December 31, 2006, MGE recorded a $3.2 million provision for doubtful accounts. This represents a $1.2 million increase from the amount recorded during the same period in the prior year. In 2006, MGE experienced a deterioration in the composition of the aging of its accounts receivable largely attributable to the increase in gas and electric rates that was experienced in the latter portion of 2005. MGE recorded $10.2 million in employee benefit expenses compared to $9.7 million for the prior year. See Footnote 14 for further discussion of MGE's Pension and Other Postretirement Benefits.

For the year ended December 31, 2006, MGE recorded $5.3 million in equity earnings from ATC and $4.0 million in cash dividends received from ATC. For the same period in the prior year, MGE recorded $4.9 million in equity earnings from ATC and $3.6 million in cash dividends from ATC.

There was a $6.1 million decrease in deferred tax expense between 2006 and 2005. This decrease is largely attributable to the expiration, on December 31, 2005, of federal law permitting bonus tax depreciation. This law allowed taxpayers to claim additional bonus depreciation equal to 50% of the qualifying basis of certain property placed in service prior to January 1, 2006. For the year ended December 31, 2005, bonus tax depreciation resulted in approximately $11.2 million in deferred tax expense, due to the placement in service of WCCF.

For the year ended December 31, 2006, MGE recorded $9.6 million in minority interest, net of tax, compared to $5.4 million for the same period in the prior year. This amount relates to net income earned by MGE Energy from its interest in MGE Power West Campus, MGE Power Elm Road, and MGE Transco.

2005 vs. 2004

Cash provided by operating activities was $32.8 million for 2005 compared to $60.8 million for 2004. This decrease is attributable to a slight decrease in net income and increased amounts of inventories, receivables, unbilled revenues, and payables. The decrease in net income is largely due to increased fuel costs in 2005. The increases in unbilled revenues and accounts receivable is primarily attributable to increased revenues period over period as a result of higher rates and increased volumes. The increase in the materials and supplies account is related to a significant increase in the cost of SO2 emission allowances. These allowances are classified within inventory at the lower of market or average cost on the consolidated balance sheet. The increase in stored natural gas is a result of the increase in the price of natural gas.

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

Other non-current items, net resulted in cash outflows of $0.6 million for the year ended December 31, 2005, compared to $2.5 million in 2004. Additionally, during the years ended December 31, 2005, and December 31, 2004, MGE made $5.5 million and $2.3 million in voluntary cash contributions to the pension and other postretirement plans, respectively.

Capital Requirements and Investing Activities

MGE Energy

2006 vs. 2005

In 2006, MGE Energy's cash used for investing activities increased $18.7 million. Capital expenditures for the year ended December 31, 2006, were $92.6 million. This amount represents a $6.8 million increase from those made in the prior year. This increase is related to the construction activity for the Elm Road project ($5.1 million) and the Top of Iowa 3 wind project ($10.7 million). These increases are partially offset by a $8.5 million decrease in capital expenditures related to WCCF, reflecting the substantial completion of that project in April 2005 and a $0.5 million decrease in other MGE utility plant additions. During 2006 and 2005, MGE Energy made a $1.9 million and a $1.4 million capital contribution to ATC, respectively. Additionally, during 2006 and 2005, MGE Energy made $0.1 million and $0.3 million in capital contribution to other investments.

In the first quarter 2005, MGE collected $13.0 million in funds previously advanced to ATC in conjunction with the WCCF project. No additional funds were advanced to ATC directly during 2005 or 2006. Although MGE Energy did not advance any funds to ATC directly during the aforementioned periods, funds were indirectly advanced to ATC. Namely, in 2006 and 2005 in connection with the Elm Road project, MGE Power Elm Road advanced $0.8 million and $1.6 million in funds to the WEPCO, who in turn provided these funds to ATC, respectively. These funds will be used by ATC for transmission system upgrades related to the Elm Road project. These funds are expected to be repaid in full.

During the year ended December 31, 2006, MGE Energy's cash provided by other cash investing activities was $0.9 million compared to $0.4 million in the prior year.

2005 vs. 2004

In 2005, MGE Energy's cash used for investing activities decreased $24.8 million. Capital expenditures for the year ended December 31, 2005, were $85.8 million. This amount represents a $10.0 million decrease from those made in the prior year. Capital expenditures related to WCCF decreased $36.5 million for the year ended December 31, 2005, compared to the same period in the prior year. This decrease was slightly offset by additional MGE utility plant additions ($1.9 million) and additions made for Elm Road ($24.6 million). During 2005, MGE Energy made a $1.4 million capital contribution to ATC and $0.3 million in additional capital contributions to other investments. In 2004, total capital contributions to ATC and other investments were $3.7 million. In the first quarter 2005, MGE collected $13.0 million in funds previously advanced to ATC in conjunction with the WCCF project. No additional funds were advanced to ATC directly during 2005. During 2004, MGE advanced $2.3 million to ATC related to WCCF. Although MGE Energy did not advance any funds to ATC directly in 2005, funds were indirectly advanced to ATC. Namely, in 2005 in connection with the Elm Road project MGE Power Elm Road advanced $1.6 million in funds to the WEPCO, who in turn provided these funds to ATC. These funds will be used by ATC for transmission system upgrades related to the Elm Road project. These funds are expected to be repaid in full. During 2004, MGE Energy also recorded $1.6 million in proceeds from the sale of property.

MGE

2006 vs. 2005

Cash used for investing activities was $94.4 million for 2006, compared to $75.5 million in the prior year. Capital expenditures for the year ended December 31, 2006, were $92.6 million. This amount represents a $6.8 million increase from those made in the prior year. This increase is related to the construction activity for the Elm Road project ($5.1 million) and the Top of Iowa 3 wind project ($10.7 million). These increases are partially offset by a $0.5 decrease in other MGE utility plant additions and a $8.5 million decrease in capital expenditures related to WCCF, reflecting the substantial completion of that project in April 2005. During 2006 and 2005, MGE Transco made capital contributions to ATC totaling $1.9 million and $1.4 million, respectively. In the first quarter of 2005, MGE collected $13.0 million in funds previously advanced to ATC in conjunction with the WCCF project. No additional funds were advanced to ATC directly during 2005 or 2006. Although MGE did not advance any funds to ATC directly in 2005 or 2006, funds were indirectly advanced to ATC. Namely, in 2006 and 2005 in connection with the Elm Road project, MGE Power Elm Road advanced $0.8 million and $1.6 million, respectively in funds to WEPCO, who in turn provided these funds to ATC. These funds will be used by ATC for transmission system upgrades related to the Elm Road project. These funds are expected to be repaid in full.

During the year ended December 31, 2006, cash provided by other investing activities was $1.2 million compared to $0.5 million for the same period in the prior year.

2005 vs. 2004

Cash used for investing activities was $75.5 million for 2005, compared to $101.2 million in the prior year. Capital expenditures for the year ended December 31, 2005, decreased $10.0 million decrease from those experienced in the prior year. Capital expenditures related to WCCF decreased $36.5 million for the year ended December 31, 2005, compared to the same period in the prior year. This decrease was slightly offset by additional MGE utility plant additions ($1.9 million) and additions made for Elm Road ($24.6 million). During 2005, MGE Transco made capital contributions to ATC totaling $1.4 million and MGE made $0.1 million in other capital contributions. In the first quarter of 2005, MGE collected $13.0 million in funds previously advanced to ATC in conjunction with the WCCF project. No additional funds were advanced to ATC directly during 2005. During 2004, MGE advanced $2.3 million to ATC related to WCCF.

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

Capital expenditures

The following table shows MGE Energy's estimated capital expenditures for 2007, actual for 2006, and the three-year average for 2004 to 2006:

(In thousands) For the years ended December 31	2007 (Estimated)		2006 (Actual)		Three-Year Average (2004 to 2006)
Electric:
Production	$55,201	35.8%	$21,856	23.6%	$10,678	12.1%
Distribution and general	27,363	17.7%	27,658	29.9%	24,741	28.1%
Total electric	82,564	53.5%	49,514	53.5%	35,419	40.2%
Gas	11,843	7.7%	9,479	10.2%	9,455	10.7%
Common	6,099	4.0%	1,808	2.0%	6,474	7.3%
Utility plant total	100,506	65.2%	60,801	65.7%	51,348	58.2%
Nonregulated	53,739	34.8%	31,774	34.3%	36,814	41.8%
MGE Energy total	$154,245	100.0%	$92,575	100.0%	$88,162	100.0%

MGE Energy's and MGE's liquidity is primarily affected by their construction requirements. We allocate common plant for the financial statements and footnotes based on a prescribed formula (60% (electric) and 40% (gas)). MGE Energy's major 2006 capital projects include Elm Road and the Top of Iowa 3 wind project. During 2006, $29.7 million in capital expenditures were incurred for the construction of Elm Road. Additionally, this project resulted in the addition of $1.9 million of interest capitalized in accordance with the provisions set forth in SFAS No. 34, Capitalization of Interest Cost. During 2006, MGE expended $10.7 million on capital additions for the construction of the Top of Iowa 3 wind project and recorded $0.2 million in AFUDC.

As of December 31, 2006, MGE Power Elm Road's remaining capital commitments for the Elm Road project are estimated to be $121 million. Included in this amount is $3.3 million, which has been accrued and recorded as construction work in progress at December 31, 2006. Based on current forecasts, capital expenditures for this project are expected to be $54.8 million in 2007, $42.2 million in 2008, $20.5 million in 2009, and $3.6 million in 2010. These amounts may change as a result of modifications to the project cost estimate or timing differences. Capital commitments for the Top of Iowa 3 wind generating electric facility (including commitments entered into subsequent to December 31, 2006) are expected to be $38.0 million in 2007 and $0.7 million in 2008. Of this amount, $2.0 million is to be paid by another party. However, pursuant to the related agreements, MGE is jointly and severally liable in the event the other party defaults on their payment. In addition to the capital commitments for this project, MGE has $0.1 million in future operating commitments.

MGE Energy used funds received as dividend payments from MGE and MGE Power West Campus as well as short- and long-term external financing to meet its 2006 capital requirements and cash obligations, including dividend payments. External financing included short-term financing under existing lines of credit and the issuance of $30 million in 5.25% medium term notes.

During 2005, ATC solicited its investors for 2005 and 2006 voluntary capital contributions. In response to this request, MGE Transco made $1.9 million and $1.4 million in voluntary capital contribution in 2006 and 2005, respectively. No additional voluntary contributions have been requested for 2007 as of December 31, 2006.

Financing Activities

MGE Energy

2006 vs. 2005

Cash used by MGE Energy's financing activities was $6.9 million for 2006, compared to cash provided by financing activities of $22.2 million for 2005. For the year ended December 31, 2006, net short term debt repayments were $25.5 million compared to net short-term debt borrowings of $29.2 million for the same period in the prior year. As a result of atypically high fuel costs in the latter portion of 2005, short term debt borrowings were above normal levels at December 31, 2005. Namely, to fund the purchase of the related inventory (natural gas, purchased power, etc.), MGE Energy was required to rely more heavily on short-term financing. Conversely, during 2006, although short term debt levels were up for most of the year, there was a large decrease in these levels in December 2006. Namely, in December 2006 MGE used most of the net proceeds from a medium-term note issuance to repay short term debt obligations. See discussion of financing activities under MGE for further discussion of this issuance. Cash dividends paid on common stock during the year ended December 31, 2006, were $28.5 million compared to $28.1 for the same period in the prior year. This increase is a result of a higher dividend per share ($1.39 vs. $1.37) and an increase in the number of shares outstanding.

The aforementioned increases in uses of cash, were offset by additional proceeds from stock issued. Proceeds under the Stock Plan were $9.7 million for the year ended December 31, 2006. This represents a $7.4 million increase from that received in the prior year. This increase is attributable to a change from using open market purchases during the most of 2005 to satisfy Stock Plan requirements to using newly issued shares starting June 1, 2006. Additionally, on November 9, 2006, MGE Energy entered into a Distribution Agreement with JP Morgan in which MGE Energy may offer and sell up to 1,500,000 shares of its common stock. During 2006, MGE Energy received $7.4 million in net proceeds from shares issued under the Distribution Agreement. These sales are made pursuant to an effective shelf registration statement MGE Energy filed with the SEC in March 2003.

2005 vs. 2004

Cash provided by MGE Energy's financing activities was $22.2 million for 2005, compared to $39.5 million for 2004. On October 27, 2005, MGE Energy, through its wholly-owned subsidiary MGE Power West Campus, issued $20.0 million of 5.19% senior secured notes due September 25, 2033. For the year ended December 31, 2005, net short term debt borrowings were $29.2 million. Proceeds from stock issued under the Stock Plan were $2.3 million. These cash in flows were offset by cash dividends paid of $28.1 million. The cash dividends for 2005 were higher than those paid in 2004 as result of higher dividend per share ($1.37 vs. $1.36) and an increase in the number of shares outstanding. Additionally, as of March 2005, shares to satisfy the Stock Plan were purchased on the open market, rather than through the issuance of new shares. The aforementioned change resulted in $0.1 million balance for the purchase of treasury stock. During 2004, proceeds from the issuance of common stock were $63.2 million. This cash inflow is largely attributable to the equity issuance completed September 15, 2004. Proceeds received under this issuance were primarily utilized to repay short-term debt obligations. Additional equity was issued under a Distribution Agreement with BOCM and through the Stock Plan. During 2004, MGE Energy made $20.0 million in repayments on pre-existing long-term debt. No additional long-term debt was issued during 2004. However, there was $21.6 million in net short term debt borrowings. Cash dividends for 2004 were $25.9 million and cash provided by other financing activities was $0.7 million.

No major equity issuances were completed in 2005. Shares issued though the Stock Plan for the year ended December 31, 2005, resulted in net proceeds of $2.3 million. As mentioned, in March 2005, MGE switched from issuing new shares of common stock for the Stock Plan to purchasing shares on the open market. As such, during 2005, equity issuances were not a major source of capital.

MGE

2006 vs. 2005

During 2006, cash used for MGE's financing activities was $2.4 million compared to cash provided by financing activities of $42.6 million. During 2006, MGE had net short-term repayments of $36.5 million compared to net short-term debt borrowings of $25.7 million for the same period in the prior year. As a result of atypically high fuel costs in the latter portion of 2005, short term debt borrowings were above normal levels at December 31, 2005. Namely, to fund the purchase of the related inventory (natural gas, purchased power, etc.), MGE was required to rely more heavily on short-term financing. Conversely, during 2006 although short term debt levels were up for most of the year, there was a large decrease in these levels in December 2006. Namely, in December 2006 MGE used most of the net proceeds from a medium-term note issuance to repay short term debt obligations. See below for further discussion of this issuance.

During 2006, equity and affiliate financing received from MGE Energy by MGE Power West Campus, MGE Transco, and MGE Power Elm Road was $27.3 million compared to $33.9 million for the same period in the prior year. This decrease reflects the substantial completion of the WCCF project in April 2005 and the resulting decrease in capital needs for this project. These equity contributions received by the aforementioned subsidiaries from MGE Energy are included in minority interest on the MGE consolidated balance sheet.

These decreases in cash from financing activities were offset by decreases in the cash dividends and an increase in long term debt issued. Cash proceeds from long term debt issuances were $30 million in 2006 compared to $20 million in 2005. Namely, on December 29, 2006, MGE issued $30 million in 5.25% medium-term notes due January 15, 2017. On October 27, 2005, MGE Energy through its wholly-owned subsidiary MGE Power West Campus issued $20.0 million of 5.19% senior secured notes due September 25, 2033.

For the year ended December 31, 2006, cash dividends made by MGE, MGE Transco, and MGE Power West Campus were $23.1 million compared to $36.3 million for the same period in the prior year.

Dividend payments by MGE to MGE Energy are subject to restrictions arising under a PSCW rate order and, to a lesser degree, MGE's First Mortgage Bonds. The PSCW order limits the amount of dividends that MGE may pay MGE Energy when its common equity ratio, calculated in the manner used in the rate proceeding, is less than 55%. Under those circumstances, MGE may not pay dividends in excess of $26.1 million plus dividends on shares issued in excess of the shares issued in the rate proceeding forecast if the proceeds are invested in MGE. MGE's common equity ratio at December 31, 2006, is estimated to be 53.1% as determined under the calculation used in the rate proceeding. The rate proceeding calculation includes as indebtedness imputed amounts for MGE's outstanding purchase power capacity payments and other PSCW adjustments, but does not include the indebtedness associated with MGE Power West Campus, which is consolidated in accordance with FIN 46(R) into MGE's financial statements.

In addition, MGE has covenanted with the holders of its First Mortgage Bonds not to declare or pay any dividend or make any other distribution on or purchase any shares of its common stock unless, after giving effect thereto, the aggregate amount of all such dividends and distributions and all amounts applied to such purchases, after December 31, 1945, shall not exceed the earned surplus (retained earnings) accumulated subsequent to December 31, 1945. As of December 31, 2006, approximately $167.5 million was available for the payment of dividends under this covenant.

2005 vs. 2004

During 2005, cash provided by MGE's financing activities was $42.6 million compared to cash provided by financing activities of $41.0 million in 2004. On October 27, 2005, MGE Energy, through its wholly-owned subsidiary MGE Power West Campus, issued $20.0 million of 5.19% senior secured notes due September 25, 2033. For the year ended December 31, 2005, net short term debt borrowings were $25.7 million. During 2005, $7.1 million in equity contributions were received by MGE Power West Campus from MGE Energy. These amounts are included in minority interest on the MGE consolidated balance sheet. Additionally, for the year ended December 31, 2005, $25.4 million in affiliate financing was received by MGE Power Elm Road. These funds were used to finance the Elm Road project. The aforementioned cash inflows were offset by cash dividends paid from MGE to MGE Energy of $25.8 million and cash dividends paid by MGE Power West Campus to MGE Energy of $10.5 million. During 2005, there were also other financing cash uses of $0.7 million.

See discussion above for a description of dividend payment restrictions applicable to MGE under a PSCW rate order and its mortgage bond indenture. MGE's common equity ratio at December 31, 2005, was approximately 55.7% as determined under the calculation used in the PSCW rate proceeding. As of December 31, 2005, approximately $148.2 million was available for the payment of dividends under the covenant in MGE's mortgage bond indenture.

MGE Energy's capitalization ratios were as follows:

	MGE Energy
	2006	2005
Common shareholders' equity	54.8%	53.0%
Long-term debt*	36.9%	34.3%
Short-term debt	8.3%	12.7%
*Includes the current portion of long-term debt

Below is a table of MGE's current credit ratings. MGE Energy is not rated because it has not issued any debt securities.

	Standard & Poor's	Moody's
First Mortgage Bonds	AA	Aa2
Unsecured debt	AA-	Aa3
Commercial paper	A1+	P1

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

Contractual Obligations and Commercial Commitments for MGE Energy and MGE

MGE Energy's and MGE's contractual obligations as of December 31, 2006, representing cash obligations that are considered to be firm commitments, are as follows:

(In thousands)		Payment due within:			Due after
	Total	1 Year	2-3 Years	4-5 Years	5 Years
MGE Energy
Long-term debt (a)	$253,500	$15,000	$30,000	$ -	$208,500
Short-term debt (b)	57,000	57,000	-	-	-
Interest expense (c)	225,830	14,696	25,435	24,145	161,554
Operating leases (d)	23,443	2,670	4,202	2,954	13,617
Purchase obligations (e)	207,581	71,822	64,107	51,372	20,280
Other obligations (f)	5,110	3,985	450	450	225
Purchase obligations- Top of Iowa 3 project (g)	36,671	35,845	826	-	-
Purchase obligations-Elm Road (h)	120,985	54,760	62,667	3,558	-
Purchase obligations-Columbia environmental (j)	663	663	-	-	-
Total MGE Energy contractual obligations	$930,783	$256,441	$187,687	$82,479	$404,176
MGE
Long-term debt (a)	$253,500	$15,000	$30,000	$ -	$208,500
Short-term debt (i)	29,500	29,500	-	-	-
Interest expense (c)	225,830	14,696	25,435	24,145	161,554
Operating leases (d)	23,443	2,670	4,202	2,954	13,617
Purchase obligations (e)	207,581	71,822	64,107	51,372	20,280
Other obligations (f)	3,670	2,545	450	450	225
Purchase obligations-Top of Iowa 3 project (g)	36,671	35,845	826	-	-
Purchase obligations-Elm Road (h)	120,985	54,760	62,667	3,558	-
Purchase obligations-Columbia environmental (j)	663	663	-	-	-
Total MGE contractual obligations	$901,843	$227,501	$187,687	$82,479	$404,176

For additional information about:

(a)

Long-term debt consisting of secured First Mortgage Bonds issued by MGE, unsecured medium-term notes issued by MGE, and debt issued by MGE Power West Campus. See Footnote 10 of the Notes to Consolidated Financial Statements.

(b)

Short-term debt consisting of commercial paper for MGE and borrowings under MGE Energy lines of credit, see Footnote 11 of the Notes to Consolidated Financial Statements.

(c)

Amount represents interest expense on long-term facilities. See Footnote 10 of the Notes to Consolidated Financial Statements for further discussion of the long term debt outstanding at December 31, 2006.

(d)

Operating leases. See Footnote 18 of the Notes to Consolidated Financial Statements.

(e)

Purchase obligations for MGE consist of the purchase of electricity and natural gas, electric transmission, natural gas storage capacity, natural gas pipeline transportation, and the purchase and transport of coal. The Waupun wind power purchase agreement is not reflected in these figures as MGE is not currently able to estimate the related commitment as the site has not yet been constructed. See Footnotes 18 and 28 of the Notes to Consolidated Financial Statements for additional discussion.

(f)

Other obligations are related to capital commitments and charitable donations.

(g)

Purchase obligations for MGE  and MGE Energy related to contracts for equipment and services related to the construction of the Top of Iowa 3 wind project. See Footnote 28 of the Notes to Consolidated Financial Statements for additional commitments made related to this project subsequent to December 31, 2006. Included in these capital commitments is $1.5 million related to the substation transformer. Of this amount, $1.1 million is to be paid by another party. However, pursuant to the related agreement, MGE is jointly and severally liable in the event the other party defaults on their payment.

(h)

Purchase obligations for MGE and MGE Energy related to contracts for equipment and services related to the construction of Elm Road. See Footnotes 18 and 22 of the Notes to Consolidated Financial Statements.

(i)

Short-term debt consisting of commercial paper. See Footnote 11 of the Notes to Consolidated Financial Statements.

(j)

Contractual commitments for certain services and capital at the jointly owned Columbia plant that will be acquired to ensure compliance with certain environmental initiatives.

The above amounts do not include any contributions that may be made for MGE's pension and postretirement plans. Due to uncertainties in the future economic performance of plan assets, discount rates, and other key assumptions, management is unable to estimate these amounts at this time. During 2006 MGE made $5.8 million in employer contributions related to the 2005 and 2006 plan year. Additionally, in 2007 MGE made a $4.6 million contribution to the pension and other postretirement plans related to the 2006 plan year. These payments were made strictly at MGE's discretion as there were no contributions required related to the 2006 or 2005 plan year.

MGE Energy's and MGE's commercial commitments as of December 31, 2006, representing commitments triggered by future events and including financing arrangements to secure obligations of MGE Energy and MGE, and guarantees by MGE, are as follows:

		Expiration within:			Due after
(In thousands)	Total	1 Year	2-3 Years	4-5 Years	5 Years
MGE Energy
Available lines of credit (a)	$155,000	$20,000	$ -	$135,000	$ -
Guarantees (b)	5,112	969	1,839	1,624	680
MGE
Available lines of credit (c)	$75,000	$20,000	$ -	$55,000	$ -
Guarantees (d)	4,805	816	1,685	1,624	680

(a)

Amount includes those facilities discussed in (c) plus an additional line of credit. Namely, MGE Energy has available at any time a $80 million committed revolving credit agreement, expiring in December 2010. At December 31, 2006, MGE Energy had borrowed $27.5 million under this credit facility. Accordingly, MGE Energy's available credit under this credit facility was $52.5 million at December 31, 2006.

(b)

Amounts include those guarantees described in (d) as well as guarantees held by MGE Energy. Namely, MGE Energy has guaranteed debt service payments on a development project.

(c)

Amounts include a five-year, $55 million committed revolving credit agreement expiring in December 2010, and an additional $20 million line of credit that matures on March 31, 2007. Each credit facility is used to support commercial paper issuances. At December 31, 2006, there were no borrowings under either credit facility. At December 31, 2006, there was $29.5 million of commercial paper outstanding.

(d)

MGE has guaranteed repayment of certain receivables it sold to a financial institution under a chattel paper agreement. See Footnote 18 of the Notes to Consolidated Financial Statements.

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

•

The amount of gas expected to be lost in the process of its distribution to customers and the amount of gas actually delivered to customers.

•

The mix of sales between customer rate classes, which is based upon historical utilization assumptions.

MGE monitors the reasonableness of the unbilled revenue estimate through the review of ratios such as unbilled electric receivables to billed electric sales. MGE expects that this ratio will be in the range of 40% to 60%.

Allowance for Doubtful Accounts

MGE maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. It determines the allowance based on historical write-off experience, regional economic data, and review of the accounts receivable aging. The Company reviews its allowance for doubtful accounts monthly. Although management believes that the allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses, if the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

•

Assumed return on assets. This assumption represents the rate of return on plan assets reflecting the average rate of earnings expected on the funds invested (or to be invested) to provide for the benefits included in the projected benefit obligation. For 2006, MGE used a 9.0% assumed return on assets. One of the approaches MGE used in determining its assumed return on assets is based on historical returns. As of December 31, 2006, the ten-year historical return was 11.5%. Holding other assumptions constant, for every 1% reduction in the expected rate of return on plan assets, annual pension and other postretirement cost would increase by approximately $1.3 million, before taxes.

•

Discount rate. The discount rate represents the rate at which pension obligations could effectively be settled on a present-value basis. MGE uses high-grade bond yields as a benchmark for determining the appropriate discount rate.

•

Medical trend assumptions. The health care cost trend rate is the assumed rate of increase in per-capita health care charges. The health trend assumption for 2004 was reset from 12% to 10% as a result of an expanded relationship with a managed care health provider with a greater emphasis on preventive care, provider discounts and better utilization management, which is expected to assist in controlling costs.

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

In the third quarter of 2002, MGE received approval from the PSCW to establish a regulatory asset or liability for the deferral of the effects of mark-to-market accounting as required by SFAS No. 133 on certain contracts related to MGE's regulated operations.

Regulatory Assets/Liabilities

Regulatory assets represent costs that have been deferred to future periods when it is probable that the regulator will allow future recovery of those costs through rates. MGE bases its assessment of recovery by precedents established by the regulatory body. Regulatory liabilities represent previous collections from customers that are expected to be refunded to customers in future periods. Regulatory assets and regulatory liabilities typically include deferral of energy costs, the normalization of income taxes, and the deferral of certain operating expenses. The accounting for these regulatory assets and liabilities is in accordance with the provisions of SFAS No. 71.

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

Conditional ARO

As of December 31, 2005, MGE adopted FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" (FIN 47). FIN 47 clarified that a legal obligation associated with the retirement of a long-lived asset whose timing and/or method of settlement are conditional on a future event is within the scope of SFAS No. 143. Under FIN 47, MGE is required to record a conditional ARO at its estimated fair value if that fair value can be reasonably estimated.

The adoption of FIN 47 required MGE to update an existing inventory of AROs, originally created for the adoption of SFAS No. 143, and to determine which, if any, of the conditional AROs could be reasonably estimated. The ability to reasonably estimate a conditional ARO was a matter of management judgment, based upon management's ability to estimate a settlement date or range of settlement dates and a method or potential method of settlement of its conditional AROs. In determining whether our conditional AROs could be reasonably estimated, management considered past practices, industry practices, management's intent, and the estimated economic life of the assets. The fair value of the conditional AROs was then estimated using an expected present value technique. Changes in management's assumptions regarding settlement dates, settlement methods, or assigned probabilities could have a material effect on the liability recorded at December 31, 2006. The liabilities associated with conditional AROs will be adjusted on an ongoing basis due to the passage of time and revisions to either the timing or the amount of the original estimates of undiscounted cash flows. These adjustments could have a significant impact on the Consolidated Balance Sheets. For more information regarding the adoption and ongoing application of FIN 47, see Footnote 20 of the Notes to Consolidated Financial Statements.

Adoption of Accounting Principles and Recently Issued Accounting Pronouncements - MGE Energy and MGE

FSP 109-1

In December 2004, the FASB issued FSP 109-1, "Application of FASB Statement No. 109, 'Application for Income Taxes,' to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" (FSP FAS 109-1). The American Jobs Creation Act of 2004 (Act), signed into law on October 22, 2004, provided, generally, for a tax deduction, effective for taxable years beginning after December 31, 2004, for domestic manufacturing activities of up to nine percent (when fully phased-in) of the lesser of "qualified production activities income," as defined in the Act, or taxable income. FSP 109-1 clarified that the tax deduction for domestic manufacturing activities under the Act should be accounted for as a special deduction in accordance with SFAS No. 109, "Accounting for Income Taxes" (SFAS No. 109). MGE Energy and MGE estimate the 2006 tax deduction at $1.0 million, the benefit of which is recognized in the 2006 tax provision. The benefit of the 2005 (first effected year) deduction was completely deferred by rate action of the PSCW, and is spread ratably over 2006 and 2007. The balance sheets reflect regulatory liabilities as of December 31, 2006 and 2005, of $0.1 million and $0.2 million, respectively.

FIN 47

In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations an Interpretation of FASB Statement No. 143. This Interpretation clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. Additionally, this Interpretation clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. As of December 31, 2005, MGE adopted FIN 47. Under FIN 47, MGE is required to record a conditional ARO at its estimated fair value if that fair value can be reasonably estimated. As of December 31, 2005, MGE had a liability of $9.2 million associated with its conditional AROs. The cumulative effect of the change in accounting principle related to FIN 47 had no impact on the utility company's Consolidated Statements of Income due to the application of SFAS No. 71, which resulted in the creation of an offsetting regulatory asset. On December 12, 2005, MGE received notice from the PSCW permitting recognition of a regulatory asset or liability associated with the adoption of FIN 47, and the differences in ongoing expense recognition under FIN 47 for conditional ARO costs.

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

FSP No. FIN 46(R)-6

In April 2006, the FASB issued FASB Staff Position No. FIN 46(R)-6, Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R), (FSP No. 46(R)-6). This pronouncement provides guidance on how a reporting enterprise should determine the variability to be considered in applying FASB interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, which could impact the assessment of whether certain variable interest entities are consolidated. FSP No. 46(R)-6 became effective for MGE and MGE Energy on July 1, 2006. The provisions of FSP No. 46(R)-6 are applied prospectively. The impact on MGE and MGE Energy in periods subsequent to the effective date is dependent on transactions that could occur in future periods, and therefore cannot be determined until the transaction occurs. See Footnote 2 of Notes to Consolidated Financial Statements for information regarding FIN 46(R).

SFAS 156

In March 2006, the FASB issued SFAS 156, Accounting for Servicing of Financial Assets, an amendment of SFAS 140. SFAS 156 simplifies the accounting for servicing rights and reduces the volatility that results from the use of different measurement attributes for servicing rights and the related financial instruments used to economically hedge risks associated with those servicing rights. SFAS 156 also clarifies when to separately account for servicing rights, requires these rights to be initially measured at fair value, and provides the option to subsequently account for those servicing right (by class) at either fair value or under the amortization method previously required under SFAS 140. SFAS 156 is effective for the fiscal year beginning after September 15, 2006. Early adoption is permitted as of the beginning of the entity's fiscal year. MGE did not early adopt this statement and this statement did not have a material impact on MGE Energy or MGE's consolidated financial statements.

SFAS 157

In September 2006, the FASB issued FASB Statement 157, Fair Value Measurements (SFAS 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability. SFAS 157 will be effective as of January 1, 2008. MGE and MGE Energy are currently assessing the impact that SFAS 157 may have on their financial statements.

SFAS 158

In September 2006, the FASB issued SFAS 158, Employers' Accounting for Pension and Other Postretirement Plans. As of December 31, 2006, MGE and MGE Energy adopted SFAS 158. Under SFAS 158, MGE is required to recognize the funded status of defined benefit pension and other postretirement pension plans as a net liability or asset on the balance sheet with an offset to other comprehensive income. Additionally, upon adoption, any previously disclosed, but unrecognized gains/losses, prior service costs, and transition assets or obligations are to be recognized as a component of other comprehensive income. At December 31, 2006, the aforementioned entries have been reflected in the consolidated financial statements of MGE and MGE Energy. However, MGE has recorded such adjustment as an adjustment to regulatory assets rather than as an adjustment to other comprehensive income as prescribed by the pronouncement. See note (a) below for discussion of this treatment.

SFAS 158 also prohibits the use of a measurement date (to measure plans assets and obligations) that is prior to the year-end balance sheet date. This change is effective for fiscal years ending after December 15, 2008 and will have no impact on MGE and MGE Energy, as MGE and MGE Energy have consistently used a December 31 date to measure plan assets and obligations.

The adoption of SFAS 158 had the following impacts on the consolidated financial statements of MGE and MGE Energy as of December 31, 2006.

(In thousands)	Before Application of SFAS 158 (d)	Adjustment for SFAS 158 - Pension Plans (c)	Adjustment for SFAS 158 - Other Postretirement Plans (c)	After Application of SFAS 158
Pension and other postretirement liability, net	$42,912	$24,925	$8,213	$76,050
Pension liability-current	-	614	-	614
Regulatory asset (a)	2,840	27,032	8,213	38,085
Regulatory liability (b)	-	-	3,668	3,668
Intangible asset	1,493	(1,493)	-	-
Deferred tax asset (b)	-	-	3,668	3,668

(a)

On December 21, 2004, the PSCW issued a final order which stated that minimum pension liabilities related to regulated operations should be classified within the financials statements as regulatory assets, rather than within other comprehensive income as prescribed by SFAS 87. Because the debit to other comprehensive income for the additional minimum pension liability represents future expenses that are expected to be recovered in rates, the PSCW concluded that a regulatory asset should be recorded in lieu of an adjustment to other comprehensive income. Under SFAS 158, the adjustment to other comprehensive income also represents future expenses that will be recoverable in rates. In accordance with the December 21, 2004, PSCW final order, MGE has classified any adjustments to accumulated other comprehensive income required under the provisions of SFAS 158, as regulatory assets.

(b)

Amount relates to the difference in treatment of the Medicare Part D subsidy for tax and book purposes. For SFAS 109 purposes the benefit of this subsidy was excluded from the computation of the unfunded liability. However, for financial statement purposes the unfunded liability includes (or is reduced by) the benefit of the subsidy. There are no additional impacts of SFAS 158 on MGE's deferred tax asset balance as the deferred tax liability related to the SFAS 158 regulatory asset is equal and offsetting to the deferred tax asset that is required on the pension and other postretirement liability.

(c)

Amount includes both qualified and nonqualified plans.

(d)

Represents balances at December 31, 2006, under the provisions of SFAS 87.

Pension Protection Act

During the third quarter of 2006, President Bush signed into law the Pension Protection Act of 2006, which will affect the manner in which companies, including MGE and MGE Energy, administer their pension plans. This legislation will require companies to, amongst other things, increase the amount by which they fund their pension plans, pay higher premiums to the Pension Benefit Guaranty Corporation if they sponsor defined benefit plans, amend plan documents and provide additional plan disclosures in regulatory filings and to plan participants. This legislation will be effective as of January 1, 2008. MGE and MGE Energy do not anticipate that the Act will have a material effect on their liquidity and capital resources. Absent changes in plan design as a result of the Act, the act is not expected to materially impact MGE and MGE Energy's results of operations. MGE and MGE Energy are currently assessing the impact the Act may have on their plan design, if any.

EITF 06-03

At its June 28, 2006, meeting, the FASB ratified the consensus reached by the Task Force on EITF Issue 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation). The scope of this Issue includes taxes that are externally imposed on a revenue producing transaction between a seller and a customer. The Task Force concluded that a company should disclose its accounting policy (i.e., gross or net presentation) regarding presentation of such taxes. If taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. This issue is effective for the first annual or interim reporting period beginning after December 15, 2006. MGE and MGE Energy record such taxes on a net basis. MGE and MGE Energy do not expect this statement to have any impact on their consolidated financial statements.

FIN 48

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Under the interpretation, the financial statements will reflect expected future tax consequences of such positions presuming the tax authorities' full knowledge of the position and relevant facts, but without considering time values. This interpretation is effective for annual periods beginning after December 15, 2006. Accordingly, MGE Energy and MGE adopted FIN 48 on January 1, 2007. Based on facts and circumstances known at December 31, 2006, MGE Energy and MGE estimate that the adoption of this pronouncement will result in reclassification of between $0.3 million and $0.5 million of various income tax related liabilities to a uncertain tax liability in the Consolidated Balance Sheets, and an insignificant adjustment, if any, to the balance of retained earnings. Prior periods will not be restated as a result of this required accounting change.

SAB No. 108

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB No. 108) regarding the quantification of financial statement misstatements. SAB No. 108 requires a "dual approach" for quantifications of errors using both a method that focuses on the income statement impact, including the cumulative effect of prior years' misstatements, and a method that focuses on the period-end balance sheet. SAB No. 108 will be effective as of January 1, 2007. The adoption of this standard is not expected to have a material impact on MGE or MGE Energy.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk - MGE Energy and MGE.

MGE Energy and MGE are potentially exposed to market risk associated with interest rates, commodity prices, weather, and equity returns. MGE currently has no exposure to foreign currency risk. MGE manages some risk exposure through risk management policies and the use of derivative instruments. MGE's risk management policy prohibits speculative trading transactions.

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

On November 1, 2006, MGE entered into a nonexchange traded weather derivative. This agreement extends from January 2007 until March 2007. This agreement has a premium of $0.3 million. Under this agreement, MGE is subject to a floor and a ceiling based on forecasted heating degree days during the indicated period. If heating degree days are below the floor, MGE is entitled to receive payment, and if actual heating degree days exceed the ceiling, MGE is obligated to make a payment. Any payment or receipt is limited to $1.4 million. MGE accounts for HDD Collars using the intrinsic value method pursuant to the requirements of EITF No. 99-2, Accounting for Weather Derivatives.

MGE may also be impacted by extreme weather conditions such as hurricanes or tornados. Such conditions may damage critical operating assets or may negatively impact the price of commodity and other costs.

A summary of actual weather information in the utility segment's service territory during 2006, 2005, and 2004, as measured by degree days, may be found in Results of Operations.

Commodity Price Risk

MGE has commodity price risk exposure with respect to the price of natural gas, electricity, coal, emission credits, and oil. MGE employs established policies and procedures to reduce the market risks associated with changing commodity prices. MGE's commodity risks are somewhat mitigated by the current ratemaking process in place for recovering electric fuel cost, purchased energy costs, and the cost of natural gas. MGE's electric fuel costs are subject to fuel rules established by the PSCW. Under the electric fuel rules, MGE may be required to refund to customers if the fuel rules costs fall outside the lower end of the range and would be allowed to request a surcharge if the fuel rules costs exceeded the upper end of the range. The range is defined by the PSCW and has been modified throughout the years based on market conditions and other relevant factors. Pursuant to the PSCW order issued on December 22, 2006, MGE's will be subject to a plus or minus 2% range. MGE's gas segment is governed by the purchased gas adjustment clause (PGA). Under the PGA, MGE is able to pass through to customers the cost of gas , subject to certain limited incentives. Under both the electric fuel rules and PGA clause, MGE may include in the cost of fuel (natural gas or power) the costs and benefits of fuel price risk management tools implemented under the risk management plan approved by the PSCW.

MGE also reduces price risk caused by market fluctuations via physical contracts and derivative contracts, including futures, swaps, options, and forwards. The maximum length of time over which cash flows related to energy commodities are currently being cash-flow hedged is one year. MGE's energy contracts are accounted for under SFAS 133. Many of the contracts qualify for the normal purchase and sales exemption to SFAS 133. Those that do not qualify for this exemption are recorded as assets or liabilities on the balance sheet at fair value. Changes in the fair value of derivative instruments are recorded in current earnings or deferred in accumulated other comprehensive income (loss), depending on whether a derivative is designated as, and is effective as, a hedge and depending on the type of hedge transaction.

If the derivative qualifies for regulatory deferral subject to the provisions of SFAS No. 71, Accounting for the Effects of Certain Types of Regulation, the derivatives are marked to fair value pursuant to SFAS No. 133 and are offset with a corresponding regulatory asset or liability.

At December 31, 2006, MGE has financial gas and electric commodity contracts to hedge commodity price risk in the gas and electric segments. These contracts are primarily comprised of exchange-traded option and future contracts to manage the cost of gas and over-the-counter financial floating-to-fixed price swaps and calls for the "Winter Set-Price Firm Gas Sales Service" pilot program. MGE also holds FTRs which are used to hedge the risk of increased congestion charges. At December 31, 2006, the cost basis of these instruments exceeded their fair value by $3.1 million. Under the PGA clause and electric fuel rules, MGE may include in the costs of fuel (natural gas or power) the costs and benefits of the aforementioned fuel price risk management tools. Because these costs and benefits are recoverable, the related unrealized gain has been deferred on the balance sheet as a regulatory asset.

During 2006, MGE has also entered into futures and basis swaps to take advantage of physical and financial arbitrage opportunities between supply basins and pricing spreads between future months' gas supply. Under the incentive mechanism within the PGA Clause, MGE shareholders have the ability to receive 50% of the benefits or loss from these deals if certain thresholds are achieved. At December 31, 2006, these positions were in an unrealized gain position of $0.5 million. Of this amount, 50% is reflected in other comprehensive income and 50% is reflected as a regulatory asset pursuant to a rate order issued by the PSCW.

MGE's energy contracts are valued using readily available NYMEX pricing data.

Interest Rate Risk

Both MGE and MGE Energy have short term borrowings at varying interest rates. MGE issues commercial paper for its short-term borrowings, while MGE Energy draws from its current credit facility to meet its short term borrowing needs (see Footnote 11 of the Notes to Consolidated Financial Statements). Borrowing levels vary from period to period depending upon capital investments and other factors. Future short-term interest expense and payments will reflect both future short-term interest rates and borrowing levels. MGE Energy and MGE manage interest rate risk by limiting their variable rate exposure and continually monitoring the effects of market changes on interest rates. MGE is not exposed to changes in interest rates on a substantial portion of its long-term debt until that debt matures and is refinanced at market rates. Assuming the current level of variable rate borrowings and assuming a 1% change in the 2006 average interest rate under these borrowings, it is estimated that our 2006 interest expense and net income would have changed by $0.3 million for MGE and $0.6 million for MGE Energy.

Equity Price Risk - Pension-Related Assets

MGE currently funds its liabilities related to employee benefits through trust funds. These funds, which include investments in debt and equity securities, are managed by various investment managers. Changes in market value of these investments can have an impact on the future expenses related to these liabilities. Holding other assumptions constant, for every 1% reduction in the expected rate of return on plan assets, annual pension and other postretirement cost would increase by approximately $1.3 million, before taxes. MGE's risk of expense and annuity payments, as a result of changes in the market value of the trust funds, is mitigated in part through future rate actions by the PSCW.

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

As noted above in Commodity Price Risk, the electric operations of MGE operate under a "fuel rules" adjustment clause for fuel and purchased power costs associated with the generation and delivery of electricity. This clause establishes a base rate for fuel and purchased power. Pursuant to a PSCW rate order issued on December 22, 2006, effective January 1, 2007, the PSCW modified MGE's fuel rules bandwidth to a range of -2% to +2%. MGE may be required to refund to customers if the fuel rules costs fall outside the lower end of the range (-2%), and would be allowed to request a surcharge if the fuel rules costs exceeded the upper end of the range (+2%). MGE assumes the risks and benefits of variances that are within the 2% bandwidth. For 2007, fuel and purchased power costs included in MGE's base fuel rates are $110.0 million. For the year ended December 31, 2006, fuel and purchased power costs included in MGE's base fuel rates were originally $132.2 million. These costs were subsequently revised to $115.7 million on May 26, 2006, as a result of significantly lower fuel costs than those expected in the aforementioned rate order.

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

MGE is obligated to provide service to all electric and gas customers within its respective franchised territories. MGE's franchised electric territory includes a 315 square-mile area in Dane County, Wisconsin, and MGE's franchised gas territory includes a service area covering 1,625 square miles in Wisconsin. For the year ended December 31, 2006, no one customer constituted more than 7% of total operating revenues for MGE and MGE Energy. Credit risk for electric and gas is managed by MGE's credit and collection policies, which are consistent with state regulatory requirements.

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

Item 8. Financial Statements and Supplementary Data.

MGE Energy

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15f. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control- Integrated Framework issued by the Committee Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control- Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholders of MGE Energy, Inc.:

We have completed integrated audits of MGE Energy's consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of MGE Energy, Inc. and its subsidiaries at December 31, 2006, and December 31, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Footnote 24 to the consolidated financial statements, the Company changed its method of accounting for its defined benefit pension and postretirement plans as of December 31, 2006.

Internal control over financial reporting

Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

February 26, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholder of Madison Gas and Electric Company:

In our opinion, the accompanying consolidated balance sheets and the related consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Madison Gas and Electric Company and its subsidiaries at December 31, 2006, and December 31, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Footnote 24 to the consolidated financial statements, the Company changed its method of accounting for its defined benefit pension and postretirement plans as of December 31, 2006.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

February 26, 2007

MGE Energy, Inc.

Consolidated Statements of Income

(In thousands, except per-share amounts)

	For the years ended December 31,
	2006	2005	2004
Operating Revenues:
Regulated revenues	$504,138	$511,517	$422,149
Nonregulated revenues	3,408	1,853	2,732
Total Operating Revenues	507,546	513,370	424,881

Operating Expenses:
Fuel for electric generation	49,227	65,016	43,033
Purchased power	77,164	81,676	51,984
Natural gas purchased	129,331	146,110	114,646
Other operations and maintenance	126,086	117,552	115,633
Depreciation and amortization	31,342	29,275	24,917
Other general taxes	15,402	13,269	12,715
Total Operating Expenses	428,552	452,898	362,928
Operating Income	78,994	60,472	61,953

Other income, net	4,329	4,938	3,927
Interest expense	(15,001)	(13,448)	(11,384)
Income before income taxes	68,322	51,962	54,496
Income tax provision	(25,899)	(19,871)	(20,656)
Net Income	$ 42,423	$ 32,091	$ 33,840

Earnings Per Share of Common Stock (basic and diluted):	$2.06	$1.57	$1.77

Dividends paid per share of common stock	$1.39	$1.37	$1.36

Average Shares Outstanding (basic and diluted)	20,564	20,436	19,119

The accompanying notes are an integral part of the above consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	For the years ended December 31,
	2006	2005	2004
Operating Activities:
Net income	$ 42,423	$ 32,091	$ 33,840
Items not affecting cash:
Depreciation and amortization	31,342	29,275	24,917
Deferred income taxes	5,241	10,900	8,832
Amortization of investment tax credits	(432)	(460)	(502)
Equity earnings in ATC	(5,317)	(4,871)	(4,236)
Employee benefit plan expenses	10,178	9,665	9,068
Provision for doubtful accounts receivable	3,230	2,080	2,080
Amortization of debt issuance costs and discount	595	493	516
Other items	99	695	639
Reserve for fuel refund	2,312	-	-
Gain on the sale of property	-	-	(938)
Changes in working capital items:
Restricted cash - margin account	(1,080)	-	-
Trade and other receivables, net	14,791	(18,855)	(8,183)
Inventories	(3,717)	(12,468)	(4,839)
Unbilled revenues	4,394	(5,552)	(3,236)
Other current assets	(3,771)	2,052	(1,598)
Retainage receivable	2,425	2,500	-
Accounts payable	(4,226)	7,014	8,385
Accrued interest and taxes	101	2,979	(47)
Other current liabilities	(174)	(1,478)	(396)
Dividend income from ATC	4,003	3,550	3,055
Cash contributions to pension and other postretirement plans	(5,779)	(5,536)	(2,328)
Other noncurrent items, net	4,401	(697)	(2,410)
Cash Provided by Operating Activities	101,039	53,377	62,619
Investing Activities:
Capital expenditures	(92,575)	(85,771)	(95,747)
Capital contributions in ATC and other investments	(1,974)	(1,686)	(3,650)
Repayment (advance) from/ to ATC related to WCCF	-	12,964	(2,308)
Proceeds from sale of property	-	-	1,592
Advance to WEPCO for ATC work	(808)	(1,599)	-
Other	916	359	(469)
Cash Used for Investing Activities	(94,441)	(75,733)	(100,582)
Financing Activities:
Issuance of common stock, net	17,050	2,259	63,154
Issuance (purchase) of treasury stock	119	(119)	-
Cash dividends paid on common stock	(28,513)	(28,054)	(25,943)
Repayment of long-term debt	-	-	(20,000)
Issuance of long-term debt	30,000	20,000	-
(Decrease) increase in short-term debt	(25,500)	29,225	21,595
Other	(82)	(1,128)	698
Cash (Used for) Provided by Financing Activities	(6,926)	22,183	39,504
Change in Cash and Cash Equivalents:	(328)	(173)	1,541
Cash and cash equivalents at beginning of period	3,331	3,504	1,963
Cash and cash equivalents at end of period	$ 3,003	$ 3,331	$ 3,504
Supplemental disclosures of cash flow information:
Interest paid	$16,693	$13,680	$11,518
Income taxes paid	$20,530	$ 7,339	$12,163
Income taxes received	$ -	$(3,313)	$ -

The accompanying notes are an integral part of the above consolidated financial statements.

MGE Energy, Inc.

Consolidated Balance Sheets

(In thousands)

	At December 31,
ASSETS	2006	2005
Current Assets:
Cash and cash equivalents	$ 3,003	$ 3,331
Restricted cash	4,243	2,556
Accounts receivable, less reserves of $3,489 and $2,734, respectively	33,397	49,272
Other accounts receivable, less reserves of $107 and $93, respectively	4,508	9,079
Unbilled revenues	26,038	30,432
Materials and supplies, at lower of average cost or market	15,052	15,326
Fossil fuel	6,010	5,501
Stored natural gas, at lower of average cost or market	31,465	27,983
Prepaid taxes	13,748	12,436
Regulatory assets - current	4,270	-
Other current assets	7,679	4,989
Total Current Assets	149,413	160,905
Other long-term receivables	4,631	3,969
Special billing projects	1,861	1,786
Regulatory assets	50,841	34,024
Other deferred charges	5,874	11,120

Property, Plant, and Equipment, Net	632,474	611,419
Construction work in progress	95,949	56,238
Total Property, Plant, and Equipment	728,423	667,657

Other Property and Investments	41,189	37,446

Total Assets	$982,232	$916,907

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$ 15,000	$ -
Short-term debt	57,000	82,500
Accounts payable	45,063	49,502
Accrued interest and taxes	3,430	3,328
Deferred income taxes	3,917	4,061
Regulatory liabilities - current	2,943	-
Pension liability - current	614	-
Other current liabilities	15,894	13,589
Total Current Liabilities	143,861	152,980

Other Credits:
Deferred income taxes	101,700	99,329
Investment tax credit - deferred	3,497	3,929
Regulatory liabilities	24,207	21,748
Accrued pension and other postretirement benefits	76,050	55,504
Other deferred liabilities	20,285	17,222
Total Other Credits	225,739	197,732

Capitalization:
Common shareholders' equity	375,348	343,883
Long-term debt	237,284	222,312
Total Capitalization	612,632	566,195
Commitments and contingencies (see Footnote 18)	-	-

Total Liabilities and Capitalization	$982,232	$916,907

The accompanying notes are an integral part of the above consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Capitalization

(In thousands)

	At December 31,
	2006	2005
Common Shareholders' Equity:
Common stock - par value $1 per share:
Authorized 50,000,000 shares
Issued 20,975,392 and 20,454,496 shares, respectively	$ 20,975	$ 20,454
Common stock held in treasury, at cost (3,384 shares in 2005)	-	(119)
Additional paid-in capital	248,406	231,877
Retained earnings	105,386	91,476
Accumulated other comprehensive income, net of tax	581	195
Total Common Shareholders' Equity	375,348	343,883

Redeemable Preferred Stock, Cumulative, $25 par value, 1,175,000 authorized, but unissued	-	-

First Mortgage Bonds:
7.70%, 2028 Series	1,200	1,200

Other Long-Term Debt:
7.49%, due 2007	15,000	15,000
6.02%, due 2008	30,000	30,000
4.875% 2012 Series, Industrial Development Revenue Bonds	19,300	19,300
5.875% 2034 Series, Industrial Development Revenue Bonds	28,000	28,000
6.58%, due 2012	15,000	15,000
5.26%, due 2017	20,000	20,000
5.25%, due 2017	30,000	-
7.12%, due 2032	25,000	25,000
6.12%, due 2028	20,000	20,000
5.68%, due 2033	30,000	30,000
5.19% due 2033	20,000	20,000
Total Other Long-Term Debt	252,300	222,300
Long-term debt due within one year	(15,000)	-
Unamortized discount	(1,216)	(1,188)
Total Long-Term Debt	237,284	222,312

Total Capitalization	$612,632	$566,195

The accompanying notes are an integral part of the above consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Common Equity and Comprehensive Income

(In thousands, except per-share amounts)

	Common Stock Shares Value		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Comprehensive Income	Total
2004
Beginning balance - December 31, 2003	18,344	$18,344	-	$168,574	$79,542	$(3,390)		$263,070
Net income					$33,840		$33,840	$33,840
Other comprehensive income/(loss):
Minimum pension liability adjustment, net of $2,273 tax expense						$ 3,390	3,390	3,390
Net unrealized gain on investments, net of $460 tax expense						686	686	686
Total comprehensive income							$37,916
Common stock dividends declared ($1.36 per share)					(25,943)			(25,943)
Common stock issued, net	2,046	$ 2,046		$ 61,108				63,154
Ending balance - December 31, 2004	20,390	$20,390	-	$229,682	$87,439	$ 686		$338,197

2005
Net income					$32,091		$32,091	$32,091
Other comprehensive income/(loss):
Net unrealized loss on investments, net of $329 tax benefit						$(491)	(491)	(491)
Total comprehensive income							$31,600
Treasury stock, at cost			$(119)					(119)
Common stock dividends declared ($1.37 per share)					(28,054)			(28,054)
Common stock issued, net	64	$ 64		$ 2,195				2,259
Ending balance - December 31, 2005	20,454	$20,454	$(119)	$231,877	$91,476	$195		$343,883

2006
Net income					$42,423		$42,423	$42,423
Other comprehensive income/(loss):
Net unrealized gain on investments, net of $155 tax expense						$231	231	231
Net unrealized gain on cash flow hedges, net of $104 tax expense						155	155	155
Total comprehensive income							$42,809
Treasury stock, at cost			$119					119
Common stock dividends declared ($1.39 per share)					(28,513)			(28,513)
Common stock issued, net	521	$ 521		$ 16,529				17,050
Ending balance - December 31, 2006	20,975	$20,975	$ -	$248,406	$105,386	$581		$375,348

The accompanying notes are an integral part of the above consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Income

(In thousands)

	For years ended December 31,
	2006	2005	2004
Operating Revenues:
Regulated electric revenues	$318,912	$310,984	$250,386
Regulated gas revenues	185,226	200,533	171,763
Nonregulated revenues	3,408	603	-
Total Operating Revenues	507,546	512,120	422,149

Operating Expenses:
Fuel for electric generation	49,227	65,016	43,033
Purchased power	77,164	81,676	51,984
Natural gas purchased	129,331	146,110	114,646
Other operations and maintenance	125,573	117,272	115,189
Depreciation and amortization	31,342	29,275	24,917
Other general taxes	15,399	13,268	12,713
Income tax provision	24,066	16,924	18,655
Total Operating Expenses	452,102	469,541	381,137
Operating Income	55,444	42,579	41,012

Other Income and Deductions:
AFUDC - equity funds	554	417	548
Equity in earnings in ATC	5,317	4,871	4,236
Income tax provision	(1,719)	(2,494)	(866)
Other deductions	(1,545)	(354)	(1,444)
Total Other Income and Deductions	2,607	2,440	2,474

Interest Expense:
Interest on long-term debt	14,034	12,527	11,579
Other interest	2,036	1,158	(60)
AFUDC - borrowed funds	(235)	(155)	(217)
Net Interest Expense	15,835	13,530	11,302
Net Income Before Minority Interest	$ 42,216	$ 31,489	$ 32,184
Minority interest, net of tax	(9,610)	(5,438)	-
Net Income	$ 32,606	$ 26,051	$ 32,184

The accompanying notes are an integral part of the above consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Cash Flows

(In thousands)

	For the years ended December 31,
Operating Activities:	2006	2005	2004
Net income	$ 32,606	$ 26,051	$ 32,184
Items not affecting cash:
Depreciation and amortization	31,342	29,275	24,917
Deferred income taxes	4,839	10,895	8,831
Amortization of investment tax credits	(432)	(460)	(502)
Amortization of debt issuance costs and discount	595	493	516
Provision for doubtful accounts receivable	3,230	2,080	2,080
AFUDC - equity funds	(554)	(414)	(548)
Employee benefit plan expenses	10,178	9,665	9,068
Equity earnings in ATC	(5,317)	(4,871)	(4,236)
Minority interest, net of tax	9,610	5,438	-
Gain on the sale of property	-	-	(359)
Reserve for fuel refund	2,312	-	-
Other items	653	1,109	1,181
Changes in working capital items:
Restricted cash - margin account	(1,080)	-	-
Trade and other receivables, net	12,877	(24,078)	(5,571)
Inventories	(3,717)	(12,468)	(4,839)
Unbilled revenues	4,394	(5,552)	(3,236)
Other current assets	(3,835)	3,983	(2,229)
Accounts payable	(1,611)	(8,697)	5,868
Accrued interest and taxes	(1,360)	4,325	(45)
Other current liabilities	(146)	(1,302)	(478)
Dividend income from ATC	4,003	3,550	3,055
Cash contributions to pension and other postretirement plans	(5,779)	(5,536)	(2,328)
Other noncurrent items, net	4,416	(643)	(2,540)
Cash Provided by Operating Activities	97,224	32,843	60,789
Investing Activities:
Capital expenditures	(92,575)	(85,771)	(95,775)
Repayment (advance) from/ to ATC related to WCCF	-	12,964	(2,308)
Capital contributions in ATC and other investments	(1,915)	(1,476)	(3,650)
AFUDC - borrowed funds	(235)	(159)	(217)
Advance to WEPCO for ATC work	(808)	(1,599)	-
Proceeds from sale of property	-	-	980
Other	1,151	518	(278)
Cash Used for Investing Activities	(94,382)	(75,523)	(101,248)
Financing Activities:
Equity contributions from parent	-	-	20,532
Cash dividends paid to parent	(12,997)	(25,831)	(25,158)
Cash dividends paid to parent from WCCF and Transco	(10,119)	(10,513)	-
Affiliate financing of MGE Power Elm Road and MGE Power West Campus	-	25,441	432
Equity contribution received by MGE Power West Campus	754	7,078	40,377
Equity contributions received by MGE Transco and MGE Power Elm Road	26,526	1,386	-
Repayment of long-term debt	-	-	(20,000)
Issuance of long-term debt	30,000	20,000	-
(Decrease) increase in short-term debt	(36,500)	25,725	24,775
Other	(82)	(697)	21
Cash (Used for) Provided by Financing Activities	(2,418)	42,589	40,979
Change in Cash and Cash Equivalents	424	(91)	520
Cash and cash equivalents at beginning of period	822	913	393
Cash and cash equivalents at end of period	$ 1,246	$ 822	$ 913

Supplemental disclosures of cash flow information:
Interest paid	$15,793	$13,192	$11,028
Income taxes paid	$ 3,850	$4,789	$11,906
Income taxes received	$ -	$(3,313)	-

The accompanying notes are an integral part of the above consolidated financial statements.

Madison Gas and Electric Company

Consolidated Balance Sheets

(In thousands)

	At December 31,
ASSETS	2006	2005
Utility Plant (At Original Cost, In Service):
Electric	$ 667,597	$ 646,444
Gas	260,550	251,555
Nonregulated	109,587	108,372
Gross plant in service	1,037,734	1,006,371
Less accumulated provision for depreciation	(405,391)	(394,925)
Net plant in service	632,343	611,446
Construction work in progress	95,949	56,238
Total Utility Plant	728,292	667,684
Other property and investments	1,306	988
Investment in ATC	38,468	35,239
Total Other Property and Investments	39,774	36,227
Current Assets:
Cash and cash equivalents	1,246	822
Restricted cash	4,243	2,556
Accounts receivable, less reserves of $3,489 and $2,734, respectively	33,397	49,230
Affiliate receivables	-	6,376
Other accounts receivable, less reserves of $107 and $93, respectively	4,398	4,596
Unbilled revenues	26,038	30,432
Materials and supplies, at lower of average cost or market	15,052	15,326
Fossil fuel	6,010	5,501
Stored natural gas, at lower of average cost or market	31,465	27,983
Prepaid taxes	12,753	11,380
Regulatory assets - current	4,270	-
Other current assets	7,652	4,959
Total Current Assets	146,524	159,161
Other long-term receivables	4,631	3,969
Special billing projects	1,861	1,786
Affiliate receivable long-term	12,923	-
Regulatory assets	50,841	34,024
Other deferred charges	5,684	10,945
Total Assets	$ 990,530	$ 913,796
CAPITALIZATION AND LIABILITIES
Common stockholder equity	$ 307,784	$ 287,966
Minority interest	95,978	43,766
Long-term debt	237,284	222,312
Total Capitalization	641,046	554,044
Current Liabilities:
Long-term debt due within one year	$15,000	$ -
Short-term debt - commercial paper	29,500	66,000
Accounts payable	44,513	48,398
Affiliate payables	2,070	9
Accrued interest and taxes	9,583	4,319
Accrued payroll - related items	6,688	5,953
Deferred income taxes	3,919	4,069
Regulatory liabilities - current	2,943	-
Pension liability - current	614	-
Other current liabilities	9,114	7,516
Total Current Liabilities	123,944	136,264
Other Credits:
Deferred income taxes	101,501	99,645
Investment tax credit - deferred	3,497	3,929
Regulatory liabilities	24,207	21,748
Accrued pension and other postretirement benefits	76,050	55,504
Affiliate payable long-term	-	25,441
Other deferred liabilities	20,285	17,221
Total Other Credits	225,540	223,488
Commitments and contingencies (see Footnote 18)	-	-
Total Capitalization and Liabilities	$ 990,530	$ 913,796

The accompanying notes are an integral part of the above consolidated financial statements.

Madison Gas and Electric Company

Consolidated Capitalization Statement

(In thousands)

	At December 31,
	2006	2005
Common Stockholder Equity:
Common stock - par value $1 per share:
Authorized 50,000,000 shares
Outstanding 17,347,889	$ 17,348	$ 17,348
Additional paid-in capital	184,917	184,917
Retained earnings	105,331	85,722
Accumulated other comprehensive income (loss), net of tax	188	(21)
Total Common Stockholder Equity	307,784	287,966

Minority Interest	95,978	43,766

Redeemable Preferred Stock, Cumulative, $25 par value, 1,175,000 authorized, but unissued	-	-

First Mortgage Bonds:
7.70%, 2028 Series	1,200	1,200

Other Long-Term Debt:
7.49%, due 2007	15,000	15,000
6.02%, due 2008	30,000	30,000
4.875% 2012 Series, Industrial Development Revenue Bonds	19,300	19,300
5.875% 2034 Series, Industrial Development Revenue Bonds	28,000	28,000
6.58%, due 2012	15,000	15,000
5.26%, due 2017	20,000	20,000
5.25%, due 2017	30,000	-
7.12%, due 2032	25,000	25,000
6.12%, due 2028	20,000	20,000
5.68%, due 2033	30,000	30,000
5.19% due 2033	20,000	20,000
Total Other Long-Term Debt	252,300	222,300
Long-term debt due within one year	(15,000)	-
Unamortized discount	(1,216)	(1,188)
Total Long-Term Debt	237,284	222,312

Total Capitalization	$641,046	$554,044

The accompanying notes are an integral part of the above consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Common Equity and Comprehensive Income

(In thousands, except per-share amounts)

	Common Stock Shares Value		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Comprehensive Income	Total
2004
Beginning balance - December 31, 2003	17,348	$17,348	$164,385	$78,476	$(3,390)		$256,819
Net income				$32,184		$32,184	$32,184
Other comprehensive income/(loss):
Minimum pension liability adjustment, net of $2,273 tax expense					$3,390	3,390	3,390
Net unrealized gain on investments, net of $42 tax expense					63	63	63
Total comprehensive income						$35,637
Common stock dividends declared				(25,158)			(25,158)
Capital distribution from parent			$20,532				20,532
Ending balance - December 31, 2004	17,348	$17,348	$184,917	$85,502	$ 63		$287,830

2005
Net income				$26,051		$26,051	$26,051
Other comprehensive income/(loss):
Net unrealized loss on investments, net of $57 tax benefit					$ (84)	(84)	(84)
Total comprehensive income						$25,967
Common stock dividends declared				(25,831)			(25,831)
Ending balance - December 31, 2005	17,348	$17,348	$184,917	$85,722	$(21)		$287,966

2006
Net income				$32,606		$32,606	$32,606
Other comprehensive income/(loss):
Net unrealized gain on investments, net of $36 tax expense					$54	54	54
Net unrealized gain on cash flow hedges, net of $104 tax expense					155	155	155
Total comprehensive income						$32,815
Common stock dividends declared				(12,997)			(12,997)
Ending balance - December 31, 2006	17,348	$17,348	$184,917	$105,331	$188		$307,784

The accompanying notes are an integral part of the above consolidated financial statements.

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004

This report is a combined report of MGE Energy and MGE. The notes to the consolidated financial statements that follow include consolidated MGE Energy footnotes and certain footnotes related to MGE as signified appropriately below.

1.

Summary of Significant Accounting Policies.

a.

Regulation and System of Accounts-MGE Energy and MGE.

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

MGE, a wholly owned subsidiary of MGE Energy, is a regulated electric and gas utility headquartered in Madison, Wisconsin. MGE is the majority owner of MGE Transco. MGE Transco is a nonregulated entity formed to manage the Company's investment in ATC.

Wholly owned subsidiaries of MGE Energy include CWDC, MAGAEL, MGE Construct, and MGE Power. MGE Power owns 100% of MGE Power West Campus and MGE Power Elm Road. MGE Power and its subsidiaries are part of our nonregulated energy operations, which were formed to own and lease new electric generation projects.

In 2003, MGE began consolidating the financial statements of subsidiaries in which it has a controlling financial interest, pursuant to the requirements of FIN 46R. In accordance with these provisions, MGE has consolidated MGE Power West Campus and MGE Power Elm Road. See Footnotes 2, 21, and 22 to the Consolidated Financial Statements for more discussion of these entities.

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

f.

Restricted Cash- MGE Energy and MGE.

MGE has certain cash accounts that are restricted to uses other than current operations and designated for a specific purpose. MGE's restricted cash accounts include amounts held as margin for certain financial transactions and cash held by trustees for certain employee benefits.

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

MGE is obligated to provide service to all electric and gas customers within its franchised territories. MGE's franchised electric territory includes a 315 square-mile area in Dane County, Wisconsin, and MGE's franchised gas territory includes a service area covering 1,625 square miles in Wisconsin. MGE manages this concentration and the related credit risk through its credit and collection policies, which are consistent with state regulatory requirements.

h.

Other Receivables - MGE Energy and MGE.

Other receivables represent receivables generated from nonregulated operations or from activities that are outside of the core business. A majority of these receivables relate to the WCCF and Elm Road project.

i.

Inventories - MGE Energy and MGE.

Inventories consist of natural gas in storage, fossil fuels, materials and supplies and SO2 allowances. MGE values natural gas in storage, coal at the Columbia facility, and materials and supplies using average cost. MGE values coal at Blount using last-in-first out pricing (LIFO).

At December 31, 2006, and December 31, 2005, $2.2 million and $1.2 million respectively, of MGE's fossil fuel inventory was valued using LIFO. This inventory at current cost exceeds the LIFO stated value by $0.4 million and $0.3 million at December 31, 2006, and 2005, respectively. Additionally, during 2006 and 2005, liquidation of LIFO layers, carried at costs that were lower than current purchases, resulted in a decrease to costs of goods sold of less than $0.1 million and $0.1 million, respectively.

SO2 emission allowances are included in inventory and are recorded at the lower of weighted average cost or market. These allowances are charged to fuel expense as they are used in operations. MGE's emission allowance balances as of December 31, 2006, and December 31, 2005, were $2.9 million and $3.8 million, respectively.

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

Provisions at composite straight-line depreciation rates approximate the following percentages for the cost of depreciable property:

	2006	2005	2004
Electric	3.1%	3.1%	3.0%
Gas	3.3%	3.4%	3.4%

m.

Repairs and Maintenance Expense- MGE Energy and MGE.

In accordance with the provisions set forth in FSP AUG AIR-1, Accounting for Planned Major Maintenance Activities, MGE utilizes the direct expensing method for any such projects. Under this method, MGE expenses all costs associated with major planned maintenance activities as incurred.

n.

Purchased Gas Adjustment Clause - MGE Energy and MGE.

MGE's natural gas rates are subject to a fuel adjustment clause designed to recover or refund the difference between the actual cost of purchased gas and the amount included in rates. Differences between the amounts billed to customers and the actual costs recoverable are deferred and recovered or refunded in future periods by means of prospective monthly adjustments to rates. At December 31, 2006, and December 31, 2005, MGE had over collected $1.9 million and $5.3 million, respectively. These amounts were recorded in other current liabilities on MGE's Consolidated Balance Sheet.

o.

Revenue Recognition- MGE Energy and MGE.

Operating revenues are recorded as service is rendered or energy is delivered to customers. At the end of the month, MGE accrues an estimate for the unbilled amount of energy delivered to customers. See Footnote 1y for further discussion of unbilled revenues.

MGE records an adjustment to revenues for a fuel credit at the time MGE's actual fuel costs fall below the bandwidth prescribed by the PSCW and MGE concludes that it is probable that the credit will be approved by the PSCW staff. MGE records an adjustment to revenues for a fuel refund at the time actual fuel costs fall below the bandwidth prescribed by the PSCW and the "subject to refund" provision is instituted by the PSCW. See Footnote 17 for further discussion of the fuel rules.

p.

Capitalized Interest - MGE Energy and MGE.

MGE Energy, through its subsidiaries MGE Power West Campus and MGE Power Elm Road, calculates capitalized interest in accordance with SFAS No. 34, Capitalization of Interest Cost, on construction projects for periods where financing is provided by MGE Energy through interim debt.

For the years ended December 31, 2006, and December 31, 2005, $1.9 million and $0.2 million in interest costs related to the Elm Road project were capitalized, respectively. The aforementioned amounts were capitalized as part of the cost of the asset in accordance with the provisions set forth in SFAS No. 34. These costs will be amortized over the asset's estimated useful life.

For the years ended December 31, 2005 and 2004, $0.7 million and $2.1 million in interest costs related to the WCCF project were capitalized, respectively. The total interest capitalized in conjunction with the WCCF project is $4.1 million. On April 26, 2005, when the electric generation facilities of WCCF began generating electricity, MGE Power West Campus discontinued the capitalization of interest, as the project was deemed to be substantially complete.

q.

Allowance for Funds Used During Construction - MGE Energy and MGE.

Allowance for funds used during construction is included in utility plant accounts and represents the cost of borrowed funds used during plant construction and a return on shareholders' capital used for construction purposes. In the Consolidated Income Statements, the cost of borrowed funds (AFUDC-debt) is presented as an offset to interest expense and the return on shareholders' capital (AFUDC- equity funds) is shown as an item within other income. As approved by the PSCW, MGE capitalized AFUDC-debt and equity on 50% of applicable average construction work in progress during 2006 at 9.12%. Although the allowance does not represent current cash income, it is recovered under the ratemaking process over the service lives of the related properties.

r.

Investments - MGE Energy and MGE.

Investments in the common stock of companies in which MGE or MGE Energy's ownership interest is 50% or less and in which MGE or MGE Energy exercises significant influence over operating and financial policies are accounted for using the equity method. All other investments are carried at fair value or at cost, as appropriate.

s.

Capitalized Software Costs- MGE Energy and MGE.

Property, plant and equipment includes the capitalized costs of internal use software totaling $6.9 million at December 31, 2006, and $7.0 million at December 31, 2005. During 2006 and 2005, MGE recorded $1.0 million and $0.9 million of amortization expense related to these costs, respectively. These costs are amortized on a straight-line basis over the estimated useful lives of the assets. For internal use software, the useful lives range from five to ten years.

t.

Impairment of Long-Lived Assets - MGE Energy and MGE.

MGE reviews plant and equipment and other property for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. MGE's policy for determining when long-lived assets are impaired is to recognize an impairment loss if the sum of the expected future cash flows (undiscounted and without interest charges) from an asset are less than the carrying amount of that asset. If an impairment loss is recognized, the amount that will be recorded will be measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. MGE believes there is no impairment of long-lived assets in accordance with SFAS No. 144 at December 31, 2006.

u.

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

The 2006 and 2005 tax credits for the generation of electricity from wind are based on kWh produced and sold during the years at the statutory tax credit rate of 1.9 cents per kWh, or $0.4 million each year. For 2004, the statutory tax credit rate was 1.8 cents per kWh, or $0.4 million for the year.

Excise taxes

MGE Energy, through its utility operations, pays a state license fee tax in lieu of property taxes on property used in utility operations. License fee tax is calculated as a percentage of adjusted operating revenues of the prior year. The electric tax rate is 3.19% for retail sales and 1.59% for sales of electricity for resale by the purchaser. The tax rate on sales of natural gas is 0.97%. The tax is required to be estimated and prepaid in the year prior to its computation and expensing. License fee tax expense, included in other general taxes, was $11.6 million, $9.7 million, and $9.3 million for the years ended December 31, 2006, 2005, and 2004, respectively.

Operating income taxes, including tax credits, and license fee tax are included in rates for utility related items.

v.

Share-based Compensation.

The MGE Energy Board approved a Performance Unit Plan (the "Plan") on December 15, 2006. Under the Plan, eligible participants may receive performance units that entitle the holder to receive a cash payment equal to the value of a designated number of shares of MGE Energy's common stock, plus dividend equivalent payments thereon, at the end of the set performance period. Per the Plan's provisions, these awards are subject to a prescribed vesting schedule and must be settled in cash. Accordingly, no new shares of common stock will be issued in connection with the Plan. MGE and MGE Energy have adopted the provisions of SFAS 123R, Share Based Payment. This guidance establishes standards for the accounting of transactions in which an entity exchanges equity instruments for goods and services. Additionally, this standard addresses the accounting for transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments.

Based on the provisions of SFAS 123R, MGE Energy and MGE will initially measure the cost of the employee services received in exchange for the award based on current market value of MGE Energy common stock. The fair value of the award will be subsequently re-measured at each reporting date through the settlement date. Changes in fair value during the requisite period will be recognized as compensation cost over that period. At December 31, 2006, MGE Energy had not granted any such awards. On January 1, 2007, 22,479 units were granted based on the MGE Energy December 31, 2006, closing stock price.

w.

Treasury Stock - MGE Energy.

Treasury shares are recorded at cost. Any shares of common stock repurchased are held as treasury shares unless cancelled or reissued.

x.

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

y.

Unbilled Revenues - MGE Energy and MGE.

Revenues from the sale of electricity and gas to customers are recorded when electricity/gas is delivered to those customers. The quantity of those sales is measured by customers' meters, and customers' bills are based on readings of those meters. However, due to the large number of those meters, it is impractical to read all of the meters at month-end. Meters are therefore read on a systematic basis throughout the month based on established meter-reading schedules. At the end of any month, there exists a quantity of electric and gas service that has been delivered but not metered or billed. Management must estimate this usage and related revenue. This estimate represents electricity and gas delivered to customers between their meter-read date and the end of the period.

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

In the case of electricity, the amount is further reduced by estimating the quantity of electricity lost in the process of transmitting and distributing it to customers. The resulting available-for-sale quantities are then allocated to various customer classes based upon historical utilization patterns for those customers. MGE applies published tariffs to determine the associated revenues. Utilization patterns are based upon assumptions regarding weather, economic conditions, and consistency of use over the period in question. Actual use can be affected by variations in those items. The resulting estimate is then compared to other available statistics, including billed sales for the particular period, in order to confirm its reasonableness. Namely, MGE monitors the reasonableness of the unbilled revenue estimate through the review of ratios such as unbilled electric receivables to billed electric sales. MGE expects that this ratio will be in the range of 40% to 60%.

z.

Derivative and Hedging Instruments - MGE Energy and MGE.

As part of regular operations, MGE enters into contracts including options, swaps, futures, forwards, and other contractual commitments to manage its exposure to interest rates, commodity prices, and gas margin. MGE evaluates its derivative contracts in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. SFAS No. 133 requires the Company to recognize all derivatives in the consolidated balance sheets at fair value, with changes in the fair value of derivative instruments to be recorded in current earnings or deferred in accumulated other comprehensive income (loss), depending on whether a derivative is designated as, and is effective as, a hedge and on the type of hedge transaction. Derivative activities are in accordance with the company's risk management policy.

If the derivative qualifies for regulatory deferral subject to the provisions of SFAS No. 71, Accounting for the Effects of Certain Types of Regulation, the derivatives are marked to fair value pursuant to SFAS No. 133 and any resulting loss or gain is offset with a corresponding regulatory asset or liability.

2.

Variable Interest Entities - MGE Energy and MGE.

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

a.

MGE Power West Campus.

MGE Power West Campus is not a subsidiary of MGE; however, it has been consolidated in the financial statements of MGE as of December 31, 2003, and subsequent periods due to the adoption of FIN 46R. MGE Power West Campus was created for the purpose of owning new generating assets. MGE Power West Campus' sole principal asset is the WCCF, which it leases to MGE pursuant to a long-term lease. MGE has also contracted to operate the WCCF during the term of the lease. Based on the nature and terms of these contractual relationships, MGE absorbs a majority of the expected losses, residual value, or both, associated with the ownership and operation of the WCCF. MGE is also the party most closely associated with MGE Power West Campus. As a result, MGE is the primary beneficiary and MGE Power West Campus is a VIE under FIN 46R.

b.

MGE Power Elm Road.

MGE Power Elm Road is not a subsidiary of MGE; however, it has been consolidated in the financial statements of MGE due to the adoption of FIN 46R. MGE Power Elm Road was created for the purpose of owning new generating assets. MGE Power Elm Road's sole principal assets are an 8.33% undivided ownership interest in two 615 MW coal-fired generating plants being constructed in Oak Creek, Wisconsin, which will be leased to MGE for the benefit of its customers. Based on the nature and terms of this contractual relationship, MGE is expected to absorb a majority of the expected losses, residual value, or both, associated with MGE Power Elm Road's ownership interest in these plants. MGE is also the party most closely associated with MGE Power Elm Road. As a result, MGE is the primary beneficiary and MGE Power Elm Road is a VIE under FIN 46R.

c.

Shared Savings Program.

FIN 46R also requires MGE to assess whether the participants within its Shared Savings program constitute VIEs in which MGE might be considered to be the consolidating entity. MGE has reviewed 87.5% of the total current Shared Savings program balance and has determined that the provisions of FIN 46R are not applicable via the "business scope exception." For the remaining 12.5% of the total current Shared Savings program balance, these entities are not legally obligated to provide the financial information to MGE that is necessary to determine whether MGE must consolidate these entities. MGE will continue to attempt to obtain information from these customers in order to determine whether they should be consolidated by MGE.

3.

Property, Plant, and Equipment - MGE Energy and MGE.

Property, plant, and equipment consisted of the following at December 31:

	MGE		MGE Energy
(In thousands)	2006	2005	2006	2005
Utility:
Production	$274,092	$264,646	$274,092	$264,646
Distribution	582,599	549,791	582,599	549,791
General	71,456	83,562	71,428	83,535
Total utility plant	928,147	897,999	928,119	897,972
Less: Accumulated depreciation and amortization	400,107	392,353	400,107	392,353
In-service utility plant, net	528,040	505,646	528,012	505,619
Nonregulated:
Production	108,310	107,096	108,310	107,096
Other	1,277	1,276	1,436	1,276
Total nonregulated property, plant, and equipment	109,587	108,372	109,746	108,372
Less: Accumulated depreciation and amortization	5,284	2,572	5,284	2,572
In service nonregulated plant, net	104,303	105,800	104,462	105,800
Construction work in progress	95,949	56,238	95,949	56,238
Total property, plant, and equipment	$728,292	$667,684	$728,423	$667,657

MGE's utility plant is subject to the lien of its Indenture of Mortgage and Deed of Trust. As of December 31, 2006, there was $1.2 million of bonds outstanding under that indenture. See Footnote 10 for further discussion of the mortgage indenture.

4.

Investments - MGE Energy and MGE.

a.

Equity Method Investments and Available for Sale Securities.

(In thousands)	2006		2005
	MGE Energy	MGE	MGE Energy	MGE
Available for sale securities:
Cost basis	$1,527	$769	$1,690	$832
Gross unrealized gains	712	55	361	-
Gross unrealized losses	-	-	(36)	(36)
Fair Value	$2,239	$824	$2,015	$796
Equity method investments:
ATC	$38,468	$38,468	$35,239	$35,239
Other	482	482	192	192
Total equity method investments	$38,950	$38,950	$35,431	$35,431

Total	$41,189	$39,774	$37,446	$36,227

MGE and MGE Energy's available for sale securities represent publicly traded securities and private equity investments in common stock of companies in various industries.

Of the $2.2 million and $0.8 million in available for sale securities held by MGE Energy and MGE at December 31, 2006, $1.3 million and $0.7 million, were not evaluated for impairment because a) the Company did not estimate the fair value of those investments in accordance with paragraphs 14 and 15 of SFAS 107, Disclosures about Fair Value of Financial Instruments, and b) the Company did not identify any events or changes in circumstances that may have had a significant adverse effect on the fair value of those investments.

For the years ended December 31, 2006, and December 31, 2004, MGE and MGE Energy recorded $0.1 million in investment impairment charges. These charges represent an other-than-temporary decline in the value of its investment portfolio. No such charges were recorded for the year ended December 31, 2005.

b.

ATC.

ATC owns and operates electric transmission facilities in Wisconsin. MGE received an interest in ATC when it, like other Wisconsin electric utilities, contributed its electric transmission facilities to ATC.

The interest in ATC is presently held by MGE Transco, which is jointly owned by MGE and MGE Energy. MGE Transco is a majority owned nonregulated subsidiary of MGE. On October 28, 2005, MGE transferred its investment in ATC to MGE Transco. Since this date, MGE Energy has contributed a total of $3.3 million to MGE Transco. In exchange for the funds contributed by MGE Energy to MGE Transco, MGE Energy received an ownership interest in MGE Transco. MGE Energy's share of the equity and net income of MGE Transco are reflected as minority interest within MGE's Consolidated Financial Statements. At December 31, 2006, MGE Transco held a 3.9% ownership interest in ATC as a result of the aforementioned assets transferred and subsequent additional capital contributions made. The difference between the amount of MGE Transco's investment balance and the amount of the underlying equity in the net assets of ATC is due to the allocation of certain tax impacts related to the initial asset transfer.

MGE Transco accounts for the investment in ATC under the equity method of accounting. MGE Transco, through MGE, has a seat on the Board of Directors of ATC and has a 20% ownership interest in ATC Management, Inc. Due to MGE Transco's ability to exercise significant control over management activities, MGE Transco has accounted for this investment under the equity method of accounting. Equity earnings from the investment in ATC were $5.3 million (pretax) in 2006, $4.9 million (pretax) in 2005, and $4.2 million (pretax) in 2004. In 2006, 2005, and 2004, MGE and MGE Transco made $1.9 million, $1.4 million, and $3.5 million in additional capital contributions to ATC, respectively.

On July 27, 2006, a contractual arrangement was consummated between MGE and ATC. Per the terms of this agreement, MGE agrees to transfer the title of certain transmission assets to ATC. In exchange, for the assets transferred, MGE will receive 50% in cash consideration and 50% in an investment in ATC. See Footnote 28 for an update on the status of this arrangement.

Dividend income received from ATC was $4.0 million in 2006, $3.6 million in 2005, and $3.1 million in 2004. See Footnote 27 for discussion of additional transactions between MGE and MGE Energy and ATC.

ATC's summarized financial data for 2006, 2005, and 2004 is as follows:

(In thousands)
Income statement data for the years ended December 31,	Unaudited 2006	2005	2004
Operating revenues	$340,745	$296,014	$262,563
Operating expenses	(179,406)	(166,568)	(157,730)
Other income	1,971	3,527	3,058
Interest expense, net	(41,395)	(36,581)	(29,945)
Net Income	$121,915	$ 96,392	$ 77,946

MGE and MGE Energy's equity earnings in ATC	$5,317	$4,871	$4,236

Balance sheet data as of December 31,	2006	2005	2004
Current assets	$ 33,487	$ 29,179	$ 30,192
Non-current assets	1,853,674	1,516,094	1,228,588
Total assets	$1,887,161	$1,545,273	$1,258,780

Current liabilities	$ 305,287	$ 140,538	$ 192,292
Long-term debt	648,919	648,656	448,483
Other non-current liabilities	125,645	105,253	81,231
Shareholder's equity	807,310	650,826	536,774
Total liabilities and shareholders' equity	$1,887,161	$1,545,273	$1,258,780

5.

Joint Plant Ownership - MGE Energy and MGE.

MGE and two other utilities jointly own Columbia, a coal-fired generating facility, which accounts for 30% (225 MW) of MGE's net generating capability. Power from this facility is shared in proportion to each company's ownership interest. MGE has a 22% ownership interest in Columbia. The other owners are Alliant, which operates Columbia, and WPSC. MGE's share of fuel, operating, and maintenance expenses for Columbia were $29.7 million, $28.5 million, and $27.9 million for the years ended December 31, 2006, 2005, and 2004, respectively.

Each owner provides its own financing and reflects its respective portion of facilities and operating costs in its financial statements. MGE's interest in Columbia, included in its gross utility plant in service, and the related accumulated depreciation reserves at December 31 were as follows:

(In thousands)	2006	2005
Utility plant	$112,407	$107,030
Accumulated depreciation	(69,522)	(65,882)
Net plant	$ 42,885	$ 41,148

See Footnotes 21 and 22 for a discussion of MGE Energy's other joint plant ownership interests.

6.

Regulatory Assets and Liabilities - MGE Energy and MGE.

The following regulatory assets and liabilities are reflected in MGE's consolidated balance sheet as of December 31:

(In thousands)	2006	2005
Regulatory Assets
Decommissioning and decontamination	$ -	$ 300
Environmental costs	1,386	1,914
Deferred charges related to ATC	-	225
Deferred charges related to interest - 2027A Series	707	741
Regulatory asset - SFAS No. 133	2,849	386
Tax recovery related to AFUDC equity	3,087	2,930
Asset retirement obligation - SFAS No. 143 and FIN 47	4,039	4,152
Minimum pension liability	-	17,788
Unfunded pension and other postretirement liability	38,085	-
Debt issuance costs on extinguished debt	2,427	2,572
Regulatory assets - Elm Road	1,427	947
Tax recovery for prior flow through	-	939
Conservation costs	-	430
Blount restructuring costs	233	-
Other	871	700
Total regulatory assets	$55,111	$34,024
Regulatory Liabilities
Regulatory liability - SFAS No. 109	$ 6,689	$ 7,867
Regulatory liability - SFAS 158 medicare subsidy	3,668	-
Non-SFAS No. 143 removal cost	12,963	12,716
Vendor settlements	504	819
Regulatory liability - customer fuel credit	2,312	-
Deferred charges related to ATC	751	-
Conservation costs	57	-
Other	206	346
Total regulatory liabilities	$27,150	$21,748

MGE expects to recover its regulatory assets and return its regulatory liabilities through rates charged to customers based on PSCW decisions made during the ratemaking process or based on PSCW long-standing policies and guidelines. The adjustments to rates for these regulatory assets and liabilities will occur over the periods either specified by the PSCW or over the corresponding period related to the asset or liability. We believe it is probable that MGE will continue to recover from customers the regulatory assets described above based on prior and current ratemaking treatment for such costs. MGE is earning a return on all regulatory assets net of any related liabilities, except for amounts expended for environmental costs.

Decommissioning and Decontamination

The 1992 National Energy Policy Act requires all utilities that have used federal enrichment facilities to pay a special assessment for decontaminating and decommissioning these facilities. This special assessment is based on past enrichment. As a result, the Kewaunee co-owners are required to pay a surcharge on uranium enrichment services purchased from the federal government prior to October 23, 1992. MGE was a co-owner until it sold its ownership interest in September 2001. MGE has deferred in its deferred charges balance an estimated $0.3 million for its portion of the special assessment at December 31, 2005. MGE believes any additional costs will be recovered in future rates.

Environmental Costs

MGE has received regulatory treatment on environmental costs including clean up of two landfill sites and a substation site. The regulators have only allowed MGE to recover actual environmental expenditures incurred excluding any carrying cost. As of December 31, 2006, MGE has recorded $1.4 million in regulatory assets for environmental costs, including $0.1 million for accrual for estimated future site remediation and $1.3 million of deferrals for actual remediation costs incurred. These costs are being recovered over a four year period.

Deferred Charges Related to ATC

The PSCW has allowed MGE to use escrow accounting for certain transmission costs. The escrow accounting allows the utility to true-up its actual costs incurred and reflect the amount of the true-up in its next rate case filing and amortize the amount over that rate case period. A carrying cost component is calculated on the escrow balance. Escrow accounting for these costs was permitted through December 31, 2006.

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

Regulatory Asset (liability) - SFAS No. 133

MGE has physical and financial contracts that are defined as derivatives under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The derivative amounts recorded as a result of these contracts is offset with a corresponding regulatory asset or liability because these transactions are part of the PGA or fuel rules clause authorized by the PSCW. These transactions are not subject to any sharing mechanism.

As of December 31, 2006, MGE recorded a regulatory asset of $2.8 million for the cumulative, net mark-to-market value of its commodity based contracts. These amounts will be included in costs under the PGA or fuel rules during 2007. As of December 31, 2005, MGE recorded a regulatory asset of $0.4 million for the cumulative, net mark-to-market value of its gas and electric supply contracts outstanding at that date.

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

Asset Retirement Obligation - SFAS No. 143 and FIN 47

See Footnote 20 for further discussion.

Minimum Pension Liability

On December 21, 2004, the PSCW issued a final order concluding that the other comprehensive income portion of the entry for minimum pension liabilities related to regulated operations should be classified as regulatory assets within the consolidated balance sheet. As such, the minimum pension liability required for MGE's pension plan was recorded as a regulatory asset at December 31, 2005 and 2004, rather than within other comprehensive income as prescribed by SFAS No. 87. The additional minimum pension liability represents future expenses that will be recorded under SFAS No. 87 provisions over time assuming all of the assumptions remain the same in those future periods.

Unfunded Pension and Other Postretirement Liability

As of December 31, 2006, MGE and MGE Energy adopted SFAS 158. Under SFAS 158, MGE is required to recognize the funded status of defined benefit pension and other postretirement pension plans as a net liability or asset on the balance sheet with an offset to other comprehensive income. According to the PSCW final order issued on December 21, 2004, the other comprehensive income portion of the entry under SFAS 87 for minimum pension liabilities related to regulated operations should be classified as regulatory assets within the consolidated balance sheet, rather than within other comprehensive income because the debit to other comprehensive income for the additional minimum pension liability represents future expenses that are expected to be recovered in rates. Under SFAS 158, the adjustments to other comprehensive income also represent future expenses that will be recoverable in rates. Accordingly, MGE has recorded such adjustments under regulatory assets. See Footnote 14 for further discussion of SFAS 158.

Debt Issuance Costs on Extinguished Debt

The PSCW has allowed rate recovery on unamortized issuance costs for extinguished debt facilities. When the facility replacing the old facility is deemed by the PSCW to be more favorable for the ratepayers, the PSCW will allow rate recovery of any unamortized issuance costs related to the old facility. These amounts are recovered over the term of the new facility and are classified as regulatory assets within the consolidated financial statements.

Regulatory Assets - Elm Road

On November 1, 2005, MGE received approval from the PSCW to defer payments made to MGE Power Elm Road for carrying costs during construction of the facility, management fees, and community impact mitigation costs. At December 31, 2006, $1.3 million of the regulatory asset balance related to Elm Road represents deferred management fees and community impact costs and $0.1 million represents carrying costs on the carrying costs. Pursuant to the rate order issued December 22, 2006, during 2007 MGE will collect $6.8 million in electric rates for carrying costs and $1.8 million for management fees and community impact mitigation costs. Based on the provisions of this order, 100% of the regulatory asset balance outstanding at December 31, 2006, related to Elm Road management fees and community impact costs, will be recovered in 2007.

Tax Recovery for Prior Flow Through

The PSCW has allowed rate recovery of deferred taxes on all temporary differences since June 1991 when the FERC Uniform System of Accounts was adopted. Unrecovered deferred taxes in existence at the time of adoption were authorized for rate recovery over 15 years through December 31, 2006, at which time the recovery is complete.

Tax recovery for prior flow through represents the revenue requirement, including current taxes payable, associated with the remaining recovery.

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

Also included within this regulatory liability is $0.1 million related to the PSCW's rate deferral for the 2005 domestic manufacturing deduction.

Regulatory Liability- SFAS 158 Medicare Subsidy

This amount relates to the difference in treatment of the Medicare Part D Subsidy for tax and book purposes under the provisions of SFAS 158. For SFAS 109 purposes, the benefit of this subsidy is excluded from the computation of the unfunded liability. However, for financial statement purposes the unfunded liability includes (or is reduced by) the benefit of the Medicare Part D Subsidy. Such tax benefits will be returned to customers in rates in future periods.

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

See Footnote 17 for further discussion.

Vendor Settlements

MGE has a settlement agreement with a certain vendor in which it has received various payments since 1999. All settlements received from this vendor are returned to customers generally over a two-year period beginning in the rate case period following the actual receipt.

Blount Restructuring Costs

On January 19, 2006, MGE announced a plan, subject to certain conditions, that includes discontinuing coal use at the end of 2011 at Blount. The plant will continue to run on natural gas but will be reduced from its current approximate 190 MW capacity to 100 MW when coal burning is discontinued. MGE has determined that 11 nonunion and 49 union positions will be eliminated in 2011 as a result of this exit plan. Accordingly, this plan has resulted in certain involuntary and voluntary severance benefits. Additionally, this exit plan resulted in a curtailment under SFAS 88 and retention bonus payments. MGE expects recovery of these amounts beginning in 2008 and continuing through 2011.

7.

Common Equity.

a.

Common Stock - MGE Energy.

On November 9, 2006, MGE Energy entered into a Distribution Agreement with JP Morgan in which MGE Energy may offer and sell up to 1,500,000 shares of its common stock. During 2006, MGE Energy issued 221,500 shares of its common stock for $7.4 million in net proceeds under this agreement. These sales are made pursuant to an effective shelf registration statement MGE Energy filed with the SEC in March 2003.

Similarly, on August 15, 2003, MGE Energy entered into an agreement with BOCM. Under the terms of that agreement, MGE Energy could offer and sell up to 1,600,000 shares of its common stock from time to time through BOCM as its sales agent or to BOCM as principal. These sales were also made pursuant to the shelf registration statement MGE Energy filed with the SEC in March 2003. MGE Energy did not sell any shares under the Agreement during 2005 or 2006 as the agreement expired on April 15, 2005. Under the agreement, MGE Energy sold 124,000 shares of its common stock during 2004 resulting in net proceeds of $3.8 million. The proceeds from the issuance of common stock were used to pay for capital expenditures related to WCCF and for other general corporate purposes.

MGE Energy also sells shares of its common stock through its Stock Plan. Those shares may be newly-issued shares or shares that MGE Energy has purchased in the open market for resale to participants in the Stock Plan. All sales are covered by a shelf registration statement that MGE Energy filed with the SEC. During the period from March 2005 to May 2006, MGE Energy generally purchased shares in the open market for Stock Plan participants. In June 2006, MGE Energy switched from purchasing shares on the open market to issuing new shares of its common stock for the Stock Plan.

For the twelve months ended December 31, 2006, and December 31, 2005, MGE Energy issued 299,396 and 64,877 new shares of common stock under the Stock Plan for net proceeds of $9.7 and $2.3 million.

At December 31, 2005, MGE Energy held $0.1 million of treasury stock that had been purchased on the open market. The cost basis of these shares was shown at December 31, 2005, as a reduction to stockholders' equity on the MGE Energy consolidated financial statements. During the twelve months ended December 31, 2006, these shares were distributed to participants of the Stock Plan and the aforementioned $0.1 million reduction to stockholders' equity was reversed. No treasury stock was held by MGE Energy as of December 31, 2006.

b.

Preferred Stock - MGE Energy and MGE.

MGE has 1,175,000 shares of $25 par value redeemable preferred stock (cumulative) that is authorized but unissued at December 31, 2006 and 2005.

c.

Dilutive Shares Calculation - MGE Energy.

MGE Energy does not hold any dilutive securities.

8.

Comprehensive Income - MGE Energy and MGE.

The reporting of other comprehensive income is required under the provisions of SFAS 130, Reporting Comprehensive Income. Total comprehensive income represents the change in equity during a period from transactions and other events and circumstances from nonowner sources. MGE Energy and MGE's total comprehensive income is:

(In thousands)	Twelve Months Ended December 31,
MGE Energy	2006	2005
Net income	$42,423	$32,091
Unrealized gain on cash flow hedges, net of tax of ($104 and $-)	155	-
Unrealized gain (loss) on available-for-sale securities, net of tax ($155 and $329)	231	(491)
Total comprehensive income	$42,809	$31,600
MGE
Net income	$32,606	$26,051
Unrealized gain on cash flow hedges, net of tax of ($104 and $-)	155	-
Unrealized gain (loss) on available-for-sale securities, net of tax ($36 and $57)	54	(84)
Total comprehensive income	$32,815	$25,967

9.

Minority Interest - MGE.

a.

MGE Power West Campus.

MGE Power West Campus is not a subsidiary of MGE; however, it has been consolidated in the consolidated financial statements of MGE, due to the adoption of FIN 46(R) (see Footnote 2). MGE Power West Campus is 100% owned by MGE Power and MGE Power is 100% owned by MGE Energy. MGE Energy's proportionate share of the equity and net income (through its wholly owned subsidiary MGE Power) of MGE Power West Campus is classified within the MGE financial statements as minority interest. As of December 31, 2006 and 2005, MGE Power had invested (net of dividends) $28.0 million and $36.9 million in MGE Power West Campus, respectively. For the years ended December 31, 2006, and December 31, 2005, MGE Power had earned $7.8 million and $5.4 million, net of tax, from its interest in MGE Power West Campus. This amount is recorded as minority interest expense, net of tax, on MGE's consolidated statement of income.

b.

MGE Transco.

On October 28, 2005, MGE Transco was formed. On this date, MGE transferred its investment in ATC to MGE Transco. In exchange for this transfer, MGE received an ownership interest in MGE Transco. During 2005 and 2006, MGE Energy contributed a total of $3.3 million to MGE Transco. In exchange for the funds contributed by MGE Energy, MGE Energy received an ownership interest in MGE Transco. At December 31, 2006, MGE is the majority owner and MGE Energy is the minority owner of this entity. MGE Energy's proportionate share of the equity and net income of MGE Transco is classified within the MGE financial statements as minority interest. As of December 31, 2006, and December 31, 2005, MGE Energy had invested (net of dividends) $2.9 million and $1.4 million in MGE Transco. For the years ended December 31, 2006, and December 31, 2005, MGE Energy had earned $0.4 million and less than $0.1 million, net of tax, from its interest in MGE Transco. These amounts are recorded as minority interest expense, net of tax, on MGE's consolidated statement of income.

c.

MGE Power Elm Road.

Similar to MGE Power West Campus, MGE Power Elm Road is not a subsidiary of MGE; however, it has been consolidated in the consolidated financial statements of MGE, due to the adoption of FIN 46(R) (see Footnote 2). MGE Power Elm Road is 100% owned by MGE Power and MGE Power is 100% owned by MGE Energy. MGE Energy's proportionate share of the equity and net income (through its wholly owned subsidiary MGE Power) of MGE Power Elm Road is classified within the MGE financial statements as minority interest. As of December 31, 2006, and December 31, 2005, MGE Power had invested $50.1 million and less than $0.1 million in MGE Elm Road. For the years ended December 31, 2006, and December 31, 2005, MGE Power had earned $1.4 million and less than $0.1 million, net of tax, from its interest in MGE Power Elm Road. These amounts are recorded as minority interest expense, net of tax, on MGE's consolidated statement of income.

10.

Long-Term Debt.

a.

5.25% Medium Term Notes - MGE and MGE Energy.

On December 29, 2006, MGE issued $30 million in 5.25% medium-term notes due January 15, 2017. The notes were issued pursuant to an Indenture dated as of September 1, 1998, between MGE and The Bank of New York Trust Company, N.A., (as successor to Bank One, N.A.), as Trustee. The notes are unsecured. MGE used the net proceeds from the sale of the Notes to repay short-term indebtedness, namely, commercial paper.

The notes carry an interest rate of 5.25% per annum, which is payable semiannually on January 15 and July 15 of each year, commencing on July 15, 2007. The notes are redeemable at any time at MGE's option at a redemption price equal to or greater of (i) 100% of the principal amount of the Notes to be redeemed, plus accrued interest to the redemption date, or (ii) the discounted present value of the remaining scheduled payments of principal and interest on the notes to be redeemed (as provided in the notes), plus accrued interest to the redemption date.

b.

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

c.

5.19% Senior Secured Notes-MGE Energy and MGE.

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

d.

First Mortgage Bonds- MGE Energy and MGE.

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

e.

Other Long-Term Debt- MGE Energy and MGE.

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

MGE also has $30 million of 6.02% medium-term notes due in 2008, $15 million of 7.49% medium-term notes due in 2007, $15 million of 6.58% medium-term notes due in 2012, and $25 million of 7.12% medium-term notes due in 2032.

The indenture under which the medium-term notes were issued provides that they will be entitled to be equally and ratably secured in the event that MGE issues any additional First Mortgage Bonds.

At December 31, 2006, MGE had issued $67.3 million in other unsecured notes with interest rates between 4.9% and 5.9%.

Below is MGE Energy's and MGE's aggregate maturities for all long-term debt for years following the December 31, 2006, balance sheet.

(In thousands)	Amount
2007	$15,000
2008	30,000
2009	-
2010	-
2011	-
Future years	208,500
Total*	$253,500

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

On September 29, 2006, MGE entered into a uncommitted, unsecured $20 million line of credit note with JPMorgan Chase Bank, N.A. that extends until March 31, 2007.

On December 21, 2005, MGE Energy entered into an unsecured revolving credit facility under which it may borrow up to $80 million from a group of lenders. MGE Energy has the right to request an increase in the aggregate commitment amount up to a maximum amount of $20 million so long as no default or unmatured default exists. Interest rates on borrowings under the credit facility are based on either prime or LIBOR plus an adder based on the senior unsecured credit rating of MGE. Interest is payable monthly. Amounts borrowed may be repaid and reborrowed from time to time until maturity. The credit agreement requires MGE Energy to maintain a ratio of consolidated debt to consolidated total capitalization not to exceed a maximum of 65%. The ratio calculation excludes assets, liabilities, revenues and expenses included in MGE's financial statements as a result of the application of FIN 46(R).

During 2004, MGE entered into a $45 million bank line of credit with a group of banks. MGE also added an additional $10.0 million credit facility which matured on March 29, 2005. These agreements were used principally to support MGE's commercial paper program. MGE also had a letter of credit with a commercial bank (established as collateral for equipment purchases) that ATC used to provide necessary upgrades for the WCCF.

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

Information concerning short-term borrowings for the past three years is shown below:

	As of December 31,
(In thousands)	2006	2005	2004
MGE Energy
Available lines of credit	$155,000	$155,000	$115,000
Short-term debt outstanding	$ 57,000	$ 82,500	$ 53,275
Weighted-average interest rate	5.56%	4.44%	2.53%
During the year:
Maximum short-term borrowings	$90,000	$85,500	$80,405
Average short-term borrowings	$67,026	$44,540	$29,182
Weighted-average interest rate	5.20%	3.58%	2.06%
MGE
Available lines of credit	$75,000	$75,000	$55,000
Commercial paper outstanding	$29,500	$66,000	$40,275
Weighted-average interest rate	5.32%	4.36%	2.41%
During the year:
Maximum short-term borrowings	$70,250	$69,000	$40,275
Average short-term borrowings	$46,452	$31,151	$ 6,526
Weighted-average interest rate	5.02%	3.42%	1.79%

12.

Fair Value of Financial Instruments - MGE Energy and MGE.

At December 31, 2006, and 2005, the carrying amount of cash, cash equivalents, and outstanding commercial paper approximates fair market value due to the short maturity of those investments and obligations. The estimated fair market value of MGE's long-term debt is based on quoted market prices at December 31. The estimated fair market value of MGE Energy's and MGE's financial instruments are as follows:

	2006		2005
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
MGE Energy
Assets:
Cash and cash equivalents	$3,003	$3,003	$ 3,331	$ 3,331
Restricted cash	4,243	4,243	2,556	2,556
Liabilities:
Short-term debt - bank loans	27,500	27,500	16,500	16,500
Short-term debt - commercial paper	29,500	29,500	66,000	66,000
Long-term debt*	253,500	261,595	223,500	236,279
MGE
Assets:
Cash and cash equivalents	1,246	1,246	822	822
Restricted cash	4,243	4,243	2,556	2,556
Liabilities:
Short-term debt - commercial paper	29,500	29,500	66,000	66,000
Long-term debt*	253,500	261,595	223,500	236,279

*Includes long-term debt due within one year.

13.

Income Taxes.

a.

MGE Energy Income Taxes.

MGE Energy files a consolidated federal income tax return that includes the operations of all subsidiary companies. The consolidated income tax provision consists of the following provision (benefit) components for the years ended December 31:

(In thousands)	2006	2005	2004
Current payable:
Federal	$16,169	$ 6,025	$ 8,946
State	4,921	3,406	3,380
Net-deferred:
Federal	4,565	9,795	7,486
State	676	1,105	1,346
Amortized investment tax credits	(432)	(460)	(502)
Total income tax provision	$25,899	$19,871	$20,656

For the year ended December 31, 2006, MGE Energy's deferred tax expense decreased, while the current taxes increased when compared to the same period in the prior year. This shift is largely attributable to the placement in service of the WCCF. The WCCF generated approximately $44 million of tax depreciation (including bonus depreciation) at the time it went into service. The large tax depreciation deduction that occurred in 2005, resulted in small 2005 current tax expense and a large deferred tax provision. As a result of several consecutive prior years of bonus tax depreciation, the difference between the 2006 tax and book depreciation is much lower than in the prior year. This change, along with higher net income, resulted in higher current tax expense and lower deferred tax expense for the year ended December 31, 2006, when compared to the same period in the prior year.

MGE Energy's consolidated income tax provision differs from the amount computed by applying the statutory federal income tax rate to income before income taxes, as follows:

	2006	2005	2004
Statutory federal income tax rate	35.0%	35.0%	35.0%
Amortized investment tax credits	(0.6)%	(0.9)%	(0.9)%
State income taxes, net of federal benefit	5.0%	5.3%	5.1%
Credit for electricity from wind energy	(0.5)%	(0.7)%	(0.7)%
Medicare subsidy	(0.5)%	(0.4)%	(0.4)%
Domestic manufacturing deduction	(0.5)%	-	-
Other, individually insignificant	-	(0.1)%	(0.2)%
Effective income tax rate	37.9%	38.2%	37.9%

The significant components of deferred tax liabilities (assets) that appear on MGE Energy's consolidated balance sheets as of December 31 are as follows:

(In thousands)	2006	2005
Property-related	$102,146	$ 94,863
Investment in ATC	14,798	14,661
Bond transactions	2,416	2,558
Pension expense	841	1,033
Additional minimum pension obligation	-	8,756
Unfunded pension and other postretirement liability	15,286	-
Tax deductible prepayments	6,288	5,170
Other	5,671	4,468
Gross deferred income tax liabilities	147,446	131,509
Accrued expenses	(9,702)	(7,444)
Retirement benefits, other than pension	(7,102)	(5,813)
Deferred tax regulatory account	(4,043)	(4,663)
Additional minimum pension obligation	-	(8,756)
Unfunded pension and other postretirement liability	(18,954)	-
Other	(2,394)	(1,810)
Gross deferred income tax assets	(42,195)	(28,486)
Less valuation allowance	366	367
Net deferred income tax assets	(41,829)	(28,119)
Deferred income taxes	$105,617	$ 103,390

The valuation allowance reduces MGE Energy's deferred tax assets for state carryforward losses to estimated realizable value due to the uncertainty of future income estimates in various state tax jurisdictions.

For tax purposes, as of December 31, 2006, MGE Energy had approximately $7.5 million of state tax net operating loss deductions that expire between 2011 to 2019 if unused.

b.

MGE Income Taxes.

On a separate company basis, the components of MGE's income tax provision are as follows for the years ended December 31:

(In thousands)	2006	2005	2004
Current payable:
Federal	$16,468	$ 5,669	$ 8,046
State	4,910	3,314	3,146
Net-deferred:
Federal	4,241	9,791	7,484
State	598	1,104	1,347
Amortized investment tax credits	(432)	(460)	(502)
Total income tax provision	$25,785	$19,418	$19,521

For the year ended December 31, 2006, MGE's deferred tax expense decreased, while the current taxes increased when compared to the same period in the prior year. This shift is largely attributable to the placement in service of the WCCF. The WCCF generated approximately $44 million of tax depreciation (including bonus depreciation) at the time it went into service. The large tax depreciation deduction that occurred in 2005, resulted in small 2005 current tax expense and a large deferred tax provision. As a result of several consecutive prior years of bonus tax depreciation, the difference between the 2006 tax and book depreciation is much lower than in the prior year. This change, along with higher net income, resulted in higher current tax expense and lower deferred tax expense for the year ended December 31, 2006, when compared to the same period in the prior year.

MGE's income tax provision on a separate company basis differs from the amount computed by applying the statutory federal income tax rate to income before minority interest and income tax provision as follows:

	2006	2005	2004
Statutory federal income tax rate	35.0%	35.0%	35.0%
Amortized investment tax credits	(0.6)%	(0.9)%	(1.0)%
State income taxes, net of federal benefit	5.0%	5.3%	5.1%
Credit for electricity from wind energy	(0.5)%	(0.7)%	(0.8)%
Medicare subsidy	(0.5)%	(0.4)%	(0.4)%
Domestic manufacturing deduction	(0.5)%	-	-
Other, individually insignificant	-	(0.2)%	(0.1)%
Effective income tax rate	37.9%	38.1%	37.8%

The significant components of deferred tax liabilities (assets) that appear on MGE's consolidated balance sheets as of December 31 are as follows:

(In thousands)	2006	2005
Property-related	$102,146	$ 94,863
Investment in ATC	14,798	14,661
Bond transactions	2,416	2,558
Pension expense	841	1,033
Additional minimum pension obligation	-	8,756
Unfunded pension and other postretirement liability	15,286	-
Tax deductible prepayments	6,288	5,170
Other	5,451	4,323
Gross deferred income tax liabilities	147,226	131,364
Accrued expenses	(9,679)	(6,975)
Retirement benefits, other than pension	(7,102)	(5,813)
Deferred tax regulatory account	(4,043)	(4,663)
Additional minimum pension obligation	-	(8,756)
Unfunded pension and other postretirement liability	(18,954)	-
Other	(2,394)	(1,810)
Gross deferred income tax assets	(42,172)	(28,017)
Less valuation allowance	366	367
Net deferred income tax assets	(41,806)	(27,650)
Deferred income taxes	$105,420	$103,714

The valuation allowance reduces MGE's deferred tax assets for state carryforward losses to estimated realizable value due to the uncertainty of future income estimates in various state tax jurisdictions.

For tax purposes, as of December 31, 2006, MGE had approximately $7.5 million of state tax net operating loss deductions that expire between 2011 to 2019 if unused.

See Footnote 24 for discussion of the estimated impacts of FIN 48.

c.

FSP 109-1

In December 2004, the FASB issued FSP 109-1, "Application of FASB Statement No. 109, 'Application for Income Taxes,' to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" (FSP FAS 109-1). The American Jobs Creation Act of 2004 (Act), signed into law on October 22, 2004, provided, generally, for a tax deduction, effective for taxable years beginning after December 31, 2004, for domestic manufacturing activities of up to nine percent (when fully phased-in) of the lesser of "qualified production activities income," as defined in the Act, or taxable income. FSP 109-1 clarified that the tax deduction for domestic manufacturing activities under the Act should be accounted for as a special deduction in accordance with SFAS No. 109, "Accounting for Income Taxes" (SFAS No. 109). MGE estimates its tax deduction for 2006 to be $1.0 million. The benefit of the 2005 deduction was deferred by the PSCW resulting in a regulatory liability in the amount of $0.1 million as of December 31, 2006, on the balance sheets of both MGE Energy and MGE.

14.

Pension Plans and Other Postretirement Benefits - MGE Energy and MGE.

MGE maintains qualified and nonqualified pension plans, health care and life insurance benefits, and two defined contribution 401(k) benefit plans for its employees and retirees. MGE's costs for the 401(k) plans were $1.0 million in 2006, $0.9 million in 2005, and $0.8 million in 2004. A measurement date of December 31 is utilized for all pension and postretirement benefit plans.

MGE employs 254 individuals who are covered by a collective bargaining agreement with Local Union No. 2304 of the IBEW and 106 employees who are covered by a collective bargaining agreement with Local Union No. 39 of the Office and Professional Employees International Union (OPEIU) and five employees covered by a collective bargaining agreement with USW Local Union Unit No. 2-0111 (USW). On May 12, 2006, the OPEIU employees ratified a new three-year labor agreement; on September 21, 2006, the IBEW employees ratified a new three-year labor agreement; and on October 11, 2006, the USW also ratified a new three-year labor agreement. Pursuant to these agreements, the OPEIU, IBEW, and USW have agreed to defined contribution pension plans for employees hired after December 31, 2006.

All new nonunion employees hired after December 31, 2006, will also be enrolled in a defined contribution pension plan, rather than the defined benefit pension plan currently in place for existing nonunion employees.

In September 2006, the FASB issued SFAS 158, Employers' Accounting for Pension and Other Postretirement Plans. This pronouncement requires the recognition of the funded status of defined benefit and postretirement benefit plans on the balance sheet. Additionally, this statement requires that certain previously disclosed but unrecognized costs be recognized on the balance sheet. See Footnote 24 for further discussion of this statement. The provisions of this statement have been adopted by MGE as of December 31, 2006, and are reflected in the following disclosure.

a.

Benefit Obligations.

(In thousands)	Pension Benefits		Other Postretirement Benefits
Change in benefit obligation:	2006	2005	2006	2005
Net benefit obligation at beginning of year	$173,452	$154,596	$58,468	$51,881
Service cost	5,404	4,811	1,954	1,905
Interest cost	9,758	9,185	3,000	3,054
Plan participants' contributions	-	-	296	322
Plan amendments	840	-	-	-
Actuarial gain (loss)	(7,943)	9,447	(12,286)	2,597
Curtailments	(227)	-	(265)	-
Special termination benefits	18	-	-	-
Gross benefits paid	(4,990)	(4,587)	(1,298)	(1,291)
Less: federal subsidy on benefits paid	-	-	117	-
Net benefit obligation at end of year	$176,312	$173,452	$49,986	$58,468

The accumulated benefit obligation for the defined benefit pension plan at the end of 2006 and 2005 was $150.4 million and $147.7 million, respectively. The accumulated benefit obligation for the other postretirement benefits at the end of 2006 and 2005, was $50.0 million and $58.5 million, respectively.

	Pension Benefits		Other Postretirement Benefits
Weighted-average assumptions used to determine end of year benefit obligations:	2006	2005	2006	2005
Discount rate	5.90%	5.65%	5.97%	5.72%
Rate of compensation increase	4.55%	4.52%	N/A	N/A

The following table shows assumed health care cost trend rates at December 31:

	2006	2005
Health care cost trend rate assumed for next year	8%	9%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5%	5%
Year that the rate reaches the ultimate trend rate	2012	2012

The assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. The health trend assumption for 2004 was reset from 12% to 10% as a result of an expanded relationship with a managed care health provider with a greater emphasis on preventive care, provider discounts, and better utilization management.

The following table shows how an assumed 1% increase or 1% decrease in health care cost trends could impact postretirement benefits in 2006 dollars:

(In thousands)	1% Increase	1% Decrease
Effect on other postretirement benefit obligation	$7,674	$(6,473)

On December 8, 2003, the "Medicare Prescription Drug, Improvement and Modernization Act of 2003" (the Act) was signed into law authorizing Medicare to provide prescription drug benefits to retirees. The Act introduced a prescription drug benefit under Medicare as well as a Federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare prescription drug benefit. Management believes the prescription drug benefit provided under MGE's postretirement benefit plans is at least actuarially equivalent to the Medicare prescription drug benefit. In response to the enactment of the Act, on May 19, 2003, FSP 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, was issued.

During the third quarter of 2004, MGE adopted the provisions of FSP 106-2, resulting in a remeasurement of its postretirement benefits and a remeasurement of its postretirement plans' assets and APBO as of January 1, 2004. The effect of the subsidy on benefits attributable to past service was accounted for as an actuarial experience gain, resulting in a decrease in the APBO of $4.3 million. Previously reported financial information for the three months ended March 31, 2004, and June 30, 2004, have been adjusted to reflect a reduction in net periodic postretirement benefit cost as if FSP 106-2 was adopted as of January 1, 2004. For the year ended December 31, 2006, the subsidy due to MGE was $0.1 million.

b.

Plan Assets.

(In thousands)	Pension Benefits		Other Postretirement Benefits
Change in plan assets:	2006	2005	2006	2005
Fair value of plan assets at beginning of year	$116,719	$108,660	$12,646	$ 10,699
Actual return on plan assets	18,563	9,081	1,917	945
Employer contributions	4,080	3,565	1,699	1,971
Plan participants' contributions	-	-	296	322
Gross benefits paid	(4,990)	(4,587)	(1,297)	(1,291)
Fair value of plan assets at end of year	$134,372	$116,719	$15,261	$12,646

The fair value of plan assets for the pension plans is $134.4 million and $116.7 million at the end of 2006 and 2005, respectively. The expected long-term rate of return on these plan assets was 9.0% in 2006 and 2005.

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

The expected long-term nominal rate of return for plan assets is primarily a function of expected long-term real rates of return for component asset classes and the plan's target asset allocation in conjunction with an inflation assumption. Consideration is also given to diversification, rebalancing, and active portfolio management. Peer data and historical returns are reviewed to check for appropriateness.

The asset allocation for MGE's pension plans at the end of 2006 and 2005, and the target allocation for 2007, by asset category, follows:

	Target Allocation	Percentage of Plan Assets at Year End
		2006	2005
Equity securities	75.0%	76.6%	75.0%
Debt securities	15.0%	13.0%	14.5%
Real estate	10.0%	10.4%	10.5%
Total	100.0%	100.0%	100.0%

d.

Investment Strategy.

MGE employs a total return investment approach whereby a mix of equities, fixed income, and real estate investments are used to maximize the expected long-term return of plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan-funded status, and corporate financial condition. The investment portfolio contains a diversified blend of equity, fixed income, and real estate investments. Target asset allocations are as follows: 50% United States equity, 25% non-United States equity, 15% fixed income, and 10% real estate. Investment risk is measured and monitored on an ongoing basis through periodic investment portfolio reviews and liability measurements.

e.

Other Postretirement Benefits.

The fair value of plan assets for these postretirement benefit plans is $15.3 million and $12.6 million at the end of 2006 and 2005, respectively. The expected long-term rate of return on these plan assets was 7.78% and 7.61% in 2006 and 2005.

Of the above amounts, $12.3 million and $9.8 million at the end of 2006 and 2005, respectively, were held in the master pension trust and are allocable to postretirement health expenses. The target asset allocation and investment strategy for the portion of assets held in the master pension trust are the same as that explained for MGE's pension plans.

The remainder of postretirement benefit assets are held either in an insurance continuance fund for the payment of retiree life benefits or a health benefit trust for payment of retiree health claims. There is no formal target asset allocation for these assets, but the intent is to seek interest income and maintain stability of principal.

f.

Funded Status.

The funded status at the end of the year, and the related amounts recognized on the Consolidated Balance Sheet are as follows:

(In thousands)	Pension Benefits		Other Postretirement Benefits
Funded status, end of year	2006	2005	2006	2005
Fair value of plan assets	$134,372	$116,719	$15,261	$12,646
Benefit obligations	176,312	173,452	49,986	58,468
Funded status	(41,940)	(56,733)	(34,725)	(45,822)
Unrecognized net actuarial (gain)/loss	N/A	43,551	N/A	18,635
Unrecognized prior service cost	N/A	3,363	N/A	969
Unrecognized transition obligation	N/A	666	N/A	3,037
Amount recognized, end of year	$(41,940)	$(9,153)	$(34,725)	$(23,181)

The adoption of SFAS 158 had the following impacts on the consolidated financial statements of MGE and MGE Energy as of December 31, 2006.

(In thousands)	Before Application of SFAS 158 (d)	Adjustment for SFAS 158 - Pension Plans (c)	Adjustment for SFAS 158- Other Postretirement Plans	After Application of SFAS 158
Pension and other postretirement liability, net	$42,912	$24,925	$8,213	$76,050
Pension liability - current	-	614	-	614
Regulatory asset (a)	2,840	27,032	8,213	38,085
Regulatory liability (b)	-	-	3,668	3,668
Intangible asset	1,493	(1,493)	-	-
Deferred tax asset (b)	-	-	3,668	3,668

(a)

See Footnote 6 to the financial statements for discussion of the treatment of this adjustment as a regulatory asset.

(b)

Amount relates to the difference in treatment of the Medicare Part D subsidy for tax and book purposes. For SFAS 109 purposes the benefit of this subsidy was excluded from the computation of the unfunded liability. However, for financial statement purposes the unfunded liability includes (or is reduced by) the benefit of the subsidy. There are no additional impacts of SFAS 158 on MGE's deferred tax asset balance as the deferred tax liability related to the SFAS 158 regulatory asset is equal and offsetting to the deferred tax asset that is required on the pension and other postretirement liability.

(c)

Amount includes both qualified and nonqualified plans.

(d)

Represents balances at December 31, 2006, under the provisions of SFAS 87.

(In thousands)	Pension Benefits	Other Postretirement Benefits
Amounts recognized as regulatory asset	2006	2006
Net actuarial loss	$25,806	$4,923
Prior service cost	3,637	691
Transition obligation	429	2,599
	$29,872	$8,213

The qualified pension plans are 84% funded at December 31, 2006 (computed as a percent of projected benefit obligation).

The projected benefit obligation and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets at December 31, 2006, and December 31, 2005, were as follows:

	Pension Benefits
Projected Benefit Obligation in Excess of Plan Assets	2006	2005
Projected benefit obligation, end of year	$176,312	$173,452
Fair value of plan assets, end of year	$134,372	116,719

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2006, and December 31, 2005, were as follows:

	Pension Benefits
Accumulated Benefit Obligation in Excess of Plan Assets	2006	2005
Projected benefit obligation, end of year	$111,284	$173,452
Accumulated benefit obligation, end of year	90,823	147,688
Fair value of plan assets, end of year	74,060	116,719

g.

Expected Cash Flows.

There are no required contributions for the 2006 plan year, but MGE may elect discretionary deductible contributions depending upon its valuation results and cash flow from operations. In 2006, MGE made $5.8 million in employer contributions to its pension and postretirement plans related to the 2005 and 2006 plan years. MGE also expects to make a $4.6 million contribution in 2007 related to the 2006 plan year. These payments are made strictly at MGE's discretion as there are no contributions required for the 2006 plan year.

h.

Benefit Payments.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

	Pension	Other Postretirement
	Pension Benefits	Gross Postretirement Benefits	Expected Medicare Part D Subsidy	Net Postretirement Benefits
2007	$ 5,716	$1,474	$(125)	$1,349
2008	6,321	1,686	(141)	1,545
2009	7,351	1,943	(160)	1,783
2010	7,959	2,251	(184)	2,067
2011	8,776	2,564	(202)	2,362
2012-2016	56,921	16,313	(1,444)	14,869

i.

Net Periodic Cost.

MGE has elected to recognize the cost of its transition obligation (the accumulated postretirement benefit obligation as of January 1, 1993) by amortizing it on a straight-line basis over 20 years.

(In thousands)	Pension Benefits			Other Postretirement Benefits
Components of net periodic benefit cost:	2006	2005	2004	2006	2005	2004
Service cost	$ 5,404	$ 4,811	$ 4,171	$1,953	$1,905	$1,852
Interest cost	9,758	9,185	8,579	3,000	3,054	3,076
Expected return on assets	(10,570)	(9,846)	(8,848)	(971)	(988)	(849)
Amortization of:
Transition obligation	237	260	239	437	434	434
Prior service cost	461	404	404	224	224	224
Actuarial loss	1,583	1,380	958	420	696	815
Curtailment (gain)/loss	105	-	-	(150)	-	-
Net periodic benefit cost	$ 6,978	$ 6,194	$ 5,503	$4,913	$5,325	$5,552

Weighted-average assumptions used to determine net periodic cost:
Discount rate	5.65%	5.85%	6.25%	5.72%	5.85%	6.25%
Expected return on plan assets	9.00%	9.00%	9.00%	7.61%	9.00%	9.00%
Rate of compensation increase	4.52%	4.55%	4.50%	N/A	N/A	N/A

During the twelve months ended December 31, 2006, a plan curtailment for MGE's bargaining pension and postretirement plans as defined in SFAS 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits had occurred. This resulted in a $0.1 million curtailment loss for the bargaining pension plan and a $0.2 million curtailment gain for the bargaining other postretirement plan. The net impact of the curtailment was recorded as a decrease to the regulatory asset established for the exit plan.

Additionally, on September 21, 2006, certain voluntary termination benefits were awarded to International Brotherhood of Electrical Workers (IBEW) who may be impacted by the discontinuance of coal use at Blount. Namely, these employees were offered certain supplemental early retirement benefits. In order to receive these benefits, the affected employees must declare their intent to retire early by no later than December 21, 2006 (for employees age 60 or older) or December 31, 2007 (for employees age less than 60). In accordance with the provisions of SFAS 88, MGE will recognize the related liability at the time the employees accept the offer and the amount can be reasonably estimated. As of December 31, 2006, one of the union employees declared their intent to retire early. The liability associated with these special termination benefits has been reflected in the table above.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in the assumed health care cost trend rates would have had the following effect:

(In thousands)	1% Increase	1% Decrease
Effect on total service and interest cost components	$931	$(788)

15.

Regional Transmission Organizations - MGE Energy and MGE.

On April 1, 2005, the Midwest ISO implemented its bid-based energy market. Midwest ISO is a FERC approved RTO that is required to provide real-time energy services and a market based mechanism for congestion management. MGE is a participant in this market. On April 1, 2005, MGE began offering substantially all of its generation on the Midwest ISO market and purchasing much of its load requirement from the Midwest ISO market in accordance with the Midwest ISO Tariff.

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

MGE reports on a net basis transactions on the Midwest ISO and PJM markets in which it buys and sells power within the same period to meet electric energy delivery requirements. This treatment resulted in a $154.4 million and $122.2 million reduction to sales for resale and purchased power expense for the year ended December 31, 2006 and 2005, respectively.

16.

Derivative and Hedging Instruments - MGE Energy and MGE.

As part of our regular operations, MGE enters into contracts, including options, swaps, futures, forwards, and other contractual commitments, to manage its exposure to interest rates, commodity prices, and gas margin. MGE evaluates its derivative contracts in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. To the extent that these contracts are derivatives, MGE assesses whether or not the normal purchases or normal sales exclusion applies. For contracts in which this exclusion can not be applied, SFAS No. 133 requires MGE Energy and MGE to recognize all derivatives in the consolidated balance sheets at fair value, with changes in the fair value of derivative instruments to be recorded in current earnings or deferred in accumulated other comprehensive income (loss), depending on whether a derivative is designated as, and is effective as, a hedge and depending on the type of hedge transaction. MGE's derivative activities are conducted in accordance with its electric and gas risk management program.

If the derivative qualifies for regulatory deferral subject to the provisions of SFAS No. 71, Accounting for the Effects of Certain Types of Regulation, the derivatives are marked to fair value pursuant to SFAS No. 133 and are offset with a corresponding regulatory asset or liability.

During 2006 and 2005, MGE purchased and sold exchange traded and over the counter options, swaps, and future contracts. Additionally, as a result of the firm transmission agreements that MGE holds on transmission paths in the Midwest ISO and PJM markets, at December 31, 2006, MGE holds 2007 FTRs. An FTR is a financial instrument that entitles the holder to a stream of revenues or charges based on the differences in hourly day ahead energy prices between two points on the transmission grid. The aforementioned arrangements are primarily entered into to help stabilize the price risk associated with gas or power purchases. These transactions are employed by both MGE's gas and electric segments. During 2005 and 2006, MGE also purchased over-the-counter financial floating to fixed price swaps and calls to fix the price of gas for the "Winter Set-Price Firm Gas Sales Service" pilot program.

At December 31, 2006 and December 31, 2005, the cost basis of these instruments exceeded their fair value by $3.1 million and $0.4 million, respectively. Under the PGA clause and electric fuel rules, MGE may include in the costs of fuel (natural gas or power) the costs and benefits of the aforementioned fuel price risk management tools. Because these costs and benefits are recoverable, the related unrealized loss has been deferred on the balance sheet as a regulatory asset. These financial instruments will expire throughout 2007. Accordingly, the fair value of these instruments is reflected as a current regulatory asset and current deferred liability. Depending on the nature of the instrument, the gain or loss associated with these transactions will be reflected in natural gas purchased, fuel used for electric generation, or purchased power expense within the consolidated financial statements in the delivery month applicable to the instrument.

During 2006, MGE has also entered into futures and basis swaps to take advantage of physical and financial arbitrage opportunities between supply basins and pricing spreads between future months' gas supply. Under the incentive mechanism within the PGA clause, MGE shareholders have the ability to receive 50% of the benefits or loss from these deals if certain thresholds are achieved. At December 31, 2006, these positions were in an unrealized gain position of $0.5 million. Of this amount, 50% is reflected in other comprehensive income and 50% is reflected as a regulatory asset pursuant to a rate order issued by the PSCW. These instruments all expire in 2007. Accordingly, the value of these instruments is included within the current section of the MGE and MGE Energy balance sheets. Upon settlement, the gain or loss from these instruments will be reflected in the natural gas purchased expense.

On November 1, 2006, MGE entered into a nonexchange traded weather derivative. This agreement extends from January 2007 until March 2007. This agreement has a premium of $0.3 million. Under this agreement, MGE is subject to a floor and a ceiling based on forecasted heating degree days during the indicated period. If heating degree days are below the floor, MGE is entitled to receive payment, and if actual heating degree days exceed the ceiling, MGE is obligated to make a payment. Any payment or receipt is limited to $1.4 million. MGE is accounting for the HDD agreement using the intrinsic value method pursuant to the requirements of EITF No. 99-2, Accounting for Weather Derivatives.

In October 2005, MGE also entered into two non-exchange traded weather derivatives. The first agreement extended from November 2005 until December 2005. This agreement had a premium of $0.1 million. Additionally, any payment or receipt under this agreement was limited to $0.4 million. The second agreement extended from January 2006 until March 2006. This agreement also had a premium of $0.1 million. Additionally, any payment or receipt under this agreement was limited to $0.6 million. Under these agreements, MGE was subject to a floor and a ceiling based on forecasted heating degree days. If actual heating degree days exceeded the ceiling, MGE was obligated to make a payment and if heating degree days are below the floor, MGE would receive payment. Through December 31, 2005, actual HDD were 2,201, resulting in less than a $0.1 million loss for MGE. During 2006, MGE recorded a $0.6 million gain on the January - March 2006 HDD agreement.

In October 2004, MGE entered into a non-exchange-traded weather derivative. The payment or receipt under this agreement was not permitted to exceed $1.0 million (excluding premium). The term of this agreement extended from November 1, 2004, until March 31, 2005, and the premium for this weather hedge was $0.1 million. Through December 31, 2004, actual HDD were 1,954, resulting in a $0.3 million gain for MGE. For 2005, this instrument resulted in less than a $0.1 million loss for MGE.

Nonperformance of counterparties to the nonexchange traded derivatives could expose MGE to credit loss. However, MGE enters into transactions only with companies that meet or exceed strict credit guidelines.

17.

Rate Matters - MGE Energy and MGE.

a.

Rate proceedings.

On December 22, 2006, the PSCW approved a limited scope rate case reopener related to MGE's current electric rates. This order approved an update to MGE's electric fuel costs monitored under the fuel rules, an updated estimate of the 2007 Elm Road carrying costs, and a request for recovery of increased ATC-related transmission costs through December 31, 2007. This order will result in a net 0.15% decrease, on average, in retail electric rates for 2007. The PSCW also approved the recovery of 100% AFUDC on the Top of Iowa 3 wind project beginning in November 2006 and continuing until construction on the project ceases.

Pursuant to the provisions of this rate order, the fuel rules bandwidth effective January 1, 2007 will be plus or minus 2%. See description of fuel rules below.

On December 12, 2005, the PSCW authorized MGE to increase 2006 electric revenues by $35.9 million and to increase gas revenues by $3.8 million. The increase to electric revenues is intended to cover increased fuel and purchased power costs and the costs of additional facilities needed to meet the rising electric and gas needs of our customers. Approximately $3.8 million of the increase in electric revenues relates to the recovery of the carrying costs for Elm Road.

On December 21, 2004, the PSCW authorized MGE to increase 2005 electric revenues by $27.4 million and to decrease 2005 gas revenues by $4.2 million. The increase to electric revenues is intended to cover rising fuel costs, commercial operation of WCCF, and increased transmission expenses.

On January 14, 2004, the PSCW authorized MGE to increase revenues by $12.8 million. The increase is intended to cover rising fuel costs for electric generation and to address increased system demands for both gas and electric.

b.

Fuel rules.

Actual electric fuel costs are subject to reconciliation to the amount approved by the PSCW in MGE's rate order covering the applicable period. Known as "fuel rules," the process can produce a fuel surcharge for MGE or require MGE to make a refund in the form of a credit, to the extent that the actual fuel costs are outside a range higher or lower than the level authorized by the PSCW in that rate order.

Under fuel rules effective January 1, 2006, MGE could apply for a fuel surcharge if its actual electric fuel costs exceeded 102% of the electric fuel costs allowed in its latest rate order. Conversely, MGE could have been required to provide a fuel credit to its customers if actual electric fuel costs were less than 99.5% of the electric fuel costs allowed in that order.

Based on the results for the month ended January 31, 2006, on March 9, 2006, the PSCW issued an interim order for a fuel credit of $0.00069 per kilowatt-hour. In the March 9, 2006, interim order the PSCW also stated that MGE's electric rates set in the final order are subject to refund, together with interest at 11%, pending a full review of MGE's 2006 actual electric fuel costs. On May 25, 2006, the PSCW amended its interim order approving the stipulation entered into on April 21, 2006, by MGE, the Citizens Utility Board, and the Wisconsin Industrial Energy Group. This amended interim order provided for a $0.00454 per kWh credit based on an average cost of fuel.

As a result of a decrease in electric fuel costs during the twelve months ended December 31, 2006, as compared to those in its latest rate order, MGE recorded a $19.1 million reduction to other electric revenues reflecting its estimated obligation under the refund provision and interim credit. During the year ended December 31, 2006, $16.8 million had been credited to electric customers. Of this amount $7.1 million was credited on customers' December bills. This credit was based on actual results from January through October and estimated results for November and December.

The difference between the refund estimated for November and December and the refund computed based on actual sales volumes was $2.3 million and is reflected at December 31, 2006, as a short-term regulatory liability in the consolidated balance sheet of MGE and MGE Energy. This amount is expected to be refunded on customers' bills in March 2007.

During the twelve months ended December 31, 2005, MGE was subject to a 3% bandwidth under the fuel rules. As a result of the natural disasters that occurred in the Gulf of Mexico and the related damage to the energy infrastructure, natural gas prices in 2005 rose to abnormally high levels. These increased prices caused MGE's fuel costs during the fourth quarter of 2005 to exceed the upper bandwidth limit. On November 11, 2005, the PSCW approved an interim rate order granting MGE's request for a fuel surcharge on its electric rates to cover increased fuel and purchased power costs. Between November 11, 2005, and December 31, 2005, MGE recorded $1.7 million in revenue under this interim order.

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

18.

Commitments.

a.

Coal Contracts - MGE Energy and MGE.

MGE has coal supply contracts related to the Blount plant. As of December 31, 2006, total coal commitments related to the Blount plant are estimated to be $4.4 million for 2007. Fuel procurement for MGE's jointly owned Columbia plant is handled by Alliant, the operating company. If any minimum purchase obligations must be paid under these contracts, management believes these obligations would be considered costs of service and recoverable in rates. As of December 31, 2006, MGE's share of the total coal commitments for the Columbia plant are estimated to be $11.2 million in 2007, $9.6 million in 2008, $7.5 million in 2009, $5.0 million in 2010, and $5.0 million in 2011.

MGE's Blount plant also utilized paper-derived fuel. MGE has a fixed commitment with a supplier of this alternative fuel. Commitments under this arrangement are $0.3 million in 2007 and $0.3 million in 2008.

b.

Purchased Power Contracts - MGE Energy and MGE.

MGE has several purchased power contracts to help meet future electric supply requirements. As of December 31, 2006, MGE's total commitments for energy and purchased power contracts for capacity are estimated to be $10.5 million in 2007, $9.1 million in both 2008 and 2009, $9.2 million in 2010, and $9.3 million in 2011. Management expects to recover these costs in future customer rates.

On July 16, 2004, MGE signed a 20-year power purchase agreement with a developer for 40 MW of wind energy to be located near Waupun, Wisconsin. The developer has experienced problems with obtaining site-related permits, and construction has not yet begun. In late March 2006, the developer claimed force majeure as a result of issues associated with obtaining required approvals. As a result, the obligations associated with the power purchase agreement are presently indeterminate. Accordingly, this agreement is not reflected in the purchased power commitments figures. See Footnote 28 for an update on the status of this arrangement.

c.

Wind-Powered Generation Contracts- MGE Energy and MGE.

During 2006, MGE entered into contractual arrangements for the required wind turbines, substation, and land related to the construction of the Top of Iowa 3 wind-powered electric generating facility. Based on current forecasts, MGE expects that $35.8 million of these commitments will be expended in 2007 and $0.7 million will be expended in 2008. Included in the 2007 capital commitment is $1.5 million related to the purchase of a transformer. Of this amount, $1.1 million is to be paid by another party. However, pursuant to the related agreement, MGE is jointly and severally liable in the event the other party defaults on their payment. MGE also has $0.1 million in future operating commitments related to the Top of Iowa 3 wind project. This amount is expected to be expended ratably between 2008 and 2009.

In conjunction with the wind turbine supply agreement, on September 29, 2006, MGE Energy entered into a parent guaranty. Under this agreement, MGE Energy guarantees MGE's payment and performance.

d.

Natural Gas Transportation and Storage Contracts - MGE Energy and MGE.

MGE's natural gas transportation and storage contracts require fixed monthly payments for firm supply pipeline transportation and storage capacity. The pricing components of the fixed monthly payments for the transportation and storage contracts are established by FERC but may be subject to change. As of December 31, 2006, these payments are estimated to be $14.9 million in 2007, $14.5 million in 2008, $14.1 million in 2009, $13.8 million in 2010, and $9.0 million in 2011. MGE also has natural gas supply commitments. These commitments include market-based pricing. As of December 31, 2006, total natural gas supply commitments for 2007 are estimated to be $30.6 million. Management expects to recover these costs in future customer rates.

e.

Environmental - MGE Energy and MGE.

As a result of the Blount 69-kV transmission substation expansion, coal tar-contaminated soil and debris within the excavation zone are being removed and disposed of in accordance with a DNR approved "Removal Action Work Plan." MGE has paid $1.5 million in expenses to complete this cleanup and based on past practices of the Commission expects to recover cleanup costs in future gas rates. Carrying costs associated with the cleanup expenditures will not be recoverable. On June 23, 2005, the DNR issued a case closure letter related to the Blount 69-kV substation cleanup.

MGE is listed as a potentially responsible party for a site the EPA has placed on the national priorities Superfund list. The Lenz Oil site in Lemont, Illinois, was used for storing and processing waste oil for several years. This site requires clean up under the Comprehensive Environmental Response, Compensation and Liability Act. A group of companies, including MGE, is currently working on cleaning up the site. Management believes that its share of the final cleanup costs will not result in any materially adverse effects on MGE's operations, cash flows, or financial position. Insurance may cover a portion of the cleanup costs. Management believes that the cleanup costs not covered by insurance will be recovered in current and future rates. At December 31, 2006, MGE accrued a $0.1 million gross liability for this matter. The expected range of loss for this item is estimated to be between $0.1 million and $0.2 million.

Effective March 31, 2006, Wisconsin adopted the Energy Efficiency and Renewables Act that focuses on three areas: increasing the use of renewable energy in Wisconsin, promoting the development of renewable energy technologies, and strengthening the state's energy efficiency programs. This new legislation requires that by 2015, 10% of the state's electricity be generated from renewable resources. As part of this initiative, MGE plans to add additional renewable energy resources, such as wind farms. See Footnote 23 for discussion of agreements relating to the development of wind generation resources.

Air quality regulations promulgated by the EPA and DNR in accordance with the Federal Clean Air Act and the Clean Air Act Amendments of 1990 impose restrictions on emission of particulates, sulfur dioxide (SO2) nitrogen oxides (NOx) and other pollutants and require permits for operation of emission sources. These permits have been obtained by MGE and must be renewed periodically. Various initiatives, including the Clean Air Interstate Rule (CAIR), Clean Air Mercury Rule (CAMR), maximum achievable control technology (MACT) standards and existing and proposed state mercury emissions limits, may result in additional operating and capital expenditure costs at Blount and Columbia. During the year ended December 31, 2006, Columbia entered into contractual commitments with various vendors in response to the aforementioned regulations. MGE is indirectly a party to these agreements as a result of its joint ownership of Columbia and is also contractually obligated with respect to any commitments made. MGE's share of these commitments will be $0.7 million in 2007. These costs are expected to be capitalized and included in the consolidated balance sheet of MGE.

On May 12, 2005, the EPA promulgated the CAIR to mitigate the transport of fine particulate matter and ozone pollution by imposing emission reduction requirements on SO2 and NOx in 29 eastern states and the District of Columbia, including Wisconsin. These reductions would be implemented in two phases and may include a cap-and-trade system. Regional SO2 emissions would be reduced in 2010 by approximately 40% below 2003 levels and by approximately 70% below 2003 levels by 2015. Regional emissions of NOx would be cut in 2009 by approximately 55% below 2003 levels and in 2015 by approximately 65% below 2003 levels.

The Wisconsin Department of Natural Resources is in the process of developing state-specific modifications to the federal CAIR NOx rule which defines how Wisconsin allowances will be allocated to utilities in the state.

f.

Chattel Paper Agreement and Other Guarantees - MGE Energy and MGE.

MGE makes available to qualifying customers a financing program for the purchase and installation of energy-related equipment that will provide more efficient use of utility service at the customer's property. MGE is party to a chattel paper purchase agreement with a financial institution under which it can sell or finance an undivided interest with recourse, in up to $10.0 million of the financing program receivables, until August 31, 2007. At December 31, 2006, 2005, and 2004, respectively, MGE had sold a $4.8 million, $5.1 million, and $6.0 million interest in these receivables, which MGE accounted for as a sale under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities - a Replacement of FASB Statement No. 125. MGE retains the servicing responsibility for these receivables.

MGE maintains responsibility for collecting and remitting loan payments from customers to the financial institution and does not retain any interest in the assets sold to the financial institution. As of December 31, 2006, 2005, and 2004, MGE has recorded a servicing asset of $0.1 million, $0.2 million, and $0.2 million, respectively. MGE recognized gains of less than $0.1 million in 2006 and 2005 and $0.1 million in 2004, in connection with the sale of loan assets. The servicing asset recognized and the amount amortized in 2006 was $0.1 million. The loan assets are sold to the financial institution at cost, which approximates fair value in view of their market rates of interest. During 2006, 2005, and 2004, MGE received approximately $0.7 million, $0.5 million, and $1.2 million, respectively, from the financial institution for the sale of loan assets. During those same years, payments of $1.2 million, $1.7 million, and $1.9 million, respectively, were made by MGE to the financial institution.

MGE would be required to perform under the guarantee if the customer defaulted on its loan. The energy-related equipment installed at the customer sites is used to secure the customer loans. The loan balances outstanding at December 31, 2006, approximate the fair value of the energy-related equipment acting as collateral. The length of the MGE guarantee to the financial institution varies from one to ten years depending on the term of the customer loan. Principal payments for the next five years on the loans are $0.8 million in 2007, $1.0 million in 2008, $0.7 million in 2009, $0.9 million in 2010, and $0.8 million in 2011.

MGE Energy also has guaranteed debt service payments on a development project. This guarantee is a three year commitment ending in 2009 with a maximum financial exposure of $0.4 million for the term of the guarantee.

g.

Elm Road Purchase Commitments - MGE and MGE Energy.

MGE Power Elm Road's estimated share of capital costs for its 8.33% ownership interest in the generating units being constructed in Oak Creek, Wisconsin is approximately $171 million. Based on current forecasts, the remaining capital costs for this project will be $54.8 million in 2007, $42.2 million in 2008, $20.5 million in 2009, and $3.6 million in 2010. These amounts may change as a result of modifications to the project estimate or timing differences.

h.

Leases - MGE Energy and MGE.

MGE has noncancelable operating leases, primarily for combustion turbines, railcars, and computer equipment. The operating leases generally contain renewal options for periods ranging from one to ten years and require MGE to pay all executory costs such as maintenance and insurance.

Future minimum rental payments at December 31, 2006, under agreements classified as operating leases with noncancellable terms in excess of one year are as follows:

(In thousands)
2007	$ 2,670
2008	2,341
2009	1,861
2010	1,516
2011	1,438
Thereafter	13,617
Total minimum future lease payments	$23,443

Rental expense under operating leases totaled $3.1 million for 2006, $2.7 million for 2005, and $2.6 million for 2004.

i.

Other Legal Matters.

MGE is involved in various other legal matters that are being defended and handled in the normal course of business. MGE maintains accruals for such costs that are probable of being incurred and subject to reasonable estimation. As of December 31, 2006, MGE has a total of $0.5 million accrued in the financial statements for such matters. The ultimate outcome of such matters are uncertain and may have an adverse effect on MGE's results of operations or cash flows.

j.

Other Commitments.

MGE holds an equity investment in various non-public entities. See Footnote 4 for further discussion. From time to time these entities require additional capital infusions from their investors. MGE has committed to contribute $1.1 million in capital for such infusions. The timing of these infusions is dependent on the needs of the investee and is therefore uncertain at this time.

MGE has also made a $1.6 million commitment to the City of Madison for certain "green energy" projects. These funds will primarily be used to construct or purchase assets that will be owned by MGE and will be included in the property, plant and equipment balance on the MGE and MGE Energy's financial statements once the costs are incurred. The timing of the capital expenditures is dependent on the feasibility of the individual projects. MGE currently expects that $0.5 million will be expended in 2007, $0.3 million in 2008, $0.2 million in 2009, $0.2 million in 2010, $0.2 million in 2011, and $0.2 million in 2012.

19.

Restructuring Activities - MGE Energy and MGE.

On January 19, 2006, MGE announced a plan, subject to certain conditions, that includes discontinuing coal use at the end of 2011 at Blount. The plant will continue to run on natural gas but will be reduced from its current approximate 190 MW capacity to 100 MW when coal burning is discontinued. MGE has determined that 11 nonunion and 49 union positions will be eliminated in 2011 as a result of this exit plan.

On January 19, 2006, MGE entered into severance agreements providing severance benefits to the nonunion employees affected by the exit plan. Additionally, on September 21, 2006, MGE ratified a labor agreement with the IBEW providing those union employees impacted by the exit plan with involuntary and voluntary severance benefits. At December 31, 2006, MGE estimates that 29 union employees will receive the involuntary severance benefits. These benefits are expected to be paid to the union employees as a lump sum payment in December 2011. MGE has accounted for the involuntary union and non-union severance benefits in accordance with the provisions of SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. These benefits were recognized initially at the respective communication dates based on the fair value of the liability as of the termination date and are being recognized ratably over the future service period of the employees. Per the terms of these agreements, $0.1 million will be paid out in 2008, $0.1 million in 2010, and $1.0 million in 2011.

In lieu of the aforementioned involuntary severance benefits, the affected IBEW employees may elect to retire early and receive supplemental retirement benefits. These benefits are deemed to be voluntary termination benefits and have been excluded from the table below. See Footnote 14 for further discussion of these benefits and the related accounting. As of December 31, 2006, MGE estimates that 11 employees will elect to receive the early retirement benefits.

MGE anticipates that it will be allowed to recover in rates the costs associated with the discontinuance of coal at Blount. As such, the severance charges for the nonunion employees have been deferred and recognized on the consolidated balance sheet of MGE Energy and MGE as a regulatory asset.

The following table presents the activity in the restructuring accrual from December 31, 2005, through December 31, 2006:

(In thousands)
Balance at December 31, 2005	$ -
Additional expense during the period*	202
Cash payments during the period	-
Balance at December 31, 2006	$202

*Amounts are reflected as regulatory assets in the financial statements of MGE Energy and MGE.

The aforementioned exit plan has also resulted in a plan curtailment for MGE's bargaining pension and postretirement plans as defined in SFAS 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits. See Footnote 14 for discussion of the accounting implications.

20.

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

A conditional ARO of $9.2 million was recorded as of December 31, 2005, by MGE and MGE Energy. Approximately $5.4 million of the conditional ARO liability recorded by MGE had previously been recorded as costs of removal within its regulatory liability balance and, as a result was reclassified from regulatory liabilities to an ARO liability as of December 31, 2005. Changes in management's assumptions regarding settlement dates, settlement methods, or assigned probabilities could have had a material effect on the liabilities recorded by MGE at December 31, 2006, as well as the regulatory asset recorded. Had FIN 47 been applied during the years 2004 and 2003, a liability of $8.7 million and $8.3 million would have been recorded, respectively.

The following table presents the line items within the Consolidated Balance Sheets of MGE and MGE Energy that were affected by the adoption of FIN 47:

(In thousands)	2005
Increase in regulatory assets	$ 3,066
(Decrease) in regulatory liabilities	(5,363)
Increase in ARO liability	9,227
Increase in asset retirement cost-gross	2,233
Increase in asset retirement costs-accumulated amortization	1,435

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

The following table shows costs as of December 31, 2004 and 2005, and changes to the asset retirement obligations and accumulated depreciation through December 31, 2006. Amounts include conditional AROs per FIN 47.

(In thousands)	(a) Original Asset Retirement Obligation	(b) Accumulated Accretion	(c) (a + b) Asset Retirement Obligation	(d) Accumulated Depreciation- Related Asset
Balance, Dec. 31, 2004	$ 713	$ 761	$ 1,474	$ 204
Changes through Dec. 31, 2005	3,221	7,121	10,342	1,481
Balance, Dec. 31, 2005	$3,934	$7,882	$11,816	$1,685
Changes through Dec. 31, 2006	-	663	663	105
Balance, Dec. 31, 2006	$3,934	$8,545	$12,479	$1,790

Non-SFAS 143 Costs

Accumulated costs of removal that are non-SFAS No. 143 obligations are classified within the financial statements as regulatory liabilities. At December 31, 2006 and 2005, there were $13.0 million and $12.7 million of these costs recorded as regulatory liabilities within the financial statements, respectively.

As mentioned above, upon adoption of FIN 47, $5.4 million of non-SFAS 143 costs were reclassified from regulatory liabilities (recorded as non-SFAS 143 costs) to offset the accumulated accretion, classified as a regulatory asset, for obligations recorded under the provisions of FIN 47.

21.

WCCF - MGE Energy and MGE.

a.

Construction of the facility.

MGE Energy, through MGE Power, MGE Power West Campus, and MGE Construct, has constructed a natural gas-fired cogeneration facility on the UW campus. The facility has a capacity to produce 20,000 tons of chilled water, 500,000 pounds per hour of steam, and approximately 150 MW of electricity. The UW and MGE Power West Campus jointly own the facility. The UW owns a controlling interest in the chilled-water and steam plants, which are used to meet the growing needs for air-conditioning and steam-heat capacity for the UW campus. MGE Power West Campus owns a controlling interest in the electric generation plant, which is used to provide electricity to MGE's customers. As of December 31, 2006, MGE Power West Campus had incurred $103.3 million in capital costs for this project.

During the years ended December 31, 2005, and December 31, 2004, MGE Construct received service fees of $1.3 million and $2.7 million (pretax), respectively, from the State in relation to its role as EPC contractor for WCCF. The total fee of $5.0 million was recognized as services were rendered and was collected over a 22-month period. As of December 31, 2005, MGE Construct had recognized the entire $5.0 million service fee.

A $5.0 million retainage receivable was recorded by MGE Construct over the construction period of the co-generation facility, reflecting the retainage authorized under the EPC agreement. MGE Construct collected $2.5 million of this receivable on August 18, 2005, and $2.4 million on January 5, 2006. The remaining $0.1 million is expected to be collected during the first quarter of 2007.

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

MGE received approval from the PSCW to collect approximately $12.1 million in carrying costs incurred by MGE Power West campus during construction of the facility. MGE is collecting these costs in rates over a period of 10 years. Of these costs, $4.1 million relates to the capitalized interest and the debt portion of the facility. These costs are recognized over the period in which the facility is being depreciated (40 years). The remaining amount of $8.0 million represents the equity portion and is recognized over the ten-year period for recovery in rates. As of December 31, 2006, and December 31, 2005, $1.1 million and $0.6 million had been recognized as revenue, respectively. These amounts are included in other nonregulated revenues on MGE Energy's and MGE's consolidated statement of income. The difference between MGE's amortization of the costs for rate-making purposes over the ten-year recovery period and the recognition to revenue for the debt portion over 40 years is recorded as a liability on the consolidated balance sheets.

c.

Operating Arrangement.

On April 10, 2005, acceptance testing for the steam and chilled water portion of the facility began. On this date, MGE began allocating charges to the UW based on the operating agreement. Under the provisions of this arrangement, the UW is required to reimburse MGE for their allocated portion of fuel and operating expenses. These allocations are based on formulas outlined in the operating agreement. For the years ended December 31, 2006, and December 31, 2005, the State was allocated $2.6 million and $0.9 million in fuel and operating costs.

22.

Elm Road-MGE Energy and MGE.

On November 4, 2005, MGE Power Elm Road acquired a 8.33% ownership interest in each of two 615 MW generating units being constructed in Oak Creek, Wisconsin. MGE Power Elm Road's estimated share of capital costs for both units is approximately $171 million. At December 31, 2006, MGE Power Elm Road had incurred $53.5 million (excluding capitalized interest) of costs on the project, which is reflected in the Construction Work In Progress balance on MGE and MGE Energy's consolidated balance sheets. Of this amount, $3.3 million has not yet been paid and is accrued for at December 31, 2006.

MGE Power Elm Road calculates capitalized interest in accordance with SFAS 34, Capitalization of Interest Cost, on the Elm Road project. For the twelve months ended December 31, 2006, and December 31, 2005, MGE Power Elm Road recorded $1.9 million and $0.2 million in capitalized interest related to the Elm Road project.

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

On November 1, 2005, MGE received approval from the PSCW to defer payments made to MGE Power Elm Road for carrying costs during construction of the facility, management fees, and community impact mitigation costs. MGE estimates that the total carrying costs on the Elm Road project will be $54.3 million. This estimate is subject to change based on changes in interest rates, timing of capital expenditures, and the total project cost.

MGE began collecting the carrying costs in rates in 2006. These amounts are being collected over multiple years. Of these costs, MGE estimates $21.7 million relates to the capitalized interest and the debt portion of the facility. These costs will be recognized over the period in which the facility will be depreciated. The remaining $32.6 million represents the equity portion and is being recognized over the period allowed for recovery in rates. For the year ended December 31, 2006, $3.8 million related to the carrying costs were recovered in rates. Of this amount, $1.5 million relates to the debt portion of the facility and was deferred on the consolidated financial statements of MGE and MGE Energy. The remaining $2.3 million represents the equity portion and was recognized as nonregulated revenues in the consolidated financial statements of MGE and MGE Energy. Per the provisions of the rate order issued by the PSCW on December 22, 2006, during 2007 MGE is permitted to recover $8.6 million in electric rates for its investment in MGE Power Elm Road. Of this amount, $6.8 million relates to the aforementioned carrying costs and $1.8 million relates to management fees and community impact mitigation costs.

23.

Top of Iowa 3 Wind Project - MGE Energy and MGE.

On September 29, 2006, MGE formalized plans to acquire 29.7 MW or 18 turbines in a wind-powered electric generating facility that will be constructed in Worth County, Iowa. MGE's share will represent 26.5% of a larger wind generation facility known as the Top of Iowa Phase II Wind Power Project. MGE currently estimates that its costs to complete this project will be approximately $59 million and that a majority of these capital expenditures will be made in 2007. At December 31, 2006, MGE had incurred $10.7 million of costs on the project, which is reflected in the construction work in progress balance on MGE and MGE Energy's consolidated balance sheets. Construction of this facility is expected to be completed by December 31, 2007. MGE expects regulatory recovery of these costs. If approval is granted, MGE will incorporate the costs of this project in rates beginning in 2008.

See Footnote 18 for discussion of the contractual arrangements related to this project.

24.

Adoption of Accounting Principles and Recently Issued Accounting Pronouncements - MGE Energy and MGE.

a.

FSP No. FIN 46(R)-6.

In April 2006, the FASB issued FASB Staff Position No. FIN 46(R)-6, Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R), (FSP No. 46(R)-6). This pronouncement provides guidance on how a reporting enterprise should determine the variability to be considered in applying FASB interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, which could impact the assessment of whether certain variable interest entities are consolidated. FSP No. 46(R)-6 became effective for MGE and MGE Energy on July 1, 2006. The provisions of FSP No. 46(R)-6 are applied prospectively. The impact on MGE and MGE Energy in periods subsequent to the effective date is dependent on transactions that could occur in future periods, and therefore cannot be determined until the transaction occurs. See Footnote 2 for information regarding FIN 46(R).

b.

SFAS 156.

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

c.

SFAS 157.

In September 2006, the FASB issued FASB Statement 157, Fair Value Measurements (SFAS 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability. SFAS 157 will be effective as of January 1, 2008. MGE and MGE Energy are currently assessing the impact that SFAS 157 may have on their financial statements.

d.

SFAS 158.

In September 2006, the FASB issued SFAS 158, Employers' Accounting for Pension and Other Postretirement Plans. As of December 31, 2006, MGE and MGE Energy adopted SFAS 158. Under SFAS 158, MGE is required to recognize the funded status of defined benefit pension and other postretirement pension plans as a net liability or asset on the balance sheet with an offset to other comprehensive income. Additionally, upon adoption, any previously disclosed, but unrecognized gains/losses, prior service costs, and transition assets or obligations are to be recognized as a component of other comprehensive income. At December 31, 2006, the aforementioned entries have been reflected in the consolidated financial statements of MGE and MGE Energy. However, MGE has recorded such adjustment as an adjustment to regulatory assets rather than as an adjustment to other comprehensive income as prescribed by the pronouncement. See Footnote 6 for discussion of this treatment.

SFAS 158 also prohibits the use of a measurement date (to measure plans assets and obligations) that is prior to the year-end balance sheet date. This change is effective for fiscal years ending after December 15, 2008 and will have no impact on MGE and MGE Energy, as MGE and MGE Energy have consistently used a December 31 date to measure plan assets and obligations.

See Footnote 14 for the impacts of SFAS 158 on the consolidated financial statements of MGE and MGE Energy as of December 31, 2006.

e.

Pension Protection Act.

During the third quarter of 2006, President Bush signed into law the Pension Protection Act of 2006, which will affect the manner in which companies, including MGE and MGE Energy, administer their pension plans. This legislation will require companies to, amongst other things, increase the amount by which they fund their pension plans, pay higher premiums to the Pension Benefit Guaranty Corporation if they sponsor defined benefit plans, amend plan documents and provide additional plan disclosures in regulatory filings and to plan participants. This legislation will be effective as of January 1, 2008. MGE and MGE Energy do not anticipate that the Act will have a material effect on their liquidity and capital resources. Absent changes in plan design as a result of the Act, the act is not expected to materially impact MGE and MGE Energy's results of operations. MGE and MGE Energy are currently assessing the impact the Act may have on their plan design, if any.

f.

EITF 06-03.

At its June 28, 2006, meeting, the FASB ratified the consensus reached by the Task Force on EITF Issue 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation). The scope of this Issue includes taxes that are externally imposed on a revenue producing transaction between a seller and a customer. The Task Force concluded that a company should disclose its accounting policy (i.e., gross or net presentation) regarding presentation of such taxes. If taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. This issue is effective for the first annual or interim reporting period beginning after December 15, 2006. MGE and MGE Energy record such taxes on a net basis. MGE and MGE Energy do not expect this statement to have any impact on their consolidated financial statements.

g.

FIN 48.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Under the interpretation, the financial statements will reflect expected future tax consequences of such positions presuming the tax authorities' full knowledge of the position and relevant facts, but without considering time values. This interpretation is effective for annual periods beginning after December 15, 2006. Accordingly, MGE Energy and MGE expect to adopt FIN 48 on January 1, 2007. Based on facts and circumstances known at December 31, 2006, MGE Energy and MGE estimate that the adoption of this pronouncement will result in reclassification of between $0.3 million and $0.5 million of various income tax related liabilities in the Consolidated Balance Sheets, and an insignificant adjustment, if any, to the balance of retained earnings. Prior periods will not be restated as a result of this required accounting change.

h.

SAB No. 108.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB No. 108) regarding the quantification of financial statement misstatements. SAB No. 108 requires a "dual approach" for quantifications of errors using both a method that focuses on the income statement impact, including the cumulative effect of prior years' misstatements, and a method that focuses on the period-end balance sheet. SAB No. 108 will be effective as of January 1, 2007. The adoption of this standard did not have a material impact on MGE or MGE Energy.

25.

Segment Information - MGE Energy and MGE.

Prior to 2005, MGE Energy operated in three business segments: electric utility operations, gas utility operations, and nonregulated. As of December 31, 2005, MGE Energy added segments for nonregulated energy operations, transmission investments, and all other operations. All prior year segment data has been re-presented to conform with the current year presentation and segment break out.

The electric utility business purchases, generates and distributes electricity, and contracts for transmission service. The gas utility business purchases and distributes natural gas and contracts for the transportation of natural gas. Both the electric and gas segments operate through MGE Energy's principal subsidiary, MGE.

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

The transmission investment segment invests, through MGE Transco, in ATC, a company that provides electric transmission services primarily in Wisconsin. See Footnote 4 to the consolidated financial statements for further discussion of MGE Transco and the investment in ATC.

The "All other" segment includes: corporate, CWDC, MAGAEL, and MGE Construct. These entities' operations consist of investing in companies and property which relate to the regulated operations, financing the regulated operations, or providing construction services to the other subsidiaries.

General corporate expenses include the cost of executive management, corporate accounting and finance, information technology, risk management, human resources and legal functions, and employee benefits that are allocated to electric and gas segments based on formulas prescribed by the PSCW. Identifiable assets are those used in MGE's operations in each segment. Assets not allocated consist primarily of cash and cash equivalents, restricted cash, investments, other accounts receivable, and prepaid assets.

Sales between our electric and gas segments are based on PSCW approved tariffed rates. Additionally, intersegment operations related to the leasing arrangement between our electric segment and MGE Power West Campus/ MGE Power Elm Road are based on terms previously approved by the PSCW. Consistent with internal reporting and in accordance with the provisions of SFAS 131, management has presented the direct financing capital lease between MGE and MGE Power West Campus as an operating lease for purposes of segment reporting. Lease payments made by MGE to MGE Power West Campus are shown as operating expenses. The lease payments received by MGE Power West Campus from MGE are shown as lease income in interdepartmental revenues. The depreciation expense associated with the WCCF is reflected in the nonregulated energy segment.

The following table shows segment information for MGE Energy's and MGE's operations:

MGE Energy (In thousands) Year ended December 31, 2006	Electric	Gas	Non- Regulated Energy	Transmission Investment	All Others	Consolidation/ Elimination Entries	Consolidated Total
Operating revenues	$318,912	$185,226	$ 3,408	$ -	$ -	$ -	$507,546
Interdepartmental revenues	500	19,135	15,019	-	-	(34,654)	-
Total operating revenues	319,412	204,361	18,427	-	-	(34,654)	507,546
Depreciation and amortization	(20,260)	(8,339)	(2,743)	-	-	-	(31,342)
Other operating expenses	(247,662)	(183,534)	(143)	(8)	(517)	34,654	(397,210)
Operating income	51,490	12,488	15,541	(8)	(517)	-	78,994
Other income (loss)	(1,238)	247	-	5,317	3	-	4,329
Interest income (expense), net	(10,281)	(2,900)	(2,654)	-	834	-	(15,001)
Income before taxes	39,971	9,835	12,887	5,309	320	-	68,322
Income tax provision	(14,865)	(3,654)	(5,109)	(2,134)	(137)	-	(25,899)
Net income	$ 25,106	$ 6,181	$ 7,778	$3,175	$183	$ -	$ 42,423
Year ended December 31, 2005
Operating revenues	$310,984	$200,533	$ 603	$ -	$1,250	$ -	$513,370
Interdepartmental revenues	453	25,764	10,106	-	-	(36,323)	-
Total operating revenues	311,437	226,297	10,709	-	1,250	(36,323)	513,370
Depreciation and amortization	(19,472)	(7,937)	(1,866)	-	-	-	(29,275)
Other operating expenses	(256,987)	(202,429)	(124)	-	(278)	36,195	(423,623)
Operating income	34,978	15,931	8,719	-	972	(128)	60,472
Other income	51	13	-	4,871	3	-	4,938
Interest income (expense), net	(9,345)	(2,636)	(1,549)	-	82	-	(13,448)
Income before taxes	25,684	13,308	7,170	4,871	1,057	(128)	51,962
Income tax provision	(9,642)	(5,013)	(2,874)	(1,956)	(430)	44	(19,871)
Net income	$ 16,042	$ 8,295	$ 4,296	$ 2,915	$ 627	$ (84)	$ 32,091
Year ended December 31, 2004
Operating revenues	$250,386	$171,763	$ -	$ -	$2,732	$ -	$424,881
Interdepartmental revenues	448	7,580	-	-	-	(8,028)	-
Total operating revenues	250,834	179,343	-	-	2,732	(8,028)	424,881
Depreciation and amortization	(17,526)	(7,391)	-	-	-	-	(24,917)
Other operating expenses	(189,500)	(155,894)	(199)	-	(446)	8,028	(338,011)
Operating income (loss)	43,808	16,058	(199)	-	2,286	-	61,953
Other income (loss)	(698)	(198)	-	4,236	615	(28)	3,927
Interest expense, net	(8,816)	(2,486)	-	-	(82)	-	(11,384)
Income (loss) before taxes	34,294	13,374	(199)	4,236	2,819	(28)	54,496
Income taxes benefit (provision)	(12,862)	(5,039)	80	(1,700)	(1,135)	-	(20,656)
Net income (loss)	$ 21,432	$ 8,335	$(119)	$2,536	$1,684	$ (28)	$ 33,840

MGE (In thousands) Year ended December 31, 2006	Electric	Gas	Non- Regulated Energy	Transmission Investment	All Others	Consolidation/ Elimination Entries	Consolidated Total
Operating revenues	$318,912	$185,226	$ 3,408	$ -	$ -	$ -	$507,546
Interdepartmental revenues	500	19,135	15,019	-	-	(34,654)	-
Total operating revenues	319,412	204,361	18,427	-	-	(34,654)	507,546
Depreciation and amortization	(20,260)	(8,339)	(2,743)	-	-	-	(31,342)
Other operating expenses*	(263,057)	(187,096)	(5,252)	(8)	-	34,653	(420,760)
Operating income (loss)*	36,095	8,926	10,432	(8)	-	(1)	55,444
Other income (loss)	(708)	155	-	3,183	-	(23)	2,607
Interest expense, net	(10,281)	(2,900)	(2,654)	-	-	-	(15,835)
Income before minority interest	25,106	6,181	7,778	3,175	-	(24)	42,216
Minority interest, net of tax	-	-	-	-	-	(9,610)	(9,610)
Net income	$ 25,106	$ 6,181	$ 7,778	$3,175	$ -	$ (9,634)	$ 32,606
Year ended December 31, 2005
Operating revenues	$310,984	$200,533	$ 603	$ -	$ -	$ -	$512,120
Interdepartmental revenues	453	25,764	10,106	-	-	(36,323)	-
Total operating revenues	311,437	226,297	10,709	-	-	(36,323)	512,120
Depreciation and amortization	(19,472)	(7,937)	(1,866)	-	-	-	(29,275)
Other operating expenses*	(266,903)	(207,519)	(2,998)	-	-	37,154	(440,266)
Operating income	25,062	10,841	5,845	-	-	831	42,579
Other income*	325	90	-	2,915	-	(890)	2,440
Interest expense, net	(9,345)	(2,636)	(1,549)	-	-	-	(13,530)
Income before minority interest	16,042	8,295	4,296	2,915	-	(59)	31,489
Minority interest, net of tax	-	-	-	-	-	(5,438)	(5,438)
Net income	$ 16,042	$ 8,295	$ 4,296	$2,915	$ -	$ (5,497)	$ 26,051
Year ended December 31, 2004
Operating revenues	$250,386	$171,763	$ -	$ -	$ -	$ -	$422,149
Interdepartmental revenues	448	7,580	-	-	-	(8,028)	-
Total operating revenues	250,834	179,343	-	-	-	(8,028)	422,149
Depreciation and amortization	(17,526)	(7,391)	-	-	-	-	(24,917)
Other operating expenses*	(203,012)	(161,117)	(119)	-	-	8,028	(356,220)
Operating income (loss)	30,296	10,835	(119)	-	-	-	41,012
Other income (loss)*	(48)	(14)	-	2,536	-	-	2,474
Interest expense, net	(8,816)	(2,486)	-	-	-	-	(11,302)
Income (loss) before minority interest	21,432	8,335	(119)	2,536	-	-	32,184
Minority interest, net of tax	-	-	-	-	-	-	-
Net income (loss)	$ 21,432	$ 8,335	$(119)	$2,536	$ -	$ -	$ 32,184

*Amounts are shown net of the related tax expense, consistent with the presentation on the consolidated MGE Income Statement.

The following table shows segment information for MGE Energy's and MGE's assets and capital expenditures:

(In thousands)	Utility			Consolidated
MGE Energy	Electric	Gas	Assets not Allocated	Nonregulated Energy	Transmission Investment	All Others	Consolidation/ Elimination Entries	Total
Assets:
December 31, 2006	$547,150	$228,639	$12,270	$177,234	$38,470	$298,261	$(319,792)	$982,232
December 31, 2005	533,896	233,139	21,013	143,101	35,239	276,565	(326,046)	916,907
December 31, 2004	466,897	205,738	25,894	98,751	32,542	272,211	(273,262)	828,771

Capital Expenditures:
Year ended Dec. 31, 2006	$50,604	$10,206	$ -	$31,765	$ -	$ -	$ -	$92,575
Year ended Dec. 31, 2005	40,340	10,264	-	35,167	-	-	-	85,771
Year ended Dec. 31, 2004	36,418	12,315	-	47,042	-	-	(28)	95,747

MGE
Assets:
December 31, 2006	$547,150	$228,639	$12,270	$176,984	$38,470	$ -	$(12,983)	$990,530
December 31, 2005	533,896	233,139	21,013	142,875	35,239	-	(52,366)	913,796
December 31, 2004	466,897	205,738	25,894	98,501	32,542	-	(10,096)	819,476

Capital Expenditures:
Year ended Dec. 31, 2006	$50,604	$10,206	$ -	$31,765	$ -	$ -	$ -	$92,575
Year ended Dec. 31, 2005	40,340	10,264	-	35,167	-	-	-	85,771
Year ended Dec. 31, 2004	36,418	12,315	-	47,020	-	-	22	95,775

MGE Energy asset consolidation/elimination entries at December 31, 2006, include the following:

(In thousands)	2006
Parent's investment in affiliate subsidiaries	$280,291
Netting of tax positions	6,511
Affiliate receivables related to WCCF	18,673
Affiliate receivables related to Elm Road	574
Elimination of deferred charges related to WCCF	10,057
Elimination of deferred charges related to Elm Road	1,543
Misc. affiliate receivables and other	2,143
Total MGE Energy asset consolidation/elimination entries	$319,792

MGE asset consolidation/elimination entries at December 31, 2006, include the following:

(In thousands)	2006
Netting of tax positions	$ 354
Elimination of deferred charges related to WCCF	10,057
Elimination of deferred charges related to Elm Road	1,543
Affiliate receivables related to Elm Road	574
Misc. affiliate receivables and other	455
Total MGE asset consolidation/elimination entries	$12,983

26.

Quarterly Summary of Operations - MGE Energy (unaudited).

(In thousands, except per-share amounts)	Quarters Ended
2006	March 31	June 30	Sept. 30	Dec. 31
Operating revenues:
Regulated electric revenues	$ 72,553	$75,441	$ 93,101	$ 77,817
Regulated gas revenues	85,109	23,358	16,694	60,065
Nonregulated revenues	923	922	834	729
Total	158,585	99,721	110,629	138,611
Operating expenses	137,726	85,882	87,871	117,073
Operating income	20,859	13,839	22,758	21,538
Interest and other income	(2,132)	(2,529)	(1,907)	(4,104)
Income tax provision	(7,211)	(4,259)	(8,148)	(6,281)
Earnings on common stock	$ 11,516	$ 7,051	$ 12,703	$ 11,153
Earnings per common share	$ 0.56	$ 0.34	$ 0.62	$ 0.54
Dividends per share	$0.345	$0.345	$0.348	$0.348
2005
Operating revenues:
Regulated electric revenues	$ 63,880	$ 73,637	$ 95,181	$ 78,286
Regulated gas revenues	74,347	26,111	18,992	81,083
Nonregulated revenues	682	719	226	226
Total	138,909	100,467	114,399	159,595
Operating expenses	123,847	89,725	95,825	143,501
Operating income	15,062	10,742	18,574	16,094
Interest and other income	(1,574)	(2,047)	(2,244)	(2,645)
Income tax provision	(5,273)	(3,253)	(6,431)	(4,914)
Earnings on common stock	$ 8,215	$ 5,442	$ 9,899	$ 8,535
Earnings per common share	$ 0.40	$ 0.27	$ 0.48	$ 0.42
Dividends per share	$0.342	$0.342	$0.345	$0.345

Notes:

•

The quarterly results of operations within a year may not be comparable because of seasonal and other factors.

•

The sum of earnings per share of common stock for any four quarters may vary slightly from the earnings per share of common stock for the equivalent twelve-month period due to rounding.

•

MGE Energy's operations are based primarily on its utility subsidiary MGE.

27.

Related Party Transactions - MGE Energy and MGE.

ATC

On November 21, 2002, MGE and ATC entered into an interconnection agreement related to transmission system upgrades for WCCF. MGE issued to ATC a "Notice to Proceed for the Procurement of the Equipment" for the system upgrades. MGE advanced funds for construction of transmission equipment and work done by ATC related to WCCF. Total funds advanced to ATC, including interest incurred, for this project at December 31, 2005, were $13.0 million. During 2004 funds were advanced in the amount of $2.3 million. During the first quarter of 2005, MGE received $13.0 million from ATC as full reimbursement of its costs incurred to complete the upgrade.

During 2006, 2005, and 2004, MGE recorded $16.3 million, $14.9 million, and $12.7 million, respectively for transmission services received from ATC. MGE also provides a variety of operational, maintenance, and project management work for ATC, which is reimbursed by ATC. At December 31, 2006, 2005, and 2004, MGE had a receivable due from ATC of $0.1 million, $0.1 million, and $10.6 million, respectively (including funds advanced to ATC related to WCCF). No payable balance to ATC was outstanding at December 31, 2006.

WEPCO and ATC entered into an interconnection agreement related to transmission system upgrades for the Elm Road project, in which MGE Power Elm Road has an undivided 8.33% ownership interest. At December 31, 2006, and December 31, 2005, MGE Power Elm Road advanced Elm Road Services, LLC $0.8 million and $1.6 million, respectively, in funds for construction of transmission equipment and work done by ATC related to the Elm Road project. MGE will be reimbursed for all previously advanced funds upon completion of the project.

For additional discussion on MGE's relationship with ATC, see Footnote 4.

28.

Subsequent Events- MGE Energy and MGE.

a.

Pension and Postretirement Benefit Payment.

On January 12, 2007, MGE made a cash payment of $4.6 million to the pension and postretirement plans. This contribution was made at MGE's discretion.

b.

ATC Asset Transfer.

On January 19, 2007, the PSCW issued an order approving the transfer of certain transmission assets to ATC. See Footnote 4 for further discussion. Additionally, on February 15, 2007, the closing agreement between MGE and ATC was finalized. At this time, $1.4 million in transmission assets were transferred to ATC. In exchange for these assets, MGE Transco was awarded an additional $0.7 million investment in ATC and $0.7 million in cash proceeds.

c.

Top of Iowa 3 Contracts.

In January 2007, MGE entered into additional contracts related to the Top of Iowa 3 wind project. See Footnote 23 for further discussion of this project. These additional agreements resulted in $2.2 million in additional capital commitments. Included in these capital commitments is $1.0 million which is expected to be paid by another party, but for which MGE is jointly and severally liable in the event the other party defaults on their payment.

d.

WPDES Permit.

As mentioned in Footnote 22, on November 4, 2005, MGE Power Elm Road acquired a 8.33% ownership interest in each of two 615 MW generating units being constructed in Oak Creek, Wisconsin. At December 31, 2006, MGE Power Elm Road's estimated share of capital costs for its 8.33% ownership interest in both units is approximately $171 million.

In March 2005, the Wisconsin Department of Natural Resources ("WDNR") determined that the water intake and discharge system for the planned Oak Creek expansion and existing Oak Creek generating units met regulatory requirements and reissued a Wisconsin Pollutant Discharge Elimination System ("WPDES") permit with specific limitations and conditions. The WPDES permit was issued under state law, with concurrence of the EPA. The reissuance of the WPDES permit is being contested in Dane County circuit court. On January 25, 2007, the Second Circuit U.S. Court of Appeals issued a decision which remands parts of the EPA rules pertaining to cooling water intake systems for existing large power plants and requires further review and possible modification and or reissuance by the EPA. A decision in the Dane County case is anticipated in 2007.

In the event that the WPDES permit was to be invalidated, MGE Power Elm Road may incur significant additional costs relating to the Oak Creek/Elm Road cooling water system. If the units' final construction costs exceed the fixed costs allowed in the PSCW order, this excess will not be recoverable from MGE or its customers unless specifically allowed by the PSCW. Any Oak Creek project costs above the authorized amount, but below a 5% cap, will be subject to a prudence determination made by the PSCW.

e.

Wind Purchased Power Agreement.

On February 21, 2007, MGE and Invenergy signed an amendment to an existing purchase power agreement. This agreement was signed on July 16, 2004, and gave MGE the ability to purchase 40 MW of wind power. Pursuant to the terms of the amendment, this capacity was reduced from 40 MW to 15 MW.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

MGE Energy and MGE

None.

Item 9A. Controls and Procedures.

MGE Energy and MGE

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

During the fourth quarter of 2006, each registrant's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to that registrant, including its subsidiaries, is accumulated and made known to that registrant's management, including its principal executive officer and its principal executive financial officer, by other employees of that registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, the registrants do not control or manage certain of their unconsolidated entities, and thus, their access and ability to apply their procedures to those entities is more limited than is the case for their consolidated subsidiaries.

As of December 31, 2006, the principal executive officer and principal financial officer of each registrant concluded that such registrant's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective to accomplish their objectives. Each registrant intends to continually strive to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

During the quarter ended December 31, 2006, there were no changes in MGE Energy or MGE's internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, MGE Energy or MGE's internal control over financial reporting.

MGE Energy

Since MGE Energy is an accelerated filer, its management is required to assess and report on the effectiveness of its internal control over financial reporting as of December 31, 2006. As a result of that assessment, management determined that there were no material weaknesses as of December 31, 2006 and, therefore, concluded that MGE Energy's internal control over financial reporting was effective. Management's Report on Internal Control Over Financial Reporting is included in Item 8. - Financial Statements and Supplementary Data.

Item 9B. Other Information.

MGE Energy

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

MGE Energy

The information required by Item 10 relating to directors and nominees for election as directors at MGE Energy's annual meeting of shareholders is incorporated herein by reference to the information under the heading "ELECTION OF DIRECTORS" in MGE Energy's definitive proxy statement (2006 Proxy Statement) to be filed with the SEC on or before April 16, 2007. Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the information under the heading "BENEFICIAL OWNERSHIP - Section 16(a) Beneficial Ownership Reporting Compliance" in the 2006 Proxy Statement.

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

Item 11. Executive Compensation.

See Item 12.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

MGE Energy

The required information for Items 11 and 12 is included in the 2007 Proxy Statement under the section "EXECUTIVE COMPENSATION," not including "Compensation Committee Report," and "Company Performance," and under the section "BENEFICIAL OWNERSHIP," which is incorporated herein by reference.

MGE Energy does not have or maintain any equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

MGE Energy

None.

Item 14. Principal Accountant Fees and Services.

MGE Energy

The information required by Item 14 is incorporated herein by reference to the information under the heading "RATIFICATION OF PRICEWATERHOUSECOOPERS LLP AS OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM" in the 2007 Proxy Statement.

MGE

Independent Registered Public Accounting Firm Fees Disclosure
	2006	2005
Audit Fees:
Audit of financial statements and internal controls (1)	$695,000	$815,418
Review of SEC filings and comfort letters	26,000	-
Total Audit Fees	$721,000	$815,418

Audit-Related Fees:
Total Audit-Related Fees	$ -	$ -

Tax Fees:
Tax advice on financial accounting issues	$58,600	$ -
Review of federal and state income tax returns	24,400	18,000
Total Tax Fees	$83,000	$18,000

All Other Fees:
Fee to access online accounting standards library	$ 1,500	$ 1,500
Financial analysis for generation projects	28,300	34,600
Total All Other Fees	$29,800	$36,100
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

PART IV.

Item 15. Exhibits and Financial Statement Schedules.

(a) 1. Financial Statements.
MGE Energy
Report of Independent Registered Public Accounting Firm	52
Consolidated Statements of Income for the years ended December 31, 2006, 2005, and 2004	54
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005, and 2004	55
Consolidated Balance Sheets as of December 31, 2006 and 2005	56
Consolidated Statements of Capitalization as of December 31, 2006 and 2005	57
Consolidated Statements of Common Equity and Comprehensive Income as of December 31, 2006, 2005, and 2004.	58
Notes to Consolidated Financial Statements	64
MGE
Report of Independent Registered Public Accounting Firm	53
Consolidated Statements of Income for the years ended December 31, 2006, 2005, and 2004	59
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005, and 2004	60
Consolidated Balance Sheets as of December 31, 2006 and 2005	61
Consolidated Capitalization Statement as of December 31, 2006 and 2005	62
Consolidated Statements of Common Equity and Comprehensive Income as of December 31, 2006, 2005, and 2004	63
Notes to Consolidated Financial Statements	64

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

4.3

Indenture between MGE and The Bank of New York Trust Company, N.A. (as successor to Bank One, N.A.), as Trustee, dated as of September 1, 1998. (Exhibit 4B to Form 10-K for year ended December 31, 1999, File No. 0-1125.)

10.1

Credit Agreement dated as of December 21, 2005, among MGE Energy, Inc., the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent. (Exhibit 10.5 to Form 10-K for the year ended December 31, 2005, File No. 0-1125.)

10.2

First Amendment dated as of April 25, 2006, to Credit Agreement dated as of December 21, 2005, among MGE Energy, Inc., the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent. (Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2006, File No. 0-469965.)

10.3

Amended and Restated Credit Agreement dated as of December 21, 2005, among Madison Gas and Electric Company, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent. (Exhibit 10.6 to Form 10-K for the year ended December 31, 2005, File No. 0-1125.)

10.4

Line of Credit Note, dated as September 29, 2006, among Madison Gas and Electric Company, as Borrower, and JPMorgan Chase Bank, N.A., as Lender. (Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2006, File No. 0-1125.)

10.5

Distribution Agreement, dated as of November 9, 2006, by and between MGE Energy, Inc. And J.P. Morgan Securities Inc. (Exhibit 1.1 to Form 8-K dated November 9, 2006, File No. 0-49965.)

10.6

Copy of Joint Power Supply Agreement with Wisconsin Power and Light Company and Wisconsin Public Service Corporation dated February 2, 1967. (Exhibit 4.09 to Registration Statement, Registration No. 2-27308.)

10.7

Copy of Joint Power Supply Agreement (Exclusive of Exhibits) with Wisconsin Power and Light Company and Wisconsin Public Service Corporation dated July 26, 1973, amending Exhibit 5.04. (Exhibit 5.04A to Registration Statement, Registration No. 2-48781.)

10.8

Copy of revised Agreement for Construction and Operation of Columbia Generating Plant with Wisconsin Power and Light Company and Wisconsin Public Service Corporation dated July 26, 1973. (Exhibit 5.07 to Registration Statement, Registration No. 2-48781.)

10.9

Copy of Amended and Restated Agreement for Construction and Operation of Columbia Generating Plant dated January 17, 2007.

10.10

West Campus Cogeneration Facility Engineering, Procurement and Construction Agreement, dated as of October 1, 2003, among MGE Construct LLC, as General Contractor, and the State of Wisconsin, and MGE Power West Campus, LLC, as Joint Owners. (Exhibit 10.18 to Form 10-Q for the quarter ended September 30, 2005, File No. 0-1125.)

10.11

West Campus Cogeneration Facility Joint Ownership Agreement, dated as of October 13, 2003, among MGE Power West Campus, LLC, The Board of Regents of the University of Wisconsin System, and the State of Wisconsin, as Joint Owners. (Exhibit 10.19 to Form 10-Q for the quarter ended September 30, 2005, File No. 0-1125.)

10.12

West Campus Cogeneration Facility Operation and Maintenance Agreement, dated as of October 13, 2003, among Madison Gas and Electric Company, as Operator, and the Board of Regents of the University of Wisconsin System, as Joint Owner. (Exhibit 10.20 to Form 10-Q for the quarter ended September 30, 2005, File No. 0-1125.)

10.13

West Campus Cogeneration Facility Lease Agreement, dated as of March 18, 2004, among MGE Power West Campus, LLC, as Lessor, and Madison Gas and Electric Company, as Lessee. (Exhibit 10.21 to Form 10-Q for the quarter ended September 30, 2005, File No. 0-1125.)

10.14

West Campus Cogeneration Facility Ground Lease, dated as of July 15, 2002, among MGE Power LLC, as Lessee, and the Board of Regents of the University of Wisconsin System, as Lessor. (Exhibit 10.22 to Form 10-Q for the quarter ended September 30, 2005, File No. 0-1125.)

10.15

West Campus Cogeneration Facility Amendment of Ground Lease, dated as of March 18, 2004, among MGE Power West Campus, LLC as Lessee, and the Board of Regents of the University of Wisconsin System, as Lessor. (Exhibit 10.23 to Form 10-Q for the quarter ended September 30, 2005, File No. 0-1125.)

10.16

West Campus Cogeneration Facility MGE Ground Sublease, dated as of March 18, 2004, among MGE Power West Campus, LLC as Lessee, and Madison Gas and Electric Company, as Lessor. (Exhibit 10.24 to Form 10-Q for the quarter ended September 30, 2005, File No. 0-1125.)

10.17

Elm Road Generating Station Common Facilities Operating and Maintenance Agreement, dated as of December 17, 2004, among Madison Gas and Electric Company, Wisconsin Electric Power Company, and Wisconsin Public Power Inc., as Lessee/Owner Parties, and Wisconsin Electric Power Company, as Operating Agent. (Exhibit 10.7 to Form 10-Q for the quarter ended September 30, 2005, File No. 0-1125.)

10.18

Elm Road Generating Station New Common Facilities Ownership Agreement, dated as of December 17, 2004, among MGE Power Elm Road, LLC, Elm Road Generating Station Supercritical, LLC, and Wisconsin Public Power Inc., as Joint Owners. (Exhibit 10.8 to Form 10-Q for the quarter ended September 30, 2005, File No. 0-1125.)

10.19

Elm Road Generating Station I Ownership Agreement, dated as of December 17, 2004, among MGE Power Elm Road, LLC, Elm Road Generating Station Supercritical, LLC, and Wisconsin Public Power Inc., as Joint Owners, Elm Road Services, LLC, as Project Manager, and W.E. Power LLC. (Exhibit 10.9 to Form 10-Q for the quarter ended September 30, 2005, File No. 0-1125.)

10.20

Elm Road Generating Station I Facility Lease Agreement, dated as of November 4, 2005, among MGE Power Elm Road, LLC, as Lessor, and Madison Gas and Electric Company, as Lessee. (Exhibit 10.10 to Form 10-Q for the quarter ended September 30, 2005, File No. 0-1125.)

10.21

Elm Road Generating Station I Operating and Maintenance Agreement, dated as of December 17, 2004, among Madison Gas and Electric Company, Wisconsin Electric Power Company, and Wisconsin Public Power Inc., as Lessee/ Owners, and Wisconsin Electric Power Company, as Operating Agent. (Exhibit 10.11 to Form 10-Q for the quarter ended September 30, 2005, File No. 0-1125.)

10.22

Elm Road Generating Station I Easement and Indemnification Agreement, dated as of December 17, 2004, among MGE Power Elm Road, LLC and Wisconsin Public Power Inc., as Grantees, and Wisconsin Electric Power Company, as Grantor. (Exhibit 10.12 to Form 10-Q for the quarter ended September 30, 2005, File No. 0-1125.)

10.23

Elm Road Generating Station I Easement and Indemnification Agreement, dated as of December 17, 2004, among MGE Power Elm Road, LLC and Madison Gas and Electric Company. (Exhibit 10.16 to Form 10-K for the year ended December 31, 2005, File No. 0-1125.)

10.24

Elm Road Generating Station II Ownership Agreement, dated as of December 17, 2004, among MGE Power Elm Road, LLC, Elm Road Generating Station Supercritical, LLC, and Wisconsin Public Power Inc., as Joint Owners, Elm Road Services, LLC, as Project Manager, and W.E. Power LLC. (Exhibit 10.13 to Form 10-Q for the quarter ended September 30, 2005, File No. 0-1125.)

10.25

Elm Road Generating Station II Facility Lease Agreement, dated as of November 4, 2005, among MGE Power Elm Road, LLC, as Lessor, and Madison Gas and Electric Company, as Lessee. (Exhibit 10.14 to Form 10-Q for the quarter ended September 30, 2005, File No. 0-1125.)

10.26

Elm Road Generating Station II Operating and Maintenance Agreement, dated as of December 17, 2004, among Madison Gas and Electric Company, Wisconsin Electric Power Company, and Wisconsin Public Power Inc., as Lessee/ Owners, and Wisconsin Electric Power Company, as Operating Agent. (Exhibit 10.15 to Form 10-Q for the quarter ended September 30, 2005, File No. 0-1125.)

10.27

Elm Road Generating Station II Easement and Indemnification Agreement, dated as of December 17, 2004, among MGE Power Elm Road, LLC and Wisconsin Public Power Inc., as Grantees, and Wisconsin Electric Power Company, as Grantor. (Exhibit 10.16 to Form 10-Q for the quarter ended September 30, 2005, File No. 0-1125.)

10.28

Operating Agreement, dated as of October 28, 2005, among MGE Energy LLC, Madison Gas and Electric Company, and MGE Transco Investment LLC. (Exhibit 10.17 to Form 10-Q for the quarter ended September 30, 2005, File No. 0-1125.)

10.29

Wind Turbine Supply Agreement, dated as of September 29, 2006, among Madison Gas and Electric Company as Buyer and Vestas-American Wind Technology , Inc. As Supplier. (Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2006, File No. 0-1125.)

10.30

Warranty Agreement to the Wind Turbine Supply Agreement, dated as of September 29, 2006, among Madison Gas and Electric Company as Buyer and Vestas-American Wind Technology, Inc. As Supplier. (Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2006, File No. 0-1125.)

10.31

Service and Maintenance Agreement, dated as of September 29, 2006, among Madison Gas and Electric Company as Buyer and Vestas-American Wind Technology, Inc. As Supplier. (Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 2006, File No. 0-1125.)

10.32

Asset Purchase Agreement, dated as of September 29, 2006, among Madison Gas and Electric Company as Buyer and Northern Iowa Windpower II LLC and Northern Iowa Windpower III LLC as Seller. (Exhibit 10.5 to Form 10-Q for the quarter ended September 30, 2006, File No. 0-1125.)

10.33

Substation and Transformer Shared Use Agreement and Easement Agreement, dated as of September 29, 2006, among Madison Gas and Electric Company and Northern Iowa Windpower II LLC as Joint Owners. (Exhibit 10.6 to Form 10-Q for the quarter ended September 30, 2006, File No. 0-1125.)

10.34

Management and Administration Agreement, dated as of October 13, 2006, among Madison Gas and Electric Company as Owner and Midwest Renewable Energy Resources, LLC as Manager. (Exhibit 10.7 to Form 10-Q for the quarter ended September 30, 2006, File No. 0-1125.)

10.35*

Form of Severance Agreement. (Exhibit 10F to Form 10-K for the year ended December 31, 1994, File No. 0-1125.)

10.36*

MGE Energy, Inc. 2006 Performance Unit Plan.

12

Statements regarding computation of ratio of earnings to fixed charges:

12.1 MGE Energy, Inc.

12.2 Madison Gas and Electric Company

21

Subsidiaries of MGE Energy, Inc.

23

Consent of Independent Registered Public Accounting Firm

23.1

MGE Energy, Inc.

23.2

Madison Gas and Electric Company.

31

Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 as to the Annual Report on Form 10-K for the year ended December 31, 2006, filed by the following officers for the following companies:

31.1 Filed by Gary J. Wolter for MGE Energy, Inc.

31.2 Filed by Terry A. Hanson for MGE Energy, Inc.

31.3 Filed by Gary J. Wolter for Madison Gas and Electric Company

31.4 Filed by Terry A. Hanson for Madison Gas and Electric Company

32

Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) as to the Annual Report on Form 10-K for the year ended December 31, 2006, filed by the following officers for the following companies:

32.1 Filed by Gary J. Wolter for MGE Energy, Inc.

32.2 Filed by Terry A. Hanson for MGE Energy, Inc.

32.3 Filed by Gary J. Wolter for Madison Gas and Electric Company

32.4 Filed by Terry A. Hanson for Madison Gas and Electric Company

Schedule II

MGE Energy, Inc. and Madison Gas and Electric Company

Valuation and Qualifying Accounts

		Additions
	Balance at beginning of period	(1) Charged to costs and expenses	(2) Charged to other accounts	Net Accounts written off	Balance at end of period
Fiscal Year 2004: Accumulated provision for uncollectibles	$(2,735,448)	$(2,106,711)	$-	$2,087,311	$(2,754,848)
Fiscal Year 2005: Accumulated provision for uncollectibles	(2,754,848)	(2,202,310)	-	2,130,122	(2,827,036)
Fiscal Year 2006: Accumulated provision for uncollectibles	(2,827,036)	(3,264,911)	-	2,495,420	(3,596,527)

Signatures - MGE Energy, Inc.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

MGE Energy, Inc. (Registrant)

Date: February 26, 2007	/s/ Gary J. Wolter
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2007.

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

Madison Gas and Electric Company (Registrant)

Date: February 26, 2007	/s/ Gary J. Wolter
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2007.

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