Form 10-K
period 2007-12-31
MGE ENERGY INC
filed 2008-02-26
CIK 1161728

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended:

December 31, 2007

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

	MGE Energy, Inc.	Madison Gas and Electric Company
Large accelerated filer	X	-
Accelerated filer	-	-
Non-accelerated file	-	X

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

MGE Energy, Inc. Madison Gas and Electric Company	Yes [ ] No [X] Yes [ ] No [X]

The aggregate market value of the voting and nonvoting common equity held by nonaffiliates of each registrant as of June 30, 2007, was as follows:

MGE Energy, Inc.	$707,462,316
Madison Gas and Electric Company	$0

The number of shares outstanding of each registrant's common stock as of February 1, 2008, were as follows:

MGE Energy, Inc. Madison Gas and Electric Company	21,970,785 17,347,889

Documents Incorporated by Reference

Portions of MGE Energy, Inc.'s definitive proxy statement to be filed on or before April 14, 2008, relating to its annual meeting of shareholders, are incorporated by reference into Part III of this annual report on Form 10-K.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk - MGE Energy and MGE.

Item 8. Financial Statements and Supplementary Data.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Item 9A. Controls and Procedures.

Item 9B. Other Information.

PART III.

Item 10. Directors, Executive Officers, and Corporate Governance.

Item 11. Executive Compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Item 14. Principal Accounting Fees and Services.

PART IV.

Item 15. Exhibits and Financial Statement Schedules.

Signatures - MGE Energy, Inc.

Signatures - Madison Gas and Electric Company

Filing Format

This combined Form 10-K is being filed separately by MGE Energy, Inc. (MGE Energy) and Madison Gas and Electric Company (MGE). MGE is a wholly owned subsidiary of MGE Energy and represents a majority of its assets, liabilities, revenues, expenses, and operations. Thus, all information contained in this report relates to, and is filed by, MGE Energy. Information that is specifically identified in this report as relating solely to MGE Energy, such as its financial statements and information relating to its nonregulated business, does not relate to, and is not filed by, MGE. MGE makes no representation as to that information.

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

Definitions

Abbreviations, acronyms, and definitions used in the text and notes of this report are defined below.

AFUDC	allowance for funds used during construction
ALJ	Administrative Law Judge
Alliant	Alliant Energy Corporation
ANR	ANR Pipeline Company
APB	Accounting Principles Board
APBO	Accumulated Postretirement Benefit Obligation
ARB	Accounting Research Bulletin
ATC	American Transmission Company LLC
ARO	Asset Retirement Obligation
BART	Best Available Retrofit Technology
Blount	Blount Station
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
CO2	carbon dioxide
Columbia	Columbia Energy Center
cooling degree days	Measure of the extent to which the average daily temperature is above 65 degrees Fahrenheit, increasing demand for cooling
CWDC	Central Wisconsin Development Corporation
DNR	Wisconsin Department of Natural Resources
Dth	dekatherms
Distribution Agreement	Distribution Agreement between MGE Energy and J.P. Morgan Securities Inc.
EITF	Emerging Issues Task Force
Elm Road	Elm Road Generating Station
EPA	U.S. Environmental Protection Agency
EPC	Engineering, Procurement, and Construction
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN	FASB Interpretation No.
FSP	FASB Staff Position No.
FTR	Financial Transmission Rights
GCIM	gas cost incentive mechanism
GHG	greenhouse gas
heating degree days (HDD)	Measure of the extent to which the average daily temperature is below 65 degrees Fahrenheit, increasing demand for heating
IBEW	International Brotherhood of Electric Workers
interconnection agreement	Generation-Transmission Interconnection Agreement
kV	kilovolt
kVA	kilovolt ampere
kWh	kilowatt-hour
lbs	pounds
LIBOR	London Inter Bank Offer Rate
LIFO	Last-in-first-out pricing
MACT	Maximum available control technology
MAGAEL	MAGAEL, LLC
MAIN	Mid-America Interconnected Network, Inc.
MGE	Madison Gas and Electric Company
MGE Construct	MGE Construct LLC
MGE Energy	MGE Energy, Inc.
MGE Power	MGE Power LLC
MGE Power Elm Road	MGE Power Elm Road, LLC
MGE Power West Campus	MGE Power West Campus, LLC
MGE Transco	MGE Transco Investment LLC
Midwest ISO	Midwest Independent System Operator (a regional transmission organization)
MMBtu	million British thermal units
Moody's	Moody's Investors Service, Inc.
MRO	Midwest Reliability Organization
MW	megawatt
MWh	megawatt-hour
NAAQS	National Ambient Air Quality Standards
Nasdaq	The Nasdaq Stock Market
NERC	National Electric Reliability Council
NNG	Northern Natural Gas Company
NOx	nitrogen oxide
NR	Natural Resources
NSPS	new source performance standards
OPEIU	Office and Professional Employees International Union
PGA	Purchased Gas Adjustment clause
PJM	PJM Interconnection, LLC (a regional transmission organization)
PSCW	Public Service Commission of Wisconsin
RSG	Revenue Sufficiency Guarantee Charge
RTO	Regional Transmission Organization
SAB	Staff Accounting Bulletin
SEC	Securities and Exchange Commission
SECA	Seams Elimination Cost Adjustments
SFAS	Statement of Financial Accounting Standards (issued by the FASB)
SO2	sulfur dioxide
the State	State of Wisconsin
Stock Plan	Direct Stock Purchase and Dividend Reinvestment Plan of MGE Energy
USW	United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial, and Service Workers International Union
UW	University of Wisconsin at Madison
VIE	Variable Interest Entity
WCCF	West Campus Cogeneration Facility
WDNR	Wisconsin Department of Natural Resources
WEPCO	Wisconsin Electric Power Company
Working capital	current assets less current liabilities
WPDES	Wisconsin Pollutant Discharge Elimination System
WPSC	Wisconsin Public Service Corporation
WUMS	Wisconsin and Upper Peninsula of Michigan System

PART I.

Item 1. Business.

MGE Energy operates in the following business segments:

•

Electric utility operations—generating, purchasing, and distributing electricity through MGE.

•

Gas utility operations—purchasing and distributing natural gas through MGE.

•

Nonregulated energy operations—constructing, owning, and leasing new electric generating capacity that will assist MGE through MGE Energy's wholly owned subsidiaries MGE Power, MGE Power Elm Road and MGE Power West Campus.

•

Transmission Investments—investing in companies engaged in the business of providing electric transmission services, such as ATC. In the fourth quarter of 2005, the investment in ATC was transferred from MGE to MGE Transco.

•

All Other—investing in companies and property which relate to the regulated operations, financing the regulated operations, or providing construction services to the other subsidiaries through its wholly owned subsidiaries MGE Construct, MAGAEL and CWDC, and Corporate functions.

MGE's utility operations represent a majority of the assets, liabilities, revenues, expenses, and operations of MGE Energy. MGE Energy's nonregulated energy operations currently include a undivided interest in the assets of the West Campus Cogeneration Facility. MGE Power West Campus owns 55% of the facility, which represents its interest in the electric generating assets and the UW owns 45% of the facility, which represents their interest in the steam and chilled water assets. The UW's share of the plant and portion of the earnings from the WCCF are not reflected in the consolidated financial statements of MGE and MGE Energy. Nonregulated energy operations also include an undivided 8.33% ownership interest in each of two 615 MW generating units being constructed in Oak Creek, Wisconsin.

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

Electric Utility Operations

MGE generates and distributes electricity in a service area covering a 315 square-mile area of Dane County, Wisconsin. Its service area includes the city of Madison, Wisconsin.

At December 31, 2007, MGE supplied electric service to nearly 136,000 customers, with approximately 89% located in the cities of Fitchburg, Madison, Middleton, and Monona and 11% in adjacent areas. Of the total number of customers, approximately 87% were residential and 13% were commercial or industrial. Electric revenues for 2007, 2006, and 2005 were comprised of the following:

	Twelve Months Ended December 31,
	2007	2006	2005
Residential	33.8%	34.2%	33.3%
Commercial	51.9%	51.8%	47.7%
Industrial	5.4%	5.5%	5.6%
Public authorities (including the UW)	8.0%	8.4%	7.4%
Other utilities and other	0.9%	0.1%	6.0%
Total	100.0%	100.0%	100.0%

Electric operations accounted for approximately 62.8%, 63.3%, and 60.8% of MGE's total 2007, 2006, and 2005 regulated revenues, respectively.

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

Transmission

Reliability 2000 legislation enacted in Wisconsin mandated, among other things, the creation of a statewide transmission company to own the investor-owned utilities' transmission assets. Pursuant to these provisions, effective January 1, 2001, MGE transferred all of its electric utility transmission assets to ATC in exchange for an ownership interest in ATC. At December 31, 2007, MGE Transco held a 3.6% ownership interest in ATC as a result of the aforementioned assets transferred and subsequent additional capital contributions made.

ATC is owned by the utilities that contributed facilities or capital in accordance with Wisconsin law. ATC's purpose is to provide reliable, economic transmission service to all customers in a fair and equitable manner. ATC plans, constructs, operates, maintains, and expands transmission facilities that it owns to provide adequate and reliable transmission of power. ATC is regulated by FERC for all rate terms and conditions of service and is a transmission-owning member of the Midwest ISO. MGE is however a non-transmission owning member of the Midwest ISO.

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

Additionally, on May 1, 2004, MGE became a member of PJM. PJM is also an RTO. PJM is a neutral and independent party that coordinates and directs the operation of the region's transmission grid, administers a competitive wholesale electricity market, and plans regional transmission expansion improvements to maintain grid reliability and relieve congestion. MGE has two purchase power agreements, for a total of 65 MW, that are impacted by this market.

Fuel supply and generation

MGE satisfies its customers' electric demand with purchased power and internal generation. During the years ended December 31, 2007, 2006, and 2005, MGE's electric energy delivery requirements were satisfied by the following sources:

	Twelve Months Ended December 31,
	2007	2006	2005
Coal	51.3%	48.7%	52.0%
Natural gas	8.2%	6.8%	10.0%
Fuel oil	0.1%	0.1%	0.1%
Renewable sources	0.8%	0.7%	1.2%
Purchased power	39.6%	43.7%	36.7%
Total	100.0%	100.0%	100.0%

Sources used depend on market prices, generating unit availability, weather, and customer demand.

Coal

MGE and two other utilities jointly own Columbia, a coal-fired generating facility, which accounts for 29% (225 MW) of MGE's net generating capability. Power from this facility is shared in proportion to each owner's ownership interest. MGE has a 22% ownership interest in Columbia. The other owners are Alliant, which operates Columbia, and WPSC. The Columbia units burn low-sulfur coal obtained (pursuant to long-term contracts) from the Powder River Basin coal fields located in Wyoming and Montana.

MGE's share of the coal inventory supply for the units increased from 31 days on December 31, 2006, to 33 days on December 31, 2007. The co-owners' current goal is to maintain approximately a 35 day inventory.

MGE also owns the Blount Generating Facility located in Madison, Wisconsin, which is fueled by coal, gas, and other alternative renewable sources. On January 19, 2006, MGE announced a plan, subject to certain conditions, that includes discontinuing coal use at the end of 2011 at Blount. The plant will continue to run on natural gas but will be reduced from its current approximate 190 MW capacity to 100 MW when coal burning is discontinued.

Natural gas and oil

MGE owns gas fired combustion turbines. These turbines are primarily located in Madison and Marinette, Wisconsin and have a total of 174 MW of generating capacity.

See discussion above for discussion of the Blount Generating Facility and see below discussion under Nonregulated Operations for MGE's interest in a natural gas-fired cogeneration facility on the UW campus.

Renewable generation sources

On September 29, 2006, MGE formalized plans to acquire 29.7 MW or 18 turbines in a wind-powered electric generating facility to be constructed in Worth County, Iowa. This project is expected to be completed in the first quarter of 2008. At December 31, 2007, MGE had incurred $55.9 million (excluding AFUDC) of costs on the project, which is reflected in the Construction Work in Progress balance on MGE and MGE Energy's consolidated balance sheets. Additionally, MGE had recorded a total of $2.4 million in AFUDC-debt and equity which is also reflected in Construction Work in Progress at December 31, 2007. MGE will begin recovering the cost of this project in rates in 2008.

Purchased power

As mentioned under the discussion on "Regional Transmission Organizations" above, at the time Midwest ISO implemented its bid-based energy market, MGE began offering substantially all of its generation on the Midwest ISO market and purchasing much of its load requirement from the Midwest ISO market in accordance with the Midwest ISO Tariff. Accordingly, the Midwest ISO market is the source of MGE's purchased power needs.

MGE also has purchase power contracts with two companies located in the PJM market. These agreements provide a means for MGE to participate in the PJM market via the receipt of FTRs. Under these agreements MGE has the contractual right to 65 MW of power.

On September 21, 2007, MGE entered into a ten-year purchase power agreement which provides MGE with firm capacity, energy, and a pro-rata share of the counterparty's rights to renewable attributes beginning on June 1, 2012, and ending on May 31, 2022 (the "base term"). This agreement obligates MGE to purchase a minimum of 50 MW of capacity each year and a fixed amount of energy. Pursuant to the terms of this agreement, MGE has the option to extend the ten year term and/or purchase additional energy and capacity during the base term. MGE has not exercised either of these options at this time.

On April 23, 2007, MGE entered into a 20-year purchase power agreement for wind generation. Under this agreement, MGE has agreed to purchase 30 MW of wind power from the Top of Iowa II project which is being constructed in Iowa. This facility became operational in January 2008. MGE does not have any capacity payment commitments under this agreement. However, MGE is obligated to purchase its ratable share of the energy produced by the project.

On February 21, 2007, MGE and Invenergy signed an amendment to an existing purchase power agreement. Under this amended agreement, MGE has agreed to purchase for a 20-year term approximately 15 MW of wind power at a facility to be constructed near Brownsville, Wisconsin. Construction of this facility began in June 2007 and the facility is expected to be operational in early 2008. MGE does not have any capacity payment commitments under this agreement. However, MGE is obligated to purchase its ratable share of the energy produced by the unit.

Gas Utility Operations

MGE transports and distributes natural gas in a service area covering 1,625 square miles in seven south-central Wisconsin counties. Its service area includes the city of Madison, Wisconsin.

On December 31, 2007, MGE supplied natural gas service to nearly 140,000 customers in the cities of Elroy, Fitchburg, Lodi, Madison, Middleton, Monona, Prairie du Chien, Verona, and Viroqua; 24 villages; and all or parts of 45 townships. Of the total number of customers, approximately 89% were residential and 11% were commercial or industrial. Gas revenues for 2007, 2006, and 2005 were comprised of the following:

	Twelve Months Ended December 31,
	2007	2006	2005
Residential	55.6%	55.0%	55.6%
Commercial	38.3%	38.3%	39.1%
Industrial	4.0%	3.6%	2.3%
Transportation service and other	2.1%	3.1%	3.0%
Total	100.0%	100.0%	100.0%

Gas operations accounted for approximately 37.2%, 36.7%, and 39.2% of MGE's total 2007, 2006, and 2005 regulated revenues, respectively.

MGE can curtail gas deliveries to its interruptible customers. Approximately 7% of gas deliveries in 2007 and 8% of gas sold in 2006 were to interruptible customers.

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

By contract, a total of 5,430,964 Dth can be injected into ANR's storage fields in Michigan from April 1 through October 31. These gas supplies are then available for withdrawal during the subsequent heating season, November 1 through March 31. Using storage allows MGE to buy gas supplies during the summer season, when prices are normally lower, and withdraw these supplies during the winter season, when prices are typically higher. Storage also gives MGE more flexibility in meeting daily load fluctuations.

MGE's contracts for firm transportation service include winter maximum daily quantities of:

•

161,150 Dth (including 96,078 Dth of storage withdrawals) on ANR.

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

WCCF

MGE Power West Campus and the UW jointly own undivided interests in a natural gas-fired cogeneration facility on the UW campus. The facility has the capacity to produce 20,000 tons of chilled water, 500,000 pounds per hour of steam, and approximately 150 MW of electricity. The UW owns 45% of the facility, which represents its interest in the chilled-water and steam assets. These assets are used to meet the UW's growing need for air-conditioning and steam-heat capacity. MGE Power West Campus owns 55% of the facility, which represents its interest in the electric generating assets. These assets are used to provide electricity to MGE's customers. The UW's share of the plant and portion of the earnings from the WCCF are not reflected in the consolidated financial statements of MGE or MGE Energy. MGE Power West Campus' share of the cost of this project is reflected in Property, Plant, and Equipment on MGE and MGE Energy's consolidated balance sheets

MGE leases the electric generating assets owned by MGE Power West Campus and is responsible for operating the entire facility. On April 26, 2005, the facility lease between MGE and MGE Power West Campus commenced. The financial terms of the facility lease include a capital structure of 53% equity and 47% long-term debt, return on equity of 12.1%, and a lease term of 30 years. At the end of the lease term in 2035, MGE may, at its option, renew the facility lease for an additional term, purchase the generating facility at fair market value or allow the lease contract to end. Under the Joint Ownership Agreement for WCCF, the State has an option to acquire at the higher of book or market cost, a 45 MW interest in WCCF or enter into a purchase power agreement for 45 MWs of capacity.

Elm Road

On November 4, 2005, MGE Power Elm Road closed on the exercise of an option to acquire an undivided 8.33% ownership interest in each of two 615 MW advanced technology, coal-fired generating units being constructed by We Energies in Oak Creek, Wisconsin. MGE Power Elm Road's estimated share of capital costs for its 8.33% ownership interest in both units is approximately $171 million (excluding capitalized interest) which it intends to finance primarily through funds received from MGE Energy. MGE Energy expects that these funds will be raised through the sale of common stock (via the Stock Plan), short-term debt, and operating cash flows. At December 31, 2007, MGE Power Elm Road had incurred $103.7 million (excluding capitalized interest) of costs on the project, which is reflected in the Construction Work In Progress balance on MGE and MGE Energy's consolidated balance sheets.

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

On November 1, 2005, MGE received approval from the PSCW to defer payments made to MGE Power Elm Road for carrying costs during construction of the facility, management fees, and community impact mitigation costs. MGE began collecting the carrying costs in rates in 2006. MGE estimates total carrying costs to be approximately $53.6 million. Of these costs, $21.1 million is estimated to relate to the capitalized interest and the debt portion of the facility. These costs will be recognized over the period in which the facility will be depreciated. The remaining $32.5 million is estimated to represent the equity portion and is being recognized over the period recovered in rates.

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

Air quality

Air quality regulations promulgated by the EPA and DNR in accordance with the Federal Clean Air Act and the Clean Air Act Amendments of 1990 impose restrictions on emission of particulates, sulfur dioxide (SO2) nitrogen oxides (NOx) and other pollutants and require permits for operation of emission sources. These permits have been obtained by MGE and must be renewed periodically. Various initiatives, including the Clean Air Interstate Rule (CAIR), Clean Air Mercury Rule (CAMR), maximum achievable control technology (MACT) standards, new source performance standards (NSPS) and Regional Haze Regulations, as well as existing and proposed state mercury emissions limits, may result in additional operating and capital expenditure costs.

The CAIR requires NOx and SO2 emission reductions in two phases and includes a regional cap-and-trade system. The first phase begins in 2009 for NOx and 2010 for SO2, and contemplates reductions of 55% and 40%, respectively, increasing in the second phase by 2015 to 65% and 70%, respectively; in each case over 2003 levels. MGE owns several generation units currently subject to CAIR: Blount Generating Station, Columbia, M34 (West Marinette) and Fitchburg Substation. In future generation years, Elm Road will be and WCCF may be affected by CAIR. MGE anticipates that it may need to purchase NOx and SO2 allowances and /or install equipment at Columbia to meet CAIR allocations for its generation fleet. The exact cost of the allowances and/or equipment installation is not known at this time.

CAMR seeks to reduce mercury emissions from coal-fired power plants through a system of monitoring and several compliance options, including equipment installations and allowance trading options through a cap-and-trade system, which are scheduled to commence in 2009; although there is some uncertainty in light of a February 8, 2008 U.S. Court of Appeals decision invalidating the rule's cap-and-trade provisions. In March 2007, the DNR proposed state mercury rules under NR 446 to address its requirements under CAMR. The state's proposed rule is significantly different from the federal CAMR. If the state's version of CAMR as currently proposed becomes a rule, it will increase CAMR compliance costs for Columbia, Blount and Elm Road (those facilities currently subject to CAMR) because it is more restrictive in scope than the federal CAMR. However, it is unknown at this time what those additional costs would be. The Wisconsin DNR has announced that it intends to introduce a revised proposed rule some time in 2008. Thus, the economic and operational effect on MGE is not known at this time.

Air modeling indicates that emissions from Columbia may impair visibility at certain Class I Scenic Areas and may therefore be subject to Regional Haze and Best Available Retrofit Technology (BART) regulations. DNR expects to submit rules on BART and/or Regional Haze to EPA in 2008 with BART becoming effective in 2013. The State of Minnesota has also asserted that Wisconsin emission sources significantly contribute to visibility impairment at the Boundary Water Canoe Wilderness Area and Voyageurs National Park. Minnesota has asked Wisconsin to evaluate reducing the Wisconsin statewide average SO2 and NOx emission rates for electric generating units to approximately 0.25 lbs/MMBtu by 2018. If adopted, these rates could affect capital, operational and maintenance expenses at MGE's generating facilities.

In 1998, the EPA issued a rule that imposed a NOx emission budget for emission sources in Wisconsin. In 2000, the Court of Appeals for the District of Columbia invalidated a portion of the rule as applied to Wisconsin; however, the Court stayed that portion of the challenge concerning Wisconsin's alleged impacts on downwind, eight-hour ozone nonattainment areas. EPA has also stayed that portion of the rule concerning Wisconsin's alleged impacts on downwind eight-hour ozone nonattainment areas. If that portion of the rule concerning eight-hour ozone nonattainment areas is upheld, the resulting NOx emission budget for Wisconsin could potentially affect the level of permissible NOx emissions from Blount, Columbia, and WCCF.

The EPA recently lowered the acceptable 24-hour National Ambient Air Quality Standards (NAAQS) for fine particulate matter, i.e., particles that are 2.5 microns or smaller in diameter and states must monitor and collect data on fine particulate levels in order to establish attainment and nonattainment areas for the new standard. States (including Wisconsin) determine designation by county and/or area based on whether the county/area meets the NAAQS (designated as attainment) or the county does not meet the NAAQS (designated as nonattainment), as measured by air monitors placed in that county/area. In mid-December 2007, Wisconsin recommended that the EPA designate all areas in the state as attainment. However, EPA will finalize designations (attainment or nonattainment) in 2009. Updated air monitoring results may play a role in EPA's designation decision. Designations of nonattainment and implementation of the fine particulate NAAQS could affect capital, operational and maintenance expenses at generating facilities.

Compliance with these and other related environmental initiatives is expected to result in significant additional operating and capital expenditures at Columbia. The Columbia operator's current estimates show that MGE's share of the capital expenditures required to comply with these environmental initiatives will be between $130 million and $200 million. According to current estimates, compliance with these initiatives is also expected to result in an increase to MGE's pro-rata share of Columbia's on-going operating expenses. The operator and MGE management are continuing to explore various alternatives to comply with these standards. Accordingly, actual capital expenditures may fall above or below the range provided. These standards and initiatives may also result in additional capital and operating expenditures at MGE's other generating facilities. MGE expects that the costs to comply with these standards will be fully recoverable through rates. Pursuant to an order issued by the PSCW on September 14, 2007, MGE is permitted to defer pre-certification and pre-construction costs related to compliance with CAIR and CAMR regulations at Columbia. Additionally, MGE is entitled to 100% AFUDC on the related pre-construction costs.

Water quality

MGE is subject to water quality regulations issued by the DNR. These regulations include categorical-effluent discharge standards, which require the use of effluent-treatment processes equivalent to categorical "best practicable" or "best available" technologies under compliance schedules established under the Federal Water Pollution Control Act. The DNR has published categorical regulations for chemical and thermal discharges from electric-steam generating plants. The regulations limit discharges from MGE's plants into Lake Monona and other Wisconsin waters. The DNR has also proposed rules regarding thermal discharge which are subject to comment and further modification. Depending on the terms of the final rules, MGE may be required to make significant additional capital expenditures but are expected to be recoverable in rates.

In 2004, the EPA promulgated final rules under Section 316(b) of the Clean Water Act addressing cooling water intake structures for existing large power plants (Phase II rule). A challenge to this rule was upheld in a January 2007 court decision and significant parts of the rule were remanded to the EPA for further consideration. In July 2007, EPA suspended the Phase II rule in its entirety and directed states to use their "best professional judgment" in evaluating intake systems. The ruling, and EPA's actions in response, which may change the compliance requirements, may affect the timing and costs associated with MGE's WPDES permit for Blount and possibly the WPDES permit for the Oak Creek/Elm Road facility. At this time, MGE is unable to determine the timing or amount of that impact.

The WPDES permit for the Oak Creek/Elm Road facility has been contested. On November 29, 2007, an Administrative Law Judge (the "ALJ") determined that the two additional coal units that are part of the Oak Creek expansion are "new facilities" under Section 316(b) of the Federal Clean Water Act and therefore are subject to the standards promulgated by EPA for new facilities in the so-called Phase I rule. Unlike the Phase II rule for existing facilities previously discussed, the Phase I rules for new facilities largely withstood judicial review and are valid. The ALJ did not vacate the WPDES permit or any other permit necessary to continue construction of the two additional coal units, pointing out that, based upon the present record, the water intake currently under construction as part of the Oak Creek expansion may be permittable under the standards that apply to new facilities.

The ALJ remanded the WPDES permit to the WDNR with a direction that it reissue or modify the permit to reflect "best technology available" to comply with the standards applicable to new facilities under Wisconsin state law. As part of the decision, the ALJ restated his prior opinion that the water intake system currently under construction may not be operated so long as it remains a contested matter regarding the WPDES permit. The ALJ's ruling has been appealed to circuit court.

The Operator has advised us that there are alternatives under the EPA's rule for new facilities that would permit the use of the once-through cooling system rather than the use of cooling towers. The Operator has requested the WDNR to issue a modified permit and has submitted additional information to the WDNR supporting the request for approval of the once-through cooling system under this rule. The Operator anticipates the WDNR will complete the WPDES permit modifications process in the first half of 2008. At this time, we cannot predict with certainty what the WDNR's decision will be. A reissued permit would be subject to public comment and possible administrative and legal review.

While the process for modifying the WPDES permit proceeds, construction of the additional coal units will continue on the current schedule.

Solid waste

MGE is listed as a potentially responsible party for a site the EPA has placed on the national priorities Superfund list. The Lenz Oil site in Lemont, Illinois, was used for storing and processing waste oil for several years. This site requires clean up under the Comprehensive Environmental Response, Compensation and Liability Act. A group of companies, including MGE, is currently working on cleaning up the site. Management believes that its share of the final cleanup costs for the Lenz Oil site will not result in any materially adverse effects on MGE's operations, cash flows, or financial position. Insurance may cover a portion of the cleanup costs. Management believes that the cleanup costs not covered by insurance will be recovered in current and future rates. As of December 31, 2007, a $0.1 million gross liability was accrued for this matter.

Global climate change

The United States is currently not a party to the United Nations' Kyoto Protocol that became effective for signatories on February 16, 2005. The Protocol process generally requires developed countries to cap greenhouse gas (GHG) emissions at certain levels during the 2008 to 2012 time period. Although GHG is not currently regulated in the United States, MGE recognizes that these gases—particularly carbon dioxide (CO2), which is released in the burning of fossil fuels—may face future legislative or regulatory restrictions. Environmental-related legislation is regularly introduced in Congress and in the Wisconsin legislature. Such legislation typically includes various compliance dates and compliance limits. There are several proposed versions of legislation pending in Congress and in the Wisconsin legislature to address global climate changes, including efforts to reduce and control and/or tax the emission of greenhouse gases, such as carbon dioxide, created in the combustion of fossil fuels, including coal, natural gas, and oil. Bills are also considering releases associated with natural gas pipelines and company fleets. In addition, there could be national and state mandates to produce increasing percentages of electricity from renewable forms of energy, such as wind. Such legislation could have the potential for a significant financial impact on MGE, including the cost to install new emission control equipment, purchase allowances, or do fuel switching. However, the financial consequences of this compliance cannot be determined until final legislation is passed. MGE management would expect to seek and receive recovery of such compliance measures through rate increases, yet the probability and specific impact of such legislation cannot be reasonably estimated at this time. MGE will continue to monitor proposed legislation.

Employees

As of December 31, 2007, MGE had 724 employees. MGE employs 247 employees who are covered by a collective bargaining agreement with Local Union 2304 of the International Brotherhood of Electrical Workers and 102 employees who are covered by a collective bargaining agreement with Local Union No. 39 of the Office and Professional Employees International Union. Both of these collective bargaining agreements expire on April 30, 2009. There are also five employees covered by a collective bargaining agreement with Local Union No. 2-111 of the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial, and Service Workers International Union. This collective bargaining agreement expires on November 1, 2009.

Financial Information About Segments

See Footnote 24 of the Notes to Consolidated Financial Statements for financial information relating to MGE Energy's and MGE's business segments.

Executive Officers of the Registrants

Executive	Title	Effective Date	Service Years as an Officer
Gary J. Wolter(a) Age: 53	Chairman of the Board, President and Chief Executive Officer	02/01/2002	18
Lynn K. Hobbie(b) Age: 49	Senior Vice President	02/01/2000	12
James G. Bidlingmaier(b) Age: 61	Vice President - Admin. and Chief Information Officer	02/01/2000	8
Kristine A. Euclide(b) Age: 55	Vice President and General Counsel	11/15/2001	6
Terry A. Hanson(a) Age: 56	Vice President, Chief Financial Officer and Secretary	10/01/2001	16
Scott A. Neitzel(b) Age: 47	Vice President - Energy Supply Vice President- Energy Supply Policy	09/01/2006 07/01/2002	10
Jeffrey C. Newman(a) Age: 45	Vice President and Treasurer	01/01/2001	10
Peter J. Waldron(b) Age: 50	Vice President and Operations Officer Vice President - Energy Supply Operations	09/01/2006 07/01/2002	11

Note: Ages, years of service, and positions as of December 31, 2007.

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

We are subject to environmental laws and regulations that affect our costs and business plans.

Our subsidiaries are subject to environmental laws and regulations that affect the manner in which they conduct business, including capital expenditures, operating costs and potential liabilities. Changes and developments in these laws and regulations may change or limit our business plans, make them more costly to implement, or expose us to liabilities for past or current operations.

Numerous environmental regulations govern many aspects of our present and future operations, including air emissions, water quality, wastewater discharges, solid waste, and hazardous waste; and continue to evolve in response to real or perceived concerns, regulatory initiatives, non-governmental organizational initiatives and private parties and legal process. The development of these regulations can introduce uncertainty into the planning and implementation process for long-lead time projects, such as generating stations, and can introduce costly delays if previous decisions need to be revisited as a result of judicial mandate or regulatory change. These regulations generally require us to obtain and comply with a wide variety of environmental licenses, permits, inspections, and other approvals, and can result in increased capital, operating, and other costs, particularly with regard to enforcement efforts focused on power plant emissions obligations. These effects can be seen not only with respect to new construction, such as our participation in the Elm Road generating units, but could also require the addition of additional control equipment or the implementation of other compliance measures.

In addition, we may be a responsible party for environmental clean up at sites identified as containing hazardous materials. It is difficult to predict the costs potentially associated with a site clean-up due to the potential joint and several liability for all potentially responsible parties, the nature of the clean-up required and the availability of recovery from other potentially responsible parties.

We may incur material costs of compliance if federal and/or state legislation is adopted to address climate change.

Various persons, including legislators, regulators and private parties, have increasingly expressed concern about the effects of global warming and the effects of greenhouse gases (GHG). These concerns have prompted federal and state legislation that would regulate or cap such emissions to be actively discussed. There are several proposed versions of legislation pending in the U.S. Congress and in the Wisconsin legislature to address global climate changes, including efforts to reduce and control and/or tax the emission of GHG, such as carbon dioxide, created in the combustion of fossil fuels, including coal, natural gas, and oil. Bills are also considering releases associated with natural gas pipelines and company fleets. These legislative initiatives are sometime paired with efforts to mandate increasing percentages of electricity from renewable forms of energy, such as wind, or to reduce the demand for electricity. Such legislation could have the potential for a significant financial impact on MGE, including the cost to install new emission control equipment, purchase allowances, or do fuel switching. However, the financial consequences of this compliance cannot be determined until final legislation is passed.

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

We face construction risk in connection with the completion of generating units.

We have assumed risks under the agreements related to our ownership interest in two 615 MW coal-fired generating units being constructed in Oak Creek, Wisconsin. The completion of this project is subject to construction risks over which we will have limited or no control and which might adversely affect project costs and completion time. These risks include shortages of, the inability to obtain, or the cost of, labor or materials; the inability of the general contractor or subcontractors to perform under their contracts; strikes; adverse weather conditions; the inability to obtain necessary permits in a timely manner, legal challenges and appeals to granted permits, including the WPDES permit, and changes in applicable laws or regulations; governmental actions; and events in the global economy. In addition, in the case of the units being constructed in Oak Creek, if the units' final construction costs exceed the fixed costs allowed in the PSCW order, this excess will not be recoverable from MGE or its customers unless specifically allowed by the PSCW. Any Oak Creek project costs above the authorized amount, but below a 5% cap, will be subject to a prudence determination made by the PSCW.

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

We are exposed to interest rate risk.

We are exposed to interest rate risk on our variable rate financing. MGE Energy had $103.5 million of variable-rate debt outstanding at December 31, 2007, including $61.0 million for MGE. Borrowing levels under commercial paper arrangements vary from period to period depending upon capital investments and other factors. Such interest rate risk means that we are exposed to increased financing costs and associated cash payments as a result of changes in the short-term interest rates.

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

Credit risk is the loss that may result from counterparty nonperformance. We face credit risk primarily through MGE's regulated energy business. Failure of contractual counterparties to perform their obligations under purchase power agreements, commodity supply arrangements or other agreements may result in increased expenses for MGE as a result of being forced to cover the shortfall in the spot or short-term market, where prices may be more volatile.

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

Disruptions in the financial markets as a result of the effects of sub-prime financing and related matters may affect our ability to finance at a reasonable cost and in accordance with our planned schedule.

The credit markets have experienced some disruption and uncertainty as a result of the developments associated with sub-prime mortgage issues. To the extent that such issues affect the ability or willingness of credit providers or investors to participate in the credit markets or particular types of investments, or affect their perception of the risk associated with particular types of investments, our cost of borrowing could be affected.

Item 1B. Unresolved Staff Comments.

MGE Energy and MGE

None.

Item 2. Properties.

Electric Generation

Net generating capability in service at December 31, 2007, was as follows:

Plants	Location	Commercial Operation Date	Fuel	Net Capability (MW)	No. of Units
Steam plants:
Columbia	Portage, WI	1975 & 1978	Low-sulfur coal	225(1,2)	2
Blount	Madison, WI	1957 & 1961	Coal/gas	97(3)	2
		1938 & 1943	Gas	39	2
		1949	Coal/gas	22(3)	1
		1964-1968	Gas/oil	28	4

WCCF	Madison, WI	2005	Gas/oil	149(4,5)	2

Combustion turbines	Madison, WI Marinette, WI	1964-2000	Gas/oil	174	6

Portable generators	Madison, WI	1998-2001	Diesel	44	55

Wind turbines	Townships of Lincoln and Red River, WI	1999	Wind	2	17
Total				780

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

Electric and Gas Distribution Facilities

Major electric distribution lines and substations in service at December 31, 2007, which are owned by MGE, are as follows:

	Miles
Distribution lines:	Overhead	Underground
13.8 kV and under	925	1,056

Distribution:	Substations	Installed Capacity (kVA)
69-13.8 kV	26	949,000
13.8-4 kV	31	285,967

Gas facilities include 2,398 miles of distribution mains, which are owned by MGE.

A significant portion of MGE's electric and gas distribution facilities is located above or underneath highways, streets, other public places or property that others own. MGE believes that it has satisfactory rights to use those places or property in the form of permits, grants, easements and licenses; however, it has not necessarily undertaken to examine the underlying title to the land upon which the rights rest.

Transmission Facilities

As required by Wisconsin law, MGE and other Wisconsin electric utilities transferred their electric transmission assets to ATC on January 1, 2001. MGE received an ownership interest in ATC in exchange for its transmission plant and related deferred taxes and deferred investment tax credits. That interest is presently held by MGE Transco. MGE receives a return on its investment in ATC that is approximately equal to the return it would have earned by retaining its transmission facilities.

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

MGE Energy and MGE

None.

PART II.

Item 5. Market for Registrants' Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market for Common Equity

MGE Energy

MGE Energy common stock is traded on Nasdaq under the symbol MGEE. On February 1, 2008, there were approximately 18,480 shareholders of record. The following table shows high and low sale prices for the common stock on Nasdaq for each quarter over the past two years.

	Common stock price range
	High	Low
2007
Fourth quarter	$37.24	$32.06
Third quarter	$35.50	$29.40
Second quarter	$37.02	$31.46
First quarter	$36.82	$33.05

2006
Fourth quarter	$37.00	$32.17
Third quarter	$34.09	$29.23
Second quarter	$33.33	$29.20
First quarter	$35.18	$30.39

MGE

As of February 1, 2008, there were 17,347,889 outstanding shares of common stock, all of which were held by MGE Energy. There is no market for shares of common stock of MGE.

Dividends

MGE Energy

The following table sets forth MGE Energy's quarterly cash dividends declared during 2007 and 2006:

	2007				2006
(Per share)	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.
MGE Energy	$0.355	$0.355	$0.348	$0.348	$0.348	$0.348	$0.345	$0.345

MGE

The following table sets forth MGE's quarterly cash dividends declared during 2007 and 2006:

	2007				2006
(In thousands)	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.
MGE	$2,500	$ -	$6,560	$6,561	$ -	$ -	$6,499	$6,498

See "Liquidity and Capital Resources - Financing Activities" under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for a description of restrictions applicable to dividend payments by MGE.

Issuer Purchases of Equity Securities

MGE Energy and MGE

None.

Item 6. Selected Financial Data.

MGE Energy

(In thousands, except per-share amounts)

	For the years ended December 31,
Summary of Operations	2007	2006	2005	2004	2003
Operating revenues:
Regulated electric	$334,488	$318,912	$310,984	$250,386	$241,745
Regulated gas	197,925	185,226	200,533	171,763	159,802
Nonregulated	5,181	3,408	1,853	2,732	1,023
Total	537,594	507,546	513,370	424,881	402,570
Operating expenses	438,156	413,150	439,629	350,213	330,124
Other general taxes	15,771	15,402	13,269	12,715	11,592
Operating income	83,667	78,994	60,472	61,953	60,854
Other income	6,069	4,329	4,938	3,927	1,888
Interest expense, net	(13,056)	(15,001)	(13,448)	(11,384)	(12,201)
Income before taxes	76,680	68,322	51,962	54,496	50,541
Income tax provision	(27,855)	(25,899)	(19,871)	(20,656)	(19,901)
Net income	$ 48,825	$ 42,423	$ 32,091	$ 33,840	$ 30,640
Average shares outstanding	21,520	20,564	20,436	19,119	17,894
Basic and diluted earnings per share	$2.27	$2.06	$1.57	$1.77	$1.71
Dividends declared per share	$1.41	$1.39	$1.37	$1.36	$1.35

Assets
Electric	$ 614,949	$547,150	$533,896	$466,897	$433,385
Gas	234,002	228,639	233,139	205,738	185,382
Assets not allocated	14,876	12,270	21,013	25,894	24,650
Nonregulated energy operations	227,415	177,234	143,101	98,751	49,446
Transmission investments	40,808	38,470	35,239	32,542	27,886
All others	342,491	298,261	276,565	272,211	205,735
Eliminations	(362,954)	(319,792)	(326,046)	(273,262)	(200,477)
Total	$1,111,587	$982,232	$916,907	$828,771	$726,007

Capitalization including Short-Term Debt
Common shareholders' equity	$427,726	$375,348	$343,883	$338,197	$263,070
Long-term debt*	262,346	252,284	222,312	202,257	222,204
Short-term debt	103,500	57,000	82,500	53,275	31,680
Total Capitalization	$793,572	$684,632	$648,695	$593,729	$516,954

*Includes current maturities.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

MGE Energy is a holding company operating through subsidiaries in five business segments: electric utility operations, gas utility operations, nonregulated energy operations, transmission investments, and all other. Our principal subsidiary is MGE, which conducts our electric utility and gas utility operations and represents a majority portion of our assets, liabilities, revenues, and expenses. MGE generates and distributes electricity to nearly 136,000 customers in Dane County, Wisconsin, including the city of Madison, and purchases and distributes natural gas to nearly 140,000 customers in the Wisconsin counties of Columbia, Crawford, Dane, Iowa, Juneau, Monroe, and Vernon.

Our nonregulated energy operations have been formed to lease and own new electric generating capacity. Our nonregulated energy operations include the leasing of the cogeneration project on the UW-Madison campus. Our nonregulated energy operations also include an undivided 8.33% ownership interest in each of two 615 MW generating units being constructed in Oak Creek, Wisconsin. Both of these operations are included in MGE's consolidated financial statements as a result of the accounting requirements of FIN 46R.

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

Results of Operations

Year Ended December 31, 2007, Versus the Year Ended December 31, 2006

Executive Summary - MGE Energy and MGE

In 2007, MGE Energy's earnings were $48.8 million or $2.27 per share compared to $42.4 million or $2.06 per share in the prior year. MGE's earnings for the twelve months ended December 31, 2007, were $37.1 million compared to $32.6 million for the same period in the prior year.

During the twelve month period ended December 31, 2007, our utility operations experienced an increase in electric revenues of $15.6 million. This increase is primarily attributable to an increase in sales volumes, the effect of a fuel surcharge and an increase in sales for resale. Additionally, the electric rates for the twelve months ended December 31, 2007, are higher than those for the same period in the prior year, when the fuel credit and refund in effect during the twelve months ended December 31, 2006, are considered. As a result of lower actual fuel costs during the twelve months ended December 31, 2006, than those costs provided in the applicable rate order, the PSCW issued an interim order implementing a $0.00454 per kWh fuel credit. Additionally, the PSCW stated that MGE's electric rates set in the final order were subject to refund, together with interest, pending a full review of MGE's 2006 actual electric fuel costs. As a result of these actions, MGE recognized an obligation to make refunds to its customers by recording a $19.1 million gross reduction to other electric revenues during the twelve months ended December 31, 2006.

For the twelve months ended December 31, 2007, fuel used for electric generation increased $7.5 million or 15.2% compared to the twelve months ended December 31, 2006. This increase is attributable to an increase in the volume of internal generation and an increase in the per-unit cost of fuel. During this same period, purchased power expense increased by $0.4 million or 0.6%. This increase is attributable to an increase in the per-unit-cost offset by a decrease in volume of power purchased.

On April 26, 2007, the PSCW approved a $0.00339 per kWh fuel surcharge on MGE's electric rates to cover increased fuel and purchased power expenses. The fuel surcharge was applied to electric rates as of the date of the PSCW order. On August 31, 2007, MGE received a final decision from the PSCW which reduced the fuel surcharge to $0.00242 per kWh. This fuel surcharge went into place on the date of the order and remained in place until December 31, 2007. These surcharges resulted in a $5.6 million increase in electric revenue for the twelve months ended December 31, 2007. Pursuant to the provisions of the April 26, 2007, surcharge order, MGE's electric revenues resulting from this surcharge were subject to refund and interest at 11%. During the twelve months ended December 31, 2007, MGE recorded a $1.3 million adjustment to other electric revenue to account for the refund provision. This refund amount was applied to customers' accounts on October 6, 2007.

During the twelve months ended December 31, 2007, gas revenues increased $12.7 million. This increase is a result of increases in sales volumes, partially offset by a decline in the costs of gas and a decrease in other gas revenues. During this period, natural gas purchased increased $11.5 million as a result of an increase in volumes and an increase in the per therm cost.

The following discussion is based on the business segments as discussed in Footnote 24.

Electric Utility Operations

Electric sales and revenues

The following table compares MGE's electric retail revenues and electric kWh sales by customer class during the years ended December 31, 2007 and 2006:

(In thousands)	Revenues			kWh Sales
	2007	2006	% Change	2007	2006	% Change
Residential	$113,161	$109,178	3.6%	833,549	809,560	3.0%
Commercial	173,500	165,147	5.1%	1,846,335	1,772,385	4.2%
Industrial	17,905	17,765	0.8%	284,637	286,546	(0.7)%
Other - retail/municipal	26,859	26,710	0.6%	379,785	384,222	(1.2)%
Total retail	331,425	318,800	4.0%	3,344,306	3,252,713	2.8%
Sales for resale	7,076	5,585	26.7%	87,203	94,988	(8.2)%
Other revenues	(4,013)	(5,473)	26.7%	-	-	-
Total	$334,488	$318,912	4.9%	3,431,509	3,347,701	2.5%
Cooling degree days (normal 641)				781	637	22.6%

Electric operating revenues were up 4.9% in 2007 due to the following:

(In millions)	2007
Rate changes	$3.5
Volume	9.1
Sales for resale	1.5
Other revenues	1.5
Total	$15.6

•

Rates. Rates charged to retail customers for the twelve months ended December 31, 2007, were 1.1% or $3.5 million higher than those charged during the same period in the prior year.

On May 25, 2006, the PSCW approved a fuel credit to reduce 2006 electric rates by $0.00454 per kWh and stated that electric rates set in the final 2006 order are subject to refund. As a result of these provisions, customers' bills were credited $16.8 million during the twelve months ended December 31, 2006. Additionally, on April 24, 2007, when the PSCW completed their audit of 2006 electric fuel costs and issued a final order, $2.4 million (related to 2006 fuel costs including interest) was applied to customers' accounts.

On December 22, 2006, the PSCW approved a limited scope rate case reopener related to MGE's current electric rates. This order was expected to result in a net 0.15% decrease, on average, in retail electric rates for 2007 when compared to those in place for the year ended December 31, 2006 (assuming the 2006 fuel credit was in place for the entire year). Electric rates were subsequently increased from those presented in this order as a result of a $0.00339 per kWh fuel surcharge approved by the PSCW and in effect from April 26, 2007, to August 31, 2007, and a $0.00242 per kWh fuel surcharge approved by the PSCW and in effect from August 31, 2007, to December 31, 2007. These surcharges resulted in a $5.6 million increase to electric rates charged to customers during the twelve months ended December 31, 2007.

•

Volume. During 2007, there was a 2.8% increase in total retail sales volumes. This increase represents increased usage by residential and commercial.

•

Sales for resale. During 2007, sales for resale increased $1.5 million. The increase in sales for resale for the year ended December 31, 2007, when compared to the same period in the prior year is largely attributable to a change in the relationship between the cost of purchased power and the cost of internal generation.

•

Other Revenues. Other electric revenues increased $1.5 million for the twelve months ended December 31, 2007, compared to the same period in the prior year. To account for the effects of the fuel credit and refund described above under "Rates", during the twelve months ended December 31, 2006, MGE recognized a net $2.3 million reduction to other electric revenues.

In April 2007, the 2006 fuel credit of $2.3 million was provided to customers. As a result, MGE increased other revenues by the same amount to offset this credit reflected in "Rates" above.

During the twelve months ended December 31, 2007 and 2006, MGE recovered in electric rates carrying costs and other fees related to WCCF and Elm Road. MGE recorded a $8.2 million and $5.2 million reduction, respectively, to other electric revenues to eliminate the recognition of revenue related to these costs in the electric segment as revenue related to these costs is recorded by MGE Power Elm Road and MGE Power West Campus (see discussion of these revenues in the "nonregulated operations revenues" section).

For the twelve months ended December 31, 2007, MGE also experienced a $0.1 million decrease in other miscellaneous electric revenues.

Electric fuel and purchased power

In 2007, fuel used for electric generation increased $7.5 million, or 15.2%, compared to 2006. The per-unit cost of internal generation increased 4.5% for the year ended December 31, 2007, when compared to the same period in the prior year, reflecting the increased cost of natural gas.

The volume of internal generation also increased during this period reflecting a shift between internal generation and purchased power.

For the year ended December 31, 2007, purchased power expense increased by $0.4 million, or 0.6%. This increase reflects a $6.2 million or 8.1% increase in the per-unit-cost, offset by a $5.8 million or 7.0% decrease in volume of power purchased.

MGE has recorded transactions on the PJM and Midwest ISO markets in which we are buying and selling power within the same hour to meet our electric energy delivery requirements on a net basis.

Electric operating expenses

Electric operating expense increased $3.2 million in 2007. The following changes contributed to the net change in electric operating expenses for 2007:

(In millions)	2007
Increased production costs	$2.0
Decreased transmission costs	(0.1)
Increased distribution costs	0.3
Increased customer services, promotions, and account costs	0.2
Increased other general and administrative expenses	0.8
Total	$3.2

Included in the decrease in transmission costs is a $0.9 million cash benefit received for SECA revenues related to prior years. SECA revenues are through and out rates previously charged to MGE by PJM for transactions between RTOs which were subsequently eliminated by FERC.

Electric maintenance expense

In 2007, electric maintenance expense increased $0.8 million, or 5.7%, due to a increase in the maintenance of distribution assets ($0.7 million) and the maintenance of general and administrative facilities ($0.1 million).

Electric depreciation

Electric depreciation expense increased $0.7 million in 2007. This increase is attributable to additions to electric assets.

Gas Utility Operations

Gas deliveries and revenues

The following table compares MGE's gas retail revenues and gas delivered by customer class during each of the years ended December 31, 2007 and 2006:

(In thousands)	Revenues			Therms delivered
	2007	2006	% Change	2007	2006	% Change
Residential	$110,046	$101,771	8.1%	92,218	84,354	9.3%
Commercial/industrial	83,799	77,681	7.9%	88,330	82,255	7.4%
Total retail	193,845	179,452	8.0%	180,548	166,609	8.4%
Gas transportation	2,623	2,644	(0.8)%	34,645	36,385	(4.8)%
Other revenues	1,457	3,130	(53.5)%	-	-	-
Total	$197,925	$185,226	6.9%	215,193	202,994	6.0%
Heating degree days (normal 7,076)				6,935	6,520	6.4%
Average rate per therm of retail customers				$1.074	$1.077	(0.3)%

Gas revenues increased 6.9% in 2007 due to the following:

(In millions)	2007
Gas costs/rates	$(0.6)
Gas deliveries	15.0
Other revenues	(1.7)
Total	$12.7

•

Gas costs/rates. Gas costs decreased for the year ended December 31, 2007, from those costs experienced for the year ended December 31, 2006. MGE's natural gas rates are subject to a purchased gas adjustment clause designed to recover or refund the difference between the actual cost of purchased gas and the amount included in rates. Differences between the amounts billed to customers and the actual costs recoverable are deferred and recovered or refunded in future periods by means of prospective monthly adjustments to rates. As a result of a decrease in gas prices, MGE's average rate per therm for retail customers in 2007 decreased 0.3%.

•

Retail gas deliveries. In 2007, retail gas deliveries increased 8.4%. This increase is primarily attributable to an increase in heating degree days. Heating degree days for the year ended December 31, 2007, were 6,935 compared to 6,520 for the same period in the prior year.

•

Other gas revenues. In 2007, there was a $1.7 million decrease in other gas revenues. Under MGE's GCIM, if actual gas commodity costs are above or below a benchmark set by the PSCW, then MGE's gas sales service customers and shareholders share equally in any increased costs or savings. The PSCW allows MGE to resell gas pipeline capacity reserved to meet peak demands but not needed every day to serve customers. Revenues from capacity release that exceed or fall short of PSCW-targeted levels are shared equally. In 2007 and 2006, MGE shareholders received the benefit of $0.9 million and $2.5 million from capacity release revenues and commodity savings under the GCIM, respectively.

Natural gas purchased

In 2007, natural gas purchased increased $11.5 million, or 8.9%. Due primarily to higher retail sales volumes, the volume of natural gas purchased increased $10.8 million for the year ended December 31, 2007, when compared to the prior year. Additionally, a decrease in the natural gas purchase price coupled with an increase in the PGA provision provides for an overall increase in the cost per therm of 0.5% in 2007, which resulted in a $0.7 million overall increase in expense when compared to the prior year.

Gas operating expenses

Gas operating expense increased $0.4 million, or 1.2%, in 2007. The following changes contributed to the net change in gas operating expense for the year:

(In millions)	2007
Decreased production costs	$(0.1)
Increased distribution costs	0.4
Increased customer services, promotions, account costs	0.3
Decreased other administrative and general expenses	(0.2)
Total	$0.4

Gas maintenance expenses

Gas maintenance expense increased $0.4 million , or 17.9% in 2007. This increase primarily relates to maintenance work performed on distribution assets.

Gas depreciation

Gas depreciation expense increased $0.2 million in 2007 as a result of additional gas plant assets.

Other Income (Expense)

Other income for the year ended December 31, 2007, for the electric and gas segments was $0.1 million, compared to other expense of $1.0 million for the same period in the prior year. During 2007, the gas and electric segments recognized $1.9 million in AFUDC-equity, $0.2 million in equity earnings from miscellaneous investments, and a $0.8 million gain on the sale of investments. This income was offset partially by $0.3 million in premium expense for a HDD collar, $2.1 million in charitable contributions and $0.4 million in net miscellaneous expenses.

During 2006, the gas and electric segments recognized a total of $2.2 million in charitable contributions. This expense was partially offset by $0.6 million in AFUDC-equity and $0.6 million in other miscellaneous income. The other miscellaneous income includes a $0.6 million gain on our heating degree day financial instrument.

Interest Expense

For the year-ended December 31, 2007, total interest expense for the electric and gas segments decreased $0.4 million when compared to the same period in the prior year. For the year ended December 31, 2007, there was a $1.0 million decrease in interest expense on short-term debt, a $0.6 million increase in AFUDC-debt (which is a reduction to interest expense), and a $0.5 million increase in interest income. These decreases in interest expense were offset by a $1.7 million increase in interest expense on long-term debt. This increase relates to interest incurred on the 5.25% medium-term notes, issued on December 29, 2006.

Nonregulated Energy Operations

Nonregulated Energy operating revenues

Operating revenues from nonregulated energy operations were $20.0 million and $18.4 million for the years ended December 31, 2007 and 2006. These amounts include $14.9 million and $15.0  million, respectively, in interdepartmental revenues. The interdepartmental revenues relate to the leasing arrangement between MGE and MGE Power West Campus which commenced on April 26, 2005. In accordance with the provisions of this leasing arrangement, the Nonregulated Energy Operations, via MGE Power West Campus, recorded $14.9 million and $15.0 million in lease revenue for the years ended December 31, 2007 and 2006, respectively. Upon consolidation, this interdepartmental amount is eliminated.

Also included in operating revenues is the recognition of revenues related to carrying costs for MGE Power West Campus and MGE Power Elm Road. MGE received approval from the PSCW to collect approximately $12.1 million in carrying costs incurred by MGE Power West Campus during construction of the WCCF facility. MGE is collecting these costs in rates over a period of ten years. For each of the years ended December 31, 2007 and 2006, MGE Power West Campus recognized $1.1 million related to carrying costs on WCCF, management, demolition, and removal fees.

MGE also received approval from the PSCW to collect carrying costs expected to be incurred by MGE Power Elm Road during construction of the Elm Road project. Current forecasts estimate the total carrying costs to be incurred to be $53.6 million. A portion of this amount is being recognized over the period allowed for recovery in rates ($32.5 million) and a portion is being deferred and will be recognized over the period in which the facility is depreciated ($21.1 million). For the years ended December 31, 2007 and 2006, MGE Power Elm Road recognized $4.1 million and $2.3 million related to carrying costs on the Elm Road project.

Nonregulated energy operations and maintenance expense

For the years ended December 31, 2007 and 2006, other operations and maintenance expense remained consistent. These expenses primarily relate to administrative and general expenses at MGE Power West Campus and MGE Power Elm Road.

Nonregulated energy depreciation expense

Depreciation expense began when the WCCF commenced operations on April 26, 2005. Depreciation expense for the year ended December 31, 2007, remained consistent when compared to the prior year.

Nonregulated energy interest expense, net

For the twelve months ended December 31, 2007, interest expense, net at the nonregulated energy operations segment was $2.5 million compared to $2.7 million for the same period in the prior year.

Interest expense for both 2007 and 2006 related to long-term borrowings at MGE Power West Campus was $2.8 million. In 2007, this interest expense is offset by a $0.1 million of miscellaneous interest income.

Also included in the nonregulated interest expense is interdepartmental interest expense at MGE Power Elm Road. During the twelve months ended December 31, 2007 and 2006, MGE Power Elm Road was charged $3.9 million and $1.9 million, respectively, in interest expense by MGE Energy on funds borrowed for the Elm Road Project. Under the provision of SFAS 34, MGE Power Elm Road capitalized all interest expense on the Elm Road Project during 2007 and 2006. For the years ended December 31, 2007 and 2006, MGE Power Elm Road recorded $0.2 million and $0.1 million in interest income on the cash advanced to Elm Road Services, LLC for construction of transmission equipment and work done by ATC related to Elm Road.

Transmission Investment Operations

Transmission investment other income (loss)

For the year ended December 31, 2007, other income at the transmission investment segment was $6.0 million, compared to $5.3 million for the same period in the prior year. The transmission investment segment holds our interest in ATC, and its income reflects our equity earnings in ATC.

All Other Operations

All other revenues

During the twelve months ended December 31, 2007 and 2006, the All Other segment did not record any revenues.

All other operations and maintenance expense

All other operations and maintenance expense for the year ended December 31, 2007, decreased $0.1 million when compared to the same period in the prior year. This decrease is related to a decrease in general and administrative expense at corporate.

All other interest income (expense)

All other interest income for the year ended December 31, 2007, was $2.3 million compared to $0.8 million for the year ended December 31, 2006. Interest income for the twelve months ended December 31, 2007 and 2006, includes $3.9 million and $1.9 million in interdepartmental income from MGE Power Elm Road. Additionally, there was $0.2 million in miscellaneous interest income for the year ended December 31, 2007. In 2007 and 2006, this interest income is offset in part by $1.8 million and $1.1 million, respectively, in interest expense on short-term debts.

Consolidated Other General Taxes

MGE Energy and MGE's other general taxes increased $0.4 million or 2.4% in 2007. This increase is primarily attributable to an increase in MGE's license fee tax and an increase in MGE's payroll taxes. The annual license fee tax expense is based on adjusted operating revenues of the prior year. These increases are slightly offset by a tax refund received for overpayment of license fees in prior years.

Consolidated Income Taxes

MGE Energy's effective income tax rate is 36.3% for the twelve months ended December 31, 2007, compared to 37.9% for the year ended December 31, 2006. This decrease is primarily attributable to the completion of tax recovery for prior year flow through. The PSCW has allowed rate recovery of deferred taxes on all temporary differences since June 1991 when the FERC Uniform System of Accounts was adopted. Unrecovered deferred taxes in existence at the time of adoption were authorized for rate recovery over 15 years. Recovery of these amounts was completed on December 31, 2006.

Other factors contributing to a decrease in the effective tax rate include the favorable settlement of an income tax examination for which a FIN 48 liability had been recorded, an increase in the domestic manufacturing tax deduction provided by the American Jobs Creation Act of 2004, a federal research tax credit under the new alternative simplified credit method, and an increase in AFUDC-equity primarily related to the Top of Iowa III project.

Minority Interest, Net of Tax

For the year ended December 31, 2007, MGE Energy (through its wholly owned subsidiary MGE Power) earned $7.7 million and $2.6 million for its interest in MGE Power West Campus and MGE Power Elm Road, respectively. Additionally, MGE Energy earned $0.5 million, net of tax for its interest in MGE Transco.

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

For the year ended December 31, 2006, actual electric fuel costs were lower than those included in the aforementioned rate order. In 2006, fuel used for generation decreased $15.8 million or 24.3% compared to 2005. Additionally, purchased power expense decreased $4.5 million or 5.5% compared to 2005. As a result of lower actual fuel costs during 2006, the PSCW approved an interim credit and electric rates during this period were subject to refund. In response, MGE recorded a $19.1 decrease to other electric revenues to reflect the refund and credit due to customers. This amount includes $0.4 million in carrying costs incurred. As of December 31, 2006, $16.8 million of this amount had been credited on customers bills. The remaining $2.3 million was refunded to customers in March 2007.

During the year ended December 31, 2006, gas revenues decreased $15.3 million or 7.6%. This decrease is attributable to a 7.3% decrease in the cost per therm of gas and a decrease in gas deliveries.

Operation and maintenance expenses increased $8.5 million during the year ended December 31, 2006. This increase is primarily due to higher general and administrative expenses.

The following discussion is based on the business segments as discussed in Footnote 24.

Electric Utility Operations

Electric sales and revenues

The following table compares MGE's electric retail revenues and electric kWh sales by customer class during the years ended December 31, 2006 and 2005:

(In thousands)	Revenues			kWh Sales
	2006	2005	% Change	2006	2005	% Change
Residential	$109,178	$103,674	5.3%	809,560	842,758	(3.9)%
Commercial	165,147	148,294	11.4%	1,772,385	1,774,035	(0.1)%
Industrial	17,765	17,432	1.9%	286,546	302,294	(5.2)%
Other - retail/municipal	26,710	22,863	16.8%	384,222	357,542	7.5%
Total retail	318,800	292,263	9.1%	3,252,713	3,276,629	(0.7)%
Sales for resale	5,585	17,527	(68.1)%	94,988	187,338	(49.3)%
Other revenues	(5,473)	1,194	(558.4)%	-	-	-
Total	$318,912	$310,984	2.5%	3,347,701	3,463,967	(3.4)%
Cooling degree days (normal 634)				637	847	(24.8)%

Electric operating revenues were up 2.5% in 2006 due to the following:

(In millions)	2006
Rate changes	$28.8
Volume	(2.3)
Sales for resale	(11.9)
Other revenues	(6.7)
Total	$7.9

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

•

Sales for resale. During 2006, sales for resale decreased $11.9 million. Sales for resale include transactions conducted on the PJM and Midwest ISO markets reflecting our involvement in the PJM and Midwest ISO markets since their establishment on May 1, 2004, and April 1, 2005, respectively. MGE has recorded transactions on the PJM and Midwest ISO markets in which we are buying and selling power within the same hour to meet our electric energy delivery requirements on a net basis. This treatment resulted in a $154.4 million and $122.2 million reduction to sales for resale and purchased power expense for the years ended December 31, 2006 and 2005, respectively. The decrease in sales for resale for the year ended December 31, 2006, when compared to the same period in the prior year is largely attributable to a change in the relationship between the cost of purchased power and the cost of internal generation. Namely, during 2006 the cost to purchase power in certain periods was less than the cost to internally generate. Accordingly, MGE was purchasing more power from the market than they were selling power into the market for the year ended December 31, 2006, when compared to the same period in 2005.

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

MGE has recorded transactions on the PJM and Midwest ISO markets in which we are buying and selling power within the same hour to meet our electric energy delivery requirements on a net basis. This treatment resulted in a $154.4 million and $122.2 million reduction to purchased power expense for the years ended December 31, 2006 and 2005, respectively.

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

(a)

This increase relates to the commencement of the leasing arrangement between MGE and MGE Power West Campus on April 26, 2005. In accordance with the terms of this leasing arrangement, the electric segment recorded $15.0 million and $10.1 million in rent expense for the years ended December 31, 2006 and 2005, respectively. Upon consolidation, this amount is eliminated.

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

Gas Utility Operations

Gas deliveries and revenues

The following table compares MGE's gas retail revenues and gas delivered by customer class during each of the years ended December 31, 2006 and 2005:

(In thousands)	Revenues			Therms delivered
	2006	2005	% Change	2006	2005	% Change
Residential	$101,771	$ 111,509	(8.7)%	84,354	91,887	(8.2)%
Commercial/industrial	77,681	82,956	(6.4)%	82,255	82,661	(0.5)%
Total retail	179,452	194,465	(7.7)%	166,609	174,548	(4.5)%
Gas transportation	2,644	2,881	(8.2)%	36,385	45,435	(19.9)%
Other revenues	3,130	3,187	(1.8)%	-	-	-
Total	$185,226	$200,533	(7.6)%	202,994	219,983	(7.7)%
Heating degree days (normal 7,108)				6,520	6,840	(4.7)%
Average rate per therm of retail customers				$1.077	$1.114	(3.3)%

Gas revenues decreased 7.6% in 2006 due to the following:

(In millions)	2006
Gas costs/rates	$ (6.5)
Gas deliveries	(8.5)
Gas transportation	(0.2)
Other effects	(0.1)
Total	$(15.3)

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

Nonregulated Energy Operations

Nonregulated Energy operating revenues

Operating revenues from nonregulated energy operations were $18.4 million for the year ended December 31, 2006. This amount includes $15.0 million in interdepartmental revenues. The interdepartmental revenues relate to the leasing arrangement between MGE and MGE Power West Campus which commenced on April 26, 2005. In accordance with the provisions of this leasing arrangement, the Nonregulated Energy Operations, via MGE Power West Campus, recorded $15.0 million and $10.1 million in lease revenue for the years ended December 31, 2006 and 2005, respectively. Upon consolidation, this interdepartmental amount is eliminated.

Also included in operating revenues is the recognition of revenues related to carrying costs for MGE Power West Campus and MGE Power Elm Road (2006 only). MGE received approval from the PSCW to collect approximately $12.1 million in carrying costs incurred by MGE Power West Campus during construction of the WCCF facility. MGE is collecting these costs in rates over a period of ten years. Of these costs, $4.1 million relates to the capitalized interest and the debt portion of the facility. These costs are recognized over the period in which the facility is being depreciated (40 years). The remaining amount of $8.0 million represents the equity portion and is recognized over the ten-year period for recovery in rates. For the years ended December 31, 2006 and 2005, MGE Power West Campus recognized $1.1 million and $0.6 million, respectively, related to carrying costs on WCCF, management, demolition, and removal fees.

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

Nonregulated energy operations and maintenance expense

For the years ended December 31, 2006 and 2005, other operations and maintenance expense remained consistent. These expenses primarily relate to administrative and general expenses at MGE Power West Campus and MGE Power Elm Road.

Nonregulated energy depreciation expense

Depreciation expense began when the WCCF commenced operations on April 26, 2005. Depreciation expense for the year ended December 31, 2006, was $2.7 million compared to $1.9 million for the year ended December 31, 2005, reflecting a partial year of depreciation in 2005.

Nonregulated energy interest expense, net

For the twelve months ended December 31, 2006, interest expense, net at the nonregulated energy operations segment increased $1.1 million compared to the same period in the prior year. Interest expense at the nonregulated energy segment for the year ended December 31, 2006, represents interest expense on the long-term borrowings held by MGE Power West Campus. On September 30, 2003, MGE Power West Campus issued $30.0 million of 5.68% senior secured notes maturing September 25, 2033 and on October 27, 2005, issued $20.0 million of 5.19% senior secured notes also due September 25, 2033. Interest expense for the twelve months ended December 31, 2006 and 2005, related to these borrowings was $2.8 million and $1.9 million, respectively.

Also included in the nonregulated interest expense is interdepartmental interest expense at MGE Power Elm Road and MGE Power West Campus. During the twelve months ended December 31, 2006 and 2005, MGE Power Elm Road was charged $1.9 million and $0.2 million, respectively, in interest expense by MGE Energy on funds borrowed for the Elm Road Project. This expense is eliminated upon consolidation. During the year ended December 31, 2005, MGE Power West Campus recorded $0.4 million in interdepartmental interest expense. This expense is also eliminated upon consolidation.

The interest expense at MGE Power Elm Road is offset by $1.9 million and $0.2 million in capitalized interest during the twelve months ended December 31, 2006 and 2005, respectively. Under the provision of SFAS 34, MGE Power Elm Road is capitalizing interest on the Elm Road Project. During construction of the WCCF, MGE Power West Campus also recorded capitalized interest in accordance with the provisions of SFAS 34. During the twelve months ended December 31, 2005, $0.7 million in capitalized interest was recognized as an offset to interest expense. On April 26, 2005, when the electric generation facilities of WCCF began generating electricity, MGE Power West Campus discontinued the capitalization of interest, as the project was deemed to be substantially complete.

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

All other interest income (expense)

All other interest income for the year ended December 31, 2006, was $0.8 million compared to $0.1 million for the year ended December 31, 2005. Interest income for the twelve months ended December 31, 2006 and 2005, includes $1.9 million and $0.2 million in interdepartmental income from MGE Power Elm Road. Additionally, for the year ended December 31, 2005, this balance includes $0.4 million in interdepartmental income from MGE Power West Campus. This interest income is eliminated upon consolidation. This interest income for the year ended December 31, 2006, is offset in part by $1.1 million in interest expense on short-term debt. Interest expense on these borrowings was $0.5 million for the same period in the prior year.

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

Liquidity and Capital Resources

Cash Flows

The following summarizes cash flows for MGE Energy and MGE during the twelve months ended 2007, 2006, and 2005:

	MGE Energy			MGE
(In thousands)	2007	2006	2005	2007	2006	2005
Cash provided by/(used for):
Operating activities	$ 76,586	$101,039	$ 53,377	$ 78,542	$ 97,224	$ 32,843
Investing activities	(134,791)	(94,441)	(75,733)	(134,137)	(94,382)	(75,523)
Financing activities	58,991	(6,926)	22,183	56,208	(2,418)	42,589

Cash Provided by Operating Activities

MGE Energy

MGE Energy's consolidated net cash provided by operating activities is derived mainly from the electric and gas operations of its principal subsidiary, MGE.

2007 vs. 2006

Cash provided by operating activities decreased $24.5 million for the twelve months ended December 31, 2007, when compared to the same period in the prior year. This decrease is primarily attributable to increases in accounts receivable and unbilled revenues. MGE Energy's working capital accounts contributed to $8.5 million in cash used for operating activities for the twelve months ended December 31, 2007, compared to $8.7 million in cash provided by operating activities during the same period in the prior year.

During the twelve months ended December 31, 2007 and 2006, MGE Energy made $6.3 million and $5.8 million, respectively, in discretionary contributions to the pension and other postretirement benefit plans.

MGE Energy recorded $1.9 million in AFUDC-equity funds for the twelve months ended December 31, 2007, compared to $0.6 million for the same period in the prior year. This increase is primarily attributable to the construction of the Top of Iowa III wind generation project. Construction of this project is expected to be completed in the first quarter of 2008.

During the twelve months ended December 31, 2007, MGE Energy recorded a $3.1 million provision for doubtful accounts. This represents a $0.2 million decrease from the amount recorded during the same period in the prior year. The provision during 2006 was higher due to the atypically high fuel costs experienced in the latter portion of 2005 and the effects these costs had on the composition of the aging.

During the twelve months ended December 31, 2007, MGE Energy also recorded a $0.8 million gain on the sale of equity investments.

During the twelve months ended December 31, 2007, more working capital was used to support higher receivables and unbilled revenues, partially offset by an increase in payables and a decrease in inventories. In addition, there was a decrease in short term liabilities reflecting, in part, the payment of a $2.3 million refund to customers on April 24, 2007. That refund is the result of the interim fuel credit and subject to refund provision instituted by the PSCW in 2006. This payment had no impact on net income for the twelve months ended December 31, 2007. Included in the December 31, 2006, operating cash flows is the collection of the $2.4 million of the retainage receivable from the State under the EPC agreement related to the construction of WCCF. Cash outflows related to other noncurrent items, net were $1.8 million for the twelve months ended December 31, 2007, compared to cash inflows of $4.4 million in the twelve months ended December 31, 2006.

During the twelve months ended December 31, 2007, MGE Energy received $2.5 million in cash proceeds as a result of the Congestion Cost and Line Loss Allocation Services Agreement that they are a party to.

For the twelve months ended December 31, 2007, MGE Energy recorded $6.0 million in equity earnings from ATC and received $4.4  million in cash dividends from ATC. For the same period in the prior year, MGE Energy recorded $5.3 million in equity earnings from ATC and received $4.0 million in cash dividends from ATC.

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

During 2006 and 2005, MGE Construct collected $2.4 million and $2.5 million of the retainage receivable from the State under the EPC agreement related to the construction of the WCCF, respectively. Additionally, during the year ended December 31, 2006, MGE billed $2.3 million (net of $16.8 million returned to customers between March 9, 2006, and December 31, 2006) in electric rates which, pursuant to an interim order issued by the PSCW, was required to be refunded to customers. This credit was recorded as a reduction to other electric revenues in the consolidated income statement of MGE Energy for the twelve months ended December 31, 2006, and is shown as a noncash adjustment to net income on the consolidated statement of cash flows of MGE Energy.

Other noncurrent items, net contributed $4.4 million to cash flows from operations for the year ended December 31, 2006, compared to $0.7 million in cash used for operations for the year ended December 31, 2005. Additionally, during the years ended December 31, 2006 and 2005, MGE Energy made $5.8 million and $5.5 million in voluntary cash contributions to the pension and other postretirement plans, respectively.

During the year ended December 31, 2006, MGE recorded a $3.2 million provision for doubtful accounts. This represents a $1.2 million increase from the amount recorded during the same period in the prior year. In 2006 MGE experienced a deterioration in the composition of the aging of its accounts receivable largely attributable to the increase in gas and electric rates that was experienced in the latter portion of 2005. MGE recorded $10.2 million in employee benefit expenses compared to $9.7 million for the prior year. See Footnote 13 for further discussion of MGE Energy's Pension and Other Postretirement Benefits.

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

MGE

2007 vs. 2006

Cash provided by operating activities decreased $18.7 million for the twelve months ended December 31, 2007, when compared to the same period in the prior year. This decrease is primarily attributable to increases in accounts receivable and unbilled revenues. MGE's working capital accounts contributed $7.6 million in cash used for operating activities for the twelve months ended December 31, 2007, compared to $5.5 million in cash provided by operating activities during the same period in the prior year.

During the twelve months ended December 31, 2007 and 2006, MGE made $6.3 million and $5.8 million, respectively, in discretionary contributions to the pension and other postretirement benefit plans.

MGE recorded $1.9 million in AFUDC-equity funds for the twelve months ended December 31, 2007, compared to $0.6 million for the same period in the prior year. This increase is primarily attributable to the construction of the Top of Iowa III wind generation project.

During the twelve months ended December 31, 2007, MGE recorded a $3.1 million provision for doubtful accounts. This represents a $0.2 million decrease from the amount recorded during the same period in the prior year. The provision during 2006 was higher due to the atypically high fuel costs experienced in the latter portion of 2005 and the effects these costs had on the composition of the aging.

During the twelve months ended December 31, 2007, MGE also recorded a $0.8 million gain on the sale of equity investments.

MGE's working capital accounts contributed to $7.6 million in cash used for operating activities for the twelve months ended December 31, 2007, compared to $5.5 million in cash provided by operating activities during the same period in the prior year. During the twelve months ended December 31, 2007, more working capital was used to support higher receivable and unbilled revenues balances, partially offset by an increase in payables and a decrease in inventories. In addition, there was a decrease in short term liabilities reflecting, in part, the payment of a $2.3 million refund to customers on April 24, 2007. That refund is the result of the interim fuel credit and subject to refund provision instituted by the PSCW in 2006. This payment had no impact on net income for the twelve months ended December 31, 2007. Cash outflows related to other noncurrent items, net were $2.0 million for the twelve months ended December 31, 2007, compared to cash inflows of $4.4 million in the twelve months ended December 31, 2006.

During the twelve months ended December 31, 2007, MGE received $2.5 million in cash proceeds as a result of the Congestion Cost and Line Loss Allocation Services Agreement that they are a party to.

For the twelve months ended December 31, 2007, MGE recorded $6.0 million in equity earnings from ATC and received $4.4 million cash dividends from ATC. For the same period in the prior year, MGE recorded $5.3 million in equity earnings from ATC and received $4.0 million in cash dividends from ATC.

Minority interest, net of tax was $10.7 million for the twelve months ended December 31, 2007, compared to $9.6 million for the same period in the prior year. This increase primarily relates to an increase in carrying cost revenue recorded by MGE Power Elm Road.

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

Other noncurrent items, net resulted in $4.4 million in cash provided by operating activities for the year ended December 31, 2006, compared to $0.6 million in cash used by operating activities for the same period in the prior year. Additionally, during the years ended December 31, 2006 and 2005, MGE made $5.8 million and $5.5 million in voluntary cash contributions to the pension and other postretirement plans.

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

During the year ended December 31, 2006, MGE recorded a $3.2 million provision for doubtful accounts. This represents a $1.2 million increase from the amount recorded during the same period in the prior year. In 2006, MGE experienced a deterioration in the composition of the aging of its accounts receivable largely attributable to the increase in gas and electric rates that was experienced in the latter portion of 2005. MGE recorded $10.2 million in employee benefit expenses compared to $9.7 million for the prior year. See Footnote 13 for further discussion of MGE's Pension and Other Postretirement Benefits.

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

Capital Requirements and Investing Activities

MGE Energy

2007 vs. 2006

In 2007, MGE Energy's cash used for investing activities increased $40.4 million. Capital expenditures for the year ended December 31, 2007, were $136.3 million. This amount represents a $43.7 million increase in capital expenditures from those made in the prior year. This increase is related to the construction activity for the Elm Road project ($23.3 million) and the Top of Iowa III wind project ($25.8 million). These increases are partially offset by a $1.6 million decrease in capital expenditures related to WCCF and a $3.8 million decrease in other MGE utility plant additions.

During 2007, MGE Energy made $0.3 million in capital contributions to miscellaneous investments. MGE Energy did not make any cash capital contributions to ATC. However, MGE (through MGE Transco) transferred $1.4 million in certain transmission assets to ATC in 2007. In exchange for this transfer, MGE Transco received $0.7 million in cash proceeds and $0.7 million in an additional investment in ATC. During the year ended December 31, 2006, MGE Energy made $2.0 million in capital contributions to ATC and other equity investments.

In 2007 and 2006 in connection with the Elm Road project, MGE Power Elm Road advanced $0.1 million and $0.8 million in funds to the WEPCO, who in turn provided these funds to ATC, respectively. These funds will be used by ATC for transmission system upgrades related to the Elm Road project. The majority of these funds are expected to be repaid when the first unit at Elm Road achieves commercial operation.

During the year ended December 31, 2007, MGE Energy's cash provided by other cash investing activities was $1.1 million compared to $0.9 million in the prior year. During the twelve months ended December 31, 2007, MGE Energy received $0.9 million in cash proceeds from the sale of equity investments.

2006 vs. 2005

In 2006, MGE Energy's cash used for investing activities increased $18.7 million. Capital expenditures for the year ended December 31, 2006, were $92.6 million. This amount represents a $6.8 million increase from those made in the prior year. This increase is related to the construction activity for the Elm Road project ($5.1 million) and the Top of Iowa III wind project ($10.7 million). These increases are partially offset by a $8.5 million decrease in capital expenditures related to WCCF, reflecting the substantial completion of that project in April 2005 and a $0.5 million decrease in other MGE utility plant additions. During 2006 and 2005, MGE Energy made a $1.9 million and a $1.4 million capital contribution to ATC, respectively. Additionally, during 2006 and 2005, MGE Energy made $0.1 million and $0.3 million in capital contribution to other investments.

In the first quarter 2005, MGE collected $13.0 million in funds previously advanced to ATC in conjunction with the WCCF project. No additional funds were advanced to ATC directly during 2005 or 2006. Although MGE Energy did not advance any funds to ATC directly during the aforementioned periods, funds were indirectly advanced to ATC. Namely, in 2006 and 2005 in connection with the Elm Road project, MGE Power Elm Road advanced $0.8 million and $1.6 million in funds to the WEPCO, who in turn provided these funds to ATC, respectively. These funds will be used by ATC for transmission system upgrades related to the Elm Road project. These funds are expected to be repaid in full when the project is operational.

During the year ended December 31, 2006, MGE Energy's cash provided by other cash investing activities was $0.9 million compared to $0.4 million in the prior year.

MGE

2007 vs. 2006

In 2007, MGE's cash used for investing activities increased $39.8 million. Capital expenditures for the year ended December 31, 2007, were $136.3 million. This amount represents a $43.7 million increase in capital expenditures from those made in the prior year. This increase is related to the construction activity for the Elm Road project ($23.3 million) and the Top of Iowa III wind project ($25.8 million). These increases are partially offset by a $1.6 million decrease in capital expenditures related to WCCF and a $3.8 million decrease in other MGE utility plant additions.

During 2007, MGE made $0.1 million in capital contributions to miscellaneous investments. MGE did not make any cash capital contributions to ATC. However, MGE (through MGE Transco) transferred $1.4 million in certain transmission assets to ATC in 2007. In exchange for this transfer, MGE Transco received $0.7 million in cash proceeds and $0.7 million in an additional investment in ATC. During the year ended December 31, 2006, MGE made $1.9 million in capital contributions to ATC and other equity investments.

In 2007 and 2006 in connection with the Elm Road project, MGE Power Elm Road advanced $0.1 million and $0.8 million in funds to the WEPCO, who in turn provided these funds to ATC, respectively. These funds will be used by ATC for transmission system upgrades related to the Elm Road project. The majority of these funds are expected to be repaid when the first unit at Elm Road achieves commercial operation.

During the year ended December 31, 2007, MGE's cash provided by other cash investing activities was $1.6 million compared to $0.9 million in the prior year. During the twelve months ended December 31, 2007, MGE received $0.9 million in cash proceeds from the sale of equity investments.

2006 vs. 2005

Cash used for investing activities was $94.4 million for 2006, compared to $75.5 million in the prior year. Capital expenditures for the year ended December 31, 2006, were $92.6 million. This amount represents a $6.8 million increase from those made in the prior year. This increase is related to the construction activity for the Elm Road project ($5.1 million) and the Top of Iowa III wind project ($10.7 million). These increases are partially offset by a $0.5 decrease in other MGE utility plant additions and a $8.5 million decrease in capital expenditures related to WCCF, reflecting the substantial completion of that project in April 2005. During 2006 and 2005, MGE Transco made capital contributions to ATC totaling $1.9 million and $1.4 million, respectively. In the first quarter of 2005, MGE collected $13.0 million in funds previously advanced to ATC in conjunction with the WCCF project. No additional funds were advanced to ATC directly during 2005 or 2006. Although MGE did not advance any funds to ATC directly in 2005 or 2006, funds were indirectly advanced to ATC. Namely, in 2006 and 2005 in connection with the Elm Road project, MGE Power Elm Road advanced $0.8 million and $1.6 million, respectively in funds to WEPCO, who in turn provided these funds to ATC. These funds will be used by ATC for transmission system upgrades related to the Elm Road project. These funds are expected to be repaid in full.

During the year ended December 31, 2006, cash provided by other investing activities was $0.9 million compared to $0.4 million for the same period in the prior year.

Capital expenditures

The following table shows MGE Energy's budgeted capital expenditures for 2008 and actual capital expenditures for both 2007 and 2006:

(In thousands) For the years ended December 31	2008 (Budget)	2007 (Actual)	2006 (Actual)
Electric :	$36,674	$70,687	$50,604
Gas	14,502	12,091	10,206
Utility plant total	51,176	82,778	60,810
Nonregulated	43,729	53,480	31,765
MGE Energy total	$94,905	$136,258	$92,575

As of December 31, 2007, MGE and MGE Energy had a working capital deficit (current liabilities exceeded current assets). This deficit is in part due to MGE currently funding the majority of its capital commitments for the Top of Iowa III wind project and the Elm Road project with short-term debt and the reclassification of $30.0 million of long term debt which matures in September 2008, from a long-term to a current liability. MGE intends to refinance the $30 million medium-term note with an additional long-term debt facility. MGE intends to fund future capital commitments for these projects with funds generated from normal operations, the issuance of long tem debt, and financing received from MGE Energy. MGE Energy intends to raise the funds for such financing primarily through the issuance of equity securities and short-term debt, as needed.

MGE Energy's and MGE's liquidity is primarily affected by their construction requirements. We allocate common plant for the financial statements and footnotes based on a prescribed formula (60% (electric) and 40% (gas)). MGE Energy's major 2007 capital projects include Elm Road and the Top of Iowa III wind project. During 2007, $53.0 million in capital expenditures were incurred for the construction of Elm Road. Included in this amount is $3.9 million of interest capitalized in accordance with the provisions set forth in SFAS No. 34, Capitalization of Interest Cost. During 2007, MGE expended $36.5 million on capital additions for the construction of the Top of Iowa III wind project and recorded an additional $2.2 million in AFUDC.

As of December 31, 2007, MGE Power Elm Road's remaining capital commitments for the Elm Road project are estimated to be $72.0 million. Included in this amount is $4.5 million, which has been accrued and recorded as construction work in progress at December 31, 2007. Based on current forecasts, capital expenditures for this project are expected to be $48.0 million in 2008, $20.5 million in 2009, and $3.5 million in 2010. These amounts may change as a result of modifications to the project cost estimate or timing differences.

As of December 31, 2007, MGE's remaining capital commitments for the Top of Iowa III wind project are estimated to be $9.0 million and is expected to be expended in 2008. Included in this amount is $8.7 million, which has been accrued and recorded as construction work in progress at December 31, 2007. These amounts may change as a result of modifications to the project cost estimate or timing differences.

MGE Energy used funds received as dividend payments from MGE and MGE Power West Campus as well as short- and long-term external financing to meet its 2007 capital requirements and cash obligations, including dividend payments. External financing included short-term financing under existing lines of credit and proceeds from equity issued under the Distribution Agreement with JP Morgan and the Stock Plan.

Financing Activities

MGE Energy

2007 vs. 2006

Cash provided by MGE Energy's financing activities was $59.0 million for 2007, compared to cash used for financing activities of $6.9 million for 2006. For the year ended December 31, 2007, net short term debt borrowings were $46.5 million compared to net short term debt repayments of $25.5 million for the same period in the prior year. During the year ended December 31, 2007, MGE Energy's major capital expenditures (Top of Iowa III wind project and Elm Road project) were primarily funded with short-term debt, the issuance of common stock and additional long-term debt.

MGE Energy received $32.8 million and $17.1 million in cash proceeds as the result of stock issued during the twelve months ended December 31, 2007 and 2006, respectively. This increase is attributable to stock issued under the Stock Plan and stock issued pursuant under the Distribution Agreement.

Cash dividends paid on common stock during the year ended December 31, 2007, were $30.3 million compared to $28.5 million for the same period in the prior year. This increase is a result of a higher dividend per share ($1.41 vs. $1.39) and an increase in the number of shares outstanding.

During the twelve months ended December 31, 2007, MGE Energy repaid its outstanding obligation for its 7.49% medium-term notes which came due September 20, 2007 ($15.0 million) and issued $25.0 million in 6.247% medium-term notes due September 15, 2037.

2006 vs. 2005

Cash used by MGE Energy's financing activities was $6.9 million for 2006, compared to cash provided by financing activities of $22.2 million for 2005. For the year ended December 31, 2006, net short term debt repayments were $25.5 million compared to net short-term debt borrowings of $29.2 million for the same period in the prior year. As a result of atypically high fuel costs in the latter portion of 2005, short term debt borrowings were above normal levels at December 31, 2005. Namely, to fund the purchase of the related inventory (natural gas, purchased power, etc.), MGE Energy was required to rely more heavily on short-term financing. Conversely, during 2006, although short term debt levels were up for most of the year, there was a large decrease in these levels in December 2006. Namely, in December 2006 MGE used most of the net proceeds from a medium-term note issuance to repay short term debt obligations. See discussion of financing activities under MGE for further discussion of this issuance. Cash dividends paid on common stock during the year ended December 31, 2006, were $28.5 million compared to $28.1 million for the same period in the prior year. This increase is a result of a higher dividend per share ($1.39 vs. $1.37) and an increase in the number of shares outstanding.

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

MGE

2007 vs. 2006

During 2007, cash provided by MGE's financing activities was $56.2 million compared to cash used for financing activities of $2.4 million in 2006. During 2007, MGE had net short term borrowings of $31.5 million compared to net short term debt repayments of $36.5 million for the same period in the prior year. During the year ended December 31, 2007, MGE's major capital expenditures (Top of Iowa III wind project and Elm Road project) were primarily funded with short-term debt, equity contributions from MGE Energy and additional long-term debt.

During 2007, equity and affiliate financing received from MGE Energy by MGE Power West Campus and MGE Power Elm Road was $43.4 million compared to $27.3 million for the same period in the prior year. These equity contributions received by the aforementioned subsidiaries from MGE Energy are included in minority interest on the MGE consolidated balance sheet.

For the year ended December 31, 2007, cash dividends made by MGE, MGE Transco, and MGE Power West Campus were $28.7 million compared to $23.1 million for the same period in the prior year.

During the twelve months ended December 31, 2007, MGE repaid its outstanding obligation for its 7.49% medium-term notes which came due September 20, 2007 ($15.0 million) and issued $25.0 million in 6.247% medium-term notes due September 15, 2037.

Dividend payments by MGE to MGE Energy are subject to restrictions arising under a PSCW rate order and, to a lesser degree, MGE's First Mortgage Bonds. The PSCW order limits the amount of dividends that MGE may pay MGE Energy when its common equity ratio, calculated in the manner used in the rate proceeding, is less than 55%. Under those circumstances, MGE may not pay dividends in excess of $26.1 million plus dividends on shares issued in excess of the shares issued in the rate proceeding forecast if the proceeds are invested in MGE. MGE's common equity ratio at December 31, 2007, is estimated to be 53.1% as determined under the calculation used in the rate proceeding. MGE paid cash dividends of $15.6 million to MGE Energy in 2007. The rate proceeding calculation includes as indebtedness imputed amounts for MGE's outstanding purchase power capacity payments and other PSCW adjustments, but does not include the indebtedness associated with MGE Power West Campus, which is consolidated in accordance with FIN 46(R) into MGE's financial statements.

MGE has covenanted with the holders of its First Mortgage Bonds not to declare or pay any dividend or make any other distribution on or purchase any shares of its common stock unless, after giving effect thereto, the aggregate amount of all such dividends and distributions and all amounts applied to such purchases, after December 31, 1945, shall not exceed the earned surplus (retained earnings) accumulated subsequent to December 31, 1945. As of December 31, 2007, approximately $186.0 million was available for the payment of dividends under this covenant.

2006 vs. 2005

During 2006, cash used for MGE's financing activities was $2.4 million compared to cash provided by financing activities of $42.6 million in 2005. During 2006, MGE had net short-term repayments of $36.5 million compared to net short-term debt borrowings of $25.7 million for the same period in the prior year. As a result of atypically high fuel costs in the latter portion of 2005, short term debt borrowings were above normal levels at December 31, 2005. Namely, to fund the purchase of the related inventory (natural gas, purchased power, etc.), MGE was required to rely more heavily on short-term financing. Conversely, during 2006 although short term debt levels were up for most of the year, there was a large decrease in these levels in December 2006. Namely, in December 2006 MGE used most of the net proceeds from a medium-term note issuance to repay short term debt obligations. See below for further discussion of this issuance.

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

These decreases in cash from financing activities were offset by decreases in the cash dividends and an increase in long term debt issued. Cash proceeds from long term debt issuances were $30 million in 2006 compared to $20 million in 2005. Namely, on December 29, 2006, MGE issued $30 million in 5.25% medium-term notes due January 15, 2017. On October 27, 2005, MGE Energy through its wholly owned subsidiary MGE Power West Campus issued $20.0 million of 5.19% senior secured notes due September 25, 2033.

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

During 2006 and 2005, MGE's dividend payments were restricted under a PSCW rate order and its mortgage bond indenture. MGE's common equity ratio at December 31, 2005, was approximately 55.7% as determined under the calculation used in the PSCW rate proceeding. As of December 31, 2005, approximately $148.2 million was available for the payment of dividends under the covenant in MGE's mortgage bond indenture.

MGE Energy's capitalization ratios were as follows:

	MGE Energy
	2007	2006
Common shareholders' equity	53.9%	54.8%
Long-term debt*	33.1%	36.9%
Short-term debt	13.0%	8.3%
*Includes the current portion of long-term debt

Below is a table of MGE's current credit ratings. MGE Energy is not rated because it has not issued any debt securities.

	Standard & Poor's	Moody's
First Mortgage Bonds	AA-	Aa2
Unsecured debt	AA-	Aa3
Commercial paper	A1+	P1

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

Contractual Obligations and Commercial Commitments for MGE Energy and MGE

MGE Energy's and MGE's contractual obligations as of December 31, 2007, representing cash obligations that are considered to be firm commitments, are as follows:

(In thousands)		Payment due within:			Due after
	Total	1 Year	2-3 Years	4-5 Years	5 Years
MGE Energy
Long-term debt (a)	$ 263,500	$ 30,000	$ -	$ 34,300	$199,200
Short-term debt (b)	103,500	103,500	-	-	-
Interest expense (c)	258,181	14,924	27,269	26,528	189,460
Operating leases (d)	21,585	2,650	3,789	2,895	12,251
Purchase obligations (e)	409,802	74,039	84,799	45,384	205,580
Other obligations (f)	4,252	3,063	467	565	157
Purchase obligations-Elm Road (g)	72,046	48,031	24,015	-	-
Purchase obligations - Top of Iowa III (j)	9,004	9,004	-	-	-
Purchase obligations-Columbia environmental (i)	868	868	-	-	-
Total MGE Energy contractual obligations	$1,142,738	$286,079	$140,339	$109,672	$606,648
MGE
Long-term debt (a)	$ 263,500	$ 30,000	$ -	$ 34,300	$199,200
Short-term debt (h)	61,000	61,000	-	-	-
Interest expense (c)	258,181	14,924	27,269	26,528	189,460
Operating leases (d)	21,585	2,650	3,789	2,895	12,251
Purchase obligations (e)	409,802	74,039	84,799	45,384	205,580
Other obligations (f)	3,492	2,303	467	565	157
Purchase obligations-Elm Road (g)	72,046	48,031	24,015	-	-
Purchase obligations - Top of Iowa III (j)	9,004	9,004	-	-	-
Purchase obligations-Columbia environmental (i)	868	868	-	-	-
Total MGE contractual obligations	$1,099,478	$242,819	$140,339	$109,672	$606,648

For additional information about:

(a)

Long-term debt consisting of secured First Mortgage Bonds, unsecured medium-term notes, and Industrial Development Revenue Bonds issued by MGE, and private placement debt issued by MGE Power West Campus. See Footnote 9 of the Notes to Consolidated Financial Statements.

(b)

Short-term debt consisting of commercial paper for MGE and borrowings under MGE Energy lines of credit, see Footnote 10 of the Notes to Consolidated Financial Statements.

(c)

Amount represents interest expense on long-term facilities. See Footnote 9 of the Notes to Consolidated Financial Statements for further discussion of the long term debt outstanding at December 31, 2007.

(d)

Operating leases. See Footnote 18 of the Notes to Consolidated Financial Statements.

(e)

Purchase obligations for MGE consist of the purchase of electricity and natural gas, electric transmission, natural gas storage capacity, natural gas pipeline transportation, and the purchase and transport of coal. See Footnote 18 of the Notes to Consolidated Financial Statements for additional discussion.

(f)

Other obligations are primarily related to investment commitments and charitable donations. Also included is the liability related to FIN 48. For additional information on the unrecognized tax benefit, see Footnote 12 of the Notes to Consolidated Financial Statements.

(g)

Purchase obligations for MGE and MGE Energy related to contracts for equipment and services related to the construction of Elm Road. See Footnotes 18 and 21 of the Notes to Consolidated Financial Statements.

(h)

Short-term debt consisting of commercial paper. See Footnote 10 of the Notes to Consolidated Financial Statements.

(i)

Contractual commitments for certain services and capital at the jointly owned Columbia plant that will be acquired to ensure compliance with certain environmental initiatives.

(j)

Purchase obligations for MGE and MGE Energy related to contracts for equipment and services related to the construction of the Top of Iowa III wind project. See Footnotes 18 and 22 of the Notes to Consolidated Financial Statements.

The above amounts do not include any contributions that may be made for MGE's pension and postretirement plans. Due to uncertainties in the future economic performance of plan assets, discount rates, and other key assumptions, management is unable to estimate these amounts at this time. During 2007 MGE made $6.3 million in employer contributions primarily related to the 2006 plan year. Additionally, in 2008 MGE made a $5.4 million contribution to the pension and other postretirement plans related to the 2007 plan year. These payments were made strictly at MGE's discretion as there were no contributions required related to the 2007 or 2006 plan year.

MGE Energy's and MGE's commercial commitments as of December 31, 2007, representing commitments triggered by future events and including financing arrangements to secure obligations of MGE Energy and MGE, and guarantees by MGE, are as follows:

		Expiration within:			Due after
(In thousands)	Total	1 Year	2-3 Years	4-5 Years	5 Years
MGE Energy
Available lines of credit (a)	$155,000	$20,000	$135,000	$ -	$ -
Guarantees (b)	3,994	1,058	1,461	834	641
MGE
Available lines of credit (c)	$75,000	$20,000	$55,000	$ -	$ -
Guarantees (d)	3,841	966	1,400	834	641

(a)

Amount includes those facilities discussed in (c) plus an additional line of credit. MGE Energy has available at any time a $80.0 million committed revolving credit agreement, expiring in December 2010. At December 31, 2007, MGE Energy had borrowed $42.5 million under this credit facility. Accordingly, MGE Energy's available credit under this credit facility was $37.5 million at December 31, 2007.

(b)

Amounts include those guarantees described in (d) as well as guarantees held by MGE Energy. Also, MGE Energy has guaranteed debt service payments on a development project.

(c)

Amounts include a five-year, $55.0 million committed revolving credit agreement expiring in December 2010, and an additional $20.0 million line of credit that matures on March 31, 2008. Each credit facility is used to support commercial paper issuances. At December 31, 2007, there were no borrowings under either credit facility. At December 31, 2007, there was $61.0 million of commercial paper outstanding.

(d)

MGE has guaranteed repayment of certain receivables it sold to a financial institution under a chattel paper agreement. See Footnote 18 of the Notes to Consolidated Financial Statements.

Restructuring Activities

On January 19, 2006, MGE announced a plan, subject to certain conditions, that includes discontinuing coal use at the end of 2011 at Blount. The plant will continue to run on natural gas but will be reduced from its current approximate 190 MW capacity to 100 MW when coal burning is discontinued. MGE has determined that certain employee positions will be eliminated in 2011 as a result of this exit plan.

On January 19, 2006, MGE entered into severance agreements providing severance benefits to the nonunion employees affected by the exit plan. Additionally, on September 21, 2006, MGE ratified a labor agreement with the IBEW providing those union employees impacted by the exit plan with involuntary and voluntary severance benefits. The nonunion and union benefits are expected to be paid as follows: $0.1 million in 2008, $0.2 million in 2010, and $1.4 million in 2011.

MGE will recover in rates the costs associated with the discontinuance of coal at Blount. As such, the severance charges for these employees have been deferred and recognized on the consolidated balance sheet of MGE Energy and MGE as a regulatory asset.

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

Pension and Other Postretirement Benefit Plans

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

•

Assumed return on assets. This assumption represents the rate of return on plan assets reflecting the average rate of earnings expected on the funds invested (or to be invested) to provide for the benefits included in the projected benefit obligation. For 2007, MGE used an assumed return on assets of 9.0% for pension and 7.85% for other postretirement benefits. One of the approaches MGE used in determining its assumed return on assets is based on historical returns. As of December 31, 2007, the ten-year historical return was 10.14%. Holding other assumptions constant, for every 1% reduction in the expected rate of return on plan assets, annual pension and other postretirement cost would increase by approximately $1.5 million, before taxes.

•

Discount rate. The discount rate represents the rate at which pension obligations could effectively be settled on a present-value basis. MGE uses high-grade bond yields as a benchmark for determining the appropriate discount rate.

•

Medical trend assumptions. The health care cost trend rate is the assumed rate of increase in per-capita health care charges.

See Footnote 13 for additional discussion of these plans.

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

Additionally, in determining our current income tax provision we assess temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded in our balance sheets. When we maintain deferred tax assets, we assess the likelihood that these assets will be recovered through adjustments to future taxable income. To the extent we believe recovery is not more likely than not, we establish a valuation allowance. We record an allowance reducing the asset to a value we believe will be recoverable based on our expectation of future taxable income. We believe the accounting estimate related to the valuation allowance is a critical accounting estimate because it is highly susceptible to change from period to period as it requires management to make assumptions about our future income over the lives of the deferred tax assets, and the impact of increasing or decreasing the valuation allowance is potentially material to our results of operations.

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109. The interpretation applies to all tax positions accounted for in accordance with SFAS No. 109 and requires a recognition threshold and measurement standard for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in an income tax return. FIN 48 defines the threshold for recognizing tax return positions in the financial statements as "more likely than not" that the position is sustainable, based on its merits. Subsequent recognition, derecognition, and measurement is based on management's best judgement given the facts, circumstances and information available at the reporting date. MGE Energy and MGE adopted the provisions of FIN 48 on January 1, 2007.

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

Regulatory Assets/Liabilities

Regulatory assets represent costs that have been deferred to future periods when it is probable that the regulator will allow future recovery of those costs through rates. MGE bases its assessment of recovery by precedents established by the regulatory body. Regulatory liabilities represent previous collections from customers that are expected to be refunded to customers in future periods. Regulatory assets and regulatory liabilities typically include deferral of energy costs, the normalization of income taxes, the deferral of certain operating expenses, and non-SFAS No. 143 removal cost. The accounting for these regulatory assets and liabilities is in accordance with the provisions of SFAS No. 71, Accounting for the Effects of Certain Types of Regulation.

MGE continually assesses whether the regulatory assets and liabilities meet the criteria for probability of future recovery. This assessment considers factors such as changes in the regulatory environment, recent rate orders to other regulated entities under the same jurisdiction, and the status of any pending or potential deregulation legislation. If future recovery of costs becomes no longer probable, the assets and liabilities would be recognized as current-period revenues or expenses.

Amortization of regulatory assets and liabilities is provided over the recovery period as allowed in the related regulatory agreement.

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

The adoption of FIN 47 required MGE to update an existing inventory of AROs, originally created for the adoption of SFAS No. 143, and to determine which, if any, of the conditional AROs could be reasonably estimated. The ability to reasonably estimate a conditional ARO was a matter of management judgment, based upon management's ability to estimate a settlement date or range of settlement dates and a method or potential method of settlement of its conditional AROs. In determining whether our conditional AROs could be reasonably estimated, management considered past practices, industry practices, management's intent, and the estimated economic life of the assets. The fair value of the conditional AROs was then estimated using an expected present value technique. Changes in management's assumptions regarding settlement dates, settlement methods, or assigned probabilities could have a material effect on the liability recorded at December 31, 2007. The liabilities associated with conditional AROs will be adjusted on an ongoing basis due to the passage of time and revisions to either the timing or the amount of the original estimates of undiscounted cash flows. These adjustments could have a significant impact on the Consolidated Balance Sheets. For more information regarding FAS 143/FIN 47, see Footnote 20 of the Notes to Consolidated Financial Statements.

Adoption of Accounting Principles and Recently Issued Accounting Pronouncements - MGE Energy and MGE

SFAS 157

In September 2006, the FASB issued FASB Statement 157, Fair Value Measurements (SFAS 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability. SFAS 157 will be effective as of January 1, 2008. MGE and MGE Energy have created an inventory of items under the scope of this standard. This inventory primarily includes marketable securities and derivatives. The adoption of this standard does not materially impact MGE Energy's and MGE's financial statements. This standard will however require additional disclosure within the footnotes.

SFAS 159

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115. This statement allows companies to choose to measure certain financial instruments and other items at fair value at specified election dates. Per the provisions of this standard, companies are permitted to choose the fair value option on an instrument-by-instrument basis. MGE has not elected to early adopt this statement. Accordingly, SFAS 159 is effective for MGE as of January 1, 2008. MGE has assessed this standard and the related implications. Based on this assessment, MGE has concluded that on January 1, 2008, it will not elect the fair value option available under this standard.

Pension Protection Act

During the third quarter of 2006, President Bush signed into law the Pension Protection Act of 2006, which will affect the manner in which companies, including MGE and MGE Energy, administer their pension plans. This legislation will require companies to, amongst other things, increase the amount by which they fund their pension plans, pay higher premiums to the Pension Benefit Guaranty Corporation if they sponsor defined benefit plans, amend plan documents and provide additional plan disclosures in regulatory filings and to plan participants. This legislation will be effective as of January 1, 2008. The U.S. Treasury Department's interim guidance indicates that further guidance is forthcoming. MGE does not expect significant changes in expected cash flows as a result of the Act. Absent changes in plan design as a result of the Act, the Act is not expected to materially impact MGE and MGE Energy's results of operations.

FSP FIN 39-1

In April 2007, the FASB issued FSP 39-1, Amendment of FASB Interpretation No. 39 (FSP FIN 39-1). This pronouncement amends FIN 39, Offsetting of Amounts Related to Certain Contracts, and allows companies to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting agreement. MGE and MGE Energy will be electing the accounting policies prescribed by this pronouncement. FSP FIN 39-1 will be effective for MGE and MGE Energy as of January 1, 2008. The effects of applying this pronouncement shall be recognized as a change in accounting principle through retroactive application for all financial statements presented unless it is impracticable to do so. The adoption of this pronouncement will have no impact on MGE or MGE Energy's net income.

FAS 160 and FAS 141(R)

In December 2007, the FASB issued FAS 160, Non-Controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 and FAS 141(R), Business Combinations. These pronouncements will change the accounting and reporting for business acquisitions and noncontrolling interest in a subsidiary. In addition, FAS 160 will change the accounting and reporting for the deconsolidation of a subsidiary. FAS 160 and FAS 141(R) will be effective for MGE and MGE Energy as of January 1, 2009. MGE and MGE Energy are currently assessing the impact these pronouncements will have on their financial statements.

Inflation

The current financial statements report operating results in terms of historical cost, but they do not evaluate the impact of inflation. Because utilities can depreciate only the original cost of utility plant, there may not be adequate cash flows from existing plant to replace this investment. Under PSCW rate treatment, projected operating costs, including the impacts of inflation, are recovered in revenues.

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

On September 26, 2007, MGE entered into a non-exchange traded weather derivative. This agreement extends from January 2008 until March 2008. This agreement has a premium of $0.2 million. Under this agreement, MGE is subject to a floor and a ceiling based on forecasted heating degree days during the indicated period. If heating degree days are below the floor, MGE is entitled to receive payment, and if actual heating degree days exceed the ceiling, MGE is obligated to make a payment. Any payment or receipt is limited to $1.3 million. MGE accounts for HDD Collars using the intrinsic value method pursuant to the requirements of EITF No. 99-2, Accounting for Weather Derivatives.

MGE may also be impacted by extreme weather conditions. Such conditions may damage critical operating assets or may negatively impact the price of commodity and other costs.

A summary of actual weather information in the utility segment's service territory during 2007, 2006, and 2005, as measured by degree days, may be found in Results of Operations.

Commodity Price Risk

MGE has commodity price risk exposure with respect to the price of natural gas, electricity, coal, emission credits, and oil. MGE employs established policies and procedures to reduce the market risks associated with changing commodity prices. MGE's commodity risks are somewhat mitigated by the current ratemaking process in place for recovering electric fuel cost, purchased energy costs, and the cost of natural gas. MGE's electric fuel costs are subject to fuel rules established by the PSCW. Under the electric fuel rules, MGE may be required to refund to customers if the fuel rules costs fall outside the lower end of the range and would be allowed to request a surcharge if the fuel rules costs exceeded the upper end of the range. The range is defined by the PSCW and has been modified throughout the years based on market conditions and other relevant factors. Pursuant to the PSCW order issued on December 14, 2007, MGE's will be subject to a plus or minus 2% range. MGE's gas segment is governed by the purchased gas adjustment clause (PGA). Under the PGA, MGE is able to pass through to customers the cost of gas , subject to certain limited incentives. Under both the electric fuel rules and PGA clause, MGE may include in the cost of fuel (natural gas or power) the costs and benefits of fuel price risk management tools implemented under the risk management plan approved by the PSCW.

MGE also reduces price risk caused by market fluctuations via physical contracts and derivative contracts, including futures, swaps, options, forwards, and other contractual commitments. Under MGE's risk management plan, the maximum length of time over which cash flows related to energy commodities are currently being cash-flow hedged is one year. MGE's energy contracts are accounted for under SFAS 133. Many of the contracts qualify for the normal purchase and sales exemption to SFAS 133. Those that do not qualify for this exemption are recorded as assets or liabilities on the balance sheet at fair value. Changes in the fair value of derivative instruments are recorded in current earnings or deferred in accumulated other comprehensive income (loss), depending on whether a derivative is designated as, and is effective as, a hedge and depending on the type of hedge transaction.

If the derivative qualifies for regulatory deferral subject to the provisions of SFAS No. 71, Accounting for the Effects of Certain Types of Regulation, the derivatives are marked to fair value pursuant to SFAS No. 133 and are offset with a corresponding regulatory asset or liability.

At December 31, 2007, MGE has financial gas and electric commodity contracts to hedge commodity price risk in the gas and electric segments. These contracts are primarily comprised of exchange-traded option and future contracts to manage the cost of gas. MGE also holds FTRs which are used to hedge the risk of increased congestion charges. At December 31, 2007, the cost basis of these instruments exceeded their fair value by $0.3 million. Under the PGA clause and electric fuel rules, MGE may include in the costs of fuel (natural gas or power) the costs and benefits of the aforementioned fuel price risk management tools. Because these costs and benefits are recoverable, the related unrealized gain has been deferred on the balance sheet as a regulatory asset.

During 2007, MGE has also entered into futures and basis swaps to take advantage of physical and financial arbitrage opportunities between supply basins and pricing spreads between future months' gas supply. Under the incentive mechanism within the PGA Clause, MGE shareholders have the ability to receive 50% of the benefits or loss from these deals if certain thresholds are achieved. At December 31, 2007, these positions were in an unrealized gain position of $0.2 million. Of this amount, 50% is reflected in other comprehensive income and 50% is reflected as a regulatory asset pursuant to a rate order issued by the PSCW.

MGE's energy contracts are valued using readily available NYMEX pricing data.

Interest Rate Risk

Both MGE and MGE Energy have short term borrowings at varying interest rates. MGE issues commercial paper for its short-term borrowings, while MGE Energy draws from its current credit facility to meet its short term borrowing needs (see Footnote 10 of the Notes to Consolidated Financial Statements). Borrowing levels vary from period to period depending upon capital investments and other factors. Future short-term interest expense and payments will reflect both future short-term interest rates and borrowing levels. MGE Energy and MGE manage interest rate risk by limiting their variable rate exposure and continually monitoring the effects of market changes on interest rates. MGE is not exposed to changes in interest rates on a substantial portion of its long-term debt until that debt matures and is refinanced at market rates. Assuming the current level of variable rate borrowings and assuming a 1% change in the 2007 average interest rate under these borrowings, it is estimated that our 2007 interest expense and net income would have changed by $0.6 million for MGE and $1.0 million for MGE Energy.

Equity Price Risk - Pension-Related Assets

MGE currently funds its liabilities related to employee benefits through trust funds. These funds, which include investments in debt and equity securities, are managed by various investment managers. Changes in market value of these investments can have an impact on the future expenses related to these liabilities. Holding other assumptions constant, for every 1% reduction in the expected rate of return on plan assets, annual pension and other postretirement cost would increase by approximately $1.5 million, before taxes. MGE's risk of expense and annuity payments, as a result of changes in the market value of the trust funds, is mitigated in part through future rate actions by the PSCW.

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

As noted above in Commodity Price Risk, the electric operations of MGE operate under a "fuel rules" adjustment clause for fuel and purchased power costs associated with the generation and delivery of electricity. This clause establishes a base rate for fuel and purchased power. Pursuant to a PSCW rate order issued on December 14, 2007, effective January 1, 2008, MGE is subject to a fuel rules bandwidth of -2% to +2%. MGE may be required to refund to customers if the fuel rules costs fall outside the lower end of the range (-2%), and would be allowed to request a surcharge if the fuel rules costs exceeded the upper end of the range (+2%). MGE assumes the risks and benefits of variances that are within the 2% bandwidth. For 2008, fuel and purchased power costs included in MGE's base fuel rates are $119.1 million.

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

MGE is obligated to provide service to all electric and gas customers within its respective franchised territories. MGE's franchised electric territory includes a 315 square-mile area in Dane County, Wisconsin, and MGE's franchised gas territory includes a service area covering 1,625 square miles in Wisconsin. For the year ended December 31, 2007, no one customer constituted more than 7% of total operating revenues for MGE and MGE Energy. Credit risk for electric and gas is managed by MGE's credit and collection policies, which are consistent with state regulatory requirements.

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

Item 8. Financial Statements and Supplementary Data.

MGE Energy

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15f. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2007, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

February 26, 2008

MGE

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15f. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

February 26, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholders of MGE Energy, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of MGE Energy, Inc. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

February 26, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholder of Madison Gas and Electric Company:

In our opinion, the accompanying consolidated balance sheets and the related consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Madison Gas and Electric Company and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

February 26, 2008

MGE Energy, Inc.

Consolidated Statements of Income

(In thousands, except per-share amounts)

	For the years ended December 31,
	2007	2006	2005
Operating Revenues:
Regulated revenues	$532,413	$504,138	$511,517
Nonregulated revenues	5,181	3,408	1,853
Total Operating Revenues	537,594	507,546	513,370

Operating Expenses:
Fuel for electric generation	56,694	49,227	65,016
Purchased power	77,594	77,164	81,676
Natural gas purchased	140,838	129,331	146,110
Other operations and maintenance	130,831	126,086	117,552
Depreciation and amortization	32,199	31,342	29,275
Other general taxes	15,771	15,402	13,269
Total Operating Expenses	453,927	428,552	452,898
Operating Income	83,667	78,994	60,472

Other income, net	6,069	4,329	4,938
Interest expense	(13,056)	(15,001)	(13,448)
Income before income taxes	76,680	68,322	51,962
Income tax provision	(27,855)	(25,899)	(19,871)
Net Income	$ 48,825	$ 42,423	$ 32,091

Earnings Per Share of Common Stock (basic and diluted):	$2.27	$2.06	$1.57

Dividends paid per share of common stock	$1.41	$1.39	$1.37

Average Shares Outstanding (basic and diluted)	21,520	20,564	20,436

The accompanying notes are an integral part of the above consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	For the years ended December 31,
	2007	2006	2005
Operating Activities:
Net income	$ 48,825	$ 42,423	$ 32,091
Items not affecting cash:
Depreciation and amortization	32,199	31,342	29,275
Deferred income taxes	750	5,241	10,900
Amortization of investment tax credits	(410)	(432)	(460)
Amortization of debt issuance costs and discount	543	595	493
Provision for doubtful accounts receivable	3,080	3,230	2,080
AFUDC-equity funds	(1,927)	(554)	(414)
Employee benefit plan expenses	8,101	10,178	9,665
Equity earnings in ATC	(6,047)	(5,317)	(4,871)
Reserve for fuel refund	-	2,312	-
Gain on sale of investments	(778)	-	-
Other items	1,950	653	1,109
Changes in working capital items:
Restricted cash - margin account	694	(1,080)	-
Trade and other receivables, net	(12,574)	14,791	(18,855)
Inventories	4,099	(3,717)	(12,468)
Unbilled revenues	(4,332)	4,394	(5,552)
Other current assets	(274)	(3,771)	2,052
Retainage receivable	75	2,425	2,500
Accounts payable	3,608	(4,226)	7,014
Accrued interest and taxes	667	101	2,979
Other current liabilities	(457)	(174)	(1,478)
Proceeds from Congestion Cost and Line Loss Allocation Agreement	2,545	-	-
Dividend income from ATC	4,441	4,003	3,550
Cash contributions to pension and other postretirement plans	(6,346)	(5,779)	(5,536)
Other noncurrent items, net	(1,846)	4,401	(697)
Cash Provided by Operating Activities	76,586	101,039	53,377
Investing Activities:
Capital expenditures	(136,258)	(92,575)	(85,771)
Repayment from ATC related to WCCF	-	-	12,964
Capital contributions to ATC and other investments	(255)	(1,974)	(1,686)
Advance to WEPCO for ATC work related to Elm Road	(138)	(808)	(1,599)
Proceeds from sale of property to ATC	724	-	-
Other	1,136	916	359
Cash Used for Investing Activities	(134,791)	(94,441)	(75,733)
Financing Activities:
Issuance of common stock, net	32,786	17,050	2,259
Issuance (purchase) of treasury stock	-	119	(119)
Cash dividends paid on common stock	(30,295)	(28,513)	(28,054)
Repayment of long-term debt	(15,000)	-	-
Issuance of long-term debt	25,000	30,000	20,000
Increase (decrease) in short-term debt	46,500	(25,500)	29,225
Other	-	(82)	(1,128)
Cash Provided by (Used for) Financing Activities	58,991	(6,926)	22,183
Change in Cash and Cash Equivalents:	786	(328)	(173)
Cash and cash equivalents at beginning of period	3,003	3,331	3,504
Cash and cash equivalents at end of period	$ 3,789	$ 3,003	$ 3,331
Supplemental disclosures of cash flow information:
Interest paid	$13,736	$16,693	$13,680
Income taxes paid	$27,902	$20,530	$ 7,339
Income taxes received	$(333)	$ -	$(3,313)

The accompanying notes are an integral part of the above consolidated financial statements.

MGE Energy, Inc.

Consolidated Balance Sheets

(In thousands)

	At December 31,
ASSETS	2007	2006
Current Assets:
Cash and cash equivalents	$ 3,789	$ 3,003
Restricted cash	2,896	4,243
Accounts receivable, less reserves of $3,709 and $3,489, respectively	43,668	33,397
Other accounts receivable, less reserves of $114 and $107, respectively	3,397	4,508
Unbilled revenues	30,370	26,038
Materials and supplies, at lower of average cost or market	14,809	15,052
Fossil fuel	5,136	6,010
Stored natural gas, at lower of average cost or market	28,483	31,465
Prepaid taxes	14,696	13,748
Regulatory assets - current	189	4,270
Other current assets	8,242	7,679
Total Current Assets	155,675	149,413
Other long-term receivables	6,166	4,631
Special billing projects	999	1,861
Regulatory assets	53,375	50,841
Other deferred charges	5,881	5,874

Property, Plant, and Equipment, Net	638,774	632,474
Construction work in progress	205,214	95,949
Total Property, Plant, and Equipment	843,988	728,423

Other Property and Investments	45,503	41,189

Total Assets	$1,111,587	$982,232

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$ 30,000	$ 15,000
Short-term debt	103,500	57,000
Accounts payable	58,498	45,063
Accrued interest and taxes	3,964	3,430
Deferred income taxes	4,153	3,917
Regulatory liabilities - current	2,924	2,943
Pension liability - current	607	614
Other current liabilities	16,466	15,894
Total Current Liabilities	220,112	143,861

Other Credits:
Deferred income taxes	107,393	101,700
Investment tax credit - deferred	3,087	3,497
Regulatory liabilities	20,885	24,207
Accrued pension and other postretirement benefits	74,056	76,050
Other deferred liabilities	25,982	20,285
Total Other Credits	231,403	225,739

Capitalization:
Common shareholders' equity	427,726	375,348
Long-term debt	232,346	237,284
Total Capitalization	660,072	612,632
Commitments and contingencies (see Footnote 18)	-	-

Total Liabilities and Capitalization	$1,111,587	$982,232

The accompanying notes are an integral part of the above consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Capitalization

(In thousands)

	At December 31,
	2007	2006
Common Shareholders' Equity:
Common stock - par value $1 per share:
Authorized 50,000,000 shares
Issued 21,950,335 and 20,975,392 shares, respectively	$ 21,950	$ 20,975
Additional paid-in capital	280,217	248,406
Retained earnings	123,916	105,386
Accumulated other comprehensive income, net of tax	1,643	581
Total Common Shareholders' Equity	427,726	375,348

Redeemable Preferred Stock, Cumulative, $25 par value, 1,175,000 authorized, but unissued	-	-

First Mortgage Bonds:
7.70%, 2028 Series	1,200	1,200

Other Long-Term Debt:
7.49%, due 2007	-	15,000
6.02%, due 2008	30,000	30,000
4.875% 2012 Series, Industrial Development Revenue Bonds	19,300	19,300
5.875% 2034 Series, Industrial Development Revenue Bonds	28,000	28,000
6.58%, due 2012	15,000	15,000
5.26%, due 2017	20,000	20,000
5.25%, due 2017	30,000	30,000
7.12%, due 2032	25,000	25,000
6.12%, due 2028	20,000	20,000
5.68%, due 2033	30,000	30,000
5.19% due 2033	20,000	20,000
6.247% due 2037	25,000	-
Total Other Long-Term Debt	262,300	252,300
Long-term debt due within one year	(30,000)	(15,000)
Unamortized discount	(1,154)	(1,216)
Total Long-Term Debt	232,346	237,284

Total Capitalization	$660,072	$612,632

The accompanying notes are an integral part of the above consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Common Equity and Comprehensive Income

(In thousands, except per-share amounts)

	Common Stock Shares Value		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Comprehensive Income	Total
2005
Beginning balance - December 31, 2004	20,390	$20,390	-	$229,682	$87,439	$686		$338,197
Net income					$32,091		$32,091	$32,091
Other comprehensive income/(loss):
Net unrealized loss on investments, net of $329 tax benefit						$(491)	(491)	(491)
Total comprehensive income							$31,600
Treasury stock, at cost			$(119)					(119)
Common stock dividends declared ($1.37 per share)					(28,054)			(28,054)
Common stock issued, net	64	$ 64		$ 2,195				2,259
Ending balance - December 31, 2005	20,454	$20,454	$(119)	$231,877	$91,476	$195		$343,883

2006
Net income					$42,423		$42,423	$42,423
Other comprehensive income/(loss):
Net unrealized gain on investments, net of $155 tax expense						$231	231	231
Net unrealized gain on cash flow hedges, net of $104 tax expense						155	155	155
Total comprehensive income							$42,809
Treasury stock, at cost			$119					119
Common stock dividends declared ($1.39 per share)					(28,513)			(28,513)
Common stock issued, net	521	$ 521		$ 16,529				17,050
Ending balance - December 31, 2006	20,975	$20,975	$ -	$248,406	$105,386	$581		$375,348

2007
Net income					$48,825		$48,825	$48,825
Other comprehensive income/(loss):
Net unrealized gain on investments, net of $782 tax expense						$1,167	1,167	1,167
Net unrealized loss on cash flow hedges, net of $71 tax expense						(105)	(105)	(105)
Total comprehensive income							$49,887
Common stock dividends declared ($1.41 per share)					(30,295)			(30,295)
Common stock issued, net	975	$975		$31,811				32,786
Ending balance - December 31, 2007	21,950	$21,950	$ -	$280,217	$123,916	$1,643		$427,726

The accompanying notes are an integral part of the above consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Income

(In thousands)

	For years ended December 31,
	2007	2006	2005
Operating Revenues:
Regulated electric revenues	$334,488	$318,912	$310,984
Regulated gas revenues	197,925	185,226	200,533
Nonregulated revenues	5,181	3,408	603
Total Operating Revenues	537,594	507,546	512,120

Operating Expenses:
Fuel for electric generation	56,694	49,227	65,016
Purchased power	77,594	77,164	81,676
Natural gas purchased	140,838	129,331	146,110
Other operations and maintenance	130,390	125,573	117,272
Depreciation and amortization	32,199	31,342	29,275
Other general taxes	15,771	15,399	13,268
Income tax provision	24,932	24,066	16,924
Total Operating Expenses	478,418	452,102	469,541
Operating Income	59,176	55,444	42,579

Other Income and Deductions:
AFUDC - equity funds	1,927	554	417
Equity in earnings in ATC	6,047	5,317	4,871
Income tax provision	(2,153)	(1,719)	(2,494)
Other deductions	(1,874)	(1,545)	(354)
Total Other Income and Deductions	3,947	2,607	2,440

Interest Expense:
Interest on long-term debt	15,664	14,034	12,527
Other interest	485	2,036	1,158
AFUDC - borrowed funds	(818)	(235)	(155)
Net Interest Expense	15,331	15,835	13,530
Net Income Before Minority Interest	$ 47,792	$ 42,216	$ 31,489
Minority interest, net of tax	(10,721)	(9,610)	(5,438)
Net Income	$ 37,071	$ 32,606	$ 26,051

The accompanying notes are an integral part of the above consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Cash Flows

(In thousands)

	For the years ended December 31,
Operating Activities:	2007	2006	2005
Net income	$ 37,071	$ 32,606	$ 26,051
Items not affecting cash:
Depreciation and amortization	32,199	31,342	29,275
Deferred income taxes	714	4,839	10,895
Amortization of investment tax credits	(410)	(432)	(460)
Amortization of debt issuance costs and discount	543	595	493
Provision for doubtful accounts receivable	3,080	3,230	2,080
AFUDC - equity funds	(1,927)	(554)	(414)
Employee benefit plan expenses	8,101	10,178	9,665
Equity earnings in ATC	(6,047)	(5,317)	(4,871)
Minority interest, net of tax	10,721	9,610	5,438
Reserve for fuel refund	-	2,312	-
Gain on sale of investments	(778)	-	-
Other items	4,197	653	1,109
Changes in working capital items:
Restricted cash - margin account	694	(1,080)	-
Trade and other receivables, net	(12,511)	12,877	(24,078)
Inventories	4,099	(3,717)	(12,468)
Unbilled revenues	(4,332)	4,394	(5,552)
Other current assets	177	(3,835)	3,983
Accounts payable	3,968	(1,611)	(8,697)
Accrued interest and taxes	698	(1,360)	4,325
Other current liabilities	(401)	(146)	(1,302)
Proceeds from Congestion Cost and Line Loss Allocation Agreement	2,545	-	-
Dividend income from ATC	4,441	4,003	3,550
Cash contributions to pension and other postretirement plans	(6,346)	(5,779)	(5,536)
Other noncurrent items, net	(1,954)	4,416	(643)
Cash Provided by Operating Activities	78,542	97,224	32,843
Investing Activities:
Capital expenditures	(136,258)	(92,575)	(85,771)
Repayment from ATC related to WCCF	-	-	12,964
Capital contributions to ATC and other investments	(55)	(1,915)	(1,476)
Advance to WEPCO for ATC work related to Elm Road	(138)	(808)	(1,599)
Proceeds from sale of property to ATC	724	-	-
Other	1,590	916	359
Cash Used for Investing Activities	(134,137)	(94,382)	(75,523)
Financing Activities:
Cash dividends paid to parent by MGE	(15,621)	(12,997)	(25,831)
Cash dividends paid to parent from Power West Campus and Transco	(13,044)	(10,119)	(10,513)
Affiliate financing of MGE Power Elm Road and MGE Power West Campus	-	-	25,441
Equity contribution received by Transco, Power Elm Road, and Power West Campus	43,373	27,280	8,464
Repayment of long-term debt	(15,000)	-	-
Issuance of long-term debt	25,000	30,000	20,000
Increase (decrease) in short-term debt	31,500	(36,500)	25,725
Other	-	(82)	(697)
Cash Provided by (Used for) Financing Activities	56,208	(2,418)	42,589
Change in Cash and Cash Equivalents	613	424	(91)
Cash and cash equivalents at beginning of period	1,246	822	913
Cash and cash equivalents at end of period	$ 1,859	$ 1,246	$ 822

Supplemental disclosures of cash flow information:
Interest paid	$15,673	$15,793	$13,192
Income taxes paid	$4,901	$ 3,850	$4,789
Income taxes received	$(33)	$ -	$(3,313)

The accompanying notes are an integral part of the above consolidated financial statements.

Madison Gas and Electric Company

Consolidated Balance Sheets

(In thousands)

	At December 31,
ASSETS	2007	2006
Utility Plant (At Original Cost, In Service):
Electric	$ 691,162	$ 667,597
Gas	268,032	260,550
Nonregulated	110,020	109,587
Gross plant in service	1,069,214	1,037,734
Less accumulated provision for depreciation	(430,572)	(405,391)
Net plant in service	638,642	632,343
Construction work in progress	205,214	95,949
Total Utility Plant	843,856	728,292
Other property and investments	2,777	1,306
Investment in ATC	40,799	38,468
Total Other Property and Investments	43,576	39,774
Current Assets:
Cash and cash equivalents	1,859	1,246
Restricted cash	2,896	4,243
Accounts receivable, less reserves of $3,709 and $3,489, respectively	43,668	33,397
Affiliate receivables	4	-
Other accounts receivable, less reserves of $114 and $107, respectively	3,295	4,398
Unbilled revenues	30,370	26,038
Materials and supplies, at lower of average cost or market	14,809	15,052
Fossil fuel	5,136	6,010
Stored natural gas, at lower of average cost or market	28,483	31,465
Prepaid taxes	13,249	12,753
Regulatory assets - current	189	4,270
Other current assets	8,216	7,652
Total Current Assets	152,174	146,524
Other long-term receivables	5,485	4,631
Special billing projects	999	1,861
Affiliate receivable long-term	10,676	12,923
Regulatory assets	53,375	50,841
Other deferred charges	5,751	5,684
Total Assets	$1,115,892	$ 990,530
CAPITALIZATION AND LIABILITIES
Common stockholder equity	$ 329,944	$ 307,784
Minority interest	137,028	95,978
Long-term debt	232,346	237,284
Total Capitalization	699,318	641,046
Current Liabilities:
Long-term debt due within one year	30,000	15,000
Short-term debt - commercial paper	61,000	29,500
Accounts payable	58,263	44,513
Affiliate payables	2,115	2,070
Accrued interest and taxes	10,148	9,583
Accrued payroll - related items	6,980	6,688
Deferred income taxes	4,153	3,919
Regulatory liabilities - current	2,924	2,943
Pension liability - current	607	614
Other current liabilities	9,450	9,114
Total Current Liabilities	185,640	123,944
Other Credits:
Deferred income taxes	106,924	101,501
Investment tax credit - deferred	3,087	3,497
Regulatory liabilities	20,885	24,207
Accrued pension and other postretirement benefits	74,056	76,050
Other deferred liabilities	25,982	20,285
Total Other Credits	230,934	225,540
Commitments and contingencies (see Footnote 18)	-	-
Total Capitalization and Liabilities	$1,115,892	$ 990,530

The accompanying notes are an integral part of the above consolidated financial statements.

Madison Gas and Electric Company

Consolidated Capitalization Statement

(In thousands)

	At December 31,
	2007	2006
Common Stockholder Equity:
Common stock - par value $1 per share:
Authorized 50,000,000 shares
Outstanding 17,347,889	$ 17,348	$ 17,348
Additional paid-in capital	184,917	184,917
Retained earnings	126,781	105,331
Accumulated other comprehensive income, net of tax	898	188
Total Common Stockholder Equity	329,944	307,784

Minority Interest	137,028	95,978

Redeemable Preferred Stock, Cumulative, $25 par value, 1,175,000 authorized, but unissued	-	-

First Mortgage Bonds:
7.70%, 2028 Series	1,200	1,200

Other Long-Term Debt:
7.49%, due 2007	-	15,000
6.02%, due 2008	30,000	30,000
4.875% 2012 Series, Industrial Development Revenue Bonds	19,300	19,300
5.875% 2034 Series, Industrial Development Revenue Bonds	28,000	28,000
6.58%, due 2012	15,000	15,000
5.26%, due 2017	20,000	20,000
5.25%, due 2017	30,000	30,000
7.12%, due 2032	25,000	25,000
6.12%, due 2028	20,000	20,000
5.68%, due 2033	30,000	30,000
5.19% due 2033	20,000	20,000
6.247% due 2037	25,000	-
Total Other Long-Term Debt	262,300	252,300
Long-term debt due within one year	(30,000)	(15,000)
Unamortized discount	(1,154)	(1,216)
Total Long-Term Debt	232,346	237,284

Total Capitalization	$699,318	$641,046

The accompanying notes are an integral part of the above consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Common Equity and Comprehensive Income

(In thousands, except per-share amounts)

	Common Stock Shares Value		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Comprehensive Income	Total
2005
Beginning balance - December 31, 2004	17,348	$17,348	$184,917	$85,502	$63		$287,830
Net income				$26,051		$26,051	$26,051
Other comprehensive income/(loss):
Net unrealized loss on investments, net of $57 tax benefit					$(84)	(84)	(84)
Total comprehensive income						$25,967
Common stock dividends declared				(25,831)			(25,831)
Ending balance - December 31, 2005	17,348	$17,348	$184,917	$85,722	$(21)		$287,966

2006
Net income				$32,606		$32,606	$32,606
Other comprehensive income/(loss):
Net unrealized gain on investments, net of $36 tax expense					$54	54	54
Net unrealized gain on cash flow hedges, net of $104 tax expense					155	155	155
Total comprehensive income						$32,815
Common stock dividends declared				(12,997)			(12,997)
Ending balance - December 31, 2006	17,348	$17,348	$184,917	$105,331	$188		$307,784

2007
Net income				$37,071		$37,071	$37,071
Other comprehensive income/(loss):
Net unrealized gain on investments, net of $546 tax expense					$815	815	815
Net unrealized loss on cash flow hedges, net of $71 tax expense					(105)	(105)	(105)
Total comprehensive income						$37,781
Common stock dividends declared				(15,621)			(15,621)
Ending balance - December 31, 2007	17,348	$17,348	$184,917	$126,781	$898		$329,944

The accompanying notes are an integral part of the above consolidated financial statements.

Notes to Consolidated Financial Statements

December 31, 2007, 2006, and 2005

This report is a combined report of MGE Energy and MGE. The notes to the consolidated financial statements that follow include consolidated MGE Energy footnotes and certain footnotes related to MGE as signified below.

1.

Summary of Significant Accounting Policies.

a.

Regulation and System of Accounts - MGE Energy and MGE.

Accounting policies for regulated operations are in accordance with those policies prescribed by the regulatory authorities having jurisdiction, principally the PSCW and FERC. MGE's accounting records conform to the FERC uniform system of accounts.

b.

Principles of Consolidation - MGE Energy and MGE.

MGE, a wholly owned subsidiary of MGE Energy, is a regulated electric and gas utility headquartered in Madison, Wisconsin. MGE is the majority owner of MGE Transco. MGE Transco is a nonregulated entity formed to manage the investment in ATC.

Wholly owned subsidiaries of MGE Energy include CWDC, MAGAEL, MGE Construct, and MGE Power. MGE Power owns 100% of MGE Power West Campus and MGE Power Elm Road. MGE Power and its subsidiaries are part of our nonregulated energy operations, which were formed to own and lease new electric generation projects.

MGE consolidates the financial statements of entities in which it has a controlling financial interest, pursuant to the requirements of FIN 46R. In accordance with these provisions, MGE has consolidated MGE Power West Campus and MGE Power Elm Road. See Footnotes 2 and 21 to the Consolidated Financial Statements for more discussion of these entities.

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

g.

Inventories - MGE Energy and MGE.

Inventories consist of natural gas in storage, fossil fuels, materials and supplies and SO2 allowances. MGE values natural gas in storage, coal at the Columbia facility, and materials and supplies using average cost. MGE values coal at Blount using last-in-first-out pricing (LIFO).

At December 31, 2007 and 2006, $0.9 million and $2.2 million, respectively, of the fossil fuel inventory at Blount was valued using LIFO. This inventory at current cost exceeds the LIFO stated value by $1.0 million and $0.4 million at December 31, 2007 and 2006, respectively. Additionally, during 2007 and 2006, liquidation of LIFO layers, carried at costs that were lower than current purchases, resulted in a decrease to costs of goods sold of $0.6 million and less than $0.1 million, respectively.

SO2 emission allowances are included in inventory and are recorded at the lower of weighted average cost or market. These allowances are charged to fuel expense as they are used in operations. MGE's emission allowance balances as of December 31, 2007 and 2006, were $1.6 million and $2.9 million, respectively.

h.

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

i.

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

j.

Property, Plant, and Equipment - MGE Energy and MGE.

Property, plant, and equipment is recorded at original cost. Cost includes indirect costs consisting of payroll taxes, pensions, postretirement benefits, other fringe benefits, and administrative and general costs. Also, included in the cost is AFUDC for utility property and capitalized interest for nonregulated property. Additions for significant replacements of property are charged to property, plant, and equipment at cost; minor items are charged to maintenance expense. The cost of removal of utility property less salvage value is charged to accumulated depreciation when property is retired. Depreciation rates on utility property are approved by the PSCW, are based on the estimated economic lives of property, and include estimates for salvage value and removal costs. Depreciation rates on nonregulated property are based on the estimated economic lives of the property.

Provisions at composite straight-line depreciation rates approximate the following percentages for the cost of depreciable property:

	2007	2006	2005
Electric	3.1%	3.1%	3.1%
Gas	3.3%	3.3%	3.4%
Nonregulated	2.5%	2.5%	2.5%

k.

Repairs and Maintenance Expense - MGE Energy and MGE.

In accordance with the provisions set forth in FSP AUG AIR-1, Accounting for Planned Major Maintenance Activities, MGE utilizes the direct expensing method for any such projects. Under this method, MGE expenses all costs associated with major planned maintenance activities as incurred.

l.

Purchased Gas Adjustment Clause - MGE Energy and MGE.

MGE's natural gas rates are subject to a fuel adjustment clause designed to recover or refund the difference between the actual cost of purchased gas and the amount included in rates. Differences between the amounts billed to customers and the actual costs recoverable are deferred and recovered or refunded in future periods by means of prospective monthly adjustments to rates. At December 31, 2007 and 2006, MGE had over collected $4.5 million and $1.9 million, respectively. These amounts were recorded in other current liabilities on MGE's Consolidated Balance Sheet.

m.

Revenue Recognition - MGE Energy and MGE.

Operating revenues are recorded as service is rendered or energy is delivered to customers. At the end of the month, MGE accrues an estimate for the unbilled amount of energy delivered to customers. See Footnote 1w for further discussion of unbilled revenues.

MGE's rates include a provision for fuel costs. MGE records an adjustment to revenues for a fuel credit at the time MGE's actual fuel costs fall below the bandwidth prescribed by the PSCW and MGE concludes that it is probable that the credit will be approved by the PSCW staff. MGE will also record an adjustment to revenue when the PSCW institutes a "subject to refund" provision in an order. See Footnote 17 for further discussion of the fuel rules.

n.

Capitalized Interest - MGE Energy and MGE.

MGE Energy, through its subsidiaries MGE Power West Campus and MGE Power Elm Road, calculates capitalized interest in accordance with SFAS No. 34, Capitalization of Interest Cost, on construction projects for periods where financing is provided by MGE Energy through interim debt.

For the years ended December 31, 2007, 2006, and 2005, $3.9 million, $1.9 million, and $0.9 million in interest costs related to the Elm Road and/or WCCF projects were capitalized, respectively. The aforementioned amounts were capitalized as part of the cost of the asset in accordance with the provisions set forth in SFAS No. 34.

o.

Allowance for Funds Used During Construction - MGE Energy and MGE.

Allowance for funds used during construction is included in utility plant accounts and represents the cost of borrowed funds used during plant construction and a return on shareholders' capital used for construction purposes. In the Consolidated Income Statements, the cost of borrowed funds (AFUDC-debt) is presented as an offset to interest expense and the return on shareholders' capital (AFUDC- equity funds) is shown as an item within other income. As approved by the PSCW, MGE capitalized AFUDC-debt and equity on 50% of applicable average construction work in progress (excluding the wind project) during 2007 at 9.12%. Also, MGE received specific approval to recover 100% AFUDC on the Top of Iowa III wind project. Although the allowance does not represent current cash income, it is recovered under the ratemaking process over the service lives of the related properties.

p.

Investments - MGE Energy and MGE.

Investments in the common stock of companies in which MGE or MGE Energy's ownership interest is 50% or less and in which MGE or MGE Energy exercises significant influence over operating and financial policies are accounted for using the equity method. All other investments are carried at fair value or at cost, as appropriate.

q.

Capitalized Software Costs - MGE Energy and MGE.

Property, plant and equipment includes the capitalized costs of internal use software totaling $7.4 million at December 31, 2007, and $6.9 million at December 31, 2006. During both 2007 and 2006, MGE recorded $1.0 million of amortization expense related to these costs. These costs are amortized on a straight-line basis over the estimated useful lives of the assets. For internal use software, the useful lives range from five to ten years.

r.

Impairment of Long-Lived Assets - MGE Energy and MGE.

MGE reviews plant and equipment and other property for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. MGE's policy for determining when long-lived assets are impaired is to recognize an impairment loss if the sum of the expected future cash flows (undiscounted and without interest charges) from an asset are less than the carrying amount of that asset. If an impairment loss is recognized, the amount that will be recorded will be measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. MGE believes there is no impairment of long-lived assets in accordance with SFAS No. 144 at December 31, 2007.

s.

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

The 2007, 2006, and 2005 tax credits for the generation of electricity from wind are based on kWh produced and sold during the years at the statutory tax credit rate of 2.0 cents per kWh or $0.5 million for 2007 and 1.9 cents per kWh or $0.4 million for both 2006 and 2005.

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109. The interpretation applies to all tax positions accounted for in accordance with SFAS No. 109 and requires a recognition threshold and measurement standard for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in an income tax return. FIN 48 defines the threshold for recognizing tax return positions in the financial statements as "more likely than not" that the position is sustainable, based on its merits. Subsequent recognition, derecognition, and measurement is based on management's best judgement given the facts, circumstances and information available at the reporting date. MGE Energy and MGE adopted the provisions of FIN 48 on January 1, 2007. For further discussion, refer to Footnote 12.

Excise taxes

MGE Energy, through its utility operations, pays a state license fee tax in lieu of property taxes on property used in utility operations. License fee tax is calculated as a percentage of adjusted operating revenues of the prior year. The electric tax rate is 3.19% for retail sales and 1.59% for sales of electricity for resale by the purchaser. The tax rate on sales of natural gas is 0.97%. The tax is required to be estimated and prepaid in the year prior to its computation and expensing. License fee tax expense, included in other general taxes, was $11.8 million, $11.6 million, and $9.7 million for the years ended December 31, 2007, 2006, and 2005, respectively.

Operating income taxes, including tax credits, and license fee tax are included in rates for utility related items.

t.

Share-Based Compensation - MGE Energy and MGE.

The MGE Energy Board approved a Performance Unit Plan (the "Plan") on December 15, 2006. Under the Plan, eligible participants may receive performance units that entitle the holder to receive a cash payment equal to the value of a designated number of shares of MGE Energy's common stock, plus dividend equivalent payments thereon, at the end of the set performance period. Per the Plan's provisions, these awards are subject to a prescribed vesting schedule and must be settled in cash. Accordingly, no new shares of common stock will be issued in connection with the Plan. MGE and MGE Energy have adopted the provisions of SFAS 123R, Share-Based Payment. This guidance establishes standards for the accounting of transactions in which an entity exchanges equity instruments for goods and services. Additionally, this standard addresses the accounting for transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments.

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

If the derivative qualifies for regulatory deferral subject to the provisions of SFAS No. 71, Accounting for the Effects of Certain Types of Regulation, the derivatives are marked to fair value pursuant to SFAS No. 133 and any resulting loss or gain is offset with a corresponding regulatory asset or liability. Cash flows from such derivative instruments are classified on a basis consistent with the nature of the underlying hedged item.

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

a.

MGE Power West Campus.

MGE Power West Campus is not a subsidiary of MGE; however, it has been consolidated in the financial statements of MGE as of December 31, 2003, and subsequent periods due to the adoption of FIN 46R. MGE Power West Campus was created for the purpose of owning new generating assets. MGE Power West Campus' sole principal asset is the WCCF, which it leases to MGE pursuant to a long-term lease. MGE is responsible for operation of the plant during the term of the lease. Based on the nature and terms of these contractual relationships, MGE absorbs a majority of the expected losses, residual value, or both, associated with the ownership and operation of the WCCF. MGE is also the party most closely associated with MGE Power West Campus. As a result, MGE is the primary beneficiary and MGE Power West Campus is a VIE under FIN 46R.

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

c.

Shared Savings Program.

FIN 46R also requires MGE to assess whether the participants within its Shared Savings program constitute VIEs in which MGE might be considered to be the consolidating entity. MGE has reviewed 87.7% of the total current Shared Savings program balance and has determined that the provisions of FIN 46R are not applicable via the "business scope exception." For the remaining 12.3% of the total current Shared Savings program balance, these entities are not legally obligated to provide the financial information to MGE that is necessary to determine whether MGE must consolidate these entities. MGE will continue to attempt to obtain information from these customers in order to determine whether they should be consolidated by MGE.

3.

Property, Plant, and Equipment - MGE Energy and MGE.

Property, plant, and equipment consisted of the following at December 31:

	MGE		MGE Energy
(In thousands)	2007	2006	2007	2006
Utility:
Electric	$691,162	$667,597	$691,146	$667,580
Gas	268,032	260,550	268,021	260,539
Total utility plant	959,194	928,147	959,167	928,119
Less: Accumulated depreciation and amortization	422,584	400,107	422,584	400,107
In-service utility plant, net	536,610	528,040	536,583	528,012
Nonregulated:
Nonregulated	110,020	109,587	110,179	109,746
Less: Accumulated depreciation and amortization	7,988	5,284	7,988	5,284
In service nonregulated plant, net	102,032	104,303	102,191	104,462
Construction work in progress:
Utility construction work in progress	95,448	40,368	95,448	40,368
Nonregulated construction work in progress	109,766	55,581	109,766	55,581
Total property, plant, and equipment	$843,856	$728,292	$843,988	$728,423

MGE's utility plant is subject to the lien of its Indenture of Mortgage and Deed of Trust. As of December 31, 2007, there was $1.2 million of bonds outstanding under that indenture. See Footnote 9 for further discussion of the mortgage indenture.

4.

Investments - MGE Energy and MGE.

a.

Equity Method Investments and Available for Sale Securities.

(In thousands)	2007		2006
	MGE Energy	MGE	MGE Energy	MGE
Available for sale securities:
Cost basis	$1,540	$ 857	$1,527	$769
Gross unrealized gains	2,660	1,416	712	55
Gross unrealized losses	-	-	-	-
Fair Value	$4,200	$2,273	$2,239	$824
Equity method investments:
ATC	$40,799	$40,799	$38,468	$38,468
Other	504	504	482	482
Total equity method investments	$41,303	$41,303	$38,950	$38,950

Total	$45,503	$43,576	$41,189	$39,774

MGE and MGE Energy's available for sale securities represent publicly traded securities and private equity investments in common stock of companies in various industries.

Of the available for sale securities held by MGE Energy and MGE at December 31, 2007, $1.0 million and $0.5 million, respectively, were not evaluated for impairment because a) the Company did not estimate the fair value of those investments in accordance with paragraphs 14 and 15 of SFAS 107, Disclosures about Fair Value of Financial Instruments, and b) the Company did not identify any events or changes in circumstances that may have had a significant adverse effect on the fair value of those investments.

For the year ended December 31, 2006, MGE and MGE Energy recorded $0.1 million in investment impairment charges. These charges represent an other-than-temporary decline in the value of its investment portfolio. No such charges were recorded for the years ended December 31, 2007 and 2005.

During the year ended December 31, 2007, certain investments were liquidated. As a result of these liquidations, MGE and MGE Energy received $0.9 million in cash proceeds and recorded a $0.8 million gain on the sale of investments.

b.

ATC.

ATC owns and operates electric transmission facilities primarily in Wisconsin. MGE received an interest in ATC when it, like other Wisconsin electric utilities, contributed its electric transmission facilities to ATC. That interest is presently held by MGE Transco, which is jointly owned by MGE and MGE Energy.

MGE Transco, through MGE, has a seat on the Board of Directors of ATC and has a 20% ownership interest in ATC Management, Inc. Due to MGE Transco's ability to exercise significant control over management activities, MGE Transco has accounted for its investment in ATC under the equity method of accounting. For the twelve months ended December 31, 2007, 2006, and 2005, MGE Transco recorded equity earnings from the investment in ATC of $6.0 million, $5.3 million, and $4.9 million, respectively. Dividend income received from ATC was $4.4 million, $4.0 million , and $3.6 million for the twelve months ended December 31, 2007, 2006, and 2005, respectively. During the twelve months ended December 31, 2007, MGE Transco made no cash contributions to ATC. However, on February 15, 2007, MGE (through MGE Transco) transferred $1.4 million in additional transmission assets to ATC. In exchange, MGE Transco received an additional $0.7 million investment in ATC and $0.7 million in cash consideration. MGE Transco made capital contributions to ATC of $1.9 million and $1.4 million for the twelve months ended December 31, 2006 and 2005, respectively.

At December 31, 2007, MGE Transco held a 3.6% ownership interest in ATC. MGE Transco's investment balance is different from the amount of the underlying equity in the net assets of ATC. This difference is attributable to the allocation of certain tax impacts related to the initial asset transfer and additional contributions required by tax-exempt shareholders.

At December 31, 2007, MGE is the majority owner and MGE Energy is the minority owner of MGE Transco. MGE Energy's proportionate share of the equity and net income of MGE Transco is classified within the MGE financial statements as minority interest.

5.

Joint Plant Ownership - MGE Energy and MGE.

a.

Columbia.

MGE and two other utilities jointly own Columbia, a coal-fired generating facility, which accounts for 29% (225 MW) of MGE's net generating capability. Power from this facility is shared in proportion to each company's ownership interest. MGE has a 22% ownership interest in Columbia. The other owners are Alliant, which operates Columbia, and WPSC. MGE's share of fuel, operating, and maintenance expenses for Columbia were $31.3 million, $29.7 million, and $28.5 million for the years ended December 31, 2007, 2006, and 2005, respectively. See Footnote 18 for discussion of MGE's future capital commitments as s result of this ownership interest.

Each owner provides its own financing and reflects its respective portion of facilities and operating costs in its financial statements. MGE's interest in Columbia, included in its gross utility plant in service, and the related accumulated depreciation reserves at December 31 were as follows:

(In thousands)	2007	2006
Utility plant	$112,079	$112,407
Accumulated depreciation	(70,562)	(69,522)
Net plant	$ 41,517	$ 42,885

b.

WCCF.

MGE Power West Campus and the UW jointly own the West Campus Cogeneration Facility located on the UW campus. MGE Power West Campus owns 55% of the facility and UW owns 45% of the facility. The UW owns a controlling interest in the chilled-water and steam plants, which are used to meet the growing needs for air-conditioning and steam-heat capacity for the UW campus. MGE Power West Campus owns a controlling interest in the electric generation plant, which is leased and operated by MGE.

Each owner provides its own financing and reflects its respective portion of the facility and operating costs in its financial statements. MGE Power West Campus' interest in WCCF at December 31 were as follows:

(In thousands)	2007	2006
Nonregulated Plant	$108,757	$108,310
Accumulated depreciation	(7,289)	(4,611)
Net plant	$101,468	$103,699

Operating charges are allocated to the UW based on the operating agreement. Under the provisions of this arrangement, the UW is required to reimburse MGE for their allocated portion of fuel and operating expenses. These allocations are based on formulas outlined in the operating agreement. For the years ended December 31, 2007, 2006, and 2005, the State was allocated $3.0 million, $2.6 million, and $0.9 million, respectively, in fuel and operating costs.

c.

Elm Road.

See Footnote 21 for a discussion of MGE Energy's joint ownership interest in Power Elm Road.

6.

Regulatory Assets and Liabilities - MGE Energy and MGE.

The following regulatory assets and liabilities are reflected in MGE's consolidated balance sheet as of December 31:

(In thousands)	2007	2006
Regulatory Assets
Environmental costs	$ 1,268	$ 1,386
Deferred charges related to interest - 2027A Series	672	707
Regulatory asset - SFAS No. 133	189	2,849
Tax recovery related to AFUDC equity	4,124	3,087
Asset retirement obligation - SFAS No. 143 and FIN 47	4,247	4,039
Unfunded pension and other postretirement liability	33,672	38,085
Debt related costs	3,829	2,427
Regulatory assets - Elm Road	1,025	1,427
Conservation costs	2,815	-
Blount restructuring costs	770	233
Other	953	871
Total regulatory assets	$53,564	$55,111
Regulatory Liabilities
Regulatory liability - SFAS No. 109	$ 5,549	$ 6,689
Regulatory liability - SFAS 158 medicare subsidy	1,558	3,668
Non-SFAS No. 143 removal cost	13,204	12,963
Vendor settlements	189	504
Regulatory liability - customer fuel credit	-	2,312
Deferred charges related to ATC	78	751
Conservation costs	-	57
Congestion Cost and Line Loss Allocation Agreement	2,845	-
Other	386	206
Total regulatory liabilities	$23,809	$27,150

MGE expects to recover its regulatory assets and return its regulatory liabilities through rates charged to customers based on PSCW decisions made during the ratemaking process or based on PSCW long-standing policies and guidelines. The adjustments to rates for these regulatory assets and liabilities will occur over the periods either specified by the PSCW or over the corresponding period related to the asset or liability. We believe it is probable that MGE will continue to recover from customers the regulatory assets described above based on prior and current ratemaking treatment for such costs. MGE is earning a return on all regulatory assets net of any related liabilities, except for amounts expended for environmental costs and $1.5 million in debt related costs. MGE expects to earn a return on the debt related item in its next base rate case.

Environmental Costs

MGE has received regulatory treatment on environmental costs including clean up of two landfill sites and a substation site and certain environmental costs at Columbia. As it relates to the landfills and substation, the regulators have only allowed MGE to recover actual environmental expenditures incurred excluding any carrying cost. As of December 31, 2007, MGE has recorded $0.9 million in regulatory assets for these environmental costs, including $0.1 million for accrual for estimated future site remediation and $0.8 million of deferrals for actual remediation costs incurred. These costs are being recovered over a four year period.

In addition, MGE has been allowed to defer actual costs plus carrying costs on certain Columbia environmental expenditures. As of December 31, 2007, MGE has recorded $0.4 million in regulatory assets related to these costs. The costs will be transferred to construction work in progress once a Certificate of Authority is received by the PSCW. MGE expects recovery of these costs over the life of the installed equipment.

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

Regulatory Asset (liability) - SFAS No. 133

MGE has physical and financial contracts that are defined as derivatives under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The amounts recorded for the net mark-to-market value of the commodity based contracts is offset with a corresponding regulatory asset or liability because these transactions are part of the PGA or fuel rules clause authorized by the PSCW.

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

Unfunded Pension and Other Postretirement Liability

As of December 31, 2006, MGE and MGE Energy adopted SFAS 158. Under SFAS 158, MGE is required to recognize the unfunded status of defined benefit pension and other postretirement pension plans as a net liability or asset on the balance sheet with an offset to other comprehensive income. The amount normally charged to other comprehensive income for the unfunded status represents future expenses that are expected to be recovered in rates. Accordingly, MGE has recorded such adjustments as a regulatory asset.

Debt Related Costs

This balance includes debt issuance costs of extinguished debt and other debt related expenses. See Footnote 9 for further discussion related to the swap lock. The PSCW has allowed rate recovery on unamortized issuance costs for extinguished debt facilities. When the facility replacing the old facility is deemed by the PSCW to be more favorable for the ratepayers, the PSCW will allow rate recovery of any unamortized issuance costs related to the old facility. These amounts are recovered over the term of the new facility and are classified as regulatory assets within the consolidated financial statements.

Regulatory Assets - Elm Road

On November 1, 2005, MGE received approval from the PSCW to defer payments made to MGE Power Elm Road for carrying costs during construction of the facility, management fees, community impact mitigation, and transition costs. At December 31, 2007, $0.6 million of the regulatory asset balance related to Elm Road represents deferred management fees, community impact, and transition costs and $0.4 million represents carrying costs on the carrying costs. MGE anticipates collection in rates of carrying costs over a four year period beginning in the year of payment. All other costs are collected in rates over a one to two year period.

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

Blount Restructuring Costs

On January 19, 2006, MGE announced a plan, subject to certain conditions, that includes discontinuing coal use at the end of 2011 at Blount. The plant will continue to run on natural gas but will be reduced from its current approximate 190 MW capacity to 100 MW when coal burning is discontinued. MGE has determined certain employee positions will be eliminated in 2011 as a result of this exit plan. Accordingly, this plan has resulted in certain involuntary and voluntary severance benefits. Additionally, this exit plan resulted in a curtailment under SFAS 88 and retention bonus payments. MGE expects recovery of these amounts beginning in 2008 and continuing through 2011. Costs will be recovered in rates in the year cash payments are expected to be made.

Regulatory Liability - SFAS No. 109

Regulation and SFAS No. 109 have resulted in a regulatory liability related to income taxes. Excess deferred income taxes result from past taxes provided at rates higher than current rates. The SFAS No. 109 regulatory liability and deferred investment tax credit reflects the revenue requirement associated with the return of these tax benefits to customers.

Regulatory Liability - SFAS 158 Medicare Subsidy

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

Regulatory Liability - Customer Fuel Credit

See Footnote 17 for further discussion.

Congestion Cost and Line Loss Allocation Agreement

On February 14, 2007, MGE signed a five year Congestion Cost and Line Loss Allocation Service Agreement. Under the provisions of this agreement, certain load serving entities in the Wisconsin and Upper Peninsula of Michigan System (WUMS) agreed to aggregate and equitably allocate certain costs that have not been perfectly allocated by the MISO Day 2 market. Specifically, this agreement achieves a uniform line loss percentage and socializes the costs incurred as a result of shortages in the FTR allocation process. The benefit received or expense incurred under the agreement is required to be returned to or collected from customers. The amounts collected in 2007 related to this agreement will be returned to customers in 2008.

7.

Common Equity.

a.

Common Stock - MGE Energy.

On November 9, 2006, MGE Energy entered into a Distribution Agreement with JP Morgan in which MGE Energy may offer and sell up to 1,500,000 shares of its common stock. During 2007, MGE Energy issued 383,500 shares of its common stock for $12.7 million in net proceeds under this agreement. During 2006, MGE Energy issued 221,500 shares of its common stock for $7.4 million in net proceeds under this agreement. These sales are made pursuant to an effective shelf registration statement MGE Energy filed with the SEC in March 2003.

MGE Energy also sells shares of its common stock through its Stock Plan. Those shares may be newly issued shares or shares that MGE Energy has purchased in the open market for resale to participants in the Stock Plan. All sales are covered by a shelf registration statement that MGE Energy filed with the SEC. During the period from March 2005 to May 2006, MGE Energy generally purchased shares in the open market for Stock Plan participants. In June 2006, MGE Energy switched from purchasing shares on the open market to issuing new shares of its common stock for the Stock Plan. For the twelve months ended December 31, 2007 and 2006, MGE Energy issued 591,443 and 299,396 new shares of common stock under the Stock Plan for net proceeds of $20.1 million and $9.7 million, respectively.

At December 31, 2005, MGE Energy held $0.1 million of treasury stock that had been purchased on the open market. The cost basis of these shares was shown at December 31, 2005, as a reduction to stockholders' equity on the MGE Energy consolidated financial statements. During the twelve months ended December 31, 2006, these shares were distributed to participants of the Stock Plan. No treasury stock was held by MGE Energy as of December 31, 2007 and 2006. During the twelve months ended December 31, 2007 and 2006, MGE Energy paid $30.3 million (or $1.41 per share) and $28.5 million (or $1.39 per share), respectively, in cash dividends on their common stock. Dividends on common stock at MGE are subject to restrictions imposed by the PSCW and the covenants of MGE's outstanding first mortgage bonds. See Footnote 9 and the "Liquidity and Capital Resources - Financing Activities" under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion of these covenants.

b.

Preferred Stock - MGE Energy and MGE.

MGE has 1,175,000 shares of $25 par value redeemable preferred stock (cumulative) that is authorized but unissued at December 31, 2007 and 2006.

c.

Dilutive Shares Calculation - MGE Energy.

MGE Energy does not hold any dilutive securities.

8.

Minority Interest - MGE.

a.

MGE Power West Campus.

MGE Power West Campus is not a subsidiary of MGE; however, it has been consolidated in the consolidated financial statements of MGE, due to the adoption of FIN 46(R) (see Footnote 2). MGE Power West Campus is 100% owned by MGE Power and MGE Power is 100% owned by MGE Energy. MGE Energy's proportionate share of the equity and net income (through its wholly owned subsidiary MGE Power) of MGE Power West Campus is classified within the MGE financial statements as minority interest. As of December 31, 2007 and 2006, MGE Power had invested (net of dividends) $15.6 million and $28.0 million in MGE Power West Campus, respectively. For the years ended December 31, 2007, 2006, and 2005, MGE Power had earned $7.7 million, $7.8 million, and $5.4 million, net of tax, from its interest in MGE Power West Campus, respectively. This amount is recorded as minority interest expense, net of tax, on MGE's consolidated statement of income.

b.

MGE Transco.

On October 28, 2005, MGE Transco was formed. On this date, MGE transferred its investment in ATC to MGE Transco and received an ownership interest in MGE Transco. During 2005 and 2006, MGE Energy contributed a total of $3.3 million to MGE Transco in exchange for an ownership interest. At December 31, 2007, MGE is the majority owner and MGE Energy is the minority owner of this entity. MGE Energy's proportionate share of the equity and net income of MGE Transco is classified within the MGE financial statements as minority interest. As of December 31, 2007 and 2006, MGE Energy had invested (net of dividends) $2.2 million and $2.9 million in MGE Transco. For the years ended December 31, 2007, 2006, and 2005, MGE Energy had earned $0.5 million, $0.4 million, and less than $0.1 million, net of tax, from its interest in MGE Transco, respectively. These amounts are recorded as minority interest expense, net of tax, on MGE's consolidated statement of income.

c.

MGE Power Elm Road.

Similar to MGE Power West Campus, MGE Power Elm Road is not a subsidiary of MGE; however, it has been consolidated in the consolidated financial statements of MGE, due to the adoption of FIN 46(R) (see Footnote 2). MGE Power Elm Road is 100% owned by MGE Power and MGE Power is 100% owned by MGE Energy. MGE Energy's proportionate share of the equity and net income (through its wholly owned subsidiary MGE Power) of MGE Power Elm Road is classified within the MGE financial statements as minority interest. As of December 31, 2007 and 2006, MGE Power had invested $93.4 million and $50.1 million in MGE Elm Road. For the years ended December 31, 2007, 2006, and 2005, MGE Power recognized earnings of $2.6 million, $1.4 million, and less than $0.1 million, net of tax, from its interest in MGE Power Elm Road, respectively. These amounts are recorded as minority interest expense, net of tax, on MGE's consolidated statement of income.

9.

Long-Term Debt.

a.

6.247% Medium-Term Notes - MGE and MGE Energy.

On September 19, 2007, MGE issued $25 million of 6.247% medium-term notes due September 15, 2037. The notes were issued pursuant to an Indenture dated as of September 1, 1998, between MGE and The Bank of New York Trust Company, N.A. (as successor to Bank One, N.A.), as Trustee. The notes are unsecured.

The net proceeds from the sale of the notes were used to refinance $15 million of MGE's 7.49% medium-term notes which became due on September 20, 2007, and short-term indebtedness. The notes carry an interest rate of 6.247% per annum, which is payable semiannually on March 15 and September 15 of each year, commencing on March 15, 2008. The notes are redeemable at any time at MGE's option at a redemption price equal to the greater of (i) 100% of the principal amount of the notes to be redeemed, plus accrued interest to the redemption date, or (ii) the discounted present value of the remaining scheduled payments of principal and interest on the Notes to be redeemed (as provided in the Notes), plus accrued interest to the redemption date.

On July 20, 2007, MGE had entered into a $25 million swap lock with a financial institution to fix a portion of the interest rate related to the aforementioned debt issuance. Under the terms of the swap lock, MGE agreed to pay a fixed rate of 5.813% per annum and receive from the financial institution a floating rate equal to six months U.S. LIBOR (London Interbank Offered Rate). On September 14, 2007, MGE terminated the swap lock and was obligated to make a $1.7 million payment as a result of the difference between these two rates. Of this amount, $1.5 million of the cost has been deferred on the December 31, 2007, balance sheet as a regulatory asset in accordance with the provisions of SFAS 71. This amount is expected to be collected in rates ratably over the term of the 6.247% medium-term notes beginning in 2010. The remaining $0.2 million of the cost of this instrument is reflected as an expense in MGE and MGE Energy's income statement for the twelve months ended December 31, 2007.

b.

5.25% Medium-Term Notes - MGE and MGE Energy.

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

c.

5.68% and 5.19% Senior Secured Notes - MGE and MGE Energy.

The 5.68% and the 5.19% senior secured notes require that MGE Power West Campus maintain a projected debt service coverage ratio of not less than 1.25 to 1.00, and debt to total capitalization ratio of not more than .65 to 1.00.

The debt is subject to a collateral assignment of lease payments that MGE will be making to MGE Power West Campus for use of the cogeneration facility.

d.

First Mortgage Bonds - MGE Energy and MGE.

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

e.

Other Long-Term Debt - MGE Energy and MGE.

MGE has $30 million of 6.02% medium-term notes due in 2008, $15 million of 6.58% medium-term notes due in 2012, and $19.3 million of 4.875% Industrial Development Revenue Bonds, refinanced in 2012, due in 2027.

The indenture under which the medium-term notes were issued provides that they will be entitled to be equally and ratably secured in the event that MGE issues any additional First Mortgage Bonds.

Below is MGE Energy's and MGE's aggregate maturities for all long-term debt for years following the December 31, 2007, balance sheet.

(In thousands)	Amount
2008	$30,000
2009	-
2010	-
2011	-
2012	34,300
Future years	199,200
Total*	$263,500

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

On August 1, 2007, MGE entered into a $20 million unsecured line of credit, which expires on March 31, 2008. This facility carries an interest rate based on LIBOR plus an applicable margin of 0.40% per annum. Interest is payable monthly commencing on September 1, 2007, and will be computed on any unpaid principal at the date of each borrowing. The line of credit will be used as a backup facility to MGE's commercial paper program. No borrowings are outstanding under this facility at this time. Borrowings may be made and repaid at any time during the term of the note and must be repaid upon the earlier of the maturity of the note or the occurrence of an event of default. Events of default include failures to pay scheduled principal or interest and certain bankruptcy-related events, in each case subject to applicable cure periods.

On December 21, 2005, MGE Energy entered into a five-year unsecured revolving credit facility under which it may borrow up to $80 million from a group of lenders. MGE Energy has the right to request an increase in the aggregate commitment amount up to a maximum amount of $20 million so long as no default or unmatured default exists. Interest rates on borrowings under the credit facility are based on either prime or LIBOR plus an adder based on the senior unsecured credit rating of MGE. Interest is payable monthly. Amounts borrowed may be repaid and reborrowed from time to time until maturity. The credit agreement requires MGE Energy to maintain a ratio of consolidated debt to consolidated total capitalization not to exceed a maximum of 65%.

Information concerning short-term borrowings for the past three years is shown below:

	As of December 31,
(In thousands)	2007	2006	2005
MGE Energy
Available lines of credit	$155,000	$155,000	$155,000
Short-term debt outstanding	$103,500	$ 57,000	$ 82,500
Weighted-average interest rate	4.71%	5.56%	4.44%
During the year:
Maximum short-term borrowings	$108,500	$90,000	$85,500
Average short-term borrowings	$59,113	$67,026	$44,540
Weighted-average interest rate	5.39%	5.20%	3.58%
MGE
Available lines of credit	$75,000	$75,000	$75,000
Commercial paper outstanding	$61,000	$29,500	$66,000
Weighted-average interest rate	4.47%	5.32%	4.36%
During the year:
Maximum short-term borrowings	$64,000	$70,250	$69,000
Average short-term borrowings	$27,954	$46,452	$31,151
Weighted-average interest rate	5.08%	5.02%	3.42%

11.

Fair Value of Financial Instruments - MGE Energy and MGE.

At December 31, 2007 and 2006, the carrying amount of cash, cash equivalents, and outstanding commercial paper approximates fair market value due to the short maturity of those investments and obligations. The estimated fair market value of MGE's long-term debt is based on quoted market prices at December 31. The estimated fair market value of MGE Energy's and MGE's financial instruments are as follows:

	2007		2006
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
MGE Energy
Assets:
Cash and cash equivalents	$3,789	$3,789	$3,003	$3,003
Restricted cash	2,896	2,896	4,243	4,243
Liabilities:
Short-term debt - bank loans	42,500	42,500	27,500	27,500
Short-term debt - commercial paper	61,000	61,000	29,500	29,500
Long-term debt*	263,500	260,787	253,500	261,595
MGE
Assets:
Cash and cash equivalents	1,859	1,859	1,246	1,246
Restricted cash	2,896	2,896	4,243	4,243
Liabilities:
Short-term debt - commercial paper	61,000	61,000	29,500	29,500
Long-term debt*	263,500	260,787	253,500	261,595

*Includes long-term debt due within one year.

See Footnotes 4 and 16 for a discussion of the fair value related to investments and derivatives, respectively.

12.

Income Taxes.

a.

MGE Energy Income Taxes.

MGE Energy files a consolidated federal income tax return that includes the operations of all subsidiary companies. The consolidated income tax provision consists of the following provision (benefit) components for the years ended December 31:

(In thousands)	2007	2006	2005
Current payable:
Federal	$22,482	$16,169	$ 6,025
State	5,033	4,921	3,406
Net-deferred:
Federal	37	4,565	9,795
State	713	676	1,105
Amortized investment tax credits	(410)	(432)	(460)
Total income tax provision	$27,855	$25,899	$19,871

MGE Energy's consolidated income tax provision differs from the amount computed by applying the statutory federal income tax rate to income before income taxes, as follows:

	2007	2006	2005
Statutory federal income tax rate	35.0%	35.0%	35.0%
Amortized investment tax credits	(0.5)%	(0.6)%	(0.9)%
State income taxes, net of federal benefit	4.8%	5.0%	5.3%
Credit for electricity from wind energy	(0.6)%	(0.5)%	(0.7)%
Medicare subsidy	(0.4)%	(0.5)%	(0.4)%
Domestic manufacturing deduction	(0.6)%	(0.5)%	-
Other, individually insignificant	(1.4)%	-	(0.1)%
Effective income tax rate	36.3%	37.9%	38.2%

The significant components of deferred tax liabilities (assets) that appear on MGE Energy's consolidated balance sheets as of December 31 are as follows:

(In thousands)	2007	2006
Property-related	$105,527	$102,146
Investment in ATC	15,171	14,798
Bond transactions	2,274	2,416
Pension expense	1,781	841
Unfunded pension and other postretirement liability	13,514	15,286
Tax deductible prepayments	6,579	6,288
Other	7,929	5,671
Gross deferred income tax liabilities	152,775	147,446
Accrued expenses	(13,605)	(9,702)
Retirement benefits, other than pension	(8,105)	(7,102)
Deferred tax regulatory account	(3,479)	(4,043)
Unfunded pension and other postretirement liability	(14,826)	(18,954)
Other	(1,580)	(2,394)
Gross deferred income tax assets	(41,595)	(42,195)
Less valuation allowance	366	366
Net deferred income tax assets	(41,229)	(41,829)
Deferred income taxes	$111,546	$105,617

The valuation allowance reduces MGE Energy's deferred tax assets for state carryforward losses to estimated realizable value due to the uncertainty of future income estimates in various state tax jurisdictions.

For tax purposes, as of December 31, 2007, MGE Energy had approximately $7.5 million of state tax net operating loss deductions that expire between 2011 to 2019 if unused.

b.

MGE Income Taxes.

MGE Energy files a consolidated federal income tax return. The subsidiaries calculate their respective federal income tax provisions as if they were separate taxable entities.

On a separate company basis, the components of MGE's income tax provision are as follows for the years ended December 31:

(In thousands)	2007	2006	2005
Current payable:
Federal	$21,899	$16,468	$ 5,669
State	4,882	4,910	3,314
Net-deferred:
Federal	11	4,241	9,791
State	703	598	1,104
Amortized investment tax credits	(410)	(432)	(460)
Total income tax provision	$27,085	$25,785	$19,418

MGE's income tax provision on a separate company basis differs from the amount computed by applying the statutory federal income tax rate to income before minority interest and income tax provision as follows:

	2007	2006	2005
Statutory federal income tax rate	35.0%	35.0%	35.0%
Amortized investment tax credits	(0.5)%	(0.6)%	(0.9)%
State income taxes, net of federal benefit	4.7%	5.0%	5.3%
Credit for electricity from wind energy	(0.6)%	(0.5)%	(0.7)%
Medicare subsidy	(0.4)%	(0.5)%	(0.4)%
Domestic manufacturing deduction	(0.6)%	(0.5)%	-
Other, individually insignificant	(1.4)%	-	(0.2)%
Effective income tax rate	36.2%	37.9%	38.1%

The significant components of deferred tax liabilities (assets) that appear on MGE's consolidated balance sheets as of December 31 are as follows:

(In thousands)	2007	2006
Property-related	$105,527	$102,146
Investment in ATC	15,171	14,798
Bond transactions	2,274	2,416
Pension expense	1,781	841
Unfunded pension and other postretirement liability	13,514	15,286
Tax deductible prepayments	6,579	6,288
Other	7,473	5,451
Gross deferred income tax liabilities	152,319	147,226
Accrued expenses	(13,362)	(9,679)
Retirement benefits, other than pension	(8,105)	(7,102)
Deferred tax regulatory account	(3,479)	(4,043)
Unfunded pension and other postretirement liability	(14,826)	(18,954)
Other	(1,836)	(2,394)
Gross deferred income tax assets	(41,608)	(42,172)
Less valuation allowance	366	366
Net deferred income tax assets	(41,242)	(41,806)
Deferred income taxes	$111,077	$105,420

The valuation allowance reduces MGE's deferred tax assets for state carryforward losses to estimated realizable value due to the uncertainty of future income estimates in various state tax jurisdictions.

For tax purposes, as of December 31, 2007, MGE had approximately $7.5 million of state tax net operating loss deductions that expire between 2011 to 2019 if unused.

c.

FIN 48 - MGE Energy and MGE.

MGE Energy and MGE adopted the provisions of FIN 48 on January 1, 2007. At the date of adoption, MGE Energy and MGE reclassified $0.3 million of accrued income taxes under prior accounting standards to its long term FIN 48 tax liability account. Additionally in the adoption accounting, MGE Energy and MGE reclassified $0.1 million of accrued interest under prior accounting standards to its FIN 48 interest payable account. These adjustments had no impact on retained earnings. MGE and MGE Energy have elected to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the year ended December 31, 2007, less than $0.1 million of interest expense was recognized and no penalties were incurred.

Under FIN 48, the difference between the tax benefit amount taken on prior year tax returns, or expected to be taken on a current year tax return, and the tax benefit amount recognized in the financial statements is an unrecognized tax benefit. A tabular reconciliation of unrecognized tax benefits and interest under FIN 48 from January 1, 2007 (date of adoption) to December 31, 2007, is as follows:

(In thousands)	Tax	Interest
Amounts of unrecognized tax benefits, January 1, 2007, upon adoption of FIN 48 (Amounts are for years prior to 2007)	$ 277	$ 99
Settlements with taxing authorities paid in 2007	(186)	(24)
Reductions to beginning balance of unrecognized tax benefits as a result of settlements with taxing authorities	(91)	(75)
Amount of unrecognized tax benefits from 2007 tax positions	99	-
Unrecognized tax benefits, December 31, 2007	$ 99	$ -

Unrecognized tax benefits are liabilities shown with Other Deferred Liabilities on the December 31, 2007, balance sheets.

The unrecognized tax benefits recorded upon adoption of FIN 48 related to MGE's state tax matters that were under examination. In 2007, MGE reached a settlement regarding all state tax matters identified in the adoption of FIN 48. Unrecognized tax benefits arising in 2007 relate mainly to federal permanent differences and tax credits, the realization of which would not significantly impact the effective tax rate. The unrecognized tax benefits at December 31, 2007, are not expected to significantly increase or decrease within the next twelve months.

Wisconsin requires each corporation within a consolidated group to file a separate tax return.

The following table shows tax years that remain subject to examination by major jurisdiction:

Taxpayer	Open Years
MGE Energy and consolidated subsidiaries in federal return	2004 through 2007
MGE Energy Wisconsin separate corporation return	2003 through 2007
MGE Wisconsin separate corporation return	2005 through 2007

13.

Pension Plans and Other Postretirement Benefits - MGE Energy and MGE.

MGE maintains qualified and nonqualified pension plans, health care and life insurance benefits, and two defined contribution 401(k) benefit plans for its employees and retirees. MGE's costs for the 401(k) plans were $1.0 million in both 2007 and 2006, and $0.9 million in 2005. A measurement date of December 31 is utilized for all pension and postretirement benefit plans.

MGE employs 247 individuals who are covered by a collective bargaining agreement with Local Union No. 2304 of the IBEW, 102 employees who are covered by a collective bargaining agreement with Local Union No. 39 of the Office and Professional Employees International Union (OPEIU), and 5 employees covered by a collective bargaining agreement with USW Local Union Unit No. 2-0111 (USW). On May 12, 2006, the OPEIU employees ratified a new three-year labor agreement; on September 21, 2006, the IBEW employees ratified a new three-year labor agreement; and on October 11, 2006, the USW also ratified a new three-year labor agreement. Pursuant to these agreements, the OPEIU, IBEW, and USW have agreed to defined contribution pension plans for employees hired after December 31, 2006. All new nonunion employees hired after December 31, 2006, have also been enrolled in the defined contribution pension plan, rather than the defined benefit pension plan previously in place for existing nonunion employees.

In September 2006, the FASB issued SFAS 158, Employers' Accounting for Pension and Other Postretirement Plans. This pronouncement requires the recognition of the funded status of defined benefit and postretirement benefit plans on the balance sheet. Additionally, this statement requires that certain previously disclosed but unrecognized costs be recognized on the balance sheet. The provisions of this statement were adopted by MGE as of December 31, 2006, and are reflected in the following disclosure.

a.

Benefit Obligations.

(In thousands)	Pension Benefits		Other Postretirement Benefits
Change in benefit obligation:	2007	2006	2007	2006
Net benefit obligation at beginning of year	$176,312	$173,452	$49,986	$58,468
Service cost	5,165	5,404	1,618	1,954
Interest cost	10,421	9,758	3,101	3,000
Plan participants' contributions	-	-	366	296
Plan amendments	-	840	793	-
Actuarial (gain) loss	(9,253)	(7,943)	4,912	(12,286)
Curtailments	-	(227)	-	(265)
Special termination benefits	22	18	-	-
Gross benefits paid	(5,729)	(4,990)	(1,570)	(1,298)
Less: federal subsidy on benefits paid	-	-	125	117
Net benefit obligation at end of year	$176,938	$176,312	$59,331	$49,986

The accumulated benefit obligation for the defined benefit pension plan at the end of 2007 and 2006 was $153.3 million and $150.4 million, respectively. The accumulated benefit obligation for the other postretirement benefits at the end of 2007 and 2006, was $59.3 million and $50.0 million, respectively.

	Pension Benefits		Other Postretirement Benefits
Weighted-average assumptions used to determine end of year benefit obligations:	2007	2006	2007	2006
Discount rate	6.24%	5.90%	6.29%	5.97%
Rate of compensation increase	4.55%	4.55%	N/A	N/A

The following table shows assumed health care cost trend rates at December 31:

	2007	2006
Health care cost trend rate assumed for next year	8%	8%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5%	5%
Year that the rate reaches the ultimate trend rate	2012	2012

The assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.

The following table shows how an assumed 1% increase or 1% decrease in health care cost trends could impact postretirement benefits in 2007 dollars:

(In thousands)	1% Increase	1% Decrease
Effect on other postretirement benefit obligation	$8,341	$(7,114)

On December 8, 2003, the "Medicare Prescription Drug, Improvement and Modernization Act of 2003" (the Act) was signed into law authorizing Medicare to provide prescription drug benefits to retirees. The Act introduced a prescription drug benefit under Medicare as well as a Federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare prescription drug benefit. Management believes the prescription drug benefit provided under MGE's postretirement benefit plans is at least actuarially equivalent to the Medicare prescription drug benefit. In response to the enactment of the Act, on May 19, 2003, FSP 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, was issued, resulting in a remeasurement of its postretirement benefits and a remeasurement of its postretirement plans' assets and APBO as of January 1, 2004. For the year ended December 31, 2007, the subsidy due to MGE was $0.1 million.

b.

Plan Assets.

(In thousands)	Pension Benefits		Other Postretirement Benefits
Change in plan assets:	2007	2006	2007	2006
Fair value of plan assets at beginning of year	$134,372	$116,719	$15,261	$12,646
Actual return on plan assets	10,819	18,563	1,795	1,917
Employer contributions	5,656	4,080	690	1,699
Plan participants' contributions	-	-	366	296
Gross benefits paid	(5,729)	(4,990)	(1,570)	(1,297)
Fair value of plan assets at end of year	$145,118	$134,372	$16,542	$15,261

The expected long-term rate of return on the pension plan assets was 9.0% in both 2007 and 2006.

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

The asset allocation for MGE's pension plans at the end of 2007 and 2006, and the target allocation for 2008, by asset category, follows:

	Target Allocation	Percentage of Plan Assets at Year End
		2007	2006
Equity securities	75.0%	75.6%	76.6%
Debt securities	15.0%	13.2%	13.0%
Real estate	10.0%	11.2%	10.4%
Total	100.0%	100.0%	100.0%

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

e.

Other Postretirement Benefits.

The fair value of plan assets for these postretirement benefit plans is $16.5 million and $15.3 million at the end of 2007 and 2006, respectively. The expected long-term rate of return on these plan assets was 7.85% and 7.78% in 2007 and 2006.

Of the above amounts, $13.5 million and $12.3 million at the end of 2007 and 2006, respectively, were held in the master pension trust and are allocable to postretirement health expenses. The target asset allocation and investment strategy for the portion of assets held in the master pension trust are the same as that explained for MGE's pension plans.

The remainder of postretirement benefit assets are held either in an insurance continuance fund for the payment of retiree life benefits or a health benefit trust for payment of retiree health claims. There is no formal target asset allocation for these assets, but the intent is to seek interest income and maintain stability of principal.

f.

Funded Status.

The funded status at the end of the year, and the related amounts recognized on the Consolidated Balance Sheet are as follows:

(In thousands)	Pension Benefits		Other Postretirement Benefits
Funded status, end of year	2007	2006	2007	2006
Fair value of plan assets	$145,118	$134,372	$ 16,542	$ 15,261
Benefit obligations	176,938	176,312	59,331	49,986
Funded status	$(31,820)	$(41,940)	$(42,789)	$(34,725)

At December 31, 2007, MGE and MGE Energy included a $0.6 million current liability, a $74.1 million long-term liability, and a $33.7 million regulatory asset in the balance sheet to properly reflect the unfunded status of the plans.

At December 31, 2006, MGE and MGE Energy's balance sheets included a $0.6 million current liability, a $76.1 million long-term liability, and a $38.1 million regulatory asset to properly account for the unfunded status of the plan.

(In thousands)	Pension Benefits	Other Postretirement Benefits
Amounts recognized as regulatory asset	2007	2007
Net actuarial loss	$17,178	$9,562
Prior service cost	3,197	1,277
Transition obligation	286	2,172
	$20,661	$13,011

The qualified pension plans are 90% funded at December 31, 2007 (computed as a percent of projected benefit obligation).

The projected benefit obligation and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets at December 31, 2007 and 2006, were as follows:

	Pension Benefits
Projected Benefit Obligation in Excess of Plan Assets	2007	2006
Projected benefit obligation, end of year	$176,938	$176,312
Fair value of plan assets, end of year	$145,118	$134,372

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2007 and 2006, were as follows:

	Pension Benefits
Accumulated Benefit Obligation in Excess of Plan Assets	2007	2006
Projected benefit obligation, end of year	$16,371	$111,284
Accumulated benefit obligation, end of year	12,500	90,823
Fair value of plan assets, end of year	-	74,060

g.

Expected Cash Flows.

There are no required contributions for the 2007 plan year, but MGE may elect discretionary deductible contributions depending upon its valuation results and cash flow from operations. In 2007, MGE made $6.3 million in employer contributions to its pension and postretirement plans related to the 2006 and 2007 plan years. MGE has made a $5.4 million contribution in 2008 related to the 2007 plan year. See Footnote 27 for further discussion. These payments are made strictly at MGE's discretion as there are no contributions required for the 2007 plan year.

h.

Benefit Payments.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

	Pension	Other Postretirement
	Pension Benefits	Gross Postretirement Benefits	Expected Medicare Part D Subsidy	Net Postretirement Benefits
2008	$ 5,852	$ 2,147	$ (133)	$ 2,014
2009	6,638	2,431	(154)	2,277
2010	7,288	2,775	(177)	2,598
2011	7,998	3,163	(195)	2,968
2012	8,856	3,412	(225)	3,187
2013-2017	56,850	21,203	(1,584)	19,619

i.

Net Periodic Cost.

MGE has elected to recognize the cost of its transition obligation (the accumulated postretirement benefit obligation as of January 1, 1993) by amortizing it on a straight-line basis over 20 years.

(In thousands)	Pension Benefits			Other Postretirement Benefits
Components of net periodic benefit cost:	2007	2006	2005	2007	2006	2005
Service cost	$ 5,165	$ 5,404	$ 4,811	$ 1,618	$1,953	$1,905
Interest cost	10,421	9,758	9,185	3,101	3,000	3,054
Expected return on assets	(12,248)	(10,570)	(9,846)	(1,148)	(971)	(988)
Amortization of:
Transition obligation	143	237	260	427	437	434
Prior service cost	440	461	404	208	224	224
Actuarial loss	804	1,583	1,380	232	420	696
Curtailment (gain)/loss	-	105	-	-	(150)	-
Net periodic benefit cost	$ 4,725	$ 6,978	$ 6,194	$ 4,438	$4,913	$5,325

Weighted-average assumptions used to determine net periodic cost:
Discount rate	5.90%	5.65%	5.85%	5.97%	5.72%	5.85%
Expected return on plan assets	9.00%	9.00%	9.00%	7.78%	7.61%	9.00%
Rate of compensation increase	4.55%	4.52%	4.55%	N/A	N/A	N/A

On September 21, 2006, certain voluntary termination benefits were awarded to International Brotherhood of Electrical Workers (IBEW) who may be impacted by the discontinuance of coal use at Blount. These employees were offered certain supplemental early retirement benefits. As of December 31, 2007, four of the union employees declared their intent to retire early. The liability associated with these special termination benefits is reflected at the time they actually retire.

Additionally, during the twelve months ended December 31, 2006, a plan curtailment for MGE's bargaining pension and postretirement plans as defined in SFAS 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits had occurred. For the twelve months ended December 31, 2006, this resulted in a $0.1 million curtailment loss for the bargaining pension plan and a $0.2 million curtailment gain for the bargaining other postretirement plan, respectively. The net impact of the curtailment was recorded as a decrease to the regulatory asset established for the exit plan.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in the assumed health care cost trend rates would have had the following effect:

(In thousands)	1% Increase	1% Decrease
Effect on total service and interest cost components	$809	$(684)

During the third quarter of 2006, President Bush signed into law the Pension Protection Act of 2006, which will affect the manner in which companies, including MGE and MGE Energy, administer their pension plans. This legislation will require companies to, amongst other things, increase the amount by which they fund their pension plans, pay higher premiums to the Pension Benefit Guaranty Corporation if they sponsor defined benefit plans, amend plan documents and provide additional plan disclosures in regulatory filings and to plan participants. This legislation will be effective as of January 1, 2008. The U.S. Treasury Department's interim guidance indicates that further guidance is forthcoming. MGE does not expect significant changes in expected cash flows as a result of the Act. Absent changes in plan design as a result of the Act, the Act is not expected to materially impact MGE and MGE Energy's results of operations.

14.

Share-Based Compensation - MGE Energy and MGE.

The MGE Energy Board approved a Performance Unit Plan (the "Plan") on December 15, 2006. Under the Plan, eligible participants may receive performance units that entitle the holder to receive a cash payment equal to the value of a designated number of shares of MGE Energy's common stock, plus dividend equivalent payments thereon, at the end of the set performance period. Per the Plan's provisions, these awards are subject to a prescribed vesting schedule and must be settled in cash. Accordingly, no new shares of common stock will be issued in connection with the Plan. MGE and MGE Energy have adopted the provisions of SFAS 123R, Share-Based Payment. This guidance establishes standards for the accounting of transactions in which an entity exchanges equity instruments for goods and services. Additionally, this standard addresses the accounting for transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments.

On January 1, 2007, 22,479 units were granted based on the MGE Energy December 31, 2006, closing stock price. These units are subject to either a four or five year graded vesting schedule. Based on the provisions of SFAS 123R, on the grant date, MGE Energy and MGE measured the cost of the employee services received in exchange for the award based on current market value of MGE Energy common stock. The fair value of the awards on the grant date was $1.0 million. The fair value of the awards has been subsequently re-measured at December 31, 2007. Changes in fair value as well as the original grant have been recognized as compensation cost. Because this amount will be remeasured throughout the vesting period, the compensation cost is subject to variability.

For nonretirement eligible employees, stock based compensation costs are accrued and recognized using the graded vesting method. Pursuant to the provisions of SFAS 123R and the terms of the plan, compensation cost for retirement eligible employees or employees that will become retirement eligible during the vesting schedule, are recognized on an abridged horizon also using the graded vesting method.

During the twelve months ended December 31, 2007, MGE recorded $0.3 million in compensation expense as a result of this plan. No compensation expense was recognized in 2005 and 2006 as there had not been any grants during those years. No forfeitures or cash settlements occurred during the aforementioned period. No awards were fully vested at December 31, 2007.

On January 18, 2008, 18,538 units were granted based on the MGE Energy closing stock price as of that date.

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

Additionally, on May 1, 2004, MGE became a member of PJM. PJM is also an RTO. PJM is a neutral and independent party that coordinates and directs the operation of the region's transmission grid, administers a competitive wholesale electricity market, and plans regional transmission expansion improvements to maintain grid reliability and relieve congestion. MGE has two purchase power agreements, for a total of 65 MW, that are impacted by this market.

MGE reports on a net basis transactions on the Midwest ISO and PJM markets in which it buys and sells power within the same hour to meet electric energy delivery requirements. This treatment resulted in a $157.3 million, $154.4 million, and $122.2 million reduction to sales for resale and purchased power expense for the years ended December 31, 2007, 2006, and 2005, respectively.

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

During 2007 and 2006, MGE purchased and sold exchange traded and over the counter options, swaps, and future contracts. These arrangements are primarily entered into to help stabilize the price risk associated with gas or power purchases. These transactions are employed by both MGE's gas and electric segments. Additionally, as a result of the firm transmission agreements that MGE holds on transmission paths in the Midwest ISO market, at December 31, 2007, MGE holds 2008 FTRs. An FTR is a financial instrument that entitles the holder to a stream of revenues or charges based on the differences in hourly day ahead energy prices between two points on the transmission grid.

At December 31, 2007 and 2006, the cost basis of these instruments exceeded their fair value by $0.3 million and $3.1 million, respectively. These financial instruments will expire throughout 2008. Accordingly, the fair value of these instruments is reflected as a current regulatory asset and current deferred liability. Depending on the nature of the instrument, the gain or loss associated with these transactions will be reflected as natural gas purchased, fuel for electric generation, or purchased power expense in the delivery month applicable to the instrument.

During 2007, MGE has also entered into futures and basis swaps to take advantage of physical and financial arbitrage opportunities between supply basins and pricing spreads between future months' gas supply. Under the incentive mechanism within the PGA clause, MGE shareholders have the ability to receive 50% of the benefits or loss from these deals if certain thresholds are achieved. At December 31, 2007 and 2006, these positions were in an unrealized gain position of $0.2 million and $0.5 million, respectively. Of this amount, 50% is reflected in other comprehensive income and 50% is reflected as a current regulatory asset. These instruments all expire in 2008.

MGE has also entered into a ten-year purchased power agreement which provides MGE with firm capacity and energy beginning June 12, 2012, and ending on May 31, 2022 (the "base term"). The agreement also allows MGE the option to purchase power during a period of time preceding the base term as well as an option to extend the contract after the base term. The agreement is a derivative contract and is recognized at its fair value on the balance sheet. The fair value of the contract at December 31, 2007, is $0.1 million. Also, the derivative qualifies for regulatory deferral and is recognized with a corresponding regulatory liability.

On September 26, 2007, MGE entered into a non-exchange traded HDD collar. This agreement extends from January 2008 until March 2008 and has a premium of $0.2 million. Under this agreement, MGE is subject to a floor (3,450 HDD) and a ceiling (3,600 HDD), based on forecasted heating degree days during the indicated period. If heating degree days are below the floor, MGE is entitled to receive a payment, and if actual heating degree days exceed the ceiling, MGE is obligated to make a payment. Any payment or receipt is limited to $1.3 million. MGE will account for the HDD collar using the intrinsic value method pursuant to the requirements of EITF 99-2, Accounting for Weather Derivatives.

On November 1, 2006, MGE entered into a non-exchange traded weather derivative. This agreement extended from January 2007 until March 2007. This agreement had a premium of $0.3 million. Because heating degree days were in between the prescribed floor and ceiling, no additional gain or loss beyond the premium was recorded.

In October 2005, MGE also entered into two non-exchange traded weather derivatives. The first agreement extended from November 2005 until December 2005. This agreement had a premium of $0.1 million and resulted in a loss of less than $0.1 million. The second agreement extended from January 2006 until March 2006. This agreement also had a premium of $0.1 million and resulted in a gain of $0.6 million.

Nonperformance of counterparties to the non-exchange traded derivatives could expose MGE to credit loss. However, MGE enters into transactions only with companies that meet or exceed strict credit guidelines.

17.

Rate Matters - MGE Energy and MGE.

a.

Rate proceedings.

On December 14, 2007, the PSCW authorized MGE to increase 2008 electric rates by 4.8% or $16.2 million and increase gas rates by 2.8% or $7.8 million. The electric increase will cover costs for MGE's new wind energy projects, statewide energy efficiency renewable energy programs, transmission improvements by ATC, and accelerated costs to discontinue coal use at the Blount Station. In addition to funding the statewide energy programs, the natural gas rate increase covered costs for area gas construction projects needed to accommodate customer growth. Authorized return on common stock equity was set at 10.8% based on 57.4% utility common equity. The PSCW order allows MGE to eliminate a base rate case proceeding for 2009 and request a limited reopener for certain items. The costs MGE can update in its limited reopener include monitored fuel rules costs, ERGS lease payments and operation and maintenance costs as a result of ERGS Unit 1 becoming operational, and ATC network service fees.

Pursuant to the provisions of this rate order, the fuel rules bandwidth effective January 1, 2008, will be plus or minus 2%. See below for further description of fuel rules.

On December 22, 2006, the PSCW approved a limited scope rate case reopener related to MGE's current electric rates. This order approved an update to MGE's electric fuel costs monitored under the fuel rules, an updated estimate of the 2007 Elm Road carrying costs, and a request for recovery of increased ATC-related transmission costs through December 31, 2007. This order will result in a net 0.15% decrease, on average, in retail electric rates for 2007. The PSCW also approved the recovery of 100% AFUDC on the Top of Iowa III wind project beginning in November 2006 and continuing until construction on the project ceases. The fuel rules bandwidth established by this order and effective January 1, 2007, was plus or minus 2%.

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

Under fuel rules effective January 1, 2007, MGE could apply for a fuel surcharge if its actual electric fuel costs exceeded 102% of the electric fuel costs allowed in its latest rate order. Conversely, MGE could have been required to provide a fuel credit to its customers if actual electric fuel costs were less than 98% of the electric fuel costs allowed in that order.

On April 26, 2007, the PSCW approved a $0.00339 per kWh interim fuel surcharge on MGE's electric rates to cover increased fuel and purchased power expenses. Pursuant to the provisions of the fuel surcharge, MGE's electric revenues resulting from this surcharge were subject to refund and interest at 11%. On August 31, 2007, MGE received a final decision which reduced the fuel surcharge from $0.00339 per kWh to $0.00242 per kWh. These surcharges resulted in a gross increase to electric rates of $6.9 million for the twelve months ended December 31, 2007. For the interim period April 26, 2007, through August 31, 2007, the difference between the interim surcharge and the final surcharge was required to be refunded to customers. Accordingly, on October 6, 2007, a refund of $1.3 million was applied to customers' accounts.

As a result of a decrease in electric fuel costs during the twelve months ended December 31, 2006, as compared to those in its latest order, a interim fuel credit was approved by the PSCW. To account for this credit, MGE recorded a $19.1 million reduction to other electric revenues. This reduction to other electric revenues reflected MGE's estimated obligation under the interim fuel credit and subject to refund provision implemented by the PSCW during 2006. During the year ended December 31, 2006, $16.8 million had been credited to electric customers. An additional $2.4 million (includes interest) was applied to customers' accounts in April 2007.

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

18.

Commitments.

a.

Coal Contracts - MGE Energy and MGE.

MGE has coal supply contracts related to the Blount plant. As of December 31, 2007, total coal commitments related to the Blount plant are estimated to be $6.9 million for 2008. Fuel procurement for MGE's jointly owned Columbia and Elm Road plants are handled by Alliant and We Energies, respectively, the operating companies. If any minimum purchase obligations must be paid under these contracts, management believes these obligations would be considered costs of service and recoverable in rates. As of December 31, 2007, MGE's share of the total coal commitments for the Columbia and Elm Road plants are estimated to be $12.2 million in 2008, $15.9 million in 2009, $22.2 million in 2010, $5.2 million in 2011, and $4.2 million in 2012.

MGE's Blount plant also utilized paper-derived fuel. MGE has a fixed commitment with a supplier of this alternative fuel. Commitments under this arrangement are $0.2 million per year for 2008, 2009, 2010, and 2011.

b.

Purchased Power Contracts - MGE Energy and MGE.

MGE has several purchase power agreements to help meet future electric supply requirements. As of December 31, 2007, MGE's total commitments for energy and purchase power agreements for capacity are estimated to be $9.1 million in 2008, $9.2 million in both 2009 and 2010, $9.3 million in 2011, and $16.8 million in 2012. Management expects to recover these costs in future customer rates.

On September 21, 2007, MGE entered into a ten-year purchase power agreement which provides MGE with firm capacity, energy, and a pro-rata share of the counterparty's rights to renewable attributes beginning on June 1, 2012, and ending on May 31, 2022 (the "base term"). This agreement obligates MGE to purchase a minimum of 50 MW of capacity each year and a fixed amount of energy. Pursuant to the terms of this agreement, MGE has the option to extend the ten year term and/or purchase additional energy and capacity during the base term. MGE has not exercised either of these options at this time.

On April 23, 2007, MGE entered into a 20-year purchase power agreement for wind generation. Under this agreement, MGE has agreed to purchase 30 MW of wind power from the Top of Iowa II project which is being constructed in Iowa. This facility became operational in January 2008. MGE does not have any capacity payment commitments under this agreement. However, MGE is obligated to purchase its ratable share of the energy produced by the project.

On February 21, 2007, MGE and Invenergy signed an amendment to an existing purchase power agreement. Under this amended agreement, MGE has agreed to purchase approximately 15 MW of wind power at a facility to be constructed near Brownsville, Wisconsin for a 20-year term. Construction of this facility began in June 2007 and the facility is expected to be operational in early 2008. MGE does not have any capacity payment commitments under this agreement. However, MGE is obligated to purchase its ratable share of the energy produced by the unit.

c.

Natural Gas Transportation and Storage Contracts - MGE Energy and MGE.

MGE's natural gas transportation and storage contracts require fixed monthly payments for firm supply pipeline transportation and storage capacity. The pricing components of the fixed monthly payments for the transportation and storage contracts are established by FERC but may be subject to change. As of December 31, 2007, these payments are estimated to be $15.0 million in 2008, $14.1 million in 2009, $13.8 million in 2010, $9.0 million in 2011, and $0.7 million in 2012. MGE also has natural gas supply commitments. These commitments include market-based pricing. As of December 31, 2007, total natural gas supply commitments for 2008 are estimated to be $30.7 million. Management expects to recover these costs in future customer rates.

d.

Environmental - MGE Energy and MGE.

MGE is listed as a potentially responsible party for a site the EPA has placed on the national priorities Superfund list. The Lenz Oil site in Lemont, Illinois, was used for storing and processing waste oil for several years. This site requires clean up under the Comprehensive Environmental Response, Compensation and Liability Act. A group of companies, including MGE, is currently working on cleaning up the site. Management believes that its share of the final cleanup costs will not result in any materially adverse effects on MGE's operations, cash flows, or financial position. Insurance may cover a portion of the cleanup costs. Management believes that the cleanup costs not covered by insurance will be recovered in current and future rates. At December 31, 2007, MGE accrued a $0.1 million gross liability for this matter. The expected range of loss for this item is estimated to be between $0.1 million and $0.2 million.

Effective March 31, 2006, Wisconsin adopted the Energy Efficiency and Renewables Act that focuses on three areas: increasing the use of renewable energy in Wisconsin, promoting the development of renewable energy technologies, and strengthening the state's energy efficiency programs. This new legislation requires that by 2015, 10% of the state's electricity be generated from renewable resources. As part of this initiative, MGE plans to add additional renewable energy resources, such as wind farms. See Footnote 22 for discussion of agreements relating to the development of wind generation resources.

Air quality regulations promulgated by the EPA and DNR in accordance with the Federal Clean Air Act and the Clean Air Act Amendments of 1990 impose restrictions on emission of particulates, sulfur dioxide (SO2), nitrogen oxides (NOx), and other pollutants and require permits for operation of emission sources. These permits have been obtained by MGE and must be renewed periodically.

Various initiatives including, but not limited to, the Clean Air Interstate Rule (CAIR), Clean Air Mercury Rule (CAMR), maximum achievable control technology (MATC) standards, new source performance standards (NSPS) and existing and proposed state mercury emissions limits, are expected to result in significant additional operating and capital expenditures at Columbia. The Columbia operator's current estimates show that MGE's share of the capital expenditures required to comply with these environmental initiatives will be between $130 million and $200 million. According to current estimates, compliance with these initiatives is also expected to result in an increase to MGE's pro-rata share of Columbia's on-going operating expenses. The operator and MGE management are continuing to explore various alternatives to comply with these standards. Accordingly, actual capital expenditures may fall above or below the range provided. These standards and initiatives may also result in additional capital and operating expenditures at MGE's other generating facilities. MGE expects that the costs to comply with these standards will be fully recoverable through rates. The PSCW is permitting MGE to defer pre-certification and pre-construction costs related to compliance with CAIR and CAMR regulations at Columbia. Additionally, MGE is entitled to 100% AFUDC on the related pre-construction costs. As of December 31, 2007, MGE had incurred $0.8 million in costs at Columbia related to these initiatives.

As of December 31, 2007, Columbia entered into various contractual commitments with vendors for a small portion of the aforementioned expenditures. MGE is indirectly a party to these agreements as a result of its joint ownership of Columbia and is also contractually obligated, under the applicable ownership and operating agreements, with respect to any commitments made. MGE's share of these commitments will be $0.9 million for 2008. These costs are expected to be capitalized and included in the consolidated balance sheet of MGE.

e.

Chattel Paper Agreement and Other Guarantees - MGE Energy and MGE.

MGE makes available to qualifying customers a financing program for the purchase and installation of energy-related equipment that will provide more efficient use of utility service at the customer's property. MGE is party to a chattel paper purchase agreement with a financial institution under which it can sell or finance an undivided interest with recourse, in up to $10.0 million of the financing program receivables, until August 31, 2008. At December 31, 2007, 2006, and 2005, respectively, MGE had sold a $3.8 million, $4.8 million, and $5.1 million interest in these receivables, which MGE accounted for as a sale under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities - a Replacement of FASB Statement No. 125. MGE retains the servicing responsibility for these receivables.

On January 1, 2007, MGE adopted SFAS 156, Accounting for Servicing of Financial Assets, an amendment of SFAS 140 . SFAS 156 clarified when to separately account for servicing rights, requires these rights to be initially measured at fair value, and provides the option to subsequently account for those servicing rights at either fair value or under the amortization method previously required under SFAS 140. MGE continues to account for servicing rights under the amortization method. Initial determination of the servicing asset fair value is based on the present value of the estimated future cash flows. The discount rate is based on the PSCW authorized weighted cost of capital.

MGE maintains responsibility for collecting and remitting loan payments from customers to the financial institution and does not retain any interest in the assets sold to the financial institution. As of December 31, 2007, 2006, and 2005, MGE has recorded a servicing asset of $0.1 million, $0.1 million, and $0.2 million, respectively. MGE recognized gains of less than $0.1 million in each of the years ended December 31, 2007, 2006, and 2005, in connection with the sale of loan assets. The servicing asset recognized and the amount amortized in 2007 was $0.1 million. The loan assets are sold to the financial institution at cost, which approximates fair value in view of their market rates of interest. During 2007, 2006, and 2005, MGE received approximately $0.5 million, $0.7 million, and $0.5 million, respectively, from the financial institution for the sale of loan assets. During those same years, payments of $1.9 million, $1.2 million, and $1.7 million, respectively, were made by MGE to the financial institution.

MGE would be required to perform under the guarantee if the customer defaulted on its loan. The energy-related equipment installed at the customer sites is used to secure the customer loans. The loan balances outstanding at December 31, 2007, approximate the fair value of the energy-related equipment acting as collateral. The length of the MGE guarantee to the financial institution varies from one to ten years depending on the term of the customer loan. Principal payments for the next five years on the loans are $1.0 million in 2008, $0.6 million in 2009, $0.8  million in 2010, $0.5 million in 2011, and $0.3 million in 2012.

MGE Energy also has guaranteed debt service payments on a development project. This guarantee is a two year commitment ending in 2009 with a maximum financial exposure of $0.2 million for the term of the guarantee.

f.

Elm Road Purchase Commitments - MGE and MGE Energy.

Based on current forecasts, the remaining capital costs for the Elm Road project will be $48.0 million in 2008, $20.5 million in 2009, and $3.5 million in 2010. Included in the 2008 amount is $4.5 million, which has been accrued and recorded as construction work in progress at December 31, 2007. See Footnote 21 for further discussion.

g.

Top of Iowa III Wind Project Commitments - MGE and MGE Energy.

Based on current forecasts, the remaining capital commitments for the Top of Iowa III wind project will be $9.0 million in 2008. Included in this amount is $8.7 million, which has been accrued and recorded as construction work in progress at December 31, 2007. See Footnote 22 for further discussion.

h.

Leases - MGE Energy and MGE.

MGE has noncancelable operating leases, primarily for combustion turbines, railcars, and computer equipment. The operating leases generally do not contain renewal options, with the exception of certain railcar operating leases. These leases have a renewal option of one year or less. MGE is required to pay all executory costs such as maintenance and insurance for its leases.

Future minimum rental payments at December 31, 2007, under agreements classified as operating leases with noncancellable terms in excess of one year are as follows:

(In thousands)
2008	$ 2,650
2009	2,159
2010	1,630
2011	1,455
2012	1,440
Thereafter	12,251
Total minimum future lease payments	$21,585

Rental expense under operating leases totaled $3.0 million for 2007, $3.1 million for 2006, and $2.7 million for 2005.

i.

Other Legal Matters.

MGE is involved in various other legal matters that are being defended and handled in the normal course of business. MGE maintains accruals for such costs that are probable of being incurred and subject to reasonable estimation. As of December 31, 2007, MGE has a total of $1.5 million accrued in the financial statements for such matters. The ultimate outcome of such matters are uncertain and may have an adverse effect on MGE's results of operations or cash flows.

j.

Other Commitments.

MGE Energy and MGE hold equity investments in various non-public entities. See Footnote 4 for further discussion. From time to time these entities require additional capital infusions from their investors. MGE Energy has committed to contribute $0.8 million in capital for such infusions. Additionally, MGE has committed to contribute $0.1 million in capital for such infusions. The timing of these infusions is dependent on the needs of the investee and is therefore uncertain at this time.

MGE has also made a $1.1 million commitment to the City of Madison for certain "green energy" projects. These funds will primarily be used to construct or purchase assets that will be owned by MGE and will be included in the property, plant and equipment balance on the MGE and MGE Energy's financial statements once the costs are incurred. The timing of the capital expenditures is dependent on the feasibility of the individual projects. MGE currently expects that $0.2 million will be expended each year in 2008, 2009, 2010, 2011, and $0.3 million in 2012.

19.

Restructuring Activities - MGE Energy and MGE.

On January 19, 2006, MGE announced a plan, subject to certain conditions, that includes discontinuing coal use at the end of 2011 at Blount. The plant will continue to run on natural gas but will be reduced from its current approximate 190 MW capacity to 100 MW when coal burning is discontinued. MGE has determined that certain employee positions will be eliminated in 2011 as a result of this exit plan.

On January 19, 2006, MGE entered into severance agreements providing severance benefits to the nonunion employees affected by the exit plan. Additionally, on September 21, 2006, MGE ratified a labor agreement with the IBEW providing those union employees impacted by the exit plan with involuntary and voluntary severance benefits. MGE has accounted for the involuntary union and nonunion severance benefits in accordance with the provisions of SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. These benefits were recognized initially at the respective communication dates based on the fair value of the liability as of the termination date and are being recognized ratably over the future service period of the employees.

Benefits are expected to be paid as follows: $0.1 million will be paid out in 2008, $0.2 million in 2010, and $1.4 million in 2011.

MGE will recover in rates the costs associated with the discontinuance of coal at Blount. As such, the severance charges for the union and nonunion employees have been deferred and recognized on the consolidated balance sheet of MGE Energy and MGE as a regulatory asset.

The following table presents the activity in the restructuring accrual from December 31, 2006, through December 31, 2007:

(In thousands)
Balance at December 31, 2006	$202
Additional expense during the period	414
Cash payments during the period	(7)
Balance at December 31, 2007	$609

The aforementioned exit plan has also resulted in a plan curtailment for MGE's bargaining pension and postretirement plans as defined in SFAS 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits. See Footnote 13 for discussion of the accounting implications.

20.

Asset Retirement Obligations - MGE Energy and MGE.

FIN 47 and SFAS 143

Effective January 1, 2003, MGE recorded an obligation for the fair value of its legal liability for asset retirement obligations associated with removing an electric substation, a combustion turbine generating unit, wind generating facilities, and photovoltaic generating facilities, all of which are located on property not owned by MGE and MGE Energy and would be removed upon the ultimate end of the lease. As of December 31, 2005, MGE adopted FIN 47. The adoption of FIN 47 required MGE to update an existing inventory of AROs, originally created for the adoption of SFAS 143, and to determine which, if any, of the conditional AROs could be reasonably estimated. The significant conditional AROs identified by MGE included the costs of abandoning in place gas services and mains, the abatement and disposal of equipment and buildings contaminated with asbestos and polychlorinated biphenyls, and the proper disposal and removal of tanks. Changes in management's assumptions regarding settlement dates, settlement methods, or assigned probabilities could have had a material effect on the liabilities recorded by MGE at December 31, 2007, as well as the regulatory asset recorded.

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

In December 2007, upon substantial completion of the Top of Iowa III wind project, MGE recorded an obligation for the fair value of its legal liability for asset retirement obligations associated with the removal, demolition, and restoration of the facility and associated site.

The following table shows costs as of December 31, 2005 and 2006, and changes to the asset retirement obligations and accumulated depreciation through December 31, 2007. Amounts include conditional AROs per FIN 47.

(In thousands)	(a) Original Asset Retirement Obligation	(b) Accumulated Accretion	(c) (a + b) Asset Retirement Obligation	(d) Accumulated Depreciation- Related Asset
Balance, December 31, 2005	$3,934	$7,882	$11,816	$1,685
Changes through December 31, 2006	-	663	663	105
Balance, December 31, 2006	$3,934	$8,545	$12,479	$1,790
Changes through December 31, 2007	1,431	400	1,831	47
Balance, December 31, 2007	$5,365	$8,945	$14,310	$1,837

In 2007, MGE reduced accumulated accretion by $0.3 million due to the removal and retirement of assets.

Non-SFAS 143 Costs

Accumulated costs of removal that are non-SFAS No. 143 obligations are classified within the financial statements as regulatory liabilities. At December 31, 2007 and 2006, there were $13.2 million and $13.0 million of these costs recorded as regulatory liabilities within the financial statements, respectively.

21.

Elm Road - MGE Energy and MGE.

a.

Consolidation.

On November 4, 2005, MGE Power Elm Road acquired a 8.33% ownership interest in each of two 615 MW generating units being constructed in Oak Creek, Wisconsin. Each owner provides its own financing and reflects its respective portion of the facility and costs in its financial statements. MGE Power Elm Road's estimated share of capital costs for both units is approximately $171 million (excluding capitalized interest). At December 31, 2007, MGE Power Elm Road had incurred $103.7 million (excluding capitalized interest) of costs on the project, which is reflected in the Construction Work In Progress balance on MGE and MGE Energy's consolidated balance sheets. These amounts may change as a result of modifications to the project estimate or timing differences.

MGE Power Elm Road calculates capitalized interest in accordance with SFAS 34, Capitalization of Interest Cost, on the Elm Road project. At December 31, 2007, MGE Power Elm Road had recorded a total of $6.0 million in capitalized interest related to the Elm Road project.

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

b.

Nonregulated Revenues.

On November 1, 2005, MGE received approval from the PSCW to defer payments made to MGE Power Elm Road for carrying costs during construction of the facility, management fees, and community impact mitigation costs. MGE estimates that the total carrying costs on the Elm Road project will be $53.6 million. This estimate is subject to change based on changes in interest rates, timing of capital expenditures, and the total project cost.

MGE began collecting the carrying costs in rates in 2006. These amounts are being collected over multiple years. Of these costs, MGE estimates $21.1 million relates to the capitalized interest and the debt portion of the facility. These costs will be recognized over the period in which the facility will be depreciated. The remaining $32.5 million represents the equity portion and is being recognized over the period allowed for recovery in rates. For the year ended December 31, 2007, $6.8 million related to the carrying costs were recovered in rates. Of this amount, $2.7 million relates to the debt portion of the facility and was deferred on the consolidated financial statements of MGE and MGE Energy. The remaining $4.1 million represents the equity portion and was recognized as nonregulated revenues in the consolidated financial statements of MGE and MGE Energy.

c.

WPDES Permit.

On November 29, 2007, the Administrative Law Judge (the "ALJ") in the proceeding related to the previously issued Wisconsin Pollution Discharge Elimination System ("WPDES") permit determined that the two additional coal units that are part of the Oak Creek expansion are "new facilities" under Section 316(b) of the Federal Clean Water Act.

The ALJ did not vacate the WPDES permit or any other permit necessary to continue construction of the two additional coal units, pointing out that, based upon the present record, the water intake system currently under construction as part of the Oak Creek expansion may be permittable under the standards that apply to new facilities.

The ALJ remanded the WPDES permit to the Wisconsin Department of Natural Resources (the "WDNR") and directed the WDNR to reissue or modify the permit to reflect "best technology available" to comply with the standards applicable to new facilities under Wisconsin state law. As part of the decision, the ALJ restated his prior opinion that the water intake system currently under construction may not be operated so long as it remains a contested matter.

The Operator has advised us that there are alternatives under the United States Environmental Protection Agency's (the "EPA") rule for new facilities that would permit the use of the once-through cooling system rather than the use of cooling towers. The Operator has requested the WDNR to issue a modified permit and has submitted additional information to the WDNR supporting the request for approval of the once-through cooling system under this rule. The Operator anticipates the WDNR will complete the WPDES permit modification process in the first half of 2008. At this time, we cannot predict with certainty what the WDNR's decision will be. A reissued permit would be subject to public comment and possible administrative and legal review.

While the process for modifying the WPDES permit proceeds, construction of the additional coal units will continue on the current schedule.

22.

Top of Iowa III Wind Project - MGE Energy and MGE.

On September 29, 2006, MGE formalized plans to acquire 29.7 MW or 18 turbines in a wind-powered electric generating facility located in Worth County, Iowa. Construction of this facility is expected to be completed in the first quarter of 2008. MGE's costs to complete this project are $57.6 million (excluding AFUDC). At December 31, 2007, MGE had incurred $55.9 million (excluding AFUDC) of costs on the project, which is reflected in the Construction Work in Progress balance on MGE and MGE Energy's consolidated balance sheets. MGE was permitted to recover 100% AFUDC on the Top of Iowa III wind project beginning in November 2006 and continuing until construction on the project is complete. At December 31, 2007, MGE recognized a total of $2.4 million in AFUDC for this project.

MGE will begin recovering the costs of this project in rates in 2008.

23.

Adoption of Accounting Principles and Recently Issued Accounting Pronouncements - MGE Energy and MGE.

a.

SFAS 157.

In September 2006, the FASB issued FASB Statement 157, Fair Value Measurements (SFAS 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability. SFAS 157 will be effective as of January 1, 2008. MGE and MGE Energy have created an inventory of items under the scope of this standard. This inventory primarily includes marketable securities and derivatives. The adoption of this standard does not materially impact MGE Energy's and MGE's financial statements. This standard will however require additional disclosure within the footnotes.

b.

SFAS 159.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115. This statement allows companies to choose to measure certain financial instruments and other items at fair value at specified election dates. Under this standard, companies are permitted to choose the fair value option on an instrument-by-instrument basis. MGE has not elected to early adopt this statement. Accordingly, SFAS 159 is effective for MGE as of January 1, 2008. MGE has assessed this standard and the related implications. Based on this assessment, MGE has concluded that on January 1, 2008, it will not elect the fair value option available under this standard.

c.

FSP FIN 39-1.

In April 2007, the FASB issued FSP 39-1, Amendment of FASB Interpretation No. 39 (FSP FIN 39-1). This pronouncement amends FIN 39, Offsetting of Amounts Related to Certain Contracts, and allows companies to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting agreement. MGE and MGE Energy will be electing the accounting policies prescribed by this pronouncement. FSP FIN 39-1 will be effective for MGE and MGE Energy as of January 1, 2008. The effects of applying this pronouncement shall be recognized as a change in accounting principle through retroactive application for all financial statements presented unless it is impracticable to do so. The adoption of this pronouncement is not expected to have any impact on MGE or MGE Energy's net income.

d.

FAS 160 and FAS 141(R).

In December 2007, the FASB issued FAS 160, Non-Controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 and FAS 141(R), Business Combinations. These pronouncements will change the accounting and reporting for business acquisitions and noncontrolling interest in a subsidiary. In addition, FAS 160 will change the accounting and reporting for the deconsolidation of a subsidiary. FAS 160 and FAS 141(R) will be effective for MGE and MGE Energy as of January 1, 2009. MGE and MGE Energy are currently assessing the impact these pronouncements will have on their financial statements.

24.

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

The following table shows segment information for MGE Energy's and MGE's operations:

MGE Energy (In thousands) Year ended December 31, 2007	Electric	Gas	Non- Regulated Energy	Transmission Investment	All Others	Consolidation/ Elimination Entries	Consolidated Total
Operating revenues	$334,488	$197,925	$ 5,181	$ -	$ -	$ -	$ 537,594
Interdepartmental revenues	506	21,134	14,858	-	-	(36,498)	-
Total operating revenues	334,994	219,059	20,039	-	-	(36,498)	537,594
Depreciation and amortization	(20,994)	(8,527)	(2,678)	-	-	-	(32,199)
Other operating expenses	(260,184)	(197,491)	(108)	(2)	(441)	36,498	(421,728)
Operating income (loss)	53,816	13,041	17,253	(2)	(441)	-	83,667
Other income (loss)	642	(589)	-	6,047	(31)	-	6,069
Interest income (expense), net	(9,860)	(2,962)	(2,509)	-	2,275	-	(13,056)
Income before taxes	44,598	9,490	14,744	6,045	1,803	-	76,680
Income tax provision	(15,147)	(3,594)	(5,917)	(2,427)	(770)	-	(27,855)
Net income	$ 29,451	$ 5,896	$ 8,827	$ 3,618	$1,033	$ -	$ 48,825
Year ended December 31, 2006
Operating revenues	$318,912	$185,226	$ 3,408	$ -	$ -	$ -	$ 507,546
Interdepartmental revenues	500	19,135	15,019	-	-	(34,654)	-
Total operating revenues	319,412	204,361	18,427	-	-	(34,654)	507,546
Depreciation and amortization	(20,260)	(8,339)	(2,743)	-	-	-	(31,342)
Other operating expenses	(247,662)	(183,534)	(143)	(8)	(517)	34,654	(397,210)
Operating income (loss)	51,490	12,488	15,541	(8)	(517)	-	78,994
Other income (loss)	(1,238)	247	-	5,317	3	-	4,329
Interest income (expense), net	(10,281)	(2,900)	(2,654)	-	834	-	(15,001)
Income before taxes	39,971	9,835	12,887	5,309	320	-	68,322
Income tax provision	(14,865)	(3,654)	(5,109)	(2,134)	(137)	-	(25,899)
Net income	$ 25,106	$ 6,181	$ 7,778	$3,175	$ 183	$ -	$ 42,423
Year ended December 31, 2005
Operating revenues	$310,984	$200,533	$ 603	$ -	$1,250	$ -	$513,370
Interdepartmental revenues	453	25,764	10,106	-	-	(36,323)	-
Total operating revenues	311,437	226,297	10,709	-	1,250	(36,323)	513,370
Depreciation and amortization	(19,472)	(7,937)	(1,866)	-	-	-	(29,275)
Other operating expenses	(256,987)	(202,429)	(124)	-	(278)	36,195	(423,623)
Operating income (loss)	34,978	15,931	8,719	-	972	(128)	60,472
Other income	51	13	-	4,871	3	-	4,938
Interest income (expense), net	(9,345)	(2,636)	(1,549)	-	82	-	(13,448)
Income (loss) before taxes	25,684	13,308	7,170	4,871	1,057	(128)	51,962
Income tax provision	(9,642)	(5,013)	(2,874)	(1,956)	(430)	44	(19,871)
Net income (loss)	$ 16,042	$ 8,295	$ 4,296	$ 2,915	$ 627	$ (84)	$ 32,091

MGE (In thousands) Year ended December 31, 2007	Electric	Gas	Non- Regulated Energy	Transmission Investment	Consolidation/ Elimination Entries	Consolidated Total
Operating revenues	$334,488	$197,925	$ 5,181	$ -	$ -	$ 537,594
Interdepartmental revenues	506	21,134	14,858	-	(36,498)	-
Total operating revenues	334,994	219,059	20,039	-	(36,498)	537,594
Depreciation and amortization	(20,994)	(8,527)	(2,678)	-	-	(32,199)
Other operating expenses*	(275,652)	(201,038)	(6,025)	(2)	36,498	(446,219)
Operating income (loss)*	38,348	9,494	11,336	(2)	-	59,176
Other income (loss)	963	(636)	-	3,620	-	3,947
Interest expense, net	(9,860)	(2,962)	(2,509)	-	-	(15,331)
Income before minority interest	29,451	5,896	8,827	3,618	-	47,792
Minority interest, net of tax	-	-	-	-	(10,721)	(10,721)
Net income (loss)	$ 29,451	$ 5,896	$ 8,827	$3,618	$(10,721)	$ 37,071
Year ended December 31, 2006
Operating revenues	$318,912	$185,226	$ 3,408	$ -	$ -	$507,546
Interdepartmental revenues	500	19,135	15,019	-	(34,654)	-
Total operating revenues	319,412	204,361	18,427	-	(34,654)	507,546
Depreciation and amortization	(20,260)	(8,339)	(2,743)	-	-	(31,342)
Other operating expenses*	(263,057)	(187,096)	(5,252)	(8)	34,653	(420,760)
Operating income (loss)*	36,095	8,926	10,432	(8)	(1)	55,444
Other income (loss)	(708)	155	-	3,183	(23)	2,607
Interest expense, net	(10,281)	(2,900)	(2,654)	-	-	(15,835)
Income (loss) before minority interest	25,106	6,181	7,778	3,175	(24)	42,216
Minority interest, net of tax	-	-	-	-	(9,610)	(9,610)
Net income (loss)	$ 25,106	$ 6,181	$ 7,778	$3,175	$ (9,634)	$ 32,606
Year ended December 31, 2005
Operating revenues	$310,984	$200,533	$ 603	$ -	$ -	$512,120
Interdepartmental revenues	453	25,764	10,106	-	(36,323)	-
Total operating revenues	311,437	226,297	10,709	-	(36,323)	512,120
Depreciation and amortization	(19,472)	(7,937)	(1,866)	-	-	(29,275)
Other operating expenses*	(266,903)	(207,519)	(2,998)	-	37,154	(440,266)
Operating income	25,062	10,841	5,845	-	831	42,579
Other income (loss)*	325	90	-	2,915	(890)	2,440
Interest expense, net	(9,345)	(2,636)	(1,549)	-	-	(13,530)
Income (loss) before minority interest	16,042	8,295	4,296	2,915	(59)	31,489
Minority interest, net of tax	-	-	-	-	(5,438)	(5,438)
Net income (loss)	$ 16,042	$ 8,295	$ 4,296	$2,915	$ (5,497)	$ 26,051

*Amounts are shown net of the related tax expense, consistent with the presentation on the consolidated MGE Income Statement.

The following table shows segment information for MGE Energy's and MGE's assets and capital expenditures:

(In thousands)	Utility			Consolidated
MGE Energy	Electric	Gas	Assets not Allocated	Nonregulated Energy	Transmission Investment	All Others	Consolidation/ Elimination Entries	Total
Assets:
December 31, 2007	$614,949	$234,002	$14,876	$227,415	$40,808	$342,491	$(362,954)	$1,111,587
December 31, 2006	547,150	228,639	12,270	177,234	38,470	298,261	(319,792)	982,232
December 31, 2005	533,896	233,139	21,013	143,101	35,239	276,565	(326,046)	916,907
Capital Expenditures:
Year ended Dec. 31, 2007	$70,687	$12,091	$ -	$53,480	$ -	$ -	$ -	$136,258
Year ended Dec. 31, 2006	50,604	10,206	-	31,765	-	-	-	92,575
Year ended Dec. 31, 2005	40,340	10,264	-	35,167	-	-	-	85,771

(In thousands)	Utility			Consolidated
MGE	Electric	Gas	Assets not Allocated	Nonregulated Energy	Transmission Investment	Consolidation/ Elimination Entries	Total
Assets:
December 31, 2007	$614,949	$234,002	$14,876	$227,165	$40,808	$(15,908)	$1,115,892
December 31, 2006	547,150	228,639	12,270	176,984	38,470	(12,983)	990,530
December 31, 2005	533,896	233,139	21,013	142,875	35,239	(52,366)	913,796
Capital Expenditures
Year ended Dec. 31, 2007	$70,687	$12,091	$ -	$53,480	$ -	$ -	$136,258
Year ended Dec. 31, 2006	50,604	10,206	-	31,765	-	-	92,575
Year ended Dec. 31, 2005	40,340	10,264	-	35,167	-	-	85,771

25.

Quarterly Summary of Operations - MGE Energy (unaudited).

(In thousands, except per-share amounts)	Quarters Ended
2007	March 31	June 30	Sept. 30	Dec. 31
Operating revenues:
Regulated electric revenues	$ 76,764	$ 80,947	$ 98,435	$ 78,342
Regulated gas revenues	89,843	28,297	16,588	63,197
Nonregulated revenues	1,279	1,301	1,300	1,301
Total	167,886	110,545	116,323	142,840
Operating expenses	146,253	93,822	90,588	123,264
Operating income	21,633	16,723	25,735	19,576
Interest and other income	(2,225)	(1,430)	(890)	(2,442)
Income tax provision	(7,106)	(5,327)	(9,309)	(6,113)
Earnings on common stock	$ 12,302	$ 9,966	$ 15,536	$ 11,021
Earnings per common share	$0.59	$0.47	$0.71	$0.50
Dividends per share	$0.348	$0.348	$0.355	$0.355
2006
Operating revenues:
Regulated electric revenues	$ 72,553	$75,441	$ 93,101	$ 77,817
Regulated gas revenues	85,109	23,358	16,694	60,065
Nonregulated revenues	923	922	834	729
Total	158,585	99,721	110,629	138,611
Operating expenses	137,726	85,882	87,871	117,073
Operating income	20,859	13,839	22,758	21,538
Interest and other income	(2,132)	(2,529)	(1,907)	(4,104)
Income tax provision	(7,211)	(4,259)	(8,148)	(6,281)
Earnings on common stock	$ 11,516	$ 7,051	$ 12,703	$ 11,153
Earnings per common share	$ 0.56	$ 0.34	$ 0.62	$ 0.54
Dividends per share	$0.345	$0.345	$0.348	$0.348

Notes:

•

The quarterly results of operations within a year may not be comparable because of seasonal and other factors.

•

The sum of earnings per share of common stock for any four quarters may vary slightly from the earnings per share of common stock for the equivalent twelve-month period due to rounding.

•

MGE Energy's operations are based primarily on its utility subsidiary MGE.

26.

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

During 2007, 2006, and 2005, MGE recorded $18.7 million, $16.3 million, and $14.9 million, respectively for transmission services received from ATC. MGE also provides a variety of operational, maintenance, and project management work for ATC, which is reimbursed by ATC. For each of the years ended December 31, 2007, 2006, and 2005, MGE had a receivable due from ATC of $0.1  million.

WEPCO and ATC entered into an interconnection agreement related to transmission system upgrades for the Elm Road project, in which MGE Power Elm Road has an undivided 8.33% ownership interest. At December 31, 2007 and 2006, MGE Power Elm Road has a receivable from ATC totaling $2.8 million and $2.4 million, respectively, related the work done by ATC on the Elm Road interconnection project. MGE will be reimbursed for all these costs upon completion of the project.

For additional discussion on MGE's relationship with ATC, see Footnote 4.

27.

Subsequent Events- MGE Energy and MGE.

a.

Pension and Postretirement Benefit Payment.

On January 14, 2008, MGE made a cash payment of $5.4 million to the pension and postretirement plans. This contribution was made at MGE's discretion.

b.

Venture Debt Commitment.

On January 15, 2008, MGE Energy entered into an three year agreement with a venture debt fund. As a result of this agreement, MGE Energy has committed $0.5 million to this venture debt fund .

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

MGE Energy and MGE

None.

Item 9A. Controls and Procedures.

MGE Energy and MGE

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

During the fourth quarter of 2007, each registrant's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to that registrant, including its subsidiaries, is accumulated and made known to that registrant's management, including its principal executive officer and its principal executive financial officer, by other employees of that registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, the registrants do not control or manage certain of their unconsolidated entities, and thus, their access and ability to apply their procedures to those entities is more limited than is the case for their consolidated subsidiaries.

As of December 31, 2007, the principal executive officer and principal financial officer of each registrant concluded that such registrant's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective to accomplish their objectives. Each registrant intends to continually strive to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

During the quarter ended December 31, 2007, there were no changes in MGE Energy or MGE's internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, MGE Energy or MGE's internal control over financial reporting.

MGE Energy and MGE

Management of MGE Energy and MGE are required to assess and report on the effectiveness of its internal control over financial reporting as of December 31, 2007. As a result of that assessment, management determined that there were no material weaknesses as of December 31, 2007 and, therefore, concluded that MGE Energy and MGE's internal control over financial reporting was effective. Management's Report on Internal Control Over Financial Reporting is included in Item 8. - Financial Statements and Supplementary Data.

Item 9B. Other Information.

MGE Energy

None.

PART III.

Item 10. Directors, Executive Officers, and Corporate Governance.

MGE Energy

The information required by Item 10 relating to directors and nominees for election as directors at MGE Energy's annual meeting of shareholders is incorporated herein by reference to the information under the heading "ELECTION OF DIRECTORS" in MGE Energy's definitive proxy statement (2008 Proxy Statement) to be filed with the SEC on or before April 14, 2008. Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the information under the heading "BENEFICIAL OWNERSHIP - Section 16(a) Beneficial Ownership Reporting Compliance" in the 2008 Proxy Statement.

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

Item 11. Executive Compensation.

See Item 12.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

MGE Energy

The required information for Items 11 and 12 is included in the 2008 Proxy Statement under the section "EXECUTIVE COMPENSATION," not including "Compensation Committee Report," and "Company Performance," and under the section "BENEFICIAL OWNERSHIP," which is incorporated herein by reference.

MGE Energy does not have or maintain any equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

MGE Energy

None.

Item 14. Principal Accounting Fees and Services.

MGE Energy

The information required by Item 14 is incorporated herein by reference to the information under the heading "RATIFICATION OF PRICEWATERHOUSECOOPERS LLP AS OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM" in the 2008 Proxy Statement.

MGE

Independent Registered Public Accounting Firm Fees Disclosure
	2007	2006
Audit Fees:
Audit of financial statements and internal controls	$620,190	$695,000
Review of SEC filings and comfort letters	32,995	26,000
Total Audit Fees	$653,185	$721,000

Audit-Related Fees:
Total Audit-Related Fees	$ -	$ -

Tax Fees:
Tax advice on financial accounting issues	$ -	$58,600
Review of federal and state income tax returns	28,300	24,400
Total Tax Fees	$28,300	$83,000

All Other Fees:
Fee to access online accounting standards library	$ 1,500	$ 1,500
Financial analysis for generation projects	55,600	28,300
Total All Other Fees	$57,100	$29,800

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

PART IV.

Item 15. Exhibits and Financial Statement Schedules.

(a) 1. Financial Statements.
MGE Energy
Report of Independent Registered Public Accounting Firm	54
Consolidated Statements of Income for the years ended December 31, 2007, 2006, and 2005	56
Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006, and 2005	57
Consolidated Balance Sheets as of December 31, 2007 and 2006	58
Consolidated Statements of Capitalization as of December 31, 2007 and 2006	59
Consolidated Statements of Common Equity and Comprehensive Income as of December 31, 2007, 2006, and 2005	60
Notes to Consolidated Financial Statements	66
MGE
Report of Independent Registered Public Accounting Firm	55
Consolidated Statements of Income for the years ended December 31, 2007, 2006, and 2005	61
Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006, and 2005	62
Consolidated Balance Sheets as of December 31, 2007 and 2006	63
Consolidated Capitalization Statement as of December 31, 2007 and 2006	64
Consolidated Statements of Common Equity and Comprehensive Income as of December 31, 2007, 2006, and 2005	65
Notes to Consolidated Financial Statements	66

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

10.9

Copy of Amended and Restated Agreement for Construction and Operation of Columbia Generating Plant dated January 17, 2007. (Exhibit 10.9 to Form 10-K for the year ended December 31, 2006, File No. 0-1125.)

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

10.35*

Form of Severance Agreement. (Exhibit 10F to Form 10-K for the year ended December 31, 1994, File No. 0-1125.)

10.36*

MGE Energy, Inc. 2006 Performance Unit Plan. (Exhibit 10.36 to Form 10-K for the year ended December 31, 2006, File No. 0-49965.)

12

Statements regarding computation of ratio of earnings to fixed charges:

12.1 MGE Energy, Inc.

12.2 Madison Gas and Electric Company

21

Subsidiaries of MGE Energy, Inc.

23

Consent of Independent Registered Public Accounting Firm

23.1

MGE Energy, Inc.

23.2

Madison Gas and Electric Company.

31

Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 as to the Annual Report on Form 10-K for the year ended December 31, 2007, filed by the following officers for the following companies:

31.1 Filed by Gary J. Wolter for MGE Energy, Inc.

31.2 Filed by Terry A. Hanson for MGE Energy, Inc.

31.3 Filed by Gary J. Wolter for Madison Gas and Electric Company

31.4 Filed by Terry A. Hanson for Madison Gas and Electric Company

32

Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) as to the Annual Report on Form 10-K for the year ended December 31, 2007, filed by the following officers for the following companies:

32.1 Filed by Gary J. Wolter for MGE Energy, Inc.

32.2 Filed by Terry A. Hanson for MGE Energy, Inc.

32.3 Filed by Gary J. Wolter for Madison Gas and Electric Company

32.4 Filed by Terry A. Hanson for Madison Gas and Electric Company

Schedule II

MGE Energy, Inc., and Madison Gas and Electric Company

Valuation and Qualifying Accounts

		Additions
	Balance at beginning of period	(1) Charged to costs and expenses	(2) Charged to other accounts	Net Accounts written off	Balance at end of period
Fiscal Year 2005: Accumulated provision for uncollectibles	(2,754,848)	(2,202,310)	-	2,130,122	(2,827,036)
Fiscal Year 2006: Accumulated provision for uncollectibles	(2,827,036)	(3,264,911)	-	2,495,420	(3,596,527)
Fiscal Year 2007: Accumulated provision for uncollectibles	(3,596,527)	(3,122,611)	-	2,895,957	(3,823,181)

Signatures - MGE Energy, Inc.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

MGE Energy, Inc. (Registrant)

Date: February 26, 2008	/s/ Gary J. Wolter
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2008.

/s/ Gary J. Wolter	Gary J. Wolter Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)

/s/ Terry A. Hanson	Terry A. Hanson Vice President, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

/s/ Richard E. Blaney	Richard E. Blaney, Director

/s/ Londa J. Dewey	Londa J. Dewey, Director

/s/ F. Curtis Hastings	F. Curtis Hastings, Director

/s/ Regina M. Millner	Regina M. Millner, Director

/s/ Frederic E. Mohs	Frederic E. Mohs, Director

/s/ John R. Nevin	John R. Nevin, Director

/s/ H. Lee Swanson	H. Lee Swanson, Director

Signatures - Madison Gas and Electric Company

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Madison Gas and Electric Company (Registrant)

Date: February 26, 2008	/s/ Gary J. Wolter
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2008.

/s/ Gary J. Wolter	Gary J. Wolter Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)

/s/ Terry A. Hanson	Terry A. Hanson Vice President, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

/s/ Richard E. Blaney	Richard E. Blaney, Director

/s/ Londa J. Dewey	Londa J. Dewey, Director

/s/ F. Curtis Hastings	F. Curtis Hastings, Director

/s/ Regina M. Millner	Regina M. Millner, Director

/s/ Frederic E. Mohs	Frederic E. Mohs, Director

/s/ John R. Nevin	John R. Nevin, Director

/s/ H. Lee Swanson	H. Lee Swanson, Director