Form 10-Q
period 2008-06-30
MGE ENERGY INC
filed 2008-08-07
CIK 1161728

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:

June 30, 2008

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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) have been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

	Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer	Smaller Reporting Company
MGE Energy, Inc.	X
Madison Gas and Electric Company			X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

MGE Energy, Inc. and Madison Gas and Electric Company: Yes [ ] No [X]

Number of Shares Outstanding of Each Class of Common Stock as of July 31, 2008
MGE Energy, Inc.	Common stock, $1.00 par value, 22,211,548 shares outstanding.
Madison Gas and Electric Company	Common stock, $1.00 par value, 17,347,889 shares outstanding (all of which are owned beneficially and of record by MGE Energy, Inc.).

Table of Contents

PART I. FINANCIAL INFORMATION.

Filing Format

3

Forward-Looking Statements

3

Where to Find More Information

3

Definitions, Abbreviations, and Acronyms Used in the Text and Notes of this Report

4

Item 1. Financial Statements.

6

MGE Energy, Inc.

Consolidated Statements of Income (unaudited)

6

Consolidated Statements of Cash Flows (unaudited)

7

Consolidated Balance Sheets (unaudited)

8

Madison Gas and Electric Company

Consolidated Statements of Income (unaudited)

9

Consolidated Statements of Cash Flows (unaudited)

10

Consolidated Balance Sheets (unaudited)

11

MGE Energy, Inc., and Madison Gas and Electric Company

Notes to Consolidated Financial Statements (unaudited)

12

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

30

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

51

Item 4. Controls and Procedures.

53

Item 4T. Controls and Procedures.

53

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

54

Item 6. Exhibits.

54

Signatures - MGE Energy, Inc.

55

Signatures - Madison Gas and Electric Company

56

PART I. FINANCIAL INFORMATION.

Filing Format

This combined quarterly report on Form 10-Q is being filed separately by MGE Energy, Inc. (MGE Energy) and Madison Gas and Electric Company (MGE). MGE is a wholly owned subsidiary of MGE Energy and represents a majority of its assets, liabilities, revenues, expenses, and operations. Thus, all information contained in this report relates to, and is filed by, MGE Energy. Information that is specifically identified in this report as relating solely to MGE Energy, such as its financial statements and information relating to its nonregulated business, does not relate to, and is not filed by, MGE. MGE makes no representation as to that information. The terms "we" and "our" as used in this report refer to MGE Energy and its consolidated subsidiaries, unless otherwise indicated.

Forward-Looking Statements

This report, and other documents filed by MGE Energy and MGE with the Securities and Exchange Commission (SEC) from time to time, contain forward-looking statements that reflect management's current assumptions and estimates regarding future performance and economic conditions—especially as they relate to future load growth, revenues, expenses, capital expenditures, financial resources, regulatory matters, and the scope and expense associated with future environmental regulation. These forward-looking statements are made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Words such as "believe," "expect," "anticipate," "estimate," "could,""should," "intend," and other similar words generally identify forward-looking statements. Both MGE Energy and MGE caution investors that these forward-looking statements are subject to known and unknown risks and uncertainties that may cause actual results to differ materially from those projected, expressed, or implied.

The factors that could cause actual results to differ materially from the forward-looking statements made by a registrant include (a) those factors discussed in the following sections of the Registrants' 2007 Annual Report on Form 10-K: ITEM 1A. Risk Factors and ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations as updated by Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations in this report, and (b) other factors discussed herein and in other filings with the SEC by the Registrants.

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

Definitions, Abbreviations, and Acronyms Used in the Text and Notes of this Report

AFUDC	allowance for funds used during construction
ALJ	Administrative Law Judge
Alliant	Alliant Energy Corporation
ARB	Accounting Research Bulletin
ATC	American Transmission Company LLC
ARO	Asset Retirement Obligation
BACT	Best Available Control Technology
BART	Best Available Retrofit Technology
Blount	Blount Station
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
CAVR	Clean Air Visibility Rule
Columbia	Columbia Energy Center
cooling degree days	Measure of the extent to which the average daily temperature is above 65 degrees Fahrenheit, increasing demand for cooling
CWDC	Central Wisconsin Development Corporation
Distribution Agreement	Distribution Agreement between MGE Energy and J.P. Morgan Securities Inc.
Dth	dekatherms
EGU	electric generating unit
EITF	Emerging Issues Task Force
Elm Road	Elm Road Generating Station
EPA	U.S. Environmental Protection Agency
FAS	Financial Accounting Standard
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN	FASB Interpretation No.
FSP	FASB Staff Position
FTR	Financial Transmission Rights
GCIM	gas cost incentive mechanism
GHG	greenhouse gas
GW-hr	gigawatthour
heating degree days (HDD)	Measure of the extent to which the average daily temperature is below 65 degrees Fahrenheit, increasing demand for heating
IBEW	International Brotherhood of Electric Workers
IRS	Internal Revenue Service
kV	kilovolt
kWh	kilowatt-hour
LIBOR	London interbank offered rate
LMP	Locational Marginal Pricing
MACT	Maximum available control technology
MAGAEL	MAGAEL, LLC
MGE	Madison Gas and Electric Company
MGE Construct	MGE Construct LLC
MGE Energy or MGEE	MGE Energy, Inc.
MGE Power	MGE Power LLC
MGE Power Elm Road	MGE Power Elm Road, LLC
MGE Power West Campus	MGE Power West Campus, LLC
MGE Transco	MGE Transco Investment LLC
MISO	Midwest Independent System Operator (a regional transmission organization)
Moody's	Moody's Investors Service, Inc.
MW	megawatt
MWh	megawatt-hour
Nasdaq	The Nasdaq National Stock Market

NOx	nitrogen oxide
NR	Natural Resources
NSPS	new source performance standards
NYMEX	New York Mercantile Exchange
PGA	Purchased Gas Adjustment clause
PJM	PJM Interconnection, LLC (a regional transmission organization)
PSCW	Public Service Commission of Wisconsin
RTO	Regional Transmission Organization
S&P	Standard & Poor's Ratings Group, a division of McGraw-Hill Companies
SAB	Staff Accounting Bulletin
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards (issued by the FASB )
SO2	sulfur dioxide
Stock Plan	Direct Stock Purchase and Dividend Reinvestment Plan of MGE Energy
UW	University of Wisconsin-Madison
VIE	variable interest entity
WCCF	West Campus Cogeneration Facility
WDNR	Wisconsin Department of Natural Resources
WEPCO	Wisconsin Electric Power Company
working capital	current assets less current liabilities
WPDES	Wisconsin Pollutant Discharge Elimination System
WPL	Wisconsin Power and Light Company

Item 1. Financial Statements.

MGE Energy, Inc.

Consolidated Statements of Income (unaudited)

(In thousands, except per-share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Operating Revenues:
Regulated revenues	$122,951	$109,244	$310,874	$275,851
Nonregulated revenues	1,786	1,301	3,859	2,580
Total Operating Revenues	124,737	110,545	314,733	278,431

Operating Expenses:
Fuel for electric generation	12,756	13,476	28,950	27,236
Purchased power	14,623	18,594	36,302	40,075
Natural gas purchased	26,463	17,992	104,406	85,335
Other operations and maintenance	38,567	31,823	74,663	63,528
Depreciation and amortization	9,893	8,023	19,290	16,080
Other general taxes	4,193	3,914	8,572	7,821
Total Operating Expenses	106,495	93,822	272,183	240,075
Operating Income	18,242	16,723	42,550	38,356

Other income, net	1,690	1,745	2,266	3,060
Interest expense, net	(3,435)	(3,175)	(6,868)	(6,715)
Income before income taxes	16,497	15,293	37,948	34,701
Income tax provision	(5,940)	(5,327)	(13,554)	(12,433)
Net Income	$10,557	$9,966	$24,394	$22,268

Earnings per Share of Common Stock (basic and diluted)	$0.48	$0.47	$1.11	$1.05

Dividends paid per share of common stock	$0.355	$0.348	$0.710	$0.697

Average Shares Outstanding (basic and diluted)	22,105	21,375	22,047	21,201

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Six Months Ended June 30,
	2008	2007
Operating Activities:
Net income	$24,394	$22,268
Items not affecting cash:
Depreciation and amortization	19,290	16,080
Deferred income taxes	1,167	(2,222)
Amortization of investment tax credits	(175)	(205)
Amortization of debt issuance costs and discount	279	284
Provision for doubtful accounts receivable	1,931	1,778
AFUDC - equity funds	(644)	(545)
Employee benefit plan expenses	3,947	4,080
Equity earnings in ATC	(3,310)	(2,958)
Gain on sale of property	(293)	-
Reserve for fuel refund	-	587
Other items	972	509
Changes in working capital:
Decrease in current assets	23,497	19,244
Decrease in current liabilities	(8,260)	(8,129)
Dividend income from ATC	2,485	2,089
Cash contributions to pension and other postretirement plans	(6,520)	(4,895)
Other noncurrent items, net	3,759	3,808
Cash Provided by Operating Activities	62,519	51,773

Investing Activities:
Capital expenditures	(61,136)	(48,405)
Capital contributions to investments	(1,415)	(125)
Advance to WEPCO for ATC work related to Elm Road	(267)	(208)
Proceeds from sale of property	302	724
Other	727	378
Cash Used for Investing Activities	(61,789)	(47,636)

Financing Activities:
Issuance of common stock	7,599	25,617
Cash dividends paid on common stock	(15,652)	(14,793)
Increase (decrease) in short-term debt, net	9,000	(13,500)
Cash Provided by (Used for) Financing Activities	947	(2,676)

Change in Cash and Cash Equivalents	1,677	1,461
Cash and cash equivalents at beginning of period	3,789	3,003
Cash and cash equivalents at end of period	$5,466	$4,464

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Balance Sheets (unaudited)

(In thousands)

	June 30, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$5,466	$3,789
Restricted cash	214	2,896
Accounts receivable, less reserves of $3,898 and $3,709, respectively	36,501	43,668
Other accounts receivable, less reserves of $157 and $114, respectively	4,491	3,397
Unbilled revenues	19,254	30,370
Materials and supplies, at lower of average cost or market	15,010	14,809
Fossil fuel	4,767	5,136
Stored natural gas, at lower of average cost or market	25,639	28,483
Prepaid taxes	14,132	14,696
Regulatory assets - current	-	189
Other current assets	11,547	8,242
Total Current Assets	137,021	155,675
Other long-term receivables	6,339	6,166
Special billing projects	591	999
Regulatory assets	51,083	53,375
Other deferred assets and other	9,123	5,881
Property, Plant, and Equipment, Net	701,905	638,774
Construction work in progress	175,263	205,214
Total Property, Plant, and Equipment	877,168	843,988
Other Property and Investments	47,315	45,503
Total Assets	$1,128,640	$1,111,587

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$30,000	$30,000
Short-term debt	112,500	103,500
Accounts payable	40,063	58,498
Accrued interest and taxes	4,792	3,964
Deferred income taxes	1,076	4,153
Regulatory liabilities - current	7,988	2,924
Pension liability - current	607	607
Other current liabilities	17,085	16,466
Total Current Liabilities	214,111	220,112
Other Credits:
Deferred income taxes	112,085	107,393
Investment tax credit - deferred	2,912	3,087
Regulatory liabilities	23,469	20,885
Accrued pension and other postretirement benefits	71,239	74,056
Other deferred liabilities and other	29,162	25,982
Total Other Credits	238,867	231,403
Capitalization:
Common shareholders' equity	443,285	427,726
Long-term debt	232,377	232,346
Total Capitalization	675,662	660,072
Commitments and contingencies (see Footnote 10)	-	-
Total Liabilities and Capitalization	$1,128,640	$1,111,587

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Income (unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Operating Revenues:
Regulated electric revenues	$84,031	$80,947	$166,470	$157,711
Regulated gas revenues	38,920	28,297	144,404	118,140
Nonregulated revenues	1,786	1,301	3,859	2,580
Total Operating Revenues	124,737	110,545	314,733	278,431

Operating Expenses:
Fuel for electric generation	12,756	13,476	28,950	27,236
Purchased power	14,623	18,594	36,302	40,075
Natural gas purchased	26,463	17,992	104,406	85,335
Other operations and maintenance	38,391	31,709	74,423	63,315
Depreciation and amortization	9,893	8,023	19,290	16,080
Other general taxes	4,193	3,914	8,572	7,820
Income tax provision	5,033	4,533	12,242	11,073
Total Operating Expenses	111,352	98,241	284,185	250,934
Operating Income	13,385	12,304	30,548	27,497

Other Income and Deductions:
AFUDC - equity funds	112	300	644	545
Equity earnings in ATC	1,704	1,513	3,310	2,958
Income tax provision	(693)	(627)	(838)	(1,091)
Other deductions, net	(119)	(74)	(1,680)	(453)
Total Other Income and Deductions	1,004	1,112	1,436	1,959
Income before interest expense	14,389	13,416	31,984	29,456

Interest Expense:
Interest on long-term debt	4,000	3,893	7,995	7,786
Other interest, net	184	(71)	553	23
AFUDC - borrowed funds	(46)	(127)	(267)	(231)
Net Interest Expense	4,138	3,695	8,281	7,578
Net Income Before Minority Interest	$10,251	$9,721	$23,703	$21,878
Minority interest, net of tax	(3,005)	(2,736)	(6,151)	(5,449)
Net Income	$7,246	$6,985	$17,552	$16,429

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Six Months Ended June 30,
	2008	2007
Operating Activities:
Net income	$17,552	$16,429
Items not affecting cash:
Depreciation and amortization	19,290	16,080
Deferred income taxes	1,167	(2,224)
Amortization of investment tax credits	(175)	(205)
Amortization of debt issuance costs and discount	279	284
Provision for doubtful accounts receivable	1,931	1,778
AFUDC - equity funds	(644)	(545)
Employee benefit plan expenses	3,947	4,080
Equity earnings in ATC	(3,310)	(2,958)
Minority interest, net of tax	6,151	5,449
Gain on sale of property	(293)	-
Reserve for fuel refund	-	587
Other items	1,677	1,532
Changes in working capital:
Decrease in current assets	22,686	18,130
Decrease in current liabilities	(7,251)	(6,523)
Dividend income from ATC	2,485	2,089
Cash contributions to pension and other postretirement plans	(6,520)	(4,895)
Other noncurrent items, net	3,724	3,770
Cash Provided by Operating Activities	62,696	52,858

Investing Activities:
Capital expenditures	(61,136)	(48,405)
Capital contributions to investments	(1,315)	(25)
Advance to WEPCO for ATC work related to Elm Road	(267)	(208)
Proceeds from sale of property	302	724
Other	618	522
Cash Used for Investing Activities	(61,798)	(47,392)

Financing Activities:
Cash dividends paid to parent by MGE	-	(13,121)
Cash dividends paid to parent from Power West Campus and Transco	(6,308)	(5,735)
Equity contributions received by Power Elm Road and Transco	24,785	23,100
Decrease in short-term debt, net	(18,000)	(8,500)
Cash Provided by (Used for) Financing Activities	477	(4,256)

Change in Cash and Cash Equivalents	1,375	1,210
Cash and cash equivalents at beginning of period	1,859	1,246
Cash and cash equivalents at end of period	$3,234	$2,456

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Balance Sheets (unaudited)

(In thousands)

ASSETS	June 30, 2008	December 31, 2007
Utility Plant (At Original Cost, in Service):
Electric	$761,808	$691,162
Gas	274,586	268,032
Nonregulated	110,067	110,020
Gross plant in service	1,146,461	1,069,214
Less accumulated provision for depreciation	(444,687)	(430,572)
Net plant in service	701,774	638,642
Construction work in progress	175,263	205,214
Total Utility Plant	877,037	843,856
Other property and investments	2,158	2,777
Investment in ATC	42,889	40,799
Total Other Property and Investments	45,047	43,576
Current Assets:
Cash and cash equivalents	3,234	1,859
Restricted cash	214	2,896
Accounts receivable, less reserves of $3,898 and $3,709, respectively	36,501	43,668
Affiliate receivables	4	4
Other receivables, less reserves of $157 and $114, respectively	4,490	3,295
Unbilled revenues	19,254	30,370
Materials and supplies, at lower of average cost or market	15,010	14,809
Fossil fuel	4,767	5,136
Stored natural gas, at lower of average cost or market	25,639	28,483
Prepaid taxes	13,376	13,249
Regulatory assets - current	-	189
Other current assets	11,540	8,216
Total Current Assets	134,029	152,174
Other long-term receivables	5,767	5,485
Special billing projects	591	999
Affiliate receivable long-term	9,971	10,676
Regulatory assets	51,083	53,375
Other deferred assets and other	9,013	5,751
Total Assets	$1,132,538	$1,115,892

CAPITALIZATION AND LIABILITIES
Common stockholder's equity	$346,561	$329,944
Minority interest	161,656	137,028
Long-term debt	232,377	232,346
Total Capitalization	740,594	699,318
Current Liabilities:
Long-term debt due within one year	30,000	30,000
Short-term debt - commercial paper	43,000	61,000
Accounts payable	40,057	58,263
Affiliate payables	2,088	2,115
Accrued interest and taxes	11,938	10,148
Accrued payroll related items	6,184	6,980
Deferred income taxes	1,076	4,153
Regulatory liabilities - current	7,988	2,924
Pension liability - current	607	607
Other current liabilities	10,710	9,450
Total Current Liabilities	153,648	185,640
Other Credits:
Deferred income taxes	111,514	106,924
Investment tax credit - deferred	2,912	3,087
Regulatory liabilities	23,469	20,885
Accrued pension and other postretirement benefits	71,239	74,056
Other deferred liabilities and other	29,162	25,982
Total Other Credits	238,296	230,934
Commitments and contingencies (see Footnote 10)	-	-
Total Capitalization and Liabilities	$1,132,538	$1,115,892

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc., and Madison Gas and Electric Company

Notes to Consolidated Financial Statements (unaudited)

June 30, 2008

1.

Basis of Presentation - MGE Energy and MGE.

This report is a combined report of MGE Energy and MGE. References in this report to "MGE Energy" are to MGE Energy, Inc., and its subsidiaries. References in this report to "MGE" are to Madison Gas and Electric Company.

In accordance with FIN 46R, Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51, MGE is required to consolidate MGE Power West Campus and MGE Power Elm Road. Both entities own electric generating assets and lease those assets to MGE. MGE is considered the primary beneficiary of these entities as a result of these leasing arrangements.

The accompanying consolidated financial statements as of June 30, 2008, and for the three and six months then ended are unaudited, but include all adjustments that MGE Energy and MGE management consider necessary for a fair statement of their respective financial statements. All adjustments are of a normal, recurring nature except as otherwise disclosed. The year-end consolidated balance sheet information was derived from the audited balance sheet appearing in MGE Energy's and MGE's annual reports on Form 10-K for the year ended December 31, 2007, but does not include all disclosures required by generally accepted accounting principles. These notes should be read in conjunction with the financial statements and the notes on pages 53 through 102 of the 2007 Annual Report on Form 10-K.

2.

Equity and Financing Arrangements.

a.

Common Stock - MGE Energy.

MGE Energy sells shares of its common stock through its Stock Plan. Those shares may be newly-issued shares or shares that MGE Energy has purchased in the open market for resale to participants in the Stock Plan.

For the six months ended June 30, 2008, MGE Energy issued 226,634 new shares of common stock under the Stock Plan for net proceeds of $7.6 million. For the six months ended June 30, 2007, MGE Energy issued 375,604 new shares of common stock under the Stock Plan for net proceeds of $12.9 million.

On November 9, 2006, MGE Energy entered into a Distribution Agreement with J.P. Morgan under which MGE Energy may offer and sell up to 1,500,000 shares of its common stock. During the six months ended June 30, 2008, MGE Energy did not issue any shares of its common stock under this agreement. During the six months ended June 30, 2007, MGE Energy issued 383,500 shares of its common stock for $12.7 million in net proceeds under this agreement.

b.

Dilutive Shares Calculation - MGE Energy

MGE Energy does not have any dilutive securities.

c.

Accumulated Other Comprehensive Income (Loss) - MGE Energy and MGE.

The accumulated other comprehensive income (loss) balance at June 30, 2008, includes the unrealized gains and losses on available-for-sale securities and certain hedging transactions. The following table illustrates the changes in accumulated other comprehensive income (loss), net of taxes, from December 31, 2007, to June 30, 2008, for MGE Energy and MGE:

(In thousands)	MGEE	MGE
Balance, December 31, 2007	$1,643	$898
Change in unrealized gain on available-for-sale securities, net of tax ($54 and $156)	(80)	(233)
Change in cash flow hedges, net of tax ($470 and $470)	(702)	(702)
Balance, June 30, 2008	$861	$(37)

3.

Comprehensive Income - MGE Energy and MGE.

The reporting of other comprehensive income is required under the provisions of SFAS 130, Reporting Comprehensive Income. Total comprehensive income represents the change in equity during a period from transactions and other events and circumstances from nonowner sources. MGE Energy's and MGE's total comprehensive income is:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
MGE Energy
Net income	$10,557	$9,966	$24,394	$22,268
Unrealized (loss) gain on cash flow hedges, net of tax ($294 and $245, and $470 and $9)	(438)	365	(702)	14
Unrealized gain (loss) on available-for-sale securities, net of tax ($155 and $60, and $54 and $61)	231	90	(80)	91
Total comprehensive income	$10,350	$10,421	$23,612	$22,373

MGE
Net income	$7,246	$6,985	$17,552	$16,429
Unrealized (loss) gain on cash flow hedges, net of tax ($294 and $245, and $470 and $9)	(438)	365	(702)	14
Unrealized gain (loss) on available-for-sale securities, net of tax ($30 and $19, and $156 and $21)	45	28	(233)	32
Total comprehensive income	$6,853	$7,378	$16,617	$16,475

4.

Investment in ATC - MGE Energy and MGE.

ATC owns and operates electric transmission facilities primarily in Wisconsin. MGE received an interest in ATC when it, like other Wisconsin electric utilities, contributed its electric transmission facilities to ATC. That interest is presently held by MGE Transco, which is jointly owned by MGE and MGE Energy.

MGE Transco, through MGE, has a seat on the Board of Directors of ATC and has a 20% ownership interest in ATC Management, Inc. Due to MGE Transco's ability to exercise significant control over management activities, MGE Transco has accounted for its investment in ATC under the equity method of accounting. For the six months ended June 30, 2008 and 2007, MGE Transco recorded equity earnings from the investment in ATC of $3.3 million (pretax) and $3.0 million (pretax), respectively. Dividend income received from ATC was $2.5 million and $2.1 million for the six months ended June 30, 2008 and 2007, respectively. During the six months ended June 30, 2008, MGE Transco made capital contributions of $1.3 million. During the six months ended June 30, 2007, MGE Transco made no cash contributions to ATC. However, on February 15, 2007, MGE (through MGE Transco) transferred $1.4 million in additional transmission assets to ATC. In exchange, MGE Transco received an additional $0.7 million investment in ATC and $0.7 million in cash consideration.

At June 30, 2008, MGE is the majority owner and MGE Energy, the holding company, is the minority owner of MGE Transco. MGE Energy's proportionate share of the equity and net income of MGE Transco is classified within the MGE financial statements as minority interest.

ATC's summarized financial data for the three and six months ended June 30, 2008 and 2007 is as follows:

(In thousands)
Income statement data for the three months ended June 30,	2008	2007
Operating revenues	$116,084	$102,047
Operating expenses	(53,244)	(50,358)
Other income (expense)	2	(83)
Interest expense, net	(17,122)	(13,673)
Earnings before members' income taxes	$45,720	$37,933
MGE's and MGE Energy's equity earnings in ATC	$1,704	$1,513

(In thousands)
Income statement data for the six months ended June 30,	2008	2007
Operating revenues	$225,176	$199,818
Operating expenses	(104,160)	(98,838)
Other expense	(146)	(326)
Interest expense, net	(32,757)	(26,459)
Earnings before members' income taxes	$88,113	$74,195
MGE's and MGE Energy's equity earnings in ATC	$3,310	$2,958

5.

Taxes - MGE Energy and MGE.

a.

FIN 48.

On January 1, 2007, MGE Energy and MGE adopted FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109. The interpretation applies to all tax positions accounted for in accordance with SFAS No. 109 and requires a recognition threshold and measurement standard for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in an income tax return. FIN 48 defines the threshold for recognizing tax return positions in the financial statements as "more likely than not" that the position is sustainable, based on its merits. Subsequent recognition, derecognition, and measurement is based on management's best judgment given the facts, circumstances and information available at the reporting date.

For both MGE Energy and MGE, there have been no changes to unrecognized tax benefits existing at December 31, 2007, nor any additions for new tax positions, during the six months ended June 30, 2008. During the six months ended June 30, 2008, less than $0.1 million of interest was accrued on unrecognized tax benefits.

b.

Effective Tax Rate.

MGE Energy's effective income tax rate for the three and six months ended June 30, 2008, is 36.0% and 35.7%, respectively, compared to 34.8% and 35.8% for the same periods in 2007. The decrease in the six months' rates is primarily attributable to an increase in federal tax credits from the production of electricity from wind energy, as a result of placing the Top of Iowa III wind project into production in February 2008.

MGE's effective income tax rate for the three and six months ended June 30, 2008, is 35.8% and 35.6%, respectively, compared to 34.7% and 35.7% for the same periods in 2007. The six months' decrease is also primarily attributable to an increase in wind energy tax credits.

6.

Elm Road - MGE Energy and MGE.

a.

Construction.

On November 4, 2005, MGE Power Elm Road acquired a 8.33% ownership interest in each of two 615 MW generating units being constructed in Oak Creek, Wisconsin (Oak Creek expansion). MGE Power Elm Road's sole principal asset is the 8.33% undivided ownership interest in the aforementioned coal-fired generating plants. The estimated share of capital costs for that ownership interest in both units was approximately $172 million (excluding capitalized interest). In July 2008, the Elm Road construction contractor gave notice that it now forecasts the in-service date of Unit 1 to be delayed by three months from the guaranteed in-service date of September 29, 2009 and that the in-service date of Unit 2 is now forecasted to be one month earlier than the guaranteed in-service date of September 29, 2010. The notice stated that the delays in Unit 1 were caused by severe weather, changes in local labor conditions from those anticipated by the contractor and other factors. The notice also stated that the contractor is analyzing the impacts of these events and expects to submit claims for schedule extensions and cost relief. The claims are expected to be submitted before December 31, 2008. At this time, because of the lack of information, the operator is not able to predict the amount of the claims that may be submitted, or the validity of such claims. However, the operator of the units has stated its belief that the circumstances and events for which they continue to retain price adjustment risk under the construction contract are force majeure, wage escalation in excess of 4% as measured by published wage bulletins, delays caused by the operator, requested change in scope or performance by the operator and unforeseen sub-surface ground conditions. Management is unable to determine the financial impact, if any, at this time.

At June 30, 2008, $130.5 million (excluding capitalized interest) related to this project is reflected in the construction work in progress balance on MGE's and MGE Energy's consolidated balance sheets. MGE Power Elm Road calculates capitalized interest in accordance with SFAS 34, Capitalization of Interest Cost, on the Elm Road project. At June 30, 2008, MGE Power Elm Road recorded a total of $8.4 million in capitalized interest related to the Elm Road project which is reflected in the construction work in progress balance on MGE's and MGE Energy's consolidated balance sheets.

b.

Consolidation.

In connection with this project, MGE Energy and its subsidiaries entered into various agreements, including a facility lease agreement between MGE Power Elm Road (a nonregulated subsidiary of MGE Energy) and MGE. The financial terms of the facility lease include a capital structure of 55% equity and 45% long-term debt, and return on equity of 12.7%, a lease term of 30 years, and a 5% lease payment reduction in the first five years.

Based on the nature and terms of the leasing agreement and the relationship it establishes, MGE absorbs a majority of the expected losses, residual value, or both, associated with the ownership of MGE Power Elm Road. MGE also is the party most closely associated with MGE Power Elm Road. As a result, MGE is the primary beneficiary and MGE Power Elm Road is a VIE under FIN 46R. Accordingly, MGE Power Elm Road has been consolidated in the financial statements of MGE.

MGE Energy's share of the equity and net income (through its wholly owned subsidiary MGE Power) of MGE Power Elm Road is classified within the MGE financial statements as minority interest.

c.

Nonregulated Revenues.

MGE has approval from the PSCW to defer the recovery of the payments made to MGE Power Elm Road for carrying costs during construction of the facility, management fees, and community impact mitigation costs. MGE estimates that the total carrying costs on the Elm Road project will be $60.7 million. This estimate is subject to change based on changes in interest rates, timing of capital expenditures, and the total project cost. During 2008, MGE will recover $12.1 million in electric rates for its investment in MGE Power Elm Road. Of this amount, $9.6 million relates to carrying costs and $2.5 million relates to management fees, community impact mitigation costs, and other related costs.

MGE began collecting the carrying costs in rates in 2006. These amounts are being collected over multiple years. Of these costs, MGE estimates that $22.4 million relates to the capitalized interest and the debt portion of the facility. These costs will be recognized over the period in which the facility will be depreciated. The remaining $38.3 million is estimated to represent the equity portion and is being recognized over the period allowed for recovery in rates. For the six months ended June 30, 2008, $4.8 million related to the carrying costs were recovered in rates. Of this amount, $1.5 million relates to the debt portion of the facility and was deferred on the consolidated financial statements of MGE and MGE Energy. The remaining $3.3 million represents the equity portion and was recognized as nonregulated revenues in the consolidated financial statements of MGE and MGE Energy.

d.

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

The plant operator has advised us that there are alternatives under the United States Environmental Protection Agency's (the "EPA") rule for new facilities that would permit the use of the once-through cooling system rather than the use of cooling towers. The operator has requested the WDNR to issue a modified permit and has submitted additional information to the WDNR supporting the request for approval of the once-through cooling system under this rule.

On May 8, 2008, WDNR issued its public notice that it intended to reissue the WPDES permit to allow for the once-through cooling system that was under construction by Wisconsin Energy Corporation. On June 6, 2008, EPA issued its concurrence letter on the draft permit indicating it would not object to the modification of the WPDES permit as drafted. A public information hearing on the intended reissued WPDES permit was held on June 9, 2008 and the public comment period closed on June 16, 2008. On July 31, 2008, the WDNR issued the final modified permit, with no substantive changes from the previously issued draft permit. This permit can be challenged in a hearing before the Wisconsin Division of Hearings and Appeals or through judicial review.

On July 31, 2008, the joint owners of the Oak Creek expansion reached an agreement with Clean Wisconsin, Inc. and Sierra Club, the groups opposing the WPDES permit. Under the settlement agreement, these groups have agreed to withdraw their opposition to the modified WPDES permit for the expansion units at Oak Creek. The joint owners have committed to various environmental projects, including projects designed to address greenhouse gas emissions and water quality. MGE's share of those commitments would involve payments of approximately $0.2 million in each of 2008 and 2009 and, subject to regulatory approval, further payments of approximately $0.3 million annually over 25 years (2010-2035) to address water quality issues in Lake Michigan.

We cannot predict the timing or results, or the effect upon construction schedule or costs, of any decision by any administrative or legal process that may follow.

7.

Top of Iowa III Wind Project - MGE Energy and MGE.

MGE has constructed a 29.7 MW (18 turbines) wind-powered electric generating facility in Iowa. In February 2008, the project was placed into service.

At June 30, 2008, MGE had incurred $56.4 million of costs on the project and $2.9 million in AFUDC, which are reflected in the property, plant, and equipment balance on MGE's and MGE Energy's consolidated balance sheets. During the six months ended June 30, 2008 and 2007, MGE had recorded $0.6 million and $0.5 million, respectively, in AFUDC related to this project. MGE was permitted to recover 100% AFUDC on the Top of Iowa III wind project during construction of the facility.

8.

Pension and Postretirement Plans - MGE Energy and MGE.

MGE maintains qualified and nonqualified pension plans, health care, and life insurance benefits. Additionally, MGE has deferred contribution 401(k) benefit plans.

a.

Net Periodic Cost.

The following table presents the components of MGE's and MGE Energy's net periodic benefit costs recognized for the three and six months ended June 30, 2008 and 2007. A portion of the net periodic benefit cost is capitalized within the consolidated balance sheets.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2008	2007	2008	2007
Pension Benefits
Components of net periodic benefit cost:
Service cost	$1,301	$1,311	$2,605	$2,622
Interest cost	2,823	2,653	5,653	5,308
Expected return on assets	(3,337)	(3,084)	(6,682)	(6,169)
Amortization of:
Transition obligation	36	36	72	72
Prior service cost	111	111	222	222
Actuarial loss	98	218	197	436
Net periodic benefit cost	$1,032	$1,245	$2,067	$2,491

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2008	2007	2008	2007
Postretirement Benefits
Components of net periodic benefit cost:
Service cost	$466	$435	$933	$870
Interest cost	948	762	1,897	1,524
Expected return on assets	(323)	(288)	(647)	(576)
Amortization of:
Transition obligation	107	107	214	214
Prior service cost	72	52	143	104
Actuarial loss	76	44	153	88
Net periodic benefit cost	$1,346	$1,112	$2,693	$2,224

b.

Expected Cash Flows.

There are no required contributions for the 2008 plan year. Likewise, there were no required contributions for the 2007 plan year. MGE elected to make discretionary deductible contributions of $6.5 million during the six months ended June 30, 2008. MGE may elect to make additional discretionary deductible contributions.

c.

Pension Protection Act.

During the third quarter of 2006, President Bush signed into law the Pension Protection Act of 2006, which will affect the manner in which companies, including MGE and MGE Energy, administer their pension plans. This legislation will require companies to, amongst other things, increase the amount by which they fund their pension plans, pay higher premiums to the Pension Benefit Guaranty Corporation if they sponsor defined benefit plans, amend plan documents, and provide additional plan disclosures in regulatory filings and to plan participants. This legislation became effective on January 1, 2008. The U.S. Treasury Department's interim guidance indicates that further guidance is forthcoming. MGE does not expect significant changes in expected cash flows as a result of the Act. Absent changes in plan design as a result of the Act, the Act is not expected to materially impact MGE and MGE Energy's results of operations.

9.

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

On January 1, 2007, the Board of Directors granted 22,479 units based on the MGE Energy December 31, 2006, closing stock price. On January 18, 2008, the Board of Directors granted 18,538 units based on the MGE Energy closing stock price as of that date. These units are subject to either a four or five year graded vesting schedule. Based on the provisions of SFAS 123R, Share-Based Payment, on the grant date, MGE Energy and MGE measured the cost of the employee services received in exchange for the award based on current market value of MGE Energy common stock. The fair value of the awards has been subsequently re-measured at June 30, 2008. Changes in fair value as well as the original grant have been recognized as compensation cost. Because this amount will be remeasured throughout the vesting period, the compensation cost is subject to variability.

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

During the six months ended June 30, 2008 and 2007, MGE recorded $0.2 million and $0.1 million, respectively, in compensation expense as a result of this plan. No forfeitures or cash settlements occurred during the aforementioned period.

10.

Commitments and Contingencies.

a.

Coal Contracts - MGE Energy and MGE.

Fuel procurement for MGE's jointly owned Columbia and Elm Road plants are handled by Alliant and Wisconsin Energy Corporation, respectively, the operating companies. If any minimum purchase obligations must be paid under these contracts, management believes these obligations would be considered costs of service and recoverable in rates. As of June 30, 2008, MGE's share of the total commitments for Columbia and Elm Road plants are estimated to be $8.7 million for the remainder of 2008, $19.1 million in 2009, $26.3 million in 2010, $5.4 million in 2011, and $4.4 million in 2012.

b.

Natural Gas Supply Contracts - MGE Energy and MGE.

MGE has natural gas supply commitments which include market-based pricing. Total natural gas supply commitments are estimated to be $51.8 million for the remainder of 2008, $55.0 million for 2009, and $2.9 million for 2010. Management expects to recover these costs in future customer rates.

c.

Environmental - MGE Energy and MGE.

MGE is listed as a potentially responsible party for a site the EPA has placed on the national priorities Superfund list. The Lenz Oil site in Lemont, Illinois, was used for storing and processing waste oil for several years. This site requires clean up under the Comprehensive Environmental Response, Compensation and Liability Act. A group of companies, including MGE, is currently working on cleaning up the site. Management believes that its share of the final cleanup costs will not result in any materially adverse effects on MGE's operations, cash flows, or financial position. Insurance may cover a portion of the cleanup costs. Management believes that the cleanup costs not covered by insurance will be recovered in current and future rates. At June 30, 2008, MGE accrued a $0.1 million gross liability for this matter. The expected range of loss for this item is estimated to be between $0.1 million and $0.2 million.

Effective March 31, 2006, Wisconsin adopted the Energy Efficiency and Renewables Act that focuses on three areas: increasing the use of renewable energy in Wisconsin, promoting the development of renewable energy technologies, and strengthening the state's energy efficiency programs. This new legislation requires that by 2015, 10% of the state's electricity be generated from renewable resources. As part of this initiative, MGE plans to add additional renewable energy resources, such as wind farms. MGE expects the cost to comply with the Act and its accompanying regulations will be recoverable through current and future rates.

Air quality regulations promulgated by the EPA and WDNR in accordance with the Federal Clean Air Act and the Clean Air Act Amendments of 1990 impose restrictions on emission of particulates, sulfur dioxide (SO2), nitrogen oxides (NOx), and other pollutants and require permits for operation of emission sources. These permits have been obtained by MGE and must be renewed periodically.

On March 12, 2008, the U.S. EPA announced a new national ambient air quality standard for ozone which is more stringent than the current standard (standard lowered from 0.08 to 0.0750 parts per million). States (including Wisconsin) must monitor and collect data on ozone levels in order to determine attainment or nonattainment status on a county and/or area basis. Currently available monitoring data for Dane and Columbia counties demonstrates attainment with this new standard. However, final attainment designations will not be made until 2010 using the monitoring data collected during the period 2007 through 2009. There is a possibility that future monitoring data for one or both of these counties will demonstrate nonattainment for this new ozone standard, which could result in additional operating and capital expenditures at Columbia (located in Columbia county) and Blount (located in Dane county). Similarly, new standards for particulate emissions under 2.5 microns and monitoring data may result in a nonattainment designation for Dane county and possibly Columbia county for particulate emissions, which could also result in increased expenditures at Blount and Columbia.

Various initiatives including, but not limited to, the Clean Air Interstate Rule (CAIR), Clean Air Mercury Rule (CAMR), maximum achievable control technology (MACT) standards, new source performance standards (NSPS), Clean Air Visibility Rule (CAVR), the protection of visibility by application of best available retrofit technologies (BART), and existing and proposed state mercury emissions limits, are expected to result in significant additional operating and capital expenditures at Columbia, Elm Road, and Blount. There is some uncertainty concerning the mercury emission reduction requirements in light of a February 8, 2008, U.S. Court of Appeals decision vacating CAMR. Further, in February 2008, the WDNR proposed new revisions to the state mercury rules under NR 446 that are significantly different than CAMR and if finalized through state legislative review process, will further increase mercury control compliance costs at these facilities. There is also uncertainty concerning the NOx and SO2 emissions reduction requirements of CAIR in light of a July 11, 2008, U.S. Court of Appeals decision vacating CAIR.

In 1998, the EPA issued a rule that imposed NOx emission budget for emission sources in Wisconsin. In 2000, the Court of Appeals for the District of Columbia invalidated a portion of the rule as applied to Wisconsin; however, the Court stayed that portion of the challenge concerning Wisconsin's alleged impacts on downwind, eight-hour ozone nonattainment areas. EPA has also stayed that portion of the rule concerning Wisconsin's alleged impacts on downwind eight-hour ozone nonattainment areas. If that portion of the rule concerning eight-hour ozone nonattainment areas is upheld, the resulting NOx emission budget for Wisconsin could potentially affect the level of permissible NOx emissions from Blount, Columbia, and WCCF.

The Columbia operator's current estimates show that MGE's share of the capital expenditures required to comply with various environmental initiatives will be between $130 million and $200 million. According to current estimates, compliance with various environmental initiatives is also expected to result in an increase to MGE's pro-rata share of Columbia's ongoing operating expenses. The operator and MGE management are continuing to explore various alternatives to comply with these standards. Accordingly, actual capital expenditures may fall above or below the range provided. These standards and initiatives may also result in additional capital and operating expenditures at MGE's other generating facilities. MGE expects that the costs to comply with these standards will be fully recoverable through rates. The PSCW is permitting MGE to defer pre-certification and pre-construction costs related to compliance with environmental regulations at Columbia. Additionally, MGE is entitled to a carrying cost on the related pre-construction costs at a 100% AFUDC rate. As of June 30, 2008, MGE had incurred $1.0 million (excluding carrying costs) in expenditures at Columbia related to environmental initiatives.

As of June 30, 2008, Columbia entered into various contractual commitments with vendors for a small portion of the aforementioned expenditures as well as other Columbia environmental projects. MGE is indirectly a party to these agreements as a result of its joint ownership of Columbia and is also contractually obligated, under the applicable ownership and operating agreements, with respect to any commitments made. MGE has a 22% ownership interest in Columbia. MGE's share of these commitments is estimated to be $0.6 million for the remainder of 2008. These costs are expected to be capitalized and included in the consolidated balance sheets of MGE Energy and MGE.

d.

Chattel Paper Agreement and Other Guarantees - MGE Energy and MGE.

MGE makes available to qualifying customers a financing program for purchasing and installing energy-related equipment that will provide more efficient use of utility service at the customer's property. MGE is party to a chattel paper purchase agreement with a financial institution under which it can sell or finance an undivided interest with recourse, in up to $10.0 million of the financing program receivables, until August 31, 2008. At June 30, 2008, MGE had sold an outstanding $4.1 million interest in these receivables, which MGE accounted for as a sale under SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities - A Replacement of FASB Statement No. 125. MGE retains the servicing responsibility for these receivables.

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

MGE would be required to perform under its guarantee if a customer defaulted on its loan. The energy-related equipment installed at the customer sites is used to secure the customer loans. The loan balances outstanding at June 30, 2008, approximate the fair value of the energy-related equipment acting as collateral. The length of the MGE guarantee to the financial institution varies from one to ten years depending on the term of the customer loan. Principal payments for the next five years on the loans are $0.6 million in 2008, $0.6 million in 2009, $0.8 million in 2010, $0.5 million in 2011, and $0.3 million in 2012.

e.

Other Legal Matters - MGE Energy and MGE.

MGE is involved in various other legal matters that are being defended and handled in the normal course of business. MGE maintains accruals for such costs that are probable of being incurred and subject to reasonable estimation. As of June 30, 2008, MGE has a total of $1.5 million accrued in the financial statements for such matters. The ultimate outcome of such matters is uncertain and may have an adverse effect on MGE's results of operations, financial position, and cash flows.

f.

Venture Debt Commitment - MGE Energy.

MGE Energy has a three year agreement with a venture debt fund expiring in December 2010. MGE Energy has committed to this venture debt fund up to a total of $1.0 million at any given time. As of June 30, 2008, MGE Energy has $0.7 million remaining in commitments. The timing of infusions is dependent on the needs of the venture debt fund and is therefore uncertain at this time.

g.

ATC Capital Commitment - MGE Energy and MGE.

On June 16, 2008, MGE Transco elected to participate in a voluntary capital call for ATC. As a result, MGE Transco contributed $1.1 million to ATC in July 2008.

11.

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

MGE has entered into severance agreements providing severance benefits to the nonunion employees affected by the exit plan. Additionally, MGE ratified a labor agreement with the IBEW providing those union employees affected by the exit plan with involuntary and voluntary severance benefits. MGE has accounted for the involuntary union and nonunion severance benefits in accordance with the provisions of SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. These benefits were recognized initially at the respective communication dates based on the fair value of the liability as of the termination date and are being recognized ratably over the future service period of the employees. Benefits are expected to be paid as follows: $0.2 million in 2010 and $1.2 million in 2011. Total benefits paid as of June 30, 2008 were $0.2 million.

MGE will recover in rates the costs associated with the discontinuance of coal at Blount. As such, the severance charges for the nonunion and union employees have been deferred and recognized on the consolidated balance sheet of MGE Energy and MGE as a regulatory asset.

The following table presents the activity in the restructuring accrual from December 31, 2007, through June 30, 2008:

(In thousands)
Balance at December 31, 2007	$609
Additional expense, net (deferred)	106
Cash payments during the period	(149)
Balance at June 30, 2008	$566

The aforementioned exit plan has also resulted in accelerated depreciation for the Blount assets expected to be retired in 2011. These assets will be recovered in rates over a four year period starting in 2008. For the six months ended June 30, 2008, $1.7 million of accelerated depreciation expense had been recognized and recovered in rates.

12.

Derivative and Hedging Instruments - MGE Energy and MGE.

As part of its regular operations, MGE enters into contracts, including options, swaps, futures, forwards, and other contractual commitments, to manage its exposure to interest rates, commodity prices, and gas revenues. MGE evaluates its derivative contracts in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. To the extent that these contracts are derivatives, MGE assesses whether or not the normal purchases or normal sales exclusion applies. For contracts in which this exclusion cannot be applied, SFAS 133 requires MGE Energy and MGE to recognize such derivatives in the consolidated balance sheets at fair value, with changes in the fair value of derivative instruments to be recorded in current earnings or deferred in accumulated other comprehensive income (loss), depending on whether a derivative is designated as, and is effective as, a hedge and depending on the type of hedge transaction. If the derivative qualifies for regulatory deferral subject to the provisions of SFAS 71, Accounting for the Effects of Certain Types of Regulation, the derivatives are marked to fair value pursuant to SFAS 133 and are offset with a corresponding regulatory asset or liability.

In April 2007, the FASB issued FSP 39-1, Amendment of FASB Interpretation No. 39 (FSP FIN 39-1). This pronouncement amends FIN 39, Offsetting of Amounts Related to Certain Contracts, and allows companies to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting agreement. MGE and MGE Energy elected the net presentation as prescribed by this pronouncement. FSP FIN 39-1 became effective for MGE and MGE Energy as of January 1, 2008. The effects of applying this pronouncement shall be recognized as a change in accounting principle through retroactive application for all financial statements presented. The adoption of this pronouncement did not have any impact on MGE's or MGE Energy's net income. At June 30, 2008, MGE Energy and MGE did not have any cash collateral to net against the net derivative positions with counterparties.

MGE's gas and electric segments purchased and sold exchange traded and over-the-counter options, swaps, and futures and, in addition, holds Financial Transmission Rights (FTRs) for certain transmission paths in the MISO market. At June 30, 2008, the net market value of all these aforementioned instruments exceeded their cost by $5.4 million.

MGE has also entered into a ten-year purchased power agreement which provides MGE with firm capacity and energy beginning June 12, 2012, and ending on May 31, 2022 (the "base term"). The agreement also allows MGE the option to purchase power during a period of time preceding the base term as well as an option to extend the contract after the base term. The agreement is a derivative contract and is recognized at its fair value on the balance sheet. The fair value of the contract at June 30, 2008, is $3.6 million. Also, the derivative qualifies for regulatory deferral and is recognized with a corresponding regulatory liability.

Under the PGA clause and electric fuel rules, MGE may include in costs of fuel (natural gas or power) the costs and benefits of the aforementioned fuel price risk management tools. Because these costs and benefits are recoverable, the related unrealized loss/gain is deferred on the balance sheet as a regulatory asset/liability. All of the instruments outstanding as of June 30, 2008, will expire in 12 months or less, except for the aforementioned ten-year purchased power agreement. Depending on the nature of the instrument, the gain or loss associated with these transactions will be reflected in natural gas purchased, purchased power, or fuel used for electric generation in the delivery month applicable to the instrument.

On September 26, 2007, MGE entered into a non-exchange traded HDD collar. This agreement extended from January 2008 until March 2008 and had a premium of $0.2 million. Under this agreement, MGE was subject to a floor (3,450 HDD) and a ceiling (3,600 HDD), based on forecasted heating degree days during the indicated period. If actual heating degree days were below the floor, MGE was entitled to receive a payment, and if actual heating degree days exceeded the ceiling, MGE was obligated to make a payment. Any payment or receipt was limited to $1.3 million. Actual heating degree days during the aforementioned period were 3,971. Because this number exceeded the ceiling, MGE recorded a $1.5 million expense (includes the $0.2 million premium) on the collar in the first quarter of 2008. MGE accounted for the HDD collar using the intrinsic value method pursuant to the requirements of EITF 99-2, Accounting for Weather Derivatives.

Nonperformance of counterparties to the non-exchange traded derivatives could expose MGE to credit loss. However, MGE enters into transactions only with companies that meet or exceed strict credit guidelines.

13.

Regional Transmission Organizations - MGE Energy and MGE.

On April 1, 2005, the MISO implemented its bid-based energy market. MISO is a FERC approved RTO that is required to provide a real-time market based mechanism for congestion management. MGE is a participant in this market. On April 1, 2005, MGE began offering substantially all of its generation on the MISO market and purchasing much of its load requirement from the MISO market in accordance with the MISO Tariff.

Additionally, on May 1, 2004, MGE became a member of PJM. PJM is also an RTO. PJM is a neutral and independent party that coordinates and directs the operation of the region's transmission grid, administers a competitive wholesale electricity market, and plans regional transmission expansion improvements to maintain grid reliability and relieve congestion. MGE has two purchase power agreements, for a total of 65 MW, that are affected by this market.

MGE reports on a net basis transactions on the MISO and PJM markets in which it buys and sells power within the same hour to meet electric energy delivery requirements. This treatment resulted in $40.3 million and $37.6 million reduction to sales for resale and purchased power expense for the three months ended June 30, 2008 and 2007, respectively, and an $82.5 million and $78.4 million reduction to sales for resale and purchased power expense for the six months ended June 30, 2008 and 2007, respectively.

14.

Rate Matters - MGE Energy and MGE.

a.

Rate proceedings.

On May 30, 2008, MGE filed with the PSCW a limited scope reopener of its 2009 electric rates. The application included an update to MGE's electric fuel costs monitored under the fuel rules and an update to the Elm Road costs. If approved by the PSCW, the net effect of the requested changes would result in a 6.99% increase, on average, in retail electric rates.

On December 14, 2007, the PSCW authorized MGE to increase 2008 electric rates by 4.8% or $16.2 million and increase gas rates by 2.8% or $7.8 million. The electric increase will cover costs for MGE's new wind energy projects, statewide energy efficiency and renewable energy programs, transmission improvements by ATC, and accelerated costs to discontinue coal use at the Blount Station. In addition to funding the statewide energy programs, the natural gas rate increase covered costs for area gas construction projects needed to accommodate customer growth. Authorized return on common stock equity was set at 10.8% based on 57.4% utility common equity.

Pursuant to the provisions of this rate order, the fuel rules bandwidth effective January 1, 2008, is plus or minus 2%. See description of fuel rules below.

On December 22, 2006, the PSCW approved a limited scope rate case reopener related to MGE's current electric rates. This order approved an update to MGE's electric fuel costs monitored under the fuel rules, an updated estimate of the 2007 Elm Road carrying costs, and a request for recovery of increased ATC-related transmission costs through December 31, 2007. This order resulted in a net 0.15% decrease, on average, in retail electric rates for 2007. The PSCW also approved the recovery of 100% AFUDC on the Top of Iowa III wind project beginning in November 2006 and continuing until construction on the project ceased.

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

Under fuel rules effective January 1, 2008, MGE can apply for a fuel surcharge if its actual electric fuel costs exceed 102% of the electric fuel costs allowed in its latest rate order. Conversely, MGE can be required to provide a fuel credit to its customers if actual electric fuel costs are less than 98% of the electric fuel costs allowed in that order.

The PSCW approved a $0.00239 per kWh interim fuel surcharge on MGE's electric rates effective May 6, 2008, to cover increased fuel and purchased power expenses. This interim fuel surcharge will result in an estimated $8.0 million increase in electric revenues on an annual basis. For the three and six months ended June 30, 2008, this interim surcharge resulted in a $1.2 million increase to electric rates. However, pursuant to the provisions of this interim order, MGE's electric revenues resulting from this interim surcharge are subject to refund with interest at 10.8% should it ultimately be determined that the interim fuel surcharge resulted in collections greater than actual costs. No amount was estimated to be refunded under these provisions at June 30, 2008.

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

As a result of a decrease in electric fuel costs during the twelve months ended December 31, 2006, a fuel credit was approved by the PSCW. To account for this credit, MGE recorded a $19.1 million reduction to other electric revenues. During the year ended December 31, 2006, $16.8 million had been credited to electric customers. An additional $2.4 million (includes interest) was applied to customers' accounts in April 2007.

15.

SFAS 157 Fair Value of Assets and Liabilities - MGE Energy and MGE.

As of January 1, 2008, MGE and MGE Energy adopted SFAS 157, Fair Value Measurements. The adoption of this standard requires enhanced disclosures about MGE's and MGE Energy's assets and liabilities carried at fair value.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability including assumptions about risk. The standard also establishes a three level fair value hierarchy based upon the observability of the assumptions used and requires the use of observable market data when available. The levels are:

Level 1 - Pricing inputs are quoted prices within active markets for identical assets or liabilities.

Level 2 - Pricing inputs are quoted prices within active markets for similar assets or liabilities; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations that are correlated with or otherwise verifiable by observable market data.

Level 3 - Pricing inputs are unobservable and reflect management's best estimate of what market participants would use in pricing the asset or liability.

In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. MGE Energy and MGE have elected to defer the adoption of the nonrecurring fair value measurement disclosures of nonfinancial assets and liabilities. The adoption of FSP FAS 157-2, effective January 1, 2009, is not expected to have any material impact on MGE Energy and MGE.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis for MGE Energy and MGE.

(In thousands)	Fair Value as of June 30, 2008
	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Derivatives, net	$9,077	$3,275	$-	$5,802
Exchange-traded investments	3,211	3,211	-	-
Total Assets	$12,288	$6,486	$-	$5,802
Liabilities:
Deferred compensation	$1,083	$1,083	$-	$-
Total Liabilities	$1,083	$1,083	$-	$-

MGE
Assets:
Derivatives, net	$9,077	$3,275	$-	$5,802
Exchange-traded investments	1,535	1,535	-	-
Total Assets	$10,612	$4,810	$-	$5,802
Liabilities:
Deferred compensation	$1,083	$1,083	$-	$-
Total Liabilities	$1,083	$1,083	$-	$-

Derivatives include exchange-traded derivative contracts, a ten-year purchased power agreement, and FTRs. Most exchange-traded derivative contracts are valued based on unadjusted quoted prices in active markets and are therefore classified as Level 1. A small number of exchange-traded contracts are valued using quoted market pricing in markets with insufficient volumes and are therefore classified as Level 3. The ten-year purchased power agreement (see Footnote 12) was valued using an internally-developed pricing model and therefore classified as Level 3. The model includes both observable and unobservable inputs. FTRs are priced based upon monthly auction results for identical or similar instruments in a closed market with limited data available and are therefore classified as Level 3.

Investments include exchange-traded investment securities valued using quoted prices on active exchanges and are therefore classified as Level 1.

The deferred compensation plan allows participants to defer certain cash compensation into a notional investment account. These amounts are included within other deferred liabilities in the balance sheets of MGE Energy and MGE. The notional investments earn interest based upon the semiannual rate of U.S. Treasury Bills having a 26 week maturity increased by 1% compounded monthly, with a minimum annual rate of 7%, compounded monthly, and are therefore based upon observable market data and classified as Level 1.

The following table summarizes the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for both MGE Energy and MGE.

(In thousands)	Three Months Ended June 30, 2008
Balance as of April 1, 2008	$1,872
Realized and unrealized gains (losses):
Included in regulatory liabilities (assets)	3,890
Included in other comprehensive income	40
Included in earnings	347
Included in current assets	-
Purchases, sales, issuances, and settlements, net	(347)
Transfers in and/or out of Level 3	-
Balance as of June 30, 2008	$5,802
Total gains (losses) included in earnings attributed to the change in unrealized gains (losses) related to assets and liabilities held at June 30, 2008 (a)	$-

(In thousands)	Six Months Ended June 30, 2008
Balance as of January 1, 2008	$(444)
Realized and unrealized gains (losses):
Included in regulatory liabilities (assets)	6,193
Included in other comprehensive income	53
Included in earnings	1,214
Included in current assets	(7)
Purchases, sales, issuances, and settlements, net	(1,207)
Transfers in and/or out of Level 3	-
Balance as of June 30, 2008	$5,802
Total gains (losses) included in earnings attributed to the change in unrealized gains (losses) related to assets and liabilities held at June 30, 2008 (a)	$-

The following table presents total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis during the three and six months ended June 30, 2008, for both MGE Energy and MGE. (a).

(In thousands)	Purchased Power Expense	Natural Gas Purchased Expense	Regulated Gas Revenues
Total gains (losses) included in earnings for the three months ended June 30, 2008	$347	$-	$-
Total gains (losses) included in earnings for the six months ended June 30, 2008	$1,308	$(47)	$(47)

(a) MGE's exchange-traded derivative contracts, ten-year purchased power agreement, and FTRs are subject to regulatory deferral under the provisions of SFAS 71. These derivatives are therefore marked to fair value pursuant to SFAS 133 and are offset with a corresponding regulatory asset or liability. A portion of MGE's derivative contracts fall under the incentive mechanism within the PGA clause and shareholders have the ability to receive 50% of the benefit or loss from these deals if certain thresholds are achieved. Under these derivatives, only 50% of the gains or losses are subject to regulatory deferral under SFAS 71. The remaining 50%, the shareholder portion, is reflected in other comprehensive income. As a result of the above described treatment, there are no unrealized gains or losses that flow through earnings.

16.

New Accounting Pronouncements and Legislation - MGE Energy and MGE.

a.

Pension Protection Act.

See Footnote 8 for discussion of this pronouncement.

b.

FSP FIN 39-1.

See Footnote 12 for discussion of this pronouncement.

c.

FAS 160 and FAS 141(R).

In December 2007, the FASB issued FAS 160, Non-Controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 and FAS 141(R), Business Combinations. These pronouncements will change the accounting and reporting for business acquisitions and non-controlling interest in a subsidiary. In addition, FAS 160 will change the accounting and reporting for the deconsolidation of a subsidiary. FAS 160 and FAS 141(R) will be effective for MGE and MGE Energy as of January 1, 2009. MGE and MGE Energy are currently assessing the impact these pronouncements will have on their financial statements.

d.

FAS 161.

In March 2008, the FASB issued FAS 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption allowed. MGE and MGE Energy have elected not to early adopt this pronouncement. Therefore, FAS 161 will be effective for MGE and MGE Energy as of January 1, 2009. MGE and MGE Energy are currently assessing the impact this pronouncement will have on their financial statements.

17.

Segment Information - MGE Energy and MGE.

MGE Energy operates in the following business segments: electric utility, gas utility, nonregulated energy, transmission investment, and all other. See MGE Energy's and MGE's Form 10-K for additional discussion of each of these segments.

The following tables show segment information for MGE Energy's operations for the indicated periods:

MGE Energy (In thousands)	Electric	Gas	Nonregulated Energy	Transmission Investment	All Others	Consolidation/ Elimination Entries	Consolidated Total
Three months ended June 30, 2008
Operating revenues	$84,031	$38,920	$1,786	$-	$-	$-	$124,737
Interdepartmental revenues	129	3,397	3,719	-	-	(7,245)	-
Total operating revenues (loss)	84,160	42,317	5,505	-	-	(7,245)	124,737
Depreciation and amortization	(6,919)	(2,288)	(686)	-	-	-	(9,893)
Other operating expenses	(63,424)	(40,219)	(27)	(1)	(176)	7,245	(96,602)
Operating income (loss)	13,817	(190)	4,792	(1)	(176)	-	18,242
Other (deductions) income, net	(6)	(1)	-	1,704	(7)	-	1,690
Interest (expense) income, net	(2,725)	(769)	(644)	-	703	-	(3,435)
Income (loss) before taxes	11,086	(960)	4,148	1,703	520	-	16,497
Income tax (provision) benefit	(3,838)	461	(1,665)	(684)	(214)	-	(5,940)
Net income (loss)	$7,248	$(499)	$2,483	$1,019	$306	$-	$10,557

Three months ended June 30, 2007
Operating revenues	$80,947	$28,297	$1,301	$-	$-	$-	$110,545
Interdepartmental revenues	83	4,813	3,714	-	-	(8,610)	-
Total operating revenues (loss)	81,030	33,110	5,015	-	-	(8,610)	110,545
Depreciation and amortization	(5,228)	(2,109)	(686)	-	-	-	(8,023)
Other operating expenses	(62,823)	(31,444)	(27)	(1)	(114)	8,610	(85,799)
Operating income (loss)	12,979	(443)	4,302	(1)	(114)	-	16,723
Other income, net	181	44	-	1,513	7	-	1,745
Interest (expense) income, net	(2,392)	(674)	(629)	-	520	-	(3,175)
Income (loss) before taxes	10,768	(1,073)	3,673	1,512	413	-	15,293
Income tax (provision) benefit	(3,655)	577	(1,474)	(607)	(168)	-	(5,327)
Net income (loss)	$7,113	$(496)	$2,199	$905	$245	$-	$9,966

Six months ended June 30, 2008
Operating revenues	$166,470	$144,404	$3,859	$-	$-	$-	$314,733
Interdepartmental revenues	250	11,985	7,437	-	-	(19,672)	-
Total operating revenues (loss)	166,720	156,389	11,296	-	-	(19,672)	314,733
Depreciation and amortization	(13,401)	(4,517)	(1,372)	-	-	-	(19,290)
Other operating expenses	(135,426)	(136,846)	(52)	(1)	(240)	19,672	(252,893)
Operating income (loss)	17,893	15,026	9,872	(1)	(240)	-	42,550
Other income (deductions), net	478	(1,514)	-	3,310	(8)	-	2,266
Interest (expense) income, net	(5,424)	(1,576)	(1,281)	-	1,413	-	(6,868)
Income before taxes	12,947	11,936	8,591	3,309	1,165	-	37,948
Income tax provision	(3,649)	(4,654)	(3,448)	(1,329)	(474)	-	(13,554)
Net income	$9,298	$7,282	$5,143	$1,980	$691	$-	$24,394

Six months ended June 30, 2007
Operating revenues	$157,711	$118,140	$2,580	$-	$-	$-	$278,431
Interdepartmental revenues	199	11,008	7,427	-	-	(18,634)	-
Total operating revenues (loss)	157,910	129,148	10,007	-	-	(18,634)	278,431
Depreciation and amortization	(10,471)	(4,237)	(1,372)	-	-	-	(16,080)
Other operating expenses	(128,970)	(113,389)	(55)	(2)	(213)	18,634	(223,995)
Operating income (loss)	18,469	11,522	8,580	(2)	(213)	-	38,356
Other income (deductions), net	348	(256)	-	2,958	10	-	3,060
Interest (expense) income, net	(4,923)	(1,388)	(1,267)	-	863	-	(6,715)
Income before taxes	13,894	9,878	7,313	2,956	660	-	34,701
Income tax provision	(4,346)	(3,695)	(2,935)	(1,187)	(270)	-	(12,433)
Net income	$9,548	$6,183	$4,378	$1,769	$390	$-	$22,268

The following tables show segment information for MGE's operations for the indicated periods:

MGE (In thousands)	Electric	Gas	Nonregulated Energy	Transmission Investment	Consolidation/ Elimination Entries	Consolidated Total
Three months ended June 30, 2008
Operating revenues	$84,031	$38,920	$1,786	$-	$-	$124,737
Interdepartmental revenues	129	3,397	3,719	-	(7,245)	-
Total operating revenues (loss)	84,160	42,317	5,505	-	(7,245)	124,737
Depreciation and amortization	(6,919)	(2,288)	(686)	-	-	(9,893)
Other operating expenses*	(67,256)	(39,755)	(1,692)	(1)	7,245	(101,459)
Operating income (loss)*	9,985	274	3,127	(1)	-	13,385
Other (deductions) income, net*	(12)	(4)	-	1,020	-	1,004
Interest expense, net	(2,725)	(769)	(644)	-	-	(4,138)
Income (loss) before minority interest	7,248	(499)	2,483	1,019	-	10,251
Minority interest, net of tax	-	-	-	-	(3,005)	(3,005)
Net income (loss)	$7,248	$(499)	$2,483	$1,019	$(3,005)	$7,246

Three months ended June 30, 2007
Operating revenues	$80,947	$28,297	$1,301	$-	$-	$110,545
Interdepartmental revenues	83	4,813	3,714	-	(8,610)	-
Total operating revenues (loss)	81,030	33,110	5,015	-	(8,610)	110,545
Depreciation and amortization	(5,228)	(2,109)	(686)	-	-	(8,023)
Other operating expenses*	(66,463)	(30,863)	(1,501)	(1)	8,610	(90,218)
Operating income (loss)*	9,339	138	2,828	(1)	-	12,304
Other income, net*	166	40	-	906	-	1,112
Interest expense, net	(2,392)	(674)	(629)	-	-	(3,695)
Income (loss) before minority interest	7,113	(496)	2,199	905	-	9,721
Minority interest, net of tax	-	-	-	-	(2,736)	(2,736)
Net income (loss)	$7,113	$(496)	$2,199	$905	$(2,736)	$6,985

Six months ended June 30, 2008
Operating revenues	$166,470	$144,404	$3,859	$-	$-	$314,733
Interdepartmental revenues	250	11,985	7,437	-	(19,672)	-
Total operating revenues (loss)	166,720	156,389	11,296	-	(19,672)	314,733
Depreciation and amortization	(13,401)	(4,517)	(1,372)	-	-	(19,290)
Other operating expenses*	(138,977)	(142,089)	(3,500)	(1)	19,672	(264,895)
Operating income (loss)*	14,342	9,783	6,424	(1)	-	30,548
Other income (deductions), net*	380	(925)	-	1,981	-	1,436
Interest expense, net	(5,424)	(1,576)	(1,281)	-	-	(8,281)
Income before minority interest	9,298	7,282	5,143	1,980	-	23,703
Minority interest, net of tax	-	-	-	-	(6,151)	(6,151)
Net income (loss)	$9,298	$7,282	$5,143	$1,980	$(6,151)	$17,552

Six months ended June 30, 2007
Operating revenues	$157,711	$118,140	$2,580	$-	$-	$278,431
Interdepartmental revenues	199	11,008	7,427	-	(18,634)	-
Total operating revenues (loss)	157,910	129,148	10,007	-	(18,634)	278,431
Depreciation and amortization	(10,471)	(4,237)	(1,372)	-	-	(16,080)
Other operating expenses*	(133,284)	(117,212)	(2,990)	(2)	18,634	(234,854)
Operating income (loss)*	14,155	7,699	5,645	(2)	-	27,497
Other income (deductions), net*	316	(128)	-	1,771	-	1,959
Interest expense, net	(4,923)	(1,388)	(1,267)	-	-	(7,578)
Income before minority interest	9,548	6,183	4,378	1,769	-	21,878
Minority interest, net of tax	-	-	-	-	(5,449)	(5,449)
Net income (loss)	$9,548	$6,183	$4,378	$1,769	$(5,449)	$16,429

*Amounts are shown net of the related tax expense, consistent with the presentation on the consolidated MGE Income Statement.

The following table shows segment information for MGE Energy's and MGE's assets and capital expenditures:

MGE Energy (In thousands)	Electric	Gas	Assets not Allocated	Nonregulated Energy	Transmission Investment	All Others	Consolidation/ Elimination Entries	Total
Assets:
June 30, 2008	$632,561	$209,432	$11,104	$255,315	$42,898	$366,489	$(389,159)	$1,128,640
December 31, 2007	614,949	234,002	14,876	227,415	40,808	342,491	(362,954)	1,111,587
Capital Expenditures:
Six months ended June 30, 2008	28,648	1,823	-	30,665	-	-	-	61,136
Year ended December 31, 2007	70,687	12,091	-	53,480	-	-	-	136,258

MGE (In thousands)	Electric	Gas	Assets not Allocated	Nonregulated Energy	Transmission Investment	Consolidation/ Elimination Entries	Total
Assets:
June 30, 2008	$632,561	$209,432	$11,104	$255,065	$42,898	$(18,522)	$1,132,538
December 31, 2007	614,949	234,002	14,876	227,165	40,808	(15,908)	1,115,892
Capital Expenditures:
Six months ended June 30, 2008	28,648	1,823	-	30,665	-	-	61,136
Year ended December 31, 2007	70,687	12,091	-	53,480	-	-	136,258

18.

Subsequent Events - MGE Energy and MGE.

a.

ATC Capital Contribution.

On July 31, 2008, MGE Transco made a voluntary $1.1 million capital contribution to ATC.

b.

Investment Activity.

MGE Energy and MGE held shares in a publicly traded company that was acquired by another company in July 2008. MGE Energy and MGE tendered these shares in July 2008. For MGE Energy, cash proceeds of $2.3 million were received in the third quarter and resulted in a $1.9 million pretax gain. For MGE, cash proceeds of $0.8 million were received in the third quarter and resulted in a $0.5 million pretax gain.

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

Our nonregulated energy operations have been formed to own, for lease to MGE, new electric generating capacity. Our nonregulated energy operations include a cogeneration project on the UW-Madison campus. Our nonregulated energy operations also include an undivided 8.33% ownership interest in each of two 615 MW generating units being constructed in Oak Creek, Wisconsin. All of these operations are included in MGE's consolidated financial statements as a result of the accounting requirements of FIN 46R, Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51.

The transmission investment segment consists of our investment in ATC. Our all other segment includes corporate operations and services and certain construction services.

Our primary focus today and for the foreseeable future is our core utility customers at MGE. MGE continues to face the challenge of providing its customers with reliable power at competitive prices. MGE plans to meet this challenge by building more efficient generation projects and continuing its efforts to control operational costs. We believe it is critical to maintain a strong credit standing and financial strength for MGE as well as for the parent company in order to accomplish these goals.

Three Months Ended June 30, 2008 and 2007

Executive Summary - MGE Energy and MGE

For the three months ended June 30, 2008, MGE Energy's earnings were $10.6 million or $0.48 per share compared to $10.0 million or $0.47 per share for the same period in the prior year. MGE's earnings for the three months ended June 30, 2008, were $7.2 million compared to $7.0 million for the same period in the prior year.

The following discussion is based on the business segments as discussed in Footnote 17.

Electric Utility

The electric utility segment contributed $7.2 million of net income during the second quarter of 2008, a slight increase of $0.1 million compared to the second quarter of 2007.

Electric revenues were $3.1 million or 3.8% higher during the second quarter of 2008 compared to the same period last year. The increase is partially related to a 4.8% rate increase approved by the PSCW, effective January 1, 2008. The rate increase was to cover higher costs pertaining to MGE's new wind energy projects, statewide energy efficiency and renewable energy programs, transmission improvements by ATC, and accelerated costs associated with the discontinued use of coal at the Blount Station. Also contributing to the electric revenue increase was an interim fuel surcharge, which was a result of higher fuel costs than those costs provided in the applicable rate order. The PSCW approved a $0.00239 per kWh interim fuel surcharge on MGE's electric rates effective May 6, 2008, which resulted in $1.2 million being collected during the three months ended June 30, 2008.

Gas Utility

The gas utility segment recorded a $0.5 million net loss during the second quarter of 2008 which is comparable to the second quarter of 2007. Gas margin (regulated gas revenues less natural gas purchased) increased $2.2 million during the second quarter of 2008 compared to the same period last year. MGE received a 2.8% rate increase from the PSCW, effective January 1, 2008, to cover costs for area gas construction projects needed to accommodate growth and funding of statewide energy efficiency and renewable energy programs. Compared to the prior period, gas operating and maintenance expenses increased $1.6 million primarily related to payments required to be made to statewide energy efficiency and renewable resource programs pursuant to Wisconsin legislation.

Gas margin (regulated gas revenues less natural gas purchased) is not a measurement defined under GAAP. MGE Energy and MGE believe this measurement is useful in analyzing the gas utility segment. However, it may not be comparable to measurements of other companies. In addition, this measurement may not be more useful than the GAAP information regarding the gas utility segment provided elsewhere in this report.

Nonregulated Energy

The nonregulated energy segment contributed $2.5 million of net income during the second quarter of 2008, an increase of $0.3 million or 12.9% compared to the second quarter of 2007. The increase is largely attributable to higher carrying costs recognized for the Elm Road project. Carrying costs during construction of the nonregulated energy projects, related to the equity portion, are recognized over the period of time the costs are recovered in rates.

Capital expenditures during the second quarter of 2008 totaled $14.9 million for the Elm Road project.

Transmission Investment

Earnings from our interest in ATC increased $0.1 million for the second quarter of 2008 compared to the same period last year.

MGE Transco contributed $1.3 million for a voluntary capital contribution to ATC in April 2008 and an additional $1.1 million voluntary capital contribution in July 2008. ATC may request additional voluntary capital contributions from the owners during 2008 and MGE Transco plans to participate in those contributions.

All Others

MGE Energy's corporate operations contributed $0.3 million in earnings for the second quarter of 2008. These earnings are a result of interdepartmental interest income recognized as a result of capitalized interest on the Elm Road project.

Electric Utility Operations - MGE Energy and MGE

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the periods indicated:

	Revenues			Sales
(In thousands, except cooling degree days)	Three Months Ended June 30,			Three Months Ended June 30,
	2008	2007	% Change	2008	2007	% Change
Residential	$25,432	$25,147	1.1%	172,281	184,565	(6.7)%
Commercial	44,720	41,876	6.8%	439,140	451,376	(2.7)%
Industrial	6,278	5,497	14.2%	82,191	80,763	1.8%
Other - retail/municipal	8,289	6,399	29.5%	107,087	91,588	16.9%
Total retail	84,719	78,919	7.3%	800,699	808,292	(0.9)%
Sales for resale	1,532	1,921	(20.2)%	14,298	23,991	(40.4)%
Other revenues (deductions)	(2,220)	107	(2,174.8)%	-	-	-
Total	$84,031	$80,947	3.8%	814,997	832,283	(2.1)%

Cooling degree days (normal 180)				113	206	(45.1)%

Electric operating revenues increased $3.1 million or 3.8% for the three months ended June 30, 2008, due to the following:

(In millions)	Three Months Ended June 30, 2008
Rate changes	$6.6
Volume	(0.8)
Sales for resale	(0.4)
Other revenues	(2.3)
Total	$3.1

•

Rates changes. Rates charged to retail customers for the three months ended June 30, 2008, were 8.4% or $6.6 million higher than those charged during the same period in the prior year.

On December 14, 2007, the PSCW authorized MGE to increase 2008 electric revenue by $16.2 million to cover costs for MGE's new wind energy projects, statewide energy efficiency and renewable energy programs, transmission improvements by ATC, and accelerated costs to discontinue coal use at the Blount Station.

On May 5, 2008, the PSCW approved a $0.00239 per kWh interim fuel surcharge on MGE's electric rates to cover increased fuel and purchased power expenses. This interim fuel surcharge will result in an estimated $8.0 million increase in electric revenues on an annual basis. The interim fuel surcharge was included in electric rates as of May 6, 2008. For the three months ended June 30, 2008, this interim surcharge resulted in a $1.2 million increase to electric rates. However, pursuant to the provisions of this interim order, MGE's electric revenues resulting from this interim surcharge are subject to refund with interest at 10.8% should it ultimately be determined that the interim fuel surcharge resulted in collections greater than actual costs. No amount was estimated to be refunded under these provisions at June 30, 2008.

On April 24, 2007, when the PSCW completed their audit of 2006 electric fuel costs and issued a final order on the 2006 fuel credit, $2.4 million (related to 2006 fuel costs and including interest) was applied to customers' accounts.

On April 26, 2007, a $0.00339 per kWh interim fuel surcharge, subject to refund, was approved by the PSCW which resulted in a $2.0 million increase to electric rates charged to customers during the three months ended June 30, 2007.

•

Volume. During the three months ended June 30, 2008, there was a 0.9% decrease in total retail sales volumes when compared to the same period in the prior year. This decrease represents decreased usage by residential and commercial customers, offset by an increase in usage from industrial and other-retail/municipal customers.

•

Sales for resale. For the three months ended June 30, 2008, sales for resale decreased $0.4 million when compared to the same period in the prior year, reflecting a decreased volume of sales. Sales for resale include transactions conducted on the PJM and MISO markets reflecting our involvement in the PJM and MISO markets since their establishment on May 1, 2004, and April 1, 2005, respectively.

•

Other revenues. Other electric revenues decreased $2.3 million for the three months ended June 30, 2008, compared to the same period in the prior year.

During the three months ended June 30, 2008 and 2007, MGE recovered in electric rates carrying costs and other fees related to WCCF and Elm Road. During the three months ended June 30, 2008 and 2007, MGE recorded a $2.8 million and $2.1 million reduction, respectively, to other electric revenues to transfer the revenues from the electric segment to the nonregulated energy operations segment. See discussion of these revenues in the "nonregulated energy operating revenues" section.

During the three months ended June 30, 2007, other electric revenues included a $2.4 million upward adjustment to negate the impact on overall electric revenues for the 2006 fuel refund provided to customers in April 2007. Note that this refund was accrued in revenues during 2006, and was returned to customers via a reduction in rates in April 2007. See "Rate changes" above for more information on this refund. Furthermore, to account for the subject to refund provisions implemented by the PSCW on April 26, 2007, during the three months ended June 30, 2007, MGE recognized an obligation to make refunds to its customers by recording a $0.6 million reduction to other electric revenues.

Other miscellaneous electric revenues for the three months ended June 30, 2008 increased $0.2 million compared to the same period in 2007.

Electric fuel and purchased power

The expense for fuel used for electric generation decreased $0.7 million or 5.3% during the three months ended June 30, 2008, compared to the same period in the prior year primarily as a result of a decrease in fuel costs.

Purchased power expense decreased by $4.0 million or 21.4% during the three months ended June 30, 2008, compared to the same period in the prior year. This decrease in expense reflects a $3.2 million or 17.4% decrease in the per unit cost of purchased power and a $0.8 million or 4.8% decrease in the volume of power purchased.

Electric operating expenses

Electric operating expenses increased $2.9 million during the three months ended June 30, 2008, compared to the same period in 2007. The following changes contributed to the net change:

(In millions)	Three Months Ended June 30, 2008
Increased production costs	$0.4
Increased transmission costs	0.6
Increased distribution expenses	0.2
Decreased customer accounts expenses	(0.2)
Increased customer service costs	1.1
Decreased sales promotion expenses	(0.1)
Increased other general and administrative expenses	0.9
Total	$2.9

As a result of the 2005 Wisconsin Act 141, each Wisconsin utility is required to pay 1.2% of its annual operating revenues to the statewide energy efficiency and renewable resource programs. MGE is allowed to recover these costs in rates through its conservation escrow. For the three months ended June 30, 2008, costs associated with funding these programs increased customer service expense by $1.3 million.

Electric maintenance expense

For the three months ended June 30, 2008, electric maintenance expense increased $2.3 million, when compared to the same period in the prior year. This increase is attributable to increases of $1.8 million in production maintenance and $0.5 million in distribution expenses.

Electric depreciation expense

Depreciation expense at the electric segment increased by $1.7 million for the three months ended June 30, 2008, when compared to the same period in the prior year. This increase is related to higher levels of electric assets, including the Top of Iowa III wind-powered electric generating facility which was placed in service in the first quarter of 2008. Also contributing to the increase is the accelerated depreciation of certain Blount assets. For additional information on the Blount accelerated depreciation, see Footnote 11.

Gas Utility Operations - MGE Energy and MGE

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class during each of the periods indicated:

	Revenues			Deliveries
(In thousands, except HDD and average rate per therm of retail customer)	Three Months Ended June 30,			Three Months Ended June 30,
	2008	2007	% Change	2008	2007	% Change
Residential	$19,817	$15,664	26.5%	12,314	12,049	2.2%
Commercial/industrial	17,233	11,495	49.9%	14,606	11,829	23.5%
Total retail	37,050	27,159	36.4%	26,920	23,878	12.7%
Gas transportation	610	565	8.0%	7,715	7,267	6.2%
Other revenues	1,260	573	119.9%	-	-	-
Total	$38,920	$28,297	37.5%	34,635	31,145	11.2%
Heating degree days (normal 856)				847	758	11.7%
Average rate per therm of retail customer				$1.376	$1.137	21.0%

Gas revenues increased $10.6 million or 37.5% for the three months ended June 30, 2008. These changes are related to the following factors:

(In millions)	Three Months Ended June 30, 2008
Gas costs/rates	$5.7
Gas deliveries	4.2
Transportation and other effects	0.7
Total	$10.6

•

Gas costs/rates. The average retail rate per therm for the three months ended June 30, 2008, increased 21.0% compared to the same period in 2007. The primary contributor to this increase is higher natural gas costs.

Also, the PSCW authorized a 2.8% increase in MGE's gas rates effective January 1, 2008, to cover increased system demands and funding statewide energy programs.

•

Retail gas deliveries. The 12.7% increase in retail gas deliveries for the three months ended June 30, 2008, was attributable to an 11.7% increase in the heating degree days between the periods and increased use by a large commercial customer.

•

Transportation and other revenues. Transportation and other revenues increased a total of $0.7 million primarily due to an increase in income realized under the GCIM.

Under MGE's GCIM, if actual gas commodity costs are above or below a benchmark set by the PSCW, then MGE's gas sales service customers and shareholders share equally in any increased costs or savings. The PSCW also allows MGE to resell gas pipeline capacity reserved to meet peak demands but not needed every day to serve customers. Revenues from capacity release that exceed or fall short of PSCW-targeted levels are shared equally. For the three months ended June 30, 2008 and 2007, shareholders received the benefit of $1.1 million and $0.4 million, respectively, from capacity release revenues and commodity savings under the GCIM.

Natural gas purchased

For the three months ended June 30, 2008, natural gas purchased increased by $8.5 million, compared to the same period in the prior year. The cost per therm of natural gas increased 31.4% which resulted in $6.3 million of additional expense. In addition, an 11.9% increase in the volume of gas purchased resulted in $2.2 million of additional expense.

Gas operating expenses

Gas operating expenses increased $1.4 million for the three months ended June 30, 2008, compared to the same period a year ago. The following changes contributed to the net change:

(In millions)	Three Months Ended June 30, 2008
Increased distribution costs	$0.2
Increased customer service costs	0.8
Increased general and administrative costs	0.4
Total	$1.4

As a result of the 2005 Wisconsin Act 141, each Wisconsin utility is required to pay 1.2% of its annual operating revenues to the statewide energy efficiency and renewable resource programs. MGE is allowed to recover these costs in rates through its conservation escrow. For the three months ended June 30, 2008, costs associated with funding these programs increased customer service expense by $0.9 million.

Gas maintenance expense

Gas maintenance expenses increased by $0.2 million for the three months ended June 30, 2008, compared to the same period in the prior year. This increase relates to an increase in distribution costs.

Gas depreciation expense

Gas depreciation expense increased $0.2 million for the three months ended June 30, 2008, compared to the same period in the prior year.

Other Income (Deductions), Net

During the three months ended June 30, 2008, the gas and electric segments recognized a total of $0.1 million in AFUDC-equity which is offset by $0.1 million of miscellaneous expenses.

For the three months ended June 30, 2007, the gas and electric segments recognized a total of $0.3 million in AFUDC-equity. This income was offset by $0.1 million in miscellaneous expense.

Interest Expense, Net

For the three months ended June 30, 2008, total interest expense for the electric and gas segments increased $0.4 million compared to the same period in the prior year.

Nonregulated Energy Operations - MGE Energy and MGE

Nonregulated energy operating revenues

Operating revenues from nonregulated energy operations increased $0.5 million for the three months ended June 30, 2008, when compared to the same period in the prior year. Operating revenues from nonregulated energy operations for both the three months ended June 30, 2008 and 2007, include $3.7 million in interdepartmental revenues related to a leasing arrangement between MGE and MGE Power West Campus which commenced on April 26, 2005. Upon consolidation, these interdepartmental revenues are eliminated.

Also included in operating revenues is the recognition of revenues related to the carrying costs for MGE Power West Campus and MGE Power Elm Road. MGE received approval from the PSCW to collect approximately $12.1 million in carrying costs incurred by MGE Power West Campus during construction of the WCCF facility. MGE is collecting these costs in rates over a period of ten years. A portion of this amount is being recognized over the period recovered in rates and a portion is being recognized over the period in which the facility is being depreciated (40 years). For the three months ended June 30, 2008 and 2007, MGE Power West Campus recognized $0.2 million and $0.3 million, respectively, related to carrying costs on the WCCF, management, demolition, and removal fees.

MGE also received approval from the PSCW to collect carrying costs expected to be incurred by MGE Power Elm Road during construction of the Elm Road project. MGE estimates that the total carrying costs on the Elm Road project will be $60.7 million. A portion of this amount is being recognized over the period recovered in rates and a portion is being deferred and will be recognized over the period in which the facility is depreciated. For the three months ended June 30, 2008 and 2007, MGE Power Elm Road recognized $1.5 million and $1.0 million, respectively, related to carrying costs on the Elm Road project.

Nonregulated energy interest expense, net

For both the three months ended June 30, 2008 and 2007, interest expense, net at the nonregulated energy operations segment was $0.6 million. Interest expense at the nonregulated energy segment for both the three months ended June 30, 2008 and 2007, include $0.7 million in interest expense incurred on $50 million of long-term, fixed-rate borrowings at MGE Power West Campus.

Also included in the nonregulated interest expense is interdepartmental interest expense and capitalized interest at MGE Power Elm Road. During the three months ended June 30, 2008 and 2007, MGE Power Elm Road was charged $1.2 million and $0.9 million, respectively, in interest expense by Corporate on funds borrowed for the Elm Road Project. This expense is eliminated upon consolidation for MGE Energy only. The interest expense at MGE Power Elm Road is offset by $1.2 million and $0.9 million, respectively, in capitalized interest. MGE Power Elm Road is capitalizing interest on the Elm Road project.

During both the three months ended June 30, 2008 and 2007, MGE Power Elm Road recorded $0.1 million in interest income on cash advanced to Elm Road Services, LLC for construction of transmission equipment and work done by ATC related to the Elm Road project.

Transmission Investment Operations - MGE Energy and MGE

Transmission investment other income

For the three months ended June 30, 2008 and 2007, other income at the transmission investment segment was $1.7 million and $1.5 million, respectively. The transmission investment segment holds our interest in ATC, and its income reflects our equity in the earnings of ATC.

All Other Nonregulated Operations - MGE Energy

All other interest income, net

All other interest income, net for the three months ended June 30, 2008 and 2007, was $0.7 million and $0.5 million, respectively. Interest income for the three months ended June 30, 2008, represents $1.2 million in interdepartmental interest income from MGE Power Elm Road, partially offset by $0.5 million in interest expense on short term debt. Interest income for the three months ended June 30, 2007, represents $0.9 million in interdepartmental interest income from MGE Power Elm Road, partially offset by $0.4 million in interest expense on short-term debt. The interdepartmental interest income is eliminated upon consolidation.

Consolidated Other General Taxes

MGE Energy's and MGE's other general taxes increased $0.3 million or 7.1% for the three months ended June 30, 2008, when compared to the same period in 2007, primarily because MGE's license fee tax increased. The annual license fee tax expense is based on adjusted operating revenues of the prior year. Tax rates have not increased.

Consolidated Income Taxes

MGE Energy's effective income tax rate for the three months ended June 30, 2008, is 36.0% compared to 34.8% for the same period in 2007. The lower tax rate for the three months ended June 30, 2007, is due to higher estimates of AFUDC-equity for 2007 associated with construction of Top of Iowa III wind project.

MGE's effective income tax rate for the three months ended June 30, 2008, is 35.8% compared to 34.7% for the same period in the prior year. The lower tax rate for the three months ended June 30, 2007 is due to higher estimates of AFUDC-equity for 2007 associated with construction of Top of Iowa III wind project.

Minority Interest, Net of Tax

For the three months ended June 30, 2008, MGE Energy (through its wholly owned subsidiary MGE Power) earned $1.9 million and $0.9 million, net of tax, for its interest in MGE Power West Campus and MGE Power Elm Road, respectively. Additionally, MGE Energy earned $0.2 million, net of tax for its interest in MGE Transco. These amounts are recorded as minority interest expense, net of tax, on MGE's consolidated statement of income.

For the three months ended June 30, 2007, MGE Energy (through its wholly owned subsidiary MGE Power) had earned $2.0 million and $0.6 million, net of tax, for its interest in MGE Power West Campus and MGE Power Elm Road, respectively. Additionally, MGE Energy had earned $0.1 million, net of tax, for its interest in MGE Transco. These amounts are recorded as minority interest expense, net of tax, on MGE's consolidated statement of income.

Six Months Ended June 30, 2008 and 2007

Executive Summary - MGE Energy and MGE

For the six months ended June 30, 2008, MGE Energy's earnings were $24.4 million or $1.11 per share compared to $22.3 million or $1.05 per share for the same period in the prior year. MGE's earnings for the six months ended June 30, 2008, were $17.6 million compared to $16.4 million for the same period in the prior year.

The following discussion is based on the business segments as discussed in Footnote 17.

Electric Utility

The electric utility segment contributed $9.3 million of net income during the six months ended June 30, 2008, a slight decrease of $0.3 million compared to the same period in 2007.

•

Electric revenues were $8.8 million or 5.6% higher during the six months ended June 30, 2008 compared to the same period last year. The increase is a result of a 0.5% increase in retail sales and a 4.8% rate increase approved by the PSCW, effective January 1, 2008. The rate increase was to cover higher costs pertaining to MGE's new wind energy projects, statewide energy efficiency and renewable energy programs, transmission improvements by ATC, and accelerated costs associated with the discontinued use of coal at the Blount Station. Also contributing to the electric revenue increase was an interim fuel surcharge, which was a result of higher fuel costs than those costs provided in the applicable rate order. The PSCW approved a $0.00239 per kWh interim fuel surcharge on MGE's electric rates effective May 6, 2008 which resulted in $1.2 million being collected during the six months ended June 30, 2008.

•

The Top of Iowa III construction project was placed in service during the first quarter of 2008. As of June 30, 2008, MGE has incurred $56.4 million of costs on the 29.7 MW wind-powered electric generating facility located in Iowa. MGE recorded $0.6 million of AFUDC in the six months ended June 30, 2008 related to the construction of the project.

Gas Utility

The gas utility segment contributed $7.3 million of net income during the six months ended June 30, 2008, an increase of $1.1 million or 17.8% compared to the same period in 2007. The increase is largely attributable to higher gas margins as a result of colder weather compared to the same period in 2007. Gas margin (regulated gas revenues less natural gas purchased) increased $7.2 million during the six months ended June 30, 2008 compared to the same period last year. The increase was primarily attributable to 12.9% increase in gas retail sales. Heating degree days were 12.1% higher for the period compared to last year as a result of colder weather. MGE also received a 2.8% rate increase from the PSCW, effective January 1, 2008, to cover costs for area gas construction projects needed to accommodate growth and funding of statewide energy efficiency and renewable energy programs. Partially offsetting the higher margin was a $1.3 million expense (excludes premium) in 2008 for a weather hedge (heating degree day collar). The weather hedge obligated MGE to pay additional costs if the weather was colder than a prescribed ceiling or would have compensated MGE if weather was warmer than a prescribed floor.

Gas margin (regulated gas revenues less natural gas purchased) is not a measurement defined under GAAP. MGE Energy and MGE believe this measurement is useful in analyzing the gas utility segment. However, it may not be comparable to measurements of other companies. In addition, this measurement may not be more useful than the GAAP information regarding the gas utility segment provided elsewhere in this report.

Nonregulated Energy

The nonregulated energy segment contributed $5.1 million of net income during the six months ended June 30, 2008, an increase of $0.8 million or 17.5% compared to the same period in 2007. The increase is largely attributable to higher carrying costs recognized for the Elm Road project. Carrying costs during construction of the nonregulated energy projects, related to the equity portion, are recognized over the period of time the costs are recovered in rates.

Capital expenditures during the six months ended June 30, 2008 totaled $30.5 million for the Elm Road project.

Transmission Investment

Earnings from our interest in ATC increased $0.2 million for the six months ended June 30, 2008 compared to the same period last year.

MGE Transco contributed $1.3 million for a voluntary capital contribution to ATC in April 2008 and an additional $1.1 million voluntary capital contribution in July 2008. ATC may request additional voluntary capital contributions from the owners during 2008 and MGE Transco plans to participate in those contributions.

All Others

MGE Energy's corporate operations contributed $0.7 million in earnings for the six months ended June 30, 2008. These earnings are a result of interdepartmental interest income recognized as a result of capitalized interest on the Elm Road project.

Electric Utility Operations - MGE Energy and MGE

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the periods indicated:

	Revenues			Sales
(In thousands, except cooling degree days)	Six Months Ended June 30,			Six Months Ended June 30,
	2008	2007	% Change	2008	2007	% Change
Residential	$55,104	$52,457	5.0%	387,001	393,266	(1.6)%
Commercial	87,828	80,698	8.8%	889,019	882,466	0.7%
Industrial	10,303	9,453	9.0%	141,365	146,381	(3.4)%
Other - retail/municipal	15,008	12,736	17.8%	195,385	182,886	6.8%
Total retail	168,243	155,344	8.3%	1,612,770	1,604,999	0.5%
Sales for resale	2,792	3,971	(29.7)%	25,242	51,287	(50.8)%
Other revenues (deductions)	(4,565)	(1,604)	(184.6)%	-	-	-
Total	$166,470	$157,711	5.6%	1,638,012	1,656,286	(1.1)%

Cooling degree days (normal 180)				113	211	(46.4)%

Electric operating revenues increased $8.8 million or 5.6% for the six months ended June 30, 2008, due to the following:

(In millions)	Six Months Ended June 30, 2008
Rate changes	$12.2
Volume	0.8
Sales for resale	(1.2)
Other revenues	(3.0)
Total	$8.8

•

Rates changes. Rates charged to retail customers for the six months ended June 30, 2008, were 7.8% or $12.2 million higher than those charged during the same period in the prior year.

On December 14, 2007, the PSCW authorized MGE to increase 2008 electric revenue by $16.2 million to cover costs for MGE's new wind energy projects, statewide energy efficiency and renewable energy programs, transmission improvements by ATC, and accelerated costs to discontinue coal use at the Blount Station.

On May 5, 2008, the PSCW approved a $0.00239 per kWh interim fuel surcharge on MGE's electric rates to cover increased fuel and purchased power expenses. This interim fuel surcharge will result in an estimated $8.0 million increase in electric revenues on an annual basis. The interim fuel surcharge was included in electric rates as of May 6, 2008. During the six months ended June 30, 2008, this surcharge resulted in $1.2 million increase to electric rates. However, pursuant to the provisions of this interim order, MGE's electric revenues resulting from this interim fuel surcharge are subject to refund with interest at 10.8% should it ultimately be determined that the interim fuel surcharge resulted in collections greater than actual costs. No amount was estimated to be refunded under these provisions at June 30, 2008.

On April 24, 2007, when the PSCW completed their audit of 2006 electric fuel costs and issued a final order on the 2006 fuel credit, $2.4 million (related to 2006 fuel costs and including interest) was applied to customers' accounts.

On April 26, 2007, a $0.00339 per kWh fuel surcharge, subject to refund, was approved by the PSCW which resulted in a $2.0 million increase to electric rates charged to customers during the three months ended June 30, 2007.

•

Volume. During the six months ended June 30, 2008, there was a 0.5% increase in total retail sales volumes when compared to the same period in the prior year. This increase represents higher usage by commercial customers and other-retail/municipal customers, offset by a decline in residential and industrial usage.

•

Sales for resale. For the six months ended June 30, 2008, sales for resale decreased $1.2 million when compared to the same period in the prior year, reflecting a decreased volume of sales. Sales for resale include transactions conducted on the PJM and MISO markets reflecting our involvement in the PJM and MISO markets since their establishment on May 1, 2004, and April 1, 2005, respectively.

•

Other revenues. Other electric revenues decreased $3.0 million for the six months ended June 30, 2008, compared to the same period in the prior year.

During the six months ended June 30, 2008 and 2007, MGE recovered in electric rates carrying costs and other fees related to WCCF and Elm Road. During the six months ended June 30, 2008 and 2007, MGE recorded a $5.5 million and $4.1 million reduction, respectively, to other electric revenues to transfer the revenues from the electric segment to the nonregulated energy operations segment. See discussion of these revenues in the "nonregulated energy operating revenues" section.

During the six months ended June 30, 2007, other electric revenues included a $2.4 million upward adjustment to negate the impact on overall electric revenues for the 2006 fuel refund provided to customers in April 2007. Note that this refund was accrued in revenues during 2006, and was returned to customers via a reduction in rates in April 2007. See "Rate changes" above for more information on this refund. Furthermore, to account for the subject to refund provisions implemented by the PSCW on April 26, 2007, during the three months ended June 30, 2007, MGE recognized an obligation to make refunds to its customers by recording a $0.6 million reduction to other electric revenues.

Other miscellaneous electric revenues for the six months ended June 30, 2008, increased $0.2 million compared to the same period during the prior year.

Electric fuel and purchased power

The expense for fuel used for electric generation increased $1.7 million or 6.3% during the six months ended June 30, 2008, compared to the same period in the prior year. Additional internal generation resulted in a $0.4 million increase of this expense and increased fuel costs between the two periods resulted in a $1.3 million increase of this expense.

Purchased power expense decreased by $3.8 million or 9.4% during the six months ended June 30, 2008, compared to the same period in the prior year. This decrease in expense reflects a $2.2 million or 5.4% decrease in the per unit cost of purchased power and a $1.6 million or 4.2% decrease in the volume of power purchased.

Electric operating expenses

Electric operating expenses increased $6.2 million during the six months ended June 30, 2008, compared to the same period in 2007. The following changes contributed to the net change:

(In millions)	Six Months Ended June 30, 2008
Increased production costs	$0.9
Increased transmission costs	1.3
Increased distribution expenses	0.2
Increased customer service costs	2.1
Decreased sales promotion	(0.1)
Increased other general and administrative expenses	1.8
Total	$6.2

As a result of the 2005 Wisconsin Act 141, each Wisconsin utility is required to pay 1.2% of its annual operating revenues to the statewide energy efficiency and renewable resource programs. MGE is allowed to recover these costs in rates through its conservation escrow. For the six months ended June 30, 2008, costs associated with funding these programs increased customer service expense by $2.6 million.

Electric maintenance expense

For the six months ended June 30, 2008, electric maintenance expense increased $1.9 million, when compared to the same period in the prior year. This increase is attributable to increases of $1.4 million in production maintenance, $0.4 million in distribution maintenance, and $0.1 million in administrative and general.

Electric depreciation expense

Depreciation expense at the electric segment increased by $2.9 million for the six months ended June 30, 2008, when compared to the same period in the prior year. This increase is related to higher levels of electric assets, including the Top of Iowa III wind-powered electric generating facility which was placed in service in the first quarter of 2008. Also contributing to the increase is the accelerated depreciation of certain Blount assets. For additional information on the Blount accelerated depreciation, see Footnote 11.

Gas Utility Operations - MGE Energy and MGE

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class during each of the periods indicated:

	Revenues			Deliveries
(In thousands, except HDD and average rate per therm)	Six Months Ended June 30,			Six Months Ended June 30,
	2008	2007	% Change	2008	2007	% Change
Residential	$78,945	$65,957	19.7%	60,912	56,245	8.3%
Commercial/industrial	62,410	49,430	26.3%	60,769	51,558	17.9%
Total retail	141,355	115,387	22.5%	121,681	107,803	12.9%
Gas transportation	1,569	1,395	12.5%	20,243	18,442	9.8%
Other revenues	1,480	1,358	9.0%	-	-	-
Total	$144,404	$118,140	22.2%	141,924	126,245	12.4%
Heating degree days (normal 4,366)				4,796	4,278	12.1%
Average rate per therm of retail customer				$1.162	$1.070	8.6%

Gas revenues increased $26.3 million or 22.2% for the six months ended June 30, 2008. These changes are related to the following factors:

(In millions)	Six Months Ended June 30, 2008
Gas costs/rates	$9.9
Gas deliveries	16.1
Transportation and other effects	0.3
Total	$26.3

•

Gas costs/rates. The average retail rate per therm for the six months ended June 30, 2008, increased 8.6% compared to the same period in 2007. The PSCW authorized a 2.8% increase in MGE's gas rates effective January 1, 2008, to cover increased system demands and funding statewide energy programs. Also contributing to this increase is higher natural gas costs.

•

Retail gas deliveries. The 12.9% increase in retail gas deliveries for the six months ended June 30, 2008, was attributable to a 12.1% increase in the heating degree days between the periods and increased use by a large commercial customer.

•

Transportation and other revenues. Transportation and other revenues increased a total of $0.3 million.

Under MGE's GCIM, if actual gas commodity costs are above or below a benchmark set by the PSCW, then MGE's gas sales service customers and shareholders share equally in any increased costs or savings. The PSCW also allows MGE to resell gas pipeline capacity reserved to meet peak demands but not needed every day to serve customers. Revenues from capacity release that exceed or fall short of PSCW-targeted levels are shared equally. For the six months ended June 30, 2008 and 2007, shareholders received the benefit of $1.1 million and $1.0 million, respectively, from capacity release revenues and commodity savings under the GCIM.

Natural gas purchased

For the six months ended June 30, 2008, natural gas purchased increased by $19.1 million, compared to the same period in the prior year. The volume of gas purchased increased 12.9% which resulted in $11.0 million of additional expense. In addition, the cost per therm of natural gas increased 8.4% which resulted in $8.1 million of additional expense.

Gas operating expenses

Gas operating expenses increased $2.8 million for the six months ended June 30, 2008, compared to the same period a year ago. The following changes contributed to the net change:

(In millions)	Six Months Ended June 30, 2008
Increased distribution costs	$0.2
Increased customer accounts costs	0.4
Increased customer service costs	1.5
Increased general and administrative costs	0.7
Total	$2.8

As a result of the 2005 Wisconsin Act 141, each Wisconsin utility is required to pay 1.2% of its annual operating revenues to the statewide energy efficiency and renewable resource programs. MGE is allowed to recover these costs in rates through its conservation escrow. For the six months ended June 30, 2008, costs associated with funding these programs increased customer service expense by $1.8 million.

Gas maintenance expense

Gas maintenance expenses increased by $0.3 million for the six months ended June 30, 2008, compared to the same period in the prior year. This increase relates to an increase in distribution and other general and administrative costs.

Gas depreciation expense

Gas depreciation expense increased $0.3 million for the six months ended June 30, 2008, compared to the same period in the prior year.

Other Income (Deductions), Net

During the six months ended June 30, 2008, the gas and electric segments recognized a total of $0.6 million in AFUDC-equity and $0.3 million in gains on the sale of property. This income was offset by a $1.5 million expense for a heating degree day collar, a $0.3 million loss related to an equity investment, and $0.1 million of miscellaneous expenses. See Footnote 12 for further discussion of the HDD collar.

For the six months ended June 30, 2007, the gas and electric segments recognized a total of $0.5 million in AFUDC-equity. This income was offset by $0.3 million in premium expense for a heating degree day collar and $0.1 million in miscellaneous expenses.

Interest Expense, Net

For the six months ended June 30, 2008, total interest expense for the electric and gas segments increased $0.7 million when compared to the same period in the prior year.

Nonregulated Energy Operations - MGE Energy and MGE

Nonregulated energy operating revenues

Operating revenues from nonregulated energy operations increased $1.3 million for the six months ended June 30, 2008, when compared to the same period in the prior year. Operating revenues from nonregulated energy operations for both the six months ended June 30, 2008 and 2007, include $7.4 million, in interdepartmental revenues related to a leasing arrangement between MGE and MGE Power West Campus which commenced on April 26, 2005. Upon consolidation, these interdepartmental revenues are eliminated.

Also included in operating revenues is the recognition of revenues related to the carrying costs for MGE Power West Campus and MGE Power Elm Road. MGE received approval from the PSCW to collect approximately $12.1 million in carrying costs incurred by MGE Power West Campus during construction of the WCCF facility. MGE is collecting these costs in rates over a period of ten years. A portion of this amount is being recognized over the period recovered in rates and a portion is being recognized over the period in which the facility is being depreciated (40 years). For the six months ended June 30, 2008 and 2007, MGE Power West Campus recognized $0.5 million and $0.6 million, respectively, related to carrying costs on the WCCF, management, demolition, and removal fees.

MGE also received approval from the PSCW to collect carrying costs expected to be incurred by MGE Power Elm Road during construction of the Elm Road project. MGE estimates that the total carrying costs on the Elm Road project will be $60.7 million. A portion of this amount is being recognized over the period recovered in rates and a portion is being deferred and will be recognized over the period in which the facility is depreciated. For the six months ended June 30, 2008 and 2007, MGE Power Elm Road recognized $3.3 million and $2.0 million, respectively, related to carrying costs on the Elm Road project.

Nonregulated energy interest expense, net

For both the six months ended June 30, 2008 and 2007, interest expense, net at the nonregulated energy operations segment was $1.3 million. Interest expense at the nonregulated energy segment for both the six months ended June 30, 2008 and 2007, includes $1.4 million in interest expense incurred on $50 million of long-term, fixed-rate borrowings at MGE Power West Campus.

Also included in the nonregulated interest expense is interdepartmental interest expense and capitalized interest at MGE Power Elm Road. During the six months ended June 30, 2008 and 2007, MGE Power Elm Road was charged $2.3 million and $1.7 million, respectively, in interest expense by Corporate on funds borrowed for the Elm Road Project. This expense is eliminated upon consolidation for MGE Energy only. The interest expense at MGE Power Elm Road is offset by $2.3 million and $1.7 million, respectively, in capitalized interest. MGE Power Elm Road is capitalizing interest on the Elm Road project.

During both the six months ended June 30, 2008 and 2007, MGE Power Elm Road recorded $0.1 million in interest income on cash advanced to Elm Road Services, LLC for construction of transmission equipment and work done by ATC related to the Elm Road project.

Transmission Investment Operations - MGE Energy and MGE

Transmission investment other income

For the six months ended June 30, 2008 and 2007, other income at the transmission investment segment was $3.3 million and $3.0 million, respectively. The transmission investment segment holds our interest in ATC, and its income reflects our equity in the earnings of ATC.

All Other Nonregulated Operations - MGE Energy

All other interest income, net

All other interest income, net for the six months ended June 30, 2008 and 2007, was $1.4 million and $0.9 million, respectively. Interest income for the six months ended June 30, 2008, represents $2.3 million in interdepartmental interest income from MGE Power Elm Road, partially offset by $0.9 million in interest expense on short term debt. Interest income for the six months ended June 30, 2007, represents $1.7 million in interdepartmental interest income from MGE Power Elm Road, partially offset by $0.8 million in interest expense on short-term debt. The interdepartmental interest income is eliminated upon consolidation.

Consolidated Other General Taxes

MGE Energy's and MGE's other general taxes increased $0.8 million or 9.6% for the six months ended June 30, 2008, when compared to the same period in 2007, due to a combination of two factors affecting the MGE license fee tax, which is a tax levied on gross sales in lieu of property tax on utility property. First, higher sales increased the 2008 tax compared to the 2007 tax. Secondly, the license fee tax for 2007 was reduced by an audit settlement, achieved in March 2007, involving prior years' license fee tax.

Consolidated Income Taxes

MGE Energy's effective income tax rate for the six months ended June 30, 2008, is 35.7% compared to 35.8% for the same period in 2007. This decrease is primarily attributable to an increased federal tax credit for production of electricity from wind energy, as a result of placing the Top of Iowa III wind project into production in February 2008. Electricity generated from wind energy produces a 2.1 cents per kilowatt hour federal tax credit. The Top of Iowa III wind project will substantially increase the wind energy tax credit for 2008.

MGE's effective income tax rate for the six months ended June 30, 2008, is 35.6% compared to 35.7% for the same period in the prior year. The decrease is also primarily attributable to the increased wind energy tax credit.

Minority Interest, Net of Tax

For the six months ended June 30, 2008, MGE Energy (through its wholly owned subsidiary MGE Power) earned $3.8 million and $2.1 million, net of tax, for its interest in MGE Power West Campus and MGE Power Elm Road, respectively. Additionally, MGE Energy earned $0.3 million, net of tax for its interest in MGE Transco. These amounts are recorded as minority interest expense, net of tax, on MGE's consolidated statement of income.

For the six months ended June 30, 2007, MGE Energy (through its wholly owned subsidiary MGE Power) had earned $3.9 million and $1.3 million, net of tax, for its interest in MGE Power West Campus and MGE Power Elm Road, respectively. Additionally, MGE Energy had earned $0.3 million, net of tax, for its interest in MGE Transco. These amounts are recorded as minority interest expense, net of tax, on MGE's consolidated statement of income.

Contractual Obligations and Commercial Commitments - MGE Energy and MGE

Columbia Environmental Matters - MGE Energy and MGE.

As of June 30, 2008, Columbia entered into various contractual commitments with vendors for a small portion of the environmental expenditures. MGE is indirectly a party to these agreements as a result of its joint ownership of Columbia and is also contractually obligated, under the applicable ownership and operating agreements, with respect to any commitments made. MGE's share of these commitments is estimated to be $0.6 million for the remainder of 2008. These costs are expected to be capitalized and included in the consolidated balance sheet of MGE. See "Environmental Matters - Columbia" below for additional information.

Elm Road Construction - MGE Energy and MGE.

In July 2008, Bechtel, the Elm Road construction contractor, gave notice that it now forecasts the in-service date of Unit 1 to be delayed three months beyond the guaranteed contract date of September 29, 2009. Bechtel also advised that it now forecasts the in-service date of Unit 2 to be one month earlier than the guaranteed contract date of September 29, 2010.

Bechtel states that reasons for the delay of Unit 1 include severe winter weather experienced during the winters of 2006-2007 and 2007-2008, exacerbated by severe rain storms in April and June of 2008, changes in local labor conditions from those anticipated by Bechtel, the cumulative impact of a large number of change orders and delay in receiving full notice to proceed in 2005 (which was a result of the court challenges by certain opposition groups to the Certificate of Public Convenience and Necessity for the Oak Creek expansion).

Bechtel's notice indicates that it is still analyzing the impact of these events, and that it expects to submit claims for schedule extensions and cost relief with required justification by the end of 2008. These claims will be reviewed when they arrive to determine if Bechtel is entitled to any schedule and/or cost relief.

The operator of the units has stated its belief that the circumstances and events for which they continue to retain price adjustment risk under the construction contract are force majeure, wage escalation in excess of 4% as measured by published wage bulletins, delays caused by the operator, requested change in scope or performance by the operator and unforeseen sub-surface ground conditions. Management is unable to determine the financial impact, if any, at this time.

Other Legal Matters - MGE Energy and MGE.

MGE is involved in various other legal matters that are being defended and handled in the normal course of business. MGE maintains accruals for such costs that are probable of being incurred and subject to reasonable estimation. At June 30, 2008, MGE has a total of $1.5 million accrued in the financial statements for such matters. The ultimate outcome of such matters is uncertain and may have an adverse effect on MGE's results of operations or cash flows.

Venture Debt Commitment - MGE Energy.

MGE Energy has a three year agreement with a venture debt fund expiring in December 2010. MGE Energy has committed to this venture debt fund up to a total of $1.0 million at any given time. As of June 30, 2008, MGE Energy has $0.7 million remaining in commitments. The timing of infusions is dependent on the needs of the venture debt fund and is therefore uncertain at this time.

ATC Capital Commitment - MGE Energy and MGE.

On June 16, 2008, MGE Transco elected to participate in a voluntary capital call for ATC. As a result, MGE Transco contributed $1.1 million to ATC in July 2008. In addition, MGE Transco contributed $1.3 million to ATC in April 2008. Furthermore, MGE Transco has been informed that ATC will be requesting additional capital contributions in 2008. These additional capital contributions are voluntary. MGE Transco plans to participate in these additional voluntary capital contributions.

Coal Contracts - MGE Energy and MGE.

Fuel procurement for MGE's jointly owned Columbia and Elm Road plants are handled by Alliant and Wisconsin Energy Corporation, respectively, the operating companies. If any minimum purchase obligations must be paid under these contracts, management believes these obligations would be considered costs of service and recoverable in rates. As of June 30, 2008, MGE's share of the total commitments for Columbia and Elm Road plants are estimated to be $8.7 million for the remainder of 2008, $19.1 million in 2009, $26.3 million in 2010, $5.4 million in 2011, and $4.4 million in 2012.

Natural Gas Supply Contracts - MGE Energy and MGE.

MGE has natural gas supply commitments which include market-based pricing. Total natural gas supply commitments are estimated to be $51.8 million for the remainder of 2008, $55.0 million for 2009, and $2.9 million for 2010. Management expects to recover these costs in future customer rates.

WPDES Settlement Agreement Contracts - MGE Energy and MGE.

On July 31, 2008, the joint owners of the Oak Creek expansion reached an agreement with Clean Wisconsin, Inc. and Sierra Club, the groups opposing the WPDES permit. As part of this settlement, MGE has committed to make approximate payments of $0.2 million in both 2008 and 2009.

There were no other material changes, other than from the normal course of business, to MGE Energy's and MGE's contractual obligations (representing cash obligations that are considered to be firm commitments) and commercial commitments (representing commitments triggered by future events) during the six months ended June 30, 2008. Further discussion of the contractual obligations and commercial commitments is included in Footnote 10 of this filing and Footnote 18 in MGE Energy's and MGE's annual reports on Form 10-K for the year ended December 31, 2007.

Liquidity and Capital Resources

Cash Flows

The following summarizes cash flows during the six months ended June 30, 2008 and 2007, respectively:

	MGE Energy		MGE
(In thousands)	2008	2007	2008	2007
Cash provided by/(used for):
Operating activities	$62,519	$51,773	$62,696	$52,858
Investing activities	(61,789)	(47,636)	(61,798)	(47,392)
Financing activities	947	(2,676)	477	(4,256)

Cash Provided by Operating Activities

MGE Energy

MGE Energy's consolidated net cash provided by operating activities is derived mainly from the electric and gas operations of its principal subsidiary, MGE.

Cash provided by operating activities for the six months ended June 30, 2008, was $62.5 million, an increase of $10.7 million when compared to the same period in the prior year.

MGE Energy's net income increased $2.1 million for the six months ended June 30, 2008, when compared to the same period in the prior year.

Depreciation for the six months ended June 30, 2008, was $19.3 million compared to $16.1 million in the same period in the prior year. This increase is primarily attributable to higher levels of assets, including the Top of Iowa III wind-powered electric generating facility which was placed in service in the first quarter of 2008 as well as accelerated depreciation of certain Blount assets. For additional information on the Blount accelerated depreciation, see Footnote 11.

Deferred taxes increased $3.4 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007, primarily due to bonus tax depreciation as a result of the Economic Stimulus Act of 2008.

Working capital accounts contributed to $15.2 million in cash provided by operating activities for the six months ended June 30, 2008, compared to $11.1 million during the same period in the prior year. Part of this change is related to the $2.4 million 2006 fuel refund returned to customers in April 2007.

During the six months ended June 30, 2008 and 2007, MGE Energy made $6.5 million and $4.9 million, respectively, in discretionary contributions to the pension and other postretirement plans. See Footnote 8 for further discussion of MGE Energy's Pension and Other Postretirement Benefits.

MGE

Cash provided by operating activities for the six months ended June 30, 2008, was $62.7 million, an increase of $9.8 million when compared to the same period in the prior year.

MGE's net income increased $1.1 million for the six months ended June 30, 2008, when compared to the same period in the prior year.

Depreciation for the six months ended June 30, 2008, was $19.3 million compared to $16.1 million in the same period in the prior year. This increase is primarily attributable to higher levels of assets, including the Top of Iowa III wind-powered electric generating facility which was placed in service in the first quarter of 2008 as well as accelerated depreciation of certain Blount assets. For additional information on the Blount accelerated depreciation, see Footnote 11.

Deferred taxes increased $3.4 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007, primarily due to bonus tax depreciation as a result of the Economic Stimulus Act of 2008.

Working capital accounts contributed to $15.4 million in cash provided by operating activities for the six months ended June 30, 2008, compared to $11.6 million during the same period in the prior year. Part of this change is related to the $2.4 million 2006 fuel refund returned to customers in April 2007.

During the six months ended June 30, 2008 and 2007, MGE made $6.5 million and $4.9 million, respectively in discretionary contributions to the pension and other postretirement plans. See Footnote 8 for further discussion of MGE's Pension and Other Postretirement Benefits.

Cash Used for Investing Activities

MGE Energy

MGE Energy's cash used for investing activities increased $14.2 million for the six months ended June 30, 2008, when compared to the same period in the prior year.

Capital expenditures for the six months ended June 30, 2008, were $61.1 million. This amount represents a $12.7 million increase from the expenditures made in the same period in the prior year. This increase is related to increased construction activity for Elm Road of $4.6 million, $6.0 million in capital expenditures for the Top of Iowa III wind generation project, and $2.2 million in other utility capital expenditures. These increases were partially offset by a decrease of $0.1 million in capital expenditures related to WCCF.

During the six months ended June 30, 2008, MGE Energy made a cash capital contribution of $1.3 million to ATC. During the six months ended June 30, 2007, MGE Energy did not make any cash capital contributions to ATC. However, during the six months ended June 30, 2007, MGE (through MGE Transco) transferred $1.4 million in certain transmission assets to ATC. In exchange for this transfer, MGE Transco received $0.7 million in cash proceeds and $0.7 million in an additional investment in ATC.

During the six months ended June 30, 2008, proceeds from the sale of property were $0.3 million. These proceeds primarily relate to the sale of non-utility property.

MGE

MGE's cash used for investing activities increased $14.4 million for the six months ended June 30, 2008, when compared to the same period in the prior year.

Capital expenditures for the six months ended June 30, 2008, were $61.1 million. This amount represents a $12.7 million increase from the expenditures made in the same period in the prior year. This increase is related to increased construction activity for Elm Road of $4.6 million, $6.0 million in capital expenditures for the Top of Iowa III wind generation project, and $2.2 million in other utility capital expenditures. These increases were partially offset by a decrease of $0.1 million in capital expenditures related to WCCF.

During the six months ended June 30, 2008, MGE made a cash capital contribution of $1.3 million to ATC. During the six months ended June 30, 2007, MGE did not make any cash capital contributions to ATC. However, during the six months ended June 30, 2007, MGE (through MGE Transco) transferred $1.4 million in certain transmission assets to ATC. In exchange for this transfer, MGE Transco received $0.7 million in cash proceeds and $0.7 million in an additional investment in ATC.

During the six months ended June 30, 2008, proceeds from the sale of property were $0.3 million. These proceeds primarily relate to the sale of non-utility property.

Cash Provided by (Used for) Financing Activities

MGE Energy

Cash provided by MGE Energy's financing activities was $0.9 million for the six months ended June 30, 2008, compared to cash used for financing activities of $2.7 million for the six months ended June 30, 2007.

MGE Energy received $7.6 million and $25.6 million in cash proceeds as the result of stock issued during the six months ended June 30, 2008 and 2007, respectively.

For the six months ended June 30, 2008, net short term debt borrowings were $9.0 million compared to net short term debt repayments of $13.5 million for the same period in the prior year.

For the six months ended June 30, 2008, dividends paid were $15.7 million compared to $14.8 million for same period in the prior year.

On March 31, 2008, MGE's $20 million unsecured line of credit expired. Aggregate commitments on bank lines of credit for MGE Energy and its subsidiaries as of June 30, 2008, were $135.0 million. As of June 30, 2008, outstanding borrowings on such lines of credit totaled $112.5 million, and $22.5 million was available for borrowing.

MGE

During the six months ended June 30, 2008, cash provided by MGE's financing activities was $0.5 million compared to cash used for financing activities of $4.3 million in the same period in the prior year.

No cash dividends were paid from MGE to MGE Energy for the six months ended June 30, 2008. For the six months ended June 30, 2007, cash dividends made from MGE to MGE Energy were $13.1 million.

For the six months ended June 30, 2008, equity contributions received from Power Elm Road and Transco were $24.8 million compared to $23.1 for the same period in the prior year.

For the six months ended June 30, 2008, net short term debt repayments were $18.0 million compared to $8.5 million for the same period in the prior year.

On March 31, 2008, MGE's $20 million unsecured line of credit expired. Aggregate commitments on bank lines of credit for MGE as of June 30, 2008, were $55.0 million. As of June 30, 2008, outstanding borrowings on such lines of credit totaled $43.0 million, and $12.0 million was available for borrowing.

Capitalization Ratios

MGE Energy's capitalization ratios were as follows:

	MGE Energy
	June 30, 2008	Dec. 31, 2007
Common shareholders' equity	54.2%	53.9%
Long-term debt*	32.1%	33.1%
Short-term debt	13.7%	13.0%

*Includes the current portion of long-term debt.

MGE Energy's and MGE's Capital Requirements

As of June 30, 2008, MGE and MGE Energy had a working capital deficit (current liabilities exceeded current assets). This deficit is in part due to MGE funding the majority of its capital commitments for the Top of Iowa III wind project and the Elm Road project with short-term debt and the reclassification of $30.0 million of long-term debt which matures in September 2008, from a long-term to a current liability. MGE intends to refinance the $30 million medium-term note with an additional long-term debt facility. MGE intends to fund future capital commitments for the Elm Road projects with funds generated from normal operations, the issuance of long-term debt, and financing received from MGE Energy. MGE Energy intends to raise the funds for such financing primarily through the issuance of equity securities and short-term debt, as needed.

MGE Energy's and MGE's liquidity are primarily affected by their capital requirements. During the six months ended June 30, 2008, capital expenditures for MGE Energy and MGE totaled $61.1 million, which included $30.5 million of capital expenditures for Elm Road, $0.2 million of capital expenditures for MGE Power West Campus, $7.7 million for the Top of Iowa III wind project, and $22.7 million of capital expenditures for other utility operations.

The following table shows MGE's current credit ratings. The ratings presented reflect the current views of these rating agencies and are subject to change. MGE Energy is not yet rated because it has not issued any debt securities.

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

Environmental Matters

The following discussion is limited to updates or developments in environmental matters that occurred during the six months ended June 30, 2008. Further discussion of environmental matters is included in MGE Energy's and MGE's annual reports on Form 10-K for the year ended December 31, 2007.

State mercury rules

In June 2008, the Wisconsin Natural Resources Board approved the final NR 446 rule which is now subject to legislative review under Wisconsin's process. The state's rule is significantly different from the federal CAMR that was vacated in February 2008 by the U.S. Court of Appeals for the District of Columbia Circuit. See Item 1. Business in MGE Energy's and MGE's annual reports on Form 10-K for the year ended December 31, 2007, for additional discussion of the federal CAMR. NR 446 will require large coal-fired Electric Generating Units (EGUs larger than 150 MW) to reduce mercury emissions by 90% beginning in 2015, or choose a multi-pollutant reduction approach, which allows a stepped approach to mercury reduction while reducing NOx and SO2 emissions at prescribed rates. Smaller coal-fired EGUs, those between 25 – 150 MW in size, will need to apply Best Available Control Technology (BACT) to achieve mercury reductions. This rule will require additional pollution controls at Columbia, and may cost Blount and Elm Road additional capital and operating costs. Exact costs are unknown at this time.

Federal National Ambient Air Quality Standards

On March 12, 2008, the U.S. EPA announced a new national ambient air quality standard for ozone which is more stringent than the current standard (standard lowered from 0.08 to 0.0750 parts per million). States (including Wisconsin) must monitor and collect data on ozone levels in order to determine attainment or nonattainment status on a county and/or area basis. Currently available monitoring data for Dane and Columbia counties demonstrates attainment with this new standard. However, final attainment designations will not be made until 2010 using the monitoring data collected during the period 2007 through 2009. There is a possibility that future monitoring data for one or both of these counties will demonstrate nonattainment for this new ozone standard, which could result in additional operating and capital expenditures at Columbia (located in Columbia county) and Blount (located in Dane county). Similarly, new standards for particulate emissions under 2.5 microns and monitoring data may result in a nonattainment designation for Dane county and possibly Columbia county for particulate emissions, which could also result in increased expenditures at Blount and Columbia.

Federal Clean Air Interstate Rule (CAIR)

On July 11, 2008, the DC Circuit Court of Appeals vacated and remanded the EPA's Clean Air Interstate Rule (CAIR). See Part I. Item 1. Business, Environmental, Air Quality in the December 31, 2007 10-K for additional information on CAIR. It is unclear at this time how the EPA will respond to the Court of Appeals decision. The State of Wisconsin's NR 432 deals with NOX allocations under CAIR, and portions of Wisconsin's Best Available Retrofit Technology (BART) rule defer to CAIR when dealing with emissions from EGUs subject to CAIR. It is unclear what steps the State will be taking to resolve these rules in light of the CAIR vacatur.

Global Climate Change

On March 27, 2008, the U.S. EPA sent letters to various environmental committees in the U.S. Senate and House of Representatives announcing their plans to address their obligations under the Supreme Court's ruling in Massachusetts v. EPA. The letters to Congress indicated that the EPA sees any Green House Gas regulations that they develop to be far-reaching and likely to include both mobile and stationary sources. In July 2008, the EPA issued an Advance Notice of Proposed Rulemaking seeking comment on a large array of possible regulatory actions it is contemplating under the federal Clean Air Act to reduce greenhouse gas emissions. The proposed rules impact virtually all aspects of the economy including electric and natural gas utilities. The EPA document follows last year's U.S. Supreme Court decision requiring the EPA to regulate greenhouse gas emissions under the Clean Air Act if it finds that they endanger public health or welfare. The document seeks comment on whether the EPA should make that finding and, if so, the types of regulations it should adopt. There will be a 120 day comment period commencing when the document is published in the Federal Register. It is unknown at this time what impact, if any, such a finding would have on us.

A final report from Governor Doyle's Global Warming Task Force was approved on July 24, 2008, concluding over a year's work by the task force.

WPDES permit

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

The plant operator has advised us that there are alternatives under the United States Environmental Protection Agency's (the "EPA") rule for new facilities that would permit the use of the once-through cooling system rather than the use of cooling towers. The operator has requested the WDNR to issue a modified permit and has submitted additional information to the WDNR supporting the request for approval of the once-through cooling system under this rule.

On May 8, 2008, WDNR issued its public notice that it intended to reissue the WPDES permit to allow for the once-through cooling system that was under construction by Wisconsin Energy Corporation. On June 6, 2008, EPA issued its concurrence letter on the draft permit indicating it would not object to the modification of the WPDES permit as drafted. A public information hearing on the intended reissued WPDES permit was held on June 9, 2008 and the public comment period closed on June 16, 2008. On July 31, 2008, the WDNR issued the final modified permit, with no substantive changes from the previously issued draft permit. This permit can be challenged in a hearing before the Wisconsin Division of Hearings and Appeals or through judicial review.

On July 31, 2008, the joint owners of the Oak Creek expansion reached an agreement with Clean Wisconsin, Inc. and Sierra Club, the groups opposing the WPDES permit. Under the settlement agreement, these groups have agreed to withdraw their opposition to the modified WPDES permit for the expansion units at Oak Creek. The joint owners have committed to various environmental projects, including projects designed to address greenhouse gas emissions and water quality. MGE's share of those commitments would involve payments of approximately $0.2 million in each of 2008 and 2009 and, subject to regulatory approval, further payments of approximately $0.3 million annually over 25 years (2010-2035) to address water quality issues in Lake Michigan.

We cannot predict the timing or results, or the effect upon construction schedule or costs, of any decision by any administrative or legal process that may follow.

Columbia

MGE and two other utilities jointly own Columbia, a coal-fired generating facility, which accounts for 225 MW (29%) of MGE's net generating capability. Various environmental initiatives are expected to result in significant additional operating and capital expenditures at Columbia. The operator's current estimates show that MGE's share of the capital expenditures required to comply with various environmental initiatives will be between $130 million and $200 million. According to current estimates, compliance with various environmental initiatives is also expected to result in an increase to MGE's pro-rata share of Columbia's ongoing operating expenses. The operator and MGE management are continuing to explore various alternatives to comply with these standards. Accordingly, actual capital expenditures may fall above or below the range provided. MGE expects that the costs to comply with these standards will be fully recoverable through rates.

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

MGE has entered into severance agreements providing severance benefits to the nonunion employees affected by the exit plan. Additionally, MGE ratified a labor agreement with the IBEW providing those union employees affected by the exit plan with involuntary and voluntary severance benefits. The nonunion and union benefits are expected to be paid follows: $0.2 million in 2010 and $1.2 million in 2011.

MGE will recover in rates the costs associated with the discontinuance of coal at Blount. As such, the severance charges for these employees have been deferred and recognized on the consolidated balance sheet of MGE Energy and MGE as a regulatory asset.

Other Regulatory Matters

Fuel filing

On May 30, 2008, MGE filed with the PSCW a limited scope reopener of its 2009 electric rates with the PSCW. The application included an update to MGE's electric fuel costs monitored under the fuel rules and an update to the Elm Road costs. If approved by the PSCW, the net effect of the requested changes would result in a 6.99% increase, on average, in retail electric rates.

Fuel surcharge

On May 5, 2008, the PSCW approved a $0.00239 per kWh interim fuel surcharge on MGE's electric rates. This interim fuel surcharge will result in an estimated $8.0 million increase in electric revenues on an annual basis. The interim fuel surcharge was included in electric rates as of May 6, 2008. Pursuant to the provisions of this interim order, MGE's electric revenues resulting from this interim surcharge are subject to refund with interest at 10.8% should it ultimately be determined that the interim fuel surcharge resulted in collections greater than actual costs.

New Accounting Principles

Pension Protection Act

During the third quarter of 2006, President Bush signed into law the Pension Protection Act of 2006, which will affect the manner in which companies, including MGE and MGE Energy, administer their pension plans. This legislation will require companies to, amongst other things, increase the amount by which they fund their pension plans, pay higher premiums to the Pension Benefit Guaranty Corporation if they sponsor defined benefit plans, amend plan documents and provide additional plan disclosures in regulatory filings and to plan participants. This legislation became effective as of January 1, 2008. The U.S. Treasury Department's interim guidance indicates that further guidance is forthcoming. MGE does not expect significant changes in expected cash flows as a result of the Act. Absent changes in plan design as a result of the Act, the Act is not expected to materially impact MGE and MGE Energy's results of operations.

FSP FIN 39-1

In April 2007, the FASB issued FSP 39-1, Amendment of FASB Interpretation No. 39 (FSP FIN 39-1). This pronouncement amends FIN 39, Offsetting of Amounts Related to Certain Contracts, and allows companies to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting agreement. MGE and MGE Energy elected the net presentation as prescribed by this pronouncement. FSP FIN 39-1 became effective for MGE and MGE Energy as of January 1, 2008. The effects of applying this pronouncement shall be recognized as a change in accounting principle through retroactive application for all financial statements presented. The adoption of this pronouncement did not have any impact on MGE or MGE Energy's net income. At June 30, 2008, MGE Energy and MGE did not have any cash collateral to net against the net derivative positions with counterparties.

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

FAS 161

In March 2008, the FASB issued FAS 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption allowed. MGE and MGE Energy have elected not to early adopt this pronouncement. Therefore, FAS 161 will be effective for MGE and MGE Energy as of January 1, 2009. MGE and MGE Energy are currently assessing the impact this pronouncement will have on their financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

MGE Energy and MGE are potentially exposed to market risk associated with interest rates, commodity prices, weather, and equity returns. MGE currently has no exposure to foreign currency risk. MGE manages some risk exposure through risk management policies and uses derivative instruments. MGE's market risk has not changed between 2007 and 2008. MGE does not enter into speculative trading transactions.

Weather Risk

MGE's sales forecasts, used to establish rates, are set by the PSCW based upon estimated temperatures, which approximate 20-year averages. MGE's electric revenues are sensitive to the summer cooling season and, to some extent, to the winter heating season. A significant portion of MGE's gas system demand is driven by heating. MGE's gas revenues are collected under a combination of fixed and volumetric rates set by the PSCW based on "normal weather." As a result of weather-sensitive demand and volumetric rates, a portion of MGE's gas revenue is at risk for warmer-than-normal weather. MGE may use weather derivatives, pursuant to its risk management program, to reduce the impact of weather volatility on its gas revenues.

MGE may also be impacted by extreme weather conditions such as hurricanes or tornados. Such conditions may damage critical operating assets or may negatively impact the price of commodity and other costs.

A summary of actual weather information in the utility segment's service territory during the three and six months ended June 30, 2008, as measured by degree days, may be found in results of operations.

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

Under the electric fuel rules, MGE may be required to refund to customers if its actual fuel costs fall outside the lower end of the range and would be allowed to request a surcharge if those actual fuel costs exceed the upper end of the range. The range is defined by the PSCW and has been modified throughout the years based on market conditions and other relevant factors. Pursuant to the PSCW order issued on December 14, 2007, MGE's electric fuel rules monitored range is a plus or minus 2% range. MGE assumes the risks and benefits of variances that are within the 2% bandwidth. For 2008 as updated for the interim fuel surcharge, fuel and purchased power costs included in MGE's base fuel rates are $126.8 million. See Footnote 14.b. for additional information. MGE's gas segment is governed by the purchased gas adjustment clause (PGA). Under the PGA, MGE is able to pass through to customers the cost of gas, subject to certain limited incentives. Under both the electric fuel rules and PGA clause, MGE may include in the cost of fuel (natural gas or power) the costs and benefits of fuel price risk management tools implemented under the risk management plan approved by the PSCW.

MGE also reduces price risk caused by market fluctuations via physical contracts and financial contracts, including futures, swaps, options, and forwards. The financial contracts currently being cash-flow hedged are no greater than one year, except for the ten-year purchased power agreement described below.

At June 30, 2008, MGE has financial gas and electric commodity contracts to hedge commodity price risk in the gas and electric segments. These contracts are primarily comprised of exchange-traded option and future contracts to manage the cost of gas. MGE also holds FTRs which are used to hedge the risk of increased electric transmission congestion charges. At June 30, 2008, the net market value of all these aforementioned instruments exceeded their costs by $5.4 million.

MGE has also entered into a ten-year purchased power agreement which provides MGE with firm capacity and energy beginning June 12, 2012, and ending on May 31, 2022 (the "base term"). The agreement also allows MGE the option to purchase power during a period of time preceding the base term as well as an option to extend the contract after the base term. The agreement is a derivative contract and is recognized at its fair value on the balance sheet. The fair value of the contract at June 30, 2008, is $3.6 million.

Interest Rate Risk

Both MGE and MGE Energy have short-term borrowings at varying interest rates. MGE issues commercial paper for its short-term borrowings, while MGE Energy draws from its current credit facility to meet its short-term borrowing needs. Borrowing levels vary from period to period depending upon capital investments and other factors. Future short-term interest expense and payments will reflect both future short-term interest rates and borrowing levels. MGE Energy and MGE manage interest rate risk by limiting their variable rate exposure and continually monitoring the effects of market changes on interest rates. MGE is not exposed to changes in interest rates on a substantial portion of its long-term debt until that debt matures and is refinanced at market rates.

Equity Price Risk - Pension-Related Assets

MGE currently funds its liabilities related to employee benefits through trust funds. These funds, which include investments in debt and equity securities, are managed by various investment managers. Changes in market value of these investments can have an impact on the future pension and postretirement expenses.

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

MGE is obligated to provide service to all electric and gas customers within its respective franchised territories. MGE's franchised electric territory includes a 315 square-mile area in Dane County, Wisconsin, and MGE's franchised gas territory includes a service area covering 1,625 square miles in Wisconsin. Based on results for the year ended December 31, 2007, no one customer constituted more than 7% of total operating revenues for MGE and MGE Energy. Credit risk for electric and gas is managed by MGE's credit and collection policies, which are consistent with state regulatory requirements.

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

Item 4. Controls and Procedures.

During the second quarter of 2008, MGE Energy's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to MGE Energy, including its subsidiaries, is accumulated and made known to MGE Energy's management, including these officers, by other employees of MGE Energy and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, MGE Energy does not control or manage certain of its unconsolidated entities and thus, its access and ability to apply its procedures to those entities is more limited than is the case for its consolidated subsidiaries.

As of June 30, 2008, the principal executive officer and the principal financial officer concluded that MGE Energy's disclosure controls and procedures were effective to accomplish their objectives. MGE Energy intends to continually strive to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

During the quarter ended June 30, 2008, there were no changes in MGE Energy's internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, MGE Energy's internal control over financial reporting.

Item 4T. Controls and Procedures.

During the second quarter of 2008, MGE's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to MGE, including its subsidiaries, is accumulated and made known to MGE's management, including these officers, by other employees of MGE and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, MGE does not control or manage certain of its unconsolidated entities and thus, its access and ability to apply its procedures to those entities is more limited than is the case for its consolidated subsidiaries.

As of June 30, 2008, the principal executive officer and the principal financial officer concluded that MGE's disclosure controls and procedures were effective to accomplish their objectives. MGE intends to continually strive to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

During the quarter ended June 30, 2008, there were no changes in MGE's internal control over financial reporting that materially affected, or are reasonable likely to materially affect, MGE's internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

MGE Energy and MGE

MGE Energy and MGE from time to time are involved in various legal proceedings that are handled and defended in the ordinary course of business. While MGE Energy and MGE are unable to predict the outcome of these matters, management does not believe, based upon currently available facts, that the ultimate resolution of any of such proceedings would have a material adverse effect on their overall financial condition or results of operations except as disclosed in MGE Energy's and MGE's annual report on Form 10-K for the year ended December 31, 2007.

Item 4. Submission of Matters to a Vote of Security Holders.

MGE Energy's Annual Meeting of Shareholders was held on May 20, 2008, in Middleton, Wisconsin. Listed below are the nominees for Class I Directors and the results of the voting.

	Class I Directors - Term Expiring in 2011
	Londa J. Dewey	Regina M. Millner
For Votes	17,778,684	17,766,579
Withhold Authority	535,717	547,822
Shares Not Voted	3,685,187	3,685,187

No votes were cast for any other nominee. The directors continuing in office are:

Class II Directors	Class III Directors
Term Expires in 2009	Term Expires in 2010
H. Lee Swanson	Richard E. Blaney
John R. Nevin	Frederic E. Mohs
Gary J. Wolter	F. Curtis Hastings

Shareholders ratified the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for 2008. With respect to the ratification of the selection of PricewaterhouseCoopers LLP to act as our independent registered public accounting firm, shareholders voted:

Voted	Shares
For	18,026,078
Against	90,715
Abstained	197,608
Shares Not Voted	3,685,187
Total	21,999,588

Item 6. Exhibits.

12

Statement regarding computation of ratio of earnings to fixed charges for Madison Gas and Electric Company

Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed by the following officers for the following companies:

31.1

Filed by Gary J. Wolter for MGE Energy, Inc.

31.2

Filed by Terry A. Hanson for MGE Energy, Inc.

31.3

Filed by Gary J. Wolter for Madison Gas and Electric Company

31.4

Filed by Terry A. Hanson for Madison Gas and Electric Company

Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) as to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed by the following officers for the following companies:

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

MGE ENERGY, INC.

Date: August 7, 2008	/s/ Gary J. Wolter
Gary J. Wolter Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: August 7, 2008	/s/ Terry A. Hanson
Terry A. Hanson Vice President, Chief Financial Officer and Secretary (Chief Financial and Accounting Officer)

Signatures - Madison Gas and Electric Company

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MADISON GAS AND ELECTRIC COMPANY

Date: August 7, 2008	/s/ Gary J. Wolter
Gary J. Wolter Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: August 7, 2008	/s/ Terry A. Hanson
Terry A. Hanson Vice President, Chief Financial Officer and Secretary (Chief Financial and Accounting Officer)

Page 56