Form 10-Q
period 2008-09-30
MGE ENERGY INC
filed 2008-11-05
CIK 1161728

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:

September 30, 2008

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

	Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer	Smaller Reporting Company
MGE Energy, Inc.	X
Madison Gas and Electric Company			X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):

MGE Energy, Inc. and Madison Gas and Electric Company: Yes [  ]  No [X]

Number of Shares Outstanding of Each Class of Common Stock as of October 31, 2008
MGE Energy, Inc.	Common stock, $1.00 par value, 22,331,956 shares outstanding.
Madison Gas and Electric Company	Common stock, $1.00 par value, 17,347,889 shares outstanding (all of which are owned beneficially and of record by MGE Energy, Inc.).

Table of Contents

PART I. FINANCIAL INFORMATION.

Filing Format Forward-Looking Statements

Where to Find More Information

Definitions, Abbreviations, and Acronyms Used in the Text and Notes of this Report

Item 1. Financial Statements.

MGE Energy, Inc.

Consolidated Statements of Income (unaudited)

Consolidated Statements of Cash Flows (unaudited)

Consolidated Balance Sheets (unaudited) Madison Gas and Electric Company

Consolidated Statements of Income (unaudited)

Consolidated Statements of Cash Flows (unaudited)

Consolidated Balance Sheets (unaudited)

MGE Energy, Inc., and Madison Gas and Electric Company

Notes to Consolidated Financial Statements (unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Item 4. Controls and Procedures.

Item 4T. Controls and Procedures.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

Item 1A. Risk Factors.

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

Definitions, Abbreviations, and Acronyms Used in the Text and Notes of this Report

AFUDC	allowance for funds used during construction
Alliant	Alliant Energy Corporation
ARB	Accounting Research Bulletin
ATC	American Transmission Company LLC
ARO	Asset Retirement Obligation
BART	Best Available Retrofit Technology
Blount	Blount Station
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
CAVR	Clean Air Visibility Rule
Columbia	Columbia Energy Center
cooling degree days	Measure of the extent to which the average daily temperature is above 65 degrees Fahrenheit, increasing demand for cooling
CWDC	Central Wisconsin Development Corporation
Distribution Agreement	Distribution Agreement between MGE Energy and J.P. Morgan Securities Inc.
Dth	dekatherms
EGU	electric generating unit
EITF	Emerging Issues Task Force
Elm Road	Elm Road Generating Station
EPA	U.S. Environmental Protection Agency
FAS	Financial Accounting Standard
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN	FASB Interpretation No.
FSP	FASB Staff Position
FTR	Financial Transmission Rights
GCIM	gas cost incentive mechanism
GHG	greenhouse gas
GW-hr	gigawatthour
heating degree days (HDD)	Measure of the extent to which the average daily temperature is below 65 degrees Fahrenheit, increasing demand for heating
IBEW	International Brotherhood of Electric Workers
IRS	Internal Revenue Service
JCRAR	Joint Committee for Review of Administrative Rules
kV	kilovolt
kWh	kilowatt-hour
LIBOR	London interbank offered rate
LMP	Locational Marginal Pricing
MACT	Maximum available control technology
MAGAEL	MAGAEL, LLC
MGE	Madison Gas and Electric Company
MGE Construct	MGE Construct LLC
MGE Energy or MGEE	MGE Energy, Inc.
MGE Power	MGE Power LLC
MGE Power Elm Road	MGE Power Elm Road, LLC
MGE Power West Campus	MGE Power West Campus, LLC
MGE Transco	MGE Transco Investment LLC
MISO	Midwest Independent System Operator (a regional transmission organization)
Moody's	Moody's Investors Service, Inc.
MW	megawatt
MWh	megawatt-hour
NAAQS	New national ambient air quality standard
Nasdaq	The Nasdaq National Stock Market
NOx	nitrogen oxide
NSPS	new source performance standards
NYMEX	New York Mercantile Exchange
PGA	Purchased Gas Adjustment clause
PJM	PJM Interconnection, LLC (a regional transmission organization)

PSCW	Public Service Commission of Wisconsin
RTO	Regional Transmission Organization
S&P	Standard & Poor's Ratings Group, a division of McGraw-Hill Companies
SAB	Staff Accounting Bulletin
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards (issued by the FASB )
SIP	State Implementation Plan
SO2	sulfur dioxide
Stock Plan	Direct Stock Purchase and Dividend Reinvestment Plan of MGE Energy
UARG	Utility Air Regulatory Group
UW	University of Wisconsin-Madison
VIE	variable interest entity
WCCF	West Campus Cogeneration Facility
WDNR	Wisconsin Department of Natural Resources
WEPCO	Wisconsin Electric Power Company
working capital	current assets less current liabilities
WPDES	Wisconsin Pollutant Discharge Elimination System
WPL	Wisconsin Power and Light Company

Item 1. Financial Statements.

MGE Energy, Inc.

Consolidated Statements of Income (unaudited)

(In thousands, except per-share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Operating Revenues:
Regulated revenues	$124,020	$115,023	$434,894	$390,874
Nonregulated revenues	1,787	1,300	5,646	3,880
Total Operating Revenues	125,807	116,323	440,540	394,754

Operating Expenses:
Fuel for electric generation	14,222	16,786	43,172	44,022
Purchased power	20,462	20,954	56,764	61,029
Natural gas purchased	15,171	8,450	119,577	93,785
Other operations and maintenance	36,607	32,446	111,270	95,974
Depreciation and amortization	9,974	7,977	29,264	24,057
Other general taxes	4,120	3,975	12,692	11,796
Total Operating Expenses	100,556	90,588	372,739	330,663
Operating Income	25,251	25,735	67,801	64,091

Other income, net	5,292	2,352	7,558	5,412
Interest expense, net	(3,511)	(3,242)	(10,379)	(9,957)
Income before income taxes	27,032	24,845	64,980	59,546
Income tax provision	(9,722)	(9,309)	(23,276)	(21,742)
Net Income	$17,310	$15,536	$41,704	$37,804

Earnings per Share of Common Stock (basic and diluted)	$0.78	$0.71	$1.89	$1.77

Dividends paid per share of common stock	$0.362	$0.355	$1.072	$1.052

Average Shares Outstanding (basic and diluted)	22,230	21,780	22,109	21,396

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Nine Months Ended September 30,
	2008	2007
Operating Activities:
Net income	$41,704	$37,804
Items not affecting cash:
Depreciation and amortization	29,264	24,057
Deferred income taxes	3,807	(3,376)
Amortization of investment tax credits	(263)	(307)
Amortization of debt issuance costs and discount	417	406
Provision for doubtful accounts receivable	2,652	2,192
AFUDC - equity funds	(755)	(1,071)
Employee benefit plan expenses	6,079	6,099
Equity earnings in ATC	(5,320)	(4,495)
Gain on sale of property	(294)	-
Gain on sale of investments	(2,838)	(363)
Reserve for fuel refund	3,183	1,244
Other items	1,474	1,527
Changes in working capital:
(Increase) decrease in current assets	(4,663)	12,609
Decrease in current liabilities	(17,772)	(7,739)
Proceeds from Congestion Cost and Line Loss Allocation Agreement	-	2,336
Dividend income from ATC	3,754	3,282
Cash contributions to pension and other postretirement plans	(7,081)	(5,077)
Other noncurrent items, net	5,168	(571)
Cash Provided by Operating Activities	58,516	68,557

Investing Activities:
Capital expenditures	(84,949)	(102,576)
Capital contributions to investments	(2,529)	(125)
Advance to WEPCO for ATC work related to Elm Road	(267)	(296)
Proceeds from sale of property	303	724
Proceeds from sale of investments	2,321	456
Other	1,079	680
Cash Used for Investing Activities	(84,042)	(101,137)

Financing Activities:
Issuance of common stock	12,060	29,238
Cash dividends paid on common stock	(23,695)	(22,526)
Repayment of long-term debt	(30,000)	(15,000)
Issuance of long-term debt	40,000	25,000
Increase in short-term debt, net	27,000	17,000
Other	(299)	-
Cash Provided by Financing Activities	25,066	33,712

Change in Cash and Cash Equivalents	(460)	1,132
Cash and cash equivalents at beginning of period	3,789	3,003
Cash and cash equivalents at end of period	$3,329	$4,135

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Balance Sheets (unaudited)

(In thousands)

	September 30, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$3,329	$3,789
Restricted cash	5,486	2,896
Accounts receivable, less reserves of $4,266 and $3,709, respectively	34,400	43,668
Other accounts receivable, less reserves of $148 and $114, respectively	6,001	3,397
Unbilled revenues	18,213	30,370
Materials and supplies, at lower of average cost or market	15,289	14,809
Fossil fuel	3,691	5,136
Stored natural gas, at lower of average cost or market	45,698	28,483
Prepaid taxes	10,783	14,696
Regulatory assets - current	7,293	189
Other current assets	8,314	8,242
Total Current Assets	158,497	155,675
Other long-term receivables	6,381	6,166
Special billing projects	726	999
Regulatory assets	50,953	53,375
Other deferred assets and other	5,345	5,881
Property, Plant, and Equipment, Net	701,753	638,774
Construction work in progress	188,622	205,214
Total Property, Plant, and Equipment	890,375	843,988
Other Property and Investments	46,429	45,503
Total Assets	$1,158,706	$1,111,587

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$-	$30,000
Short-term debt	130,500	103,500
Accounts payable	30,470	58,498
Accrued interest and taxes	4,900	3,964
Deferred income taxes	2,236	4,153
Regulatory liabilities - current	3,913	2,924
Pension liability - current	607	607
Other current liabilities	16,224	16,466
Total Current Liabilities	188,850	220,112
Other Credits:
Deferred income taxes	113,494	107,393
Investment tax credit - deferred	2,824	3,087
Regulatory liabilities	19,743	20,885
Accrued pension and other postretirement benefits	72,754	74,056
Other deferred liabilities and other	32,258	25,982
Total Other Credits	241,073	231,403
Capitalization:
Common shareholders' equity	456,390	427,726
Long-term debt	272,393	232,346
Total Capitalization	728,783	660,072
Commitments and contingencies (see Footnote 10)	-	-
Total Liabilities and Capitalization	$1,158,706	$1,111,587

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Income (unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Operating Revenues:
Regulated electric revenues	$99,177	$98,435	$265,647	$256,146
Regulated gas revenues	24,843	16,588	169,247	134,728
Nonregulated revenues	1,787	1,300	5,646	3,880
Total Operating Revenues	125,807	116,323	440,540	394,754

Operating Expenses:
Fuel for electric generation	14,222	16,786	43,172	44,022
Purchased power	20,462	20,954	56,764	61,029
Natural gas purchased	15,171	8,450	119,577	93,785
Other operations and maintenance	36,455	32,327	110,878	95,642
Depreciation and amortization	9,974	7,977	29,264	24,057
Other general taxes	4,120	3,976	12,692	11,796
Income tax provision	7,330	8,191	19,572	19,264
Total Operating Expenses	107,734	98,661	391,919	349,595
Operating Income	18,073	17,662	48,621	45,159

Other Income and Deductions:
AFUDC - equity funds	111	526	755	1,071
Equity earnings in ATC	2,010	1,537	5,320	4,495
Income tax provision	(1,177)	(880)	(2,015)	(1,971)
Other income (deductions), net	666	291	(1,014)	(162)
Total Other Income and Deductions	1,610	1,474	3,046	3,433
Income before interest expense	19,683	19,136	51,667	48,592

Interest Expense:
Interest on long-term debt	4,041	3,881	12,036	11,667
Other interest, net	219	297	772	320
AFUDC - borrowed funds	(46)	(224)	(313)	(455)
Net Interest Expense	4,214	3,954	12,495	11,532
Net Income Before Minority Interest	$15,469	$15,182	$39,172	$37,060
Minority interest, net of tax	(3,084)	(2,909)	(9,235)	(8,358)
Net Income	$12,385	$12,273	$29,937	$28,702

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Nine Months Ended September 30,
	2008	2007
Operating Activities:
Net income	$29,937	$28,702
Items not affecting cash:
Depreciation and amortization	29,264	24,057
Deferred income taxes	3,807	(3,379)
Amortization of investment tax credits	(263)	(307)
Amortization of debt issuance costs and discount	417	406
Provision for doubtful accounts receivable	2,652	2,192
AFUDC - equity funds	(755)	(1,071)
Employee benefit plan expenses	6,079	6,099
Equity earnings in ATC	(5,320)	(4,495)
Minority interest, net of tax	9,235	8,358
Gain on sale of property	(294)	-
Gain on sale of investments	(490)	(363)
Reserve for fuel refund	3,183	1,244
Other items	2,872	3,250
Changes in working capital:
(Increase) decrease in current assets	(5,469)	11,571
Decrease in current liabilities	(18,768)	(6,058)
Proceeds from Congestion Cost and Line Loss Allocation Agreement	-	2,336
Dividend income from ATC	3,754	3,282
Cash contributions to pension and other postretirement plans	(7,081)	(5,077)
Other noncurrent items, net	5,115	(694)
Cash Provided by Operating Activities	57,875	70,053

Investing Activities:
Capital expenditures	(84,949)	(102,576)
Capital contributions to investments	(2,420)	(25)
Advance to WEPCO for ATC work related to Elm Road	(267)	(296)
Proceeds from sale of property	303	724
Proceeds from sale of investments	795	456
Other	981	860
Cash Used for Investing Activities	(85,557)	(100,857)

Financing Activities:
Cash dividends paid to parent by MGE	-	(13,121)
Cash dividends paid to parent from Power West Campus and Transco	(9,498)	(8,961)
Equity contributions received by Power Elm Road and Transco	33,582	33,669
Repayment of long-term debt	(30,000)	(15,000)
Issuance of long-term debt	40,000	25,000
(Decrease) increase in short-term debt, net	(6,500)	10,000
Other	(299)	-
Cash Provided by Financing Activities	27,285	31,587

Change in Cash and Cash Equivalents	(397)	783
Cash and cash equivalents at beginning of period	1,859	1,246
Cash and cash equivalents at end of period	$1,462	$2,029

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Balance Sheets (unaudited)

(In thousands)

ASSETS	September 30, 2008	December 31, 2007
Utility Plant (At Original Cost, in Service):
Electric	$766,935	$691,162
Gas	277,421	268,032
Nonregulated	110,135	110,020
Gross plant in service	1,154,491	1,069,214
Less accumulated provision for depreciation	(452,868)	(430,572)
Net plant in service	701,623	638,642
Construction work in progress	188,622	205,214
Total Utility Plant	890,245	843,856
Other property and investments	1,026	2,777
Investment in ATC	44,715	40,799
Total Other Property and Investments	45,741	43,576
Current Assets:
Cash and cash equivalents	1,462	1,859
Restricted cash	5,486	2,896
Accounts receivable, less reserves of $4,266 and $3,709, respectively	34,400	43,668
Affiliate receivables	34	4
Other receivables, less reserves of $148 and $114, respectively	4,814	3,295
Unbilled revenues	18,213	30,370
Materials and supplies, at lower of average cost or market	15,289	14,809
Fossil fuel	3,691	5,136
Stored natural gas, at lower of average cost or market	45,698	28,483
Prepaid taxes	10,191	13,249
Regulatory assets - current	7,293	189
Other current assets	8,279	8,216
Total Current Assets	154,850	152,174
Other long-term receivables	5,798	5,485
Special billing projects	726	999
Affiliate receivable long-term	9,278	10,676
Regulatory assets	50,953	53,375
Other deferred assets and other	5,246	5,751
Total Assets	$1,162,837	$1,115,892

CAPITALIZATION AND LIABILITIES
Common stockholder's equity	$359,156	$329,944
Minority interest	170,347	137,028
Long-term debt	272,393	232,346
Total Capitalization	801,896	699,318
Current Liabilities:
Long-term debt due within one year	-	30,000
Short-term debt - commercial paper	54,500	61,000
Accounts payable	30,440	58,263
Affiliate payables	145	2,115
Accrued interest and taxes	11,849	10,148
Accrued payroll related items	7,516	6,980
Deferred income taxes	2,236	4,153
Regulatory liabilities - current	3,913	2,924
Pension liability - current	607	607
Other current liabilities	8,676	9,450
Total Current Liabilities	119,882	185,640
Other Credits:
Deferred income taxes	113,480	106,924
Investment tax credit - deferred	2,824	3,087
Regulatory liabilities	19,743	20,885
Accrued pension and other postretirement benefits	72,754	74,056
Other deferred liabilities and other	32,258	25,982
Total Other Credits	241,059	230,934
Commitments and contingencies (see Footnote 10)	-	-
Total Capitalization and Liabilities	$1,162,837	$1,115,892

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc., and Madison Gas and Electric Company

Notes to Consolidated Financial Statements (unaudited)

September 30, 2008

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

The accompanying consolidated financial statements as of September 30, 2008, and for the three and nine months then ended are unaudited, but include all adjustments that MGE Energy and MGE management consider necessary for a fair statement of their respective financial statements. All adjustments are of a normal, recurring nature except as otherwise disclosed. The year-end consolidated balance sheet information was derived from the audited balance sheet appearing in MGE Energy's and MGE's annual reports on Form 10-K for the year ended December 31, 2007, but does not include all disclosures required by generally accepted accounting principles. These notes should be read in conjunction with the financial statements and the notes on pages 53 through 102 of the 2007 Annual Report on Form 10-K.

2.

Equity and Financing Arrangements.

a.

Common Stock - MGE Energy.

MGE Energy sells shares of its common stock through its Stock Plan. Those shares may be newly-issued shares or shares that MGE Energy has purchased in the open market for resale to participants in the Stock Plan.

For the nine months ended September 30, 2008, MGE Energy issued 357,732 new shares of common stock under the Stock Plan for net proceeds of $12.1 million. For the nine months ended September 30, 2007, MGE Energy issued 488,708 new shares of common stock under the Stock Plan for net proceeds of $16.5 million.

On November 9, 2006, MGE Energy entered into a Distribution Agreement with J.P. Morgan under which MGE Energy may offer and sell up to 1,500,000 shares of its common stock. During the nine months ended September 30, 2008, MGE Energy did not issue any shares of its common stock under this agreement. During the nine months ended September 30, 2007, MGE Energy issued 383,500 shares of its common stock for $12.7 million in net proceeds under this agreement.

b.

Dilutive Shares Calculation - MGE Energy.

MGE Energy does not have any dilutive securities.

c.

Accumulated Other Comprehensive Income - MGE Energy and MGE.

The accumulated other comprehensive income balance at September 30, 2008, includes the unrealized gains and losses on available-for-sale securities and certain hedging transactions. The following table illustrates the changes in accumulated other comprehensive income, net of taxes, from December 31, 2007, to September 30, 2008, for MGE Energy and MGE:

(In thousands)	MGEE	MGE
Balance, December 31, 2007	$1,643	$898
Change in unrealized gain on available-for-sale securities, net of tax ($164 and $265)	(245)	(396)
Reclassification to realized gain on available-for-sale securities, net of tax ($751 and $194)	(1,120)	(289)
Change in cash flow hedges, net of tax ($26 and $26)	(40)	(40)
Balance, September 30, 2008	$238	$173

d.

Unsecured Debt - MGE Energy and MGE.

On September 11, 2008, MGE issued $40 million of its unsecured 5.59% senior notes due September 11, 2018. MGE used the net proceeds from the sale of the notes to repay $30 million of its 6.02% Medium-Term Notes that matured on September 15, 2008 and to repay $10 million of its short-term indebtedness consisting of commercial paper. The Notes carry an interest rate of 5.59% per annum, which is payable semiannually on March 11 and September 11 of each year, commencing on March 11, 2009. Holders of the notes have the right to require MGE to repurchase their notes at par in the event of an acquisition of beneficial ownership of 30% or more of the outstanding voting stock of MGE Energy, Inc. The Note Purchase Agreement requires MGE to maintain a ratio of its consolidated indebtedness to consolidated total capitalization not to exceed a maximum of 65%. The Note Purchase Agreement also restricts MGE from issuing "Priority Debt" in an amount exceeding 20% of its consolidated assets. Priority Debt is defined as any indebtedness of MGE secured by liens other than specified liens permitted by the Note Purchase Agreement and certain unsecured indebtedness of certain subsidiaries.

e.

Credit Facilities - MGE Energy and MGE.

On August 29, 2008, MGE entered into an agreement establishing a $20 million committed credit facility. The agreement expires on March 31, 2009. This facility carries an interest rate based on either prime or a LIBOR-type rate for each applicable interest period plus, in the case of the LIBOR-type rate, 0.40%. Interest is payable on the last day of each calendar quarter, if based upon prime, and on the last day of each interest period if less than three months or the three-month anniversary of the first day of the interest period, if based upon the LIBOR-type rate . The facility is expected to be used as a backup facility to MGE's commercial paper program. No borrowings are outstanding under this facility at this time. A change in control constitutes a default under the agreement. Change in control events are defined as (i) a failure by MGE Energy to hold 100% of the outstanding voting equity interest in MGE or (ii) the acquisition of beneficial ownership of 30% or more of the outstanding voting stock of MGE Energy by one person or two or more persons acting in concert. The agreement requires MGE to maintain a ratio of its consolidated indebtedness to consolidated total capitalization not to exceed a maximum of 65%.

On August 29, 2008, MGE Energy entered into a separate agreement establishing a $20 million revolving credit facility. The revolving credit facility expires on August 28, 2009. This facility carries an interest rate based on prime or a LIBOR-based rate plus, in the case of the LIBOR-based rate, an adder, not to exceed 1.0% per annum, based on the credit rating of MGE's senior unsecured debt. Interest is payable monthly, if based upon prime, and on the last day of each interest period if less than three months or the three-month anniversary of the first day of the interest period, if based upon the LIBOR-based rate. No borrowings are outstanding under this facility at this time. A change in control constitutes a default under the agreement. Change in control events are defined as (i) a failure by MGE Energy to hold 100% of the outstanding voting equity interest in MGE or (ii) the acquisition of beneficial ownership of 30% or more of the outstanding voting stock of MGE Energy by one person or two or more persons acting in concert. The agreement requires MGE Energy to maintain a ratio of its consolidated indebtedness to consolidated total capitalization not to exceed a maximum of 65%.

3.

Comprehensive Income - MGE Energy and MGE.

The reporting of other comprehensive income is required under the provisions of SFAS 130, Reporting Comprehensive Income. Total comprehensive income represents the change in equity during a period from transactions and other events and circumstances from nonowner sources. MGE Energy's and MGE's total comprehensive income is:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
MGE Energy
Net income	$17,310	$15,536	$41,704	$37,804
Unrealized gain (loss) on cash flow hedges, net of tax ($(444) and $113, and $26 and $104)	662	(169)	(40)	(155)
Unrealized (loss) gain on available-for-sale securities, net of tax ($110 and $(249), and $164 and $(310))	(165)	372	(245)	463
Reclassification of realized gain on available-for-sale securities, net of tax ($751 and $-, and $751 and $-)	(1,120)	-	(1,120)	-
Total comprehensive income	$16,687	$15,739	$40,299	$38,112

MGE
Net income	$12,385	$12,273	$29,937	$28,702
Unrealized gain (loss) on cash flow hedges, net of tax ($(444) and $113, and $26 and $104)	662	(169)	(40)	(155)
Unrealized (loss) gain on available-for-sale securities, net of tax ($110 and $(79), and $265 and $(100))	(164)	118	(396)	149
Reclassification of realized gain on available-for-sale securities, net of tax ($194 and $-, and $194 and $-)	(289)	-	(289)	-
Total comprehensive income	$12,594	$12,222	$29,212	$28,696

4.

Investments - MGE Energy and MGE.

a.

Investment in ATC.

ATC owns and operates electric transmission facilities primarily in Wisconsin. MGE received an interest in ATC when it, like other Wisconsin electric utilities, contributed its electric transmission facilities to ATC. That interest is presently held by MGE Transco, which is jointly owned by MGE and MGE Energy.

On September 30, 2008, the PSCW approved an amendment to the Operating Agreement of ATC. The amendment, which became retroactively effective to January 1, 2008, effected changes in the allocation of profits and losses among the various members, which include both taxpaying and tax-exempt entities, in order to allocate more appropriately revenues to all participants, based on invested capital and FERC mandated rate recovery for each participant. The earnings allocation methodology change will result in the taxpaying members receiving additional earnings and less being allocated to the tax-exempt members, reflecting the difference in their tax status. As part of the amendment process, the taxpaying members transferred a portion of their equity interests to the tax-exempt members. MGE Transco's ownership in the ATC changed by 0.08% as a result of the member unit transfer.

MGE Transco, through MGE, has a seat on the Board of Directors of ATC and has a 20% ownership interest in ATC Management, Inc. Due to MGE Transco's ability to exercise significant control over management activities, MGE Transco has accounted for its investment in ATC under the equity method of accounting. For the nine months ended September 30, 2008 and 2007, MGE Transco recorded equity earnings from the investment in ATC of $5.3 million (pretax) and $4.5 million (pretax), respectively. Dividend income received from ATC was $3.8 million and $3.3 million for the nine months ended September 30, 2008 and 2007, respectively. During the nine months ended September 30, 2008, MGE Transco made capital contributions of $2.3 million. During the nine months ended September 30, 2007, MGE Transco made no cash contributions to ATC. However, on February 15, 2007, MGE (through MGE Transco) transferred $1.4 million in additional transmission assets to ATC. In exchange, MGE Transco received an additional $0.7 million investment in ATC and $0.7 million in cash consideration.

At September 30, 2008, MGE is the majority owner and MGE Energy, the holding company, is the minority owner of MGE Transco. MGE Energy's proportionate share of the equity and net income of MGE Transco is classified within the MGE financial statements as minority interest.

ATC's summarized financial data for the three and nine months ended September 30, 2008 and 2007 is as follows:

(In thousands)
Income statement data for the three months ended Sept. 30,	2008	2007
Operating revenues	$119,955	$103,733
Operating expenses	(52,107)	(50,126)
Other (expense) income	(169)	9
Interest expense, net	(18,037)	(14,230)
Earnings before members' income taxes	$49,642	$39,386
MGE's and MGE Energy's equity earnings in ATC	$2,010	$1,537

(In thousands)
Income statement data for the nine months ended Sept. 30,	2008	2007
Operating revenues	$345,131	$303,550
Operating expenses	(156,267)	(148,963)
Other expense	(315)	(317)
Interest expense, net	(50,794)	(40,689)
Earnings before members' income taxes	$137,755	$113,581
MGE's and MGE Energy's equity earnings in ATC	$5,320	$4,495

b.

Other Investments.

MGE Energy and MGE hold available for sale securities in both publicly traded and privately held companies. During the three and nine months ended September 30, 2008, certain investments were liquidated. As a result of these liquidations, MGE Energy and MGE received $2.3 million and $0.8 million, respectively, in cash proceeds and in addition, MGE Energy recorded a receivable of $1.0 million. MGE Energy and MGE recorded a $2.8 million and $0.5 million pre-tax gain on the sale of investments, respectively, in the income statement for the three and nine months ended September 30, 2008.

During the nine months ended September 30, 2007, certain investments were also liquidated. As a result of these liquidations, MGE Energy and MGE received $0.5 million in cash proceeds and recorded a $0.4 million pre-tax gain on the sale of investments in the income statement for the nine months ended September 30, 2007.

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

For both MGE Energy and MGE, there have been no changes to unrecognized tax benefits existing at December 31, 2007, nor any additions for new tax positions, during the nine months ended September 30, 2008. During the nine months ended September 30, 2008, less than $0.1 million of interest was accrued on unrecognized tax benefits.

b.

Effective Tax Rate.

MGE Energy's effective income tax rate for the three and nine months ended September 30, 2008, is 36.0% and 35.8%, respectively, compared to 37.5% and 36.5% for the same periods in 2007. The decrease in the rates for 2008 compared to 2007 is primarily attributable to an increase in federal tax credits from the production of electricity from wind energy, as a result of placing the Top of Iowa III wind project into production in February 2008.

MGE's effective income tax rate for the three and nine months ended September 30, 2008, is 35.5% and 35.5%, respectively, compared to 37.4% and 36.4% for the same periods in 2007. The decrease in the rates for 2008 compared to 2007 is also primarily attributable to an increase in wind energy tax credits.

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

In July 2008, the Elm Road construction contractor gave notice forecasting that the in-service date of Unit 1 would be delayed by three months from the guaranteed in-service date of September 29, 2009 and that the in-service date of Unit 2 would be one month earlier than the guaranteed in-service date of September 29, 2010. The notice stated that the delays in Unit 1 were caused by severe weather, changes in local labor conditions from those anticipated by the contractor and other factors. The notice also stated that the contractor is analyzing the impacts of these events and expects to submit claims for schedule extensions and cost relief. The claims are expected to be submitted before December 31, 2008. At this time, because of the lack of information, the operator is not able to predict the amount of the claims that may be submitted, or the validity of such claims. However, the operator of the units has stated its belief that the circumstances and events for which they continue to retain price adjustment risk under the construction contract are force majeure, wage escalation in excess of 4% as measured by published wage bulletins, delays caused by the operator, requested change in scope or performance by the operator and unforeseen sub-surface ground conditions. On September 29, 2008, the operator notified the Elm Road construction contractor that it was invoking the contractual dispute resolution process in order to resolve the rights of the parties under the contract. The contract provides for an informal resolution process, followed by mediation, and then binding arbitration. The operator is currently unable to predict how long this process will take or what the outcome of this process will be. Management is unable to determine the financial impact, if any, of these matters at this time.

At September 30, 2008, $140.4 million (excluding capitalized interest) related to this project is reflected in the construction work in progress balance on MGE's and MGE Energy's consolidated balance sheets. MGE Power Elm Road calculates capitalized interest in accordance with SFAS 34, Capitalization of Interest Cost, on the Elm Road project. At September 30, 2008, MGE Power Elm Road recorded a total of $9.6 million in capitalized interest related to the Elm Road project which is reflected in the construction work in progress balance on MGE's and MGE Energy's consolidated balance sheets.

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

c.

Nonregulated Revenues.

MGE has approval from the PSCW to defer the recovery of the payments made to MGE Power Elm Road for carrying costs during construction of the facility, management fees, and community impact mitigation costs. MGE estimates that the total carrying costs on the Elm Road project will be $61.0 million. This estimate is subject to change based on changes in interest rates, timing of capital expenditures, and the total project cost. During 2008, MGE will recover $12.1 million in electric rates for its investment in MGE Power Elm Road. Of this amount, $9.6 million relates to carrying costs and $2.5 million relates to management fees, community impact mitigation costs, and other related costs.

MGE began collecting the carrying costs in rates in 2006. These amounts are being collected over multiple years. Of these costs, MGE estimates that $22.3 million relates to the capitalized interest and the debt portion of the facility. These costs will be recognized over the period in which the facility will be depreciated. The remaining $38.7 million is estimated to represent the equity portion and is being recognized over the period allowed for recovery in rates. For the nine months ended September 30, 2008, $7.2 million related to the carrying costs were recovered in rates. Of this amount, $2.4 million relates to the debt portion of the facility and was deferred on the consolidated financial statements of MGE and MGE Energy. The remaining $4.8 million represents the equity portion and was recognized as nonregulated revenues in the consolidated financial statements of MGE and MGE Energy.

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

On May 8, 2008, WDNR issued its public notice that it intended to reissue the WPDES permit to allow for the once-through cooling system that was under construction by Wisconsin Energy Corporation. On June 6, 2008, EPA issued its concurrence letter on the draft permit indicating it would not object to the modification of the WPDES permit as drafted. A public information hearing on the intended reissued WPDES permit was held on June 9, 2008 and the public comment period closed on June 16, 2008. On July 31, 2008, the WDNR issued the final modified permit, with no substantive changes from the previously issued draft permit. The deadline for a legal challenge to the permit has expired without appeal.

On July 31, 2008, the joint owners of the Oak Creek expansion reached an agreement with Clean Wisconsin, Inc. and Sierra Club, the groups opposing the WPDES permit. Under the settlement agreement, these groups agreed to withdraw their opposition to the modified WPDES permit for the expansion units at Oak Creek. The joint owners committed to various environmental projects, including projects designed to address greenhouse gas emissions and water quality. MGE's share of those commitments would involve a payment of approximately $0.4 million in 2009 for greenhouse gas reduction efforts and, subject to regulatory approval, further payments of approximately $0.3 million annually over 25 years (2010-2034) to address water quality issues in Lake Michigan.

7.

Top of Iowa III Wind Project - MGE Energy and MGE.

MGE has constructed a 29.7 MW (18 turbines) wind-powered electric generating facility in Iowa. In February 2008, the project was placed into service.

At September 30, 2008, MGE had incurred approximately $56 million of costs on the project and $2.9 million in AFUDC, which are reflected in the property, plant, and equipment balance on MGE's and MGE Energy's consolidated balance sheets. During the nine months ended September 30, 2008 and 2007, MGE had recorded $0.6 million and $1.3 million, respectively, in AFUDC related to this project. MGE was permitted to recover 100% AFUDC on the Top of Iowa III wind project during construction of the facility.

8.

Pension and Postretirement Plans - MGE Energy and MGE.

MGE maintains qualified and nonqualified pension plans, health care, and life insurance benefits. Additionally, MGE has deferred contribution 401(k) benefit plans.

a.

Net Periodic Cost.

The following table presents the components of MGE's and MGE Energy's net periodic benefit costs recognized for the three and nine months ended September 30, 2008 and 2007. A portion of the net periodic benefit cost is capitalized within the consolidated balance sheets.

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Pension Benefits
Components of net periodic benefit cost:
Service cost	$1,199	$1,312	$3,804	$3,934
Interest cost	2,910	2,657	8,563	7,965
Expected return on assets	(3,308)	(3,087)	(9,990)	(9,256)
Amortization of:
Transition obligation	36	36	108	108
Prior service cost	111	111	333	333
Actuarial loss	237	218	434	654
Net periodic benefit cost	$1,185	$1,247	$3,252	$3,738

Postretirement Benefits
Components of net periodic benefit cost:
Service cost	$467	$435	$1,400	$1,305
Interest cost	949	762	2,846	2,286
Expected return on assets	(323)	(288)	(970)	(864)
Amortization of:
Transition obligation	106	106	320	320
Prior service cost	72	52	215	156
Actuarial loss	76	44	229	132
Net periodic benefit cost	$1,347	$1,111	$4,040	$3,335

b.

Expected Cash Flows.

There are no required contributions for the 2008 plan year. Likewise, there were no required contributions for the 2007 plan year. MGE elected to make discretionary deductible contributions of $7.1 million during the nine months ended September 30, 2008. MGE may elect to make additional discretionary deductible contributions.

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

On January 1, 2007, the Board of Directors granted 22,479 units based on the MGE Energy December 31, 2006, closing stock price. On January 18, 2008, the Board of Directors granted 18,538 units based on the MGE Energy closing stock price as of that date. These units are subject to either a four or five year graded vesting schedule. Based on the provisions of SFAS 123R, Share-Based Payment, on the grant date, MGE Energy and MGE measured the cost of the employee services received in exchange for the award based on current market value of MGE Energy common stock. The fair value of the awards has been subsequently re-measured at September 30, 2008. Changes in fair value as well as the original grant have been recognized as compensation cost. Because this amount will be remeasured throughout the vesting period, the compensation cost is subject to variability.

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

During the nine months ended September 30, 2008 and 2007, MGE recorded $0.4 million and $0.2 million, respectively, in compensation expense as a result of this plan. A forfeiture, but no cash settlements, occurred during the aforementioned period.

10.

Commitments and Contingencies.

a.

Coal Contracts - MGE Energy and MGE.

MGE has coal supply contracts related to the Blount plant. As of September 30, 2008, total coal commitments related to the Blount plant are estimated to be $4.0 million for the remainder of 2008, $11.6 million for 2009, and $7.2 million for 2010. Fuel procurement for MGE's jointly owned Columbia and Elm Road plants are handled by Alliant and Wisconsin Energy Corporation who are, respectively, the operating companies. If any minimum purchase obligations must be paid under these contracts, management believes these obligations would be considered costs of service and recoverable in rates. As of September 30, 2008, MGE's share of the total commitments for Columbia and Elm Road plants are estimated to be $3.3 million for the remainder of 2008, $18.3 million in 2009, $31.1 million in 2010, $9.3 million in 2011, and $4.4 million in 2012.

b.

Natural Gas Supply Contracts - MGE Energy and MGE.

MGE has natural gas supply commitments which include market-based pricing. As of September 30, 2008, total natural gas supply commitments are estimated to be $26.5 million for the remainder of 2008, $31.2 million for 2009, and $2.1 million for 2010. Management expects to recover these costs in future customer rates.

c.

Environmental - MGE Energy and MGE.

MGE is listed as a potentially responsible party for a site the EPA has placed on the national priorities Superfund list. The Lenz Oil site in Lemont, Illinois, was used for storing and processing waste oil for several years. This site requires clean up under the Comprehensive Environmental Response, Compensation and Liability Act. A group of companies, including MGE, is currently working on cleaning up the site. Management believes that its share of the final cleanup costs will not result in any materially adverse effects on MGE's operations, cash flows, or financial position. Insurance may cover a portion of the cleanup costs. Management believes that the cleanup costs not covered by insurance will be recovered in current and future rates. At September 30, 2008, MGE accrued a $0.1 million gross liability for this matter. The expected range of loss for this item is estimated to be between $0.1 million and $0.2 million.

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

On March 12, 2008, the U.S. EPA announced a new national ambient air quality standard for ozone which is more stringent than the current standard (standard lowered from 0.08 to 0.0750 parts per million). States (including Wisconsin) must monitor and collect data on ozone levels in order to determine attainment or nonattainment status on a county and/or area basis. Currently available monitoring data for Dane and Columbia counties demonstrates attainment with this new standard. However, final attainment designations will not be made until 2010 using the monitoring data collected during the period 2007 through 2009. There is a possibility that future monitoring data for one or both of these counties will demonstrate nonattainment for this new ozone standard, which could result in additional operating and capital expenditures at Columbia (located in Columbia county) and Blount (located in Dane county). Similarly, new standards for particulate emissions under 2.5 microns and monitoring data has resulted in a preliminary nonattainment designation for Dane county and Columbia county for particulate emissions, which could also result in increased expenditures at Blount and Columbia (see the Federal National Ambient Air Quality Standards subsection within the Environmental Matters section for additional details).

Various initiatives including, but not limited to, the Clean Air Interstate Rule (CAIR), Clean Air Mercury Rule (CAMR), maximum achievable control technology (MACT) standards, new source performance standards (NSPS), Clean Air Visibility Rule (CAVR), the protection of visibility by application of best available retrofit technologies (BART), and existing and proposed state mercury emissions limits, are expected to result in significant additional operating and capital expenditures at Columbia, Elm Road, and Blount. There is some uncertainty concerning the mercury emission reduction requirements in light of a February 8, 2008, U.S. Court of Appeals decision vacating CAMR and the potential for the Supreme Court to rule on this decision. Further, the state of Wisconsin's mercury rules under NR 446 that are significantly different than CAMR have been finalized through state legislative review process, these will further increase mercury control compliance costs at these facilities (as compared to CAMR). See the State mercury rules subsection of the Environmental Matters section for additional details. There is also uncertainty concerning the NOx and SO2 emissions reduction requirements of CAIR in light of a July 11, 2008, U.S. Court of Appeals decision vacating CAIR. The EPA, the Utility Air Regulatory Group (UARG), and others have appealed the decision by requesting an en banc rehearing before the Court of Appeals.

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

The Columbia operator's current estimates show that MGE's share of the capital expenditures required to comply with various environmental initiatives will be between $130 million and $200 million. According to current estimates, compliance with various environmental initiatives is also expected to result in an increase to MGE's pro-rata share of Columbia's ongoing operating expenses. The operator and MGE management are continuing to explore various alternatives to comply with these standards. Accordingly, actual capital expenditures may fall above or below the range provided. These standards and initiatives may also result in additional capital and operating expenditures at MGE's other generating facilities. MGE expects that the costs to comply with these standards will be fully recoverable through rates. The PSCW is permitting MGE to defer pre-certification and pre-construction costs related to compliance with environmental regulations at Columbia. Additionally, MGE is entitled to a carrying cost on the related pre-construction costs at a 100% AFUDC rate. As of September 30, 2008, MGE had incurred $1.3 million (excluding carrying costs) in expenditures at Columbia related to environmental initiatives.

As of September 30, 2008, Columbia entered into various contractual commitments with vendors for a small portion of the aforementioned expenditures as well as other Columbia environmental projects. MGE is indirectly a party to these agreements as a result of its joint ownership of Columbia and is also contractually obligated, under the applicable ownership and operating agreements, with respect to any commitments made. MGE has a 22% ownership interest in Columbia. MGE's share of these commitments is estimated to be $0.5 million for the remainder of 2008. These costs are expected to be capitalized and included in the consolidated balance sheets of MGE Energy and MGE.

d.

Chattel Paper Agreement and Other Guarantees - MGE Energy and MGE.

MGE makes available to qualifying customers a financing program for purchasing and installing energy-related equipment that will provide more efficient use of utility service at the customer's property. MGE is party to a chattel paper purchase agreement with a financial institution under which it can sell or finance an undivided interest with recourse, in up to $10.0 million of the financing program receivables, until August 28, 2009. At September 30, 2008, MGE had sold an outstanding $3.9 million interest in these receivables, which MGE accounted for as a sale under SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities - A Replacement of FASB Statement No. 125. MGE retains the servicing responsibility for these receivables.

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

MGE would be required to perform under its guarantee if a customer defaulted on its loan. The energy-related equipment installed at the customer sites is used to secure the customer loans. The loan balances outstanding at September 30, 2008, approximate the fair value of the energy-related equipment acting as collateral. The length of the MGE guarantee to the financial institution varies from one to ten years depending on the term of the customer loan. Principal payments for the next five years on the loans are $0.4 million in 2008, $0.6 million in 2009, $0.8 million in 2010, $0.5 million in 2011, and $0.3 million in 2012.

e.

Other Legal Matters - MGE Energy and MGE.

MGE is involved in various other legal matters that are being defended and handled in the normal course of business. MGE maintains accruals for such costs that are probable of being incurred and subject to reasonable estimation. As of September 30, 2008, MGE has a total of $1.5 million accrued in the financial statements for such matters. The ultimate outcome of such matters is uncertain and may have an adverse effect on MGE's and MGE Energy's results of operations, financial position, and cash flows.

f.

Venture Debt Commitment - MGE Energy.

MGE Energy has a three year agreement with a venture debt fund expiring in December 2010. MGE Energy has committed to invest up to a total of $1.0 million into this fund. As of September 30, 2008, MGE Energy has $0.7 million remaining in commitments. The timing of infusions is dependent on the needs of the fund and is therefore uncertain at this time.

g.

ATC Capital Commitment - MGE Energy and MGE.

On September 18, 2008, MGE Transco elected to participate in a voluntary capital call for ATC. As a result, MGE Transco contributed $1.1 million to ATC in October 2008.

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

MGE has entered into severance agreements providing severance benefits to the nonunion employees affected by the exit plan. Additionally, MGE ratified a labor agreement with the IBEW providing those union employees affected by the exit plan with involuntary and voluntary severance benefits. MGE has accounted for the involuntary union and nonunion severance benefits in accordance with the provisions of SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. These benefits were recognized initially at the respective communication dates based on the fair value of the liability as of the termination date and are being recognized ratably over the future service period of the employees. Benefits are expected to be paid as follows: $0.2 million in 2010 and $1.2 million in 2011. Total benefits paid as of September 30, 2008 were $0.2 million.

MGE will recover in rates the costs associated with the discontinuance of coal at Blount. As such, the severance charges for the nonunion and union employees have been deferred and recognized on the consolidated balance sheet of MGE Energy and MGE as a regulatory asset.

The following table presents the activity in the restructuring accrual from December 31, 2007, through September 30, 2008:

(In thousands)
Balance at December 31, 2007	$609
Additional expense, net (deferred)	172
Cash payments during the period	(149)
Balance at September 30, 2008	$632

The aforementioned exit plan has also resulted in accelerated depreciation for the Blount assets expected to be retired in 2011. These assets will be recovered in rates over a four year period starting in 2008. For the nine months ended September 30, 2008, $2.5 million of accelerated depreciation expense had been recognized and recovered in rates.

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

In April 2007, the FASB issued FSP 39-1, Amendment of FASB Interpretation No. 39 (FSP FIN 39-1). This pronouncement amends FIN 39, Offsetting of Amounts Related to Certain Contracts, and allows companies to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting agreement. MGE and MGE Energy elected the net presentation as prescribed by this pronouncement. FSP FIN 39-1 became effective for MGE and MGE Energy as of January 1, 2008. The effects of applying this pronouncement shall be recognized as a change in accounting principle through retroactive application for all financial statements presented. The adoption of this pronouncement did not have any impact on MGE's or MGE Energy's net income. At September 30, 2008, MGE Energy and MGE had $7.5 million in cash collateral that was netted against the net derivative positions with counterparties.

MGE's gas and electric segments purchased and sold exchange traded and over-the-counter options, swaps, and futures and, in addition, holds Financial Transmission Rights (FTRs) for certain transmission paths in the MISO market. At September 30, 2008, the cost of all these aforementioned instruments exceeded their net market value by $7.3 million. The amounts recorded for the net mark-to-market value of the commodity based contracts is offset with a corresponding regulatory asset because these transactions are part of the PGA or fuel rules clause authorized by the PSCW.

MGE has also entered into a ten-year purchased power agreement which provides MGE with firm capacity and energy beginning June 1, 2012, and ending on May 31, 2022 (the "base term"). The agreement also allows MGE the option to purchase power during a period of time preceding the base term as well as an option to extend the contract after the base term. The agreement is a derivative contract and is recognized at its fair value on the balance sheet. The fair value of the contract at September 30, 2008, reflects a loss position of $1.2 million; however, the financial effects of the contract qualify for regulatory deferral and are recognized with a corresponding regulatory asset.

Under the PGA clause and electric fuel rules, MGE may include in costs of fuel (natural gas or power) the costs and benefits of the aforementioned fuel price risk management tools. Because these costs and benefits are recoverable, the related unrealized loss/gain is deferred on the balance sheet as a regulatory asset/liability. All of the instruments outstanding as of September 30, 2008, will expire in 12 months or less, except for the aforementioned ten-year purchased power agreement. Depending on the nature of the instrument, the gain or loss associated with these transactions will be reflected in natural gas purchased, purchased power, or fuel used for electric generation in the delivery month applicable to the instrument.

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

Nonperformance of counterparties to the non-exchange traded derivatives could expose MGE to credit loss. However, MGE enters into transactions only with companies that meet or exceed strict credit guidelines and monitors these counterparties on an ongoing basis to mitigate nonperformance risk in its portfolio.

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

MGE reports on a net basis transactions on the MISO and PJM markets in which it buys and sells power within the same hour to meet electric energy delivery requirements. This treatment resulted in $50.1 million and $43.0 million reduction to sales for resale and purchased power expense for the three months ended September 30, 2008 and 2007, respectively, and an $134.9 million and $121.4 million reduction to sales for resale and purchased power expense for the nine months ended September 30, 2008 and 2007, respectively.

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

Pursuant to the provisions of the December 2007 rate order, the fuel rules bandwidth effective January 1, 2008, is plus or minus 2%. See description of fuel rules below.

On December 22, 2006, the PSCW approved a limited scope rate case reopener related to MGE's electric rates. This order approved an update to MGE's electric fuel costs monitored under the fuel rules, an updated estimate of the 2007 Elm Road carrying costs, and a request for recovery of increased ATC-related transmission costs through December 31, 2007. This order resulted in a net 0.15% decrease, on average, in retail electric rates for 2007. The PSCW also approved the recovery of 100% AFUDC on the Top of Iowa III wind project beginning in November 2006 and continuing until construction on the project ceased.

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

The PSCW approved a $0.00239 per kWh interim fuel surcharge on MGE's electric rates effective May 6, 2008, to cover increased fuel and purchased power expenses. This interim fuel surcharge will result in an estimated $8.0 million increase in electric revenues on an annual basis. For the three and nine months ended September 30, 2008, this interim surcharge resulted in a $2.2 million and a $3.4 million increase to electric rates, respectively. On September 22, 2008, MGE and the intervenors in this proceeding filed a stipulation agreement for consideration by the PSCW. The stipulation allows the interim surcharge to remain in effect until the end of the year, but requires MGE to review its 2008 monitored fuel costs at year-end and to refund to customers, with interest at 10.8%, any amount by which its actual fuel costs fall short of the monitored fuel costs collected in rates. See Footnote 18 for additional information on this stipulation. As of September 30, 2008, MGE accrued and expects to refund $3.2 million to customers as a result of this stipulation and has reflected this reduction in other electric revenues.

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

On October 10, 2008, the FASB issued FSP FAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, which clarifies the application of SFAS No. 157 and was effective upon issuance. This standard provides guidance on determination of the fair value of a financial asset in a market where that financial asset is inactive. The adoption of this standard as of September 30, 2008, does not have any material impact on MGE Energy and MGE.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis for MGE Energy and MGE.

(In thousands)	Fair Value as of September 30, 2008
	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Exchange-traded investments	$573	$573	$ -	$ -
Total Assets	$573	$573	$ -	$ -
Liabilities:
Derivatives, net (a)	$8,491	$4,794	$ -	$3,697
Deferred compensation	1,107	1,107	-	-
Total Liabilities	$9,598	$5,901	$ -	$3,697

MGE
Assets:
Exchange-traded investments	$412	$412	$ -	$ -
Total Assets	$412	$412	$ -	$ -
Liabilities:
Derivatives, net (a)	$8,491	$4,794	$ -	$3,697
Deferred compensation	1,107	1,107	-	-
Total Liabilities	$9,598	$5,901	$ -	$3,697

(a)

These amounts are shown gross and exclude $4.8 million and $2.7 million of cash collateral that was netted against net derivative positions with counterparties for Level 1 and Level 3, respectively.

Derivatives include exchange-traded derivative contracts, a ten-year purchased power agreement, and FTRs. Most exchange-traded derivative contracts are valued based on unadjusted quoted prices in active markets and are therefore classified as Level 1. A small number of exchange-traded contracts are valued using quoted market pricing in markets with insufficient volumes and are therefore classified as Level 3. The ten-year purchased power agreement (see Footnote 12) was valued using an internally-developed pricing model and therefore classified as Level 3. The model includes both observable and unobservable inputs. Inputs to the model require significant management judgment and estimation. The model uses a forward power pricing curve based on exchange-traded contracts in the electric futures market. As described above, the market prices from this source have insufficient volumes and are classified as Level 3 in the fair value hierarchy. To project future prices beyond the period in which these quoted market prices are available, MGE calculates the price based on forward gas prices and an implied heat rate. MGE considers the assumptions that market participants would use in valuing the asset or liability. This includes assumptions about market risk such as liquidity, volatility and contract duration. The fair value model incorporates discounting, credit, and model risks. FTRs are priced based upon monthly auction results for identical or similar instruments in a closed market with limited data available and are therefore classified as Level 3.

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

The following table summarizes the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for both MGE Energy and MGE.

(In thousands)
Three Months Ended September 30, 2008
Balance as of July 1, 2008	$5,802
Realized and unrealized gains (losses):
Included in regulatory liabilities (assets)	(9,489)
Included in other comprehensive income	(10)
Included in earnings	(82)
Included in current assets	-
Purchases, sales, issuances, and settlements, net	82
Transfers in and/or out of Level 3	-
Balance as of September 30, 2008	$(3,697)
Total gains (losses) included in earnings attributed to the change in unrealized gains (losses) related to assets and liabilities held at September 30, 2008 (b)	$ -

(In thousands)
Nine Months Ended September 30, 2008
Balance as of January 1, 2008	$(444)
Realized and unrealized gains (losses):
Included in regulatory liabilities (assets)	(3,296)
Included in other comprehensive income	43
Included in earnings	1,122
Included in current assets	-
Purchases, sales, issuances, and settlements, net	(1,122)
Transfers in and/or out of Level 3	-
Balance as of September 30, 2008	$(3,697)
Total gains (losses) included in earnings attributed to the change in unrealized gains (losses) related to assets and liabilities held at September 30, 2008 (b)	$ -

The following table presents total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis during the three and nine months ended September 30, 2008, for both MGE Energy and MGE. (b).

(In thousands)	Purchased Power Expense	Natural Gas Purchased Expense	Regulated Gas Revenues
Total gains (losses) included in earnings for the three months ended September 30, 2008	$(114)	$16	$16
Total gains (losses) included in earnings for the nine months ended September 30, 2008	$1,184	$(31)	$(31)

(b) MGE's exchange-traded derivative contracts, ten-year purchased power agreement, and FTRs are subject to regulatory deferral under the provisions of SFAS 71. These derivatives are therefore marked to fair value pursuant to SFAS 133 and are offset with a corresponding regulatory asset or liability. A portion of MGE's derivative contracts fall under the incentive mechanism within the PGA clause and shareholders have the ability to receive 50% of the benefit or loss from these deals if certain thresholds are achieved. Under these derivatives, only 50% of the gains or losses are subject to regulatory deferral under SFAS 71. The remaining 50%, the shareholder portion, is reflected in other comprehensive income. As a result of the above described treatment, there are no unrealized gains or losses that flow through earnings.

16.

New Accounting Pronouncements and Legislation - MGE Energy and MGE.

a.

FSP FIN 39-1.

See Footnote 12 for discussion of this pronouncement.

b.

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

c.

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

The following tables show segment information for MGE Energy's operations for the indicated periods:

MGE Energy (In thousands)	Electric	Gas	Nonregulated Energy	Transmission Investment	All Others	Consolidation/ Elimination Entries	Consolidated Total
Three months ended Sept. 30, 2008
Operating revenues	$99,177	$24,843	$1,787	$-	$-	$-	$125,807
Interdepartmental revenues	169	6,547	3,720	-	-	(10,436)	-
Total operating revenues (loss)	99,346	31,390	5,507	-	-	(10,436)	125,807
Depreciation and amortization	(6,962)	(2,326)	(686)	-	-	-	(9,974)
Other operating expenses	(69,116)	(31,725)	(26)	-	(151)	10,436	(90,582)
Operating income (loss)	23,268	(2,661)	4,795	-	(151)	-	25,251
Other income, net	606	171	-	2,010	2,505	-	5,292
Interest (expense) income, net	(2,779)	(784)	(651)	-	703	-	(3,511)
Income (loss) before taxes	21,095	(3,274)	4,144	2,010	3,057	-	27,032
Income tax (provision) benefit	(7,863)	1,834	(1,663)	(814)	(1,216)	-	(9,722)
Net income (loss)	$13,232	$(1,440)	$2,481	$1,196	$1,841	$ -	$17,310

Three months ended Sept. 30, 2007
Operating revenues	$98,435	$16,588	$1,300	$-	$-	$ -	$116,323
Interdepartmental revenues	193	6,764	3,714	-	-	(10,671)	-
Total operating revenues (loss)	98,628	23,352	5,014	-	-	(10,671)	116,323
Depreciation and amortization	(5,230)	(2,127)	(620)	-	-	-	(7,977)
Other operating expenses	(69,448)	(23,690)	(26)	-	(118)	10,671	(82,611)
Operating income (loss)	23,950	(2,465)	4,368	-	(118)	-	25,735
Other income (deductions), net	801	16	-	1,537	(2)	-	2,352
Interest (expense) income, net	(2,534)	(809)	(611)	-	712	-	(3,242)
Income (loss) before taxes	22,217	(3,258)	3,757	1,537	592	-	24,845
Income tax (provision) benefit	(8,138)	1,192	(1,508)	(617)	(238)	-	(9,309)
Net income (loss)	$14,079	$(2,066)	$2,249	$920	$354	$-	$15,536

Nine months ended Sept. 30, 2008
Operating revenues	$265,647	$169,247	$5,646	$-	$-	$-	$440,540
Interdepartmental revenues	419	18,532	11,157	-	-	(30,108)	-
Total operating revenues (loss)	266,066	187,779	16,803	-	-	(30,108)	440,540
Depreciation and amortization	(20,363)	(6,843)	(2,058)	-	-	-	(29,264)
Other operating expenses	(204,542)	(168,571)	(78)	(1)	(391)	30,108	(343,475)
Operating income (loss)	41,161	12,365	14,667	(1)	(391)	-	67,801
Other income (deductions), net	1,084	(1,343)	-	5,320	2,497	-	7,558
Interest (expense) income, net	(8,203)	(2,360)	(1,932)	-	2,116	-	(10,379)
Income before taxes	34,042	8,662	12,735	5,319	4,222	-	64,980
Income tax provision	(11,512)	(2,820)	(5,111)	(2,143)	(1,690)	-	(23,276)
Net income	$22,530	$5,842	$7,624	$3,176	$2,532	$ -	$41,704

Nine months ended Sept. 30, 2007
Operating revenues	$256,146	$134,728	$3,880	$-	$-	$-	$394,754
Interdepartmental revenues	392	17,772	11,141	-	-	(29,305)	-
Total operating revenues (loss)	256,538	152,500	15,021	-	-	(29,305)	394,754
Depreciation and amortization	(15,701)	(6,364)	(1,992)	-	-	-	(24,057)
Other operating expenses	(198,418)	(137,079)	(81)	(2)	(331)	29,305	(306,606)
Operating income (loss)	42,419	9,057	12,948	(2)	(331)	-	64,091
Other income (deductions), net	1,149	(240)	-	4,495	8	-	5,412
Interest (expense) income, net	(7,457)	(2,197)	(1,878)	-	1,575	-	(9,957)
Income before taxes	36,111	6,620	11,070	4,493	1,252	-	59,546
Income tax provision	(12,484)	(2,503)	(4,443)	(1,804)	(508)	-	(21,742)
Net income	$23,627	$4,117	$6,627	$2,689	$744	$-	$37,804

The following tables show segment information for MGE's operations for the indicated periods:

MGE (In thousands)	Electric	Gas	Nonregulated Energy	Transmission Investment	Consolidation/ Elimination Entries	Consolidated Total
Three months ended Sept. 30, 2008
Operating revenues	$99,177	$24,843	$1,787	$-	$-	$125,807
Interdepartmental revenues	169	6,547	3,720	-	(10,436)	-
Total operating revenues (loss)	99,346	31,390	5,507	-	(10,436)	125,807
Depreciation and amortization	(6,962)	(2,326)	(686)	-	-	(9,974)
Other operating expenses*	(76,696)	(29,811)	(1,689)	-	10,436	(97,760)
Operating income (loss)*	15,688	(747)	3,132	-	-	18,073
Other income, net*	323	91	-	1,196	-	1,610
Interest expense, net	(2,779)	(784)	(651)	-	-	(4,214)
Income (loss) before minority interest	13,232	(1,440)	2,481	1,196	-	15,469
Minority interest, net of tax	-	-	-	-	(3,084)	(3,084)
Net income (loss)	$13,232	$(1,440)	$2,481	$1,196	$(3,084)	$12,385

Three months ended Sept. 30, 2007
Operating revenues	$98,435	$16,588	$1,300	$-	$-	$116,323
Interdepartmental revenues	193	6,764	3,714	-	(10,671)	-
Total operating revenues (loss)	98,628	23,352	5,014	-	(10,671)	116,323
Depreciation and amortization	(5,230)	(2,127)	(620)	-	-	(7,977)
Other operating expenses*	(77,595)	(22,226)	(1,534)	-	10,671	(90,684)
Operating income (loss)*	15,803	(1,001)	2,860	-	-	17,662
Other income (deductions), net*	810	(256)	-	920	-	1,474
Interest expense, net	(2,534)	(809)	(611)	-	-	(3,954)
Income (loss) before minority interest	14,079	(2,066)	2,249	920	-	15,182
Minority interest, net of tax	-	-	-	-	(2,909)	(2,909)
Net income (loss)	$14,079	$(2,066)	$2,249	$920	$(2,909)	$12,273

Nine months ended September 30, 2008
Operating revenues	$265,647	$169,247	$5,646	$-	$-	$440,540
Interdepartmental revenues	419	18,532	11,157	-	(30,108)	-
Total operating revenues (loss)	266,066	187,779	16,803	-	(30,108)	440,540
Depreciation and amortization	(20,363)	(6,843)	(2,058)	-	-	(29,264)
Other operating expenses*	(215,673)	(171,900)	(5,189)	(1)	30,108	(362,655)
Operating income (loss)*	30,030	9,036	9,556	(1)	-	48,621
Other income (deductions), net*	703	(834)	-	3,177	-	3,046
Interest expense, net	(8,203)	(2,360)	(1,932)	-	-	(12,495)
Income before minority interest	22,530	5,842	7,624	3,176	-	39,172
Minority interest, net of tax	-	-	-	-	(9,235)	(9,235)
Net income (loss)	$22,530	$5,842	$7,624	$3,176	$(9,235)	$29,937

Nine months ended September 30, 2007
Operating revenues	$256,146	$134,728	$3,880	$-	$-	$394,754
Interdepartmental revenues	392	17,772	11,141	-	(29,305)	-
Total operating revenues (loss)	256,538	152,500	15,021	-	(29,305)	394,754
Depreciation and amortization	(15,701)	(6,364)	(1,992)	-	-	(24,057)
Other operating expenses*	(210,879)	(139,438)	(4,524)	(2)	29,305	(325,538)
Operating income (loss)*	29,958	6,698	8,505	(2)	-	45,159
Other income (deductions), net*	1,126	(384)	-	2,691	-	3,433
Interest expense, net	(7,457)	(2,197)	(1,878)	-	-	(11,532)
Income before minority interest	23,627	4,117	6,627	2,689	-	37,060
Minority interest, net of tax	-	-	-	-	(8,358)	(8,358)
Net income (loss)	$23,627	$4,117	$6,627	$2,689	$(8,358)	$28,702

*Amounts are shown net of the related tax expense, consistent with the presentation on the consolidated MGE Income Statement.

The following table shows segment information for MGE Energy's and MGE's assets and capital expenditures:

MGE Energy (In thousands)	Electric	Gas	Assets not Allocated	Nonregulated Energy	Transmission Investment	All Others	Consolidation/ Elimination Entries	Total
Assets:
September 30, 2008	$630,950	$226,773	$15,431	$265,409	$44,726	$371,477	$(396,060)	$1,158,706
December 31, 2007	614,949	234,002	14,876	227,415	40,808	342,491	(362,954)	1,111,587
Capital Expenditures:
Nine months ended Sept. 30, 2008	36,974	5,285	-	42,690	-	-	-	84,949
Year ended December 31, 2007	70,687	12,091	-	53,480	-	-	-	136,258

MGE (In thousands)	Electric	Gas	Assets not Allocated	Nonregulated Energy	Transmission Investment	Consolidation/ Elimination Entries	Total
Assets:
September 30, 2008	$630,950	$226,773	$15,431	$265,159	$44,726	$(20,202)	$1,162,837
December 31, 2007	614,949	234,002	14,876	227,165	40,808	(15,908)	1,115,892
Capital Expenditures:
Nine months ended Sept. 30, 2008	36,974	5,285	-	42,690	-	-	84,949
Year ended December 31, 2007	70,687	12,091	-	53,480	-	-	136,258

18.

Subsequent Events - MGE Energy and MGE.

a.

ATC Capital Contribution.

On October 31, 2008, MGE Transco made a voluntary $1.1 million capital contribution to ATC.

b.

Fuel Surcharge Stipulation.

On October 24, 2008, the PSCW approved the stipulation related to the May 5, 2008, fuel surcharge.

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

Three Months Ended September 30, 2008 and 2007

Executive Summary - MGE Energy and MGE

For the three months ended September 30, 2008, MGE Energy's earnings were $17.3 million or $0.78 per share compared to $15.5 million or $0.71 per share for the same period in the prior year. MGE's earnings for the three months ended September 30, 2008, were $12.4 million compared to $12.3 million for the same period in the prior year.

The following discussion is based on the business segments as discussed in Footnote 17.

Electric Utility

The electric utility segment contributed $13.2 million of net income during the third quarter of 2008, a decrease of $0.8 million compared to the third quarter of 2007 resulting from lower demand due to cooler weather.

Electric revenues were $99.2 million or 0.8% higher during the third quarter of 2008 compared to the same period last year. The increase is partially related to a 4.8% rate increase approved by the PSCW, effective January 1, 2008. The rate increase was to cover higher costs pertaining to MGE's new wind energy projects, statewide energy efficiency and renewable energy programs, transmission improvements by ATC, and accelerated costs associated with the discontinued use of coal at the Blount Station.

Gas Utility

The gas utility segment recorded a $1.4 million net loss during the third quarter of 2008 compared to a $2.1 million net loss in the third quarter of 2007. Gas margin (regulated gas revenues less natural gas purchased) increased $1.5 million during the third quarter of 2008 compared to the same period last year. MGE received a 2.8% rate increase from the PSCW, effective January 1, 2008, to cover costs for area gas construction projects needed to accommodate growth and funding of statewide energy efficiency and renewable energy programs. Compared to the prior period, gas operating and maintenance expenses increased $1.4 million primarily related to payments required to be made to statewide energy efficiency and renewable resource programs pursuant to Wisconsin legislation.

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

Nonregulated Energy

The nonregulated energy segment contributed $2.5 million of net income during the third quarter of 2008, an increase of $0.2 million or 10.3% compared to the third quarter of 2007. The increase is largely attributable to higher carrying costs recognized for the Elm Road project. Carrying costs during construction of the nonregulated energy projects, related to the equity portion, are recognized over the period of time the costs are recovered in rates.

Capital expenditures during the third quarter of 2008 totaled $12.0 million for the Elm Road project.

Transmission Investment

Earnings from our interest in ATC increased $0.3 million for the third quarter of 2008 compared to the same period last year.

MGE Transco contributed $1.1 million for voluntary capital contributions to ATC in the third quarter of 2008.

All Others

MGE Energy's corporate operations contributed $1.8 million in earnings for the third quarter of 2008. These earnings are a result of interdepartmental interest income recognized as a result of capitalized interest on the Elm Road project and include the gains on certain investments.

Electric Utility Operations - MGE Energy and MGE

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the periods indicated:

	Revenues			Sales
(In thousands, except cooling degree days)	Three Months Ended September 30,			Three Months Ended September 30,
	2008	2007	% Change	2008	2007	% Change
Residential	$34,309	$34,382	(0.2)%	227,827	242,172	(5.9)%
Commercial	55,131	52,316	5.4%	512,527	520,609	(1.6)%
Industrial	4,930	4,312	14.3%	66,410	66,779	(0.6)%
Other - retail/municipal	9,371	7,763	20.7%	117,288	105,798	10.9%
Total retail	103,741	98,773	5.0%	924,052	935,358	(1.2)%
Sales for resale	893	2,012	(55.6)%	3,590	24,477	(85.3)%
Other revenues	(5,457)	(2,350)	(132.2)%	-	-	-
Total	$99,177	$98,435	0.8%	927,642	959,835	(3.4)%

Cooling degree days (normal 454)				421	532	(20.9)%

Electric operating revenues increased $0.7 million or 0.8% for the three months ended September 30, 2008, due to the following:

(In millions)
Three months ended Sept. 30, 2008
Rate changes	$6.2
Volume	(1.3)
Sales for resale	(1.1)
Other revenues	(3.1)
Total	$0.7

•

Rates changes. Rates charged to retail customers for the three months ended September 30, 2008, were 6.3% or $6.2 million higher than those charged during the same period in the prior year.

On December 14, 2007, the PSCW authorized MGE to increase 2008 electric revenue by $16.2 million to cover costs for MGE's new wind energy projects, statewide energy efficiency and renewable energy programs, transmission improvements by ATC, and accelerated costs to discontinue coal use at the Blount Station.

On May 5, 2008, the PSCW approved a $0.00239 per kWh interim fuel surcharge on MGE's electric rates to cover increased fuel and purchased power expenses. This interim fuel surcharge will result in an estimated $8.0 million increase in electric revenues on an annual basis. For the three months ended September 30, 2008, this interim surcharge resulted in a $2.2 million increase to electric rates. On September 22, 2008, MGE and the intervenors in the fuel surcharge proceeding filed a stipulation agreement for consideration by the PSCW. The stipulation was approved on October 24, 2008 and allows the interim surcharge to remain in effect until the end of the year, but requires MGE to review its 2008 monitored fuel costs at year-end and refund to customers, with interest at 10.8%, any amount by which its actual fuel costs fall short of the monitored fuel costs collected in rates. See "Other revenues" below.

Electric rates from April 26, 2007 to August 31, 2007, were subject to a $0.00339 per kWh interim fuel surcharge and subject to refund. On August 31, 2007, MGE received a final decision from the PSCW that reduced the fuel surcharge to $0.00242 per kWh effective the date of the order. This surcharge resulted in a $2.9 million increase to electric rates charged to customers during the three months ended September 30, 2007.

•

Volume. During the three months ended September 30, 2008, there was a 1.2% decrease in total retail sales volumes when compared to the same period in the prior year. This decrease represents decreased usage by residential, commercial, and industrial customers, offset by an increase in usage from other-retail/municipal customers.

•

Sales for resale. For the three months ended September 30, 2008, sales for resale decreased $1.1 million when compared to the same period in the prior year, reflecting a decreased volume of sales. Sales for resale include transactions conducted on the PJM and MISO markets reflecting our involvement in the PJM and MISO markets since their establishment on May 1, 2004, and April 1, 2005, respectively.

•

Other revenues. Other electric revenues decreased $3.1 million for the three months ended September 30, 2008, compared to the same period in the prior year.

During the three months ended September 30, 2008 and 2007, MGE recovered in electric rates carrying costs and other fees related to WCCF and Elm Road. During the three months ended September 30, 2008 and 2007, MGE recorded a $2.8 million and $2.1 million reduction, respectively, to other electric revenues to transfer the revenues from the electric segment to the nonregulated energy operations segment. See discussion of these revenues in the "nonregulated energy operating revenues" section.

As a result of the refund provisions in the interim fuel surcharge order, MGE has recognized an estimated refund to customers totaling $3.2 million during the three months ended September 30, 2008 and has reflected this reduction in other electric revenues.

To account for the subject to refund provisions implemented by the PSCW on April 26, 2007, during the three months ended September 30, 2007, MGE recognized an obligation to make refunds to its customers by recording a $0.7 million reduction to other electric revenues.

Other miscellaneous electric revenues for the three months ended September 30, 2008 increased $0.1 million compared to the same period in 2007.

Electric fuel and purchased power

The expense for fuel used for electric generation decreased $2.6 million or 15.3% during the three months ended September 30, 2008, compared to the same period in the prior year primarily as a result of a decrease in fuel costs.

Purchased power expense decreased by $0.5 million or 2.3% during the three months ended September 30, 2008, compared to the same period in the prior year. This decrease in expense reflects a $1.0 million or 4.8% decrease in the volume of power purchased offset by a $0.5 million or 2.5% increase in the per-unit cost of purchased power.

Electric operating expenses

Electric operating expenses increased $3.3 million during the three months ended September 30, 2008, compared to the same period in 2007. The following changes contributed to the net change:

(In millions)
Three months ended Sept. 30, 2008
Increased production costs	$0.5
Increased transmission costs	1.2
Increased distribution expenses	0.1
Increased customer accounts expenses	0.3
Increased customer service costs	1.0
Increased other general and administrative expenses	0.2
Total	$3.3

As a result of the 2005 Wisconsin Act 141, each Wisconsin utility is required to pay 1.2% of its annual operating revenues to the statewide energy efficiency and renewable resource programs. MGE is allowed to recover these costs in rates through its conservation escrow. For the three months ended September 30, 2008, costs associated with funding these programs increased customer service expense by $1.3 million. Transmission costs increased primarily due to network service fees pertaining to ATC.

Electric maintenance expense

For the three months ended September 30, 2008, electric maintenance expense decreased $0.5 million, when compared to the same period in the prior year. This decrease is primarily attributable to decreases in production maintenance and distribution expenses.

Electric depreciation expense

Depreciation expense at the electric segment increased by $1.7 million for the three months ended September 30, 2008, when compared to the same period in the prior year. This increase is related to higher levels of electric assets, including the Top of Iowa III wind-powered electric generating facility which was placed in service in the first quarter of 2008. Also contributing to the increase is the accelerated depreciation of certain Blount assets. For additional information on the Blount accelerated depreciation, see Footnote 11.

Gas Utility Operations - MGE Energy and MGE

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class during each of the periods indicated:

	Revenues			Deliveries
(In thousands, except HDD and average rate per therm of retail customer)	Three Months Ended September 30,			Three Months Ended September 30,
	2008	2007	% Change	2008	2007	% Change
Residential	$11,159	$8,634	29.2%	5,830	5,702	2.2%
Commercial/industrial	12,047	6,965	73.0%	10,557	7,815	35.1%
Total retail	23,206	15,599	48.8%	16,387	13,517	21.2%
Gas transportation	520	494	5.3%	6,280	6,290	(0.2%)
Other revenues	1,117	495	125.7%	-	-	-
Total	$24,843	$16,588	49.8%	22,667	19,807	14.4%
Heating degree days (normal 184)				107	125	(14.4)%
Average rate per therm of retail customer				$1.416	$1.154	22.7%

Gas revenues increased $8.3 million or 49.8% for the three months ended September 30, 2008. These changes are related to the following factors:

(In millions)
Three months ended Sept. 30, 2008
Gas costs/rates	$3.6
Gas deliveries	4.1
Transportation and other effects	0.6
Total	$8.3

•

Gas costs/rates. The average retail rate per therm for the three months ended September 30, 2008, increased 22.7% compared to the same period in 2007. The primary contributor to this increase is higher natural gas costs. Also, the PSCW authorized a 2.8% increase in MGE's gas rates effective January 1, 2008, to cover increased system demands and funding statewide energy programs.

•

Retail gas deliveries. The 21.2% increase in retail gas deliveries for the three months ended September 30, 2008, was attributable to an increased use by a large commercial/industrial customer.

•

Transportation and other revenues. Transportation and other revenues increased a total of $0.6 million primarily due to an increase in income realized under the GCIM.

Under MGE's GCIM, if actual gas commodity costs are above or below a benchmark set by the PSCW, then MGE's gas sales service customers and shareholders share equally in any increased costs or savings. The PSCW also allows MGE to resell gas pipeline capacity reserved to meet peak demands but not needed every day to serve customers. Revenues from capacity release that exceed or fall short of PSCW-targeted levels are shared equally. For the three months ended September 30, 2008 and 2007, shareholders received the benefit of $1.0 million and $0.5 million, respectively, from capacity release revenues and commodity savings under the GCIM.

Natural gas purchased

For the three months ended September 30, 2008, natural gas purchased increased by $6.7 million, compared to the same period in the prior year. The cost per therm of natural gas increased 60.1% which resulted in $5.7 million of additional expense. In addition, a 12.1% increase in the volume of gas purchased resulted in $1.0 million of additional expense.

Gas operating expenses

Gas operating expenses increased $1.3 million for the three months ended September 30, 2008, compared to the same period a year ago. The following changes contributed to the net change:

(In millions)
Three months ended Sept. 30, 2008
Increased customer accounts costs	$0.1
Increased customer service costs	0.7
Increased general and administrative costs	0.5
Total	$1.3

As a result of the 2005 Wisconsin Act 141, each Wisconsin utility is required to pay 1.2% of its annual operating revenues to the statewide energy efficiency and renewable resource programs. MGE is allowed to recover these costs in rates through its conservation escrow. For the three months ended September 30, 2008, costs associated with funding these programs increased customer service expense by $0.9 million.

Gas maintenance expense

Gas maintenance expenses increased by $0.1 million for the three months ended September 30, 2008, compared to the same period in the prior year. This increase primarily relates to an increase in distribution costs.

Gas depreciation expense

Gas depreciation expense increased $0.2 million for the three months ended September 30, 2008, compared to the same period in the prior year.

Other Income (Deductions), Net

During the three months ended September 30, 2008, the gas and electric segments recognized a total of $0.1 million in AFUDC-equity, $0.5 million gain on an investment and $0.2 million of miscellaneous income.

For the three months ended September 30, 2007, the gas and electric segments recognized a total of $0.5 million in AFUDC-equity, $0.2 million from equity earnings in miscellaneous investments, and a $0.2 million gain on the sale of investments. This income was offset by $0.1 million in miscellaneous expense.

Interest Expense, Net

For the three months ended September 30, 2008, total interest expense for the electric and gas segments increased $0.2 million compared to the same period in the prior year.

Nonregulated Energy Operations - MGE Energy and MGE

Nonregulated energy operating revenues

Operating revenues from nonregulated energy operations increased $0.5 million for the three months ended September 30, 2008, when compared to the same period in the prior year. Operating revenues from nonregulated energy operations for both the three months ended September 30, 2008 and 2007 include $3.7 million in interdepartmental revenues related to a leasing arrangement between MGE and MGE Power West Campus which commenced on April 26, 2005. Upon consolidation, these interdepartmental revenues are eliminated.

MGE also received approval from the PSCW to collect carrying costs expected to be incurred by MGE Power Elm Road during construction of the Elm Road project. MGE estimates that the total carrying costs on the Elm Road project will be $61.0 million. A portion of this amount is being recognized over the period recovered in rates and a portion is being deferred and will be recognized over the period in which the facility is depreciated. For the three months ended September 30, 2008 and 2007, MGE Power Elm Road recognized $1.5 million and $1.0 million, respectively, related to carrying costs on the Elm Road project.

Nonregulated energy interest expense, net

For the three months ended September 30, 2008 and 2007, interest expense, net at the nonregulated energy operations segment was $0.7 million and $0.6 million, respectively. Interest expense at the nonregulated energy segment for both the three months ended September 30, 2008 and 2007 includes $0.7 million in interest expense incurred on $50 million of long-term, fixed-rate borrowings at MGE Power West Campus.

Also included in the nonregulated interest expense is interdepartmental interest expense and capitalized interest at MGE Power Elm Road. During the three months ended September 30, 2008 and 2007, MGE Power Elm Road was charged $1.2 million and $1.1 million, respectively, in interest expense by Corporate on funds borrowed for the Elm Road Project. This expense is eliminated upon consolidation for MGE Energy only. The interest expense at MGE Power Elm Road is offset by $1.2 million and $1.1 million, respectively, in capitalized interest. MGE Power Elm Road is capitalizing interest on the Elm Road project.

During the three months ended September 30, 2008 and 2007, MGE Power Elm Road recorded less than $0.1 million and $0.1 million, respectively, in interest income on cash advanced to Elm Road Services, LLC for construction of transmission equipment and work done by ATC related to the Elm Road project.

Transmission Investment Operations - MGE Energy and MGE

Transmission investment other income

For the three months ended September 30, 2008 and 2007, other income at the transmission investment segment was $2.0 million and $1.5 million, respectively. The transmission investment segment holds our interest in ATC, and its income reflects our equity in the earnings of ATC.

All Other Nonregulated Operations - MGE Energy

All other - other income

The all other segment recorded $2.5 million in other income for the three months ended September 30, 2008, primarily due to gains on investments.

All other interest income, net

All other interest income, net for both the three months ended September 30, 2008 and 2007, was $0.7 million. Interest income for the three months ended September 30, 2008, represents $1.2 million in interdepartmental interest income from MGE Power Elm Road, partially offset by $0.5 million in interest expense on short-term debt. Interest income for the three months ended September 30, 2007, represents $1.1 million in interdepartmental interest income from MGE Power Elm Road, partially offset by $0.4 million in interest expense on short-term debt. The interdepartmental interest income is eliminated upon consolidation.

Consolidated Other General Taxes

MGE Energy's and MGE's other general taxes increased $0.1 million or 3.6% for the three months ended September 30, 2008, when compared to the same period in 2007, primarily because MGE's license fee tax increased. The annual license fee tax expense is based on adjusted operating revenues of the prior year. Tax rates have not increased.

Consolidated Income Taxes

MGE Energy's effective income tax rate for the three months ended September 30, 2008, is 36.0% compared to 37.5% for the same period in 2007. The lower tax rate for the three months ended September 30, 2008, is primarily attributable to an increase in federal tax credits from the production of electricity from wind energy, as a result of placing the Top of Iowa III wind conversion project into production in February 2008.

MGE's effective income tax rate for the three months ended September 30, 2008, is 35.5% compared to 37.4% for the same period in the prior year. The lower tax rate for the three months ended September 30, 2008, is primarily attributable to an increase in federal tax credits from the production of electricity from wind energy, as a result of placing the Top of Iowa III wind conversion project into production in February 2008.

Minority Interest, Net of Tax

For the three months ended September 30, 2008, MGE Energy (through its wholly owned subsidiary MGE Power) earned $1.9 million and $0.9 million, net of tax, for its interest in MGE Power West Campus and MGE Power Elm Road, respectively. Additionally, MGE Energy earned $0.3 million, net of tax for its interest in MGE Transco. These amounts are recorded as minority interest expense, net of tax, on MGE's consolidated statement of income.

For the three months ended September 30, 2007, MGE Energy (through its wholly owned subsidiary MGE Power) had earned $2.2 million and $0.6 million, net of tax, for its interest in MGE Power West Campus and MGE Power Elm Road, respectively. Additionally, MGE Energy had earned $0.1 million, net of tax, for its interest in MGE Transco. These amounts are recorded as minority interest expense, net of tax, on MGE's consolidated statement of income.

Nine Months Ended September 30, 2008 and 2007

Executive Summary - MGE Energy and MGE

For the nine months ended September 30, 2008, MGE Energy's earnings were $41.7 million or $1.89 per share compared to $37.8 million or $1.77 per share for the same period in the prior year. MGE's earnings for the nine months ended September 30, 2008, were $29.9 million compared to $28.7 million for the same period in the prior year.

The following discussion is based on the business segments as discussed in Footnote 17.

Electric Utility

The electric utility segment contributed $22.5 million of net income during the nine months ended September 30, 2008, a decrease of $1.1 million compared to the same period in 2007 resulting from lower demand due to a cooler summer.

Electric revenues were $9.5 million or 3.7% higher during the nine months ended September 30, 2008 compared to the same period last year. The increase is a result of a 4.8% rate increase approved by the PSCW, effective January 1, 2008. The rate increase was to cover higher costs pertaining to MGE's new wind energy projects, statewide energy efficiency and renewable energy programs, transmission improvements by ATC, and accelerated costs associated with the discontinued use of coal at the Blount Station.

The Top of Iowa III construction project was placed in service during the first quarter of 2008. As of September 30, 2008, MGE has incurred approximately $56 million of costs on the 29.7 MW wind-powered electric generating facility located in Iowa. MGE recorded $0.6 million of AFUDC in the nine months ended September 30, 2008 related to the construction of the project.

Gas Utility

The gas utility segment contributed $5.8 million of net income during the nine months ended September 30, 2008, an increase of $1.7 million or 41.9% compared to the same period in 2007. The increase is largely attributable to higher gas margins as a result of colder weather compared to the same period in 2007. Gas margin (regulated gas revenues less natural gas purchased) increased $8.7 million during the nine months ended September 30, 2008 compared to the same period last year. The increase was primarily attributable to 13.8% increase in gas retail sales. Heating degree days were 11.4% higher for the period compared to last year as a result of colder weather. MGE also received a 2.8% rate increase from the PSCW, effective January 1, 2008, to cover costs for area gas construction projects needed to accommodate growth and funding of statewide energy efficiency and renewable energy programs. Partially offsetting the higher margin was a $1.3 million expense (excludes premium) in 2008 for a weather hedge (heating degree day collar). The weather hedge obligated MGE to pay additional costs if the weather was colder than a prescribed ceiling or would have compensated MGE if weather was warmer than a prescribed floor.

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

Nonregulated Energy

The nonregulated energy segment contributed $7.6 million of net income during the nine months ended September 30, 2008, an increase of $1.0 million or 15.0% compared to the same period in 2007. The increase is largely attributable to higher carrying costs recognized for the Elm Road project. Carrying costs during construction of the nonregulated energy projects, related to the equity portion, are recognized over the period of time the costs are recovered in rates.

Capital expenditures during the nine months ended September 30, 2008 totaled $42.5 million for the Elm Road project.

Transmission Investment

Earnings from our interest in ATC increased $0.5 million for the nine months ended September 30, 2008 compared to the same period last year.

MGE Transco contributed $2.3 million for voluntary capital contributions to ATC in the nine months ended September 30, 2008. An additional voluntary capital contribution of $1.1 million was made in October 2008.

All Others

MGE Energy's corporate operations contributed $2.5 million in earnings for the nine months ended September 30, 2008. These earnings are a result of interdepartmental interest income recognized as a result of capitalized interest on the Elm Road project and include the gains on certain investments.

Electric Utility Operations - MGE Energy and MGE

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the periods indicated:

	Revenues			Sales
(In thousands, except cooling degree days)	Nine Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	% Change	2008	2007	% Change
Residential	$89,413	$86,839	3.0%	614,828	635,438	(3.2)%
Commercial	142,959	133,014	7.5%	1,401,546	1,403,075	(0.1)%
Industrial	15,233	13,765	10.7%	207,775	213,160	(2.5)%
Other - retail/municipal	24,379	20,499	18.9%	312,673	288,684	8.3%
Total retail	271,984	254,117	7.0%	2,536,822	2,540,357	(0.1)%
Sales for resale	3,685	5,983	(38.4)%	28,832	75,764	(61.9)%
Other revenues	(10,022)	(3,954)	(153.5)%	-	-	-
Total	$265,647	$256,146	3.7%	2,565,654	2,616,121	(1.9)%

Cooling degree days (normal 634)				534	743	(28.1)%

Electric operating revenues increased $9.5 million or 3.7% for the nine months ended September 30, 2008, due to the following:

(In millions)
Nine months ended Sept. 30, 2008
Rate changes	$18.2
Volume	(0.3)
Sales for resale	(2.3)
Other revenues	(6.1)
Total	$9.5

Rates changes. Rates charged to retail customers for the nine months ended September 30, 2008, were 7.2% or $18.2 million higher than those charged during the same period in the prior year.

On December 14, 2007, the PSCW authorized MGE to increase 2008 electric revenue by $16.2 million to cover costs for MGE's new wind energy projects, statewide energy efficiency and renewable energy programs, transmission improvements by ATC, and accelerated costs to discontinue coal use at the Blount Station.

On May 5, 2008, the PSCW approved a $0.00239 per kWh interim fuel surcharge on MGE's electric rates to cover increased fuel and purchased power expenses. This interim fuel surcharge will result in an estimated $8.0 million increase in electric revenues on an annual basis. During the nine months ended September 30, 2008, this surcharge resulted in $3.4 million increase to electric rates. On September 22, 2008, MGE and the intervenors in this proceeding filed a stipulation agreement for consideration by the PSCW. The stipulation was approved on October 24, 2008 and allows the interim surcharge to remain in effect until the end of the year, but requires MGE to review its 2008 monitored fuel costs at year-end and to refund to customers, with interest at 10.8%, any amount by which its actual fuel costs fall short of the monitored fuel costs collected in rates. See "Other revenues" below.

On April 24, 2007, when the PSCW completed their audit of 2006 electric fuel costs and issued a final order on the 2006 fuel credit, $2.4 million (related to 2006 fuel costs and including interest) was applied to customers' accounts.

Electric rates from April 26, 2007 to August 31, 2007, were subject to a $0.00339 per kWh interim fuel surcharge and subject to refund. On August 31, 2007, MGE received a final decision from the PSCW that reduced the fuel surcharge to $0.00242 per kWh effective the date of the order. This fuel surcharge resulted in a $4.9 million increase to electric rates charged to customers during the nine months ended September 30, 2007.

Volume. During the nine months ended September 30, 2008, total retail sales volumes were comparable to the same period in the prior year. Higher usage by other-retail/municipal customers was offset by a decline in residential, commercial and industrial usage.

Sales for resale. For the nine months ended September 30, 2008, sales for resale decreased $2.3 million when compared to the same period in the prior year, reflecting a decreased volume of sales. Sales for resale include transactions conducted on the PJM and MISO markets reflecting our involvement in the PJM and MISO markets since their establishment on May 1, 2004, and April 1, 2005, respectively.

Other revenues. Other electric revenues decreased $6.1 million for the nine months ended September 30, 2008, compared to the same period in the prior year.

During the nine months ended September 30, 2008 and 2007, MGE recovered in electric rates carrying costs and other fees related to WCCF and Elm Road. During the nine months ended September 30, 2008 and 2007, MGE recorded a $8.2 million and $6.1 million reduction, respectively, to other electric revenues to transfer the revenues from the electric segment to the nonregulated energy operations segment. See discussion of these revenues in the "nonregulated energy operating revenues" section.

As a result of the refund provisions in the interim fuel surcharge order, MGE has recognized an estimated refund to customers totaling $3.2 million during the nine months ended September 30, 2008 and has reflected this reduction in other electric revenues.

During the nine months ended September 30, 2007, other electric revenues included a $2.4 million upward adjustment to negate the impact on overall electric revenues for the 2006 fuel refund provided to customers in April 2007. Note that this refund was accrued in revenues during 2006, and was returned to customers via a reduction in rates in April 2007. See "Rate changes" above for more information on this refund. Furthermore, to account for the subject to refund provisions implemented by the PSCW on April 26, 2007, during the nine months ended September 30, 2007, MGE recognized an obligation to make refunds to its customers by recording a $1.2 million reduction to other electric revenues.

Other miscellaneous electric revenues for the nine months ended September 30, 2008, increased $0.4 million compared to the same period during the prior year.

Electric fuel and purchased power

The expense for fuel used for electric generation decreased $0.9 million or 1.9% during the nine months ended September 30, 2008, compared to the same period in the prior year. Additional internal generation resulted in a $0.1 million decrease of this expense and decreased fuel costs between the two periods resulted in a $0.8 million decrease of this expense.

Purchased power expense decreased by $4.3 million or 7.0% during the nine months ended September 30, 2008, compared to the same period in the prior year. This decrease in expense reflects a $1.7 million or 2.7% decrease in the per-unit cost of purchased power and a $2.6 million or 4.4% decrease in the volume of power purchased.

Electric operating expenses

Electric operating expenses increased $9.5 million during the nine months ended September 30, 2008, compared to the same period in 2007. The following changes contributed to the net change:

(In millions)
Nine months ended Sept. 30, 2008
Increased production costs	$1.4
Increased transmission costs	2.4
Increased distribution expenses	0.3
Increased customer service costs	3.1
Increased customer accounts costs	0.3
Increased other general and administrative expenses	2.0
Total	$9.5

As a result of the 2005 Wisconsin Act 141, each Wisconsin utility is required to pay 1.2% of its annual operating revenues to the statewide energy efficiency and renewable resource programs. MGE is allowed to recover these costs in rates through its conservation escrow. For the nine months ended September 30, 2008, costs associated with funding these programs increased customer service expense by $3.9 million. Transmission costs increased primarily due to network service fees pertaining to ATC.

Electric maintenance expense

For the nine months ended September 30, 2008, electric maintenance expense increased $1.4 million, when compared to the same period in the prior year. This increase is attributable to increases of $1.1 million in production maintenance, $0.1 million in distribution maintenance, and $0.2 million in administrative and general.

Electric depreciation expense

Depreciation expense at the electric segment increased by $4.7 million for the nine months ended September 30, 2008, when compared to the same period in the prior year. This increase is related to higher levels of electric assets, including the Top of Iowa III wind-powered electric generating facility which was placed in service in the first quarter of 2008. Also contributing to the increase is the accelerated depreciation of certain Blount assets. For additional information on the Blount accelerated depreciation, see Footnote 11.

Gas Utility Operations - MGE Energy and MGE

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class during each of the periods indicated:

	Revenues			Deliveries
(In thousands, except HDD and average rate per therm)	Nine Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	% Change	2008	2007	% Change
Residential	$90,104	$74,591	20.8%	66,742	61,947	7.7%
Commercial/industrial	74,457	56,395	32.0%	71,326	59,373	20.1%
Total retail	164,561	130,986	25.6%	138,068	121,320	13.8%
Gas transportation	2,089	1,889	10.6%	26,523	24,732	7.2%
Other revenues	2,597	1,853	40.2%	-	-	-
Total	$169,247	$134,728	25.6%	164,591	146,052	12.7%
Heating degree days (normal 4,550)				4,903	4,403	11.4%
Average rate per therm of retail customer				$1.192	$1.080	10.4%

Gas revenues increased $34.5 million or 25.6% for the nine months ended September 30, 2008. These changes are related to the following factors:

(In millions)
Nine months ended Sept. 30, 2008
Gas costs/rates	$13.6
Gas deliveries	20.0
Transportation and other effects	0.9
Total	$34.5

Gas costs/rates. The average retail rate per therm for the nine months ended September 30, 2008, increased 10.4% compared to the same period in 2007. The PSCW authorized a 2.8% increase in MGE's gas rates effective January 1, 2008, to cover increased system demands and funding statewide energy programs. Also contributing to this increase is higher natural gas costs.

Retail gas deliveries. The 13.8% increase in retail gas deliveries for the nine months ended September 30, 2008, was attributable to a 11.4% increase in the heating degree days between the periods and increased use by a large commercial/industrial customer.

Transportation and other revenues. Transportation and other revenues increased a total of $0.9 million primarily due to an increase in income realized under the GCIM.

Under MGE's GCIM, if actual gas commodity costs are above or below a benchmark set by the PSCW, then MGE's gas sales service customers and shareholders share equally in any increased costs or savings. The PSCW also allows MGE to resell gas pipeline capacity reserved to meet peak demands but not needed every day to serve customers. Revenues from capacity release that exceed or fall short of PSCW-targeted levels are shared equally. For the nine months ended September 30, 2008 and 2007, shareholders received the benefit of $2.1 million and $1.5 million, respectively, from capacity release revenues and commodity savings under the GCIM.

Natural gas purchased

For the nine months ended September 30, 2008, natural gas purchased increased by $25.8 million, compared to the same period in the prior year. The volume of gas purchased increased 12.7% which resulted in $11.9 million of additional expense. In addition, the cost per therm of natural gas increased 13.1% which resulted in $13.9 million of additional expense.

Gas operating expenses

Gas operating expenses increased $4.1 million for the nine months ended September 30, 2008, compared to the same period a year ago. The following changes contributed to the net change:

(In millions)
Nine months ended Sept. 30, 2008
Increased distribution costs	$0.3
Increased customer accounts costs	0.5
Increased customer service costs	2.2
Increased general and administrative costs	1.1
Total	$4.1

As a result of the 2005 Wisconsin Act 141, each Wisconsin utility is required to pay 1.2% of its annual operating revenues to the statewide energy efficiency and renewable resource programs. MGE is allowed to recover these costs in rates through its conservation escrow. For the nine months ended September 30, 2008, costs associated with funding these programs increased customer service expense by $2.7 million.

Gas maintenance expense

Gas maintenance expenses increased by $0.4 million for the nine months ended September 30, 2008, compared to the same period in the prior year. This increase relates to an increase in distribution and other general and administrative costs.

Gas depreciation expense

Gas depreciation expense increased $0.5 million for the nine months ended September 30, 2008, compared to the same period in the prior year.

Other Income (Deductions), Net

During the nine months ended September 30, 2008, the gas and electric segments incurred $0.3 million in other deductions. The other deductions included income pertaining to $0.8 million in AFUDC-equity, a $0.3 million gain on the sale of property, and a $0.5 million gain on investments. This income was offset by a $1.5 million expense for a heating degree day collar, a $0.3 million loss related to an equity investment and $0.1 million of miscellaneous expenses. See Footnote 12 for further discussion of the HDD collar.

For the nine months ended September 30, 2007, the gas and electric segments recognized a total of $1.1 million in AFUDC-equity, $0.1 million in equity earnings from miscellaneous investments, and a $0.4 million gain on the sale of investments. This income was offset by $0.3 million in premium expense for a heating degree day collar and $0.4 million in miscellaneous expenses.

Interest Expense, Net

For the nine months ended September 30, 2008, total interest expense for the electric and gas segments increased $0.9 million when compared to the same period in the prior year.

Nonregulated Energy Operations - MGE Energy and MGE

Nonregulated energy operating revenues

Operating revenues from nonregulated energy operations increased $1.8 million for the nine months ended September 30, 2008, when compared to the same period in the prior year. Operating revenues from nonregulated energy operations for the nine months ended September 30, 2008 and 2007 include $11.2 million and $11.1 million, respectively, in interdepartmental revenues related to a leasing arrangement between MGE and MGE Power West Campus which commenced on April 26, 2005. Upon consolidation, these interdepartmental revenues are eliminated.

MGE also received approval from the PSCW to collect carrying costs expected to be incurred by MGE Power Elm Road during construction of the Elm Road project. MGE estimates that the total carrying costs on the Elm Road project will be $61.0 million. A portion of this amount is being recognized over the period recovered in rates and a portion is being deferred and will be recognized over the period in which the facility is depreciated. For the nine months ended September 30, 2008 and 2007, MGE Power Elm Road recognized $4.8 million and $3.1 million, respectively, related to carrying costs on the Elm Road project.

Nonregulated energy interest expense, net

For both the nine months ended September 30, 2008 and 2007, interest expense, net at the nonregulated energy operations segment was $1.9 million. Interest expense at the nonregulated energy segment for both the nine months ended September 30, 2008 and 2007, includes $2.1 million in interest expense incurred on $50 million of long-term, fixed-rate borrowings at MGE Power West Campus.

Also included in the nonregulated interest expense is interdepartmental interest expense and capitalized interest at MGE Power Elm Road. During the nine months ended September 30, 2008 and 2007, MGE Power Elm Road was charged $3.5 million and $2.7 million, respectively, in interest expense by Corporate on funds borrowed for the Elm Road Project. This expense is eliminated upon consolidation for MGE Energy only. The interest expense at MGE Power Elm Road is offset by $3.5 million and $2.7 million, respectively, in capitalized interest. MGE Power Elm Road is capitalizing interest on the Elm Road project.

During both the nine months ended September 30, 2008 and 2007, MGE Power Elm Road recorded $0.2 million in interest income on cash advanced to Elm Road Services, LLC for construction of transmission equipment and work done by ATC related to the Elm Road project.

Transmission Investment Operations - MGE Energy and MGE

Transmission investment other income

For the nine months ended September 30, 2008 and 2007, other income at the transmission investment segment was $5.3 million and $4.5 million, respectively. The transmission investment segment holds our interest in ATC, and its income reflects our equity in the earnings of ATC.

All Other Nonregulated Operations - MGE Energy

All other - other income

The all other segment recorded $2.5 million in other income for the nine months ended September 30, 2008, primarily due to gains on investments.

All other interest income, net

All other interest income, net for the nine months ended September 30, 2008 and 2007, was $2.1 million and $1.6 million, respectively. Interest income for the nine months ended September 30, 2008, represents $3.5 million in interdepartmental interest income from MGE Power Elm Road, partially offset by $1.4 million in interest expense on short-term debt. Interest income for the nine months ended September 30, 2007, represents $2.7 million in interdepartmental interest income from MGE Power Elm Road and $0.1 million in miscellaneous interest income, partially offset by $1.2 million in interest expense on short-term debt. The interdepartmental interest income is eliminated upon consolidation.

Consolidated Other General Taxes

MGE Energy's and MGE's other general taxes increased $0.9 million or 7.6% for the nine months ended September 30, 2008, when compared to the same period in 2007, due to a combination of two factors affecting the MGE license fee tax, which is a tax levied on gross sales in lieu of property tax on utility property. First, higher sales increased the 2008 tax compared to the 2007 tax. Secondly, the license fee tax for 2007 was reduced by an audit settlement, achieved in March 2007, involving prior years' license fee tax.

Consolidated Income Taxes

MGE Energy's effective income tax rate for the nine months ended September 30, 2008, is 35.8% compared to 36.5% for the same period in 2007. This decrease is primarily attributable to an increased federal tax credit for production of electricity from wind energy, as a result of placing the Top of Iowa III wind project into production in February 2008. Electricity generated from wind energy produces a 2.1 cents per kilowatt hour federal tax credit. The Top of Iowa III wind project will substantially increase the wind energy tax credit for 2008.

MGE's effective income tax rate for the nine months ended September 30, 2008, is 35.5% compared to 36.4% for the same period in the prior year. The decrease is also primarily attributable to the increased wind energy tax credit.

Minority Interest, Net of Tax

For the nine months ended September 30, 2008, MGE Energy (through its wholly owned subsidiary MGE Power) earned $5.7 million and $3.0 million, net of tax, for its interest in MGE Power West Campus and MGE Power Elm Road, respectively. Additionally, MGE Energy earned $0.6 million, net of tax for its interest in MGE Transco. These amounts are recorded as minority interest expense, net of tax, on MGE's consolidated statement of income.

For the nine months ended September 30, 2007, MGE Energy (through its wholly owned subsidiary MGE Power) had earned $6.1 million and $1.9 million, net of tax, for its interest in MGE Power West Campus and MGE Power Elm Road, respectively. Additionally, MGE Energy had earned $0.4 million, net of tax, for its interest in MGE Transco. These amounts are recorded as minority interest expense, net of tax, on MGE's consolidated statement of income.

Contractual Obligations and Commercial Commitments - MGE Energy and MGE

Columbia Environmental Matters - MGE Energy and MGE

As of September 30, 2008, Columbia entered into various contractual commitments with vendors for a small portion of the environmental expenditures. MGE is indirectly a party to these agreements as a result of its joint ownership of Columbia and is also contractually obligated, under the applicable ownership and operating agreements, with respect to any commitments made. MGE's share of these commitments is estimated to be $0.5 million for the remainder of 2008. These costs are expected to be capitalized and included in the consolidated balance sheet of MGE. See "Environmental Matters - Columbia" below for additional information.

Elm Road Construction - MGE Energy and MGE

In July 2008, Bechtel, the Elm Road construction contractor, gave notice forecasting the in-service date of Unit 1 would be delayed three months beyond the guaranteed contract date of September 29, 2009. Bechtel also forecasted the in-service date of Unit 2 to be one month earlier than the guaranteed contract date of September 29, 2010.

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

On September 29, 2008, the operator notified Bechtel that it was invoking the contractual dispute resolution process in order to resolve the rights of the parties under the contract. The contract provides for an informal resolution process, followed by mediation, and then binding arbitration. The operator is currently unable to predict how long this process will take or what the outcome of this process will be. Management is unable to determine the financial impact, if any, of these matters at this time.

Other Legal Matters - MGE Energy and MGE

MGE is involved in various other legal matters that are being defended and handled in the normal course of business. MGE maintains accruals for such costs that are probable of being incurred and subject to reasonable estimation. At September 30, 2008, MGE has a total of $1.5 million accrued in the financial statements for such matters. The ultimate outcome of such matters is uncertain and may have an adverse effect on MGE's results of operations or cash flows.

Venture Debt Commitment - MGE Energy

MGE Energy has a three year agreement with a venture debt fund expiring in December 2010. MGE Energy has committed to invest up to a total of $1.0 million into this fund. As of September 30, 2008, MGE Energy has $0.7 million remaining in commitments. The timing of infusions is dependent on the needs of the fund and is therefore uncertain at this time.

ATC Capital Commitment - MGE Energy and MGE

On September 18, 2008, MGE Transco elected to participate in a voluntary capital call for ATC. As a result, MGE Transco contributed $1.1 million to ATC in October 2008. In addition, MGE Transco contributed $2.3 million to ATC in the nine months ended September 30, 2008. The amount and timing of future voluntary capital calls is uncertain and primarily dependent on the operations and expansion of ATC.

Coal Contracts - MGE Energy and MGE

MGE has coal supply contracts related to the Blount plant. As of September 30, 2008, total coal commitments related to the Blount plant are estimated to be $4.0 million for the remainder of 2008, $11.6 million for 2009, and $7.2 million for 2010. Fuel procurement for MGE's jointly owned Columbia and Elm Road plants are handled by Alliant and Wisconsin Energy Corporation who are, respectively, the operating companies. If any minimum purchase obligations must be paid under these contracts, management believes these obligations would be considered costs of service and recoverable in rates. As of September 30, 2008, MGE's share of the total commitments for Columbia and Elm Road plants are estimated to be $3.3 million for the remainder of 2008, $18.3 million in 2009, $31.1 million in 2010, $9.3 million in 2011, and $4.4 million in 2012.

Natural Gas Supply Contracts - MGE Energy and MGE

MGE has natural gas supply commitments which include market-based pricing. As of September 30, 2008, total natural gas supply commitments are estimated to be $26.5 million for the remainder of 2008, $31.2 million for 2009, and $2.1 million for 2010. Management expects to recover these costs in future customer rates.

WPDES Settlement Agreement Contracts - MGE Energy and MGE

On July 31, 2008, the joint owners of the Oak Creek expansion reached an agreement with Clean Wisconsin, Inc. and Sierra Club, the groups opposing the WPDES permit. As part of this settlement, MGE has committed to make approximate payments of $0.4 million in 2009, subject to certain conditions.

Unsecured Debt - MGE Energy and MGE

On September 11, 2008, MGE issued $40 million of its unsecured 5.59% senior notes due September 11, 2018. MGE used the net proceeds from the sale of the notes to repay $30 million of its 6.02% Medium-Term Notes that matured on September 15, 2008 and to repay $10 million of its short-term indebtedness consisting of commercial paper. The Notes carry an interest rate of 5.59% per annum, which is payable semiannually on March 11 and September 11 of each year, commencing on March 11, 2009. Holders of the notes have the right to require MGE to repurchase their notes at par in the event of an acquisition of beneficial ownership of 30% or more of the outstanding voting stock of MGE Energy, Inc. The Note Purchase Agreement requires MGE to maintain a ratio of its consolidated indebtedness to consolidated total capitalization not to exceed a maximum of 65%. The Note Purchase Agreement also restricts MGE from issuing "Priority Debt" in an amount exceeding 20% of its consolidated assets. Priority Debt is defined as any indebtedness of MGE secured by liens other than specified liens permitted by the Note Purchase Agreement and certain unsecured indebtedness of certain subsidiaries.

Credit Facilities - MGE Energy and MGE

On August 29, 2008, MGE entered into an agreement establishing a $20 million committed credit facility. The agreement expires on March 31, 2009. This facility carries an interest rate based on either prime or a LIBOR-type rate for each applicable interest period plus, in the case of the LIBOR-type rate, 0.40%. Interest is payable on the last day of each calendar quarter, if based upon prime, and on the last day of each interest period if less than three months or the three-month anniversary of the first day of the interest period, if based upon the LIBOR-type rate . The facility is expected to be used as a backup facility to MGE's commercial paper program. No borrowings are outstanding under this facility at this time. A change in control constitutes a default under the agreement. Change in control events are defined as (i) a failure by MGE Energy to hold 100% of the outstanding voting equity interest in MGE or (ii) the acquisition of beneficial ownership of 30% or more of the outstanding voting stock of MGE Energy by one person or two or more persons acting in concert. The agreement requires MGE to maintain a ratio of its consolidated indebtedness to consolidated total capitalization not to exceed a maximum of 65%.

On August 29, 2008, MGE Energy entered into a separate agreement establishing a $20 million revolving credit facility. The revolving credit facility expires on August 28, 2009. This facility carries an interest rate based on prime or a LIBOR-based rate plus, in the case of the LIBOR-based rate, an adder, not to exceed 1.0% per annum, based on the credit rating of MGE's senior unsecured debt. Interest is payable monthly, if based upon prime, and on the last day of each interest period if less than three months or the three-month anniversary of the first day of the interest period, if based upon the LIBOR-based rate. No borrowings are outstanding under this facility at this time. A change in control constitutes a default under the agreement. Change in control events are defined as (i) a failure by MGE Energy to hold 100% of the outstanding voting equity interest in MGE or (ii) the acquisition of beneficial ownership of 30% or more of the outstanding voting stock of MGE Energy by one person or two or more persons acting in concert. The agreement requires MGE Energy to maintain a ratio of its consolidated indebtedness to consolidated total capitalization not to exceed a maximum of 65%.

There were no other material changes, other than from the normal course of business, to MGE Energy's and MGE's contractual obligations (representing cash obligations that are considered to be firm commitments) and commercial commitments (representing commitments triggered by future events) during the nine months ended September 30, 2008. Further discussion of the contractual obligations and commercial commitments is included in Footnote 10 of this filing and Footnote 18 in MGE Energy's and MGE's annual reports on Form 10-K for the year ended December 31, 2007.

Liquidity and Capital Resources

Cash Flows

The following summarizes cash flows during the nine months ended September 30, 2008 and 2007, respectively:

	MGE Energy		MGE
(In thousands)	2008	2007	2008	2007
Cash provided by/(used for):
Operating activities	$58,516	$ 68,557	$57,875	$ 70,053
Investing activities	(84,042)	(101,137)	(85,557)	(100,857)
Financing activities	25,066	33,712	27,285	31,587

Cash Provided by Operating Activities

MGE Energy

MGE Energy's consolidated net cash provided by operating activities is derived mainly from the electric and gas operations of its principal subsidiary, MGE.

Cash provided by operating activities for the nine months ended September 30, 2008, was $58.5 million, a decrease of $10.0 million when compared to the same period in the prior year primarily as a result of changes in working capital.

MGE Energy's net income increased $3.9 million for the nine months ended September 30, 2008, when compared to the same period in the prior year.

Depreciation for the nine months ended September 30, 2008, was $29.3 million compared to $24.1 million in the same period in the prior year. This increase is primarily attributable to higher levels of assets, including the Top of Iowa III wind-powered electric generating facility which was placed in service in the first quarter of 2008 as well as accelerated depreciation of certain Blount assets. For additional information on the Blount accelerated depreciation, see Footnote 11. Depreciation expense associated with Top of Iowa III and the Blount accelerated depreciation is being recovered in rates.

Deferred taxes increased $7.2 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, primarily due to bonus tax depreciation as a result of the Economic Stimulus Act of 2008.

Working capital accounts resulted in $22.4 million in cash used by operating activities for the nine months ended September 30, 2008, compared to $4.9 million in cash provided by operating activities during the same period in the prior year. Contributing to this change is a higher restricted cash balance as a result of additional margin calls associated with MGE Energy's financial and hedging instruments and a higher balance of stored natural gas.

MGE Energy received $2.3 million in cash proceeds as a result of the Congestion Cost and Line Loss Allocation Services Agreement that they are a party to during the nine months ended September 30, 2007.

During the nine months ended September 30, 2008 and 2007, MGE Energy made $7.1 million and $5.1 million, respectively, in discretionary contributions to the pension and other postretirement plans. See Footnote 8 for further discussion of MGE Energy's Pension and Other Postretirement Benefits.

During the nine months ended September 30, 2008, MGE Energy's other noncurrent items, net contributed to $5.2 million of operating inflows compared to $0.6 million of operating outflows for the nine months ended September 30, 2007. Factors contributing to this change include regulatory assets for the conservation costs, debt related costs and ERGS related costs.

MGE

Cash provided by operating activities for the nine months ended September 30, 2008, was $57.9 million, a decrease of $12.2 million when compared to the same period in the prior year primarily as a result of changes in working capital.

MGE's net income increased $1.2 million for the nine months ended September 30, 2008, when compared to the same period in the prior year.

Depreciation for the nine months ended September 30, 2008, was $29.3 million compared to $24.1 million in the same period in the prior year. This increase is primarily attributable to higher levels of assets, including the Top of Iowa III wind-powered electric generating facility which was placed in service in the first quarter of 2008 as well as accelerated depreciation of certain Blount assets. For additional information on the Blount accelerated depreciation, see Footnote 11. Depreciation expense associated with Top of Iowa III and the Blount accelerated depreciation is being recovered in rates.

Deferred taxes increased $7.2 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, primarily due to bonus tax depreciation as a result of the Economic Stimulus Act of 2008.

Working capital accounts resulted in $24.2 million in cash used by operating activities for the nine months ended September 30, 2008, compared to $5.5 million in cash provided by operating activities during the same period in the prior year. Contributing to this change is a higher restricted cash balance as a result of additional margin calls associated with MGE's financial and hedging instruments and a higher balance of stored natural gas.

MGE received $2.3 million in cash proceeds as a result of the Congestion Cost and Line Loss Allocation Services Agreement that they are a party to during the nine months ended September 30, 2007.

During the nine months ended September 30, 2008 and 2007, MGE made $7.1 million and $5.1 million, respectively in discretionary contributions to the pension and other postretirement plans. See Footnote 8 for further discussion of MGE's Pension and Other Postretirement Benefits.

During the nine months ended September 30, 2008, MGE's other noncurrent items, net contributed to $5.1 million of operating inflows compared to $0.7 million of operating outflows for the nine months ended September 30, 2007. Factors contributing to this change include regulatory assets for the conservation costs, debt related costs and ERGS related costs.

Cash Used for Investing Activities

MGE Energy

MGE Energy's cash used for investing activities decreased $17.1 million for the nine months ended September 30, 2008, when compared to the same period in the prior year.

Capital expenditures for the nine months ended September 30, 2008, were $84.9 million. This amount represents a $17.6 million decrease from the expenditures made in the same period in the prior year. This decrease is related to decreased construction activity for the Top of Iowa III wind generation project of $21.8 and a decrease of $0.2 million for capital expenditures related to WCCF. These decreases were partially offset by increased construction activity for Elm Road of $2.2 million and $2.2 million in other utility capital expenditures.

During the nine months ended September 30, 2008, MGE Energy made a cash capital contribution of $2.3 million to ATC. During the nine months ended September 30, 2007, MGE Energy did not make any cash capital contributions to ATC. However, during the nine months ended September 30, 2007, MGE (through MGE Transco) transferred $1.4 million in certain transmission assets to ATC. In exchange for this transfer, MGE Transco received $0.7 million in cash proceeds and $0.7 million in an additional investment in ATC.

During the nine months ended September 30, 2008, proceeds from the sale of property were $0.3 million. These proceeds primarily relate to the sale of nonutility property.

During the nine months ended September 30, 2008, MGE Energy received $2.3 million in cash proceeds from the sale of equity investments compared to $0.5 million received during the nine months ended September 30, 2007.

MGE

MGE's cash used for investing activities decreased $15.3 million for the nine months ended September 30, 2008, when compared to the same period in the prior year.

Capital expenditures for the nine months ended September 30, 2008, were $84.9 million. This amount represents a $17.6 million decrease from the expenditures made in the same period in the prior year. This decrease is related to decreased construction activity for the Top of Iowa III wind generation project of $21.8 and a decrease of $0.2 million for capital expenditures related to WCCF. These decreases were partially offset by increased construction activity for Elm Road of $2.2 million and $2.2 million in other utility capital expenditures.

During the nine months ended September 30, 2008, MGE made a cash capital contribution of $2.3 million to ATC. During the nine months ended September 30, 2007, MGE did not make any cash capital contributions to ATC. However, during the nine months ended September 30, 2007, MGE (through MGE Transco) transferred $1.4 million in certain transmission assets to ATC. In exchange for this transfer, MGE Transco received $0.7 million in cash proceeds and $0.7 million in an additional investment in ATC.

During the nine months ended September 30, 2008, proceeds from the sale of property were $0.3 million. These proceeds primarily relate to the sale of nonutility property.

Cash Provided by Financing Activities

MGE Energy

Cash provided by MGE Energy's financing activities was $25.1 million for the nine months ended September 30, 2008, compared to $33.7 million for the nine months ended September 30, 2007.

MGE Energy received $12.1 million and $29.2 million in cash proceeds as the result of stock issued during the nine months ended September 30, 2008 and 2007, respectively.

For the nine months ended September 30, 2008, dividends paid were $23.7 million compared to $22.5 million for same period in the prior year.

MGE Energy repaid $30 million of long-term debt in the nine months ended September 30, 2008, compared to $15.0 million in the nine months ended September 30, 2007.

MGE Energy issued $40 million of long-term debt in the nine months ended September 30, 2008, compared to $25.0 million in the nine months ended September 30, 2007.

For the nine months ended September 30, 2008, net short-term debt borrowings were $27.0 million compared to $17.0 million for the same period in the prior year.

On March 31, 2008, MGE's $20.0 million unsecured line of credit expired. On August 29, 2008, MGE Energy entered into a $20.0 million revolving credit facility and additionally MGE entered into a $20.0 million committed credit facility. Aggregate commitments on bank lines of credit for MGE Energy and its subsidiaries as of September 30, 2008, were $175.0 million. As of September 30, 2008, outstanding borrowings on such lines of credit totaled $130.5 million, and $44.5 million was available for borrowing.

MGE

During the nine months ended September 30, 2008, cash provided by MGE's financing activities was $27.3 million compared to of $31.6 million in the same period in the prior year.

No cash dividends were paid from MGE to MGE Energy for the nine months ended September 30, 2008. For the nine months ended September 30, 2007, cash dividends made from MGE to MGE Energy were $13.1 million.

MGE repaid $30.0 million of long-term debt in the nine months ended September 30, 2008, compared to $15.0 million in the nine months ended September 30, 2007.

MGE issued $40.0 million of long-term debt in the nine months ended September 30, 2008, compared to $25.0 million in the nine months ended September 30, 2007.

For the nine months ended September 30, 2008, net short-term debt repayments were $6.5 million compared to net short-term issuance of $10.0 million for the same period in the prior year.

On March 31, 2008, MGE's $20 million unsecured line of credit expired. On August 29, 2008, MGE entered into a $20.0 million committed credit facility. Aggregate commitments on bank lines of credit for MGE as of September 30, 2008, were $75.0 million. As of September 30, 2008, outstanding borrowings on such lines of credit totaled $54.5 million, and $20.5 million was available for borrowing.

Capitalization Ratios

MGE Energy's capitalization ratios were as follows:

	MGE Energy
	Sept. 30, 2008	Dec. 31, 2007
Common shareholders' equity	53.1%	53.9%
Long-term debt*	31.7%	33.1%
Short-term debt	15.2%	13.0%

*Includes the current portion of long-term debt.

MGE Energy's and MGE's Capital Requirements

As of September 30, 2008, MGE Energy had a working capital deficit (current liabilities exceeded current assets). This deficit is in part due to MGE Energy funding the majority of its capital commitments for the Elm Road project with short-term debt. MGE Energy intends to fund future capital commitments for the Elm Road project with funds generated from normal operations, through the issuance of equity, the issuance of long-term debt, and short-term debt.

MGE Energy's and MGE's liquidity are primarily affected by their capital requirements. During the nine months ended September 30, 2008, capital expenditures for MGE Energy and MGE totaled $84.9 million, which included $42.4 million of capital expenditures for Elm Road, $0.2 million of capital expenditures for MGE Power West Campus, $8.5 million for the Top of Iowa III wind project, and $33.8 million of capital expenditures for other utility operations.

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

Recent Developments in the Capital and Credit Markets

The recent uncertainty in the capital and credit markets has adversely affected the United States and global economies. These events have the potential to create additional risks for businesses, including MGE Energy and MGE, in the upcoming months. MGE Energy and MGE have performed additional analyses to determine the potential impact, if any, of recent market conditions on its financial statements. These analyses and assessments include counterparty creditworthiness, value of our investments, access to liquidity in the capital and credit markets, and exposure to operational risk.

MGE Energy's and MGE's operations are affected by local, national and worldwide economic conditions. The consequences of a prolonged recession may include a lower level of economic activity, uncertainty regarding energy prices and the capital and commodity markets, and increased credit risk. A lower level of economic activity might result in a decline in energy consumption, which may adversely affect our revenues and future growth. Increased credit risk reflects the risk that our retail customers will not pay their bills in a timely manner or at all, which may lead to a reduction in liquidity and an eventual increase in bad debt expense.

Long-term instability in the financial markets, as a result of recession or otherwise, also may affect the cost of capital and our ability to raise capital. MGE Energy and MGE believe they have sufficient liquidity despite the disruption of capital and credit markets. MGE Energy and MGE recently completed their necessary long-term financings for 2008 and do not anticipate a need for further long-term financing until the third quarter of 2009. See Equity and Financing Arrangements Footnote for more detailed information.

Credit risk also includes the risk that trading counterparties that owe us money or product will breach their obligations. Risk management policy is to limit transactions to a diversified group of high quality counterparties. Should the counterparties to these arrangements fail to perform, we may be forced to enter into alternative arrangements. In that event, our financial results could be adversely affected and we could incur losses.

MGE sponsors defined benefit pension plans and postretirement benefits plans for our employees. The oversight on the investments held in the plans is substantial, and we believe the investment strategies are prudent. The market value of the investments within the employee benefit plans trusts declined by approximately 16% during the nine months ended September 30, 2008, and continued to decline during the month of October 2008. Changes in the value of trust assets may affect the level of required contributions to these trusts to meet benefits obligations. Changes in the value of plan assets are not expected to have an impact on the income statement for 2008; however, reduced benefit plan assets could result in increased benefit costs in future years and may increase the amount and accelerate the timing of required future funding contributions. Such increases could be material to periods subsequent to 2008.

MGE Energy has reviewed its exposure to insurance risk and has concluded that there are no material changes related to the cost or availability of liability, property and other forms of insurance. Management continues to monitor closely events and the ratings for insurance companies associated with insurance programs.

Environmental Matters

The following discussion is limited to updates or developments in environmental matters that occurred during the nine months ended September 30, 2008. Further discussion of environmental matters is included in MGE Energy's and MGE's annual reports on Form 10-K for the year ended December 31, 2007.

State mercury rules

On October 6, 2008, Wisconsin's mercury rule (NR 446) was effectively approved by the Joint Committee for Review of Administrative Rules (JCRAR) when JCRAR failed to uphold an objection made by the Assembly Natural Resources Committee within the required 30-day period. We anticipate that Wisconsin's NR446 will go into effect either December 1, 2008 or January 1, 2009, depending on when the rule is published in the Wisconsin Administrative Register. The state's rule is significantly different from the federal CAMR that was vacated in February 2008 by the U.S. Court of Appeals for the District of Columbia Circuit. See Item 1. Business in MGE Energy's and MGE's annual reports on Form 10-K for the year ended December 31, 2007, for additional discussion of the federal CAMR. NR 446 will require large coal-fired Electric Generating Units (EGUs larger than 150 MW) to reduce mercury emissions by 90% beginning in 2015, or choose a multi-pollutant reduction approach, which allows a stepped approach to mercury reduction while reducing NOx and SO2 emissions at prescribed rates. Smaller coal-fired EGUs, those between 25 – 150 MW in size, will need to apply Best Available Control Technology (BACT) to achieve mercury reductions. This rule will require additional pollution controls at Columbia, and may cost Blount and Elm Road additional capital and operating costs. Exact costs are unknown at this time.

Federal National Ambient Air Quality Standards

On March 12, 2008, the U.S. EPA announced a new national ambient air quality standard (NAAQS) for ozone which is more stringent than the current standard (standard lowered from 0.08 to 0.0750 parts per million). States (including Wisconsin) must monitor and collect data on ozone levels in order to determine attainment or nonattainment status on a county and/or area basis. Currently available monitoring data for Dane and Columbia counties demonstrates attainment with this new standard. However, final attainment designations will not be made until 2010 using the monitoring data collected during the period 2007 through 2009. There is a possibility that future monitoring data for one or both of these counties will demonstrate nonattainment for this new ozone standard, which could result in additional operating and capital expenditures at Columbia (located in Columbia county) and Blount (located in Dane county).

In addition, the EPA has made the preliminary determination that the counties of Dane (where Blount is located) and Columbia (where Columbia is located) are in nonattainment with the 2006 NAAQS for PM2.5, a particulate matter air pollutant that is 2.5 microns or smaller in size. The State of Wisconsin has filed comments opposing these designations. The EPA will make a final determination for these counties this winter. The State of Wisconsin will need to develop a State Implementation Plan (SIP) by early 2012 for those counties that are designated as nonattainment. It is not clear whether or to what extent the nonattainment designations and associated SIP will affect Blount and Columbia.

Federal Clean Air Interstate Rule (CAIR)

On July 11, 2008, the DC Circuit Court of Appeals remanded the EPA's Clean Air Interstate Rule (CAIR). See Part I. Item 1. Business, Environmental, Air Quality in the December 31, 2007 10-K for additional information on CAIR. On September 24, 2008, EPA filed a petition with the Court requesting a rehearing on the matter. The State of Wisconsin's NR 432 deals with NOX allocations under CAIR, and portions of Wisconsin's Best Available Retrofit Technology (BART) rule defer to CAIR when dealing with emissions from EGUs subject to CAIR. The WDNR has indicated that in the absence of CAIR, utilities will be subject to the full extent of BART under NR 433 and have begun meeting with utilities to discuss their expectations with regard to conducting a BART analysis. Columbia, which is subject to BART, will need to conduct a BART analysis in the absence of CAIR. Based on what is on the books today, the pollution controls determined by a BART analysis will need to be installed by the end of 2013. It is unclear at this time if this will increase expenditures at Columbia beyond what was estimated for CAIR and other regulations. To date, we have been advised that the Blount units will not be required to conduct a full BART analysis (i.e., not subject to BART).

Global Climate Change

On March 27, 2008, the U.S. EPA sent letters to various environmental committees in the U.S. Senate and House of Representatives announcing their plans to address their obligations under the Supreme Court's ruling in Massachusetts v. EPA. The letters to Congress indicated that the EPA sees any Green House Gas regulations that they develop to be far-reaching and likely to include both mobile and stationary sources. In July 2008, the EPA issued an Advance Notice of Proposed Rulemaking seeking comment on a large array of possible regulatory actions it is contemplating under the federal Clean Air Act to reduce greenhouse gas emissions. The proposed rules impact virtually all aspects of the economy including electric and natural gas utilities. The EPA document follows last year's U.S. Supreme Court decision requiring the EPA to regulate greenhouse gas emissions under the Clean Air Act if it finds that they endanger public health or welfare. The document seeks comment by November 28, 2008, on whether the EPA should make that finding and, if so, the types of regulations it should adopt. It is unknown at this time what impact, if any, such a finding would have on us.

A final report from Governor Doyle's Global Warming Task Force was approved on July 24, 2008, concluding over a year's work by the task force. While several Public Service Commission of Wisconsin (PSCW) dockets have been created as a result of Task Force recommendations, it is unknown at this time the extent to which the Task Force recommendations will be implemented in Wisconsin or the effect that these recommendations might have on MGE operations.

Boiler Maximum Achievable Control Technology (Boiler MACT)

Boilers at Blount and Columbia may need to meet emission standards for hazardous air pollutants reflecting the use of maximum achievable control technology ("MACT Standards"). Although EPA had developed these MACT Standards, they were vacated by the United States Court of Appeals for the D.C. Circuit. In the absence of the EPA approved MACT Standards, it may be necessary for MGE to submit a permit application to the WDNR requesting that case specific MACT Standards be developed for certain boilers at BGS. MGE is exploring whether or not boilers in our operations are subject to these requirements. If any of our boilers are subject to Boiler MACT it may require that we limit emissions and/or install additional pollution controls. Whether or not additional compliance steps are needed and the cost of such compliance is unclear at this time.

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

On May 8, 2008, WDNR issued its public notice that it intended to reissue the WPDES permit to allow for the once-through cooling system that was under construction by Wisconsin Energy Corporation. On June 6, 2008, EPA issued its concurrence letter on the draft permit indicating it would not object to the modification of the WPDES permit as drafted. A public information hearing on the intended reissued WPDES permit was held on June 9, 2008 and the public comment period closed on June 16, 2008. On July 31, 2008, the WDNR issued the final modified permit, with no substantive changes from the previously issued draft permit. The deadline for a legal challenge to the permit has expired without appeal.

On July 31, 2008, the joint owners of the Oak Creek expansion reached an agreement with Clean Wisconsin, Inc. and Sierra Club, the groups opposing the WPDES permit. Under the settlement agreement, these groups agreed to withdraw their opposition to the modified WPDES permit for the expansion units at Oak Creek. The joint owners committed to various environmental projects, including projects designed to address greenhouse gas emissions and water quality. MGE's share of those commitments would involve a payment of approximately $0.4 million in 2009 for greenhouse gas reduction efforts, and, subject to regulatory approval, further payments of approximately $0.3 million annually over 25 years (2010-2034) to address water quality issues in Lake Michigan.

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

Fuel surcharge

On May 5, 2008, the PSCW approved a $0.00239 per kWh interim fuel surcharge on MGE's electric rates. This interim fuel surcharge will result in an estimated $8.0 million increase in electric revenues on an annual basis. On September 22, 2008, MGE and the intervenors in this proceeding filed a stipulation agreement for consideration by the PSCW. The stipulation was approved on October 24, 2008 and allows the interim surcharge to remain in effect until the end of the year, but requires MGE to review its 2008 monitored fuel costs at year-end and to refund to customers, with interest at 10.8%, any amount by which its actual fuel costs fall short of the monitored fuel costs collected in rates.

New Accounting Principles

FSP FIN 39-1

In April 2007, the FASB issued FSP 39-1, Amendment of FASB Interpretation No. 39 (FSP FIN 39-1). This pronouncement amends FIN 39, Offsetting of Amounts Related to Certain Contracts, and allows companies to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting agreement. MGE and MGE Energy elected the net presentation as prescribed by this pronouncement. FSP FIN 39-1 became effective for MGE and MGE Energy as of January 1, 2008. The effects of applying this pronouncement shall be recognized as a change in accounting principle through retroactive application for all financial statements presented. The adoption of this pronouncement did not have any impact on MGE or MGE Energy's net income. At September 30, 2008, MGE Energy and MGE had $7.5 million in cash collateral that was netted against the net derivative positions with counterparties.

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

FSP FAS No. 157-3

On October 10, 2008, the FASB issued FSP FAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, which clarifies the application of SFAS No. 157 and was effective upon issuance. This standard provides guidance on determination of the fair value of a financial asset in a market where that financial asset is inactive. The adoption of this standard as of September 30, 2008, does not have any material impact on MGE Energy and MGE.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

MGE Energy and MGE are potentially exposed to market risk associated with interest rates, commodity prices, weather, and equity returns. MGE currently has no exposure to foreign currency risk. MGE manages some risk exposure through risk management policies and uses derivative instruments. MGE does not enter into speculative trading transactions. The recent uncertainty in the capital and credit markets has adversely affected the United States and global economies. Additional detail can be found in the Management Discussion and Analysis section under Recent Developments in the Capital and Credit Markets.

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

A summary of actual weather information in the utility segment's service territory during the three and nine months ended September 30, 2008, as measured by degree days, may be found in results of operations.

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

At September 30, 2008, MGE has financial gas and electric commodity contracts to hedge commodity price risk in the gas and electric segments. These contracts are primarily comprised of exchange-traded option and future contracts to manage the cost of gas. MGE also holds FTRs which are used to hedge the risk of increased electric transmission congestion charges. At September 30, 2008, the cost of all these aforementioned instruments exceeded their net market value by $7.3 million. The amounts recorded for the net mark-to-market value of the commodity based contracts is offset with a corresponding regulatory asset because these transactions are part of the PGA or fuel rules clause authorized by the PSCW.

MGE has also entered into a ten-year purchased power agreement which provides MGE with firm capacity and energy beginning June 1, 2012, and ending on May 31, 2022 (the "base term"). The agreement also allows MGE the option to purchase power during a period of time preceding the base term as well as an option to extend the contract after the base term. The agreement is a derivative contract and is recognized at its fair value on the balance sheet. The fair value of the contract at September 30, 2008, reflects a loss position of $1.2 million.

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

Item 4. Controls and Procedures.

During the third quarter of 2008, MGE Energy's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to MGE Energy, including its subsidiaries, is accumulated and made known to MGE Energy's management, including these officers, by other employees of MGE Energy and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, MGE Energy does not control or manage certain of its unconsolidated entities and thus, its access and ability to apply its procedures to those entities is more limited than is the case for its consolidated subsidiaries.

As of September 30, 2008, the principal executive officer and the principal financial officer concluded that MGE Energy's disclosure controls and procedures were effective to accomplish their objectives. MGE Energy intends to continually strive to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

During the quarter ended September 30, 2008, there were no changes in MGE Energy's internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, MGE Energy's internal control over financial reporting.

Item 4T. Controls and Procedures.

During the third quarter of 2008, MGE's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to MGE, including its subsidiaries, is accumulated and made known to MGE's management, including these officers, by other employees of MGE and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, MGE does not control or manage certain of its unconsolidated entities and thus, its access and ability to apply its procedures to those entities is more limited than is the case for its consolidated subsidiaries.

As of September 30, 2008, the principal executive officer and the principal financial officer concluded that MGE's disclosure controls and procedures were effective to accomplish their objectives. MGE intends to continually strive to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

During the quarter ended September 30, 2008, there were no changes in MGE's internal control over financial reporting that materially affected, or are reasonable likely to materially affect, MGE's internal control over financial reporting.

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

Item 1A. Risk Factors.

MGE Energy and MGE

At September 30, 2008, MGE Energy and MGE have updated the risk factors contained in the 2007 Annual Report on Form 10-K as described below.

The recent uncertainty in the capital and credit markets has adversely affected the United States and global economies. These events have the potential to create additional risks for businesses, including MGE Energy and MGE, in the upcoming months. Additional detail can be found in the Management Discussion and Analysis section under Recent Developments in the Capital and Credit Markets.

Item 6. Exhibits.

12

Statement regarding computation of ratio of earnings to fixed charges for Madison Gas and Electric Company.

Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed by the following officers for the following companies:

31.1

Filed by Gary J. Wolter for MGE Energy, Inc.

31.2

Filed by Terry A. Hanson for MGE Energy, Inc.

31.3

Filed by Gary J. Wolter for Madison Gas and Electric Company

31.4

Filed by Terry A. Hanson for Madison Gas and Electric Company

Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) as to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed by the following officers for the following companies:

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

MGE ENERGY, INC.

Date: November 5, 2008	/s/ Gary J. Wolter
Gary J. Wolter Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: November 5, 2008	/s/ Terry A. Hanson
Terry A. Hanson Vice President, Chief Financial Officer and Secretary (Chief Financial and Accounting Officer)

Signatures - Madison Gas and Electric Company

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MADISON GAS AND ELECTRIC COMPANY

Date: November 5, 2008	/s/ Gary J. Wolter
Gary J. Wolter Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: November 5, 2008	/s/ Terry A. Hanson
Terry A. Hanson Vice President, Chief Financial Officer and Secretary (Chief Financial and Accounting Officer)

Page 60