Form 10-K
period 2008-12-31
MGE ENERGY INC
filed 2009-02-26
CIK 1161728

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended:

December 31, 2008

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File No.	Name of Registrant, State of Incorporation, Address of Principal Executive Offices, and Telephone No.	IRS Employer Identification No.
000-49965	MGE Energy, Inc. (a Wisconsin Corporation) 133 South Blair Street Madison, Wisconsin 53703 (608) 252-7000 www.mgeenergy.com	39-2040501
000-1125	Madison Gas and Electric Company (a Wisconsin Corporation) 133 South Blair Street Madison, Wisconsin 53703 (608) 252-7000 www.mge.com	39-0444025

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

	Title of Class	Name of Each Exchange on which Registered
MGE Energy, Inc.	Common Stock, $1 Par Value Per Share	The Nasdaq Stock Market

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Title of Class
Madison Gas and Electric Company	Cumulative Preferred Stock, $25 Par Value Per Share

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

MGE Energy, Inc.	Yes [X] No [ ]
Madison Gas and Electric Company	Yes [ ] No [X]

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

MGE Energy, Inc.	Yes [ ] No [X]
Madison Gas and Electric Company	Yes [ ] No [X]

Indicate by checkmark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by checkmark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

	MGE Energy, Inc.	Madison Gas and Electric Company
Large accelerated filer	X	-
Accelerated filer	-	-
Non-accelerated filer	-	X
Smaller Reporting Company	-	-

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

MGE Energy, Inc.	Yes [ ] No [X]
Madison Gas and Electric Company	Yes [ ] No [X]

The aggregate market value of the voting and nonvoting common equity held by nonaffiliates of each registrant as of June 30, 2008, was as follows:

MGE Energy, Inc.	$720,745,946
Madison Gas and Electric Company	$0

The number of shares outstanding of each registrant's common stock as of February 1, 2009, were as follows:

MGE Energy, Inc.	22,929,677
Madison Gas and Electric Company	17,347,889

DOCUMENTS INCORPORATED BY REFERENCE

Portions of MGE Energy, Inc.'s definitive proxy statement to be filed on or before April 9, 2009, relating to its annual meeting of shareholders, are incorporated by reference into Part III of this annual report on Form 10-K.

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

Our Internet site addresses are http://www.mgeenergy.com and http://www.mge.com. On our sites, we have made available, free of charge, our most recent annual report on Form 10-K and proxy statement. We also provide, free of charge, our other filings with the SEC as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information contained on MGE Energy's and MGE's Web sites shall not be deemed incorporated into, or to be a part of, this report.

Definitions, Abbreviations, and Acronyms Used in the Text and Notes of this Report

Abbreviations, acronyms, and definitions used in the text and notes of this report are defined below.

AFUDC	Allowance for Funds Used During Construction
ALJ	Administrative Law Judge
Alliant	Alliant Energy Corporation
ANPR	Advance Notice of Proposed Rulemaking
ANR	ANR Pipeline Company
APBO	Accumulated Postretirement Benefit Obligation
ARB	Accounting Research Bulletin
ARO	Asset Retirement Obligation
ASM	Ancillary Services Market
ATC	American Transmission Company LLC
BACT	Best Available Control Technology
BART	Best Available Retrofit Technology
Bechtel	Bechtel Power Corporation
Blount	Blount Station
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
CAVR	Clean Air Visibility Rule
CO2	Carbon Dioxide
Columbia	Columbia Energy Center
cooling degree days	Measure of the extent to which the average daily temperature is above 65 degrees Fahrenheit, which is considered an indicator of possible increased demand for energy to provide cooling
CWDC	Central Wisconsin Development Corporation
Distribution Agreement	Distribution Agreement between MGE Energy and JP Morgan
Dth	Dekatherms
EGU	Electric Generating Unit
EITF	Emerging Issues Task Force
Elm Road	Elm Road Generating Station
EPA	United States Environmental Protection Agency
EPC	Engineering, Procurement, and Construction
ERISA	Employee Retirement Income Security Act
ERS	Elm Road Services, LLC
FAS	Financial Accounting Standard
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN	FASB Interpretation No.
FSP	FASB Staff Position No.
FTR	Financial Transmission Rights
GAAP	Generally Accepted Accounting Principles
GCIM	Gas Cost Incentive Mechanism
GHG	Greenhouse Gas
heating degree days (HDD)	Measure of the extent to which the average daily temperature is below 65 degrees Fahrenheit, which is considered an indicator of possible increased demand for energy to provide heating
IBEW	International Brotherhood of Electric Workers
interconnection agreement	Generation-Transmission Interconnection Agreement
JP Morgan	J.P. Morgan Securities Inc.
kV	Kilovolt
kVA	Kilovolt Ampere
kWh	Kilowatt-hour
LIBOR	London Inter Bank Offer Rate
LIFO	Last-in-first-out pricing
MACT	Maximum achievable control technology
MAGAEL	MAGAEL, LLC
MGE	Madison Gas and Electric Company
MGE Construct	MGE Construct LLC
MGE Energy	MGE Energy, Inc.
MGE Power	MGE Power LLC

MGE Power Elm Road	MGE Power Elm Road, LLC
MGE Power West Campus	MGE Power West Campus, LLC
MGE Transco	MGE Transco Investment LLC
MISO	Midwest Independent System Operator (a regional transmission organization)
Moody's	Moody's Investors Service, Inc.
MRO	Midwest Reliability Organization
MW	Megawatt
NAAQS	National Ambient Air Quality Standards
Nasdaq	The Nasdaq Stock Market
NERC	National Electric Reliability Council
NNG	Northern Natural Gas Company
NOx	Nitrogen Oxide
NR	Natural Resources
NSPS	New Source Performance Standards
NYMEX	New York Mercantile Exchange
OPEIU	Office and Professional Employees International Union
PGA	Purchased Gas Adjustment clause
PJM	PJM Interconnection, LLC (a regional transmission organization)
PM	Particulate Matter
PSCW	Public Service Commission of Wisconsin
RE	Regional Entities
RFC	Reliability First Corporation
RTO	Regional Transmission Organization
SEC	Securities and Exchange Commission
SECA	Seams Elimination Cost Adjustments
SFAS	Statement of Financial Accounting Standards (issued by the FASB)
SIP	State Implementation Plan
SO2	Sulfur Dioxide
the State	State of Wisconsin
Stock Plan	Direct Stock Purchase and Dividend Reinvestment Plan of MGE Energy
USW	United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial, and Service Workers International Union
UW	University of Wisconsin at Madison
VIE	Variable Interest Entity
WCCF	West Campus Cogeneration Facility
WDNR	Wisconsin Department of Natural Resources
WEPCO	Wisconsin Electric Power Company
Working capital	Current assets less current liabilities
WPDES	Wisconsin Pollutant Discharge Elimination System
WPL	Wisconsin Power and Light Company
WPSC	Wisconsin Public Service Corporation
WRERA	Worker, Retiree and Employer Recovery Act of 2008
WUMS	Wisconsin and Upper Peninsula of Michigan System

PART I.

Item 1. Business.

MGE Energy operates in the following business segments:

•

Electric utility operations – generating, purchasing, and distributing electricity through MGE.

•

Gas utility operations – purchasing and distributing natural gas through MGE.

•

Nonregulated energy operations – constructing, owning, and leasing new electric generating capacity that will assist MGE through MGE Energy's wholly owned subsidiaries MGE Power, MGE Power Elm Road and MGE Power West Campus.

•

Transmission Investments – investing in companies engaged in the business of providing electric transmission services, such as ATC.

•

All Other – investing in companies and property which relate to the regulated operations, financing the regulated operations, or providing construction services to the other subsidiaries through its wholly owned subsidiaries MGE Construct, MAGAEL and CWDC, and Corporate functions.

MGE's utility operations represent a majority of the assets, liabilities, revenues, expenses, and operations of MGE Energy. MGE Energy's nonregulated energy operations currently include an undivided interest in the assets of the West Campus Cogeneration Facility. MGE Power West Campus owns 55% of the facility, which represents its interest in the electric generating assets, and the UW owns 45% of the facility, which represents their interest in the steam and chilled water assets. The UW's share of the plant and portion of the earnings from the WCCF are not reflected in the consolidated financial statements of MGE and MGE Energy. Nonregulated energy operations also include an undivided 8.33% ownership interest in each of two 615 MW generating units being constructed in Oak Creek, Wisconsin.

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

MGE Energy was organized as a Wisconsin corporation in 2001. MGE was organized as a Wisconsin corporation in 1896. Their principal offices are located at 133 South Blair Street, Madison, Wisconsin 53703, and their telephone number is (608) 252-7000.

Electric Utility Operations

MGE generates and distributes electricity in a service area covering a 316 square-mile area of Dane County, Wisconsin. The service area includes the city of Madison, Wisconsin.

At December 31, 2008, MGE supplied electric service to approximately 137,000 customers, with approximately 89% located in the cities of Fitchburg, Madison, Middleton, and Monona and 11% in adjacent areas. Of the total number of customers, approximately 86% were residential and 14% were commercial or industrial. Electric revenues for 2008, 2007, and 2006 were comprised of the following:

	Twelve Months Ended December 31,
	2008	2007	2006
Residential	33.9%	33.8%	34.2%
Commercial	54.0%	51.9%	51.8%
Industrial	5.6%	5.4%	5.5%
Public authorities (including the UW)	9.2%	8.0%	8.4%
Other utilities and other*	(2.7)%	0.9%	0.1%
Total	100.0%	100.0%	100.0%

*See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations, Electric Utility Operations, Electric sales and revenues, Other revenues section for additional information.

Electric operations accounted for approximately 58.8%, 62.8%, and 63.3% of MGE's total 2008, 2007, and 2006 regulated revenues, respectively.

See Item 2. Properties, for a description of MGE's electric utility plant.

MGE is registered with two Regional Entities (RE), The Midwest Reliability Organization (MRO) and Reliability First Corporation (RFC). The essential purposes of the RE are: (1) the development and implementation of regional and NERC reliability standards, and (2) determining compliance with those standards, including enforcement mechanisms.

Transmission

Reliability 2000 legislation enacted in Wisconsin mandated, among other things, the creation of a statewide transmission company to own the investor-owned utilities' transmission assets. Pursuant to these provisions, effective January 1, 2001, MGE transferred all of its electric utility transmission assets to ATC in exchange for an ownership interest in ATC. At December 31, 2008, MGE Transco held a 3.6% ownership interest in ATC as a result of the aforementioned assets transferred and subsequent additional capital contributions made.

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

Regional Transmission Organizations

MGE is a nontransmission owning member of the MISO. On February 1, 2002, MGE started taking network transmission service from the MISO. MISO is a nonprofit RTO approved by FERC. The MISO is responsible for monitoring the electric transmission system that delivers power from generating plants to wholesale power transmitters. MISO's role is to ensure equal access to the transmission system and to maintain or improve electric system reliability in the Midwest.

As a FERC approved RTO, MISO is required to provide a real-time market-based mechanism for congestion management. On April 1, 2005, MISO implemented its bid-based energy market. At that time, MGE began offering substantially all of its generation on the MISO market and purchasing much of its load requirement from the MISO market in accordance with the MISO Tariff. In January 2009, MISO implemented and MGE began participating in the ancillary services market (ASM). The ASM is an extension of the existing energy market in which MISO assumes the responsibility of maintaining sufficient generation reserves. Previously, MGE was responsible for providing its own reserves, however in the ASM, MISO will provide the reserves for MGE's load, and MGE may offer to sell reserves from its generating units. In addition to this market change, MISO took on various Balance Authority functions.

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

Fuel supply and generation

MGE satisfies its customers' electric demand with internal generation and purchased power. During the years ended December 31, 2008, 2007, and 2006, MGE's electric energy delivery requirements were satisfied by the following sources:

	Twelve Months Ended December 31,
	2008	2007	2006
Coal	51.9%	51.3%	48.7%
Natural gas	6.1%	8.2%	6.8%
Fuel oil	0.1%	0.1%	0.1%
Renewable sources	2.7%	0.8%	0.7%
Purchased power	39.2%	39.6%	43.7%
Total	100.0%	100.0%	100.0%

Sources used depend on market prices, generating unit availability, weather, and customer demand.

Coal

MGE and two other utilities jointly own Columbia, a coal-fired generating facility, which accounts for 29% (225 MW) of MGE's net summer rated capacity. Power from this facility is shared in proportion to each owner's ownership interest. MGE has a 22% ownership interest in Columbia. The other owners are WPL (a subsidiary of Alliant), which operates Columbia, and WPSC. The Columbia units burn low-sulfur coal obtained (pursuant to long-term contracts) from the Powder River Basin coal fields located in Wyoming and Montana.

MGE's share of the coal inventory supply for the units decreased from approximately 33 days on December 31, 2007, to approximately 13 days on December 31, 2008, primarily due to rail transportation issues caused by weather conditions. The co-owners' current goal is to maintain approximately a 35 day inventory and the inventory is expected to return to that level over the next several months, primarily as a result of increases in the coal inventory during scheduled annual maintenance outages.

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

Natural gas and oil

MGE owns gas fired combustion turbines. These turbines are primarily located in Madison and Marinette, Wisconsin and have a total of 174 MW of net summer rated capacity.

See discussion above regarding gas-fired generation at Blount Generating Facility and see below discussion under Nonregulated Operations for MGE's interest in a natural gas-fired cogeneration facility on the UW campus.

Renewable generation sources

MGE owns 30 MW or 18 turbines in a wind-powered electric generating facility in Worth County, Iowa. The turbines were placed into service in February 2008. MGE began recovering the cost of this project in rates in 2008.

Purchased power

As mentioned under the discussion on "Regional Transmission Organizations" above, at the time MISO implemented its bid-based energy market, MGE began offering substantially all of its generation on the MISO market and purchasing much of its load requirement from the MISO market in accordance with the MISO Tariff. Accordingly, the MISO market is the source of the vast majority of MGE's purchased power needs.

MGE also has purchase power contracts with two companies located in the PJM market. These agreements allow MGE to request certain transmission rights in the PJM market. Under these agreements MGE has the contractual right to 65 MW of power.

On October 8, 2008, MGE entered into a ten-year purchase power agreement to help meet future electric supply requirements. Under this agreement, MGE has agreed to purchase 50 MW of wind power from Osceola Windpower II, LLC which is located in Iowa. This facility became operational in October 2008. MGE does not have any capacity payment commitments under this agreement. However, MGE is obligated to purchase its ratable share of the energy produced by the project.

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

On April 23, 2007, MGE entered into a 20-year purchase power agreement for wind generation. Under this agreement, MGE has agreed to purchase 30 MW of wind power from the Top of Iowa II project which is located in Iowa. This facility became operational in January 2008. MGE does not have any capacity payment commitments under this agreement. However, MGE is obligated to purchase its ratable share of the energy produced by the project.

On February 21, 2007, MGE and Invenergy signed an amendment to an existing purchase power agreement. Under this amended agreement, MGE has agreed to purchase for a 20-year term approximately 15 MW of wind power at a facility located near Brownsville, Wisconsin. This facility became operational in March 2008. MGE does not have any capacity payment commitments under this agreement. However, MGE is obligated to purchase its ratable share of the energy produced by the unit.

Gas Utility Operations

MGE transports and distributes natural gas in a service area covering 1,631 square miles in seven south-central Wisconsin counties. The service area includes the city of Madison, Wisconsin.

On December 31, 2008, MGE supplied natural gas service to approximately 141,000 customers in the cities of Elroy, Fitchburg, Lodi, Madison, Middleton, Monona, Prairie du Chien, Verona, and Viroqua; 24 villages; and all or parts of 45 townships. Of the total number of customers, approximately 89% were residential and 11% were commercial or industrial. Gas revenues for 2008, 2007, and 2006 were comprised of the following:

	Twelve Months Ended December 31,
	2008	2007	2006
Residential	53.6%	55.6%	55.0%
Commercial	36.4%	38.3%	38.3%
Industrial	7.5%	4.0%	3.6%
Transportation service and other	2.5%	2.1%	3.1%
Total	100.0%	100.0%	100.0%

Gas operations accounted for approximately 41.2%, 37.2%, and 36.7% of MGE's total 2008, 2007, and 2006 regulated revenues, respectively.

MGE can curtail gas deliveries to its interruptible customers. Approximately 12% of retail gas deliveries in 2008 and 7% in 2007 were to interruptible customers.

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

By contract, a total of 5,414,600 Dth can be injected into ANR's storage fields in Michigan from April 1 through October 31. These gas supplies are then available for withdrawal during the subsequent heating season, November 1 through March 31. Using storage allows MGE to buy gas supplies during the summer season, when prices are normally lower, and withdraw these supplies during the winter season, when prices are typically higher. Storage also gives MGE more flexibility in meeting daily load fluctuations.

MGE's contracts for firm transportation service include winter maximum daily quantities of:

•

161,150 Dth (including 96,078 Dth of storage withdrawals) on ANR.

•

59,608 Dth on NNG.

Nonregulated Energy Operations

MGE Energy, through its subsidiaries, seeks to develop generation sources that will assist MGE in meeting the electricity needs of its customers. Decisions on the type of energy source and its size, timing, ownership, and financing depend upon a number of factors including the growth of customer demand in MGE's service area and surrounding areas, the effectiveness of customer demand management efforts, the costs and availability of alternative power sources, mandates regarding renewable energy resources, the availability of transmission capacity, issues associated with siting power generation sources, available financing and ownership structures, regulatory treatment and recovery, construction lead times and risks, and other factors. The decisions tend to involve long-time horizons due to the lead time involved in siting and constructing new generation sources and the associated transmission infrastructure.

WCCF

MGE Power West Campus and the UW jointly own undivided interests in a natural gas-fired cogeneration facility on the UW campus. The facility has the capacity to produce 20,000 tons of chilled water, 500,000 pounds per hour of steam, and approximately 150 MW of electricity. The UW owns 45% of the facility, which represents its interest in the chilled-water and steam assets. These assets are used to meet the UW's growing need for air-conditioning and steam-heat capacity. MGE Power West Campus owns 55% of the facility, which represents its interest in the electric generating assets. These assets are used to provide electricity to MGE's customers. The UW's share of the plant and portion of the earnings from the WCCF are not reflected in the consolidated financial statements of MGE or MGE Energy. MGE Power West Campus' share of the cost of this project is reflected in property, plant, and equipment on MGE's and MGE Energy's consolidated balance sheets.

MGE leases the electric generating assets owned by MGE Power West Campus and is responsible for operating the entire facility. The financial terms of the facility lease include a capital structure of 53% equity and 47% long-term debt, return on equity of 12.1%, and a lease term of 30 years. At the end of the lease term in 2035, MGE may, at its option, renew the facility lease for an additional term, purchase the generating facility at fair market value or allow the lease contract to end. Under the Joint Ownership Agreement for WCCF, the State has an option to acquire at the higher of book or market cost, a 45 MW interest in WCCF or enter into a purchase power agreement for 45 MW of capacity.

Elm Road

MGE Power Elm Road owns an undivided 8.33% ownership interest in each of two 615 MW advanced technology, coal-fired generating units being constructed by Wisconsin Energy Corporation in Oak Creek, Wisconsin. MGE Power Elm Road's estimated share of capital costs for its 8.33% ownership interest in both units is approximately $172 million (excluding capitalized interest), which it intends to finance primarily through funds received from MGE Energy. MGE Energy expects that these funds will be raised through the sale of common stock (via the Stock Plan), short-term debt, and operating cash flows. At December 31, 2008, MGE Power Elm Road had incurred $146.0 million (excluding capitalized interest) of costs on the project.

In December 2008, we received notice from Elm Road Services, LLC (ERS) that it had received a letter from Bechtel Power Corporation (Bechtel) containing Bechtel's formal claim for schedule and cost relief on the construction of the Elm Road units. Bechtel has asserted two claims for cost and schedule relief in its letter to ERS. Although ERS is in the process of analyzing the claims and its responses to them, it has stated its belief that both claims are without merit. It has also stated its view that the only circumstances and events for which the Elm Road units owners currently retain price adjustment risk under the contract are force majeure, wage escalation in excess of 4% annually as measured by published wage bulletins, delays caused by ERS, changes in scope or performance requested by ERS, and unforeseen sub-surface ground conditions. ERS has invoked the dispute resolution process provided for in the contract in order to address the claims made by Bechtel under the contract. That process involves an informal resolution process, followed by mediation and then binding arbitration. ERS is currently in the mediation phase with respect to determining the rights of the parties under the contract and the disposition of Bechtel's claims. ERS has expressed its inability to predict the length or ultimate outcome of the claims. As a result, we are unable to predict the results of these claims or their effect on the costs recoverable under the existing facility leases, in the event that the outcome of the claims should cause total construction costs of the Elm Road units to exceed the amounts authorized in the PSCW order. Bechtel continues to target an in-service date for Elm Road unit 1 three months beyond the guaranteed contract date of September 29, 2009, and an in-service date for Elm Road unit 2 one month earlier than the guaranteed contract date of September 29, 2010.

However, Bechtel does request schedule relief that would result in six months of relief from liquidated damages beyond the guaranteed contract date for unit 1 and three months of relief from liquidated damages beyond the guaranteed contract date for unit 2. See Footnote 21 for additional information.

MGE Energy and its subsidiaries entered into various agreements regarding the Elm Road generating units, including a facility lease agreement. This facility lease agreement is between MGE Power Elm Road (a nonregulated subsidiary of MGE Energy) and MGE. The financial terms of the facility lease include a capital structure of 55% equity and 45% long-term debt, and return on equity of 12.7%, a lease term of 30 years, and a 5% rent reduction in the first five years.

On November 1, 2005, MGE received approval from the PSCW to defer payments made to MGE Power Elm Road for carrying costs during construction of the facility, management fees, and community impact mitigation costs. MGE began collecting the carrying costs in rates in 2006. MGE estimates total carrying costs to be approximately $61.3 million. Of these costs, $22.4 million is estimated to relate to the capitalized interest and the debt portion of the facility. These costs will be recognized over the period in which the facility will be depreciated. The remaining $38.9 million is estimated to represent the equity portion and is being recognized over the period recovered in rates.

Environmental

MGE is subject to local, state, and federal regulations concerning air quality, water quality, and solid waste disposal. The EPA administers certain federal statutes relating to such matters. The WDNR administers certain state statutes as to such matters and has primary jurisdiction over standards relating to air and water quality and solid and hazardous waste. Those regulations affect the manner in which MGE conducts its operations, the costs of those operations, as well as some capital and operating expenditures. It can also affect the siting, timing, and cost of new projects or other significant actions affecting the environment. MGE is not able to predict the direction of future regulations or if compliance with any such regulations will involve additional expenditures for pollution control equipment, plant modifications, or curtailment of operations. Such actions could reduce capacity or efficiency at existing plants or delay the construction and operation of future generating facilities.

Based upon current available information, compliance with various environmental requirements and initiatives is expected to result in significant additional operating and capital expenditures at Columbia and may affect those expenditures at other MGE generating facilities. MGE's share of the Columbia capital expenditures currently estimated by the plant operator is between $130 million and $170 million, and on-going operating expenditures are also expected to increase. The Columbia owners are continuing to explore various alternatives to comply with these standards, which may affect the timing and amount of the actual capital expenditures that are incurred.

MGE expects that the Columbia compliance costs will be fully recoverable through rates. The PSCW is permitting MGE to defer pre-certification and pre-construction costs related to compliance with CAIR and CAMR regulations at Columbia. Additionally, MGE is entitled to 100% AFUDC on the related pre-construction costs.

Air quality

Air quality regulations promulgated by the EPA and WDNR in accordance with the Federal Clean Air Act and the Clean Air Act Amendments of 1990 impose restrictions on emission of particulates, sulfur dioxide (SO2) nitrogen oxides (NOx) and other pollutants and require permits for operation of emission sources. These permits have been obtained by MGE and must be renewed periodically. Various initiatives, including the Clean Air Interstate Rule (CAIR), Clean Air Mercury Rule (CAMR), maximum achievable control technology (MACT) standards, new source performance standards (NSPS) and the Clean Air Visibility Rule (also known as the Regional Haze Rule), as well as state mercury emissions limits, which are expected to result in additional operating and capital expenditure costs.

CAIR

The CAIR requires NOx and SO2 emission reductions in two phases and includes a regional cap-and-trade system. The first phase begins in 2009 for NOx and 2010 for SO2, and contemplates reductions of 55% and 40%, respectively, increasing in the second phase by 2015 to 65% and 70%, respectively; in each case over 2003 levels. MGE owns several generation units currently subject to CAIR: Blount Generating Station, Columbia, M34 (West Marinette Combustion Turbine) and Fitchburg Combustion Turbines. In future years, Elm Road will be, and WCCF may be, affected by the CAIR. MGE anticipates that it may need to purchase NOx and SO2 allowances and /or install equipment at Columbia to meet CAIR allocations for its generation fleet. The exact cost of the allowances and/or equipment installation is not known at this time.

The long-term design and implementation of the CAIR, however, is uncertain at this time. On December 23, 2008, the D.C. Circuit Court remanded the CAIR to the EPA. This is a change from its previous ruling on July 11, 2008 to vacate and remand the rule. The court's remand to the EPA did not include a deadline, but did indicate that the EPA must modify CAIR consistent with the court's July 2008 opinion. The CAIR remains in effect until it is modified by the EPA. Based on this remand it is likely that the current cap-and-trade system will be modified.

CAMR/Wisconsin State Mercury Rule

The CAMR is designed to reduce mercury emissions from coal-fired power plants through a system of monitoring and several compliance options, including equipment installations and allowance trading options through a cap-and-trade system originally scheduled to commence in 2009. The ultimate fate of the CAMR is uncertain at this time. On February 8, 2008, U.S. Court of Appeals vacated and remanded the CAMR. Requests for rehearing were denied. On October 17, 2008, the US Solicitor General, however, filed a petition for a writ of certiorari with the U.S. Supreme Court on the underlying decision.

Wisconsin has revised its state mercury rule (NR 446, effective December 1, 2008). The state's rule is significantly different from the federal CAMR. The revised NR 446 will require large coal-fired electric generating units (EGUs larger than 150 MW) to reduce mercury emissions by 90% beginning in 2015, or choose a multi-pollutant reduction approach, which allows a stepped approach to mercury reduction while reducing NOX and SO2 emissions at prescribed rates. Smaller coal-fired EGUs, those between 25 – 150 MW in size, will need to apply Best Available Control Technology (BACT) to achieve mercury reductions.

BART/CAVR

Air modeling indicates that SO2 and NOX emission (and to a lesser extent particulate matter, or PM) from Columbia may impair visibility at certain Class I Scenic Areas and may therefore be subject to the Best Available Retrofit Technology (BART) regulations, a subsection of the EPA's Clean Air Visibility Rule (CAVR). The state of Vermont has asserted that Wisconsin emissions sources contribute to visibility impairment in its state. The State of Minnesota has asserted that Wisconsin emission sources significantly contribute to visibility impairment at the Boundary Water Canoe Wilderness Area and Voyageurs National Park. Minnesota has asked Wisconsin to evaluate reducing the Wisconsin statewide average SO2 and NOx emission rates for electric generating units to offset those effects.

Wisconsin has promulgated a BART implementation rule which clarifies that fossil fuel fired electric plants subject to the CAIR trading programs are not required to conduct a BART analysis for SO2 or NOX emissions, and the determination of BART shall be made for PM emissions only. However, a remanded CAIR has left open the potential for revisions to Wisconsin's rule. The WDNR is exploring potential revisions. The revisions have a potential to affect capital and operating expenses, but exact costs cannot be determined at this time.

National Ambient Air Quality Standards

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

In 2006, the EPA lowered the acceptable 24-hour National Ambient Air Quality Standard (NAAQS) for fine particulate matter, or PM2.5 – i.e., a particulate matter air pollutant that is 2.5 microns or smaller in size. States monitor and collect data on PM2.5 levels and recommend counties/areas within their state for attainment or nonattainment with the NAAQS. The EPA makes the final decision on attainment/nonattainment areas. In mid-December 2008, the EPA designated several areas of the state, including Dane County (where Blount and WCCF are located), a portion of Columbia County (where Columbia is located), and the Milwaukee/Racine area (where Elm Road is located) as nonattainment areas for the 24-hour PM2.5 standard. The EPA made these initial determinations based on monitoring data for the years 2005-2007 data. In early 2009, the EPA is expected to reconsider these final designation decisions using 2006-2008 data which may result in Dane and Columbia Counties reverting to an attainment status based upon monitoring results for 2006-2008 which show the NAAQS being met. The State of Wisconsin will need to develop a State Implementation Plan (SIP) by early 2012 for those counties that remain designated as nonattainment. Implementation of the fine particulate NAAQS could affect capital, operational and maintenance expenses at generating facilities.

On March 12, 2008, the U.S. EPA announced a new NAAQS for ozone that is more stringent than the current standard (standard lowered from 0.08 to 0.075 parts per million). States (including Wisconsin) must monitor and collect data on ozone levels in order to determine attainment or nonattainment status on a county and/or area basis. Currently available monitoring data for Dane, Columbia and Milwaukee counties demonstrates attainment with this new standard. However, final attainment designations will not be made until 2010 using the monitoring data collected during the period 2007 through 2009. There is a possibility that future monitoring data for one or all of these counties will demonstrate nonattainment for this new ozone standard, which could result in additional operating and capital expenditures at Columbia (located in Columbia County), Blount and WCCF (located in Dane County) and Elm Road (located in Milwaukee County).

Boiler MACT

Some boilers at Blount and Columbia may need to meet emission standards for hazardous air pollutants for industrial boilers under Section 112(j) of the Clean Air Act (the "Boiler MACT Hammer"). It may be necessary to submit permit applications to the WDNR requesting that case specific MACT standards be developed for certain boilers at Blount and Columbia. MGE is exploring whether or not boilers in our operations are subject to these requirements. If any of our boilers are subject to Boiler MACT Hammer, it may require that we limit emissions and/or install additional pollution controls. Whether or not additional compliance steps are needed and the cost of such compliance is unclear at this time.

Columbia Air Operating Permit

Citizen groups have pursued claims against utilities and permitting agencies for alleged air permitting violations. WPL, the operator of Columbia, is aware of certain public comments or petitions from citizen groups that have been submitted to the WDNR regarding the renewal of an air operating permit at Columbia. WPL has since received a renewal air permit for Columbia, which contains changes to permit conditions that resulted from WDNR's review of the comments or petitions. In December 2008, a citizen group submitted a notice of intent to sue the EPA for failure to respond to its petition encouraging EPA to challenge this permit. We are unable to predict what actions, if any, the WDNR, EPA, or the public commenters may take in response to any public comments, petitions for existing permits or draft renewal permits.

Water quality

MGE is subject to water quality regulations issued by the WDNR. These regulations include categorical-effluent discharge standards, which require the use of effluent-treatment processes equivalent to categorical "best practicable" or "best available" technologies under compliance schedules established under the Federal Water Pollution Control Act. The WDNR has published categorical regulations for chemical and thermal discharges from electric-steam generating plants. The regulations limit discharges from MGE's plants into Lake Monona and other Wisconsin waters.

Proposed Thermal Discharge Rules in Wisconsin

The WDNR is promulgating revised rules to regulate thermal effluent discharges from point sources in Wisconsin. The current draft rules apply strict standards for thermal discharges into inland lakes, streams, rivers, and the Great Lakes. While dischargers can apply for variances, MGE may incur additional capital expenditures, such as equipment upgrades at Blount and Columbia, if the variances are not granted. Costs at Blount have not been fully determined, however, capital expenditures may include cooling towers, which in past analyses have been shown to be cost prohibitive. Potential costs at Columbia have not been determined at this time. Based on initial reviews of the current revised rules, we do not expect Elm Road to be impacted by this rule.

EPA Cooling Water Discharge Rules (Section 316(b))

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

WPDES permit – Elm Road

On November 29, 2007, the Administrative Law Judge (the "ALJ") in the proceeding related to the previously issued Wisconsin Pollutant Discharge Elimination System ("WPDES") permit determined that the two additional coal units that are part of the Oak Creek expansion are "new facilities" under section 316(b) of the Federal Clean Water Act. The ALJ did not vacate the WPDES permit or any other permit necessary to continue construction of the two additional coal units, pointing out that, based upon the present record, the water intake system currently under construction as part of the Oak Creek expansion may be permittable under the standards that apply to new facilities. The ALJ remanded the WPDES permit to the Wisconsin Department of Natural Resources (the "WDNR") and directed the WDNR to reissue or modify the permit to reflect "best technology available" to comply with the standards applicable to new facilities under Wisconsin state law. As part of the decision, the ALJ restated his prior opinion that the water intake system currently under construction may not be operated so long as it remains a contested matter.

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

Solid waste

MGE is listed as a potentially responsible party for a site the EPA has placed on the national priorities Superfund list. The Lenz Oil site in Lemont, Illinois, was used for storing and processing waste oil for several years. This site requires clean up under the Comprehensive Environmental Response, Compensation and Liability Act. A group of companies, including MGE, is currently working on cleaning up the site. Management believes that its share of the final cleanup costs for the Lenz Oil site will not result in any materially adverse effects on MGE's operations, cash flows, or financial position. Insurance may cover a portion of the cleanup costs. Management believes that the cleanup costs not covered by insurance will be recovered in current and future rates. As of December 31, 2008, a $0.1 million gross liability was accrued for this matter.

Global climate change

Although GHG is not currently regulated in the United States, there is public concern (including among many of our customers) about global climate change. MGE shares that concern and is working to address GHG emissions. MGE also recognizes that these gases—particularly carbon dioxide (CO2), which is released in the burning of fossil fuels—may face future legislative or regulatory restrictions. Environmental-related legislation (including GHG regulation) is regularly introduced in Congress and in the Wisconsin legislature. The myriad of legislative and regulatory options under consideration typically include various compliance dates and limits. They include efforts to reduce and cap and/or tax the emission of greenhouse gases, primarily from power plants, industrial sources and the transportation sector. Bills are also considering releases associated with natural gas pipelines and company fleets. In addition, there could be national, regional, and state mandates to produce increasing percentages of electricity from renewable forms of energy.

On March 27, 2008, the U.S. EPA sent letters to various environmental committees in the U.S. Senate and House of Representatives announcing EPA's plans to address its obligations under the U.S. Supreme Court's ruling in Massachusetts v. EPA. The letters to Congress indicated that the EPA sees any greenhouse gas regulations that they might develop to be far-reaching and likely to include both mobile and stationary sources. In July 2008, the EPA issued an Advance Notice of Proposed Rulemaking (ANPR) seeking comment on a large array of possible regulatory actions that might be possible under the federal Clean Air Act to regulate greenhouse gas emissions. The options would affect virtually all aspects of the economy including electric and natural gas utilities. The ANPR follows the Massachusetts Supreme Court decision, which requires the EPA to regulate greenhouse gas emissions under the Clean Air Act if it finds that such emissions cause, or contribute to, air pollution which may reasonably be anticipated to endanger public health or welfare. It is unknown at this time what specific effect such regulation would have on MGE's operations and future competitive position. It appears likely that GHG regulation will be proposed under the new federal administration either through the Clean Air Act or through separate legislation.

Wisconsin is also participating in the development of a regional GHG Reduction Program through the Midwest Governor's Association. This group continues to work on developing this program and is expected to report back in the fall of 2009.

At the state level, a final report from Governor Doyle's Global Warming Task Force was approved on July 24, 2008, concluding over a year's work by the task force. MGE participated as an active member of the Task Force. The report contained over 50 recommendations. Some specific recommendations of particular relevance to the utility industry include: (i) a significant increase in required energy efficiency efforts and funding; (ii) a State renewable portfolio standard that would require 10% renewables by 2013 and 25% by 2025; (iii) creation of a broad-based multi-sector carbon cap and trade program by 2012 at either the federal or regional level; (iv) investigation and possible adoption of new rate making approaches and innovative rate designs to promote state and utility energy efficiency programs and provide more information to customers; and (v) modification of Wisconsin's current restrictions on nuclear plant construction. Several PSCW proceedings have been commenced as a result of Task Force recommendations. It is also likely that state legislation will be proposed to enact some portion of the Task Force recommendations or otherwise address climate change at the state level. It is unknown at this time the extent to which the Task Force recommendations will actually be adopted and implemented in Wisconsin. Thus the full effect of these recommendations on MGE cannot be reasonably estimated at this time.

MGE is a producer of GHG emissions, primarily from the fossil fuel generating facilities it utilizes to meet customers' energy needs, as well as from leakage from natural gas pipeline system and fleet vehicles. Climate change and the regulatory response to it could significantly affect our operations in a number of ways, including but not limited to, increased operating costs and capital expenditures, restrictions on energy supply options, permitting difficulties and emission limits. However, the financial consequences of this compliance cannot be determined until final legislation is passed. MGE management would expect to seek and receive rate recovery of such compliance costs, yet the probability and specific impact of such regulation cannot be reasonably estimated at this time. MGE will continue to monitor proposed GHG legislation and regulation.

MGE is already addressing GHG emissions through voluntary actions. In 2005, MGE announced its Energy 2015 Plan which commits to ensuring a balanced, economic energy supply with reduced environmental emissions. The Plan emphasizes increased renewable energy, energy efficiency and new cleaner generation – three strategies that reduce GHG emissions. Under MGE's Energy 2015 Plan, our CO2 emissions are projected to decline from 2005 to 2015 even though total system energy is estimated to increase. We are already well under way with implementing our Energy 2015 Plan strategies and are committed to achieving its goals. However, a number of factors, including but not limited to, changes in economic conditions, regulatory actions, customer response, energy supply issues and transmission delays, may require us to update and perhaps refine certain aspects of our Energy 2015 Plan accordingly. The cost of implementing our Energy 2015 Plan is not expected to result in any materially adverse effects on MGE's operations, cash flows, or financial position. Management believes that costs to implement the Energy 2015 Plan will be recoverable through rates.

Employees

As of December 31, 2008, MGE had 722 employees. MGE employs 239 employees who are covered by a collective bargaining agreement with Local Union 2304 of the International Brotherhood of Electrical Workers and 98 employees who are covered by a collective bargaining agreement with Local Union No. 39 of the Office and Professional Employees International Union. Both of these collective bargaining agreements expire on April 30, 2009. There are also five employees covered by a collective bargaining agreement with Local Union No. 2-111 of the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial, and Service Workers International Union. This collective bargaining agreement expires on November 1, 2009.

Financial Information About Segments

See Footnote 24 of the Notes to Consolidated Financial Statements for financial information relating to MGE Energy's and MGE's business segments.

Executive Officers of the Registrants

Executive	Title	Effective Date	Service Years as an Officer
Gary J. Wolter(a) Age: 54	Chairman of the Board, President and Chief Executive Officer	02/01/2002	19
Lynn K. Hobbie(b) Age: 50	Senior Vice President	02/01/2000	14
James G. Bidlingmaier(b) Age: 62	Vice President - Admin. and Chief Information Officer	02/01/2000	8
Kristine A. Euclide(b) Age: 56	Vice President and General Counsel	11/15/2001	7
Terry A. Hanson(a, c) Age: 57	Vice President, Chief Financial Officer and Secretary	10/01/2001	17
Scott A. Neitzel(b) Age: 48	Vice President - Energy Supply Vice President – Energy Supply Policy	09/01/2006 07/01/2002	11
Jeffrey C. Newman(a, d) Age: 46	Vice President and Treasurer	01/01/2001	11
Peter J. Waldron(b) Age: 51	Vice President and Operations Officer Vice President – Energy Supply Operations	09/01/2006 07/01/2002	12

Note: Ages, years of service, and positions as of December 31, 2008.

(a) Executive officer of MGE Energy and MGE.

(b) Executive officer of MGE.

(c) Retired as of January 1, 2009.

(d) Assumed title of Vice President, Chief Financial Officer, Secretary and Treasurer as of January 1, 2009.

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

Numerous environmental regulations govern many aspects of our present and future operations, including air emissions, water quality, wastewater discharges, solid waste, and hazardous waste; and continue to evolve in response to real or perceived concerns, regulatory initiatives, nongovernmental organizational initiatives and private parties and legal process. The development of these regulations can introduce uncertainty into the planning and implementation process for long-lead time projects, such as generating stations, and can introduce costly delays if previous decisions need to be revisited as a result of judicial mandate or regulatory change. These regulations generally require us to obtain and comply with a wide variety of environmental licenses, permits, inspections, and other approvals, and can result in increased capital, operating, and other costs, particularly with regard to enforcement efforts focused on power plant emissions obligations. These effects can be seen not only with respect to new construction, such as our participation in the Elm Road generating units, but could also require the installation of additional control equipment or the implementation of other compliance measures such as altered operating conditions.

In addition, we may be a responsible party for environmental clean-up at sites identified as containing hazardous materials. It is difficult to predict the costs potentially associated with a site clean-up due to the potential joint and several liability for all potentially responsible parties, the nature of the clean-up required and the availability of recovery from other potentially responsible parties.

We may incur material costs of compliance if federal and/or state legislation is adopted to address climate change.

Various persons, including legislators, regulators, litigants, and private parties, have increasingly expressed concern about the effects of global warming and the effects of greenhouse gases (GHG). These concerns have prompted active discussion on federal and state legislation, as well as regional initiatives, that would regulate or cap such emissions. There have been several proposed versions of legislation pending in the U.S. Congress and in the Wisconsin legislature to address global climate changes, including efforts to reduce and control and/or tax the emission of GHG, such as carbon dioxide, created in the combustion of fossil fuels, including coal, natural gas, and oil. Bills are also considering releases associated with natural gas pipelines and company fleets. These initiatives are sometime paired with efforts to mandate increasing percentages of electricity from renewable forms of energy, such as wind, or to reduce the demand for electricity. Such legislative and regulatory initiatives could have the potential for a significant financial impact on MGE, including the cost to install new emission control equipment, purchase allowances, or do fuel switching. However, the financial consequences of this compliance cannot be determined until final legislation is passed.

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

We have assumed risks under the agreements related to our ownership interest in two 615 MW coal-fired generating units being constructed in Oak Creek, Wisconsin. The completion of this project is subject to construction risks over which we will have limited or no control and which might adversely affect project costs and completion time. These risks include but are not limited to the failure of the general contractor or subcontractors to perform under their contracts; strikes; adverse weather conditions; the inability to obtain necessary permits in a timely manner, legal challenges and appeals to granted permits, changes in applicable laws or regulations; governmental actions; and events in the global economy. In addition, in the case of the units being constructed in Oak Creek, if the units' final construction costs exceed the fixed costs allowed in the PSCW order, this excess will not be recoverable from MGE or its customers unless specifically allowed by the PSCW. Any Oak Creek project costs above the authorized amount, but below a 5% cap, will be subject to a prudence determination made by the PSCW.

In December 2008, we received notice from Elm Road Services, LLC (ERS) that it had received a letter from Bechtel Power Corporation (Bechtel) containing Bechtel's formal claim for schedule and cost relief on the construction of the Elm Road units. Bechtel has asserted two claims for cost and schedule relief in its letter to ERS. Although ERS is in the process of analyzing the claims and its responses to them, it has stated its belief that both claims are without merit. It has also stated its view that the only circumstances and events for which the Elm Road units owners currently retain price adjustment risk under the construction contract are force majeure, wage escalation in excess of 4% annually as measured by published wage bulletins, delays caused by ERS, changes in scope or performance requested by ERS, and unforeseen sub-surface ground conditions. ERS has invoked the dispute resolution process provided for in the contract in order to address the claims made by Bechtel under the contract. That process involves an informal resolution process, followed by mediation and then binding arbitration. ERS is currently in the mediation phase with respect to determining the rights of the parties under the contract and the disposition of Bechtel's claims. ERS has expressed its inability to predict the length or ultimate outcome of the claims. As a result, we are unable to predict the results of these claims or their effect on the costs recoverable under the existing facility leases, in the event that the outcome of the claims should cause total construction costs of the Elm Road units to exceed the amounts authorized in the PSCW order. Bechtel continues to target an in-service date for Elm Road unit 1 three months beyond the guaranteed contract date of September 29, 2009, and an in-service date for Elm Road unit 2 one month earlier than the guaranteed contract date of September 29, 2010. However, Bechtel does request schedule relief that would result in six months of relief from liquidated damages beyond the guaranteed contract date for unit 1 and three months of relief from liquidated damages beyond the guaranteed contract date for unit 2. See Footnote 21 for additional information.

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

We are exposed to interest rate risk.

We are exposed to interest rate risk on our variable rate financing. MGE Energy had $124.5 million of variable-rate debt outstanding at December 31, 2008, including $51.0 million for MGE. Borrowing levels under commercial paper arrangements vary from period to period depending upon capital investments and other factors. Such interest rate risk means that we are exposed to increased financing costs and associated cash payments as a result of changes in the short-term interest rates. Also, interest rates affect discount rates which are a key assumption for our defined benefit pension plans and may impact the amount of expense and timing of contributions to the plan.

Market performance affects our employee benefit plan asset values.

The performance of the capital markets affects the values of the assets that are held in trust to satisfy the future obligations under our pension and postretirement benefit plans. We have significant obligations in these areas and hold significant assets in these trusts. A decline in the market value of those assets may increase our current and longer-term funding requirements for these obligations. The market value of the investments within the employee benefit plans trusts declined by approximately 27.5% during the twelve months ended December 31, 2008. Changes in the value of trust fund assets may affect the level of required contributions to these trusts to meet benefit obligations. Changes in the value of plan assets did not have an impact on the income statement for 2008; however, reduced benefit plan assets could result in increased benefit costs in future years and may increase the amount and accelerate the timing of required future funding contributions.

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

General economic conditions may affect our operating revenues, our capital costs and our counterparty risks.

Operational

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

Liquidity

Long-term instability in the financial markets, as a result of recession or otherwise, also may affect the cost of capital and our ability to raise capital. Although MGE Energy and MGE believe they have sufficient liquidity despite the disruption of capital and credit markets, the costs of such funds may increase.

Counterparty creditworthiness

Credit risk also includes the risk that trading counterparties that owe us money or product will breach their obligations. MGE's risk management policy is to limit transactions to a group of high quality counterparties. Should the counterparties to these arrangements fail to perform, we may be forced to enter into alternative arrangements. In that event, our financial results could be adversely affected and we could incur losses.

Item 1B. Unresolved Staff Comments.

MGE Energy and MGE

None.

Item 2. Properties.

Electric Generation

Net summer rated capacity in service at December 31, 2008, was as follows:

Plants	Location	Commercial Operation Date	Fuel	Net Summer Rated Capacity (1) (MW)	No. of Units
Steam plants:
Columbia	Portage, WI	1975 & 1978	Low-sulfur coal	225(2,3)	2
Blount	Madison, WI	1957 & 1961	Coal/gas	97(4,9)	2
		1938 & 1943	Gas	39(9)	2
		1949	Coal/gas	22(4,9)	1
		1964-1968	Gas/oil	29(9)	4

WCCF	Madison, WI	2005	Gas/oil	130(5,6)	2

Combustion turbines	Madison, WI Marinette, WI	1964-2000	Gas/oil	174(9)	6

Portable generators	Madison, WI	1998-2001	Diesel	50(9)	54

Wind turbines	Townships of Lincoln and Red River, WI	1999	Wind	2(7,9)	17
	Township of Brookfield, IA	2008	Wind	4(8,9)	18
Total				772

(1) Net summer rated capacity is determined by annual testing and may vary from year to year as a result of, but not limited to, the operating and physical conditions of the units.

(2) Baseload generation.

(3) MGE's 22% share of two 512-MW units. The other owners are WPL (a subsidiary of Alliant), which operates Columbia, and WPSC.

(4) On January 19, 2006, MGE announced that it would cease coal-fired generation at Blount in 2011, subject to certain conditions, including regulatory approvals.

(5) Facility is jointly owned. MGE Power West Campus owns a controlling interest in the electric generation plant and the UW owns a controlling interest in the chilled-water and steam plants. MGE leases the electric generating assets owned by MGE Power West Campus and is responsible for operating the facility. Amounts shown represent MGE's share of the net summer rated capacity.

(6) Based on the terms of the joint plant agreement between MGE and the UW, the UW has the ability to reduce net capability of these units by approximately 17 MW in the summer. The net summer rated capacity shown reflects this decrease.

(7) Nameplate capacity rating is 11MW.

(8) Nameplate capacity rating is 30 MW.

(9) These facilities are owned by MGE.

Electric and Gas Distribution Facilities

Major electric distribution lines and substations in service at December 31, 2008, which are owned by MGE, are as follows:

	Miles
Distribution lines:	Overhead	Underground
13.8 kV and under	917	1,066

Distribution:	Substations	Installed Capacity (kVA)
69-13.8 kV	26	979,000
13.8-4 kV	30	290,967

Gas facilities include 2,427 miles of distribution mains, which are owned by MGE.

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

Encumbrances

The principal plants and properties of MGE are subject to the lien of its Indenture of Mortgage and Deed of Trust dated as of January 1, 1946, as amended and supplemented, under which MGE's first mortgage bonds are issued. As of December 31, 2008, there were $1.2 million of first mortgage bonds outstanding. See Footnote 9d for additional information regarding MGE's first mortgage bonds.

MGE Power West Campus has collaterally assigned its right to lease payments from MGE for the WCCF in order to secure the repayment of $50 million of senior secured notes issued by MGE Power West Campus. See Footnote 9c for additional information regarding these senior notes.

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

Also see "Environmental" under Item 1, Business, and Footnotes 18d and 18i for a description of several environmental proceedings involving MGE.

Item 4. Submission of Matters to a Vote of Security Holders.

MGE Energy and MGE

None.

PART II.

Item 5. Market for Registrants' Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market for Common Equity

MGE Energy

MGE Energy common stock is traded on Nasdaq under the symbol MGEE. On February 1, 2009, there were approximately 35,475 shareholders of record, including registered and beneficial shareholders. The following table shows high and low sale prices for the common stock on Nasdaq for each quarter over the past two years.

	Common stock price range 2008		Common stock price range 2007
	High	Low	High	Low
Fourth quarter	$36.50	$27.87	$37.24	$32.06
Third quarter	$36.40	$31.64	$35.50	$29.40
Second quarter	$36.35	$32.60	$37.02	$31.46
First quarter	$36.00	$29.85	$36.82	$33.05

MGE

As of February 1, 2009, there were 17,347,889 outstanding shares of common stock, all of which were held by MGE Energy. There is no market for shares of common stock of MGE.

Dividends

MGE Energy

The following table sets forth MGE Energy's quarterly cash dividends declared during 2008 and 2007:

(Per share)	2008	2007
Fourth quarter	$0.362	$0.355
Third quarter	$0.362	$0.355
Second quarter	$0.355	$0.348
First quarter	$0.355	$0.348

MGE

The following table sets forth MGE's quarterly cash dividends declared during 2008 and 2007:

(In thousands)	2008	2007
Fourth quarter	$ -	$2,500
Third quarter	$ -	$ -
Second quarter	$ -	$6,560
First quarter	$ -	$6,561

See discussion below as well as the "Liquidity and Capital Resources - Financing Activities" under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for a description of restrictions applicable to dividend payments by MGE.

Dividend Restrictions

Dividend payments by MGE to MGE Energy are subject to restrictions arising under a PSCW rate order and, to a lesser degree, MGE's first mortgage bonds. The PSCW order limits the amount of dividends that MGE may pay MGE Energy when its common equity ratio, calculated in the manner used in the rate proceeding, is less than 55%. Under those circumstances, MGE may not pay dividends in excess of $26.8 million plus dividends on shares issued in excess of the shares issued in the rate proceeding forecast if the proceeds are invested in MGE. MGE's 13-month rolling average common equity ratio at December 31, 2008, is estimated to be 50.4% as determined under the calculation used in the rate proceeding. While MGE was not restricted from paying cash dividends in 2008, in order to build additional common stock equity in MGE, no cash dividends were paid to MGE Energy. The rate proceeding calculation includes as indebtedness imputed amounts for MGE's outstanding purchase power capacity payments and other PSCW adjustments, but does not include the indebtedness associated with MGE Power West Campus, which is consolidated in accordance with FIN 46(R) into MGE's financial statements.

MGE has covenanted with the holders of its first mortgage bonds not to declare or pay any dividend or make any other distribution on or purchase any shares of its common stock unless, after giving effect thereto, the aggregate amount of all such dividends and distributions and all amounts applied to such purchases, after December 31, 1945, shall not exceed the earned surplus (retained earnings) accumulated subsequent to December 31, 1945. As of December 31, 2008, approximately $218.7 million was available for the payment of dividends under this covenant.

Issuer Purchases of Equity Securities

MGE Energy and MGE

None.

Item 6. Selected Financial Data.

MGE Energy

(In thousands, except per-share amounts)

	For the years ended December 31,
Summary of Operations	2008	2007	2006	2005	2004
Operating revenues:
Regulated electric	$345,962	$334,488	$318,912	$310,984	$250,386
Regulated gas	242,598	197,925	185,226	200,533	171,763
Nonregulated	7,433	5,181	3,408	1,853	2,732
Total	595,993	537,594	507,546	513,370	424,881
Operating expenses	491,418	438,156	413,150	439,629	350,213
Other general taxes	16,793	15,771	15,402	13,269	12,715
Operating income	87,782	83,667	78,994	60,472	61,953
Other income, net	8,044	6,069	4,329	4,938	3,927
Interest expense, net	(14,002)	(13,056)	(15,001)	(13,448)	(11,384)
Income before taxes	81,824	76,680	68,322	51,962	54,496
Income tax provision	(29,056)	(27,855)	(25,899)	(19,871)	(20,656)
Net income	$52,768	$48,825	$42,423	$32,091	$33,840
Average shares outstanding	22,197	21,520	20,564	20,436	19,119
Basic and diluted earnings per share	$2.38	$2.27	$2.06	$1.57	$1.77
Dividends declared per share	$1.43	$1.41	$1.39	$1.37	$1.36

Assets
Electric	$677,540	$614,949	$547,150	$533,896	$466,897
Gas	284,211	234,002	228,639	233,841	205,738
Assets not allocated	14,642	14,876	10,472	19,868	25,226
Nonregulated energy operations	271,568	227,415	177,234	143,101	98,751
Transmission investments	46,292	40,808	38,470	35,239	32,542
All others	381,433	342,491	298,261	276,565	272,211
Eliminations	(407,411)	(362,954)	(319,792)	(326,046)	(273,262)
Total	$1,268,275	$1,111,587	$980,434	$916,464	$828,103

Capitalization including Short-Term Debt
Common shareholders' equity	$478,202	$427,726	$375,348	$343,883	$338,197
Long-term debt*	272,408	262,346	252,284	222,312	202,257
Short-term debt	124,500	103,500	57,000	82,500	53,275
Total Capitalization	$875,110	$793,572	$684,632	$648,695	$593,729

*Includes current maturities.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

MGE Energy is an investor-owned public utility holding company operating through subsidiaries in five business segments:

•

Electric utility operations, conducted through MGE,

•

Gas utility operations, conducted through MGE,

•

Nonregulated energy operations, conducted through MGE Power and its subsidiaries,

•

Transmission investments, representing our equity investment in ATC, and

•

All other, which includes corporate operations and services as well as certain construction services.

Our principal subsidiary is MGE, which generates and distributes electric energy, distributes natural gas, and represents a majority portion of our assets, liabilities, revenues, and expenses. MGE generates and distributes electricity to approximately 137,000 customers in Dane County, Wisconsin, including the city of Madison, and purchases and distributes natural gas to approximately 141,000 customers in the Wisconsin counties of Columbia, Crawford, Dane, Iowa, Juneau, Monroe, and Vernon.

Our nonregulated energy operations lease and own new electric generating capacity to assist MGE. The nonregulated energy operations include partial ownership of a cogeneration project on the UW-Madison campus and an undivided 8.33% ownership interest in each of two 615 MW generating units being constructed in Oak Creek, Wisconsin. These ownership interests are leased to MGE pursuant to long-term leases. MGE operates the cogeneration project, and a third party will operate the Oak Creek units. The ownership/leasing structure was adopted to capture some advantages under then applicable state regulatory guidelines for MGE's participation in these generation facilities. Due to the nature of MGE's participation in these facilities, the results of our nonregulated operations are also consolidated into MGE's consolidated financial position and results of operations under applicable accounting standards.

Our primary focus today and for the foreseeable future is our core utility customers at MGE as well as creating long term value for shareholders. MGE continues to face the challenge of providing its customers with reliable power at competitive prices. MGE plans to meet this challenge by investing in more efficient generation projects, including renewable energy sources. In the future, MGE will continue to focus on growing earnings while controlling operating and fuel costs. MGE will continue to maintain safe and efficient operations in addition to providing customer value. We believe it is critical to maintain a strong credit standing consistent with financial strength in MGE as well as the parent company in order to accomplish these goals.

Overview

We earn our revenue and generate cash from operations by providing electric and natural gas utility services, including electric power generation and electric power and gas distribution. The earnings and cash flows from the utility business are sensitive to various external factors, including, but not limited to:

•

Weather, and its impact on customer sales of electricity and gas,

•

Economic conditions, including current business and financing conditions,

•

Regulation and regulatory issues,

•

Energy commodity prices,

•

Equity price risk pertaining to pension related assets,

•

Interest rates and our debt credit rating,

•

Environmental laws and regulations, including pending environmental rule changes,

•

Construction risk in connection with the Elm Road generating units,

and other factors listed in "Item 1A. Risk Factors."

For the year ended December 31, 2008, MGE Energy's earnings were $52.8 million or $2.38 per share compared to $48.8 million or $2.27 per share for the same period in the prior year. MGE's earnings for the year ended December 31, 2008, were $37.6 million compared to $37.1 million for the same period in the prior year.

That income was derived from our business segments as follows:

(In millions)	Year Ended December 31,
Business Segment:	2008	2007
Electric Utility	$25.7	$29.5
Gas Utility	9.8	5.9
Nonregulated Energy	10.1	8.8
Transmission Investments	4.3	3.6
All Other	2.9	1.0
Net Income	$52.8	$48.8

Our net income during 2008 primarily reflects the effects of the following factors:

•

A 3.4% increase in electric revenues, reflecting a 4.8% rate increase approved by the PSCW, effective January 1, 2008, offset by lower demand due to cooler summer weather and lower sales for resale due to decreased sales opportunities.

•

Higher gas revenues, reflecting a 14.8% increase in delivered retail gas volumes due to colder winter weather and a 2.8% rate increase approved by the PSCW, effective January 1, 2008, partially offset by a $1.3 million expense (excludes premium) in 2008 on a settlement of a weather hedge (heating degree day collar) as a result of the colder weather. The weather hedge obligated MGE to pay additional costs if the weather was colder than a prescribed ceiling or would have compensated MGE if weather was warmer than a prescribed floor.

•

Higher nonregulated energy revenues primarily attributable to higher carrying costs, due to the greater capital investment, recognized for the Elm Road project. Carrying costs during construction of the nonregulated energy projects, related to the equity portion, are recognized over the period of time the costs are recovered in rates.

•

A $0.7 million increase in earnings from our interest in ATC.

•

$2.9 million in earnings due to interdepartmental interest income recognized as a result of capitalized interest on the Elm Road project and gains on sales of certain investments.

Our income during 2007 primarily reflects the effects of the following factors:

•

A $15.6 million increase in electric revenues, reflecting in large part an increase in sales volumes, $5.6 million of electric revenues attributable to a fuel surcharge authorized by the PSCW in late April 2007 and in effect through the end of 2007, and an increase in sales for resale; partially offset by a $7.5 million, or 15.2%, increase in cost of fuel used for electric generation due to increased internal generation and an increase in the per-unit cost of fuel and, to a lesser degree, a $0.4 million, or 0.6%, increase in purchased power expense due to an increase in the per-unit-cost offset by a decrease in volume of power purchased. Additionally, the electric rates for the twelve months ended December 31, 2007, were higher in comparison to those for the same period in the prior year, which reflected a $19.1 million reduction ordered as a result of a PSCW reconciliation between MGE's lower actual fuel costs during 2006, than those costs provided in the applicable rate order.

•

A $12.7 million increase in gas revenues attributable to increased sales volumes, partially offset by a decline in the costs of gas, which are recovered and included in revenues, and a decrease in other gas revenues. The cost of gas sold increased $11.5 million as a result of an increase in volumes and an increase in the per therm cost.

During 2008, the following events occurred:

•

Top of Iowa III wind generation project: The construction was completed, and the project was placed in service, during the first quarter of 2008. As of December 31, 2008, MGE has incurred approximately $56 million of costs on the 30 MW wind-powered electric generating facility located in Iowa.

28

•

Elm Road electric generation construction project: Capital expenditures during 2008 totaled $49.9 million. A modified WPDES permit for the project, which had been the subject to legal challenges, was issued in final form, with no substantive changes from the previously issued draft permit, and has now become final. In connection with the resolution of that permit issuance, the Elm Road joint owners entered into a settlement agreement whereunder they committed to various environmental projects, including projects designed to address greenhouse gas emissions and water quality. See Footnote 21d for further information. Also, on December 23, 2008, the project contractor notified the project operator of its claims for additional costs and schedule relief related to severe weather and specified labor-related matters, in the case of one claim, and the alleged effects of operator-directed changes and operator-caused delays, in the case of the other claim. MGE Energy's share of the increased costs, if the claims are sustained in full, would be $34.4 million and $6.0 million, respectively. See Footnote 21a for more information.

•

ATC: MGE Transco contributed $3.4 million for voluntary capital contributions to ATC in the year ended December 31, 2008. An additional voluntary capital contribution of $0.9 million was made in January 2009.

•

Additional Lines of Credit: MGE Energy and MGE each added revolving lines of credit in order to provide additional access to liquidity should such access be needed. On August 29, 2008 and December 30, 2008, MGE Energy entered into additional revolving lines of credit expiring August 28, 2009 and September 30, 2009, respectively, each for $20 million. On August 29, 2008, MGE entered into a $20 million additional line of credit expiring March 31, 2009.

•

Issuance of Securities: MGE Energy issued 954,238 shares of its common stock under the Stock Plan for net proceeds of $31.0 million. On September 11, 2008, MGE issued $40 million of unsecured 5.59% senior notes due September 11, 2018, the proceeds of which were used to repay $30 million of its 6.02% medium-term notes that matured on September 15, 2008 and $10 million of short-term indebtedness consisting of commercial paper.

During 2009, several items may affect us, including:

•

General economic conditions: Economic conditions both inside and outside our service area may affect, among other things, the level of demand for our utility services, the collection of our accounts receivable and the creditworthiness of counterparties with whom we do business. We have in place lines of credit aggregating $195 million for MGE Energy (including MGE) and $75 million for MGE to address our liquidity needs.

•

Elm Road Construction Claim: As noted, the project contractor for the Elm Road units has made claims for additional costs and for relief from the construction schedule. The project operator, ERS, is addressing these claims, although it is expected that the claims may ultimately be resolved through formal arbitration as provided in the construction contract.

•

Environmental Initiatives: Various environmental rules or initiatives are in a state of flux as a result of court decisions and the change in the Presidential Administration. Such rules and initiatives involve matters related to air emissions, water effluent and greenhouse gases, all of which affect generation plant capital expenditures and operating costs as well as future operational planning.

The following discussion is based on the business segments as discussed in Footnote 24.

Results of Operations

Year Ended December 31, 2008, Versus the Year Ended December 31, 2007

Electric Utility Operations - MGE Energy and MGE

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the periods indicated:

	Revenues			kWh Sales
(In thousands, except cooling degree days)	2008	2007	% Change	2008	2007	% Change
Residential	$117,241	$113,161	3.6%	810,414	833,549	(2.8)%
Commercial	186,910	173,500	7.7%	1,838,080	1,846,335	(0.4)%
Industrial	19,463	17,905	8.7%	273,657	284,637	(3.9)%
Other - retail/municipal	31,685	26,859	18.0%	405,008	379,785	6.6%
Total retail	355,299	331,425	7.2%	3,327,159	3,344,306	(0.5)%
Sales for resale	5,303	7,076	(25.1)%	53,733	87,203	(38.4)%
Other revenues	(14,640)	(4,013)	(264.8)%	-	-	-
Total	$345,962	$334,488	3.4%	3,380,892	3,431,509	(1.5)%

Cooling degree days (normal 641)				538	781	(31.1)%

Electric operating revenues increased $11.5 million or 3.4% for the year ended December 31, 2008, due to the following:

(In millions)
2008
Rate changes	$25.7
Volume	(1.8)
Sales for resale	(1.8)
Other revenues	(10.6)
Total	$11.5

Rates changes. Rates charged to retail customers for the year ended December 31, 2008, were 7.8% or $25.7 million higher than those charged during the same period in the prior year. This increase includes the 4.8% rate increase by the PSCW as well as the surcharge described below.

On December 14, 2007, the PSCW authorized MGE to increase 2008 electric revenue by $16.2 million to cover costs for MGE's new wind energy projects, statewide energy efficiency and renewable energy programs, transmission improvements by ATC, and accelerated costs to discontinue coal use at the Blount Station.

On May 5, 2008, the PSCW approved a $0.00239 per kWh interim fuel surcharge on MGE's electric rates to cover increased fuel and purchased power expenses. During the year ended December 31, 2008, this surcharge resulted in a $5.1 million increase to electric rates. A stipulation between MGE and the intervenors allowed the interim surcharge to remain in effect until the end of the year, but required MGE to review its 2008 monitored fuel costs at year-end and to refund to customers, with interest at 10.8%, any amount by which its actual fuel costs fell short of the monitored fuel costs collected in rates. See "Other revenues" below.

On April 24, 2007, when the PSCW completed their audit of 2006 electric fuel costs and issued a final order on the 2006 fuel credit, $2.4 million (related to 2006 fuel costs and including interest) was applied to customers' accounts.

Electric rates from April 26, 2007 to August 31, 2007, were subject to a $0.00339 per kWh interim fuel surcharge and subject to refund. On August 31, 2007, MGE received a final decision from the PSCW that reduced the fuel surcharge to $0.00242 per kWh effective the date of the order. This fuel surcharge resulted in a $5.6 million increase to electric rates charged to customers during the twelve months ended December 31, 2007.

On December 18, 2008, under a limited reopener, the PSCW authorized MGE to decrease 2009 rates for retail electric customers by 0.74% or $2.7 million from 2008. The decrease in retail electric rates is driven by a decrease in fuel and purchased power costs, decrease in Elm Road costs and a decrease in ATC transmission costs. The PCSW also approved deferred accounting for incremental pension and other postretirement benefit costs above the levels currently included in rates.

Volume. During the year ended December 31, 2008, total retail sales volumes were comparable to the same period in the prior year. Higher usage by other-retail/municipal customers was offset by a decline in residential, commercial and industrial usage.

Sales for resale. Sales for resale represent wholesale sales made to third parties who are not ultimate users of the electricity. These sales may include spot market transactions on the markets operated by MISO or PJM. These sales may also include bilateral sales to other utilities or power marketers. Generating units are dispatched by MISO based on cost considerations as well as reliability of the system. Sales for resale typically occur when MGE has more generation and purchases online than is needed for its own system demand. The excess electricity is then sold to others in the market. For the year ended December 31, 2008, sales for resale decreased $1.8 million when compared to the same period in the prior year. The decrease is primarily due to increased natural gas costs. During 2008, natural gas prices increased fairly rapidly until July before returning to previous levels. Electric prices on the MISO market did not experience the same price movement. MGE's sales for resale into the MISO market were lower as a result of the higher cost of gas fired generation relative to the market prices of electricity.

Other revenues. Other electric revenues decreased $10.6 million for the year ended December 31, 2008, compared to the same period in the prior year.

During the years ended December 31, 2008 and 2007, MGE recovered in electric rates carrying costs and other fees related to WCCF and Elm Road. During the years ended December 31, 2008 and 2007, MGE recorded a $11.0 million and $8.2 million reduction, respectively, to other electric revenues to transfer the revenues from the electric segment to the nonregulated energy operations segment. See discussion of these revenues in the "nonregulated energy operating revenues" section.

As a result of the refund provisions in the interim fuel surcharge order, MGE has recognized an estimated refund to customers totaling $5.5 million (includes interest) during the year ended December 31, 2008 and has reflected this reduction in other electric revenues.

During the year ended December 31, 2007, other electric revenues included a $2.3 million (excludes interest) upward adjustment to negate the impact on overall electric revenues for the 2006 fuel refund provided to customers in April 2007. Note that this refund was accrued in revenues during 2006, and was returned to customers via a reduction in rates in April 2007. See "Rate changes" above for more information on this refund.

Electric fuel and purchased power

The expense for fuel used for electric generation decreased $1.9 million or 3.4% during the year ended December 31, 2008, compared to the same period in the prior year. Lower fuel costs between the two periods resulted in a $1.5 million decrease of this expense and a decline in internal generation resulted in a $0.4 million decrease of this expense.

Purchased power expense decreased by $2.9 million or 3.8% during the year ended December 31, 2008, compared to the same period in the prior year. This decrease in expense reflects a $1.1 million or 1.5% decrease in the per-unit cost of purchased power and a $1.8 million or 2.3% decrease in the volume of power purchased.

Electric operating and maintenance expenses

Electric operating and maintenance expenses increased $14.8 million during the year ended December 31, 2008, compared to the same period in 2007. The following changes contributed to the net change:

(In millions)
2008
Increased production costs	$1.9
Increased transmission costs	4.3
Increased distribution expenses	0.3
Increased customer service costs	4.4
Increased customer accounts costs	0.5
Increased other general and administrative expenses	1.7
Increased maintenance expenses	1.7
Total	$14.8

As a result of the 2005 Wisconsin Act 141, each Wisconsin utility is required to pay 1.2% of its annual operating revenues to the statewide energy efficiency and renewable resource programs. MGE is allowed to recover these costs in rates through its conservation escrow. For the year ended December 31, 2008, costs associated with funding these programs increased customer service expense by $5.1 million. Transmission costs increased primarily due to network service fees pertaining to ATC.

Electric depreciation expense

Depreciation expense at the electric segment increased by $6.4 million for the year ended December 31, 2008, when compared to the same period in the prior year. This increase is related to higher levels of electric assets, including the Top of Iowa III wind-powered electric generating facility which was placed in service in the first quarter of 2008. Also contributing to the increase is the accelerated depreciation of certain Blount assets. For additional information on the Blount accelerated depreciation, see Footnote 19.

Gas Utility Operations - MGE Energy and MGE

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class during each of the periods indicated:

	Revenues			Therms Delivered
(In thousands, except HDD and average rate per therm)	2008	2007	% Change	2008	2007	% Change
Residential	$130,012	$110,046	18.1%	100,014	92,218	8.5%
Commercial/industrial	106,582	83,799	27.2%	107,329	88,330	21.5%
Total retail	236,594	193,845	22.1%	207,343	180,548	14.8%
Gas transportation	2,903	2,623	10.7%	37,053	34,645	7.0%
Other revenues	3,101	1,457	112.8%	-	-	-
Total	$242,598	$197,925	22.6%	244,396	215,193	13.6%
Heating degree days (normal 7,119)				7,716	6,935	11.3%
Average rate per therm of retail customer				$1.141	$1.074	6.2%

Gas revenues increased $44.7 million or 22.6% for the year ended December 31, 2008. These changes are related to the following factors:

(In millions)
2008
Gas costs/rates	$12.2
Gas deliveries	30.6
Transportation and other effects	1.9
Total	$44.7

Gas costs/rates. The average retail rate per therm for the year ended December 31, 2008, increased 6.2% compared to the same period in 2007. The PSCW authorized a 2.8% increase in MGE's gas distribution rates effective January 1, 2008, to cover increased system demands and funding statewide energy programs. Also contributing to this increase is higher natural gas costs.

Retail gas deliveries. The 14.8% increase in retail gas deliveries for the year ended December 31, 2008, was attributable to cooler than normal weather, reflected in an 11.3% increase in the heating degree days between the periods, and increased use by a large commercial/industrial customer.

Transportation and other revenues. Transportation and other revenues increased a total of $1.9 million primarily due to an increase in income realized under the GCIM.

Under MGE's GCIM, if actual gas commodity savings and capacity release revenues are above or below a benchmark set by the PSCW, then MGE's gas sales service customers and shareholders share in any increased costs or savings per percentages set by the PSCW. For the years ended December 31, 2008 and 2007, shareholders received the benefit of $2.4 million and $0.9 million, respectively, from capacity release revenues and commodity savings under the GCIM.

Cost of Gas Sold

For the year ended December 31, 2008, cost of gas sold increased by $30.7 million, compared to the same period in the prior year. The volume of gas purchased increased 13.4% which resulted in $18.9 million of additional expense. In addition, the cost per therm of natural gas increased 7.4% which resulted in $11.8 million of additional expense.

Gas operating and maintenance expenses

Gas operating and maintenance expenses increased $5.5 million for the year ended December 31, 2008, compared to the same period a year ago. The following changes contributed to the net change:

(In millions)
2008
Increased distribution costs	$0.4
Increased customer accounts costs	0.8
Increased customer service costs	3.1
Increased general and administrative costs	0.6
Increased maintenance costs	0.6
Total	$5.5

As a result of the 2005 Wisconsin Act 141, each Wisconsin utility is required to pay 1.2% of its annual operating revenues to the statewide energy efficiency and renewable resource programs. MGE is allowed to recover these costs in rates through its conservation escrow. For the year ended December 31, 2008, costs associated with funding these programs increased customer service expense by $3.6 million.

Gas depreciation expense

Gas depreciation expense increased $0.6 million for the year ended December 31, 2008, compared to the same period in the prior year.

Other Income (Deductions), Net

During the year ended December 31, 2008, the gas and electric segments incurred $1.7 million in other deductions. The other deductions included a $1.5 million expense for a heating degree day collar, $1.8 million in charitable contributions, a $0.3 million loss related to an equity investment and $0.1 million of net miscellaneous expenses. See Footnote 16 for further discussion of the HDD collar. These deductions were partially offset by income of $0.9 million in AFUDC-equity, a $0.3 million gain on the sale of property, and a $0.8 million gain on investments.

For the year ended December 31, 2007, the gas and electric segments recognized a total of $1.9 million in AFUDC-equity, $0.2 million in equity earnings from miscellaneous investments, and a $0.8 million gain on the sale of investments. This income was offset by $0.3 million in premium expense for a HDD collar, $2.1 million in charitable contributions, and $0.4 million in net miscellaneous expenses.

Interest Expense, Net

For the year ended December 31, 2008, total interest expense for the electric and gas segments increased $1.4 million when compared to the same period in the prior year. For the year ended December 31, 2008, there was a $0.5 million decrease in AFUDC-debt (which is an increase to interest expense), a $0.5 million increase in interest expense on long-term debt, and a $0.6 million increase in net miscellaneous interest expense. These increases in interest expense were offset by a $0.2 million decrease in interest expense on short-term debt.

Nonregulated Energy Operations - MGE Energy and MGE

Nonregulated energy operating revenues

Operating revenues from nonregulated energy operations increased $2.3 million for the year ended December 31, 2008, when compared to the same period in the prior year. Operating revenues from nonregulated energy operations for both the years ended December 31, 2008 and 2007 include $14.9 million in interdepartmental revenues related to a leasing arrangement between MGE and MGE Power West Campus which commenced on April 26, 2005. Upon consolidation, these interdepartmental revenues are eliminated.

MGE also received approval from the PSCW to collect carrying costs expected to be incurred by MGE Power Elm Road during construction of the Elm Road project. MGE estimates that the total carrying costs on the Elm Road project will be $61.3 million. A portion of this amount is being recognized over the period recovered in rates and a portion is being deferred and will be recognized over the period in which the facility is depreciated. For the years ended December 31, 2008 and 2007, MGE Power Elm Road recognized $6.4 million and $4.1 million, respectively, related to carrying costs on the Elm Road project.

Nonregulated energy interest expense, net

For the years ended December 31, 2008 and 2007, interest expense, net at the nonregulated energy operations segment was $2.6 million and $2.5 million, respectively. Interest expense at the nonregulated energy segment for both the years ended December 31, 2008 and 2007, includes $2.8 million in interest expense incurred on $50 million of long-term, fixed-rate borrowings at MGE Power West Campus.

Also included in the nonregulated interest expense is interdepartmental interest expense and capitalized interest at MGE Power Elm Road. During the year ended December 31, 2008 and 2007, MGE Power Elm Road was charged $4.8 million and $3.9 million, respectively, in interest expense by Corporate on funds borrowed for the Elm Road Project. This expense is eliminated upon consolidation for MGE Energy only. The interest expense at MGE Power Elm Road is offset by $4.8 million and $3.9 million, respectively, in capitalized interest. MGE Power Elm Road is capitalizing interest on the Elm Road project.

During the years ended December 31, 2008 and 2007, MGE Power Elm Road recorded $0.1 million and $0.2 million, respectively, in interest income on cash advanced to Elm Road Services, LLC for construction of transmission equipment and work done by ATC related to the Elm Road project.

Transmission Investment Operations - MGE Energy and MGE

For the years ended December 31, 2008 and 2007, other income at the transmission investment segment was $7.2 million and $6.0 million, respectively. The transmission investment segment holds our interest in ATC, and its income reflects our equity in the earnings of ATC.

All Other Nonregulated Operations - MGE Energy

All other - other income, net

The all other segment recorded $2.5 million in other income for the year ended December 31, 2008, primarily due to gains on sales of certain investments.

All other interest income, net

All other interest income, net for the years ended December 31, 2008 and 2007, was $2.8 million and $2.3 million, respectively. Interest income for the year ended December 31, 2008, represents $4.8 million in interdepartmental interest income from MGE Power Elm Road, partially offset by $2.0 million in interest expense on short-term debt. Interest income for the year ended December 31, 2007, represents $3.9 million in interdepartmental interest income from MGE Power Elm Road and $0.2 million in miscellaneous interest income, partially offset by $1.8 million in interest expense on short-term debt. The interdepartmental interest income is eliminated upon consolidation.

Consolidated Other General Taxes

MGE Energy's and MGE's other general taxes increased $1.0 million or 6.5% in 2008. This increase is primarily attributable to an increase in MGE's license fee tax. The annual license fee tax expense is based on adjusted operating revenues of the prior year.

Consolidated Income Taxes

MGE Energy's effective income tax rate for the year ended December 31, 2008, is 35.5% compared to 36.3% for the same period in 2007. This decrease is primarily attributable to the increased federal wind energy tax credit from the Top of Iowa III wind farm which was placed in service in 2008.

MGE's effective income tax rate for the year ended December 31, 2008, is 35.2% compared to 36.2% for the same period in the prior year. The decrease is also primarily attributable to the increased wind energy tax credit.

Minority Interest, Net of Tax

For the year ended December 31, 2008, MGE Energy (through its wholly owned subsidiary MGE Power) earned $7.6 million and $3.9 million, net of tax, for its interest in MGE Power West Campus and MGE Power Elm Road, respectively. Additionally, MGE Energy earned $0.8 million, net of tax for its interest in MGE Transco. These amounts are recorded as minority interest expense, net of tax, on MGE's consolidated statement of income.

For the year ended December 31, 2007, MGE Energy (through its wholly owned subsidiary MGE Power) had earned $7.7 million and $2.6 million, net of tax, for its interest in MGE Power West Campus and MGE Power Elm Road, respectively. Additionally, MGE Energy had earned $0.5 million, net of tax, for its interest in MGE Transco. These amounts are recorded as minority interest expense, net of tax, on MGE's consolidated statement of income.

Year Ended December 31, 2007, Versus the Year Ended December 31, 2006

The following discussion is based on the business segments as discussed in Footnote 24.

Electric Utility Operations

Electric sales and revenues

The following table compares MGE's electric retail revenues and electric kWh sales by customer class during the years ended December 31, 2007 and 2006:

(In thousands, except cooling degree days)	Revenues			kWh Sales
	2007	2006	% Change	2007	2006	% Change
Residential	$113,161	$109,178	3.6%	833,549	809,560	3.0%
Commercial	173,500	165,147	5.1%	1,846,335	1,772,385	4.2%
Industrial	17,905	17,765	0.8%	284,637	286,546	(0.7)%
Other - retail/municipal	26,859	26,710	0.6%	379,785	384,222	(1.2)%
Total retail	331,425	318,800	4.0%	3,344,306	3,252,713	2.8%
Sales for resale	7,076	5,585	26.7%	87,203	94,988	(8.2)%
Other revenues	(4,013)	(5,473)	26.7%	-	-	-
Total	$334,488	$318,912	4.9%	3,431,509	3,347,701	2.5%

Cooling degree days (normal 641)				781	637	22.6%

Electric operating revenues were up 4.9% in 2007 due to the following:

(In millions)	2007
Rate changes	$3.5
Volume	9.1
Sales for resale	1.5
Other revenues	1.5
Total	$15.6

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

35

•

Volume. During 2007, there was a 2.8% increase in total retail sales volumes. This increase represents increased usage by residential and commercial.

•

Sales for resale. Sales for resale represent wholesale sales made to third parties who are not ultimate users of the electricity. These sales may include spot market transactions on the markets operated by MISO or PJM. These sales may also include bilateral sales to other utilities or power marketers. Generating units are dispatched by MISO based on cost considerations as well as reliability of the system. Sales for resale typically occur when MGE has more generation and purchases online than is needed for its own system demand. The excess electricity is then sold to others in the market. During 2007, sales for resale increased $1.5 million. The increase in sales for resale for the year ended December 31, 2007, when compared to the same period in the prior year was largely attributable to a change in the relationship between the cost of purchased power and the cost of internal generation.

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

During the twelve months ended December 31, 2007 and 2006, MGE recovered in electric rates carrying costs and other fees related to WCCF and Elm Road. MGE recorded an $8.2 million and $5.2 million reduction, respectively, to other electric revenues to eliminate the recognition of revenue related to these costs in the electric segment as revenue related to these costs is recorded by MGE Power Elm Road and MGE Power West Campus (see discussion of these revenues in the "nonregulated operations revenues" section).

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

For the year ended December 31, 2007, purchased power expense increased by $0.4 million, or 0.6%. This increase reflected a $6.2 million or 8.1% increase in the per-unit-cost, offset by a $5.8 million or 7.0% decrease in volume of power purchased.

MGE has recorded transactions on the PJM and MISO markets in which we are buying and selling power within the same hour to meet our electric energy delivery requirements on a net basis.

Electric operating and maintenance expenses

Electric operating and maintenance expense increased $4.0 million in 2007. The following changes contributed to the net change in electric operating and maintenance expenses for 2007:

(In millions)	2007
Increased production costs	$2.0
Decreased transmission costs	(0.1)
Increased distribution costs	0.3
Increased customer services, promotions, and account costs	0.2
Increased other general and administrative expenses	0.8
Increased maintenance expenses	0.8
Total	$4.0

Included in the decrease in transmission costs was a $0.9 million cash benefit received for SECA revenues related to prior years. SECA revenues are through and out rates previously charged to MGE by PJM for transactions between RTOs which were subsequently eliminated by FERC.

Electric depreciation

Electric depreciation expense increased $0.7 million in 2007. This increase was attributable to additions to electric assets.

Gas Utility Operations

Gas deliveries and revenues

The following table compares MGE's gas retail revenues and gas delivered by customer class during each of the years ended December 31, 2007 and 2006:

(In thousands, except HDD and average rate per therm)	Revenues			Therms delivered
	2007	2006	% Change	2007	2006	% Change
Residential	$110,046	$101,771	8.1%	92,218	84,354	9.3%
Commercial/industrial	83,799	77,681	7.9%	88,330	82,255	7.4%
Total retail	193,845	179,452	8.0%	180,548	166,609	8.4%
Gas transportation	2,623	2,644	(0.8)%	34,645	36,385	(4.8)%
Other revenues	1,457	3,130	(53.5)%	-	-	-
Total	$197,925	$185,226	6.9%	215,193	202,994	6.0%

Heating degree days (normal 7,076)				6,935	6,520	6.4%
Average rate per therm of retail customers				$1.074	$1.077	(0.3)%

Gas revenues increased 6.9% in 2007 due to the following:

(In millions)	2007
Gas costs/rates	$(0.6)
Gas deliveries	15.0
Other revenues	(1.7)
Total	$12.7

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

•

Retail gas deliveries. In 2007, retail gas deliveries increased 8.4%. This increase was primarily attributable to an increase in heating degree days. Heating degree days for the year ended December 31, 2007, were 6,935 compared to 6,520 for the same period in the prior year.

•

Other gas revenues. In 2007, there was a $1.7 million decrease in other gas revenues. Under MGE's GCIM, if actual gas commodity costs were above or below a benchmark set by the PSCW, then MGE's gas sales service customers and shareholders shared equally in any increased costs or savings. The PSCW allowed MGE to resell gas pipeline capacity reserved to meet peak demands but not needed every day to serve customers. Revenues from capacity release that exceeded or fell short of PSCW-targeted levels were shared equally. In 2007 and 2006, MGE shareholders received the benefit of $0.9 million and $2.5 million from capacity release revenues and commodity savings under the GCIM, respectively.

Cost of gas sold

In 2007, cost of gas sold increased $11.5 million, or 8.9%. Due primarily to higher retail sales volumes, the volume of gas purchased increased $10.8 million for the year ended December 31, 2007, when compared to the prior year. Additionally, a decrease in the gas purchase price coupled with an increase in the PGA provision provided for an overall increase in the cost per therm of 0.5% in 2007, which resulted in a $0.7 million overall increase in expense when compared to the prior year.

Gas operating and maintenance expenses

Gas operating and maintenance expense increased $0.8 million in 2007. The following changes contributed to the net change in gas operating and maintenance expense for the year:

(In millions)	2007
Decreased production costs	$(0.1)
Increased distribution costs	0.4
Increased customer services, promotions, account costs	0.3
Decreased other administrative and general expenses	(0.2)
Increased maintenance expenses	0.4
Total	$0.8

Gas depreciation

Gas depreciation expense increased $0.2 million in 2007 as a result of additional gas plant assets.

Other Income (Deductions), net

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

Interest Expense, net

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

Nonregulated Energy Operations

Nonregulated Energy operating revenues

Operating revenues from nonregulated energy operations were $20.0 million and $18.4 million for the years ended December 31, 2007 and 2006. These amounts included $14.9 million and $15.0 million, respectively, in interdepartmental revenues. The interdepartmental revenues related to the leasing arrangement between MGE and MGE Power West Campus which commenced on April 26, 2005. In accordance with the provisions of this leasing arrangement, the Nonregulated Energy Operations, via MGE Power West Campus, recorded $14.9 million and $15.0 million in lease revenue for the years ended December 31, 2007 and 2006, respectively. Upon consolidation, this interdepartmental amount was eliminated.

Also included in operating revenues was the recognition of revenues related to carrying costs for MGE Power West Campus and MGE Power Elm Road. MGE received approval from the PSCW to collect approximately $12.1 million in carrying costs incurred by MGE Power West Campus during construction of the WCCF facility. MGE is collecting these costs in rates over a period of ten years beginning in 2005. For each of the years ended December 31, 2007 and 2006, MGE Power West Campus recognized $1.1 million related to carrying costs on WCCF, management, demolition, and removal fees.

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

Interest expense for both 2007 and 2006 related to long-term borrowings at MGE Power West Campus was $2.8 million. In 2007, this interest expense was offset by a $0.1 million of miscellaneous interest income.

Also included in the nonregulated interest expense was interdepartmental interest expense at MGE Power Elm Road. During the twelve months ended December 31, 2007 and 2006, MGE Power Elm Road was charged $3.9 million and $1.9 million, respectively, in interest expense by MGE Energy on funds borrowed for the Elm Road Project. Under the provision of SFAS 34, Capitalization of Interest Cost, MGE Power Elm Road capitalized all interest expense on the Elm Road Project during 2007 and 2006. For the years ended December 31, 2007 and 2006, MGE Power Elm Road recorded $0.2 million and $0.1 million in interest income on the cash advanced to Elm Road Services, LLC for construction of transmission equipment and work done by ATC related to Elm Road.

Transmission Investment Operations

For the year ended December 31, 2007, other income at the transmission investment segment was $6.0 million, compared to $5.3 million for the same period in the prior year. The transmission investment segment holds our interest in ATC, and its income reflects our equity earnings in ATC.

All Other Operations

All other interest income, net

All other interest income for the year ended December 31, 2007, was $2.3 million compared to $0.8 million for the year ended December 31, 2006. Interest income for the twelve months ended December 31, 2007 and 2006, included $3.9 million and $1.9 million, respectively, in interdepartmental income from MGE Power Elm Road. Additionally, there was $0.2 million in miscellaneous interest income for the year ended December 31, 2007. In 2007 and 2006, this interest income was offset in part by $1.8 million and $1.1 million, respectively, in interest expense on short-term debt.

Consolidated Other General Taxes

MGE Energy's and MGE's other general taxes increased $0.4 million or 2.4% in 2007. This increase was primarily attributable to an increase in MGE's license fee tax and an increase in MGE's payroll taxes. The annual license fee tax expense is based on adjusted operating revenues of the prior year. These increases were slightly offset by a tax refund received for overpayment of license fees in prior years.

Consolidated Income Taxes

MGE Energy's effective income tax rate was 36.3% for the year ended December 31, 2007, compared to 37.9% for the year ended December 31, 2006. This decrease was primarily attributable to the completion of tax recovery for prior year flow through. The PSCW has allowed rate recovery of deferred taxes on all temporary differences since June 1991 when the FERC Uniform System of Accounts was adopted. Unrecovered deferred taxes in existence at the time of adoption were authorized for rate recovery over 15 years. Recovery of these amounts was completed on December 31, 2006.

Other factors contributing to a decrease in the effective tax rate included the favorable settlement of an income tax examination for which a FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS NO. 109, Accounting for Income Taxes, liability had been recorded, an increase in the domestic manufacturing tax deduction provided by the American Jobs Creation Act of 2004, a federal research tax credit under the alternative simplified credit method, and an increase in AFUDC-equity primarily related to the Top of Iowa III project.

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

Liquidity and Capital Resources

Cash Flows

The following summarizes cash flows for MGE Energy and MGE during the twelve months ended 2008, 2007, and 2006:

	MGE Energy			MGE
(In thousands)	2008	2007	2006	2008	2007	2006
Cash provided by/(used for):
Operating activities	$74,712	$76,586	$101,039	$74,307	$78,542	$97,224
Investing activities	(104,282)	(134,791)	(94,441)	(106,849)	(134,137)	(94,382)
Financing activities	29,887	58,991	(6,926)	32,001	56,208	(2,418)

Cash Provided by Operating Activities

MGE Energy

MGE Energy's consolidated net cash provided by operating activities is derived mainly from the electric and gas operations of its principal subsidiary, MGE.

2008 vs. 2007

Cash provided by operating activities for the twelve months ended December 31, 2008, was $74.7 million, a decrease of $1.9 million when compared to the same period in the prior year primarily as a result of changes in working capital.

MGE Energy's net income increased $3.9 million for the twelve months ended December 31, 2008, when compared to the same period in the prior year.

Depreciation for the twelve months ended December 31, 2008, was $39.3 million compared to $32.2 million in the same period in the prior year. This increase is primarily attributable to higher levels of assets, including the Top of Iowa III wind-powered electric generating facility which was placed in service in the first quarter of 2008 as well as accelerated depreciation of certain Blount assets. For additional information on the Blount accelerated depreciation, see Footnote 19. Depreciation expense associated with Top of Iowa III and the Blount accelerated depreciation is being recovered in rates.

Deferred taxes increased $7.8 million for the twelve months ended December 31, 2008 compared to the twelve months ended December 31, 2007, primarily due to bonus tax depreciation as a result of the Economic Stimulus Act of 2008.

Working capital accounts resulted in $37.6 million in cash used by operating activities for the twelve months ended December 31, 2008, compared to $8.5 million in cash used by operating activities during the same period in the prior year. Contributing to this change is a higher restricted cash balance as a result of additional margin calls associated with MGE Energy's financial and hedging instruments and a higher balance of stored natural gas.

During the twelve months ended December 31, 2007, MGE Energy received $2.5 million in cash proceeds as a result of a Congestion Cost and Line Loss Allocation Services Agreement. In 2007, MGE, along with several other load serving entities in Wisconsin and Upper Michigan, signed a five year agreement in which the parties agreed to aggregate and equitably allocate specified costs that have not been perfectly allocated by the MISO Day 2 electricity market. Amounts collected in 2007 related to this agreement were returned to customers in 2008.

During the twelve months ended December 31, 2008 and 2007, MGE Energy made $7.7 million and $6.3 million, respectively, in discretionary contributions to the pension and other postretirement plans. See Footnote 13 for further discussion of MGE Energy's Pension and Other Postretirement Benefits.

During the twelve months ended December 31, 2008, MGE Energy's other noncurrent items, net contributed to $6.0 million of operating inflows compared to $1.8 million of operating outflows for the twelve months ended December 31, 2007. Factors contributing to this change include regulatory assets for the conservation costs, debt related costs and Elm Road related costs, which are recovered through rates.

2007 vs. 2006

Cash provided by operating activities decreased $24.5 million for the twelve months ended December 31, 2007, when compared to the same period in the prior year. This decrease was primarily attributable to increases in accounts receivable and unbilled revenues. MGE Energy's working capital accounts contributed to $8.5 million in cash used for operating activities for the twelve months ended December 31, 2007, compared to $8.7 million in cash provided by operating activities during the same period in the prior year.

During the twelve months ended December 31, 2007 and 2006, MGE Energy made $6.3 million and $5.8 million, respectively, in discretionary contributions to the pension and other postretirement benefit plans.

MGE Energy recorded $1.9 million in AFUDC-equity funds for the twelve months ended December 31, 2007, compared to $0.6 million for the same period in the prior year. This increase was primarily attributable to the construction of the Top of Iowa III wind generation project.

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

During the twelve months ended December 31, 2007, more working capital was used to support higher receivables and unbilled revenues, partially offset by an increase in payables and a decrease in inventories. In addition, there was a decrease in short term liabilities reflecting, in part, the payment of a $2.3 million refund to customers on April 24, 2007. That refund was the result of the interim fuel credit and subject to refund provision instituted by the PSCW in 2006. This payment had no impact on net income for the twelve months ended December 31, 2007. Included in the December 31, 2006, operating cash flows was the collection of the $2.4 million of the retainage receivable from the State under the EPC agreement related to the construction of WCCF. Cash outflows related to other noncurrent items, net were $1.8 million for the twelve months ended December 31, 2007, compared to cash inflows of $4.4 million in the twelve months ended December 31, 2006.

During the twelve months ended December 31, 2007, MGE Energy received $2.5 million in cash proceeds as a result of a Congestion Cost and Line Loss Allocation Services Agreement. In 2007, MGE, along with several other load serving entities in Wisconsin and Upper Michigan, signed a five year agreement in which the parties agreed to aggregate and equitably allocate specified costs that have not been perfectly allocated by the MISO Day 2 electricity market. Amounts collected in 2007 related to this agreement were returned to customers in 2008.

For the twelve months ended December 31, 2007, MGE Energy recorded $6.0 million in equity earnings from ATC and received $4.4 million in cash dividends from ATC. For the same period in the prior year, MGE Energy recorded $5.3 million in equity earnings from ATC and received $4.0 million in cash dividends from ATC.

MGE

2008 vs. 2007

Cash provided by operating activities for the twelve months ended December 31, 2008, was $74.3 million, a decrease of $4.2 million when compared to the same period in the prior year primarily as a result of changes in working capital.

MGE's net income increased $0.5 million for the twelve months ended December 31, 2008, when compared to the same period in the prior year.

Depreciation for the twelve months ended December 31, 2008, was $39.3 million compared to $32.2 million in the same period in the prior year. This increase is primarily attributable to higher levels of assets, including the Top of Iowa III wind-powered electric generating facility which was placed in service in the first quarter of 2008 as well as accelerated depreciation of certain Blount assets. For additional information on the Blount accelerated depreciation, see Footnote 19. Depreciation expense associated with Top of Iowa III and the Blount accelerated depreciation is being recovered in rates.

Deferred taxes increased $7.7 million for the twelve months ended December 31, 2008 compared to the twelve months ended December 31, 2007, primarily due to bonus tax depreciation as a result of the Economic Stimulus Act of 2008.

Working capital accounts resulted in $39.2 million in cash used by operating activities for the twelve months ended December 31, 2008, compared to $7.6 million in cash used by operating activities during the same period in the prior year. Contributing to this change is a higher restricted cash balance as a result of additional margin calls associated with MGE's financial and hedging instruments and a higher balance of stored natural gas.

During the twelve months ended December 31, 2007, MGE received $2.5 million in cash proceeds as a result of a Congestion Cost and Line Loss Allocation Services Agreement. In 2007, MGE, along with several other load serving entities in Wisconsin and Upper Michigan, signed a five year agreement in which the parties agreed to aggregate and equitably allocate specified costs that have not been perfectly allocated by the MISO Day 2 electricity market. Amounts collected in 2007 related to this agreement were returned to customers in 2008.

During the twelve months ended December 31, 2008 and 2007, MGE made $7.7 million and $6.3 million, respectively in discretionary contributions to the pension and other postretirement plans. See Footnote 13 for further discussion of MGE's Pension and Other Postretirement Benefits.

During the twelve months ended December 31, 2008, MGE's other noncurrent items, net contributed to $6.0 million of operating inflows compared to $2.0 million of operating outflows for the twelve months ended December 31, 2007. Factors contributing to this change include regulatory assets for the conservation costs, debt related costs and Elm Road related costs.

2007 vs. 2006

Cash provided by operating activities decreased $18.7 million for the twelve months ended December 31, 2007, when compared to the same period in the prior year. This decrease was primarily attributable to increases in accounts receivable and unbilled revenues. MGE's working capital accounts contributed $7.6 million in cash used for operating activities for the twelve months ended December 31, 2007, compared to $5.5 million in cash provided by operating activities during the same period in the prior year.

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

MGE's working capital accounts contributed to $7.6 million in cash used for operating activities for the twelve months ended December 31, 2007, compared to $5.5 million in cash provided by operating activities during the same period in the prior year. During the twelve months ended December 31, 2007, more working capital was used to support higher receivable and unbilled revenues balances, partially offset by an increase in payables and a decrease in inventories. In addition, there was a decrease in short term liabilities reflecting, in part, the payment of a $2.3 million refund to customers on April 24, 2007. That refund was the result of the interim fuel credit and subject to refund provision instituted by the PSCW in 2006. This payment had no impact on net income for the twelve months ended December 31, 2007. Cash outflows related to other noncurrent items, net were $2.0 million for the twelve months ended December 31, 2007, compared to cash inflows of $4.4 million in the twelve months ended December 31, 2006.

During the twelve months ended December 31, 2007, MGE received $2.5 million in cash proceeds as a result of a Congestion Cost and Line Loss Allocation Services Agreement. In 2007, MGE, along with several other load serving entities in Wisconsin and Upper Michigan, signed a five year agreement in which the parties agreed to aggregate and equitably allocate specified costs that have not been perfectly allocated by the MISO Day 2 electricity market. Amounts collected in 2007 related to this agreement were returned to customers in 2008.

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

Capital Requirements and Investing Activities

MGE Energy

2008 vs. 2007

MGE Energy's cash used for investing activities decreased $30.5 million for the twelve months ended December 31, 2008, when compared to the same period in the prior year.

Capital expenditures for the twelve months ended December 31, 2008, were $105.8 million. This amount represents a $30.5 million decrease from the expenditures made in the same period in the prior year. This decrease is related to decreased construction activity for the Top of Iowa III wind generation project of $28.5 million and a decrease of $3.1 million for capital expenditures related to Elm Road. These decreases were partially offset by increased construction activity in other utility capital expenditures of $1.2 million.

During the twelve months ended December 31, 2008, MGE Energy made a cash capital contribution of $3.4 million to ATC. During the twelve months ended December 31, 2007, MGE Energy did not make any cash capital contributions to ATC. However, during the twelve months ended December 31, 2007, MGE (through MGE Transco) transferred $1.4 million in certain transmission assets to ATC. In exchange for this transfer, MGE Transco received $0.7 million in cash proceeds and $0.7 million in an additional investment in ATC.

During the twelve months ended December 31, 2008, proceeds from the sale of property were $0.3 million. These proceeds primarily relate to the sale of nonutility property.

During the twelve months ended December 31, 2008, MGE Energy received $3.6 million in cash proceeds from the sale of equity investments compared to $0.9 million received during the twelve months ended December 31, 2007.

2007 vs. 2006

In 2007, MGE Energy's cash used for investing activities increased $40.4 million. Capital expenditures for the year ended December 31, 2007, were $136.3 million. This amount represents a $43.7 million increase in capital expenditures from those made in the prior year. This increase was related to the construction activity for the Elm Road project ($23.3 million) and the Top of Iowa III wind project ($25.8 million). These increases were partially offset by a $1.6 million decrease in capital expenditures related to WCCF and a $3.8 million decrease in other MGE utility plant additions.

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

During the year ended December 31, 2007, MGE Energy's cash provided by other cash investing activities was $0.2 million compared to $0.9 million in the prior year.

During the twelve months ended December 31, 2007, MGE Energy received $0.9 million in cash proceeds from the sale of equity investments.

MGE

2008 vs. 2007

MGE's cash used for investing activities decreased $27.3 million for the twelve months ended December 31, 2008, when compared to the same period in the prior year.

Capital expenditures for the twelve months ended December 31, 2008, were $105.8 million. This amount represents a $30.5 million decrease from the expenditures made in the same period in the prior year. This decrease is related to decreased construction activity for the Top of Iowa III wind generation project of $28.5 million and a decrease of $3.1 million for capital expenditures related to Elm Road. These decreases were partially offset by increased construction activity for other utility capital expenditures of $1.2 million.

During the twelve months ended December 31, 2008, MGE (through MGE Transco) made a cash capital contribution of $3.4 million to ATC. During the twelve months ended December 31, 2007, MGE did not make any cash capital contributions to ATC. However, during the twelve months ended December 31, 2007, MGE (through MGE Transco) transferred $1.4 million in certain transmission assets to ATC. In exchange for this transfer, MGE Transco received $0.7 million in cash proceeds and $0.7 million in an additional investment in ATC.

During the twelve months ended December 31, 2008, proceeds from the sale of property were $0.3 million. These proceeds primarily relate to the sale of nonutility property.

2007 vs. 2006

In 2007, MGE's cash used for investing activities increased $39.8 million. Capital expenditures for the year ended December 31, 2007, were $136.3 million. This amount represents a $43.7 million increase in capital expenditures from those made in the prior year. This increase was related to the construction activity for the Elm Road project ($23.3 million) and the Top of Iowa III wind project ($25.8 million). These increases were partially offset by a $1.6 million decrease in capital expenditures related to WCCF and a $3.8 million decrease in other MGE utility plant additions.

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

During the year ended December 31, 2007, MGE's cash provided by other cash investing activities was $0.7 million compared to $0.9 million in the prior year.

During the twelve months ended December 31, 2007, MGE received $0.9 million in cash proceeds from the sale of equity investments.

Capital expenditures

The following table shows MGE Energy's budgeted capital expenditures for 2009 and actual capital expenditures for both 2008 and 2007:

(In thousands) For the years ended December 31,	2009	2008	2007
	(Budget)	(Actual)	(Actual)
Electric	$42,586	$47,033	$70,687
Gas	18,414	8,441	12,091
Utility plant total	61,000	55,474	82,778
Nonregulated	22,834	50,303	53,480
MGE Energy total	$83,834	$105,777	$136,258

As of December 31, 2008, MGE Energy had a working capital deficit (current liabilities exceeded current assets). This deficit is in part due to MGE Energy funding the majority of its capital commitments for the Elm Road project with short-term debt. MGE Energy intends to fund future capital commitments for the Elm Road project with funds generated from normal operations, through the issuance of equity, the issuance of long-term debt, and short-term debt.

MGE Energy's and MGE's liquidity is primarily affected by their construction requirements. MGE Energy's major 2008 capital projects include Elm Road and the Top of Iowa III wind project. During 2008, $49.9 million in capital expenditures were incurred for the construction of Elm Road. Included in this amount is $4.8 million of interest capitalized in accordance with the provisions set forth in SFAS No. 34. During 2008, MGE expended $7.9 million on capital additions for the construction of the Top of Iowa III wind project and recorded an additional $0.6 million in AFUDC.

As of December 31, 2008, MGE Power Elm Road's remaining capital commitments for the Elm Road project are estimated to be $27.2 million. Included in this amount is $1.7 million, which has been accrued and recorded as construction work in progress at December 31, 2008. Based on current forecasts, capital expenditures for this project are expected to be $22.3 million in 2009, $4.8 million in 2010, and $0.1 million in 2011. These amounts may change as a result of modifications to the project cost estimate or timing differences. See Footnote 21a for additional information regarding a claim for additional costs filed by the Elm Road project contractor.

MGE Energy used funds received as dividend payments from MGE Power West Campus as well as short and long-term external financing to meet its 2008 capital requirements and cash obligations, including dividend payments. External financing included short-term financing under existing lines of credit and proceeds from equity issued under the Stock Plan.

Financing Activities

MGE Energy

2008 vs. 2007

Cash provided by MGE Energy's financing activities was $29.9 million for the twelve months ended December 31, 2008, compared to $59.0 million for the twelve months ended December 31, 2007. MGE Energy's major capital expenditures (Top of Iowa III wind project and Elm Road project) were primarily funded with short-term debt, the issuance of common stock and additional long-term debt.

MGE Energy received $31.0 million and $32.8 million in cash proceeds as the result of stock issued during the twelve months ended December 31, 2008 and 2007, respectively.

For the twelve months ended December 31, 2008, dividends paid were $31.8 million compared to $30.3 million for same period in the prior year. This increase was a result of a higher dividend per share ($1.43 vs. $1.41) and an increase in the number of shares outstanding.

MGE Energy repaid $30.0 million of long-term debt in the twelve months ended December 31, 2008, compared to $15.0 million in the twelve months ended December 31, 2007. MGE Energy issued $40.0 million of long-term debt in the twelve months ended December 31, 2008, compared to $25.0 million in the twelve months ended December, 2007.

For the twelve months ended December 31, 2008, net short-term debt borrowings were $21.0 million compared to $46.5 million for the same period in the prior year.

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

MGE Energy received $32.8 million and $17.1 million in cash proceeds as the result of stock issued during the twelve months ended December 31, 2007 and 2006, respectively. This increase was attributable to stock issued under the Stock Plan and stock issued pursuant under the Distribution Agreement.

Cash dividends paid on common stock during the year ended December 31, 2007, were $30.3 million compared to $28.5 million for the same period in the prior year. This increase was a result of a higher dividend per share ($1.41 vs. $1.39) and an increase in the number of shares outstanding.

During the twelve months ended December 31, 2007, MGE Energy repaid $15.0 million of its 7.49% medium-term notes which came due September 20, 2007, and issued $25.0 million in 6.247% medium-term notes due September 15, 2037.

MGE

2008 vs. 2007

During the twelve months ended December 31, 2008, cash provided by MGE's financing activities was $32.0 million compared to of $56.2 million in the same period in the prior year.

No cash dividends were paid from MGE to MGE Energy for the twelve months ended December 31, 2008. For the twelve months ended December 31, 2007, cash dividends made from MGE to MGE Energy were $15.6 million.

MGE repaid $30.0 million of long-term debt in the twelve months ended December 31, 2008, compared to $15.0 million in the twelve months ended December 31, 2007.

MGE issued $40.0 million of long-term debt in the twelve months ended December 31, 2008, compared to $25.0 million in the twelve months ended December 31, 2007.

For the twelve months ended December 31, 2008, net short-term debt repayments were $10.0 million compared to net short-term issuance of $31.5 million for the same period in the prior year.

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

During the twelve months ended December 31, 2007, MGE repaid $15.0 million of its 7.49% medium-term notes which came due September 20, 2007 and issued $25.0 million in 6.247% medium-term notes due September 15, 2037.

Dividend Restrictions

Dividend payments by MGE to MGE Energy are subject to restrictions arising under a PSCW rate order and, to a lesser degree, MGE's first mortgage bonds. The PSCW order limits the amount of dividends that MGE may pay MGE Energy when its common equity ratio, calculated in the manner used in the rate proceeding, is less than 55%. Under those circumstances, MGE may not pay dividends in excess of $26.8 million and $26.1 million for 2008 and 2007, respectively, plus dividends on shares issued in excess of the shares issued in the rate proceeding forecast if the proceeds are invested in MGE. MGE's 13-month rolling average common equity ratio at December 31, 2008 and 2007, is estimated to be 50.4% and 53.1%, respectively, as determined under the calculation used in the rate proceeding. While MGE was not restricted from paying cash dividends in 2008, in order to build additional common stock equity in MGE, no cash dividends were paid to MGE Energy. MGE paid cash dividends of $15.6 million to MGE Energy in 2007. The rate proceeding calculation includes as indebtedness imputed amounts for MGE's outstanding purchase power capacity payments and other PSCW adjustments, but does not include the indebtedness associated with MGE Power West Campus, which is consolidated in accordance with FIN 46(R) into MGE's financial statements.

MGE has covenanted with the holders of its first mortgage bonds not to declare or pay any dividend or make any other distribution on or purchase any shares of its common stock unless, after giving effect thereto, the aggregate amount of all such dividends and distributions and all amounts applied to such purchases, after December 31, 1945, shall not exceed the earned surplus (retained earnings) accumulated subsequent to December 31, 1945. As of December 31, 2008, approximately $218.7 million was available for the payment of dividends under this covenant.

Credit Facilities

At December 31, 2008, MGE Energy and MGE had the following aggregate bank commitments and available capacity under the credit agreements and the indicated amounts of outstanding commercial paper:

Borrower	Aggregate Bank Commitments (in millions)		Outstanding Commercial Paper	Outstanding Lines of Credit	Available Capacity under Revolving Credit Agreements
MGE Energy	$80.0	(1, 2)	$ -	$73.5	$ 6.5
	$20.0	(3)	$ -	$ -	$20.0
	$20.0	(4)	$ -	$ -	$20.0
MGE	$55.0	(1, 2)	$51.0	$ -	$ 4.0
	$20.0	(5)	$ -	$ -	$20.0

(1)

Expires December 21, 2010.

(2)

Borrowings bear interest based on either prime or LIBOR plus, in the case of the LIBOR-based rate, an adder, not to exceed 0.750%, based on the senior unsecured credit rating of MGE.

(3)

Expires August 28, 2009. Borrowings bear interest based on either prime or a LIBOR-based rate plus, in the case of the LIBOR-based rate, an adder, not to exceed 1.0% per annum, based on the senior unsecured credit rating of MGE.

(4)

Expires September 30, 2009. Borrowings bear interest based on either (1) a "floating rate," calculated on a daily basis as the highest of a prime rate, a Federal Funds effective rate plus 1/2% per annum, or a Eurodollar Rate for a one month interest plus 1.0% or (2) a "Eurodollar Rate," calculated as provided in the agreement for the selected interest period, plus 1.0%.

(5)

Expires March 31, 2009. Borrowings bear interest based on either prime or a LIBOR-based rate plus, in the case of the LIBOR-based rate, 0.4%.

The agreements require the borrower to maintain a ratio of consolidated debt to consolidated total capitalization not to exceed a maximum of 65%. The ratio calculation excludes assets, liabilities, revenues and expenses included in MGE's financial statements as a result of the application of FIN 46(R). At December 31, 2008, the ratio of consolidated debt to consolidated total capitalization for each of MGE Energy and MGE were 45.3% and 42.2%, respectively. See Footnote 10, for additional information regarding the credit facilities.

Capitalization and Credit Ratings

MGE Energy's capitalization ratios were as follows:

	MGE Energy
	2008	2007
Common shareholders' equity	54.7%	53.9%
Long-term debt*	31.1%	33.1%
Short-term debt	14.2%	13.0%
*Includes the current portion of long-term debt

Below is a table of MGE's current credit ratings. MGE Energy is not rated because it has not issued any debt securities.

	Standard & Poor's	Moody's
First Mortgage Bonds	AA-	Aa2
Unsecured debt	AA-	Aa3
Commercial paper	A1+	P1

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

Recent Developments in the Capital and Credit Markets

The recent uncertainty in the capital and credit markets has adversely affected the United States and global economies. These events have the potential to create additional risks for businesses, including MGE Energy and MGE, during 2009. MGE Energy and MGE have performed additional analyses to determine the potential impact, if any, of recent market conditions on its financial statements. These analyses and assessments include counterparty creditworthiness, value of our investments, access to liquidity in the capital and credit markets, and exposure to operational risk.

Operational

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

Liquidity

Long-term instability in the financial markets, as a result of recession or otherwise, also may affect the cost of capital and our ability to raise capital. MGE Energy and MGE believe they have sufficient liquidity despite the disruption of capital and credit markets. MGE Energy and MGE do not anticipate a need for further long-term financing until the third quarter of 2009.

Counterparty creditworthiness

Credit risk also includes the risk that trading counterparties that owe us money or product will breach their obligations. MGE's risk management policy is to limit transactions to a group of high quality counterparties. Should the counterparties to these arrangements fail to perform, we may be forced to enter into alternative arrangements. In that event, our financial results could be adversely affected and we could incur losses.

Pension

MGE sponsors defined benefit pension plans and postretirement benefits plans for our employees. The oversight on the investments held in the plans is substantial, and we followed established investment policies and practices. Nonetheless, the broad market declines have affected the value of our employee benefit plans trusts' assets, which declined in value by approximately 27.5% during the twelve months ended December 31, 2008. Substantial changes in the value of trust fund assets, such as those experienced, are expected to affect the level of required contributions to these trusts to meet benefit obligations. Changes in the value of plan assets did not have an impact on the income statement for 2008; however, reduced benefit plan assets are expected to result in increased benefit costs in future years and may increase the amount and accelerate the timing of required future funding contributions.

Insurance

MGE Energy has reviewed its exposure to insurance risk and has concluded that there are no material changes related to the cost or availability of liability, property and other forms of insurance. Management continues to monitor closely events and the ratings for insurance companies associated with insurance programs.

Contractual Obligations and Commercial Commitments for MGE Energy and MGE

MGE Energy's and MGE's contractual obligations as of December 31, 2008, representing cash obligations that are considered to be firm commitments, are as follows:

(In thousands)		Payment due within:			Due after
	Total	1 Year	2-3 Years	4-5 Years	5 Years
MGE Energy
Long-term debt (a)	$273,500	$ -	$ -	$34,647	$238,853
Short-term debt (b)	124,500	124,500	-	-	-
Interest expense (c)	264,895	15,870	31,741	30,012	187,272
Operating leases (d)	20,439	2,446	3,951	3,007	11,035
Purchase obligations (e)	535,060	100,796	127,640	84,188	222,436
Other obligations (f)	6,539	3,099	751	513	2,176
Purchase obligations-Elm Road (g)	27,182	22,327	4,855	-	-

Purchase obligations - Environmental (i)	1,246	1,246	-	-	-
Total MGE Energy contractual obligations	$1,253,361	$270,284	$168,938	$152,367	$661,772
MGE
Long-term debt (a)	$273,500	$ -	$ -	$34,647	$238,853
Short-term debt (h)	51,000	51,000	-	-	-
Interest expense (c)	264,895	15,870	31,741	30,012	187,272
Operating leases (d)	20,439	2,446	3,951	3,007	11,035
Purchase obligations (e)	535,060	100,796	127,640	84,188	222,436
Other obligations (f)	5,328	1,888	751	513	2,176
Purchase obligations-Elm Road (g)	27,182	22,327	4,855	-	-

Purchase obligations - Environmental (i)	1,246	1,246	-	-	-
Total MGE contractual obligations	$1,178,650	$195,573	$168,938	$152,367	$661,772

For additional information about:

(a) Long-term debt consisting of secured first mortgage bonds, unsecured medium-term notes, Industrial Development Revenue Bonds issued by MGE, and private placement debt issued by MGE and MGE Power West Campus. See Footnote 9 of the Notes to Consolidated Financial Statements.

(b) Short-term debt consisting of commercial paper for MGE and borrowings under MGE Energy lines of credit, see Footnote 10 of the Notes to Consolidated Financial Statements.

(c) Amount represents interest expense on long-term facilities. See Footnote 9 of the Notes to Consolidated Financial Statements for further discussion of the long term debt outstanding at December 31, 2008.

(d) Operating leases. See Footnote 18 of the Notes to Consolidated Financial Statements.

(e) Purchase obligations for MGE consist primarily of the purchase of electricity and natural gas, electric transmission, natural gas storage capacity, natural gas pipeline transportation, and the purchase and transport of coal. See Footnote 18 of the Notes to Consolidated Financial Statements for additional discussion.

(f) Other obligations are primarily related to investment commitments, easements, and charitable donations. Also included is the liability related to FIN 48. For additional information on the unrecognized tax benefit, see Footnote 12 of the Notes to Consolidated Financial Statements.

(g) Purchase obligations for MGE and MGE Energy related to contracts for equipment and services related to the construction of Elm Road. See Footnotes 18 and 21 of the Notes to Consolidated Financial Statements.

(h) Short-term debt consisting of commercial paper. See Footnote 10 of the Notes to Consolidated Financial Statements.

(i) Contractual commitments for certain services and capital at the jointly owned Columbia plant that will be acquired to ensure compliance with certain environmental initiatives. Also included is a commitment related to greenhouse gas reduction efforts as a result of a settlement agreement with Clean Wisconsin, Inc. and Sierra Club over the ERGS WPDES permit.

The above amounts do not include any contributions for MGE's pension and postretirement plans. In January 2009, a $6.0 million discretionary contribution was made to the pension plans in order to fund the plans to an 80% funding target level as of January 1, 2009 under the Employee Retirement Income Security Act (ERISA) and the Pension Protection Act of 2006. Subsequent required contributions to the plans for 2009 through 2013 are expected to be between $9.0 million to $11.0 million each year. The required contributions for years after 2013 are currently not yet estimated. MGE has adopted the asset smoothing as permitted in accordance with the Pension Protection Act of 2006, including modifications made by WRERA. Due to uncertainties in the future economic performance of plan assets, discount rates, and other key assumptions, required estimated contributions are subject to change. MGE may also elect to make additional discretionary contributions.

The above amounts, also, do not include future voluntary capital calls to ATC. On January 30, 2009, MGE Transco made a voluntary $0.9 million capital contribution to ATC. The amount and timing of future voluntary capital calls is uncertain and primarily dependent on the operations and expansion of ATC.

MGE Energy's and MGE's commercial commitments as of December 31, 2008, representing commitments triggered by future events and including financing arrangements to secure obligations of MGE Energy and MGE, and guarantees by MGE, are as follows:

		Expiration within:			Due after
(In thousands)	Total	1 Year	2-3 Years	4-5 Years	5 Years
MGE Energy
Available lines of credit (a)	$195,000	$60,000	$135,000	$-	$-
Guarantees (b)	3,849	648	1,478	769	954
MGE
Available lines of credit (c)	$75,000	$20,000	$55,000	$-	$-
Guarantees (b)	3,849	648	1,478	769	954

For additional information about:

(a) Amount includes those facilities discussed in (c) plus three additional line of credits. MGE Energy has available at any time an $80.0 million committed revolving credit agreement, expiring in December 2010, a $20.0 million revolving credit facility, expiring at the end of August 2009, and another $20.0 million revolving credit facility, expiring at the end of September 2009. At December 31, 2008, MGE Energy had borrowed $73.5 million under these credit facilities. Accordingly, MGE Energy's available credit under these credit facilities were $46.5 million at December 31, 2008.

(b) MGE has guaranteed repayment of certain receivables it sold to a financial institution under a chattel paper agreement. See Footnote 18 of the Notes to Consolidated Financial Statements.

(c) Amounts include a five-year, $55.0 million committed revolving credit agreement expiring in December 2010, and an additional $20.0 million line of credit that matures on March 31, 2009. Each credit facility is used to support commercial paper issuances. At December 31, 2008, there were no borrowings under either credit facility. At December 31, 2008, there was $51.0 million of commercial paper outstanding.

Restructuring Activities

In January 2006, MGE announced a plan, subject to certain conditions, that includes discontinuing coal use at the end of 2011 at Blount. The plant will continue to run on natural gas but will be reduced from its current approximate 190 MW capacity to 100 MW when coal burning is discontinued. MGE has determined that certain employee positions will be eliminated in 2011 as a result of this exit plan.

MGE entered into severance agreements providing severance benefits to the employees affected by the exit plan. The benefits are expected to be paid as follows: $0.1 million in 2010 and $1.2 million in 2011. MGE will recover in rates the costs associated with the discontinuance of coal at Blount.

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

MGE monitors the reasonableness of the unbilled revenue estimate through the review of ratios such as unbilled electric consumption compared to billed electric sales. In the case of unbilled gas, the estimated unbilled consumption is compared to various other statistics, including percent of billed sales, change in unbilled month to month and change in unbilled compared to the prior year in order to confirm its reasonableness.

Allowance for Doubtful Accounts

MGE maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. It determines the allowance based on historical write-off experience, regional economic data, and review of the accounts receivable aging. The Company reviews its allowance for doubtful accounts monthly. To be more consistent with general utility practice, during the fourth quarter of 2008, MGE changed its policy of writing off certain accounts from six months to three months which resulted in a decrease to both accounts receivable and allowance for doubtful accounts of approximately $0.9 million. Although management believes that the allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses, if the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

51

•

Assumed return on assets. This assumption represents the rate of return on plan assets reflecting the average rate of earnings expected on the funds invested (or to be invested) to provide for the benefits included in the projected benefit obligation. For 2008, MGE used an assumed return on assets of 9.0% for pension and 7.85% for other postretirement benefits. One of the approaches MGE used in determining its assumed return on assets is based on historical returns. As of December 31, 2008, the ten-year historical annualized return was 4.81%. Holding other assumptions constant, for every 1% reduction in the expected rate of return on plan assets, annual pension and other postretirement cost would increase by approximately $1.5 million, before taxes.

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

In June 2006, the FASB issued FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. The interpretation applies to all tax positions accounted for in accordance with SFAS No. 109 and requires a recognition threshold and measurement standard for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in an income tax return. FIN 48 defines the threshold for recognizing tax return positions in the financial statements as "more likely than not" that the position is sustainable, based on its merits. Subsequent recognition, derecognition, and measurement is based on management's best judgment given the facts, circumstances and information available at the reporting date. MGE Energy and MGE adopted the provisions of FIN 48 on January 1, 2007.

Accounting for Derivative Instruments

MGE accounts for derivative financial instruments under SFAS No. 133, Accounting for Derivatives and Hedging Activities, and SFAS No. 149, Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities. Under the provisions of SFAS No. 133, all derivatives except those qualifying for the normal purchase normal sale exception are recognized on the balance sheet at their fair value. Fair value is determined using current quoted market prices, except for the ten-year PPA which is valued utilizing an internally-developed pricing model. This model includes observable and unobservable inputs.

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

ARO

MGE has adopted SFAS No. 143, Accounting for Asset Retirement Obligations, and FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47).

The ability to reasonably estimate an ARO was a matter of management judgment, based upon management's ability to estimate a settlement date or range of settlement dates and a method or potential method of settlement of its AROs. In determining whether our AROs could be reasonably estimated, management considered past practices, industry practices, management's intent, and the estimated economic life of the assets. The fair value of the AROs was then estimated using an expected present value technique. Changes in management's assumptions regarding settlement dates, settlement methods, or assigned probabilities could have a material effect on the liability recorded at December 31, 2008, as well as the regulatory asset recorded. The liabilities associated with AROs will be adjusted on an ongoing basis due to the passage of time and revisions to either the timing or the amount of the original estimates of undiscounted cash flows. These adjustments could have a significant impact on the Consolidated Balance Sheets. For more information regarding FAS 143/FIN 47, see Footnote 20 of the Notes to Consolidated Financial Statements.

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

Adoption of Accounting Principles and Recently Issued Accounting Pronouncements - MGE Energy and MGE

FAS 160 and FAS 141(R)

In December 2007, the FASB issued FAS 160, Non-Controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 and FAS 141(R), Business Combinations. These pronouncements will change the accounting and reporting for business acquisitions and noncontrolling interest in a subsidiary. In addition, FAS 160 will change the accounting and reporting for the deconsolidation of a subsidiary. FAS 160 and FAS 141(R) will be effective for MGE and MGE Energy as of January 1, 2009 and will affect the presentation of the minority interest on MGE's financial statements.

FAS 161

In March 2008, the FASB issued FAS 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption allowed. MGE and MGE Energy have elected not to early adopt this pronouncement. Therefore, FAS 161 will be effective for MGE and MGE Energy as of January 1, 2009 and will not have any material impact on MGE Energy and MGE.

FSP FAS No. 157-2

In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. MGE Energy and MGE have elected to defer the adoption of the nonrecurring fair value measurement disclosures of nonfinancial assets and liabilities. The adoption of FSP FAS 157-2, effective January 1, 2009, will not have any material impact on MGE Energy and MGE.

FSP FAS 140-4 and FIN 46(R)-8

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8 which amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to provide additional disclosures about transfers of financial assets. It also amends FASB Interpretation No. 46, Consolidation of Variable Interest Entities, to require public enterprises to provide additional disclosures about their involvement with variable interest entities. The adoption of FSP FAS 140-4 and FIN 46(R)-8 is effective for the reporting period ending December 31, 2008, and did not have any material impact on MGE Energy and MGE.

FSP FAS 132(R)-1

In December 2008, the FASB issued FSP FAS 132(R)-1, which amends FASB Statement No. 132 Employers' Disclosures about Pensions and Other Postretirement Benefits. This amendment provides guidance on employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. The adoption of FSP FAS 132 (R)-1 is effective for fiscal years ending after December 15, 2009. MGE Energy and MGE are currently assessing the impact this pronouncement will have on their financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

MGE Energy and MGE are potentially exposed to market risk associated with interest rates, commodity prices, weather, and equity returns. MGE currently has no exposure to foreign currency risk. MGE manages some risk exposure through risk management policies and the use of derivative instruments. MGE's risk management policy prohibits speculative trading transactions.

Weather Risk

MGE's sales forecasts, used to establish rates, are set by the PSCW based upon estimated temperatures, which approximate 20-year historical averages. MGE's electric revenues are sensitive to the summer cooling season and, to some extent, to the winter heating season. A significant portion of MGE's gas system demand is driven by heating. MGE's gas margin (revenues less cost of gas sold) is collected under a combination of fixed and volumetric rates set by the PSCW based on "normal weather." As a result of weather-sensitive demand and volumetric rates, a portion of MGE's gas margin is at risk for warmer-than-normal weather. MGE may use weather derivatives, pursuant to its risk management program, to reduce the impact of weather volatility on its gas margin.

MGE may also be impacted by extreme weather conditions. Such conditions may damage critical operating assets or may negatively impact the price of commodity and other costs.

A summary of actual weather information in the utility segment's service territory during 2008, 2007, and 2006, as measured by degree days, may be found in Results of Operations.

Gas margin (regulated gas revenues less cost of gas sold) is not a measurement defined under GAAP. MGE Energy and MGE believe this measurement is useful in analyzing the gas utility segment. However, it may not be comparable to measurements of other companies. In addition, this measurement may not be more useful than the GAAP information regarding the gas utility segment provided elsewhere in this report.

Commodity Price Risk

MGE has commodity price risk exposure with respect to the price of natural gas, electricity, coal, emission credits, and oil. MGE employs established policies and procedures to reduce the market risks associated with changing commodity prices. MGE's commodity risks are somewhat mitigated by the current ratemaking process in place for recovering electric fuel cost, purchased energy costs, and the cost of natural gas. MGE's electric fuel costs are subject to fuel rules established by the PSCW. Under the electric fuel rules, MGE may be required to refund to customers if the fuel rules costs fall outside the lower end of the range and would be allowed to request a surcharge if the fuel rules costs exceeded the upper end of the range. The range is defined by the PSCW and has been modified throughout the years based on market conditions and other relevant factors. MGE is subject to a plus or minus 2% range. MGE's gas segment is governed by the purchased gas adjustment clause (PGA). Under the PGA, MGE is able to pass through to customers the cost of gas, subject to certain limited incentives. Under both the electric fuel rules and PGA clause, MGE may include in the cost of fuel (natural gas or power) the costs and benefits of fuel price risk management tools implemented under the risk management plan approved by the PSCW.

MGE also reduces price risk caused by market fluctuations via physical contracts and financial derivative contracts, including futures, swaps, options, forwards, and other contractual commitments. Under MGE's risk management plan, the maximum length of time over which cash flows related to energy commodities are currently being cash-flow hedged is primarily one year. MGE's energy contracts are accounted for under SFAS 133, Accounting for Derivatives and Hedging Activities. Many of the contracts qualify for the normal purchase and sales exemption to SFAS 133. Those that do not qualify for this exemption are recorded as assets or liabilities on the balance sheet at fair value. Changes in the fair value of derivative instruments are recorded in current earnings or deferred in accumulated other comprehensive income (loss), depending on whether a derivative is designated as, and is effective as, a hedge and depending on the type of hedge transaction.

If the derivative qualifies for regulatory deferral subject to the provisions of SFAS No. 71, Accounting for the Effects of Certain Types of Regulation, the derivatives are marked to fair value pursuant to SFAS No. 133 and are offset with a corresponding regulatory asset or liability.

At December 31, 2008, MGE has financial gas and electric commodity contracts to hedge commodity price risk in the gas and electric segments. These contracts are primarily comprised of exchange-traded option and future contracts to manage the cost of gas. MGE also holds FTRs which are used to hedge the risk of increased congestion charges. At December 31, 2008, the cost basis of these instruments exceeded their fair value by $10.0 million. Under the PGA clause and electric fuel rules, MGE may include in the costs of fuel (natural gas or power) the costs and benefits of the aforementioned fuel price risk management tools. Because these costs/benefits are recoverable, the related unrealized loss/gain has been deferred on the balance sheet as a regulatory asset/liability.

During 2008, MGE has also entered into futures and basis swaps to take advantage of physical and financial arbitrage opportunities between supply basins and pricing spreads between future months' gas supply. Until thresholds have been achieved, ratepayers receive 100% of the benefits or loss from these deals. If certain thresholds are achieved, MGE shareholders have the ability to receive 40% of the benefits or loss from these deals whereas ratepayers have the ability to receive 60% of the benefits or loss from these deals. At December 31, 2008, these positions were in an unrealized gain position of $0.1 million.

MGE's energy contracts are valued using readily available NYMEX pricing data.

Interest Rate Risk

Both MGE and MGE Energy have short term borrowings at varying interest rates. MGE issues commercial paper for its short-term borrowings, while MGE Energy draws from its current credit facility to meet its short term borrowing needs (see Footnote 10 of the Notes to Consolidated Financial Statements). Borrowing levels vary from period to period depending upon capital investments and other factors. Future short-term interest expense and payments will reflect both future short-term interest rates and borrowing levels. MGE Energy and MGE manage interest rate risk by limiting their variable rate exposure and continually monitoring the effects of market changes on interest rates. MGE is not exposed to changes in interest rates on a substantial portion of its long-term debt until that debt matures and is refinanced at market rates. Assuming the current level of variable rate borrowings and assuming a 1% change in the 2008 average interest rate under these borrowings, it is estimated that our 2008 interest expense and net income would have changed by $0.5 million for MGE and $1.2 million for MGE Energy.

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

Regulatory Recovery Risk

MGE's electric operations burn natural gas in several of its peak power plants or as a supplemental fuel at several coal-fired plants and, in many cases, the cost of purchased power is tied to the cost of natural gas. MGE bears significant regulatory risk for the recovery of such fuel and purchased power costs when costs are higher than the base rate established in its current rate structure.

As noted above in Commodity Price Risk, the electric operations of MGE operate under a "fuel rules" adjustment clause for fuel and purchased power costs associated with the generation and delivery of electricity. This clause establishes a base rate for fuel and purchased power. MGE is subject to a fuel rules bandwidth of -2% to +2%. MGE may be required to refund to customers if the fuel rules costs fall outside the lower end of the range (-2%), and would be allowed to request a surcharge if the fuel rules costs exceeded the upper end of the range (+2%). MGE assumes the risks and benefits of variances that are within the 2% bandwidth. For 2009, fuel and purchased power costs included in MGE's base fuel rates are $123.2 million.

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

MGE is obligated to provide service to all electric and gas customers within its respective franchised territories. MGE's franchised electric territory includes a 316 square-mile area in Dane County, Wisconsin, and MGE's franchised gas territory includes a service area covering 1,631 square miles in Wisconsin. For the year ended December 31, 2008, no one customer constituted more than 9% of total operating revenues for MGE and MGE Energy. Credit risk for electric and gas is managed by MGE's credit and collection policies, which are consistent with state regulatory requirements.

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

Item 8. Financial Statements and Supplementary Data.

MGE Energy

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15f. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2008, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

February 26, 2009

MGE

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15f. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

February 26, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of MGE Energy, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of MGE Energy, Inc. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

February 26, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Madison Gas and Electric Company:

In our opinion, the accompanying consolidated balance sheets and the related consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Madison Gas and Electric Company and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

February 26, 2009

MGE Energy, Inc.

Consolidated Statements of Income

(In thousands, except per-share amounts)

	For the years ended December 31,
	2008	2007	2006
Operating Revenues:
Regulated revenues	$588,560	$532,413	$504,138
Nonregulated revenues	7,433	5,181	3,408
Total Operating Revenues	595,993	537,594	507,546

Operating Expenses:
Fuel for electric generation	54,748	56,694	49,227
Purchased power	74,676	77,594	77,164
Cost of gas sold	171,545	140,838	129,331
Other operations and maintenance	151,176	130,831	126,086
Depreciation and amortization	39,273	32,199	31,342
Other general taxes	16,793	15,771	15,402
Total Operating Expenses	508,211	453,927	428,552
Operating Income	87,782	83,667	78,994

Other income, net	8,044	6,069	4,329
Interest expense, net	(14,002)	(13,056)	(15,001)
Income before income taxes	81,824	76,680	68,322
Income tax provision	(29,056)	(27,855)	(25,899)
Net Income	$ 52,768	$48,825	$42,423

Earnings Per Share of Common Stock (basic and diluted):	$ 2.38	$2.27	$2.06

Dividends paid per share of common stock	$1.43	$1.41	$1.39

Average Shares Outstanding (basic and diluted)	22,197	21,520	20,564

The accompanying notes are an integral part of the above consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	For the years ended December 31,
	2008	2007	2006
Operating Activities:
Net income	$52,768	$48,825	$42,423
Items not affecting cash:
Depreciation and amortization	39,273	32,199	31,342
Deferred income taxes	8,583	750	5,241
Amortization of investment tax credits	(351)	(410)	(432)
Amortization of debt issuance costs and discount	545	543	595
Provision for doubtful accounts receivable	4,273	3,080	3,230
AFUDC-equity funds	(858)	(1,927)	(554)
Employee benefit plan expenses	7,891	8,101	10,178
Equity earnings in ATC	(7,241)	(6,047)	(5,317)
Reserve for fuel refund	5,506	-	2,312
Gain on sale of investments	(3,113)	(778)	-
Gain on sale of property	(295)	-	-
Other items	1,663	1,950	653
Changes in working capital items:
Restricted cash - margin account	(12,478)	694	(1,080)
Trade and other receivables, net	(6,912)	(12,574)	14,791
Inventories	(12,538)	4,099	(3,717)
Unbilled revenues	(4,331)	(4,332)	4,394
Other current assets	(2,943)	(274)	(3,771)
Retainage receivable	-	75	2,425
Accounts payable	1,202	3,608	(4,226)
Accrued interest and taxes	106	667	101
Other current liabilities	308	(457)	(174)
Proceeds from Congestion Cost and Line Loss Allocation Agreement	-	2,545	-
Dividend income from ATC	5,272	4,441	4,003
Cash contributions to pension and other postretirement plans	(7,665)	(6,346)	(5,779)
Other noncurrent items, net	6,047	(1,846)	4,401
Cash Provided by Operating Activities	74,712	76,586	101,039
Investing Activities:
Capital expenditures	(105,777)	(136,258)	(92,575)
Capital contributions to ATC and other investments	(3,678)	(255)	(1,974)
Advance to WEPCO for ATC work related to Elm Road	(330)	(138)	(808)
Proceeds from sale of investments	3,612	910	-
Proceeds from sale of property	304	724	-
Other	1,587	226	916
Cash Used for Investing Activities	(104,282)	(134,791)	(94,441)
Financing Activities:
Issuance of common stock, net	30,997	32,786	17,050
Issuance of treasury stock	-	-	119
Cash dividends paid on common stock	(31,780)	(30,295)	(28,513)
Repayment of long-term debt	(30,000)	(15,000)	-
Issuance of long-term debt	40,000	25,000	30,000
Increase (decrease) in short-term debt	21,000	46,500	(25,500)
Other	(330)	-	(82)
Cash Provided by (Used for) Financing Activities	29,887	58,991	(6,926)
Change in Cash and Cash Equivalents:	317	786	(328)
Cash and cash equivalents at beginning of period	3,789	3,003	3,331
Cash and cash equivalents at end of period	$4,106	$3,789	$3,003
Supplemental disclosures of cash flow information:
Interest paid	$18,709	$13,736	$16,693
Income taxes paid	$21,129	$27,902	$20,530
Income taxes received	$(185)	$(333)	$ -

The accompanying notes are an integral part of the above consolidated financial statements.

MGE Energy, Inc.

Consolidated Balance Sheets

(In thousands)

	At December 31,
ASSETS	2008	2007
Current Assets:
Cash and cash equivalents	$4,106	$3,789
Restricted cash	4,805	2,896
Accounts receivable, less reserves of $4,076 and $3,709, respectively	45,266	43,668
Other accounts receivable, less reserves of $200 and $114, respectively	7,659	3,397
Unbilled revenues	34,701	30,370
Materials and supplies, at average cost	15,592	14,809
Fossil fuel	3,228	5,136
Stored natural gas, at average cost	42,146	28,483
Prepaid taxes	15,671	14,696
Regulatory assets - current	9,876	189
Other current assets	10,828	8,242
Total Current Assets	193,878	155,675
Other long-term receivables	3,005	6,166
Special billing projects	464	999
Regulatory assets	116,165	53,375
Other deferred charges	5,620	5,881

Property, Plant, and Equipment, Net	702,549	638,774
Construction work in progress	198,694	205,214
Total Property, Plant, and Equipment	901,243	843,988

Other Property and Investments	47,900	45,503

Total Assets	$1,268,275	$1,111,587

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$-	$30,000
Short-term debt	124,500	103,500
Accounts payable	47,229	58,498
Accrued interest and taxes	4,070	3,964
Deferred income taxes	3,306	4,153
Regulatory liabilities - current	5,974	2,924
Pension liability - current	813	607
Other current liabilities	19,349	16,466
Total Current Liabilities	205,241	220,112

Other Credits:
Deferred income taxes	117,505	107,393
Investment tax credit - deferred	2,736	3,087
Regulatory liabilities	18,814	20,885
Accrued pension and other postretirement benefits	137,286	74,056
Other deferred liabilities	36,083	25,982
Total Other Credits	312,424	231,403

Capitalization:
Common shareholders' equity	478,202	427,726
Long-term debt	272,408	232,346
Total Capitalization	750,610	660,072
Commitments and contingencies (see Footnote 18)	-	-

Total Liabilities and Capitalization	$1,268,275	$1,111,587

The accompanying notes are an integral part of the above consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Capitalization

(In thousands)

	At December 31,
	2008	2007
Common Shareholders' Equity:
Common stock - par value $1 per share:
Authorized 50,000,000 shares
Issued 22,904,573 and 21,950,335 shares, respectively	$22,905	$21,950
Additional paid-in capital	310,202	280,217
Retained earnings	144,904	123,916
Accumulated other comprehensive income, net of tax	191	1,643
Total Common Shareholders' Equity	478,202	427,726

Redeemable Preferred Stock,
Cumulative, $25 par value, 1,175,000 authorized, but unissued	-	-

First Mortgage Bonds:
7.70%, 2028 Series	1,200	1,200

Other Long-Term Debt:
6.02%, due 2008	-	30,000
4.875% 2012 Series, Industrial Development Revenue Bonds	19,300	19,300
5.875% 2034 Series, Industrial Development Revenue Bonds	28,000	28,000
6.58%, due 2012	15,000	15,000
5.26%, due 2017	20,000	20,000
5.25%, due 2017	30,000	30,000
5.59%, due 2018	40,000	-
7.12%, due 2032	25,000	25,000
6.12%, due 2028	20,000	20,000
5.68%, due 2033	30,000	30,000
5.19%, due 2033	20,000	20,000
6.247%, due 2037	25,000	25,000
Total Other Long-Term Debt	272,300	262,300
Long-term debt due within one year	-	(30,000)
Unamortized discount	(1,092)	(1,154)
Total Long-Term Debt	272,408	232,346

Total Capitalization	$750,610	$660,072

The accompanying notes are an integral part of the above consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Common Equity and Comprehensive Income

(In thousands, except per-share amounts)

						Accumulated Other Comprehensive (Loss)/Income
				Additional
	Common Stock		Treasury	Paid-in	Retained		Comprehensive
	Shares	Value	Stock	Capital	Earnings		Income	Total
2006
Beginning balance – Dec. 31, 2005	20,454	$20,454	$(119)	$231,877	$91,476	$195		$343,883
Net income					42,423		$42,423	42,423
Other comprehensive income/(loss):
Net unrealized gain on investments, net of $155 tax						231	231	231
Net unrealized gain on cash flow hedges, net of $104 tax						155	155	155
Total comprehensive income							$42,809
Treasury stock, at cost			119					119
Common stock dividends declared ($1.39 per share)					(28,513)			(28,513)
Common stock issued, net	521	521		16,529				17,050
Ending Balance – Dec. 31, 2006	20,975	$20,975	$-	$248,406	$105,386	$581		$375,348

2007
Net income					48,825		$48,825	48,825
Other comprehensive income/(loss):
Net unrealized gain on investments, net of $782 tax						1,167	1,167	1,167
Net unrealized loss on cash flow hedges, net of $71 tax						(105)	(105)	(105)
Total comprehensive income							$49,887
Common stock dividends declared ($1.41 per share)					(30,295)			(30,295)
Common stock issued, net	975	975		31,811				32,786
Ending Balance – Dec. 31, 2007	21,950	$21,950	$-	$280,217	$123,916	$1,643		$427,726

2008
Net income					52,768		$52,768	52,768
Other comprehensive income/(loss):
Net unrealized loss on investments, net of $189 tax						(282)	(282)	(282)
Net realized gain on investments, net of $751 tax						(1,120)	(1,120)	(1,120)
Net unrealized loss on cash flow hedges, net of $34 tax						(50)	(50)	(50)
Total comprehensive income							$51,316
Common stock dividends declared ($1.43 per share)					(31,780)			(31,780)
Common stock issued, net	955	955		29,985				30,940
Ending Balance – Dec. 31, 2008	22,905	$22,905	$-	$310,202	$144,904	$191		$478,202

The accompanying notes are an integral part of the above consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Income

(In thousands)

	For years ended December 31,
	2008	2007	2006
Operating Revenues:
Regulated electric revenues	$345,962	$334,488	$318,912
Regulated gas revenues	242,598	197,925	185,226
Nonregulated revenues	7,433	5,181	3,408
Total Operating Revenues	595,993	537,594	507,546

Operating Expenses:
Fuel for electric generation	54,748	56,694	49,227
Purchased power	74,676	77,594	77,164
Cost of gas sold	171,545	140,838	129,331
Other operations and maintenance	150,677	130,390	125,573
Depreciation and amortization	39,273	32,199	31,342
Other general taxes	16,793	15,771	15,399
Income tax provision	24,837	24,932	24,066
Total Operating Expenses	532,549	478,418	452,102
Operating Income	63,444	59,176	55,444

Other Income and Deductions:
AFUDC - equity funds	858	1,927	554
Equity in earnings in ATC	7,241	6,047	5,317
Income tax provision	(2,289)	(2,153)	(1,719)
Other deductions, net	(2,556)	(1,874)	(1,545)
Total Other Income and Deductions	3,254	3,947	2,607

Interest Expense:
Interest on long-term debt	16,133	15,664	14,034
Other interest, net	1,044	485	2,036
AFUDC – borrowed funds	(356)	(818)	(235)
Net Interest Expense	16,821	15,331	15,835
Net Income Before Minority Interest	$49,877	$47,792	$42,216
Minority interest, net of tax	(12,304)	(10,721)	(9,610)
Net Income	$37,573	$37,071	$32,606

The accompanying notes are an integral part of the above consolidated financial statements.

.

Madison Gas and Electric Company

Consolidated Statements of Cash Flows

(In thousands)

	For the years ended December 31,
Operating Activities:	2008	2007	2006
Net income	$37,573	$37,071	$32,606
Items not affecting cash:
Depreciation and amortization	39,273	32,199	31,342
Deferred income taxes	8,454	714	4,839
Amortization of investment tax credits	(351)	(410)	(432)
Amortization of debt issuance costs and discount	545	543	595
Provision for doubtful accounts receivable	4,273	3,080	3,230
AFUDC - equity funds	(858)	(1,927)	(554)
Employee benefit plan expenses	7,891	8,101	10,178
Equity earnings in ATC	(7,241)	(6,047)	(5,317)
Minority interest, net of tax	12,304	10,721	9,610
Reserve for fuel refund	5,506	-	2,312
Gain on sale of investments	(765)	(778)	-
Gain on sale of property	(295)	-	-
Other items	3,570	4,197	653
Changes in working capital items:
Restricted cash - margin account	(12,478)	694	(1,080)
Trade and other receivables, net	(6,973)	(12,511)	12,877
Inventories	(12,538)	4,099	(3,717)
Unbilled revenues	(4,331)	(4,332)	4,394
Other current assets	(2,734)	177	(3,835)
Accounts payable	(658)	3,968	(1,611)
Accrued interest and taxes	159	698	(1,360)
Other current liabilities	362	(401)	(146)
Proceeds from Congestion Cost and Line Loss Allocation Agreement	-	2,545	-
Dividend income from ATC	5,272	4,441	4,003
Cash contributions to pension and other postretirement plans	(7,665)	(6,346)	(5,779)
Other noncurrent items, net	6,012	(1,954)	4,416
Cash Provided by Operating Activities	74,307	78,542	97,224
Investing Activities:
Capital expenditures	(105,777)	(136,258)	(92,575)
Capital contributions to ATC and other investments	(3,518)	(55)	(1,915)
Advance to WEPCO for ATC work related to Elm Road	(330)	(138)	(808)
Proceeds from sale of investments	1,070	910	-
Proceeds from sale of property	304	724	-
Other	1,402	680	916
Cash Used for Investing Activities	(106,849)	(134,137)	(94,382)
Financing Activities:
Cash dividends paid to parent by MGE	-	(15,621)	(12,997)
Cash dividends paid to parent from Power West Campus and Transco	(12,702)	(13,044)	(10,119)
Capital contribution from parent	7,500	-	-
Equity contribution received by Transco, Power Elm Road, and Power West Campus	37,527	43,373	27,280
Repayment of long-term debt	(30,000)	(15,000)	-
Issuance of long-term debt	40,000	25,000	30,000
(Decrease) increase in short-term debt	(10,000)	31,500	(36,500)
Other	(324)	-	(82)
Cash Provided by (Used for) Financing Activities	32,001	56,208	(2,418)
Change in Cash and Cash Equivalents	(541)	613	424
Cash and cash equivalents at beginning of period	1,859	1,246	822
Cash and cash equivalents at end of period	$1,318	$1,859	$1,246

Supplemental disclosures of cash flow information:
Interest paid	$16,660	$15,673	$15,793
Income taxes paid	$4,514	$4,901	$3,850
Income taxes received	$(185)	$(33)	$ -

The accompanying notes are an integral part of the above consolidated financial statements.

Madison Gas and Electric Company

Consolidated Balance Sheets

(In thousands)

	At December 31,
ASSETS	2008	2007
Utility Plant (At Original Cost, In Service):
Electric	$773,605	$691,162
Gas	279,483	268,032
Nonregulated	110,317	110,020
Gross plant in service	1,163,405	1,069,214
Less accumulated provision for depreciation	(461,037)	(430,572)
Net plant in service	702,368	638,642
Construction work in progress	198,694	205,214
Total Utility Plant	901,062	843,856
Other property and investments	965	2,777
Investment in ATC	46,217	40,799
Total Other Property and Investments	47,182	43,576
Current Assets:
Cash and cash equivalents	1,318	1,859
Restricted cash	4,805	2,896
Accounts receivable, less reserves of $4,076 and $3,709, respectively	45,266	43,668
Affiliate receivables	2,547	4
Other accounts receivable, less reserves of $200 and $114, respectively	7,575	3,295
Unbilled revenues	34,701	30,370
Materials and supplies, at average cost	15,592	14,809
Fossil fuel	3,228	5,136
Stored natural gas, at average cost	42,146	28,483
Prepaid taxes	14,013	13,249
Regulatory assets - current	9,876	189
Other current assets	10,804	8,216
Total Current Assets	191,871	152,174
Other long-term receivables	2,390	5,485
Special billing projects	464	999
Affiliate receivable long-term	6,433	10,676
Regulatory assets	116,165	53,375
Other deferred charges	5,555	5,751
Total Assets	$1,271,122	$1,115,892
CAPITALIZATION AND LIABILITIES
Common stockholder equity	$374,253	$329,944
Minority interest	174,157	137,028
Long-term debt	272,408	232,346
Total Capitalization	820,818	699,318
Current Liabilities:
Long-term debt due within one year	-	30,000
Short-term debt - commercial paper	51,000	61,000
Accounts payable	47,186	58,263
Affiliate payables	63	2,115
Accrued interest and taxes	10,307	10,148
Accrued payroll - related items	7,380	6,980
Deferred income taxes	3,305	4,153
Regulatory liabilities - current	5,974	2,924
Pension liability - current	813	607
Other current liabilities	11,987	9,450
Total Current Liabilities	138,015	185,640
Other Credits:
Deferred income taxes	117,369	106,924
Investment tax credit - deferred	2,736	3,087
Regulatory liabilities	18,814	20,885
Accrued pension and other postretirement benefits	137,286	74,056
Other deferred liabilities	36,084	25,982
Total Other Credits	312,289	230,934
Commitments and contingencies (see Footnote 18)	-	-
Total Capitalization and Liabilities	$1,271,122	$1,115,892

The accompanying notes are an integral part of the above consolidated financial statements.

Madison Gas and Electric Company

Consolidated Capitalization Statement

(In thousands)

	At December 31,
	2008	2007
Common Stockholder Equity:
Common stock - par value $1 per share:
Authorized 50,000,000 shares
Outstanding 17,347,889	$17,348	$17,348
Additional paid-in capital	192,417	184,917
Retained earnings	164,354	126,781
Accumulated other comprehensive income, net of tax	134	898
Total Common Stockholder Equity	374,253	329,944

Minority Interest	174,157	137,028

Redeemable Preferred Stock,
Cumulative, $25 par value, 1,175,000 authorized, but unissued	-	-

First Mortgage Bonds:
7.70%, 2028 Series	1,200	1,200

Other Long-Term Debt:
6.02%, due 2008	-	30,000
4.875% 2012 Series, Industrial Development Revenue Bonds	19,300	19,300
5.875% 2034 Series, Industrial Development Revenue Bonds	28,000	28,000
6.58%, due 2012	15,000	15,000
5.26%, due 2017	20,000	20,000
5.25%, due 2017	30,000	30,000
5.59%, due 2018	40,000	-
7.12%, due 2032	25,000	25,000
6.12%, due 2028	20,000	20,000
5.68%, due 2033	30,000	30,000
5.19%, due 2033	20,000	20,000
6.247%, due 2037	25,000	25,000
Total Other Long-Term Debt	272,300	262,300
Long-term debt due within one year	-	(30,000)
Unamortized discount	(1,092)	(1,154)
Total Long-Term Debt	272,408	232,346

Total Capitalization	$820,818	$699,318

The accompanying notes are an integral part of the above consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Common Equity and Comprehensive Income

(In thousands)

54

155

2007

815

(105)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Comprehensive Income	Total

Common Stock
Shares		Value
2006
Beginning balance – Dec. 31, 2005	17,348	$17,348	$184,917	$85,722	$(21)		$287,966
Net income				32,606		$32,606	32,606
Other comprehensive income/(loss):
Net unrealized gain on investments, net of $36 tax
						54	54
Net unrealized gain on cash flow hedges, net of $104 tax
						155	155
Total comprehensive income						$32,815
Common stock dividends declared				(12,997)			(12,997)
Ending balance – Dec. 31, 2006	17,348	$17,348	$184,917	$105,331	$188		$307,784

Net income				37,071		$37,071	37,071
Other comprehensive income/(loss):
Net unrealized gain on investments, net of $546 tax
						815	815
Net unrealized loss on cash flow hedges, net of $71 tax
						(105)	(105)
Total comprehensive income						$37,781
Common stock dividends declared				(15,621)			(15,621)
Ending balance – Dec. 31, 2007	17,348	$17,348	$184,917	$126,781	$898		$329,944

2008
Net income				37,573		$37,573	37,573
Other comprehensive income/(loss):
Net unrealized loss on investments, net of $285 tax					(425)	(425)	(425)
Net realized gain on investments, net of $194 tax					(289)	(289)	(289)
Net unrealized loss on cash flow hedges, net of $34 tax					(50)	(50)	(50)
Total comprehensive income						$36,809
Capital contribution from parent			7,500				7,500
Ending balance – Dec. 31, 2008	17,348	$17,348	$192,417	$164,354	$134		$374,253

The accompanying notes are an integral part of the above consolidated financial statements.

Notes to Consolidated Financial Statements

December 31, 2008, 2007, and 2006

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

Wholly owned subsidiaries of MGE Energy include CWDC, MAGAEL, MGE Construct, and MGE Power. MGE Power owns 100% of MGE Power West Campus and MGE Power Elm Road. MGE Power and its subsidiaries are part MGE Energy's nonregulated energy operations, which were formed to own and lease new electric generation projects to assist MGE.

MGE consolidates the financial statements of entities in which it has a controlling financial interest, pursuant to the requirements of FIN 46(R), Consolidation of Variable Interest Entities (revised December 2003) – an interpretation of ARB No. 51. In accordance with these provisions, MGE has consolidated MGE Power West Campus and MGE Power Elm Road. See Footnotes 2 and 21 to the Consolidated Financial Statements for more discussion of these entities.

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

Trade Receivables, Allowance for Doubtful Accounts, and Concentration Risk - MGE Energy and MGE.

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. However, a 1% late payment charge is recorded on all receivables unpaid after the due date. The allowance for doubtful accounts associated with these receivables represents our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine our allowance for doubtful accounts based on historical write-off experience, regional economic data, and review of the accounts receivable aging. To be more consistent with general utility practice, during the fourth quarter of 2008, MGE changed its policy of writing off certain accounts from six months to three months which resulted in a decrease to both accounts receivable and allowance for doubtful accounts of approximately $0.9 million.

MGE is obligated to provide service to all electric and gas customers within its franchised territories. MGE's franchised electric territory includes a 316 square-mile area in Dane County, Wisconsin, and MGE's franchised gas territory includes a service area covering 1,631 square miles in Wisconsin. MGE manages this concentration and the related credit risk through its credit and collection policies, which are consistent with state regulatory requirements.

g.

Inventories - MGE Energy and MGE.

Inventories consist of natural gas in storage, fossil fuels, materials and supplies and SO2 allowances. MGE values natural gas in storage, coal at the Columbia facility, and materials and supplies using average cost. MGE values coal at Blount using last-in-first-out pricing (LIFO).

At December 31, 2008 and 2007, $0.8 million and $0.9 million, respectively, of the fossil fuel inventory at Blount was valued using LIFO. This inventory at current cost exceeds the LIFO stated value by $0.7 million and $1.0 million at December 31, 2008 and 2007, respectively. Additionally, during 2008 and 2007, liquidation of LIFO layers, carried at costs that were lower than current purchases, resulted in a decrease to costs of goods sold of $0.4 million and $0.6 million, respectively.

SO2 emission allowances are included in inventory and are recorded at weighted average cost. These allowances are charged to fuel expense as they are used in operations. MGE's emission allowance balances as of December 31, 2008 and 2007, were $0.8 million and $1.6 million, respectively.

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

Provisions at composite straight-line depreciation rates approximate the following percentages for the cost of depreciable property:

	2008	2007	2006
Electric	3.7%	3.1%	3.1%
Gas	3.3%	3.3%	3.3%
Nonregulated	2.5%	2.5%	2.5%

k.

Repairs and Maintenance Expense - MGE Energy and MGE.

MGE utilizes the direct expensing method for planned major maintenance projects. Under this method, MGE expenses all costs associated with major planned maintenance activities as incurred.

l.

Purchased Gas Adjustment Clause - MGE Energy and MGE.

MGE's natural gas rates are subject to a fuel adjustment clause designed to recover or refund the difference between the actual cost of purchased gas and the amount included in rates. Differences between the amounts billed to customers and the actual costs recoverable are deferred and recovered or refunded in future periods by means of prospective monthly adjustments to rates. At December 31, 2008 and 2007, MGE had over collected $6.1 million and $4.5 million, respectively. These amounts were recorded in other current liabilities on the Consolidated Balance Sheet.

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

Capitalized Interest - MGE Energy and MGE.

MGE Energy, through its subsidiary MGE Power Elm Road, calculates capitalized interest in accordance with SFAS No. 34, Capitalization of Interest Cost, on construction projects for periods where financing is provided by MGE Energy through interim debt.

o.

Allowance for Funds Used During Construction - MGE Energy and MGE.

Allowance for funds used during construction is included in utility plant accounts and represents the cost of borrowed funds used during plant construction and a return on shareholders' capital used for construction purposes. In the Consolidated Income Statements, the cost of borrowed funds (AFUDC-debt) is presented as an offset to interest expense and the return on shareholders' capital (AFUDC- equity funds) is shown as an item within other income. As approved by the PSCW, MGE capitalized AFUDC-debt and equity on 50% of applicable average construction work in progress (excluding the Top of Iowa III wind project) during 2008 at 8.77%. Also, MGE received specific approval to recover 100% AFUDC on the Top of Iowa III wind project. Although the allowance does not represent current cash income, it is recovered under the ratemaking process over the service lives of the related properties.

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

Capitalized Software Costs - MGE Energy and MGE.

Property, plant and equipment includes the capitalized costs of internal use software totaling $8.5 million at December 31, 2008, and $7.4 million at December 31, 2007. During 2008 and 2007, MGE recorded $1.2 million and $1.0 million, respectively, of amortization expense related to these costs. These costs are amortized on a straight-line basis over the estimated useful lives of the assets. For internal use software, the useful lives range from five to ten years.

r.

Impairment of Long-Lived Assets - MGE Energy and MGE.

MGE reviews plant and equipment and other property for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. MGE's policy for determining when long-lived assets are impaired is to recognize an impairment loss if the sum of the expected future cash flows (undiscounted and without interest charges) from an asset are less than the carrying amount of that asset. If an impairment loss is recognized, the amount that will be recorded will be measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. MGE believes there is no impairment of long-lived assets in accordance with SFAS No. 144 at December 31, 2008.

s.

Income Taxes and Excise Taxes - MGE Energy and MGE.

Income taxes

Under the liability method prescribed by SFAS No. 109, Accounting for Income Taxes, income taxes are deferred for all temporary differences between pretax financial and taxable income and between the book and tax basis of assets and liabilities using the tax rates scheduled by law to be in effect when the temporary differences reverse. Future tax benefits are recognized to the extent that realization of such benefits is more likely than not. A valuation allowance is recorded for those benefits that do not meet this criterion.

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

The 2008, 2007, and 2006 tax credits for the generation of electricity from wind are based on kWh produced and sold during the years at the statutory tax credit rate of 2.1 cents per kWh or $2.0 million for 2008, 2.0 cents per kWh or $0.5 million for 2007 and 1.9 cents per kWh or $0.4 million for 2006.

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

Excise taxes

MGE Energy, through its utility operations, pays a state license fee tax in lieu of property taxes on property used in utility operations. License fee tax is calculated as a percentage of adjusted operating revenues of the prior year. The electric tax rate is 3.19% for retail sales and 1.59% for sales of electricity for resale by the purchaser. The tax rate on sales of natural gas is 0.97%. The tax is required to be estimated and prepaid in the year prior to its computation and expensing. License fee tax expense, included in other general taxes, was $12.7 million, $11.8 million, and $11.6 million for the years ended December 31, 2008, 2007, and 2006, respectively.

Operating income taxes, including tax credits, and license fee tax are included in rates for utility related items.

t.

Share-Based Compensation - MGE Energy and MGE.

The MGE Energy Board approved a Performance Unit Plan on December 15, 2006. Under the plan, eligible participants may receive performance units that entitle the holder to receive a cash payment equal to the value of a designated number of shares of MGE Energy's common stock, plus dividend equivalent payments thereon, at the end of the set vesting period. Per the plan's provisions, these awards are subject to a prescribed vesting schedule and must be settled in cash. Accordingly, no new shares of common stock will be issued in connection with the plan. MGE and MGE Energy have adopted the provisions of SFAS 123R, Share-Based Payment. This guidance establishes standards for the accounting of transactions in which an entity exchanges equity instruments for goods and services. Additionally, this standard addresses the accounting for transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments.

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

In the case of electricity, the amount is further reduced by estimating the quantity of electricity lost in the process of transmitting and distributing it to customers. The resulting available-for-sale quantities are then allocated to various customer classes based upon historical utilization patterns for those customers. MGE applies published tariffs to determine the associated revenues. Utilization patterns are based upon assumptions regarding weather, economic conditions, and consistency of use over the period in question. Actual use can be affected by variations in those items. The resulting estimate is then compared to other available statistics, including billed sales for the particular period, in order to confirm its reasonableness. MGE monitors the reasonableness of the unbilled revenue estimate through the review of ratios such as unbilled electric consumption compared to billed electric sales.

In the case of gas, the gross amount available for sale is adjusted by the estimated gas loss factor, which reflects an estimate of distribution system losses and heat content differentials between pipeline and distribution delivered volumes. The resulting available for sale to consumers amount is then compared against the sales billed for the month, with the remainder equaling the estimated amount unbilled for the month. The estimated unbilled consumption for the month is then allocated across the applicable customer categories where an average per unit rate is applied to calculate the unbilled gas revenue. The estimated unbilled consumption is compared to various other statistics, including percent of billed sales, change in unbilled month to month and change in unbilled compared to the prior year in order to confirm its reasonableness. Additionally on an annual basis the estimated gas loss factor is reviewed to determine if it is reasonable or whether a change in estimate should be made.

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

If the derivative qualifies for regulatory deferral subject to the provisions of SFAS No. 71, the derivatives are marked to fair value pursuant to SFAS No. 133 and any resulting loss or gain is offset with a corresponding regulatory asset or liability. Cash flows from such derivative instruments are classified on a basis consistent with the nature of the underlying hedged item.

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

a.

MGE Power West Campus.

MGE Power West Campus is not a subsidiary of MGE; however, it has been consolidated in the financial statements of MGE due to the adoption of FIN 46(R). MGE Power West Campus was created for the purpose of owning new generating assets. MGE Power West Campus' sole principal asset is the WCCF, which it leases to MGE pursuant to a long-term lease. MGE is responsible for operation of the plant during the term of the lease. Based on the nature and terms of these contractual relationships, MGE absorbs a majority of the expected losses, residual value, or both, associated with the ownership and operation of the WCCF. MGE is also the party most closely associated with MGE Power West Campus. As a result, MGE is the primary beneficiary and MGE Power West Campus is a VIE under FIN 46(R). At December 31, 2008, MGE has included the following significant accounts on its balance sheet related to its interest in the VIE:

(In thousands)
Net plant in service, nonregulated	$99,078
Affiliate receivables	$8,933
Accrued interest and taxes	$4,158
Deferred income taxes	$18,275
Long-term debt	$50,000
Minority interest	$32,276

Long-term debt includes $50 million of senior secured notes which require that MGE Power West Campus maintain a projected debt service coverage ratio of not less than 1.25 to 1.00, and debt to total capitalization ratio of not more than .65 to 1.00. The debt is secured by a collateral assignment of lease payments that MGE is making to MGE Power West Campus for use of the cogeneration facility pursuant to the long-term agreement.

MGE has been and will continue to recover lease payments made to MGE Power West Campus in rates. Also, MGE received approval from the PSCW to collect approximately $12.1 million in carrying costs incurred by MGE Power West Campus during construction of the facility. The carrying costs are being recovered in rates over a 10 year period starting in 2005.

b.

MGE Power Elm Road.

MGE Power Elm Road is not a subsidiary of MGE; however, it has been consolidated in the financial statements of MGE due to the adoption of FIN 46(R). MGE Power Elm Road was created for the purpose of owning new generating assets. MGE Power Elm Road's sole principal assets are an 8.33% undivided ownership interest in two 615 MW coal-fired generating plants being constructed in Oak Creek, Wisconsin, which it leases to MGE pursuant to long-term leases. Based on the nature and terms of this contractual relationship, MGE is expected to absorb a majority of the expected losses, residual value, or both, associated with MGE Power Elm Road's ownership interest in these plants. MGE is also the party most closely associated with MGE Power Elm Road. As a result, MGE is the primary beneficiary and MGE Power Elm Road is a VIE under FIN 46(R). At December 31, 2008, MGE has included the following significant accounts on its balance sheet related to its interest in the VIE:

(In thousands)
Construction work in progress	$156,871
Other accounts receivable	$3,221
Deferred income taxes	$5,091
Minority interest	$135,294

Once the units become operational, MGE will recover in rates the lease payments made to MGE Power Elm Road. Also, MGE received approval from the PSCW to collect in rates the carrying costs incurred by MGE Power Elm Road. See footnote 21 for additional discussion.

c.

Shared Savings Program.

FIN 46(R) also requires MGE to assess whether the participants within its Shared Savings program constitute VIEs in which MGE might be considered to be the consolidating entity. MGE has reviewed 94.1% of the total current Shared Savings program balance and has determined that the provisions of FIN 46(R) are not applicable via the "business scope exception." For the remaining 5.9% of the total current Shared Savings program balance, these entities are not legally obligated to provide the financial information to MGE that is necessary to determine whether MGE must consolidate these entities. MGE will continue to attempt to obtain information from these customers in order to determine whether they should be consolidated by MGE.

3.

Property, Plant, and Equipment - MGE Energy and MGE.

Property, plant, and equipment consisted of the following at December 31:

	MGE Energy		MGE
(In thousands)	2008	2007	2008	2007
Utility:
Electric	$773,588	$691,146	$773,605	$691,162
Gas	279,472	268,021	279,483	268,032
Total utility plant	1,053,060	959,167	1,053,088	959,194
Less: Accumulated depreciation and amortization	450,334	422,584	450,334	422,584
In-service utility plant, net	602,726	536,583	602,754	536,610
Nonregulated:
Nonregulated	110,526	110,179	110,317	110,020
Less: Accumulated depreciation and amortization	10,703	7,988	10,703	7,988
In service nonregulated plant, net	99,823	102,191	99,614	102,032
Construction work in progress:
Utility construction work in progress	41,817	95,448	41,817	95,448
Nonregulated construction work in progress	156,877	109,766	156,877	109,766
Total property, plant, and equipment	$901,243	$843,988	$901,062	$843,856

MGE's utility plant is subject to the lien of its Indenture of Mortgage and Deed of Trust. As of December 31, 2008, there was $1.2 million of bonds outstanding under that indenture. See Footnote 9 for further discussion of the mortgage indenture.

76

4.

Investments - MGE Energy and MGE.

a.

Equity Method Investments and Available for Sale Securities.

(In thousands)	2008		2007
	MGE Energy	MGE	MGE Energy	MGE
Available for sale securities:
Cost basis	$1,254	$632	$1,540	$857
Gross unrealized gains	332	236	2,660	1,416
Gross unrealized losses	(13)	(13)	-	-
Fair Value	$1,573	$855	$4,200	$2,273

Equity method investments:
ATC	$ 46,217	$46,217	$40,799	$40,799
Other	110	110	504	504
Total equity method investments	$ 46,327	$46,327	$41,303	$41,303

Total	$ 47,900	$47,182	$45,503	$43,576

MGE's and MGE Energy's available for sale securities represent publicly traded securities and private equity investments in common stock of companies in various industries.

During the year ended December 31, 2008, certain investments were liquidated. As a result of these liquidations, MGE Energy and MGE received $3.6 million and $1.1 million, respectively, in cash proceeds and recorded a $3.1 million and $0.8 million, respectively, gain on the sale of investments.

During the year ended December 31, 2007, certain investments were liquidated. As a result of these liquidations, MGE Energy and MGE received $0.9 million in cash proceeds and recorded a $0.8 million gain on the sale of investments.

b.

ATC.

ATC owns and operates electric transmission facilities primarily in Wisconsin. MGE received an interest in ATC when it, like other Wisconsin electric utilities, contributed its electric transmission facilities to ATC. That interest is presently held by MGE Transco, which is jointly owned by MGE and MGE Energy.

On September 30, 2008, the PSCW approved an amendment to the Operating Agreement of ATC. The amendment, which became retroactively effective to January 1, 2008, effected changes in the allocation of profits and losses among the various members, which include both taxpaying and tax-exempt entities, in order to allocate more appropriately revenues to all participants, based on invested capital and FERC mandated rate recovery for each participant. The earnings allocation methodology change will result in the taxpaying members receiving additional earnings and less being allocated to the tax-exempt members, reflecting the difference in their tax status. As part of the amendment process, the taxpaying members transferred a portion of their equity interests to the tax-exempt members. MGE Transco's ownership in ATC changed by 0.08% as a result of the member unit transfer.

MGE Transco, through MGE, has a seat on the Board of Directors of ATC and has a 20% voting ownership interest in ATC Management, Inc. Due to MGE Transco's ability to exercise significant control over management activities, MGE Transco has accounted for its investment in ATC under the equity method of accounting. For the twelve months ended December 31, 2008, 2007, and 2006, MGE Transco recorded equity earnings from the investment in ATC of $7.2 million, $6.0 million, and $5.3 million, respectively. Dividend income received from ATC was $5.3 million, $4.4 million, and $4.0 million for the twelve months ended December 31, 2008, 2007, and 2006, respectively. During the twelve months ended December 31, 2008 and 2006, MGE Transco made $3.4 million and $1.9 million, respectively, in cash contributions to ATC. During the twelve months ended December 31, 2007, MGE Transco made no cash contributions to ATC. However, on February 15, 2007, MGE (through MGE Transco) transferred $1.4 million in additional transmission assets to ATC. In exchange, MGE Transco received an additional $0.7 million investment in ATC and $0.7 million in cash consideration.

At December 31, 2008, MGE Transco held a 3.6% ownership interest in ATC. MGE Transco's investment balance is different from the amount of the underlying equity in the net assets of ATC. This difference is attributable to the allocation of certain tax impacts related to the initial asset transfer.

At December 31, 2008, MGE is the majority owner, and MGE Energy is the minority owner, of MGE Transco. MGE Energy's proportionate share of the equity and net income of MGE Transco is classified within the MGE financial statements as minority interest.

ATC's summarized financial data for the twelve months ended December 31, 2008, 2007, and 2006 is as follows:

(In thousands)
Income statement data for the twelve months ended Dec. 31,	Unaudited 2008	2007	2006
Operating revenues	$466,571	$408,019	$340,745
Operating expenses	(208,960)	(198,179)	(179,406)
Other (expense) income	(514)	78	1,971
Interest expense, net	(69,052)	(55,829)	(41,395)
Earnings before members' income taxes	$188,045	$154,089	$121,915

MGE's and MGE Energy's equity earnings in ATC	$7,241	$6,047	$5,317

Balance sheet data as of December 31,	2008	2007	2006
Current assets	$50,791	$48,329	$33,487
Noncurrent assets	2,480,034	2,188,970	1,853,674
Total assets	$2,530,825	$2,237,299	$1,887,161

Current liabilities	$252,035	$317,105	$305,287
Long-term debt	1,109,397	899,127	648,919
Other noncurrent liabilities	120,171	108,494	125,645
Members' equity	1,049,222	912,573	807,310
Total members' equity and liabilities	$2,530,825	$2,237,299	$1,887,161

5.

Joint Plant Ownership - MGE Energy and MGE.

a.

Columbia.

MGE and two other utilities jointly own Columbia, a coal-fired generating facility, which accounts for 29% (225 MW) of MGE's net summer rated capacity. Power from this facility is shared in proportion to each company's ownership interest. MGE has a 22% ownership interest in Columbia. The other owners are WPL (a subsidiary of Alliant), which operates Columbia, and WPSC. MGE's share of fuel, operating, and maintenance expenses for Columbia were $32.6 million, $31.3 million, and $29.7 million for the years ended December 31, 2008, 2007, and 2006, respectively. See Footnote 18 for discussion of MGE's future capital commitments as a result of this ownership interest.

Each owner provides its own financing and reflects its respective portion of facilities and operating costs in its financial statements. MGE's interest in Columbia, included in its gross utility plant in service, and the related accumulated depreciation reserves at December 31 were as follows:

(In thousands)	2008	2007
Utility plant	$113,592	$112,079
Accumulated depreciation	(71,173)	(70,562)
Net plant	$42,419	$41,517

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

Each owner provides its own financing and reflects its respective portion of the facility and operating costs in its financial statements. MGE Power West Campus' interest in WCCF and the related accumulated depreciation reserves at December 31 were as follows:

(In thousands)	2008	2007
Nonregulated plant	$109,111	$108,757
Accumulated depreciation	(10,033)	(7,289)
Net plant	$99,078	$101,468

Operating charges are allocated to the UW based on formulas contained in the operating agreement. Under the provisions of this arrangement, the UW is required to reimburse MGE for their allocated portion of fuel and operating expenses. For the years ended December 31, 2008, 2007, and 2006, the State was allocated $4.8 million, $3.0 million, and $2.6 million, respectively, in fuel and operating costs.

c.

Elm Road.

See Footnote 21 for a discussion of MGE Energy's joint ownership interest in Elm Road.

6.

Regulatory Assets and Liabilities - MGE Energy and MGE.

The following regulatory assets and liabilities are reflected in MGE's consolidated balance sheet as of December 31:

(In thousands)	2008	2007
Regulatory Assets
Environmental costs	$1,097	$1,268
Deferred charges related to interest - 2027A Series	638	672
Regulatory asset - SFAS No. 133	14,007	189
Tax recovery related to AFUDC equity	4,443	4,124
Asset retirement obligation - SFAS No. 143 and FIN 47	4,389	4,247
Unfunded pension and other postretirement liability	95,231	33,672
Debt related costs	3,685	3,829
Regulatory assets - Elm Road	213	1,025
Conservation costs	1,124	2,815
Blount restructuring costs	718	770
Other	496	953
Total regulatory assets	$126,041	$53,564
Regulatory Liabilities
Regulatory liability - SFAS No. 109	$4,680	$5,549
Regulatory liability - SFAS 158 Medicare subsidy	1,090	1,558
Non-SFAS No. 143 removal cost	12,799	13,204
Regulatory liability - customer fuel credit	5,506	-
Deferred charges related to ATC	468	78
Congestion Cost and Line Loss Allocation Agreement	-	2,845
Other	245	575
Total regulatory liabilities	$24,788	$23,809

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

Environmental Costs

MGE has received regulatory treatment on environmental costs including clean up of two landfill sites and a substation site and certain environmental costs at Columbia. As it relates to the landfills and substation, the regulators have only allowed MGE to recover actual environmental expenditures incurred excluding any carrying cost. As of December 31, 2008, MGE has recorded $0.5 million in regulatory assets for these environmental costs, including $0.1 million for accrual for estimated future site remediation and $0.4 million of deferrals for actual remediation costs incurred. These costs are being recovered over a four year period.

In addition, MGE has been allowed to defer actual costs plus carrying costs on certain Columbia environmental expenditures. As of December 31, 2008, MGE has recorded $0.6 million in regulatory assets related to these costs. The pre-construction portion of the costs will be transferred to construction work in progress once a Certificate of Authority is received from the PSCW. MGE expects recovery of these costs over the life of the installed equipment.

Deferred Charges Related to Interest - 2027A Series

Deferred charges on the interest expense of the 2027A Series relates to the incremental difference in the interest that MGE earned on its construction bond fund and the actual interest that MGE paid out on the related bonds. That incremental difference between interest earned and interest expensed is currently being amortized over the remaining life of the bonds as part of the rate recovery allowed by the PSCW.

Regulatory Asset (Liability) - SFAS No. 133

MGE has physical and financial contracts that are defined as derivatives under SFAS No. 133. The amounts recorded for the net mark-to-market value of the commodity based contracts is offset with a corresponding regulatory asset or liability because these transactions are part of the PGA or fuel rules clause authorized by the PSCW.

Tax Recovery Related to AFUDC Equity

AFUDC equity represents the after-tax equity cost associated with utility plant construction and results in a temporary difference between the book and tax basis of such plant. Deferred income taxes are provided on this temporary difference in accordance with SFAS No. 109. It is probable under PSCW regulation that MGE will recover in future rates the future increase in taxes payable represented by the deferred income tax liability. The amounts will be recovered in rates over the depreciable life of the asset for which AFUDC was applied. Tax recovery related to AFUDC equity represents the revenue requirement related to recovery of these future taxes payable, calculated at current statutory tax rates.

Asset Retirement Obligation - SFAS No. 143 and FIN 47

See Footnote 20 for further discussion.

Unfunded Pension and Other Postretirement Liability

As of December 31, 2006, MGE and MGE Energy adopted SFAS 158, Employers' Accounting for Pension and Other Postretirement Plans. Under SFAS 158, MGE is required to recognize the unfunded status of defined benefit pension and other postretirement pension plans as a net liability or asset on the balance sheet with an offset to other comprehensive income. The amount normally charged to other comprehensive income for the unfunded status represents future expenses that are expected to be recovered in rates. Accordingly, MGE has recorded such adjustments as a regulatory asset.

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

Blount Restructuring Costs

On January 19, 2006, MGE announced a plan, subject to certain conditions, that includes discontinuing coal use at the end of 2011 at Blount. The plant will continue to run on natural gas but will be reduced from its current approximate 190 MW capacity to 100 MW when coal burning is discontinued. MGE has determined certain employee positions will be eliminated in 2011 as a result of this exit plan. Accordingly, this plan has resulted in certain involuntary and voluntary severance benefits. Additionally, this exit plan resulted in a curtailment under SFAS 88, Employers' Accounting for Settlements and Curtailments of Defined Pension Plans and for Termination Benefits, and retention bonus payments. Recovery of these amounts began in 2008 and will continue through 2011. Costs will be recovered in rates in the year cash payments are expected to be made.

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

Regulatory Liability - SFAS 158 Medicare Subsidy

This amount relates to the difference in treatment of the Medicare Part D Subsidy for tax and book purposes under the provisions of SFAS 158. For SFAS 109 purposes, the benefit of this subsidy is excluded from the computation of the unfunded liability. However, for financial statement purposes, the unfunded liability includes (or is reduced by) the benefit of the Medicare Part D Subsidy. Such tax benefits will be returned to customers in rates in future periods.

Non-SFAS No. 143 Removal Costs

In connection with the adoption of SFAS No. 143, Accounting for Asset Retirement Obligations, companies are required to reclassify cumulative collections for non-ARO removal costs as a regulatory liability, with an offsetting entry to accumulated depreciation. Under the current rate structure, these removal costs are being recovered as a component of depreciation expense.

Regulatory Liability - Customer Fuel Credit

See Footnote 17 for further discussion.

Congestion Cost and Line Loss Allocation Agreement

On February 14, 2007, MGE signed a five year Congestion Cost and Line Loss Allocation Service Agreement. Under the provisions of this agreement, certain load serving entities in the Wisconsin and Upper Peninsula of Michigan System (WUMS) agreed to aggregate and equitably allocate certain costs that have not been perfectly allocated by the MISO Day 2 market. Specifically, this agreement achieves a uniform line loss percentage and socializes the costs incurred as a result of shortages in the FTR allocation process. The benefit received or expense incurred under the agreement is required to be returned to or collected from customers. The amounts collected in 2007 related to this agreement were returned to customers in 2008.

7.

Common Equity.

a.

Common Stock - MGE Energy.

On November 9, 2006, MGE Energy entered into a Distribution Agreement with JP Morgan under which MGE Energy may offer and sell up to 1,500,000 shares of its common stock. This agreement expired in December 2008. During 2008, MGE Energy did not issue any shares of its common stock under this agreement. During 2007, MGE Energy issued 383,500 shares of its common stock for $12.7 million in net proceeds under this agreement. These sales were made pursuant to an effective shelf registration statement MGE Energy filed with the SEC in March 2003.

MGE Energy also sells shares of its common stock through its Stock Plan. Those shares may be newly issued shares or shares that MGE Energy has purchased in the open market for resale to participants in the Stock Plan. All sales are covered by a shelf registration statement that MGE Energy filed with the SEC. During the period from March 2005 to May 2006, MGE Energy generally purchased shares in the open market for Stock Plan participants. In June 2006, MGE Energy switched from purchasing shares on the open market to issuing new shares of its common stock for the Stock Plan. For the twelve months ended December 31, 2008 and 2007, MGE Energy issued 954,238 and 591,443 new shares of common stock under the Stock Plan for net proceeds of $31.0 million and $20.1 million, respectively.

During the twelve months ended December 31, 2008 and 2007, MGE Energy paid $31.8 million (or $1.43 per share) and $30.3 million (or $1.41 per share), respectively, in cash dividends on its common stock. Dividends on common stock at MGE are subject to restrictions imposed by the PSCW and the covenants of MGE's outstanding first mortgage bonds. See Footnote 9 and the "Liquidity and Capital Resources - Financing Activities-Dividend Restrictions" under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion of these covenants.

b.

Preferred Stock - MGE Energy and MGE.

MGE has 1,175,000 shares of $25 par value redeemable preferred stock (cumulative) that is authorized but unissued at December 31, 2008 and 2007.

c.

Dilutive Shares Calculation - MGE Energy.

MGE Energy does not hold any dilutive securities.

8.

Minority Interest - MGE.

a.

MGE Power West Campus.

MGE Power West Campus is not a subsidiary of MGE; however, it has been consolidated in the consolidated financial statements of MGE, due to the adoption of FIN 46(R) (see Footnote 2). MGE Power West Campus is 100% owned by MGE Power and MGE Power is 100% owned by MGE Energy. MGE Energy's proportionate share of the equity and net income (through its wholly owned subsidiary MGE Power) of MGE Power West Campus is classified within the MGE financial statements as minority interest. Minority interest on the balance sheet related to MGE Power West Campus at December 31, 2008 and 2007, is $32.3 million and $36.4 million, respectively. For the years ended December 31, 2008, 2007, and 2006, MGE Power had earned $7.6 million, $7.7 million, and $7.8 million, net of tax, from its interest in MGE Power West Campus, respectively. This amount is recorded as minority interest expense, net of tax, on MGE's consolidated statement of income.

b.

MGE Transco.

At December 31, 2008, MGE is the majority owner, and MGE Energy is the minority owner, of MGE Transco. MGE Energy's proportionate share of the equity and net income of MGE Transco is classified within the MGE financial statements as minority interest. Minority interest on the balance sheet related to MGE Transco at December 31, 2008 and 2007, is $6.6 million and $3.2 million, respectively. For the years ended December 31, 2008, 2007, and 2006, MGE Energy had earned $0.8 million, $0.5 million, and $0.4 million, net of tax, from its interest in MGE Transco, respectively. These amounts are recorded as minority interest expense, net of tax, on MGE's consolidated statement of income.

c.

MGE Power Elm Road.

Similar to MGE Power West Campus, MGE Power Elm Road is not a subsidiary of MGE; however, it has been consolidated in the consolidated financial statements of MGE, due to the adoption of FIN 46(R) (see Footnote 2). MGE Power Elm Road is 100% owned by MGE Power and MGE Power is 100% owned by MGE Energy. MGE Energy's proportionate share of the equity and net income (through its wholly owned subsidiary MGE Power) of MGE Power Elm Road is classified within the MGE financial statements as minority interest. Minority interest on the balance sheet related to MGE Power Elm Road at December 31, 2008 and 2007, is $135.3 million and $97.4 million, respectively. For the years ended December 31, 2008, 2007, and 2006, MGE Power recognized earnings of $3.9 million, $2.6 million, and $1.4 million, net of tax, from its interest in MGE Power Elm Road, respectively. These amounts are recorded as minority interest expense, net of tax, on MGE's consolidated statement of income.

82

9.

Long-Term Debt.

a.

5.59% Senior Notes - MGE and MGE Energy.

On September 11, 2008, MGE issued $40 million of unsecured 5.59% senior notes due September 11, 2018. MGE used the net proceeds from the sale of the notes to repay $30 million of its 6.02% Medium-Term Notes that matured on September 15, 2008 and to repay $10 million of its short-term indebtedness consisting of commercial paper. Holders of the notes have the right to require MGE to repurchase their notes at par in the event of an acquisition of beneficial ownership of 30% or more of the outstanding voting stock of MGE Energy, Inc. The Note Purchase Agreement requires MGE to maintain a ratio of its consolidated indebtedness to consolidated total capitalization not to exceed a maximum of 65%. The Note Purchase Agreement also restricts MGE from issuing "Priority Debt" in an amount exceeding 20% of its consolidated assets. Priority Debt is defined as any indebtedness of MGE secured by liens other than specified liens permitted by the Note Purchase Agreement and certain unsecured indebtedness of certain subsidiaries.

b.

6.247% Medium-Term Notes - MGE and MGE Energy.

On September 19, 2007, MGE issued $25 million of unsecured 6.247% medium-term notes due September 15, 2037. The notes were issued pursuant to an Indenture dated as of September 1, 1998, between MGE and The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One, N.A.), as Trustee.

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

On July 20, 2007, MGE had entered into a $25 million swap lock with a financial institution to fix a portion of the interest rate related to the aforementioned debt issuance. Under the terms of the swap lock, MGE agreed to pay a fixed rate of 5.813% per annum and receive from the financial institution a floating rate equal to six months U.S. LIBOR (London Interbank Offered Rate). On September 14, 2007, MGE terminated the swap lock and was obligated to make a $1.7 million payment as a result of the difference between these two rates. Of this amount, $1.5 million of the cost has been deferred on the December 31, 2007, balance sheet as a regulatory asset in accordance with the provisions of SFAS 71. This amount is expected to be collected in rates ratably over the term of the 6.247% medium-term notes beginning in 2010. The remaining $0.2 million of the cost of this instrument was reflected as an expense in MGE and MGE Energy's income statement for the twelve months ended December 31, 2007.

c.

5.68% and 5.19% Senior Secured Notes - MGE and MGE Energy.

The 5.68% and the 5.19% senior secured notes require that MGE Power West Campus maintain a projected debt service coverage ratio of not less than 1.25 to 1.00, and debt to total capitalization ratio of not more than .65 to 1.00.

The debt is secured by a collateral assignment of lease payments that MGE is making to MGE Power West Campus for use of the cogeneration facility pursuant to a long-term agreement.

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

Other Long-Term Debt - MGE Energy and MGE.

MGE has $15 million of 6.58% medium-term notes due in 2012 and $19.3 million of 4.875% Industrial Development Revenue Bonds, refinanced in 2012, due in 2027.

The indenture under which the medium-term notes were issued provides that they will be entitled to be equally and ratably secured in the event that MGE issues any additional first mortgage bonds.

Below is MGE Energy's and MGE's aggregate maturities for all long-term debt for years following the December 31, 2008, balance sheet.

(In thousands)	Amount
2009	$ -
2010	-
2011	-
2012	34,300
2013	347
Future years	238,853
Total*	$273,500

*Includes $30 million and $20 million maturity for MGE Power West Campus, which is consolidated with MGE's debt in accordance with FIN 46(R) (see Footnote 2).

10.

Notes Payable to Banks, Commercial Paper, and Lines of Credit - MGE Energy and MGE.

a.

MGE Energy.

On December 30, 2008, MGE Energy entered into an agreement with a group of lenders providing MGE Energy with a $20 million revolving credit facility. The revolving credit facility expires on September 30, 2009. This facility carries interest at either (1) a "floating rate," calculated on a daily basis as the highest of a prime rate, a Federal Funds effective rate plus ½% per annum, or a Eurodollar Rate for a one month interest plus 1% or (2) a "Eurodollar Rate," calculated as provided in the agreement for the selected interest period, plus 1%. Interest based upon a floating rate is payable monthly. Interest based upon a Eurodollar Rate is payable on the last day of the selected interest period, unless that interest period exceeds three months, in which case it is also payable on the three-month anniversary of the first day of the selected interest period. No borrowings were outstanding under this facility at December 31, 2008.

On August 29, 2008, MGE Energy entered into a separate agreement establishing a $20 million revolving credit facility. The revolving credit facility expires on August 28, 2009. This facility carries an interest rate based on prime or a LIBOR-based rate plus, in the case of the LIBOR-based rate, an adder, not to exceed 1.0% per annum, based on the credit rating of MGE's senior unsecured debt. Interest is payable monthly, if based upon prime, and on the last day of each interest period if less than three months or the three-month anniversary of the first day of the interest period, if based upon the LIBOR-based rate. No borrowings were outstanding under this facility at December 31, 2008.

On December 21, 2005, MGE Energy entered into a five-year unsecured revolving credit facility under which it may borrow up to $80 million from a group of lenders. Interest rates on borrowings under the credit facility are based on either prime or LIBOR plus, in the case of the LIBOR-based rate, an adder, not to exceed 0.750% per annum, based on the senior unsecured credit rating of MGE. Interest is payable monthly. Amounts borrowed may be repaid and reborrowed from time to time until maturity.

The agreements require MGE Energy to maintain a ratio of its consolidated indebtedness to consolidated total capitalization not to exceed a maximum of 65%. A change in control constitutes a default under the agreements. Change in control events are defined as (i) a failure by MGE Energy to hold 100% of the outstanding voting equity interest in MGE or (ii) the acquisition of beneficial ownership of 30% or more of the outstanding voting stock of MGE Energy by one person or two or more persons acting in concert.

b.

MGE.

For short-term borrowings, MGE generally issues commercial paper (issued at the prevailing discount rate at the time of issuance), which is supported by unused committed bank lines of credit. On December 21, 2005, MGE entered into an amended and restated unsecured revolving credit facility under which it may borrow up to $55 million from a group of lenders. The credit facility is available for the issuance of letters of credit. The credit facility matures December 21, 2010. Interest rates on borrowings under the credit facility are based on either prime or LIBOR plus, in the case of the LIBOR-based rate, based on the credit rating of MGE's senior unsecured debt an adder, not to exceed 0.750% per annum. Interest is payable monthly.

On August 29, 2008, MGE entered into an agreement establishing a $20 million committed unsecured revolving credit facility. The agreement expires on March 31, 2009. This facility carries an interest rate based on either prime or a LIBOR-type rate for each applicable interest period plus, in the case of the LIBOR-type rate, 0.40%. Interest is payable on the last day of each calendar quarter, if based upon prime, and on the last day of each interest period if less than three months or the three-month anniversary of the first day of the interest period, if based upon the LIBOR-type rate . The facility is expected to be used as a backup facility to MGE's commercial paper program. No borrowings were outstanding under this facility at December 31, 2008.

The agreements require MGE to maintain a ratio of consolidated debt to consolidated total capitalization not to exceed a maximum of 65%. The ratio calculation excludes assets, liabilities, revenues and expenses included in MGE's financial statements as a result of the application of FIN 46(R). A change in control constitutes a default under the agreements. Change in control events are defined as (i) a failure by MGE Energy to hold 100% of the outstanding voting equity interest in MGE or (ii) the acquisition of beneficial ownership of 30% or more of the outstanding voting stock of MGE Energy by one person or two or more persons acting in concert.

c.

MGE Energy and MGE.

Information concerning short-term borrowings for the past three years is shown below:

	As of December 31,
(In thousands)	2008	2007	2006
MGE Energy
Available lines of credit	$195,000	$155,000	$155,000
Short-term debt outstanding	$124,500	$103,500	$57,000
Weighted-average interest rate	1.31%	4.71%	5.56%
During the year:
Maximum short-term borrowings	$139,000	$108,500	$90,000
Average short-term borrowings	$110,803	$59,113	$67,026
Weighted-average interest rate	2.88%	5.39%	5.20%
MGE
Available lines of credit	$75,000	$75,000	$75,000
Commercial paper outstanding	$51,000	$61,000	$29,500
Weighted-average interest rate	0.91%	4.47%	5.32%
During the year:
Maximum short-term borrowings	$64,000	$64,000	$70,250
Average short-term borrowings	$46,210	$27,954	$46,452
Weighted-average interest rate	2.44%	5.08%	5.02%

11.

Fair Value of Financial Instruments - MGE Energy and MGE.

At December 31, 2008 and 2007, the carrying amount of cash, cash equivalents, and outstanding commercial paper approximates fair market value due to the short maturity of those investments and obligations. The estimated fair market value of MGE's long-term debt is based on quoted market prices at December 31. The estimated fair market value of MGE Energy's and MGE's financial instruments are as follows:

	2008		2007
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
MGE Energy
Assets:
Cash and cash equivalents	$4,106	$4,106	$3,789	$3,789
Restricted cash*	4,805	4,805	2,896	2,896
Liabilities:
Short-term debt - bank loans	73,500	73,500	42,500	42,500
Short-term debt - commercial paper	51,000	51,000	61,000	61,000
Long-term debt**	273,500	261,315	263,500	260,787
MGE
Assets:
Cash and cash equivalents	1,318	1,318	1,859	1,859
Restricted cash*	4,805	4,805	2,896	2,896
Liabilities:
Short-term debt - commercial paper	51,000	51,000	61,000	61,000
Long-term debt**	273,500	261,315	263,500	260,787

*The restricted cash amount for 2008 is shown net of $10.5 million of cash collateral that was netted against net derivatives positions as well as other liabilities with counterparties.

**Includes long-term debt due within one year.

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

In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. MGE Energy and MGE have elected to defer the adoption of the nonrecurring fair value measurement disclosures of nonfinancial assets and liabilities. The adoption of FSP FAS 157-2, effective January 1, 2009, will not have any material impact on MGE Energy and MGE.

On October 10, 2008, the FASB issued FSP FAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, which clarifies the application of SFAS No. 157 and was effective upon issuance. This standard provides guidance on determination of the fair value of a financial asset in a market where that financial asset is inactive. The adoption of this standard did not have any material impact on MGE Energy and MGE.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis for MGE Energy and MGE.

(In thousands)	Fair Value as of December 31, 2008
	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Cash and cash equivalents	$4,106	$4,106	$-	$-
Restricted cash (a)	15,297	15,297	-	-
Exchange-traded investments	511	511	-	-
Total Assets	$19,914	$19,914	$-	$-
Liabilities:
Derivatives, net (b)	$14,007	$4,788	$-	$9,219
Deferred compensation	1,171	1,171	-	-
Total Liabilities	$ 15,178	$5,959	$-	$9,219

MGE
Assets:
Cash and cash equivalents	$1,318	$1,318	$-	$-
Restricted cash (a)	15,297	15,297	-	-
Exchange-traded investments	364	364	-	-
Total Assets	$16,979	$16,979	$-	$-
Liabilities:
Derivatives, net (b)	$14,007	$4,788	$-	$9,219
Deferred compensation	1,171	1,171	-	-
Total Liabilities	$15,178	$5,959	$-	$9,219

(a)

These amounts are shown gross and exclude $10.5 million of cash collateral that was netted against net derivative positions as well as other liabilities with counterparties.

(b)

These amounts are shown gross and exclude $4.8 million and $5.1 million of cash collateral that was netted against net derivative positions with counterparties for Level 1 and Level 3, respectively.

Derivatives include exchange-traded derivative contracts, a ten-year purchased power agreement, and FTRs. Most exchange-traded derivative contracts are valued based on unadjusted quoted prices in active markets and are therefore classified as Level 1. A small number of exchange-traded derivative contracts are valued using quoted market pricing in markets with insufficient volumes and are therefore classified as Level 3. Transactions done with an over-the-counter party are on inactive markets and are therefore classified as Level 3. These transactions are valued based on quoted prices with markets with similar exchange traded transactions. The ten-year purchased power agreement (see Footnote 16) was valued using an internally-developed pricing model and therefore classified as Level 3. The model includes both observable and unobservable inputs. Inputs to the model require significant management judgment and estimation. The model uses a forward power pricing curve based on exchange-traded contracts in the electric futures market. As described above, the market prices from this source have insufficient volumes and are classified as Level 3 in the fair value hierarchy. To project future prices beyond the period in which these quoted market prices are available, MGE calculates the price based on forward gas prices and an implied heat rate. MGE considers the assumptions that market participants would use in valuing the asset or liability. This consideration includes assumptions about market risk such as liquidity, volatility and contract duration. The fair value model incorporates discounting, credit, and model risks. FTRs are priced based upon monthly auction results for identical or similar instruments in a closed market with limited data available and are therefore classified as Level 3.

Cash and cash equivalents include investments with maturities of less than three months which are traded in active markets and deposit accounts, and are therefore classified as Level 1.

Restricted cash primarily includes cash collateral related to derivative and hedging instruments and is therefore classified as Level 1.

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

The following table summarizes the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for both MGE Energy and MGE.

(In thousands)
Twelve Months Ended December 31, 2008
Balance as of January 1, 2008	$(444)
Realized and unrealized gains (losses):
Included in regulatory liabilities (assets)	(8,801)
Included in other comprehensive income	26
Included in earnings	21
Included in current assets	-
Purchases, sales, issuances, and settlements, net	(21)
Transfers in and/or out of Level 3	-
Balance as of December 31, 2008	$(9,219)
Total gains (losses) included in earnings attributed to the change in unrealized gains (losses) related to assets and liabilities held at December 31, 2008 (c)	$-

The following table presents total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis during the twelve months ended December 31, 2008, for both MGE Energy and MGE. (c).

(In thousands)	Purchased Power Expense	Cost of Gas Sold Expense	Regulated Gas Revenues
Total gains (losses) included in earnings for the twelve months ended December 31, 2008	$139	$(59)	$(59)

(c) MGE's exchange-traded derivative contracts, ten-year purchased power agreement, and FTRs are subject to regulatory deferral under the provisions of SFAS 71. These derivatives are therefore marked to fair value pursuant to SFAS 133 and are offset with a corresponding regulatory asset or liability. A portion of MGE's derivative contracts fall under the incentive mechanism within the PGA clause and shareholders have the ability to receive a set percentage of the benefit or loss from these deals if certain thresholds are achieved. Under these derivatives, only the gains or losses associated with customers are subject to regulatory deferral under SFAS 71. The remaining shareholder portion is reflected in other comprehensive income. As a result of the above described treatment, there are no unrealized gains or losses that flow through earnings.

12.

Income Taxes.

a.

MGE Energy Income Taxes.

MGE Energy files a consolidated federal income tax return that includes the operations of all subsidiary companies. The consolidated income tax provision consists of the following provision (benefit) components for the years ended December 31:

(In thousands)	2008	2007	2006
Current payable:
Federal	$15,764	$22,482	$16,169
State	5,060	5,033	4,921
Net-deferred:
Federal	7,361	37	4,565
State	1,222	713	676
Amortized investment tax credits	(351)	(410)	(432)
Total income tax provision	$29,056	$27,855	$25,899

MGE Energy's consolidated income tax provision differs from the amount computed by applying the statutory federal income tax rate to income before income taxes, as follows:

	2008	2007	2006
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	5.0%	4.8%	5.0%
Amortized investment tax credits	(0.4)%	(0.5)%	(0.6)%
Credit for electricity from wind energy	(2.4)%	(0.6)%	(0.5)%
Domestic manufacturing deduction	(0.5)%	(0.6)%	(0.5)%
Other, net, individually insignificant	(1.2)%	(1.8)%	(0.5)%
Effective income tax rate	35.5%	36.3%	37.9%

The significant components of deferred tax liabilities (assets) that appear on MGE Energy's consolidated balance sheets as of December 31 are as follows:

(In thousands)	2008	2007
Property-related	$116,492	$105,527
Investment in ATC	16,003	15,171
Bond transactions	2,133	2,274
Pension expense	3,339	1,781
Unfunded pension and other postretirement liability	38,547	13,514
FAS 133 Derivatives	5,702	406
Tax deductible prepayments	6,743	6,579
Other	9,031	7,523
Gross deferred income tax liabilities	197,990	152,775
Accrued expenses	(18,242)	(13,605)
Retirement benefits, other than pension	(9,478)	(8,105)
Deferred tax regulatory account	(3,220)	(3,479)
Unfunded pension and other postretirement liability	(39,393)	(14,826)
FAS 133 Derivatives	(5,702)	(406)
Other	(1,510)	(1,174)
Gross deferred income tax assets	(77,545)	(41,595)
Less valuation allowance	366	366
Net deferred income tax assets	(77,179)	(41,229)
Deferred income taxes	$120,811	$111,546

The valuation allowance reduces MGE Energy's deferred tax assets for state carryforward losses to estimated realizable value due to the uncertainty of future income estimates in various state tax jurisdictions.

For tax purposes, as of December 31, 2008, MGE Energy had approximately $7.5 million of state tax net operating loss deductions that expire between 2011 to 2019 if unused.

b.

MGE Income Taxes.

MGE Energy files a consolidated federal income tax return. The subsidiaries calculate their respective federal income tax provisions as if they were separate taxable entities.

On a separate company basis, the components of MGE's income tax provision are as follows for the years ended December 31:

(In thousands)	2008	2007	2006
Current payable:
Federal	$14,313	$21,899	$16,468
State	4,710	4,882	4,910
Net-deferred:
Federal	7,255	11	4,241
State	1,199	703	598
Amortized investment tax credits	(351)	(410)	(432)
Total income tax provision	$27,126	$27,085	$25,785

MGE's income tax provision on as separate company basis differs from the amount computed by applying the statutory federal income tax rate to income before minority interest and income tax provision as follows:

	2008	2007	2006
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	5.0%	4.7%	5.0%
Amortized investment tax credits	(0.5)%	(0.5)%	(0.6)%
Credit for electricity from wind energy	(2.5)%	(0.6)%	(0.5)%
Domestic manufacturing deduction	(0.5)%	(0.6)%	(0.5)%
Other, net, individually insignificant	(1.3)%	(1.8)%	(0.5)%
Effective income tax rate	35.2%	36.2%	37.9%

The significant components of deferred tax liabilities (assets) that appear on MGE's consolidated balance sheets as of December 31 are as follows:

(In thousands)	2008	2007
Property-related	$116,492	$105,527
Investment in ATC	16,003	15,171
Bond transactions	2,133	2,274
Pension expense	3,339	1,781
Unfunded pension and other postretirement liability	38,547	13,514
FAS 133 Derivatives	5,702	406
Tax deductible prepayments	6,743	6,579
Other	8,780	7,067
Gross deferred income tax liabilities	197,739	152,319
Accrued expenses	(18,116)	(13,362)
Retirement benefits, other than pension	(9,478)	(8,105)
Deferred tax regulatory account	(3,220)	(3,479)
FAS 133 Derivatives	(5,702)	(406)
Unfunded pension and other postretirement liability	(39,393)	(14,826)
Other	(1,522)	(1,430)
Gross deferred income tax assets	(77,431)	(41,608)
Less valuation allowance	366	366
Net deferred income tax assets	(77,065)	(41,242)
Deferred income taxes	$120,674	$111,077

The valuation allowance reduces MGE's deferred tax assets for state carryforward losses to estimated realizable value due to the uncertainty of future income estimates in various state tax jurisdictions.

For tax purposes, as of December 31, 2008, MGE had approximately $7.5 million of state tax net operating loss deductions that expire between 2011 to 2019 if unused.

c.

FIN 48 - MGE Energy and MGE.

MGE Energy and MGE adopted the provisions of FIN 48 on January 1, 2007. Under FIN 48, the difference between the tax benefit amount taken on prior year tax returns, or expected to be taken on a current year tax return, and the tax benefit amount recognized in the financial statements is an unrecognized tax benefit. MGE Energy and MGE have elected to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses, although no penalties have been recorded.

A tabular reconciliation of unrecognized tax benefits and interest under FIN 48 from January 1, 2007 (date of adoption) to December 31, 2008, is as follows:

(In thousands)	Tax	Interest
Amounts of unrecognized tax benefits, January 1, 2007, upon adoption of FIN 48 (Amounts are for years prior to 2007)	$277	$99
Settlements with taxing authorities paid in 2007	(186)	(24)
Reductions to beginning balance of unrecognized tax benefits as a result of settlements with taxing authorities	(91)	(75)
Additions based on tax positions related to 2007	99	-
Unrecognized tax benefits, December 31, 2007	99	-
Additions based on tax positions related to 2008	77	-
Accrued interest on unrecognized tax benefits	-	9
Unrecognized tax benefits, December 31, 2008 and associated accrued interest	$176	$9

Unrecognized tax benefits are liabilities shown with Other Deferred Liabilities on the December 31, 2008 and December 31, 2007, balance sheets.

Unrecognized tax benefits included in the January 1, 2008 balance relate mainly to federal permanent differences and tax credits, the realization of which would not significantly impact the effective tax rate. The unrecognized tax benefits arising in 2008 relate mainly to federal permanent differences and tax credits, the realization of which would not significantly impact the effective tax rate. The unrecognized tax benefits at December 31, 2008, are not expected to significantly increase or decrease within the next twelve months.

Wisconsin requires each corporation within a consolidated group to file a separate tax return.

The following table shows tax years that remain subject to examination by major jurisdiction:

Taxpayer	Open Years
MGE Energy and consolidated subsidiaries in federal return	2005 through 2008
MGE Energy Wisconsin separate corporation return	2004 through 2008
MGE Wisconsin separate corporation return	2005 through 2008

13.

Pension Plans and Other Postretirement Benefits - MGE Energy and MGE.

MGE maintains qualified and nonqualified pension plans, health care and life insurance benefits, and two defined contribution 401(k) benefit plans for its employees and retirees. MGE's costs for the 401(k) plans were $1.2 million in 2008 and $1.0 million in both 2007 and 2006. A measurement date of December 31 is utilized for all pension and postretirement benefit plans.

At December 31, 2008, MGE employs 239 individuals who are covered by a collective bargaining agreement with Local Union No. 2304 of the IBEW, 98 employees who are covered by a collective bargaining agreement with Local Union No. 39 of the Office and Professional Employees International Union (OPEIU), and five employees covered by a collective bargaining agreement with USW Local Union Unit No. 2-0111 (USW). On May 12, 2006, the OPEIU employees ratified a new three-year labor agreement; on September 21, 2006, the IBEW employees ratified a new three-year labor agreement; and on October 11, 2006, the USW also ratified a new three-year labor agreement. Pursuant to these agreements, the OPEIU, IBEW, and USW have agreed to defined contribution pension plans for employees hired after December 31, 2006. All new nonunion employees hired after December 31, 2006, have also been enrolled in the defined contribution pension plan, rather than the defined benefit pension plan previously in place for existing nonunion employees.

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

a.

Benefit Obligations.

(In thousands)	Pension Benefits		Other Postretirement Benefits
Change in benefit obligation:	2008	2007	2008	2007
Net benefit obligation at beginning of year	$176,938	$176,312	$59,331	$49,986
Service cost	5,022	5,165	1,724	1,618
Interest cost	11,305	10,421	3,743	3,101
Plan participants' contributions	-	-	442	366
Plan amendments	-	-	-	793
Actuarial (gain) loss	4,904	(9,253)	(354)	4,912
Special termination benefits	11	22	-	-
Gross benefits paid	(6,382)	(5,729)	(2,233)	(1,570)
Less: federal subsidy on benefits paid	-	-	133	125
Benefit obligation at end of year	$191,798	$176,938	$62,786	$59,331

The accumulated benefit obligation for the defined benefit pension plans at the end of 2008 and 2007 was $166.2 million and $153.3 million, respectively.

	Pension Benefits		Other Postretirement Benefits
Weighted-average assumptions used to determine end of year benefit obligations:	2008	2007	2008	2007
Discount rate	6.11%	6.24%	6.11%	6.29%
Rate of compensation increase	4.56%	4.55%	N/A	N/A

The following table shows assumed health care cost trend rates at December 31:

	2008	2007
Health care cost trend rate assumed for next year	8%	8%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5%	5%
Year that the rate reaches the ultimate trend rate	2015	2012

The assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.

The following table shows how an assumed 1% increase or 1% decrease in health care cost trends could impact postretirement benefits in 2008 dollars:

(In thousands)	1% Increase	1% Decrease
Effect on other postretirement benefit obligation	$8,824	$(7,562)

On December 8, 2003, the "Medicare Prescription Drug, Improvement and Modernization Act of 2003" (the Act) was signed into law authorizing Medicare to provide prescription drug benefits to retirees. The Act introduced a prescription drug benefit under Medicare as well as a Federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare prescription drug benefit. Management believes the prescription drug benefit provided under MGE's postretirement benefit plans is at least actuarially equivalent to the Medicare prescription drug benefit. In response to the enactment of the Act, on May 19, 2003, FSP 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, was issued, resulting in a remeasurement of its postretirement benefits and a remeasurement of its postretirement plans' assets and APBO as of January 1, 2004. For the year ended December 31, 2008, the subsidy due to MGE was $0.1 million.

b.

Plan Assets.

(In thousands)	Pension Benefits		Other Postretirement Benefits
Change in plan assets:	2008	2007	2008	2007
Fair value of plan assets at beginning of year	$145,118	$134,372	$16,542	$15,261
Actual return on plan assets	(40,774)	10,819	(3,931)	1,795
Employer contributions	5,124	5,656	2,586	690
Plan participants' contributions	-	-	442	366
Gross benefits paid	(6,382)	(5,729)	(2,233)	(1,570)
Fair value of plan assets at end of year	$103,086	$145,118	$13,406	$16,542

The expected long-term rate of return on the pension plan assets was 9.0% in both 2008 and 2007 and has been reduced to 8.5% for 2009 and beyond.

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

The asset allocation for MGE's pension plans at the end of 2008 and 2007, and the target allocation for 2009, by asset category, follows:

	Target Allocation	Percentage of Plan Assets at Year End
		2008	2007
Equity securities	75.0%	72.0%	75.6%
Debt securities	15.0%	14.7%	13.2%
Real estate	10.0%	13.3%	11.2%
Total	100.0%	100.0%	100.0%

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

e.

Other Postretirement Benefits.

The fair value of plan assets for these postretirement benefit plans is $13.4 million and $16.5 million at the end of 2008 and 2007, respectively. The expected long-term rate of return on these plan assets was 7.11% and 7.85% in 2008 and 2007.

Of the above amounts, $10.3 million and $13.5 million at the end of 2008 and 2007, respectively, were held in the master pension trust and are allocable to postretirement health expenses. The target asset allocation and investment strategy for the portion of assets held in the master pension trust are the same as that explained for MGE's pension plans.

The remainder of postretirement benefit assets are held either in an insurance continuance fund for the payment of retiree life benefits or a health benefit trust for payment of retiree health claims. There is no formal target asset allocation for these assets, but the intent is to seek interest income and maintain stability of principal.

f.

Funded Status.

The funded status at the end of the year, and the related amounts recognized on the Consolidated Balance Sheet are as follows:

(In thousands)		Pension Benefits	Other Postretirement Benefits
Funded status, end of year	2008	2007	2008	2007
Fair value of plan assets	$103,086	$145,118	$13,406	$16,542
Benefit obligations	191,798	176,938	62,786	59,331
Funded status	$(88,712)	$(31,820)	$(49,380)	$(42,789)

At December 31, 2008, MGE and MGE Energy included a $0.8 million current liability, a $137.3 million long-term liability, and a $95.2 million regulatory asset in the balance sheet to properly reflect the unfunded status of the plans.

At December 31, 2007, MGE and MGE Energy included a $0.6 million current liability, a $74.1 million long-term liability, and a $33.7 million regulatory asset in the balance sheet to properly reflect the unfunded status of the plans.

(In thousands)	Pension Benefits	Other Postretirement Benefits
Amounts recognized as regulatory asset	2008	2008
Net actuarial loss	$75,473	$14,123
Prior service cost	2,757	990
Transition obligation	143	1,745
Total	$78,373	$16,858

The projected benefit obligation and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets at December 31, 2008 and 2007, were as follows:

(In thousands)	Pension Benefits
Projected Benefit Obligation in Excess of Plan Assets	2008	2007
Projected benefit obligation, end of year	$191,798	$176,938
Fair value of plan assets, end of year	$103,086	$145,118

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2008 and 2007, were as follows:

(In thousands)	Pension Benefits
Accumulated Benefit Obligation in Excess of Plan Assets	2008	2007
Projected benefit obligation, end of year	$191,798	$16,371
Accumulated benefit obligation, end of year	166,232	12,500
Fair value of plan assets, end of year	103,086	-

g.

Expected Cash Flows.

In January 2009, a $6.0 million discretionary contribution was made to the pension plans in order to fund the plans to an 80% funding target level as of January 1, 2009 under the Employee Retirement Income Security Act (ERISA) and the Pension Protection Act of 2006. Subsequent required contributions to the plans for 2009 through 2013 are expected to be between $9.0 million to $11.0 million each year. The required contributions for years after 2013 are currently not yet estimated. MGE has adopted the asset smoothing as permitted in accordance with the Pension Protection Act of 2006, including modifications made by WRERA.

Due to uncertainties in the future economic performance of plan assets, discount rates, and other key assumptions, required estimated contributions are subject to change. MGE may also elect to make additional discretionary contributions.

In 2008, MGE made $7.7 million in employer contributions to its pension and postretirement plans related to the 2007 and 2008 plan years.

h.

Benefit Payments.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

	Pension	Other Postretirement
(In thousands)	Pension Benefits	Gross Postretirement Benefits	Expected Medicare Part D Subsidy	Net Postretirement Benefits
2009	$7,367	$2,368	$(157)	$2,211
2010	8,002	2,657	(180)	2,477
2011	8,839	2,998	(200)	2,798
2012	9,626	3,187	(235)	2,952
2013	10,427	3,539	(262)	3,277
2014-2018	65,995	22,451	(1,790)	20,661

i.

Net Periodic Cost.

MGE has elected to recognize the cost of its transition obligation (the accumulated postretirement benefit obligation as of January 1, 1993) by amortizing it on a straight-line basis over 20 years.

(In thousands)	Pension Benefits			Other Postretirement Benefits
Components of net periodic benefit cost:	2008	2007	2006	2008	2007	2006
Service cost	$5,022	$5,165	$5,404	$1,724	$1,618	$1,953
Interest cost	11,305	10,421	9,758	3,743	3,101	3,000
Expected return on assets	(13,189)	(12,248)	(10,570)	(1,280)	(1,148)	(971)
Amortization of:
Transition obligation	143	143	237	427	427	437
Prior service cost	440	440	461	287	208	224
Actuarial loss	572	804	1,583	295	232	420
Curtailment (gain)/loss	-	-	105	-	-	(150)
Net periodic benefit cost	$4,293	$4,725	$6,978	$5,196	$4,438	$4,913

Weighted-average assumptions used to determine net periodic cost:
Discount rate	6.24%	5.90%	5.65%	6.29%	5.97%	5.72%
Expected return on plan assets	9.0%	9.00%	9.00%	7.85%	7.78%	7.61%
Rate of compensation increase	4.55%	4.55%	4.52%	N/A	N/A	N/A

On September 21, 2006, certain voluntary termination benefits were awarded to employees who are members of the International Brotherhood of Electrical Workers (IBEW) and may be impacted by the discontinuance of coal use at Blount. These employees were offered certain supplemental early retirement benefits. As of December 31, 2007, four of the union employees declared their intent to retire early. The liability associated with these special termination benefits is reflected at the time they actually retire.

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

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in the assumed health care cost trend rates would have had the following effect:

(In thousands)	1% Increase	1% Decrease
Effect on total service and interest cost components	$848	$(727)

14.

Share-Based Compensation - MGE Energy and MGE.

The MGE Energy Board approved a Performance Unit Plan on December 15, 2006. Under the plan, eligible participants may receive performance units that entitle the holder to receive a cash payment equal to the value of a designated number of shares of MGE Energy's common stock, plus dividend equivalent payments thereon, at the end of the set vesting period. Per the plan's provisions, these awards are subject to a prescribed vesting schedule and must be settled in cash. Accordingly, no new shares of common stock will be issued in connection with the plan. MGE and MGE Energy have adopted the provisions of SFAS 123R. This guidance establishes standards for the accounting of transactions in which an entity exchanges equity instruments for goods and services. Additionally, this standard addresses the accounting for transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments.

On January 1, 2007, 22,479 units were granted based on the MGE Energy December 31, 2006, closing stock price. On January 18, 2008, 18,538 units were granted based on the MGE Energy closing stock price as of that date. On January 16, 2009, 18,604 units were granted based on the MGE Energy closing stock price as of that date. These units are subject to either a four or five year graded vesting schedule. Based on the provisions of SFAS 123R, on the grant date, MGE Energy and MGE measured the cost of the employee services received in exchange for the award based on current market value of MGE Energy common stock. The fair value of the awards has been subsequently re-measured at December 31, 2008. Changes in fair value as well as the original grant have been recognized as compensation cost. Because this amount will be remeasured throughout the vesting period, the compensation cost is subject to variability.

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

During the twelve months ended December 31, 2008 and, 2007, MGE recorded $0.5 million and $0.3 million, respectively, in compensation expense as a result of this plan. No compensation expense was recognized in 2006 as there had not been any grants during that year. A forfeiture of less than $0.1 million, but no cash settlements, occurred during the twelve months ended December 31, 2008. At December 31, 2008, $0.1 million of these awards were vested.

15.

Regional Transmission Organizations - MGE Energy and MGE.

On April 1, 2005, the MISO implemented its bid-based energy market. MISO is a FERC approved RTO that is required to provide real-time energy services and a market based mechanism for congestion management. MGE is a participant in this market. On April 1, 2005, MGE began offering substantially all of its generation on the MISO market and purchasing much of its load requirement from the MISO market in accordance with the MISO Tariff. In January 2009, MISO implemented and MGE began participating in the ancillary services market (ASM). The ASM is an extension of the existing energy market in which MISO assumes the responsibility of maintaining sufficient generation reserves. Previously, MGE was responsible for providing its own reserves, however in the ASM, MISO will provide the reserves for MGE's load, and MGE may offer to sell reserves from its generating units. In addition to this market change, MISO took on various Balance Authority functions.

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

MGE reports on a net basis transactions on the MISO and PJM markets in which it buys and sells power within the same hour to meet electric energy delivery requirements. This treatment resulted in a $163.8 million, $157.3 million, and $154.4 million reduction to sales for resale and purchased power expense for the years ended December 31, 2008, 2007, and 2006, respectively.

95

16.

Derivative and Hedging Instruments - MGE Energy and MGE.

As part of our regular operations, MGE enters into contracts, including options, swaps, futures, forwards, and other contractual commitments, to manage its exposure to interest rates, commodity prices, and gas margin. MGE evaluates its derivative contracts in accordance with SFAS No. 133 as amended and interpreted. To the extent that these contracts are derivatives, MGE assesses whether or not the normal purchases or normal sales exclusion applies. For contracts in which this exclusion cannot be applied, SFAS No. 133 requires MGE Energy and MGE to recognize all derivatives in the consolidated balance sheets at fair value, with changes in the fair value of derivative instruments to be recorded in current earnings or deferred in accumulated other comprehensive income (loss), depending on whether a derivative is designated as, and is effective as, a hedge and depending on the type of hedge transaction. MGE's derivative activities are conducted in accordance with its electric and gas risk management program.

If the derivative qualifies for regulatory deferral subject to the provisions of SFAS No. 71, the derivatives are marked to fair value pursuant to SFAS No. 133 and are offset with a corresponding regulatory asset or liability.

In April 2007, the FASB issued FSP 39-1, Amendment of FASB Interpretation No. 39 (FSP FIN 39-1). This pronouncement amends FIN 39, Offsetting of Amounts Related to Certain Contracts, and allows companies to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting agreement. MGE and MGE Energy elected the net presentation as prescribed by this pronouncement. FSP FIN 39-1 became effective for MGE and MGE Energy as of January 1, 2008. The effects of applying this pronouncement shall be recognized as a change in accounting principle through retroactive application for all financial statements presented. The adoption of this pronouncement did not have any impact on MGE's or MGE Energy's net income. At December 31, 2008, MGE Energy and MGE had $9.9 million in cash collateral that was netted against the net derivative positions with counterparties.

During 2008 and 2007, MGE purchased and sold exchange traded and over the counter options, swaps, and future contracts. These arrangements are primarily entered into to help stabilize the price risk associated with gas or power purchases. These transactions are employed by both MGE's gas and electric segments. Additionally, as a result of the firm transmission agreements that MGE holds on transmission paths in the MISO market, at December 31, 2008, MGE holds 2009 FTRs. An FTR is a financial instrument that entitles the holder to a stream of revenues or charges based on the differences in hourly day ahead energy prices between two points on the transmission grid.

At December 31, 2008 and 2007, the cost basis of these financial instruments exceeded their fair value by $10.0 million and $0.3 million, respectively. Financial instruments generally will expire within a one year time period. The fair value of these instruments is reflected as a regulatory asset. Depending on the nature of the instrument, the gain or loss associated with these transactions will be reflected as cost of gas sold, fuel for electric generation, or purchased power expense in the delivery month applicable to the instrument.

During 2008, MGE has also entered into futures and basis swaps to take advantage of physical and financial arbitrage opportunities between supply basins and pricing spreads between future months' gas supply. Under the incentive mechanism within the PGA clause, MGE shareholders have the ability to receive a set percentage of the benefits or loss from these deals if certain thresholds are achieved. At December 31, 2008 and 2007, these positions were in an unrealized gain position of $0.1 million and $0.2 million, respectively. The portion related to the shareholders is reflected in other comprehensive income and the portion related to customers is reflected as a current regulatory asset. These instruments all expire in 2009.

MGE has also entered into a ten-year purchased power agreement which provides MGE with firm capacity and energy beginning June 1, 2012, and ending on May 31, 2022 (the "base term"). The agreement also allows MGE the option to purchase power during a period of time preceding the base term as well as an option to extend the contract after the base term. The agreement is a derivative contract and is recognized at its fair value on the balance sheet. The fair value of the contract at December 31, 2008 reflects a loss position of $4.1 million and at December 31, 2007 reflects a gain position of $0.1 million. Also, the derivative qualifies for regulatory deferral and is recognized with a corresponding regulatory asset or liability depending on whether the fair value is in a loss or gain position.

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

17.

Rate Matters - MGE Energy and MGE.

a.

Rate proceedings.

On December 18, 2008, under a limited reopener, the PSCW authorized MGE to decrease 2009 rates for retail electric customers by 0.74% or $2.7 million, while gas rates remain unchanged from 2008. The decrease in retail electric rates is driven by a decrease in fuel and purchased power costs, decrease in Elm Road costs and a decrease in ATC transmission costs. The PSCW also approved deferred accounting for incremental pension and other postretirement benefit costs above the levels currently included in rates. Pursuant to the provisions of this rate order, the fuel rules bandwidth effective January 1, 2009, will be plus or minus 2%. See below for further description of fuel rules.

On December 14, 2007, the PSCW authorized MGE to increase 2008 electric rates by 4.8% or $16.2 million and increase gas distribution rates by 2.8% or $7.8 million. The electric increase covered costs for MGE's new wind energy projects, statewide energy efficiency and renewable energy programs, transmission improvements by ATC, and accelerated costs to discontinue coal use at the Blount Station. In addition to funding the statewide energy programs, the natural gas rate increase covered costs for area gas construction projects needed to accommodate customer growth. Authorized return on common stock equity was set at 10.8% based on 57.4% utility common equity.

On December 22, 2006, the PSCW approved a limited scope rate case reopener related to MGE's 2007 electric rates. This order approved an update to MGE's electric fuel costs monitored under the fuel rules, an updated estimate of the 2007 Elm Road carrying costs, and a request for recovery of increased ATC-related transmission costs through December 31, 2007. This order resulted in a net 0.15% decrease, on average, in retail electric rates for 2007. The PSCW also approved the recovery of 100% AFUDC on the Top of Iowa III wind project beginning in November 2006 and continuing until construction on the project ceased.

On December 12, 2005, the PSCW authorized MGE to increase 2006 electric revenues by $35.9 million and to increase gas revenues by $3.8 million. The increase to electric revenues covered increased fuel and purchased power costs and the costs of additional facilities needed to meet the rising electric and gas needs of our customers. Approximately $3.8 million of the increase in electric revenues related to the recovery of the carrying costs for Elm Road.

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

Under fuel rules, MGE could apply for a fuel surcharge if its actual electric fuel costs exceeded 102% of the electric fuel costs allowed in its latest rate order. Conversely, MGE could be required to provide a fuel credit to its customers if actual electric fuel costs were less than 98% of the electric fuel costs allowed in that order.

The PSCW approved a $0.00239 per kWh interim fuel surcharge on MGE's electric rates effective May 6, 2008, to cover increased fuel and purchased power expenses. For the twelve months ended December 31, 2008, this interim surcharge resulted in a $5.1 million increase to electric rates. Pursuant to a stipulation agreement among MGE and intervenors in the proceeding, which was approved by the PSCW on October 24, 2008, the interim surcharge remained in effect until the end of the year. The stipulation agreement however, requires MGE to review its 2008 monitored fuel costs at year-end and to refund to customers, with interest at 10.8%, any amount by which its actual fuel costs fall short of the monitored fuel costs collected in rates. As of December 31, 2008, MGE accrued and expects to refund $5.5 million, including interest, to customers as a result of this stipulation and has reflected this reduction in other electric revenues.

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

As a result of a decrease in electric fuel costs during the twelve months ended December 31, 2006, as compared to those in the order, an interim fuel credit was approved by the PSCW. To account for this credit, MGE recorded a $19.1 million reduction to other electric revenues. This reduction to other electric revenues reflected MGE's estimated obligation under the interim fuel credit and subject to refund provision implemented by the PSCW during 2006. During the year ended December 31, 2006, $16.8 million had been credited to electric customers. An additional $2.4 million (includes interest) was applied to customers' accounts in April 2007.

18.

Commitments.

a.

Coal Contracts - MGE Energy and MGE.

MGE has coal supply contracts related to the Blount plant. As of December 31, 2008, total coal commitments related to the Blount plant are estimated to be $11.6 million for 2009 and $7.2 million for 2010. Fuel procurement for MGE's jointly owned Columbia and Elm Road plants are handled by Alliant and Wisconsin Energy Corporation, respectively, the operating companies. If any minimum purchase obligations must be paid under these contracts, management believes these obligations would be considered costs of service and recoverable in rates. As of December 31, 2008, MGE's share of the total coal commitments for the Columbia and Elm Road plants are estimated to be $20.2 million in 2009, $30.0 million in 2010, $11.6 million in 2011, $4.2 million in 2012, and $6.6 million in 2013.

MGE's Blount plant also utilized paper-derived fuel. MGE has a fixed commitment with a supplier of this alternative fuel. Commitments under this arrangement are $0.2 million per year for 2009, 2010, and 2011.

b.

Purchased Power Contracts - MGE Energy and MGE.

MGE has several purchase power agreements to help meet future electric supply requirements. As of December 31, 2008, MGE's total commitments for energy and purchase power agreements for capacity and wind purchase power agreements are estimated to be $26.1 million in 2009, $25.5 million in 2010, $25.9 million in 2011, $33.7 million in 2012, and $37.2 million in 2013. Management expects to recover these costs in future customer rates. Included in these numbers is the estimated commitment related to a purchase power agreement that is considered a lease. See Footnote 18h for additional information.

On October 8, 2008, MGE entered into a ten-year purchase power agreement to help meet future electric supply requirements. Under this agreement, MGE has agreed to purchase 50 MW of wind power from Osceola Windpower II, LLC, which is located in Iowa. This facility became operational in October 2008. MGE does not have any capacity payment commitments under this agreement. However, MGE is obligated to purchase its ratable share of the energy produced by the project. MGE's commitment related to its ratable share of energy produced by the project has been estimated and is included in the above numbers.

c.

Natural Gas Transportation and Storage Contracts - MGE Energy and MGE.

MGE's natural gas transportation and storage contracts require fixed monthly payments for firm supply pipeline transportation and storage capacity. The pricing components of the fixed monthly payments for the transportation and storage contracts are established by FERC but may be subject to change. As of December 31, 2008, these payments are estimated to be $15.2 million in 2009, $14.3 million in 2010, $9.5 million in 2011, $0.9 million in 2012, and $0.8 million in 2013. MGE also has natural gas supply commitments. These commitments include market-based pricing. As of December 31, 2008, total natural gas supply commitments are estimated to be $26.0 million in 2009 and $1.7 million in 2010. Management expects to recover these costs in future customer rates.

d.

Environmental - MGE Energy and MGE.

MGE is listed as a potentially responsible party for a site the EPA has placed on the national priorities Superfund list. The Lenz Oil site in Lemont, Illinois, was used for storing and processing waste oil for several years. This site requires clean up under the Comprehensive Environmental Response, Compensation and Liability Act. A group of companies, including MGE, is currently working on cleaning up the site. Management believes that its share of the final cleanup costs will not result in any materially adverse effects on MGE's operations, cash flows, or financial position. Insurance may cover a portion of the cleanup costs. Management believes that the cleanup costs not covered by insurance will be recovered in current and future rates. At December 31, 2008, MGE accrued a $0.1 million gross liability for this matter. The expected range of loss for this item is estimated to be between $0.1 million and $0.2 million.

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

On March 12, 2008, the U.S. EPA announced a new national ambient air quality standard for ozone which is more stringent than the current standard (standard lowered from 0.08 to 0.075 parts per million). States (including Wisconsin) must monitor and collect data on ozone levels in order to determine attainment or nonattainment status on a county and/or area basis. Currently available monitoring data for Dane, Columbia and Milwaukee counties demonstrates attainment with this new standard. However, final attainment designations will not be made until 2010 using the monitoring data collected during the period 2007 through 2009. There is a possibility that future monitoring data for one or all of these counties will demonstrate nonattainment for this new ozone standard, which could result in additional operating and capital expenditures at Columbia (located in Columbia County), Blount and WCCF (located in Dane County) and Elm Road (located in Milwaukee County). Similarly, new standards for particulate emissions under 2.5 microns and monitoring data has resulted in a preliminary nonattainment designation for Dane, Columbia and Milwaukee counties for PM2.5, which could also result in increased expenditures at Blount, WCCF, Columbia and Elm Road (see Item 1. Business, Environmental, Air Quality, National Ambient Air Quality Standards section for additional details).

Various initiatives including, but not limited to, the Clean Air Interstate Rule (CAIR), Clean Air Mercury Rule (CAMR), maximum achievable control technology (MACT) standards, new source performance standards (NSPS), Clean Air Visibility Rule (CAVR), the protection of visibility by application of best available retrofit technologies (BART), and existing and proposed state mercury emissions limits, are expected to result in significant additional operating and capital expenditures at Columbia, Elm Road, WCCF, and Blount. There is some uncertainty concerning the mercury emission reduction requirements in light of a February 8, 2008, U.S. Court of Appeals decision vacating CAMR and the potential for the Supreme Court to rule on this decision. Further, the state of Wisconsin's mercury rule under NR 446 that are significantly different than CAMR have been finalized through state legislative review process, these will further increase mercury control compliance costs at these facilities (as compared to CAMR). See Item 1. Business, Environmental, Air Quality, CAMR/Wisconsin State Mercury Rules section for additional details. There is also uncertainty concerning the NOx and SO2 emission reduction requirements of CAIR in light of a December 23, 2008, U.S. Court of Appeals decision remanding CAIR to EPA.

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

The Columbia operator's current estimates show that MGE's share of the capital expenditures required to comply with these environmental initiatives will be between $130 million and $170 million. According to current estimates, compliance with these initiatives is also expected to result in an increase to MGE's pro-rata share of Columbia's on-going operating expenses. The operator and MGE management are continuing to explore various alternatives to comply with these standards. Accordingly, actual capital expenditures may fall above or below the range provided. These standards and initiatives may also result in additional capital and operating expenditures at MGE's other generating facilities. MGE expects that the costs to comply with these standards will be fully recoverable through rates. The PSCW is permitting MGE to defer pre-certification and pre-construction costs related to compliance with environmental regulations at Columbia. Additionally, MGE is entitled to a carrying cost on the related pre-construction costs at a 100% AFUDC rate. As of December 31, 2008, MGE had incurred $1.4 million (excluding carrying costs) in expenditures at Columbia related to environmental initiatives.

As of December 31, 2008, Columbia entered into various contractual commitments with vendors for a small portion of the aforementioned expenditures as well as other Columbia environmental projects. MGE is indirectly a party to these agreements as a result of its joint ownership of Columbia and is also contractually obligated, under the applicable ownership and operating agreements, with respect to any commitments made. MGE's share of these commitments will be $0.8 million for 2009. These costs are expected to be capitalized and included in the consolidated balance sheet of MGE.

See Footnote 21 for additional environmental commitments related to the Elm Road, including the WPDES permit agreement with Clean Wisconsin, Inc. and Sierra Club.

e.

Chattel Paper Agreement and Other Guarantees - MGE Energy and MGE.

MGE makes available to qualifying customers a financing program for the purchase and installation of energy-related equipment that will provide more efficient use of utility service at the customer's property. MGE is party to a chattel paper purchase agreement with a financial institution under which it can sell or finance an undivided interest with recourse, in up to $10.0 million of the financing program receivables, until August 28, 2009. At December 31, 2008, 2007, and 2006, respectively, MGE had sold a $3.8 million, $3.8 million, and $4.8 million interest in these receivables, which MGE accounted for as a sale under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities - a Replacement of FASB Statement No. 125. MGE retains the servicing responsibility for these receivables.

On January 1, 2007, MGE adopted SFAS 156, Accounting for Servicing of Financial Assets, an amendment of SFAS 140. SFAS 156 clarifies when to account separately for servicing rights, requires these rights to be initially measured at fair value, and provides the option to subsequently account for those servicing rights at either fair value or under the amortization method previously required under SFAS 140. MGE continues to account for servicing rights under the amortization method. Initial determination of the servicing asset fair value is based on the present value of the estimated future cash flows. The discount rate is based on the PSCW authorized weighted cost of capital.

MGE maintains responsibility for collecting and remitting loan payments from customers to the financial institution and does not retain any interest in the assets sold to the financial institution. At each of the years ended December 31, 2008, 2007, and 2006, MGE had recorded a servicing asset of $0.1 million. MGE recognized gains of less than $0.1 million in each of the years ended December 31, 2008, 2007, and 2006, in connection with the sale of loan assets. The servicing asset recognized and the amount amortized in 2008 was less than $0.1 million. The loan assets are sold to the financial institution at cost, which approximates fair value in view of their market rates of interest. During 2008, 2007, and 2006, MGE received approximately $0.8 million, $0.5 million, and $0.7 million, respectively, from the financial institution for the sale of loan assets. During those same years, payments of $0.9 million, $1.9 million, and $1.2 million, respectively, were made by MGE to the financial institution.

MGE would be required to perform under the guarantee if the customer defaulted on its loan. The energy-related equipment installed at the customer sites is used to secure the customer loans. The loan balances outstanding at December 31, 2008, approximate the fair value of the energy-related equipment acting as collateral. The length of the MGE guarantee to the financial institution varies from one to ten years depending on the term of the customer loan. Principal payments for the next five years on the loans are $0.6 million in 2009, $0.9 million in 2010, $0.6 million in 2011, $0.4 million in 2012, and $0.4 million in 2013.

f.

Elm Road Purchase Commitments - MGE and MGE Energy.

Based on current forecasts, the remaining capital costs for the Elm Road project are estimated to be $22.3 million in 2009, $4.8 million in 2010, and $0.1 million in 2011. Included in the 2009 amount is $1.7 million, which has been accrued and recorded as construction work in progress at December 31, 2008. See Footnote 21a for additional information regarding Elm Road construction costs.

g.

Top of Iowa III Wind Project Commitments - MGE and MGE Energy.

MGE has a service and maintenance agreement related to the Top of Iowa III wind project which results in an estimated commitment of $0.8 million in each year for 2009, 2010, 2011, and 2012.

h.

Leases - MGE Energy and MGE.

MGE has noncancelable operating leases, primarily for combustion turbines, railcars, and computer equipment. The operating leases generally do not contain renewal options, with the exception of certain railcar operating leases. These leases have a renewal option of one year or less. MGE is required to pay all executory costs such as maintenance and insurance for its leases. MGE also has a purchase power agreement that is considered a lease. There are no minimum future lease payments related to this purchase power agreement. However, the estimated commitment for this purchase power agreement has been included in the purchase power contracts commitments. See Footnote 18b for additional information.

Future minimum rental payments at December 31, 2008, under agreements classified as operating leases with noncancelable terms in excess of one year are as follows:

(In thousands)
2009	$2,446
2010	2,192
2011	1,759
2012	1,514
2013	1,493
Thereafter	11,035
Total minimum future lease payments	$20,439

Rental expense under operating leases totaled $5.1 million for 2008, $3.0 million for 2007, and $3.1 million for 2006.

i.

Other Legal Matters.

MGE is involved in various other legal matters that are being defended and handled in the normal course of business. MGE maintains accruals for such costs that are probable of being incurred and subject to reasonable estimation. As of December 31, 2008, MGE has a total of $1.5 million accrued in the financial statements for such matters. The ultimate outcomes of such matters are uncertain and may have an adverse effect on MGE's results of operations or cash flows.

j.

Other Commitments.

MGE Energy holds an investment in a nonpublic entity. From time to time this entity requires additional capital infusions from their investors. MGE Energy has committed to contribute $0.6 million in capital for such infusions. The timing of these infusions is dependent on the needs of the investee and is therefore uncertain at this time.

In addition, MGE Energy has a three year agreement with a venture debt fund expiring in December 2010. MGE Energy has committed to invest up to a total of $1.0 million into this fund. As of December 31, 2008, MGE Energy has $0.6 million remaining in commitments. The timing of infusions is dependent on the needs of the fund and is therefore uncertain at this time.

MGE has a commitment to the City of Madison for certain "green energy" projects. These funds will primarily be used to construct or purchase assets that will be owned by MGE and will be included in the property, plant and equipment balance on the MGE and MGE Energy's financial statements once the costs are incurred. The timing of the capital expenditures is dependent on the feasibility of the individual projects. MGE currently expects that $0.3 million will be expended in 2009, $0.2 million in both 2010 and 2011, and $0.3 million in 2012.

MGE has entered into easements related to wind projects. Estimated payments for these easements are $0.1 million in each of the years 2009, 2010, 2011, 2012, and 2013.

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

Benefits are expected to be paid as follows: $0.1 million in 2010 and $1.2 million in 2011.

MGE will recover in rates the costs associated with the discontinuance of coal at Blount. As such, the severance charges for the union and nonunion employees have been deferred and recognized on the consolidated balance sheet of MGE Energy and MGE as a regulatory asset.

The following table presents the activity in the restructuring accrual from December 31, 2007, through December 31, 2008:

(In thousands)
Balance at December 31, 2007	$609
Additional expense during the period	211
Cash payments during the period	(149)
Balance at December 31, 2008	$671

The aforementioned exit plan has also resulted in a plan curtailment for MGE's bargaining pension and postretirement plans as defined in SFAS 88. See Footnote 13 for discussion of the accounting implications.

The aforementioned exit plan has also resulted in accelerated depreciation for the Blount assets expected to be retired in 2011. These assets will be recovered in rates over a four year period starting in 2008. For the twelve months ended December 31, 2008, $3.4 million of accelerated depreciation expense had been recognized and recovered in rates.

102

20.

Asset Retirement Obligations - MGE Energy and MGE.

FIN 47 and SFAS 143

Effective January 1, 2003, MGE recorded an obligation for the fair value of its legal liability for asset retirement obligations associated with removing an electric substation, a combustion turbine generating unit, wind generating facilities, and photovoltaic generating facilities, all of which are located on property not owned by MGE and MGE Energy and would be removed upon the ultimate end of the lease. As of December 31, 2005, MGE adopted FIN 47, Accounting for Conditional Asset Retirement Obligations. The adoption of FIN 47 required MGE to update an existing inventory of AROs, originally created for the adoption of SFAS 143, Accounting for Asset Retirement Obligations, and to determine which, if any, of the conditional AROs could be reasonably estimated. The significant conditional AROs identified by MGE included the costs of abandoning in place gas services and mains, the abatement and disposal of equipment and buildings contaminated with asbestos and polychlorinated biphenyls, and the proper disposal and removal of tanks. Changes in management's assumptions regarding settlement dates, settlement methods, or assigned probabilities could have had a material effect on the liabilities recorded by MGE at December 31, 2008, as well as the regulatory asset recorded.

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

The following table shows costs as of December 31, 2006 and 2007, and changes to the asset retirement obligations and accumulated depreciation through December 31, 2008. Amounts include conditional AROs per FIN 47.

(In thousands)	(a) Original Asset Retirement Obligation	(b) Accumulated Accretion	(c) (a + b) Asset Retirement Obligation	(d) Accumulated Depreciation- Related Asset
Balance, December 31, 2006	$3,934	$8,545	$12,479	$1,790
Changes through December 31, 2007	1,431	400	1,831	47
Balance, December 31, 2007	$5,365	$8,945	$14,310	$1,837
Changes through December 31, 2008	(20)	704	684	130
Balance, December 31, 2008	$5,345	$9,649	$14,994	$1,967

In 2008 and 2007, MGE reduced accumulated accretion by $0.1 million and $0.3 million, respectively, due to the removal and retirement of assets.

Non-SFAS 143 Costs

Accumulated costs of removal that are non-SFAS No. 143 obligations are classified within the financial statements as regulatory liabilities. At December 31, 2008 and 2007, there were $12.8 million and $13.2 million of these costs recorded as regulatory liabilities within the financial statements, respectively.

21.

Elm Road - MGE Energy and MGE.

a.

Construction.

On November 4, 2005, MGE Power Elm Road acquired a 8.33% ownership interest in each of two 615 MW generating units being constructed in Oak Creek, Wisconsin. Each owner provides its own financing and reflects its respective portion of the facility and costs in its financial statements. MGE Power Elm Road's estimated share of capital costs for both units was approximately $172 million (excluding capitalized interest).

In July 2008, the Elm Road construction contractor gave notice forecasting that the in-service date of Unit 1 would be delayed by three months from the guaranteed in-service date of September 29, 2009 and that the in-service date of Unit 2 would be one month earlier than the guaranteed in-service date of September 29, 2010. The notice stated that the delays in Unit 1 were caused by severe weather, changes in local labor conditions from those anticipated by the contractor and other factors. On December 23, 2008, we received notice from Elm Road Services, LLC (ERS) that it had received a letter from Bechtel Power Corporation (Bechtel) containing Bechtel's formal claim for schedule and cost relief on the construction of the Elm Road units. Bechtel is constructing the Elm Road units under a Turnkey Engineering, Procurement and Construction Contract for Supercritical Pulverized Coal Fired Electric Generation Facility dated April 9, 2004 (the "Contract") with ERS, which is the project manager for the Elm Road units. As reported previously, Bechtel had notified the owners of the Elm Road units of its intention to submit a formal claim under the Contract for schedule and cost relief by year-end 2008.

MGE Power Elm Road has leased the Elm Road units to MGE pursuant to separate facility lease agreements. These leases were authorized by order of the PSCW in accordance with applicable provisions of Wisconsin law that authorized financing of new generation through facility leases. The PSCW order establishes a cap on the construction costs that may be passed through the lease agreements to MGE and its customers, through rates. Additional costs attributable to force majeure events, as defined in the leases, do not count against this cap, but are subject to PSCW review and determination that the costs were prudently incurred.

Bechtel has asserted two claims for cost and schedule relief in its letter to ERS:

•

The first claim is based on the impact of severe weather and specified labor-related matters. It seeks compensation for additional costs of approximately $413 million, of which MGE Energy's share would be approximately $34.4 million, if the claim is successful in full. Although Bechtel has reserved the right to request future additional costs and schedule relief, the aggregate amount of the first claim includes $45 million of projected future costs in addition to those already incurred. Bechtel seeks cost and schedule relief for weather-related events, which it contends are force majeure events and changed local conditions under the Contract, consisting of extreme winds from September 2006 through April 2007, snowstorms from December 2007 through April 2008, and rain storms in June 2008. It also seeks cost and schedule relief based upon alleged changes in labor conditions, which it contends consisted of a significant shortage in the availability of craft labor, significant increases in competing projects, overtime and per diems allegedly necessary to attract labor, and alleged restrictions that the project labor agreement placed on Bechtel's ability to attract and retain craft labor.

•

The second claim is based upon the alleged effects of ERS-directed changes and ERS-caused delays prior to the issuance of the full notice to proceed ("FNTP") in July 2005. It seeks compensation for additional costs of approximately $72 million, of which MGE Energy's share would be approximately $6 million, if the claim is successful in full. These changes and delays are alleged to consist of a delay in issuing certain limited notices to proceed, a delay in issuing the FNTP until the final resolution of litigation brought by opposition groups that challenged the Certificate of Public Convenience and Necessity for the Elm Road units, the imposition of additional limits to third party cancellation charges that allegedly restricted Bechtel's ability to issue purchase orders, a reduction of the pre-FNTP monthly payments below the amounts required by the Contract, and a request by ERS to perform design studies and issue design changes during the pre-FNTP period.

Although ERS is in the process of analyzing the claims and its responses to them, it has stated its belief that both claims are without merit. It has also stated its view that the only circumstances and events for which the Elm Road units owners currently retain price adjustment risk under the contract are force majeure, wage escalation in excess of 4% annually as measured by published wage bulletins, delays caused by ERS, changes in scope or performance requested by ERS, and unforeseen sub-surface ground conditions. ERS has invoked the dispute resolution process provided for in the contract in order to address the claims made by Bechtel under the contract. That process involves an informal resolution process, followed by mediation and then binding arbitration. ERS is currently in the mediation phase with respect to determining the rights of the parties under the contract and the disposition of Bechtel's claims. ERS has expressed its inability to predict the length or ultimate outcome of the claims. As a result, we are unable to predict the results of these claims or their effect on the costs recoverable under the existing facility leases, in the event that the outcome of the claims should cause total construction costs of the Elm Road units to exceed the amounts authorized in the PSCW order.

Bechtel continues to target an in-service date for Elm Road unit 1 three months beyond the guaranteed Contract date of September 29, 2009, and an in-service date for Elm Road unit 2 one month earlier than the guaranteed Contract date of September 29, 2010. However, Bechtel does request schedule relief that would result in six months of relief from liquidated damages beyond the guaranteed Contract date for unit 1 and three months of relief from liquidated damages beyond the guaranteed Contract date for unit 2.

At December 31, 2008, MGE Power Elm Road had incurred $146.0 million (excluding capitalized interest) of costs on the project, which is reflected in the construction work in progress balance on MGE's and MGE Energy's consolidated balance sheets. These amounts may change as a result of modifications to the project estimate or timing differences.

MGE Power Elm Road calculates capitalized interest in accordance with SFAS 34, Capitalization of Interest Cost, on the Elm Road project. At December 31, 2008, MGE Power Elm Road had recorded a total of $10.9 million in capitalized interest related to the Elm Road project which is reflected in the construction work in progress balance on MGE's and MGE Energy's consolidated balance sheets.

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

Based on the nature and terms of the leasing agreement and the relationship it establishes, MGE absorbs a majority of the expected losses, residual value, or both, associated with the ownership of MGE Power Elm Road. MGE also is the party most closely associated with MGE Power Elm Road. As a result, MGE is the primary beneficiary and MGE Power Elm Road is a VIE under FIN 46(R). Accordingly, MGE Power Elm Road has been consolidated in the financial statements of MGE.

MGE Energy's share of the equity and net income (through its wholly owned subsidiary MGE Power) of MGE Power Elm Road is classified within the MGE financial statements as minority interest.

c.

Nonregulated Revenues.

On November 1, 2005, MGE received approval from the PSCW to defer payments made to MGE Power Elm Road for carrying costs during construction of the facility, management fees, and community impact mitigation costs. MGE estimates that the total carrying costs on the Elm Road project will be $61.3 million. This estimate is subject to change based on changes in interest rates, timing of capital expenditures, and the total project cost.

MGE began collecting the carrying costs in rates in 2006. These amounts are being collected over multiple years. Of these costs, MGE estimates $22.4 million relates to the capitalized interest and the debt portion of the facility. These costs will be recognized over the period in which the facility will be depreciated. The remaining $38.9 million represents the equity portion and is being recognized over the period allowed for recovery in rates. For the year ended December 31, 2008, $9.6 million related to the carrying costs were recovered in rates. Of this amount, $3.2 million relates to the debt portion of the facility and was deferred on the consolidated financial statements of MGE and MGE Energy. The remaining $6.4 million represents the equity portion and was recognized as nonregulated revenues in the consolidated financial statements of MGE and MGE Energy.

d.

WPDES Permit.

On November 29, 2007, the Administrative Law Judge (the "ALJ") in the proceeding related to the previously issued Wisconsin Pollutant Discharge Elimination System ("WPDES") permit determined that the two additional coal units that are part of the Oak Creek expansion are "new facilities" under section 316(b) of the Federal Clean Water Act.

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

On July 31, 2008, the joint owners of the Oak Creek expansion reached an agreement with Clean Wisconsin, Inc. and Sierra Club, the groups opposing the WPDES permit. Under the settlement agreement, these groups agreed to withdraw their opposition to the modified WPDES permit for the expansion units at Oak Creek. The joint owners committed to various environmental projects, including projects designed to address greenhouse gas emissions and water quality. MGE's share of those commitments would involve a payment of approximately $0.4 million in 2009 for greenhouse gas reduction efforts (which has been accrued in 2008) and, subject to regulatory approval, further payments of approximately $0.3 million annually over 25 years (2010-2034) to address water quality issues in Lake Michigan.

22.

Top of Iowa III Wind Project - MGE Energy and MGE.

On September 29, 2006, MGE formalized plans to acquire 30 MW or 18 turbines in a wind-powered electric generating facility located in Worth County, Iowa. In February 2008, the project was placed into service. At December 31, 2008, MGE had incurred approximately $56 million of costs on the project and $2.9 million in AFUDC, which are reflected in the property, plant, and equipment balance on MGE's and MGE Energy's consolidated balance sheets. MGE was permitted to recover 100% AFUDC on the Top of Iowa III wind project during construction of the facility.

MGE began recovering the costs of this project in rates in 2008.

23.

Adoption of Accounting Principles and Recently Issued Accounting Pronouncements - MGE Energy and MGE.

a.

FAS 160 and FAS 141(R).

In December 2007, the FASB issued FAS 160, Non-Controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 and FAS 141(R), Business Combinations. These pronouncements will change the accounting and reporting for business acquisitions and noncontrolling interest in a subsidiary. In addition, FAS 160 will change the accounting and reporting for the deconsolidation of a subsidiary. FAS 160 and FAS 141(R) will be effective for MGE and MGE Energy as of January 1, 2009 and will affect the presentation of the minority interest on MGE's financial statements.

b.

FAS 161.

In March 2008, the FASB issued FAS 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption allowed. MGE and MGE Energy have elected not to early adopt this pronouncement. Therefore, FAS 161 will be effective for MGE and MGE Energy as of January 1, 2009 and will not have any material impact on MGE Energy and MGE.

c.

FSP FAS 140-4 and FIN 46(R)-8.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8 which amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to provide additional disclosures about transfers of financial assets. It also amends FASB Interpretation No. 46, Consolidation of Variable Interest Entities, to require public enterprises to provide additional disclosures about their involvement with variable interest entities. The adoption of FSP FAS 140-4 and FIN 46(R)-8 is effective for the reporting period ending December 31, 2008, and did not have any material impact on MGE Energy and MGE.

d.

FSP FAS 132(R)-1.

In December 2008, the FASB issued FSP FAS 132(R)-1, which amends FASB Statement No. 132 Employers' Disclosures about Pensions and Other Postretirement Benefits. This amendment provides guidance on employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. The adoption of FSP FAS 132 (R)-1 is effective for fiscal years ending after December 15, 2009. MGE Energy and MGE are currently assessing the impact this pronouncement will have on their financial statements.

24.

Segment Information - MGE Energy and MGE.

The electric utility business purchases, generates and distributes electricity, and contracts for transmission service. The gas utility business purchases and distributes natural gas and contracts for the transportation of natural gas. Both the electric and gas segments operate through MGE Energy's principal subsidiary, MGE.

The nonregulated energy operations are conducted through MGE Energy's subsidiaries: MGE Power, MGE Power West Campus, and MGE Power Elm Road. These subsidiaries have been formed to construct, own and lease new electric generating capacity to assist MGE. MGE Power West Campus owns a controlling interest in the electric generation plant of the natural gas-fired cogeneration facility on the UW campus, which is leased to MGE, and MGE Power Elm Road has an undivided 8.33% ownership interest in each of two 615 MW generating units being constructed in Oak Creek, Wisconsin. MGE Power Elm Road's portion is also being leased to MGE.

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

All prior year segment data has been re-presented to conform with the current year presentation and segment break out. The following table shows segment information for MGE Energy's and MGE's operations:

Operating revenues

Operating revenues

Operating revenues

Operating revenues

(In thousands) MGE Energy	Electric	Gas	Non- Regulated Energy	Transmission Investment	All Others	Consolidation/ Elimination Entries	Consolidated Total
Year ended December 31, 2008
Operating revenues	$345,962	$242,598	$7,433	$-	$-	$-	$595,993
Interdepartmental revenues	541	21,511	14,878	-	-	(36,930)	-
Total operating revenues	346,503	264,109	22,311	-	-	(36,930)	595,993
Depreciation and amortization	(27,354)	(9,175)	(2,744)	-	-	-	(39,273)
Other operating expenses	(270,671)	(234,593)	(105)	(1)	(498)	36,930	(468,938)
Operating income (loss)	48,478	20,341	19,462	(1)	(498)	-	87,782
Other income (deductions), net	(38)	(1,660)	-	7,241	2,501	-	8,044
Interest income (expense), net	(11,026)	(3,156)	(2,639)	-	2,819	-	(14,002)
Income before taxes	37,414	15,525	16,823	7,240	4,822	-	81,824
Income tax provision	(11,718)	(5,741)	(6,752)	(2,914)	(1,931)	-	(29,056)
Net income	$25,696	$9,784	$10,071	$4,326	$2,891	$-	$52,768

Year ended December 31, 2007
	$334,488	$197,925	$5,181	$-	$-	$-	$537,594
Interdepartmental revenues	506	21,134	14,858	-	-	(36,498)	-
Total operating revenues	334,994	219,059	20,039	-	-	(36,498)	537,594
Depreciation and amortization	(20,994)	(8,527)	(2,678)	-	-	-	(32,199)
Other operating expenses	(260,184)	(197,491)	(108)	(2)	(441)	36,498	(421,728)
Operating income (loss)	53,816	13,041	17,253	(2)	(441)	-	83,667
Other income (deductions), net	642	(589)	-	6,047	(31)	-	6,069
Interest income (expense), net	(9,860)	(2,962)	(2,509)	-	2,275	-	(13,056)
Income before taxes	44,598	9,490	14,744	6,045	1,803	-	76,680
Income tax provision	(15,147)	(3,594)	(5,917)	(2,427)	(770)	-	(27,855)
Net income	$29,451	$5,896	$8,827	$3,618	$1,033	$-	$48,825

Year ended December 31, 2006
	$318,912	$185,226	$3,408	$-	$-	$-	$507,546
Interdepartmental revenues	500	19,135	15,019	-	-	(34,654)	-
Total operating revenues	319,412	204,361	18,427	-	-	(34,654)	507,546
Depreciation and amortization	(20,260)	(8,339)	(2,743)	-	-	-	(31,342)
Other operating expenses	(247,662)	(183,534)	(143)	(8)	(517)	34,654	(397,210)
Operating income (loss)	51,490	12,488	15,541	(8)	(517)	-	78,994
Other income (deductions), net	(1,238)	247	-	5,317	3	-	4,329
Interest income (expense), net	(10,281)	(2,900)	(2,654)	-	834	-	(15,001)
Income before taxes	39,971	9,835	12,887	5,309	320	-	68,322
Income tax provision	(14,865)	(3,654)	(5,109)	(2,134)	(137)	-	(25,899)
Net income	$25,106	$6,181	$7,778	$3,175	$183	$-	$42,423
(In thousands) MGE	Electric	Gas	Non- Regulated Energy	Transmission Investment	Consolidation/ Elimination Entries	Consolidated Total
Year ended December 31, 2008
Operating revenues	$345,962	$242,598	$7,433	$-	$-	$595,993
Interdepartmental revenues	541	21,511	14,878	-	(36,930)	-
Total operating revenues	346,503	264,109	22,311	-	(36,930)	595,993
Depreciation and amortization	(27,354)	(9,175)	(2,744)	-	-	(39,273)
Other operating expenses*	(282,395)	(240,953)	(6,857)	(1)	36,930	(493,276)
Operating income (loss)*	36,754	13,981	12,710	(1)	-	63,444
Other income (deductions), net *	(32)	(1,041)	-	4,327	-	3,254
Interest expense, net	(11,026)	(3,156)	(2,639)	-	-	(16,821)
Income before minority interest	25,696	9,784	10,071	4,326	-	49,877
Minority interest, net of tax	-	-	-	-	(12,304)	(12,304)
Net income (loss)	$25,696	$9,784	$ 10,071	$4,326	$(12,304)	$37,573

Year ended December 31, 2007
	$334,488	$197,925	$5,181	$-	$-	$537,594
Interdepartmental revenues	506	21,134	14,858	-	(36,498)	-
Total operating revenues	334,994	219,059	20,039	-	(36,498)	537,594
Depreciation and amortization	(20,994)	(8,527)	(2,678)	-	-	(32,199)
Other operating expenses*	(275,652)	(201,038)	(6,025)	(2)	36,498	(446,219)
Operating income (loss)*	38,348	9,494	11,336	(2)	-	59,176
Other income (deductions), net*	963	(636)	-	3,620	-	3,947
Interest expense, net	(9,860)	(2,962)	(2,509)	-	-	(15,331)
Income before minority interest	29,451	5,896	8,827	3,618	-	47,792
Minority interest, net of tax	-	-	-	-	(10,721)	(10,721)
Net income (loss)	$29,451	$5,896	$8,827	$3,618	$(10,721)	$37,071

Year ended December 31, 2006
	$318,912	$185,226	$3,408	$-	$-	$507,546
Interdepartmental revenues	500	19,135	15,019	-	(34,654)	-
Total operating revenues	319,412	204,361	18,427	-	(34,654)	507,546
Depreciation and amortization	(20,260)	(8,339)	(2,743)	-	-	(31,342)
Other operating expenses*	(263,057)	(187,096)	(5,252)	(8)	34,653	(420,760)
Operating income (loss)*	36,095	8,926	10,432	(8)	(1)	55,444
Other income (deductions), net *	(708)	155	-	3,183	(23)	2,607
Interest expense, net	(10,281)	(2,900)	(2,654)	-	-	(15,835)
Income (loss) before minority interest	25,106	6,181	7,778	3,175	(24)	42,216
Minority interest, net of tax	-	-	-	-	(9,610)	(9,610)
Net income (loss)	$25,106	$6,181	$7,778	$3,175	$(9,634)	$32,606

*Amounts are shown net of the related tax expense, consistent with the presentation on the consolidated MGE Income Statement.

The following table shows segment information for MGE Energy's and MGE's assets and capital expenditures:

	Utility			Consolidated
(In thousands) MGE Energy	Electric	Gas	Assets not Allocated	Nonregulated Energy	Transmission Investment	All Others	Consolidation/ Elimination Entries	Total
Assets:
December 31, 2008	$677,540	$284,211	$14,642	$271,568	$46,292	$381,433	$(407,411)	$1,268,275
December 31, 2007	614,949	234,002	14,876	227,415	40,808	342,491	(362,954)	1,111,587
December 31, 2006	547,150	228,639	10,472	177,234	38,470	298,261	(319,792)	980,434
Capital Expenditures:
Year ended Dec. 31, 2008	$47,033	$8,441	$ -	$50,303	$ -	$ -	$ -	$105,777
Year ended Dec. 31, 2007	70,687	12,091	-	53,480	-	-	-	136,258
Year ended Dec. 31, 2006	50,604	10,206	-	31,765	-	-	-	92,575

	Utility			Consolidated
(In thousands) MGE	Electric	Gas	Assets not Allocated	Nonregulated Energy	Transmission Investment	Consolidation/ Elimination Entries	Total
Assets:
December 31, 2008	$677,540	$284,211	$14,642	$271,318	$46,292	$(22,881)	$1,271,122
December 31, 2007	614,949	234,002	14,876	227,165	40,808	(15,908)	1,115,892
December 31, 2006	547,150	228,639	10,472	176,984	38,470	(12,983)	988,732
Capital Expenditures:
Year ended Dec. 31, 2008	$47,033	$8,441	$ -	$50,303	$ -	$ -	$105,777
Year ended Dec. 31, 2007	70,687	12,091	-	53,480	-	-	136,258
Year ended Dec. 31, 2006	50,604	10,206	-	31,765	-	-	92,575

108

25.

Quarterly Summary of Operations - MGE Energy (unaudited).

(In thousands, except per-share amounts)	Quarters Ended
2008	March 31	June 30	Sept. 30	Dec. 31
Operating revenues:
Regulated electric revenues	$82,439	$84,031	$99,177	$80,315
Regulated gas revenues	105,484	38,920	24,843	73,351
Nonregulated revenues	2,073	1,786	1,787	1,787
Total	189,996	124,737	125,807	155,453
Operating expenses	165,688	106,495	100,556	135,472
Operating income	24,308	18,242	25,251	19,981
Interest and other income, net	(2,857)	(1,745)	1,781	(3,137)
Income tax provision	(7,614)	(5,940)	(9,722)	(5,780)
Earnings on common stock	$13,837	$10,557	$17,310	$11,064
Earnings per common share	$0.63	$0.48	$0.78	$0.49
Dividends per share	$0.355	$0.355	$0.362	$0.362
2007
Operating revenues:
Regulated electric revenues	$76,764	$80,947	$98,435	$78,342
Regulated gas revenues	89,843	28,297	16,588	63,197
Nonregulated revenues	1,279	1,301	1,300	1,301
Total	167,886	110,545	116,323	142,840
Operating expenses	146,253	93,822	90,588	123,264
Operating income	21,633	16,723	25,735	19,576
Interest and other income, net	(2,225)	(1,430)	(890)	(2,442)
Income tax provision	(7,106)	(5,327)	(9,309)	(6,113)
Earnings on common stock	$12,302	$9,966	$15,536	$11,021
Earnings per common share	$0.59	$0.47	$0.71	$0.50
Dividends per share	$0.348	$0.348	$0.355	$0.355

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

26.

Related Party Transactions - MGE Energy and MGE.

ATC

During 2008, 2007, and 2006, MGE recorded $21.9 million, $18.7 million, and $16.3 million, respectively for transmission services received from ATC. MGE also provides a variety of operational, maintenance, and project management work for ATC, which is reimbursed by ATC. For the year ended December 31, 2008, MGE had a receivable due from ATC of $0.2 million. For each of the years ended December 31, 2007 and 2006, MGE had a receivable due from ATC of $0.1 million.

WEPCO and ATC entered into an interconnection agreement related to transmission system upgrades for the Elm Road project, in which MGE Power Elm Road has an undivided 8.33% ownership interest. At December 31, 2008 and 2007, MGE Power Elm Road has a receivable from ATC totaling $3.2 million and $2.8 million, respectively, related the work done by ATC on the Elm Road interconnection project. MGE will be reimbursed for all these costs upon commercial operation of Unit 1.

During the year ended December 31, 2008, MGE paid $0.1 million in cash to ATC in exchange for substation assets.

For additional discussion on MGE's relationship with ATC, see Footnote 4.

109

27.

Subsequent Events- MGE Energy and MGE.

a.

Pension and Postretirement Benefit Payment.

On January 23, 2009, MGE made a cash payment of $6.0 million to the pension and postretirement plans. This contribution was made at MGE's discretion.

b.

ATC Capital Contribution.

On January 30, 2009, MGE Transco made a voluntary $0.9 million capital contribution to ATC.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

MGE Energy and MGE

None.

Item 9A. Controls and Procedures.

MGE Energy and MGE

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

During the fourth quarter of 2008, each registrant's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to that registrant, including its subsidiaries, is accumulated and made known to that registrant's management, including its principal executive officer and its principal executive financial officer, by other employees of that registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, the registrants do not control or manage certain of their unconsolidated entities, and thus, their access and ability to apply their procedures to those entities is more limited than is the case for their consolidated subsidiaries.

As of December 31, 2008, the principal executive officer and principal financial officer of each registrant concluded that such registrant's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective to accomplish their objectives. Each registrant intends to continually strive to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

During the quarter ended December 31, 2008, there were no changes in MGE Energy or MGE's internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, MGE Energy or MGE's internal control over financial reporting.

MGE Energy and MGE

Management of MGE Energy and MGE are required to assess and report on the effectiveness of its internal control over financial reporting as of December 31, 2008. As a result of that assessment, management determined that there were no material weaknesses as of December 31, 2008 and, therefore, concluded that MGE Energy and MGE's internal control over financial reporting was effective. Management's Report on Internal Control Over Financial Reporting is included in Item 8. - Financial Statements and Supplementary Data.

Item 9B. Other Information.

MGE Energy

None.

110

PART III.

Item 10. Directors, Executive Officers, and Corporate Governance.

MGE Energy

The information required by Item 10 relating to directors and nominees for election as directors at MGE Energy's annual meeting of shareholders is incorporated herein by reference to the information under the heading "ELECTION OF DIRECTORS" in MGE Energy's definitive proxy statement (2009 Proxy Statement) to be filed with the SEC on or before April 9, 2009. Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the information under the heading "BENEFICIAL OWNERSHIP - Section 16(a) Beneficial Ownership Reporting Compliance" in the 2009 Proxy Statement.

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

Item 11. Executive Compensation.

See Item 12.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

MGE Energy

The required information for Items 11 and 12 is included in the 2009 Proxy Statement, which will be filed with the SEC on or before April 9, 2009, under the section "EXECUTIVE COMPENSATION," not including "Compensation Committee Report," and "Company Performance," and under the section "BENEFICIAL OWNERSHIP," which is incorporated herein by reference.

MGE Energy does not have or maintain any equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

MGE Energy

The information required by Item 13 is incorporated by reference herein from the "BOARD OF DIRECTORS INFORMATION" section in the 2009 MGE Energy Proxy Statement, which will be filed with the SEC on or before April 9, 2009.

111

Item 14. Principal Accounting Fees and Services.

MGE Energy

The information required by Item 14 is incorporated herein by reference to the information under the heading "RATIFICATION OF PRICEWATERHOUSECOOPERS LLP AS OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM" in the 2009 Proxy Statement.

MGE

Independent Registered Public Accounting Firm Fees Disclosure

	2008	2007
Audit Fees:
Audit of financial statements and internal controls	$659,554	$620,190
Review of SEC filings and comfort letters	-	32,995
Total Audit Fees	$659,554	$653,185

Audit-Related Fees:
Services rendered for utility commission-mandated obligations	$12,387	$ -
Total Audit-Related Fees	$12,387	$ -

Tax Fees:
Review of federal and state income tax returns	$28,246	$28,300
Total Tax Fees	$28,246	$28,300

All Other Fees:
Fee to access online accounting standards library	$3,000	$1,500
Financial analysis for generation projects	93,400	55,600
Total All Other Fees	$96,400	$57,100

MGE is a wholly owned subsidiary of MGE Energy and does not have a separate audit committee. Instead, that function is fulfilled for MGE by the MGE Energy Audit Committee. The Audit Committee approves each engagement of the independent registered public accounting firm to render any audit or nonaudit services before the firm is engaged to render those services. The Chair of the Audit Committee or other designated Audit Committee member may represent the entire Audit Committee for purposes of this approval. Any services approved by the Chair or other designated Audit Committee member are reported to the full Audit Committee at the next scheduled Audit Committee meeting. No de minimis exceptions to this approval process are allowed under the Audit Committee Charter; and thus, none of the services described in the preceding table were approved pursuant to Rule 2-01(c)(7)(i)(C) of Regulation S-X.

112

PART IV.

Item 15. Exhibits and Financial Statement Schedules.

(a) 1. Financial Statements.

MGE Energy
Report of Independent Registered Public Accounting Firm	58
Consolidated Statements of Income for the years ended December 31, 2008, 2007, and 2006	60
Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007, and 2006	61
Consolidated Balance Sheets as of December 31, 2008 and 2007	62
Consolidated Statements of Capitalization as of December 31, 2008 and 2007	63
Consolidated Statements of Common Equity and Comprehensive Income as of December 31, 2008, 2007, and 2006	64
Notes to Consolidated Financial Statements	70

MGE
Report of Independent Registered Public Accounting Firm	59
Consolidated Statements of Income for the years ended December 31, 2008, 2007, and 2006	65
Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007, and 2006	66
Consolidated Balance Sheets as of December 31, 2008 and 2007	67
Consolidated Capitalization Statement as of December 31, 2008 and 2007	68
Consolidated Statements of Common Equity and Comprehensive Income as of December 31, 2008, 2007, and 2006	69
Notes to Consolidated Financial Statements	70

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

3.1

Amended and Restated Articles of Incorporation of MGE Energy, Inc. (Exhibit 3.1 to MGE Energy's Registration Statement on Form S-4, Registration No. 333-72694.)

3.2

Amended and Restated Bylaws of MGE Energy, Inc. (Exhibit 3.2 to MGE Energy's Registration Statement on Form S-4, Registration No. 333-72694.)

3.3

Restated Articles of Incorporation of Madison Gas and Electric Company as in effect at May 6, 1996. (Exhibit 3.(i) to Form 10-K for year ended December 31, 1996, File No. 0-1125.)

3.4

Amended Bylaws of Madison Gas and Electric Company as in effect at August 16, 2002. (Exhibit 3.4 to Form 10-K for year ended December 31, 2002, File No. 0-1125.)

4.1

Indenture of Mortgage and Deed of Trust between Madison Gas and Electric Company and Firstar Trust Company (successor to First Wisconsin Trust Company), as Trustee, dated as of January 1, 1946. (Exhibit 7-D to SEC File No. 0-1125.)

113

4.2

Supplemental Indenture to aforementioned indenture of Mortgage and Deed of Trust.

Supplemental Indenture	Dated as of	Exhibit No.	SEC File No.
Seventeenth	February 1, 1993	4F	Form 10-K for year ended December 31, 1992, File No. 0-1125

4.3

Indenture between MGE and The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One, N.A.), as Trustee, dated as of September 1, 1998. (Exhibit 4B to Form 10-K for year ended December 31, 1999, File No. 0-1125.)

10.1

Credit Agreement dated as of December 21, 2005, among MGE Energy, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent. (Exhibit 10.5 to Form 10-K for the year ended December 31, 2005, File No. 0-1125.)

10.2

First Amendment dated as of April 25, 2006, to Credit Agreement dated as of December 21, 2005, among MGE Energy, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent. (Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2006, File No. 0-469965.)

10.3

Amended and Restated Credit Agreement dated as of December 21, 2005, among Madison Gas and Electric Company, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent. (Exhibit 10.6 to Form 10-K for the year ended December 31, 2005, File No. 0-1125.)

10.4

Agreement dated August 29, 2008, between Madison Gas and Electric Company, as Borrower, and JPMorgan Chase Bank, N.A., as Lender. (Exhibit 10.1 to Form 8-K dated August 29, 2008, File No. 0-1125.)

10.5

Credit Agreement dated as of August 29, 2008 among MGE Energy, Inc., as Borrower, the lenders named therein, and JPMorgan Chase Bank, N.A., as Administrative Agent. (Exhibit 10.2 to Form 8-K dated August 29, 2008, File No. 0-49965.)

10.6

Credit Agreement dated as of December 30, 2008, among MGE Energy, Inc., as Borrower, the lenders named therein, and JPMorgan Chase Bank, N.A., as Administrative Agent. (Exhibit 10.1 to Form 8-K dated December 30, 2008, File No. 0-49965.)

10.7

Distribution Agreement, dated as of November 9, 2006, by and between MGE Energy, Inc. and J.P. Morgan Securities Inc. (Exhibit 1.1 to Form 8-K dated November 9, 2006, File No. 0-49965.)

10.8

Copy of Joint Power Supply Agreement with Wisconsin Power and Light Company and Wisconsin Public Service Corporation dated February 2, 1967. (Exhibit 4.09 to Registration Statement, Registration No. 2-27308.)

10.9

Copy of Joint Power Supply Agreement (Exclusive of Exhibits) with Wisconsin Power and Light Company and Wisconsin Public Service Corporation dated July 26, 1973, amending Exhibit 5.04. (Exhibit 5.04A to Registration Statement, Registration No. 2-48781.)

10.10

Copy of revised Agreement for Construction and Operation of Columbia Generating Plant with Wisconsin Power and Light Company and Wisconsin Public Service Corporation dated July 26, 1973. (Exhibit 5.07 to Registration Statement, Registration No. 2-48781.)

10.11

Copy of Amended and Restated Agreement for Construction and Operation of Columbia Generating Plant dated January 17, 2007. (Exhibit 10.9 to Form 10-K for the year ended December 31, 2006, File No. 0-1125.)

10.12

West Campus Cogeneration Facility Engineering, Procurement and Construction Agreement, dated as of October 1, 2003, among MGE Construct LLC, as General Contractor, and the State of Wisconsin, and MGE Power West Campus, LLC, as Joint Owners. (Exhibit 10.18 to Form 10-Q for the quarter ended September 30, 2005, File No. 0-1125.)

114

10.13

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

10.24

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

115

10.26

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

10.30

Operating Agreement, dated as of October 28, 2005, among MGE Energy LLC, Madison Gas and Electric Company, and MGE Transco Investment LLC. (Exhibit 10.17 to Form 10-Q for the quarter ended September 30, 2005, File No. 0-1125.)

10.31

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

10.35

Substation and Transformer Shared Use Agreement and Easement Agreement, dated as of September 29, 2006, among Madison Gas and Electric Company and Northern Iowa Windpower II LLC as Joint Owners. (Exhibit 10.6 to Form 10-Q for the quarter ended September 30, 2006, File No. 0-1125.)

10.36

Management and Administration Agreement, dated as of October 13, 2006, among Madison Gas and Electric Company as Owner and Midwest Renewable Energy Resources, LLC as Manager. (Exhibit 10.7 to Form 10-Q for the quarter ended September 30, 2006, File No. 0-1125.)

10.37*

Form of Severance Agreement.

10.38*

Form of Deferred Compensation Agreement.

10.39*

Form of Amended and Restated Deferred Compensation Agreement.

10.40*

Form of Income Continuation Agreement.

10.41*

MGE Energy, Inc., 2006 Performance Unit Plan.

10.42*

Form of Performance Unit Award Agreement.

116

12

Statements regarding computation of ratio of earnings to fixed charges:

12.1

MGE Energy, Inc.

12.2

Madison Gas and Electric Company

21

Subsidiaries of MGE Energy, Inc.

23

Consent of Independent Registered Public Accounting Firm

23.1

MGE Energy, Inc.

23.2

Madison Gas and Electric Company.

31

Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 as to the Annual Report on Form 10-K for the year ended December 31, 2008, filed by the following officers for the following companies:

31.1

Filed by Gary J. Wolter for MGE Energy, Inc.

31.2

Filed by Jeffrey C. Newman for MGE Energy, Inc.

31.3

Filed by Gary J. Wolter for Madison Gas and Electric Company

31.4

Filed by Jeffrey C. Newman for Madison Gas and Electric Company

32

Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) as to the Annual Report on Form 10-K for the year ended December 31, 2008, filed by the following officers for the following companies:

32.1

Filed by Gary J. Wolter for MGE Energy, Inc.

32.2

Filed by Jeffrey C. Newman for MGE Energy, Inc.

32.3

Filed by Gary J. Wolter for Madison Gas and Electric Company

32.4

Filed by Jeffrey C. Newman for Madison Gas and Electric Company

117

Schedule II

MGE Energy, Inc., and Madison Gas and Electric Company

Valuation and Qualifying Accounts

		Additions
	Balance at beginning of period	(1) Charged to costs and expenses	(2) Charged to other accounts	Net Accounts written off	Balance at end of period
Fiscal Year 2006:
Accumulated provision for uncollectibles	$(2,827,036)	(3,264,911)	-	2,495,420	$(3,596,527)

Fiscal Year 2007:
Accumulated provision for uncollectibles	$(3,596,527)	(3,122,611)	-	2,895,957	$(3,823,181)

Fiscal Year 2008:
Accumulated provision for uncollectibles	$(3,823,181)	(4,273,313)	(83,457)	3,904,052	$(4,275,899)

118

Signatures - MGE Energy, Inc.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

MGE Energy, Inc.
(Registrant)

Date: February 26, 2009	/s/ Gary J. Wolter
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2009.

/s/ Gary J. Wolter	Gary J. Wolter Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)

/s/ Jeffrey C. Newman	Jeffrey C. Newman Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ Richard E. Blaney, Director	Richard E. Blaney, Director

/s/ Londa J. Dewey, Director	Londa J. Dewey, Director

/s/ F. Curtis Hastings, Director	F. Curtis Hastings, Director

/s/ Regina M. Millner, Director	Regina M. Millner, Director

/s/ Frederic E. Mohs, Director	Frederic E. Mohs, Director

/s/ John R. Nevin, Director	John R. Nevin, Director

/s/ Thomas R. Stolper, Director	Thomas R. Stolper, Director

/s/ H. Lee Swanson, Director	H. Lee Swanson, Director

119

Signatures - Madison Gas and Electric Company

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Madison Gas and Electric Company
(Registrant)

Date: February 26, 2009	/s/ Gary J. Wolter
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2009.

/s/ Gary J. Wolter	Gary J. Wolter Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)

/s/ Jeffrey C. Newman	Jeffrey C. Newman Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ Richard E. Blaney, Director	Richard E. Blaney, Director

/s/ Londa J. Dewey, Director	Londa J. Dewey, Director

/s/ F. Curtis Hastings, Director	F. Curtis Hastings, Director

/s/ Regina M. Millner, Director	Regina M. Millner, Director

/s/ Frederic E. Mohs, Director	Frederic E. Mohs, Director

/s/ John R. Nevin, Director	John R. Nevin, Director

/s/ Thomas R. Stolper, Director	Thomas R. Stolper, Director

/s/ H. Lee Swanson, Director	H. Lee Swanson, Director

120