Form 10-Q
period 2009-06-30
MGE ENERGY INC
filed 2009-08-06
CIK 1161728

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:

June 30, 2009

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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) have been subject to such filing requirements for the past 90 days: Yes [X] No [  ]

Indicate by check mark whether the registrants have submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files): Yes [ ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

	Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer	Smaller Reporting Company
MGE Energy, Inc.	X
Madison Gas and Electric Company			X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):

MGE Energy, Inc. and Madison Gas and Electric Company: Yes [ ] No [X]

Number of Shares Outstanding of Each Class of Common Stock as of July 31, 2009
MGE Energy, Inc.	Common stock, $1.00 par value, 23,113,638 shares outstanding.
Madison Gas and Electric Company	Common stock, $1.00 par value, 17,347,889 shares outstanding (all of which are owned beneficially and of record by MGE Energy, Inc.).

Table of Contents

PART I. FINANCIAL INFORMATION.

Filing Format

Forward-Looking Statements

Where to Find More Information

Definitions, Abbreviations, and Acronyms Used in the Text and Notes of this Report

Item 1. Financial Statements.

MGE Energy, Inc.

Consolidated Statements of Income (unaudited)

Consolidated Statements of Cash Flows (unaudited)

Consolidated Balance Sheets (unaudited)

Consolidated Statements of Equity (unaudited)

Madison Gas and Electric Company

Consolidated Statements of Income (unaudited)

Consolidated Statements of Cash Flows (unaudited)

Consolidated Balance Sheets (unaudited)

Consolidated Statements of Equity (unaudited)

MGE Energy, Inc., and Madison Gas and Electric Company

Notes to Consolidated Financial Statements (unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Item 4. Controls and Procedures.

Item 4T. Controls and Procedures.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Item 4. Submission of Matters to a Vote of Security Holders.

Item 6. Exhibits.

Signatures - MGE Energy, Inc.

Signatures - Madison Gas and Electric Company

PART I. FINANCIAL INFORMATION.

Filing Format

This combined quarterly report on Form 10-Q is being filed separately by MGE Energy, Inc. (MGE Energy) and Madison Gas and Electric Company (MGE). MGE is a wholly owned subsidiary of MGE Energy and represents a majority of its assets, liabilities, revenues, expenses, and operations. Thus, all information contained in this report relates to, and is filed by, MGE Energy. Information that is specifically identified in this report as relating solely to MGE Energy, such as its financial statements and information relating to its nonregulated business, does not relate to, and is not filed by, MGE. MGE makes no representation as to that information. The terms "we" and "our," as used in this report, refer to MGE Energy and its consolidated subsidiaries, unless otherwise indicated.

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

The factors that could cause actual results to differ materially from the forward-looking statements made by a registrant include (a) those factors discussed in the following sections of the Registrants' 2008 Annual Report on Form 10-K: ITEM 1A. Risk Factors; ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, as updated by Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations in this report; and ITEM 8 Financial Statements and Supplementary Data-Note 18, as updated by Part I, Item 1. Financial Statements-Note 9 in this report; and (b) other factors discussed herein and in other filings with the SEC by the Registrants.

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

Definitions, Abbreviations, and Acronyms Used in the Text and Notes of this Report

ACESA	American Clean Energy and Security Act of 2009
AFUDC	Allowance for funds used during construction
APB	Accounting Principles Board
ARB	Accounting Research Bulletin
ASM	Ancillary Services Market
ATC	American Transmission Company LLC
BART	Best available retrofit technology
Bechtel	Bechtel Power Corporation
Blount	Blount Station
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
CAVR	Clean Air Visibility Rule
CH4	Methane
CO2	Carbon dioxide
Columbia	Columbia Energy Center
cooling degree days	Measure of the extent to which the average daily temperature is above 65 degrees Fahrenheit, which is considered an indicator of possible increased demand for energy to provide cooling
Distribution Agreement	Distribution Agreement between MGE Energy and J.P. Morgan Securities Inc.
Dth	Dekatherms
EITF	Emerging Issues Task Force
Elm Road	Elm Road Generating Station
EPA	U.S. Environmental Protection Agency
ERISA	Employee Retirement Income Security Act
ERS	Elm Road Services, LLC
FAS	Financial Accounting Standard
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN	FASB Interpretation No.
FNTP	Full notice to proceed
FSP	FASB Staff Position
FTR	Financial Transmission Rights
GCIM	Gas cost incentive mechanism
GHG	Greenhouse gas
heating degree days (HDD)	Measure of the extent to which the average daily temperature is below 65 degrees Fahrenheit, which is considered an indicator of possible increased demand for energy to provide heating
HFC	Hydrofluorocarbons
IRS	Internal Revenue Service
J.P. Morgan	J.P. Morgan Securities Inc.
kWh	Kilowatt-hour
LIBOR	London Inter Bank Offer Rate
MACT	Maximum available control technology
MGE	Madison Gas and Electric Company
MGE Energy	MGE Energy, Inc.
MGE Power	MGE Power LLC
MGE Power Elm Road	MGE Power Elm Road, LLC
MGE Power West Campus	MGE Power West Campus, LLC
MGE Transco	MGE Transco Investment LLC
MISO	Midwest Independent System Operator (a regional transmission organization)
Moody's	Moody's Investors Service, Inc.
MW	Megawatt
MWh	Megawatt-hour
N2O	Nitrous oxide
NAAQS	National ambient air quality standard
NOx	Nitrogen oxide
NR	Natural Resources
NSPS	New source performance standards

NYMEX	New York Mercantile Exchange
PFC	Perfluorocarbons
PGA	Purchased Gas Adjustment clause
PJM	PJM Interconnection, LLC (a regional transmission organization)

PPA	Purchased power agreement
PSCW	Public Service Commission of Wisconsin
RTO	Regional Transmission Organization
Standard &Poor's	Standard & Poor's Ratings Group, a division of McGraw-Hill Companies
SEC	Securities and Exchange Commission
SF6	Sulfur hexafluoride
SFAS	Statement of Financial Accounting Standards (issued by the FASB )
SO2	Sulfur dioxide
Stock Plan	Direct Stock Purchase and Dividend Reinvestment Plan of MGE Energy
UW	University of Wisconsin-Madison
VIE	Variable interest entity
WCCF	West Campus Cogeneration Facility
WDNR	Wisconsin Department of Natural Resources
working capital	Current assets less current liabilities
WPL	Wisconsin Power and Light Company

Item 1. Financial Statements.

MGE Energy, Inc.

Consolidated Statements of Income (unaudited)

(In thousands, except per-share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Operating Revenues:
Regulated revenues	$105,231	$122,951	$284,178	$310,874
Nonregulated revenues	2,325	1,786	4,522	3,859
Total Operating Revenues	107,556	124,737	288,700	314,733

Operating Expenses:
Fuel for electric generation	7,431	12,756	17,303	28,950
Purchased power	20,738	14,623	45,776	36,302
Cost of gas sold	12,252	26,463	82,580	104,406
Other operations and maintenance	35,876	38,567	72,730	74,663
Depreciation and amortization	10,145	9,893	20,199	19,290
Other general taxes	4,440	4,193	9,102	8,572
Total Operating Expenses	90,882	106,495	247,690	272,183
Operating Income	16,674	18,242	41,010	42,550

Other income, net	2,034	1,690	4,013	2,266
Interest expense, net	(3,366)	(3,435)	(6,755)	(6,868)
Income before income taxes	15,342	16,497	38,268	37,948
Income tax provision	(5,449)	(5,940)	(13,423)	(13,554)
Net Income	$9,893	$10,557	$24,845	$24,394

Earnings per Share of Common Stock (basic and diluted)	$0.43	$0.48	$1.08	$1.11

Dividends paid per share of common stock	$0.362	$0.355	$0.723	$0.710

Average Shares Outstanding (basic and diluted)	23,095	22,105	23,026	22,047

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Six Months Ended June 30,
	2009	2008
Operating Activities:
Net income	$24,845	$24,394
Items not affecting cash:
Depreciation and amortization	20,199	19,290
Deferred income taxes	3,964	1,167
Provision for doubtful accounts receivable	2,382	1,931
AFUDC - equity funds	(227)	(644)
Employee benefit plan expenses	3,593	3,947
Equity earnings in ATC	(4,002)	(3,310)
Other items	987	783
Changes in working capital:
Decrease in current assets	51,783	23,497
Decrease in current liabilities	(17,913)	(8,260)
Dividend income from ATC	3,061	2,485
Cash contributions to pension and other postretirement plans	(8,748)	(6,520)
Other noncurrent items, net	2,720	3,759
Cash Provided by Operating Activities	82,644	62,519

Investing Activities:
Capital expenditures	(34,770)	(61,136)
Capital contributions to investments	(1,698)	(1,415)
Other	(1,045)	762
Cash Used for Investing Activities	(37,513)	(61,789)

Financing Activities:
Issuance of common stock	6,275	7,599
Cash dividends paid on common stock	(16,663)	(15,652)
(Decrease) increase in short-term debt, net	(30,500)	9,000
Cash (Used for) Provided by Financing Activities	(40,888)	947

Change in Cash and Cash Equivalents	4,243	1,677
Cash and cash equivalents at beginning of period	4,106	3,789
Cash and cash equivalents at end of period	$8,349	$5,466

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Balance Sheets (unaudited)

(In thousands)

	June 30, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$8,349	$4,106
Restricted cash	3,765	4,805
Accounts receivable, less reserves of $4,997 and $4,076, respectively	26,314	45,266
Other accounts receivable, less reserves of $275 and $200, respectively	7,671	7,659
Unbilled revenues	20,411	34,701
Materials and supplies, at average cost	15,802	15,592
Fossil fuel	4,447	3,228
Stored natural gas, at average cost	26,418	42,146
Prepaid taxes	15,412	15,671
Regulatory assets - current	8,062	9,876
Other current assets	8,052	10,828
Total Current Assets	144,703	193,878
Other long-term receivables	2,951	3,005
Special billing projects	280	464
Regulatory assets	121,217	116,165
Other deferred assets and other	6,055	5,620
Property, Plant, and Equipment, Net	716,411	702,549
Construction work in progress	201,303	198,694
Total Property, Plant, and Equipment	917,714	901,243
Other Property and Investments	50,411	47,900
Total Assets	$1,243,331	$1,268,275

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Short-term debt	$94,000	$124,500
Accounts payable	25,691	47,229
Accrued interest and taxes	5,456	4,070
Deferred income taxes	2,497	3,306
Regulatory liabilities - current	1,388	5,974
Pension liability - current	813	813
Other current liabilities	25,924	19,349
Total Current Liabilities	155,769	205,241
Other Credits:
Deferred income taxes	122,896	117,505
Investment tax credit - deferred	2,565	2,736
Regulatory liabilities	19,076	18,814
Accrued pension and other postretirement benefits	134,693	137,286
Other deferred liabilities and other	43,274	36,083
Total Other Credits	322,504	312,424
Capitalization:
Common shareholders' equity	492,619	478,202
Long-term debt	272,439	272,408
Total Capitalization	765,058	750,610
Commitments and contingencies (see Footnote 9)	-	-
Total Liabilities and Capitalization	$1,243,331	$1,268,275

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Equity (unaudited)

(In thousands, except per-share amounts)

					Accumulated Other Comprehensive (Loss)/Income
			Additional Paid-in Capital
	Common Stock			Retained Earnings
	Shares	Value				Total

Beginning balance - Dec. 31, 2007	21,950	$21,950	$280,217	$123,916	$1,643	$427,726
Net income				24,394		24,394
Other comprehensive income/(loss):
Net unrealized loss on investments, net of $54 tax					(80)	(80)
Net unrealized loss on cash flow hedges, net of $470 tax					(702)	(702)
Common stock dividends declared ($0.710 per share)				(15,652)		(15,652)
Common stock issued, net	227	227	7,372			7,599
Ending Balance – June 30, 2008	22,177	$22,177	$287,589	$132,658	$861	$443,285

Beginning balance - Dec. 31, 2008	22,905	$22,905	$310,202	$144,904	$191	$478,202
Net income				24,845		24,845
Other comprehensive income/(loss):
Net unrealized loss on investments, net of $27 tax					(40)	(40)
Common stock dividends declared ($0.723 per share)				(16,663)		(16,663)
Common stock issued, net	209	209	6,066			6,275
Ending Balance – June 30, 2009	23,114	$23,114	$316,268	$153,086	$151	$492,619

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Income (unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Operating Revenues:
Regulated electric revenues	$81,198	$84,031	$161,325	$166,470
Regulated gas revenues	24,033	38,920	122,853	144,404
Nonregulated revenues	2,325	1,786	4,522	3,859
Total Operating Revenues	107,556	124,737	288,700	314,733

Operating Expenses:
Fuel for electric generation	7,431	12,756	17,303	28,950
Purchased power	20,738	14,623	45,776	36,302
Cost of gas sold	12,252	26,463	82,580	104,406
Other operations and maintenance	35,628	38,391	72,255	74,423
Depreciation and amortization	10,145	9,893	20,199	19,290
Other general taxes	4,440	4,193	9,102	8,572
Income tax provision	4,371	5,033	11,340	12,242
Total Operating Expenses	95,005	111,352	258,555	284,185
Operating Income	12,551	13,385	30,145	30,548

Other Income and Deductions:
AFUDC - equity funds	121	112	227	644
Equity earnings in ATC	2,021	1,704	4,002	3,310
Income tax provision	(901)	(693)	(1,712)	(838)
Other deductions, net	(102)	(119)	(208)	(1,680)
Total Other Income and Deductions	1,139	1,004	2,309	1,436
Income before interest expense	13,690	14,389	32,454	31,984

Interest Expense:
Interest on long-term debt	4,105	4,000	8,209	7,995
Other interest, net	9	184	32	553
AFUDC - borrowed funds	(50)	(46)	(94)	(267)
Net Interest Expense	4,064	4,138	8,147	8,281
Net Income	$9,626	$10,251	$24,307	$23,703
Less: Net Income Attributable to Noncontrolling Interest, net of tax	(3,484)	(3,005)	(6,860)	(6,151)
Net Income Attributable to MGE	$6,142	$7,246	$17,447	$17,552

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Six Months Ended June 30,
	2009	2008
Operating Activities:
Net income	$24,307	$23,703
Items not affecting cash:
Depreciation and amortization	20,199	19,290
Deferred income taxes	3,964	1,167
Provision for doubtful accounts receivable	2,382	1,931
AFUDC - equity funds	(227)	(644)
Employee benefit plan expenses	3,593	3,947
Equity earnings in ATC	(4,002)	(3,310)
Other items	1,449	1,488
Changes in working capital:
Decrease in current assets	50,950	22,686
Decrease in current liabilities	(17,153)	(7,251)
Dividend income from ATC	3,061	2,485
Cash contributions to pension and other postretirement plans	(8,748)	(6,520)
Other noncurrent items, net	2,692	3,724
Cash Provided by Operating Activities	82,467	62,696

Investing Activities:
Capital expenditures	(34,770)	(61,136)
Capital contributions to investments	(1,598)	(1,315)
Other	(116)	653
Cash Used for Investing Activities	(36,484)	(61,798)

Financing Activities:
Cash dividends paid to parent by MGE	(6,361)	-
Distributions to parent from noncontrolling interest	(2,807)	(6,308)
Equity contributions received by noncontrolling interest	1,598	24,785
Affiliate financing of Elm Road	699	-
Decrease in short-term debt, net	(34,500)	(18,000)
Cash (Used for) Provided by Financing Activities	(41,371)	477

Change in Cash and Cash Equivalents	4,612	1,375
Cash and cash equivalents at beginning of period	1,318	1,859
Cash and cash equivalents at end of period	$5,930	$3,234

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Balance Sheets (unaudited)

(In thousands)

ASSETS	June 30, 2009	December 31, 2008
Utility Plant (At Original Cost, in Service):
Electric	$796,523	$773,605
Gas	286,097	279,483
Nonregulated	110,400	110,317
Gross plant in service	1,193,020	1,163,405
Less accumulated provision for depreciation	(476,977)	(461,037)
Net plant in service	716,043	702,368
Construction work in progress	201,303	198,694
Total Utility Plant	917,346	901,062
Other property and investments	824	965
Investment in ATC	48,755	46,217
Total Other Property and Investments	49,579	47,182
Current Assets:
Cash and cash equivalents	5,930	1,318
Restricted cash	3,765	4,805
Accounts receivable, less reserves of $4,997 and $4,076, respectively	26,314	45,266
Affiliate receivables	2,608	2,547
Other receivables, less reserves of $275 and $200, respectively	7,659	7,575
Unbilled revenues	20,411	34,701
Materials and supplies, at average cost	15,802	15,592
Fossil fuel	4,447	3,228
Stored natural gas, at average cost	26,418	42,146
Prepaid taxes	14,437	14,013
Regulatory assets - current	8,062	9,876
Other current assets	8,045	10,804
Total Current Assets	143,898	191,871
Other long-term receivables	2,381	2,390
Special billing projects	280	464
Affiliate receivable long-term	5,972	6,433
Regulatory assets	121,217	116,165
Other deferred assets and other	5,217	5,555
Total Assets	$1,245,890	$1,271,122

CAPITALIZATION AND LIABILITIES
Equity:
Common stockholder's equity	$385,283	$374,253
Noncontrolling interest	179,808	174,157
Total Equity	565,091	548,410
Long-term debt	272,439	272,408
Total Capitalization	837,530	820,818
Current Liabilities:
Short-term debt - commercial paper	16,500	51,000
Accounts payable	25,690	47,186
Affiliate payables	762	63
Accrued interest and taxes	12,679	10,307
Accrued payroll related items	6,233	7,380
Deferred income taxes	2,497	3,305
Regulatory liabilities - current	1,388	5,974
Pension liability - current	813	813
Other current liabilities	19,441	11,987
Total Current Liabilities	86,003	138,015
Other Credits:
Deferred income taxes	122,749	117,369
Investment tax credit - deferred	2,565	2,736
Regulatory liabilities	19,076	18,814
Accrued pension and other postretirement benefits	134,693	137,286
Other deferred liabilities and other	43,274	36,084
Total Other Credits	322,357	312,289
Commitments and contingencies (see Footnote 9)	-	-
Total Capitalization and Liabilities	$1,245,890	$1,271,122

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Equity (unaudited)

(In thousands)

	MGE						Total
			Additional Paid-in Capital		Accumulated Other Comprehensive Income/(Loss)
	Common Stock			Retained Earnings		Non- controlling Interest
	Shares	Value

Beginning balance - Dec. 31, 2007	17,348	$17,348	$184,917	$126,781	$898	$137,028	$466,972
Net income				17,552		6,151	23,703
Other comprehensive income/(loss):
Net unrealized loss on investments, net of $156 tax					(233)		(233)
Net unrealized loss on cash flow hedges, net of $470 tax					(702)		(702)
Equity contribution received by noncontrolling interest						24,785	24,785
Distributions to parent from noncontrolling interest						(6,308)	(6,308)
Ending balance – June 30, 2008	17,348	$17,348	$184,917	$144,333	$(37)	$161,656	$508,217

Beginning balance – Dec. 31, 2008	17,348	$17,348	$192,417	$164,354	$134	$174,157	$548,410
Net income				17,447		6,860	24,307
Other comprehensive income/(loss):
Net unrealized loss on investments, net of $38 tax					(56)		(56)
Cash dividends paid to parent by MGE				(6,361)			(6,361)
Equity contribution received by noncontrolling interest						1,598	1,598
Distributions to parent from noncontrolling interest						(2,807)	(2,807)
Ending balance – June 30, 2009	17,348	$17,348	$192,417	$175,440	$78	$179,808	$565,091

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc., and Madison Gas and Electric Company

Notes to Consolidated Financial Statements (unaudited)

June 30, 2009

1.

Basis of Presentation - MGE Energy and MGE.

This report is a combined report of MGE Energy and MGE. References in this report to "MGE Energy" are to MGE Energy, Inc., and its subsidiaries. References in this report to "MGE" are to Madison Gas and Electric Company.

In accordance with FIN 46(R), Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51, MGE is required to consolidate MGE Power West Campus and MGE Power Elm Road. Both entities own electric generating assets and lease those assets to MGE. MGE is considered the primary beneficiary of these entities as a result of these leasing arrangements.

The accompanying consolidated financial statements as of June 30, 2009, and for the three and six months then ended are unaudited, but include all adjustments that MGE Energy and MGE management consider necessary for a fair statement of their respective financial statements. All adjustments are of a normal, recurring nature except as otherwise disclosed. The year-end consolidated balance sheet information was derived from the audited balance sheet appearing in MGE Energy's and MGE's 2008 Annual Report on Form 10-K, but does not include all disclosures required by accounting principles in the United States of America. These notes should be read in conjunction with the financial statements and the notes on pages 57 through 112 of the 2008 Annual Report on Form 10-K.

2.

Equity and Financing Arrangements.

a.

Common Stock - MGE Energy.

As of June 1, 2009, MGE Energy is purchasing stock for its Stock Plan from the open market rather than issuing new shares.

All MGE Energy common stock shares under the Stock Plan are sold pursuant to a registration statement that has been filed with the SEC and is currently effective.

For the six months ended June 30, 2009, MGE Energy issued 209,065 new shares of common stock under the Stock Plan for net proceeds of $6.3 million. For the six months ended June 30, 2008, MGE Energy issued 226,634 new shares of common stock under the Stock Plan for net proceeds of $7.6 million.

b.

Dilutive Shares Calculation - MGE Energy.

MGE Energy does not have any dilutive securities.

c.

Credit Facilities - MGE Energy and MGE.

On March 31, 2009, MGE amended its existing credit agreement dated August 29, 2008, with JPMorgan Chase Bank, N.A., as lender, which provides MGE with a $20 million committed credit facility. The principal purpose of the amendment was to extend the expiration date of the original agreement from March 31, 2009, to March 30, 2010. The credit facility continues to be used as a backup facility to MGE's commercial paper program. As of June 30, 2009, no borrowings were outstanding under the credit facility.

The amendment also changed the interest rate provisions of the original agreement. As amended, borrowings under the credit facility may bear interest at either (i) a LIBOR-based rate (as defined in the original agreement) for an applicable interest period, plus 1.50% or (ii) an Alternate Base Rate, plus 1%. The Alternate Base Rate is defined as the greater of (1) JPMorgan Chase Bank, N.A.'s prime rate, (2) the Federal Funds Effective Rate (as defined in the original agreement) plus 0.50% and (3) the one-month LIBOR-based rate plus 1%. The amendment also changed the non-use fee to 0.150% per annum on the unused commitment under the credit facility.

3.

Comprehensive Income - MGE Energy and MGE.

Total comprehensive income represents the change in equity during a period from transactions and other events and circumstances from nonowner sources. MGE Energy's and MGE's total comprehensive income is:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
MGE Energy
Net income	$9,893	$10,557	$24,845	$24,394
Unrealized loss on cash flow hedges, net of tax ($- and $294, and $- and $470)	-	(438)	-	(702)
Unrealized (loss) gain on available-for-sale securities, net of tax ($1 and $155, and $27 and $54)	(2)	231	(40)	(80)
Total comprehensive income	$9,891	$10,350	$24,805	$23,612

MGE
Net income	$9,626	$10,251	$24,307	$23,703
Unrealized loss on cash flow hedges, net of tax ($- and $294, and $- and $470)	-	(438)	-	(702)
Unrealized (loss) gain on available-for-sale securities, net of tax ($15 and $30, and $38 and $156)	(23)	45	(56)	(233)
Total comprehensive income	$9,603	$9,858	$24,251	$22,768
Less: Comprehensive income attributable to noncontrolling interest	(3,484)	(3,005)	(6,860)	(6,151)
Comprehensive income attributable to MGE	$6,119	$6,853	$17,391	$16,617

4.

Investment in ATC - MGE Energy and MGE.

ATC owns and operates electric transmission facilities primarily in Wisconsin. MGE received an interest in ATC when it, like other Wisconsin electric utilities, contributed its electric transmission facilities to ATC. That interest is presently held by MGE Transco, which is jointly owned by MGE Energy and MGE.

MGE Transco, through MGE, has a seat on the Board of Directors of ATC and has a 20% voting ownership interest in ATC Management, Inc. Due to MGE Transco's ability to exercise significant control over management activities, MGE Transco has accounted for its investment in ATC under the equity method of accounting. For the six months ended June 30, 2009 and 2008, MGE Transco recorded equity earnings from the investment in ATC of $4.0 million (pretax) and $3.3 million (pretax), respectively. Dividend income received from ATC was $3.1 million and $2.5 million for the six months ended June 30, 2009 and 2008, respectively. During the six months ended June 30, 2009 and 2008, MGE Transco made capital contributions of $1.6 million and $1.3 million, respectively.

At June 30, 2009, MGE is the majority owner and MGE Energy, the holding company, is the minority owner of MGE Transco. MGE Energy's proportionate share of the equity and net income of MGE Transco is classified within the MGE financial statements as noncontrolling interest.

ATC's summarized financial data for the three and six months ended June 30, 2009 and 2008, is as follows:

(In thousands)
Income statement data for the three months ended June 30,	2009	2008
Operating revenues	$129,016	$116,084
Operating expenses	(56,617)	(53,244)
Other (expense) income, net	(66)	2
Interest expense, net	(19,653)	(17,122)
Earnings before members' income taxes	$52,680	$45,720
MGE Energy's and MGE's equity earnings in ATC	$2,021	$1,704

(In thousands)
Income statement data for the six months ended June 30,	2009	2008
Operating revenues	$255,248	$225,176
Operating expenses	(113,572)	(104,160)
Other expense, net	(129)	(146)
Interest expense, net	(37,918)	(32,757)
Earnings before members' income taxes	$103,629	$88,113
MGE Energy's and MGE's equity earnings in ATC	$4,002	$3,310

5.

Taxes - MGE Energy and MGE.

a.

FIN 48.

MGE Energy and MGE apply the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes. Under FIN 48, the difference between the tax benefit amount taken on prior year tax returns, or expected to be taken on a current year tax return, and the tax benefit amount recognized in the financial statements is an unrecognized tax benefit.

For both MGE Energy and MGE, there have been no changes to unrecognized tax benefits existing at December 31, 2008, nor any additions for new tax positions, during the six months ended June 30, 2009.

b.

Effective Tax Rate.

MGE Energy's effective income tax rates for the three and six months ended June 30, 2009, are 35.5% and 35.1%, respectively, compared to 36.0% and 35.7% for the same periods in 2008. These decreases are primarily attributable to increases in the federal tax credit for producing electricity from wind energy. Federal law allows a tax credit of 2.1 cents per kilowatt hour of electricity produced and sold from wind energy. The tax credit for 2009 is expected to exceed the credit for 2008 mainly due to the full year generation expected from Top of Iowa III wind farm in 2009. In 2008, wind generation occurred for approximately ten months.

MGE's effective income tax rates for the three and six months ended June 30, 2009, are 35.4% and 34.9%, respectively, compared to 35.8% and 35.6% for the same periods in 2008. These decreases are similarly due to an increased wind energy tax credit expected for 2009.

Under 2009 Wisconsin Act 2, effective for years beginning on or after January 1, 2009, Wisconsin requires corporations to use combined reporting to compute their Wisconsin income for income tax purposes. Formerly, Wisconsin law required each corporation in a combined group to file separate returns. The effect of the combined reporting statute in Wisconsin is not expected to make any significant changes to the effective income tax rate or the tax accrual.

6.

Elm Road - MGE Energy and MGE.

a.

Construction.

On November 4, 2005, MGE Power Elm Road acquired an 8.33% ownership interest in each of two 615 MW generating units being constructed in Oak Creek, Wisconsin. MGE Power Elm Road's sole principal asset is the 8.33% undivided ownership interest in the aforementioned coal-fired generating plants. Each owner provides its own financing and reflects its respective portion of the facility and costs in its financial statements. The estimated share of capital costs for that ownership interest in both units was approximately $172 million (excluding capitalized interest).

In July 2008, the Elm Road construction contractor, Bechtel, gave notice forecasting that the in-service date of Unit 1 would be delayed by three months from the guaranteed in-service date of September 29, 2009, and that the in-service date of Unit 2 would be one month earlier than the guaranteed in-service date of September 29, 2010. The notice stated that the delays in Unit 1 were caused by severe weather, changes in local labor conditions from those anticipated by the contractor and other factors. On December 23, 2008, we received notice from Elm Road Services, LLC (ERS) that it had received a letter from Bechtel containing Bechtel's formal claim for schedule and cost relief on the construction of the Elm Road units. Bechtel is constructing the Elm Road units under a turnkey engineering, procurement and construction contract (the "Contract") with ERS, which is the project manager for the Elm Road units.

MGE Power Elm Road has leased the Elm Road units to MGE pursuant to separate facility lease agreements for each unit. These leases were authorized by order of the PSCW in accordance with applicable provisions of Wisconsin law that authorized financing of new generation through facility leases. The PSCW order establishes a cap on the construction costs that may be passed through the lease agreements to MGE and its customers, through rates. Additional costs attributable to force majeure events, as defined in the leases, do not count against this cap, but are subject to PSCW review and determination that the costs were prudently incurred.

Bechtel asserted two claims for cost and schedule relief in its December 2008 letter to ERS:

•

The first claim is based on the alleged impact of severe weather and specified labor-related matters. It seeks compensation for additional costs of approximately $413 million, of which MGE Energy's share would be approximately $34.4 million, if the claim is successful in full. Bechtel has reserved the right to request future additional costs and schedule relief. Bechtel seeks cost and schedule relief for weather-related events, which it contends are force majeure events and changed local conditions under the Contract, consisting of extreme winds from September 2006 through April 2007, snowstorms from December 2007 through April 2008, and rain storms in June 2008. It also seeks cost and schedule relief based upon alleged changes in labor conditions, which it contends consisted of a significant shortage in the availability of craft labor, significant increases in competing projects, overtime and per diems allegedly necessary to attract labor, and alleged restrictions that the project labor agreement placed on Bechtel's ability to attract and retain craft labor.

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

Although ERS is in the process of analyzing the claims and its responses to them, it has stated its belief that both claims are without merit. It has also stated its view that the only circumstances and events for which the Elm Road units' owners currently retain price adjustment risk under the contract are force majeure, wage escalation in excess of 4% annually as measured by published wage bulletins, delays caused by ERS, changes in scope or performance requested by ERS, and unforeseen sub-surface ground conditions. ERS has stated that it currently believes Bechtel was fully compensated for any and all impacts of the delayed start as indicated in certain change orders entered into between ERS and Bechtel prior to the start of construction of the Elm Road units. Furthermore, ERS has stated that it does not believe that the contract provides for relief based upon the cumulative impact of change orders.

ERS invoked the dispute resolution process provided for in the contract in order to address the claims made by Bechtel under the contract. ERS and Bechtel agreed to combine these issues and Bechtel's claims into one mediation. Mediation was unsuccessful and therefore, both parties submitted the matter to binding arbitration pursuant to the contract. The arbitration is expected to be concluded in 2010. We are unable to predict the results of these claims or their effect on the costs recoverable under the existing facility leases, in the event that the outcome of the claims should cause total construction costs of the Elm Road units to exceed the amounts authorized in the PSCW order.

Bechtel continues to target an in-service date for Elm Road Unit 1 three months beyond the guaranteed date of September 29, 2009, and an in-service date for Elm Road Unit 2 one month earlier than the guaranteed date of September 29, 2010. However, Bechtel does request schedule relief that would result in six months of relief from liquidated damages beyond the guaranteed in-service date for Unit 1 and three months of relief from liquidated damages beyond the guaranteed in-service date for Unit 2. Bechtel fell behind this revised target schedule in moving from construction to start-up, but developed a recovery plan and added resources in an effort to recover lost time. Bechtel has made, and continues to make, significant construction and start-up progress; however, at this time it has not fully kept pace with its revised schedule.

At June 30, 2009, $154.4 million (excluding capitalized interest) related to this project is reflected in the construction work in progress balance on MGE Energy's and MGE's consolidated balance sheets. MGE Power Elm Road calculates capitalized interest in accordance with SFAS 34, Capitalization of Interest Cost, on the Elm Road project. At June 30, 2009, MGE Power Elm Road recorded a total of $12.6 million in capitalized interest related to the Elm Road project which is reflected in the construction work in progress balance on MGE Energy's and MGE's consolidated balance sheets.

b.

Consolidation.

In connection with this project, MGE Energy and its subsidiaries entered into various agreements, including facility lease agreements between MGE Power Elm Road (a nonregulated subsidiary of MGE Energy) and MGE with respect to each of the generating units. The financial terms of the facility leases include a capital structure of 55% equity and 45% long-term debt, return on equity of 12.7%, a lease term of 30 years, and a 5% lease payment reduction in the first five years.

Based on the nature and terms of the leasing agreements and the relationship they establish, MGE absorbs a majority of the expected losses, residual value, or both, associated with the ownership of MGE Power Elm Road. MGE also is the party most closely associated with MGE Power Elm Road. As a result, MGE is the primary beneficiary and MGE Power Elm Road is a VIE under FIN 46(R). Accordingly, MGE Power Elm Road has been consolidated in the financial statements of MGE.

MGE Energy's share of the equity and net income (through its wholly owned subsidiary MGE Power) of MGE Power Elm Road is classified within the MGE financial statements as noncontrolling interest.

c.

Nonregulated Revenues.

MGE has approval from the PSCW to defer the recovery of the payments made to MGE Power Elm Road for carrying costs during construction of the facility, management fees, and community impact mitigation costs. MGE estimates that the total carrying costs on the Elm Road project will be $59.0 million. This estimate is subject to change based on changes in interest rates, timing of capital expenditures, and the total project cost. During 2009, MGE will recover $11.1 million in electric rates for its investment in MGE Power Elm Road. Of this amount, $9.5 million relates to carrying costs and $1.6 million relates to management fees, community impact mitigation costs, and other related costs.

MGE began collecting the carrying costs in rates in 2006. These amounts are being collected over multiple years. Of these costs, MGE estimates that $19.2 million relates to the capitalized interest and the debt portion of the facility. These costs will be recognized over the period in which the facility will be depreciated. The remaining $39.8 million is estimated to represent the equity portion and is being recognized over the period allowed for recovery in rates. For the six months ended June 30, 2009, $4.8 million related to the carrying costs were recovered in rates. Of this amount, $0.8 million relates to the debt portion of the facility and was deferred on the consolidated financial statements of MGE Energy and MGE. The remaining $4.0 million represents the equity portion and was recognized as nonregulated revenues in the consolidated financial statements of MGE Energy and MGE.

7.

Pension and Postretirement Plans - MGE Energy and MGE.

MGE maintains qualified and nonqualified pension plans, health care, and life insurance benefits. Additionally, MGE has deferred contribution 401(k) benefit plans.

The following table presents the components of MGE Energy's and MGE's net periodic benefit costs recognized for the three and six months ended June 30, 2009 and 2008. A portion of the net periodic benefit cost is capitalized within the consolidated balance sheets. For the three and six months ended June 30, 2009, $1.6 million and $3.8 million, respectively, of the net periodic benefit cost has been deferred on the consolidated balance sheet as a result of PSCW approval.

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Pension Benefits
Components of net periodic benefit cost:
Service cost	$1,293	$1,301	$2,647	$2,605
Interest cost	2,847	2,823	5,830	5,653
Expected return on assets	(2,198)	(3,337)	(4,500)	(6,682)
Amortization of:
Transition obligation	34	36	70	72
Prior service cost	106	111	217	222
Actuarial loss	1,157	98	2,368	197
Net periodic benefit cost	$3,239	$1,032	$6,632	$2,067

Postretirement Benefits
Components of net periodic benefit cost:
Service cost	$393	$466	$871	$933
Interest cost	799	948	1,773	1,897
Expected return on assets	(188)	(323)	(416)	(647)
Amortization of:
Transition obligation	88	107	194	214
Prior service cost	59	72	130	143
Actuarial loss	138	76	306	153
Net periodic benefit cost	$1,289	$1,346	$2,858	$2,693

8.

Share-Based Compensation - MGE Energy and MGE.

The MGE Energy Board approved a Performance Unit Plan on December 15, 2006. Under that plan, eligible participants may receive performance units that entitle the holder to receive a cash payment equal to the value of a designated number of shares of MGE Energy's common stock, plus dividend equivalent payments thereon, at the end of the set performance period.

In addition to units granted in 2008 and 2007, on January 16, 2009, 18,604 units were granted based on the MGE Energy closing stock price as of that date. These newly-granted units are subject to a five year graded vesting schedule. Based on the provisions of SFAS 123R, Share-Based Payment, on the grant date, MGE Energy and MGE measured the cost of the employee services received in exchange for the award based on current market value of MGE Energy common stock. The fair value of the awards, including the outstanding awards granted in 2008 and 2007, has been subsequently re-measured at June 30, 2009, as required by applicable accounting principles. Changes in fair value as well as the original grant have been recognized as compensation cost. Since this amount will be re-measured throughout the vesting period, the compensation cost is subject to variability.

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

During the six months ended June 30, 2009 and 2008, MGE recorded $0.4 and $0.2 million, respectively, in compensation expense as a result of this plan. No forfeitures or cash settlements occurred during the aforementioned periods. At June 30, 2009, $0.1 million of these awards were vested.

9.

Commitments and Contingencies.

a.

Environmental - MGE Energy and MGE.

Solid Waste

MGE is listed as a potentially responsible party for the Lenz Oil site in Lemont, Illinois, which is a site on the national priorities Superfund list. This site was used for storing and processing waste oil for several years. This site requires clean up under the Comprehensive Environmental Response, Compensation and Liability Act. A group of companies, including MGE, is currently working on cleaning up the site. Management believes that its share of the final cleanup costs will not result in any materially adverse effects on MGE's operations, cash flows, or financial position. Insurance may cover a portion of the cleanup costs. Management believes that the cleanup costs not covered by insurance will be recovered in current and future rates. At June 30, 2009, MGE accrued a $0.1 million gross liability for this matter. The expected range of loss for this item is estimated to be between $0.1 million and $0.2 million.

Water Quality

MGE is subject to various water quality regulations issued by the WDNR. These regulations limit chemical and thermal discharges from MGE's plants and activities into Wisconsin waters. These regulations also limit water intake from new and existing power plants. EPA's proposed regulations regarding water intake from existing power plants continue to evolve and MGE is monitoring these regulations to determine the effect on our facilities.

The WDNR is promulgating revised rules to regulate thermal effluent discharges from point sources in Wisconsin. The current draft rules apply strict standards for thermal discharges into inland lakes, streams, rivers, and the Great Lakes. While dischargers can apply for variances, MGE may incur additional capital expenditures, such as equipment upgrades at Blount and Columbia, if the variances are not granted. Costs at Blount have not been fully determined, however, capital expenditures may include cooling towers, which in past analyses have been shown to be cost prohibitive. Potential costs at Columbia have not been determined at this time. Based on initial reviews of the current revised rules, we do not expect Elm Road to be impacted by these rules.

Energy Efficiency and Renewables

Effective March 31, 2006, Wisconsin adopted the Energy Efficiency and Renewables Act that focuses on three areas: increasing the use of renewable energy in Wisconsin, promoting the development of renewable energy technologies, and strengthening the state's energy efficiency programs. This legislation requires that by 2015, 10% of the state's electricity be generated from renewable resources. As part of this initiative, MGE plans to add additional renewable energy resources, such as wind farms. MGE expects the cost to comply with the Act and its accompanying regulations will be recoverable through current and future rates.

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

Various initiatives including, but not limited to, the Clean Air Interstate Rule (CAIR), new source performance standards (NSPS), Clean Air Visibility Rule (CAVR), and the protection of visibility by application of best available retrofit technologies (BART), are expected to result in significant additional operating and capital expenditures at Columbia, Elm Road, and Blount. Further, the state of Wisconsin's mercury rules under NR 446 have been finalized through state legislative review process, and these rules are expected to further increase mercury control compliance costs at these facilities.

On March 12, 2008, the U.S. EPA announced a new national ambient air quality standard ("NAAQS") for ozone which is more stringent than the current standard (standard lowered from 0.08 to 0.0750 parts per million). States (including Wisconsin) must monitor and collect data on ozone levels in order to determine attainment or nonattainment status on a county and/or area basis. Currently available monitoring data for the years 2006 – 2008 for Dane, Columbia, and Milwaukee counties demonstrates attainment with this new standard. However, final attainment designations will not be made until 2010 using the monitoring data collected during the period 2007 through 2009. There is a possibility that future monitoring data for one or more of these counties will demonstrate nonattainment for this new ozone standard, which could result in additional operating and capital expenditures at Columbia (located in Columbia County), Blount and WCCF (located in Dane County) and Elm Road (located in Milwaukee County). Similarly, new standards for fine particulate emissions under 2.5 microns and monitoring data has resulted in EPA announcing its intent to designate Dane, Columbia, and Milwaukee counties as nonattainment for fine particulate, which could also result in increased expenditures at our generation facilities. On February 18, 2009, the State of Wisconsin requested that the EPA re-evaluate its announcement based on several counties' being in attainment using the most recent monitoring data (years 2006-2008). Wisconsin's request included the continued designation of Dane, Milwaukee and Columbia counties as attainment. The EPA has not formally responded to this re-evaluation request. (See the Federal National Ambient Air Quality Standards subsection within the Environmental Matters section in Part I, Item 1 of our 2008 Annual Report on Form 10-K for additional details).

On February 9, 2009, the Justice Department, on behalf of the EPA, asked the Supreme Court to dismiss EPA's request (petition for certiorari) that the Court review the D.C. Circuit Court's vacatur of the Clean Air Mercury Rule (CAMR). This withdrawal paves the way for the EPA to develop Maximum Achievable Control Technology (MACT) standards for electric utilities. It is unclear at this time how quickly MACT standards will be created for electric utilities and how they will affect MGE's operations, however, earlier versions of the MACT rule for electric utilities focused on mercury emissions from electric utilities that burned oil and coal for distribution in commerce. The implementation of the MACT standards will likely affect our facilities that burn coal and oil, however, we are uncertain of the exact cost at this time.

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

Columbia

In April 2009, the Columbia owners filed a Certificate of Authority with the PSCW requesting authorization of an emissions reduction project as a result of an environmental initiative. The operator's current estimates show that MGE's share of the capital expenditures required to comply with this project will be approximately $140 million. According to the current estimate, this project is expected to result in an increase to Columbia's ongoing operating expenses. MGE expects that the costs pertaining to this project will be fully recoverable through rates. The PSCW is permitting MGE to defer pre-certification and pre-construction costs related to compliance with environmental regulations at Columbia. Additionally, MGE is entitled to a carrying cost on the related pre-construction costs at a 100% AFUDC rate. As of June 30, 2009, MGE had incurred $0.7 million (excluding carrying costs) in expenditures at Columbia related to this environmental initiative.

As of June 30, 2009, Columbia entered into various contractual commitments with vendors for a small portion of the aforementioned expenditures as well as other Columbia environmental projects. MGE is indirectly a party to these agreements as a result of its joint ownership of Columbia and is also contractually obligated, under the applicable ownership and operating agreements, with respect to any commitments made. MGE has a 22% ownership interest in Columbia. MGE's share of these commitments is estimated to be $0.3 million for the remainder of 2009. These costs are expected to be capitalized and included in the consolidated balance sheets of MGE Energy and MGE.

WPL, the operator of Columbia, is aware of public comments or petitions from citizen groups submitted to the WDNR and U.S. EPA objecting to the renewal of the Title V air operating permit at Columbia. In September 2008, WPL received a Title V air permit renewal for Columbia from WDNR, which contained permit changes and responded to the citizen comments. In December 2008, a citizen group submitted a notice of intent to sue the EPA for failure to respond to its petition encouraging EPA to challenge the Columbia permit. In March 2009, this citizen group commenced an action against the U.S. EPA in federal court in Wisconsin, challenging the EPA's failure to act on their petition. In a court filing on May 7, 2009, the citizen group and EPA announced an agreement in principle to settle the case.

b.

Chattel Paper Agreement and Other Guarantees - MGE Energy and MGE.

MGE makes available to qualifying customers a financing program for purchasing and installing energy-related equipment that will provide more efficient use of utility service at the customer's property. MGE is party to a chattel paper purchase agreement with a financial institution under which it can sell or finance an undivided interest with recourse, in up to $10.0 million of the financing program receivables, until August 28, 2009. At June 30, 2009, MGE has outstanding $3.9 million interest in these receivables. MGE retains the servicing responsibility for these receivables.

MGE accounts for servicing rights under the amortization method. Initial determination of the servicing asset fair value is based on the present value of the estimated future cash flows. The discount rate is based on the PSCW authorized weighted cost of capital.

MGE would be required to perform under its guarantee if a customer defaulted on its loan. The energy-related equipment installed at the customer sites is used to secure the customer loans. The loan balances outstanding at June 30, 2009, approximate the fair value of the energy-related equipment acting as collateral. The length of the MGE guarantee to the financial institution varies from one to ten years depending on the term of the customer loan. Principal payments for the next five years on the loans are $0.3 million for the remainder of 2009, $0.9 million in 2010, $0.6 million in 2011, $0.4 million in 2012, and $0.4 million in 2013.

c.

Other Legal Matters - MGE Energy and MGE.

MGE is involved in various other legal matters that are being defended and handled in the normal course of business. MGE maintains accruals for such costs that are probable of being incurred and subject to reasonable estimation. As of June 30, 2009, MGE has a total of $1.5 million accrued in the financial statements for such matters. The ultimate outcome of such matters is uncertain and may have an adverse effect on MGE Energy's and MGE's results of operations, financial position, and cash flows.

d.

Natural Gas Supply Contracts - MGE Energy and MGE.

MGE has natural gas supply commitments which include market-based pricing. Total natural gas supply commitments are estimated to be $16.9 million for the remainder of 2009, $23.8 million for 2010, and $0.6 million for 2011. Management expects to recover these costs in future customer rates.

e.

Wind Development Rights - MGE Energy.

In June 2009, MGE Energy, through its subsidiary MAGAEL, LLC, entered into agreements to purchase land development rights, including but not limited to land option agreements, electrical interconnection rights, wind data, engineering plans, licenses, permits, and governmental approvals for two wind development sites. An $0.8 million payment related to these agreements was made in 2009. Future payments related to these agreements are estimated to be $1.2 million in 2010, $0.8 million in 2011, $3.2 million in 2012, $0.4 million in 2013, $0.1 million in 2014, $1.7 million in 2015, and $0.4 million in 2016. These wind development rights may potentially be used to develop wind farms in three counties in Iowa up to approximately 175 MWs. These agreements do not obligate MGE Energy to construct at these locations in Iowa.

f.

ATC Capital Commitment - MGE Energy and MGE.

On June 18, 2009, MGE Transco elected to participate in a voluntary capital call for ATC. As a result, MGE Transco contributed $0.9 million to ATC in July 2009.

10.

Restructuring Activities - MGE Energy and MGE.

On January 19, 2006, MGE announced a plan, subject to certain conditions, that includes discontinuing coal use by the end of 2011 at Blount. The plant will continue to run on natural gas but will be reduced from its current approximate 190 MW capacity to 100 MW when coal burning is discontinued. MGE determined that certain employee positions will be eliminated as a result of this exit plan.

In March 2009, MGE received notification from MISO that in order to meet national electric system reliability standards, MGE will need to keep Blount available at full capacity until MISO declares that the 90 MW are no longer needed for system reliability. To comply with the MISO directive, MGE will delay plans for retiring 90 MW of generation equipment at Blount. The transition from burning coal to burning only natural gas will still occur by the end of 2011. After 2011, the entire plant will be operated exclusively on natural gas. MGE will be working with MISO to develop a detailed agreement for this continued operation, which among other things will include a mechanism for cost recovery. MGE management will also begin working on an implementation plan.

MGE has entered into agreements providing severance benefits to employees affected by the exit plan. These benefits were recognized initially at the respective communication dates based on the fair value of the liability as of the termination date and are being recognized ratably over the future service period of the employees. In May 2009, renegotiated union agreements were ratified and resulted in changes to the involuntary and voluntary severance benefits. These changes have been reflected in the restructuring accrual. Estimated benefits expected to be paid are as follows: $0.1 million in 2010, $0.8 million in 2011, and $0.4 million in 2013. Total benefits paid as of June 30, 2009, were $0.2 million.

MGE will recover in rates the costs associated with the discontinuance of coal at Blount. As such, the severance charges for the nonunion and union employees have been deferred and recognized on the consolidated balance sheet of MGE Energy and MGE as a regulatory asset.

The following table presents the activity in the restructuring accrual from December 31, 2008, through June 30, 2009:

(In thousands)
Balance at December 31, 2008	$671
Additional expense, net (deferred)	52
Cash payments during the period	-
Balance at June 30, 2009	$723

The aforementioned exit plan has also resulted in accelerated depreciation for certain Blount assets expected to be retired by 2011. These assets are being recovered in rates over a four year period that began in 2008. For both the six months ended June 30, 2009 and 2008, $1.7 million of accelerated depreciation expense had been recognized and recovered in rates.

11.

Derivative and Hedging Instruments - MGE Energy and MGE.

As part of its regular operations, MGE enters into contracts, including options, swaps, futures, forwards, and other contractual commitments, to manage its exposure to commodity prices and gas revenues. MGE evaluates its derivative contracts in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. To the extent that these contracts are derivatives, MGE assesses whether or not the normal purchases or normal sales exclusion applies. For contracts to which this exclusion cannot be applied, SFAS 133 requires MGE Energy and MGE to recognize such derivatives in the consolidated balance sheets at fair value, with changes in the fair value of derivative instruments to be recorded in current earnings or deferred in accumulated other comprehensive income (loss), depending on whether a derivative is designated as, and is effective as, a hedge. The majority of MGE's derivative activities are conducted in accordance with its electric and gas risk management program, which is approved by the PSCW and limits the volume MGE can hedge against specific risk management strategies. The maximum length of time over which cash flows related to energy commodities can be hedged is two years. If the derivative qualifies for regulatory deferral subject to the provisions of SFAS 71, Accounting for the Effects of Certain Types of Regulation, the derivatives are marked to fair value pursuant to SFAS 133 and are offset with a corresponding regulatory asset or liability. The deferred gain or loss is recognized in earnings in the delivery month applicable to the instrument. Gains and losses related to hedges qualifying for regulatory treatment are recoverable in gas rates through the PGA or in electric rates as a component of the fuel rules mechanism.

As of June 30, 2009, the gross notional volume of open derivatives is as follows:

Commodity derivative contracts	809,360 MWh
Commodity derivative contracts	10,260,000 Dth
FTRs	6,941 MW

In April 2007, the FASB issued FSP 39-1, Amendment of FASB Interpretation No. 39 (FSP FIN 39-1). This pronouncement amends FIN 39, Offsetting of Amounts Related to Certain Contracts, and allows companies to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting agreement. MGE Energy and MGE elected the net presentation as prescribed by this pronouncement. FSP FIN 39-1 became effective for MGE Energy and MGE as of January 1, 2008. The effects of applying this pronouncement were recognized as a change in accounting principle through retroactive application for all financial statements presented. The adoption of this pronouncement did not have any impact on MGE Energy's or MGE's net income. At June 30, 2009, MGE Energy and MGE had $7.0 million in cash collateral that was netted against the net derivative positions with counterparties.

During 2009, MGE purchased and sold exchange-traded and over the counter options, swaps, and future contracts. These arrangements are primarily entered into to help stabilize the price risk associated with gas or power purchases. These transactions are employed by both MGE's gas and electric segments. Additionally, as a result of the firm transmission agreements that MGE holds on transmission paths in the MISO and PJM markets, MGE holds FTRs. An FTR is a financial instrument that entitles the holder to a stream of revenues or charges based on the differences in hourly day ahead energy prices between two points on the transmission grid. The fair values of these instruments are reflected as a regulatory asset/liability depending on whether they are in a net loss/gain position. Depending on the nature of the instrument, the gain or loss associated with these transactions will be reflected as cost of gas sold, fuel for electric generation, or purchased power expense in the delivery month applicable to the instrument. At June 30, 2009, the cost basis of these financial instruments exceeded their fair value by $7.8 million.

During 2009, MGE has also entered into futures and basis swaps to take advantage of physical and financial arbitrage opportunities between supply basins and pricing spreads between future months' gas supply. Under the incentive mechanism within the PGA clause, MGE shareholders have the ability to receive a set percentage of the benefits or loss from these deals if certain thresholds are achieved. The portion related to the shareholders is reflected in other comprehensive income and the portion related to customers is reflected as a regulatory asset/liability depending on whether they are in a net loss/gain position. At June 30, 2009, the fair value of these financial instruments exceeded their cost basis by less than $0.1 million.

MGE has also entered into a ten-year purchased power agreement which provides MGE with firm capacity and energy beginning June 1, 2012, and ending on May 31, 2022 (the "base term"). The agreement also allows MGE the option to purchase power during a period of time preceding the base term as well as an option to extend the contract after the base term. The agreement is a derivative contract and is recognized at its fair value on the balance sheet. However, the derivative qualifies for regulatory deferral and is recognized with a corresponding regulatory asset or liability depending on whether the fair value is in a loss or gain position. The fair value of the contract at June 30, 2009, reflects a loss position of $9.6 million. The actual fuel cost will be recognized in purchased power expense in the month of purchase.

The following table summarizes the fair value of the derivative instruments on the balance sheet at June 30, 2009. All derivative instruments in this table are presented on a gross basis and are calculated prior to the application of FSP FIN 39-1 which allows for netting of instruments with the same counterparty under a master netting agreement as well as the netting of cash collateral. For financial statement purposes, MGE Energy and MGE have applied FSP FIN 39-1 by netting instruments with the same counterparty under a master netting agreement as well as the netting of cash collateral.

	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity derivative contracts	Other current assets	$1,976	Other current liabilities	$9,039
Commodity derivative contracts	Other deferred charges	155	Other deferred liabilities	108
FTRs	Other current assets	670	Other current liabilities	1,411
Ten-year PPA	N/A	N/A	Other deferred liabilities	9,613

The following table summarizes the unrealized and realized losses related to the derivative instruments on the balance sheet at June 30, 2009, and the income statement for the three and six months ended June 30, 2009 (a).

(In thousands)	Current and long-term Regulatory Asset	Other current assets
Three Months Ended June 30, 2009:
Balance at March 31, 2009	$19,425	$2,210
Change in unrealized loss	3,678	-
Realized loss reclassified to a deferred account	(2,737)	2,737
Realized loss reclassified to income statement	(2,996)	(2,405)
Balance at June 30, 2009	$17,370	$2,542

Six Months Ended June 30, 2009:
Balance at December 31, 2008	$14,007	$4,466
Change in unrealized loss	22,446	-
Realized loss reclassified to a deferred account	(11,153)	11,153
Realized loss reclassified to income statement	(7,930)	(13,077)
Balance at June 30, 2009	$17,370	$2,542

(In thousands)	Regulated gas revenues	Fuel for electric generation/ purchased power	Cost of gas sold
Realized losses:

Three Months Ended June 30, 2009:
Commodity derivative contracts	$-	$5,004	$370
FTRs	-	27	-
Ten-year PPA	-	-	-

Six Months Ended June 30, 2009:
Commodity derivative contracts	$84	$12,415	$7,889
FTRs	-	619	-
Ten-year PPA	-	-	-

(a)

MGE's commodity derivative contracts, FTRs and ten-year PPA are subject to regulatory deferral under the provisions of SFAS 71. These derivatives are marked to fair value pursuant to SFAS 133 and are offset with a corresponding regulatory asset or liability. Realized gains and losses are deferred on the balance sheet and are recognized in earnings in the delivery month applicable to the instrument. As a result of the above described treatment, there are no unrealized gains or losses that flow through earnings.

The ten-year PPA has a provision that may require MGE to post collateral if MGE's debt rating falls below investment grade (i.e., below BBB-) once MGE begins purchasing energy under the contract. The amount of collateral that it may be required to post varies from $20.0 million to $40.0 million depending on MGE's nominated capacity amount. A counterparty related to FTRs extends MGE a credit limit. If MGE exceeds this limit, the counterparty may require collateral to be posted. At June 30, 2009, the FTRs related to this counterparty are in a net liability of $1.4 million.

On September 26, 2007, MGE entered into a non-exchange traded HDD collar. This agreement extended from January 2008 until March 2008 and had a premium of $0.2 million. Actual heating degree days during the aforementioned period were 3,971 which exceeded the ceiling; therefore, MGE recorded a $1.5 million expense (includes the $0.2 million premium) on the collar in the first quarter of 2008.

Nonperformance of counterparties to the non-exchange traded derivatives could expose MGE to credit loss. However, MGE enters into transactions only with companies that meet or exceed strict credit guidelines, and it monitors these counterparties on an ongoing basis to mitigate nonperformance risk in its portfolio. As of June 30, 2009, no counterparties have defaulted.

12.

Regional Transmission Organizations - MGE Energy and MGE.

On April 1, 2005, the MISO implemented its bid-based energy market. MISO is a FERC approved RTO that is required to provide real-time energy services and a market based mechanism for congestion management. MGE is a participant in this market. On April 1, 2005, MGE began offering substantially all of its generation on the MISO market and purchasing much of its load requirement from the MISO market in accordance with the MISO Tariff. In January 2009, MISO implemented and MGE began participating in the ancillary services market (ASM). The ASM is an extension of the existing energy market in which MISO assumes the responsibility of maintaining sufficient generation reserves. Previously, MGE was responsible for providing its own reserves, however in the ASM, MISO will provide the reserves for MGE's load, and MGE may offer to sell reserves from its generating units. In addition to this market change, MISO took on various balance authority functions. In June 2009, MISO implemented and MGE began participating in the voluntary capacity auction. The voluntary capacity auction provides an optional monthly forum for buyers and sellers of aggregate planning resource credits to interact. Load serving entities may participate in the voluntary capacity auction to potentially obtain the necessary aggregate planning resource credits to meet their planning reserve margin requirement. Generator owners may participate to sell any excess aggregate planning resource credits that are not needed.

Additionally, on May 1, 2004, MGE became a member of PJM. PJM is also an RTO. PJM is a neutral and independent party that coordinates and directs the operation of the region's transmission grid, administers a competitive wholesale electricity market, and plans regional transmission expansion improvements to maintain grid reliability and relieve congestion. MGE has one purchase power agreement, for 50 MW, that is affected by this market.

MGE reports on a net basis transactions on the MISO and PJM markets in which it buys and sells power within the same hour to meet electric energy delivery requirements. This treatment resulted in $14.9 million and $40.3 million reduction to sales for resale and purchased power expense for the three months ended June 30, 2009 and 2008, respectively and a $35.3 million and $82.5 million reduction to sales for resale and purchased power expense for the six months ended June 30, 2009 and 2008, respectively.

13.

Rate Matters - MGE Energy and MGE.

a.

Rate proceedings.

In April 2009, MGE filed an application with the PSCW requesting a 4.5% increase to electric rates and a 2.3% increase to gas rates for 2010. The proposed increases cover costs for MGE's share of the new Elm Road generating station, transmission reliability enhancements, as well as infrastructure additions to its gas delivery system.

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

Under fuel rules, MGE can apply for a fuel surcharge if its actual electric fuel costs exceed 102% of the electric fuel costs allowed in its latest rate order. Conversely, MGE can be required to provide a fuel credit to its customers if actual electric fuel costs are less than 98% of the electric fuel costs allowed in that order.

In April 2009, MGE filed an application with the PSCW requesting a proposed credit of $0.00204 per kWh, due to a decrease in actual electric fuel costs, when compared to those fuel costs projected in MGE's most recent rate order. MGE estimates this credit would reduce electric revenues by $4.6 million for 2009. This credit is based upon newly computed annual average fuel costs for 2009, using actual fuel costs for January, February and March and revised forecasts for April through December 2009. In May 2009, the PSCW approved the interim order authorizing MGE to implement the proposed credit, subject to refund with interest at 10.8% effective May 9, 2009 until the final PSCW order. For the three and six months ended June 30, 2009, this interim credit resulted in a $1.0 million and $2.1 million reduction to electric revenues, respectively. During the six months ended June 30, 2009, $0.9 million had been credited to electric customers. At June 30, 2009, a short-term regulatory liability of $1.2 million related to this interim order is included in the consolidated balance sheets of MGE Energy and MGE.

As a result of lower than expected fuel and purchased power costs in 2008, a fuel refund was approved by the PSCW. To account for this refund, MGE recorded a $5.5 million reduction to other electric revenues in the twelve months ended December 31, 2008. In March 2009, the PSCW completed their audit of the 2008 electric fuel costs and issued a final order, which applied this refund to customers' accounts in March 2009.

14.

Fair Value of Financial Instruments - MGE Energy and MGE.

At June 30, 2009 and December 31, 2008, the carrying amount of cash, cash equivalents, and outstanding commercial paper approximates fair market value due to the short maturity of those investments and obligations. The estimated fair market value of MGE's long-term debt is based on quoted market prices at June 30, 2009 and December 31, 2008. The estimated fair market value of MGE Energy's and MGE's financial instruments are as follows:

	June 30, 2009		December 31, 2008
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
MGE Energy
Assets:
Cash and cash equivalents	$8,349	$8,349	$4,106	$4,106
Restricted cash*	3,765	3,765	4,805	4,805
Liabilities:
Short-term debt - bank loans	77,500	77,500	73,500	73,500
Short-term debt - commercial paper	16,500	16,500	51,000	51,000
Long-term debt	273,500	254,250	273,500	261,315

MGE
Assets:
Cash and cash equivalents	5,930	5,930	1,318	1,318
Restricted cash*	3,765	3,765	4,805	4,805
Liabilities:
Short-term debt - commercial paper	16,500	16,500	51,000	51,000
Long-term debt	273,500	254,250	273,500	261,315

*The restricted cash amounts for June 30, 2009 and December 31, 2008 are shown net of $8.2 million and $10.5 million, respectively, of cash collateral that was netted against net derivatives positions as well as other liabilities with counterparties.

MGE Energy and MGE adopted SFAS 157, Fair Value Measurements as of January 1, 2008, and SFAS 157-2, Effective Date of FASB Statement No. 157 as of January 1, 2009. The adoption of this standard requires enhanced disclosures about MGE Energy's and MGE's assets and liabilities carried at fair value.

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

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis for MGE Energy and MGE.

(In thousands)	Fair Value as of June 30, 2009
	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Cash and cash equivalents	$8,349	$8,349	$-	$-
Restricted cash(a)	11,978	11,978	-	-
Exchange-traded investments	445	445	-	-
Total Assets	$20,772	$20,772	$-	$-
Liabilities:
Derivatives, net (b)	$17,370	$532	$-	$16,838
Deferred compensation	1,257	1,257	-	-
Total Liabilities	$18,627	$1,789	$-	$16,838
MGE
Assets:
Cash and cash equivalents	$5,930	$5,930	$-	$-
Restricted cash(a)	11,978	11,978	-	-
Exchange-traded investments	270	270	-	-
Total Assets	$18,178	$18,178	$-	$-
Liabilities:
Derivatives, net (b)	$17,370	$532	$-	$16,838
Deferred compensation	1,257	1,257	-	-
Total Liabilities	$18,627	$1,789	$-	$16,838

(a)

These amounts are shown gross and exclude $8.2 million of cash collateral that was netted against net derivative positions as well as other liabilities with counterparties.

(b)

These amounts are shown gross and exclude $0.5 million and $6.5 million of cash collateral that was netted against net derivative positions with counterparties for Level 1 and Level 3, respectively.

(In thousands)	Fair Value as of December 31, 2008
	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Cash and cash equivalents	$4,106	$4,106	$-	$-
Restricted cash (c)	15,297	15,297	-	-
Exchange-traded investments	511	511	-	-
Total Assets	$19,914	$19,914	$-	$-
Liabilities:
Derivatives, net (d)	$14,007	$4,788	$-	$9,219
Deferred compensation	1,171	1,171	-	-
Total Liabilities	$ 15,178	$5,959	$-	$9,219
MGE
Assets:
Cash and cash equivalents	$1,318	$1,318	$-	$-
Restricted cash (c)	15,297	15,297	-	-
Exchange-traded investments	364	364	-	-
Total Assets	$16,979	$16,979	$-	$-
Liabilities:
Derivatives, net (d)	$14,007	$4,788	$-	$9,219
Deferred compensation	1,171	1,171	-	-
Total Liabilities	$15,178	$5,959	$-	$9,219

(c)

These amounts are shown gross and exclude $10.5 million of cash collateral that was netted against net derivative positions as well as other liabilities with counterparties.

(d)

These amounts are shown gross and exclude $4.8 million and $5.1 million of cash collateral that was netted against net derivative positions with counterparties for Level 1 and Level 3, respectively.

(e)

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

Derivatives include exchange-traded derivative contracts, a ten-year purchased power agreement, and FTRs. Most exchange-traded derivative contracts are valued based on unadjusted quoted prices in active markets and are therefore classified as Level 1. A small number of exchange-traded contracts are valued using quoted market pricing in markets with insufficient volumes and are therefore classified as Level 3. Transactions done with an over-the-counter party are on inactive markets and are therefore classified as Level 3. These transactions are valued based on quoted prices with markets with similar exchange traded transactions. The ten-year purchased power agreement (see Footnote 11) was valued using an internally-developed pricing model and therefore classified as Level 3. The model includes both observable and unobservable inputs. Inputs to the model require significant management judgment and estimation. The model uses a forward power pricing curve based on exchange-traded contracts in the electric futures market. As described above, the market prices from this source have insufficient volumes and are classified as Level 3 in the fair value hierarchy. To project future prices beyond the period in which these quoted market prices are available, MGE calculates the price based on forward gas prices and an implied heat rate. MGE considers the assumptions that market participants would use in valuing the asset or liability. This consideration includes assumptions about market risk such as liquidity, volatility and contract duration. The fair value model incorporates discounting, credit, and model risks. FTRs are priced based upon monthly auction results for identical or similar instruments in a closed market with limited data available and are therefore classified as Level 3.

The deferred compensation plan allows participants to defer certain cash compensation into a notional investment account. These amounts are included within other deferred liabilities in the balance sheets of MGE Energy and MGE. The notional investments earn interest based upon the semiannual rate of U.S. Treasury Bills having a 26-week maturity increased by 1% compounded monthly, with a minimum annual rate of 7%, compounded monthly, and are therefore based upon observable market data and classified as Level 1.

The following table summarizes the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for both MGE Energy and MGE.

(In thousands)
Three Months Ended June 30,	2009	2008
Balance as of April 1,	$(16,730)	$1,872
Realized and unrealized gains (losses):
Included in regulatory liabilities (assets)	(108)	3,890
Included in other comprehensive income	-	40
Included in earnings	(3,020)	347
Included in current assets	-	-
Purchases, sales, issuances, and settlements, net	3,020	(347)
Transfers in and/or out of Level 3	-	-
Balance as of June 30,	$(16,838)	$5,802
Total gains (losses) included in earnings attributed to the change in unrealized gains (losses) related to assets and liabilities held at June 30, (e)	$-	$-

(In thousands)
Six Months Ended June 30,	2009	2008
Balance as of January 1,	$(9,219)	$(444)
Realized and unrealized gains (losses):
Included in regulatory liabilities (assets)	(7,619)	6,193
Included in other comprehensive income	-	53
Included in earnings	(7,952)	1,214
Included in current assets	-	(7)
Purchases, sales, issuances, and settlements, net	7,952	(1,207)
Transfers in and/or out of Level 3	-	-
Balance as of June 30,	$(16,838)	$5,802
Total gains (losses) included in earnings attributed to the change in unrealized gains (losses) related to assets and liabilities held at June 30, (e)	$-	$-

The following table presents total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis during the three and six months ended June 30, 2009 and 2008, for both MGE Energy and MGE. (e).

(In thousands)	Purchased Power Expense	Cost of Gas Sold Expense	Regulated Gas Revenues
Total gains (losses) included in earnings for the three months ended June 30, 2009	$(3,020)	$-	$-
Total gains (losses) included in earnings for the three months ended June 30, 2008	$347	$-	$-

Total gains (losses) included in earnings for the six months ended June 30, 2009	$(8,117)	$94	$71
Total gains (losses) included in earnings for the six months ended June 30, 2008	$1,308	$(47)	$(47)

(e) MGE's exchange-traded derivative contracts, ten-year purchased power agreement, and FTRs are subject to regulatory deferral under the provisions of SFAS 71. These derivatives are therefore marked to fair value pursuant to SFAS 133 and are offset with a corresponding regulatory asset or liability. A portion of MGE's derivative contracts fall under the incentive mechanism within the PGA clause and shareholders have the ability to receive a set percentage of the benefit or loss from these deals if certain thresholds are achieved. Under these derivatives, only the gains or losses associated with customers are subject to regulatory deferral under SFAS 71. The remaining shareholder portion is reflected in other comprehensive income. As a result of the above described treatment, there are no unrealized gains or losses that flow through earnings.

15.

New Accounting Pronouncements - MGE Energy and MGE.

a.

FAS 160 and FAS 141(R).

In December 2007, the FASB issued FAS 160, Non-Controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 and FAS 141(R), Business Combinations. These pronouncements changed the accounting and reporting for business acquisitions and noncontrolling interest in a subsidiary. In addition, FAS 160 changed the accounting and reporting for the deconsolidation of a subsidiary. FAS 160 and FAS 141(R) became effective for MGE Energy and MGE as of January 1, 2009, and affected the presentation of the minority interest on MGE's financial statements.

b.

FAS 161.

In March 2008, the FASB issued FAS 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. MGE Energy and MGE adopted FAS 161 as of January 1, 2009. See Footnote 11 for additional information.

c.

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

d.

FSP FAS 107-1 and APB 28-1.

In April 2009, the FASB issued FSP FAS 107-1, Interim Disclosures about Fair Value of Financial Instruments, which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP became effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. MGE Energy and MGE did not elect to early adopt this pronouncement. The adoption of this pronouncement did not have any financial impact, but required additional disclosures. See Footnote 14 for additional information.

e.

FAS 165.

In May 2009, the FASB issued FAS 165, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the issuance of financial statements. Furthermore, FAS 165 requires entities to disclose the date through which subsequent events were evaluated. FAS 165 became effective for interim or annual reporting periods ending after June 15, 2009. The adoption of this pronouncement did not have any financial impact, but required additional disclosures. See Footnote 17 for additional information.

f.

FAS 166.

In June 2009, the FASB issued FAS 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement removes the concept of a qualifying special-purpose entity from Statement 140 and removes the exception from applying FASB Interpretation No. 46, Consolidation of Variable Interest Entities, to qualifying special-purpose entities. The adoption of FAS 166 is effective for fiscal years ending after November 15, 2009. MGE Energy and MGE are currently assessing the impact this pronouncement will have on their financial statements.

g.

FAS 167.

In June 2009, the FASB issued FAS 167, Amendments to FASB Interpretation No. 46(R), amending the consolidation guidance for variable-interest entities under FIN 46(R). These amendments include the elimination of the exemption for qualifying special purpose entities, a new approach for determining consolidation of a variable-interest entity and changes to when it is necessary to reassess consolidation of a variable interest entity. The adoption of FAS 167 is effective January 1, 2010. MGE Energy and MGE are currently assessing the impact this pronouncement will have on their financial statements.

16.

Segment Information - MGE Energy and MGE.

MGE Energy operates in the following business segments: electric utility, gas utility, nonregulated energy, transmission investment, and all other. See MGE Energy's and MGE's 2008 Annual Report on Form 10-K for additional discussion of each of these segments.

The following tables show segment information for MGE Energy's operations for the indicated periods:

MGE Energy (In thousands)	Electric	Gas	Nonregulated Energy	Transmission Investment	All Others	Consolidation/ Elimination Entries	Consolidated Total
Three months ended June 30, 2009
Operating revenues	$81,198	$24,033	$2,325	$-	$-	$-	$107,556
Interdepartmental revenues	119	1,500	3,725	-	-	(5,344)	-
Total operating revenues (loss)	81,317	25,533	6,050	-	-	(5,344)	107,556
Depreciation and amortization	(7,093)	(2,366)	(686)	-	-	-	(10,145)
Other operating expenses	(62,162)	(23,637)	(34)	(1)	(247)	5,344	(80,737)
Operating income (loss)	12,062	(470)	5,330	(1)	(247)	-	16,674
Other income (deductions), net	14	4	-	2,021	(5)	-	2,034
Interest (expense) income, net	(2,646)	(747)	(671)	-	698	-	(3,366)
Income (loss) before taxes	9,430	(1,213)	4,659	2,020	446	-	15,342
Income tax (provision) benefit	(3,172)	582	(1,869)	(811)	(179)	-	(5,449)
Net income (loss)	$6,258	$(631)	$2,790	$1,209	$267	$-	$9,893

Three months ended June 30, 2008
Operating revenues	$84,031	$38,920	$1,786	$-	$-	$-	$124,737
Interdepartmental revenues	129	3,397	3,719	-	-	(7,245)	-
Total operating revenues (loss)	84,160	42,317	5,505	-	-	(7,245)	124,737
Depreciation and amortization	(6,919)	(2,288)	(686)	-	-	-	(9,893)
Other operating expenses	(63,424)	(40,219)	(27)	(1)	(176)	7,245	(96,602)
Operating income (loss)	13,817	(190)	4,792	(1)	(176)	-	18,242
Other (deductions) income, net	(6)	(1)	-	1,704	(7)	-	1,690
Interest (expense) income, net	(2,725)	(769)	(644)	-	703	-	(3,435)
Income (loss) before taxes	11,086	(960)	4,148	1,703	520	-	16,497
Income tax (provision) benefit	(3,838)	461	(1,665)	(684)	(214)	-	(5,940)
Net income (loss)	$7,248	$(499)	$2,483	$1,019	$306	$-	$10,557

Six months ended June 30, 2009
Operating revenues	$161,325	$122,853	$4,522	$-	$-	$-	$288,700
Interdepartmental revenues	230	3,935	7,447	-	-	(11,612)	-
Total operating revenues (loss)	161,555	126,788	11,969	-	-	(11,612)	288,700
Depreciation and amortization	(14,151)	(4,676)	(1,372)	-	-	-	(20,199)
Other operating expenses	(131,547)	(107,011)	(68)	(1)	(476)	11,612	(227,491)
Operating income (loss)	15,857	15,101	10,529	(1)	(476)	-	41,010
Other income (deductions), net	14	4	-	4,002	(7)	-	4,013
Interest (expense) income, net	(5,313)	(1,499)	(1,335)	-	1,392	-	(6,755)
Income before taxes	10,558	13,606	9,194	4,001	909	-	38,268
Income tax provision	(2,514)	(5,242)	(3,690)	(1,606)	(371)	-	(13,423)
Net income	$8,044	$8,364	$5,504	$2,395	$538	$-	$24,845

Six months ended June 30, 2008
Operating revenues	$166,470	$144,404	$3,859	$-	$-	$-	$314,733
Interdepartmental revenues	250	11,985	7,437	-	-	(19,672)	-
Total operating revenues (loss)	166,720	156,389	11,296	-	-	(19,672)	314,733
Depreciation and amortization	(13,401)	(4,517)	(1,372)	-	-	-	(19,290)
Other operating expenses	(135,426)	(136,846)	(52)	(1)	(240)	19,672	(252,893)
Operating income (loss)	17,893	15,026	9,872	(1)	(240)	-	42,550
Other income (deductions), net	478	(1,514)	-	3,310	(8)	-	2,266
Interest (expense) income, net	(5,424)	(1,576)	(1,281)	-	1,413	-	(6,868)
Income before taxes	12,947	11,936	8,591	3,309	1,165	-	37,948
Income tax provision	(3,649)	(4,654)	(3,448)	(1,329)	(474)	-	(13,554)
Net income	$9,298	$7,282	$5,143	$1,980	$691	$-	$24,394

The following tables show segment information for MGE's operations for the indicated periods:

MGE (In thousands)	Electric	Gas	Nonregulated Energy	Transmission Investment	Consolidation/ Elimination Entries	Consolidated Total
Three months ended June 30, 2009
Operating revenues	$81,198	$24,033	$2,325	$-	$-	$107,556
Interdepartmental revenues	119	1,500	3,725	-	(5,344)	-
Total operating revenues (loss)	81,317	25,533	6,050	-	(5,344)	107,556
Depreciation and amortization	(7,093)	(2,366)	(686)	-	-	(10,145)
Other operating expenses*	(65,264)	(23,036)	(1,903)	(1)	5,344	(84,860)
Operating income (loss)*	8,960	131	3,461	(1)	-	12,551
Other (deductions) income, net*	(56)	(15)	-	1,210	-	1,139
Interest expense, net	(2,646)	(747)	(671)	-	-	(4,064)
Net income (loss)	6,258	(631)	2,790	1,209	-	9,626
Less: Net income attributable to noncontrolling interest, net of tax	-	-	-	-	(3,484)	(3,484)
Net income (loss) attributable to MGE	$6,258	$(631)	$2,790	$1,209	$(3,484)	$6,142

Three months ended June 30, 2008
Operating revenues	$84,031	$38,920	$1,786	$-	$-	$124,737
Interdepartmental revenues	129	3,397	3,719	-	(7,245)	-
Total operating revenues (loss)	84,160	42,317	5,505	-	(7,245)	124,737
Depreciation and amortization	(6,919)	(2,288)	(686)	-	-	(9,893)
Other operating expenses*	(67,256)	(39,755)	(1,692)	(1)	7,245	(101,459)
Operating income (loss)*	9,985	274	3,127	(1)	-	13,385
Other (deductions) income, net*	(12)	(4)	-	1,020	-	1,004
Interest expense, net	(2,725)	(769)	(644)	-	-	(4,138)
Net income (loss)	7,248	(499)	2,483	1,019	-	10,251
Less: Net income attributable to noncontrolling interest, net of tax	-	-	-	-	(3,005)	(3,005)
Net income (loss) attributable to MGE	$7,248	$(499)	$2,483	$1,019	$(3,005)	$7,246

Six months ended June 30, 2009
Operating revenues	$161,325	$122,853	$4,522	$-	$-	$288,700
Interdepartmental revenues	230	3,935	7,447	-	(11,612)	-
Total operating revenues (loss)	161,555	126,788	11,969	-	(11,612)	288,700
Depreciation and amortization	(14,151)	(4,676)	(1,372)	-	-	(20,199)
Other operating expenses*	(133,979)	(112,230)	(3,758)	(1)	11,612	(238,356)
Operating income (loss)*	13,425	9,882	6,839	(1)	-	30,145
Other (deductions) income, net*	(68)	(19)	-	2,396	-	2,309
Interest expense, net	(5,313)	(1,499)	(1,335)	-	-	(8,147)
Net income	8,044	8,364	5,504	2,395	-	24,307
Less: Net income attributable to noncontrolling interest, net of tax	-	-	-	-	(6,860)	(6,860)
Net income (loss) attributable to MGE	$8,044	$8,364	$5,504	$2,395	$(6,860)	$17,447

Six months ended June 30, 2008
Operating revenues	$166,470	$144,404	$3,859	$-	$-	$314,733
Interdepartmental revenues	250	11,985	7,437	-	(19,672)	-
Total operating revenues (loss)	166,720	156,389	11,296	-	(19,672)	314,733
Depreciation and amortization	(13,401)	(4,517)	(1,372)	-	-	(19,290)
Other operating expenses*	(138,977)	(142,089)	(3,500)	(1)	19,672	(264,895)
Operating income (loss)*	14,342	9,783	6,424	(1)	-	30,548
Other income (deductions), net*	380	(925)	-	1,981	-	1,436
Interest expense, net	(5,424)	(1,576)	(1,281)	-	-	(8,281)
Net income	9,298	7,282	5,143	1,980	-	23,703
Less: Net income attributable to noncontrolling interest, net of tax	-	-	-	-	(6,151)	(6,151)
Net income (loss) attributable to MGE	$9,298	$7,282	$5,143	$1,980	$(6,151)	$17,552

*Amounts are shown net of the related tax expense, consistent with the presentation on the consolidated MGE Income Statement.

The following table shows segment information for MGE Energy's and MGE's assets and capital expenditures:

MGE Energy (In thousands)	Electric	Gas	Assets not Allocated	Nonregulated Energy	Transmission Investment	All Others	Consolidation/ Elimination Entries	Total
Assets:
June 30, 2009	$697,428	$229,200	$12,710	$284,702	$48,829	$382,014	$(411,552)	$1,243,331
December 31, 2008	677,540	284,211	14,642	271,568	46,292	381,433	(407,411)	1,268,275
Capital Expenditures:
Six months ended June 30, 2009	20,177	4,998	-	9,595	-	-	-	34,770
Year ended December 31, 2008	47,033	8,441	-	50,303	-	-	-	105,777

MGE (In thousands)	Electric	Gas	Assets not Allocated	Nonregulated Energy	Transmission Investment	Consolidation/ Elimination Entries	Total
Assets:
June 30, 2009	$697,428	$229,200	$12,710	$284,452	$48,829	$(26,729)	$1,245,890
December 31, 2008	677,540	284,211	14,642	271,318	46,292	(22,881)	1,271,122
Capital Expenditures:
Six months ended June 30, 2009	20,177	4,998	-	9,595	-	-	34,770
Year ended December 31, 2008	47,033	8,441	-	50,303	-	-	105,777

17.

Subsequent Events - MGE Energy and MGE.

The Company has evaluated subsequent events, including all events on or before August 6, 2009, which corresponds to the financial statement issuance date.

a.

ATC Capital Contribution.

In July 2009, MGE Transco made a voluntary $0.9 million capital contribution to ATC.

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

Our nonregulated energy operations lease and own new electric generating capacity to assist MGE. The nonregulated energy operations include partial ownership of a cogeneration project on the UW-Madison campus and an undivided 8.33% ownership interest in each of two 615 MW generating units being constructed in Oak Creek, Wisconsin. These ownership interests are leased to MGE pursuant to long-term leases. MGE operates the cogeneration project, and a third party will operate the Elm Road units. The ownership/leasing structure was adopted to capture some advantages under then applicable state regulatory guidelines for MGE's participation in these generation facilities. Due to the nature of MGE's participation in these facilities, the results of our nonregulated operations are also consolidated into MGE's consolidated financial position and results of operations under applicable accounting standards.

Our primary focus today and for the foreseeable future is our core utility customers at MGE as well as creating long-term value for shareholders. MGE continues to face the challenge of providing its customers with reliable power at competitive prices. MGE plans to meet this challenge by investing in more efficient generation projects, including renewable energy sources. In the future, MGE will continue to focus on growing earnings while controlling operating and fuel costs. MGE will continue to maintain safe and efficient operations in addition to providing customer value. We believe it is critical to maintain a strong credit standing consistent with financial strength in MGE as well as the parent company in order to accomplish these goals.

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

•

Interest rates and our debt credit rating,

•

Environmental laws and regulations, including pending environmental rule changes,

•

Construction risk in connection with the Elm Road generating units,

and other factors listed in "Item 1A. Risk Factors" of our 2008 Annual Report on Form 10-K.

For the three months ended June 30, 2009, MGE Energy's earnings were $9.9 million or $0.43 per share compared to $10.6 million or $0.48 per share for the same period in the prior year. MGE's earnings for the three months ended June 30, 2009, were $6.1 million compared to $7.2 million for the same period in the prior year.

For the six months ended June 30, 2009, MGE Energy's earnings were $24.8 million or $1.08 per share compared to $24.4 million or $1.11 per share for the same period in the prior year. MGE's earnings for the six months ended June 30, 2009, were $17.4 million compared to $17.6 million for the same period in the prior year.

MGE Energy's income was derived from our business segments as follows:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Business Segment:	2009	2008	2009	2008
Electric Utility	$6,258	$7,248	$8,044	$9,298
Gas Utility	(631)	(499)	8,364	7,282
Nonregulated Energy	2,790	2,483	5,504	5,143
Transmission Investment	1,209	1,019	2,395	1,980
All Other	267	306	538	691
Net Income	$9,893	$10,557	$24,845	$24,394

Our net income during the three months ended June 30, 2009, primarily reflects the effects of the following factors:

•

A 3.4% decrease in electric revenue reflecting lower demand and lower sales for resale due to decreased sales opportunities.

•

Higher nonregulated energy revenues primarily attributable to higher carrying costs being recognized for the Elm Road project. Carrying costs during construction of the nonregulated energy projects, related to the equity portion, are recognized over the period of time the costs are recovered in rates.

•

A $0.2 million increase in net income from our interest in ATC.

Our net income during the six months ended June 30, 2009, primarily reflects the effects of the following factors:

•

A 3.1% decrease in electric revenue reflecting lower demand and lower sales for resale due to decreased sales opportunities.

•

As a result of the GCIM, the gas utility received an additional benefit of $0.8 million from capacity release revenues and commodity savings for the six months ended June 30, 2009 when compared to the same period in the prior year.

•

In 2008, the gas utility had expensed a $1.5 million settlement (includes premium) associated with a weather hedge (heating degree collar) as a result of colder-than-normal weather. The gas utility had no weather hedges during 2009.

•

Higher nonregulated energy revenues primarily attributable to higher carrying costs being recognized for the Elm Road project. Carrying costs during construction of the nonregulated energy projects, related to the equity portion, are recognized over the period of time the costs are recovered in rates.

•

A $0.4 million increase in net income from our interest in ATC.

During 2009, the following events occurred:

ATC: MGE Transco contributed $1.6 million for voluntary capital contributions to ATC for the six months ended June 30, 2009. An additional voluntary capital contribution of $0.9 million was made in July 2009.

WCCF: The State of Wisconsin did not exercise its option under the WCCF Joint Ownership Agreement to acquire either a 45 MW interest in WCCF or enter into a purchase power agreement for 45 MW of capacity. This option expired in the second quarter of 2009.

Wind Development Rights: In June 2009, MGE Energy, through its subsidiary MAGAEL, LLC, entered into agreements to purchase land development rights, including but not limited to land option agreements, electrical interconnection rights, wind data, engineering plans, licenses, permits, and governmental approvals for two wind development sites. These wind development rights may potentially be used to develop wind farms in three counties in Iowa with a capacity up to approximately 175 MWs. These agreements do not obligate MGE Energy to construct at these locations in Iowa.

2009 Fuel Credit: In April 2009, MGE filed an application with the PSCW requesting a proposed credit of $0.00204 per kWh, due to a decrease in actual electric fuel costs, when compared to those fuel costs projected in MGE's most recent rate order. MGE estimates this credit would reduce electric revenues by $4.6 million for 2009. In May 2009, the PSCW approved the interim order authorizing MGE to implement the proposed credit, subject to refund with interest at 10.8% effective May 9, 2009 until the final PSCW order. In the three and six months ended June 30, 2009, this interim credit resulted in a $1.0 million and a $2.1 million reduction to electric revenues, respectively.

2008 Fuel Refund: As a result of lower than expected fuel and purchased power costs in 2008, a fuel refund was approved by the PSCW. The PSCW completed their audit and issued a final order in March 2009, which applied a $5.7 million refund to customers' accounts.

2010 Rate Filing: In April 2009, MGE filed an application with the PSCW requesting a 4.5% increase to electric rates and a 2.3% increase to gas rates for 2010. The proposed increases cover costs for MGE's share of the new Elm Road generating station, transmission reliability enhancements, as well as infrastructure additions to its gas delivery system.

In the near term, several items may affect us, including:

•

General economic conditions: Economic conditions both inside and outside our service area are expected to continue to affect the level of demand for our utility services and may affect the collection of our accounts receivable and the creditworthiness of counterparties with whom we do business. We have in place lines of credit aggregating $195 million for MGE Energy (including MGE) and $75 million for MGE to address our liquidity needs.

•

Elm Road Construction Claim: As described in Footnote 6, the project contractor for the Elm Road units has made claims against the units' owners for additional costs and for relief from the construction schedule. It is expected that these claims will be addressed through formal arbitration under the construction contract between the contractor and the project operator, ERS.

•

Environmental Initiatives: Various environmental rules or initiatives are in a state of flux as a result of court decisions and the change in the Presidential Administration. In addition, the U.S. House of Representatives has passed legislation intended to control greenhouse gas emissions. Such proposed legislation, rules and initiatives involve matters related to air emissions, water effluent and greenhouse gases, all of which affect generation plant capital expenditures and operating costs as well as future operational planning.

The following discussion is based on the business segments as discussed in Footnote 16.

Three Months Ended June 30, 2009 and 2008

Electric Utility Operations - MGE Energy and MGE

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the periods indicated:

	Revenues			Sales
(In thousands, except cooling degree days)	Three Months Ended June 30,			Three Months Ended June 30,
	2009	2008	% Change	2009	2008	% Change
Residential	$24,947	$25,432	(1.9)%	170,225	172,281	(1.2)%
Commercial	44,032	44,720	(1.5)%	429,881	439,140	(2.1)%
Industrial	5,996	6,278	(4.5)%	80,280	82,191	(2.3)%
Other - retail/municipal	8,112	8,289	(2.1)%	102,244	107,087	(4.5)%
Total retail	83,087	84,719	(1.9)%	782,630	800,699	(2.3)%
Sales for resale	504	1,532	(67.1)%	339	14,298	(97.6)%
Other revenues	(2,393)	(2,220)	(7.8)%	-	-	-
Total	$81,198	$84,031	(3.4)%	782,969	814,997	(3.9)%

Cooling degree days (normal 173)				146	113	29.2%

Electric operating revenues decreased $2.8 million or 3.4% for the three months ended June 30, 2009, due to the following:

(In millions)
Three months ended June 30, 2009
Volume	$(1.9)
Sales for resale	(1.0)
Rate changes	0.3
Other revenues	(0.2)
Total	$(2.8)

•

Volume. During the three months ended June 30, 2009, there was a 2.3% decrease in total retail sales volumes compared to the same period in the prior year, reflecting reduced demand for service due to economic activity.

•

Sales for resale. Sales for resale represent wholesale sales made to third parties who are not ultimate users of the electricity. These sales may include spot market transactions on the markets operated by MISO or PJM. These sales may also include bilateral sales to other utilities or power marketers. Generating units are dispatched by MISO based on cost considerations as well as reliability of the system. Sales for resale typically occur when MGE has more generation and purchases online than is needed for its own system demand. The excess electricity is then sold to others in the market. For the three months ended June 30, 2009, sales for resale decreased $1.0 million when compared to the same period in the prior year, reflecting decreased opportunities for sales.

•

Rates changes. Rates charged to retail customers for the three months ended June 30, 2009, were 0.3% or $0.3 million higher than those charged during the same period in the prior year.

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

In May 2009, the PSCW approved an interim order authorizing MGE to implement a credit of $0.00204 per kWh, due to a decrease in actual electric fuel costs, when compared to those fuel costs projected in MGE's most recent rate order. During the three months ended June 30, 2009, $0.9 million had been credited to electric customers.

In May 2008, the PSCW approved a $0.00239 per kWh interim fuel surcharge on MGE's electric rates to cover increased fuel and purchased power expenses. For the three months ended June 30, 2008, this interim surcharge resulted in a $1.2 million increase to electric rates.

•

Other revenues. Other electric revenues decreased $0.2 million for the three months ended June 30, 2009, compared to the same period in the prior year.

Other electric revenues reflect the elimination of WCCF and Elm Road carrying costs that were collected in electric rates, which are recognized as nonregulated energy operating revenues in our Nonregulated Energy Operations segment. The amount eliminated was $2.7 million for both the three months ended June 30, 2009 and 2008.

Electric fuel and purchased power

As a result of more favorable prices for purchased power as compared to internal generation, power purchases were increased, and internal generation reduced, causing fuel for electric generation to decrease and purchased power expense to increase.

The expense for fuel for electric generation decreased $5.3 million or 41.7% during the three months ended June 30, 2009, compared to the same period in the prior year, reflecting the lower electric generation.

Purchased power expense increased by $6.1 million or 41.8% during the three months ended June 30, 2009, compared to the same period in the prior year. This increase in expense reflects an $8.3 million or 66.3% increase in the volume of power purchased offset by a $2.2 million or 14.7% decrease in the per-unit cost of purchased power.

Electric operating and maintenance expenses

Electric operating and maintenance expenses decreased $2.3 million during the three months ended June 30, 2009, compared to the same period in 2008. The following changes contributed to the net change:

(In millions)
Three months ended June 30, 2009
Decreased maintenance expenses	$(1.9)
Decreased production costs	(0.5)
Increased transmission costs	0.4
Decreased other expenses	(0.3)
Total	$(2.3)

For the three months ended June 30, 2009, electric maintenance expenses decreased compared to the same period in the prior year. Decreased production costs were due to lower internal generation. In addition, transmission costs increased primarily due to network service fees pertaining to ATC.

Gas Utility Operations - MGE Energy and MGE

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class during each of the periods indicated:

	Revenues			Therms Delivered
(In thousands, except HDD and average rate per therm of retail customer)	Three Months Ended June 30,			Three Months Ended June 30,
	2009	2008	% Change	2009	2008	% Change
Residential	$13,482	$19,817	(32.0)%	13,144	12,314	6.7%
Commercial/industrial	9,781	17,233	(43.2)%	16,453	14,606	12.6%
Total retail	23,263	37,050	(37.2)%	29,597	26,920	9.9%
Gas transportation	609	610	(0.2)%	7,684	7,715	(0.4)%
Other revenues	161	1,260	(87.2)%	-	-	-
Total	$24,033	$38,920	(38.3)%	37,281	34,635	7.6%
Heating degree days (normal 858)				842	847	(0.6)%
Average rate per therm of retail customer				$0.786	$1.376	(42.9)%

Gas revenues decreased $14.9 million or 38.3% for the three months ended June 30, 2009. These changes are related to the following factors:

(In millions)
Three months ended June 30, 2009
Gas costs/rates	$(15.9)
Gas deliveries	2.1
Transportation and other effects	(1.1)
Total	$(14.9)

•

Gas costs/rates. The average retail rate per therm for the three months ended June 30, 2009, decreased 42.9% compared to the same period in 2008 as a result of lower natural gas costs.

•

Retail gas deliveries. For the three months ended June 30, 2009, retail gas deliveries increased 9.9% compared to the prior period.

•

Transportation and other revenues. Transportation and other revenues decreased a total of $1.1 million primarily due to the impact of the MGE GCIM in 2008.

Under MGE's GCIM, if actual gas commodity savings and capacity release revenues are above or below a benchmark set by the PSCW, then MGE's gas sales service customers and shareholders share in any increased costs or savings per percentages set by the PSCW. For the three months ended June 30, 2009, shareholders did not receive a benefit from capacity release revenues and commodity savings under the GCIM compared to a $1.1 million benefit received for the three months ended June 30, 2008.

Cost of gas sold

For the three months ended June 30, 2009, cost of gas sold decreased by $14.2 million, compared to the same period in the prior year. The cost per therm of natural gas decreased 54.4% which resulted in $14.6 million of reduced expense. This decrease is offset by a 1.6% increase in the volume of gas purchased which resulted in $0.4 million additional expense.

Gas operating and maintenance expenses

Gas operating and maintenance expenses decreased $0.5 million for the three months ended June 30, 2009, compared to the same period a year ago. The decrease is primarily due to less administrative and general expenses.

Nonregulated Energy Operations - MGE Energy and MGE

Nonregulated energy operating revenues

Operating revenues from nonregulated energy operations increased $0.5 million for the three months ended June 30, 2009, when compared to the same period in the prior year. Operating revenues from nonregulated energy operations for both the three months ended June 30, 2009 and 2008, include $3.7 million in interdepartmental revenues related to a leasing arrangement between MGE and MGE Power West Campus. Upon consolidation, these interdepartmental revenues are eliminated.

MGE also received approval from the PSCW to collect carrying costs expected to be incurred by MGE Power Elm Road during construction of the Elm Road project. MGE estimates that the total carrying costs on the Elm Road project will be $59.0 million. A portion of this amount is being recognized over the period recovered in rates and a portion is being deferred and will be recognized over the period in which the facility is depreciated. For the three months ended June 30, 2009 and 2008, MGE Power Elm Road recognized $2.0 million and $1.5 million, respectively, related to carrying costs on the Elm Road project.

Nonregulated energy interest expense, net

For the three months ended June 30, 2009 and 2008, interest expense, net at the nonregulated energy operations segment was $0.7 million and $0.6 million, respectively. Interest expense at the nonregulated energy segment for both the three months ended June 30, 2009 and 2008, includes $0.7 million in interest expense incurred on $50 million of long-term, fixed-rate borrowings at MGE Power West Campus.

Also included in the nonregulated interest expense is interdepartmental interest expense and capitalized interest at MGE Power Elm Road. During the three months ended June 30, 2009 and 2008, MGE Power Elm Road was charged $0.8 million and $1.2 million, respectively, in interest expense by Corporate on funds borrowed for the Elm Road Project. This expense is eliminated upon consolidation for MGE Energy only. The interest expense at MGE Power Elm Road is offset by $0.8 million and $1.2 million, respectively, in capitalized interest.

During the three months ended June 30, 2009 and 2008, MGE Power Elm Road recorded less than $0.1 million and $0.1 million, respectively, in interest income on cash advanced to Elm Road Services, LLC for construction of transmission equipment and work done by ATC related to the Elm Road project.

Transmission Investment Operations - MGE Energy and MGE

Transmission investment other income

For the three months ended June 30, 2009 and 2008, other income at the transmission investment segment was $2.0 million and $1.7 million, respectively. The transmission investment segment holds our interest in ATC, and its income reflects our equity in the earnings of ATC.

All Other Nonregulated Operations - MGE Energy

All other interest income, net for both the three months ended June 30, 2009 and 2008, was $0.7 million. Interest income for the three months ended June 30, 2009, represents $0.8 million in interdepartmental interest income from MGE Power Elm Road, partially offset by $0.1 million in interest expense on short-term debt. Interest income for the three months ended June 30, 2008, represents $1.2 million in interdepartmental interest income from MGE Power Elm Road, partially offset by $0.5 million in interest expense on short-term debt. The interdepartmental interest income is eliminated upon consolidation.

Consolidated Other General Taxes

MGE Energy's and MGE's other general taxes increased $0.2 million or 5.9% for the three months ended June 30, 2009, when compared to the same period in 2008, due to increased license fee tax. The annual license fee tax expense is based on the prior year's adjusted operating revenues. Tax rates have not increased.

Consolidated Income Taxes

MGE Energy's effective income tax rate for the three months ended June 30, 2009, is 35.5% compared to 36.0% for the same period in 2008. MGE's effective income tax rate for the three months ended June 30, 2009, is 35.4% compared to 35.8% for the same period in the prior year. The lower tax rates for the three months ended June 30, 2009, are due primarily to an increase in federal tax credits from the production of electricity from wind energy. The tax credit for 2009 is expected to exceed the credit for 2008 mainly due to a full year of generation from the Top of Iowa III wind farm in 2009. In 2008, wind generation occurred for approximately ten months.

Under 2009 Wisconsin Act 2, effective for years beginning on or after January 1, 2009, Wisconsin requires corporations to use combined reporting to compute their Wisconsin income for income tax purposes. Formerly, Wisconsin law required each corporation in a combined group to file separate returns. The effect of the combined reporting statute in Wisconsin is not expected to make any significant changes to the effective income tax rate or the tax accrual.

Noncontrolling Interest, Net of Tax

The noncontrolling interest, net of tax reflects the accounting required for MGE Energy's interest in the WCCF and Elm Road generating projects. MGE Energy owns 100% of MGE Power West Campus and MGE Power Elm Road; however, due to the leasing arrangements for these projects with MGE, the entities are considered VIEs under FIN 46(R) and their results are consolidated with those of MGE, the primary beneficiary of the VIEs. Also included in noncontrolling interest, net of tax is MGE Energy's interest in MGE Transco.

For the three months ended June 30, 2009, MGE Energy (through its wholly owned subsidiary MGE Power) earned $1.9 million and $1.2 million, net of tax, for its interest in MGE Power West Campus and MGE Power Elm Road, respectively. Additionally, MGE Energy earned $0.4 million, net of tax for its interest in MGE Transco. These amounts are recorded as noncontrolling interest expense, net of tax, on MGE's consolidated statement of income.

For the three months ended June 30, 2008, MGE Energy (through its wholly owned subsidiary MGE Power) had earned $1.9 million and $0.9 million, net of tax, for its interest in MGE Power West Campus and MGE Power Elm Road, respectively. Additionally, MGE Energy had earned $0.2 million, net of tax, for its interest in MGE Transco. These amounts are recorded as noncontrolling interest expense, net of tax, on MGE's consolidated statement of income.

Six Months Ended June 30, 2009 and 2008

Electric Utility Operations - MGE Energy and MGE

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the periods indicated:

	Revenues			Sales
(In thousands, except cooling degree days)	Six Months Ended June 30,			Six Months Ended June 30,
	2009	2008	% Change	2009	2008	% Change
Residential	$52,882	$55,104	(4.0)%	379,295	387,001	(2.0)%
Commercial	83,951	87,828	(4.4)%	866,649	889,019	(2.5)%
Industrial	9,433	10,303	(8.4)%	137,932	141,365	(2.4)%
Other - retail/municipal	14,367	15,008	(4.3)%	189,084	195,385	(3.2)%
Total retail	160,633	168,243	(4.5)%	1,572,960	1,612,770	(2.5)%
Sales for resale	964	2,792	(65.5)%	3,384	25,242	(86.6)%
Other revenues	(272)	(4,565)	94.0%	-	-	-
Total	$161,325	$166,470	(3.1)%	1,576,344	1,638,012	(3.8)%

Cooling degree days (normal 173)				146	113	29.2%

Electric operating revenues decreased $5.1 million or 3.1% for the six months ended June 30, 2009, due to the following:

(In millions)
Six months ended June 30, 2009

Volume	$(4.1)
Rate changes	(3.5)
Sales for resale	(1.8)
Other revenues	4.3
Total	$(5.1)

•

Volume. During the six months ended June 30, 2009, there was a 2.5% decrease in total retail sales volumes when compared to the same period in the prior year, reflecting reduced demand for service due to economic activity.

•

Rates changes. Rates charged to retail customers for the six months ended June 30, 2009, were 2.1% or $3.5 million lower than those charged during the same period in the prior year.

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

As a result of lower than expected fuel and purchased power costs in 2008, a fuel refund was approved by the PSCW. In March 2009, the PSCW completed their audit of 2008 electric fuel costs and issued a final order approving the amount to be refunded to customers. A refund of $5.7 million (includes interest) was applied to customers' accounts in March 2009. See "Other revenues" discussion below for more information on this refund.

In May 2009, the PSCW approved an interim order authorizing MGE to implement a credit of $0.00204 per kWh, due to a decrease in actual electric fuel costs, when compared to those fuel costs projected in MGE's most recent rate order. During the six months ended June 30, 2009, $0.9 million had been credited to electric customers. See "Other revenues" discussion below for more information on this interim order.

•

Sales for resale. Sales for resale represent wholesale sales made to third parties who are not ultimate users of the electricity. These sales may include spot market transactions on the markets operated by MISO or PJM. These sales may also include bilateral sales to other utilities or power marketers. Generating units are dispatched by MISO based on cost considerations as well as reliability of the system. Sales for resale typically occur when MGE has more generation and purchases online than is needed for its own system demand. The excess electricity is then sold to others in the market. For the six months ended June 30, 2009, sales for resale decreased $1.8 million when compared to the same period in the prior year, reflecting decreased opportunities for sales.

•

Other revenues. Other electric revenues increased $4.3 million for the six months ended June 30, 2009, compared to the same period in the prior year.

During the six months ended June 30, 2009, MGE recorded $5.5 million in other electric revenues to offset the impact of the 2008 fuel refund credited to customers in March 2009. This refund reduced revenues during the twelve months ended December 31, 2008, and was returned to customers via a reduction in rates in March 2009.

Also included in other revenues for the six months ended June 30, 2009, is a $1.2 million projected refund which was accrued related to the May 2009 interim order.

Other electric revenues reflect the elimination of WCCF and Elm Road carrying costs that were collected in electric rates, which are recognized as nonregulated energy operating revenues in our Nonregulated Energy Operations segment. The amount eliminated was $5.4 million for both the six months ended June 30, 2009 and 2008.

Electric fuel and purchased power

As a result of more favorable prices for purchased power as compared to internal generation, power purchases were increased, and internal generation reduced, causing fuel for electric generation to decrease and purchased power expense to increase.

The expense for fuel for electric generation decreased $11.6 million or 40.2% during the six months ended June 30, 2009, compared to the same period in the prior year. This decrease in expense reflects a $9.0 million decrease related to the lower electric generation and a $2.6 million decrease related to fuel cost.

Purchased power expense increased by $9.5 million or 26.1% during the six months ended June 30, 2009, compared to the same period in the prior year. This increase in expense reflects a $13.8 million or 43.1% increase in the volume of power purchased offset by a $4.3 million or 11.9% decrease in the per-unit cost of purchased power.

Electric operating and maintenance expenses

Electric operating and maintenance expenses decreased $1.9 million during the six months ended June 30, 2009, compared to the same period in 2008. The following changes contributed to the net change:

(In millions)
Six months ended June 30, 2009
Decreased maintenance expenses	$(1.5)
Decreased production costs	(1.1)
Increased transmission costs	0.7
Total	$(1.9)

For the six months ended June 30, 2009, electric maintenance expenses decreased compared to the same period in the prior year. In addition production costs decreased due to lower internal generation. In addition, transmission costs increased primarily due to network service fees pertaining to ATC.

Electric depreciation expense

Depreciation expense at the electric segment increased by $0.8 million for the six months ended June 30, 2009, when compared to the same period in the prior year.

Gas Utility Operations - MGE Energy and MGE

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class during each of the periods indicated:

	Revenues			Therms Delivered
(In thousands, except HDD and average rate per therm of retail customer)	Six Months Ended June 30,			Six Months Ended June 30,
	2009	2008	% Change	2009	2008	% Change
Residential	$68,182	$78,945	(13.6)%	59,684	60,912	(2.0)%
Commercial/industrial	50,856	62,410	(18.5)%	62,227	60,769	2.4%
Total retail	119,038	141,355	(15.8)%	121,911	121,681	0.2%
Gas transportation	1,578	1,569	0.6%	20,676	20,243	2.1%
Other revenues	2,237	1,480	51.1%	-	-	-
Total	$122,853	$144,404	(14.9)%	142,587	141,924	0.5%
Heating degree days (normal 4,338)				4,595	4,796	(4.2)%
Average rate per therm of retail customer				$0.976	$1.162	(16.0)%

Gas revenues decreased $21.6 million or 14.9% for the six months ended June 30, 2009. These changes are related to the following factors:

(In millions)
Six months ended June 30, 2009
Gas costs/rates	$(22.6)
Transportation and other effects	0.8
Gas deliveries	0.2
Total	$(21.6)

•

Gas costs/rates. The average retail rate per therm for the six months ended June 30, 2009, decreased 16.0% compared to the same period in 2008. The primary contributor to this decrease is lower natural gas costs.

•

Transportation and other revenues. Transportation and other revenues increased a total of $0.8 million primarily due to an increase in income realized under the GCIM.

Under MGE's GCIM, if actual gas commodity savings and capacity release revenues are above or below a benchmark set by the PSCW, then MGE's gas sales service customers and shareholders share in any increased costs or savings per percentages set by the PSCW. For the six months ended June 30, 2009 and 2008, shareholders received the benefit of $1.9 million and $1.1 million, respectively, from capacity release revenues and commodity savings under the GCIM.

•

Retail gas deliveries. There was a 0.2% increase in retail gas deliveries for the six months ended June 30, 2009.

Cost of gas sold

For the six months ended June 30, 2009, cost of gas sold decreased by $21.8 million, compared to the same period in the prior year. The cost per therm of natural gas decreased 19.3% which resulted in $19.8 million of reduced expense. In addition, a 2.0% decrease in the volume of gas purchased resulted in $2.0 million less expense.

Gas operating and maintenance expenses

Gas operating and maintenance expenses decreased $0.3 million for the six months ended June 30, 2009, compared to the same period a year ago. The decrease is primarily due to less administrative and general expenses.

Other Income (Deductions), Net

Other income (deductions), net for the gas and electric segments increased $1.1 million for the six months ended June 30, 2009 compared to the same period in the prior year. In 2008, the gas utility had expensed a $1.5 million settlement (includes premium) associated with a weather hedge (heating degree collar) as a result of colder-than-normal weather. The gas utility had no weather hedges during 2009. Offsetting this change is a $0.4 million reduction in AFUDC-equity for the six months ended June 30, 2009 compared to the prior year.

Nonregulated Energy Operations - MGE Energy and MGE

Nonregulated energy operating revenues

Operating revenues from nonregulated energy operations increased $0.7 million for the six months ended June 30, 2009, when compared to the same period in the prior year. Operating revenues from nonregulated energy operations for both the six months ended June 30, 2009 and 2008, include $7.4 million in interdepartmental revenues related to a leasing arrangement between MGE and MGE Power West Campus. Upon consolidation, these interdepartmental revenues are eliminated.

MGE also received approval from the PSCW to collect carrying costs expected to be incurred by MGE Power Elm Road during construction of the Elm Road project. MGE estimates that the total carrying costs on the Elm Road project will be $59.0 million. A portion of this amount is being recognized over the period recovered in rates and a portion is being deferred and will be recognized over the period in which the facility is depreciated. For the six months ended June 30, 2009 and 2008, MGE Power Elm Road recognized $4.0 million and $3.3 million, respectively, related to carrying costs on the Elm Road project.

Nonregulated energy interest expense, net

For both the six months ended June 30, 2009 and 2008, interest expense, net at the nonregulated energy operations segment was $1.3 million. Interest expense at the nonregulated energy segment for both the six months ended June 30, 2009 and 2008, includes $1.4 million in interest expense incurred on $50 million of long-term, fixed-rate borrowings at MGE Power West Campus.

Also included in the nonregulated interest expense is interdepartmental interest expense and capitalized interest at MGE Power Elm Road. During the six months ended June 30, 2009 and 2008, MGE Power Elm Road was charged $1.7 million and $2.3 million, respectively, in interest expense by Corporate on funds borrowed for the Elm Road Project. This expense is eliminated upon consolidation for MGE Energy only. The interest expense at MGE Power Elm Road is offset by $1.7 million and $2.3 million, respectively, in capitalized interest.

During both the six months ended June 30, 2009 and 2008, MGE Power Elm Road recorded $0.1 million in interest income on cash advanced to Elm Road Services, LLC for construction of transmission equipment and work done by ATC related to the Elm Road project.

Transmission Investment Operations - MGE Energy and MGE

Transmission investment other income

For the six months ended June 30, 2009 and 2008, other income at the transmission investment segment was $4.0 million and $3.3 million, respectively. The transmission investment segment holds our interest in ATC, and its income reflects our equity in the earnings of ATC.

All Other Nonregulated Operations - MGE Energy

All other interest income, net for both the six months ended June 30, 2009 and 2008, was $1.4 million. Interest income for the six months ended June 30, 2009, represents $1.7 million in interdepartmental interest income from MGE Power Elm Road, partially offset by $0.3 million in interest expense on short-term debt. Interest income for the six months ended June 30, 2008, represents $2.3 million in interdepartmental interest income from MGE Power Elm Road, partially offset by $0.9 million in interest expense on short-term debt. The interdepartmental interest income is eliminated upon consolidation.

Consolidated Other General Taxes

MGE Energy's and MGE's other general taxes increased $0.5 million or 6.2% for the six months ended June 30, 2009, when compared to the same period in 2008, due to increased license fee tax. The annual license fee tax expense is based on the prior year's adjusted operating revenues. Tax rates have not increased.

Consolidated Income Taxes

MGE Energy's effective income tax rate for the six months ended June 30, 2009, is 35.1% compared to 35.7% for the same period in 2008. MGE's effective income tax rate for the six months ended June 30, 2009, is 34.9% compared to 35.6% for the same period in the prior year. The lower tax rates for the six months ended June 30, 2009, are due primarily to an increase in federal tax credits from the production of electricity from wind energy. The tax credit for 2009 is expected to exceed the credit for 2008 mainly due to a full year of generation from the Top of Iowa III wind farm in 2009. In 2008, wind generation occurred for approximately ten months.

Under 2009 Wisconsin Act 2, effective for years beginning on or after January 1, 2009, Wisconsin requires corporations to use combined reporting to compute their Wisconsin income for income tax purposes. Formerly, Wisconsin law required each corporation in a combined group to file separate returns. The effect of the combined reporting statute in Wisconsin is not expected to make any significant changes to the effective income tax rate or the tax accrual.

Noncontrolling Interest, Net of Tax

The noncontrolling interest, net of tax reflects the accounting required for MGE Energy's interest in the WCCF and Elm Road generating projects. MGE Energy owns 100% of MGE Power West Campus and MGE Power Elm Road; however, due to the leasing arrangements for these projects with MGE, the entities are considered VIEs under FIN 46(R) and their results are consolidated with those of MGE, the primary beneficiary of the VIEs. Also included in noncontrolling interest, net of tax is MGE Energy's interest in MGE Transco.

For the six months ended June 30, 2009, MGE Energy (through its wholly owned subsidiary MGE Power) earned $3.8 million and $2.4 million, net of tax, for its interest in MGE Power West Campus and MGE Power Elm Road, respectively. Additionally, MGE Energy earned $0.7 million, net of tax for its interest in MGE Transco. These amounts are recorded as noncontrolling interest expense, net of tax, on MGE's consolidated statement of income.

For the six months ended June 30, 2008, MGE Energy (through its wholly owned subsidiary MGE Power) had earned $3.8 million and $2.1 million, net of tax, for its interest in MGE Power West Campus and MGE Power Elm Road, respectively. Additionally, MGE Energy had earned $0.3 million, net of tax, for its interest in MGE Transco. These amounts are recorded as noncontrolling interest expense, net of tax, on MGE's consolidated statement of income.

Contractual Obligations and Commercial Commitments - MGE Energy and MGE

There were no material changes, other than from the normal course of business, to MGE Energy's and MGE's contractual obligations (representing cash obligations that are considered to be firm commitments) and commercial commitments (representing commitments triggered by future events) during the six months ended June 30, 2009, except as noted below. Further discussion of the contractual obligations and commercial commitments is included in Footnote 9 of this filing and Footnote 18 and "Contractual Obligations and Commercial Commitments for MGE Energy and MGE" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in MGE Energy's and MGE's 2008 Annual Report on Form 10-K.

Columbia Environmental Matters - MGE Energy and MGE

As of June 30, 2009, MGE's share of various contractual commitments with vendors for environmental expenditures at Columbia is estimated to be $0.3 million for the remainder of 2009. These costs are expected to be capitalized and included in the consolidated balance sheet of MGE. See "Environmental Matters - Columbia" below for additional information regarding expected environmental expenditures at Columbia.

Elm Road Construction - MGE Energy and MGE

In December 2008, we received notice from ERS that it had received a letter from Bechtel containing Bechtel's formal claim for schedule and cost relief on the construction of the Elm Road units. Bechtel has asserted two claims for cost and schedule relief in its letter to ERS. Although ERS is in the process of analyzing the claims and its responses to them, it has stated its belief that both claims are without merit. It has also stated its view that the only circumstances and events for which the Elm Road units' owners currently retain price adjustment risk under the contract are force majeure, wage escalation in excess of 4% annually as measured by published wage bulletins, delays caused by ERS, changes in scope or performance requested by ERS, and unforeseen sub-surface ground conditions. ERS has stated that it currently believes Bechtel was fully compensated for any and all impacts of the delayed start as indicated in certain change orders entered into between ERS and Bechtel prior to the start of construction of the Elm Road units. Furthermore, ERS has stated that it does not believe that the contract provides for relief based upon the cumulative impact of change orders. ERS invoked the dispute resolution process provided for in the contract in order to address the claims made by Bechtel under the contract. ERS and Bechtel agreed to combine these issues and Bechtel's claims into one mediation. Mediation was unsuccessful and therefore, both parties submitted the matter to binding arbitration pursuant to the contract. The arbitration is expected to be concluded in 2010. We are unable to predict the results of these claims or their effect on the costs recoverable under the existing facility leases, in the event that the outcome of the claims should cause total construction costs of the Elm Road units to exceed the amounts authorized in the PSCW order. Bechtel fell behind the revised target schedule in moving from construction to start-up, but developed a recovery plan and added resources in an effort to recover lost time. Bechtel has made, and continues to make, significant construction and start-up progress; however, at this time it has not fully kept pace with its revised schedule. See Footnote 6 for additional information regarding the claims made by Bechtel and the ERS response to those claims.

Natural Gas Supply Contracts - MGE Energy and MGE.

MGE has natural gas supply commitments which include market-based pricing. Total natural gas supply commitments are estimated to be $16.9 million for the remainder of 2009, $23.8 million for 2010, and $0.6 million for 2011. Management expects to recover these costs in future customer rates.

Wind Development Rights – MGE Energy.

In June 2009, MGE Energy, through its subsidiary MAGAEL, LLC, entered into agreements to purchase land development rights, including but not limited to land option agreements, electrical interconnection rights, wind data, engineering plans, licenses, permits, and governmental approvals for two wind development rights. An $0.8 million payment related to these agreements was made in 2009. Future payments related to these agreements are estimated to be $1.2 million in 2010, $0.8 million in 2011, $3.2 million in 2012, $0.4 million in 2013, $0.1 million in 2014, $1.7 million in 2015, and $0.4 million in 2016. These wind development rights may potentially be used to develop wind farms in three counties in Iowa with a capacity up to approximately 175 MWs. These agreements do not obligate MGE Energy to construct at these locations in Iowa.

ATC Capital Commitment - MGE Energy and MGE.

On June 18, 2009, MGE Transco elected to participate in a voluntary capital call for ATC. As a result, MGE Transco contributed $0.9 million to ATC in July 2009. The amount and timing of future voluntary capital calls is uncertain and primarily dependent on the operations and expansion of ATC.

Credit Facilities - MGE Energy and MGE

On March 31, 2009, MGE amended its existing credit agreement dated August 29, 2008, with JPMorgan Chase Bank, N.A., as lender, which provides MGE with a $20 million committed credit facility. The principal purpose of the amendment was to extend the expiration date of the original agreement from March 31, 2009, to March 30, 2010. The credit facility continues to be used as a backup facility to MGE's commercial paper program. As of June 30, 2009, no borrowings were outstanding under the credit facility. The amendment also changed the interest rate provisions of the original agreement. As amended, borrowings under the credit facility may bear interest at either (i) a LIBOR-based rate for an applicable interest period, plus 1.50% or (ii) an Alternate Base Rate, plus 1%. The Alternate Base Rate is defined as the greater of (1) JPMorgan Chase Bank, N.A.'s prime rate, (2) the Federal Funds Effective Rate (as defined in the original agreement) plus 0.50% and (3) the one-month LIBOR-based rate plus 1%. The amendment also changed the non-use fee to 0.150% per annum on the unused commitment under the credit facility.

Liquidity and Capital Resources

Cash Flows

The following summarizes cash flows during the six months ended June 30, 2009 and 2008, respectively:

	MGE Energy		MGE
(In thousands)	2009	2008	2009	2008
Cash provided by/(used for):
Operating activities	$82,644	$62,519	$82,467	$62,696
Investing activities	(37,513)	(61,789)	(36,484)	(61,798)
Financing activities	(40,888)	947	(41,371)	477

Cash Provided by Operating Activities

MGE Energy

MGE Energy's consolidated net cash provided by operating activities is derived mainly from the electric and gas operations of its principal subsidiary, MGE.

Cash provided by operating activities for the six months ended June 30, 2009, was $82.6 million, an increase of $20.1 million when compared to the same period in the prior year primarily due to working capital changes.

MGE Energy's net income increased $0.5 million for the six months ended June 30, 2009, when compared to the same period in the prior year.

Deferred taxes increased $2.8 million for the six months ended June 30, 2009, compared to the six months ended June 30, 2008, primarily due to bonus tax depreciation allowed for Federal income tax purposes on certain property placed in service during 2009, as a result of the American Recovery and Reinvestment Act of 2009.

Working capital accounts resulted in $33.9 million in cash provided by operating activities for the six months ended June 30, 2009, compared to $15.2 million in cash provided by operating activities during the same period in the prior year. The increase in cash provided by working capital accounts is primarily attributable to lower accounts receivable and unbilled revenues balances.

Pension contribution resulted in an additional $2.2 million in cash used by operating activities for the six months ended June 30, 2009 when compared to the same period in the prior year. These contributions were made to comply with the Employee Retirement Income Security Act (ERISA) and the Pension Protection Act of 2006, and additional contributions were at management's discretion.

MGE

Cash provided by operating activities for the six months ended June 30, 2009, was $82.5 million, an increase of $19.8 million when compared to the same period in the prior year primarily due to working capital changes.

Net income increased $0.6 million for the six months ended June 30, 2009, when compared to the same period in the prior year.

Deferred taxes increased $2.8 million for the six months ended June 30, 2009, compared to the six months ended June 30, 2008, primarily due to bonus tax depreciation allowed for Federal income tax purposes on certain property placed in service during 2009, as a result of the American Recovery and Reinvestment Act of 2009.

Working capital accounts resulted in $33.8 million in cash provided by operating activities for the six months ended June 30, 2009, compared to $15.4 million in cash provided by operating activities during the same period in the prior year. The increase in cash provided by working capital accounts is primarily attributable to lower accounts receivable and unbilled revenues balances.

Pension contribution resulted in an additional $2.2 million in cash used by operating activities for the six months ended June 30, 2009 when compared to the same period in the prior year. These contributions were made to comply with the Employee Retirement Income Security Act (ERISA) and the Pension Protection Act of 2006, and additional contributions were at management's discretion.

Cash Used for Investing Activities

MGE Energy

MGE Energy's cash used for investing activities decreased $24.3 million for the six months ended June 30, 2009, when compared to the same period in the prior year.

Capital expenditures for the six months ended June 30, 2009, were $34.8 million. This amount represents a $26.4 million decrease from the expenditures made in the same period in the prior year. This decrease is related to lower construction activity of $21.1 million related to Elm Road and a $7.0 million decrease of capital expenditures due to the completion in February 2008 of the Top of Iowa III wind generation project. These decreases were partially offset by an increase of $1.7 million in other utility capital expenditures.

During the six months ended June 30, 2009, MGE Transco made cash capital contributions, funded by MGE Energy, of $1.6 million to ATC compared to $1.3 million during the six months ended June 30, 2008.

MGE

MGE's cash used for investing activities decreased $25.3 million for the six months ended June 30, 2009, when compared to the same period in the prior year.

Capital expenditures for the six months ended June 30, 2009, were $34.8 million. This amount represents a $26.4 million decrease from the expenditures made in the same period in the prior year. This decrease is related to lower construction activity of $21.1 million related to Elm Road and a $7.0 million decrease of capital expenditures due to the completion in February 2008 of the Top of Iowa III wind generation project. These decreases were partially offset by an increase of $1.7 million in other utility capital expenditures.

During the six months ended June 30, 2009, MGE Transco made cash capital contributions of $1.6 million to ATC compared to $1.3 million during the six months ended June 30, 2008.

Cash (Used for) Provided by Financing Activities

MGE Energy

Cash used for MGE Energy's financing activities was $40.9 million for the six months ended June 30, 2009, compared to $0.9 million of cash provided by MGE Energy's financing activities for the six months ended June 30, 2008.

MGE Energy received $6.3 million and $7.6 million in cash proceeds as the result of stock issued pursuant to the Stock Plan during the six months ended June 30, 2009 and 2008, respectively.

As of June 1, 2009, MGE Energy is purchasing stock for its Stock Plan from the open market rather than issuing new shares. All MGE Energy common stock shares under the Stock Plan are sold pursuant to a registration statement that has been filed with the SEC and is currently effective.

For the six months ended June 30, 2009, dividends paid were $16.7 million compared to $15.7 million for same period in the prior year. This increase was a result of higher dividend per share ($0.723 vs. $0.710) and an increase in the number of shares outstanding.

For the six months ended June 30, 2009, net short-term debt repayments were $30.5 million compared to net short-term borrowings of $9.0 million for the same period in the prior year.

MGE

During the six months ended June 30, 2009, cash used for MGE's financing activities was $41.4 million compared to $0.5 million of cash provided by MGE's financing activities in the same period in the prior year.

For the six months ended June 30, 2009, net short-term debt repayments were $34.5 million compared to $18.0 million for the same period in the prior year.

Dividends paid from MGE to MGE Energy were $6.4 million for the six months ended June 30, 2009. No cash dividends were paid from MGE to MGE Energy for the six months ended June 30, 2008.

Equity contributions received by noncontrolling interest decreased $23.2 million as a result of MGE Power Elm Road requiring less funding for construction of property, plant and equipment.

Capitalization Ratios

MGE Energy's capitalization ratios were as follows:

	MGE Energy
	June 30, 2009	Dec. 31, 2008
Common shareholders' equity	57.4%	54.7%
Long-term debt	31.7%	31.1%
Short-term debt	10.9%	14.2%

MGE Energy's and MGE's Capital Requirements

As of June 30, 2009, MGE Energy had a working capital deficit (current liabilities exceeded current assets). This deficit is in part due to MGE Energy funding a portion of its capital commitments for the Elm Road project with short-term debt. MGE Energy intends to fund future capital commitments for the Elm Road project with funds generated from normal operations, the issuance of long-term debt, and short-term debt.

MGE Energy's and MGE's liquidity are primarily affected by their capital requirements. During the six months ended June 30, 2009, capital expenditures for MGE Energy and MGE totaled $34.8 million, which included $9.4 million of capital expenditures for Elm Road and $25.2 million of capital expenditures for utility operations.

The following table shows MGE's current credit ratings. The ratings presented reflect the current views of these rating agencies and are subject to change. MGE Energy is not yet rated because it has not issued any debt securities.

	Standard & Poor's	Moody's
First Mortgage Bonds	AA-	Aa2
Unsecured Medium Term Notes	AA-	Aa3
Commercial Paper	A1+	P1

A security rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. MGE's access to the capital markets, including the commercial paper market and its financing costs in those markets, is dependent on its securities' ratings. None of MGE's borrowings is subject to default or prepayment due to downgrading of securities' ratings, although such a down grading could increase fees and interest charges under MGE Energy's and MGE's credit facilities.

Environmental Matters

The following discussion is limited to updates or developments in environmental matters that occurred during the six months ended June 30, 2009. Further discussion of environmental matters is included in MGE Energy's and MGE's 2008 Annual Report on Form 10-K.

Columbia

MGE and two other utilities jointly own Columbia, a coal-fired generating facility, which accounts for 225 MW (29%) of MGE's net generating capability. Various environmental initiatives are expected to result in significant additional operating and capital expenditures at Columbia. In April 2009, the owners filed a Certificate of Authority with the PSCW requesting authorization of an emissions reduction project. The operator's current estimates show that MGE's share of the capital expenditures required to comply with this environmental initiative will be approximately $140 million. According to the current estimate, compliance with this project is also expected to result in an increase to Columbia's ongoing operating expenses. MGE expects that the costs pertaining to this project will be fully recoverable through rates.

Vacatur of CAMR and the Development of Maximum Achievable Control Standards for Electric Utilities

On February 9, 2009, the Justice Department, on behalf of the EPA, asked the U.S. Supreme Court to dismiss EPA's request (petition for certiorari) that the Court review the D.C. Circuit Court's vacatur of the Clean Air Mercury Rule (CAMR). This withdrawal paves the way for the EPA to develop Maximum Achievable Control Technology (MACT) standards for electric utilities. It is unclear at this time how quickly MACT standards will be created for electric utilities and how they will affect MGE's operations, however, earlier versions of the MACT rule for electric utilities focused on mercury emissions from electric utilities that burned oil and coal for distribution in commerce. The implementation of the MACT standards will likely affect our facilities that burn coal and oil, however, we are uncertain of the exact cost at this time.

Global Climate Change Developments

EPA's Determination of Endangerment from Greenhouse Gases

On April 17, 2009, the EPA published a proposed finding that greenhouse gases ("GHGs") in the atmosphere endanger the public health and welfare of current and future generations. EPA further proposed finding that emission of these substances from new motor vehicles are contributing to this endangerment. Although EPA states that finalizing these findings will not in and of itself impose requirements on electric generating utilities, this endangerment finding would be the first step toward regulating GHGs from electric generating facilities under the Clean Air Act. At this time we cannot predict the likelihood nor the effect of such regulation on our generating facilities. MGE is already addressing its GHGs through voluntary actions, and MGE will continue to monitor proposed GHG legislation and regulatory developments.

EPA Rule on Greenhouse Gas Reporting

On March 10, 2009, the EPA signed the proposed mandatory GHG reporting rule (published in the Federal Register on April 10, 2009). The proposed rule requires reporting in 2011for emissions in 2010 from (1) specific source categories regardless of emissions levels (including MGE business activities such as electric production, fuel combustion, and propane and natural gas storage), and (2) facilities not specifically listed as source categories that emit 25,000 metric tons of GHG emissions (in carbon dioxide equivalents) per year. The proposed rule will require reporting of six GHG emission categories: carbon dioxide (CO2), methane (CH4), nitrous oxide (N2O), hydrofluorocarbons (HFC), perfluorocarbons (PFC), sulfur hexafluoride (SF6), and other fluorinated gases. The proposed rule has not been finalized so it is difficult to assess at this time the exact impact on MGE. However, Wisconsin has already required larger electric generation facilities to report CO2 emissions for several years.

Proposed Climate Change Legislation

On June 26, 2009, the U.S. House of Representatives passed the American Clean Energy and Security Act of 2009 ("ACESA"). The proposed legislation has several titles that would collectively impact virtually all aspects of the economy, including electric and natural gas utilities.

The proposed legislation includes: (1) a "clean energy" title that, among other things, creates a nationwide combined efficiency and renewable electricity standard that requires 6 percent efficiency/renewables by 2012 increasing to 20 percent by 2020 and calls for increased research and development; (2) an "energy efficiency" title that increases energy efficiency across all sectors of the economy, including buildings, appliances, transportation, and industry; (3) a "global warming" title that calls for a cap-and-trade program that would reduce U.S. emissions of greenhouse gases economy-wide by 3 percent below 2005 levels in 2012, 20 percent below 2005 levels by 2020 and 83% below 2005 levels by 2050 and provides a methodology for distributing allowances to covered entities; and (4) a "transitioning" title that seeks to promote green jobs during the transition to a clean energy economy.

The U.S. Senate is considering proposed legislation. Any legislation passed by the Senate would need to be reconciled with the House legislation and signed by the President before it would become law.

MGE is a producer of GHG emissions, primarily from the fossil fuel generating facilities it utilizes to meet customers' energy needs, as well as from its natural gas pipeline system and fleet vehicles. Climate change and the regulatory response to it could significantly affect our operations in a number of ways, including but not limited to, increased operating costs and capital expenditures, restrictions on energy supply options, permitting difficulties and emission limits. However, the financial consequences of this compliance cannot be determined until final legislation is passed. MGE management would expect to seek and receive rate recovery of such compliance costs, yet the probability and specific impact of such regulation cannot be reasonably estimated at this time. MGE will continue to monitor proposed climate change legislation and regulation.

Restructuring Activities

On January 19, 2006, MGE announced a plan, subject to certain conditions, that includes discontinuing coal use by the end of 2011 at Blount. The plant will continue to run on natural gas but will be reduced from its current approximate 190 MW capacity to 100 MW when coal burning is discontinued. MGE determined that certain employee positions will be eliminated as a result of this exit plan.

In March 2009, MGE received notification from MISO that in order to meet national electric system reliability standards, MGE will need to keep Blount available at full capacity until MISO declares that the 90 MW are no longer needed for system reliability. To comply with the MISO directive, MGE will delay plans for retiring 90 MW of generation equipment at Blount. The transition from burning coal to burning only natural gas will still occur by the end of 2011. After 2011, the entire plant will be operated exclusively on natural gas. MGE will be working with MISO to develop a detailed agreement for this continued operation, which among other things will include a mechanism for cost recovery. MGE management will also begin working on an implementation plan.

MGE has entered into agreements providing severance benefits to employees affected by the exit plan. In May 2009, renegotiated union agreements were ratified and resulted in changes to the involuntary and voluntary severance benefits. Estimated benefits expected to be paid are as follows: $0.1 million in 2010, $0.8 million in 2011, and $0.4 million in 2013.

MGE will recover in rates the costs associated with the discontinuance of coal at Blount. As such, the severance charges for these employees have been deferred and recognized on the consolidated balance sheet of MGE Energy and MGE as a regulatory asset.

Other Regulatory Matters

Fuel Credit

In April 2009, MGE filed an application with the PSCW requesting a proposed credit of $0.00204 per kWh, due to a decrease in actual electric fuel costs, when compared to those fuel costs projected in MGE's most recent rate order. MGE estimates this credit would reduce electric revenues by $4.6 million for 2009. This credit is based upon newly computed annual average fuel costs for 2009, using actual fuel costs for January, February and March and revised forecasts for April through December 2009. In May 2009, the PSCW approved the interim order authorizing MGE to implement the proposed credit, subject to refund with interest at 10.8% effective May 9, 2009 until the final PSCW order.

Rate filing

In April 2009, MGE filed an application with the PSCW requesting a 4.5% increase to electric rates and a 2.3% increase to gas rates for 2010. The proposed increases cover costs for MGE's share of the new Elm Road generating station, transmission reliability enhancements, as well as infrastructure additions to its gas delivery system.

New Accounting Principles

See Footnote 15 for discussion of new accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

MGE Energy and MGE are potentially exposed to market risk associated with interest rates, commodity prices, weather, and equity returns. MGE currently has no exposure to foreign currency risk. MGE manages some risk exposure through risk management policies and the use of derivative instruments. MGE's risk management policy prohibits speculative trading transactions. The recent uncertainty in the capital and credit markets has adversely affected the United States and global economies. Additional detail can be found in the Management Discussion and Analysis section of MGE Energy's and MGE's 2008 Annual Report on Form 10-K under " Recent Developments in the Capital and Credit Markets."

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

MGE may also be impacted by extreme weather conditions. Such conditions may restrict the operation of, or may damage, operating assets or may negatively impact the price of commodity and other costs.

A summary of actual weather information in the utility segment's service territory during the three and six months ended June 30, 2009, as measured by degree days, may be found in results of operations in this Report.

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

MGE's electric operations burn natural gas in several of its peaking power plants or as a supplemental fuel at several coal-fired plants and, in many cases, the cost of purchased power is tied to the cost of natural gas. MGE bears significant regulatory risk for the recovery of such fuel and purchased power costs when they are higher than the base rate established in its current rate structure.

Under the electric fuel rules, MGE would be required to make a refund to customers if the fuel rules costs fall outside the lower end of the range and would be allowed to request a surcharge if the fuel rules costs exceeded the upper end of the range. The range is defined by the PSCW and has been modified throughout the years based on market conditions and other relevant factors. Currently, MGE is subject to a plus or minus 2% range. MGE assumes the risks and benefits of variances that are within the 2% bandwidth. For 2009, fuel and purchased power costs included in MGE's base fuel rates are $123.2 million. See Footnote 13.b. for additional information. MGE's gas segment is governed by the purchased gas adjustment clause (PGA). Under the PGA, MGE is able to pass through to customers the cost of gas, subject to certain limited incentives. Under both the electric fuel rules and PGA clause, MGE may include in the cost of fuel (natural gas or power) the costs and benefits of fuel price risk management tools implemented under the risk management plan approved by the PSCW.

MGE also reduces price risk caused by market fluctuations via physical contracts and financial derivative contracts, including futures, swaps, options, forwards, and other contractual commitments. The maximum length of time over which cash flows related to energy commodities can be hedged is two years.

At June 30, 2009, MGE has financial gas and electric commodity contracts to hedge commodity price risk in the gas and electric segments. These contracts are primarily comprised of exchange-traded option and future contracts to manage the cost of gas. MGE also holds FTRs which are used to hedge the risk of increased congestion charges. At June 30, 2009, the cost basis of these instruments exceeded their fair value by $7.8 million. Under the PGA clause and electric fuel rules, MGE may include in the costs of fuel (natural gas or power) the costs and benefits of the aforementioned fuel price risk management tools. Because these costs/benefits are recoverable, the related unrealized loss/gain has been deferred on the balance sheet as a regulatory asset/liability.

During 2009, MGE has also entered into futures and basis swaps to take advantage of physical and financial arbitrage opportunities between supply basins and pricing spreads between future months' gas supply. Until thresholds have been achieved, ratepayers receive 100% of the benefits or loss from these deals. If certain thresholds are achieved, MGE shareholders have the ability to receive 40% of the benefits or loss from these deals whereas ratepayers have the ability to receive 60% of the benefits or loss from these deals. At June 30, 2009, the fair value of these instruments exceeded their cost basis by less than $0.1 million.

MGE has also entered into a ten-year purchased power agreement which provides MGE with firm capacity and energy beginning June 1, 2012, and ending on May 31, 2022 (the "base term"). The agreement also allows MGE the option to purchase power during a period of time preceding the base term as well as an option to extend the contract after the base term. The agreement is a derivative contract and is recognized at its fair value on the balance sheet. The fair value of the contract at June 30, 2009, reflects a loss position of $9.6 million.

Interest Rate Risk

Both MGE Energy and MGE have short-term borrowings at varying interest rates. MGE issues commercial paper for its short-term borrowings, while MGE Energy draws from its current credit facility to meet its short-term borrowing needs. Borrowing levels vary from period to period depending upon capital investments and other factors. Future short-term interest expense and payments will reflect both future short-term interest rates and borrowing levels. MGE Energy and MGE manage interest rate risk by limiting their variable rate exposure and continually monitoring the effects of market changes on interest rates. MGE is not exposed to changes in interest rates on a substantial portion of its long-term debt until that debt matures and is refinanced at market rates.

Equity Price Risk - Pension-Related Assets

MGE currently funds its liabilities related to employee benefits through trust funds. These funds, which include investments in debt and equity securities, are managed by various investment managers. Changes in market value of these investments can have an impact on the future expenses related to these liabilities. The value of employee benefit plans trusts' assets have increased in value by approximately 5% during the six months ended June 30, 2009.

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

Additionally, if a counterparty were to default and MGE were to liquidate all contracts with that entity, MGE's credit loss would include the loss in value of mark-to-market contracts; the amount owed for settled transactions; and additional payments, if any, to settle unrealized losses on accrual contracts. As of June 30, 2009, no counterparties have defaulted.

MGE is obligated to provide service to all electric and gas customers within its respective franchised territories. MGE's franchised electric territory includes a 316 square-mile area in Dane County, Wisconsin, and MGE's franchised gas territory includes a service area covering 1,631 square miles in Wisconsin. Based on results for the year ended December 31, 2008, no one customer constituted more than 9% of total operating revenues for MGE Energy and MGE. Credit risk for electric and gas is managed by MGE's credit and collection policies, which are consistent with state regulatory requirements.

Cash, cash equivalents, and customer accounts receivable are the financial instruments that potentially subject MGE Energy and MGE to concentrations of credit risk. MGE Energy and MGE place their cash and cash equivalents with high credit-quality financial institutions. MGE has limited concentrations of credit risk from customer accounts receivable because of the large number of customers and relatively strong economy in its service territory.

Item 4. Controls and Procedures.

During the second quarter of 2009, MGE Energy's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to MGE Energy, including its subsidiaries, is accumulated and made known to MGE Energy's management, including these officers, by other employees of MGE Energy and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, MGE Energy does not control or manage certain of its unconsolidated entities and thus, its access and ability to apply its procedures to those entities is more limited than is the case for its consolidated subsidiaries.

As of June 30, 2009, MGE Energy's principal executive officer and the principal financial officer concluded that its disclosure controls and procedures were effective to accomplish their objectives. MGE Energy intends to continually strive to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

During the quarter ended June 30, 2009, there were no changes in MGE Energy's internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, MGE Energy's internal control over financial reporting.

Item 4T. Controls and Procedures.

During the second quarter of 2009, MGE's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to MGE, including its subsidiaries, is accumulated and made known to MGE's management, including these officers, by other employees of MGE and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, MGE does not control or manage certain of its unconsolidated entities and thus, its access and ability to apply its procedures to those entities is more limited than is the case for its consolidated subsidiaries.

As of June 30, 2009, MGE's principal executive officer and the principal financial officer concluded that its disclosure controls and procedures were effective to accomplish their objectives. MGE intends to continually strive to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

During the quarter ended June 30, 2009, there were no changes in MGE's internal control over financial reporting that materially affected, or are reasonable likely to materially affect, MGE's internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

MGE Energy and MGE

MGE Energy and MGE from time to time are involved in various legal proceedings that are handled and defended in the ordinary course of business. While MGE Energy and MGE are unable to predict the outcome of these matters, management does not believe, based upon currently available facts, that the ultimate resolution of any of such proceedings would have a material adverse effect on their overall financial condition or results of operations except as disclosed in MGE Energy's and MGE's 2008 Annual Report on Form 10-K.

Also see Footnote 6a, 9a and 9c for a description of several proceedings involving MGE.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs*
April 1-30, 2009	-	-	-	-
May 1-31, 2009	-	-	-	-
June 1-30, 2009	84,000	$32.60	-	-
Total	84,000	$32.60	-	-

* Under the Stock Plan, common stock shares deliverable to plan participants may be either newly issued shares or shares purchased on the open market, as determined from time to time by MGE Energy. In June 2009, MGE Energy switched to using open market purchases to provide shares to meet obligations to participants in the Stock Plan. The shares are purchased on the open market through a securities broker-dealer and then are re-issued under the Stock Plan as needed to meet share delivery requirements. The volume and timing of share repurchases in the open market depends upon the level of dividend reinvestment and optional share purchases being made from time to time by plan participants. As a result, there is no specified maximum number of shares to be repurchased and no specified termination date for the repurchases. All shares issued through the Stock Plan, whether newly issued or reissued following open market purchases, are issued and sold pursuant to a registration statement that was filed with the SEC and is currently effective.

Item 4. Submission of Matters to a Vote of Security Holders.

MGE Energy's Annual Meeting of Shareholders was held on May 19, 2009, in Middleton, Wisconsin. Listed below are the nominees for Class II Directors and the results of the voting.

	Class II Directors - Term Expiring in 2012
	John R. Nevin	H. Lee Swanson	Gary J. Wolter
For Votes	18,047,947	17,995,591	18,004,375
Withhold Authority	485,075	537,431	528,647
Shares Not Voted	4,438,695	4,438,695	4,438,695

No votes were cast for any other nominee. The directors continuing in office are:

Class I Directors	Class III Directors
Term Expires in 2011	Term Expires in 2010
Londa J. Dewey	Frederic E. Mohs
Regina M. Millner	F. Curtis Hastings
Thomas R. Stolper

Director Richard E. Blaney announced his retirement from the board at the May 19 meeting.

Shareholders ratified the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for 2009. With respect to the ratification of the selection of PricewaterhouseCoopers LLP to act as our independent registered public accounting firm, shareholders voted:

Voted	Shares
For	18,155,202
Against	181,931
Abstained	195,889
Shares Not Voted	4,438,695
Total	22,971,717

Item 6. Exhibits.

12

Statement regarding computation of ratio of earnings to fixed charges for Madison Gas and Electric Company.

Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed by the following officers for the following companies:

31.1

Filed by Gary J. Wolter for MGE Energy, Inc.

31.2

Filed by Jeffrey C. Newman for MGE Energy, Inc.

31.3

Filed by Gary J. Wolter for Madison Gas and Electric Company

31.4

Filed by Jeffrey C. Newman for Madison Gas and Electric Company

Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) as to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed by the following officers for the following companies:

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

MGE ENERGY, INC.

Date: August 6, 2009	/s/ Gary J. Wolter
Gary J. Wolter Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: August 6, 2009	/s/ Jeffrey C. Newman
Jeffrey C. Newman Vice President, Chief Financial Officer, Secretary and Treasurer (Chief Financial and Accounting Officer)

Signatures - Madison Gas and Electric Company

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MADISON GAS AND ELECTRIC COMPANY

Date: August 6, 2009	/s/ Gary J. Wolter
Gary J. Wolter Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: August 6, 2009	/s/ Jeffrey C. Newman
Jeffrey C. Newman Vice President, Chief Financial Officer, Secretary and Treasurer (Chief Financial and Accounting Officer)