Form 10-K
period 2009-12-31
MGE ENERGY INC
filed 2010-02-25
CIK 1161728

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended:

December 31, 2009

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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrants have submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files): Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

	Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer	Smaller Reporting Company
MGE Energy, Inc.	X
Madison Gas and Electric Company			X

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

MGE Energy, Inc.	Yes [ ] No [X]
Madison Gas and Electric Company	Yes [ ] No [X]

The aggregate market value of the voting and nonvoting common equity held by nonaffiliates of each registrant as of June 30, 2009, was as follows:

MGE Energy, Inc.	$772,862,396
Madison Gas and Electric Company	$0

The number of shares outstanding of each registrant's common stock as of February 1, 2010, were as follows:

MGE Energy, Inc.	23,113,638
Madison Gas and Electric Company	17,347,894

DOCUMENTS INCORPORATED BY REFERENCE

Portions of MGE Energy, Inc.'s definitive proxy statement to be filed on or before March 24, 2010, relating to its annual meeting of shareholders, are incorporated by reference into Part III of this annual report on Form 10-K.

Madison Gas and Electric Company meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore omitting (i.) the information otherwise required by Item 601 of Regulation S-K relating to a list of subsidiaries of the registrant as permitted by General Instruction (I)(2)(b), (ii.) the information otherwise required by Item 6 relating to Selected Financial Data as permitted by General Instruction (I)(2)(a), (iii.) the information otherwise required by Item 10 relating to Directors and Executive Officers as permitted by General Instruction (I)(2)(c), (iv.) the information otherwise required by Item 11 relating to executive compensation as permitted by General Instruction (I)(2)(c), (v.) the information otherwise required by Item 12 relating to Security Ownership of Certain Beneficial Owners and Management as permitted by General Instruction (I)(2)(c), and (vi.) the information otherwise required by Item 13 relating to Certain Relationships and Related Transactions as permitted by General Instruction (I)(2)(c).

Table of Contents

Filing Format

4

Forward-Looking Statements

4

Where to Find More Information

4

Definitions, Abbreviations, and Acronyms Used in the Text and Notes of this Report

5

PART I.

7

Item 1. Business.

7

Item 1A. Risk Factors.

18

Item 1B. Unresolved Staff Comments.

22

Item 2. Properties.

22

Item 3. Legal Proceedings.

23

Item 4. Submission of Matters to a Vote of Security Holders.

23

PART II.

24

Item 5. Market for Registrants' Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Item 6. Selected Financial Data.

27

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

28

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

54

Item 8. Financial Statements and Supplementary Data.

57

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

117

Item 9A. Controls and Procedures.

117

Item 9B. Other Information.

117

PART III.

118

Item 10. Directors, Executive Officers, and Corporate Governance.

118

Item 11. Executive Compensation.

118

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

118

Item 13. Certain Relationships and Related Transactions, and Director Independence.

118

Item 14. Principal Accounting Fees and Services.

119

PART IV.

120

Item 15. Exhibits and Financial Statement Schedules.

120

Signatures - MGE Energy, Inc.

129

Signatures - Madison Gas and Electric Company

130

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

Forward-Looking Statements

This report, and other documents filed by MGE Energy and MGE with the Securities and Exchange Commission (SEC) from time to time, contain forward-looking statements that reflect management's current assumptions and estimates regarding future performance and economic conditions—especially as they relate to future load growth, revenues, expenses, capital expenditures, financial resources, regulatory matters, and the scope and expense associated with future environmental regulation. These forward-looking statements are made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Words such as "believe," "expect," "anticipate," "estimate," "could," "should," "intend," and other similar words generally identified forward-looking statements. Both MGE Energy and MGE caution investors that these forward-looking statements are subject to known and unknown risks and uncertainties that may cause actual results to differ materially from those projected, expressed, or implied.

The factors that could cause actual results to differ materially from the forward-looking statements made by a registrant (a) include those factors discussed in Item 1A. Risk Factors, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8. Financial Statements and Supplementary Data, and (b) other factors discussed in filings made by that registrant with the SEC.

Readers are cautioned not to place undue reliance on these forward-looking statements, which apply only as of the date of this report. MGE Energy and MGE undertake no obligation to publicly release any revision to these forward-looking statements to reflect events or circumstances after the date of this report.

Where to Find More Information

The public may read and copy any reports or other information that MGE Energy and MGE file with the SEC at the SEC's public reference room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. These documents are also available to the public from commercial document retrieval services, the website maintained by the SEC at http://www.sec.gov, MGE Energy's website at http://www.mgeenergy.com, and MGE's website at http://www.mge.com. Copies may be obtained from our websites free of charge. Information contained on MGE Energy's and MGE's websites shall not be deemed incorporated into, or to be a part of, this report.

Definitions, Abbreviations, and Acronyms Used in the Text and Notes of this Report

Abbreviations, acronyms, and definitions used in the text and notes of this report are defined below.

ACESA	American Clean Energy and Security Act of 2009
AFUDC	Allowance for Funds Used During Construction
Alliant	Alliant Energy Corporation
ANR	ANR Pipeline Company
ARO	Asset Retirement Obligation
ASM	Ancillary Services Market
ATC	American Transmission Company LLC
BACT	Best Available Control Technology
BART	Best Available Retrofit Technology
Bechtel	Bechtel Power Corporation
Blount	Blount Station
CAA CAIR	Clean Air Act Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
CAVR	Clean Air Visibility Rule
CO2	Carbon Dioxide
Codification	Financial Accounting Standards Board Accounting Standards Codification
Columbia	Columbia Energy Center
cooling degree days	Measure of the extent to which the average daily temperature is above 65 degrees Fahrenheit, which is considered an indicator of possible increased demand for energy to provide cooling
CWDC	Central Wisconsin Development Corporation
DOE Dth	U.S. Department of Energy Dekatherms
EEI	Edison Electric Institute
Elm Road Units	Elm Road Generating Station
EPA	United States Environmental Protection Agency
ERISA	Employee Retirement Income Security Act
ERS	Elm Road Services, LLC
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIP	Federal Implementation Plan
FTR	Financial Transmission Rights
GAAP	Generally Accepted Accounting Principles
GCIM	Gas Cost Incentive Mechanism
GHG	Greenhouse Gas
HAPs heating degree days (HDD)

Hazardous Air Pollutants

Measure of the extent to which the average daily temperature is below 65 degrees Fahrenheit, which is considered an indicator of possible increased demand for energy to provide heating

ICI Boilers ICR ICF interconnection agreement	Industrial, Commercial, or Institutional Boilers Information Collection Request Insurance Continuance Fund Generation-Transmission Interconnection Agreement
IRS	Internal Revenue Service
kV	Kilovolt
kVA	Kilovolt Ampere
kWh	Kilowatt-hour
LIBOR	London Inter Bank Offer Rate
LIFO	Last-in-first-out pricing
M34 MACT	West Marinette Combustion Turbine Maximum Achievable Control Technology
MAGAEL	MAGAEL, LLC
MGE	Madison Gas and Electric Company
MGE Construct	MGE Construct LLC

MGE Energy	MGE Energy, Inc.
MGE Power	MGE Power LLC
MGE Power Elm Road	MGE Power Elm Road, LLC
MGE Power West Campus	MGE Power West Campus, LLC
MGE Transco	MGE Transco Investment LLC
MISO	Midwest Independent System Operator (a regional transmission organization)
Moody's	Moody's Investors Service, Inc.
MRO	Midwest Reliability Organization
MW	Megawatt
MWh	Megawatt-hour
NAAQS	National Ambient Air Quality Standards
Nasdaq	The Nasdaq Stock Market
NERC	National Electric Reliability Council
NNG	Northern Natural Gas Company
NO2	Nitrogen Oxide
NOV NOx	Notice of Violation Nitrogen Oxide
NR	Natural Resources
NSR NSPS	New Source Review New Source Performance Standards
NYMEX	New York Mercantile Exchange
NYSE	New York Stock Exchange
OPRB PGA	Other Pension Related Benefits Purchased Gas Adjustment clause
PJM	PJM Interconnection, LLC (a regional transmission organization)
PM	Particulate Matter
PPA	Purchased power agreement
PSCW	Public Service Commission of Wisconsin
PSD	Prevention of Significant Deterioration
RE	Regional Entities
REC	Renewable Energy Credit
RFC	Reliability First Corporation
RTO	Regional Transmission Organization
SEC	Securities and Exchange Commission
SIP	State Implementation Plan
SO2	Sulfur Dioxide
Standard & Poor's	Standard & Poor's Ratings Group, a division of McGraw-Hill Companies
the State	State of Wisconsin
Stock Plan	Direct Stock Purchase and Dividend Reinvestment Plan of MGE Energy
UW	University of Wisconsin at Madison
VIE	Variable Interest Entity
WCCF	West Campus Cogeneration Facility
WDNR	Wisconsin Department of Natural Resources
WEPCO	Wisconsin Electric Power Company
Working capital	Current assets less current liabilities
WPDES	Wisconsin Pollutant Discharge Elimination System
WPL	Wisconsin Power and Light Company
WPSC	Wisconsin Public Service Corporation
WRERA	Worker, Retiree and Employer Recovery Act of 2008

PART I.

Item 1. Business.

MGE Energy operates in the following business segments:

•

Electric utility operations – generating, purchasing, and distributing electricity through MGE.

•

Gas utility operations – purchasing and distributing natural gas through MGE.

•

Nonregulated energy operations – constructing, owning, and leasing new electric generating capacity that will assist MGE through MGE Energy's wholly owned subsidiaries MGE Power Elm Road and MGE Power West Campus.

•

Transmission Investments – investing in ATC, a company engaged in the business of providing electric transmission services.

•

All Other – investing in companies and property which relate to the regulated operations, financing the regulated operations, or providing construction services to the other subsidiaries through its wholly owned subsidiaries MGE Construct, MAGAEL and CWDC, and Corporate functions.

MGE's utility operations represent a majority of the assets, liabilities, revenues, expenses, and operations of MGE Energy. MGE Energy's nonregulated energy operations currently include an undivided interest in the assets of the West Campus Cogeneration Facility and an undivided 8.33% ownership interest in the Elm Road Units in Oak Creek, Wisconsin.

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

Electric Utility Operations

MGE distributes electricity in a service area covering a 316 square-mile area of Dane County, Wisconsin. The service area includes the city of Madison, Wisconsin. It owns or leases ownership interests in electric generation facilities located in Wisconsin and Iowa.

At December 31, 2009, MGE supplied electric service to approximately 138,000 customers, with approximately 89% located in the cities of Fitchburg, Madison, Middleton, and Monona and 11% in adjacent areas. Of the total number of customers, approximately 86% were residential and 14% were commercial or industrial. Electric revenues for 2009, 2008, and 2007 were comprised of the following:

	Twelve Months Ended December 31,
	2009	2008	2007
Residential	33.0%	33.9%	33.8%
Commercial	53.0%	54.0%	51.9%
Industrial	5.1%	5.6%	5.4%
Public authorities (including the UW)	9.3%	9.2%	8.0%
Other utilities and other*	(0.4)%	(2.7)%	0.9%
Total	100.0%	100.0%	100.0%

*See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations, Electric Utility Operations, Electric sales and revenues, Other revenues section for additional information.

Electric operations accounted for approximately 63.3%, 58.8%, and 62.8% of MGE's total 2009, 2008, and 2007 regulated revenues, respectively.

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

Transmission

Reliability 2000 legislation enacted in Wisconsin mandated, among other things, the creation of a statewide transmission company to own the investor-owned utilities' transmission assets. Pursuant to these provisions, effective January 1, 2001, MGE transferred all of its electric utility transmission assets to ATC in exchange for an ownership interest in ATC. At December 31, 2009, MGE Transco held a 3.6% ownership interest in ATC.

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

MISO maintains a bid-based energy market. MGE offers substantially all of its generation on the MISO market and purchases much of its load requirement from the MISO market in accordance with the MISO Tariff. In January 2009, MISO implemented and MGE began participating in the ancillary services market (ASM). The ASM is an extension of the existing energy market in which MISO assumes the responsibility of maintaining sufficient generation reserves. Previously, MGE was responsible for providing its own reserves. In the ASM, MISO will provide the reserves for MGE's load, and MGE may offer to sell reserves from its generating units. In addition to this market change, MISO took on various Balance Authority functions. In June 2009, MISO implemented and MGE began participating in the voluntary capacity auction. The voluntary capacity auction provides an optional monthly forum for buyers and sellers of aggregate planning resource credits to interact. Load serving entities may participate in the voluntary capacity auction to potentially obtain the necessary aggregate planning resource credits to meet their planning reserve margin requirement. Generator owners may participate to sell any excess aggregate planning resource credits that are not needed.

Additionally, MGE is a member of PJM. PJM is also an RTO. PJM is a neutral and independent party that coordinates and directs the operation of the region's transmission grid, administers a competitive wholesale electricity market, and plans regional transmission expansion improvements to maintain grid reliability and relieve congestion. MGE has one purchase power agreement, for a total of 50 MW, that is affected by this market.

Fuel supply and generation

MGE satisfies its customers' electric demand with internal generation and purchased power. During the years ended December 31, 2009, 2008, and 2007, MGE's electric energy delivery requirements were satisfied by the following sources:

	Twelve Months Ended December 31,
	2009	2008	2007
Coal	41.5%	51.9%	51.3%
Natural gas	2.9%	6.1%	8.2%
Fuel oil	0.0%	0.1%	0.1%
Renewable sources	3.1%	2.7%	0.8%
Purchased power	52.5%	39.2%	39.6%
Total	100.0%	100.0%	100.0%

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

MGE's share of the coal inventory supply for the units increased from approximately 13 days on December 31, 2008, to approximately 47 days on December 31, 2009. The co-owners' current goal is to maintain approximately a 35 day inventory.

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

See discussion below under Nonregulated Operations for MGE's interest in coal-fired generation in Oak Creek, Wisconsin.

Natural gas and oil

MGE owns gas fired combustion turbines. These turbines are primarily located in Madison and Marinette, Wisconsin and have a total of 174 MW of net summer rated capacity.

See discussion above regarding gas-fired generation at Blount Generating Facility and see discussion below under Nonregulated Operations for MGE's interest in a natural gas-fired cogeneration facility on the UW campus.

Renewable generation sources

MGE owns 30 MW or 18 turbines in a wind-powered electric generating facility in Worth County, Iowa. The turbines were placed into service in February 2008. MGE also owns 11 MW or 17 turbines in a wind-powered electric generating facility in Kewaunee County, Wisconsin. The turbines were placed into service in 1999.

Purchased power

MGE enters into short and long-term purchase power commitments to meet a portion of its anticipated electric energy supply needs. The following table identifies purchase power commitments at December 31, 2009 with unaffiliated parties for the next five years.

Year	MWs Under Purchase Power Commitments
2010	227.1
2011	227.1
2012	227.1
2013	252.1
2014	152.1

Wind Development Rights

In June 2009, MGE Energy, through its subsidiary MAGAEL, LLC, entered into agreements to purchase land development rights, including land option agreements, electrical interconnection rights, wind data, engineering plans, licenses, permits, and governmental approvals for two wind development sites. These wind development rights may potentially be used to develop wind farms in three counties in Iowa up to approximately 175 MWs; however, neither MAGAEL nor MGE Energy has any obligation to build any wind generators at these sites.

Gas Utility Operations

MGE transports and distributes natural gas in a service area covering 1,631 square miles in seven south-central Wisconsin counties. The service area includes the city of Madison, Wisconsin.

On December 31, 2009, MGE supplied natural gas service to approximately 142,000 customers in the cities of Elroy, Fitchburg, Lodi, Madison, Middleton, Monona, Prairie du Chien, Verona, and Viroqua; 24 villages; and all or parts of 45 townships. Of the total number of customers, approximately 89% were residential and 11% were commercial or industrial. Gas revenues for 2009, 2008, and 2007 were comprised of the following:

	Twelve Months Ended December 31,
	2009	2008	2007
Residential	54.9%	53.6%	55.6%
Commercial	34.5%	36.4%	38.3%
Industrial	7.8%	7.5%	4.0%
Transportation service and other	2.8%	2.5%	2.1%
Total	100.0%	100.0%	100.0%

Gas operations accounted for approximately 36.7%, 41.2%, and 37.2% of MGE's total 2009, 2008, and 2007 regulated revenues, respectively.

MGE can curtail gas deliveries to its interruptible customers. Approximately 15% of retail gas deliveries in 2009 and 12% in 2008 were to interruptible customers.

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

By contract, a total of 5,417,288 Dth can be injected into ANR's storage fields in Michigan from April 1 through October 31. These gas supplies are then available for withdrawal during the subsequent heating season, November 1 through March 31. Using storage allows MGE to buy gas supplies during the summer season, when prices are normally lower, and withdraw these supplies during the winter season, when prices are typically higher. Storage also gives MGE more flexibility in meeting daily load fluctuations.

MGE's contracts for firm transportation service include winter maximum daily quantities of:

•

166,150 Dth (including 96,078 Dth of storage withdrawals) on ANR.

•

60,108 Dth on NNG.

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

WCCF

MGE Power West Campus and the UW jointly own undivided interests in a natural gas-fired cogeneration facility on the UW campus. The facility has the capacity to produce 20,000 tons of chilled water, 500,000 pounds per hour of steam, and approximately 150 MW of electricity. The UW owns 45% of the facility, which represents its interest in the chilled-water and steam assets. These assets are used to meet the UW's growing need for air-conditioning and steam-heat capacity. MGE Power West Campus owns 55% of the facility, which represents its interest in the electric generating assets. These assets are used to provide electricity to MGE's customers. The UW's share of the plant and portion of the earnings from the WCCF are not reflected in the consolidated financial statements of MGE Energy or MGE. MGE Power West Campus' share of the cost of this project is reflected in property, plant, and equipment on MGE Energy's and MGE's consolidated balance sheets.

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

Elm Road

MGE Power Elm Road and two other owners own undivided interests in the coal-fired Elm Road Units in Oak Creek, Wisconsin. Unit 1 entered commercial operation on February 2, 2010, and has the capacity to produce 615 MW of electricity. Unit 2 is under construction, is expected to have a capacity to produce 615 MW of electricity, and is expected to enter commercial operation in August 2010. Wisconsin Energy Corporation owns approximately 83% of the Elm Road Units and is the operator for those units. MGE Power Elm Road owns an 8.33% ownership interest in both units. Both units will be used to provide electricity to MGE's customers.

MGE leases MGE Power Elm Road's ownership interest in the Elm Road Units pursuant to two separate facility leases. The financial terms of each facility lease include a capital structure of 55% equity and 45% long-term debt, return on equity of 12.7%, and a lease term of 30 years. At the end of the respective lease terms, MGE may, at its option, renew the facility lease for an additional term, purchase the leased ownership interest at fair market value or allow the lease to end. The Unit 1 lease commenced with the commercial operation of that unit, and the Unit 2 lease will commence with the commercial operation of that unit.

MGE Power Elm Road's estimated share of capital costs for its ownership interest in the Elm Road Units is approximately $180 million (excluding capitalized interest). These costs have been financed primarily through funds received from MGE Energy, which came from the sale of common stock (via the Stock Plan), short-term debt, and operating cash flows. On February 4, 2010, MGE Power Elm Road issued $50 million of 5.04% senior secured notes due 2040 to reimburse MGE Energy for a portion of its funds. At December 31, 2009, MGE Power Elm Road had incurred $168.3 million (excluding capitalized interest) of costs on the project.

On November 1, 2005, MGE received approval from the PSCW to defer payments made to MGE Power Elm Road for carrying costs during construction of the facility, management fees, and community impact mitigation costs. MGE began collecting the carrying costs in rates in 2006. MGE estimates total carrying costs to be approximately $59.5 million. Of these costs, $17.6 million is estimated to relate to the capitalized interest on the debt portion of the facility. These costs will be recognized over the period in which the facility will be depreciated. The remaining $41.9 million is estimated to represent the equity portion and is being recognized over the period recovered in rates.

See Footnote 21 of Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Form 10-K for more information regarding the Elm Road Units and the settlement of a dispute with the general contractor, Bechtel Power Corporation, regarding construction of the units.

Environmental

MGE is subject to local, state, and federal regulations concerning air quality, water quality, and solid waste disposal. The EPA administers certain federal statutes relating to such matters. The WDNR administers certain state statutes as to such matters and has primary state jurisdiction over air and water quality and solid and hazardous waste matters. These regulations affect the manner in which MGE conducts its operations, the costs of those operations, as well as some capital and operating expenditures. They can also affect the siting, timing, and cost of new projects or other significant actions affecting the environment. MGE is not able to predict the direction of future regulations or if compliance with any such regulations will involve additional expenditures for pollution control equipment, plant modifications, or curtailment of operations. Such actions could reduce capacity or efficiency at existing plants or delay the construction and operation of future generating facilities.

Based upon current available information, compliance with various environmental requirements and initiatives is expected to result in significant additional operating and capital expenditures at Columbia and may affect those expenditures at other MGE generating facilities. In April 2009, the Columbia owners requested authorization from the PSCW for an emissions reduction project as a result of an environmental initiative. The operator's current estimates show that MGE's share of the capital expenditures required to comply with this project will be approximately $140 million. According to the current estimate, this project is expected to result in an increase to Columbia's ongoing operating expenses. MGE expects that the costs pertaining to this project will be fully recoverable through rates.

Air quality

Air quality regulations promulgated by the EPA and WDNR in accordance with the Federal Clean Air Act and the Clean Air Act Amendments of 1990 impose restrictions on emission of particulates, sulfur dioxide (SO2) nitrogen oxides (NOx) and other pollutants and require permits for operation of emission sources. These permits have been obtained by MGE and must be renewed periodically. Various initiatives, including the Clean Air Interstate Rule (CAIR), maximum achievable control technology (MACT) standards, new source performance standards (NSPS) and the Clean Air Visibility Rule (also known as the Regional Haze Rule), as well as state mercury emissions limits, are expected to result in additional operating and capital expenditure costs for electric generating units.

CAIR

The CAIR requires NOx and SO2 emission reductions in two phases and includes a regional cap-and-trade system. The first phase began in 2009 for NOx and the second phase begins in 2010 for SO2, and contemplates reductions from 2003 levels of 55% and 40%, respectively, increasing in the second phase (by 2015) to 65% and 70%, respectively from 2003 levels. MGE owns several generation units currently subject to CAIR: Blount Generating Station, Columbia, M34 (West Marinette Combustion Turbine) and Fitchburg Combustion Turbines. In future years, Elm Road will be, and WCCF may be, affected by the CAIR. MGE anticipates that it may need to purchase NOx and SO2 allowances and /or install equipment at Columbia to meet CAIR allocations for its generation fleet. The exact cost of the allowances and/or equipment installation is not known at this time.

The long-term design and implementation of the CAIR, however, is uncertain at this time. On December 23, 2008, the D.C. Circuit Court remanded the CAIR to the EPA. The court's remand to the EPA did not include a deadline. The CAIR remains in effect until modified by the EPA. Based on this remand it is likely that the current cap-and-trade system will be modified.

Wisconsin State Mercury Rule

Wisconsin has revised its state mercury rule (NR 446, effective December 1, 2008). The revised NR 446 requires large coal-fired electric generating units (larger than 150 MW) to reduce mercury emissions by 90% beginning in 2015, or choose a multi-pollutant reduction approach, which allows a stepped approach to mercury reduction while reducing NOX and SO2 emissions at prescribed rates. Smaller coal-fired electric generating units (between 25 – 150 MW in size) will need to apply Best Available Control Technology (BACT) to achieve mercury reductions.

Effective January 1, 2010, Wisconsin NR 446 also requires a 40% fleet-wide mercury reduction (as compared to an average of 2002, 2003, and 2004 baseline mercury emissions) for major Wisconsin utilities. Because the majority owner and operator of Columbia and the majority owner and operator at Elm Road are defined as major utilities under this rule, Columbia's and Elm Road's mercury emissions in 2010-2014 will be subject to this 40% fleet-wide reduction. Elm Road's majority owner has installed highly efficient mercury-reduction equipment on its units. Columbia's majority owner plans to meet this fleet-wide reduction in a number of ways, including utilizing mercury reduction equipment previously installed on one of Columbia's units. We do not anticipate any changes in dispatch at Columbia or Elm Road as a result of this fleet-wide reduction requirement. However any dispatch changes, if they were to become necessary to meet this requirement, could negatively affect our operating costs.

MACT Standards for Electric Utilities

On February 9, 2009, the Justice Department, on behalf of the EPA, asked the Supreme Court to dismiss EPA's petition for review of the D.C. Circuit Court's vacatur of the Clean Air Mercury Rule (CAMR). This withdrawal paves the way for the EPA to develop MACT standards for electric utilities (for mercury as well as other Hazardous Air Pollutants (HAPs)).

As part of the EPA's process for developing MACT standards for electric utilities, the EPA has sent out an Information Collection Request (ICR) to hundreds of utilities across the United States that have coal and oil-burning electric generating units. The EPA has indicated that they will use the information collected from this ICR to assist in the development of electric generating unit MACT standards. Under this ICR, Blount and Columbia received letters requesting information on pollution control equipment. Elm Road is required to perform testing in addition to responding to the information requests.

It is unclear at this time when electric generating unit MACT standards will be created for electric utilities and how they will affect MGE's operations. The implementation of the MACT standards may affect our facilities that burn coal and oil. However, we are uncertain of the exact cost or operational impact until the final MACT standards are known.

Boiler MACT

The EPA developed a MACT standard for industrial, commercial and institutional boilers (Boiler MACT) that was later vacated. The EPA has been under court-order to develop a new MACT standard to replace the one that had been vacated. The EPA has interpreted that this vacatur requires that case-by-case MACT under Section 112(j) of the Clean Air Act (the "MACT Hammer") be applied in the interim to all boilers that fit the definition of a industrial, commercial or institutional boiler (ICI boilers) regardless of whether or not they were exempt under the vacated rule. The WDNR, following the EPA's interpretation, has required that all facilities with ICI boilers submit initial MACT Hammer applications.

MGE has boilers at Blount and Columbia that are classified as ICI boilers and has sent in all necessary paperwork to the WDNR. Some boilers at Blount and Columbia have the potential of being subject to emission standards for HAPs for ICI boilers under either the MACT Hammer provisions, or the revised Boiler MACT. If subject to these rules, it will be necessary to submit permit applications to the WDNR. If any of our boilers are subject to Boiler MACT Hammer, it may require that we test or limit emissions and/or install additional pollution controls. Because of the uncertainty with this rule at this time, we cannot predict when or if we will need additional resources or capital to comply with either version of Boiler MACT.

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

Wisconsin was required to submit a CAVR State Implementation Plan (SIP) to the EPA by December 2007. The EPA found Wisconsin to be deficient in this submittal in January 2009. Wisconsin has two years from this finding of deficiency to submit a CAVR SIP. If no CAVR SIP is submitted within that two year period, then the EPA must promulgate a Federal Implementation Plan (FIP) for the State of Wisconsin. Without a proposed CAVR implementation rule in place, it is unclear to what extent either a CAVR SIP or FIP will affect MGE generation plants.

National Ambient Air Quality Standards

Nitrogen Oxide Emission Budget

In 1998, the EPA issued a rule that imposed a NOx emission budget for emission sources in Wisconsin. In 2000, the Court of Appeals for the District of Columbia invalidated a portion of the rule concerning Wisconsin's alleged impacts on downwind, 8-hour ozone nonattainment areas. EPA has also stayed that portion of the rule concerning Wisconsin's alleged impacts on downwind 8-hour ozone nonattainment areas. If that portion of the rule concerning eight-hour ozone nonattainment areas is upheld, the resulting NOx emission budget for Wisconsin could potentially affect the level of permissible NOx emissions from Blount, Columbia, and WCCF.

Particulate Matter NAAQS

In 2006, the EPA lowered the acceptable 24-hour National Ambient Air Quality Standard (NAAQS) for fine particulate matter, or PM2.5 – i.e., a particulate matter air pollutant that is 2.5 microns or smaller in size. States monitor and collect data on PM2.5 levels and recommend counties/areas within their state for attainment or nonattainment with the NAAQS. The EPA makes the final decision on attainment/nonattainment areas. In mid-December 2008, the EPA designated several areas of the State, including Dane County (where Blount and WCCF are located), a portion of Columbia County (where Columbia is located), and the Milwaukee/Racine area (where Elm Road is located) as nonattainment areas for the 24-hour PM2.5 standard. The EPA made these initial determinations based on monitoring data for the years 2005-2007 data. On October 8, 2009, EPA announced its final PM2.5 attainment designations for Wisconsin using the 2006 through 2008 data and only Milwaukee, Racine and Waukesha Counties were designated as nonattainment. The State of Wisconsin will need to develop a SIP by early 2012 for those counties that remain designated as nonattainment. Implementation of the fine particulate NAAQS could affect capital, operational and maintenance expenses at MGE generating facilities.

In February 2009, the PM2.5 standards were remanded to the EPA by the D.C. Circuit Court. The current primary hourly and annual standards will remain in place as the EPA reviews both the primary and secondary standard as per the D.C. Circuit Court decision. If the standards are made more stringent, more counties where our generation is located could become nonattainment; however, that cannot be known until the standards are finalized.

Ozone NAAQS

On March 12, 2008, the EPA announced a new 8-hour NAAQS for ozone that is more stringent than the current standard (standard lowered from 0.08 to 0.075 parts per million). States (including Wisconsin) must monitor and collect data on ozone levels in order to determine attainment or nonattainment status on a county and/or area basis. Currently available monitoring data for Dane, Columbia and Milwaukee counties (where our generation facilities are located) demonstrates attainment with the March 12, 2008 standard.

On January 6, 2010, EPA published a proposed rule reconsidering the March 12, 2008 8-hour ozone standard. In this proposed rule, EPA states their intent to revise both the primary (set for protection of public health) and secondary (set for protection of public welfare and environment) ozone standards and indicates that they will set an 8-hour ambient ozone standard between 0.060 – 0.070 parts per million (ppm). EPA further indicates that they will set a secondary standard of 7 – 15 ppm-hours measured on a weighted average over a three-month period during the ozone season.

We cannot determine at this time if Dane, Columbia and/or Milwaukee counties, will be in attainment with the potential revised standards (i.e., have ambient air quality that is at or below the attainment level ultimately selected by the EPA), but there is modeling to suggest the potential for nonattainment in any or all of these counties with the range currently under consideration by the EPA. A nonattainment designation for the 8-hour ozone standard in any of these counties has the potential to increase operating and capital expenditures at Columbia (located in Columbia County), Blount and WCCF (located in Dane County) and Elm Road (located in Milwaukee County).

Nitrogen Dioxide NAAQS

On January 22, 2010, the EPA revised its primary Nitrogen Dioxide (NO2) NAAQS. The current annual primary NO2 standard remains, while a one-hour 100 parts per billion (ppb) standard has been added that focuses on near-roadway exposures to NO2. The EPA expects states to submit initial recommendations for nonattainment areas by January 2011 using 2008-2010 data. The EPA plans to make final attainment and nonattainment designations by January 2012. The EPA has not changed the secondary NAAQS for NO2, but intends to address potential changes as part of a secondary review. It is unclear at this time how MGE's power plants would be affected by this proposed revision.

Sulfur Dioxide NAAQS

On November 16, 2009, the EPA proposed to change the primary Sulfur Dioxide NAAQS from a 140 parts per billion (ppb) standard measured over a twenty-four hour period to an hourly standard. The EPA is proposing a range of 50 – 100 ppb hourly standard. The EPA has also indicated that a secondary NAAQS standard for SO2 will be proposed in 2010. In addition to the proposed changes to the SO2 NAAQS, the EPA is also proposing that SO2 monitoring sites be redesigned so that they monitor areas where short-term concentrations of SO2 are more likely. The EPA is currently proposing that roughly 345 monitoring locations be created based on high-level SO2 concentration areas and high population/high SO2 level areas. Based on the proposed rule, we anticipate that roadside monitors would be placed in Dane and Milwaukee counties, but the actual placement has not been determined. It is unclear at this time how MGE's power plants would be affected by this proposed revision.

Columbia Air Operating Permit

In September 2008, the Wisconsin DNR issued a Title V renewal operating permit to WPL (the operator and permit holder) for Columbia. A citizen group petitioned EPA to object to the issuance of the permit renewal. In October 2009, the EPA issued an order granting in part and denying in part the petition and sent the operating permit back to the Wisconsin DNR for further review based on the EPA order. The EPA order gave WDNR 90 days to address the objections and take action on the September 2008 operating permit. The Wisconsin DNR has been working with the EPA and has been in contact with WPL related to this matter. To date, no changes have been made to the previously issued permit for Columbia. MGE is unable to predict what actions the WDNR or EPA may take on the permit.

In October 2009, the Sierra Club provided notice of its intent to file a civil lawsuit against the owners and operator of Columbia for alleged violations of the Clean Air Act. WPL is the plant operator and permit holder, and owns 46.2% of Columbia. Wisconsin Public Service Corporation (WPSC) owns a 31.8% interest, and MGE owns a 22% interest in Columbia. Among other things, this notice alleges the failure to obtain necessary air permits and implement necessary emission controls associated with activities undertaken in approximately 2000 and 2005. If pursued and successful, this lawsuit could result in civil penalties, injunctive relief, as well as increased capital and operating/maintenance expenditures at Columbia. WPL, the operator and permit holder for Columbia, has informed MGE that it is reviewing the allegations and is currently unable to predict the impact of the allegations on Columbia's finances or operations at this time.

In December 2009, the EPA sent a Notice of Violation (NOV) to the owners and operator of Columbia. The NOV alleges that the owners and operator failed to comply with appropriate pre-construction review and permitting requirements of the New Source Review (NSR) program, and as a result violated the PSD program requirements, Title V Operating Permit requirements of the CAA and the SIP. WPL, the plant operator, as well as MGE and WPSC as owners of Columbia, have begun discussions with the EPA regarding the NOV.

If pursued and successful, these actions could result in civil penalties in amounts of up to $37,500 per day (for all joint owners) for each violation and/or injunctive relief to require installation of pollution control technology at Columbia, which would increase future capital and operating expenditures. WPL, the plant permit holder and operator, has also informed MGE that it is in the process of evaluating the allegations and is unable to predict the impact of the allegations on Columbia's finances or operations at this time, but believes that an adverse outcome could be significant. WPL has also informed MGE and WPSC that the current intent is to defend against these actions because WPL believes the projects in question did not violate the CAA. Nevertheless, the owners are exploring settlement options while simultaneously preparing to defend against the allegations. MGE has not recognized any related loss contingency amounts as of December 31, 2009.

Water quality

MGE is subject to water quality regulations issued by the WDNR. These regulations include discharge standards, which require the use of effluent-treatment processes equivalent to categorical "best practicable" or "best available" technologies under compliance schedules established under the Federal Water Pollution Control Act. The WDNR has published categorical regulations for chemical and thermal discharges from electric-steam generating plants. The regulations limit discharges from MGE's plants into Lake Monona and other Wisconsin waters.

Proposed Thermal Discharge Rules in Wisconsin

The WDNR is promulgating revised rules to regulate thermal effluent discharges from point sources in Wisconsin. The current draft rules apply strict standards for thermal discharges into inland lakes, streams, rivers, and the Great Lakes. While dischargers can apply for variances, MGE may incur additional capital expenditures, such as equipment upgrades at Blount and Columbia, if the variances are not granted. Costs at Blount have not been fully determined, however, capital expenditures may include cooling towers, which in past analyses have been shown to be cost prohibitive. Potential costs at Columbia have not been determined at this time. Based on initial reviews of the current revised rules, we do not expect the Elm Road Units to be effected by these rules.

EPA Cooling Water Discharge Rules (Section 316(b))

In 2004, the EPA promulgated final rules under Section 316(b) of the Clean Water Act addressing cooling water intake structures for existing large power plants (Phase II rule). A challenge to this rule was upheld in a January 2007 court decision and significant parts of the rule were remanded to the EPA for further consideration. In July 2007, EPA suspended the Phase II rule in its entirety and directed states to use their "best professional judgment" in evaluating intake systems. The ruling, and EPA's actions in response, which may change the compliance requirements, may at some point affect the timing and costs associated with MGE's WPDES permit for Blount and possibly the WPDES permit for the Elm Road facility. At this time, MGE is unable to determine the timing or amount of that impact.

WPDES permit – Elm Road

On July 31, 2008, the WDNR issued the final modified WPDES permit for the Elm Road Facility with no substantive changes from the previously issued draft permit allowing for a once-through cooling system. The deadline for a legal challenge to the permit has expired without appeal.

On July 31, 2008, the joint owners of the Oak Creek expansion reached an agreement with Clean Wisconsin, Inc. and Sierra Club, the groups opposing the WPDES permit. Under the settlement agreement, these groups agreed to withdraw their opposition to the modified WPDES permit. The joint owners committed to various environmental projects, including projects designed to address greenhouse gas emissions and water quality. MGE's share of those commitments involved a payment of $0.4 million for greenhouse gas reduction efforts. Additional payments of approximately $0.3 million, subject to regulatory approval, will be made annually over 24 years (2011-2034) to address water quality issues in Lake Michigan. In December 2009, the PSCW authorized recovery of the 2011 payment to address water quality issues.

Solid waste

MGE is listed as a potentially responsible party for a site the EPA has placed on the national priorities Superfund list. The Lenz Oil site in Lemont, Illinois, was used for storing and processing waste oil for several years. This site requires clean up under the Comprehensive Environmental Response, Compensation and Liability Act. A group of companies, including MGE, is currently working on cleaning up the site. Management believes that its share of the final cleanup costs for the Lenz Oil site will not result in any materially adverse effects on MGE's operations, cash flows, or financial position. Insurance may cover a portion of the cleanup costs. Management believes that the cleanup costs not covered by insurance will be recovered in current and future rates. As of December 31, 2009, the EPA has agreed on a remedy for the Lenz Oil site. The remedy included a five year $2.2 million implementation plan. The EPA has asked all potentially responsible parties to pay upfront for this five year implementation plan. MGE's portion is less than $0.1 million.

MGE has been reviewing legislative and regulatory initiatives associated with ash storage and disposal, including potential regulations or legislation that may require new or additional monitoring of storage sites, may re-classify ash waste, and may regulate ash storage site structural design. Given the uncertainty surrounding these initiatives, it is not possible to estimate the potential costs associated with the implementation of any of these initiatives at this time.

Global climate change

MGE is a producer of GHG emissions, primarily from the fossil fuel generating facilities it utilizes to meet customers' energy needs, as well as from its natural gas pipeline system and fleet vehicles. Climate change and the regulatory response to it could significantly affect our operations in a number of ways, including increased operating costs and capital expenditures, restrictions on energy supply options, permitting difficulties and emission limits. However, the financial consequences of this compliance cannot be determined until final legislation and/or regulations are passed. MGE management would expect to seek and receive rate recovery of such compliance costs, yet the probability and specific impact of such regulation cannot be reasonably estimated at this time. MGE will continue to monitor proposed climate change legislation and regulation.

MGE is already addressing GHG emissions through voluntary actions. In 2005, MGE announced its Energy 2015 Plan which commits to ensuring a balanced, economic energy supply with reduced environmental emissions. The Plan emphasizes increased renewable energy, energy efficiency and new cleaner generation – three strategies that reduce GHG emissions. Under MGE's Energy 2015 Plan and other actions, our CO2 emissions are currently projected to decline from 2005 to 2015 even though total system energy is estimated to increase. We are already well under way with implementing our Energy 2015 Plan strategies and are committed to achieving its goals. However, a number of factors, including but not limited to, changes in economic conditions, regulatory actions, customer response, energy supply issues and transmission delays, may require us to update and perhaps refine certain aspects of our Energy 2015 Plan accordingly. The cost of implementing our Energy 2015 Plan is not expected to result in any materially adverse effects on MGE's operations, cash flows, or financial position. Management believes that costs to implement the Energy 2015 Plan will be recoverable through rates.

EPA's Determination of Endangerment from Greenhouse Gases

On April 17, 2009, the EPA published a proposed finding that six greenhouse gases (GHGs) in the atmosphere endanger the public health and welfare of current and future generations. EPA further proposed finding that emission of these substances from new motor vehicles are contributing to this endangerment. On December15, 2009, the EPA finalized the endangerment finding for these six greenhouse gases and determined, through this finding, that these six GHGS, when emitted from new motor vehicles and new motor vehicle engines, contribute to the greenhouse gas air pollution and endangers public health and welfare under CAA Section 202(a). Although EPA states that finalizing these findings will not in and of itself impose requirements on electric generating utilities, this endangerment finding could be the first step toward regulating GHGs from electric generating facilities under the Clean Air Act. At this time we cannot predict the likelihood nor the effect of such regulation on our generating facilities. MGE is already addressing its GHGs through voluntary actions, and MGE will continue to monitor proposed GHG legislation and regulatory developments.

EPA Rule on Greenhouse Gas Reporting

On September 22, 2009, the EPA issued its final mandatory GHG reporting rule. Under the final rule MGE will need to report on GHG emissions from its natural gas distribution system, its electric generating units subject to the EPA's Acid Rain Program and certain of its stationary combustion and electric units during 2010. MGE is collecting the data needed to file the required report on 2010 emissions by March 31, 2011.

EPA's Proposed Prevention of Significant Deterioration and Title V Greenhouse Gas Tailoring Rule

On September 30, 2009, the EPA proposed to set a significance level for GHGs under the Prevention of Significant Deterioration (PSD) and Title V programs of the Clean Air Act. These programs apply to electric generating units. In the rule proposal, the EPA explains that setting these significance levels is necessary because the EPA anticipates promulgating regulations that will trigger PSD and Title V applicability requirements for GHGs for electric generating sources (among other sources). Based on the significance levels now proposed by EPA, MGE has several electric generating units and other stationary combustion units that would be covered. The potential affects or cost of these proposed regulations on MGE are uncertain at this time.

Proposed Climate Change Legislation

On June 26, 2009, the U.S. House of Representatives passed the American Clean Energy and Security Act of 2009 (ACESA). The proposed legislation has several titles that would collectively impact virtually all aspects of the economy, including electric and natural gas utilities.

The proposed legislation includes: (1) a "clean energy" title that, among other things, creates a nationwide combined efficiency and renewable electricity standard that requires 6% efficiency/renewables by 2012 increasing to 20% by 2020 and calls for increased research and development; (2) an "energy efficiency" title that increases energy efficiency across all sectors of the economy, including buildings, appliances, transportation, and industry; (3) a "global warming" title that calls for a cap-and-trade program that would reduce U.S. emissions of GHGs economy-wide by 3% below 2005 levels in 2012, 20% below 2005 levels by 2020 and 83% below 2005 levels by 2050 and provides a methodology for distributing allowances to covered entities; and (4) a "transitioning" title that seeks to promote green jobs during the transition to a clean energy economy.

The U.S. Senate is also considering similar legislation. Any legislation passed by the Senate would need to be reconciled with the House legislation and signed by the President before it would become law.

The State of Wisconsin continues to consider GHG reductions through the implementation of recommendations made by Governor Doyle's Global Warming Task Force (July 2008 report). MGE participated as an active member of the Task Force. The report contained over 50 recommendations. Some specific recommendations of particular relevance to the utility industry include: (i) a significant increase in required energy efficiency efforts and funding; (ii) a State renewable portfolio standard that would require 10% renewables by 2013 and 25% by 2025; (iii) creation of a broad-based multi-sector carbon cap and trade program by 2012 at either the federal or regional level; (iv) investigation and possible adoption of new rate making approaches and innovative rate designs to promote state and utility energy efficiency programs and provide more information to customers; and (v) modification of Wisconsin's current restrictions on nuclear plant construction. Several PSCW proceedings have been commenced as a result of Task Force recommendations. Many of the recommendations made by the Global Warming Task Force have been included in legislation introduced in the Wisconsin Assembly and Senate on January 6, 2010 ("The Clean Energy Jobs Act", Senate Bill 450, Assembly Bill 649).

In addition, Wisconsin signed on to the Midwestern GHG Accord – an accord designed to develop a Midwestern GHG reduction program. While the reduction program has not been fully developed at this time, any actions taken by states within the Accord would require legislative action within that state.

Employees

As of December 31, 2009, MGE had 717 employees. MGE employs 238 employees who are covered by a collective bargaining agreement with Local Union 2304 of the International Brotherhood of Electrical Workers and 96 employees who are covered by a collective bargaining agreement with Local Union No. 39 of the Office and Professional Employees International Union. Both of these collective bargaining agreements expire on April 30, 2012. There are also 5 employees covered by a collective bargaining agreement with Local Union No. 2-111 of the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial, and Service Workers International Union. This collective bargaining agreement expires on October 31, 2012.

Financial Information About Segments

See Footnote 23 of the Notes to Consolidated Financial Statements for financial information relating to MGE Energy's and MGE's business segments.

Executive Officers of the Registrants

Executive	Title	Effective Date	Service Years as an Officer
Gary J. Wolter(a) Age: 55	Chairman of the Board, President and Chief Executive Officer	02/01/2002	20
Lynn K. Hobbie(b) Age: 51	Senior Vice President	02/01/2000	15
James G. Bidlingmaier(b) Age: 63	Vice President - Admin. and Chief Information Officer	02/01/2000	9
Kristine A. Euclide(b) Age: 57	Vice President and General Counsel	11/15/2001	8
Scott A. Neitzel(b) Age: 49	Vice President – Energy Supply Vice President – Energy Supply Policy	09/01/2006 07/01/2002	12
Jeffrey C. Newman(a) Age: 47	Vice President, Chief Financial Officer, Secretary and Treasurer Vice President and Treasurer	01/01/2009 01/01/2001	12
Peter J. Waldron(b) Age: 52	Vice President and Operations Officer Vice President – Energy Supply Operations	09/01/2006 07/01/2002	13

Note: Ages, years of service, and positions as of December 31, 2009.

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

We have assumed risks under the agreements related to our ownership interest in two 615 MW coal-fired generating units in Oak Creek, Wisconsin. The first unit has entered commercial operation; however, the second unit is subject to construction risks over which we will have limited or no control and which might adversely affect project costs and completion time. These risks include but are not limited to the failure of the general contractor or subcontractors to perform under their contracts; strikes; adverse weather conditions; the inability to obtain necessary permits in a timely manner, legal challenges and appeals to granted permits, changes in applicable laws or regulations; governmental actions; and events in the global economy. In addition, if the units' final construction costs exceed the fixed costs allowed in the PSCW order, this excess will not be recoverable from MGE or its customers unless specifically allowed by the PSCW. Any Oak Creek project costs above the authorized amount, but below a 5% cap, will be subject to a prudence determination made by the PSCW.

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

We are exposed to interest rate risk.

We are exposed to interest rate risk on our variable rate financing. MGE Energy had $114.5 million of variable-rate debt outstanding at December 31, 2009, including $33.5 million for MGE. Borrowing levels under commercial paper arrangements vary from period to period depending upon capital investments and other factors. Such interest rate risk means that we are exposed to increased financing costs and associated cash payments as a result of changes in the short-term interest rates. Also, interest rates affect discount rates which are a key assumption for our defined benefit pension plans and may impact the amount of expense and timing of contributions to the plan.

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

Disruptions in the financial markets may affect our ability to finance at a reasonable cost and in accordance with our planned schedule.

The credit markets have experienced some disruption and uncertainty during the past year. To the extent that such issues affect the ability or willingness of credit providers or investors to participate in the credit markets or particular types of investments, or affect their perception of the risk associated with particular types of investments, our cost of borrowing could be affected.

General economic conditions may affect our operating revenues, our capital costs and our counterparty risks.

Operational

MGE Energy's and MGE's operations are affected by local, national and worldwide economic conditions. The consequences of a prolonged period of reduced economic activity may include lower demand for energy, uncertainty regarding energy prices and the capital and commodity markets, and increased credit risk. A decline in energy consumption may adversely affect our revenues and future growth. Increased credit risk reflects the risk that our retail customers will not pay their bills in a timely manner or at all, which may lead to a reduction in liquidity and an eventual increase in bad debt expense.

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

Item 1B. Unresolved Staff Comments.

MGE Energy and MGE

None.

Item 2. Properties.

Electric Generation

Net summer rated capacity in service at December 31, 2009, was as follows:

Plants	Location	Commercial Operation Date	Fuel	Net Summer Rated Capacity (1) (MW)	No. of Units
Steam plants:
Columbia	Portage, WI	1975 & 1978	Low-sulfur coal	225(2,3)	2
Blount	Madison, WI	1957 & 1961	Coal/gas	97(4,9)	2
		1938 & 1943	Gas	39(9)	2
		1949	Coal/gas	22(4,9)	1
		1964-1968	Gas	29(9)	4

WCCF	Madison, WI	2005	Gas/oil	130(5,6)	2

Combustion turbines	Madison, WI Marinette, WI	1964-2000	Gas/oil	174(10)	6

Portable generators	Madison, WI	1998-2001	Diesel	50(9)	54

Wind turbines	Townships of Lincoln and Red River, WI	1999	Wind	2(7,9)	17
	Township of Brookfield, IA	2008	Wind	4(8,9)	18
Total				772

(1) Net summer rated capacity is determined by annual testing and may vary from year to year due to, among other things, the operating and physical conditions of the units.

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

(7) Nameplate capacity rating is 11 MW.

(8) Nameplate capacity rating is 30 MW.

(9) These facilities are owned by MGE.

(10) Three facilities are owned by MGE and three facilities are leased.

Electric and Gas Distribution Facilities

Major electric distribution lines and substations in service at December 31, 2009, which are owned by MGE, are as follows:

	Miles
Distribution lines:	Overhead	Underground
13.8 kV and under	911	1,071

Distribution:	Substations	Installed Capacity (kVA)
69-13.8 kV	27	1,019,000
13.8-4 kV	29	282,967

Gas facilities include 2,449 miles of distribution mains, which are owned by MGE.

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

Encumbrances

The principal plants and properties of MGE are subject to the lien of its Indenture of Mortgage and Deed of Trust dated as of January 1, 1946, as amended and supplemented, under which MGE's first mortgage bonds are issued. As of December 31, 2009, there were $1.2 million of first mortgage bonds outstanding. See Footnote 9 for additional information regarding MGE's first mortgage bonds.

MGE Power West Campus has collaterally assigned its right to lease payments from MGE for the WCCF in order to secure the repayment of $50 million of senior secured notes issued by MGE Power West Campus. See Footnote 9 for additional information regarding these senior notes.

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

Also see "Environmental" under Item 1, Business, and Footnote 18d for a description of several environmental proceedings involving MGE. See Footnote 18i for a description of other legal matters.

Item 4. Submission of Matters to a Vote of Security Holders.

MGE Energy and MGE

None.

PART II.

Item 5. Market for Registrants' Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market for Common Equity

MGE Energy

MGE Energy common stock is traded on Nasdaq under the symbol MGEE. On February 1, 2010, there were approximately 18,409 shareholders of record, including registered and beneficial shareholders. The following table shows high and low sale prices for the common stock on Nasdaq for each quarter over the past two years.

	Common stock price range 2009		Common stock price range 2008
	High	Low	High	Low
Fourth quarter	$36.97	$33.41	$36.50	$27.87
Third quarter	$38.23	$33.40	$36.40	$31.64
Second quarter	$34.00	$29.42	$36.35	$32.60
First quarter	$33.49	$27.27	$36.00	$29.85

MGE

As of February 1, 2010, there were 17,347,894 outstanding shares of common stock, all of which were held by MGE Energy. There is no market for shares of common stock of MGE.

Dividends

MGE Energy

The following table sets forth MGE Energy's quarterly cash dividends per share declared during 2009 and 2008:

(Per share)	2009	2008
Fourth quarter	$0.368	$0.362
Third quarter	$0.368	$0.362
Second quarter	$0.362	$0.355
First quarter	$0.362	$0.355

MGE

The following table sets forth MGE's quarterly cash dividends declared during 2009 and 2008:

(In thousands)	2009	2008
Fourth quarter	$ 6,478	$ -
Third quarter	$ 6,478	$ -
Second quarter	$ 6,361	$ -
First quarter	$ -	$ -

See discussion below as well as the "Liquidity and Capital Resources - Financing Activities" under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for a description of restrictions applicable to dividend payments by MGE.

Dividend Restrictions

Dividend payments by MGE to MGE Energy are subject to restrictions arising under a PSCW rate order and, to a lesser degree, MGE's first mortgage bonds. The PSCW order limits the amount of dividends that MGE may pay MGE Energy when its common equity ratio, calculated in the manner used in the rate proceeding, is less than 55%. Under those circumstances, MGE may not pay dividends in excess of $31.4 million plus dividends on shares issued in excess of the shares issued in the rate proceeding forecast if the proceeds are invested in MGE. MGE's thirteen month rolling average common equity ratio at December 31, 2009, is estimated to be 57.5% as determined under the calculation used in the rate proceeding. MGE paid cash dividends of $19.3 million to MGE Energy in 2009.The rate proceeding calculation includes as indebtedness imputed amounts for MGE's outstanding purchase power capacity payments and other PSCW adjustments, but does not include the indebtedness associated with MGE Power West Campus, which is consolidated into MGE's financial statements and will not include the indebtedness associated with MGE Power Elm Road, which will be consolidated into MGE's financial Statements.

MGE has covenanted with the holders of its first mortgage bonds not to declare or pay any dividend or make any other distribution on or purchase any shares of its common stock unless, after giving effect thereto, the aggregate amount of all such dividends and distributions and all amounts applied to such purchases, after December 31, 1945, shall not exceed the earned surplus (retained earnings) accumulated subsequent to December 31, 1945. As of December 31, 2009, approximately $229.0 million was available for the payment of dividends under this covenant.

Issuer Purchases of Equity Securities

MGE Energy

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs*
October 1-31, 2009	72,435	$35.82	-	-
November 1-30, 2009	36,990	35.70	-	-
December 1-31, 2009	21,500	36.30	-	-
Total	130,925	$35.87	-	-

* Under the Stock Plan, common stock shares deliverable to plan participants may be either newly issued shares or shares purchased on the open market, as determined from time to time by MGE Energy. In June 2009, MGE Energy switched to using open market purchases to provide shares to meet obligations to participants in the Stock Plan. The shares are purchased on the open market through a securities broker-dealer and then are reissued under the Stock Plan as needed to meet share delivery requirements. The volume and timing of share repurchases in the open market depends upon the level of dividend reinvestment and optional share purchases being made from time to time by plan participants. As a result, there is no specified maximum number of shares to be repurchased and no specified termination date for the repurchases. All shares issued through the Stock Plan, whether newly issued or reissued following open market purchases, are issued and sold pursuant to a registration statement that was filed with the SEC and is currently effective.

MGE

None.

Stock Performance Graph

The performance graph below illustrates a five-year comparison of cumulative total returns based on an initial investment of $100 in MGE Energy common stock, as compared with the Russell 2000 and the EEI Index for the period 2005 through 2009.

This performance chart assumes:

•

$100 invested on December 31, 2004, in MGE Energy common stock, in the Russell 2000 and the EEI Index; and

•

All dividends are reinvested.

Value of Investment at December 31,

	2004	2005	2006	2007	2008	2009
MGEE	$100	$98	$110	$111	$108	$122
Russell 2000	100	105	124	122	81	103
EEI Index	100	116	140	163	121	134

Item 6. Selected Financial Data.

MGE Energy

(In thousands, except per-share amounts)

	For the years ended December 31,
Summary of Operations	2009	2008	2007	2006	2005
Operating revenues:
Regulated electric	$332,324	$345,962	$334,488	$318,912	$310,984
Regulated gas	192,334	242,598	197,925	185,226	200,533
Nonregulated	9,161	7,433	5,181	3,408	1,853
Total	533,819	595,993	537,594	507,546	513,370
Operating expenses	431,296	491,418	438,156	413,150	439,629
Other general taxes	17,858	16,793	15,771	15,402	13,269
Operating income	84,665	87,782	83,667	78,994	60,472
Other income, net	8,096	8,044	6,069	4,329	4,938
Interest expense, net	(13,594)	(14,002)	(13,056)	(15,001)	(13,448)
Income before taxes	79,167	81,824	76,680	68,322	51,962
Income tax (provision) benefit	(28,170)	(29,056)	(27,855)	(25,899)	(19,871)
Net income	$50,997	$52,768	$48,825	$42,423	$32,091
Average shares outstanding	23,070	22,197	21,520	20,564	20,436
Basic and diluted earnings per share	$2.21	$2.38	$2.27	$2.06	$1.57
Dividends declared per share	$1.46	$1.43	$1.41	$1.39	$1.37

Assets
Electric	$695,897	$677,540	$614,949	$547,150	$533,896
Gas	249,610	284,211	234,002	228,639	233,841
Assets not allocated	22,342	14,642	14,876	10,472	19,868
Nonregulated energy operations	292,101	271,568	227,415	177,234	143,101
Transmission investments	51,728	46,292	40,808	38,470	35,239
All others	389,744	381,433	342,491	298,261	276,565
Eliminations	(419,537)	(407,411)	(362,954)	(319,792)	(326,046)
Total	$1,281,885	$1,268,275	$1,111,587	$980,434	$916,464

Capitalization including Short-Term Debt
Common shareholders' equity	$501,795	$478,202	$427,726	$375,348	$343,883
Long-term debt*	322,470	272,408	262,346	252,284	222,312
Short-term debt	64,500	124,500	103,500	57,000	82,500
Total Capitalization and Short-term Debt	$888,765	$875,110	$793,572	$684,632	$648,695

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

Our principal subsidiary is MGE, which generates and distributes electric energy, distributes natural gas, and represents a majority portion of our assets, liabilities, revenues, and expenses. MGE generates and distributes electricity to approximately 138,000 customers in Dane County, Wisconsin, including the city of Madison, and purchases and distributes natural gas to approximately 142,000 customers in the Wisconsin counties of Columbia, Crawford, Dane, Iowa, Juneau, Monroe, and Vernon.

Our nonregulated energy operations own interests in new electric generating capacity that is leased to MGE. The ownership/leasing structure was adopted under applicable state regulatory guidelines for MGE's participation in these generation facilities, consisting principally of a stable return on the equity investment in the new generation facilities over the term of the related leases. The nonregulated energy operations include partial ownership of a cogeneration project on the UW-Madison campus and an undivided 8.33% ownership interest in two 615 MW coal-fired generating units in Oak Creek, Wisconsin, one of which entered commercial operation on February 2, 2010 and the other of which is expected to enter commercial operation in August 2010. MGE operates the cogeneration project, and a third party operates the units in Oak Creek. Due to the nature of MGE's participation in these facilities, the results of our nonregulated operations are also consolidated into MGE's consolidated financial position and results of operations under applicable accounting standards.

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

Overview

We earn our revenue and generate cash from operations by providing electric and natural gas utility services, including electric power generation and electric power and gas distribution. The earnings and cash flows from the utility business are sensitive to various external factors, including:

•

Weather, and its impact on customer sales of electricity and gas,

•

Economic conditions, including current business activity and employment and their impact on customer demand,

•

Regulation and regulatory issues,

•

Energy commodity prices,

•

Equity price risk pertaining to pension related assets,

•

Credit market conditions, including interest rates and our debt credit rating,

•

Environmental laws and regulations, including pending environmental rule changes,

•

Construction risk in connection with the remaining Elm Road generating unit,

and other factors listed in "Item 1A. Risk Factors."

For the year ended December 31, 2009, MGE Energy's earnings were $51.0 million or $2.21 per share compared to $52.8 million or $2.38 per share for the same period in the prior year. MGE's earnings for the year ended December 31, 2009, were $35.9 million compared to $37.6 million for the same period in the prior year.

MGE Energy's income was derived from our business segments as follows:

(In millions)	Year Ended December 31,
Business Segment:	2009	2008	2007
Electric Utility	$23.9	$25.7	$29.5
Gas Utility	9.9	9.8	5.9
Nonregulated Energy	11.1	10.1	8.8
Transmission Investments	4.9	4.3	3.6
All Other	1.2	2.9	1.0
Net Income	$51.0	$52.8	$48.8

Our net income during 2009 primarily reflects the effects of the following factors:

•

A 3.9% decrease in electric revenue, reflecting lower customer demand primarily as a result of cooler-than-normal weather. According to the National Weather Service, July 2009 was the coolest on record in Madison, where MGE's primary service territory resides. Cooling degree days (a measure for determining the impact of weather during the cooling season) for 2009 decreased by 32% compared to 2008. Reduced economic activity also contributed to the reduced demand for service.

•

Retail gas sales were relatively flat compared to last year. In 2008, the gas utility had expensed a $1.3 million settlement (excludes premium) associated with a weather hedge (heating degree collar) as a result of colder-than-normal weather. The gas utility had no weather hedges during 2009.

•

Higher nonregulated energy revenues primarily attributable to higher carrying costs being recognized for the Elm Road Units. Carrying costs during construction of the nonregulated energy projects, related to the equity portion, are recognized over the period of time the costs are recovered in rates.

•

A $0.6 million increase in earnings from our interest in ATC.

•

A decline in the All Other segment is primarily attributable to gains on sales of investments recognized in the year ended December 31, 2008.

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

•

Higher nonregulated energy revenues primarily attributable to higher carrying costs, due to the greater capital investment, recognized for the Elm Road Units. Carrying costs during construction of the nonregulated energy projects, related to the equity portion, are recognized over the period of time the costs are recovered in rates.

•

A $0.7 million increase in earnings from our interest in ATC.

•

$2.9 million in earnings due to interdepartmental interest income recognized as a result of capitalized interest on the Elm Road Units and gains on sales of certain investments.

During 2009, the following events occurred:

ATC: MGE Transco contributed $3.6 million for voluntary capital contributions to ATC for the year ended December 31, 2009. An additional voluntary capital contribution of $0.5 million was made in January 2010.

WCCF: The State of Wisconsin did not exercise its option under the WCCF Joint Ownership Agreement to acquire from us a 45 MW interest in WCCF or to enter into a purchase power agreement for 45 MW of capacity. This option expired in the second quarter of 2009.

Elm Road Construction Claim: As described in Footnote 21, in December 2009, the project contractor for the Elm Road Units settled the claims initially made in December 2008. MGE Energy additional project costs decreased from the original claim of $39 million to $5.4 million. In addition, the project contractor will receive 120 days of schedule relief for Unit 1 and 60 days for Unit 2. Therefore, the guaranteed contract date of September 29, 2009, for Unit 1 was extended to January 27, 2010, and the guaranteed contract date of September 29, 2010, for Unit 2 was extended to November 28, 2010.

Wind Development Rights: In June 2009, MGE Energy, through its subsidiary MAGAEL, LLC, entered into agreements to purchase land development rights, including land option agreements, electrical interconnection rights, wind data, engineering plans, licenses, permits, and governmental approvals for two wind development sites. These wind development rights may potentially be used to develop wind farms in three counties in Iowa with a capacity up to approximately 175 MWs; however, neither MAGAEL nor MGE Energy has any obligation to build any wind generators at these sites.

2009 Fuel Credit: In May 2009, the PSCW approved an interim order authorizing MGE to implement an electric fuel credit, subject to refund with interest at 10.8%. In the year ended December 31, 2009, this fuel credit resulted in a $4.1 million reduction to electric revenues.

2008 Fuel Refund: As a result of lower-than-expected fuel and purchased power costs in 2008, a fuel refund was approved by the PSCW. The PSCW completed their audit and issued a final order in March 2009, which applied a $5.7 million (includes interest) refund to customers' accounts.

2010 Rate Filing: In December 2009, the PSCW authorized MGE to increase 2010 rates for retail electric customers by 3.3% and decrease rates for gas customers by 0.74%. The increase in retail electric rates was primarily driven by costs for MGE's share of the Elm Road Units and transmission reliability enhancements.

During 2010, several items may affect us, including:

•

General economic conditions: Economic conditions both inside and outside our service area are expected to continue to affect the level of demand for our utility services and may affect the collection of our accounts receivable and the creditworthiness of counterparties with whom we do business.

•

Credit Agreements: We have in place lines of credit aggregating $195 million for MGE Energy (including MGE) and $75 million for MGE to address our liquidity needs. Of the lines for MGE, $20 million expires in March 2010 and $55 million expires in December 2010. We do not expect any difficulties in replacing these lines of credit. Of the lines for MGE Energy, $40 million expires in August 2010 and $80 million expires in December 2010. MGE Energy's lines of credit have been used to help finance the Elm Road Units. Since a majority of Elm Road has been financed, the levels of credit needed in 2010 are expected to be lower. However, we expect that the borrowing costs will be higher under the replacement facilities than under the lines that expire in December 2010.

•

Elm Road Units: On February 2, 2010, Elm Road Unit 1 entered commercial operation, and Elm Road Unit 2 is expected to enter commercial operation in August 2010. On February 4, 2010, our subsidiary, MGE Power Elm Road, which owns an ownership interest in those Units, issued $50 million of its 5.04% senior secured notes. The proceeds of those notes were used to repay borrowings under our credit facilities. As a result, our outstanding borrowings and our borrowing needs are expected to be lower during 2010.

•

Smart Grid Investment Grant: MGE has been awarded a $5.5 million grant for smart grid technology from the U.S. Department of Energy (DOE) under the federal stimulus program. The DOE grant requires MGE to match 50% bringing the total cost to more than $11 million. The projects are expected to begin in early 2010.

•

Environmental Initiatives: There is proposed legislation, rules and initiatives involving matters related to air emissions, water effluent and greenhouse gases, all of which affect generation plant capital expenditures and operating costs as well as future operational planning. Such legislation could significantly affect the costs of owning and operating fossil-fueled generating plants, such as Columbia and Elm Road, from which we derive approximately 29% of our electricity generating capacity. We would expect to seek recovery on any such costs in rates; however, it is difficult to estimate the amount of such costs due to the uncertainty as to the timing and form of the legislation and regulations, and the scope and time of the recovery of costs in rates.

The following discussion is based on the business segments as discussed in Footnote 23.

Results of Operations

Year Ended December 31, 2009, Versus the Year Ended December 31, 2008

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the periods indicated:

	Revenues			Sales
(In thousands, except cooling degree days)	2009	2008	% Change	2009	2008	% Change
Residential	$109,788	$117,241	(6.4)%	772,724	810,414	(4.7)%
Commercial	176,231	186,910	(5.7)%	1,765,831	1,838,080	(3.9)%
Industrial	16,906	19,463	(13.1)%	253,590	273,657	(7.3)%
Other - retail/municipal	31,010	31,685	(2.1)%	402,994	405,008	(0.5)%
Total retail	333,935	355,299	(6.0)%	3,195,139	3,327,159	(4.0)%
Sales for resale	2,086	5,303	(60.7)%	14,993	53,733	(72.1)%
Other revenues	(3,697)	(14,640)	74.7%	-	-	-
Total	$332,324	$345,962	(3.9)%	3,210,132	3,380,892	(5.1)%

Cooling degree days (normal 626)				368	538	(31.6)%

Electric operating revenues decreased $13.6 million or 3.9% for the year ended December 31, 2009, due to the following:

(In millions)
Volume	$(13.8)
Rate changes	(7.6)
Sales for resale	(3.2)
Other revenues	11.0
Total	$(13.6)

•

Volume. During the year ended December 31, 2009, there was a 4% decrease in total retail sales volumes when compared to the same period in the prior year, as a result of cooler-than-normal weather. The demand for electricity is affected by weather conditions. According to the National Weather Service, July 2009 was the coolest on record in Madison, where MGE's primary service territory resides. Cooling degree days for 2009 decreased by 32% compared to 2008. Reduced economic activity also contributed to the reduced demand for service.

•

Rates changes. Rates charged to retail customers for the year ended December 31, 2009, were 2.1% or $7.6 million lower than those charged during the same period in the prior year.

On December 18, 2008, under a limited reopener, the PSCW authorized MGE to decrease 2009 rates for retail electric customers by 0.74% or $2.7 million from 2008. The decrease in retail electric rates is driven by a decrease in fuel and purchased power costs, a decrease in costs associated with the Elm Road Units and a decrease in ATC transmission costs. The PSCW also approved deferred accounting for incremental pension and other postretirement benefit costs above the levels currently included in rates.

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

In May 2009, the PSCW approved an interim order authorizing MGE to implement a credit of $0.00204 per kWh, due to a decrease in actual electric fuel costs, when compared to those fuel costs projected in MGE's most recent rate order. During the year ended December 31, 2009, $4.1 million had been credited to electric customers. See "Other revenues" discussion below for more information on this interim order.

In 2008, the PSCW approved a $0.00239 per kWh interim fuel surcharge subject to refund, with interest, on MGE's electric rates to cover increased fuel and purchased power expenses. For the year ended December 31, 2008, this interim surcharge resulted in a $5.1 million increase to electric rates. See "Other revenues" below for additional information on this interim fuel surcharge.

31

•

Sales for resale. Sales for resale represent wholesale sales made to third parties who are not ultimate users of the electricity. These sales may include spot market transactions on the markets operated by MISO or PJM. These sales may also include bilateral sales to other utilities or power marketers. Generating units are dispatched by MISO based on cost considerations as well as reliability of the system. Sales for resale typically occur when MGE has more generation and purchases online than is needed for its own system demand. The excess electricity is then sold to others in the market. For the year ended December 31, 2009, sales for resale decreased $3.2 million when compared to the same period in the prior year, reflecting decreased opportunities for sales.

•

Other revenues. Other electric revenues increased $11.0 million for the year ended December 31, 2009, compared to the same period in the prior year.

As a result of the refund provision in the May 2008 interim fuel surcharge order, MGE recognized an estimated refund to customers totaling $5.5 million during the year ended December 31, 2008, and reflected this reduction in other electric revenues. During the year ended December 31, 2009, MGE recorded $5.5 million in other electric revenues to offset the impact of the 2008 fuel refund.

Also included in other revenues for the year ended December 31, 2009, is a $0.3 million projected refund which was accrued related to the May 2009 interim order.

Other electric revenues reflect the elimination of WCCF and Elm Road carrying costs that were collected in electric rates, which are recognized as nonregulated energy operating revenues in our Nonregulated Energy Operations segment. The amount eliminated was $10.7 million and $11.0 million for the years ended December 31, 2009 and 2008, respectively.

Electric fuel and purchased power

As a result of more favorable prices for purchased power as compared to internal generation, power purchases were increased, and internal generation reduced, causing fuel for electric generation to decrease and purchased power expense to increase.

The expense for fuel for electric generation decreased $17.9 million or 32.6% during the year ended December 31, 2009, compared to the same period in the prior year. This decrease in expense reflects a $12.8 million decrease related to the lower electric generation and a $5.1 million decrease related to fuel cost.

Purchased power expense increased by $10.4 million or 14.0% during the year ended December 31, 2009, compared to the same period in the prior year. This increase in expense reflects an $18.2 million or 27.3% increase in the volume of power purchased offset by a $7.8 million or 10.5% decrease in the per-unit cost of purchased power.

Electric operating and maintenance expenses

Electric operating and maintenance expenses decreased $4.6 million during the year ended December 31, 2009, compared to the same period in 2008. The following changes contributed to the net change:

(In millions)
Decreased production costs	$(2.8)
Decreased maintenance expenses	(2.2)
Decreased customer accounts costs	(0.6)
Decreased distribution costs	(0.3)
Decreased general and administrative costs	(0.2)
Increased transmission costs	1.5
Total	$(4.6)

For the year ended December 31, 2009, production costs and maintenance costs decreased due to lower internal generation, compared to the same period in the prior year. In addition, customer accounts costs decreased due to lower uncollectible accounts expense. Transmission costs increased primarily due to network service fees pertaining to ATC.

Electric depreciation expense

Electric depreciation expense increased $1.4 million for the year ended December 31, 2009, compared to the same period in the prior year as a result of additional electric plant assets.

Gas Utility Operations - MGE Energy and MGE

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class during each of the periods indicated:

(In thousands, except HDD and average rate per therm of retail customer)	Revenues			Therms Delivered
	2009	2008	% Change	2009	2008	% Change
Residential	$105,624	$130,012	(18.8)%	95,718	100,014	(4.3)%
Commercial/industrial	81,335	106,582	(23.7)%	111,276	107,329	3.7%
Total retail	186,959	236,594	(21.0)%	206,994	207,343	(0.2)%
Gas transportation	2,903	2,903	0.0%	37,611	37,053	1.5%
Other revenues	2,472	3,101	(20.3)%	-	-	-
Total	$192,334	$242,598	(20.7)%	244,605	244,396	0.1%
Heating degree days (normal 7,107)				7,357	7,716	(4.7)%
Average rate per therm of retail customer	$0.903	$1.141	(20.9)%

Gas revenues decreased $50.3 million or 20.7% for the year ended December 31, 2009. These changes are related to the following factors:

(In millions)
Gas costs/rates	$(49.3)
Transportation and other effects	(0.7)
Gas deliveries	(0.3)
Total	$(50.3)

•

Gas costs/rates. The average retail rate per therm for the year ended December 31, 2009, decreased 20.9% compared to the same period in 2008. The primary contributor to this decrease is significantly lower natural gas costs.

•

Transportation and other revenues. Transportation and other revenues decreased a total of $0.7 million primarily due to a decrease in income realized under the GCIM.

Under MGE's GCIM, if actual gas commodity savings and capacity release revenues are above or below a benchmark set by the PSCW, then MGE's gas sales service customers and shareholders share in any increased costs or savings per percentages set by the PSCW. For the year ended December 31, 2009 and 2008, shareholders received the benefit of $1.9 million and $2.4 million, respectively, from capacity release revenues and commodity savings under the GCIM.

Cost of gas sold

For the year ended December 31, 2009, cost of gas sold decreased by $48.5 million, compared to the same period in the prior year. The cost per therm of natural gas decreased 27.6% which resulted in $46.9 million of reduced expense. In addition, a 0.9% decrease in the volume of gas purchased resulted in $1.6 million less expense.

Gas operating and maintenance expenses

Gas operating and maintenance expenses decreased $1.7 million for the year ended December 31, 2009, compared to the same period a year ago. The following changes contributed to the net change.

(In millions)	2009
Decreased customer accounts costs	$(0.7)
Decreased distribution costs	(0.3)
Decreased maintenance costs	(0.3)
Decreased general and administrative costs	(0.2)
Decreased production costs	(0.1)
Decreased customer service costs	(0.1)
Total	$(1.7)

Customer accounts costs decreased due to lower uncollectible accounts expense.

Gas depreciation expense

Gas depreciation expense increased $0.4 million for the year ended December 31, 2009, compared to the same period in the prior year as a result of additional gas plant assets.

Other Income (deductions), Net

Other income, net for the gas and electric segments increased $1.6 million for the year ended December 31, 2009, compared to the same period in the prior year. In 2008, the gas utility had expensed a $1.5 million settlement (includes premium) associated with a weather hedge (heating degree collar) as a result of colder-than-normal weather. The gas utility had no weather hedges during 2009. In addition, charitable contributions decreased by $1.5 million for the year ended December 31, 2009, compared to the prior year. Offsetting this change is a $0.8 million pretax gain on investments recognized in 2008 and a $0.4 million reduction in AFUDC-equity for the year ended December 31, 2009, compared to the prior year.

Nonregulated Energy Operations - MGE Energy and MGE

Nonregulated energy operating revenues

Operating revenues from nonregulated energy operations increased $1.7 million for the year ended December 31, 2009, when compared to the same period in the prior year. Operating revenues from nonregulated energy operations for both the year ended December 31, 2009 and 2008, include $14.9 million in interdepartmental revenues related to a leasing arrangement between MGE and MGE Power West Campus. Upon consolidation, these interdepartmental revenues are eliminated.

MGE also received approval from the PSCW to collect carrying costs expected to be incurred by MGE Power Elm Road during construction of the Elm Road Units. MGE estimates that the total carrying costs on the Elm Road Units will be approximately $59.5 million. A portion of this amount is being recognized over the period recovered in rates and a portion is being deferred and will be recognized over the period in which the Units are depreciated. See Footnote 21 for additional information regarding these carrying charges. For the year ended December 31, 2009 and 2008, MGE Power Elm Road recognized $8.1 million and $6.4 million, respectively, related to carrying costs on the Elm Road Units.

Nonregulated energy interest expense, net

For the year ended December 31, 2009 and 2008, interest expense, net at the nonregulated energy operations segment was $2.7 million and $2.6 million, respectively. Interest expense at the nonregulated energy segment for both the year ended December 31, 2009 and 2008, includes $2.8 million in interest expense incurred on $50 million of long-term, fixed-rate borrowings at MGE Power West Campus.

Also included in the nonregulated interest expense is interdepartmental interest expense and capitalized interest at MGE Power Elm Road. During the year ended December 31, 2009 and 2008, MGE Power Elm Road was charged $3.4 million and $4.8 million, respectively, in interest expense by Corporate on funds borrowed for the Elm Road Units. This expense is eliminated upon consolidation for MGE Energy only. The interest expense at MGE Power Elm Road is offset by $3.4 million and $4.8 million, respectively, in capitalized interest.

During the year ended December 31, 2009 and 2008, MGE Power Elm Road recorded $0.1 million in interest income on cash advanced to ERS for construction of transmission equipment and work done by ATC related to the Elm Road Units.

Transmission Investment Operations - MGE Energy and MGE

Transmission investment other income

For the year ended December 31, 2009 and 2008, other income at the transmission investment segment was $8.2 million and $7.2 million, respectively. The transmission investment segment holds our interest in ATC, and its income reflects our equity in the earnings of ATC. See Footnote 4.b for additional information concerning ATC and summarized financial information regarding ATC.

All Other - MGE Energy

All other - other income

Other income in the all other segment decreased $2.4 million for the year ended December 31, 2009, compared to the same period in the prior year primarily due to a $2.5 million pretax gain on investments recognized in the prior year.

All other interest income, net

All other interest income, net for the year ended December 31, 2009 and 2008, was $2.8 million. Interest income for the year ended December 31, 2009, represents $3.4 million in interdepartmental interest income from MGE Power Elm Road, partially offset by $0.6 million in interest expense on short-term debt. Interest income for the year ended December 31, 2008, represents $4.8 million in interdepartmental interest income from MGE Power Elm Road, partially offset by $2.0 million in interest expense on short-term debt. The interdepartmental interest income is eliminated upon consolidation.

Consolidated Other General Taxes

MGE Energy's and MGE's other general taxes increased $1.1 million or 6.3% for the year ended December 31, 2009, when compared to the same period in 2008, due to increased Wisconsin license fee tax. The annual license fee tax expense is based on the prior year's adjusted operating revenues. Tax rates have not increased.

Consolidated Income Taxes

MGE Energy's effective income tax rate for the year ended December 31, 2009, is 35.6% compared to 35.5% for the same period in 2008. MGE's effective income tax rate for the year ended December 31, 2009, is 35.4% compared to 35.2% for the same period in the prior year. The effective income tax rate differences for both MGE Energy and MGE for 2009 compared to 2008 are insignificant, as the effective income tax rate components are substantially equivalent.

Under 2009 Wisconsin Act 2, effective for years beginning on or after January 1, 2009, Wisconsin requires corporations to use combined reporting to compute their Wisconsin income for income tax purposes. Formerly, Wisconsin law required each corporation in a combined group to file separate returns. The combined reporting statute in Wisconsin did not have a significant impact on the effective income tax rates of MGE Energy and MGE.

For 2009 tax return purposes, MGE Energy and MGE will change its income tax methods of accounting for repairs based on current Treasury Regulations and case law. The change in income tax methods of accounting involves, among other things, identification of appropriate units of property for repair work and computation of a cumulative one-time tax deduction able to be claimed in 2009. The effect on the 2009 financial statements of the cumulative adjustment is an increase to deferred tax expense and a corresponding decrease in the current tax provision in the amount of about $9.2 million. The tax method change did not have an impact on income before income tax expense in the income statements of MGE Energy and MGE.

Noncontrolling Interest, Net of Tax

The noncontrolling interest, net of tax, reflects the accounting required for MGE Energy's interest in the WCCF and Elm Road Units. MGE Energy owns 100% of MGE Power West Campus and MGE Power Elm Road; however, due to the leasing arrangements for these projects with MGE, the entities are considered VIEs and their results are consolidated with those of MGE, the primary beneficiary of the VIEs. Also included in noncontrolling interest, net of tax, is MGE Energy's interest in MGE Transco.

For the year ended December 31, 2009, MGE Energy (through its wholly owned subsidiary MGE Power) earned $7.6 million and $4.9 million, net of tax, for its interest in MGE Power West Campus and MGE Power Elm Road, respectively. Additionally, MGE Energy earned $1.5 million, net of tax, for its interest in MGE Transco. These amounts are recorded as noncontrolling interest expense, net of tax, on MGE's consolidated statement of income.

For the year ended December 31, 2008, MGE Energy (through its wholly owned subsidiary MGE Power) had earned $7.6 million and $3.9 million, net of tax, for its interest in MGE Power West Campus and MGE Power Elm Road, respectively. Additionally, MGE Energy had earned $0.8 million, net of tax, for its interest in MGE Transco. These amounts are recorded as noncontrolling interest expense, net of tax, on MGE's consolidated statement of income.

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

Rates changes. Rates charged to retail customers for the year ended December 31, 2008, were 7.8% or $25.7 million higher than those charged during the same period in the prior year. This increase includes a 4.8% rate increase authorized by the PSCW as well as the surcharge described below.

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

On December 18, 2008, under a limited reopener, the PSCW authorized MGE to decrease 2009 rates for retail electric customers by 0.74% or $2.7 million from 2008. The decrease in retail electric rates is driven by a decrease in fuel and purchased power costs, decrease in costs associated with the Elm Road Units and a decrease in ATC transmission costs. The PCSW also approved deferred accounting for incremental pension and other postretirement benefit costs above the levels currently included in rates.

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

During the year ended December 31, 2007, other electric revenues included a $2.3 million (excludes interest) upward adjustment to offset the impact on overall electric revenues for the 2006 fuel refund provided to customers in April 2007. Note that this refund was accrued in revenues during 2006, and was returned to customers via a reduction in rates in April 2007. See "Rate changes" above for more information on this refund.

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

Electric depreciation expense

Depreciation expense at the electric segment increased by $6.4 million for the year ended December 31, 2008, when compared to the same period in the prior year. This increase is related to higher levels of electric assets, including the Top of Iowa III wind-powered electric generating facility, which was placed in service in the first quarter of 2008. Also contributing to the increase is the accelerated depreciation of certain Blount assets. For additional information on the Blount accelerated depreciation, see Footnote 19.

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

Nonregulated Energy Operations - MGE Energy and MGE

Nonregulated energy operating revenues

Operating revenues from nonregulated energy operations increased $2.3 million for the year ended December 31, 2008, when compared to the same period in the prior year. Operating revenues from nonregulated energy operations for both the years ended December 31, 2008 and 2007 include $14.9 million in interdepartmental revenues related to a leasing arrangement between MGE and MGE Power West Campus, which commenced on April 26, 2005. Upon consolidation, these interdepartmental revenues are eliminated.

MGE also received approval from the PSCW to collect carrying costs expected to be incurred by MGE Power Elm Road during construction of the Elm Road Units. MGE estimates that the total carrying costs on the Elm Road Units will be $61.3 million. A portion of this amount is being recognized over the period recovered in rates and a portion is being deferred and will be recognized over the period in which the Units are depreciated. For the years ended December 31, 2008 and 2007, MGE Power Elm Road recognized $6.4 million and $4.1 million, respectively, related to carrying costs on the Elm Road Units.

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

Also included in the nonregulated interest expense is interdepartmental interest expense and capitalized interest at MGE Power Elm Road. During the year ended December 31, 2008 and 2007, MGE Power Elm Road was charged $4.8 million and $3.9 million, respectively, in interest expense by Corporate on funds borrowed for the Elm Road Units. This expense is eliminated upon consolidation for MGE Energy only. The interest expense at MGE Power Elm Road is offset by $4.8 million and $3.9 million, respectively, in capitalized interest. MGE Power Elm Road is capitalizing interest on the Elm Road Units.

During the years ended December 31, 2008 and 2007, MGE Power Elm Road recorded $0.1 million and $0.2 million, respectively, in interest income on cash advanced to Elm Road Services, LLC for construction of transmission equipment and work done by ATC related to the Elm Road project.

Transmission Investment Operations - MGE Energy and MGE

For the years ended December 31, 2008 and 2007, other income at the transmission investment segment was $7.2 million and $6.0 million, respectively. The transmission investment segment holds our interest in ATC, and its income reflects our equity in the earnings of ATC. See Footnote 4.b for additional information concerning ATC and summarized financial information regarding ATC.

All Other - MGE Energy

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

Noncontrolling Interest, Net of Tax

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

Liquidity and Capital Resources

Cash Flows

The following summarizes cash flows for MGE Energy and MGE during the twelve months ended 2009, 2008, and 2007:

	MGE Energy			MGE
(In thousands)	2009	2008	2007	2009	2008	2007
Cash provided by/(used for):
Operating activities	$117,909	$74,712	$76,586	$121,264	$74,307	$78,542
Investing activities	(79,975)	(104,282)	(134,791)	(78,344)	(106,849)	(134,137)
Financing activities	(37,336)	29,887	58,991	(41,764)	32,001	56,208

Cash Provided by Operating Activities

MGE Energy

MGE Energy's consolidated net cash provided by operating activities is derived mainly from the electric and gas operations of its principal subsidiary, MGE.

2009 vs. 2008

Cash provided by operating activities for the twelve months ended December 31, 2009, was $117.9 million, an increase of $43.2 million when compared to the same period in the prior year primarily due to working capital changes.

Working capital accounts resulted in $12.6 million in cash provided by operating activities for the twelve months ended December 31, 2009, compared to $32.2 million in cash used for operating activities during the same period in the prior year. The increase in cash provided by working capital accounts is primarily attributable to decreased inventory (due to lower natural gas costs), lower accounts receivable (due to lower sales and commodity costs), and reduced collateral postings in the derivative portfolio.

MGE Energy's net income decreased $1.8 million for the twelve months ended December 31, 2009, when compared to the same period in the prior year.

Cash flows related to tax effects increased $9.1 million for the twelve months ended December 31, 2009, compared to the twelve months ended December 31, 2008, primarily due to tax depreciation differences associated with bonus depreciation and the income tax methodology change for accounting of repairs.

Pension contribution resulted in an additional $7.6 million in cash used by operating activities for the twelve months ended December 31, 2009, when compared to the same period in the prior year. These contributions were made to comply with the Employee Retirement Income Security Act (ERISA) and the Pension Protection Act of 2006, and additional contributions were at management's discretion. See Footnote 13 for further discussion of MGE Energy's Pension and Other Postretirement Benefits.

2008 vs. 2007

Cash provided by operating activities for the twelve months ended December 31, 2008, was $74.7 million, a decrease of $1.9 million when compared to the same period in the prior year primarily as a result of changes in working capital.

Working capital accounts resulted in $32.2 million in cash used by operating activities for the twelve months ended December 31, 2008, compared to $9.2 million in cash used by operating activities during the same period in the prior year. Contributing to this change is a higher receivable – margin account balance as a result of additional margin calls associated with MGE Energy's financial and hedging instruments and a higher balance of stored natural gas.

MGE Energy's net income increased $3.9 million for the twelve months ended December 31, 2008, when compared to the same period in the prior year.

Depreciation for the twelve months ended December 31, 2008, was $39.3 million compared to $32.2 million in the same period in the prior year. This increase is primarily attributable to higher levels of assets, including the Top of Iowa III wind-powered electric generating facility, which was placed in service in the first quarter of 2008 as well as accelerated depreciation of certain Blount assets. For additional information on the Blount accelerated depreciation, see Footnote 19. Depreciation expense associated with Top of Iowa III and the Blount accelerated depreciation is being recovered in rates.

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

During the twelve months ended December 31, 2008, MGE Energy's other noncurrent items, net contributed to $6.0 million of operating inflows compared to $1.8 million of operating outflows for the twelve months ended December 31, 2007. Factors contributing to this change include regulatory assets for the conservation costs, debt related costs and Elm Road Units related costs, which are recovered through rates.

MGE

2009 vs. 2008

Cash provided by operating activities for the twelve months ended December 31, 2009, was $121.3 million, an increase of $47.0 million when compared to the same period in the prior year primarily due to working capital changes.

Working capital accounts resulted in $17.8 million in cash provided by operating activities for the twelve months ended December 31, 2009, compared to $33.7 million in cash used for operating activities during the same period in the prior year. The increase in cash provided by working capital accounts is primarily attributable to decreased inventory (due to lower natural gas costs), lower accounts receivable (due to lower sales and commodity costs), and reduced collateral postings in the derivative portfolio.

Net income decreased $1.7 million for the twelve months ended December 31, 2009, when compared to the same period in the prior year.

Cash flows related to tax effects increased $8.1 million for the twelve months ended December 31, 2009, compared to the twelve months ended December 31, 2008, primarily due to tax depreciation differences associated with bonus depreciation and the income tax methodology change for accounting of repairs.

Pension contribution resulted in an additional $7.6 million in cash used by operating activities for the twelve months ended December 31, 2009, when compared to the same period in the prior year. These contributions were made to comply with the Employee Retirement Income Security Act (ERISA) and the Pension Protection Act of 2006, and additional contributions were at management's discretion. See Footnote 13 for further discussion of MGE Energy's Pension and Other Postretirement Benefits.

2008 vs. 2007

Cash provided by operating activities for the twelve months ended December 31, 2008, was $74.3 million, a decrease of $4.2 million when compared to the same period in the prior year primarily as a result of changes in working capital.

Working capital accounts resulted in $33.7 million in cash used by operating activities for the twelve months ended December 31, 2008, compared to $7.6 million in cash used by operating activities during the same period in the prior year. Contributing to this change is a higher receivable – margin account balance as a result of additional margin calls associated with MGE's financial and hedging instruments and a higher balance of stored natural gas.

MGE's net income increased $0.5 million for the twelve months ended December 31, 2008, when compared to the same period in the prior year.

Depreciation for the twelve months ended December 31, 2008, was $39.3 million compared to $32.2 million in the same period in the prior year. This increase is primarily attributable to higher levels of assets, including the Top of Iowa III wind-powered electric generating facility, which was placed in service in the first quarter of 2008 as well as accelerated depreciation of certain Blount assets. For additional information on the Blount accelerated depreciation, see Footnote 19. Depreciation expense associated with Top of Iowa III and the Blount accelerated depreciation is being recovered in rates.

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

During the twelve months ended December 31, 2008, MGE's other noncurrent items, net contributed to $6.0 million of operating inflows compared to $2.0 million of operating outflows for the twelve months ended December 31, 2007. Factors contributing to this change include regulatory assets for the conservation costs, debt related costs and Elm Road Units related costs.

Capital Requirements and Investing Activities

MGE Energy

2009 vs. 2008

MGE Energy's cash used for investing activities decreased $24.3 million for the twelve months ended December 31, 2009, when compared to the same period in the prior year.

Capital expenditures for the twelve months ended December 31, 2009, were $77.9 million. This amount represents a $27.8 million decrease from the expenditures made in the same period in the prior year. This decrease is related to lower construction activity of $22.8 million related to the Elm Road Units and a $7.8 million decrease of capital expenditures due to the completion in February 2008 of the Top of Iowa III wind generation project. These decreases were partially offset by an increase of $3.1 million in other utility capital expenditures.

During the twelve months ended December 31, 2009, MGE Energy received cash proceeds from the sale of equity investments of $0.1 million compared to the $3.6 million received for the same period in the prior year.

2008 vs. 2007

MGE Energy's cash used for investing activities decreased $30.5 million for the twelve months ended December 31, 2008, when compared to the same period in the prior year.

Capital expenditures for the twelve months ended December 31, 2008, were $105.8 million. This amount represents a $30.5 million decrease from the expenditures made in the same period in the prior year. This decrease is related to decreased construction activity for the Top of Iowa III wind generation project of $28.5 million and a decrease of $3.1 million for capital expenditures related to the Elm Road Units. These decreases were partially offset by increased construction activity in other utility capital expenditures of $1.2 million.

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

MGE

2009 vs. 2008

MGE's cash used for investing activities decreased $28.5 million for the twelve months ended December 31, 2009, when compared to the same period in the prior year.

Capital expenditures for the twelve months ended December 31, 2009, were $77.9 million. This amount represents a $27.8 million decrease from the expenditures made in the same period in the prior year. This decrease is related to lower construction activity of $22.8 million related to the Elm Road Units and a $7.8 million decrease of capital expenditures due to the completion in February 2008 of the Top of Iowa III wind generation project. These decreases were partially offset by an increase of $3.1 million in other utility capital expenditures.

During the twelve months ended December 31, 2009, MGE did not receive cash proceeds from the sale of equity investments compared to the $1.1 million received for the same period in the prior year.

2008 vs. 2007

MGE's cash used for investing activities decreased $27.3 million for the twelve months ended December 31, 2008, when compared to the same period in the prior year.

Capital expenditures for the twelve months ended December 31, 2008, were $105.8 million. This amount represents a $30.5 million decrease from the expenditures made in the same period in the prior year. This decrease is related to decreased construction activity for the Top of Iowa III wind generation project of $28.5 million and a decrease of $3.1 million for capital expenditures related to the Elm Road Units. These decreases were partially offset by increased construction activity for other utility capital expenditures of $1.2 million.

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

Capital expenditures

The following table shows MGE Energy's budgeted capital expenditures for 2010 and actual capital expenditures for both 2009 and 2008:

(In thousands) For the years ended December 31,	2010	2009	2008
	(Budget)	(Actual)	(Actual)
Electric	$46,240	$37,014	$47,033
Gas	17,560	13,734	8,441
Utility plant total	63,800	50,748	55,474
Nonregulated	12,777	27,181	50,303
MGE Energy total	$76,577	$77,929	$105,777

MGE Energy intends to fund any remaining capital commitments for the Elm Road Units with funds generated from normal operations, the issuance of long-term debt, and short-term debt. MGE Energy's and MGE's liquidity is primarily affected by their construction requirements. On February 4, 2010, MGE Power Elm Road issued $50 million of its 5.04% senior secured notes due 2040, the proceeds of which were used to repay short-term debt. MGE Energy's major 2009 capital projects include Elm Road. During 2009, $27.2 million in capital expenditures were incurred for the construction of the Elm Road Units. Included in this amount is $3.4 million of interest capitalized.

As of December 31, 2009, MGE Power Elm Road's remaining capital commitments for the Elm Road Units are estimated to be $12.0 million. Based on current forecasts, capital expenditures for this project are expected to be $11.7 million in 2010 and $0.3 million in 2011. These amounts may change as a result of modifications to the project cost estimate or timing differences. See Footnote 21a for additional information.

MGE Energy used funds received as dividend payments from MGE Power West Campus as well as short and long-term external financing to meet its 2009 capital requirements and cash obligations, including dividend payments. External financing included short-term financing under existing lines of credit and proceeds from equity issued under the Stock Plan.

Financing Activities

MGE Energy

2009 vs. 2008

Cash used for MGE Energy's financing activities was $37.3 million for the twelve months ended December 31, 2009, compared to $29.9 million of cash provided by MGE Energy's financing activities for the twelve months ended December 31, 2008.

MGE Energy received $6.3 million and $31.0 million in cash proceeds as the result of stock issued pursuant to the Stock Plan during the twelve months ended December 31, 2009 and 2008, respectively.

As of June 1, 2009, MGE Energy is purchasing stock in the open market for its Stock Plan rather than issuing new shares. All MGE Energy common stock shares under the Stock Plan are sold pursuant to a registration statement that has been filed with the SEC and is currently effective.

For the twelve months ended December 31, 2009, dividends paid were $33.7 million compared to $31.8 million for same period in the prior year. This increase was a result of higher dividend per share ($1.46 vs. $1.43) and an increase in the number of shares outstanding.

For the twelve months ended December 31, 2009, net short-term debt repayments were $10.0 million compared to net short-term borrowings of $21.0 million for the same period in the prior year. An additional $50.0 million of short-term debt was reclassified as long-term debt for the twelve months ended December 31, 2009.

In the twelve months ended December 31, 2008, MGE Energy repaid $30.0 million of long-term debt and issued $40.0 million of long-term debt.

2008 vs. 2007

Cash provided by MGE Energy's financing activities was $29.9 million for the twelve months ended December 31, 2008, compared to $59.0 million for the twelve months ended December 31, 2007. MGE Energy's major capital expenditures (Top of Iowa III wind project and Elm Road Units) were primarily funded with short-term debt, the issuance of common stock and additional long-term debt.

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

MGE

2009 vs. 2008

During the twelve months ended December 31, 2009, cash used for MGE's financing activities was $41.8 million compared to $32.0 million of cash provided by MGE's financing activities in the same period in the prior year.

For the twelve months ended December 31, 2009, net short-term debt repayments were $17.5 million compared to $10.0 million for the same period in the prior year.

Dividends paid from MGE to MGE Energy were $19.3 million for the twelve months ended December 31, 2009. No cash dividends were paid from MGE to MGE Energy for the twelve months ended December 31, 2008.

Equity contributions received by noncontrolling interest decreased $34.0 million as a result of MGE Power Elm Road requiring less funding for construction of property, plant and equipment. This decrease is slightly offset by $4.2 million of affiliate financing on the Elm Road Units received in the twelve months ended December 31, 2009.

In the twelve months ended December 31, 2008, MGE repaid $30.0 million of long-term debt and issued $40.0 million of long-term debt.

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

Dividend Restrictions

Dividend payments by MGE to MGE Energy are subject to restrictions arising under a PSCW rate order and, to a lesser degree, MGE's first mortgage bonds. The PSCW order limits the amount of dividends that MGE may pay MGE Energy when its common equity ratio, calculated in the manner used in the rate proceeding, is less than 55%. Under those circumstances, MGE may not pay dividends in excess of $31.4 million and $26.8 million for 2009 and 2008, respectively, plus dividends on shares issued in excess of the shares issued in the rate proceeding forecast if the proceeds are invested in MGE. MGE's thirteen month rolling average common equity ratio at December 31, 2009 and 2008, is estimated to be 57.5% and 50.4%, respectively, as determined under the calculation used in the rate proceeding. MGE was not restricted from paying cash dividends in 2009. Cash dividends paid to MGE Energy were reduced in 2009 and 2008 in order to build additional common stock equity in MGE. In 2009, $19.3 million cash dividends were paid to MGE Energy. MGE paid no cash dividends to MGE Energy in 2008. The rate proceeding calculation includes as indebtedness imputed amounts for MGE's outstanding purchase power capacity payments and other PSCW adjustments, but does not include the indebtedness associated with MGE Power West Campus, which is consolidated into MGE's financial statements and will not include the indebtedness associated with MGE Power Elm Road, which will be consolidated into MGE's financial statements.

MGE has covenanted with the holders of its first mortgage bonds not to declare or pay any dividend or make any other distribution on or purchase any shares of its common stock unless, after giving effect thereto, the aggregate amount of all such dividends and distributions and all amounts applied to such purchases, after December 31, 1945, shall not exceed the earned surplus (retained earnings) accumulated subsequent to December 31, 1945. As of December 31, 2009, approximately $229.0 million was available for the payment of dividends under this covenant.

Credit Facilities

At December 31, 2009, MGE Energy and MGE had the following aggregate bank commitments and available capacity under the credit agreements and the indicated amounts of outstanding commercial paper:

Borrower	Aggregate Bank Commitments	Outstanding Commercial Paper	Outstanding Borrowings	Available Capacity	Expiration Date
	(Dollars in millions)
MGE Energy	$80.0	$ --	$80.0	$ --	December 21, 2010
	$40.0	$ --	$1.0	$39.0	August 27, 2010

MGE	$55.0	$33.5	$ --	$21.5	December 21, 2010
	$20.0	$ --	$ --	$20.0	March 30, 2010

Borrowings under each credit agreement may bear interest at a rate that floats daily based upon a prime rate or at a rate fixed for a specified interest period based upon a LIBOR-based index, plus an adder. In the case of the LIBOR-based rates, the adder is based upon the senior unsecured credit rating for MGE and does not exceed 0.075% for the agreements expiring in December 2010, the adder is a flat 1% for the agreement expiring in March 2010, and the adder is a flat 1.5% for the agreement expiring in August 2010. For the agreements expiring in March 2010 and August 2010, the daily floating rate is, in effect, subject to a floor of a LIBOR-based rate plus 1%.

Our current credit agreements expire during 2010. We do not expect any difficulties in renewing or replacing these lines of credit. MGE Energy's lines of credit have been used to help finance the Elm Road Units. Since a majority of Elm Road has been financed, the levels of credit needed in 2010 are expected to be lower. However, we expect that the borrowing costs will be higher under the replacement facilities than under the lines that expire in December 2010.

The agreements require the borrower to maintain a ratio of consolidated debt to consolidated total capitalization not to exceed a maximum of 65%. The ratio calculation excludes assets, liabilities, revenues and expenses included in MGE's financial statements as a result of the consolidation of VIEs, such as MGE Power West Campus and MGE Power Elm Road. At December 31, 2009, the ratio of consolidated debt to consolidated total capitalization for each of MGE Energy and MGE were 43.5% and 39.6%, respectively. See Footnote 10, for additional information regarding the credit facilities.

Capitalization Ratios

MGE Energy's capitalization ratios were as follows:

	MGE Energy
	2009	2008
Common shareholders' equity	56.4%	54.7%
Long-term debt*	36.3%	31.1%
Short-term debt	7.3%	14.2%
*Includes the current portion of long-term debt.

Credit Ratings

The following table shows MGE's current credit ratings. The ratings presented reflect the current views of these rating agencies and are subject to change. MGE Energy is not rated because it has not issued any debt securities.

	Standard & Poor's	Moody's
First Mortgage Bonds	AA-	Aa2
Unsecured debt	AA-	Aa3
Commercial paper	A1+	P1

On November 12, 2009, Standard and Poor's reaffirmed MGE's corporate credit rating of AA- and indicated that the rating outlook was stable. In its release, S&P noted that MGE's creditworthiness reflects an excellent business risk profile and an intermediate financial profile that will remain under pressure over the next couple of years due to a heavy capital spending cycle, including construction expenditures and expenditures on environmental initiatives associated with its joint ownership interest in the Columbia coal-fired generating station.

On December 18, 2009, Moody's announced that it had placed MGE's unsecured credit rating (Aa3) under review for possible downgrade. Moody's release indicated that the review will assess the specifics of MGE's recent rate case, its implications for MGE's future performance, and future capital spending requirements. Moody's stated its belief that the outcome of the rating review is likely to be limited to no more than a one notch change in MGE's senior unsecured ratings. Moody's expects the secured rating to remain unchanged at Aa2.

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

Capital and Credit Markets

The uncertainty in the capital and credit markets has adversely affected the United States and global economies during the past year. These events have the potential to create additional risks for businesses, including MGE Energy and MGE, during 2010. MGE Energy and MGE have performed additional analyses to determine the potential impact, if any, of recent market conditions on its financial statements. These analyses and assessments include counterparty creditworthiness, value of our investments, access to liquidity in the capital and credit markets, and exposure to operational risk.

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

Liquidity

The capital markets have recovered from last year's instability and access to capital is not as much of an issue as it was a year ago. MGE Energy and MGE continue to maintain adequate liquidity for its short term needs. MGE Energy's and MGE's liquidity position improved due to the lower natural gas costs. In February 2010, MGE Energy issued $50 million in long term debt and may issue additional long term debt for Elm Road Unit 2 later in 2010. The proceeds from the additional long term debt will be used to pay down MGE Energy's line of credit.

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

Pension

MGE sponsors defined benefit pension plans and postretirement benefits plans for our employees. The oversight on the investments held in the plans is substantial, and we followed established investment policies and practices. Substantial changes in the value of trust fund assets may affect the level of required contributions to these trusts to meet benefit obligations.

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

Contractual Obligations and Commercial Commitments for MGE Energy and MGE

MGE Energy's and MGE's contractual obligations as of December 31, 2009, representing cash obligations that are considered to be firm commitments, are as follows:

(In thousands)		Payment due within:			Due after 5 Years
	Total	1 Year	2-3 Years	4-5 Years
MGE Energy
Long-term debt (a)	$323,500	$1,528	$37,634 (k)	$ 5,116	$ 279,222
Short-term debt (b)	64,500	64,500	-	-	-
Interest expense (c)	287,973	18,148	36,467	34,402	198,956
Operating leases (d)	18,795	2,339	3,785	2,562	10,109
Purchase obligations (e)	608,248	98,284	100,870	93,415	315,679
Other obligations (f)	6,691	2,300	1,470	854	2,067
Purchase obligations - Elm Road (g)	12,011	11,689	322	-	-
Purchase obligations - Environmental (i)	8,526	530	666	666	6,664
Total MGE Energy contractual obligations	$1,330,244	$199,318	$181,214	$137,015	$812,697

MGE
Long-term debt (h)	$273,500	$-	$34,300 (k)	$1,782	$237,418
Short-term debt (j)	33,500	33,500	-	-	-
Interest expense (c)	250,066	15,870	31,741	30,012	172,443
Operating leases (d)	18,795	2,339	3,785	2,562	10,109
Purchase obligations (e)	608,248	98,284	100,870	93,415	315,679
Other obligations (f)	5,846	1,455	1,470	854	2,067
Purchase obligations - Elm Road (g)	12,011	11,689	322	-	-
Purchase obligations - Environmental (i)	8,526	530	666	666	6,664
Total MGE contractual obligations	$1,210,492	$163,667	$173,154	$129,291	$744,380

For additional information about:

(a) Long-term debt consisting of secured first mortgage bonds, unsecured medium-term notes, Industrial Development Revenue Bonds issued by MGE, and private placement debt issued by MGE and MGE Power West Campus. Also included are the $50 million of MGE Power Elm Road notes issued on February 4, 2010, the proceeds of which were used to repay short-term debt. See Footnote 9 of the Notes to Consolidated Financial Statements.

(b) Short-term debt consisting of commercial paper for MGE and borrowings under MGE Energy lines of credit, see Footnote 10 of the Notes to Consolidated Financial Statements.

(c) Amount represents interest expense on long-term facilities. See Footnote 9 of the Notes to Consolidated Financial Statements for further discussion of the long term debt outstanding at December 31, 2009.

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

(f) Other obligations are primarily related to investment commitments, easements, maintenance and service agreements, and fuel credits.

(g) Purchase obligations for MGE Energy and MGE related to contracts for equipment and services related to the construction of Elm Road. See Footnotes 18 and 21 of the Notes to Consolidated Financial Statements.

(h) Long-term debt consisting of secured first mortgage bonds, unsecured medium-term notes, Industrial Development Revenue Bonds issued by MGE, and private placement debt issued by MGE and MGE Power West Campus. See Footnote 9 of the Notes to Consolidated Financial Statements.

(i) Contractual commitments for certain services and capital at the jointly owned Columbia plant that will be acquired to ensure compliance with certain environmental initiatives. Also included is a commitment related to greenhouse gas reduction efforts as a result of a settlement agreement with Clean Wisconsin, Inc. and Sierra Club over the Elm Road Units WPDES permit.

(j) Short-term debt consisting of commercial paper. See Footnote 10 of the Notes to Consolidated Financial Statements.

(k) On April 1, 2012, MGE's $19.3 million, 4.875%, Series B, Industrial Development Revenue Bonds, have a mandatory repurchase date. The actual maturity date for these IRB's is October 1, 2027.

The above amounts do not include any contributions for MGE's pension and postretirement plans. Contributions to the plans for 2010 through 2014 are expected to be between $11.0 million to $13.0 million each year. The contributions for years after 2014 are currently not yet estimated. MGE has adopted the asset smoothing as permitted in accordance with the Pension Protection Act of 2006, including modifications made by WRERA. Due to uncertainties in the future economic performance of plan assets, discount rates, and other key assumptions, estimated contributions are subject to change. MGE may also elect to make additional discretionary contributions.

The above amounts, also, do not include future voluntary capital calls to ATC. On January 29, 2010, MGE Transco made a voluntary $0.5 million capital contribution to ATC. The amount and timing of future voluntary capital calls is uncertain and primarily dependent on the operations and expansion of ATC.

MGE Energy's and MGE's commercial commitments as of December 31, 2009, representing commitments triggered by future events and including financing arrangements to secure obligations of MGE Energy and MGE, and guarantees by MGE, are as follows:

		Expiration within:			Due after 5 Years
(In thousands)	Total	1 Year	2-3 Years	4-5 Years
MGE Energy
Available lines of credit (a)	$195,000	$195,000	$-	$-	$-
Guarantees (b)	3,712	915	1,017	691	1,089

MGE
Available lines of credit (c)	$ 75,000	$75,000	$-	$-	$-
Guarantees (b)	3,712	915	1,017	691	1,089

For additional information about:

(a) Amount includes those facilities discussed in (c) plus two additional line of credits. MGE Energy has available at any time an $80.0 million committed revolving credit agreement, expiring in December 2010, and a $40.0 million revolving credit facility, expiring at August 27, 2010. At December 31, 2009, MGE Energy had borrowed $81.0 million under these credit facilities. Accordingly, MGE Energy's available credit under these credit facilities was $39.0 million at December 31, 2009.

(b) MGE has guaranteed repayment of certain receivables it sold to a financial institution under a chattel paper agreement. See Footnote 18 of the Notes to Consolidated Financial Statements.

(c) Amounts include a $55.0 million committed revolving credit agreement expiring in December 2010, and an additional $20.0 million line of credit that matures on March 30, 2010. Each credit facility is used to support commercial paper issuances. At December 31, 2009, there were no borrowings under either credit facility. At December 31, 2009, there was $33.5 million of commercial paper outstanding.

Blount Station

On January 19, 2006, MGE announced a plan, subject to certain conditions, that includes discontinuing coal use by the end of 2011 at Blount. The plant will continue to run on natural gas but will be reduced from its current approximate 190 MW capacity to 100 MW when coal burning is discontinued. MGE determined that certain employee positions will be eliminated as a result of this exit plan.

In March 2009, MGE received notification from MISO that in order to meet national electric system reliability standards, MGE will need to keep Blount available at full capacity until MISO declares that the 90 MW are no longer needed for system reliability. To comply with the MISO directive, MGE will delay plans for retiring 90 MW of generation equipment at Blount. The transition from burning coal to burning only natural gas will still occur by the end of 2011. After 2011, the entire plant will be operated exclusively on natural gas. MGE is working with MISO to develop a detailed agreement for this continued operation, which among other things will include a mechanism for cost recovery. MGE management also began working on an implementation plan.

MGE has entered into agreements providing severance benefits to employees affected by the exit plan. In May 2009, renegotiated union agreements were ratified and resulted in changes to the involuntary and voluntary severance benefits. Estimated benefits expected to be paid are as follows: $0.1 million in 2010, $0.8 million in 2011, and $0.3 million in 2013.

MGE will recover in rates the costs associated with the discontinuance of coal at Blount. As such, the severance charges for these employees have been deferred and recognized on the consolidated balance sheet of MGE Energy and MGE as a regulatory asset.

In January 2010, MGE announced it will change its primary fuel at Blount from coal to natural gas. Coal will become the secondary fuel at Blount. This switch to natural gas as a primary fuel will occur in March 2010. As a result of this change, certain employee positions will be eliminated and severance benefits will be paid in 2010 totaling $0.4 million. These severance benefits were accelerated into 2010 from 2011, but are expected to be offset by lower payroll charges in 2010.

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

51

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

MGE monitors the reasonableness of the unbilled revenue estimate through the review of ratios such as unbilled electric consumption compared to billed electric sales. In the case of unbilled gas, the estimated unbilled consumption is compared to various other statistics, including percent of gas available for sale, change in unbilled month to month and change in unbilled compared to the prior year in order to confirm its reasonableness.

Allowance for Doubtful Accounts

MGE maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. It determines the allowance based on historical write-off experience, regional economic data, and review of the accounts receivable aging. MGE reviews its allowance for doubtful accounts monthly. Although management believes that the allowance for doubtful accounts is MGE's best estimate of the amount of probable credit losses, if the financial condition of MGE's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

•

Assumed return on assets. This assumption represents the rate of return on plan assets reflecting the average rate of earnings expected on the funds invested (or to be invested) to provide for the benefits included in the projected benefit obligation. For 2009, MGE used an assumed return on assets of 8.5% for pension and 7.39% for other postretirement benefits. The 8.5% annual expected rate of return is based on projected long-term equity and bond returns, maturities and asset allocations. Holding other assumptions constant, for every 1% reduction in the expected rate of return on plan assets, annual pension and other postretirement cost would increase by approximately $1.1 million, before taxes.

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

Accounting for uncertainty in income taxes applies to all tax positions and requires a recognition threshold and measurement standard for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in an income tax return. The threshold is defined for recognizing tax return positions in the financial statements as "more likely than not" that the position is sustainable, based on its merits. Subsequent recognition, derecognition, and measurement is based on management's best judgment given the facts, circumstances and information available at the reporting date.

Accounting for Derivative Instruments

MGE accounts for derivative financial instruments, except those qualifying for the normal purchase normal sale exception, at their fair value on the balance sheet. Fair value is determined using current quoted market prices, except for the ten-year PPA which is valued utilizing an internally-developed pricing model. This model includes observable and unobservable inputs.

MGE received approval from the PSCW to establish a regulatory asset or liability for the deferral of the effects of mark-to-market accounting on contracts related to MGE's regulated operations.

Regulatory Assets/Liabilities

Regulatory assets represent costs that have been deferred to future periods when it is probable that the regulator will allow future recovery of those costs through rates. MGE bases its assessment of recovery on precedents established by the regulatory body. Regulatory liabilities represent previous collections from customers that are expected to be refunded to customers in future periods. Regulatory assets and regulatory liabilities typically include deferral of energy costs, the normalization of income taxes, the deferral of certain operating expenses, and non-ARO removal cost. The accounting for these regulatory assets and liabilities is in accordance with regulatory accounting standards.

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

Asset Retirement Obligation

The ability to reasonably estimate an Asset Retirement Obligation (ARO) is a matter of management judgment, based upon management's ability to estimate a settlement date or range of settlement dates and a method or potential method of settlement of its AROs. In determining whether our AROs could be reasonably estimated, management considers past practices, industry practices, management's intent, and the estimated economic life of the assets. The fair value of the AROs is then estimated using an expected present value technique. Changes in management's assumptions regarding settlement dates, settlement methods, or assigned probabilities could have a material effect on the liability recorded at December 31, 2009, as well as the regulatory asset recorded. The liabilities associated with AROs will be adjusted on an ongoing basis due to the passage of time and revisions to either the timing or the amount of the original estimates of undiscounted cash flows. These adjustments could have a significant impact on the Consolidated Balance Sheets. See Footnote 20 of the Notes to Consolidated Financial Statements for more information regarding AROs.

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

See footnote 22 for discussion of new accounting pronouncements.

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

A summary of actual weather information in the utility segment's service territory during 2009, 2008, and 2007, as measured by degree days, may be found in Results of Operations in this report.

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

Under the electric fuel rules, MGE would be required to make a refund to customers if the fuel rules costs fall outside the lower end of the range and would be allowed to request a surcharge if the fuel rules costs exceeded the upper end of the range. The range is defined by the PSCW and has been modified throughout the years based on market conditions and other relevant factors. Currently, MGE is subject to a plus or minus 2% range. MGE assumes the risks and benefits of variances that are within the 2% bandwidth. For 2009, fuel and purchased power costs included in MGE's base fuel rates are $123.2 million. See Footnote 17 for additional information. MGE's gas segment is governed by the purchased gas adjustment clause (PGA). Under the PGA, MGE is able to pass through to customers the cost of gas, subject to certain limited incentives.

MGE also reduces price risk caused by market fluctuations via physical contracts and financial derivative contracts, including futures, swaps, options, forwards, and other contractual commitments. The maximum length of time over which cash flows related to energy commodities can be hedged is two years.

MGE has financial gas and electric commodity contracts to hedge commodity price risk in the gas and electric segments. These contracts are primarily comprised of exchange-traded option and future contracts. MGE also holds FTRs which are used to hedge the risk of increased congestion charges. At December 31, 2009, the fair value of the FTR instruments exceeded the cost basis by $0.3 million. Under the PGA clause and electric fuel rules, MGE may include in the costs of fuel (natural gas or power) the costs and benefits of the aforementioned fuel price risk management tools. Because these costs/benefits are recoverable, the related unrealized loss/gain has been deferred on the balance sheet as a regulatory asset/liability.

MGE has also entered into futures and basis swaps to take advantage of physical and financial arbitrage opportunities between supply basins and pricing spreads between future months' gas supply. Until thresholds have been achieved, ratepayers receive 100% of the benefits or loss from these deals. If certain thresholds are achieved, MGE shareholders have the ability to receive 40% of the benefits or loss from these deals whereas ratepayers have the ability to receive 60% of the benefits or loss from these deals. At December 31, 2009, the cost basis of these instruments exceeded their fair value by less than $0.1 million.

MGE has also entered into a ten-year purchased power agreement which provides MGE with firm capacity and energy beginning June 1, 2012, and ending on May 31, 2022 (the "base term"). The agreement also allows MGE the option to purchase power during a period of time preceding the base term as well as an option to extend the contract after the base term. The agreement is a derivative contract and is recognized at its fair value on the balance sheet. The fair value of the contract at December 31, 2009, reflects a loss position of $12.8 million.

MGE's energy contracts are valued using readily available NYMEX pricing data.

Interest Rate Risk

Both MGE Energy and MGE have short term borrowings at varying interest rates. MGE issues commercial paper for its short-term borrowings, while MGE Energy draws from its current credit facility to meet its short-term borrowing needs (see Footnote 10 of the Notes to Consolidated Financial Statements). Borrowing levels vary from period to period depending upon capital investments and other factors. Future short-term interest expense and payments will reflect both future short-term interest rates and borrowing levels. MGE Energy and MGE manage interest rate risk by limiting their variable rate exposure and continually monitoring the effects of market changes on interest rates. MGE is not exposed to changes in interest rates on a substantial portion of its long-term debt until that debt matures and is refinanced at market rates. Assuming the current level of variable rate borrowings and assuming a 1% change in the 2009 average interest rate under these borrowings, it is estimated that our 2009 interest expense and net income would have changed by $1.1 million for MGE Energy and $0.3 million for MGE.

Equity Price Risk - Pension-Related Assets

MGE currently funds its liabilities related to employee benefits through trust funds. These funds, which include investments in debt and equity securities, are managed by various investment managers. Changes in market value of these investments can have an impact on the future expenses related to these liabilities. Holding other assumptions constant, for every 1% reduction in the expected rate of return on plan assets, annual pension and other postretirement cost would increase by approximately $1.1 million, before taxes. MGE's risk of expense and annuity payments, as a result of changes in the market value of the trust funds, is mitigated in part through future rate actions by the PSCW. The value of employee benefit plans trusts' assets have increased in value by approximately 23.9% during the twelve months ended December 31, 2009. During the twelve months ending December 31, 2008, the value of our employee benefit plans trusts' assets, declined in value by approximately 27.5%.

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

As noted above in Commodity Price Risk, the electric operations of MGE operate under a "fuel rules" adjustment clause for fuel and purchased power costs associated with the generation and delivery of electricity. This clause establishes a base rate for fuel and purchased power. MGE is subject to a fuel rules bandwidth of -2% to +2%. MGE may be required to refund to customers if the fuel rules costs fall outside the lower end of the range (-2%), and would be allowed to request a surcharge if the fuel rules costs exceeded the upper end of the range (+2%). MGE assumes the risks and benefits of variances that are within the 2% bandwidth. For 2010, fuel and purchased power costs included in MGE's base fuel rates are $102.0 million.

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

Additionally, if a counterparty were to default and MGE were to liquidate all contracts with that entity, MGE's credit loss would include the loss in value of mark-to-market contracts; the amount owed for settled transactions; and additional payments, if any, to settle unrealized losses on accrual contracts. As of December 31, 2009, no counterparties have defaulted.

MGE is obligated to provide service to all electric and gas customers within its respective franchised territories. MGE's franchised electric territory includes a 316 square-mile area in Dane County, Wisconsin, and MGE's franchised gas territory includes a service area covering 1,631 square miles in Wisconsin. Based on results for the year ended December 31, 2009, no one customer constituted more than 9% of total operating revenues for MGE Energy and MGE. Credit risk for electric and gas is managed by MGE's credit and collection policies, which are consistent with state regulatory requirements.

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

Item 8. Financial Statements and Supplementary Data.

MGE Energy

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15f. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2009, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

February 25, 2010

MGE

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15f. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

February 25, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of MGE Energy, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of MGE Energy, Inc. and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Boston, Massachusetts

February 25, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Madison Gas and Electric Company:

In our opinion, the accompanying consolidated balance sheets and the related consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Madison Gas and Electric Company and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 25, 2010

MGE Energy, Inc.

Consolidated Statements of Income

(In thousands, except per-share amounts)

	For the years ended December 31,
	2009	2008	2007
Operating Revenues:
Regulated revenues	$524,658	$588,560	$532,413
Nonregulated revenues	9,161	7,433	5,181
Total Operating Revenues	533,819	595,993	537,594

Operating Expenses:
Fuel for electric generation	36,879	54,748	56,694
Purchased power	85,098	74,676	77,594
Cost of gas sold	123,062	171,545	140,838
Other operations and maintenance	145,177	151,176	130,831
Depreciation and amortization	41,080	39,273	32,199
Other general taxes	17,858	16,793	15,771
Total Operating Expenses	449,154	508,211	453,927
Operating Income	84,665	87,782	83,667

Other income, net	8,096	8,044	6,069
Interest expense, net	(13,594)	(14,002)	(13,056)
Income before income taxes	79,167	81,824	76,680
Income tax provision	(28,170)	(29,056)	(27,855)
Net Income	$ 50,997	$ 52,768	$48,825

Earnings Per Share of Common Stock (basic and diluted):	$ 2.21	$ 2.38	$2.27

Dividends per share of common stock	$1.46	$1.43	$1.41

Average Shares Outstanding (basic and diluted)	23,070	22,197	21,520

The accompanying notes are an integral part of the above consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	For the years ended December 31,
	2009	2008	2007
Operating Activities:
Net income	$50,997	$52,768	$48,825
Items not affecting cash:
Depreciation and amortization	41,080	39,273	32,199
Deferred income taxes	17,710	8,583	750
Provision for doubtful receivables	3,409	4,273	3,080
AFUDC-equity funds	(473)	(858)	(1,927)
Employee benefit plan expenses	7,167	7,891	8,101
Equity earnings in ATC	(8,173)	(7,241)	(6,047)
Gain on sale of investments	(115)	(3,113)	(778)
Other items	2,105	1,562	2,083
Changes in working capital items:
Receivable – margin account	11,256	(12,478)	694
Trade and other receivables, net	11,188	(6,912)	(12,499)
Inventories	9,972	(12,538)	4,099
Unbilled revenues	5,522	(4,331)	(4,332)
Prepaid Taxes	(14,365)	(975)	(948)
Other current assets	2,407	(1,968)	674
Accounts payable	(9,037)	1,202	3,608
Reserve for fuel refund	269	5,506	-
Other current liabilities	(4,573)	308	(457)
Proceeds from Congestion Cost and Line Loss Allocation Agreement	-	-	2,545
Dividend income from ATC	6,285	5,272	4,441
Cash contributions to pension and other postretirement plans	(15,278)	(7,665)	(6,346)
Other noncurrent items, net	556	6,153	(1,179)
Cash Provided by Operating Activities	117,909	74,712	76,586
Investing Activities:
Capital expenditures	(77,929)	(105,777)	(136,258)
Capital contributions to ATC and other investments	(3,701)	(3,678)	(255)
Repayment (Advance) to WEPCO for ATC Elm Road Work	3,300	(330)	(138)
Proceeds from sale of investments	114	3,612	910
Other	(1,759)	1,891	950
Cash Used for Investing Activities	(79,975)	(104,282)	(134,791)
Financing Activities:
Issuance of common stock, net	6,275	30,997	32,786
Cash dividends paid on common stock	(33,693)	(31,780)	(30,295)
Repayment of long-term debt	-	(30,000)	(15,000)
Issuance of long-term debt	-	40,000	25,000
Increase in long-term debt used to repay short-term debt	50,000	-	-
Increase (decrease) in short-term debt	(60,000)	21,000	46,500
Other	82	(330)	-
Cash Provided by (Used for) Financing Activities	(37,336)	29,887	58,991
Change in Cash and Cash Equivalents:	598	317	786
Cash and cash equivalents at beginning of period	4,106	3,789	3,003
Cash and cash equivalents at end of period	4,704	$4,106	$3,789
Supplemental disclosures of cash flow information:
Interest paid	$16,577	$18,709	$13,736
Income taxes paid	$24,172	$21,129	$27,902
Income taxes received	$(1)	$(185)	$(333)

The accompanying notes are an integral part of the above consolidated financial statements.

MGE Energy, Inc.

Consolidated Balance Sheets

(In thousands)

	At December 31,
ASSETS	2009	2008
Current Assets:
Cash and cash equivalents	$4,704	$4,106
Receivable – margin account	3,495	4,805
Accounts receivable, less reserves of $3,701 and $4,076, respectively	35,309	45,266
Other accounts receivable, less reserves of $541 and $200, respectively	3,041	7,659
Unbilled revenues	29,179	34,701
Materials and supplies, at average cost	15,931	15,592
Fossil fuel	7,870	3,228
Stored natural gas, at average cost	27,193	42,146
Prepaid taxes	30,036	15,671
Regulatory assets - current	-	9,876
Other current assets	8,323	10,828
Total Current Assets	165,081	193,878
Other long-term receivables	2,928	3,005
Special billing projects	821	464
Regulatory assets	113,375	116,165
Other deferred assets and other	6,461	5,620

Property, Plant, and Equipment:
Property, Plant, and Equipment, Net	719,797	702,549
Construction work in progress	219,967	198,694
Total Property, Plant, and Equipment	939,764	901,243

Investments	53,455	47,900

Total Assets	$1,281,885	$1,268,275

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$1,528	$-
Short-term debt	64,500	124,500
Accounts payable	35,839	47,229
Accrued interest and taxes	4,028	4,070
Deferred income taxes	2	3,306
Regulatory liabilities - current	551	5,974
Pension liability - current	798	813
Other current liabilities	19,892	19,349
Total Current Liabilities	127,138	205,241

Other Credits:
Deferred income taxes	139,850	117,505
Investment tax credit - deferred	2,394	2,736
Regulatory liabilities	18,477	18,814
Accrued pension and other postretirement benefits	122,946	137,286
Other deferred liabilities and other	48,343	36,083
Total Other Credits	332,010	312,424

Capitalization:
Common shareholders' equity	501,795	478,202
Long-term debt	320,942	272,408
Total Capitalization	822,737	750,610
Commitments and contingencies (see Footnote 18)	-	-

Total Liabilities and Capitalization	$1,281,885	$1,268,275

The accompanying notes are an integral part of the above consolidated financial statements

MGE Energy, Inc.

Consolidated Statements of Capitalization

(In thousands)

	At December 31,
	2009	2008
Common Shareholders' Equity:
Common stock - par value $1 per share:
Authorized 50,000,000 shares
Issued 23,113,638 and 22,904,573 shares, respectively	$ 23,114	$22,905
Additional paid-in capital	316,268	310,202
Retained earnings	162,208	144,904
Accumulated other comprehensive income, net of tax	205	191
Total Common Shareholders' Equity	501,795	478,202

Redeemable Preferred Stock,
Cumulative, $25 par value, 1,175,000 authorized, but unissued	-	-

First Mortgage Bonds:
7.70%, 2028 Series	1,200	1,200

Other Long-Term Debt:
4.875% 2012 Series, Industrial Development Revenue Bonds	19,300	19,300
5.875% 2034 Series, Industrial Development Revenue Bonds	28,000	28,000
6.58%, due 2012	15,000	15,000
5.26%, due 2017	20,000	20,000
5.25%, due 2017	30,000	30,000
5.59%, due 2018	40,000	40,000
7.12%, due 2032	25,000	25,000
6.12%, due 2028	20,000	20,000
5.68%, due 2033	30,000	30,000
5.19%, due 2033	20,000	20,000
6.247%, due 2037	25,000	25,000
5.04%, due 2040	50,000	-
Total Other Long-Term Debt	322,300	272,300
Long-term debt due within one year	(1,528)	-
Unamortized discount	(1,030)	(1,092)
Total Long-Term Debt	320,942	272,408

Total Capitalization	$822,737	$750,610

The accompanying notes are an integral part of the above consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Common Equity and Comprehensive Income

(In thousands, except per-share amounts)

					Accumulated Other Comprehensive (Loss)/Income
			Additional
	Common Stock		Paid-in	Retained		Comprehensive
	Shares	Value	Capital	Earnings		Income	Total
2007
Beginning balance – Dec. 31, 2006	20,975	$20,975	$248,406	$105,386	$581		$375,348
Net income				48,825		$48,825	48,825
Other comprehensive income/(loss):
Net unrealized gain on investments, net of $782 tax					1,167	1,167	1,167
Net unrealized loss on cash flow hedges, net of $71 tax					(105)	(105)	(105)
Total comprehensive income						$49,887
Common stock dividends declared ($1.41 per share)				(30,295)			(30,295)
Common stock issued, net	975	975	31,811				32,786
Ending Balance – Dec. 31, 2007	21,950	$21,950	$280,217	$123,916	$1,643		$427,726

2008
Net income				52,768		$52,768	52,768
Other comprehensive income/(loss):
Net unrealized loss on investments, net of $189 tax					(282)	(282)	(282)
Reclassification of realized gain due to sale of investments, net of $751 tax					(1,120)	(1,120)	(1,120)
Net unrealized loss on cash flow hedges, net of $34 tax					(50)	(50)	(50)
Total comprehensive income						$51,316
Common stock dividends declared ($1.43 per share)				(31,780)			(31,780)
Common stock issued, net	955	955	29,985				30,940
Ending Balance – Dec. 31, 2008	22,905	$22,905	$310,202	$144,904	$191		$478,202

2009
Net income				50,997		$50,997	50,997
Other comprehensive income/(loss):
Net unrealized gain on investments, net of $10 tax					14	14	14
Total comprehensive income						$51,011
Common stock dividends declared ($1.46 per share)				(33,693)			(33,693)
Common stock issued, net	209	209	6,066				6,275
Ending Balance – Dec. 31, 2009	23,114	$23,114	$316,268	$162,208	$205		$501,795

The accompanying notes are an integral part of the above consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Income

(In thousands)

	For years ended December 31,
	2009	2008	2007
Operating Revenues:
Regulated electric revenues	$332,324	$345,962	$334,488
Regulated gas revenues	192,334	242,598	197,925
Nonregulated revenues	9,161	7,433	5,181
Total Operating Revenues	533,819	595,993	537,594

Operating Expenses:
Fuel for electric generation	36,879	54,748	56,694
Purchased power	85,098	74,676	77,594
Cost of gas sold	123,062	171,545	140,838
Other operations and maintenance	144,429	150,677	130,390
Depreciation and amortization	41,080	39,273	32,199
Other general taxes	17,858	16,793	15,771
Income tax provision	23,973	24,837	24,932
Total Operating Expenses	472,379	532,549	478,418
Operating Income	61,440	63,444	59,176

Other Income and Deductions:
AFUDC - equity funds	473	858	1,927
Equity in earnings in ATC	8,173	7,241	6,047
Income tax provision	(3,338)	(2,289)	(2,153)
Other (deductions) income, net	(615)	(2,556)	(1,874)
Total Other Income and Deductions	4,693	3,254	3,947
Income before interest expense	66,133	66,698	63,123

Interest Expense:
Interest on long-term debt	16,417	16,133	15,664
Other interest, net	158	1,044	485
AFUDC – borrowed funds	(194)	(356)	(818)
Net Interest Expense	16,381	16,821	15,331
Net Income	$49,752	$49,877	$47,792
Less Net Income Attributable to Noncontrolling Interest, net of tax	(13,883)	(12,304)	(10,721)
Net Income Attributable to MGE	$35,869	$37,573	$37,071

The accompanying notes are an integral part of the above consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Cash Flows

(In thousands)

	For the years ended December 31,
Operating Activities:	2009	2008	2007
Net income	$49,752	$49,877	$47,792
Items not affecting cash:
Depreciation and amortization	41,080	39,273	32,199
Deferred income taxes	16,508	8,454	714
Provision for doubtful receivables	3,409	4,273	3,080
AFUDC - equity funds	(473)	(858)	(1,927)
Employee benefit plan expenses	7,167	7,891	8,101
Equity earnings in ATC	(8,173)	(7,241)	(6,047)
Gain on sale of investments	-	(765)	(778)
Other items	2,564	3,469	4,330
Changes in working capital items:
Receivable - margin account	11,256	(12,478)	694
Trade and other receivables, net	11,112	(6,973)	(12,511)
Inventories	9,972	(12,538)	4,099
Unbilled revenues	5,522	(4,331)	(4,332)
Prepaid Taxes	(4,820)	(764)	(948)
Other current assets	2,411	(1,970)	1,125
Accounts payable	(9,004)	(658)	3,968
Accrued interest and taxes	(4,182)	159	698
Reserve for fuel refund	269	5,506	-
Other current liabilities	(4,746)	362	(401)
Proceeds from Congestion Cost and Line Loss Allocation Agreement	-	-	2,545
Dividend income from ATC	6,285	5,272	4,441
Cash contributions to pension and other postretirement plans	(15,278)	(7,665)	(6,346)
Other noncurrent items, net	633	6,012	(1,954)
Cash Provided by Operating Activities	121,264	74,307	78,542
Investing Activities:
Capital expenditures	(77,929)	(105,777)	(136,258)
Capital contributions to ATC and other investments	(3,551)	(3,518)	(55)
Repayment (Advance) to WEPCO for ATC Elm Road Work	3,300	(330)	(138)
Proceeds from sale of investments	-	1,070	910
Other	(164)	1,706	1,404
Cash Used for Investing Activities	(78,344)	(106,849)	(134,137)
Financing Activities:
Cash dividends paid to parent by MGE	(19,318)	-	(15,621)
Cash dividends paid to parent from Power West Campus and Transco	(12,648)	(12,702)	(13,044)
Capital contribution from parent	-	7,500	-
Equity contribution received by Transco, Power Elm Road, and Power West Campus	3,551	37,527	43,373
Affiliate Financing of Elm Road	4,151	-	-
Repayment of long-term debt	-	(30,000)	(15,000)
Issuance of long-term debt	-	40,000	25,000
(Decrease) increase in short-term debt	(17,500)	(10,000)	31,500
Other	-	(324)	-
Cash Provided by (Used for) Financing Activities	(41,764)	32,001	56,208
Change in Cash and Cash Equivalents	1,156	(541)	613
Cash and cash equivalents at beginning of period	1,318	1,859	1,246
Cash and cash equivalents at end of period	$2,474	$1,318	$1,859

Supplemental disclosures of cash flow information:
Interest paid	$15,960	$16,660	$15,673
Income taxes paid	$25	$4,514	$4,901
Income taxes received	$(1)	$(185)	$(33)

The accompanying notes are an integral part of the above consolidated financial statements.

Madison Gas and Electric Company

Consolidated Balance Sheets

(In thousands)

	At December 31,
ASSETS	2009	2008
Utility Plant (At Original Cost, In Service):
Electric	$806,083	$773,605
Gas	293,666	279,483
Nonregulated	110,022	110,317
Gross plant in service	1,209,771	1,163,405
Less accumulated provision for depreciation	(490,354)	(461,037)
Net plant in service	719,417	702,368
Construction work in progress	219,967	198,694
Total Utility Plant	939,384	901,062
Investment in ATC	51,656	46,217
Other investments	897	965
Total Investments	52,553	47,182
Current Assets:
Cash and cash equivalents	2,474	1,318
Receivable – margin account	3,495	4,805
Accounts receivable, less reserves of $3,701 and $4,076, respectively	35,279	45,266
Affiliate receivables	2,572	2,547
Other accounts receivable, less reserves of $541 and $200, respectively	3,038	7,575
Unbilled revenues	29,179	34,701
Materials and supplies, at average cost	15,931	15,592
Fossil fuel	7,870	3,228
Stored natural gas, at average cost	27,193	42,146
Prepaid taxes	18,833	14,013
Regulatory assets - current	-	9,876
Other current assets	8,295	10,804
Total Current Assets	154,159	191,871
Other long-term receivables	2,149	2,390
Special billing projects	821	464
Affiliate receivable long-term	5,972	6,433
Regulatory assets	113,375	116,165
Other deferred assets and other	5,142	5,555
Total Assets	$1,273,555	$1,271,122
CAPITALIZATION AND LIABILITIES
Equity:
Common stockholder equity	$390,782	$374,253
Noncontrolling interest	178,943	174,157
Total Equity	569,725	548,410
Long-term debt	272,470	272,408
Total Capitalization	842,195	820,818
Current Liabilities:
Short-term debt - commercial paper	33,500	51,000
Accounts payable	35,826	47,186
Affiliate payables	4,217	63
Accrued interest and taxes	6,125	10,307
Accrued payroll related items	7,870	7,380
Deferred income taxes	2	3,305
Regulatory liabilities - current	551	5,974
Pension liability - current	798	813
Other current liabilities	11,825	11,987
Total Current Liabilities	100,714	138,015
Other Credits:
Deferred income taxes	138,486	117,369
Investment tax credit - deferred	2,394	2,736
Regulatory liabilities	18,477	18,814
Accrued pension and other postretirement benefits	122,946	137,286
Other deferred liabilities and other	48,343	36,084
Total Other Credits	330,646	312,289
Commitments and contingencies (see Footnote 18)	-	-
Total Capitalization and Liabilities	$1,273,555	$1,271,122

The accompanying notes are an integral part of the above consolidated financial statements.

Madison Gas and Electric Company

Consolidated Capitalization Statement

(In thousands)

	At December 31,
	2009	2008
Common Stockholder Equity:
Common stock - par value $1 per share:
Authorized 50,000,000 shares
Outstanding 17,347,894	$17,348	$17,348
Additional paid-in capital	192,417	192,417
Retained earnings	180,905	164,354
Accumulated other comprehensive income, net of tax	112	134
Total Common Stockholder Equity	390,782	374,253

Noncontrolling Interest	178,943	174,157
Total Equity	569,725	548,410

Redeemable Preferred Stock,
Cumulative, $25 par value, 1,175,000 authorized, but unissued	-	-

First Mortgage Bonds:
7.70%, 2028 Series	1,200	1,200

Other Long-Term Debt:
4.875% 2012 Series, Industrial Development Revenue Bonds	19,300	19,300
5.875% 2034 Series, Industrial Development Revenue Bonds	28,000	28,000
6.58%, due 2012	15,000	15,000
5.26%, due 2017	20,000	20,000
5.25%, due 2017	30,000	30,000
5.59%, due 2018	40,000	40,000
7.12%, due 2032	25,000	25,000
6.12%, due 2028	20,000	20,000
5.68%, due 2033	30,000	30,000
5.19%, due 2033	20,000	20,000
6.247%, due 2037	25,000	25,000
Total Other Long-Term Debt	272,300	272,300
Unamortized discount	(1,030)	(1,092)
Total Long-Term Debt	272,470	272,408

Total Capitalization	$842,195	$820,818

The accompanying notes are an integral part of the above consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Common Equity and Comprehensive Income

(In thousands)

815

(105)

2008

(425)

(50)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income		Comprehensive Income	Total
						Non-
Common Stock						Controlling
Shares		Value				Interest
2007
Beginning balance – Dec. 31, 2006	17,348	$17,348	$184,917	$105,331	$188	$95,978		$403,762
Net income				37,071		10,721	$47,792	47,792
Other comprehensive income/(loss):
Net unrealized gain on investments, net of $546 tax
							815	815
Net unrealized loss on cash flow hedges, net of $71 tax
							(105)	(105)
Total comprehensive income							$48,502
Common stock dividends declared				(15,621)				(15,621)
Equity Contribution received by noncontrolling interest						43,373		43,373
Distributions to parent from noncontrolling interest						(13,044)		(13,044)
Ending balance – Dec. 31, 2007	17,348	$17,348	$184,917	$126,781	$898	$137,028		$ 466,972

Net income				37,573		12,304	$49,877	49,877
Other comprehensive income/(loss):
Net unrealized loss on investments, net of $285 tax
							(425)	(425)
Reclassification of realized gain due to sale of investments, net of $194 tax					(289)		(289)	(289)
Net unrealized loss on cash flow hedges, net of $34 tax
							(50)	(50)
Total comprehensive income							$49,113
Capital Contribution from parent			7,500					7,500
Equity Contribution received by noncontrolling interest						37,527		37,527
Distributions to parent from noncontrolling interest						(12,702)		(12,702)
Ending balance – Dec. 31, 2008	17,348	$17,348	$192,417	$164,354	$134	$174,157		$548,410

2009
Net income				35,869		13,883	$49,752	49,752
Other comprehensive income/(loss):
Net unrealized loss on investments, net of $15 tax					(22)		(22)	(22)
Total comprehensive income							$49,730
Common stock dividends declared				(19,318)				(19,318)
Equity Contribution received by noncontrolling interest						3,551		3,551
Distributions to parent from noncontrolling interest						(12,648)		(12,648)
Ending balance – Dec. 31, 2009	17,348	$17,348	$192,417	$180,905	$112	$178,943		$569,725

The accompanying notes are an integral part of the above consolidated financial statements.

Notes to Consolidated Financial Statements

December 31, 2009, 2008, and 2007

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

MGE consolidates the financial statements of entities in which it has a controlling financial interest. MGE has consolidated MGE Power West Campus and MGE Power Elm Road. Both entities are variable interest entities (VIEs) under applicable accounting requirements. See Footnotes 2 and 21 to the Consolidated Financial Statements for more discussion of these entities.

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

d.

Cash Equivalents and Restricted Cash - MGE Energy and MGE.

MGE Energy and MGE consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

MGE has certain cash accounts that are restricted to uses other than current operations and designated for a specific purpose. MGE's restricted cash accounts include cash held by trustees for certain employee benefits. These are included in other current assets.

e.

Receivable – margin account - MGE Energy and MGE.

Cash amounts held by counterparties as margin for certain financial transactions are recorded as Receivable – margin account. The balance is shown net of any collateral posted against derivatives positions. As of December 31, 2009 and December 31, 2008, the balance is shown net of $0.6 million and $10.5 million, respectively. Changes in this cash account are considered cash flows from operating activities to match with the costs being hedged. The costs being hedged are fuel for electric generation, purchased power, and cost of gas sold.

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

g.

Inventories - MGE Energy and MGE.

Inventories consist of natural gas in storage, fossil fuels, materials and supplies, SO2 allowances and renewable energy credits (RECs). MGE values natural gas in storage, coal at the Columbia facility, and materials and supplies using average cost. MGE values coal at Blount using last-in-first-out pricing (LIFO).

At December 31, 2009 and 2008, $0.2 million and $0.8 million, respectively, of the fossil fuel inventory at Blount was valued using LIFO. This inventory at current cost exceeds the LIFO stated value by $0.6 million and $0.7 million at December 31, 2009 and 2008, respectively. Additionally, during 2009 and 2008, liquidation of LIFO layers, carried at costs that were lower than current purchases, resulted in a decrease to costs of goods sold of $0.4 million and $0.4 million, respectively.

SO2 emission allowances are included in inventory and are recorded at weighted average cost. These allowances are charged to fuel expense as they are used in operations. MGE's emission allowance balances as of December 31, 2009 and 2008, were $0.6 million and $0.8 million, respectively.

REC allowances are included in inventory and are recorded based on specific identification. MGE's REC allowance balances as of December 31, 2009, were $1.3 million.

h.

Regulatory Assets and Liabilities - MGE Energy and MGE.

Consistent with regulatory treatment, MGE capitalizes as regulatory assets incurred costs that are expected to be recovered in future electric and natural gas rates. MGE also records as regulatory liabilities obligations to customers to refund previously collected revenue or to spend revenue collected from customers on future costs.

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

Provisions at composite straight-line depreciation rates approximate the following percentages for the cost of depreciable property:

	2009	2008	2007
Electric	3.6%	3.7%	3.1%
Gas	3.3%	3.3%	3.3%
Nonregulated	2.5%	2.5%	2.5%

k.

Repairs and Maintenance Expense - MGE Energy and MGE.

MGE utilizes the direct expensing method for planned major maintenance projects. Under this method, MGE expenses all costs associated with major planned maintenance activities as incurred.

l.

Purchased Gas Adjustment Clause - MGE Energy and MGE.

MGE's natural gas rates are subject to a fuel adjustment clause designed to recover or refund the difference between the actual cost of purchased gas and the amount included in rates. Differences between the amounts billed to customers and the actual costs recoverable are deferred and recovered or refunded in future periods by means of prospective monthly adjustments to rates. At December 31, 2009 and 2008, MGE had over collected $7.6 million and $6.1 million, respectively. These amounts were recorded in other current liabilities on the Consolidated Balance Sheet.

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

Capitalized Interest - MGE Energy and MGE.

MGE Energy, through its subsidiary MGE Power Elm Road, calculates capitalized interest on construction projects for periods where financing is provided by MGE Energy through interim debt.

o.

Allowance for Funds Used During Construction - MGE Energy and MGE.

Allowance for funds used during construction is included in utility plant accounts and represents the cost of borrowed funds used during plant construction and a return on shareholders' capital used for construction purposes. In the Consolidated Income Statements, the cost of borrowed funds (AFUDC-debt) is presented as an offset to interest expense and the return on shareholders' capital (AFUDC-equity funds) is shown as an item within other income. As approved by the PSCW, MGE capitalized AFUDC-debt and equity on 50% of applicable average construction work in progress during 2009 at 8.77%. Also, MGE received specific approval to recover 100% AFUDC on certain environmental costs for Columbia. Although the allowance does not represent current cash income, it is recovered under the ratemaking process over the service lives of the related properties.

p.

Investments - MGE Energy and MGE.

Investments in the common stock of companies in which MGE Energy or MGE's ownership interest is 50% or less and in which MGE Energy or MGE exercises significant influence over operating and financial policies are accounted for using the equity method. All other investments are carried at fair value or at cost, as appropriate.

q.

Capitalized Software Costs - MGE Energy and MGE.

Property, plant and equipment includes the capitalized costs of internal use software totaling $9.5 million at December 31, 2009, and $8.5 million at December 31, 2008. During 2009 and 2008, MGE recorded $1.4 million and $1.2 million, respectively, of amortization expense related to these costs. These costs are amortized on a straight-line basis over the estimated useful lives of the assets. For internal use software, the useful lives range from five to ten years.

r.

Impairment of Long-Lived Assets - MGE Energy and MGE.

MGE reviews plant and equipment and other property for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. MGE's policy for determining when long-lived assets are impaired is to recognize an impairment loss if the sum of the expected future cash flows (undiscounted and without interest charges) from an asset are less than the carrying amount of that asset. If an impairment loss is recognized, the amount that will be recorded will be measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. MGE believes there is no impairment of long-lived assets at December 31, 2009.

s.

Income Taxes and Excise Taxes - MGE Energy and MGE.

Income taxes

Under the liability method, income taxes are deferred for all temporary differences between pretax financial and taxable income and between the book and tax basis of assets and liabilities using the tax rates scheduled by law to be in effect when the temporary differences reverse. Future tax benefits are recognized to the extent that realization of such benefits is more likely than not. A valuation allowance is recorded for those benefits that do not meet this criterion.

Accounting for uncertainty in income taxes applies to all tax positions and requires a recognition threshold and measurement standard for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in an income tax return. The threshold is defined for recognizing tax return positions in the financial statements as "more likely than not" that the position is sustainable, based on its merits. Subsequent recognition, derecognition, and measurement is based on management's best judgment given the facts, circumstances and information available at the reporting date.

Regulation and accounting principles have resulted in a regulatory liability related to income taxes. Excess deferred income taxes result from past taxes provided at rates higher than current rates. The income tax regulatory liability and deferred investment tax credit reflect the revenue requirement associated with the return of these tax benefits to customers.

Investment tax credits from regulated operations are amortized over related property service lives.

The 2009, 2008, and 2007 tax credits for the generation of electricity from wind are based on kWh produced and sold during the years at the statutory tax credit rate of 2.1 cents per kWh or $2.0 million for 2009, 2.1 cents per kWh or $2.0 million for 2008 and 2.0 cents per kWh or $0.5 million for 2007.

For 2009 tax return purposes, MGE Energy and MGE will change its income tax methods of accounting for repairs based on current Treasury Regulations and case law. The change in income tax methods of accounting involves, among other things, identification of appropriate units of property for repair work and computation of cumulative one-time tax deduction able to be claimed in 2009. The effect on the 2009 financial statements of the cumulative adjustment is an increase to deferred tax expense and a corresponding decrease in the current tax provision in the amount of about $9.2 million. The tax method change did not have an impact on income before income tax expense in the income statements of MGE Energy and MGE.

Excise taxes

MGE Energy, through its utility operations, pays a state license fee tax in lieu of property taxes on property used in utility operations. License fee tax is calculated as a percentage of adjusted operating revenues of the prior year. The electric tax rate is 3.19% for retail sales and 1.59% for sales of electricity for resale by the purchaser. The tax rate on sales of natural gas is 0.97%. The tax is required to be estimated and prepaid in the year prior to its computation and expensing. License fee tax expense, included in other general taxes, was $13.7 million, $12.7 million, and $11.8 million for the years ended December 31, 2009, 2008, and 2007, respectively.

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

In order to estimate unbilled revenues as of the end of a particular period, MGE performs a series of calculations based upon actual and estimated numbers and assumptions. MGE begins by calculating the amount of electricity and gas available for sale within its system during that period based upon known inputs (i.e., electricity purchases from third parties, gas pipeline reads, and MGE-generated electricity). These amounts are then adjusted to deduct the amounts actually included in customers' bills for that period.

In the case of electricity, the amount is further reduced by estimating the quantity of electricity lost in the process of transmitting and distributing it to customers. The resulting unbilled quantities are then allocated to various customer classes based upon historical utilization patterns for those customers. MGE applies published tariffs to determine the associated revenues. Utilization patterns are based upon assumptions regarding weather, economic conditions, and consistency of use over the period in question. Actual use can be affected by variations in those items. The resulting estimate is then compared to other available statistics, including billed sales for the particular period, in order to confirm its reasonableness. MGE monitors the reasonableness of the unbilled revenue estimate through the review of ratios such as unbilled electric consumption compared to billed electric sales.

In the case of gas, the gross amount available for sale is adjusted by the estimated gas loss factor, which reflects an estimate of distribution system losses and heat content differentials between pipeline and distribution delivered volumes. The resulting available for sale to consumers amount, which is derived from daily pipeline reads, is then compared against the sales billed for the month, with the remainder equaling the estimated amount unbilled for the month. The estimated unbilled consumption for the month is then allocated across the applicable customer categories where an average per unit rate is applied to calculate the unbilled gas revenue. The estimated unbilled consumption is compared to various statistics, including unbilled as a percent of available for sale, change in unbilled month to month and change in unbilled compared to the prior year in order to confirm its reasonableness. Additionally on an annual basis the estimated gas loss factor is reviewed to determine if it is reasonable or whether a change in estimate should be made.

x.

Derivative and Hedging Instruments - MGE Energy and MGE.

As part of regular operations, MGE enters into contracts including options, swaps, futures, forwards, and other contractual commitments to manage its exposure to interest rates, commodity prices, and gas margin. MGE recognizes all derivatives in the consolidated balance sheets at fair value, with changes in the fair value of derivative instruments to be recorded in current earnings or deferred in accumulated other comprehensive income (loss), depending on whether a derivative is designated as, and is effective as, a hedge and on the type of hedge transaction. Derivative activities are in accordance with the company's risk management policy.

If the derivative qualifies for regulatory deferral, the derivatives are marked to fair value and any resulting loss or gain is offset with a corresponding regulatory asset or liability. Cash flows from such derivative instruments are classified on a basis consistent with the nature of the underlying hedged item.

2.

Variable Interest Entities - MGE Energy and MGE.

a.

MGE Power West Campus.

MGE Power West Campus is not a subsidiary of MGE; however, it has been consolidated in the financial statements of MGE. MGE Power West Campus was created for the purpose of owning new generating assets. MGE Power West Campus' sole principal asset is the WCCF, which it leases to MGE pursuant to a long-term lease. MGE is responsible for operation of the plant during the term of the lease. Based on the nature and terms of these contractual relationships, MGE absorbs a majority of the expected losses, residual value, or both, associated with the ownership and operation of the WCCF. MGE is also the party most closely associated with MGE Power West Campus. As a result, MGE is the primary beneficiary and MGE Power West Campus is a VIE. At December 31, 2009, MGE has included the following significant accounts on its balance sheet related to its interest in the VIE:

(In thousands)
Net plant in service, nonregulated	$96,294
Affiliate receivables	$8,501
Accrued interest and taxes	$6,959
Deferred income taxes	$19,180
Long-term debt	$50,000
Noncontrolling interest	$28,996

Long-term debt consists of $50.0 million of senior secured notes that require that MGE Power West Campus maintain a projected debt service coverage ratio of not less than 1.25 to 1.00, and debt to total capitalization ratio of not more than .65 to 1.00. The debt is secured by a collateral assignment of lease payments that MGE is making to MGE Power West Campus for use of the cogeneration facility pursuant to the long-term lease.

MGE has been and will continue to recover lease payments made to MGE Power West Campus in rates. Also, MGE received approval from the PSCW to collect approximately $12.1 million in carrying costs incurred by MGE Power West Campus during construction of the facility. The carrying costs are being recovered in rates over a 10 year period that started in 2005.

b.

MGE Power Elm Road.

MGE Power Elm Road is not a subsidiary of MGE; however, it has been consolidated in the financial statements of MGE. MGE Power Elm Road was created for the purpose of owning new generating assets. MGE Power Elm Road's sole principal assets are an 8.33% undivided ownership interest in two 615 MW coal-fired generating plants being constructed in Oak Creek, Wisconsin, which it leases to MGE pursuant to long-term leases. Based on the nature and terms of this contractual relationship, MGE is expected to absorb a majority of the expected losses, residual value, or both, associated with MGE Power Elm Road's ownership interest in these plants. MGE is also the party most closely associated with MGE Power Elm Road. As a result, MGE is the primary beneficiary and MGE Power Elm Road is a VIE. At December 31, 2009, MGE has included the following significant accounts on its balance sheet related to its interest in the VIE:

(In thousands)
Construction work in progress	$182,535
Deferred income taxes	$8,334
Noncontrolling interest	$140,152

Once the units become operational, MGE will recover in rates the lease payments made to MGE Power Elm Road. Also, MGE received approval from the PSCW to collect in rates the carrying costs incurred by MGE Power Elm Road. See footnote 21 for additional discussion.

c.

Shared Savings Program.

MGE assesses whether the participants within its Shared Savings program constitute VIEs in which MGE might be considered to be the consolidating entity. MGE has reviewed 95.2% of the total current Shared Savings program balance and has determined that under applicable accounting guidance, these are not applicable via the "business scope exception." For the remaining 4.8% of the total current Shared Savings program balance, these entities are not legally obligated to provide the financial information to MGE that is necessary to determine whether MGE must consolidate these entities. MGE will continue to attempt to obtain information from these customers in order to determine whether they should be consolidated by MGE.

3.

Property, Plant, and Equipment - MGE Energy and MGE.

Property, plant, and equipment consisted of the following at December 31:

	MGE Energy		MGE
(In thousands)	2009	2008	2009	2008
Utility:
Electric	$806,066	$773,588	$806,083	$773,605
Gas	293,654	279,472	293,666	279,483
Total utility plant	1,099,720	1,053,060	1,099,749	1,053,088
Less: Accumulated depreciation and amortization	477,210	450,334	477,210	450,334
In-service utility plant, net	622,510	602,726	622,539	602,754
Nonregulated:
Nonregulated	110,431	110,526	110,022	110,317
Less: Accumulated depreciation and amortization	13,144	10,703	13,144	10,703
In service nonregulated plant, net	97,287	99,823	96,878	99,614
Construction work in progress:
Utility construction work in progress	37,431	41,817	37,431	41,817
Nonregulated construction work in progress	182,536	156,877	182,536	156,877
Total property, plant, and equipment	$939,764	$901,243	$939,384	$901,062

MGE's utility plant is subject to the lien of its Indenture of Mortgage and Deed of Trust. As of December 31, 2009, there was $1.2 million of bonds outstanding under that indenture. See Footnote 9 for further discussion of the mortgage indenture.

76

4.

Investments - MGE Energy and MGE.

a.

Equity Method Investments and Available for Sale Securities.

(In thousands)	2009		2008
	MGE Energy	MGE	MGE Energy	MGE
Available for sale securities:
Cost basis	$1,363	$616	$1,254	$632
Gross unrealized gains	346	191	332	236
Gross unrealized losses	(4)	(4)	(13)	(13)
Fair Value	$1,705	$803	$1,573	$855

Equity method investments:
ATC	$ 51,656	$51,656	$ 46,217	$46,217
Other	94	94	110	110
Total equity method investments	$ 51,750	$51,750	$ 46,327	$46,327

Total	$53,455	$52,553	$ 47,900	$47,182

MGE Energy's and MGE's available for sale securities represent publicly traded securities and private equity investments in common stock of companies in various industries.

During the year ended December 31, 2009, certain investments were liquidated. As a result of these liquidations, MGE received $0.1 million in cash proceeds and recorded a $0.1 million gain on the sale of investments.

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

MGE Transco, through MGE, has a seat on the Board of Directors of ATC and has a 20% voting ownership interest in ATC Management, Inc. Due to MGE Transco's ability to exercise significant control over management activities, MGE Transco has accounted for its investment in ATC under the equity method of accounting. For the twelve months ended December 31, 2009, 2008, and 2007, MGE Transco recorded equity earnings from the investment in ATC of $8.2 million, $7.2 million, and $6.0 million, respectively. Dividend income received from ATC was $6.3 million, $5.3 million, and $4.4 million for the twelve months ended December 31, 2009, 2008, and 2007, respectively. During the twelve months ended December 31, 2009 and 2008, MGE Transco made $3.6 million and $3.4 million, respectively, in cash contributions to ATC. During the twelve months ended December 31, 2007, MGE Transco made no cash contributions to ATC.

At December 31, 2009, MGE Transco held a 3.6% ownership interest in ATC. MGE Transco's investment balance is different from the amount of the underlying equity in the net assets of ATC. This difference is attributable to the allocation of certain tax impacts related to the initial asset transfer.

At December 31, 2009, MGE is the majority owner, and MGE Energy, the holding company, is the minority owner of MGE Transco. MGE Energy's proportionate share of the equity and net income of MGE Transco is classified within the MGE financial statements as noncontrolling interest.

ATC's summarized financial data for the twelve months ended December 31, 2009, 2008, and 2007 is as follows:

(In thousands)
Income statement data for the twelve months ended December 31,	2009	2008	2007
Operating revenues	$521,525	$466,571	$408,019
Operating expenses	(230,316)	(208,960)	(198,179)
Other (expense) income	(621)	(514)	78
Interest expense, net	(77,223)	(69,052)	(55,829)
Earnings before members' income taxes	$213,365	$188,045	$154,089

MGE Energy's and MGE's equity earnings in ATC	$8,173	$7,241	$6,047

Balance sheet data as of December 31,	2009	2008	2007
Current assets	$51,121	$50,791	$48,329
Noncurrent assets	2,767,249	2,480,034	2,188,970
Total assets	$2,818,370	$2,530,825	$2,237,299

Current liabilities	$285,494	$252,035	$317,105
Long-term debt	1,259,643	1,109,397	899,127
Other noncurrent liabilities	76,837	120,171	108,494
Members' equity	1,196,396	1,049,222	912,573
Total members' equity and liabilities	$2,818,370	$2,530,825	$2,237,299

5.

Joint Plant Ownership - MGE Energy and MGE.

a.

Columbia.

MGE and two other utilities jointly own Columbia, a coal-fired generating facility, which accounts for 29% (225 MW) of MGE's net summer rated capacity. Power from this facility is shared in proportion to each company's ownership interest. MGE has a 22% ownership interest in Columbia. The other owners are WPL (a subsidiary of Alliant), which operates Columbia, and WPSC. MGE's share of fuel, operating, and maintenance expenses for Columbia were $30.1 million, $32.6 million, and $31.3 million for the years ended December 31, 2009, 2008, and 2007, respectively. See Footnote 18 for discussion of MGE's future capital commitments as a result of this ownership interest.

Each owner provides its own financing and reflects its respective portion of facilities and operating costs in its financial statements. MGE's interest in Columbia, included in its gross utility plant in service, and the related accumulated depreciation reserves at December 31 were as follows:

(In thousands)	2009	2008
Utility plant	$112,879	$113,592
Accumulated depreciation	(72,399)	(71,173)
Net plant	$40,480	$42,419

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

Each owner provides its own financing and reflects its respective portion of the facility and operating costs in its financial statements. MGE Power West Campus' interest in WCCF and the related accumulated depreciation reserves at December 31 were as follows:

(In thousands)	2009	2008
Nonregulated plant	$109,071	$109,111
Accumulated depreciation	(12,777)	(10,033)
Net plant	$96,294	$99,078

Operating charges are allocated to the UW based on formulas contained in the operating agreement. Under the provisions of this arrangement, the UW is required to reimburse MGE for their allocated portion of fuel and operating expenses. For the years ended December 31, 2009, 2008, and 2007, the UW allocated share of fuel and operating costs were $2.6 million, $4.8 million, and $3.0 million, respectively.

c.

Elm Road.

See Footnote 21 for a discussion of MGE Power Elm Road's joint ownership interest in the Elm Road Units.

6.

Regulatory Assets and Liabilities - MGE Energy and MGE.

The following regulatory assets and liabilities are reflected in MGE's consolidated balance sheet as of December 31:

(In thousands)	2009	2008
Regulatory Assets
Environmental costs	$823	$1,097
Regulatory asset – Derivatives	12,823	14,007
Tax recovery related to AFUDC equity	4,465	4,443
Asset retirement obligation	5,002	4,389
Unfunded pension and other postretirement liability	76,823	95,231
Debt related costs	4,144	4,323
Regulatory assets - Elm Road	456	213
Blount restructuring costs	899	718

Pension and OPRB costs	7,713	-
Conservation costs	-	1,124
Other	227	496
Total regulatory assets	$113,375	$126,041
Regulatory Liabilities
Regulatory liability - Derivatives	$282	$-
Conservation costs	314	-
Regulatory liability – Income Taxes	3,914	4,680
Regulatory liability - Medicare subsidy	557	1,090
Non-ARO removal cost	12,216	12,799
Regulatory liability - customer fuel credit	269	5,506
Deferred charges related to ATC	-	468
Renewable energy credits	1,318	-
Other	158	245
Total regulatory liabilities	$19,028	$24,788

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

Environmental Costs

MGE has received regulatory treatment on environmental costs including clean up of two landfill sites and a substation site and certain environmental costs at Columbia. As it relates to the landfills and substation, the regulators have only allowed MGE to recover actual environmental expenditures incurred excluding any carrying cost. As of December 31, 2009, MGE has recorded $0.1 million in regulatory assets for these environmental costs.

In addition, MGE has been allowed to defer actual costs plus carrying costs on certain Columbia environmental expenditures. As of December 31, 2009, MGE has recorded $0.7 million in regulatory assets related to these costs. The pre-construction portion of the costs will be transferred to construction work in progress once a Certificate of Authority is received from the PSCW. MGE expects recovery of these costs over the life of the installed equipment.

Regulatory Asset (Liability) - Derivatives

MGE has physical and financial contracts that are defined as derivatives. The amounts recorded for the net mark-to-market value of the commodity based contracts is offset with a corresponding regulatory asset or liability because these transactions are part of the PGA or fuel rules clause authorized by the PSCW.

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

Asset Retirement Obligation

See Footnote 20 for further discussion.

Unfunded Pension and Other Postretirement Liability

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

Other debt related expenses include deferred charges related to the 2027A Series debt. That incremental difference between interest earned and interest expensed during construction is currently being amortized over the remaining life of the bonds as part of the rate recovery allowed by the PSCW.

Regulatory Assets - Elm Road

MGE has deferred payments made to MGE Power Elm Road for carrying costs during construction of the facility, management fees, community impact mitigation, and transition costs. MGE is collecting carrying costs in rates over a six year period beginning in 2010. All other costs are collected in rates over a one to two year period.

Blount Restructuring Costs

On January 19, 2006, MGE announced a plan, subject to certain conditions, that includes discontinuing coal use at Blount. The plan also included reducing the capacity at Blount from 190 MW to 100 MW. MGE will need to keep Blount available at full capacity until MISO declares that the 90 MW are no longer needed for system reliability which is currently anticipated in June 2013. MGE has determined certain employee positions will be eliminated as a result of this exit plan. Accordingly, this plan has resulted in certain involuntary and voluntary severance benefits and retention bonus payments. Recovery of these amounts began in 2008 and will continue through 2013. Costs will be recovered in rates in the year cash payments are expected to be made. In January 2010, MGE announced it will change its primary fuel at Blount from coal to natural gas. Coal will become the secondary fuel at Blount. This switch to natural gas as a primary fuel will occur in March 2010. See footnote 19 for further discussion related to this plan.

Pension and OPRB Costs

The PSCW has allowed MGE to defer the 2009 incremental pension and OPRB costs above the amounts recovered in rates. Recovery of the costs began in 2010. The costs are being recovered in rates over a four year period for electric portion and a two year period for gas portion.

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

Regulatory Liability – Income Taxes

Excess deferred income taxes result from past taxes provided at rates higher than current rates. The regulatory liability and deferred investment tax credit reflects the revenue requirement associated with the return of these tax benefits to customers.

Regulatory Liability - Medicare Subsidy

This amount relates to the difference in treatment of the Medicare Part D Subsidy for tax and book purposes. For income tax purposes, the benefit of this subsidy is excluded from the computation of the unfunded liability. However, for financial statement purposes, the unfunded liability includes (or is reduced by) the benefit of the Medicare Part D Subsidy. Such tax benefits will be returned to customers in rates in future periods.

Non-ARO Removal Costs

In connection with accounting for Asset Retirement Obligations, companies are required to reclassify cumulative collections for non-ARO removal costs as a regulatory liability, with an offsetting entry to accumulated depreciation. Under the current rate structure, these removal costs are being recovered as a component of depreciation expense.

Regulatory Liability - Customer Fuel Credit

See Footnote 17 for further discussion.

Renewable Energy Credits

MGE receives renewable energy credits from certain purchase power agreements and from its own renewable generation. The value of the credits are recorded as inventory and expensed when the credit is redeemed or expired. A regulatory liability has been established for the value of its renewable energy credits included in inventory. In Wisconsin, renewable energy credits expire four years after the year of acquisition. This benefit will be returned to customers in the year the credit is redeemed or expired.

7.

Common Equity.

a.

Common Stock - MGE Energy and MGE.

MGE Energy sells shares of its common stock through its Stock Plan. Those shares may be newly issued shares or shares that MGE Energy has purchased in the open market for resale to participants in the Stock Plan. All sales are covered by a shelf registration statement that MGE Energy filed with the SEC. For the twelve months ended December 31, 2009 and 2008, MGE Energy issued 209,065 and 954,238 new shares of common stock under the Stock Plan for net proceeds of $6.3 million and $31.0 million, respectively.

In June 2009, MGE Energy switched from issuing new shares of common stock under the Stock Plan to purchasing shares on the open market to provide shares to meet obligations to participants in the Stock Plan. The shares are purchased on the open market through a securities broker-dealer and then are reissued under the Stock Plan as needed to meet share delivery requirements. The volume and timing of share repurchases in the open market depends upon the level of dividend reinvestment and optional share purchases being made from time to time by plan participants. As a result, there is no specific maximum number of shares to be repurchased and no specified termination date for the repurchases.

During the twelve months ended December 31, 2009 and 2008, MGE Energy paid $33.7 million (or $1.46 per share) and $31.8 million (or $1.43 per share), respectively, in cash dividends on its common stock. Dividends on common stock at MGE are subject to restrictions imposed by the PSCW and the covenants of MGE's outstanding first mortgage bonds. See Footnote 9 for further discussion of these covenants. During the twelve months ended December 31, 2009, MGE paid $19.3 million in cash dividends to MGE Energy. No cash dividends were paid from MGE to MGE Energy for the twelve months ended December 31, 2008.

b.

Preferred Stock - MGE Energy and MGE.

MGE has 1,175,000 shares of $25 par value redeemable preferred stock (cumulative) that is authorized but unissued at December 31, 2009 and 2008.

c.

Dilutive Shares Calculation - MGE Energy.

MGE Energy does not hold any dilutive securities.

8.

Noncontrolling Interest - MGE.

a.

MGE Power West Campus.

MGE Power West Campus is not a subsidiary of MGE; however, it has been consolidated in the consolidated financial statements of MGE (see Footnote 2). MGE Power West Campus is 100% owned by MGE Power and MGE Power is 100% owned by MGE Energy. MGE Energy's proportionate share of the equity and net income (through its wholly owned subsidiary MGE Power) of MGE Power West Campus is classified within the MGE financial statements as noncontrolling interest. Noncontrolling interest on the balance sheet related to MGE Power West Campus at December 31, 2009 and 2008, is $29.0 million and $32.3 million, respectively. For the years ended December 31, 2009, 2008, and 2007, MGE Power had earned $7.6 million, $7.6 million, and $7.7 million, net of tax, from its interest in MGE Power West Campus, respectively. This amount is recorded as noncontrolling interest expense, net of tax, on MGE's consolidated statement of income.

b.

MGE Transco.

At December 31, 2009, MGE is the majority owner, and MGE Energy is the minority owner, of MGE Transco. MGE Energy's proportionate share of the equity and net income of MGE Transco is classified within the MGE financial statements as noncontrolling interest. Noncontrolling interest on the balance sheet related to MGE Transco at December 31, 2009 and 2008, is $9.8 million and $6.6 million, respectively. For the years ended December 31, 2009, 2008, and 2007, MGE Energy had earned $1.5 million, $0.8 million, and $0.5 million, net of tax, from its interest in MGE Transco, respectively. These amounts are recorded as noncontrolling interest expense, net of tax, on MGE's consolidated statement of income.

c.

MGE Power Elm Road.

Similar to MGE Power West Campus, MGE Power Elm Road is not a subsidiary of MGE; however, it has been consolidated in the consolidated financial statements of MGE (see Footnote 2). MGE Power Elm Road is 100% owned by MGE Power and MGE Power is 100% owned by MGE Energy. MGE Energy's proportionate share of the equity and net income (through its wholly owned subsidiary MGE Power) of MGE Power Elm Road is classified within the MGE financial statements as noncontrolling interest. Noncontrolling interest on the balance sheet related to MGE Power Elm Road at December 31, 2009 and 2008, is $140.2 million and $135.3 million, respectively. For the years ended December 31, 2009, 2008, and 2007, MGE Power recognized earnings of $4.9 million, $3.9 million, and $2.6 million, net of tax, from its interest in MGE Power Elm Road, respectively. These amounts are recorded as noncontrolling interest expense, net of tax, on MGE's consolidated statement of income.

82

9.

Long-Term Debt.

a.

First Mortgage Bonds - MGE Energy and MGE.

MGE's utility plant is subject to the lien of its Indenture of Mortgage and Deed of Trust, under which its first mortgage bonds are issued.

The Mortgage Indenture restricts the payment by MGE of dividends or any other distribution or purchase of shares to the existing earned surplus (retained earnings) on MGE common stock. MGE's earned surplus exceeded all such payments for all years covered under this report.

b.

Medium-Term Notes – MGE Energy and MGE.

The indenture under which MGE's medium-term notes are issued provides that those notes will be entitled to be equally and ratably secured in the event that MGE issues any additional first mortgage bonds.

c.

Other Senior Notes - MGE Energy and MGE.

On September 11, 2008, MGE issued $40 million of unsecured 5.59% senior notes due September 11, 2018, pursuant to a Note Purchase Agreement. Under that Note Purchase Agreement: (i) note holders have the right to require MGE to repurchase their notes at par in the event of an acquisition of beneficial ownership of 30% or more of the outstanding voting stock of MGE Energy, (ii) MGE must maintain a ratio of its consolidated indebtedness to consolidated total capitalization not to exceed a maximum of 65% and (iii) MGE cannot issue "Priority Debt" in an amount exceeding 20% of its consolidated assets. Priority Debt is defined as any indebtedness of MGE secured by liens other than specified liens permitted by the Note Purchase Agreement and certain unsecured indebtedness of certain subsidiaries.

On September 30, 2003 and October 27, 2005, MGE Power West Campus issued $30 million of 5.68% senior secured notes and $20 million of 5.19% senior secured notes, respectively, that require it to maintain a projected debt service coverage ratio of not less than 1.25 to 1.00, and debt to total capitalization ratio of not more than .65 to 1.00. The notes are secured by a collateral assignment of lease payments that MGE is making to MGE Power West Campus for use of its ownership interest in a cogeneration facility pursuant to a long-term lease.

d.

Long-Term Debt Maturities - MGE Energy and MGE.

Below is MGE Energy's and MGE's aggregate maturities for all long-term debt for years following the December 31, 2009, balance sheet.

(In thousands)	MGE Energy**	MGE
2010	$ 1,528	$-
2011	1,667	-
2012	35,967	34,300
2013	2,014	347
2014	3,102	1,435
Future years*	279,222	237,418
Total*	$323,500	$273,500

*Includes $30 million and $20 million maturity for MGE Power West Campus, which is consolidated with MGE's debt (see Footnote 2).

**Includes $50 million of MGE Power Elm Road 5.04% senior secured notes, due 2040, issued on February 4, 2010. The proceeds of this issuance were used to repay short-term debt.

MGE has $15 million of 6.58% medium-term notes due in 2012 and $19.3 million of 4.875% Industrial Development Revenue Bonds which have a mandatory repurchase on April 1, 2012 but have a maturity date of October 1, 2027.

83

10.

Notes Payable to Banks, Commercial Paper, and Lines of Credit - MGE Energy and MGE.

a.

MGE Energy.

At December 31, 2009, MGE Energy had two unsecured, committed revolving lines of credit, one for $80 million expiring December 21, 2010 and the second for $40 million expiring August 27, 2010. At December 31, 2009, $80 million and $1.0 million in borrowings, respectively, were outstanding under these facilities.

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

b.

MGE.

For short-term borrowings, MGE generally issues commercial paper (issued at the prevailing discount rate at the time of issuance), which is supported by unused committed bank lines of credit. At December 31, 2009, MGE had two unsecured, committed revolving lines of credit, one for $55 million expiring December 21, 2010 and one for $20 million expiring March 30, 2010. At December 31, 2009, no borrowings were outstanding on either facility; however, there was $33.5 million in commercial paper outstanding.

The agreements require MGE to maintain a ratio of consolidated debt to consolidated total capitalization not to exceed a maximum of 65%. The ratio calculation excludes assets, liabilities, revenues and expenses included in MGE's financial statements as the result of the consolidation of VIEs, such as MGE Power West Campus and MGE Power Elm Road. A change in control constitutes a default under the agreements. Change in control events are defined as (i) a failure by MGE Energy to hold 100% of the outstanding voting equity interest in MGE or (ii) the acquisition of beneficial ownership of 30% or more of the outstanding voting stock of MGE Energy by one person or two or more persons acting in concert.

c.

MGE Energy and MGE.

Information concerning short-term borrowings for the past three years is shown below:

	As of December 31,
(In thousands)	2009	2008	2007
MGE Energy
Available lines of credit	$195,000	$195,000	$155,000
Short-term debt outstanding	$64,500	$124,500	$103,500
Weighted-average interest rate	0.53%*	1.31%	4.71%
During the year:
Maximum short-term borrowings	$134,000	$139,000	$108,500
Average short-term borrowings	$105,015*	$110,803	$59,113
Weighted-average interest rate	0.63%*	2.88%	5.39%

MGE
Available lines of credit	$ 75,000	$75,000	$75,000
Commercial paper outstanding	$33,500	$51,000	$61,000
Weighted-average interest rate	0.20%	0.91%	4.47%
During the year:
Maximum short-term borrowings	$60,500	$64,000	$64,000
Average short-term borrowings	$26,900	$46,210	$27,954
Weighted-average interest rate	0.31%	2.44%	5.08%

*Includes $50 million of short term debt classified as long term debt due to the MGE Power Elm Road 5.04% senior secured notes, issued on February 4, 2010, the proceeds of which were used to repay short-term debt.

84

11.

Fair Value of Financial Instruments - MGE Energy and MGE.

a.

Fair Value of Financial Assets and Liabilities Recorded at the Carrying Amount.

At December 31, 2009 and 2008, the carrying amount of cash, cash equivalents, and outstanding commercial paper approximates fair market value due to the short maturity of those investments and obligations. The estimated fair market value of MGE Energy's and MGE long-term debt is based on quoted market prices at December 31. The estimated fair market value of MGE Energy's and MGE's financial instruments are as follows:

	2009		2008
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
MGE Energy
Assets:
Cash and cash equivalents	$4,704	$4,704	$4,106	$4,106
Liabilities:
Short-term debt - bank loans	31,000	31,000	73,500	73,500
Short-term debt - commercial paper	33,500	33,500	51,000	51,000
Long-term debt*	323,500	339,557	273,500	261,315

MGE
Assets:
Cash and cash equivalents	2,474	2,474	1,318	1,318
Liabilities:
Short-term debt - commercial paper	33,500	33,500	51,000	51,000
Long-term debt*	273,500	289,557	273,500	261,315

*Includes long-term debt due within one year.

b.

Recurring Fair Value Measurements.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability including assumptions about risk. The standard also establishes a three level fair value hierarchy based upon the observability of the assumptions used and requires the use of observable market data when available. The levels are:

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis for MGE Energy and MGE.

(In thousands)	Fair Value as of December 31, 2009
	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Exchange-traded investments	$535	$535	$-	$-
Total Assets	$535	$535	$-	$-
Liabilities:
Derivatives, net (a)	$12,541	$(506)	$-	$13,047
Deferred compensation	1,342	1,342	-	-
Total Liabilities	$13,883	$836	$-	$13,047

MGE
Assets:
Exchange-traded investments	$327	$327	$-	$-
Total Assets	$327	$327	$-	$-
Liabilities:
Derivatives, net (a)	$12,541	$(506)	$-	$13,047
Deferred compensation	1,342	1,342	-	-
Total Liabilities	$13,883	$836	$-	$13,047

(a)

These amounts are shown gross and exclude $0.4 million of collateral that was posted against derivative positions with counterparties.

(In thousands)	Fair Value as of December 31, 2008
	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Exchange-traded investments	$511	$511	$-	$-
Total Assets	$511	$511	$-	$-
Liabilities:
Derivatives, net (b)	$14,007	$4,788	$-	$9,219
Deferred compensation	1,171	1,171	-	-
Total Liabilities	$ 15,178	$5,959	$-	$9,219

MGE
Assets:
Exchange-traded investments	$364	$364	$-	$-
Total Assets	$364	$364	$-	$-
Liabilities:
Derivatives, net (b)	$14,007	$4,788	$-	$9,219
Deferred compensation	1,171	1,171	-	-
Total Liabilities	$15,178	$5,959	$-	$9,219

(b)

These amounts are shown gross and exclude $9.9 million of collateral that was posted against derivative positions with counterparties.

Investments include exchange-traded investment securities valued using quoted prices on active exchanges and are therefore classified as Level 1.

Derivatives include exchange-traded derivative contracts, over-the-counter party transactions, a ten-year purchased power agreement, and FTRs. Most exchange-traded derivative contracts are valued based on unadjusted quoted prices in active markets and are therefore classified as Level 1. A small number of exchange-traded derivative contracts are valued using quoted market pricing in markets with insufficient volumes and are therefore classified as Level 3. Transactions done with an over-the-counter party are on inactive markets and are therefore classified as Level 3. These transactions are valued based on quoted prices with markets with similar exchange traded transactions. The ten-year purchased power agreement (see Footnote 16) was valued using an internally-developed pricing model and therefore classified as Level 3. The model includes both observable and unobservable inputs. Inputs to the model require significant management judgment and estimation. The model uses a forward power pricing curve based on exchange-traded contracts in the electric futures market. As described above, the market prices from this source have insufficient volumes and are classified as Level 3 in the fair value hierarchy. To project future prices beyond the period in which these quoted market prices are available, MGE calculates the price based on forward gas prices and an implied heat rate. MGE considers the assumptions that market participants would use in valuing the asset or liability. This consideration includes assumptions about market risk such as liquidity, volatility and contract duration. The fair value model incorporates discounting, credit, and model risks. FTRs are priced based upon monthly auction results for identical or similar instruments in a closed market with limited data available and are therefore classified as Level 3.

Cash and cash equivalents include investments with maturities of less than three months that are traded in active markets and deposit accounts, and are therefore classified as Level 1.

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

The following table summarizes the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for both MGE Energy and MGE.

(In thousands)
Twelve Months Ended December 31,	2009	2008
Balance as of January 1,	$(9,219)	$(444)
Realized and unrealized gains (losses):
Included in regulatory liabilities (assets)	(3,829)	(8,801)
Included in other comprehensive income	-	26
Included in earnings	(14,489)	21
Included in current assets	(24)	-
Purchases, sales, issuances, and settlements, net	14,514	(21)
Transfers in and/or out of Level 3	-	-
Balance as of December 31,	$(13,047)	$(9,219)
Total gains (losses) included in earnings attributed to the change in unrealized gains (losses) related to assets and liabilities held at December 31, (c)	$-	$-

The following table presents total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis during the twelve months ended December 31, 2009 and December 31, 2008, for both MGE Energy and MGE. (c).

(In thousands)	Purchased Power Expense	Cost of Gas Sold Expense	Regulated Gas Revenues
Total gains (losses) included in earnings for the twelve months ended December 31, 2009	$(14,642)	$82	$71
Total gains (losses) included in earnings for the twelve months ended December 31, 2008	$139	$(59)	$(59)

(c) MGE's exchange-traded derivative contracts, over-the-counter party transactions, ten-year purchased power agreement, and FTRs are subject to regulatory deferral. These derivatives are therefore marked to fair value and are offset with a corresponding regulatory asset or liability. A portion of MGE's derivative contracts fall under the incentive mechanism within the PGA clause and shareholders have the ability to receive a set percentage of the benefit or loss from these deals if certain thresholds are achieved. Under these derivatives, only the gains or losses associated with customers are subject to regulatory deferral. The remaining shareholder portion is reflected in other comprehensive income. As a result of the above described treatment, there are no unrealized gains or losses that flow through earnings.

12.

Income Taxes.

a.

MGE Energy Income Taxes.

MGE Energy files a consolidated federal income tax return that includes the operations of all subsidiary companies. The consolidated income tax provision consists of the following provision (benefit) components for the years ended December 31:

(In thousands)	2009	2008	2007
Current payable:
Federal	$8,008	$15,764	$22,482
State	2,796	5,060	5,033
Net-deferred:
Federal	14,408	7,361	37
State	3,300	1,222	713
Amortized investment tax credits	(342)	(351)	(410)
Total income tax provision	$28,170	$29,056	$27,855

MGE Energy's consolidated income tax provision differs from the amount computed by applying the statutory federal income tax rate to income before income taxes, as follows:

	2009	2008	2007
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	5.1%	5.0%	4.8%
Amortized investment tax credits	(0.4)%	(0.4)%	(0.5)%
Credit for electricity from wind energy	(2.5)%	(2.4)%	(0.6)%
Domestic manufacturing deduction	(0.5)%	(0.5)%	(0.6)%
Other, net, individually insignificant	(1.1)%	(1.2)%	(1.8)%
Effective income tax rate	35.6%	35.5%	36.3%

Under 2009 Wisconsin Act 2, effective for years beginning on or after January 1, 2009, Wisconsin requires corporations to use combined reporting to compute their Wisconsin income for income tax purposes. Formerly, Wisconsin law required each corporation in a combined group to file separate returns. The combined reporting statute in Wisconsin did not have a significant impact on the effective income tax rates of MGE Energy and MGE.

The significant components of deferred tax liabilities (assets) that appear on MGE Energy's consolidated balance sheets as of December 31 are as follows:

(In thousands)	2009	2008
Property-related	$134,216	$116,492
Investment in ATC	20,216	16,003
Bond transactions	1,991	2,133
Pension expense	1,856	3,339
Unfunded pension and other postretirement liability	37,422	38,547
Derivatives	5,188	5,702
Tax deductible prepayments	7,235	6,743
Other	14,828	9,031
Gross deferred income tax liabilities	222,952	197,990
Accrued expenses	(23,697)	(18,242)
Retirement benefits, other than pension	(10,642)	(9,478)
Deferred tax regulatory account	(2,858)	(3,220)
Unfunded pension and other postretirement liability	(37,652)	(39,393)
Derivatives	(5,188)	(5,702)
Other	(3,428)	(1,510)
Gross deferred income tax assets	(83,465)	(77,545)
Less valuation allowance	365	366
Net deferred income tax assets	(83,100)	(77,179)
Deferred income taxes	$139,852	$120,811

The valuation allowance reduces MGE Energy's deferred tax assets for state carryforward losses to estimated realizable value due to the uncertainty of future income estimates in various state tax jurisdictions.

For tax purposes, as of December 31, 2009, MGE Energy had approximately $7.5 million of state tax net operating loss deductions that expire between 2011 to 2019 if unused.

b.

MGE Income Taxes.

MGE Energy files a consolidated federal income tax return. The subsidiaries calculate their respective federal income tax provisions as if they were separate taxable entities.

On a separate company basis, the components of MGE's income tax provision are as follows for the years ended December 31:

(In thousands)	2009	2008	2007
Current payable:
Federal	$8,292	$14,313	$21,899
State	2,855	4,710	4,882
Net-deferred:
Federal	13,441	7,255	11
State	3,065	1,199	703
Amortized investment tax credits	(342)	(351)	(410)
Total income tax provision	$27,311	$27,126	$27,085

MGE's income tax provision on a separate company basis differs from the amount computed by applying the statutory federal income tax rate to income before noncontrolling interest and income tax provision as follows:

	2009	2008	2007
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	5.1%	5.0%	4.7%
Amortized investment tax credits	(0.4)%	(0.5)%	(0.5)%
Credit for electricity from wind energy	(2.6)%	(2.5)%	(0.6)%
Domestic manufacturing deduction	(0.5)%	(0.5)%	(0.6)%
Other, net, individually insignificant	(1.2)%	(1.3)%	(1.8)%
Net Effective income tax rate	35.4%	35.2%	36.2%

The significant components of deferred tax liabilities (assets) that appear on MGE's consolidated balance sheets as of December 31 are as follows:

(In thousands)	2009	2008
Property-related	$134,216	$116,492
Investment in ATC	20,216	16,003
Bond transactions	1,991	2,133
Pension expense	1,856	3,339
Unfunded pension and other postretirement liability	37,422	38,547
Derivatives	5,188	5,702
Tax deductible prepayments	7,235	6,743
Other	12,995	8,780
Gross deferred income tax liabilities	221,119	197,739
Accrued expenses	(23,229)	(18,116)
Retirement benefits, other than pension	(10,642)	(9,478)
Deferred tax regulatory account	(2,858)	(3,220)
Unfunded pension and other postretirement liability	(37,652)	(39,393)
Derivatives	(5,188)	(5,702)
Other	(3,427)	(1,522)
Gross deferred income tax assets	(82,996)	(77,431)
Less valuation allowance	365	366
Net deferred income tax assets	(82,631)	(77,065)
Deferred income taxes	$138,488	$120,674

The valuation allowance reduces MGE's deferred tax assets for state carryforward losses to estimated realizable value due to the uncertainty of future income estimates in various state tax jurisdictions.

For tax purposes, as of December 31, 2009, MGE had approximately $7.5 million of state tax net operating loss deductions that expire between 2011 to 2019 if unused.

c.

Accounting for Uncertainty in Income Taxes - MGE Energy and MGE.

MGE Energy and MGE account for the difference between the tax benefit amount taken on prior year tax returns, or expected to be taken on a current year tax return, and the tax benefit amount recognized in the financial statements as an unrecognized tax benefit.

A tabular reconciliation of unrecognized tax benefits and interest from January 1, 2007 (date of adoption) to December 31, 2009, is as follows:

(In thousands)	Tax	Interest
Amounts of unrecognized tax benefits, January 1, 2007, upon adoption (Amounts are for years prior to 2007)	$277	$99
Settlements with taxing authorities paid in 2007	(186)	(24)
Reductions to beginning balance of unrecognized tax benefits as a result of settlements with taxing authorities	(91)	(75)
Additions based on tax positions related to 2007	99	-
Unrecognized tax benefits and accrued interest, December 31, 2007	99	-
Additions based on tax positions related to 2008	77	-
Accrued interest on unrecognized tax benefits	-	9
Unrecognized tax benefits and accrued interest, December 31, 2008	176	9
Additions based on tax positions related to 2009	-	-
Accrued interest on unrecognized tax benefits	-	12
Unrecognized tax benefits and accrued interest, December 31, 2009	$176	$21

Unrecognized tax benefits are liabilities shown with Other Deferred Liabilities on the December 31, 2009 and December 31, 2008, balance sheets.

Unrecognized tax benefits included in the December 31, 2009 and 2008 balance sheets relate mainly to federal permanent differences and tax credits, the realization of which would not significantly impact the effective tax rate. The unrecognized tax benefits at December 31, 2009, are not expected to significantly increase or decrease within the next twelve months.

Prior to 2009, Wisconsin required each corporation within a consolidation group to file a separate tax return. Effective for tax years ending on or after January 1, 2009, Wisconsin mandates the use of combined reporting for unitary businesses. MGE Energy is a unitary business.

The following table shows tax years that remain subject to examination by major jurisdiction:

Taxpayer	Open Years
MGE Energy and consolidated subsidiaries in federal return	2006 through 2009
MGE Energy Wisconsin separate corporation return	2005 through 2008
MGE Wisconsin separate corporation return	2005 through 2008
MGE Energy Wisconsin combined reporting corporation return	2009

13.

Pension Plans and Other Postretirement Benefits - MGE Energy and MGE.

MGE maintains qualified and nonqualified pension plans, health care and life insurance benefits, and two defined contribution 401(k) benefit plans for its employees and retirees. MGE's costs for the 401(k) plans were $1.3 million, $1.2 million, and $1.0 million in 2009, 2008 and 2007, respectively. A measurement date of December 31 is utilized for all pension and postretirement benefit plans.

All employees hired after December 31, 2006, have been enrolled in the defined contribution pension plan, rather than the defined benefit pension plan previously in place.

a.

Benefit Obligations.

(In thousands)	Pension Benefits		Other Postretirement Benefits
Change in benefit obligation:	2009	2008	2009	2008
Net benefit obligation at beginning of year	$191,798	$176,938	$62,786	$59,331
Service cost	5,235	5,022	1,783	1,724
Interest cost	11,430	11,305	3,801	3,743
Plan participants' contributions	-	-	483	442
Plan amendments	-	-	-	-
Actuarial (gain) loss	6,864	4,904	(480)	(354)
Special termination benefits	-	11	-	-
Gross benefits paid	(6,547)	(6,382)	(2,376)	(2,233)
Less: federal subsidy on benefits paid	-	-	141	133
Benefit obligation at end of year	$208,780	$191,798	$66,138	$62,786

The accumulated benefit obligation for the defined benefit pension plans at the end of 2009 and 2008 was $180.1 million and $166.2 million, respectively.

	Pension Benefits		Other Post-retirement Benefits
Weighted-average assumptions used to determine end of year benefit obligations:	2009	2008	2009	2008
Discount rate	5.87%	6.11%	5.92%	6.11%
Rate of compensation increase	4.58%	4.56%	N/A	N/A

The following table shows assumed health care cost trend rates at December 31:

	2009	2008
Health care cost trend rate assumed for next year	7.5%	8%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5%	5%
Year that the rate reaches the ultimate trend rate	2015	2015

The assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.

The following table shows how an assumed 1% increase or 1% decrease in health care cost trends could impact postretirement benefits in 2009 dollars:

(In thousands)	1% Increase	1% Decrease
Effect on other postretirement benefit obligation	$9,076	$(7,447)

In 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 was signed into law authorizing Medicare to provide prescription drug benefits to retirees. For the year ended December 31, 2009, the subsidy due to MGE was $0.1 million.

b.

Plan Assets.

(In thousands)	Pension Benefits		Other Postretirement Benefits
Change in plan assets:	2009	2008	2009	2008
Fair value of plan assets at beginning of year	$103,086	$145,118	$13,406	$16,542
Actual return on plan assets	25,866	(40,774)	2,462	(3,931)
Employer contributions	11,466	5,124	3,363	2,586
Plan participants' contributions	-	-	483	442
Gross benefits paid	(6,547)	(6,382)	(2,376)	(2,233)
Fair value of plan assets at end of year	$133,871	$103,086	$17,338	$13,406

The expected long-term rate of return on the pension plan assets reduced to 8.5% for 2009 and beyond from 9.0% in 2008.

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

The asset allocation for MGE's pension plans at the end of 2009 and 2008, and the target allocation for 2010, by asset category, follows:

	Target Allocation	Percentage of Plan Assets at Year End
		2009	2008
Equity securities	63.0%	66.0%	72.0%
Debt securities	30.0%	27.0%	14.7%
Real estate	7.0%	7.0%	13.3%
Total	100.0%	100.0%	100.0%

d.

Investment Strategy.

MGE employs a total return investment approach whereby a mix of equities, fixed income, and real estate investments are used to maximize the expected long-term return of plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan-funded status, and corporate financial condition. The investment portfolio contains a diversified blend of equity, fixed income, and real estate investments. Target asset allocations are as follows: 45.5% United States equity, 17.5% non-United States equity, 30% fixed income, and 7% real estate. Investment risk is measured and monitored on an ongoing basis through periodic investment portfolio reviews and liability measurements.

e.

Concentrations of Credit Risk.

MGE evaluated its pension and other postretirement benefit plans' asset portfolios for the existence of significant concentrations of credit risk as of December 31, 2009. Types of concentrations that were evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, and foreign country. As of December 31, 2009, there were no significant concentrations (defined as greater than 10 percent of plan assets) of risk in MGE pension and postretirement benefit plan assets.

f.

Fair Value Measurements of Plan Assets.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability including assumptions about risk. The standard also establishes a three level fair value hierarchy based upon the observability of the assumptions used and requires the use of observable market data when available. The levels are:

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

The following is a description of the valuation methodologies used for assets measured at fair value as of December 31, 2009:

Cash and Cash Equivalents – This includes highly liquid investments with maturities of less than 3 months which are traded in active markets.

Equity Securities – These U.S. Stock Funds are primarily invested in domestic equities. Securities in these funds are typically priced using the closing price from the applicable exchange, NYSE, NASDAQ, etc. The International Funds are composed of international equities. Securities are priced using the closing price from the appropriate local stock exchange.

Fixed Income Securities – These securities consist of U.S. Bond Funds and Short-Term Funds. U.S. Bond Funds are priced by Interactive Data (a pricing agent) using inputs such as benchmark yields, reported trades, broker/dealer quotes, and issuer spreads. The Short-Term Funds are valued initially at cost and adjusted for amortization of any discount or premium.

Real Estate – The fair value of real estate properties is determined through an external appraisal process.

Insurance Continuance Fund (ICF) – The fair value of the ICF is based on largely unobservable inputs which are based on a commingled interest.

The Fair Value of MGE's plan assets at December 31, 2009, by asset category are as follows:

(In thousands)	Fair Value as of December 31, 2009
	Total	Level 1	Level 2	Level 3
MGE Energy
Cash and Cash Equivalents	$2,036	$2,036	$-	$-
Equity Securities:
U.S. Large Cap	44,633	-	44,633	-
U.S. Mid Cap	11,051	-	11,051	-
U.S. Small Cap	14,424	-	14,424	-
International Blend	27,810	-	27,810	-
Fixed Income Securities:
Short-Term Fund	1,169	-	1,169	-
High Yield Bond	7,557	-	7,557	-
Long Duration Bond	31,311	-	31,311	-
Real Estate	10,210	-	-	10,210
Insurance Continuance Fund	1,008	-	-	1,008
Total	$151,209	$2,036	$137,955	$11,218

The following table summarizes the changes in the fair value of the Level 3 plan assets for the year ended December 31, 2009.

(In thousands)	Level 3 Assets
	Real Estate	Insurance Continuance Fund
MGE Energy
Balances, January 1, 2009	$15,098	$1,078
Realized gains/(losses)	(9)	-
Unrealized gains/(losses) relating to instruments still held at December 31, 2009	(5,153)	-
Other Income	335	52
Purchases, sales, issuance and settlements, net	(61)	(122)
Balance, December 31, 2009	$10,210	$1,008

g.

Other Postretirement Benefits.

The fair value of plan assets for these postretirement benefit plans is $17.3 million and $13.4 million at the end of 2009 and 2008, respectively. The expected long-term rate of return on these plan assets was 7.39% and 7.11% in 2009 and 2008.

Of the above amounts, $13.4 million and $10.3 million at the end of 2009 and 2008, respectively, were held in the master pension trust and are allocable to postretirement health expenses. The target asset allocation and investment strategy for the portion of assets held in the master pension trust are the same as that explained for MGE's pension plans.

The remainder of postretirement benefit assets are held either in an insurance continuance fund for the payment of retiree life benefits or a health benefit trust for payment of retiree health claims. There is no formal target asset allocation for these assets, but the intent is to seek interest income and maintain stability of principal.

h.

Funded Status.

The funded status at the end of the year, and the related amounts recognized on the Consolidated Balance Sheet are as follows:

(In thousands)		Pension Benefits	Other Postretirement Benefits
Funded status, end of year	2009	2008	2009	2008
Fair value of plan assets	$133,871	$103,086	$17,338	$13,406
Benefit obligations	208,780	191,798	66,138	62,786
Funded status	$(74,909)	$(88,712)	$(48,800)	$(49,380)

At December 31, 2009, MGE Energy and MGE included a $0.8 million current liability, a $122.9 million long-term liability, and a $76.8 million regulatory asset in the balance sheet to properly reflect the unfunded status of the plans.

At December 31, 2008, MGE Energy and MGE included a $0.8 million current liability, a $137.3 million long-term liability, and a $95.2 million regulatory asset in the balance sheet to properly reflect the unfunded status of the plans.

(In thousands)	Pension Benefits	Other Postretirement Benefits
Amounts recognized as regulatory asset	2009	2009
Net actuarial loss	$60,739	$11,605
Prior service cost	2,317	860
Transition obligation	-	1,317
Total	$63,056	$13,782

The projected benefit obligation and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets at December 31, 2009 and 2008, were as follows:

(In thousands)	Pension Benefits
Projected Benefit Obligation in Excess of Plan Assets	2009	2008
Projected benefit obligation, end of year	$208,780	$191,798
Fair value of plan assets, end of year	$133,871	$103,086

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2009 and 2008, were as follows:

(In thousands)	Pension Benefits
Accumulated Benefit Obligation in Excess of Plan Assets	2009	2008
Projected benefit obligation, end of year	$ 208,780	$191,798
Accumulated benefit obligation, end of year	180,058	166,232
Fair value of plan assets, end of year	133,871	103,086

i.

Expected Cash Flows.

Contributions to the plans for 2010 through 2014 are expected to be between 11.0 million to $13.0 million each year. The contributions for years after 2014 are currently not yet estimated. MGE has adopted the asset smoothing as permitted in accordance with the Pension Protection Act of 2006, including modifications made by WRERA.

Due to uncertainties in the future economic performance of plan assets, discount rates, and other key assumptions, estimated contributions are subject to change. MGE may also elect to make additional discretionary contributions.

In 2009, MGE made $15.3 million in employer contributions to its pension and postretirement plans related to the 2008 and 2009 plan years.

j.

Benefit Payments.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

	Pension	Other Postretirement
(In thousands)	Pension Benefits	Gross Postretirement Benefits	Expected Medicare Part D Subsidy	Net Postretirement Benefits
2010	$8,134	$2,568	$(185)	$2,383
2011	8,805	2,865	(206)	2,659
2012	9,601	3,018	(241)	2,777
2013	10,392	3,391	(269)	3,122
2014	11,164	3,706	(296)	3,410
2015-2019	69,332	23,298	(2,023)	21,275

k.

Net Periodic Cost.

MGE has elected to recognize the cost of its transition obligation (the accumulated postretirement benefit obligation as of January 1, 1993) by amortizing it on a straight-line basis over 20 years.

(In thousands)	Pension Benefits			Other Postretirement Benefits
Components of net periodic benefit cost:	2009	2008	2007	2009	2008	2007
Service cost	$5,235	$5,022	$5,165	$1,783	$1,724	$1,618
Interest cost	11,430	11,305	10,421	3,801	3,743	3,101
Expected return on assets	(9,016)	(13,189)	(12,248)	(1,005)	(1,280)	(1,148)
Amortization of:
Transition obligation	143	143	143	427	427	427
Prior service cost	440	440	440	130	287	208
Actuarial loss	4,748	572	804	581	295	232
Net periodic benefit cost	$12,980	$4,293	$4,725	$5,717	$5,196	$4,438

Weighted-average assumptions used to determine net periodic cost:
Discount rate	6.11%	6.24%	5.90%	6.11%	6.29%	5.97%
Expected return on plan assets	8.50%	9.00%	9.00%	7.11%	7.85%	7.78%
Rate of compensation increase	4.58%	4.55%	4.55%	N/A	N/A	N/A

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in the assumed health care cost trend rates would have had the following effect:

(In thousands)	1% Increase	1% Decrease
Effect on total service and interest cost components	$859	$(696)

The PSCW has allowed MGE to defer the 2009 incremental pension and OPRB costs above the amounts recovered in rates. As of December 31, 2009 there were $7.7 million in total pension and OPRB costs deferred.

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

On the grant date, MGE Energy and MGE measured the cost of the employee services received in exchange for the award based on current market value of MGE Energy common stock. The fair value of the awards has been subsequently re-measured at December 31, 2009, as required by applicable accounting standards. Changes in fair value as well as the original grant have been recognized as compensation cost. Since this amount will be re-measured throughout the vesting period, the compensation cost is subject to variability. These units are subject to either a four or five year graded vesting schedule.

Grant Date	MGE Energy Units Granted
January 1, 2007	22,479
January 18, 2008	18,538
January 16, 2009	18,604
January 15, 2010	17,310

For nonretirement eligible employees, stock based compensation costs are accrued and recognized using the graded vesting method. Compensation cost for retirement eligible employees or employees that will become retirement eligible during the vesting schedule are recognized on an abridged horizon also using the graded vesting method.

During the twelve months ended December 31, 2009 and, 2008, 2007, MGE recorded $0.8 million, $0.5 million and $0.3 million, respectively, in compensation expense as a result of this plan. No forfeitures occurred during 2009. A forfeiture of less than $0.1 million, but no cash settlements, occurred during the twelve months ended December 31, 2008. At December 31, 2009, $0.9 million of these awards were vested.

15.

Regional Transmission Organizations - MGE Energy and MGE.

MISO is a FERC approved RTO that is required to provide real-time energy services and a market based mechanism for transmission congestion management. MISO maintains a bid-based energy market. MGE offers substantially all of its generation on the MISO market and purchases much of its load requirement from the MISO market in accordance with the MISO Tariff. In January 2009, MISO implemented and MGE began participating in the ancillary services market (ASM). The ASM is an extension of the existing energy market in which MISO assumes the responsibility of maintaining sufficient generation reserves. Previously, MGE was responsible for providing its own reserves. In the ASM, MISO will provide the reserves for MGE's load, and MGE may offer to sell reserves from its generating units. In addition to this market change, MISO took on various balance authority functions. In June 2009, MISO implemented and MGE began participating in the voluntary capacity auction. The voluntary capacity auction provides an optional monthly forum for buyers and sellers of aggregate planning resource credits to interact. Load serving entities may participate in the voluntary capacity auction to potentially obtain the necessary aggregate planning resource credits to meet their planning reserve margin requirement. Generator owners may participate to sell any excess aggregate planning resource credits that are not needed.

Additionally, MGE is a member of PJM. PJM is also an RTO. PJM is a neutral and independent party that coordinates and directs the operation of the region's transmission grid, administers a competitive wholesale electricity market, and plans regional transmission expansion improvements to maintain grid reliability and relieve congestion. MGE has one purchase power agreement, for a total of 50 MW, that is affected by this market.

MGE reports on a net basis transactions on the MISO and PJM markets in which it buys and sells power within the same hour to meet electric energy delivery requirements. This treatment resulted in a $74.4 million, $163.8 million, and $157.3 million reduction to sales for resale and purchased power expense for the years ended December 31, 2009, 2008, and 2007, respectively.

97

16.

Derivative and Hedging Instruments - MGE Energy and MGE.

As part of its regular operations, MGE enters into contracts, including options, swaps, futures, forwards, and other contractual commitments, to manage its exposure to commodity prices and gas revenues. To the extent that these contracts are derivatives, MGE assesses whether or not the normal purchases or normal sales exclusion applies. For contracts to which this exclusion cannot be applied, MGE Energy and MGE recognize such derivatives in the consolidated balance sheets at fair value, with changes in the fair value of derivative instruments to be recorded in current earnings or deferred in accumulated other comprehensive income (loss), depending on whether a derivative is designated as, and is effective as, a hedge. The majority of MGE's derivative activities are conducted in accordance with its electric and gas risk management program, which is approved by the PSCW and limits the volume MGE can hedge with specific risk management strategies. The maximum length of time over which cash flows related to energy commodities can be hedged is two years. If the derivative qualifies for regulatory deferral, the derivatives are marked to fair value and are offset with a corresponding regulatory asset or liability. The deferred gain or loss is recognized in earnings in the delivery month applicable to the instrument. Gains and losses related to hedges qualifying for regulatory treatment are recoverable in gas rates through the PGA or in electric rates as a component of the fuel rules mechanism.

As of December 31, 2009, the gross notional volume of open derivatives is as follows:

Commodity derivative contracts	647,560 MWh
Commodity derivative contracts	6,530,000 Dth
FTRs	3,003 MW

MGE Energy and MGE offset fair value amounts recognized for the right to reclaim collateral (a receivable) or the obligation to return collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting agreement. At December 31, 2009, MGE Energy and MGE had $0.4 million in collateral that was posted against the derivative positions with counterparties.

MGE purchases and sells exchange-traded and over-the-counter options, swaps, and future contracts. These arrangements are primarily entered into to help stabilize the price risk associated with gas or power purchases. These transactions are employed by both MGE's gas and electric segments. Additionally, as a result of the firm transmission agreements that MGE holds on transmission paths in the MISO and PJM markets, MGE holds FTRs. An FTR is a financial instrument that entitles the holder to a stream of revenues or charges based on the differences in hourly day-ahead energy prices between two points on the transmission grid. The fair values of these instruments are reflected as a regulatory asset/liability depending on whether they are in a net loss/gain position. Depending on the nature of the instrument, the gain or loss associated with these transactions will be reflected as cost of gas sold, fuel for electric generation, or purchased power expense in the delivery month applicable to the instrument. At December 31, 2009, the fair value of these financial instruments exceeded their cost basis by $0.3 million.

MGE enters into futures and basis swaps to take advantage of physical and financial arbitrage opportunities between supply basins and pricing spreads between future months' gas supply. Under the incentive mechanism within the PGA clause, MGE shareholders have the ability to receive a set percentage of the benefits or loss from these deals if certain thresholds are achieved. The portion related to the shareholders is reflected in other comprehensive income and the portion related to customers is reflected as a regulatory asset/liability depending on whether they are in a net loss/gain position. At December 31, 2009, the cost basis of these financial instruments exceeded their fair value by less than $0.1 million.

MGE has also entered into a ten-year purchased power agreement which provides MGE with firm capacity and energy during a base term from June 1, 2012, through May 31, 2022. The agreement also allows MGE the option to purchase power during a period of time preceding that base term as well as an option to extend the contract after the base term. The agreement is a derivative contract and is recognized at its fair value on the balance sheet. However, the derivative qualifies for regulatory deferral and is recognized with a corresponding regulatory asset or liability depending on whether the fair value is in a loss or gain position. The fair value of the contract at December 31, 2009, reflects a loss position of $12.8 million. The actual fuel cost will be recognized in purchased power expense in the month of purchase.

The following table summarizes the fair value of the derivative instruments on the balance sheet at December 31, 2009. All derivative instruments in this table are presented on a gross basis and are calculated prior to the netting of instruments with the same counterparty under a master netting agreement as well as the netting of collateral. For financial statement purposes, MGE Energy and MGE have netted instruments with the same counterparty under a master netting agreement as well as the netting of collateral.

	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity derivative contracts	Other current assets	$1,357	Other current liabilities	$1,728
Commodity derivative contracts	Other deferred charges	89	Other deferred liabilities	94
FTRs	Other current assets	649	Other current liabilities	-
Ten-year PPA	N/A	N/A	Other deferred liabilities	12,815

The following table summarizes the unrealized and realized losses related to the derivative instruments on the balance sheet at December 31, 2009, and the income statement for the year ended December 31, 2009 (a).

(In thousands)	Current and long-term regulatory asset	Other current assets
Year Ended December 31, 2009:
Balance at December 31, 2008	$14,007	$4,466
Change in unrealized loss	26,611	-
Realized loss reclassified to a deferred account	(13,581)	13,581
Realized loss reclassified to income statement	(14,495)	(16,713)
Balance at December 31, 2009	$12,542	$1,334

(In thousands)	Regulated gas revenues	Fuel for electric generation/ purchased power	Cost of gas sold
Realized losses (gains):
Year Ended December 31, 2009:
Commodity derivative contracts	$84	$22,515	$8,609
FTRs	-	(24)	-
Ten-year PPA	-	-	-

(a)

MGE's commodity derivative contracts, FTRs, and ten-year PPA are subject to regulatory deferral. These derivatives are marked to fair value and are offset with a corresponding regulatory asset or liability. Realized gains and losses are deferred on the balance sheet and are recognized in earnings in the delivery month applicable to the instrument. As a result of the above described treatment, there are no unrealized gains or losses that flow through earnings.

The ten-year PPA has a provision that may require MGE to post collateral if MGE's debt rating falls below investment grade (i.e., below BBB-) once MGE begins purchasing energy under the contract in 2012. The amount of collateral that it may be required to post varies from $20.0 million to $40.0 million, depending on MGE's nominated capacity amount. Certain counterparties extend MGE a credit limit. If MGE exceeds these limits, the counterparties may require collateral to be posted. At December 31, 2009, certain counterparties are in a net liability of less than $0.1 million.

On September 26, 2007, MGE entered into a non-exchange traded HDD collar. This agreement extended from January 2008 until March 2008 and had a premium of $0.2 million. Actual heating degree days during the aforementioned period were 3,971 which exceeded the ceiling; therefore, MGE recorded a $1.5 million expense (includes the $0.2 million premium) on the collar in the first quarter of 2008.

Nonperformance of counterparties to the non-exchange traded derivatives could expose MGE to credit loss. However, MGE enters into transactions only with companies that meet or exceed strict credit guidelines, and it monitors these counterparties on an ongoing basis to mitigate nonperformance risk in its portfolio. As of December 31, 2009, no counterparties have defaulted.

99

17.

Rate Matters - MGE Energy and MGE.

a.

Rate proceedings.

In December 2009, the PSCW authorized MGE to increase 2010 rates for retail electric customers by 3.3% or $11.9 million, while gas rates decrease 0.74% or $1.5 million. The increase in retail electric rates is driven by costs for MGE's share of the Elm Road Units and transmission reliability enhancements. Pursuant to the provisions of this rate order, the fuel rules bandwidth effective January 1, 2010, will be plus or minus 2%. See below for further description of fuel rules. Authorized return on common stock equity was set at 10.4% based on a 55.3% utility common equity.

On December 18, 2008, under a limited reopener, the PSCW authorized MGE to decrease 2009 rates for retail electric customers by 0.74% or $2.7 million, while gas rates remain unchanged from 2008. The decrease in retail electric rates was driven by a decrease in fuel and purchased power costs, decrease in costs associated with the Elm Road Units costs and a decrease in ATC transmission costs. The PSCW also approved deferred accounting for incremental pension and other postretirement benefit costs above the levels currently included in rates.

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

On December 22, 2006, the PSCW approved a limited scope rate case reopener related to MGE's 2007 electric rates. This order approved an update to MGE's electric fuel costs monitored under the fuel rules, an updated estimate of the 2007 Elm Road Units carrying costs, and a request for recovery of increased ATC-related transmission costs through December 31, 2007. This order resulted in a net 0.15% decrease, on average, in retail electric rates for 2007. The PSCW also approved the recovery of 100% AFUDC on the Top of Iowa III wind project beginning in November 2006 and continuing until construction on the project ceased.

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

The PSCW authorized an interim fuel credit in May 2009 as a result of decreased actual electric fuel costs. The interim fuel credit order required a credit on customer bills that was based on actual costs from January through March and forecasted costs for the remainder of the year. The order was subject to refund with interest at 10.8%. The interim fuel credit resulted in $4.6 million reduction in customer revenues. As of December 31, 2009, MGE accrued and expects to refund $0.3 million, including interest, to customers.

The PSCW approved a $0.00239 per kWh interim fuel surcharge on MGE's electric rates effective May 6, 2008, to cover increased fuel and purchased power expenses. For the twelve months ended December 31, 2008, this interim surcharge resulted in a $5.1 million increase to electric rates. Pursuant to a stipulation agreement among MGE and intervenors in the proceeding, which was approved by the PSCW on October 24, 2008, the interim surcharge remained in effect until the end of the year. The stipulation agreement however, required MGE to review its 2008 monitored fuel costs at year-end and to refund to customers, with interest at 10.8%, any amount by which its actual fuel costs fall short of the monitored fuel costs collected in rates. To account for this refund, MGE recorded a $5.5 million reduction to other electric revenues in the twelve months ended December 31, 2008. In March 2009, the PSCW completed their audit of the 2008 electric fuel costs and issued a final order, which applied this refund to customers' accounts in March 2009.

On April 26, 2007, the PSCW approved a $0.00339 per kWh interim fuel surcharge on MGE's electric rates to cover increased fuel and purchased power expenses. Pursuant to the provisions of the fuel surcharge, MGE's electric revenues resulting from this surcharge were subject to refund and interest at 11%. On August 31, 2007, MGE received a final decision which reduced the fuel surcharge from $0.00339 per kWh to $0.00242 per kWh. These surcharges resulted in a gross increase to electric rates of $6.9 million for the twelve months ended December 31, 2007. For the interim period April 26, 2007, through August 31, 2007, the difference between the interim surcharge and the final surcharge was required to be refunded to customers. Accordingly, in October 2007, a refund of $1.3 million was applied to customers' accounts.

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

18.

Commitments.

a.

Coal Contracts - MGE Energy and MGE.

MGE has coal supply contracts related to the Blount plant. As of December 31, 2009, total coal commitments related to the Blount plant are estimated to be $0.8 million for 2010. Fuel procurement for MGE's jointly owned Columbia and Elm Road plants are handled by Alliant and Wisconsin Energy Corporation, respectively, the operating companies. If any minimum purchase obligations must be paid under these contracts, management believes these obligations would be considered costs of service and recoverable in rates. As of December 31, 2009, MGE's share of the total coal commitments for the Columbia and Elm Road plants are estimated to be $26.7 million in 2010, $16.8 million in 2011, $6.9 million in 2012, $3.4 million in 2013, and $3.4 million in 2014.

b.

Purchased Power Contracts - MGE Energy and MGE.

MGE has several purchase power agreements to help meet future electric supply requirements. As of December 31, 2009, MGE's total commitments for energy and purchase power agreements for capacity and wind purchase power agreements are estimated to be $27.5 million in 2010, $27.9 million in 2011, $35.8 million in 2012, $43.7 million in 2013, and $41.5 million in 2014. Management expects to recover these costs in future customer rates. Included in these numbers is the estimated commitment related to a purchase power agreement that is considered a lease. See Footnote 18h for additional information.

In October 2008, MGE entered into a ten-year purchase power agreement to help meet future electric supply requirements. Under this agreement, MGE has agreed to purchase 50 MW of wind power from Osceola Windpower II, LLC, which is located in Iowa. This facility became operational in October 2008. MGE does not have any capacity payment commitments under this agreement. However, MGE is obligated to purchase its ratable share of the energy produced by the project. MGE's commitment related to its ratable share of energy produced by the project has been estimated and is included in the above numbers.

c.

Natural Gas Transportation and Storage Contracts - MGE Energy and MGE.

MGE's natural gas transportation and storage contracts require fixed monthly payments for firm supply pipeline transportation and storage capacity. The pricing components of the fixed monthly payments for the transportation and storage contracts are established by FERC but may be subject to change. As of December 31, 2009, these payments are estimated to be $15.1 million in 2010, $10.0 million in 2011, $1.1 million in 2012, $1.0 million in 2013, and $0.4 million in 2014. MGE also has natural gas supply commitments. These commitments include market-based pricing. As of December 31, 2009, total natural gas supply commitments are estimated to be $27.5 million in 2010 and $0.7 million in 2011. Management expects to recover these costs in future customer rates.

d.

Environmental - MGE Energy and MGE.

Solid Waste

MGE is listed as a potentially responsible party for a site the EPA has placed on the national priorities Superfund list. The Lenz Oil site in Lemont, Illinois, was used for storing and processing waste oil for several years. This site requires clean up under the Comprehensive Environmental Response, Compensation and Liability Act. A group of companies, including MGE, is currently working on cleaning up the site. Management believes that its share of the final cleanup costs for the Lenz Oil site will not result in any materially adverse effects on MGE's operations, cash flows, or financial position. Insurance may cover a portion of the cleanup costs. Management believes that the cleanup costs not covered by insurance will be recovered in current and future rates. As of December 31, 2009, the EPA has agreed on a remedy for the Lenz Oil site. The remedy included a five year $2.2 million implementation plan. The EPA has asked all potentially responsible parties to pay upfront for this five year implementation plan. MGE's portion is less than $0.1 million.

Water Quality

MGE is subject to water quality regulations issued by the WDNR. These regulations include discharge standards, which require the use of effluent-treatment processes equivalent to categorical "best practicable" or "best available" technologies under compliance schedules established under the Federal Water Pollution Control Act. The WDNR has published categorical regulations for chemical and thermal discharges from electric-steam generating plants. The regulations limit discharges from MGE's plants into Lake Monona and other Wisconsin waters.

The WDNR is promulgating revised rules to regulate thermal effluent discharges from point sources in Wisconsin. The current draft rules apply strict standards for thermal discharges into inland lakes, streams, rivers, and the Great Lakes. While dischargers can apply for variances, MGE may incur additional capital expenditures, such as equipment upgrades at Blount and Columbia, if the variances are not granted. Costs at Blount have not been fully determined, however, capital expenditures may include cooling towers, which in past analyses have been shown to be cost prohibitive. Potential costs at Columbia have not been determined at this time. Based on initial reviews of the current revised rules, we do not expect the Elm Road Units to be effected by these rules.

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

Various initiatives, including the Clean Air Interstate Rule (CAIR), maximum achievable control technology (MACT) standards, new source performance standards (NSPS) and the Clean Air Visibility Rule (also known as the Regional Haze Rule), as well as state mercury emissions limits, are expected to result in additional operating and capital expenditure costs for electric generating units.

Ozone NAAQS

On March 12, 2008, the EPA announced a new 8-hour NAAQS for ozone that is more stringent than the current standard (standard lowered from 0.08 to 0.075 parts per million). States (including Wisconsin) must monitor and collect data on ozone levels in order to determine attainment or nonattainment status on a county and/or area basis. Currently available monitoring data for Dane, Columbia and Milwaukee counties (where our generation facilities are located) demonstrates attainment with the March 12, 2008 standard.

On January 6, 2010, EPA published a proposed rule reconsidering the March 12, 2008 8-hour ozone standard. In this proposed rule, EPA states their intent to revise both the primary (set for protection of public health) and secondary (set for protection of public welfare and environment) ozone standards and indicates that they will set an 8-hour ambient ozone standard between 0.060 – 0.070 parts per million (ppm). EPA further indicates that they will set a secondary standard of 7 – 15 ppm-hours measured on a weighted average over a three-month period during the ozone season.

We cannot determine at this time if Dane, Columbia and/or Milwaukee counties, will be in attainment with the potential revised standards (i.e., have ambient air quality that is at or below the attainment level ultimately selected by the EPA), but there is modeling to suggest the potential for nonattainment in any or all of these counties with the range currently under consideration by the EPA. A nonattainment designation for the 8-hour ozone standard in any of these counties has the potential to increase operating and capital expenditures at Columbia (located in Columbia County), Blount and WCCF (located in Dane County) and Elm Road (located in Milwaukee County).

Particulate Matter NAAQS

In 2006, the EPA lowered the acceptable 24-hour National Ambient Air Quality Standard (NAAQS) for fine particulate matter, or PM2.5 – i.e., a particulate matter air pollutant that is 2.5 microns or smaller in size. States monitor and collect data on PM2.5 levels and recommend counties/areas within their state for attainment or nonattainment with the NAAQS. The EPA makes the final decision on attainment/nonattainment areas. In mid-December 2008, the EPA designated several areas of the State, including Dane County (where Blount and WCCF are located), a portion of Columbia County (where Columbia is located), and the Milwaukee/Racine area (where Elm Road is located) as nonattainment areas for the 24-hour PM2.5 standard. The EPA made these initial determinations based on monitoring data for the years 2005-2007 data. On October 8, 2009, EPA announced its final PM2.5 attainment designations for Wisconsin using the 2006 through 2008 data and only Milwaukee, Racine and Waukesha Counties were designated as nonattainment. The State of Wisconsin will need to develop a SIP by early 2012 for those counties that remain designated as nonattainment. Implementation of the fine particulate NAAQS could affect capital, operational and maintenance expenses at MGE generating facilities.

In February 2009, the PM2.5 standards were remanded to the EPA by the D.C. Circuit Court. The current primary hourly and annual standards will remain in place as the EPA reviews both the primary and secondary standard as per the D.C. Circuit Court decision. If the standards are made more stringent, more counties where our generation is located could become nonattainment; however, that cannot be known until the standards are finalized.

Nitrogen Dioxide NAAQS

On January 22, 2010, the EPA revised its primary Nitrogen Dioxide (NO2) NAAQS. The current annual primary NO2 standard remains, while a one-hour 100 parts per billion (ppb) standard has been added that focuses on near-roadway exposures to NO2. The EPA expects states to submit initial recommendations for nonattainment areas by January 2011 using 2008-2010 data. The EPA plans to make final attainment and nonattainment designations by January 2012. The EPA has not changed the secondary NAAQS for NO2, but intends to address potential changes as part of a secondary review. It is unclear at this time how MGE's power plants would be affected by this proposed revision.

Nitrogen Oxide Emission Budget

In 1998, the EPA issued a rule that imposed a NOx emission budget for emission sources in Wisconsin. In 2000, the Court of Appeals for the District of Columbia invalidated a portion of the rule as applied to Wisconsin; however, the Court stayed that portion of the challenge concerning Wisconsin's alleged impacts on downwind, 8-hour ozone nonattainment areas. EPA has also stayed that portion of the rule concerning Wisconsin's alleged impacts on downwind 8-hour ozone nonattainment areas. If that portion of the rule concerning 8-hour ozone nonattainment areas is upheld, the resulting NOx emission budget for Wisconsin could potentially affect the level of permissible NOx emissions from Blount, Columbia, and WCCF.

Sulfur Dioxide NAAQS

On November 16, 2009, the EPA proposed to change the primary Sulfur Dioxide NAAQS from a 140 parts per billion (ppb) standard measured over a twenty-four hour period to an hourly standard. The EPA is proposing a range of 50 – 100 ppb hourly standard. The EPA has also indicated that a secondary NAAQS standard for SO2 will be proposed in 2010. In addition to the proposed changes to the SO2 NAAQS, the EPA is also proposing that SO2 monitoring sites be redesigned so that they monitor areas where short-term concentrations of SO2 are more likely. The EPA is currently proposing that roughly 345 monitoring locations be created based on high-level SO2 concentration areas and high population/high SO2 level areas. Based on the proposed rule, we anticipate that roadside monitors would be placed in Dane and Milwaukee counties, but the actual placement has not been determined. It is unclear at this time how MGE's power plants would be affected by this proposed revision.

MACT Standards for Electric Utilities

On February 9, 2009, the Justice Department, on behalf of the EPA, asked the Supreme Court to dismiss EPA's petition for review of the D.C. Circuit Court's vacatur of the Clean Air Mercury Rule (CAMR). This withdrawal paves the way for the EPA to develop MACT standards for electric utilities (for mercury as well as other Hazardous Air Pollutants (HAPs)).

As part of the EPA's process for developing MACT standards for electric utilities, the EPA has sent out an Information Collection Request (ICR) to hundreds of utilities across the United States that have coal and oil-burning electric generating units. The EPA has indicated that they will use the information collected from this ICR to assist in the development of electric generating unit MACT standards. Under this ICR Blount and Columbia received letters requesting information on pollution control equipment. Elm Road is required to perform testing in addition to responding to the information requests.

It is unclear at this time when electric generating unit MACT standards will be created for electric utilities and how they will affect MGE's operations. The implementation of the MACT standards may affect our facilities that burn coal and oil. However, we are uncertain of the exact cost or operational impact until the final MACT standards are known.

Columbia

In September 2008, the Wisconsin DNR issued a Title V renewal operating permit to WPL (the operator and permit holder) for Columbia. A citizen group petitioned EPA to object to the issuance of the permit renewal. In October 2009, the EPA issued an order granting in part and denying in part the petition and sent the operating permit back to the Wisconsin DNR for further review based on the EPA order. The EPA order gave WDNR 90 days to address the objections and take action on the September 2008 operating permit. The Wisconsin DNR has been working with the EPA and has been in contact with WPL related to this matter. To date, no changes have been made to the previously issued permit for Columbia. MGE is unable to predict what actions the WDNR or EPA may take on the permit.

In October 2009, the Sierra Club provided notice of its intent to file a civil lawsuit against the owners and operator of Columbia for alleged violations of the Clean Air Act. WPL is the plant operator and permit holder, and owns 46.2% of Columbia. Wisconsin Public Service Corporation (WPSC) owns a 31.8% interest, and MGE owns a 22% interest in Columbia. Among other things, this notice alleges the failure to obtain necessary air permits and implement necessary emission controls associated with activities undertaken in approximately 2000 and 2005. If pursued and successful, this lawsuit could result in civil penalties, injunctive relief, as well as increased capital and operating/maintenance expenditures at Columbia. WPL, the operator and permit holder for Columbia, has informed MGE that it is reviewing the allegations and is currently unable to predict the impact of the allegations on Columbia's finances or operations at this time.

In December 2009, the EPA sent a Notice of Violation (NOV) to the owners and operator of Columbia. The NOV alleges that the owners and operator failed to comply with appropriate pre-construction review and permitting requirements of the New Source Review (NSR) program, and as a result violated the PSD program requirements, Title V Operating Permit requirements of the CAA and the SIP. The owners of Columbia have begun discussions with the EPA regarding the NOV.

If pursued and successful, these actions could result in civil penalties in amounts of up to $37,500 per day (for all joint owners) for each violation and/or injunctive relief to require installation of pollution control technology at Columbia, which would increase future capital and operating expenditures. WPL, the plant operator and permit holder, has informed MGE that it is in the process of evaluating the allegations and is unable to predict the impact of the allegations on Columbia's finances or operations at this time, but believes that an adverse outcome could be significant. WPL has also informed MGE and WPSC that the current intent is to defend against these actions because WPL believes the projects in question did not violate the CAA. Nevertheless, the owners are exploring settlement options while simultaneously preparing to defend against the allegations. MGE has not recognized any related loss contingency amounts as of December 31, 2009.

 In April 2009, the Columbia owners filed a Certificate of Authority with the PSCW requesting authorization of an emissions reduction project as a result of an environmental initiative. A decision is currently expected in the first quarter of 2010. The operator's current estimates show that MGE's share of the capital expenditures required to comply with this project will be approximately $140 million. According to the current estimate, this project is expected to result in an increase to Columbia's ongoing operating expenses. MGE expects that the costs pertaining to this project will be fully recoverable through rates. The PSCW is permitting MGE to defer pre-certification and pre-construction costs related to compliance with environmental regulations at Columbia. Additionally, MGE is entitled to a carrying cost on the related pre-construction costs at a 100% AFUDC rate. As of December 31, 2009, MGE had incurred $0.9 million (excluding carrying costs) in deferred pre-certification and pre-construction expenditures at Columbia related to this environmental initiative.

As of December 31, 2009, Columbia entered into various contractual commitments with vendors for a small portion of the aforementioned expenditures as well as other Columbia environmental projects. MGE is indirectly a party to these agreements as a result of its joint ownership of Columbia and is also contractually obligated, under the applicable ownership and operating agreements, with respect to any commitments made. MGE has a 22% ownership interest in Columbia. MGE's share of these commitments is $0.3 million for 2010. These costs are expected to be capitalized and included in the consolidated balance sheets of MGE Energy and MGE.

See Footnote 21 for additional environmental commitments related to the Elm Road, including the WPDES permit agreement with Clean Wisconsin, Inc. and Sierra Club.

e.

Chattel Paper Agreement and Other Guarantees - MGE Energy and MGE.

MGE makes available to qualifying customers a financing program for the purchase and installation of energy-related equipment that will provide more efficient use of utility service at the customer's property. MGE is party to a chattel paper purchase agreement with a financial institution under which it can sell or finance an undivided interest with recourse, in up to $10.0 million of the financing program receivables, until August 31, 2010. At December 31, 2009, 2008, and 2007, respectively, MGE had sold a $3.7 million, $3.8 million, and $3.8 million interest in these receivables. MGE retains the servicing responsibility for these receivables.

MGE accounts for servicing rights under the amortization method. Initial determination of the servicing asset fair value is based on the present value of the estimated future cash flows. The discount rate is based on the PSCW authorized weighted cost of capital.

MGE maintains responsibility for collecting and remitting loan payments from customers to the financial institution and does not retain any interest in the assets sold to the financial institution. At each of the years ended December 31, 2009, 2008, and 2007, MGE had recorded a servicing asset of $0.1 million. MGE recognized gains of less than $0.1 million in each of the years ended December 31, 2009, 2008, and 2007, in connection with the sale of loan assets. The servicing asset recognized and the amount amortized in 2009 was less than $0.1 million. The loan assets are sold to the financial institution at cost, which approximates fair value in view of their market rates of interest. During 2009, 2008, and 2007, MGE received approximately $0.6 million, $0.8 million, and $0.5 million, respectively, from the financial institution for the sale of loan assets. During those same years, payments of $0.8 million, $0.9 million, and $1.9 million, respectively, were made by MGE to the financial institution.

MGE would be required to perform under its guarantee if a customer defaulted on its loan. The energy-related equipment installed at the customer sites is used to secure the customer loans. The loan balances outstanding at December 31, 2009, approximate the fair value of the energy-related equipment acting as collateral. The length of the MGE guarantee to the financial institution varies from one to ten years depending on the term of the customer loan. Principal payments for the next five years on the loans are $0.9 million in 2010, $0.6 million in 2011, $0.4 million in 2012, $0.4 million in 2013, and $0.3 million in 2014.

f.

Elm Road Purchase Commitments - MGE Energy and MGE.

Based on current forecasts, the remaining capital costs for the Elm Road Units are estimated to be $11.7 million in 2010, and $0.3 million in 2011. See Footnote 21a for additional information regarding construction costs associated with the Elm Road Units.

g.

Top of Iowa III Wind Project Commitments - MGE Energy and MGE.

MGE has a service and maintenance agreement related to the Top of Iowa III wind project which results in an estimated commitment of $0.8 million in each year for 2010, 2011, and 2012.

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

Future minimum rental payments at December 31, 2009, under agreements classified as operating leases with noncancelable terms in excess of one year are as follows:

(In thousands)
2010	$2,339
2011	2,093
2012	1,692
2013	1,502
2014	1,059
Thereafter	10,110
Total minimum future lease payments	$18,795

Rental expense under operating leases (excluding the purchase power agreement) totaled $3.1 million for 2009, $3.1 million for 2008, and $3.0 million for 2007. Rental expense related to the purchase power agreement for 2009 and 2008 were $7.6 million and $2.0 million, respectively.

i.

Other Legal Matters.

MGE is involved in various other legal matters that are being defended and handled in the normal course of business. MGE maintains accruals for such costs that are probable of being incurred and subject to reasonable estimation. As of December 31, 2009, MGE has a total of $1.5 million accrued in the financial statements for such matters. The ultimate outcomes of such matters are uncertain and may have an adverse effect on MGE Energy's and MGE's results of operations or cash flows.

j.

Wind Development Rights - MGE Energy.

In June 2009, MGE Energy, through its subsidiary MAGAEL, LLC, entered into agreements to purchase land development rights, including land option agreements, electrical interconnection rights, wind data, engineering plans, licenses, permits, and governmental approvals for two wind development sites. A payment of $1.2 million was made related to these agreements in 2009. Future payments related to these agreements are estimated to be $1.2 million in 2010, $0.8 million in 2011, $3.2 million in 2012, $0.4 million in 2013, $0.1 million in 2014, $1.7 million in 2015, and $0.4 million in 2016. These wind development rights may potentially be used to develop wind farms in three counties in Iowa up to approximately 175 MWs; however, neither MAGAEL nor MGE Energy has any obligation to build any wind generators at these sites.

k.

Other Commitments.

MGE Energy holds an investment in a nonpublic entity. From time to time, this entity requires additional capital infusions from their investors. MGE Energy has committed to contribute $0.5 million in capital for such infusions. The timing of these infusions is dependent on the needs of the investee and is therefore uncertain at this time.

In addition, MGE Energy has a three year agreement with a venture debt fund expiring in December 2010. MGE Energy has committed to invest up to a total of $1.0 million into this fund. As of December 31, 2009, MGE Energy has $0.4 million remaining in commitments. The timing of infusions is dependent on the needs of the fund and is therefore uncertain at this time.

MGE has a commitment to the City of Madison for certain "green energy" projects. These funds will primarily be used to construct or purchase assets that will be owned by MGE and will be included in the property, plant and equipment balance on the MGE Energy's and MGE's financial statements once the costs are incurred. The timing of the capital expenditures is dependent on the feasibility of the individual projects. MGE paid $0.2 million in 2009, and expects $0.2 million in both 2010 and 2011, and $0.3 million in 2012.

MGE has entered into easements related to wind projects. Estimated payments for these easements are $0.1 million in each of the years 2010, 2011, 2012, and 2013.

19.

Blount Station - MGE Energy and MGE.

In 2006, MGE announced a plan to reduce capacity at Blount from 190 MW to 100 MW by the end of 2011. As part of the plan, coal use at Blount will be discontinued. MGE has determined that certain employee positions will be eliminated as a result of this plan.

In March 2009, MGE received notification from MISO that in order to meet national electric system reliability standards, MGE will need to keep Blount available at full capacity until MISO declares that the 90 MW are no longer needed for system reliability. Currently, MGE estimates the reduction in capacity will occur in 2013. The transition from burning coal to burning only natural gas will still occur by the end of 2011. After the transition, the entire plant will be operated exclusively on natural gas. MGE is working with MISO to develop a detailed agreement for this continued operation, which among other things will include a mechanism for cost recovery.

MGE has entered into agreements providing severance benefits to employees affected by the exit plan. These benefits are being recognized ratably over the expected future service period of the employees. Total benefits expected to be paid are as follows: $0.1 million in 2010, $0.8 million in 2011, and $0.3 million in 2013. Total benefits paid as of December 31, 2009, were $0.2 million.

MGE continues to recover in rates the costs associated with the severance benefits at Blount in the year of expected cash payment. The severance charges to be recovered in rates have been deferred and recognized on the consolidated balance sheet of MGE Energy and MGE as a regulatory asset.

The following table presents the activity in the restructuring accrual from December 31, 2008, through December 31, 2009:

(In thousands)
Balance at December 31, 2008	$671
Additional expense, net (deferred)	98
Cash payments during the period	-
Balance at December 31, 2009	$769

The exit plan has also resulted in accelerated depreciation for the Blount assets expected to be retired in 2011 and 2013. The majority of these assets are being recovered in rates over a four-year period that began in 2008, with the remaining balance recovered by the end of 2013. For the twelve months ended December 31, 2009 and December 31, 2008, $3.4 million of accelerated depreciation expense had been recognized and recovered in rates each year.

In January 2010, MGE announced it will change its primary fuel at Blount from coal to natural gas. Coal will become the secondary fuel at Blount. This switch to natural gas as a primary fuel will occur in March 2010. As a result of this change, certain employee positions will be eliminated and severance benefits will be paid in 2010 totaling $0.4 million. These severance benefits were accelerated into 2010 from 2011, but are expected to be offset by lower payroll charges in 2010.

20.

Asset Retirement Obligations - MGE Energy and MGE.

Conditional Asset Retirement Obligations

Effective January 1, 2003, MGE recorded an obligation for the fair value of its legal liability for asset retirement obligations associated with removing an electric substation, a combustion turbine generating unit, wind generating facilities, and photovoltaic generating facilities, all of which are located on property not owned by MGE Energy and MGE and would be removed upon the ultimate end of the lease. The significant conditional AROs identified by MGE included the costs of abandoning in place gas services and mains, the abatement and disposal of equipment and buildings contaminated with asbestos and polychlorinated biphenyls, and the proper disposal and removal of tanks. Changes in management's assumptions regarding settlement dates, settlement methods, or assigned probabilities could have had a material effect on the liabilities recorded by MGE at December 31, 2009, as well as the regulatory asset recorded.

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

The following table shows costs as of December 31, 2007 and 2008, and changes to the asset retirement obligations and accumulated depreciation through December 31, 2009. Amounts include conditional AROs.

(In thousands)	(a) Original Asset Retirement Obligation	(b) Accumulated Accretion	(c) (a + b) Asset Retirement Obligation	(d) Accumulated Depreciation- Related Asset
Balance, December 31, 2007	$5,365	$8,945	$14,310	$1,837
Changes through December 31, 2008	(20)	704	684	130
Balance, December 31, 2008	$5,345	$9,649	$14,994	$1,967
Changes through December 31, 2009	707	812	1,519	198
Balance, December 31, 2009	$6,052	$10,461	$16,513	$2,165

In 2009 and 2008, MGE reduced accumulated accretion by $0.1 million due to the removal and retirement of assets.

Non-ARO Costs

Accumulated costs of removal that are non-ARO obligations are classified within the financial statements as regulatory liabilities. At December 31, 2009 and 2008, there were $12.2 million and $12.8 million of these costs recorded as regulatory liabilities within the financial statements, respectively.

108

21.

Elm Road - MGE Energy and MGE.

a.

Construction.

MGE Power Elm Road owns an 8.33% ownership interest in each of two 615 MW coal-fired generating units in Oak Creek, Wisconsin. Unit 1 entered commercial operation on February 2, 2010. Unit 2 is under construction, but is expected to enter commercial operation in August 2010. MGE Power Elm Road's sole principal asset is that ownership interest in those generating units. Each owner provides its own financing and reflects its respective portion of the facility and costs in its financial statements. MGE Power Elm Road has leased the Elm Road units to MGE pursuant to separate facility lease agreements for each unit. These leases were authorized by order of the PSCW in accordance with applicable provisions of Wisconsin law that authorized financing of new generation through facility leases. The PSCW order establishes a cap on the construction costs that may be passed through the lease agreements to MGE and its customers, through rates. Additional costs attributable to force majeure events, as defined in the leases, do not count against this cap, but are subject to PSCW review and determination that the costs were prudently incurred.

The estimated share of capital costs for that ownership interest in both units is approximately $180 million which includes the Bechtel settlement described below (excluding capitalized interest). At December 31, 2009, $168.3 million (excluding capitalized interest) related to this project is reflected in the construction work in progress balance on MGE Energy's and MGE's consolidated balance sheets. MGE Power Elm Road calculates capitalized interest on the Elm Road project. At December 31, 2009, MGE Power Elm Road recorded a total of $14.2 million in capitalized interest related to the Elm Road project which is reflected in the construction work in progress balance on MGE Energy's and MGE's consolidated balance sheets.

On December 23, 2008, we received notice from Elm Road Services, LLC (ERS) that it had received a letter from Bechtel containing Bechtel's formal claim for schedule and cost relief on the construction of the Elm Road units. On November 2, 2009, we received notice from ERS that Bechtel amended its claim to increase its request for cost relief to approximately $32.5 million and for schedule relief by approximately one month for both Unit 1 and Unit 2. Bechtel is constructing the Elm Road units under a turnkey engineering, procurement and construction contract with ERS, which is the project manager for the Elm Road units.

MGE Energy received notice from Elm Road Services, LLC (ERS) that, effective December 16, 2009, ERS and Bechtel entered into a Settlement Agreement and Release (the Agreement) that settles all claims between them regarding the Elm Road Units. Pursuant to the terms of the Agreement, ERS will pay to Bechtel $72 million to settle these claims, of which $10 million was paid in 2009 and the remaining $62 million will be paid in six additional installments in 2010 upon the achievement of specific project milestones. MGE Energy's share will be $5.4 million (after adjustments for common site costs). In addition, Bechtel will receive 120 days of schedule relief for Unit 1 and 60 days for Unit 2. Therefore, the guaranteed contract date of September 29, 2009, for Unit 1 was extended to January 27, 2010, and the guaranteed contract date of September 29, 2010, for Unit 2 will be extended to November 28, 2010. On February 2, 2010, Unit 1 became operational and Bechtel is currently targeting turnover of Unit 2 in the August 2010. The Agreement also provides for Bechtel's release of ERS from all matters related to Bechtel's claims, and for ERS' release of Bechtel from all matters related to ERS' claims currently subject to arbitration, among other things.

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

Based on the nature and terms of the leasing agreements and the relationship they establish, MGE absorbs a majority of the expected losses, residual value, or both, associated with the ownership of MGE Power Elm Road. MGE also is the party most closely associated with MGE Power Elm Road. As a result, MGE is the primary beneficiary and MGE Power Elm Road is a VIE under applicable accounting requirements. Accordingly, MGE Power Elm Road has been consolidated in the financial statements of MGE.

MGE Energy's share of the equity and net income (through its wholly owned subsidiary MGE Power) of MGE Power Elm Road is classified within the MGE financial statements as noncontrolling interest.

c.

Nonregulated Revenues.

MGE has approval from the PSCW to defer the recovery of the payments made to MGE Power Elm Road for carrying costs during construction of the generating units, management fees, and community impact mitigation costs. MGE estimates that the total carrying costs on the Elm Road project will be $59.5 million. This estimate is subject to change based on changes in interest rates, timing of capital expenditures, and the total project cost.

MGE began collecting the carrying costs in rates in 2006. These amounts are being collected over multiple years. Of these costs, MGE estimates that $17.6 million relates to the capitalized interest and the debt portion of the facility. These costs will be recognized over the period in which the generating units will be depreciated. The remaining $41.9 million represents the equity portion and is being recognized over the period allowed for recovery in rates.

During 2009, MGE recovered $9.5 million related to carrying costs in electric rates for its investment in MGE Power Elm Road. Of this amount, $1.5 million relates to the debt portion of the facility and was deferred on the consolidated financial statements of MGE Energy and MGE. The remaining $8.0 million represents the equity portion and was recognized as nonregulated revenues in the consolidated financial statements of MGE Energy and MGE. In addition, MGE recovered $1.6 million related to management fees, community impact mitigation costs, and other related costs.

d.

WPDES Permit.

On July 31, 2008, the WDNR issued the final modified WPDES permit for the Elm Road Facility with no substantive changes from the previously issued draft permit allowing for a once-through cooling system. The deadline for a legal challenge to the permit has expired without appeal.

On July 31, 2008, the joint owners of the Oak Creek expansion reached an agreement with Clean Wisconsin, Inc. and Sierra Club, the groups opposing the WPDES permit. Under the settlement agreement, these groups agreed to withdraw their opposition to the modified WPDES permit. The joint owners committed to various environmental projects, including projects designed to address greenhouse gas emissions and water quality. MGE's share of those commitments involved a payment of $0.4 million for greenhouse gas reduction efforts. Additional payments of approximately $0.3 million, subject to regulatory approval, will be made annually over 24 years (2011-2034) to address water quality issues in Lake Michigan. In December 2009, the PSCW authorized recovery of the 2011 payment to address water quality issues.

22.

Adoption of Accounting Principles and Recently Issued Accounting Pronouncements - MGE Energy and MGE.

a.

Consolidation and Business Combinations.

In December 2007, the FASB issued authoritative guidance within the Codification's Consolidation and Business Combinations topics that changed the accounting and reporting for business acquisitions and noncontrolling interest in a subsidiary as well as the accounting and reporting for the deconsolidation of a subsidiary. This authoritative guidance became effective for MGE Energy and MGE as of January 1, 2009, and affected the presentation of the noncontrolling interest on MGE's financial statements.

b.

Derivative and Hedging.

In March 2008, the FASB issued authoritative guidance within the Codification's Derivative and Hedging topic which intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. MGE Energy and MGE adopted this authoritative guidance as of January 1, 2009. See Footnote 16 for additional information.

c.

Compensation-Retirement Benefits.

In December 2008, the FASB issued authoritative guidance within the Codification's Compensation-Retirement Benefits topic that provides guidance on employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. The adoption of this authoritative guidance is effective for fiscal years ending after December 15, 2009. This authoritative guidance did not have any financial impact, but required additional disclosures. See footnote 13 for additional information.

d.

Financial Instruments.

In April 2009, the FASB issued authoritative guidance within the Codification's Financial Instruments topic that required disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This authoritative guidance became effective for interim reporting periods ending after June 15, 2009. MGE Energy and MGE did not elect to early adopt this authoritative guidance. This authoritative guidance did not have any financial impact, but required additional disclosures. See Footnote 11 for additional information.

e.

Subsequent Events.

In May 2009, the FASB issued authoritative guidance within the Codification's Subsequent Events topic which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before the issuance of financial statements. Furthermore, this authoritative guidance required entities to disclose the date through which subsequent events were evaluated. This authoritative guidance became effective for interim or annual reporting periods ending after June 15, 2009. This authoritative guidance did not have any financial impact, but required additional disclosures. See Footnote 26 for additional information.

f.

Transfers and Servicing of Financial Assets.

In June 2009, the FASB issued authoritative guidance within the Codification's Transfers and Servicing topic with accounting for transfers of financial assets. This statement removes the concept of a qualifying special-purpose entity from authoritative guidance on accounting for transfers and servicing of financial assets and extinguishments of liabilities. This statement also removes the exception for qualifying special-purpose entities from authoritative guidance on consolidation of variable interest entities. MGE Energy and MGE will adopt this authoritative guidance as of January 1, 2010. This authoritative guidance will not have a material financial impact, but requires additional disclosures.

g.

Consolidation of Variable Interest Entities.

In June 2009, the FASB issued authoritative guidance within the Codification's Consolidation topic with improvements involved with variable-interest entities. These amendments include the elimination of the exemption for qualifying special purpose entities, a new approach for determining consolidation of a variable-interest entity and changes to when it is necessary to reassess consolidation of a variable interest entity. MGE Energy and MGE will adopt this authoritative guidance as of January 1, 2010. This authoritative guidance will not have any financial impact, but requires additional disclosures.

h.

Generally Accepted Accounting Principles.

In June 2009, the FASB issued authoritative guidance within the Codification's Generally Accepted Accounting Principles topic which established the Codification as the single source of authoritative GAAP recognized by FASB to be applied by nongovernmental entities except for guidance issued by the SEC. MGE Energy and MGE adopted this authoritative guidance as of September 30, 2009. The Codification superseded all reporting standards but did not change GAAP. This authoritative guidance did not have any financial impact; however references to accounting principles were updated to reflect the Codification.

111

23.

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

Sales between our electric and gas segments are based on PSCW approved tariffed rates. Additionally, intersegment operations related to the leasing arrangement between our electric segment and MGE Power West Campus/MGE Power Elm Road are based on terms previously approved by the PSCW. Consistent with internal reporting, management has presented the direct financing capital lease between MGE and MGE Power West Campus as an operating lease for purposes of segment reporting. Lease payments made by MGE to MGE Power West Campus are shown as operating expenses. The lease payments received by MGE Power West Campus from MGE are shown as lease income in interdepartmental revenues. The depreciation expense associated with the WCCF is reflected in the nonregulated energy segment.

All prior year segment data has been re-presented to conform with the current year presentation and segment break out. The following table shows segment information for MGE Energy's and MGE's operations:

Operating revenues

Operating revenues

(In thousands) MGE Energy	Electric	Gas	Non- Regulated Energy	Transmission Investment	All Others	Consolidation/ Elimination Entries	Consolidated Total
Year ended December 31, 2009
Operating revenues	$332,324	$192,334	$ 9,161	$-	$ -	$-	$533,819
Interdepartmental revenues	524	7,681	14,899	-	-	(23,104)	-
Total operating revenues (loss)	332,848	200,015	24,060	-	-	(23,104)	533,819
Depreciation and amortization	(28,779)	(9,557)	(2,744)	-	-	-	(41,080)
Other operating expenses	(258,988)	(171,313)	(129)	(1)	(747)	23,104	(408,074)
Operating income (loss)	45,081	19,145	21,187	(1)	(747)	-	84,665
Other (deductions) income, net	(110)	(31)	-	8,172	65	-	8,096
Interest (expense) income, net	(10,678)	(3,012)	(2,690)	(1)	2,787	-	(13,594)
Income (loss) before taxes	34,293	16,102	18,497	8,170	2,105	-	79,167
Income tax (provision) benefit	(10,373)	(6,234)	(7,424)	(3,280)	(859)	-	(28,170)
Net income (loss)	$23,920	$9,868	$11,073	$4,890	$1,246	$-	$50,997

Year ended December 31, 2008
	$345,962	$242,598	$7,433	$-	$-	$-	$595,993
Interdepartmental revenues	541	21,511	14,878	-	-	(36,930)	-
Total operating revenues (loss)	346,503	264,109	22,311	-	-	(36,930)	595,993
Depreciation and amortization	(27,354)	(9,175)	(2,744)	-	-	-	(39,273)
Other operating expenses	(270,671)	(234,593)	(105)	(1)	(498)	36,930	(468,938)
Operating income (loss)	48,478	20,341	19,462	(1)	(498)	-	87,782
Other (deductions) income, net	(38)	(1,660)	-	7,241	2,501	-	8,044
Interest (expense) income, net	(11,026)	(3,156)	(2,639)	-	2,819	-	(14,002)
Income (loss) before taxes	37,414	15,525	16,823	7,240	4,822	-	81,824
Income tax (provision) benefit	(11,718)	(5,741)	(6,752)	(2,914)	(1,931)	-	(29,056)
Net income (loss)	$25,696	$9,784	$10,071	$4,326	$2,891	$-	$52,768

Year ended December 31, 2007
	$334,488	$197,925	$5,181	$-	$-	$-	$537,594
Interdepartmental revenues	506	21,134	14,858	-	-	(36,498)	-
Total operating revenues (loss)	334,994	219,059	20,039	-	-	(36,498)	537,594
Depreciation and amortization	(20,994)	(8,527)	(2,678)	-	-	-	(32,199)
Other operating expenses	(260,184)	(197,491)	(108)	(2)	(441)	36,498	(421,728)
Operating income (loss)	53,816	13,041	17,253	(2)	(441)	-	83,667
Other (deductions) income, net	642	(589)	-	6,047	(31)	-	6,069
Interest (expense) income, net	(9,860)	(2,962)	(2,509)	-	2,275	-	(13,056)
Income (loss) before taxes	44,598	9,490	14,744	6,045	1,803	-	76,680
Income tax (provision) benefit	(15,147)	(3,594)	(5,917)	(2,427)	(770)	-	(27,855)
Net income (loss)	$29,451	$5,896	$8,827	$3,618	$1,033	$-	$48,825

Operating revenues

Operating revenues

(In thousands) MGE	Electric	Gas	Non- Regulated Energy	Transmission Investment	Consolidation/ Elimination Entries	Consolidated Total
Year ended December 31, 2009
Operating revenues	$332,324	$192,334	$9,161	$-	$-	$533,819
Interdepartmental revenues	524	7,681	14,899	-	(23,104)	-
Total operating revenues (loss)	332,848	200,015	24,060	-	(23,104)	533,819
Depreciation and amortization	(28,779)	(9,557)	(2,744)	-	-	(41,080)
Other operating expenses*	(269,316)	(177,534)	(7,552)	(1)	23,104	(431,299)
Operating income (loss)*	34,753	12,924	13,764	(1)	-	61,440
Other (deductions) income, net *	(155)	(44)	-	4,892	-	4,693
Interest expense, net	(10,678)	(3,012)	(2,690)	(1)	-	(16,381)
Net income(loss)	23,920	9,868	11,074	4,890	-	49,752
Less: Net income attributable to noncontrolling interest, net of tax	-	-	-	-	(13,883)	(13,883)
Net income (loss) attributable to MGE	$23,920	$9,868	$ 11,074	$4,890	$(13,883)	$35,869

Year ended December 31, 2008
	$345,962	$242,598	$7,433	$-	$-	$595,993
Interdepartmental revenues	541	21,511	14,878	-	(36,930)	-
Total operating revenues (loss)	346,503	264,109	22,311	-	(36,930)	595,993
Depreciation and amortization	(27,354)	(9,175)	(2,744)	-	-	(39,273)
Other operating expenses*	(282,395)	(240,953)	(6,857)	(1)	36,930	(493,276)
Operating income (loss)*	36,754	13,981	12,710	(1)	-	63,444
Other (deductions) income, net*	(32)	(1,041)	-	4,327	-	3,254
Interest expense, net	(11,026)	(3,156)	(2,639)	-	-	(16,821)
Net income (loss)	25,696	9,784	10,071	4,326	-	49,877
Less: net income attributable to noncontrolling interest, net of tax	-	-	-	-	(12,304)	(12,304)
Net income (loss) attributable to MGE	$25,696	$9,784	$ 10,071	$4,326	$(12,304)	$37,573

Year ended December 31, 2007
	$334,488	$197,925	$5,181	$-	$-	$537,594
Interdepartmental revenues	506	21,134	14,858	-	(36,498)	-
Total operating revenues (loss)	334,994	219,059	20,039	-	(36,498)	537,594
Depreciation and amortization	(20,994)	(8,527)	(2,678)	-	-	(32,199)
Other operating expenses*	(275,652)	(201,038)	(6,025)	(2)	36,498	(446,219)
Operating income (loss)*	38,348	9,494	11,336	(2)	-	59,176
Other (deductions) income, net *	963	(636)	-	3,620	-	3,947
Interest expense, net	(9,860)	(2,962)	(2,509)	-	-	(15,331)
Net income (loss)	29,451	5,896	8,827	3,618	-	47,792
Less: Net income attributable to noncontrolling interest, net of tax	-	-	-	-	(10,721)	(10,721)
Net income (loss) attributable to MGE	$29,451	$5,896	$8,827	$3,618	$(10,721)	$37,071

*Amounts are shown net of the related tax expense, consistent with the presentation on the consolidated MGE Income Statement.

The following table shows segment information for MGE Energy's and MGE's assets and capital expenditures:

	Utility			Consolidated
(In thousands) MGE Energy	Electric	Gas	Assets not Allocated	Nonregulated Energy	Transmission Investment	All Others	Consolidation/ Elimination Entries	Total
Assets:
December 31, 2009	$695,897	$249,610	$22,342	$292,101	$51,728	$389,744	$(419,537)	$1,281,885
December 31, 2008	677,540	284,211	14,642	271,568	46,292	381,433	(407,411)	1,268,275
December 31, 2007	614,949	234,002	14,876	227,415	40,808	342,491	(362,954)	1,111,587
Capital Expenditures:
Year ended Dec. 31, 2009	$37,014	$13,734	$-	$27,181	$-	$-	$-	$77,929
Year ended Dec. 31, 2008	47,033	8,441	-	50,303	-	-	-	105,777
Year ended Dec. 31, 2007	70,687	12,091	-	53,480	-	-	-	136,258

	Utility			Consolidated
(In thousands) MGE	Electric	Gas	Assets not Allocated	Nonregulated Energy	Transmission Investment	Consolidation/ Elimination Entries	Total
Assets:
December 31, 2009	$695,897	$249,610	$22,342	$291,856	$51,728	$(37,878)	$1,273,555
December 31, 2008	677,540	284,211	14,642	271,318	46,292	(22,881)	1,271,122
December 31, 2007	614,949	234,002	14,876	227,165	40,808	(15,908)	1,115,892
Capital Expenditures:
Year ended Dec. 31, 2009	$37,014	$13,734	$-	$27,181	$-	$-	$77,929
Year ended Dec. 31, 2008	47,033	8,441	-	50,303	-	-	105,777
Year ended Dec. 31, 2007	70,687	12,091	-	53,480	-	-	136,258

24.

Quarterly Summary of Operations - MGE Energy (unaudited).

(In thousands, except per-share amounts)	Quarters Ended
2009	March 31	June 30	September 30	December 31
Operating revenues:
Regulated electric revenues	$80,127	$ 81,198	$91,734	$79,265
Regulated gas revenues	98,820	24,033	15,144	54,337
Nonregulated revenues	2,197	2,325	2,419	2,220
Total	181,144	107,556	109,297	135,822
Operating expenses	156,808	90,882	88,188	113,276
Operating income	24,336	16,674	21,109	22,546
Interest and other income, net	(1,410)	(1,332)	(1,413)	(1,343)
Income tax provision	(7,974)	(5,449)	(6,974)	(7,773)
Earnings on common stock	$14,952	$9,893	$ 12,722	$13,430
Earnings per common share	$0.65	$0.43	$0.55	$0.58
Dividends per share	$0.362	$0.362	$0.368	$0.368
2008
Operating revenues:
Regulated electric revenues	$82,439	$84,031	$99,177	$80,315
Regulated gas revenues	105,484	38,920	24,843	73,351
Nonregulated revenues	2,073	1,786	1,787	1,787
Total	189,996	124,737	125,807	155,453
Operating expenses	165,688	106,495	100,556	135,472
Operating income	24,308	18,242	25,251	19,981
Interest and other income, net	(2,857)	(1,745)	1,781	(3,137)
Income tax provision	(7,614)	(5,940)	(9,722)	(5,780)
Earnings on common stock	$13,837	$10,557	$17,310	$11,064
Earnings per common share	$0.63	$0.48	$0.78	$0.49
Dividends per share	$0.355	$0.355	$0.362	$0.362

Notes:

•

The quarterly results of operations within a year may not be comparable because of seasonal and other factors.

•

The sum of earnings per share of common stock for any four quarters may vary slightly from the earnings per share of common stock for the equivalent twelve-month period due to rounding.

•

MGE Energy's operations are based primarily on its utility subsidiary MGE.

115

25.

Related Party Transactions - MGE Energy and MGE.

ATC

During 2009, 2008, and 2007, MGE recorded $22.7 million, $21.9 million, and $18.7 million, respectively for transmission services received from ATC. MGE also provides a variety of operational, maintenance, and project management work for ATC, which is reimbursed by ATC. For each of the years ended December 31, 2009, 2008, and 2007, MGE had a receivable due from ATC of $0.1 million, $0.2 million, and $0.1 million, respectively.

WEPCO and ATC entered into an interconnection agreement related to transmission system upgrades for the Elm Road project, in which MGE Power Elm Road has an undivided 8.33% ownership interest. At December 31, 2008, MGE Power Elm Road had a receivable from ATC totaling $3.2 million, related to the work done by ATC on the Elm Road interconnection project. The full $3.2 million receivable was satisfied during 2009. No outstanding balance from ATC was due at December 31, 2009.

For additional discussion on MGE's relationship with ATC, see Footnote 4.

26.

Subsequent Events- MGE Energy and MGE.

The Company has evaluated subsequent events, including all events on or before February 25, 2010, which corresponds to the financial statement issuance date.

a.

 Elm Road Financing.

On February 4, 2010, MGE Power Elm Road, a wholly-owned subsidiary of MGE Energy, issued $50 million in principal amount of its 5.04% senior secured notes, due February 3, 2040.

b.

ATC Capital Contribution.

On January 29, 2010, MGE Transco made a voluntary $0.5 million capital contribution to ATC.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

MGE Energy and MGE

None.

Item 9A. Controls and Procedures.

MGE Energy and MGE

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

During the fourth quarter of 2009, each registrant's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to that registrant, including its subsidiaries, is accumulated and made known to that registrant's management, including its principal executive officer and its principal executive financial officer, by other employees of that registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, the registrants do not control or manage certain of their unconsolidated entities, and thus, their access and ability to apply their procedures to those entities is more limited than is the case for their consolidated subsidiaries.

As of December 31, 2009, the principal executive officer and principal financial officer of each registrant concluded that such registrant's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective to accomplish their objectives. Each registrant intends to continually strive to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

During the quarter ended December 31, 2009, there were no changes in MGE Energy or MGE's internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, MGE Energy or MGE's internal control over financial reporting.

MGE Energy and MGE

Management of MGE Energy and MGE are required to assess and report on the effectiveness of its internal control over financial reporting as of December 31, 2009. As a result of that assessment, management determined that there were no material weaknesses as of December 31, 2009 and, therefore, concluded that MGE Energy and MGE's internal control over financial reporting was effective. Management's Report on Internal Control Over Financial Reporting is included in Item 8. - Financial Statements and Supplementary Data.

Item 9B. Other Information.

MGE Energy

None.

PART III.

Item 10. Directors, Executive Officers, and Corporate Governance.

MGE Energy

The information required by Item 10 relating to directors and nominees for election as directors at MGE Energy's annual meeting of shareholders is incorporated herein by reference to the information under the heading "ELECTION OF DIRECTORS" in MGE Energy's definitive proxy statement (2010 Proxy Statement) to be filed with the SEC on or before March 24, 2010. Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the information under the heading "BENEFICIAL OWNERSHIP - Section 16(a) Beneficial Ownership Reporting Compliance" in the 2010 Proxy Statement.

The information required by Item 10 relating to executive officers is set forth above in Item 1. Business - Executive Officers of the Registrants.

Code of Ethics

MGE Energy has adopted a Code of Ethics applicable to its directors and all of its employees, including its chief executive officer, chief financial officer, and principal accounting officer. The Code of Ethics is available on MGE Energy's website at www.mgeenergy.com.

Item 11. Executive Compensation.

See Item 12.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

MGE Energy

The required information for Items 11 and 12 is included in the 2010 Proxy Statement, which will be filed with the SEC on or before March 24, 2010, under the section "EXECUTIVE COMPENSATION," not including "Compensation Committee Report," and "Company Performance," and under the section "BENEFICIAL OWNERSHIP," which is incorporated herein by reference.

MGE Energy does not have or maintain any equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

MGE Energy

The information required by Item 13 is incorporated by reference herein from the "BOARD OF DIRECTORS INFORMATION" section in the 2010 Proxy Statement, which will be filed with the SEC on or before March 24, 2010.

Item 14. Principal Accounting Fees and Services.

MGE Energy

The information required by Item 14 is incorporated herein by reference to the information under the heading "RATIFICATION OF PRICEWATERHOUSECOOPERS LLP AS OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM" in the 2010 Proxy Statement, which will be filed with the SEC on or before March 24, 2010.

MGE

Independent Registered Public Accounting Firm Fees Disclosure

	2009	2008
Audit Fees:
Audit of financial statements and internal controls	$649,771	$659,554
Review of SEC filings and comfort letters	3,195	-
Total Audit Fees	$652,966	$659,554

Audit-Related Fees:
Services rendered for utility commission-mandated obligations	$10,500	$12,387
Total Audit-Related Fees	$10,500	$12,387

Tax Fees:
Services rendered to change tax method of accounting for repairs	$96,641	$-
Review of federal and state income tax returns	29,730	28,246
Total Tax Fees	$126,371	$28,246

All Other Fees:
Fee to access online accounting standards library	$3,000	$3,000
Financial analysis for generation projects	-	93,400
Total All Other Fees	$3,000	$96,400

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

PART IV.

Item 15. Exhibits and Financial Statement Schedules.

(a) 1. Financial Statements.

MGE Energy
Report of Independent Registered Public Accounting Firm	58
Consolidated Statements of Income for the years ended December 31, 2009, 2008, and 2007	60
Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008, and 2007	61
Consolidated Balance Sheets as of December 31, 2009 and 2008	62
Consolidated Statements of Capitalization as of December 31, 2009 and 2008	63
Consolidated Statements of Common Equity and Comprehensive Income as of December 31, 2009, 2008, and 2007	64
Notes to Consolidated Financial Statements	70

MGE
Report of Independent Registered Public Accounting Firm	59
Consolidated Statements of Income for the years ended December 31, 2009, 2008, and 2007	65
Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008, and 2007	66
Consolidated Balance Sheets as of December 31, 2009 and 2008	67
Consolidated Capitalization Statement as of December 31, 2009 and 2008	68
Consolidated Statements of Common Equity and Comprehensive Income as of December 31, 2009, 2008, and 2007	69
Notes to Consolidated Financial Statements	70

2.

Financial Statement Schedule.

Schedule I – Condensed Parent Company Financial Statements.

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

4.1

Indenture of Mortgage and Deed of Trust between Madison Gas and Electric Company and Firstar Trust Company (successor to First Wisconsin Trust Company), as Trustee, dated as of January 1, 1946. (Exhibit 7-D to Registration Statement, Registration No. 2-6059.)

120

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

10.1

Credit Agreement dated as of December 21, 2005, among MGE Energy, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent. (Exhibit 10.5 to Form 10-K for the year ended December 31, 2005, File No. 0-49965.)

10.2

First Amendment dated as of April 25, 2006, to Credit Agreement dated as of December 21, 2005, among MGE Energy, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent. (Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2006, File No. 0-49965.)

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

10.5

First Amendment dated as of August 28, 2009, to Credit Agreement dated as of December 30, 2008, among MGE Energy, Inc., as Borrower, the lenders named therein, and JPMorgan Chase Bank, N.A., as Administrative Agent. (Exhibit 10.1 to Form 8-K dated August 28, 2009, File No. 0-49965.)

10.6

Agreement dated August 29, 2008, between Madison Gas and Electric Company, as Borrower, and JPMorgan Chase Bank, N.A., as Lender. (Exhibit 10.1 to Form 8-K dated August 29, 2008, File No. 0-1125.)

10.7

First Amendment to Credit Agreement dated as of March 31, 2009, between Madison Gas and Electric Company, as Borrower, and JPMorgan Chase Bank, N.A., as Lender. (Exhibit 10.1 to Form 8-K dated March 31, 2009, File No. 0-1125.)

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

121

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

10.23

Assignment and Assumption Agreement, dated as of November 4, 2005 between MGE Power Elm Road, LLC and Madison Gas and Electric Company relating to Elm Road Generating Station I Easement and Indemnification Agreement, dated as of December 17, 2004, among MGE Power Elm Road, LLC and Wisconsin Public Power Inc., as Grantees, and Wisconsin Electric Power Company, as Grantor. (Exhibit 10.16 to Form 10-K for the year ended December 31, 2005, File No. 0-1125.)

10.24

Elm Road Generating Station II Ownership Agreement, dated as of December 17, 2004, among MGE Power Elm Road, LLC, Elm Road Generating Station Supercritical, LLC, and Wisconsin Public Power Inc., as Joint Owners, Elm Road Services, LLC, as Project Manager, and W.E. Power LLC. (Exhibit 10.13 to Form 10-Q for the quarter ended September 30, 2005, File No. 0-1125.)

122

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

10.33

Asset Purchase Agreement, dated as of June 29, 2009, among MAGAEL, LLC as Buyer, Bethel Wind Energy LLC as seller and Renewable Power Markets Access, Inc. as RPMA.

10.34

Asset Purchase Agreement, dated as of June 29, 2009, among MAGAEL, LLC as Buyer, Wellsburg Wind Energy LLC as seller and Renewable Power Markets Access, Inc. as RPMA.

10.35

Management and Administration Agreement, dated as of October 13, 2006, among Madison Gas and Electric Company as Owner and Midwest Renewable Energy Resources, LLC as Manager. (Exhibit 10.7 to Form 10-Q for the quarter ended September 30, 2006, File No. 0-1125.)

10.36*

Form of Severance Agreement. (Exhibit 10.37 to Form 10-K for the year ended December 31, 2008, File No. 0-49965.)

10.37*

Form of Deferred Compensation Agreement. (Exhibit 10.38 to Form 10-K for the year ended December 31, 2008, File No. 0-49965.)

10.38*

Form of Amended and Restated Deferred Compensation Agreement. (Exhibit 10.39 to Form 10-K for the year ended December 31, 2008, File No. 0-49965.)

10.39*

Form of Income Continuation Agreement. (Exhibit 10.40 to Form 10-K for the year ended December 31, 2008, File No. 0-49965.)

10.40*

MGE Energy, Inc., 2006 Performance Unit Plan. (Exhibit 10.41 to Form 10-K for the year ended December 31, 2008, File No. 0-49965.)

123

10.41*

Form of Performance Unit Award Agreement. (Exhibit 10.42 to Form 10-K for the year ended December 31, 2008, File No. 0-49965.)

12

Statements regarding computation of ratio of earnings to fixed charges:

12.1

MGE Energy, Inc.

12.2

Madison Gas and Electric Company

21

Subsidiaries of MGE Energy, Inc.

23

Consent of Independent Registered Public Accounting Firm

23.1

MGE Energy, Inc.

23.2

Madison Gas and Electric Company.

31

Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 as to the Annual Report on Form 10-K for the year ended December 31, 2009, filed by the following officers for the following companies:

31.1

Filed by Gary J. Wolter for MGE Energy, Inc.

31.2

Filed by Jeffrey C. Newman for MGE Energy, Inc.

31.3

Filed by Gary J. Wolter for Madison Gas and Electric Company

31.4

Filed by Jeffrey C. Newman for Madison Gas and Electric Company

32

Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) as to the Annual Report on Form 10-K for the year ended December 31, 2009, filed by the following officers for the following companies:

32.1

Filed by Gary J. Wolter for MGE Energy, Inc.

32.2

Filed by Jeffrey C. Newman for MGE Energy, Inc.

32.3

Filed by Gary J. Wolter for Madison Gas and Electric Company

32.4

Filed by Jeffrey C. Newman for Madison Gas and Electric Company

124

Schedule I

Condensed Parent Company Financial Statements

MGE Energy, Inc.

Statement of Income

(Parent Company Only)

(In thousands)

	For the years ended December 31,
	2009	2008	2007
Operating Expenses:
Other operations and maintenance	$654	$416	$381
Total Operating Expenses	654	416	381
Operating Loss	(654)	(416)	(381)

Equity in earnings of investments	50,742	51,929	48,120
Other Income/(Loss), net	(56)	(25)	(39)
Interest on long-term debt	2,766	(2,058)	(1,772)
Other Interest	-	4,841	4,000
Income before income taxes	52,798	54,271	49,928
Income tax provision	(1,801)	(1,503)	(1,103)
Net Income	$ 50,997	$ 52,768	$48,825

The accompanying notes are an integral part of the above consolidated financial statements.

MGE Energy, Inc.

Statements of Cash Flows

(Parent Company Only)

(In thousands)

	For the years ended December 31,
	2009	2008	2007
Net Cash Flows Provided by/(Used for) Operating Activities	$16,469	$(30,476)	$(17,444)

Investing Activities
Return of investments - affiliates	3,297	617	-
Other investing	(150)	(150)	(200)
Cash Provided by/(Used for) Investing Activities	3,147	467	(200)

Financing Activities:
Issuance of common stock, net	6,275	30,997	32,786
Cash dividends paid on common stock	(33,693)	(31,780)	(30,295)
Increase in long-term debt used to repay short-term debt	50,000	-	-
Change in short-term debt	(42,500)	31,000	15,000
Cash Provided by (Used for) Financing Activities	(19,918)	30,217	17,491

Change in Cash and Cash Equivalents:	(302)	208	(153)
Cash and cash equivalents at beginning of period	870	662	815
Cash and cash equivalents at end of period	$568	$870	$662

The accompanying notes are an integral part of the above consolidated financial statements.

125

Schedule I

Condensed Parent Company Financial Statements (continued)

MGE Energy, Inc.

Balance Sheets

(Parent Company Only)

(In thousands)

	At December 31,
ASSETS	2009	2008
Current Assets:
Cash and cash equivalents	$568	$870
Accounts receivable, net:
Accounts receivable from affiliates	4,215	64
Prepaid taxes and other	11,408	6,978
Total Current Assets	16,191	7,912
Other deferred assets and other	88	66

Investments:
Investments in affiliates	576,165	552,570

Other	449	325
Total Investments	576,614	552,895
Total Assets	$592,893	$560,873

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt – due within one year	1,528	-
Short-term debt	31,000	73,500
Accounts payable to affiliates	2,551	2,542
Other current liabilities	210	32
Total Current Liabilities	35,289	76,074

Other Credits:
Deferred income taxes	1,365	164
Accounts payable to affiliates	5,972	6,433
Total Other Credits	7,337	6,597

Capitalization:
Common shareholders' equity	339,382	333,107
Retained Income	162,208	144,904
Other Comprehensive Income/(Loss)	205	191
Long-term debt	48,472	-
Total Capitalization	550,267	478,202
Commitments and contingencies (see Footnote 18)	-	-

Total Liabilities and Capitalization	$592,893	$560,873

The accompanying notes are an integral part of the above consolidated financial statements.

126

Schedule I

Condensed Parent Company Financial Statements (continued)

Notes to Condensed Financial Statements

(Parent Company Only)

1.

Basis of Presentation.

MGE Energy is a holding company and conducts substantially all of its business operations through its subsidiaries. For Parent Company only presentation, investment in subsidiaries are accounted for using the equity method. These condensed Parent Company financial statements and related notes have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X. These statements should be read in conjunction with the financial statements and the notes of the 2009 Annual Report on Form 10-K.

2.

Credit Agreements.

Credit Agreements

As of December 31, 2009, MGE Energy had access to unsecured credit facilities with aggregate bank commitments of $120 million and available capacity under those commitments of $39 million.

See Footnote 10 of the Notes to Consolidated Financial Statements for further information regarding MGE Energy's debt and credit agreements.

3.

Commitments and Contingencies.

See Footnote 18 of the Notes to Consolidated Financial Statements for commitments and contingencies.

4.

Dividend from Affiliates.

(In thousands)	Dividend from Affiliates
	2009	2008	2007
CWDC	$-	$953	$-
MGE	19,318	-	15,621
MGE Construct	4,915	-	-
MGE Power West Campus	9,150	12,000	12,000
MGE Transco	1,795	917	657
Total	$35,178	$13,870	$28,278

Dividend Restrictions

Dividend payments by MGE to MGE Energy are subject to restrictions arising under a PSCW rate order and, to a lesser degree, MGE's first mortgage bonds. The PSCW order limits the amount of dividends that MGE may pay MGE Energy when its common equity ratio, calculated in the manner used in the rate proceeding, is less than 55%. Under those circumstances, MGE may not pay dividends in excess of $31.4 million and $26.8 million for 2009 and 2008, respectively, plus dividends on shares issued in excess of the shares issued in the rate proceeding forecast if the proceeds are invested in MGE. MGE's thirteen month rolling average common equity ratio at December 31, 2009 and 2008, is estimated to be 57.5% and 50.4%, respectively, as determined under the calculation used in the rate proceeding. While MGE was not restricted from paying cash dividends in 2009, in order to build additional common stock equity in MGE, $19.3 million cash dividends were paid to MGE Energy and no cash dividends were paid to MGE Energy in 2008. The rate proceeding calculation includes as indebtedness imputed amounts for MGE's outstanding purchase power capacity payments and other PSCW adjustments, but does not include the indebtedness associated with MGE Power West Campus, which is consolidated into MGE's financial statements and will not include the indebtedness associated with MGE Power Elm Road, which will be consolidated into MGE's financial Statements and will not include the indebtedness associated with MGE Power Elm Road, which will be consolidated into MGE's financial statements.

127

Schedule I

Condensed Parent Company Financial Statements (continued)

MGE has covenanted with the holders of its first mortgage bonds not to declare or pay any dividend or make any other distribution on or purchase any shares of its common stock unless, after giving effect thereto, the aggregate amount of all such dividends and distributions and all amounts applied to such purchases, after December 31, 1945, shall not exceed the earned surplus (retained earnings) accumulated subsequent to December 31, 1945. As of December 31, 2009, approximately $229.0 million was available for the payment of dividends under this covenant.

Schedule II

MGE Energy, Inc., and Madison Gas and Electric Company

Valuation and Qualifying Accounts

		Additions
	Balance at beginning of period	(1) Charged to costs and expenses	(2) Charged to other accounts	Net Accounts written off	Balance at end of period
Fiscal Year 2007:
Accumulated provision for uncollectibles	$(3,596,527)	(3,122,611)	-	2,895,957	$(3,823,181)

Fiscal Year 2008:
Accumulated provision for uncollectibles	$(3,823,181)	(4,273,313)	(83,457)	3,904,052	$(4,275,899)

Fiscal Year 2009:
Accumulated provision for uncollectibles	$(4,275,899)	(3,409,313)	(48,946)	3,491,823	$(4,242,335)

128

Signatures - MGE Energy, Inc.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

MGE Energy, Inc.
(Registrant)

Date: February 25, 2010	/s/ Gary J. Wolter
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2010.

/s/ Gary J. Wolter	Gary J. Wolter Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)

/s/ Jeffrey C. Newman	Jeffrey C. Newman Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ Londa J. Dewey	Londa J. Dewey, Director

/s/ F. Curtis Hastings	F. Curtis Hastings, Director

/s/ Regina M. Millner	Regina M. Millner, Director

/s/ Frederic E. Mohs	Frederic E. Mohs, Director

/s/ John R. Nevin	John R. Nevin, Director

/s/ James L. Possin	James L. Possin, Director
/s/ Thomas R. Stolper	Thomas R. Stolper, Director

/s/ H. Lee Swanson	H. Lee Swanson, Director

129

Signatures - Madison Gas and Electric Company

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Madison Gas and Electric Company
(Registrant)

Date: February 25, 2010	/s/ Gary J. Wolter
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2010.

/s/ Gary J. Wolter	Gary J. Wolter Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)

/s/ Jeffrey C. Newman	Jeffrey C. Newman Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ Londa J. Dewey	Londa J. Dewey, Director

/s/ F. Curtis Hastings	F. Curtis Hastings, Director

/s/ Regina M. Millner	Regina M. Millner, Director

/s/ Frederic E. Mohs	Frederic E. Mohs, Director

/s/ John R. Nevin	John R. Nevin, Director

/s/ James L. Possin	James L. Possin, Director
/s/ Thomas R. Stolper	Thomas R. Stolper, Director

/s/ H. Lee Swanson	H. Lee Swanson, Director

130