Form 10-Q
period 2010-03-31
MGE ENERGY INC
filed 2010-05-06
CIK 1161728

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:

March 31, 2010

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

	Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer	Smaller Reporting Company
MGE Energy, Inc.	X
Madison Gas and Electric Company			X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

MGE Energy, Inc. and Madison Gas and Electric Company: Yes [ ] No [X]

Number of Shares Outstanding of Each Class of Common Stock as of April 30, 2010
MGE Energy, Inc.	Common stock, $1.00 par value, 23,113,658 shares outstanding.
Madison Gas and Electric Company	Common stock, $1.00 par value, 17,347,894 shares outstanding (all of which are owned beneficially and of record by MGE Energy, Inc.).

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

The factors that could cause actual results to differ materially from the forward-looking statements made by a registrant include (a) those factors discussed in the following sections of the Registrants' 2009 Annual Report on Form 10-K: ITEM 1A. Risk Factors; ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, as updated by Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations in this report; and ITEM 8 Financial Statements and Supplementary Data-Note 18, as updated by Part I, Item 1. Financial Statements-Note 9 in this report; and (b) other factors discussed herein and in other filings with the SEC by the registrants.

Readers are cautioned not to place undue reliance on these forward-looking statements, which apply only as of the date of this report. MGE Energy and MGE undertake no obligation to publicly release any revision to these forward-looking statements to reflect events or circumstances after the date of this report.

Where to Find More Information

The public may read and copy any reports or other information that MGE Energy and MGE file with the SEC at the SEC's public reference room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. These documents are also available to the public from commercial document retrieval services, the Web site maintained by the SEC at http://www.sec.gov, MGE Energy's Web site at http://www.mgeenergy.com, and MGE's website at http://www.mge.com. Copies may be obtained from our Web sites free of charge. Information contained on MGE Energy's and MGE's websites shall not be deemed incorporated into, or to be a part of, this report.

Definitions, Abbreviations, and Acronyms Used in the Text and Notes of this Report

ACESA	American Clean Energy and Security Act of 2009
AFUDC	Allowance for funds used during construction
ANPR	Advanced Notice of Proposed Rulemaking
ARO	Asset Retirement Obligation
ASM	Ancillary Services Market
ATC	American Transmission Company LLC
Bechtel	Bechtel Power Corporation
Blount	Blount Station
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
Codification	Financial Accounting Standards Board Accounting Standards Codification
Columbia	Columbia Energy Center
cooling degree days	Measure of the extent to which the average daily temperature is above 65 degrees Fahrenheit, which is considered an indicator of possible increased demand for energy to provide cooling
DOE	U.S. Department of Energy
Dth	Dekatherms
Elm Road Units	Elm Road Generating Station
EPA	U.S. Environmental Protection Agency
ERISA	Employee Retirement Income Security Act
ERS	Elm Road Services, LLC
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FTR	Financial Transmission Rights
GCIM	Gas cost incentive mechanism
GHG	Greenhouse gas
heating degree days (HDD)	Measure of the extent to which the average daily temperature is below 65 degrees Fahrenheit, which is considered an indicator of possible increased demand for energy to provide heating
ICR	Information Collection Request
IRS	Internal Revenue Service
kWh	Kilowatt-hour
MACT	Maximum available control technology
MGE	Madison Gas and Electric Company
MGE Energy	MGE Energy, Inc.
MGE Power	MGE Power LLC
MGE Power Elm Road	MGE Power Elm Road, LLC
MGE Power West Campus	MGE Power West Campus, LLC
MGE Transco	MGE Transco Investment LLC
MISO	Midwest Independent System Operator (a regional transmission organization)
Moody's	Moody's Investors Service, Inc.
MW	Megawatt
MWh	Megawatt-hour
NAAQS	National ambient air quality standard
NO2	Nitrogen dioxide
NOx	Nitrogen oxides
NOV	Notice of Violation
NSPS	New source performance standards
NSR	New Source Review
NYMEX	New York Mercantile Exchange
OPRB	Other postretirement benefits
PCBs	Polychlorinated biphenyls
PGA	Purchased Gas Adjustment clause
PJM	PJM Interconnection, LLC (a regional transmission organization)
PPA	Purchased power agreement
ppb	Parts per billion
PPACA	Patient Protection and Affordable Care Act
PRP	Potential Responsible Party
PSCW	Public Service Commission of Wisconsin
PSD	Prevention of Significant Deterioration
RTO	Regional Transmission Organization
Standard &Poor's	Standard & Poor's Ratings Group, a division of McGraw-Hill Companies
SEC	Securities and Exchange Commission
SIP	State Implementation Plan
SO2	Sulfur dioxide
Stock Plan	Direct Stock Purchase and Dividend Reinvestment Plan of MGE Energy
UW	University of Wisconsin-Madison
VIE	Variable interest entity
WCCF	West Campus Cogeneration Facility
WDNR	Wisconsin Department of Natural Resources
working capital	Current assets less current liabilities
WPDES	Wisconsin Pollutant Discharge Elimination System
WPL	Wisconsin Power and Light Company
WPSC	Wisconsin Public Service Corporation

Item 1. Financial Statements.

MGE Energy, Inc.

Consolidated Statements of Income (unaudited)

(In thousands, except per-share amounts)

	Three Months Ended March 31,
	2010	2009
Operating Revenues:
Regulated revenues	$158,541	$178,947
Nonregulated revenues	1,102	2,197
Total Operating Revenues	159,643	181,144

Operating Expenses:
Fuel for electric generation	8,901	9,872
Purchased power	21,467	25,038
Cost of gas sold	52,684	70,328
Other operations and maintenance	41,030	36,854
Depreciation and amortization	9,222	10,054
Other general taxes	4,564	4,662
Total Operating Expenses	137,868	156,808
Operating Income	21,775	24,336

Other income, net	4,721	1,979
Interest expense, net	(3,908)	(3,389)
Income before income taxes	22,588	22,926
Income tax provision	(8,328)	(7,974)
Net Income	$14,260	$14,952

Earnings per Share of Common Stock (basic and diluted)	$0.62	$0.65

Dividends per share of common stock	$0.368	$0.362

Average Shares Outstanding (basic and diluted)	23,114	22,956

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Three Months Ended March 31,
	2010	2009
Operating Activities:
Net income	$14,260	$14,952
Items not affecting cash:
Depreciation and amortization	9,222	10,054
Deferred income taxes	(338)	203
Provision for doubtful accounts receivable	848	1,637
AFUDC - equity funds	(58)	(106)
Employee benefit plan expenses	3,149	1,800
Equity earnings in ATC	(2,186)	(1,981)
Gain on sale of property	(2,599)	-
Other items	1,177	429
Changes in working capital:
Decrease in current assets	16,392	38,410
Decrease in current liabilities	(4,268)	(12,269)
Dividend income from ATC	1,693	1,520
Cash contributions to pension and other postretirement plans	(8,733)	(6,621)
Other noncurrent items, net	1,449	1,804
Cash Provided by Operating Activities	30,008	49,832

Investing Activities:
Capital expenditures	(14,415)	(18,627)
Capital contributions to investments	(532)	(888)
Proceeds from sale of property	2,731	-
Other	(52)	977
Cash Used for Investing Activities	(12,268)	(18,538)

Financing Activities:
Issuance of common stock	-	4,402
Cash dividends paid on common stock	(8,515)	(8,302)
Repayment of long-term debt	(277)	-
Decrease in short-term debt, net	(3,000)	(25,500)
Cash Used for Financing Activities	(11,792)	(29,400)

Change in Cash and Cash Equivalents	5,948	1,894
Cash and cash equivalents at beginning of period	4,704	4,106
Cash and cash equivalents at end of period	$10,652	$6,000

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Balance Sheets (unaudited)

(In thousands)

	March 31, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$10,652	$4,704
Receivable - margin account	2,644	3,495
Accounts receivable, less reserves of $3,811 and $3,701, respectively	41,382	35,309
Other accounts receivable, less reserves of $538 and $541, respectively	3,524	3,041
Unbilled revenues	22,531	29,179
Materials and supplies, at average cost	16,702	15,931
Fossil fuel	8,166	7,870
Stored natural gas, at average cost	23,369	27,193
Prepaid taxes	14,334	30,036
Regulatory assets - current	3,515	-
Other current assets	6,427	8,323
Total Current Assets	153,246	165,081
Other long-term receivables	2,719	2,928
Regulatory assets	116,745	113,375
Other deferred assets and other	9,249	7,282
Property, Plant, and Equipment:
Property, Plant, and Equipment, Net	847,394	719,797
Construction work in progress	98,134	219,967
Total Property, Plant, and Equipment	945,528	939,764
Investments	54,490	53,455
Total Assets	$1,281,977	$1,281,885

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$1,667	$1,528
Short-term debt	61,500	64,500
Accounts payable	28,529	35,839
Accrued interest and taxes	8,380	4,028
Deferred income taxes	1,731	2
Regulatory liabilities - current	278	551
Pension liability - current	798	798
Other current liabilities	19,278	19,892
Total Current Liabilities	122,161	127,138
Other Credits:
Deferred income taxes	139,269	139,850
Investment tax credit - deferred	2,316	2,394
Regulatory liabilities	18,900	18,477
Accrued pension and other postretirement benefits	116,953	122,946
Other deferred liabilities and other	54,288	48,343
Total Other Credits	331,726	332,010
Capitalization:
Common shareholders' equity	507,548	501,795
Long-term debt	320,542	320,942
Total Capitalization	828,090	822,737
Commitments and contingencies (see Footnote 9)	-	-
Total Liabilities and Capitalization	$1,281,977	$1,281,885

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Equity (unaudited)

(In thousands, except per-share amounts)

					Accumulated Other Comprehensive (Loss)/Income
			Additional Paid-in Capital
	Common Stock			Retained Earnings
	Shares	Value				Total

Beginning balance - December 31, 2008	22,905	$22,905	$310,202	$144,904	$191	$478,202
Net income				14,952		14,952
Other comprehensive income/(loss):
Net unrealized loss on investments, net of $26 tax					(38)	(38)
Common stock dividends declared ($0.362 per share)				(8,302)		(8,302)
Common stock issued, net	148	148	4,254			4,402
Ending Balance - March 31, 2009	23,053	$23,053	$314,456	$151,554	$153	$489,216

Beginning balance - December 31, 2009	23,114	$23,114	$316,268	$162,208	$205	$501,795
Net income				14,260		14,260
Other comprehensive income/(loss):
Net unrealized gain on investments, net of $5 tax					8	8
Common stock dividends declared ($0.368 per share)				(8,515)		(8,515)
Ending Balance - March 31, 2010	23,114	$23,114	$316,268	$167,953	$213	$507,548

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Income (unaudited)

(In thousands)

	Three Months Ended March 31,
	2010	2009
Operating Revenues:
Regulated electric revenues	$81,994	$80,127
Regulated gas revenues	76,547	98,820
Nonregulated revenues	1,102	2,197
Total Operating Revenues	159,643	181,144

Operating Expenses:
Fuel for electric generation	8,901	9,872
Purchased power	21,467	25,038
Cost of gas sold	52,684	70,328
Other operations and maintenance	40,911	36,627
Depreciation and amortization	9,222	10,054
Other general taxes	4,564	4,662
Income tax provision	6,338	6,969
Total Operating Expenses	144,087	163,550
Operating Income	15,556	17,594

Other Income and Deductions:
AFUDC - equity funds	58	106
Equity earnings in ATC	2,186	1,981
Income tax provision	(1,954)	(811)
Other (deductions) income, net	2,464	(106)
Total Other Income and Deductions	2,754	1,170
Income before interest expense	18,310	18,764

Interest Expense:
Interest on long-term debt	4,512	4,104
Other interest, net	(402)	23
AFUDC - borrowed funds	(23)	(44)
Net Interest Expense	4,087	4,083
Net Income	$14,223	$14,681
Less: Net Income Attributable to Noncontrolling Interest, net of tax	(5,096)	(3,376)
Net Income Attributable to MGE	$9,127	$11,305

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Three Months Ended March 31,
	2010	2009
Operating Activities:
Net income	$14,223	$14,681
Items not affecting cash:
Depreciation and amortization	9,222	10,054
Deferred income taxes	(338)	203
Provision for doubtful accounts receivable	848	1,637
AFUDC - equity funds	(58)	(106)
Employee benefit plan expenses	3,149	1,800
Equity earnings in ATC	(2,186)	(1,981)
Gain on sale of property	(2,599)	-
Other items	1,177	429
Changes in working capital:
Decrease in current assets	7,529	36,471
Increase (decrease) in current liabilities	1,863	(10,733)
Dividend income from ATC	1,693	1,520
Cash contributions to pension and other postretirement plans	(8,733)	(6,621)
Other noncurrent items, net	1,430	1,812
Cash Provided by Operating Activities	27,220	49,166

Investing Activities:
Capital expenditures	(14,415)	(18,627)
Capital contributions to investments	(532)	(888)
Proceeds from sale of property	2,731	-
Other	(11)	971
Cash Used for Investing Activities	(12,227)	(18,544)

Financing Activities:
Cash dividends paid to parent by MGE	(6,478)	-
Distributions to parent from noncontrolling interest	(43,607)	(2,386)
Equity contributions received by noncontrolling interest	533	888
Affiliate financing of Elm Road	(4,193)	-
Repayment of long-term debt	(277)	-
Issuance of long-term debt	50,000	-
Decrease in short-term debt, net	(5,500)	(27,500)
Cash Used for Financing Activities	(9,522)	(28,998)

Change in Cash and Cash Equivalents	5,471	1,624
Cash and cash equivalents at beginning of period	2,474	1,318
Cash and cash equivalents at end of period	$7,945	$2,942

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Balance Sheets (unaudited)

(In thousands)
ASSETS	March 31, 2010	December 31, 2009
Utility Plant (At Original Cost, in Service):
Electric	$818,504	$806,083
Gas	294,224	293,666
Nonregulated	231,327	110,022
Gross plant in service	1,344,055	1,209,771
Less accumulated provision for depreciation	(497,215)	(490,354)
Net plant in service	846,840	719,417
Construction work in progress	98,134	219,967
Total Utility Plant	944,974	939,384
Investment in ATC	52,681	51,656
Other investments	924	897
Total Investments	53,605	52,553
Current Assets:
Cash and cash equivalents	7,945	2,474
Receivable - margin account	2,644	3,495
Accounts receivable, less reserves of $3,811 and $3,701, respectively	41,382	35,279
Affiliate receivables	2,555	2,572
Other receivables, less reserves of $538 and $541, respectively	3,523	3,038
Unbilled revenues	22,531	29,179
Materials and supplies, at average cost	16,702	15,931
Fossil fuel	8,166	7,870
Stored natural gas, at average cost	23,369	27,193
Prepaid taxes	11,969	18,833
Regulatory assets - current	3,515	-
Other current assets	6,409	8,295
Total Current Assets	150,710	154,159
Other long-term receivables	2,072	2,149
Affiliate receivable long-term	5,972	5,972
Regulatory assets	116,745	113,375
Other deferred assets and other	7,944	5,963
Total Assets	$1,282,022	$1,273,555

CAPITALIZATION AND LIABILITIES
Equity:
Common stockholder's equity	$393,444	$390,782
Noncontrolling interest	140,965	178,943
Total Equity	534,409	569,725
Long-term debt	320,542	272,470
Total Capitalization	854,951	842,195
Current Liabilities:
Long-term debt - due within one year	1,667	-
Short-term debt - commercial paper	28,000	33,500
Accounts payable	28,529	35,826
Affiliate payables	23	4,217
Accrued interest and taxes	16,840	6,125
Accrued payroll related items	6,579	7,870
Deferred income taxes	1,731	2
Regulatory liabilities - current	278	551
Pension liability - current	798	798
Other current liabilities	12,258	11,825
Total Current Liabilities	96,703	100,714
Other Credits:
Deferred income taxes	137,909	138,486
Investment tax credit - deferred	2,316	2,394
Regulatory liabilities	18,900	18,477
Accrued pension and other postretirement benefits	116,953	122,946
Other deferred liabilities and other	54,290	48,343
Total Other Credits	330,368	330,646
Commitments and contingencies (see Footnote 9)	-	-
Total Capitalization and Liabilities	$1,282,022	$1,273,555

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Equity (unaudited)

(In thousands)

	MGE						Total
			Additional Paid-in Capital		Accumulated Other Comprehensive Income/(Loss)
	Common Stock			Retained Earnings		Non- controlling Interest
	Shares	Value

Beginning balance - December 31, 2008	17,348	$17,348	$192,417	$164,354	$134	$174,157	$548,410
Net income				11,305		3,376	14,681
Other comprehensive income/(loss):
Net unrealized loss on investments, net of $22 tax					(34)		(34)
Equity contribution received by noncontrolling interest						888	888
Distributions to parent from noncontrolling interest						(2,386)	(2,386)
Ending balance - March 31, 2009	17,348	$17,348	$192,417	$175,659	$100	$176,035	$561,559

Beginning balance - December 31, 2009	17,348	$17,348	$192,417	$180,905	$112	$178,943	$569,725
Net income				9,127		5,096	14,223
Other comprehensive income/(loss):
Net unrealized gain on investments, net of $9 tax					13		13
Cash dividends paid to parent by MGE				(6,478)			(6,478)
Equity contribution received by noncontrolling interest						533	533
Distributions to parent from noncontrolling interest						(43,607)	(43,607)
Ending balance - March 31, 2010	17,348	$17,348	$192,417	$183,554	$125	$140,965	$534,409

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc., and Madison Gas and Electric Company

Notes to Consolidated Financial Statements (unaudited)

March 31, 2010

1.

Basis of Presentation - MGE Energy and MGE.

This report is a combined report of MGE Energy and MGE. References in this report to "MGE Energy" are to MGE Energy, Inc., and its subsidiaries. References in this report to "MGE" are to Madison Gas and Electric Company.

MGE Power West Campus and MGE Power Elm Road own electric generating assets and lease those assets to MGE. MGE is considered the primary beneficiary of these entities as a result of these contractual agreements. Both entities are variable interest entities (VIEs) under applicable accounting requirements; therefore, MGE is required to consolidate both entities into its financial results and financial position.

The accompanying consolidated financial statements as of March 31, 2010, and for the three months then ended, are unaudited, but include all adjustments that MGE Energy and MGE management consider necessary for a fair statement of their respective financial statements. All adjustments are of a normal, recurring nature except as otherwise disclosed. The year-end consolidated balance sheet information was derived from the audited balance sheet appearing in MGE Energy's and MGE's 2009 Annual Report on Form 10-K, but does not include all disclosures required by accounting principles in the United States of America. These notes should be read in conjunction with the financial statements and the notes on pages 70 through 116 of the 2009 Annual Report on Form 10-K.

2.

Equity and Financing Arrangements.

a.

Common Stock - MGE Energy.

Since June 1, 2009, MGE Energy has been purchasing stock in the open market for issuance pursuant to its Stock Plan rather than issuing new shares.

All MGE Energy common stock shares issued under the Stock Plan are sold pursuant to a registration statement that has been filed with the SEC and is currently effective.

MGE Energy may issue new shares of its common stock through the Stock Plan. For the three months ended March 31, 2010, MGE Energy did not issue any new shares of common stock under the Stock Plan. However, for the three months ended March 31, 2009, MGE Energy issued 148,164 new shares of common stock under the Stock Plan for net proceeds of $4.4 million.

b.

Dilutive Shares Calculation - MGE Energy.

MGE Energy does not have any dilutive securities.

c.

Secured Debt - MGE Energy and MGE.

On February 4, 2010, MGE Power Elm Road issued $50 million of 5.04% senior secured notes due February 3, 2040. MGE used the net proceeds from the sale of notes to repay existing short-term indebtedness at MGE Energy, consisting of bank loans, which were used to finance a portion of the construction of the Elm Road Units. The notes provide for monthly principal and interest payments, which commenced on February 25, 2010, and continue until maturity. The principal payments are level over the life of the notes, for an effective average life of 15 years. The Note Purchase Agreement requires MGE Power Elm Road to maintain a projected debt service coverage ratio at the end of any calendar quarter of not less than 1.25 to 1.00 for the trailing 12-month period. As of March 31, 2010, MGE Power Elm Road is in compliance with the covenant requirements.

d.

Credit Facilities - MGE Energy and MGE.

On March 30, 2010, MGE's existing credit agreement dated March 31, 2009, which provides MGE with a $20 million committed credit facility, expired. MGE's lines of credit are used as backup to MGE's commercial paper. MGE's outstanding commercial paper balance has declined from year end; therefore, the additional line of credit was not needed. Both MGE and MGE Energy will be renewing their lines of credit in the late second quarter or early third quarter.

3.

Comprehensive Income - MGE Energy and MGE.

Total comprehensive income represents the change in equity during a period from transactions and other events and circumstances from nonowner sources. MGE Energy's and MGE's total comprehensive income is:

(In thousands)	Three Months Ended March 31,
	2010	2009
MGE Energy
Net income	$14,260	$14,952
Unrealized gain (loss) on available-for-sale securities, net of tax ($5 and $26)	8	(38)
Total comprehensive income	$14,268	$14,914

MGE
Net income	$14,223	$14,681
Unrealized gain (loss) on available-for-sale securities, net of tax ($9 and $22)	13	(34)
Total comprehensive income	$14,236	$14,647
Less: Comprehensive income attributable to noncontrolling interest	(5,096)	(3,376)
Comprehensive income attributable to MGE	$9,140	$11,271

4.

Investments - MGE Energy and MGE.

a.

Investment in ATC.

ATC owns and operates electric transmission facilities primarily in Wisconsin. MGE received an interest in ATC when it, like other Wisconsin electric utilities, contributed its electric transmission facilities to ATC. That interest is presently held by MGE Transco, which is jointly owned by MGE Energy and MGE.

MGE Transco, through MGE, has a seat on the Board of Directors of ATC. Due to MGE Transco's ability to exercise significant control over management activities, MGE Transco has accounted for its investment in ATC under the equity method of accounting. For the three months ended March 31, 2010 and 2009, MGE Transco recorded equity earnings from the investment in ATC of $2.2 million (pretax) and $2.0 million (pretax), respectively. Dividend income received from ATC was $1.7 million and $1.5 million for the three months ended March 31, 2010 and 2009, respectively. During the three months ended March 31, 2010 and 2009, MGE Transco made capital contributions of $0.5 million and $0.9 million, respectively.

During March 2010, MGE sold a parcel of land in Middleton, Wisconsin to ATC for $2.7 million. The transaction was approved by the PSCW.

At March 31, 2010, MGE is the majority owner and MGE Energy, the holding company, is the minority owner of MGE Transco. MGE Energy's proportionate share of the equity and net income of MGE Transco is classified within the MGE financial statements as noncontrolling interest.

ATC's summarized financial data for the three months ended March 31, 2010 and 2009, is as follows:

(In thousands)
Income statement data for the three months ended March 31,	2010	2009
Operating revenues	$138,491	$126,232
Operating expenses	(62,812)	(56,955)
Other expense, net	(198)	(63)
Interest expense, net	(20,364)	(18,265)
Earnings before members' income taxes	$55,117	$50,949
MGE Energy's and MGE's equity earnings in ATC	$2,186	$1,981

b.

Other Investments.

MGE Energy and MGE hold available for sale securities in both publicly traded and privately held companies. During the three months ended March 31, 2010 and 2009, no investments were liquidated.

5.

Taxes - MGE Energy and MGE.

a.

Accounting for Uncertainty in Income Taxes.

MGE Energy and MGE account for the difference between the tax benefit amount taken on prior year tax returns, or expected to be taken on a current year tax return, and the tax benefit amount recognized in the financial statements as an unrecognized tax benefit.

MGE Energy will file an application with the IRS for its 2009 tax return to automatically change its method of tax return accounting for repairs. This method change accelerates MGE Energy's tax deductions for repairs in accordance with Treasury Regulations and case law, compared to claiming tax depreciation on project costs. In the quarter ended March 31, 2010, MGE Energy and MGE established a liability in the amount of $1.9 million for the tax uncertainty related to the change in tax method of accounting for repairs.

b.

Effective Tax Rate.

MGE Energy's effective income tax rates for the three months ended March 31, 2010, is 36.9% compared to 34.8% for the same period in 2009; and MGE's effective income tax rate for the three months ended March 31, 2010, is 36.8% compared to 34.6% for the same period in 2009. The increase in effective tax rate is primarily attributable to an expected lower domestic manufacturing deduction and wind energy production tax credit for 2010 compared to 2009.

c.

Medicare Part D Subsidy.

On March 23, 2010, the Patient Protection and Affordable Care Act (the PPACA) was enacted. The PPACA effectively changes the tax treatment of federal subsidies paid to sponsors of retiree health benefit plans that provide a benefit that is at least actuarially equivalent to the benefits under Medicare Part D. As a result of the PPACA, these subsidy payments will effectively become taxable in tax years beginning after December 31, 2012. In connection with accounting for Income Taxes, companies are required to reflect the impact of the change in tax law in the period that includes the enactment date of March 23, 2010. MGE anticipates recovery in rates of the incremental tax expense as a result of the legislation. At March 31, 2010, regulatory assets have increased $2.7 million as a result of the PPACA. The regulatory asset represents the revenue requirement related to PPACA taxes payable, calculated at current statutory rates.

6.

Elm Road - MGE Energy and MGE.

a.

Construction.

MGE Power Elm Road owns an 8.33% ownership interest in each of two 615 MW coal-fired generating units in Oak Creek, Wisconsin. Unit 1 entered commercial operation on February 2, 2010. Unit 2 is under construction, but is expected to enter commercial operation in August 2010. MGE Power Elm Road's sole principal asset is that ownership interest in those generating units. Each owner provides its own financing and reflects its respective portion of the facility and costs in its financial statements. MGE Power Elm Road has leased the Elm Road Units to MGE pursuant to separate facility lease agreements for each unit. These leases were authorized by order of the PSCW in accordance with applicable provisions of Wisconsin law that authorized financing of new generation through facility leases. The PSCW order establishes a cap on the constructions costs that may be passed through the lease agreements to MGE and its customers, through rates. Additional costs attributable to force majeure events, as defined in the leases, do not count against this cap but are subject to PSCW review and determination that the costs were prudently incurred.

The estimated share of capital costs for that ownership interest in both units is approximately $180 million (excluding capitalized interest). At March 31, 2010, $121.3 million related to this project was placed in-service and $52.7 million (excluding capitalized interest) related to this project is reflected in the construction work in progress balance on MGE Energy's and MGE's consolidated balance sheets. MGE Power Elm Road calculates capitalized interest on the Elm Road Units until their respective in-service dates. At March 31, 2010, MGE Power Elm Road recorded a total of $14.9 million in capitalized interest related to the Elm Road Units, which is reflected in the construction work in progress balance on MGE Energy's and MGE's consolidated balance sheets.

Each owner provides its own financing and reflects its respective portion of the facility and operating costs in its financial statements. MGE Power Elm Road's interest in the portion of the Elm Road Units in service and the related accumulated depreciation reserves at March 31, 2010, were as follows:

(In thousands)	March 31, 2010
Nonregulated plant	$121,337
Accumulated depreciation	(449)
Net plant	$120,888

b.

Consolidation.

In connection with this project, MGE Energy and its subsidiaries entered into various agreements, including facility lease agreements between MGE Power Elm Road (a nonregulated subsidiary of MGE Energy) and MGE with respect to each of the Elm Road Units. The financial terms of the facility leases include a capital structure of 55% equity and 45% long-term debt, a return on equity of 12.7%, a lease term of 30 years, and a 5% lease payment reduction in the first five years.

Based on the nature and terms of the contractual arrangements, MGE absorbs a majority of the expected losses, residual value, or both, associated with the ownership of MGE Power Elm Road. In addition, MGE has the power to direct the activities that most significantly impact Elm Road Unit's economic performance. MGE also is the party most closely associated with MGE Power Elm Road. As a result, MGE is the primary beneficiary and MGE Power Elm Road is a VIE under applicable accounting requirements. Accordingly, MGE Power Elm Road has been consolidated in the financial statements of MGE.

MGE Energy's share of the equity and net income (through its wholly owned subsidiary MGE Power) of MGE Power Elm Road is classified within the MGE financial statements as noncontrolling interest.

c.

Nonregulated Revenues.

MGE has approval from the PSCW to defer the recovery of the payments made to MGE Power Elm Road for carrying costs during construction of the generating units. MGE estimates that the total carrying costs on the Elm Road project will be approximately $59.0 million. This estimate is subject to change based on changes in interest rates, timing of capital expenditures, and the total project cost.

MGE began collecting the carrying costs in rates in 2006. These amounts are being collected over multiple years. Of these costs, MGE estimates that $16.1 million relates to the capitalized interest and the debt portion of the facility. These costs will be recognized over the period in which the generating units will be depreciated. The remaining $42.9 million is estimated to represent the equity portion and is being recognized over the period allowed for recovery in rates.

During 2010, MGE will recover $16.5 million in electric rates for costs associated with the Elm Road Units. Of this amount, $5.1 million relates to carrying costs. For the three months ended March 31, 2010, $1.3 million related to the carrying costs were recovered in rates. Of this amount, $0.4 million relates to the debt portion of the facility and was deferred on the consolidated financial statements of MGE Energy and MGE. The remaining $0.9 million represents the equity portion and was recognized as nonregulated revenues in the consolidated financial statements of MGE Energy and MGE. Furthermore, an additional $0.9 million was recognized as a true-up of equity during the three months ended March 31, 2010.

7.

Pension and Postretirement Plans - MGE Energy and MGE.

MGE maintains qualified and nonqualified pension plans, health care, and life insurance benefits. Additionally, MGE has deferred contribution 401(k) benefit plans.

The following table presents the components of MGE Energy's and MGE's net periodic benefit costs recognized for the three months ended March 31, 2010 and 2009. A portion of the net periodic benefit cost is capitalized within the consolidated balance sheets. The PSCW allowed MGE to defer the 2009 incremental pension and OPRB costs above the amounts recovered in rates. As of March 31, 2010, there were $7.0 million in total pension and OPRB costs deferred. During the three months ended March 31, 2010, $0.7 million has been recovered in rates.

(In thousands)	Three Months Ended March 31,
	2010	2009
Pension Benefits
Components of net periodic benefit cost:
Service cost	$1,534	$1,354
Interest cost	3,041	2,983
Expected return on assets	(2,974)	(2,302)
Amortization of:
Transition obligation	-	36
Prior service cost	111	111
Actuarial loss	876	1,211
Net periodic benefit cost	$2,588	$3,393

Postretirement Benefits
Components of net periodic benefit cost:
Service cost	$483	$478
Interest cost	990	973
Expected return on assets	(309)	(229)
Amortization of:
Transition obligation	107	107
Prior service cost	28	72
Actuarial loss	110	168
Net periodic benefit cost	$1,409	$1,569

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

In addition to units granted in 2007 through 2009, on January 15, 2010, 17,310 units were granted based on the MGE Energy closing stock price as of that date. These newly-granted units are subject to a five-year graded vesting schedule. On the grant date, MGE Energy and MGE measured the cost of the employee services received in exchange for the award based on current market value of MGE Energy common stock. The fair value of the awards, including the outstanding awards granted in 2007 through 2009, has been subsequently re-measured at March 31, 2010, as required by applicable accounting principles. Changes in fair value as well as the original grant have been recognized as compensation cost. Since this amount will be re-measured throughout the vesting period, the compensation cost is subject to variability.

For nonretirement eligible employees, stock based compensation costs are accrued and recognized using the graded vesting method. Compensation cost for retirement eligible employees or employees that will become retirement eligible during the vesting schedule are recognized on an abridged horizon also using the graded vesting method.

During the three months ended March 31, 2010 and 2009, MGE recorded $0.2 million and $0.1 million, respectively, in compensation expense as a result of this plan. No forfeitures or cash settlements occurred during the aforementioned periods. At March 31, 2010, $0.9 million of these awards were vested.

9.

Commitments and Contingencies.

a.

Environmental - MGE Energy and MGE.

Hazardous materials

On April 7, 2010, the EPA published an Advanced Notice of Proposed Rulemaking (ANPR) for the additional regulation of polychlorinated biphenyls (PCBs). The EPA has indicated that they intend to reassess the use, distribution, marking, and storage for reuse of liquid PCBs in electric and nonelectric equipment. The rule developed as a result of this ANPR may require a phase-out of PCBs in electrical and nonelectrical equipment. MGE has electrical equipment that contains liquid PCBs so any rule that is developed has a potential to affect our capital or operational cost. We will not know the extent, however, until any rule is finalized.

Solid waste

MGE is listed as a potentially responsible party for a site the EPA has placed on the national priorities Superfund list. The Lenz Oil site in Lemont, Illinois, was used for storing and processing waste oil for several years. This site requires clean up under the Comprehensive Environmental Response, Compensation and Liability Act. A group of companies, including MGE, is currently working on cleaning up the site. Management believes that its share of the final cleanup costs for the Lenz Oil site will not result in any materially adverse effects on MGE's operations, cash flows, or financial position. Insurance may cover a portion of the cleanup costs. Management believes that the cleanup costs not covered by insurance will be recovered in current and future rates. As of December 31, 2009, the EPA has agreed on a remedy for the Lenz Oil site. The remedy included a five year $2.2 million implementation plan. The EPA has asked all potentially responsible parties to pay upfront for this five year implementation plan. At March 31, 2010, MGE's portion is less than $0.1 million.

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

WPDES Thermal Discharge Rule

The WDNR is promulgating revised rules to regulate thermal effluent discharges from point sources in Wisconsin. The Wisconsin Natural Resources Board adopted these rules on January 27, 2010, and they are currently under legislative review. The proposed rules apply strict standards for thermal discharges into inland lakes, streams, rivers, and the Great Lakes. While dischargers can apply for variances, MGE may incur additional capital expenditures, such as equipment upgrades at Blount and Columbia, if the variances are not granted. Costs at Blount have not been fully determined; however, capital expenditures may include cooling towers, which in past analyses have been shown to be cost prohibitive. Potential costs at Columbia have not been determined at this time. We believe that WCCF has controls in place that will meet this standard. Based on initial reviews of the current revised rules, we do not expect the Elm Road Units to be effected by these rules.

WPDES Phosphorus Nutrient Standards

The WDNR is in the process of developing water quality standards for phosphorus in streams, rivers, and inland lakes, including effluent limitations for dischargers. According to the draft rules, effluent limitations for dischargers of phosphorus will be calculated based on the applicable phosphorus criteria of the receiving water, and will be concentration and mass based. Blount and WCCF both currently discharge phosphorus under their WPDES permits, and it is likely both facilities will have additional or more stringent phosphorus limitations added to their permits. It is unknown what the limitations may be at this time, as the WDNR will calculate the limits based on the status of the receiving water and will take into account all dischargers of phosphorus into each receiving water before setting individual permit limits. A public hearing is expected to be held by May 2010, with final approval of the rules in August 2010. The Blount WPDES permit renewal application is due fall of 2010, and may require the inclusion of the new phosphorus limits if the rules are finalized. Given the uncertainties associated with these proceedings and the time required for their resolution, we cannot predict the eventual outcome of the proceedings or estimate the effect that compliance with developing water quality standards will have on the operation of our generating facilities and our future results of operations, cash flows and financial position.

WPDES Mercury Discharge Limit

WPDES permit holders in certain industries, including coal-fired electric power plants, are required to meet mercury effluent limits. If permit holders do not meet the mercury limits then they must apply for a variance as part of their next permit renewal with the WDNR. MGE will be applying for a variance for Blount as part of its permit renewal, which is due fall of 2010. If the variance is not approved, MGE may have operational or capital costs associated with meeting the mercury effluent limits when the permit is renewed (in the spring of 2011). Given the uncertainties associated with these proceedings and the time required for their resolution, we cannot predict the eventual outcome of the proceedings or estimate the effect that compliance with developing mercury limits will have on the operation of our generating facilities and our future results of operations, cash flows and financial position.

Air quality

Air quality regulations promulgated by the EPA and the WDNR in accordance with the Federal Clean Air Act and the Clean Air Act Amendments of 1990 impose restrictions on emission of particulates, sulfur dioxide (SO2), nitrogen oxides (NOx), and other pollutants and require permits for operation of emission sources. These permits have been obtained by MGE and must be renewed periodically.

Various initiatives, including the Clean Air Interstate Rule (CAIR), maximum achievable control technology (MACT) standards, new source performance standards (NSPS) and the Clean Air Visibility Rule (also known as the Regional Haze Rule), as well as state mercury emissions limits, may result in additional operating and capital expenditure costs for electric generating units.

Ozone NAAQS

On January 6, 2010, the EPA published a proposed rule reconsidering the March 12, 2008 8-hour ozone standard. In this proposed rule, the EPA states their intent to revise both the primary (set for protection of public health) and secondary (set for protection of public welfare and environment) ozone standards and indicates that they will set an 8-hour ambient ozone standard between 0.060 – 0.070 parts per million (ppm). The EPA further indicates that they will set a secondary standard of 7 – 15 ppm-hours measured on a weighted average over a three-month period during the ozone season. These proposed standards have the potential to put several counties in Wisconsin, including ones where MGE has electric generation, in nonattainment. A nonattainment designation may increase capital or operating costs at MGE facilities. A final rule is expected in August 2010, with designation recommendations due to the EPA by January 2011 based on 2008 through 2010 monitoring data.

Nitrogen Dioxide NAAQS

On January 22, 2010, the EPA revised its primary Nitrogen Dioxide (NO2) NAAQS. The current annual primary NO2 standard remains, while a one-hour 100 parts per billion (ppb) standard has been added that focuses on near-roadway exposures to NO2. The EPA expects the states to submit initial recommendations for nonattainment areas by January 2011 using 2008-2010 data. The EPA plans to make final attainment and nonattainment designations by January 2012. The EPA has not changed the secondary NAAQS for NO2, but intends to address potential changes as part of a secondary review. It is unclear at this time how MGE's power plants would be affected by this proposed revision. As of April 12, 2010, any facility's permit renewal or revision application will need to model potential emissions of NO2. Failure to meet thresholds may require a permit applicant to incur capital or operational costs. MGE's Blount permit renewal is due in the fall of 2010 and MGE will be conducting this NO2 modeling as part of this renewal process.

MACT Standards for Electric Utilities

In late 2009, the EPA has sent out an Information Collection Request (ICR) to hundreds of utilities across the United States that have coal and oil-burning electric generating units. The EPA has indicated that they will use the information collected from this ICR to assist in the development of electric generating unit MACT standards. Under this ICR, letters requesting information on pollution control equipment have been received in respect of Blount and Columbia. Elm Road is required to perform testing in addition to responding to the information requests. Facilities will need to provide data to the EPA in the first half of 2010. Given the uncertainties associated with these proceedings and the time required for their resolution, we cannot predict the eventual outcome of the proceedings or estimate the effect that compliance with developing MACT standards will have on the operation of our generating facilities and our future results of operations, cash flows and financial position.

EPA Rule on Greenhouse Gas Reporting

On September 22, 2009, the EPA issued its final mandatory GHG reporting rule. Under the final rule, MGE will need to report on GHG emissions from its natural gas distribution system, its electric generating units subject to the EPA's Acid Rain Program and certain of its stationary combustion and electric units during 2010. MGE is collecting the data needed to file the required report on 2010 emissions by March 31, 2011.

Columbia

Title V Operating Permit Petition

In September 2008, the WDNR issued a Title V renewal operating permit to WPL (the operator and permit holder) for Columbia. WPL is the plant operator and permit holder, and owns 46.2% of Columbia. Wisconsin Public Service Corporation (WPSC) owns a 31.8% interest, and MGE owns a 22% interest in Columbia. A citizen group petitioned the EPA to object to the issuance of the permit renewal. In October 2009, the EPA issued an order granting in part and denying in part the petition and sent the operating permit back to the WDNR for further review based on the EPA order. The EPA order gave the WDNR 90 days to address the objections and take action on the September 2008 operating permit. On March 22, 2010, the WDNR gave notice to WPL that they intend to initiate an operating permit revision in response to the EPA's order. MGE is unable to predict what changes the WDNR may make to the permit or the timing of those changes.

Notice of Intent/Notice of Violation

In October 2009, the Sierra Club provided notice of its intent to file a civil lawsuit (NOI) against the owners and operator of Columbia for alleged violations of the Clean Air Act (CAA). Among other things, this notice alleges the failure to obtain necessary air permits and implement necessary emission controls associated with activities undertaken at Columbia from approximately 2000 through 2005.

In December 2009, the EPA sent a Notice of Violation (NOV) to the owners and operator of Columbia. The NOV alleges that the owners and operator failed to comply with appropriate pre-construction review and permitting requirements of the New Source Review (NSR) program, and as a result violated the PSD program requirements, Title V Operating Permit requirements of the CAA and the Wisconsin State Implementation Plan (SIP).

If the EPA and/or Sierra Club successfully prove their claims, MGE may, under the applicable statutes, be required to pay civil penalties in amounts of up to $37,500 per day (for all joint owners) for each violation and/or complete actions for injunctive relief. In response to similar EPA CAA enforcement initiatives, certain utilities have elected to settle with the EPA, while others are in litigation. Provisions contained in settlements or court-ordered remedies for other utilities with similar alleged violations required, for example, the installation of pollution control technology, changed operating conditions (including use of alternative fuels, caps on emissions, retirement of generating units), other supplemental environmental projects, and payment of stipulated fines. Should similar remedies be required for final resolution of these matters at Columbia, MGE would incur additional capital and operating expenditures.

WPL, the plant operator and permit holder, has informed MGE that it is in the process of evaluating the allegations and is unable to predict their impact on Columbia's finances or operations at this time, but believes that an adverse outcome could be significant. WPL has also informed MGE that the current intent is to defend against these actions because WPL believes the projects in question were routine or not projected to increase emissions and therefore did not violate the permitting requirements of the CAA. Nevertheless, the owners are actively exploring settlement options with the EPA and the Sierra Club while simultaneously defending against these allegations. MGE has not recognized any related loss contingency amounts as of March 31, 2010.

Certificate of Authority

In April 2009, the Columbia owners filed a Certificate of Authority with the PSCW requesting authorization of an emissions reduction project as a result of an environmental initiative. A decision from the PSCW is currently expected in the second quarter of 2010. The operator's current estimates show that MGE's share of the capital expenditures required to comply with this project will be approximately $140 million. According to the current estimate, this project is expected to result in an increase to Columbia's ongoing operating expenses. MGE expects that the costs pertaining to this project will be fully recoverable through rates. The PSCW is permitting MGE to defer pre-certification and pre-construction costs related to compliance with environmental regulations at Columbia. Additionally, MGE is entitled to a carrying cost on the related pre-construction costs at a 100% AFUDC rate. As of March 31, 2010, MGE had incurred $1.0 million (excluding carrying costs) in deferred pre-certification and pre-construction expenditures at Columbia related to this environmental initiative.

Columbia has entered into various contractual commitments with vendors for a small portion of the aforementioned expenditures as well as other Columbia environmental projects. MGE is indirectly a party to these agreements as a result of its joint ownership of Columbia and is also contractually obligated, under the applicable ownership and operating agreements, with respect to any commitments made. MGE has a 22% ownership interest in Columbia. MGE's share of these commitments is $0.2 million for 2010. These costs are expected to be capitalized and included in the consolidated balance sheets of MGE Energy and MGE.

b.

Chattel Paper Agreement and Other Guarantees - MGE Energy and MGE.

MGE makes available to qualifying customers a financing program for purchasing and installing energy-related equipment that will provide more efficient use of utility service at the customer's property. MGE is party to a chattel paper purchase agreement with a financial institution under which it can sell or finance an undivided interest with recourse, in up to $10.0 million of the financing program receivables, until August 31, 2010. At March 31, 2010, MGE has outstanding a $3.5 million interest in these receivables. MGE retains the servicing responsibility for these receivables.

MGE accounts for servicing rights under the amortization method. Initial determination of the servicing asset fair value is based on the present value of the estimated future cash flows. The discount rate is based on the PSCW authorized weighted cost of capital.

MGE would be required to perform under its guarantee if a customer defaulted on its loan. The energy-related equipment installed at the customer sites is used to secure the customer loans. The loan balances outstanding at March 31, 2010, approximate the fair value of the energy-related equipment acting as collateral. The length of the MGE guarantee to the financial institution varies from one to ten years depending on the term of the customer loan. Principal payments for the next five years on the loans are $0.7 million for the remainder of 2010, $0.6 million in 2011, $0.4 million in 2012, $0.4 million in 2013, and $0.3 million in 2014.

c.

Other Legal Matters - MGE Energy and MGE.

MGE is involved in various other legal matters that are being defended and handled in the normal course of business. MGE maintains accruals for such costs that are probable of being incurred and subject to reasonable estimation. As of March 31, 2010, MGE has a total of $1.5 million accrued in the financial statements for such matters. The ultimate outcome of such matters is uncertain and may have an adverse effect on MGE Energy's and MGE's results of operations, financial position, and cash flows.

10.

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

In January 2010, MGE announced it will change its primary fuel at Blount from coal to natural gas. Coal will become the secondary fuel at Blount. This switch to natural gas as a primary fuel occurred in March 2010. As a result of this change, certain employee positions were eliminated and severance benefits in 2010 totaled $0.4 million. These severance benefits were accelerated into 2010 from 2011, but are expected to be offset by lower payroll charges in 2010.

MGE has entered into agreements providing severance benefits to employees affected by the exit plan. These benefits are being recognized ratably over the expected future service period of the employees. Total benefits expected to be paid are as follows: $0.3 million in 2012 and $0.4 million in 2013. Total benefits paid as of March 31, 2010, were $0.9 million.

MGE continues to recover in rates the costs associated with the severance benefits at Blount in the year of expected cash payment. The severance charges to be recovered in rates have been deferred and recognized on the consolidated balance sheet of MGE Energy and MGE as a regulatory asset.

The following table presents the activity in the restructuring accrual from December 31, 2009, through March 31, 2010:

(In thousands)
Balance at December 31, 2009	$769
Additional expense, net (deferred)	(226)
Cash payments during the period	(146)
Balance at March 31, 2010	$397

The exit plan has also resulted in accelerated depreciation for the Blount assets expected to be retired in 2011 and 2013. The majority of these assets are being recovered in rates over a four-year period that began in 2008, with the remaining balance recovered by the end of 2013. For the three months ended March 31, 2010 and 2009, $0.8 million of accelerated depreciation expense had been recognized and recovered in rates each year.

11.

Asset Retirement Obligations - MGE Energy and MGE.

Conditional Asset Retirement Obligations

Effective January 1, 2003, MGE recorded an obligation for the fair value of its legal liability for asset retirement obligations (AROs) associated with removing an electric substation, a combustion turbine generating unit, wind generating facilities, and photovoltaic generating facilities, all of which are located on property not owned by MGE Energy and MGE and would be removed upon the ultimate end of the lease. The significant conditional AROs identified by MGE included the costs of abandoning in place gas services and mains, the abatement and disposal of equipment and buildings contaminated with asbestos and polychlorinated biphenyls, and the proper disposal and removal of tanks. Changes in management's assumptions regarding settlement dates, settlement methods, or assigned probabilities could have had a material effect on the liabilities recorded by MGE at March 31, 2010, as well as the regulatory asset recorded.

MGE also may have AROs relating to the removal of various assets, such as certain electric and gas distribution facilities. These facilities are generally located on property owned by third parties, on which MGE is permitted to operate by lease, permit, easement, license, or service agreement. The AROs associated with these facilities cannot be reasonably determined due to the indeterminate life of the related agreements.

In February 2010, MGE Power Elm Road recorded an obligation for the fair value of its legal liability for AROs associated with the demolition and removal of the Elm Road Units. Provisions for these demolition and removal costs are included in the facility lease agreement. At March 31, 2010, this liability is estimated at $0.1 million and is included in other deferred liabilities.

The following table shows costs as of December 31, 2008 and 2009, and changes to the asset retirement obligations through March 31, 2010. Amounts include conditional AROs.

(In thousands)	(a) Original Asset Retirement Obligation	(b) Accumulated Accretion	(c) (a + b) Asset Retirement Obligation
Balance, December 31, 2008	$5,345	$9,649	$14,994
Changes through December 31, 2009	707	812	1,519
Balance, December 31, 2009	$6,052	$10,461	$16,513
Changes through March 31, 2010	847	306	1,153
Balance, March 31, 2010	$6,899	$10,767	$17,666

Non-ARO Costs

Accumulated costs of removal that are non-ARO obligations are classified within the financial statements as regulatory liabilities. At March 31, 2010, and December 31, 2009, there were $12.6 million and $12.2 million of these costs recorded as regulatory liabilities within the financial statements, respectively.

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

The gross notional volume of open derivatives is as follows:

	March 31, 2010	December 31, 2009
Commodity derivative contracts	670,080 MWh	647,560 MWh
Commodity derivative contracts	4,740,000 Dth	6,530,000 Dth
FTRs	1,151 MW	3,003 MW

MGE Energy and MGE offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting agreement. At March 31, 2010, and December 31, 2009, MGE Energy and MGE had $3.9 million and $0.4 million, respectively, in cash collateral that was netted against the net derivative positions with counterparties.

MGE purchases and sells exchange-traded and over-the-counter options, swaps, and future contracts. These arrangements are primarily entered into to help stabilize the price risk associated with gas or power purchases. These transactions are employed by both MGE's gas and electric segments. Additionally, as a result of the firm transmission agreements that MGE holds on transmission paths in the MISO and PJM markets, MGE holds FTRs. An FTR is a financial instrument that entitles the holder to a stream of revenues or charges based on the differences in hourly day-ahead energy prices between two points on the transmission grid. The fair values of these instruments are reflected as a regulatory asset/liability depending on whether they are in a net loss/gain position. Depending on the nature of the instrument, the gain or loss associated with these transactions will be reflected as cost of gas sold, fuel for electric generation, or purchased power expense in the delivery month applicable to the instrument. At March 31, 2010 and 2009, the cost basis of exchange traded derivatives and FTRs exceeded their fair value by $3.9 million and $10.8 million, respectively.

MGE enters into futures and basis swaps to take advantage of physical and financial arbitrage opportunities between supply basins and pricing spreads between future months' gas supply. Under the incentive mechanism within the PGA clause, MGE shareholders have the ability to receive a set percentage of the benefits or loss from these deals if certain thresholds are achieved. The portion related to the shareholders is reflected in other comprehensive income and the portion related to customers is reflected as a regulatory asset/liability depending on whether they are in a net loss/gain position. At March 31, 2010, the cost basis of these financial instruments exceeded their fair value by $0.1 million. At March 31, 2009, none of these instruments were outstanding.

MGE has also entered into a ten-year purchased power agreement which provides MGE with firm capacity and energy during a base term from June 1, 2012, through May 31, 2022. The agreement also allows MGE the option to purchase power during a period of time preceding that base term as well as an option to extend the contract after the base term. The agreement is accounted for as a derivative contract and is recognized at its fair value on the balance sheet. However, the derivative qualifies for regulatory deferral and is recognized with a corresponding regulatory asset or liability depending on whether the fair value is in a loss or gain position. The fair value of the contract at March 31, 2010 and 2009, reflects a loss position of $16.1 million and $8.6 million, respectively. The actual fuel cost will be recognized in purchased power expense in the month of purchase.

The following table summarizes the fair value of the derivative instruments on the balance sheet. All derivative instruments in this table are presented on a gross basis and are calculated prior to the netting of instruments with the same counterparty under a master netting agreement as well as the netting of cash collateral. For financial statement purposes, MGE Energy and MGE have netted instruments with the same counterparty under a master netting agreement as well as the netting of cash collateral.

	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
March 31, 2010 Commodity derivative contracts	Other current assets	$558	Other current liabilities	$4,214
Commodity derivative contracts	Other deferred charges	54	Other deferred liabilities	290
FTRs	Other current assets	141	Other current liabilities	-
Ten-year PPA	N/A	NA	Other deferred liabilities	16,140
December 31, 2009 Commodity derivative contracts	Other current assets	$1,357	Other current liabilities	$1,728
Commodity derivative contracts	Other deferred charges	89	Other deferred liabilities	94
FTRs	Other current assets	649	Other current liabilities	-
Ten-year PPA	N/A	NA	Other deferred liabilities	12,815

The following tables summarize the unrealized and realized losses related to the derivative instruments on the balance sheet and the income statement for the three months ended March 31, 2010 and 2009 (a).

(In thousands)	Current and long-term regulatory asset	Other current assets
Three Months Ended March 31, 2010:
Balance at December 31, 2009	$12,542	$1,334
Change in unrealized loss	8,714	-
Realized loss reclassified to a deferred account	(706)	706
Realized loss reclassified to income statement	(659)	(921)
Balance at March 31, 2010	$19,891	$1,119
Three Months Ended March 31, 2009:
Balance at December 31, 2008	$14,007	$4,466
Change in unrealized loss	18,767	-
Realized loss reclassified to a deferred account	(8,416)	8,416
Realized loss reclassified to income statement	(4,933)	(10,672)
Balance at March 31, 2009	$19,425	$2,210

(In thousands)	Regulated gas revenues	Fuel for electric generation/ purchased power	Cost of gas sold
Realized losses (gains):
Three Months Ended March 31, 2010:
Commodity derivative contracts	$-	$949	$630
FTRs	-	(269)	-
Ten-year PPA	-	-	-
Three Months Ended March 31, 2009:
Commodity derivative contracts	$84	$7,410	$7,519
FTRs	-	592	-
Ten-year PPA	-	-	-

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

The ten-year PPA has a provision that may require MGE to post collateral if MGE's debt rating falls below investment grade (i.e., below BBB-) once MGE begins purchasing energy under the contract in 2012. The amount of collateral that it may be required to post varies from $20.0 million to $40.0 million, depending on MGE's nominated capacity amount. Certain counterparties extend MGE a credit limit. If MGE exceeds these limits, the counterparties may require collateral to be posted. As of March 31, 2010, and December 31, 2009, certain counterparties are in a net liability of less than $0.1 million.

Nonperformance of counterparties to the non-exchange traded derivatives could expose MGE to credit loss. However, MGE enters into transactions only with companies that meet or exceed strict credit guidelines, and it monitors these counterparties on an ongoing basis to mitigate nonperformance risk in its portfolio. As of March 31, 2010, no counterparties have defaulted.

13.

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

MGE reports on a net basis transactions on the MISO and PJM markets in which it buys and sells power within the same hour to meet electric energy delivery requirements. This treatment resulted in a $21.3 million and $20.4 million reduction to sales for resale and purchased power expense for the three months ended March 31, 2010 and 2009, respectively.

14.

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

In December 2008, under a limited reopener, the PSCW authorized MGE to decrease 2009 rates for retail electric customers by 0.74% or $2.7 million, while gas rates remain unchanged from 2008. The decrease in retail electric rates was driven by a decrease in fuel and purchased power costs, a decrease in Elm Road Units costs and a decrease in ATC transmission costs. The PSCW also approved deferred accounting for incremental pension and other postretirement benefit costs above the levels currently included in rates. Pursuant to the provisions of this rate order, the fuel rules bandwidth effective January 1, 2009, was plus or minus 2%.

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

The PSCW authorized an interim fuel credit in May 2009 as a result of decreased actual electric fuel costs. The order was subject to refund with interest at 10.8%. The interim fuel credit resulted in a $4.6 million reduction in customer revenues. In April 2010, PSCW authorized a refund of $0.3 million of overcollected 2009 fuel costs and accrued interest via a one-time credit to be applied to customers' April 2010 bills.

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

c.

Purchased Gas Adjustment Clause.

MGE's natural gas rates are subject to a fuel adjustment clause designed to recover or refund the difference between the actual cost of purchased gas and the amount included in rates. Differences between the amounts billed to customers and the actual costs recoverable are deferred and recovered or refunded in future periods by means of prospective monthly adjustments to rates. At March 31, 2010, and December 31, 2009, MGE had over collected $6.1 million and $7.6 million, respectively. These amounts were recorded in other current liabilities on the Consolidated Balance Sheet.

15.

Fair Value of Financial Instruments - MGE Energy and MGE.

a.

Fair Value of Financial Assets and Liabilities Recorded at the Carrying Amount.

At March 31, 2010, and December 31, 2009, the carrying amount of cash, cash equivalents, and outstanding commercial paper approximates fair market value due to the short maturity of those investments and obligations. The estimated fair market value of MGE's long-term debt is based on quoted market prices at March 31, 2010, and December 31, 2009. The estimated fair market value of MGE Energy's and MGE's financial instruments are as follows:

	March 31, 2010		December 31, 2009
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
MGE Energy
Assets:
Cash and cash equivalents	$10,652	$10,652	$4,704	$4,704
Liabilities:
Short-term debt - bank loans	33,500	33,500	31,000	31,000
Short-term debt - commercial paper	28,000	28,000	33,500	33,500
Long-term debt*	323,222	342,919	323,500	339,557

MGE
Assets:
Cash and cash equivalents	7,945	7,945	2,474	2,474
Liabilities:
Short-term debt - commercial paper	28,000	28,000	33,500	33,500
Long-term debt*	323,222	342,919	273,500	289,557
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

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis for MGE Energy and MGE.

	Fair Value as of March 31, 2010
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Exchange-traded investments	$548	$548	$-	$-
Total Assets	$548	$548	$-	$-
Liabilities:
Derivatives, net (a)	$19,891	$229	$-	$19,662
Deferred compensation	1,378	1,378	-	-
Total Liabilities	$21,269	$1,607	$-	$19,662
MGE
Assets:
Exchange-traded investments	$350	$350	$-	$-
Total Assets	$350	$350	$-	$-
Liabilities:
Derivatives, net (a)	$19,891	$229	$-	$19,662
Deferred compensation	1,378	1,378	-	-
Total Liabilities	$21,269	$1,607	$-	$19,662

(a) These amounts are shown gross and exclude $3.9 million of cash collateral that was netted against net derivative positions with counterparties.

	Fair Value as of December 31, 2009
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Exchange-traded investments	$535	$535	$-	$-
Total Assets	$535	$535	$-	$-
Liabilities:
Derivatives, net (b)	$12,541	$(506)	$-	$13,047
Deferred compensation	1,342	1,342	-	-
Total Liabilities	$13,883	$836	$-	$13,047
MGE
Assets:
Exchange-traded investments	$327	$327	$-	$-
Total Assets	$327	$327	$-	$-
Liabilities:
Derivatives, net (b)	$12,541	$(506)	$-	$13,047
Deferred compensation	1,342	1,342	-	-
Total Liabilities	$13,883	$836	$-	$13,047

(b) These amounts are shown gross and exclude $0.4 million of cash collateral that was netted against net derivative positions with counterparties.

No transfers were made in or out of Level 1 or Level 2 for the three months ended March 31, 2010.

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

The following table summarizes the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for both MGE Energy and MGE.
(In thousands)
Three Months Ended March 31,	2010	2009
Balance as of January 1,	$(13,047)	$(9,219)
Realized and unrealized gains (losses):
Included in regulatory liabilities (assets)	(6,615)	(7,511)
Included in other comprehensive income	-	-
Included in earnings	(655)	(4,934)
Included in current assets	(24)	-
Purchases, sales, issuances, and settlements, net	679	4,934
Transfers in and/or out of Level 3	-	-
Balance as of March 31,	$(19,662)	$(16,730)
Total gains (losses) included in earnings attributed to the change in unrealized gains (losses) related to assets and liabilities held at March 31, (c)	$-	$-

The following table presents total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis during the three months ended March 31, 2010 and 2009, for both MGE Energy and MGE. (c).
(In thousands)	Purchased Power Expense	Cost of Gas Sold Expense	Regulated Gas Revenues
Total gains (losses) included in earnings for the three months ended March 31, 2010	$(630)	$(25)	$-
Total gains (losses) included in earnings for the three months ended March 31, 2009	$(5,098)	$94	$70

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

16.

New Accounting Pronouncements - MGE Energy and MGE.

a.

Consolidation of Variable Interest Entities.

In June 2009, the FASB issued authoritative guidance within the Codification's Consolidation topic regarding variable-interest entities. This guidance included the elimination of the exemption for qualifying special purpose entities, a new approach for determining consolidation of a variable-interest entity and changes to when it is necessary to reassess consolidation of a variable interest entity. This authoritative guidance became effective for interim and annual reporting periods that begin after November 15, 2009. The Company evaluated its VIE's and determined this authoritative guidance did not have any financial impact or impose any additional disclosure requirement.

b.

Transfers and Servicing of Financial Assets.

In June 2009, the FASB issued authoritative guidance within the Codification's Transfers and Servicing topic regarding accounting for transfers of financial assets. This statement removes the concept of a qualifying special-purpose entity from authoritative guidance on accounting for transfers and servicing of financial assets and extinguishments of liabilities. This statement also removes the exception for qualifying special-purpose entities from authoritative guidance on consolidation of variable interest entities. The authoritative guidance became effective for fiscal years ending after November 15, 2009. The Company evaluated its shared savings program under the new guidance and determined this did not have any financial impact or impose any additional disclosure requirement.

c.

Fair Value Measurements and Disclosures.

In January 2010, the FASB issued authoritative guidance within the Codification's Fair Value Measurements and Disclosures topic that provides guidance on additional disclosures about fair value measurements. This authoritative guidance became effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010. The authoritative guidance effective beginning January 1, 2010, did not have any financial impact, but required additional disclosures. See Footnote 15 for additional information. The authoritative guidance effective beginning January 1, 2011 will not have a material financial impact, but will require additional disclosures.

17.

Segment Information - MGE Energy and MGE.

MGE Energy operates in the following business segments: electric utility, gas utility, nonregulated energy, transmission investment, and all other. See MGE Energy's and MGE's 2009 Annual Report on Form 10-K for additional discussion of each of these segments.

The following tables show segment information for MGE Energy's operations for the indicated periods:

MGE Energy (In thousands)	Electric	Gas	Nonregulated Energy	Transmission Investment	All Others	Consolidation/ Elimination Entries	Consolidated Total
Three months ended March 31, 2010
Operating revenues	$81,994	$76,547	$1,102	$-	$-	$-	$159,643
Interdepartmental revenues	110	4,301	7,476	-	-	(11,887)	-
Total operating revenues (loss)	82,104	80,848	8,578	-	-	(11,887)	159,643
Depreciation and amortization	(6,803)	(1,284)	(1,135)	-	-	-	(9,222)
Other operating expenses	(72,406)	(67,978)	(30)	-	(119)	11,887	(128,646)
Operating income (loss)	2,895	11,586	7,413	-	(119)	-	21,775
Other (deductions) income, net	2,049	578	(104)	2,185	13	-	4,721
Interest (expense) income, net	(2,652)	(748)	(687)	-	179	-	(3,908)
Income (loss) before taxes	2,292	11,416	6,622	2,185	73	-	22,588
Income tax (provision) benefit	(298)	(4,501)	(2,616)	(877)	(36)	-	(8,328)
Net income (loss)	$1,994	$6,915	$4,006	$1,308	$37	$-	$14,260

Three months ended March 31, 2009
Operating revenues	$80,127	$98,820	$2,197	$-	$-	$-	$181,144
Interdepartmental revenues	111	2,435	3,722	-	-	(6,268)	-
Total operating revenues (loss)	80,238	101,255	5,919	-	-	(6,268)	181,144
Depreciation and amortization	(7,058)	(2,310)	(686)	-	-	-	(10,054)
Other operating expenses	(69,385)	(83,374)	(34)	-	(229)	6,268	(146,754)
Operating income (loss)	3,795	15,571	5,199	-	(229)	-	24,336
Other income, net	-	-	-	1,981	(2)	-	1,979
Interest (expense) income, net	(2,667)	(752)	(664)	-	694	-	(3,389)
Income (loss) before taxes	1,128	14,819	4,535	1,981	463	-	22,926
Income tax (provision) benefit	658	(5,824)	(1,821)	(795)	(192)	-	(7,974)
Net income (loss)	$1,786	$8,995	$2,714	$1,186	$271	$-	$14,952

The following tables show segment information for MGE's operations for the indicated periods:

MGE (In thousands)	Electric	Gas	Nonregulated Energy	Transmission Investment	Consolidation/ Elimination Entries	Consolidated Total
Three months ended March 31, 2010
Operating revenues	$81,994	$76,547	$1,102	$-	$-	$159,643
Interdepartmental revenues	110	4,301	7,476	-	(11,887)	-
Total operating revenues (loss)	82,104	80,848	8,578	-	(11,887)	159,643
Depreciation and amortization	(6,803)	(1,284)	(1,135)	-	-	(9,222)
Other operating expenses*	(71,864)	(72,242)	(2,646)	-	11,887	(134,865)
Operating income (loss)*	3,437	7,322	4,797	-	-	15,556
Other (deductions) income, net*	1,209	341	(104)	1,308	-	2,754
Interest expense, net	(2,652)	(748)	(687)	-	-	(4,087)
Net income (loss)	1,994	6,915	4,006	1,308	-	14,223
Less: Net income attributable to noncontrolling interest, net of tax	-	-	-	-	(5,096)	(5,096)
Net income (loss) attributable to MGE	$1,994	$6,915	$4,006	$1,308	$(5,096)	$9,127

Three months ended March 31, 2009
Operating revenues	$80,127	$98,820	$2,197	$-	$-	$181,144
Interdepartmental revenues	111	2,435	3,722	-	(6,268)	-
Total operating revenues (loss)	80,238	101,255	5,919	-	(6,268)	181,144
Depreciation and amortization	(7,058)	(2,310)	(686)	-	-	(10,054)
Other operating expenses*	(68,715)	(89,194)	(1,855)	-	6,268	(153,496)
Operating income (loss)*	4,465	9,751	3,378	-	-	17,594
Other income, net*	(12)	(4)	-	1,186	-	1,170
Interest expense, net	(2,667)	(752)	(664)	-	-	(4,083)
Net income (loss)	1,786	8,995	2,714	1,186	-	14,681
Less: Net income attributable to noncontrolling interest, net of tax	-	-	-	-	(3,376)	(3,376)
Net income (loss) attributable to MGE	$1,786	$8,995	$2,714	$1,186	$(3,376)	$11,305

*Amounts are shown net of the related tax expense, consistent with the presentation on the consolidated MGE Income Statement.

18.

Subsequent Events - MGE Energy and MGE.

Rate filing

On April 22, 2010, MGE filed an application with the PSCW requesting a 9.4% increase to electric rates and a 2.0% increase to gas rates. The proposed electric increase will cover costs for MGE's share of the new Elm Road Units, new environmental equipment at Columbia, and transmission reliability enhancements. We have requested that these rates become effective January 1, 2011.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

MGE Energy is an investor-owned public utility holding company operating through subsidiaries in five business segments:

(b)

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

Our nonregulated energy operations own interests in new electric generating capacity that is leased to MGE. The ownership/leasing structure was adopted under applicable state regulatory guidelines for MGE's participation in these generation facilities, consisting principally of a stable return on the equity investment in the new generation facilities over the term of the related leases. The nonregulated energy operations include partial ownership of a cogeneration project on the UW-Madison campus and an undivided 8.33% ownership interest in each of two 615 MW generating units being constructed in Oak Creek, Wisconsin, one of which entered commercial operation on February 2, 2010, and the other of which is expected to enter commercial operation in August 2010. MGE operates the cogeneration project, and a third party operates the units in Oak Creek. Due to the nature of MGE's participation in these facilities, the results of our nonregulated operations are also consolidated into MGE's consolidated financial position and results of operations under applicable accounting standards.

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

•

Credit market conditions, including interest rates and our debt credit rating,

•

Environmental laws and regulations, including pending environmental rule changes,

•

Construction risk in connection with the remaining Elm Road generating unit,

and other factors listed in "Item 1A. Risk Factors" of our 2009 Annual Report on Form 10-K.

For the three months ended March 31, 2010, MGE Energy's earnings were $14.3 million or $0.62 per share compared to $15.0 million or $0.65 per share for the same period in the prior year. MGE's earnings for the three months ended March 31, 2010, were $9.1 million compared to $11.3 million for the same period in the prior year.

MGE Energy's income was derived from our business segments as follows:

(In thousands)	Three Months Ended March 31,
Business Segment:	2010	2009
Electric Utility	$1,994	$1,786
Gas Utility	6,916	8,995
Nonregulated Energy	4,005	2,714
Transmission Investment	1,309	1,186
All Other	36	271
Net Income	$14,260	$14,952

Our net income during the three months ended March 31, 2010, primarily reflects the effects of the following factors:

•

The electric and gas utilities reflect a one-time $2.6 million gain on a sale of property to ATC during March 2010.

•

A 12.2% decrease in gas sales reflecting lower customer demand due to a milder winter. Heating degree days (a measure for determining the impact of weather during the heating season) decreased by 7.9% compared to the prior period. In addition, in 2009, the gas utility received the benefit of $1.9 million from capacity release revenues and commodity savings as a result of GCIM.

•

Higher nonregulated energy revenues are attributable to Elm Road Unit 1 entering commercial operation.

During 2010, the following events occurred:

Elm Road Units: On February 2, 2010, Elm Road Unit 1 entered commercial operation, and Elm Road Unit 2 is expected to enter commercial operation in August 2010. On February 4, 2010, our subsidiary, MGE Power Elm Road, which owns an ownership interest in those Units, issued $50 million of its 5.04% senior secured notes to refinance a portion of the costs of those Units. The proceeds of those notes were used to repay borrowings under MGE Energy's credit facilities.

ATC: MGE Transco contributed $0.5 million for voluntary capital contributions to ATC for the three months ended March 31, 2010.

2011 Rate Filing: On April 22, 2010, MGE filed an application with the PSCW requesting a 9.4% increase to electric rates and a 2.0% increase to gas rates. The proposed electric increase cover costs for MGE's share of the Elm Road Units, new environmental equipment at Columbia, and transmission reliability enhancements. We have requested that these rates become effective January 1, 2011.

In 2010, several items may affect us, including:

General economic conditions: Economic conditions both inside and outside our service area are expected to continue to affect the level of demand for our utility services and may affect the collection of our accounts receivable and the creditworthiness of counterparties with whom we do business. We have in place lines of credit aggregating $175 million for MGE Energy (including MGE) and $55 million for MGE to address our liquidity needs.

Smart Grid Investment Grant: MGE has been awarded a $5.5 million grant for smart grid technology from the U.S. Department of Energy (DOE) under the federal stimulus program. The DOE grant requires MGE to match 50%, bringing the total cost to more than $11 million. The projects are expected to begin in 2010. As of March 31, 2010, no costs have been incurred related to these projects.

Elm Road Unit: Elm Road Unit 2 is expected to enter commercial operation in August 2010.

Environmental Initiatives: There is proposed legislation, rules and initiatives involving matters related to air emissions, water effluent and greenhouse gases, all of which affect generation plant capital expenditures and operating costs as well as future operational planning. Such legislation and rulemaking could significantly affect the costs of owning and operating fossil-fueled generating plants, such as Columbia and Elm Road, from which we derive approximately 34% of our electricity generating capacity. We would expect to seek recovery of any such costs in rates; however, it is difficult to estimate the amount of such costs due to the uncertainty as to the timing and form of the legislation and rules, and the scope and time of the recovery of costs in rates.

The following discussion is based on the business segments as discussed in Footnote 17.

Three Months Ended March 31, 2010 and 2009

Electric Utility Operations - MGE Energy and MGE

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the periods indicated:

	Revenues			Sales (kWh)
(In thousands)	Three Months Ended March 31,			Three Months Ended March 31,
	2010	2009	% Change	2010	2009	% Change
Residential	$29,181	$27,936	4.5%	203,065	209,070	(2.9)%
Commercial	42,709	39,919	7.0%	424,812	436,768	(2.7)%
Industrial	4,363	3,437	26.9%	58,636	57,652	1.7%
Other - retail/municipal	7,316	6,255	17.0%	87,425	86,840	0.7%
Total retail	83,569	77,547	7.8%	773,938	790,330	(2.1)%
Sales for resale	469	460	2.0%	5,481	3,045	80.0%
Other revenues	(2,044)	2,120	(196.4)%	-	-	-
Total	$81,994	$80,127	2.3%	779,419	793,375	(1.8)%

Electric operating revenues increased $1.9 million or 2.3% for the three months ended March 31, 2010, due to the following:
(In millions)
Three months ended March 31, 2010
Volume	$(1.8)
Rate changes	2.3
Fuel refund (2009)	5.5
Other revenues	(4.1)
Total	$1.9

•

Volume. During the three months ended March 31, 2010, there was an 2.1% decrease in total retail sales volumes compared to the same period in the prior year.

•

Rates changes. Rates charged to retail customers for the three months ended March 31, 2010, were 2.8% or $2.3 million higher than those charged during the same period in the prior year.

In December 2009, the PSCW authorized MGE to increase 2010 rates for retail electric customers by 3.3% or $11.9 million, while gas rates decreased 0.74% or $1.5 million. The increase in retail electric rates is driven by costs for MGE's share of the Elm Road Units and transmission reliability enhancements. Pursuant to the provisions of this rate order, the fuel rules bandwidth effective January 1, 2010, will be plus or minus 2%. Authorized return on common stock equity was set at 10.4% based on a 55.3% utility common equity.

•

Fuel Refund. As a result of lower than expected fuel and purchased power costs in 2008, a fuel refund was approved. The PSCW issued a final order approving the refund amount of $5.5 million, which was applied to customers' accounts in March 2009. This was a one-time refund that reduced revenues for the three months ended March 31, 2009.

•

Other revenues. Other electric revenues decreased $4.1 million for the three months ended March 31, 2010, compared to the same period in the prior year.

During the three months ended March 31, 2009, MGE recorded $5.5 million in other electric revenues to offset the impact of the 2008 fuel refund. Offsetting this adjustment, as a result of lower than expected fuel costs pertaining to 2009, a $1.1 million projected refund was accrued as of March 31, 2009.

Other electric revenues reflect the elimination of WCCF and Elm Road carrying costs that were collected in electric rates, which are recognized as nonregulated energy operating revenues in our Nonregulated Energy Operations segment. The amount eliminated was $1.7 million and $2.7 million for the three months ended March 31, 2010 and 2009, respectively.

During the three months ended March 31, 2010, MGE began recovering in electric rates the costs associated with the lease payments for Elm Road Unit 2. These amounts have been deferred on MGE's balance sheet until the lease term commences. At March 31, 2010, a $0.7 million reduction to other revenues was recorded to defer these revenues. This amount is reflected as a regulatory liability on the consolidated balance sheet.

Electric fuel and purchased power

Purchased power expense decreased by $3.6 million or 14.3% during the three months ended March 31, 2010, compared to the same period in the prior year. This decrease in expense reflects a $1.8 million or 7.5% decrease in the volume of power purchased and a $1.8 million or 7.3% decrease in the per-unit cost of purchased power. The decrease in purchased power expense is driven by Elm Road Unit 1 becoming operational in February 2010.

The expense for fuel for electric generation decreased $1.0 million or 9.8% during the three months ended March 31, 2010, compared to the same period in the prior year, reflecting the lower electric generation.

Electric operating and maintenance expenses

Electric operating and maintenance expenses increased $3.9 million during the three months ended March 31, 2010, compared to the same period in 2009. The following changes contributed to the net change:
(In millions)
Three months ended March 31, 2010
Increased administrative and general costs	$1.7
Increased transmission costs	1.2
Increased production costs	0.7
Increased distribution expenses	0.3
Total	$3.9

For the three months ended March 31, 2010, increased administrative and general costs were due to increased pension costs and the amortization of deferred pension expenses from 2009. Transmission costs increased primarily due to network service fees pertaining to ATC. In addition, production costs increased due to Elm Road Unit 1 becoming operational in February 2010.

Gas Utility Operations - MGE Energy and MGE

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class during each of the periods indicated:
	Revenues			Therms Delivered
(In thousands, except HDD and average rate per therm of retail customer)	Three Months Ended March 31,			Three Months Ended March 31,
	2010	2009	% Change	2010	2009	% Change
Residential	$44,051	$54,700	(19.5)%	41,713	46,540	(10.4)%
Commercial/industrial	31,484	41,075	(23.3)%	39,373	45,774	(14.0)%
Total retail	75,535	95,775	(21.1)%	81,086	92,314	(12.2)%
Gas transportation	773	969	(20.2)%	11,631	12,992	(10.5)%
Other revenues	239	2,076	(88.5)%	-	-	-
Total	$76,547	$98,820	(22.5)%	92,717	105,306	(12.0)%
Heating degree days (normal 3,482)				3,455	3,753	(7.9)%
Average rate per therm of retail customer	$0.932	$1.037	(10.1)%

Gas revenues decreased $22.3 million or 22.5% for the three months ended March 31, 2010. These changes are related to the following factors:
(In millions)
Three months ended March 31, 2010
Gas costs/rates	$(9.8)
Gas deliveries	(10.5)
Transportation and other effects	(2.0)
Total	$(22.3)

•

Gas costs/rates. The average retail rate per therm for the three months ended March 31, 2010, decreased 10.1% compared to the same period in 2009 as a result significantly lower natural gas costs.

•

Retail gas deliveries. For the three months ended March 31, 2010, retail gas deliveries decreased 12.2% compared to the prior period as a result of milder weather.

•

Transportation and other revenues. Transportation and other revenues decreased a total of $2.0 million primarily due to the impact of the MGE GCIM in 2009.

Under MGE's GCIM, if actual gas commodity savings and capacity release revenues are above or below a benchmark set by the PSCW, then MGE's gas sales service customers and shareholders share in any increased costs or savings per percentages set by the PSCW. For the three months ended March 31, 2010, shareholders did not receive a benefit from capacity release revenues and commodity savings under the GCIM compared to a $1.9 million benefit received for the three months ended March 31, 2009.

Cost of gas sold

For the three months ended March 31, 2010, cost of gas sold decreased by $17.6 million, compared to the same period in the prior year. The cost per therm of natural gas decreased 14.7%, which resulted in $9.1 million of reduced expense. In addition, a 12.2% decrease in the volume of gas purchased resulted in $8.5 million of reduced expense.

Gas operating and maintenance expenses

Gas operating and maintenance expenses increased $0.4 million for the three months ended March 31, 2010, compared to the same period a year ago. The following changes contributed to the net change:

(In millions)
Three months ended March 31, 2010
Increased administrative and general costs	$1.0
Decreased customer service	(0.1)
Decreased customer accounts	(0.5)
Total	$0.4

For the three months ended March 31, 2010, increased administrative and general costs were due to increased pension costs and the amortization of deferred pension expenses from 2009. Customer accounts decreased due to lower uncollectible accounts expense.

Other Income, Net

For the three months ended March 31, 2010, other income, net for the electric and gas segments increased by $2.6 million, compared to the same period in the prior year. This increase is due to a one-time $2.6 million gain on a sale of property to ATC during March 2010.

Nonregulated Energy Operations - MGE Energy and MGE

Nonregulated energy operating revenues

Operating revenues from nonregulated energy operations increased $2.7 million for the three months ended March 31, 2010, when compared to the same period in the prior year, reflecting the delivery of, and commencement of commercial operations at, Elm Road Unit 1 in February 2010. Operating revenues from nonregulated energy operations for the three months ended March 31, 2010 and 2009, was $7.5 million and $3.7 million, respectively, related to leasing arrangements between MGE and MGE Power West Campus and MGE and MGE Power Elm Road. The increase largely reflects the commencement of lease payments on Elm Road Unit 1. Upon consolidation, these interdepartmental revenues are eliminated.

MGE also received approval from the PSCW to collect carrying costs expected to be incurred by MGE Power Elm Road during construction of the Elm Road Units. MGE estimates that the total carrying costs on the Elm Road Units will be approximately $59.0 million. A portion of this amount is being recognized over the period recovered in rates and a portion is being deferred and will be recognized over the period in which the facility is depreciated. See Footnote 6.c. for additional information regarding these carrying charges. For the three months ended March 31, 2010 and 2009, MGE Power Elm Road recognized $1.8 million and $2.0 million, respectively, related to carrying costs on the Elm Road Units.

Nonregulated energy interest expense, net

For both the three months ended March 31, 2010 and 2009, interest expense, net at the nonregulated energy operations segment was $0.7 million. Interest expense at the nonregulated energy segment for both the three months ended March 31, 2010 and 2009, includes $0.7 million in interest expense incurred on $50 million of long-term, fixed-rate borrowings at MGE Power West Campus and $50 million of long-term, fixed-rate borrowings at MGE Power Elm Road.

Also included in the nonregulated interest expense is interdepartmental interest expense and capitalized interest at MGE Power Elm Road. During the three months ended March 31, 2010 and 2009, MGE Power Elm Road was charged $0.7 million and $0.9 million, respectively, in interest expense by Corporate on funds borrowed for the Elm Road project. This expense is eliminated upon consolidation for MGE Energy only. During the three months ended March 31, 2010 and 2009, the interest expense at MGE Power Elm Road is offset by $0.7 million and $0.9 million, respectively, in capitalized interest.

During both the three months ended March 31, 2010 and 2009, MGE Power Elm Road recorded less than $0.1 million in interest income on cash advanced to ERS for construction of transmission equipment and work done by ATC related to the Elm Road Units.

Transmission Investment Operations - MGE Energy and MGE

Transmission investment other income

For the three months ended March 31, 2010 and 2009, other income at the transmission investment segment was $2.2 million and $2.0 million, respectively. The transmission investment segment holds our interest in ATC, and its income reflects our equity in the earnings of ATC.

All Other Nonregulated Operations - MGE Energy

All other interest income, net

All other interest income, net for both the three months ended March 31, 2010 and 2009, was $0.2 million and $0.7 million, respectively. Interest income for the three months ended March 31, 2010, represents $0.3 million in interdepartmental interest income from MGE Power Elm Road, partially offset by $0.1 million in interest expense on short-term debt. Interest income for the three months ended March 31, 2009, represents $0.9 million in interdepartmental interest income from MGE Power Elm Road, partially offset by $0.2 million in interest expense on short-term debt. The interdepartmental interest income is eliminated upon consolidation.

Consolidated Income Taxes

MGE Energy's effective income tax rates for the three months ended March 31, 2010, is 36.9% compared to 34.8% for the same period in 2009 and MGE's effective income tax rate for the three months ended March 31, 2010, is 36.8% compared to 34.6% for the same period in 2009. The increase in effective tax rate percentages is primarily attributable to an expected lower domestic manufacturing deduction and wind energy production tax credit for 2010 compared to 2009.

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

For the three months ended March 31, 2010, MGE Energy (through its wholly owned subsidiary MGE Power) earned $1.9 million and $2.8 million, net of tax, for its interest in MGE Power West Campus and MGE Power Elm Road, respectively. Additionally, MGE Energy earned $0.5 million, net of tax, for its interest in MGE Transco for the three months ended March 31, 2010. These amounts are recorded as noncontrolling interest expense, net of tax, on MGE's consolidated statement of income.

For the three months ended March 31, 2009, MGE Energy (through its wholly owned subsidiary MGE Power) had earned $1.9 million and $1.2 million, net of tax, for its interest in MGE Power West Campus and MGE Power Elm Road, respectively. Additionally, MGE Energy had earned $0.3 million, net of tax, for its interest in MGE Transco for the three months ended March 31, 2009. These amounts are recorded as noncontrolling interest expense, net of tax, on MGE's consolidated statement of income.

Contractual Obligations and Commercial Commitments - MGE Energy and MGE

There were no material changes, other than from the normal course of business, to MGE Energy's and MGE's contractual obligations (representing cash obligations that are considered to be firm commitments) and commercial commitments (representing commitments triggered by future events) during the three months ended March 31, 2010, except as noted below. Further discussion of the contractual obligations and commercial commitments is included in Footnote 9 of this filing and Footnote 18 and "Contractual Obligations and Commercial Commitments for MGE Energy and MGE" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in MGE Energy's and MGE's 2009 Annual Report on Form 10-K.

Columbia Environmental Matters - MGE Energy and MGE

As of March 31, 2010, MGE's share of various contractual commitments with vendors for environmental expenditures at Columbia is estimated to be $0.2 million for the remainder of 2010. These costs are expected to be capitalized and included in the consolidated balance sheet of MGE. See "Environmental Matters - Columbia" below for additional information regarding expected environmental expenditures at Columbia.

Secured Debt – MGE Energy and MGE

On February 4, 2010, MGE Power Elm Road issued $50 million of 5.04% senior secured notes due February 3, 2040. MGE used the net proceeds from the sale of notes to repay existing short-term indebtedness at MGE Energy, consisting of bank loans, which were used to finance a portion of the construction of the Elm Road Units. The notes provide for monthly principal and interest payments, commencing on February 25, 2010, and continuing until maturity. The principal payments are level over the life of the notes, for an effective average life of 15 years. The Note Purchase Agreement requires MGE Power Elm Road to maintain a projected debt service coverage ratio at the end of any calendar quarter of not less than 1.25 to 1.00 for the trailing 12-month period. As of March 31, 2010, MGE Power Elm Road is in compliance with the covenant requirements.

Credit Facilities - MGE Energy and MGE

On March 30, 2010, MGE's existing credit agreement dated March 31, 2009, which provides MGE with a $20 million committed credit facility, expired. MGE's lines of credit are used as backup to MGE's commercial paper. MGE's outstanding commercial paper balance has declined from year end; therefore, the additional line of credit was not needed. Both MGE and MGE Energy will be renewing their lines of credit in the late second quarter or early third quarter.

Liquidity and Capital Resources

Cash Flows

The following summarizes cash flows during the three months ended March 31, 2010 and 2009, respectively:
	MGE Energy		MGE
(In thousands)	2010	2009	2010	2009
Cash provided by/(used for):
Operating activities	$30,008	$49,832	$27,220	$49,166
Investing activities	(12,268)	(18,538)	(12,227)	(18,544)
Financing activities	(11,792)	(29,400)	(9,522)	(28,998)

Cash Provided by Operating Activities

MGE Energy

MGE Energy's consolidated net cash provided by operating activities is derived mainly from the electric and gas operations of its principal subsidiary, MGE.

Cash provided by operating activities for the three months ended March 31, 2010, was $30.0 million, a decrease of $19.8 million when compared to the same period in the prior year primarily due to working capital changes.

Working capital accounts resulted in $12.1 million in cash provided by operating activities for the three months ended March 31, 2010, primarily due to decreased prepaid taxes (due to tax depreciation differences) and decreased unbilled revenues, partially offset by decreased accounts payable and increased accounts receivable. Working capital accounts resulted in $26.1 million in cash provided by operating activities for the three months ended March 31, 2009, primarily due to decreased inventories (due to lower natural gas costs) and decreased unbilled revenues, partially offset by decreased accounts payable.

MGE Energy's net income decreased $0.7 million for the three months ended March 31, 2010, when compared to the same period in the prior year.

Pension contribution resulted in an additional $2.1 million in cash used by operating activities for the three months ended March 31, 2010, when compared to the same period in the prior year. These contributions were made to comply with the Employee Retirement Income Security Act (ERISA) and the Pension Protection Act of 2006, and additional contributions were at management's discretion.

MGE

Cash provided by operating activities for the three months ended March 31, 2010, was $27.2 million, a decrease of $21.9 million when compared to the same period in the prior year primarily due to working capital changes.

Working capital accounts resulted in $9.4 million in cash provided by operating activities for the three months ended March 31, 2010, primarily due to decreased prepaid taxes (due to tax depreciation differences), decreased unbilled revenues and increased accrued taxes, partially offset by decreased accounts payable and increased accounts receivable. Working capital accounts resulted in $25.7 million in cash provided by operating activities for the three months ended March 31, 2009, primarily due to decreased inventories (due to lower natural gas costs), decreased unbilled revenues, and increased accrued taxes, partially offset by decreased accounts payable.

Net income decreased $0.5 million for the three months ended March 31, 2010, when compared to the same period in the prior year.

Pension contribution resulted in an additional $2.1 million in cash used by operating activities for the three months ended March 31, 2010, when compared to the same period in the prior year. These contributions were made to comply with ERISA and the Pension Protection Act of 2006, and additional contributions were at management's discretion.

Cash Used for Investing Activities

MGE Energy

MGE Energy's cash used for investing activities decreased $6.3 million for the three months ended March 31, 2010, when compared to the same period in the prior year.

Capital expenditures for the three months ended March 31, 2010, were $14.4 million. This amount represents a $4.2 million decrease from the expenditures made in the same period in the prior year. This decrease is related to decreased construction activity of $5.4 million in other utility capital expenditures and a decrease of $0.8 million related to the Top of Iowa III wind generation project. These decreases were partially offset by an increase of $2.0 million related to the Elm Road Units.

Additionally, proceeds of $2.7 million were received for a one time sale of property to ATC in March 2010.

MGE

MGE's cash used for investing activities decreased $6.3 million for the three months ended March 31, 2010, when compared to the same period in the prior year.

Capital expenditures for the three months ended March 31, 2010, were $14.4 million. This amount represents a $4.2 million decrease from the expenditures made in the same period in the prior year. This decrease is related to decreased construction activity of $5.4 million in other utility capital expenditures and a decrease of $0.8 million related to the Top of Iowa III wind generation project. These decreases were partially offset by an increase of $2.0 million related to the Elm Road Units.

Additionally, proceeds of $2.7 million were received for a one time sale of property to ATC in March 2010.

Cash Used for Financing Activities

MGE Energy

Cash used for MGE Energy's financing activities was $11.8 million for the three months ended March 31, 2010, compared to $29.4 million of cash used for MGE Energy's financing activities for the three months ended March 31, 2009.

MGE Energy received $4.4 million in cash proceeds as the result of stock issued pursuant to the Stock Plan during the three months ended March 31, 2009. No proceeds were received in 2010.

As of June 1, 2009, MGE Energy began purchasing stock in the open market for its Stock Plan rather than issuing new shares. All MGE Energy common stock shares under the Stock Plan are sold pursuant to a registration statement that has been filed with the SEC and is currently effective.

For the three months ended March 31, 2010, dividends paid were $8.5 million compared to $8.3 million for same period in the prior year. This increase was a result of higher dividends per share ($0.368 vs. $0.362) and an increase in the number of shares outstanding.

For the three months ended March 31, 2010, net short-term debt repayments were $3.0 million compared to $25.5 million for the same period in the prior year.

MGE

During the three months ended March 31, 2010, cash used for MGE's financing activities was $9.5 million compared to $29.0 million of cash used for MGE's financing activities in the same period in the prior year.

For the three months ended March 31, 2010, net short-term debt repayments were $5.5 million compared to $27.5 million for the same period in the prior year.

Dividends paid from MGE to MGE Energy were $6.5 million for the three months ended March 31, 2010. No cash dividends were paid from MGE to MGE Energy for the three months ended March 31, 2009.

Distributions to parent from noncontrolling interest increased $41.2 million as a result of a long-term debt financing by MGE Power Elm Road. The proceeds from the financing were used to repay MGE Energy, which had been using its short-term credit facilities to help finance the Elm Road Units.

In addition, for the three months ended March 31, 2010, affiliate financing of the Elm Road Units decreased by $4.2 million and MGE Power Elm Road issued $50.0 million of long-term debt.

Capitalization Ratios

MGE Energy's capitalization ratios were as follows:

	MGE Energy
	March 31, 2010	December 31, 2009
Common shareholders' equity	56.9%	56.4%
Long-term debt*	36.2%	36.3%
Short-term debt	6.9%	7.3%
* Includes the current portion of long-term debt.

MGE Energy's and MGE's Capital Requirements

MGE Energy's and MGE's liquidity are primarily affected by their capital requirements. During the three months ended March 31, 2010, capital expenditures for MGE Energy and MGE totaled $14.4 million, which included $8.2 million of capital expenditures for utility operations and $6.2 million of capital expenditures for the Elm Road Units.

The following table shows MGE's current credit ratings. The ratings presented reflect the current views of these rating agencies and are subject to change. MGE Energy is not yet rated because it has not issued any debt securities.

	Standard & Poor's	Moody's
Secured	AA-	Aa2
Unsecured	AA-	A1
Commercial Paper	A1+	P1

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

On March 26, 2010, Moody's Investors Service downgraded the senior unsecured rating of MGE to A1 from Aa3. Moody's affirmed MGE's Aa2 senior secured and Prime-1 short-term ratings. These rating actions conclude the review for possible downgrade that commenced on December 18, 2009. MGE's rating outlook is stable. Moody's cited that the rating action was driven by MGE's weakened credit profile due primarily to an increase in leverage needed to fund the utility's sizeable capital expenditure program. Moody's explained that given the outcome of MGE's last rate case in December 2009 and the company's plans to fund the remainder of its rather nondiscretionary capital expenditure program, MGE will continue to report financial metrics that are more commensurate with the A rating category. MGE is still among the highest rated vertically integrated utilities in the nation by Moody's.

A security rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. MGE's access to the capital markets, including the commercial paper market and its financing costs in those markets, is dependent on its securities' ratings. None of MGE's borrowings are subject to default or prepayment due to downgrading of securities' ratings, although such a down grading could increase fees and interest charges under MGE Energy's and MGE's credit facilities.

Environmental Matters

The following discussion is limited to updates or developments in environmental matters that occurred during the three months ended March 31, 2010. Further discussion of environmental matters is included in MGE Energy's and MGE's 2009 Annual Report on Form 10-K.

Columbia

MGE and two other utilities jointly own Columbia, a coal-fired generating facility, which accounts for 225 MW (28%) of MGE's net generating capability. Based upon current available information, compliance with various environmental requirements and initiatives is expected to result in significant additional operating and capital expenditures at Columbia and may affect those expenditures at other MGE generating facilities. In April 2009, the Columbia owners requested authorization from the PSCW for an emissions reduction project as a result of an environmental initiative. The operator's current estimates show that MGE's share of the capital expenditures required to comply with this project will be approximately $140 million. According to the current estimate, this project is expected to result in an increase to Columbia's ongoing operating expenses. MGE expects that the costs pertaining to this project will be fully recoverable through rates.

Title V Operating Permit Petition

In September 2008, the WDNR issued a Title V renewal operating permit to WPL (the operator and permit holder) for Columbia. WPL is the plant operator and permit holder, and owns 46.2% of Columbia. Wisconsin Public Service Corporation (WPSC) owns a 31.8% interest, and MGE owns a 22% interest in Columbia. A citizen group petitioned the EPA to object to the issuance of the permit renewal. In October 2009, the EPA issued an order granting in part and denying in part the petition and sent the operating permit back to the WDNR for further review based on the EPA order. The EPA order gave the WDNR 90 days to address the objections and take action on the September 2008 operating permit. On March 22, 2010, the WDNR gave notice to WPL that they intend to initiate an operating permit revision in response to the EPA's order. MGE is unable to predict what changes the WDNR may make to the permit or the timing of those changes.

Notice of Intent/Notice of Violation

In October 2009, the Sierra Club provided notice of its intent to file a civil lawsuit (NOI) against the owners and operator of Columbia for alleged violations of the Clean Air Act (CAA). Among other things, this notice alleges the failure to obtain necessary air permits and implement necessary emission controls associated with activities undertaken at Columbia from approximately 2000 through 2005.

In December 2009, the EPA sent a Notice of Violation (NOV) to the owners and operator of Columbia. The NOV alleges that the owners and operator failed to comply with appropriate pre-construction review and permitting requirements of the New Source Review (NSR) program, and as a result violated the PSD program requirements, Title V Operating Permit requirements of the CAA and the Wisconsin State Implementation Plan (SIP).

If the EPA and/or Sierra Club successfully prove their claims, MGE may, under the applicable statutes, be required to pay civil penalties in amounts of up to $37,500 per day (for all joint owners) for each violation and/or complete actions for injunctive relief. In response to similar EPA CAA enforcement initiatives, certain utilities have elected to settle with the EPA, while others are in litigation. Provisions contained in settlements or court-ordered remedies for other utilities with similar alleged violations required, for example, the installation of pollution control technology, changed operating conditions (including use of alternative fuels, caps on emissions, retirement of generating units), other supplemental environmental projects, and payment of stipulated fines. Should similar remedies be required for final resolution of these matters at Columbia, MGE would incur additional capital and operating expenditures.

WPL, the plant operator and permit holder, has informed MGE that it is in the process of evaluating the allegations and is unable to predict their impact on Columbia's finances or operations at this time, but believes that an adverse outcome could be significant. WPL has also informed MGE that the current intent is to defend against these actions because WPL believes the projects in question were routine or not projected to increase emissions and therefore did not violate the permitting requirements of the CAA. Nevertheless, the owners are actively exploring settlement options with the EPA and the Sierra Club while simultaneously defending against these allegations. MGE has not recognized any related loss contingency amounts as of March 31, 2010.

Air quality

Air quality regulations promulgated by the EPA and the WDNR in accordance with the CAA and the Clean Air Act Amendments of 1990 impose restrictions on emission of particulates, sulfur dioxide (SO2) nitrogen oxides (NOx) and other pollutants and require permits for operation of emission sources. These permits have been obtained by MGE and must be renewed periodically. Various initiatives, including the Clean Air Interstate Rule (CAIR), maximum achievable control technology (MACT) standards, new source performance standards (NSPS) and the Clean Air Visibility Rule (also known as the Regional Haze Rule), as well as state mercury emissions limits, are expected to result in additional operating and capital expenditure costs for electric generating units.

National Ambient Air Quality Standards

Ozone NAAQS

On January 6, 2010, the EPA published a proposed rule reconsidering the March 12, 2008 8-hour ozone standard. In this proposed rule, the EPA states their intent to revise both the primary (set for protection of public health) and secondary (set for protection of public welfare and environment) ozone standards and indicates that they will set an 8-hour ambient ozone standard between 0.060 – 0.070 parts per million (ppm). The EPA further indicates that they will set a secondary standard of 7 – 15 ppm-hours measured on a weighted average over a three-month period during the ozone season. These proposed standards have the potential to put several counties in Wisconsin, including ones where MGE has electric generation, in nonattainment. A nonattainment designation may increase capital or operating costs at MGE facilities. A final rule is expected in August 2010, with designation recommendations due to the EPA by January 2011 based on 2008 through 2010 monitoring data.

Nitrogen Dioxide NAAQS

On January 22, 2010, the EPA revised its primary Nitrogen Dioxide (NO2) NAAQS. The current annual primary NO2 standard remains, while a one-hour 100 parts per billion (ppb) standard has been added that focuses on near-roadway exposures to NO2. The EPA expects the states to submit initial recommendations for nonattainment areas by January 2011 using 2008-2010 data. The EPA plans to make final attainment and nonattainment designations by January 2012. The EPA has not changed the secondary NAAQS for NO2, but intends to address potential changes as part of a secondary review. It is unclear at this time how MGE's power plants would be affected by this proposed revision. As of April 12, 2010, any facility's permit renewal or revision application will need to model potential emissions of NO2. Failure to meet thresholds may require a permit applicant to incur capital or operational costs. MGE's Blount permit renewal is due in the fall of 2010 and MGE will be conducting this NO2 modeling as part of this renewal process.

Global climate change

MGE produces GHG emissions, primarily from the fossil fuel generating facilities it utilizes to meet customers' energy needs, as well as from its natural gas pipeline system and fleet vehicles. Climate change and the regulatory response to it could significantly affect our operations in a number of ways, including increased operating costs and capital expenditures, restrictions on energy supply options, permitting difficulties and emission limits. However, the financial consequences of this compliance cannot be determined until final legislation and/or regulations are passed. MGE management would expect to seek and receive rate recovery of such compliance costs, yet the probability and specific impact of such regulation cannot be reasonably estimated at this time. MGE will continue to monitor proposed climate change legislation and regulation.

MGE is already addressing GHG emissions through voluntary actions.

EPA's Determination of Endangerment from Greenhouse Gases

On December 15, 2009, the EPA finalized a finding that six greenhouse gases (GHGs), when emitted from new motor vehicles and new motor vehicle engines, contribute to greenhouse gas air pollution and endanger public health and welfare under CAA Section 202(a). This endangerment finding allowed for the creation of emission standards of GHGs from mobile sources, which were finalized by the EPA on March 31, 2010. Now that GHG emissions are regulated under the Clean Air Act, stationary source emissions of GHGs may be regulated as well, such as from electric generating utilities. MGE is already addressing its GHGs through voluntary actions, and MGE will continue to monitor proposed GHG legislation and regulatory developments.

EPA's Proposed Prevention of Significant Deterioration and Title V Greenhouse Gas Tailoring Rule

On September 30, 2009, the EPA proposed to set a significance level for GHGs under the Prevention of Significant Deterioration (PSD) and Title V programs of the Clean Air Act. These programs apply to electric generating units. In the rule proposal, the EPA explains that setting these significance levels is necessary because the EPA has promulgated regulations that will trigger PSD and Title V applicability requirements for GHGs for electric generating sources (among other sources). Based on the significance levels originally proposed by the EPA, MGE has several electric generating units and other stationary combustion units that would be covered. Secretary Jackson, of the EPA has published a letter explaining its intentions for regulating GHGs under the PSD program. In the letter, she clarifies that permit requirements for large stationary sources would be phased in beginning in 2011. In the first half of 2011, only facilities already required to apply for a permit would need to address GHG emissions in their permit applications. In the latter half of 2011, other large sources would be required to include GHG emissions in their permits. The significance level is expected to be higher than what the EPA originally proposed, but the exact level is unknown at this time, therefore, it is unknown how MGE facilities would be affected. The potential affects or cost of these proposed regulations on MGE are uncertain at this time.

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

The State of Wisconsin continues to consider GHG reductions through the implementation of recommendations made by Governor Doyle's Global Warming Task Force (July 2008 report). MGE participated as an active member of the Task Force. A number of state administrative proceedings have been commenced to implement some of the recommendations. Proposed Wisconsin legislation, known as "the Clean Energy Jobs Act," was introduced to address some of the recommendations, including increases in energy efficiency efforts and renewable energy portfolio standards, but the bill was not enacted. See Part I, Item 1. Business, "Environmental – Global Climate Change" in our 2009 Form 10-K annual report for additional information regarding the Task Force recommendations and the proposed legislation.

In addition, Wisconsin signed on to the Midwestern GHG Reduction Accord – an accord designed to develop a Midwestern GHG reduction program. Actions taken to adopt the Accord provisions in Wisconsin would require additional implementing action within the state.

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

Proposed Thermal Discharge Rules

The WDNR is promulgating revised rules to regulate thermal effluent discharges from point sources in Wisconsin. The Wisconsin Natural Resources Board adopted these rules on January 27, 2010, and they are currently under legislative review. The proposed rules apply strict standards for thermal discharges into inland lakes, streams, rivers, and the Great Lakes. While dischargers can apply for variances, MGE may incur additional capital expenditures, such as equipment upgrades at Blount and Columbia, if the variances are not granted. Costs at Blount have not been fully determined, however, capital expenditures may include cooling towers, which in past analyses have been shown to be cost prohibitive. Potential costs at Columbia have not been determined at this time. Based on initial reviews of the current revised rules, we do not expect the Elm Road Units to be effected by these rules.

WPDES Phosphorus Nutrient Standards

The WDNR is in the process of developing water quality standards for phosphorus in streams, rivers, and inland lakes, including effluent limitations for dischargers. According to the draft rules, effluent limitations for dischargers of phosphorus will be calculated based on the applicable phosphorus criteria of the receiving water, and will be concentration and mass based. Blount and WCCF both currently discharge phosphorus under their WPDES permits, and it is likely both facilities will have additional or more stringent phosphorus limitations added to their permits. It is unknown what the limitations may be at this time, as the WDNR will calculate the limits based on the status of the receiving water and will take into account all dischargers of phosphorus into each receiving water before setting individual permit limits. A public hearing is expected to be held by May 2010, with final approval of the rules in August 2010. The Blount WPDES permit renewal application is due fall of 2010, and may require the inclusion of the new phosphorus limits if the rules are finalized. Given the uncertainties associated with these proceedings and the time required for their resolution, we cannot predict the eventual outcome of the proceedings or estimate the effect that compliance with developing water quality standards will have on the operation of our generating facilities and our future results of operations, cash flows and financial position.

WPDES Mercury Discharge Limit

WPDES permit holders in certain industries, including coal-fired electric power plants, are required to meet mercury effluent limits. If permit holders do not meet the mercury limits then they must apply for a variance as part of their next permit renewal with the WDNR. MGE will be applying for a variance for Blount as part of its permit renewal, which is due fall of 2010. If the variance is not approved MGE may have operational or capital costs associated with meeting the mercury effluent limits when the permit is renewed (in the spring of 2011). Given the uncertainties associated with these proceedings and the time required for their resolution, we cannot predict the eventual outcome of the proceedings or estimate the effect that compliance with developing mercury limits will have on the operation of our generating facilities and our future results of operations, cash flows and financial position.

Solid waste

Potential Regulation of Coal Combustion Byproducts

MGE has been reviewing legislative and regulatory initiatives associated with ash storage and disposal, including potential regulations or legislation that may require new or additional monitoring of storage sites, may re-classify ash waste, and may regulate ash storage site structural design. Given the uncertainty surrounding these initiatives, it is not possible to estimate the potential costs associated with the implementation of any of these initiatives at this time. The EPA has provided a pre-proposal for regulating coal combustion byproducts from the electric generating sector. The EPA has further indicated that they intend to provide a proposed rule for the regulation of coal combustion byproducts in the first half of 2010.

Hazardous Materials

On April 7, 2010, the EPA published an Advanced Notice of Proposed Rulemaking (ANPR) for the additional regulation of polychlorinated biphenyls (PCBs). The EPA has indicated that they intend to reassess the use, distribution, marking, and storage for reuse of liquid PCBs in electric and nonelectric equipment. The rule developed as a result of this ANPR may require a phase-out of PCBs in electrical and nonelectrical equipment. MGE has electrical equipment that contains liquid PCBs so any rule that is developed has a potential to affect our capital or operational cost. We will not know the extent, however, until any rule is finalized.

Blount Station

In 2006, MGE announced a plan, subject to certain conditions, that includes discontinuing coal use by the end of 2011 at Blount. The original plan contemplated that the plant would continue to run on natural gas but would be reduced from its current approximate 190 MW capacity to 100 MW when coal burning is discontinued. MGE determined that certain employee positions would be eliminated as a result of this exit plan.

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

In January 2010, MGE announced it will change its primary fuel at Blount from coal to natural gas. Coal will become the secondary fuel at Blount. This switch to natural gas as a primary fuel occurred in March 2010. As a result of this change, certain employee positions were eliminated and severance benefits in 2010 totaled $0.4 million. These severance benefits were accelerated into 2010 from 2011, but are expected to be offset by lower payroll charges in 2010.

MGE has entered into agreements providing severance benefits to employees affected by the exit plan. Estimated benefits expected to be paid are as follows: $0.3 million in 2012 and $0.4 million in 2013. MGE will recover in rates the costs associated with the discontinuance of coal at Blount. As such, the severance charges, in 2012 and 2013, for these employees have been deferred and recognized on the consolidated balance sheet of MGE Energy and MGE as a regulatory asset.

Other Regulatory Matters

Rate filing

On April 22, 2010, MGE filed an application with the PSCW requesting a 9.4% increase to electric rates and a 2.0% increase to gas rates. The proposed electric increase cover costs for MGE's share of the Elm Road Units, new environmental equipment at Columbia and transmission reliability enhancements. We have requested that these rates become effective January 1, 2011.

New Accounting Principles

See Footnote 16 for discussion of new accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

MGE Energy and MGE are potentially exposed to market risk associated with interest rates, commodity prices, weather, and equity returns. MGE currently has no exposure to foreign currency risk. MGE manages some risk exposure through risk management policies and the use of derivative instruments. MGE's risk management policy prohibits speculative trading transactions. The recent uncertainty in the capital and credit markets has adversely affected the United States and global economies. Additional detail can be found in the Management Discussion and Analysis section of MGE Energy's and MGE's 2009 Annual Report on Form 10-K under "Recent Developments in the Capital and Credit Markets."

Weather Risk

MGE's sales forecasts, used to establish rates, are set by the PSCW based upon estimated temperatures, which approximate 20-year historical averages. MGE's electric revenues are sensitive to the summer cooling season and, to some extent, to the winter heating season. A significant portion of MGE's gas system demand is driven by heating. MGE's gas and electric revenues are collected under a combination of fixed and volumetric rates set by the PSCW based on "normal weather." As a result of weather-sensitive demand and volumetric rates, a portion of MGE's revenue is at risk. MGE may use weather derivatives, pursuant to its risk management program, to reduce the impact of weather volatility.

MGE may also be impacted by extreme weather conditions. Such conditions may restrict the operation of, or may damage, operating assets or may negatively impact the price of commodity and other costs.

A summary of actual weather information in the utility segment's service territory during the three months ended March 31, 2010, as measured by degree days, may be found in results of operations in this Report.

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

MGE has financial gas and electric commodity contracts to hedge commodity price risk in the gas and electric segments. These contracts are primarily comprised of exchange-traded option and future contracts. MGE also holds FTRs which are used to hedge the risk of increased congestion charges. At March 31, 2010, the cost basis of these instruments exceeded their fair value by $3.9 million. Under the PGA clause and electric fuel rules, MGE may include in the costs of fuel (natural gas or power) the costs and benefits of the aforementioned fuel price risk management tools. Because these costs/benefits are recoverable, the related unrealized loss/gain has been deferred on the balance sheet as a regulatory asset/liability.

MGE has also entered into futures and basis swaps to take advantage of physical and financial arbitrage opportunities between supply basins and pricing spreads between future months' gas supply. Until thresholds have been achieved, ratepayers receive 100% of the benefits or loss from these deals. If certain thresholds are achieved, MGE shareholders have the ability to receive 40% of the benefits or loss from these deals whereas ratepayers have the ability to receive 60% of the benefits or loss from these deals. At March 31, 2010, the cost basis of these instruments exceeded their fair value by $0.1 million.

MGE has also entered into a ten-year purchased power agreement which provides MGE with firm capacity and energy beginning June 1, 2012, and ending on May 31, 2022 (the "base term"). The agreement also allows MGE the option to purchase power during a period of time preceding the base term as well as an option to extend the contract after the base term. The agreement is a derivative contract and is recognized at its fair value on the balance sheet. The fair value of the contract at March 31, 2010, reflects a loss position of $16.1 million.

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

Equity Price Risk - Pension-Related Assets

MGE currently funds its liabilities related to employee benefits through trust funds. These funds, which include investments in debt and equity securities, are managed by various investment managers. Changes in market value of these investments can have an impact on the future expenses related to these liabilities. The value of employee benefit plans trusts' assets have increased in value by approximately 3.5% during the three months ended March 31, 2010.

Regulatory Recovery Risk

MGE's electric operations burn natural gas in several of its peak power plants or as supplemental fuel at several coal-fired plants and, in many cases, the cost of purchased power is tied to the cost of natural gas. MGE bears significant regulatory risk for the recovery of such fuel and purchased power costs when costs are higher than the base rate established in its current rate structure.

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

Additionally, if a counterparty were to default and MGE were to liquidate all contracts with that entity, MGE's credit loss would include the loss in value of mark-to-market contracts; the amount owed for settled transactions; and additional payments, if any, to settle unrealized losses on accrual contracts. As of March 31, 2010, no counterparties have defaulted.

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

Item 4. Controls and Procedures.

During the first quarter of 2010, MGE Energy's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to MGE Energy, including its subsidiaries, is accumulated and made known to MGE Energy's management, including these officers, by other employees of MGE Energy and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, MGE Energy does not control or manage certain of its unconsolidated entities and thus, its access and ability to apply its procedures to those entities is more limited than is the case for its consolidated subsidiaries.

As of March 31, 2010, MGE Energy's principal executive officer and the principal financial officer concluded that its disclosure controls and procedures were effective to accomplish their objectives. MGE Energy intends to continually strive to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

During the quarter ended March 31, 2010, there were no changes in MGE Energy's internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, MGE Energy's internal control over financial reporting.

Item 4T. Controls and Procedures.

During the first quarter of 2010, MGE's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to MGE, including its subsidiaries, is accumulated and made known to MGE's management, including these officers, by other employees of MGE and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, MGE does not control or manage certain of its unconsolidated entities and thus, its access and ability to apply its procedures to those entities is more limited than is the case for its consolidated subsidiaries.

As of March 31, 2010, MGE's principal executive officer and the principal financial officer concluded that its disclosure controls and procedures were effective to accomplish their objectives. MGE intends to continually strive to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

During the quarter ended March 31, 2010, there were no changes in MGE's internal control over financial reporting that materially affected, or are reasonable likely to materially affect, MGE's internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

MGE Energy and MGE

MGE Energy and MGE from time to time are involved in various legal proceedings that are handled and defended in the ordinary course of business. While MGE Energy and MGE are unable to predict the outcome of these matters, management does not believe, based upon currently available facts, that the ultimate resolution of any of such proceedings would have a material adverse effect on their overall financial condition or results of operations except as disclosed in MGE Energy's and MGE's 2009 Annual Report on Form 10-K.

Also see Footnote 9a and 9c for a description of several proceedings involving MGE.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs*
January 1-31, 2010	27,755	$35.11	-	-
February 1-28, 2010	42,775	33.26	-	-
March 1-31, 2010	79,560	35.03	-	-
Total	150,090	$34.54	-	-

*Under the Stock Plan, common stock shares deliverable to plan participants may be either newly issued shares or shares purchased on the open market, as determined from time to time by MGE Energy. In June 2009, MGE Energy switched to using open market purchases to provide shares to meet obligations to participants in the Stock Plan. The shares are purchased on the open market through a securities broker-dealer and then are reissued under the Stock Plan as needed to meet share delivery requirements. The volume and timing of share repurchases in the open market depends upon the level of dividend reinvestment and optional share purchases being made from time to time by plan participants. As a result, there is no specified maximum number of shares to be repurchased and no specified termination date for the repurchases. All shares issued through the Stock Plan, whether newly issued or reissued following open market purchases, are issued and sold pursuant to a registration statement that was filed with the SEC and is currently effective.

Item 6. Exhibits.

12

Statement regarding computation of ratio of earnings to fixed charges for Madison Gas and Electric Company.

Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed by the following officers for the following companies:

31.1

Filed by Gary J. Wolter for MGE Energy, Inc.

31.2

Filed by Jeffrey C. Newman for MGE Energy, Inc.

31.3

Filed by Gary J. Wolter for Madison Gas and Electric Company

31.4

Filed by Jeffrey C. Newman for Madison Gas and Electric Company

Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) as to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed by the following officers for the following companies:

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

MGE ENERGY, INC.

Date: May 6, 2010	/s/ Gary J. Wolter
Gary J. Wolter Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: May 6, 2010	/s/ Jeffrey C. Newman
Jeffrey C. Newman Vice President, Chief Financial Officer, Secretary and Treasurer (Chief Financial and Accounting Officer)

Signatures - Madison Gas and Electric Company

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MADISON GAS AND ELECTRIC COMPANY

Date: May 6, 2010	/s/ Gary J. Wolter
Gary J. Wolter Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: May 6, 2010	/s/ Jeffrey C. Newman
Jeffrey C. Newman Vice President, Chief Financial Officer, Secretary and Treasurer (Chief Financial and Accounting Officer)