Form 10-K
period 2010-12-31
MGE ENERGY INC
filed 2011-02-24
CIK 1161728

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended:

December 31, 2010

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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrants have submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files): Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

	Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer	Smaller Reporting Company
MGE Energy, Inc.	X
Madison Gas and Electric Company			X

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

MGE Energy, Inc.	Yes [ ] No [X]
Madison Gas and Electric Company	Yes [ ] No [X]

The aggregate market value of the voting and nonvoting common equity held by nonaffiliates of each registrant as of June 30, 2010, was as follows:

MGE Energy, Inc.	$830,046,005
Madison Gas and Electric Company	$0

The number of shares outstanding of each registrant's common stock as of February 1, 2011, were as follows:

MGE Energy, Inc.	23,113,638
Madison Gas and Electric Company	17,347,894

DOCUMENTS INCORPORATED BY REFERENCE

Portions of MGE Energy, Inc.'s definitive proxy statement to be filed on or before March 23, 2011, relating to its annual meeting of shareholders, are incorporated by reference into Part III of this annual report on Form 10-K.

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

Forward-Looking Statements

4

Where to Find More Information

4

PART I.

7

Item 1. Business.

7

Item 1A. Risk Factors.

16

Item 1B. Unresolved Staff Comments.

19

Item 2. Properties.

20

Item 3. Legal Proceedings.

21

Item 4. (Removed and Reserved)

21

PART II.

22

Item 5. Market for Registrants' Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

22

Item 6. Selected Financial Data.

25

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

26

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

49

Item 8. Financial Statements and Supplementary Data.

52

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

69

Item 9A. Controls and Procedures.

69

Item 9B. Other Information.

69

PART III.

69

Item 10. Directors, Executive Officers, and Corporate Governance.

69

Item 11. Executive Compensation.

69

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

69

Item 13. Certain Relationships and Related Transactions, and Director Independence.

69

Item 14. Principal Accounting Fees and Services.

69

PART IV.

69

Item 15. Exhibits and Financial Statement Schedules.

69

Signatures - MGE Energy, Inc.

69

Signatures - Madison Gas and Electric Company

69

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

Where to Find More Information

The public may read and copy any reports or other information that MGE Energy and MGE file with the SEC at the SEC's public reference room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. These documents also are available to the public from commercial document retrieval services, the website maintained by the SEC at http://www.sec.gov, MGE Energy's website at http://www.mgeenergy.com, and MGE's website at http://www.mge.com. Copies may be obtained from our websites free of charge. Information contained on MGE Energy's and MGE's websites shall not be deemed incorporated into, or to be a part of, this report.

Definitions, Abbreviations, and Acronyms Used in the Text and Notes of this Report

Abbreviations, acronyms, and definitions used in the text and notes of this report are defined below.

AFUDC	Allowance for Funds Used During Construction
Alliant	Alliant Energy Corporation
ANPR	Advanced Notice of Proposed Rulemaking
ANR	ANR Pipeline Company
ARO	Asset Retirement Obligation
ASM	Ancillary Services Market
ATC	American Transmission Company LLC
BACT	Best Available Control Technology
BART	Best Available Retrofit Technology
Bechtel	Bechtel Power Corporation
Blount	Blount Station
CA	Certificate of Authority
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CAVR	Clean Air Visibility Rule
CO2	Carbon Dioxide
Codification	Financial Accounting Standards Board Accounting Standards Codification
Columbia	Columbia Energy Center
cooling degree days	Measure of the extent to which the average daily temperature is above 65 degrees Fahrenheit, which is considered an indicator of possible increased demand for energy to provide cooling
CWA	Clean Water Act
CWDC	Central Wisconsin Development Corporation
DOE	U.S. Department of Energy
Dth	Dekatherms
EEI	Edison Electric Institute
Elm Road Units	Elm Road Generating Station
EPA	United States Environmental Protection Agency
ERISA	Employee Retirement Income Security Act
ERS	Elm Road Services, LLC
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIP	Federal Implementation Plan
FTR	Financial Transmission Rights
GAAP	Generally Accepted Accounting Principles
GCIM	Gas Cost Incentive Mechanism
GHG	Greenhouse Gas
HAPs	Hazardous Air Pollutants
heating degree days (HDD)	Measure of the extent to which the average daily temperature is below 65 degrees Fahrenheit, which is considered an indicator of possible increased demand for energy to provide heating
ICI Boilers	Industrial, Commercial, or Institutional Boilers
ICR	Information Collection Request
ICF	Insurance Continuance Fund
interconnection agreement	Generation-Transmission Interconnection Agreement
IRS	Internal Revenue Service
kV	Kilovolt
kVA	Kilovolt Ampere
kWh	Kilowatt-hour
LIBOR	London Inter Bank Offer Rate
M34	West Marinette Combustion Turbine
MACT	Maximum Achievable Control Technology
MAGAEL	MAGAEL, LLC
MGE	Madison Gas and Electric Company

MGE Construct	MGE Construct LLC
MGE Energy	MGE Energy, Inc.
MGE Power	MGE Power LLC
MGE Power Elm Road	MGE Power Elm Road, LLC
MGE Power West Campus	MGE Power West Campus, LLC
MGE Transco	MGE Transco Investment LLC
MISO	Midwest Independent System Operator (a regional transmission organization)
MW	Megawatt
MWh	Megawatt-hour
NAAQS	National Ambient Air Quality Standards
Nasdaq	The Nasdaq Stock Market
NERC	National Electric Reliability Council
NNG	Northern Natural Gas Company
NO2	Nitrogen Oxide
NOV	Notice of Violation
NOx	Nitrogen Oxide
NSPS	New Source Performance Standards
NYSE	New York Stock Exchange
OPRB	Other Postretirement Benefits
PCBs	Polychlorinated Biphenyls
PGA	Purchased Gas Adjustment clause
PJM	PJM Interconnection, LLC (a regional transmission organization)
PM	Particulate Matter
PPA	Purchased power agreement
PSCW	Public Service Commission of Wisconsin
PSD	Prevention of Significant Deterioration
REC	Renewable Energy Credit
RTO	Regional Transmission Organization
SEC	Securities and Exchange Commission
SF6	Sulfur Hexafluoride
SIP	State Implementation Plan
SO2	Sulfur Dioxide
the State	State of Wisconsin
Stock Plan	Direct Stock Purchase and Dividend Reinvestment Plan of MGE Energy
UW	University of Wisconsin at Madison
VIE	Variable Interest Entity
WCCF	West Campus Cogeneration Facility
WDNR	Wisconsin Department of Natural Resources
WEPCO	Wisconsin Electric Power Company
Working capital	Current assets less current liabilities
WPDES	Wisconsin Pollutant Discharge Elimination System
WPL	Wisconsin Power and Light Company
WPSC	Wisconsin Public Service Corporation
WRERA	Worker, Retiree and Employer Recovery Act of 2008

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

•

Transmission Investments – representing our investment in American Transmission Company (ATC), a company engaged in the business of providing electric transmission services primarily in Wisconsin.

•

All Other – investing in companies and property which relate to the regulated operations, financing the regulated operations, or providing construction services to the other subsidiaries through its wholly owned subsidiaries MGE Construct, MAGAEL and CWDC, and Corporate functions.

MGE's utility operations represent a majority of the assets, liabilities, revenues, expenses, and operations of MGE Energy. MGE Energy's nonregulated energy operations currently include an undivided interest in a cogeneration facility located on the Madison campus of the University of Wisconsin, which we refer to as the West Campus Cogeneration Facility and an undivided 8.33% ownership interest in two 615 MW coal-fired generating units located in Oak Creek, Wisconsin, which we refer to as the Elm Road Units.

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

At December 31, 2010, MGE supplied electric service to approximately 139,000 customers, with approximately 90% located in the cities of Fitchburg, Madison, Middleton, and Monona and 10% in adjacent areas. Of the total number of customers, approximately 86% were residential and 14% were commercial or industrial. Electric retail revenues for 2010, 2009, and 2008 were comprised of the following:

	Year Ended December 31,
	2010	2009	2008
Residential	33.2%	32.9%	33.0%
Commercial	51.8%	52.8%	52.6%
Industrial	5.5%	5.0%	5.5%
Public authorities (including the UW)	9.5%	9.3%	8.9%
Total	100.0%	100.0%	100.0%

Electric operations accounted for approximately 68.5%, 63.3%, and 58.8% of MGE's total 2010, 2009, and 2008 regulated revenues, respectively.

See Item 2. Properties, for a description of MGE's electric utility plant.

MGE is registered with two Regional Entities, The Midwest Reliability Organization and Reliability First Corporation. The essential purposes of these entities are: (1) the development and implementation of regional and NERC reliability standards, and (2) determining compliance with those standards, including enforcement mechanisms.

Transmission

American Transmission Company is owned by the utilities that contributed facilities or capital in accordance with Wisconsin law. ATC's purpose is to provide reliable, economic transmission service to all customers in a fair and equitable manner. ATC plans, constructs, operates, maintains, and expands transmission facilities that it owns to provide adequate and reliable transmission of power. ATC is regulated by FERC for all rate terms and conditions of service and is a transmission-owning member of the MISO. At December 31, 2010, MGE Transco held a 3.6% ownership interest in ATC.

Regional Transmission Organizations

MISO

MGE is a nontransmission owning member of the MISO. MISO, a FERC approved RTO, is responsible for monitoring the electric transmission system that delivers power from generating plants to wholesale power transmitters. MISO's role is to ensure equal access to the transmission system and to maintain or improve electric system reliability in the Midwest.

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

PJM

MGE is a member of PJM. PJM, an RTO, is a neutral and independent party that coordinates and directs the operation of the region's transmission grid, administers a competitive wholesale electricity market, and plans regional transmission expansion improvements to maintain grid reliability and relieve congestion. MGE has one purchase power agreement, for a total of 50 MW, that is affected by this market.

Fuel supply and generation

MGE satisfies its customers' electric demand with internal generation and purchased power. During the years ended December 31, 2010, 2009, and 2008, MGE's electric energy delivery requirements were satisfied by the following sources:

	Year Ended December 31,
	2010	2009	2008
Coal	50.4%	41.5%	51.9%
Natural gas	4.2%	2.9%	6.1%
Fuel oil	0.1%	0.0%	0.1%
Renewable sources	2.6%	3.1%	2.7%
Purchased power
Renewable	7.2%	8.2%	4.9%
Other	35.5%	44.3%	34.3%
Total	100.0%	100.0%	100.0%

Sources used depend on market prices, generating unit availability, weather, and customer demand.

Coal

MGE and two other utilities jointly own Columbia, a coal-fired generating facility, which accounts for 28% (225 MW) of MGE's net summer rated capacity. Power from this facility is shared in proportion to each owner's ownership interest. MGE has a 22% ownership interest in Columbia. The other owners are WPL (a subsidiary of Alliant), which operates Columbia, and WPSC. The Columbia units burn low-sulfur coal obtained (pursuant to long-term contracts) from the Powder River Basin coal fields located in Wyoming and Montana.

MGE's share of the coal inventory supply for the units decreased from approximately 47 days on December 31, 2009, to approximately 21 days on December 31, 2010. The co-owners' current goal is to maintain approximately a 35 day inventory. The inventory is expected to return to that level over the next several months, as coal inventory increases during scheduled annual maintenance outages.

MGE also owns the Blount Generating Facility located in Madison, Wisconsin, which is fueled by gas, coal and other alternative renewable sources. In 2006, MGE announced a plan to reduce capacity at Blount from 190 MW to 100 MW by the end of 2011. In March 2009, MGE received notification from MISO that in order to meet national electric system reliability standards, MGE will need to keep Blount available at its full capacity until MISO declares that the 90 MW are no longer needed for system reliability. Currently, MGE estimates the reduction in capacity will occur in 2013. In January 2010, MGE announced it will change its primary fuel at Blount from coal to natural gas. Coal will become the secondary fuel at Blount. This switch to natural gas as a primary fuel occurred in March 2010. The transition from burning coal to burning only natural gas will still occur by the end of 2011. After the transition, the entire plant will be operated exclusively on natural gas.

See discussion below under Nonregulated Operations for MGE's interest in the Elm Road Units.

Natural gas and oil

MGE owns gas fired combustion turbines. These turbines are primarily located in Madison and Marinette, Wisconsin, and have a total of 156 MW of net summer rated capacity.

See discussion above regarding gas-fired generation at Blount Generating Facility and see discussion below under Nonregulated Operations for MGE's interest in the West Campus Cogeneration Facility.

Renewable generation sources

MGE owns 30 MW consisting of 18 turbines in a wind-powered electric generating facility in Worth County, Iowa. MGE also owns 11 MW consisting of 17 turbines in a wind-powered electric generating facility in Kewaunee County, Wisconsin.

Purchased power

MGE enters into short and long-term purchase power commitments to meet a portion of its anticipated electric energy supply needs. The following table identifies purchase power commitments at December 31, 2010 with unaffiliated parties for the next five years.

MWs Under Purchase Power Commitments
Year
2011	227.1
2012	227.1
2013	252.1
2014	152.1
2015	152.1

Wind Development Rights

During 2009, MGE Energy, through its subsidiary MAGAEL, LLC, entered into agreements to purchase land development rights, including land option agreements, electrical interconnection rights, wind data, engineering plans, licenses, permits, and governmental approvals for two wind development sites. These wind development rights may potentially be used to develop wind farms in three counties in Iowa up to approximately 175 MWs; however, neither MAGAEL nor MGE Energy has any obligation to build any wind generators at these sites.

Gas Utility Operations

MGE transports and distributes natural gas in a service area covering 1,631 square miles in seven south-central Wisconsin counties. The service area includes the city of Madison, Wisconsin.

On December 31, 2010, MGE supplied natural gas service to approximately 143,000 customers in the cities of Elroy, Fitchburg, Lodi, Madison, Middleton, Monona, Prairie du Chien, Verona, and Viroqua; 24 villages; and all or parts of 45 townships. Of the total number of customers, approximately 89% were residential and 11% were commercial or industrial. Gas revenues for 2010, 2009, and 2008 were comprised of the following:

	Year Ended December 31,
	2010	2009	2008
Residential	56.0%	54.9%	53.6%
Commercial	34.3%	34.5%	36.4%
Industrial	7.9%	7.8%	7.5%
Transportation service and other	1.8%	2.8%	2.5%
Total	100.0%	100.0%	100.0%

Gas operations accounted for approximately 31.5%, 36.7%, and 41.2% of MGE's total 2010, 2009, and 2008 regulated revenues, respectively.

MGE can curtail gas deliveries to its interruptible customers. Approximately 14% of retail gas deliveries in 2010 and 15% in 2009 were to interruptible customers.

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

By contract, a total of 5,419,478 Dth can be injected into ANR's storage fields in Michigan from April 1 through October 31. These gas supplies are then available for withdrawal during the subsequent heating season, November 1 through March 31. Using storage allows MGE to buy gas supplies during the summer season, when prices are normally lower, and withdraw these supplies during the winter season, when prices are typically higher. Storage also gives MGE more flexibility in meeting daily load fluctuations.

MGE's contracts for firm transportation service include winter maximum daily quantities of:

•

166,150 Dth (including 96,078 Dth of storage withdrawals) on ANR.

•

60,108 Dth on NNG.

Nonregulated Energy Operations

MGE Energy, through its subsidiaries, seeks to develop generation sources that will assist MGE in meeting the electricity needs of its customers. Decisions on the type of energy source and its size, timing, ownership, and financing depend upon a number of factors including the growth of customer demand in MGE's service area and surrounding areas, the effectiveness of customer demand management efforts, the costs and availability of alternative power sources, mandates regarding renewable energy resources, the availability of transmission capacity, issues associated with siting power generation sources, available financing and ownership structures, regulatory treatment and recovery, construction lead times and risks, environmental regulations, and other factors. The decisions tend to involve long-time horizons due to the lead time involved in siting and constructing new generation sources and the associated transmission infrastructure.

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

Elm Road

MGE Power Elm Road and two other owners own undivided interests in the coal-fired Elm Road Units in Oak Creek, Wisconsin. Unit 1 entered commercial operation on February 2, 2010, and has the capacity to produce 615 MW of electricity. Unit 2 entered commercial operation on January 12, 2011, and has the capacity to produce 615 MW of electricity. Wisconsin Energy Corporation owns approximately 83% of the Elm Road Units and is the operator for those units. MGE Power Elm Road owns an 8.33% ownership interest in both units. Both units are used to provide electricity to MGE's customers.

MGE leases MGE Power Elm Road's ownership interest in the Elm Road Units pursuant to two separate facility leases. The financial terms of each facility lease include a capital structure of 55% equity and 45% long-term debt, return on equity of 12.7%, and a lease term of 30 years. At the end of the respective lease terms, MGE may, at its option, renew the facility lease for an additional term, purchase the leased ownership interest at fair market value or allow the lease to end. The Unit 1 and Unit 2 leases commenced with the commercial operation of each respective unit.

MGE Power Elm Road's estimated share of capital costs for its ownership interest in the Elm Road Units is approximately $180 million (excluding capitalized interest). These costs have been financed primarily through funds received from MGE Energy, which came from the sale of common stock (via the Stock Plan), short-term debt, and operating cash flows. On February 4, 2010, MGE Power Elm Road issued $50 million of 5.04% senior secured notes due 2040 to reimburse MGE Energy for a portion of its funds. As of December 31, 2010, $122.6 million related to this project was placed in-service and $55.1 million (excluding capitalized interest) related to this project is reflected in the construction work in progress balance on MGE Energy's and MGE's consolidated balance sheets.

On November 1, 2005, MGE received approval from the PSCW to defer payments made to MGE Power Elm Road for carrying costs during construction of the facility, management fees, and community impact mitigation costs. MGE began collecting the carrying costs in rates in 2006. MGE estimates total carrying costs to be approximately $62.6 million. Of these costs, $17.1 million is estimated to relate to the capitalized interest on the debt portion of the facility. These costs will be recognized over the period in which the facility will be depreciated. The remaining $45.5 million is estimated to represent the equity portion and is being recognized over the period recovered in rates.

See Footnote 21 of Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Form 10-K for more information regarding the Elm Road Units.

Environmental

MGE is subject to frequently changing local, state, and federal regulations concerning air quality, water quality, land use, threatened and endangered species, hazardous materials handling, and solid waste disposal. These regulations affect the manner in which MGE conducts its operations, the costs of those operations, as well as some capital and operating expenditures. They can also affect the siting, timing, and cost of new projects or other significant actions affecting the environment. Some of the most significant are addressed below. MGE is not able to predict with certainty the direction of future regulations or if compliance with any such regulations will involve additional expenditures for pollution control equipment, plant modifications, or curtailment of operations. Such actions could reduce capacity or efficiency at existing plants or delay the construction and operation of future generating facilities. MGE management would expect to seek and receive rate recovery for costs associated with installation approval of pollution controls.

Air quality

Air quality regulations promulgated by the EPA and WDNR in accordance with the Federal Clean Air Act and the Clean Air Act Amendments of 1990 impose restrictions on emission of particulates, sulfur dioxide (SO2), nitrogen oxides (NOx) and other pollutants and require permits for operation of emission sources. These permits must be renewed periodically. Various newly enacted and/or proposed federal and state initiatives are expected to result in additional operating and capital expenditure costs for electric generating units.

Clean Air Interstate Rule (CAIR) and the Proposed Transport Rule

The CAIR requires NOx and SO2 emission reductions, from Midwest and eastern U.S. fossil fuel-fired electric generating units (EGUs) in two phases and includes a regional cap-and-trade system. The first phase began in 2009 for NOx and in 2010 for SO2, and contemplates reductions from 2003 levels of 55% and 40%, respectively, increasing in the second phase (in 2015) to 65% and 70%, respectively (from 2003 levels). MGE owns or has partial ownership in several generation units currently subject to the CAIR: Blount Generating Station, Columbia, the Elm Road Units, M34 (West Marinette Combustion Turbine) and Fitchburg Combustion Turbines.

In December 2008, the D.C. Circuit Court remanded the CAIR to the EPA for further review. In July 2010, the EPA introduced the proposed "Transport Rule" to replace CAIR. Similar to the CAIR, the Transport Rule is intended to reduce NOx and/or SO2 air emissions from fossil fuel-fired EGUs in the Midwest and eastern U.S. The proposed rule includes three alternative approaches to reducing emissions. Two of the proposed approaches allow limited allowance trading; one does not permit allowance trading. The EPA is seeking comments on these approaches. The EPA is targeting 2012 for implementation of the first phase of the Transport Rule. The CAIR remains in effect until the Transport Rule is in place. MGE anticipates that it may need to purchase NOx and SO2 allowances, install central equipment or implement other strategies to meet these requirements for its generation fleet. See Columbia subsection in Footnote 18.d for more information on the pending application to install environmental controls at Columbia.

Wisconsin State Mercury Rule

Wisconsin has adopted a phased approach to mercury emission reductions. Under phase one, as of January 2010, "major utilities," such as the operators of Columbia and the Elm Road Units, must achieve a 40% fleet-wide mercury emissions reduction (as compared to an average of 2002, 2003, and 2004 baseline mercury emissions).

Under phase two, beginning January 1, 2015, large coal-fired electric generating units (larger than 150 MW) must reduce mercury emissions by 90%, or follow a multi-pollutant reduction approach, which allows a stepped approach to mercury reduction while also reducing NOx and SO2 emissions at prescribed rates. See Footnote 18.d for a discussion of these rules and their effects.

Maximum Achievable Control Technologies (MACT) Standards for Hazard Air Pollutants

In January 2010, as part of the EPA's process for developing MACT standards related to emissions of hazardous air pollutants for electric utilities, the EPA sent out an Information Collection Request (ICR) to hundreds of utilities across the United States that have coal and oil-burning EGUs. Information collected from the ICR will help the EPA develop a Utility MACT rule which the EPA has indicated they plan to publish by November 2011. Although we cannot predict the outcome of the Utility MACT Rule at this time, our coal and oil-burning EGUs may need to incur additional capital expenditures and install additional pollution controls to meet the Utility MACT standard(s).

In April 2010, the EPA issued a draft MACT standard regarding hazardous air pollutant emission standards for industrial, commercial and institutional boilers (ICI Boiler MACT) in response to a court ruling that vacated a prior standard.

Pending adoption of a final rule, the EPA has determined that case-by-case determinations be applied to all ICI boilers regardless of whether or not they were exempt under the vacated rule. The WDNR, following the EPA's interpretation, has required that all facilities with ICI boilers submit initial applications.

MGE has boilers at Blount and Columbia classified as ICI boilers and has submitted the required initial applications to the WDNR. The WDNR has granted several extensions in anticipation of the EPA's ICI Boiler MACT rule being finalized. The latest extension granted by the WNDR lasts until March 15, 2011.

If the boilers at Blount and Columbia are ultimately covered by the EPA ICI Boiler MACT rule when finalized, it may be necessary to test or limit emissions and/or install additional pollution controls. Because of the uncertainty with this rule at this time, we cannot predict when or if we will need additional resources or capital to comply.

Clean Air Visibility Rule (CAVR)

Air modeling indicates that SO2 and NOx emissions (and to a lesser extent particulate matter, or PM) from Columbia may impair visibility at certain Class I Scenic Areas and may therefore be subject to the best available retrofit technology (BART) regulations, a subsection of the EPA's Clean Air Visibility Rule (CAVR). Units that are subject to BART and shown to affect Class I Scenic Areas may be required to install pollution controls to combat their contribution to visibility at those locations. BART is applied on a case-by-case basis.

Under CAIR, both the EPA and WDNR concluded that compliance with CAIR emissions limitations would serve as compliance with BART requirements for SO2 and NOx emissions. Thus owners subject to BART obligations had the option of purchasing allowances under the CAIR rather than installing pollution controls. However, with the introduction of the EPA's Transport Rule, the future of BART regulation and compliance strategies and costs is uncertain.

The CAVR also requires states to submit a State Implementation Plan (SIP) that outlines how states will achieve reductions in visibility impairments over time. In January 2009, the EPA found Wisconsin proposed CAVR SIP deficient. Wisconsin has until January 2011 to submit a revised CAVR SIP. If no CAVR SIP is submitted within that two year period (which ends in January 2011), then the EPA must promulgate a Federal Implementation Plan (FIP) for the State of Wisconsin. Without a proposed CAVR implementation rule in place, it is unclear to what extent MGE's generation plants will be affected.

Nitrogen Oxide Emission Budget

In 1998, the EPA issued a rule that imposed a NOx emission budget for emission sources in Wisconsin (NOx SIP Call). In 2000, the United States Court of Appeals for the District of Columbia invalidated a portion of the NOx SIP Call concerning Wisconsin's alleged impacts on downwind, 1-hour ozone nonattainment areas. The EPA has also stated that portion of the NOx SIP Call concerning Wisconsin's alleged impacts on downwind 8-hour ozone nonattainment areas. If that portion of the rule concerning 8-hour ozone nonattainment areas is upheld, the resulting NOx emission budget for Wisconsin could potentially affect the level of permissible NOx emissions from Blount, Columbia, and WCCF.

National Ambient Air Quality Standards (NAAQS)

The EPA has developed National Ambient Air Quality Standards (NAAQS) for six compounds currently identified as criteria pollutants: nitrogen dioxide (NO2), particulate matter (PM), ozone, SO2, lead and carbon monoxide. The NAAQS for criteria pollutants establish acceptable ambient air levels based on effects to human health and the environment. The EPA is required to review NAAQS every five years. Monitoring data is used to determine whether areas are in compliance with NAAQS. For areas found in noncompliance, states must develop plans to bring those areas into compliance. The plans can require emissions reductions and/or pollution controls. Changes in NAAQS standards can affect whether an area is in compliance and thus affect compliance costs for activities in those areas, including capital, operational and maintenance expenses at MGE generating facilities. See Footnote 18.d for discussion of recent developments affecting the NAAQS for particular matter, ozone, nitrogen dioxide and sulfur dioxide.

Columbia

Columbia is a coal-fired generating station operated by WPL in which WPL, WPSC and MGE have ownership interests. In September 2010, the Sierra Club filed a civil lawsuit against WPL alleging violations of the CAA at Columbia and other Wisconsin facilities operated by WPL. See Footnote 18.d for additional information regarding these matters.

Water quality

EPA and WDNR water quality regulations promulgated in accordance with the Federal Water Pollution Control Act, or more commonly known as the Clean Water Act (CWA), restrict emissions of pollutants into surface waters and regulate surface water quality issues that affect aquatic life, such as water temperatures, intake structures, and wetlands filling. The CWA also sets discharge standards requiring the use of effluent-treatment processes equivalent to categorical "best practicable" or "best available" technologies. The CWA regulates discharges from "point sources" (such as power plants) through discharge limits in water discharge permits. MGE's power plants operate under the Wisconsin Pollution Discharge Elimination System (WPDES) permits to ensure compliance with these discharge limits. The WDNR has recently published regulations for phosphorus, mercury and thermal discharges from electric-steam generating plants. See Footnote 18.d for information regarding these regulations.

EPA Cooling Water Intake Rules (Section 316(b))

In 2004, the EPA promulgated final rules under Section 316(b) of the CWA addressing cooling water intake structures for existing large power plants. In a January 2007 court decision, significant parts of the rule were remanded to the EPA for further consideration. In July 2007, the EPA suspended the rule in its entirety and directed states to use their "best professional judgment" in evaluating intake systems. In December 2010, the EPA entered a settlement agreement which commits them to propose revised 316(b) rules by March 2011 and finalize requirements by June 2012. It is not known at this time whether and to what extent MGE's plants will be affected by this rule.

WPDES permit – Elm Road

Under a settlement agreement reached in July of 2008, the joint owners of Elm Road are committed to various environmental projects, including projects designed to address greenhouse gas emissions and water quality. MGE's share of those commitments involved a payment of $0.4 million for greenhouse gas reduction efforts. Additional payments of approximately $0.3 million, subject to regulatory approval, will be made annually over 24 years (2011-

2034) to address water quality issues in Lake Michigan. In December 2009, the PSCW authorized recovery of the 2011 payment to address water quality issues.

Solid waste

Lenz Oil Site

MGE is listed as a potentially responsible party for a site on the EPA's national priorities Superfund list. The Lenz Oil site in Lemont, Illinois, was used for storing and processing waste oil for several years. This site requires cleanup under the Comprehensive Environmental Response, Compensation and Liability Act. As of December 31, 2009, the EPA has agreed on a remedy for the Lenz Oil site. The remedy included a five year $2.2 million implementation plan. The EPA has asked all potentially responsible parties to pay upfront for this five year implementation plan. MGE has provided money for site cleanup, however, the cleanup process has not begun. We will not know if additional costs exist at the site until cleanup is completed. At December 31, 2010, MGE's portion is less than $0.1 million. Management believes that its share of the final cleanup costs for the Lenz Oil site will not result in any materially adverse effects on MGE's operations, cash flows, or financial position. Insurance may cover a portion of the cleanup costs. Management believes that the cleanup costs not covered by insurance will be recovered in current and future rates.

Proposed Regulation of Coal Combustion Byproducts

The EPA published a proposed rule on May 4, 2010, that regulates coal combustion byproducts from the electric generating sector. The proposed regulations may require new or additional monitoring of storage sites, may re-classify ash and other coal combustion byproducts, and may regulate ash storage site structural design. MGE is evaluating the impact of these proposed regulations on our operations. It is not possible to estimate the potential costs associated with the implementation of any of these initiatives at this time.

Other Environmental Issues

Polychlorinated Biphenyls (PCBs) Regulations

On April 7, 2010, the EPA published an Advanced Notice of Proposed Rulemaking (ANPR) for the additional regulation of polychlorinated biphenyls (PCBs). The EPA intends to reassess the use, distribution, marking, and storage for reuse of liquid PCBs in electric and nonelectric equipment. The rule may require additional testing and potentially a phase-out of PCBs in electrical and nonelectrical equipment. MGE has electrical equipment that contains liquid PCBs, thus any rule that is developed has a potential to affect our capital or operational costs. We cannot predict the extent of this rule's impact until the rule is proposed and/or finalized.

Wisconsin Listing of Four Bat Species as Threatened in the State

On December 8, 2010, the Wisconsin Board of Natural Resources approved modifications to existing rules to give four cave bat species threatened species status in Wisconsin. The cave bat threatened status designation may affect some MGE projects, specifically wind power projects and electric or natural gas distribution projects near wetlands. MGE will continue to monitor this rule and WDNR guidance that is developed to fully understand how it may affect our capital and operational projects.

Global climate change

MGE is a producer of GHG emissions, primarily from the fossil fuel generating facilities it utilizes to meet customers' energy needs, as well as from its natural gas pipeline system and fleet vehicles. Climate change and the regulatory response to it could significantly affect our operations in a number of ways, including increased operating costs and capital expenditures, restrictions on energy supply options, permitting difficulties and emission limits. The probability and specific impact of such regulation cannot be reasonably estimated until final legislation and/or regulations are passed. MGE management would expect to seek and receive rate recovery of such compliance costs, if and when required. MGE will continue to monitor proposed climate change legislation and regulation.

MGE is already addressing GHG emissions through voluntary actions. In 2005, MGE announced its Energy 2015 Plan, which commits to ensuring a balanced, economic energy supply with reduced environmental emissions. The Plan emphasizes increased renewable energy, energy efficiency and new cleaner generation – three strategies that reduce GHG emissions. Under MGE's Energy 2015 Plan and other actions, our CO2 emissions are currently projected to decline from 2005 to 2015 even though total system energy is estimated to increase. Implementation of our Energy 2015 Plan is well underway and we are committed to achieving its goals. However, a number of factors, including but not limited to, changes in economic conditions, regulatory actions, customer response, energy supply issues and transmission delays, may require us to update and perhaps refine certain aspects of our Energy 2015 Plan accordingly. The cost of implementing our Energy 2015 Plan is not expected to result in any materially adverse effects on MGE's operations, cash flows, or financial position. Management believes that costs to implement the Energy 2015 Plan will be recoverable through rates.

EPA Rule on Greenhouse Gas Reporting

In September 2009, the EPA issued its GHG mandatory reporting rule. MGE is collecting the data needed to file the required report on 2010 GHG emissions by March 31, 2011. Beginning on January 1, 2011 with a March 31, 2012 reporting requirement, the EPA added sulfur hexafluoride (SF6) used in electrical transmission and GHG releases from natural gas transport to the reporting rule, two items that have the potential to affect MGE. MGE continues to monitor the EPA's evolving GHG reporting rule.

EPA's Determination of Endangerment from Greenhouse Gases

In December 2009, the EPA found that six GHGs, when emitted from new motor vehicles, contribute to greenhouse gas air pollution and endanger public health and welfare under CAA Section 202(a). This endangerment finding allowed for the creation of GHG emission standards from mobile sources, which were finalized by the EPA on March 31, 2010. This in turn paves the way for stationary source emissions of GHGs to be regulated under the CAA. See our discussion on the EPA's Prevention of Significant Deterioration and Title V Greenhouse Gas Tailoring Rule, and our discussion on the EPA's schedule to develop GHG emissions standards for utilities for additional information on how the EPA has begun regulating GHG emissions from stationary sources.

EPA's Prevention of Significant Deterioration and Title V Greenhouse Gas Tailoring Rule

On May 13, 2010, the EPA released its Greenhouse Gas "Tailoring Rule" to address the regulation of stationary sources for GHG emissions. Through this Tailoring Rule, the regulation of GHGs will be accomplished using the EPA's two principal stationary source CAA permitting programs: the pre-construction permitting Prevention of Significant Deterioration (PSD) program and the operations permitting (Title V) program.

Beginning in January 2011,the EPA's Tailoring Rule has been designed to "phase in" facilities subject to PSD or Title V permitting (i.e. new facilities and existing facilities with certain qualifying modifications). Under the Tailoring Rule, it is understood that PSD requirements for covered new or modified sources include the requirement that a plant meet Best Available Control Technology (BACT) requirements for emissions that trigger PSD, including GHG emissions. The EPA has provided draft guidelines on conducting a BACT Analysis. MGE facilities may become subject to this rule if modifications at any facilities trigger PSD or if MGE invests in new facilities that trigger PSD. In addition, MGE's facilities will likely need to include GHG emissions information in their Title V permits as they are renewed.

EPA's Plan to Establish Greenhouse Gas Emission Standards for Fossil-Fuel Fired Utilities

On December 30, 2010, the EPA announced a proposed schedule for regulating GHGs under Section 111 of the Clean Air Act. As part of a settlement agreement with several states and environmental nongovernmental organizations, the EPA agreed to propose by July 26, 2011, New Source Performance Standards (NSPS) for new and/or modified fossil-fuel burning EGUs and proposed guidelines for states' GHG emissions standards for existing EGUs. The EPA also agreed to take final action on both of these by May 26, 2012. As part of this notice, the EPA has not indicated at what level emissions standards will be set. Given the uncertainties associated with this initiative, we cannot estimate the effect that compliance may have on our generating operations, cash flows, and financial position.

Proposed Climate Change Legislation

Federal Actions on Climate Change

The 111th Congress ended without enactment of comprehensive climate change legislation in spite of significant activity. The U.S. House of Representatives in the 112th Congress has introduced several bills related to GHG regulation including bills to prevent the EPA from receiving funding for a cap-and-trade program for greenhouse gases as well as bills to prevent or delay the EPA's regulation of GHGs under the current Clean Air Act.

State and Regional Actions on Climate Change

Wisconsin Governor Doyle's Global Warming Task Force issued a July 2008 report with numerous recommendations to address GHG emissions. MGE participated as an active member of the Task Force. Several PSCW proceedings were commenced as a result of Task Force recommendations. Many of the recommendations made by the Task Force were included in state legislation in early 2010, but no legislation was enacted. It is unlikely the Wisconsin Senate or Assembly will push for broad GHG regulation in 2011.

In addition, in November 2007, Wisconsin, along with Illinois, Iowa, Kansas, Michigan, Minnesota, and Manitoba, Canada signed on to the Midwestern GHG Accord – an accord designed to develop a Midwestern GHG reduction program. The Advisory Group recommended numerous regional actions be taken to help reduce GHGs. Wisconsin has not developed rules or legislation to implement these recommendations.

Employees

As of December 31, 2010, MGE had 701 employees. MGE employs 222 employees who are covered by a collective bargaining agreement with Local Union 2304 of the International Brotherhood of Electrical Workers and 98 employees who are covered by a collective bargaining agreement with Local Union No. 39 of the Office and Professional Employees International Union. Both of these collective bargaining agreements expire on April 30, 2012. There are also 5 employees covered by a collective bargaining agreement with Local Union No. 2-111 of the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial, and Service Workers International Union. This collective bargaining agreement expires on October 31, 2012.

Financial Information About Segments

See Footnote 23 of the Notes to Consolidated Financial Statements for financial information relating to MGE Energy's and MGE's business segments.

Executive Officers of the Registrants

Executive	Title	Effective Date	Service Years as an Officer
Gary J. Wolter(a) Age: 56	Chairman of the Board, President and Chief Executive Officer	02/01/2002	21
Lynn K. Hobbie(b) Age: 52	Senior Vice President	02/01/2000	16
James G. Bidlingmaier(b) Age: 64	Vice President - Admin. and Chief Information Officer	02/01/2000	10
Kristine A. Euclide(b) Age: 58	Vice President and General Counsel	11/15/2001	9
Scott A. Neitzel(b) Age: 50	Vice President – Energy Supply Vice President – Energy Supply Policy	09/01/2006 07/01/2002	13
Jeffrey C. Newman(a) Age: 48	Vice President, Chief Financial Officer, Secretary and Treasurer Vice President and Treasurer	01/01/2009 01/01/2001	13
Peter J. Waldron(b) Age: 53	Vice President and Operations Officer Vice President – Energy Supply Operations	09/01/2006 07/01/2002	14

Note: Ages, years of service, and positions as of December 31, 2010.

(a) Executive officer of MGE Energy and MGE.

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

We face risk for the recovery of fuel and purchased power costs.

MGE burns natural gas in several of its peak electric generation facilities, and in many cases, the cost of purchased power is tied to the cost of natural gas. Under the electric fuel rules, MGE would be required to make a refund to customers if the fuel rules costs fall outside the lower end of the range and would be allowed to request a surcharge if the fuel rules costs exceeded the upper end of the range. The range is defined by the PSCW and is currently plus or minus 2%. MGE assumes the risks and benefits of variances that are within the bandwidth.

We are subject to changing environmental laws and regulations that may affect our costs and business plans.

Our subsidiaries are subject to environmental laws and regulations that affect the manner in which they conduct business, including capital expenditures, operating costs and potential liabilities. Changes and developments in these laws and regulations may alter or limit our business plans, make them more costly, or expose us to liabilities for past or current operations.

Numerous environmental laws and regulations govern many aspects of our present and future operations, including air emissions, water quality, wastewater discharges, solid waste, threatened and endangered species and hazardous waste. These evolving regulations can introduce uncertainty projects, and can introduce costly delays if previous decisions need to be revisited as a result of judicial mandate or regulatory change. These regulations generally require us to obtain and comply with a wide variety of environmental permits and approvals, and can result in increased capital, operating, and other costs, particularly with regard to enforcement efforts focused on power plant emissions obligations. These effects can be seen not only with respect to new construction, such as our participation in the Elm Road generating units, but could also require the installation of additional control equipment or other compliance measures such as altered operating conditions at existing facilities such as Columbia or Blount.

In addition, we may be a responsible party for environmental clean-up at current or future sites identified as containing hazardous materials. It is difficult to predict the costs potentially associated with a site clean-up due to the potential joint and several liability for all potentially responsible parties, the nature of the clean-up required and the availability of recovery from other potentially responsible parties.

Additionally, if adopted, legislative and regulatory GHG initiatives could have the potential for a significant financial impact on MGE, including the cost to install new emission control equipment, purchase allowances, or do fuel switching.

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

We have assumed risks under the agreements related to our ownership interest in two 615 MW coal-fired generating units in Oak Creek, Wisconsin. If the units' final construction costs exceed the fixed costs allowed in the PSCW order, this excess will not be recoverable from MGE or its customers unless specifically allowed by the PSCW. Any Oak Creek project costs above the authorized amount will be subject to a prudence determination made by the PSCW.

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

We are exposed to interest rate risk.

We are exposed to interest rate risk on our variable rate financing. MGE Energy had $22.5 million of variable-rate debt outstanding at December 31, 2010, including $3.5 million for MGE. Borrowing levels under commercial paper arrangements vary from period to period depending upon capital investments and other factors. Such interest rate risk means that we are exposed to increased financing costs and associated cash payments as a result of changes in the short-term interest rates. Also, interest rates affect discount rates which are a key assumption for our defined benefit pension plans and may impact the amount of expense and timing of contributions to the plan.

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

The credit markets have experienced some recent disruption and uncertainty. To the extent that such issues affect the ability or willingness of credit providers or investors to participate in the credit markets or particular types of investments, or affect their perception of the risk associated with particular types of investments, our cost of borrowing could be affected.

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

Item 1B. Unresolved Staff Comments.

MGE Energy and MGE

None.

Item 2. Properties.

Electric Generation

Net summer rated capacity in service at December 31, 2010, was as follows:

				Net Summer
		Commercial		Rated
		Operation		Capacity(1)	No. of
Plants	Location	Date	Fuel	(MW)	Units
Steam plants:
Columbia	Portage, WI	1975 & 1978	Low-sulfur coal	225 (2,3)	2
Blount	Madison, WI	1957 & 1961	Gas/coal	101 (4,8)	2
		1938 & 1943	Gas	39 (8)	2
		1949	Gas/coal	21 (4,8)	1
		1964-1968	Gas	27 (8)	4
WCCF	Madison, WI	2005	Gas/oil	130 (5)	2
Elm Road Units	Oak Creek, WI	2010	Coal	50 (2,6)	1
Combustion turbines	Madison, WI	1964-2000	Gas/oil	156 (7)	6
	Marinette, WI
Portable generators	Madison, WI	1998-2001	Diesel	50 (8)	54
Wind turbines	Townships of Lincoln
	and Red River, WI	1999	Wind	1 (8, 9)	17
	Township of
	Brookfield, IA	2008	Wind	2 (8,10)	18
Total				802

(1) Net summer rated capacity is determined by annual testing and may vary from year to year due to, among other things, the operating and physical conditions of the units.

(2) Baseload generation.

(3) MGE's 22% share of two 512-MW units. The other owners are WPL (a subsidiary of Alliant), which operates Columbia, and WPSC.

(4) On January 19, 2006, MGE announced that it would cease coal-fired generation at Blount in 2011, subject to certain conditions, including regulatory approvals. In March 2010, natural gas became the primary fuel and coal became the secondary fuel.

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

(6) MGE's 8.33% share in each of two 615 MW coal-fired generating units. MGE leases the electric generating assets owned by MGE Power Elm Road. Unit 1 entered commercial operation in February 2010. Amounts shown represent MGE's share of the net summer rated capacity of Unit 1. Unit 2 entered commercial operation in January 2011.

(7) Three facilities are owned by MGE and three facilities are leased.

(8) These facilities are owned by MGE.

(9) Nameplate capacity rating is 11 MW.

(10) Nameplate capacity rating is 30 MW.

Electric and Gas Distribution Facilities

Major electric distribution lines and substations in service at December 31, 2010, which are owned by MGE, are as follows:

	Miles
Distribution lines:	Overhead	Underground
13.8 kV and under	905	1,110

Distribution:	Substations	Installed Capacity (kVA)
69-13.8 kV	27	1,019,000
13.8-4 kV	29	294,967

Gas facilities include 2,547 miles of distribution mains, which are owned by MGE.

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

Encumbrances

The principal plants and properties of MGE are subject to the lien of its Indenture of Mortgage and Deed of Trust dated as of January 1, 1946, as amended and supplemented, under which MGE's first mortgage bonds are issued. As of December 31, 2010, there were $1.2 million of first mortgage bonds outstanding. See Footnote 9 for additional information regarding MGE's first mortgage bonds.

MGE Power West Campus has collaterally assigned its right to lease payments from MGE for the WCCF in order to secure the repayment of $50 million of senior secured notes issued by MGE Power West Campus. See Footnote 9 for additional information regarding these senior notes.

MGE Power Elm Road has collaterally assigned its right to lease payments from MGE for the Elm Road Units in order to secure the repayment of $50 million of senior secured notes issued by MGE Power Elm Road. See Footnote 9 for additional information regarding these senior notes.

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

Item 4. (Removed and Reserved)

PART II.

Item 5. Market for Registrants' Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market for Common Equity

MGE Energy

MGE Energy common stock is traded on Nasdaq under the symbol MGEE. On February 1, 2011, there were approximately 35,536 shareholders of record, including registered and beneficial shareholders. The following table shows high and low sale prices for the common stock on Nasdaq for each quarter over the past two years.

	Common stock price range
	2010		2009
	High	Low	High	Low
Fourth Quarter	$43.62	$39.13	$36.97	$33.41
Third Quarter	$39.92	$35.52	$38.23	$33.40
Second Quarter	$38.40	$34.15	$34.00	$29.42
First Quarter	$36.19	$32.06	$33.49	$27.27

MGE

As of February 1, 2011, there were 17,347,894 outstanding shares of common stock, all of which were held by MGE Energy. There is no market for shares of common stock of MGE.

Dividends

MGE Energy

The following table sets forth MGE Energy's quarterly cash dividends per share declared during 2010 and 2009:

(Per share)	2010	2009
Fourth quarter	$0.375	$0.368
Third quarter	$0.375	$0.368
Second quarter	$0.368	$0.362
First quarter	$0.368	$0.362

MGE

The following table sets forth MGE's quarterly cash dividends declared during 2010 and 2009:

(In thousands)	2010	2009
Fourth quarter	$6,596	$6,478
Third quarter	$6,596	$6,478
Second quarter	$6,478	$6,361
First quarter	$6,478	$-

See discussion below as well as the "Liquidity and Capital Resources - Financing Activities" under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for a description of restrictions applicable to dividend payments by MGE.

Dividend Restrictions

Dividend payments by MGE to MGE Energy are subject to restrictions arising under a PSCW rate order and, to a lesser degree, MGE's first mortgage bonds. The PSCW order limits the amount of dividends that MGE may pay MGE Energy when its common equity ratio, calculated in the manner used in the rate proceeding, is less than 55%. Under those circumstances, MGE may not pay annual dividends in excess of $28.8 million plus dividends on shares issued in excess of the issued share number used in the rate proceeding forecast if the proceeds are invested in MGE. MGE's thirteen month rolling average common equity ratio at December 31, 2010, is estimated to be 58.5% as determined under the calculation used in the rate proceeding. MGE paid cash dividends of $26.2 million to MGE Energy in 2010.The rate proceeding calculation includes as indebtedness imputed amounts for MGE's outstanding purchase power capacity payments and other PSCW adjustments, but does not include the indebtedness associated with MGE Power West Campus and MGE Power Elm Road, which are consolidated into MGE's financial Statements.

MGE has covenanted with the holders of its first mortgage bonds not to declare or pay any dividend or make any other distribution on or purchase any shares of its common stock unless, after giving effect thereto, the aggregate amount of all such dividends and distributions and all amounts applied to such purchases, after December 31, 1945, shall not exceed the earned surplus (retained earnings) accumulated subsequent to December 31, 1945. As of December 31, 2010, approximately $248.6 million was available for the payment of dividends under this covenant.

Issuer Purchases of Equity Securities

MGE Energy

				Maximum number (or
				Approximate Dollar
	Total		Total Number	Value) of Shares That
	Number	Average	of Shares	May Yet Be
	of	Price	Purchased as Part of	Purchased
	Shares	Paid	Publicly Announced	Under the Plans or
Period	Purchased	per Share	Plans or Programs*	Programs*
October 1-31, 2010	39,225	$40.49	-	-
November 1-30, 2010	28,650	41.58	-	-
December 1-31, 2010	66,845	42.50	-	-
Total	134,720	$41.72	-	-

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

MGE

None.

Stock Performance Graph

The performance graph below illustrates a five-year comparison of cumulative total returns based on an initial investment of $100 in MGE Energy common stock, as compared with the Russell 2000 and the EEI Index for the period 2006 through 2010.

This performance chart assumes:

•

$100 invested on December 31, 2005, in MGE Energy common stock, in the Russell 2000 and the EEI Index; and

•

All dividends are reinvested.

Value of Investment at December 31,

	2005	2006	2007	2008	2009	2010
MGEE	$100	$112	$114	$110	$125	$156
Russell 2000	100	118	117	77	98	124
EEI Index	100	121	141	104	115	124

Item 6. Selected Financial Data.

MGE Energy

(In thousands, except per-share amounts)

	For the years ended December 31,
	2010	2009	2008	2007	2006

Summary of Operations
Operating revenues:
Regulated electric	$360,729	$332,324	$345,962	$334,488	$318,912
Regulated gas	165,915	192,334	242,598	197,925	185,226
Nonregulated	5,947	9,161	7,433	5,181	3,408
Total	532,591	533,819	595,993	537,594	507,546
Operating expenses	418,931	431,296	491,418	438,156	413,150
Other general taxes	17,058	17,858	16,793	15,771	15,402
Operating income	96,602	84,665	87,782	83,667	78,994
Other income, net	11,093	8,096	8,044	6,069	4,329
Interest expense, net	(16,157)	(13,594)	(14,002)	(13,056)	(15,001)
Income before taxes	91,538	79,167	81,824	76,680	68,322
Income tax (provision) benefit	(33,820)	(28,170)	(29,056)	(27,855)	(25,899)
Net income	$57,718	$50,997	$52,768	$48,825	$42,423
Average shares outstanding	23,114	23,070	22,197	21,520	20,564
Basic and diluted earnings per share	$2.50	$2.21	$2.38	$2.27	$2.06
Dividends declared per share	$1.49	$1.46	$1.43	$1.41	$1.39

Assets
Electric	$721,721	$695,897	$677,540	$614,949	$547,150
Gas	257,505	249,610	284,211	234,002	228,639
Assets not allocated	22,079	22,342	14,642	14,876	10,472
Nonregulated energy operations	300,862	292,101	271,568	227,415	177,234
Transmission investments	54,241	51,728	46,292	40,808	38,470
All others	376,219	389,744	381,433	342,491	298,261
Eliminations	(414,734)	(419,537)	(407,411)	(362,954)	(319,792)
Total	$1,317,893	$1,281,885	$1,268,275	$1,111,587	$980,434

Capitalization including Short-Term Debt
Common shareholders' equity	$525,080	$501,795	$478,202	$427,726	$375,348
Long-term debt*	336,018	322,470	272,408	262,346	252,284
Short-term debt	22,500	64,500	124,500	103,500	57,000
Total capitalization and short-term debt	$883,598	$888,765	$875,110	$793,572	$684,632

*Includes current maturities

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

Our principal subsidiary is MGE, which generates and distributes electric energy, distributes natural gas, and represents a majority portion of our assets, liabilities, revenues, and expenses. MGE generates and distributes electricity to approximately 139,000 customers in Dane County, Wisconsin, including the city of Madison, and purchases and distributes natural gas to approximately 143,000 customers in the Wisconsin counties of Columbia, Crawford, Dane, Iowa, Juneau, Monroe, and Vernon.

Our nonregulated energy operations own interests in new electric generating capacity that is leased to MGE. The ownership/leasing structure was adopted under applicable state regulatory guidelines for MGE's participation in these generation facilities, consisting principally of a stable return on the equity investment in the new generation facilities over the term of the related leases. The nonregulated energy operations include partial ownership of a cogeneration project on the UW-Madison campus and an undivided 8.33% ownership interest in two 615 MW coal-fired generating units in Oak Creek, Wisconsin, one of which entered commercial operation on February 2, 2010 and the other of which entered commercial operation on January 12, 2011. MGE operates the cogeneration project, and a third party operates the units in Oak Creek. Due to the nature of MGE's participation in these facilities, the results of our nonregulated operations are also consolidated into MGE's consolidated financial position and results of operations under applicable accounting standards.

Executive Overview

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

For the year ended December 31, 2010, MGE Energy's earnings were $57.7 million or $2.50 per share compared to $51.0 million or $2.21 per share for the same period in the prior year. MGE's earnings for the year ended December 31, 2010, were $37.7 million compared to $35.9 million for the same period in the prior year.

MGE Energy's income was derived from our business segments as follows:

(In millions)	Year Ended December 31,
Business Segment:	2010	2009	2008
Electric Utility	$30.2	$23.9	$25.7
Gas Utility	7.4	9.9	9.8
Nonregulated Energy	15.8	11.1	10.1
Transmission Investments	5.1	4.9	4.3
All Other	(0.8)	1.2	2.9
Net Income	$57.7	$51.0	$52.8

Our net income during 2010 compared to 2009 primarily reflects the effects of the following factors:

•

A 10.0% increase in retail electric revenues reflecting increased customer demand primarily as a result of warmer-than-normal summer weather, particularly when compared to the cooler-than-normal weather of the prior period. Cooling degree days (a measure for determining the impact of weather during the cooling season) increased by 125% compared to the prior period.

•

An 8.2% decrease in gas sales reflecting lower customer demand due to a milder winter. Heating degree days (a measure for determining the impact of weather during the heating season) decreased by 8% compared to the prior period. In addition, the 2009 results reflect the receipt by the gas utility of the benefit of $1.9 million (pretax) from capacity release revenues and commodity savings as a result of GCIM.

•

The electric and gas utilities received a one-time $2.6 million (pretax) gain on a sale of property to ATC during March 2010.

•

Higher nonregulated energy revenues are attributable to Elm Road Unit 1 entering commercial operation in February 2010.

Our net income during 2009 compared to 2008 primarily reflects the effects of the following factors:

•

A 3.9% decrease in electric revenue, reflecting lower customer demand primarily as a result of cooler-than-normal summer weather. According to the National Weather Service, July 2009 was the coolest on record in Madison, where MGE's primary service territory resides. Cooling degree days (a measure for determining the impact of weather during the cooling season) for 2009 decreased by 32% compared to 2008. Reduced economic activity also contributed to the reduced demand for service.

•

Retail gas sales were relatively flat compared to the prior year. In 2008, the gas utility had expensed a $1.3 million settlement (excludes premium) associated with a weather hedge (heating degree collar) as a result of colder-than-normal weather. The gas utility had no weather hedges during 2009.

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

During 2010, the following events occurred:

Elm Road Units: Elm Road Unit 1 entered commercial operation on February 2, 2010. On February 4, 2010, our subsidiary, MGE Power Elm Road, which owns an ownership interest in those Units, issued $50 million of its 5.04% senior secured notes to refinance a portion of the costs of those Units. The proceeds of those notes were used to repay borrowings under MGE Energy's credit facilities.

ATC: MGE Transco contributed $0.7 million for voluntary capital contributions to ATC for the year ended December 31, 2010.

Smart Grid Investment Grant: MGE has been approved by the U.S. Department of Energy (DOE) under the federal stimulus program for a $5.5 million grant for smart grid projects. The DOE grant requires MGE to match the grant funding, bringing the total cost of the proposed projects to more than $11 million. The proposed projects will install technologies to boost efficiency, enhance service and improve reliability for customers. The stimulus grant will help fund the following projects: advanced metering infrastructure, plug-in hybrid electric vehicles support, and distribution management. As of December 31, 2010, MGE has spent $2.5 million related to these projects.

During 2011, several items may affect us, including:

2011 Rate Filing: In January 2011, the PSCW authorized MGE to increase 2011 rates for retail electric customers by 2.3% and increase rates for gas customers by 1.0%. The increase in retail electric rates was primarily driven by costs for MGE's share of the Elm Road Units.

General economic conditions: Economic conditions both inside and outside our service area are expected to continue to affect the level of demand for our utility services and may affect the collection of our accounts receivable and the creditworthiness of counterparties with whom we do business. We have in place lines of credit aggregating $115 million for MGE Energy (including MGE) and $75 million for MGE to address our liquidity needs.

Elm Road Unit: Elm Road Unit 2 entered commercial operation on January 12, 2011.

Environmental Initiatives: There are proposed legislation, rules and initiatives involving matters related to air emissions, water effluent, hazardous materials and greenhouse gases, all of which affect generation plant capital expenditures and operating costs as well as future operational planning. Such legislation and rulemaking could significantly affect the costs of owning and operating fossil-fueled generating plants, such as Columbia and Elm Road Unit 1, from which we derive approximately 34% of our electric generating capacity. We would expect to seek and receive recovery of any such costs in rates; however, it is difficult to estimate the amount of such costs due to the uncertainty as to the timing and form of the legislation and rules, and the scope and time of the recovery of costs in rates. In addition, MGE is involved in claims surrounding the alleged failure, among other things, to obtain necessary air permits and implement necessary emission controls associated with activities previously undertaken at Columbia. MGE and the other co-owners are defending against these claims. MGE is currently unable to predict the impact of these claims on its financial condition or results of operations at this time. However, should there ultimately be an adverse outcome, MGE believes it could have a significant effect.

The following discussion is based on the business segments as discussed in Footnote 23.

Results of Operations

Year Ended December 31, 2010, Versus the Year Ended December 31, 2009

Electric Utility Operations - MGE Energy and MGE

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the periods indicated:

	Revenues			Sales
(in thousands, except cooling degree days)	2010	2009	% Change	2010	2009	% Change
Residential	$122,237	$109,788	11.3%	826,020	772,724	6.9%
Commercial	190,265	176,231	8.0%	1,811,474	1,765,831	2.6%
Industrial	20,125	16,906	19.0%	267,939	253,590	5.7%
Other-retail/municipal	34,795	31,010	12.2%	421,931	402,994	4.7%
Total retail	367,422	333,935	10.0%	3,327,364	3,195,139	4.1%
Sales to the market	2,005	2,086	(3.9)%	40,593	14,993	170.7%
Other revenues	1,915	7,231	(73.5)%	-	-	- %
Adjustments to revenues	(10,613)	(10,928)	2.9%	-	-	- %
Total	$360,729	$332,324	8.5%	3,367,957	3,210,132	4.9%

Cooling degree days (normal 617)				829	368	125.3%

Electric operating revenues increased $28.4 million or 8.5% for the year ended December 31, 2010, due to the following:

(In millions)
Volume	$14.6
Rate changes	13.4
Fuel refund (2009)	5.5
Adjustments to revenues	0.3
Other revenues	(5.4)
Total	$28.4

•

Volume. During the year ended December 31, 2010, there was a 4.1% increase in total retail sales volumes compared to the same period in the prior year, reflecting the warmer-than-normal weather experienced in the current period compared to the cooler-than-normal weather experienced in the prior period.

•

Rates changes. Rates charged to retail customers for the year ended December 31, 2010, were 3.9% or $13.4 million higher than those charged during the same period in the prior year.

In December 2009, the PSCW authorized MGE to increase 2010 rates for retail electric customers by 3.3% or $11.9 million. The increase in retail electric rates is driven by costs for MGE's share of the Elm Road Units and transmission reliability enhancements.

In May 2009, MGE implemented a credit of $0.00204 per kWh, due to a decrease in actual electric fuel costs. During the year ended December 31, 2009, $4.1 million had been credited to electric customers.

•

Fuel refund. As a result of lower than expected fuel and purchased power costs in 2008, a fuel refund was approved. The PSCW issued a final order approving the refund amount of $5.5 million, which was applied to customers' accounts in March 2009. This refund reduced revenues for the year ended December 31, 2009, but was offset in other revenues as described below.

•

Sales to the market. Sales to the market represent wholesale sales made to third parties who are not ultimate users of the electricity. These sales may include spot market transactions on the markets operated by MISO or PJM. These sales may also include bilateral sales to other utilities or power marketers. Generating units are dispatched by MISO based on cost considerations as well as reliability of the system. Sales to the market typically occur when MGE has more generation and purchases online than is needed for its own system demand. The excess electricity is then sold to others in the market. For the year ended December 31, 2010, market volumes increased due to more internal generation available for sale to the market compared to the prior year, reflecting increased opportunities for sales.

•

Other revenues. Other electric revenues decreased $5.4 million for the year ended December 31, 2010, compared to the same period in the prior year. This is primarily a result of MGE recording $5.5 million in other electric revenues during the year ended December 31, 2009, to offset the impact of the 2008 fuel refund returned to customers in 2009.

•

Adjustments to revenues. Included in rates for 2010 is a full year of lease payments associated with Elm Road Unit 1 and four months of lease payments associated with Elm Road Unit 2. However, the lease payments for Elm Road Unit 1 did not begin until February 2010 when the unit went into service and no lease payments were made for Elm Road Unit 2, since the unit was not in service until January 12, 2011. As a result, $3.6 million was included in adjustments to revenues to defer and return to customers the lease payments collected in rates.

The adjustments to revenues amount also includes the elimination of carrying costs for WCCF and the Elm Road Units that were collected in electric rates, which are recognized as nonregulated energy operating revenues in our Nonregulated Energy Operations segment. The amount eliminated was $7.0 million and $10.7 million for the years ended December 31, 2010 and 2009, respectively.

Electric fuel and purchased power

The expense for fuel for electric generation increased $5.1 million or 13.7% during the year ended December 31, 2010, compared to the same period in the prior year, reflecting higher generation at Elm Road and Columbia. Elm Road Unit 1 entered commercial operation on February 2, 2010.

Purchased power expense decreased by $13.9 million or 16.3% during the year ended December 31, 2010, compared to the same period in the prior year. This decrease in expense reflects a $12.4 million or 14.8% decrease in the volume of power purchased from third parties and a $1.5 million or 1.8% decrease in the per-unit cost of purchased power, driven by Elm Road Unit 1 becoming operational in February 2010 and increased production at Columbia.

Electric operating and maintenance expenses

Electric operating and maintenance expenses increased $15.9 million during the year ended December 31, 2010, compared to the same period in 2009. The following changes contributed to the net change:

(In millions)
Increased administrative and general costs	$6.2
Increased transmission costs	4.9
Increased production costs	3.4
Increased distribution costs	1.4
Total	$15.9

For the year ended December 31, 2010, increased administrative and general costs were primarily due to increased pension costs and the amortization of deferred pension expenses from 2009. These pension costs were deferred and recovery in rates began in 2010. Transmission costs increased primarily due to an increase in network service fees pertaining to ATC. Production costs increased due to Elm Road Unit 1 becoming operational in February 2010. Distribution costs increased mainly as a result of increased overhead and underground line expenses.

Electric depreciation expense

Electric depreciation expense decreased $1.3 million for the year ended December 31, 2010, compared to the same period in the prior year. This decrease was a result of new depreciation rates becoming effective for 2010.

Gas Utility Operations - MGE Energy and MGE

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class during each of the periods indicated:

(In thousands, except HDD and average rate per therm of retail customer)	Revenues			Therms Delivered
	2010	2009	% Change	2010	2009	% Change
Residential	$92,947	$105,624	(12.0)%	87,780	95,718	(8.3)%
Commercial/Industrial	69,919	81,335	(14.0)%	100,954	111,276	(9.3)%
Total retail	162,866	186,959	(12.9)%	188,734	206,994	(8.8)%
Gas Transportation	2,488	2,903	(14.3)%	35,871	37,611	(4.6)%
Other revenues	561	2,472	(77.3)%	-	-	- %
Total	$165,915	$192,334	(13.7)%	224,605	244,605	(8.2)%
Heating degree days (normal 7,080)				6,798	7,357	(7.6)%
Average Rate Per Therm of
Retail Customer	$0.863	$0.903	(4.4)%

Gas revenues decreased $26.4 million or 13.7% for the year ended December 31, 2010. These changes are related to the following factors:

(In millions)
Gas deliveries	$(15.8)
Gas costs/rates	(8.3)
Transportation and other effects	(2.3)
Total	$(26.4)

•

Retail gas deliveries. For the year ended December 31, 2010, retail gas deliveries decreased 8.8% compared to the same period in 2009 as a result of milder weather during the winter months.

•

Gas costs/rates. The average retail rate per therm for the year ended December 31, 2010, decreased 4.5% compared to the same period in 2009. The primary contributor to this decrease is significantly lower natural gas commodity costs. In December 2009, the PSCW authorized MGE to decrease gas rates 0.74% or $1.5 million.

•

Transportation and other revenues. Transportation and other revenues decreased a total of $2.3 million primarily due to a decrease in income realized under the GCIM.

Under MGE's GCIM which ended in 2010, if actual gas commodity savings and capacity release revenues are above or below a benchmark set by the PSCW, then MGE's gas sales service customers and shareholders share in any increased costs or savings per percentages set by the PSCW. For the year ended December 31, 2009, shareholders received a benefit from capacity release revenues and commodity savings under GCIM of $1.9 million.

Cost of gas sold

For the year ended December 31, 2010, cost of gas sold decreased by $19.3 million, compared to the same period in the prior year. The volume of gas purchased decreased 7.9% which resulted in $9.7 million of reduced expense. In addition, an 8.4% decrease in the cost per therm of natural gas resulted in $9.6 million of reduced expense.

Gas operating and maintenance expenses

Gas operating and maintenance expenses increased $2.8 million for the year ended December 31, 2010, compared to the same period a year ago. The following changes contributed to the net change.

(In millions)
Increased administrative and general costs	$3.9
Decreased production costs	(0.2)
Decreased distribution costs	(0.2)
Decreased customer accounts costs	(0.3)
Decreased customer service costs	(0.4)
Total	$2.8

For the year ended December 31, 2010, increased administrative and general costs were primarily due to increased pension costs and the amortization of deferred pension expenses from 2009. The incremental pension costs were deferred in 2009 and rate recovery of these costs began in 2010.

Gas depreciation expense

Gas depreciation expense decreased $4.3 million for the year ended December 31, 2010, compared to the same period in the prior year. This decrease was a result of new depreciation rates becoming effective for 2010.

Other Income (deductions), Net

For the year ended December 31, 2010, other income, net for the electric and gas segments increased by $3.2 million, compared to the same period in the prior year. This increase is primarily due to a one-time $2.6 million pretax gain on a sale of property to ATC during March 2010 and a one-time $0.5 million pretax gain on a sale of property during September 2010.

Nonregulated Energy Operations - MGE Energy and MGE

Nonregulated energy operating revenues

Operating revenues from nonregulated energy operations increased $10.3 million for the year ended December 31, 2010, when compared to the same period in the prior year, reflecting the commencement of commercial operations at Elm Road Unit 1 in February 2010.

MGE also received approval from the PSCW to collect carrying costs expected to be incurred by MGE Power Elm Road during construction of the Elm Road Units. MGE estimates that the total carrying costs on the Elm Road Units will be approximately $62.6 million. A portion of this amount is being recognized over the period recovered in rates and a portion is being deferred and will be recognized over the period in which the Units are depreciated. See Footnote 21 for additional information regarding these carrying charges. For the years ended December 31, 2010 and 2009, MGE Power Elm Road recognized $4.8 million and $8.1 million, respectively, related to carrying costs on the Elm Road Units.

Nonregulated depreciation expense

Nonregulated depreciation expense increased $2.5 million for the year ended December 31, 2010, compared to the same period in the prior year. This additional depreciation is related to the commencement of commercial operations at Elm Road Unit 1 in February 2010.

Nonregulated energy interest expense, net

For the years ended December 31, 2010 and 2009, interest expense, net at the nonregulated energy operations segment was $2.7 million. Interest expense at the nonregulated energy segment for both the years ended December 31, 2010 and 2009, includes interest expense incurred on $50 million of borrowings at MGE Power West Campus, which were long-term and fixed-rate during both periods, and $50 million of borrowings at MGE Power Elm Road, which were long-term and fixed-rate during 2010.

Included in the nonregulated interest expense is interdepartmental interest expense and capitalized interest at MGE Power Elm Road. During the years ended December 31, 2010 and 2009, MGE Power Elm Road was charged $0.3 million and $3.4 million, respectively, in interest expense by Corporate on funds borrowed for the Elm Road Units. This expense is eliminated upon consolidation for MGE Energy only. The interest expense at MGE Power Elm Road is offset in capitalized interest.

During the year ended December 31, 2009, MGE Power Elm Road recorded $0.1 million in net interest income on cash advanced to ERS for construction of transmission equipment and work done by ATC related to the Elm Road Units. No interest income on cash advanced to ERS was recorded during the year ended December 31, 2010.

Transmission Investment Operations - MGE Energy and MGE

Transmission investment other income

For the years ended December 31, 2010 and 2009, other income at the transmission investment segment was $8.5 million and $8.2 million, respectively. The transmission investment segment holds our interest in ATC, and its income reflects our equity in the earnings of ATC. See Footnote 4.b for additional information concerning ATC and summarized financial information regarding ATC.

All Other Nonregulated Operations - MGE Energy

All other interest income, net

All other interest income, net for the years ended December 31, 2010 and 2009, was less than $0.1 million and $2.8 million, respectively. Interest income for the year ended December 31, 2010, represents $0.3 million in interdepartmental interest income from MGE Power Elm Road, offset by $0.3 million in interest expense on short-term debt. Interest income for the year ended December 31, 2009, represents $3.4 million in interdepartmental interest income from MGE Power Elm Road, partially offset by $0.6 million in interest expense on short-term debt.

Consolidated Other General Taxes

MGE Energy's and MGE's other general taxes decreased $0.8 million or 4.5% for the year ended December 31, 2010, when compared to the same period in 2009, due to decreased Wisconsin license fee tax. The annual license fee tax expense is based on the prior year's adjusted operating revenues. Tax rates have not changed.

Consolidated Income Taxes – MGE Energy and MGE

MGE Energy's effective income tax rate for the year ended December 31, 2010, is 37.0% compared to 35.6% for the same period in 2009, and MGE's effective income tax rate for the year ended December 31, 2010, is 37.0% compared to 35.4% for the same period in 2009. The effective income tax rate differences for both MGE Energy and MGE are primarily due to a decrease in the federal wind energy credit. The 10-year tax credit attributable to the Kewaunee wind farm lapsed during 2009.

For 2009 tax return purposes, MGE Energy and MGE changed its income tax methods of accounting for electric repairs. The effect on the 2010 financial statements of the finalization pertaining to the electric repairs adjustment is an increase to deferred tax expense and a corresponding decrease in the current tax provision in the amount of approximately $6.0 million.

The tax method change did not have an impact on income before income tax expense in the income statements of MGE Energy and MGE.

Noncontrolling Interest, Net of Tax - MGE

The noncontrolling interest, net of tax, reflects the accounting required for MGE Energy's interest in the WCCF and Elm Road Units. MGE Energy owns 100% of MGE Power West Campus and MGE Power Elm Road; however, due to the contractual agreements for these projects with MGE, the entities are considered VIEs and their results are consolidated with those of MGE, the primary beneficiary of the VIEs. Also included in noncontrolling interest, net of tax, is MGE Energy's interest in MGE Transco.

For the year ended December 31, 2010, MGE Energy (through its wholly owned subsidiary MGE Power) earned $7.7 million and $11.3 million, net of tax, for its interest in MGE Power West Campus and MGE Power Elm Road, respectively. Additionally, MGE Energy earned $1.8 million, net of tax, for its interest in MGE Transco for the year ended December 31, 2010. These amounts are recorded as noncontrolling interest expense, net of tax, on MGE's consolidated statement of income.

For the year ended December 31, 2009, MGE Energy (through its wholly owned subsidiary MGE Power) had earned $7.6 million and $4.9 million, net of tax, for its interest in MGE Power West Campus and MGE Power Elm Road, respectively. Additionally, MGE Energy had earned $1.5 million, net of tax, for its interest in MGE Transco for the year ended December 31, 2009. These amounts are recorded as noncontrolling interest expense, net of tax, on MGE's consolidated statement of income.

Year Ended December 31, 2009, Versus the Year Ended December 31, 2008

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the periods indicated:

	Revenues			Sales
(in thousands, except cooling degree days)	2009	2008	% Change	2009	2008	% Change
Residential	$109,788	$117,241	(6.4)%	772,724	810,414	(4.7)%
Commercial	176,231	186,910	(5.7)%	1,765,831	1,838,080	(3.9)%
Industrial	16,906	19,463	(13.1)%	253,590	273,657	(7.3)%
Other-retail/municipal	31,010	31,685	(2.1)%	402,994	405,008	(0.5)%
Total retail	333,935	355,299	(6.0)%	3,195,139	3,327,159	(4.0)%
Sales to the market	2,086	5,303	(60.7)%	14,993	53,733	(72.1)%
Other revenues	(3,697)	(14,640)	74.7%	-	-	- %
Total	$332,324	$345,962	(3.9)%	3,210,132	3,380,892	(5.1)%

Cooling degree days (normal 626)				368	538	(31.6)%

Electric operating revenues decreased $13.6 million or 3.9% for the year ended December 31, 2009, due to the following:

(In millions)
Volume	$(13.8)
Rate changes	(7.6)
Sales to the market	(3.2)
Other revenues	11.0
Total	$(13.6)

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

•

Sales to the market. Sales to the market represent wholesale sales made to third parties who are not ultimate users of the electricity. These sales may include spot market transactions on the markets operated by MISO or PJM. These sales may also include bilateral sales to other utilities or power marketers. Generating units are dispatched by MISO based on cost considerations as well as reliability of the system. Sales to the market typically occur when MGE has more generation and purchases online than is needed for its own system demand. The excess electricity is then sold to others in the market. For the year ended December 31, 2009, sales to the market decreased $3.2 million when compared to the same period in the prior year, reflecting decreased opportunities for sales.

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

Other electric revenues reflect the elimination of carrying costs for WCCF and the Elm Road Units that were collected in electric rates, which are recognized as nonregulated energy operating revenues in our Nonregulated Energy Operations segment. The amount eliminated was $10.7 million and $11.0 million for the years ended December 31, 2009 and 2008, respectively.

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

Gas Utility Operations - MGE Energy and MGE

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class during each of the periods indicated:

(In thousands, except HDD and average rate per therm of retail customer)	Revenues			Sales
	2009	2008	% Change	2009	2008	% Change
Residential	$105,624	$130,012	(18.8)%	95,718	100,014	(4.3)%
Commercial/Industrial	81,335	106,582	(23.7)%	111,276	107,329	3.7%
Total retail	186,959	236,594	(21.0)%	206,994	207,343	(0.2)%
Gas Transportation	2,903	2,903	- %	37,611	37,053	1.5%
Other revenues	2,472	3,101	(20.3)%	-	-	- %
Total	$192,334	$242,598	(20.7)%	244,605	244,396	0.1%
Heating degree days (normal 7,107)				7,357	7,716	(4.7)%
Average Rate Per Therm of
Retail Customer	$0.903	$1.141	(20.9)%

Gas revenues decreased $50.3 million or 20.7% for the year ended December 31, 2009. These changes are related to the following factors:

(In millions)
Gas costs/rates	$(49.3)
Transportation and other effects	(0.7)
Gas deliveries	(0.3)
Total	$(50.3)

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

Cost of gas sold

For the year ended December 31, 2009, cost of gas sold decreased by $48.5 million, compared to the same period in the prior year. The cost per therm of natural gas decreased 27.6%, which resulted in $46.9 million of reduced expense. In addition, a 0.9% decrease in the volume of gas purchased resulted in $1.6 million less expense.

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

For 2009 tax return purposes, MGE Energy and MGE changed its income tax methods of accounting for repairs based on current Treasury Regulations and case law. The change in income tax methods of accounting involves, among other things, identification of appropriate units of property for repair work and computation of a cumulative one-time tax deduction able to be claimed in 2009. The effect on the 2009 financial statements of the cumulative adjustment is an increase to deferred tax expense and a corresponding decrease in the current tax provision in the amount of about $9.2 million. The tax method change did not have an impact on income before income tax expense in the income statements of MGE Energy and MGE.

Noncontrolling Interest, Net of Tax

The noncontrolling interest, net of tax, reflects the accounting required for MGE Energy's interest in the WCCF and Elm Road Units. MGE Energy owns 100% of MGE Power West Campus and MGE Power Elm Road; however, due to the contractual agreements for these projects with MGE, the entities are considered VIEs and their results are consolidated with those of MGE, the primary beneficiary of the VIEs. Also included in noncontrolling interest, net of tax, is MGE Energy's interest in MGE Transco.

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

Liquidity and Capital Resources

Cash Flows

The following summarizes cash flows for MGE Energy and MGE during the year ended 2010, 2009, and 2008:

	MGE Energy			MGE
(In thousands)	2010	2009	2008	2010	2009	2008
Cash provided by/(used for):
Operating activities	$124,033	$117,909	$74,712	$115,192	$121,264	$74,307
Investing activities	(57,385)	(79,975)	(104,282)	(57,436)	(78,344)	(106,849)
Financing activities	(64,242)	(37,336)	29,887	(55,736)	(41,764)	32,001

Cash Provided by Operating Activities

MGE Energy

MGE Energy's consolidated net cash provided by operating activities is derived mainly from the electric and gas operations of its principal subsidiary, MGE.

2010 vs. 2009

Cash provided by operating activities for the year ended December 31, 2010, was $124.0 million, an increase of $6.1 million when compared to the same period in the prior year, primarily due to the benefit of less taxes paid as a result of a tax method change in accounting for repairs and higher net income.

MGE Energy's net income increased $6.7 million for the year ended December 31, 2010, when compared to the same period in the prior year.

Working capital accounts resulted in $3.8 million in cash used by operating activities for the year ended December 31, 2010, primarily due to increased receivables and decreased payables, partially offset by decreased prepaid taxes (a result of a tax method change in accounting for repairs) and decreased inventories. Working capital accounts resulted in $12.6 million in cash provided by operating activities for the year ended December 31, 2009, primarily due to decreased receivables, decreased inventories (due to lower natural gas costs), and decreased unbilled revenues, partially offset by decreased accounts payable.

The cash flows for the year ended December 31, 2010, reflect a $7.7 million benefit of lower taxes payable, compared to the same period in the prior year, primarily due to the additional benefit from the finalization of the income tax method change in accounting for electric repairs.

Pension contribution resulted in an additional $1.6 million in cash used by operating activities for the year ended December 31, 2010, when compared to the same period in the prior year. These contributions were made to comply with the Employee Retirement Income Security Act (ERISA) and the Pension Protection Act of 2006, and additional contributions were at management's discretion. See Footnote 13 for further discussion of MGE Energy's pension and other postretirement benefits.

MGE Energy's other noncurrent items, net contributed $8.9 million of operating cash inflows for the year ended December 31, 2010, compared to $0.6 million in the prior year. This increase is a result of the regulatory liability for Elm Road Units related costs. In 2010, MGE started collecting lease payments based on the expected commercial operation dates of the Elm Road Units. Any difference between the expected start date and the actual start date of the lease payments will be returned to customers in the next base rate case.

2009 vs. 2008

Cash provided by operating activities for the year ended December 31, 2009, was $117.9 million, an increase of $43.2 million when compared to the same period in the prior year, primarily due to working capital changes.

Working capital accounts resulted in $12.6 million in cash provided by operating activities for the year ended December 31, 2009, compared to $32.2 million in cash used for operating activities during the same period in the prior year. The increase in cash provided by working capital accounts is primarily attributable to decreased inventory (due to lower natural gas costs), lower accounts receivable (due to lower sales and commodity costs), and reduced collateral postings in the derivative portfolio.

MGE Energy's net income decreased $1.8 million for the year ended December 31, 2009, when compared to the same period in the prior year.

Cash flows related to tax effects increased $9.1 million for the year ended December 31, 2009, compared to the year ended December 31, 2008, primarily due to tax depreciation differences associated with bonus depreciation and the income tax method change in accounting for repairs.

Pension contribution resulted in an additional $7.6 million in cash used by operating activities for the year ended December 31, 2009, when compared to the same period in the prior year. These contributions were made to comply with the ERISA and the Pension Protection Act of 2006, and additional contributions were at management's discretion. See Footnote 13 for further discussion of MGE Energy's pension and other postretirement benefits.

MGE

2010 vs. 2009

Cash provided by operating activities for the year ended December 31, 2010, was $115.2 million, a decrease of $6.1 million when compared to the same period in the prior year, primarily due to working capital changes.

Net income increased $8.7 million for the year ended December 31, 2010, when compared to the same period in the prior year.

Working capital accounts resulted in $10.9 million in cash used by operating activities for the year ended December 31, 2010, primarily due to increased receivables, increased prepaid taxes (a result of a tax method change in accounting for repairs), and decreased payables, partially offset by decreased inventories. Working capital accounts resulted in $17.8 million in cash provided by operating activities for the year ended December 31, 2009, primarily due to decreased receivables, decreased inventories (due to lower natural gas costs), and decreased unbilled revenues, partially offset by decreased accounts payable.

The cash flows for the year ended December 31, 2010, reflect a $7.8 million benefit of lower taxes payable, compared to the same period in the prior year, primarily due to the additional benefit from the finalization of the income tax method change in accounting for electric repairs.

Pension contribution resulted in an additional $1.6 million in cash used by operating activities for the year ended December 31, 2010, when compared to the same period in the prior year. These contributions were made to comply with the ERISA and the Pension Protection Act of 2006, and additional contributions were at management's discretion. See Footnote 13 for further discussion of MGE Energy's pension and other postretirement benefits.

MGE Energy's other noncurrent items, net contributed $6.8 million of operating cash inflows for the year ended December 31, 2010, compared to $0.6 million in the prior year. This increase is a result of the regulatory liability for Elm Road Units related costs. In 2010, MGE started collecting lease payments based on the expected commercial operation dates of the Elm Road Units. Any difference between the expected start date and the actual start date of the lease payments will be returned to customers in the next base rate case.

2009 vs. 2008

Cash provided by operating activities for the year ended December 31, 2009, was $121.3 million, an increase of $47.0 million when compared to the same period in the prior year primarily due to working capital changes.

Working capital accounts resulted in $17.8 million in cash provided by operating activities for the year ended December 31, 2009, compared to $33.7 million in cash used for operating activities during the same period in the prior year. The increase in cash provided by working capital accounts is primarily attributable to decreased inventory (due to lower natural gas costs), lower accounts receivable (due to lower sales and commodity costs), and reduced collateral postings in the derivative portfolio.

Net income decreased $1.7 million for the year ended December 31, 2009, when compared to the same period in the prior year.

Cash flows related to tax effects increased $8.1 million for the year ended December 31, 2009, compared to the year ended December 31, 2008, primarily due to tax depreciation differences associated with bonus depreciation and the income tax method change in accounting for repairs.

Pension contribution resulted in an additional $7.6 million in cash used by operating activities for the year ended December 31, 2009, when compared to the same period in the prior year. These contributions were made to comply with the ERISA and the Pension Protection Act of 2006, and additional contributions were at management's discretion. See Footnote 13 for further discussion of MGE Energy's pension and other postretirement benefits.

Capital Requirements and Investing Activities

MGE Energy

2010 vs. 2009

MGE Energy's cash used for investing activities decreased $22.6 million for the year ended December 31, 2010, when compared to the same period in the prior year.

Capital expenditures for the year ended December 31, 2010, were $60.1 million. This amount represents a $17.8 million decrease from the expenditures made in the same period in the prior year. This decrease is related to decreased construction activity of $14.8 million related to the Elm Road Units and a decrease of $3.3 million in other utility capital expenditures.

Additionally, proceeds of $2.7 million were received for a one time sale of property to ATC in March 2010 and $0.6 million were received for a one time sale of property in September 2010.

2009 vs. 2008

MGE Energy's cash used for investing activities decreased $24.3 million for the year ended December 31, 2009, when compared to the same period in the prior year.

Capital expenditures for the year ended December 31, 2009, were $77.9 million. This amount represents a $27.8 million decrease from the expenditures made in the same period in the prior year. This decrease is related to lower construction activity of $22.8 million related to the Elm Road Units and a $7.8 million decrease of capital expenditures due to the completion in February 2008 of the Top of Iowa III wind generation project. These decreases were partially offset by an increase of $3.1 million in other utility capital expenditures.

During the year ended December 31, 2009, MGE Energy received cash proceeds from the sale of equity investments of $0.1 million compared to the $3.6 million received for the same period in the prior year.

MGE

2010 vs. 2009

MGE's cash used for investing activities decreased $20.9 million for the year ended December 31, 2010, when compared to the same period in the prior year.

Capital expenditures for the year ended December 31, 2010, were $60.1 million. This amount represents a $17.8 million decrease from the expenditures made in the same period in the prior year. This decrease is related to decreased construction activity of $14.8 million related to the Elm Road Units and a decrease of $3.3 million in other utility capital expenditures.

Additionally, proceeds of $2.7 million were received for a one time sale of property to ATC in March 2010 and $0.6 million were received for a one time sale of property in September 2010.

2009 vs. 2008

MGE's cash used for investing activities decreased $28.5 million for the year ended December 31, 2009, when compared to the same period in the prior year.

Capital expenditures for the year ended December 31, 2009, were $77.9 million. This amount represents a $27.8 million decrease from the expenditures made in the same period in the prior year. This decrease is related to lower construction activity of $22.8 million related to the Elm Road Units and a $7.8 million decrease of capital expenditures due to the completion in February 2008 of the Top of Iowa III wind generation project. These decreases were partially offset by an increase of $3.1 million in other utility capital expenditures.

During the year ended December 31, 2009, MGE did not receive cash proceeds from the sale of equity investments compared to the $1.1 million received for the same period in the prior year.

Capital expenditures

The following table shows MGE Energy's budgeted capital expenditures for 2011 and actual capital expenditures for both 2010 and 2009:

(In thousands)	2011	2010	2009
For the years ended December 31,	(Budget)	(Actual)	(Actual)
Electric	$47,970	$33,655	$37,014
Gas	15,430	13,719	13,734
Utility plant total	63,400	47,374	50,748
Nonregulated	3,520	12,708	27,181
MGE Energy total	$66,920	$60,082	$77,929

MGE Energy intends to fund any remaining capital commitments for the Elm Road Units with funds generated from normal operations, the issuance of long-term debt, and short-term debt. MGE Energy's and MGE's liquidity is primarily affected by their construction requirements. On February 4, 2010, MGE Power Elm Road issued $50 million of its 5.04% senior secured notes due 2040, the proceeds of which were used to repay short-term debt. Based upon an oral understanding with a prospective note purchaser, which is subject to the completion and execution of definitive agreements, MGE Power Elm Road expects to issue an additional $30 million of 4.74% senior secured notes due 2041 in the first quarter of 2011. The proceeds from this additional financing are expected to be used to payoff the outstanding bank loans under MGE Energy's line of credit, which were used as short-term financing during the construction of Elm Road. MGE Energy's major 2010 capital projects included the Elm Road Units. During 2010, $12.4 million in capital expenditures were incurred for the construction of the Elm Road Units. Included in this amount is $2.7 million of interest capitalized.

As of December 31, 2010, MGE Power Elm Road's remaining capital commitments for the Elm Road Units are estimated to be $2.2 million in 2011. See Footnote 21a for additional information.

MGE Energy used funds received as dividend payments from MGE Power West Campus as well as short and long-term external financing to meet its 2010 capital requirements and cash obligations, including dividend payments. External financing included short-term financing under existing lines of credit and proceeds from equity issued under the Stock Plan.

Financing Activities

MGE Energy

2010 vs. 2009

Cash used for MGE Energy's financing activities was $64.2 million for the year ended December 31, 2010, compared to $37.3 million of cash used for the year ended December 31, 2009.

MGE Energy received $6.3 million in cash proceeds as the result of stock issued pursuant to the Stock Plan during the year ended December 31, 2009.

As of June 1, 2009, MGE Energy began purchasing stock in the open market for its Stock Plan rather than issuing new shares. All MGE Energy common stock shares under the Stock Plan are sold pursuant to a registration statement that has been filed with the SEC and is currently effective.

For the year ended December 31, 2010, dividends paid were $34.4 million compared to $33.7 million in the prior year. This increase was a result of higher dividend per share ($1.49 vs. $1.46).

For the year ended December 31, 2010, MGE Energy repaid $16.5 million of long-term debt and issued $80.0 million of long-term debt, including the issuance of $50 million of senior secured notes by MGE Power Elm Road, the proceeds of which were used to repay short-term debt.

For the year ended December 31, 2010, net short-term debt repayments were $92.0 million compared to $60.0 million for the same period in the prior year.

2009 vs. 2008

Cash used for MGE Energy's financing activities was $37.3 million for the year ended December 31, 2009, compared to $29.9 million of cash provided by MGE Energy's financing activities for the year ended December 31, 2008.

MGE Energy received $6.3 million and $31.0 million in cash proceeds as the result of stock issued pursuant to the Stock Plan during the years ended December 31, 2009 and 2008, respectively.

As of June 1, 2009, MGE Energy is purchasing stock in the open market for its Stock Plan rather than issuing new shares. All MGE Energy common stock shares under the Stock Plan are sold pursuant to a registration statement that has been filed with the SEC and is currently effective.

For the year ended December 31, 2009, dividends paid were $33.7 million compared to $31.8 million in the prior year. This increase was a result of higher dividend per share ($1.46 vs. $1.43) and an increase in the number of shares outstanding.

For the year ended December 31, 2009, net short-term debt repayments were $10.0 million compared to net short-term borrowings of $21.0 million in the prior year.

In the year ended December 31, 2008, MGE Energy repaid $30.0 million of long-term debt and issued $40.0 million of long-term debt.

MGE

2010 vs. 2009

During the year ended December 31, 2010, cash used for MGE's financing activities was $55.7 million compared to $41.8 million of cash used by MGE's financing activities in the prior year.

Dividends paid from MGE to MGE Energy were $26.2 million for the year ended December 31, 2010 compared to $19.3 million in the prior year.

On February 4, 2010, MGE Power Elm Road issued $50.0 million of long-term debt. The proceeds from the financing were distributed to MGE Energy, which had been using its short-term credit facilities to help finance the Elm Road Units. As a result, distributions to parent from noncontrolling interest increased $45.8 million for the year ended December 31, 2010.

Cash used by financing activities for affiliate financing of the Elm Road Units decreased by $8.3 million for the year ended December 31, 2010, compared to the prior year.

In the year ended December 31, 2010, MGE repaid $16.5 million of long-term debt and issued $80.0 million of long-term debt.

In addition, for the year ended December 31, 2010, net short-term debt repayments were $30.0 million compared to $17.5 million in the prior year.

2009 vs. 2008

During the year ended December 31, 2009, cash used for MGE's financing activities was $41.8 million compared to $32.0 million of cash provided by MGE's financing activities in the prior year.

For the year ended December 31, 2009, net short-term debt repayments were $17.5 million compared to $10.0 million in the prior year.

Dividends paid from MGE to MGE Energy were $19.3 million for the year ended December 31, 2009. No cash dividends were paid from MGE to MGE Energy for the year ended December 31, 2008.

Equity contributions received by noncontrolling interest decreased $34.0 million as a result of MGE Power Elm Road requiring less funding for construction of property, plant and equipment. This decrease is slightly offset by $4.2 million of affiliate financing on the Elm Road Units received in the year ended December 31, 2009.

In the year ended December 31, 2008, MGE repaid $30.0 million of long-term debt and issued $40.0 million of long-term debt.

Dividend Restrictions

Dividend payments by MGE to MGE Energy are subject to restrictions arising under a PSCW rate order and, to a lesser degree, MGE's first mortgage bonds. The PSCW order limits the amount of dividends that MGE may pay MGE Energy when its common equity ratio, calculated in the manner used in the rate proceeding, is less than 55%. Under those circumstances, MGE may not pay dividends in excess of $28.8 million and $31.4 million for 2010 and 2009, respectively, plus dividends on shares issued in excess of the shares issued in the rate proceeding forecast if the proceeds are invested in MGE. MGE's thirteen month rolling average common equity ratio at December 31, 2010 and 2009, is estimated to be 58.5% and 57.5%, respectively, as determined under the calculation used in the rate proceeding. MGE was not restricted from paying cash dividends in 2010. Cash dividends paid to MGE Energy were reduced in 2009 in order to build additional common stock equity in MGE. Cash dividends of $26.2 million and $19.3 million were paid to MGE Energy in 2010 and 2009, respectively. The rate proceeding calculation includes as indebtedness imputed amounts for MGE's outstanding purchase power capacity payments and other PSCW adjustments, but does not include the indebtedness associated with MGE Power West Campus and MGE Power Elm Road, which are consolidated into MGE's financial statements.

MGE has covenanted with the holders of its first mortgage bonds not to declare or pay any dividend or make any other distribution on or purchase any shares of its common stock unless, after giving effect thereto, the aggregate amount of all such dividends and distributions and all amounts applied to such purchases, after December 31, 1945, shall not exceed the earned surplus (retained earnings) accumulated subsequent to December 31, 1945. As of December 31, 2010, approximately $248.6 million was available for the payment of dividends under this covenant.

Credit Facilities

At December 31, 2010, MGE Energy and MGE had the following aggregate bank commitments and available capacity under the credit agreements and the indicated amounts of outstanding commercial paper:

	Aggregate Bank Commitments	Outstanding Commercial Paper	Outstanding Borrowings	Available Capacity
Borrower					Expiration Date
	(Dollars in millions)
MGE Energy	$40.0	$-	$19.0	$21.0	July 30, 2013

MGE	$75.0	$3.5	$-	$71.5	July 30, 2013

Borrowings under each credit agreement may bear interest at a rate that floats daily based upon a prime rate or at a rate fixed for a specified interest period based upon a LIBOR-based index, plus an adder. In the case of the LIBOR-based rates, the adder is based upon the senior unsecured credit rating for MGE and does not exceed 1.25%.

The agreements require the borrower to maintain a ratio of consolidated debt to consolidated total capitalization not to exceed a maximum of 65%. The ratio calculation excludes assets, liabilities, revenues and expenses included in MGE's financial statements as a result of the consolidation of VIEs, such as MGE Power West Campus and MGE Power Elm Road. At December 31, 2010, the ratio of consolidated debt to consolidated total capitalization for each of MGE Energy and MGE were 40.6% and 37.3%, respectively. See Footnote 10, for additional information regarding the credit facilities.

Capitalization Ratios

MGE Energy's capitalization ratios were as follows:

MGE Energy
	2010	2009
Common shareholders' equity	59.4%	56.4%
Long-term debt*	38.0%	36.3%
Short-term debt	2.6%	7.3%
*Includes the current portion of long-term debt.

Credit Ratings

MGE Energy's and MGE's access to the capital markets, including, in the case of MGE, the commercial paper market, and their respective financing costs in those markets, may depend on the credit ratings of the entity that is accessing the capital markets.

None of MGE Energy's or MGE's borrowing is subject to default or prepayment as a results of a downgrading of credit ratings, although a downgrading of MGE's credit ratings could increase fees and interest charges under both MGE Energy's and MGE's credit agreements.

Contractual Obligations and Commercial Commitments for MGE Energy and MGE

MGE Energy's and MGE's contractual obligations as of December 31, 2010, representing cash obligations that are considered to be firm commitments, are as follows:

		Payment due within:			Due after
(In thousands)	Total	1 Year	2-3 Years	4-5 Years	5 Years
MGE Energy
Long-term debt(a)	$336,973	$1,667	$22,980 (j)	$6,284	$306,042
Short-term debt(b)	22,500	22,500	-	-	-
Interest expense(c)	296,252	18,584	36,914	36,390	204,364
Operating leases(d)	18,478	2,443	4,011	2,032	9,992
Purchase obligations (e)	575,173	86,699	125,608	86,394	276,472
Other obligations(f)	9,849	1,926	4,371	1,597	1,955
Purchase obligations - Elm Road(g)	2,250	2,250	-	-	-
Purchase obligations - Environmental(h)	38,829	31,166	666	666	6,331
Total MGE Energy contractual obligations	$1,300,304	$167,235	$194,550	$133,363	$805,156

MGE
Long-term debt(a)	$336,973	$1,667	$22,980 (j)	$6,284	$306,042
Short-term debt(i)	3,500	3,500	-	-	-
Interest expense (c)	296,252	18,584	36,914	36,390	204,364
Operating leases(d)	18,478	2,443	4,011	2,032	9,992
Purchase obligations(e)	575,173	86,699	125,608	86,394	276,472
Other obligations(f)	9,134	1,211	4,371	1,597	1,955
Purchase obligations - Elm Road(g)	2,250	2,250	-	-	-
Purchase obligations - Environmental(h)	38,829	31,166	666	666	6,331
Total MGE contractual obligations	$1,280,589	$147,520	$194,550	$133,363	$805,156

For additional information about:

(a) Long-term debt consisting of secured first mortgage bonds, unsecured medium-term notes, Industrial Development Revenue Bonds issued by MGE, and private placement debt issued by MGE and MGE Power West Campus and MGE and MGE Power Elm Road.

(b) Short-term debt consisting of commercial paper for MGE and borrowings under MGE Energy lines of credit, see Footnote 10 of the Notes to Consolidated Financial Statements.

(c) Amount represents interest expense on long-term facilities. See Footnote 9 of the Notes to Consolidated Financial Statements for further discussion of the long term debt outstanding at December 31, 2010.

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

(f) Other obligations are primarily related to uncertain tax positions, investment commitments, easements, maintenance and service agreements, and smart grid projects.

(g) Purchase obligations for MGE Energy and MGE related to contracts for equipment and services related to the construction of Elm Road. See Footnotes 18 and 21 of the Notes to Consolidated Financial Statements.

(h) Contractual commitments for certain services and capital at the jointly owned Columbia plant that will be acquired to ensure compliance with certain environmental initiatives. Also included is a commitment related to greenhouse gas reduction efforts as a result of a settlement agreement with Clean Wisconsin, Inc. and Sierra Club over the Elm Road Units WPDES permit.

(i) Short-term debt consisting of commercial paper. See Footnote 10 of the Notes to Consolidated Financial Statements.

(j) On April 1, 2012, MGE's $19.3 million, 4.875%, Series B, Industrial Development Revenue Bonds, have a mandatory repurchase date. The actual maturity date for these IRB's is October 1, 2027.

The above amounts do not include any contributions for MGE's pension and postretirement plans. Contributions to the plans for 2011 are expected to be approximately $21 million and for 2012 through 2015 are expected to be between $11 million to $13 million each year. The contributions for years after 2015 are currently not yet estimated. MGE has adopted the asset smoothing as permitted in accordance with the Pension Protection Act of 2006, including modifications made by WRERA. Due to uncertainties in the future economic performance of plan assets, discount rates, and other key assumptions, estimated contributions are subject to change. MGE may also elect to make additional discretionary contributions.

The above amounts, also, do not include future voluntary capital calls to ATC. On January 31, 2011, MGE Transco made a voluntary $0.4 million capital contribution to ATC. The amount and timing of future voluntary capital calls is uncertain and primarily dependent on the operations and expansion of ATC.

MGE Energy's and MGE's commercial commitments as of December 31, 2010, representing commitments triggered by future events and including financing arrangements to secure obligations of MGE Energy and MGE, and guarantees by MGE, are as follows:

		Expiration within:			Due after
(In thousands)	Total	1 Year	2-3 Years	4-5 Years	5 Years
MGE Energy
Available Lines of Credit(a)	$115,000	$-	$115,000	$-	$-
Guarantees(b)	3,578	673	995	974	936

MGE
Available Lines of Credit(c)	$75,000	$-	$75,000	$-	$-
Guarantees(b)	3,578	673	995	974	936

For additional information about:

(a) Amount includes the facility discussed in (c) plus an additional line of credit. MGE Energy has available at any time a $40.0 million committed revolving credit agreement, expiring in July 2013. At December 31, 2010, MGE Energy had borrowed $19.0 million under this credit facility. Accordingly, MGE Energy's available credit under this credit facility was $21.0 million at December 31, 2010.

(b) MGE has guaranteed repayment of certain receivables it sold to a financial institution under a chattel paper agreement. See Footnote 18 of the Notes to Consolidated Financial Statements.

(c) Amounts include a $75.0 million committed revolving credit agreement expiring in July 2013. This credit facility is used to support commercial paper issuances. At December 31, 2010, there were no borrowings under this facility. At December 31, 2010, there was $3.5 million of commercial paper outstanding.

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

In January 2010, MGE announced it will change its primary fuel at Blount from coal to natural gas. Coal will become the secondary fuel at Blount. This switch to natural gas as a primary fuel occurred in March 2010. As a result of this change, certain employee positions were eliminated and severance benefits in 2010 totaled $0.5 million. These severance benefits were accelerated into 2010 from 2011, but were offset by lower payroll charges in 2010.

MGE has entered into agreements providing severance benefits to employees affected by the exit plan. Estimated benefits expected to be paid are as follows: $0.3 million in 2012 and $0.3 million in 2013. MGE will recover in rates the costs associated with the capacity reduction at Blount. As such, the severance charges, in 2012 and 2013, for these employees have been deferred and recognized on the consolidated balance sheet of MGE Energy and MGE as a regulatory asset.

Critical Accounting Estimates - MGE Energy and MGE

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to unbilled revenues, pension obligations, income taxes, derivatives, and regulatory assets and liabilities. We base our estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting estimates affect our more significant judgments used in the preparation of our consolidated financial statements.

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

•

Assumed return on assets. This assumption represents the rate of return on plan assets reflecting the average rate of earnings expected on the funds invested (or to be invested) to provide for the benefits included in the projected benefit obligation. For 2010, MGE used an assumed return on assets of 8.50% for pension and 7.39% for other postretirement benefits. In 2011, MGE will lower the return on asset assumption from 8.50% to 8.25% for pension. The annual expected rate of return is based on projected long-term equity and bond returns, maturities and asset allocations. Holding other assumptions constant, for every 1% reduction in the expected rate of return on plan assets, annual pension and other postretirement cost would increase by approximately $1.4 million, before taxes.

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

MGE continually assesses whether the regulatory assets and liabilities meet the criteria for probability of future recovery or deferral. This assessment considers factors such as changes in the regulatory environment, recent rate orders to other regulated entities under the same jurisdiction, and the status of any pending or potential deregulation legislation. If future recovery of costs becomes no longer probable, the assets and liabilities would be recognized as current-period revenues or expenses.

Amortization of regulatory assets and liabilities is provided over the recovery or deferral period as allowed in the related regulatory agreement.

Asset Retirement Obligation

The ability to reasonably estimate an asset retirement obligation (ARO) is a matter of management judgment, based upon management's ability to estimate a settlement date or range of settlement dates and a method or potential method of settlement of its AROs. In determining whether our AROs could be reasonably estimated, management considers past practices, industry practices, management's intent, and the estimated economic life of the assets. The fair value of the AROs is then estimated using an expected present value technique. Changes in management's assumptions regarding settlement dates, settlement methods, or assigned probabilities could have a material effect on the liability recorded at December 31, 2010, as well as the regulatory asset recorded. The liabilities associated with AROs will be adjusted on an ongoing basis due to the passage of time and revisions to either the timing or the amount of the original estimates of undiscounted cash flows. These adjustments could have a significant impact on the consolidated balance sheets. See Footnote 20 of the Notes to Consolidated Financial Statements for more information regarding AROs.

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

MGE's electric operations burn natural gas in several of its peaking power plants or as a supplemental fuel at several coal-fired plants and, in many cases, the cost of purchased power is tied to the cost of natural gas. MGE bears regulatory risk for the recovery of such fuel and purchased power costs when they are higher than the base rate established in its current rate structure.

Under the electric fuel rules, MGE would be required to make a refund to customers if the fuel rules costs fall outside the lower end of the range and would be allowed to request a surcharge if the fuel rules costs exceeded the upper end of the range. The range is defined by the PSCW and has been modified throughout the years based on market conditions and other relevant factors. Currently, MGE is subject to a plus or minus 2% range. MGE assumes the risks and benefits of variances that are within the bandwidth. For 2010, fuel and purchased power costs included in MGE's base fuel rates are $102.0 million. See Footnote 17 for additional information.

The PSCW approved new fuel rules on December 27, 2010, to be effective January 1, 2011. The new rules require the PSCW and Wisconsin utilities to automatically defer electric fuel-related costs that fall outside a symmetrical cost tolerance band. Any over/under recovery of the deferred costs is determined on an annual basis and will be adjusted in future billings to its electric retail customers.

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

MGE has financial gas and electric commodity contracts to hedge commodity price risk in the gas and electric segments. These contracts are primarily comprised of exchange-traded option and future contracts. MGE also holds FTRs which are used to hedge the risk of increased congestion charges. At December 31, 2010, the cost basis of these instruments exceeded their fair value by $0.2 million. Under the PGA clause and electric fuel rules, MGE may include in the costs of fuel (natural gas or power) the costs and benefits of the aforementioned fuel price risk management tools. Because these costs/benefits are recoverable, the related unrealized loss/gain has been deferred on the balance sheet as a regulatory asset/liability.

MGE has also entered into a ten-year purchased power agreement which provides MGE with firm capacity and energy beginning June 1, 2012, and ending on May 31, 2022 (the "base term"). The agreement also allows MGE the option to purchase power during a period of time preceding the base term as well as an option to extend the contract after the base term. The agreement is a derivative contract and is recognized at its fair value on the balance sheet. The fair value of the contract at December 31, 2010, reflects a loss position of $19.0 million.

Interest Rate Risk

Both MGE Energy and MGE have short term borrowings at varying interest rates. MGE issues commercial paper for its short-term borrowings, while MGE Energy draws from its current credit facility to meet its short-term borrowing needs (see Footnote 10 of the Notes to Consolidated Financial Statements). Borrowing levels vary from period to period depending upon capital investments and other factors. Future short-term interest expense and payments will reflect both future short-term interest rates and borrowing levels. MGE Energy and MGE manage interest rate risk by limiting their variable rate exposure and continually monitoring the effects of market changes on interest rates. MGE is not exposed to changes in interest rates on a substantial portion of its long-term debt until that debt matures and is refinanced at market rates. Assuming the current level of variable rate borrowings and assuming a 1% change in the 2010 average interest rate under these borrowings, it is estimated that our 2010 interest expense and net income would have changed by $0.2 million for MGE Energy and less than $0.1 million for MGE.

Equity Price Risk - Pension-Related Assets

MGE currently funds its liabilities related to employee benefits through trust funds. These funds, which include investments in debt and equity securities, are managed by various investment managers. Changes in market value of these investments can have an impact on the future expenses related to these liabilities. Holding other assumptions constant, for every 1% reduction in the expected rate of return on plan assets, annual pension and other postretirement cost would increase by approximately $1.4 million, before taxes. MGE's risk of expense and annuity payments, as a result of changes in the market value of the trust funds, is mitigated in part through future rate actions by the PSCW. The value of employee benefit plans trusts' assets have increased in value by approximately 11.0% during the year ended December 31, 2010. During the year ending December 31, 2009, the value of our employee benefit plans trusts' assets increased by approximately 23.9%.

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

Additionally, if a counterparty were to default and MGE were to liquidate all contracts with that entity, MGE's credit loss would include the loss in value of mark-to-market contracts; the amount owed for settled transactions; and additional payments, if any, to settle unrealized losses on accrual contracts. As of December 31, 2010, no counterparties have defaulted.

MGE is obligated to provide service to all electric and gas customers within its respective franchised territories. MGE's franchised electric territory includes a 316 square-mile area in Dane County, Wisconsin, and MGE's franchised gas territory includes a service area covering 1,631 square miles in Wisconsin. Based on results for the year ended December 31, 2010, no one customer constituted more than 9% of total operating revenues for MGE Energy and MGE. Credit risk for electric and gas is managed by MGE's credit and collection policies, which are consistent with state regulatory requirements.

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

Item 8. Financial Statements and Supplementary Data.

MGE Energy

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15f. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2010, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

February 24, 2011

MGE

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15f. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

February 24, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of MGE Energy, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of MGE Energy, Inc. and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

February 24, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Madison Gas and Electric Company:

In our opinion, the accompanying consolidated balance sheets and the related consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Madison Gas and Electric Company and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 24, 2011

MGE Energy, Inc.
Consolidated Statements of Income
(In thousands, except per-share amounts)

	For the years ended December 31,
	2010	2009	2008
Operating Revenues:
Regulated electric revenues	$360,729	$332,324	$345,962
Regulated gas revenues	165,915	192,334	242,598
Nonregulated revenues	5,947	9,161	7,433
Total Operating Revenues	532,591	533,819	595,993

Operating Expenses:
Fuel for electric generation	41,947	36,879	54,748
Purchased power	71,239	85,098	74,676
Cost of gas sold	103,784	123,062	171,545
Other operations and maintenance	164,001	145,177	151,176
Depreciation and amortization	37,960	41,080	39,273
Other general taxes	17,058	17,858	16,793
Total Operating Expenses	435,989	449,154	508,211
Operating Income	96,602	84,665	87,782

Other income, net	11,093	8,096	8,044
Interest expense, net	(16,157)	(13,594)	(14,002)
Income before income taxes	91,538	79,167	81,824
Income tax provision	(33,820)	(28,170)	(29,056)
Net Income	$57,718	$50,997	$52,768

Earnings Per Share of Common Stock
(basic and diluted)	$2.50	$2.21	$2.38

Dividends per share of common stock	$1.49	$1.46	$1.43

Average Shares Outstanding
(basic and diluted)	23,114	23,070	22,197

The accompanying notes are an integral part of the above consolidated financial statements.

MGE Energy, Inc.
Consolidated Statements of Cash Flows
(In thousands)
	For the years ended December 31,
	2010	2009	2008
Operating Activities:
Net income	$57,718	$50,997	$52,768
Items not affecting cash:
Depreciation and amortization	37,960	41,080	39,273
Deferred income taxes	25,381	17,710	8,583
Provision for doubtful receivables	2,805	3,409	4,273
AFUDC-equity funds	(301)	(473)	(858)
Employee benefit plan expenses	14,748	7,167	7,891
Equity earnings in ATC	(8,501)	(8,173)	(7,241)
Gain on sale of investments	(43)	(115)	(3,113)
Gain on sale of property	(3,153)	(69)	(295)
Other items	2,598	2,174	1,857
Changes in working capital items:
Receivable – margin account	1,159	11,256	(12,478)
Trade and other receivables, net	(8,191)	11,188	(6,912)
Inventories	3,755	9,972	(12,538)
Unbilled revenues	(41)	5,522	(4,331)
Prepaid taxes	7,540	(14,365)	(975)
Other current assets	(977)	2,407	(1,968)
Accounts payable	(2,895)	(9,037)	1,202
Reserve for fuel refund	-	269	5,506
Other current liabilities	(4,195)	(4,573)	308
Dividend income from ATC	6,667	6,285	5,272
Cash contributions to pension and other postretirement plans	(16,901)	(15,278)	(7,665)
Other noncurrent items, net	8,900	556	6,153
Cash Provided by Operating Activities	124,033	117,909	74,712
Investing Activities:
Capital expenditures	(60,082)	(77,929)	(105,777)
Capital contributions to investments	(810)	(3,701)	(3,678)
Repayment (Advance) to WEPCO for ATC Elm Road Work	-	3,300	(330)
Proceeds from sale of investments	161	114	3,612
Proceeds from sale of property	3,358	82	304
Other	(12)	(1,841)	1,587
Cash Used for Investing Activities	(57,385)	(79,975)	(104,282)
Financing Activities:
Issuance of common stock, net	-	6,275	30,997
Cash dividends paid on common stock	(34,370)	(33,693)	(31,780)
Repayment of long-term debt	(16,527)	-	(30,000)
Issuance of long-term debt	80,000	-	40,000
Increase (decrease) in short-term debt	(92,000)	(10,000)	21,000
Other	(1,345)	82	(330)
Cash Provided by (Used for) Financing Activities	(64,242)	(37,336)	29,887
Change in Cash and Cash Equivalents:	2,406	598	317
Cash and cash equivalents at beginning of period	4,704	4,106	3,789
Cash and cash equivalents at end of period	$7,110	$4,704	$4,106
Supplemental disclosures of cash flow information:
Interest paid	$18,643	$16,577	$18,709
Income taxes paid	$10,373	$24,172	$21,129
Income taxes received	$(9,043)	$(1)	$(185)

The accompanying notes are an integral part of the consolidated financial statements.

MGE Energy, Inc.
Consolidated Balance Sheets
(In thousands)
	At December 31,
ASSETS	2010	2009
Current Assets:
Cash and cash equivalents	$7,110	$4,704
Receivable - margin account	2,501	3,495
Accounts receivable, less reserves of $3,994 and $3,701, respectively	40,153	35,309
Other accounts receivable, less reserves of $595 and $541, respectively	4,082	3,041
Unbilled revenues	29,220	29,179
Materials and supplies, at average cost	17,642	15,931
Fossil fuel	6,758	7,870
Stored natural gas, at average cost	22,839	27,193
Prepaid taxes	22,496	30,036
Regulatory assets - current	1,732	-
Other current assets	7,769	8,323
Total Current Assets	162,302	165,081
Other long-term receivables	2,013	2,928
Regulatory assets	121,085	113,375
Other deferred assets and other	8,641	7,282
Property, Plant, and Equipment:
Property, Plant, and Equipment, Net	857,572	719,797
Construction work in progress	110,435	219,967
Total Property, Plant, and Equipment	968,007	939,764
Investments	55,845	53,455
Total Assets	$1,317,893	$1,281,885

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$1,667	$1,528
Short-term debt	22,500	64,500
Accounts payable	32,555	35,839
Accrued interest and taxes	3,990	4,028
Accrued payroll related items	8,525	7,870
Deferred income taxes	2,398	2
Other current liabilities	9,577	13,371
Total Current Liabilities	81,212	127,138
Other Credits:
Deferred income taxes	166,774	139,850
Investment tax credit - deferred	2,081	2,394
Regulatory liabilities	23,772	18,477
Accrued pension and other postretirement benefits	123,648	122,946
Other deferred liabilities and other	60,975	48,343
Total Other Credits	377,250	332,010
Capitalization:
Common shareholders' equity:
Common Stock - $1 par value - 50,000 shares authorized; 23,114 shares issued	23,114	23,114
Additional paid-in capital	316,268	316,268
Retained earnings	185,556	162,208
Accumulated other comprehensive income, net of tax	142	205
Total Common Shareholders' Equity	525,080	501,795
Long-term debt	334,351	320,942
Total Capitalization	859,431	822,737
Commitments and contingencies (see Footnote 18)	-	-
Total Liabilities and Capitalization	$1,317,893	$1,281,885

The accompanying notes are an integral part of the above consolidated financial statements.

MGE Energy, Inc.
Consolidated Statements of Common Equity and Comprehensive Income
(In thousands, except per-share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Comprehensive
	Shares	Value	Capital	Earnings	(Loss)/Income	Income	Total
2008
Beginning balance – Dec. 31, 2007	21,950	$21,950	$280,217	$123,916	$1,643		$427,726
Net income				52,768		$52,768	52,768
Other comprehensive income/(loss):
Net unrealized loss on investments,
net of $189 tax					(282)	(282)	(282)
Reclassification of realized gain due
to sale of investments, net of $751 tax					(1,120)	(1,120)	(1,120)
Net unrealized loss on cash flow
hedges, net of $34 tax					(50)	(50)	(50)
Total comprehensive income						$51,316
Common stock dividends declared
($1.43 per share)				(31,780)			(31,780)
Common stock issued, net	955	955	29,985				30,940
Ending Balance – Dec. 31, 2008	22,905	$22,905	$310,202	$144,904	$191		$478,202

2009
Net income				50,997		$50,997	50,997
Other comprehensive income/(loss):
Net unrealized gain on investments,
net of $10 tax					14	14	14
Total comprehensive income						$51,011
Common stock dividends declared
($1.46 per share)				(33,693)			(33,693)
Common stock issued, net	209	209	6,066				6,275
Ending Balance – Dec. 31, 2009	23,114	$23,114	$316,268	$162,208	$205		$501,795

2010
Net income				57,718		$57,718	57,718
Other comprehensive income/(loss):
Net unrealized loss on investments,
net of $42 tax					(63)	(63)	(63)
Total comprehensive income						$57,655
Common stock dividends declared
($1.49 per share)				(34,370)			(34,370)
Ending Balance – Dec. 31, 2010	23,114	$23,114	$316,268	$185,556	$142		$525,080

The accompanying notes are an integral part of the above consolidated financial statements.

Madison Gas and Electric Company
Consolidated Statements of Income
(In thousands)

	For the years ended December 31,
	2010	2009	2008
Operating Revenues:
Regulated electric revenues	$360,729	$332,324	$345,962
Regulated gas revenues	165,915	192,334	242,598
Nonregulated revenues	5,947	9,161	7,433
Total Operating Revenues	532,591	533,819	595,993

Operating Expenses:
Fuel for electric generation	41,947	36,879	54,748
Purchased power	71,239	85,098	74,676
Cost of gas sold	103,784	123,062	171,545
Other operations and maintenance	163,168	144,429	150,677
Depreciation and amortization	37,960	41,080	39,273
Other general taxes	17,058	17,858	16,793
Income tax provision	29,556	23,973	24,837
Total Operating Expenses	464,712	472,379	532,549
Operating Income	67,879	61,440	63,444

Other Income and Deductions:
AFUDC - equity funds	301	473	858
Equity in earnings in ATC	8,501	8,173	7,241
Income tax provision	(4,749)	(3,338)	(2,289)
Other (deductions) income, net	2,715	(615)	(2,556)
Total Other Income and Deductions	6,768	4,693	3,254
Income before interest expense	74,647	66,133	66,698

Interest Expense:
Interest on long-term debt	18,800	16,417	16,133
Other interest, net	(2,500)	158	1,044
AFUDC - borrowed funds	(118)	(194)	(356)
Net Interest Expense	16,182	16,381	16,821
Net Income	$58,465	$49,752	$49,877
Less Net Income Attributable to Noncontrolling Interest, net of tax	(20,740)	(13,883)	(12,304)
Net Income Attributable to MGE	$37,725	$35,869	$37,573

The accompanying notes are an integral part of the above consolidated financial statements.

Madison Gas and Electric Company
Consolidated Statements of Cash Flows
(In thousands)
	For the years ended December 31,
	2010	2009	2008
Operating Activities:
Net income	$58,465	$49,752	$49,877
Items not affecting cash:
Depreciation and amortization	37,960	41,080	39,273
Deferred income taxes	24,354	16,508	8,454
Provision for doubtful receivables	2,805	3,409	4,273
AFUDC-equity funds	(301)	(473)	(858)
Employee benefit plan expenses	14,748	7,167	7,891
Equity earnings in ATC	(8,501)	(8,173)	(7,241)
Gain on sale of investments	(39)	-	(765)
Gain on sale of property	(3,153)	(69)	(295)
Other items	3,128	2,633	3,764
Changes in working capital items:
Receivable – margin account	1,159	11,256	(12,478)
Trade and other receivables, net	(6,271)	11,112	(6,973)
Inventories	3,755	9,972	(12,538)
Unbilled revenues	(41)	5,522	(4,331)
Prepaid taxes	(2,667)	(4,820)	(764)
Other current assets	(978)	2,411	(1,970)
Accounts payable	(2,913)	(9,004)	(658)
Accrued interest and taxes	1,169	(4,182)	159
Reserve for fuel refund	-	269	5,506
Other current liabilities	(4,065)	(4,746)	362
Dividend income from ATC	6,667	6,285	5,272
Cash contributions to pension and other postretirement plans	(16,901)	(15,278)	(7,665)
Other noncurrent items, net	6,812	633	6,012
Cash Provided by Operating Activities	115,192	121,264	74,307
Investing Activities:
Capital expenditures	(60,082)	(77,929)	(105,777)
Capital contributions to investments	(710)	(3,551)	(3,518)
Repayment (Advance) to WEPCO for ATC Elm Road Work	-	3,300	(330)
Proceeds from sale of investments	117	-	1,070
Proceeds from sale of property	3,358	82	304
Other	(119)	(246)	1,402
Cash Used for Investing Activities	(57,436)	(78,344)	(106,849)
Financing Activities:
Cash dividends paid to parent by MGE	(26,150)	(19,318)	-
Cash dividends paid to parent from Power Elm Road,
Power West Campus and Transco	(58,400)	(12,648)	(12,702)
Capital contribution from parent	-	-	7,500
Equity contribution received by Power Elm Road,
Power West Campus and Transco	710	3,551	37,527
Affiliate Financing of Elm Road	(4,193)	4,151	-
Repayment of long-term debt	(16,527)	-	(30,000)
Issuance of long-term debt	80,000	-	40,000
Decrease in short-term debt	(30,000)	(17,500)	(10,000)
Other	(1,176)	-	(324)
Cash Provided by (Used for) Financing Activities	(55,736)	(41,764)	32,001
Change in Cash and Cash Equivalents:	2,020	1,156	(541)
Cash and cash equivalents at beginning of period	2,474	1,318	1,859
Cash and cash equivalents at end of period	$4,494	$2,474	$1,318
Supplemental disclosures of cash flow information:
Interest paid	$18,363	$15,960	$16,660
Income taxes paid	$3	$25	$4,514
Income taxes received	$(5)	$(1)	$(185)
The accompanying notes are an integral part of the consolidated financial statements.

Madison Gas and Electric Company
Consolidated Balance Sheets
(In thousands)
	At December 31,
ASSETS	2010	2009
Current Assets:
Cash and cash equivalents	$4,494	$2,474
Receivable - margin account	2,501	3,495
Accounts receivable, less reserves of $3,994 and $3,701, respectively	40,153	35,279
Affiliate receivables	638	2,572
Other accounts receivable, less reserves of $595 and $541, respectively	4,063	3,038
Unbilled revenues	29,220	29,179
Materials and supplies, at average cost	17,642	15,931
Fossil fuel	6,758	7,870
Stored natural gas, at average cost	22,839	27,193
Prepaid taxes	21,500	18,833
Regulatory assets - current	1,732	-
Other current assets	7,742	8,295
Total Current Assets	159,282	154,159
Other long-term receivables	1,367	2,149
Affiliate receivable long-term	7,413	5,972
Regulatory assets	121,085	113,375
Other deferred assets and other	6,970	5,963
Property, Plant, and Equipment:
Property, Plant, and Equipment, Net	857,442	719,417
Construction work in progress	110,435	219,967
Total Property, Plant, and Equipment	967,877	939,384
Investments:
Investments in ATC	54,200	51,656
Other Investments	747	897
Total Investments	54,947	52,553
Total Assets	$1,318,941	$1,273,555

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$1,667	$-
Short-term debt	3,500	33,500
Accounts payable	32,524	35,826
Affiliate payables	24	4,217
Accrued interest and taxes	7,294	6,125
Accrued payroll related items	8,525	7,870
Deferred income taxes	2,398	2
Other current liabilities	9,472	13,174
Total Current Liabilities	65,404	100,714
Other Credits:
Deferred income taxes	164,399	138,486
Investment tax credit - deferred	2,081	2,394
Regulatory liabilities	23,772	18,477
Accrued pension and other postretirement benefits	123,648	122,946
Other deferred liabilities and other	60,977	48,343
Total Other Credits	374,877	330,646
Capitalization:
Common shareholders' equity:
Common Stock - $1 par value - 50,000 shares authorized; 17,348 shares outstanding	17,348	17,348
Additional paid-in capital	192,417	192,417
Retained earnings	192,480	180,905
Accumulated other comprehensive income, net of tax	71	112
Total Common Shareholders' Equity	402,316	390,782
Noncontrolling interest	141,993	178,943
Total Equity	544,309	569,725
Long-term debt	334,351	272,470
Total Capitalization	878,660	842,195
Commitments and contingencies (see Footnote 18)	-	-
Total Liabilities and Capitalization	$1,318,941	$1,273,555
The accompanying notes are an integral part of the above consolidated financial statements.

Madison Gas and Electric Company
Consolidated Statements of Common Equity and Comprehensive Income
(In thousands)
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling	Comprehensive
	Shares	Value	Capital	Earnings	(Loss)/Income	Interest	Income	Total
2008
Beginning balance – Dec. 31, 2007	17,348	$17,348	$184,917	$126,781	$898	$137,028		$466,972
Net income				37,573		12,304	$49,877	49,877
Other comprehensive income/(loss):
Net unrealized loss on investments,
net of $285 tax					(425)		(425)	(425)
Reclassification of realized gain
due to sale of investments, net of
$194 tax					(289)		(289)	(289)
Net unrealized loss on cash flow
hedges, net of $34 tax					(50)		(50)	(50)
Total comprehensive income							$49,113
Capital Contribution from parent			7,500					7,500
Equity Contribution received by
noncontrolling interest						37,527		37,527
Distributions to parent from
noncontrolling interest						(12,702)		(12,702)
Ending Balance – Dec. 31, 2008	17,348	$17,348	$192,417	$164,354	$134	$174,157		$548,410

2009
Net income				35,869		13,883	$49,752	49,752
Other comprehensive income/(loss):
Net unrealized loss on investments,
net of $15 tax					(22)		(22)	(22)
Total comprehensive income							$49,730
Common stock dividends declared				(19,318)				(19,318)
Equity Contribution received by
noncontrolling interest						3,551		3,551
Distributions to parent from
noncontrolling interest						(12,648)		(12,648)
Ending Balance – Dec. 31, 2009	17,348	$17,348	$192,417	$180,905	$112	$178,943		$569,725

2010
Net income				37,725		20,740	$58,465	58,465
Other comprehensive income/(loss):
Net unrealized loss on investments,
net of $27 tax					(41)		(41)	(41)
Total comprehensive income							$58,424
Common stock dividends declared				(26,150)				(26,150)
Equity Contribution received by
noncontrolling interest						710		710
Distributions to parent from
noncontrolling interest						(58,400)		(58,400)
Ending Balance – Dec. 31, 2010	17,348	$17,348	$192,417	$192,480	$71	$141,993		$544,309

The accompanying notes are an integral part of the above consolidated financial statements.

Notes to Consolidated Financial Statements

December 31, 2010, 2009, and 2008

This report is a combined report of MGE Energy and MGE. The notes to the consolidated financial statements that follow include consolidated MGE Energy footnotes and certain footnotes related to MGE as signified below.

1.

Summary of Significant Accounting Policies.

a.

Basis of Presentation - MGE Energy and MGE.

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP), which give recognition to the rate making accounting policies for regulated operations prescribed by the regulatory authorities having jurisdiction, principally the PSCW and FERC. MGE's accounting records conform to the FERC uniform system of accounts.

b.

Principles of Consolidation - MGE Energy and MGE.

MGE, a wholly owned subsidiary of MGE Energy, is a regulated electric and gas utility headquartered in Madison, Wisconsin. MGE Energy and MGE consolidate all majority owned subsidiaries in which it has controlling influence. MGE is the majority owner of MGE Transco. MGE Transco is a nonregulated entity formed to manage the investment in ATC.

Wholly owned subsidiaries of MGE Energy include CWDC, MAGAEL, MGE Construct, and MGE Power. MGE Power owns 100% of MGE Power West Campus and MGE Power Elm Road. MGE Power and its subsidiaries are part MGE Energy's nonregulated energy operations, which were formed to own and lease new electric generation projects to assist MGE.

Based on applicable authoritative guidance, variable interest entities (VIEs) are legal entities that possess any of the following characteristics: equity investors who have an insufficient amount of equity at risk to finance their activities, equity owners who do not have the power to direct the significant activities of the entity (or have voting rights that are disproportionate to their ownership interest), or equity holders who do not receive expected losses or returns significant to the VIE. MGE Energy and MGE consolidate variable interest entities for which it is the primary beneficiary. If MGE Energy or MGE is not the primary beneficiary and an ownership interest is held, the VIE is accounted for under the equity method of accounting. When assessing the determination of the primary beneficiary, all relevant facts and circumstances are considered, including: the power, through voting or similar rights, to direct the activities of the VIE that most significantly impact the VIE's economic performance and the obligation to absorb the expected losses and/or the right to receive the expected returns of the VIE. Ongoing reassessments of all VIEs are performed to determine if the primary beneficiary status has changed. MGE has consolidated MGE Power West Campus and MGE Power Elm Road. Both entities are VIEs. MGE is considered the primary beneficiary of these entities as a result of contractual agreements. See Footnotes 2 and 21 to the Consolidated Financial Statements for more discussion of these entities.

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

Receivable – Margin Account - MGE Energy and MGE.

Cash amounts held by counterparties as margin for certain financial transactions are recorded as Receivable – margin account. The balance is shown net of any collateral posted against derivatives positions. As of December 31, 2010 and 2009, the balance is shown net of $0.4 million and $0.6 million, respectively. Changes in this cash account are considered cash flows from operating activities to match with the costs being hedged. The costs being hedged are fuel for electric generation, purchased power, and cost of gas sold.

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

g.

Inventories - MGE Energy and MGE.

Inventories consist of natural gas in storage, fossil fuels, materials and supplies, SO2 allowances and renewable energy credits (RECs). MGE values natural gas in storage, coal, and materials and supplies using average cost.

SO2 emission allowances are included in inventory and are recorded at weighted average cost. These allowances are charged to fuel expense as they are used in operations. MGE's emission allowance balances as of December 31, 2010 and 2009, were $0.4 million and $0.6 million, respectively.

REC allowances are included in inventory and are recorded based on specific identification. MGE's REC allowance balances as of December 31, 2010 and 2009, were $2.4 million and $1.3 million, respectively.

h.

Regulatory Assets and Liabilities - MGE Energy and MGE.

Regulatory assets and regulatory liabilities are recorded consistent with regulatory treatment. Regulatory assets represent costs which are deferred due to the probable future recovery from customers through regulated rates. Regulatory liabilities represent the excess recovery of costs or accrued credits which were deferred because MGE believes it is probable such amounts will be returned to customers through future regulated rates. Regulatory assets and liabilities are amortized in the Consolidated Statement of Income consistent with the recovery or refund included in customer rates. MGE believes that it is probable that its recorded regulatory assets and liabilities will be recovered and refunded in future rates.

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

Property, Plant, and Equipment - MGE Energy and MGE.

Property, plant, and equipment is recorded at original cost. Cost includes indirect costs consisting of payroll taxes, pensions, postretirement benefits, other fringe benefits, and administrative and general costs. Also, included in the cost is AFUDC for utility property and capitalized interest for nonregulated property. Additions for significant replacements of property are charged to property, plant, and equipment at cost; minor items are charged to maintenance expense. The cost of removal of utility property less salvage value is charged to accumulated depreciation when property is retired. Depreciation rates on utility property are approved by the PSCW, based on the estimated economic lives of property, and include estimates for salvage value and removal costs. Depreciation rates on nonregulated property are based on the estimated economic lives of the property.

Provisions at composite straight-line depreciation rates approximate the following percentages for the cost of depreciable property:

	2010	2009	2008
Electric	3.3%	3.6%	3.7%
Gas	1.7%	3.3%	3.3%
Nonregulated	2.3%	2.5%	2.5%

k.

Repairs and Maintenance Expense - MGE Energy and MGE.

MGE utilizes the direct expensing method for planned major maintenance projects. Under this method, MGE expenses all costs associated with major planned maintenance activities as incurred.

l.

Purchased Gas Adjustment Clause - MGE Energy and MGE.

MGE's natural gas rates are subject to a fuel adjustment clause designed to recover or refund the difference between the actual cost of purchased gas and the amount included in rates. Differences between the amounts billed to customers and the actual costs recoverable are deferred and recovered or refunded in future periods by means of prospective monthly adjustments to rates. At December 31, 2010 and 2009, MGE had over collected $4.8 million and $7.6 million, respectively. These amounts were recorded in other current liabilities on the consolidated balance sheet.

m.

Revenue Recognition - MGE Energy and MGE.

Operating revenues are recorded as service is rendered or energy is delivered to customers. At the end of the month, MGE accrues an estimate for the unbilled amount of energy delivered to customers. See Footnote 1.w for further discussion of unbilled revenues.

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

Allowance for Funds Used During Construction - MGE Energy and MGE.

Allowance for funds used during construction is included in utility plant accounts and represents the cost of borrowed funds used during plant construction and a return on shareholders' capital used for construction purposes. In the Consolidated Income Statements, the cost of borrowed funds (AFUDC-debt) is presented as an offset to interest expense and the return on shareholders' capital (AFUDC-equity funds) is shown as an item within other income. As approved by the PSCW, MGE capitalized AFUDC-debt and equity on 50% of applicable average construction work in progress during 2010 at 8.36%. Also, MGE received specific approval to recover 100% AFUDC on certain environmental costs for Columbia. Although the allowance does not represent current cash income, it is recovered under the ratemaking process over the service lives of the related properties.

p.

Investments - MGE Energy and MGE.

Investments in limited liability companies that have specific ownership accounts in which MGE Energy or MGE's ownership interest is more than minor are accounted for using the equity method. All other investments are carried at fair value or at cost, as appropriate.

q.

Capitalized Software Costs - MGE Energy and MGE.

Property, plant and equipment includes the capitalized costs of internal use software totaling $12.5 million at December 31, 2010, and $9.5 million at December 31, 2009. During 2010 and 2009, MGE recorded $1.6 million and $1.4 million, respectively, of amortization expense related to these costs. These costs are amortized on a straight-line basis over the estimated useful lives of the assets. For internal use software, the useful lives range from five to ten years.

r.

Impairment of Long-Lived Assets - MGE Energy and MGE.

MGE reviews plant and equipment and other property for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. MGE's policy for determining when long-lived assets are impaired is to recognize an impairment loss if the sum of the expected future cash flows (undiscounted and without interest charges) from an asset are less than the carrying amount of that asset. If an impairment loss is recognized, the amount that will be recorded will be measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. MGE believes there is no impairment of long-lived assets at December 31, 2010.

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

Excise taxes

MGE Energy, through its utility operations, pays a state license fee tax in lieu of property taxes on property used in utility operations. License fee tax is calculated as a percentage of adjusted operating revenues of the prior year. The electric tax rate is 3.19% for retail sales and 1.59% for sales of electricity for resale by the purchaser. The tax rate on sales of natural gas is 0.97%. The tax is required to be estimated and prepaid in the year prior to its computation and expensing. License fee tax expense, included in other general taxes, was $12.6 million, $13.7 million, and $12.7 million for the years ended December 31, 2010, 2009, and 2008, respectively.

Operating income taxes, including tax credits, and license fee tax are included in rates for utility related items.

t.

Share-Based Compensation - MGE Energy and MGE.

Under the Performance Unit Plan, eligible participants may receive performance units that entitle the holder to receive a cash payment equal to the value of a designated number of shares of MGE Energy's common stock, plus dividend equivalent payments thereon, at the end of the set performance period. Per the plan's provisions, these awards are subject to a prescribed vesting schedule and must be settled in cash. Accordingly, no new shares of common stock will be issued in connection with the plan.

MGE Energy and MGE will initially measure the cost of the employee services received in exchange for the award based on the current market value of MGE Energy common stock. The fair value of the award will be subsequently re-measured at each reporting date through the settlement date. Changes in fair value during the requisite period will be recognized as compensation cost over that period.

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

Derivative and Hedging Instruments - MGE Energy and MGE.

As part of regular operations, MGE enters into contracts including options, swaps, futures, forwards, and other contractual commitments to manage its exposure to interest rates, commodity prices, and gas revenues. MGE recognizes all derivatives in the consolidated balance sheets at fair value, with changes in the fair value of derivative instruments to be recorded in current earnings or deferred in accumulated other comprehensive income (loss), depending on whether a derivative is designated as, and is effective as, a hedge and on the type of hedge transaction. Derivative activities are in accordance with the company's risk management policy.

If the derivative qualifies for regulatory deferral, the derivatives are marked to fair value and any resulting loss or gain is offset with a corresponding regulatory asset or liability. Cash flows from such derivative instruments are classified on a basis consistent with the nature of the underlying hedged item.

2.

Variable Interest Entities - MGE Energy and MGE.

a.

MGE Power West Campus.

MGE Power West Campus is not a subsidiary of MGE; however, it has been consolidated in the financial statements of MGE. MGE Power West Campus was created for the purpose of owning new generating assets. MGE Power West Campus' sole principal asset is the WCCF, which it leases to MGE pursuant to a long-term lease. MGE is responsible for operation of the plant during the term of the lease. Based on the nature and terms of these contractual relationships, MGE absorbs a majority of the expected losses, residual value, or both, associated with the ownership and operation of the WCCF and therefore holds a variable interest in MGE Power West Campus, even though it has no equity interest in MGE Power West Campus. MGE has the power to direct the activities that most significantly impact WCCF's economic performance and is also the party most closely associated with MGE Power West Campus. As a result, MGE is the primary beneficiary. At December 31, MGE has included the following significant accounts on its balance sheet related to its interest in the VIE:

(In thousands)	2010	2009
Net plant in service, nonregulated	$93,631	$96,294
Affiliate receivables	7,945	8,501
Accrued interest and taxes	2,409	6,959
Deferred income taxes	19,985	19,180
Long-term debt	50,000	50,000
Noncontrolling interest	32,675	28,996

Long-term debt consists of $50.0 million of senior secured notes that require that MGE Power West Campus maintain a projected debt service coverage ratio of not less than 1.25 to 1.00 and debt to total capitalization ratio of not more than .65 to 1.00. The debt is secured by a collateral assignment of lease payments that MGE is making to MGE Power West Campus for use of the cogeneration facility pursuant to the long-term lease.

MGE has been and will continue to recover lease payments made to MGE Power West Campus in rates. Also, MGE received approval from the PSCW to collect approximately $12.1 million in carrying costs incurred by MGE Power West Campus during construction of the facility. The carrying costs are being recovered in rates over a 10 year period that started in 2005.

b.

MGE Power Elm Road.

MGE Power Elm Road is not a subsidiary of MGE; however, it has been consolidated in the financial statements of MGE. MGE Power Elm Road was created for the purpose of owning new generating assets. MGE Power Elm Road's sole principal assets are an 8.33% undivided ownership interest in two 615 MW coal-fired generating plants located in Oak Creek, Wisconsin, which it leases to MGE pursuant to long-term leases. Based on the nature and terms of the contractual agreements, MGE is expected to absorb a majority of the expected losses, residual value, or both, associated with the ownership of MGE Power Elm Road and therefore holds a variable interest in MGE Power Elm Road, even though it has no equity interest in MGE Power Elm Road. MGE Energy and MGE consolidate VIEs for which they are the primary beneficiary. MGE has the power to direct the activities that most significantly impact the Elm Road Units' economic performance and is also the party most closely associated with MGE Power Elm Road. As a result, MGE is the primary beneficiary. At December 31, MGE has included the following significant accounts on its balance sheet related to its interest in the VIE:

(In thousands)	2010	2009
Net plant in service, nonregulated	$120,122	$-
Construction work in progress	72,193	182,535
Accrued interest and taxes	1,761	-
Deferred income taxes	11,067	8,334
Long-term debt	48,473	-
Noncontrolling interest	99,390	140,152

Long-term debt consists of $50.0 million of senior secured notes that require that MGE Power Elm Road maintain a projected debt service coverage ratio of not less than 1.25 to 1.00 and debt to total capitalization ratio of not more than .65 to 1.00. The debt is secured by a collateral assignment of lease payments that MGE is making to MGE Power Elm Road for use of the Elm Road Units pursuant to the long-term lease.

MGE has been and will continue to recover in rates the lease payments made to MGE Power Elm Road. Unit 1 entered commercial operation on February 2, 2010 and Unit 2 entered commercial operation on January 12, 2011. MGE received approval from the PSCW to collect in rates the carrying costs incurred by MGE Power Elm Road. See Footnote 21 for additional discussion.

3.

Property, Plant, and Equipment - MGE Energy and MGE.

Property, plant, and equipment consisted of the following at December 31:

	MGE Energy		MGE
(In thousands)	2010	2009	2010	2009
Utility:
Electric	$841,256	$806,066	$841,273	$806,083
Gas	304,117	293,654	304,129	293,666
Total utility plant	1,145,373	1,099,720	1,145,402	1,099,749
Less: Accumulated depreciation and amortization	502,184	477,210	502,184	477,210
In-service utility plant, net	643,189	622,510	643,218	622,539
Nonregulated:
Nonregulated	232,754	110,431	232,595	110,022
Less: Accumulated depreciation and amortization	18,371	13,144	18,371	13,144
In service nonregulated plant, net	214,383	97,287	214,224	96,878
Construction work in progress:
Utility construction work in progress	38,214	37,431	38,214	37,431
Nonregulated construction work in progress	72,221	182,536	72,221	182,536
Total property, plant, and equipment	$968,007	$939,764	$967,877	$939,384

MGE's utility plant is subject to the lien of its Indenture of Mortgage and Deed of Trust. As of December 31, 2010, there was $1.2 million of bonds outstanding under that indenture. See Footnote 9 for further discussion of the mortgage indenture.

4.

Investments - MGE Energy and MGE.

a.

Equity Method Investments and Available for Sale Securities.

(In thousands)	MGE Energy		MGE
	2010	2009	2010	2009
Available for sale securities:
Cost basis	$1,316	$1,363	$536	$616
Gross unrealized gains	243	346	125	191
Gross unrealized losses	(6)	(4)	(6)	(4)
Fair Value	$1,553	$1,705	$655	$803
Equity method investments:
ATC	$54,200	$51,656	$54,200	$51,656
Other	92	94	92	94
Total equity method investments	$54,292	$51,750	$54,292	$51,750
Total	$55,845	$53,455	$54,947	$52,553

MGE Energy's and MGE's available for sale securities represent publicly traded securities and private equity investments in common stock of companies in various industries.

During the year ended December 31, 2010, certain investments were liquidated. As a result of these liquidations, MGE Energy and MGE received $0.2 million and $0.1 million, respectively, in cash proceeds. In addition, MGE Energy and MGE recorded a less than $0.1 million gain on the sale of investments in the income statement for the year ended December 31, 2010.

During the year ended December 31, 2009, certain investments were liquidated. As a result of these liquidations, MGE Energy received $0.1 million in cash proceeds. In addition, MGE Energy recorded a $0.1 million gain on the sale of investments in the income statement for the year ended December 31, 2009.

b.

ATC.

ATC owns and operates electric transmission facilities primarily in Wisconsin. MGE received an interest in ATC when it, like other Wisconsin electric utilities, contributed its electric transmission facilities to ATC. That interest is presently held by MGE Transco, which is jointly owned by MGE Energy and MGE.

MGE Transco has accounted for its investment in ATC under the equity method of accounting. For the years ended December 31, 2010, 2009, and 2008, MGE Transco recorded equity earnings from the investment in ATC of $8.5 million, $8.2 million, and $7.2 million, respectively. Dividend income received from ATC was $6.7 million, $6.3 million, and $5.3 million for the years ended December 31, 2010, 2009, and 2008, respectively. During the years ended December 31, 2010, 2009 and 2008, MGE Transco made $0.7 million, $3.6 million and $3.4 million, respectively, in cash contributions to ATC.

During March 2010, MGE sold a parcel of land in Middleton, Wisconsin to ATC for $2.7 million, resulting in a gain of $2.6 million (pretax) in other income. The transaction was approved by the PSCW.

At December 31, 2010, MGE Transco held a 3.6% ownership interest in ATC. MGE Transco's investment balance is different from the amount of the underlying equity in the net assets of ATC. This difference is attributable to the allocation of certain tax impacts related to the initial asset transfer.

At December 31, 2010, MGE is the majority owner, and MGE Energy, the holding company, is the minority owner of MGE Transco. MGE Energy's proportionate share of the equity and net income of MGE Transco is classified within the MGE financial statements as noncontrolling interest.

ATC's summarized financial data for the years ended December 31, 2010, 2009, and 2008 is as follows:

(In thousands)
Income statement data for the year ended December 31,	2010	2009	2008
Operating revenues	$556,741	$521,525	$466,571
Operating expenses	(251,120)	(230,316)	(208,960)
Other (expense) income	(885)	(621)	(514)
Interest expense, net	(85,067)	(77,223)	(69,052)
Earnings before members' income taxes	$219,669	$213,365	$188,045

MGE Energy's and MGE's equity earnings in ATC	$8,501	$8,173	$7,241

Balance sheet data as of December 31,	2010	2009	2008
Current assets	$59,856	$51,121	$50,791
Noncurrent assets	2,888,448	2,767,249	2,480,034
Total assets	$2,948,304	$2,818,370	$2,530,825

Current liabilities	$428,387	$285,494	$252,035
Long-term debt	1,175,010	1,259,643	1,109,397
Other noncurrent liabilities	84,940	76,837	120,171
Members' equity	1,259,967	1,196,396	1,049,222
Total members' equity and liabilities	$2,948,304	$2,818,370	$2,530,825

5.

Joint Plant Ownership - MGE Energy and MGE.

a.

Columbia.

MGE and two other utilities jointly own Columbia, a coal-fired generating facility located in Portage, Wisconsin, which accounts for 28% (225 MW) of MGE's net summer rated capacity. Power from this facility is shared in proportion to each company's ownership interest. MGE has a 22% ownership interest in Columbia. The other owners are WPL (a subsidiary of Alliant), which operates Columbia, and WPSC. MGE's share of fuel, operating, and maintenance expenses for Columbia were $35.9 million, $30.1 million, and $32.6 million for the years ended December 31, 2010, 2009, and 2008, respectively. See Footnote 18 for discussion of MGE's future capital commitments as a result of this ownership interest.

Each owner provides its own financing and reflects its respective portion of facilities and operating costs in its financial statements. MGE's interest in Columbia, included in its gross utility plant in service, and the related accumulated depreciation reserves at December 31 were as follows:

(In thousands)	2010	2009
Utility plant	$114,760	$112,879
Accumulated depreciation	(73,771)	(72,399)
Net plant	$40,989	$40,480

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

Each owner provides its own financing and reflects its respective portion of the facility and operating costs in its financial statements. MGE Power West Campus' interest in WCCF and the related accumulated depreciation reserves at December 31 were as follows:

(In thousands)	2010	2009
Nonregulated plant	$109,152	$109,071
Accumulated depreciation	(15,521)	(12,777)
Net plant	$93,631	$96,294

Operating charges are allocated to the UW based on formulas contained in the operating agreement. Under the provisions of this arrangement, the UW is required to reimburse MGE for their allocated portion of fuel and operating expenses. For the years ended December 31, 2010, 2009, and 2008, the UW allocated share of fuel and operating costs were $4.0 million, $2.6 million, and $4.8 million, respectively.

c.

Elm Road.

MGE Power Elm Road owns an 8.33% ownership interest in each of two 615 MW coal-fired generating units in Oak Creek, Wisconsin. Unit 1 entered commercial operation on February 2, 2010. Unit 2 entered commercial operation on January 12, 2011. MGE Power Elm Road's sole principal asset is that ownership interest in those generating units. MGE Power Elm Road's interest in the Elm Road Units is leased to MGE.

The remainder of the ownership interest in the Elm Road Units is held by two other entities, one of which is also responsible for the Units' operation. Each owner provides its own financing and reflects its respective portion of the facility and costs in its financial statements. MGE Power Elm Road's interest in the portion of the Elm Road Units in-service and the related accumulated depreciation reserves at December 31 were as follows:

(In thousands)	2010	2009
Nonregulated plant	$122,603	$-
Accumulated depreciation	(2,481)	-
Net plant	$120,122	$-
Construction work in progress	72,193	182,535
Total plant	$192,315	$182,535

6.

Regulatory Assets and Liabilities - MGE Energy and MGE.

The following regulatory assets and liabilities are reflected in MGE's consolidated balance sheet as of December 31:

(In thousands)	2010	2009
Regulatory Assets
Environmental costs	$1,123	$823
Derivatives	19,230	12,823
Tax recovery related to AFUDC equity	4,400	4,465
Asset retirement obligation	5,634	5,002
Unfunded pension and other postretirement liability	78,659	76,823
Debt related costs	5,137	4,144
Elm Road	-	456
Blount restructuring costs	328	899
Pension and OPRB costs	5,090	7,713
Medicare Part D subsidy	2,851	-
Other	365	227
Total regulatory assets	$122,817	$113,375
Regulatory Liabilities
Derivatives	$-	$282
Elm Road	4,652	-
Conservation costs	776	314
Income Taxes	3,276	3,914
Medicare subsidy	-	557
Non-ARO removal cost	12,285	12,216
Customer fuel credit	-	269
Renewable energy credits	2,352	1,318
Other	431	158
Total regulatory liabilities	$23,772	$19,028

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

Environmental Costs

MGE has received regulatory treatment on environmental costs including clean up of two landfill sites and a substation site and certain environmental costs at Columbia. As it relates to the landfills and substation, the regulators have only allowed MGE to recover actual environmental expenditures incurred excluding any carrying cost. As of December 31, 2010, MGE has recorded $0.1 million in regulatory assets for these environmental costs.

In addition, MGE has been allowed to defer actual costs plus carrying costs on certain Columbia environmental expenditures. As of December 31, 2010, MGE has recorded $1.0 million in regulatory assets related to these costs. The pre-construction portion of the costs will be transferred to construction work in progress once a Certificate of Authority is received from the PSCW. MGE expects recovery of these costs over the life of the installed equipment.

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

Blount Restructuring Costs

In 2006, MGE announced a plan to reduce the capacity at Blount from 190 MW to 100 MW by the end of 2011. MGE will need to keep Blount available at full capacity until MISO declares that the 90 MW are no longer needed for system reliability which is currently anticipated in June 2013. MGE has determined that certain employee positions will be eliminated as a result of this plan. Accordingly, this plan has resulted in certain involuntary and voluntary severance benefits and retention bonus payments. Recovery of these amounts began in 2008 and will continue through 2013. Costs will be recovered in rates in the year cash payments are expected to be made.

Pension and OPRB Costs

The PSCW has allowed MGE to defer the 2009 incremental pension and OPRB costs above the amounts recovered in rates. Recovery of the costs began in 2010. The costs are being recovered in rates over a four year period for electric portion and a two year period for gas portion.

Medicare Part D Subsidy

In the first quarter of 2010, the Patient Protection and Affordable Care Act (the PPACA) was enacted. The PPACA changed the tax treatment of federal subsidies paid to sponsors of retiree health benefit plans. As a result of the PPACA, these subsidy payments will become taxable in 2013. MGE anticipates rate recovery of the incremental tax expense as a result of this legislation and will request recovery to begin in its next base rate case.

Prior to the change in legislation discussed above, the regulatory liability at December 31, 2009 related to the difference in treatment of the Medicare Part D Subsidy for tax and book purposes. For income tax purposes, the benefit of this subsidy was excluded from the computation of the unfunded liability. However, for financial statement purposes, the unfunded liability included (or was reduced by) the benefit of the Medicare Part D Subsidy. Such tax benefits were expected to be returned to customers in rates in future periods.

Elm Road

In 2010, MGE started collecting lease payments based on the expected commercial operation dates of the Elm Road Units. Any difference between the expected start date and the actual start date of the lease payments will be returned to customers in the next base rate case. Also, MGE has deferred payments made to MGE Power Elm Road for carrying costs during construction of the facility, management fees, community impact mitigation, and transition costs. MGE is collecting carrying costs in rates over a six year period beginning in 2010. All other costs are collected in rates over a one to two year period.

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

Customer Fuel Credit

See Footnote 17 for further discussion.

Renewable Energy Credits

MGE receives renewable energy credits from certain purchase power. The value of the credits are recorded as inventory and expensed when the credit is redeemed or expired. A regulatory liability has been established for the value of its renewable energy credits included in inventory. In Wisconsin, renewable energy credits expire four years after the year of acquisition. This benefit will be returned to customers in the year the credit is redeemed or expired.

7.

Common Equity.

a.

Common Stock - MGE Energy and MGE.

MGE Energy sells shares of its common stock through its Stock Plan. Those shares may be newly issued shares or shares that MGE Energy has purchased in the open market for resale to participants in the Stock Plan. All sales are covered by a shelf registration statement that MGE Energy filed with the SEC. For the year ended December 31, 2010, MGE Energy did not issue any new shares of common stock under the Stock Plan. However, for the year ended December 31, 2009, MGE Energy issued 209,065 new shares of common stock under the Stock Plan for net proceeds of $6.3 million.

Since June 2009, MGE Energy switched from issuing new shares of common stock under the Stock Plan to purchasing shares on the open market to provide shares to meet obligations to participants in the Stock Plan. The shares are purchased on the open market through a securities broker-dealer and then are reissued under the Stock Plan as needed to meet share delivery requirements. The volume and timing of share repurchases in the open market depends upon the level of dividend reinvestment and optional share purchases being made from time to time by plan participants. As a result, there is no specific maximum number of shares to be repurchased and no specified termination date for the repurchases.

During the year ended December 31, 2010 and 2009, MGE Energy paid $34.4 million (or $1.49 per share) and $33.7 million (or $1.46 per share), respectively, in cash dividends on its common stock. Dividends on common stock at MGE are subject to restrictions imposed by the PSCW and the covenants of MGE's outstanding first mortgage bonds. See Footnote 9 for further discussion of these covenants. During the year ended December 31, 2010 and 2009, MGE paid $26.2 million and $19.3 million, respectively, in cash dividends to MGE Energy.

b.

Preferred Stock - MGE Energy and MGE.

MGE has 1,175,000 shares of $25 par value redeemable preferred stock (cumulative) that is authorized but unissued at December 31, 2010 and 2009.

c.

Dilutive Shares Calculation - MGE Energy.

MGE Energy does not hold any dilutive securities.

8.

Noncontrolling Interest - MGE.

a.

MGE Power West Campus.

MGE Power West Campus is not a subsidiary of MGE; however, it has been consolidated in the consolidated financial statements of MGE (see Footnote 2). MGE Power West Campus is 100% owned by MGE Power and MGE Power is 100% owned by MGE Energy. MGE Energy's proportionate share of the equity and net income (through its wholly owned subsidiary MGE Power) of MGE Power West Campus is classified within the MGE financial statements as noncontrolling interest. Noncontrolling interest on the balance sheet related to MGE Power West Campus at December 31, 2010 and 2009, is $32.7 million and $29.0 million, respectively. For the years ended December 31, 2010, 2009, and 2008, MGE Power had earned $7.7 million, $7.6 million, and $7.6 million, net of tax, from its interest in MGE Power West Campus, respectively. This amount is recorded as noncontrolling interest, net of tax, on MGE's consolidated statement of income.

b.

MGE Transco.

At December 31, 2010, MGE is the majority owner, and MGE Energy is the minority owner, of MGE Transco. MGE Energy's proportionate share of the equity and net income of MGE Transco is classified within the MGE financial statements as noncontrolling interest. Noncontrolling interest on the balance sheet related to MGE Transco at December 31, 2010 and 2009, is $9.9 million and $9.8 million, respectively. For the years ended December 31, 2010, 2009, and 2008, MGE Energy had earned $1.8 million, $1.5 million, and $0.8 million, net of tax, from its interest in MGE Transco, respectively. These amounts are recorded as noncontrolling interest, net of tax, on MGE's consolidated statement of income.

c.

MGE Power Elm Road.

MGE Power Elm Road is not a subsidiary of MGE; however, it has been consolidated in the consolidated financial statements of MGE (see Footnote 2). MGE Power Elm Road is 100% owned by MGE Power and MGE Power is 100% owned by MGE Energy. MGE Energy's proportionate share of the equity and net income (through its wholly owned subsidiary MGE Power) of MGE Power Elm Road is classified within the MGE financial statements as noncontrolling interest. Noncontrolling interest on the balance sheet related to MGE Power Elm Road at December 31, 2010 and 2009, is $99.4 million and $140.2 million, respectively. For the years ended December 31, 2010, 2009, and 2008, MGE Power recognized earnings of $11.2 million, $4.9 million, and $3.9 million, net of tax, from its interest in MGE Power Elm Road, respectively. These amounts are recorded as noncontrolling interest, net of tax, on MGE's consolidated statement of income.

9.

Long-Term Debt.

a.

Long-Term Debt - MGE Energy and MGE.

	2010		2009
	MGE Energy	MGE	MGE Energy	MGE
First Mortgage Bonds (a):
7.70%, 2028 Series	$1,200	$1,200	$1,200	$1,200
Tax Exempt Debt:
4.875% 2012 Series, Industrial Development
Revenue Bonds	19,300	19,300	19,300	19,300
5.875% 2034 Series, Industrial Development
Revenue Bonds	28,000	28,000	28,000	28,000
Total Tax Exempt Debt	47,300	47,300	47,300	47,300
Medium Term Notes (b):
6.58%, due 2012 (c)	-	-	15,000	15,000
5.26%, due 2017	20,000	20,000	20,000	20,000
5.25%, due 2017	30,000	30,000	30,000	30,000
7.12%, due 2032	25,000	25,000	25,000	25,000
6.12%, due 2028	20,000	20,000	20,000	20,000
6.247%, due 2037	25,000	25,000	25,000	25,000
Total Medium Term Notes	120,000	120,000	135,000	135,000
Other Long-Term Debt:
5.59%, due 2018 (d)	40,000	40,000	40,000	40,000
5.68%, due 2033 (e)	30,000	30,000	30,000	30,000
5.19%, due 2033 (e)	20,000	20,000	20,000	20,000
5.04%, due 2040 (f)	48,473	48,473	50,000	-
3.38%, due 2020 (d)	15,000	15,000	-	-
5.26%, due 2040 (d)	15,000	15,000	-	-
Total Other Long-Term Debt	168,473	168,473	140,000	90,000
Long-term debt due within one year	(1,667)	(1,667)	(1,528)	-
Unamortized discount	(955)	(955)	(1,030)	(1,030)
Total Long-Term Debt	$334,351	$334,351	$320,942	$272,470

(a)

MGE's utility plant is subject to the lien of its Indenture of Mortgage and Deed of Trust, under which its first mortgage bonds are issued. The Mortgage Indenture provides that dividends or any other distribution or purchase of shares may not be made if the aggregate amount thereof since December 31, 1945 would exceed the earned surplus (retained earnings) accumulated subsequent to December 31, 1945.

(b)

The indenture under which MGE's medium-term notes are issued provides that those notes will be entitled to be equally and ratably secured in the event that MGE issues any additional first mortgage bonds.

(c)

On December 21, 2010, MGE redeemed the outstanding $15 million principal amount of its 6.58% Medium-Term Notes due April 1, 2012. It paid a redemption price equal to the principal amount of those notes, plus accrued interest to the redemption date, plus a make-whole premium equal to $1.1 million, which will be amortized over the life of the Notes.

(d)

Issued by MGE pursuant to a Note Purchase Agreement. Under that Note Purchase Agreement: (i) note holders have the right to require MGE to repurchase their notes at par in the event of an acquisition of beneficial ownership of 30% or more of the outstanding voting stock of MGE Energy, (ii) MGE must maintain a ratio of its consolidated indebtedness to consolidated total capitalization not to exceed a maximum of 65% and (iii) MGE cannot issue "Priority Debt" in an amount exceeding 20% of its consolidated assets. Priority Debt is defined as any indebtedness of MGE secured by liens other than specified liens permitted by the Note Purchase Agreement and certain unsecured indebtedness of certain subsidiaries.

(e)

Issued by MGE Power West Campus. The agreements require it to maintain a projected debt service coverage ratio of not less than 1.25 to 1.00, and debt to total capitalization ratio of not more than .65 to 1.00. The notes are secured by a collateral assignment of lease payments that MGE is making to MGE

Power West Campus for use of its ownership interest in the West Campus Cogeneration Facility pursuant to a long-term lease.

(f)

Issued by MGE Power Elm Road pursuant to a note Purchase Agreement. That Note Purchase Agreement requires MGE Power Elm Road to maintain a debt service coverage ratio at the end of any calendar quarter of not less than 1.25 to 1.00 for the trailing 12-month period. As of December 31, 2010, MGE Power Elm Road is in compliance with the covenant requirements.

b.

Long-Term Debt Maturities - MGE Energy and MGE.

Below is MGE Energy's and MGE's aggregate maturities for all long-term debt for years following the December 31, 2010, balance sheet.

	MGE
(In thousands)	Energy	MGE *
2011	$1,667	$1,667
2012	20,967	20,967
2013	2,013	2,013
2014	3,102	3,102
2015	3,182	3,182
Future years	306,042	306,042
Total	$336,973	$336,973

*Includes $30.0 million and $20.0 million maturity for MGE Power West Campus, and $48.5 million for MGE Power Elm Road, all of which are consolidated with MGE's debt (see Footnote 2).

MGE Energy and MGE have $19.3 million of 4.875% Industrial Development Revenue Bonds which have a mandatory repurchase on April 1, 2012 but have a stated maturity date of October 1, 2027. These bonds are included in the 2012 maturities.

10.

Notes Payable to Banks, Commercial Paper, and Lines of Credit - MGE Energy and MGE.

a.

MGE Energy.

At December 31, 2010, MGE Energy had an unsecured, committed revolving line of credit of $40 million expiring July 30, 2013. At December 31, 2010, $19 million in borrowings were outstanding under this facility.

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

b.

MGE.

For short-term borrowings, MGE generally issues commercial paper (issued at the prevailing discount rate at the time of issuance), which is supported by unused committed bank lines of credit. At December 31, 2010, MGE had an unsecured, committed revolving line of credit for $75 million expiring July 30, 2013. On August 27, 2010, MGE entered into an amendment that requires MGE to have a period of at least one day, during any 365-day period, on which the principal amount of all outstanding loans thereunder shall be zero. At December 31, 2010, no borrowings were outstanding under this facility; however, there was $3.5 million in commercial paper outstanding.

The agreement requires MGE to maintain a ratio of consolidated debt to consolidated total capitalization not to exceed a maximum of 65%. The ratio calculation excludes assets, liabilities, revenues and expenses included in MGE's financial statements as the result of the consolidation of VIEs, such as MGE Power West Campus and MGE Power Elm Road. A change in control constitutes a default under the agreements. Change in control events are defined as (i) a failure by MGE Energy to hold 100% of the outstanding voting equity interest in MGE or (ii) the acquisition of beneficial ownership of 30% or more of the outstanding voting stock of MGE Energy by one person or two or more persons acting in concert.

c.

MGE Energy and MGE.

Information concerning short-term borrowings for the past three years is shown below:

	As of December 31,
(In thousands)	2010	2009		2008
MGE Energy
Available lines of credit	$115,000	$195,000		$$195,000
Short-term debt outstanding	$22,500	$64,500		$$124,500
Weighted-average interest rate	1.36%	0.53%	*	1.31%
During the year:
Maximum short-term borrowings	$122,500	$134,000		$$139,000
Average short-term borrowings	$58,080	$105,015	*	$$110,803
Weighted-average interest rate	0.56%	0.63%	*	2.88%

MGE
Available lines of credit	$75,000	$75,000		$$75,000
Commercial paper outstanding	$3,500	$33,500		$$51,000
Weighted-average interest rate	0.25%	0.20%		0.91%
During the year:
Maximum short-term borrowings	$41,000	$60,500		$$64,000
Average short-term borrowings	$20,720	$26,900		$$46,210
Weighted-average interest rate	0.24%	0.31%		2.44%

*Includes $50 million of short term debt reclassified as long term debt as a result of the issuance by MGE Power Elm Road of its 5.04% senior secured notes, issued on February 4, 2010, the proceeds of which were used to repay short-term debt.

11.

Fair Value of Financial Instruments - MGE Energy and MGE.

a.

Fair Value of Financial Assets and Liabilities Recorded at the Carrying Amount.

At December 31, 2010 and 2009, the carrying amount of cash, cash equivalents, and outstanding commercial paper approximates fair market value due to the short maturity of those investments and obligations. The estimated fair market value of MGE Energy's and MGE long-term debt is based on quoted market prices at December 31. The estimated fair market value of MGE Energy's and MGE's financial instruments are as follows:

	2010		2009
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
MGE Energy
Assets:
Cash and cash equivalents	$7,110	$7,110	$4,704	$4,704
Liabilities:
Short-term debt - bank loans	19,000	19,000	31,000	31,000
Short-term debt - commercial paper	3,500	3,500	33,500	33,500
Long-term debt*	336,973	356,395	323,500	339,557

MGE
Assets:
Cash and cash equivalents	4,494	4,494	2,474	2,474
Liabilities:
Short-term debt - commercial paper	3,500	3,500	33,500	33,500
Long-term debt*	336,973	356,395	273,500	289,557

*Includes long-term debt due within one year.

b.

Recurring Fair Value Measurements.

Fair value is defined as the price that would be received to sell an asset or would be paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability including assumptions about risk. The standard also establishes a three level fair value hierarchy based upon the observability of the assumptions used and requires the use of observable market data when available. The levels are:

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis for MGE Energy and MGE.

	Fair Value as of December 31, 2010
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Exchange-traded investments	$430	$430	$-	$-
Total Assets	$430	$430	$-	$-
Liabilities:
Derivatives, net(a)	$19,230	$14	$-	$19,216
Deferred compensation	1,525	1,525	-	-
Total Liabilities	$20,755	$1,539	$-	$19,216

MGE
Assets:
Exchange-traded investments	$260	$260	$-	$-
Total Assets	$260	$260	$-	$-
Liabilities:
Derivatives, net(a)	$19,230	$14	$-	$19,216
Deferred compensation	1,525	1,525	-	-
Total Liabilities	$20,755	$1,539	$-	$19,216

(a) These amounts are shown gross and exclude $0.5 million of collateral that was posted against derivative positions with counterparties.

	Fair Value as of December 31, 2009
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Exchange-traded investments	$535	$535	$-	$-
Total Assets	$535	$535	$-	$-
Liabilities:
Derivatives, net(b)	$12,541	$(506)	$-	$13,047
Deferred compensation	1,342	1,342	-	-
Total Liabilities	$13,883	$836	$-	$13,047

MGE
Assets:
Exchange-traded investments	$327	$327	$-	$-
Total Assets	$327	$327	$-	$-
Liabilities:
Derivatives, net(b)	$12,541	$(506)	$-	$13,047
Deferred compensation	1,342	1,342	-	-
Total Liabilities	$13,883	$836	$-	$13,047

(b) These amounts are shown gross and exclude $0.4 million of collateral that was posted against derivative positions with counterparties.

No transfers were made in or out of Level 1 or Level 2 for the year ended December 31, 2010.

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

The following table summarizes the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for both MGE Energy and MGE.

(In thousands)
Year Ended December 31,	2010	2009	2008
Balance as of January 1,	$(13,047)	$(9,219)	$(444)
Realized and unrealized gains (losses):
Included in regulatory liabilities (assets)	(6,169)	(3,829)	(8,801)
Included in other comprehensive income	-	-	26
Included in earnings	(1,482)	(14,489)	21
Included in current assets	-	(24)	-
Purchases, sales, issuances, and settlements, net	1,482	14,514	(21)
Transfers in and/or out of Level 3	-	-	-
Balance as of December 31,	$(19,216)	$(13,047)	$(9,219)
Total gains (losses) included in earnings attributed to the
change in unrealized gains (losses) related to assets and
liabilities held at December 31,(c)	$-	$-	$-

The following table presents total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis for both MGE Energy and MGE (c).

(In thousands)
Year Ended December 31,	2010	2009	2008
Purchased Power Expense	$(1,461)	$(14,642)	$139
Cost of Gas Sold Expense	(21)	82	(59)
Regulated Gas Revenues	-	71	(59)
Total	$(1,482)	$(14,489)	$21

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

MGE Energy Income Taxes.

MGE Energy files a consolidated federal income tax return that includes the operations of all subsidiary companies. The consolidated income tax provision consists of the following provision (benefit) components for the years ended December 31:

(In thousands)	2010	2009	2008
Current payable:
Federal	$6,148	$8,008	$15,764
State	2,603	2,796	5,060
Net-deferred:
Federal	20,811	14,408	7,361
State	4,570	3,300	1,222
Amortized investment tax credits	(312)	(342)	(351)
Total income tax provision	$33,820	$28,170	$29,056

MGE Energy's consolidated income tax provision differs from the amount computed by applying the statutory federal income tax rate to income before income taxes, as follows:

	2010	2009	2008
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	5.1%	5.1%	5.0%
Amortized investment tax credits	(0.3)%	(0.4)%	(0.4)%
Credit for electricity from wind energy	(1.7)%	(2.5)%	(2.4)%
Domestic manufacturing deduction	(0.4)%	(0.5)%	(0.5)%
Other, net, individually insignificant	(0.7)%	(1.1)%	(1.2)%
Effective income tax rate	37.0%	35.6%	35.5%

The significant components of deferred tax liabilities (assets) that appear on MGE Energy's consolidated balance sheets as of December 31 as follows:

(In thousands)	2010	2009
Property-related	$159,348	$134,216
Investment in ATC	24,467	20,216
Bond transactions	1,850	1,991
Pension and other postretirement benefits	38,417	39,278
Derivatives	7,771	5,188
Tax deductible prepayments	6,764	7,235
Other	22,325	14,828
Gross deferred income tax liabilities	260,942	222,952
Accrued expenses	(27,529)	(23,697)
Pension and other postretirement benefits	(43,637)	(48,294)
Deferred tax regulatory account	(2,150)	(2,858)
Derivatives	(7,771)	(5,188)
Other	(11,048)	(3,428)
Gross deferred income tax assets	(92,135)	(83,465)
Less valuation allowance	365	365
Net deferred income tax assets	(91,770)	(83,100)
Deferred income taxes	$169,172	$139,852

The valuation allowance reduces MGE Energy's deferred tax assets for state carryforward losses to estimated realizable value due to the uncertainty of future income estimates in various state tax jurisdictions.

For tax purposes, as of December 31, 2010, MGE Energy had approximately $7.5 million of state tax net operating loss deductions that expire between 2011 to 2019 if unused.

b.

MGE Income Taxes.

MGE Energy files a consolidated federal income tax return. The subsidiaries calculate their respective federal income tax provisions as if they were separate taxable entities.

On a separate company basis, the components of MGE's income tax provision are as follows for the years ended December 31:

(In thousands)	2010	2009	2008
Current payable:
Federal	$7,499	$8,292	$14,313
State	2,764	2,855	4,710
Net-deferred:
Federal	19,861	13,441	7,255
State	4,493	3,065	1,199
Amortized investment tax credits	(312)	(342)	(351)
Total income tax provision	$34,305	$27,311	$27,126

MGE's income tax provision on a separate company basis differs from the amount computed by applying the statutory federal income tax rate to income before noncontrolling interest and income tax provision as follows:

	2010	2009	2008
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	5.1%	5.1%	5.0%
Amortized investment tax credits	(0.3)%	(0.4)%	(0.5)%
Credit for electricity from wind energy	(1.7)%	(2.6)%	(2.5)%
Domestic manufacturing deduction	(0.4)%	(0.5)%	(0.5)%
Other, net, individually insignificant	(0.7)%	(1.2)%	(1.3)%
Effective income tax rate	37.0%	35.4%	35.2%

The significant components of deferred tax liabilities (assets) that appear on MGE's consolidated balance sheets as of December 31 are as follows:

(In thousands)	2010	2009
Property-related	$159,348	$134,216
Investment in ATC	22,093	20,216
Bond transactions	1,850	1,991
Pension and other postretirement benefits	38,417	39,278
Derivatives	7,771	5,188
Tax deductible prepayments	6,764	7,235
Other	22,308	12,995
Gross deferred income tax liabilities	258,551	221,119
Accrued expenses	(27,513)	(23,229)
Pension and other postretirement benefits	(43,637)	(48,294)
Deferred tax regulatory account	(2,150)	(2,858)
Derivatives	(7,771)	(5,188)
Other	(11,048)	(3,427)
Gross deferred income tax assets	(92,119)	(82,996)
Less valuation allowance	365	365
Net deferred income tax assets	(91,754)	(82,631)
Deferred income taxes	$166,797	$138,488

The valuation allowance reduces MGE's deferred tax assets for state carryforward losses to estimated realizable value due to the uncertainty of future income estimates in various state tax jurisdictions.

For tax purposes, as of December 31, 2010, MGE had approximately $7.5 million of state tax net operating loss deductions that expire between 2011 to 2019 if unused.

c.

Accounting for Uncertainty in Income Taxes - MGE Energy and MGE.

MGE Energy and MGE account for the difference between the tax benefit amount taken on prior year tax returns, or expected to be taken on a current year tax return, and the tax benefit amount recognized in the financial statements as an unrecognized tax benefit.

A tabular reconciliation of unrecognized tax benefits and interest from January 1, 2008 to December 31, 2010, is as follows:

(In thousands)	Tax	Interest
Unrecognized tax benefits and accrued interest,
January 1, 2008	$99	$-
Additions based on tax positions related to 2008	77	-
Accrued interest on unrecognized tax benefits	-	9
Unrecognized tax benefits and accrued interest,
December 31, 2008	176	9
Accrued interest on unrecognized tax benefits	-	12
Unrecognized tax benefits and accrued interest,
December 31, 2009	176	21
Additions based on tax positions related to 2009	3,815	-
Additions based on tax positions related to 2010	386	-
Accrued interest on unrecognized tax benefits	-	193
Unrecognized tax benefits and accrued interest,
December 31, 2010	$4,377	$214

Unrecognized tax benefits are liabilities shown with Other Deferred Liabilities on the December 31, 2010 and December 31, 2009, balance sheets. The interest component is offset by a regulatory asset.

MGE Energy filed an application with its 2009 tax returns to change its income tax methods of accounting for electric repairs. This method change accelerated tax deductions for electric repairs in accordance with Treasury Regulations and case law, as compared to the prior method of claiming tax depreciation on project costs. At December 31, 2010, MGE Energy and MGE have an unrecognized tax benefit in the amount of $4.4 million primarily related to temporary tax differences associated with the change in income tax method of accounting for electric repairs. Unrecognized tax benefits at December 31, 2009, related to federal permanent differences and tax credits, the realization of which would not significantly impact the effective tax rate.

The unrecognized tax benefits at December 31, 2010, are not expected to significantly increase or decrease within the next twelve months. In addition, statutes of limitations will expire for MGE Energy and MGE tax returns. The impact of the statutes of limitations expiring is not anticipated to be material. The following table shows tax years that remain subject to examination by major jurisdiction:

Taxpayer	Open Years
MGE Energy and consolidated subsidiaries in federal return	2007 through 2010
MGE Energy Wisconsin separate corporation return	2006 through 2008
MGE Wisconsin separate corporation return	2006 through 2008
MGE Energy Wisconsin combined reporting corporation return	2009 through 2010

d.

Medicare Part D Subsidy.

On March 23, 2010, the Patient Protection and Affordable Care Act (the PPACA) was enacted. The PPACA effectively changes the tax treatment of federal subsidies paid to sponsors of retiree health benefit plans that provide a benefit that is at least actuarially equivalent to the benefits under Medicare Part D. As a result of the PPACA, these subsidy payments will become taxable in tax years beginning after December 31, 2012. In connection with accounting for Income Taxes, companies are required to reflect the impact of the change in tax law in the period that includes the enactment date of March 23, 2010. MGE anticipates recovery in rates of the incremental tax expense as a result of the legislation. At December 31, 2010, MGE has a regulatory asset of $2.9 million representing the revenue requirement related to PPACA taxes payable, calculated at current statutory rates.

13.

Pension Plans and Other Postretirement Benefits - MGE Energy and MGE.

MGE maintains qualified and nonqualified pension plans, health care and life insurance benefits, and two defined contribution 401(k) benefit plans for its employees and retirees. MGE's costs for the 401(k) plans were $1.6 million, $1.3 million, and $1.2 million in 2010, 2009 and 2008, respectively. A measurement date of December 31 is utilized for all pension and postretirement benefit plans.

All employees hired after December 31, 2006, have been enrolled in the defined contribution pension plan, rather than the defined benefit pension plan previously in place.

a.

Benefit Obligations.

			Other Postretirement
(In thousands)	Pension Benefits		Benefits
Change in benefit obligations:	2010	2009	2010	2009
Net benefit obligation at beginning of year	$208,780	$191,798	$66,138	$62,786
Service cost	5,554	5,235	1,849	1,783
Interest cost	11,928	11,430	3,926	3,801
Plan participants' contributions	-	-	569	483
Plan amendments	-	-	-	-
Actuarial (gain) loss	14,366	6,864	1,866	(480)
Special termination benefits	-	-	-	-
Gross benefits paid	(7,728)	(6,547)	(2,771)	(2,376)
Less: federal subsidy on benefits paid	-	-	185	141
Benefit obligation at end of year	$232,900	$208,780	$71,762	$66,138

The accumulated benefit obligation for the defined benefit pension plans at the end of 2010 and 2009 was $200.9 million and $180.1 million, respectively.

Other Postretirement
	Pension Benefits		Benefits
Weighted-average assumptions used to
determine end of year benefit obligations:	2010	2009	2010	2009
Discount rate	5.36%	5.87%	5.42%	5.92%
Rate of compensation increase	4.59%	4.58%	N/A	N/A

The following table shows assumed health care cost trend rates at December 31:

	2010	2009
Health care cost trend rate assumed for next year	7.0%	7.5%
Rate to which the cost trend rate is assumed to
decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2015	2015

The assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.

The following table shows how an assumed 1% increase or 1% decrease in health care cost trends could impact postretirement benefits in 2010 dollars:

(In thousands)	1% Increase	1% Decrease
Effect on other postretirement benefit obligation	$10,828	$(8,853)

In 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 was signed into law authorizing Medicare to provide prescription drug benefits to retirees. For the year ended December 31, 2010, the subsidy due to MGE was $0.2 million.

b.

Plan Assets.

			Other Postretirement
(In thousands)	Pension Benefits		Benefits
Change in plan assets:	2010	2009	2010	2009
Fair value of plan assets at beginning of year	$133,871	$103,086	$17,338	$13,406
Actual return on plan assets	20,226	25,866	2,254	2,462
Employer contributions	12,985	11,466	3,559	3,363
Plan participants' contributions	-	-	569	483
Gross benefits paid	(7,728)	(6,547)	(2,771)	(2,376)
Fair value of plan assets at end of year	$159,354	$133,871	$20,949	$17,338

The expected long-term rate of return on the pension plan assets is 8.5% for both 2010 and 2009. In 2011, MGE will lower the return on asset assumption from 8.5% to 8.25%.

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

The asset allocation for MGE's pension plans at the end of 2010 and 2009, and the target allocation for 2011, by asset category, follows:

Percentage of Plan
	Target	Assets at Year End
	Allocation	2010	2009
Equity securities	63.0%	68.0%	66.0%
Debt securities	30.0%	26.0%	27.0%
Real estate	7.0%	6.0%	7.0%
Total	100.0%	100.0%	100.0%

d.

Investment Strategy.

MGE employs a total return investment approach whereby a mix of equities, fixed income, and real estate investments are used to maximize the expected long-term return of plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan-funded status, and corporate financial condition. The investment portfolio contains a diversified blend of equity, fixed income, and real estate investments. Target asset allocations are as follows: 45.5% United States equity, 17.5% non-United States equity, 30.0% fixed income, and 7.0% real estate. Investment risk is measured and monitored on an ongoing basis through periodic investment portfolio reviews and liability measurements.

e.

Concentrations of Credit Risk.

MGE evaluated its pension and other postretirement benefit plans' asset portfolios for the existence of significant concentrations of credit risk as of December 31, 2010. Types of concentrations that were evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, and foreign country. As of December 31, 2010, there were no significant concentrations (defined as greater than 10 percent of plan assets) of risk in MGE pension and postretirement benefit plan assets.

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

The following is a description of the valuation methodologies used for assets measured at fair value as of December 31, 2010:

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

Fixed Income Securities – These securities consist of U.S. Bond Funds and Short-Term Funds. U.S. Bond Funds are priced by a pricing agent using inputs such as benchmark yields, reported trades, broker/dealer quotes, and issuer spreads. The Short-Term Funds are valued initially at cost and adjusted for amortization of any discount or premium.

Real Estate – The fair value of real estate properties is determined through an external appraisal process.

Insurance Continuance Fund (ICF) – The fair value of the ICF is based on largely unobservable inputs which are based on a commingled interest.

The Fair Value of MGE's plan assets, by asset category are as follows:

	Fair Value as of December 31, 2010
(In thousands)	Total	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$2,036	$2,036	$-	$-
Equity Securities:
U.S. Large Cap	54,688	-	54,688	-
U.S. Mid Cap	14,115	-	14,115	-
U.S. Small Cap	18,189	-	18,189	-
International Blend	32,847	-	32,847	-
Fixed Income Securities:
Short-Term Fund	2,227	-	2,227	-
High Yield Bond	8,535	-	8,535	-
Long Duration Bond	35,059	-	35,059	-
Real Estate	11,604	-	-	11,604
Insurance Continuance Fund	1,003	-	-	1,003
Total	$180,303	$2,036	$165,660	$12,607

	Fair Value as of December 31, 2009
(In thousands)	Total	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$2,036	$2,036	$-	$-
Equity Securities:
U.S. Large Cap	44,633	-	44,633	-
U.S. Mid Cap	11,051	-	11,051	-
U.S. Small Cap	14,424	-	14,424	-
International Blend	27,810	-	27,810	-
Fixed Income Securities:
Short-Term Fund	1,169	-	1,169	-
High Yield Bond	7,557	-	7,557	-
Long Duration Bond	31,311	-	31,311	-
Real Estate	10,210	-	-	10,210
Insurance Continuance Fund	1,008	-	-	1,008
Total	$151,209	$2,036	$137,955	$11,218

No transfers were made in or out of Level 1 or Level 2 for the year ended December 31, 2010.

The following table summarizes the changes in the fair value of the Level 3 plan assets.

	Level 3 Assets
		Insurance
		Continuance
(In thousands)	Real Estate	Fund
Balance as of January 1, 2009	$15,098	$1,078
Realized gains (losses)	(9)	-
Unrealized gains (losses) related to instruments still
held at December 31, 2009	(5,153)	-
Other Income	335	52
Purchases, sales, issuances, and settlements, net	(61)	(122)
Transfers in and/or out of Level 3	-	-
Balance as of December 31, 2009	$10,210	$1,008
Realized gains (losses)	(4)	-
Unrealized gains (losses) related to instruments still
held at December 31, 2010	817	-
Other Income	328	48
Purchases, sales, issuances, and settlements, net	253	(53)
Transfers in and/or out of Level 3	-	-
Balance as of December 31, 2010	$11,604	$1,003

g.

Other Postretirement Benefits.

The fair value of plan assets for these postretirement benefit plans is $20.9 million and $17.3 million at the end of 2010 and 2009, respectively. The expected long-term rate of return on these plan assets was 7.39% in 2010 and 2009.

Of the above amounts, $17.9 million and $13.4 million at the end of 2010 and 2009, respectively, were held in the master pension trust and are allocable to postretirement health expenses. The target asset allocation and investment strategy for the portion of assets held in the master pension trust are the same as that explained for MGE's pension plans.

The remainder of postretirement benefit assets are held either in an insurance continuance fund for the payment of retiree life benefits or a health benefit trust for payment of retiree health claims. There is no formal target asset allocation for these assets, but the intent is to seek interest income and maintain stability of principal.

h.

Funded Status.

The funded status at the end of the year, and the related amounts recognized on the consolidated balance sheet are as follows:

			Other Postretirement
(In thousands)	Pension Benefits		Benefits
Funded status, end of year	2010	2009	2010	2009
Fair Value of plan assets	$159,354	$133,871	$20,949	$17,338
Benefit obligations	232,900	208,780	71,762	66,138
Funded status	$(73,546)	$(74,909)	$(50,813)	$(48,800)

At December 31, 2010, MGE Energy and MGE included a $0.8 million current liability, a $123.6 million long-term liability, and a $78.7 million regulatory asset in the balance sheet to properly reflect the unfunded status of the plans.

At December 31, 2009, MGE Energy and MGE included a $0.8 million current liability, a $122.9 million long-term liability, and a $76.8 million regulatory asset in the balance sheet to properly reflect the unfunded status of the plans.

		Other
	Pension	Postretirement
(In thousands)	Benefits	Benefits
Amounts recognized as regulatory asset	2010	2010
Net actuarial loss	$63,008	$12,131
Prior service cost	1,880	750
Transition obligation	-	890
Total	$64,888	$13,771

The projected benefit obligation and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets were as follows:

(In thousands)	Pension Benefits
Projected benefit obligation in excess of plan assets	2010	2009
Projected benefit obligation, end of year	$232,900	$208,780
Fair value of plan assets, end of year	159,354	133,871

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2010 and 2009, were as follows:

(In thousands)	Pension Benefits
Accumulated benefit obligation in excess of plan assets	2010	2009
Projected benefit obligation, end of year	$232,900	$208,780
Accumulated benefit obligation, end of year	200,946	180,058
Fair value of plan assets, end of year	159,354	133,871

i.

Expected Cash Flows.

Contributions to the plans for 2011 are expected to be approximately $21 million and for 2012 through 2015 are expected to be between $11 million to $13 million each year. The contributions for years after 2015 are currently not yet estimated. MGE has adopted the asset smoothing as permitted in accordance with the Pension Protection Act of 2006, including modifications made by WRERA.

Due to uncertainties in the future economic performance of plan assets, discount rates, and other key assumptions, estimated contributions are subject to change. MGE may also elect to make additional discretionary contributions.

In 2010, MGE made $16.9 million in employer contributions to its pension and postretirement plans related to the 2009 and 2010 plan years.

j.

Benefit Payments.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

	Pension	Other Postretirement
		Gross	Expected	Net
	Pension	Postretirement	Medicare Part D	Postretirement
(In thousands)	Benefits	Benefits	Subsidy	Benefits
2011	$8,537	$2,635	$(195)	$2,440
2012	9,450	2,795	(231)	2,564
2013	10,299	3,142	(259)	2,883
2014	11,058	3,425	(287)	3,138
2015	11,927	3,674	(321)	3,353
2016-2020	73,175	23,660	(2,146)	21,514

k.

Net Periodic Cost.

MGE has elected to recognize the cost of its transition obligation (the accumulated postretirement benefit obligation as of January 1, 1993) by amortizing it on a straight-line basis over 20 years.

(In thousands)	Pension Benefits			Other Postretirement Benefits
Components of net periodic benefit cost	2010	2009	2008	2010	2009	2008
Service cost	$5,554	$5,235	$5,022	$1,849	$1,783	$1,724
Interest cost	11,928	11,430	11,305	3,926	3,801	3,743
Expected return on assets	(11,530)	(9,016)	(13,189)	(1,317)	(1,005)	(1,280)
Amortization of:
Transition obligation	-	143	143	427	427	427
Prior service cost	437	440	440	110	130	287
Actuarial loss	3,401	4,748	572	403	581	295
Net periodic benefit cost	$9,790	$12,980	$4,293	$5,398	$5,717	$5,196
Weighted-average assumptions used to
determine net periodic cost:
Discount rate	5.87%	6.11%	6.24%	5.92%	6.11%	6.29%
Expected return on plan assets	8.50%	8.50%	9.00%	7.44%	7.11%	7.85%
Rate of compensation increase	4.59%	4.58%	4.55%	N/A	N/A	N/A

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in the assumed health care cost trend rates would have had the following effect:

(In thousands)	1% Increase	1% Decrease
Effect on total service and interest cost components	$982	$(801)

The PSCW has allowed MGE to defer the 2009 incremental pension and OPRB costs above the amounts recovered in rates. As of December 31, 2009 there were $7.7 million in total pension and OPRB costs deferred. During the year ended December 31, 2010, $2.6 million has been recovered in rates.

14.

Share-Based Compensation - MGE Energy and MGE.

Under the Performance Unit Plan, eligible participants may receive performance units that entitle the holder to receive a cash payment equal to the value of a designated number of shares of MGE Energy's common stock, plus dividend equivalent payments thereon, at the end of the set performance period. In accordance with the plan's provisions, these awards are subject to a prescribed vesting schedule and must be settled in cash. Accordingly, no shares of common stock will be issued in connection with the plan.

On the grant date, MGE Energy and MGE measured the cost of the employee services received in exchange for the award based on the current market value of MGE Energy common stock. The fair value of the awards has been subsequently re-measured at December 31, 2010, as required by applicable accounting standards. Changes in fair value as well as the original grant have been recognized as compensation cost. Since this amount will be re-measured throughout the vesting period, the compensation cost is subject to variability. These units are subject to either a four or five year graded vesting schedule.

MGE Energy
Grant Date	Units Granted
January 1, 2007	22,479
January 18, 2008	18,538
January 16, 2009	18,604
January 15, 2010	17,310
January 21, 2011	15,655

For nonretirement eligible employees, stock based compensation costs are accrued and recognized using the graded vesting method. Compensation cost for retirement eligible employees or employees that will become retirement eligible during the vesting schedule are recognized on an abridged horizon also using the graded vesting method.

During the years ended December 31, 2010, 2009, and 2008, MGE recorded $1.2 million, $0.8 million and $0.5 million, respectively, in compensation expense as a result of the Performance Unit Plan. No forfeitures occurred during the years ended December 31, 2010 or 2009. A forfeiture of less than $0.1 million occurred during the year ended December 31, 2008. At December 31, 2010, $1.8 million of these awards were vested, but no cash settlements have occurred.

15.

Regional Transmission Organizations - MGE Energy and MGE.

MISO

MGE is a nontransmission owning member of the MISO. MISO, a FERC approved RTO, is responsible for monitoring the electric transmission system that delivers power from generating plants to wholesale power transmitters, including within the state of Wisconsin. MISO's role is to ensure equal access to the transmission system and to maintain or improve electric system reliability in the Midwest.

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

PJM

MGE is a member of PJM. PJM, an RTO, is a neutral and independent party that coordinates and directs the operation of the region's transmission grid, administers a competitive wholesale electricity market, and plans regional transmission expansion improvements to maintain grid reliability and relieve congestion. MGE has one purchase power agreement, for a total of 50 MW, that is affected by this market.

MGE reports on a net basis transactions on the MISO and PJM markets in which it buys and sells power within the same hour to meet electric energy delivery requirements. This treatment resulted in a $94.9 million, $74.4 million, and $163.8 million reduction to sales to the market and purchased power expense for the years ended December 31, 2010, 2009, and 2008, respectively.

16.

Derivative and Hedging Instruments - MGE Energy and MGE.

a.

Purpose.

As part of its regular operations, MGE enters into contracts, including options, swaps, futures, forwards, and other contractual commitments, to manage its exposure to commodity prices and gas revenues. To the extent that these contracts are derivatives, MGE assesses whether or not the normal purchases or normal sales exclusion applies. For contracts to which this exclusion cannot be applied, MGE Energy and MGE recognize such derivatives in the consolidated balance sheets at fair value. The majority of MGE's derivative activities are conducted in accordance with its electric and gas risk management program, which is approved by the PSCW and limits the volume MGE can hedge with specific risk management strategies. The maximum length of time over which cash flows related to energy commodities can be hedged is two years. If the derivative qualifies for regulatory deferral, the derivatives are marked to fair value and are offset with a corresponding regulatory asset or liability. The deferred gain or loss is recognized in earnings in the delivery month applicable to the instrument. Gains and losses related to hedges qualifying for regulatory treatment are recoverable in gas rates through the PGA or in electric rates as a component of the fuel rules mechanism.

b.

Notional Amounts.

The gross notional volume of open derivatives is as follows:

	December 31, 2010	December 31, 2009
Commodity derivative contracts	544,820 MWh	647,560 MWh
Commodity derivative contracts	5,420,000 Dth	6,530,000 Dth
FTRs	2,609 MW	3,003 MW

c.

Financial Statement Presentation.

MGE Energy and MGE offset fair value amounts recognized for the right to reclaim collateral (a receivable) or the obligation to return collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting agreement. At December 31, 2010 and 2009, MGE Energy and MGE had $0.5 million and $0.4 million, respectively, in collateral that was netted against the net derivative positions with counterparties.

MGE purchases and sells exchange-traded and over-the-counter options, swaps, and future contracts. These arrangements are primarily entered into to help stabilize the price risk associated with gas or power purchases. These transactions are employed by both MGE's gas and electric segments. Additionally, as a result of the firm transmission agreements that MGE holds on transmission paths in the MISO and PJM markets, MGE holds FTRs. An FTR is a financial instrument that entitles the holder to a stream of revenues or charges based on the differences in hourly day-ahead energy prices between two points on the transmission grid. The fair values of these instruments are reflected as a regulatory asset/liability depending on whether they are in a net loss/gain position. Depending on the nature of the instrument, the gain or loss associated with these transactions will be reflected as cost of gas sold, fuel for electric generation, or purchased power expense in the delivery month applicable to the instrument. At December 31, 2010 the cost basis of exchange traded derivatives and FTRs exceeded their fair value by $0.2 million. At December 31, 2009, the fair value of exchange traded derivatives and FTRs exceeded their cost basis by $0.3 million, respectively.

MGE has also entered into a ten-year purchased power agreement which provides MGE with firm capacity and energy during a base term from June 1, 2012, through May 31, 2022. The agreement also allows MGE the option to purchase power during a period of time preceding that base term as well as an option to extend the contract after the base term. The agreement is accounted for as a derivative contract and is recognized at its fair value on the balance sheet. However, the derivative qualifies for regulatory deferral and is recognized with a corresponding regulatory asset or liability depending on whether the fair value is in a loss or gain position. The fair value of the contract at December 31, 2010 and 2009, reflects a loss position of $19.0 million and $12.8 million, respectively. The actual fuel cost will be recognized in purchased power expense in the month of purchase.

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

	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
December 31, 2010
Commodity derivative contracts	Other current assets	$649	Other current liabilities	$1,227
Commodity derivative contracts	Other deferred charges	214	Other deferred liabilities	167
FTRs	Other current assets	312	Other current liabilities	-
Ten-year PPA	N/A	N/A	Other deferred liabilities	19,010

December 31, 2009
Commodity derivative contracts	Other current assets	$1,357	Other current liabilities	$1,728
Commodity derivative contracts	Other deferred charges	89	Other deferred liabilities	94
FTRs	Other current assets	649	Other current liabilities	-
Ten-year PPA	N/A	N/A	Other deferred liabilities	12,815

The following tables summarize the unrealized and realized gains (losses) related to the derivative instruments on the balance sheet at December 31, 2010 and 2009, and the income statement for the year ended December 31, 2010 and 2009 (a).

	2010		2009
(In thousands)	Current and long-term regulatory asset	Other current assets	Current and long-term regulatory asset	Other current assets
Year Ended December 31:
Balance at January 1,	$12,542	$1,334	$14,007	$4,466
Change in unrealized loss	10,851	-	26,611	-
Realized loss reclassified to a deferred account	(2,868)	2,868	(13,581)	13,581
Realized loss reclassified to income statement	(1,295)	(2,791)	(14,495)	(16,713)
Balance at December 31,	$19,230	$1,411	$12,542	$1,334

	Realized losses (gains)
		Fuel for electric
	Regulated	generation/	Cost of
(In thousands)	gas revenues	purchased power	gas sold
Year Ended December 31, 2010:
Commodity derivative contracts	$-	$2,570	$1,652
FTRs	-	(136)	-
Ten-year PPA	-	-	-

Year Ended December 31, 2009:
Commodity derivative contracts	$84	$22,515	$8,609
FTRs	-	(24)	-
Ten-year PPA	-	-	-

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

The ten-year PPA has a provision that may require MGE to post collateral if MGE's debt rating falls below investment grade (i.e., below BBB-) once MGE begins purchasing energy under the contract in 2012. The amount of collateral that it may be required to post varies from $20.0 million to $40.0 million, depending on MGE's nominated capacity amount. Certain counterparties extend MGE a credit limit. If MGE exceeds these limits, the counterparties may require collateral to be posted. As of December 31, 2010, no counterparties are in a net liability position. As of December 31, 2009, certain counterparties are in a net liability of less than $0.1 million.

MGE entered into a non-exchange traded HDD collar covering the period from January 2008 to March 2008. Actual heating degree days during the aforementioned period exceeded the ceiling; therefore, MGE recorded a $1.5 million expense (including a $0.2 million premium) on the collar in the first quarter of 2008.

Nonperformance of counterparties to the non-exchange traded derivatives could expose MGE to credit loss. However, MGE enters into transactions only with companies that meet or exceed strict credit guidelines, and it monitors these counterparties on an ongoing basis to mitigate nonperformance risk in its portfolio. As of December 31, 2010, no counterparties have defaulted.

17.

Rate Matters - MGE Energy and MGE.

a.

Rate proceedings.

On January 12, 2011, the PSCW authorized MGE to increase 2011 rates for retail electric customers by 2.3% or $8.0 million and to increase gas rates by 1.0% or $1.9 million. The increase in retail electric rates is driven by costs for MGE's share of the Elm Road Units. Pursuant to the provisions of this rate order, the fuel rules bandwidth effective January 1, 2011, will be plus or minus 2%. See below for further description of fuel rules. Authorized return on common stock equity was set at 10.3% based on a 58.1% utility common equity.

On December 22, 2009, the PSCW authorized MGE to increase 2010 rates for retail electric customers by 3.3% or $11.9 million, while gas rates decreased 0.74% or $1.5 million. The increase in retail electric rates was driven by costs for MGE's share of the Elm Road Units and transmission reliability enhancements. Pursuant to the provisions of this rate order, the fuel rules bandwidth effective January 1, 2010, was plus or minus 2%. Authorized return on common stock equity was set at 10.4% based on a 55.3% utility common equity.

On December 18, 2008, under a limited reopener, the PSCW authorized MGE to decrease 2009 rates for retail electric customers by 0.74% or $2.7 million, while gas rates remained unchanged from 2008. The decrease in retail electric rates was driven by a decrease in fuel and purchased power costs, decrease in costs associated with the Elm Road Units and a decrease in ATC transmission costs. The PSCW also approved deferred accounting for incremental pension and other postretirement benefit costs above the levels included in rates.

On December 14, 2007, the PSCW authorized MGE to increase 2008 electric rates by 4.8% or $16.2 million and to increase gas distribution rates by 2.8% or $7.8 million. The electric increase covered costs for MGE's new wind energy projects, statewide energy efficiency and renewable energy programs, transmission improvements by ATC, and accelerated costs to discontinue coal use at the Blount Station. In addition to funding the statewide energy programs, the natural gas rate increase covered costs for area gas construction projects needed to accommodate customer growth. Authorized return on common stock equity was set at 10.8% based on 57.4% utility common equity.

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

As of December 31, 2010, MGE's fuel costs are within the range authorized by the PSCW in the most recent rate order; therefore, no fuel credits or surcharges were necessary. In May 2009, the PSCW authorized an interim fuel credit as a result of decreased actual electric fuel costs. The order was subject to refund with interest at 10.8%. The interim fuel credit resulted in $4.6 million reduction in customer revenues. In April 2010, the PSCW authorized a refund of $0.3 million of over collected 2009 fuel costs and accrued interest via a one-time credit, which was applied to customers' April 2010 bills. In 2008, MGE recorded a $5.5 million fuel reduction to other electric revenues to account for a fuel refund. In March 2009, the PSCW completed their audit of the 2008 electric fuel costs and issued a final order, which applied this refund to customers' accounts in March 2009.

In May 2010, Wisconsin's governor signed 2009 Assembly Bill 600 into law as Act 403. The new law requires the PSCW and Wisconsin utilities to automatically defer electric fuel-related costs that fall outside a symmetrical cost tolerance band. Any over/under recovery of the deferred costs is determined on an annual basis and will be adjusted in future billings to its electric retail customers. The PSCW approved the new fuel rules on December 27, 2010, and will be effective January 1, 2011.

18.

Commitments and Contingencies.

a.

Coal Contracts - MGE Energy and MGE.

Fuel procurement for MGE's jointly owned Columbia and Elm Road Units are handled by Alliant and Wisconsin Energy Corporation, respectively, the operating companies. If any minimum purchase obligations must be paid under these contracts, management believes these obligations would be considered costs of service and recoverable in rates. The following table identifies MGE's share, as of December 31, 2010, of the total coal commitments for the Columbia and Elm Road Units for the next five years.

(In thousands)
2011	$27,560
2012	27,865
2013	11,382
2014	3,458
2015	-

b.

Purchased Power Contracts - MGE Energy and MGE.

MGE has several purchase power agreements to help meet future electric supply requirements. Management expects to recover these costs in future customer rates. The following table identifies MGE's total commitments for energy and purchase power agreements for capacity and wind purchase power agreements, as of December 31, 2010, for the next five years.

(In thousands)
2011	$27,918
2012	35,789
2013	43,727
2014	41,501
2015	39,608

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

Natural Gas Transportation and Storage Contracts - MGE Energy and MGE.

MGE's natural gas transportation and storage contracts require fixed monthly payments for firm supply pipeline transportation and storage capacity. The pricing components of the fixed monthly payments for the transportation and storage contracts are established by FERC but may be subject to change. As of December 31, 2010, the fixed payments for firm supply pipeline transportation and storage capacity for the next five years are as follows:

(In thousands)
2011	$10,875
2012	1,798
2013	1,614
2014	441
2015	18

MGE also has natural gas supply commitments. These commitments include market-based pricing. Management expects to recover these costs in future customer rates. As of December 31, 2010, total natural gas supply commitments are estimated for the next five years as follows:

(In thousands)
2011	$17,973
2012	-
2013	-
2014	-
2015	-

d.

Environmental - MGE Energy and MGE.

Solid Waste

Lenz Oil Site

MGE is listed as a potentially responsible party for a site on the EPA's national priorities Superfund list. The Lenz Oil site in Lemont, Illinois, was used for storing and processing waste oil for several years. This site requires cleanup under the Comprehensive Environmental Response, Compensation and Liability Act. As of December 31, 2009, the EPA has agreed on a remedy for the Lenz Oil site. The remedy included a five year $2.2 million implementation plan. The EPA has asked all potentially responsible parties to pay upfront for this five year implementation plan. MGE has provided money for site cleanup, however, the cleanup process has not begun. We will not know if additional costs exist at the site until cleanup is completed. At December 31, 2010, MGE's portion is less than $0.1 million. Management believes that its share of the final cleanup costs for the Lenz Oil site will not result in any materially adverse effects on MGE's operations, cash flows, or financial position. Insurance may cover a portion of the cleanup costs. Management believes that the cleanup costs not covered by insurance will be recovered in current and future rates.

Water Quality

Water quality regulations promulgated by the EPA and WDNR in accordance with the Federal Water Pollution Control Act, or more commonly known as the Clean Water Act (CWA), impose restrictions on emissions of various pollutants into surface waters. The CWA also regulates surface water quality issues that affect aquatic life, such as water temperatures, intake structures, and wetlands filling. The CWA also includes discharge standards, which require the use of effluent-treatment processes equivalent to categorical "best practicable" or "best available" technologies. The WDNR has recently published regulations for phosphorus, mercury and thermal discharges from electric-steam generating plants. The CWA regulates discharges from "point sources" such as power plants through establishing discharge limits in water discharge permits. MGE's power plants operate under Wisconsin Pollution Discharge Elimination System (WPDES) permits to ensure compliance with these discharge limits.

WPDES Thermal Discharge Rules

Effective October 2010, Wisconsin Pollution Discharge Elimination System (WPDES) permit holders that add heat to their discharge or discharge to a surface water body different from which they receive intake water will need to comply with thermal discharge requirements upon permit(s) renewal. MGE submitted a thermal discharge analysis with its most recent Blount WPDES permit application, showing discharges within acceptable limits. If the WNDR does not concur with MGE's analysis, additional studies could be required at Blount. Columbia will need to demonstrate compliance when it files its permit renewal application in September 2011. Elm Road has an existing thermal limit in its permit. The WNDR may alter this limit when it renews the permit for the Elm Road Unit's. If any of MGE's plants are unable to demonstrate compliance with this rule then we may incur capital costs associated with modifying our plants or operational controls or limitations.

WPDES Phosphorus Nutrient Standards

In December 2010, the WDNR established water quality standards for phosphorus and effluent limitations for permitted discharges into specific waterbodies. Phosphorus limitations will be added to discharge permits. Because the WDNR will be developing site-specific phosphorus limits based on the status of the receiving waterbody, it is difficult to predict what MGE's limits will be at any of our facilities that will be subject to this rule (Blount, Columbia, Elm Road and WCCF). MGE may incur additional capital or operational expenditures and/or need to install additional pollution controls to meet the new phosphorus limits.

WPDES Mercury Discharge Limit

WPDES permit holders for coal-fired electric power plants are required to meet mercury effluent limits. If permit holders do not meet the mercury limits they must apply for a variance as part of their next WPDES permit renewal with the WDNR. MGE applied for a mercury variance for Blount when it submitted its permit renewal in the fall of 2010. Although we cannot predict the outcome of the variance request, if the variance is not approved, Blount may need to incur additional capital or operational expenditures and/or install additional pollution controls to meet the mercury limits.

Energy Efficiency and Renewables

The Wisconsin Energy Efficiency and Renewables Act requires that by 2015, 10% of the state's electricity be generated from renewable resources. MGE expects the cost to comply with the Act and its accompanying regulations will be recoverable through current and future rates.

Air Quality

Federal and state air quality regulations impose restrictions on emission of particulates (PM), sulfur dioxide (SO2), nitrogen oxides (NOx) and other pollutants and require permits for operation of emission sources. These permits have been obtained by MGE and must be renewed periodically. Various initiatives, including the Clean Air Interstate Rule (CAIR) and related Transport Rule, maximum achievable control technology (MACT) standards, new source performance standards (NSPS), the Clean Air Visibility Rule (also known as the Regional Haze Rule), and state mercury emissions limits are expected to result in additional operating and capital expenditure costs for electric generating units.

Wisconsin State Mercury Rule

As of January 2010, "major utilities" (such as the operators of the Columbia and Elm Road Units) must achieve a 40% fleet-wide mercury reduction (as compared to an average of 2002, 2003, and 2004 baseline mercury emissions). Elm Road's majority owner has installed highly efficient mercury-reduction equipment on its units. The Columbia operator plans to meet its fleet-wide reduction in a number of ways, including utilizing mercury reduction equipment installed on one of Columbia's units. We do not anticipate any changes in dispatch at Columbia or the Elm Road Units as a result of this fleet-wide reduction requirement. However, any dispatch changes, if they were to become necessary to meet this requirement, could negatively affect our operating costs.

Beginning January 1, 2015, phase two of the rule will require large coal-fired electric generating units (larger than 150 MW) to reduce mercury emissions by 90%, or choose a multi-pollutant reduction approach, which allows a stepped approach to mercury reduction while reducing NOx and SO2 emissions at prescribed rates. The Columbia operator has indicated that it plans to meet the 90% reduction option and has submitted a Certificate of Authority (CA) to the PSCW, to install pollution controls needed to meet this and other rules (see the Columbia subsection in Footnotes for additional information on this CA).

BART/CAVR

Air modeling indicates that SO2 and NOx emissions (and to a lesser extent particulate matter, or PM) from Columbia may impair visibility at certain Class I Scenic Areas and may therefore be subject to the best available retrofit technology (BART) regulations, a subsection of the EPA's Clean Air Visibility Rule (CAVR). Units that are subject to BART and shown to affect Class I Scenic Areas may be required to install pollution controls to combat their contribution to visibility at those locations. BART is applied on a case-by-case basis and requires companies to evaluate the best technology to reduce visibility impairment.

Under the CAIR, the EPA and WDNR concluded that compliance with CAIR emissions limitations would serve as compliance with BART requirements for SO2 and NOx emissions (CAIR=BART). Thus, owners subject to BART would have the option of purchasing allowances under the CAIR rather than installing pollution controls. However, with the CAIR remanded and the introduction of the EPA's Transport Rule, the future of BART regulation is uncertain. Currently CAIR=BART continues, however we may incur additional capital expenditures at Columbia if the Transport Rule ends the CAIR=BART determination and does not introduce a new determination that the Transport Rule=BART.

National Ambient Air Quality Standards

The EPA has developed National Ambient Air Quality Standards (NAAQS) for six compounds currently identified as criteria pollutants: nitrogen dioxide (NO2), particulate matter (PM), ozone, SO2, lead and carbon monoxide. The NAAQS for criteria pollutants establish acceptable ambient air levels of each pollutant based on a review of their effects to human health and the environment. The EPA is required to review NAAQS every five years. Monitoring data is used to determine whether areas are in compliance. States must develop implementation plans to bring noncomplying areas into compliance and such implementation plans can require emissions reductions and/or pollution controls.

Stationary source air quality modeling is used to determine whether emissions from permitted sources meet these NAAQS. Failure to meet NAAQS may require a permit applicant to incur capital or operational costs to bring a source into compliance. We cannot predict if MGE's permitted stationary sources will have trouble meeting new standards not previously modeled. Modeling performed by the WDNR for MGE's permitted facilities has demonstrated compliance with NAAQS. Additional modeling may be required in future permitting actions.

Particulate Matter NAAQS

In 2006, the EPA lowered the 24-hour NAAQS for fine particulate matter. In October 2009, the EPA designated the counties where the Elm Road Units are located as not complying with the lower standard. The State of Wisconsin will need to develop a plan by early 2012 to address the affected counties. Implementation of the fine particulate NAAQS could affect capital, operational and maintenance expenses at MGE generating facilities.

In February 2009, the D.C. Circuit Court remanded the annual fine particulate matter standards to the EPA for further review. The current primary hourly and annual standards will remain in place as the EPA undertakes that review. In addition, the EPA will need to evaluate particulate matter NAAQS in 2011 as part of its five-year review. If the standards become more stringent, more counties where our generation is located could become nonattainment; however, that cannot be known until the standards are finalized.

Ozone NAAQS

In January 2010, the EPA proposed a rule change lowering the acceptable level of ozone in ambient air, with a final rule scheduled for July 2011. A lowered standard could put areas in which MGE has generating facilities into noncompliance and could increase capital or operating costs at MGE facilities due to the need to comply with revised emissions limits.

Nitrogen Dioxide NAAQS

In January 2010, the EPA adopted a nitrogen dioxide (NO2) NAAQS focusing on near-roadway exposures to NO2. Final decisions on whether areas comply with the NO2 NAAQS will be made by January 2012. It is unclear at this time whether MGE's power plants would be affected by the revision, since it is not yet known what areas may be in noncompliance and what steps may be required to achieve compliance.

Sulfur Dioxide NAAQS

In June 2010, the EPA finalized its sulfur dioxide NAAQS. States are required to make attainment/nonattainment recommendations in 2011, with the EPA making final designations in 2012. It is unclear at this time whether MGE's power plants would be affected by the revision, since it is not yet known what areas may be in noncompliance and what steps may be required to achieve compliance.

Columbia

Title V Operating Permit Petition

In September 2008, the WDNR issued a Title V renewal operating permit to WPL for Columbia. WPL is the plant operator and permit holder, and owns 46.2% of Columbia. Wisconsin Public Service Corporation (WPSC) owns a 31.8% interest, and MGE owns a 22% interest in Columbia. A citizen group petitioned the EPA to object to the issuance of the permit renewal. In October 2009, the EPA sent the operating permit back to the WDNR for further review. The EPA order gave the WDNR 90 days to address the objections. On September 22, 2010, the WDNR acted on the order by issuing a draft construction permit for public comment. By letter dated November 24, 2010, the EPA objected to the draft construction permit asserting that the WDNR had not adequately responded to the EPA Order. In response to the EPA's objection, the WDNR issued a letter on February 8, 2011 stating its determination to not issue either the proposed construction permit or the revised operation permit for Columbia. Thus the permits currently in effect for Columbia remain in place at this time.

Columbia Clean Air Act Litigation

In December 2009, the EPA sent a Notice of Violation (NOV) to MGE as one of the co-owners of Columbia. The NOV alleges that WPL and the Columbia co-owners failed to comply with appropriate pre-construction review and permitting requirements and as a result violated the PSD program requirements, Title V Operating Permit requirements of the CAA and the Wisconsin SIP.

In September 2010, Sierra Club filed a civil lawsuit against WPL alleging violations of the CAA at Columbia and other Wisconsin facilities operated by WPL.

In response to similar EPA CAA enforcement initiatives, certain utilities have elected to settle with the EPA, while others have elected to litigate. If the EPA and/or Sierra Club successfully prove their claims that projects completed in the past at Columbia required either state or federal CAA permits, MGE may, under the applicable statutes, be required to pay civil penalties in amounts of up to $37,500 per day for each violation and/or complete actions for injunctive relief. Payment of fines and/or injunctive relief could be included in a settlement outcome. Injunctive relief contained in settlements or court-ordered remedies for other utilities in similar matters required the installation of pollution control technology, changed operating conditions (including use of alternative fuels other than coal), caps for emissions and limitations on generation (including retirement of generating units) and other supplemental environmental projects. Should similar remedies be required for final resolution of these matters at Columbia, MGE would likely incur additional capital and operating expenditures. MGE and the other co-owners of Columbia are exploring settlement options with the EPA and Sierra Club while simultaneously defending against these allegations. WPL has informed MGE that WPL believes the projects at Columbia were routine or not projected to increase emissions and therefore did not violate the permitting requirements of the CAA. At this time, MGE is unable to predict the impact of these claims on its financial condition or results of operations but believes that should there ultimately be an adverse outcome, it could have a significant effect. MGE has not recognized any loss contingency amounts as of December 31, 2010.

Certificate of Authority

In April 2009, the Columbia owners filed with the PSCW a request for authorization, in the form of a Certificate of Authority, to undertake an emissions reduction project at Columbia and to recover the associated capital expenditures in rates. MGE's share of those expenditures is currently estimated at approximately $140 million, based upon WPL's estimate of the proposed project capital expenditures. The projects are also expected to cause an increase in Columbia's ongoing operating expenses. A decision by the PSCW could come as early as February 2011, which could approve, modify or deny the proposed project. MGE would be entitled to recover in its rates its share of the costs of the approved project. Conversely, if some portion of the project were denied, the Columbia owners would need to consider options, including an appeal of the ruling or modification of the proposed project, inasmuch as costs associated with the denied portion of the project would not be recoverable in rates unless overturned on appeal. The PSCW has permitted MGE to defer pre-certification and pre-construction costs related to compliance with environmental regulations at Columbia. Additionally, MGE is entitled to a carrying cost on the related pre-construction costs at a 100% AFUDC rate. As of December 31, 2010, MGE had incurred $0.9 million (excluding carrying costs) in deferred pre-certification and pre-construction expenditures at Columbia related to the proposed project.

See Footnote 21 for additional environmental commitments related to the Elm Road Units.

e.

Chattel Paper Agreement and Other Guarantees - MGE Energy and MGE.

MGE makes available to qualifying customers a financing program for the purchase and installation of energy-related equipment that will provide more efficient use of utility service at the customer's property. MGE is party to a chattel paper purchase agreement with a financial institution under which it can sell or finance an undivided interest with recourse, in up to $10.0 million of the financing program receivables, until August 31, 2011. At December 31, 2010, 2009, and 2008, respectively, MGE had sold a $3.6 million, $3.7 million, and $3.8 million interest in these receivables. MGE retains the servicing responsibility for these receivables.

MGE accounts for servicing rights under the amortization method. Initial determination of the servicing asset fair value is based on the present value of the estimated future cash flows. The discount rate is based on the PSCW authorized weighted cost of capital.

MGE maintains responsibility for collecting and remitting loan payments from customers to the financial institution and does not retain any interest in the assets sold to the financial institution. At each of the years ended December 31, 2010, 2009, and 2008, MGE had recorded a servicing asset of $0.1 million. MGE recognized gains of less than $0.1 million for each of the years ended December 31, 2010, 2009, and 2008, in connection with the sale of loan assets. The servicing asset amount amortized in 2010 was less than $0.1 million. The loan assets are sold to the financial institution at cost, which approximates fair value in view of their market rates of interest. During 2010, 2009, and 2008, MGE received approximately

$0.5 million, $0.6 million, and $0.8 million, respectively, from the financial institution for the sale of loan assets. During those same years, payments of $0.7 million, $0.8 million, and $0.9 million, respectively, were made by MGE to the financial institution.

MGE would be required to perform under its guarantee if a customer defaulted on its loan. The energy-related equipment installed at the customer sites is used to secure the customer loans. The loan balances outstanding at December 31, 2010, approximate the fair value of the energy-related equipment acting as collateral. The length of the MGE guarantee to the financial institution varies from one to ten years depending on the term of the customer loan. Principal payments for the next five years on the loans are:

(In thousands)
2011	$673
2012	482
2013	514
2014	331
2015	642

f.

Elm Road Purchase Commitments - MGE Energy and MGE.

Based on current forecasts, the remaining capital costs for the Elm Road Units are estimated to be $2.2 million in 2011. See Footnote 21a for additional information regarding construction costs associated with the Elm Road Units.

g.

Top of Iowa III Wind Project Commitments - MGE Energy and MGE.

MGE has a service and maintenance agreement related to the Top of Iowa III wind project which results in a commitment of $0.9 million in each year for 2011 and 2012.

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

Future minimum rental payments at December 31, 2010, under agreements classified as operating leases with noncancelable terms in excess of one year are as follows:

(In thousands)
2011	$2,443
2012	2,226
2013	1,785
2014	1,141
2015	892
Thereafter	9,992
Total future minimum
lease payments	$18,479

Rental expense under operating leases totaled $3.2 million for 2010, and $3.1 million for 2009 and 2008.

i.

Other Legal Matters.

MGE is involved in various other legal matters that are being defended and handled in the normal course of business. MGE maintains accruals for such costs that are probable of being incurred and subject to reasonable estimation. MGE has accrued for such matters in the financial statements. The ultimate outcomes of such matters are uncertain and may have an adverse effect on MGE Energy's and MGE's results of operations, financial position, or cash flows.

j.

Wind Development Rights - MGE Energy.

In June 2009, MGE Energy, through its subsidiary MAGAEL, LLC, entered into agreements to purchase land development rights, including land option agreements, electrical interconnection rights, wind data, engineering plans, licenses, permits, and governmental approvals for two wind development sites. Total payments of $1.5 million have been made. Future payments at December 31, 2010, related to these agreements are estimated to be:

(In thousands)
2011	$1,449
2012	2,057
2013	450
2014	177
2015	1,190

These wind development rights may potentially be used to develop wind farms in three counties in Iowa up to approximately 175 MWs; however, neither MAGAEL nor MGE Energy has any obligation to build any wind generators at these sites.

k.

Smart Grid Investment Grant – MGE Energy and MGE.

MGE has been approved by the U.S. Department of Energy (DOE) under the federal stimulus program for a $5.5 million grant for smart grid projects. The DOE grant requires MGE to match the grant funding, bringing the total cost of the proposed projects to more than $11 million. The proposed projects will install technologies to boost efficiency, enhance service and improve reliability for customers. The stimulus grant will help fund the following projects: advanced metering infrastructure, plug-in hybrid electric vehicles support, and distribution management. Committed payments for these projects are $0.3 million in 2011.

l.

Other Commitments.

MGE Energy holds an investment in a nonpublic entity. From time to time, this entity requires additional capital infusions from their investors. MGE Energy has committed to contribute $0.4 million in capital for such infusions. The timing of these infusions is dependent on the needs of the investee and is therefore uncertain at this time.

In addition, MGE Energy has a three year agreement with a venture debt fund expiring in December 2013. MGE Energy has committed to invest up to a total of $1.0 million into this fund. As of December 31, 2010, MGE Energy has $0.4 million remaining in commitments. The timing of infusions is dependent on the needs of the fund and is therefore uncertain at this time.

MGE has a commitment to the City of Madison for certain "green energy" projects. These funds will primarily be used to construct or purchase assets that will be owned by MGE and will be included in the property, plant and equipment balance on the MGE Energy's and MGE's financial statements once the costs are incurred. The timing of the capital expenditures is dependent on the feasibility of the individual projects. MGE paid $0.1 million in 2010, and expects $0.3 million in 2011 and $0.4 million in 2012.

MGE has entered into easements related to wind projects. Payments for these easements are $0.1 million in each of the next five years.

19.

Blount Station - MGE Energy and MGE.

In 2006, MGE announced a plan to reduce capacity at Blount from 190 MW to 100 MW by the end of 2011. As part of the plan, coal use at Blount will be discontinued. MGE has determined that certain employee positions will be eliminated as a result of this plan.

In March 2009, MGE received notification from MISO that in order to meet national electric system reliability standards, MGE will need to keep Blount available at its full capacity until MISO declares that the 90 MW are no longer needed for system reliability. Currently, MGE estimates the reduction in capacity will occur in 2013. The transition from burning coal to burning only natural gas will still occur by the end of 2011. After the transition, the entire plant will be operated exclusively on natural gas. MGE is working with MISO to develop a detailed agreement for this continued operation, which among other things will include a mechanism for cost recovery.

In January 2010, MGE announced it will change its primary fuel at Blount from coal to natural gas. Coal will become the secondary fuel at Blount. This switch to natural gas as a primary fuel occurred in March 2010. As a result of this change, certain employee positions were eliminated and severance benefits in 2010 totaled $0.5 million. These severance benefits were accelerated into 2010 from 2011, but were offset by lower payroll charges in 2010.

MGE has entered into agreements providing severance benefits to employees affected by the exit plan. These benefits are being recognized ratably over the expected future service period of the employees. Total benefits expected to be paid are as follows: $0.3 million in 2012 and $0.3 million in 2013. Total benefits paid as of December 31, 2010, were $1.1 million.

MGE continues to recover in rates the costs associated with the severance benefits at Blount in the year of expected cash payment. The severance charges to be recovered in rates have been deferred and recognized on the consolidated balance sheet of MGE Energy and MGE as a regulatory asset.

The following table presents the activity in the restructuring accrual from December 31, 2009, through December 31, 2010:

(In thousands)
Balance at December 31, 2009	$769
Additional expense, net	115
Cash payments during the period	(625)
Balance at December 31, 2010	$259

The exit plan has also resulted in accelerated depreciation for the Blount assets expected to be retired in 2011 and 2013. The majority of these assets are being recovered in rates over a four-year period that began in 2008, with the remaining balance recovered by the end of 2013. For the year ended December 31, 2010 and December 31, 2009, $3.4 million of accelerated depreciation expense had been recognized and recovered in rates each year.

20.

Asset Retirement Obligations - MGE Energy and MGE.

a.

Conditional Asset Retirement Obligations.

MGE recorded an obligation for the fair value of its legal liability for asset retirement obligations (AROs) associated with removing an electric substation, a combustion turbine generating unit, wind generating facilities, and photovoltaic generating facilities, all of which are located on property not owned by MGE Energy and MGE and would be removed upon the ultimate end of the lease. The significant conditional AROs identified by MGE included the costs of abandoning in place gas services and mains, the abatement and disposal of equipment and buildings contaminated with asbestos and polychlorinated biphenyls, and the proper disposal and removal of tanks. Changes in management's assumptions regarding settlement dates, settlement methods, or assigned probabilities could have had a material effect on the liabilities recorded by MGE at December 31, 2010, as well as the regulatory asset recorded.

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

In February 2010, MGE Power Elm Road recorded an obligation for the fair value of its legal liability for AROs associated with the demolition and removal of the Elm Road Units. Provisions for these demolition and removal costs are included in the facility lease agreements. At December 31, 2010, this liability is estimated at $0.1 million and is included in other deferred liabilities.

The following table shows costs as of December 31, 2008 and 2009, and changes to the asset retirement obligations and accumulated depreciation through December 31, 2010. Amounts include conditional AROs.

	(a)	(b)	(a + b)
	Original Asset	Accumulated	Asset
	Retirement	Accretion	Retirement
(In thousands)	Obligation		Obligation
Balance, December 31, 2008	$5,345	$9,649	$14,994
Changes through December 31, 2009	707	812	1,519
Balance, December 31, 2009	$6,052	$10,461	$16,513
Changes through December 31, 2010	2,392	1,008	3,400
Balance, December 31, 2010	$8,444	$11,469	$19,913

In 2010 and 2009, MGE reduced accumulated accretion by $0.1 million due to the removal and retirement of assets.

b.

Non-ARO Costs.

Accumulated costs of removal that are non-ARO obligations are classified within the financial statements as regulatory liabilities. At December 31, 2010 and 2009, there were $12.3 million and $12.2 million of these costs recorded as regulatory liabilities within the financial statements, respectively.

21.

Elm Road - MGE Energy and MGE.

a.

Construction.

MGE Power Elm Road owns an 8.33% ownership interest in each of two 615 MW coal-fired generating units in Oak Creek, Wisconsin. Unit 1 entered commercial operation on February 2, 2010. Unit 2 entered commercial operation on January 12, 2011. MGE Power Elm Road's sole principal asset is that ownership interest in those generating units. Each owner provides its own financing and reflects its respective portion of the facility and costs in its financial statements. MGE Power Elm Road has leased the Elm Road units to MGE pursuant to separate facility lease agreements for each unit. These leases were authorized by order of the PSCW in accordance with applicable provisions of Wisconsin law that authorized financing of new generation through facility leases. The PSCW order establishes a cap on the construction costs that may be passed through the lease agreements to MGE and its customers, through rates. Additional costs attributable to force majeure events, as defined in the leases, do not count against this cap, but are subject to PSCW review and determination that the costs were prudently incurred.

The estimated share of capital costs for that ownership interest in both units is approximately $180 million which includes the Bechtel settlement described below (excluding capitalized interest). As of December 31, 2010, $122.6 million related to this project was placed in-service and $55.1 million (excluding capitalized interest) related to this project is reflected in the construction work in progress balance on MGE Energy's and MGE's consolidated balance sheets. MGE Power Elm Road calculates capitalized interest on the Elm Road units until their respective in-service dates. As of December 31, 2010, MGE Power Elm Road recorded a total of $16.9 million in capitalized interest related to the Elm Road Units.

MGE Energy received notice from Elm Road Services, LLC, the project manager for the construction of the Elm Road Units, that the estimated total cost over-run of the units is $191 million or 8.7% over the amount initially approved by the PSCW, of which our share is approximately $14 million. The additional amount included the amounts payable to Bechtel, the builder of the Elm Road Units, pursuant to a settlement agreement entered in 2009. The PSCW order approving the construction provides for recovery of excess costs of up to 5% of the total project, subject to a prudence review by the PSCW. Costs above the 5% cap would also be included in lease payments and recovered from customers if the PSCW finds that such costs were prudently incurred and were the result of force majeure conditions, an excused event and/or event of loss. The leases provide for a guaranteed in-service date of September 29, 2009 for Unit 1 and September 29, 2010 for Unit 2, and imposes liquidated damages on ERS of $250,000 per day, of which our share is approximately $21,000 per day, for failure to achieve the guaranteed in-service date unless the delays result from force majeure conditions or an excused event. In light of the weather delays incurred on the project and other factors, we expect to request authorization from the PSCW to recover all costs associated with the Units and we expect the PSCW will grant relief from liquidated damages.

ERS is entitled to receive $250,000 per day, of which our share is approximately $21,000 per day, from Bechtel under the construction contract with Bechtel for each day Bechtel failed to achieve the guaranteed in-service dates of September 29, 2009 and September 29, 2010, unless the delays resulted from force majeure conditions or an excused event. Pursuant to the terms of the 2009 settlement agreement and a change order signed concurrent with the turnover of Unit 2, Bechtel was granted total schedule relief of 120 days for Unit 1 and 81 days for Unit 2. Therefore, Bechtel is responsible for 5 days of liquidated damages for Unit 1 and 23 days for Unit 2. All liquidated damages collected are for the benefit of our customers. Although we anticipate the PSCW will agree that the excused delays were caused by force majeure and other excusable conditions, there is no guarantee that it will grant the same schedule relief as has been granted to Bechtel.

b.

Nonregulated Revenues.

MGE has approval from the PSCW to defer the recovery of the payments made to MGE Power Elm Road for carrying costs during construction of the generating units, management fees, and community impact mitigation costs. MGE estimates that the total carrying costs on the Elm Road Units will be $62.6 million. This estimate is subject to change based on changes in interest rates, timing of capital expenditures, and the total project cost.

MGE began collecting the carrying costs in rates in 2006. These amounts are being collected over multiple years. Of these costs, MGE estimates that $17.1 million relates to the capitalized interest and the debt portion of the facility. These costs will be recognized over the period in which the generating units will be depreciated. The remaining $45.5 million represents the equity portion and is being recognized over the period allowed for recovery in rates.

During 2010, MGE recovered $16.5 million in electric rates for costs associated with the Elm Road Units. For the year ended December 31, 2010, $5.1 million related to the carrying costs were recovered in rates. Of this amount, $1.4 million relates to the debt portion of the facility and was deferred on the consolidated financial statements of MGE Energy and MGE. Since February 2, 2010, when the Elm Road Unit 1 was placed in-service, $0.2 million of the debt portion was recognized. The remaining $3.7 million represents the equity portion and was recognized as nonregulated revenues in the consolidated financial statements of MGE Energy and MGE. Furthermore, an additional $0.9 million was recognized as a true-up of equity during the year ended December 31, 2010.

c.

WPDES Permit.

Under an agreement reached in July of 2008, the joint owners of the Elm Road Units are committed to various environmental projects, including projects designed to address greenhouse gas emissions and water quality. MGE's share of those commitments involved a payment of $0.4 million for greenhouse gas reduction efforts. Additional payments of approximately $0.3 million, subject to regulatory approval, will be made annually over 24 years (2011-2034) to address water quality issues in Lake Michigan. In December 2009, the PSCW authorized recovery of the 2011 payment to address water quality issues.

22.

Adoption of Accounting Principles and Recently Issued Accounting Pronouncements - MGE Energy and MGE.

a.

Consolidation of Variable Interest Entities.

In June 2009, the FASB issued authoritative guidance within the Codification's Consolidation topic regarding variable-interest entities. This guidance amends the criteria used to determine which entity, if any, has a controlling financial interest in a VIE. It replaces the quantitative calculation of risks and rewards with a qualitative approach focused on identifying which entity (1) has the power to direct the activities of a VIE that most significantly impact the VIE's economic performance and (2) has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. This guidance also requires ongoing assessments of whether an entity is the primary beneficiary of a VIE. This authoritative guidance became effective January 1, 2010. The Company evaluated its VIE's and determined this authoritative guidance did not have a material impact. MGE Power West Campus and MGE Power Elm Road continue to be a VIE's under applicable accounting requirements; therefore, MGE continues to consolidate both entities into its financial results and financial position.

b.

Transfers and Servicing of Financial Assets.

In June 2009, the FASB issued authoritative guidance within the Codification's Transfers and Servicing topic regarding accounting for transfers of financial assets. This statement removes the concept of a qualifying special-purpose entity from authoritative guidance on accounting for transfers and servicing of financial assets and extinguishments of liabilities. This statement also removes the exception for qualifying special-purpose entities from authoritative guidance on consolidation of variable interest entities. The authoritative guidance became effective January 1, 2010. The Company evaluated its shared savings program under the new guidance and determined it did not have any financial impact or impose any additional disclosure requirement.

c.

Fair Value Measurements and Disclosures.

In January 2010, the FASB issued authoritative guidance within the Codification's Fair Value Measurements and Disclosures topic that provides guidance on additional disclosures about fair value measurements. This authoritative guidance became effective January 1, 2010, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective January 1, 2011. The authoritative guidance effective beginning January 1, 2010, did not have any financial impact, but required additional disclosures. See Footnote 11 for additional information. The authoritative guidance effective beginning January 1, 2011 will not have a material financial impact, but will require additional disclosures.

23.

Segment Information - MGE Energy and MGE.

The electric utility business purchases, generates and distributes electricity, and contracts for transmission service. The gas utility business purchases and distributes natural gas and contracts for the transportation of natural gas. Both the electric and gas segments operate through MGE Energy's principal subsidiary, MGE.

The nonregulated energy operations are conducted through MGE Energy's subsidiaries: MGE Power, MGE Power West Campus, and MGE Power Elm Road. These subsidiaries have been formed to construct, own and lease new electric generating capacity to assist MGE. MGE Power West Campus owns a controlling interest in the electric generation plant of a natural gas-fired cogeneration facility on the UW campus, which is leased to MGE, and MGE Power Elm Road has an undivided 8.33% ownership interest in each of two 615 MW coal-fired generating units in Oak Creek, Wisconsin. MGE Power Elm Road's portion is also being leased to MGE.

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

Sales between our electric and gas segments are based on PSCW approved tariffed rates. Additionally, intersegment operations related to the leasing arrangement between our electric segment and MGE Power West Campus/MGE Power Elm Road are based on terms previously approved by the PSCW. Consistent with internal reporting, management has presented the direct financing capital lease between MGE and MGE Power West Campus/MGE Power Elm Road based on actual lease payments included in rates. Lease payments made by MGE to MGE Power West Campus and MGE Power Elm Road are shown as operating expenses. The lease payments received by MGE Power West Campus and MGE Power Elm Road from MGE are shown as lease income in interdepartmental revenues. The depreciation expense associated with the WCCF and Elm Road Units is reflected in the nonregulated energy segment.

The following table shows segment information for MGE Energy's and MGE's operations:

(In thousands)			Non-				Consolidation/
MGE Energy			Regulated	Transmission	All		Elimination	Consolidated
	Electric	Gas	Energy	Investment	Others		Entries	Total
Year ended December 31, 2010
Operating revenues	$360,729	$165,915	$5,947	$-	$-		$-	$532,591
Interdepartmental revenues	504	11,509	28,462	-	-		(40,475)	-
Total operating revenues	361,233	177,424	34,409	-	-		(40,475)	532,591
Depreciation and amortization	(27,498)	(5,237)	(5,225)	-	-		-	(37,960)
Other operating expenses	(279,389)	(158,146)	(136)	-	(833)		40,475	(398,029)
Operating income (loss)	54,346	14,041	29,048	-	(833)		-	96,602
Other (deductions) income, net	2,353	664	-	8,501	(425)		-	11,093
Interest (expense) income, net	(10,548)	(2,975)	(2,659)	-	25		-	(16,157)
Income (loss) before taxes	46,151	11,730	26,389	8,501	(1,233)		-	91,538
Income tax (provision) benefit	(15,983)	(4,299)	(10,581)	(3,443)	486		-	(33,820)
Net income (loss)	$30,168	$7,431	$15,808	$5,058	$(747)		$-	$57,718

Year ended December 31, 2009
Operating revenues	$332,324	$192,334	$9,161	$-	$-		$-	$533,819
Interdepartmental revenues	524	7,681	14,899	-	-		(23,104)	-
Total operating revenues	332,848	200,015	24,060	-	-		(23,104)	533,819
Depreciation and amortization	(28,779)	(9,557)	(2,744)	-	-		-	(41,080)
Other operating expenses	(258,988)	(171,313)	(129)	(1)	(747)		23,104	(408,074)
Operating income (loss)	45,081	19,145	21,187	(1)	(747)		-	84,665
Other (deductions) income, net	(110)	(31)	-	8,172	65		-	8,096
Interest (expense) income, net	(10,678)	(3,012)	(2,690)	(1)	2,787		-	(13,594)
Income before taxes	34,293	16,102	18,497	8,170	2,105		-	79,167
Income tax provision	(10,373)	(6,234)	(7,424)	(3,280)	(859)		-	(28,170)
Net income	$23,920	$9,868	$11,073	$4,890	$1,246		$-	$50,997

Year ended December 31, 2008
Operating revenues	$345,962	$242,598	$7,433	$-	$-		$-	$595,993
Interdepartmental revenues	541	21,511	14,878	-	-		(36,930)	-
Total operating revenues	346,503	264,109	22,311	-	-		(36,930)	595,993
Depreciation and amortization	(27,354)	(9,175)	(2,744)	-	-		-	(39,273)
Other operating expenses	(270,671)	(234,593)	(105)	(1)	(498)		36,930	(468,938)
Operating income (loss)	48,478	20,341	19,462	(1)	(498)		-	87,782
Other (deductions) income, net	(38)	(1,660)	-	7,241	2,501		-	8,044
Interest (expense) income, net	(11,026)	(3,156)	(2,639)	-	2,819		-	(14,002)
Income before taxes	37,414	15,525	16,823	7,240	4,822		-	81,824
Income tax provision	(11,718)	(5,741)	(6,752)	(2,914)	(1,931)		-	(29,056)
Net income	$25,696	$9,784	$10,071	$4,326	$2,891	$	$-	$52,768

(In thousands)			Non-		Consolidation/
MGE			Regulated	Transmission	Elimination	Consolidated
	Electric	Gas	Energy	Investment	Entries	Total
Year ended December 31, 2010
Operating revenues	$360,729	$165,915	$5,947	$-	$-	$532,591
Interdepartmental revenues	504	11,509	28,462	-	(40,475)	-
Total operating revenues	361,233	177,424	34,409	-	(40,475)	532,591
Depreciation and amortization	(27,498)	(5,237)	(5,225)	-	-	(37,960)
Other operating expenses*	(294,353)	(162,157)	(10,717)	-	40,475	(426,752)
Operating income*	39,382	10,030	18,467	-	-	67,879
Other income, net *	1,334	376	-	5,058	-	6,768
Interest expense, net	(10,548)	(2,975)	(2,659)	-	-	(16,182)
Net income	30,168	7,431	15,808	5,058	-	58,465
Less: Net income attributable to
noncontrolling interest, net of tax	-	-	-	-	(20,740)	(20,740)
Net income attributable to MGE	$30,168	$7,431	$15,808	$5,058	$(20,740)	$37,725

Year ended December 31, 2009
Operating revenues	$332,324	$192,334	$9,161	$-	$-	$533,819
Interdepartmental revenues	524	7,681	14,899	-	(23,104)	-
Total operating revenues	332,848	200,015	24,060	-	(23,104)	533,819
Depreciation and amortization	(28,779)	(9,557)	(2,744)	-	-	(41,080)
Other operating expenses*	(269,316)	(177,534)	(7,552)	(1)	23,104	(431,299)
Operating income (loss)*	34,753	12,924	13,764	(1)	-	61,440
Other (deductions) income, net*	(155)	(44)	-	4,892	-	4,693
Interest expense, net	(10,678)	(3,012)	(2,690)	(1)	-	(16,381)
Net income	23,920	9,868	11,074	4,890	-	49,752
Less: net income attributable to
noncontrolling interest, net of tax	-	-	-	-	(13,883)	(13,883)
Net income attributable to MGE	$23,920	$9,868	$11,074	$4,890	$(13,883)	$35,869

Year ended December 31, 2008
Operating revenues	$345,962	$242,598	$7,433	$-	$-	$595,993
Interdepartmental revenues	541	21,511	14,878	-	(36,930)	-
Total operating revenues	346,503	264,109	22,311	-	(36,930)	595,993
Depreciation and amortization	(27,354)	(9,175)	(2,744)	-	-	(39,273)
Other operating expenses*	(282,395)	(240,953)	(6,857)	(1)	36,930	(493,276)
Operating income (loss)*	36,754	13,981	12,710	(1)	-	63,444
Other (deductions) income, net *	(32)	(1,041)	-	4,327	-	3,254
Interest expense, net	(11,026)	(3,156)	(2,639)	-	-	(16,821)
Net income	25,696	9,784	10,071	4,326	-	49,877
Less: Net income attributable to
noncontrolling interest, net of tax	-	-	-	-	(12,304)	(12,304)
Net income attributable to MGE	$25,696	$9,784	$10,071	$4,326	$(12,304)	$37,573

*Amounts are shown net of the related tax expense, consistent with the presentation on the consolidated MGE Income Statement.

The following table shows segment information for MGE Energy's and MGE's assets and capital expenditures:

	Utility			Consolidated
(In thousands)			Assets				Consolidation/
MGE Energy			not	Nonregulated	Transmission	All	Elimination
	Electric	Gas	Allocated	Energy	Investment	Others	Entries	Total
Assets:
December 31, 2010	$721,721	$257,505	$22,079	$300,862	$54,241	$376,219	$(414,734)	$1,317,893
December 31, 2009	695,897	249,610	22,342	292,101	51,728	389,744	(419,537)	1,281,885
December 31, 2008	677,540	284,211	14,642	271,568	46,292	381,433	(407,411)	1,268,275
Capital Expenditures:
Year ended Dec. 31, 2010	$33,655	$13,719	$-	$12,708	$-	$-	$-	$60,082
Year ended Dec. 31, 2009	37,014	13,734	-	27,181	-	-	-	77,929
Year ended Dec. 31, 2008	47,033	8,441	-	50,303	-	-	-	105,777

	Utility			Consolidated
(In thousands)			Assets			Consolidation/
MGE			not	Nonregulated	Transmission	Elimination
	Electric	Gas	Allocated	Energy	Investment	Entries	Total
Assets:
December 31, 2010	$721,721	$257,505	$22,079	$300,612	$54,241	$(37,217)	$1,318,941
December 31, 2009	695,897	249,610	22,342	291,856	51,728	(37,878)	1,273,555
December 31, 2008	677,540	284,211	14,642	271,318	46,292	(22,881)	1,271,122
Capital Expenditures:
Year ended Dec. 31, 2010	$33,655	$13,719	$-	$12,708	$-	$-	$60,082
Year ended Dec. 31, 2009	37,014	13,734	-	27,181	-	-	77,929
Year ended Dec. 31, 2008	47,033	8,441	-	50,303	-	-	105,777

24.

Quarterly Summary of Operations - MGE Energy (unaudited).

(In thousands, except per-share amounts)	Quarters Ended
2010	March 31	June 30	September 30	December 31
Operating revenues:
Regulated electric revenues	$81,994	$87,438	$109,849	$81,448
Regulated gas revenues	76,547	20,290	17,394	51,684
Nonregulated revenues	1,102	1,354	695	2,796
Total	159,643	109,082	127,938	135,928
Operating expenses	137,868	88,960	93,586	115,575
Operating income	21,775	20,122	34,352	20,353
Interest and other income, net	813	(2,098)	(1,453)	(2,326)
Income tax provision	(8,328)	(6,472)	(12,990)	(6,030)
Earnings on common stock	$14,260	$11,552	$19,909	$11,997
Earnings per common share	$0.62	$0.50	$0.86	$0.52
Dividends per share	$0.368	$0.368	$0.375	$0.375
2009
Operating revenues:
Regulated electric revenues	$80,127	$81,198	$91,734	$79,265
Regulated gas revenues	98,820	24,033	15,144	54,337
Nonregulated revenues	2,197	2,325	2,419	2,220
Total	181,144	107,556	109,297	135,822
Operating expenses	156,808	90,882	88,188	113,276
Operating income	24,336	16,674	21,109	22,546
Interest and other income, net	(1,410)	(1,332)	(1,413)	(1,343)
Income tax provision	(7,974)	(5,449)	(6,974)	(7,773)
Earnings on common stock	$14,952	$9,893	$12,722	$13,430
Earnings per common share	$0.65	$0.43	$0.55	$0.58
Dividends per share	$0.362	$0.362	$0.368	$0.368

Notes:

•

The quarterly results of operations within a year may not be comparable because of seasonal and other factors.

•

The sum of earnings per share of common stock for any four quarters may vary slightly from the earnings per share of common stock for the equivalent twelve-month period due to rounding.

•

MGE Energy's operations are based primarily on its utility subsidiary MGE.

25.

Related Party Transactions - MGE Energy and MGE.

ATC

During 2010, 2009, and 2008, MGE recorded $26.4 million, $22.7 million, and $21.9 million, respectively for transmission services received from ATC. MGE also provides a variety of operational, maintenance, and project management work for ATC, which is reimbursed by ATC. For the year ended December 31, 2010, MGE had no receivable due from ATC. For the years ended December 31, 2009, and 2008, MGE had a receivable due from ATC of $0.1 million, and $0.2 million, respectively.

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

During March 2010, MGE sold a parcel of land in Middleton, Wisconsin to ATC for $2.7 million, resulting in a gain of $2.6 million (pretax). The transaction was approved by the PSCW.

For additional discussion on MGE's relationship with ATC, see Footnote 4.

26.

Subsequent Events - MGE Energy and MGE.

ATC Capital Contribution.

On January 31, 2011, MGE Transco made a voluntary $0.4 million capital contribution to ATC.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

MGE Energy and MGE

None.

Item 9A. Controls and Procedures.

MGE Energy and MGE

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

During the fourth quarter of 2010, each registrant's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to that registrant, including its subsidiaries, is accumulated and made known to that registrant's management, including its principal executive officer and its principal executive financial officer, by other employees of that registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, the registrants do not control or manage certain of their unconsolidated entities, and thus, their access and ability to apply their procedures to those entities is more limited than is the case for their consolidated subsidiaries.

As of December 31, 2010, the principal executive officer and principal financial officer of each registrant concluded that such registrant's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective to accomplish their objectives. Each registrant intends to continually strive to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

During the quarter ended December 31, 2010, there were no changes in MGE Energy or MGE's internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, MGE Energy or MGE's internal control over financial reporting.

MGE Energy and MGE

Management of MGE Energy and MGE are required to assess and report on the effectiveness of its internal control over financial reporting as of December 31, 2010. As a result of that assessment, management determined that there were no material weaknesses as of December 31, 2010 and, therefore, concluded that MGE Energy and MGE's internal control over financial reporting was effective. Management's Report on Internal Control Over Financial Reporting is included in Item 8. - Financial Statements and Supplementary Data.

Item 9B. Other Information.

MGE Energy

None.

PART III.

Item 10. Directors, Executive Officers, and Corporate Governance.

MGE Energy

The information required by Item 10 relating to directors and nominees for election as directors at MGE Energy's annual meeting of shareholders is incorporated herein by reference to the information under the heading "ELECTION OF DIRECTORS" in MGE Energy's definitive proxy statement (2011 Proxy Statement) to be filed with the SEC on or before March 23, 2011. Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the information under the heading "BENEFICIAL OWNERSHIP - Section 16(a) Beneficial Ownership Reporting Compliance" in the 2011 Proxy Statement.

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

Item 11. Executive Compensation.

See Item 12.

Amendment of Key Employee Severance Agreements

On February 18, 2011, the MGE Energy Compensation Committee recommended, and the MGE Energy Board of Directors approved, an amendment to the existing key employee severance agreements between MGE and each of its executive officers, including the named executive officers. The severance agreements provide for specified payments in the event that a covered executive's employment with the company is terminated following a change in control. The amendment provides for the elimination of provisions in the severance agreements that required MGE:

•

To continue a covered executive's health, life and disability benefits for period of two or three years (depending upon the individual agreement) following the termination of employment.

•

To continue company-sponsored scholarship benefits for a covered executive who had children eligible to receive such benefits.

•

To waive retiree health plan eligibility requirements for a covered executive who is age 50 or over.

•

To pay a gross-up payment to a covered executive for any excise taxes the executive may incur as a result of change in control related payments.

The amendment also limits the payments that may be made under a severance agreement. Under that limit, payments under a severance agreement, when combined with any other payments received by the executive as a result of the change in control, would generally be limited to not more than 2.99 times the average annual compensation included in the executive's gross income for the five calendar years prior to the calendar year in which the change in control occurs.

The amendment to an individual executive's severance agreement will become effective as of December 30, 2010 upon its execution by that executive. It is expected that the named executive officers will execute an amendment to their individual severance agreements. For additional information regarding the severance agreements, please see the description appearing under "Executive Compensation – Potential Payments on Employment Termination or Change in Control – Employment Termination in Connection With a Change in Control" in MGE Energy's proxy statement dated March 24, 2010, which was filed with the SEC on March 24, 2010. A copy of the amendment, and the form of the key employee severance agreement which reflects that amendment, are filed as exhibits to this annual report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

MGE Energy

The required information for Items 11 and 12 is included in the 2011 Proxy Statement, which will be filed with the SEC on or before March 23, 2011, under the section "EXECUTIVE COMPENSATION," not including "Compensation Committee Report," and "Company Performance," and under the section "BENEFICIAL OWNERSHIP," which is incorporated herein by reference.

MGE Energy does not have or maintain any equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

MGE Energy

The information required by Item 13 is incorporated by reference herein from the "BOARD OF DIRECTORS INFORMATION" section in the 2011 Proxy Statement, which will be filed with the SEC on or before March 23, 2011.

Item 14. Principal Accounting Fees and Services.

MGE Energy

The information required by Item 14 is incorporated herein by reference to the information under the heading "RATIFICATION OF PRICEWATERHOUSECOOPERS LLP AS OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM" in the 2011 Proxy Statement, which will be filed with the SEC on or before March 23, 2011.

MGE

Independent Registered Public Accounting Firm Fees Disclosure

	2010	2009
Audit Fees:
Audit of financial statements and internal controls	$643,879	$649,771
Review of SEC filings, comfort letters, and comment letters	-	3,195
Total Audit Fees	$643,879	$652,966

Audit-Related Fees:
Services rendered for utility commission-mandated
obligations	$13,400	$10,500
Total Audit-Related Fees	$13,400	$10,500

Tax Fees:
Services rendered to change tax method of accounting
for repairs	$53,359	$96,641
Review of federal and state income tax returns	30,314	29,730
Total Tax Fees	$83,673	$126,371

All Other Fees:
Federal stimulus grant pre-compliance assessment	$31,122	$-
Financial analysis for generation projects	14,930	-
Fee to access online accounting standards library	3,600	3,000
Total All Other Fees	$49,652	$3,000

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

PART IV.

Item 15. Exhibits and Financial Statement Schedules.

(a) 1. Financial Statements.

MGE Energy
Report of Independent Registered Public Accounting Firm	53
Consolidated Statements of Income for the years ended December 31, 2010, 2009, and 2008	55
Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009, and 2008	56
Consolidated Balance Sheets as of December 31, 2010 and 2009	57
Consolidated Statements of Common Equity and Comprehensive Income as of December 31, 2010, 2009, and 2008	58
Notes to Consolidated Financial Statements	63

MGE
Report of Independent Registered Public Accounting Firm	54
Consolidated Statements of Income for the years ended December 31, 2010, 2009, and 2008	59
Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009, and 2008	60
Consolidated Balance Sheets as of December 31, 2010 and 2009	61
Consolidated Statements of Common Equity and Comprehensive Income as of December 31, 2010, 2009, and 2008	62
Notes to Consolidated Financial Statements	63

2.

Financial Statement Schedule.

Schedule I - Condensed Parent Company Financial Statements.

Schedule II - Valuation and Qualifying Accounts for MGE Energy, Inc. and Madison Gas and Electric Company.

All other schedules have been omitted because they are not applicable or not required, or because the required information is shown in the consolidated financial statements or notes thereto.

3.

All Exhibits Including Those Incorporated by Reference.

Exhibits. Several of the following exhibits are incorporated herein by reference under Rule 12b-32 of the Securities Exchange Act of 1934, as amended, as indicated by the parenthetical reference. Several other instruments, which would otherwise be required to be listed below, have not been so listed because those instruments do not authorize securities in an amount that exceeds 10% of the total assets of the applicable registrant and its subsidiaries on a consolidated basis . The relevant registrant agrees to furnish a copy of any instrument that was so omitted on that basis to the Commission upon request. An asterisk (*) indicates a management contract or compensatory plan or arrangement.

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

4.1

Indenture of Mortgage and Deed of Trust between Madison Gas and Electric Company and U.S. Bank, N.A. (successor to First Wisconsin Trust Company), as Trustee, dated as of January 1, 1946. (Exhibit 7-D to Registration Statement, Registration No. 2-6059.)

4.2

Supplemental Indenture dated as of February 1, 2003 to aforementioned Indenture of Mortgage and Deed of Trust. (Exhibit 4F to Form 10-K for year ended December 31, 1992, File No. 0-1125.)

4.3

Indenture between MGE and The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One, N.A.), as Trustee, dated as of September 1, 1998. (Exhibit 4B to Form 10-K for year ended December 31, 1999, File No. 0-1125.)

10.1

Credit Agreement dated as of July 30, 2010, among MGE Energy, Inc., the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent. (Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2010, File No. 0-49965.)

10.2

Credit Agreement dated as of July 30, 2010, among Madison Gas and Electric Company, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent. (Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2010, File No. 0-1125.)

10.3

Copy of Joint Power Supply Agreement with Wisconsin Power and Light Company and Wisconsin Public Service Corporation dated February 2, 1967. (Exhibit 4.09 to Registration Statement, Registration No. 2-27308.)

10.4

Copy of Joint Power Supply Agreement (Exclusive of Exhibits) with Wisconsin Power and Light Company and Wisconsin Public Service Corporation dated July 26, 1973, amending Exhibit 5.04. (Exhibit 5.04A to Registration Statement, Registration No. 2-48781.)

10.5

Copy of Amended and Restated Agreement for Construction and Operation of Columbia Generating Plant dated January 17, 2007. (Exhibit 10.9 to Form 10-K for the year ended December 31, 2006, File No. 0-1125.)

10.6

West Campus Cogeneration Facility Joint Ownership Agreement, dated as of October 13, 2003, among MGE Power West Campus, LLC, The Board of Regents of the University of Wisconsin System, and the State of Wisconsin, as Joint Owners. (Exhibit 10.19 to Form 10-Q for the quarter ended September 30, 2005, File No. 0-1125.)

10.7

West Campus Cogeneration Facility Operation and Maintenance Agreement, dated as of October 13, 2003, among Madison Gas and Electric Company, as Operator, and the Board of Regents of the University of Wisconsin System, as Joint Owner. (Exhibit 10.20 to Form 10-Q for the quarter ended September 30, 2005, File No. 0-1125.)

10.8

West Campus Cogeneration Facility Lease Agreement, dated as of March 18, 2004, among MGE Power West Campus, LLC, as Lessor, and Madison Gas and Electric Company, as Lessee. (Exhibit 10.21 to Form 10-Q for the quarter ended September 30, 2005, File No. 0-1125.)

10.9

West Campus Cogeneration Facility Ground Lease, dated as of July 15, 2002, among MGE Power LLC, as Lessee, and the Board of Regents of the University of Wisconsin System, as Lessor. (Exhibit 10.22 to Form 10-Q for the quarter ended September 30, 2005, File No. 0-1125.)

10.10

West Campus Cogeneration Facility Amendment of Ground Lease, dated as of March 18, 2004, among MGE Power West Campus, LLC, as Lessee, and the Board of Regents of the University of Wisconsin System, as Lessor. (Exhibit 10.23 to Form 10-Q for the quarter ended September 30, 2005, File No. 0-1125.)

10.11

West Campus Cogeneration Facility MGE Ground Sublease, dated as of March 18, 2004, among MGE Power West Campus, LLC, as Lessee, and Madison Gas and Electric Company, as Lessor. (Exhibit 10.24 to Form 10-Q for the quarter ended September 30, 2005, File No. 0-1125.)

10.126

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

10.19

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

10.23

Operating Agreement, dated as of October 28, 2005, among MGE Energy, Inc., Madison Gas and Electric Company, and MGE Transco Investment LLC. (Exhibit 10.17 to Form 10-Q for the quarter ended September 30, 2005, File No. 0-1125.)

10.24

Warranty Agreement to the Wind Turbine Supply Agreement, dated as of September 29, 2006, among Madison Gas and Electric Company, as Buyer, and Vestas-American Wind Technology, Inc. As Supplier. (Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2006, File No. 0-1125.)

10.25

Service and Maintenance Agreement, dated as of September 29, 2006, among Madison Gas and Electric Company, as Buyer, and Vestas-American Wind Technology, Inc., As Supplier. (Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 2006, File No. 0-1125.)

10.26

Substation and Transformer Shared Use Agreement and Easement Agreement, dated as of September 29, 2006, among Madison Gas and Electric Company and Northern Iowa Windpower II LLC as Joint Owners. (Exhibit 10.6 to Form 10-Q for the quarter ended September 30, 2006, File No. 0-1125.)

10.27

Management and Administration Agreement, dated as of October 13, 2006, among Madison Gas and Electric Company as Owner and Midwest Renewable Energy Resources, LLC as Manager. (Exhibit 10.7 to Form 10-Q for the quarter ended September 30, 2006, File No. 0-1125.)

10.28*

Form of Severance Agreement. (Exhibit 10.37 to Form 10-K for the year ended December 31, 2008, File No. 0-49965.)

10.29*

Form of Amendment to Severance Agreement.

10.30*

Form of Deferred Compensation Agreement. (Exhibit 10.38 to Form 10-K for the year ended December 31, 2008, File No. 0-49965.)

10.31*

Form of Amended and Restated Deferred Compensation Agreement. (Exhibit 10.39 to Form 10-K for the year ended December 31, 2008, File No. 0-49965.)

10.32*

Form of Income Continuation Agreement. (Exhibit 10.40 to Form 10-K for the year ended December 31, 2008, File No. 0-49965.)

10.33*

MGE Energy, Inc., 2006 Performance Unit Plan. (Exhibit 10.41 to Form 10-K for the year ended December 31, 2008, File No. 0-49965.)

10.34*

Form of Performance Unit Award Agreement. (Exhibit 10.42 to Form 10-K for the year ended December 31, 2008, File No. 0-49965.)

12

Statements regarding computation of ratio of earnings to fixed charges:

12.1

MGE Energy, Inc.

12.2

Madison Gas and Electric Company

21

Subsidiaries of MGE Energy, Inc.

23

Consent of Independent Registered Public Accounting Firm

23.1

MGE Energy, Inc.

23.2

Madison Gas and Electric Company

31

Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 as to the Annual Report on Form 10-K for the year ended December 31, 2010, filed by the following officers for the following companies:

31.1

Filed by Gary J. Wolter for MGE Energy, Inc.

31.2

Filed by Jeffrey C. Newman for MGE Energy, Inc.

31.3

Filed by Gary J. Wolter for Madison Gas and Electric Company

31.4

Filed by Jeffrey C. Newman for Madison Gas and Electric Company

32

Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) as to the Annual Report on Form 10-K for the year ended December 31, 2010, filed by the following officers for the following companies:

32.1

Filed by Gary J. Wolter for MGE Energy, Inc.

32.2

Filed by Jeffrey C. Newman for MGE Energy, Inc.

32.3

Filed by Gary J. Wolter for Madison Gas and Electric Company

32.4

Filed by Jeffrey C. Newman for Madison Gas and Electric Company

Schedule I
Condensed Parent Company Financial Statements

MGE Energy, Inc.
Statement of Income
(Parent Company Only)
(In thousands)

	For the years ended December 31,
	2010	2009	2008
Operating Expenses:
Other operations and maintenance	$653	$654	$416
Total Operating Expenses	653	654	416
Operating Loss	(653)	(654)	(416)
Equity in earnings of investments	59,147	50,742	51,929
Other income/(loss), net	(22)	(56)	(25)
Interest on long-term debt	-	2,766	(2,058)
Other interest	3	-	4,841
Income before income taxes	58,475	52,798	54,271
Income tax provision	(757)	(1,801)	(1,503)
Net Income	$57,718	$50,997	$52,768

The accompanying notes are an integral part of the above consolidated financial statements.

MGE Energy, Inc.
Statements of Cash Flows
(Parent Company Only)
(In thousands)

	For the years ended December 31,
	2010	2009	2008
Net Cash Flows Provided by/(Used for) Operating Activities	$48,430	$16,469	$(30,476)
Investing Activities
Return of Investment - Affiliates	50,000	3,297	617
Other investing	(1,656)	(150)	(150)
Cash Provided by/(Used for) Investing Activities	48,344	3,147	467
Financing Activities:
Issuance of common stock, net	-	6,275	30,997
Cash dividends paid on common stock	(34,370)	(33,693)	(31,780)
Change in short-term debt	(62,000)	7,500	31,000
Cash Provided by/(Used for) Financing Activities	(96,370)	(19,918)	30,217
Change in Cash and Cash Equivalents:	404	(302)	208
Cash and cash equivalents at beginning of period	568	870	662
Cash and cash equivalents at end of period	$972	$568	$870

The accompanying notes are an integral part of the above consolidated financial statements.

Schedule I
Condensed Parent Company Financial Statements (continued)

MGE Energy, Inc.
Balance Sheets
(Parent Company Only)
(In thousands)

	At December 31,
ASSETS	2010	2009
Current Assets:
Cash and cash equivalents	$972	$568
Accounts receivable, net:
Accounts receivable from affiliates	58	4,215
Prepaid taxes and other	1,161	11,408
Total Current Assets	2,191	16,191
Other deferred assets and other	163	88
Investments:
Investments in affiliates	551,818	576,165
Other	483	449
Total Investments	552,301	576,614
Total Assets	$554,655	$592,893

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Short-term debt	19,000	81,000
Accounts payable to affiliates	630	2,551
Other current liabilities	141	210
Total Current Liabilities	19,771	83,761
Other Credits:
Deferred income taxes	2,391	1,365
Accounts payable to affiliates	7,413	5,972
Total Other Credits	9,804	7,337
Capitalization:
Common shareholders' equity	339,382	339,382
Retained income	185,556	162,208
Other comprehensive income/(loss)	142	205
Total Capitalization	525,080	501,795
Commitments and contingencies (see Footnote 18)	-	-
Total Liabilities and Capitalization	$554,655	$592,893

The accompanying notes are an integral part of the above consolidated financial statements.

Schedule I

Condensed Parent Company Financial Statements (continued)

Notes to Condensed Financial Statements

(Parent Company Only)

1.

Basis of Presentation.

MGE Energy is a holding company and conducts substantially all of its business operations through its subsidiaries. For Parent Company only presentation, investment in subsidiaries are accounted for using the equity method. These condensed Parent Company financial statements and related notes have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X. These statements should be read in conjunction with the financial statements and the notes of the 2010 Annual Report on Form 10-K.

The Company adjusted $50.0 million from long-term debt to short-term debt to correct the presentation of debt at December 31, 2009.

2.

Credit Agreements.

As of December 31, 2010, MGE Energy had access to unsecured credit facilities with aggregate bank commitments of $40.0 million and available capacity under those commitments of $21.0 million.

See Footnote 10 of the Notes to Consolidated Financial Statements for further information regarding MGE Energy's debt and credit agreements.

3.

Commitments and Contingencies.

See Footnote 18 of the Notes to Consolidated Financial Statements for commitments and contingencies.

4.

Dividends from Affiliates.

	Dividend from Affiliates
(In thousands)	2010	2009	2008
CWDC	$-	$-	$953
MGE	26,150	19,318	-
MGE Construct	-	4,915	-
MGE Power West Campus	4,000	9,150	12,000
MGE Power Elm Road	52,028	-	-
MGE Transco	2,372	1,795	917
Total	$84,550	$35,178	$13,870

Dividend Restrictions

Dividend payments by MGE to MGE Energy are subject to restrictions arising under a PSCW rate order and, to a lesser degree, MGE's first mortgage bonds. The PSCW order limits the amount of dividends that MGE may pay MGE Energy when its common equity ratio, calculated in the manner used in the rate proceeding, is less than 55%. Under those circumstances, MGE may not pay dividends in excess of $28.8 million plus dividends on shares issued in excess of the issued share number used in the rate proceeding forecast if the proceeds are invested in MGE. MGE's thirteen month rolling average common equity ratio at December 31, 2010, is estimated to be 58.5% as determined under the calculation used in the rate proceeding. MGE paid cash dividends of $26.2 million to MGE Energy in 2010. The rate proceeding calculation includes as indebtedness imputed amounts for MGE's outstanding purchase power capacity payments and other PSCW adjustments, but does not include the indebtedness associated with MGE Power West Campus or MGE Power Elm Road, which are consolidated into MGE's financial statements.

MGE has covenanted with the holders of its first mortgage bonds not to declare or pay any dividend or make any other distribution on or purchase any shares of its common stock unless, after giving effect thereto, the aggregate amount of all such dividends and distributions and all amounts applied to such purchases, after December 31, 1945, shall not exceed the earned surplus (retained earnings) accumulated subsequent to December 31, 1945. As of December 31, 2010, approximately $248.6 million was available for the payment of dividends under this covenant.

See Footnote 9 and 10 of the Notes to Consolidated Financial Statement for long-term debt and lines of credit dividend restrictions.

Schedule II
MGE Energy, Inc. and Madison Gas and Electric Company
Valuation and Qualifying Accounts

		Additions
		(1)	(2)	Net
	Balance at	Charged to	Charged	Accounts	Balance at
	beginning	costs and	to other	written	end of
	of period	expenses	accounts	off	period

Fiscal Year 2008:
Accumulated provision for uncollectibles	$(3,823,181)	(4,273,313)	(83,457)	3,904,052	$(4,275,899)

Fiscal Year 2009:
Accumulated provision for uncollectibles	$(4,275,899)	(3,409,313)	(48,946)	3,491,823	$(4,242,335)

Fiscal Year 2010:
Accumulated provision for uncollectibles	$(4,242,335)	(2,805,311)	(49,500)	2,508,471	$(4,588,675)

Signatures - MGE Energy, Inc.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

MGE Energy, Inc.
(Registrant)

Date: February 24, 2011	/s/ Gary J. Wolter
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 24, 2011.

/s/ Gary J. Wolter	Gary J. Wolter Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)

/s/ Jeffrey C. Newman	Jeffrey C. Newman Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ Mark D. Bugher	Mark D. Bugher, Director

/s/ Londa J. Dewey	Londa J. Dewey, Director

/s/ F. Curtis Hastings	F. Curtis Hastings, Director

/s/ Regina M. Millner	Regina M. Millner, Director

/s/ John R. Nevin	John R. Nevin, Director

/s/ James L. Possin	James L. Possin, Director

/s/ Thomas R. Stolper	Thomas R. Stolper, Director

/s/ H. Lee Swanson	H. Lee Swanson, Director

Signatures - Madison Gas and Electric Company

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Madison Gas and Electric Company
(Registrant)

Date: February 24, 2011	/s/ Gary J. Wolter
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 24, 2011.

/s/ Gary J. Wolter	Gary J. Wolter Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)

/s/ Jeffrey C. Newman	Jeffrey C. Newman Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ Mark D. Bugher	Mark D. Bugher, Director

/s/ Londa J. Dewey	Londa J. Dewey, Director

/s/ F. Curtis Hastings	F. Curtis Hastings, Director

/s/ Regina M. Millner	Regina M. Millner, Director

/s/ John R. Nevin	John R. Nevin, Director

/s/ James L. Possin	James L. Possin, Director

/s/ Thomas R. Stolper	Thomas R. Stolper, Director

/s/ H. Lee Swanson	H. Lee Swanson, Director