Form 10-Q
period 2011-06-30
MGE ENERGY INC
filed 2011-08-05
CIK 1161728

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:

June 30, 2011

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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

Indicate by check mark whether the registrants have submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files):

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

Number of Shares Outstanding of Each Class of Common Stock as of July 29, 2011
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

3

Where to Find More Information

3

Definitions, Abbreviations, and Acronyms Used in the Text and Notes of this Report

4

Item 1. Financial Statements.

5

MGE Energy, Inc.

5

Consolidated Statements of Income (unaudited)

5

Consolidated Statements of Cash Flows (unaudited)

6

Consolidated Balance Sheets (unaudited)

7

Consolidated Statements of Common Equity (unaudited)

8

Madison Gas and Electric Company

9

Consolidated Statements of Income (unaudited)

9

Consolidated Statements of Cash Flows (unaudited)

10

Consolidated Balance Sheets (unaudited)

11

Consolidated Statements of Common Equity (unaudited)

12

MGE Energy, Inc., and Madison Gas and Electric Company

13

Notes to Consolidated Financial Statements (unaudited)

13

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

34

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

51

Item 4. Controls and Procedures.

53

PART II. OTHER INFORMATION.

54

Item 1. Legal Proceedings.

54

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

54

Item 6. Exhibits.

54

Signatures - MGE Energy, Inc.

56

Signatures - Madison Gas and Electric Company

57

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

The factors that could cause actual results to differ materially from the forward-looking statements made by a registrant (a) include those factors discussed in the Registrants' 2010 Annual Report on Form 10-K: Item 1A. Risk Factors, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, as updated by Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations in this report, and Item 8. Financial Statements and Supplementary Data – Note 18, as updated by Part I, Item 1. Financial Statements – Note 9 in this report, and (b) other factors discussed herein and in other filings made by that registrant with the SEC.

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

Definitions, Abbreviations, and Acronyms Used in the Text and Notes of this Report

Abbreviations, acronyms, and definitions used in the text and notes of this report are defined below.

AFUDC	Allowance for Funds Used During Construction
ATC	American Transmission Company LLC
BACT	Best Available Control Technology
Blount	Blount Station
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
Codification	Financial Accounting Standards Board Accounting Standards Codification
Columbia	Columbia Energy Center
cooling degree days	Measure of the extent to which the average daily temperature is above 65 degrees Fahrenheit, which is considered an indicator of possible increased demand for energy to provide cooling
CSAPR	Cross-State Air Pollution Rule
CWDC	Central Wisconsin Development Corporation
DOE	U.S. Department of Energy
Dth	Dekatherms
Elm Road Units	Elm Road Generating Station
EPA	United States Environmental Protection Agency
ERISA	Employee Retirement Income Security Act
EGU	Electric Generating Unit
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FTR	Financial Transmission Rights
GHG	Greenhouse Gas
HAPs	Hazardous Air Pollutants
heating degree days (HDD)	Measure of the extent to which the average daily temperature is below 65 degrees Fahrenheit, which is considered an indicator of possible increased demand for energy to provide heating
ICI Boilers	Industrial, Commercial, or Institutional Boilers
IRS	Internal Revenue Service
kWh	Kilowatt-hour
MACT	Maximum Achievable Control Technology
MAGAEL	MAGAEL, LLC
MGE	Madison Gas and Electric Company
MGE Construct	MGE Construct LLC
MGE Energy	MGE Energy, Inc.
MGE Power	MGE Power LLC
MGE Power Elm Road	MGE Power Elm Road, LLC
MGE Power West Campus	MGE Power West Campus, LLC
MGE Transco	MGE Transco Investment LLC
MISO	Midwest Independent System Operator (a regional transmission organization)
MW	Megawatt
MWh	Megawatt-hour
NAAQS	National Ambient Air Quality Standards
NO2	Nitrogen Dioxide
NOV	Notice of Violation
NOx	Nitrogen Oxides
NSPS	New Source Performance Standards
OPRB	Other Postretirement Benefits
PGA	Purchased Gas Adjustment clause
PJM	PJM Interconnection, LLC (a regional transmission organization)
PM	Particulate Matter
PPA	Purchased power agreement
PSCW	Public Service Commission of Wisconsin
PSD	Prevention of Significant Deterioration
SEC	Securities and Exchange Commission
SIP	State Implementation Plan
SNPR	Supplemental notice of proposed rulemaking
SO2	Sulfur Dioxide
Stock Plan	Direct Stock Purchase and Dividend Reinvestment Plan of MGE Energy
UW	University of Wisconsin at Madison
VIE	Variable Interest Entity
WCCF	West Campus Cogeneration Facility
WDNR	Wisconsin Department of Natural Resources
WEPCO	Wisconsin Electric Power Company
Working capital	Current assets less current liabilities
WPDES	Wisconsin Pollutant Discharge Elimination System
WPL	Wisconsin Power and Light Company
WPSC	Wisconsin Public Service Corporation

Item 1. Financial Statements.

MGE Energy, Inc.

Consolidated Statements of Income (unaudited)

(In thousands, except per-share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Operating Revenues:
Regulated electric revenues	$90,834	$87,438	$176,841	$169,432
Regulated gas revenues	25,062	20,290	102,499	96,837
Nonregulated revenues	1,363	1,354	2,524	2,456
Total Operating Revenues	117,259	109,082	281,864	268,725

Operating Expenses:
Fuel for electric generation	11,599	10,242	22,648	19,143
Purchased power	14,392	16,467	31,973	37,934
Cost of gas sold	13,052	9,792	63,999	62,476
Other operations and maintenance	40,657	38,693	80,070	79,723
Depreciation and amortization	10,357	9,481	20,373	18,703
Other general taxes	4,005	4,285	8,706	8,849
Total Operating Expenses	94,062	88,960	227,769	226,828
Operating Income	23,197	20,122	54,095	41,897

Other income, net	2,153	1,947	4,539	6,668
Interest expense, net	(5,055)	(4,045)	(9,905)	(7,953)
Income before income taxes	20,295	18,024	48,729	40,612
Income tax provision	(7,572)	(6,472)	(18,223)	(14,800)
Net Income	$12,723	$11,552	$30,506	$25,812

Earnings Per Share of Common Stock
(basic and diluted)	$0.55	$0.50	$1.32	$1.12

Dividends per share of common stock	$0.375	$0.368	$0.750	$0.737

Average Shares Outstanding
(basic and diluted)	23,114	23,114	23,114	23,114

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2011	2010
Operating Activities:
Net income	$30,506	$25,812
Items not affecting cash:
Depreciation and amortization	20,373	18,703
Deferred income taxes	9,263	106
Provision for doubtful receivables	1,013	1,267
Employee benefit plan expenses	6,818	5,991
Equity earnings in ATC	(4,267)	(4,282)
Gain on sale of property	(74)	(2,604)
Other items	799	1,433
Changes in working capital items:
Decrease in current assets	29,171	30,659
Decrease in current liabilities	(8,629)	(10,821)
Dividend income from ATC	3,327	3,362
Cash contributions to pension and other postretirement plans	(19,932)	(10,506)
Other noncurrent items, net	(945)	5,297
Cash Provided by Operating Activities	67,423	64,417

Investing Activities:
Capital expenditures	(28,591)	(28,582)
Capital contributions to investments	(691)	(532)
Purchase of investment - land	(1,801)	-
Proceeds from sale of property	74	2,743
Other	(164)	(392)
Cash Used for Investing Activities	(31,173)	(26,763)

Financing Activities:
Cash dividends paid on common stock	(17,340)	(17,030)
Repayment of long-term debt	(1,167)	(694)
Issuance of long-term debt	30,000	50,000
Decrease in short-term debt	(22,500)	(60,000)
Other	(299)	(850)
Cash Used for Financing Activities	(11,306)	(28,574)

Change in Cash and Cash Equivalents:	24,944	9,080
Cash and cash equivalents at beginning of period	7,110	4,704
Cash and cash equivalents at end of period	$32,054	$13,784

The accompanying notes are an integral part of the unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Balance Sheets (unaudited)

(In thousands)

	June 30,	December 31,
ASSETS	2011	2010
Current Assets:
Cash and cash equivalents	$32,054	$7,110
Receivable - margin account	3,682	2,501
Accounts receivable, less reserves of $4,094 and $3,994, respectively	32,364	40,153
Other accounts receivable, less reserves of $476 and $595, respectively	4,734	4,082
Unbilled revenues	21,019	29,220
Materials and supplies, at average cost	17,293	17,642
Fossil fuel	7,097	6,758
Stored natural gas, at average cost	13,706	22,839
Prepaid taxes	17,000	22,496
Regulatory assets - current	732	1,732
Other current assets	8,083	7,769
Total Current Assets	157,764	162,302
Regulatory assets	124,098	121,085
Other deferred assets and other	10,229	10,654
Property, Plant, and Equipment:
Property, plant, and equipment, net	943,081	857,572
Construction work in progress	35,987	110,435
Total Property, Plant, and Equipment	979,068	968,007
Investments	59,255	55,845
Total Assets	$1,330,414	$1,317,893

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$2,667	$1,667
Short-term debt	-	22,500
Accounts payable	25,691	32,555
Accrued interest and taxes	4,141	3,990
Accrued payroll related items	8,327	8,525
Deferred income taxes	2,479	2,398
Other current liabilities	8,949	9,577
Total Current Liabilities	52,254	81,212
Other Credits:
Deferred income taxes	176,254	166,774
Investment tax credit - deferred	1,931	2,081
Regulatory liabilities	21,381	23,772
Accrued pension and other postretirement benefits	108,022	123,648
Other deferred liabilities and other	70,050	60,975
Total Other Credits	377,638	377,250
Capitalization:
Common shareholders' equity	538,312	525,080
Long-term debt	362,210	334,351
Total Capitalization	900,522	859,431
Commitments and contingencies (see Footnote 9)	-	-
Total Liabilities and Capitalization	$1,330,414	$1,317,893

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Common Equity (unaudited)

(In thousands, except per-share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	(Loss)/Income	Total
2010
Beginning balance – Dec. 31, 2009	23,114	$23,114	$316,268	$162,208	$205	$501,795
Net income				25,812		25,812
Other comprehensive income/(loss):
Unrealized loss on available-for-sale
securities, net of $54 tax					(80)	(80)
Common stock dividends declared
($0.737 per share)				(17,030)		(17,030)
Ending Balance – June 30, 2010	23,114	$23,114	$316,268	$170,990	$125	$510,497

2011
Beginning balance – Dec. 31, 2010	23,114	$23,114	$316,268	$185,556	$142	$525,080
Net income				30,506		30,506
Other comprehensive income/(loss):
Unrealized gain on available-for-sale
securities, net of $54 tax					81	81
Reclassification of realized gain on
available-for-sale securities, net of
$10 tax					(15)	(15)
Common stock dividends declared
($0.750 per share)				(17,340)		(17,340)
Ending Balance – June 30, 2011	23,114	$23,114	$316,268	$198,722	$208	$538,312

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Income (unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Operating Revenues:
Regulated electric revenues	$90,834	$87,438	$176,841	$169,432
Regulated gas revenues	25,062	20,290	102,499	96,837
Nonregulated revenues	1,363	1,354	2,524	2,456
Total Operating Revenues	117,259	109,082	281,864	268,725

Operating Expenses:
Fuel for electric generation	11,599	10,242	22,648	19,143
Purchased power	14,392	16,467	31,973	37,934
Cost of gas sold	13,052	9,792	63,999	62,476
Other operations and maintenance	40,369	38,464	79,604	79,375
Depreciation and amortization	10,357	9,481	20,373	18,703
Other general taxes	4,005	4,285	8,706	8,849
Income tax provision	6,666	5,765	16,557	12,103
Total Operating Expenses	100,440	94,496	243,860	238,583
Operating Income	16,819	14,586	38,004	30,142

Other Income and Deductions:
AFUDC - equity funds	116	67	203	125
Equity in earnings in ATC	2,170	2,096	4,267	4,282
Income tax provision	(950)	(823)	(1,756)	(2,777)
Other income, net	(274)	(209)	(161)	2,255
Total Other Income and Deductions	1,062	1,131	2,553	3,885
Income before interest expense	17,881	15,717	40,557	34,027

Interest Expense:
Interest on long-term debt	5,223	4,761	10,214	9,273
Other interest, net	(105)	(743)	(252)	(1,145)
AFUDC - borrowed funds	(48)	(26)	(83)	(49)
Net Interest Expense	5,070	3,992	9,879	8,079
Net Income	$12,811	$11,725	$30,678	$25,948
Less Net Income Attributable to Noncontrolling Interest, net of tax	(5,992)	(4,900)	(11,925)	(9,996)
Net Income Attributable to MGE	$6,819	$6,825	$18,753	$15,952

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2011	2010
Operating Activities:
Net income	$30,678	$25,948
Items not affecting cash:
Depreciation and amortization	20,373	18,703
Deferred income taxes	8,827	106
Provision for doubtful receivables	1,013	1,267
Employee benefit plan expenses	6,818	5,991
Equity earnings in ATC	(4,267)	(4,282)
Gain on sale of property	(74)	(2,604)
Other items	1,091	1,433
Changes in working capital items:
Decrease in current assets	28,916	22,568
Decrease in current liabilities	(9,687)	(2,637)
Dividend income from ATC	3,327	3,362
Cash contributions to pension and other postretirement plans	(19,932)	(10,506)
Other noncurrent items, net	(989)	3,285
Cash Provided by Operating Activities	66,094	62,634

Investing Activities:
Capital expenditures	(28,591)	(28,582)
Capital contributions to investments	(621)	(532)
Proceeds from sale of property	74	2,743
Other	332	(42)
Cash Used for Investing Activities	(28,806)	(26,413)

Financing Activities:
Cash dividends paid to parent by MGE	(13,192)	(12,957)
Distributions to parent from noncontrolling interest	(37,000)	(47,203)
Equity contribution received by noncontrolling interest	622	533
Affiliate financing of Elm Road	-	(4,193)
Repayment of long-term debt	(1,167)	(694)
Issuance of long-term debt	30,000	50,000
Decrease in short-term debt	(3,500)	(12,500)
Other	(297)	(850)
Cash Used for Financing Activities	(24,534)	(27,864)

Change in Cash and Cash Equivalents:	12,754	8,357
Cash and cash equivalents at beginning of period	4,494	2,474
Cash and cash equivalents at end of period	$17,248	$10,831

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Balance Sheets (unaudited)

(In thousands)

	June 30,	December 31,
ASSETS	2011	2010
Current Assets:
Cash and cash equivalents	$17,248	$4,494
Receivable - margin account	3,682	2,501
Accounts receivable, less reserves of $4,094 and $3,994, respectively	32,364	40,153
Affiliate receivables	537	638
Other accounts receivable, less reserves of $476 and $595, respectively	4,716	4,063
Unbilled revenues	21,019	29,220
Materials and supplies, at average cost	17,293	17,642
Fossil fuel	7,097	6,758
Stored natural gas, at average cost	13,706	22,839
Prepaid taxes	16,340	21,500
Regulatory assets - current	732	1,732
Other current assets	8,075	7,742
Total Current Assets	142,809	159,282
Affiliate receivable long-term	7,148	7,413
Regulatory assets	124,098	121,085
Other deferred assets and other	7,416	8,337
Property, Plant, and Equipment:
Property, plant, and equipment, net	942,942	857,442
Construction work in progress	35,987	110,435
Total Property, Plant, and Equipment	978,929	967,877
Investments	56,427	54,947
Total Assets	$1,316,827	$1,318,941

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$2,667	$1,667
Short-term debt	-	3,500
Accounts payable	25,691	32,524
Affiliate payables	2,718	24
Accrued interest and taxes	4,093	7,294
Accrued payroll related items	8,327	8,525
Deferred income taxes	2,479	2,398
Other current liabilities	8,413	9,472
Total Current Liabilities	54,388	65,404
Other Credits:
Deferred income taxes	173,410	164,399
Investment tax credit - deferred	1,931	2,081
Regulatory liabilities	21,381	23,772
Accrued pension and other postretirement benefits	108,022	123,648
Other deferred liabilities and other	70,051	60,977
Total Other Credits	374,795	374,877
Capitalization:
Common shareholders' equity	407,894	402,316
Noncontrolling interest	117,540	141,993
Total Equity	525,434	544,309
Long-term debt	362,210	334,351
Total Capitalization	887,644	878,660
Commitments and contingencies (see Footnote 9)	-	-
Total Liabilities and Capitalization	$1,316,827	$1,318,941

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Common Equity (unaudited)

(In thousands)

					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling
	Shares	Value	Capital	Earnings	(Loss)/Income	Interest	Total
2010
Beginning balance – Dec. 31, 2009	17,348	$17,348	$192,417	$180,905	$112	$178,943	$569,725
Net income				15,952		9,996	25,948
Other comprehensive income/(loss):
Unrealized loss on available-for-sale
securities, net of $34 tax					(51)		(51)
Cash dividends paid to parent
by MGE				(12,957)			(12,957)
Equity contribution received by
noncontrolling interest						533	533
Distributions to parent from
noncontrolling interest						(47,203)	(47,203)
Ending balance – June 30, 2010	17,348	$17,348	$192,417	$183,900	$61	$142,269	$535,995

2011
Beginning balance – Dec. 31, 2010	17,348	$17,348	$192,417	$192,480	$71	$141,993	$544,309
Net income				18,753		11,925	30,678
Other comprehensive income/(loss):
Unrealized gain on available-for-sale
securities, net of $21 tax					32		32
Reclassification of realized gain on
available-for-sale securities, net of
$10 tax					(15)		(15)
Cash dividends paid to parent
by MGE				(13,192)			(13,192)
Equity contribution received by
noncontrolling interest						622	622
Distributions to parent from
noncontrolling interest						(37,000)	(37,000)
Ending balance – June 30, 2011	17,348	$17,348	$192,417	$198,041	$88	$117,540	$525,434

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc., and Madison Gas and Electric Company

Notes to Consolidated Financial Statements (unaudited)

June 30, 2011

1.

Basis of Presentation - MGE Energy and MGE.

This report is a combined report of MGE Energy and MGE. References in this report to "MGE Energy" are to MGE Energy, Inc., and its subsidiaries. References in this report to "MGE" are to Madison Gas and Electric Company.

MGE Power West Campus and MGE Power Elm Road own electric generating assets and lease those assets to MGE. Both entities are variable interest entities under applicable authoritative guidance. MGE is considered the primary beneficiary of these entities as a result of contractual agreements. As a result, MGE has consolidated MGE Power West Campus and MGE Power Elm Road.

The accompanying consolidated financial statements as of June 30, 2011, and for the three and six months ended, are unaudited, but include all adjustments that MGE Energy and MGE management consider necessary for a fair statement of their respective financial statements. All adjustments are of a normal, recurring nature except as otherwise disclosed. The year-end consolidated balance sheet information was derived from the audited balance sheet appearing in MGE Energy's and MGE's 2010 Annual Report on Form 10-K, but does not include all disclosures required by accounting principles in the United States of America. These notes should be read in conjunction with the financial statements and the notes on pages 55 through 109 of the 2010 Annual Report on Form 10-K.

2.

Equity and Financing Arrangements.

a.

Common Stock - MGE Energy.

MGE Energy purchases stock in the open market for issuance pursuant to its Stock Plan. All MGE Energy common stock issued under the Stock Plan is sold pursuant to a registration statement that has been filed with the SEC and is currently effective.

MGE Energy can issue new shares of its common stock through the Stock Plan. For both the six months ended June 30, 2011 and 2010, MGE Energy did not issue any new shares of common stock under the Stock Plan.

b.

Dilutive Shares Calculation - MGE Energy.

MGE Energy does not hold any dilutive securities.

c.

Secured Debt - MGE Energy and MGE.

On February 28, 2011, MGE Power Elm Road issued $30 million of 4.74% senior secured notes due February 25, 2041. MGE Power Elm Road distributed the net proceeds from the sale of notes to MGE Energy, which used that distribution to repay existing short-term indebtedness, consisting of bank loans, which were used to finance a portion of the construction of the Elm Road Units. The notes provide for monthly principal and interest payments, which commenced on March 25, 2011, and continue until maturity. The principal payments are level over the life of the notes. The Note Purchase Agreement requires MGE Power Elm Road to maintain a debt service coverage ratio at the end of any calendar quarter of not less than 1.25 to 1.00 for the trailing 12-month period. The debt is secured by a collateral assignment of lease payments that MGE is making to MGE Power Elm Road for use of the Elm Road Units pursuant to long-term leases. As of June 30, 2011, MGE Power Elm Road is in compliance with the covenant requirements.

13

3.

Comprehensive Income - MGE Energy and MGE.

Total comprehensive income represents the change in equity during a period from transactions and other events and circumstances from nonowner sources. MGE Energy's and MGE's total comprehensive income is:

	Three Months Ended		Six Months Ended
(In thousands)	June 30,		June 30,
	2011	2010	2011	2010
MGE Energy
Net income	$12,723	$11,552	$30,506	$25,812
Unrealized gain (loss) on available-for-sale securities, net of tax ($6 and $59, and $54 and $54)	9	(88)	81	(80)
Reclassification of realized gain on available-for-sale securities, net of tax ($10 and $-, and $10 and $-)	(15)	-	(15)	-
Total comprehensive income	$12,717	$11,464	$30,572	$25,732

MGE
Net income	$12,811	$11,725	$30,678	$25,948
Unrealized gain (loss) on available-for-sale securities, net of tax ($2 and $43, and $21 and $34)	(3)	(65)	32	(51)
Reclassification of realized gain on available-for-sale securities, net of tax ($10 and $-, and $10 and $-)	(15)	-	(15)	-
Total comprehensive income	$12,793	$11,660	$30,695	$25,897
Less: Comprehensive income attributable to noncontrolling interest	(5,992)	(4,900)	(11,925)	(9,996)
Comprehensive income attributable to MGE	$6,801	$6,760	$18,770	$15,901

4.

Investment in ATC - MGE Energy and MGE.

ATC owns and operates electric transmission facilities primarily in Wisconsin. MGE received an interest in ATC when it, like other Wisconsin electric utilities, contributed its electric transmission facilities to ATC. That interest is presently held by MGE Transco, which is jointly owned by MGE Energy and MGE.

MGE Transco has accounted for its investment in ATC under the equity method of accounting. For both the six months ended June 30, 2011 and 2010, MGE Transco recorded equity earnings from the investment in ATC of $4.3 million. Dividend income received from ATC was $3.3 million and $3.4 million for the six months ended June 30, 2011 and 2010, respectively. In addition, during the six months ended June 30, 2011 and 2010, MGE Transco made $0.6 million and $0.5 million, respectively, in cash contributions to ATC.

MGE Energy and MGE's investment in ATC as of June 30, 2011, and December 31, 2010, was $55.8 million and $54.2 million, respectively.

During March 2010, MGE sold a parcel of land in Middleton, Wisconsin to ATC for $2.7 million, resulting in a gain of $2.6 million (pretax) in other income. The transaction was approved by the PSCW.

At June 30, 2011, MGE is the majority owner, and MGE Energy, the holding company, is the minority owner of MGE Transco. MGE Energy's proportionate share of the equity and net income of MGE Transco is classified within the MGE financial statements as noncontrolling interest.

ATC's summarized financial data for the three and six months ended June 30, 2011 and 2010, is as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30,		June 30,
	2011	2010	2011	2010
Operating revenues	$138,203	$138,666	$277,820	$277,157
Operating expenses	(62,951)	(62,523)	(126,077)	(125,335)
Other expense, net	(134)	(621)	(492)	(819)
Interest expense, net	(19,479)	(21,467)	(41,376)	(41,831)
Earnings before members' income taxes	$55,639	$54,055	$109,875	$109,172

5.

Taxes - MGE Energy and MGE.

a.

Accounting for Uncertainty in Income Taxes.

MGE Energy and MGE account for the difference between the tax benefit amount taken on prior year tax returns, or expected to be taken on a current year tax return, and the tax benefit amount recognized in the financial statements as an unrecognized tax benefit.

MGE Energy will file an application with its 2010 tax returns to change its tax method of accounting for gas repairs. This method change accelerates tax deductions for repairs in accordance with Treasury Regulations and case law, as compared to the prior method of claiming tax depreciation on project costs. At June 30, 2011, MGE Energy and MGE have a liability in the amount of $0.6 million for the tax uncertainty related to the change in tax method of accounting for gas repairs. At June 30, 2011, MGE Energy and MGE have an unrecognized tax benefit in the amount of $5.0 million for the tax uncertainty primarily related to the change in tax method of accounting for electric and gas repairs. At December 31, 2010, the unrecognized tax benefit was $4.4 million primarily for the tax uncertainty related to the change in tax method of accounting for electric repairs.

b.

Effective Tax Rate.

MGE Energy's effective income tax rate for the three and six months ended June 30, 2011, are 37.3% and 37.4%, respectively, compared to 35.9% and 36.4% for the same periods in 2010; and MGE's effective income tax rate for the three and six months ended June 30, 2011, are 37.3% and 37.4%, respectively, compared to 36.0% and 36.4% for the same periods in 2010. The higher effective tax rate is, in part, attributable to a lower estimated domestic manufacturing deduction.

6.

Elm Road - MGE Energy and MGE.

MGE Power Elm Road owns an 8.33% ownership interest in each of two 615 MW coal-fired generating units in Oak Creek, Wisconsin. Unit 1 entered commercial operation on February 2, 2010. Unit 2 entered commercial operation on January 12, 2011. MGE Power Elm Road's sole principal asset is that ownership interest in those generating units. Each generating unit owner provides its own financing and reflects its respective portion of the facility and costs in its financial statements. MGE Power Elm Road has leased the Elm Road Units to MGE pursuant to separate facility lease agreements for each unit. These leases were authorized by order of the PSCW in accordance with applicable provisions of Wisconsin law that authorized financing of new generation through facility leases. The PSCW order establishes a cap on the construction costs that may be passed through the lease agreements to MGE and its customers, through rates. Additional costs attributable to force majeure events, as defined in the leases, do not count against this cap, but are subject to PSCW review and determination that the costs were prudently incurred.

As of June 30, 2011, $195.5 million (including capitalized interest) related to this project was placed in-service on MGE Energy's and MGE's consolidated balance sheets.

MGE has approval from the PSCW to defer the recovery of the payments made to MGE Power Elm Road for carrying costs during construction of the generating units. The total carrying costs on the Elm Road Units is $62.2 million.

MGE began collecting the carrying costs in rates in 2006. These amounts are being collected over multiple years. Of these costs, $17.0 million relates to the capitalized interest and the debt portion of the units. These costs will be recognized over the period in which the generating units will be depreciated. The remaining $45.2 million represents the equity portion and is being recognized over the period allowed for recovery in rates.

During 2011, MGE will recover $4.8 million in carrying costs associated with the Elm Road Units. For the six months ended June 30, 2011, $2.4 million related to the carrying costs were recovered in rates. Of this amount, $0.5 million relates to the debt portion of the units and was deferred on the consolidated financial statements of MGE Energy and MGE. The remaining $1.9 million represents the equity portion and was recognized as nonregulated revenues in the consolidated financial statements of MGE Energy and MGE.

7.

Pension and Other Postretirement Plans - MGE Energy and MGE.

MGE maintains qualified and nonqualified pension plans, health care, and life insurance benefits. Additionally, MGE has deferred contribution 401(k) benefit plans.

The following table presents the components of MGE Energy's and MGE's net periodic benefit costs recognized for the three and six months ended June 30, 2011 and 2010. A portion of the net periodic benefit cost is capitalized within the consolidated balance sheets. The PSCW allowed MGE to defer the 2009 incremental pension and OPRB costs above the amounts recovered in rates. During both the three months ended June 30, 2011 and 2010, $0.7 million has been recovered in rates. During both the six months ended June 30, 2011 and 2010, $1.3 million has been recovered in rates.

	Three Months Ended		Six Months Ended
(In thousands)	June 30,		June 30,
	2011	2010	2011	2010
Pension Benefits
Components of net periodic benefit cost:
Service cost	$1,514	$1,403	$3,054	$2,937
Interest cost	3,030	2,781	6,110	5,822
Expected return on assets	(3,473)	(2,720)	(7,004)	(5,694)
Amortization of:
Prior service cost	107	101	216	212
Actuarial loss	931	802	1,877	1,678
Net periodic benefit cost	$2,109	$2,367	$4,253	$4,955
Postretirement Benefits
Components of net periodic benefit cost:
Service cost	$514	$443	$1,001	$926
Interest cost	1,036	906	2,018	1,896
Expected return on assets	(418)	(283)	(814)	(592)
Amortization of:
Transition obligation	113	98	219	205
Prior service cost	29	25	57	53
Actuarial loss	117	101	228	211
Net periodic benefit cost	$1,391	$1,290	$2,709	$2,699

8.

Share-Based Compensation - MGE Energy and MGE.

Under MGE Energy's Performance Unit Plan, eligible participants may receive performance units that entitle the holder to receive a cash payment equal to the value of a designated number of shares of MGE Energy's common stock, plus dividend equivalent payments thereon, at the end of the set performance period.

In addition to units granted in 2007 through 2010, on January 21, 2011, 15,655 units were granted based on the MGE Energy closing stock price as of that date. These units are subject to a five-year graded vesting schedule. On the grant date, MGE Energy and MGE measured the cost of the employee services received in exchange for the award based on the current market value of MGE Energy common stock. The fair value of the awards has been subsequently re-measured at June 30, 2011, as required by applicable accounting standards. Changes in fair value as well as the original grant have been recognized as compensation cost. Since this amount will be re-measured throughout the vesting period, the compensation cost is subject to variability.

For nonretirement eligible employees, stock based compensation costs are accrued and recognized using the graded vesting method. Compensation cost for retirement eligible employees or employees that will become retirement eligible during the vesting schedule are recognized on an abridged horizon also using the graded vesting method.

In April 2011, the MGE Energy Board approved an amendment to the outstanding awards under the Performance Unit Plan to provide for the continued vesting of those awards in the event of a bona fide retirement, provided the retired individual does not provide services to a competitor. The amendment did not change the number of performance units covered by any outstanding awards currently held by any of the participants.

As a result of the changes made by the amendment, the Company accelerated the recognition of costs associated with the outstanding awards resulting in a compensation-related charge of $0.5 million in the second quarter of 2011.

During the six months ended June 30, 2011 and 2010, MGE recorded $0.8 million and $0.4 million, respectively, in compensation expense as a result of the Performance Unit Plan. In January 2011, cash payments of $0.5 million were distributed relating to awards that became payable under the 2006 Performance Unit Plan. No forfeitures occurred during the six months ended June 30, 2011 or 2010. At June 30, 2011, $2.2 million of these awards were vested.

9.

Commitments and Contingencies.

a.

Environmental - MGE Energy and MGE.

Solid waste

Lenz Oil Site

MGE is listed as a potentially responsible party for a site on the EPA's national priorities Superfund list. The Lenz Oil site in Lemont, Illinois, was used for storing and processing waste oil for several years. This site requires cleanup under the Comprehensive Environmental Response, Compensation and Liability Act. The remedy includes a five year $2.2 million implementation plan. The EPA asked all potentially responsible parties to pay upfront for this plan. MGE has paid its share; however, the cleanup process has not begun. We will not know if additional costs exist at the site until cleanup is completed. At June 30, 2011, MGE's portion is less than $0.1 million. Management believes that its share of the final cleanup costs for the Lenz Oil site will not result in any materially adverse effects on MGE's operations, cash flows, or financial position. Insurance may cover a portion of the cleanup costs. Management believes that any cleanup costs not covered by insurance will be recovered in current and future rates.

Proposed Regulation of Coal Combustion Byproducts

The EPA published a proposed rule on May 4, 2010, that would regulate coal combustion byproducts from the electric generating sector. If adopted, the proposed regulations may require new or additional monitoring of storage sites, may re-classify ash and other coal combustion byproducts, and may regulate ash storage site structural design. MGE is evaluating the impact of these proposed regulations on our operations and cannot estimate the potential costs until the rule is final.

Water quality

MGE is subject to water quality regulations issued by the WDNR. These regulations include discharge standards, which require the use of effluent-treatment processes equivalent to categorical "best practicable" or "best available" technologies under compliance schedules established under the Federal Water Pollution Control Act. The WDNR has published categorical regulations for chemical and thermal discharges from electric-steam generating plants. These regulations limit discharges from MGE's plants into Lake Monona and other Wisconsin waters.

EPA Cooling Water Intake Rules (Section 316(b))

On March 28, 2011, the EPA proposed and asked for public comment on standards to reduce entrainment and impingement of fish and other aquatic life from existing structures designed to take in cooling water for plants such as power plants. This rule is commonly referred to as Phase II of Section 316(b). The proposed rule includes provisions for structures designed to take in as little as two million gallons per day. MGE is currently evaluating how and to what extent this proposed rule affects our generating facilities.

WPDES Thermal Discharge Rule

WDNR rules to regulate thermal effluent discharges from point sources in Wisconsin became effective on October 1, 2010. As MGE's WPDES permits are issued or renewed, it will need to meet the revised rule requirements. MGE submitted a thermal analysis with its most recent Blount WPDES permit application that showed thermal impacts within the acceptable limits of the rule. MGE obtained positive preliminary feedback in July 2011 from the WDNR regarding the analysis but is waiting for a final determination. If the WNDR does not concur with MGE's analysis, additional studies could be required.

WPDES Phosphorus Nutrient Standards

The WDNR is in the process of developing water quality standards for phosphorus in streams, rivers, and inland lakes, including effluent limitations for dischargers. Blount and WCCF both currently discharge phosphorus under their WPDES permits, and it is likely both facilities may have phosphorus limitations added to their permits. It is unclear at this time if current phosphorus use at our plants will meet the implementation of future standards. MGE has however identified potential compliance options and believe this can be managed without significant capital investments.

WPDES Mercury Discharge Limit

WPDES permit holders in certain industries, including coal-fired electric power plants, are required to meet mercury effluent limits. If permit holders do not meet the mercury limits, then they must apply for a variance as part of their next permit renewal with the WDNR. MGE has applied for a mercury variance for Blount as part of its permit renewal, which was submitted in the fall of 2010. In July 2011, MGE received positive preliminary feedback from the WDNR regarding the variance but is waiting for a final determination. If the variance is not approved, MGE may have operational or capital costs associated with meeting the mercury effluent limits when the permit is renewed. We cannot estimate the effect that compliance with developing mercury water quality standards will have on the operation of our generating facilities and our future results of operations, cash flows, and financial position.

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

Various initiatives, including the EPA's Cross-State Air Pollution Rule, maximum achievable control technology (MACT) standards, new source performance standards (NSPS) and the Clean Air Visibility Rule (also known as the Regional Haze Rule), as well as state mercury emissions limits, may result in additional operating and capital expenditure costs for electric generating units.

Maximum Achievable Control Technologies (MACT) and National Emissions Standards for Hazardous Air Pollutants

On March 16, 2011, the EPA proposed and asked for public comments on pollution control standards to limit mercury, acid gases and other hazardous air pollutants from new and existing electric generating units (EGU) in power plants. This proposed rule is commonly referred to as EGU MACT. The current version of this proposed rule establishes numerical limits for HAPs, work practice methods, and other standards based on several defined subcategories of EGUs. MGE is still evaluating this rule and cannot determine at this time how this rule will affect our current generation fleet.

On March 21, 2011, the EPA finalized its MACT rule for industrial, commercial and institutional (ICI) boilers commonly referred to as Boiler MACT. The final rule includes provisions for ICI boilers that burn fossil fuels including coal, oil and natural gas. MGE owns some smaller natural gas and oil-burning boilers that are governed by this rule. MGE is currently evaluating the final rule to determine how it will affect our operations.

EPA's Cross-State Air Pollution Rule, Formerly the Proposed Transport Rule (To Replace the Clean Air Interstate Rule (CAIR))

In July 2011, the EPA issued the final CAIR replacement rule, referred to as Cross-State Air Pollution Rule (CSAPR) (formerly known as the "Transport Rule"). CSAPR requires SO2 and NOx emissions reductions from emission sources located in 27 states in the eastern half of the U.S. CSAPR affects fossil-fueled EGUs in Wisconsin with greater than 25 MW of capacity. Existing CAIR compliance requirements remain effective through 2011. Beginning in 2012, CSAPR establishes state emission caps for SO2 and NOx (phase I). These SO2 and NOx emission caps will be lowered further in 2014 (Phase II).

In addition, since the EPA establishes enforceable state emission caps this limits the amount of emissions trading allowed to meet compliance requirements. The emission allowances used for Acid Rain and CAIR program compliance cannot be used for compliance with CSAPR.

In July 2011, the EPA also issued a supplemental proposed rule that would expand the scope of the CSAPR ozone season NOx emission reduction program to add six states, including Wisconsin. The EPA currently plans to finalize the supplemental proposed rule by October 2011 in order for the ozone season compliance requirements to take effect beginning in 2012. MGE is evaluating CSAPR and the supplemental proposed rule and will update their environmental compliance plans as needed. We expect that capital investments and/or modifications to meet compliance requirements of the rule will be significant. In addition, MGE currently anticipates that emission control costs for our power plants will increase in 2012 compared to 2011 as a result of CSAPR.

National Ambient Air Quality Standards (NAAQS) for Ozone, Nitrogen Dioxide and Sulfur Dioxide

The EPA has developed National Ambient Air Quality Standards (NAAQS) for six compounds currently identified as criteria pollutants: nitrogen dioxide (NO2), particulate matter (PM), ozone, SO2, lead and carbon monoxide. The NAAQS for criteria pollutants establish acceptable ambient air levels based on effects to human health and the environment, and changes to those NAAQS can affect compliance requirements and associated capital and operating costs. The EPA is required to review NAAQS every five years. MGE is currently tracking three NAAQS developments; (1) the EPA's January 2010 proposed revisions to its Ozone NAAQS, (2) modeling requirements for the EPA's January 2010 final revisions to NO2 NAAQS, and (3) the WDNR's attainment/nonattainment designations associated with the EPA's June 2010 final revisions to its SO2 NAAQS. These three NAAQS developments have a potential to effect capital and maintenance costs at our generating facilities.

Current Climate Change Regulations

On May 13, 2010, the EPA released its final Prevention of Significant Deterioration (PSD) revisions and its Title V Greenhouse Gas "Tailoring Rule" under Section 111 of the Clean Air Act (CAA). Under these rule revisions, facilities that meet a 25,000 metric ton GHG threshold would need to obtain or modify their Title V air permits during their next permit renewal to include GHGs as permitted air emissions. New or modified facilities meeting additional GHG (and other air emissions) thresholds would need to request a revision to their permit under PSD and apply best available control technologies (BACT) to minimize their releases of GHG emissions. Current technologies for minimizing GHGs are scarce. As these technologies advance, meeting BACT may require substantial capital expenditures and additional permitting requirements may be developed under this section of the CAA.

Columbia

MGE and two other utilities jointly own Columbia, a coal-fired generating facility, which accounts for 225 MW (27%) of MGE's net generating capability. Based upon current available information, compliance with various environmental requirements and initiatives is expected to result in significant additional operating and capital expenditures at Columbia and may affect those expenditures at other MGE generating facilities.

Certificate of Authority

On March 11, 2011, the PSCW issued a Certificate and Order authorizing the construction of air emission reduction systems and associated equipment on Columbia Units 1 and 2. The operator's current estimates show that MGE's share of the capital expenditures required to comply with this project will be approximately $140 million and are expected to occur over the 2011-2014 timeframe. According to the current estimate, this project is expected to result in an increase to Columbia's ongoing operating expenses. MGE expects that the costs pertaining to this project will be fully recoverable through rates. The PSCW has permitted MGE to defer pre-certification costs related to compliance with environmental regulations at Columbia. Additionally, MGE is entitled to a carrying cost on the related construction costs at a 100% AFUDC rate. As of June 30, 2011, MGE had incurred $1.1 million (excluding carrying costs) in deferred pre-certification and construction expenditures at Columbia related to the proposed project.

Title V Operating Permit Petition

In September 2008, the WDNR issued a Title V renewal operating permit to WPL for Columbia. WPL is the plant operator and permit holder, and owns 46.2% of Columbia. Wisconsin Public Service Corporation (WPSC) owns a 31.8% interest, and MGE owns a 22% interest in Columbia. A citizen group petitioned the EPA to object to the issuance of the permit renewal. In October 2009, the EPA issued an order granting in part and denying in part the petition and sent the operating permit back to the WDNR for further review based on the EPA order. In September 2010, the WDNR acted on the order by issuing a draft construction permit and a revised operating permit for public comment. In February 2011, the WDNR issued a letter stating its determination not to issue either the proposed construction permit or a revised operating permit for Columbia. Thus, MGE believes the permits currently in effect for Columbia remain in place at this time. In February 2011, the citizen group involved filed an action against the EPA in the U.S. District Court for the Western District of Wisconsin seeking to have the EPA take over the permit process. On May 18, 2011, the WDNR issued a public notice as to a revised operating permit. MGE is evaluating this draft permit for potential financial or operational impacts.

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

In September 2010, Sierra Club filed a civil lawsuit against WPL alleging violations of the CAA at Columbia and other Wisconsin facilities operated by WPL. The parties have requested a stay of proceedings to explore settlement options. The trial date has been scheduled for April 2012.

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

Chattel Paper Agreement and Other Guarantees - MGE Energy and MGE.

MGE makes available to qualifying customers a financing program for the purchase and installation of energy-related equipment that will provide more efficient use of utility service at the customer's property. MGE is party to a chattel paper purchase agreement with a financial institution under which it can sell or finance an undivided interest with recourse, in up to $10.0 million of the financing program receivables, until August 31, 2011. At June 30, 2011, MGE has outstanding a $4.1 million interest in these receivables. MGE retains the servicing responsibility for these receivables. As of June 30, 2011, the servicing asset recognized by MGE is $0.2 million.

MGE accounts for servicing rights under the amortization method. Initial determination of the servicing asset fair value is based on the present value of the estimated future cash flows. The discount rate is based on the PSCW authorized weighted cost of capital.

MGE would be required to perform under its guarantee if a customer defaulted on its loan. The energy-related equipment installed at the customer sites is used to secure the customer loans. The loan balances outstanding at June 30, 2011, approximate the fair value of the energy-related equipment acting as collateral. The length of the MGE guarantee to the financial institution varies from one to ten years depending on the term of the underlying customer loan. Principal payments for the remainder of 2011 and the next four years on the loans are:

(In thousands)
2011	$334
2012	561
2013	605
2014	423
2015	732

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

Natural Gas Transportation and Storage Contracts - MGE Energy and MGE.

MGE's natural gas transportation and storage contracts require fixed monthly payments for firm supply pipeline transportation and storage capacity. The pricing components of the fixed monthly payments for the transportation and storage contracts are established by FERC but may be subject to change. As of June 30, 2011, the fixed payments for firm supply pipeline transportation and storage capacity for the remainder of 2011 and the next four years are as follows:

(In thousands)
2011	$7,803
2012	17,226
2013	17,037
2014	16,843
2015	16,689

MGE also has natural gas supply commitments. These commitments include market-based pricing. Management expects to recover these costs in future customer rates. As of June 30, 2011, total natural gas supply commitments are estimated for the remainder of 2011 and the next four years as follows:

(In thousands)
2011	$15,590
2012	15,832
2013	-
2014	-
2015	-

e.

Coal Contracts - MGE Energy and MGE.

Fuel procurement for MGE's jointly owned Columbia and Elm Road Units are handled by WPL and WEPCO, respectively, the operating companies. If any minimum purchase obligations must be paid under these contracts, management believes these obligations would be considered costs of service and recoverable in rates. The following table identifies MGE's share, as of June 30, 2011, of the total coal commitments for the Columbia and Elm Road Units for the remainder of 2011 and the next four years.

(In thousands)
2011	$13,410
2012	29,515
2013	13,340
2014	3,661
2015	-

f.

Smart Grid Investment Grant - MGE Energy and MGE.

MGE has been approved by the U.S. Department of Energy (DOE) under the federal stimulus program for a $5.5 million grant for smart grid projects. The DOE grant requires MGE to match the grant funding, bringing the total cost of the proposed projects to more than $11 million. The proposed projects will install technologies to boost efficiency, enhance service and improve reliability for customers. The stimulus grant will help fund the following projects: advanced metering infrastructure, plug-in hybrid electric vehicles support, and distribution management. As of June 30, 2011, MGE has spent $4.4 million related to these projects and has outstanding agreements to purchase $0.7 million in smart grid related products for the remainder of 2011.

10.

Blount Station - MGE Energy and MGE.

In 2006, MGE announced a plan to reduce capacity at Blount from 190 MW to 100 MW by the end of 2011. As part of the plan, coal use at Blount will be discontinued. MGE has determined that certain employee positions will be eliminated as a result of this plan.

In March 2009, MGE received notification from MISO that in order to meet national electric system reliability standards, MGE will need to keep Blount available at its full capacity until MISO declares that the 90 MW are no longer needed for system reliability. Currently, MGE estimates the reduction in capacity will occur no later than 2013. The transition from burning coal to burning only natural gas will still occur by the end of 2011. After the transition, the entire plant will be operated exclusively on natural gas.

MGE has entered into agreements providing severance benefits to employees affected by the exit plan. These benefits are being recognized ratably over the expected future service period of the employees. Total benefits expected to be paid are $0.3 million in both 2012 and 2013. The 2012 benefits are not expected to be recovered in rates and are being expensed. Recovery is expected for the 2013 benefits and these are being deferred and recognized on the consolidated balance sheet of MGE Energy and MGE as a regulatory asset.

The following table presents the activity in the restructuring accrual from December 31, 2010, through June 30, 2011:

(In thousands)
Balance at December 31, 2010	$259
Additional expense, net	56
Cash payments during the period	(24)
Balance at June 30, 2011	$291

The exit plan has also resulted in accelerated depreciation for the Blount assets expected to be retired in 2011 and 2013. The majority of these assets are being recovered in rates over a four-year period that began in 2008, with the remaining balance recovered by the end of 2013. For the six months ended June 30, 2011 and 2010, $1.7 million of accelerated depreciation expense had been recognized and recovered in rates each year.

11.

Derivative and Hedging Instruments - MGE Energy and MGE.

a.

Purpose.

As part of its regular operations, MGE enters into contracts, including options, swaps, futures, forwards, and other contractual commitments, to manage its exposure to commodity prices and gas revenues. To the extent that these contracts are derivatives, MGE assesses whether or not the normal purchases or normal sales exclusion applies. For contracts to which this exclusion cannot be applied, MGE Energy and MGE recognize such derivatives in the consolidated balance sheets at fair value. The majority of MGE's derivative activities are conducted in accordance with its electric and gas risk management program, which is approved by the PSCW and limits the volume MGE can hedge with specific risk management strategies. The maximum length of time over which cash flows related to energy commodities can be hedged ranges from eighteen months to four years. If the derivative qualifies for regulatory deferral, the derivatives are marked to fair value and are offset with a corresponding regulatory asset or liability. The deferred gain or loss is recognized in earnings in the delivery month applicable to the instrument. Gains and losses related to hedges qualifying for regulatory treatment are recoverable in gas rates through the PGA or in electric rates as a component of the fuel rules mechanism.

b.

Notional Amounts.

The gross notional volume of open derivatives is as follows:

	June 30, 2011	December 31, 2010
Commodity derivative contracts	550,475 MWh	544,820 MWh
Commodity derivative contracts	5,000,000 Dth	5,420,000 Dth
FTRs	5,088 MW	2,609 MW

c.

Financial Statement Presentation.

MGE Energy and MGE offset fair value amounts recognized for the right to reclaim collateral (a receivable) or the obligation to return collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting agreement. At June 30, 2011, MGE Energy and MGE did not have any cash collateral netted against the net derivative positions. At December 31, 2010, MGE Energy and MGE had $0.5 million in collateral that was netted against the net derivative positions with counterparties.

MGE purchases and sells exchange-traded and over-the-counter options, swaps, and future contracts. These arrangements are primarily entered into to help stabilize the price risk associated with gas or power purchases. These transactions are employed by both MGE's gas and electric segments. Additionally, as a result of the firm transmission agreements that MGE holds on transmission paths in the MISO and PJM markets, MGE holds FTRs. An FTR is a financial instrument that entitles the holder to a stream of revenues or charges based on the differences in hourly day-ahead energy prices between two points on the transmission grid. The fair values of these instruments are reflected as a regulatory asset/liability depending on whether they are in a net loss/gain position. Depending on the nature of the instrument, the gain or loss associated with these transactions will be reflected as cost of gas sold, fuel for electric generation, or purchased power expense in the delivery month applicable to the instrument. At June 30, 2011, the fair value of exchange traded derivatives and FTRs exceeded their cost basis by $1.0 million. At December 31, 2010, the cost basis of exchange traded derivatives and FTRs exceeded their fair value by $0.2 million.

MGE has also entered into a ten-year purchased power agreement that provides MGE with firm capacity and energy during a base term from June 1, 2012, through May 31, 2022. The agreement also allows MGE the option to purchase power during a period of time preceding that base term as well as an option to extend the contract after the base term. The agreement is accounted for as a derivative contract and is recognized at its fair value on the balance sheet. However, the derivative qualifies for regulatory deferral and is recognized with a corresponding regulatory asset or liability depending on whether the fair value is in a loss or gain position. The fair value of the contract at June 30, 2011, and December 31, 2010, reflects a loss position of $23.6 million and $19.0 million, respectively. The actual fuel cost will be recognized in purchased power expense in the month of purchase.

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

	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
June 30, 2011
Commodity derivative contracts	Other current assets	$1,285	Other current liabilities	$558
Commodity derivative contracts	Other deferred charges	72	Other deferred liabilities	27
FTRs	Other current assets	229	Other current liabilities	-
Ten-year PPA	N/A	N/A	Other current liabilities	725
Ten-year PPA	N/A	N/A	Other deferred liabilities	22,880

December 31, 2010
Commodity derivative contracts	Other current assets	$649	Other current liabilities	$1,227
Commodity derivative contracts	Other deferred charges	214	Other deferred liabilities	167
FTRs	Other current assets	312	Other current liabilities	-
Ten-year PPA	N/A	N/A	Other deferred liabilities	19,010

The following tables summarize the unrealized and realized gains (losses) related to the derivative instruments on the balance sheet at June 30, 2011 and 2010, and the income statement for the three and six months ended June 30, 2011 and 2010 (a).

	2011		2010
(In thousands)	Current and long-term regulatory asset	Other current assets	Current and long-term regulatory asset	Other current assets
Three Months Ended June 30:
Balance at April 1,	$21,677	$505	$19,891	$1,119
Change in unrealized loss (gain)	888	-	(2,037)	-
Realized loss reclassified to a deferred account	(610)	610	(104)	104
Realized gain (loss) reclassified to income
statement	649	(114)	(405)	(193)
Balance at June 30,	$22,604	$1,001	$17,345	$1,030

Six Months Ended June 30:
Balance at January 1,	$19,230	$1,411	$12,542	$1,334
Change in unrealized loss	3,936	-	6,677	-
Realized loss reclassified to a deferred account	(1,274)	1,274	(810)	810
Realized gain (loss) reclassified to income
statement	712	(1,684)	(1,064)	(1,114)
Balance at June 30,	$22,604	$1,001	$17,345	$1,030

	Realized losses (gains)
		Fuel for electric
	Regulated	generation/	Cost of
(In thousands)	gas revenues	purchased power	gas sold
Three Months Ended June 30, 2011:
Commodity derivative contracts	$-	$90	$-
FTRs	-	(625)	-
Ten-year PPA	-	-	-

Three Months Ended June 30, 2010:
Commodity derivative contracts	$-	$484	$(20)
FTRs	-	134	-
Ten-year PPA	-	-	-

Six Months Ended June 30, 2011:
Commodity derivative contracts	$-	$28	$1,315
FTRs	-	(371)	-
Ten-year PPA	-	-	-

Six Months Ended June 30, 2010:
Commodity derivative contracts	$-	$1,703	$610
FTRs	-	(135)	-
Ten-year PPA	-	-	-

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

The ten-year PPA has a provision that may require MGE to post collateral if MGE's debt rating falls below investment grade (i.e., below BBB-) once MGE begins purchasing energy under the contract in 2012. The amount of collateral that it may be required to post varies from $20.0 million to $40.0 million, depending on MGE's nominated capacity amount. Certain counterparties extend MGE a credit limit. If MGE exceeds these limits, the counterparties may require collateral to be posted. As of June 30, 2011, and December 31, 2010, no counterparties were in a net liability position.

Nonperformance of counterparties to the non-exchange traded derivatives could expose MGE to credit loss. However, MGE enters into transactions only with companies that meet or exceed strict credit guidelines, and it monitors these counterparties on an ongoing basis to mitigate nonperformance risk in its portfolio. As of June 30, 2011, no counterparties have defaulted.

12.

Rate Matters - MGE Energy and MGE.

a.

Rate Proceedings.

On May 4, 2011, MGE filed with the PSCW a limited scope reopener of its 2012 electric and gas rates. The application included an update to MGE's electric fuel and purchased power costs, increased transmission costs, an update to the Elm Road costs, and an increase for energy efficiency programs. If approved by the PSCW, the net effect of the requested changes would result in a 4.9% increase in electric rates and 1.2% increase in gas rates. We have requested that these rates become effective January 1, 2012.

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

b.

Fuel Rules.

The PSCW approved new fuel rules that became effective January 1, 2011. The new rules require the PSCW and Wisconsin utilities to automatically defer electric fuel-related costs that fall outside a symmetrical cost tolerance band. Any over/under recovery of the deferred costs is determined on an annual basis and will be adjusted in future billings to its electric retail customers. Under fuel rules, MGE would defer costs, less any excess revenues, if its actual electric fuel costs exceeded 102% of the electric fuel costs allowed in its latest rate order. Excess revenues are defined as revenues in the plan year that provide MGE with a greater return on common equity than authorized by the PSCW in MGE's latest rate order. Conversely, MGE is required to defer the benefit of lower costs if actual electric fuel costs were less than 98% of the electric fuel costs allowed in that order.

As of June 30, 2011, MGE has deferred $2.7 million of electric fuel-related costs outside the 102% range authorized by the PSCW in the most recent rate order. In 2010, a refund of $0.3 million of over collected 2009 fuel costs was refunded on customers' April 2010 bills.

c.

Purchased Gas Adjustment Clause.

MGE's natural gas rates are subject to a fuel adjustment clause designed to recover or refund the difference between the actual cost of purchased gas and the amount included in rates. Differences between the amounts billed to customers and the actual costs recoverable are deferred and recovered or refunded in future periods by means of prospective monthly adjustments to rates. At June 30, 2011, and December 31, 2010, MGE had over collected $1.6 million and $4.8 million, respectively. These amounts were recorded in other current liabilities on the consolidated balance sheet.

26

13.

Fair Value of Financial Instruments - MGE Energy and MGE.

a.

Fair Value of Financial Assets and Liabilities Recorded at the Carrying Amount.

At June 30, 2011, and December 31, 2010, the carrying amount of cash, cash equivalents, and outstanding commercial paper approximates fair market value due to the short maturity of those investments and obligations. The estimated fair market value of MGE Energy's and MGE long-term debt is based on quoted market prices for similar financial instruments at June 30, 2011, and December 31, 2010. The estimated fair market value of MGE Energy's and MGE's financial instruments are as follows:

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
MGE Energy
Assets:
Cash and cash equivalents	$32,054	$32,054	$7,110	$7,110
Liabilities:
Short-term debt - bank loans	-	-	19,000	19,000
Short-term debt - commercial paper	-	-	3,500	3,500
Long-term debt*	365,806	384,339	336,973	356,395

MGE
Assets:
Cash and cash equivalents	17,248	17,248	4,494	4,494
Liabilities:
Short-term debt - commercial paper	-	-	3,500	3,500
Long-term debt*	365,806	384,339	336,973	356,395

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis for MGE Energy and MGE.

	Fair Value as of June 30, 2011
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Exchange-traded investments	$510	$510	$-	$-
Total Assets	$510	$510	$-	$-
Liabilities:
Derivatives, net	$22,604	$(379)	$-	$22,983
Deferred compensation	1,616	1,616	-	-
Total Liabilities	$24,220	$1,237	$-	$22,983

MGE
Assets:
Exchange-traded investments	$257	$257	$-	$-
Total Assets	$257	$257	$-	$-
Liabilities:
Derivatives, net	$22,604	$(379)	$-	$22,983
Deferred compensation	1,616	1,616	-	-
Total Liabilities	$24,220	$1,237	$-	$22,983

	Fair Value as of December 31, 2010
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Exchange-traded investments	$430	$430	$-	$-
Total Assets	$430	$430	$-	$-
Liabilities:
Derivatives, net(a)	$19,230	$14	$-	$19,216
Deferred compensation	1,525	1,525	-	-
Total Liabilities	$20,755	$1,539	$-	$19,216

MGE
Assets:
Exchange-traded investments	$260	$260	$-	$-
Total Assets	$260	$260	$-	$-
Liabilities:
Derivatives, net(a)	$19,230	$14	$-	$19,216
Deferred compensation	1,525	1,525	-	-
Total Liabilities	$20,755	$1,539	$-	$19,216

(a) These amounts are shown gross and exclude $0.5 million of collateral that was posted against derivative positions with counterparties.

No transfers were made in or out of Level 1 or Level 2 for the six months ended June 30, 2011.

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

The following table summarizes the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for both MGE Energy and MGE.

	Three Months Ended		Six Months Ended
(In thousands)	June 30,		June 30,
	2011	2010	2011	2010
Beginning balance,	$(22,148)	$(19,662)	$(19,216)	$(13,047)
Realized and unrealized gains (losses):
Included in regulatory liabilities (assets)	(835)	2,058	(3,767)	(4,557)
Included in other comprehensive income	-	-	-	-
Included in earnings	579	(435)	564	(1,101)
Included in current assets	(229)	-	(229)	-
Purchases	334	-	334	-
Sales	-	-	71	101
Issuances	-	-	-	-
Settlements	(684)	435	(740)	1,000
Transfers in and/or out of Level 3	-	-	-	-
Balance as of June 30,	$(22,983)	$(17,604)	$(22,983)	$(17,604)
Total gains (losses) included in earnings attributed to
the change in unrealized gains (losses) related to
assets and liabilities held at June 30,(b)	$-	$-	$-	$-

The following table presents total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis for both MGE Energy and MGE (b).

	Three Months Ended		Six Months Ended
(In thousands)	June 30,		June 30,
	2011	2010	2011	2010
Purchased Power Expense	$579	$(435)	$564	$(1,076)
Cost of Gas Sold Expense	-	-	-	(25)
Regulated Gas Revenues	-	-	-	-
Total	$579	$(435)	$564	$(1,101)

(b) MGE's exchange-traded derivative contracts, over-the-counter party transactions, ten-year purchased power agreement, and FTRs are subject to regulatory deferral. These derivatives are therefore marked to fair value and are offset with a corresponding regulatory asset or liability.

14.

New Accounting Pronouncements - MGE Energy and MGE.

a.

Fair Value Measurements and Disclosures.

In January 2010, the FASB issued authoritative guidance within the Codification's Fair Value Measurements and Disclosures topic that provides guidance on additional disclosures about fair value measurements. This authoritative guidance became effective January 1, 2010, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which were effective January 1, 2011. The authoritative guidance did not have any financial impact, but required additional disclosures. See Footnote 13 for additional information.

In May 2011, the FASB issued authoritative guidance within the Codification's Fair Value Measurements and Disclosures topic that provides guidance on additional disclosures about fair value measurements, specifically related to Level 3 assets and liabilities. This authoritative guidance will become effective January 1, 2012. The authoritative guidance will not have a material financial impact, but will require additional disclosures.

b.

Presentation of Comprehensive Income.

In June 2011, the FASB issued authoritative guidance within the Codification's Comprehensive Income topic that provides guidance on presentation of comprehensive income. Comprehensive income will be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This authoritative guidance will become effective January 1, 2012. The authoritative guidance will have an effect on our financial statement presentation of comprehensive income.

15.

Segment Information - MGE Energy and MGE.

MGE Energy operates in the following business segments: electric utility, gas utility, nonregulated energy, transmission investment, and all other. See MGE Energy's and MGE's 2010 Annual Report on Form 10-K for additional discussion of each of these segments.

The following tables show segment information for MGE Energy's operations for the indicated periods:

(In thousands)			Non-			Consolidation/
MGE Energy			Regulated	Transmission	All	Elimination	Consolidated
	Electric	Gas	Energy	Investment	Others	Entries	Total
Three Months Ended June 30, 2011
Operating revenues	$90,834	$25,062	$1,363	$-	$-	$-	$117,259
Interdepartmental revenues	121	2,173	9,581	-	-	(11,875)	-
Total operating revenues	90,955	27,235	10,944	-	-	(11,875)	117,259
Depreciation and amortization	(7,052)	(1,532)	(1,773)	-	-	-	(10,357)
Other operating expenses	(69,522)	(25,717)	(55)	-	(286)	11,875	(83,705)
Operating income (loss)	14,381	(14)	9,116	-	(286)	-	23,197
Other (deductions) income, net	(124)	(35)	-	2,170	142	-	2,153
Interest (expense) income, net	(2,653)	(748)	(1,669)	-	15	-	(5,055)
Income (loss) before taxes	11,604	(797)	7,447	2,170	(129)	-	20,295
Income tax (provision) benefit	(4,121)	366	(2,990)	(870)	43	-	(7,572)
Net income (loss)	$7,483	$(431)	$4,457	$1,300	$(86)	$-	$12,723

Three Months Ended June 30, 2010
Operating revenues	$87,438	$20,290	$1,354	$-	$-	$-	$109,082
Interdepartmental revenues	127	1,543	7,144	-	-	(8,814)	-
Total operating revenues	87,565	21,833	8,498	-	-	(8,814)	109,082
Depreciation and amortization	(6,829)	(1,291)	(1,361)	-	-	-	(9,481)
Other operating expenses	(66,399)	(21,628)	(36)	-	(230)	8,814	(79,479)
Operating income (loss)	14,337	(1,086)	7,101	-	(230)	-	20,122
Other (deductions) income, net	(112)	(32)	-	2,098	(7)	-	1,947
Interest expense, net	(2,576)	(727)	(689)	-	(53)	-	(4,045)
Income (loss) before taxes	11,649	(1,845)	6,412	2,098	(290)	-	18,024
Income tax (provision) benefit	(4,003)	860	(2,604)	(842)	117	-	(6,472)
Net income (loss)	$7,646	$(985)	$3,808	$1,256	$(173)	$-	$11,552

Six Months Ended June 30, 2011
Operating revenues	$176,841	$102,499	$2,524	$-	$-	$-	$281,864
Interdepartmental revenues	228	3,164	18,977	-	-	(22,369)	-
Total operating revenues	177,069	105,663	21,501	-	-	(22,369)	281,864
Depreciation and amortization	(14,029)	(2,869)	(3,475)	-	-	-	(20,373)
Other operating expenses	(140,438)	(88,770)	(94)	-	(463)	22,369	(207,396)
Operating income (loss)	22,602	14,024	17,932	-	(463)	-	54,095
Other income, net	33	9	-	4,267	230	-	4,539
Interest expense, net	(5,353)	(1,509)	(3,017)	-	(26)	-	(9,905)
Income (loss) before taxes	17,282	12,524	14,915	4,267	(259)	-	48,729
Income tax (provision) benefit	(5,722)	(4,882)	(5,987)	(1,722)	90	-	(18,223)
Net income (loss)	$11,560	$7,642	$8,928	$2,545	$(169)	$-	$30,506

Six Months Ended June 30, 2010
Operating revenues	$169,432	$96,837	$2,456	$-	$-	$-	$268,725
Interdepartmental revenues	237	5,844	14,620	-	-	(20,701)	-
Total operating revenues	169,669	102,681	17,076	-	-	(20,701)	268,725
Depreciation and amortization	(13,632)	(2,575)	(2,496)	-	-	-	(18,703)
Other operating expenses	(138,805)	(89,606)	(66)	-	(349)	20,701	(208,125)
Operating income (loss)	17,232	10,500	14,514	-	(349)	-	41,897
Other (deductions) income, net	1,937	546	(104)	4,283	6	-	6,668
Interest (expense) income, net	(5,228)	(1,475)	(1,376)	-	126	-	(7,953)
Income (loss) before taxes	13,941	9,571	13,034	4,283	(217)	-	40,612
Income tax (provision) benefit	(4,301)	(3,641)	(5,220)	(1,719)	81	-	(14,800)
Net income (loss)	$9,640	$5,930	$7,814	$2,564	$(136)	$-	$25,812

The following tables show segment information for MGE's operations for the indicated periods:

(In thousands)			Non-		Consolidation/
MGE			Regulated	Transmission	Elimination	Consolidated
	Electric	Gas	Energy	Investment	Entries	Total
Three Months Ended June 30, 2011
Operating revenues	$90,834	$25,062	$1,363	$-	$-	$117,259
Interdepartmental revenues	121	2,173	9,581	-	(11,875)	-
Total operating revenues	90,955	27,235	10,944	-	(11,875)	117,259
Depreciation and amortization	(7,052)	(1,532)	(1,773)	-	-	(10,357)
Other operating expenses*	(73,581)	(25,333)	(3,044)	-	11,875	(90,083)
Operating income*	10,322	370	6,127	-	-	16,819
Other (deductions) income, net*	(185)	(52)	-	1,299	-	1,062
Interest expense, net	(2,653)	(748)	(1,669)	-	-	(5,070)
Net income (loss)	7,484	(430)	4,458	1,299	-	12,811
Less: Net income attributable to
noncontrolling interest, net of tax	-	-	-	-	(5,992)	(5,992)
Net income (loss) attributable to MGE	$7,484	$(430)	$4,458	$1,299	$(5,992)	$6,819

Three Months Ended June 30, 2010
Operating revenues	$87,438	$20,290	$1,354	$-	$-	$109,082
Interdepartmental revenues	127	1,543	7,144	-	(8,814)	-
Total operating revenues	87,565	21,833	8,498	-	(8,814)	109,082
Depreciation and amortization	(6,829)	(1,291)	(1,361)	-	-	(9,481)
Other operating expenses*	(70,417)	(20,772)	(2,640)	-	8,814	(85,015)
Operating income (loss)*	10,319	(230)	4,497	-	-	14,586
Other (deductions) income, net*	(97)	(28)	-	1,256	-	1,131
Interest expense, net	(2,576)	(727)	(689)	-	-	(3,992)
Net income (loss)	7,646	(985)	3,808	1,256	-	11,725
Less: net income attributable to
noncontrolling interest, net of tax	-	-	-	-	(4,900)	(4,900)
Net income (loss) attributable to MGE	$7,646	$(985)	$3,808	$1,256	$(4,900)	$6,825

Six Months Ended June 30, 2011
Operating revenues	$176,841	$102,499	$2,524	$-	$-	$281,864
Interdepartmental revenues	228	3,164	18,977	-	(22,369)	-
Total operating revenues	177,069	105,663	21,501	-	(22,369)	281,864
Depreciation and amortization	(14,029)	(2,869)	(3,475)	-	-	(20,373)
Other operating expenses*	(146,132)	(93,644)	(6,080)	-	22,369	(223,487)
Operating income*	16,908	9,150	11,946	-	-	38,004
Other income, net *	6	2	-	2,545	-	2,553
Interest expense, net	(5,353)	(1,509)	(3,017)	-	-	(9,879)
Net income	11,561	7,643	8,929	2,545	-	30,678
Less: Net income attributable to
noncontrolling interest, net of tax	-	-	-	-	(11,925)	(11,925)
Net income attributable to MGE	$11,561	$7,643	$8,929	$2,545	$(11,925)	$18,753

Six Months Ended June 30, 2010
Operating revenues	$169,432	$96,837	$2,456	$-	$-	$268,725
Interdepartmental revenues	237	5,844	14,620	-	(20,701)	-
Total operating revenues	169,669	102,681	17,076	-	(20,701)	268,725
Depreciation and amortization	(13,632)	(2,575)	(2,496)	-	-	(18,703)
Other operating expenses*	(142,281)	(93,014)	(5,286)	-	20,701	(219,880)
Operating income*	13,756	7,092	9,294	-	-	30,142
Other (deductions) income, net*	1,112	313	(104)	2,564	-	3,885
Interest expense, net	(5,228)	(1,475)	(1,376)	-	-	(8,079)
Net income	9,640	5,930	7,814	2,564	-	25,948
Less: net income attributable to
noncontrolling interest, net of tax	-	-	-	-	(9,996)	(9,996)
Net income attributable to MGE	$9,640	$5,930	$7,814	$2,564	$(9,996)	$15,952

*Amounts are shown net of the related tax expense, consistent with the presentation on the consolidated MGE Income Statement.

32

16.

Subsequent Events - MGE Energy and MGE.

a.

ATC Capital Contribution.

On July 29, 2011, MGE Transco made a voluntary $0.3 million capital contribution to ATC.

b.

Credit Facilities.

On August 1, 2011, each of MGE Energy and MGE entered into an amendment to its existing credit agreement dated as of July 30, 2010, with various financial institutions and JPMorgan Chase Bank, N.A., as administrative agent. The existing credit agreements provide MGE Energy with a $40 million revolving credit facility and MGE with a $75 million revolving credit facility.

The principal purpose of the amendments was to extend the termination date of the credit agreements by two years to July 31, 2015. The amendments also lowered the commitment fees, letter of credit fees and interest rate adders under the credit agreements. Borrowings under each credit agreement may bear interest at a rate that floats daily based upon a prime rate, or at a rate fixed for a specified interest period based upon a LIBOR-based index, in each case plus an adder based upon the senior unsecured credit rating for MGE. Based upon MGE's current senior unsecured credit rating, the adder is zero for prime rate-based borrowings and 0.850% for LIBOR-based borrowings.

Each of MGE Energy and MGE paid an amendment fee in an amount equal to 0.075% of the total commitment under their respective credit agreements.

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

•

Equity price risk pertaining to pension related assets,

•

Credit market conditions, including interest rates and our debt credit rating,

•

Environmental laws and regulations, including pending environmental rule changes,

and other factors listed in "Item 1A. Risk Factors" of our 2010 Annual Report on Form 10-K.

For the three months ended June 30, 2011, MGE Energy's earnings were $12.7 million or $0.55 per share compared to $11.6 million or $0.50 per share for the same period in the prior year. MGE's earnings for both the three months ended June 30, 2011 and 2010, were $6.8 million.

For the six months ended June 30, 2011, MGE Energy's earnings were $30.5 million or $1.32 per share compared to $25.8 million or $1.12 per share for the same period in the prior year. MGE's earnings for the six months ended June 30, 2011, were $18.8 million compared to $16.0 million for the same period in the prior year.

MGE Energy's income was derived from our business segments as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30,		June 30,
Business Segment:	2011	2010	2011	2010
Electric Utility	$7,483	$7,646	$11,560	$9,640
Gas Utility	(431)	(985)	7,642	5,930
Nonregulated Energy	4,457	3,808	8,928	7,814
Transmission Investments	1,300	1,256	2,545	2,564
All Other	(86)	(173)	(169)	(136)
Net Income	$12,723	$11,552	$30,506	$25,812

Our net income during the three months ended June 30, 2011, primarily reflects the effects of the following factors:

•

A 16.9% increase in gas sales reflecting higher customer demand, primarily due to colder weather in April 2011. Heating degree days (a measure for determining the impact of weather during the heating season) increased by 50% in April 2011 compared to April 2010.

•

Higher nonregulated energy income attributable to Elm Road Unit 2 entering commercial operation. Elm Road Unit 2 was placed in-service on January 12, 2011.

Our net income during the six months ended June 30, 2011, primarily reflects the effects of the following factors:

•

A 1.1% increase in electric retail sales volumes reflecting increased demand.

•

A 13.7% increase in gas sales reflecting higher customer demand due to a colder winter. Heating degree days increased by 13% compared to the prior period.

•

The electric and gas utilities received a one-time $2.6 million (pretax) gain on a sale of property to ATC during March 2010.

•

Higher nonregulated energy revenues are attributable to both Elm Road Units entering commercial operation. Elm Road Unit 1 was placed in-service on February 2, 2010, and Elm Road Unit 2 was placed in-service on January 12, 2011.

During 2011, the following events occurred:

Elm Road Units: Elm Road Unit 2 entered commercial operation on January 12, 2011. On February 28, 2011, our subsidiary, MGE Power Elm Road, which owns an ownership interest in those Units, issued $30 million of its 4.74% senior secured notes to refinance a portion of the costs of those Units. The proceeds of those notes were used to repay borrowings under MGE Energy's credit facilities.

Columbia Certificate of Authority: In March 2011, the PSCW authorized the construction of air emission reduction systems and associated equipment on Columbia Units 1 and 2. MGE's estimated share of the capital expenditures required to comply with this project will be approximately $140 million and are expected to occur between the 2011-2014 timeframe.

ATC: MGE Transco contributed $0.6 million for voluntary capital contributions to ATC for the six months ended June 30, 2011.

Smart Grid Investment Grant: MGE has been approved by the U.S. Department of Energy (DOE) under the federal stimulus program for a $5.5 million grant for smart grid projects. The DOE grant requires MGE to match the grant funding, bringing the total cost of the proposed projects to more than $11 million. The proposed projects will install technologies to boost efficiency, enhance service and improve reliability for customers. The stimulus grant will help fund the following projects: advanced metering infrastructure, plug-in hybrid electric vehicles support, and distribution management. As of June 30, 2011, MGE has spent $4.4 million related to these projects and has outstanding agreements to purchase $0.7 million in smart grid related products for the remainder of 2011.

Rate Filing: On May 4, 2011, MGE filed with the PSCW a limited scope reopener of its 2012 electric and gas rates. The application included an update to MGE's electric fuel and purchased power costs, increased transmission costs, an update to the Elm Road costs, and an increase for energy efficiency programs. If approved by the PSCW, the net effect of the requested changes would result in a 4.9% increase in electric rates and 1.2% increase in gas rates. We have requested that these rates become effective January 1, 2012.

In the near term, several items may affect us, including:

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

Environmental Initiatives: There are proposed legislation, rules and initiatives involving matters related to air emissions, water effluent, hazardous materials and greenhouse gases, all of which affect generation plant capital expenditures and operating costs as well as future operational planning. Such legislation and rulemaking could significantly affect the costs of owning and operating fossil-fueled generating plants, such as Columbia and Elm Road, from which we derive approximately 40% of our electric generating capacity. We would expect to seek and receive recovery of any such costs in rates; however, it is difficult to estimate the amount of such costs due to the uncertainty as to the timing and form of the legislation and rules, and the scope and time of the recovery of costs in rates. In addition, MGE is involved in claims surrounding the alleged failure, among other things, to obtain necessary air permits and implement necessary emission controls associated with activities previously undertaken at Columbia. MGE and the other co-owners are defending against these claims. MGE is unable to predict the impact of these claims on its financial condition or results of operations at this time. However should there ultimately be an adverse outcome, MGE believes it could have a significant effect.

The following discussion is based on the business segments as discussed in Footnote 15.

Three Months Ended June 30, 2011 and 2010

Electric Utility Operations - MGE Energy and MGE

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the periods indicated:

	Revenues			Sales (kWh)
(in thousands, except cooling degree days)	Three Months Ended June 30,			Three Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change
Residential	$27,750	$27,130	2.3%	180,638	181,157	(0.3)%
Commercial	48,929	47,879	2.2%	446,628	453,977	(1.6)%
Industrial	5,072	4,896	3.6%	68,343	66,583	2.6%
Other-retail/municipal	9,487	8,873	6.9%	114,238	110,761	3.1%
Total retail	91,238	88,778	2.8%	809,847	812,478	(0.3)%
Sales to the market	693	480	44.4%	13,654	12,953	5.4%
Adjustments to revenues	(1,097)	(1,820)	39.7%	-	-	-%
Total	$90,834	$87,438	3.9%	823,501	825,431	(0.2)%

Cooling degree days (normal 177)				192	202	(5.0)%

Electric operating revenues increased $3.4 million or 3.9% for the three months ended June 30, 2011, due to the following:

(In millions)
Rate changes	$2.8
Adjustments to revenues	0.7
Sales to the market	0.2
Volume	(0.3)
Total	$3.4

•

Rate changes. Rates charged to retail customers for the three months ended June 30, 2011, were 3.1% or $2.8 million higher than those charged during the same period in the prior year.

In January 2011, the PSCW authorized MGE to increase 2011 rates for retail electric customers by 2.3% or $8.0 million. The increase in retail electric rates is driven by costs for MGE's share of the Elm Road Units.

•

Adjustments to revenues. The adjustments to revenues amount includes the elimination of carrying costs for WCCF and the Elm Road Units that were collected in electric rates, which are recognized as nonregulated energy operating revenues in our Nonregulated Energy Operations segment. The amount eliminated was $1.5 million and $1.7 million for the three months ended June 30, 2011 and 2010, respectively.

During the three months ended June 30, 2010, MGE recovered in electric rates the costs associated with the lease payments for Elm Road Unit 2. These amounts were deferred on MGE's balance sheet until the lease term commenced. At June 30, 2010, a $0.7 million reduction to adjustments to revenues was recorded to defer these revenues.

•

Sales to the market. Sales to the market represent wholesale sales made to third parties who are not ultimate users of the electricity. These sales may include spot market transactions on the markets operated by MISO or PJM. These sales may also include bilateral sales to other utilities or power marketers. Generating units are dispatched by MISO based on cost considerations as well as reliability of the system. Sales to the market typically occur when MGE has more generation and purchases online than is needed for its own system demand. The excess electricity is then sold to others in the market. For the three months ended June 30, 2011, market volumes increased compared to the same period in the prior year, reflecting increased opportunities for sales. In addition, market settlement resulted in higher revenue per kWh for the period ended June 30, 2011. Also included in sales to the market is a decrease in revenues pertaining to the ancillary services market, which has no corresponding volumes.

•

Volume. During the three months ended June 30, 2011, there was a 0.3% decrease in total retail sales volumes compared to the same period in the prior year.

Electric fuel and purchased power

The expense for fuel for electric generation increased $1.4 million or 13.3% during the three months ended June 30, 2011, compared to the same period in the prior year, reflecting higher generation at Elm Road. Elm Road Unit 1 and Unit 2 entered commercial operation on February 2, 2010, and January 12, 2011, respectively.

Purchased power expense decreased by $2.1 million or 12.6% during the three months ended June 30, 2011, compared to the same period in the prior year. The lower expense is largely a result of deferring $2.7 million of electric purchased power costs during the quarter, as a result of new fuel rules applicable in 2011. Under those rules, MGE must defer electric fuel-related costs that fall outside a symmetrical cost tolerance band. Any over/under recovery of the costs is determined on an annual basis and then adjusted in future billings to its electric retail customers. Prior to recording the deferral, purchased power expense increased $0.6 million. Of this amount, $0.4 million was due to a 2.6% increase in the volume of power purchased from third parties and $0.2 million was due to a 1.0% increase in the per-unit cost of purchased power.

Electric operating and maintenance expenses

Electric operating and maintenance expenses increased $1.6 million during the three months ended June 30, 2011, compared to the same period in 2010. The following changes contributed to the net change:

(In millions)
Increased production costs	$1.4
Increased administrative and general costs	0.6
Decreased transmission costs	(0.2)
Decreased customer accounts costs	(0.2)
Total	$1.6

For the three months ended June 30, 2011, increased production costs are primarily due to Elm Road Unit 2 becoming operational in January 2011, and increased administrative and general costs are primarily due to increased use of outside services. Decreased transmission costs are primarily due to a decrease in network service fees pertaining to ATC and decreased customer accounts costs are primarily due to a reduction to the uncollectible accounts expense.

Gas Utility Operations - MGE Energy and MGE

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class during each of the periods indicated:

	Revenues			Therms Delivered
(In thousands, except HDD and average rate per therm of retail customer)	Three Months Ended June 30,			Three Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change
Residential	$14,251	$11,178	27.5%	13,227	9,966	32.7%
Commercial/Industrial	10,087	8,256	22.2%	15,834	13,811	14.6%
Total retail	24,338	19,434	25.2%	29,061	23,777	22.2%
Gas Transportation	562	531	5.8%	7,605	7,598	0.1%
Other revenues	162	325	(50.2)%	-	-	-%
Total	$25,062	$20,290	23.5%	36,666	31,375	16.9%
Heating degree days (normal 840)				912	611	49.3%
Average Rate Per Therm of
Retail Customer	$0.837	$0.817	2.4%

Gas revenues increased $4.8 million or 23.5% for the three months ended June 30, 2011. These changes are related to the following factors:

(In millions)
Gas deliveries	$4.4
Gas costs/rates	0.5
Transportation and other effects	(0.1)
Total	$4.8

•

Retail gas deliveries. For the three months ended June 30, 2011, retail gas deliveries increased 22.2% compared to the same period in 2010, primarily due to colder weather in April 2011.

•

Gas costs/rates. The average retail rate per therm for the three months ended June 30, 2011, increased 2.4% compared to the same period in 2010, reflecting higher natural gas commodity costs.

Cost of gas sold

For the three months ended June 30, 2011, cost of gas sold increased by $3.3 million, compared to the same period in the prior year, reflecting increased volumes and prices. The volume of gas purchased increased 22.8%, which resulted in $2.3 million of increased expense. In addition, the cost per therm of natural gas increased 8.5%, which resulted in $1.0 million of increased expense.

Gas operating and maintenance expenses

Gas operating and maintenance expenses increased by $0.3 million for the three months ended June 30, 2011, compared to the same period a year ago. The following changes contributed to the net change:

(In millions)
Increased administrative and general costs	$0.4
Decreased customer accounts costs	(0.1)
Total	$0.3

For the three months ended June 30, 2011, increased administrative general costs are primarily due to increased use of outside services. Decreased customer accounts costs are primarily due to a reduction to the uncollectible accounts expense.

Nonregulated Energy Operations - MGE Energy and MGE

Nonregulated energy operating revenues

Operating revenues from nonregulated energy operations increased $2.4 million for the three months ended June 30, 2011, when compared to the same period in the prior year, reflecting the commencement of commercial operations at Elm Road Unit 2 in January 2011.

MGE received approval from the PSCW to collect from customers the carrying costs incurred by MGE Power Elm Road during construction of the Elm Road Units. The total carrying costs on the Elm Road Units is $62.2 million. A portion of this amount is being recognized over the period in which Elm Road Units costs are recovered in rates and a portion is being deferred and will be recognized over the period in which the Units are depreciated. See Footnote 6 for additional information regarding these carrying charges. For the three months ended June 30, 2011 and 2010, MGE Power Elm Road recognized $1.0 million and $0.9 million, respectively, related to carrying costs on the Elm Road Units.

Nonregulated depreciation expense

Nonregulated depreciation expense increased $0.4 million for the three months ended June 30, 2011, compared to the same period in the prior year. This additional depreciation is related to the commencement of commercial operations at Elm Road Unit 2 in January 2011.

Nonregulated energy interest expense, net

For the three months ended June 30, 2011 and 2010, interest expense, net at the nonregulated energy operations segment was $1.7 million and $0.7 million, respectively. Interest expense at the nonregulated energy segment for both the three months ended June 30, 2011 and 2010, includes interest expense incurred on $50 million of borrowings at MGE Power West Campus, and $50 million of borrowings at MGE Power Elm Road, which were long-term and fixed-rate during both periods. Interest expense at the nonregulated energy segment for the three months ended June 30, 2011, also includes interest incurred on $30 million of borrowings at MGE Power Elm Road, which were issued in late February 2011 and are long-term and fixed-rate during 2011.

Transmission Investment Operations - MGE Energy and MGE

Transmission investment other income

For the three months ended June 30, 2011 and 2010, other income at the transmission investment segment was $2.2 million and $2.1 million, respectively. The transmission investment segment holds our interest in ATC, and its income reflects our equity in the earnings of ATC. See Footnote 4 for additional information concerning ATC and summarized financial information regarding ATC.

Consolidated Income Taxes - MGE Energy and MGE

MGE Energy's effective income tax rate for the three months ended June 30, 2011, is 37.3% compared to 35.9% for the same period in 2010, and MGE's effective income tax rate for the three months ended June 30, 2011, is 37.3% compared to 36.0% for the same period in 2010. The higher effective tax rate is, in part, attributable to a lower estimated domestic manufacturing deduction.

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

For the three months ended June 30, 2011, MGE Energy (through its wholly owned subsidiary MGE Power) earned $1.9 million and $3.6 million, net of tax, for its interest in MGE Power West Campus and MGE Power Elm Road, respectively. Additionally, MGE Energy earned $0.5 million, net of tax, for its interest in MGE Transco for the three months ended June 30, 2011. These amounts are recorded as noncontrolling interest, net of tax, on MGE's consolidated statement of income.

For the three months ended June 30, 2010, MGE Energy (through its wholly owned subsidiary MGE Power) had earned $1.9 million and $2.6 million, net of tax, for its interest in MGE Power West Campus and MGE Power Elm Road, respectively. Additionally, MGE Energy had earned $0.4 million, net of tax, for its interest in MGE Transco for the three months ended June 30, 2010. These amounts are recorded as noncontrolling interest, net of tax, on MGE's consolidated statement of income.

Six Months Ended June 30, 2011 and 2010

Electric Utility Operations - MGE Energy and MGE

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the periods indicated:

	Revenues			Sales (kWh)
(in thousands, except cooling degree days)	Six Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change
Residential	$58,049	$56,311	3.1%	387,499	384,222	0.9%
Commercial	93,620	90,528	3.4%	881,417	875,419	0.7%
Industrial	9,405	9,319	0.9%	130,224	128,589	1.3%
Other-retail/municipal	17,086	16,189	5.5%	204,067	198,186	3.0%
Total retail	178,160	172,347	3.4%	1,603,207	1,586,416	1.1%
Sales to the market	883	949	(7.0)%	28,258	18,434	53.3%
Adjustments to revenues	(2,202)	(3,864)	43.0%	-	-	-%
Total	$176,841	$169,432	4.4%	1,631,465	1,604,850	1.7%

Cooling degree days (normal 177)				192	202	(5.0)%

Electric operating revenues increased $7.4 million or 4.4% for the six months ended June 30, 2011, due to the following:

(In millions)
Rate changes	$3.9
Volume	1.9
Adjustments to revenues	1.7
Sales to the market	(0.1)
Total	$7.4

•

Rate changes. Rates charged to retail customers for the six months ended June 30, 2011, were 2.3% or $3.9 million higher than those charged during the same period in the prior year.

In January 2011, the PSCW authorized MGE to increase 2011 rates for retail electric customers by 2.3% or $8.0 million. The increase in retail electric rates is driven by costs for MGE's share of the Elm Road Units.

•

Volume. During the six months ended June 30, 2011, there was a 1.1% increase in total retail sales volumes compared to the same period in the prior year.

•

Adjustments to revenues. The adjustments to revenues amount includes the elimination of carrying costs for WCCF and the Elm Road Units that were collected in electric rates, which are recognized as nonregulated energy operating revenues in our Nonregulated Energy Operations segment. The amount eliminated was $3.0 million and $3.4 million for the six months ended June 30, 2011 and 2010, respectively.

During the six months ended June 30, 2010, MGE began recovering in electric rates the costs associated with the lease payments for Elm Road Unit 2. These amounts were deferred on MGE's balance sheet until the lease term commenced. At June 30, 2010, a $1.5 million reduction to adjustments to revenues was recorded to defer these revenues.

•

Sales to the market. Sales to the market represent wholesale sales made to third parties who are not ultimate users of the electricity. These sales may include spot market transactions on the markets operated by MISO or PJM. These sales may also include bilateral sales to other utilities or power marketers. Generating units are dispatched by MISO based on cost considerations as well as reliability of the system. Sales to the market typically occur when MGE has more generation and purchases online than is needed for its own system demand. The excess electricity is then sold to others in the market. For the six months ended June 30, 2011, market volumes increased compared to the same period in the prior year, reflecting increased opportunities for sales. In addition, market settlement resulted in higher revenue per kWh for the period ended June 30, 2011, however this was offset by a decrease in revenues pertaining to the ancillary services market, which has no corresponding volumes.

Electric fuel and purchased power

The expense for fuel for electric generation increased $3.5 million or 18.3% during the six months ended June 30, 2011, compared to the same period in the prior year, reflecting higher generation at Elm Road. Elm Road Unit 1 and Unit 2 entered commercial operation on February 2, 2010, and January 12, 2011, respectively.

Purchased power expense decreased by $6.0 million or 15.7% during the six months ended June 30, 2011, compared to the same period in the prior year. The lower expense is largely a result of deferring $2.7 million of electric purchased power costs during the quarter, as a result of new fuel rules applicable in 2011. Under those rules, MGE must defer electric fuel-related costs that fall outside a symmetrical cost tolerance band. Any over/under recovery of the costs is determined on an annual basis and then adjusted in future billings to its electric retail customers. Prior to recording the deferral, purchased power expense decreased $3.3 million. Of this amount, $3.5 million was due to a 9.3% decrease in the volume of power purchased from third parties, partially offset by an increase of $0.2 million due to a 0.7% increase in the per-unit cost of purchased power.

Electric operating and maintenance expenses

Electric operating and maintenance expenses decreased $0.1 million during the six months ended June 30, 2011, compared to the same period in 2010. The following changes contributed to the net change:

(In millions)
Decreased transmission costs	$(0.4)
Decreased customer services costs	(0.2)
Decreased customer accounts costs	(0.1)
Increased production costs	0.6
Total	$(0.1)

For the six months ended June 30, 2011, decreased transmission costs are primarily due to a decrease in network service fees pertaining to ATC. Increased production costs are primarily due to Elm Road Unit 2 becoming operational in January 2011.

Gas Utility Operations - MGE Energy and MGE

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class during each of the periods indicated:

	Revenues			Therms Delivered
(In thousands, except HDD and average rate per therm of retail customer)	Six Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change
Residential	$58,566	$55,229	6.0%	58,888	51,678	14.0%
Commercial/Industrial	42,182	39,740	6.1%	62,256	53,185	17.1%
Total retail	100,748	94,969	6.1%	121,144	104,863	15.5%
Gas Transportation	1,403	1,304	7.6%	19,920	19,229	3.6%
Other revenues	348	564	(38.3)%	-	-	-%
Total	$102,499	$96,837	5.8%	141,064	124,092	13.7%
Heating degree days (normal 4,349)				4,589	4,066	12.9%
Average Rate Per Therm of
Retail Customer	$0.832	$0.906	(8.2)%

Gas revenues increased $5.7 million or 5.8% for the six months ended June 30, 2011. These changes are related to the following factors:

(In millions)
Gas deliveries	$13.5
Gas costs/rates	(7.7)
Transportation and other effects	(0.1)
Total	$5.7

•

Retail gas deliveries. For the six months ended June 30, 2011, retail gas deliveries increased 15.5% compared to the same period in 2010, as a result of colder weather during the winter months.

•

Gas costs/rates. The average retail rate per therm for the six months ended June 30, 2011, decreased 8.2% compared to the same period in 2010, reflecting significantly lower natural gas commodity costs.

Cost of gas sold

For the six months ended June 30, 2011, cost of gas sold increased by $1.5 million, compared to the same period in the prior year. The volume of purchased gas increased 15.9%, which resulted in $9.9 million of additional expense. That increase was partially offset by an 11.6% decrease in the cost per therm of natural gas, which resulted in $8.4 million of decreased expense.

Gas operating and maintenance expenses

Gas operating and maintenance expenses increased by $0.3 million for the six months ended June 30, 2011, compared to the same period a year ago. The following changes contributed to the net change:

(In millions)
Increased administrative and general costs	$0.3
Increased customer accounts costs	0.1
Decreased distribution costs	(0.1)
Total	$0.3

For the six months ended June 30, 2011, increased administrative general costs are primarily due to increased use of outside services.

Other Income (deductions), Net

For the six months ended June 30, 2011, other income, net for the electric and gas segments decreased by $2.4 million, compared to the same period in the prior year. This decrease is primarily due to a one-time $2.6 million pretax gain on a sale of property to ATC during March 2010.

Nonregulated Energy Operations - MGE Energy and MGE

Nonregulated energy operating revenues

Operating revenues from nonregulated energy operations increased $4.4 million for the six months ended June 30, 2011, when compared to the same period in the prior year, reflecting the commencement of commercial operations at Elm Road Unit 2 in January 2011.

MGE received approval from the PSCW to collect from customers the carrying costs incurred by MGE Power Elm Road during construction of the Elm Road Units. The total carrying costs on the Elm Road Units is $62.2 million. A portion of this amount is being recognized over the period in which Elm Road Units costs are recovered in rates and a portion is being deferred and will be recognized over the period in which the Units are depreciated. See Footnote 6 for additional information regarding these carrying charges. For the six months ended June 30, 2011 and 2010, MGE Power Elm Road recognized $1.9 million and $2.8 million, respectively, related to carrying costs on the Elm Road Units.

Nonregulated depreciation expense

Nonregulated depreciation expense increased $1.0 million for the six months ended June 30, 2011, compared to the same period in the prior year. This additional depreciation is related to the commencement of commercial operations at Elm Road Unit 2 in January 2011.

Nonregulated energy interest expense, net

For the six months ended June 30, 2011 and 2010, interest expense, net at the nonregulated energy operations segment was $3.0 million and $1.4 million, respectively. Interest expense at the nonregulated energy segment for both the six months ended June 30, 2011 and 2010, includes interest expense incurred on $50 million of borrowings at MGE Power West Campus, and $50 million of borrowings at MGE Power Elm Road, which were long-term and fixed-rate during both periods. Interest expense at the nonregulated energy segment for the six months ended June 30, 2011, also includes interest incurred on $30 million of borrowings at MGE Power Elm Road, which were issued in late February 2011 and are long-term and fixed-rate during 2011.

Transmission Investment Operations - MGE Energy and MGE

Transmission investment other income

For both the six months ended June 30, 2011 and 2010, other income at the transmission investment segment was $4.3 million. The transmission investment segment holds our interest in ATC, and its income reflects our equity in the earnings of ATC. See Footnote 4 for additional information concerning ATC and summarized financial information regarding ATC.

Consolidated Income Taxes - MGE Energy and MGE

MGE Energy's effective income tax rate for the six months ended June 30, 2011, is 37.4% compared to 36.4% for the same period in 2010, and MGE's effective income tax rate for the six months ended June 30, 2011, is 37.4% compared to 36.4% for the same period in 2010. The higher effective tax rate is, in part, attributable to a lower estimated domestic manufacturing deduction.

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

For the six months ended June 30, 2011, MGE Energy (through its wholly owned subsidiary MGE Power) earned $3.7 million and $7.3 million, net of tax, for its interest in MGE Power West Campus and MGE Power Elm Road, respectively. Additionally, MGE Energy earned $0.9 million, net of tax, for its interest in MGE Transco for the six months ended June 30, 2011. These amounts are recorded as noncontrolling interest, net of tax, on MGE's consolidated statement of income.

For the six months ended June 30, 2010, MGE Energy (through its wholly owned subsidiary MGE Power) had earned $3.8 million and $5.3 million, net of tax, for its interest in MGE Power West Campus and MGE Power Elm Road, respectively. Additionally, MGE Energy had earned $0.9 million, net of tax, for its interest in MGE Transco for the six months ended June 30, 2010. These amounts are recorded as noncontrolling interest, net of tax, on MGE's consolidated statement of income.

Contractual Obligations and Commercial Commitments - MGE Energy and MGE

There were no material changes, other than from the normal course of business, to MGE Energy's and MGE's contractual obligations (representing cash obligations that are considered to be firm commitments) and commercial commitments (representing commitments triggered by future events) during the six months ended June 30, 2011, except as noted below. Further discussion of the contractual obligations and commercial commitments is included in Footnote 9 of this filing and Footnote 18 and "Contractual Obligations and Commercial Commitments for MGE Energy and MGE" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in MGE Energy's and MGE's 2010 Annual Report on Form 10-K.

Natural Gas Transportation and Storage Contracts - MGE Energy and MGE

MGE's natural gas transportation and storage contracts require fixed monthly payments for firm supply pipeline transportation and storage capacity. The pricing components of the fixed monthly payments for the transportation and storage contracts are established by FERC but may be subject to change. As of June 30, 2011, the fixed payments for firm supply pipeline transportation and storage capacity for the remainder of 2011 and the next four years are as follows:

(In thousands)
2011	$7,803
2012	17,226
2013	17,037
2014	16,843
2015	16,689

MGE also has natural gas supply commitments. These commitments include market-based pricing. Management expects to recover these costs in future customer rates. As of June 30, 2011, total natural gas supply commitments are estimated for the remainder of 2011 and the next four years are as follows:

(In thousands)
2011	$15,590
2012	15,832
2013	-
2014	-
2015	-

Coal Contracts - MGE Energy and MGE

Fuel procurement for MGE's jointly owned Columbia and Elm Road plants are handled by WPL and WEPCO, respectively, the operating companies. If any minimum purchase obligations must be paid under these contracts, management believes these obligations would be considered costs of service and recoverable in rates. The following table identifies MGE's share, as of June 30, 2011, of the total coal commitments for the Columbia and Elm Road plants for the remainder of 2011 and the next four years.

(In thousands)
2011	$13,410
2012	29,515
2013	13,340
2014	3,661
2015	-

Smart Grid Investment Grant - MGE Energy and MGE

MGE has been approved by the U.S. Department of Energy (DOE) under the federal stimulus program for a $5.5 million grant for smart grid projects. The DOE grant requires MGE to match the grant funding, bringing the total cost of the proposed projects to more than $11 million. The proposed projects will install technologies to boost efficiency, enhance service and improve reliability for customers. The stimulus grant will help fund the following projects: advanced metering infrastructure, plug-in hybrid electric vehicles support, and distribution management. As of June 30, 2011, MGE has spent $4.4 million related to these projects and has outstanding agreements to purchase $0.7 million in smart grid related products for the remainder of 2011.

Secured Debt - MGE Energy and MGE

On February 28, 2011, MGE Power Elm Road issued $30 million of 4.74% senior secured notes due February 25, 2041. MGE Power Elm Road distributed the net proceeds from the sale of notes to MGE Energy, which used that distribution to repay existing short-term indebtedness, consisting of bank loans, which were used to finance a portion of the construction of the Elm Road Units. The notes provide for monthly principal and interest payments, which commenced on March 25, 2011, and continue until maturity. The principal payments are level over the life of the notes. The Note Purchase Agreement requires MGE Power Elm Road to maintain a debt service coverage ratio at the end of any calendar quarter of not less than 1.25 to 1.00 for the trailing 12-month period. The debt is secured by a collateral assignment of lease payments that MGE is making to MGE Power Elm Road for use of the Elm Road Units pursuant to long-term leases. As of June 30, 2011, MGE Power Elm Road is in compliance with the covenant requirements.

Credit Facilities - MGE Energy and MGE

On August 1, 2011, each of MGE Energy and MGE entered into an amendment to its existing credit agreement dated as of July 30, 2010, with various financial institutions and JPMorgan Chase Bank, N.A., as administrative agent. The existing credit agreements provide MGE Energy with a $40 million revolving credit facility and MGE with a $75 million revolving credit facility.

The principal purpose of the amendments was to extend the termination date of the credit agreements by two years to July 31, 2015. The amendments also lowered the commitment fees, letter of credit fees and interest rate adders under the credit agreements. Borrowings under each credit agreement may bear interest at a rate that floats daily based upon a prime rate, or at a rate fixed for a specified interest period based upon a LIBOR-based index, in each case plus an adder based upon the senior unsecured credit rating for MGE. Based upon MGE's current senior unsecured credit rating, the adder is zero for prime rate-based borrowings and 0.850% for LIBOR-based borrowings.

Liquidity and Capital Resources

Cash Flows

The following summarizes cash flows for MGE Energy and MGE during the six months ended June 30, 2011 and 2010:

	MGE Energy		MGE
(In thousands)	2011	2010	2011	2010
Cash provided by/(used for):
Operating activities	$67,423	$64,417	$66,094	$62,634
Investing activities	(31,173)	(26,763)	(28,806)	(26,413)
Financing activities	(11,306)	(28,574)	(24,534)	(27,864)

Cash Provided by Operating Activities

MGE Energy

MGE Energy's consolidated net cash provided by operating activities is derived mainly from the electric and gas operations of its principal subsidiary, MGE.

Cash provided by operating activities for the six months ended June 30, 2011, was $67.4 million, an increase of $3.0 million when compared to the same period in the prior year, primarily due to higher net income and the benefit of less taxes paid as a result of a tax method change in accounting for repairs and bonus depreciation.

MGE Energy's net income increased $4.7 million for the six months ended June 30, 2011, when compared to the same period in the prior year.

The cash flows for the six months ended June 30, 2011, reflect a $9.2 million benefit of lower taxes payable, compared to the same period in the prior year, primarily due to the additional benefit from the income tax method change in accounting for repairs and bonus depreciation.

An increase in pension contribution resulted in an additional $9.4 million in cash used by operating activities for the six months ended June 30, 2011, when compared to the same period in the prior year. These contributions were made to comply with the Employee Retirement Income Security Act (ERISA) and the Pension Protection Act of 2006, and additional contributions were at management's discretion.

MGE

Cash provided by operating activities for the six months ended June 30, 2011, was $66.1 million, an increase of $3.5 million when compared to the same period in the prior year, primarily due to higher net income and the benefit of less taxes paid as a result of a tax method change in accounting for repairs and bonus depreciation.

Net income increased $4.7 million for the six months ended June 30, 2011, when compared to the same period in the prior year.

The cash flows for the six months ended June 30, 2011, reflect an $8.7 million benefit of lower taxes payable, compared to the same period in the prior year, primarily due to the additional benefit from the income tax method change in accounting for repairs and bonus depreciation.

An increase in pension contribution resulted in an additional $9.4 million in cash used by operating activities for the six months ended June 30, 2011, when compared to the same period in the prior year. These contributions were made to comply with the ERISA and the Pension Protection Act of 2006, and additional contributions were at management's discretion.

Cash Used for Investing Activities

MGE Energy

MGE Energy's cash used for investing activities increased $4.4 million for the six months ended June 30, 2011, when compared to the same period in the prior year.

Capital expenditures for the six months ended June 30, 2011, were $28.6 million. This amount represents an increase of less than $0.1 million from the expenditures made in the same period in the prior year. This increase is related to increased utility expenditures of $7.4 million, partially offset by $7.3 million in decreased construction activity related to the Elm Road Units.

Additionally, $1.8 million in land was purchased for investing purposes in February 2011 and proceeds of $2.7 million were received for a one time sale of property to ATC in March 2010.

MGE

MGE's cash used for investing activities increased $2.4 million for the six months ended June 30, 2011, when compared to the same period in the prior year.

Capital expenditures for the six months ended June 30, 2011, were $28.6 million. This amount represents an increase of less than $0.1 million from the expenditures made in the same period in the prior year. This increase is related to increased utility expenditures of $7.4 million, partially offset by $7.3 million in decreased construction activity related to the Elm Road Units.

Additionally, proceeds of $2.7 million were received for a one time sale of property to ATC in March 2010.

Cash Used for Financing Activities

MGE Energy

Cash used for MGE Energy's financing activities was $11.3 million for the six months ended June 30, 2011, compared to $28.6 million of cash used for the six months ended June 30, 2010.

For the six months ended June 30, 2011, dividends paid were $17.3 million compared to $17.0 million in the prior year. This increase was a result of a higher dividend per share ($0.750 vs. $0.737).

During the six months ended June 30, 2011 and 2010, MGE Power Elm Road issued $30.0 million and $50.0 million of long-term debt, respectively.

For the six months ended June 30, 2011, net short-term debt repayments were $22.5 million compared to $60.0 million for the same period in the prior year, reflecting the use of proceeds from the MGE Power Elm Road long-term debt issues.

MGE

During the six months ended June 30, 2011, cash used for MGE's financing activities was $24.5 million compared to $27.9 million of cash used by MGE's financing activities in the prior year.

Dividends paid from MGE to MGE Energy were $13.2 million for the six months ended June 30, 2011, compared to $13.0 million in the prior year.

During the six months ended June 30, 2011 and 2010, MGE Power Elm Road issued $30.0 million and $50.0 million of long-term debt, respectively.

Distributions to parent from noncontrolling interest decreased $10.2 million as a result of long-term debt financing by MGE Power Elm Road. The proceeds from the financing were used to repay MGE Energy, which had been using its short-term credit facilities to help finance the Elm Road Units.

In addition, for the six months ended June 30, 2011, net short-term debt repayments were $3.5 million compared to $12.5 million in the prior year.

Capitalization Ratios

MGE Energy's capitalization ratios were as follows:

	MGE Energy
	June 30, 2011	December 31, 2010
Common shareholders' equity	59.6%	59.4%
Long-term debt*	40.4%	38.0%
Short-term debt	-%	2.6%
*Includes the current portion of long-term debt.

MGE Energy's and MGE's Capital Requirements

MGE Energy's and MGE's liquidity are primarily affected by their capital requirements. During the six months ended June 30, 2011, capital expenditures for MGE Energy and MGE totaled $28.6 million, which included $27.3 million of capital expenditures for utility operations and $1.2 million of capital expenditures for the Elm Road Units.

In March 2011, the PSCW authorized the construction of air emission reduction systems and associated equipment on Columbia Units 1 and 2. MGE's estimated share of the capital expenditures required to comply with this project will be approximately $140 million and are expected to occur over the 2011-2014 timeframe. MGE plans to finance this project primarily from internal sources, although it expects some long-term debt financing to be necessary.

Credit Ratings

MGE Energy's and MGE's access to the capital markets, including, in the case of MGE, the commercial paper market, and their respective financing costs in those markets, may depend on the credit ratings of the entity that is accessing the capital markets.

None of MGE Energy's or MGE's borrowing is subject to default or prepayment as a result of a downgrading of credit ratings, although a downgrading of MGE's credit ratings could increase fees and interest charges under both MGE Energy's and MGE's credit agreements.

Environmental Matters

The following discussion is limited to updates or developments in environmental matters that occurred during the six months ended June 30, 2011. Further discussion of environmental matters is included in MGE Energy's and MGE's 2010 Annual Report on Form 10-K and Footnote 9.a. of Notes to Consolidated Financial Statements in this Report.

Columbia

Columbia is a coal-fired generating station operated by WPL in which WPL, WPSC and MGE have ownership interests. In September 2010, the Sierra Club filed a civil lawsuit against WPL alleging violations of the CAA at Columbia and other Wisconsin facilities operated by WPL. See Footnote 9.a. for additional information regarding these matters.

Air quality

Air quality regulations promulgated by the EPA and the WDNR in accordance with the CAA and the Clean Air Act Amendments of 1990 impose restrictions on emission of particulates, sulfur dioxide (SO2) nitrogen oxides (NOx) and other pollutants and require permits for operation of emission sources. These permits have been obtained by MGE and must be renewed periodically.

Various initiatives, including the EPA's recently finalized Cross-State Air Pollution Rule (CSAPR), maximum achievable control technology (MACT) standards, new source performance standards (NSPS) and the Clean Air Visibility Rule (also known as the Regional Haze Rule), as well as state mercury emissions limits, are expected to result in additional operating and capital expenditure costs for electric generating units.

Maximum Achievable Control Technologies (MACT) and National Emissions Standards for Hazardous Air Pollutants

On March 16, 2011, the EPA proposed pollution control standards to limit mercury, acid gases and other hazardous air pollutants from new and existing coal and oil-burning electric generating units (EGU). This proposed rule is commonly referred to as EGU MACT. The current version of this proposed rule establishes numerical limits for HAPs, work practice methods, and other standards based on several defined subcategories of EGUs. MGE is still evaluating this rule and cannot determine at this time how this rule will affect our current generation fleet.

On March 21, 2011, the EPA finalized its MACT rule for industrial, commercial and institutional (ICI) boilers commonly referred to as Boiler MACT. The final rule includes provisions for ICI boilers that burn fossil fuels including coal, oil and natural gas. MGE owns some smaller natural gas and oil-burning boilers that are governed under this rule. MGE is currently evaluating the final rule to determine how it will affect our operations.

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

EPA Cooling Water Intake Rules (Section 316(b))

On March 28, 2011, the EPA proposed and asked for public comment on standards to reduce entrainment and impingement of fish and other aquatic life from existing structures designed to take in cooling water for facilities such as power plants. This rule is commonly referred to as Phase II of Section 316(b). The proposed rule includes provisions for structures designed to take in as little as two million gallons per day. MGE is currently evaluating how and to what extent this proposed rule affects our generating facilities.

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

EPA Rule on Greenhouse Gas Reporting

On March 18, 2011, EPA published in the Federal Register a final regulation extending the Greenhouse Gas Mandatory Reporting Rule (GHG MRR) reporting deadline to September 30, 2011, for data required to be collected for reporting year 2010. The original filing date was March 31, 2011. MGE continues to monitor the EPA's evolving GHG reporting rule.

Blount Station

In 2006, MGE announced a plan to reduce capacity at Blount from 190 MW to 100 MW by the end of 2011. As part of the plan, coal use at Blount will be discontinued. MGE has determined that certain employee positions will be eliminated as a result of this plan.

In March 2009, MGE received notification from MISO that in order to meet national electric system reliability standards, MGE will need to keep Blount available at its full capacity until MISO declares that the 90 MW are no longer needed for system reliability. Currently, MGE estimates the reduction in capacity will occur no later than 2013. The transition from burning coal to burning only natural gas will still occur by the end of 2011. After the transition, the entire plant will be operated exclusively on natural gas.

MGE has entered into agreements providing severance benefits to employees affected by the exit plan. These benefits are being recognized ratably over the expected future service period of the employees. Total benefits expected to be paid are $0.3 million in both 2012 and 2013. The 2012 benefits are not expected to be recovered in rates and are being expensed. Recovery is expected for the 2013 benefits and these are being deferred and recognized on the consolidated balance sheet of MGE Energy and MGE as a regulatory asset.

New Accounting Principles

See Footnote 14 for discussion of new accounting pronouncements.

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

The PSCW approved new fuel rules that became effective January 1, 2011. The new rules require the PSCW and Wisconsin utilities to automatically defer electric fuel-related costs that fall outside a symmetrical cost tolerance band. Any over/under recovery of the deferred costs is determined on an annual basis and will be adjusted in future billings to its electric retail customers. Under the electric fuel rules, MGE is required to defer the benefit of lower costs if the actual fuel rules costs fall outside the lower end of the range and would defer costs, less any excess revenues, if the actual fuel rules costs exceeded the upper end of the range. Excess revenues are defined as revenues in the plan year that provide MGE with a greater return on common equity than authorized by the PSCW in MGE's latest rate order. The range is defined by the PSCW and has been modified throughout the years based on market conditions and other relevant factors. Currently, MGE is subject to a plus or minus 2% range. MGE assumes the risks and benefits of variances that are within the bandwidth. For 2011, fuel and purchased power costs included in MGE's base fuel rates are $102.4 million. See Footnote 12.b. for additional information.

MGE's gas segment is governed by the purchased gas adjustment clause (PGA). Under the PGA, MGE is able to pass through to customers the cost of gas, subject to certain limited incentives.

MGE also reduces price risk caused by market fluctuations via physical contracts and financial derivative contracts, including futures, swaps, options, forwards, and other contractual commitments. The maximum length of time over which cash flows related to energy commodities can be hedged ranges from eighteen months to four years.

MGE has financial gas and electric commodity contracts to hedge commodity price risk in the gas and electric segments. These contracts are primarily comprised of exchange-traded option and future contracts. MGE also holds FTRs, which are used to hedge the risk of increased congestion charges. At June 30, 2011, the fair value of these instruments exceeded their cost basis by $1.0 million. Under the PGA clause and electric fuel rules, MGE may include in the costs of fuel (natural gas or power) the costs and benefits of the aforementioned fuel price risk management tools. Because these costs/benefits are recoverable, the related unrealized loss/gain has been deferred on the balance sheet as a regulatory asset/liability.

MGE has also entered into a ten-year purchased power agreement that provides MGE with firm capacity and energy beginning June 1, 2012, and ending on May 31, 2022 (the "base term"). The agreement also allows MGE the option to purchase power during a period of time preceding the base term as well as an option to extend the contract after the base term. The agreement is a derivative contract and is recognized at its fair value on the balance sheet. The fair value of the contract at June 30, 2011, reflects a loss position of $23.6 million.

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

Additionally, if a counterparty were to default and MGE were to liquidate all contracts with that entity, MGE's credit loss would include the loss in value of mark-to-market contracts; the amount owed for settled transactions; and additional payments, if any, to settle unrealized losses on accrual contracts. As of June 30, 2011, no counterparties have defaulted.

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

Item 4. Controls and Procedures.

During the second quarter of 2011, each registrant's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to that registrant, including its subsidiaries, is accumulated and made known to that registrant's management, including these officers, by other employees of that registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, the registrants do not control or manage certain of their unconsolidated entities and thus, their access and ability to apply their procedures to those entities is more limited than is the case for their consolidated subsidiaries.

As of June 30, 2011, each registrant's principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective. Each registrant intends to continually strive to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

During the quarter ended June 30, 2011, there were no changes in either registrant's internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, that registrant's internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

MGE Energy and MGE

MGE Energy and its subsidiaries, including MGE, from time to time are involved in various legal proceedings that are handled and defended in the ordinary course of business.

See Footnote 9.a. and 9.c. for a description of several proceedings involving MGE.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

				Maximum number (or
				Approximate Dollar
	Total		Total Number	Value) of Shares That
	Number	Average	of Shares	May Yet Be
	of	Price	Purchased as Part of	Purchased
	Shares	Paid	Publicly Announced	Under the Plans or
Period	Purchased	per Share	Plans or Programs*	Programs*
April 1-30, 2011	45,205	$40.66	-	-
May 1-31, 2011	27,555	41.83	-	-
June 1-30, 2011	72,582	40.13	-	-
Total	145,342	$40.62	-	-

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

Item 6. Exhibits.

10.1

Second Amendment dated as of August 1, 2011, to Credit Agreement dated as of July 30, 2010, among MGE Energy, Inc., various financial institutions, and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.2

Second Amendment dated as of August 1, 2011, to Credit Agreement dated as of July 30, 2010, among Madison Gas and Electric Company, various financial institutions, and JPMorgan Chase Bank, N.A., as Administrative Agent.

12

Statement regarding computation of ratio of earnings to fixed charges for Madison Gas and Electric Company.

Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed by the following officers for the following companies:

31.1

Filed by Gary J. Wolter for MGE Energy, Inc.

31.2

Filed by Jeffrey C. Newman for MGE Energy, Inc.

31.3

Filed by Gary J. Wolter for Madison Gas and Electric Company

31.4

Filed by Jeffrey C. Newman for Madison Gas and Electric Company

Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) as to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed by the following officers for the following companies:

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

MGE ENERGY, INC.

Date: August 5, 2011	/s/ Gary J. Wolter
Gary J. Wolter Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: August 5, 2011	/s/ Jeffrey C. Newman
Jeffrey C. Newman Vice President, Chief Financial Officer, Secretary and Treasurer (Chief Financial and Accounting Officer)

Signatures - Madison Gas and Electric Company

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MADISON GAS AND ELECTRIC COMPANY

Date: August 5, 2011	/s/ Gary J. Wolter
Gary J. Wolter Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: August 5, 2011	/s/ Jeffrey C. Newman
Jeffrey C. Newman Vice President, Chief Financial Officer, Secretary and Treasurer (Chief Financial and Accounting Officer)

