Form 10-Q
period 2013-06-30
MGE ENERGY INC; MADISON GAS & ELECTRIC CO
filed 2013-08-06
CIK 1161728, 61339

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:

June 30, 2013

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File No.	Name of Registrant, State of Incorporation, Address of Principal Executive Offices, and Telephone No.	IRS Employer Identification No.
000-49965	MGE Energy, Inc. (a Wisconsin Corporation) 133 South Blair Street Madison, Wisconsin 53788 (608) 252-7000 mgeenergy.com	39-2040501
000-1125	Madison Gas and Electric Company (a Wisconsin Corporation) 133 South Blair Street Madison, Wisconsin 53788 (608) 252-7000 mge.com	39-0444025

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

Indicate by check mark whether the registrants have submitted electronically and posted on their corporate Web sites, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files):

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

Number of Shares Outstanding of Each Class of Common Stock as of July 31, 2013
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

3

Where to Find More Information

3

Definitions, Abbreviations, and Acronyms Used in the Text and Notes of this Report

4

Item 1. Financial Statements.

6

MGE Energy, Inc.

6

Consolidated Statements of Income (unaudited)

6

Consolidated Statements of Comprehensive Income (unaudited)

6

Consolidated Statements of Cash Flows (unaudited)

7

Consolidated Balance Sheets (unaudited)

8

Consolidated Statements of Common Equity (unaudited)

9

Madison Gas and Electric Company

10

Consolidated Statements of Income (unaudited)

10

Consolidated Statements of Comprehensive Income (unaudited)

10

Consolidated Statements of Cash Flows (unaudited)

11

Consolidated Balance Sheets (unaudited)

12

Consolidated Statements of Common Equity (unaudited)

13

MGE Energy, Inc., and Madison Gas and Electric Company

14

Notes to Consolidated Financial Statements (unaudited)

14

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

32

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

47

Item 4. Controls and Procedures.

49

PART II. OTHER INFORMATION.

50

Item 1. Legal Proceedings.

50

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

50

Item 4. Mine Safety Disclosures.

50

Item 6. Exhibits.

50

Signatures - MGE Energy, Inc.

52

Signatures - Madison Gas and Electric Company

53

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

Forward-Looking Statements

This report, and other documents filed by MGE Energy and MGE with the Securities and Exchange Commission (SEC) from time to time, contain forward-looking statements that reflect management's current assumptions and estimates regarding future performance and economic conditions—especially as they relate to future load growth, revenues, expenses, capital expenditures, financial resources, regulatory matters, and the scope and expense associated with future environmental regulation. These forward-looking statements are made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Words such as "believe," "expect," "anticipate," "estimate," "could," "should," "intend," "will," and other similar words generally identify forward-looking statements. Both MGE Energy and MGE caution investors that these forward-looking statements are subject to known and unknown risks and uncertainties that may cause actual results to differ materially from those projected, expressed, or implied.

The factors that could cause actual results to differ materially from the forward-looking statements made by a registrant include (a) those factors discussed in the Registrants' 2012 Annual Report on Form 10-K: Item 1A. Risk Factors, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, as updated by Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations in this report, and Item 8. Financial Statements and Supplementary Data – Note 18, as updated by Part I, Item 1. Financial Statements – Note 8 in this report, and (b) other factors discussed herein and in other filings made by that registrant with the SEC.

Readers are cautioned not to place undue reliance on these forward-looking statements, which apply only as of the date of this report. MGE Energy and MGE undertake no obligation to release publicly any revision to these forward-looking statements to reflect events or circumstances after the date of this report.

Where to Find More Information

The public may read and copy any reports or other information that MGE Energy and MGE file with the SEC at the SEC's public reference room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. These documents also are available to the public from commercial document retrieval services, the website maintained by the SEC at sec.gov, MGE Energy's website at mgeenergy.com, and MGE's website at mge.com. Copies may be obtained from our websites free of charge. Information contained on MGE Energy's and MGE's websites shall not be deemed incorporated into, or to be a part of, this report.

Definitions, Abbreviations, and Acronyms Used in the Text and Notes of this Report

Abbreviations, acronyms, and definitions used in the text and notes of this report are defined below.

MGE Energy and Subsidiaries:

CWDC	Central Wisconsin Development Corporation
MAGAEL	MAGAEL, LLC
MGE	Madison Gas and Electric Company
MGE Construct	MGE Construct, LLC
MGE Energy	MGE Energy, Inc.
MGE Power	MGE Power, LLC
MGE Power Elm Road	MGE Power Elm Road, LLC
MGE Power West Campus	MGE Power West Campus, LLC
MGE Transco	MGE Transco Investment, LLC
North Mendota	North Mendota Energy & Technology Park, LLC

Other Defined Terms:

AFUDC	Allowance for Funds Used During Construction
ATC	American Transmission Company LLC
Blount	Blount Station
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CAVR	Clean Air Visibility Rule
Codification	Financial Accounting Standards Board Accounting Standards Codification
Columbia	Columbia Energy Center
cooling degree days	Measure of the extent to which the average daily temperature is above 65 degrees Fahrenheit, which is considered an indicator of possible increased demand for energy to provide cooling
CSAPR	Cross-State Air Pollution Rule
DOE	United States Department of Energy
Dth	Dekatherms, a quantity measure used in respect of natural gas
EGUs	Electric Generating Units
Elm Road Units	Elm Road Generating Station
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FTR	Financial Transmission Rights
GHG	Greenhouse Gas
heating degree days (HDD)	Measure of the extent to which the average daily temperature is below 65 degrees Fahrenheit, which is considered an indicator of possible increased demand for energy to provide heating
IRS	Internal Revenue Service
kWh	Kilowatt-hour, a measure of electric energy produced
MATs	Mercury and Air Toxics Standards
MISO	Midcontinent Independent System Operator (a regional transmission organization)
MW	Megawatt, a measure of electric energy generating capacity
MWh	Megawatt-hour, a measure of electric energy produced
NGCC	Natural Gas Combined Cycle
NOV	Notice of Violation
NOx	Nitrogen Oxides
NSPS	New Source Performance Standards
OPRB	Other Postretirement Benefits
PGA	Purchased Gas Adjustment clause, a regulatory mechanism used to reconcile natural gas costs recovered in rates to actual costs
PJM	PJM Interconnection, LLC (a regional transmission organization)
PPA	Purchased power agreement
PSCW	Public Service Commission of Wisconsin

PSD	Prevention of Significant Deterioration
SCR	Selective Catalytic Reduction
SEC	Securities and Exchange Commission
SIP	State Implementation Plan
SO2	Sulfur Dioxide
Stock Plan	Direct Stock Purchase and Dividend Reinvestment Plan of MGE Energy
UW	University of Wisconsin at Madison
VIE	Variable Interest Entity
WCCF	West Campus Cogeneration Facility
WDNR	Wisconsin Department of Natural Resources
Working capital	Current assets less current liabilities
WPL	Wisconsin Power and Light Company
WPSC	Wisconsin Public Service Corporation

Item 1. Financial Statements.

MGE Energy, Inc.

Consolidated Statements of Income (unaudited)

(In thousands, except per-share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,

	2013	2012	2013	2012
Operating Revenues:
Regulated electric revenues	$96,846	$96,339	$190,340	$186,275
Regulated gas revenues	30,042	18,629	102,509	75,648
Nonregulated revenues	1,400	2,253	2,676	4,557
Total Operating Revenues	128,288	117,221	295,525	266,480

Operating Expenses:
Fuel for electric generation	9,810	11,481	20,570	20,332
Purchased power	21,051	17,314	39,256	36,860
Cost of gas sold	16,748	7,801	61,440	42,646
Other operations and maintenance	41,887	41,278	83,536	84,227
Depreciation and amortization	9,530	9,712	19,154	19,336
Other general taxes	4,765	4,554	9,444	9,554
Total Operating Expenses	103,791	92,140	233,400	212,955
Operating Income	24,497	25,081	62,125	53,525

Other income, net	2,711	2,549	6,020	5,119
Interest expense, net	(4,657)	(4,764)	(9,332)	(9,868)
Income before income taxes	22,551	22,866	58,813	48,776
Income tax provision	(8,660)	(8,596)	(22,338)	(18,458)
Net Income	$13,891	$14,270	$36,475	$30,318

Earnings Per Share of Common Stock
(basic and diluted)	$0.60	$0.62	$1.58	$1.31

Dividends per share of common stock	$0.395	$0.383	$0.790	$0.766

Average Shares Outstanding
(basic and diluted)	23,114	23,114	23,114	23,114

MGE Energy, Inc.

Consolidated Statements of Comprehensive Income (unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,

	2013	2012	2013	2012
Net Income	$13,891	$14,270	$36,475	$30,318
Other comprehensive income, net of tax:
Unrealized gain on available-for-sale
securities, net of tax ($50 and $24, and $93 and
$29)	75	36	140	43
Comprehensive Income	$13,966	$14,306	$36,615	$30,361

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Six Months Ended June 30,
	2013	2012
Operating Activities:
Net income	$36,475	$30,318
Items not affecting cash:
Depreciation and amortization	19,154	19,336
Deferred income taxes	20,484	14,657
Provision for doubtful receivables	1,084	1,207
Employee benefit plan expenses	6,558	9,222
Equity earnings in ATC	(4,705)	(4,484)
Other items	547	1,102
Changes in working capital items:
Decrease in current assets	17,350	15,323
Decrease in current liabilities	(5,517)	(10,948)
Dividend income from ATC	3,638	3,494
Cash contributions to pension and other postretirement plans	(31,507)	(21,593)
Other noncurrent items, net	2,567	3,152
Cash Provided by Operating Activities	66,128	60,786

Investing Activities:
Capital expenditures	(63,137)	(39,553)
Capital contributions to investments	(950)	(938)
Other	(458)	(340)
Cash Used for Investing Activities	(64,545)	(40,831)

Financing Activities:
Cash dividends paid on common stock	(18,264)	(17,687)
Repayment of long-term debt	(1,333)	(29,334)
Issuance of long-term debt	-	28,000
Increase in short-term debt	14,000	-
Other	(10)	(815)
Cash Used for Financing Activities	(5,607)	(19,836)

Change in cash and cash equivalents	(4,024)	119
Cash and cash equivalents at beginning of period	46,357	41,169
Cash and Cash Equivalents at End of Period	$42,333	$41,288

Supplemental disclosures of cash flow information:
Significant noncash investing activities:
Accrued capital expenditures	$13,249	$4,779

The accompanying notes are an integral part of the unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Balance Sheets (unaudited)

(In thousands)

	June 30, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$42,333	$46,357
Receivable - margin account	1,164	1,818
Accounts receivable, less reserves of $4,015 and $3,885, respectively	35,994	41,386
Other accounts receivable, less reserves of $846 and $931, respectively	7,619	6,746
Unbilled revenues	21,741	28,262
Materials and supplies, at average cost	17,169	16,997
Fossil fuel	8,311	6,367
Stored natural gas, at average cost	9,701	14,980
Prepaid taxes	17,518	19,520
Regulatory assets - current	8,751	10,327
Deferred income taxes - current	8,058	23,483
Other current assets	7,886	6,694
Total Current Assets	186,245	222,937
Regulatory assets	206,395	218,853
Other deferred assets and other	8,288	7,075
Property, Plant, and Equipment:
Property, plant, and equipment, net	990,554	975,053
Construction work in progress	132,750	98,411
Total Property, Plant, and Equipment	1,123,304	1,073,464
Investments	66,077	64,595
Total Assets	$1,590,309	$1,586,924

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$3,721	$3,013
Short-term debt	14,000	-
Accounts payable	38,551	43,518
Accrued interest and taxes	4,199	4,296
Accrued payroll related items	8,274	10,063
Derivative liabilities	9,200	9,270
Other current liabilities	12,586	5,637
Total Current Liabilities	90,531	75,797
Other Credits:
Deferred income taxes	275,626	270,410
Investment tax credit - deferred	1,413	1,520
Regulatory liabilities	22,423	24,538
Accrued pension and other postretirement benefits	134,507	162,835
Derivative liabilities	58,530	63,320
Other deferred liabilities and other	53,037	50,584
Total Other Credits	545,536	573,207
Capitalization:
Common shareholders' equity	597,780	579,429
Long-term debt	356,462	358,491
Total Capitalization	954,242	937,920
Commitments and contingencies (see Footnote 8)	-	-
Total Liabilities and Capitalization	$1,590,309	$1,586,924

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Common Equity (unaudited)

(In thousands, except per-share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Total
	Shares	Value
2012
Beginning balance - December 31, 2011	23,114	$23,114	$316,268	$211,458	$112	$550,952
Net income				30,318		30,318
Other comprehensive income					43	43
Common stock dividends declared
($0.766 per share)				(17,687)		(17,687)
Ending balance - June 30, 2012	23,114	$23,114	$316,268	$224,089	$155	$563,626

2013
Beginning balance - December 31, 2012	23,114	$23,114	$316,268	$239,953	$94	$579,429
Net income				36,475		36,475
Other comprehensive income					140	140
Common stock dividends declared
($0.790 per share)				(18,264)		(18,264)
Ending balance - June 30, 2013	23,114	$23,114	$316,268	$258,164	$234	$597,780

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Income (unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,

	2013	2012	2013	2012
Operating Revenues:
Regulated electric revenues	$96,846	$96,339	$190,340	$186,275
Regulated gas revenues	30,042	18,629	102,509	75,648
Nonregulated revenues	1,400	2,253	2,676	4,557
Total Operating Revenues	128,288	117,221	295,525	266,480

Operating Expenses:
Fuel for electric generation	9,810	11,481	20,570	20,332
Purchased power	21,051	17,314	39,256	36,860
Cost of gas sold	16,748	7,801	61,440	42,646
Other operations and maintenance	41,639	41,026	83,143	83,554
Depreciation and amortization	9,530	9,712	19,154	19,336
Other general taxes	4,765	4,554	9,444	9,554
Income tax provision	7,569	7,635	20,439	16,604
Total Operating Expenses	111,112	99,523	253,446	228,886
Operating Income	17,176	17,698	42,079	37,594

Other Income and Deductions:
AFUDC - equity funds	730	310	1,326	464
Equity in earnings in ATC	2,309	2,242	4,705	4,484
Income tax provision	(1,141)	(975)	(1,922)	(1,968)
Other income, net	(430)	(186)	(289)	(130)
Total Other Income and Deductions	1,468	1,391	3,820	2,850
Income before interest expense	18,644	19,089	45,899	40,444

Interest Expense:
Interest on long-term debt	4,919	5,073	9,847	10,270
Other interest, net	1	(148)	(36)	(141)
AFUDC - borrowed funds	(241)	(126)	(437)	(189)
Net Interest Expense	4,679	4,799	9,374	9,940
Net Income	$13,965	$14,290	$36,525	$30,504
Less Net Income Attributable to Noncontrolling Interest, net of tax	(6,860)	(6,080)	(13,686)	(12,152)
Net Income Attributable to MGE	$7,105	$8,210	$22,839	$18,352

Madison Gas and Electric Company

Consolidated Statements of Comprehensive Income (unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,

	2013	2012	2013	2012
Net Income	$13,965	$14,290	$36,525	$30,504
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale
securities, net of tax ($1 and $5, and $19 and
$15)	1	(7)	28	(23)
Comprehensive Income	$13,966	$14,283	$36,553	$30,481
Less: Comprehensive income attributable to
Noncontrolling Interest, net of tax	(6,860)	(6,080)	(13,686)	(12,152)
Comprehensive Income attributable to MGE	$7,106	$8,203	$22,867	$18,329

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Six Months Ended June 30,

	2013	2012
Operating Activities:
Net income	$36,525	$30,504
Items not affecting cash:
Depreciation and amortization	19,154	19,336
Deferred income taxes	19,804	14,444
Provision for doubtful receivables	1,084	1,207
Employee benefit plan expenses	6,558	9,222
Equity earnings in ATC	(4,705)	(4,484)
Other items	817	1,367
Changes in working capital items:
Decrease in current assets	17,013	13,822
Decrease in current liabilities	(5,295)	(11,589)
Dividend income from ATC	3,638	3,494
Cash contributions to pension and other postretirement plans	(31,507)	(21,593)
Other noncurrent items, net	2,516	2,961
Cash Provided by Operating Activities	65,602	58,691

Investing Activities:
Capital expenditures	(63,137)	(39,553)
Capital contributions to investments	(710)	(888)
Other	(422)	(286)
Cash Used for Investing Activities	(64,269)	(40,727)

Financing Activities:
Cash dividends paid to parent by MGE	-	(13,456)
Distributions to parent from noncontrolling interest	(15,750)	(8,500)
Equity contribution received by noncontrolling interest	710	888
Repayment of long-term debt	(1,333)	(29,334)
Issuance of long-term debt	-	28,000
Increase in short-term debt	14,000	-
Other	-	(795)
Cash Used for Financing Activities	(2,373)	(23,197)

Change in cash and cash equivalents	(1,040)	(5,233)
Cash and cash equivalents at beginning of period	6,350	13,898
Cash and Cash Equivalents at End of Period	$5,310	$8,665

Supplemental disclosures of cash flow information:
Significant noncash investing activities:
Accrued capital expenditures	$13,249	$4,779

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Balance Sheets (unaudited)

(In thousands)

	June 30, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$5,310	$6,350
Receivable - margin account	1,164	1,818
Accounts receivable, less reserves of $4,015 and $3,885, respectively	35,994	41,386
Affiliate receivables	623	634
Other accounts receivable, less reserves of $846 and $931, respectively	7,579	6,732
Unbilled revenues	21,741	28,262
Materials and supplies, at average cost	17,169	16,997
Fossil fuel	8,311	6,367
Stored natural gas, at average cost	9,701	14,980
Prepaid taxes	21,879	23,561
Regulatory assets - current	8,751	10,327
Deferred income taxes - current	7,652	23,305
Other current assets	7,879	6,670
Total Current Assets	153,753	187,389
Affiliate receivable long-term	6,089	6,354
Regulatory assets	206,395	218,853
Other deferred assets and other	6,660	6,540
Property, Plant, and Equipment:
Property, plant, and equipment, net	990,423	974,549
Construction work in progress	132,750	98,411
Total Property, Plant, and Equipment	1,123,173	1,072,960
Investments	63,371	61,555
Total Assets	$1,559,441	$1,553,651

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$3,721	$3,013
Short-term debt	14,000	-
Accounts payable	38,549	43,517
Affiliate payables	20	767
Accrued interest and taxes	3,896	4,248
Accrued payroll related items	8,274	10,063
Derivative liabilities	9,200	9,270
Other current liabilities	12,392	4,491
Total Current Liabilities	90,052	75,369
Other Credits:
Deferred income taxes	270,738	266,231
Investment tax credit - deferred	1,413	1,520
Regulatory liabilities	22,423	24,538
Accrued pension and other postretirement benefits	134,507	162,835
Derivative liabilities	58,530	63,320
Other deferred liabilities and other	53,037	50,581
Total Other Credits	540,648	569,025
Capitalization:
Common shareholder's equity	456,163	433,296
Noncontrolling interest	116,116	117,470
Total Equity	572,279	550,766
Long-term debt	356,462	358,491
Total Capitalization	928,741	909,257
Commitments and contingencies (see Footnote 8)	-	-
Total Liabilities and Capitalization	$1,559,441	$1,553,651

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Common Equity (unaudited)

(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Non- Controlling Interest	Total

	Shares	Value
2012
Beginning balance - Dec. 31, 2011	17,348	$17,348	$192,417	$203,114	$47	$114,351	$527,277
Net income				18,352		12,152	30,504
Other comprehensive loss					(23)		(23)
Cash dividends paid to parent
by MGE				(13,456)			(13,456)
Equity contribution received by
noncontrolling interest						888	888
Distributions to parent from
noncontrolling interest						(8,500)	(8,500)
Ending balance - June 30, 2012	17,348	$17,348	$192,417	$208,010	$24	$118,891	$536,690

2013
Beginning balance - Dec. 31, 2012	17,348	$17,348	$192,417	$223,527	$4	$117,470	$550,766
Net income				22,839		13,686	36,525
Other comprehensive loss					28		28
Equity contribution received by
noncontrolling interest						710	710
Distributions to parent from
noncontrolling interest						(15,750)	(15,750)
Ending balance - June 30, 2013	17,348	$17,348	$192,417	$246,366	$32	$116,116	$572,279

MGE Energy, Inc., and Madison Gas and Electric Company

Notes to Consolidated Financial Statements (unaudited)

June 30, 2013

1.

Basis of Presentation - MGE Energy and MGE.

This report is a combined report of MGE Energy and MGE. References in this report to "MGE Energy" are to MGE Energy, Inc., and its subsidiaries. References in this report to "MGE" are to Madison Gas and Electric Company.

MGE Power Elm Road and MGE Power West Campus own electric generating assets and lease those assets to MGE. Both entities are variable interest entities under applicable authoritative guidance. MGE is considered the primary beneficiary of these entities as a result of contractual agreements. As a result, MGE has consolidated MGE Power Elm Road and MGE Power West Campus. See Footnote 2 of Notes to Consolidated Financial Statements under Item 8, Financial Statements and Supplementary Data, of MGE Energy's and MGE's 2012 Annual Report on Form 10-K.

The accompanying consolidated financial statements as of June 30, 2013, and for the three and six months ended, are unaudited, but include all adjustments that MGE Energy and MGE management consider necessary for a fair statement of their respective financial statements. All adjustments are of a normal, recurring nature except as otherwise disclosed. The year-end consolidated balance sheet information was derived from the audited balance sheet appearing in MGE Energy's and MGE's 2012 Annual Report on Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These notes should be read in conjunction with the financial statements and the notes on pages 51 through 104 of the 2012 Annual Report on Form 10-K.

2.

Equity and Financing Arrangements.

a.

Common Stock - MGE Energy.

MGE Energy purchases stock in the open market for issuance pursuant to its Stock Plan. All MGE Energy common stock issued under the Stock Plan is sold pursuant to a registration statement that has been filed with the SEC and is currently effective.

MGE Energy can issue new shares of its common stock through the Stock Plan. For both the six months ended June 30, 2013 and 2012, MGE Energy did not issue any new shares of common stock under the Stock Plan.

b.

Dilutive Shares Calculation - MGE Energy.

MGE Energy does not hold any dilutive securities.

c.

Credit Facilities - MGE Energy and MGE.

On June 19, 2013, each of MGE Energy and MGE entered into an amendment to its existing credit agreement dated as of July 30, 2010, with various financial institutions, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent. In the case of MGE Energy, the principal purposes of the amendment are to increase the revolving credit facility to $50 million from $40 million and to extend the expiration date of the credit agreement to July 31, 2017 from July 31, 2015. In the case of MGE, the principal purposes of the amendment are to increase the revolving credit facility to $100 million from $75 million and to extend the expiration date of the credit agreement to July 31, 2017 from July 31, 2015. In addition, both amendments lowered the adders used in the determination of the interest rates under the existing credit agreements. As a result of the amendments, the existing credit agreements for both of MGE Energy and MGE carry interest at either (i) a "floating rate," plus an adder ranging from zero to 0.125%, depending upon the credit ratings assigned to MGE's senior unsecured long-term debt securities; or (ii) a "Eurodollar Rate," plus an adder ranging from 0.675% to 1.125%, depending upon the credit ratings assigned to MGE's senior unsecured long-term debt securities. The "floating rate" is calculated on a daily basis as the highest of a prime rate, a Federal Funds effective rate plus 0.5% per annum, or a Eurodollar Rate for a one month interest period plus 1%. The "Eurodollar Rate" is calculated as provided in the credit agreements for the selected interest period. As of June 30, 2013, neither MGE Energy nor MGE had any borrowings outstanding under their respective credit agreements; however, MGE had $14 million in commercial paper outstanding.

d.

Long-term Debt - MGE Energy and MGE.

On July 18, 2013, MGE issued $20 million in principal amount of 4.42% senior notes, Series A, due July 15, 2043 and $20 million in principal amount of 4.47%, senior notes, Series B, due July 15, 2048. The Notes were issued pursuant to a Note Purchase Agreement with several note purchasers. The Notes are unsecured and are not issued under, or governed by, MGE's Indenture dated as of September 1, 1998, which governs MGE's Medium-Term Notes. MGE used the net proceeds from the sale of the Notes to redeem on July 18, 2013, $20 million of its 5.26% Medium-Term Notes due September 29, 2017, and to make a $20 million partial redemption of its 5.59% Senior Notes due September 11, 2018. MGE paid a redemption price equal to the principal amount of the notes that were redeemed, plus accrued interest to the redemption date, plus a make-whole premium equal to $3.2 million and $3.6 million, for the 5.26% Medium-Term Notes due September 29, 2017 and 5.59% Senior Notes due September 11, 2018, respectively. The make-whole premiums are treated as a regulatory asset and will be amortized over the life of the Series A and Series B Notes. Any interest savings in 2013 will be deferred. There is $20 million principal amount of the 5.59% Senior Notes remaining outstanding after the redemption.

3.

Investment in ATC - MGE Energy and MGE.

ATC owns and operates electric transmission facilities primarily in Wisconsin. MGE received an interest in ATC when it, like other Wisconsin electric utilities, contributed its electric transmission facilities to ATC. That interest is presently held by MGE Transco, which is jointly owned by MGE Energy and MGE.

MGE Transco has accounted for its investment in ATC under the equity method of accounting. For the six months ended June 30, 2013 and 2012, MGE Transco recorded equity earnings from the investment in ATC of $4.7 million and $4.5 million, respectively. Dividends received from ATC were $3.6 million and $3.5 million for the six months ended June 30, 2013 and 2012, respectively. In addition, during the six months ended June 30, 2013 and 2012, MGE Transco made $0.7 million and $0.9 million in capital contributions to ATC, respectively. On July 31, 2013, MGE Transco made a $0.4 million capital contribution to ATC.

MGE Transco's investment in ATC as of June 30, 2013, and December 31, 2012, was $62.8 million and $61.0 million, respectively.

At June 30, 2013, MGE is the majority owner, and MGE Energy, the holding company, is the minority owner of MGE Transco. MGE Energy's proportionate share of the equity and net income of MGE Transco is classified within the MGE financial statements as noncontrolling interest.

ATC's summarized financial data for the three and six months ended June 30, 2013 and 2012, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Operating revenues	$152,128	$152,171	$303,865	$299,833
Operating expenses	(69,875)	(71,760)	(139,645)	(141,326)
Other income (expense), net	116	(327)	(332)	(827)
Interest expense, net	(21,052)	(20,776)	(42,096)	(40,277)
Earnings before members' income taxes	$61,317	$59,308	$121,792	$117,403

4.

Columbia Environmental Project Construction - MGE Energy and MGE.

MGE and two other utilities jointly own Columbia, a coal-fired generating facility. WPL is the plant operator and permit holder, and owns 46.2% of Columbia. WPSC owns a 31.8% interest, and MGE owns a 22% interest, in Columbia. In early 2011, the PSCW issued a Certificate and Order authorizing the construction of scrubbers and bag houses and associated equipment on Columbia Units 1 and 2 to reduce SO2 and mercury emissions. The scrubbers and bag houses are expected to support compliance obligations for current and anticipated air quality regulations, including CAIR, CAIR's eventual replacement, the Mercury and Air Toxics Standards (MATS), and the Wisconsin Mercury Rule. The operator's current estimate shows that MGE's share of the capital expenditures required for this project is approximately $140 million. As of June 30, 2013, MGE had accumulated $98.9 million (excluding carrying costs) related to its share of the project, which is reflected in the Construction Work in Progress balance on MGE Energy's and MGE's consolidated balance sheets. MGE's share of the capital expenditures associated with the Columbia environmental project is expected to be approximately $29 million for the remainder of 2013 and $12 million in 2014. These amounts may change as a result of modifications to the project estimate or timing differences. MGE's share of various contractual commitments entered for the project as of June 30, 2013, is $38.6 million. For the three months ended June 30, 2013 and 2012, MGE has recognized after tax $0.6 million and $0.2 million, respectively, in AFUDC equity related to this project. For the six months ended June 30, 2013 and 2012, MGE has recognized after tax $1.1 million and $0.3 million, respectively, in AFUDC equity related to this project.

MGE expects that the costs pertaining to this project will be fully recoverable through rates. For 2012, the PSCW authorized MGE 100% AFUDC on this project during construction. Beginning in 2013, similar to MGE's other utility construction projects, the PSCW authorized MGE a 50% current return (included in customer rates) and the remaining 50% as AFUDC.

5.

Taxes - MGE Energy and MGE.

a.

Accounting for Uncertainty in Income Taxes.

MGE Energy and MGE account for the difference between the tax benefit amount taken on prior year tax returns, or expected to be taken on a current year tax return, and the tax benefit amount recognized in the financial statements as an unrecognized tax benefit.

MGE Energy has adopted a tax method of accounting to accelerate tax deductions for repairs. MGE Energy and MGE have an unrecognized tax benefit at June 30, 2013, and December 31, 2012, in the amount of $1.9 million and $3.2 million, respectively, for the tax uncertainty related to the change in tax method of accounting for repairs. The reduction in unrecognized tax benefits is due to the Internal Revenue Service completing the examination of tax periods 2007-2009 with no adverse adjustments to these positions.

b.

Effective Tax Rate.

MGE Energy's and MGE's effective income tax rate for the three and six months ended June 30, 2013, are 38.4% and 38.0%, respectively, compared to 37.6% and 37.8% for the same periods in 2012.

6.

Pension and Other Postretirement Plans - MGE Energy and MGE.

MGE maintains qualified and nonqualified pension plans, health care, and life insurance benefits. Additionally, MGE has defined contribution 401(k) benefit plans.

The following table presents the components of MGE Energy's and MGE's net periodic benefit costs recognized for the three and six months ended June 30, 2013 and 2012. A portion of the net periodic benefit cost is capitalized within the consolidated balance sheets.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Pension Benefits
Components of net periodic benefit cost:
Service cost	$1,911	$1,920	$3,840	$3,743
Interest cost	3,157	3,321	6,343	6,475
Expected return on assets	(4,733)	(4,021)	(9,509)	(7,839)
Amortization of:
Prior service cost	79	114	158	222
Actuarial loss	1,997	2,112	4,012	4,118
Net periodic benefit cost	$2,411	$3,446	$4,844	$6,719

Postretirement Benefits
Components of net periodic benefit cost:
Service cost	$591	$606	$1,187	$1,253
Interest cost	962	1,053	1,932	2,178
Expected return on assets	(540)	(407)	(1,084)	(842)
Amortization of:
Transition obligation	1	99	2	206
Prior service cost	27	26	55	54
Actuarial loss	309	581	620	1,201
Net periodic benefit cost	$1,350	$1,958	$2,712	$4,050

The PSCW allowed MGE to defer the 2009 incremental pension and OPRB costs above the amounts recovered in rates. During both the three months ended June 30, 2013 and 2012, $0.3 million has been recovered in rates. During both the six months ended June 30, 2013 and 2012, $0.6 million has been recovered in rates. These costs are not reflected in the table above.

7.

Share-Based Compensation - MGE Energy and MGE.

Under MGE Energy's Performance Unit Plan, eligible participants may receive performance units that entitle the holder to receive a cash payment equal to the value of a designated number of shares of MGE Energy's common stock, plus dividend equivalent payments thereon, at the end of the set performance period.

In addition to units granted in 2009 through 2012, on February 15, 2013, 15,256 units were granted based on the MGE Energy closing stock price as of that date. These units are subject to a five-year graded vesting schedule. On the grant date, MGE Energy and MGE measure the cost of the employee services received in exchange for a performance unit award based on the current market value of MGE Energy common stock. The fair value of the awards has been subsequently re-measured at June 30, 2013, as required by applicable accounting standards. Changes in fair value have been recognized as compensation cost. Since this amount is re-measured quarterly throughout the vesting period, the compensation cost is subject to variability.

For nonretirement eligible employees, stock based compensation costs are accrued and recognized using the graded vesting method. Compensation cost for retirement eligible employees or employees that will become retirement eligible during the vesting schedule are recognized on an abridged horizon. In the event of a bona fide retirement, not followed by work for a competitor, the executive will receive full vesting credit for each outstanding award.

During the six months ended June 30, 2013 and 2012, MGE recorded $1.0 million and $0.8 million, respectively, in compensation expense as a result of the Performance Unit Plan. In January 2013, cash payments of $1.0 million were distributed relating to awards that were granted in 2008 and became payable under the Performance Unit Plan. No forfeitures occurred during the six months ended June 30, 2013 or 2012. At June 30, 2013, $3.6 million of outstanding awards are vested.

17

8.

Commitments and Contingencies.

a.

Environmental - MGE Energy and MGE.

MGE Energy and MGE are subject to frequently changing local, state, and federal regulations concerning air quality, water quality, land use, threatened and endangered species, hazardous materials handling, and solid waste disposal. These regulations affect the manner in which they conduct their operations, the costs of those operations, as well as capital and operating expenditures. Regulatory initiatives, proposed rules, and court challenges to adopted rules, have the potential to have a material effect on our capital expenditures and operating costs. These initiatives, proposed rules and court challenges include:

•

The President's announced plan and directive to the EPA to regulate carbon pollution, or GHG emissions, from new and existing electric power generation, which is discussed below.

•

Rules to regulate NOx and SO2 emissions, including the EPA's Cross States Air Pollution Rule (CSAPR), which is currently vacated as a result of a federal appellate court ruling; and Wisconsin's plan for implementing the EPA's Clean Air Visibility Rule (CAVR). In June 2013, the U.S. Supreme Court indicated that it would review the CSAPR appellate court ruling. The Sierra Club has sought federal appellate court review of the Wisconsin's implementation plan for CAVR. Both the vacation of CSAPR and the appellate court review of Wisconsin's implementation plan for CAVR make the nature of compliance requirements uncertain.

•

Rules to regulate mercury and similar emissions, including Wisconsin's adopted Mercury Rule and the EPA's adopted Mercury and Air Toxics Standards.

•

The EPA's proposed cooling water intake rules. The EPA issued a proposed Phase II rule and alternative compliance strategies for existing facilities in April 2011 and has announced that it intends to release the final rule in November 2013.

The matters in the second, third and fourth bullet points are discussed further in Footnote 18.e in MGE Energy's and MGE's 2012 Annual Report on Form 10-K. In addition to the developments noted above, the following discussion is an update to the current status of environmental matters set forth in that Footnote.

Water Quality

EPA's Proposed Effluent Limitations Guidelines and Standards for Steam Electric Power Generating Point Source Category

In June 2013, the EPA published a proposed rule focusing on the reduction of metals and other pollutants in wastewater from new and existing coal-burning electric generation plants. The proposed rule is technology-driven in that specific technologies may need to be installed and sites that already have these technologies will be deemed to meet the requirements of the rule. The proposed rule as written will likely affect Columbia and the Elm Road Units. The EPA has announced that it plans to finalize the rule by May 22, 2014, and that it expects the rule to affect power plants as they renew their water discharge permits beginning in July 2017. We are currently evaluating the rule's specific impacts at these sites and will not know the full extent of those impacts until the rule is finalized.

Air Quality

Greenhouse Gas Regulation

President Obama's Executive Order Regarding Climate Change and his Directive to the EPA Regarding Power Sector Pollution Standards

In June 2013, President Obama introduced his "National Climate Action Plan." The plan consists of planned federal actions and directives to several federal agencies, including the EPA, on a range of activities and policies designed to reduce greenhouse gas emissions in the United States. The directive to the EPA, which President Obama provided to the EPA in a memo, to develop carbon pollution standards for the electric power sector, has the greatest potential effect on MGE's operations. See the GHG New Performance Standards discussion below for additional details.

GHG New Source Performance Standards (NSPS)

On March 27, 2012, the EPA proposed GHG New Source Performance Standards (NSPS) for coal fired and natural gas combined cycle (NGCC) EGUs. The proposal applies to new EGUs only. The EPA had planned to propose NSPS for existing units some time in 2013 as part of a settlement agreement. There was a fair amount of uncertainty regarding the EPA's plans for existing units. In June 2013, however, President Obama provided a directive to the EPA regarding NSPS for new, modified, reconstructed and existing electric power plants.

The June 2013 directive instructed the EPA to re-propose greenhouse gas standards for new power plants by September 2013, based on comments received on their original rule proposal, and to finalize those standards in a timely manner. The directive also instructed the EPA to propose standards, regulations or guidelines for modified, reconstructed and existing power plants under Sections 111(b) and 111(d) of the Clean Air Act no later than June 2014 and to finalize those standards by June 2015. The directive further instructs the EPA to require states to submit implementation plans for this rule by June 30, 2016. The Directive asks the EPA to aim to develop a market-based approach towards carbon reduction, promote cleaner technologies while keeping energy options diverse, work with other government agencies to keep energy affordable and improve energy efficiencies, and engage States, the power industry, and the other key stakeholders in establishing and implementing strategies for greenhouse gas reductions.

While it is too early to predict with any certainty the specific costs that MGE will incur with implementation of a greenhouse gas reduction rule introduced under Section 111 of the Clean Air Act, it is reasonable to assume that costs of implementation of this rule could be significant.

Columbia

MGE and two other utilities jointly own Columbia, a coal-fired generating facility, which accounts for 225 MW (29%) of MGE's net summer generating capability. WPL is the plant operator and permit holder, and owns 46.2% of Columbia. Wisconsin Public Service Corporation (WPSC) owns a 31.8% interest, and MGE owns a 22% interest in Columbia. Based upon current available information, compliance with various environmental requirements and initiatives is expected to result in significant additional operating and capital expenditures at Columbia.

Columbia Environmental Project

See Footnote 4 for information regarding the Columbia environmental construction project.

Title V Operating Permit Petition

As discussed in Footnote 18.e in MGE Energy's and MGE's 2012 Annual Report on From 10-K, the renewal of WPL's Title V operating permit for Columbia has been the subject of litigation initiated by a citizen group. On February 4, 2013, the parties involved dismissed the litigation without prejudice. The consideration of the permit renewal is still pending at the EPA but is expected to be closed out due to the resolution of the Clean Air Act litigation discussed below. MGE believes the permits currently in effect for Columbia remain in place at this time. MGE continues to follow these developments and is unable to predict the outcome of this matter and its impact on its operations or financial condition.

Columbia Clean Air Act Litigation

In December 2009, the EPA sent a notice of violation (NOV) to MGE as one of the co-owners of Columbia. The NOV alleges that WPL, as operator, and the co-owners (WPL, WPS, and MGE) failed to comply with appropriate pre-construction review and permitting requirements and, as a result, violated the PSD program requirements, the Title V operating permit requirements of the CAA and the Wisconsin State Implementation Plan (SIP). In April 2013, the EPA filed a lawsuit against the co-owners of Columbia asserting similar allegations. In September 2010 and April 2013, Sierra Club filed lawsuits against WPL alleging violations of the CAA at Columbia and other WPL-operated Wisconsin facilities.

In April 2013, WPL, as operator, along with the other owners of Columbia (MGE and WPS), entered into a consent decree with the EPA and the Sierra Club to resolve these claims, while admitting no liability. In June 2013, the consent decree was approved and entered by the Court. The consent decree requires installation of the following emission controls at Columbia: scrubbers and baghouses at Columbia Units 1 and 2 by December 31, 2014 and an SCR system at Columbia Unit 2 by December 31, 2018. In addition, the consent decree establishes emission rate limits for SO2, nitrogen oxide (NOx), and particulate matter for Columbia Units 1 and 2. The consent decree also includes annual plant-wide emission caps for SO2 and

NOx for Columbia. MGE also paid approximately $0.2 million as its share of a civil penalty and will complete approximately $0.6 million in environmental mitigation projects. MGE currently expects to recover any material costs that could be incurred by MGE related to the terms of the final consent decree from MGE's electric customers, except for costs related to the civil penalty.

b.

Chattel Paper Agreement and Other Guarantees - MGE Energy and MGE.

MGE makes available to qualifying customers a financing program for the purchase and installation of energy-related equipment that will provide more efficient use of utility service at the customer's property. MGE is party to a chattel paper purchase agreement with a financial institution under which it can sell or finance an undivided interest with recourse, in up to $10.0 million of the financing program receivables, until July 31, 2014. At June 30, 2013, MGE has outstanding a $4.4 million interest in these receivables. MGE retains the servicing responsibility for these receivables. As of June 30, 2013, the servicing asset recognized by MGE is $0.2 million.

MGE accounts for servicing rights under the amortization method. Initial determination of the servicing asset fair value is based on the present value of the estimated future cash flows. The discount rate is based on the PSCW authorized weighted cost of capital.

MGE would be required to perform under its guarantee if a customer defaulted on its loan. The energy-related equipment installed at the customer sites is used to secure the customer loans. The loan balances outstanding at June 30, 2013, approximate the fair value of the energy-related equipment acting as collateral. The length of the MGE guarantee to the financial institution varies from one to ten years depending on the term of the underlying customer loan. Principal payments for the remainder of 2013 and the next four years on the loans are:

(In thousands)	2013	2014	2015	2016	2017
Chattel Paper	$372	$577	$891	$815	$405

c.

Legal Matters - MGE Energy and MGE.

MGE is involved in various legal matters that are being defended and handled in the normal course of business, including the Columbia matters discussed above. MGE maintains accruals for such costs that are probable of being incurred and subject to reasonable estimation. The accrued amount for these matters is not material to the financial statements.

d.

Purchase Contracts - MGE Energy and MGE.

MGE Energy and MGE have entered into various commodity supply, transportation and storage contracts to meet their obligations to deliver electricity and natural gas to customers. As of June 30, 2013, the future commitments related to these purchase contracts were as follows:

(In thousands)	2013	2014	2015	2016	2017
Coal(a)	$14,686	$16,287	$9,921	$3,770	$1,040
Natural gas supply(b)	14,178	13,836	-	-	-
Purchase power(c)	49,513	48,593	47,667	48,697	49,717
Other	1,798	-	-	-	-
	$80,175	$78,716	$57,588	$52,467	$50,757

(a)

Total coal commitments for the Columbia and Elm Road Units, including transportation. Fuel procurement for MGE's jointly owned Columbia and Elm Road Units are handled by WPL and WEPCO, respectively, who are the operators of those facilities. If any minimum purchase obligations must be paid under these contracts, management believes these obligations would be considered costs of service and recoverable in rates.

(b)

These commitments include market-based pricing. Management expects to recover these costs in future customer rates.

(c)

MGE has several purchase power agreements to help meet future electric supply requirements. Management expects to recover these costs in future customer rates.

e.

Smart Grid Investment Grant - MGE Energy and MGE.

MGE was approved in 2010 by the U.S. Department of Energy (DOE) under the federal stimulus program for a $5.5 million grant for smart grid projects. The DOE grant requires MGE to match the grant funding, bringing the total cost of the projects to more than $11 million. The projects involve the installation of technologies to boost efficiency, enhance service, and improve reliability for customers. The stimulus grant is being used to fund the following projects: advanced metering infrastructure, plug-in hybrid electric vehicles support, and distribution management. As of June 30, 2013, MGE has spent $10.3 million related to these projects and has outstanding agreements to purchase $1.4 million in smart grid related products for the remainder of 2013.

9.

Derivative and Hedging Instruments - MGE Energy and MGE.

a.

Purpose.

As part of its regular operations, MGE enters into contracts, including options, swaps, futures, forwards, and other contractual commitments, to manage its exposure to commodity prices and gas revenues. To the extent that these contracts are derivatives, MGE assesses whether or not the normal purchases or normal sales exclusion applies. For contracts to which this exclusion cannot be applied, MGE Energy and MGE recognize such derivatives in the consolidated balance sheets at fair value. The majority of MGE's derivative activities are conducted in accordance with its electric and gas risk management program, which is approved by the PSCW and limits the volume MGE can hedge with specific risk management strategies. The maximum length of time over which cash flows related to energy commodities can be hedged is four years. If the derivative qualifies for regulatory deferral, the derivatives are marked to fair value and are offset with a corresponding regulatory asset or liability. The deferred gain or loss is recognized in earnings in the delivery month applicable to the instrument. Gains and losses related to hedges qualifying for regulatory treatment are recoverable in gas rates through the PGA or in electric rates as a component of the fuel rules mechanism.

b.

Notional Amounts.

The gross notional volume of open derivatives is as follows:

	June 30, 2013	December 31, 2012
Commodity derivative contracts	277,295 MWh	444,650 MWh
Commodity derivative contracts	2,940,000 Dth	1,980,000 Dth
FTRs	4,598 MW	2,670 MW

c.

Financial Statement Presentation.

MGE Energy and MGE offset fair value amounts recognized for the right to reclaim collateral (a receivable) or the obligation to return collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting agreement.

MGE purchases and sells exchange-traded and over-the-counter options, swaps, and future contracts. These arrangements are primarily entered into to help stabilize the price risk associated with gas or power purchases. These transactions are employed by both MGE's gas and electric segments. Additionally, as a result of the firm transmission agreements that MGE holds on transmission paths in the MISO market, MGE holds FTRs. An FTR is a financial instrument that entitles the holder to a stream of revenues or charges based on the differences in hourly day-ahead energy prices between two points on the transmission grid. The fair values of these instruments are reflected as a regulatory asset/liability depending on whether they are in a net loss/gain position. Depending on the nature of the instrument, the gain or loss associated with these transactions will be reflected as cost of gas sold, fuel for electric generation, or purchased power expense in the delivery month applicable to the instrument. At June 30, 2013, and December 31, 2012, the fair value of exchange traded derivatives and FTRs exceeded their cost basis by $1.1 million and $0.3 million, respectively.

MGE is a party to a ten-year purchased power agreement that provides MGE with firm capacity and energy during a base term from June 1, 2012, through May 31, 2022. The agreement also allows MGE an option to extend the contract after the base term. The agreement is accounted for as a derivative contract and is recognized at its fair value on the consolidated balance sheet. However, the derivative qualifies for regulatory deferral and is recognized with a corresponding regulatory asset or liability depending on whether the fair value is in a loss or gain position. The fair value of the contract at June 30, 2013, and December 31, 2012, reflects a loss position of $67.7 million and $72.6 million, respectively. The actual fuel cost will be recognized in purchased power expense in the month of purchase.

The following table summarizes the fair value of the derivative instruments on the consolidated balance sheet. All derivative instruments in this table are presented on a gross basis and are calculated prior to the netting of instruments with the same counterparty under a master netting agreement as well as the netting of collateral. For financial statement purposes, MGE Energy and MGE have netted instruments with the same counterparty under a master netting agreement as well as the netting of collateral.

	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
June 30, 2013
Commodity derivative contracts	Other current assets	$521	Derivative liability (current)	$241
Commodity derivative contracts	Other deferred charges	32	Derivative liability (long-term)	17
FTRs	Other current assets	786	Derivative liability (current)	-
Ten-year PPA	N/A	N/A	Derivative liability (current)	9,200
Ten-year PPA	N/A	N/A	Derivative liability (long-term)	58,530

December 31, 2012
Commodity derivative contracts	Other current assets	$365	Derivative liability (current)	$394
Commodity derivative contracts	Other deferred charges	95	Derivative liability (long-term)	11
FTRs	Other current assets	206	Derivative liability (current)	-
Ten-year PPA	N/A	N/A	Derivative liability (current)	9,270
Ten-year PPA	N/A	N/A	Derivative liability (long-term)	63,320

The following tables show the effect of netting arrangements for recognized derivative assets and liabilities that are subject to a master netting arrangement or similar arrangement on the balance sheet.

Offsetting of Derivative Assets
(In thousands)	Gross amounts	Gross amounts offset in balance sheet	Collateral posted against derivative positions	Net amount presented in balance sheet
June 30, 2013
Commodity derivative contracts	$553	$(258)	$-	$295
FTRs	786	-	-	786

December 31, 2012
Commodity derivative contracts	$460	$(405)	$-	$55
FTRs	206	-	-	206

Offsetting of Derivative Liabilities
(In thousands)	Gross amounts	Gross amounts offset in balance sheet	Collateral posted against derivative positions	Net amount presented in balance sheet
June 30, 2013
Commodity derivative contracts	$258	$(258)	$-	$-
Ten-year PPA	67,730	-	-	67,730

December 31, 2012
Commodity derivative contracts	$405	$(405)	$-	$-
Ten-year PPA	72,590	-	-	72,590

The following tables summarize the unrealized and realized gains (losses) related to the derivative instruments on the consolidated balance sheet at June 30, 2013 and 2012, and the consolidated income statement for the three and six months ended June 30, 2013 and 2012.

	2013		2012
(In thousands)	Current and long-term regulatory asset	Other current assets	Current and long-term regulatory asset	Other current assets
Three Months Ended June 30:
Balance at April 1,	$69,197	$259	$71,514	$672
Change in unrealized (gain) loss	(1,963)	-	9,791	-
Realized loss reclassified to a deferred account	(388)	388	(222)	222
Realized gain (loss) reclassified to income
statement	(197)	11	(1,721)	(176)
Balance at June 30,	$66,649	$658	$79,362	$718

Six Months Ended June 30:
Balance at January 1,	$72,329	$574	$42,356	$1,604
Change in unrealized (gain) loss	(3,660)	-	43,101	-
Realized loss reclassified to a deferred account	(678)	678	(2,880)	2,880
Realized loss reclassified to income
statement	(1,342)	(594)	(3,215)	(3,766)
Balance at June 30,	$66,649	$658	$79,362	$718

	Realized losses (gains)
(In thousands)	Regulated gas revenues	Fuel for electric generation/ purchased power	Cost of gas sold
Three Months Ended June 30, 2013:
Commodity derivative contracts	$-	$(538)	$-
FTRs	-	(351)	-
Ten-year PPA	-	1,075	-

Three Months Ended June 30, 2012:
Commodity derivative contracts	$-	$582	$-
FTRs	-	96	-
Ten-year PPA	-	1,219	-

Six Months Ended June 30, 2013:
Commodity derivative contracts	$-	$(516)	$608
FTRs	-	(509)	-
Ten-year PPA	-	2,353	-

Six Months Ended June 30, 2012:
Commodity derivative contracts	$-	$2,510	$3,090
FTRs	-	162	-
Ten-year PPA	-	1,219	-

MGE's commodity derivative contracts, FTRs, and ten-year PPA are subject to regulatory deferral. These derivatives are marked to fair value and are offset with a corresponding regulatory asset or liability. Realized gains and losses are deferred on the consolidated balance sheet and are recognized in earnings in the delivery month applicable to the instrument. As a result of the above described treatment, there are no unrealized gains or losses that flow through earnings.

The ten-year PPA has a provision that may require MGE to post collateral if MGE's debt rating falls below investment grade (i.e., below BBB-). The amount of collateral that it may be required to post varies from $20.0 million to $40.0 million, depending on MGE's nominated capacity amount. As of June 30, 2013, no collateral has been posted. Certain counterparties extend MGE a credit limit. If MGE exceeds these limits, the counterparties may require collateral to be posted. As of June 30, 2013, and December 31, 2012, no counterparties were in a net liability position.

Nonperformance of counterparties to the non-exchange traded derivatives could expose MGE to credit loss. However, MGE enters into transactions only with companies that meet or exceed strict credit guidelines, and it monitors these counterparties on an ongoing basis to mitigate nonperformance risk in its portfolio. As of June 30, 2013, no counterparties have defaulted.

10.

Rate Matters - MGE Energy and MGE.

a.

Rate Proceedings.

On July 26, 2013, the PSCW authorized MGE to freeze electric and natural gas rates at 2013 levels for 2014. The order includes authorizing 100% AFUDC on the Columbia scrubber construction project and deferral of increased costs related to ATC and MISO Schedule 26 fees. As a result of the authorization, approximately $6.2 million associated with a 2012 fuel rule surplus credit will not be required to be refunded to customers and will be amortized in 2014. The fuel credit will accrue interest at MGE's weighted cost of capital. The authorized return on equity will remain unchanged at 10.3%.

On December 14, 2012, the PSCW authorized MGE to increase 2013 rates for retail electric customers by 3.8% or $14.9 million and to increase gas rates by 1.0% or $1.6 million. The change in retail electric rates was driven by costs for new environmental equipment at Columbia, final construction costs for the Elm Road Units, transmission reliability enhancements, and purchased power costs. The authorized return on common stock equity remains unchanged at 10.3%.

On December 15, 2011, under a limited reopener of MGE's last rate order, the PSCW authorized MGE to increase 2012 rates for retail electric customers by 4.3% or $15.7 million and to increase gas rates by 0.3% or $0.6 million. The change in retail electric rates was driven by MGE's electric fuel and purchased power costs, increased transmission costs, an update to the Elm Road Units' costs, and an increase for energy efficiency programs. The PSCW also approved deferral of CSAPR costs.

b.

Fuel Rules.

Fuel rules require the PSCW and Wisconsin utilities to defer electric fuel-related costs that fall outside a symmetrical cost tolerance band around the amount approved for a utility in its most recent base rate proceedings. Any over/under recovery of the actual costs is determined on an annual basis and will be adjusted in future billings to electric retail customers. The fuel rules bandwidth is currently set at plus or minus 2%. Under fuel rules, MGE would defer costs, less any excess revenues, if its actual electric fuel costs exceeded 102% of the electric fuel costs allowed in its latest rate order. Excess revenues are defined as revenues in the year in question that provide MGE with a greater return on common equity than authorized by the PSCW in MGE's latest rate order. Conversely, MGE is required to defer the benefit of lower costs if actual electric fuel costs were less than 98% of the electric fuel costs allowed in that order. As of June 30, 2013, MGE has deferred $0.4 million (to be returned to customers in a future period) of 2013 electric fuel-related savings that are outside the range authorized by the PSCW.

11.

Fair Value of Financial Instruments - MGE Energy and MGE.

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

Fair Value of Financial Assets and Liabilities Recorded at the Carrying Amount.

At June 30, 2013, and December 31, 2012, the carrying amount of cash and cash equivalents approximates fair market value due to the short maturity of those investments and obligations. The estimated fair market value of MGE Energy's and MGE's long-term debt is based on quoted market prices for similar financial instruments at June 30, 2013, and December 31, 2012. Since the long-term debt is not traded in an active market, it is classified as Level 2. The estimated fair market value of MGE Energy's and MGE's financial instruments are as follows:

(In thousands)	June 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
MGE Energy
Assets:
Cash and cash equivalents	$42,333	$42,333	$46,357	$46,357
Liabilities:
Short-term debt - commercial paper	14,000	14,000	-	-
Long-term debt*	360,472	401,854	361,805	427,456

MGE
Assets:
Cash and cash equivalents	$5,310	$5,310	$6,350	$6,350
Liabilities:
Short-term debt - commercial paper	14,000	14,000	-	-
Long-term debt*	360,472	401,854	361,805	427,456

*Includes long-term debt due within one year.

b.

Recurring Fair Value Measurements.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis for MGE Energy and MGE.

	Fair Value as of June 30, 2013
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Exchange-traded investments	$553	$553	$-	$-
Total Assets	$553	$553	$-	$-
Liabilities:
Derivatives, net	$66,649	$(207)	$-	$66,856
Deferred compensation	2,174	-	2,174	-
Total Liabilities	$68,823	$(207)	$2,174	$66,856

MGE
Assets:
Exchange-traded investments	$164	$164	$-	$-
Total Assets	$164	$164	$-	$-
Liabilities:
Derivatives, net	$66,649	$(207)	$-	$66,856
Deferred compensation	2,174	-	2,174	-
Total Liabilities	$68,823	$(207)	$2,174	$66,856

	Fair Value as of December 31, 2012
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Exchange-traded investments	$320	$320	$-	$-
Total Assets	$320	$320	$-	$-
Liabilities:
Derivatives, net	$72,329	$(17)	$-	$72,346
Deferred compensation	2,010	-	2,010	-
Total Liabilities	$74,339	$(17)	$2,010	$72,346

MGE
Assets:
Exchange-traded investments	$117	$117	$-	$-
Total Assets	$117	$117	$-	$-
Liabilities:
Derivatives, net	$72,329	$(17)	$-	$72,346
Deferred compensation	2,010	-	2,010	-
Total Liabilities	$74,339	$(17)	$2,010	$72,346

No transfers were made in or out of Level 1 or Level 2 for the six months ended June 30, 2013.

Investments include exchange-traded investment securities valued using quoted prices on active exchanges and are therefore classified as Level 1.

Derivatives include exchange-traded derivative contracts, over-the-counter transactions, a ten-year purchased power agreement, and FTRs. Most exchange-traded derivative contracts are valued based on unadjusted quoted prices in active markets and are therefore classified as Level 1. A small number of exchange-traded derivative contracts are valued using quoted market pricing in markets with insufficient volumes and are therefore classified as Level 3. Transactions done with an over-the-counter party are on inactive markets and are therefore classified as Level 3. These transactions are valued based on quoted prices from markets with similar exchange traded transactions. FTRs are priced based upon monthly auction results for identical or similar instruments in a closed market with limited data available and are therefore classified as Level 3.

The ten-year purchased power agreement (see Footnote 9) was valued using an internally-developed pricing model and therefore is classified as Level 3. The model projects future market energy prices and compares those prices to the projected power costs to be incurred under the contract. Inputs to the model require significant management judgment and estimation. Future energy prices are based on a forward power pricing curve using exchange-traded contracts in the electric futures market, where such exchange-traded contracts exist, and upon calculations based on forward gas prices, where such exchange-traded contracts do not exist. A basis adjustment is applied to the market energy price to reflect the price differential between the market price delivery point and the counterparty delivery point. The historical relationship between the delivery points is reviewed and a discount (below 100%) or premium (above 100%) is derived. This comparison is done for both peak times when demand is high and off peak times when demand is low. If the basis adjustment is lowered, the fair value measurement will decrease and if the basis adjustment is increased, the fair value measurement will increase.

The projected power costs anticipated to be incurred under the purchased power agreement are determined using many factors, including historical generating costs, future prices, and expected fuel mix of the counterparty. An increase in the projected fuel costs would result in a decrease in the fair value measurement of the purchased power agreement. A significant input that MGE estimates is the counterparty's fuel mix in determining the projected power cost. MGE also considers the assumptions that market participants would use in valuing the asset or liability. This consideration includes assumptions about market risk such as liquidity, volatility, and contract duration. The fair value model uses a discount rate that incorporates discounting, credit, and model risks.

This model is prepared by members of MGE's Energy Supply group. It is reviewed on a quarterly basis by management in Energy Supply and Finance to review the assumptions, inputs, and fair value measurements.

The following table presents the significant unobservable inputs used in the pricing model.

Significant Unobservable Inputs	Model Input
Basis adjustment:
On peak	96.3%
Off peak	95.7%
Counterparty fuel mix:
Internal generation	50% - 70%
Purchased power	50% - 30%

The deferred compensation plan allows participants to defer certain cash compensation into a notional investment account. These amounts are included within other deferred liabilities in the consolidated balance sheets of MGE Energy and MGE. The notional investments earn interest based upon the semiannual rate of U.S. Treasury Bills having a 26 week maturity increased by 1% compounded monthly with a minimum annual rate of 7%, compounded monthly. The notional investments are based upon observable market data, however, since the deferred compensation obligations themselves are not exchanged in an active market, they are classified as Level 2.

The following table summarizes the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for both MGE Energy and MGE.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Beginning balance,	$(69,598)	$(71,188)	$(72,346)	$(40,661)
Realized and unrealized gains (losses):
Included in regulatory liabilities (assets)	2,743	(8,392)	5,490	(38,919)
Included in other comprehensive income	-	-	-	-
Included in earnings	(44)	(1,726)	(1,351)	(3,228)
Included in current assets	(123)	(94)	(123)	(145)
Purchases	6,162	1,917	11,724	1,967
Sales	-	32	(2)	64
Issuances	-	-	-	-
Settlements	(5,996)	(129)	(10,248)	1,342
Transfers in and/or out of Level 3	-	-	-	-
Balance as of June 30,	$(66,856)	$(79,580)	$(66,856)	$(79,580)
Total gains (losses) included in earnings attributed to the change in unrealized gains (losses) related to assets and liabilities held at June 30,(a)

	$-	$-	$-	$-

The following table presents total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis for both MGE Energy and MGE (a).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2013	2012	2013	2012
Purchased Power Expense	$(44)	$(1,726)	$(1,351)	$(3,228)
Cost of Gas Sold Expense	-	-	-	-
Regulated Gas Revenues	-	-	-	-
Total	$(44)	$(1,726)	$(1,351)	$(3,228)

(a)

MGE's exchange-traded derivative contracts, over-the-counter party transactions, ten-year purchased power agreement, and FTRs are subject to regulatory deferral. These derivatives are therefore marked to fair value and are offset with a corresponding regulatory asset or liability.

27

12.

New Accounting Pronouncements - MGE Energy and MGE.

a.

Presentation of Comprehensive Income.

In February 2013, the FASB issued authoritative guidance within the Codification's Comprehensive Income topic that provides guidance on the reporting of amounts reclassified out of accumulated other comprehensive income. Reclassification adjustments will be presented either on the financial statement where income is presented or as a separate disclosure in the notes to the financial statements. This authoritative guidance became effective January 1, 2013. The authoritative guidance had no effect on our financial statement presentation or notes to the financial statements.

b.

Disclosures about Offsetting Assets and Liabilities.

In December 2011, the FASB issued authoritative guidance within the Codification's Balance Sheet topic that provides guidance on disclosures about offsetting assets and liabilities. The new disclosure requirements mandate that entities disclose both gross and net information for instruments and transactions eligible for offset in the balance sheet as well as instruments and transactions subject to a master netting arrangement. In addition, the standard requires disclosure of collateral received and posted in connections with a master netting arrangement. On January 31, 2013, the FASB issued additional authoritative guidance which clarified the scope of disclosures about offsetting assets and liabilities. The revised guidance limits the scope of the new balance sheet offsetting disclosures to derivatives, repurchase agreements, and securities lending transactions to the extent that they are (1) offset in the financial statements or (2) subject to an enforceable master netting arrangement or similar agreement. This authoritative guidance became effective January 1, 2013. The authoritative guidance did not have a financial impact, but required additional disclosures. See Footnote 9 for additional information.

c.

Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.

In February 2013, the FASB issued authoritative guidance within the Codification's Balance Sheet topic that provides guidance on the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. This authoritative guidance will become effective January 1, 2014. The authoritative guidance will not have a financial or disclosure impact.

d.

Presentation of an Unrecognized Tax Benefit.

In July 2013, the FASB issued authoritative guidance within the Codification's Income Statement topic that provides guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exist. The authoritative guidance was issued to eliminate diversity in practice by providing guidance on the presentation of unrecognized tax benefits. This authoritative guidance will become effective January 1, 2014. The authoritative guidance will not have a financial statement or disclosure impact, unless MGE Energy or its subsidiaries are in a net operating loss position.

13.

Segment Information - MGE Energy and MGE.

MGE Energy operates in the following business segments: electric utility, gas utility, nonregulated energy, transmission investment, and all other. See MGE Energy's and MGE's 2012 Annual Report on Form 10-K for additional discussion of each of these segments.

The following tables show segment information for MGE Energy's operations for the indicated periods:

(In thousands) MGE Energy	Electric	Gas	Non- Regulated Energy	Transmission Investment	All Others	Consolidation/ Elimination Entries	Consolidated Total
Three Months Ended June 30, 2013
Operating revenues	$96,846	$30,042	$1,400	$-	$-	$-	$128,288
Interdepartmental revenues	129	2,816	10,691	-	-	(13,636)	-
Total operating revenues	96,975	32,858	12,091	-	-	(13,636)	128,288
Depreciation and amortization	(6,314)	(1,435)	(1,781)	-	-	-	(9,530)
Other operating expenses	(78,051)	(29,572)	(26)	-	(248)	13,636	(94,261)
Operating income (loss)	12,610	1,851	10,284	-	(248)	-	24,497
Other (deductions) income, net	485	(185)	-	2,309	102	-	2,711
Interest (expense) income, net	(2,315)	(759)	(1,605)	-	22	-	(4,657)
Income (loss) before taxes	10,780	907	8,679	2,309	(124)	-	22,551
Income tax (provision) benefit	(3,694)	(606)	(3,483)	(927)	50	-	(8,660)
Net income (loss)	$7,086	$301	$5,196	$1,382	$(74)	$-	$13,891

Three Months Ended June 30, 2012
Operating revenues	$96,339	$18,629	$2,253	$-	$-	$-	$117,221
Interdepartmental revenues	119	3,077	8,677	-	-	(11,873)	-
Total operating revenues	96,458	21,706	10,930	-	-	(11,873)	117,221
Depreciation and amortization	(6,546)	(1,389)	(1,777)	-	-	-	(9,712)
Other operating expenses	(72,265)	(21,746)	(37)	-	(253)	11,873	(82,428)
Operating income (loss)	17,647	(1,429)	9,116	-	(253)	-	25,081
Other income, net	96	27	-	2,242	184	-	2,549
Interest (expense) income, net	(2,465)	(695)	(1,639)	-	35	-	(4,764)
Income (loss) before taxes	15,278	(2,097)	7,477	2,242	(34)	-	22,866
Income tax (provision) benefit	(5,642)	933	(3,001)	(900)	14	-	(8,596)
Net income (loss)	$9,636	$(1,164)	$4,476	$1,342	$(20)	$-	$14,270

Six Months Ended June 30, 2013
Operating revenues	$190,340	$102,509	$2,676	$-	$-	$-	$295,525
Interdepartmental revenues	238	7,692	21,264	-	-	(29,194)	-
Total operating revenues	190,578	110,201	23,940	-	-	(29,194)	295,525
Depreciation and amortization	(12,714)	(2,860)	(3,580)	-	-	-	(19,154)
Other operating expenses	(152,976)	(90,009)	(63)	-	(392)	29,194	(214,246)
Operating income (loss)	24,888	17,332	20,297	-	(392)	-	62,125
Other (deductions) income, net	1,060	(23)	-	4,705	278	-	6,020
Interest (expense) income, net	(4,719)	(1,437)	(3,218)	-	42	-	(9,332)
Income (loss) before taxes	21,229	15,872	17,079	4,705	(72)	-	58,813
Income tax (provision) benefit	(7,127)	(6,595)	(6,740)	(1,898)	22	-	(22,338)
Net income (loss)	$14,102	$9,277	$10,339	$2,807	$(50)	$-	$36,475

Six Months Ended June 30, 2012
Operating revenues	$186,275	$75,648	$4,557	$-	$-	$-	$266,480
Interdepartmental revenues	228	6,063	17,353	-	-	(23,644)	-
Total operating revenues	186,503	81,711	21,910	-	-	(23,644)	266,480
Depreciation and amortization	(13,024)	(2,759)	(3,553)	-	-	-	(19,336)
Other operating expenses	(145,053)	(71,487)	(49)	-	(674)	23,644	(193,619)
Operating income (loss)	28,426	7,465	18,308	-	(674)	-	53,525
Other income, net	260	73	-	4,484	302	-	5,119
Interest (expense) income, net	(5,192)	(1,464)	(3,284)	-	72	-	(9,868)
Income (loss) before taxes	23,494	6,074	15,024	4,484	(300)	-	48,776
Income tax (provision) benefit	(8,427)	(2,305)	(6,030)	(1,810)	114	-	(18,458)
Net income (loss)	$15,067	$3,769	$8,994	$2,674	$(186)	$-	$30,318

The following tables show segment information for MGE's operations for the indicated periods:

(In thousands) MGE	Electric	Gas	Non- Regulated Energy	Transmission Investment	Consolidation/ Elimination Entries	Consolidated Total
Three Months Ended June 30, 2013
Operating revenues	$96,846	$30,042	$1,400	$-	$-	$128,288
Interdepartmental revenues	129	2,816	10,691	-	(13,636)	-
Total operating revenues	96,975	32,858	12,091	-	(13,636)	128,288
Depreciation and amortization	(6,314)	(1,435)	(1,781)	-	-	(9,530)
Other operating expenses*	(81,579)	(30,130)	(3,509)	-	13,636	(101,582)
Operating income*	9,082	1,293	6,801	-	-	17,176
Other (deductions) income, net*	319	(233)	-	1,382	-	1,468
Interest expense, net	(2,315)	(759)	(1,605)	-	-	(4,679)
Net income	7,086	301	5,196	1,382	-	13,965
Less: Net income attributable to
noncontrolling interest, net of tax	-	-	-	-	(6,860)	(6,860)
Net income attributable to MGE	$7,086	$301	$5,196	$1,382	$(6,860)	$7,105

Three Months Ended June 30, 2012
Operating revenues	$96,339	$18,629	$2,253	$-	$-	$117,221
Interdepartmental revenues	119	3,077	8,677	-	(11,873)	-
Total operating revenues	96,458	21,706	10,930	-	(11,873)	117,221
Depreciation and amortization	(6,546)	(1,389)	(1,777)	-	-	(9,712)
Other operating expenses*	(77,849)	(20,797)	(3,038)	-	11,873	(89,811)
Operating income (loss)*	12,063	(480)	6,115	-	-	17,698
Other income, net*	38	11	-	1,342	-	1,391
Interest expense, net	(2,465)	(695)	(1,639)	-	-	(4,799)
Net income (loss)	9,636	(1,164)	4,476	1,342	-	14,290
Less: Net income attributable to
noncontrolling interest, net of tax	-	-	-	-	(6,080)	(6,080)
Net income (loss) attributable to MGE	$9,636	$(1,164)	$4,476	$1,342	$(6,080)	$8,210

Six Months Ended June 30, 2013
Operating revenues	$190,340	$102,509	$2,676	$-	$-	$295,525
Interdepartmental revenues	238	7,692	21,264	-	(29,194)	-
Total operating revenues	190,578	110,201	23,940	-	(29,194)	295,525
Depreciation and amortization	(12,714)	(2,860)	(3,580)	-	-	(19,154)
Other operating expenses*	(160,085)	(96,598)	(6,803)	-	29,194	(234,292)
Operating income*	17,779	10,743	13,557	-	-	42,079
Other (deductions) income, net*	1,042	(29)	-	2,807	-	3,820
Interest expense, net	(4,719)	(1,437)	(3,218)	-	-	(9,374)
Net income	14,102	9,277	10,339	2,807	-	36,525
Less: Net income attributable to
noncontrolling interest, net of tax	-	-	-	-	(13,686)	(13,686)
Net income attributable to MGE	$14,102	$9,277	$10,339	$2,807	$(13,686)	$22,839

Six Months Ended June 30, 2012
Operating revenues	$186,275	$75,648	$4,557	$-	$-	$266,480
Interdepartmental revenues	228	6,063	17,353	-	(23,644)	-
Total operating revenues	186,503	81,711	21,910	-	(23,644)	266,480
Depreciation and amortization	(13,024)	(2,759)	(3,553)	-	-	(19,336)
Other operating expenses*	(153,357)	(73,758)	(6,079)	-	23,644	(209,550)
Operating income*	20,122	5,194	12,278	-	-	37,594
Other income, net*	137	39	-	2,674	-	2,850
Interest expense, net	(5,192)	(1,464)	(3,284)	-	-	(9,940)
Net income	15,067	3,769	8,994	2,674	-	30,504
Less: Net income attributable to
noncontrolling interest, net of tax	-	-	-	-	(12,152)	(12,152)
Net income attributable to MGE	$15,067	$3,769	$8,994	$2,674	$(12,152)	$18,352

*Amounts are shown net of the related tax expense, consistent with the presentation on the consolidated MGE Income Statement.

The following table shows segment information for MGE Energy's and MGE's assets and capital expenditures:

(In thousands) MGE Energy	Utility			Consolidated
	Electric	Gas	Assets not Allocated	Nonregulated Energy	Transmission Investment	All Others	Consolidation/ Elimination Entries	Total
Assets:
June 30, 2013	$929,269	$265,870	$13,721	$317,538	$62,837	$412,833	$(411,759)	$1,590,309
December 31, 2012	888,444	285,468	18,559	323,216	61,064	413,291	(403,118)	1,586,924
Capital Expenditures:
Six Months Ended June 30, 2013	$55,074	$5,908	$-	$2,155	$-	$-	$-	$63,137
Year ended Dec. 31, 2012	81,965	13,812	-	2,658	-	-	-	98,435

(In thousands) MGE	Utility			Consolidated
	Electric	Gas	Assets not Allocated	Nonregulated Energy	Transmission Investment	Elimination Entries	Total
Assets:
June 30, 2013	$929,269	$265,870	$13,721	$317,488	$62,837	$(29,744)	$1,559,441
December 31, 2012	888,444	285,468	18,559	323,166	61,064	(23,050)	1,553,651
Capital Expenditures:
Six Months Ended June 30, 2013	$55,074	$5,908	$-	$2,155	$-	$-	$63,137
Year ended Dec. 31, 2012	81,965	13,812	-	2,658	-	-	98,435

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

MGE Energy is an investor-owned public utility holding company operating through subsidiaries in five business segments:

•

Regulated electric utility operations, conducted through MGE,

•

Regulated gas utility operations, conducted through MGE,

•

Nonregulated energy operations, conducted through MGE Power and its subsidiaries,

•

Transmission investments, representing our equity investment in ATC, and

•

All other, which includes corporate operations and services.

Our principal subsidiary is MGE, which generates and distributes electric energy, distributes natural gas, and represents a majority portion of our assets, liabilities, revenues, and expenses. MGE generates and distributes electricity to approximately 140,000 customers in Dane County, Wisconsin, including the city of Madison, and purchases and distributes natural gas to approximately 145,000 customers in the Wisconsin counties of Columbia, Crawford, Dane, Iowa, Juneau, Monroe, and Vernon.

Our nonregulated energy operations own interests in electric generating capacity that is leased to MGE. The ownership/leasing structure was adopted under applicable state regulatory guidelines for MGE's participation in these generation facilities, consisting principally of a stable return on the equity investment in the new generation facilities over the term of the related leases. The nonregulated energy operations include an ownership interest in two coal-fired generating units in Oak Creek, Wisconsin and a partial ownership of a cogeneration project on the UW-Madison campus. A third party operates the units in Oak Creek, and MGE operates the cogeneration project. Due to the nature of MGE's participation in these facilities, the results of our nonregulated operations are also consolidated into MGE's consolidated financial position and results of operations under applicable accounting standards.

Overview

Our primary focus today and for the foreseeable future is our core utility customers at MGE as well as creating long-term value for our shareholders. MGE continues to face the challenge of providing its customers with reliable power at competitive prices. MGE meets this challenge by investing in more efficient generation projects, including renewable energy sources. In the future, MGE will continue to focus on growing earnings while controlling operating and fuel costs. MGE will continue to maintain safe and efficient operations in addition to providing customer value. We believe it is critical to maintain a strong credit standing consistent with financial strength in MGE as well as the parent company in order to accomplish these goals.

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

•

Regulation and regulatory issues, and their impact on the timing and recovery of costs,

•

Energy commodity prices,

•

Equity price risk pertaining to pension related assets,

•

Credit market conditions, including interest rates and our debt credit rating,

•

Environmental laws and regulations, including adopted and pending environmental rule changes,

•

Construction risk in connection with the Columbia environmental project,

and other factors listed in "Item 1A. Risk Factors" in our 2012 Annual Report on Form 10-K.

For the three months ended June 30, 2013, MGE Energy's earnings were $13.9 million or $0.60 per share compared to $14.3 million or $0.62 per share for the same period in the prior year. MGE's earnings for the three months ended June 30, 2013, were $7.1 million compared to $8.2 million for the same period in the prior year.

For the six months ended June 30, 2013, MGE Energy's earnings were $36.5 million or $1.58 per share compared to $30.3 million or $1.31 per share for the same period in the prior year. MGE's earnings for the six months ended June 30, 2013, were $22.8 million compared to $18.4 million for the same period in the prior year.

MGE Energy's income was derived from our business segments as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)
Business Segment:	2013	2012	2013	2012
Electric Utility	$7,086	$9,636	$14,102	$15,067
Gas Utility	301	(1,164)	9,277	3,769
Nonregulated Energy	5,196	4,476	10,339	8,994
Transmission Investment	1,382	1,342	2,807	2,674
All Other	(74)	(20)	(50)	(186)
Net Income	$13,891	$14,270	$36,475	$30,318

Our net income during the three months ended June 30, 2013, primarily reflects the effects of the following factors:

•

Electric net income decreased due to a 4.3% decrease in electric sales. Cooling degree days (a measure for determining the impact of weather during the cooling season) decreased by 39% compared to the prior year due to the warmer than normal weather in 2012. In addition, operating and maintenance expenditures increased over the prior period driven by increased costs at Columbia.

•

A 28.0% increase in gas sales reflecting higher customer demand due to cooler weather compared to the same period in the prior year. Heating degree days (a measure for determining the impact of weather during the heating season) increased by 38% compared to the prior period.

•

Higher nonregulated revenues primarily attributable to approved recovery in December 2012 of force majeure costs associated with the construction of the Elm Road Units. The recovery of the force majeure costs began in 2013. A portion of the recovery pertaining to periods prior to the PSCW order will only affect 2013.

Our net income during the six months ended June 30, 2013, primarily reflects the effects of the following factors:

•

Electric net income decreased due to a 1.9% decrease in electric sales. Cooling degree days decreased by 44% compared to the prior year due to the warmer than normal weather in 2012. In addition, operating and maintenance expenditures increased over the prior period driven by increased costs at Columbia.

•

A 30.7% increase in gas sales reflecting higher customer demand due to a colder winter. Heating degree days increased by 38% compared to the prior period.

•

Higher nonregulated revenues primarily attributable to approved recovery in December 2012 of force majeure costs associated with the construction of the Elm Road Units. The recovery of the force majeure costs began in 2013. A portion of the recovery pertaining to periods prior to the PSCW order will only affect 2013.

During the first six months of 2013, the following events occurred:

Columbia Environmental Project: In early 2011, the PSCW authorized the construction of air emission reduction systems and associated equipment on Columbia Units 1 and 2. MGE's estimated share of the capital expenditures required to complete this project will be approximately $140 million. As of June 30, 2013, MGE has accumulated $98.9 million (excluding carrying costs) related to its share of the project, which is reflected in the Construction Work in Progress balance on MGE Energy's and MGE's consolidated balance sheets. Of this amount, MGE has accumulated $39.0 million in 2013. MGE has recognized $1.1 million (after tax) in AFUDC equity related to this project for the six months ended June 30, 2013.

Smart Grid Investment Grant: MGE was approved in 2010 by the U.S. Department of Energy (DOE) under the federal stimulus program for a $5.5 million grant for smart grid projects. The DOE grant requires MGE to match the grant funding, bringing the total cost of the projects to more than $11 million. The projects involve the installation of technologies to boost efficiency, enhance service, and improve reliability for customers. The stimulus grant is being used to fund the following projects: advanced metering infrastructure, plug-in hybrid electric vehicles support, and distribution management. As of June 30, 2013, MGE has spent $10.3 million related to these projects. Of this amount, $1.9 million was incurred during the six months ended June 30, 2013. MGE also has outstanding agreements to purchase $1.4 million in smart grid related products for the remainder of 2013.

Credit Facilities: In late June 2013, we amended the existing credit facilities at MGE Energy and MGE to increase the aggregate commitments available thereunder to $50 million and $100 million, respectively, to extend the maturity date of each facility to July 31, 2017, and to lower the adders used in the determination of the interest rates applicable to credit extensions under those facilities. See "Credit Facilities" under "Contractual Obligations and Commercial Commitments" below.

In the near term, several items may affect us, including:

Rate Filing: On July 26, 2013, the PSCW authorized MGE to freeze electric and natural gas rates at 2013 levels for 2014. The order includes authorizing 100% AFUDC on the Columbia scrubber construction project and deferral of increased costs related to ATC and MISO Schedule 26 fees. As a result of the authorization, approximately $6.2 million associated with a 2012 fuel rule surplus credit will not be required to be refunded to customers and will be amortized in 2014. The fuel credit will accrue interest at MGE's weighted cost of capital. The authorized return on equity will remain unchanged at 10.3%.

Environmental Initiatives: There are proposed legislation, rules, and initiatives involving matters related to air emissions, water effluent, hazardous materials, and greenhouse gases, all of which affect generation plant capital expenditures and operating costs as well as future operational planning. Such legislation and rulemaking could significantly affect the costs of owning and operating fossil-fueled generating plants, such as Columbia and Elm Road, from which we derive approximately 43% of our electric generating capacity. We would expect to seek and receive recovery of any such costs in rates; however, it is difficult to estimate the amount of such costs due to the uncertainty as to the timing and form of the legislation and rules, and the scope and time of the recovery of costs in rates. In addition, MGE resolved claims surrounding the alleged failure, among other things, to obtain necessary air permits and implement necessary emission controls associated with past activities at Columbia. See Columbia discussion in Footnote 8.a. in Notes to Consolidated Financial Statements.

Columbia Environmental Project: MGE's share of the capital expenditures associated with the Columbia environmental project will be approximately $29 million for the remainder of 2013 million and $12 million in 2014. We intend to fund any remaining capital commitments with funds generated from normal operations and the issuance of long-term and short-term debt. See "Long-Term Debt" under "Contractual Obligations and Commercial Commitments" below for more information.

General economic conditions: Economic conditions both inside and outside our service area are expected to continue to affect the level of demand for our utility services and may affect the collection of our accounts receivable and the creditworthiness of counterparties with whom we do business. We have in place lines of credit aggregating $150 million for MGE Energy (including MGE) and $100 million for MGE to address our liquidity needs.

The following discussion is based on the business segments as discussed in Footnote 13.

Three Months Ended June 30, 2013 and 2012

Electric Utility Operations - MGE Energy and MGE

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the periods indicated:

	Revenues			Sales (kWh)
(in thousands, except cooling degree days)	Three Months Ended June 30,			Three Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
Residential	$29,867	$29,690	0.6%	177,049	185,858	(4.7)%
Commercial	53,295	52,796	0.9%	449,868	460,939	(2.4)%
Industrial	5,140	5,136	0.1%	64,330	65,521	(1.8)%
Other-retail/municipal	9,732	9,556	1.8%	105,958	107,869	(1.8)%
Total retail	98,034	97,178	0.9%	797,205	820,187	(2.8)%
Sales to the market	198	474	(58.2)%	3,868	17,170	(77.5)%
Adjustments to revenues	(1,386)	(1,313)	(5.6)%	-	-	- %
Total	$96,846	$96,339	0.5%	801,073	837,357	(4.3)%

Cooling degree days (normal 182)				190	310	(38.7)%

Electric operating revenues increased $0.5 million or 0.5% for the three months ended June 30, 2013, due to the following:

(In millions)
Rate changes	$3.6
Volume	(2.7)
Sales to the market	(0.3)
Adjustments to revenues	(0.1)
Total	$0.5

•

Rate changes. Rates charged to retail customers for the three months ended June 30, 2013, were 3.8% or $3.6 million higher than those charged during the same period in the prior year.

In December 2012, the PSCW authorized MGE to increase 2013 rates for retail electric customers by 3.8% or $14.9 million. The increase in retail electric rates is driven by costs for new environmental equipment at Columbia, final construction costs for the Elm Road Units, transmission reliability enhancements, and purchased power costs.

•

Volume. During the three months ended June 30, 2013, there was a 2.8% decrease in total retail sales volumes compared to the same period in the prior year driven by a return to more normal weather in 2013 compared to unusually warm weather in 2012.

•

Sales to the market. Sales to the market represent wholesale sales made to third parties who are not ultimate users of the electricity. These sales may include spot market transactions on the markets operated by MISO and PJM. These sales may also include bilateral sales to other utilities or power marketers.

•

Adjustments to revenues. The adjustments to revenues amount includes the elimination of carrying costs for the Elm Road Units and WCCF that were collected in electric rates, which are recognized as nonregulated energy operating revenues in our Nonregulated Energy Operations segment.

Electric fuel and purchased power

The expense for fuel for electric generation decreased $1.7 million or 14.6% during the three months ended June 30, 2013, compared to the same period in the prior year. Internal electric generated volume delivered to the system decreased 21.7%, which resulted in $2.5 million of decreased expense, reflecting lower generation at Columbia. This decrease was offset by an increase in internal electric generation costs of $0.8 million as a result of a 9.1% increase in the per-unit cost (largely due to higher natural gas prices).

Excluding the fuel rules adjustments discussed below, purchased power expense increased $6.0 million, compared to the same period in the prior year. This increase in expense reflects a $4.2 million or 29.3% increase in the volume of power purchased from third parties and an increase of $1.8 million or 9.6% increase in the per-unit cost of purchased power.

Based on PSCW fuel rules, MGE is required to defer electric fuel-related costs that fall outside a 2% cost tolerance band around the amount used in the most recent rate proceeding. Any fuel rules adjustments are reflected in purchased power expense. During the three months ended June 30, 2013 and 2012, MGE's actual fuel costs fell below the lower end of this tolerance band, which resulted in MGE deferring $0.4 million and $2.7 million, respectively, in fuel-related cost savings to be returned to customers and MGE recording a corresponding increase in purchased power costs. Any over/under recovery of the deferred costs is determined on an annual basis and adjusted in future billings to customers. After combining the fuel rules adjustments with the actual savings discussed above, purchased power expense increased $3.7 million ($6.0 million increase discussed above less $2.3 million fuel rules difference) during the three months ended June 30, 2013, compared to the prior year.

Electric operating and maintenance expenses

Electric operating and maintenance expenses increased $1.5 million during the three months ended June 30, 2013, compared to the same period in 2012. The following changes contributed to the net change:

(In millions)
Increased production expenses	$1.7
Increased transmission costs	0.7
Increased distribution expenses	0.3
Increased other costs	0.1
Decreased customer service costs	(0.3)
Decreased administrative and general costs	(1.0)
Total	$1.5

For the three months ended June 30, 2013, increased production costs are primarily due to increased costs at Columbia and increased transmission costs are primarily due to an increase in transmission reliability enhancements. A decrease in administrative and general costs is primarily due to decreased pension costs.

Gas Utility Operations - MGE Energy and MGE

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class during each of the periods indicated:

	Revenues			Therms Delivered
(In thousands, except HDD and average rate per therm of retail customer)	Three Months Ended June 30,			Three Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
Residential	$15,629	$10,235	52.7%	14,052	9,988	40.7%
Commercial/Industrial	13,643	7,791	75.1%	22,836	18,621	22.6%
Total retail	29,272	18,026	62.4%	36,888	28,609	28.9%
Gas transportation	645	500	29.0%	7,784	6,300	23.6%
Other revenues	125	103	21.4%	-	-	- %
Total	$30,042	$18,629	61.3%	44,672	34,909	28.0%
Heating degree days (normal 835)				897	652	37.6%
Average rate per therm of
retail customer	$0.794	$0.630	26.0%

Gas revenues increased $11.4 million or 61.3% for the three months ended June 30, 2013. These changes are related to the following factors:

(In millions)
Gas costs/rates	$6.0
Gas deliveries	5.2
Transportation and other effects	0.2
Total	$11.4

•

Gas costs/rates. The average retail rate per therm for the three months ended June 30, 2013, increased 26.0% compared to the same period in 2012, reflecting higher natural gas commodity costs.

•

Retail gas deliveries. For the three months ended June 30, 2013, retail gas deliveries increased 28.9% compared to the same period in 2012 as a result of colder weather during the winter months compared to milder weather in the prior year.

Cost of gas sold

For the three months ended June 30, 2013, cost of gas sold increased by $8.9 million, compared to the same period in the prior year. The cost per therm of natural gas increased 64.2%, which resulted in $6.5 million of increased expense. In addition, the volume of gas purchased increased 30.8%, which resulted in $2.4 million of increased expense.

Gas operating and maintenance expenses

Gas operating and maintenance expenses decreased by $0.9 million for the three months ended June 30, 2013, compared to the same period in 2012. The following changes contributed to the net change:

(In millions)
Decreased administrative and general costs	$(0.7)
Decreased customer service costs	(0.4)
Increased distribution costs	0.1
Increased customer accounts costs	0.1
Total	$(0.9)

For the three months ended June 30, 2013, decreased administrative and general costs are primarily due to decreased pension costs and decreased customer service costs are primarily due to lower energy conservation spending.

Nonregulated Energy Operations - MGE Energy and MGE

For the three months ended June 30, 2013 and 2012, net income at the nonregulated energy operations segment was $5.2 million and $4.5 million, respectively. The nonregulated energy operations are conducted through MGE Energy's subsidiaries: MGE Power Elm Road and MGE Power West Campus. These subsidiaries have been formed to construct, own and lease electric generating capacity to assist MGE.

Results for the three months ended June 30, 2013, reflect the recovery of force majeure costs associated with the construction of the Elm Road Units. In December 2012, as part of WEPCO's (the operator and primary owner of the Elm Road Units) 2013 Wisconsin rate case, the PSCW determined that 100% of the construction costs for the Elm Road Units were prudently incurred, and approved the recovery in rates of more than 99.5% of these costs. The recovery of the force majeure costs began in 2013. A portion of the recovery pertaining to periods prior to the PSCW order will only affect 2013.

Transmission Investment Operations - MGE Energy and MGE

Transmission investment other income

For the three months ended June 30, 2013, other income at the transmission investment segment was $2.3 million compared to $2.2 million for the same period in 2012. The transmission investment segment holds our interest in ATC, and its income reflects our equity in the earnings of ATC. See Footnote 3 for additional information concerning ATC and summarized financial information regarding ATC.

Consolidated Income Taxes - MGE Energy and MGE

MGE Energy's and MGE's effective income tax rate for the three months ended June 30, 2013, was 38.4% compared to 37.6% for the same period in 2012.

Noncontrolling Interest, Net of Tax - MGE

The noncontrolling interest, net of tax, reflects the accounting required for MGE Energy's interest in MGE Power Elm Road (the Elm Road Units) and MGE Power West Campus (WCCF). MGE Energy owns 100% of MGE Power Elm Road and MGE Power West Campus; however, due to the contractual agreements for these projects with MGE, the entities are considered VIEs and their results are consolidated with those of MGE, the primary beneficiary of the VIEs. Also included in noncontrolling interest, net of tax, is MGE Energy's interest in MGE Transco. The following table shows MGE Energy's noncontrolling interest, net of tax, reflected on MGE's consolidated statement of income:

	Three Months Ended June 30,
(in millions)	2013	2012
MGE Power Elm Road	$4.4	$3.7
MGE Power West Campus	$1.9	$1.9
MGE Transco	$0.6	$0.5

Six Months Ended June 30, 2013 and 2012

Electric Utility Operations - MGE Energy and MGE

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the periods indicated:

	Revenues			Sales (kWh)
(in thousands, except cooling degree days)	Six Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
Residential	$63,441	$59,829	6.0%	386,831	382,021	1.3%
Commercial	101,442	99,992	1.5%	879,227	892,694	(1.5)%
Industrial	9,671	9,662	0.1%	123,517	125,369	(1.5)%
Other-retail/municipal	18,371	18,530	(0.9)%	203,496	215,549	(5.6)%
Total retail	192,925	188,013	2.6%	1,593,071	1,615,633	(1.4)%
Sales to the market	217	754	(71.2)%	14,014	22,958	(39.0)%
Adjustments to revenues	(2,802)	(2,492)	(12.4)%	-	-	- %
Total	$190,340	$186,275	2.2%	1,607,085	1,638,591	(1.9)%

Cooling degree days (normal 182)				190	336	(43.5)%

Electric operating revenues increased $4.1 million or 2.2% for the six months ended June 30, 2013, due to the following:

(In millions)
Rate changes	$7.5
Volume	(2.6)
Sales to the market	(0.5)
Adjustments to revenues	(0.3)
Total	$4.1

•

Rate changes. Rates charged to retail customers for the six months ended June 30, 2013, were 4.1% or $7.5 million higher than those charged during the same period in the prior year.

In December 2012, the PSCW authorized MGE to increase 2013 rates for retail electric customers by 3.8% or $14.9 million. The increase in retail electric rates is driven by costs for new environmental equipment at Columbia, final construction costs for the Elm Road Units, transmission reliability enhancements, and purchased power costs.

•

Volume. During the six months ended June 30, 2013, there was a 1.4% decrease in total retail sales volumes compared to the same period in the prior year driven by a return to more normal weather in 2013 compared to unusually warm weather in 2012.

•

Sales to the market. Sales to the market represent wholesale sales made to third parties who are not ultimate users of the electricity. These sales may include spot market transactions on the markets operated by MISO and PJM. These sales may also include bilateral sales to other utilities or power marketers.

•

Adjustments to revenues. The adjustments to revenues amount includes the elimination of carrying costs for Elm Road Units and the WCCF that were collected in electric rates, which are recognized as nonregulated energy operating revenues in our Nonregulated Energy Operations segment.

Electric fuel and purchased power

The expense for fuel for electric generation increased $0.2 million or 1.2% during the six months ended June 30, 2013, compared to the same period in the prior year. Generation volumes increased 1.0% or $0.2 million.

Excluding the fuel rules adjustments discussed below, purchased power expense increased $4.7 million during the six months ended June 30, 2013, compared to the same period in the prior year. This increase in expense reflects a $6.8 million or 21.3% increase in the per-unit cost of purchased power, partially offset by $2.1 million or 6.1% decrease in the volume of power purchased from third parties.

Based on PSCW fuel rules, MGE is required to defer electric fuel-related costs that fall outside a 2% cost tolerance band around the amount used in the most recent rate proceeding. Any fuel rules adjustments are reflected in purchased power expense. During the six months ended June 30, 2013 and 2012, MGE's actual fuel costs fell below the lower end of this tolerance band, which resulted in MGE deferring $0.4 million and $2.7 million, respectively, in fuel-related cost savings to be returned to customers and MGE recording a corresponding increase in purchased power costs. Any over/under recovery of the deferred costs is determined on an annual basis and adjusted in future billings to customers. After combining the fuel rules adjustments with the actual savings discussed above, purchased power expense increased $2.4 million ($4.7 million increase discussed above less $2.3 million fuel rules difference) during the six months ended June 30, 2013, compared to the prior year.

Electric operating and maintenance expenses

Electric operating and maintenance expenses increased $1.1 million during the six months ended June 30, 2013, compared to the same period in 2012. The following changes contributed to the net change:

(In millions)
Increased production costs	$1.8
Increased transmission costs	1.5
Increased distribution costs	0.3
Decreased customer services costs	(0.7)
Decreased administrative and general costs	(1.8)
Total	$1.1

For the six months ended June 30, 2013, increased production costs are primarily due to increased costs at Columbia and increased transmission costs are due to an increase in transmission reliability enhancements. Decreased administrative and general costs are primarily due to decreased pension costs and decreased customer service costs are due to lower energy conservation spending.

Gas Utility Operations - MGE Energy and MGE

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class during each of the periods indicated:

	Revenues			Therms Delivered
(In thousands, except HDD and average rate per therm of retail customer)	Six Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
Residential	$57,240	$43,616	31.2%	61,506	45,588	34.9%
Commercial/Industrial	43,415	30,562	42.1%	72,047	55,568	29.7%
Total retail	100,655	74,178	35.7%	133,553	101,156	32.0%
Gas transportation	1,588	1,229	29.2%	20,111	16,417	22.5%
Other revenues	266	241	10.4%	-	-	- %
Total	$102,509	$75,648	35.5%	153,664	117,573	30.7%
Heating degree days (normal 4,323)				4,642	3,369	37.8%
Average Rate Per Therm of
Retail Customer	$0.754	$0.733	2.9%

Gas revenues increased $26.9 million or 35.5% for the six months ended June 30, 2013. These changes are related to the following factors:

(In millions)
Gas deliveries	$23.8
Gas costs/rates	2.7
Transportation and other effects	0.4
Total	$26.9

•

Retail gas deliveries. For the six months ended June 30, 2013, retail gas deliveries increased 32.0% compared to the same period in 2012, as a result of colder weather during the winter months compared to milder weather in the prior year.

•

Gas costs/rates. The average retail rate per therm for the six months ended June 30, 2013, increased 2.8% compared to the same period in 2012, reflecting higher natural gas commodity costs.

Cost of gas sold

For the six months ended June 30, 2013, cost of gas sold increased by $18.8 million, compared to the same period in the prior year. The volume of purchased gas increased 32.4%, which resulted in $13.8 million of increased expense. In addition, the cost per therm of natural gas increased 8.9%, which resulted in $5.0 million of increased expense.

Gas operating and maintenance expenses

Gas operating and maintenance expenses decreased by $1.6 million for the six months ended June 30, 2013, compared to the same period in 2012. The following changes contributed to the net change:

(In millions)
Decreased administrative and general costs	$(1.1)
Decreased customer service costs	(0.7)
Increased distribution costs	0.2
Total	$(1.6)

For the six months ended June 30, 2013, decreased administrative and general costs are primarily due to decreased pension costs and decreased customer service costs are due to lower energy conservation spending.

Nonregulated Energy Operations - MGE Energy and MGE

For the six months ended June 30, 2013 and 2012, net income at the nonregulated energy operations segment was $10.3 million and $9.0 million, respectively. The nonregulated energy operations are conducted through MGE Energy's subsidiaries: MGE Power, MGE Power Elm Road and MGE Power West Campus. These subsidiaries have been formed to construct, own and lease electric generating capacity to assist MGE.

Results for the six months ended June 30, 2013, reflect the recovery of force majeure costs associated with the construction of the Elm Road Units. In December 2012, as part of WEPCO's (the operator and primary owner of the Elm Road Units) 2013 Wisconsin rate case, the PSCW determined that 100% of the construction costs for the Elm Road Units were prudently incurred, and approved the recovery in rates of more than 99.5% of these costs. The recovery of the force majeure costs began in 2013. A portion of the recovery pertaining to periods prior to the PSCW order will only affect 2013.

Transmission Investment Operations - MGE Energy and MGE

Transmission investment other income

For the six months ended June 30, 2013 and 2012, other income at the transmission investment segment was $4.7 million and $4.5 million, respectively. The transmission investment segment holds our interest in ATC, and its income reflects our equity in the earnings of ATC. See Footnote 3 for additional information concerning ATC and summarized financial information regarding ATC.

Consolidated Income Taxes - MGE Energy and MGE

MGE Energy's and MGE's effective income tax rate for the six months ended June 30, 2013, was 38.0% compared to 37.8% for the same period in 2012.

Noncontrolling Interest, Net of Tax - MGE

The noncontrolling interest, net of tax, reflects the accounting required for MGE Energy's interest in MGE Power Elm Road (the Elm Road Units) and MGE Power West Campus (WCCF). MGE Energy owns 100% of MGE Power Elm Road and MGE Power West Campus; however, due to the contractual agreements for these projects with MGE, the entities are considered VIEs and their results are consolidated with those of MGE, the primary beneficiary of the VIEs. Also included in noncontrolling interest, net of tax, is MGE Energy's interest in MGE Transco. The following table shows MGE Energy's noncontrolling interest, net of tax, reflected on MGE's consolidated statement of income:

	Six Months Ended
	June 30,
(in millions)	2013	2012
MGE Power Elm Road	$8.7	$7.4
MGE Power West Campus	$3.8	$3.8
MGE Transco	$1.2	$1.0

Contractual Obligations and Commercial Commitments - MGE Energy and MGE

There were no material changes, other than from the normal course of business, to MGE Energy's and MGE's contractual obligations (representing cash obligations that are considered to be firm commitments) and commercial commitments (representing commitments triggered by future events) during the six months ended June 30, 2013, except as noted below. Further discussion of the contractual obligations and commercial commitments is included in Footnote 8 of this Report and Footnote 18 and "Contractual Obligations and Commercial Commitments for MGE Energy and MGE" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in MGE Energy's and MGE's 2012 Annual Report on Form 10-K.

Purchase Contracts - MGE Energy and MGE

See Footnote 8.d. for a description of commitments at June 30, 2013, that MGE Energy and MGE have entered with respect to various commodity supply, transportation and storage contracts to meet their obligations to deliver electricity and natural gas to customers.

Smart Grid Investment Grant - MGE Energy and MGE

See Footnote 8.e. for a description of MGE's commitments and expenditures related to a grant received from the U.S. Department of Energy (DOE) under the federal stimulus program for smart grid projects.

Credit Facilities - MGE Energy and MGE

On June 19, 2013, each of MGE Energy and MGE entered into an amendment to its existing credit agreement dated as of July 30, 2010, with various financial institutions, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent. In the case of MGE Energy, the principal purposes of the amendment are to increase the revolving credit facility to $50 million from $40 million and to extend the expiration date of the credit agreement to July 31, 2017 from July 31, 2015. In the case of MGE, the principal purposes of the amendment are to increase the revolving credit facility to $100 million from $75 million and to extend the expiration date of the credit agreement to July 31, 2017 from July 31, 2015. In addition, both amendments lowered the adders used in the determination of the interest rates under the existing credit agreements. As a result of the amendments, the existing credit agreements for both of MGE Energy and MGE carry interest at either (i) a "floating rate," plus an adder ranging from zero to 0.125%, depending upon the credit ratings assigned to MGE's senior unsecured long-term debt securities; or (ii) a "Eurodollar Rate," plus an adder ranging from 0.675% to 1.125%, depending upon the credit ratings assigned to MGE's senior unsecured long-term debt securities. The "floating rate" is calculated on a daily basis as the highest of a prime rate, a Federal Funds effective rate plus 0.5% per annum, or a Eurodollar Rate for a one month interest period plus 1%. The "Eurodollar Rate" is calculated as provided in the credit agreements for the selected interest period. As of June 30, 2013, neither MGE Energy nor MGE had any borrowings outstanding under their respective credit agreements; however, MGE had $14 million in commercial paper outstanding.

Long-term Debt - MGE Energy and MGE

On July 18, 2013, MGE issued $20 million in principal amount of 4.42% senior notes, Series A, due July 15, 2043 and $20 million in principal amount of 4.47%, senior notes, Series B, due July 15, 2048. The Notes were issued pursuant to a Note Purchase Agreement with several note purchasers. The Notes are unsecured and are not issued under, or governed by, MGE's Indenture dated as of September 1, 1998, which governs MGE's Medium-Term Notes. MGE used the net proceeds from the sale of the Notes to redeem on July 18, 2013, $20 million of its 5.26% Medium-Term Notes due September 29, 2017, and to make a $20 million partial redemption of its 5.59% Senior Notes due September 11, 2018. MGE paid a redemption price equal to the principal amount of the notes that were redeemed, plus accrued interest to the redemption date, plus a make-whole premium equal to $3.2 million and $3.6 million, for the 5.26% Medium-Term Notes due September 29, 2017 and 5.59% Senior Notes due September 11, 2018, respectively. The make-whole premiums are treated as a regulatory asset and will be amortized over the life of the Series A and Series B Notes. Any interest savings in 2013 will be deferred. There is $20 million principal amount of the 5.59% Senior Notes remaining outstanding after the redemption.

The Note Purchase Agreement under which the Series A and Series B Notes were issued also contemplates the issuance on or about September 16, 2013, of $30 million in principal amount of 3.09% Senior Notes, Series C, due September 15, 2023 and $15 million of 3.29% Senior Notes, Series D, due September 15, 2026. When issued on or about September 16, 2013, the Series C Notes and the Series D Notes will carry interest rates of 3.09% per annum and 3.29% per annum, respectively. The Series C Notes will mature on September 15, 2023, and the Series D Notes will mature on September 15, 2026. The proceeds of the Notes are expected to be used to help finance the Columbia environmental project.

Liquidity and Capital Resources

Cash Flows

The following summarizes cash flows for MGE Energy and MGE during the six months ended June 30, 2013 and 2012:

	MGE Energy		MGE
(In thousands)	2013	2012	2013	2012
Cash provided by/(used for):
Operating activities	$66,128	$60,786	$65,602	$58,691
Investing activities	(64,545)	(40,831)	(64,269)	(40,727)
Financing activities	(5,607)	(19,836)	(2,373)	(23,197)

Cash Provided by Operating Activities

MGE Energy

MGE Energy's consolidated net cash provided by operating activities is derived mainly from the electric and gas operations of its principal subsidiary, MGE.

Cash provided by operating activities for the six months ended June 30, 2013, was $66.1 million, an increase of $5.3 million when compared to the same period in the prior year primarily related to working capital changes.

MGE Energy's net income increased $6.2 million for the six months ended June 30, 2013, when compared to the same period in the prior year.

Working capital accounts resulted in $11.8 million in cash provided by operating activities for the six months ended June 30, 2013, primarily due to decreased accounts receivable, decreased gas inventories, decreased unbilled revenues, and decreased prepaid taxes, partially offset by decreased accounts payable. Working capital accounts resulted in $4.4 million in cash provided by operating activities for the six months ended June 30, 2012, primarily due to decreased accounts receivable, decreased receivable – margin account, and decreased unbilled receivables, partially offset by decreased accounts payable.

An increase in pension contribution resulted in an additional $9.9 million in cash used for operating activities for the six months ended June 30, 2013, when compared to the same period in the prior year. These contributions reflect amounts required by law and discretionary amounts.

MGE

Cash provided by operating activities for the six months ended June 30, 2013, was $65.6 million, an increase of $6.9 million when compared to the same period in the prior year primarily related to working capital changes.

Net income increased $6.0 million for the six months ended June 30, 2013, when compared to the same period in the prior year.

Working capital accounts resulted in $11.7 million in cash provided by operating activities for the six months ended June 30, 2013, primarily due to decreased accounts receivable, decreased gas inventories, decreased unbilled revenues, decreased prepaid taxes, and increased current liabilities, partially offset by decreased accounts payable. Working capital accounts resulted in $2.2 million in cash provided by operating activities for the six months ended June 30, 2012, primarily due to decreased accounts receivable and decreased unbilled receivables, partially offset by decreased accounts payable.

An increase in pension contribution resulted in an additional $9.9 million in cash used for operating activities for the six months ended June 30, 2013, when compared to the same period in the prior year. These contributions reflect amounts required by law and discretionary amounts.

Cash Used for Investing Activities

MGE Energy

MGE Energy's cash used for investing activities increased $23.7 million for the six months ended June 30, 2013, when compared to the same period in the prior year.

Capital expenditures for the six months ended June 30, 2013, were $63.1 million. This amount represents an increase of $23.6 million from the expenditures made in the same period in the prior year. This increase is due to increased expenditures on the Columbia environmental project of $19.5 million.

MGE

MGE's cash used for investing activities increased $23.5 million for the six months ended June 30, 2013, when compared to the same period in the prior year.

Capital expenditures for the six months ended June 30, 2013, were $63.1 million. This amount represents an increase of $23.6 million from the expenditures made in the same period in the prior year. This increase is due to increased expenditures on the Columbia environmental project of $19.5 million.

Cash Used for Financing Activities

MGE Energy

Cash used for MGE Energy's financing activities was $5.6 million for the six months ended June 30, 2013, compared to $19.8 million of cash used for the six months ended June 30, 2012.

For the six months ended June 30, 2013, dividends paid were $18.3 million compared to $17.7 million in the prior year. This increase was a result of a higher dividend per share ($0.790 vs. $0.766).

During the six months ended June 30, 2012, MGE issued and retired $28.0 million of long-term debt.

During the six months ended June 30, 2013, net short-term debt borrowings were $14.0 million.

MGE

During the six months ended June 30, 2013, cash used for MGE's financing activities was $2.4 million compared to $23.2 million of cash used for MGE's financing activities in the prior year.

Dividends paid from MGE to MGE Energy was $13.5 million during the six months ended June 30, 2012.

During the six months ended June 30, 2012, MGE issued and retired $28.0 million of long-term debt.

During the six months ended June 30, 2013, net short-term debt borrowings were $14.0 million.

Distributions to parent from noncontrolling interest were $15.8 million for the six months ended June 30, 2013, compared to $8.5 million in the prior year.

Capitalization Ratios

MGE Energy's capitalization ratios were as follows:

MGE Energy
	June 30, 2013	December 31, 2012
Common shareholders' equity	61.5%	61.6%
Long-term debt*	37.1%	38.4%
Short-term debt	1.4%	- %
*Includes the current portion of long-term debt.

MGE Energy's and MGE's Capital Requirements

MGE Energy's and MGE's liquidity are primarily affected by their capital requirements. During the six months ended June 30, 2013, capital expenditures for MGE Energy and MGE totaled $63.1 million, which included $61.0 million of capital expenditures for utility operations.

In early 2011, the PSCW authorized the construction of air emission reduction systems and associated equipment on Columbia Units 1 and 2. MGE's estimated share of the capital expenditures required to complete this project will be approximately $140 million. MGE's share of the capital expenditures associated with the Columbia environmental project will be approximately $29 million for the remainder of 2013 and $12 million in 2014. During the six months ended June 30, 2013, MGE had incurred $39.0 million (excluding carrying costs) in construction expenditures at Columbia related to the project. MGE has recognized $1.1 million (after tax) in AFUDC equity related to this project for the six months ended June 30, 2013.

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

Environmental Matters

The following discussion is limited to updates or developments in environmental matters that occurred during the six months ended June 30, 2013. Further discussion of environmental matters is included in MGE Energy's and MGE's 2012 Annual Report on Form 10-K and Footnote 8.a. of Notes to Consolidated Financial Statements in this Report.

Vacation of EPA's Cross State Air Pollution Rule (CSAPR) and Reinstatement of the Clean Air Interstate Rule (CAIR)

In 2005, EPA promulgated the Clean Air Interstate Rule (CAIR) to reduce ozone and fine particulate matter emissions by reducing nitrogen oxide (NOx) and sulfur dioxide (SO2) emissions. NOx and SO2 interact in the atmosphere to form ambient ozone from NOx and fine particulate matter pollution from NOx and SO2. The CAIR generally requires NOx and SO2 emission reductions from fossil fuel-fired EGUs (25 MW or greater) in the eastern half of the United States in two phases and includes a regional cap-and-trade system. The first phase (currently in place) requires annual regional emission reductions from 2003 levels of 55% for NOx and 40% for SO2. The second phase (beginning in 2015) reduces regional NOx and SO2 emissions further from 2003 levels to 65% and 70%, respectively. MGE owns or has partial ownership in several generation units currently subject to the CAIR: Blount, Columbia, Elm Road Units, and its combustion turbines located in West Marinette and Fitchburg.

In December 2008, the U.S. Court of Appeals for the D.C. Circuit remanded the CAIR to the EPA with directions to revise or replace the rule. The Court's remand order directed that the CAIR remain in effect until the EPA promulgated a replacement rule. The Court's order did not include a deadline for the EPA to act.

In August 2011, the EPA responded to the remand of the CAIR by promulgating the Cross State Air Pollution Rule (CSAPR). However, in August 2012, the U.S. Court of Appeals for the D.C. Circuit vacated CSAPR and instructed the EPA to continue administering the CAIR pending finalizing a valid alternative program to control interstate pollution. In January 2013, the U.S. Court of Appeals for the D.C. Circuit denied the EPA's petition for reconsideration en banc. The EPA and several environmental groups have appealed the D.C. Circuit Court's August 2012 decision to the Supreme Court in separate filings. In June 2013, the Supreme Court agreed to review the CSAPR decision through granting certiorari in EPA v. EME Homer City. At this time, the CAIR remains effective.

MGE is currently in compliance with the CAIR Phase I requirements. MGE will be able to meet Phase II NOx emissions reductions through using our NOx allowances provided through the rule, and we will meet Phase II SO2 emissions reductions through installation of pollution controls. New SO2 controls at Columbia are already underway and are planned to be completed by mid-2014. MGE expects that any costs incurred to meet Phase II of the CAIR will be fully recoverable through rates. MGE will monitor the Supreme Court's response to the CSAPR appeals and any subsequent actions by the EPA to continue to evaluate potential impacts to our operations.

Greenhouse Gas Regulation

President Obama's Executive Order Regarding Climate Change and his Directive to the EPA Regarding Power Sector Pollution Standards

In June 2013, President Obama introduced his "National Climate Action Plan." The plan consists of planned federal actions and directives to several federal agencies, including the EPA, on a range of activities and policies designed to reduce greenhouse gas emissions in the United States. The directive to the EPA, which President Obama provided to the EPA in a memo, to develop carbon pollution standards for the electric power sector, has the greatest potential effect on MGE's operations. See the GHG New Performance Standards discussion below for additional details.

GHG New Source Performance Standards (NSPS)

On March 27, 2012, the EPA proposed GHG New Source Performance Standards (NSPS) for coal fired and natural gas combined cycle (NGCC) EGUs. The proposal applies to new EGUs only. The EPA had planned to propose NSPS for existing units some time in 2013 as part of a settlement agreement. There was a fair amount of uncertainty regarding the EPA's plans for existing units. In June 2013, however, President Obama provided a directive to the EPA regarding NSPS for new, modified, reconstructed and existing electric power plants.

The June 2013 directive instructed the EPA to re-propose greenhouse gas standards for new power plants by September 2013, based on comments received on their original rule proposal, and to finalize those standards in a timely manner. The directive also instructed the EPA to propose standards, regulations or guidelines for modified, reconstructed and existing power plants under Sections 111(b) and 111(d) of the Clean Air Act no later than June 2014 and to finalize those standards by June 2015. The directive further instructs the EPA to require states to submit implementation plans for this rule by June 30, 2016. The Directive asks the EPA to aim to develop a market-based approach towards carbon reduction, promote cleaner technologies while keeping energy options diverse, work with other government agencies to keep energy affordable and improve energy efficiencies, and engage States, the power industry, and the other key stakeholders in establishing and implementing strategies for greenhouse gas reductions.

While it is too early to predict with any certainty the specific costs that MGE will incur with implementation of a greenhouse gas reduction rule introduced under Section 111 of the Clean Air Act, it is reasonable to assume that costs of implementation of this rule could be significant. We will continue to monitor developments.

Columbia

Columbia is a coal-fired generating station operated by WPL in which WPL, WPSC, and MGE have ownership interests. In December 2009, the EPA sent a Notice of Violation (NOV) to MGE as one of the co-owners of Columbia. The NOV alleges that WPL and the Columbia co-owners failed to comply with appropriate pre-construction review and permitting requirements and, as a result, violated the Prevention of Significant Deterioration program requirements, Title V Operating Permit requirements of the CAA, and the Wisconsin SIP. In April 2013, the EPA filed a lawsuit against the co-owners of Columbia asserting similar allegations. In September 2010 and April 2013, the Sierra Club filed civil lawsuits against WPL alleging violations of the CAA at Columbia and other Wisconsin facilities operated by WPL. In June 2013, the court approved and entered a consent decree entered by the EPA, Sierra Club and the co-owners of

Columbia to resolve these claims, while admitting no liability. One of the requirements of the consent decree requires installation of a SCR system at Columbia Unit 2 by December 31, 2018. Based on a preliminary estimate received by WPL, MGE's share of the projected cost for construction of the SCR system at Columbia is approximately $50-$60 million. See Footnote 8.a. for additional information regarding these matters.

New Accounting Principles

See Footnote 12 for discussion of new accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

MGE Energy and MGE are potentially exposed to market risk associated with interest rates, commodity prices, and equity returns. MGE currently has no exposure to foreign currency risk. MGE manages some risk exposure through risk management policies and the use of derivative instruments. MGE's risk management policy prohibits speculative trading transactions.

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

MGE's electric operations burn natural gas in several of its peaking power plants and, in many cases, the cost of purchased power is tied to the cost of natural gas. MGE bears regulatory risk for the recovery of such fuel and purchased power costs when they are higher than the base rate established in its current rate structure.

The fuel rules require the PSCW and Wisconsin utilities to defer electric fuel-related costs that fall outside a symmetrical cost tolerance band. Any over/under recovery of the actual costs is determined on an annual basis and will be adjusted in future billings to electric retail customers. Under the electric fuel rules, MGE is required to defer the benefit of lower costs if the actual electric fuel rules costs fall outside the lower end of the range and would defer costs, less any excess revenues, if the actual electric fuel rules costs exceeded the upper end of the range. Excess revenues are defined as revenues in the year in question that provide MGE with a greater return on common equity than authorized by the PSCW in MGE's latest rate order. The range is defined by the PSCW and has been modified throughout the years based on market conditions and other relevant factors. Currently, MGE is subject to a plus or minus 2% range. MGE assumes the risks and benefits of variances that are within the cost tolerance band. For 2013, fuel and purchased power costs included in MGE's base fuel rates are $106.1 million. See Footnote 10.b. for additional information.

MGE recovers the cost of natural gas in its gas segment through the purchased gas adjustment clause (PGA). Under the PGA, MGE is able to pass through to its gas customers the cost of gas.

MGE also reduces price risk caused by market fluctuations via physical contracts and financial derivative contracts, including futures, swaps, options, forwards, and other contractual commitments. The maximum length of time over which cash flows related to energy commodities can be hedged under applicable PSCW approvals is four years.

MGE has financial gas and electric commodity contracts to hedge commodity price risk in the gas and electric segments. These contracts are primarily comprised of exchange-traded option and future contracts. MGE also holds FTRs, which are used to hedge the risk of increased transmission congestion charges. At June 30, 2013, the fair value of these instruments exceeded their cost basis by $1.1 million. Under the PGA clause and electric fuel rules, MGE may include in the costs of fuel (natural gas or power) the costs and benefits of the aforementioned fuel price risk management tools. Because these costs/benefits are recoverable, the related unrealized loss/gain has been deferred on the consolidated balance sheet as a regulatory asset/liability.

MGE has also entered into a ten-year purchased power agreement that provides MGE with firm capacity and energy that began on June 1, 2012, and ends on May 31, 2022 (the "base term"). The agreement also allows MGE the option to extend the contract after the base term. The agreement is a derivative contract and is recognized at its fair value on the consolidated balance sheet. However, the derivative qualifies for regulatory deferral and is recognized with a corresponding regulatory asset or liability depending on whether the fair value is in a loss or gain position. The fair value of the contract at June 30, 2013, reflects a loss position of $67.7 million.

Interest Rate Risk

Both MGE Energy and MGE may have short term borrowings at varying interest rates. MGE issues commercial paper for its short-term borrowings, while MGE Energy draws from its current credit facility to meet its short-term borrowing needs. Borrowing levels vary from period to period depending upon capital investments and other factors. Future short-term interest expense and payments will reflect both future short-term interest rates and borrowing levels. MGE Energy and MGE manage interest rate risk by limiting their variable rate exposure and continually monitoring the effects of market changes on interest rates. MGE is not exposed to changes in interest rates on a substantial portion of its long-term debt until that debt matures and is refinanced at market rates.

Equity Price Risk - Pension-Related Assets

MGE currently funds its liabilities related to employee benefits through trust funds. These funds, which include investments in debt and equity securities, are managed by various investment managers. Changes in market value of these investments can have an impact on the future expenses related to these liabilities.

Credit Risk - Counterparty

Credit risk is the loss that may result from counterparty nonperformance. MGE is exposed to credit risk primarily through its merchant energy business. MGE uses credit policies to manage its credit risk, which include utilizing an established credit approval process, monitoring counterparty limits, employing credit mitigation measures such as collateral or prepayment arrangements, and using netting agreements.

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

Additionally, if a counterparty were to default and MGE were to liquidate all contracts with that entity, MGE's credit loss would include the loss in value of mark-to-market contracts; the amount owed for settled transactions; and additional payments, if any, to settle unrealized losses on accrual contracts. As of June 30, 2013, no counterparties have defaulted.

MGE is obligated to provide service to all electric and gas customers within its respective franchised territories. MGE's franchised electric territory includes a 316 square-mile area in Dane County, Wisconsin, and MGE's franchised gas territory includes a service area covering 1,631 square miles in Wisconsin. Based on results for the year ended December 31, 2012, no one customer constituted more than 10% of total operating revenues for MGE Energy and MGE. Credit risk for electric and gas is managed by MGE's credit and collection policies, which are consistent with state regulatory requirements.

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

Item 4. Controls and Procedures.

During the second quarter of 2013, each registrant's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to that registrant, including its subsidiaries, is accumulated and made known to that registrant's management, including these officers, by other employees of that registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, the registrants do not control or manage certain of their unconsolidated entities and thus, their access and ability to apply their procedures to those entities is more limited than is the case for their consolidated subsidiaries.

As of June 30, 2013, each registrant's principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective. Each registrant intends to strive continually to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

During the quarter ended June 30, 2013, there were no changes in either registrant's internal controls over financial reporting that materially affected, or are reasonably likely to affect materially, that registrant's internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

MGE Energy and MGE

MGE Energy and its subsidiaries, including MGE, from time to time are involved in various legal proceedings that are handled and defended in the ordinary course of business.

See Footnote 8.a. and 8.c. for more information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs*
April 1-30, 2013	31,938	$55.24	-	-
May 1-31, 2013	21,455	56.22	-	-
June 1-30, 2013	55,908	54.63	-	-
Total	109,301	$55.12	-	-

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

Item 4. Mine Safety Disclosures.

Not applicable to MGE Energy and MGE.

Item 6. Exhibits.

12

Statement regarding computation of ratio of earnings to fixed charges for Madison Gas and Electric Company.

Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed by the following officers for the following companies:

31.1

Filed by Gary J. Wolter for MGE Energy, Inc.

31.2

Filed by Jeffrey C. Newman for MGE Energy, Inc.

31.3

Filed by Gary J. Wolter for Madison Gas and Electric Company

31.4

Filed by Jeffrey C. Newman for Madison Gas and Electric Company

Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) as to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed by the following officers for the following companies:

32.1

Filed by Gary J. Wolter for MGE Energy, Inc.

32.2

Filed by Jeffrey C. Newman for MGE Energy, Inc.

32.3

Filed by Gary J. Wolter for Madison Gas and Electric Company

32.4

Filed by Jeffrey C. Newman for Madison Gas and Electric Company

101

Interactive Data Files:

101.INS

XBRL Instance

101.SCH

XBRL Taxonomy Extension Schema

101.CAL

XBRL Taxonomy Extension Calculation

101.DEF

XBRL Taxonomy Extension Definition

101.LAB

XBRL Taxonomy Extension Labels

101.PRE

XBRL Taxonomy Extension Presentation

Signatures - MGE Energy, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MGE ENERGY, INC.

Date: August 6, 2013	/s/ Gary J. Wolter
Gary J. Wolter Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: August 6, 2013	/s/ Jeffrey C. Newman
Jeffrey C. Newman Vice President, Chief Financial Officer, Secretary and Treasurer (Chief Financial and Accounting Officer)

Signatures - Madison Gas and Electric Company

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MADISON GAS AND ELECTRIC COMPANY

Date: August 6, 2013	/s/ Gary J. Wolter
Gary J. Wolter Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: August 6, 2013	/s/ Jeffrey C. Newman
Jeffrey C. Newman Vice President, Chief Financial Officer, Secretary and Treasurer (Chief Financial and Accounting Officer)

