Form 10-Q
period 2013-09-30
MGE ENERGY INC; MADISON GAS & ELECTRIC CO
filed 2013-11-07
CIK 1161728, 61339

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:

September 30, 2013

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

Number of Shares Outstanding of Each Class of Common Stock as of October 31, 2013
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

14

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

32

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

46

Item 4. Controls and Procedures.

48

PART II. OTHER INFORMATION.

49

Item 1. Legal Proceedings.

49

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

49

Item 4. Mine Safety Disclosures.

49

Item 6. Exhibits.

49

Signatures - MGE Energy, Inc.

51

Signatures - Madison Gas and Electric Company

52

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

Item 1. Financial Statements.

MGE Energy, Inc.

Consolidated Statements of Income (unaudited)

(In thousands, except per-share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2013	2012	2013	2012
Operating Revenues:
Regulated electric revenues	$119,836	$118,914	$310,176	$305,189
Regulated gas revenues	18,864	16,587	121,373	92,235
Nonregulated revenues	1,399	2,337	4,075	6,894
Total Operating Revenues	140,099	137,838	435,624	404,318

Operating Expenses:
Fuel for electric generation	13,950	16,395	34,520	36,727
Purchased power	21,981	18,102	61,237	54,962
Cost of gas sold	8,819	7,389	70,259	50,035
Other operations and maintenance	41,134	41,975	124,670	126,202
Depreciation and amortization	9,710	9,706	28,864	29,042
Other general taxes	4,605	4,383	14,049	13,937
Total Operating Expenses	100,199	97,950	333,599	310,905
Operating Income	39,900	39,888	102,025	93,413

Other income, net	3,750	2,856	9,770	7,975
Interest expense, net	(4,605)	(4,849)	(13,937)	(14,717)
Income before income taxes	39,045	37,895	97,858	86,671
Income tax provision	(14,692)	(14,253)	(37,030)	(32,711)
Net Income	$24,353	$23,642	$60,828	$53,960

Earnings Per Share of Common Stock
(basic and diluted)	$1.05	$1.02	$2.63	$2.33

Dividends per share of common stock	$0.408	$0.395	$1.198	$1.161

Weighted Average Shares Outstanding
(basic and diluted)	23,114	23,114	23,114	23,114

MGE Energy, Inc.

Consolidated Statements of Comprehensive Income (unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2013	2012	2013	2012
Net Income	$24,353	$23,642	$60,828	$53,960
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale
securities, net of tax ($24 and $5, and $117 and
$24, respectively)	36	(8)	176	35
Comprehensive Income	$24,389	$23,634	$61,004	$53,995

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Nine Months Ended September 30,

	2013	2012
Operating Activities:
Net income	$60,828	$53,960
Items not affecting cash:
Depreciation and amortization	28,864	29,042
Deferred income taxes	32,706	54,602
Provision for doubtful receivables	1,551	1,537
Employee benefit plan expenses	9,908	13,815
Equity earnings in ATC	(7,045)	(6,764)
Other items	250	1,632
Changes in working capital items:
Decrease (increase) in current assets	15,053	(9,002)
Decrease in current liabilities	(5,496)	(13,418)
Dividend income from ATC	5,498	5,300
Cash contributions to pension and other postretirement plans	(33,919)	(24,336)
Debt make-whole premium	(6,757)	-
Other noncurrent items, net	7,159	9,518
Cash Provided by Operating Activities	108,600	115,886

Investing Activities:
Capital expenditures	(92,092)	(65,909)
Capital contributions to investments	(1,305)	(1,988)
Other	(780)	(291)
Cash Used for Investing Activities	(94,177)	(68,188)

Financing Activities:
Cash dividends paid on common stock	(27,685)	(26,820)
Repayment of long-term debt	(42,000)	(30,000)
Issuance of long-term debt	85,000	28,000
Other	(765)	(844)
Cash Provided by (Used for) Financing Activities	14,550	(29,664)

Change in cash and cash equivalents	28,973	18,034
Cash and cash equivalents at beginning of period	46,357	41,169
Cash and Cash Equivalents at End of Period	$75,330	$59,203

Supplemental disclosures of cash flow information:
Significant noncash investing activities:
Accrued capital expenditures	$10,473	$7,649

The accompanying notes are an integral part of the unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Balance Sheets (unaudited)

(In thousands)

	September 30,	December 31,
ASSETS	2013	2012
Current Assets:
Cash and cash equivalents	$75,330	$46,357
Receivable - margin account	1,357	1,818
Accounts receivable, less reserves of $3,959 and $3,885, respectively	37,442	41,386
Other accounts receivable, less reserves of $822 and $931, respectively	8,271	6,746
Unbilled revenues	20,290	28,262
Materials and supplies, at average cost	17,023	16,997
Fossil fuel	6,388	6,367
Stored natural gas, at average cost	18,004	14,980
Prepaid taxes	12,722	19,520
Regulatory assets - current	8,689	10,327
Deferred income taxes - current	-	23,483
Other current assets	8,349	6,694
Total Current Assets	213,865	222,937
Regulatory assets	213,068	218,853
Other deferred assets and other	6,436	7,075
Property, Plant, and Equipment:
Property, plant, and equipment, net	1,012,281	975,053
Construction work in progress	131,096	98,411
Total Property, Plant, and Equipment	1,143,377	1,073,464
Investments	66,965	64,595
Total Assets	$1,643,711	$1,586,924

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$4,082	$3,013
Accounts payable	39,532	43,518
Accrued interest and taxes	4,041	4,296
Accrued payroll related items	9,819	10,063
Deferred income taxes	969	-
Regulatory liabilities - current	4,622	-
Derivative liabilities	9,310	9,270
Other current liabilities	6,337	5,637
Total Current Liabilities	78,712	75,797
Other Credits:
Deferred income taxes	278,899	270,410
Investment tax credit - deferred	1,466	1,520
Regulatory liabilities	25,757	24,538
Accrued pension and other postretirement benefits	133,730	162,835
Derivative liabilities	59,710	63,320
Other deferred liabilities and other	52,249	50,584
Total Other Credits	551,811	573,207
Capitalization:
Common shareholders' equity	612,748	579,429
Long-term debt	400,440	358,491
Total Capitalization	1,013,188	937,920
Commitments and contingencies (see Footnote 8)	-	-
Total Liabilities and Capitalization	$1,643,711	$1,586,924

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Common Equity (unaudited)

(In thousands, except per-share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total

	Shares	Value
2012
Beginning balance - December 31, 2011	23,114	$23,114	$316,268	$211,458	$112	$550,952
Net income				53,960		53,960
Other comprehensive income					35	35
Common stock dividends declared
($1.161 per share)				(26,820)		(26,820)
Ending balance - September 30, 2012	23,114	$23,114	$316,268	$238,598	$147	$578,127

2013
Beginning balance - December 31, 2012	23,114	$23,114	$316,268	$239,953	$94	$579,429
Net income				60,828		60,828
Other comprehensive income					176	176
Common stock dividends declared
($1.198 per share)				(27,685)		(27,685)
Ending balance - September 30, 2013	23,114	$23,114	$316,268	$273,096	$270	$612,748

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Income (unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2013	2012	2013	2012
Operating Revenues:
Regulated electric revenues	$119,836	$118,914	$310,176	$305,189
Regulated gas revenues	18,864	16,587	121,373	92,235
Nonregulated revenues	1,399	2,337	4,075	6,894
Total Operating Revenues	140,099	137,838	435,624	404,318

Operating Expenses:
Fuel for electric generation	13,950	16,395	34,520	36,727
Purchased power	21,981	18,102	61,237	54,962
Cost of gas sold	8,819	7,389	70,259	50,035
Other operations and maintenance	40,990	41,766	124,133	125,320
Depreciation and amortization	9,710	9,706	28,864	29,042
Other general taxes	4,605	4,384	14,049	13,938
Income tax provision	13,798	13,669	34,237	30,273
Total Operating Expenses	113,853	111,411	367,299	340,297
Operating Income	26,246	26,427	68,325	64,021

Other Income and Deductions:
AFUDC - equity funds	852	514	2,178	978
Equity in earnings in ATC	2,340	2,280	7,045	6,764
Income tax provision	(880)	(587)	(2,802)	(2,555)
Other income, net	407	(77)	118	(207)
Total Other Income and Deductions	2,719	2,130	6,539	4,980
Income before interest expense	28,965	28,557	74,864	69,001

Interest Expense:
Interest on long-term debt	4,910	5,065	14,757	15,335
Other interest, net	5	25	(31)	(116)
AFUDC - borrowed funds	(281)	(209)	(718)	(398)
Net Interest Expense	4,634	4,881	14,008	14,821
Net Income	$24,331	$23,676	$60,856	$54,180
Less Net Income Attributable to Noncontrolling Interest, net of tax	(6,861)	(6,153)	(20,547)	(18,305)
Net Income Attributable to MGE	$17,470	$17,523	$40,309	$35,875

Madison Gas and Electric Company

Consolidated Statements of Comprehensive Income (unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2013	2012	2013	2012
Net Income	$24,331	$23,676	$60,856	$54,180
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale
securities, net of tax ($33 and $5, and $52 and
$20, respectively)	49	(7)	77	(30)
Comprehensive Income	$24,380	$23,669	$60,933	$54,150
Less: Comprehensive Income Attributable to
Noncontrolling Interest, net of tax	(6,861)	(6,153)	(20,547)	(18,305)
Comprehensive Income Attributable to MGE	$17,519	$17,516	$40,386	$35,845

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Nine Months Ended September 30,
	2013	2012
Operating Activities:
Net income	$60,856	$54,180
Items not affecting cash:
Depreciation and amortization	28,864	29,042
Deferred income taxes	31,467	53,984
Provision for doubtful receivables	1,551	1,537
Employee benefit plan expenses	9,908	13,815
Equity earnings in ATC	(7,045)	(6,764)
Other items	652	2,028
Changes in working capital items:
Decrease (increase) in current assets	14,599	(10,446)
Decrease in current liabilities	(4,911)	(14,052)
Dividend income from ATC	5,498	5,300
Cash contributions to pension and other postretirement plans	(33,919)	(24,336)
Debt make-whole premium	(6,757)	-
Other noncurrent items, net	7,063	9,281
Cash Provided by Operating Activities	107,826	113,569

Investing Activities:
Capital expenditures	(92,092)	(65,909)
Capital contributions to investments	(1,065)	(1,775)
Other	(678)	(271)
Cash Used for Investing Activities	(93,835)	(67,955)

Financing Activities:
Cash dividends paid to parent by MGE	-	(13,456)
Distributions to parent from noncontrolling interest	(21,148)	(15,500)
Equity contribution received by noncontrolling interest	1,065	1,775
Repayment of long-term debt	(42,000)	(30,000)
Issuance of long-term debt	85,000	28,000
Other	(668)	(795)
Cash Provided by (Used for) Financing Activities	22,249	(29,976)

Change in cash and cash equivalents	36,240	15,638
Cash and cash equivalents at beginning of period	6,350	13,898
Cash and Cash Equivalents at End of Period	$42,590	$29,536

Supplemental disclosures of cash flow information:
Significant noncash investing activities:
Accrued capital expenditures	$10,473	$7,649

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Balance Sheets (unaudited)

(In thousands)

	September 30,	December 31,
ASSETS	2013	2012
Current Assets:
Cash and cash equivalents	$42,590	$6,350
Receivable - margin account	1,357	1,818
Accounts receivable, less reserves of $3,959 and $3,885, respectively	37,442	41,386
Affiliate receivables	532	634
Other accounts receivable, less reserves of $822 and $931, respectively	8,220	6,732
Unbilled revenues	20,290	28,262
Materials and supplies, at average cost	17,023	16,997
Fossil fuel	6,388	6,367
Stored natural gas, at average cost	18,004	14,980
Prepaid taxes	17,334	23,561
Regulatory assets - current	8,689	10,327
Deferred income taxes - current	-	23,305
Other current assets	8,310	6,670
Total Current Assets	186,179	187,389
Affiliate receivable long-term	5,957	6,354
Regulatory assets	213,068	218,853
Other deferred assets and other	4,695	6,540
Property, Plant, and Equipment:
Property, plant, and equipment, net	1,012,150	974,549
Construction work in progress	131,096	98,411
Total Property, Plant, and Equipment	1,143,246	1,072,960
Investments	64,287	61,555
Total Assets	$1,617,432	$1,553,651

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$4,082	$3,013
Accounts payable	39,532	43,517
Affiliate payables	40	767
Accrued interest and taxes	4,056	4,248
Accrued payroll related items	9,819	10,063
Deferred income taxes	1,379	-
Regulatory liabilities - current	4,622	-
Derivative liabilities	9,310	9,270
Other current liabilities	6,166	4,491
Total Current Liabilities	79,006	75,369
Other Credits:
Deferred income taxes	273,456	266,231
Investment tax credit - deferred	1,466	1,520
Regulatory liabilities	25,757	24,538
Accrued pension and other postretirement benefits	133,730	162,835
Derivative liabilities	59,710	63,320
Other deferred liabilities and other	52,251	50,581
Total Other Credits	546,370	569,025
Capitalization:
Common shareholder's equity	473,682	433,296
Noncontrolling interest	117,934	117,470
Total Equity	591,616	550,766
Long-term debt	400,440	358,491
Total Capitalization	992,056	909,257
Commitments and contingencies (see Footnote 8)	-	-
Total Liabilities and Capitalization	$1,617,432	$1,553,651

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Common Equity (unaudited)

(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Non- Controlling Interest	Total

	Shares	Value
2012
Beginning balance - Dec. 31, 2011	17,348	$17,348	$192,417	$203,114	$47	$114,351	$527,277
Net income				35,875		18,305	54,180
Other comprehensive loss					(30)		(30)
Cash dividends paid to parent
by MGE				(13,456)			(13,456)
Equity contribution received by
noncontrolling interest						1,775	1,775
Distributions to parent from
noncontrolling interest						(15,500)	(15,500)
Ending balance - September 30, 2012	17,348	$17,348	$192,417	$225,533	$17	$118,931	$554,246

2013
Beginning balance - Dec. 31, 2012	17,348	$17,348	$192,417	$223,527	$4	$117,470	$550,766
Net income				40,309		20,547	60,856
Other comprehensive income					77		77
Equity contribution received by
noncontrolling interest						1,065	1,065
Distributions to parent from
noncontrolling interest						(21,148)	(21,148)
Ending balance - September 30, 2013	17,348	$17,348	$192,417	$263,836	$81	$117,934	$591,616

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc., and Madison Gas and Electric Company

Notes to Consolidated Financial Statements (unaudited)

September 30, 2013

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

The accompanying consolidated financial statements as of September 30, 2013, and for the three and nine months ended, are unaudited, but include all adjustments that MGE Energy and MGE management consider necessary for a fair statement of their respective financial statements. All adjustments are of a normal, recurring nature except as otherwise disclosed. The year-end consolidated balance sheet information was derived from the audited balance sheet appearing in MGE Energy's and MGE's 2012 Annual Report on Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These notes should be read in conjunction with the financial statements and the notes on pages 51 through 104 of the 2012 Annual Report on Form 10-K.

2.

Equity and Financing Arrangements.

a.

Common Stock - MGE Energy.

MGE Energy purchases stock in the open market for issuance pursuant to its Stock Plan. All MGE Energy common stock issued under the Stock Plan is sold pursuant to a registration statement that has been filed with the SEC and is currently effective.

MGE Energy can issue new shares of its common stock through the Stock Plan. For both the nine months ended September 30, 2013 and 2012, MGE Energy did not issue any new shares of common stock under the Stock Plan.

b.

Dilutive Shares Calculation - MGE Energy.

MGE Energy does not hold any dilutive securities.

c.

Credit Facilities - MGE Energy and MGE.

On June 19, 2013, each of MGE Energy and MGE entered into an amendment to its existing credit agreement dated as of July 30, 2010, with various financial institutions, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent. In the case of MGE Energy, the principal purposes of the amendment are to increase the revolving credit facility to $50 million from $40 million and to extend the expiration date of the credit agreement to July 31, 2017 from July 31, 2015. In the case of MGE, the principal purposes of the amendment are to increase the revolving credit facility to $100 million from $75 million and to extend the expiration date of the credit agreement to July 31, 2017 from July 31, 2015. In addition, both amendments lowered the adders used in the determination of the interest rates under the existing credit agreements. As a result of the amendments, the existing credit agreements for both of MGE Energy and MGE carry interest at either (i) a "floating rate," plus an adder ranging from zero to 0.125%, depending upon the credit ratings assigned to MGE's senior unsecured long-term debt securities; or (ii) a "Eurodollar Rate," plus an adder ranging from 0.675% to 1.125%, depending upon the credit ratings assigned to MGE's senior unsecured long-term debt securities. The "floating rate" is calculated on a daily basis as the highest of a prime rate, a Federal Funds effective rate plus 0.5% per annum, or a Eurodollar Rate for a one month interest period plus 1%. The "Eurodollar Rate" is calculated as provided in the credit agreements for the selected interest period. As of September 30, 2013, neither MGE Energy nor MGE had any borrowings outstanding under their respective credit agreements and MGE had no commercial paper outstanding.

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

The Note Purchase Agreement under which the Series A and Series B Notes were issued also includes the issuance on September 16, 2013, of $30 million in principal amount of 3.09% Senior Notes, Series C, due September 15, 2023 and $15 million of 3.29% Senior Notes, Series D, due September 15, 2026. The Series C Notes and the Series D Notes carry interest rates of 3.09% per annum and 3.29% per annum, respectively. The proceeds of the Notes are expected to be used to help finance the Columbia environmental project.

3.

Investment in ATC - MGE Energy and MGE.

ATC owns and operates electric transmission facilities primarily in Wisconsin. MGE received an interest in ATC when it, like other Wisconsin electric utilities, contributed its electric transmission facilities to ATC. That interest is presently held by MGE Transco, which is jointly owned by MGE Energy and MGE.

MGE Transco has accounted for its investment in ATC under the equity method of accounting. For the nine months ended September 30, 2013 and 2012, MGE Transco recorded equity earnings from the investment in ATC of $7.0 million and $6.8 million, respectively. Dividends received from ATC were $5.5 million and $5.3 million for the nine months ended September 30, 2013 and 2012, respectively. In addition, during the nine months ended September 30, 2013 and 2012, MGE Transco made $1.1 million and $1.8 million in capital contributions to ATC, respectively. On October 31, 2013, MGE Transco made a $0.4 million capital contribution to ATC.

MGE Transco's investment in ATC as of September 30, 2013, and December 31, 2012, was $63.6 million and $61.0 million, respectively.

At September 30, 2013, MGE is the majority owner, and MGE Energy, the holding company, is the minority owner of MGE Transco. MGE Energy's proportionate share of the equity and net income of MGE Transco is classified within the MGE financial statements as noncontrolling interest.

ATC's summarized financial data for the three and nine months ended September 30, 2013 and 2012, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

(In thousands)	2013	2012	2013	2012
Operating revenues	$160,480	$150,303	$464,345	$450,136
Operating expenses	(77,595)	(68,813)	(217,240)	(210,139)
Other income (expense), net	917	(5)	585	(832)
Interest expense, net	(21,136)	(20,983)	(63,232)	(61,260)
Earnings before members' income taxes	$62,666	$60,502	$184,458	$177,905

15

4.

Columbia Environmental Project Construction - MGE Energy and MGE.

MGE and two other utilities jointly own Columbia, a coal-fired generating facility. WPL is the plant operator and permit holder, and owns 46.2% of Columbia. WPSC owns a 31.8% interest, and MGE owns a 22% interest, in Columbia. In early 2011, the PSCW issued a Certificate and Order authorizing the construction of scrubbers and bag houses and associated equipment on Columbia Units 1 and 2 to reduce SO2 and mercury emissions. The scrubbers and bag houses are expected to support compliance obligations for current and anticipated air quality regulations, including CAIR, CAIR's eventual replacement, the Mercury and Air Toxics Standards (MATS), and the Wisconsin Mercury Rule. The operator's current estimate shows that MGE's share of the capital expenditures required for this project is approximately $140 million. As of September 30, 2013, MGE had accumulated $113.6 million (excluding carrying costs) related to its share of the project, which is reflected in the Construction Work in Progress balance on MGE Energy's and MGE's consolidated balance sheets. MGE's share of the capital expenditures associated with the Columbia environmental project is expected to be approximately $12 million for the remainder of 2013 and $14 million in 2014. These amounts may change as a result of modifications to the project estimate or timing differences. MGE's share of various contractual commitments entered for the project as of September 30, 2013, is $24.4 million. For the three months ended September 30, 2013 and 2012, MGE has recognized after tax $0.8 million and $0.4 million, respectively, in AFUDC equity related to this project. For the nine months ended September 30, 2013 and 2012, MGE has recognized after tax $1.9 million and $0.7 million, respectively, in AFUDC equity related to this project.

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

MGE Energy has adopted a tax method of accounting to accelerate tax deductions for repairs. MGE Energy and MGE have an unrecognized tax benefit at September 30, 2013, and December 31, 2012, in the amount of $2.3 million and $3.2 million, respectively, for the tax uncertainty related to the change in tax method of accounting for repairs. The reduction in unrecognized tax benefits is due to the Internal Revenue Service completing the examination of tax periods 2007-2009 with no adverse adjustments to these positions.

b.

Effective Tax Rate.

MGE Energy's and MGE's effective income tax rate for the three and nine months ended September 30, 2013, are 37.6% and 37.8%, respectively, compared to 37.6% and 37.7% for the same periods in 2012.

c.

Final Tangible Property Regulations.

In September 2013, the IRS and Treasury Department released final regulations under Sections 162(a) and 263(a) on the deduction and capitalization of expenditures related to tangible property, replacing the 2011 temporary regulations issued in December 2011. The final regulations did not have a material impact on MGE Energy's and MGE's consolidated financial statements.

6.

Pension and Other Postretirement Plans - MGE Energy and MGE.

MGE maintains qualified and nonqualified pension plans, health care, and life insurance benefits. Additionally, MGE has defined contribution 401(k) benefit plans.

The following table presents the components of MGE Energy's and MGE's net periodic benefit costs recognized for the three and nine months ended September 30, 2013 and 2012. A portion of the net periodic benefit cost is capitalized within the consolidated balance sheets.

	Three Months Ended September 30,		Nine Months Ended September 30,

(In thousands)	2013	2012	2013	2012
Pension Benefits
Components of net periodic benefit cost:
Service cost	$1,924	$1,871	$5,764	$5,613
Interest cost	3,178	3,236	9,521	9,711
Expected return on assets	(4,764)	(3,917)	(14,273)	(11,756)
Amortization of:
Prior service cost	79	111	237	333
Actuarial loss	2,011	2,058	6,023	6,177
Net periodic benefit cost	$2,428	$3,359	$7,272	$10,078

Postretirement Benefits
Components of net periodic benefit cost:
Service cost	$594	$626	$1,781	$1,879
Interest cost	966	1,089	2,898	3,267
Expected return on assets	(542)	(421)	(1,626)	(1,263)
Amortization of:
Transition obligation	-	103	2	309
Prior service cost	28	27	83	81
Actuarial loss	310	601	930	1,802
Net periodic benefit cost	$1,356	$2,025	$4,068	$6,075

The PSCW allowed MGE to defer the 2009 incremental pension and OPRB costs above the amounts recovered in rates. During both the three months ended September 30, 2013 and 2012, $0.3 million has been recovered in rates. During both the nine months ended September 30, 2013 and 2012, $0.9 million has been recovered in rates. These costs are not reflected in the table above.

7.

Share-Based Compensation - MGE Energy and MGE.

Under MGE Energy's Performance Unit Plan, eligible participants may receive performance units that entitle the holder to receive a cash payment equal to the value of a designated number of shares of MGE Energy's common stock, plus dividend equivalent payments thereon, at the end of the set performance period.

In addition to units granted in 2009 through 2012, on February 15, 2013, 15,256 units were granted based on the MGE Energy closing stock price as of that date. These units are subject to a five-year graded vesting schedule. On the grant date, MGE Energy and MGE measure the cost of the employee services received in exchange for a performance unit award based on the current market value of MGE Energy common stock. The fair value of the awards has been subsequently re-measured at September 30, 2013, as required by applicable accounting standards. Changes in fair value have been recognized as compensation cost. Since this amount is re-measured quarterly throughout the vesting period, the compensation cost is subject to variability.

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

During the nine months ended September 30, 2013 and 2012, MGE recorded $1.1 million and $1.4 million, respectively, in compensation expense as a result of the Performance Unit Plan. In January 2013, cash payments of $1.0 million were distributed relating to awards that were granted in 2008 and became payable under the Performance Unit Plan. No forfeitures occurred during the nine months ended September 30, 2013 or 2012. At September 30, 2013, $3.6 million of outstanding awards are vested.

17

8.

Commitments and Contingencies.

a.

Environmental - MGE Energy and MGE.

MGE Energy and MGE are subject to frequently changing local, state, and federal regulations concerning air quality, water quality, land use, threatened and endangered species, hazardous materials handling, and solid waste disposal. These regulations affect the manner in which they conduct their operations, the costs of those operations, as well as capital and operating expenditures. Regulatory initiatives, proposed rules, and court challenges to adopted rules, have the potential to have a material effect on our capital expenditures and operating costs. These initiatives, proposed rules, and court challenges include:

•

The President's announced plan and directive to the EPA to regulate carbon pollution, or GHG emissions, from new and existing electric power generation, which is discussed below.

•

Rules to regulate NOx and SO2 emissions, including the EPA's Cross State Air Pollution Rule (CSAPR), which is currently vacated as a result of a federal appellate court ruling; and Wisconsin's plan for implementing the EPA's Clean Air Visibility Rule (CAVR). In June 2013, the U.S. Supreme Court indicated that it would review the CSAPR appellate court ruling. The Sierra Club has sought federal appellate court review of Wisconsin's implementation plan for CAVR. Both the vacation of CSAPR and the appellate court review of Wisconsin's implementation plan for CAVR make the nature of compliance requirements uncertain.

•

Rules to regulate mercury and similar emissions, including Wisconsin's adopted Mercury Rule and the EPA's adopted Mercury and Air Toxics Standards.

•

The EPA's proposed cooling water intake rules. The EPA issued a proposed Phase II rule and alternative compliance strategies for existing facilities in April 2011 and has announced that it intends to release the final rule in November 2013.

The matters in the second, third, and fourth bullet points are discussed further in Footnote 18.e. in MGE Energy's and MGE's 2012 Annual Report on Form 10-K. In addition to the developments noted above, the following discussion is an update to the current status of environmental matters set forth in that Footnote.

Water Quality

EPA's Proposed Effluent Limitations Guidelines and Standards for Steam Electric Power Generating Point Source Category

In June 2013, the EPA published a proposed rule focusing on the reduction of metals and other pollutants in wastewater from new and existing coal-burning electric generation plants. The proposed rule is technology-driven in that specific technologies may need to be installed and sites that already have these technologies will be deemed to meet the requirements of the rule. The proposed rule as written will likely affect Columbia and the Elm Road Units. The EPA has announced that it plans to finalize the rule by May 22, 2014 and that it expects the rule to affect power plants as they renew their water discharge permits beginning in July 2017. We are currently evaluating the rule's specific impacts at these sites and will not know the full extent of those impacts until the rule is finalized.

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

GHG New Source Performance Standards (NSPS)

In a June 2013 directive, President Obama instructed the EPA to re-propose greenhouse gas standards for new power plants by September 20, 2013, based on comments received on their original rule proposal issued in March 2012, and to finalize those standards in a timely manner. The EPA met the President's directive and published revised proposed standards for new power plants in September 2013, that would require, if finalized, that new coal-fired units and small natural gas units meet carbon dioxide emission levels significantly below current levels.

The June 2013 directive also instructed the EPA to propose standards, regulations or guidelines for modified, reconstructed and existing power plants under Sections 111(b) and 111(d) of the Clean Air Act no later than June 2014 and to finalize those standards by June 2015. The directive further instructs the EPA to require states to submit implementation plans for this rule by June 30, 2016. The Directive asks the EPA to aim to develop a market-based approach towards carbon reduction, promote cleaner technologies while keeping energy options diverse, work with other government agencies to keep energy affordable and improve energy efficiencies, and engage States, the power industry, and the other key stakeholders in establishing and implementing strategies for greenhouse gas reductions.

While it is too early to predict with any certainty the specific costs that MGE will incur with implementation of a greenhouse gas reduction rule introduced under Section 111 of the Clean Air Act, it is reasonable to assume that costs of implementation of this rule could be significant depending on the approach taken.

Columbia

MGE and two other utilities jointly own Columbia, a coal-fired generating facility, which accounts for 225 MW (29%) of MGE's net summer generating capability. WPL is the plant operator and permit holder, and owns 46.2% of Columbia. Wisconsin Public Service Corporation (WPSC) owns a 31.8% interest, and MGE owns a 22% interest in Columbia. Based upon current available information, compliance with various environmental requirements and initiatives is expected to result in significant additional operating and capital expenditures at Columbia as noted below.

Columbia Environmental Project

See Footnote 4 for information regarding the Columbia environmental construction project.

Title V Operating Permit Petition

As discussed in Footnote 18.e. in MGE Energy's and MGE's 2012 Annual Report on Form 10-K, the WDNR's renewal of WPL's Title V operating permit for Columbia has been the subject of litigation initiated by a citizen group. On February 4, 2013, the parties involved dismissed the litigation without prejudice. The resolution of the Clean Air Act litigation, discussed below, included resolution of the citizen group's challenge to the renewal of the Columbia Title V operating permit. By letter dated July 30, 2013, the EPA withdrew its proposal that WPL apply to the EPA for the issuance of the renewed Columbia Title V permit. MGE believes the permits currently in effect for Columbia remain in effect at this time and will now be renewed by the WDNR. MGE continues to follow these developments and is unable to predict the outcome of this matter and its impact on its operations or financial condition.

Columbia Clean Air Act Litigation

In December 2009, the EPA sent a notice of violation (NOV) to MGE as one of the co-owners of Columbia. The NOV alleges that WPL, as owner-operator, and the other co-owners failed to comply with appropriate pre-construction review and permitting requirements and, as a result, violated the PSD program requirements, the Title V operating permit requirements of the CAA and the Wisconsin State Implementation Plan (SIP). In April 2013, the EPA filed a lawsuit against the co-owners of Columbia asserting similar allegations. In September 2010 and April 2013, Sierra Club filed lawsuits against WPL alleging violations of the CAA at Columbia and other WPL-operated Wisconsin facilities.

In April 2013, WPL, as owner-operator, along with the other owners of Columbia, entered into a consent decree with the EPA and the Sierra Club to resolve these claims, while admitting no liability. In June 2013, the consent decree was approved and entered by the Court. The consent decree requires installation of the following emission controls at Columbia: scrubbers and baghouses at Columbia Units 1 and 2 by December 31, 2014, and an SCR system at Columbia Unit 2 by December 31, 2018. In addition, the consent decree establishes emission rate limits for SO2, nitrogen oxide (NOx), and particulate matter for Columbia Units 1 and 2. The consent decree also includes annual plant-wide emission caps for SO2 and NOx for

Columbia. MGE also paid approximately $0.2 million as its share of a civil penalty and will complete approximately $0.6 million in environmental mitigation projects. MGE intends to seek recovery in rates of the costs associated with its compliance with the terms of the final consent decree and currently expects to recover any material compliance costs.

b.

Chattel Paper Agreement and Other Guarantees - MGE Energy and MGE.

MGE makes available to qualifying customers a financing program for the purchase and installation of energy-related equipment that will provide more efficient use of utility service at the customer's property. MGE is party to a chattel paper purchase agreement with a financial institution under which it can sell or finance an undivided interest with recourse, in up to $10.0 million of the financing program receivables, until July 31, 2014. At September 30, 2013, MGE has outstanding a $5.0 million interest in these receivables. MGE retains the servicing responsibility for these receivables. As of September 30, 2013, the servicing asset recognized by MGE is $0.3 million.

MGE accounts for servicing rights under the amortization method. Initial determination of the servicing asset fair value is based on the present value of the estimated future cash flows. The discount rate is based on the PSCW authorized weighted cost of capital.

MGE would be required to perform under its guarantee if a customer defaulted on its loan. The energy-related equipment installed at the customer sites is used to secure the customer loans. The loan balances outstanding at September 30, 2013, approximate the fair value of the energy-related equipment acting as collateral. The length of the MGE guarantee to the financial institution varies from one to ten years depending on the term of the underlying customer loan. Principal payments for the remainder of 2013 and the next four years on the loans are:

(In thousands)	2013	2014	2015	2016	2017
Chattel Paper	$213	$621	$937	$862	$455

c.

Legal Matters - MGE Energy and MGE.

MGE is involved in various legal matters that are being defended and handled in the normal course of business. MGE maintains accruals for such costs that are probable of being incurred and subject to reasonable estimation. The accrued amount for these matters is not material to the financial statements.

d.

Purchase Contracts - MGE Energy and MGE.

MGE Energy and MGE have entered into various commodity supply, transportation, and storage contracts to meet their obligations to deliver electricity and natural gas to customers. As of September 30, 2013, the future commitments related to these purchase contracts were as follows:

(In thousands)	2013	2014	2015	2016	2017
Coal(a)	$7,407	$17,705	$9,921	$3,770	$1,040
Natural gas supply(b)	14,549	13,601	-	-	-
Purchase power(c)	49,397	49,262	47,776	48,795	49,816
Other	1,691	-	-	-	-
	$73,044	$80,568	$57,697	$52,565	$50,856

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

20

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

b.

Notional Amounts.

The gross notional volume of open derivatives is as follows:

	September 30, 2013	December 31, 2012
Commodity derivative contracts	300,195 MWh	444,650 MWh
Commodity derivative contracts	5,970,000 Dth	1,980,000 Dth
FTRs	3,099 MW	2,670 MW

c.

Financial Statement Presentation.

MGE Energy and MGE offset fair value amounts recognized for the right to reclaim collateral (a receivable) or the obligation to return collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting agreement.

MGE purchases and sells exchange-traded and over-the-counter options, swaps, and future contracts. These arrangements are primarily entered into to help stabilize the price risk associated with gas or power purchases. These transactions are employed by both MGE's gas and electric segments. Additionally, as a result of the firm transmission agreements that MGE holds on transmission paths in the MISO market, MGE holds FTRs. An FTR is a financial instrument that entitles the holder to a stream of revenues or charges based on the differences in hourly day-ahead energy prices between two points on the transmission grid. The fair values of these instruments are reflected as a regulatory asset/liability depending on whether they are in a net loss/gain position. Depending on the nature of the instrument, the gain or loss associated with these transactions will be reflected as cost of gas sold, fuel for electric generation, or purchased power expense in the delivery month applicable to the instrument. At September 30, 2013, and December 31, 2012, the fair value of exchange traded derivatives and FTRs exceeded their cost basis by $0.9 million and $0.3 million, respectively.

MGE is a party to a ten-year purchased power agreement that provides MGE with firm capacity and energy during a base term from June 1, 2012, through May 31, 2022. The agreement also allows MGE an option to extend the contract after the base term. The agreement is accounted for as a derivative contract and is recognized at its fair value on the consolidated balance sheet. However, the derivative qualifies for regulatory deferral and is recognized with a corresponding regulatory asset or liability depending on whether the fair value is in a loss or gain position. The fair value of the contract at September 30, 2013, and December 31, 2012, reflects a loss position of $69.0 million and $72.6 million, respectively. The actual fuel cost will be recognized in purchased power expense in the month of purchase.

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

	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
September 30, 2013
Commodity derivative contracts	Other current assets	$608	Derivative liability (current)	$213
Commodity derivative contracts	Other deferred charges	32	Derivative liability (long-term)	18
FTRs	Other current assets	528	Derivative liability (current)	-
Ten-year PPA	N/A	N/A	Derivative liability (current)	9,310
Ten-year PPA	N/A	N/A	Derivative liability (long-term)	59,710

December 31, 2012
Commodity derivative contracts	Other current assets	$365	Derivative liability (current)	$394
Commodity derivative contracts	Other deferred charges	95	Derivative liability (long-term)	11
FTRs	Other current assets	206	Derivative liability (current)	-
Ten-year PPA	N/A	N/A	Derivative liability (current)	9,270
Ten-year PPA	N/A	N/A	Derivative liability (long-term)	63,320

The following tables show the effect of netting arrangements for recognized derivative assets and liabilities that are subject to a master netting arrangement or similar arrangement on the balance sheet.

Offsetting of Derivative Assets
	Gross amounts	Gross amounts offset in balance sheet	Collateral posted against derivative positions	Net amount presented in balance sheet

(In thousands)
September 30, 2013
Commodity derivative contracts	$640	$(231)	$-	$409
FTRs	528	-	-	528

December 31, 2012
Commodity derivative contracts	$460	$(405)	$-	$55
FTRs	206	-	-	206

Offsetting of Derivative Liabilities
	Gross amounts	Gross amounts offset in balance sheet	Collateral posted against derivative positions	Net amount presented in balance sheet

(In thousands)
September 30, 2013
Commodity derivative contracts	$231	$(231)	$-	$-
Ten-year PPA	69,020	-	-	69,020

December 31, 2012
Commodity derivative contracts	$405	$(405)	$-	$-
Ten-year PPA	72,590	-	-	72,590

The following tables summarize the unrealized and realized gains and losses related to the derivative instruments on the consolidated balance sheet at September 30, 2013 and 2012, and the consolidated income statement for the three and nine months ended September 30, 2013 and 2012.

	2013		2012
(In thousands)	Current and long-term regulatory asset	Other current assets	Current and long-term regulatory asset	Other current assets
Three Months Ended September 30:
Balance at July 1,	$66,649	$658	$79,362	$718
Change in unrealized loss (gain)	2,330	-	(468)	-
Realized loss reclassified to a deferred account	(275)	275	(223)	223
Realized loss reclassified to income
statement	(621)	(111)	(3,414)	(161)
Balance at September 30,	$68,083	$822	$75,257	$780

Nine Months Ended September 30:
Balance at January 1,	$72,329	$574	$42,356	$1,604
Change in unrealized loss (gain)	(1,330)	-	42,633	-
Realized loss reclassified to a deferred account	(953)	953	(3,103)	3,103
Realized loss reclassified to income
statement	(1,963)	(705)	(6,629)	(3,927)
Balance at September 30,	$68,083	$822	$75,257	$780

	Realized losses (gains)
	Regulated gas revenues	Fuel for electric generation/ purchased power	Cost of gas sold

(In thousands)
Three Months Ended September 30, 2013:
Commodity derivative contracts	$-	$(7)	$-
FTRs	-	(387)	-
Ten-year PPA	-	1,126	-

Three Months Ended September 30, 2012:
Commodity derivative contracts	$-	$176	$-
FTRs	-	(256)	-
Ten-year PPA	-	3,655	-

Nine Months Ended September 30, 2013:
Commodity derivative contracts	$-	$(523)	$608
FTRs	-	(896)	-
Ten-year PPA	-	3,479	-

Nine Months Ended September 30, 2012:
Commodity derivative contracts	$-	$2,685	$3,090
FTRs	-	(93)	-
Ten-year PPA	-	4,874	-

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

The ten-year PPA has a provision that may require MGE to post collateral if MGE's debt rating falls below investment grade (i.e., below BBB-). The amount of collateral that it may be required to post varies from $20.0 million to $40.0 million, depending on MGE's nominated capacity amount. As of September 30, 2013, no collateral has been posted. Certain counterparties extend MGE a credit limit. If MGE exceeds these limits, the counterparties may require collateral to be posted. As of September 30, 2013, and December 31, 2012, no counterparties were in a net liability position.

Nonperformance of counterparties to the non-exchange traded derivatives could expose MGE to credit loss. However, MGE enters into transactions only with companies that meet or exceed strict credit guidelines, and it monitors these counterparties on an ongoing basis to mitigate nonperformance risk in its portfolio. As of September 30, 2013, no counterparties have defaulted.

10.

Rate Matters - MGE Energy and MGE.

a.

Rate Proceedings.

On July 26, 2013, the PSCW authorized MGE to freeze electric and natural gas rates at 2013 levels for 2014. The order includes authorizing 100% AFUDC on the Columbia scrubber construction project and deferral of increased costs related to ATC and MISO Schedule 26 fees. As part of the rate freeze plan authorized by the PSCW, effective January 1, 2014 approximately $6.2 million associated with a 2012 fuel rule surplus credit will not be required to be refunded to customers and will be amortized in 2014. The fuel credit will accrue interest at MGE's weighted cost of capital. The authorized return on equity will remain unchanged at 10.3%.

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

b.

Fuel Rules.

Fuel rules require the PSCW and Wisconsin utilities to defer electric fuel-related costs that fall outside a symmetrical cost tolerance band around the amount approved for a utility in its most recent base rate proceedings. Any over/under recovery of the actual costs is determined on an annual basis and will be adjusted in future billings to electric retail customers. The fuel rules bandwidth is currently set at plus or minus 2%. Under fuel rules, MGE would defer costs, less any excess revenues, if its actual electric fuel costs exceeded 102% of the electric fuel costs allowed in its latest rate order. Excess revenues are defined as revenues in the year in question that provide MGE with a greater return on common equity than authorized by the PSCW in MGE's latest rate order. Conversely, MGE is required to defer the benefit of lower costs if actual electric fuel costs were less than 98% of the electric fuel costs allowed in that order. As of September 30, 2013, MGE has deferred $4.4 million (to be returned to customers in a future period) of 2013 electric fuel-related savings that are outside the range authorized by the PSCW.

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

Fair Value of Financial Assets and Liabilities Recorded at the Carrying Amount.

At September 30, 2013, and December 31, 2012, the carrying amount of cash and cash equivalents approximates fair market value due to the short maturity of those investments and obligations. The estimated fair market value of MGE Energy's and MGE's long-term debt is based on quoted market prices for similar financial instruments at September 30, 2013, and December 31, 2012. Since the long-term debt is not traded in an active market, it is classified as Level 2. The estimated fair market value of MGE Energy's and MGE's financial instruments are as follows:

	September 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(In thousands)
MGE Energy
Assets:
Cash and cash equivalents	$75,330	$75,330	$46,357	$46,357
Liabilities:
Long-term debt*	404,805	445,247	361,805	427,456

MGE
Assets:
Cash and cash equivalents	$42,590	$42,590	$6,350	$6,350
Liabilities:
Long-term debt*	404,805	445,247	361,805	427,456
*Includes long-term debt due within one year.

b.

Recurring Fair Value Measurements.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis for MGE Energy and MGE.

	Fair Value as of September 30, 2013
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Exchange-traded investments	$613	$613	$-	$-
Total Assets	$613	$613	$-	$-
Liabilities:
Derivatives, net	$68,083	$(245)	$-	$68,328
Deferred compensation	2,253	-	2,253	-
Total Liabilities	$70,336	$(245)	$2,253	$68,328

MGE
Assets:
Exchange-traded investments	$246	$246	$-	$-
Total Assets	$246	$246	$-	$-
Liabilities:
Derivatives, net	$68,083	$(245)	$-	$68,328
Deferred compensation	2,253	-	2,253	-
Total Liabilities	$70,336	$(245)	$2,253	$68,328

	Fair Value as of December 31, 2012
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Exchange-traded investments	$320	$320	$-	$-
Total Assets	$320	$320	$-	$-
Liabilities:
Derivatives, net	$72,329	$(17)	$-	$72,346
Deferred compensation	2,010	-	2,010	-
Total Liabilities	$74,339	$(17)	$2,010	$72,346

MGE
Assets:
Exchange-traded investments	$117	$117	$-	$-
Total Assets	$117	$117	$-	$-
Liabilities:
Derivatives, net	$72,329	$(17)	$-	$72,346
Deferred compensation	2,010	-	2,010	-
Total Liabilities	$74,339	$(17)	$2,010	$72,346

No transfers were made in or out of Level 1 or Level 2 for the nine months ended September 30, 2013.

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

The following table presents the significant unobservable inputs used in the pricing model.

Significant Unobservable Inputs	Model Input
Basis adjustment:
On peak	99.7%
Off peak	97.9%
Counterparty fuel mix:
Internal generation	50% - 70%
Purchased power	50% - 30%

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

The following table summarizes the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for both MGE Energy and MGE.

		Three Months Ended September 30,				Nine Months Ended September 30,

(In thousands)		2013		2012		2013		2012
Beginning balance,		$(66,856)		$(79,580)		$(72,346)		$(40,661)
Realized and unrealized gains (losses):
Included in regulatory liabilities (assets)		(1,472)		3,465		4,018		(35,455)
Included in other comprehensive income		-		-		-		-
Included in earnings		(174)		(3,422)		(2,034)		(6,659)
Included in current assets		(38)		-		(94)		(77)
Purchases		6,052		5,864		17,709		7,764
Sales		-		45		(2)		77
Issuances		-		-		-		-
Settlements		(5,840)		(2,487)		(15,579)		(1,104)
Transfers in and/or out of Level 3		-		-		-		-
Balance as of September 30,		$(68,328)		$(76,115)		$(68,328)		$(76,115)
Total gains (losses) included in earnings attributed to the change in unrealized gains (losses) related to assets and liabilities held at September 30,(a)		-		-		-		-

	$		$		$		$

The following table presents total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis for both MGE Energy and MGE(a).

	Three Months Ended September 30,		Nine Months Ended September 30,

(In thousands)	2013	2012	2013	2012
Purchased Power Expense	$(174)	$(3,422)	$(2,034)	$(6,659)
Cost of Gas Sold Expense	-	-	-	-
Regulated Gas Revenues	-	-	-	-
Total	$(174)	$(3,422)	$(2,034)	$(6,659)

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

Presentation of an Unrecognized Tax Benefit.

In July 2013, the FASB issued authoritative guidance within the Codification's Income Statement topic that provides guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exist. The authoritative guidance was issued to eliminate diversity in practice by providing guidance on the presentation of unrecognized tax benefits. This authoritative guidance will become effective January 1, 2014. The authoritative guidance will not have a financial statement or disclosure impact, unless MGE Energy or its subsidiaries are in a net operating loss position. We do not expect to be in a net operating loss position in 2014.

13.

Segment Information - MGE Energy and MGE.

MGE Energy operates in the following business segments: electric utility, gas utility, nonregulated energy, transmission investment, and all other. See MGE Energy's and MGE's 2012 Annual Report on Form 10-K for additional discussion of each of these segments.

The following tables show segment information for MGE Energy's operations for the indicated periods:

(In thousands) MGE Energy	Electric	Gas	Non- Regulated Energy	Transmission Investment	All Others	Consolidation/ Elimination Entries	Consolidated Total

Three Months Ended September 30, 2013
Operating revenues	$119,836	$18,864	$1,399	$-	$-	$-	$140,099
Interdepartmental revenues	172	2,757	10,660	-	-	(13,589)	-
Total operating revenues	120,008	21,621	12,059	-	-	(13,589)	140,099
Depreciation and amortization	(6,425)	(1,497)	(1,788)	-	-	-	(9,710)
Other operating expenses	(82,414)	(21,485)	(33)	(1)	(145)	13,589	(90,489)
Operating income (loss)	31,169	(1,361)	10,238	(1)	(145)	-	39,900
Other income, net	1,166	92	-	2,340	152	-	3,750
Interest (expense) income, net	(2,309)	(729)	(1,596)	-	29	-	(4,605)
Income (loss) before taxes	30,026	(1,998)	8,642	2,339	36	-	39,045
Income tax (provision) benefit	(11,021)	751	(3,469)	(939)	(14)	-	(14,692)
Net income (loss)	$19,005	$(1,247)	$5,173	$1,400	$22	$-	$24,353

Three Months Ended September 30, 2012
Operating revenues	$118,914	$16,587	$2,337	$-	$-	$-	$137,838
Interdepartmental revenues	159	4,658	8,679	-	-	(13,496)	-
Total operating revenues	119,073	21,245	11,016	-	-	(13,496)	137,838
Depreciation and amortization	(6,530)	(1,399)	(1,777)	-	-	-	(9,706)
Other operating expenses	(78,823)	(22,675)	(36)	-	(206)	13,496	(88,244)
Operating income (loss)	33,720	(2,829)	9,203	-	(206)	-	39,888
Other income, net	342	97	-	2,280	137	-	2,856
Interest (expense) income, net	(2,535)	(715)	(1,631)	-	32	-	(4,849)
Income (loss) before taxes	31,527	(3,447)	7,572	2,280	(37)	-	37,895
Income tax (provision) benefit	(11,873)	1,565	(3,039)	(909)	3	-	(14,253)
Net income (loss)	$19,654	$(1,882)	$4,533	$1,371	$(34)	$-	$23,642

Nine Months Ended September 30, 2013
Operating revenues	$310,176	$121,373	$4,075	$-	$-	$-	$435,624
Interdepartmental revenues	410	10,449	31,924	-	-	(42,783)	-
Total operating revenues	310,586	131,822	35,999	-	-	(42,783)	435,624
Depreciation and amortization	(19,139)	(4,357)	(5,368)	-	-	-	(28,864)
Other operating expenses	(235,390)	(111,494)	(96)	(1)	(537)	42,783	(304,735)
Operating income (loss)	56,057	15,971	30,535	(1)	(537)	-	102,025
Other income, net	2,226	69	-	7,045	430	-	9,770
Interest (expense) income, net	(7,028)	(2,166)	(4,814)	-	71	-	(13,937)
Income (loss) before taxes	51,255	13,874	25,721	7,044	(36)	-	97,858
Income tax (provision) benefit	(18,148)	(5,844)	(10,209)	(2,837)	8	-	(37,030)
Net income (loss)	$33,107	$8,030	$15,512	$4,207	$(28)	$-	$60,828

Nine Months Ended September 30, 2012
Operating revenues	$305,189	$92,235	$6,894	$-	$-	$-	$404,318
Interdepartmental revenues	387	10,721	26,032	-	-	(37,140)	-
Total operating revenues	305,576	102,956	32,926	-	-	(37,140)	404,318
Depreciation and amortization	(19,554)	(4,158)	(5,330)	-	-	-	(29,042)
Other operating expenses	(223,876)	(94,162)	(85)	-	(880)	37,140	(281,863)
Operating income (loss)	62,146	4,636	27,511	-	(880)	-	93,413
Other income, net	602	170	-	6,764	439	-	7,975
Interest (expense) income, net	(7,727)	(2,179)	(4,915)	-	104	-	(14,717)
Income (loss) before taxes	55,021	2,627	22,596	6,764	(337)	-	86,671
Income tax (provision) benefit	(20,300)	(740)	(9,069)	(2,719)	117	-	(32,711)
Net income (loss)	$34,721	$1,887	$13,527	$4,045	$(220)	$-	$53,960

The following tables show segment information for MGE's operations for the indicated periods:

(In thousands) MGE	Electric	Gas	Non- Regulated Energy	Transmission Investment	Consolidation/ Elimination Entries	Consolidated Total

Three Months Ended September 30, 2013
Operating revenues	$119,836	$18,864	$1,399	$-	$-	$140,099
Interdepartmental revenues	172	2,757	10,660	-	(13,589)	-
Total operating revenues	120,008	21,621	12,059	-	(13,589)	140,099
Depreciation and amortization	(6,425)	(1,497)	(1,788)	-	-	(9,710)
Other operating expenses*	(93,481)	(20,748)	(3,502)	(1)	13,589	(104,143)
Operating income (loss)*	20,102	(624)	6,769	(1)	-	26,246
Other income, net*	1,212	106	-	1,401	-	2,719
Interest expense, net	(2,309)	(729)	(1,596)	-	-	(4,634)
Net income (loss)	19,005	(1,247)	5,173	1,400	-	24,331
Less: Net income attributable to
noncontrolling interest, net of tax	-	-	-	-	(6,861)	(6,861)
Net income (loss) attributable to MGE	$19,005	$(1,247)	$5,173	$1,400	$(6,861)	$17,470

Three Months Ended September 30, 2012
Operating revenues	$118,914	$16,587	$2,337	$-	$-	$137,838
Interdepartmental revenues	159	4,658	8,679	-	(13,496)	-
Total operating revenues	119,073	21,245	11,016	-	(13,496)	137,838
Depreciation and amortization	(6,530)	(1,399)	(1,777)	-	-	(9,706)
Other operating expenses*	(90,946)	(21,180)	(3,075)	-	13,496	(101,705)
Operating income (loss)*	21,597	(1,334)	6,164	-	-	26,427
Other income, net*	592	167	-	1,371	-	2,130
Interest expense, net	(2,535)	(715)	(1,631)	-	-	(4,881)
Net income (loss)	19,654	(1,882)	4,533	1,371	-	23,676
Less: Net income attributable to
noncontrolling interest, net of tax	-	-	-	-	(6,153)	(6,153)
Net income (loss) attributable to MGE	$19,654	$(1,882)	$4,533	$1,371	$(6,153)	$17,523

Nine Months Ended September 30, 2013
Operating revenues	$310,176	$121,373	$4,075	$-	$-	$435,624
Interdepartmental revenues	410	10,449	31,924	-	(42,783)	-
Total operating revenues	310,586	131,822	35,999	-	(42,783)	435,624
Depreciation and amortization	(19,139)	(4,357)	(5,368)	-	-	(28,864)
Other operating expenses*	(253,566)	(117,346)	(10,305)	(1)	42,783	(338,435)
Operating income (loss)*	37,881	10,119	20,326	(1)	-	68,325
Other income, net*	2,254	77	-	4,208	-	6,539
Interest expense, net	(7,028)	(2,166)	(4,814)	-	-	(14,008)
Net income	33,107	8,030	15,512	4,207	-	60,856
Less: Net income attributable to
noncontrolling interest, net of tax	-	-	-	-	(20,547)	(20,547)
Net income attributable to MGE	$33,107	$8,030	$15,512	$4,207	$(20,547)	$40,309

Nine Months Ended September 30, 2012
Operating revenues	$305,189	$92,235	$6,894	$-	$-	$404,318
Interdepartmental revenues	387	10,721	26,032	-	(37,140)	-
Total operating revenues	305,576	102,956	32,926	-	(37,140)	404,318
Depreciation and amortization	(19,554)	(4,158)	(5,330)	-	-	(29,042)
Other operating expenses*	(244,303)	(94,938)	(9,154)	-	37,140	(311,255)
Operating income*	41,719	3,860	18,442	-	-	64,021
Other income, net*	729	206	-	4,045	-	4,980
Interest expense, net	(7,727)	(2,179)	(4,915)	-	-	(14,821)
Net income	34,721	1,887	13,527	4,045	-	54,180
Less: Net income attributable to
noncontrolling interest, net of tax	-	-	-	-	(18,305)	(18,305)
Net income attributable to MGE	$34,721	$1,887	$13,527	$4,045	$(18,305)	$35,875

*Amounts are shown net of the related tax expense, consistent with the presentation on the consolidated MGE Income Statement.

The following table shows segment information for MGE Energy's and MGE's assets and capital expenditures:

(In thousands) MGE Energy	Utility			Consolidated
	Electric	Gas	Assets not Allocated	Nonregulated Energy	Transmission Investment	All Others	Consolidation/ Elimination Entries	Total
Assets:
September 30, 2013	$948,030	$274,896	$50,963	$289,808	$63,666	$408,340	$(391,992)	$1,643,711
December 31, 2012	888,444	285,468	18,559	323,216	61,064	413,291	(403,118)	1,586,924
Capital Expenditures:
Nine Months Ended September 30, 2013	$79,637	$9,423	$-	$3,032	$-	$-	$-	$92,092
Year ended Dec. 31, 2012	81,965	13,812	-	2,658	-	-	-	98,435

(In thousands) MGE	Utility			Consolidated
	Electric	Gas	Assets not Allocated	Nonregulated Energy	Transmission Investment	Elimination Entries	Total
Assets:
September 30, 2013	$948,030	$274,896	$50,963	$289,758	$63,666	$(9,881)	$1,617,432
December 31, 2012	888,444	285,468	18,559	323,166	61,064	(23,050)	1,553,651
Capital Expenditures:
Nine Months Ended September 30, 2013	$79,637	$9,423	$-	$3,032	$-	$-	$92,092
Year ended Dec. 31, 2012	81,965	13,812	-	2,658	-	-	98,435

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

For the three months ended September 30, 2013, MGE Energy's earnings were $24.4 million or $1.05 per share compared to $23.6 million or $1.02 per share for the same period in the prior year. MGE's earnings for both the three months ended September 30, 2013 and 2012, were $17.5 million.

For the nine months ended September 30, 2013, MGE Energy's earnings were $60.8 million or $2.63 per share compared to $54.0 million or $2.33 per share for the same period in the prior year. MGE's earnings for the nine months ended September 30, 2013, were $40.3 million compared to $35.9 million for the same period in the prior year.

MGE Energy's income was derived from our business segments as follows:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,

Business Segment:	2013	2012	2013	2012
Electric Utility	$19,005	$19,654	$33,107	$34,721
Gas Utility	(1,247)	(1,882)	8,030	1,887
Nonregulated Energy	5,173	4,533	15,512	13,527
Transmission Investment	1,400	1,371	4,207	4,045
All Other	22	(34)	(28)	(220)
Net Income	$24,353	$23,642	$60,828	$53,960

Our net income during the three months ended September 30, 2013, primarily reflects the effects of the following factors:

•

Electric net income decreased due to a 2.7% decrease in electric retail sales reflecting lower customer demand. The decline in customer demand was driven by a return to more normal weather in 2013 compared to unusually warm weather in 2012. The average temperature in July 2013 was 71.9 degrees compared to 79.7 degrees in July 2012.

•

Gas net loss decreased due to a 4.3% increase in gas sales reflecting higher customer demand and lower operating and maintenance expenditures over the prior year.

•

Higher nonregulated revenues primarily attributable to approved recovery in December 2012 of force majeure costs associated with the construction of the Elm Road Units. The recovery of the force majeure costs began in 2013. A portion of the recovery pertaining to periods prior to the PSCW order will only affect 2013.

Our net income during the nine months ended September 30, 2013, primarily reflects the effects of the following factors:

•

Electric net income decreased due to a 1.9% decrease in electric retail sales reflecting lower customer demand. The decline in customer demand was driven by a return to more normal weather in 2013 compared to unusually warm weather in 2012. The average temperature in July 2013 was 71.9 degrees compared to 79.7 degrees in July 2012. In addition, operating and maintenance expenditures increased over the prior year driven by increased costs at Columbia.

•

Gas net income increased due to a 25.5% increase in gas sales reflecting higher customer demand due to a colder winter. Heating degree days (a measure for determining the impact of weather during the heating season) increased by 34% compared to the prior year. In addition, operating and maintenance expenditures decreased over the prior year.

•

Higher nonregulated revenues primarily attributable to approved recovery in December 2012 of force majeure costs associated with the construction of the Elm Road Units. The recovery of the force majeure costs began in 2013. A portion of the recovery pertaining to periods prior to the PSCW order will only affect 2013.

During the first nine months of 2013, the following events occurred:

Columbia Environmental Project: In early 2011, the PSCW authorized the construction of air emission reduction systems and associated equipment on Columbia Units 1 and 2. MGE's estimated share of the capital expenditures required to complete this project will be approximately $140 million. As of September 30, 2013, MGE has accumulated $113.6 million (excluding carrying costs) related to its share of the project, which is reflected in the Construction Work in Progress balance on MGE Energy's and MGE's consolidated balance sheets. Of this amount, MGE has accumulated $53.7 million in 2013. MGE has recognized $1.9 million (after tax) in AFUDC equity related to this project for the nine months ended September 30, 2013.

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

Long-term Debt: In September 2013, MGE issued $30 million of its 3.09% senior notes and $15 million of its 3.29% senior notes. The notes will mature on September 15, 2023 and September 15, 2026, respectively. The proceeds of the notes are expected to be used to help finance the Columbia environmental project. See "Long-term Debt" under "Contractual Obligations and Commercial Commitments" below for more information.

In the near term, several items may affect us, including:

Rate Filing: On July 26, 2013, the PSCW authorized MGE to freeze electric and natural gas rates at 2013 levels for 2014. The order includes authorizing 100% AFUDC on the Columbia scrubber construction project and deferral of increased costs related to ATC and MISO Schedule 26 fees. As part of the rate freeze plan authorized by the PSCW, effective January 1, 2014 approximately $6.2 million associated with a 2012 fuel rule surplus credit will not be required to be refunded to customers and will be amortized in 2014. The fuel credit will accrue interest at MGE's weighted cost of capital. The authorized return on equity will remain unchanged at 10.3%.

Environmental Initiatives: There are proposed legislation, rules, and initiatives involving matters related to air emissions, water effluent, hazardous materials, and greenhouse gases, all of which affect generation plant capital expenditures and operating costs as well as future operational planning. Such legislation and rulemaking could significantly affect the costs of owning and operating fossil-fueled generating plants, such as Columbia and Elm Road, from which we derive approximately 45% of our electric generating capacity. We would expect to seek and receive recovery of any such costs in rates; however, it is difficult to estimate the amount of such costs due to the uncertainty as to the timing and form of the legislation and rules, and the scope and time of the recovery of costs in rates. In addition, the Columbia owners, including MGE, resolved claims surrounding the alleged failure, among other things, to obtain necessary air permits and implement necessary emission controls associated with past activities at Columbia. See Columbia discussion in Footnote 8.a. in Notes to Consolidated Financial Statements.

Columbia Environmental Project: MGE's share of the capital expenditures associated with the Columbia environmental project will be approximately $12 million for the remainder of 2013 million and $14 million in 2014. We intend to fund any remaining capital commitments with funds generated from normal operations and the issuance of long-term and short-term debt. See "Long-Term Debt" under "Contractual Obligations and Commercial Commitments" below for more information.

General Economic Conditions: Economic conditions both inside and outside our service area are expected to continue to affect the level of demand for our utility services and may affect the collection of our accounts receivable and the creditworthiness of counterparties with whom we do business. We have in place lines of credit aggregating $150 million for MGE Energy (including MGE) and $100 million for MGE to address our liquidity needs. As of September 30, 2013, there were no borrowings outstanding under our lines of credit.

The following discussion is based on the business segments as discussed in Footnote 13 of Notes to Consolidated Financial Statements.

Three Months Ended September 30, 2013 and 2012

Electric Utility Operations - MGE Energy and MGE

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the periods indicated:

(In thousands, except cooling degree days)	Revenues			Sales (kWh)
	Three Months Ended September 30,			Three Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
Residential	$40,578	$42,652	(4.9)%	238,046	264,217	(9.9)%
Commercial	62,582	60,317	3.8%	502,924	507,696	(0.9)%
Industrial	5,612	5,468	2.6%	66,366	65,994	0.6%
Other-retail/municipal	11,952	11,356	5.2%	123,221	118,548	3.9%
Total retail	120,724	119,793	0.8%	930,557	956,455	(2.7)%
Sales to the market	465	390	19.2%	8,038	2,802	186.9%
Adjustments to revenues	(1,353)	(1,269)	(6.6)%	-	-	- %
Total	$119,836	$118,914	0.8%	938,595	959,257	(2.2)%

Cooling degree days (normal 474)				517	729	(29.1)%

Electric operating revenues increased $0.9 million or 0.8% for the three months ended September 30, 2013, due to the following:

(In millions)
Rate changes	$4.1
Volume	(3.2)
Sales to the market	0.1
Adjustments to revenues	(0.1)
Total	$0.9

•

Rate changes. Rates charged to retail customers for the three months ended September 30, 2013, were 3.6% or $4.1 million higher than those charged during the same period in the prior year.

In December 2012, the PSCW authorized MGE to increase 2013 rates for retail electric customers by 3.8% or $14.9 million. The increase in retail electric rates was driven by costs for new environmental equipment at Columbia, final construction costs for the Elm Road Units, transmission reliability enhancements, and purchased power costs.

•

Volume. During the three months ended September 30, 2013, there was a 2.7% decrease in total retail sales volumes compared to the same period in the prior year driven by a return to more normal weather in 2013 compared to unusually warm weather in 2012.

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

Electric fuel and purchased power

The expense for fuel for electric generation decreased $2.4 million or 14.9% during the three months ended September 30, 2013, compared to the same period in the prior year. Internal electric generated volume delivered to the system decreased 6.1%, which resulted in $1.0 million of decreased expense. Internal electric generation costs decreased $1.4 million as a result of a 9.4% decrease in the per-unit cost (largely due to lower Elm Road and Columbia coal costs).

Excluding the fuel rules adjustments discussed below, purchased power expense increased $3.1 million, compared to the same period in the prior year. This increase in expense reflects a $1.2 million or 7.6% increase in the volume of power purchased from third parties and an increase of $1.9 million or 11.7% increase in the per-unit cost of purchased power.

Based on PSCW fuel rules, MGE is required to defer electric fuel-related costs that fall outside a 2% cost tolerance band around the amount used in the most recent rate proceeding. Any fuel rules adjustments are reflected in purchased power expense. During the three months ended September 30, 2013 and 2012, MGE's actual fuel costs fell below the lower end of this tolerance band, which resulted in MGE deferring $4.0 million and $3.2 million, respectively, in fuel-related cost savings to be returned to customers and MGE recording a corresponding increase in purchased power costs. Any over/under recovery of the deferred costs is determined on an annual basis and adjusted in future billings to customers. After combining the fuel rules adjustments with the actual savings discussed above, purchased power expense increased $3.9 million ($3.1 million increase discussed above plus $0.8 million fuel rules difference) during the three months ended September 30, 2013, compared to the prior year.

Electric operating and maintenance expenses

Electric operating and maintenance expenses increased $0.1 million during the three months ended September 30, 2013, compared to the same period in 2012. The following changes contributed to the net change:

(In millions)
Increased transmission costs	$1.0
Increased production expenses	0.4
Increased distribution expenses	0.4
Increased other costs	0.2
Decreased customer service costs	(0.2)
Decreased administrative and general costs	(1.7)
Total	$0.1

For the three months ended September 30, 2013, increased transmission costs are primarily due to an increase in transmission reliability enhancements. A decrease in administrative and general costs is primarily due to decreased pension costs.

Gas Utility Operations - MGE Energy and MGE

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class during each of the periods indicated:

(In thousands, except HDD and average rate per therm of retail customer)	Revenues			Therms Delivered
	Three Months Ended September 30,			Three Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
Residential	$8,794	$8,004	9.9%	5,676	5,658	0.3%
Commercial/Industrial	9,343	7,960	17.4%	17,789	17,175	3.6%
Total retail	18,137	15,964	13.6%	23,465	22,833	2.8%
Gas transportation	593	515	15.1%	6,937	6,310	9.9%
Other revenues	134	108	24.1%	-	-	- %
Total	$18,864	$16,587	13.7%	30,402	29,143	4.3%
Heating degree days (normal 177)				157	212	(25.9)%
Average rate per therm of
retail customer	$0.773	$0.699	10.6%

Gas revenues increased $2.3 million or 13.7% for the three months ended September 30, 2013. These changes are related to the following factors:

(In millions)
Gas costs/rates	$1.7
Gas deliveries	0.4
Transportation and other effects	0.2
Total	$2.3

•

Gas costs/rates. The average retail rate per therm for the three months ended September 30, 2013, increased 10.6% compared to the same period in 2012, reflecting higher natural gas commodity costs.

•

Retail gas deliveries. For the three months ended September 30, 2013, retail gas deliveries increased 2.8% compared to the same period in 2012 as a result of increased demand in the commercial/industrial sector.

Cost of gas sold

For the three months ended September 30, 2013, cost of gas sold increased by $1.4 million, compared to the same period in the prior year. The cost per therm of natural gas increased 15.9%, which resulted in $1.2 million of increased expense. In addition, the volume of gas purchased increased 3.0%, which resulted in $0.2 million of increased expense.

Gas operating and maintenance expenses

Gas operating and maintenance expenses decreased by $0.9 million for the three months ended September 30, 2013, compared to the same period in 2012. The following changes contributed to the net change:

(In millions)
Decreased administrative and general costs	$(0.8)
Decreased customer service costs	(0.3)
Increased customer accounts costs	0.2
Total	$(0.9)

For the three months ended September 30, 2013, decreased administrative and general costs are primarily due to decreased pension costs.

Nonregulated Energy Operations - MGE Energy and MGE

For the three months ended September 30, 2013 and 2012, net income at the nonregulated energy operations segment was $5.2 million and $4.5 million, respectively. The nonregulated energy operations are conducted through MGE Energy's subsidiaries: MGE Power Elm Road and MGE Power West Campus. These subsidiaries have been formed to construct, own and lease electric generating capacity to assist MGE.

Results for the three months ended September 30, 2013, reflect the recovery of force majeure costs associated with the construction of the Elm Road Units. In December 2012, as part of WEPCO's (the operator and primary owner of the Elm Road Units) 2013 Wisconsin rate case, the PSCW determined that 100% of the construction costs for the Elm Road Units were prudently incurred, and approved the recovery in rates of more than 99.5% of these costs. The recovery of the force majeure costs began in 2013. A portion of the recovery pertaining to periods prior to the PSCW order will only affect 2013.

Transmission Investment Operations - MGE Energy and MGE

Transmission investment other income

For both the three months ended September 30, 2013 and 2012, other income at the transmission investment segment was $2.3 million. The transmission investment segment holds our interest in ATC, and its income reflects our equity in the earnings of ATC. See Footnote 3 of Notes to Consolidated Financial Statements for additional information concerning ATC and summarized financial information regarding ATC.

Consolidated Income Taxes - MGE Energy and MGE

MGE Energy's and MGE's effective income tax rate for both the three months ended September 30, 2013 and 2012, was 37.6%.

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

	Three Months Ended September 30,

(In millions)	2013	2012
MGE Power Elm Road	$4.3	$3.7
MGE Power West Campus	1.9	1.9
MGE Transco	0.6	0.6

Nine Months Ended September 30, 2013 and 2012

Electric Utility Operations - MGE Energy and MGE

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the periods indicated:

(In thousands, except cooling degree days)	Revenues			Sales (kWh)
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
Residential	$104,020	$102,481	1.5%	624,877	646,238	(3.3)%
Commercial	164,024	160,309	2.3%	1,382,151	1,400,390	(1.3)%
Industrial	15,283	15,130	1.0%	189,882	191,363	(0.8)%
Other-retail/municipal	30,322	29,886	1.5%	326,717	334,097	(2.2)%
Total retail	313,649	307,806	1.9%	2,523,627	2,572,088	(1.9)%
Sales to the market	682	1,144	(40.4)%	22,052	25,760	(14.4)%
Adjustments to revenues	(4,155)	(3,761)	(10.5)%	-	-	- %
Total	$310,176	$305,189	1.6%	2,545,679	2,597,848	(2.0)%

Cooling degree days (normal 656)				707	1,065	(33.6)%

Electric operating revenues increased $5.0 million or 1.6% for the nine months ended September 30, 2013, due to the following:

(In millions)
Rate changes	$11.6
Volume	(5.8)
Sales to the market	(0.5)
Adjustments to revenues	(0.3)
Total	$5.0

•

Rate changes. Rates charged to retail customers for the nine months ended September 30, 2013, were 3.9% or $11.6 million higher than those charged during the same period in the prior year.

In December 2012, the PSCW authorized MGE to increase 2013 rates for retail electric customers by 3.8% or $14.9 million. The increase in retail electric rates was driven by costs for new environmental equipment at Columbia, final construction costs for the Elm Road Units, transmission reliability enhancements, and purchased power costs.

•

Volume. During the nine months ended September 30, 2013, there was a 1.9% decrease in total retail sales volumes compared to the same period in the prior year driven by a return to more normal weather in 2013 compared to unusually warm weather in 2012.

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

Electric fuel and purchased power

The expense for fuel for electric generation decreased $2.2 million or 6.0% during the nine months ended September 30, 2013, compared to the same period in the prior year. Internal electric generated volume delivered to the system decreased 1.9%, which resulted in $0.7 million of decreased expense. Internal electric generation costs decreased $1.5 million as a result of a 4.2% decrease in the per-unit cost (largely due to lower Elm Road and Columbia coal costs).

Excluding the fuel rules adjustments discussed below, purchased power expense increased $7.8 million during the nine months ended September 30, 2013, compared to the same period in the prior year. This increase in expense reflects an $8.8 million or 18.3% increase in the per-unit cost of purchased power, partially offset by a $1.0 million or 2.2% decrease in the volume of power purchased from third parties.

Based on PSCW fuel rules, MGE is required to defer electric fuel-related costs that fall outside a 2% cost tolerance band around the amount used in the most recent rate proceeding. Any fuel rules adjustments are reflected in purchased power expense. During the nine months ended September 30, 2013 and 2012, MGE's actual fuel costs fell below the lower end of this tolerance band, which resulted in MGE deferring $4.4 million and $5.9 million, respectively, in fuel-related cost savings to be returned to customers and MGE recording a corresponding increase in purchased power costs. Any over/under recovery of the deferred costs is determined on an annual basis and adjusted in future billings to customers. After combining the fuel rules adjustments with the actual savings discussed above, purchased power expense increased $6.3 million ($7.8 million increase discussed above less $1.5 million fuel rules difference) during the nine months ended September 30, 2013, compared to the prior year.

Electric operating and maintenance expenses

Electric operating and maintenance expenses increased $1.3 million during the nine months ended September 30, 2013, compared to the same period in 2012. The following changes contributed to the net change:

(In millions)
Increased transmission costs	$2.5
Increased production costs	2.2
Increased distribution costs	0.8
Increased customer accounts costs	0.2
Decreased customer services costs	(0.9)
Decreased administrative and general costs	(3.5)
Total	$1.3

For the nine months ended September 30, 2013, increased transmission costs are due to an increase in transmission reliability enhancements and increased production costs are primarily due to increased costs at Columbia. Decreased administrative and general costs are primarily due to decreased pension costs and decreased customer service costs are due to lower energy conservation spending.

Gas Utility Operations - MGE Energy and MGE

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class during each of the periods indicated:

(In thousands, except HDD and average rate per therm of retail customer)	Revenues			Therms Delivered
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
Residential	$66,034	$51,620	27.9%	67,181	51,246	31.1%
Commercial/Industrial	52,758	38,521	37.0%	89,836	72,743	23.5%
Total retail	118,792	90,141	31.8%	157,017	123,989	26.6%
Gas transportation	2,181	1,744	25.1%	27,048	22,726	19.0%
Other revenues	400	350	14.3%	-	-	- %
Total	$121,373	$92,235	31.6%	184,065	146,715	25.5%
Heating degree days (normal 4,500)				4,799	3,581	34.0%
Average Rate Per Therm of
Retail Customer	$0.757	$0.727	4.1%

Gas revenues increased $29.1 million or 31.6% for the nine months ended September 30, 2013. These changes are related to the following factors:

(In millions)
Gas deliveries	$24.0
Gas costs/rates	4.6
Transportation and other effects	0.5
Total	$29.1

•

Retail gas deliveries. For the nine months ended September 30, 2013, retail gas deliveries increased 26.6% compared to the same period in 2012, as a result of colder weather during the winter months compared to milder weather in the prior year.

•

Gas costs/rates. The average retail rate per therm for the nine months ended September 30, 2013, increased 4.1% compared to the same period in 2012, reflecting higher natural gas commodity costs.

Cost of gas sold

For the nine months ended September 30, 2013, cost of gas sold increased by $20.2 million, compared to the same period in the prior year. The volume of purchased gas increased 27.0%, which resulted in $13.5 million of increased expense. In addition, the cost per therm of natural gas increased 10.6%, which resulted in $6.7 million of increased expense.

Gas operating and maintenance expenses

Gas operating and maintenance expenses decreased by $2.5 million for the nine months ended September 30, 2013, compared to the same period in 2012. The following changes contributed to the net change:

(In millions)
Decreased administrative and general costs	$(1.8)
Decreased customer service costs	(1.0)
Increased distribution costs	0.2
Increased customer accounts costs	0.1
Total	$(2.5)

For the nine months ended September 30, 2013, decreased administrative and general costs are primarily due to decreased pension costs and decreased customer service costs are due to lower energy conservation spending.

Nonregulated Energy Operations - MGE Energy and MGE

For the nine months ended September 30, 2013 and 2012, net income at the nonregulated energy operations segment was $15.5 million and $13.5 million, respectively. The nonregulated energy operations are conducted through MGE Energy's subsidiaries: MGE Power, MGE Power Elm Road and MGE Power West Campus. These subsidiaries have been formed to construct, own and lease electric generating capacity to assist MGE.

Results for the nine months ended September 30, 2013, reflect the recovery of force majeure costs associated with the construction of the Elm Road Units. In December 2012, as part of WEPCO's (the operator and primary owner of the Elm Road Units) 2013 Wisconsin rate case, the PSCW determined that 100% of the construction costs for the Elm Road Units were prudently incurred, and approved the recovery in rates of more than 99.5% of these costs. The recovery of the force majeure costs began in 2013. A portion of the recovery pertaining to periods prior to the PSCW order will only affect 2013.

Transmission Investment Operations - MGE Energy and MGE

Transmission investment other income

For the nine months ended September 30, 2013 and 2012, other income at the transmission investment segment was $7.0 million and $6.8 million, respectively. The transmission investment segment holds our interest in ATC, and its income reflects our equity in the earnings of ATC. See Footnote 3 of Notes to Consolidated Financial Statements for additional information concerning ATC and summarized financial information regarding ATC.

Consolidated Income Taxes - MGE Energy and MGE

MGE Energy's and MGE's effective income tax rate for the nine months ended September 30, 2013, was 37.8% compared to 37.7% for the same period in 2012.

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

	Nine Months Ended September 30,

(In millions)	2013	2012
MGE Power Elm Road	$13.0	$11.1
MGE Power West Campus	5.7	5.6
MGE Transco	1.8	1.6

Contractual Obligations and Commercial Commitments - MGE Energy and MGE

There were no material changes, other than from the normal course of business, to MGE Energy's and MGE's contractual obligations (representing cash obligations that are considered to be firm commitments) and commercial commitments (representing commitments triggered by future events) during the nine months ended September 30, 2013, except as noted below. Further discussion of the contractual obligations and commercial commitments is included in Footnote 8 of Notes to Consolidated Financial Statements in this Report, and Footnote 18 of Notes to Consolidated Financial Statements, and "Contractual Obligations and Commercial Commitments for MGE Energy and MGE" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in MGE Energy's and MGE's 2012 Annual Report on Form 10-K.

Purchase Contracts - MGE Energy and MGE

See Footnote 8.d. of Notes to Consolidated Financial Statements for a description of commitments at September 30, 2013, that MGE Energy and MGE have entered with respect to various commodity supply, transportation, and storage contracts to meet their obligations to deliver electricity and natural gas to customers.

Credit Facilities - MGE Energy and MGE

As of September 30, 2013, MGE Energy and MGE had bank lines of credit under committed credit facilities as follows:

(In millions)	Aggregate Bank Commitments	Expiration Date
MGE Energy	$50.0	July 31, 2017
MGE	$100.0	July 31, 2017

The credit agreements for both of MGE Energy and MGE carry interest at either (i) a "floating rate," plus an adder ranging from zero to 0.125%, depending upon the credit ratings assigned to MGE's senior unsecured long-term debt securities; or (ii) a "Eurodollar Rate," plus an adder ranging from 0.675% to 1.125%, depending upon the credit ratings assigned to MGE's senior unsecured long-term debt securities. The "floating rate" is calculated on a daily basis as the highest of a prime rate, a Federal Funds effective rate plus 0.5% per annum, or a Eurodollar Rate for a one month interest period plus 1%. The "Eurodollar Rate" is calculated as provided in the credit agreements for the selected interest period. As of September 30, 2013, neither MGE Energy nor MGE had any borrowings outstanding under their respective credit agreements and MGE had no commercial paper outstanding.

Long-term Debt - MGE Energy and MGE

MGE issued $85 million of senior unsecured notes during 2013 pursuant to a Note Purchase Agreement with several note purchasers, the proceeds of which were used to refinance $40 million of senior unsecured notes and to assist with the financing of the Columbia environmental project. See Footnote 2.d. of Notes to Consolidated Financial Statements for information regarding the notes that were issued and the notes that were redeemed.

Liquidity and Capital Resources

Cash Flows

The following summarizes cash flows for MGE Energy and MGE during the nine months ended September 30, 2013 and 2012:

	MGE Energy		MGE
(In thousands)	2013	2012	2013	2012
Cash provided by/(used for):
Operating activities	$108,600	$115,886	$107,826	$113,569
Investing activities	(94,177)	(68,188)	(93,835)	(67,955)
Financing activities	14,550	(29,664)	22,249	(29,976)

Cash Provided by Operating Activities

MGE Energy

MGE Energy's consolidated net cash provided by operating activities is derived mainly from the electric and gas operations of its principal subsidiary, MGE.

Cash provided by operating activities for the nine months ended September 30, 2013, was $108.6 million, a decrease of $7.3 million when compared to the same period in the prior year primarily related to working capital changes.

MGE Energy's net income increased $6.9 million for the nine months ended September 30, 2013, when compared to the same period in the prior year.

Working capital accounts (excluding prepaid taxes) resulted in $2.8 million in cash provided by operating activities for the nine months ended September 30, 2013, primarily due to decreased accounts receivable and decreased unbilled revenues, partially offset by decreased accounts payable and increased gas inventories. Working capital accounts resulted in $1.1 million in cash used for operating activities for the nine months ended September 30, 2012, primarily due to decreased accounts payable, partially offset by decreased receivable - margin and decreased unbilled revenues.

An increase in pension contribution resulted in an additional $9.6 million in cash used for operating activities for the nine months ended September 30, 2013, when compared to the same period in the prior year. These contributions reflect amounts required by law and discretionary amounts.

During the nine months ended September 30, 2013, MGE paid a make-whole premium equal to $6.8 million related to the redemption of $40 million of long-term debt.

MGE

Cash provided by operating activities for the nine months ended September 30, 2013, was $107.8 million, a decrease of $5.7 million when compared to the same period in the prior year primarily related to working capital changes.

Net income increased $6.7 million for the nine months ended September 30, 2013, when compared to the same period in the prior year.

Working capital accounts (excluding prepaid taxes) resulted in $3.5 million in cash provided by operating activities for the nine months ended September 30, 2013, primarily due to decreased accounts receivable, decreased unbilled revenues, and increased current liabilities, partially offset by decreased accounts payable and increased gas inventories.

Working capital accounts resulted in $1.9 million in cash used for operating activities for the nine months ended September 30, 2012, primarily due to decreased accounts payable, partially offset by decreased receivable - margin and decreased unbilled revenues.

An increase in pension contribution resulted in an additional $9.6 million in cash used for operating activities for the nine months ended September 30, 2013, when compared to the same period in the prior year. These contributions reflect amounts required by law and discretionary amounts.

During the nine months ended September 30, 2013, MGE paid a make-whole premium equal to $6.8 million related to the redemption of $40 million of long-term debt.

Cash Used for Investing Activities

MGE Energy

MGE Energy's cash used for investing activities increased $26.0 million for the nine months ended September 30, 2013, when compared to the same period in the prior year.

Capital expenditures for the nine months ended September 30, 2013, were $92.1 million. This amount represents an increase of $26.2 million from the expenditures made in the same period in the prior year. This increase is due primarily to $19.9 million of increased expenditures on the Columbia environmental project.

MGE

MGE's cash used for investing activities increased $25.9 million for the nine months ended September 30, 2013, when compared to the same period in the prior year.

Capital expenditures for the nine months ended September 30, 2013, were $92.1 million. This amount represents an increase of $26.2 million from the expenditures made in the same period in the prior year. This increase is due primarily to $19.9 million of increased expenditures on the Columbia environmental project.

Cash Provided by (Used for) Financing Activities

MGE Energy

Cash provided by MGE Energy's financing activities was $14.6 million for the nine months ended September 30, 2013, compared to $29.7 million of cash used for the nine months ended September 30, 2012.

For the nine months ended September 30, 2013, dividends paid were $27.7 million compared to $26.8 million in the prior year. This increase was a result of a higher dividend per share ($1.198 vs. $1.161).

During the nine months ended September 30, 2013, MGE issued $85 million of long-term debt, which was used to retire $40 million of long-term debt and to assist with the funding for the Columbia environmental project. During the nine months ended September 30, 2012, MGE issued and retired $28.0 million of long-term debt.

MGE

During the nine months ended September 30, 2013, cash provided by MGE's financing activities was $22.2 million compared to $30.0 million of cash used for MGE's financing activities in the prior year.

Dividends paid from MGE to MGE Energy were $13.5 million during the nine months ended September 30, 2012.

During the nine months ended September 30, 2013, MGE issued $85 million of long-term debt, which was used to retire $40 million of long-term debt and to assist with the funding for the Columbia environmental project. During the nine months ended September 30, 2012, MGE issued and retired $28.0 million of long-term debt.

Distributions to parent from noncontrolling interest, which represent distributions from MGE Power Elm Road and MGE Power West Campus, were $21.1 million for the nine months ended September 30, 2013, compared to $15.5 million in the prior year.

Capitalization Ratios

MGE Energy's capitalization ratios were as follows:

MGE Energy
	September 30, 2013	December 31, 2012
Common shareholders' equity	60.2%	61.6%
Long-term debt*	39.8%	38.4%
*Includes the current portion of long-term debt.

MGE Energy's and MGE's Capital Requirements

MGE Energy's and MGE's liquidity are primarily affected by their capital requirements. During the nine months ended September 30, 2013, capital expenditures for MGE Energy and MGE totaled $92.1 million, which included $89.1 million of capital expenditures for utility operations.

In early 2011, the PSCW authorized the construction of air emission reduction systems and associated equipment on Columbia Units 1 and 2. MGE's estimated share of the capital expenditures required to complete this project will be approximately $140 million. MGE's share of the capital expenditures associated with the Columbia environmental project will be approximately $12 million for the remainder of 2013 and $14 million in 2014. During the nine months ended September 30, 2013, MGE had incurred $53.7 million (excluding carrying costs) in construction expenditures at Columbia related to the project. MGE has recognized $1.9 million (after tax) in AFUDC equity related to this project for the nine months ended September 30, 2013.

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

Environmental Matters

The following discussion is limited to updates or developments in environmental matters that occurred during the nine months ended September 30, 2013. Further discussion of environmental matters is included in MGE Energy's and MGE's 2012 Annual Report on Form 10-K and Footnote 8.a. of Notes to Consolidated Financial Statements in this Report.

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

In August 2011, the EPA responded to the remand of the CAIR by promulgating the Cross State Air Pollution Rule (CSAPR). In August 2012, a federal appellate court vacated CSAPR and instructed the EPA to continue administering the CAIR pending finalizing a valid alternative program to control interstate pollution. That appellate decision is scheduled to be reviewed by the U.S. Supreme Court. At this time, the CAIR remains effective.

MGE is currently in compliance with the CAIR Phase I requirements. In addition MGE will be able to meet Phase II NOx emissions reductions through using our NOx allowances provided under the rule, and we will meet Phase II SO2 emissions reductions through installation of pollution controls. New SO2 controls at Columbia are already underway and are planned to be completed by mid-2014. MGE expects that any costs incurred to meet Phase II of the CAIR will be fully recoverable through rates. MGE will monitor the Supreme Court's response to the CSAPR appeals and any subsequent actions by the EPA to continue to evaluate potential impacts to our operations.

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

GHG New Source Performance Standards (NSPS)

In a June 2013 directive, President Obama instructed the EPA to re-propose greenhouse gas standards for new power plants by September 20, 2013, based on comments received on their original rule proposal issued in March 2012, and to finalize those standards in a timely manner. The EPA met the President's directive and published revised proposed standards for new power plants in September 2013, that would require, if finalized, that new coal-fired units and small natural gas units meet carbon dioxide emission levels significantly below current levels.

The June 2013 directive also instructed the EPA to propose standards, regulations or guidelines for modified, reconstructed and existing power plants under Sections 111(b) and 111(d) of the Clean Air Act no later than June 2014 and to finalize those standards by June 2015. The directive further instructs the EPA to require states to submit implementation plans for this rule by June 30, 2016. The Directive asks the EPA to aim to develop a market-based approach towards carbon reduction, promote cleaner technologies while keeping energy options diverse, work with other government agencies to keep energy affordable and improve energy efficiencies, and engage States, the power industry, and the other key stakeholders in establishing and implementing strategies for greenhouse gas reductions.

While it is too early to predict with any certainty the specific costs that MGE will incur with implementation of a greenhouse gas reduction rule introduced under Section 111 of the Clean Air Act, it is reasonable to assume that costs of implementation of this rule could be significant depending on the approach taken. We will continue to monitor developments.

Columbia

Columbia is a coal-fired generating station operated by WPL in which WPL, WPSC, and MGE have ownership interests. In December 2009, the EPA sent a Notice of Violation (NOV) to MGE as one of the co-owners of Columbia. The NOV alleges that WPL and the Columbia co-owners failed to comply with appropriate pre-construction review and permitting requirements and, as a result, violated the Prevention of Significant Deterioration program requirements, Title V Operating Permit requirements of the CAA, and the Wisconsin SIP. In April 2013, the EPA filed a lawsuit against the co-owners of Columbia asserting similar allegations. In September 2010 and April 2013, the Sierra Club filed civil lawsuits against WPL alleging violations of the CAA at Columbia and other Wisconsin facilities operated by WPL. In June 2013, the court approved and entered a consent decree entered by the EPA, Sierra Club and the co-owners of Columbia to resolve these claims, while admitting no liability. One of the requirements of the consent decree requires installation of a SCR system at Columbia Unit 2 by December 31, 2018. Based on a preliminary estimate received by WPL, MGE's share of the projected cost for construction of the SCR system at Columbia is approximately $50-$60 million. See Footnote 8.a. of Notes to Consolidated Financial Statements for additional information regarding these matters.

New Accounting Principles

See Footnote 12 of Notes to Consolidated Financial Statements for discussion of new accounting pronouncements.

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

The fuel rules require the PSCW and Wisconsin utilities to defer electric fuel-related costs that fall outside a symmetrical cost tolerance band. Any over/under recovery of the actual costs is determined on an annual basis and will be adjusted in future billings to electric retail customers. Under the electric fuel rules, MGE is required to defer the benefit of lower costs if the actual electric fuel rules costs fall outside the lower end of the range and would defer costs, less any excess revenues, if the actual electric fuel rules costs exceeded the upper end of the range. Excess revenues are defined as revenues in the year in question that provide MGE with a greater return on common equity than authorized by the PSCW in MGE's latest rate order. The range is defined by the PSCW and has been modified throughout the years based on market conditions and other relevant factors. Currently, MGE is subject to a plus or minus 2% range. MGE assumes the risks and benefits of variances that are within the cost tolerance band. For 2013 and 2014, fuel and purchased power costs included in MGE's base fuel rates are $106.1 million. See Footnote 10.b. of Notes to Consolidated Financial Statements for additional information.

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

MGE has financial gas and electric commodity contracts to hedge commodity price risk in the gas and electric segments. These contracts are primarily comprised of exchange-traded option and future contracts. MGE also holds FTRs, which are used to hedge the risk of increased transmission congestion charges. At September 30, 2013, the fair value of these instruments exceeded their cost basis by $0.9 million. Under the PGA clause and electric fuel rules, MGE may include in the costs of fuel (natural gas or power) the costs and benefits of the aforementioned fuel price risk management tools. Because these costs/benefits are recoverable, the related unrealized loss/gain has been deferred on the consolidated balance sheet as a regulatory asset/liability.

MGE has also entered into a ten-year purchased power agreement that provides MGE with firm capacity and energy that began on June 1, 2012, and ends on May 31, 2022 (the "base term"). The agreement also allows MGE the option to extend the contract after the base term. The agreement is a derivative contract and is recognized at its fair value on the consolidated balance sheet. However, the derivative qualifies for regulatory deferral and is recognized with a corresponding regulatory asset or liability depending on whether the fair value is in a loss or gain position. The fair value of the contract at September 30, 2013, reflects a loss position of $69.0 million.

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

Additionally, if a counterparty were to default and MGE were to liquidate all contracts with that entity, MGE's credit loss would include the loss in value of mark-to-market contracts; the amount owed for settled transactions; and additional payments, if any, to settle unrealized losses on accrual contracts. As of September 30, 2013, no counterparties have defaulted.

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

Item 4. Controls and Procedures.

During the third quarter of 2013, each registrant's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to that registrant, including its subsidiaries, is accumulated and made known to that registrant's management, including these officers, by other employees of that registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, the registrants do not control or manage certain of their unconsolidated entities and thus, their access and ability to apply their procedures to those entities is more limited than is the case for their consolidated subsidiaries.

As of September 30, 2013, each registrant's principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective. Each registrant intends to strive continually to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

During the quarter ended September 30, 2013, there were no changes in either registrant's internal controls over financial reporting that materially affected, or are reasonably likely to affect materially, that registrant's internal control over financial reporting. The registrants did implement a new income tax and asset accounting system to track plant, property, and equipment. The change is not expected to have any material effect on the registrants' internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

MGE Energy and MGE

MGE Energy and its subsidiaries, including MGE, from time to time are involved in various legal proceedings that are handled and defended in the ordinary course of business.

See Footnote 8.a. and 8.c. of Notes to Consolidated Financial Statements for more information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs*
July 1-31, 2013	19,320	$57.12	-	-
August 1-31, 2013	25,612	57.51	-	-
September 1-30, 2013	67,290	52.68	-	-
Total	112,222	$54.55	-	-

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

Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed by the following officers for the following companies:

31.1

Filed by Gary J. Wolter for MGE Energy, Inc.

31.2

Filed by Jeffrey C. Newman for MGE Energy, Inc.

31.3

Filed by Gary J. Wolter for Madison Gas and Electric Company

31.4

Filed by Jeffrey C. Newman for Madison Gas and Electric Company

Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) as to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed by the following officers for the following companies:

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

MGE ENERGY, INC.

Date: November 7, 2013	/s/ Gary J. Wolter
Gary J. Wolter Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: November 7, 2013	/s/ Jeffrey C. Newman
Jeffrey C. Newman Vice President, Chief Financial Officer, Secretary and Treasurer (Chief Financial and Accounting Officer)

Signatures - Madison Gas and Electric Company

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MADISON GAS AND ELECTRIC COMPANY

Date: November 7, 2013	/s/ Gary J. Wolter
Gary J. Wolter Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: November 7, 2013	/s/ Jeffrey C. Newman
Jeffrey C. Newman Vice President, Chief Financial Officer, Secretary and Treasurer (Chief Financial and Accounting Officer)

