Form 10-K
period 2013-12-31
MGE ENERGY INC; MADISON GAS & ELECTRIC CO
filed 2014-02-27
CIK 1161728, 61339

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended:

December 31, 2013

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File No.	Name of Registrant, State of Incorporation, Address of Principal Executive Offices, and Telephone No.	IRS Employer Identification No.
000-49965	MGE Energy, Inc. (a Wisconsin Corporation) 133 South Blair Street Madison, Wisconsin 53788 (608) 252-7000 mgeenergy.com	39-2040501
000-1125	Madison Gas and Electric Company (a Wisconsin Corporation) 133 South Blair Street Madison, Wisconsin 53788 (608) 252-7000 mge.com	39-0444025

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

	Title of Class	Name of Each Exchange on which Registered
MGE Energy, Inc.	Common Stock, $1 Par Value Per Share	The Nasdaq Stock Market

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Title of Class
Madison Gas and Electric Company	Common Stock, $1 Par Value Per Share

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

MGE Energy, Inc.	Yes [X] No [ ]
Madison Gas and Electric Company	Yes [X] No [ ]

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

MGE Energy, Inc.	Yes [ ] No [X]
Madison Gas and Electric Company	Yes [ ] No [X]

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

	Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer	Smaller Reporting Company
MGE Energy, Inc.	X
Madison Gas and Electric Company			X

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

MGE Energy, Inc.	Yes [ ] No [X]
Madison Gas and Electric Company	Yes [ ] No [X]

The aggregate market value of the voting and nonvoting common equity held by nonaffiliates of each registrant as of June 30, 2013, was as follows:

MGE Energy, Inc.	$1,262,041,684
Madison Gas and Electric Company	$0

The number of shares outstanding of each registrant's common stock as of February 1, 2014, were as follows:

MGE Energy, Inc.	34,668,370
Madison Gas and Electric Company	17,347,894

DOCUMENTS INCORPORATED BY REFERENCE

Portions of MGE Energy, Inc.'s definitive proxy statement to be filed on or before March 28, 2014, relating to its annual meeting of shareholders, are incorporated by reference into Part III of this annual report on Form 10-K.

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

Stock Split

4

Where to Find More Information

4

Definitions, Abbreviations, and Acronyms Used in the Text and Notes of this Report

5

PART I.

7

Item 1. Business.

7

Item 1A. Risk Factors.

13

Item 1B. Unresolved Staff Comments.

17

Item 2. Properties.

18

Item 3. Legal Proceedings.

19

Item 4. Mine Safety Disclosures.

19

PART II.

20

Item 5. Market for Registrants' Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.  20

Item 6. Selected Financial Data.

23

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

24

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

44

Item 8. Financial Statements and Supplementary Data.

46

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

101

Item 9A. Controls and Procedures.

101

Item 9B. Other Information.

101

PART III.

102

Item 10. Directors, Executive Officers, and Corporate Governance.

102

Item 11. Executive Compensation.

102

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

102

Item 13. Certain Relationships and Related Transactions, and Director Independence.

102

Item 14. Principal Accounting Fees and Services.

103

PART IV.

104

Item 15. Exhibits and Financial Statement Schedules.

104

Signatures - MGE Energy, Inc.

113

Signatures - Madison Gas and Electric Company

114

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

Forward-Looking Statements

This report, and other documents filed by MGE Energy and MGE with the Securities and Exchange Commission (SEC) from time to time, contain forward-looking statements that reflect management's current assumptions and estimates regarding future performance and economic conditions—especially as they relate to economic conditions, future load growth, revenues, expenses, capital expenditures, financial resources, regulatory matters, and the scope and expense associated with future environmental regulation. These forward-looking statements are made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Words such as "believe," "expect," "anticipate," "estimate," "could," "should," "intend," "will," and other similar words generally identify forward-looking statements. Both MGE Energy and MGE caution investors that these forward-looking statements are subject to known and unknown risks and uncertainties that may cause actual results to differ materially from those projected, expressed, or implied.

The factors that could cause actual results to differ materially from the forward-looking statements made by a registrant include (a) those factors discussed in Item 1A. Risk Factors, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8. Financial Statements and Supplementary Data, Footnote 18. Commitments and Contingencies, and (b) other factors discussed herein and in other filings made by that registrant with the SEC.

Readers are cautioned not to place undue reliance on these forward-looking statements, which apply only as of the date of this report. MGE Energy and MGE undertake no obligation to release publicly any revision to these forward-looking statements to reflect events or circumstances after the date of this report.

Stock Split

On December 20, 2013, MGE Energy's Board of Directors declared a three-for-two stock split of MGE Energy's outstanding shares of common stock, effective in the form of a stock dividend. Shareholders of record at the close of business on January 24, 2014, received one additional share of MGE Energy common stock for every two shares of common stock owned on that date. The additional shares were distributed on February 7, 2014. All share and per share data provided in this report give effect to this stock split.

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

Definitions, Abbreviations, and Acronyms Used in the Text and Notes of this Report

Abbreviations, acronyms, and definitions used in the text and notes of this report are defined below.

MGE Energy and Subsidiaries:

CWDC	Central Wisconsin Development Corporation
MAGAEL	MAGAEL, LLC
MGE	Madison Gas and Electric Company
MGE Construct	MGE Construct, LLC
MGE Energy	MGE Energy, Inc.
MGE Power	MGE Power, LLC
MGE Power Elm Road	MGE Power Elm Road, LLC
MGE Power West Campus	MGE Power West Campus, LLC
MGE Transco	MGE Transco Investment, LLC
NGV Fueling Services	NGV Fueling Services, LLC
North Mendota	North Mendota Energy & Technology Park, LLC

Other Defined Terms:

AFUDC	Allowance for Funds Used During Construction
Alliant	Alliant Energy Corporation
ANR	ANR Pipeline Company
ARO	Asset Retirement Obligation
ATC	American Transmission Company LLC
BART	Best Available Retrofit Technology
Bechtel	Bechtel Power Corporation
Blount	Blount Station
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CAVR	Clean Air Visibility Rule
CO2	Carbon Dioxide
Codification	Financial Accounting Standards Board Accounting Standards Codification
Columbia	Columbia Energy Center
Cooling degree days	Measure of the extent to which the average daily temperature is above 65 degrees Fahrenheit, which is considered an indicator of possible increased demand for energy to provide cooling
COSO	Committee of Sponsoring Organizations
CSAPR	Cross-State Air Pollution Rule
CWA	Clean Water Act
DATC	Duke-American Transmission Company
Dth	Dekatherms
EEI	Edison Electric Institute
EGUs	Electric Generating Units
Elm Road Units	Elm Road Generating Station
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FTR	Financial Transmission Rights
GAAP	Generally Accepted Accounting Principles
GHG	Greenhouse Gas
HAPs	Hazardous Air Pollutants
Heating degree days (HDD)	Measure of the extent to which the average daily temperature is below 65 degrees Fahrenheit, which is considered an indicator of possible increased demand for energy to provide heating
ICF	Insurance Continuance Fund
IRS	Internal Revenue Service
kVA	Kilovolt Ampere
kWh	Kilowatt-hour
LIBOR	London Inter Bank Offer Rate
MACT	Maximum Achievable Control Technology
MATS	Mercury and Air Toxins Standards

MISO	Midcontinent Independent System Operator Inc. (a regional transmission organization)
MW	Megawatt
MWh	Megawatt-hour
NAAQS	National Ambient Air Quality Standards
Nasdaq	The Nasdaq Stock Market
NERC	North American Electric Reliability Corporation
NNG	Northern Natural Gas Company
NOV	Notice of Violation
NOx	Nitrogen Oxides
NSPS	New Source Performance Standards
NYSE	New York Stock Exchange
OPRB	Other Postretirement Benefits
PCBs	Polychlorinated Biphenyls
PGA	Purchased Gas Adjustment clause
PJM	PJM Interconnection, LLC (a regional transmission organization)
PM	Particulate Matter
PPA	Purchased power agreement
PPACA	Patient Protection and Affordable Care Act
PSCW	Public Service Commission of Wisconsin
PSD	Prevention of Significant Deterioration
REC	Renewable Energy Credit
RICE	Reciprocating Internal Combustion Engine
RTO	Regional Transmission Organization
SCR	Selective Catalytic Reduction
SEC	Securities and Exchange Commission
SIP	State Implementation Plan
SO2	Sulfur Dioxide
the State	State of Wisconsin
Stock Plan	Direct Stock Purchase and Dividend Reinvestment Plan of MGE Energy
UW	University of Wisconsin at Madison
VIE	Variable Interest Entity
WCCF	West Campus Cogeneration Facility
WDNR	Wisconsin Department of Natural Resources
WEPCO	Wisconsin Electric Power Company
Working capital	Current assets less current liabilities
WPDES	Wisconsin Pollutant Discharge Elimination System
WPL	Wisconsin Power and Light Company
WPSC	Wisconsin Public Service Corporation
WRERA	Worker, Retiree and Employer Recovery Act of 2008

PART I.

Item 1. Business.

MGE Energy operates in the following business segments:

•

Regulated electric utility operations – generating, purchasing, and distributing electricity through MGE.

•

Regulated gas utility operations – purchasing and distributing natural gas through MGE.

•

Nonregulated energy operations – owning and leasing electric generating capacity that assists MGE through MGE Energy's wholly owned subsidiaries MGE Power Elm Road and MGE Power West Campus.

•

Transmission investments – representing our investment in American Transmission Company LLC, a company engaged in the business of providing electric transmission services primarily in Wisconsin.

•

All other – investing in companies and property that relate to the regulated operations and financing the regulated operations, through its wholly owned subsidiaries MAGAEL, CWDC, NGV Fueling Services, North Mendota, and Corporate functions.

MGE's utility operations represent a majority of the assets, liabilities, revenues, expenses, and operations of MGE Energy. MGE Energy's nonregulated energy operations currently include an undivided interest in two coal-fired generating units located in Oak Creek, Wisconsin, which we refer to as the Elm Road Units, and an undivided interest in a cogeneration facility located on the Madison campus of the University of Wisconsin, which we refer to as the West Campus Cogeneration Facility or WCCF.

As a public utility, MGE is subject to regulation by the PSCW and the FERC. The PSCW has authority to regulate most aspects of MGE's business including rates, accounts, issuance of securities, and plant siting. The PSCW also has authority over certain aspects of MGE Energy as a holding company of a public utility. FERC has jurisdiction, under the Federal Power Act, over certain accounting practices and certain other aspects of MGE's business.

MGE Energy's subsidiaries are also subject to regulation under local, state, and federal laws regarding air and water quality and solid waste disposal. See "Environmental" below.

MGE Energy was organized as a Wisconsin corporation in 2001. MGE was organized as a Wisconsin corporation in 1896. Their principal offices are located at 133 South Blair Street, Madison, Wisconsin 53788, and their telephone number is (608) 252-7000.

Electric Utility Operations

MGE distributes electricity in a service area covering a 316 square-mile area of Dane County, Wisconsin. The service area includes the city of Madison, Wisconsin. It owns or leases ownership interests in electric generation facilities located in Wisconsin and Iowa.

At December 31, 2013, MGE supplied electric service to approximately 141,000 customers, with approximately 90% located in the cities of Fitchburg, Madison, Middleton, and Monona and 10% in adjacent areas. Of the total number of customers, approximately 86% were residential and 14% were commercial or industrial. Electric retail revenues for 2013, 2012, and 2011 were comprised of the following:

	Year Ended December 31,
	2013	2012	2011
Residential	33.2%	32.9%	32.9%
Commercial	52.4%	52.4%	52.2%
Industrial	4.8%	4.9%	5.1%
Public authorities (including the UW)	9.6%	9.8%	9.8%
Total	100.0%	100.0%	100.0%

Electric operations accounted for approximately 69.0%, 73.7%, and 69.5% of MGE's total 2013, 2012, and 2011 regulated revenues, respectively.

See Item 2. Properties, for a description of MGE's electric utility plant.

MGE is registered with a regional entity, The Midwest Reliability Organization. The essential purposes of this entity are the development and implementation of regional and NERC reliability standards; and determining compliance with those standards, including enforcement mechanisms.

Transmission

American Transmission Company LLC (ATC) is owned by the utilities that contributed facilities or capital to it in accordance with Wisconsin law. ATC's purpose is to provide reliable, economic transmission service to all customers in a fair and equitable manner. ATC plans, constructs, operates, maintains, and expands transmission facilities that it owns to provide adequate and reliable transmission of power. ATC is regulated by FERC for all rate terms and conditions of service and is a transmission-owning member of the MISO.

Regional Transmission Organizations

MISO

MGE is a nontransmission owning member of the MISO. MISO, a FERC approved RTO, is responsible for monitoring the electric transmission system that delivers power from generating plants to wholesale power transmitters. MISO's role is to ensure equal access to the transmission system and to maintain or improve electric system reliability in the Midwest.

MISO maintains a bid-based energy market. MGE offers substantially all of its generation on the MISO market and purchases much of its load requirement from the MISO market in accordance with the MISO Tariff. MGE participates in the ancillary services market operated by MISO. That market is an extension of the existing energy market in which MISO assumes the responsibility of maintaining sufficient generation reserves. In the ancillary services market, MISO provides the reserves for MGE's load, and MGE may offer to sell reserves from its generating units.

MGE participates in the voluntary capacity auction, which provides an optional monthly forum for buyers and sellers of aggregate planning resource credits to interact. Load serving entities, such as MGE, may participate in the voluntary capacity auction potentially to obtain the necessary aggregate planning resource credits needed to meet their planning reserve margin requirement established by the PSCW. Generator owners may participate to sell any excess aggregate planning resource credits that are not needed by them.

PJM

MGE is a member of PJM. PJM, an RTO, is a neutral and independent party that coordinates and directs the operation of the transmission grid within its area of coverage, administers a competitive wholesale electricity market, and plans regional transmission expansion improvements to maintain grid reliability and relieve congestion.

Fuel supply and generation

MGE satisfies its customers' electric demand with internal generation and purchased power. During the years ended December 31, 2013, 2012, and 2011, MGE's electric energy delivery requirements were satisfied by the following sources:

	Year Ended December 31,
	2013	2012	2011
Coal	54.1%	50.1%	54.8%
Natural gas	5.8%	8.7%	4.7%
Fuel oil	0.1%	0.1%	0.1%
Renewable sources	2.9%	2.7%	2.8%
Purchased power
Renewable	7.6%	8.4%	7.9%
Other	29.5%	30.0%	29.7%
Total	100.0%	100.0%	100.0%

Sources used depend on market prices, generating unit availability, weather, and customer demand.

Coal

MGE and two other utilities jointly own Columbia, a coal-fired generating facility, which accounts for 31% (245 MW) of MGE's net summer rated capacity. Power from this facility is shared in proportion to each owner's ownership interest. MGE has a 22% ownership interest in Columbia. The other owners are WPL (a subsidiary of Alliant), which operates Columbia, and WPSC. The Columbia units burn low-sulfur coal obtained from the Powder River Basin coal fields located in Wyoming. The coal inventory supply for the Columbia units decreased from approximately 37 days on December 31, 2012, to approximately 28 days on December 31, 2013.

MGE Power Elm Road and two other owners own undivided interests in the coal-fired Elm Road Units in Oak Creek, Wisconsin, which accounts for 14% (106 MW) of MGE's net summer rated capacity. Power from this facility is shared in proportion to each owner's ownership interest. MGE Power Elm Road owns an 8.33% ownership interest in the Elm Road Units and its interest in the Elm Road Units is leased to MGE. The other owners are Wisconsin Energy Corporation, which operates the Units, and WPPI Energy, Inc. The Elm Road Units burn bituminous coal obtained from northern West Virginia and southwestern Pennsylvania, and Powder River Basin coal from Wyoming. MGE's share of the coal inventory supply for the Elm Road Units decreased from approximately 49 days on December 31, 2012, to approximately 40 days on December 31, 2013.

See discussion below under Nonregulated Operations regarding MGE's interest in the Elm Road Units.

Natural gas and oil

MGE owns gas fired combustion turbines. These turbines are primarily located in Madison and Marinette, Wisconsin and have a total of 154 MW of net summer rated capacity.

MGE also owns the Blount Generating Facility located in Madison, Wisconsin, which is fueled by gas and other alternative renewable sources. As planned, capacity was reduced at Blount from 190 MW to 100 MW as of December 31, 2011.

See discussion below under Nonregulated Operations regarding MGE's interest in the West Campus Cogeneration Facility.

Renewable generation sources

MGE owns 30 MW, consisting of 18 turbines, in a wind-powered electric generating facility in Worth County, Iowa. MGE also owns 11 MW, consisting of 17 turbines, in a wind-powered electric generating facility in Kewaunee County, Wisconsin.

Purchased power

MGE enters into short and long-term purchase power commitments with third parties to meet a portion of its anticipated electric energy supply needs. The following table identifies purchase power commitments at December 31, 2013, with unaffiliated parties for the next five years.

(Megawatts)	2014	2015	2016	2017	2018
Purchase Power Commitments	162.4	162.4	162.4	152.5	152.5

Gas Utility Operations

MGE transports and distributes natural gas in a service area covering 1,649 square miles in seven south-central Wisconsin counties. The service area includes the city of Madison, Wisconsin and surrounding areas.

At December 31, 2013, MGE supplied natural gas service to approximately 147,000 customers in the cities of Elroy, Fitchburg, Lodi, Madison, Middleton, Monona, Prairie du Chien, Verona, and Viroqua; 24 villages; and all or parts of 45 townships. Of the total number of customers, approximately 89% were residential and 11% were commercial or industrial. Gas revenues for 2013, 2012, and 2011 were comprised of the following:

	Year Ended December 31,
	2013	2012	2011
Residential	54.3%	56.1%	56.5%
Commercial	33.4%	32.9%	34.4%
Industrial	10.3%	8.9%	7.2%
Transportation service and other	2.0%	2.1%	1.9%
Total	100.0%	100.0%	100.0%

Gas operations accounted for approximately 31.0%, 26.3%, and 30.5% of MGE's total 2013, 2012, and 2011 regulated revenues, respectively.

MGE can curtail gas deliveries to its interruptible customers. Approximately 20% of retail gas deliveries in both 2013 and 2012 were to interruptible customers.

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

By contract, a total of 5,405,942 Dth of gas can be injected into ANR's storage fields in Michigan from April 1 through October 31. These gas supplies are then available for withdrawal during the subsequent heating season, November 1 through March 31. Using storage allows MGE to buy gas supplies during the summer season, when prices are normally lower, and withdraw these supplies during the winter season, when prices are typically higher. Storage also gives MGE more flexibility in meeting daily load fluctuations.

MGE's contracts for firm transportation service of gas include winter maximum daily quantities of:

•

162,150 Dth (including 96,078 Dth of storage withdrawals) on ANR.

•

60,108 Dth on NNG.

Nonregulated Energy Operations

MGE Energy, through its subsidiaries, has developed generation sources that assist MGE in meeting the electricity needs of its customers.

Elm Road

MGE Power Elm Road owns an 8.33% interest in the coal-fired Elm Road Units in Oak Creek, Wisconsin. Unit 1 entered commercial operation in February 2010, and has the capacity to produce 615 MW of electricity. Unit 2 entered commercial operation in January 2011, and has the capacity to produce 615 MW of electricity. Wisconsin Energy Corporation owns approximately 83% of the Elm Road Units and is the operator for those units. Both units are used to provide electricity to MGE's customers.

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

Transmission Investments

American Transmission Company owns and operates electric transmission facilities primarily in Wisconsin. MGE received an interest in ATC when it, like other Wisconsin electric utilities, contributed its electric transmission facilities to ATC as required by Wisconsin law. That interest is presently held by MGE Transco, which is jointly owned by MGE Energy and MGE. At December 31, 2013, MGE Transco held a 3.6% ownership interest in ATC.

In April 2011, ATC and Duke Energy announced the creation of a joint venture, Duke-American Transmission Company, that seeks to build, own, and operate new electric transmission infrastructure in North America to address increasing demand for affordable, reliable transmission capacity.

Environmental

MGE Energy and MGE are subject to frequently changing local, state, and federal regulations concerning air quality, water quality, land use, threatened and endangered species, hazardous materials handling, and solid waste disposal. These regulations affect the manner in which they conduct their operations, the costs of those operations, as well as capital and operating expenditures. Regulatory initiatives, proposed rules, and court challenges to adopted rules, have the potential to have a material effect on our capital expenditures and operating costs. In addition to the regulations discussed below, MGE continues to track state and federal initiatives such as potential changes to regulations governing polychlorinated biphenyl (PCB), potential changes to regulations governing coal-combustion byproducts, and potential climate change legislation.

Energy Efficiency and Renewables

The Wisconsin Energy Efficiency and Renewables Act requires that, by 2015, 10% of the state's electricity be generated from renewable resources. MGE is in compliance with the 2015 requirement. The costs to comply with the Act and its accompanying regulations are being recovered.

Air Quality

Air quality regulations promulgated by the U.S. Environmental Protection Agency (EPA) and Wisconsin Department of Natural Resources (WDNR) in accordance with the Federal Clean Air Act and the Clean Air Act Amendments of 1990 impose restrictions on emission of particulates, sulfur dioxide (SO2), nitrogen oxides (NOx), hazardous air pollutants and other pollutants, and require permits for operation of emission sources. These permits must be renewed periodically. Various newly enacted and/or proposed federal and state initiatives are expected to result in additional operating and capital expenditure costs for fossil-fueled electric generating units.

Vacation of EPA's Cross State Air Pollution Rule (CSAPR) and Reinstatement of the Clean Air Interstate Rule (CAIR)

In 2005, the EPA promulgated the Clean Air Interstate Rule (CAIR) to reduce ozone and fine particulate matter emissions by reducing nitrogen oxide (NOx) and sulfur dioxide (SO2) emissions. NOx and SO2 interact in the atmosphere to form ambient ozone and fine particulate matter pollution from NOx and/or SO2. The CAIR generally requires NOx and SO2 emission reductions from fossil fuel-fired EGUs (25 MW or greater) in the eastern half of the United States in two phases and includes a regional cap-and-trade system. Phase I (currently in place) requires annual regional emission reductions from 2003 levels of 55% for NOx and 40% for SO2. Phase II begins in 2015 and requires regional NOx and SO2 emissions reductions from 2003 levels to 65% and 70%, respectively. MGE owns or has partial ownership in several generation units currently subject to the CAIR: Blount, Columbia, Elm Road Units, and its combustion turbines located in West Marinette and Fitchburg.

In December 2008, the U.S. Court of Appeals for the D.C. Circuit remanded the CAIR to the EPA with directions to revise or replace the rule. The Court's remand order directed that the CAIR remain in effect until the EPA promulgated a replacement rule. The Court's order did not include a deadline for the EPA to act.

In August 2011, the EPA responded to the remand of the CAIR by promulgating the Cross State Air Pollution Rule (CSAPR). In August 2012, a federal appellate court vacated CSAPR and instructed the EPA to continue administering the CAIR pending finalizing a valid alternative program to control interstate pollution. That appellate decision was argued before the U.S. Supreme Court in December 2013, and a decision from that Court is pending. Thus, at this time, the CAIR remains effective.

MGE is currently in compliance with the CAIR Phase I requirements. In addition, MGE will be able to meet Phase II NOx emissions reductions through using our NOx allowances provided under the rule, and we will meet Phase II SO2 emissions reductions through installation of pollution controls. New SO2 controls at Columbia are already underway and are planned to be completed by mid-2014. MGE expects that any costs incurred to meet Phase II of the CAIR will be fully recoverable through rates. MGE will monitor the Supreme Court's response to the CSAPR appeals and any subsequent actions by the EPA to continue to evaluate potential impacts to our operations.

Global climate change

MGE is a producer of GHG emissions, primarily from the fossil fuel generating facilities it utilizes to meet customers' energy needs, as well as from its natural gas pipeline system and fleet vehicles. Climate change and the regulatory response to it could significantly affect our operations in a number of ways, including increased operating costs and capital expenditures, restrictions on energy supply options, permitting difficulties, and emission limits. MGE management would expect to seek and receive rate recovery of such compliance costs, if and when required. MGE will continue to monitor proposed climate change legislation and regulation.

MGE is already addressing GHG emissions through voluntary actions. In 2005, MGE announced its Energy 2015 Plan, which commits to ensuring a balanced, economic energy supply with reduced environmental emissions. The Plan emphasizes increased renewable energy, energy efficiency, and new cleaner generation – three strategies that reduce GHG emissions. Under MGE's Energy 2015 Plan and other actions, our CO2 emissions are currently projected to decline from 2005 to 2015 even though total system energy is estimated to increase.

Climate Change Legislation

Federal Legislative Actions on Climate Change

Several bills and/or actions related to GHG regulation, including those to limit, prevent or delay the EPA's regulation of GHGs under the current Clean Air Act, have been proposed in both the House and the Senate. It is not anticipated that Congress will enact broad GHG reduction legislation in 2014.

State and Regional Legislative Actions on Climate Change

It is not expected that the Wisconsin Legislature will enact broad GHG regulation in 2014. MGE continues to monitor legislative developments.

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

GHG New Source Performance Standards (NSPS) for New and Existing Electric Generating Units

In his June 2013 directive, President Obama instructed the EPA to re-propose greenhouse gas standards for new power plants, and to finalize those standards in a timely manner. The EPA published revised proposed standards for new power plants in September 2013, which would require, if finalized, that new coal-fired units and small natural gas units meet carbon dioxide emission levels significantly below current levels.

The June 2013 directive also instructed the EPA to propose standards, regulations or guidelines for modified, reconstructed and existing power plants under Sections 111(b) and 111(d) of the Clean Air Act no later than June 2014 and to finalize those standards by June 2015. The directive further instructs the EPA to require states to submit implementation plans for this rule by June 30, 2016.

It is reasonable to assume that costs of implementation of these directives, when final rules are adopted, could be significant depending on the approach taken. We will continue to monitor the actions taken in response to the President's directives in 2014.

Columbia

Columbia is a coal-fired generating station operated by WPL in which WPL, WPSC, and MGE have ownership interests. In December 2009, the EPA sent a Notice of Violation (NOV) to MGE as one of the co-owners of Columbia. The NOV alleged that WPL and the Columbia co-owners failed to comply with appropriate pre-construction review and permitting requirements and, as a result, violated the Prevention of Significant Deterioration program requirements, Title V Operating Permit requirements of the CAA, and the Wisconsin SIP. In April 2013, the EPA filed a lawsuit against the co-owners of Columbia asserting similar allegations. In September 2010 and April 2013, the Sierra Club filed civil lawsuits against WPL alleging violations of the CAA at Columbia and other Wisconsin facilities operated by WPL. In June 2013, the court approved and entered a consent decree entered by the EPA, Sierra Club, and the co-owners of Columbia to resolve these claims, while admitting no liability. One of the requirements of the consent decree requires installation of a SCR system at Columbia Unit 2 by December 31, 2018. Based on a preliminary estimate received by WPL, MGE's share of the projected cost for construction of the SCR system at Columbia is approximately $50-$60 million. See Footnote 18.d. of the Notes to Consolidated Financial Statements for additional information regarding this matter.

Employees

As of December 31, 2013, MGE had 695 employees. MGE employs 211 employees who are covered by a collective bargaining agreement with Local Union 2304 of the International Brotherhood of Electrical Workers and 94 employees who are covered by a collective bargaining agreement with Local Union No. 39 of the Office and Professional Employees International Union. Both of these collective bargaining agreements expire on April 30, 2015. There are also 5 employees covered by a collective bargaining agreement with Local Union No. 2006, Unit 6 of the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial, and Service Workers International Union. This collective bargaining agreement expires on October 31, 2015.

Financial Information About Segments

See Footnote 22 of the Notes to the Consolidated Financial Statements for financial information relating to MGE Energy's and MGE's business segments.

Executive Officers of the Registrants

Executive	Title	Effective Date	Service Years as an Officer
Gary J. Wolter(a) Age: 59	Chairman of the Board, President and Chief Executive Officer	02/01/2002	24
Lynn K. Hobbie(b) Age: 55	Senior Vice President	02/01/2000	19
Scott A. Neitzel(b) Age: 53	Senior Vice President Vice President - Energy Supply	01/01/2012 09/01/2006	16
Kristine A. Euclide(b) Age: 61	Vice President and General Counsel	11/15/2001	12
Craig A. Fenrick(b) Age: 54	Vice President - Electric Transmission and Distribution Assistant VP - Electric Transmission and Distribution	01/01/2012 09/01/2006	7
Jeffrey C. Newman(a) Age: 51	Vice President, Chief Financial Officer, Secretary and Treasurer	01/01/2009	16
Peter J. Waldron(b) Age: 56	Vice President and Chief Information Officer Vice President and Operations Officer	01/01/2012 09/01/2006	17

Note: Ages, years of service, and positions as of December 31, 2013.

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

We could be subject to higher costs and potential penalties resulting from mandatory reliability standards.

MGE must adhere to mandatory reliability standards for its electric distribution system established by NERC. These standards cover areas such as critical infrastructure protection, emergency preparedness, facility design, and transmission operations, among others. The critical infrastructure protection standards focus on physical and access security of cyber assets, as well as incident response and recovery planning. MGE could be subject to higher operating costs in order to maintain compliance with the mandatory reliability standards, and any noncompliance could result in sanctions including monetary penalties.

We face risk for the recovery of fuel and purchased power costs.

MGE burns natural gas in several of its peak electric generation facilities, and in many cases, the cost of purchased power is tied to the cost of natural gas. Under the electric fuel rules, MGE would defer electric fuel-related costs that fall outside a symmetrical cost tolerance band that is currently plus or minus 2% around the amount approved in its most recent rate order. Any over/under recovery of the actual costs is determined on an annual basis and will be adjusted in future billings to its electric retail customers. Under the electric fuel rules, MGE is required to defer the benefit of lower costs, if its actual fuel costs fall outside the lower end of the range, and would defer costs, less any excess revenues, if its actual fuel costs exceeded the upper end of the range. Excess revenues are defined as revenues in the year in question that provide MGE with a greater return on common equity than authorized by the PSCW in MGE's latest rate order. MGE assumes the risks and benefits of variances that are within the cost tolerance band.

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

Numerous environmental laws and regulations govern many aspects of our present and future operations, including air emissions, water quality, wastewater discharges, solid waste, threatened and endangered species and hazardous waste. These evolving regulations can introduce uncertainty with respect to capital expenditures and operational planning, and can introduce costly delays if previous decisions need to be revisited as a result of judicial mandate or regulatory change. These regulations generally require us to obtain and comply with a wide variety of environmental permits and approvals, and can result in increased capital, operating, and other costs and operating restrictions, particularly with regard to enforcement efforts focused on obligations under existing regulations with respect to power plant emissions and compliance costs associated with regulatory requirements. These effects can be seen not only with respect to new construction but could also require the installation of additional control equipment or other compliance measures such as altered operating conditions at existing facilities.

In addition, we may be a responsible party for environmental clean-up at current or future sites identified as containing hazardous materials or to which waste was sent that is subsequently determined to be hazardous. It is difficult to predict the costs potentially associated with a site clean-up due to the potential joint and several liability for all potentially responsible parties, the nature of the clean-up required and the availability of recovery from other potentially responsible parties.

Additionally, depending on their form and phase-in provisions, GHG emission restrictions could have the potential for a significant financial impact on MGE, including the cost to purchase allowances or do fuel switching.

Operating Risk

We are affected by weather, which affects customer demand and can affect the operation of our facilities.

The demand for electricity and gas is affected by weather. Very warm and very cold temperatures, especially for prolonged periods, can dramatically increase the demand for electricity and gas for cooling and heating, respectively, as opposed to the softening effect of more moderate temperatures. Our electric revenues are sensitive to the summer cooling season and, to a lesser extent, the winter heating season. Similarly, very cold temperatures can dramatically increase the demand for gas for heating. A significant portion of our gas system demand is driven by heating. Extreme summer conditions or storms may stress electric transmission and distribution systems, resulting in increased maintenance costs and limiting the ability to meet peak customer demand.

We could be adversely affected by changes in the development, and utilization by our customers, of power generation and storage technology.

Developments in power generation and storage could affect our revenues and the timing of the recovery of our costs. Advancements in power generation technology, including commercial and residential solar generation installations and commercial micro turbine installations, are improving the cost-effectiveness of customer self-supply of electricity. Improvements in energy storage technology, including batteries and fuel cells, could also better position customers to meet their around-the-clock electricity requirements. Such developments could reduce customer purchases of electricity, but may not necessarily reduce our investment and operating requirements due to our obligation to serve customers, including those self-supply customers whose equipment has failed for any reason to provide the power they need. In addition, since a portion of our costs are recovered through charges based upon the volume of power delivered, reductions in electricity deliveries will affect the timing of our recovery of those costs and may require changes to our rate structures.

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

We are exposed to additional purchased power costs to the extent that our power needs cannot be fully covered by the supplies available from our existing facilities and contractual arrangements. Those needs, and our costs, could be affected by:

•

Increased demand due to, for example, abnormal weather, customer growth, or customer obligations,

•

The inability to transmit our contracted power from its generation source to our customers due to transmission line constraints, outages, or equipment failures,

•

Reductions in the availability of power from our owned or contracted generation sources due to equipment failures, shortages of fuel or environmental limitations on operations, and

•

Failure to perform on the part of any party from which we purchase capacity or energy, whether due to equipment failures or other causes.

An unexpected change in demand or the availability of generation or transmission facilities can expose us to increased costs of sourcing electricity in the short-term market where pricing may be more volatile.

The equipment and facilities in our operational system are subject to risks which may adversely affect our financial performance.

Weather conditions, accidents, and catastrophic events, including terrorism and acts of sabotage or war, can result in damage or failures of equipment or facilities and disrupt or limit our ability to generate, transmit, transport, purchase, or distribute electricity and gas. Efforts to repair or replace equipment and facilities may take prolonged periods or may be unsuccessful, or we may be unable to make the necessary improvements to our operational system, causing service interruptions. The resulting interruption of services would result in lost revenues and additional costs. We are also exposed to the risk of accidents or other incidents that could result in damage to or destruction of our facilities or damage to persons or property. Such issues could adversely affect revenues or increase costs to repair and maintain our systems.

Our electricity and gas operations, as well as our confidential information, are subject to the risks of cyber attacks.

Our electricity and gas operations rely on sophisticated information technology systems and networks. Cyber attacks could disrupt or limit our electricity and gas operations, leading to potential lost revenues and additional costs. In addition, we may be required to incur significant development costs in order to strengthen the protection of our information technology systems and networks from outside attacks.

Cyber attacks resulting in the theft, loss, or fraudulent use of customer, stockholder, employee, or proprietary data could result in litigation and/or monetary liability. In addition, our reputation could be adversely affected among customers, stockholders, regulators, and others as a result of a cyber attack.

Failure to attract and retain an appropriately qualified workforce could affect our operations.

Events such as an aging workforce and retirement of key employees without appropriate replacements may lead to operating challenges and increased costs. Some of the challenges include lack of resources, loss of knowledge, and length of time period associated with skill development. Failure to identify qualified replacement employees could result in decreased productivity and increased safety costs. If we are unable to attract and retain an appropriately qualified workforce, our operations could be negatively affected.

We face construction risk in connection with the completion of the Columbia environmental project.

The large-scale environmental project at the Columbia generating facility, which is being managed by WPL as plant operator, is subject to various risks that could cause costs to increase or delays in completion. These risks include shortages of, the inability to obtain, the cost of, and the consistency of, labor, materials and equipment; the inability of the general contractor or subcontractors to perform under their contracts; the inability to agree to terms of contracts or disputes in contract terms; work stoppages; adverse weather conditions; the inability to obtain necessary permits in a timely manner; changes in applicable laws or regulations; adverse interpretation or enforcement of permit conditions; governmental actions; legal action; and unforeseen engineering or technology issues. If the construction project is over budget, we may not be able to recover those excess costs. Inability to recover excess costs, or inability to complete the project in a timely manner, could adversely impact our financial condition and results of operations.

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

Interest rate movements and market performance affects our employee benefit plan costs.

Prevailing interest rates affect our assessment and determination of discount rates that are a key assumption in the determination of the costs and funding of our defined benefit pension plans and may impact the amount of expense and timing of contributions to those plans. The performance of the capital markets affects the values of the assets that are held in trust to satisfy the future obligations under our pension and postretirement benefit plans. We have significant obligations in these areas and hold significant assets in these trusts. A decline in the market value of those assets may increase our current and longer-term funding requirements for these obligations. Changes in the value of trust fund assets may affect the level of required contributions to these trusts to meet benefit obligations. Reduced benefit plan assets could result in increased benefit costs in future years and may increase the amount and accelerate the timing of required future funding contributions.

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

As a holding company, we have no operations of our own, and our ability to pay dividends on our common stock is dependent on the earnings and cash flows of our operating subsidiaries and their ability to pay upstream dividends or to repay funds to us. Prior to funding us, our subsidiaries have financial obligations that must be satisfied, including among others, debt service and obligations to trade creditors, and are subject to contractual and regulatory restrictions on the payment of dividends.

Disruptions in the financial markets or changes to our credit ratings may affect our ability to finance at a reasonable cost and in accordance with our planned schedule.

The credit markets have experienced disruption and uncertainty in recent years. To the extent that such issues affect the ability or willingness of credit providers or investors to participate in the credit markets or particular types of investments, or affect their perception of the risk associated with particular types of investments, our cost of borrowing could be affected. We also rely on our strong credit ratings to access the credit markets. If our credit ratings are downgraded for any reason, borrowing costs could increase, potential investors could decrease, or we could be required to provide additional credit assurance, including cash collateral, to contract counterparties.

General economic conditions may affect our operating revenues and our counterparty risks.

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

Item 1B. Unresolved Staff Comments.

MGE Energy and MGE

None.

Item 2. Properties.

Electric Generation

Net summer rated capacity in service at December 31, 2013, was as follows:

				Net Summer
		Commercial		Rated
		Operation		Capacity(1)	No. of
Plants	Location	Date	Fuel	(MW)	Units
Steam plants:
Columbia	Portage, WI	1975 & 1978	Low-sulfur coal	245(2,3)	2
Blount	Madison, WI	1957 & 1961	Gas	99(7)	2
WCCF	Madison, WI	2005	Gas/oil	125(4)	2
Elm Road Units	Oak Creek, WI	2010 & 2011	Coal	106(2,5)	2
Combustion turbines	Madison, WI	1964-2000	Gas/oil	154(6)	6
	Marinette, WI
Portable generators	Madison, WI	1998-2001	Diesel	50(7)	54
Wind turbines	Townships of Lincoln
	and Red River, WI	1999	Wind	1(7,8)	17
	Township of
	Brookfield, IA	2008	Wind	3(7,9)	18
Total				783

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

(5)

MGE's 8.33% share in each of two 615 MW coal-fired generating units. The other owners are Wisconsin Energy Corporation, which operates the units, and WPPI Energy, Inc. MGE leases the electric generating assets owned by MGE Power Elm Road. Amounts shown represent MGE's share of the net summer rated capacity of the Units.

(6)

Three facilities are owned by MGE and three facilities are leased.

(7)

These facilities are owned by MGE.

(8)

Nameplate capacity rating is 11 MW.

(9)

Nameplate capacity rating is 30 MW.

Electric and Gas Distribution Facilities

At December 31, 2013, MGE owned 890 miles of overhead electric distribution line and 1,157 miles of underground electric distribution cable, all of which are located in Wisconsin. These electric distribution facilities are connected by approximately 45 substations, installed with a capacity of 1,244,550 kVA. MGE's gas facilities include 2,536 miles of distribution mains, which are all owned by MGE.

A significant portion of MGE's electric and gas distribution facilities are located above or underneath highways, streets, other public places or property that others own. MGE believes that it has satisfactory rights to use those places or property in the form of permits, grants, easements, and licenses; however, it has not necessarily undertaken to examine the underlying title to the land upon which the rights rest.

Encumbrances

The principal plants and properties of MGE are subject to the lien of its Indenture of Mortgage and Deed of Trust dated as of January 1, 1946, as amended and supplemented, under which MGE's first mortgage bonds are issued. As of December 31, 2013, there were $1.2 million of first mortgage bonds outstanding. See Footnote 9 of Notes to Consolidated Financial Statements for additional information regarding MGE's first mortgage bonds.

MGE Power Elm Road has collaterally assigned its right to lease payments from MGE for the Elm Road Units in order to secure the repayment of $70.6 million of senior secured notes issued by MGE Power Elm Road. See Footnote 9 of Notes to Consolidated Financial Statements for additional information regarding these senior notes.

MGE Power West Campus has collaterally assigned its right to lease payments from MGE for the WCCF in order to secure the repayment of $49.7 million of senior secured notes issued by MGE Power West Campus. See Footnote 9 of Notes to Consolidated Financial Statements for additional information regarding these senior notes.

Item 3. Legal Proceedings.

MGE Energy and MGE

MGE Energy and its subsidiaries, including MGE, from time to time are involved in various legal proceedings that are handled and defended in the ordinary course of business.

See "Environmental" under Item 1, Business, and Footnote 18.d. of the Notes to Consolidated Financial Statements for a description of several environmental proceedings involving MGE. See Footnote 18.e. of the Notes to Consolidated Financial Statements for a description of other legal matters.

Item 4. Mine Safety Disclosures.

MGE Energy and MGE

Not applicable.

PART II.

Item 5. Market for Registrants' Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market for Common Equity

MGE Energy

MGE Energy common stock is traded on Nasdaq under the symbol MGEE. On February 1, 2014, there were approximately 36,568 shareholders of record. The following table shows high and low sale prices for the common stock on Nasdaq for each quarter over the past two years, adjusted for the three-for-two stock split declared December 20, 2013.

	Common stock price range
	2013		2012
	High	Low	High	Low
Fourth quarter	$38.94	$34.98	$35.98	$31.49
Third quarter	$40.46	$33.39	$37.37	$31.19
Second quarter	$38.63	$34.75	$31.88	$28.73
First quarter	$37.25	$33.93	$31.49	$28.69

MGE

As of February 1, 2014, there were 17,347,894 outstanding shares of common stock, all of which were held by MGE Energy. There is no market for shares of common stock of MGE.

Dividends

MGE Energy

The following table sets forth MGE Energy's quarterly cash dividends per share declared during 2013 and 2012, adjusted for the three-for-two stock split declared December 20, 2013:

(Per share)	2013	2012
Fourth quarter	$0.272	$0.263
Third quarter	$0.272	$0.263
Second quarter	$0.263	$0.255
First quarter	$0.263	$0.255

MGE

The following table sets forth MGE's quarterly cash dividends declared during 2013 and 2012:

(In thousands)	2013	2012
Fourth quarter	$25,000	$6,948
Third quarter	$-	$-
Second quarter	$-	$6,728
First quarter	$-	$6,728

See discussion below as well as "Liquidity and Capital Resources - Financing Activities" under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for a description of restrictions applicable to dividend payments by MGE.

Dividend Restrictions

Dividend payments by MGE to MGE Energy are subject to restrictions arising under a PSCW rate order and, to a lesser degree, MGE's first mortgage bonds. The PSCW order restricts any dividends that MGE may pay MGE Energy if its common equity ratio, calculated in the manner used in the rate proceeding, is less than 55%. MGE's thirteen month rolling average common equity ratio at December 31, 2013, is 57.6%, as determined under the calculation used in the rate proceeding. MGE paid cash dividends of $25.0 million to MGE Energy in 2013. The rate proceeding calculation includes as indebtedness imputed amounts for MGE's outstanding purchase power capacity payments and other PSCW adjustments, but does not include the indebtedness associated with MGE Power Elm Road and MGE Power West Campus, which are consolidated into MGE's financial statements but are not direct obligations of MGE.

MGE has covenanted with the holders of its first mortgage bonds not to declare or pay any dividend or make any other distribution on or purchase any shares of its common stock unless, after giving effect thereto, the aggregate amount of all such dividends and distributions and all amounts applied to such purchases, after December 31, 1945, shall not exceed the earned surplus (retained earnings) accumulated subsequent to December 31, 1945. As of December 31, 2013, approximately $305.6 million was available for the payment of dividends under this covenant.

Stock Split

On December 20, 2013, MGE Energy's Board of Directors declared a three-for-two stock split of MGE Energy's outstanding shares of common stock, effective in the form of a stock dividend. Shareholders of record at the close of business on January 24, 2014, received one additional share of MGE Energy common stock for every two shares of common stock owned on that date. The additional shares were distributed on February 7, 2014. Shareholders received cash in lieu of any fractional shares of common stock they otherwise would have received in connection with the dividend. All share and per share data provided in this report give effect to this stock split.

Issuer Purchases of Equity Securities

MGE Energy

				Maximum number (or
				Approximate Dollar
	Total		Total Number	Value) of Shares That
	Number	Average	of Shares	May Yet Be
	of	Price	Purchased as Part of	Purchased
	Shares	Paid	Publicly Announced	Under the Plans or
Period	Purchased*	per Share*	Plans or Programs**	Programs**
October 1-31, 2013	34,613	$36.28	-	-
November 1-30, 2013	28,088	37.53	-	-
December 1-31, 2013	82,061	36.81	-	-
Total	144,762	$36.82	-	-

*

Adjusted for the three-for-two stock split declared December 20, 2013.

**

Under the Stock Plan, common stock shares deliverable to plan participants may be either newly issued shares or shares purchased on the open market, as determined from time to time by MGE Energy. MGE Energy uses open market purchases to provide shares to meet obligations to participants in the Stock Plan. The shares are purchased on the open market through a securities broker-dealer and then are reissued under the Stock Plan as needed to meet share delivery requirements. The volume and timing of share repurchases in the open market depends upon the level of dividend reinvestment and optional share purchases being made from time to time by plan participants. As a result, there is no specified maximum number of shares to be repurchased and no specified termination date for the repurchases. All shares issued through the Stock Plan, whether newly issued or reissued following open market purchases, are issued and sold by MGE Energy pursuant to a registration statement that was filed with the SEC and is currently effective.

MGE

None.

Stock Performance Graph

The performance graph below illustrates a five-year comparison of cumulative total returns based on an initial investment of $1,000 in MGE Energy common stock, as compared with the Russell 2000 and the EEI Index for the period 2009 through 2013. The EEI Index reflects the consolidated performance of Edison Electric Institute investor-owned electric utilities.

Cumulative Five- Year Total Return Comparison
(assumes $1,000 invested on 12/31/2008 with dividends reinvested)
$3,000
$2,500
$2,000
$1,500
$1,000
$500
$0
Dollars
$2,101
$1,000 invested
12/08
12/09
12/10
12/11
12/12
12/13
MGE ENERGY, INC. 16.01%
RUSSELL 2000 20.08%
EEI INVESTOR- OWNED ELECTRICS 10.40%

Value of Investment at December 31,

	2008	2009	2010	2011	2012	2013
MGEE	$1,000	$1,132	$1,411	$1,600	$1,801	$2,101
Russell 2000	1,000	1,272	1,613	1,546	1,799	2,497
EEI Index	1,000	1,107	1,185	1,422	1,452	1,640

Item 6. Selected Financial Data.

MGE Energy

(In thousands, except per share amounts)

	For the years ended December 31,
	2013	2012	2011	2010	2009
Summary of Operations
Operating revenues:
Regulated electric	$403,957	$392,365	$375,858	$360,729	$332,324
Regulated gas	181,462	139,727	165,271	165,915	192,334
Nonregulated	5,468	9,231	5,253	5,947	9,161
Total operating revenues	590,887	541,323	546,382	532,591	533,819
Operating expenses	444,293	410,200	421,170	418,931	431,296
Other general taxes	18,607	18,360	17,344	17,058	17,858
Operating income	127,987	112,763	107,868	96,602	84,665
Other income, net	10,701	10,069	9,214	11,093	8,096
Interest expense, net	(18,924)	(19,467)	(20,162)	(16,157)	(13,594)
Income before taxes	119,764	103,365	96,920	91,538	79,167
Income tax provision	(44,859)	(38,919)	(35,992)	(33,820)	(28,170)
Net income	$74,905	$64,446	$60,928	$57,718	$50,997
Average shares outstanding**	34,668	34,668	34,668	34,668	34,605
Basic and diluted earnings per share**	$2.16	$1.86	$1.76	$1.66	$1.47
Dividends declared per share**	$1.07	$1.04	$1.01	$0.99	$0.97

Assets
Electric	$899,257	$888,444	$794,738	$721,721	$695,897
Gas	265,694	285,468	285,702	257,505	249,610
Assets not allocated	19,853	18,559	32,882	22,079	22,342
Nonregulated energy operations	288,116	323,216	299,421	300,862	292,101
Transmission investments	64,504	61,064	57,006	54,241	51,728
All others	431,436	413,291	401,862	376,219	389,744
Eliminations	(389,800)	(403,118)	(412,729)	(414,734)	(419,537)
Total assets	$1,579,060	$1,586,924	$1,458,882	$1,317,893	$1,281,885

Capitalization including Short-Term Debt
Common shareholders' equity	$617,510	$579,429	$550,952	$525,080	$501,795
Long-term debt*	403,516	361,504	363,570	336,018	322,470
Short-term debt	-	-	-	22,500	64,500
Total capitalization and short-term debt	$1,021,026	$940,933	$914,522	$883,598	$888,765

*

Includes current maturities

**

Average shares outstanding and per share amounts for all periods presented reflect the three-for-two stock split declared on December 20, 2013, effective in the form of a stock dividend distributed on February 7, 2014.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

MGE Energy is an investor-owned public utility holding company operating through subsidiaries in five business segments:

•

Regulated electric utility operations, conducted through MGE,

•

Regulated gas utility operations, conducted through MGE,

•

Nonregulated energy operations, conducted through MGE Power and its subsidiaries

•

Transmission investments, representing our equity investment in ATC, and

•

All other, which includes corporate operations and services.

Our principal subsidiary is MGE, which generates and distributes electric energy, distributes natural gas, and represents a majority portion of our assets, liabilities, revenues, and expenses. MGE generates and distributes electricity to approximately 141,000 customers in Dane County, Wisconsin, including the city of Madison, and purchases and distributes natural gas to approximately 147,000 customers in the Wisconsin counties of Columbia, Crawford, Dane, Iowa, Juneau, Monroe, and Vernon.

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

•

Credit market conditions, including interest rates and our debt credit rating,

•

Environmental laws and regulations, including adopted and pending environmental rule changes,

•

Construction risk in connection with the Columbia environmental project,

and other factors listed in Item 1A. Risk Factors.

For the year ended December 31, 2013, MGE Energy's earnings were $74.9 million or $2.16 per share compared to $64.4 million or $1.86 per share for the same period in the prior year. MGE's earnings for the year ended December 31, 2013, were $49.0 million compared to $40.8 million for the same period in the prior year.

MGE Energy's income was derived from our business segments as follows:

(In millions)	Year Ended December 31,
Business Segment:	2013	2012	2011
Electric Utility	$36.7	$36.7	$29.8
Gas Utility	13.4	5.1	8.4
Nonregulated Energy	20.7	18.1	17.9
Transmission Investments	5.6	5.4	5.1
All Other	(1.5)	(0.9)	(0.3)
Net Income	$74.9	$64.4	$60.9

Our net income during 2013 compared to 2012 primarily reflects the effects of the following factors:

•

Retail electric sales decreased 0.8% driven by a return to more normal weather in 2013 compared to unusually warm weather in 2012. The average temperature in July 2013 was 71.9 degrees compared to 79.7 degrees in July 2012. The decrease in sales was partially offset by $2.7 million (after tax) recognized in AFUDC equity related to the Columbia environmental project for the year ended December 31, 2013.

•

Gas net income increased due to a 25.7% increase in gas sales reflecting higher customer demand due to a colder winter. Heating degree days (a measure for determining the impact of weather during the heating season) increased by 27.9% compared to the prior period. In addition, operating and maintenance expenditures decreased over the prior period.

•

Higher nonregulated revenues primarily attributable to approved recovery in December 2012 of force majeure costs associated with the construction of the Elm Road Units. The recovery of the force majeure costs began in 2013. A portion of the recovery pertaining to periods prior to the PSCW order will only affect 2013.

Our net income during 2012 compared to 2011 primarily reflects the effects of the following factors:

•

A 4.7% increase in retail electric revenues, driven by increased residential customer demand primarily as a result of warmer-than-normal weather. Cooling degree days (a measure for determining the impact of weather during the cooling season) increased by 31% compared to the prior period.

•

A 5.5% decrease in gas sales reflecting lower customer demand due to a milder winter. Heating degree days decreased by 15% compared to the prior period.

•

MGE has recognized $1.4 million (after tax) in AFUDC equity related to the Columbia environmental project for the year ended December 31, 2012.

During 2013, the following events occurred:

Stock Split: On December 20, 2013, MGE Energy's Board of Directors declared a three-for-two stock split of MGE Energy's common stock in the form of a stock dividend. The additional shares were distributed February 7, 2014 to all shareholders of record as of January 24, 2014. All share and per share data provided in this report give effect to this stock split.

Columbia Environmental Project: In early 2011, the PSCW authorized the construction of air emission reduction systems and associated equipment on Columbia Units 1 and 2. MGE's estimated share of the capital expenditures required to complete this project is approximately $135 million. As of December 31, 2013, MGE has accumulated $120.9 million (excluding carrying costs) related to its share of the project, which is reflected in the Construction Work in Progress balance on MGE Energy's and MGE's consolidated balance sheets. Of this amount, MGE has accumulated $60.9 million in 2013. MGE has recognized $2.7 million (after tax) in AFUDC equity related to this project for the year ended December 31, 2013.

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

Long-term Debt: In September 2013, MGE issued $30 million of its 3.09% senior notes and $15 million of its 3.29% senior notes. The notes will mature on September 15, 2023 and September 15, 2026, respectively. The proceeds of the notes were used and are expected to continue to be used to help finance the Columbia environmental project. In July 2013, MGE refinanced $40 million of long-term debt.

During 2014, several items may affect us, including:

2014 Rate Filing: In July 2013, the PSCW authorized MGE to freeze electric and natural gas rates at 2013 levels for 2014. The order includes authorizing 100% AFUDC on the Columbia scrubber construction project and deferral of increased costs related to ATC and MISO Schedule 26 fees. As part of the rate freeze plan authorized by the PSCW, effective January 1, 2014, approximately $6.2 million associated with a 2012 fuel rule surplus credit will not be required to be refunded to customers and will be amortized in 2014. The fuel credit will accrue interest at MGE's weighted cost of capital. The authorized return on equity will remain unchanged at 10.3%.

Environmental Initiatives: There are proposed legislation, rules, and initiatives involving matters related to air emissions, water effluent, hazardous materials, and greenhouse gases, all of which affect generation plant capital expenditures and operating costs as well as future operational planning. Such legislation and rulemaking could significantly affect the costs of owning and operating fossil-fueled generating plants, such as Columbia and Elm Road, from which we derive approximately 45% of our electric generating capacity. We would expect to seek and receive recovery of any such costs in rates; however, it is difficult to estimate the amount of such costs due to the uncertainty as to the timing and form of the legislation and rules, and the scope and time of the recovery of costs in rates. In addition, the Columbia owners, including MGE, resolved claims surrounding the alleged failure, among other things, to obtain necessary air permits and implement necessary emission controls associated with past activities at Columbia. See Columbia discussion in Footnote 18.d. in the Notes to Consolidated Financial Statements.

Columbia Environmental Project: During 2014, our share of the capital expenditures associated with the Columbia environmental project will be approximately $14 million.

Commodity Prices: Natural gas and purchased power prices have increased in the first part of 2014 as a result of the unusually cold weather. The commodity price changes may result in increased costs for the Company. The increased commodity prices are mitigated through certain regulatory mechanisms in the natural gas business (PGA) and electric business (fuel rules). See Item 7A. Commodity Price Risk for further information.

Pension and Other Postretirement Benefit Costs: Costs for pension and other postretirement benefits are affected by actual investment returns on the assets held for those benefits and by the discount rate, which is sensitive to interest rates, used to calculate those benefits. Investment assets for MGE's pension and other postretirement benefits have experienced market declines through February 2014. Also, interest rates have declined since the end of the year that could cause discount rates used to value the pension and postretirement benefit obligations to decline. The change in the value of the plan assets and the change in the discount rate are not expected to have an impact on the income statement for 2014. However, these changes may increase benefit costs in future years. MGE expects any changes in the cost for employee benefit plans will be factored into future rate actions.

General Economic Conditions: Economic conditions both inside and outside our service area are expected to continue to affect the level of demand for our utility services and may affect the collection of our accounts receivable and the creditworthiness of counterparties with whom we do business. We have in place lines of credit aggregating $150 million for MGE Energy (including MGE) and $100 million for MGE to address our liquidity needs. As of December 31, 2013, there were no borrowings outstanding under our lines of credit.

The following discussion is based on the business segments as discussed in Footnote 22 of the Notes to Consolidated Financial Statements.

Results of Operations

Year Ended December 31, 2013, Versus the Year Ended December 31, 2012

Electric Utility Operations - MGE Energy and MGE

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the periods indicated:

	Revenues			Sales (kWh)
(In thousands, except cooling degree days)	2013	2012	% Change	2013	2012	% Change
Residential	$135,597	$130,581	3.8%	819,012	826,766	(0.9)%
Commercial	214,033	207,574	3.1%	1,821,966	1,825,701	(0.2)%
Industrial	19,872	19,437	2.2%	250,229	247,179	1.2%
Other-retail/municipal	39,143	38,805	0.9%	423,261	442,906	(4.4)%
Total retail	408,645	396,397	3.1%	3,314,468	3,342,552	(0.8)%
Sales to the market	1,134	991	14.4%	50,606	31,588	60.2%
Other revenues	1,312	1,811	(27.6)%	-	-	- %
Adjustments to revenues	(7,134)	(6,834)	(4.4)%	-	-	- %
Total	$403,957	$392,365	3.0%	3,365,074	3,374,140	(0.3)%

Cooling degree days (normal 663)				709	1,068	(33.6)%

Electric operating revenues increased $11.6 million or 3.0% for the year ended December 31, 2013, due to the following:

(In millions)
Rate changes	$15.6
Sales to the market	0.1
Volume	(3.3)
Other revenues	(0.5)
Adjustments to revenues	(0.3)
Total	$11.6

•

Rates changes. Rate changes have resulted in $15.6 million of additional revenue in 2013 compared to the same period in the prior year. The change is primarily a result of an electric retail rate increase which was authorized by the PSCW. Effective January 1, 2013, the retail rate increased 3.8% or $14.9 million for electric retail customers. The increase in retail electric rates was driven by costs for new environmental equipment at Columbia, final construction costs for the Elm Road Units, transmission reliability enhancements, and purchased power costs.

•

Volume. During the year ended December 31, 2013, there was a 0.8% decrease in total retail sales volumes compared to the same period in the prior year driven by a return to more normal weather in 2013 compared to unusually warm weather in 2012.

•

Adjustments to revenues. The adjustments to revenues amount includes the elimination of carrying costs for the Elm Road Units and the WCCF that were collected in electric rates, which are recognized as nonregulated energy operating revenues in our Nonregulated Energy Operations segment.

Electric fuel and purchased power

The expense for fuel for electric generation decreased $0.4 million or 0.9% during the year ended December 31, 2013, compared to the same period in the prior year. Internal electric generation costs decreased $1.1 million as a result of a 2.5% decrease in the per-unit cost (largely due to lower Elm Road coal costs). Internal electric generated volume delivered to the system increased 1.6%, which resulted in $0.7 million of increased expense.

Excluding the fuel rules adjustments discussed below, purchased power expense increased $6.5 million during the year ended December 31, 2013, compared to the same period in the prior year. This increase in expense reflects an $8.9 million or 13.6% increase in per-unit cost of purchased power, partially offset by a $2.4 million or 3.6% decrease in the volume of power purchased from third parties.

Based on PSCW fuel rules, MGE is required to defer electric fuel-related costs that fall outside a 2% cost tolerance band around the amount used in the most recent rate proceeding. Any fuel rules adjustments are reflected in purchased power expense. During the years ended December 31, 2013 and 2012, MGE's actual fuel costs fell below the lower end of this tolerance band, which resulted in MGE deferring $6.7 million and $6.2 million, respectively, in fuel-related cost savings to be returned to customers and MGE recording a corresponding increase in purchased power costs. Any over/under recovery of the deferred costs is determined on an annual basis and adjusted in future billings to customers. After combining the fuel rules adjustments with the actual savings discussed above, purchased power expense increased $7.0 million ($6.5 million increase discussed above plus $0.5 million fuel rules difference) during the year ended December 31, 2013, compared to the prior year.

Electric operating and maintenance expenses

Electric operating and maintenance expenses increased $1.2 million during the year ended December 31, 2013, compared to the same period in 2012. The following changes contributed to the net change:

(In millions)
Increased transmission costs	$3.4
Increased production costs	1.1
Increased distribution costs	1.0
Increased customer accounts costs	0.1
Decreased administrative and general costs	(3.6)
Decreased customer service costs	(0.8)
Total	$1.2

For the year ended December 31, 2013, increased transmission costs are primarily due to an increase in transmission reliability enhancements, increased production costs are primarily due to increased costs at Columbia, and increased distribution costs are primarily due to increased conversion and overhead line maintenance expenses. The increase in costs was partially offset by decreased administrative and general costs which are primarily due to decreased pension costs.

Gas Utility Operations - MGE Energy and MGE

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class during each of the periods indicated:

(In thousands, except HDD and average rate per therm of retail customer)	Revenues			Therms Delivered
	2013	2012	% Change	2013	2012	% Change
Residential	$98,578	$78,411	25.7%	102,599	79,936	28.4%
Commercial/Industrial	79,344	58,374	35.9%	134,619	106,653	26.2%
Total retail	177,922	136,785	30.1%	237,218	186,589	27.1%
Gas transportation	3,025	2,465	22.7%	37,778	32,202	17.3%
Other revenues	515	477	8.0%	-	-	- %
Total	$181,462	$139,727	29.9%	274,996	218,791	25.7%
Heating degree days (normal 7,024)				7,628	5,964	27.9%
Average rate per therm of
retail customer	$0.750	$0.733	2.3%

Gas revenues increased $41.7 million or 29.9% for the year ended December 31, 2013. These changes are related to the following factors:

(In millions)
Volume	$37.1
Rate changes	4.0
Transportation and other effects	0.6
Total	$41.7

•

Volume. For the year ended December 31, 2013, retail gas deliveries increased 27.1% compared to the same period in 2012, as a result of colder weather during the winter months compared to milder weather in the prior year.

•

Rate changes. The average retail rate per therm for the year ended December 31, 2013, increased 2.3% compared to the same period in 2012, reflecting higher natural gas commodity costs.

Cost of gas sold

For the year ended December 31, 2013, cost of gas sold increased by $29.2 million, compared to the same period in the prior year. The volume of purchased gas increased 27.4%, which resulted in $21.4 million of increased expense. In addition, the cost per therm of natural gas increased 7.8%, which resulted in $7.8 million of increased expense.

Gas operating and maintenance expenses

Gas operating and maintenance expenses decreased $2.7 million for the year ended December 31, 2013, compared to the same period in 2012. The following changes contributed to the net change.

(In millions)
Decreased administrative and general costs	$(2.0)
Decreased customer service costs	(1.3)
Increased distribution costs	0.4
Increased customer accounts costs	0.2
Total	$(2.7)

For the year ended December 31, 2013, decreased administrative and general costs are primarily due to decreased pension costs, and decreased customer service costs are primarily due to lower energy conservation spending.

Other Income (Deductions), Net - MGE Energy and MGE

For the year ended December 31, 2013, other income, net for the electric and gas segments increased by $1.7 million, compared to the same period in the prior year primarily related to AFUDC equity recognized on the Columbia environmental project.

Nonregulated Energy Operations - MGE Energy and MGE

For the years ended December 31, 2013 and 2012, net income at the nonregulated energy operations segment was $20.7 million and $18.1 million, respectively. The nonregulated energy operations are conducted through MGE Energy's subsidiaries: MGE Power Elm Road and MGE Power West Campus which have been formed to own and lease electric generating capacity to assist MGE.

Results for the years ended December 31, 2013, reflect the recovery of force majeure costs associated with the construction of the Elm Road Units. In December 2012, as part of WEPCO's (the operator and primary owner of the Elm Road Units) 2013 Wisconsin rate case, the PSCW determined that 100% of the construction costs for the Elm Road Units were prudently incurred, and approved the recovery in rates of more than 99.5% of these costs. The recovery of the force majeure costs began in 2013. A portion of the recovery pertaining to periods prior to the PSCW order will only affect 2013.

Transmission Investment Operations - MGE Energy and MGE

Transmission investment other income

For the years ended December 31, 2013 and 2012, other income at the transmission investment segment was $9.4 million and $9.1 million, respectively. The transmission investment segment holds our interest in ATC, and its income reflects our equity in the earnings of ATC. See Footnote 4.b. of the Notes to Consolidated Financial Statements for additional information concerning ATC and summarized financial information regarding ATC.

Consolidated Income Taxes - MGE Energy and MGE

Both MGE Energy's and MGE's effective income tax rate for the years ended December 31, 2013 and 2012, was 37.5% and 37.7%, respectively.

For 2011 tax return purposes, MGE Energy and MGE changed their income tax method of accounting for electric transmission and distribution repairs and accounting for depreciation. The 2012 financial statement impact pertaining to finalization of the electric transmission and distribution repairs is an increase to deferred tax expense and a corresponding decrease in the current tax provision in the amount of $4.8 million. The 2012 financial statement impact pertaining to finalization of the depreciation adjustment is an increase to deferred tax expense and a corresponding decrease in the current tax provision in the amount of $38.6 million.

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

	Year Ended December 31,
(In millions)	2013	2012
MGE Power Elm Road	$17.4	$14.8
MGE Power West Campus	$7.7	$7.5
MGE Transco	$2.4	$2.1

Results of Operations

Year Ended December 31, 2012, Versus the Year Ended December 31, 2011

Electric Utility Operations - MGE Energy and MGE

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the periods indicated:

	Revenues			Sales (kWh)
(In thousands, except cooling degree days)	2012	2011	% Change	2012	2011	% Change
Residential	$130,581	$124,524	4.9%	826,766	821,543	0.6%
Commercial	207,574	197,621	5.0%	1,825,701	1,826,636	(0.1)%
Industrial	19,437	19,427	0.1%	247,179	263,224	(6.1)%
Other-retail/municipal	38,805	36,990	4.9%	442,906	442,066	0.2%
Total retail	396,397	378,562	4.7%	3,342,552	3,353,469	(0.3)%
Sales to the market	991	1,711	(42.1)%	31,588	61,034	(48.2)%
Other revenues	1,811	1,584	14.3%	-	-	- %
Adjustments to revenues	(6,834)	(5,999)	(13.9)%	-	-	- %
Total	$392,365	$375,858	4.4%	3,374,140	3,414,503	(1.2)%

Cooling degree days (normal 630)				1,068	814	31.2%

Electric operating revenues increased $16.5 million or 4.4% for the year ended December 31, 2012, due to the following:

(In millions)
Rate changes	$19.0
Other revenues	0.2
Volume	(1.2)
Adjustments to revenues	(0.8)
Sales to the market	(0.7)
Total	$16.5

•

Rates changes. Rate changes have resulted in $19.0 million of additional revenue in 2012 compared to the same period in the prior year. The change is primarily a result of an electric retail rate increase which was authorized by the PSCW. Effective January 1, 2012, the retail rate increased 4.3% or $15.7 million for electric retail customers. The increase in electric rates was driven by MGE's electric fuel and purchased power costs, increased transmission costs, an update to the Elm Road Units' costs, and an increase for energy efficiency programs. Other factors also contributed to the revenue increase over the prior year, including customer mix (sales to various customer classes), demand charges, and customer fixed charges.

•

Volume. During the year ended December 31, 2012, there was a 0.3% decrease in total retail sales volumes compared to the same period in the prior year, reflecting decreased industrial customer demand, offset in part by an increase in residential demand.

•

Adjustments to revenues. The adjustments to revenues amount includes the elimination of carrying costs for Elm Road Units and WCCF that were collected in electric rates, which are recognized as nonregulated energy operating revenues in our Nonregulated Energy Operations segment.

•

Sales to the market. Sales to the market represent wholesale sales made to third parties who are not ultimate users of the electricity. These sales may include spot market transactions on the markets operated by MISO and PJM. These sales may also include bilateral sales to other utilities or power marketers.

Electric fuel and purchased power

The expense for fuel for electric generation decreased $4.3 million or 8.5% during the year ended December 31, 2012, compared to the same period in the prior year. Internal electric generation costs decreased $3.2 million as a result of a 6.3% decrease in the per-unit cost (largely due to lower natural gas prices), and lower generation volumes of 1.1% or $1.1 million.

Excluding the fuel rules adjustments discussed below, purchased power expense increased $3.6 million during the year ended December 31, 2012, compared to the same period in the prior year. This increase in expense reflects a $3.0 million or 4.7% increase in per-unit cost of purchased power and a $0.6 million or 0.9% increase in the volume of power purchased from third parties.

The PSCW adopted new fuel rules effective January 1, 2011, that require MGE to defer electric fuel-related costs that fall outside a 2% cost tolerance band around the amount used in the most recent rate proceeding. Any fuel rules adjustments are reflected in purchased power expense. During the year ended December 31, 2012, MGE's actual fuel costs fell below the lower end of this tolerance band, which resulted in MGE deferring $6.2 million in fuel-related cost savings to be returned to customers and increased purchased power costs. Any over/under recovery of the deferred costs is determined on an annual basis and adjusted in future billings to customers. After combining the fuel rules adjustments with the actual savings discussed above, purchased power expense increased $9.8 million ($6.2 million fuel rules difference plus the $3.6 million purchased power expense increase discussed above) during the year ended December 31, 2012, compared to the prior year.

Electric operating and maintenance expenses

Electric operating and maintenance expenses increased $4.7 million during the year ended December 31, 2012, compared to the same period in 2011. The following changes contributed to the net change:

(In millions)
Increased administrative and general costs	$4.7
Increased customer service costs	0.9
Increased transmission costs	0.6
Increased distribution costs	0.2
Decreased production costs	(1.7)
Total	$4.7

For the year ended December 31, 2012, increased administrative and general costs are primarily due to increased pension costs, reflecting changes in the discount rate and assumptions regarding investment returns used in calculating such costs. Increased customer service costs are due to higher energy conservation spending. Increased transmission costs are due to higher transmission network costs. Production costs decreased primarily due to decreased costs at Columbia and Blount.

Electric depreciation expense

Electric depreciation expense decreased $2.3 million for the year ended December 31, 2012, compared to the same period in the prior year. This decrease is related to the retirement of Blount assets at the end of 2011 due to the switch from operating with coal to natural gas.

Gas Utility Operations - MGE Energy and MGE

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class during each of the periods indicated:

(In thousands, except HDD and average rate per therm of retail customer)	Revenues			Therms Delivered
	2012	2011	% Change	2012	2011	% Change
Residential	$78,411	$93,373	(16.0)%	79,936	91,663	(12.8)%
Commercial/Industrial	58,374	68,729	(15.1)%	106,653	104,254	2.3%
Total retail	136,785	162,102	(15.6)%	186,589	195,917	(4.8)%
Gas transportation	2,465	2,586	(4.7)%	32,202	35,531	(9.4)%
Other revenues	477	583	(18.2)%	-	-	- %
Total	$139,727	$165,271	(15.5)%	218,791	231,448	(5.5)%
Heating degree days (normal 7,122)				5,964	6,993	(14.7)%
Average rate per therm of
retail customer	$0.733	$0.827	(11.4)%

Gas revenues decreased $25.5 million or 15.5% for the year ended December 31, 2012. These changes are related to the following factors:

(In millions)
Rate changes	$(17.6)
Volume	(7.7)
Transportation and other effects	(0.2)
Total	$(25.5)

•

Rate changes. The average retail rate per therm for the year ended December 31, 2012, decreased 11.4% compared to the same period in 2011, reflecting lower natural gas commodity costs.

•

Volume. For the year ended December 31, 2012, retail gas deliveries decreased 4.8% compared to the same period in 2011, as a result of milder weather during the winter months.

Cost of gas sold

For the year ended December 31, 2012, cost of gas sold decreased by $21.3 million, compared to the same period in the prior year. The cost per therm of natural gas decreased 17.2%, which resulted in $16.2 million of reduced expense. In addition, the volume of purchased gas decreased 5.1%, which resulted in $5.1 million of reduced expense.

Gas operating and maintenance expenses

Gas operating and maintenance expenses increased $2.4 million for the year ended December 31, 2012, compared to the same period in 2011. The following changes contributed to the net change.

(In millions)
Increased administrative and general costs	$1.3
Increased customer service costs	0.6
Increased customer accounts costs	0.3
Increased distribution costs	0.2
Total	$2.4

For the year ended December 31, 2012, increased administrative and general costs were primarily due to increased pension costs, reflecting changes in the discount rate and assumptions regarding investment returns used in calculating such costs. Increased customer service costs are due to higher energy conservation spending.

Other Income (Deductions), Net - MGE Energy and MGE

For the year ended December 31, 2012, other income, net for the electric and gas segments increased by $1.4 million, compared to the same period in the prior year related to AFUDC equity recognized on the Columbia environmental project.

Nonregulated Energy Operations - MGE Energy and MGE

For the years ended December 31, 2012 and 2011, net income at the nonregulated energy operations segment was $18.1 million and $17.9 million, respectively. The nonregulated energy operations are conducted through MGE Energy's subsidiaries: MGE Power Elm Road and MGE Power West Campus. These subsidiaries have been formed to own and lease electric generating capacity to assist MGE.

Transmission Investment Operations - MGE Energy and MGE

Transmission investment other income

For the years ended December 31, 2012 and 2011, other income at the transmission investment segment was $9.1 million and $8.6 million, respectively. The transmission investment segment holds our interest in ATC, and its income reflects our equity in the earnings of ATC. See Footnote 4.b. for additional information concerning ATC and summarized financial information regarding ATC.

Consolidated Other General Taxes - MGE Energy and MGE

MGE Energy's and MGE's other general taxes increased $1.0 million or 5.9% for the year ended December 31, 2012, when compared to the same period in 2011, partially due to increased Wisconsin license fee tax. The annual license fee tax expense is based on the prior year's adjusted operating revenues. Tax rates have not changed.

Consolidated Income Taxes - MGE Energy and MGE

MGE Energy's effective income tax rate for the year ended December 31, 2012, was 37.7% compared to 37.1% for the same period in 2011, and MGE's effective income tax rate for the year ended December 31, 2012, was 37.7% compared to 37.0% for the same period in 2011. The effective income tax rate differences for both MGE Energy and MGE are primarily due to a lower estimated domestic manufacturing deduction.

For 2011 tax return purposes, MGE Energy and MGE changed their income tax method of accounting for electric transmission and distribution repairs and accounting for depreciation. The 2012 financial statement impact pertaining to finalization of the electric transmission and distribution repairs is an increase to deferred tax expense and a corresponding decrease in the current tax provision in the amount of $4.8 million. The 2012 financial statement impact pertaining to finalization of the depreciation adjustment is an increase to deferred tax expense and a corresponding decrease in the current tax provision in the amount of $38.6 million.

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

	Year Ended
	December 31,
(In millions)	2012	2011
MGE Power Elm Road	$14.8	$14.6
MGE Power West Campus	$7.5	$7.5
MGE Transco	$2.1	$1.9

Liquidity and Capital Resources

Cash Flows

The following summarizes cash flows for MGE Energy and MGE during the years ended 2013, 2012, and 2011:

	MGE Energy			MGE
(In thousands)	2013	2012	2011	2013	2012	2011
Cash provided by/(used for):
Operating activities	$140,267	$146,004	$130,772	$138,684	$138,772	$129,683
Investing activities	(121,922)	(101,353)	(66,351)	(120,597)	(101,083)	(65,722)
Financing activities	4,111	(39,463)	(30,362)	(9,629)	(45,237)	(54,557)

Cash Provided by Operating Activities

MGE Energy

MGE Energy's consolidated net cash provided by operating activities is derived mainly from the electric and gas operations of its principal subsidiary, MGE.

2013 vs. 2012

Cash provided by operating activities for the year ended December 31, 2013, was $140.3 million, a decrease of $5.7 million when compared to the same period in the prior year, primarily related to the debt make-whole premium paid in 2013.

MGE Energy's net income increased $10.5 million for the year ended December 31, 2013, when compared to the same period in the prior year.

Working capital accounts resulted in $5.0 million in cash provided by operating activities for the year ended December 31, 2013, primarily due to increased other current liabilities and decreased gas inventories, partially offset by increased receivables and increased unbilled revenues. Working capital accounts resulted in $0.3 million in cash used for operating activities for the year ended December 31, 2012, primarily due to increased accounts receivable and increased unbilled revenues, partially offset by a decreased receivable – margin account and decreased prepaid taxes.

An increase in pension contribution resulted in an additional $5.9 million in cash used for operating activities for the year ended December 31, 2013, when compared to the same period in the prior year. These contributions reflect amounts required by law and discretionary amounts. See Footnote 13 of Notes to Consolidated Financial Statements for further discussion of MGE Energy's pension and other postretirement benefits.

For the year ended December 31, 2013, MGE paid a make-whole premium equal to $6.8 million related to the redemption of $40 million of long-term debt.

2012 vs. 2011

Cash provided by operating activities for the year ended December 31, 2012, was $146.0 million, an increase of $15.2 million when compared to the same period in the prior year, primarily related to lower income taxes and fuel related cost savings to be returned to customers.

MGE Energy's net income increased $3.5 million for the year ended December 31, 2012, when compared to the same period in the prior year.

The cash flows for the year ended December 31, 2012, reflect an $11.1 million benefit of lower taxes payable, compared to the same period in the prior year, primarily due to the additional benefit from the income tax method change in accounting for repairs and bonus depreciation.

Working capital accounts resulted in $0.3 million in cash used for operating activities for the year ended December 31, 2012, primarily due to increased accounts receivable and increased unbilled revenues, partially offset by a decreased receivable – margin account and decreased prepaid taxes. Working capital accounts resulted in $7.0 million in cash provided by operating activities for the year ended December 31, 2011, primarily due to decreased inventories (due to lower natural gas costs), decreased unbilled revenues and increased accounts payable, partially offset by an increased receivable – margin account.

An increase in pension contribution resulted in an additional $5.2 million in cash used for operating activities for the year ended December 31, 2012, when compared to the same period in the prior year. These contributions reflect amounts required by law and discretionary amounts. See Footnote 13 for further discussion of MGE Energy's pension and other postretirement benefits.

MGE Energy's other noncurrent items, net resulted in $7.0 million of operating cash inflows for the year ended December 31, 2012, compared to $3.9 million of operating cash outflows in the prior year. This increase in cash inflows is a result of fuel related cost savings to be returned to customers.

MGE

2013 vs. 2012

Cash provided by operating activities for the year ended December 31, 2013, was $138.7 million, a decrease of $0.1 million when compared to the same period in the prior year, primarily related to the debt make-whole premium paid in 2013.

Net income increased $11.1 million for the year ended December 31, 2013, when compared to the same period in the prior year.

Working capital accounts resulted in $2.4 million in cash provided by operating activities for the year ended December 31, 2013, primarily due to decreased gas inventories and increased other current liabilities, partially offset by increased receivables and increased unbilled revenues. Working capital accounts resulted in $7.9 million in cash used for operating activities for the year ended December 31, 2012, primarily due to increased accounts receivable, increased unbilled revenues, and increased prepaid taxes, partially offset by decreased receivable – margin account and decreased accounts payable.

An increase in pension contribution resulted in an additional $5.9 million in cash used for operating activities for the year ended December 31, 2013, when compared to the same period in the prior year. These contributions reflect amounts required by law and discretionary amounts. See Footnote 13 of Notes to Consolidated Financial Statements for further discussion of MGE's pension and other postretirement benefits.

For the year ended December 31, 2013, MGE paid a make-whole premium equal to $6.8 million related to the redemption of $40 million of long-term debt.

2012 vs. 2011

Cash provided by operating activities for the year ended December 31, 2012, was $138.8 million, an increase of $9.1 million when compared to the same period in the prior year, primarily related to lower income taxes and fuel related cost savings to be returned to customers.

Net income increased $4.1 million for the year ended December 31, 2012, when compared to the same period in the prior year.

The cash flows for the year ended December 31, 2012, reflect an $11.3 million benefit of lower taxes payable, compared to the same period in the prior year, primarily due to the additional benefit from the income tax method change in accounting for repairs and bonus depreciation.

Working capital accounts resulted in $7.9 million in cash used for operating activities for the year ended December 31, 2012, primarily due to increased accounts receivable, increased unbilled revenues, and increased prepaid taxes, partially offset by decreased receivable – margin account and decreased accounts payable. Working capital accounts resulted in $6.0 million in cash provided by operating activities for the year ended December 31, 2011, primarily due to decreased inventories (due to lower natural gas costs), decreased unbilled revenues, and increased accounts payable, partially offset by decreased accrued taxes and an increased receivable – margin account.

An increase in pension contribution resulted in an additional $5.2 million in cash used for operating activities for the year ended December 31, 2012, when compared to the same period in the prior year. These contributions reflect amounts required by law and discretionary amounts. See Footnote 13 for further discussion of MGE's pension and other postretirement benefits.

MGE's other noncurrent items, net resulted in $6.7 million of operating cash inflows for the year ended December 31, 2012, compared to $3.9 million of operating cash outflows in the prior year. This increase in cash inflows is a result of fuel related cost savings to be returned to customers.

Capital Requirements and Investing Activities

MGE Energy

2013 vs. 2012

MGE Energy's cash used for investing activities increased $20.6 million for the year ended December 31, 2013, when compared to the same period in the prior year.

Capital expenditures for the year ended December 31, 2013, were $119.0 million. This amount represents a $20.6 million increase from the expenditures made in the same period in the prior year. This increase is due to increased expenditures on the Columbia environmental project.

2012 vs. 2011

MGE Energy's cash used for investing activities increased $35.0 million for the year ended December 31, 2012, when compared to the same period in the prior year.

Capital expenditures for the year ended December 31, 2012, were $98.4 million. This amount represents a $33.3 million increase from the expenditures made in the same period in the prior year. This increase is due to increased expenditures on the Columbia environmental project of $43.0 million offset by a decrease in electric utility capital expenditures in 2012.

Cash used for investment activities increased $1.4 million for the year ended December 31, 2012, when compared to the same period in the prior year as a result of increased capital contributions to ATC and other investments.

Cash used for investing activities was decreased by land purchased for investing purposes of $2.2 million in 2011.

MGE

2013 vs. 2012

MGE's cash used for investing activities increased $19.5 million for the year ended December 31, 2013, when compared to the same period in the prior year.

Capital expenditures for the year ended December 31, 2013, were $119.0 million. This amount represents a $20.6 million increase from the expenditures made in the same period in the prior year. This increase is due to increased expenditures on the Columbia environmental project.

2012 vs. 2011

MGE's cash used for investing activities increased $35.4 million for the year ended December 31, 2012, when compared to the same period in the prior year.

Capital expenditures for the year ended December 31, 2012, were $98.4 million. This amount represents a $33.3 million increase from the expenditures made in the same period in the prior year. This increase is due to increased expenditures on the Columbia environmental project of $43.0 million offset by a decrease in electric utility capital expenditures in 2012.

Cash used for investment activities increased $1.3 million for the year ended December 31, 2012, when compared to the same period in the prior year as a result of increased capital contributions to ATC and other investments.

Capital expenditures

The following table shows MGE Energy's budgeted capital expenditures for 2014 and actual capital expenditures for both 2013 and 2012:

(In thousands)	2014	2013	2012
For the years ended December 31,	(Budget)	(Actual)	(Actual)
Electric	$64,413	$100,146	$81,965
Gas	20,263	15,554	13,812
Utility plant total	84,676	115,700	95,777
Nonregulated	1,933	3,347	2,658
MGE Energy total	$86,609	$119,047	$98,435

In early 2011, the PSCW authorized the construction of air emission reduction systems and associated equipment on Columbia Units 1 and 2. MGE's estimated share of the capital expenditures required to complete this project will be approximately $135 million. MGE's share of the capital expenditures associated with the Columbia environmental project will be approximately $14 million in 2014. During the year ended December 31, 2013, MGE had incurred $112.8 million (excluding carrying costs) in construction expenditures at Columbia related to the project and had accrued $8.1 million in incurred, but unpaid capital expenditures. MGE has recognized $2.7 million (after tax) in AFUDC equity related to this project for the year ended December 31, 2013.

MGE Energy used funds received as dividend payments from MGE Power West Campus and MGE Power Elm Road as well as internally generated cash to meet its 2013 capital requirements and cash obligations, including dividend payments.

Financing Activities

MGE Energy

2013 vs. 2012

Cash provided by MGE Energy's financing activities was $4.1 million for the year ended December 31, 2013, compared to $39.5 million of cash used for the year ended December 31, 2012.

For the year ended December 31, 2013, dividends paid were $37.1 million compared to $36.0 million in the prior year. This increase was a result of a higher dividend per share ($1.07 vs. $1.04).

During the year ended December 31, 2013, MGE issued $85.0 million of long-term debt, which was used to retire $40.0 million of long-term debt and to assist with the funding for the Columbia environmental project. During the year ended December 31, 2012, MGE issued and retired $28.0 million of long-term debt.

2012 vs. 2011

Cash used for MGE Energy's financing activities was $39.5 million for the year ended December 31, 2012, compared to $30.4 million of cash used for the year ended December 31, 2011.

For the year ended December 31, 2012, dividends paid were $36.0 million compared to $35.0 million in the prior year. This increase was a result of a higher dividend per share ($1.04 vs. $1.01).

During the year ended December 31, 2012, MGE issued and retired $28.0 million of long-term debt. During the year ended December 31, 2011, MGE Power Elm Road issued $30.0 million of long-term debt.

For the year ended December 31, 2011, net short-term debt repayments were $22.5 million reflecting the use of proceeds from the MGE Power Elm Road long-term debt issue.

MGE

2013 vs. 2012

During the year ended December 31, 2013, cash used for MGE's financing activities was $9.6 million compared to $45.2 million of cash used for MGE's financing activities in the prior year.

Dividends paid from MGE to MGE Energy were $25.0 million for the year ended December 31, 2013, compared to $20.4 million in the prior year.

During the year ended December 31, 2013, MGE issued $85.0 million of long-term debt, which was used to retire $40.0 million of long-term debt and to assist with the funding for the Columbia environmental project. During the year ended December 31, 2012, MGE issued and retired $28.0 million of long-term debt.

Distributions to parent from noncontrolling interest, which represent distributions from MGE Power Elm Road and MGE Power West Campus, were $27.4 million for the year ended December 31, 2013, compared to $23.5 million in the prior year.

2012 vs. 2011

During the year ended December 31, 2012, cash used for MGE's financing activities was $45.2 million compared to $54.6 million of cash used for MGE's financing activities in the prior year.

Dividends paid from MGE to MGE Energy were $20.4 million for the year ended December 31, 2012, compared to $26.6 million in the prior year.

During the year ended December 31, 2012, MGE issued and retired $28.0 million of long-term debt. During the year ended December 31, 2011, MGE Power Elm Road issued $30.0 million of long-term debt.

Distributions to parent from noncontrolling interest decreased $29.0 million for the year ended December 31, 2012. As a result of long-term debt financing by MGE Power Elm Road, distributions to parent from noncontrolling interest were $43.0 million for the year ended December 31, 2011. The proceeds from the financing were used to repay MGE Energy, which had been using its short-term credit facilities to help finance the Elm Road Units.

In addition, for the year ended December 31, 2011, net short-term debt repayments were $3.5 million.

Dividend Restrictions

Dividend payments by MGE to MGE Energy are subject to restrictions arising under a PSCW rate order and, to a lesser degree, MGE's first mortgage bonds. The PSCW order restricts any dividends that MGE may pay MGE Energy if its common equity ratio, calculated in the manner used in the rate proceeding, is less than 55%. MGE's thirteen month rolling average common equity ratio at December 31, 2013, is 57.6% as determined under the calculation used in the rate proceeding. MGE was not restricted from paying cash dividends in 2013. Cash dividends of $25.0 million and $20.4 million were paid by MGE to MGE Energy in 2013 and 2012, respectively. The rate proceeding calculation includes as indebtedness imputed amounts for MGE's outstanding purchase power capacity payments and other PSCW adjustments, but does not include the indebtedness associated with MGE Power Elm Road and MGE Power West Campus, which are consolidated into MGE's financial statements but are not direct obligations of MGE.

MGE has covenanted with the holders of its first mortgage bonds not to declare or pay any dividend or make any other distribution on or purchase any shares of its common stock unless, after giving effect thereto, the aggregate amount of all such dividends and distributions and all amounts applied to such purchases, after December 31, 1945, shall not exceed the earned surplus (retained earnings) accumulated subsequent to December 31, 1945. As of December 31, 2013, approximately $305.6 million was available for the payment of dividends under this covenant.

Credit Facilities

At December 31, 2013, MGE Energy and MGE had the following aggregate bank commitments and available capacity under their credit agreements and the indicated amounts of outstanding commercial paper:

	Aggregate Bank Commitments	Outstanding Commercial Paper	Outstanding Borrowings	Available Capacity
Borrower					Expiration Date
	(Dollars in millions)
MGE Energy	$50.0	$-	$-	$50.0	July 31, 2017

MGE	$100.0	$-	$-	$100.0	July 31, 2017

Borrowings under each credit agreement may bear interest at a rate that floats daily based upon a prime rate or at a rate fixed for a specified interest period based upon a LIBOR-based index, plus an adder. In the case of the LIBOR-based rates, the adder is based upon the senior unsecured credit rating for MGE and does not exceed 0.75%.

The agreements require the borrower to maintain a ratio of consolidated debt to consolidated total capitalization not to exceed a maximum of 65%. The ratio calculation excludes assets, liabilities, revenues, and expenses included in MGE's financial statements as a result of the consolidation of VIEs, such as MGE Power Elm Road and MGE Power West Campus. At December 31, 2013, the ratio of consolidated debt to consolidated total capitalization for each of MGE Energy and MGE, as calculated under the credit agreements' covenant, were 39.5% and 38.2%, respectively. See Footnote 10 of Notes to Consolidated Financial Statements for additional information regarding the credit facilities.

Capitalization Ratios

MGE Energy's capitalization ratios were as follows:

	MGE Energy
	2013	2012
Common shareholders' equity	60.5%	61.6%
Long-term debt*	39.5%	38.4%
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

Contractual Obligations and Commercial Commitments for MGE Energy and MGE

MGE Energy's and MGE's contractual obligations as of December 31, 2013, representing cash obligations that are considered to be firm commitments, are as follows:

		Payment due within:			Due after
(In thousands)	Total	1 Year	2-3 Years	4-5 Years	5 Years
MGE Energy
Long-term debt(a)	$403,793	$4,102	$8,450	$58,810	$332,431
Short-term debt(b)	-	-	-	-	-
Interest expense(c)	317,402	20,233	39,005	34,689	223,475
Operating leases(d)	13,444	1,668	2,461	1,136	8,179
Purchase obligations(e)	527,308	107,649	143,894	103,087	172,678
Other obligations(f)	32,525	19,903	3,987	1,674	6,961
Purchase obligations - Columbia(g)	14,696	14,696	-	-	-
Total MGE Energy contractual obligations	$1,309,168	$168,251	$197,797	$199,396	$743,724

MGE
Long-term debt(a)	$403,793	$4,102	$8,450	$58,810	$332,431
Short-term debt(b)	-	-	-	-	-
Interest expense(c)	317,402	20,233	39,005	34,689	223,475
Operating leases(d)	13,444	1,668	2,461	1,136	8,179
Purchase obligations(e)	525,731	106,072	143,894	103,087	172,678
Other obligations(f)	30,334	17,712	3,987	1,674	6,961
Purchase obligations - Columbia(g)	14,696	14,696	-	-	-
Total MGE contractual obligations	$1,305,400	$164,483	$197,797	$199,396	$743,724

(a)

Long-term debt consisting of secured first mortgage bonds, unsecured medium-term notes, Industrial Development Revenue Bonds issued by MGE, and private placement debt issued by MGE, MGE Power Elm Road, and MGE Power West Campus.

(b)

No short-term debt outstanding. See Footnote 10 of the Notes to Consolidated Financial Statements.

(c)

Amount represents interest expense on long-term debt. See Footnote 9 of the Notes to Consolidated Financial Statements for further discussion of the long-term debt outstanding at December 31, 2013.

(d)

Operating leases. See Footnote 18 of the Notes to Consolidated Financial Statements.

(e)

Purchase obligations for MGE Energy and MGE consist primarily of the purchase of electricity and natural gas, electric transmission, natural gas storage capacity, natural gas pipeline transportation, and the purchase and transport of coal. See Footnote 18 of the Notes to Consolidated Financial Statements.

(f)

Other obligations are primarily related to investment commitments, easements, maintenance and service agreements, smart grid projects, green energy projects, water quality environmental projects, fuel credit, and uncertain tax positions.

(g)

Purchase obligations for MGE Energy and MGE related to contracts for equipment and services related to the construction of the Columbia environmental project. See Footnote 18 of the Notes to Consolidated Financial Statements.

The above amounts do not include any contributions for MGE's pension and postretirement plans. MGE does not expect to make contributions to the plans for 2014 or 2015. The contributions for years after 2015 are not yet currently estimated. Due to uncertainties in the future economic performance of plan assets, discount rates, and other key assumptions, estimated contributions are subject to change. MGE may also elect to make additional discretionary contributions. These contributions reflect amounts required by law and discretionary amounts.

The above amounts do not include future voluntary capital calls to ATC. On January 31, 2014, MGE Transco made a voluntary $0.5 million capital contribution to ATC. The amount and timing of future voluntary capital calls is uncertain and primarily dependent on the operations and expansion of ATC.

MGE Energy's and MGE's commercial commitments as of December 31, 2013, representing commitments triggered by future events and including financing arrangements to secure obligations of MGE Energy and MGE, and guarantees by MGE, are as follows:

		Expiration within:			Due after
(In thousands)	Total	1 Year	2-3 Years	4-5 Years	5 Years
MGE Energy
Available Lines of Credit(a)	$150,000	$-	$-	$150,000	$-
Guarantees(b)	5,378	714	1,917	955	1,792

MGE
Available Lines of Credit(c)	$100,000	$-	$-	$100,000	$-
Guarantees(b)	5,378	714	1,917	955	1,792

(a)

Amount includes the facility discussed in (c) plus an additional line of credit. MGE Energy has available at any time a $50 million committed revolving credit agreement, expiring in July 2017. At December 31, 2013, MGE Energy had no borrowings under this credit facility.

(b)

MGE has guaranteed repayment of certain receivables it sold to a financial institution under a chattel paper agreement. See Footnote 18 of the Notes to Consolidated Financial Statements.

(c)

Amount includes a $100 million committed revolving credit agreement expiring in July 2017. This credit facility is used to support commercial paper issuances. At December 31, 2013, there were no borrowings under this facility.

Other Matters

Elm Road

In December 2012, as part of WEPCO's (the operator and primary owner of the Elm Road Units) 2013 Wisconsin rate case, the PSCW determined that 100% of the construction costs for the Elm Road Units were prudently incurred, and approved the recovery in rates of more than 99.5% of these costs. In addition, the PSCW deferred the final decision regarding the $1.8 million fuel flexibility project (MGE Power Elm Road's share) until a future rate proceeding.

The warranty periods for both of the Elm Road Units have expired. During 2013, WEPCO and Bechtel (the construction contractor for the Elm Road Units) were working through the outstanding warranty claims. The warranty claim for the costs incurred to repair steam turbine corrosion damage identified on both units was resolved through a binding arbitration in June 2013. Final acceptance of the Elm Road Units occurred in June 2013 after all requirements stated in the contract with Bechtel were satisfied.

ATC

On November 12, 2013, MISO and numerous other MISO transmission owners, including ATC, were named as respondents in a complaint filed at FERC. The complainants argue that the respondents' transmission rates are no longer just and reasonable "due to changes in the capital markets," and that the MISO base return on equity (ROE) should not exceed 9.15%, equity components of hypothetical capital structures should be restricted to 50%, and that relevant incentive ROE adders should be discontinued. MISO's base ROE is 12.38% and ATC's base ROE is 12.2%. MISO and the other MISO transmission owners filed a motion to dismiss the complaint.

In April 2011, ATC and Duke Energy announced the creation of a joint venture, Duke-American Transmission Company (DATC), that seeks to build, own and operate new electric transmission infrastructure in North America to address increasing demand for affordable, reliable transmission capacity. DATC has announced various transmission projects to be constructed over the next 10 years. These projects are subject to approval by various regulatory agencies. At December 31, 2013, MGE Transco held a 3.6% ownership interest in ATC. Additional capital contributions by MGE Transco to ATC may be required.

Critical Accounting Estimates - MGE Energy and MGE

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to unbilled revenues, allowance for doubtful accounts, pension obligations, income taxes, derivatives, and regulatory assets and liabilities. We base our estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Those values may differ from these estimates under different assumptions or conditions. We believe the following critical accounting estimates affect our more significant judgments used in the preparation of our consolidated financial statements.

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

Pension and Other Postretirement Benefit Plans

MGE provides employees with certain retirement (pension) and postretirement (health care and life insurance) benefits. In order to measure the expense and obligations associated with these benefits, management must make a variety of estimates, including discount rates used to value certain liabilities, the expected return on plan assets set aside to fund these costs, the rate of compensation increase, employee turnover rates, retirement rates, health care trends, mortality rates, and other factors. These accounting estimates bear the risk of change due to the uncertainty attached to the estimate as well as the fact that these estimates are difficult to measure. Different estimates used by us could result in recognizing different amounts of expense over different periods of time and recovery in rates is expected.

We use third-party specialists to assist us in evaluating our assumptions as well as appropriately measure the costs and obligations associated with these retirement benefits. The discount rate and expected return on plan assets are based primarily on available investment yields and the historical performance of our plan assets. They are critical accounting estimates because they are subject to management's judgment and can materially affect net income.

•

Assumed return on assets. This assumption represents the rate of return on plan assets reflecting the average rate of earnings expected on the funds invested (or to be invested) to provide for the benefits included in the projected benefit obligation. For 2013, MGE used an assumed return on assets of 8.10% for pension and 6.79% for other postretirement benefits. In 2014, the pension asset assumption will remain at 8.10%. MGE will increase the postretirement benefit assumption from 6.79% to 7.07% in 2014. The annual expected rate of return is based on projected long-term equity and bond returns, maturities and asset allocations. Holding other assumptions constant, for every 1% reduction in the expected rate of return on plan assets, annual pension and other postretirement cost would increase by approximately $2.7 million, before taxes.

42

•

Discount rate. The discount rate represents the rate at which pension obligations could effectively be settled on a present-value basis. MGE uses high-grade bond yields as a benchmark for determining the appropriate discount rate.

•

Medical trend assumptions. The health care cost trend rate is the assumed rate of increase in per-capita health care charges.

See Footnote 13 of the Notes to Consolidated Financial Statements for additional discussion of these plans.

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

Adoption of Accounting Principles and Recently Issued Accounting Pronouncements - MGE Energy and MGE

See Footnote 21 of the Notes to Consolidated Financial Statements for discussion of new accounting pronouncements.

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

The fuel rules require the PSCW and Wisconsin utilities to defer electric fuel-related costs that fall outside a symmetrical cost tolerance band. Any over/under recovery of the actual costs is determined on an annual basis and will be adjusted in future billings to electric retail customers. Under the electric fuel rules, MGE is required to defer the benefit of lower costs if the actual electric fuel costs fall outside the lower end of the range and would defer costs, less any excess revenues, if the actual electric fuel costs exceeded the upper end of the range. Excess revenues are defined as revenues in the year in question that provide MGE with a greater return on common equity than authorized by the PSCW in MGE's latest rate order. The range is defined by the PSCW and has been modified throughout the years based on market conditions and other relevant factors. Currently, MGE is subject to a plus or minus 2% range. MGE assumes the risks and benefits of variances that are within the cost tolerance band. For 2013 and 2014, fuel and purchased power costs included in MGE's base fuel rates are $106.1 million. See Footnote 17 of the Notes to Consolidated Financial Statements for additional information.

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

MGE has financial gas and electric commodity contracts to hedge commodity price risk in the gas and electric segments. These contracts are primarily comprised of exchange-traded option and future contracts. MGE also holds FTRs, which are used to hedge the risk of increased transmission congestion charges. At December 31, 2013, the fair value of these instruments exceeded their cost basis by $1.8 million. Under the PGA clause and electric fuel rules, MGE may include in the costs of fuel (natural gas or power) the costs and benefits of the aforementioned fuel price risk management tools. Because these costs/benefits are recoverable, the related unrealized loss/gain has been deferred on the consolidated balance sheet as a regulatory asset/liability.

MGE has also entered into a ten-year purchased power agreement that provides MGE with firm capacity and energy that began on June 1, 2012, and ends on May 31, 2022 (the "base term"). The agreement also allows MGE an option to extend the contract after the base term. The agreement is considered a derivative contract and is recognized at its fair value on the consolidated balance sheet. However, the derivative qualifies for regulatory deferral and is recognized with a corresponding regulatory asset or liability depending on whether the fair value is in a loss or gain position. The fair value of the contract at December 31, 2013, reflects a loss position of $65.7 million.

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

Equity Price Risk - Pension-Related Assets

MGE currently funds its liabilities related to employee benefits through trust funds. These funds, which include investments in debt and equity securities, are managed by various investment managers. Changes in market value of these investments can have an impact on the future expenses related to these liabilities. Holding other assumptions constant, for every 1% reduction in the expected rate of return on plan assets, annual pension and other postretirement cost would increase by approximately $2.7 million, before taxes. MGE's risk of expense and annuity payments, as a result of changes in the market value of the trust funds, is mitigated in part through future rate actions by the PSCW. The value of employee benefit plans trusts' assets have increased in value by approximately 19.4% during the year ended December 31, 2013, and 14.5% during the year ended December 31, 2012.

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

Additionally, if a counterparty were to default and MGE were to liquidate all contracts with that entity, MGE's credit loss would include the loss in value of mark-to-market contracts; the amount owed for settled transactions; and additional payments, if any, to settle unrealized losses on accrual contracts. As of December 31, 2013, no counterparties have defaulted.

MGE is obligated to provide service to all electric and gas customers within its respective franchised territories. MGE's franchised electric territory includes a 316 square-mile area in Dane County, Wisconsin, and MGE's franchised gas territory includes a service area covering 1,649 square miles in Wisconsin. Based on results for the year ended December 31, 2013, no one customer constituted more than 10% of total operating revenues for MGE Energy and MGE. Credit risk for electric and gas is managed by MGE's credit and collection policies, which are consistent with state regulatory requirements.

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

Item 8. Financial Statements and Supplementary Data.

MGE Energy

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in the Internal Control - Integrated Framework (1992), our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of MGE Energy's internal control over financial reporting as of December 31, 2013, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

February 27, 2014

MGE

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in the Internal Control - Integrated Framework (1992), our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

February 27, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of MGE Energy, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of MGE Energy, Inc. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

February 27, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Madison Gas and Electric Company:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Madison Gas and Electric Company and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 27, 2014

MGE Energy, Inc.

Consolidated Statements of Income

(In thousands, except per share amounts)

	For the years ended December 31,
	2013	2012	2011
Operating Revenues:
Regulated electric revenues	$403,957	$392,365	$375,858
Regulated gas revenues	181,462	139,727	165,271
Nonregulated revenues	5,468	9,231	5,253
Total Operating Revenues	590,887	541,323	546,382

Operating Expenses:
Fuel for electric generation	46,062	46,499	50,819
Purchased power	80,830	73,842	64,085
Cost of gas sold	107,315	78,156	99,465
Other operations and maintenance	171,248	172,996	165,859
Depreciation and amortization	38,838	38,707	40,942
Other general taxes	18,607	18,360	17,344
Total Operating Expenses	462,900	428,560	438,514
Operating Income	127,987	112,763	107,868

Other income, net	10,701	10,069	9,214
Interest expense, net	(18,924)	(19,467)	(20,162)
Income before income taxes	119,764	103,365	96,920
Income tax provision	(44,859)	(38,919)	(35,992)
Net Income	$74,905	$64,446	$60,928

Earnings Per Share of Common Stock
(basic and diluted)	$2.16	$1.86	$1.76

Dividends per share of common stock	$1.07	$1.04	$1.01

Weighted Average Shares Outstanding
(basic and diluted)	34,668	34,668	34,668
The accompanying notes are an integral part of the above consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Comprehensive Income

(In thousands)

	For the years ended December 31,
	2013	2012	2011
Net Income	$74,905	$64,446	$60,928
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities, net of
tax ($189, $12, and $10)	283	(18)	(15)
Reclassification of realized gain on available-for-sale
securities, net of tax ($-, $-, and $10)	-	-	(15)
Comprehensive Income	$75,188	$64,428	$60,898
The accompanying notes are an integral part of the above consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	For the years ended December 31,
	2013	2012	2011
Operating Activities:
Net income	$74,905	$64,446	$60,928
Items not affecting cash:
Depreciation and amortization	38,838	38,707	40,942
Deferred income taxes	38,365	44,797	33,698
Provision for doubtful receivables	2,448	2,498	2,312
Employee benefit plan expenses	13,303	18,353	13,703
Equity earnings in ATC	(9,434)	(9,079)	(8,615)
Other items	117	1,283	1,616
Changes in working capital items:
Receivable - margin account	1,444	3,726	(2,609)
Trade and other receivables	(3,827)	(6,208)	173
Inventories	2,488	1,457	7,438
Unbilled revenues	(3,720)	(2,508)	3,466
Prepaid taxes	414	2,731	245
Other current assets	1,070	367	538
Accounts payable	858	(272)	2,055
Other current liabilities	6,271	425	(4,300)
Dividend income from ATC	7,404	7,146	6,728
Cash contributions to pension and other postretirement plans	(34,765)	(28,857)	(23,670)
Debt make-whole premium	(6,757)	-	-
Other noncurrent items, net	10,845	6,992	(3,876)
Cash Provided by Operating Activities	140,267	146,004	130,772
Investing Activities:
Capital expenditures	(119,047)	(98,435)	(65,176)
Capital contributions to investments	(1,660)	(2,419)	(1,008)
Purchase of investment - land	(10)	(3)	(2,152)
Other	(1,205)	(496)	1,985
Cash Used for Investing Activities	(121,922)	(101,353)	(66,351)
Financing Activities:
Cash dividends paid on common stock	(37,107)	(35,951)	(35,026)
Repayment of long-term debt	(43,012)	(30,668)	(2,500)
Issuance of long-term debt	85,000	28,000	30,000
Decrease in short-term debt	-	-	(22,500)
Other	(770)	(844)	(336)
Cash Provided by (Used for) Financing Activities	4,111	(39,463)	(30,362)
Change in Cash and Cash Equivalents:	22,456	5,188	34,059
Cash and cash equivalents at beginning of period	46,357	41,169	7,110
Cash and cash equivalents at end of period	$68,813	$46,357	$41,169
Supplemental disclosures of cash flow information:
Interest paid	$17,991	$19,499	$19,788
Income taxes paid	$8,046	$3,544	$5,537
Income taxes received	$(1,339)	$(12,536)	$(4,370)
Significant noncash investing activities:
Accrued capital expenditures	$9,892	$10,317	$684
The accompanying notes are an integral part of the above consolidated financial statements.

MGE Energy, Inc.

Consolidated Balance Sheets

(In thousands)

	At December 31,
ASSETS	2013	2012
Current Assets:
Cash and cash equivalents	$68,813	$46,357
Accounts receivable, less reserves of $4,219 and $3,885, respectively	44,890	41,386
Other accounts receivable, less reserves of $750 and $931, respectively	5,352	6,746
Unbilled revenues	31,982	28,262
Materials and supplies, at average cost	16,662	16,997
Fossil fuel	5,206	6,367
Stored natural gas, at average cost	13,988	14,980
Prepaid taxes	19,106	19,520
Regulatory assets - current	6,377	10,327
Deferred income taxes	-	23,483
Other current assets	8,225	8,512
Total Current Assets	220,601	222,937
Other long-term receivables	2,193	1,102
Regulatory assets	107,166	218,853
Pension and other postretirement benefits	15,071	-
Other deferred assets and other	5,853	5,973
Property, Plant, and Equipment:
Property, plant, and equipment, net	1,018,809	975,053
Construction work in progress	141,415	98,411
Total Property, Plant, and Equipment	1,160,224	1,073,464
Investments	67,952	64,595
Total Assets	$1,579,060	$1,586,924

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$4,102	$3,013
Accounts payable	43,684	43,518
Accrued interest and taxes	5,661	4,296
Accrued payroll related items	10,731	10,063
Deferred income taxes	1,711	-
Regulatory liabilities - current	13,538	-
Derivative liabilities	7,750	9,270
Other current liabilities	9,489	5,637
Total Current Liabilities	96,666	75,797
Other Credits:
Deferred income taxes	284,791	270,410
Investment tax credit - deferred	1,413	1,520
Regulatory liabilities	19,792	24,538
Accrued pension and other postretirement benefits	49,184	162,835
Derivative liabilities	57,930	63,320
Other deferred liabilities and other	52,360	50,584
Total Other Credits	465,470	573,207
Capitalization:
Common shareholders' equity:
Common Stock - $1 par value - 50,000 shares authorized;
34,668 shares issued and outstanding	34,668	34,668
Additional paid-in capital	316,268	316,268
Retained earnings	266,197	228,399
Accumulated other comprehensive income, net of tax	377	94
Total Common Shareholders' Equity	617,510	579,429
Long-term debt	399,414	358,491
Total Capitalization	1,016,924	937,920
Commitments and contingencies (see Footnote 18)	-	-
Total Liabilities and Capitalization	$1,579,060	$1,586,924
The accompanying notes are an integral part of the above consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Common Equity

(In thousands, except per share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Total

	Shares	Value
2011
Beginning balance - December 31, 2010	34,668	$34,668	$316,268	$174,002	$142	$525,080
Net income				60,928		60,928
Other comprehensive income/(loss)					(30)	(30)
Common stock dividends declared
($1.01 per share)				(35,026)		(35,026)
Ending balance - December 31, 2011	34,668	$34,668	$316,268	$199,904	$112	$550,952

2012
Net income				64,446		64,446
Other comprehensive income/(loss)					(18)	(18)
Common stock dividends declared
($1.04 per share)				(35,951)		(35,951)
Ending balance - December 31, 2012	34,668	$34,668	$316,268	$228,399	$94	$579,429

2013
Net income				74,905		74,905
Other comprehensive income/(loss)					283	283
Common stock dividends declared
($1.07 per share)				(37,107)		(37,107)
Ending balance - December 31, 2013	34,668	$34,668	$316,268	$266,197	$377	$617,510
The accompanying notes are an integral part of the above consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Income

(In thousands)

	For the years ended December 31,
	2013	2012	2011
Operating Revenues:
Regulated electric revenues	$403,980	$392,365	$375,858
Regulated gas revenues	181,477	139,727	165,271
Nonregulated revenues	5,468	9,231	5,253
Total Operating Revenues	590,925	541,323	546,382

Operating Expenses:
Fuel for electric generation	46,070	46,499	50,819
Purchased power	80,844	73,842	64,085
Cost of gas sold	107,330	78,156	99,465
Other operations and maintenance	170,498	171,965	164,903
Depreciation and amortization	38,834	38,707	40,942
Other general taxes	18,607	18,360	17,344
Income tax provision	41,519	35,334	32,287
Total Operating Expenses	503,702	462,863	469,845
Operating Income	87,223	78,460	76,537

Other Income and Deductions:
AFUDC - equity funds	3,140	1,731	413
Equity in earnings in ATC	9,434	9,079	8,615
Income tax provision	(4,303)	(4,101)	(3,752)
Other deductions, net	(18)	(263)	(321)
Total Other Income and Deductions	8,253	6,446	4,955
Income before interest expense	95,476	84,906	81,492

Interest Expense:
Interest on long-term debt	20,087	20,386	20,634
Other interest, net	(21)	(82)	(226)
AFUDC - borrowed funds	(1,035)	(704)	(168)
Net Interest Expense	19,031	19,600	20,240
Net Income	$76,445	$65,306	$61,252
Less Net Income Attributable to Noncontrolling Interest, net of tax	(27,438)	(24,489)	(23,970)
Net Income Attributable to MGE	$49,007	$40,817	$37,282
The accompanying notes are an integral part of the above consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Comprehensive Income

(In thousands)

	For the years ended December 31,
	2013	2012	2011
Net Income	$76,445	$65,306	$61,252
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities, net of
tax ($126, $29, and $7)	188	(43)	(9)
Reclassification of realized gain on available-for-sale
securities, net of tax ($-, $-, and $10)	-	-	(15)
Comprehensive Income	$76,633	$65,263	$61,228
Less: Comprehensive Income Attributable to Noncontrolling
Interest, net of tax	(27,438)	(24,489)	(23,970)
Comprehensive Income Attributable to MGE	$49,195	$40,774	$37,258
The accompanying notes are an integral part of the above consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Cash Flows

(In thousands)

	For the years ended December 31,
	2013	2012	2011
Operating Activities:
Net income	$76,445	$65,306	$61,252
Items not affecting cash:
Depreciation and amortization	38,834	38,707	40,942
Deferred income taxes	37,462	44,112	32,773
Provision for doubtful receivables	2,448	2,498	2,312
Employee benefit plan expenses	13,303	18,353	13,703
Equity earnings in ATC	(9,434)	(9,079)	(8,615)
Other items	651	1,813	2,172
Changes in working capital items:
Receivable - margin account	1,444	3,726	(2,609)
Trade and other receivables	(3,699)	(7,219)	1,183
Inventories	2,488	1,457	7,438
Unbilled revenues	(3,720)	(2,508)	3,466
Prepaid taxes	(373)	(1,584)	(477)
Other current assets	1,074	366	536
Accounts payable	126	(1,658)	4,214
Accrued interest and taxes	2,065	211	(3,741)
Other current liabilities	2,975	(714)	(4,027)
Dividend income from ATC	7,404	7,146	6,728
Cash contributions to pension and other postretirement plans	(34,765)	(28,857)	(23,670)
Debt make-whole premium	(6,757)	-	-
Other noncurrent items, net	10,713	6,696	(3,897)
Cash Provided by Operating Activities	138,684	138,772	129,683
Investing Activities:
Capital expenditures	(119,047)	(98,435)	(65,176)
Capital contributions to investments	(1,420)	(2,140)	(888)
Other	(130)	(508)	342
Cash Used for Investing Activities	(120,597)	(101,083)	(65,722)
Financing Activities:
Cash dividends paid to parent by MGE	(25,000)	(20,404)	(26,648)
Distributions to parent from noncontrolling interest	(27,365)	(23,500)	(52,500)
Equity contribution received by noncontrolling interest	1,420	2,130	888
Repayment of long-term debt	(43,012)	(30,668)	(2,500)
Issuance of long-term debt	85,000	28,000	30,000
Decrease in short-term debt	-	-	(3,500)
Other	(672)	(795)	(297)
Cash Used for Financing Activities	(9,629)	(45,237)	(54,557)
Change in Cash and Cash Equivalents:	8,458	(7,548)	9,404
Cash and cash equivalents at beginning of period	6,350	13,898	4,494
Cash and cash equivalents at end of period	$14,808	$6,350	$13,898
Supplemental disclosures of cash flow information:
Interest paid	$17,991	$19,499	$19,731
Income taxes paid	$144	$44	$28
Income taxes received	$-	$(448)	$(10)
Significant noncash investing activities:
Accrued capital expenditures	$9,892	$10,317	$684
The accompanying notes are an integral part of the above consolidated financial statements.

Madison Gas and Electric Company

Consolidated Balance Sheets

(In thousands)

	At December 31,
ASSETS	2013	2012
Current Assets:
Cash and cash equivalents	$14,808	$6,350
Accounts receivable, less reserves of $4,219 and $3,885, respectively	44,890	41,386
Affiliate receivables	534	634
Other accounts receivable, less reserves of $750 and $931, respectively	5,274	6,732
Unbilled revenues	31,982	28,262
Materials and supplies, at average cost	16,662	16,997
Fossil fuel	5,206	6,367
Stored natural gas, at average cost	13,988	14,980
Prepaid taxes	23,934	23,561
Regulatory assets - current	6,377	10,327
Deferred income taxes	-	23,305
Other current assets	8,197	8,488
Total Current Assets	171,852	187,389
Affiliate receivable long-term	5,825	6,354
Regulatory assets	107,166	218,853
Pension and other postretirement benefits	15,071	-
Other deferred assets and other	6,138	6,540
Property, Plant, and Equipment:
Property, plant, and equipment, net	1,017,877	974,549
Construction work in progress	141,415	98,411
Total Property, Plant, and Equipment	1,159,292	1,072,960
Investments	65,299	61,555
Total Assets	$1,530,643	$1,553,651

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$4,102	$3,013
Accounts payable	43,684	43,517
Affiliate payables	34	767
Accrued interest and taxes	6,040	4,248
Accrued payroll related items	10,731	10,063
Deferred income taxes	2,723	-
Regulatory liabilities - current	13,538	-
Derivative liabilities	7,750	9,270
Other current liabilities	6,412	4,491
Total Current Liabilities	95,014	75,369
Other Credits:
Deferred income taxes	279,085	266,231
Investment tax credit - deferred	1,413	1,520
Regulatory liabilities	19,792	24,538
Accrued pension and other postretirement benefits	49,184	162,835
Derivative liabilities	57,930	63,320
Other deferred liabilities and other	52,357	50,581
Total Other Credits	459,761	569,025
Capitalization:
Common shareholder's equity:
Common Stock - $1 par value - 50,000 shares authorized; 17,348 shares outstanding	17,348	17,348
Additional paid-in capital	192,417	192,417
Retained earnings	247,534	223,527
Accumulated other comprehensive income, net of tax	192	4
Total Common Shareholder's Equity	457,491	433,296
Noncontrolling interest	118,963	117,470
Total Equity	576,454	550,766
Long-term debt	399,414	358,491
Total Capitalization	975,868	909,257
Commitments and contingencies (see Footnote 18)	-	-
Total Liabilities and Capitalization	$1,530,643	$1,553,651
The accompanying notes are an integral part of the above consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Common Equity

(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Non- Controlling Interest	Total

	Shares	Value
2011
Beginning balance - December 31, 2010	17,348	$17,348	$192,417	$192,480	$71	$141,993	$544,309
Net income				37,282		23,970	61,252
Other comprehensive income/(loss)					(24)		(24)
Cash dividends paid to parent by MGE				(26,648)			(26,648)
Equity contribution received by
noncontrolling interest						888	888
Distributions to parent from
noncontrolling interest						(52,500)	(52,500)
Ending balance - December 31, 2011	17,348	$17,348	$192,417	$203,114	$47	$114,351	$527,277

2012
Net income				40,817		24,489	65,306
Other comprehensive income/(loss)					(43)		(43)
Cash dividends paid to parent by MGE				(20,404)			(20,404)
Equity contribution received by
noncontrolling interest						2,130	2,130
Distributions to parent from
noncontrolling interest						(23,500)	(23,500)
Ending balance - December 31, 2012	17,348	$17,348	$192,417	$223,527	$4	$117,470	$550,766

2013
Net income				49,007		27,438	76,445
Other comprehensive income/(loss)					188		188
Cash dividends paid to parent by MGE				(25,000)			(25,000)
Equity contribution received by
noncontrolling interest						1,420	1,420
Distributions to parent from
noncontrolling interest						(27,365)	(27,365)
Ending balance - December 31, 2013	17,348	$17,348	$192,417	$247,534	$192	$118,963	$576,454
The accompanying notes are an integral part of the above consolidated financial statements.

Notes to Consolidated Financial Statements

December 31, 2013, 2012, and 2011

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

On December 20, 2013, MGE Energy's Board of Directors declared a three-for-two stock split of MGE Energy's common stock in the form of a stock dividend. The additional shares were distributed February 7, 2014 to all shareholders of record as of January 24, 2014. All shares and per share data provided in this report give effect to this stock split.

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

Wholly owned subsidiaries of MGE Energy include CWDC, MAGAEL, MGE Construct, MGE Power, NGV Fueling Services, and North Mendota. MGE Power owns 100% of MGE Power Elm Road and MGE Power West Campus. MGE Power and its subsidiaries are part of MGE Energy's nonregulated energy operations, which were formed to own and lease electric generation projects to assist MGE.

MGE Energy and MGE consolidate variable interest entities (VIEs) for which it is the primary beneficiary. Variable interest entities are legal entities that possess any of the following characteristics: equity investors who have an insufficient amount of equity at risk to finance their activities, equity owners who do not have the power to direct the significant activities of the entity (or have voting rights that are disproportionate to their ownership interest), or equity holders who do not receive expected losses or returns significant to the VIE. If MGE Energy or MGE is not the primary beneficiary and an ownership interest is held, the VIE is accounted for under the equity method of accounting. When assessing the determination of the primary beneficiary, all relevant facts and circumstances are considered, including: the power, through voting or similar rights, to direct the activities of the VIE that most significantly impact the VIE's economic performance and the obligation to absorb the expected losses and/or the right to receive the expected returns of the VIE. Ongoing reassessments of all VIEs are performed to determine if the primary beneficiary status has changed. MGE has consolidated MGE Power Elm Road and MGE Power West Campus. Both entities are VIEs. MGE is considered the primary beneficiary of these entities as a result of contractual agreements. See Footnote 2 for more discussion of these entities.

The consolidated financial statements reflect the application of certain accounting policies described in this note. All significant intercompany accounts and transactions have been eliminated in consolidation.

c.

Use of Estimates - MGE Energy and MGE.

In order to prepare consolidated financial statements in conformity with GAAP, management must make estimates and assumptions. These estimates could affect reported amounts of assets, liabilities, and disclosures at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from management's estimates.

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

Receivable – Margin Account - MGE Energy and MGE.

Cash amounts held by counterparties as margin for certain financial transactions are recorded as receivable – margin account. The balance is shown net of any collateral posted against derivative positions. As of December 31, 2013, there was $0.2 million collateral posted against derivative positions. As of December 31, 2012, there was no collateral posted against derivative positions. Changes in this cash account are considered cash flows from operating activities to match with the costs being hedged. The costs being hedged are fuel for electric generation, purchased power, and cost of gas sold.

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

MGE is obligated to provide service to all electric and gas customers within its franchised territories. MGE's franchised electric territory includes a 316 square-mile area in Dane County, Wisconsin, and MGE's franchised gas territory includes a service area covering 1,649 square-miles in Wisconsin. MGE manages this concentration and the related credit risk through its credit and collection policies, which are consistent with state regulatory requirements.

g.

Inventories - MGE Energy and MGE.

Inventories consist of natural gas in storage, fossil fuels, materials and supplies, SO2 allowances, and renewable energy credits (RECs). MGE values natural gas in storage, fossil fuels, and materials and supplies using average cost.

SO2 emission allowances are included in inventory and are recorded at weighted average cost. These allowances are charged to fuel expense as they are used in operations. MGE's emission allowance balances as of December 31, 2013 and 2012, were $0.1 million.

REC allowances are included in inventory and are recorded based on specific identification. These allowances are charged to purchase power expense as they are used in operations. MGE's REC allowance balances as of December 31, 2013 and 2012, were $0.6 million and $0.5 million, respectively.

h.

Regulatory Assets and Liabilities - MGE Energy and MGE.

Regulatory assets and regulatory liabilities are recorded consistent with regulatory treatment. Regulatory assets represent costs which are deferred due to the probable future recovery from customers through regulated rates. Regulatory liabilities represent the excess recovery of costs or accrued credits which were deferred because MGE believes it is probable such amounts will be returned to customers through future regulated rates. Regulatory assets and liabilities are amortized in the consolidated statements of income consistent with the recovery or refund included in customer rates. MGE believes that it is probable that its recorded regulatory assets and liabilities will be recovered and refunded, respectively, in future rates. See Footnote 6 for further information.

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

Property, Plant, and Equipment - MGE Energy and MGE.

Property, plant, and equipment is recorded at original cost. Cost includes indirect costs consisting of payroll taxes, pensions, postretirement benefits, other fringe benefits, and administrative and general costs. Also, included in the cost is AFUDC for utility property and capitalized interest for nonregulated property. Additions for significant replacements of property are charged to property, plant, and equipment at cost; and minor items are charged to maintenance expense. Depreciation rates on utility property are approved by the PSCW, based on the estimated economic lives of property, and include estimates for salvage value and removal costs. Removal costs of utility property, less any salvage value, are adjusted through regulatory liabilities. Depreciation rates on nonregulated property are based on the estimated economic lives of the property. See Footnote 3 for further information.

Provisions at composite straight-line depreciation rates approximate the following percentages for the cost of depreciable property:

	2013	2012	2011
Electric	2.7%	2.9%	3.2%
Gas	1.7%	1.7%	1.6%
Nonregulated	2.3%	2.3%	2.3%

k.

Asset Retirement Obligations - MGE Energy and MGE.

MGE Energy and MGE are required to record a liability for the fair value of an ARO to be recognized in the period in which it is incurred if it can be reasonably estimated. The offsetting associated asset retirement costs are capitalized as a long-lived asset and depreciated over the asset's useful life. The expected present value technique used to calculate the fair value of ARO liabilities includes assumptions about costs, probabilities, settlement dates, interest accretion, and inflation. Revisions to the assumptions, including the timing or amount of expected asset retirement costs, could result in increases or decreases to the AROs. All asset retirement obligations are recorded as other long-term liabilities on our balance sheets. MGE has regulatory treatment and recognizes regulatory assets or liabilities for the timing differences between when we recover legal AROs in rates and when we would recognize these costs. See Footnote 19 for further information.

l.

Repairs and Maintenance Expense - MGE Energy and MGE.

MGE utilizes the direct expensing method for planned major maintenance projects. Under this method, MGE expenses all costs associated with major planned maintenance activities as incurred.

m.

Purchased Gas Adjustment Clause - MGE Energy and MGE.

MGE's natural gas rates are subject to a fuel adjustment clause designed to recover or refund the difference between the actual cost of purchased gas and the amount included in rates. Differences between the amounts billed to customers and the actual costs recoverable are deferred and recovered or refunded in future periods by means of prospective monthly adjustments to rates. At December 31, 2013, MGE had over collected $1.7 million. At December 31, 2012, MGE had under collected $0.1 million. These amounts are netted in other current liabilities on the consolidated balance sheet.

n.

Revenue Recognition - MGE Energy and MGE.

Operating revenues are recorded as service is rendered or energy is delivered to customers. Meters are read on a systematic basis throughout the month based on established meter-reading schedules. At the end of the month, MGE accrues an estimate for the unbilled amount of energy delivered to customers. The unbilled revenue estimate is based on daily system demand volumes, weather factors, estimated line losses, estimated customer usage by class, and applicable customer rates.

o.

Utility Cost Recovery - MGE Energy and MGE.

MGE's rates include a provision for fuel costs. The PSCW allows Wisconsin utilities to defer electric fuel-related costs, less excess revenues, that fall outside a symmetrical cost tolerance band. Any over/under recovery of the actual costs is determined on an annual basis and will be adjusted in future billings to electric retail customers. Such deferred amounts will be recognized in "Purchased Power Expense" in MGE Energy's and MGE's income statement each period. The cumulative effects of these deferred amounts will be recorded in "Regulatory assets" or "Regulatory liabilities" on MGE Energy's and MGE's consolidated balance sheets until they are reflected in future billings to customers. See Footnote 17.b. for further information regarding the regulatory rules applicable to the recovery of electric fuel costs.

p.

Allowance for Funds Used During Construction - MGE Energy and MGE.

Allowance for funds used during construction is included in utility plant accounts and represents the cost of borrowed funds used during plant construction and a return on shareholders' capital used for construction purposes. In the consolidated income statements, the cost of borrowed funds (AFUDC-debt) is presented as an offset to interest expense and the return on shareholders' capital (AFUDC-equity funds) is shown as an item within other income. For both 2012 and 2011, as approved by the PSCW, MGE capitalized AFUDC-debt and equity on 50% of applicable average construction work in progress at 8.36%. For 2013, MGE capitalized AFUDC-debt and equity on 50% of applicable average construction work in progress at 8.21%. For both 2012 and 2011, MGE received specific approval to recover 100% AFUDC on certain environmental costs for Columbia and 50% in 2013. Although the allowance does not represent current cash income, it is recovered under the ratemaking process over the service lives of the related properties. See Footnote 20 for further information regarding Columbia AFUDC.

q.

Investments - MGE Energy and MGE.

Investments in limited liability companies that have specific ownership accounts in which MGE Energy or MGE's ownership interest is more than minor are accounted for using the equity method. All other investments are carried at fair value or at cost, as appropriate. See Footnote 4 for further information.

r.

Capitalized Software Costs - MGE Energy and MGE.

Property, plant, and equipment includes the capitalized costs of internal use software totaling $20.9 million and $14.5 million at December 31, 2013 and 2012, respectively. During 2013 and 2012, MGE recorded $1.5 million and $1.3 million, respectively, of amortization expense related to these costs. These costs are amortized on a straight-line basis over the estimated useful lives of the assets. For internal use software, the useful lives range from five to ten years.

s.

Impairment of Long-Lived Assets - MGE Energy and MGE.

MGE reviews plant and equipment and other property for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. MGE's policy for determining when long-lived assets are impaired is to recognize an impairment loss if the sum of the expected future cash flows (undiscounted and without interest charges) from an asset are less than the carrying amount of that asset. If an impairment loss is recognized, the amount that will be recorded will be measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. There is no impairment of long-lived assets at December 31, 2013, 2012, and 2011.

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

Subsequent recognition, derecognition, and measurement is based on management's best judgment given the facts, circumstances, and information available at the reporting date.

Regulatory and accounting principles have resulted in a regulatory liability related to income taxes. Excess deferred income taxes result from past taxes provided at rates higher than current rates. The income tax regulatory liability and deferred investment tax credit reflect the revenue requirement associated with the return of these tax benefits to customers.

Investment tax credits from regulated operations are amortized over related property service lives.

Excise taxes

MGE Energy, through its utility operations, pays a state license fee tax in lieu of property taxes on property used in utility operations. License fee tax is calculated as a percentage of adjusted operating revenues of the prior year. The electric tax rate is 3.19% for retail sales and 1.59% for sales of electricity for resale by the purchaser. The tax rate on sales of natural gas is 0.97%. The tax is required to be estimated and prepaid in the year prior to its computation and expensing. License fee tax expense, included in other general taxes, was $13.8 million, $13.5 million, and $12.9 million for the years ended December 31, 2013, 2012, and 2011, respectively.

Operating income taxes, including tax credits and license fee tax are included in rates for utility related items.

u.

Share-Based Compensation - MGE Energy and MGE.

Under two separate incentive plans, eligible participants, including employees and non-employee directors, may receive performance units that entitle the holder to receive a cash payment equal to the value of a designated number of shares of MGE Energy's common stock, plus dividend equivalent payments thereon, at the end of the set performance period. Under the plans, these awards are subject to a prescribed vesting schedule and must be settled in cash. Accordingly, no new shares of common stock are issued in connection with the plans.

MGE Energy and MGE initially measure the cost of the employee or director services received in exchange for a performance unit award based on the current market value of MGE Energy common stock. The fair value of the award is subsequently re-measured at each reporting date through the settlement date. Changes in fair value during the requisite period are recognized as compensation cost over that period.

See Footnote 14 for additional information regarding the plans.

v.

Treasury Stock - MGE Energy.

Treasury shares are recorded at cost. Any shares of common stock repurchased are held as treasury shares unless cancelled or reissued. No treasury shares are held as of December 31, 2013.

w.

Comprehensive Income - MGE Energy and MGE.

Total comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to shareholders. Comprehensive income is reflected in the consolidated statements of comprehensive income.

x.

Derivative and Hedging Instruments - MGE Energy and MGE.

As part of regular operations, MGE enters into contracts, including options, swaps, futures, forwards, and other contractual commitments, to manage its exposure to interest rates, commodity prices, and gas revenues. MGE recognizes all derivatives in the consolidated balance sheets at fair value, with changes in the fair value of derivative instruments to be recorded in current earnings or deferred in accumulated other comprehensive income (loss), depending on whether a derivative is designated as, and is effective as, a hedge and on the type of hedge transaction. Derivative activities are in accordance with the company's risk management policy.

If the derivative qualifies for regulatory deferral, the derivatives are marked to fair value and any resulting loss or gain is offset with a corresponding regulatory asset or liability. Cash flows from such derivative instruments are classified on a basis consistent with the nature of the underlying hedged item.

61

2.

Variable Interest Entities - MGE Energy and MGE.

a.

MGE Power Elm Road.

MGE Power Elm Road is not a subsidiary of MGE; however, it has been consolidated in the financial statements of MGE. MGE Power Elm Road was created for the purpose of owning new generating assets. Its sole principal assets are an undivided ownership interest in two coal-fired generating plants located in Oak Creek, Wisconsin, which it leases to MGE pursuant to long-term leases. Based on the nature and terms of the contractual agreements, MGE is expected to absorb a majority of the expected losses, residual value, or both, associated with the ownership of MGE Power Elm Road and therefore holds a variable interest in MGE Power Elm Road, even though it has no equity interest in MGE Power Elm Road. MGE Energy and MGE consolidate VIEs for which they are the primary beneficiary. MGE has the power to direct the activities that most significantly impact the Elm Road Units' economic performance and is also the party most closely associated with MGE Power Elm Road. As a result, MGE is the primary beneficiary. At December 31, MGE has included the following significant accounts on its consolidated balance sheet related to its interest in this VIE:

(In thousands)	2013	2012
Property, plant, and equipment, net	$182,657	$185,020
Construction work in progress	1,115	1,440
Deferred income tax asset - current	219	30,842
Deferred income tax liability	34,141	56,434
Long-term debt	70,639	73,306
Noncontrolling interest	69,876	69,803

Long-term debt consists of $70.6 million of senior secured notes that require that MGE Power Elm Road maintain a projected and actual debt service coverage ratio at the end of any calendar quarter of not less than 1.25 to 1.00 for the trailing 12-month period. The debt is secured by a collateral assignment of lease payments that MGE is making to MGE Power Elm Road for use of the Elm Road Units pursuant to the related long-term leases. As of December 31, 2013, MGE Power Elm Road is in compliance with the covenant requirements.

MGE has been and will continue to recover in rates the lease payments made to MGE Power Elm Road. MGE received approval from the PSCW to collect in rates the carrying costs incurred by MGE Power Elm Road. The total carrying costs on the Elm Road Units is $62.5 million. MGE is collecting carrying costs in rates over a six year period that began in 2010. Of these costs, $17.0 million relates to the capitalized interest and the debt portion of the units. These costs will be recognized over the period in which the generating units will be depreciated. The remaining $45.5 million represents the equity portion and is being recognized over the period allowed for recovery in rates.

b.

MGE Power West Campus.

MGE Power West Campus is not a subsidiary of MGE; however, it has been consolidated in the financial statements of MGE. MGE Power West Campus was created for the purpose of owning new generating assets. Its sole principal asset is the WCCF, which it leases to MGE pursuant to a long-term lease. MGE is responsible for operation of the plant during the term of the lease. Based on the nature and terms of these contractual relationships, MGE absorbs a majority of the expected losses, residual value, or both, associated with the ownership and operation of the WCCF and therefore holds a variable interest in MGE Power West Campus, even though it has no equity interest in MGE Power West Campus. MGE has the power to direct the activities that most significantly impact WCCF's economic performance and is also the party most closely associated with MGE Power West Campus. As a result, MGE is the primary beneficiary.

At December 31, MGE has included the following significant accounts on its consolidated balance sheet related to its interest in this VIE:

(In thousands)	2013	2012
Property, plant, and equipment, net	$89,564	$90,339
Affiliate receivables	6,767	6,912
Accrued interest and taxes	4,888	3,327
Deferred income taxes	23,154	21,410
Long-term debt	49,653	50,000
Noncontrolling interest	29,089	30,682

Long-term debt consists of $49.7 million of senior secured notes that require that MGE Power West Campus maintain a projected debt service coverage ratio of not less than 1.25 to 1.00 and debt to total capitalization ratio of not more than .65 to 1.00. The debt is secured by a collateral assignment of lease payments that MGE is making to MGE Power West Campus for use of the cogeneration facility pursuant to the long-term lease. As of December 31, 2013, MGE Power West Campus is in compliance with the covenant requirements.

MGE has been and will continue to recover lease payments made to MGE Power West Campus in rates. Also, MGE received approval from the PSCW to collect approximately $12.1 million in carrying costs incurred by MGE Power West Campus during construction of the facility. The carrying costs are being recovered in rates over a 10 year period that started in 2005.

c.

Other Variable Interest Entities.

MGE has a variable interest in entities through purchase power agreements relating to purchased energy from the facilities. As of December 31, 2013 and 2012, MGE had 61 megawatts and 65 megawatts, respectively, of capacity available under these agreements. MGE evaluated the variable interest entities for possible consolidation. The interest holder is considered the primary beneficiary of the entity and is required to consolidate the entity if the interest holder has the power to direct the activities that most significantly impact the economics of the variable interest entity. MGE examined qualitative factors such as the length of the remaining term of the contracts compared with the remaining lives of the plants, who has the power to direct the operations and maintenance of the facilities, and other factors, and determined MGE is not the primary beneficiary of the variable interest entities. There is not a significant potential exposure to loss as a result of involvement with these variable interest entities.

3.

Property, Plant, and Equipment - MGE Energy and MGE.

Property, plant, and equipment consisted of the following at December 31:

	MGE Energy		MGE
(In thousands)	2013	2012	2013	2012
Utility:
Electric	$953,290	$912,273	$953,307	$912,289
Gas	351,694	332,767	351,705	332,779
Total utility plant	1,304,984	1,245,040	1,305,012	1,245,068
Less: Accumulated depreciation and amortization	560,066	546,483	560,066	546,483
In-service utility plant, net	744,918	698,557	744,946	698,585
Nonregulated:
Nonregulated	311,742	308,043	310,745	307,511
Less: Accumulated depreciation and amortization	37,851	31,547	37,814	31,547
In-service nonregulated plant, net	273,891	276,496	272,931	275,964
Construction work in progress:
Utility construction work in progress	140,301	96,863	140,301	96,863
Nonregulated construction work in progress	1,114	1,548	1,114	1,548
Total property, plant, and equipment	$1,160,224	$1,073,464	$1,159,292	$1,072,960

MGE's utility plant is subject to the lien of its Indenture of Mortgage and Deed of Trust. As of December 31, 2013, there was $1.2 million of bonds outstanding under that indenture. See Footnote 9 for further discussion of the mortgage indenture.

63

4.

Investments - MGE Energy and MGE.

a.

Equity Method Investments, Available for Sale Securities, and Other Investments.

	MGE Energy		MGE
(In thousands)	2013	2012	2013	2012
Available for sale securities:
Cost basis	$1,736	$1,575	$490	$490
Gross unrealized gains	629	161	321	10
Gross unrealized losses	-	(3)	-	(3)
Fair value	2,365	1,733	811	497
Equity method investments:
ATC	64,488	61,038	64,488	61,038
Other	1,099	20	-	20
Total equity method investments	65,587	61,058	64,488	61,058
Other investments	-	1,804	-	-
Total	$67,952	$64,595	$65,299	$61,555

MGE Energy's and MGE's available for sale securities represent publicly traded securities and private equity investments in common stock of companies in various industries.

During the year ended December 31, certain investments were liquidated. As a result of these liquidations, MGE Energy and MGE received the following:

	MGE Energy			MGE
(In thousands)	2013	2012	2011	2013	2012	2011
Cash proceeds	$39	$-	$260	$16	$-	$223
Gain (loss) on sale	2	-	198	(3)	-	171

b.

ATC.

ATC owns and operates electric transmission facilities primarily in Wisconsin. MGE received an interest in ATC when it, like other Wisconsin electric utilities, contributed its electric transmission facilities to ATC as required by Wisconsin law. That interest is presently held by MGE Transco, which is jointly owned by MGE Energy and MGE.

MGE Transco has accounted for its investment in ATC under the equity method of accounting. For the years ended December 31, 2013, 2012, and 2011, MGE Transco recorded equity earnings from the investment in ATC of $9.4 million, $9.1 million, and $8.6 million, respectively. Dividends received from ATC were $7.4 million, $7.1 million, and $6.7 million for the years ended December 31, 2013, 2012, and 2011, respectively. During the years ended December 31, 2013, 2012, and 2011, MGE Transco made $1.4 million, $2.1 million, and $0.9 million, respectively, in capital contributions to ATC. On January 31, 2014, MGE Transco made a $0.5 million capital contribution to ATC.

At December 31, 2013 and 2012, MGE Transco held a 3.6% ownership interest in ATC. MGE Transco's investment balance is different from the amount of the underlying equity in the net assets of ATC. This difference is attributable to the allocation of certain tax impacts related to the initial asset transfer.

At December 31, 2013 and 2012, MGE is the majority owner, and MGE Energy, the holding company, is the minority owner of MGE Transco. MGE Energy's proportionate share of the equity and net income of MGE Transco is classified within the MGE financial statements as noncontrolling interest.

ATC's summarized financial data for the years ended December 31, 2013, 2012, and 2011 is as follows:

(In thousands)
Income statement data for the year ended December 31,	2013	2012	2011
Operating revenues	$626,336	$603,254	$567,174
Operating expenses	(295,069)	(280,999)	(261,568)
Other income (expense)	831	(2,533)	(1,332)
Interest expense, net	(84,484)	(82,296)	(80,359)
Earnings before members' income taxes	$247,614	$237,426	$223,915

Balance sheet data as of December 31,	2013	2012	2011
Current assets	$80,715	$63,134	$58,671
Noncurrent assets	3,509,517	3,274,704	3,053,742
Total assets	$3,590,232	$3,337,838	$3,112,413

Current liabilities	$381,467	$251,541	$298,473
Long-term debt	1,550,000	1,550,000	1,400,005
Other noncurrent liabilities	126,167	95,829	82,647
Members' equity	1,532,598	1,440,468	1,331,288
Total members' equity and liabilities	$3,590,232	$3,337,838	$3,112,413

5.

Joint Plant Ownership - MGE Energy and MGE.

a.

Columbia.

MGE and two other utilities jointly own Columbia, a coal-fired generating facility located in Portage, Wisconsin, which accounts for 31% (245 MW) of MGE's net summer rated capacity. Power from this facility is shared in proportion to each company's ownership interest. MGE has a 22% ownership interest in Columbia. The other owners are WPL, which operates Columbia, and WPSC. MGE's share of fuel, operating, and maintenance expenses for Columbia were $37.5 million, $36.3 million, and $37.1 million for the years ended December 31, 2013, 2012, and 2011, respectively. See Footnote 18 for discussion of MGE's future capital commitments in respect to the environmental projects at Columbia as a result of this ownership interest.

Each owner provides its own financing and reflects its respective portion of facilities and operating costs in its financial statements. MGE's interest in Columbia, included in its gross utility plant in service, and the related accumulated depreciation reserves at December 31 were as follows:

(In thousands)	2013	2012
Utility plant	$123,097	$119,544
Accumulated depreciation	(78,880)	(78,016)
Property, plant, and equipment, net	$44,217	$41,528
Construction work in progress	120,858	59,917
Total property, plant, and equipment	$165,075	$101,445

b.

Elm Road.

MGE Power Elm Road owns an 8.33% ownership interest in each of two 615 MW coal-fired generating units in Oak Creek, Wisconsin, which accounts for 14% (106 MW) of MGE's net summer rated capacity. Unit 1 entered commercial operation on February 2, 2010. Unit 2 entered commercial operation on January 12, 2011. MGE Power Elm Road's sole principal asset is that ownership interest in those generating units. MGE Power Elm Road's interest in the Elm Road Units is leased to MGE pursuant to long-term leases.

The remainder of the ownership interest in the Elm Road Units is held by two other entities, one of which is also responsible for the Units' operation. Each owner provides its own financing and reflects its respective portion of the facility and costs in its financial statements. MGE's share of fuel, operating, and maintenance expenses for the Elm Road Units were $13.4 million, $13.2 million, and $18.0 million for the years ended December 31, 2013, 2012, and 2011, respectively.

MGE Power Elm Road's interest in the portion of the Elm Road Units in-service and the related accumulated depreciation reserves at December 31 were as follows:

(In thousands)	2013	2012
Nonregulated plant	$198,198	$196,146
Accumulated depreciation	(15,541)	(11,126)
Property, plant, and equipment, net	$182,657	$185,020
Construction work in progress	1,115	1,440
Total property, plant, and equipment	$183,772	$186,460

c.

WCCF.

MGE Power West Campus and the UW jointly own the West Campus Cogeneration Facility located on the UW campus in Madison, Wisconsin. MGE Power West Campus owns 55% of the facility and the UW owns 45% of the facility. The UW owns a controlling interest in the chilled-water and steam plants, which are used to meet the growing needs for air-conditioning and steam-heat capacity for the UW campus. MGE Power West Campus owns a controlling interest in the electric generation plant, which is leased and operated by MGE.

Each owner provides its own financing and reflects its respective portion of the facility and operating costs in its financial statements. MGE Power West Campus' interest in WCCF and the related accumulated depreciation reserves at December 31 were as follows:

(In thousands)	2013	2012
Nonregulated plant	$111,268	$110,266
Accumulated depreciation	(21,704)	(19,927)
Property, plant, and equipment, net	$89,564	$90,339

Operating charges are allocated to the UW based on formulas contained in the operating agreement. Under the provisions of this arrangement, the UW is required to reimburse MGE for their allocated portion of fuel and operating expenses. For the years ended December 31, 2013 and 2012, the UW allocated share of fuel and operating costs was $4.9 million. For the year ended December 31, 2011, the UW allocated share of fuel and operating costs was $5.0 million.

6.

Regulatory Assets and Liabilities - MGE Energy and MGE.

The following regulatory assets and liabilities are reflected in MGE's consolidated balance sheet as of December 31:

(In thousands)	2013	2012
Regulatory Assets
Asset retirement obligation	$4,863	$4,608
Debt related costs	11,786	5,468
Derivatives	63,893	72,328
Elm Road	-	2,614
Environmental costs	920	1,154
Pension and OPRB costs	-	1,234
Tax recovery related to AFUDC equity	6,956	5,241
Unfunded pension and other postretirement liability	24,591	134,839
Other	534	1,694
Total regulatory assets	$113,543	$229,180
Regulatory Liabilities
Conservation costs	$455	$455
Deferred fuel savings	13,386	6,163
Elm Road	607	-
Income taxes	2,082	2,346
Non-ARO removal cost	15,182	13,957
Renewable energy credits	574	480
Other	1,044	1,137
Total regulatory liabilities	$33,330	$24,538

MGE expects to recover its regulatory assets and return its regulatory liabilities through rates charged to customers based on PSCW decisions made during the ratemaking process or based on PSCW long-standing policies and guidelines. The adjustments to rates for these regulatory assets and liabilities will occur over the periods either specified by the PSCW or over the corresponding period related to the asset or liability. We believe it is probable that MGE will continue to recover from customers the regulatory assets described above based on prior and current ratemaking treatment for such costs. All regulatory assets for which a cash outflow had been made are earning a return, except for amounts expended for environmental costs.

Asset Retirement Obligation

See Footnote 19 for further discussion.

Debt Related Costs

This balance includes debt issuance costs of extinguished debt and other debt related expenses. The PSCW has allowed rate recovery on unamortized issuance costs for extinguished debt facilities. When the facility replacing the old facility is deemed by the PSCW to be more favorable for the ratepayers, the PSCW will allow rate recovery of any unamortized issuance costs related to the old facility. These amounts are recovered over the term of the new facility.

In 2013, MGE issued long-term debt and used the net proceeds to redeem Medium-Term Notes and partially redeem Senior Notes. Included in the redemption prices were make-whole premiums totalling $6.8 million. The make-whole premiums are treated as a regulatory asset and will be amortized over the life of the long-term debt issued.

Derivatives

MGE has physical and financial contracts that are defined as derivatives. The amounts recorded for the net mark-to-market value of the commodity based contracts is offset with a corresponding regulatory asset or liability because these transactions are part of the PGA or fuel rules clause authorized by the PSCW. A significant portion of the recorded amount is related to a ten-year purchased power agreement that provides MGE with firm capacity and energy during a base term from June 1, 2012, through May 31, 2022. This agreement is accounted for as a derivative contract.

Elm Road

Costs associated with Elm Road are estimated in MGE's rates utilizing escrow accounting and include costs for lease payments, management fees, community impact mitigation, and operating costs. Also, MGE has deferred payments made to MGE Power Elm Road for carrying costs during construction of the facility. MGE is collecting carrying costs in rates over a six year period that began in 2010. All other costs are collected in rates over a one to two year period.

Environmental Costs

MGE has been allowed to defer actual costs on certain environmental matters, including clean up of two landfill sites and legal expenditures pertaining to the response to the EPA Clean Air Act enforcement matter at Columbia. For further discussion of the Columbia Clean Air Act litigation, see Footnote 18.d.

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

Conservation Costs

MGE has received regulatory treatment for certain conservation expenditures. The expenditures are used for demand-side management programs to promote energy efficiency on the customer's premises. Costs for demand-side management programs are estimated in MGE's rates utilizing escrow accounting. The escrow accounting allows the utility to true-up its actual costs incurred and reflect the amount of the true-up in its next rate case filing and amortize the amount over the rate case period. The customer service - conservation escrow was discontinued as of January 1, 2013. These costs are expected to be trued up in MGE's next full base rate case.

Deferred Fuel Savings

The PSCW approved new fuel rules that became effective January 1, 2011. The new rules require the PSCW and Wisconsin utilities to defer electric fuel-related costs that fall outside a symmetrical cost tolerance band. Any over/under recovery of the actual costs is determined on an annual basis and will be adjusted in future billings to electric retail customers. Under the electric fuel rules, MGE is required to defer the benefit of lower costs if the actual fuel rules costs fall outside the lower end of the range and would defer costs, less any excess revenues, if the actual fuel rules costs exceeded the upper end of the range. Excess revenues are defined as revenues in the year in question that provide MGE with a greater return on common equity than authorized by the PSCW in MGE's latest rate order. See Footnote 17.b. for further discussion.

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

Renewable Energy Credits

MGE receives renewable energy credits from certain purchase power agreements. The value of the credits are recorded as inventory and expensed when the credit is redeemed or expired. A regulatory liability has been established for the value of the renewable energy credits included in inventory. In Wisconsin, renewable energy credits expire four years after the year of acquisition.

7.

Common Equity.

a.

Common Stock - MGE Energy and MGE.

On December 20, 2013, MGE Energy's Board of Directors declared a three-for-two stock split of MGE Energy's outstanding shares of common stock, effective in the form of a stock dividend. Shareholders of record at the close of business on January 24, 2014 received one additional share of MGE Energy common stock for every two shares of common stock owned on that date. The additional shares were distributed on February 7, 2014. Shareholders received cash in lieu of any fractional shares of common stock they otherwise would have received in connection with the dividend. All share and per share data provided in this report give effect to this stock split.

MGE Energy sells shares of its common stock through its Stock Plan. Those shares may be newly issued shares or shares that MGE Energy has purchased in the open market for resale to participants in the Stock Plan. All sales under the stock plan are covered by a shelf registration statement that MGE Energy filed with the SEC. For the years ended December 31, 2013 and 2012, MGE Energy did not issue any new shares of common stock under the Stock Plan.

MGE Energy purchases shares on the open market to provide shares to meet obligations to participants in the Stock Plan. The shares are purchased on the open market through a securities broker-dealer and then are reissued under the Stock Plan as needed to meet share delivery requirements. The volume and timing of share repurchases in the open market depends upon the level of dividend reinvestment and optional share purchases being made from time to time by plan participants. As a result, there is no specific maximum number of shares to be repurchased and no specified termination date for the repurchases.

During the years ended December 31, 2013 and 2012, MGE Energy paid $37.1 million (or $1.07 per share) and $36.0 million (or $1.04 per share), respectively, in cash dividends on its common stock. Dividends on common stock at MGE are subject to restrictions imposed by the PSCW and the covenants of MGE's outstanding first mortgage bonds. See Footnote 9 for further discussion of these covenants. During the years ended December 31, 2013 and 2012, MGE paid $25.0 million and $20.4 million, respectively, in cash dividends to MGE Energy.

b.

Preferred Stock - MGE Energy and MGE.

MGE had 1,175,000 shares of $25 par value cumulative preferred stock authorized but unissued at December 31, 2011. In October 2012, MGE amended and restated its existing Restated Articles of Incorporation, which eliminated the previously authorized cumulative preferred stock. There were no shares of cumulative preferred stock authorized, issued, or outstanding at December 31, 2013 and 2012.

c.

Dilutive Shares Calculation - MGE Energy.

MGE Energy does not hold any dilutive securities.

8.

Noncontrolling Interest - MGE.

The noncontrolling interest on MGE's balance sheet at December 31 was as follows:

(In thousands)	2013	2012
MGE Power Elm Road (a)	$69,876	$69,803
MGE Power West Campus (a)	29,089	30,682
MGE Transco (b)	19,998	16,985
Total noncontrolling interest	$118,963	$117,470

The net income attributable to noncontrolling interest, net of tax, for the years ended December 31, 2013, 2012, and 2011 was as follows:

(In thousands)	2013	2012	2011
MGE Power Elm Road (a)	$17,373	$14,837	$14,576
MGE Power West Campus (a)	7,657	7,506	7,501
MGE Transco (b)	2,408	2,146	1,893
Net income attributable to noncontrolling interest, net of tax	$27,438	$24,489	$23,970

(a)

MGE Power Elm Road and MGE Power West Campus are not subsidiaries of MGE; however, they have been consolidated in the consolidated financial statements of MGE (see Footnote 2). MGE Power Elm Road and MGE Power West Campus are 100% owned by MGE Power, and MGE Power is 100% owned by MGE Energy. MGE Energy's proportionate share of the equity and net income (through its wholly owned subsidiary MGE Power) of MGE Power Elm Road and MGE Power West Campus is classified within the MGE financial statements as noncontrolling interest.

(b)

At December 31, 2013, MGE is the majority owner, and MGE Energy is the minority owner, of MGE Transco. MGE Energy's proportionate share of the equity and net income of MGE Transco is classified within the MGE financial statements as noncontrolling interest.

69

9.

Long-Term Debt - MGE Energy and MGE.

a.

Long-Term Debt.

	2013		2012
(In thousands)	MGE Energy	MGE	MGE Energy	MGE
First Mortgage Bonds: (a)
7.70%, 2028 Series	$1,200	$1,200	$1,200	$1,200
Tax Exempt Debt:
3.45%, 2027 Series,
Industrial Development Revenue Bonds	19,300	19,300	19,300	19,300
Medium-Term Notes: (b)
5.26%, due 2017 (d)	-	-	20,000	20,000
5.25%, due 2017	30,000	30,000	30,000	30,000
6.12%, due 2028	20,000	20,000	20,000	20,000
7.12%, due 2032	25,000	25,000	25,000	25,000
6.247%, due 2037	25,000	25,000	25,000	25,000
Total Medium-Term Notes	100,000	100,000	120,000	120,000
Other Long-Term Debt: (c)
5.59%, due 2018 (d),(e)	20,000	20,000	40,000	40,000
3.38%, due 2020 (e)	15,000	15,000	15,000	15,000
3.09%, due 2023 (d),(e)	30,000	30,000	-	-
3.29%, due 2026 (d),(e)	15,000	15,000	-	-
5.68%, due 2033 (f)	29,797	29,797	30,000	30,000
5.19%, due 2033 (f)	19,857	19,857	20,000	20,000
5.26%, due 2040 (e)	15,000	15,000	15,000	15,000
5.04%, due 2040 (g)	43,472	43,472	45,138	45,138
4.74%, due 2041 (g)	27,167	27,167	28,167	28,167
4.38%, due 2042 (e)	28,000	28,000	28,000	28,000
4.42%, due 2043 (d),(e)	20,000	20,000	-	-
4.47%, due 2048 (d),(e)	20,000	20,000	-	-
Total Other Long-Term Debt	283,293	283,293	221,305	221,305
Long-term debt due within one year	(4,102)	(4,102)	(3,013)	(3,013)
Unamortized discount	(277)	(277)	(301)	(301)
Total Long-Term Debt	$399,414	$399,414	$358,491	$358,491

(a)

MGE's utility plant is subject to the lien of its Indenture of Mortgage and Deed of Trust, under which its first mortgage bonds are issued. The Mortgage Indenture provides that dividends or any other distribution or purchase of shares may not be made if the aggregate amount thereof since December 31, 1945 would exceed the earned surplus (retained earnings) accumulated subsequent to December 31, 1945. As of December 31, 2013, approximately $305.6 million was available for the payment of dividends under this covenant.

(b)

The indenture under which MGE's Medium-Term notes are issued provides that those notes will be entitled to be equally and ratably secured in the event that MGE issues any additional first mortgage bonds.

(c)

Unsecured notes issued pursuant to various Note Purchase Agreements with one or more purchasers. The notes are not issued under, or governed by, MGE's Indenture dated as of September 1, 1998, which governs MGE's Medium-Term Notes.

(d)

On July 18, 2013, MGE issued $20 million in principal amount of 4.42% senior notes, Series A, due July 15, 2043 and $20 million in principal amount of 4.47% senior notes, Series B, due July 15, 2048. MGE used the net proceeds from the sale of the Notes to redeem on July 18, 2013, $20 million of its 5.26% Medium-Term Notes due September 29, 2017, and to make a $20 million partial redemption of its 5.59% Senior Notes due September 11, 2018. MGE paid a redemption price equal to the principal amount of the notes that were redeemed, plus accrued interest to the redemption date, plus a make-whole premium equal to $3.2 million and $3.6 million, for the 5.26% Medium-Term Notes due September 29, 2017 and 5.59% Senior Notes due September 11, 2018, respectively. The make-whole premiums are treated as a regulatory asset and will be amortized over the life of the Series A and Series B Notes. Any interest savings in 2013 will be deferred. There is $20 million principal amount of the 5.59% Senior Notes remaining outstanding after the redemption.

The Note Purchase Agreement under which the Series A and Series B Notes were issued also included the issuance on September 16, 2013, of $30 million in principal amount of 3.09% Senior Notes, Series C, due September 15, 2023 and $15 million of 3.29% Senior Notes, Series D, due September 15, 2026. The Series C Notes and the Series D Notes carry interest rates of 3.09% per annum and 3.29% per annum, respectively. The proceeds of the Notes were used and are expected to continue to be used to help finance the Columbia environmental project.

(e)

Issued by MGE. Under that Note Purchase Agreement: (i) note holders have the right to require MGE to repurchase their notes at par in the event of an acquisition of beneficial ownership of 30% or more of the outstanding voting stock of MGE Energy, (ii) MGE must maintain a ratio of its consolidated indebtedness to consolidated total capitalization not to exceed a maximum of 65%, and (iii) MGE cannot issue "Priority Debt" in an amount exceeding 20% of its consolidated assets. Priority Debt is defined as any indebtedness of MGE secured by liens other than specified liens permitted by the Note Purchase Agreement and certain unsecured indebtedness of certain subsidiaries. As of December 31, 2013, MGE is in compliance with the covenant requirements.

(f)

Issued by MGE Power West Campus. The Note Purchase Agreements require it to maintain a projected debt service coverage ratio of not less than 1.25 to 1.00, and debt to total capitalization ratio of not more than .65 to 1.00. The notes are secured by a collateral assignment of lease payments that MGE is making to MGE Power West Campus for use of its ownership interest in the West Campus Cogeneration Facility pursuant to a long-term lease. As of December 31, 2013, MGE Power West Campus is in compliance with the covenant requirements.

(g)

Issued by MGE Power Elm Road. The Note Purchase Agreement requires MGE Power Elm Road to maintain a projected and actual debt service coverage ratio at the end of any calendar quarter of not less than 1.25 to 1.00 for the trailing 12-month period. The notes are secured by a collateral assignment of lease payments that MGE is making to MGE Power Elm Road for use of its ownership interest in the Elm Road Units pursuant to long-term leases. As of December 31, 2013, MGE Power Elm Road is in compliance with the covenant requirements.

b.

Long-Term Debt Maturities.

Below is MGE Energy's and MGE's aggregate maturities for all long-term debt for years following the December 31, 2013, consolidated balance sheets.

(In thousands)	MGE Energy	MGE *
2014	$4,102	$4,102
2015	4,182	4,182
2016	4,268	4,268
2017	34,358	34,358
2018	24,452	24,452
Future years	332,431	332,431
Total	$403,793	$403,793

*

Includes $29.8 million and $19.9 million for MGE Power West Campus, and $43.5 million and $27.2 million for MGE Power Elm Road, all of which are consolidated with MGE's debt (see Footnote 2 for further information).

10.

Notes Payable to Banks, Commercial Paper, and Lines of Credit.

a.

MGE Energy.

At December 31, 2013, MGE Energy had an unsecured, committed revolving line of credit of $50 million expiring July 31, 2017. At December 31, 2013, no borrowings were outstanding under this facility.

The agreement requires MGE Energy to maintain a ratio of its consolidated indebtedness to consolidated total capitalization not to exceed a maximum of 65%. A change in control constitutes a default under the agreement. Change in control events are defined as (i) a failure by MGE Energy to hold 100% of the outstanding voting equity interest in MGE or (ii) the acquisition of beneficial ownership of 30% or more of the outstanding voting stock of MGE Energy by one person or two or more persons acting in concert. As of December 31, 2013, MGE Energy is in compliance with the covenant requirements.

b.

MGE.

For short-term borrowings, MGE generally issues commercial paper (issued at the prevailing discount rate at the time of issuance), which is supported by unused committed bank lines of credit. At December 31, 2013, MGE had an unsecured, committed revolving line of credit for $100 million expiring July 31, 2017. The agreement requires MGE to have a period of at least one day, during any 365-day period, on which the principal amount of all outstanding loans thereunder shall be zero. At December 31, 2013, no borrowings were outstanding under this facility.

The agreement requires MGE to maintain a ratio of consolidated debt to consolidated total capitalization not to exceed a maximum of 65%. The ratio calculation excludes assets, liabilities, revenues, and expenses included in MGE's financial statements as the result of the consolidation of VIEs, such as MGE Power West Campus and MGE Power Elm Road. A change in control constitutes a default under the agreement. Change in control events are defined as (i) a failure by MGE Energy to hold 100% of the outstanding voting equity interest in MGE or (ii) the acquisition of beneficial ownership of 30% or more of the outstanding voting stock of MGE Energy by one person or two or more persons acting in concert. As of December 31, 2013, MGE is in compliance with the covenant requirements.

c.

MGE Energy and MGE.

Information concerning short-term borrowings for the past three years is shown below:

	As of December 31,
(In thousands)	2013	2012	2011
MGE Energy(a)
Available lines of credit	$150,000	$115,000	$115,000
During the year:
Maximum short-term borrowings	$32,000	$16,000	$28,500
Average short-term borrowings	$6,992	$1,154	$3,410
Weighted-average interest rate	0.18%	0.17%	1.43%

MGE
Available lines of credit	$100,000	$75,000	$75,000
During the year:
Maximum short-term borrowings	$32,000	$16,000	$9,500
Average short-term borrowings	$6,992	$1,154	$349
Weighted-average interest rate	0.18%	0.17%	0.25%

(a)

MGE Energy short-term borrowings include MGE Energy and MGE lines of credit and MGE commercial paper.

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

Fair Value of Financial Assets and Liabilities Recorded at the Carrying Amount.

At December 31, 2013 and 2012, the carrying amount of cash and cash equivalents approximates fair market value due to the short maturity of those investments and obligations. The estimated fair market value of MGE Energy's and MGE long-term debt is based on quoted market prices for similar financial instruments at December 31. Since long-term debt is not traded in an active market, it is classified as Level 2. The estimated fair market value of MGE Energy's and MGE's financial instruments are as follows:

	2013		2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(In thousands)
MGE Energy
Assets:
Cash and cash equivalents	$68,813	$68,813	$46,357	$46,357
Liabilities:
Long-term debt*	403,793	432,010	361,805	427,456

MGE
Assets:
Cash and cash equivalents	$14,808	$14,808	$6,350	$6,350
Liabilities:
Long-term debt*	403,793	432,010	361,805	427,456
*Includes long-term debt due within one year.

b.

Recurring Fair Value Measurements.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis for MGE Energy and MGE.

	Fair Value as of December 31, 2013
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Exchange-traded investments	$792	$792	$-	$-
Total Assets	$792	$792	$-	$-
Liabilities:
Derivatives, net(a)	$63,893	$(735)	$-	$64,628
Deferred compensation	2,364	-	2,364	-
Total Liabilities	$66,257	$(735)	$2,364	$64,628

MGE
Assets:
Exchange-traded investments	$431	$431	$-	$-
Total Assets	$431	$431	$-	$-
Liabilities:
Derivatives, net(a)	$63,893	$(735)	$-	$64,628
Deferred compensation	2,364	-	2,364	-
Total Liabilities	$66,257	$(735)	$2,364	$64,628
(a) These amounts are shown gross and exclude $0.2 million of collateral that was posted against derivative positions with counterparties.

	Fair Value as of December 31, 2012
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Exchange-traded investments	$320	$320	$-	$-
Total Assets	$320	$320	$-	$-
Liabilities:
Derivatives, net	$72,329	$(17)	$-	$72,346
Deferred compensation	2,010	-	2,010	-
Total Liabilities	$74,339	$(17)	$2,010	$72,346

MGE
Assets:
Exchange-traded investments	$117	$117	$-	$-
Total Assets	$117	$117	$-	$-
Liabilities:
Derivatives, net	$72,329	$(17)	$-	$72,346
Deferred compensation	2,010	-	2,010	-
Total Liabilities	$74,339	$(17)	$2,010	$72,346

No transfers were made in or out of Level 1 or Level 2 for the year ended December 31, 2013.

Investments include exchange-traded investment securities valued using quoted prices on active exchanges and are therefore classified as Level 1.

Derivatives include exchange-traded derivative contracts, over-the-counter transactions, a ten-year purchased power agreement, and FTRs. Most exchange-traded derivative contracts are valued based on unadjusted quoted prices in active markets and are therefore classified as Level 1. A small number of exchange-traded derivative contracts are valued using quoted market pricing in markets with insufficient volumes and are therefore considered unobservable and classified as Level 3. Transactions done with an over-the-counter party are on inactive markets and are therefore classified as Level 3. These transactions are valued based on quoted prices from markets with similar exchange traded transactions. FTRs are priced based upon monthly auction results for identical or similar instruments in a closed market with limited data available and are therefore classified as Level 3.

The ten-year purchased power agreement (see Footnote 16) was valued using an internally-developed pricing model and therefore is classified as Level 3. The model projects future market energy prices and compares those prices to the projected power costs to be incurred under the contract. Inputs to the model require significant management judgment and estimation. Future energy prices are based on a forward power pricing curve using exchange-traded contracts in the electric futures market, where such exchange-traded contracts exist, and upon calculations based on forward gas prices, where such exchange-traded contracts do not exist. A basis adjustment is applied to the market energy price to reflect the price differential between the market price delivery point and the counterparty delivery point. The historical relationship between the delivery points is reviewed and a discount (below 100%) or premium (above 100%) is derived. This comparison is done for both peak times when demand is high and off peak times when demand is low. If the basis adjustment is lowered, the fair value measurement will decrease and if the basis adjustment is increased, the fair value measurement will increase.

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

The following table presents the significant unobservable inputs used in the pricing model.

Significant Unobservable Inputs	Model Input
Basis adjustment:
On peak	94.2%
Off peak	92.6%
Counterparty fuel mix:
Internal generation	50%-70%
Purchased power	50%-30%

The deferred compensation plan allows participants to defer certain cash compensation into a notional investment account. These amounts are included within other deferred liabilities in the consolidated balance sheets of MGE Energy and MGE. The notional investments earn interest based upon the semiannual rate of U.S. Treasury Bills having a 26 week maturity increased by 1% compounded monthly with a minimum annual rate of 7%, compounded monthly. The notional investments are based upon observable market data, however since the deferred compensation obligations themselves are not exchanged in an active market they are classified as Level 2.

The following table summarizes the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for both MGE Energy and MGE.

(In thousands)	2013	2012	2011
Balance as of January 1,	$(72,346)	$(40,661)	$(19,216)
Realized and unrealized gains (losses):
Included in regulatory liabilities (assets)	7,718	(31,685)	(21,445)
Included in other comprehensive income	-	-	-
Included in earnings	(2,618)	(5,005)	868
Included in current assets	(108)	-	-
Purchases	23,726	13,370	341
Sales	(2)	92	144
Issuances	-	-	-
Settlements	(20,998)	(8,457)	(1,353)
Transfers in and/or out of Level 3	-	-	-
Balance as of December 31,	$(64,628)	$(72,346)	$(40,661)
Total gains (losses) included in earnings attributed to the
change in unrealized gains (losses) related to assets and
liabilities held at December 31,(b)	$-	$-	$-

The following table presents total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis for both MGE Energy and MGE (b).

(In thousands)
Year Ended December 31,	2013	2012	2011
Purchased Power Expense	$(2,618)	$(5,005)	$868

(b)

MGE's exchange-traded derivative contracts, over-the-counter party transactions, ten-year purchased power agreement, and FTRs are subject to regulatory deferral. These derivatives are therefore marked to fair value and are offset with a corresponding regulatory asset or liability.

12.

Income Taxes.

a.

MGE Energy and MGE Income Taxes.

MGE Energy files a consolidated federal income tax return that includes the operations of all subsidiary companies. The subsidiaries calculate their respective federal income tax provisions as if they were separate taxable entities.

On a consolidated and separate company basis, MGE Energy's and MGE's income tax provision consists of the following provision (benefit) components for the years ended December 31:

	MGE Energy			MGE
(In thousands)	2013	2012	2011	2013	2012	2011
Current payable:
Federal	$(1,508)	$(6,053)	$(1,504)	$(448)	$(5,030)	$(607)
State	8,213	436	4,580	8,322	613	4,658
Net-deferred:
Federal	37,203	37,178	30,115	36,937	36,589	29,255
State	1,163	7,618	3,102	1,223	7,523	3,034
Amortized investment tax credits	(212)	(260)	(301)	(212)	(260)	(301)
Total income tax provision	$44,859	$38,919	$35,992	$45,822	$39,435	$36,039

MGE Energy's and MGE's consolidated income tax provision differs from the amount computed by applying the statutory federal income tax rate to income before income taxes, as follows:

	MGE Energy			MGE
	2013	2012	2011	2013	2012	2011
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	5.1%	5.0%	5.1%	5.1%	5.0%	5.1%
Amortized investment tax credits	(0.2)%	(0.3)%	(0.3)%	(0.2)%	(0.2)%	(0.3)%
Credit for electricity from wind energy	(1.5)%	(1.6)%	(1.8)%	(1.5)%	(1.5)%	(1.8)%
Domestic manufacturing deduction	(0.2)%	0.3%	(0.7)%	(0.2)%	0.3%	(0.7)%
AFUDC Equity, net	(0.7)%	(0.4)%	- %	(0.7)%	(0.4)%	- %
Other, net, individually insignificant	(0.0)%	(0.3)%	(0.2)%	(0.0)%	(0.5)%	(0.3)%
Effective income tax rate	37.5%	37.7%	37.1%	37.5%	37.7%	37.0%

The significant components of deferred tax liabilities (assets) that appear on MGE Energy's and MGE's consolidated balance sheets as of December 31 as follows:

	MGE Energy		MGE
(In thousands)	2013	2012	2013	2012
Property-related	$263,881	$248,545	$263,881	$248,545
Investment in ATC	32,696	29,147	27,073	24,993
Bond transactions	1,553	1,643	1,553	1,643
Pension and other postretirement benefits	34,478	82,072	34,478	82,072
Derivatives	26,361	29,134	26,361	29,134
Tax deductible prepayments	7,508	7,233	7,508	7,233
Other	1,995	10,662	1,911	10,634
Gross deferred income tax liabilities	368,472	408,436	362,765	404,254
Future federal tax benefit	-	(25,626)	-	(25,899)
Accrued expenses	(17,195)	(30,277)	(17,195)	(30,228)
Pension and other postretirement benefits	(26,838)	(69,941)	(26,838)	(69,941)
Deferred tax regulatory account	(1,402)	(1,551)	(1,402)	(1,551)
Derivatives	(26,361)	(29,134)	(26,361)	(29,134)
Other	(10,369)	(5,345)	(9,356)	(4,940)
Gross deferred income tax assets	(82,165)	(161,874)	(81,152)	(161,693)
Less valuation allowance	195	365	195	365
Net deferred income tax assets	(81,970)	(161,509)	(80,957)	(161,328)
Deferred income taxes	$286,502	$246,927	$281,808	$242,926

As of December 31, 2013, MGE Energy did not have a federal net operating loss or tax credit carryforwards. As of December 31, 2012, MGE Energy had approximately $63.4 million and $3.4 million of net operating loss and tax credit carryforwards, respectively. The net operating loss and tax credit carryforwards resulted in deferred tax assets of $22.2 million and $3.4 million, respectively, as of December 31, 2012.

As of December 31, 2013, MGE did not have a federal net operating loss or tax credit carryforwards. As of December 31, 2012, MGE had approximately $64.2 million and $3.4 million of net operating loss and tax credit carryforwards, respectively. The net operating loss and tax credit carryforwards resulted in deferred tax assets of $22.5 million and $3.4 million, respectively, as of December 31, 2012.

The valuation allowance reduces MGE Energy's and MGE's deferred tax assets for state carryforward losses to estimated realizable value due to the uncertainty of future income estimates in various state tax jurisdictions.

For tax purposes, as of December 31, 2013, both MGE Energy and MGE had approximately $4.0 million of Illinois state tax net operating loss deductions that expire between 2014 and 2024 if unused.

b.

Accounting for Uncertainty in Income Taxes - MGE Energy and MGE.

MGE Energy and MGE account for the difference between the tax benefit amount taken on prior year tax returns, or expected to be taken on a current year tax return, and the tax benefit amount recognized in the financial statements as an unrecognized tax benefit.

A tabular reconciliation of unrecognized tax benefits and interest from January 1, 2011, to December 31, 2013, is as follows:

(In thousands)
Unrecognized tax benefits:	2013	2012	2011
Unrecognized tax benefits, January 1,	$3,204	$2,364	$4,377
Additions based on tax positions related to the current year	377	401	128
Additions based on tax positions related to the prior years	424	580	427
Reductions based on tax positions related to the current year	(40)	-	-
Reductions based on tax positions related to the prior years	(1,602)	(141)	(2,568)
Unrecognized tax benefits, December 31,	$2,363	$3,204	$2,364

(In thousands)
Interest on unrecognized tax benefits:	2013	2012	2011
Accrued interest on unrecognized tax benefits, January 1,	$314	$216	$214
Reduction in interest expense on uncertain tax positions	(275)	-	-
Interest expense on uncertain tax positions	62	98	2
Accrued interest on unrecognized tax benefits, December 31,	$101	$314	$216

Unrecognized tax benefits are liabilities shown with Other Deferred Liabilities on the December 31, 2013, and December 31, 2012, consolidated balance sheets. The interest component is offset by a regulatory asset.

MGE Energy filed an application with its 2009 tax returns to change its income tax methods of accounting for electric generation, transmission and distribution repairs and its 2010 tax returns for gas distribution repairs. These method changes accelerated tax deductions for repairs in accordance with Treasury Regulations and case law, as compared to the prior method of claiming tax depreciation on project costs. During 2011, the IRS issued guidance on the treatment of electric transmission and distribution repairs. This guidance has prompted the reversal of a majority of the unrecognized tax benefits for these repairs. During 2013, the IRS issued guidance on the treatment of electric generation repairs. This guidance prompted the reversal of the unrecognized tax benefits for these repairs. At December 31, 2013, MGE Energy and MGE have an unrecognized tax benefit in the amount of $2.4 million related to temporary tax differences associated with the change in income tax method of accounting for electric transmission and distribution repairs and gas distribution repairs. At December 31, 2012, MGE Energy and MGE had an unrecognized tax benefit in the amount of $3.2 million primarily related to temporary tax differences associated with the change in income tax method of accounting for electric generation, transmission, and distribution repairs and gas distribution repairs. At December 31, 2011, MGE Energy and MGE had an unrecognized tax benefit in the amount of $2.4 million primarily related to temporary tax differences associated with the change in income tax method of accounting for electric generation repairs and gas distribution repairs. There were no unrecognized tax benefits at December 31, 2013, or December 31, 2012, related to federal permanent differences and tax credits. Unrecognized tax benefits at December 31, 2011, related to federal permanent differences and tax credits were $0.2 million.

The unrecognized tax benefits at December 31, 2013, are not expected to significantly increase or decrease within the next twelve months. However, the IRS may issue guidance on the treatment of gas distribution repairs. In addition, statutes of limitations will expire for MGE Energy and MGE tax returns. The impact of the statutes of limitations expiring is not anticipated to be material. The following table shows tax years that remain subject to examination by major jurisdiction:

Taxpayer	Open Years
MGE Energy and consolidated subsidiaries in federal return	2010 through 2013
MGE Energy Wisconsin combined reporting corporation return	2009 through 2013

c.

Medicare Part D Subsidy - MGE Energy and MGE.

In March 2010, the Patient Protection and Affordable Care Act (the PPACA) was enacted. The PPACA effectively changes the tax treatment of federal subsidies paid to sponsors of retiree health benefit plans that provide a benefit that is at least actuarially equivalent to the benefits under Medicare Part D. As a result of the PPACA, these subsidy payments became taxable in tax years beginning after December 31, 2012. In 2012, MGE was able to specifically identify assets within the retiree health benefit plans to be used for payment of future health insurance premiums and prescription drug coverage. This process will allow certain Medicare Part D subsidy receipts to be non-taxable.

d.

Final Tangible Property Regulations.

In September 2013, the IRS and Treasury Department released final regulations under Section 162(a) and 263(a) on the deduction and capitalization of expenditures related to tangible property, replacing the 2011 temporary regulations issued in December 2011. The final regulations did not have a material impact on MGE Energy's and MGE's consolidated financial statements.

13.

Pension Plans and Other Postretirement Benefits - MGE Energy and MGE.

MGE maintains qualified and nonqualified pension plans, health care, and life insurance benefits, and two defined contribution 401(k) benefit plans for its employees and retirees. MGE's costs for the 401(k) plans were $2.3 million, $2.1 million, and $1.8 million in 2013, 2012, and 2011, respectively. A measurement date of December 31 is utilized for all pension and postretirement benefit plans.

All employees hired after December 31, 2006, have been enrolled in the defined contribution pension plan, rather than the defined benefit pension plan previously in place.

a.

Benefit Obligations.

(In thousands)	Pension Benefits		Other Postretirement Benefits
Change in benefit obligations:	2013	2012	2013	2012
Net benefit obligation at beginning of year	$315,505	$283,668	$92,605	$97,644
Service cost	7,705	7,139	2,380	2,528
Interest cost	12,656	12,704	3,871	4,431
Plan participants' contributions	-	-	665	718
Plan amendments(a)	-	(912)	(20,915)	-
Actuarial (gain) loss	(40,335)	22,266	(9,687)	(9,748)
Gross benefits paid	(11,573)	(9,360)	(2,998)	(3,155)
Less: federal subsidy on benefits paid	-	-	179	187
Benefit obligation at end of year	$283,958	$315,505	$66,100	$92,605

(a)

In 2013, MGE capped the amount it pays each year toward retiree medical premiums at 175% of the 2013 employer contribution for qualified employees.

The accumulated benefit obligation for the defined benefit pension plans at the end of 2013 and 2012 was $254.5 million and $272.5 million, respectively.

	Pension Benefits		Other Postretirement Benefits
Weighted-average assumptions used to
determine end of year benefit obligations:	2013	2012	2013	2012
Discount rate	4.88%	4.09%	4.69%	4.14%
Rate of compensation increase	3.90%	4.60%	N/A	N/A

The following table shows assumed health care cost trend rates at December 31:

	2013	2012
Health care cost trend rate assumed for next year	7.0%	7.5%
Rate to which the cost trend rate is assumed to
decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2018	2018

The assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.

The following table shows how an assumed 1% increase or 1% decrease in health care cost trends could impact postretirement benefits in 2013 dollars:

(In thousands)	1% Increase	1% Decrease
Effect on other postretirement benefit obligation	$1,286	$(1,840)

In 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 was signed into law authorizing Medicare to provide prescription drug benefits to retirees. For the year ended December 31, 2013, the subsidy due to MGE was $0.2 million.

b.

Plan Assets.

(In thousands)	Pension Benefits		Other Postretirement Benefits
Change in plan assets:	2013	2012	2013	2012
Fair value of plan assets at beginning of year	$212,277	$173,311	$32,124	$23,456
Actual return on plan assets	45,816	27,511	5,000	3,046
Employer contributions	30,878	20,815	2,811	8,059
Plan participants' contributions	-	-	665	718
Gross benefits paid	(11,573)	(9,360)	(2,998)	(3,155)
Fair value of plan assets at end of year	$277,398	$212,277	$37,602	$32,124

The expected long-term rate of return on the pension plan assets is 8.10% for both 2013 and 2012.

c.

Explanation of Long-Term Rate of Return.

MGE employs a building-block approach in determining the expected long-term rate of return for asset classes. Historical markets are studied and long-term historical relationships among asset classes are analyzed, consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors, such as interest rates and dividend yields, are evaluated before long-term capital market assumptions are determined.

The expected long-term nominal rate of return for plan assets is primarily a function of expected long-term real rates of return for component asset classes and the plan's target asset allocation in conjunction with an inflation assumption. Peer data and historical returns are reviewed to check for appropriateness.

The asset allocation for MGE's pension plans at the end of 2013 and 2012, and the target allocation for 2014, by asset category, follows:

	Target Allocation	Percentage of Plan Assets at Year End

		2013	2012
Equity securities	63.0%	66.0%	64.0%
Debt securities	30.0%	28.0%	29.0%
Real estate	7.0%	6.0%	7.0%
Total	100.0%	100.0%	100.0%

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

e.

Concentrations of Credit Risk.

MGE evaluated its pension and other postretirement benefit plans' asset portfolios for the existence of significant concentrations of credit risk as of December 31, 2013. Types of concentrations that were evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, and foreign country. As of December 31, 2013, there were no significant concentrations (defined as greater than 10 percent of plan assets) of risk in MGE pension and postretirement benefit plan assets.

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

The following is a description of the valuation methodologies used for assets measured at fair value as of December 31, 2013:

Cash and Cash Equivalents – This category includes highly liquid investments with maturities of less than three months which are traded in active markets.

Equity Securities – These securities consist of U.S. and international stock funds. The U.S. stock funds are primarily invested in domestic equities. Securities in these funds are typically priced using the closing price from the applicable exchange, NYSE, NASDAQ, etc. The international funds are composed of international equities. Securities are priced using the closing price from the appropriate local stock exchange.

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

Insurance Continuance Fund (ICF) – The fair value of the ICF is based on largely unobservable inputs, which are based on a commingled interest.

The fair value of MGE's plan assets, by asset category are as follows:

	Fair Value as of December 31, 2013
(In thousands)	Total	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$5,109	$5,109	$-	$-
Equity Securities:
U.S. Large Cap	96,258	-	96,258	-
U.S. Mid Cap	22,741	-	22,741	-
U.S. Small Cap	28,854	-	28,854	-
International Blend	54,873	-	54,873	-
Fixed Income Securities:
Short-Term Fund	4,789	-	4,789	-
High Yield Bond	15,127	-	15,127	-
Long Duration Bond	66,193	-	66,193	-
Real Estate	19,628	-	-	19,628
Insurance Continuance Fund	1,428	-	-	1,428
Total	$315,000	$5,109	$288,835	$21,056

	Fair Value as of December 31, 2012
(In thousands)	Total	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$5,627	$5,627	$-	$-
Equity Securities:
U.S. Large Cap	68,671	-	68,671	-
U.S. Mid Cap	16,741	-	16,741	-
U.S. Small Cap	21,222	-	21,222	-
International Blend	44,200	-	44,200	-
Fixed Income Securities:
Short-Term Fund	4,231	-	4,231	-
High Yield Bond	11,587	-	11,587	-
Long Duration Bond	53,515	-	53,515	-
Real Estate	17,141	-	-	17,141
Insurance Continuance Fund	1,466	-	-	1,466
Total	$244,401	$5,627	$220,167	$18,607

No transfers were made in or out of Level 1 or Level 2 for the year ended December 31, 2013.

The following table summarizes the changes in the fair value of the Level 3 plan assets.

	Level 3 Assets
(In thousands)	Real Estate	Insurance Continuance Fund
Balance as of January 1, 2012	$15,565	$906
Actual return on plan assets:
Relating to assets still held at the reporting date	682	33
Purchases, sales, and settlements	894	527
Transfers in and/or out of Level 3	-	-
Balance as of December 31, 2012	$17,141	$1,466
Actual return on plan assets:
Relating to assets still held at the reporting date	1,565	42
Purchases, sales, and settlements	922	(80)
Transfers in and/or out of Level 3	-	-
Balance as of December 31, 2013	$19,628	$1,428

g.

Other Postretirement Benefits.

The fair value of plan assets for the postretirement benefit plans is $37.6 million and $32.1 million at the end of 2013 and 2012, respectively. The expected long-term rate of return on these plan assets is 6.79% and 7.26% for 2013 and 2012, respectively.

Of the above amounts, $31.1 million and $25.0 million at the end of 2013 and 2012, respectively, were held in the master pension trust and are allocable to postretirement health expenses. The target asset allocation and investment strategy for the portion of assets held in the master pension trust are the same as that explained for MGE's pension plans.

The remainder of postretirement benefit assets are held either in an insurance continuance fund for the payment of retiree life benefits or a health benefit trust for payment of retiree health claims. There is no formal target asset allocation for these assets, but the intent is to seek interest income and maintain stability of principal.

h.

Funded Status.

The funded status at the end of the year, and the related amounts recognized on the consolidated balance sheet are as follows:

(In thousands)	Pension Benefits		Other Postretirement Benefits
Funded status, end of year	2013	2012	2013	2012
Fair value of plan assets	$277,398	$212,277	$37,602	$32,124
Benefit obligations	283,958	315,505	66,100	92,605
Funded status	$(6,560)	$(103,228)	$(28,498)	$(60,481)

At December 31, 2013, MGE Energy and MGE included a $15.1 million long-term asset, a $1.0 million current liability, a $49.2 million long-term liability, and a $24.6 million regulatory asset in the consolidated balance sheets to reflect the unfunded status of the plans.

At December 31, 2012, MGE Energy and MGE included a $0.9 million current liability, a $162.8 million long-term liability, and a $134.8 million regulatory asset in the consolidated balance sheets to reflect the unfunded status of the plans.

(In thousands)	Pension Benefits		Other Postretirement Benefits
Amounts recognized as regulatory asset	2013	2012	2013	2012
Net actuarial loss	$37,499	$112,637	$7,761	$21,529
Prior service cost	(209)	105	(20,495)	530
Transition obligation	-	-	35	38
Total	$37,290	$112,742	$(12,699)	$22,097

The projected benefit obligation and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets were as follows:

(In thousands)	Pension Benefits
Projected benefit obligation in excess of plan assets	2013	2012
Projected benefit obligation, end of year	$21,631	$315,505
Fair value of plan assets, end of year	-	212,277

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets and an accumulated benefit obligation in excess of plan assets were as follows:

(In thousands)	Pension Benefits
Accumulated benefit obligation in excess of plan assets	2013	2012
Projected benefit obligation, end of year	$21,631	$315,505
Accumulated benefit obligation, end of year	19,795	272,462
Fair value of plan assets, end of year	-	212,277

i.

Expected Cash Flows.

MGE does not expect to make contributions to the plans for 2014 or 2015. The contributions for years after 2015 are not yet currently estimated. MGE has adopted the asset smoothing as permitted in accordance with the Pension Protection Act of 2006, including modifications made by WRERA.

Due to uncertainties in the future economic performance of plan assets, discount rates, and other key assumptions, estimated contributions are subject to change. MGE may also elect to make additional discretionary contributions.

In 2013, MGE made $34.8 million in employer contributions to its pension and postretirement plans.

j.

Benefit Payments.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

	Pension	Other Postretirement
(In thousands)	Pension Benefits	Gross Postretirement Benefits	Expected Medicare Part D Subsidy	Net Postretirement Benefits
2014	$11,474	2,924	(191)	$2,733
2015	12,223	3,056	(219)	2,837
2016	12,844	3,308	(246)	3,062
2017	13,633	3,740	(266)	3,474
2018	14,755	4,198	(289)	3,909
2019 - 2023	87,676	27,110	(1,866)	25,244

k.

Net Periodic Cost.

MGE has elected to recognize the cost of its transition obligation (the accumulated postretirement benefit obligation as of January 1, 1993) by amortizing it on a straight-line basis over 20 years.

(In thousands)	Pension Benefits			Other Postretirement Benefits
Components of net periodic benefit cost	2013	2012	2011	2013	2012	2011
Service cost	$7,705	$7,139	$6,013	$2,380	$2,528	$1,920
Interest cost	12,656	12,704	12,281	3,871	4,431	3,980
Expected return on assets	(19,027)	(15,182)	(14,034)	(2,176)	(1,741)	(1,584)
Special termination benefits	-	-	13	-	-	-
Amortization of:
Transition obligation	-	-	-	3	425	427
Prior service cost	314	430	433	110	110	110
Actuarial loss	8,014	8,288	3,771	1,236	2,346	566
Net periodic benefit cost	$9,662	$13,379	$8,477	$5,424	$8,099	$5,419
Weighted-average assumptions used to
determine net periodic cost:
Discount rate	4.09%	4.50%	5.36%	4.14%	4.55%	5.42%
Expected return on plan assets	8.10%	8.10%	8.25%	6.79%	7.26%	7.39%
Rate of compensation increase	4.60%	4.59%	4.59%	N/A	N/A	N/A

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in the assumed health care cost trend rates would have had the following effect:

(In thousands)	1% Increase	1% Decrease
Effect on total service and interest cost components	$1,104	$(879)

The PSCW has allowed MGE to defer the 2009 incremental pension and OPRB costs above the amounts recovered in rates. During both the years ended December 31, 2013 and 2012, $1.2 million has been recovered in rates.

14.

Share-Based Compensation - MGE Energy and MGE.

Under MGE Energy's Performance Unit Plan, eligible employees may receive performance units that entitle the holder to receive a cash payment equal to the value of a designated number of shares of MGE Energy's common stock, plus dividend equivalent payments thereon, at the end of the set performance period. In accordance with the plan's provisions, these awards are subject to a prescribed vesting schedule and must be settled in cash. Accordingly, no shares of common stock will be issued in connection with the plan.

On the grant date, MGE Energy and MGE measure the cost of the employee services received in exchange for a performance unit award based on the current market value of MGE Energy common stock. The fair value of the awards is re-measured quarterly, including at December 31, 2013, as required by applicable accounting standards. Changes in fair value as well as the original grant are recognized as compensation cost. Since this amount is re-measured throughout the vesting period, the compensation cost is subject to variability. These units are subject to a five year graded vesting schedule. Units have been adjusted to reflect the three-for-two stock split declared December 20, 2013.

Grant Date	MGE Energy Units Granted
January 15, 2010	25,965
January 21, 2011	23,483
February 17, 2012	25,040
February 15, 2013	22,884
February 21, 2014	21,991

For nonretirement eligible employees, stock based compensation costs are accrued and recognized using the graded vesting method. Compensation cost for retirement eligible employees or employees that will become retirement eligible during the vesting schedule are recognized on an abridged horizon.

During the year ended December 31, 2013, MGE recorded $1.5 million in compensation expense as a result of awards under the Performance Unit Plan. Compensation expense during both the years ended December 31, 2012 and 2011 was $1.4 million. In January 2013, cash payments of $1.0 million were distributed relating to awards that were granted in 2008 and became payable under the Performance Unit Plan. No forfeitures occurred during the years ended December 31, 2013, 2012, and 2011. At December 31, 2013, $4.5 million of outstanding awards are vested, and of this amount no cash settlements have occurred.

In December 2013, a Director Incentive Plan was approved for the non-employee members of the Board of Directors. This plan is similar to MGE Energy's Performance Unit Plan for eligible employees described above. Under the plan, a non-employee director can receive performance units that entitle the holder to receive a cash payment equal to the value of a designated number of shares of MGE Energy's common stock, plus dividend payments, at the end of the set performance period. The units are subject to a three year graded vesting schedule. In January 2014, unit awards of 4,683 (post-split) were granted to the non-employee Directors. For accounting purposes, the awards will be measured similarly to the employee unit awards.

15.

Regional Transmission Organizations - MGE Energy and MGE.

MGE reports on a net basis transactions on the MISO and PJM markets in which it buys and sells power within the same hour to meet electric energy delivery requirements. This treatment resulted in a $78.0 million reduction to sales to the market and purchase power expense for MISO markets for the year ended December 31, 2013, and a $75.9 million and $102.1 million reduction to sales to the market and purchased power expense for MISO and PJM markets for the years ended December 31, 2012 and 2011, respectively.

MISO

MGE is a nontransmission owning member of the MISO. MISO, a FERC approved RTO, is responsible for monitoring the electric transmission system that delivers power from generating plants to wholesale power transmitters. MISO's role is to ensure equal access to the transmission system and to maintain or improve electric system reliability in the Midwest.

MISO maintains a bid-based energy market. MGE offers substantially all of its generation on the MISO market and purchases much of its load requirement from the MISO market in accordance with the MISO Tariff. MGE participates in the ancillary services market operated by MISO. That market is an extension of the existing energy market in which MISO assumes the responsibility of maintaining sufficient generation reserves. In the ancillary services market, MISO provides the reserves for MGE's load, and MGE may offer to sell reserves from its generating units.

MGE participates in the voluntary capacity auction, which provides an optional monthly forum for buyers and sellers of aggregate planning resource credits to interact. Load serving entities, such as MGE, may participate in the voluntary capacity auction potentially to obtain the necessary aggregate planning resource credits needed to meet their planning reserve margin requirement established by the PSCW. Generator owners, such as MGE, may participate to sell any excess aggregate planning resource credits that are not needed by them.

PJM

MGE is a member of PJM. PJM, an RTO, is a neutral and independent party that coordinates and directs the operation of the transmission grid within its area of coverage, administers a competitive wholesale electricity market, and plans regional transmission expansion improvements to maintain grid reliability and relieve congestion.

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

b.

Notional Amounts.

The gross notional volume of open derivatives is as follows:

	December 31, 2013	December 31, 2012
Commodity derivative contracts	458,660 MWh	444,650 MWh
Commodity derivative contracts	3,750,000 Dth	1,980,000 Dth
FTRs	1,984 MW	2,670 MW

c.

Financial Statement Presentation.

MGE Energy and MGE offset fair value amounts recognized for the right to reclaim collateral (a receivable) or the obligation to return collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting agreement.

MGE purchases and sells exchange-traded and over-the-counter options, swaps, and future contracts. These arrangements are primarily entered into to help stabilize the price risk associated with gas or power purchases. These transactions are employed by both MGE's gas and electric segments. Additionally, as a result of the firm transmission agreements that MGE holds on transmission paths in the MISO market, MGE holds FTRs. An FTR is a financial instrument that entitles the holder to a stream of revenues or charges based on the differences in hourly day-ahead energy prices between two points on the transmission grid. The fair values of these instruments are reflected as a regulatory asset/liability depending on whether they are in a net loss/gain position. Depending on the nature of the instrument, the gain or loss associated with these transactions will be reflected as cost of gas sold, fuel for electric generation, or purchased power expense in the delivery month applicable to the instrument. At December 31, 2013 and 2012 the fair value of exchange traded derivatives and FTRs exceeded their cost basis by $1.8 million and $0.3 million, respectively.

MGE is a party to a ten-year purchased power agreement that provides MGE with firm capacity and energy during a base term from June 1, 2012, through May 31, 2022. The agreement also allows MGE an option to extend the contract after the base term. The agreement is accounted for as a derivative contract and is recognized at its fair value on the consolidated balance sheet. However, the derivative qualifies for regulatory deferral and is recognized with a corresponding regulatory asset or liability depending on whether the fair value is in a loss or gain position. The fair value of the contract at December 31, 2013 and 2012, reflects a loss position of $65.7 million and $72.6 million, respectively. The actual fuel cost will be recognized in purchased power expense in the month of purchase.

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

	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
December 31, 2013
Commodity derivative contracts	Other current assets	$1,356	Derivative liability (current)	$51
Commodity derivative contracts	Other deferred charges	167	Derivative liability (long-term)	48
FTRs	Other current assets	363	Derivative liability (current)	-
Ten-year PPA	N/A	N/A	Derivative liability (current)	7,750
Ten-year PPA	N/A	N/A	Derivative liability (long-term)	57,930

December 31, 2012
Commodity derivative contracts	Other current assets	$365	Derivative liability (current)	$394
Commodity derivative contracts	Other deferred charges	95	Derivative liability (long-term)	11
FTRs	Other current assets	206	Derivative liability (current)	-
Ten-year PPA	N/A	N/A	Derivative liability (current)	9,270
Ten-year PPA	N/A	N/A	Derivative liability (long-term)	63,320

The following tables show the effect of netting arrangements for recognized derivative assets and liabilities that are subject to a master netting arrangement or similar arrangement on the balance sheet.

Offsetting of Derivative Assets
(In thousands)	Gross amounts	Gross amounts offset in balance sheet	Collateral posted against derivative positions	Net amount presented in balance sheet
December 31, 2013
Commodity derivative contracts	$1,523	$(99)	$(175)	$1,249
FTRs	363	-	-	363

December 31, 2012
Commodity derivative contracts	$460	$(405)	$-	$55
FTRs	206	-	-	206

Offsetting of Derivative Liabilities
(In thousands)	Gross amounts	Gross amounts offset in balance sheet	Collateral posted against derivative positions	Net amount presented in balance sheet
December 31, 2013
Commodity derivative contracts	$99	$(99)	$-	$-
Ten-year PPA	65,680	-	-	65,680

December 31, 2012
Commodity derivative contracts	$405	$(405)	$-	$-
Ten-year PPA	72,590	-	-	72,590

The following tables summarize the unrealized and realized gains (losses) related to the derivative instruments on the consolidated balance sheet at December 31, 2013 and 2012, and the consolidated income statement for the year ended December 31, 2013 and 2012.

	2013		2012
(In thousands)	Current and Long-Term Regulatory Asset	Other Current Assets	Current and Long-Term Regulatory Asset	Other Current Assets
Year Ended December 31:
Balance at January 1,	$72,329	$574	$42,356	$1,604
Change in unrealized loss	(5,069)	-	37,822	-
Realized loss reclassified to a deferred account	(823)	823	(2,857)	2,857
Realized loss reclassified to income statement	(2,544)	(986)	(4,992)	(3,887)
Balance at December 31,	$63,893	$411	$72,329	$574

	Realized losses (gains)
(In thousands)	Fuel for Electric Generation/ Purchased Power	Cost of Gas Sold
Year Ended December 31, 2013:
Commodity derivative contracts	$(564)	$868
FTRs	(983)	-
Ten-year PPA	4,209	-

Year Ended December 31, 2012:
Commodity derivative contracts	$2,620	$3,072
FTRs	(45)	-
Ten-year PPA	3,232	-

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

The ten-year PPA has a provision that may require MGE to post collateral if MGE's debt rating falls below investment grade (i.e., below BBB-). The amount of collateral that it may be required to post varies from $20.0 million to $40.0 million, depending on MGE's nominated capacity amount. As of December 31, 2013, no collateral has been posted. Certain counterparties extend MGE a credit limit. If MGE exceeds these limits, the counterparties may require collateral to be posted. As of December 31, 2013 and 2012, no counterparties were in a net liability position.

Nonperformance of counterparties to the non-exchange traded derivatives could expose MGE to credit loss. However, MGE enters into transactions only with companies that meet or exceed strict credit guidelines, and it monitors these counterparties on an ongoing basis to mitigate nonperformance risk in its portfolio. As of December 31, 2013, no counterparties have defaulted.

17.

Rate Matters - MGE Energy and MGE.

a.

Rate Proceedings.

On July 26, 2013, the PSCW authorized MGE to freeze electric and natural gas rates at 2013 levels for 2014. The order includes authorizing 100% AFUDC on the Columbia scrubber construction project and deferral of increased costs related to ATC and MISO Schedule 26 fees. As part of the rate freeze plan authorized by the PSCW, effective January 1, 2014, approximately $6.2 million associated with a 2012 fuel rule surplus credit will not be required to be refunded to customers and will be amortized in 2014. The fuel credit will accrue interest at MGE's weighted cost of capital. The authorized return on equity will remain unchanged at 10.3%.

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

On January 12, 2011, the PSCW authorized MGE to increase 2011 rates for retail electric customers by 2.3% or $8.0 million and to increase gas rates by 1.0% or $1.9 million. The increase in retail electric rates was driven by costs for MGE's share of the Elm Road Units. Pursuant to the provisions of this rate order, the fuel rules bandwidth effective January 1, 2011, will be plus or minus 2%. Authorized return on common stock equity was set at 10.3% based on a 58.1% utility common equity.

b.

Fuel Rules.

Fuel rules require the PSCW and Wisconsin utilities to defer electric fuel-related costs that fall outside a symmetrical cost tolerance band around the amount approved for a utility in its most recent base rate proceedings. Any over/under recovery of the actual costs is determined on an annual basis and will be adjusted in future billings to electric retail customers. The fuel rules bandwidth is currently set at plus or minus 2%. Under fuel rules, MGE would defer costs, less any excess revenues, if its actual electric fuel costs exceed 102% of the electric fuel costs allowed in its latest rate order. Excess revenues are defined as revenues in the year in question that provide MGE with a greater return on common equity than authorized by the PSCW in MGE's latest rate order. Conversely, MGE is required to defer the benefit of lower costs if actual electric fuel costs are less than 98% of the electric fuel costs allowed in that order.

As of December 31, 2013, MGE has deferred $6.7 million (to be returned to customers in a future period) of 2013 electric fuel-related savings that are outside the range authorized by the PSCW.

88

18.

Commitments and Contingencies.

a.

Purchase Contracts - MGE Energy and MGE.

MGE Energy and MGE have entered into various commodity supply, transportation, and storage contracts to meet their obligations to deliver electricity and natural gas to customers. As of December 31, 2013, the future minimum commitments related to these purchase contracts were as follows:

(In thousands)	2014	2015	2016	2017	2018
Coal(a)	$22,109	$14,633	$10,938	$5,073	$2,710
Natural Gas
Transportation and storage(b)	17,211	16,857	9,288	272	191
Supply(c)	19,511	-	-	-	-
Purchase Power(d)	47,241	45,711	46,467	46,928	47,911
Other	2,314	498	498	498	124
	$108,386	$77,699	$67,191	$52,771	$50,936

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

(c)

These commitments include market-based pricing. Management expects to recover these costs in future customer rates.

(d)

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

Chattel Paper Agreement and Other Guarantees - MGE Energy and MGE.

MGE makes available to qualifying customers a financing program for the purchase and installation of energy-related equipment that will provide more efficient use of utility service at the customer's property. MGE is party to a chattel paper purchase agreement with a financial institution under which it can sell or finance an undivided interest with recourse, in up to $10.0 million of the financing program receivables, until July 31, 2014. At December 31, 2013, 2012, and 2011, respectively, MGE had sold a $5.4 million, $4.5 million, and $4.3 million interest in these receivables. MGE retains the servicing responsibility for these receivables.

MGE accounts for servicing rights under the amortization method. Initial determination of the servicing asset fair value is based on the present value of the estimated future cash flows. The discount rate is based on the PSCW authorized weighted cost of capital.

MGE maintains responsibility for collecting and remitting loan payments from customers to the financial institution and does not retain any interest in the assets sold to the financial institution. At December 31, 2013, MGE had recorded a servicing asset of $0.3 million. At both December 31, 2012 and 2011, MGE had recorded a servicing asset of $0.2 million. MGE recognized a gain of $0.2 million for the year ended December 31, 2013, in connection with the sale of loan assets. MGE recognized gains of $0.1 million for each of the years ended December 31, 2012 and 2011, in connection with the sale of loan assets. The servicing asset amount amortized in 2013 was less than $0.1 million. The loan assets are sold to the financial institution at cost, which approximates fair value in view of their market rates of interest. During 2013, 2012, and 2011, MGE received approximately $1.6 million, $1.2 million, and $1.5 million, respectively, from the financial institution for the sale of loan assets. During those same years, payments of $0.8 million, $1.2 million, and $0.8 million, respectively, were made by MGE to the financial institution.

MGE would be required to perform under its guarantee if a customer defaulted on its loan. The energy-related equipment installed at the customer sites is used to secure the customer loans. The loan balances outstanding at December 31, 2013, approximate the fair value of the energy-related equipment acting as collateral. The length of the MGE guarantee to the financial institution varies from one to ten years depending on the term of the underlying customer loan. Principal payments for the next five years on the loans are:

(In thousands)	2014	2015	2016	2017	2018
Principal payments	$714	$1,007	$910	$506	$449

c.

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

Future minimum rental payments at December 31, 2013, under agreements classified as operating leases with noncancelable terms in excess of one year are as follows:

(In thousands)	2014	2015	2016	2017	2018	Thereafter
Minimum lease payments	$1,668	$1,478	$983	$718	$418	$8,179

Rental expense under operating leases totaled $2.7 million for 2013, $2.6 million for 2012, and $3.2 million for 2011.

d.

Environmental - MGE Energy and MGE.

Water Quality

Water quality regulations promulgated by the EPA and WDNR in accordance with the Federal Water Pollution Control Act, or more commonly known as the Clean Water Act (CWA), impose restrictions on discharges of various pollutants into surface waters. The CWA also regulates surface water quality issues that affect aquatic life, such as water temperatures, intake structures, and wetlands filling. The CWA also includes discharge standards, which require the use of effluent-treatment processes equivalent to categorical "best practicable" or "best available" technologies. The CWA regulates discharges from "point sources," such as power plants, through establishing discharge limits in water discharge permits. MGE's power plants operate under Wisconsin Pollution Discharge Elimination System (WPDES) permits to ensure compliance with these discharge limits.

EPA Cooling Water Intake Rules (Section 316(b))

Section 316(b) of the CWA requires that the cooling water intake structures at electric power plants meet best available technology standards so that mortality from entrainment (drawing aquatic life into a plant's cooling system) and impingement (trapping aquatic life on screens) are reduced. Section 316(b) is implemented in Wisconsin through modifications to plants' WPDES permits in a timeframe determined by the rule. Although new facilities have been required to meet 316(b) standards for some time, regulations for existing facilities have not yet been finalized but are expected to be issued by EPA in 2014.

The currently proposed rule for existing plants allows for a state permitting agency's discretion in determining best technology available at plants and does not require cooling towers in all instances. Blount and Columbia generating plants are subject to both the impingement and entrainment aspects of the current proposed rule. WCCF is subject to the impingement aspect only. The Elm Road Units met the new facility requirements when it was built. We anticipate that under the current proposed rule, equipment would need to be installed at Blount, WCCF and Columbia to meet the new standards. However it is not presently possible to estimate the potential costs associated with this rule because the rule has not been finalized.

EPA's Proposed Effluent Limitations Guidelines and Standards for Steam Electric Power Generating Point Source Category

In June 2013, the EPA published a proposed rule focusing on the reduction of metals and other pollutants in wastewater from new and existing electric generation plants with a focus on coal-burning plants. The proposed rule regulates wastewater from seven specific wastewater types. The proposed rule is technology-driven in that specific technologies may need to be installed to meet the rule's requirements. Sites that already have these technologies will be deemed to meet the requirements of the rule. The proposed rule as written will likely affect wastewater systems at Columbia and the Elm Road Units.

The EPA has signed a consent decree to finalize the rule by May 2014 and have the rule apply to power plants as they renew their water discharge permits beginning in July 2017. Based on our current evaluation of the proposed rule and its alternatives we may need to add treatments systems or additional equipment at our Elm Road and Columbia facilities. We will have a better understanding of potential costs to MGE once the rule is finalized.

Energy Efficiency and Renewables

The Wisconsin Energy Efficiency and Renewables Act requires that, by 2015, 10% of the state's electricity be generated from renewable resources. MGE is in compliance with the 2015 requirement. The costs to comply with the Act and its accompanying regulations are being recovered in rates.

Air Quality

Federal and state air quality regulations impose restrictions on emission of particulates (PM), sulfur dioxide (SO2), nitrogen oxides (NOx) and other pollutants and require permits for operation of emission sources. These permits have been obtained by MGE and must be renewed periodically. Various initiatives, including interstate pollution transport rules, maximum achievable control technology (MACT) standards, such as the Reciprocating Internal Combustion Engine (RICE) MACT, new source performance standards (NSPS), the Clean Air Visibility Rule (also known as the Regional Haze Rule), and mercury emissions limits are expected to result in additional operating and capital expenditure costs for electric generating units.

Interstate Transport Rules for NOx and SO2

EPA has promulgated three interstate air pollution rules consisting of the NOx SIP Call, the Clean Air Interstate Rule (CAIR) and the Cross-State Air Pollution Rule (CSAPR). These rules were each designed to reduce nitrogen oxide (NOx) and/or sulfur dioxide (SO2) air emissions from EGUs, including EGUs located in Wisconsin and other states. NOx and SO2 interact in the atmosphere to form ambient ozone and fine particulate matter pollution. As explained below, only the CAIR currently affects MGE's generation assets.

In 2000, the U.S. Court of Appeals for the D.C. Circuit held that Wisconsin had been illegally included in a portion of the NOx SIP Call, but stayed the remaining legal challenges to the rule pending EPA's development of additional interstate pollution transport rules. The EPA developed the CAIR to replace the NOx SIP Call, but in 2008, the U.S. Court of Appeals for the D.C. Circuit remanded the CAIR to the EPA with directions to revise or replace the rule. In 2011, the EPA developed CSAPR which the U.S. Court of Appeals for the D.C. Circuit vacated in 2012 with directions that the EPA temporarily reinstate CAIR. That decision was argued before the U.S. Supreme Court in December 2013, and a decision is pending. The CAIR remains effective.

The CAIR generally requires NOx and SO2 emission reductions from fossil fuel-fired EGUs (25 MW or greater) in the eastern half of the United States in two phases and includes a regional cap-and-trade system. Phase I is currently in place. Phase II begins in 2015 and will require regional NOx and SO2 emissions reductions from 2003 levels by 65% and 70%, respectively. MGE owns or has partial ownership in several generation units currently subject to the CAIR: Blount, Columbia, Elm Road Units, and its combustion turbines located in West Marinette and Fitchburg.

Based on our evaluation of Phase II of CAIR, we will be able to meet NOx emissions reductions through using our NOx allowances provided through the rule, and we will meet SO2 emissions reductions through installation of pollution controls. New SO2 controls that will meet or exceed CAIR allowances at Columbia are underway and are planned to be completed by mid-2014 (see the discussion regarding the Columbia environmental project below). MGE expects that any costs incurred to meet Phase II of the CAIR will be fully recoverable through rates. We will continue to monitor the Supreme Court's response to the CSAPR appeals and any actions by the EPA on any new or revised interstate transport rule.

Clean Air Visibility Rule (CAVR)

Air modeling indicates that SO2 and NOx emissions (and to a lesser extent particulate matter) from Columbia may impair visibility at certain Class I Scenic Areas. Columbia may therefore be subject to the best available retrofit technology (BART) regulations, a subsection of the EPA's Clean Air Visibility Rule (CAVR), which may require pollution retrofits. The EPA had proposed that Columbia's compliance with emissions limitations in the CAIR and the CSAPR could also serve as compliance with the BART for SO2 and NOx emissions. However, this proposal is now uncertain because of the D.C. Circuit remanding the CAIR to the EPA and vacating the CSAPR. The Sierra Club has sought federal appellate court review of Wisconsin's implementation plan for the BART portion of CAVR and that appeal has been stayed pending the U.S. Supreme Court's decision on CSAPR. At this time, the BART regulatory obligations, compliance strategies and costs remain uncertain.

Reciprocating Internal Combustion Engines Maximum Achievable Control Technology (RICE MACT)

In January 2013, the EPA finalized amendments to its RICE MACT standard. RICE MACT applies to industrial or electrical engines that are classified as reciprocating internal combustion engines. Engines owned by MGE that would fall under the RICE MACT rule include backup generators and small engines at various locations, including our fleet of distributed generators that serve as electric system backup and emergency dispatch. Our units that currently serve as system or emergency backup will be restricted to emergency operation and limited (50 hours) non-emergency operation annually or will require additional pollution control equipment to run more often. The EPA issued a notice of reconsideration in August 2013 on the 50 hour non-emergency operating limit. MGE is currently installing pollution control equipment on a number of units. MGE will continue to monitor developments regarding potential changes to the number of hours allowed for non-emergency operation.

Mercury and Air Toxics Standards (MATs) for Utility Boilers (Also Referred to as the Maximum Achievable Control Technology or MACT)

In December 2011, the EPA finalized its Mercury and Air Toxics Standards for coal and oil-burning EGU boilers. MATs will require emissions standards for mercury, non-mercury HAPs metals, and acid gases. MGE's Columbia and Elm Road Units are subject to MATs. Wisconsin has a separate mercury rule that will be phased out as MATs is implemented. The Elm Road Unit's current pollution controls and Columbia's planned mercury pollution controls (baghouse and scrubbers) are expected to allow both facilities to comply with the MATs rule (see the discussion regarding Columbia environmental project below).

GHG New Source Performance Standards (NSPS) for New and Existing Electric Generating Units

In a June 2013 directive, President Obama instructed the EPA to re-propose greenhouse gas standards for new power plants, based on comments received on their original rule proposal issued in March 2012, and to finalize those standards in a timely manner. The EPA developed proposed standards for new power plants in September 2013, which would require, if finalized, that new coal-fired units and small natural gas units meet carbon dioxide emission levels significantly below current levels.

The June 2013 directive also instructed the EPA to propose standards, regulations or guidelines for modified, reconstructed and existing power plants under Sections 111(b) and 111(d) of the Clean Air Act no later than June 2014 and to finalize those standards by June 2015. The directive further instructs the EPA to require states to submit implementation plans for this rule by June 30, 2016. It is reasonable to assume that costs of implementation of this rule could be significant depending on the approach taken. We will continue to monitor this rule in 2014.

National Ambient Air Quality Standards (NAAQS)

The EPA has announced that they will be reviewing all of their NAAQS in 2014. Changes in NAAQS can affect the determination as to whether an area is designated as nonattainment, which can affect permitting, capital expenditures and operating costs for emission sources in those nonattainment areas. MGE will be monitoring the outcome of this planned review to evaluate whether changes affect our operations. MGE continues to monitor NAAQS closely because our generation facilities in areas designated as nonattainment for a NAAQS may have additional permitting requirements, including compliance demonstrations and/or equipment installations.

In addition the EPA has developed draft SO2 NAAQS technical documents as guidance to states for classifying areas as attainment or nonattainment. The documents provide guidance for monitoring and/or modeling to determine SO2 levels. We are currently unable to assess operational or capital costs associated with adoption of the final guidance as it has not been adopted by the State of Wisconsin. We will be monitoring State of Wisconsin actions to better evaluate the effect it may have on our Columbia and the Elm Road Units.

Columbia

Based upon current available information, compliance with various environmental requirements and initiatives is expected to result in significant additional operating and capital expenditures at Columbia as noted below.

Columbia Environmental Project

In early 2011, the PSCW issued a Certificate and Order authorizing the construction of scrubbers and bag houses and associated equipment on Columbia Units 1 and 2 to reduce SO2 and mercury emissions. The scrubbers and bag houses are expected to support compliance obligations for current and anticipated air quality regulations, including CAIR, CAIR's eventual replacement, the Mercury and Air Toxics Standards (MATs) and the Wisconsin Mercury Rule. WPL, the plant operator, currently estimates that MGE's share of the capital expenditures required for this project is approximately $135 million. The project is underway and estimated to be completed in mid-2014.

MGE's share of various contractual commitments entered for the project as of December 31, 2013, is $14.7 million. These costs are expected to be capitalized and included in the consolidated balance sheets of MGE Energy and MGE. See Footnote 20 for further information regarding the Columbia environmental construction project.

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

In April 2013, WPL, as owner-operator, along with the other owners of Columbia, entered into a consent decree with the EPA and the Sierra Club to resolve these claims, while admitting no liability. In June 2013, the consent decree was approved and entered by the Court. The consent decree requires installation of the following emission controls at Columbia: scrubbers and baghouses at Columbia Units 1 and 2 by December 31, 2014, and an SCR system at Columbia Unit 2 by December 31, 2018. In addition, the consent decree establishes emission rate limits for SO2, NOx, and particulate matter for Columbia Units 1 and 2. The consent decree also includes annual plant-wide emission caps for SO2 and NOx for Columbia. MGE also paid approximately $0.2 million as its share of a civil penalty and will complete approximately $0.6 million in environmental mitigation projects. MGE intends to seek recovery in rates of the costs associated with its compliance with the terms of the final consent decree and currently expects to recover any material compliance costs.

e.

Legal Matters - MGE Energy and MGE.

MGE is involved in various legal matters that are being defended and handled in the normal course of business. MGE maintains accruals for such costs that are probable of being incurred and subject to reasonable estimation. The accrued amount for these matters is not material to the financial statements.

f.

Elm Road - MGE Energy and MGE.

The warranty periods for both of the Elm Road Units have expired. During 2013, WEPCO and Bechtel (the construction contractor for the Elm Road Units) were working through the outstanding warranty claims. The warranty claim for the costs incurred to repair steam turbine corrosion damage identified on both units was resolved through a binding arbitration in June 2013. Final acceptance of the Elm Road Units occurred in June 2013 after all requirements stated in the contract with Bechtel were satisfied.

g.

Other Commitments.

MGE Energy holds investments in nonpublic entities. From time to time, these entities require additional capital infusions from their investors. MGE Energy has committed to contribute $1.7 million in capital for such infusions. The timing of these infusions is dependent on the needs of the investee and is therefore uncertain at this time.

In addition, MGE Energy has a three year agreement with a venture debt fund expiring in December 2016. MGE Energy has committed to invest up to a total of $1.0 million into this fund. As of December 31, 2013, MGE Energy has $0.5 million remaining in commitments. The timing of infusions is dependent on the needs of the fund and is therefore uncertain at this time.

MGE has several other commitments related to various projects. Payments for these commitments are expected to be as follows:

(In thousands)	2014	2015	2016	2017	2018	Thereafter
Other Commitments	$1,473	$474	$475	$433	$435	$6,961

19.

Asset Retirement Obligations - MGE Energy and MGE.

MGE recorded an obligation for the fair value of its legal liability for asset retirement obligations (AROs) associated with removal of the West Campus Cogeneration Facility and the Elm Road generating units, electric substations, combustion turbine generating units, wind generating facilities, and photovoltaic generating facilities, all of which are located on property not owned by MGE Energy and MGE and would need to be removed upon the ultimate end of the associated leases. The significant conditional AROs identified by MGE included the costs of abandoning in place gas services and mains, the abatement and disposal of equipment and buildings contaminated with asbestos and PCBs, and the proper disposal and removal of tanks, batteries, and underground cable. Changes in management's assumptions regarding settlement dates, settlement methods, or assigned probabilities could have a material effect on the liabilities recorded by MGE at December 31, 2013, as well as the regulatory asset recorded.

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

The following table shows a rollforward of the AROs from January 1, 2012, to December 31, 2013. Amounts include conditional AROs.

(In thousands)	2013	2012
Balance at January 1,	$18,768	$19,173
Liabilities incurred	296	49
Accretion expense	1,015	1,021
Liabilities settled	(744)	(221)
Revisions in estimated cash flows(a)	24	(1,254)
Balance at December 31,	$19,359	$18,768

(a)

In 2012, MGE recorded a decrease in revisions in estimated cash flows of $1.3 million based on revised asbestos abatement estimates.

20.

Columbia Environmental Project Construction - MGE Energy and MGE.

MGE and two other utilities jointly own Columbia, a coal-fired generating facility. WPL is the plant operator and permit holder, and owns 46.2% of Columbia. WPSC owns a 31.8% interest and MGE owns a 22% interest in Columbia. In early 2011, the PSCW issued a Certificate and Order authorizing the construction of scrubbers and bag houses and associated equipment on Columbia Units 1 and 2 to reduce SO2 and mercury emissions. The scrubbers and bag houses are expected to support compliance obligations for current and anticipated air quality regulations, including CAIR, CAIR's eventual replacement, MATS and the Wisconsin Mercury Rule. The operator's current estimate shows that MGE's share of the capital expenditures required for this project is approximately $135 million. As of December 31, 2013, MGE had accumulated $120.9 million (excluding carrying costs) related to its share of the project, which is reflected in the Construction Work in Progress balance on MGE Energy's and MGE's consolidated balance sheets. MGE expects to incur capital expenditures of $14 million in 2014. This amount may change as a result of modifications to the project estimate or timing differences. MGE has recognized $2.7 million and $1.4 million (after tax) in AFUDC equity related to this project for the years ended December 31, 2013 and 2012, respectively.

MGE expects that the costs pertaining to this project will be fully recoverable through rates. For 2012, the PSCW authorized MGE 100% AFUDC on this project during construction. Beginning in 2013, similar to MGE's other utility construction projects, the PSCW authorized MGE a 50% current return (included in customer rates) and the remaining 50% as AFUDC. For 2014, the PSCW authorized MGE 100% AFUDC on this project during construction.

21.

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

Disclosures about Offsetting Assets and Liabilities.

In December 2011, the FASB issued authoritative guidance within the Codification's Balance Sheet topic that provides guidance on disclosures about offsetting assets and liabilities. The new disclosure requirements mandate that entities disclose both gross and net information for instruments and transactions eligible for offset in the balance sheet as well as instruments and transactions subject to a master netting arrangement. In addition, the standard requires disclosure of collateral received and posted in connections with a master netting arrangement. On January 31, 2013, the FASB issued additional authoritative guidance which clarified the scope of disclosures about offsetting assets and liabilities. The revised guidance limits the scope of the new balance sheet offsetting disclosures to derivatives, repurchase agreements, and securities lending transactions to the extent that they are (1) offset in the financial statements or (2) subject to an enforceable master netting arrangement or similar agreement. This authoritative guidance became effective January 1, 2013. The authoritative guidance did not have a financial impact, but required additional disclosures. See Footnote 16 for additional information.

c.

Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.

In February 2013, the FASB issued authoritative guidance within the Codification's Balance Sheet topic that provides guidance on the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. This authoritative guidance became effective January 1, 2014. The authoritative guidance will not have a financial or disclosure impact.

d.

Presentation of an Unrecognized Tax Benefit.

In July 2013, the FASB issued authoritative guidance within the Codification's Income Statement topic that provides guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exist. The authoritative guidance was issued to eliminate diversity in practice by providing guidance on the presentation of unrecognized tax benefits. This authoritative guidance became effective January 1, 2014. The authoritative guidance will not have a financial statement or disclosure impact, unless MGE Energy or its subsidiaries are in a net operating loss position. We do not expect to be in a net operating loss position in 2014.

22.

Segment Information - MGE Energy and MGE.

The electric utility business purchases, generates and distributes electricity, and contracts for transmission service. The gas utility business purchases and distributes natural gas and contracts for the transportation of natural gas. Both the electric and gas segments operate through MGE Energy's principal subsidiary, MGE.

The nonregulated energy operations are conducted through MGE Energy's subsidiaries: MGE Power, MGE Power Elm Road, and MGE Power West Campus. These subsidiaries own and lease electric generating capacity to assist MGE. MGE Power Elm Road has an ownership interest in two coal-fired generating units in Oak Creek, Wisconsin, which are leased to MGE, and MGE Power West Campus owns a controlling interest in the electric generation plant of a natural gas-fired cogeneration facility on the UW campus. MGE Power West Campus's portion is also leased to MGE.

The transmission investment segment invests, through MGE Transco, in ATC, a company that provides electric transmission services primarily in Wisconsin. See Footnote 4 for further discussion of MGE Transco and the investment in ATC.

The "All Others" segment includes: corporate, CWDC, MAGAEL, MGE Construct, NGV Fueling Services, and North Mendota. These entities' operations consist of investing in companies and property which relate to the regulated operations, financing the regulated operations, or owning and operating natural gas compression equipment.

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

Sales between our electric and gas segments are based on PSCW approved tariffed rates. Additionally, intersegment operations related to the leasing arrangement between our electric segment and MGE Power Elm Road/MGE Power West Campus are based on terms previously approved by the PSCW. Consistent with internal reporting, management has presented the direct financing capital leases between MGE and MGE Power Elm Road/MGE Power West Campus based on actual lease payments included in rates. Lease payments made by MGE to MGE Power Elm Road and MGE Power West Campus are shown as operating expenses. The lease payments received by MGE Power Elm Road and MGE Power West Campus from MGE are shown as lease income in interdepartmental revenues. The depreciation expense associated with the Elm Road Units and WCCF is reflected in the nonregulated energy segment.

The following table shows segment information for MGE Energy's and MGE's operations:

(In thousands)	Electric	Gas	Non- Regulated Energy	Transmission Investment	All Others	Consolidation/ Elimination Entries	Consolidated Total
MGE Energy

Year Ended December 31, 2013
Operating revenues	$403,957	$181,462	$5,468	$-	$-	$-	$590,887
Interdepartmental revenues	537	12,629	42,591	-	-	(55,757)	-
Total operating revenues	404,494	194,091	48,059	-	-	(55,757)	590,887
Depreciation and amortization	(25,780)	(5,898)	(7,156)	-	(4)	-	(38,838)
Other operating expenses	(316,277)	(162,661)	(128)	(1)	(752)	55,757	(424,062)
Operating income (loss)	62,437	25,532	40,775	(1)	(756)	-	127,987
Other (deductions) income, net	3,062	59	-	9,434	(1,854)	-	10,701
Interest (expense) income, net	(9,645)	(2,986)	(6,400)	-	107	-	(18,924)
Income (loss) before taxes	55,854	22,605	34,375	9,433	(2,503)	-	119,764
Income tax (provision) benefit	(19,176)	(9,168)	(13,682)	(3,796)	963	-	(44,859)
Net income (loss)	$36,678	$13,437	$20,693	$5,637	$(1,540)	$-	$74,905

Year Ended December 31, 2012
Operating revenues	$392,365	$139,727	$9,231	$-	$-	$-	$541,323
Interdepartmental revenues	487	12,814	34,714	-	-	(48,015)	-
Total operating revenues	392,852	152,541	43,945	-	-	(48,015)	541,323
Depreciation and amortization	(26,031)	(5,569)	(7,107)	-	-	-	(38,707)
Other operating expenses	(300,149)	(136,567)	(121)	-	(1,031)	48,015	(389,853)
Operating income (loss)	66,672	10,405	36,717	-	(1,031)	-	112,763
Other (deductions) income, net	1,145	323	-	9,080	(479)	-	10,069
Interest (expense) income, net	(10,189)	(2,874)	(6,537)	-	133	-	(19,467)
Income (loss) before taxes	57,628	7,854	30,180	9,080	(1,377)	-	103,365
Income tax (provision) benefit	(20,906)	(2,769)	(12,113)	(3,648)	517	-	(38,919)
Net income (loss)	$36,722	$5,085	$18,067	$5,432	$(860)	$-	$64,446

Year Ended December 31, 2011
Operating revenues	$375,858	$165,271	$5,253	$-	$-	$-	$546,382
Interdepartmental revenues	495	12,440	38,148	-	-	(51,083)	-
Total operating revenues	376,353	177,711	43,401	-	-	(51,083)	546,382
Depreciation and amortization	(28,323)	(5,593)	(7,026)	-	-	-	(40,942)
Other operating expenses	(292,080)	(155,444)	(174)	-	(957)	51,083	(397,572)
Operating income (loss)	55,950	16,674	36,201	-	(957)	-	107,868
Other income, net	71	20	-	8,614	509	-	9,214
Interest (expense) income, net	(10,849)	(3,060)	(6,331)	-	78	-	(20,162)
Income (loss) before taxes	45,172	13,634	29,870	8,614	(370)	-	96,920
Income tax (provision) benefit	(15,334)	(5,249)	(11,988)	(3,467)	46	-	(35,992)
Net income (loss)	$29,838	$8,385	$17,882	$5,147	$(324)	$-	$60,928

(In thousands)	Electric	Gas	Non- Regulated Energy	Transmission Investment	Consolidation/ Elimination Entries	Consolidated Total
MGE

Year Ended December 31, 2013
Operating revenues	$403,980	$181,477	$5,468	$-	$-	$590,925
Interdepartmental revenues	514	12,614	42,591	-	(55,719)	-
Total operating revenues	404,494	194,091	48,059	-	(55,719)	590,925
Depreciation and amortization	(25,780)	(5,898)	(7,156)	-	-	(38,834)
Other operating expenses*	(335,059)	(171,717)	(13,810)	(1)	55,719	(464,868)
Operating income (loss)*	43,655	16,476	27,093	(1)	-	87,223
Other (deductions) income, net*	2,668	(53)	-	5,638	-	8,253
Interest expense, net	(9,645)	(2,986)	(6,400)	-	-	(19,031)
Net income	36,678	13,437	20,693	5,637	-	76,445
Less: Net income attributable to
noncontrolling interest, net of tax	-	-	-	-	(27,438)	(27,438)
Net income attributable to MGE	$36,678	$13,437	$20,693	$5,637	$(27,438)	$49,007

Year Ended December 31, 2012
Operating revenues	$392,365	$139,727	$9,231	$-	$-	$541,323
Interdepartmental revenues	487	12,814	34,714	-	(48,015)	-
Total operating revenues	392,852	152,541	43,945	-	(48,015)	541,323
Depreciation and amortization	(26,031)	(5,569)	(7,107)	-	-	(38,707)
Other operating expenses*	(320,701)	(139,236)	(12,234)	-	48,015	(424,156)
Operating income*	46,120	7,736	24,604	-	-	78,460
Other income, net*	791	223	-	5,432	-	6,446
Interest expense, net	(10,189)	(2,874)	(6,537)	-	-	(19,600)
Net income	36,722	5,085	18,067	5,432	-	65,306
Less: net income attributable to
noncontrolling interest, net of tax	-	-	-	-	(24,489)	(24,489)
Net income attributable to MGE	$36,722	$5,085	$18,067	$5,432	$(24,489)	$40,817

Year Ended December 31, 2011
Operating revenues	$375,858	$165,271	$5,253	$-	$-	$546,382
Interdepartmental revenues	495	12,440	38,148	-	(51,083)	-
Total operating revenues	376,353	177,711	43,401	-	(51,083)	546,382
Depreciation and amortization	(28,323)	(5,593)	(7,026)	-	-	(40,942)
Other operating expenses*	(307,193)	(160,631)	(12,162)	-	51,083	(428,903)
Operating income*	40,837	11,487	24,213	-	-	76,537
Other (deductions) income, net*	(150)	(42)	-	5,147	-	4,955
Interest expense, net	(10,849)	(3,060)	(6,331)	-	-	(20,240)
Net income	29,838	8,385	17,882	5,147	-	61,252
Less: Net income attributable to
noncontrolling interest, net of tax	-	-	-	-	(23,970)	(23,970)
Net income attributable to MGE	$29,838	$8,385	$17,882	$5,147	$(23,970)	$37,282

*Amounts are shown net of the related tax expense, consistent with the presentation on the consolidated MGE Income Statement.

The following table shows segment information for MGE Energy's and MGE's assets and capital expenditures:

	Utility			Consolidated
(In thousands)	Electric	Gas	Assets not Allocated	Nonregulated Energy	Transmission Investment	All Others	Consolidation/ Elimination Entries	Total
MGE Energy
Assets:
December 31, 2013	$899,257	$265,694	$19,853	$288,116	$64,504	$431,436	$(389,800)	$1,579,060
December 31, 2012	888,444	285,468	18,559	323,216	61,064	413,291	(403,118)	1,586,924
December 31, 2011	794,738	285,702	32,882	299,421	57,006	401,862	(412,729)	1,458,882
Capital Expenditures:
Year ended Dec. 31, 2013	$100,146	$15,554	$-	$3,347	$-	$-	$-	$119,047
Year ended Dec. 31, 2012	81,965	13,812	-	2,658	-	-	-	98,435
Year ended Dec. 31, 2011	47,206	15,830	-	2,140	-	-	-	65,176

	Utility			Consolidated
(In thousands)	Electric	Gas	Assets not Allocated	Nonregulated Energy	Transmission Investment	Consolidation/ Elimination Entries	Total
MGE
Assets:
December 31, 2013	$899,257	$265,694	$19,853	$288,066	$64,504	$(6,731)	$1,530,643
December 31, 2012	888,444	285,468	18,559	323,166	61,064	(23,050)	1,553,651
December 31, 2011	794,738	285,702	32,882	299,171	57,006	(35,706)	1,433,793
Capital Expenditures:
Year ended Dec. 31, 2013	$100,146	$15,554	$-	$3,347	$-	$-	$119,047
Year ended Dec. 31, 2012	81,965	13,812	-	2,658	-	-	98,435
Year ended Dec. 31, 2011	47,206	15,830	-	2,140	-	-	65,176

23.

Quarterly Summary of Operations - MGE Energy (unaudited).

(In thousands, except per share amounts)	Quarters Ended
2013	March 31	June 30	September 30	December 31
Operating revenues:
Regulated electric revenues	$93,494	$96,846	$119,836	$93,781
Regulated gas revenues	72,467	30,042	18,864	60,089
Nonregulated revenues	1,276	1,400	1,399	1,393
Total Operating Revenues	167,237	128,288	140,099	155,263
Operating expenses	129,609	103,791	100,199	129,301
Operating income	37,628	24,497	39,900	25,962
Interest and other income, net	(1,366)	(1,946)	(855)	(4,056)
Income tax provision	(13,678)	(8,660)	(14,692)	(7,829)
Earnings on common stock	$22,584	$13,891	$24,353	$14,077
Earnings per common share	$0.65	$0.40	$0.70	$0.41
Dividends per share	$0.263	$0.263	$0.272	$0.272
2012
Operating revenues:
Regulated electric revenues	$89,936	$96,339	$118,914	$87,176
Regulated gas revenues	57,019	18,629	16,587	47,492
Nonregulated revenues	2,304	2,253	2,337	2,337
Total Operating Revenues	149,259	117,221	137,838	137,005
Operating expenses	120,815	92,140	97,950	117,655
Operating income	28,444	25,081	39,888	19,350
Interest and other income, net	(2,534)	(2,215)	(1,993)	(2,656)
Income tax provision	(9,862)	(8,596)	(14,253)	(6,208)
Earnings on common stock	$16,048	$14,270	$23,642	$10,486
Earnings per common share	$0.47	$0.41	$0.68	$0.30
Dividends per share	$0.255	$0.255	$0.263	$0.263

Notes:

•

The quarterly results of operations within a year may not be comparable because of seasonal and other factors.

•

The sum of earnings per share of common stock for any four quarters may vary slightly from the earnings per share of common stock for the equivalent twelve-month period due to rounding.

•

MGE Energy's operations are based primarily on its utility subsidiary MGE.

•

Per share amounts for all periods presented reflect the three-for-two stock split declared on December 20, 2013, effective in the form of a stock dividend distributed on February 7, 2014.

24.

Related Party Transactions - MGE Energy and MGE.

ATC

During 2013, 2012, and 2011, MGE recorded $27.7 million, $25.3 million, and $25.0 million, respectively, for transmission services received from ATC. MGE also provides a variety of operational, maintenance, and project management work for ATC, which is reimbursed by ATC. For the years ended December 31, 2013, 2012, and 2011, MGE had a receivable due from ATC of $0.2 million.

For additional discussion on MGE's relationship with ATC, see Footnote 4.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

MGE Energy and MGE

None.

Item 9A. Controls and Procedures.

MGE Energy and MGE

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

During the fourth quarter of 2013, each registrant's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to that registrant, including its subsidiaries, is accumulated and made known to that registrant's management, including its principal executive officer and its principal financial officer, by other employees of that registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, the registrants do not control or manage certain of their unconsolidated entities, and thus, their access and ability to apply their procedures to those entities is more limited than is the case for their consolidated subsidiaries.

As of December 31, 2013, the principal executive officer and principal financial officer of each registrant concluded that such registrant's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective to accomplish their objectives. Each registrant intends to strive continually to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

During the quarter ended December 31, 2013, there were no changes in MGE Energy or MGE's internal controls over financial reporting that materially affected, or are reasonably likely to affect materially, MGE Energy or MGE's internal control over financial reporting.

MGE Energy and MGE

Management of MGE Energy and MGE are required to assess and report on the effectiveness of its internal control over financial reporting as of December 31, 2013. As a result of that assessment, management determined that there were no material weaknesses as of December 31, 2013 and, therefore, concluded that MGE Energy and MGE's internal control over financial reporting was effective. Management's Report on Internal Control Over Financial Reporting is included in Item 8. - Financial Statements and Supplementary Data.

Item 9B. Other Information.

MGE Energy

None.

PART III.

Item 10. Directors, Executive Officers, and Corporate Governance.

MGE Energy

The information required by Item 10 relating to directors and nominees for election as directors at MGE Energy's annual meeting of shareholders is incorporated herein by reference to the information under the heading "ELECTION OF DIRECTORS" in MGE Energy's definitive proxy statement (2014 Proxy Statement) to be filed with the SEC on or before March 28, 2014. Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the information under the heading "BENEFICIAL OWNERSHIP - Section 16(a) Beneficial Ownership Reporting Compliance" in the 2014 Proxy Statement.

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

Item 11. Executive Compensation.

See Item 12.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

MGE Energy

The required information for Items 11 and 12 is included in the 2014 Proxy Statement, which will be filed with the SEC on or before March 28, 2014, under the section "EXECUTIVE COMPENSATION," not including "Compensation Committee Report," and "Company Performance," and under the section "BENEFICIAL OWNERSHIP," which is incorporated herein by reference.

MGE Energy does not have or maintain any equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

MGE Energy

The information required by Item 13 is incorporated by reference herein from the "BOARD OF DIRECTORS INFORMATION" section in the 2014 Proxy Statement, which will be filed with the SEC on or before March 28, 2014.

Item 14. Principal Accounting Fees and Services.

MGE Energy

The information required by Item 14 is incorporated herein by reference to the information under the heading "RATIFICATION OF PRICEWATERHOUSECOOPERS LLP AS OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM" in the 2014 Proxy Statement, which will be filed with the SEC on or before March 28, 2014.

MGE

Independent Registered Public Accounting Firm Fees Disclosure

	2013	2012
Audit Fees:
Audit of financial statements and internal controls	$735,399	$650,661
Review of SEC filings, comfort letters and comment letters	-	7,034
Total Audit Fees	$735,399	$657,695

Audit-Related Fees:
Services rendered for Department of Energy grant compliance audit	$50,000	$45,901
Services rendered for utility commission-mandated obligations	50,000	36,000
Total Audit-Related Fees	$100,000	$81,901

Tax Fees:
Services rendered on prefunding postretirement prescription drug benefit	$2,300	$77,700
Services rendered to change tax method of accounting for repairs	-	74,938
Review of federal and state income tax returns	43,113	37,893
Services rendered on bonus depreciation	-	34,450
Total Tax Fees	$45,413	$224,981

All Other Fees:
Power Plant system implementation assurance review	$106,687	$80,139
Generation projects advisory services	83,885	1,750
Fee to access online accounting standards library	3,600	3,600
Total All Other Fees	$194,172	$85,489

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

PART IV.

Item 15. Exhibits and Financial Statement Schedules.

(a) 1. Financial Statements.

MGE Energy
Report of Independent Registered Public Accounting Firm	47
Consolidated Statements of Income for the years ended December 31, 2013, 2012, and 2011	49
Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012, and 2011	49
Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012, and 2011	50
Consolidated Balance Sheets as of December 31, 2013 and 2012	51
Consolidated Statements of Common Equity as of December 31, 2013, 2012, and 2011	52
Notes to Consolidated Financial Statements	57

MGE
Report of Independent Registered Public Accounting Firm	48
Consolidated Statements of Income for the years ended December 31, 2013, 2012, and 2011	53
Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012, and 2011	53
Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012, and 2011	54
Consolidated Balance Sheets as of December 31, 2013 and 2012	55
Consolidated Statements of Common Equity as of December 31, 2013, 2012, and 2011	56
Notes to Consolidated Financial Statements	57

2.

Financial Statement Schedule.

Schedule I – Condensed Parent Company Financial Statements.

Schedule II – Valuation and Qualifying Accounts for MGE Energy, Inc. and Madison Gas and Electric Company.

All other schedules have been omitted because they are not applicable or not required, or because the required information is shown in the consolidated financial statements or notes thereto.

3.

All Exhibits Including Those Incorporated by Reference.

Exhibits. Several of the following exhibits are incorporated herein by reference under Rule 12b-32 of the Securities Exchange Act of 1934, as amended, as indicated by the parenthetical reference. Several other instruments, which would otherwise be required to be listed below, have not been so listed because those instruments do not authorize securities in an amount that exceeds 10% of the total assets of the applicable registrant and its subsidiaries on a consolidated basis. The relevant registrant agrees to furnish a copy of any instrument that was so omitted on that basis to the Commission upon request.

3.1

Amended and Restated Articles of Incorporation of MGE Energy, Inc. (Exhibit 3.1 to MGE Energy's Registration Statement on Form S-4, Registration No. 333-72694.)

3.2

Amended and Restated Bylaws of MGE Energy, Inc. (Exhibit 3.2 to MGE Energy's Registration Statement on Form S-4, Registration No. 333-72694.)

3.3

Restated Articles of Incorporation of Madison Gas and Electric Company as in effect at October 25, 2012. (Exhibit 3.1 to Form 8-K dated October 25, 2012, File No. 0-1125.)

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

4.2

Supplemental Indenture dated as of February 1, 1993 to aforementioned Indenture of Mortgage and Deed of Trust. (Exhibit 4F to Form 10-K for year ended December 31, 1992, File No. 0-1125.)

104

4.3

Indenture between Madison Gas and Electric Company and The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One, N.A.), as Trustee, dated as of September 1, 1998. (Exhibit 4B to Form 10-K for year ended December 31, 1999, File No. 0-1125.)

10.1

Credit Agreement dated as of July 30, 2010, among MGE Energy, Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent. (Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2010, File No. 0-49965.)

10.2

Third Amendment dated as of June 19, 2013, to Credit Agreement dated as of July 30, 2010, among MGE Energy, Inc., various financial institutions, and JPMorgan Chase Bank, N.A., as Administrative Agent. (Exhibit 10.1 to Form 8-K dated June 27, 2013, File No. 0-49965.)

10.3

Credit Agreement dated as of July 30, 2010, among Madison Gas and Electric Company, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent. (Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2010, File No. 0-1125.)

10.4

Third Amendment dated as of June 19, 2013, to Credit Agreement dated as of July 30, 2010, among Madison Gas and Electric Company, various financial institutions, and JPMorgan Chase Bank, N.A., as Administrative Agent. (Exhibit 10.2 to Form 8-K dated June 27, 2013, File No. 0-1125.)

10.5

Copy of Joint Power Supply Agreement with Wisconsin Power and Light Company and Wisconsin Public Service Corporation dated February 2, 1967. (Exhibit 4.09 to Registration Statement, Registration No. 2-27308.)

10.6

Copy of Joint Power Supply Agreement (Exclusive of Exhibits) with Wisconsin Power and Light Company and Wisconsin Public Service Corporation dated July 26, 1973. (Exhibit 5.04A to Registration Statement, Registration No. 2-48781.)

10.7

Copy of Amended and Restated Agreement for Construction and Operation of Columbia Generating Plant dated January 17, 2007. (Exhibit 10.9 to Form 10-K for the year ended December 31, 2006, File No. 0-1125.)

10.8

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

105

10.14

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

10.21

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

106

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

10.28*

Form of Severance Agreement. (Exhibit 10.37 to Form 10-K for the year ended December 31, 2008, File No. 0-49965.)

10.29*

Form of Amendment to Severance Agreement. (Exhibit 10.29 to Form 10-K for the year ended December 31, 2010, File No. 0-49965.)

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

10.32*

Form of Income Continuation Agreement. (Exhibit 10.40 to Form 10-K for the year ended December 31, 2008, File No. 0-49965.)

10.33*

MGE Energy, Inc., 2006 Performance Unit Plan. (Exhibit 10.41 to Form 10-K for the year ended December 31, 2008, File No. 0-49965.)

10.34*

Amendment Number One to MGE Energy, Inc., 2006 Performance Unit Plan, dated March 18, 2011. (Exhibit 10.2 to Form 8-K dated March 24, 2011, File No. 0-49965.)

10.35*

Form of Performance Unit Award Agreement. (Exhibit 10.42 to Form 10-K for the year ended December 31, 2008, File No. 0-49965.)

10.36*

Form of Amendment to Performance Unit Award Agreement. (Exhibit 10.1 to Form 8-K dated April 15, 2011, File No. 0-49965.)

10.37*

MGE Energy, Inc., 2013 Director Incentive Plan.

10.38*

Form of 2013 Director Incentive Plan Award Agreement.

12

Statements regarding computation of ratio of earnings to fixed charges:

12.1

MGE Energy, Inc.

12.2

Madison Gas and Electric Company

21

Subsidiaries of MGE Energy, Inc.

23

Consent of Independent Registered Public Accounting Firm

23.1

MGE Energy, Inc.

23.2

Madison Gas and Electric Company

31

Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 as to the Annual Report on Form 10-K for the year ended December 31, 2013, filed by the following officers for the following companies:

31.1

Filed by Gary J. Wolter for MGE Energy, Inc.

31.2

Filed by Jeffrey C. Newman for MGE Energy, Inc.

31.3

Filed by Gary J. Wolter for Madison Gas and Electric Company

31.4

Filed by Jeffrey C. Newman for Madison Gas and Electric Company

107

32

Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) as to the Annual Report on Form 10-K for the year ended December 31, 2013, filed by the following officers for the following companies:

32.1

Filed by Gary J. Wolter for MGE Energy, Inc.

32.2

Filed by Jeffrey C. Newman for MGE Energy, Inc.

32.3

Filed by Gary J. Wolter for Madison Gas and Electric Company

32.4

Filed by Jeffrey C. Newman for Madison Gas and Electric Company

101

Interactive Data Files:

101.INS

XBRL Instance

101.SCH

XBRL Taxonomy Extension Schema

101.CAL

XBRL Taxonomy Extension Calculation

101.DEF

XBRL Taxonomy Extension Definition

101.LAB

XBRL Taxonomy Extension Labels

101.PRE

XBRL Taxonomy Extension Presentation

*

Indicates a management contract or compensatory plan or arrangement.

108

Schedule I

Condensed Parent Company Financial Statements

MGE Energy, Inc.

Statements of Comprehensive Income

(Parent Company Only)

(In thousands)

	For the years ended December 31,
	2013	2012	2011
Operating Expenses:
Other operations and maintenance	$613	$649	$718
Total Operating Expenses	613	649	718
Operating Loss	(613)	(649)	(718)
Equity in earnings of investments	76,362	65,132	61,075
Other income/(loss), net	(1,863)	(496)	505
Other interest	55	45	(22)
Income before income taxes	73,941	64,032	60,840
Income tax provision	964	414	88
Net Income	74,905	64,446	60,928
Other Comprehensive Income (Loss), Net of Tax:
Unrealized gain (loss) on available-for-sale securities, net of
tax ($189, $12, and $10)	283	(18)	(15)
Reclassification of realized gain on available-for-sale
securities, net of tax ($-, $-, and $10)	-	-	(15)
Comprehensive Income	$75,188	$64,428	$60,898
The accompanying notes are an integral part of the above consolidated financial statements.

MGE Energy, Inc.

Statements of Cash Flows

(Parent Company Only)

(In thousands)

	For the years ended December 31,
	2013	2012	2011
Net Cash Flows Provided by Operating Activities	$53,952	$49,819	$50,696
Investing Activities:
Return of investment - affiliates	-	-	30,000
Other investing	(2,425)	(1,558)	(3,022)
Cash Provided by (Used for) Investing Activities	(2,425)	(1,558)	26,978
Financing Activities:
Cash dividends paid on common stock	(37,107)	(35,951)	(35,026)
Change in short-term debt	-	-	(19,000)
Other financing	(97)	(49)	-
Cash Used for Financing Activities	(37,204)	(36,000)	(54,026)
Change in Cash and Cash Equivalents:	14,323	12,261	23,648
Cash and cash equivalents at beginning of period	36,881	24,620	972
Cash and cash equivalents at end of period	$51,204	$36,881	$24,620
The accompanying notes are an integral part of the above consolidated financial statements.

109

Schedule I

Condensed Parent Company Financial Statements (continued)

MGE Energy, Inc.

Balance Sheets

(Parent Company Only)

(In thousands)

	At December 31,
ASSETS	2013	2012
Current Assets:
Cash and cash equivalents	$51,204	$36,881
Accounts receivable, net:
Accounts receivable from affiliates	125	795
Prepaid taxes and other	1,015	451
Total Current Assets	52,344	38,127
Other deferred assets and other	157	129
Investments:
Investments in affiliates	583,435	556,911
Other investments	948	787
Total Investments	584,383	557,698
Total Assets	$636,884	$595,954

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable to affiliates	$530	$603
Accrued taxes	4,297	4,164
Other current liabilities	3,076	1,148
Total Current Liabilities	7,903	5,915
Other Credits:
Deferred income taxes	5,646	4,228
Accounts payable to affiliates	5,825	6,382
Total Other Credits	11,471	10,610
Shareholders' Equity:
Common shareholders' equity	350,936	350,936
Retained income	266,197	228,399
Other comprehensive income	377	94
Total Shareholders' Equity	617,510	579,429
Commitments and contingencies (see Footnote 18)	-	-
Total Liabilities and Shareholders' Equity	$636,884	$595,954
The accompanying notes are an integral part of the above consolidated financial statements.

110

Schedule I

Condensed Parent Company Financial Statements (continued)

Notes to Condensed Financial Statements

(Parent Company Only)

1.

Basis of Presentation.

MGE Energy is a holding company and conducts substantially all of its business operations through its subsidiaries. For Parent Company only presentation, investment in subsidiaries are accounted for using the equity method. These condensed Parent Company financial statements and related notes have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X. These statements should be read in conjunction with the financial statements and the notes in Item 8. Financial Statements and Supplementary Data of the Annual Report on Form 10-K for the year ended December 31, 2013.

2.

Credit Agreements.

As of December 31, 2013, MGE Energy had access to an unsecured, committed credit facility with aggregate bank commitments of $50.0 million. At December 31, 2013, no borrowings were outstanding under this facility.

See Footnote 10 of the Notes to Consolidated Financial Statements for further information regarding MGE Energy's credit agreements.

3.

Commitments and Contingencies.

See Footnote 18 of the Notes to Consolidated Financial Statements for commitments and contingencies.

4.

Dividends from Affiliates.

	Dividends from Affiliates
(In thousands)	2013	2012	2011
MGE	$25,000	$20,404	$26,648
MGE Construct	-	239	-
MGE Power Elm Road	17,300	16,000	43,000
MGE Power	-	200	-
MGE Power West Campus	9,250	7,500	9,500
MGE Transco	816	-	-
Total	$52,366	$44,343	$79,148

Dividend Restrictions

Dividend payments by MGE to MGE Energy are subject to restrictions arising under a PSCW rate order and, to a lesser degree, MGE's first mortgage bonds. The PSCW order restricts any dividends that MGE may pay MGE Energy if its common equity ratio, calculated in the manner used in the rate proceeding, is less than 55%. MGE's thirteen month rolling average common equity ratio at December 31, 2013, is 57.6% as determined under the calculation used in the rate proceeding. MGE paid cash dividends of $25.0 million to MGE Energy in 2013. The rate proceeding calculation includes as indebtedness imputed amounts for MGE's outstanding purchase power capacity payments and other PSCW adjustments, but does not include the indebtedness associated with MGE Power Elm Road or MGE Power West Campus, which are consolidated into MGE's financial statements but are not direct obligations of MGE.

MGE has covenanted with the holders of its first mortgage bonds not to declare or pay any dividend or make any other distribution on or purchase any shares of its common stock unless, after giving effect thereto, the aggregate amount of all such dividends and distributions and all amounts applied to such purchases, after December 31, 1945, shall not exceed the earned surplus (retained earnings) accumulated subsequent to December 31, 1945. As of December 31, 2013, approximately $305.6 million was available for the payment of dividends under this covenant.

See Footnotes 9 and 10 of the Notes to Consolidated Financial Statement for long-term debt and lines of credit dividend restrictions.

Stock Split

On December 20, 2013, MGE Energy's Board of Directors declared a three-for-two stock split of MGE Energy's common stock in the form of a stock dividend. The additional shares were distributed February 7, 2014 to all shareholders of record as of January 24, 2014. All share and per share data provided in this report give effect to this stock split.

111

Schedule II

MGE Energy, Inc. and Madison Gas and Electric Company

Valuation and Qualifying Accounts

		Additions
	Balance at beginning of period	(1) Charged to costs and expenses	(2) Charged to other accounts	Net Accounts written off	Balance at end of period

Fiscal Year 2011:
Accumulated provision for uncollectibles	$4,588,675	2,174,729	49,500	(2,712,571)	$4,100,333

Fiscal Year 2012:
Accumulated provision for uncollectibles	$4,100,333	2,825,300	44,400	(2,153,915)	$4,816,118

Fiscal Year 2013:
Accumulated provision for uncollectibles	$4,816,118	2,373,342	37,200	(2,256,949)	$4,969,711

112

Signatures - MGE Energy, Inc.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

MGE Energy, Inc.
(Registrant)

Date: February 27, 2014	/s/ Gary J. Wolter
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2014.

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

113

Signatures - Madison Gas and Electric Company

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Madison Gas and Electric Company
(Registrant)

Date: February 27, 2014	/s/ Gary J. Wolter
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2014.

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

114