Form 10-Q
period 2014-06-30
MGE ENERGY INC; MADISON GAS & ELECTRIC CO
filed 2014-08-06
CIK 1161728, 61339

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:

June 30, 2014

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

	Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer	Smaller Reporting Company
MGE Energy, Inc.	X
Madison Gas and Electric Company			X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

MGE Energy, Inc. and Madison Gas and Electric Company: Yes [ ] No [X]

Number of Shares Outstanding of Each Class of Common Stock as of July 31, 2014
MGE Energy, Inc.	Common stock, $1.00 par value, 34,668,370 shares outstanding.
Madison Gas and Electric Company	Common stock, $1.00 par value, 17,347,894 shares outstanding (all of which are owned beneficially and of record by MGE Energy, Inc.).

Table of Contents

PART I. FINANCIAL INFORMATION.

3

Filing Format

3

Forward-Looking Statements

3

Stock Split

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

14

Notes to Consolidated Financial Statements (unaudited)

14

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

31

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

44

Item 4. Controls and Procedures.

46

PART II. OTHER INFORMATION.

47

Item 1. Legal Proceedings.

47

Item 1A. Risk Factors.

47

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

47

Item 4. Mine Safety Disclosures.

48

Item 6. Exhibits.

48

Signatures - MGE Energy, Inc.

49

Signatures - Madison Gas and Electric Company

50

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

The factors that could cause actual results to differ materially from the forward-looking statements made by a registrant include (a) those factors discussed in the Registrants' 2013 Annual Report on Form 10-K: Item 1A. Risk Factors, as updated by Part II. Item 1A. Risk Factors in this Report, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, as updated by Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations in this report, and Item 8. Financial Statements and Supplementary Data – Note 18, as updated by Part I, Item 1. Financial Statements – Note 8 in this report, and (b) other factors discussed herein and in other filings made by that registrant with the SEC.

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

Definitions, Abbreviations, and Acronyms Used in the Text and Notes of this Report

Abbreviations, acronyms, and definitions used in the text and notes of this report are defined below.

MGE Energy and Subsidiaries:

CWDC	Central Wisconsin Development Corporation
MAGAEL	MAGAEL, LLC
MGE	Madison Gas and Electric Company
MGE Energy	MGE Energy, Inc.
MGE Power	MGE Power, LLC
MGE Power Elm Road	MGE Power Elm Road, LLC
MGE Power West Campus	MGE Power West Campus, LLC
MGE Transco	MGE Transco Investment, LLC
NGV Fueling Services	NGV Fueling Services, LLC
North Mendota	North Mendota Energy & Technology Park, LLC

Other Defined Terms:

AFUDC	Allowance for Funds Used During Construction
ATC	American Transmission Company LLC
Blount	Blount Station
CA	Certificate of Authority
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CAVR	Clean Air Visibility Rule
CCC	Closed Cycle Cooling
CCR	Coal Combustion Residual
Codification	Financial Accounting Standards Board Accounting Standards Codification
Columbia	Columbia Energy Center
Cooling degree days	Measure of the extent to which the average daily temperature is above 65 degrees Fahrenheit, which is considered an indicator of possible increased demand for energy to provide cooling
CSAPR	Cross-State Air Pollution Rule
Dth	Dekatherms, a quantity measure used in respect of natural gas
EGUs	Electric Generating Units
Elm Road Units	Elm Road Generating Station
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FTR	Financial Transmission Rights
GHG	Greenhouse Gas
Heating degree days (HDD)	Measure of the extent to which the average daily temperature is below 65 degrees Fahrenheit, which is considered an indicator of possible increased demand for energy to provide heating
IRS	Internal Revenue Service
kWh	Kilowatt-hour, a measure of electric energy produced
MACT	Maximum Achievable Control Technology
MATS	Mercury and Air Toxics Standards
MISO	Midcontinent Independent System Operator (a regional transmission organization)
MW	Megawatt, a measure of electric energy generating capacity
MWh	Megawatt-hour, a measure of electric energy produced
NAAQS	National Ambient Air Quality Standards
NOL	Net Operating Loss
NOV	Notice of Violation
NOx	Nitrogen Oxides
NSPS	New Source Performance Standards
PGA	Purchased Gas Adjustment clause, a regulatory mechanism used to reconcile natural gas costs recovered in rates to actual costs
PJM	PJM Interconnection, LLC (a regional transmission organization)

PPA	Purchased power agreement
PSCW	Public Service Commission of Wisconsin
PSD	Prevention of Significant Deterioration
RICE	Reciprocating Internal Combustion Engine
SCR	Selective Catalytic Reduction
SEC	Securities and Exchange Commission
SIP	State Implementation Plan
SO2	Sulfur Dioxide
the State	State of Wisconsin
Stock Plan	Direct Stock Purchase and Dividend Reinvestment Plan of MGE Energy
UW	University of Wisconsin at Madison
VIE	Variable Interest Entity
WCCF	West Campus Cogeneration Facility
WDNR	Wisconsin Department of Natural Resources
WEPCO	Wisconsin Electric Power Company
Working capital	Current assets less current liabilities
WPL	Wisconsin Power and Light Company
WPSC	Wisconsin Public Service Corporation
XBRL	eXtensible Business Reporting Language

Item 1. Financial Statements.

MGE Energy, Inc.

Consolidated Statements of Income (unaudited)

(In thousands, except per-share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,

	2014	2013	2014	2013
Operating Revenues:
Regulated electric revenues	$96,697	$96,846	$195,549	$190,340
Regulated gas revenues	31,218	30,042	141,931	102,509
Nonregulated revenues	850	1,400	1,530	2,676
Total Operating Revenues	128,765	128,288	339,010	295,525

Operating Expenses:
Fuel for electric generation	11,866	9,810	25,998	20,570
Purchased power	18,921	21,051	37,476	39,256
Cost of gas sold	18,132	16,748	96,640	61,440
Other operations and maintenance	40,208	41,887	80,680	83,536
Depreciation and amortization	10,069	9,530	19,815	19,154
Other general taxes	5,128	4,765	9,989	9,444
Total Operating Expenses	104,324	103,791	270,598	233,400
Operating Income	24,441	24,497	68,412	62,125

Other income, net	3,548	2,711	8,100	6,020
Interest expense, net	(4,868)	(4,657)	(9,409)	(9,332)
Income before income taxes	23,121	22,551	67,103	58,813
Income tax provision	(9,034)	(8,660)	(25,299)	(22,338)
Net Income	$14,087	$13,891	$41,804	$36,475

Earnings Per Share of Common Stock
(basic and diluted)	$0.41	$0.40	$1.21	$1.05

Dividends per share of common stock	$0.272	$0.263	$0.543	$0.527

Weighted Average Shares Outstanding
(basic and diluted)	34,668	34,668	34,668	34,668

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Comprehensive Income (unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,

	2014	2013	2014	2013
Net Income	$14,087	$13,891	$41,804	$36,475
Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on available-for-sale
securities, net of tax ($31 and ($50), and $26 and
($93), respectively)	(46)	75	(39)	140
Comprehensive Income	$14,041	$13,966	$41,765	$36,615

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Six Months Ended June 30,

	2014	2013
Operating Activities:
Net income	$41,804	$36,475
Items not affecting cash:
Depreciation and amortization	19,815	19,154
Deferred income taxes	15,110	20,484
Provision for doubtful receivables	984	1,084
Employee benefit plan expenses	(555)	6,558
Equity earnings in ATC	(4,883)	(4,705)
Other items	(1,077)	547
Changes in working capital items:
Decrease in current assets	17,349	17,350
Decrease in current liabilities	(5,840)	(5,517)
Dividend income from ATC	3,835	3,638
Cash contributions to pension and other postretirement plans	(1,633)	(31,507)
Other noncurrent items, net	(229)	2,567
Cash Provided by Operating Activities	84,680	66,128

Investing Activities:
Capital expenditures	(42,272)	(63,137)
Capital contributions to investments	(1,225)	(950)
Other	(1,123)	(458)
Cash Used for Investing Activities	(44,620)	(64,545)

Financing Activities:
Cash dividends paid on common stock	(18,840)	(18,264)
Repayment of long-term debt	(2,042)	(1,333)
Increase in short-term debt	-	14,000
Other	(80)	(10)
Cash Used for Financing Activities	(20,962)	(5,607)

Change in cash and cash equivalents	19,098	(4,024)
Cash and cash equivalents at beginning of period	68,813	46,357
Cash and Cash Equivalents at End of Period	$87,911	$42,333

Supplemental disclosures of cash flow information:
Significant noncash investing activities:
Accrued capital expenditures	$9,442	$13,249

The accompanying notes are an integral part of the unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Balance Sheets (unaudited)

(In thousands)

ASSETS	June 30, 2014	December 31, 2013
Current Assets:
Cash and cash equivalents	$87,911	$68,813
Accounts receivable, less reserves of $4,537 and $4,219, respectively	37,685	44,890
Other accounts receivable, less reserves of $534 and $750, respectively	5,390	5,352
Unbilled revenues	22,688	31,982
Materials and supplies, at average cost	17,991	16,662
Fossil fuel	4,410	5,206
Stored natural gas, at average cost	12,061	13,988
Prepaid taxes	17,420	19,106
Regulatory assets - current	3,563	6,377
Other current assets	9,663	8,225
Total Current Assets	218,782	220,601
Regulatory assets	98,268	107,166
Pension benefits	16,985	15,071
Other deferred assets and other	6,337	8,046
Property, Plant, and Equipment:
Property, plant, and equipment, net	1,112,755	1,018,809
Construction work in progress	73,710	141,415
Total Property, Plant, and Equipment	1,186,465	1,160,224
Investments	70,126	67,952
Total Assets	$1,596,963	$1,579,060

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$4,141	$4,102
Accounts payable	43,078	43,684
Accrued interest and taxes	4,902	5,661
Accrued payroll related items	8,790	10,731
Deferred income taxes	1,267	1,711
Regulatory liabilities - current	10,021	13,538
Derivative liabilities	6,300	7,750
Other current liabilities	8,139	9,489
Total Current Liabilities	86,638	96,666
Other Credits:
Deferred income taxes	302,337	284,791
Investment tax credit - deferred	1,294	1,413
Regulatory liabilities	21,566	19,792
Accrued pension and other postretirement benefits	49,944	49,184
Derivative liabilities	45,490	57,930
Other deferred liabilities and other	51,993	52,360
Total Other Credits	472,624	465,470
Capitalization:
Common shareholders' equity	640,355	617,510
Long-term debt	397,346	399,414
Total Capitalization	1,037,701	1,016,924
Commitments and contingencies (see Footnote 8)	-	-
Total Liabilities and Capitalization	$1,596,963	$1,579,060

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Common Equity (unaudited)

(In thousands, except per-share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total

	Shares	Value
2013
Beginning balance - December 31, 2012	34,668	$34,668	$316,268	$228,399	$94	$579,429
Net income				36,475		36,475
Other comprehensive income (loss)					140	140
Common stock dividends declared
($0.527 per share)				(18,264)		(18,264)
Ending balance - June 30, 2013	34,668	$34,668	$316,268	$246,610	$234	$597,780

2014
Beginning balance - December 31, 2013	34,668	$34,668	$316,268	$266,197	$377	$617,510
Net income				41,804		41,804
Other comprehensive income (loss)					(39)	(39)
Common stock dividends declared
($0.543 per share)				(18,840)		(18,840)
Cash in lieu of fractional shares related
to stock split				(80)		(80)
Ending balance - June 30, 2014	34,668	$34,668	$316,268	$289,081	$338	$640,355

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Income (unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,

	2014	2013	2014	2013
Operating Revenues:
Regulated electric revenues	$96,702	$96,846	$195,560	$190,340
Regulated gas revenues	31,223	30,042	141,941	102,509
Nonregulated revenues	850	1,400	1,530	2,676
Total Operating Revenues	128,775	128,288	339,031	295,525

Operating Expenses:
Fuel for electric generation	11,868	9,810	26,002	20,570
Purchased power	18,925	21,051	37,483	39,256
Cost of gas sold	18,137	16,748	96,650	61,440
Other operations and maintenance	39,967	41,639	80,284	83,143
Depreciation and amortization	10,058	9,530	19,792	19,154
Other general taxes	5,128	4,765	9,989	9,444
Income tax provision	7,918	7,569	22,842	20,439
Total Operating Expenses	112,001	111,112	293,042	253,446
Operating Income	16,774	17,176	45,989	42,079

Other Income and Deductions:
AFUDC - equity funds	1,101	730	3,051	1,326
Equity in earnings in ATC	2,402	2,309	4,883	4,705
Income tax provision	(1,142)	(1,141)	(2,406)	(1,922)
Other income, net	(82)	(430)	(240)	(289)
Total Other Income and Deductions	2,279	1,468	5,288	3,820
Income before interest expense	19,053	18,644	51,277	45,899

Interest Expense:
Interest on long-term debt	5,240	4,919	10,489	9,847
Other interest, net	33	1	8	(36)
AFUDC - borrowed funds	(363)	(241)	(1,006)	(437)
Net Interest Expense	4,910	4,679	9,491	9,374
Net Income	$14,143	$13,965	$41,786	$36,525
Less Net Income Attributable to Noncontrolling
Interest, net of tax	(6,621)	(6,860)	(13,131)	(13,686)
Net Income Attributable to MGE	$7,522	$7,105	$28,655	$22,839

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Comprehensive Income (unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,

	2014	2013	2014	2013
Net Income	$14,143	$13,965	$41,786	$36,525
Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on available-for-sale
securities, net of tax ($77 and ($1), and $66 and
($19), respectively)	(116)	1	(98)	28
Comprehensive Income	$14,027	$13,966	$41,688	$36,553
Less: Comprehensive Income Attributable to
Noncontrolling Interest, net of tax	(6,621)	(6,860)	(13,131)	(13,686)
Comprehensive Income Attributable to MGE	$7,406	$7,106	$28,557	$22,867

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Six Months Ended June 30,

	2014	2013
Operating Activities:
Net income	$41,786	$36,525
Items not affecting cash:
Depreciation and amortization	19,792	19,154
Deferred income taxes	14,566	19,804
Provision for doubtful receivables	984	1,084
Employee benefit plan expenses	(555)	6,558
Equity earnings in ATC	(4,883)	(4,705)
Other items	(812)	817
Changes in working capital items:
Decrease in current assets	17,169	17,013
Decrease in current liabilities	(3,536)	(5,295)
Dividend income from ATC	3,835	3,638
Cash contributions to pension and other postretirement plans	(1,633)	(31,507)
Other noncurrent items, net	(321)	2,516
Cash Provided by Operating Activities	86,392	65,602

Investing Activities:
Capital expenditures	(42,272)	(63,137)
Capital contributions to investments	(1,065)	(710)
Other	(1,014)	(422)
Cash Used for Investing Activities	(44,351)	(64,269)

Financing Activities:
Cash dividends paid to parent by MGE	(16,750)	-
Distributions to parent from noncontrolling interest	(12,838)	(15,750)
Equity contribution received by noncontrolling interest	1,065	710
Repayment of long-term debt	(2,042)	(1,333)
Increase in short-term debt	-	14,000
Cash Used for Financing Activities	(30,565)	(2,373)

Change in cash and cash equivalents	11,476	(1,040)
Cash and cash equivalents at beginning of period	14,808	6,350
Cash and Cash Equivalents at End of Period	$26,284	$5,310

Supplemental disclosures of cash flow information:
Significant noncash investing activities:
Accrued capital expenditures	$9,442	$13,249

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Balance Sheets (unaudited)

(In thousands)

ASSETS	June 30, 2014	December 31, 2013
Current Assets:
Cash and cash equivalents	$26,284	$14,808
Accounts receivable, less reserves of $4,537 and $4,219, respectively	37,685	44,890
Affiliate receivables	611	534
Other accounts receivable, less reserves of $534 and $750, respectively	5,329	5,274
Unbilled revenues	22,688	31,982
Materials and supplies, at average cost	17,991	16,662
Fossil fuel	4,410	5,206
Stored natural gas, at average cost	12,061	13,988
Prepaid taxes	22,315	23,934
Regulatory assets - current	3,563	6,377
Other current assets	9,654	8,197
Total Current Assets	162,591	171,852
Affiliate receivable long-term	5,560	5,825
Regulatory assets	98,268	107,166
Pension benefits	16,985	15,071
Other deferred assets and other	4,381	6,138
Property, Plant, and Equipment:
Property, plant, and equipment, net	1,111,845	1,017,877
Construction work in progress	73,710	141,415
Total Property, Plant, and Equipment	1,185,555	1,159,292
Investments	67,249	65,299
Total Assets	$1,540,589	$1,530,643

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$4,141	$4,102
Accounts payable	43,077	43,684
Accrued interest and taxes	4,893	6,040
Accrued payroll related items	8,790	10,731
Deferred income taxes	2,279	2,723
Regulatory liabilities - current	10,021	13,538
Derivative liabilities	6,300	7,750
Other current liabilities	7,789	6,446
Total Current Liabilities	87,290	95,014
Other Credits:
Deferred income taxes	296,047	279,085
Investment tax credit - deferred	1,294	1,413
Regulatory liabilities	21,566	19,792
Accrued pension and other postretirement benefits	49,944	49,184
Derivative liabilities	45,490	57,930
Other deferred liabilities and other	51,993	52,357
Total Other Credits	466,334	459,761
Capitalization:
Common shareholder's equity	469,298	457,491
Noncontrolling interest	120,321	118,963
Total Equity	589,619	576,454
Long-term debt	397,346	399,414
Total Capitalization	986,965	975,868
Commitments and contingencies (see Footnote 8)	-	-
Total Liabilities and Capitalization	$1,540,589	$1,530,643

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Common Equity (unaudited)

(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non- Controlling Interest	Total

	Shares	Value
2013
Beginning balance - Dec. 31, 2012	17,348	$17,348	$192,417	$223,527	$4	$117,470	$550,766
Net income				22,839		13,686	36,525
Other comprehensive income (loss)					28		28
Equity contribution received by
noncontrolling interest						710	710
Distributions to parent from
noncontrolling interest						(15,750)	(15,750)
Ending balance - June 30, 2013	17,348	$17,348	$192,417	$246,366	$32	$116,116	$572,279

2014
Beginning balance - Dec. 31, 2013	17,348	$17,348	$192,417	$247,534	$192	$118,963	$576,454
Net income				28,655		13,131	41,786
Other comprehensive income (loss)					(98)		(98)
Cash dividends paid to parent
by MGE				(16,750)			(16,750)
Equity contribution received by
noncontrolling interest						1,065	1,065
Distributions to parent from
noncontrolling interest						(12,838)	(12,838)
Ending balance - June 30, 2014	17,348	$17,348	$192,417	$259,439	$94	$120,321	$589,619

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc., and Madison Gas and Electric Company

Notes to Consolidated Financial Statements (unaudited)

June 30, 2014

1.

Basis of Presentation - MGE Energy and MGE.

This report is a combined report of MGE Energy and MGE. References in this report to "MGE Energy" are to MGE Energy, Inc. and its subsidiaries. References in this report to "MGE" are to Madison Gas and Electric Company.

MGE Power Elm Road and MGE Power West Campus own electric generating assets and lease those assets to MGE. Both entities are variable interest entities under applicable authoritative guidance. MGE is considered the primary beneficiary of these entities as a result of contractual agreements. As a result, MGE has consolidated MGE Power Elm Road and MGE Power West Campus. See Footnote 2 of Notes to Consolidated Financial Statements under Item 8, Financial Statements and Supplementary Data, of MGE Energy's and MGE's 2013 Annual Report on Form 10-K.

The accompanying consolidated financial statements as of June 30, 2014, and for the three and six months ended, are unaudited, but include all adjustments that MGE Energy and MGE management consider necessary for a fair statement of their respective financial statements. All adjustments are of a normal, recurring nature except as otherwise disclosed. The year-end consolidated balance sheet information was derived from the audited balance sheet appearing in MGE Energy's and MGE's 2013 Annual Report on Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These notes should be read in conjunction with the financial statements and the notes on pages 57 through 100 of the 2013 Annual Report on Form 10-K.

On December 20, 2013, MGE Energy's Board of Directors declared a three-for-two stock split of MGE Energy's common stock in the form of a stock dividend. The additional shares were distributed February 7, 2014, to all shareholders of record as of January 24, 2014. All shares and per share data provided in this report give effect to this stock split.

2.

Equity and Financing Arrangements.

a.

Common Stock - MGE Energy.

MGE Energy sells shares of its common stock through its Stock Plan. Those shares may be newly issued shares or shares that MGE Energy has purchased in the open market for resale to participants in the Stock Plan. All sales under the stock plan are covered by a shelf registration statement that MGE Energy filed with the SEC. For both the six months ended June 30, 2014 and 2013, MGE Energy did not issue any new shares of common stock under the Stock Plan.

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

MGE Transco has accounted for its investment in ATC under the equity method of accounting. For the six months ended June 30, 2014 and 2013, MGE Transco recorded the following:

	Six Months Ended June 30,

(In thousands)	2014	2013
Equity in earnings from investment in ATC	$4,883	$4,705
Dividends received from ATC	3,835	3,638
Capital contributions to ATC	1,065	710

On July 31, 2014, MGE Transco made an additional $0.4 million capital contribution to ATC.

MGE Transco's investment in ATC as of June 30, 2014, and December 31, 2013, was $66.6 million and $64.5 million, respectively.

At June 30, 2014, MGE is the majority owner, and MGE Energy, the holding company, is the minority owner of MGE Transco. MGE Energy's proportionate share of the equity and net income of MGE Transco is classified within the MGE financial statements as noncontrolling interest.

ATC's summarized financial data for the three and six months ended June 30, 2014 and 2013, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

(In thousands)	2014	2013	2014	2013
Operating revenues	$159,990	$152,128	$323,327	$303,865
Operating expenses	(74,405)	(69,875)	(153,028)	(139,645)
Other income (expense), net	322	116	710	(332)
Interest expense, net	(22,242)	(21,052)	(44,238)	(42,096)
Earnings before members' income taxes	$63,665	$61,317	$126,771	$121,792

4.

Columbia Environmental Project Construction - MGE Energy and MGE.

MGE and two other utilities jointly own Columbia, a coal-fired generating facility. WPL is the plant operator and permit holder, and owns 46.2% of Columbia. WPSC owns a 31.8% interest, and MGE owns a 22% interest, in Columbia. In early 2011, the PSCW issued a Certificate and Order authorizing the construction of scrubbers and bag houses and associated equipment on Columbia Units 1 and 2 to reduce SO2 and mercury emissions. The modifications to Unit 2 were placed into service in April 2014, and the modifications to Unit 1 were placed into service in July 2014. The scrubbers and bag houses are expected to support compliance obligations for current and anticipated air quality regulations, including CAIR, CSAPR, MATS, and the Wisconsin Mercury Rule. As of June 30, 2014, $82.2 million of the capitalized project was transferred from Construction work in progress to Property, plant, and equipment on MGE's balance sheet related to Unit 2 being placed into service. This total amount consisted of $76.9 million of capital expenditures and $5.3 million of AFUDC. As of June 30, 2014, capital expenditures and AFUDC related to Unit 1, which are classified as Construction work in progress on MGE's balance sheet, were $50.6 million and $4.4 million, respectively. MGE's share of various contractual commitments entered for the project as of June 30, 2014, is $8.1 million. For the three months ended June 30, 2014 and 2013, MGE has recognized after tax $1.0 million and $0.6 million, respectively, in AFUDC equity related to this project. For the six months ended June 30, 2014 and 2013, MGE has recognized after tax $2.9 million and $1.1 million, respectively, in AFUDC equity related to this project.

MGE expects that the costs pertaining to this project will be fully recoverable through rates. For 2014, the PSCW authorized MGE 100% AFUDC on this project during construction. For 2013, the PSCW authorized MGE a 50% current return (included in customer rates) and the remaining 50% as AFUDC.

5.

Taxes - MGE Energy and MGE.

Effective Tax Rate.

MGE Energy's and MGE's effective income tax rates for the three and six months ended June 30, 2014, were 39.1% and 37.7%, respectively, compared to 38.4% and 38.0% for the same periods in 2013. The net increase in the three month effective tax rate is attributable to changes in the level of the estimated 2014 manufacturing deduction.

15

6.

Pension and Other Postretirement Plans - MGE Energy and MGE.

MGE maintains qualified and nonqualified pension plans, health care, and life insurance benefits. Additionally, MGE has defined contribution 401(k) benefit plans.

The following table presents the components of MGE Energy's and MGE's net periodic benefit costs recognized for the three and six months ended June 30, 2014 and 2013. A portion of the net periodic benefit cost is capitalized within the consolidated balance sheets.

	Three Months Ended June 30,		Six Months Ended June 30,

(In thousands)	2014	2013	2014	2013
Pension Benefits
Components of net periodic (benefit) cost:
Service cost	$1,589	$1,911	$3,073	$3,840
Interest cost	3,483	3,157	6,735	6,343
Expected return on assets	(5,656)	(4,733)	(10,935)	(9,509)
Amortization of:
Prior service (benefit) cost	53	79	102	158
Actuarial loss	186	1,997	358	4,012
Net periodic (benefit) cost	$(345)	$2,411	$(667)	$4,844

Postretirement Benefits
Components of net periodic (benefit) cost:
Service cost	$152	$591	$482	$1,187
Interest cost	356	962	1,127	1,932
Expected return on assets	(301)	(540)	(955)	(1,084)
Amortization of:
Transition obligation	-	1	1	2
Prior service (benefit) cost	(307)	27	(974)	55
Actuarial loss	17	309	57	620
Net periodic (benefit) cost	$(83)	$1,350	$(262)	$2,712

7.

Share-Based Compensation - MGE Energy and MGE.

Under MGE Energy's Performance Unit Plan, eligible employees may receive performance units that entitle the holder to receive a cash payment equal to the value of a designated number of shares of MGE Energy's common stock, plus dividend equivalent payments thereon, at the end of the set performance period.

In addition to units granted in 2009 through 2013, on February 21, 2014, 21,991 units were granted based on the MGE Energy closing stock price as of that date. These units are subject to a five-year graded vesting schedule and have been adjusted to reflect the three-for-two stock split declared December 20, 2013. On the grant date, MGE Energy and MGE measure the cost of the employee services received in exchange for a performance unit award based on the current market value of MGE Energy common stock. The fair value of the awards has been subsequently re-measured at June 30, 2014, as required by applicable accounting standards. Changes in fair value have been recognized as compensation cost. Since this amount is re-measured quarterly throughout the vesting period, the compensation cost is subject to variability.

For nonretirement eligible employees, stock based compensation costs are accrued and recognized using the graded vesting method. Compensation cost for retirement eligible employees or employees that will become retirement eligible during the vesting schedule are recognized on an abridged horizon.

In December 2013, a Director Incentive Plan was approved for the non-employee members of the Board of Directors. This plan is similar to MGE Energy's Performance Unit Plan for eligible employees described above. Under the plan, a non-employee director can receive performance units that entitle the holder to receive a cash payment equal to the value of a designated number of shares of MGE Energy's common stock, plus dividend payments, at the end of the set performance period. The units are subject to a three-year graded vesting schedule. In January 2014, unit awards of 4,683 (post-split) were granted to the non-employee Directors. For accounting purposes, the awards will be measured similarly to the employee unit awards.

During the six months ended June 30, 2014 and 2013, MGE recorded $1.1 million and $1.0 million, respectively, in compensation expense as a result of the plans. In January 2014, cash payments of $1.2 million were distributed relating to awards that were granted in 2009. No forfeitures occurred during the six months ended June 30, 2014 or 2013. At June 30, 2014, $3.9 million of outstanding awards are vested.

8.

Commitments and Contingencies - MGE Energy and MGE.

a.

Environmental.

MGE Energy and MGE are subject to frequently changing local, state, and federal regulations concerning air quality, water quality, land use, threatened and endangered species, hazardous materials handling, and solid waste disposal. These regulations affect the manner in which they conduct their operations, the costs of those operations, as well as capital and operating expenditures. Regulatory initiatives, proposed rules, and court challenges to adopted rules, have the potential to have a material effect on our capital expenditures and operating costs. These initiatives, proposed rules, and court challenges include:

•

The President's announced plan and directive to the EPA to regulate carbon pollution, or greenhouse gas (GHG) emissions, from new and existing electric power generation units, and the EPA's related proposed GHG New Source Performance Standards (NSPS) (see below for additional information on the NSPS rule).

•

Rules to regulate NOx and SO2 emissions, including the EPA's Cross State Air Pollution Rule (CSAPR) (see below for recent developments with CSAPR). The Sierra Club has sought federal appellate court review of Wisconsin's implementation plan addressing regional haze pursuant to the Clean Air Visibility Rule (CAVR). Both the pending challenges to CSAPR and the appellate court review of Wisconsin's implementation plan for regional haze make the nature of compliance requirements uncertain.

•

Rules to regulate mercury and similar emissions, including Wisconsin's adopted Mercury Rule and the EPA's adopted Mercury and Air Toxics Standards.

•

The EPA's cooling water intake rules. The EPA issued a final rule for existing facilities in May 2014. The final rule is discussed below.

•

The EPA's proposed water effluent limitations guidelines and standards for steam electric power plants, which focus on the reduction of metals and other pollutants in wastewater from new and existing power plants from coal-burning plants such as Columbia and the Elm Road Units.

•

The EPA's ongoing review of several National Ambient Air Quality Standards (NAAQS), including the potential lowering of the ozone NAAQS and its proposed requirements for air agencies to characterize sulfur dioxide air quality for purposes of implementing the 1-hour SO2 NAAQS. This approach focuses on large sources of SO2 emissions and proposes area designations to be made in two rounds (2017 and 2020). The proposed rule gives states broad discretion in its implementation. The final rule is expected late in 2014. MGE will be reviewing the rule for potential impacts on its operations.

•

The EPA is reconsidering the current emergency dispatch restrictions in the Reciprocating Internal Combustion Engines Maximum Achievable Control Technology (RICE MACT) regulation. The reconsideration could result in increased or decreased restrictions for these engines.

The matters in the bullet points above are discussed further in Footnote 18.d. in the Financial Statements of MGE Energy's and MGE's 2013 Annual Report on Form 10-K. In addition to the developments noted above, the following discussion is an update to the current status of environmental matters set forth in that Footnote.

EPA's Final 316(b) Rule Governing Water Intake Systems at Electric Generating Facilities

In May 2014, the EPA finalized its Phase II and III Rules pursuant to Section 316(b) of the Clean Water Act, which governs cooling water intake structures located at large existing power plant and industrial facilities. The 316(b) Rule requires these facilities to implement methods for reducing fish impingement by their water intakes using one of seven options, including closed cycle cooling (CCC) systems.

MGE expects that this 316(b) Rule will not have material effects on its existing plants. Our WCCF facility already employs a CCC system as defined under the Rule. Our Columbia plant may need to address multiple intake structures. Our Blount plant has conducted studies on our effects and for options for compliance with this rule. Our exact requirements at Blount and Columbia, however, will not be known until those sites' permits are modified to account for this rule.

EPA's Cross-State Air Pollution Rule (CSAPR) Upheld by the Supreme Court

On April 29, 2014, the US Supreme Court issued a decision reversing the D.C. Circuit Court's decision that had vacated CSAPR and remanding the matter back to the D.C. Circuit for further proceedings. CSPAR remains subject to an order of the D.C. Circuit that stayed its implementation pending resolution of the appeals. The State of Wisconsin has since filed a motion with the D.C. Circuit Court reiterating its contention that Wisconsin be removed from CSAPR. The EPA has also asked the D.C. Circuit Court to lift the stay order and extend the existing CSAPR compliance deadlines by three years. That motion has not been decided. Thus there is remaining uncertainty as to whether MGE's facilities will be required to meet the CSAPR mandates and if so, the deadline for achieving compliance. The Clean Air Interstate Rule (CAIR) remains in effect for the time being. See MGE Energy's and MGE's 2013 Annual Report on Form 10K for additional information on the legal proceedings associated with these environmental matters.

Evaluations of CSAPR have concluded that compliance would require further controls on SO2 emissions to be installed at our Columbia plant. The Columbia Consent Decree also requires installation of SO2 controls which would help meet the CSAPR requirements. Installation of Unit 2 and Unit 1 SO2 controls were completed in April 2014 and July 2014, respectively (see Footnote 4 for information regarding the Columbia environmental construction project). MGE expects that the costs pertaining to meeting CSAPR and the Consent Decree requirements will be fully recoverable through rates. We will continue to monitor and evaluate the D.C. Circuit Court remand proceedings and the implementation of the rule by the EPA and WDNR.

EPA's Greenhouse Gas Reduction Guidelines under the Clean Air Act 111(d) Rule

On June 2, 2014, the EPA released proposed guidelines for states to use in developing plans to control GHG emissions from existing fossil fuel fired electric generating units (EGUs). The proposed rule was published in the Federal Register on June 17, 2014.

The EPA's proposal seeks to reduce GHG emissions from EGUs by a national average of 30% by 2030 as measured from a 2005 baseline. Each state is given its own emission reduction targets to meet this goal. These targets are expressed as a "rate-based" emission average to be achieved by the combined fleet of EGUs within the state. States would be expected to make "meaningful progress" towards these reductions by 2020 and to meet their respective targets by 2030.

The EPA's proposal establishes guidelines for states and encourages the use of four options for achieving these reductions. These options are referred to as "building blocks" and are: (1) increasing the efficiency of EGUs; (2) re-dispatching of gas-fired generation at the expense of coal; (3) expanding the use of low and no carbon power sources such as wind, nuclear and solar; and (4) improving demand side energy efficiency to reduce electric use.

The EPA is taking comments on the proposed rule through mid-October 2014. The rule is expected to be finalized by June 2015. States will then have up to two years to prepare compliance plans. This rule could have significant impacts on EGUs. MGE is reviewing the proposal at this time.

Coal Combustion Residual Rule

The EPA's Coal Combustion Residual (CCR) Rule is currently in the proposed stage but is anticipated to be finalized in December 2014. The final CCR Rule will regulate disposal and management of ash and other coal combustion byproducts as a waste under the EPA's solid waste rules.

Columbia

Based upon current available information, compliance with various environmental requirements and initiatives is expected to result in significant additional operating and capital expenditures at Columbia as noted below.

Columbia Environmental Project

See Footnote 4 for information regarding the Columbia environmental construction project.

Columbia Clean Air Act Litigation

In December 2009, the EPA sent a notice of violation (NOV) to MGE and the other co-owners of Columbia. The NOV alleges that WPL, as owner-operator, and the other co-owners failed to comply with appropriate pre-construction review and permitting requirements and, as a result, violated the PSD program requirements, the Title V operating permit requirements of the CAA and the Wisconsin State Implementation Plan (SIP). In April 2013, the EPA filed a lawsuit against the co-owners of Columbia asserting similar allegations. In September 2010 and April 2013, Sierra Club filed lawsuits against WPL alleging violations of the CAA at Columbia and other WPL-operated Wisconsin facilities.

In April 2013, WPL, as owner-operator, along with the other owners of Columbia, entered into a consent decree with the EPA and the Sierra Club to resolve these claims, while admitting no liability. In June 2013, the consent decree was approved and entered by the Court. The consent decree requires installation of the following emission controls at Columbia: SO2 scrubbers and baghouses at Columbia Units 1 and 2 by December 31, 2014, which have now been installed, and an SCR system at Columbia Unit 2 by December 31, 2018. In addition, the consent decree establishes emission rate limits for SO2, NOx, and particulate matter for Columbia Units 1 and 2. The consent decree also includes annual plant-wide emission caps for SO2 and NOx for Columbia. MGE also paid approximately $0.2 million as its share of a civil penalty and will complete approximately $0.6 million in environmental mitigation projects. MGE intends to seek recovery in rates of the costs associated with its compliance with the terms of the final consent decree and currently expects to recover any material compliance costs.

b.

Chattel Paper Agreement and Other Guarantees.

MGE makes available to qualifying customers a financing program for the purchase and installation of energy-related equipment that will provide more efficient use of utility service at the customer's property. MGE is party to a chattel paper purchase agreement with a financial institution under which it can sell or finance an undivided interest with recourse, in up to $10.0 million of the financing program receivables, until July 31, 2015. At June 30, 2014, MGE had sold a $4.3 million interest in these receivables. MGE retains the servicing responsibility for these receivables. As of June 30, 2014, the servicing asset recognized by MGE is $0.2 million.

MGE accounts for servicing rights under the amortization method. Initial determination of the servicing asset fair value is based on the present value of the estimated future cash flows. The discount rate is based on the PSCW authorized weighted cost of capital.

MGE would be required to perform under its guarantee if a customer defaulted on its loan. The energy-related equipment installed at the customer sites is used to secure the customer loans. The loan balances outstanding at June 30, 2014, approximate the fair value of the energy-related equipment acting as collateral. The length of the MGE guarantee to the financial institution varies from one to ten years depending on the term of the underlying customer loan. Principal payments for the remainder of 2014 and the next four years on the loans are:

(In thousands)	2014	2015	2016	2017	2018
Chattel Paper	$262	$914	$834	$431	$374

c.

Legal Matters.

MGE is involved in various legal matters that are being defended and handled in the normal course of business. MGE maintains accruals for such costs that are probable of being incurred and subject to reasonable estimation. The accrued amount for these matters is not material to the financial statements.

d.

Purchase Contracts.

MGE Energy and MGE have entered into various commodity supply, transportation, and storage contracts to meet their obligations to deliver electricity and natural gas to customers.

As of June 30, 2014, the future commitments related to these purchase contracts were as follows:

(In thousands)	2014	2015	2016	2017	2018
Natural gas supply(a)	$17,911	$16,840	$-	$-	$-
Purchase power(b)	50,569	49,086	49,757	50,257	51,279
Other	17,111	-	-	-	-
	$85,591	$65,926	$49,757	$50,257	$51,279

(a)

These commitments include market-based pricing. Management expects to recover these costs in future customer rates.

(b)

MGE has several purchase power agreements to help meet future electric supply requirements. Management expects to recover these costs in future customer rates.

e.

Elm Road - MGE Energy and MGE.

The warranty periods for both of the Elm Road Units have expired. During 2013, WEPCO and Bechtel (the construction contractor for the Elm Road Units) were working through the outstanding warranty claims. The warranty claim for the costs incurred to repair steam turbine corrosion damage identified on both units was resolved through a binding arbitration in June 2013. Final acceptance of the Elm Road Units occurred in June 2013 after all requirements stated in the contract with Bechtel were satisfied. In April 2014, an additional warranty claim was resolved that did not have a material impact on our financial statements. The parties continue to work through one potential remaining warranty claim.

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

b.

Notional Amounts.

The gross notional volume of open derivatives is as follows:

	June 30, 2014	December 31, 2013
Commodity derivative contracts	431,510 MWh	458,660 MWh
Commodity derivative contracts	4,382,500 Dth	3,750,000 Dth
FTRs	4,597 MW	1,984 MW

c.

Financial Statement Presentation.

MGE purchases and sells exchange-traded and over-the-counter options, swaps, and future contracts. These arrangements are primarily entered into to help stabilize the price risk associated with gas or power purchases. These transactions are employed by both MGE's gas and electric segments. Additionally, as a result of the firm transmission agreements that MGE holds on electricity transmission paths in the MISO market, MGE holds FTRs. An FTR is a financial instrument that entitles the holder to a stream of revenues or charges based on the differences in hourly day-ahead energy prices between two points on the transmission grid. The fair values of these instruments are offset with a corresponding regulatory asset/liability depending on whether they are in a net loss/gain position. Depending on the nature of the instrument, the gain or loss associated with these transactions will be reflected as cost of gas sold, fuel for electric generation, or purchased power expense in the delivery month applicable to the instrument. At June 30, 2014, and December 31, 2013, the fair value of exchange traded derivatives and FTRs exceeded their cost basis by $2.9 million and $1.8 million, respectively.

MGE is a party to a ten-year purchased power agreement that provides MGE with firm capacity and energy during a base term from June 1, 2012, through May 31, 2022. The agreement also allows MGE an option to extend the contract after the base term. The agreement is accounted for as a derivative contract and is recognized at its fair value on the consolidated balance sheet. However, the derivative qualifies for regulatory deferral and is recognized with a corresponding regulatory asset or liability depending on whether the fair value is in a loss or gain position. The fair value of the contract at June 30, 2014, and December 31, 2013, reflects a loss position of $51.8 million and $65.7 million, respectively. The actual fuel cost will be recognized in purchased power expense in the month of purchase.

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

	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
June 30, 2014
Commodity derivative contracts	Other current assets	$1,970	Derivative liability (current)	$225
Commodity derivative contracts	Other deferred charges	101	Derivative liability (long-term)	49
FTRs	Other current assets	1,139	Derivative liability (current)	-
Ten-year PPA	N/A	N/A	Derivative liability (current)	6,300
Ten-year PPA	N/A	N/A	Derivative liability (long-term)	45,490

December 31, 2013
Commodity derivative contracts	Other current assets	$1,356	Derivative liability (current)	$51
Commodity derivative contracts	Other deferred charges	167	Derivative liability (long-term)	48
FTRs	Other current assets	363	Derivative liability (current)	-
Ten-year PPA	N/A	N/A	Derivative liability (current)	7,750
Ten-year PPA	N/A	N/A	Derivative liability (long-term)	57,930

The following tables show the effect of netting arrangements for recognized derivative assets and liabilities that are subject to a master netting arrangement or similar arrangement on the balance sheet.

Offsetting of Derivative Assets
(In thousands)	Gross amounts	Gross amounts offset in balance sheet	Collateral posted against derivative positions	Net amount presented in balance sheet
June 30, 2014
Commodity derivative contracts	$2,071	$(274)	$(292)	$1,505
FTRs	1,139	-	-	1,139

December 31, 2013
Commodity derivative contracts	$1,523	$(99)	$(175)	$1,249
FTRs	363	-	-	363

Offsetting of Derivative Liabilities
(In thousands)	Gross amounts	Gross amounts offset in balance sheet	Collateral posted against derivative positions	Net amount presented in balance sheet
June 30, 2014
Commodity derivative contracts	$274	$(274)	$-	$-
Ten-year PPA	51,790	-	-	51,790

December 31, 2013
Commodity derivative contracts	$99	$(99)	$-	$-
Ten-year PPA	65,680	-	-	65,680

The following tables summarize the unrealized and realized gains (losses) related to the derivative instruments on the consolidated balance sheet at June 30, 2014 and 2013, and the consolidated income statement for the three and six months ended June 30, 2014 and 2013.

	2014		2013
(In thousands)	Current and long-term regulatory asset	Other current assets	Current and long-term regulatory asset	Other current assets
Three Months Ended June 30:
Balance at April 1,	$58,213	$351	$69,197	$259
Change in unrealized gain	(9,817)	-	(1,963)	-
Realized gain (loss) reclassified to a deferred
account	(101)	101	(388)	388
Realized gain (loss) reclassified to income
statement	559	224	(197)	11
Balance at June 30,	$48,854	$676	$66,649	$658

Six Months Ended June 30:
Balance at January 1,	$63,893	$411	$72,329	$574
Change in unrealized gain	(23,418)	-	(3,660)	-
Realized gain (loss) reclassified to a deferred
account	1,434	(1,434)	(678)	678
Realized gain (loss) reclassified to income
statement	6,945	1,699	(1,342)	(594)
Balance at June 30,	$48,854	$676	$66,649	$658

	Realized losses (gains)
(In thousands)	Fuel for electric generation/ purchased power	Cost of gas sold
Three Months Ended June 30, 2014:
Commodity derivative contracts	$(1,061)	$(128)
FTRs	(196)	-
Ten-year PPA	602	-

Three Months Ended June 30, 2013:
Commodity derivative contracts	$(538)	$-
FTRs	(351)	-
Ten-year PPA	1,075	-

Six Months Ended June 30, 2014:
Commodity derivative contracts	$(5,856)	$(1,349)
FTRs	(832)	-
Ten-year PPA	(607)	-

Six Months Ended June 30, 2013:
Commodity derivative contracts	$(516)	$608
FTRs	(509)	-
Ten-year PPA	2,353	-

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

The ten-year PPA has a provision that may require MGE to post collateral if MGE's debt rating falls below investment grade (i.e., below BBB-). The amount of collateral that it may be required to post varies from $20.0 million to $40.0 million, depending on MGE's nominated capacity amount. As of June 30, 2014, no collateral has been posted. Certain counterparties extend MGE a credit limit. If MGE exceeds these limits, the counterparties may require collateral to be posted. As of June 30, 2014, and December 31, 2013, no counterparties were in a net liability position.

Nonperformance of counterparties to the non-exchange traded derivatives could expose MGE to credit loss. However, MGE enters into transactions only with companies that meet or exceed strict credit guidelines, and it monitors these counterparties on an ongoing basis to mitigate nonperformance risk in its portfolio. As of June 30, 2014, no counterparties have defaulted.

10.

Rate Matters - MGE Energy and MGE.

a.

Rate Proceedings.

On April 17, 2014, MGE filed an application with the PSCW requesting a 2.8% increase to electric rates and a 2.3% decrease to gas rates for 2015. Electric and natural gas rates would then be frozen at 2015 levels in 2016, subject to review of fuel costs. As a condition of the rate freeze, MGE has requested escrow accounting treatment for transmission related costs starting in 2015. This treatment will allow MGE to reflect any differential between costs reflected in rates and actual costs incurred in its next rate case filing. The proposed electric rate increases cover costs associated with the construction of emission-reduction equipment at Columbia and improvements and reliability of the state's electric transmission system.

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

As of June 30, 2014, MGE did not defer any electric fuel-related savings/costs that are outside the range authorized by the PSCW. As part of the rate freeze plan authorized by the PSCW for 2014, $3.2 million of the approximately $6.2 million associated with the 2012 fuel rule surplus credit was amortized against purchase power expense during the six months ended June 30, 2014.

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

Fair Value of Financial Assets and Liabilities Recorded at the Carrying Amount.

At June 30, 2014, and December 31, 2013, the carrying amount of cash and cash equivalents approximates fair market value due to the short maturity of those investments and obligations. The estimated fair market value of MGE Energy's and MGE's long-term debt is based on quoted market prices for similar financial instruments at June 30, 2014, and December 31, 2013. Since long-term debt is not traded in an active market, it is classified as Level 2. The estimated fair market value of MGE Energy's and MGE's financial instruments are as follows:

	June 30, 2014		December 31, 2013
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
MGE Energy
Assets:
Cash and cash equivalents	$87,911	$87,911	$68,813	$68,813
Liabilities:
Long-term debt*	401,751	444,752	403,793	432,010

MGE
Assets:
Cash and cash equivalents	$26,284	$26,284	$14,808	$14,808
Liabilities:
Long-term debt*	401,751	444,752	403,793	432,010

*Includes long-term debt due within one year.

b.

Recurring Fair Value Measurements.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis for MGE Energy and MGE.

	Fair Value as of June 30, 2014
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Exchange-traded investments	$727	$727	$-	$-
Total Assets	$727	$727	$-	$-
Liabilities:
Derivatives, net(a)	$48,854	$(495)	$-	$49,349
Deferred compensation	2,591	-	2,591	-
Total Liabilities	$51,445	$(495)	$2,591	$49,349

MGE
Assets:
Exchange-traded investments	$268	$268	$-	$-
Total Assets	$268	$268	$-	$-
Liabilities:
Derivatives, net(a)	$48,854	$(495)	$-	$49,349
Deferred compensation	2,591	-	2,591	-
Total Liabilities	$51,445	$(495)	$2,591	$49,349

	Fair Value as of December 31, 2013
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Exchange-traded investments	$792	$792	$-	$-
Total Assets	$792	$792	$-	$-
Liabilities:
Derivatives, net(a)	$63,893	$(735)	$-	$64,628
Deferred compensation	2,364	-	2,364	-
Total Liabilities	$66,257	$(735)	$2,364	$64,628

MGE
Assets:
Exchange-traded investments	$431	$431	$-	$-
Total Assets	$431	$431	$-	$-
Liabilities:
Derivatives, net(a)	$63,893	$(735)	$-	$64,628
Deferred compensation	2,364	-	2,364	-
Total Liabilities	$66,257	$(735)	$2,364	$64,628

(a)

These amounts are shown gross and exclude $0.3 million and $0.2 million of collateral that was posted against derivative positions with counterparties as of June 30, 2014, and December 31, 2013, respectively.

No transfers were made in or out of Level 1 or Level 2 for the six months ended June 30, 2014.

Investments include exchange-traded investment securities valued using quoted prices on active exchanges and are therefore classified as Level 1.

Derivatives include exchange-traded derivative contracts, over-the-counter transactions, a ten-year purchased power agreement, and FTRs. Most exchange-traded derivative contracts are valued based on unadjusted quoted prices in active markets and are therefore classified as Level 1. A small number of exchange-traded derivative contracts are valued using quoted market pricing in markets with insufficient volumes and are therefore classified as Level 3. Transactions done with an over-the-counter party are on inactive markets and are therefore considered unobservable and classified as Level 3. These transactions are valued based on quoted prices from markets with similar exchange traded transactions. FTRs are priced based upon monthly auction results for identical or similar instruments in a closed market with limited data available and are therefore classified as Level 3.

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

This model is prepared by members of MGE's Energy Accounting group. It is reviewed on a quarterly basis by management in Energy Supply and Finance to review the assumptions, inputs, and fair value measurements.

The following table presents the significant unobservable inputs used in the pricing model.

Significant Unobservable Inputs	Model Input
Basis adjustment:
On peak	96.9%
Off peak	94.2%
Counterparty fuel mix:
Internal generation	50% - 70%
Purchased power	50% - 30%

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

The following table summarizes the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for both MGE Energy and MGE.

	Three Months Ended June 30,		Six Months Ended June 30,

(In thousands)	2014	2013	2014	2013
Beginning balance,	$(58,797)	$(69,598)	$(64,628)	$(72,346)
Realized and unrealized gains (losses):
Included in regulatory liabilities (assets)	9,448	2,743	15,279	5,490
Included in other comprehensive income	-	-	-	-
Included in earnings	651	(44)	7,218	(1,351)
Included in current assets	(185)	(123)	(185)	(123)
Purchases	6,828	6,162	13,634	11,724
Sales	-	-	(60)	(2)
Issuances	-	-	-	-
Settlements	(7,294)	(5,996)	(20,607)	(10,248)
Transfers in and/or out of Level 3	-	-	-	-
Balance as of June 30,	$(49,349)	$(66,856)	$(49,349)	$(66,856)
Total gains (losses) included in earnings attributed to
the change in unrealized gains (losses) related to
assets and liabilities held at June 30,(b)	$-	$-	$-	$-

The following table presents total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis for both MGE Energy and MGE (b).

	Three Months Ended June 30,		Six Months Ended June 30,

(In thousands)	2014	2013	2014	2013
Purchased Power Expense	$651	$(44)	$7,218	$(1,351)

(b)

MGE's exchange-traded derivative contracts, over-the-counter party transactions, ten-year purchased power agreement, and FTRs are subject to regulatory deferral. These derivatives are therefore marked to fair value and are offset with a corresponding regulatory asset or liability.

26

12.

New Accounting Pronouncements - MGE Energy and MGE.

a.

Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date.

In February 2013, the FASB issued authoritative guidance within the Codification's Balance Sheet topic that provides guidance on the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. This authoritative guidance became effective January 1, 2014. The authoritative guidance did not have a financial or disclosure impact.

b.

Presentation of an Unrecognized Tax Benefit.

In July 2013, the FASB issued authoritative guidance within the Codification's Income Statement topic that provides guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The authoritative guidance was issued to eliminate diversity in practice by providing guidance on the presentation of unrecognized tax benefits. This authoritative guidance became effective January 1, 2014. The authoritative guidance will not have a financial statement or disclosure impact, unless MGE Energy or its subsidiaries are in a net operating loss position. MGE Energy or its subsidiaries are currently not in a net operating loss position.

c.

Revenue from Contracts with Customers.

In May 2014, the FASB issued authoritative guidance within the Codification's Revenue Recognition topic that provides guidance on the recognition, measurement, and disclosure of revenue from contracts with customers. This authoritative guidance will become effective January 1, 2017. MGE Energy and MGE are currently assessing the impact this pronouncement will have on their financial statements.

d.

Transfers and Servicing Assets.

In June 2014, the FASB issued authoritative guidance within the Codification's Transfers and Servicing topic that provides guidance on the accounting and disclosures for repurchase-to-maturity transactions, securities lending transactions, and repurchase financings. This authoritative guidance will become effective January 1, 2015. MGE Energy and MGE are currently assessing the impact this pronouncement will have on their financial statements.

13.

Segment Information - MGE Energy and MGE.

MGE Energy operates in the following business segments: electric utility, gas utility, nonregulated energy, transmission investment, and all other. See MGE Energy's and MGE's 2013 Annual Report on Form 10-K for additional discussion of each of these segments.

The following tables show segment information for MGE Energy's operations for the indicated periods:

(In thousands) MGE Energy	Electric	Gas	Non- Regulated Energy	Transmission Investment	All Others	Consolidation/ Elimination Entries	Consolidated Total
Three Months Ended June 30, 2014
Operating revenues	$96,697	$31,218	$850	$-	$-	$-	$128,765
Interdepartmental revenues	127	1,892	10,673	-	-	(12,692)	-
Total operating revenues	96,824	33,110	11,523	-	-	(12,692)	128,765
Depreciation and amortization	(6,641)	(1,562)	(1,855)	-	(11)	-	(10,069)
Other operating expenses	(76,812)	(29,865)	(30)	-	(240)	12,692	(94,255)
Operating income (loss)	13,371	1,683	9,638	-	(251)	-	24,441
Other (deductions) income, net	1,036	(17)	-	2,402	127	-	3,548
Interest (expense) income, net	(2,534)	(817)	(1,559)	-	42	-	(4,868)
Income (loss) before taxes	11,873	849	8,079	2,402	(82)	-	23,121
Income tax (provision) benefit	(4,491)	(364)	(3,242)	(963)	26	-	(9,034)
Net income (loss)	$7,382	$485	$4,837	$1,439	$(56)	$-	$14,087

Three Months Ended June 30, 2013
Operating revenues	$96,846	$30,042	$1,400	$-	$-	$-	$128,288
Interdepartmental revenues	129	2,816	10,691	-	-	(13,636)	-
Total operating revenues	96,975	32,858	12,091	-	-	(13,636)	128,288
Depreciation and amortization	(6,314)	(1,435)	(1,781)	-	-	-	(9,530)
Other operating expenses	(78,051)	(29,572)	(26)	-	(248)	13,636	(94,261)
Operating income (loss)	12,610	1,851	10,284	-	(248)	-	24,497
Other (deductions) income, net	485	(185)	-	2,309	102	-	2,711
Interest (expense) income, net	(2,315)	(759)	(1,605)	-	22	-	(4,657)
Income (loss) before taxes	10,780	907	8,679	2,309	(124)	-	22,551
Income tax (provision) benefit	(3,694)	(606)	(3,483)	(927)	50	-	(8,660)
Net income (loss)	$7,086	$301	$5,196	$1,382	$(74)	$-	$13,891

Six Months Ended June 30, 2014
Operating revenues	$195,549	$141,931	$1,530	$-	$-	$-	$339,010
Interdepartmental revenues	245	5,516	21,343	-	-	(27,104)	-
Total operating revenues	195,794	147,447	22,873	-	-	(27,104)	339,010
Depreciation and amortization	(12,978)	(3,125)	(3,689)	-	(23)	-	(19,815)
Other operating expenses	(154,713)	(122,708)	(70)	-	(396)	27,104	(250,783)
Operating income (loss)	28,103	21,614	19,114	-	(419)	-	68,412
Other (deductions) income, net	2,863	(52)	-	4,883	406	-	8,100
Interest (expense) income, net	(4,739)	(1,621)	(3,131)	-	82	-	(9,409)
Income before taxes	26,227	19,941	15,983	4,883	69	-	67,103
Income tax provision	(8,844)	(8,029)	(6,414)	(1,961)	(51)	-	(25,299)
Net income	$17,383	$11,912	$9,569	$2,922	$18	$-	$41,804

Six Months Ended June 30, 2013
Operating revenues	$190,340	$102,509	$2,676	$-	$-	$-	$295,525
Interdepartmental revenues	238	7,692	21,264	-	-	(29,194)	-
Total operating revenues	190,578	110,201	23,940	-	-	(29,194)	295,525
Depreciation and amortization	(12,714)	(2,860)	(3,580)	-	-	-	(19,154)
Other operating expenses	(152,976)	(90,009)	(63)	-	(392)	29,194	(214,246)
Operating income (loss)	24,888	17,332	20,297	-	(392)	-	62,125
Other (deductions) income, net	1,060	(23)	-	4,705	278	-	6,020
Interest (expense) income, net	(4,719)	(1,437)	(3,218)	-	42	-	(9,332)
Income (loss) before taxes	21,229	15,872	17,079	4,705	(72)	-	58,813
Income tax (provision) benefit	(7,127)	(6,595)	(6,740)	(1,898)	22	-	(22,338)
Net income (loss)	$14,102	$9,277	$10,339	$2,807	$(50)	$-	$36,475

The following tables show segment information for MGE's operations for the indicated periods:

(In thousands) MGE	Electric	Gas	Nonregulated Energy	Transmission Investment	Consolidation/ Elimination Entries	Consolidated Total
Three Months Ended June 30, 2014
Operating revenues	$96,702	$31,223	$850	$-	$-	$128,775
Interdepartmental revenues	122	1,887	10,673	-	(12,682)	-
Total operating revenues	96,824	33,110	11,523	-	(12,682)	128,775
Depreciation and amortization	(6,641)	(1,562)	(1,855)	-	-	(10,058)
Other operating expenses*	(81,165)	(30,188)	(3,272)	-	12,682	(101,943)
Operating income*	9,018	1,360	6,396	-	-	16,774
Other (deductions) income, net*	898	(58)	-	1,439	-	2,279
Interest expense, net	(2,534)	(817)	(1,559)	-	-	(4,910)
Net income	7,382	485	4,837	1,439	-	14,143
Less: Net income attributable to
noncontrolling interest, net of tax	-	-	-	-	(6,621)	(6,621)
Net income attributable to MGE	$7,382	$485	$4,837	$1,439	$(6,621)	$7,522

Three Months Ended June 30, 2013
Operating revenues	$96,846	$30,042	$1,400	$-	$-	$128,288
Interdepartmental revenues	129	2,816	10,691	-	(13,636)	-
Total operating revenues	96,975	32,858	12,091	-	(13,636)	128,288
Depreciation and amortization	(6,314)	(1,435)	(1,781)	-	-	(9,530)
Other operating expenses*	(81,579)	(30,130)	(3,509)	-	13,636	(101,582)
Operating income*	9,082	1,293	6,801	-	-	17,176
Other (deductions) income, net*	319	(233)	-	1,382	-	1,468
Interest expense, net	(2,315)	(759)	(1,605)	-	-	(4,679)
Net income	7,086	301	5,196	1,382	-	13,965
Less: Net income attributable to
noncontrolling interest, net of tax	-	-	-	-	(6,860)	(6,860)
Net income attributable to MGE	$7,086	$301	$5,196	$1,382	$(6,860)	$7,105

Six Months Ended June 30, 2014
Operating revenues	$195,560	$141,941	$1,530	$-	$-	$339,031
Interdepartmental revenues	234	5,506	21,343	-	(27,083)	-
Total operating revenues	195,794	147,447	22,873	-	(27,083)	339,031
Depreciation and amortization	(12,978)	(3,125)	(3,689)	-	-	(19,792)
Other operating expenses*	(163,211)	(130,638)	(6,484)	-	27,083	(273,250)
Operating income*	19,605	13,684	12,700	-	-	45,989
Other (deductions) income, net*	2,517	(151)	-	2,922	-	5,288
Interest expense, net	(4,739)	(1,621)	(3,131)	-	-	(9,491)
Net income	17,383	11,912	9,569	2,922	-	41,786
Less: Net income attributable to
noncontrolling interest, net of tax	-	-	-	-	(13,131)	(13,131)
Net income attributable to MGE	$17,383	$11,912	$9,569	$2,922	$(13,131)	$28,655

Six Months Ended June 30, 2013
Operating revenues	$190,340	$102,509	$2,676	$-	$-	$295,525
Interdepartmental revenues	238	7,692	21,264	-	(29,194)	-
Total operating revenues	190,578	110,201	23,940	-	(29,194)	295,525
Depreciation and amortization	(12,714)	(2,860)	(3,580)	-	-	(19,154)
Other operating expenses*	(160,085)	(96,598)	(6,803)	-	29,194	(234,292)
Operating income*	17,779	10,743	13,557	-	-	42,079
Other (deductions) income, net*	1,042	(29)	-	2,807	-	3,820
Interest expense, net	(4,719)	(1,437)	(3,218)	-	-	(9,374)
Net income	14,102	9,277	10,339	2,807	-	36,525
Less: Net income attributable to
noncontrolling interest, net of tax	-	-	-	-	(13,686)	(13,686)
Net income attributable to MGE	$14,102	$9,277	$10,339	$2,807	$(13,686)	$22,839
*Amounts are shown net of the related tax expense, consistent with the presentation on the consolidated MGE Income Statement.

The following table shows segment information for MGE Energy's and MGE's assets and capital expenditures:

	Utility			Consolidated
(In thousands) MGE Energy	Electric	Gas	Assets not Allocated	Nonregulated Energy	Transmission Investment	All Others	Consolidation/ Elimination Entries	Total
Assets:
June 30, 2014	$915,507	$247,229	$31,187	$286,855	$66,617	$438,134	$(388,566)	$1,596,963
December 31, 2013	899,257	265,694	19,853	288,116	64,504	431,436	(389,800)	1,579,060
Capital Expenditures:
Six Months Ended June 30, 2014	$34,133	$7,289	$-	$850	$-	$-	$-	$42,272
Year ended Dec. 31, 2013	100,146	15,554	-	3,347	-	-	-	119,047

	Utility			Consolidated
(In thousands) MGE	Electric	Gas	Assets not Allocated	Nonregulated Energy	Transmission Investment	Elimination Entries	Total
Assets:
June 30, 2014	$915,507	$247,229	$31,187	$286,805	$66,617	$(6,756)	$1,540,589
December 31, 2013	899,257	265,694	19,853	288,066	64,504	(6,731)	1,530,643
Capital Expenditures:
Six Months Ended June 30, 2014	$34,133	$7,289	$-	$850	$-	$-	$42,272
Year ended Dec. 31, 2013	100,146	15,554	-	3,347	-	-	119,047

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

Executive Overview

Our primary focus today and for the foreseeable future is our core utility customers at MGE as well as creating long-term value for our shareholders. MGE continues to face the challenge of providing its customers with reliable power at competitive prices. MGE meets this challenge by investing in more efficient generation projects, including renewable energy sources. MGE will continue to focus on growing earnings while controlling operating and fuel costs. MGE maintains safe and efficient operations in addition to providing customer value. We believe it is critical to maintain a strong credit standing consistent with financial strength in MGE as well as the parent company in order to accomplish these goals.

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

•

Credit market conditions, including interest rates and our debt credit rating,

•

Environmental laws and regulations, including adopted and pending environmental rule changes,

•

Construction risk in connection with the Columbia environmental project,

and other factors listed in "Item 1A. Risk Factors" in our 2013 Annual Report on Form 10-K and in this report.

For the three months ended June 30, 2014, MGE Energy's earnings were $14.1 million or $0.41 per share compared to $13.9 million or $0.40 per share for the same period in the prior year. MGE's earnings for the three months ended June 30, 2014, were $7.5 million compared to $7.1 million for the same period in the prior year.

For the six months ended June 30, 2014, MGE Energy's earnings were $41.8 million or $1.21 per share compared to $36.5 million or $1.05 per share for the same period in the prior year. MGE's earnings for the six months ended June 30, 2014, were $28.7 million compared to $22.8 million for the same period in the prior year.

MGE Energy's income was derived from our business segments as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)
Business Segment:	2014	2013	2014	2013
Electric Utility	$7,382	$7,086	$17,383	$14,102
Gas Utility	485	301	11,912	9,277
Nonregulated Energy	4,837	5,196	9,569	10,339
Transmission Investments	1,439	1,382	2,922	2,807
All Other	(56)	(74)	18	(50)
Net Income	$14,087	$13,891	$41,804	$36,475

Our net income during the three months ended June 30, 2014, compared to the same period in the prior year primarily reflects the effects of the following factors:

•

Electric net income increased due to a $0.4 million (after tax) increase in AFUDC equity related to the Columbia environmental project compared to the same period in the prior year. In addition, operating and maintenance expenditures decreased compared to the prior period.

•

Lower nonregulated revenues primarily attributable to approved recovery in December 2012 of force majeure costs associated with the construction of the Elm Road Units. The PSCW, as part of WEPCO's 2013 Wisconsin rate case, determined that the force majeure costs were prudently incurred and approved the recovery in rates. The recovery of the force majeure costs began in 2013. A portion of the recovery pertaining to periods prior to the PSCW order only affected 2013.

Our net income during the six months ended June 30, 2014, primarily reflects the effects of the following factors:

•

Electric net income increased due to a $1.7 million (after tax) increase in AFUDC equity related to the Columbia environmental project, and a 1.8% increase in electric retail sales compared to the same period in the prior year. In addition, operating and maintenance expenditures decreased compared to the prior period.

•

Gas net income increased due to a 16.1% increase in gas retail sales reflecting higher customer demand due to a colder winter. The average temperatures in January and February 2014 were 11.5 degrees and 12.5 degrees, respectively, compared to 21.8 degrees and 21.3 degrees in the prior year. Heating degree days (a measure for determining the impact of weather during the heating season) increased by 9.3% compared to the prior year. In addition, operating and maintenance expenditures decreased over the prior year.

•

Lower nonregulated revenues primarily attributable to approved recovery in December 2012 of force majeure costs associated with the construction of the Elm Road Units. The PSCW, as part of WEPCO's 2013 Wisconsin rate case, determined that the force majeure costs were prudently incurred and approved the recovery in rates. The recovery of the force majeure costs began in 2013. A portion of the recovery pertaining to periods prior to the PSCW order only affected 2013.

During the first six months of 2014, the following events occurred:

Columbia Environmental Project: In early 2011, the PSCW authorized the construction of air emission reduction systems and associated equipment on Columbia Units 1 and 2. These systems and equipment for Unit 2 and Unit 1 were placed into service in April 2014 and July 2014, respectively. As of June 30, 2014, $76.9 million of the capitalized project (excluding carrying costs) was transferred from Construction work in progress to Property, plant, and equipment on MGE's balance sheet related to Unit 2 being placed into service. As of June 30, 2014, capital expenditures related to Unit 1, which are classified as Construction work in progress on MGE's balance sheet, were $50.6 million (excluding carrying costs). MGE has accumulated $6.6 million of capital expenditures and recognized $2.9 million (after tax) in AFUDC equity related to this project for the six months ended June 30, 2014.

In the near term, several items may affect us, including:

2015 Rate Filing: On April 17, 2014, MGE filed an application with the PSCW requesting a 2.8% increase to electric rates and a 2.3% decrease to gas rates for 2015. Electric and natural gas rates would then be frozen at 2015 levels in 2016, subject to review of fuel costs. As a condition of the rate freeze, MGE has requested escrow accounting treatment for transmission related costs starting in 2015. This treatment will allow MGE to reflect any differential between the costs reflected in rates and actual costs incurred in its next rate case filing. The proposed electric rate increases cover costs associated with the construction of emission-reduction equipment at Columbia and improvements and reliability of the state's electric transmission system.

Environmental Initiatives: There are proposed legislation, rules, and initiatives involving matters related to air emissions, water effluent, hazardous materials, and greenhouse gases, all of which affect generation plant capital expenditures and operating costs as well as future operational planning. Such legislation and rulemaking could significantly affect the costs of owning and operating fossil-fueled generating plants, such as Columbia and Elm Road, from which we derive approximately 45% of our electric generating capacity. We would expect to seek and receive recovery of any such costs in rates; however, it is difficult to estimate the amount of such costs due to the uncertainty as to the timing and form of the legislation and rules, and the scope and time of the recovery of costs in rates. In addition, the Columbia owners, including MGE, resolved claims surrounding the alleged failure, among other things, to obtain necessary air permits and implement necessary emission controls associated with past activities at Columbia, which will require the installation of additional emission controls at Columbia. See Columbia discussion in Footnote 8.a. in the Notes to Consolidated Financial Statements.

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

Coal Inventory: Coal inventory levels at our principal coal-fired generating plants have declined since the beginning of 2014. The coal inventory supply for Columbia units decreased from approximately 28 days on December 31, 2013, to approximately 24 days on June 30, 2014. The coal inventory supply at the Elm Road units decreased from approximately 40 days on December 31, 2013, to approximately 21 days on June 30, 2014. The decline is primarily a result of railroad transportation constraints affecting the availability and scheduling of trains to transport coal. Reduced inventory levels could impact the generation available from these units and increase the need for purchases in the market from third parties. See Risk Factors in Part II, Item 1A of this report for additional information.

General Economic Conditions: Economic conditions both inside and outside our service area are expected to continue to affect the level of demand for our utility services and may affect the collection of our accounts receivable and the creditworthiness of counterparties with whom we do business. We have in place lines of credit aggregating $150 million for MGE Energy (including MGE) and $100 million for MGE to address our liquidity needs. As of June 30, 2014, there were no borrowings outstanding under our lines of credit.

The following discussion is based on the business segments as discussed in Footnote 13 of the Notes to Consolidated Financial Statements.

Three Months Ended June 30, 2014 and 2013

Electric Utility Operations - MGE Energy and MGE

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the periods indicated:

	Revenues			Sales (kWh)
(In thousands, except cooling degree days)	Three Months Ended June 30,			Three Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
Residential	$29,950	$29,867	0.3%	177,402	177,049	0.2%
Commercial	53,704	53,295	0.8%	457,482	449,868	1.7%
Industrial	5,047	5,140	(1.8)%	62,635	64,330	(2.6)%
Other-retail/municipal	9,331	9,732	(4.1)%	106,592	105,958	0.6%
Total retail	98,032	98,034	(0.0)%	804,111	797,205	0.9%
Sales to the market	100	198	(49.5)%	17,863	3,868	361.8%
Adjustments to revenues	(1,435)	(1,386)	(3.5)%	-	-	- %
Total	$96,697	$96,846	(0.2)%	821,974	801,073	2.6%

Cooling degree days (normal 182)				233	190	22.6%

Electric operating revenues decreased $0.1 million or 0.2% for the three months ended June 30, 2014, compared to the same period in 2013, due to the following:

(In millions)
Volume	$0.9
Other	(0.9)
Sales to the market	(0.1)
Total	$(0.1)

In July 2013, the PSCW authorized MGE to freeze 2014 rates at 2013 levels for retail electric customers.

•

Volume. During the three months ended June 30, 2014, there was a 0.9% increase in total retail sales volumes compared to the same period in the prior year driven by higher commercial customer demand.

•

Other. During the three months ended June 30, 2014, other items affecting electric operating revenues decreased $0.9 million primarily attributable to a decrease in the peak demand charges compared to the same period in the prior year.

•

Sales to the market. Sales to the market represent wholesale sales made to third parties who are not ultimate users of the electricity. These sales may include spot market transactions on the markets operated by MISO and PJM. These sales may also include bilateral sales to other utilities or power marketers. Generating Units are dispatched by MISO based on cost considerations as well as reliability of the system. Sales to the market typically occur when MGE has more generation and purchases online than are needed for its own system demand. The excess electricity is then sold to others in the market. For the three months ended June 30, 2014, market volumes increased compared to the same period in the prior year, reflecting increased opportunities for sales; however, market settlement resulted in lower revenue per kWh for the three months ended June 30, 2014, reflecting lower market prices.

Electric fuel and purchased power

The expense for fuel for electric generation increased $2.1 million or 21.0% during the three months ended June 30, 2014, compared to the same period in the prior year. Internal electric generated volume delivered to the system increased 16.8%, which resulted in $1.7 million of increased expense. Internal electric generation costs increased $0.4 million as a result of a 3.6% increase in the per-unit cost.

Net purchased power expense decreased $2.1 million during the three months ended June 30, 2014, compared to the same period in the prior year. This decrease includes adjustments for the 2012 fuel rule surplus credit of $1.6 million reflected in 2014 and the 2013 deferred fuel costs of $0.4 million. Excluding these adjustments, purchased power expense decreased $0.1 million during the three months ended June 30, 2014, compared to the same period in the prior year. This decrease in expense reflects a $2.8 million or 13.8% decrease in the volume of power purchased from third parties, partially offset by a $2.7 million or 15.4% increase in the per-unit cost of purchased power.

Electric operating and maintenance expenses

Electric operating and maintenance expenses decreased $1.1 million during the three months ended June 30, 2014, compared to the same period in 2013. The following changes contributed to the net change:

(In millions)
Decreased administrative and general costs	$(1.6)
Decreased customer service costs	(0.3)
Decreased distribution expenses	(0.2)
Increased production expenses	0.6
Increased transmission costs	0.4
Total	$(1.1)

For the three months ended June 30, 2014, decreased administrative and general costs are primarily due to decreased pension and other postretirement benefit costs.

Gas Utility Operations - MGE Energy and MGE

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class during each of the periods indicated:

	Revenues			Therms Delivered
(In thousands, except HDD and average rate per therm of retail customer)	Three Months Ended June 30,			Three Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
Residential	$15,578	$15,629	(0.3)%	13,152	14,052	(6.4)%
Commercial/Industrial	14,861	13,643	8.9%	22,575	22,836	(1.1)%
Total retail	30,439	29,272	4.0%	35,727	36,888	(3.1)%
Gas transportation	662	645	2.6%	8,031	7,784	3.2%
Other revenues	117	125	(6.4)%	-	-	- %
Total	$31,218	$30,042	3.9%	43,758	44,672	(2.0)%
Heating degree days (normal 840)				797	897	(11.1)%
Average rate per therm of
retail customer	$0.852	$0.794	7.3%

Gas revenues increased $1.2 million or 3.9% for the three months ended June 30, 2014, compared to the same period in 2013. These changes are related to the following factors:

(In millions)
Rate/PGA changes	$2.1
Volume	(0.9)
Total	$1.2

•

Rate/PGA changes. The average retail rate per therm for the three months ended June 30, 2014, increased 7.4% compared to the same period in 2013, reflecting higher natural gas commodity costs. MGE recovers the cost of natural gas in its gas segment through the purchased gas adjustment clause (PGA). Under the PGA, MGE is able to pass through to its gas customers the cost of gas.

•

Volume. For the three months ended June 30, 2014, retail gas deliveries decreased 3.1% compared to the same period in 2013, as a result of warmer weather compared to colder weather in the prior year.

Cost of gas sold

For the three months ended June 30, 2014, cost of gas sold increased by $1.4 million, compared to the same period in the prior year. The cost per therm of natural gas increased 11.2%, which resulted in $1.8 million of increased expense. The volume of gas purchased decreased 2.6%, which resulted in $0.4 million of decreased expense.

Gas operating and maintenance expenses

Gas operating and maintenance expenses decreased by $0.5 million for the three months ended June 30, 2014, compared to the same period in 2013. The following changes contributed to the net change:

(In millions)
Decreased administrative and general costs	$(0.6)
Decreased customer service costs	(0.1)
Increased customer accounts costs	0.2
Total	$(0.5)

For the three months ended June 30, 2014, decreased administrative and general costs are primarily due to decreased pension and other postretirement benefit costs.

Nonregulated Energy Operations - MGE Energy and MGE

For the three months ended June 30, 2014 and 2013, net income at the nonregulated energy operations segment was $4.8 million and $5.2 million, respectively. The nonregulated energy operations are conducted through MGE Energy's subsidiaries: MGE Power Elm Road and MGE Power West Campus, which have been formed to own and lease electric generating capacity to assist MGE.

Results reflect the recovery of force majeure costs associated with the construction of the Elm Road Units. In December 2012, as part of WEPCO's (the operator and primary owner of the Elm Road Units) 2013 Wisconsin rate case, the PSCW determined that 100% of the construction costs for the Elm Road Units were prudently incurred, and approved the recovery in rates of more than 99.5% of the force majeure costs. The recovery of the force majeure costs began in 2013. A portion of the recovery pertaining to periods prior to the PSCW order only affected 2013.

Transmission Investment Operations - MGE Energy and MGE

Transmission investment other income

For the three months ended June 30, 2014 and 2013, other income at the transmission investment segment was $2.4 million and $2.3 million, respectively. The transmission investment segment holds our interest in ATC, and its income reflects our equity in the earnings of ATC. See Footnote 3 of the Notes to Consolidated Financial Statements for additional information concerning ATC and summarized financial information regarding ATC.

Consolidated Income Taxes - MGE Energy and MGE

MGE Energy's and MGE's effective income tax rate for the three months ended June 30, 2014 and 2013, was 39.1% and 38.4%, respectively. The net increase is attributable to changes in the level of the estimated 2014 manufacturing deduction.

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

	Three Months Ended June 30,

(In millions)	2014	2013
MGE Power Elm Road	$4.0	$4.4
MGE Power West Campus	1.9	1.9
MGE Transco	0.7	0.6

Six Months Ended June 30, 2014 and 2013

Electric Utility Operations - MGE Energy and MGE

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the periods indicated:

	Revenues			Sales (kWh)
(In thousands, except cooling degree days)	Six Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
Residential	$65,243	$63,441	2.8%	399,098	386,831	3.2%
Commercial	103,865	101,442	2.4%	905,962	879,227	3.0%
Industrial	9,628	9,671	(0.4)%	120,940	123,517	(2.1)%
Other-retail/municipal	17,585	18,371	(4.3)%	196,027	203,496	(3.7)%
Total retail	196,321	192,925	1.8%	1,622,027	1,593,071	1.8%
Sales to the market	2,060	217	849.3%	62,030	14,014	342.6%
Adjustments to revenues	(2,832)	(2,802)	(1.1)%	-	-	- %
Total	$195,549	$190,340	2.7%	1,684,057	1,607,085	4.8%

Cooling degree days (normal 182)				233	190	22.6%

Electric operating revenues increased $5.2 million or 2.7% for the six months ended June 30, 2014, compared to the same period in 2013, due to the following:

(In millions)
Volume	$3.5
Sales to the market	1.8
Other	(0.1)
Total	$5.2

In July 2013, the PSCW authorized MGE to freeze 2014 rates at 2013 levels for retail electric customers.

•

Volume. During the six months ended June 30, 2014, there was a 1.8% increase in total retail sales volumes compared to the same period in the prior year driven by higher residential and commercial customer demand.

•

Sales to the market. Sales to the market represent wholesale sales made to third parties who are not ultimate users of the electricity. These sales may include spot market transactions on the markets operated by MISO and PJM. These sales may also include bilateral sales to other utilities or power marketers. Generating Units are dispatched by MISO based on cost considerations as well as reliability of the system. Sales to the market typically occur when MGE has more generation and purchases online than are needed for its own system demand. The excess electricity is then sold to others in the market. For the six months ended June 30, 2014, market volumes increased compared to the same period in the prior year, reflecting increased opportunities for sales. In addition, market settlement resulted in higher revenue per kWh for the six months ended June 30, 2014, reflecting higher market prices.

Electric fuel and purchased power

The expense for fuel for electric generation increased $5.4 million or 26.4% during the six months ended June 30, 2014, compared to the same period in the prior year. Internal electric generation costs increased $2.7 million as a result of a 12.9% increase in the per-unit cost. Internal electric generated volume delivered to the system increased 11.9%, which resulted in $2.7 million of increased expense.

Net purchased power expense decreased $1.8 million during the six months ended June 30, 2014, compared to the same period in the prior year. This decrease includes adjustments for the 2012 fuel rule surplus credit of $3.2 million reflected in 2014 and the 2013 deferred fuel costs of $0.4 million. Excluding these adjustments, purchased power expense increased $1.8 million during the six months ended June 30, 2014, compared to the same period in the prior year. This increase in expense reflects a $3.8 million or 10.3% increase in the per-unit cost of purchased power, partially offset by a $2.0 million or 5.1% decrease in the volume of power purchased from third parties.

Electric operating and maintenance expenses

Electric operating and maintenance expenses decreased $1.9 million during the six months ended June 30, 2014, compared to the same period in 2013. The following changes contributed to the net change:

(In millions)
Decreased administrative and general costs	$(3.2)
Decreased customer service costs	(0.6)
Decreased distribution expenses	(0.3)
Increased production expenses	1.1
Increased transmission costs	1.0
Increased customer accounts costs	0.1
Total	$(1.9)

For the six months ended June 30, 2014, decreased administrative and general costs are primarily due to decreased pension and other postretirement benefit costs. Increased production expenses are primarily due to increased costs at Columbia and increased transmission costs are due to an increase in transmission reliability enhancements.

Gas Utility Operations - MGE Energy and MGE

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class during each of the periods indicated:

	Revenues			Therms Delivered
(In thousands, except HDD and average rate per therm of retail customer)	Six Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
Residential	$74,768	$57,240	30.6%	70,521	61,506	14.7%
Commercial/Industrial	65,272	43,415	50.3%	84,599	72,047	17.4%
Total retail	140,040	100,655	39.1%	155,120	133,553	16.1%
Gas transportation	1,615	1,588	1.7%	20,524	20,111	2.1%
Other revenues	276	266	3.8%	-	-	- %
Total	$141,931	$102,509	38.5%	175,644	153,664	14.3%
Heating degree days (normal 4,340)				5,075	4,642	9.3%
Average Rate Per Therm of
Retail Customer	$0.903	$0.754	19.8%

Gas revenues increased $39.4 million or 38.5% for the six months ended June 30, 2014, compared to the same period in 2013. These changes are related to the following factors:

(In millions)
Rate/PGA changes	$23.1
Volume	16.3
Total	$39.4

•

Rate/PGA changes. The average retail rate per therm for the six months ended June 30, 2014, increased 19.8% compared to the same period in 2013, reflecting higher natural gas commodity costs. MGE recovers the cost of natural gas in its gas segment through the purchased gas adjustment clause (PGA). Under the PGA, MGE is able to pass through to its gas customers the cost of gas.

•

Volume. For the six months ended June 30, 2014, retail gas deliveries increased 16.1% compared to the same period in 2013, as a result of colder weather during the winter months compared to milder weather in the prior year.

Cost of gas sold

For the six months ended June 30, 2014, cost of gas sold increased by $35.2 million, compared to the same period in the prior year. The cost per therm of natural gas increased 35.3%, which resulted in $25.2 million of increased expense. In addition, the volume of purchased gas increased 16.3%, which resulted in $10.0 million of increased expense.

Gas operating and maintenance expenses

Gas operating and maintenance expenses decreased by $1.0 million for the six months ended June 30, 2014, compared to the same period in 2013. The following changes contributed to the net change:

(In millions)
Decreased administrative and general costs	$(1.4)
Decreased customer service costs	(0.2)
Increased customer accounts costs	0.4
Increased distribution expenses	0.2
Total	$(1.0)

For the six months ended June 30, 2014, decreased administrative and general costs are primarily due to decreased pension and other postretirement benefit costs.

Nonregulated Energy Operations - MGE Energy and MGE

For the six months ended June 30, 2014 and 2013, net income at the nonregulated energy operations segment was $9.6 million and $10.3 million, respectively. The nonregulated energy operations are conducted through MGE Energy's subsidiaries: MGE Power Elm Road and MGE Power West Campus, which have been formed to construct, own and lease electric generating capacity to assist MGE.

Results reflect the recovery of force majeure costs associated with the construction of the Elm Road Units. In December 2012, as part of WEPCO's (the operator and primary owner of the Elm Road Units) 2013 Wisconsin rate case, the PSCW determined that 100% of the construction costs for the Elm Road Units were prudently incurred, and approved the recovery in rates of more than 99.5% of the force majeure costs. The recovery of the force majeure costs began in 2013. A portion of the recovery pertaining to periods prior to the PSCW order only affected 2013.

Transmission Investment Operations - MGE Energy and MGE

Transmission investment other income

For the six months ended June 30, 2014 and 2013, other income at the transmission investment segment was $4.9 million and $4.7 million, respectively. The transmission investment segment holds our interest in ATC, and its income reflects our equity in the earnings of ATC. See Footnote 3 of Notes to Consolidated Financial Statements for additional information concerning ATC and summarized financial information regarding ATC.

Consolidated Income Taxes - MGE Energy and MGE

MGE Energy's and MGE's effective income tax rate for the six months ended June 30, 2014 and 2013, was 37.7% and 38.0%, respectively.

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

	Six Months Ended June 30,

(In millions)	2014	2013
MGE Power Elm Road	$8.0	$8.7
MGE Power West Campus	3.8	3.8
MGE Transco	1.3	1.2

Contractual Obligations and Commercial Commitments - MGE Energy and MGE

There were no material changes, other than from the normal course of business, to MGE Energy's and MGE's contractual obligations (representing cash obligations that are considered to be firm commitments) and commercial commitments (representing commitments triggered by future events) during the six months ended June 30, 2014, except as noted below. Further discussion of the contractual obligations and commercial commitments is included in Footnote 8 of Notes to Consolidated Financial Statements in this Report, and Footnote 18 of Notes to Consolidated Financial Statements, and "Contractual Obligations and Commercial Commitments for MGE Energy and MGE" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in MGE Energy's and MGE's 2013 Annual Report on Form 10-K.

Purchase Contracts - MGE Energy and MGE

See Footnote 8.d. of Notes to Consolidated Financial Statements for a description of commitments at June 30, 2014, that MGE Energy and MGE have entered with respect to various commodity supply, transportation, and storage contracts to meet their obligations to deliver electricity and natural gas to customers.

Liquidity and Capital Resources

Cash Flows

The following summarizes cash flows for MGE Energy and MGE during the six months ended June 30, 2014 and 2013:

	MGE Energy		MGE
(In thousands)	2014	2013	2014	2013
Cash provided by/(used for):
Operating activities	$84,680	$66,128	$86,392	$65,602
Investing activities	(44,620)	(64,545)	(44,351)	(64,269)
Financing activities	(20,962)	(5,607)	(30,565)	(2,373)

Cash Provided by Operating Activities

MGE Energy

MGE Energy's consolidated net cash provided by operating activities is derived mainly from the electric and gas operations of its principal subsidiary, MGE.

Cash provided by operating activities for the six months ended June 30, 2014, was $84.7 million, an increase of $18.6 million when compared to the same period in the prior year primarily related to no pension contributions being made in 2014.

MGE Energy's net income increased $5.3 million for the six months ended June 30, 2014, when compared to the same period in the prior year.

MGE Energy's federal and state taxes paid increased $6.0 million during the six months ended June 30, 2014, when compared to the same period in the prior year, primarily due to federal tax payments made in 2014. No federal tax payments were made during the six months ended June 30, 2013, due to the NOL, which was fully utilized in 2013.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $9.9 million in cash provided by operating activities for the six months ended June 30, 2014, primarily due to decreased unbilled revenues and decreased accounts receivable, partially offset by decreased other current liabilities and decreased accounts payable. Working capital accounts resulted in $9.9 million in cash provided by operating activities for the six months ended June 30, 2013, primarily due to decreased unbilled revenues, decreased accounts receivable, decreased gas inventories, and increased other current liabilities, partially offset by decreased accounts payable.

A decrease in pension contribution resulted in an additional $29.9 million in cash provided by operating activities for the six months ended June 30, 2014, when compared to the same period in the prior year. These contributions reflect amounts required by law and discretionary amounts.

MGE

Cash provided by operating activities for the six months ended June 30, 2014, was $86.4 million, an increase of $20.8 million when compared to the same period in the prior year primarily related to no pension contributions being made in 2014.

Net income increased $5.3 million for the six months ended June 30, 2014, when compared to the same period in the prior year.

MGE's federal and state taxes paid to MGE Energy increased $5.9 million during the six months ended June 30, 2014, when compared to the same period in the prior year, primarily due to federal tax payments made in 2014. No federal tax payments were made during the six months ended June 30, 2013, due to the NOL, which was fully utilized in 2013.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $12.5 million in cash provided by operating activities for the six months ended June 30, 2014, primarily due to decreased unbilled revenues and decreased accounts receivable, partially offset by decreased accounts payable. Working capital accounts resulted in $10.1 million in cash provided by operating activities for the six months ended June 30, 2013, primarily due to decreased unbilled revenues, decreased accounts receivable, increased other current liabilities, and decreased gas inventories, partially offset by decreased accounts payable.

A decrease in pension contribution resulted in an additional $29.9 million in cash provided by operating activities for the six months ended June 30, 2014, when compared to the same period in the prior year. These contributions reflect amounts required by law and discretionary amounts.

Cash Used for Investing Activities

MGE Energy

MGE Energy's cash used for investing activities decreased $19.9 million for the six months ended June 30, 2014, when compared to the same period in the prior year.

Capital expenditures for the six months ended June 30, 2014, were $42.3 million. This amount represents a decrease of $20.9 million from the expenditures made in the same period in the prior year. This decrease is due primarily to $28.2 million of decreased expenditures on the Columbia environmental project.

MGE

MGE's cash used for investing activities decreased $19.9 million for the six months ended June 30, 2014, when compared to the same period in the prior year.

Capital expenditures for the six months ended June 30, 2014, were $42.3 million. This amount represents a decrease of $20.9 million from the expenditures made in the same period in the prior year. This decrease is due primarily to $28.2 million of decreased expenditures on the Columbia environmental project.

Cash Used for Financing Activities

MGE Energy

Cash used for MGE Energy's financing activities was $21.0 million for the six months ended June 30, 2014, compared to $5.6 million of cash used for the six months ended June 30, 2013.

For the six months ended June 30, 2014, dividends paid were $18.9 million compared to $18.3 million in the prior year. This increase was a result of a higher dividend per share ($0.543 vs. $0.527).

During the six months ended June 30, 2013, net short-term debt borrowings were $14.0 million.

MGE

During the six months ended June 30, 2014, cash used for MGE's financing activities was $30.6 million compared to $2.4 million of cash used for MGE's financing activities in the prior year.

Dividends paid from MGE to MGE Energy were $16.8 million during the six months ended June 30, 2014.

During the six months ended June 30, 2013, net short-term debt borrowings were $14.0 million.

Distributions to parent from noncontrolling interest, which represent distributions from MGE Power Elm Road and MGE Power West Campus, were $12.8 million for the six months ended June 30, 2014, compared to $15.8 million in the prior year.

Capitalization Ratios

MGE Energy's capitalization ratios were as follows:

MGE Energy
	June 30, 2014	December 31, 2013
Common shareholders' equity	61.5%	60.5%
Long-term debt*	38.5%	39.5%
*Includes the current portion of long-term debt.

MGE Energy's and MGE's Capital Requirements

MGE Energy's and MGE's liquidity are primarily affected by their capital requirements. During the six months ended June 30, 2014, capital expenditures for MGE Energy and MGE totaled $42.3 million, which included $41.4 million of capital expenditures for utility operations.

In early 2011, the PSCW authorized the construction of air emission reduction systems and associated equipment on Columbia Units 1 and 2. For the six months ended June 30, 2014, MGE had incurred $7.8 million (excluding carrying costs) in construction expenditures at Columbia related to the project and had accrued $6.9 million in incurred, but unpaid capital expenditures. MGE has recognized $2.9 million (after tax) in AFUDC equity related to this project for the six months ended June 30, 2014.

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

Environmental Matters

The following discussion is limited to updates or developments in environmental matters that occurred during the six months ended June 30, 2014. Further discussion of environmental matters is included in MGE Energy's and MGE's 2013 Annual Report on Form 10-K and Footnote 8.a. of Notes to Consolidated Financial Statements in this Report.

EPA's Final 316(b) Rule Governing Water Intake Systems at Electric Generating Facilities

In May 2014, the EPA finalized its Phase II and III Rules pursuant to Section 316(b) of the Clean Water Act, which governs cooling water intake structures located at large existing power plant and industrial facilities. The 316(b) Rule requires these facilities to implement methods for reducing fish impingement by their water intakes using one of seven options, including closed cycle cooling (CCC) systems.

MGE expects that this 316(b) Rule will not have material effects on its existing plants. Our WCCF facility already employs a CCC system as defined under the Rule. Our Columbia plant my need to address multiple intake structures. Our Blount plant has conducted studies on our effects and for options for compliance with this rule. Our exact requirements at Blount and Columbia, however, will not be known until those sites' permits are modified to account for this rule.

EPA's Cross-State Air Pollution Rule (CSAPR) Upheld by the Supreme Court

On April 29, 2014, the US Supreme Court issued a decision upholding CSAPR, thereby reversing the D.C. Circuit Court's decision on CSAPR, and remanding the matter back to the D.C. Circuit for further proceedings. CSAPR remains subject to an order of the D.C. Circuit that stayed its implementation pending resolution of the appeals. The EPA may amend CSAPR to lift the stay order and extend the existing compliance deadlines by three years that have passed since the rule was vacated by the D.C. Circuit. That motion has not been decided. It is unclear if the rule will be reinstated for 2014 emissions or later. The Clean Air Interstate Rule (CAIR) will remain in effect until CSAPR is reinstated. See MGE Energy's and MGE's 2013 Annual Report on Form 10K for additional information on the legal proceedings associated with these environmental matters.

Past evaluations of CSAPR's effect on MGE have pointed to SO2 emissions at our Columbia plant as being our primary concern in meeting emissions allocations under CSAPR. Planned new SO2 controls at Columbia have been installed; Unit 2 and Unit 1 was completed in April 2014 and July 2014, respectively (see Footnote 4 for information regarding the Columbia environmental construction project). MGE expects that the costs pertaining to meeting CSAPR requirements will be fully recoverable through rates. We will continue to monitor and evaluate recoverability through the D.C. Circuit Court process and the EPA implementation phase.

EPA's Greenhouse Gas Reduction Guidelines under the Clean Air Act 111d Rule

On June 2, 2014, the EPA released proposed guidelines for states to use in developing plans to control GHG emissions from existing fossil fuel fired electric generating units (EGUs). The proposed rule was published in the Federal Register on June 17, 2014.

The EPA's proposal seeks to reduce GHG emissions from EGUs by a national average of 30% by 2030 as measured from a 2005 baseline. Each state is given its own emission reduction targets to meet this goal. These targets are expressed as a "rate-based" emission average to be achieved by the combined fleet of EGUs within the state. States would be expected to make "meaningful progress" towards these reductions by 2020 and to meet their respective targets by 2030.

The EPA's proposal establishes guidelines for states and encourages the use of four options for achieving these reductions. These options are referred to as "building blocks" and are: (1) increasing the efficiency of EGUs; (2) re-dispatching of gas-fired generation at the expense of coal; (3) expanding the use of low and no carbon power sources such as wind, nuclear and solar; and (4) improving demand side energy efficiency to reduce electric use.

The EPA is taking comments on the proposed rule through mid-October 2014. The rule is expected to be finalized by June 2015. States will then have up to two years to prepare compliance plans. This rule could have significant impacts on EGUs. MGE is reviewing the proposal at this time.

Coal Combustion Residual Rule

The EPA's Coal Combustion Residual (CCR) Rule is currently in the proposed stage but is anticipated to be finalized in December 2014. The final CCR Rule will regulate disposal and management of ash and other coal combustion byproducts as a waste under the EPA's solid waste rules.

Columbia

Columbia is a coal-fired generating station operated by WPL in which WPL, WPSC, and MGE have ownership interests. In December 2009, the EPA sent a Notice of Violation (NOV) to MGE as one of the co-owners of Columbia. The NOV alleged that WPL and the Columbia co-owners failed to comply with appropriate pre-construction review and permitting requirements and, as a result, violated the Prevention of Significant Deterioration program requirements, Title V Operating Permit requirements of the CAA, and the Wisconsin SIP. In April 2013, the EPA filed a lawsuit against the co-owners of Columbia asserting similar allegations. In September 2010 and April 2013, the Sierra Club filed civil lawsuits against WPL alleging violations of the CAA at Columbia and other Wisconsin facilities operated by WPL. In June 2013, the court approved and entered a consent decree entered by the EPA, Sierra Club, and the co-owners of Columbia to resolve these claims, while admitting no liability. One of the requirements of the consent decree requires installation of a SCR system at Columbia Unit 2 by December 31, 2018. In July 2014, a CA was filed with the PSCW for the installation of the SCR system. MGE's share of the projected cost is approximately $30-40 million. See Footnote 8 of the Notes to Consolidated Financial Statements for additional information regarding this matter.

Other Matters

Elm Road

The warranty periods for both of the Elm Road Units have expired. During 2013, WEPCO and Bechtel (the construction contractor for the Elm Road Units) were working through the outstanding warranty claims. The warranty claim for the costs incurred to repair steam turbine corrosion damage identified on both units was resolved through a binding arbitration in June 2013. Final acceptance of the Elm Road Units occurred in June 2013 after all requirements stated in the contract with Bechtel were satisfied. In April 2014, an additional warranty claim was resolved that did not have a material impact on our financial statements. The parties continue to work through one potential remaining warranty claim.

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

MGE's electric fuel costs are subject to fuel rules established by the PSCW. The fuel rules require the PSCW and Wisconsin utilities to defer electric fuel-related costs that fall outside a symmetrical cost tolerance band. Any over/under recovery of the actual costs is determined on an annual basis and is adjusted in future billings to electric retail customers. Under the electric fuel rules, MGE is required to defer the benefit of lower costs if the actual electric fuel costs fall outside the lower end of the range and is required to defer costs, less any excess revenues, if the actual electric fuel costs exceed the upper end of the range. Excess revenues are defined as revenues in the year in question that provide MGE with a greater return on common equity than authorized by the PSCW in MGE's latest rate order. The range is defined by the PSCW and has been modified throughout the years based on market conditions and other relevant factors. Currently, MGE is subject to a plus or minus 2% range. MGE assumes the risks and benefits of variances that are within the cost tolerance band. For 2014, fuel and purchased power costs included in MGE's base fuel rates are $106.1 million. See Footnote 10.b. of the Notes to Consolidated Financial Statements for additional information.

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

MGE has financial gas and electric commodity contracts to hedge commodity price risk in the gas and electric segments. These contracts are primarily comprised of exchange-traded option and future contracts. MGE also holds FTRs, which are used to hedge the risk of increased transmission congestion charges. At June 30, 2014, the fair value of these instruments exceeded their cost basis by $2.9 million. Under the PGA clause and electric fuel rules, MGE may include in the costs of fuel (natural gas or power) the costs and benefits of the aforementioned fuel price risk management tools. Because these costs/benefits are recoverable, the related unrealized loss/gain has been deferred on the consolidated balance sheet as a regulatory asset/liability.

MGE has also entered into a ten-year purchased power agreement that provides MGE with firm capacity and energy that began on June 1, 2012, and ends on May 31, 2022 (the "base term"). The agreement also allows MGE an option to extend the contract after the base term. The agreement is considered a derivative contract and is recognized at its fair value on the consolidated balance sheet. However, the derivative qualifies for regulatory deferral and is recognized with a corresponding regulatory asset or liability depending on whether the fair value is in a loss or gain position. The fair value of the contract at June 30, 2014, reflects a loss position of $51.8 million.

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

Additionally, if a counterparty were to default and MGE were to liquidate all contracts with that entity, MGE's credit loss would include the loss in value of mark-to-market contracts; the amount owed for settled transactions; and additional payments, if any, to settle unrealized losses on accrual contracts. As of June 30, 2014, no counterparties have defaulted.

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

Item 4. Controls and Procedures.

During the second quarter of 2014, each registrant's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to that registrant, including its subsidiaries, is accumulated and made known to that registrant's management, including these officers, by other employees of that registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, the registrants do not control or manage certain of their unconsolidated entities and thus, their access and ability to apply their procedures to those entities is more limited than is the case for their consolidated subsidiaries.

As of June 30, 2014, each registrant's principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective. Each registrant intends to strive continually to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

During the quarter ended June 30, 2014, there were no changes in either registrant's internal controls over financial reporting that materially affected, or are reasonably likely to affect materially, that registrant's internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

MGE Energy and MGE

MGE Energy and its subsidiaries, including MGE, from time to time are involved in various legal proceedings that are handled and defended in the ordinary course of business.

See Footnote 8.a. and 8.c. of Notes to Consolidated Financial Statements for more information.

Item 1A. Risk Factors.

There have been no material changes in the risk factors affecting MGE Energy and MGE from those factors discussed in in their 2013 Annual Report on Form 10-K, except as follows:

Our ability to obtain an adequate supply of coal could limit our ability to operate our coal-fired facilities.

The availability of coal and the means to transport coal could:

•

affect our operating costs due to increased costs associated with lower levels of generation or the need for alternate supply or alternate transportation,

•

limit our ability to generate electricity if we are unable to arrange adequate deliveries of coal, and

•

result in potentially higher costs for replacement purchased power as well as potential lost market sales opportunities.

A significant portion of our electric generating capacity is dependent on coal. Increased oil exploration and production in the United States has increased the amount of oil being transported by railroad, which has affected the availability and scheduling of trains to transport coal. Demand for coal has also been impacted by prevailing prices for natural gas and may affect mine performance. Consequently, we are exposed to the risk that counterparties to these contracts will not be able to fulfill their obligations. Disruption in the delivery of fuel, including disruptions as a result of transportation delays, weather, labor relations, force majeure events, or environmental regulations affecting any of these fuel suppliers, could limit our ability to generate electricity at our facilities at the desired level. Should counterparties fail to perform, or other unplanned disruptions occur, we may be forced to replace the underlying commitment at higher prices, or we may be forced to reduce generation at our coal units and replace this lost generation through additional power purchases from third parties. These factors may also affect the terms under which any of our existing coal supply or transportation agreements are renewed or replaced upon the expiration of their current terms.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs*
April 1-30, 2014	43,685	$39.02	-	-
May 1-31, 2014	34,425	37.60	-	-
June 1-30, 2014	91,700	38.15	-	-
Total	169,810	$38.26	-	-

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

Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed by the following officers for the following companies:

31.1

Filed by Gary J. Wolter for MGE Energy, Inc.

31.2

Filed by Jeffrey C. Newman for MGE Energy, Inc.

31.3

Filed by Gary J. Wolter for Madison Gas and Electric Company

31.4

Filed by Jeffrey C. Newman for Madison Gas and Electric Company

Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) as to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed by the following officers for the following companies:

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

MGE ENERGY, INC.

Date: August 6, 2014	/s/ Gary J. Wolter
Gary J. Wolter Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: August 6, 2014	/s/ Jeffrey C. Newman
Jeffrey C. Newman Vice President, Chief Financial Officer, Secretary and Treasurer (Chief Financial and Accounting Officer)

Signatures - Madison Gas and Electric Company

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MADISON GAS AND ELECTRIC COMPANY

Date: August 6, 2014	/s/ Gary J. Wolter
Gary J. Wolter Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: August 6, 2014	/s/ Jeffrey C. Newman
Jeffrey C. Newman Vice President, Chief Financial Officer, Secretary and Treasurer (Chief Financial and Accounting Officer)

