Form 10-Q
period 2014-09-30
MGE ENERGY INC; MADISON GAS & ELECTRIC CO
filed 2014-11-06
CIK 1161728, 61339

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:

September 30, 2014

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

Number of Shares Outstanding of Each Class of Common Stock as of October 31, 2014
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

14

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

32

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

48

Item 4. Controls and Procedures.

50

PART II. OTHER INFORMATION.

51

Item 1. Legal Proceedings.

51

Item 1A. Risk Factors.

51

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

51

Item 4. Mine Safety Disclosures.

52

Item 6. Exhibits.

52

Signatures - MGE Energy, Inc.

53

Signatures - Madison Gas and Electric Company

54

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

Definitions, Abbreviations, and Acronyms Used in the Text and Notes of this Report

Abbreviations, acronyms, and definitions used in the text and notes of this report are defined below.

MGE Energy and Subsidiaries:

CWDC	Central Wisconsin Development Corporation
MAGAEL	MAGAEL, LLC
MGE	Madison Gas and Electric Company
MGE Energy	MGE Energy, Inc.
MGE Power	MGE Power, LLC
MGE Power Elm Road	MGE Power Elm Road, LLC
MGE Power West Campus	MGE Power West Campus, LLC
MGE State Energy Services	MGE State Energy Services, LLC
MGE Transco	MGE Transco Investment, LLC
NGV Fueling Services	NGV Fueling Services, LLC
North Mendota	North Mendota Energy & Technology Park, LLC

Other Defined Terms:

AFUDC	Allowance for Funds Used During Construction
ATC	American Transmission Company LLC
Blount	Blount Station
CA	Certificate of Authority
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CAVR	Clean Air Visibility Rule
CCC	Closed Cycle Cooling
CCR	Coal Combustion Residual
Codification	Financial Accounting Standards Board Accounting Standards Codification
Columbia	Columbia Energy Center
Cooling degree days	Measure of the extent to which the average daily temperature is above 65 degrees Fahrenheit, which is considered an indicator of possible increased demand for energy to provide cooling
CSAPR	Cross-State Air Pollution Rule
Dth	Dekatherms, a quantity measure used in respect of natural gas
EGUs	Electric Generating Units
Elm Road Units	Elm Road Generating Station
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FTR	Financial Transmission Rights
GHG	Greenhouse Gas
Heating degree days (HDD)	Measure of the extent to which the average daily temperature is below 65 degrees Fahrenheit, which is considered an indicator of possible increased demand for energy to provide heating
IRS	Internal Revenue Service
kWh	Kilowatt-hour, a measure of electric energy produced
MATS	Mercury and Air Toxics Standards
MISO	Midcontinent Independent System Operator (a regional transmission organization)
MW	Megawatt, a measure of electric energy generating capacity
MWh	Megawatt-hour, a measure of electric energy produced
NAAQS	National Ambient Air Quality Standards
NOL	Net Operating Loss
NOV	Notice of Violation
NOx	Nitrogen Oxides
NSPS	New Source Performance Standards

PGA	Purchased Gas Adjustment clause, a regulatory mechanism used to reconcile natural gas costs recovered in rates to actual costs
PJM	PJM Interconnection, LLC (a regional transmission organization)
PPA	Purchased Power Agreement
PSCW	Public Service Commission of Wisconsin
PSD	Prevention of Significant Deterioration
ROE	Return on Equity
SCR	Selective Catalytic Reduction
SEC	Securities and Exchange Commission
SIP	State Implementation Plan
SO2	Sulfur Dioxide
the State	State of Wisconsin
Stock Plan	Direct Stock Purchase and Dividend Reinvestment Plan of MGE Energy
UW	University of Wisconsin at Madison
VIE	Variable Interest Entity
WCCF	West Campus Cogeneration Facility
WDNR	Wisconsin Department of Natural Resources
WEPCO	Wisconsin Electric Power Company
Working capital	Current assets less current liabilities
WPL	Wisconsin Power and Light Company
WPSC	Wisconsin Public Service Corporation
XBRL	eXtensible Business Reporting Language

Item 1. Financial Statements.

MGE Energy, Inc.

Consolidated Statements of Income (unaudited)

(In thousands, except per-share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Operating Revenues:
Regulated electric revenues	$112,869	$119,836	$308,418	$310,176
Regulated gas revenues	21,404	18,864	163,335	121,373
Nonregulated revenues	862	1,399	2,392	4,075
Total Operating Revenues	135,135	140,099	474,145	435,624

Operating Expenses:
Fuel for electric generation	9,838	13,950	35,836	34,520
Purchased power	21,303	21,981	58,779	61,237
Cost of gas sold	11,039	8,819	107,679	70,259
Other operations and maintenance	37,587	41,134	118,267	124,670
Depreciation and amortization	10,376	9,710	30,191	28,864
Other general taxes	4,872	4,605	14,861	14,049
Total Operating Expenses	95,015	100,199	365,613	333,599
Operating Income	40,120	39,900	108,532	102,025

Other income, net	2,636	3,750	10,736	9,770
Interest expense, net	(5,141)	(4,605)	(14,550)	(13,937)
Income before income taxes	37,615	39,045	104,718	97,858
Income tax provision	(14,286)	(14,692)	(39,585)	(37,030)
Net Income	$23,329	$24,353	$65,133	$60,828

Earnings Per Share of Common Stock
(basic and diluted)	$0.67	$0.70	$1.88	$1.75

Dividends per share of common stock	$0.283	$0.272	$0.826	$0.799

Weighted Average Shares Outstanding
(basic and diluted)	34,668	34,668	34,668	34,668

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Comprehensive Income (unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net Income	$23,329	$24,353	$65,133	$60,828
Other comprehensive income, net of tax:
Unrealized gain on available-for-sale
securities, net of tax ($63 and $24, and $38 and
$117, respectively)	95	36	56	176
Comprehensive Income	$23,424	$24,389	$65,189	$61,004

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2014	2013
Operating Activities:
Net income	$65,133	$60,828
Items not affecting cash:
Depreciation and amortization	30,191	28,864
Deferred income taxes	24,376	32,706
Provision for doubtful receivables	1,001	1,551
Employee benefit plan expenses	(814)	9,908
Equity earnings in ATC	(7,306)	(7,045)
Other items	(843)	250
Changes in working capital items:
Decrease in current assets	13,318	15,053
Decrease in current liabilities	(7,515)	(5,496)
Dividend income from ATC	5,762	5,498
Cash contributions to pension and other postretirement plans	(2,449)	(33,919)
Debt make-whole premium	-	(6,757)
Other noncurrent items, net	118	7,159
Cash Provided by Operating Activities	120,972	108,600

Investing Activities:
Capital expenditures	(66,138)	(92,092)
Capital contributions to investments	(1,830)	(1,305)
Other	(1,265)	(780)
Cash Used for Investing Activities	(69,233)	(94,177)

Financing Activities:
Cash dividends paid on common stock	(28,634)	(27,685)
Repayment of long-term debt	(3,069)	(42,000)
Issuance of long-term debt	-	85,000
Other	(130)	(765)
Cash (Used for) Provided by Financing Activities	(31,833)	14,550

Change in cash and cash equivalents	19,906	28,973
Cash and cash equivalents at beginning of period	68,813	46,357
Cash and Cash Equivalents at End of Period	$88,719	$75,330

Supplemental disclosures of cash flow information:
Significant noncash investing activities:
Accrued capital expenditures	$6,549	$10,473

The accompanying notes are an integral part of the unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Balance Sheets (unaudited)

(In thousands)

	September 30,	December 31,
ASSETS	2014	2013
Current Assets:
Cash and cash equivalents	$88,719	$68,813
Accounts receivable, less reserves of $4,056 and $4,219, respectively	35,251	44,890
Other accounts receivable, less reserves of $448 and $750, respectively	5,365	5,352
Unbilled revenues	19,929	31,982
Materials and supplies, at average cost	17,524	16,662
Fossil fuel	5,121	5,206
Stored natural gas, at average cost	23,292	13,988
Prepaid taxes	15,569	19,106
Regulatory assets - current	4,985	6,377
Other current assets	9,650	8,225
Total Current Assets	225,405	220,601
Regulatory assets	100,227	107,166
Pension benefits	17,942	15,071
Other deferred assets and other	7,029	8,046
Property, Plant, and Equipment:
Property, plant, and equipment, net	1,176,592	1,018,809
Construction work in progress	21,331	141,415
Total Property, Plant, and Equipment	1,197,923	1,160,224
Investments	71,370	67,952
Total Assets	$1,619,896	$1,579,060

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$4,162	$4,102
Accounts payable	41,871	43,684
Accrued interest and taxes	4,041	5,661
Accrued payroll related items	10,305	10,731
Deferred income taxes	-	1,711
Regulatory liabilities - current	8,822	13,538
Derivative liabilities	7,131	7,750
Other current liabilities	5,824	9,489
Total Current Liabilities	82,156	96,666
Other Credits:
Deferred income taxes	313,101	284,791
Investment tax credit - deferred	1,274	1,413
Regulatory liabilities	21,970	19,792
Accrued pension and other postretirement benefits	50,339	49,184
Derivative liabilities	47,820	57,930
Other deferred liabilities and other	52,947	52,360
Total Other Credits	487,451	465,470
Capitalization:
Common shareholders' equity	653,985	617,510
Long-term debt	396,304	399,414
Total Capitalization	1,050,289	1,016,924
Commitments and contingencies (see Footnote 8)	-	-
Total Liabilities and Capitalization	$1,619,896	$1,579,060

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Common Equity (unaudited)

(In thousands, except per-share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income	Total
2013
Beginning balance - December 31, 2012	34,668	$34,668	$316,268	$228,399	$94	$579,429
Net income				60,828		60,828
Other comprehensive income					176	176
Common stock dividends declared
($ 0.799 per share)				(27,685)		(27,685)
Ending balance - September 30, 2013	34,668	$34,668	$316,268	$261,542	$270	$612,748

2014
Beginning balance - December 31, 2013	34,668	$34,668	$316,268	$266,197	$377	$617,510
Net income				65,133		65,133
Other comprehensive income					56	56
Common stock dividends declared
($0.826 per share)				(28,634)		(28,634)
Cash in lieu of fractional shares related
to stock split				(80)		(80)
Ending balance - September 30, 2014	34,668	$34,668	$316,268	$302,616	$433	$653,985

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Income (unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Operating Revenues:
Regulated electric revenues	$112,875	$119,836	$308,435	$310,176
Regulated gas revenues	21,410	18,864	163,351	121,373
Nonregulated revenues	862	1,399	2,392	4,075
Total Operating Revenues	135,147	140,099	474,178	435,624

Operating Expenses:
Fuel for electric generation	9,841	13,950	35,843	34,520
Purchased power	21,307	21,981	58,790	61,237
Cost of gas sold	11,045	8,819	107,695	70,259
Other operations and maintenance	37,309	40,990	117,593	124,133
Depreciation and amortization	10,364	9,710	30,156	28,864
Other general taxes	4,872	4,605	14,861	14,049
Income tax provision	13,338	13,798	36,180	34,237
Total Operating Expenses	108,076	113,853	401,118	367,299
Operating Income	27,071	26,246	73,060	68,325

Other Income and Deductions:
AFUDC - equity funds	255	852	3,306	2,178
Equity in earnings in ATC	2,423	2,340	7,306	7,045
Income tax provision	(984)	(880)	(3,390)	(2,802)
Other income, net	(111)	407	(351)	118
Total Other Income and Deductions	1,583	2,719	6,871	6,539
Income before interest expense	28,654	28,965	79,931	74,864

Interest Expense:
Interest on long-term debt	5,225	4,910	15,714	14,757
Other interest, net	44	5	52	(31)
AFUDC - borrowed funds	(84)	(281)	(1,090)	(718)
Net Interest Expense	5,185	4,634	14,676	14,008
Net Income	$23,469	$24,331	$65,255	$60,856
Less: Net Income Attributable to Noncontrolling
Interest, net of tax	(6,653)	(6,861)	(19,784)	(20,547)
Net Income Attributable to MGE	$16,816	$17,470	$45,471	$40,309

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Comprehensive Income (unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net Income	$23,469	$24,331	$65,255	$60,856
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale
securities, net of tax (($29) and ($33), and $36 and
($52), respectively)	43	49	(54)	77
Comprehensive Income	$23,512	$24,380	$65,201	$60,933
Less: Comprehensive Income Attributable to
Noncontrolling Interest, net of tax	(6,653)	(6,861)	(19,784)	(20,547)
Comprehensive Income Attributable to MGE	$16,859	$17,519	$45,417	$40,386

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2014	2013
Operating Activities:
Net income	$65,255	$60,856
Items not affecting cash:
Depreciation and amortization	30,156	28,864
Deferred income taxes	23,811	31,467
Provision for doubtful receivables	1,001	1,551
Employee benefit plan expenses	(814)	9,908
Equity earnings in ATC	(7,306)	(7,045)
Other items	(446)	652
Changes in working capital items:
Decrease in current assets	13,258	14,599
Decrease in current liabilities	(5,457)	(4,911)
Dividend income from ATC	5,762	5,498
Cash contributions to pension and other postretirement plans	(2,449)	(33,919)
Debt make-whole premium	-	(6,757)
Other noncurrent items, net	(24)	7,063
Cash Provided by Operating Activities	122,747	107,826

Investing Activities:
Capital expenditures	(66,138)	(92,092)
Capital contributions to investments	(1,420)	(1,065)
Other	(1,087)	(678)
Cash Used for Investing Activities	(68,645)	(93,835)

Financing Activities:
Cash dividends paid to parent by MGE	(26,500)	-
Distributions to parent from noncontrolling interest	(17,778)	(21,148)
Equity contribution received by noncontrolling interest	1,420	1,065
Repayment of long-term debt	(3,069)	(42,000)
Issuance of long-term debt	-	85,000
Other	-	(668)
Cash (Used for) Provided by Financing Activities	(45,927)	22,249

Change in cash and cash equivalents	8,175	36,240
Cash and cash equivalents at beginning of period	14,808	6,350
Cash and Cash Equivalents at End of Period	$22,983	$42,590

Supplemental disclosures of cash flow information:
Significant noncash investing activities:
Accrued capital expenditures	$6,549	$10,473

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Balance Sheets (unaudited)

(In thousands)

	September 30,	December 31,
ASSETS	2014	2013
Current Assets:
Cash and cash equivalents	$22,983	$14,808
Accounts receivable, less reserves of $4,056 and $4,219, respectively	35,251	44,890
Affiliate receivables	609	534
Other accounts receivable, less reserves of $448 and $750, respectively	5,290	5,274
Unbilled revenues	19,929	31,982
Materials and supplies, at average cost	17,524	16,662
Fossil fuel	5,121	5,206
Stored natural gas, at average cost	23,292	13,988
Prepaid taxes	20,390	23,934
Regulatory assets - current	4,985	6,377
Other current assets	9,546	8,197
Total Current Assets	164,920	171,852
Affiliate receivable long-term	5,428	5,825
Regulatory assets	100,227	107,166
Pension benefits	17,942	15,071
Other deferred assets and other	4,987	6,138
Property, Plant, and Equipment:
Property, plant, and equipment, net	1,175,695	1,017,877
Construction work in progress	21,331	141,415
Total Property, Plant, and Equipment	1,197,026	1,159,292
Investments	68,172	65,299
Total Assets	$1,558,702	$1,530,643

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$4,162	$4,102
Accounts payable	41,861	43,684
Accrued interest and taxes	3,774	6,040
Accrued payroll related items	10,305	10,731
Deferred income taxes	1,143	2,723
Regulatory liabilities - current	8,822	13,538
Derivative liabilities	7,131	7,750
Other current liabilities	5,495	6,446
Total Current Liabilities	82,693	95,014
Other Credits:
Deferred income taxes	306,559	279,085
Investment tax credit - deferred	1,274	1,413
Regulatory liabilities	21,970	19,792
Accrued pension and other postretirement benefits	50,338	49,184
Derivative liabilities	47,820	57,930
Other deferred liabilities and other	52,947	52,357
Total Other Credits	480,908	459,761
Capitalization:
Common shareholder's equity	476,408	457,491
Noncontrolling interest	122,389	118,963
Total Equity	598,797	576,454
Long-term debt	396,304	399,414
Total Capitalization	995,101	975,868
Commitments and contingencies (see Footnote 8)	-	-
Total Liabilities and Capitalization	$1,558,702	$1,530,643

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Common Equity (unaudited)

(In thousands)

					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling
	Shares	Value	Capital	Earnings	Income	Interest	Total
2013
Beginning balance - Dec. 31, 2012	17,348	$17,348	$192,417	$223,527	$4	$117,470	$550,766
Net income				40,309		20,547	60,856
Other comprehensive income (loss)					77		77
Equity contribution received by
noncontrolling interest						1,065	1,065
Distributions to parent from
noncontrolling interest						(21,148)	(21,148)
Ending balance - September 30, 2013	17,348	$17,348	$192,417	$263,836	$81	$117,934	$591,616

2014
Beginning balance - Dec. 31, 2013	17,348	$17,348	$192,417	$247,534	$192	$118,963	$576,454
Net income				45,471		19,784	65,255
Other comprehensive income (loss)					(54)		(54)
Cash dividends paid to parent
by MGE				(26,500)			(26,500)
Equity contribution received by
noncontrolling interest						1,420	1,420
Distributions to parent from
noncontrolling interest						(17,778)	(17,778)
Ending balance - September 30, 2014	17,348	$17,348	$192,417	$266,505	$138	$122,389	$598,797

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc., and Madison Gas and Electric Company

Notes to Consolidated Financial Statements (unaudited)

September 30, 2014

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

The accompanying consolidated financial statements as of September 30, 2014, and for the three and nine months ended, are unaudited, but include all adjustments that MGE Energy and MGE management consider necessary for a fair statement of their respective financial statements. All adjustments are of a normal, recurring nature except as otherwise disclosed. The year-end consolidated balance sheet information was derived from the audited balance sheet appearing in MGE Energy's and MGE's 2013 Annual Report on Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These notes should be read in conjunction with the financial statements and the notes on pages 57 through 100 of the 2013 Annual Report on Form 10-K.

On December 20, 2013, MGE Energy's Board of Directors declared a three-for-two stock split of MGE Energy's common stock in the form of a stock dividend. The additional shares were distributed February 7, 2014, to all shareholders of record as of January 24, 2014. All shares and per share data provided in this report give effect to this stock split.

2.

Equity and Financing Arrangements.

a.

Common Stock - MGE Energy.

MGE Energy sells shares of its common stock through its Stock Plan. Those shares may be newly issued shares or shares that MGE Energy has purchased in the open market for resale to participants in the Stock Plan. All sales under the stock plan are covered by a shelf registration statement that MGE Energy filed with the SEC. For both the nine months ended September 30, 2014 and 2013, MGE Energy did not issue any new shares of common stock under the Stock Plan.

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

MGE Transco has accounted for its investment in ATC under the equity method of accounting. For the nine months ended September 30, 2014 and 2013, MGE Transco recorded the following:

	Nine Months Ended
	September 30,
(In thousands)	2014	2013
Equity in earnings from investment in ATC	$7,306	$7,045
Dividends received from ATC	5,762	5,498
Capital contributions to ATC	1,420	1,065

On October 31, 2014, MGE Transco made an additional $0.4 million capital contribution to ATC.

MGE Transco's investment in ATC as of September 30, 2014, and December 31, 2013, was $67.5 million and $64.5 million, respectively.

At September 30, 2014, MGE is the majority owner, and MGE Energy, the holding company, is the minority owner of MGE Transco. MGE Energy's proportionate share of the equity and net income of MGE Transco is classified within the MGE financial statements as noncontrolling interest.

ATC's summarized financial data for the three and nine months ended September 30, 2014 and 2013, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2014	2013	2014	2013
Operating revenues	$163,643	$160,480	$486,970	$464,345
Operating expenses	(76,561)	(77,595)	(229,589)	(217,240)
Other income, net	693	917	1,403	585
Interest expense, net	(22,204)	(21,136)	(66,442)	(63,232)
Earnings before members' income taxes	$65,571	$62,666	$192,342	$184,458

4.

Columbia Environmental Project Construction - MGE Energy and MGE.

MGE and two other utilities jointly own Columbia, a coal-fired generating facility. WPL is the plant operator and permit holder, and owns 46.2% of Columbia. WPSC owns a 31.8% interest, and MGE owns a 22% interest, in Columbia. In early 2011, the PSCW issued a Certificate and Order authorizing the construction of scrubbers and baghouses and associated equipment on Columbia Units 1 and 2 to reduce SO2 and mercury emissions. The modifications to Unit 2 were placed into service in April 2014, and the modifications to Unit 1 were placed into service in July 2014. The scrubbers and baghouses are expected to support compliance obligations for current and anticipated air quality regulations, including CAIR, CSAPR, MATS, and the Wisconsin Mercury Rule. As of September 30, 2014, $138.6 million of the capitalized project was transferred from Construction work in progress to Property, plant, and equipment on MGE's balance sheet related to Units 1 and 2 being placed into service. This total amount consisted of $128.8 million of capital expenditures and $9.8 million of AFUDC. MGE's share of various contractual commitments entered for the project as of September 30, 2014, is $5.5 million. For the three months ended September 30, 2014 and 2013, MGE has recognized after tax $0.1 million and $0.8 million, respectively, in AFUDC equity related to this project. For the nine months ended September 30, 2014 and 2013, MGE has recognized after tax $3.0 million and $1.9 million, respectively, in AFUDC equity related to this project.

MGE expects that the costs pertaining to this project will be fully recoverable through rates. For 2014, the PSCW authorized MGE 100% AFUDC on this project during construction. For 2013, the PSCW authorized MGE a 50% current return (included in customer rates) and the remaining 50% as AFUDC.

5.

Taxes - MGE Energy and MGE.

MGE Energy's effective income tax rates for the three and nine months ended September 30, 2014, were 38.0% and 37.8%, respectively, compared to 37.6% and 37.8% for the same periods in 2013. MGE's effective income tax rates for the three and nine months ended September 30, 2014, were 37.9% and 37.8%, respectively, compared to 37.6% and 37.8% for the same periods in 2013. The net increase in the three month effective tax rate is attributable to less AFUDC equity earned during the three month period in 2014 compared to 2013.

15

6.

Pension and Other Postretirement Plans - MGE Energy and MGE.

MGE maintains qualified and nonqualified pension plans, health care, and life insurance benefits. Additionally, MGE has defined contribution 401(k) benefit plans.

The following table presents the components of MGE Energy's and MGE's net periodic benefit costs recognized for the three and nine months ended September 30, 2014 and 2013. A portion of the net periodic benefit cost is capitalized within the consolidated balance sheets.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2014	2013	2014	2013
Pension Benefits
Components of net periodic (benefit) cost:
Service cost	$1,536	$1,924	$4,609	$5,764
Interest cost	3,367	3,178	10,102	9,521
Expected return on assets	(5,467)	(4,764)	(16,402)	(14,273)
Amortization of:
Prior service cost	51	79	152	237
Actuarial loss	180	2,011	539	6,023
Net periodic (benefit) cost	$(333)	$2,428	$(1,000)	$7,272

Postretirement Benefits
Components of net periodic (benefit) cost:
Service cost	$241	$594	$722	$1,781
Interest cost	564	966	1,691	2,898
Expected return on assets	(478)	(542)	(1,432)	(1,626)
Amortization of:
Transition obligation	1	-	2	2
Prior service (benefit) cost	(487)	28	(1,462)	83
Actuarial loss	28	310	86	930
Net periodic (benefit) cost	$(131)	$1,356	$(393)	$4,068

7.

Share-Based Compensation - MGE Energy and MGE.

Under MGE Energy's Performance Unit Plan, eligible employees may receive performance units that entitle the holder to receive a cash payment equal to the value of a designated number of shares of MGE Energy's common stock, plus dividend equivalent payments thereon, at the end of the set performance period.

In addition to units granted in 2009 through 2013, on February 21, 2014, 21,991 units were granted based on the MGE Energy closing stock price as of that date. These units are subject to a five-year graded vesting schedule and reflect the three-for-two stock split declared December 20, 2013. On the grant date, MGE Energy and MGE measure the cost of the employee services received in exchange for a performance unit award based on the current market value of MGE Energy common stock. The fair value of the awards has been subsequently re-measured at September 30, 2014, as required by applicable accounting standards. Changes in fair value have been recognized as compensation cost. Since this amount is re-measured quarterly throughout the vesting period, the compensation cost is subject to variability.

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

During the nine months ended September 30, 2014 and 2013, MGE recorded $0.9 million and $1.1 million, respectively, in compensation expense as a result of the plans. In January 2014, cash payments of $1.2 million were distributed relating to awards that were granted in 2009. No forfeitures occurred during the nine months ended September 30, 2014 or 2013. At September 30, 2014, $3.7 million of outstanding awards are vested.

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

•

Rules to regulate NOx and SO2 emissions, including the EPA's Cross State Air Pollution Rule (CSAPR) (see below for recent developments with CSAPR). An environmental group has sought federal appellate court review of the EPA's Clean Air Visibility Rule (CAVR) to address regional haze. Both the pending challenges to CSAPR and the appellate court review of CAVR make the nature of compliance requirements uncertain.

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

EPA's Final 316(b) Rule Governing Water Intake Systems at Electric Generating Facilities

In August 2014, the EPA published its Phase II and III Rules pursuant to Section 316(b) of the Clean Water Act, which governs cooling water intake structures located at large existing power plant and industrial facilities. The 316(b) Rule requires these facilities to implement methods for reducing fish impingement by their water intakes using one of seven options, including closed cycle cooling (CCC) systems.

Our WCCF facility already employs a CCC system as defined under the Rule. The Columbia plant may need to address multiple intake structures. Our Blount plant has conducted studies regarding options for compliance with this rule. The exact requirements at Blount and Columbia, however, will not be known until those sites' permits are modified to account for this rule. Nonetheless, MGE expects that the 316(b) Rule will not have material effects on its existing plants.

EPA's Cross-State Air Pollution Rule (CSAPR) Upheld by the Supreme Court

On April 29, 2014, the US Supreme Court issued a decision reversing the D.C. Circuit Court's decision that had vacated CSAPR and remanding the matter back to the D.C. Circuit for further proceedings. At that time CSPAR remained subject to an order of the D.C. Circuit that stayed its implementation. On October 23, 2014, the D.C. Circuit lifted its stay of CSAPR and set a briefing schedule to resolve issues remaining in the lawsuit. The court also set the briefing schedule for ongoing litigation with oral arguments scheduled for March 2015. The State of Wisconsin has filed a motion with the D.C. Circuit Court reiterating its contention that Wisconsin be removed from CSAPR and may be a part of the court's briefing and oral argument schedule. With several issues undecided and court proceedings extending into 2015, there is remaining uncertainty as to whether MGE's facilities will be required to meet the CSAPR mandates and, if so, the deadline for achieving compliance. The Clean Air Interstate Rule (CAIR) remains in effect for the time being. See MGE Energy's and MGE's 2013 Annual Report on Form 10K for additional information on the legal proceedings associated with these environmental matters.

With CSAPR now reinstated, it will require (once implemented) that qualifying power plants meet SO2 and NOx allocations or purchase them on the market. MGE has been monitoring our overall compliance options, particularly at our Columbia power plant as we awaited installation and testing of SO2 controls. With the 2014 installation of SO2 pollution controls at Columbia, we will likely meet or exceed the allocations for Columbia based on the CSAPR allocations in the current rule (see Footnote 4 for information regarding the Columbia environmental construction project and below in this Footnote for information regarding our consent decree). MGE expects that the costs pertaining to meeting CSAPR and the consent decree requirements will be fully recoverable through rates. We will continue to monitor and evaluate the D.C. Circuit Court remand proceedings and the implementation of the rule by the EPA and WDNR.

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

The EPA's proposal establishes guidelines for states and encourages the use of four "building blocks" for achieving these reductions. These "building blocks" are: (1) increasing the efficiency of EGUs; (2) re-dispatching of gas-fired generation at the expense of coal; (3) expanding the use of low and no carbon power sources, such as wind, nuclear and solar; and (4) improving demand side energy efficiency to reduce electric use.

The EPA is taking comments on the proposed rule through December 1, 2014. The rule is expected to be finalized by June 2015. States will then have up to two years to prepare compliance plans. This rule could have significant impacts on EGUs. MGE is reviewing the proposal at this time.

Coal Combustion Residual Rule

The EPA's proposed Coal Combustion Residual (CCR) Rule is anticipated to be finalized in December 2014. The final CCR Rule will regulate disposal and management of ash and other coal combustion byproducts as a waste under the EPA's solid waste rules.

Columbia

Based upon current available information, compliance with various environmental requirements and initiatives is expected to result in significant additional operating and capital expenditures at Columbia as noted below.

Columbia Environmental Project

See Footnote 4 for information regarding the Columbia environmental construction project.

Columbia Clean Air Act Litigation

In December 2009, the EPA sent a notice of violation (NOV) to MGE and the other co-owners of Columbia. The NOV alleged that WPL, as owner-operator, and the other co-owners failed to comply with appropriate pre-construction review and permitting requirements and, as a result, violated the PSD program requirements, the Title V operating permit requirements of the CAA and the Wisconsin State Implementation Plan (SIP). In April 2013, the EPA filed a lawsuit against the co-owners of Columbia asserting similar allegations. In September 2010 and April 2013, Sierra Club filed lawsuits against WPL alleging violations of the CAA at Columbia and other WPL-operated Wisconsin facilities.

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

Chattel Paper Agreement and Other Guarantees.

MGE makes available to qualifying customers a financing program for the purchase and installation of energy-related equipment that will provide more efficient use of utility service at the customer's property. MGE is party to a chattel paper purchase agreement with a financial institution under which it can sell or finance an undivided interest with recourse, in up to $10.0 million of the financing program receivables, until July 31, 2015. At September 30, 2014, MGE had sold a $4.1 million interest in these receivables. MGE retains the servicing responsibility for these receivables. As of September 30, 2014, the servicing asset recognized by MGE is $0.2 million.

MGE accounts for servicing rights under the amortization method. Initial determination of the servicing asset fair value is based on the present value of the estimated future cash flows. The discount rate is based on the PSCW authorized weighted cost of capital.

MGE would be required to perform under its guarantee if a customer defaulted on its loan. The energy-related equipment installed at the customer sites is used to secure the customer loans. The loan balances outstanding at September 30, 2014, approximate the fair value of the energy-related equipment acting as collateral. The length of the MGE guarantee to the financial institution varies from one to ten years depending on the term of the underlying customer loan. Principal payments for the remainder of 2014 and the next four years on the loans are:

(In thousands)	2014	2015	2016	2017	2018
Chattel Paper	$108	$921	$841	$438	$374

c.

Legal Matters.

MGE is involved in various legal matters that are being defended and handled in the normal course of business. MGE maintains accruals for such costs that are probable of being incurred and subject to reasonable estimation. The accrued amount for these matters is not material to the financial statements.

d.

Purchase Contracts.

MGE Energy and MGE have entered into various commodity supply, transportation, and storage contracts to meet their obligations to deliver electricity and natural gas to customers. As of September 30, 2014, the future commitments related to these purchase contracts were as follows:

(In thousands)	2014	2015	2016	2017	2018
Coal(a)	$11,950	$18,439	$10,765	$5,073	$2,710
Natural gas
Transportation & storage(b)	5,234	18,073	9,937	272	191
Supply(c)	16,951	16,070	-	-	-
Purchase power(d)	12,665	48,964	49,633	50,132	51,153
Other	16,102	-	-	-	-
	$62,902	$101,546	$70,335	$55,477	$54,054

(a)

Total coal commitments for the Columbia and Elm Road Units, including transportation. Fuel procurements for MGE's jointly owned Columbia and Elm Road Units are handled by WPL and WEPCO, respectively, who are the operators of those facilities. If any minimum purchase obligations must be paid under these contracts, management believes these obligations would be considered costs of service and recoverable in rates.

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

b.

Notional Amounts.

The gross notional volume of open derivatives is as follows:

	September 30, 2014	December 31, 2013
Commodity derivative contracts	447,570 MWh	458,660 MWh
Commodity derivative contracts	6,555,000 Dth	3,750,000 Dth
FTRs	3,104 MW	1,984 MW

c.

Financial Statement Presentation.

MGE purchases and sells exchange-traded and over-the-counter options, swaps, and future contracts. These arrangements are primarily entered into to help stabilize the price risk associated with gas or power purchases. These transactions are employed by both MGE's gas and electric segments. Additionally, as a result of the firm transmission agreements that MGE holds on electricity transmission paths in the MISO market, MGE holds FTRs. An FTR is a financial instrument that entitles the holder to a stream of revenues or charges based on the differences in hourly day-ahead energy prices between two points on the transmission grid. The fair values of these instruments are offset with a corresponding regulatory asset/liability depending on whether they are in a net loss/gain position. Depending on the nature of the instrument, the gain or loss associated with these transactions will be reflected as cost of gas sold, fuel for electric generation, or purchased power expense in the delivery month applicable to the instrument. At September 30, 2014, and December 31, 2013, the fair value of exchange traded derivatives and FTRs exceeded their cost basis by $2.3 million and $1.8 million, respectively.

MGE is a party to a ten-year purchased power agreement that provides MGE with firm capacity and energy during a base term from June 1, 2012, through May 31, 2022. The agreement also allows MGE an option to extend the contract after the base term. The agreement is accounted for as a derivative contract and is recognized at its fair value on the consolidated balance sheet. However, the derivative qualifies for regulatory deferral and is recognized with a corresponding regulatory asset or liability depending on whether the fair value is in a loss or gain position. The fair value of the contract at September 30, 2014, and December 31, 2013, reflects a loss position of $54.9 million and $65.7 million, respectively. The actual fuel cost will be recognized in purchased power expense in the month of purchase and collected in rates.

The following table summarizes the fair value of the derivative instruments on the consolidated balance sheet. All derivative instruments in this table are presented on a gross basis and are calculated prior to the netting of instruments with the same counterparty under a master netting agreement as well as the netting of collateral. For financial statement purposes, MGE Energy and MGE have netted instruments with the same counterparty under a master netting agreement as well as the netting of collateral. At September 30, 2014, MGE Energy and MGE had the right to reclaim collateral (a receivable) of $0.6 million.

	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
September 30, 2014
Commodity derivative contracts	Other current assets	$1,507	Derivative liability (current)	$532
Commodity derivative contracts	Other deferred charges	48	Derivative liability (long-term)	4
FTRs	Other current assets	1,237	Derivative liability (current)	-
Ten-year PPA	N/A	N/A	Derivative liability (current)	7,120
Ten-year PPA	N/A	N/A	Derivative liability (long-term)	47,820

December 31, 2013
Commodity derivative contracts	Other current assets	$1,356	Derivative liability (current)	$51
Commodity derivative contracts	Other deferred charges	167	Derivative liability (long-term)	48
FTRs	Other current assets	363	Derivative liability (current)	-
Ten-year PPA	N/A	N/A	Derivative liability (current)	7,750
Ten-year PPA	N/A	N/A	Derivative liability (long-term)	57,930

The following tables show the effect of netting arrangements for recognized derivative assets and liabilities that are subject to a master netting arrangement or similar arrangement on the balance sheet.

Offsetting of Derivative Assets
(In thousands)	Gross amounts	Gross amounts offset in balance sheet	Collateral posted against derivative positions	Net amount presented in balance sheet
September 30, 2014
Commodity derivative contracts	$1,555	$(525)	$-	$1,030
FTRs	1,237	-	-	1,237

December 31, 2013
Commodity derivative contracts	$1,523	$(99)	$(175)	$1,249
FTRs	363	-	-	363

Offsetting of Derivative Liabilities
(In thousands)	Gross amounts	Gross amounts offset in balance sheet	Collateral posted against derivative positions	Net amount presented in balance sheet
September 30, 2014
Commodity derivative contracts	$536	$(525)	$-	$11
Ten-year PPA	54,940	-	-	54,940

December 31, 2013
Commodity derivative contracts	$99	$(99)	$-	$-
Ten-year PPA	65,680	-	-	65,680

The following tables summarize the unrealized and realized gains (losses) related to the derivative instruments on the consolidated balance sheet at September 30, 2014 and 2013, and the consolidated income statement for the three and nine months ended September 30, 2014 and 2013.

	2014		2013
(In thousands)	Current and long-term regulatory asset	Other current assets	Current and long-term regulatory asset	Other current assets
Three Months Ended September 30:
Balance at July 1,	$48,853	$676	$66,649	$658
Change in unrealized loss	5,329	-	2,330	-
Realized gain (loss) reclassified to a deferred
account	(314)	314	(275)	275
Realized gain (loss) reclassified to income
statement	(1,184)	(249)	(621)	(111)
Balance at September 30,	$52,684	$741	$68,083	$822

Nine Months Ended September 30:
Balance at January 1,	$63,893	$411	$72,329	$574
Change in unrealized gain	(18,090)	-	(1,330)	-
Realized gain (loss) reclassified to a deferred
account	1,120	(1,120)	(953)	953
Realized gain (loss) reclassified to income
statement	5,761	1,450	(1,963)	(705)
Balance at September 30,	$52,684	$741	$68,083	$822

	Realized losses (gains)
	2014		2013
(In thousands)	Fuel for electric generation/ purchased power	Cost of gas sold	Fuel for electric generation/ purchased power	Cost of gas sold
Three Months Ended September 30:
Commodity derivative contracts	$480	$(18)	$(7)	$-
FTRs	(97)	-	(387)	-
Ten-year PPA	1,068	-	1,126	-

Nine Months Ended September 30:
Commodity derivative contracts	$(5,376)	$(1,367)	$(523)	$608
FTRs	(929)	-	(896)	-
Ten-year PPA	461	-	3,479	-

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

The ten-year PPA has a provision that may require MGE to post collateral if MGE's debt rating falls below investment grade (i.e., below BBB-). The amount of collateral that it may be required to post varies from $20.0 million to $40.0 million, depending on MGE's nominated capacity amount. As of September 30, 2014, no collateral has been posted. Certain counterparties extend MGE a credit limit. If MGE exceeds these limits, the counterparties may require collateral to be posted. As of September 30, 2014, certain counterparties were in a net liability of less than $0.1 million. As of December 31, 2013, no counterparties were in a net liability position.

Nonperformance of counterparties to the non-exchange traded derivatives could expose MGE to credit loss. However, MGE enters into transactions only with companies that meet or exceed strict credit guidelines, and it monitors these counterparties on an ongoing basis to mitigate nonperformance risk in its portfolio. As of September 30, 2014, no counterparties have defaulted.

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

During the rate case proceeding, certain updates have been made to reflect changing conditions from the initial filing. Those updates include increased costs for fuel and purchased power costs primarily related to coal delivery costs, lower transmission costs due to favorable FERC decisions on cost allocations for system reliability payments, and increased costs to reflect current market conditions for pension and post-retirement benefit costs. Incorporating the revisions would adjust the electric rate increase from 2.8% to 4.3% and adjust the gas rate decrease from 2.3% to 1.4%. A PSCW decision is expected by the end of 2014.

On July 26, 2013, the PSCW authorized MGE to freeze electric and natural gas rates at 2013 levels for 2014. The order includes authorizing 100% AFUDC on the Columbia scrubber construction project and deferral of increased costs related to ATC and MISO Schedule 26 fees. As part of the rate freeze plan authorized by the PSCW, effective January 1, 2014, approximately $6.2 million associated with a 2012 fuel rule surplus credit will not be required to be refunded to customers and will be amortized in 2014. The fuel credit will accrue interest at MGE's weighted cost of capital. The authorized return on equity remained unchanged at 10.3%.

On December 14, 2012, the PSCW authorized MGE to increase 2013 rates for retail electric customers by 3.8% or $14.9 million and to increase gas rates by 1.0% or $1.6 million. The change in retail electric rates was driven by costs for new environmental equipment at Columbia, final construction costs for the Elm Road Units, transmission reliability enhancements, and purchased power costs. The authorized return on common stock equity remained unchanged at 10.3%.

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

As of September 30, 2014, MGE did not defer any 2014 electric fuel-related savings/costs that are outside the range authorized by the PSCW. As part of the rate freeze plan authorized by the PSCW for 2014, $4.7 million of the approximately $6.2 million associated with the 2012 fuel rule surplus credit was amortized against purchased power expense during the nine months ended September 30, 2014. The 2013 fuel rule surplus credit of $6.7 million was returned to customers in October 2014.

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

Fair Value of Financial Assets and Liabilities Recorded at the Carrying Amount.

At September 30, 2014, and December 31, 2013, the carrying amount of cash and cash equivalents approximates fair market value due to the short maturity of those investments and obligations. The estimated fair market value of MGE Energy's and MGE's long-term debt is based on quoted market prices for similar financial instruments at September 30, 2014, and December 31, 2013. Since long-term debt is not traded in an active market, it is classified as Level 2. The estimated fair market value of MGE Energy's and MGE's financial instruments are as follows:

	September 30, 2014		December 31, 2013
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
MGE Energy
Assets:
Cash and cash equivalents	$88,719	$88,719	$68,813	$68,813
Liabilities:
Long-term debt*	400,724	443,203	403,793	432,010

MGE
Assets:
Cash and cash equivalents	$22,983	$22,983	$14,808	$14,808
Liabilities:
Long-term debt*	400,724	443,203	403,793	432,010

*Includes long-term debt due within one year.

b.

Recurring Fair Value Measurements.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis for MGE Energy and MGE.

	Fair Value as of September 30, 2014
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Derivatives, net	$2,267	$417	$-	$1,850
Exchange-traded investments	886	886	-	-
Total Assets	$3,153	$1,303	$-	$1,850
Liabilities:
Derivatives, net	$54,951	$-	$-	$54,951
Deferred compensation	2,705	-	2,705	-
Total Liabilities	$57,656	$-	$2,705	$54,951

MGE
Assets:
Derivatives, net	$2,267	$417	$-	$1,850
Exchange-traded investments	341	341	-	-
Total Assets	$2,608	$758	$-	$1,850
Liabilities:
Derivatives, net	$54,951	$-	$-	$54,951
Deferred compensation	2,705	-	2,705	-
Total Liabilities	$57,656	$-	$2,705	$54,951

	Fair Value as of December 31, 2013
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Derivatives, net(a)	$1,787	$735	$-	$1,052
Exchange-traded investments	792	792	-	-
Total Assets	$2,579	$1,527	$-	$1,052
Liabilities:
Derivatives, net	$65,680	$-	$-	$65,680
Deferred compensation	2,364	-	2,364	-
Total Liabilities	$68,044	$-	$2,364	$65,680

MGE
Assets:
Derivatives, net(a)	$1,787	$735	$-	$1,052
Exchange-traded investments	431	431	-	-
Total Assets	$2,218	$1,166	$-	$1,052
Liabilities:
Derivatives, net	$65,680	$-	$-	$65,680
Deferred compensation	2,364	-	2,364	-
Total Liabilities	$68,044	$-	$2,364	$65,680

(a) These amounts are shown gross and exclude $0.2 million of collateral that was posted against derivative positions with counterparties as of December 31, 2013.

No transfers were made in or out of Level 1 or Level 2 for the nine months ended September 30, 2014.

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

The following table presents the significant unobservable inputs used in the pricing model.

	Model Input
Significant Unobservable Inputs	September 30, 2014	December 31, 2013
Basis adjustment:
On peak	97.5%	94.2%
Off peak	94.4%	92.6%
Counterparty fuel mix:
Internal generation	50% - 70%	50% - 70%
Purchased power	50% - 30%	50% - 30%

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

The following table summarizes the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for both MGE Energy and MGE.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2014	2013	2014	2013
Beginning balance	$(49,349)	$(66,856)	$(64,628)	$(72,346)
Realized and unrealized gains (losses):
Included in regulatory liabilities (assets)	(3,752)	(1,472)	11,528	4,018
Included in other comprehensive income	-	-	-	-
Included in earnings	(1,419)	(174)	5,837	(2,034)
Included in current assets	-	(38)	(89)	(94)
Purchases	6,371	6,052	19,900	17,709
Sales	-	-	(60)	(2)
Issuances	-	-	-	-
Settlements	(4,952)	(5,840)	(25,589)	(15,579)
Transfers in and/or out of Level 3	-	-	-	-
Balance as of September 30,	$(53,101)	$(68,328)	$(53,101)	$(68,328)
Total gains (losses) included in earnings attributed to
the change in unrealized gains (losses) related to
assets and liabilities held at September 30,(b)	$-	$-	$-	$-

The following table presents total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis for both MGE Energy and MGE (b).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2014	2013	2014	2013
Purchased Power Expense	$(1,411)	$(174)	$5,845	$(2,034)
Cost of Gas Sold Expense	(8)	-	(8)	-
Total	$(1,419)	$(174)	$5,837	$(2,034)

(b)

MGE's exchange-traded derivative contracts, over-the-counter party transactions, ten-year purchased power agreement, and FTRs are subject to regulatory deferral. These derivatives are therefore marked to fair value and are offset in the financial statements with a corresponding regulatory asset or liability.

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

d.

Transfers and Servicing Assets.

In June 2014, the FASB issued authoritative guidance within the Codification's Transfers and Servicing topic that provides guidance on the accounting and disclosures for repurchase-to-maturity transactions, securities lending transactions, and repurchase financings. This authoritative guidance will become effective January 1, 2015. The authoritative guidance will change the accounting for the Chattel Paper program. Prior to adoption of the standard, Chattel Paper was treated as an off-balance sheet arrangement. Upon adoption, assets and liabilities will increase approximately $4.0 million and additional disclosures will be required. The cumulative impact of this guidance on our financial statements is not expected to be material.

13.

Segment Information - MGE Energy and MGE.

MGE Energy operates in the following business segments: electric utility, gas utility, nonregulated energy, transmission investment, and all other. See MGE Energy's and MGE's 2013 Annual Report on Form 10-K for additional discussion of each of these segments.

The following tables show segment information for MGE Energy's operations for the indicated periods:

(In thousands) MGE Energy	Electric	Gas	Non- Regulated Energy	Transmission Investment	All Others	Consolidation/ Elimination Entries	Consolidated Total
Three Months Ended September 30, 2014
Operating revenues	$112,869	$21,404	$862	$-	$-	$-	$135,135
Interdepartmental revenues	156	1,614	10,674	-	-	(12,444)	-
Total operating revenues	113,025	23,018	11,536	-	-	(12,444)	135,135
Depreciation and amortization	(6,931)	(1,575)	(1,858)	-	(12)	-	(10,376)
Other operating expenses	(74,573)	(22,199)	(35)	-	(276)	12,444	(84,639)
Operating income (loss)	31,521	(756)	9,643	-	(288)	-	40,120
Other income, net	136	8	-	2,423	69	-	2,636
Interest (expense) income, net	(2,832)	(808)	(1,545)	-	44	-	(5,141)
Income (loss) before taxes	28,825	(1,556)	8,098	2,423	(175)	-	37,615
Income tax (provision) benefit	(10,758)	651	(3,251)	(963)	35	-	(14,286)
Net income (loss)	$18,067	$(905)	$4,847	$1,460	$(140)	$-	$23,329

Three Months Ended September 30, 2013
Operating revenues	$119,836	$18,864	$1,399	$-	$-	$-	$140,099
Interdepartmental revenues	172	2,757	10,660	-	-	(13,589)	-
Total operating revenues	120,008	21,621	12,059	-	-	(13,589)	140,099
Depreciation and amortization	(6,425)	(1,497)	(1,788)	-	-	-	(9,710)
Other operating expenses	(82,414)	(21,485)	(33)	(1)	(145)	13,589	(90,489)
Operating income (loss)	31,169	(1,361)	10,238	(1)	(145)	-	39,900
Other income, net	1,166	92	-	2,340	152	-	3,750
Interest (expense) income, net	(2,309)	(729)	(1,596)	-	29	-	(4,605)
Income (loss) before taxes	30,026	(1,998)	8,642	2,339	36	-	39,045
Income tax (provision) benefit	(11,021)	751	(3,469)	(939)	(14)	-	(14,692)
Net income (loss)	$19,005	$(1,247)	$5,173	$1,400	$22	$-	$24,353

Nine Months Ended September 30, 2014
Operating revenues	$308,418	$163,335	$2,392	$-	$-	$-	$474,145
Interdepartmental revenues	401	7,130	32,017	-	-	(39,548)	-
Total operating revenues	308,819	170,465	34,409	-	-	(39,548)	474,145
Depreciation and amortization	(19,909)	(4,700)	(5,547)	-	(35)	-	(30,191)
Other operating expenses	(229,286)	(144,907)	(105)	-	(672)	39,548	(335,422)
Operating income (loss)	59,624	20,858	28,757	-	(707)	-	108,532
Other (deductions) income, net	2,999	(44)	-	7,306	475	-	10,736
Interest (expense) income, net	(7,571)	(2,429)	(4,676)	-	126	-	(14,550)
Income (loss) before taxes	55,052	18,385	24,081	7,306	(106)	-	104,718
Income tax provision	(19,602)	(7,378)	(9,665)	(2,924)	(16)	-	(39,585)
Net income (loss)	$35,450	$11,007	$14,416	$4,382	$(122)	$-	$65,133

Nine Months Ended September 30, 2013
Operating revenues	$310,176	$121,373	$4,075	$-	$-	$-	$435,624
Interdepartmental revenues	410	10,449	31,924	-	-	(42,783)	-
Total operating revenues	310,586	131,822	35,999	-	-	(42,783)	435,624
Depreciation and amortization	(19,139)	(4,357)	(5,368)	-	-	-	(28,864)
Other operating expenses	(235,390)	(111,494)	(96)	(1)	(537)	42,783	(304,735)
Operating income (loss)	56,057	15,971	30,535	(1)	(537)	-	102,025
Other income, net	2,226	69	-	7,045	430	-	9,770
Interest (expense) income, net	(7,028)	(2,166)	(4,814)	-	71	-	(13,937)
Income (loss) before taxes	51,255	13,874	25,721	7,044	(36)	-	97,858
Income tax (provision) benefit	(18,148)	(5,844)	(10,209)	(2,837)	8	-	(37,030)
Net income (loss)	$33,107	$8,030	$15,512	$4,207	$(28)	$-	$60,828

The following tables show segment information for MGE's operations for the indicated periods:

(In thousands) MGE	Electric	Gas	Nonregulated Energy	Transmission Investment	Consolidation/ Elimination Entries	Consolidated Total
Three Months Ended September 30, 2014
Operating revenues	$112,875	$21,410	$862	$-	$-	$135,147
Interdepartmental revenues	150	1,608	10,674	-	(12,432)	-
Total operating revenues	113,025	23,018	11,536	-	(12,432)	135,147
Depreciation and amortization	(6,931)	(1,575)	(1,858)	-	-	(10,364)
Other operating expenses*	(85,314)	(21,544)	(3,286)	-	12,432	(97,712)
Operating income (loss)*	20,780	(101)	6,392	-	-	27,071
Other income, net*	119	4	-	1,460	-	1,583
Interest expense, net	(2,832)	(808)	(1,545)	-	-	(5,185)
Net income (loss)	18,067	(905)	4,847	1,460	-	23,469
Less: Net income attributable to
noncontrolling interest, net of tax	-	-	-	-	(6,653)	(6,653)
Net income (loss) attributable to MGE	$18,067	$(905)	$4,847	$1,460	$(6,653)	$16,816

Three Months Ended September 30, 2013
Operating revenues	$119,836	$18,864	$1,399	$-	$-	$140,099
Interdepartmental revenues	172	2,757	10,660	-	(13,589)	-
Total operating revenues	120,008	21,621	12,059	-	(13,589)	140,099
Depreciation and amortization	(6,425)	(1,497)	(1,788)	-	-	(9,710)
Other operating expenses*	(93,481)	(20,748)	(3,502)	(1)	13,589	(104,143)
Operating income (loss)*	20,102	(624)	6,769	(1)	-	26,246
Other income, net*	1,212	106	-	1,401	-	2,719
Interest expense, net	(2,309)	(729)	(1,596)	-	-	(4,634)
Net income (loss)	19,005	(1,247)	5,173	1,400	-	24,331
Less: Net income attributable to
noncontrolling interest, net of tax	-	-	-	-	(6,861)	(6,861)
Net income (loss) attributable to MGE	$19,005	$(1,247)	$5,173	$1,400	$(6,861)	$17,470

Nine Months Ended September 30, 2014
Operating revenues	$308,435	$163,351	$2,392	$-	$-	$474,178
Interdepartmental revenues	384	7,114	32,017	-	(39,515)	-
Total operating revenues	308,819	170,465	34,409	-	(39,515)	474,178
Depreciation and amortization	(19,909)	(4,700)	(5,547)	-	-	(30,156)
Other operating expenses*	(248,525)	(152,182)	(9,770)	-	39,515	(370,962)
Operating income*	40,385	13,583	19,092	-	-	73,060
Other (deductions) income, net*	2,636	(147)	-	4,382	-	6,871
Interest expense, net	(7,571)	(2,429)	(4,676)	-	-	(14,676)
Net income	35,450	11,007	14,416	4,382	-	65,255
Less: Net income attributable to
noncontrolling interest, net of tax	-	-	-	-	(19,784)	(19,784)
Net income attributable to MGE	$35,450	$11,007	$14,416	$4,382	$(19,784)	$45,471

Nine Months Ended September 30, 2013
Operating revenues	$310,176	$121,373	$4,075	$-	$-	$435,624
Interdepartmental revenues	410	10,449	31,924	-	(42,783)	-
Total operating revenues	310,586	131,822	35,999	-	(42,783)	435,624
Depreciation and amortization	(19,139)	(4,357)	(5,368)	-	-	(28,864)
Other operating expenses*	(253,566)	(117,346)	(10,305)	(1)	42,783	(338,435)
Operating income (loss)*	37,881	10,119	20,326	(1)	-	68,325
Other income, net*	2,254	77	-	4,208	-	6,539
Interest expense, net	(7,028)	(2,166)	(4,814)	-	-	(14,008)
Net income	33,107	8,030	15,512	4,207	-	60,856
Less: Net income attributable to
noncontrolling interest, net of tax	-	-	-	-	(20,547)	(20,547)
Net income attributable to MGE	$33,107	$8,030	$15,512	$4,207	$(20,547)	$40,309

*Amounts are shown net of the related tax expense, consistent with the presentation on the consolidated MGE Income Statement.

The following table shows segment information for MGE Energy's and MGE's assets and capital expenditures:

	Utility			Consolidated
(In thousands) MGE Energy	Electric	Gas	Assets not Allocated	Nonregulated Energy	Transmission Investment	All Others	Consolidation/ Elimination Entries	Total
Assets:
September 30, 2014	$914,839	$263,688	$30,962	$307,599	$67,476	$443,898	$(408,566)	$1,619,896
December 31, 2013	899,257	265,694	19,853	288,116	64,504	431,436	(389,800)	1,579,060
Capital Expenditures:
Nine Months Ended September 30, 2014	$50,033	$14,599	$-	$1,506	$-	$-	$-	$66,138
Year ended Dec. 31, 2013	100,146	15,554	-	3,347	-	-	-	119,047

	Utility			Consolidated
(In thousands) MGE	Electric	Gas	Assets not Allocated	Nonregulated Energy	Transmission Investment	Elimination Entries	Total
Assets:
September 30, 2014	$917,503	$262,237	$30,778	$286,600	$67,476	$(5,892)	$1,558,702
December 31, 2013	899,257	265,694	19,853	288,066	64,504	(6,731)	1,530,643
Capital Expenditures:
Nine Months Ended September 30, 2014	$50,033	$14,599	$-	$1,506	$-	$-	$66,138
Year ended Dec. 31, 2013	100,146	15,554	-	3,347	-	-	119,047

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

For the three months ended September 30, 2014, MGE Energy's earnings were $23.3 million or $0.67 per share compared to $24.4 million or $0.70 per share for the same period in the prior year. MGE's earnings for the three months ended September 30, 2014, were $16.8 million compared to $17.5 million for the same period in the prior year.

For the nine months ended September 30, 2014, MGE Energy's earnings were $65.1 million or $1.88 per share compared to $60.8 million or $1.75 per share for the same period in the prior year. MGE's earnings for the nine months ended September 30, 2014, were $45.5 million compared to $40.3 million for the same period in the prior year.

MGE Energy's income was derived from our business segments as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30,		September 30,
Business Segment:	2014	2013	2014	2013
Electric Utility	$18,067	$19,005	$35,450	$33,107
Gas Utility	(905)	(1,247)	11,007	8,030
Nonregulated Energy	4,847	5,173	14,416	15,512
Transmission Investments	1,460	1,400	4,382	4,207
All Other	(140)	22	(122)	(28)
Net Income	$23,329	$24,353	$65,133	$60,828

Our net income during the three months ended September 30, 2014, compared to the same period in the prior year primarily reflects the effects of the following factors:

•

Electric net income decreased due to a 4.4% decrease in electric retail sales reflecting lower customer demand. Cooling degree days (a measure for determining the impact of weather during the cooling season) decreased by 25.1% compared to the prior year. In addition, AFUDC equity decreased $0.7 million (after tax) related to the Columbia environmental project compared to the same period in the prior year. The Columbia units were placed into service in April 2014 and July 2014. The decrease in electric retail sales was partially offset by savings from operating and maintenance expenditures.

•

Lower non-regulated revenues in 2014 due to the approved recovery, as part of the WEPCO 2013 Wisconsin rate case, of certain one-time force majeure costs associated with the Elm Road Units including a one-time cumulative adjustment for prior periods all recognized in 2013.

Our net income during the nine months ended September 30, 2014, primarily reflects the effects of the following factors:

•

Electric net income increased due to a $1.1 million (after tax) increase in AFUDC equity related to the Columbia environmental project compared to the same period in the prior year. In addition, operating and maintenance expenditures decreased compared to the prior period.

•

Gas net income increased due to a 14.6% increase in gas retail sales reflecting higher customer demand due to a colder winter. The average temperatures in January and February were 11.5 degrees and 12.5 degrees, respectively, compared to 21.8 degrees and 21.3 degrees in the prior year. Heating degree days (a measure for determining the impact of weather during the heating season) increased by 9.2% compared to the prior year. In addition, operating and maintenance expenditures decreased over the prior year.

•

Lower non-regulated revenues in 2014 due to the approved recovery, as part of the WEPCO 2013 Wisconsin rate case, of certain one-time force majeure costs associated with the Elm Road Units including a one-time cumulative adjustment for prior periods all recognized in 2013.

During the first nine months of 2014, the following events occurred:

Columbia Environmental Project: In early 2011, the PSCW authorized the construction of air emission reduction systems and associated equipment on Columbia Units 1 and 2. These systems and equipment for Unit 2 and Unit 1 were placed into service in April 2014 and July 2014, respectively. As of September 30, 2014, $128.8 million of the capitalized project (excluding carrying costs) was transferred from Construction work in progress to Property, plant, and equipment on MGE's balance sheet related to Unit 1 and Unit 2 being placed into service. MGE has accumulated $7.9 million of capital expenditures and recognized $3.0 million (after tax) in AFUDC equity related to this project for the nine months ended September 30, 2014.

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

During the rate case proceeding, certain updates have been made to reflect changing conditions from the initial filing. Those updates include increased costs for fuel and purchased power costs primarily related to coal delivery costs, lower transmission costs due to favorable FERC decisions on cost allocations for system reliability payments, and increased costs to reflect current market conditions for pension and post-retirement benefit costs. Incorporating the revisions would adjust the electric rate increase from 2.8% to 4.3% and adjust the gas rate decrease from 2.3% to 1.4%. A PSCW decision is expected by the end of 2014.

Environmental Initiatives: There are proposed legislation, rules, and initiatives involving matters related to air emissions, water effluent, hazardous materials, and greenhouse gases, all of which affect generation plant capital expenditures and operating costs as well as future operational planning. Such legislation and rulemaking could significantly affect the costs of owning and operating fossil-fueled generating plants, such as Columbia and Elm Road, from which we derive approximately 44% of our electric generating capacity. We would expect to seek and receive recovery of any such costs in rates; however, it is difficult to estimate the amount of such costs due to the uncertainty as to the timing and form of the legislation and rules, and the scope and time of the recovery of costs in rates. In addition, the Columbia owners, including MGE, resolved claims surrounding the alleged failure, among other things, to obtain necessary air permits and implement necessary emission controls associated with past activities at Columbia, which will require the installation of additional emission controls at Columbia. See Columbia discussion in Footnote 8.a. in the Notes to Consolidated Financial Statements.

Pension and Other Postretirement Benefit Costs: Costs for pension and other postretirement benefits are affected by actual investment returns on the assets held for those benefits and by the discount rate, which is sensitive to interest rates, used to calculate those benefits. Interest rates have declined since the end of 2013 that could cause discount rates used to value the pension and postretirement benefit obligations to decline. A new set of mortality tables, which are used to develop actuarial estimates, was finalized by the Society of Actuaries in October 2014. The changes in the value of the plan assets, the discount rate, and the mortality tables are not expected to have an impact on the income statement for 2014. However, these changes may increase benefit costs in future years. MGE expects any changes in the cost for employee benefit plans will be factored into future rate actions.

Coal Supplies: Coal supplies at our principal coal-fired generating plants have been affected since the beginning of 2014 by railroad transportation constraints affecting the availability and scheduling of coal transport trains. Reduced on-site supplies could impact the generation available from these units and increase the use of relatively more expensive forms of internal generation or market purchases of external generation from third parties. See Risk Factors in Part II, Item 1A of this report for additional information.

ATC Return on Equity: Several parties have filed a complaint with FERC seeking to reduce the base return on equity (ROE) of MISO and numerous other MISO transmission owners, including ATC, "due to changes in the capital markets." The complaint alleges that the MISO ROE should not exceed 9.15%, the equity components of hypothetical capital structures should be restricted to 50%, and the relevant incentive ROE adders should be discontinued. MISO's base ROE is 12.38% and ATC's base ROE is 12.2%. We derived approximately 7% of our net income for the nine months ended September 30, 2014, from our investment in ATC.

General Economic Conditions: Economic conditions both inside and outside our service area are expected to continue to affect the level of demand for our utility services and may affect the collection of our accounts receivable and the creditworthiness of counterparties with whom we do business. We have in place lines of credit aggregating $150 million for MGE Energy (including MGE) and $100 million for MGE to address our liquidity needs. As of September 30, 2014, there were no borrowings outstanding under our lines of credit.

The following discussion is based on the business segments as discussed in Footnote 13 of the Notes to Consolidated Financial Statements.

Three Months Ended September 30, 2014 and 2013

Electric Utility Operations - MGE Energy and MGE

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the periods indicated:

	Revenues			Sales (kWh)
(In thousands, except cooling degree days)	Three Months Ended September 30,			Three Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
Residential	$37,455	$40,578	(7.7)%	217,677	238,046	(8.6)%
Commercial	60,127	62,582	(3.9)%	488,310	502,924	(2.9)%
Industrial	5,513	5,612	(1.8)%	65,145	66,366	(1.8)%
Other-retail/municipal	10,958	11,952	(8.3)%	118,311	123,221	(4.0)%
Total retail	114,053	120,724	(5.5)%	889,443	930,557	(4.4)%
Sales to the market	179	465	(61.5)%	508	8,038	(93.7)%
Adjustments to revenues	(1,363)	(1,353)	(0.7)%	-	-	- %
Total	$112,869	$119,836	(5.8)%	889,951	938,595	(5.2)%

Cooling degree days (normal 477)				387	517	(25.1)%

Electric operating revenues decreased $7.0 million or 5.8% for the three months ended September 30, 2014, compared to the same period in 2013, due to the following:

(In millions)
Volume	$(5.3)
Other	(1.4)
Sales to the market	(0.3)
Total	$(7.0)

In July 2013, the PSCW authorized MGE to freeze 2014 rates at 2013 levels for retail electric customers.

•

Volume. During the three months ended September 30, 2014, there was a 4.4% decrease in total retail sales volumes compared to the same period in the prior year driven by cooler than normal weather.

•

Other. During the three months ended September 30, 2014, other items affecting electric operating revenues decreased $1.4 million primarily attributable to a decrease in demand charges and lower monthly on-peak sales.

•

Sales to the market. Sales to the market represent wholesale sales made to third parties who are not ultimate users of the electricity. These sales may include spot market transactions on the markets operated by MISO and PJM. These sales may also include bilateral sales to other utilities or power marketers. Generating units are dispatched by MISO based on cost considerations as well as reliability of the system. Sales to the market typically occur when MGE has more generation and purchases online than are needed for its own system demand. The excess electricity is then sold to others in the market. For the three months ended September 30, 2014, market volumes decreased compared to the same period in the prior year, reflecting decreased opportunities for sales; however, market settlement resulted in higher revenue per kWh for the three months ended September 30, 2014, reflecting higher market prices.

Electric fuel and purchased power

Electric fuel and purchased power costs reflect a decrease in internal generation volumes offset by an increase in the volume of purchased power when compared to the prior period. Adjustments related to the regulatory recovery for fuel costs, known as fuel rules, moderated the effects of that increased volume. These items are explained below.

Fuel for electric generation

The expense for fuel for internal electric generation decreased $4.1 million during the three months ended September 30, 2014, compared to the same period in the prior year, due to the following:

(In millions)
Decrease in volume	$(4.9)
Increase in per-unit cost	0.8
Total	$(4.1)

This decrease in expense reflects a 34.9% decrease in internal generated volume delivered to the system primarily as a result of reduced generation at Columbia to reduce coal use in order to maintain inventory levels, partially offset by an 8.2% increase in per-unit cost of internal electric generation.

Purchased power

Purchased power expense decreased $0.7 million during the three months ended September 30, 2014, compared to the same period in the prior year, due to the following:

(In millions)
Increase in volume	$10.0
Decrease in per-unit cost	(5.1)
Fuel Rules Adjustments
Decrease in recorded fuel rule surplus credit	(4.0)
Amortization of 2012 fuel rule surplus credits	(1.6)
Total	$(0.7)

The decrease in expense reflects an 18.2% decrease in the per-unit cost of purchased power and a 55.5% increase in the volume of power purchased from third parties primarily as a result of the reduced generation at Columbia.

Under fuel rules, MGE is required to defer electric fuel-related costs that fall outside a 2% cost tolerance band around the amount used in the most recent rate proceeding. Any fuel rules adjustments are reflected in purchased power expense. Cost savings that may be returned to customers are recorded as an increase to purchased power expense, and higher costs that MGE is entitled to recover, after adjustment for excess revenues, are recorded as a reduction to purchased power expense. Any over/under recovery of the deferred costs is determined on an annual basis and adjusted in future billings to customers. During the three months ended September 30, 2014, MGE amortized $1.6 million of the 2012 fuel rule surplus credits. No fuel-related cost savings were deferred during the current period, as compared to $4.0 million of cost savings (surplus credit) in the prior period.

Electric operating and maintenance expenses

Electric operating and maintenance expenses decreased $3.1 million during the three months ended September 30, 2014, compared to the same period in 2013. The following changes contributed to the net change:

(In millions)
Decreased administrative and general costs	$(1.5)
Decreased transmission costs	(0.8)
Decreased customer accounts costs	(0.3)
Decreased production expenses	(0.3)
Decreased distribution expenses	(0.2)
Total	$(3.1)

For the three months ended September 30, 2014, decreased administrative and general costs are primarily due to decreased pension and other postretirement benefit costs.

Gas Utility Operations - MGE Energy and MGE

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class during each of the periods indicated:

	Revenues			Therms Delivered
(In thousands, except HDD and average rate per therm of retail customer)	Three Months Ended September 30,			Three Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
Residential	$9,507	$8,794	8.1%	6,105	5,676	7.6%
Commercial/Industrial	11,188	9,343	19.7%	18,714	17,789	5.2%
Total retail	20,695	18,137	14.1%	24,819	23,465	5.8%
Gas transportation	608	593	2.5%	7,127	6,937	2.7%
Other revenues	101	134	(24.6)%	-	-	- %
Total	$21,404	$18,864	13.5%	31,946	30,402	5.1%
Heating degree days (normal 172)				165	157	5.1%
Average rate per therm of
retail customer	$0.834	$0.773	7.9%

Gas revenues increased $2.5 million or 13.5% for the three months ended September 30, 2014, compared to the same period in 2013. These changes are related to the following factors:

(In millions)
Rate/PGA changes	$1.5
Volume	1.0
Total	$2.5

•

Rate/PGA changes. The average retail rate per therm for the three months ended September 30, 2014, increased 7.9% compared to the same period in 2013, reflecting higher natural gas commodity costs. MGE recovers the cost of natural gas in its gas segment through the purchased gas adjustment clause (PGA). Under the PGA, MGE is able to pass through to its gas customers the cost of gas.

•

Volume. For the three months ended September 30, 2014, retail gas deliveries increased 5.8% compared to the same period in 2013, as a result of colder weather compared to warmer weather in the prior year.

Cost of gas sold

For the three months ended September 30, 2014, cost of gas sold increased by $2.2 million, compared to the same period in the prior year. The cost per therm of natural gas increased 17.8%, which resulted in $1.7 million of increased expense. The volume of gas purchased increased 6.2%, which resulted in $0.5 million of increased expense.

Gas operating and maintenance expenses

Gas operating and maintenance expenses decreased by $0.6 million for the three months ended September 30, 2014, compared to the same period in 2013. The following changes contributed to the net change:

(In millions)
Decreased administrative and general costs	$(0.7)
Decreased production expenses	(0.1)
Decreased customer service costs	(0.1)
Increased distribution expenses	0.3
Total	$(0.6)

For the three months ended September 30, 2014, decreased administrative and general costs are primarily due to decreased pension and other postretirement benefit costs.

Nonregulated Energy Operations - MGE Energy and MGE

For the three months ended September 30, 2014 and 2013, net income at the nonregulated energy operations segment was $4.8 million and $5.2 million, respectively. The nonregulated energy operations are conducted through MGE Energy's subsidiaries: MGE Power Elm Road and MGE Power West Campus, which have been formed to own and lease electric generating capacity to assist MGE.

Results reflect the recovery of force majeure costs associated with the construction of the Elm Road Units. In December 2012, as part of WEPCO's (the operator and primary owner of the Elm Road Units) 2013 Wisconsin rate case, the PSCW determined that 100% of the construction costs for the Elm Road Units were prudently incurred, and approved the recovery in rates of more than 99.5% of the force majeure costs. The recovery of the force majeure costs began in 2013, including a one-time cumulative adjustment pertaining to affected periods prior to the PSCW order. The portion pertaining to prior periods was fully reflected in 2013 results.

Transmission Investment Operations - MGE Energy and MGE

Transmission investment other income

For the three months ended September 30, 2014 and 2013, other income at the transmission investment segment was $2.4 million and $2.3 million, respectively. The transmission investment segment holds our interest in ATC, and its income reflects our equity in the earnings of ATC. See Footnote 3 of the Notes to Consolidated Financial Statements for additional information concerning ATC and summarized financial information regarding ATC.

Consolidated Income Taxes - MGE Energy and MGE

MGE Energy's effective income tax rate for the three months ended September 30, 2014 and 2013, was 38.0% and 37.6%, respectively. MGE's effective income tax rate for the three months ended September 30, 2014 and 2013, was 37.9% and 37.6%, respectively. The net increase is attributable to less AFUDC equity earned during the three month period in 2014 compared to 2013.

Noncontrolling Interest, Net of Tax - MGE

The noncontrolling interest, net of tax, reflects the accounting required for MGE Energy's interest in MGE Power Elm Road (the Elm Road Units) and MGE Power West Campus (WCCF). MGE Energy owns 100% of MGE Power Elm Road and MGE Power West Campus; however, due to the contractual agreements for these projects with MGE, the entities are considered VIEs and their results are consolidated with those of MGE, the primary beneficiary of the VIEs. Also included in noncontrolling interest, net of tax, is MGE Energy's interest in MGE Transco, which holds our investment in ATC. The following table shows MGE Energy's noncontrolling interest, net of tax, reflected on MGE's consolidated statement of income:

	Three Months Ended
	September 30,
(In millions)	2014	2013
MGE Power Elm Road	$4.1	$4.3
MGE Power West Campus	1.9	1.9
MGE Transco	0.7	0.6

Nine Months Ended September 30, 2014 and 2013

Electric Utility Operations - MGE Energy and MGE

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the periods indicated:

	Revenues			Sales (kWh)
(In thousands, except cooling degree days)	Nine Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
Residential	$102,698	$104,020	(1.3)%	616,775	624,877	(1.3)%
Commercial	163,992	164,024	(0.0)%	1,394,272	1,382,151	0.9%
Industrial	15,141	15,283	(0.9)%	186,085	189,882	(2.0)%
Other-retail/municipal	28,543	30,322	(5.9)%	314,338	326,717	(3.8)%
Total retail	310,374	313,649	(1.0)%	2,511,470	2,523,627	(0.5)%
Sales to the market	2,239	682	228.3%	62,538	22,052	183.6%
Adjustments to revenues	(4,195)	(4,155)	(1.0)%	-	-	- %
Total	$308,418	$310,176	(0.6)%	2,574,008	2,545,679	1.1%

Cooling degree days (normal 659)				620	707	(12.3)%

Electric operating revenues decreased $1.8 million or 0.6% for the nine months ended September 30, 2014, compared to the same period in 2013, due to the following:

(In millions)
Volume	$(1.5)
Other	(1.8)
Sales to the market	1.5
Total	$(1.8)

In July 2013, the PSCW authorized MGE to freeze 2014 rates at 2013 levels for retail electric customers.

•

Volume. During the nine months ended September 30, 2014, there was a 0.5% decrease in total retail sales volumes compared to the same period in the prior year driven by cooler than normal weather.

•

Other. During the nine months ended September 30, 2014, other items affecting electric operating revenues decreased $1.8 million primarily attributable to a decrease in demand charges and lower monthly on-peak sales.

•

Sales to the market. Sales to the market represent wholesale sales made to third parties who are not ultimate users of the electricity. These sales may include spot market transactions on the markets operated by MISO and PJM. These sales may also include bilateral sales to other utilities or power marketers. Generating units are dispatched by MISO based on cost considerations as well as reliability of the system. Sales to the market typically occur when MGE has more generation and purchases online than are needed for its own system demand. The excess electricity is then sold to others in the market. For the nine months ended September 30, 2014, market volumes increased compared to the same period in the prior year, reflecting increased opportunities for sales. In addition, market settlement resulted in higher revenue per kWh for the nine months ended September 30, 2014, reflecting higher market prices.

Electric fuel and purchased power

Electric fuel and purchased power costs reflect a decrease in internal generation volumes offset by an increase in the volume of purchased power when compared to the prior period. Adjustments related to the regulatory recovery for fuel costs, known as fuel rules, moderated the effects of that increased volume. These items are explained below.

Fuel for electric generation

The expense for fuel for internal electric generation increased $1.3 million during the nine months ended September 30, 2014, compared to the same period in the prior year, due to the following:

(In millions)
Increase in per-unit cost	$4.0
Decrease in volume	(2.7)
Total	$1.3

This increase in expense reflects an 11.5% increase in per-unit cost of internal electric generation, partially offset by a 6.9% decrease in internal generated volume delivered to the system primarily as a result of reduced generation at Columbia to reduce coal use in order to maintain inventory levels.

Purchased power

Purchased power expense decreased $2.5 million during the nine months ended September 30, 2014, compared to the same period in the prior year, due to the following:

(In millions)
Increase in volume	$8.0
Decrease in per-unit cost	(1.3)
Fuel Rules Adjustments
Decrease in recorded fuel rule surplus credit	(4.4)
Amortization of 2012 fuel rule surplus credits	(4.8)
Total	$(2.5)

The decrease in expense reflects a 2.0% decrease in the per-unit cost of purchased power and a 14.0% increase in the volume of power purchased from third parties primarily as a result of the reduced generation at Columbia.

Under fuel rules, MGE is required to defer electric fuel-related costs that fall outside a 2% cost tolerance band around the amount used in the most recent rate proceeding. Any fuel rules adjustments are reflected in purchased power expense. Cost savings that may be returned to customers are recorded as an increase to purchased power expense, and higher costs that MGE is entitled to recover, after adjustment for excess revenues, are recorded as a reduction to purchased power expense. Any over/under recovery of the deferred costs is determined on an annual basis and adjusted in future billings to customers. During the nine months ended September 30, 2014, MGE amortized $4.8 million of the 2012 fuel rule surplus credits. No fuel-related cost savings were deferred during the current period, as compared to $4.4 million of cost savings (surplus credit) in the prior period.

Electric operating and maintenance expenses

Electric operating and maintenance expenses decreased $5.0 million during the nine months ended September 30, 2014, compared to the same period in 2013. The following changes contributed to the net change:

(In millions)
Decreased administrative and general costs	$(4.7)
Decreased customer service costs	(0.6)
Decreased distribution expenses	(0.5)
Decreased customer accounts costs	(0.2)
Increased production expenses	0.8
Increased transmission costs	0.2
Total	$(5.0)

For the nine months ended September 30, 2014, decreased administrative and general costs are primarily due to decreased pension and other postretirement benefit costs. Increased production expenses are primarily due to increased costs at Columbia.

Gas Utility Operations - MGE Energy and MGE

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class during each of the periods indicated:

	Revenues			Therms Delivered
(In thousands, except HDD and average rate per therm of retail customer)	Nine Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
Residential	$84,275	$66,034	27.6%	76,626	67,181	14.1%
Commercial/Industrial	76,460	52,758	44.9%	103,313	89,836	15.0%
Total retail	160,735	118,792	35.3%	179,939	157,017	14.6%
Gas transportation	2,223	2,181	1.9%	27,651	27,048	2.2%
Other revenues	377	400	(5.8)%	-	-	- %
Total	$163,335	$121,373	34.6%	207,590	184,065	12.8%
Heating degree days (normal 4,512)				5,240	4,799	9.2%
Average Rate Per Therm of
Retail Customer	$0.893	$0.757	18.0%

Gas revenues increased $42.0 million or 34.6% for the nine months ended September 30, 2014, compared to the same period in 2013. These changes are related to the following factors:

(In millions)
Rate/PGA changes	$24.6
Volume	17.4
Total	$42.0

•

Rate/PGA changes. The average retail rate per therm for the nine months ended September 30, 2014, increased 18.0% compared to the same period in 2013, reflecting higher natural gas commodity costs. MGE recovers the cost of natural gas in its gas segment through the purchased gas adjustment clause (PGA). Under the PGA, MGE is able to pass through to its gas customers the cost of gas.

•

Volume. For the nine months ended September 30, 2014, retail gas deliveries increased 14.6% compared to the same period in 2013, as a result of colder weather during the winter months compared to milder weather in the prior year.

Cost of gas sold

For the nine months ended September 30, 2014, cost of gas sold increased by $37.4 million, compared to the same period in the prior year. The cost per therm of natural gas increased 33.5%, which resulted in $27.0 million of increased expense. In addition, the volume of purchased gas increased 14.8%, which resulted in $10.4 million of increased expense.

Gas operating and maintenance expenses

Gas operating and maintenance expenses decreased by $1.6 million for the nine months ended September 30, 2014, compared to the same period in 2013. The following changes contributed to the net change:

(In millions)
Decreased administrative and general costs	$(2.2)
Decreased customer service costs	(0.3)
Increased distribution expenses	0.5
Increased customer account costs	0.4
Total	$(1.6)

For the nine months ended September 30, 2014, decreased administrative and general costs are primarily due to decreased pension and other postretirement benefit costs.

Nonregulated Energy Operations - MGE Energy and MGE

For the nine months ended September 30, 2014 and 2013, net income at the nonregulated energy operations segment was $14.4 million and $15.5 million, respectively. The nonregulated energy operations are conducted through MGE Energy's subsidiaries: MGE Power Elm Road and MGE Power West Campus, which have been formed to construct, own and lease electric generating capacity to assist MGE.

Results reflect the recovery of force majeure costs associated with the construction of the Elm Road Units. In December 2012, as part of WEPCO's (the operator and primary owner of the Elm Road Units) 2013 Wisconsin rate case, the PSCW determined that 100% of the construction costs for the Elm Road Units were prudently incurred, and approved the recovery in rates of more than 99.5% of the force majeure costs. The recovery of the force majeure costs began in 2013, including a one-time cumulative adjustment pertaining to affected periods prior to the PSCW order. The portion pertaining to prior periods was fully reflected in 2013 results.

Transmission Investment Operations - MGE Energy and MGE

Transmission investment other income

For the nine months ended September 30, 2014 and 2013, other income at the transmission investment segment was $7.3 million and $7.0 million, respectively. The transmission investment segment holds our interest in ATC, and its income reflects our equity in the earnings of ATC. See Footnote 3 of Notes to Consolidated Financial Statements for additional information concerning ATC and summarized financial information regarding ATC.

Consolidated Income Taxes - MGE Energy and MGE

MGE Energy's and MGE's effective income tax rate for the nine months ended September 30, 2014 and 2013, was 37.8%.

Noncontrolling Interest, Net of Tax - MGE

The noncontrolling interest, net of tax, reflects the accounting required for MGE Energy's interest in MGE Power Elm Road (the Elm Road Units) and MGE Power West Campus (WCCF). MGE Energy owns 100% of MGE Power Elm Road and MGE Power West Campus; however, due to the contractual agreements for these projects with MGE, the entities are considered VIEs and their results are consolidated with those of MGE, the primary beneficiary of the VIEs. Also included in noncontrolling interest, net of tax, is MGE Energy's interest in MGE Transco, which holds our investment in ATC. The following table shows MGE Energy's noncontrolling interest, net of tax, reflected on MGE's consolidated statement of income:

	Nine Months Ended
	September 30,
(In millions)	2014	2013
MGE Power Elm Road	$12.1	$13.0
MGE Power West Campus	5.7	5.7
MGE Transco	2.0	1.8

Contractual Obligations and Commercial Commitments - MGE Energy and MGE

There were no material changes, other than from the normal course of business, to MGE Energy's and MGE's contractual obligations (representing cash obligations that are considered to be firm commitments) and commercial commitments (representing commitments triggered by future events) during the nine months ended September 30, 2014, except as noted below. Further discussion of the contractual obligations and commercial commitments is included in Footnote 8 of Notes to Consolidated Financial Statements in this Report, and Footnote 18 of Notes to Consolidated Financial Statements, and "Contractual Obligations and Commercial Commitments for MGE Energy and MGE" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in MGE Energy's and MGE's 2013 Annual Report on Form 10-K.

Purchase Contracts - MGE Energy and MGE

See Footnote 8.d. of Notes to Consolidated Financial Statements for a description of commitments at September 30, 2014 that MGE Energy and MGE have entered with respect to various commodity supply, transportation, and storage contracts to meet their obligations to deliver electricity and natural gas to customers.

Liquidity and Capital Resources

Cash Flows

The following summarizes cash flows for MGE Energy and MGE during the nine months ended September 30, 2014 and 2013:

	MGE Energy		MGE
(In thousands)	2014	2013	2014	2013
Cash provided by/(used for):
Operating activities	$120,972	$108,600	$122,747	$107,826
Investing activities	(69,233)	(94,177)	(68,645)	(93,835)
Financing activities	(31,833)	14,550	(45,927)	22,249

Cash Provided by Operating Activities

MGE Energy

MGE Energy's consolidated net cash provided by operating activities is derived mainly from the electric and gas operations of its principal subsidiary, MGE.

Cash provided by operating activities for the nine months ended September 30, 2014, was $121.0 million, an increase of $12.4 million when compared to the same period in the prior year. The increase is primarily related to no pension contributions being made in 2014.

MGE Energy's net income increased $4.3 million for the nine months ended September 30, 2014, when compared to the same period in the prior year.

MGE Energy's federal and state taxes paid increased $12.3 million during the nine months ended September 30, 2014, when compared to the same period in the prior year, primarily due to federal tax payments made in 2014. No federal tax payments were made during the nine months ended September 30, 2013, due to the NOL as a result of bonus depreciation, which was fully utilized in 2013.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $2.3 million in cash provided by operating activities for the nine months ended September 30, 2014, primarily due to decreased unbilled revenues and decreased accounts receivable, partially offset by increased inventories and decreased other current liabilities. Working capital accounts (excluding prepaid and accrued taxes) resulted in $2.6 million in cash provided by operating activities for the nine months ended September 30, 2013, primarily due to decreased accounts receivable and decreased unbilled revenues, partially offset by decreased accounts payable and increased gas inventories.

A decrease in pension contribution resulted in an additional $31.5 million in cash provided by operating activities for the nine months ended September 30, 2014, when compared to the same period in the prior year. Pension contributions reflect amounts required by law and discretionary amounts. There have been no required contributions and no discretionary contributions for 2014.

A decrease in employee benefit plan expenses resulted in $9.9 million lower net cash provided by operations for the nine months ended September 30, 2014, when compared to the same period in the prior year

During the nine months ended September 30, 2013, MGE paid a make-whole premium equal to $6.8 million related to the redemption of $40 million of long-term debt.

MGE

Cash provided by operating activities for the nine months ended September 30, 2014, was $122.7 million, an increase of $14.9 million when compared to the same period in the prior year. The increase is primarily related to no pension contributions being made in 2014.

Net income increased $4.4 million for the nine months ended September 30, 2014, when compared to the same period in the prior year.

MGE's federal and state taxes paid to MGE Energy increased $11.9 million during the nine months ended September 30, 2014, when compared to the same period in the prior year, primarily due to federal tax payments made in 2014. No federal tax payments were made during the nine months ended September 30, 2013, due to the NOL as a result of the bonus depreciation, which was fully utilized in 2013.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $4.9 million in cash provided by operating activities for the nine months ended September 30, 2014, primarily due to decreased unbilled revenues and decreased accounts receivable, partially offset by increased inventories and decreased accounts payable. Working capital accounts (excluding prepaid taxes and accrued taxes) resulted in $3.0 million in cash provided by operating activities for the nine months ended September 30, 2013, primarily due to decreased accounts receivable, decreased unbilled revenues, and increased current liabilities, partially offset by decreased accounts payable and increased gas inventories.

A decrease in pension contribution resulted in an additional $31.5 million in cash provided by operating activities for the nine months ended September 30, 2014, when compared to the same period in the prior year. Pension contributions reflect amounts required by law and discretionary amounts. There have been no required contributions and no discretionary contributions for 2014.

A decrease in employee benefit plan expenses resulted in $9.9 million lower net cash provided by operations for the nine months ended September 30, 2014, when compared to the same period in the prior year

During the nine months ended September 30, 2013, MGE paid a make-whole premium equal to $6.8 million related to the redemption of $40 million of long-term debt.

Cash Used for Investing Activities

MGE Energy

MGE Energy's cash used for investing activities decreased $24.9 million for the nine months ended September 30, 2014, when compared to the same period in the prior year.

Capital expenditures for the nine months ended September 30, 2014, were $66.1 million. This amount represents a decrease of $26.0 million from the expenditures made in the same period in the prior year. This decrease primarily reflects $39.7 million of lower expenditures on the Columbia environmental project in 2014 versus 2013.

MGE

MGE's cash used for investing activities decreased $25.2 million for the nine months ended September 30, 2014, when compared to the same period in the prior year.

Capital expenditures for the nine months ended September 30, 2014, were $66.1 million. This amount represents a decrease of $26.0 million from the expenditures made in the same period in the prior year. This decrease primarily reflects $39.7 million of lower expenditures on the Columbia environmental project in 2014 versus 2013.

Cash Provided by (Used for) Financing Activities

MGE Energy

Cash used for MGE Energy's financing activities was $31.8 million for the nine months ended September 30, 2014, compared to $14.6 million of cash provided by MGE Energy's financing activities in the nine months ended September 30, 2013.

For the nine months ended September 30, 2014, dividends paid were $28.6 million compared to $27.7 million in the prior year. This increase was a result of a higher dividend per share ($0.826 vs. $0.799).

During the nine months ended September 30, 2013, MGE issued $85 million of long-term debt, which was used to retire $40 million of long-term debt and to assist with the funding for the Columbia environmental project.

MGE

During the nine months ended September 30, 2014, cash used for MGE's financing activities was $45.9 million compared to $22.2 million of cash provided by MGE's financing activities in the prior year.

Dividends paid from MGE to MGE Energy were $26.5 million during the nine months ended September 30, 2014. There were no dividends paid from MGE to MGE Energy in 2013.

During the nine months ended September 30, 2013, MGE issued $85 million of long-term debt, which was used to retire $40 million of long-term debt and to assist with the funding for the Columbia environmental project.

Distributions to parent from noncontrolling interest, which represent distributions from MGE Power Elm Road and MGE Power West Campus, were $17.8 million for the nine months ended September 30, 2014, compared to $21.1 million in the prior year.

Capitalization Ratios

MGE Energy's capitalization ratios were as follows:

MGE Energy
	September 30, 2014	December 31, 2013
Common shareholders' equity	62.0%	60.5%
Long-term debt*	38.0%	39.5%
*Includes the current portion of long-term debt.

MGE Energy's and MGE's Capital Requirements

MGE Energy's and MGE's liquidity are primarily affected by their capital requirements. During the nine months ended September 30, 2014, capital expenditures for MGE Energy and MGE totaled $66.1 million, which included $64.6 million of capital expenditures for utility operations.

In early 2011, the PSCW authorized the construction of air emission reduction systems and associated equipment on Columbia Units 1 and 2. For the nine months ended September 30, 2014, MGE had incurred $11.0 million (excluding carrying costs) in construction expenditures at Columbia related to the project and had accrued $5.0 million in incurred, but unpaid capital expenditures. MGE has recognized $3.0 million (after tax) in AFUDC equity related to this project for the nine months ended September 30, 2014.

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

Environmental Matters

The following discussion is limited to updates or developments in environmental matters that occurred during the nine months ended September 30, 2014. Further discussion of environmental matters is included in MGE Energy's and MGE's 2013 Annual Report on Form 10-K and Footnote 8.a. of Notes to Consolidated Financial Statements in this Report.

EPA's Final 316(b) Rule Governing Water Intake Systems at Electric Generating Facilities

In August 2014, the EPA published its Phase II and III Rules pursuant to Section 316(b) of the Clean Water Act, which governs cooling water intake structures located at large existing power plant and industrial facilities. The 316(b) Rule requires these facilities to implement methods for reducing fish impingement by their water intakes using one of seven options, including closed cycle cooling (CCC) systems.

Our WCCF facility already employs a CCC system as defined under the Rule. The Columbia plant may need to address multiple intake structures. Our Blount plant has conducted studies regarding compliance with this rule. The exact requirements at Blount and Columbia, however, will not be known until those sites' permits are modified to account for this rule. Nonetheless, MGE expects that this 316(b) Rule will not have material effects on its existing plants.

EPA's Cross-State Air Pollution Rule (CSAPR) Upheld by the Supreme Court

On April 29, 2014, the US Supreme Court issued a decision upholding CSAPR, thereby reversing the D.C. Circuit Court's decision on CSAPR, and remanding the matter back to the D.C. Circuit for further proceedings. At that time CSAPR remained subject to an order of the D.C. Circuit that stayed its implementation. On October 23, 2014, the D.C. Circuit lifted its stay of CSAPR and set a briefing schedule for ongoing litigation with oral arguments scheduled for March 2015. The State of Wisconsin has filed a motion with the D.C. Circuit Court reiterating its contention that Wisconsin be removed from CSAPR and may be part of the court's briefing and oral arguments schedule. With several issues undecided and court proceedings extending into 2015, there is remaining uncertainty as to whether MGE's facilities will be required to meet the CSAPR mandates and, if so, the deadline for achieving compliance. The Clean Air Interstate Rule (CAIR) remains in effect for the time being. See MGE Energy's and MGE's 2013 Annual Report on Form 10K for additional information on the legal proceedings associated with these environmental matters.

With CSAPR now reinstated, it will require (once implemented) that qualifying power plants meet SO2 and NOx allocations or purchase them on the market. MGE has been monitoring our overall compliance options, particularly at our Columbia power plant as we awaited installation and testing of SO2 controls. With the 2014 installation of SO2 pollution controls at Columbia, we will likely meet or exceed the allocations for Columbia based on the CSAPR allocations in the current rule (see Footnote 4 for information regarding the Columbia environmental construction project and Footnote 8.a. for information regarding our consent decree). MGE expects that the costs pertaining to meeting CSAPR requirements will be fully recoverable through rates. We will continue to monitor and evaluate the D.C. Circuit Court remand proceedings and the implementation of the rule by the EPA and WDNR.

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

The EPA's proposal establishes guidelines for states and encourages the use of four "building blocks" for achieving these reductions. These "building blocks" are: (1) increasing the efficiency of EGUs; (2) re-dispatching of gas-fired generation at the expense of coal; (3) expanding the use of low and no carbon power sources, such as wind, nuclear and solar; and (4) improving demand side energy efficiency to reduce electric use.

The EPA is taking comments on the proposed rule through December 1, 2014. The rule is expected to be finalized by June 2015. States will then have up to two years to prepare compliance plans. This rule could have significant impacts on EGUs. MGE is reviewing the proposal at this time.

Coal Combustion Residual Rule

The EPA's proposed Coal Combustion Residual (CCR) is anticipated to be finalized in December 2014. The final CCR Rule will regulate disposal and management of ash and other coal combustion byproducts as a waste under the EPA's solid waste rules.

Columbia

Columbia is a coal-fired generating station operated by WPL in which WPL, WPSC, and MGE have ownership interests. In December 2009, the EPA sent a Notice of Violation (NOV) to MGE as one of the co-owners of Columbia. The NOV alleged that WPL and the Columbia co-owners failed to comply with appropriate pre-construction review and permitting requirements and, as a result, violated the Prevention of Significant Deterioration program requirements, Title V Operating Permit requirements of the CAA, and the Wisconsin SIP. In April 2013, the EPA filed a lawsuit against the co-owners of Columbia asserting similar allegations. In September 2010 and April 2013, the Sierra Club filed civil lawsuits against WPL alleging violations of the CAA at Columbia and other Wisconsin facilities operated by WPL. In June 2013, the court approved and entered a consent decree entered by the EPA, Sierra Club, and the co-owners of Columbia to resolve these claims, while admitting no liability. One of the requirements of the consent decree requires installation of a SCR system at Columbia Unit 2 by December 31, 2018. In July 2014, a CA was filed with the PSCW for the installation of the SCR system. MGE's share of the projected cost for the SCR system is approximately $30-40 million. See Footnote 8.a. of the Notes to Consolidated Financial Statements for additional information regarding this matter.

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

ATC

On November 12, 2013, MISO and numerous other MISO transmission owners, including ATC, were named as respondents in a complaint filed at FERC. The complainants argue that the respondents' transmission rates are no longer just and reasonable "due to changes in the capital markets," and that the MISO base return on equity (ROE) should not exceed 9.15%, equity components of hypothetical capital structures should be restricted to 50%, and that relevant incentive ROE adders should be discontinued. MISO's base ROE is 12.38% and ATC's base ROE is 12.2%. MISO and the other MISO transmission owners filed a motion to dismiss the complaint. MGE Energy and MGE are currently unable to determine what, if any, impact the complaint may have on MISO's and ATC's current authorized return on equity.

Joint Venture

MGE Energy has entered into a joint venture with Wisconsin Energy Corporation to evaluate the advisability and feasibility of potentially bidding on generating assets owned by the State of Wisconsin, which might include the University of Wisconsin's interest in the WCCF, which the Company co-owns and operates.

Should the State determine that the assets be sold, the joint venture would decide on a case-by-case basis whether to submit a bid. If the bid is successful, the joint venture would finance the acquisition and would own and manage the acquired assets. If those acquired assets include the State's interest in the WCCF, MGE would continue to operate the WCCF as it does currently.

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

MGE has financial gas and electric commodity contracts to hedge commodity price risk in the gas and electric segments. These contracts are primarily comprised of exchange-traded option and future contracts. MGE also holds FTRs, which are used to hedge the risk of increased transmission congestion charges. At September 30, 2014, the fair value of these instruments exceeded their cost basis by $2.3 million. Under the PGA clause and electric fuel rules, MGE may include in the costs of fuel (natural gas or power) the costs and benefits of the aforementioned fuel price risk management tools. Because these costs/benefits are recoverable, the related unrealized loss/gain has been deferred on the consolidated balance sheet as a regulatory asset/liability.

MGE has also entered into a ten-year purchased power agreement that provides MGE with firm capacity and energy that began on June 1, 2012, and ends on May 31, 2022 (the "base term"). The agreement also allows MGE an option to extend the contract after the base term. The agreement is considered a derivative contract and is recognized at its fair value on the consolidated balance sheet. However, the derivative qualifies for regulatory deferral and is recognized with a corresponding regulatory asset or liability depending on whether the fair value is in a loss or gain position. The fair value of the contract at September 30, 2014, reflects a loss position of $54.9 million.

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

Additionally, if a counterparty were to default and MGE were to liquidate all contracts with that entity, MGE's credit loss would include the loss in value of mark-to-market contracts; the amount owed for settled transactions; and additional payments, if any, to settle unrealized losses on accrual contracts. As of September 30, 2014, no counterparties have defaulted.

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

Item 4. Controls and Procedures.

During the third quarter of 2014, each registrant's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to that registrant, including its subsidiaries, is accumulated and made known to that registrant's management, including these officers, by other employees of that registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, the registrants do not control or manage certain of their unconsolidated entities and thus, their access and ability to apply their procedures to those entities is more limited than is the case for their consolidated subsidiaries.

As of September 30, 2014, each registrant's principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective. Each registrant intends to strive continually to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

During the quarter ended September 30, 2014, there were no changes in either registrant's internal controls over financial reporting that materially affected, or are reasonably likely to affect materially, that registrant's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs*
July 1-31, 2014	33,010	$39.34	-	-
August 1-31, 2014	27,821	39.19	-	-
September 1-30, 2014	78,425	39.61	-	-
Total	139,256	$39.46	-	-

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

Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed by the following officers for the following companies:

31.1

Filed by Gary J. Wolter for MGE Energy, Inc.

31.2

Filed by Jeffrey C. Newman for MGE Energy, Inc.

31.3

Filed by Gary J. Wolter for Madison Gas and Electric Company

31.4

Filed by Jeffrey C. Newman for Madison Gas and Electric Company

Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) as to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed by the following officers for the following companies:

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

MGE ENERGY, INC.

Date: November 6, 2014	/s/ Gary J. Wolter
Gary J. Wolter Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: November 6, 2014	/s/ Jeffrey C. Newman
Jeffrey C. Newman Vice President, Chief Financial Officer, Secretary and Treasurer (Chief Financial and Accounting Officer)

Signatures - Madison Gas and Electric Company

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MADISON GAS AND ELECTRIC COMPANY

Date: November 6, 2014	/s/ Gary J. Wolter
Gary J. Wolter Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: November 6, 2014	/s/ Jeffrey C. Newman
Jeffrey C. Newman Vice President, Chief Financial Officer, Secretary and Treasurer (Chief Financial and Accounting Officer)

