Form 10-K
period 2014-12-31
MGE ENERGY INC; MADISON GAS & ELECTRIC CO
filed 2015-02-26
CIK 1161728, 61339

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended:

December 31, 2014

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

	Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer	Smaller Reporting Company
MGE Energy, Inc.	X
Madison Gas and Electric Company			X

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

MGE Energy, Inc.	Yes [ ] No [X]
Madison Gas and Electric Company	Yes [ ] No [X]

The aggregate market value of the voting and nonvoting common equity held by nonaffiliates of each registrant as of June 30, 2014, was as follows:

MGE Energy, Inc.	$1,365,673,259
Madison Gas and Electric Company	$0

The number of shares outstanding of each registrant's common stock as of February 1, 2015, were as follows:

MGE Energy, Inc.	34,668,370
Madison Gas and Electric Company	17,347,894

DOCUMENTS INCORPORATED BY REFERENCE

Portions of MGE Energy, Inc.'s definitive proxy statement to be filed on or before March 27, 2015, relating to its annual meeting of shareholders, are incorporated by reference into Part III of this annual report on Form 10-K.

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

7

Item 1. Business.

7

Item 1A. Risk Factors.

14

Item 1B. Unresolved Staff Comments.

18

Item 2. Properties.

19

Item 3. Legal Proceedings.

21

Item 4. Mine Safety Disclosures.

21

PART II.

22

Item 5. Market for Registrants' Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

22

Item 6. Selected Financial Data.

25

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

26

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

46

Item 8. Financial Statements and Supplementary Data.

49

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

102

Item 9A. Controls and Procedures.

102

Item 9B. Other Information.

102

PART III.

103

Item 10. Directors, Executive Officers, and Corporate Governance.

103

Item 11. Executive Compensation.

103

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

103

Item 13. Certain Relationships and Related Transactions, and Director Independence.

103

Item 14. Principal Accounting Fees and Services.

104

PART IV.

105

Item 15. Exhibits and Financial Statement Schedules.

105

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

Definitions, Abbreviations, and Acronyms Used in the Text and Notes of this Report

Abbreviations, acronyms, and definitions used in the text and notes of this report are defined below.

MGE Energy and Subsidiaries:

CWDC	Central Wisconsin Development Corporation
MAGAEL	MAGAEL, LLC
MGE	Madison Gas and Electric Company
MGE Energy	MGE Energy, Inc.
MGE Power	MGE Power, LLC
MGE Power Elm Road	MGE Power Elm Road, LLC
MGE Power West Campus	MGE Power West Campus, LLC
MGE State Energy Services	MGE State Energy Services, LLC
MGE Transco	MGE Transco Investment, LLC
NGV Fueling Services	NGV Fueling Services, LLC
North Mendota	North Mendota Energy & Technology Park, LLC

Other Defined Terms:

AFUDC	Allowance for Funds Used During Construction
Alliant	Alliant Energy Corporation
ANR	ANR Pipeline Company
ARO	Asset Retirement Obligation
ATC	American Transmission Company LLC
BART	Best Available Retrofit Technology
Bechtel	Bechtel Power Corporation
Blount	Blount Station
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CAVR	Clean Air Visibility Rule
CO2	Carbon Dioxide
Codification	Financial Accounting Standards Board Accounting Standards Codification
Columbia	Columbia Energy Center
Cooling degree days	Measure of the extent to which the average daily temperature is above 65 degrees Fahrenheit, which is considered an indicator of possible increased demand for energy to provide cooling
COSO	Committee of Sponsoring Organizations
CSAPR	Cross-State Air Pollution Rule
CWA	Clean Water Act
Dth	Dekatherms
EEI	Edison Electric Institute
EGUs	Electric Generating Units
Elm Road Units	Elm Road Generating Station
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FTR	Financial Transmission Rights
GAAP	Generally Accepted Accounting Principles
GHG	Greenhouse Gas
HAPs	Hazardous Air Pollutants
Heating degree days (HDD)	Measure of the extent to which the average daily temperature is below 65 degrees Fahrenheit, which is considered an indicator of possible increased demand for energy to provide heating
ICF	Insurance Continuance Fund
IRS	Internal Revenue Service
kVA	Kilovolt Ampere
kWh	Kilowatt-hour
LIBOR	London Inter Bank Offer Rate

MACT	Maximum Achievable Control Technology
MATS	Mercury and Air Toxins Standards
MISO	Midcontinent Independent System Operator Inc. (a regional transmission organization)
MW	Megawatt
MWh	Megawatt-hour
NAAQS	National Ambient Air Quality Standards
Nasdaq	The Nasdaq Stock Market
NERC	North American Electric Reliability Corporation
NNG	Northern Natural Gas Company
NOV	Notice of Violation
NOx	Nitrogen Oxides
NSPS	New Source Performance Standards
NYSE	New York Stock Exchange
OPRB	Other Postretirement Benefits
PCBs	Polychlorinated Biphenyls
PGA	Purchased Gas Adjustment clause
PJM	PJM Interconnection, LLC (a regional transmission organization)
PM	Particulate Matter
PPA	Purchased power agreement
PPACA	Patient Protection and Affordable Care Act
PSCW	Public Service Commission of Wisconsin
PSD	Prevention of Significant Deterioration
REC	Renewable Energy Credit
RICE	Reciprocating Internal Combustion Engine
RTO	Regional Transmission Organization
SCR	Selective Catalytic Reduction
SEC	Securities and Exchange Commission
SIP	State Implementation Plan
SO2	Sulfur Dioxide
the State	State of Wisconsin
Stock Plan	Direct Stock Purchase and Dividend Reinvestment Plan of MGE Energy
UW	University of Wisconsin at Madison
VIE	Variable Interest Entity
WCCF	West Campus Cogeneration Facility
WDNR	Wisconsin Department of Natural Resources
WEPCO	Wisconsin Electric Power Company
Working capital	Current assets less current liabilities
WPDES	Wisconsin Pollutant Discharge Elimination System
WPL	Wisconsin Power and Light Company
WPSC	Wisconsin Public Service Corporation
WRERA	Worker, Retiree and Employer Recovery Act of 2008
XBRL	eXtensible Business Reporting Language

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

•

All other – investing in companies and property that relate to the regulated operations and financing the regulated operations, through its wholly owned subsidiaries CWDC, MAGAEL, MGE State Energy Services, NGV Fueling Services, and Corporate functions.

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

At December 31, 2014, MGE supplied electric service to approximately 143,000 customers, with approximately 90% located in the cities of Fitchburg, Madison, Middleton, and Monona and 10% in adjacent areas. Of the total number of customers, approximately 86% were residential and 14% were commercial or industrial. Electric retail revenues for 2014, 2013, and 2012 were comprised of the following:

	Year Ended December 31,
	2014	2013	2012
Residential	33.3%	33.2%	32.9%
Commercial	52.8%	52.4%	52.4%
Industrial	4.8%	4.8%	4.9%
Public authorities (including the UW)	9.1%	9.6%	9.8%
Total	100.0%	100.0%	100.0%

Electric operations accounted for approximately 64.0%, 69.0%, and 73.7% of MGE's total 2014, 2013, and 2012 regulated revenues, respectively.

See Item 2. Properties for a description of MGE's electric utility plant.

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

Fuel supply and generation

MGE satisfies its customers' electric demand with internal generation and purchased power. During the years ended December 31, 2014, 2013, and 2012, MGE's electric energy delivery requirements were satisfied by the following sources:

	Year Ended December 31,
	2014	2013	2012
Coal	47.8%	54.1%	50.1%
Natural gas	3.2%	5.8%	8.7%
Fuel oil	0.1%	0.1%	0.1%
Renewable sources	3.1%	2.9%	2.7%
Purchased power
Renewable	8.7%	7.6%	8.4%
Other	37.1%	29.5%	30.0%
Total	100.0%	100.0%	100.0%

Sources used depend on market prices, generating unit availability, weather, and customer demand.

Generation Sources

MGE receives electric generation supply from coal-fired, gas-fired and renewable energy sources. These sources include owned facilities as well as facilities leased from affiliates and accounted for under our nonregulated energy operations. See Item 2. Properties for more information regarding these generation sources, including location, capacity, ownership or lease arrangement, and fuel source. See Nonregulated Operations below for more information regarding generating capacity leased to MGE by nonregulated subsidiaries.

Purchased power

MGE enters into short and long-term purchase power commitments with third parties to meet a portion of its anticipated electric energy supply needs. The following table identifies purchase power commitments at December 31, 2014, with unaffiliated parties for the next five years.

(Megawatts)	2015	2016	2017	2018	2019
Purchase Power Commitments	162.4	162.4	152.5	152.5	98.5

Gas Utility Operations

MGE transports and distributes natural gas in a service area covering 1,678 square miles in seven south-central Wisconsin counties. The service area includes the city of Madison, Wisconsin and surrounding areas.

At December 31, 2014, MGE supplied natural gas service to approximately 149,000 customers in the cities of Elroy, Fitchburg, Lodi, Madison, Middleton, Monona, Prairie du Chien, Verona, and Viroqua; 24 villages; and all or parts of 47 townships. Of the total number of customers, approximately 89% were residential and 11% were commercial or industrial. Gas revenues for 2014, 2013, and 2012 were comprised of the following:

	Year Ended December 31,
	2014	2013	2012
Residential	53.0%	54.3%	56.1%
Commercial	34.3%	33.4%	32.9%
Industrial	11.0%	10.3%	8.9%
Transportation service and other	1.7%	2.0%	2.1%
Total	100.0%	100.0%	100.0%

Gas operations accounted for approximately 36.0%, 31.0%, and 26.3% of MGE's total 2014, 2013, and 2012 regulated revenues, respectively.

MGE can curtail gas deliveries to its interruptible customers. Approximately 17% of retail gas deliveries in 2014 and 20% in 2013 were to interruptible customers.

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

By contract, a total of 5,940,536 Dth of gas can be injected into ANR's storage fields in Michigan from April 1 through October 31. These gas supplies are then available for withdrawal during the subsequent heating season, November 1 through March 31. Using storage allows MGE to buy gas supplies during the summer season, when prices are normally lower, and withdraw these supplies during the winter season, when prices are typically higher. Storage also gives MGE more flexibility in meeting daily load fluctuations.

MGE's contracts for firm transportation service of gas include winter maximum daily quantities of:

•

162,150 Dth (including 106,078 Dth of storage withdrawals) on ANR.

•

65,108 Dth on NNG.

Nonregulated Energy Operations

MGE Energy, through its subsidiaries, has developed generation sources that assist MGE in meeting the electricity needs of its customers. These sources consist of the Elm Road Units and the WCCF, which are leased by MGE Power Elm Road and MGE Power West Campus, respectively, to MGE. See Item 2. Properties for a description of these facilities, their joint owners, and the related lease arrangements.

Transmission Investments

American Transmission Company owns and operates electric transmission facilities primarily in Wisconsin. MGE received an interest in ATC when it, like other Wisconsin electric utilities, contributed its electric transmission facilities to ATC as required by Wisconsin law. That interest is presently held by MGE Transco, which is jointly owned by MGE Energy and MGE. At December 31, 2014, MGE Transco held a 3.6% ownership interest in ATC.

In 2011, ATC and Duke Energy announced the creation of a joint venture, Duke-American Transmission Company, that seeks to build, own, and operate new electric transmission infrastructure in North America to address increasing demand for affordable, reliable transmission capacity.

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

Energy Efficiency and Renewables

The Wisconsin Energy Efficiency and Renewables Act requires that, by 2015, 10% of the state's electricity be generated from renewable resources. As of December 31, 2014, MGE is in compliance with the 2015 requirement. The costs to comply with the Act and its accompanying regulations are being recovered in rates.

Water Quality

EPA Cooling Water Intake Rules (Section 316(b))

Section 316(b) of the CWA requires that the cooling water intake structures at electric power plants meet best available technology standards so that mortality from entrainment (drawing aquatic life into a plant's cooling system) and impingement (trapping aquatic life on screens) are reduced. The EPA finalized its 316(b) rule for existing facilities in 2014; however, the rule is the subject of a pending legal challenge. Section 316(b) requirements are implemented in Wisconsin through modifications to plants' WPDES permits, which govern plant water discharges. WDNR is developing rules to implement the EPA 316(b) rule.

Existing facilities under the 316(b) rule (for MGE that includes our Blount, WCCF, and Columbia plants) will need to meet impingement and entrainment reduction standards or take one of seven actions to meet the reduction requirements. Compliance with 316(b) requirements will coincide with permit renewals.

MGE has studied its options and expects that it will meet requirements at its affected facilities with minimal cost. Our WCCF facility already employs a "closed cycle" cooling (CCC) system as defined under the rule. The Columbia plant may need to address multiple intake structures. Our Blount plant has conducted studies regarding options for compliance with the rule. The exact requirements, however, will not be known until those facilities' WPDES permits are modified to account for this rule. Nonetheless, MGE expects that the 316(b) rule will not have material effects on its existing plants.

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

EPA's Cross-State Air Pollution Rule

The EPA's Cross-State Air Pollution Rule (CSAPR) is an interstate air pollution transport rule designed to reduce ozone and fine particulate (PM2.5) air levels in areas that the EPA has determined are being affected by pollution from neighboring and upwind states. The EPA has identified 27 eastern states that are contributing to pollution in other states. CSAPR aims to achieve ozone and PM2.5 reductions by reducing NOx and/or SO2 air emissions, which contribute to ozone and PM2.5, from qualifying electric power plants in the 27 "contributing" states. The rule has been designed so that qualifying power plants will be allocated NOx and SO2 allowances in two phases, with the second phase including further emissions reductions. These plants will need to reduce their emissions and/or purchase allocations from the marketplace to meet their obligations.

CSAPR, as well as its precursor rules, the Clean Air Interstate Rule (CAIR) and the NOx SIP Call, have been subject to litigation. EPA rule adjustments and several court rulings, including recent court and EPA actions, continue to impart a level of uncertainty heading into 2015. See below for additional information on recent developments and uncertainties associated with this rule.

In July 2011, the EPA finalized CSAPR as a court-ordered replacement rule for its CAIR that had been remanded in 2008. The D.C. Circuit Court of Appeals stayed CSAPR in December 2011, then vacated CSAPR and conditionally reinstated CAIR in August 2012. The U.S. Supreme Court issued a decision in April 2014, reversing the D.C. Circuit Court's vacature of CSAPR and remanded the matter back to the D.C. Circuit for further proceedings. In October 2014, the D.C. Circuit lifted its stay of CSAPR and set a briefing schedule for remaining litigation issues that were not resolved by the Supreme Court's decision. The briefing schedule with oral arguments is planned for 2015. Additionally, the State of Wisconsin has filed pleadings with the D.C. Circuit Court reiterating its contention that Wisconsin be removed from CSAPR.

The EPA has interpreted the October 2014 lifting of the stay by the D.C. Circuit as granting the EPA the ability to reset deadlines that have since passed (CSAPR was originally designed to begin in 2012). The EPA instituted an interim final rule effective January 1, 2015, that tolls the CSAPR's deadlines by three years. The tolling of three years under the interim final rule introduces Phase I of CSAPR in 2015, and Phase II of CSAPR in 2017. The EPA is accepting comments on other aspects of the rule through February 2015.

The ongoing litigation in the D.C. Circuit, including the EPA's interpretation of tolling rule deadlines and the State of Wisconsin's arguments to be removed from the rule, leaves unresolved issues that may affect whether, when, and how MGE's facilities will need to comply with this rule. We have worked to achieve compliance with Phase I requirements, should those requirements be confirmed as being effective as of January 1, 2015, while monitoring the court proceedings, which will extend into 2015, as well as any additional actions taken by the EPA in response to its request for comments on the reinstated rule. Further, MGE expects to be able to meet CSAPR requirements by applying reductions achieved from recent pollution control installations at Columbia and early reduction efforts at Blount. We will continue to monitor and evaluate the D.C. Circuit Court remand proceedings and the implementation of the interim rule by the EPA.

Clean Air Visibility Rule (CAVR)

Air modeling indicates that SO2 and NOx emissions from Columbia may impair visibility at certain Class I Scenic Areas. Columbia may, therefore, be subject to the best available retrofit technology (BART) regulations, a subsection of the EPA's Clean Air Visibility Rule (CAVR), which may require pollution control retrofits. The EPA has issued rules directing that compliance with emissions limitations in the CSAPR could also serve as compliance with the BART for SO2 and NOx emissions at electric plants such as Columbia. However, these rules are subject to a legal challenge pending before the D.C. Circuit. In addition, an environmental group had sought, then dismissed without prejudice to refile, a federal appellate court review of Wisconsin's implementation plan for the BART portion of CAVR. These BART rules remain uncertain while subject to the pending legal challenges and while regulatory uncertainty surrounds the CSAPR. Thus, at this time, the BART regulatory obligations, compliance strategies, and costs remain uncertain.

Global climate change

MGE is a producer of GHG emissions, primarily from the fossil fuel generating facilities it uses to meet customers' energy needs, as well as from its natural gas pipeline system and fleet vehicles. Climate change and the regulatory response to it could significantly affect our operations in a number of ways, including increased operating costs and capital expenditures, restrictions on energy supply options, operational limits on our coal plants, permitting difficulties, and emission limits. MGE management would expect to seek and receive rate recovery of such compliance costs, if and when required. MGE continues to monitor proposed climate change legislation and regulation.

MGE has taken steps to address GHG emissions through voluntary actions. In 2005, MGE announced its Energy 2015 Plan, which commits to ensuring a balanced, economic energy supply with reduced environmental emissions. The Plan emphasizes increased renewable energy, energy efficiency, and new cleaner generation – three strategies that reduce GHG emissions. Under MGE's Energy 2015 Plan and other actions, our CO2 emissions are currently projected to decline from 2005 to 2015 even though total system energy is estimated to increase.

Climate Change Legislation

Federal Legislative Actions on Climate Change

Several bills and/or actions related to GHG regulation, including those to limit, prevent or delay the EPA's regulation of GHGs under the current Clean Air Act, have been proposed in both the House and the Senate. It is not anticipated that Congress will enact broad GHG reduction legislation in 2015.

State and Regional Legislative Actions on Climate Change

It is not expected that the Wisconsin Legislature will enact broad GHG regulation in 2015. MGE continues to monitor legislative developments.

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

EPA's Greenhouse Gas Reduction Guidelines under the Clean Air Act 111d Rule

In June 2014, the EPA developed a proposed rule called the Clean Power Plan that set guidelines for states to use in developing plans to control GHG emissions from existing fossil fuel fired electric generating units (EGUs). The EPA's proposal seeks to reduce GHG emissions from EGUs by a national average of 30% by 2030 as measured from a 2012 baseline. Each state is given its own emission reduction targets to meet this goal. These targets are expressed as a "rate-based" emission average to be achieved by the combined fleet of EGUs within the state. States would be expected to make "meaningful progress" towards these reductions by 2020 and to meet their respective targets by 2030.

The EPA's proposal establishes guidelines for states and encourages the use of four "building blocks" for achieving these reductions. These "building blocks" are: (1) increasing the efficiency of EGUs; (2) re-dispatching of gas-fired generation in lieu of coal; (3) expanding the use of low and no carbon power sources, such as wind, nuclear and solar; and (4) improving demand side energy efficiency to reduce electric use.

MGE has been studying the EPA's proposed rule to determine what compliance in Wisconsin would look like. MGE has also participated in discussions on the proposed rule with the WDNR, PSCW, Wisconsin utilities, and industry experts. The rule is expected to be finalized mid-summer 2015. States will then have up to two years to prepare compliance plans. While there is currently no certainty regarding the terms of the final rule, it is reasonable to assume that this rule will have a material impact on MGE. The parameters of the final rule, however, will determine the extent to which this rule will affect MGE.

Solid Waste

EPA's Coal Combustion Residuals Rule

In December 2014, the EPA finalized its Disposal of Coal Combustion Residuals from Electric Utilities rule. The rule will go into effect six months after it is published in the Federal Register. The rule provides that coal ash will be regulated as a special waste rather than a hazardous waste and more strictly defines what ash use activities would be exempt from solid waste disposal and considered beneficial use of coal ash. The rule also regulates landfills, ash ponds, and other surface impoundments for coal combustion residuals (CCRS or coal ash) by regulating their design, location, monitoring, and operation.

The final rule is intended to reduce the risk of structural failure of impoundments (ash ponds) and protect groundwater from both impoundment and landfill operations by setting new standards. The rule requires closure of active coal ash ponds and landfills that do not upgrade to meet these standards. Facilities with landfills and/or surface impoundments will be subject to various timeframes for meeting new regulatory requirements depending on the type of landfill or surface impoundment onsite, whether the site has failed any required integrity testing, and whether the facility intends to upgrade to meet regulatory requirements or begin closure proceedings. Timeframes to meet various compliance parameters can vary from 18 months to over 5 years.

The Columbia and Elm Road Units co-owners and plant operators are evaluating the final rule to determine what changes may be necessary at those facilities and the associated timeframes. We anticipate that some design and operational changes may need to be made at these facilities; however, evaluation of this rule is not completed so we are unable to estimate with any certainty the costs to MGE operations at this time. Management believes any compliance costs will be recovered in future rates.

Columbia

Columbia is a coal-fired generating station operated by WPL in which WPL, WPSC, and MGE have ownership interests. In December 2009, the EPA sent a Notice of Violation (NOV) to MGE as one of the co-owners of Columbia. The NOV alleged that WPL and the Columbia co-owners failed to comply with appropriate pre-construction review and permitting requirements and, as a result, violated the Prevention of Significant Deterioration program requirements, Title V Operating Permit requirements of the CAA, and the Wisconsin SIP. In April 2013, the EPA filed a lawsuit against the co-owners of Columbia asserting similar allegations. In September 2010 and April 2013, the Sierra Club filed civil lawsuits against WPL alleging violations of the CAA at Columbia and other Wisconsin facilities operated by WPL. In June 2013, the court approved and entered a consent decree entered by the EPA, Sierra Club, and the co-owners of Columbia to resolve these claims, while admitting no liability. One of the requirements of the consent decree requires installation of a SCR system at Columbia Unit 2 by December 31, 2018. Installation of the SCR has been approved by the PSCW. MGE's share of the projected cost for the SCR system is approximately $30-$40 million. See Footnote 18.d. of the Notes to Consolidated Financial Statements for additional information regarding this matter.

Employees

As of December 31, 2014, MGE had 699 employees. MGE employs 218 employees who are covered by a collective bargaining agreement with Local Union 2304 of the International Brotherhood of Electrical Workers and 92 employees who are covered by a collective bargaining agreement with Local Union No. 39 of the Office and Professional Employees International Union. Both of these collective bargaining agreements expire on April 30, 2015. There are also 5 employees covered by a collective bargaining agreement with Local Union No. 2006, Unit 6 of the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial, and Service Workers International Union. This collective bargaining agreement expires on October 31, 2015.

Financial Information About Segments

See Footnote 22 of the Notes to the Consolidated Financial Statements for financial information relating to MGE Energy's and MGE's business segments.

Executive Officers of the Registrants

Executive	Title	Effective Date	Service Years as an Officer
Gary J. Wolter(a) Age: 60	Chairman of the Board, President and Chief Executive Officer	02/01/2002	25
Lynn K. Hobbie(b) Age: 56	Senior Vice President	02/01/2000	20
Scott A. Neitzel(b, c) Age: 54	Senior Vice President Vice President – Energy Supply	01/01/2012 09/01/2006	17
Kristine A. Euclide(b) Age: 62	Vice President and General Counsel	11/15/2001	13
Craig A. Fenrick(b) Age: 55	Vice President – Electric Transmission and Distribution Assistant VP – Electric Transmission and Distribution	01/01/2012 09/01/2006	8
Jeffrey C. Newman(a) Age: 52	Vice President, Chief Financial Officer, Secretary and Treasurer	01/01/2009	17
Peter J. Waldron(b) Age: 57	Vice President and Chief Information Officer Vice President and Operations Officer	01/01/2012 09/01/2006	18

Note: Ages, years of service, and positions as of December 31, 2014.

(a)

Executive officer of MGE Energy and MGE.

(b)

Executive officer of MGE.

(c)

Resigned as of February 13, 2015.

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

Our business is subject to regulation at the State and Federal levels. We are subject to regulation as a holding company by the PSCW. MGE is regulated by the PSCW as to its rates, terms and conditions of service; various business practices and transactions; financing; and transactions between it and its affiliates, including MGE Energy. MGE is also subject to regulation by the FERC, which regulates certain aspects of its business. The regulations adopted by the State and Federal agencies affect the manner in which we do business, our ability to undertake specified actions since pre-approval or authorization may be required, the costs of operations, and the level of rates charged to recover such costs. Our ability to attract capital is also dependent, in part, upon our ability to obtain a fair return from the PSCW.

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

MGE has price risk exposure with respect to the price of natural gas, electricity, coal, emission credits, and oil. MGE burns natural gas in several of its peak electric generation facilities, and in many cases, the cost of purchased power is tied to the cost of natural gas. Under the electric fuel rules, MGE would defer electric fuel-related costs that fall outside a symmetrical cost tolerance band that is currently plus or minus 2% around the amount approved in its most recent rate order. Any over/under recovery of the actual costs is determined on an annual basis and will be adjusted in future billings to its electric retail customers. Under the electric fuel rules, MGE is required to defer the benefit of lower costs, if its actual fuel costs fall outside the lower end of the range, and would defer costs, less any excess revenues, if its actual fuel costs exceeded the upper end of the range. Excess revenues are defined as revenues in the year in question that provide MGE with a greater return on common equity than authorized by the PSCW in MGE's latest rate order. MGE assumes the risks and benefits of variances that are within the cost tolerance band.

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

Numerous environmental laws and regulations govern many aspects of our present and future operations, including air emissions, water quality, wastewater discharges, solid waste, threatened and endangered species, and hazardous waste. These evolving regulations can introduce uncertainty with respect to capital expenditures and operational planning, and can introduce costly delays if previous decisions need to be revisited as a result of judicial mandate or regulatory change. These regulations generally require us to obtain and comply with a wide variety of environmental permits and approvals, and can result in increased capital, operating, and other costs and operating restrictions, particularly with regard to enforcement efforts focused on obligations under existing regulations with respect to power plant emissions and compliance costs associated with regulatory requirements. These effects can be seen not only with respect to new construction but could also require the installation of additional control equipment or other compliance measures such as altered operating conditions at existing facilities.

In addition, we may be a responsible party for environmental clean-up at current or future sites identified as containing hazardous materials or to which waste was sent that is subsequently determined to be hazardous. It is difficult to predict the costs potentially associated with a site clean-up due to the potential joint and several liability for all potentially responsible parties, the nature of the clean-up required, and the availability of recovery from other potentially responsible parties.

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

We rely on the performance of our information technology systems, the failure of which could have an adverse effect on our business and performance.

We operate in a highly engineered industry that requires the continued operation of sophisticated information technology systems and network infrastructure to manage our finances, to operate our control facilities, to provide electric and gas service to our customers, and to enable compliance with applicable regulatory requirements. Our computer-based systems are vulnerable to interruption or failure due to the age of certain systems, the introduction of viruses, malware, security breaches, fire, power loss, system malfunction, network outages and other events, which may be beyond our control. System interruptions or failures, whether isolated or more widespread, could impact our ability to provide service to our customers, which could have a material adverse effect on our operations and financial performance.

Our operations and confidential information are subject to the risk of cyber-attacks.

Our operations rely on sophisticated information technology systems and networks. Cyber-attacks targeting our electronic control systems used at our generating facilities and for electric and gas distribution systems, could result in a full or partial disruption of our operations. Any disruption of these operations could result in a loss of service to customers and loss of revenue, as well as significant expense to repair system damage and remedy security breaches.

Our business requires the collection and retention of personally identifiable information of our customers, shareholders, and employees, who expect that we will adequately protect such information. A significant theft, loss, or fraudulent use of personally identifiable information may cause our business reputation to be adversely impacted and could lead to potentially large costs to notify and protect the impacted persons. The occurrence of such an event may cause us to become subject to legal claims, fines, or penalties, any of which could adversely impact our results of operations.

The safeguards we have may not always be effective due to the evolving nature of cyber-attacks. We cannot guarantee that such protections will be completely successful in the event of a cyber-attack. If the technology systems were to fail or be breached by a cyber-attack, and not be recovered in a timely fashion, we may be unable to fulfill critical business functions and confidential data could be compromised, adversely impacting our financial condition and results of operations.

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

We are exposed to interest rate risk.

We are exposed to interest rate risk on our variable rate financing. MGE Energy and MGE had $7.0 million of variable-rate debt outstanding at December 31, 2014. Borrowing levels under commercial paper arrangements vary from period to period depending upon capital investments and other factors. Such interest rate risk means that we are exposed to increased financing costs and associated cash payments as a result of changes in the short-term interest rates.

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

Item 1B. Unresolved Staff Comments.

MGE Energy and MGE

None.

Item 2. Properties.

Electric Generation

Net summer rated capacity in service at December 31, 2014, was as follows:

Plants	Location	Commercial Operation Date	Fuel	Net Summer Rated Capacity (MW)(1)	No. of Units
Steam plants:
Columbia	Portage, WI	1975 & 1978	Low-sulfur coal	239(2,3)	2
Blount	Madison, WI	1957 & 1961	Gas	102(7)	2
WCCF	Madison, WI	2005	Gas/oil	126(4)	2
Elm Road Units	Oak Creek, WI	2010 & 2011	Coal	106(2,5)	2
Combustion turbines	Madison, WI	1964-2000	Gas/oil	156(6)	6
	Marinette, WI
Portable generators	Madison, WI	1998-2001	Diesel	50(7)	54
Wind turbines	Townships of Lincoln
	and Red River, WI	1999	Wind	1(7,8)	17
	Township of
	Brookfield, IA	2008	Wind	3(7,9)	18
Total				783

(1)

Net summer rated capacity is determined by annual testing and may vary from year to year due to, among other things, the operating and physical conditions of the units.

(2)

Baseload generation.

(3)

MGE's share. See "Columbia" below.

(4)

Facility is jointly owned. Based on the terms of the joint plant agreement between MGE and the UW, the UW has the ability to reduce net capability of these units by approximately 17 MW in the summer. The net summer rated capacity shown reflects this decrease. See "WCCF" below.

(5)

MGE's share. See "Elm Road" below.

(6)

Three facilities are owned by MGE and three facilities are leased.

(7)

These facilities are owned by MGE.

(8)

Nameplate capacity rating is 11 MW.

(9)

Nameplate capacity rating is 30 MW.

Columbia

MGE and two other utilities jointly own Columbia, a coal-fired generating facility consisting of two 512 MW units, which accounts for 31% of MGE's net summer rated capacity. Power from this facility is shared in proportion to each owner's ownership interest. MGE has a 22% ownership interest in Columbia. The other owners are WPL (a subsidiary of Alliant), which operates Columbia, and WPSC. The Columbia units burn low-sulfur coal obtained from the Powder River Basin coal fields located in Wyoming. The coal inventory supply for the Columbia units increased from approximately 28 days on December 31, 2013, to approximately 48 days on December 31, 2014.

Elm Road Units

MGE Power Elm Road and two other owners own undivided interests in the Elm Road Units, consisting of two 615 MW units, which account for 14% of MGE's net summer rated capacity. Power from these units is shared in proportion to each owner's ownership interest. MGE Power Elm Road owns an 8.33% ownership interest in the Elm Road Units, and its interest in the Elm Road Units is leased to MGE. The other owners are Wisconsin Energy Corporation, which operates the Units, and WPPI Energy, Inc. The Elm Road Units burn bituminous coal obtained from northern West Virginia and southwestern Pennsylvania, and Powder River Basin coal from Wyoming. MGE's share of the coal inventory supply for the Elm Road Units increased from approximately 40 days on December 31, 2013, to approximately 53 days on December 31, 2014.

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

WCCF

MGE Power West Campus and the UW jointly own undivided interests in a natural gas-fired cogeneration facility on the UW campus. The facility has the capacity to produce 20,000 tons of chilled water, 500,000 pounds per hour of steam, and approximately 150 MW of electricity. The UW owns 45% of the facility, which represents its interest in the chilled-water and steam assets. These assets are used to meet a part of the UW's need for air-conditioning and steam-heat capacity. MGE Power West Campus owns 55% of the facility, which represents its interest in the electric generating assets. These assets are used to provide electricity to MGE's customers. The UW's share of the plant and portion of the earnings from the WCCF are not reflected in the consolidated financial statements of MGE Energy or MGE. MGE Power West Campus' share of the cost of this project is reflected in property, plant, and equipment on MGE Energy's and MGE's consolidated balance sheets.

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

Electric and Gas Distribution Facilities

At December 31, 2014, MGE owned 885 miles of overhead electric distribution line and 1,187 miles of underground electric distribution cable, all of which are located in Wisconsin. These electric distribution facilities are connected by approximately 54 substations, installed with a capacity of 1,274,300 kVA. MGE's gas facilities include 2,603 miles of distribution mains, which are all owned by MGE.

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

Encumbrances

The principal plants and properties of MGE are subject to the lien of its Indenture of Mortgage and Deed of Trust dated as of January 1, 1946, as amended and supplemented, under which MGE's first mortgage bonds are issued. As of December 31, 2014, there were $1.2 million of first mortgage bonds outstanding. See Footnote 9 of the Notes to Consolidated Financial Statements for additional information regarding MGE's first mortgage bonds.

MGE Power Elm Road has collaterally assigned its right to lease payments from MGE for the Elm Road Units in order to secure the repayment of $68.0 million of senior secured notes issued by MGE Power Elm Road. See Footnote 9 of the Notes to Consolidated Financial Statements for additional information regarding these senior notes.

MGE Power West Campus has collaterally assigned its right to lease payments from MGE for the WCCF in order to secure the repayment of $48.2 million of senior secured notes issued by MGE Power West Campus. See Footnote 9 of the Notes to Consolidated Financial Statements for additional information regarding these senior notes.

Item 3. Legal Proceedings.

MGE Energy and MGE

MGE Energy and its subsidiaries, including MGE, from time to time are involved in various legal proceedings that are handled and defended in the ordinary course of business.

See "Environmental" under Item 1. Business, and Footnote 18.d. of the Notes to Consolidated Financial Statements for a description of several environmental proceedings involving MGE. See Footnote 18.e. of the Notes to Consolidated Financial Statements for a description of other legal matters.

Item 4. Mine Safety Disclosures.

MGE Energy and MGE

Not applicable.

PART II.

Item 5. Market for Registrants' Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market for Common Equity

MGE Energy

MGE Energy common stock is traded on Nasdaq under the symbol MGEE. On February 1, 2015, there were approximately 37,637 shareholders of record. The following table shows high and low sale prices for the common stock on Nasdaq for each quarter over the past two years.

	Common stock price range
	2014		2013
	High	Low	High	Low
Fourth quarter	$48.00	$37.25	$38.94	$34.98
Third quarter	$40.85	$37.25	$40.46	$33.39
Second quarter	$39.68	$36.30	$38.63	$34.75
First quarter	$40.71	$35.66	$37.25	$33.93

MGE

As of February 1, 2015, there were 17,347,894 outstanding shares of common stock, all of which were held by MGE Energy. There is no market for shares of common stock of MGE.

Dividends

MGE Energy

The following table sets forth MGE Energy's quarterly cash dividends per share declared during 2014 and 2013:

(Per share)	2014	2013
Fourth quarter	$0.283	$0.272
Third quarter	$0.283	$0.272
Second quarter	$0.272	$0.263
First quarter	$0.272	$0.263

MGE

The following table sets forth MGE's quarterly cash dividends declared during 2014 and 2013:

(In thousands)	2014	2013
Fourth quarter	$-	$25,000
Third quarter	$9,750	$-
Second quarter	$9,750	$-
First quarter	$7,000	$-

See discussion below as well as "Liquidity and Capital Resources - Financing Activities" under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, for a description of restrictions applicable to dividend payments by MGE.

Dividend Restrictions

Dividend payments by MGE to MGE Energy are subject to restrictions arising under a PSCW rate order and, to a lesser degree, MGE's first mortgage bonds. The PSCW order restricts any dividends that MGE may pay MGE Energy if its common equity ratio, calculated in the manner used in the rate proceeding, is less than 55%. MGE's thirteen month rolling average common equity ratio at December 31, 2014, is 56.9%, as determined under the calculation used in the rate proceeding. MGE paid cash dividends of $26.5 million to MGE Energy in 2014. The rate proceeding calculation includes as indebtedness imputed amounts for MGE's outstanding purchase power capacity payments and other PSCW adjustments, but does not include the indebtedness associated with MGE Power Elm Road and MGE Power West Campus, which are consolidated into MGE's financial statements but are not direct obligations of MGE.

MGE has covenanted with the holders of its first mortgage bonds not to declare or pay any dividend or make any other distribution on or purchase any shares of its common stock unless, after giving effect thereto, the aggregate amount of all such dividends and distributions and all amounts applied to such purchases, after December 31, 1945, shall not exceed the earned surplus (retained earnings) accumulated subsequent to December 31, 1945. As of December 31, 2014, approximately $334.8 million was available for the payment of dividends under this covenant.

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

Issuer Purchases of Equity Securities

MGE Energy

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs*
October 1-31, 2014	42,174	$39.59	-	-
November 1-30, 2014	27,975	44.56	-	-
December 1-31, 2014	75,703	45.34	-	-
Total	145,852	$43.53	-	-

*Under the MGE Energy, Inc. Direct Stock Purchase and Dividend Reinvestment Plan (Stock Plan), common stock shares deliverable to plan participants may be either newly issued shares or shares purchased on the open market, as determined from time to time by MGE Energy. MGE Energy uses open market purchases to provide shares to meet obligations to participants in the Stock Plan. The shares are purchased on the open market through a securities broker-dealer and then are reissued under the Stock Plan as needed to meet share delivery requirements. The volume and timing of share repurchases in the open market depends upon the level of dividend reinvestment and optional share purchases being made from time to time by plan participants. As a result, there is no specified maximum number of shares to be repurchased and no specified termination date for the repurchases. All shares issued through the Stock Plan, whether newly issued or reissued following open market purchases, are issued and sold by MGE Energy pursuant to a registration statement that was filed with the SEC and is currently effective.

MGE

None.

Stock Performance Graph

The performance graph below illustrates a five-year comparison of cumulative total returns based on an initial investment of $1,000 in MGE Energy common stock, as compared with the Russell 2000 and the EEI Index for the period 2010 through 2014. The EEI Index reflects the consolidated performance of Edison Electric Institute investor-owned electric utilities.

Cumulative Five- Year Total Return Comparison
(assumes $1,000 invested on 12/31/2009 with dividends reinvested)
$2,500
$2,000
$1,500
$1,000
$500
$0
Dollars
$2,261
$1,000 invested
12/09
12/10
12/11
12/12
12/13
12/14
MGE ENERGY, INC. 17.72%
RUSSELL 2000 15.55%
EEI INVESTOR- OWNED ELECTRICS 13.82%

Value of Investment at December 31,

	2009	2010	2011	2012	2013	2014
MGEE	$1,000	$1,246	$1,413	$1,590	$1,855	$2,261
Russell 2000	1,000	1,269	1,216	1,414	1,963	2,059
EEI Index	1,000	1,070	1,284	1,311	1,482	1,910

Item 6. Selected Financial Data.

MGE Energy

(In thousands, except per share amounts)

	For the years ended December 31,
	2014	2013	2012	2011	2010

Summary of Operations
Operating revenues:
Regulated electric	$394,849	$403,957	$392,365	$375,858	$360,729
Regulated gas	221,720	181,462	139,727	165,271	165,915
Nonregulated	3,283	5,468	9,231	5,253	5,947
Total operating revenues	619,852	590,887	541,323	546,382	532,591
Operating expenses	462,102	444,293	410,200	421,170	418,931
Other general taxes	19,652	18,607	18,360	17,344	17,058
Operating income	138,098	127,987	112,763	107,868	96,602
Other income, net	10,079	10,701	10,069	9,214	11,093
Interest expense, net	(19,673)	(18,924)	(19,467)	(20,162)	(16,157)
Income before taxes	128,504	119,764	103,365	96,920	91,538
Income tax provision	(48,185)	(44,859)	(38,919)	(35,992)	(33,820)
Net income	$80,319	$74,905	$64,446	$60,928	$57,718
Average shares outstanding	34,668	34,668	34,668	34,668	34,668
Basic and diluted earnings per share	$2.32	$2.16	$1.86	$1.76	$1.66
Dividends declared per share	$1.11	$1.07	$1.04	$1.01	$0.99

Assets
Electric	$948,241	$899,257	$888,444	$794,738	$721,721
Gas	308,499	265,694	285,468	285,702	257,505
Assets not allocated	41,346	19,853	18,559	32,882	22,079
Nonregulated energy operations	281,410	288,116	323,216	299,421	300,862
Transmission investments	67,697	64,504	61,064	57,006	54,241
All others	441,109	431,436	413,291	401,862	376,219
Eliminations	(390,636)	(389,800)	(403,118)	(412,729)	(414,734)
Total assets	$1,697,666	$1,579,060	$1,586,924	$1,458,882	$1,317,893

Capitalization including Short-Term Debt
Common shareholders' equity	$659,401	$617,510	$579,429	$550,952	$525,080
Long-term debt*	399,438	403,516	361,504	363,570	336,018
Short-term debt	7,000	-	-	-	22,500
Total capitalization and short-term debt	$1,065,839	$1,021,026	$940,933	$914,522	$883,598

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

Our principal subsidiary is MGE, which generates and distributes electric energy, distributes natural gas, and represents a majority portion of our assets, liabilities, revenues, and expenses. MGE generates and distributes electricity to approximately 143,000 customers in Dane County, Wisconsin, including the city of Madison, and purchases and distributes natural gas to approximately 149,000 customers in the Wisconsin counties of Columbia, Crawford, Dane, Iowa, Juneau, Monroe, and Vernon.

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

•

Weather, and its impact on customer sales,

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

For the year ended December 31, 2014, MGE Energy's earnings were $80.3 million or $2.32 per share compared to $74.9 million or $2.16 per share for the same period in the prior year. MGE's earnings for the year ended December 31, 2014, were $55.6 million compared to $49.0 million for the same period in the prior year.

MGE Energy's net income was derived from our business segments as follows:

(In millions)	Year Ended December 31,
Business Segment:	2014	2013	2012
Electric Utility	$41.4	$36.7	$36.7
Gas Utility	15.8	13.4	5.1
Nonregulated Energy	19.3	20.7	18.1
Transmission Investments	5.5	5.6	5.4
All Other	(1.7)	(1.5)	(0.9)
Net Income	$80.3	$74.9	$64.4

Our net income during 2014 compared to 2013 primarily reflects the effects of the following factors:

•

Electric net income increased compared to the prior period primarily related to ongoing efforts to manage electric operating and maintenance expenditures.

•

Gas net income increased due to a 4.8% increase in gas retail sales reflecting higher customer demand due to a colder winter. The average temperatures in January and February 2014 were 11.5 degrees and 12.5 degrees, respectively, compared to 21.8 degrees and 21.3 degrees in the prior year. During 2014, heating degree days (a measure for determining the impact of weather during the heating season) increased by 3.4% compared to the prior year. In addition, gas operating and maintenance expenditures decreased over the prior year.

•

In 2013, the PSCW approved recovery of the force majeure costs incurred during construction of the Elm Road Units. The higher non-regulated revenue in 2013 reflects the one-time adjustment for the carrying costs incurred in the prior periods on the force majeure costs.

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

•

Gas net income increased due to a 25.7% increase in gas sales reflecting higher customer demand due to a colder winter. Heating degree days increased by 27.9% compared to the prior period. In addition, operating and maintenance expenditures decreased over the prior period.

•

Higher non-regulated revenues in 2013 due to the previously mentioned one-time adjustment for force majeure costs associated with the Elm Road Units.

During 2014, the following events occurred:

Columbia Environmental Project: In early 2011, the PSCW authorized the construction of air emission reduction systems and associated equipment on Columbia Units 1 and 2. These systems and equipment for Unit 2 and Unit 1 were placed into service in April 2014 and July 2014, respectively. As of December 31, 2014, $129.0 million of the capitalized project (excluding carrying costs) was transferred from Construction work in progress to Property, plant, and equipment on MGE's balance sheet related to Unit 1 and Unit 2 being placed into service. MGE has incurred $8.1 million of capital expenditures and recognized $3.0 million (after tax) in AFUDC equity related to this project for the year ended December 31, 2014.

During 2015, several items may affect us, including:

2015 Rate Filing: In December 2014, the PSCW authorized MGE to increase 2015 rates for retail electric customers by 3.8% and to decrease rates for gas customers by 2.0%. The increase in retail electric rates cover costs associated with the construction of emission-reduction equipment at Columbia, improvements and reliability of the state's electric transmission system, fuel and purchased power related to coal delivery costs, partially offset by lower cost as a result of market conditions for pension and post-retirement benefit costs.

The PSCW approved a change in the electric and gas rate design as part of the recent rate order. The new rate design better aligns the related fixed costs of providing gas and electric services. For example, the change will lower the gas distribution variable rate (excluding purchased gas) by approximately two-thirds and increase the fixed customer charge. Thus, gas earnings will be less sensitive to weather as a result of the change in rate design. Also, gas earnings will be more evenly spread throughout the year rather than being predominantly recognized in the winter months. A similar, but much smaller rate design shift was also approved for electric rates.

Environmental Initiatives: There are proposed legislation, rules, and initiatives involving matters related to air emissions, water effluent, hazardous materials, and greenhouse gases, all of which affect generation plant capital expenditures and operating costs as well as future operational planning. Such legislation and rulemaking could significantly affect the costs of owning and operating fossil-fueled generating plants, such as Columbia and the Elm Road Units, from which we derive approximately 45% of our electric generating capacity. We would expect to seek and receive recovery of any such costs in rates; however, it is difficult to estimate the amount of such costs due to the uncertainty as to the timing and form of the legislation and rules, and the scope and time of the recovery of costs in rates, which may lag the incurrence of those costs. In addition, the Columbia owners, including MGE, resolved claims surrounding the alleged failure, among other things, to obtain necessary air permits and implement necessary emission controls associated with past activities at Columbia, which will require the installation of additional emission controls at Columbia. See Columbia discussion in Footnote 18.d. in the Notes to Consolidated Financial Statements.

Pension and Other Post-Retirement Benefit Costs: Costs for pension and other post-retirement benefits are affected by actual investment returns on the assets held for those benefits and by the discount rate, which is sensitive to interest rates, used to calculate those benefits. Interest rates have experienced volatility since the end of the year which could affect the value of the pension and post-retirement benefit obligations. The changes in the discount rates are not expected to have an impact on the income statement for 2015. However, these changes may affect benefit costs in future years. MGE expects any changes in the cost for employee benefit plans will be factored into future rate actions.

ATC Return on Equity: Several parties have filed a complaint with FERC seeking to reduce the base return on equity (ROE) of MISO and numerous other MISO transmission owners, including ATC, "due to changes in the capital markets." The complaint alleges that the MISO ROE should not exceed 9.15%, the equity components of hypothetical capital structures should be restricted to 50%, and the relevant incentive ROE adders should be discontinued. FERC denied the portion of the complaint seeking to restrict the use of capital structures that include more than 50% common equity and also denied the portion of the complaint requesting the termination of the incentive ROE adders used by certain transmission owners. MISO's base ROE is 12.38% and ATC's base ROE is 12.2%. FERC ordered formal hearing proceedings to begin, and an initial decision in the complaint is expected by November 30, 2015. ATC provided MGE its 2014 earnings reflecting an adjustment for this matter representing ATC's estimate of its refund liability for the period of November 2013 through December 2014. We derived approximately 6.7% of our net income for the year ended December 31, 2014, from our investment in ATC.

General Economic Conditions: Economic conditions both inside and outside our service area are expected to continue to affect the level of demand for our utility services and may affect the collection of our accounts receivable and the creditworthiness of counterparties with whom we do business. We have in place lines of credit aggregating $150 million for MGE Energy (including MGE) and $100 million for MGE to address our liquidity needs. As of December 31, 2014, there was $7.0 million of commercial paper outstanding.

The following discussion is based on the business segments as discussed in Footnote 22 of the Notes to Consolidated Financial Statements.

Results of Operations

Year Ended December 31, 2014, Versus the Year Ended December 31, 2013

Electric Utility Operations - MGE Energy and MGE

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the periods indicated:

	Revenues			Sales (kWh)
(In thousands, except cooling degree days)	2014	2013	% Change	2014	2013	% Change
Residential	$132,359	$135,597	(2.4)%	807,265	819,012	(1.4)%
Commercial	210,141	214,033	(1.8)%	1,834,473	1,821,966	0.7%
Industrial	19,163	19,872	(3.6)%	246,267	250,229	(1.6)%
Other-retail/municipal	36,281	39,143	(7.3)%	409,737	423,261	(3.2)%
Total retail	397,944	408,645	(2.6)%	3,297,742	3,314,468	(0.5)%
Sales to the market	2,547	1,134	124.6%	68,727	50,606	35.8%
Other revenues	1,489	1,312	13.5%	-	-	- %
Adjustments to revenues	(7,131)	(7,134)	- %	-	-	- %
Total	$394,849	$403,957	(2.3)%	3,366,469	3,365,074	- %

Cooling degree days (normal 665)				620	709	(12.6)%

Electric operating revenues decreased $9.1 million or 2.3% for the year ended December 31, 2014, due to the following:

(In millions)
Fuel credit	$(6.5)
Other	(2.2)
Volume	(1.8)
Sales to the market	1.4
Total	$(9.1)

In July 2013, the PSCW authorized MGE to freeze 2014 rates at 2013 levels for retail electric customers.

•

Fuel Credit. During the year ended December 31, 2014, customers received a fuel credit on their bill related to the 2013 fuel savings of $6.5 million, which decreased electric revenues when compared to the same period in the prior year.

•

Other. During the year ended December 31, 2014, other items affecting electric operating revenues decreased $2.2 million primarily attributable to a decrease in demand charges, lower monthly on-peak sales, and a shift in commercial customer rate classes.

•

Volume. During the year ended December 31, 2014, there was a 0.5% decrease in total retail sales volumes compared to the same period in the prior year driven by cooler than normal weather.

•

Sales to the market. Sales to the market represent wholesale sales made to third parties who are not ultimate users of the electricity. These sales may include spot market transactions on the markets operated by MISO and PJM. These sales may also include bilateral sales to other utilities or power marketers. Generating units are dispatched by MISO based on cost considerations as well as reliability of the system. Sales to the market typically occur when MGE has more generation and purchases online than are needed for its own system demand. The excess electricity is then sold to others in the market. For the year ended December 31, 2014, market volumes increased compared to the same period in the prior year, reflecting increased opportunities for sales. In addition, market settlement resulted in higher revenue per kWh for the year ended December 31, 2014, reflecting higher market prices.

Electric fuel and purchased power

Electric fuel and purchased power costs reflect a decrease in internal generation volumes partially offset by an increase in the volume of purchased power when compared to the prior period. Adjustments related to the regulatory recovery for fuel costs, known as fuel rules, moderated the effects of that increased volume. These items are explained below.

Fuel for electric generation

The expense for fuel for internal electric generation decreased $3.2 million during the year ended December 31, 2014, compared to the same period in the prior year, due to the following:

(In millions)
Decrease in volume	$(6.8)
Increase in per-unit cost	3.6
Total	$(3.2)

This decrease in expense reflects a 13.7% decrease in internal generated volume delivered to the system primarily as a result of reduced generation at Columbia to reduce coal use in order to maintain inventory levels, partially offset by a 7.7% increase in per-unit cost of internal electric generation.

Purchased power

Purchased power expense decreased $7.6 million during the year ended December 31, 2014, compared to the same period in the prior year, due to the following:

(In millions)
Increase in volume	$17.3
Decrease in per-unit cost	(5.4)
Fuel Rules Adjustments
Decrease in recorded fuel rule credit	(6.7)
Amortization of 2012 fuel rule credits	(6.3)
Return of 2013 fuel rule credits	(6.5)
Total	$(7.6)

The decrease in expense reflects a 5.9% decrease in the per-unit cost of purchased power and a 23.4% increase in the volume of power purchased from third parties primarily as a result of the reduced generation at Columbia.

Under fuel rules, MGE is required to defer electric fuel-related costs that fall outside a 2% cost tolerance band around the amount used in the most recent rate proceeding. Any fuel rules adjustments are reflected in purchased power expense. Cost savings that may be returned to customers are recorded as an increase to purchased power expense, and higher costs that MGE is entitled to recover, after adjustment for excess revenues, are recorded as a reduction to purchased power expense. Any over/under recovery of the deferred costs is determined on an annual basis and adjusted in future billings to customers. During the year ended December 31, 2014, as part of its rate freeze, MGE was allowed to amortize $6.3 million of the 2012 fuel rule credit against purchased power costs. In addition, MGE returned $6.5 million on customer bills in October 2014 related to the 2013 fuel rules credit.

Electric operating and maintenance expenses

Electric operating and maintenance expenses decreased $8.1 million during the year ended December 31, 2014, compared to the same period in 2013. The following changes contributed to the net change:

(In millions)
Decreased administrative and general costs	$(5.9)
Decreased customer service costs	(0.8)
Decreased distribution costs	(0.7)
Decreased production costs	(0.4)
Decreased customer accounts costs	(0.2)
Decreased transmission costs	(0.1)
Total	$(8.1)

For the year ended December 31, 2014, decreased administrative and general costs are primarily due to decreased pension and other postretirement benefits costs predominantly driven by a change in the discount rate.

Electric depreciation expense

Electric depreciation expense increased $1.2 million for the year ended December 31, 2014, compared to the same period in the prior year. This increase was a result of Columbia assets going in to service in April and July 2014.

Gas Utility Operations - MGE Energy and MGE

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class during each of the periods indicated:

(In thousands, except HDD and average rate per therm of retail customer)	Revenues			Therms Delivered
	2014	2013	% Change	2014	2013	% Change
Residential	$117,523	$98,578	19.2%	110,422	102,599	7.6%
Commercial/Industrial	100,338	79,344	26.5%	138,151	134,619	2.6%
Total retail	217,861	177,922	22.4%	248,573	237,218	4.8%
Gas transportation	3,373	3,025	11.5%	46,905	37,778	24.2%
Other revenues	486	515	(5.6)%	-	-	- %
Total	$221,720	$181,462	22.2%	295,478	274,996	7.4%
Heating degree days (normal 7,047)				7,887	7,628	3.4%
Average rate per therm of retail customer	$0.876	$0.750	16.8%

Gas revenues increased $40.3 million or 22.2% for the year ended December 31, 2014. These changes are related to the following factors:

(In millions)
Rate/PGA changes	$31.4
Volume	8.5
Transportation and other effects	0.4
Total	$40.3

•

Rate/PGA changes. The average retail rate per therm for the year ended December 31, 2014, increased 16.8% compared to the same period in 2013, reflecting higher natural gas commodity costs. MGE recovers the cost of natural gas in its gas segment through the purchased gas adjustment clause (PGA). Under the PGA, MGE is able to pass through to its gas customers the cost of gas. Changes in PGA recoveries affect revenues, but do not impact net income.

•

Volume. For the year ended December 31, 2014, retail gas deliveries increased 4.8% compared to the same period in 2013, as a result of colder weather during the winter months compared to milder weather in the prior year.

Cost of gas sold

For the year ended December 31, 2014, cost of gas sold increased by $36.3 million, compared to the same period in the prior year. The cost per therm of natural gas increased 27.5%, which resulted in $31.0 million of increased expense. In addition, the volume of purchased gas increased 5.0%, which resulted in $5.3 million of increased expense.

Gas operating and maintenance expenses

Gas operating and maintenance expenses decreased $1.6 million for the year ended December 31, 2014, compared to the same period in 2013. The following changes contributed to the net change.

(In millions)
Decreased administrative and general costs	$(2.5)
Decreased customer service costs	(0.4)
Increased distribution costs	0.7
Increased customer accounts costs	0.6
Total	$(1.6)

For the year ended December 31, 2014, decreased administrative and general costs are primarily due to decreased pension and other postretirement benefit costs predominantly driven by a change in the discount rate.

Nonregulated Energy Operations - MGE Energy and MGE

For the years ended December 31, 2014 and 2013, net income at the nonregulated energy operations segment was $19.3 million and $20.7 million, respectively. The nonregulated energy operations are conducted through MGE Energy's subsidiaries: MGE Power Elm Road and MGE Power West Campus, which have been formed to own and lease electric generating capacity to assist MGE.

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

Transmission Investment Operations - MGE Energy and MGE

Transmission investment other income

For the years ended December 31, 2014 and 2013, other income at the transmission investment segment was $9.2 million and $9.4 million, respectively. The transmission investment segment holds our interest in ATC, and its income reflects our equity in the earnings of ATC. See Footnote 4.b. of the Notes to Consolidated Financial Statements and Other Matters below for additional information concerning ATC and summarized financial information regarding ATC.

Consolidated Income Taxes - MGE Energy and MGE

Both MGE Energy's and MGE's effective income tax rate for the years ended December 31, 2014 and 2013, was 37.5%.

Consolidated Other General Taxes

MGE Energy's and MGE's other general taxes increased $1.0 million or 5.6% for the year ended December 31, 2014, when compared to the same period in 2013, due in part to increased Wisconsin license fee tax. The annual license fee tax expense is based on the prior year's adjusted operating revenues. Tax rates have not changed.

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

	Year Ended December 31,
(In millions)	2014	2013
MGE Power Elm Road	$16.2	$17.4
MGE Power West Campus	$7.7	$7.7
MGE Transco	$2.4	$2.4

Results of Operations

Year Ended December 31, 2013, Versus the Year Ended December 31, 2012

Electric Utility Operations - MGE Energy and MGE

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the periods indicated:

	Revenues			Sales (kWh)
(In thousands, except cooling degree days)	2013	2012	% Change	2013	2012	% Change
Residential	$135,597	$130,581	3.8%	819,012	826,766	(0.9)%
Commercial	214,033	207,574	3.1%	1,821,966	1,825,701	(0.2)%
Industrial	19,872	19,437	2.2%	250,229	247,179	1.2%
Other-retail/municipal	39,143	38,805	0.9%	423,261	442,906	(4.4)%
Total retail	408,645	396,397	3.1%	3,314,468	3,342,552	(0.8)%
Sales to the market	1,134	991	14.4%	50,606	31,588	60.2%
Other revenues	1,312	1,811	(27.6)%	-	-	-%
Adjustments to revenues	(7,134)	(6,834)	(4.4)%	-	-	-%
Total	$403,957	$392,365	3.0%	3,365,074	3,374,140	(0.3)%

Cooling degree days (normal 663)				709	1,068	(33.6)%

Electric operating revenues increased $11.6 million or 3.0% for the year ended December 31, 2013, due to the following:

(In millions)
Rate changes	$15.6
Sales to the market	0.1
Volume	(3.3)
Other revenues	(0.5)
Adjustments to revenues	(0.3)
Total	$11.6

•

Rates changes. Rate changes resulted in $15.6 million of additional revenue in 2013 compared to the same period in the prior year. The change primarily reflects an electric retail rate increase, which was authorized by the PSCW. Effective January 1, 2013, the retail rate increased 3.8% or $14.9 million for electric retail customers. The increase in retail electric rates was driven by costs for new environmental equipment at Columbia, final construction costs for the Elm Road Units, transmission reliability enhancements, and purchased power costs.

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

For the year ended December 31, 2013, increased transmission costs were primarily due to an increase in transmission reliability enhancements, increased production costs were primarily due to increased costs at Columbia, and increased distribution costs were primarily due to increased conversion and overhead line maintenance expenses. The increase in costs was partially offset by decreased administrative and general costs which were primarily due to decreased pension costs.

Gas Utility Operations - MGE Energy and MGE

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class during each of the periods indicated:

(In thousands, except HDD and average rate per therm of retail customer)	Revenues			Therms Delivered
	2013	2012	% Change	2013	2012	% Change
Residential	$98,578	$78,411	25.7%	102,599	79,936	28.4%
Commercial/Industrial	79,344	58,374	35.9%	134,619	106,653	26.2%
Total retail	177,922	136,785	30.1%	237,218	186,589	27.1%
Gas transportation	3,025	2,465	22.7%	37,778	32,202	17.3%
Other revenues	515	477	8.0%	-	-	- %
Total	$181,462	$139,727	29.9%	274,996	218,791	25.7%
Heating degree days (normal 7,024)				7,628	5,964	27.9%
Average rate per therm of retail customer	$0.750	$0.733	2.3%

Gas revenues increased $41.7 million or 29.9% for the year ended December 31, 2013. These changes are related to the following factors:

(In millions)
Volume	$37.1
Rate/PGA changes	4.0
Transportation and other effects	0.6
Total	$41.7

•

Volume. For the year ended December 31, 2013, retail gas deliveries increased 27.1% compared to the same period in 2012, as a result of colder weather during the winter months compared to milder weather in the prior year.

•

Rate/PGA changes. The average retail rate per therm for the year ended December 31, 2013, increased 2.3% compared to the same period in 2012, reflecting higher natural gas commodity costs. MGE recovers the cost of natural gas in its gas segment through the PGA. Under the PGA, MGE is able to pass through to its gas customers the cost of gas. Changes in PGA recoveries affect revenues, but do not impact net income.

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

For the year ended December 31, 2013, decreased administrative and general costs were primarily due to decreased pension costs, and decreased customer service costs were primarily due to lower energy conservation spending.

Other Income (Deductions), Net - MGE Energy and MGE

For the year ended December 31, 2013, other income, net for the electric and gas segments increased by $1.7 million, compared to the same period in the prior year related to AFUDC equity recognized on the Columbia environmental project.

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

Liquidity and Capital Resources

MGE Energy and MGE have adequate liquidity to fund future operations and capital expenditures. Available resources include cash and cash equivalents, operating cash flows, liquid assets, borrowing capacity under revolving credit facilities, and access to equity and debt capital markets.

Cash Flows

The following summarizes cash flows for MGE Energy and MGE during the years ended 2014, 2013, and 2012:

	MGE Energy			MGE
(In thousands)	2014	2013	2012	2014	2013	2012
Cash provided by/(used for):
Operating activities	$128,762	$140,267	$146,004	$128,538	$138,684	$138,772
Investing activities	(96,158)	(121,922)	(101,353)	(95,597)	(120,597)	(101,083)
Financing activities	(35,662)	4,111	(39,463)	(43,187)	(9,629)	(45,237)

Cash Provided by Operating Activities

MGE Energy

MGE Energy's consolidated net cash provided by operating activities is derived mainly from the electric and gas operations of its principal subsidiary, MGE.

2014 vs. 2013

Cash provided by operating activities for the year ended December 31, 2014, was $128.8 million, a decrease of $11.5 million when compared to the same period in the prior year, primarily related to increased taxes paid.

MGE Energy's net income increased $5.4 million for the year ended December 31, 2014, when compared to the same period in the prior year.

MGE Energy's federal and state taxes paid increased $12.2 million during the year ended December 31, 2014, when compared to the same period in the prior year, primarily due to federal tax payments made in 2014. In December 2014, bonus depreciation was extended for the current year. Tax payments were made earlier in the year before the additional depreciation deduction was known. In 2013, the NOL from a prior year was fully utilized.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $14.8 million in cash used for operating activities for the year ended December 31, 2014, primarily due to increased gas inventories, increased other current assets, and decreased current liabilities, partially offset by increased accounts payable. The decrease in current liabilities includes a fuel credit of $6.5 million that customers received on their bill in October 2014 related to the 2013 fuel savings. Working capital accounts (excluding prepaid and accrued taxes) resulted in $4.5 million in cash provided by operating activities for the year ended December 31, 2013, primarily due to increased other current liabilities, decreased gas inventories, and decreased receivable – margin account, partially offset by increased receivables and increased unbilled revenues.

A decrease in pension contribution resulted in an additional $31.4 million in cash provided by operating activities for the year ended December 31, 2014, when compared to the same period in the prior year. Pension contributions reflect amounts required by law and discretionary amounts. See Footnote 13 of Notes to Consolidated Financial Statements for further discussion of MGE's pension and other postretirement benefits.

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

Working capital accounts (excluding prepaid and accrued taxes) resulted in $4.5 million in cash provided by operating activities for the year ended December 31, 2013, primarily due to increased other current liabilities, decreased gas inventories, and decreased receivable – margin account, partially offset by increased receivables and increased unbilled revenues. Working capital accounts (excluding prepaid and accrued taxes) resulted in $3.4 million in cash used for operating activities for the year ended December 31, 2012, primarily due to increased accounts receivable and increased unbilled revenues, partially offset by a decreased receivable – margin account and decreased gas inventories.

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

MGE

2014 vs. 2013

Cash provided by operating activities for the year ended December 31, 2014, was $128.5 million, a decrease of $10.1 million when compared to the same period in the prior year, primarily related to increased taxes paid.

Net income increased $5.5 million for the year ended December 31, 2014, when compared to the same period in the prior year.

MGE's federal and state taxes paid increased $13.8 million during the year ended December 31, 2014, when compared to the same period in the prior year, primarily due to federal tax payments made in 2014. In December 2014, bonus depreciation was extended for the current year. Tax payments were made earlier in the year before the additional depreciation deduction was known. In 2013, the NOL from a prior year was fully utilized.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $20.9 million in cash used for operating activities for the year ended December 31, 2014, primarily due to increased gas inventories, increased receivables, and decreased current liabilities, partially offset by increased accounts payable. The decrease in current liabilities includes a fuel credit of $6.5 million that customers received on their bill in October 2014 related to the 2013 fuel savings. Working capital accounts (excluding prepaid and accrued taxes) resulted in $2.0 million in cash provided by operating activities for the year ended December 31, 2013, primarily due to increased other current liabilities, decreased gas inventories, and decreased receivable – margin account, partially offset by increased receivables and increased unbilled revenues.

A decrease in pension contribution resulted in an additional $31.4 million in cash provided by operating activities for the year ended December 31, 2014, when compared to the same period in the prior year. These contributions reflect amounts required by law and discretionary amounts. See Footnote 13 of Notes to Consolidated Financial Statements for further discussion of MGE's pension and other postretirement benefits.

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

Working capital accounts (excluding prepaid and accrued taxes) resulted in $2.0 million in cash provided by operating activities for the year ended December 31, 2013, primarily due to primarily due to increased other current liabilities, decreased gas inventories, and decreased receivable – margin account, partially offset by increased receivables and increased unbilled revenues. Working capital accounts (excluding prepaid and accrued taxes) resulted in $6.7 million in cash used for operating activities for the year ended December 31, 2012, primarily due to increased accounts receivable, increased unbilled revenues, and decreased accounts payable, partially offset by decreased receivable – margin account and decreased gas inventories.

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

Capital Requirements and Investing Activities

MGE Energy

2014 vs. 2013

MGE Energy's cash used for investing activities decreased $25.8 million for the year ended December 31, 2014, when compared to the same period in the prior year.

Capital expenditures for the year ended December 31, 2014, were $92.7 million. This amount represents a decrease of $26.4 million from the expenditures made in the same period in the prior year. The decrease primarily reflects $45.0 million of lower expenditures on the Columbia environmental project in 2014 versus 2013, offset by increased expenditures in electric and gas distribution assets.

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

MGE

2014 vs. 2013

MGE's cash used for investing activities decreased $25.0 million for the year ended December 31, 2014, when compared to the same period in the prior year.

Capital expenditures for the year ended December 31, 2014, were $92.7 million. This amount represents a decrease of $26.4 million from the expenditures made in the same period in the prior year. The decrease primarily reflects $45.0 million of lower expenditures on the Columbia environmental project in 2014 versus 2013, offset by increased expenditures in electric and gas distribution assets.

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

Capital expenditures

The following table shows MGE Energy's budgeted capital expenditures for 2015 and actual capital expenditures for both 2014 and 2013:

(In thousands)	2015	2014	2013
For the years ended December 31,	(Budget)	(Actual)	(Actual)
Electric	$61,615	$68,067	$100,146
Gas	21,885	22,104	15,554
Utility plant total	83,500	90,171	115,700
Nonregulated	3,150	2,505	3,347
MGE Energy total	$86,650	$92,676	$119,047

In early 2011, the PSCW authorized the construction of air emission reduction systems and associated equipment on Columbia Units 1 and 2. For the year ended December 31, 2014, MGE had incurred $16.2 million (excluding carrying costs) in construction expenditures at Columbia related to the project.

MGE Energy used funds received as dividend payments from MGE Power West Campus and MGE Power Elm Road, internally generated cash, and short-term external financing to meet its 2014 capital requirements and cash obligations, including dividend payments. External financing included short-term financing under existing lines of credit.

Financing Activities

MGE Energy

2014 vs. 2013

Cash used for MGE Energy's financing activities was $35.7 million for the year ended December 31, 2014, compared to $4.1 million of cash provided by the year ended December 31, 2013.

For the year ended December 31, 2014, dividends paid were $38.4 million compared to $37.1 million in the prior year. This increase was a result of a higher dividend per share ($1.11 vs. $1.07).

During the year ended December 31, 2013, MGE issued $85.0 million of long-term debt, which was used to retire $40.0 million of long-term debt and to assist with the funding for the Columbia environmental project.

For the year ended December 31, 2014, short-term borrowings were $7.0 million.

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

MGE

2014 vs. 2013

During the year ended December 31, 2014, cash used for MGE's financing activities was $43.2 million compared to $9.6 million of cash used for MGE's financing activities in the prior year.

Dividends paid from MGE to MGE Energy were $26.5 million for the year ended December 31, 2014, compared to $25.0 million in the prior year.

During the year ended December 31, 2013, MGE issued $85.0 million of long-term debt, which was used to retire $40.0 million of long-term debt and to assist with the funding for the Columbia environmental project.

Distributions to parent from noncontrolling interest, which represent distributions from MGE Power Elm Road and MGE Power West Campus, were $21.4 million for the year ended December 31, 2014, compared to $27.4 million in the prior year.

For the year ended December 31, 2014, short-term borrowings were $7.0 million.

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

Dividend Restrictions

Dividend payments by MGE to MGE Energy are subject to restrictions arising under a PSCW rate order and, to a lesser degree, MGE's first mortgage bonds. The PSCW order restricts any dividends that MGE may pay MGE Energy if its common equity ratio, calculated in the manner used in the rate proceeding, is less than 55%. MGE's thirteen month rolling average common equity ratio at December 31, 2014, is 56.9% as determined under the calculation used in the rate proceeding. MGE was not restricted from paying cash dividends in 2014. Cash dividends of $26.5 million and $25.0 million were paid by MGE to MGE Energy in 2014 and 2013, respectively. The rate proceeding calculation includes as indebtedness imputed amounts for MGE's outstanding purchase power capacity payments and other PSCW adjustments, but does not include the indebtedness associated with MGE Power Elm Road and MGE Power West Campus, which are consolidated into MGE's financial statements but are not direct obligations of MGE.

MGE has covenanted with the holders of its first mortgage bonds not to declare or pay any dividend or make any other distribution on or purchase any shares of its common stock unless, after giving effect thereto, the aggregate amount of all such dividends and distributions and all amounts applied to such purchases, after December 31, 1945, shall not exceed the earned surplus (retained earnings) accumulated subsequent to December 31, 1945. As of December 31, 2014, approximately $334.8 million was available for the payment of dividends under this covenant.

Credit Facilities

At December 31, 2014, MGE Energy and MGE had the following aggregate bank commitments and available capacity under their credit agreements and the indicated amounts of outstanding commercial paper:

Borrower	Aggregate Bank Commitments	Outstanding Commercial Paper	Outstanding Borrowings	Available Capacity	Expiration Date
	(Dollars in millions)
MGE Energy	$50.0	$-	$-	$50.0	July 31, 2017

MGE	$100.0	$7.0	$-	$93.0	July 31, 2017

Borrowings under each credit agreement may bear interest at a rate that floats daily based upon a prime rate or at a rate fixed for a specified interest period based upon a LIBOR-based index, plus an adder. In the case of the LIBOR-based rates, the adder is based upon the senior unsecured credit rating for MGE and does not exceed 0.75%.

The agreements require the borrower to maintain a ratio of consolidated debt to consolidated total capitalization not to exceed a maximum of 65%. The ratio calculation excludes assets, liabilities, revenues, and expenses included in MGE's financial statements as a result of the consolidation of VIEs, such as MGE Power Elm Road and MGE Power West Campus. At December 31, 2014, the ratio of consolidated debt to consolidated total capitalization for each of MGE Energy and MGE, as calculated under the credit agreements' covenant, were 38.1% and 37.4%, respectively. See Footnote 10 of Notes to Consolidated Financial Statements for additional information regarding the credit facilities.

Capitalization Ratios

MGE Energy's capitalization ratios were as follows:

MGE Energy
	2014	2013
Common shareholders' equity	61.9%	60.5%
Long-term debt*	37.5%	39.5%
Short-term debt	0.6%	- %
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

Contractual Obligations and Commercial Commitments for MGE Energy and MGE

MGE Energy's and MGE's contractual obligations as of December 31, 2014, representing cash obligations that are considered to be firm commitments, are as follows:

		Payment due within:			Due after
(In thousands)	Total	1 Year	2-3 Years	4-5 Years	5 Years
MGE Energy
Long-term debt(a)	$399,690	$4,182	$38,626	$29,005	$327,877
Short-term debt(b)	7,000	7,000	-	-	-
Interest expense(c)	297,169	19,611	37,053	33,052	207,453
Operating leases(d)	12,386	1,553	2,218	677	7,938
Purchase obligations(e)	509,989	122,841	142,237	99,188	145,723
Other obligations(f)	15,202	3,652	3,538	1,488	6,524
Total MGE Energy contractual obligations	$1,241,436	$158,839	$223,672	$163,410	$695,515

MGE
Long-term debt(a)	$399,690	$4,182	$38,626	$29,005	$327,877
Short-term debt(b)	7,000	7,000	-	-	-
Interest expense(c)	297,169	19,611	37,053	33,052	207,453
Operating leases(d)	12,386	1,553	2,218	677	7,938
Purchase obligations(e)	509,989	122,841	142,237	99,188	145,723
Other obligations(f)	13,553	2,003	3,538	1,488	6,524
Total MGE contractual obligations	$1,239,787	$157,190	$223,672	$163,410	$695,515

(a)

Long-term debt consisting of secured first mortgage bonds, unsecured medium-term notes, Industrial Development Revenue Bonds issued by MGE, and private placement debt issued by MGE, MGE Power Elm Road, and MGE Power West Campus.

(b)

Short-term debt consisting of commercial paper for MGE. See Footnote 10 of the Notes to Consolidated Financial Statements.

(c)

Amount represents interest expense on long-term debt. See Footnote 9 of the Notes to Consolidated Financial Statements for further discussion of the long-term debt outstanding at December 31, 2014.

(d)

Operating leases. See Footnote 18.c. of the Notes to Consolidated Financial Statements.

(e)

Purchase obligations for MGE Energy and MGE consist primarily of the purchase of electricity and natural gas, electric transmission, natural gas storage capacity, natural gas pipeline transportation, and the purchase and transport of coal. See Footnote 18.a. of the Notes to Consolidated Financial Statements.

(f)

Other obligations are primarily related to investment commitments, easements, green energy projects, environmental projects, fuel credit, and uncertain tax positions.

The above amounts do not include any contributions for MGE's pension and postretirement plans. Contributions to the qualified plans for 2015 are expected to be $10 million, which was paid in January 2015. MGE does not expect to make contributions to the plans for 2016. The contributions for years after 2016 are not yet currently estimated. Due to uncertainties in the future economic performance of plan assets, discount rates, and other key assumptions, estimated contributions are subject to change. MGE may also elect to make additional discretionary contributions. These contributions reflect amounts required by law and discretionary amounts.

The above amounts do not include future voluntary capital calls to ATC. On January 30, 2015, MGE Transco made a voluntary $0.2 million capital contribution to ATC. The amount and timing of future voluntary capital calls is uncertain and primarily dependent on the operations and expansion of ATC.

MGE Energy's and MGE's commercial commitments as of December 31, 2014, representing commitments triggered by future events and including financing arrangements to secure obligations of MGE Energy and MGE, and guarantees by MGE, are as follows:

		Expiration within:			Due after
(In thousands)	Total	1 Year	2-3 Years	4-5 Years	5 Years
MGE Energy
Available Lines of Credit(a)	$150,000	$-	$150,000	$-	$-
Guarantees(b)	4,416	906	1,366	830	1,314

MGE
Available Lines of Credit(c)	$100,000	$-	$100,000	$-	$-
Guarantees(b)	4,416	906	1,366	830	1,314

(a)

Amount includes the facility discussed in (c) plus an additional line of credit. MGE Energy has available at any time a $50 million committed revolving credit agreement, expiring in July 2017. At December 31, 2014, MGE Energy had no borrowings under this credit facility; however, there was $7.0 million of commercial paper outstanding.

(b)

MGE has guaranteed repayment of certain receivables it sold to a financial institution under a chattel paper agreement. See Footnote 18.b. of the Notes to Consolidated Financial Statements.

(c)

Amount includes a $100 million committed revolving credit agreement expiring in July 2017. This credit facility is used to support commercial paper issuances. At December 31, 2014, no borrowings were outstanding under this facility.

Other Matters

Elm Road

During 2013, WEPCO and Bechtel (the construction contractor for the Elm Road Units) were working through the outstanding warranty claims. The warranty claim for the costs incurred to repair steam turbine corrosion damage identified on both units was resolved through a binding arbitration in June 2013. Final acceptance of the Elm Road Units occurred in June 2013 after all requirements stated in the contract with Bechtel were satisfied. All warranty claims between WEPCO and Bechtel have now been resolved, none of which had a material impact on our financial statements.

ATC

Several parties have filed a complaint with FERC seeking to reduce the base return on equity (ROE) of MISO and numerous other MISO transmission owners, including ATC, "due to changes in the capital markets." The complaint alleges that the MISO ROE should not exceed 9.15%, the equity components of hypothetical capital structures should be restricted to 50%, and the relevant incentive ROE adders should be discontinued. FERC denied the portion of the complaint seeking to restrict the use of capital structures that include more than 50% common equity and also denied the portion of the complaint requesting the termination of the incentive ROE adders used by certain transmission owners. MISO's base ROE is 12.38% and ATC's base ROE is 12.2%. FERC ordered formal hearing proceedings to begin, and an initial decision in the complaint is expected by November 30, 2015. ATC provided MGE its 2014 earnings reflecting an adjustment for this matter representing ATC's estimate of its refund liability for the period of November 2013 through December 2014. We derived approximately 6.7% of our net income for the year ended December 31, 2014, from our investment in ATC.

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

•

Assumed return on assets. This assumption represents the rate of return on plan assets reflecting the average rate of earnings expected on the funds invested (or to be invested) to provide for the benefits included in the projected benefit obligation. For 2014, MGE used an assumed return on assets of 8.10% for pension and 7.07% for other postretirement benefits. In 2015, the pension asset assumption will decrease from 8.10% to 7.80%. MGE will decrease the postretirement benefit assumption from 7.07% to 7.01% in 2015. The annual expected rate of return is based on projected long-term equity and bond returns, maturities and asset allocations. Holding other assumptions constant, for every 1% reduction in the expected rate of return on plan assets, annual pension and other postretirement cost would increase by approximately $3.1 million, before taxes.

•

Discount rate. The discount rate represents the rate at which pension obligations could effectively be settled on a present-value basis. MGE uses high-grade bond yields as a benchmark for determining the appropriate discount rate.

•

Medical trend assumptions. The health care cost trend rate is the assumed rate of increase in per-capita health care charges.

•

Mortality rate assumption. Expected mortality rates are used in the valuation to determine the expected duration of future benefit payments to the plan participants. In October 2014, the Society of Actuaries released new mortality tables and projection scales. At December 31, 2014, the Company adopted a modified version of these tables that were developed by a third party actuary.

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

Regulatory Assets/Liabilities

Regulatory assets represent costs that have been deferred to future periods when it is probable that the regulator will allow future recovery of those costs through rates. MGE bases its assessment of recovery on precedents established by the regulatory body. Regulatory liabilities represent previous collections from customers that are expected to be refunded to customers in future periods. Regulatory assets and regulatory liabilities typically include deferral of energy costs, the normalization of income taxes, the deferral of certain operating expenses, and non-ARO removal costs. The accounting for these regulatory assets and liabilities is in accordance with regulatory accounting standards.

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

MGE's electric fuel costs are subject to fuel rules established by the PSCW. The fuel rules require the PSCW and Wisconsin utilities to defer electric fuel-related costs that fall outside a symmetrical cost tolerance band. Any over/under recovery of the actual costs is determined on an annual basis and is adjusted in future billings to electric retail customers. Under the electric fuel rules, MGE is required to defer the benefit of lower costs if the actual electric fuel costs fall outside the lower end of the range and is required to defer costs, less any excess revenues, if the actual electric fuel costs exceed the upper end of the range. Excess revenues are defined as revenues in the year in question that provide MGE with a greater return on common equity than authorized by the PSCW in MGE's latest rate order. The range is defined by the PSCW and has been modified throughout the years based on market conditions and other relevant factors. Currently, MGE is subject to a plus or minus 2% range. MGE assumes the risks and benefits of variances that are within the cost tolerance band. For 2015, fuel and purchased power costs included in MGE's base fuel rates are $123.0 million. See Footnote 17 of the Notes to Consolidated Financial Statements for additional information.

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

MGE has financial gas and electric commodity contracts to hedge commodity price risk in the gas and electric segments. These contracts are primarily comprised of exchange-traded option and future contracts. MGE also holds FTRs, which are used to hedge the risk of increased transmission congestion charges. At December 31, 2014, the cost basis of these instruments exceeded their fair value by $1.6 million. Under the PGA clause and electric fuel rules, MGE may include in the costs of fuel (natural gas or power) the costs and benefits of the aforementioned fuel price risk management tools. Because these costs/benefits are recoverable, the related unrealized loss/gain has been deferred on the consolidated balance sheet as a regulatory asset/liability.

MGE has also entered into a ten-year purchased power agreement that provides MGE with firm capacity and energy that began on June 1, 2012, and ends on May 31, 2022 (the "base term"). The agreement also allows MGE an option to extend the contract after the base term. The agreement is considered a derivative contract and is recognized at its fair value on the consolidated balance sheet. However, the derivative qualifies for regulatory deferral and is recognized with a corresponding regulatory asset or liability depending on whether the fair value is in a loss or gain position. The fair value of the contract at December 31, 2014, reflects a loss position of $53.4 million.

Interest Rate Risk

Both MGE Energy and MGE may have short-term borrowings at varying interest rates. MGE issues commercial paper for its short-term borrowings, while MGE Energy draws from its current credit facility to meet its short-term borrowing needs. Borrowing levels vary from period to period depending upon capital investments and other factors. Future short-term interest expense and payments will reflect both future short-term interest rates and borrowing levels. MGE Energy and MGE manage interest rate risk by limiting their variable rate exposure and continually monitoring the effects of market changes on interest rates. MGE is not exposed to changes in interest rates on a substantial portion of its long-term debt until that debt matures and is refinanced at market rates. Assuming the current level of variable rate borrowings and assuming a 1% change in the 2014 average interest rate under these borrowings, it is estimated that our 2014 interest expense and net income would have changed less than $0.1 million for both MGE Energy and MGE.

Equity Price Risk - Pension-Related Assets

MGE currently funds its liabilities related to employee benefits through trust funds. These funds, which include investments in debt and equity securities, are managed by various investment managers. Changes in market value of these investments can have an impact on the future expenses related to these liabilities. Holding other assumptions constant, for every 1% reduction in the expected rate of return on plan assets, annual pension and other postretirement cost would increase by approximately $3.1 million, before taxes. MGE's risk of expense and annuity payments, as a result of changes in the market value of the trust funds, is mitigated in part through future rate actions by the PSCW. The value of employee benefit plans trusts' assets have increased in value by approximately 8.04% during the year ended December 31, 2014, and 19.4% during the year ended December 31, 2013.

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

Additionally, if a counterparty were to default and MGE were to liquidate all contracts with that entity, MGE's credit loss would include the loss in value of mark-to-market contracts; the amount owed for settled transactions; and additional payments, if any, to settle unrealized losses on accrual contracts. As of December 31, 2014, no counterparties have defaulted.

MGE is obligated to provide service to all electric and gas customers within its respective franchised territories. MGE's franchised electric territory includes a 316 square-mile area in Dane County, Wisconsin, and MGE's franchised gas territory includes a service area covering 1,649 square miles in Wisconsin. Based on results for the year ended December 31, 2014, no one customer constituted more than 10% of total operating revenues for MGE Energy and

MGE. Credit risk for electric and gas is managed by MGE's credit and collection policies, which are consistent with state regulatory requirements.

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

Item 8. Financial Statements and Supplementary Data.

MGE Energy

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in the Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of MGE Energy's internal control over financial reporting as of December 31, 2014, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

February 26, 2015

MGE

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in the Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

February 26, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of MGE Energy, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of MGE Energy, Inc. and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

February 26, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Madison Gas and Electric Company:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Madison Gas and Electric Company and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

February 26, 2015

MGE Energy, Inc.

Consolidated Statements of Income

(In thousands, except per share amounts)

	For the years ended December 31,
	2014	2013	2012
Operating Revenues:
Regulated electric revenues	$394,849	$403,957	$392,365
Regulated gas revenues	221,720	181,462	139,727
Nonregulated revenues	3,283	5,468	9,231
Total Operating Revenues	619,852	590,887	541,323

Operating Expenses:
Fuel for electric generation	42,828	46,062	46,499
Purchased power	73,232	80,830	73,842
Cost of gas sold	143,644	107,315	78,156
Other operations and maintenance	161,703	171,248	172,996
Depreciation and amortization	40,695	38,838	38,707
Other general taxes	19,652	18,607	18,360
Total Operating Expenses	481,754	462,900	428,560
Operating Income	138,098	127,987	112,763

Other income, net	10,079	10,701	10,069
Interest expense, net	(19,673)	(18,924)	(19,467)
Income before income taxes	128,504	119,764	103,365
Income tax provision	(48,185)	(44,859)	(38,919)
Net Income	$80,319	$74,905	$64,446

Earnings Per Share of Common Stock
(basic and diluted)	$2.32	$2.16	$1.86

Dividends per share of common stock	$1.11	$1.07	$1.04

Weighted Average Shares Outstanding
(basic and diluted)	34,668	34,668	34,668

The accompanying notes are an integral part of the above consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Comprehensive Income

(In thousands)

	For the years ended December 31,
	2014	2013	2012
Net Income	$80,319	$74,905	$64,446
Other comprehensive income, net of tax:
Unrealized gain (loss) on available-for-sale securities, net of
tax (($54), ($189), and $12)	81	283	(18)
Comprehensive Income	$80,400	$75,188	$64,428

The accompanying notes are an integral part of the above consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	For the years ended December 31,
	2014	2013	2012
Operating Activities:
Net income	$80,319	$74,905	$64,446
Items not affecting cash:
Depreciation and amortization	40,695	38,838	38,707
Deferred income taxes	49,884	38,365	44,797
Provision for doubtful receivables	1,898	2,448	2,498
Employee benefit plan expenses	(1,080)	13,303	18,353
Equity earnings in ATC	(9,150)	(9,434)	(9,079)
Other items	729	117	1,283
Changes in working capital items:
Trade and other receivables	2,115	(3,827)	(6,208)
Inventories	(10,399)	2,488	1,457
Unbilled revenues	720	(3,720)	(2,508)
Prepaid taxes	(19,804)	414	2,731
Other current assets	(5,693)	2,514	4,093
Accounts payable	2,756	858	(272)
Other current liabilities	(4,195)	6,271	425
Dividend income from ATC	7,740	7,404	7,146
Cash contributions to pension and other postretirement plans	(3,321)	(34,765)	(28,857)
Debt make-whole premium	-	(6,757)	-
Other noncurrent items, net	(4,452)	10,845	6,992
Cash Provided by Operating Activities	128,762	140,267	146,004
Investing Activities:
Capital expenditures	(92,676)	(119,047)	(98,435)
Capital contributions to investments	(2,185)	(1,660)	(2,419)
Purchase of investment - land	-	(10)	(3)
Other	(1,297)	(1,205)	(496)
Cash Used for Investing Activities	(96,158)	(121,922)	(101,353)
Financing Activities:
Cash dividends paid on common stock	(38,429)	(37,107)	(35,951)
Repayment of long-term debt	(4,103)	(43,012)	(30,668)
Issuance of long-term debt	-	85,000	28,000
Increase in short-term debt	7,000	-	-
Other	(130)	(770)	(844)
Cash (Used for) Provided by Financing Activities	(35,662)	4,111	(39,463)
Change in Cash and Cash Equivalents:	(3,058)	22,456	5,188
Cash and cash equivalents at beginning of period	68,813	46,357	41,169
Cash and cash equivalents at end of period	$65,755	$68,813	$46,357
Supplemental disclosures of cash flow information:
Interest paid	$20,478	$17,991	$19,499
Income taxes paid	$19,579	$8,046	$3,544
Income taxes received	$(644)	$(1,339)	$(12,536)
Significant noncash investing activities:
Accrued capital expenditures	$1,569	$9,892	$10,317

The accompanying notes are an integral part of the above consolidated financial statements.

MGE Energy, Inc.

Consolidated Balance Sheets

(In thousands)

	At December 31,
ASSETS	2014	2013
Current Assets:
Cash and cash equivalents	$65,755	$68,813
Accounts receivable, less reserves of $4,329 and $4,219, respectively	41,614	44,890
Other accounts receivable, less reserves of $420 and $750, respectively	7,610	5,352
Unbilled revenues	31,262	31,982
Materials and supplies, at average cost	17,121	16,662
Fossil fuel	8,098	5,206
Stored natural gas, at average cost	21,036	13,988
Prepaid taxes	38,910	19,106
Regulatory assets - current	8,360	6,377
Deferred income taxes	3,482	-
Other current assets	10,711	8,225
Total Current Assets	253,959	220,601
Other long-term receivables	2,181	2,193
Regulatory assets	156,823	107,166
Pension and other postretirement benefits	-	15,071
Other deferred assets and other	4,837	5,853
Property, Plant, and Equipment:
Property, plant, and equipment, net	1,189,077	1,018,809
Construction work in progress	19,029	141,415
Total Property, Plant, and Equipment	1,208,106	1,160,224
Investments	71,760	67,952
Total Assets	$1,697,666	$1,579,060

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$4,182	$4,102
Short-term debt	7,000	-
Accounts payable	41,655	43,684
Accrued interest and taxes	5,086	5,661
Accrued payroll related items	11,241	10,731
Deferred income taxes	-	1,711
Regulatory liabilities - current	-	13,538
Derivative liabilities	6,901	7,750
Other current liabilities	13,931	9,489
Total Current Liabilities	89,996	96,666
Other Credits:
Deferred income taxes	342,045	284,791
Investment tax credit - deferred	1,223	1,413
Regulatory liabilities	22,715	19,792
Accrued pension and other postretirement benefits	90,201	49,184
Derivative liabilities	46,560	57,930
Other deferred liabilities and other	50,269	52,360
Total Other Credits	553,013	465,470
Capitalization:
Common shareholders' equity:
Common Stock - $1 par value - 75,000 and 50,000 shares, respectively, authorized;
34,668 shares issued and outstanding	34,668	34,668
Additional paid-in capital	316,268	316,268
Retained earnings	308,007	266,197
Accumulated other comprehensive income, net of tax	458	377
Total Common Shareholders' Equity	659,401	617,510
Long-term debt	395,256	399,414
Total Capitalization	1,054,657	1,016,924
Commitments and contingencies (see Footnote 18)	-	-
Total Liabilities and Capitalization	$1,697,666	$1,579,060

The accompanying notes are an integral part of the above consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Common Equity

(In thousands, except per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	(Loss)/Income	Total
2012
Beginning balance - December 31, 2011	34,668	$34,668	$316,268	$199,904	$112	$550,952
Net income				64,446		64,446
Other comprehensive loss					(18)	(18)
Common stock dividends declared
($1.04 per share)				(35,951)		(35,951)
Ending balance - December 31, 2012	34,668	$34,668	$316,268	$228,399	$94	$579,429

2013
Net income				74,905		74,905
Other comprehensive income					283	283
Common stock dividends declared
($1.07 per share)				(37,107)		(37,107)
Ending balance - December 31, 2013	34,668	$34,668	$316,268	$266,197	$377	$617,510

2014
Net income				80,319		80,319
Other comprehensive income					81	81
Common stock dividends declared
($1.11 per share)				(38,429)		(38,429)
Cash in lieu of fractional shares related to stock split				(80)		(80)
Ending balance - December 31, 2014	34,668	$34,668	$316,268	$308,007	$458	$659,401

The accompanying notes are an integral part of the above consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Income

(In thousands)

	For the years ended December 31,
	2014	2013	2012
Operating Revenues:
Regulated electric revenues	$394,871	$403,980	$392,365
Regulated gas revenues	221,741	181,477	139,727
Nonregulated revenues	3,283	5,468	9,231
Total Operating Revenues	619,895	590,925	541,323

Operating Expenses:
Fuel for electric generation	42,836	46,070	46,499
Purchased power	73,245	80,844	73,842
Cost of gas sold	143,665	107,330	78,156
Other operations and maintenance	160,831	170,498	171,965
Depreciation and amortization	40,648	38,834	38,707
Other general taxes	19,652	18,607	18,360
Income tax provision	45,090	41,519	35,334
Total Operating Expenses	525,967	503,702	462,863
Operating Income	93,928	87,223	78,460

Other Income and Deductions:
AFUDC - equity funds	3,466	3,140	1,731
Equity in earnings in ATC	9,150	9,434	9,079
Income tax provision	(4,055)	(4,303)	(4,101)
Other deductions, net	(704)	(18)	(263)
Total Other Income and Deductions	7,857	8,253	6,446
Income before interest expense	101,785	95,476	84,906

Interest Expense:
Interest on long-term debt	20,927	20,087	20,386
Other interest, net	62	(21)	(82)
AFUDC - borrowed funds	(1,142)	(1,035)	(704)
Net Interest Expense	19,847	19,031	19,600
Net Income	$81,938	$76,445	$65,306
Less Net Income Attributable to Noncontrolling Interest, net of tax	(26,310)	(27,438)	(24,489)
Net Income Attributable to MGE	$55,628	$49,007	$40,817

The accompanying notes are an integral part of the above consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Comprehensive Income

(In thousands)

	For the years ended December 31,
	2014	2013	2012
Net Income	$81,938	$76,445	$65,306
Other comprehensive income, net of tax:
Unrealized (loss) gain on available-for-sale securities, net of
tax ($33, ($126), and $29)	(48)	188	(43)
Comprehensive Income	$81,890	$76,633	$65,263
Less: Comprehensive Income Attributable to Noncontrolling
Interest, net of tax	(26,310)	(27,438)	(24,489)
Comprehensive Income Attributable to MGE	$55,580	$49,195	$40,774

The accompanying notes are an integral part of the above consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Cash Flows

(In thousands)

	For the years ended December 31,
	2014	2013	2012
Operating Activities:
Net income	$81,938	$76,445	$65,306
Items not affecting cash:
Depreciation and amortization	40,648	38,834	38,707
Deferred income taxes	49,603	37,462	44,112
Provision for doubtful receivables	1,898	2,448	2,498
Employee benefit plan expenses	(1,080)	13,303	18,353
Equity earnings in ATC	(9,150)	(9,434)	(9,079)
Other items	1,280	651	1,813
Changes in working capital items:
Trade and other receivables	(4,455)	(3,699)	(7,219)
Inventories	(10,398)	2,488	1,457
Unbilled revenues	720	(3,720)	(2,508)
Prepaid taxes	(15,169)	(373)	(1,584)
Other current assets	(5,693)	2,518	4,092
Accounts payable	2,741	126	(1,658)
Accrued interest and taxes	(1,001)	2,065	211
Other current liabilities	(3,144)	2,975	(714)
Dividend income from ATC	7,740	7,404	7,146
Cash contributions to pension and other postretirement plans	(3,321)	(34,765)	(28,857)
Debt make-whole premium	-	(6,757)	-
Other noncurrent items, net	(4,619)	10,713	6,696
Cash Provided by Operating Activities	128,538	138,684	138,772
Investing Activities:
Capital expenditures	(92,676)	(119,047)	(98,435)
Capital contributions to investments	(1,775)	(1,420)	(2,140)
Other	(1,146)	(130)	(508)
Cash Used for Investing Activities	(95,597)	(120,597)	(101,083)
Financing Activities:
Cash dividends paid to parent by MGE	(26,500)	(25,000)	(20,404)
Distributions to parent from noncontrolling interest	(21,359)	(27,365)	(23,500)
Equity contribution received by noncontrolling interest	1,775	1,420	2,130
Repayment of long-term debt	(4,103)	(43,012)	(30,668)
Issuance of long-term debt	-	85,000	28,000
Increase in short-term debt	7,000	-	-
Other	-	(672)	(795)
Cash Used for Financing Activities	(43,187)	(9,629)	(45,237)
Change in Cash and Cash Equivalents:	(10,246)	8,458	(7,548)
Cash and cash equivalents at beginning of period	14,808	6,350	13,898
Cash and cash equivalents at end of period	$4,562	$14,808	$6,350
Supplemental disclosures of cash flow information:
Interest paid	$20,478	$17,991	$19,499
Income taxes paid	$67	$144	$44
Income taxes received	$(644)	$-	$(448)
Significant noncash investing activities:
Accrued capital expenditures	$1,569	$9,892	$10,317

The accompanying notes are an integral part of the above consolidated financial statements.

Madison Gas and Electric Company

Consolidated Balance Sheets

(In thousands)

	At December 31,
ASSETS	2014	2013
Current Assets:
Cash and cash equivalents	$4,562	$14,808
Accounts receivable, less reserves of $4,329 and $4,219, respectively	41,614	44,890
Affiliate receivables	7,112	534
Other accounts receivable, less reserves of $420 and $750, respectively	7,524	5,274
Unbilled revenues	31,262	31,982
Materials and supplies, at average cost	17,121	16,662
Fossil fuel	8,098	5,206
Stored natural gas, at average cost	21,035	13,988
Prepaid taxes	39,103	23,934
Regulatory assets - current	8,360	6,377
Deferred income taxes	1,271	-
Other current assets	10,683	8,197
Total Current Assets	197,745	171,852
Affiliate receivable long-term	5,295	5,825
Regulatory assets	156,823	107,166
Pension and other postretirement benefits	-	15,071
Other deferred assets and other	4,977	6,138
Property, Plant, and Equipment:
Property, plant, and equipment, net	1,188,351	1,017,877
Construction work in progress	19,029	141,415
Total Property, Plant, and Equipment	1,207,380	1,159,292
Investments	68,402	65,299
Total Assets	$1,640,622	$1,530,643

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$4,182	$4,102
Short-term debt	7,000	-
Accounts payable	41,654	43,684
Accrued interest and taxes	5,039	6,040
Accrued payroll related items	11,241	10,731
Deferred income taxes	-	2,723
Regulatory liabilities - current	-	13,538
Derivative liabilities	6,901	7,750
Other current liabilities	11,350	6,446
Total Current Liabilities	87,367	95,014
Other Credits:
Deferred income taxes	334,773	279,085
Investment tax credit - deferred	1,223	1,413
Regulatory liabilities	22,715	19,792
Accrued pension and other postretirement benefits	90,201	49,184
Derivative liabilities	46,560	57,930
Other deferred liabilities and other	50,267	52,357
Total Other Credits	545,739	459,761
Capitalization:
Common shareholder's equity:
Common Stock - $1 par value - 50,000 shares authorized; 17,348 shares outstanding	17,348	17,348
Additional paid-in capital	192,417	192,417
Retained earnings	276,662	247,534
Accumulated other comprehensive income, net of tax	144	192
Total Common Shareholder's Equity	486,571	457,491
Noncontrolling interest	125,689	118,963
Total Equity	612,260	576,454
Long-term debt	395,256	399,414
Total Capitalization	1,007,516	975,868
Commitments and contingencies (see Footnote 18)	-	-
Total Liabilities and Capitalization	$1,640,622	$1,530,643
The accompanying notes are an integral part of the above consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Common Equity

(In thousands)

					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling
	Shares	Value	Capital	Earnings	(Loss)/Income	Interest	Total
2012
Beginning balance - December 31, 2011	17,348	$17,348	$192,417	$203,114	$47	$114,351	$527,277
Net income				40,817		24,489	65,306
Other comprehensive loss					(43)		(43)
Cash dividends paid to parent by MGE				(20,404)			(20,404)
Equity contribution received by
noncontrolling interest						2,130	2,130
Distributions to parent from
noncontrolling interest						(23,500)	(23,500)
Ending balance - December 31, 2012	17,348	$17,348	$192,417	$223,527	$4	$117,470	$550,766

2013
Net income				49,007		27,438	76,445
Other comprehensive income					188		188
Cash dividends paid to parent by MGE				(25,000)			(25,000)
Equity contribution received by
noncontrolling interest						1,420	1,420
Distributions to parent from
noncontrolling interest						(27,365)	(27,365)
Ending balance - December 31, 2013	17,348	$17,348	$192,417	$247,534	$192	$118,963	$576,454

2014
Net income				55,628		26,310	81,938
Other comprehensive loss					(48)		(48)
Cash dividends paid to parent by MGE				(26,500)			(26,500)
Equity contribution received by
noncontrolling interest						1,775	1,775
Distributions to parent from
noncontrolling interest						(21,359)	(21,359)
Ending balance - December 31, 2014	17,348	$17,348	$192,417	$276,662	$144	$125,689	$612,260

The accompanying notes are an integral part of the above consolidated financial statements.

Notes to Consolidated Financial Statements

December 31, 2014, 2013, and 2012

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

Wholly owned subsidiaries of MGE Energy include CWDC, MAGAEL, MGE Power, MGE State Energy Services, and NGV Fueling Services. MGE Power owns 100% of MGE Power Elm Road and MGE Power West Campus. MGE Power and its subsidiaries are part of MGE Energy's nonregulated energy operations, which were formed to own and lease electric generation projects to assist MGE.

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

Receivable – Margin Account - MGE Energy and MGE.

Cash amounts held by counterparties as margin for certain financial transactions are recorded as receivable – margin account in other current assets on the consolidated balance sheet. As of December 31, 2014 and 2013, the receivable – margin account balance of $2.2 million and $0.5 million, respectively, is shown net of any collateral posted against derivative positions. As of December 31, 2014 and 2013, there was $2.2 million and $0.2 million, respectively, of collateral posted against derivative positions. Changes in this cash account are considered cash flows from operating activities to match with the costs being hedged. The costs being hedged are fuel for electric generation, purchased power, and cost of gas sold.

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

MGE is obligated to provide service to all electric and gas customers within its franchised territories. MGE's franchised electric territory includes a 316 square-mile area in Dane County, Wisconsin, and MGE's franchised gas territory includes a service area covering 1,678 square-miles in Wisconsin. MGE manages this concentration and the related credit risk through its credit and collection policies, which are consistent with state regulatory requirements.

g.

Inventories - MGE Energy and MGE.

Inventories consist of natural gas in storage, fossil fuels, materials and supplies, SO2 allowances, and renewable energy credits (RECs). MGE values natural gas in storage, fossil fuels, and materials and supplies using average cost.

SO2 emission allowances are included in material and supplies on the consolidated balance sheet and are recorded at weighted average cost. These allowances are charged to fuel expense as they are used in operations. MGE's emission allowance balance was $0.1 million as of December 31, 2014 and 2013.

REC allowances are included in materials and supplies on the consolidate balance sheet and are recorded based on specific identification. These allowances are charged to purchase power expense as they are used in operations. MGE's REC allowance balances as of December 31, 2014 and 2013, were $0.8 million and $0.6 million, respectively.

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

Provisions at composite straight-line depreciation rates approximate the following percentages for the cost of depreciable property:

	2014	2013	2012
Electric	2.6%	2.7%	2.9%
Gas	1.7%	1.7%	1.7%
Nonregulated	2.4%	2.3%	2.3%

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

Purchased Gas Adjustment Clause - MGE Energy and MGE.

MGE's natural gas rates are subject to a fuel adjustment clause designed to recover or refund the difference between the actual cost of purchased gas and the amount included in rates. Differences between the amounts billed to customers and the actual costs recoverable are deferred and recovered or refunded in future periods by means of prospective monthly adjustments to rates. At December 31, 2014 and 2013, MGE had over collected $1.2 million and $1.7 million, respectively. These amounts are included in other current liabilities on the consolidated balance sheet.

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

Allowance for Funds Used During Construction - MGE Energy and MGE.

Allowance for funds used during construction is included in utility plant accounts and represents the cost of borrowed funds used during plant construction and a return on shareholders' capital used for construction purposes. In the consolidated income statements, the cost of borrowed funds (AFUDC-debt) is presented as an offset to interest expense and the return on shareholders' capital (AFUDC-equity funds) is shown as an item within other income. For both 2014 and 2013, as approved by the PSCW, MGE capitalized AFUDC-debt and equity on 50% of applicable average construction work in progress at 8.21%. For 2012, MGE capitalized AFUDC-debt and equity on 50% of applicable average construction work in progress at 8.36%. For both 2014 and 2012, MGE received specific approval to recover 100% AFUDC on certain environmental costs for Columbia and 50% in 2013. Although the allowance does not represent current cash income, it is recovered under the ratemaking process over the service lives of the related properties. See Footnote 20 for further information regarding Columbia AFUDC.

q.

Investments - MGE Energy and MGE.

Investments in limited liability companies that have specific ownership accounts in which MGE Energy or MGE's ownership interest is more than minor and are considered to have significant influence are accounted for using the equity method. All other investments are carried at fair value or at cost, as appropriate. See Footnote 4 for further information.

r.

Capitalized Software Costs - MGE Energy and MGE.

Property, plant, and equipment includes the net book value of capitalized costs of internal use software totaling $8.4 million and $9.0 million at December 31, 2014 and 2013, respectively. During 2014, 2013, and 2012, MGE recorded $1.6 million, $1.5 million, and $1.3 million, respectively, of amortization expense related to these costs. These costs are amortized on a straight-line basis over the estimated useful lives of the assets. For internal use software, the useful lives range from five to ten years.

s.

Impairment of Long-Lived Assets - MGE Energy and MGE.

MGE reviews plant and equipment and other property for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. MGE's policy for determining when long-lived assets are impaired is to recognize an impairment loss if the sum of the expected future cash flows (undiscounted and without interest charges) from an asset are less than the carrying amount of that asset. If an impairment loss is recognized, the amount that will be recorded will be measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. There is no impairment of long-lived assets at December 31, 2014, 2013, and 2012.

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

Excise taxes

MGE Energy, through its utility operations, pays a state license fee tax in lieu of property taxes on property used in utility operations. License fee tax is calculated as a percentage of adjusted operating revenues of the prior year. The electric tax rate is 3.19% for retail sales and 1.59% for sales of electricity for resale by the purchaser. The tax rate on sales of natural gas is 0.97%. The tax is required to be estimated and prepaid in the year prior to its computation and expensing. License fee tax expense, included in other general taxes, was $14.6 million, $13.8 million, and $13.5 million for the years ended December 31, 2014, 2013, and 2012, respectively.

Operating income taxes, including tax credits and license fee tax, are included in rates for utility related items.

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

v.

Treasury Stock - MGE Energy.

Treasury shares are recorded at cost. Any shares of common stock repurchased are held as treasury shares unless cancelled or reissued. No treasury shares are held as of December 31, 2014 and 2013.

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

64

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

(In thousands)	2014	2013
Property, plant, and equipment, net	$179,620	$182,657
Construction work in progress	1,976	1,115
Affiliate receivables	1,742	-
Deferred income tax asset - current	-	219
Deferred income tax liability	40,044	34,141
Long-term debt	67,972	70,639
Noncontrolling interest	72,537	69,876

Long-term debt consists of $68.0 million of senior secured notes that require that MGE Power Elm Road maintain a projected and actual debt service coverage ratio at the end of any calendar quarter of not less than 1.25 to 1.00 for the trailing 12-month period. The debt is secured by a collateral assignment of lease payments that MGE is making to MGE Power Elm Road for use of the Elm Road Units pursuant to the related long-term leases. As of December 31, 2014, MGE Power Elm Road is in compliance with the covenant requirements.

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

As a result, MGE is the primary beneficiary. At December 31, MGE has included the following significant accounts on its consolidated balance sheet related to its interest in this VIE:

(In thousands)	2014	2013
Property, plant, and equipment, net	$86,763	$89,564
Affiliate receivables	5,862	6,767
Accrued interest and taxes	569	4,888
Deferred income taxes	23,813	23,154
Long-term debt	48,218	49,653
Noncontrolling interest	30,755	29,089

Long-term debt consists of $48.2 million of senior secured notes that require that MGE Power West Campus maintain a projected debt service coverage ratio of not less than 1.25 to 1.00 and debt to total capitalization ratio of not more than 0.65 to 1.00. The debt is secured by a collateral assignment of lease payments that MGE is making to MGE Power West Campus for use of the cogeneration facility pursuant to the long-term lease. As of December 31, 2014, MGE Power West Campus is in compliance with the covenant requirements.

MGE has been and will continue to recover lease payments made to MGE Power West Campus in rates. Also, MGE received approval from the PSCW to collect approximately $12.1 million in carrying costs incurred by MGE Power West Campus during construction of the facility. The carrying costs are being recovered in rates over a 10 year period that started in 2005.

c.

Other Variable Interest Entities.

MGE has a variable interest in entities through purchase power agreements relating to purchased energy from the facilities. As of December 31, 2014 and 2013, MGE had 61 megawatts of capacity available under these agreements. MGE evaluated the variable interest entities for possible consolidation. The interest holder is considered the primary beneficiary of the entity and is required to consolidate the entity if the interest holder has the power to direct the activities that most significantly impact the economics of the variable interest entity. MGE examined qualitative factors such as the length of the remaining term of the contracts compared with the remaining lives of the plants, who has the power to direct the operations and maintenance of the facilities, and other factors, and determined MGE is not the primary beneficiary of the variable interest entities. There is not a significant potential exposure to loss as a result of involvement with these variable interest entities.

3.

Property, Plant, and Equipment - MGE Energy and MGE.

Property, plant, and equipment consisted of the following at December 31:

	MGE Energy		MGE
(In thousands)	2014	2013	2014	2013
Utility:
Electric	$1,110,953	$953,290	$1,110,970	$953,307
Gas	369,975	351,694	369,987	351,705
Total utility plant	1,480,928	1,304,984	1,480,957	1,305,012
Less: Accumulated depreciation and amortization	559,615	560,066	559,615	560,066
In-service utility plant, net	921,313	744,918	921,342	744,946
Nonregulated:
Nonregulated	313,152	311,742	312,314	310,745
Less: Accumulated depreciation and amortization	45,388	37,851	45,305	37,814
In-service nonregulated plant, net	267,764	273,891	267,009	272,931
Construction work in progress:
Utility construction work in progress	16,988	140,301	16,988	140,301
Nonregulated construction work in progress	2,041	1,114	2,041	1,114
Total property, plant, and equipment	$1,208,106	$1,160,224	$1,207,380	$1,159,292

MGE's utility plant is subject to the lien of its Indenture of Mortgage and Deed of Trust. As of December 31, 2014 and 2013, there was $1.2 million of bonds outstanding under that indenture. See Footnote 9 for further discussion of the mortgage indenture.

66

4.

Investments - MGE Energy and MGE.

a.

Equity Method Investments, Available for Sale Securities, and Other Investments.

	MGE Energy		MGE
(In thousands)	2014	2013	2014	2013
Available for sale securities:
Cost basis	$1,964	$1,736	$489	$490
Gross unrealized gains	765	629	240	321
Fair value	2,729	2,365	729	811
Equity method investments:
ATC	67,673	64,488	67,673	64,488
Other	1,199	1,099	-	-
Total equity method investments	68,872	65,587	67,673	64,488
Other investments	159	-	-	-
Total	$71,760	$67,952	$68,402	$65,299

MGE Energy's and MGE's available for sale securities represent publicly traded securities and private equity investments in common stock of companies in various industries.

During the years ended December 31, 2014 and 2013, certain investments were liquidated. As a result of these liquidations, MGE Energy and MGE received the following:

	MGE Energy			MGE
(In thousands)	2014	2013	2012	2014	2013	2012
Cash proceeds	$38	$39	$-	$-	$16	$-
Gain (loss) on sale	21	2	-	-	(3)	-

b.

ATC.

ATC owns and operates electric transmission facilities primarily in Wisconsin. MGE received an interest in ATC when it, like other Wisconsin electric utilities, contributed its electric transmission facilities to ATC as required by Wisconsin law. That interest is presently held by MGE Transco, which is jointly owned by MGE Energy and MGE.

MGE Transco has accounted for its investment in ATC under the equity method of accounting. For the years ended December 31, 2014, 2013, and 2012, MGE Transco recorded the following:

(In thousands)	2014	2013	2012
Equity in earnings from investment in ATC	$9,150	$9,434	$9,079
Dividends received from ATC	7,740	7,404	7,146
Capital contributions to ATC	1,775	1,420	2,131

On January 30, 2015, MGE Transco made a $0.2 million capital contribution to ATC.

At December 31, 2014 and 2013, MGE Transco held a 3.6% ownership interest in ATC. MGE Transco's investment balance is different from the amount of the underlying equity in the net assets of ATC. This difference is attributable to the allocation of certain tax impacts related to the initial asset transfer.

At December 31, 2014 and 2013, MGE is the majority owner, and MGE Energy, the holding company, is the minority owner of MGE Transco. MGE Energy's proportionate share of the equity and net income of MGE Transco is classified within the MGE financial statements as noncontrolling interest.

ATC's summarized financial data for the years ended December 31, 2014, 2013, and 2012 is as follows:

(In thousands)
Income statement data for the year ended December 31,	2014	2013	2012
Operating revenues	$635,033	$626,336	$603,254
Operating expenses	(307,451)	(295,069)	(280,999)
Other income (expense)	117	831	(2,533)
Interest expense, net	(88,970)	(84,484)	(82,296)
Earnings before members' income taxes	$238,729	$247,614	$237,426

Balance sheet data as of December 31,	2014	2013	2012
Current assets	$66,410	$80,715	$63,134
Noncurrent assets	3,728,675	3,509,517	3,274,704
Total assets	$3,795,085	$3,590,232	$3,337,838

Current liabilities	$313,065	$381,467	$251,541
Long-term debt	1,701,000	1,550,000	1,550,000
Other noncurrent liabilities	163,818	126,167	95,829
Members' equity	1,617,202	1,532,598	1,440,468
Total members' equity and liabilities	$3,795,085	$3,590,232	$3,337,838

5.

Joint Plant Ownership - MGE Energy and MGE.

a.

Columbia.

MGE and two other utilities jointly own Columbia, a coal-fired generating facility located in Portage, Wisconsin, which accounts for 31% (239 MW) of MGE's net summer rated capacity. Power from this facility is shared in proportion to each company's ownership interest. MGE has a 22% ownership interest in Columbia. The other owners are WPL, which operates Columbia, and WPSC. MGE's share of fuel, operating, and maintenance expenses for Columbia were $28.1 million, $37.5 million, and $36.3 million for the years ended December 31, 2014, 2013, and 2012, respectively. See Footnote 20 for discussion of MGE's future capital commitments in respect to the environmental projects at Columbia as a result of this ownership interest.

Each owner provides its own financing and reflects its respective portion of facilities and operating costs in its financial statements. MGE's interest in Columbia, included in its gross utility plant in service, and the related accumulated depreciation reserves at December 31 were as follows:

(In thousands)	2014	2013
Utility plant	$268,597	$123,097
Accumulated depreciation	(80,645)	(78,880)
Property, plant, and equipment, net	187,952	44,217
Construction work in progress	6,941	120,858
Total property, plant, and equipment	$194,893	$165,075

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

The remainder of the ownership interest in the Elm Road Units is held by two other entities, one of which is also responsible for the Units' operation. Each owner provides its own financing and reflects its respective portion of the facility and costs in its financial statements. MGE's share of fuel, operating, and maintenance expenses for the Elm Road Units were $20.3 million, $13.4 million, and $13.2 million for the years ended December 31, 2014, 2013, and 2012, respectively.

MGE Power Elm Road's interest in the portion of the Elm Road Units in-service and the related accumulated depreciation reserves at December 31 were as follows:

(In thousands)	2014	2013
Nonregulated plant	$199,582	$198,198
Accumulated depreciation	(19,962)	(15,541)
Property, plant, and equipment, net	179,620	182,657
Construction work in progress	1,976	1,115
Total property, plant, and equipment	$181,596	$183,772

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

Each owner provides its own financing and reflects its respective portion of the facility and operating costs in its financial statements. MGE Power West Campus' interest in WCCF and the related accumulated depreciation reserves at December 31 were as follows:

(In thousands)	2014	2013
Nonregulated plant	$111,453	$111,268
Accumulated depreciation	(24,691)	(21,704)
Property, plant, and equipment, net	$86,762	$89,564

Operating charges are allocated to the UW based on formulas contained in the operating agreement. Under the provisions of this arrangement, the UW is required to reimburse MGE for their allocated portion of fuel and operating expenses. For the year ended December 31, 2014, the UW allocated share of fuel and operating costs was $2.8 million. For the years ended December 31, 2013 and 2012, the UW allocated share of fuel and operating costs was $4.9 million.

6.

Regulatory Assets and Liabilities - MGE Energy and MGE.

The following regulatory assets and liabilities are reflected in MGE's consolidated balance sheet as of December 31:

(In thousands)	2014	2013
Regulatory Assets
Asset retirement obligation	$4,532	$4,863
Debt related costs	11,133	11,786
Derivatives	54,998	63,893
Environmental costs	700	920
Tax recovery related to AFUDC equity	8,821	6,956
Unfunded pension and other postretirement liability	84,551	24,591
Other	448	534
Total regulatory assets	$165,183	$113,543
Regulatory Liabilities
Conservation costs	$680	$455
Deferred fuel savings	755	13,386
Elm Road	1,497	607
Income taxes	1,794	2,082
Non-ARO removal costs	16,129	15,182
Renewable energy credits	753	574
Other	1,107	1,044
Total regulatory liabilities	$22,715	$33,330

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

Derivatives

MGE has physical and financial contracts that are defined as derivatives. The amounts recorded for the net mark-to-market value of the commodity based contracts is offset with a corresponding regulatory asset or liability because these transactions are part of the PGA or fuel rules clause authorized by the PSCW. A significant portion of the recorded amount is related to a ten-year purchased power agreement that provides MGE with firm capacity and energy during a base term from June 1, 2012, through May 31, 2022. This agreement is accounted for as a derivative contract. See Footnote 16 for further discussion.

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

Unfunded Pension and Other Postretirement Liability

MGE is required to recognize the unfunded status of defined benefit pension and other postretirement pension plans as a net liability or asset on the balance sheet with an offset to a regulatory asset. The unfunded status represents future expenses that are expected to be recovered in rates. See Footnote 13 for further discussion.

Conservation Costs

MGE has received regulatory treatment for certain conservation expenditures. The expenditures are used for Focus on Energy programs, Wisconsin's statewide energy efficiency and renewable resource program, to promote energy efficiency on the customer's premises. Costs for Focus on Energy programs are estimated in MGE's rates utilizing escrow accounting. The escrow accounting allows the utility to true-up its actual costs incurred and reflect the amount of the true-up in its next rate case filing and amortize the amount over the rate case period.

Deferred Fuel Savings

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

MGE Energy sells shares of its common stock through its Stock Plan. Those shares may be newly issued shares or shares that MGE Energy has purchased in the open market for resale to participants in the Stock Plan. All sales under the stock plan are covered by a shelf registration statement that MGE Energy filed with the SEC. For the years ended December 31, 2014 and 2013, MGE Energy did not issue any new shares of common stock under the Stock Plan.

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

During the years ended December 31, 2014 and 2013, MGE Energy paid $38.4 million (or $1.11 per share) and $37.1 million (or $1.07 per share), respectively, in cash dividends on its common stock. Dividends on common stock at MGE are subject to restrictions imposed by the PSCW and the covenants of MGE's outstanding first mortgage bonds. See Footnote 9 for further discussion of these covenants. During the years ended December 31, 2014 and 2013, MGE paid $26.5 million and $25.0 million, respectively, in cash dividends to MGE Energy.

b.

Dilutive Shares Calculation - MGE Energy.

MGE Energy does not hold any dilutive securities.

71

8.

Noncontrolling Interest - MGE.

The noncontrolling interest on MGE's balance sheet at December 31 was as follows:

(In thousands)	2014	2013
MGE Power Elm Road (a)	$72,537	$69,876
MGE Power West Campus (a)	30,755	29,089
MGE Transco (b)	22,397	19,998
Total noncontrolling interest	$125,689	$118,963

The net income attributable to noncontrolling interest, net of tax, for the years ended December 31, 2014, 2013, and 2012 was as follows:

(In thousands)	2014	2013	2012
MGE Power Elm Road (a)	$16,160	$17,373	$14,837
MGE Power West Campus (a)	7,666	7,657	7,506
MGE Transco (b)	2,484	2,408	2,146
Net income attributable to noncontrolling interest, net of tax	$26,310	$27,438	$24,489

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

(b)

At December 31, 2014, MGE is the majority owner, and MGE Energy is the minority owner, of MGE Transco. MGE Energy's proportionate share of the equity and net income of MGE Transco is classified within the MGE financial statements as noncontrolling interest.

9.

Long-Term Debt - MGE Energy and MGE.

a.

Long-Term Debt.

	2014		2013
(In thousands)	MGE Energy	MGE	MGE Energy	MGE
First Mortgage Bonds: (a)
7.70%, 2028 Series	$1,200	$1,200	$1,200	$1,200
Tax Exempt Debt:
3.45%, 2027 Series,
Industrial Development Revenue Bonds	19,300	19,300	19,300	19,300
Medium-Term Notes: (b)
5.25%, due 2017	30,000	30,000	30,000	30,000
6.12%, due 2028	20,000	20,000	20,000	20,000
7.12%, due 2032	25,000	25,000	25,000	25,000
6.247%, due 2037	25,000	25,000	25,000	25,000
Total Medium-Term Notes	100,000	100,000	100,000	100,000
Other Long-Term Debt: (c)
5.59%, due 2018 (d)	20,000	20,000	20,000	20,000
3.38%, due 2020 (d)	15,000	15,000	15,000	15,000
3.09%, due 2023 (d)	30,000	30,000	30,000	30,000
3.29%, due 2026 (d)	15,000	15,000	15,000	15,000
5.68%, due 2033 (e)	28,954	28,954	29,797	29,797
5.19%, due 2033 (e)	19,264	19,264	19,857	19,857
5.26%, due 2040 (d)	15,000	15,000	15,000	15,000
5.04%, due 2040 (f)	41,805	41,805	43,472	43,472
4.74%, due 2041 (f)	26,167	26,167	27,167	27,167
4.38%, due 2042 (d)	28,000	28,000	28,000	28,000
4.42%, due 2043 (d)	20,000	20,000	20,000	20,000
4.47%, due 2048 (d)	20,000	20,000	20,000	20,000
Total Other Long-Term Debt	279,190	279,190	283,293	283,293
Long-term debt due within one year	(4,182)	(4,182)	(4,102)	(4,102)
Unamortized discount	(252)	(252)	(277)	(277)
Total Long-Term Debt	$395,256	$395,256	$399,414	$399,414

(a)

MGE's utility plant is subject to the lien of its Indenture of Mortgage and Deed of Trust, under which its first mortgage bonds are issued. The Mortgage Indenture provides that dividends or any other distribution or purchase of shares may not be made if the aggregate amount thereof since December 31, 1945 would exceed the earned surplus (retained earnings) accumulated subsequent to December 31, 1945. As of December 31, 2014, approximately $334.8 million was available for the payment of dividends under this covenant.

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

(d)

Issued by MGE. Under that Note Purchase Agreement: (i) note holders have the right to require MGE to repurchase their notes at par in the event of an acquisition of beneficial ownership of 30% or more of the outstanding voting stock of MGE Energy, (ii) MGE must maintain a ratio of its consolidated indebtedness to consolidated total capitalization not to exceed a maximum of 65%, and (iii) MGE cannot issue "Priority Debt" in an amount exceeding 20% of its consolidated assets. Priority Debt is defined as any indebtedness of MGE secured by liens other than specified liens permitted by the Note Purchase Agreement and certain unsecured indebtedness of certain subsidiaries. As of December 31, 2014, MGE is in compliance with the covenant requirements.

(e)

Issued by MGE Power West Campus. The Note Purchase Agreements require it to maintain a projected debt service coverage ratio of not less than 1.25 to 1.00, and debt to total capitalization ratio of not more than 0.65 to 1.00. The notes are secured by a collateral assignment of lease payments that MGE is making to MGE Power West Campus for use of its ownership interest in the West Campus Cogeneration Facility pursuant to a long-term lease. As of December 31, 2014, MGE Power West Campus is in compliance with the covenant requirements.

(f)

Issued by MGE Power Elm Road. The Note Purchase Agreement requires MGE Power Elm Road to maintain a projected and actual debt service coverage ratio at the end of any calendar quarter of not less than 1.25 to 1.00 for the trailing 12-month period. The notes are secured by a collateral assignment of lease payments that MGE is making to MGE Power Elm Road for use of its ownership interest in the Elm Road Units pursuant to long-term leases. As of December 31, 2014, MGE Power Elm Road is in compliance with the covenant requirements.

b.

Long-Term Debt Maturities.

Below is MGE Energy's and MGE's aggregate maturities for all long-term debt for years following the December 31, 2014, consolidated balance sheets.

	MGE
(In thousands)	Energy	MGE *
2015	$4,182	$4,182
2016	4,268	4,268
2017	34,358	34,358
2018	24,452	24,452
2019	4,553	4,553
Future years	327,877	327,877
Total	$399,690	$399,690

*Includes $48.2 million for MGE Power West Campus and $68.0 million for MGE Power Elm Road, all of which are consolidated with MGE's debt (see Footnote 2 for further information).

73

10.

Notes Payable to Banks, Commercial Paper, and Lines of Credit.

a.

MGE Energy.

At December 31, 2014, MGE Energy had an unsecured, committed revolving line of credit of $50 million expiring July 31, 2017. At December 31, 2014, no borrowings were outstanding under this facility.

The agreement requires MGE Energy to maintain a ratio of its consolidated indebtedness to consolidated total capitalization not to exceed a maximum of 65%. A change in control constitutes a default under the agreement. Change in control events are defined as (i) a failure by MGE Energy to hold 100% of the outstanding voting equity interest in MGE or (ii) the acquisition of beneficial ownership of 30% or more of the outstanding voting stock of MGE Energy by one person or two or more persons acting in concert. As of December 31, 2014, MGE Energy is in compliance with the covenant requirements.

b.

MGE.

For short-term borrowings, MGE generally issues commercial paper (issued at the prevailing discount rate at the time of issuance), which is supported by unused committed bank lines of credit. At December 31, 2014, MGE had an unsecured, committed revolving line of credit for $100 million expiring July 31, 2017. The agreement requires MGE to have a period of at least one day, during any 365-day period, on which the principal amount of all outstanding loans thereunder shall be zero. At December 31, 2014, no borrowings were outstanding under this facility; however, there was $7.0 million in commercial paper outstanding.

The agreement requires MGE to maintain a ratio of consolidated debt to consolidated total capitalization not to exceed a maximum of 65%. The ratio calculation excludes assets, liabilities, revenues, and expenses included in MGE's financial statements as the result of the consolidation of VIEs, such as MGE Power West Campus and MGE Power Elm Road. A change in control constitutes a default under the agreement. Change in control events are defined as (i) a failure by MGE Energy to hold 100% of the outstanding voting equity interest in MGE or (ii) the acquisition of beneficial ownership of 30% or more of the outstanding voting stock of MGE Energy by one person or two or more persons acting in concert. As of December 31, 2014, MGE is in compliance with the covenant requirements.

c.

MGE Energy and MGE.

Information concerning short-term borrowings for the past three years is shown below:

	As of December 31,
(In thousands)	2014	2013	2012
MGE Energy(a)
Available lines of credit	$150,000	$150,000	$115,000
Short-term debt outstanding	$7,000	$-	$-
Weighted-average interest rate	0.20%	-%	-%
During the year:
Maximum short-term borrowings	$9,000	$32,000	$16,000
Average short-term borrowings	$182	$6,992	$1,154
Weighted-average interest rate	0.24%	0.18%	0.17%

MGE
Available lines of credit	$100,000	$100,000	$75,000
Commercial paper outstanding	$7,000	$-	$-
Weighted-average interest rate	0.20%	-%	-%
During the year:
Maximum short-term borrowings	$9,000	$32,000	$16,000
Average short-term borrowings	$182	$6,992	$1,154
Weighted-average interest rate	0.24%	0.18%	0.17%

(a)

MGE Energy short-term borrowings include MGE Energy and MGE lines of credit and MGE commercial paper.

74

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

Fair Value of Financial Assets and Liabilities Recorded at the Carrying Amount.

At December 31, 2014 and 2013, the carrying amount of cash, cash equivalents, and outstanding commercial paper approximates fair market value due to the short maturity of those investments and obligations. The estimated fair market value of MGE Energy's and MGE long-term debt is based on quoted market prices for similar financial instruments at December 31. Since long-term debt is not traded in an active market, it is classified as Level 2. The estimated fair market value of MGE Energy's and MGE's financial instruments are as follows:

	2014		2013
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
MGE Energy
Assets:
Cash and cash equivalents	$65,755	$65,755	$68,813	$68,813
Liabilities:
Short-term debt - commercial paper	7,000	7,000	-	-
Long-term debt*	399,690	457,420	403,793	432,010

MGE
Assets:
Cash and cash equivalents	$4,562	$4,562	$14,808	$14,808
Liabilities:
Short-term debt - commercial paper	7,000	7,000	-	-
Long-term debt*	399,690	457,420	403,793	432,010

*Includes long-term debt due within one year.

b.

Recurring Fair Value Measurements.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis for MGE Energy and MGE.

	Fair Value as of December 31, 2014
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Derivatives, net	$642	$-	$-	$642
Exchange-traded investments	927	927	-	-
Total Assets	$1,569	$927	$-	$642
Liabilities:
Derivatives, net(a)	$55,640	$1,012	$-	$54,628
Deferred compensation	2,832	-	2,832	-
Total Liabilities	$58,472	$1,012	$2,832	$54,628

MGE
Assets:
Derivatives, net	$642	$-	$-	$642
Exchange-traded investments	350	350	-	-
Total Assets	$992	$350	$-	$642
Liabilities:
Derivatives, net(a)	$55,640	$1,012	$-	$54,628
Deferred compensation	2,832	-	2,832	-
Total Liabilities	$58,472	$1,012	$2,832	$54,628

	Fair Value as of December 31, 2013
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Derivatives, net	$1,787	$735	$-	$1,052
Exchange-traded investments	792	792	-	-
Total Assets	$2,579	$1,527	$-	$1,052
Liabilities:
Derivatives, net	$65,680	$-	$-	$65,680
Deferred compensation	2,364	-	2,364	-
Total Liabilities	$68,044	$-	$2,364	$65,680

MGE
Assets:
Derivatives, net	$1,787	$735	$-	$1,052
Exchange-traded investments	431	431	-	-
Total Assets	$2,218	$1,166	$-	$1,052
Liabilities:
Derivatives, net	$65,680	$-	$-	$65,680
Deferred compensation	2,364	-	2,364	-
Total Liabilities	$68,044	$-	$2,364	$65,680

(a)

These amounts are shown gross and exclude $2.2 million and $0.2 million of collateral that was posted against derivative positions with counterparties as of December 31, 2014 and 2013, respectively.

No transfers were made in or out of Level 1 or Level 2 for the year ended December 31, 2014.

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

The following table presents the significant unobservable inputs used in the pricing model as of December 31:

	Model Input
Significant Unobservable Inputs	2014	2013
Basis adjustment:
On peak	98.1%	94.2%
Off peak	95.0%	92.6%
Counterparty fuel mix:
Internal generation	50%-70%	50%-70%
Purchased power	50%-30%	50%-30%

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

The following table summarizes the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for both MGE Energy and MGE.

(In thousands)	2014	2013	2012
Balance as of January 1,	$(64,628)	$(72,346)	$(40,661)
Realized and unrealized gains (losses):
Included in regulatory liabilities (assets)	10,642	7,718	(31,685)
Included in other comprehensive income	-	-	-
Included in earnings	5,129	(2,618)	(5,005)
Included in current assets	-	(108)	-
Purchases	26,382	23,726	13,370
Sales	(125)	(2)	92
Issuances	-	-	-
Settlements	(31,386)	(20,998)	(8,457)
Transfers in and/or out of Level 3	-	-	-
Balance as of December 31,	$(53,986)	$(64,628)	$(72,346)
Total gains (losses) included in earnings attributed to the
change in unrealized gains (losses) related to assets and
liabilities held at December 31,(b)	$-	$-	$-

The following table presents total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis for both MGE Energy and MGE (b).

(In thousands)
Year Ended December 31,	2014	2013	2012
Purchased power expense	$5,137	$(2,618)	$(5,005)
Cost of gas sold expense	(8)	-	-
Total	$5,129	$(2,618)	$(5,005)

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

On a consolidated and separate company basis, MGE Energy's and MGE's income tax provision consists of the following provision (benefit) components for the years ended December 31:

	MGE Energy			MGE
(In thousands)	2014	2013	2012	2014	2013	2012
Current payable:
Federal	$(891)	$(1,508)	$(6,053)	$637	$(448)	$(5,030)
State	(589)	8,213	436	(451)	8,322	613
Net-deferred:
Federal	39,284	37,203	37,178	38,553	36,937	36,589
State	10,600	1,163	7,618	10,625	1,223	7,523
Amortized investment tax credits	(219)	(212)	(260)	(219)	(212)	(260)
Total income tax provision	$48,185	$44,859	$38,919	$49,145	$45,822	$39,435

MGE Energy's and MGE's consolidated income tax provision differs from the amount computed by applying the statutory federal income tax rate to income before income taxes, as follows:

	MGE Energy			MGE
	2014	2013	2012	2014	2013	2012
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	5.1%	5.1%	5.0%	5.1%	5.1%	5.0%
Amortized investment tax credits	(0.2)%	(0.2)%	(0.3)%	(0.2)%	(0.2)%	(0.2)%
Credit for electricity from wind energy	(1.7)%	(1.5)%	(1.6)%	(1.7)%	(1.5)%	(1.5)%
Domestic manufacturing deduction	- %	(0.2)%	0.3%	- %	(0.2)%	0.3%
AFUDC equity, net	(0.8)%	(0.7)%	(0.4)%	(0.8)%	(0.7)%	(0.4)%
Other, net, individually insignificant	0.1%	- %	(0.3)%	0.1%	- %	(0.5)%
Effective income tax rate	37.5%	37.5%	37.7%	37.5%	37.5%	37.7%

The significant components of deferred tax liabilities (assets) that appear on MGE Energy's and MGE's consolidated balance sheets as of December 31 as follows:

	MGE Energy		MGE
(In thousands)	2014	2013	2014	2013
Property-related	$312,903	$263,881	$312,807	$263,881
Investment in ATC	36,140	32,696	29,156	27,073
Bond transactions	1,420	1,553	1,420	1,553
Pension and other postretirement benefits	57,847	34,478	57,847	34,478
Derivatives	22,331	26,361	22,331	26,361
Tax deductible prepayments	8,077	7,508	8,077	7,508
Other	10,451	1,995	10,259	1,911
Gross deferred income tax liabilities	449,169	368,472	441,897	362,765
Future tax benefit	(4,092)	-	(4,092)	-
Accrued expenses	(32,091)	(17,195)	(32,091)	(17,195)
Pension and other postretirement benefits	(44,994)	(26,838)	(44,994)	(26,838)
Deferred tax regulatory account	(1,211)	(1,402)	(1,211)	(1,402)
Derivatives	(22,331)	(26,361)	(22,331)	(26,361)
Other	(5,957)	(10,369)	(3,746)	(9,356)
Gross deferred income tax assets	(110,676)	(82,165)	(108,465)	(81,152)
Less valuation allowance	70	195	70	195
Net deferred income tax assets	(110,606)	(81,970)	(108,395)	(80,957)
Deferred income taxes	$338,563	$286,502	$333,502	$281,808

As of December 31, 2014, MGE Energy and MGE have approximately $16.5 million and $5.4 million of state net operating loss and federal tax carryforwards, respectively. The net operating loss and tax credit carryforwards resulted in deferred tax assets of $0.8 million and $5.4 million, respectively, as of December 31, 2014, that are shown net of $2.0 million of unrecognized tax benefits.

The valuation allowance reduces MGE Energy's and MGE's deferred tax assets for state carryforward losses to estimated realizable value due to the uncertainty of future income estimates in various state tax jurisdictions. For tax purposes, as of December 31, 2014, both MGE Energy and MGE had approximately $1.4 million of state tax net operating loss deductions subject to a valuation allowance that expire between 2020 and 2023 if unused.

b.

Accounting for Uncertainty in Income Taxes - MGE Energy and MGE.

MGE Energy and MGE account for the difference between the tax benefit amount taken on prior year tax returns, or expected to be taken on a current year tax return, and the tax benefit amount recognized in the financial statements as an unrecognized tax benefit.

A tabular reconciliation of unrecognized tax benefits and interest from January 1, 2012, to December 31, 2014, is as follows:

(In thousands)
Unrecognized tax benefits:	2014	2013	2012
Unrecognized tax benefits, January 1,	$2,363	$3,204	$2,364
Additions based on tax positions related to the current year	610	377	401
Additions based on tax positions related to the prior years	618	424	580
Reductions based on tax positions related to the current year	-	(40)	-
Reductions based on tax positions related to the prior years	(1,226)	(1,602)	(141)
Unrecognized tax benefits, December 31,	$2,365	$2,363	$3,204

(In thousands)
Interest on unrecognized tax benefits:	2014	2013	2012
Accrued interest on unrecognized tax benefits, January 1,	$101	$314	$216
Reduction in interest expense on uncertain tax positions	(97)	(275)	-
Interest expense on uncertain tax positions	88	62	98
Accrued interest on unrecognized tax benefits, December 31,	$92	$101	$314

Unrecognized tax benefits of $0.4 million and $2.4 million are liabilities shown with other deferred liabilities on the December 31, 2014, and December 31, 2013, consolidated balance sheets, respectively. At December 31, 2014, $2.0 of unrecognized tax benefits are netted with deferred tax assets on the consolidated balance sheet. The interest component is offset by a regulatory asset.

During 2013, the IRS issued guidance on the treatment of electric generation repairs. This guidance prompted the reversal of the unrecognized tax benefits for these repairs in 2013. With the adoption of this new guidance in 2014 unrecognized tax benefits related to electric generation were added. At December 31, 2014 and 2012, MGE Energy and MGE have an unrecognized tax benefit primarily related to temporary tax differences associated with the change in income tax method of accounting for electric generation and electric and gas distribution repairs. At December 31, 2013, MGE Energy and MGE had an unrecognized tax benefit primarily related to temporary tax differences associated with the change in income tax method of accounting for electric and gas distribution repairs. There were no unrecognized tax benefits at December 31, 2014, 2013, or 2012 related to federal permanent differences and tax credits.

The unrecognized tax benefits at December 31, 2014, are not expected to significantly increase or decrease within the next twelve months. In addition, statutes of limitations will expire for MGE Energy and MGE tax returns. The impact of the statutes of limitations expiring is not anticipated to be material. The following table shows tax years that remain subject to examination by major jurisdiction:

Taxpayer	Open Years
MGE Energy and consolidated subsidiaries in federal return	2011 through 2014
MGE Energy Wisconsin combined reporting corporation return	2010 through 2014

13.

Pension Plans and Other Postretirement Benefits - MGE Energy and MGE.

MGE maintains qualified and nonqualified pension plans, health care, and life insurance benefits, and defined contribution 401(k) benefit plans for its employees and retirees. MGE's costs for the 401(k) plans were $2.5 million, $2.3 million, and $2.1 million in 2014, 2013, and 2012, respectively. A measurement date of December 31 is utilized for all pension and postretirement benefit plans.

All employees hired after December 31, 2006, have been enrolled in the defined contribution pension plan, rather than the defined benefit pension plan previously in place.

a.

Benefit Obligations and Plan Assets.

(In thousands)	Pension Benefits		Other Postretirement Benefits
Change in benefit obligations:	2014	2013	2014	2013
Net benefit obligation at beginning of year	$283,958	$315,505	$66,100	$92,605
Service cost	6,179	7,705	1,339	2,380
Interest cost	13,574	12,656	3,166	3,871
Plan participants' contributions	-	-	708	665
Plan amendments(a)	-	-	-	(20,915)
Actuarial (gain) loss(b)	48,162	(40,335)	10,090	(9,687)
Gross benefits paid	(11,640)	(11,573)	(3,113)	(2,998)
Less: federal subsidy on benefits paid(c)	-	-	188	179
Benefit obligation at end of year	$340,233	$283,958	$78,478	$66,100

Change in plan assets:
Fair value of plan assets at beginning of year	$277,398	$212,277	$37,602	$32,124
Actual return on plan assets	21,907	45,816	2,558	5,000
Employer contributions	883	30,878	1,197	2,811
Plan participants' contributions	-	-	708	665
Gross benefits paid	(11,640)	(11,573)	(3,113)	(2,998)
Fair value of plan assets at end of year	$288,548	$277,398	$38,952	$37,602
Funded Status at December 31	$(51,685)	$(6,560)	$(39,526)	$(28,498)

(a)

In 2013, MGE capped the amount it pays each year toward retiree medical premiums at 175% of the 2013 employer contribution for qualified employees.

(b)

In 2014, lower discount rates and mortality table updates were the main drivers to the actuarial loss.

(c)

In 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 was signed into law authorizing Medicare to provide prescription drug benefits to retirees. For the years ended December 31, 2014 and 2013, the subsidy due to MGE was $0.2 million.

The accumulated benefit obligation for the defined benefit pension plans at the end of 2014 and 2013 was $304.0 million and $254.5 million, respectively.

The amounts recognized in the consolidated balance sheets to reflect the funded status of the plans at December 31 are as follows:

	Pension Benefits		Other Postretirement Benefits
(In thousands)	2014	2013	2014	2013
Long-term asset	$-	$15,071	$-	$-
Current liability	(1,025)	(945)	(65)	(13)
Long-term liability	(50,660)	(20,686)	(39,461)	(28,485)
Net liability	$(51,685)	$(6,560)	$(39,526)	$(28,498)

The following table shows the amounts that have not yet been recognized in our net periodic benefit cost as of December 31 and are recorded as regulatory assets in our consolidated balance sheets:

	Pension Benefits		Other Postretirement Benefits
(In thousands)	2014	2013	2014	2013
Net actuarial loss	$85,102	$37,499	$17,657	$7,761
Prior service cost	(413)	(209)	(17,827)	(20,495)
Transition obligation	-	-	32	35
Total	$84,689	$37,290	$(138)	$(12,699)

The projected benefit obligation and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets were as follows:

(In thousands)	Pension Benefits
Projected benefit obligation in excess of plan assets	2014	2013
Projected benefit obligation, end of year	$340,233	$21,631
Fair value of plan assets, end of year	288,548	-

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets and an accumulated benefit obligation in excess of plan assets were as follows:

(In thousands)	Pension Benefits
Accumulated benefit obligation in excess of plan assets	2014	2013
Projected benefit obligation, end of year	$340,233	$21,631
Accumulated benefit obligation, end of year	304,023	19,795
Fair value of plan assets, end of year	288,548	-

b.

Net Periodic Cost.

MGE has elected to recognize the cost of its transition obligation (the accumulated postretirement benefit obligation as of January 1, 1993) by amortizing it on a straight-line basis over 20 years.

(In thousands)	Pension Benefits			Other Postretirement Benefits
Components of net periodic (benefit) cost:	2014	2013	2012	2014	2013	2012
Service cost	$6,179	$7,705	$7,139	$1,339	$2,380	$2,528
Interest cost	13,574	12,656	12,704	3,166	3,871	4,431
Expected return on assets	(22,051)	(19,027)	(15,182)	(2,615)	(2,176)	(1,741)
Amortization of:
Transition obligation	-	-	-	3	3	425
Prior service (benefit) cost	204	314	430	(2,669)	110	110
Actuarial loss	703	8,014	8,288	252	1,236	2,346
Net periodic (benefit) cost	$(1,391)	$9,662	$13,379	$(524)	$5,424	$8,099

c.

Plan Assumptions.

The weighted-average assumptions used to determine the benefit obligations were as follows for the years ended December 31:

	Pension Benefits		Other Postretirement Benefits
	2014	2013	2014	2013
Discount rate	4.11%	4.88%	3.96%	4.69%
Rate of compensation increase	3.85%	3.90%	N/A	N/A
Assumed health care cost trend rates:
Health care cost trend rate assumed for next year	N/A	N/A	6.5%	7.0%
Rate to which the cost trend rate is assumed to
decline (the ultimate trend rate)	N/A	N/A	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	N/A	N/A	2021	2018

The weighted-average assumptions used to determine the net periodic cost were as follows for the years ended December 31:

	Pension Benefits			Other Postretirement Benefits
	2014	2013	2012	2014	2013	2012
Discount rate	4.88%	4.09%	4.50%	4.69%	4.14%	4.55%
Expected rate of return on plan assets	8.10%	8.10%	8.10%	7.07%	6.79%	7.26%
Rate of compensation increase	3.93%	4.60%	4.59%	N/A	N/A	N/A

The assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. The following table shows how an assumed 1% increase or 1% decrease in health care cost trends could impact postretirement benefits in 2014 dollars:

(In thousands)	1% Increase	1% Decrease
Effect on other postretirement benefit obligation	$1,465	$(1,852)
Effect on total service and interest cost components	75	(101)

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

The asset allocation for MGE's pension plans at the end of 2014 and 2013, and the target allocation for 2015, by asset category, follows:

	Target Allocation	Percentage of Plan Assets at Year End
		2014	2013
Equity securities(a)	63.0%	62.0%	66.0%
Fixed income securities	30.0%	31.0%	28.0%
Real estate	7.0%	7.0%	6.0%
Total	100.0%	100.0%	100.0%

(a)

Target allocations for equity securities are broken out as follows: 45.5% United States equity, 17.5% non-United States equity.

The fair value of plan assets for the postretirement benefit plans is $39.0 million and $37.6 million at the end of 2014 and 2013, respectively. Of this amount, $32.8 million and $31.1 million at the end of 2014 and 2013, respectively, were held in the master pension trust and are allocable to postretirement health expenses. The target asset allocation and investment strategy for the portion of assets held in the master pension trust are the same as that explained for MGE's pension plans. The remainder of postretirement benefit assets is held either in an insurance continuance fund for the payment of retiree life benefits or a health benefit trust for payment of retiree health claims. There is no formal target asset allocation for these assets, but the intent is to seek interest income and maintain stability of principal.

e.

Concentrations of Credit Risk.

MGE evaluated its pension and other postretirement benefit plans' asset portfolios for the existence of significant concentrations of credit risk as of December 31, 2014. Types of concentrations that were evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, and foreign country. As of December 31, 2014, there were no significant concentrations (defined as greater than 10 percent of plan assets) of risk in MGE pension and postretirement benefit plan assets.

f.

Fair Value Measurements of Plan Assets.

Pension and other postretirement benefit plan investments are recorded at fair value. See Footnote 11 for more information regarding the fair value hierarchy.

The following is a description of the valuation methodologies used for assets measured at fair value as of December 31, 2014:

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

Fixed Rate Fund – The fair value of the Fixed Rate fund is determined based on the type of assets held. Public market data and GAAP reported market values are used when available. For all other assets, discounted cash flows are calculated using treasury rates and spreads based on the cash flow timing and quality of assets.

The fair value of MGE's plan assets, by asset category are as follows:

	Fair Value as of December 31, 2014
(In thousands)	Total	Level 1	Level 2	Level 3
Equity Securities:
U.S. Large Cap	$99,256	$-	$99,256	$-
U.S. Mid Cap	22,926	-	22,926	-
U.S. Small Cap	29,353	-	29,353	-
International Blend	47,650	-	47,650	-
Fixed Income Securities:
Short-Term Fund	3,776	-	3,776	-
High Yield Bond	15,492	-	15,492	-
Long Duration Bond	79,603	-	79,603	-
Real Estate	23,480	-	-	23,480
Insurance Continuance Fund	1,518	-	-	1,518
Fixed Rate Fund	4,446	-	-	4,446
Total	$327,500	$-	$298,056	$29,444

	Fair Value as of December 31, 2013
(In thousands)	Total	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$5,109	$5,109	$-	$-
Equity Securities:
U.S. Large Cap	96,258	-	96,258	-
U.S. Mid Cap	22,741	-	22,741	-
U.S. Small Cap	28,854	-	28,854	-
International Blend	54,873	-	54,873	-
Fixed Income Securities:
Short-Term Fund	4,789	-	4,789	-
High Yield Bond	15,127	-	15,127	-
Long Duration Bond	66,193	-	66,193	-
Real Estate	19,628	-	-	19,628
Insurance Continuance Fund	1,428	-	-	1,428
Total	$315,000	$5,109	$288,835	$21,056

No transfers were made in or out of Level 1 or Level 2 for the year ended December 31, 2014.

The following table summarizes the changes in the fair value of the Level 3 plan assets.

	Level 3 Assets
(In thousands)	Real Estate	Insurance Continuance Fund	Fixed Rate Fund
Balance as of January 1, 2013	$17,141	$1,466	$-
Actual return on plan assets:
Relating to assets still held at the reporting date	1,565	42	-
Purchases, sales, and settlements	922	(80)	-
Transfers in and/or out of Level 3	-	-	-
Balance as of December 31, 2013	19,628	1,428	-
Actual return on plan assets:
Relating to assets still held at the reporting date	1,561	44	54
Purchases, sales, and settlements	2,291	46	4,392
Transfers in and/or out of Level 3	-	-	-
Balance as of December 31, 2014	$23,480	$1,518	$4,446

g.

Expected Cash Flows.

Contributions to the qualified plans for 2015 are expected to be $10 million, which was paid in January 2015. MGE does not expect to make contributions to the plans for 2016. The contributions for years after 2016 are not yet currently estimated. MGE has adopted the asset smoothing as permitted in accordance with the Pension Protection Act of 2006, including modifications made by WRERA.

Due to uncertainties in the future economic performance of plan assets, discount rates, and other key assumptions, estimated contributions are subject to change. MGE may also elect to make additional discretionary contributions.

In 2014, MGE made $3.3 million in employer contributions to its pension and postretirement plans.

h.

Benefit Payments.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

	Pension	Other Postretirement Benefits
(In thousands)	Pension Benefits	Gross Postretirement Benefits	Expected Medicare Part D Subsidy	Net Postretirement Benefits
2015	$11,944	$3,101	$(211)	$2,890
2016	12,631	3,338	(237)	3,101
2017	13,408	3,757	(258)	3,499
2018	14,613	4,272	(282)	3,990
2019	15,559	4,776	(306)	4,470
2020 - 2024	92,915	29,871	(2,005)	27,866

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

On the grant date, MGE Energy and MGE measure the cost of the employee services received in exchange for a performance unit award based on the current market value of MGE Energy common stock. The fair value of the awards is re-measured quarterly, including at December 31, 2014, as required by applicable accounting standards. Changes in fair value as well as the original grant are recognized as compensation cost. Since this amount is re-measured throughout the vesting period, the compensation cost is subject to variability. These units are subject to a five year graded vesting schedule.

Grant Date	MGE Energy Units Granted
February 20, 2015	18,948
February 21, 2014	21,991
February 15, 2013	22,884
February 17, 2012	25,040
January 21, 2011	23,483

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

Grant Date	MGE Energy Units Granted
January 16, 2015	3,794
January 17, 2014	4,683

During the years ended December 31, 2014, 2013, and 2012, MGE recorded $2.0 million, $1.5 million, and $1.4 million, respectively, in compensation expense as a result of awards under the plans. In January 2014, cash payments of $1.2 million were distributed relating to awards that were granted in 2009. No forfeitures occurred during the years ended December 31, 2014, 2013, and 2012. At December 31, 2014, $5.2 million of outstanding awards are vested, and of this amount no cash settlements have occurred.

15.

Regional Transmission Organizations - MGE Energy and MGE.

MGE reports on a net basis transactions on the MISO and PJM markets in which it buys and sells power within the same hour to meet electric energy delivery requirements. This treatment resulted in a $91.1 million and $78.0 million reduction to sales to the market and purchase power expense for MISO markets for the years ended December 31, 2014 and 2013, respectively, and a $75.9 million reduction to sales to the market and purchased power expense for MISO and PJM markets for the year ended December 31, 2012.

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

b.

Notional Amounts.

The gross notional volume of open derivatives is as follows:

	December 31, 2014	December 31, 2013
Commodity derivative contracts	448,000 MWh	458,660 MWh
Commodity derivative contracts	4,405,000 Dth	3,750,000 Dth
FTRs	1,854 MW	1,984 MW

c.

Financial Statement Presentation.

MGE purchases and sells exchange-traded and over-the-counter options, swaps, and future contracts. These arrangements are primarily entered into to help stabilize the price risk associated with gas or power purchases. These transactions are employed by both MGE's gas and electric segments. Additionally, as a result of the firm transmission agreements that MGE holds on electricity transmission paths in the MISO market, MGE holds FTRs. An FTR is a financial instrument that entitles the holder to a stream of revenues or charges based on the differences in hourly day-ahead energy prices between two points on the transmission grid. The fair values of these instruments are offset with a corresponding regulatory asset/liability depending on whether they are in a net loss/gain position. Depending on the nature of the instrument, the gain or loss associated with these transactions will be reflected as cost of gas sold, fuel for electric generation, or purchased power expense in the delivery month applicable to the instrument. At December 31, 2014, the cost basis of exchange traded derivatives and FTRs exceeded their fair value by $1.6 million. At December 31, 2013, the fair value of exchange traded derivatives and FTRs exceeded their cost basis by $1.8 million.

MGE is a party to a ten-year purchased power agreement that provides MGE with firm capacity and energy during a base term from June 1, 2012, through May 31, 2022. The agreement also allows MGE an option to extend the contract after the base term. The agreement is accounted for as a derivative contract and is recognized at its fair value on the consolidated balance sheet. However, the derivative qualifies for regulatory deferral and is recognized with a corresponding regulatory asset or liability depending on whether the fair value is in a loss or gain position. The fair value of the contract at December 31, 2014 and 2013, reflects a loss position of $53.4 million and $65.7 million, respectively. The actual fuel cost will be recognized in purchased power expense in the month of purchase and collected in rates.

The following table summarizes the fair value of the derivative instruments on the consolidated balance sheet. All derivative instruments in this table are presented on a gross basis and are calculated prior to the netting of instruments with the same counterparty under a master netting agreement as well as the netting of collateral. For financial statement purposes, MGE Energy and MGE have netted instruments with the same counterparty under a master netting agreement as well as the netting of collateral. At December 31, 2014, MGE Energy and MGE had the right to reclaim collateral (a receivable) of $2.2 million.

	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
December 31, 2014
Commodity derivative contracts	Other current assets	$130	Derivative liability (current)	$2,262
Commodity derivative contracts	Other deferred charges	93	Derivative liability (long-term)	171
FTRs	Other current assets	642	Derivative liability (current)	-
Ten-year PPA	N/A	N/A	Derivative liability (current)	6,870
Ten-year PPA	N/A	N/A	Derivative liability (long-term)	46,560

December 31, 2013
Commodity derivative contracts	Other current assets	$1,356	Derivative liability (current)	$51
Commodity derivative contracts	Other deferred charges	167	Derivative liability (long-term)	48
FTRs	Other current assets	363	Derivative liability (current)	-
Ten-year PPA	N/A	N/A	Derivative liability (current)	7,750
Ten-year PPA	N/A	N/A	Derivative liability (long-term)	57,930

The following tables show the effect of netting arrangements for recognized derivative assets and liabilities that are subject to a master netting arrangement or similar arrangement on the balance sheet.

Offsetting of Derivative Assets

	Gross amounts	Gross amounts offset in balance sheet	Collateral posted against derivative positions	Net amount presented in balance sheet

(In thousands)
December 31, 2014
Commodity derivative contracts	$223	$(223)	$-	$-
FTRs	642	-	-	642

December 31, 2013
Commodity derivative contracts	$1,523	$(99)	$(175)	$1,249
FTRs	363	-	-	363

Offsetting of Derivative Liabilities

	Gross amounts	Gross amounts offset in balance sheet	Collateral posted against derivative positions	Net amount presented in balance sheet

(In thousands)
December 31, 2014
Commodity derivative contracts	$2,433	$(223)	$(2,179)	$31
Ten-year PPA	53,430	-	-	53,430

December 31, 2013
Commodity derivative contracts	$99	$(99)	$-	$-
Ten-year PPA	65,680	-	-	65,680

The following tables summarize the unrealized and realized gains (losses) related to the derivative instruments on the consolidated balance sheet at December 31, 2014 and 2013, and the consolidated income statement for the year ended December 31, 2014 and 2013.

	2014		2013
(In thousands)	Current and Long-Term Regulatory Asset	Other Current Assets	Current and Long-Term Regulatory Asset	Other Current Assets

Balance at January 1,	$63,893	$411	$72,329	$574
Change in unrealized loss	(14,518)	-	(5,069)	-
Realized gain (loss) reclassified to a deferred account	595	(595)	(823)	823
Realized gain (loss) reclassified to income statement	5,028	1,185	(2,544)	(986)
Balance at December 31,	$54,998	$1,001	$63,893	$411

	Realized losses (gains)
	2014		2013
	Fuel for electric generation/ purchased power	Cost of gas sold	Fuel for electric generation/ purchased power	Cost of gas sold

(In thousands)
Year Ended December 31:
Commodity derivative contracts	$(5,515)	$(1,103)	$(564)	$868
FTRs	(1,110)	-	(983)	-
Ten-year PPA	1,515	-	4,209	-

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

The ten-year PPA has a provision that may require MGE to post collateral if MGE's debt rating falls below investment grade (i.e., below BBB-). The amount of collateral that it may be required to post varies from $20.0 million to $40.0 million, depending on MGE's nominated capacity amount. As of December 31, 2014, no collateral has been posted. Certain counterparties extend MGE a credit limit. If MGE exceeds these limits, the counterparties may require collateral to be posted. As of December 31, 2014, certain counterparties were in a net liability of less than $0.1 million. As of December 31, 2013, no counterparties were in a net liability position.

Nonperformance of counterparties to the non-exchange traded derivatives could expose MGE to credit loss. However, MGE enters into transactions only with companies that meet or exceed strict credit guidelines, and it monitors these counterparties on an ongoing basis to mitigate nonperformance risk in its portfolio. As of December 31, 2014, no counterparties have defaulted.

17.

Rate Matters - MGE Energy and MGE.

a.

Rate Proceedings.

On December 23, 2014, the PSCW authorized MGE to increase 2015 rates for retail electric customers by 3.8% or $15.4 million and to decrease gas rates by 2.0% or $3.8 million. The increase in retail electric rates cover costs associated with the construction of emission-reduction equipment at Columbia, improvements and reliability of the state's electric transmission system, fuel and purchased power related to coal delivery costs, partially offset by lower cost as a result of market conditions for pension and post-retirement benefit costs. The authorized return on common stock equity is 10.2%.

On July 26, 2013, the PSCW authorized MGE to freeze electric and natural gas rates at 2013 levels for 2014. The order includes authorizing 100% AFUDC on the Columbia scrubber construction project and deferral of increased costs related to ATC and MISO network upgrade fees. As part of the rate freeze plan authorized by the PSCW, effective January 1, 2014, approximately $6.3 million associated with a 2012 fuel rule surplus credit was required to be refunded to customers and was amortized in 2014. The fuel credit accrued interest at MGE's weighted cost of capital. The authorized return on equity remained unchanged at 10.3%.

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

As of December 31, 2014, MGE's fuel costs are within the range authorized by the PSCW in the most recent rate order; therefore, no fuel credits or surcharges were necessary. As part of the rate freeze plan authorized by the PSCW for 2014, $6.3 million associated with the 2012 fuel rule credit was amortized against purchased power expense during the year ended December 31, 2014. The 2013 fuel rule credit of $6.5 million was returned to customers in October 2014.

89

18.

Commitments and Contingencies.

a.

Purchase Contracts - MGE Energy and MGE.

MGE Energy and MGE have entered into various commodity supply, transportation, and storage contracts to meet their obligations to deliver electricity and natural gas to customers. As of December 31, 2014, the future minimum commitments related to these purchase contracts were as follows:

(In thousands)	2015	2016	2017	2018	2019
Coal(a)	$22,630	$16,436	$10,664	$6,560	$3,850
Natural Gas
Transportation and storage(b)	18,074	9,938	273	192	-
Supply(c)	14,971	-	-	-	-
Purchase Power(d)	50,714	51,437	52,043	50,752	37,367
Other	16,452	723	723	324	143
	$122,841	$78,534	$63,703	$57,828	$41,360

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

Chattel Paper Agreement and Other Guarantees - MGE Energy and MGE.

MGE makes available to qualifying customers a financing program for the purchase and installation of energy-related equipment that will provide more efficient use of utility service at the customer's property. MGE is party to a chattel paper purchase agreement with a financial institution under which it can sell or finance an undivided interest with recourse, in up to $10.0 million of the financing program receivables, until July 31, 2015. At December 31, 2014, 2013, and 2012, respectively, MGE had sold a $4.4 million, $5.4 million, and $4.5 million interest in these receivables. MGE retains the servicing responsibility for these receivables.

MGE accounts for servicing rights under the amortization method. Initial determination of the servicing asset fair value is based on the present value of the estimated future cash flows. The discount rate is based on the PSCW authorized weighted cost of capital.

MGE maintains responsibility for collecting and remitting loan payments from customers to the financial institution and does not retain any interest in the assets sold to the financial institution. At December 31, 2014, 2013, and 2012, MGE recorded a servicing asset of $0.2 million, $0.3 million, and $0.2 million, respectively. MGE recognized gains of $0.1 million, $0.2 million, and $0.1 million for the years ended December 31, 2014, 2013, and 2012, respectively, in connection with the sale of loan assets. The servicing asset amount amortized in 2014 was less than $0.1 million. The loan assets are sold to the financial institution at cost, which approximates fair value in view of their market rates of interest. During 2014, 2013, and 2012, MGE received approximately $0.5 million, $1.6 million, and $1.2 million, respectively, from the financial institution for the sale of loan assets. During those same years, payments of $1.5 million, $0.8 million, and $1.2 million, respectively, were made by MGE to the financial institution.

MGE would be required to perform under its guarantee if a customer defaulted on its loan. The energy-related equipment installed at the customer sites is used to secure the customer loans. The loan balances outstanding at December 31, 2014, approximate the fair value of the energy-related equipment acting as collateral. The length of the MGE guarantee to the financial institution varies from one to ten years depending on the term of the underlying customer loan. Principal payments for the next five years on the loans are:

(In thousands)	2015	2016	2017	2018	2019
Principal payments	$906	$884	$482	$420	$410

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

Future minimum rental payments at December 31, 2014, under agreements classified as operating leases with noncancelable terms in excess of one year are as follows:

(In thousands)	2015	2016	2017	2018	2019	Thereafter
Minimum lease payments	$1,553	$1,346	$872	$419	$258	$7,938

Rental expense under operating leases totaled $2.5 million, $2.7 million, and $2.6 million for 2014, 2013, and 2012, respectively.

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

EPA's Proposed Effluent Limitations Guidelines (ELG) and Standards for Steam Electric Power Generating Point Source Category

In June 2013, the EPA published a proposed rule that would amend the current ELG rule and lower the existing permissible water discharge of metals and other pollutants in wastewater from new and existing steam electric generation plants. The proposed rule focuses mainly on water discharges associated with certain air pollution control systems and ash handling systems at coal-burning power plants. Under the proposed rule, the EPA asked for comments on four regulatory options, varying in their compliance stringency and cost. The EPA is under a consent decree to finalize the rule by September 2015. Once finalized, the rule will apply to power plants as they renew their WPDES permits beginning in July 2017.

The ELG rule as proposed would require specific treatments and/or technologies to meet the water discharge requirements. Sites that already have these technologies will be deemed to meet the requirements of the rule. Sites without these technologies would need to install them to be in compliance. The proposed rule as written will likely affect wastewater systems at Columbia and the Elm Road Units. For Columbia, the rule may affect bottom ash handling systems. For the Elm Road Units, the rule may affect its flue gas desulfurization systems.

Based on our current evaluation of the proposed rule and its alternatives, we may need to add treatment systems or additional equipment at our Elm Road and Columbia facilities. However, MGE cannot estimate those costs with any certainty until we are able to evaluate the final version of this rule further.

EPA Cooling Water Intake Rules (Section 316(b))

Section 316(b) of the CWA requires that the cooling water intake structures at electric power plants meet best available technology standards so that mortality from entrainment (drawing aquatic life into a plant's cooling system) and impingement (trapping aquatic life on screens) are reduced. The EPA finalized its 316(b) rule for existing facilities in 2014; however, the rule is the subject of a pending legal challenge. Section 316(b) requirements are implemented in Wisconsin through modifications to plants' WPDES permits, which govern plant water discharges. WDNR is developing rules to implement the EPA 316(b) rule.

Existing facilities under the 316(b) rule (for MGE that includes our Blount, WCCF, and Columbia plants) will need to meet impingement and entrainment reduction standards or take one of seven actions to meet the reduction requirements. Compliance with 316(b) requirements will coincide with permit renewals.

MGE has studied its options and expects that it will meet requirements at its affected facilities with minimal cost. Our WCCF facility already employs a "closed cycle" cooling (CCC) system as defined under the rule. The Columbia plant may need to address multiple intake structures. Our Blount plant has conducted studies regarding options for compliance with the rule. The exact requirements, however, will not be known until those facilities' WPDES permits are modified to account for this rule. Nonetheless, MGE expects that the 316(b) rule will not have material effects on its existing plants.

Energy Efficiency and Renewables

The Wisconsin Energy Efficiency and Renewables Act requires that, by 2015, 10% of the state's electricity be generated from renewable resources. As of December 31, 2014, MGE is in compliance with the 2015 requirement. The costs to comply with the Act and its accompanying regulations are being recovered in rates.

Air Quality

Federal and state air quality regulations impose restrictions on emission of mercury, particulates (PM), sulfur dioxide (SO2), nitrogen oxides (NOx), and other pollutants and require permits for operation of emission sources. These permits have been obtained by MGE and must be renewed periodically. Several EPA initiatives, including the EPA's proposed greenhouse gas regulations, EPA's efforts to regulate methane from natural gas lines, the Cross-State Air Pollution Rule (CSAPR), and revised National Ambient Air Quality Standards (NAAQS) have the potential to result in additional operating and capital expenditure costs for MGE.

EPA's Greenhouse Gas (GHG) Reduction Guidelines under the Clean Air Act 111d Rule

In June 2014, the EPA developed a proposed rule called the Clean Power Plan that set guidelines for states to use in developing plans to control GHG emissions from existing fossil fuel fired electric generating units (EGUs). The EPA's proposal includes reductions in GHG emissions from EGUs by a national average of 30% by 2030 as measured from a 2012 baseline. Each state is given its own emission reduction targets to meet this goal, and States' goals can be higher or lower than the national average. The State of Wisconsin's reduction goal is 34%. These targets are expressed as a "rate-based" emission average to be achieved by the combined fleet of EGUs within the state. States would be expected to make "meaningful progress" towards these reductions by 2020 and to meet their respective targets by 2030.

The EPA's proposal establishes guidelines for states and encourages the use of four "building blocks" for achieving these reductions. These "building blocks" are: (1) increasing the efficiency of EGUs; (2) re-dispatching of gas-fired generation in lieu of coal; (3) expanding the use of low and no carbon power sources, such as wind, nuclear and solar; and (4) improving demand side energy efficiency to reduce electric use.

MGE has been studying the EPA's proposed rule to determine what compliance in Wisconsin would look like. MGE has also participated in discussions on the proposed rule with the Wisconsin Department of Natural Resources, Public Service Commission of Wisconsin, Wisconsin utilities, and industry experts.

The rule is expected to be finalized mid-summer 2015. States will then have up to two years to prepare compliance plans. While there is currently no certainty regarding the terms of the final rule, it is reasonable to assume that this rule will have a material impact on MGE. The parameters of the final rule, however, will determine the extent to which this rule will affect MGE.

National Ambient Air Quality Standards (NAAQS)

The EPA's NAAQS regulations have been developed to set ambient levels of six pollutants to protect sensitive populations (primary NAAQS) and the environment (secondary NAAQS) from the negative effects of exposure to these pollutants at higher levels. The NAAQS regulations govern that the EPA periodically review, and adjust as necessary, the NAAQS for these six air pollutants. The EPA's NAAQS review can result in a lowering of the allowed ambient levels of a pollutant, a change in how the pollutant is monitored, and/or a change in which sources of that pollutant are regulated. States implement any necessary monitoring and measurement changes and recommend areas for attainment (meets the ambient requirements) or nonattainment (does not meet these standards). The EPA makes the final attainment and nonattainment determinations. States must come up with a state implementation plan (SIP) to get nonattainment areas into attainment and maintain air quality in attainment areas. A company with facilities located in a nonattainment area will be most affected. Their facilities may be subject to additional data submissions and measurement during permitting renewals, their facilities may need to meet new standards set by the SIP (which could result in significant capital expenditures), and the company may have additional expenses and/or difficulties expanding or building new facilities. The process from determining acceptable primary and/or secondary NAAQS to executing SIPs can take years. Nonetheless, because the NAAQS regulations have the potential to affect both existing and new facilities in areas, MGE continuously monitors changes to these rules to evaluate whether changes could impact our operations.

MGE is monitoring developments in the Ozone NAAQS rule. In November 2014, the EPA published proposed regulations to lower the Ozone NAAQS to between 65 to 70 parts per billion (ppb). In this proposed rule, the EPA has stated they are also considering leaving the standard at its current level of 75 ppb, or lowering it further to 60 ppb. EPA is seeking comments on these options. Milwaukee County (where our Elm Road Units are located) and Dane and Columbia Counties (where several of our facilities are located) may not meet the Ozone NAAQS if it is lowered to 70 ppb or below. These counties could then be subject to a SIP that could potentially affect MGE facilities, as described above. The EPA plans to have a final Ozone NAAQS rule completed by October 2015. After the rule is finalized, there are several State and Federal actions that need to take place before the Wisconsin SIP will be implemented. Without a SIP in place, it is too soon to tell how a lowered Ozone NAAQS will affect our facilities. MGE will continue to monitor rule developments and subsequent state actions and implementation plans.

MGE is also monitoring developments in the SO2 NAAQS rule. The EPA's SO2 NAAQS rule has been in place for some time and initial attainment/nonattainment designations by states were due in 2013. However, there was no mechanism for determining attainment and thus, the majority of areas across the U.S., including most of Wisconsin, were unable to be classified as either in attainment or nonattainment. In 2014, the EPA proposed a data requirements rule with procedures for states to use to determine attainment and nonattainment areas. The proposed procedures include analyzing a state's highest emitting SO2 sources to determine through measurement and/or modeling if those sources are contributing to SO2 NAAQS exceedances. Based on the proposed data requirements rule, the State of Wisconsin will likely include our Columbia plant and may include the Elm Road Units, in the list of larger sources that require further evaluation through modeling and/or monitoring. Both Columbia and the Elm Road Units already have effective SO2 pollution controls installed and should be in compliance with the final rule, however, we will not know with any certainty if the rule will affect our plants until the State of Wisconsin completes its evaluation. MGE will continue monitoring further actions under this rule to better evaluate the effect it may have on Columbia and the Elm Road Units.

EPA's Cross-State Air Pollution Rule

The EPA's Cross-State Air Pollution Rule (CSAPR) is an interstate air pollution transport rule designed to reduce ozone and fine particulate (PM2.5) air levels in areas that the EPA has determined are being affected by pollution from neighboring and upwind states. The EPA has identified 27 eastern states that are contributing to pollution in other states. CSAPR aims to achieve ozone and PM2.5 reductions by reducing NOx and/or SO2 air emissions, which contribute to ozone and PM2.5, from qualifying electric power plants in the 27 "contributing" states. The rule has been designed so that qualifying power plants will be allocated NOx and SO2 allowances in two phases, with the second phase including further emissions reductions. These plants will need to reduce their emissions and/or purchase allocations from the marketplace to meet their obligations.

CSAPR, as well as its precursor rules, the Clean Air Interstate Rule (CAIR) and the NOx SIP Call, have been subject to litigation. EPA rule adjustments and several court rulings, including recent court and EPA actions, continue to impart a level of uncertainty heading into 2015. See below for additional information on recent developments and uncertainties associated with this rule.

In July 2011, the EPA finalized CSAPR as a court-ordered replacement rule for its CAIR that had been remanded in 2008. The D.C. Circuit Court of Appeals stayed CSAPR in December 2011, then vacated CSAPR and conditionally reinstated CAIR in August 2012. The U.S. Supreme Court issued a decision in April 2014, reversing the D.C. Circuit Court's vacature of CSAPR and remanded the matter back to the D.C. Circuit for further proceedings. In October 2014, the D.C. Circuit lifted its stay of CSAPR and set a briefing schedule for remaining litigation issues that were not resolved by the Supreme Court's decision. The briefing schedule with oral arguments is planned for 2015. Additionally, the State of Wisconsin has filed pleadings with the D.C. Circuit Court reiterating its contention that Wisconsin be removed from CSAPR.

The EPA has interpreted the October 2014 lifting of the stay by the D.C. Circuit as granting the EPA the ability to reset deadlines that have since passed (CSAPR was originally designed to begin in 2012). The EPA instituted an interim final rule effective January 1, 2015, that tolls the CSAPR's deadlines by three years. The tolling of three years under the interim final rule introduces Phase I of CSAPR in 2015, and Phase II of CSAPR in 2017. The EPA is accepting comments on other aspects of the rule through February 2015.

The ongoing litigation in the D.C. Circuit, including the EPA's interpretation of tolling rule deadlines and the State of Wisconsin's arguments to be removed from the rule, leaves unresolved issues that may affect whether, when, and how MGE's facilities will need to comply with this rule. We have worked to achieve compliance with Phase I requirements, should those requirements be confirmed as being effective as of January 1, 2015, while monitoring the court proceedings, which will extend into 2015, as well as any additional actions taken by the EPA in response to its request for comments on the reinstated rule. Further, MGE expects to be able to meet CSAPR requirements by applying reductions achieved from recent pollution control installations at Columbia and early reduction efforts at Blount. We will continue to monitor and evaluate the D.C. Circuit Court remand proceedings and the implementation of the interim rule by the EPA.

Clean Air Visibility Rule (CAVR)

Air modeling indicates that SO2 and NOx emissions from Columbia may impair visibility at certain Class I Scenic Areas. Columbia may, therefore, be subject to the best available retrofit technology (BART) regulations, a subsection of the EPA's Clean Air Visibility Rule (CAVR), which may require pollution control retrofits. The EPA has issued rules directing that compliance with emissions limitations in the CSAPR could also serve as compliance with the BART for SO2 and NOx emissions at electric plants such as Columbia. However, these rules are subject to a legal challenge pending before the D.C. Circuit. In addition, an environmental group had sought, then dismissed without prejudice to refile, a federal appellate court review of Wisconsin's implementation plan for the BART portion of CAVR. These BART rules remain uncertain while subject to the pending legal challenges and while regulatory uncertainty surrounds the CSAPR. Thus, at this time, the BART regulatory obligations, compliance strategies, and costs remain uncertain.

Solid Waste

EPA's Coal Combustion Residuals Rule

In December 2014, the EPA finalized its Disposal of Coal Combustion Residuals from Electric Utilities rule. The rule will go into effect six months after it is published in the Federal Register. The rule provides that coal ash will be regulated as a special waste rather than a hazardous waste and more strictly defines what ash use activities would be exempt from solid waste disposal and considered beneficial use of coal ash. The rule also regulates landfills, ash ponds, and other surface impoundments for coal combustion residuals (CCRS or coal ash) by regulating their design, location, monitoring, and operation.

The final rule is intended to reduce the risk of structural failure of impoundments (ash ponds) and protect groundwater from both impoundment and landfill operations by setting new standards. The rule requires closure of active coal ash ponds and landfills that do not upgrade to meet these standards. Facilities with landfills and/or surface impoundments will be subject to various timeframes for meeting new regulatory requirements depending on the type of landfill or surface impoundment onsite, whether the site has failed any required integrity testing, and whether the facility intends to upgrade to meet regulatory requirements or begin closure proceedings. Timeframes to meet various compliance parameters can vary from 18 months to over 5 years.

The Columbia and Elm Road Units co-owners and plant operators are evaluating the final rule to determine what changes may be necessary at those facilities and the associated timeframes. We anticipate that some design and operational changes may need to be made at these facilities; however, evaluation of this rule is not completed so we are unable to estimate with any certainty the costs to MGE operations at this time. Management believes any compliance costs will be recovered in future rates.

Columbia

Based upon current available information, compliance with various environmental requirements and initiatives is expected to result in significant additional operating and capital expenditures at Columbia as noted below.

Columbia Clean Air Act Litigation

In December 2009, the EPA sent a notice of violation (NOV) to MGE and the other co-owners of Columbia. The NOV alleged that WPL, as owner-operator, and the other co-owners failed to comply with appropriate pre-construction review and permitting requirements and, as a result, violated the PSD program requirements, the Title V operating permit requirements of the CAA, and the Wisconsin State Implementation Plan (SIP). In April 2013, the EPA filed a lawsuit against the co-owners of Columbia asserting similar allegations. In September 2010 and April 2013, Sierra Club filed lawsuits against WPL alleging violations of the CAA at Columbia and other WPL-operated Wisconsin facilities.

In April 2013, WPL, as owner-operator, along with the other owners of Columbia, entered into a consent decree with the EPA and the Sierra Club to resolve these claims, while admitting no liability. In June 2013, the consent decree was approved and entered by the Court. The consent decree requires installation of the following emission controls at Columbia: SO2 scrubbers and baghouses at Columbia Units 1 and 2 by December 31, 2014 (which have now been installed) and an SCR system at Columbia Unit 2 by December 31, 2018. Installation of the SCR was recently authorized by the PSCW. In addition, the consent decree establishes emission rate limits for SO2, NOx, and particulate matter for Columbia Units 1 and 2. The consent decree also includes annual plant-wide emission caps for SO2 and NOx for Columbia. MGE also paid approximately $0.2 million as its share of a civil penalty and will complete approximately $0.6 million in environmental mitigation projects. MGE intends to seek recovery in rates of the costs associated with its compliance with the terms of the final consent decree and currently expects to recover any material compliance costs.

e.

Legal Matters - MGE Energy and MGE.

MGE is involved in various legal matters that are being defended and handled in the normal course of business. MGE maintains accruals for such costs that are probable of being incurred and subject to reasonable estimation. The accrued amount for these matters is not material to the financial statements.

f.

Elm Road - MGE Energy and MGE.

During 2013, WEPCO and Bechtel (the construction contractor for the Elm Road Units) were working through the outstanding warranty claims. The warranty claim for the costs incurred to repair steam turbine corrosion damage identified on both units was resolved through a binding arbitration in June 2013. Final acceptance of the Elm Road Units occurred in June 2013 after all requirements stated in the contract with Bechtel were satisfied. All warranty claims between WEPCO and Bechtel have now been resolved, none of which had a material impact on our financial statements.

g.

Other Commitments.

MGE Energy holds investments in nonpublic entities. From time to time, these entities require additional capital infusions from their investors. MGE Energy has committed to contribute $1.4 million in capital for such infusions. The timing of these infusions is dependent on the needs of the investee and is therefore uncertain at this time.

In addition, MGE Energy has a three year agreement with a venture debt fund expiring in December 2016. MGE Energy has committed to invest up to a total of $1.0 million into this fund. As of December 31, 2014, MGE Energy has $0.2 million remaining in commitments. The timing of infusions is dependent on the needs of the fund and is therefore uncertain at this time.

MGE has several other commitments related to various projects. Payments for these commitments are expected to be as follows:

(In thousands)	2015	2016	2017	2018	2019	Thereafter
Other Commitments	$474	$475	$433	$435	$437	$6,524

19.

Asset Retirement Obligations - MGE Energy and MGE.

MGE recorded an obligation for the fair value of its legal liability for asset retirement obligations (AROs) associated with removal of the West Campus Cogeneration Facility and the Elm Road generating units, electric substations, combustion turbine generating units, wind generating facilities, and photovoltaic generating facilities, all of which are located on property not owned by MGE Energy and MGE and would need to be removed upon the ultimate end of the associated leases. The significant conditional AROs identified by MGE included the costs of abandoning in place gas services and mains, the abatement and disposal of equipment and buildings contaminated with asbestos and PCBs, and the proper disposal and removal of tanks, batteries, and underground cable. Changes in management's assumptions regarding settlement dates, settlement methods, or assigned probabilities could have a material effect on the liabilities recorded by MGE at December 31, 2014, as well as the regulatory asset recorded.

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

The following table shows a rollforward of the AROs from January 1, 2013, to December 31, 2014. Amounts include conditional AROs.

(In thousands)	2014	2013
Balance at January 1,	$19,359	$18,768
Liabilities incurred	68	296
Accretion expense	1,077	1,015
Liabilities settled	(343)	(744)
Revisions in estimated cash flows	(417)	24
Balance at December 31,	$19,744	$19,359

20.

Columbia Environmental Project Construction - MGE Energy and MGE.

MGE and two other utilities jointly own Columbia, a coal-fired generating facility. WPL is the plant operator and permit holder, and owns 46.2% of Columbia. WPSC owns a 31.8% interest and MGE owns a 22% interest in Columbia. In early 2011, the PSCW issued a Certificate and Order authorizing the construction of scrubbers and baghouses and associated equipment on Columbia Units 1 and 2 to reduce SO2 and mercury emissions. The modifications to Unit 2 were placed into service in April 2014, and the modifications to Unit 1 were placed into service in July 2014. The scrubbers and baghouses are expected to support compliance obligations for current and anticipated air quality regulations, including CAIR, CSAPR, MATS, and the Wisconsin Mercury Rule. As of December 31, 2014, $138.8 million of the capitalized project was transferred from Construction work in progress to Property, plant, and equipment on MGE's balance sheet related to Units 1 and 2 being placed into service. This total amount consisted of $129.0 million of capital expenditures and $9.8 million of AFUDC. MGE's share of various contractual commitments entered for the project as of December 31, 2014, is $0.5 million. For the years ended December 31, 2014 and 2013, MGE has recognized after tax $3.0 million and $2.7 million, respectively, in AFUDC equity related to this project.

MGE expects that the costs pertaining to this project will be fully recoverable through rates. For 2014, the PSCW authorized MGE 100% AFUDC on this project during construction. For 2013, the PSCW authorized MGE a 50% current return (included in customer rates) and the remaining 50% as AFUDC.

96

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

d.

Transfers and Servicing Assets.

In June 2014, the FASB issued authoritative guidance within the Codification's Transfers and Servicing topic that provides guidance on the accounting and disclosures for repurchase-to-maturity transactions, securities lending transactions, and repurchase financings. This authoritative guidance is effective January 1, 2015. The authoritative guidance will change the accounting for the Chattel Paper program. Prior to adoption of the standard, Chattel Paper was treated as an off-balance sheet arrangement. Upon adoption, assets and liabilities will increase approximately $4.4 million and additional disclosures will be required. The cumulative impact of this guidance on our financial statements is not expected to be material.

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

The "All Others" segment includes: corporate, CWDC, MAGAEL, MGE State Energy Services, and NGV Fueling Services. These entities' operations consist of investing in companies and property which relate to the regulated operations, financing the regulated operations, or owning and operating natural gas compression equipment.

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

The following table shows segment information for MGE Energy's and MGE's operations:

(In thousands) MGE Energy	Electric	Gas	Non-Regulated Energy	Transmission Investment	All Others	Consolidation/ Elimination Entries	Consolidated Total
Year Ended December 31, 2014
Operating revenues	$394,849	$221,720	$3,283	$-	$-	$-	$619,852
Interdepartmental revenues	509	8,366	42,692	-	-	(51,567)	-
Total operating revenues	395,358	230,086	45,975	-	-	(51,567)	619,852
Depreciation and amortization	(26,933)	(6,308)	(7,407)	-	(47)	-	(40,695)
Other operating expenses	(297,409)	(194,203)	(139)	-	(875)	51,567	(441,059)
Operating income (loss)	71,016	29,575	38,429	-	(922)	-	138,098
Other (deductions) income, net	2,847	(86)	-	9,150	(1,832)	-	10,079
Interest (expense) income, net	(10,410)	(3,229)	(6,208)	-	174	-	(19,673)
Income (loss) before taxes	63,453	26,260	32,221	9,150	(2,580)	-	128,504
Income tax (provision) benefit	(22,070)	(10,480)	(12,932)	(3,664)	961	-	(48,185)
Net income (loss)	$41,383	$15,780	$19,289	$5,486	$(1,619)	$-	$80,319

Year Ended December 31, 2013
Operating revenues	$403,957	$181,462	$5,468	$-	$-	$-	$590,887
Interdepartmental revenues	537	12,629	42,591	-	-	(55,757)	-
Total operating revenues	404,494	194,091	48,059	-	-	(55,757)	590,887
Depreciation and amortization	(25,780)	(5,898)	(7,156)	-	(4)	-	(38,838)
Other operating expenses	(316,277)	(162,661)	(128)	(1)	(752)	55,757	(424,062)
Operating income (loss)	62,437	25,532	40,775	(1)	(756)	-	127,987
Other (deductions) income, net	3,062	59	-	9,434	(1,854)	-	10,701
Interest (expense) income, net	(9,645)	(2,986)	(6,400)	-	107	-	(18,924)
Income (loss) before taxes	55,854	22,605	34,375	9,433	(2,503)	-	119,764
Income tax (provision) benefit	(19,176)	(9,168)	(13,682)	(3,796)	963	-	(44,859)
Net income (loss)	$36,678	$13,437	$20,693	$5,637	$(1,540)	$-	$74,905

Year Ended December 31, 2012
Operating revenues	$392,365	$139,727	$9,231	$-	$-	$-	$541,323
Interdepartmental revenues	487	12,814	34,714	-	-	(48,015)	-
Total operating revenues	392,852	152,541	43,945	-	-	(48,015)	541,323
Depreciation and amortization	(26,031)	(5,569)	(7,107)	-	-	-	(38,707)
Other operating expenses	(300,149)	(136,567)	(121)	-	(1,031)	48,015	(389,853)
Operating income (loss)	66,672	10,405	36,717	-	(1,031)	-	112,763
Other (deductions) income, net	1,145	323	-	9,080	(479)	-	10,069
Interest (expense) income, net	(10,189)	(2,874)	(6,537)	-	133	-	(19,467)
Income (loss) before taxes	57,628	7,854	30,180	9,080	(1,377)	-	103,365
Income tax (provision) benefit	(20,906)	(2,769)	(12,113)	(3,648)	517	-	(38,919)
Net income (loss)	$36,722	$5,085	$18,067	$5,432	$(860)	$-	$64,446

(In thousands) MGE	Electric	Gas	Nonregulated Energy	Transmission Investment	Consolidation/ Elimination Entries	Consolidated Total
Year Ended December 31, 2014
Operating revenues	$394,871	$221,741	$3,283	$-	$-	$619,895
Interdepartmental revenues	487	8,345	42,692	-	(51,524)	-
Total operating revenues	395,358	230,086	45,975	-	(51,524)	619,895
Depreciation and amortization	(26,933)	(6,308)	(7,407)	-	-	(40,648)
Other operating expenses*	(319,175)	(204,597)	(13,071)	-	51,524	(485,319)
Operating income*	49,250	19,181	25,497	-	-	93,928
Other (deductions) income, net*	2,543	(172)	-	5,486	-	7,857
Interest expense, net	(10,410)	(3,229)	(6,208)	-	-	(19,847)
Net income	41,383	15,780	19,289	5,486	-	81,938
Less: Net income attributable to
noncontrolling interest, net of tax	-	-	-	-	(26,310)	(26,310)
Net income attributable to MGE	$41,383	$15,780	$19,289	$5,486	$(26,310)	$55,628

Year Ended December 31, 2013
Operating revenues	$403,980	$181,477	$5,468	$-	$-	$590,925
Interdepartmental revenues	514	12,614	42,591	-	(55,719)	-
Total operating revenues	404,494	194,091	48,059	-	(55,719)	590,925
Depreciation and amortization	(25,780)	(5,898)	(7,156)	-	-	(38,834)
Other operating expenses*	(335,059)	(171,717)	(13,810)	(1)	55,719	(464,868)
Operating income (loss)*	43,655	16,476	27,093	(1)	-	87,223
Other (deductions) income, net*	2,668	(53)	-	5,638	-	8,253
Interest expense, net	(9,645)	(2,986)	(6,400)	-	-	(19,031)
Net income	36,678	13,437	20,693	5,637	-	76,445
Less: net income attributable to
noncontrolling interest, net of tax	-	-	-	-	(27,438)	(27,438)
Net income attributable to MGE	$36,678	$13,437	$20,693	$5,637	$(27,438)	$49,007

Year Ended December 31, 2012
Operating revenues	$392,365	$139,727	$9,231	$-	$-	$541,323
Interdepartmental revenues	487	12,814	34,714	-	(48,015)	-
Total operating revenues	392,852	152,541	43,945	-	(48,015)	541,323
Depreciation and amortization	(26,031)	(5,569)	(7,107)	-	-	(38,707)
Other operating expenses*	(320,701)	(139,236)	(12,234)	-	48,015	(424,156)
Operating income*	46,120	7,736	24,604	-	-	78,460
Other income, net*	791	223	-	5,432	-	6,446
Interest expense, net	(10,189)	(2,874)	(6,537)	-	-	(19,600)
Net income	36,722	5,085	18,067	5,432	-	65,306
Less: Net income attributable to
noncontrolling interest, net of tax	-	-	-	-	(24,489)	(24,489)
Net income attributable to MGE	$36,722	$5,085	$18,067	$5,432	$(24,489)	$40,817

*Amounts are shown net of the related tax expense, consistent with the presentation on the consolidated MGE Income Statement.

The following table shows segment information for MGE Energy's and MGE's assets and capital expenditures:

	Utility			Consolidated
(In thousands) MGE Energy	Electric	Gas	Assets not Allocated	Nonregulated Energy	Transmission Investment	All Others	Consolidation/ Elimination Entries	Total
Assets:
December 31, 2014	$948,241	$308,499	$41,346	$281,410	$67,697	$441,109	$(390,636)	$1,697,666
December 31, 2013	899,257	265,694	19,853	288,116	64,504	431,436	(389,800)	1,579,060
December 31, 2012	888,444	285,468	18,559	323,216	61,064	413,291	(403,118)	1,586,924
Capital Expenditures:
Year ended Dec. 31, 2014	$68,067	$22,104	$-	$2,505	$-	$-	$-	$92,676
Year ended Dec. 31, 2013	100,146	15,554	-	3,347	-	-	-	119,047
Year ended Dec. 31, 2012	81,965	13,812	-	2,658	-	-	-	98,435

	Utility			Consolidated
(In thousands) MGE	Electric	Gas	Assets not Allocated	Nonregulated Energy	Transmission Investment	Consolidation/ Elimination Entries	Total
Assets:
December 31, 2014	$948,241	$308,499	$41,346	$281,360	$67,697	$(6,521)	$1,640,622
December 31, 2013	899,257	265,694	19,853	288,066	64,504	(6,731)	1,530,643
December 31, 2012	888,444	285,468	18,559	323,166	61,064	(23,050)	1,553,651
Capital Expenditures:
Year ended Dec. 31, 2014	$68,067	$22,104	$-	$2,505	$-	$-	$92,676
Year ended Dec. 31, 2013	100,146	15,554	-	3,347	-	-	119,047
Year ended Dec. 31, 2012	81,965	13,812	-	2,658	-	-	98,435

23.

Quarterly Summary of Operations - MGE Energy (unaudited).

(In thousands, except per share amounts)	Quarters Ended
2014	March 31	June 30	September 30	December 31
Operating revenues:
Regulated electric revenues	$98,852	$96,697	$112,869	$86,431
Regulated gas revenues	110,713	31,218	21,404	58,385
Nonregulated revenues	680	850	862	891
Total Operating Revenues	210,245	128,765	135,135	145,707
Operating expenses	166,274	104,324	95,015	116,141
Operating income	43,971	24,441	40,120	29,566
Interest and other income, net	11	(1,320)	(2,505)	(5,780)
Income tax provision	(16,265)	(9,034)	(14,286)	(8,600)
Earnings on common stock	$27,717	$14,087	$23,329	$15,186
Earnings per common share	$0.80	$0.41	$0.67	$0.44
Dividends per share	$0.272	$0.272	$0.283	$0.283

2013
Operating revenues:
Regulated electric revenues	$93,494	$96,846	$119,836	$93,781
Regulated gas revenues	72,467	30,042	18,864	60,089
Nonregulated revenues	1,276	1,400	1,399	1,393
Total Operating Revenues	167,237	128,288	140,099	155,263
Operating expenses	129,609	103,791	100,199	129,301
Operating income	37,628	24,497	39,900	25,962
Interest and other income, net	(1,366)	(1,946)	(855)	(4,056)
Income tax provision	(13,678)	(8,660)	(14,692)	(7,829)
Earnings on common stock	$22,584	$13,891	$24,353	$14,077
Earnings per common share	$0.65	$0.40	$0.70	$0.41
Dividends per share	$0.263	$0.263	$0.272	$0.272

Notes:

•

The quarterly results of operations within a year may not be comparable because of seasonal and other factors.

•

The sum of earnings per share of common stock for any four quarters may vary slightly from the earnings per share of common stock for the equivalent twelve-month period due to rounding.

•

MGE Energy's operations are based primarily on its utility subsidiary MGE.

24.

Related Party Transactions - MGE Energy and MGE.

ATC

During 2014, 2013, and 2012, MGE recorded $26.8 million, $27.7 million, and $25.3 million, respectively, for transmission services received from ATC. MGE also provides a variety of operational, maintenance, and project management work for ATC, which is reimbursed by ATC. For the year ended December 31, 2014, MGE had a receivable due from ATC of $0.1 million. For the years ended December 31, 2013 and 2012, MGE had a receivable due from ATC of $0.2 million.

For additional discussion on MGE's relationship with ATC, see Footnote 4.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

MGE Energy and MGE

None.

Item 9A. Controls and Procedures.

MGE Energy and MGE

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

During the fourth quarter of 2014, each registrant's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to that registrant, including its subsidiaries, is accumulated and made known to that registrant's management, including its principal executive officer and its principal financial officer, by other employees of that registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, the registrants do not control or manage certain of their unconsolidated entities, and thus, their access and ability to apply their procedures to those entities is more limited than is the case for their consolidated subsidiaries.

As of December 31, 2014, the principal executive officer and principal financial officer of each registrant concluded that such registrant's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective to accomplish their objectives. Each registrant intends to strive continually to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

During the quarter ended December 31, 2014, there were no changes in MGE Energy or MGE's internal controls over financial reporting that materially affected, or are reasonably likely to affect materially, MGE Energy or MGE's internal control over financial reporting.

MGE Energy and MGE

Management of MGE Energy and MGE are required to assess and report on the effectiveness of its internal control over financial reporting as of December 31, 2014. As a result of that assessment, management determined that there were no material weaknesses as of December 31, 2014 and, therefore, concluded that MGE Energy and MGE's internal control over financial reporting was effective. Management's Report on Internal Control Over Financial Reporting is included in Item 8. Financial Statements and Supplementary Data.

Item 9B. Other Information.

MGE Energy

None.

PART III.

Item 10. Directors, Executive Officers, and Corporate Governance.

MGE Energy

The information required by Item 10 relating to directors and nominees for election as directors at MGE Energy's annual meeting of shareholders is incorporated herein by reference to the information under the heading "ELECTION OF DIRECTORS" in MGE Energy's definitive proxy statement (2015 Proxy Statement) to be filed with the SEC on or before March 27, 2015. Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the information under the heading "BENEFICIAL OWNERSHIP - Section 16(a) Beneficial Ownership Reporting Compliance" in the 2015 Proxy Statement.

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

Item 11. Executive Compensation.

See Item 12.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

MGE Energy

The required information for Items 11 and 12 is included in the 2015 Proxy Statement, which will be filed with the SEC on or before March 27, 2015, under the section "EXECUTIVE COMPENSATION," not including "Compensation Committee Report," and "Company Performance," and under the section "BENEFICIAL OWNERSHIP," which is incorporated herein by reference.

MGE Energy does not have or maintain any equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

MGE Energy

The information required by Item 13 is incorporated by reference herein from the "BOARD OF DIRECTORS INFORMATION" section in the 2015 Proxy Statement, which will be filed with the SEC on or before March 27, 2015.

Item 14. Principal Accounting Fees and Services.

MGE Energy

The information required by Item 14 is incorporated herein by reference to the information under the heading "RATIFICATION OF PRICEWATERHOUSECOOPERS LLP AS OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM" in the 2015 Proxy Statement, which will be filed with the SEC on or before March 27, 2015.

MGE

Independent Registered Public Accounting Firm Fees Disclosure

	2014	2013
Audit Fees (a)	$803,913	$735,399
Audit-Related Fees (b)	50,000	100,000
Tax Fees (c)	204,367	45,413
All Other Fees (d)	69,100	194,172

(a)

Audit Fees were for professional services rendered for the audits of the financial statements, review of the interim financial statements, and services that generally only the independent auditor can reasonably provide, such as comfort letters, statutory audits, consents and assistance with and review of documents filed with the SEC.

(b)

Audit-Related Fees were for professional services rendered in connection with utility commission-mandated obligations and a Department of Energy smart grid grant compliance audit.

(c)

Tax Fees were for review of federal and state income tax returns and tax planning. The increase in 2014 fees reflects services rendered to change the tax method of accounting for repairs and for other tax planning.

(d)

All Other Fees were for generation project advisory services, computer system implementation assurance review, and access to the PwC online accounting standards library.

MGE is a wholly owned subsidiary of MGE Energy and does not have a separate audit committee. Instead, that function is fulfilled for MGE by the MGE Energy Audit Committee. The Audit Committee approves each engagement of the independent registered public accounting firm to render any audit or nonaudit services before the firm is engaged to render those services. The Chair of the Audit Committee or other designated Audit Committee member may represent the entire Audit Committee for purposes of this approval. Any services approved by the Chair or other designated Audit Committee members are reported to the full Audit Committee at the next scheduled Audit Committee meeting. No de minimis exceptions to this approval process are allowed under the Audit Committee Charter; and thus, none of the services described in the preceding table were approved pursuant to Rule 2-01(c)(7)(i)(C) of Regulation S-X.

PART IV.

Item 15. Exhibits and Financial Statement Schedules.

(a) 1. Financial Statements.

MGE Energy
Consolidated Statements of Income for the years ended December 31, 2014, 2013, and 2012	51
Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013, and 2012	51
Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013, and 2012	52
Consolidated Balance Sheets as of December 31, 2014 and 2013	53
Consolidated Statements of Common Equity as of December 31, 2014, 2013, and 2012	54
Notes to Consolidated Financial Statements	59

MGE
Consolidated Statements of Income for the years ended December 31, 2014, 2013, and 2012	55
Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013, and 2012	55
Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013, and 2012	56
Consolidated Balance Sheets as of December 31, 2014 and 2013	57
Consolidated Statements of Common Equity as of December 31, 2014, 2013, and 2012	58
Notes to Consolidated Financial Statements	59

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

3.1

Amended and Restated Articles of Incorporation of MGE Energy, Inc. (Exhibit 4.1 to MGE Energy's Registration Statement on Form S-3, Registration No. 333-197423.)

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

105

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

107

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

10.35*

Form of Performance Unit Award Agreement. (Exhibit 10.42 to Form 10-K for the year ended December 31, 2008, File No. 0-49965.)

10.36*    Form of Amendment to Performance Unit Award Agreement. (Exhibit 10.1 to Form 8-K dated April 15, 2011, File No. 0-49965.)

10.37*

MGE Energy, Inc., 2013 Director Incentive Plan. (Exhibit 10.37 to Form 10-K for the year ended December 31, 2013, File No. 0-49965.)

10.38*

Form of 2013 Director Incentive Plan Award Agreement. (Exhibit 10.38 to Form 10-K for the year ended December 31, 2013, File No. 0-49965.)

12

Statements regarding computation of ratio of earnings to fixed charges:

12.1

MGE Energy, Inc.

12.2

Madison Gas and Electric Company

21

Subsidiaries of MGE Energy, Inc.

23

Consent of Independent Registered Public Accounting Firm

23.1

MGE Energy, Inc.

23.2

Madison Gas and Electric Company

31

Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 as to the Annual Report on Form 10-K for the year ended December 31, 2014, filed by the following officers for the following companies:

31.1

Filed by Gary J. Wolter for MGE Energy, Inc.

31.2

Filed by Jeffrey C. Newman for MGE Energy, Inc.

31.3

Filed by Gary J. Wolter for Madison Gas and Electric Company

31.4

Filed by Jeffrey C. Newman for Madison Gas and Electric Company

108

32

Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) as to the Annual Report on Form 10-K for the year ended December 31, 2014, filed by the following officers for the following companies:

32.1

Filed by Gary J. Wolter for MGE Energy, Inc.

32.2

Filed by Jeffrey C. Newman for MGE Energy, Inc.

32.3

Filed by Gary J. Wolter for Madison Gas and Electric Company

32.4

Filed by Jeffrey C. Newman for Madison Gas and Electric Company

101

Interactive Data Files:

101.INS

XBRL Instance

101.SCH

XBRL Taxonomy Extension Schema

101.CAL

XBRL Taxonomy Extension Calculation

101.DEF

XBRL Taxonomy Extension Definition

101.LAB

XBRL Taxonomy Extension Labels

101.PRE

XBRL Taxonomy Extension Presentation

*Indicates a management contract or compensatory plan or arrangement.

109

Schedule I
Condensed Parent Company Financial Statements

MGE Energy, Inc.
Statements of Comprehensive Income
(Parent Company Only)
(In thousands)

	For the years ended December 31,
	2014	2013	2012
Operating Expenses:
Other operations and maintenance	$689	$613	$649
Total Operating Expenses	689	613	649
Operating Loss	(689)	(613)	(649)
Equity in earnings of investments	81,811	76,362	65,132
Other income/(loss), net	(1,879)	(1,863)	(496)
Other interest	93	55	45
Income before income taxes	79,336	73,941	64,032
Income tax provision	983	964	414
Net Income	80,319	74,905	64,446
Other Comprehensive Income, Net of Tax:
Unrealized gain (loss) on available-for-sale securities, net of
tax (($54), ($189), and $12)	81	283	(18)
Comprehensive Income	$80,400	$75,188	$64,428

The accompanying notes are an integral part of the above consolidated financial statements.

MGE Energy, Inc.
Statements of Cash Flows
(Parent Company Only)
(In thousands)

	For the years ended December 31,
	2014	2013	2012
Net Cash Flows Provided by Operating Activities	$48,165	$53,952	$49,819
Investing Activities:
Other investing	(2,422)	(2,425)	(1,558)
Cash Used for Investing Activities	(2,422)	(2,425)	(1,558)
Financing Activities:
Cash dividends paid on common stock	(38,429)	(37,107)	(35,951)
Other financing	(89)	(97)	(49)
Cash Used for Financing Activities	(38,518)	(37,204)	(36,000)
Change in Cash and Cash Equivalents:	7,225	14,323	12,261
Cash and cash equivalents at beginning of period	51,204	36,881	24,620
Cash and cash equivalents at end of period	$58,429	$51,204	$36,881

The accompanying notes are an integral part of the above consolidated financial statements.

110

Schedule I
Condensed Parent Company Financial Statements (continued)

MGE Energy, Inc.
Balance Sheets
(Parent Company Only)
(In thousands)

	At December 31,
ASSETS	2014	2013
Current Assets:
Cash and cash equivalents	$58,429	$51,204
Accounts receivable, net:
Accounts receivable from affiliates	64	125
Other current assets	2,809	1,015
Total Current Assets	61,302	52,344
Other deferred assets and other	140	157
Investments:
Investments in affiliates	619,563	583,435
Other investments	1,177	948
Total Investments	620,740	584,383
Total Assets	$682,182	$636,884

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable to affiliates	$7,096	$530
Accrued taxes	663	4,297
Other current liabilities	2,601	3,076
Total Current Liabilities	10,360	7,903
Other Credits:
Deferred income taxes	7,125	5,646
Accounts payable to affiliates	5,296	5,825
Total Other Credits	12,421	11,471
Shareholders' Equity:
Common shareholders' equity	350,936	350,936
Retained income	308,007	266,197
Other comprehensive income	458	377
Total Shareholders' Equity	659,401	617,510
Commitments and contingencies (see Footnote 3)	-	-
Total Liabilities and Shareholders' Equity	$682,182	$636,884

The accompanying notes are an integral part of the above consolidated financial statements.

111

Schedule I

Condensed Parent Company Financial Statements (continued)

Notes to Condensed Financial Statements

(Parent Company Only)

1.

Basis of Presentation.

MGE Energy is a holding company and conducts substantially all of its business operations through its subsidiaries. For Parent Company only presentation, investment in subsidiaries are accounted for using the equity method. These condensed Parent Company financial statements and related notes have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X. These statements should be read in conjunction with the financial statements and the notes in Item 8. Financial Statements and Supplementary Data of the Annual Report on Form 10-K for the year ended December 31, 2014.

2.

Credit Agreements.

As of December 31, 2014, MGE Energy had access to an unsecured, committed credit facility with aggregate bank commitments of $50.0 million. At December 31, 2014, no borrowings were outstanding under this facility.

See Footnote 10 of the Notes to Consolidated Financial Statements for further information regarding MGE Energy's credit agreements.

3.

Commitments and Contingencies.

See Footnote 18 of the Notes to Consolidated Financial Statements for commitments and contingencies.

4.

Dividends from Affiliates.

	Dividends from Affiliates
(In thousands)	2014	2013	2012
MGE	$26,500	$25,000	$20,404
MGE Construct	-	-	239
MGE Power Elm Road	13,500	17,300	16,000
MGE Power	-	-	200
MGE Power West Campus	6,000	9,250	7,500
MGE Transco	1,859	816	-
Total	$47,859	$52,366	$44,343

Dividend Restrictions

Dividend payments by MGE to MGE Energy are subject to restrictions arising under a PSCW rate order and, to a lesser degree, MGE's first mortgage bonds. The PSCW order restricts any dividends that MGE may pay MGE Energy if its common equity ratio, calculated in the manner used in the rate proceeding, is less than 55%. MGE's thirteen month rolling average common equity ratio at December 31, 2014, is 56.9% as determined under the calculation used in the rate proceeding. MGE paid cash dividends of $26.5 million to MGE Energy in 2014. The rate proceeding calculation includes as indebtedness imputed amounts for MGE's outstanding purchase power capacity payments and other PSCW adjustments, but does not include the indebtedness associated with MGE Power Elm Road or MGE Power West Campus, which are consolidated into MGE's financial statements but are not direct obligations of MGE.

MGE has covenanted with the holders of its first mortgage bonds not to declare or pay any dividend or make any other distribution on or purchase any shares of its common stock unless, after giving effect thereto, the aggregate amount of all such dividends and distributions and all amounts applied to such purchases, after December 31, 1945, shall not exceed the earned surplus (retained earnings) accumulated subsequent to December 31, 1945. As of December 31, 2014, approximately $334.8 million was available for the payment of dividends under this covenant.

See Footnotes 9 and 10 of the Notes to Consolidated Financial Statement for long-term debt and lines of credit dividend restrictions.

112

Schedule II
MGE Energy, Inc. and Madison Gas and Electric Company
Valuation and Qualifying Accounts

		Additions
	Balance at beginning of period	(1) Charged to costs and expenses	(2) Charged to other accounts	Net Accounts written off	Balance at end of period

Fiscal Year 2012:
Accumulated provision for uncollectibles	$4,100,333	2,825,300	44,400	(2,153,915)	$4,816,118

Fiscal Year 2013:
Accumulated provision for uncollectibles	$4,816,118	2,373,342	37,200	(2,256,949)	$4,969,711

Fiscal Year 2014:
Accumulated provision for uncollectibles	$4,969,711	1,898,300	15,092	(2,134,446)	$4,748,657

113

Signatures - MGE Energy, Inc.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

MGE Energy, Inc.
(Registrant)

Date: February 26, 2015	/s/ Gary J. Wolter
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2015.

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

Madison Gas and Electric Company
(Registrant)

Date: February 26, 2015	/s/ Gary J. Wolter
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2015.

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

115