Form 10-Q
period 2015-03-31
MGE ENERGY INC; MADISON GAS & ELECTRIC CO
filed 2015-05-07
CIK 1161728, 61339

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:

March 31, 2015

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

Number of Shares Outstanding of Each Class of Common Stock as of April 30, 2015
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

14

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

30

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

39

Item 4. Controls and Procedures.

42

PART II. OTHER INFORMATION.

43

Item 1. Legal Proceedings.

43

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

43

Item 4. Mine Safety Disclosures.

43

Item 6. Exhibits.

43

Signatures - MGE Energy, Inc.

45

Signatures - Madison Gas and Electric Company

46

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

The factors that could cause actual results to differ materially from the forward-looking statements made by a registrant include (a) those factors discussed in the Registrants' 2014 Annual Report on Form 10-K: Item 1A. Risk Factors, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, as updated by Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations in this report, and Item 8. Financial Statements and Supplementary Data – Note 18, as updated by Part I, Item 1. Financial Statements – Note 8 in this report, and (b) other factors discussed herein and in other filings made by that registrant with the SEC.

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

Definitions, Abbreviations, and Acronyms Used in the Text and Notes of this Report

Abbreviations, acronyms, and definitions used in the text and notes of this report are defined below.

MGE Energy and Subsidiaries:

CWDC	Central Wisconsin Development Corporation
MAGAEL	MAGAEL, LLC
MGE	Madison Gas and Electric Company
MGE Energy	MGE Energy, Inc.
MGE Power	MGE Power, LLC
MGE Power Elm Road	MGE Power Elm Road, LLC
MGE Power West Campus	MGE Power West Campus, LLC
MGE State Energy Services	MGE State Energy Services, LLC
MGE Transco	MGE Transco Investment, LLC
NGV Fueling Services	NGV Fueling Services, LLC
North Mendota	North Mendota Energy & Technology Park, LLC

Other Defined Terms:

AFUDC	Allowance for Funds Used During Construction
ATC	American Transmission Company LLC
BART	Best Available Retrofit Technology
Blount	Blount Station
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CAVR	Clean Air Visibility Rule
Codification	Financial Accounting Standards Board Accounting Standards Codification
Columbia	Columbia Energy Center
CSAPR	Cross-State Air Pollution Rule
CWA	Clean Water Act
Dth	Dekatherms, a quantity measure used in respect of natural gas
EGUs	Electric Generating Units
ELG	Effluent Limitations Guidelines
Elm Road Units	Elm Road Generating Station
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FTR	Financial Transmission Rights
GHG	Greenhouse Gas
Heating degree days (HDD)	Measure of the extent to which the average daily temperature is below 65 degrees Fahrenheit, which is considered an indicator of possible increased demand for energy to provide heating
IRS	Internal Revenue Service
kWh	Kilowatt-hour, a measure of electric energy produced
MISO	Midcontinent Independent System Operator (a regional transmission organization)
MW	Megawatt, a measure of electric energy generating capacity
MWh	Megawatt-hour, a measure of electric energy produced
NAAQS	National Ambient Air Quality Standards
NOV	Notice of Violation
NOx	Nitrogen Oxides
PGA	Purchased Gas Adjustment clause, a regulatory mechanism used to reconcile natural gas costs recovered in rates to actual costs
PJM	PJM Interconnection, LLC (a regional transmission organization)
PM	Particulate Matter
PPA	Purchased Power Agreement
ppb	Parts Per Billion
PSCW	Public Service Commission of Wisconsin

ROE	Return on Equity
SCR	Selective Catalytic Reduction
SEC	Securities and Exchange Commission
SIP	State Implementation Plan
SO2	Sulfur Dioxide
the State	State of Wisconsin
Stock Plan	Direct Stock Purchase and Dividend Reinvestment Plan of MGE Energy
UW	University of Wisconsin at Madison
VIE	Variable Interest Entity
WCCF	West Campus Cogeneration Facility
WDNR	Wisconsin Department of Natural Resources
Working capital	Current assets less current liabilities
WPDES	Wisconsin Pollutant Discharge Elimination System
WPL	Wisconsin Power and Light Company
WPSC	Wisconsin Public Service Corporation
XBRL	eXtensible Business Reporting Language

Item 1. Financial Statements.

MGE Energy, Inc.

Consolidated Statements of Income (unaudited)

(In thousands, except per-share amounts)

	Three Months Ended March 31,

	2015	2014
Operating Revenues:
Regulated electric revenues	$98,240	$98,852
Regulated gas revenues	69,928	110,713
Nonregulated revenues	1,966	680
Total Operating Revenues	170,134	210,245

Operating Expenses:
Fuel for electric generation	11,892	14,132
Purchased power	22,865	18,555
Cost of gas sold	46,919	78,508
Other operations and maintenance	40,674	40,472
Depreciation and amortization	10,849	9,746
Other general taxes	5,084	4,861
Total Operating Expenses	138,283	166,274
Operating Income	31,851	43,971

Other income, net	2,105	4,552
Interest expense, net	(5,091)	(4,541)
Income before income taxes	28,865	43,982
Income tax provision	(10,587)	(16,265)
Net Income	$18,278	$27,717

Earnings Per Share of Common Stock
(basic and diluted)	$0.53	$0.80

Dividends per share of common stock	$0.283	$0.272

Average Shares Outstanding
(basic and diluted)	34,668	34,668

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Comprehensive Income (unaudited)

(In thousands)

	Three Months Ended March 31,

	2015	2014
Net Income	$18,278	$27,717
Other comprehensive income, net of tax:
Unrealized (loss) gain on available-for-sale securities, net of
tax ($57 and $(5))	(85)	7
Comprehensive Income	$18,193	$27,724

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Three Months Ended March 31,

	2015	2014
Operating Activities:
Net income	$18,278	$27,717
Items not affecting cash:
Depreciation and amortization	10,849	9,746
Deferred income taxes	3,723	(877)
Provision for doubtful receivables	97	743
Employee benefit plan expenses	792	(332)
Equity earnings in ATC	(1,881)	(2,481)
Other items	(658)	(679)
Changes in working capital items:
Decrease in current assets	17,985	3,283
(Decrease) increase in current liabilities	(11,091)	19,604
Dividend income from ATC	1,420	1,917
Cash contributions to pension and other postretirement plans	(10,809)	(818)
Other noncurrent items, net	5,935	547
Cash Provided by Operating Activities	34,640	58,370

Investing Activities:
Capital expenditures	(11,533)	(21,800)
Capital contributions to investments	(280)	(693)
Other	(48)	(682)
Cash Used for Investing Activities	(11,861)	(23,175)

Financing Activities:
Cash dividends paid on common stock	(9,794)	(9,420)
Repayment of long-term debt	(1,037)	(1,019)
Repayment of short-term debt	(7,000)	-
Other	-	(80)
Cash Used for Financing Activities	(17,831)	(10,519)

Change in cash and cash equivalents	4,948	24,676
Cash and cash equivalents at beginning of period	65,755	68,813
Cash and Cash Equivalents at End of Period	$70,703	$93,489

The accompanying notes are an integral part of the unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Balance Sheets (unaudited)

(In thousands)

	March 31,	December 31,
ASSETS	2015	2014
Current Assets:
Cash and cash equivalents	$70,703	$65,755
Accounts receivable, less reserves of $3,972 and $4,329, respectively	43,861	41,614
Other accounts receivable, less reserves of $401 and $420, respectively	6,443	7,610
Unbilled revenues	25,366	31,262
Materials and supplies, at average cost	18,027	17,121
Fossil fuel	14,418	8,098
Stored natural gas, at average cost	8,398	21,036
Prepaid taxes	30,860	38,910
Regulatory assets - current	7,537	8,360
Deferred income taxes - current	109	3,482
Other current assets	10,219	10,711
Total Current Assets	235,941	253,959
Other long-term receivables	5,454	2,181
Regulatory assets	155,473	156,823
Other deferred assets and other	4,548	4,837
Property, Plant, and Equipment:
Property, plant, and equipment, net	1,189,106	1,189,077
Construction work in progress	21,322	19,029
Total Property, Plant, and Equipment	1,210,428	1,208,106
Investments	72,347	71,760
Total Assets	$1,684,191	$1,697,666

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$4,203	$4,182
Short-term debt	-	7,000
Accounts payable	37,540	41,655
Accrued interest and taxes	3,999	5,086
Accrued payroll related items	8,318	11,241
Derivative liabilities	7,120	6,901
Other current liabilities	10,511	13,931
Total Current Liabilities	71,691	89,996
Other Credits:
Deferred income taxes	342,400	342,045
Investment tax credit - deferred	1,179	1,223
Regulatory liabilities	23,981	22,715
Accrued pension and other postretirement benefits	79,742	90,201
Derivative liabilities	46,319	46,560
Other deferred liabilities and other	57,017	50,269
Total Other Credits	550,638	553,013
Capitalization:
Common shareholders' equity	667,658	659,401
Long-term debt	394,204	395,256
Total Capitalization	1,061,862	1,054,657
Commitments and contingencies (see Footnote 8)	-	-
Total Liabilities and Capitalization	$1,684,191	$1,697,666

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Common Equity (unaudited)

(In thousands, except per-share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income	Total
2014
Beginning balance - December 31, 2013	34,668	$34,668	$316,268	$266,197	$377	$617,510
Net income				27,717		27,717
Other comprehensive income (loss)					7	7
Common stock dividends declared
($ 0.272 per share)				(9,420)		(9,420)
Cash in lieu of fractional shares related
to stock split				(80)		(80)
Ending balance - March 31, 2014	34,668	$34,668	$316,268	$284,414	$384	$635,734

2015
Beginning balance - December 31, 2014	34,668	$34,668	$316,268	$308,007	$458	$659,401
Cumulative effect of new accounting
principle (see Footnote 4)				(142)		(142)
Beginning balance - Adjusted				307,865		659,259
Net income				18,278		18,278
Other comprehensive income (loss)					(85)	(85)
Common stock dividends declared
($0.283 per share)				(9,794)		(9,794)
Ending balance - March 31, 2015	34,668	$34,668	$316,268	$316,349	$373	$667,658

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Income (unaudited)

(In thousands)

	Three Months Ended March 31,

	2015	2014
Operating Revenues:
Regulated electric revenues	$98,245	$98,858
Regulated gas revenues	69,933	110,718
Nonregulated revenues	1,966	680
Total Operating Revenues	170,144	210,256

Operating Expenses:
Fuel for electric generation	11,894	14,134
Purchased power	22,868	18,558
Cost of gas sold	46,923	78,513
Other operations and maintenance	40,472	40,317
Depreciation and amortization	10,837	9,734
Other general taxes	5,084	4,861
Income tax provision	9,776	14,924
Total Operating Expenses	147,854	181,041
Operating Income	22,290	29,215

Other Income and Deductions:
AFUDC - equity funds	128	1,950
Equity in earnings in ATC	1,881	2,481
Income tax provision	(808)	(1,264)
Other expense, net	(39)	(158)
Total Other Income and Deductions	1,162	3,009
Income before interest expense	23,452	32,224

Interest Expense:
Interest on long-term debt	5,151	5,249
Other interest, net	32	(25)
AFUDC - borrowed funds	(42)	(643)
Net Interest Expense	5,141	4,581
Net Income	$18,311	$27,643
Less Net Income Attributable to Noncontrolling Interest, net of tax	(6,553)	(6,510)
Net Income Attributable to MGE	$11,758	$21,133

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Comprehensive Income (unaudited)

(In thousands)

	Three Months Ended March 31,

	2015	2014
Net Income	$18,311	$27,643
Other comprehensive income, net of tax:
Unrealized (loss) gain on available-for-sale securities, net of
tax ($55 and ($12))	(82)	18
Comprehensive Income	$18,229	$27,661
Less: Comprehensive income attributable to Noncontrolling
Interest, net of tax	(6,553)	(6,510)
Comprehensive Income attributable to MGE	$11,676	$21,151

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Three Months Ended March 31,

	2015	2014
Operating Activities:
Net income	$18,311	$27,643
Items not affecting cash:
Depreciation and amortization	10,837	9,734
Deferred income taxes	2,391	(1,141)
Provision for doubtful receivables	97	743
Employee benefit plan expenses	792	(332)
Equity earnings in ATC	(1,881)	(2,481)
Other items	(526)	(546)
Changes in working capital items:
Decrease in current assets	18,825	7,817
(Decrease) increase in current liabilities	(8,859)	17,488
Dividend income from ATC	1,420	1,917
Cash contributions to pension and other postretirement plans	(10,809)	(818)
Other noncurrent items, net	5,901	521
Cash Provided by Operating Activities	36,499	60,545

Investing Activities:
Capital expenditures	(11,533)	(21,800)
Capital contributions to investments	(178)	(533)
Other	(17)	(637)
Cash Used for Investing Activities	(11,728)	(22,970)

Financing Activities:
Cash dividends paid to parent by MGE	-	(7,000)
Distributions to parent from noncontrolling interest	(6,818)	(6,909)
Equity contribution received by noncontrolling interest	2,678	533
Repayment of long-term debt	(1,037)	(1,019)
Repayment of short-term debt	(7,000)	-
Cash Used for Financing Activities	(12,177)	(14,395)

Change in cash and cash equivalents	12,594	23,180
Cash and cash equivalents at beginning of period	4,562	14,808
Cash and Cash Equivalents at End of Period	$17,156	$37,988

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Balance Sheets (unaudited)

(In thousands)

	March 31,	December 31,
ASSETS	2015	2014
Current Assets:
Cash and cash equivalents	$17,156	$4,562
Accounts receivable, less reserves of $3,972 and $4,329, respectively	43,861	41,614
Affiliate receivables	568	7,112
Other accounts receivable, less reserves of $401 and $420, respectively	6,346	7,524
Unbilled revenues	25,366	31,262
Materials and supplies, at average cost	18,027	17,121
Fossil fuel	14,418	8,098
Stored natural gas, at average cost	8,398	21,035
Prepaid taxes	36,755	39,103
Regulatory assets - current	7,537	8,360
Deferred income taxes - current	-	1,271
Other current assets	10,203	10,683
Total Current Assets	188,635	197,745
Affiliate receivable long-term	5,163	5,295
Regulatory assets	155,473	156,823
Other deferred assets and other	7,953	4,977
Property, Plant, and Equipment:
Property, plant, and equipment, net	1,188,392	1,188,351
Construction work in progress	21,322	19,029
Total Property, Plant, and Equipment	1,209,714	1,207,380
Investments	68,904	68,402
Total Assets	$1,635,842	$1,640,622

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$4,203	$4,182
Short-term debt	-	7,000
Accounts payable	37,540	41,654
Accrued interest and taxes	3,954	5,039
Accrued payroll related items	8,318	11,241
Deferred income taxes	898	-
Derivative liabilities	7,120	6,901
Other current liabilities	10,159	11,350
Total Current Liabilities	72,192	87,367
Other Credits:
Deferred income taxes	335,002	334,773
Investment tax credit - deferred	1,179	1,223
Regulatory liabilities	23,981	22,715
Accrued pension and other postretirement benefits	79,742	90,201
Derivative liabilities	46,319	46,560
Other deferred liabilities and other	57,016	50,267
Total Other Credits	543,239	545,739
Capitalization:
Common shareholder's equity	498,105	486,571
Noncontrolling interest	128,102	125,689
Total Equity	626,207	612,260
Long-term debt	394,204	395,256
Total Capitalization	1,020,411	1,007,516
Commitments and contingencies (see Footnote 8)	-	-
Total Liabilities and Capitalization	$1,635,842	$1,640,622

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Common Equity (unaudited)

(In thousands)

					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling
	Shares	Value	Capital	Earnings	Income	Interest	Total
2014
Beginning balance - Dec. 31, 2013	17,348	$17,348	$192,417	$247,534	$192	$118,963	$576,454
Net income				21,133		6,510	27,643
Other comprehensive income (loss)					18		18
Cash dividends paid to parent
by MGE				(7,000)			(7,000)
Equity contribution received by
noncontrolling interest						533	533
Distributions to parent from
noncontrolling interest						(6,909)	(6,909)
Ending balance - March 31, 2014	17,348	$17,348	$192,417	$261,667	$210	$119,097	$590,739

2015
Beginning balance - Dec. 31, 2014	17,348	$17,348	$192,417	$276,662	$144	$125,689	$612,260
Cumulative effect of new accounting
principle (see Footnote 4)				(142)			(142)
Beginning balance - Adjusted				276,520			612,118
Net income				11,758		6,553	18,311
Other comprehensive income (loss)					(82)		(82)
Equity contribution received by
noncontrolling interest						2,678	2,678
Distributions to parent from
noncontrolling interest						(6,818)	(6,818)
Ending balance - March 31, 2015	17,348	$17,348	$192,417	$288,278	$62	$128,102	$626,207

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc., and Madison Gas and Electric Company

Notes to Consolidated Financial Statements (unaudited)

March 31, 2015

1.

Basis of Presentation - MGE Energy and MGE.

This report is a combined report of MGE Energy and MGE. References in this report to "MGE Energy" are to MGE Energy, Inc. and its subsidiaries. References in this report to "MGE" are to Madison Gas and Electric Company.

MGE Power Elm Road and MGE Power West Campus own electric generating assets and lease those assets to MGE. Both entities are variable interest entities under applicable authoritative guidance. MGE is considered the primary beneficiary of these entities as a result of contractual agreements. As a result, MGE has consolidated MGE Power Elm Road and MGE Power West Campus. See Footnote 2 of Notes to Consolidated Financial Statements under Item 8, Financial Statements and Supplementary Data, of MGE Energy's and MGE's 2014 Annual Report on Form 10-K.

The accompanying consolidated financial statements as of March 31, 2015, and for the three months ended, are unaudited, but include all adjustments that MGE Energy and MGE management consider necessary for a fair statement of their respective financial statements. All adjustments are of a normal, recurring nature except as otherwise disclosed. The year-end consolidated balance sheet information was derived from the audited balance sheet appearing in MGE Energy's and MGE's 2014 Annual Report on Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These notes should be read in conjunction with the financial statements and the notes on pages 52 through 101 of the 2014 Annual Report on Form 10-K.

2.

Equity and Financing Arrangements.

a.

Common Stock - MGE Energy.

MGE Energy sells shares of its common stock through its Stock Plan. Those shares may be newly issued shares or shares that MGE Energy has purchased in the open market for resale to participants in the Stock Plan. All sales under the stock plan are covered by a shelf registration statement that MGE Energy filed with the SEC. For both the three months ended March 31, 2015 and 2014, MGE Energy did not issue any new shares of common stock under the Stock Plan.

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

MGE Transco has accounted for its investment in ATC under the equity method of accounting. For the three months ended March 31, 2015 and 2014, MGE Transco recorded the following:

	Three Months Ended March 31,

(In thousands)	2015	2014
Equity in earnings from investment in ATC	$1,881	$2,481
Dividends received from ATC	1,420	1,917
Capital contributions to ATC	178	533

On April 30, 2015, MGE Transco made a $0.2 million capital contribution to ATC.

MGE Transco's investment in ATC as of March 31, 2015, and December 31, 2014, was $68.3 million and $67.7 million, respectively.

At March 31, 2015, MGE is the majority owner, and MGE Energy, the holding company, is the minority owner of MGE Transco. MGE Energy's proportionate share of the equity and net income of MGE Transco is classified within the MGE financial statements as noncontrolling interest.

ATC's summarized financial data for the three months ended March 31, 2015 and 2014, is as follows:

	Three Months Ended March 31,

(In thousands)	2015	2014
Operating revenues	$152,357	$163,337
Operating expenses	(79,951)	(78,623)
Other income, net	62	388
Interest expense, net	(24,483)	(21,996)
Earnings before members' income taxes	$47,985	$63,106

4.

Chattel Paper Agreements - MGE Energy and MGE.

MGE makes available to qualifying customers a financing program for the purchase and installation of energy-related equipment that will provide more efficient use of utility service at the customer's property. The energy-related equipment installed at the customer sites is used to secure the customer loans. MGE is party to a chattel paper purchase agreement with a financial institution under which it can sell or finance an undivided interest with recourse, in up to $10.0 million of the financing program receivables, until July 31, 2015. The length of the MGE guarantee to the financial institution varies from one to ten years depending on the term of the underlying customer loan. The loan balances outstanding at March 31, 2015, approximate the fair value of the energy-related equipment acting as collateral. MGE accounts for these agreements as secured borrowings.

Prior to authoritative guidance that became effective in 2015, these agreements were treated as off-balance sheet arrangements. Beginning January 1, 2015, these agreements are included as assets and liabilities in the consolidated balance sheet. As of March 31, 2015, assets (other accounts receivable and other deferred assets) and liabilities (accounts payable and other deferred liabilities) increased approximately $4.3 million as a cumulative result of the guidance. In addition, the cumulative effect of this guidance resulted in a $0.1 million reduction in retained earnings.

As of March 31, 2015, the remaining contractual maturities of the chattel paper agreements were as follows:

(In thousands)	2015	2016	2017	2018	Thereafter	Total
Repurchase-to-Maturity Transactions:
Loans	$383	$950	$552	$540	$1,841	$4,266

5.

Taxes - MGE Energy and MGE.

Effective Tax Rate.

MGE Energy's effective income tax rate for the three months ended March 31, 2015 and 2014, was 36.7% and 37.0%, respectively. MGE's effective income tax rate for the three months ended March 31, 2015 and 2014, was 36.6% and 36.9%, respectively. The decrease in the effective tax rate is due in part to a higher estimated domestic manufacturing deduction offset by lower AFUDC equity earnings in 2015.

6.

Pension and Other Postretirement Plans - MGE Energy and MGE.

MGE maintains qualified and nonqualified pension plans, health care, and life insurance benefits. Additionally, MGE has defined contribution 401(k) benefit plans.

The following table presents the components of MGE Energy's and MGE's net periodic benefit costs recognized for the three months ended March 31, 2015 and 2014. A portion of the net periodic benefit cost is capitalized within the consolidated balance sheets.

	Three Months Ended March 31,

(In thousands)	2015	2014
Pension Benefits
Components of net periodic cost (benefit):
Service cost	$1,798	$1,484
Interest cost	3,440	3,251
Expected return on assets	(5,677)	(5,279)
Amortization of:
Prior service cost	6	49
Actuarial loss	1,334	173
Net periodic cost (benefit)	$901	$(322)

Postretirement Benefits
Components of net periodic cost (benefit):
Service cost	$383	$330
Interest cost	778	772
Expected return on assets	(703)	(654)
Amortization of:
Transition obligation	1	1
Prior service benefit	(667)	(668)
Actuarial loss	262	39
Net periodic cost (benefit)	$54	$(180)

7.

Share-Based Compensation - MGE Energy and MGE.

Under MGE Energy's Performance Unit Plan, eligible employees may receive performance units that entitle the holder to receive a cash payment equal to the value of a designated number of shares of MGE Energy's common stock, plus dividend equivalent payments thereon, at the end of the set performance period.

On February 20, 2015, 18,948 units were granted based on the MGE Energy closing stock price as of that date. Units are subject to a five-year graded vesting schedule. On the grant date, MGE Energy and MGE measure the cost of the employee services received in exchange for a performance unit award based on the current market value of MGE Energy common stock. The fair value of the awards has been subsequently re-measured at March 31, 2015, as required by applicable accounting standards. Changes in fair value have been recognized as compensation cost. Since this amount is re-measured quarterly throughout the vesting period, the compensation cost is subject to variability.

For nonretirement eligible employees, stock based compensation costs are accrued and recognized using the graded vesting method. Compensation cost for retirement eligible employees or employees that will become retirement eligible during the vesting schedule are recognized on an abridged horizon.

In December 2013, a Director Incentive Plan was approved for the non-employee members of the Board of Directors. This plan is similar to MGE Energy's Performance Unit Plan for eligible employees described above. Under the plan, a non-employee director can receive performance units that entitle the holder to receive a cash payment equal to the value of a designated number of shares of MGE Energy's common stock, plus dividend payments, at the end of the set performance period. The units are subject to a three-year graded vesting schedule. In January 2015, 3,794 units were granted. For accounting purposes, the awards will be measured similarly to the employee unit awards.

During the three months ended March 31, 2015 and 2014, MGE recorded $0.5 million and $0.8 million, respectively, in compensation expense as a result of awards under the plans. In January 2015, cash payments of $1.3 million were distributed relating to awards that were granted in 2010. During the three months ended March 31, 2015, MGE recorded $0.2 million of forfeitures as the result of the forfeiture of 4,676 units. No forfeitures occurred during the three months ended March 31, 2014. At March 31, 2015, $5.3 million of outstanding awards are vested, and of this amount no cash settlements have occurred.

16

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

EPA's Proposed Effluent Limitations Guidelines (ELG) and Standards for Steam Electric Power Generating Point Source Category

The EPA published a proposed rule in June 2013 that would amend the current ELG rule and lower the existing permissible water discharge of metals and other pollutants in wastewater from new and existing steam electric generation plants. The proposed rule mostly covers certain air pollution control systems and ash handling systems at coal-burning power plants with units greater than 50 megawatt (MW) generation capacity. The EPA is under a consent decree to finalize the rule by September 2015. Once finalized, the rule will apply to power plants as they renew their WPDES permits beginning in July 2017.

Based on our current evaluation of the proposed rule and its alternatives, our Elm Road Units and Columbia plant may need to add treatment systems or additional equipment, and those additions may be significant. However, MGE cannot estimate those costs with any certainty until we are able to evaluate the final version of this rule. Management believes compliance costs will be recovered in rates based on previous treatment of environmental compliance projects.

EPA Cooling Water Intake Rules (Section 316(b))

Section 316(b) of the CWA requires that the cooling water intake structures at electric power plants meet best available technology standards so that mortality from entrainment (drawing aquatic life into a plant's cooling system) and impingement (trapping aquatic life on screens) are reduced. The EPA finalized its 316(b) rule for existing facilities in 2014. Section 316(b) requirements are implemented in Wisconsin through modifications to plants' WPDES permits, which govern plant water discharges. WDNR is currently developing rules to implement the EPA 316(b) rule.

Our WCCF facility already employs a system that meets the 316(b) rule. Our Blount plant has conducted studies showing that it will likely be in compliance with this rule. The operator of our Columbia plant plans to conduct an intake study to demonstrate compliance with this rule and/or identify design criteria needed to meet the new rule requirements prior to Columbia's 2017 permit renewal. The exact requirements at Blount and Columbia, however, will not be known until the WNDR finalizes its rule, approves the operators' approach, and those sites' permits are modified to account for this rule. Nonetheless, MGE expects that the 316(b) rule will not have material effects on its existing plants.

EPA's Greenhouse Gas (GHG) Reduction Guidelines under the Clean Air Act 111d Rule

In June 2014, the EPA developed a proposed rule called the Clean Power Plan that set guidelines for states to use in developing plans to control GHG emissions from existing fossil fuel fired electric generating units (EGUs). The EPA's proposal includes reductions in GHG emissions from EGUs by a national average of 30% by 2030 as measured from a 2012 baseline. Each state is given its own emission reduction targets to meet this goal, and States' goals can be higher or lower than the national average. The State of Wisconsin's reduction goal is 34%. These targets are expressed as a "rate-based" emission average to be achieved by the combined fleet of EGUs within the state. States would be expected to develop, submit and implement a plan for the reduction goals, and make "meaningful progress" towards these reductions by 2020 and to meet their respective targets by 2030.

The EPA's rule is expected to be finalized mid-summer 2015. States will then have up to two years to prepare their compliance plans. While there is currently no certainty regarding the terms of the final rule, it is reasonable to assume that this rule will have a material impact on MGE. The parameters of the final rule, however, will determine the extent to which this rule will affect MGE.

National Ambient Air Quality Standards (NAAQS)

The EPA's NAAQS regulations have been developed to set ambient levels of six pollutants to protect sensitive populations (primary NAAQS) and the environment (secondary NAAQS) from the negative effects of exposure to these pollutants at higher levels. MGE is following developments for several NAAQS, including for particulate matter, nitrogen dioxide, sulfur dioxide, and ozone. Further discussion on sulfur dioxide and ozone NAAQS follows. For additional information on the NAAQS process, see Footnote 18.d. of Notes to Consolidated Financial Statements under Item 8, Financial Statements and Supplementary Data, of MGE Energy's and MGE's 2014 Annual Report on Form 10-K.

Sulfur Dioxide (SO2) NAAQS

The EPA's new 1-hour SO2 NAAQS has been in place since 2010 and initial attainment/nonattainment designations by states were due in 2013. However, the EPA was sued by environmental groups for not timely and properly making these designations. In March 2015, the EPA entered into a court-approved consent decree requiring 1-hour SO2 attainment/nonattainment area designations to be completed in three phases extending out until 2020. States must submit their first designation proposals in September 2015 encompassing those areas that contain large stationary sources of SO2 (sources that emit over a threshold mass of SO2, and/or over a threshold emissions rate). The EPA must make final designation determinations for these areas by July 2016.

In March 2015, MGE's Columbia plant was identified in the Federal Register as meeting the criteria of a large stationary source of SO2 (based on 2012 data). As such, the State of Wisconsin must submit an attainment/nonattainment area designation for Columbia County (the county in which the Columbia plant resides). Since the 2012 data was collected, Columbia has installed pollution control equipment that has lowered its total SO2 emissions and its SO2 emissions rate. However, we will not know with any certainty if Columbia County will be determined to be in attainment until the State of Wisconsin completes its attainment/nonattainment demonstration. The outcome of this designation may have an adverse effect on the operation of the Columbia plant. MGE will monitor and participate in developments with the Columbia County designation process.

Ozone NAAQS

MGE is monitoring developments in the EPA's revision of the Ozone NAAQS rule. In November 2014, the EPA published proposed regulations to lower the Ozone NAAQS to between 65 to 70 parts per billion (ppb). In this proposed rule, the EPA has stated they are also considering leaving the standard at its current level of 75 ppb, or lowering it further to 60 ppb. The EPA is seeking comments on these options. In addition, the EPA is proposing a secondary ozone standard that would use a new index to measure ecosystem and vegetation effects. It is not clear how this secondary standard would affect sources. Milwaukee County (where our Elm Road Units are located) and Dane and Columbia Counties (where several of our facilities are located) may not meet the Ozone NAAQS if it is lowered to 70 ppb or below. The EPA plans to have a final Ozone NAAQS rule completed by the end of 2015. MGE will continue to monitor rule developments and subsequent state actions and implementation plans.

EPA's Cross-State Air Pollution Rule

In July 2011, the EPA finalized its Cross-State Air Pollution Rule (CSAPR) as a court-ordered replacement for its Clean Air Interstate Rule (CAIR) that had been remanded in 2008. CSAPR is an interstate air pollution transport rule designed to reduce ozone and fine particulate matter (PM2.5) air levels in areas that the EPA has determined are being affected by pollution from neighboring and upwind states.

CSAPR has been the subject of extensive litigation. Although many aspects of CSAPR have been upheld on appeal, the litigation has delayed implementation and created uncertainty. In late 2014, the EPA tolled CSAPR's original compliance deadlines by three years and MGE's affected facilities must now meet their Phase I reduction obligations in 2015 and Phase II in 2017. However, the ongoing litigation leaves unresolved several residual issues that may affect whether, when, and how MGE's facilities will need to comply with CSAPR. Regardless, MGE expects to be able to meet CSAPR requirements at all of our applicable facilities by applying reductions achieved from recent pollution control installations and early reduction efforts. We will continue to monitor developments.

Clean Air Visibility Rule (CAVR)

Columbia may be subject to the best available retrofit technology (BART) regulations, a subsection of the EPA's Clean Air Visibility Rule (CAVR), which may require pollution control retrofits. Columbia's pollution control upgrades and the EPA's stance that compliance with the CSAPR equals compliance with BART should mean that Columbia will not need to do additional work to meet BART requirements. At this time, however, the BART regulatory obligations, compliance strategies, and costs remain uncertain due to the legal uncertainty surrounding CSAPR.

EPA's Coal Combustion Residuals Rule

In December 2014, the EPA finalized its Disposal of Coal Combustion Residuals from Electric Utilities rule. The rule will go into effect six months after it is published in the Federal Register. The EPA has delayed publication of this rule and has indicated that it plans to publish the rule during the second quarter of 2015. The rule provides that coal ash will be regulated as a solid waste and defines what ash use activities would be considered beneficial use of coal ash. The rule also regulates landfills, ash ponds, and other surface impoundments for coal combustion residuals (CCRS or coal ash) by regulating their design, location, monitoring, and operation. Landfills and impoundments that cannot meet design criteria will need to formally close within defined timeframes.

The Columbia and Elm Road Units co-owners and plant operators are evaluating the final rule to determine what changes may be necessary at those facilities and the associated timeframes. We anticipate that some design and operational changes may need to be made at these facilities. Preliminary review for our Elm Road facility has indicated that the costs may not be significant. We are still evaluating the rule's full effects at Columbia. Management believes compliance costs will be recovered in rates based on previous treatment of environmental compliance projects.

Columbia

Based upon current available information, compliance with various environmental requirements and initiatives is expected to result in significant additional operating and capital expenditures at Columbia as noted below.

Columbia Clean Air Act Litigation

Columbia is a coal-fired generating station operated by WPL in which WPL, WPSC, and MGE have ownership interests. In December 2009, the EPA sent a Notice of Violation (NOV) to MGE as one of the co-owners of Columbia. The NOV alleged that WPL and the Columbia co-owners failed to comply with appropriate pre-construction review and permitting requirements and, as a result, violated the Prevention of Significant Deterioration program requirements, Title V Operating Permit requirements of the CAA, and the Wisconsin SIP. In April 2013, the EPA filed a lawsuit against the co-owners of Columbia asserting similar allegations. In September 2010 and April 2013, the Sierra Club filed civil lawsuits against WPL alleging violations of the CAA at Columbia and other Wisconsin facilities operated by WPL. In June 2013, the court approved and entered a consent decree entered by the EPA, Sierra Club, and the co-owners of Columbia to resolve these claims, while admitting no liability. One of the requirements of the consent decree requires installation of a SCR system at Columbia Unit 2 by December 31, 2018. Installation of the SCR has been approved by the PSCW. MGE's share of the projected cost for the SCR system is approximately $30-$40 million. In addition, the consent decree establishes emission rate limits for SO2, NOx, and particulate matter and annual plant-wide emission caps for SO2 and NOx. MGE intends to seek recovery in rates of the costs associated with its compliance with the terms of the final consent decree and currently expects to recover any material compliance costs.

b.

Legal Matters.

MGE is involved in various legal matters that are being defended and handled in the normal course of business. MGE maintains accruals for such costs that are probable of being incurred and subject to reasonable estimation. The accrued amount for these matters is not material to the financial statements.

19

9.

Derivative and Hedging Instruments - MGE Energy and MGE.

a.

Purpose.

As part of its regular operations, MGE enters into contracts, including options, swaps, futures, forwards, and other contractual commitments, to manage its exposure to commodity prices. To the extent that these contracts are derivatives, MGE assesses whether or not the normal purchases or normal sales exclusion applies. For contracts to which this exclusion cannot be applied, MGE Energy and MGE recognize such derivatives in the consolidated balance sheets at fair value. MGE's commodity derivative activities are conducted in accordance with its electric and gas risk management program, which is approved by the PSCW and limits the volume MGE can hedge with specific risk management strategies. The maximum length of time over which cash flows related to energy commodities can be hedged is four years. If the derivative qualifies for regulatory deferral, the derivatives are marked to fair value and are offset with a corresponding regulatory asset or liability. The deferred gain or loss is recognized in earnings in the delivery month applicable to the instrument. Gains and losses related to hedges qualifying for regulatory treatment are recoverable in gas rates through the PGA or in electric rates as a component of the fuel rules mechanism.

b.

Notional Amounts.

The gross notional volume of open derivatives is as follows:

	March 31, 2015	December 31, 2014
Commodity derivative contracts	408,920 MWh	448,000 MWh
Commodity derivative contracts	2,785,000 Dth	4,405,000 Dth
FTRs	691 MW	1,854 MW

c.

Financial Statement Presentation.

MGE purchases and sells exchange-traded and over-the-counter options, swaps, and future contracts. These arrangements are primarily entered into to help stabilize the price risk associated with gas or power purchases. These transactions are employed by both MGE's gas and electric segments. Additionally, as a result of the firm transmission agreements that MGE holds on electricity transmission paths in the MISO market, MGE holds FTRs. An FTR is a financial instrument that entitles the holder to a stream of revenues or charges based on the differences in hourly day-ahead energy prices between two points on the transmission grid. The fair values of these instruments are offset with a corresponding regulatory asset/liability depending on whether they are in a net loss/gain position. Depending on the nature of the instrument, the gain or loss associated with these transactions will be reflected as cost of gas sold, fuel for electric generation, or purchased power expense in the delivery month applicable to the instrument. At March 31, 2015, and December 31, 2014, the cost basis of exchange traded derivatives and FTRs exceeded their fair value by $0.6 million and $1.6 million, respectively.

MGE is a party to a ten-year purchased power agreement that provides MGE with firm capacity and energy during a base term from June 1, 2012, through May 31, 2022. The agreement also allows MGE an option to extend the contract after the base term. The agreement is accounted for as a derivative contract and is recognized at its fair value on the consolidated balance sheet. However, the derivative qualifies for regulatory deferral and is recognized with a corresponding regulatory asset or liability depending on whether the fair value is in a loss or gain position. The fair value of the contract at March 31, 2015, and December 31, 2014, reflects a loss position of $53.4 million. The actual fuel cost will be recognized in purchased power expense in the month of purchase and collected in rates.

The following table summarizes the fair value of the derivative instruments on the consolidated balance sheet. All derivative instruments in this table are presented on a gross basis and are calculated prior to the netting of instruments with the same counterparty under a master netting agreement as well as the netting of collateral. For financial statement purposes, MGE Energy and MGE have netted instruments with the same counterparty under a master netting agreement as well as the netting of collateral. At March 31, 2015, MGE Energy and MGE had the right to reclaim collateral (a receivable) of $0.6 million.

	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
March 31, 2015
Commodity derivative contracts	Other current assets	$336	Derivative liability (current)	$821
Commodity derivative contracts	Other deferred charges	7	Derivative liability (long-term)	116
FTRs	Other current assets	38	Derivative liability (current)	-
Ten-year PPA	N/A	N/A	Derivative liability (current)	7,090
Ten-year PPA	N/A	N/A	Derivative liability (long-term)	46,320

December 31, 2014
Commodity derivative contracts	Other current assets	$130	Derivative liability (current)	$2,262
Commodity derivative contracts	Other deferred charges	93	Derivative liability (long-term)	171
FTRs	Other current assets	642	Derivative liability (current)	-
Ten-year PPA	N/A	N/A	Derivative liability (current)	6,870
Ten-year PPA	N/A	N/A	Derivative liability (long-term)	46,560

The following tables show the effect of netting arrangements for recognized derivative assets and liabilities that are subject to a master netting arrangement or similar arrangement on the consolidated balance sheet.

Offsetting of Derivative Assets
(In thousands)	Gross amounts	Gross amounts offset in balance sheet	Collateral posted against derivative positions	Net amount presented in balance sheet
March 31, 2015
Commodity derivative contracts	$343	$(343)	$-	$-
FTRs	38	-	-	38

December 31, 2014
Commodity derivative contracts	$223	$(223)	$-	$-
FTRs	642	-	-	642

Offsetting of Derivative Liabilities
(In thousands)	Gross amounts	Gross amounts offset in balance sheet	Collateral posted against derivative positions	Net amount presented in balance sheet
March 31, 2015
Commodity derivative contracts	$937	$(343)	$(565)	$29
Ten-year PPA	53,410	-	-	53,410

December 31, 2014
Commodity derivative contracts	$2,433	$(223)	$(2,179)	$31
Ten-year PPA	53,430	-	-	53,430

The following tables summarize the unrealized and realized gains (losses) related to the derivative instruments on the consolidated balance sheet at March 31, 2015 and 2014, and the consolidated income statement for the three months ended March 31, 2015 and 2014.

	2015		2014
(In thousands)	Current and long-term regulatory asset	Other current assets	Current and long-term regulatory asset	Other current assets
Three Months Ended March 31:
Balance at January 1,	$54,998	$1,001	$63,893	$411
Change in unrealized (loss) gain	1,318	-	(13,601)	-
Realized (loss) gain reclassified to a deferred account	(1,061)	1,061	1,535	(1,535)
Realized gain (loss) reclassified to income
statement	(1,289)	(1,794)	6,386	1,475
Balance at March 31,	$53,966	$268	$58,213	$351

	Realized losses (gains)
	2015		2014
(In thousands)	Fuel for electric generation/ purchased power	Cost of gas sold	Fuel for electric generation/ purchased power	Cost of gas sold
Three Months Ended March 31:
Commodity derivative contracts	$420	$1,761	$(4,795)	$(1,220)
FTRs	(119)	-	(636)	-
Ten-year PPA	1,021	-	(1,210)	-

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

The ten-year PPA has a provision that may require MGE to post collateral if MGE's debt rating falls below investment grade (i.e., below BBB-). The amount of collateral that it may be required to post varies from $20.0 million to $40.0 million, depending on MGE's nominated capacity amount. As of March 31, 2015, no collateral has been posted. Certain counterparties extend MGE a credit limit. If MGE exceeds these limits, the counterparties may require collateral to be posted. As of March 31, 2015, and December 31, 2014, certain counterparties were in a net liability of less than $0.1 million.

Nonperformance of counterparties to the non-exchange traded derivatives could expose MGE to credit loss. However, MGE enters into transactions only with companies that meet or exceed strict credit guidelines, and it monitors these counterparties on an ongoing basis to mitigate nonperformance risk in its portfolio. As of March 31, 2015, no counterparties have defaulted.

10.

Rate Matters - MGE Energy and MGE.

a.

Rate Proceedings.

On December 23, 2014, the PSCW authorized MGE to increase 2015 rates for retail electric customers by 3.8% or $15.4 million and to decrease gas rates by 2.0% or $3.8 million. The increase in retail electric rates cover costs associated with the construction of emission-reduction equipment at Columbia, improvements and reliability of the state's electric transmission system, fuel and purchased power related to coal delivery costs, partially offset by lower cost as a result of market conditions for pension and postretirement benefit costs. The authorized return on common stock equity is 10.2%.

The PSCW approved changes to customer rates and rate design for gas service. Gas rate design consists of a fixed monthly customer charge and a variable charge tied to actual usage, in addition to the separate charge for natural gas commodity costs (PGA). The change shifted more of the rate recovery to the monthly charge, reflecting the related fixed costs of providing gas services, and reduced the variable usage-based charge. Thus, gas net income is expected to be more evenly distributed during the year and less sensitive to weather. A similar, but much smaller rate design shift was also approved for electric rates.

On July 26, 2013, the PSCW authorized MGE to freeze electric and natural gas rates at 2013 levels for 2014. The order authorized 100% AFUDC on the Columbia scrubber construction project and deferral of increased costs related to ATC and MISO network upgrade fees. As part of the rate freeze plan authorized by the PSCW, effective January 1, 2014, approximately $6.3 million associated with a 2012 fuel rule surplus credit was required to be refunded to customers and was amortized in 2014. The fuel credit accrued interest at MGE's weighted cost of capital. The authorized return on equity remained unchanged at 10.3%.

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

As of March 31, 2015, MGE has deferred $2.4 million (to be returned to customers in a future period) of 2015 electric fuel-related savings that are outside the range authorized by the PSCW. As part of the rate freeze plan authorized by the PSCW for 2014, $1.6 million of the approximately $6.3 million associated with the 2012 fuel rule credit was amortized against purchased power expense during the three months ended March 31, 2014.

c.

Purchased Gas Adjustment Clause.

MGE's natural gas rates are subject to a fuel adjustment clause designed to recover or refund the difference between the actual cost of purchased gas and the amount included in rates. Differences between the amounts billed to customers and the actual costs recoverable are deferred and recovered or refunded in future periods by means of prospective monthly adjustments to rates. At March 31, 2015, and December 31, 2014, MGE had over collected $6.7 million and $1.2 million, respectively, which was recorded in other current liabilities on the consolidated balance sheets.

11.

Fair Value of Financial Instruments - MGE Energy and MGE.

Fair value is defined as the price that would be received to sell an asset or would be paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The accounting standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability including assumptions about risk. The standard also establishes a three level fair value hierarchy based upon the observability of the assumptions used and requires the use of observable market data when available. The levels are:

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

Fair Value of Financial Assets and Liabilities Recorded at the Carrying Amount.

At March 31, 2015 and December 31, 2014, the carrying amount of cash, cash equivalents, and outstanding commercial paper approximates fair market value due to the short maturity of those investments and obligations. The estimated fair market value of MGE Energy's and MGE's long-term debt is based on quoted market prices for similar financial instruments at March 31, 2015, and December 31, 2014. Since long-term debt is not traded in an active market, it is classified as Level 2. The estimated fair market value of MGE Energy's and MGE's financial instruments are as follows:

	March 31, 2015		December 31, 2014
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
MGE Energy
Assets:
Cash and cash equivalents	$70,703	$70,703	$65,755	$65,755
Liabilities:
Short-term debt - commercial paper	-	-	7,000	7,000
Long-term debt*	398,653	465,534	399,690	457,420

MGE
Assets:
Cash and cash equivalents	$17,156	$17,156	$4,562	$4,562
Liabilities:
Short-term debt - commercial paper	-	-	7,000	7,000
Long-term debt*	398,653	465,534	399,690	457,420

*Includes long-term debt due within one year.

b.

Recurring Fair Value Measurements.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis for MGE Energy and MGE.

	Fair Value as of March 31, 2015
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Derivatives, net	$38	$-	$-	$38
Exchange-traded investments	786	786	-	-
Total Assets	$824	$786	$-	$38
Liabilities:
Derivatives, net(a)	$54,004	$100	$-	$53,904
Deferred compensation	2,958	-	2,958	-
Total Liabilities	$56,962	$100	$2,958	$53,904

MGE
Assets:
Derivatives, net	$38	$-	$-	$38
Exchange-traded investments	214	214	-	-
Total Assets	$252	$214	$-	$38
Liabilities:
Derivatives, net(a)	$54,004	$100	$-	$53,904
Deferred compensation	2,958	-	2,958	-
Total Liabilities	$56,962	$100	$2,958	$53,904

	Fair Value as of December 31, 2014
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Derivatives, net	$642	$-	$-	$642
Exchange-traded investments	927	927	-	-
Total Assets	$1,569	$927	$-	$642
Liabilities:
Derivatives, net(a)	$55,640	$1,012	$-	$54,628
Deferred compensation	2,832	-	2,832	-
Total Liabilities	$58,472	$1,012	$2,832	$54,628

MGE
Assets:
Derivatives, net	$642	$-	$-	$642
Exchange-traded investments	350	350	-	-
Total Assets	$992	$350	$-	$642
Liabilities:
Derivatives, net(a)	$55,640	$1,012	$-	$54,628
Deferred compensation	2,832	-	2,832	-
Total Liabilities	$58,472	$1,012	$2,832	$54,628

(a)

These amounts are shown gross and exclude $0.6 million and $2.2 million of collateral that was posted against derivative positions with counterparties as of March 31, 2015, and December 31, 2014, respectively.

No transfers were made in or out of Level 1 or Level 2 for the three months ended March 31, 2015.

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

The following table presents the significant unobservable inputs used in the pricing model.

	Model Input
Significant Unobservable Inputs	March 31, 2015	December 31, 2014
Basis adjustment:
On peak	97.5%	98.1%
Off peak	94.7%	95.0%
Counterparty fuel mix:
Internal generation	60% - 75%	50% - 70%
Purchased power	40% - 25%	50% - 30%

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

The following table summarizes the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for both MGE Energy and MGE.

	Three Months Ended March 31,

(In thousands)	2015	2014
Beginning balance	$(53,986)	$(64,628)
Realized and unrealized gains (losses):
Included in regulatory liabilities	119	5,831
Included in other comprehensive income	-	-
Included in earnings	(1,328)	6,634
Included in current assets	-	(53)
Purchases	6,162	6,859
Sales	34	(60)
Issuances	-	-
Settlements	(4,867)	(13,380)
Transfers in and/or out of Level 3	-	-
Balance as of March 31,	$(53,866)	$(58,797)
Total gains (losses) included in earnings attributed to the change in unrealized gains (losses) related to assets and liabilities held at March 31,(b)	$-	$-

The following table presents total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis for both MGE Energy and MGE (b).

	Three Months Ended March 31,

(In thousands)	2015	2014
Purchased Power Expense	$(1,328)	$6,634

(b)

MGE's exchange-traded derivative contracts, over-the-counter party transactions, ten-year purchased power agreement, and FTRs are subject to regulatory deferral. These derivatives are therefore marked to fair value and are offset in the financial statements with a corresponding regulatory asset or liability.

26

12.

New Accounting Pronouncements - MGE Energy and MGE.

a.

Transfers and Servicing Assets.

In June 2014, the FASB issued authoritative guidance within the Codification's Transfers and Servicing topic that provides guidance on the accounting and disclosures for repurchase-to-maturity transactions, securities lending transactions, and repurchase financings. This authoritative guidance became effective January 1, 2015. The authoritative guidance changed the accounting for the Chattel Paper program and required additional disclosures. Prior to adoption of the standard, Chattel Paper was treated as an off-balance sheet arrangement. See Footnote 4 for additional information.

b.

Revenue from Contracts with Customers.

In May 2014, the FASB issued authoritative guidance within the Codification's Revenue Recognition topic that provides guidance on the recognition, measurement, and disclosure of revenue from contracts with customers. This authoritative guidance is currently scheduled to become effective January 1, 2017. In April 2015, the FASB proposed to defer the effective date to January 1, 2018. MGE Energy and MGE are currently assessing the impact this pronouncement will have on their financial statements.

c.

Consolidations.

In February 2015, the FASB issued authoritative guidance within the Codification's Consolidation topic that provides guidance on the evaluation of certain legal entities for consolidation purposes. This authoritative guidance will become effective January 1, 2016. MGE Energy and MGE are currently assessing the impact this pronouncement will have on their financial statements.

d.

Debt Issuance Costs.

In April 2015, the FASB issued authoritative guidance within the Codification's Interest topic that provides guidance on the presentation of debt issuance costs in financial statements. This authoritative guidance will become effective January 1, 2016. The authoritative guidance changes the presentation of debt issuance costs on the balance sheet from an asset to a direct deduction from the related debt liability. The impact of this guidance on our financial statements is not expected to be material.

e.

Cloud Computing Arrangements.

In April 2015, the FASB issued authoritative guidance within the Codification's Software topic that provides guidance on the accounting treatment of cloud computer arrangements. This authoritative guidance will become effective January 1, 2016. The authoritative guidance provides criteria for determining whether a cloud computing arrangement contains a software license that should be accounted for as internal-use software. The impact of this guidance on our financial statements is not expected to be material.

27

13.

Segment Information - MGE Energy and MGE.

MGE Energy operates in the following business segments: electric utility, gas utility, nonregulated energy, transmission investment, and all other. See MGE Energy's and MGE's 2014 Annual Report on Form 10-K for additional discussion of each of these segments.

The following tables show segment information for MGE Energy's operations for the indicated periods:

(In thousands) MGE Energy	Electric	Gas	Non- Regulated Energy	Transmission Investment	All Others	Consolidation/ Elimination Entries	Consolidated Total
Three Months Ended March 31, 2015
Operating revenues	$98,240	$69,928	$1,966	$-	$-	$-	$170,134
Interdepartmental revenues	115	2,725	9,847	-	-	(12,687)	-
Total operating revenues	98,355	72,653	11,813	-	-	(12,687)	170,134
Depreciation and amortization	(7,332)	(1,642)	(1,863)	-	(12)	-	(10,849)
Other operating expenses	(79,800)	(60,068)	(50)	-	(203)	12,687	(127,434)
Operating income (loss)	11,223	10,943	9,900	-	(215)	-	31,851
Other (deductions) income, net	90	(1)	-	1,881	135	-	2,105
Interest (expense) income, net	(2,819)	(804)	(1,518)	-	50	-	(5,091)
Income (loss) before taxes	8,494	10,138	8,382	1,881	(30)	-	28,865
Income tax provision	(2,383)	(4,081)	(3,364)	(756)	(3)	-	(10,587)
Net income (loss)	$6,111	$6,057	$5,018	$1,125	$(33)	$-	$18,278

Three Months Ended March 31, 2014
Operating revenues	$98,852	$110,713	$680	$-	$-	$-	$210,245
Interdepartmental revenues	118	3,624	10,670	-	-	(14,412)	-
Total operating revenues	98,970	114,337	11,350	-	-	(14,412)	210,245
Depreciation and amortization	(6,337)	(1,563)	(1,834)	-	(12)	-	(9,746)
Other operating expenses	(77,901)	(92,843)	(40)	-	(156)	14,412	(156,528)
Operating income (loss)	14,732	19,931	9,476	-	(168)	-	43,971
Other (deductions) income, net	1,827	(35)	-	2,481	279	-	4,552
Interest (expense) income, net	(2,205)	(804)	(1,572)	-	40	-	(4,541)
Income before taxes	14,354	19,092	7,904	2,481	151	-	43,982
Income tax provision	(4,353)	(7,665)	(3,172)	(998)	(77)	-	(16,265)
Net income	$10,001	$11,427	$4,732	$1,483	$74	$-	$27,717

The following tables show segment information for MGE's operations for the indicated periods:

(In thousands) MGE	Electric	Gas	Non-Regulated Energy	Transmission Investment	Consolidation/ Elimination Entries	Consolidated Total
Three Months Ended March 31, 2015
Operating revenues	$98,245	$69,933	$1,966	$-	$-	$170,144
Interdepartmental revenues	110	2,720	9,847	-	(12,677)	-
Total operating revenues	98,355	72,653	11,813	-	(12,677)	170,144
Depreciation and amortization	(7,332)	(1,642)	(1,863)	-	-	(10,837)
Other operating expenses*	(82,142)	(64,138)	(3,414)	-	12,677	(137,017)
Operating income*	8,881	6,873	6,536	-	-	22,290
Other (deductions) income, net*	49	(12)	-	1,125	-	1,162
Interest expense, net	(2,819)	(804)	(1,518)	-	-	(5,141)
Net income	6,111	6,057	5,018	1,125	-	18,311
Less: Net income attributable to
noncontrolling interest, net of tax	-	-	-	-	(6,553)	(6,553)
Net income attributable to MGE	$6,111	$6,057	$5,018	$1,125	$(6,553)	$11,758

Three Months Ended March 31, 2014
Operating revenues	$98,858	$110,718	$680	$-	$-	$210,256
Interdepartmental revenues	112	3,619	10,670	-	(14,401)	-
Total operating revenues	98,970	114,337	11,350	-	(14,401)	210,256
Depreciation and amortization	(6,337)	(1,563)	(1,834)	-	-	(9,734)
Other operating expenses*	(82,046)	(100,450)	(3,212)	-	14,401	(171,307)
Operating income*	10,587	12,324	6,304	-	-	29,215
Other (deductions) income, net*	1,619	(93)	-	1,483	-	3,009
Interest expense, net	(2,205)	(804)	(1,572)	-	-	(4,581)
Net income	10,001	11,427	4,732	1,483	-	27,643
Less: Net income attributable to
noncontrolling interest, net of tax	-	-	-	-	(6,510)	(6,510)
Net income attributable to MGE	$10,001	$11,427	$4,732	$1,483	$(6,510)	$21,133

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

•

Energy commodity prices, including natural gas prices,

•

Equity price risk pertaining to pension related assets,

•

Credit market conditions, including interest rates and our debt credit rating,

•

Environmental laws and regulations, including adopted and pending environmental rule changes,

and other factors listed in "Item 1A. Risk Factors" in our 2014 Annual Report on Form 10-K.

For the three months ended March 31, 2015, MGE Energy's earnings were $18.3 million or $0.53 per share compared to $27.7 million or $0.80 per share for the same period in the prior year. MGE's earnings for the three months ended March 31, 2015, were $11.8 million compared to $21.1 million for the same period in the prior year.

MGE Energy's net income was derived from our business segments as follows:

	Three Months Ended March 31,
(In thousands)
Business Segment:	2015	2014
Electric Utility	$6,111	$10,001
Gas Utility	6,057	11,427
Nonregulated Energy	5,018	4,732
Transmission Investments	1,125	1,483
All Other	(33)	74
Net Income	$18,278	$27,717

Our net income during the three months ended March 31, 2015, compared to the same period in the prior year primarily reflects the effects of the following factors:

•

Gas net income decreased due to a 20.7% decrease in gas retail sales reflecting lower customer demand compared to the demand resulting from the extremely cold weather experienced in 2014. The average temperature in January was 20.1 degrees compared to 11.5 degrees in the prior year. Heating degree days (a measure for determining the impact of weather during the heating season) decreased by 10.4% compared to the prior year. In addition gas revenue decreased $3.3 million related to rate design changes that became effective in 2015. The rate design changes are expected to make gas revenues less dependent upon usage as more of the costs are recovered in a fixed month customer charge. As a consequence, revenues in the first and fourth quarters, when usage is higher, are expected to be lower than in past years; and revenues in the second and third quarters, when usage is lower, are expected to be higher than in past years.

•

Electric net income was also affected by lower customer demand when compared to the much colder weather in 2014. For example, electric retail sales decreased 1.2% compared to the prior year and excess generation sold into MISO market dropped over 80%. Electric net income also decreased due to lower AFUDC and higher depreciation expense primarily related to the Columbia environment project being placed in service in April (Unit 2) and July 2014 (Unit 1). AFUDC decreased $2.5 million and electric depreciation increased $1.0 million compared to the same period in the prior year.

During the first three months of 2015, the following events occurred:

2015 Rate Filing: In December 2014, the PSCW authorized MGE to increase 2015 rates for retail electric customers by 3.8% and to decrease rates for gas customers by 2.0%. The increase in retail electric rates cover costs associated with the construction of emission-reduction equipment at Columbia, improvements and reliability of the state's electric transmission system, fuel and purchased power related to coal delivery costs, partially offset by lower cost as a result of market conditions for pension and postretirement benefit costs.

The PSCW approved changes to customer rates and rate design for gas service. Gas rate design consists of a fixed monthly customer charge and a variable charge tied to actual usage, in addition to the separate charge for natural gas commodity costs (PGA). The change shifted more of the rate recovery to the monthly charge, reflecting the related fixed costs of providing gas services, and reduced the variable usage-based charge. Thus, gas net income is expected to be more evenly distributed during the year and less sensitive to weather. A similar, but much smaller rate design shift was also approved for electric rates.

In the near term, several items may affect us, including:

Environmental Initiatives: There are proposed legislation, rules, and initiatives involving matters related to air emissions, water effluent, hazardous materials, and greenhouse gases, all of which affect generation plant capital expenditures and operating costs as well as future operational planning. Such legislation and rulemaking could significantly affect the costs of owning and operating fossil-fueled generating plants, such as Columbia and the Elm Road Units, from which we derive approximately 44% of our electric generating capacity. We would expect to seek and receive recovery of any such costs in rates; however, it is difficult to estimate the amount of such costs due to the uncertainty as to the timing and form of the legislation and rules, and the scope and time of the recovery of costs in rates, which may lag the incurrence of those costs.

Pension and Other Postretirement Benefit Costs: Costs for pension and other postretirement benefits are affected by actual investment returns on the assets held for those benefits and by the discount rate, which is sensitive to interest rates, used to calculate those benefits. Interest rates have experienced volatility since the end of the year which could affect the value of the pension and postretirement benefit obligations. The changes in the discount rates are not expected to have an impact on the income statement for 2015. However, these changes may affect benefit costs in future years. MGE expects any changes in the cost for employee benefit plans will be factored into future rate actions.

ATC Return on Equity: Several parties have filed a complaint with FERC seeking to reduce the base return on equity (ROE) of MISO and numerous other MISO transmission owners, including ATC, "due to changes in the capital markets." The complaint alleges that the MISO ROE should not exceed 9.15%, the equity components of hypothetical capital structures should be restricted to 50%, and the relevant incentive ROE adders should be discontinued. FERC denied the portion of the complaint seeking to restrict the use of capital structures that include more than 50% common equity and also denied the portion of the complaint requesting the termination of the incentive ROE adders used by certain transmission owners. MISO's base ROE is 12.38% and ATC's base ROE is 12.2%. FERC ordered formal hearing proceedings to begin, and an initial decision in the complaint is expected by November 30, 2015. ATC provided MGE its 2015 earnings reflecting an adjustment for this matter representing ATC's estimate of its refund liability. We derived approximately 6.0% of our net income for the three months ended March 31, 2015, from our investment in ATC.

General Economic Conditions: Economic conditions both inside and outside our service area are expected to continue to affect the level of demand for our utility services and may affect the collection of our accounts receivable and the creditworthiness of counterparties with whom we do business. We have in place lines of credit aggregating $150 million for MGE Energy (including MGE) and $100 million for MGE to address our liquidity needs. As of March 31, 2015, there were no borrowings outstanding under our lines of credit.

The following discussion is based on the business segments as discussed in Footnote 13 of the Notes to Consolidated Financial Statements.

Three Months Ended March 31, 2015 and 2014

Electric Utility Operations - MGE Energy and MGE

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the periods indicated:

	Revenues			Sales (kWh)
(In thousands)	Three Months Ended March 31,			Three Months Ended March 31,
	2015	2014	% Change	2015	2014	% Change
Residential	$34,247	$35,293	(3.0)%	206,813	221,696	(6.7)%
Commercial	51,178	50,161	2.0%	441,435	448,480	(1.6)%
Industrial	4,692	4,581	2.4%	58,723	58,305	0.7%
Other-retail/municipal	9,161	8,254	11.0%	101,423	89,435	13.4%
Total retail	99,278	98,289	1.0%	808,394	817,916	(1.2)%
Sales to the market	296	1,960	(84.9)%	7,933	44,167	(82.0)%
Adjustments to revenues	(1,334)	(1,397)	4.5%	-	-	- %
Total	$98,240	$98,852	(0.6)%	816,327	862,083	(5.3)%

Electric operating revenues decreased $0.6 million or 0.6% for the three months ended March 31, 2015, compared to the same period in 2014, due to the following:

(In millions)
Sales to the market	$(1.6)
Volume	(1.1)
Rate changes	2.1
Total	$(0.6)

32

•

Sales to the market. Sales to the market represent wholesale sales made to third parties who are not ultimate users of the electricity. These sales may include spot market transactions on the markets operated by MISO and PJM. These sales may also include bilateral sales to other utilities or power marketers. Generating units are dispatched by MISO based on cost considerations as well as reliability of the system. Sales to the market typically occur when MGE has more generation and purchases online than are needed for its own system demand. The excess electricity is then sold to others in the market. For the three months ended March 31, 2015, market volumes decreased compared to the same period in the prior year, reflecting decreased opportunities for sales. Market settlement resulted in lower revenue per kWh for the three months ended March 31, 2015, reflecting lower market prices.

•

Volume. During the three months ended March 31, 2015, there was a 1.2% decrease in total retail sales volumes compared to the same period in the prior year driven by lower customer demand.

•

Rate changes. Rates charged to retail customers for the three months ended March 31, 2015, were 2.2% or $2.1 million higher than those charged during the same period in the prior year.

In December 2014, the PSCW authorized MGE to increase 2015 rates for retail electric customers by 3.8% or $15.4 million. The increase in retail electric rates cover costs associated with the construction of emission-reduction equipment at Columbia, improvements and reliability of the state's electric transmission system, fuel and purchased power related to coal delivery costs, partially offset by lower cost as a result of market conditions for pension and postretirement benefit costs.

Electric fuel and purchased power

Electric fuel and purchased power costs reflect a decrease in internal generation volumes offset by an increase in the volume of purchased power when compared to the prior period. Adjustments related to the regulatory recovery for fuel costs, known as fuel rules, increases purchased power expense. These items are explained below.

Fuel for electric generation

The expense for fuel for internal electric generation decreased $2.2 million during the three months ended March 31, 2015, compared to the same period in the prior year, due to the following:

(In millions)
Decrease in volume	$(2.4)
Increase in per-unit cost	0.2
Total	$(2.2)

This decrease in expense reflects a 17.3% decrease in internal generated volume delivered to the system primarily as a result of reduced generation at Columbia, partially offset by a 1.7% increase in per-unit cost of internal electric generation.

Purchased power

Purchased power expense increased $4.3 million during the three months ended March 31, 2015, compared to the same period in the prior year, due to the following:

(In millions)
Increase in volume	$3.2
Decrease in per-unit cost	(2.9)
Fuel Rules Adjustments
Increase in recorded fuel rule credit	2.4
Amortization of 2012 fuel rule credits in 2014	1.6
Total	$4.3

The increase in expense reflects a 12.1% decrease in the per-unit cost of purchased power and a 15.8% increase in the volume of power purchased from third parties primarily as a result of the reduced generation at Columbia.

Under fuel rules, MGE is required to defer electric fuel-related costs that fall outside a 2% cost tolerance band around the amount used in the most recent rate proceeding. Any fuel rules adjustments are reflected in purchased power expense. Cost savings that may be returned to customers are recorded as an increase to purchased power expense, and higher costs that MGE is entitled to recover, after adjustment for excess revenues, are recorded as a reduction to purchased power expense. Any over/under recovery of the deferred costs is determined on an annual basis and adjusted in future billings to customers. During the three months ended March 31, 2015, MGE deferred $2.4 million in fuel related cost savings to be returned to customers. During the three months ended March 31, 2014, MGE amortized $1.6 million of the 2012 fuel rule credits.

Electric operating and maintenance expenses

Electric operating and maintenance expenses increased $0.5 million during the three months ended March 31, 2015, compared to the same period in 2014. The following changes contributed to the net change:

(In millions)
Increased administrative and general costs	$0.5
Increased transmission costs	0.4
Increased customer services	0.2
Decreased customer accounts costs	(0.4)
Decreased distribution expenses	(0.2)
Total	$0.5

Electric depreciation expense

Electric depreciation expense increased $1.0 million for the three months ended March 31, 2015, compared to the same period in the prior year. This increase is related to the completion of the Columbia environmental project. The systems and equipment for Unit 2 and Unit 1 were placed into service in April 2014 and July 2014, respectively.

Other Electric Income

Other electric income decreased $1.7 million, primarily due to AFUDC equity related to the completion of the Columbia environmental project. Unit 2 and Unit 1 were placed into service in April and July 2014, respectively.

Gas Utility Operations - MGE Energy and MGE

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class during each of the periods indicated:

	Revenues			Therms Delivered
(In thousands, except HDD and average rate per therm of retail customer)	Three Months Ended March 31,			Three Months Ended March 31,
	2015	2014	% Change	2015	2014	% Change
Residential	$39,688	$59,191	(32.9)%	50,860	57,368	(11.3)%
Commercial/Industrial	28,596	50,411	(43.3)%	43,827	62,024	(29.3)%
Total retail	68,284	109,602	(37.7)%	94,687	119,392	(20.7)%
Gas transportation	1,468	953	54.0%	24,994	12,494	100.0%
Other revenues	176	158	11.4%	-	-	- %
Total	$69,928	$110,713	(36.8)%	119,681	131,886	(9.3)%
Heating degree days (normal 3,514)				3,834	4,278	(10.4)%
Average rate per therm of
retail customer	$0.721	$0.918	(21.5)%

Gas revenues decreased $40.8 million or 36.8% for the three months ended March 31, 2015, compared to the same period in 2014. These changes are related to the following factors:

(In millions)
Volume	$(22.7)
Rate/PGA changes	(18.6)
Transportation and other effects	0.5
Total	$(40.8)

•

Volume. For the three months ended March 31, 2015, retail gas deliveries decreased 20.7% compared to the same period in the prior year, as a result of extremely cold weather experienced in 2014.

34

•

Rate/PGA changes. In December 2014, the PSCW approved changes to customer rates and rate design for gas service. Rates were reduced by 2.0%, effective January 1, 2015. Gas rate design consists of a fixed monthly customer charge and a variable charge tied to actual usage, in addition to the separate charge for natural gas commodity costs (PGA). The change shifted more of the rate recovery to the monthly charge, reflecting the related fixed costs of providing gas services, and reduced the variable usage-based charge. Thus, gas net income is expected to be more evenly distributed during the year and less sensitive to weather.

MGE recovers the cost of natural gas in its gas segment through the purchased gas adjustment clause (PGA). Under the PGA, MGE is able to pass through to its gas customers the cost of gas. Changes in PGA recoveries affect revenues, but do not impact net income.

The average retail rate per therm for the three months ended March 31, 2015, decreased 21.5% compared to the same period in 2014, reflecting a $15.3 million decrease in natural gas commodity costs (PGA) and $3.3 million decrease ($8.6 million decrease in variable rate costs offset by an increase of $5.3 million in fixed rate charges) related to rate design changes. As noted previously, as a result of the rate design changes, revenues in the first and fourth quarters, when usage is higher, are expected to be lower than in past years; and revenues in the second and third quarters, when usage is lower, are expected to be higher than in past years.

Cost of gas sold

For the three months ended March 31, 2015, cost of gas sold decreased by $31.6 million, compared to the same period in the prior year. The cost per therm of natural gas decreased 24.8%, which resulted in $15.5 million of decreased expense. The volume of gas purchased decreased 20.6%, which resulted in $16.1 million of decreased expense.

Gas operating and maintenance expenses

Gas operating and maintenance expenses decreased by $0.3 million for the three months ended March 31, 2015, compared to the same period in 2014. The following changes contributed to the net change:

(In millions)
Decreased distribution expenses	$(0.2)
Decreased customer service costs	(0.2)
Decreased customer accounts costs	(0.2)
Increased administrative and general costs	0.3
Total	$(0.3)

Nonregulated Energy Operations - MGE Energy and MGE

For the three months ended March 31, 2015 and 2014, net income at the nonregulated energy operations segment was $5.0 million and $4.7 million, respectively. The nonregulated energy operations are conducted through MGE Energy's subsidiaries: MGE Power Elm Road and MGE Power West Campus, which have been formed to own and lease electric generating capacity to assist MGE.

Transmission Investment Operations - MGE Energy and MGE

Transmission investment other income

For the three months ended March 31, 2015 and 2014, other income at the transmission investment segment was $1.9 million and $2.5 million, respectively. The transmission investment segment holds our interest in ATC, and its income reflects our equity in the earnings of ATC. See Footnote 3 of the Notes to Consolidated Financial Statements and Other Matters below for additional information concerning ATC and summarized financial information regarding ATC.

Consolidated Income Taxes - MGE Energy and MGE

MGE Energy's effective income tax rate for the three months ended March 31, 2015 and 2014, was 36.7% and 37.0%, respectively. MGE's effective income tax rate for the three months ended March 31, 2015 and 2014, was 36.6% and 36.9%, respectively. The decrease in the effective tax rate is due in part to a higher estimated domestic manufacturing deduction, offset by lower AFUDC equity earnings in 2015.

Noncontrolling Interest, Net of Tax - MGE

The noncontrolling interest, net of tax, reflects the accounting required for MGE Energy's interest in MGE Power Elm Road (the Elm Road Units) and MGE Power West Campus (WCCF). MGE Energy owns 100% of MGE Power Elm Road and MGE Power West Campus; however, due to the contractual agreements for these projects with MGE, the entities are considered VIEs with respect to MGE and their results are consolidated with those of MGE, the primary beneficiary of the VIEs. Also included in noncontrolling interest, net of tax, is MGE Energy's interest in MGE Transco, which holds our investment in ATC. The following table shows MGE Energy's noncontrolling interest, net of tax, reflected on MGE's consolidated statement of income:

	Three Months Ended March 31,

(In millions)	2015	2014
MGE Power Elm Road	$4.1	$3.9
MGE Power West Campus	1.9	1.9
MGE Transco	0.6	0.7

Contractual Obligations and Commercial Commitments - MGE Energy and MGE

There were no material changes, other than from the normal course of business, to MGE Energy's and MGE's contractual obligations (representing cash obligations that are considered to be firm commitments) and commercial commitments (representing commitments triggered by future events) during the three months ended March 31, 2015. Further discussion of the contractual obligations and commercial commitments is included in Footnote 18 of Notes to Consolidated Financial Statements, and "Contractual Obligations and Commercial Commitments for MGE Energy and MGE" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in MGE Energy's and MGE's 2014 Annual Report on Form 10-K.

Liquidity and Capital Resources

MGE Energy and MGE have adequate liquidity to fund future operations and capital expenditures over the next twelve months. Available resources include cash and cash equivalents, operating cash flows, liquid assets, borrowing capacity under revolving credit facilities, and access to equity and debt capital markets.

Cash Flows

The following summarizes cash flows for MGE Energy and MGE during the three months ended March 31, 2015 and 2014:

	MGE Energy		MGE
(In thousands)	2015	2014	2015	2014
Cash provided by/(used for):
Operating activities	$34,640	$58,370	$36,499	$60,545
Investing activities	(11,861)	(23,175)	(11,728)	(22,970)
Financing activities	(17,831)	(10,519)	(12,177)	(14,395)

Cash Provided by Operating Activities

MGE Energy

MGE Energy's consolidated net cash provided by operating activities is derived mainly from the electric and gas operations of its principal subsidiary, MGE.

Cash provided by operating activities for the three months ended March 31, 2015, was $34.6 million, a decrease of $23.7 million when compared to the same period in the prior year. The decrease is primarily related to pension contributions in 2015.

MGE Energy's net income decreased $9.4 million for the three months ended March 31, 2015, when compared to the same period in the prior year.

MGE Energy's federal and state taxes paid decreased $2.0 million during the three months ended March 31, 2015, when compared to the same period in the prior year, primarily due to lower federal tax payments made in 2015.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $1.0 million in cash used for operating activities for the three months ended March 31, 2015, primarily due to decreased gas inventories and decreased unbilled revenues, partially offset by decreased accounts payable, decreased other current liabilities, and increased receivables. Working capital accounts (excluding prepaid and accrued taxes) resulted in $5.1 million in cash provided by operating activities for the three months ended March 31, 2014, primarily due to increased accounts payable and decreased gas inventories, partially offset by increased accounts receivable and decreased other current liabilities.

An increase in pension contribution resulted in an additional $10.0 million in cash used by operating activities for the three months ended March 31, 2015, when compared to the same period in the prior year. Pension contributions reflect amounts required by law and discretionary amounts. There were no required contributions and no discretionary contributions for 2014.

MGE

Cash provided by operating activities for the three months ended March 31, 2015, was $36.5 million, a decrease of $24.0 million when compared to the same period in the prior year. The decrease is primarily related to pension contributions in 2015.

Net income decreased $9.3 million for the three months ended March 31, 2015, when compared to the same period in the prior year.

MGE's federal and state taxes paid to MGE Energy decreased $2.0 million during the three months ended March 31, 2015, when compared to the same period in the prior year, primarily due to lower federal tax payments made in 2014.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $7.8 million in cash provided by operating activities for the three months ended March 31, 2015, primarily due to decreased unbilled revenues, decreased gas inventories, and decreased receivables, partially offset by decreased other current liabilities and decreased accounts payable. Working capital accounts (excluding prepaid taxes and accrued taxes) resulted in $7.8 million in cash provided by operating activities for the three months ended March 31, 2014, primarily due to increased accounts payable and decreased gas inventories, partially offset by increased accounts receivable.

An increase in pension contribution resulted in an additional $10.0 million in cash used by operating activities for the three months ended March 31, 2015, when compared to the same period in the prior year. Pension contributions reflect amounts required by law and discretionary amounts. There were no required contributions and no discretionary contributions for 2014.

Cash Used for Investing Activities

MGE Energy

MGE Energy's cash used for investing activities decreased $11.3 million for the three months ended March 31, 2015, when compared to the same period in the prior year.

Capital expenditures for the three months ended March 31, 2015, were $11.5 million. This amount represents a decrease of $10.3 million from the expenditures made in the same period in the prior year. This decrease primarily reflects $4.7 million of lower expenditures on the Columbia environmental project in 2015 versus 2014 and decreased expenditures on electric distribution assets.

MGE

MGE's cash used for investing activities decreased $11.2 million for the three months ended March 31, 2015, when compared to the same period in the prior year.

Capital expenditures for the three months ended March 31, 2015, were $11.5 million. This amount represents a decrease of $10.3 million from the expenditures made in the same period in the prior year. This decrease primarily reflects $4.7 million of lower expenditures on the Columbia environmental project in 2015 versus 2014 and decreased expenditures on electric distribution assets.

Cash Used for Financing Activities

MGE Energy

Cash used for MGE Energy's financing activities was $17.8 million for the three months ended March 31, 2015, compared to $10.5 million of cash used for MGE Energy's financing activities in the three months ended March 31, 2014.

For the three months ended March 31, 2015, dividends paid were $9.8 million compared to $9.4 million in the prior year. This increase was a result of a higher dividend per share ($0.283 vs. $0.272).

For the three months ended March 31, 2015, net short term debt repayments were $7.0 million. There were no short term debt repayments for the same period in the prior year.

MGE

During the three months ended March 31, 2015, cash used for MGE's financing activities was $12.2 million compared to $14.4 million of cash used for MGE's financing activities in the prior year.

No cash dividends were paid from MGE to MGE Energy for the three months ended March 31, 2015. For the three months ended March 31, 2014, cash dividends paid from MGE to MGE Energy were $7.0 million.

Distributions to parent from noncontrolling interest, which represent distributions from MGE Power Elm Road and MGE Power West Campus, were $6.8 million for the three months ended March 31, 2015, compared to $6.9 million in the prior year.

For three months ended March 31, 2015, equity contributions received from Power West Campus and Transco were $2.7 million compared to $0.5 million in the prior year.

For the three months ended March 31, 2015, net short term debt repayments were $7.0 million. There were no short term debt repayments for the same period in the prior year.

Capitalization Ratios

MGE Energy's capitalization ratios were as follows:

MGE Energy
	March 31, 2015	December 31, 2014
Common shareholders' equity	62.6%	61.9%
Long-term debt*	37.4%	37.5%
Short-term debt	-%	0.6%
*Includes the current portion of long-term debt.

MGE Energy's and MGE's Capital Requirements

MGE Energy's and MGE's liquidity are primarily affected by their capital requirements. During the three months ended March 31, 2015, capital expenditures for MGE Energy and MGE totaled $11.5 million, which included $10.8 million of capital expenditures for utility operations.

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

Environmental Matters

The following discussion is limited to updates or developments in environmental matters that occurred during the three months ended March 31, 2015. Further discussion of environmental matters is included in MGE Energy's and MGE's 2014 Annual Report on Form 10-K and Footnote 8.a. of Notes to Consolidated Financial Statements in this Report.

Sulfur Dioxide (SO2) NAAQS

In March 2015 pursuant to the court-approved consent decree with environmental groups, the EPA identified and published in the Federal Register a list of SO2 NAAQS sources that meet an annual mass emissions and/or emissions rate threshold criteria (based on 2012 data) and thus will be included in the next round of attainment/nonattainment designations. As per the consent decree, States need to send their recommended designations to the EPA by September 2015. The EPA will need to make a final determination by July 2016.

MGE's Columbia plant was included in the EPA's Federal Register notice as a plant located within a county that will be required to undergo an attainment/nonattainment designation by September of this year. The State of Wisconsin will likely need to use air modeling to accomplish this as there are no current monitors or data to use. Since the 2012 data was collected, Columbia has installed pollution control equipment that has lowered its total SO2 emissions and its SO2 emissions rate. However, we will not know with any certainty if Columbia County will be determined to be in attainment until the State of Wisconsin completes its attainment/nonattainment demonstration. The outcome of this designation may have an adverse effect on the operation of the Columbia plant. MGE will monitor and participate in developments with the Columbia County designation process.

Other Matters

ATC

Several parties have filed a complaint with FERC seeking to reduce the base return on equity (ROE) of MISO and numerous other MISO transmission owners, including ATC, "due to changes in the capital markets." The complaint alleges that the MISO ROE should not exceed 9.15%, the equity components of hypothetical capital structures should be restricted to 50%, and the relevant incentive ROE adders should be discontinued. FERC denied the portion of the complaint seeking to restrict the use of capital structures that include more than 50% common equity and also denied the portion of the complaint requesting the termination of the incentive ROE adders used by certain transmission owners. MISO's base ROE is 12.38% and ATC's base ROE is 12.2%. FERC ordered formal hearing proceedings to begin, and an initial decision in the complaint is expected by November 30, 2015. ATC provided MGE its 2015 earnings reflecting an adjustment for this matter representing ATC's estimate of its refund liability. We derived approximately 6.0% of our net income for the three months ended March 31, 2015, from our investment in ATC.

Rate Matters

MGE does not plan to file a base rate case for 2016 and will file a fuel only case later this year. As a result, MGE will request from the PSCW the continuation of the transmission escrow through December 31, 2016.

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

MGE has financial gas and electric commodity contracts to hedge commodity price risk in the gas and electric segments. These contracts are primarily comprised of exchange-traded option and future contracts. MGE also holds FTRs, which are used to hedge the risk of increased transmission congestion charges. At March 31, 2015, the cost basis of these instruments exceeded their fair value by $0.6 million. Under the PGA clause and electric fuel rules, MGE may include in the costs of fuel (natural gas or power) the costs and benefits of the aforementioned fuel price risk management tools. Because these costs/benefits are recoverable, the related unrealized loss/gain has been deferred on the consolidated balance sheet as a regulatory asset/liability.

MGE has also entered into a ten-year purchased power agreement that provides MGE with firm capacity and energy that began on June 1, 2012, and ends on May 31, 2022 (the "base term"). The agreement also allows MGE an option to extend the contract after the base term. The agreement is considered a derivative contract and is recognized at its fair value on the consolidated balance sheet. However, the derivative qualifies for regulatory deferral and is recognized with a corresponding regulatory asset or liability depending on whether the fair value is in a loss or gain position. The fair value of the contract at March 31, 2015, reflects a loss position of $53.4 million.

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

Additionally, if a counterparty were to default and MGE were to liquidate all contracts with that entity, MGE's credit loss would include the loss in value of mark-to-market contracts; the amount owed for settled transactions; and additional payments, if any, to settle unrealized losses on accrual contracts. As of March 31, 2015, no counterparties have defaulted.

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

Item 4. Controls and Procedures.

During the first quarter of 2015, each registrant's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to that registrant, including its subsidiaries, is accumulated and made known to that registrant's management, including these officers, by other employees of that registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, the registrants do not control or manage certain of their unconsolidated entities and thus, their access and ability to apply their procedures to those entities is more limited than is the case for their consolidated subsidiaries.

As of March 31, 2015, each registrant's principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective. Each registrant intends to strive continually to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

During the quarter ended March 31, 2015, there were no changes in either registrant's internal controls over financial reporting that materially affected, or are reasonably likely to affect materially, that registrant's internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

MGE Energy and MGE

MGE Energy and its subsidiaries, including MGE, from time to time are involved in various legal proceedings that are handled and defended in the ordinary course of business.

See Footnote 8.a. and 8.b. of Notes to Consolidated Financial Statements for more information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs*
January 1-31, 2015	24,850	$46.20	-	-
February 1-28, 2015	29,800	45.03	-	-
March 1-31, 2015	77,850	42.65	-	-
Total	132,500	$43.85	-	-

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

Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed by the following officers for the following companies:

31.1

Filed by Gary J. Wolter for MGE Energy, Inc.

31.2

Filed by Jeffrey C. Newman for MGE Energy, Inc.

31.3

Filed by Gary J. Wolter for Madison Gas and Electric Company

31.4

Filed by Jeffrey C. Newman for Madison Gas and Electric Company

Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) as to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed by the following officers for the following companies:

32.1

Filed by Gary J. Wolter for MGE Energy, Inc.

32.2

Filed by Jeffrey C. Newman for MGE Energy, Inc.

32.3

Filed by Gary J. Wolter for Madison Gas and Electric Company

32.4

Filed by Jeffrey C. Newman for Madison Gas and Electric Company

43

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

MGE ENERGY, INC.

Date: May 7, 2015	/s/ Gary J. Wolter
Gary J. Wolter Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: May 7, 2015	/s/ Jeffrey C. Newman
Jeffrey C. Newman Vice President, Chief Financial Officer, Secretary and Treasurer (Chief Financial and Accounting Officer)

Signatures - Madison Gas and Electric Company

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MADISON GAS AND ELECTRIC COMPANY

Date: May 7, 2015	/s/ Gary J. Wolter
Gary J. Wolter Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: May 7, 2015	/s/ Jeffrey C. Newman
Jeffrey C. Newman Vice President, Chief Financial Officer, Secretary and Treasurer (Chief Financial and Accounting Officer)

