Form 10-Q
period 2015-09-30
MGE ENERGY INC; MADISON GAS & ELECTRIC CO
filed 2015-11-05
CIK 1161728, 61339

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:

September 30, 2015

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

Number of Shares Outstanding of Each Class of Common Stock as of October 31, 2015
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

14

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

32

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

49

Item 4. Controls and Procedures.

51

PART II. OTHER INFORMATION.

52

Item 1. Legal Proceedings.

52

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

52

Item 4. Mine Safety Disclosures.

52

Item 6. Exhibits.

52

Signatures - MGE Energy, Inc.

54

Signatures - Madison Gas and Electric Company

55

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which apply only as of the date of this report. MGE Energy and MGE undertake no obligation to release publicly any revision to these forward-looking statements to reflect events or circumstances after the date of this report, except as required by law.

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

Definitions, Abbreviations, and Acronyms Used in the Text and Notes of this Report

Abbreviations, acronyms, and definitions used in the text and notes of this report are defined below.

MGE Energy and Subsidiaries:

CWDC	Central Wisconsin Development Corporation
MAGAEL	MAGAEL, LLC
MGE	Madison Gas and Electric Company
MGE Energy	MGE Energy, Inc.
MGE Power	MGE Power, LLC
MGE Power Elm Road	MGE Power Elm Road, LLC
MGE Power West Campus	MGE Power West Campus, LLC
MGE Services	MGE Services, LLC
MGE State Energy Services	MGE State Energy Services, LLC
MGE Transco	MGE Transco Investment, LLC
NGV Fueling Services	NGV Fueling Services, LLC
North Mendota	North Mendota Energy & Technology Park, LLC

Other Defined Terms:

AFUDC	Allowance for Funds Used During Construction
ARO	Asset Retirement Obligation
ATC	American Transmission Company LLC
BART	Best Available Retrofit Technology
Blount	Blount Station
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CAVR	Clean Air Visibility Rule
CCR	Coal Combustion Residual
Codification	Financial Accounting Standards Board Accounting Standards Codification
Columbia	Columbia Energy Center
Cooling degree days	Measure of the extent to which the average daily temperature is above 65 degrees Fahrenheit, which is considered an indicator of possible increased demand for energy to provide cooling
CSAPR	Cross-State Air Pollution Rule
CWA	Clean Water Act
Dth	Dekatherms, a quantity measure used in respect of natural gas
EGUs	Electric Generating Units
ELG	Effluent Limitations Guidelines
Elm Road Units	Elm Road Generating Station
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FTR	Financial Transmission Rights
GHG	Greenhouse Gas
Heating degree days (HDD)	Measure of the extent to which the average daily temperature is below 65 degrees Fahrenheit, which is considered an indicator of possible increased demand for energy to provide heating
IRS	Internal Revenue Service
kWh	Kilowatt-hour, a measure of electric energy produced
MATS	Mercury and Air Toxics Standards
MISO	Midcontinent Independent System Operator (a regional transmission organization)
MW	Megawatt, a measure of electric energy generating capacity
MWh	Megawatt-hour, a measure of electric energy produced
NAAQS	National Ambient Air Quality Standards
NOV	Notice of Violation
NOx	Nitrogen Oxides

PGA	Purchased Gas Adjustment clause, a regulatory mechanism used to reconcile natural gas costs recovered in rates to actual costs
PJM	PJM Interconnection, LLC (a regional transmission organization)
PM	Particulate Matter
PPA	Purchased Power Agreement
ppb	Parts Per Billion
PSCW	Public Service Commission of Wisconsin
ROE	Return on Equity
SCR	Selective Catalytic Reduction
SEC	Securities and Exchange Commission
SIP	State Implementation Plan
SO2	Sulfur Dioxide
the State	State of Wisconsin
Stock Plan	Direct Stock Purchase and Dividend Reinvestment Plan of MGE Energy
UW	University of Wisconsin at Madison
VIE	Variable Interest Entity
WCCF	West Campus Cogeneration Facility
WDNR	Wisconsin Department of Natural Resources
WEPCO	Wisconsin Electric Power Company
Working capital	Current assets less current liabilities
WPDES	Wisconsin Pollutant Discharge Elimination System
WPL	Wisconsin Power and Light Company
WPSC	Wisconsin Public Service Corporation
XBRL	eXtensible Business Reporting Language

Item 1. Financial Statements.

MGE Energy, Inc.

Consolidated Statements of Income (unaudited)

(In thousands, except per-share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Operating Revenues:
Regulated electric revenues	$121,453	$112,869	$319,174	$308,418
Regulated gas revenues	17,431	21,404	108,028	163,335
Nonregulated revenues	1,911	862	5,853	2,392
Total Operating Revenues	140,795	135,135	433,055	474,145

Operating Expenses:
Fuel for electric generation	17,055	9,838	41,624	35,836
Purchased power	18,484	21,303	62,614	58,779
Cost of gas sold	4,299	11,039	57,868	107,679
Other operations and maintenance	38,721	37,587	120,895	118,267
Depreciation and amortization	11,182	10,376	33,026	30,191
Other general taxes	4,877	4,872	14,951	14,861
Total Operating Expenses	94,618	95,015	330,978	365,613
Operating Income	46,177	40,120	102,077	108,532

Other income, net	2,564	2,636	7,115	10,736
Interest expense, net	(5,036)	(5,141)	(15,135)	(14,550)
Income before income taxes	43,705	37,615	94,057	104,718
Income tax provision	(15,351)	(14,286)	(33,946)	(39,585)
Net Income	$28,354	$23,329	$60,111	$65,133

Earnings Per Share of Common Stock
(basic and diluted)	$0.82	$0.67	$1.73	$1.88

Dividends per share of common stock	$0.295	$0.283	$0.860	$0.826

Weighted Average Shares Outstanding
(basic and diluted)	34,668	34,668	34,668	34,668

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Comprehensive Income (unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net Income	$28,354	$23,329	$60,111	$65,133
Other comprehensive income, net of tax:
Unrealized (loss) gain on available-for-sale
securities, net of tax ($56 and ($63), and $120 and
($38), respectively)	(85)	95	(180)	56
Comprehensive Income	$28,269	$23,424	$59,931	$65,189

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2015	2014
Operating Activities:
Net income	$60,111	$65,133
Items not affecting cash:
Depreciation and amortization	33,026	30,191
Deferred income taxes	7,370	24,376
Provision for doubtful receivables	(78)	1,001
Employee benefit plan expenses	2,500	(814)
Equity earnings in ATC	(6,568)	(7,306)
Other items	(154)	(843)
Changes in working capital items:
Decrease in current assets	39,034	13,318
Decrease in current liabilities	(18,231)	(7,515)
Dividend income from ATC	4,732	5,762
Cash contributions to pension and other postretirement plans	(12,460)	(2,449)
Other noncurrent items, net	13,373	118
Cash Provided by Operating Activities	122,655	120,972

Investing Activities:
Capital expenditures	(52,311)	(66,138)
Capital contributions to investments	(785)	(1,830)
Other	(85)	(1,265)
Cash Used for Investing Activities	(53,181)	(69,233)

Financing Activities:
Cash dividends paid on common stock	(29,816)	(28,634)
Repayment of long-term debt	(3,128)	(3,069)
Repayment of short-term debt	(7,000)	-
Other	(1,018)	(130)
Cash Used for Financing Activities	(40,962)	(31,833)

Change in cash and cash equivalents	28,512	19,906
Cash and cash equivalents at beginning of period	65,755	68,813
Cash and Cash Equivalents at End of Period	$94,267	$88,719

The accompanying notes are an integral part of the unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Balance Sheets (unaudited)

(In thousands)

	September 30,	December 31,
ASSETS	2015	2014
Current Assets:
Cash and cash equivalents	$94,267	$65,755
Accounts receivable, less reserves of $3,418 and $4,329, respectively	35,507	41,614
Other accounts receivable, less reserves of $702 and $420, respectively	6,549	7,610
Unbilled revenues	21,252	31,262
Materials and supplies, at average cost	19,258	17,121
Fossil fuel	14,195	8,098
Stored natural gas, at average cost	16,998	21,036
Prepaid taxes	14,507	38,910
Regulatory assets - current	9,331	8,360
Deferred income taxes - current	-	3,482
Other current assets	9,916	10,711
Total Current Assets	241,780	253,959
Regulatory assets	155,469	156,823
Other deferred assets and other	10,028	7,018
Property, Plant, and Equipment:
Property, plant, and equipment, net	1,207,520	1,189,077
Construction work in progress	25,015	19,029
Total Property, Plant, and Equipment	1,232,535	1,208,106
Investments	74,016	71,760
Total Assets	$1,713,828	$1,697,666

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$4,245	$4,182
Short-term debt	-	7,000
Accounts payable	35,854	41,655
Accrued interest and taxes	3,996	5,086
Accrued payroll related items	10,141	11,241
Deferred income taxes	945	-
Regulatory liabilities - current	4,376	-
Derivative liabilities	8,880	6,901
Other current liabilities	5,821	13,931
Total Current Liabilities	74,258	89,996
Other Credits:
Deferred income taxes	345,127	342,045
Investment tax credit - deferred	1,094	1,223
Regulatory liabilities	24,467	22,715
Accrued pension and other postretirement benefits	78,879	90,201
Derivative liabilities	48,070	46,560
Other deferred liabilities and other	60,476	50,269
Total Other Credits	558,113	553,013
Capitalization:
Common shareholders' equity	689,374	659,401
Long-term debt	392,083	395,256
Total Capitalization	1,081,457	1,054,657
Commitments and contingencies (see Footnote 8)	-	-
Total Liabilities and Capitalization	$1,713,828	$1,697,666

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Common Equity (unaudited)

(In thousands, except per-share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income	Total
2014
Beginning balance - December 31, 2013	34,668	$34,668	$316,268	$266,197	$377	$617,510
Net income				65,133		65,133
Other comprehensive income (loss)					56	56
Common stock dividends declared
($0.826 per share)				(28,634)		(28,634)
Cash in lieu of fractional shares related
to stock split				(80)		(80)
Ending balance - September 30, 2014	34,668	$34,668	$316,268	$302,616	$433	$653,985

2015
Beginning balance - December 31, 2014	34,668	$34,668	$316,268	$308,007	$458	$659,401
Cumulative effect of new accounting
principle (see Footnote 4)				(142)		(142)
Beginning balance - Adjusted				307,865		659,259
Net income				60,111		60,111
Other comprehensive income (loss)					(180)	(180)
Common stock dividends declared
($0.860 per share)				(29,816)		(29,816)
Ending balance - September 30, 2015	34,668	$34,668	$316,268	$338,160	$278	$689,374

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Income (unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2015	2014	2015	2014
Operating Revenues:
Regulated electric revenues	$121,460	$112,875	$319,191	$308,435
Regulated gas revenues	17,435	21,410	108,039	163,351
Nonregulated revenues	1,911	862	5,853	2,392
Total Operating Revenues	140,806	135,147	433,083	474,178

Operating Expenses:
Fuel for electric generation	17,057	9,841	41,630	35,843
Purchased power	18,488	21,307	62,624	58,790
Cost of gas sold	4,302	11,045	57,879	107,695
Other operations and maintenance	38,561	37,309	120,269	117,593
Depreciation and amortization	11,170	10,364	32,991	30,156
Other general taxes	4,877	4,872	14,951	14,861
Income tax provision	14,401	13,338	31,218	36,180
Total Operating Expenses	108,856	108,076	361,562	401,118
Operating Income	31,950	27,071	71,521	73,060

Other Income and Deductions:
AFUDC - equity funds	206	255	501	3,306
Equity in earnings in ATC	2,398	2,423	6,568	7,306
Income tax provision	(977)	(984)	(2,763)	(3,390)
Other income, net	(73)	(111)	(288)	(351)
Total Other Income and Deductions	1,554	1,583	4,018	6,871
Income before interest expense	33,504	28,654	75,539	79,931

Interest Expense:
Interest on long-term debt	5,123	5,225	15,410	15,714
Other interest, net	37	44	52	52
AFUDC - borrowed funds	(67)	(84)	(163)	(1,090)
Net Interest Expense	5,093	5,185	15,299	14,676
Net Income	$28,411	$23,469	$60,240	$65,255
Less: Net Income Attributable to Noncontrolling
Interest, net of tax	(6,633)	(6,653)	(19,812)	(19,784)
Net Income Attributable to MGE	$21,778	$16,816	$40,428	$45,471

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Comprehensive Income (unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2015	2014	2015	2014
Net Income	$28,411	$23,469	$60,240	$65,255
Other comprehensive income, net of tax:
Unrealized (loss) gain on available-for-sale
securities, net of tax ($19 and ($29), and $92 and
$36, respectively)	(28)	43	(137)	(54)
Comprehensive Income	$28,383	$23,512	$60,103	$65,201
Less: Comprehensive Income Attributable to
Noncontrolling Interest, net of tax	(6,633)	(6,653)	(19,812)	(19,784)
Comprehensive Income Attributable to MGE	$21,750	$16,859	$40,291	$45,417

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2015	2014
Operating Activities:
Net income	$60,240	$65,255
Items not affecting cash:
Depreciation and amortization	32,991	30,156
Deferred income taxes	4,510	23,811
Provision for doubtful receivables	(78)	1,001
Employee benefit plan expenses	2,500	(814)
Equity earnings in ATC	(6,568)	(7,306)
Other items	234	(446)
Changes in working capital items:
Decrease in current assets	46,806	13,258
Decrease in current liabilities	(15,876)	(5,457)
Dividend income from ATC	4,732	5,762
Cash contributions to pension and other postretirement plans	(12,460)	(2,449)
Other noncurrent items, net	13,076	(24)
Cash Provided by Operating Activities	130,107	122,747

Investing Activities:
Capital expenditures	(52,311)	(66,138)
Capital contributions to investments	(533)	(1,420)
Other	(90)	(1,087)
Cash Used for Investing Activities	(52,934)	(68,645)

Financing Activities:
Cash dividends paid to parent by MGE	(20,000)	(26,500)
Distributions to parent from noncontrolling interest	(12,007)	(17,778)
Equity contribution received by noncontrolling interest	3,053	1,420
Repayment of long-term debt	(3,128)	(3,069)
Repayment of short-term debt	(7,000)	-
Other	(682)	-
Cash Used for Financing Activities	(39,764)	(45,927)

Change in cash and cash equivalents	37,409	8,175
Cash and cash equivalents at beginning of period	4,562	14,808
Cash and Cash Equivalents at End of Period	$41,971	$22,983

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Balance Sheets (unaudited)

(In thousands)

	September 30,	December 31,
ASSETS	2015	2014
Current Assets:
Cash and cash equivalents	$41,971	$4,562
Accounts receivable, less reserves of $3,418 and $4,329, respectively	35,507	41,614
Affiliate receivables	602	7,112
Other accounts receivable, less reserves of $702 and $420, respectively	6,490	7,524
Unbilled revenues	21,252	31,262
Materials and supplies, at average cost	19,258	17,121
Fossil fuel	14,195	8,098
Stored natural gas, at average cost	16,997	21,035
Prepaid taxes	13,418	39,103
Regulatory assets - current	9,331	8,360
Deferred income taxes - current	-	1,271
Other current assets	9,881	10,683
Total Current Assets	188,902	197,745
Affiliate receivable long-term	4,898	5,295
Regulatory assets	155,469	156,823
Other deferred assets and other	7,908	4,977
Property, Plant, and Equipment:
Property, plant, and equipment, net	1,206,828	1,188,351
Construction work in progress	25,015	19,029
Total Property, Plant, and Equipment	1,231,843	1,207,380
Investments	70,533	68,402
Total Assets	$1,659,553	$1,640,622

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$4,245	$4,182
Short-term debt	-	7,000
Accounts payable	35,847	41,654
Accrued interest and taxes	3,950	5,039
Accrued payroll related items	10,141	11,241
Deferred income taxes	946	-
Regulatory liabilities - current	4,376	-
Derivative liabilities	8,880	6,901
Other current liabilities	5,600	11,350
Total Current Liabilities	73,985	87,367
Other Credits:
Deferred income taxes	337,233	334,773
Investment tax credit - deferred	1,094	1,223
Regulatory liabilities	24,467	22,715
Accrued pension and other postretirement benefits	78,879	90,201
Derivative liabilities	48,070	46,560
Other deferred liabilities and other	60,475	50,267
Total Other Credits	550,218	545,739
Capitalization:
Common shareholder's equity	506,720	486,571
Noncontrolling interest	136,547	125,689
Total Equity	643,267	612,260
Long-term debt	392,083	395,256
Total Capitalization	1,035,350	1,007,516
Commitments and contingencies (see Footnote 8)	-	-
Total Liabilities and Capitalization	$1,659,553	$1,640,622

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Common Equity (unaudited)

(In thousands)

					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling
	Shares	Value	Capital	Earnings	Income	Interest	Total
2014
Beginning balance - Dec. 31, 2013	17,348	$17,348	$192,417	$247,534	$192	$118,963	$576,454
Net income				45,471		19,784	65,255
Other comprehensive loss					(54)		(54)
Cash dividends paid to parent
by MGE				(26,500)			(26,500)
Equity contribution received by
noncontrolling interest						1,420	1,420
Distributions to parent from
noncontrolling interest						(17,778)	(17,778)
Ending balance - September 30, 2014	17,348	$17,348	$192,417	$266,505	$138	$122,389	$598,797

2015
Beginning balance - Dec. 31, 2014	17,348	$17,348	$192,417	$276,662	$144	$125,689	$612,260
Cumulative effect of new accounting
principle (see Footnote 4)				(142)			(142)
Beginning balance - Adjusted				276,520			612,118
Net income				40,428		19,812	60,240
Other comprehensive loss					(137)		(137)
Cash dividends paid to parent
by MGE				(20,000)			(20,000)
Equity contribution received by
noncontrolling interest						3,053	3,053
Distributions to parent from
noncontrolling interest						(12,007)	(12,007)
Ending balance - September 30, 2015	17,348	$17,348	$192,417	$296,948	$7	$136,547	$643,267

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc., and Madison Gas and Electric Company

Notes to Consolidated Financial Statements (unaudited)

September 30, 2015

1.

Basis of Presentation - MGE Energy and MGE.

This report is a combined report of MGE Energy and MGE. References in this report to "MGE Energy" are to MGE Energy, Inc. and its subsidiaries. References in this report to "MGE" are to Madison Gas and Electric Company.

MGE Power Elm Road and MGE Power West Campus own electric generating assets and lease those assets to MGE. Both entities are variable interest entities under applicable authoritative accounting guidance. MGE is considered the primary beneficiary of these entities as a result of contractual agreements. As a result, MGE has consolidated MGE Power Elm Road and MGE Power West Campus. See Footnote 2 of Notes to Consolidated Financial Statements under Item 8, Financial Statements and Supplementary Data, of MGE Energy's and MGE's 2014 Annual Report on Form 10-K.

The accompanying consolidated financial statements as of September 30, 2015, and for the three and nine months ended, are unaudited, but include all adjustments that MGE Energy and MGE management consider necessary for a fair statement of their respective financial statements. All adjustments are of a normal, recurring nature except as otherwise disclosed. The year-end consolidated balance sheet information was derived from the audited balance sheet appearing in MGE Energy's and MGE's 2014 Annual Report on Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These notes should be read in conjunction with the financial statements and the notes on pages 52 through 101 of the 2014 Annual Report on Form 10-K.

2.

Equity and Financing Arrangements.

a.

Common Stock - MGE Energy.

MGE Energy sells shares of its common stock through its Stock Plan. Those shares may be newly issued shares or shares that MGE Energy has purchased in the open market for resale to participants in the Stock Plan. All sales under the Stock Plan are covered by a shelf registration statement that MGE Energy filed with the SEC. For both the nine months ended September 30, 2015 and 2014, MGE Energy did not issue any new shares of common stock under the Stock Plan.

b.

Dilutive Shares Calculation - MGE Energy.

MGE Energy does not hold any dilutive securities.

c.

Credit Facilities - MGE Energy and MGE.

On June 1, 2015, MGE Energy and MGE entered into new revolving credit agreements, and terminated their existing revolving credit agreements.

MGE Energy entered into a Credit Agreement with an aggregate commitment of $50 million (MGE Energy Credit Agreement) with various financial institutions, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent. Also, MGE entered into two revolving credit agreements: a Credit Agreement with an aggregate commitment of $60 million (MGE JPM Credit Agreement) with various financial institutions, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent, and a Credit Agreement with an aggregate commitment of $40 million (MGE USB Credit Agreement) with various financial institutions, as lenders, and U.S. Bank National Association, as administrative agent. The MGE Energy Credit Agreement, the MGE JPM Credit Agreement, and the MGE USB Credit Agreement are collectively referred to as the Credit Agreements. As of September 30, 2015, neither MGE Energy nor MGE had any borrowings outstanding under the Credit Agreements, and MGE had no commercial paper outstanding.

The Credit Agreements have a term expiring on June 1, 2020. Borrowings under the Credit Agreements may bear interest at a rate based upon either a "floating rate" or a "Eurodollar Rate" adjusted for statutory reserve requirements, plus an adder based upon the credit ratings assigned to MGE's senior unsecured long-term debt securities. The "floating rate" is calculated on a daily basis as the highest of a prime rate, a Federal Funds effective rate plus 0.5% per annum, or a Eurodollar Rate for a one-month interest period plus 1%. The "floating rate" adder ranges from zero to 0.125%. The "Eurodollar Rate" is calculated as provided in the Credit Agreements. The "Eurodollar Rate" adder ranges from 0.625% to 1.125%.

3.

Investment in ATC - MGE Energy and MGE.

ATC owns and operates electric transmission facilities primarily in Wisconsin. MGE received an interest in ATC when it, like other Wisconsin electric utilities, contributed its electric transmission facilities to ATC as required by Wisconsin law. That interest is presently held by MGE Transco, which is jointly owned by MGE Energy and MGE.

MGE Transco has accounted for its investment in ATC under the equity method of accounting. For the nine months ended September 30, 2015 and 2014, MGE Transco recorded the following:

	Nine Months Ended September 30,

(In thousands)	2015	2014
Equity in earnings from investment in ATC	$6,568	$7,306
Dividends received from ATC	4,732	5,762
Capital contributions to ATC	533	1,420

MGE Transco's investment in ATC as of September 30, 2015, and December 31, 2014, was $70.0 million and $67.7 million, respectively. On October 30, 2015, MGE Transco made a $0.2 million capital contribution to ATC.

At September 30, 2015, MGE is the majority owner, and MGE Energy, the holding company, is the minority owner of MGE Transco. MGE Energy's proportionate share of the equity and net income of MGE Transco is classified within the MGE financial statements as noncontrolling interest.

ATC's summarized financial data for the three and nine months ended September 30, 2015 and 2014, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

(In thousands)	2015	2014	2015	2014
Operating revenues	$164,515	$163,643	$482,043	$486,970
Operating expenses	(78,059)	(76,561)	(238,336)	(229,589)
Other income, net	585	693	566	1,403
Interest expense, net	(23,655)	(22,204)	(72,310)	(66,442)
Earnings before members' income taxes	$63,386	$65,571	$171,963	$192,342

4.

Chattel Paper Agreements - MGE Energy and MGE.

MGE makes available to qualifying customers a financing program for the purchase and installation of energy-related equipment that will provide more efficient use of utility service at the customer's property. The energy-related equipment installed at the customer sites is used to secure the customer loans. MGE is a party to a chattel paper purchase agreement with a financial institution under which it can sell or finance an undivided interest with recourse, in up to $10.0 million of the financing program receivables, until July 31, 2016. The length of the MGE guarantee to the financial institution varies from one to ten years depending on the term of the underlying customer loan. The loan balances outstanding at September 30, 2015, approximate the fair value of the energy-related equipment acting as collateral. MGE accounts for these agreements as secured borrowings.

Prior to the Transfers and Servicing Asset authoritative accounting guidance that became effective in 2015, these agreements were treated as off-balance sheet arrangements. Beginning January 1, 2015, these agreements are included as assets and liabilities in the consolidated balance sheet. As of September 30, 2015, assets (other accounts receivable and other deferred assets) and liabilities (accounts payable and other deferred liabilities) increased approximately $3.8 million as a cumulative result of the guidance. In addition, the cumulative effect of this guidance resulted in a $0.1 million reduction in retained earnings.

As of September 30, 2015, the remaining contractual maturities of the chattel paper agreements were as follows:

(In thousands)	2015	2016	2017	2018	Thereafter	Total
Repurchase-to-Maturity Transactions:
Loans	$132	$735	$472	$504	$1,963	$3,806

5.

Taxes - MGE Energy and MGE.

MGE Energy's effective income tax rates for the three and nine months ended September 30, 2015, were 35.1% and 36.1%, respectively, compared to 38.0% and 37.8% for the same periods in 2014. MGE's effective income tax rates for the three and nine months ended September 30, 2015, were 35.1% and 36.1%, respectively, compared to 37.9% and 37.8% for the same periods in 2014. The decrease in the effective tax rates is due in part to a higher domestic manufacturing deduction, offset by lower AFUDC equity earnings in 2015.

6.

Pension and Other Postretirement Plans - MGE Energy and MGE.

MGE maintains qualified and nonqualified pension plans, health care, and life insurance benefits. Additionally, MGE has defined contribution 401(k) benefit plans.

The following table presents the components of MGE Energy's and MGE's net periodic benefit costs recognized for the three and nine months ended September 30, 2015 and 2014. A portion of the net periodic benefit cost is capitalized within the consolidated balance sheets.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2015	2014	2015	2014
Pension Benefits
Components of net periodic (benefit) cost:
Service cost	$1,878	$1,536	$5,715	$4,609
Interest cost	3,594	3,367	10,936	10,102
Expected return on assets	(5,930)	(5,467)	(18,045)	(16,402)
Amortization of:
Prior service cost	6	51	18	152
Actuarial loss	1,393	180	4,240	539
Net periodic (benefit) cost	$941	$(333)	$2,864	$(1,000)

Postretirement Benefits
Components of net periodic (benefit) cost:
Service cost	$194	$241	$580	$722
Interest cost	392	564	1,176	1,691
Expected return on assets	(355)	(478)	(1,063)	(1,432)
Amortization of:
Transition obligation	-	1	1	2
Prior service benefit	(337)	(487)	(1,009)	(1,462)
Actuarial loss	133	28	397	86
Net periodic (benefit) cost	$27	$(131)	$82	$(393)

7.

Share-Based Compensation - MGE Energy and MGE.

Under MGE Energy's Performance Unit Plan, eligible employees may receive performance units that entitle the holder to receive a cash payment equal to the value of a designated number of shares of MGE Energy's common stock, plus dividend equivalent payments thereon, at the end of the set performance period.

On February 20, 2015, 18,948 units were granted based on the MGE Energy closing stock price as of that date. Units are subject to a five-year graded vesting schedule. On the grant date, MGE Energy and MGE measure the cost of the employee services received in exchange for a performance unit award based on the current market value of MGE Energy common stock. The fair value of the awards has been subsequently re-measured at September 30, 2015, as required by applicable accounting standards. Changes in fair value have been recognized as compensation cost. Since this amount is re-measured quarterly throughout the vesting period, the compensation cost is subject to variability.

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

During the nine months ended September 30, 2015 and 2014, MGE recorded $0.4 million and $0.9 million, respectively, in compensation expense as a result of awards under the plans. In January 2015, cash payments of $1.3 million were distributed relating to awards that were granted in 2010. During the nine months ended September 30, 2015, MGE recorded a $0.2 million gain on 4,676 units forfeited. No forfeitures occurred during the nine months ended September 30, 2014. At September 30, 2015, $4.2 million of outstanding awards are vested, and of this amount no cash settlements have occurred.

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

EPA's Effluent Limitations Guidelines (ELG) and Standards for Steam Electric Power Generating Point Source Category

In September 2015, the EPA released its final rule setting Effluent Limitations Guidelines (ELG) for the steam electric power generating industry. The ELG rule establishes federal limits on the amount of metals and other pollutants that can be discharged in wastewater from new and existing steam electric generation plants. The ELG rule mostly covers pollutants that are captured by certain air pollution control and via wet ash handling systems at coal-burning power plants with units greater than 50 megawatt (MW) generation capacity. Although we are still reviewing the ELG rule, we anticipate that some equipment upgrades may be necessary at the Columbia and Elm Road plants to comply with the new discharge standards. The rule will go into effect in 2018 and will be applied to Wisconsin-based power plants as they renew their WPDES permits.

MGE cannot accurately estimate the costs associated with the ELG rule without a more thorough evaluation. However, management believes that any compliance costs will be recovered in future rates based on previous treatment of environmental compliance projects.

EPA Cooling Water Intake Rules (Section 316(b))

Section 316(b) of the Clean Water Act (CWA) requires that the cooling water intake structures at electric power plants meet best available technology standards so that mortality from entrainment (drawing aquatic life into a plant's cooling system) and impingement (trapping aquatic life on screens) are reduced. The EPA finalized its 316(b) rule for existing facilities in 2014. Section 316(b) requirements are implemented in Wisconsin through modifications to plants' WPDES permits, which govern plant wastewater discharges. WDNR is currently developing rules to implement the EPA 316(b) rule.

Our WCCF facility already employs a system that meets the 316(b) rule. Our Blount plant has conducted studies showing that it will likely be in compliance with this rule when its WPDES permit is renewed in 2017. The operator of our Columbia plant plans to conduct an intake study to demonstrate compliance with the 316(b) rule and/or identify design criteria needed to meet the new rule requirements prior to Columbia's 2017 WPDES permit renewal. The exact requirements at Blount and Columbia, however, will not be known until the WDNR finalizes its rule, approves the plant operators' approach, and those sites' WPDES permits are modified to account for this rule. Nonetheless, MGE expects that the 316(b) rule will not have material effects on its existing plants.

EPA's Greenhouse Gas (GHG) Reduction Guidelines under the Clean Air Act 111(d) Rule

On August 3, 2015, the EPA finalized its Clean Power Plan rule setting guidelines for states to use in developing plans to control GHG emissions from existing fossil fuel-fired electric generating units (EGUs) and systems. When fully implemented in 2030, the Clean Power Plan is projected to reduce GHG emissions from this sector by 32 percent below 2005 levels. States are given up to three years to submit a plan to meet the reduction goals and are expected to meet interim goals starting in 2022 and the final goal in 2030. Implementation of the rule is expected to have a direct impact on coal and natural gas fired generating units, including possible changes in dispatch and additional operating costs.

On October 23, 2015, several states, including Wisconsin, and several state regulatory bodies filed a joint petition seeking to have the U.S. Court of Appeals for the District of Columbia Circuit stay the effectiveness of the Clean Power Plant rule, which would otherwise become effective on December 22, 2015, and seeking expedited review of the petitioners' challenges to the legality of the adoption of the rule.

MGE is evaluating the rule and its requirements. Given the pending legal proceedings and the need for a yet-to-be-developed state implementation plan or federal implementation plan, the nature and timing of any final requirements is subject to uncertainty. If the rule remains substantially in its present form, it is expected to have a material impact on MGE.

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

Sulfur Dioxide (SO2) NAAQS

The EPA's new 1-hour SO2 NAAQS has been in place since 2010 and initial attainment/nonattainment designations by states were due in 2013. However, the EPA was sued by environmental groups for not making these designations in a timely and proper manner. In March 2015, the EPA entered into a court-approved consent decree requiring 1-hour SO2 attainment/nonattainment area designations to be completed in three phases extending out until 2020. In August 2015, the EPA published its data requirements rule that lays out expectations, designation process options, and timeframes for states and tribes to meet. Under this new rule, states must submit their first designation proposals in July 2016 for those areas that contain large stationary sources of SO2 (sources that emit over a threshold mass of SO2, and/or over a threshold emissions rate). These proposals must identify one of the following options for demonstrating attainment with the 1-hour SO2 NAAQS: modeling of SO2 emissions; monitoring of SO2 emissions; or limiting large stationary sources to 2,000 ton per year of SO2 emissions by January 13, 2017. The EPA must make final designation determinations for these areas between 2017 and 2020 depending on the area.

In March 2015, MGE's Columbia plant was identified in the Federal Register as meeting the criteria of a large stationary source of SO2 (based on 2012 data). As such, the State of Wisconsin must submit an attainment/nonattainment area designation plan for Columbia County (the county in which the Columbia plant is located). Since the 2012 data was collected, Columbia has installed pollution control equipment that has lowered its total SO2 emissions and its SO2 emissions rate. However, we will not know with any certainty if Columbia County will be determined to be in attainment until the State of Wisconsin completes its attainment/nonattainment demonstration and the EPA approves it. The outcome of this designation may have an adverse effect on the operation of the Columbia plant. MGE will monitor and participate in developments with the Columbia County designation process. Management believes compliance costs will be recovered in future rates based on previous treatment of environmental compliance projects.

Ozone NAAQS

In October 2015, the EPA revised the primary and secondary ozone NAAQS, lowering each to 70 ppb. Based on current ozone monitoring data, it appears that Milwaukee County (where our Elm Road Units are located) may not attain the lowered standards. Current ozone monitoring data suggests that Dane and Columbia Counties (where our WCCF/Blount and Columbia Units are located, respectively) will meet the new ozone NAAQS. Nonetheless, final attainment designations for these three counties will be based upon air monitoring data for years 2014-2016 and must be approved by EPA. Once these designations are complete, the State of Wisconsin will develop implementation plans for each county designated as nonattainment, which could affect plant operations within the nonattainment counties. These implementation plans are not expected to be finalized until 2017 at the earliest. MGE will continue to monitor developments, attainment designations, and state actions and implementation plans.

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

CSAPR has been the subject of extensive litigation. That litigation had delayed implementation and created uncertainty, however, the most recent D.C. Circuit ruling clears the way for CSAPR to be fully implemented in Wisconsin. Some uncertainty remains as to the ozone season NOx budget for Wisconsin. In late 2014, the EPA tolled CSAPR's original compliance deadlines by three years and MGE's affected facilities must now meet their Phase I reduction obligations in 2015 and Phase II in 2017. MGE anticipates meeting its CSAPR requirements at all of our affected facilities by applying reductions achieved from recent pollution control installations and early reduction efforts. We do not anticipate this rule to have a significant impact on MGE.

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

EPA's Coal Combustion Residuals Rule

In December 2014, the EPA finalized its Disposal of Coal Combustion Residuals from Electric Utilities (CCR) rule. The rule became effective on October 19, 2015. It provides that coal ash will be regulated as a solid waste, and defines what ash use activities would be considered generally exempt beneficial reuse of coal ash. The rule also regulates landfills, ash ponds, and other surface impoundments for coal combustion residuals by regulating their design, location, monitoring, and operation. Landfills and impoundments that cannot meet design criteria will need to formally close within defined timeframes.

The Columbia and Elm Road Units co-owners and plant operators are evaluating the final rule to determine what changes may be necessary at those facilities and the associated timeframes. We anticipate that some design and operational changes may need to be made at these facilities. Review of our Elm Road facility has indicated that the costs to comply with this rule are not expected to be significant. We are still evaluating the rule's full effects at Columbia, however, Columbia's operator has developed a preliminary implementation schedule for meeting the various deadlines spelled out in the rule. Management believes compliance costs will be recovered in future rates based on previous treatment of environmental compliance projects.

Columbia

Based upon current available information, compliance with various environmental requirements and initiatives is expected to result in significant additional operating and capital expenditures at Columbia as noted below.

Columbia Clean Air Act Litigation

Columbia is a coal-fired generating station operated by WPL in which WPL, WPSC, and MGE have ownership interests. In December 2009, the EPA sent a Notice of Violation (NOV) to MGE as one of the co-owners of Columbia. The NOV alleged that WPL and the Columbia co-owners failed to comply with appropriate pre-construction review and permitting requirements and, as a result, violated the Prevention of Significant Deterioration program requirements, Title V Operating Permit requirements of the CAA, and the Wisconsin SIP. In April 2013, the EPA filed a lawsuit against the co-owners of Columbia asserting similar allegations. In September 2010 and April 2013, the Sierra Club filed civil lawsuits against WPL alleging violations of the CAA at Columbia and other Wisconsin facilities operated by WPL. In June 2013, the court approved and entered a consent decree entered by the EPA, Sierra Club, and the co-owners of Columbia to resolve these claims, while admitting no liability. One of the requirements of the consent decree requires installation of a SCR system at Columbia Unit 2 by December 31, 2018. Installation of the SCR has been approved by the PSCW. MGE's share of the projected cost for the SCR system is approximately $19-$29 million. In addition, the consent decree establishes emission rate limits for SO2, NOx, and particulate matter and annual plant-wide emission caps for SO2 and NOx. MGE intends to seek recovery in future rates of the costs associated with its compliance with the terms of the final consent decree and currently expects to recover any material compliance costs.

b.

Legal Matters.

MGE is involved in various legal matters that are being defended and handled in the normal course of business. MGE maintains accruals for such costs that are probable of being incurred and subject to reasonable estimation. The accrued amount for these matters is not material to the financial statements.

c.

Purchase Contracts.

MGE Energy and MGE have entered into various commodity supply, transportation, and storage contracts to meet their obligations to deliver electricity and natural gas to customers. As of September 30, 2015, the future commitments related to these purchase contracts were as follows:

(In thousands)	2015	2016	2017	2018	2019
Coal(a)	$6,211	$21,639	$10,664	$6,560	$3,850
Natural gas
Transportation & storage(b)	5,229	18,117	17,983	17,901	16,971
Supply(c)	10,704	11,127	-	-	-
	$22,144	$50,883	$28,647	$24,461	$20,821

(a)

Total coal commitments for the Columbia and Elm Road Units, including transportation. Fuel procurement for MGE's jointly owned Columbia and Elm Road Units is handled by WPL and WEPCO, respectively, who are the operators of those facilities. If any minimum purchase obligations must be paid under these contracts, management believes these obligations would be considered costs of service and recoverable in rates.

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

d.

Asset Retirement Obligation.

MGE Energy and MGE are required to record a liability for the fair value of an ARO to be recognized in the period in which it is incurred if it can be reasonably estimated. The offsetting associated asset retirement costs are capitalized as a long-lived asset and depreciated over the asset's useful life. As of September 30, 2015, MGE recorded an obligation of $2.3 million for the fair value of its legal liability for asset retirement obligations (AROs) associated with the effect of the final Coal Combustion Residual Rule at Columbia. MGE has regulatory treatment and recognizes regulatory assets or liabilities for the timing differences between when we recover legal AROs in rates and when those costs would actually be recognized.

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

b.

Notional Amounts.

The gross notional volume of open derivatives is as follows:

	September 30, 2015	December 31, 2014
Commodity derivative contracts	343,560 MWh	448,000 MWh
Commodity derivative contracts	6,547,500 Dth	4,405,000 Dth
FTRs	3,286 MW	1,854 MW

c.

Financial Statement Presentation.

MGE purchases and sells exchange-traded and over-the-counter options, swaps, and future contracts. These arrangements are primarily entered into to help stabilize the price risk associated with gas or power purchases. These transactions are employed by both MGE's gas and electric segments. Additionally, as a result of the firm transmission agreements that MGE holds on electricity transmission paths in the MISO market, MGE holds FTRs. An FTR is a financial instrument that entitles the holder to a stream of revenues or charges based on the differences in hourly day-ahead energy prices between two points on the transmission grid. The fair values of these instruments are offset with a corresponding regulatory asset/liability depending on whether they are in a net loss/gain position. Depending on the nature of the instrument, the gain or loss associated with these transactions will be reflected as cost of gas sold, fuel for electric generation, or purchased power expense in the delivery month applicable to the instrument. At September 30, 2015, and December 31, 2014, the cost basis of exchange traded derivatives and FTRs exceeded their fair value by $0.4 million and $1.6 million, respectively.

MGE is a party to a purchased power agreement that provides MGE with firm capacity and energy during a base term from June 1, 2012, through May 31, 2022. The agreement also allows MGE an option to extend the contract after the base term. The agreement is accounted for as a derivative contract and is recognized at its fair value on the consolidated balance sheets. However, the derivative qualifies for regulatory deferral and is recognized with a corresponding regulatory asset or liability depending on whether the fair value is in a loss or gain position. The fair value of the contract at September 30, 2015, and December 31, 2014, reflects a loss position of $57.0 million and $53.4 million, respectively. The actual cost will be recognized in purchased power expense in the month of purchase.

The following table summarizes the fair value of the derivative instruments on the consolidated balance sheets. All derivative instruments in this table are presented on a gross basis and are calculated prior to the netting of instruments with the same counterparty under a master netting agreement as well as the netting of collateral. For financial statement purposes, MGE Energy and MGE have netted instruments with the same counterparty under a master netting agreement as well as the netting of collateral. At September 30, 2015, MGE Energy and MGE had the right to reclaim collateral (a receivable) of $0.8 million.

	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
September 30, 2015
Commodity derivative contracts	Other current assets	$375	Derivative liability (current)	$1,196
Commodity derivative contracts	Other deferred charges	65	Derivative liability (long-term)	62
FTRs	Other current assets	370	Derivative liability (current)	-
PPA	N/A	N/A	Derivative liability (current)	8,880
PPA	N/A	N/A	Derivative liability (long-term)	48,070

December 31, 2014
Commodity derivative contracts	Other current assets	$130	Derivative liability (current)	$2,262
Commodity derivative contracts	Other deferred charges	93	Derivative liability (long-term)	171
FTRs	Other current assets	642	Derivative liability (current)	-
PPA	N/A	N/A	Derivative liability (current)	6,870
PPA	N/A	N/A	Derivative liability (long-term)	46,560

The following tables show the effect of netting arrangements for recognized derivative assets and liabilities that are subject to a master netting arrangement or similar arrangement on the consolidated balance sheets.

Offsetting of Derivative Assets
(In thousands)	Gross amounts	Gross amounts offset in balance sheet	Collateral posted against derivative positions	Net amount presented in balance sheet
September 30, 2015
Commodity derivative contracts	$440	$(431)	$-	$9
FTRs	370	-	-	370

December 31, 2014
Commodity derivative contracts	$223	$(223)	$-	$-
FTRs	642	-	-	642

Offsetting of Derivative Liabilities
(In thousands)	Gross amounts	Gross amounts offset in balance sheet	Collateral posted against derivative positions	Net amount presented in balance sheet
September 30, 2015
Commodity derivative contracts	$1,258	$(431)	$(827)	$-
PPA	56,950	-	-	56,950

December 31, 2014
Commodity derivative contracts	$2,433	$(223)	$(2,179)	$31
PPA	53,430	-	-	53,430

The following tables summarize the unrealized and realized gains (losses) related to the derivative instruments on the consolidated balance sheets at September 30, 2015 and 2014, and the consolidated income statements for the three and nine months ended September 30, 2015 and 2014.

	2015		2014
(In thousands)	Current and long-term regulatory asset	Other current assets	Current and long-term regulatory asset	Other current assets
Three Months Ended September 30:
Balance at July 1,	$56,048	$455	$48,853	$676
Unrealized loss (gain)	4,036	-	5,329	-
Realized (loss) gain reclassified to a deferred
account	(408)	408	(314)	314
Realized (loss) gain reclassified to income
statement	(2,278)	(91)	(1,184)	(249)
Balance at September 30,	$57,398	$772	$52,684	$741

Nine Months Ended September 30:
Balance at January 1,	$54,998	$1,001	$63,893	$411
Unrealized loss (gain)	8,514	-	(18,090)	-
Realized (loss) gain reclassified to a deferred
account	(1,700)	1,700	1,120	(1,120)
Realized (loss) gain reclassified to income
statement	(4,414)	(1,929)	5,761	1,450
Balance at September 30,	$57,398	$772	$52,684	$741

	Realized losses (gains)
	2015		2014
(In thousands)	Fuel for electric generation/ purchased power	Cost of gas sold	Fuel for electric generation/ purchased power	Cost of gas sold
Three Months Ended September 30:
Commodity derivative contracts	$862	$(17)	$480	$(18)
FTRs	(233)	-	(97)	-
PPA	1,757	-	1,068	-

Nine Months Ended September 30:
Commodity derivative contracts	$1,860	$1,742	$(5,376)	$(1,367)
FTRs	(607)	-	(929)	-
PPA	3,348	-	461	-

MGE's commodity derivative contracts, FTRs, and PPA are subject to regulatory deferral. These derivatives are marked to fair value and are offset with a corresponding regulatory asset or liability. Realized gains and losses are deferred on the consolidated balance sheets and are recognized in earnings in the delivery month applicable to the instrument. As a result of the above described treatment, there are no unrealized gains or losses that flow through earnings.

The PPA has a provision that may require MGE to post collateral if MGE's debt rating falls below investment grade (i.e., below BBB-). The amount of collateral that it may be required to post varies from $20.0 million to $40.0 million, depending on MGE's nominated capacity amount. As of September 30, 2015, no collateral is required to be, or has been, posted. Certain counterparties extend MGE a credit limit. If MGE exceeds these limits, the counterparties may require collateral to be posted. As of September 30, 2015, and December 31, 2014, certain counterparties were in a net liability of less than $0.1 million.

Nonperformance of counterparties to the non-exchange traded derivatives could expose MGE to credit loss. However, MGE enters into transactions only with companies that meet or exceed strict credit guidelines, and it monitors these counterparties on an ongoing basis to mitigate nonperformance risk in its portfolio. As of September 30, 2015, no counterparties have defaulted.

23

10.

Rate Matters - MGE Energy and MGE.

a.

Rate Proceedings.

In July 2015, the PSCW approved MGE's request to extend the current accounting treatment for transmission related costs through 2016, conditioned upon MGE not filing a base rate case for 2016. This treatment would allow MGE to reflect any differential between transmission costs reflected in rates and actual costs incurred in its next rate case filing.

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

The PSCW also approved changes to customer rates and rate design for gas service that became effective January 1, 2015. Gas rate design consists of a fixed monthly customer charge and a variable charge tied to actual usage, in addition to the separate charge for natural gas commodity costs (PGA). The change shifted more of the rate recovery to the monthly charge, reflecting the related fixed costs of providing gas services, and reduced the variable usage-based charge. Thus, gas net income is expected to be more evenly distributed during the year and less sensitive to weather. A similar, but much smaller rate design shift was also approved for electric rates.

On July 26, 2013, the PSCW authorized MGE to freeze electric and natural gas rates at 2013 levels for 2014. The order authorized 100% AFUDC on the Columbia scrubber construction project and deferral of increased costs related to ATC and MISO network upgrade fees. As part of the rate freeze plan authorized by the PSCW, effective January 1, 2014, approximately $6.3 million associated with a 2012 fuel rule surplus credit was required to be refunded to customers and was amortized in 2014. The fuel credit accrued interest at MGE's weighted cost of capital. The authorized return on common stock equity was unchanged at 10.3%.

b.

Fuel Rules.

Fuel rules require the PSCW and Wisconsin utilities to defer electric fuel-related costs that fall outside a symmetrical cost tolerance band around the amount approved for a utility in its annual fuel proceedings. Any over/under recovery of the actual costs is determined on an annual basis and is adjusted in future billings to electric retail customers. The fuel rules bandwidth is currently set at plus or minus 2%. Under fuel rules, MGE would defer costs, less any excess revenues, if its actual electric fuel costs exceeded 102% of the electric fuel costs allowed in its latest rate order. Excess revenues are defined as revenues in the year in question that provide MGE with a greater return on common equity than authorized by the PSCW in MGE's latest rate order. Conversely, MGE is required to defer the benefit of lower costs if actual electric fuel costs were less than 98% of the electric fuel costs allowed in that order.

In August 2015, the PSCW approved on an interim basis MGE's application to implement a fuel credit associated with its fuel savings for 2015. The fuel credit established a mechanism to return the fuel savings to electric customers via a bill credit during the period from September 1, 2015, to December 31, 2015. The fuel credit was based on $5.9 million of actual fuel savings deferred through June 30, 2015. Approximately $2.7 million is expected to be returned to customers through December 31, 2015. The application further proposes a fuel credit to cover expected fuel savings for 2016 in the amount of approximately $5.0 million based on anticipated fuel costs. The actual fuel savings will depend upon the completion of the annual PSCW fuel cost audits for 2015 and 2016.

As of September 30, 2015, MGE has deferred $7.6 million of 2015 electric fuel-related savings that are outside the range authorized by the PSCW. In September 2015, MGE returned $0.7 million of total electric fuel-related savings on customer bills. As part of the rate freeze plan authorized by the PSCW for 2014, $4.7 million of the approximately $6.3 million associated with the 2012 fuel rule credit was amortized against purchased power expense during the nine months ended September 30, 2014.

c.

Purchased Gas Adjustment Clause.

MGE's natural gas rates are subject to a fuel adjustment clause designed to recover or refund the difference between the actual cost of purchased gas and the amount included in rates. Differences between the amounts billed to customers and the actual costs recoverable are deferred and recovered or refunded in future periods by means of prospective monthly adjustments to rates. At September 30, 2015, and December 31, 2014, MGE had over collected $1.1 million and $1.2 million, respectively, which was recorded in other current liabilities on the consolidated balance sheets.

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

Fair Value of Financial Assets and Liabilities Recorded at the Carrying Amount.

At September 30, 2015, and December 31, 2014, the carrying amount of cash, cash equivalents, and outstanding commercial paper approximates fair market value due to the short maturity of those investments and obligations. The estimated fair market value of MGE Energy's and MGE's long-term debt is based on quoted market prices for similar financial instruments at September 30, 2015, and December 31, 2014. Since long-term debt is not traded in an active market, it is classified as Level 2. The estimated fair market value of MGE Energy's and MGE's financial instruments are as follows:

	September 30, 2015		December 31, 2014
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
MGE Energy
Assets:
Cash and cash equivalents	$94,267	$94,267	$65,755	$65,755
Liabilities:
Short-term debt - commercial paper	-	-	7,000	7,000
Long-term debt*	396,562	446,176	399,690	457,420

MGE
Assets:
Cash and cash equivalents	$41,971	$41,971	$4,562	$4,562
Liabilities:
Short-term debt - commercial paper	-	-	7,000	7,000
Long-term debt*	396,562	446,176	399,690	457,420

*Includes long-term debt due within one year.

b.

Recurring Fair Value Measurements.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis for MGE Energy and MGE.

	Fair Value as of September 30, 2015
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Derivatives, net	$379	$-	$-	$379
Exchange-traded investments	627	627	-	-
Total Assets	$1,006	$627	$-	$379
Liabilities:
Derivatives, net(a)	$57,777	$316	$-	$57,461
Deferred compensation	3,160	-	3,160	-
Total Liabilities	$60,937	$316	$3,160	$57,461

MGE
Assets:
Derivatives, net	$379	$-	$-	$379
Exchange-traded investments	122	122	-	-
Total Assets	$501	$122	$-	$379
Liabilities:
Derivatives, net(a)	$57,777	$316	$-	$57,461
Deferred compensation	3,160	-	3,160	-
Total Liabilities	$60,937	$316	$3,160	$57,461

	Fair Value as of December 31, 2014
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Derivatives, net	$642	$-	$-	$642
Exchange-traded investments	927	927	-	-
Total Assets	$1,569	$927	$-	$642
Liabilities:
Derivatives, net(a)	$55,640	$1,012	$-	$54,628
Deferred compensation	2,832	-	2,832	-
Total Liabilities	$58,472	$1,012	$2,832	$54,628

MGE
Assets:
Derivatives, net	$642	$-	$-	$642
Exchange-traded investments	350	350	-	-
Total Assets	$992	$350	$-	$642
Liabilities:
Derivatives, net(a)	$55,640	$1,012	$-	$54,628
Deferred compensation	2,832	-	2,832	-
Total Liabilities	$58,472	$1,012	$2,832	$54,628

(a)

These amounts are shown gross and exclude $0.8 million and $2.2 million of collateral that was posted against derivative positions with counterparties as of September 30, 2015, and December 31, 2014, respectively.

No transfers were made in or out of Level 1 or Level 2 for the nine months ended September 30, 2015.

Investments include exchange-traded investment securities valued using quoted prices on active exchanges and are therefore classified as Level 1.

Derivatives include exchange-traded derivative contracts, over-the-counter transactions, a purchased power agreement, and FTRs. Most exchange-traded derivative contracts are valued based on unadjusted quoted prices in active markets and are therefore classified as Level 1. A small number of exchange-traded derivative contracts are valued using quoted market pricing in markets with insufficient volumes and are therefore classified as Level 3. Transactions done with an over-the-counter party are on inactive markets and are therefore considered unobservable and classified as Level 3. These transactions are valued based on quoted prices from markets with similar exchange traded transactions. FTRs are priced based upon monthly auction results for identical or similar instruments in a closed market with limited data available and are therefore classified as Level 3.

The purchased power agreement (see Footnote 9) was valued using an internally-developed pricing model and therefore is classified as Level 3. The model projects future market energy prices and compares those prices to the projected power costs to be incurred under the contract. Inputs to the model require significant management judgment and estimation. Future energy prices are based on a forward power pricing curve using exchange-traded contracts in the electric futures market, where such exchange-traded contracts exist, and upon calculations based on forward gas prices, where such exchange-traded contracts do not exist. A basis adjustment is applied to the market energy price to reflect the price differential between the market price delivery point and the counterparty delivery point. The historical relationship between the delivery points is reviewed and a discount (below 100%) or premium (above 100%) is derived. This comparison is done for both peak times when demand is high and off peak times when demand is low. If the basis adjustment is lowered, the fair value measurement will decrease, and if the basis adjustment is increased, the fair value measurement will increase.

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

This model is prepared by members of MGE's Energy Accounting department. On a quarterly basis, management in the Energy Supply and Finance departments review the assumptions, inputs, and fair value measurements.

The following table presents the significant unobservable inputs used in the pricing model.

	Model Input
Significant Unobservable Inputs	September 30, 2015	December 31, 2014
Basis adjustment:
On peak	97.4%	98.1%
Off peak	95.4%	95.0%
Counterparty fuel mix:
Internal generation	60% - 75%	50% - 70%
Purchased power	40% - 25%	50% - 30%

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

The following table summarizes the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for both MGE Energy and MGE.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2015	2014	2015	2014
Beginning balance	$(56,194)	$(49,349)	$(53,986)	$(64,628)
Realized and unrealized gains (losses):
Included in regulatory liabilities (assets)	(888)	(3,752)	(3,096)	11,528
Included in other comprehensive income	-	-	-	-
Included in earnings	(2,285)	(1,419)	(4,497)	5,837
Included in current assets	-	-	-	(89)
Purchases	6,364	6,371	17,497	19,900
Sales	-	-	34	(60)
Issuances	-	-	-	-
Settlements	(4,079)	(4,952)	(13,034)	(25,589)
Transfers in and/or out of Level 3	-	-	-	-
Balance as of September 30,	$(57,082)	$(53,101)	$(57,082)	$(53,101)
Total gains (losses) included in earnings attributed to
the change in unrealized gains (losses) related to
assets and liabilities held at September 30,(b)	$-	$-	$-	$-

The following table presents total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis for both MGE Energy and MGE (b).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2015	2014	2015	2014
Purchased Power Expense	$(2,302)	$(1,411)	$(4,515)	$5,845
Cost of Gas Sold Expense	17	(8)	18	(8)
Total	$(2,285)	$(1,419)	$(4,497)	$5,837

(b)

MGE's exchange-traded derivative contracts, over-the-counter party transactions, purchased power agreement, and FTRs are subject to regulatory deferral. These derivatives are therefore marked to fair value and are offset in the financial statements with a corresponding regulatory asset or liability.

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

b.

Revenue from Contracts with Customers.

In May 2014, the FASB issued authoritative guidance within the Codification's Revenue Recognition topic that provides guidance on the recognition, measurement, and disclosure of revenue from contracts with customers. This authoritative guidance was scheduled to become effective January 1, 2017. In July 2015, the FASB deferred the effective date to January 1, 2018. MGE Energy and MGE are currently assessing the impact this pronouncement will have on their financial statements.

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

f.

Inventory Measurement.

In July 2015, the FASB issued authoritative guidance within the Codification's Inventory topic that provides guidance on the subsequent measurement of inventory. This authoritative guidance will become effective January 1, 2017. The authoritative guidance changes the subsequent measurement of inventory from the lower of cost or market to the lower of cost or net realizable value. MGE Energy and MGE are currently assessing the impact this pronouncement will have on their financial statements.

13.

Segment Information - MGE Energy and MGE.

MGE Energy operates in the following business segments: electric utility, gas utility, nonregulated energy, transmission investment, and all other. See MGE Energy's and MGE's 2014 Annual Report on Form 10-K for additional discussion of each of these segments.

The following tables show segment information for MGE Energy's operations for the indicated periods:

(In thousands) MGE Energy	Electric	Gas	Non- Regulated Energy	Transmission Investment	All Others	Consolidation/ Elimination Entries	Consolidated Total
Three Months Ended September 30, 2015
Operating revenues	$121,453	$17,431	$1,911	$-	$-	$-	$140,795
Interdepartmental revenues	163	3,855	9,866	-	-	(13,884)	-
Total operating revenues	121,616	21,286	11,777	-	-	(13,884)	140,795
Depreciation and amortization	(7,584)	(1,714)	(1,872)	-	(12)	-	(11,182)
Other operating expenses	(80,202)	(16,906)	(36)	(15)	(161)	13,884	(83,436)
Operating income (loss)	33,830	2,666	9,869	(15)	(173)	-	46,177
Other (deductions) income, net	141	(7)	-	2,397	33	-	2,564
Interest (expense) income, net	(2,798)	(804)	(1,491)	-	57	-	(5,036)
Income (loss) before taxes	31,173	1,855	8,378	2,382	(83)	-	43,705
Income tax (provision) benefit	(10,321)	(732)	(3,362)	(962)	26	-	(15,351)
Net income (loss)	$20,852	$1,123	$5,016	$1,420	$(57)	$-	$28,354

Three Months Ended September 30, 2014
Operating revenues	$112,869	$21,404	$862	$-	$-	$-	$135,135
Interdepartmental revenues	156	1,614	10,674	-	-	(12,444)	-
Total operating revenues	113,025	23,018	11,536	-	-	(12,444)	135,135
Depreciation and amortization	(6,931)	(1,575)	(1,858)	-	(12)	-	(10,376)
Other operating expenses	(74,573)	(22,199)	(35)	-	(276)	12,444	(84,639)
Operating income (loss)	31,521	(756)	9,643	-	(288)	-	40,120
Other income, net	136	8	-	2,423	69	-	2,636
Interest (expense) income, net	(2,832)	(808)	(1,545)	-	44	-	(5,141)
Income (loss) before taxes	28,825	(1,556)	8,098	2,423	(175)	-	37,615
Income tax (provision) benefit	(10,758)	651	(3,251)	(963)	35	-	(14,286)
Net income (loss)	$18,067	$(905)	$4,847	$1,460	$(140)	$-	$23,329

Nine Months Ended September 30, 2015
Operating revenues	$319,174	$108,028	$5,853	$-	$-	$-	$433,055
Interdepartmental revenues	400	8,871	29,566	-	-	(38,837)	-
Total operating revenues	319,574	116,899	35,419	-	-	(38,837)	433,055
Depreciation and amortization	(22,372)	(5,018)	(5,601)	-	(35)	-	(33,026)
Other operating expenses	(239,963)	(96,063)	(122)	(15)	(626)	38,837	(297,952)
Operating income (loss)	57,239	15,818	29,696	(15)	(661)	-	102,077
Other (deductions) income, net	247	(33)	-	6,568	333	-	7,115
Interest (expense) income, net	(8,385)	(2,398)	(4,516)	-	164	-	(15,135)
Income (loss) before taxes	49,101	13,387	25,180	6,553	(164)	-	94,057
Income tax (provision) benefit	(15,868)	(5,370)	(10,106)	(2,637)	35	-	(33,946)
Net income (loss)	$33,233	$8,017	$15,074	$3,916	$(129)	$-	$60,111

Nine Months Ended September 30, 2014
Operating revenues	$308,418	$163,335	$2,392	$-	$-	$-	$474,145
Interdepartmental revenues	401	7,130	32,017	-	-	(39,548)	-
Total operating revenues	308,819	170,465	34,409	-	-	(39,548)	474,145
Depreciation and amortization	(19,909)	(4,700)	(5,547)	-	(35)	-	(30,191)
Other operating expenses	(229,286)	(144,907)	(105)	-	(672)	39,548	(335,422)
Operating income (loss)	59,624	20,858	28,757	-	(707)	-	108,532
Other (deductions) income, net	2,999	(44)	-	7,306	475	-	10,736
Interest (expense) income, net	(7,571)	(2,429)	(4,676)	-	126	-	(14,550)
Income (loss) before taxes	55,052	18,385	24,081	7,306	(106)	-	104,718
Income tax provision	(19,602)	(7,378)	(9,665)	(2,924)	(16)	-	(39,585)
Net income (loss)	$35,450	$11,007	$14,416	$4,382	$(122)	$-	$65,133

The following tables show segment information for MGE's operations for the indicated periods:

(In thousands) MGE	Electric	Gas	Non-Regulated Energy	Transmission Investment	Consolidation/ Elimination Entries	Consolidated Total
Three Months Ended September 30, 2015
Operating revenues	$121,460	$17,435	$1,911	$-	$-	$140,806
Interdepartmental revenues	156	3,851	9,866	-	(13,873)	-
Total operating revenues	121,616	21,286	11,777	-	(13,873)	140,806
Depreciation and amortization	(7,584)	(1,714)	(1,872)	-	-	(11,170)
Other operating expenses*	(90,511)	(17,635)	(3,398)	(15)	13,873	(97,686)
Operating income (loss)*	23,521	1,937	6,507	(15)	-	31,950
Other (deductions) income, net*	129	(10)	-	1,435	-	1,554
Interest expense, net	(2,798)	(804)	(1,491)	-	-	(5,093)
Net income	20,852	1,123	5,016	1,420	-	28,411
Less: Net income attributable to
noncontrolling interest, net of tax	-	-	-	-	(6,633)	(6,633)
Net income attributable to MGE	$20,852	$1,123	$5,016	$1,420	$(6,633)	$21,778

Three Months Ended September 30, 2014
Operating revenues	$112,875	$21,410	$862	$-	$-	$135,147
Interdepartmental revenues	150	1,608	10,674	-	(12,432)	-
Total operating revenues	113,025	23,018	11,536	-	(12,432)	135,147
Depreciation and amortization	(6,931)	(1,575)	(1,858)	-	-	(10,364)
Other operating expenses*	(85,314)	(21,544)	(3,286)	-	12,432	(97,712)
Operating income (loss)*	20,780	(101)	6,392	-	-	27,071
Other income, net*	119	4	-	1,460	-	1,583
Interest expense, net	(2,832)	(808)	(1,545)	-	-	(5,185)
Net income (loss)	18,067	(905)	4,847	1,460	-	23,469
Less: Net income attributable to
noncontrolling interest, net of tax	-	-	-	-	(6,653)	(6,653)
Net income (loss) attributable to MGE	$18,067	$(905)	$4,847	$1,460	$(6,653)	$16,816

Nine Months Ended September 30, 2015
Operating revenues	$319,191	$108,039	$5,853	$-	$-	$433,083
Interdepartmental revenues	383	8,860	29,566	-	(38,809)	-
Total operating revenues	319,574	116,899	35,419	-	(38,809)	433,083
Depreciation and amortization	(22,372)	(5,018)	(5,601)	-	-	(32,991)
Other operating expenses*	(255,732)	(101,405)	(10,228)	(15)	38,809	(328,571)
Operating income (loss)*	41,470	10,476	19,590	(15)	-	71,521
Other (deductions) income, net*	148	(61)	-	3,931	-	4,018
Interest expense, net	(8,385)	(2,398)	(4,516)	-	-	(15,299)
Net income	33,233	8,017	15,074	3,916	-	60,240
Less: Net income attributable to
noncontrolling interest, net of tax	-	-	-	-	(19,812)	(19,812)
Net income attributable to MGE	$33,233	$8,017	$15,074	$3,916	$(19,812)	$40,428

Nine Months Ended September 30, 2014
Operating revenues	$308,435	$163,351	$2,392	$-	$-	$474,178
Interdepartmental revenues	384	7,114	32,017	-	(39,515)	-
Total operating revenues	308,819	170,465	34,409	-	(39,515)	474,178
Depreciation and amortization	(19,909)	(4,700)	(5,547)	-	-	(30,156)
Other operating expenses*	(248,525)	(152,182)	(9,770)	-	39,515	(370,962)
Operating income (loss)*	40,385	13,583	19,092	-	-	73,060
Other (deductions) income, net*	2,636	(147)	-	4,382	-	6,871
Interest expense, net	(7,571)	(2,429)	(4,676)	-	-	(14,676)
Net income	35,450	11,007	14,416	4,382	-	65,255
Less: Net income attributable to
noncontrolling interest, net of tax	-	-	-	-	(19,784)	(19,784)
Net income attributable to MGE	$35,450	$11,007	$14,416	$4,382	$(19,784)	$45,471
*Amounts are shown net of the related tax expense, consistent with the presentation on the MGE Consolidated Statement of Income.

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

For the three months ended September 30, 2015, MGE Energy's earnings were $28.4 million or $0.82 per share compared to $23.3 million or $0.67 per share for the same period in the prior year. MGE's earnings for the three months ended September 30, 2015, were $21.8 million compared to $16.8 million for the same period in the prior year.

For the nine months ended September 30, 2015, MGE Energy's earnings were $60.1 million or $1.73 per share compared to $65.1 million or $1.88 per share for the same period in the prior year. MGE's earnings for the nine months ended September 30, 2015, were $40.4 million compared to $45.5 million for the same period in the prior year.

MGE Energy's net income was derived from our business segments as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30,		September 30,
Business Segment:	2015	2014	2015	2014
Electric Utility	$20,852	$18,067	$33,233	$35,450
Gas Utility	1,123	(905)	8,017	11,007
Nonregulated Energy	5,016	4,847	15,074	14,416
Transmission Investments	1,420	1,460	3,916	4,382
All Other	(57)	(140)	(129)	(122)
Net Income	$28,354	$23,329	$60,111	$65,133

Our net income during the three months ended September 30, 2015, compared to the same period in the prior year primarily reflects the effects of the following factors:

•

Electric net income increased due to a 3.7% increase in electric retail sales reflecting higher customer demand. Cooling degree days (a measure for determining the impact of weather during the cooling season) increased by 30.2% for the quarter compared to the prior year. The average temperature in September 2015 was 67.3 degrees compared to 60.9 degrees in the prior year.

•

Gas net income increased primarily related to rate design changes that became effective in 2015. The rate design changes are expected to make gas revenues less dependent upon usage as more of the costs are recovered in a fixed customer charge. As a consequence, revenues in the first and fourth quarters, when usage is higher, are expected to be lower than in past years; and revenues in the second and third quarters, when usage is lower, are expected to be higher than in past years.

Our net income during the nine months ended September 30, 2015, primarily reflects the effects of the following factors:

•

Electric net income decreased due to lower AFUDC and higher depreciation expense primarily related to the Columbia environment project being placed in service in April (Unit 2) and July 2014 (Unit 1). The decrease was offset by a 0.3% increase in electric retail sales as the result of a 7.3% increase in cooling degree days during the second and third quarter of 2015 compared to the same period in the prior year.

•

Gas net income decreased due to a 26.6% decrease in gas retail sales reflecting lower customer demand compared to the demand resulting from the extremely cold weather experienced in 2014. Heating degree days (a measure for determining the impact of weather during the heating season) decreased by 11.2% compared to the prior year. The average temperature in January 2015 was 20.1 degrees compared to 11.5 degrees in the prior year. Rate design changes that became effective in 2015 increased gas revenue by $8.1 million. The rate design changes are expected to make gas revenues less dependent upon usage as more of the costs are recovered in a fixed customer charge. As a consequence, revenues in the first and fourth quarters, when usage is higher, are expected to be lower than in past years; and revenues in the second and third quarters, when usage is lower, are expected to be higher than in past years.

During the first nine months of 2015, the following events occurred:

2015 Rate Filing: In December 2014, the PSCW authorized MGE to increase 2015 rates for retail electric customers by 3.8% and to decrease rates for gas customers by 2.0%. The increase in retail electric rates covers costs associated with the construction of emission-reduction equipment at Columbia, improvements and reliability of the state's electric transmission system, fuel and purchased power related to coal delivery costs, partially offset by lower cost as a result of market conditions for pension and postretirement benefit costs.

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

In the near term, several items may affect us, including:

2016 Rate Case Filing: In July 2015, the PSCW approved MGE's request to extend the current accounting treatment for transmission related costs through 2016, conditioned upon MGE not filing a base rate case for 2016. This treatment would allow MGE to reflect any differential between transmission costs reflected in rates and actual costs incurred in its next rate case filing.

2016 Annual Fuel Proceeding: In August 2015, the PSCW approved on an interim basis MGE's application to implement a fuel credit associated with its fuel savings for 2015. The fuel credit established a mechanism to return the fuel savings to electric customers via a bill credit during the period from September 1, 2015, to December 31, 2015. The fuel credit was based on $5.9 million of actual fuel savings deferred through June 30, 2015. Approximately $2.7 million is expected to be returned to customers through December 31, 2015. The application further proposes a fuel credit to cover expected fuel savings for 2016 in the amount of approximately $5.0 million based on anticipated fuel costs. The actual fuel savings will depend upon the completion of the annual PSCW fuel cost audits for 2015 and 2016.

Loss of Industrial Customer: In November 2015, a large industrial customer announced its intention to relocate its operations out of state and to close its manufacturing facilities within our service territory. That closure is expected to occur in early 2017. While we expect that our rate request for 2017, which would be filed during 2016, would address the effects of the closure, there could be some impact on our electric revenues during 2016 if the customer's operations are curtailed as a result of the impending closure.

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

EPA's Clean Power Plan: On August 3, 2015, the EPA finalized its Clean Power Plan rule setting guidelines for states to use in developing plans to control GHG emissions from existing fossil fuel-fired electric generating units (EGUs) and systems. Implementation of the rule is expected to have a direct impact on coal-based generating units, including possible changes in dispatch and additional operating costs. MGE is currently evaluating the rule and its requirements; however, compliance with the rule's requirements, including the yet-to-be-developed state implementation plan, is expected to have a material impact on MGE.

Pension and Other Postretirement Benefit Costs: Costs for pension and other postretirement benefits are affected by actual investment returns on the assets held for those benefits and by the discount rate, which is sensitive to interest rates, used to calculate those benefits. Interest rates and investment returns have experienced volatility since the end of the year which could affect the value of the pension and postretirement benefit obligations. The changes in the discount rates and value of plan assets are not expected to have an impact on the income statement for 2015. However, these changes may affect benefit costs in future years. MGE expects changes in the cost for employee benefit plans will be factored into future rate actions.

ATC Return on Equity: Several parties have filed a complaint with FERC seeking to reduce the base return on equity (ROE) of MISO and numerous other MISO transmission owners, including ATC, "due to changes in the capital markets." The complaint alleges that the MISO ROE should not exceed 9.15%, the equity components of hypothetical capital structures should be restricted to 50%, and the relevant incentive ROE adders should be discontinued. FERC denied the portion of the complaint seeking to restrict the use of capital structures that include more than 50% common equity and also denied the portion of the complaint requesting the termination of the incentive ROE adders used by certain transmission owners. MISO's base ROE is 12.38%, and ATC's base ROE is 12.2%. FERC ordered formal hearing proceedings to begin, and an initial decision in the complaint is expected by November 30, 2015. ATC provided MGE its 2015 earnings reflecting an adjustment for this matter representing ATC's estimate of its potential refund liability. We derived approximately 6.4% of our net income for the nine months ended September 30, 2015, from our investment in ATC.

General Economic Conditions: Economic conditions both inside and outside our service area are expected to continue to affect the level of demand for our utility services and may affect the collection of our accounts receivable and the creditworthiness of counterparties with whom we do business. We have in place lines of credit aggregating $150 million for MGE Energy (including MGE) and $100 million for MGE to address our liquidity needs. As of September 30, 2015, there were no borrowings outstanding under MGE Energy's or MGE's lines of credit.

The following discussion is based on the business segments as discussed in Footnote 13 of the Notes to Consolidated Financial Statements.

Three Months Ended September 30, 2015 and 2014

Electric Utility Operations - MGE Energy and MGE

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the periods indicated:

	Revenues			Sales (kWh)
(In thousands, except cooling degree days)	Three Months Ended September 30,			Three Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
Residential	$40,584	$37,455	8.4%	234,421	217,677	7.7%
Commercial	64,240	60,127	6.8%	507,033	488,310	3.8%
Industrial	5,793	5,513	5.1%	66,150	65,145	1.5%
Other-retail/municipal	11,217	10,958	2.4%	114,728	118,311	(3.0)%
Total retail	121,834	114,053	6.8%	922,332	889,443	3.7%
Sales to the market	737	179	N/A%	19,712	508	N/A%
Adjustments to revenues	(1,118)	(1,363)	18.0%	-	-	- %
Total	$121,453	$112,869	7.6%	942,044	889,951	5.9%

Cooling degree days (normal 478)				504	387	30.2%

Electric operating revenues increased $8.6 million or 7.6% for the three months ended September 30, 2015, compared to the same period in 2014, due to the following:

(In millions)
Rate changes	$4.3
Volume	4.2
Sales to the market	0.6
Other revenues	0.2
Fuel credit	(0.7)
Total	$8.6

•

Rate changes. Rates charged to retail customers for the three months ended September 30, 2015, were 3.6% or $4.3 million higher than those charged during the same period in the prior year.

In December 2014, the PSCW authorized MGE to increase 2015 rates for retail electric customers by 3.8% or $15.4 million. See "2015 Rate Filing" under "Executive Overview" for more information.

•

Volume. During the three months ended September 30, 2015, there was a 3.7% increase in total retail sales volumes compared to the same period in the prior year driven by higher customer demand due, at least in part, to more favorable weather conditions, as evidenced by the higher number of cooling degree days.

•

Sales to the market. Sales to the market represent wholesale sales made to third parties who are not ultimate users of the electricity. These sales may include spot market transactions on the markets operated by MISO and PJM. These sales may also include bilateral sales to other utilities or power marketers. Generating units are dispatched by MISO based on cost considerations as well as reliability of the system. Sales to the market typically occur when MGE has purchases and generation online exceeding its own system demand. The excess electricity is then sold to others in the market. For the three months ended September 30, 2015, market volumes increased compared to the same period in the prior year, reflecting increased opportunities for sales; however, those sales were made at lower market prices.

Electric fuel and purchased power

Electric fuel and purchased power costs reflect an increase in internal generation volumes offset by a decrease in the volume of purchased power when compared to the prior period. Adjustments related to the regulatory recovery for fuel costs, known as fuel rules, increases purchased power expense. These items are explained below.

Fuel for electric generation

The expense for fuel for internal electric generation increased $7.2 million during the three months ended September 30, 2015, compared to the same period in the prior year, due to the following:

(In millions)
Increase in volume	$4.8
Increase in per-unit cost	2.4
Total	$7.2

This increase in expense reflects a 48.8% increase in internal generated volume delivered to the system primarily as a result of increased generation at Columbia based on market prices. Also contributing to the increase was a 16.5% increase in per-unit cost of internal electric generation.

Purchased power

Purchased power expense decreased $2.8 million during the three months ended September 30, 2015, compared to the same period in the prior year, due to the following:

(In millions)
Decrease in volume	$(7.1)
Increase in per-unit cost	1.5
Fuel Rules Adjustments
Increase in recorded fuel rule credit in 2015	1.9
Return of 2015 fuel credit	(0.7)
Amortization of 2012 fuel rule credits in 2014	1.6
Total	$(2.8)

The decrease in expense reflects a 30.9% decrease in the volume of power purchased from third parties primarily as a result of the increased internal generation at Columbia offset by a 9.3% increase in the per-unit cost of purchased power.

Under fuel rules, MGE is required to defer electric fuel-related costs that fall outside a 2% cost tolerance band around the amount used in the most recent rate proceeding. Any fuel rules adjustments are reflected in purchased power expense. Cost savings that may be returned to customers are recorded as an increase to purchased power expense, and higher costs that MGE is entitled to recover, after adjustment for excess revenues, are recorded as a reduction to purchased power expense. Any over/under recovery of the deferred costs is determined on an annual basis and adjusted in future billings to customers. During the three months ended September 30, 2015, MGE deferred $1.9 million in fuel related cost savings to be returned to customers. In addition, MGE returned $0.7 million of total electric fuel-related savings on customer bills during the three months ended September 30, 2015. During the three months ended September 30, 2014, MGE amortized $1.6 million of the 2012 fuel rule credits, which reduced purchased power expense for that period.

Electric operating and maintenance expenses

Electric operating and maintenance expenses increased $1.7 million during the three months ended September 30, 2015, compared to the same period in 2014. The following changes contributed to the net change:

(In millions)
Increased transmission costs	$1.2
Increased production expenses	0.5
Increased administrative and general costs	0.1
Increased customer services	0.1
Decreased customer accounts costs	(0.2)
Total	$1.7

For the three months ended September 30, 2015, increased transmission costs are primarily due to an increase in transmission reliability enhancements.

Electric depreciation expense

Electric depreciation expense increased $0.7 million for the three months ended September 30, 2015, compared to the same period in the prior year. This increase is related to the completion of the Columbia environmental project. The systems and equipment for Unit 2 and Unit 1 were placed into service in April 2014 and July 2014, respectively.

Gas Utility Operations - MGE Energy and MGE

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class during each of the periods indicated:

	Revenues			Therms Delivered
(In thousands, except HDD and average rate per therm of retail customer)	Three Months Ended September 30,			Three Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
Residential	$11,306	$9,507	18.9%	5,651	6,105	(7.4)%
Commercial/Industrial	5,039	11,188	(55.0)%	8,553	18,714	(54.3)%
Total retail	16,345	20,695	(21.0)%	14,204	24,819	(42.8)%
Gas transportation	990	608	62.8%	15,939	7,127	123.6%
Other revenues	96	101	(5.0)%	-	-	- %
Total	$17,431	$21,404	(18.6)%	30,143	31,946	(5.6)%
Heating degree days (normal 173)				98	165	(40.6)%
Average rate per therm of
retail customer	$1.151	$0.834	38.0%

Gas revenues decreased $4.0 million or 18.6% for the three months ended September 30, 2015, compared to the same period in 2014. These changes are related to the following factors:

(In millions)
Volume	$(8.9)
Rate/PGA changes	4.5
Transportation and other effects	0.4
Total	$(4.0)

•

Volume. For the three months ended September 30, 2015, retail gas deliveries decreased 42.8% compared to the same period in the prior year due, at least in part, to warmer weather in the current period compared to the prior period and a large commercial customer's decision to purchase gas from a third party supplier and to use MGE's facilities for the transport of that gas. The impact to gas income of this shift is not material.

•

Rate/PGA changes. In December 2014, the PSCW approved changes to customer rates and rate design for gas service. Rates were reduced by 2.0%, effective January 1, 2015. Gas rate design consists of a fixed monthly customer charge and a variable charge tied to actual usage, in addition to the separate charge for natural gas commodity costs that is recovered through the PGA. The change shifted more of the rate recovery to the monthly charge, reflecting the related fixed costs of providing gas services, and reduced the variable usage-based charge. Thus, gas net income is expected to be more evenly distributed during the year and less sensitive to weather.

MGE recovers the cost of natural gas in its gas segment through the purchased gas adjustment clause (PGA). Under the PGA, MGE is able to pass through to its gas customers the cost of gas. Changes in PGA recoveries affect revenues, but do not impact net income.

The average retail rate per therm for the three months ended September 30, 2015, increased 38.0% compared to the same period in 2014, reflecting a $6.5 million increase (comprised of a decrease in variable rate costs offset by an increase in fixed rate charges) related to rate design changes offset by a $2.0 million decrease in natural gas commodity costs (PGA). As noted previously, as a result of the rate design changes, revenues in the first and fourth quarters, when usage is higher, are expected to be lower than in past years; and revenues in the second and third quarters, when usage is lower, are expected to be higher than in past years.

37

•

Transportation and other effects. During the three months ended September 30, 2015, transportation and other effects increased $0.4 million primarily attributable to a large commercial customer's decision to purchase gas from a third party supplier and to use MGE's facilities for the transport of that gas. The impact to gas income of this shift is not material.

Cost of gas sold

For the three months ended September 30, 2015, cost of gas sold decreased by $6.7 million, compared to the same period in the prior year. The volume of gas purchased decreased 42.9%, which resulted in $4.7 million of decreased expense. The cost per therm of natural gas decreased 31.9%, which resulted in $2.0 million of decreased expense.

Gas operating and maintenance expenses

Gas operating and maintenance expenses decreased by $0.5 million for the three months ended September 30, 2015, compared to the same period in 2014. The following changes contributed to the net change:

(In millions)
Decreased customer service costs	$(0.3)
Decreased administrative and general costs	(0.1)
Decreased customer accounts costs	(0.1)
Total	$(0.5)

Nonregulated Energy Operations - MGE Energy and MGE

For the three months ended September 30, 2015 and 2014, net income at the nonregulated energy operations segment was $5.0 million and $4.8 million, respectively. The nonregulated energy operations are conducted through MGE Energy's subsidiaries: MGE Power Elm Road (the Elm Road Units) and MGE Power West Campus (WCCF), which have been formed to own and lease electric generating capacity to assist MGE.

Transmission Investment Operations - MGE Energy and MGE

Transmission investment other income

For the three months ended September 30, 2015 and 2014, other income at the transmission investment segment was $2.4 million. The transmission investment segment holds our interest in ATC, and its income reflects our equity in the earnings of ATC. See Footnote 3 of the Notes to Consolidated Financial Statements and "Other Matters" below for additional information concerning ATC and summarized financial information regarding ATC.

Consolidated Income Taxes - MGE Energy and MGE

MGE Energy's effective income tax rate for the three months ended September 30, 2015 and 2014, was 35.1% and 38.0%, respectively. MGE's effective income tax rate for the three months ended September 30, 2015 and 2014, was 35.1% and 37.9%, respectively. The decrease in the effective tax rate is due in part to a higher estimated domestic manufacturing deduction, offset by lower AFUDC equity earnings in 2015.

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

The following table shows MGE Energy's noncontrolling interest, net of tax, reflected on MGE's consolidated statement of income:

	Three Months Ended
	September 30,
(In millions)	2015	2014
MGE Power Elm Road	$4.1	$4.1
MGE Power West Campus	1.8	1.9
MGE Transco	0.7	0.7

Nine Months Ended September 30, 2015 and 2014

Electric Utility Operations - MGE Energy and MGE

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the periods indicated:

	Revenues			Sales (kWh)
(In thousands, except cooling degree days)	Nine Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
Residential	$104,733	$102,698	2.0%	608,204	616,775	(1.4)%
Commercial	170,670	163,992	4.1%	1,400,358	1,394,272	0.4%
Industrial	15,666	15,141	3.5%	187,493	186,085	0.8%
Other-retail/municipal	30,016	28,543	5.2%	322,881	314,338	2.7%
Total retail	321,085	310,374	3.5%	2,518,936	2,511,470	0.3%
Sales to the market	1,637	2,239	(26.9)%	44,260	62,538	(29.2)%
Adjustments to revenues	(3,548)	(4,195)	15.4%	-	-	- %
Total	$319,174	$308,418	3.5%	2,563,196	2,574,008	(0.4)%

Cooling degree days (normal 659)				665	620	7.3%

Electric operating revenues increased $10.8 million or 3.5% for the nine months ended September 30, 2015, compared to the same period in 2014, due to the following:

(In millions)
Rate changes	$10.5
Volume	0.9
Other	0.7
Fuel credit	(0.7)
Sales to the market	(0.6)
Total	$10.8

•

Rate changes. Rates charged to retail customers for the nine months ended September 30, 2015, were 3.4% or $10.5 million higher than those charged during the same period in the prior year.

In December 2014, the PSCW authorized MGE to increase 2015 rates for retail electric customers by 3.8% or $15.4 million. See "2015 Rate Filing" under "Executive Overview" for more information.

•

Volume. During the nine months ended September 30, 2015, there was a 0.3% increase in total retail sales volumes compared to the same period in the prior year driven by increased customer demand due, at least in part, to more favorable weather conditions, as evidenced by the higher number of cooling degree days.

•

Sales to the market. Sales to the market represent wholesale sales made to third parties who are not ultimate users of the electricity. These sales may include spot market transactions on the markets operated by MISO and PJM. These sales may also include bilateral sales to other utilities or power marketers. Generating units are dispatched by MISO based on cost considerations as well as reliability of the system. Sales to the market typically occur when MGE has purchases and generation online exceeding its own system demand. The excess electricity is then sold to others in the market. For the nine months ended September 30, 2015, market volumes decreased compared to the same period in the prior year, reflecting decreased opportunities for sales. In addition, market settlement resulted in lower revenue per kWh for the nine months ended September 30, 2015, reflecting lower market prices in the early portion of that period.

Electric fuel and purchased power

Electric fuel and purchased power costs reflect an increase in internal generation volumes offset by a decrease in the volume of purchased power when compared to the prior period. Adjustments related to the regulatory recovery for fuel costs, known as fuel rules, increased purchased power expense. These items are explained below.

Fuel for electric generation

The expense for fuel for internal electric generation increased $5.8 million during the nine months ended September 30, 2015, compared to the same period in the prior year, due to the following:

(In millions)
Increase in per-unit cost	$4.1
Increase in volume	1.7
Total	$5.8

This increase in expense reflects an 11.3% increase in per-unit cost of internal electric generation and a 4.4% increase in internal generated volume delivered to the system primarily as a result of increased generation at Columbia based on market prices.

Purchased power

Purchased power expense increased $3.8 million during the nine months ended September 30, 2015, compared to the same period in the prior year, due to the following:

(In millions)
Decrease in per-unit cost	$(3.8)
Decrease in volume	(4.0)
Fuel Rules Adjustments
Increase in recorded fuel rule credit in 2015	7.6
Return of 2015 fuel credit	(0.7)
Amortization of 2012 fuel rule credits in 2014	4.7
Total	$3.8

The decrease in expense (before fuel rules adjustments) reflects a 6.3% decrease in the per-unit cost of purchased power and a 6.4% decrease in the volume of power purchased from third parties primarily as a result of the increased internal generation at Columbia.

Under fuel rules, MGE is required to defer electric fuel-related costs that fall outside a 2% cost tolerance band around the amount used in the most recent rate proceeding. Any fuel rules adjustments are reflected in purchased power expense. Cost savings that may be returned to customers are recorded as an increase to purchased power expense, and higher costs that MGE is entitled to recover, after adjustment for excess revenues, are recorded as a reduction to purchased power expense. Any over/under recovery of the deferred costs is determined on an annual basis and adjusted in future billings to customers. During the nine months ended September 30, 2015, MGE deferred $7.6 million in fuel related cost savings to be returned to customers. In addition, MGE returned $0.7 million of total electric fuel-related savings on customer bills during the nine months ended September 30, 2015. During the nine months ended September 30, 2014, MGE amortized $4.7 million of the 2012 fuel rule credits, which reduced purchased power expense for that period.

Electric operating and maintenance expenses

Electric operating and maintenance expenses increased $2.9 million during the nine months ended September 30, 2015, compared to the same period in 2014. The following changes contributed to the net change:

(In millions)
Increased transmission costs	$2.1
Increased administrative and general costs	1.7
Increased customer service costs	0.6
Decreased customer accounts costs	(0.8)
Decreased production expenses	(0.7)
Total	$2.9

For the nine months ended September 30, 2015, increased transmission costs are primarily related to an increase in transmission reliability enhancements. In addition, increased administrative and general costs are primarily due to increased pension and other postretirement benefit costs predominantly driven by a reduction in the discount rate.

Electric depreciation expense

Electric depreciation expense increased $2.5 million for the nine months ended September 30, 2015, compared to the same period in the prior year. This increase is related to the completion of the Columbia environmental project. The systems and equipment for Unit 2 and Unit 1 were placed into service in April 2014 and July 2014, respectively.

Other Electric Income

Other electric income decreased $2.8 million, primarily due to AFUDC equity related to the completion of the Columbia environmental project. Unit 2 and Unit 1 were placed into service in April and July 2014, respectively.

Gas Utility Operations - MGE Energy and MGE

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class during each of the periods indicated:

	Revenues			Therms Delivered
(In thousands, except HDD and average rate per therm of retail customer)	Nine Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
Residential	$64,208	$84,275	(23.8)%	67,690	76,626	(11.7)%
Commercial/Industrial	39,973	76,460	(47.7)%	64,389	103,313	(37.7)%
Total retail	104,181	160,735	(35.2)%	132,079	179,939	(26.6)%
Gas transportation	3,462	2,223	55.7%	56,946	27,651	105.9%
Other revenues	385	377	2.1%	-	-	- %
Total	$108,028	$163,335	(33.9)%	189,025	207,590	(8.9)%
Heating degree days (normal 4,523)				4,653	5,240	(11.2)%
Average Rate Per Therm of
Retail Customer	$0.789	$0.893	(11.6)%

Gas revenues decreased $55.3 million or 33.9% for the nine months ended September 30, 2015, compared to the same period in 2014. These changes are related to the following factors:

(In millions)
Volume	$(42.2)
Rate/PGA changes	(14.3)
Transportation and other effects	1.2
Total	$(55.3)

•

Volume. For the nine months ended September 30, 2015, retail gas deliveries decreased 26.6% compared to the same period in the prior year, as a result of extremely cold weather experienced in the first quarter of 2014 and a large commercial customer's decision to purchase gas from a third party supplier and to use MGE's facilities for the transport of that gas. The impact to gas income of this shift is not material.

41

•

Rate/PGA changes. In December 2014, the PSCW approved changes to customer rates and rate design for gas service. Rates were reduced by 2.0%, effective January 1, 2015. Gas rate design consists of a fixed monthly customer charge and a variable charge tied to actual usage, in addition to the separate charge for natural gas commodity costs that is recovered through the PGA. The change shifted more of the rate recovery to the monthly charge, reflecting the related fixed costs of providing gas services, and reduced the variable usage-based charge. Thus, gas net income is expected to be more evenly distributed during the year and less sensitive to weather.

MGE recovers the cost of natural gas in its gas segment through the purchased gas adjustment clause (PGA). Under the PGA, MGE is able to pass through to its gas customers the cost of gas. Changes in PGA recoveries affect revenues, but do not impact net income.

The average retail rate per therm for the nine months ended September 30, 2015, decreased 11.6% compared to the same period in 2014, reflecting a $22.4 million decrease in natural gas commodity costs (PGA) offset by an $8.1 million increase (comprised of a decrease in variable rate costs offset by an increase in fixed rate charges) related to rate design changes. As noted previously, as a result of the rate design changes, revenues in the first and fourth quarters, when usage is higher, are expected to be lower than in past years; and revenues in the second and third quarters, when usage is lower, are expected to be higher than in past years.

•

Transportation and other effects. During the nine months ended September 30, 2015, transportation and other effects increased $1.2 million primarily attributable to a large commercial customer's decision to purchase gas from a third party supplier and to use MGE's facilities for the transport of that gas. The impact to gas income of this shift is not material.

Cost of gas sold

For the nine months ended September 30, 2015, cost of gas sold decreased by $49.8 million, compared to the same period in the prior year. The cost per therm of natural gas decreased 27.1%, which resulted in $21.5 million of decreased expense. In addition, the volume of purchased gas decreased 26.3%, which resulted in $28.3 million of decreased expense.

Gas operating and maintenance expenses

Gas operating and maintenance expenses decreased by $0.3 million for the nine months ended September 30, 2015, compared to the same period in 2014. The following changes contributed to the net change:

(In millions)
Decreased customer service costs	$(0.7)
Decreased customer account costs	(0.5)
Increased administrative and general costs	0.9
Total	$(0.3)

For the nine months ended September 30, 2015, increased administrative and general costs are primarily due to increased pension and other postretirement benefit costs predominantly driven by a reduction in the discount rate.

Nonregulated Energy Operations - MGE Energy and MGE

For the nine months ended September 30, 2015 and 2014, net income at the nonregulated energy operations segment was $15.1 million and $14.4 million, respectively. The nonregulated energy operations are conducted through MGE Energy's subsidiaries: MGE Power Elm Road (the Elm Road Units) and MGE Power West Campus (WCCF), which have been formed to construct, own and lease electric generating capacity to assist MGE.

Transmission Investment Operations - MGE Energy and MGE

Transmission investment other income

For the nine months ended September 30, 2015 and 2014, other income at the transmission investment segment was $6.6 million and $7.3 million, respectively. The transmission investment segment holds our interest in ATC, and its income reflects our equity in the earnings of ATC. See Footnote 3 of Notes to Consolidated Financial Statements and "Other Matters" below for additional information concerning ATC and summarized financial information regarding ATC.

Consolidated Income Taxes - MGE Energy and MGE

Both MGE Energy's and MGE's effective income tax rate for the nine months ended September 30, 2015 and 2014, was 36.1% and 37.8%, respectively. The decrease in the effective tax rate is due in part to a higher estimated domestic manufacturing deduction, offset by lower AFUDC equity earnings in 2015.

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

	Nine Months Ended September 30,
(In millions)	2015	2014
MGE Power Elm Road	$12.4	$12.1
MGE Power West Campus	5.5	5.7
MGE Transco	1.9	2.0

Contractual Obligations and Commercial Commitments - MGE Energy and MGE

There were no material changes, other than from the normal course of business, to MGE Energy's and MGE's contractual obligations (representing cash obligations that are considered to be firm commitments) and commercial commitments (representing commitments triggered by future events) during the nine months ended September 30, 2015, except as noted below. Further discussion of the contractual obligations and commercial commitments is included in Footnote 18 of Notes to Consolidated Financial Statements, and "Contractual Obligations and Commercial Commitments for MGE Energy and MGE" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in MGE Energy's and MGE's 2014 Annual Report on Form 10-K.

Purchase Contracts - MGE Energy and MGE

See Footnote 8.c. of Notes to Consolidated Financial Statements for a description of commitments at September 30, 2015, that MGE Energy and MGE have entered with respect to various commodity supply contracts to meet their obligations to deliver natural gas to customers as well as the purchase and transport of coal.

Credit Facilities - MGE Energy and MGE

See Footnote 2.c. of Notes to Consolidated Financial Statements for a description of MGE Energy's and MGE's credit facilities at September 30, 2015.

Liquidity and Capital Resources

MGE Energy and MGE have adequate liquidity to fund future operations and capital expenditures over the next twelve months. Available resources include cash and cash equivalents, operating cash flows, liquid assets, borrowing capacity under revolving credit facilities, and access to equity and debt capital markets.

Cash Flows

The following summarizes cash flows for MGE Energy and MGE during the nine months ended September 30, 2015 and 2014:

	MGE Energy		MGE
(In thousands)	2015	2014	2015	2014
Cash provided by/(used for):
Operating activities	$122,655	$120,972	$130,107	$122,747
Investing activities	(53,181)	(69,233)	(52,934)	(68,645)
Financing activities	(40,962)	(31,833)	(39,764)	(45,927)

Cash Provided by Operating Activities

MGE Energy

MGE Energy's consolidated net cash provided by operating activities is derived mainly from the electric and gas operations of its principal subsidiary, MGE.

Cash provided by operating activities for the nine months ended September 30, 2015, was $122.7 million, an increase of $1.7 million when compared to the same period in the prior year.

MGE Energy's net income decreased $5.0 million for the nine months ended September 30, 2015, when compared to the same period in the prior year.

In 2015, MGE received a $10.0 million refund from the IRS for the 2014 tax year. Excluding the 2015 refund, MGE Energy's federal and state taxes paid decreased $1.0 million during the nine months ended September 30, 2015, when compared to the same period in the prior year.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $2.5 million in cash used for operating activities for the nine months ended September 30, 2015, primarily due to increased inventories, decreased accounts payable, and decreased other current liabilities, partially offset by decreased receivables and decreased unbilled revenues. Working capital accounts (excluding prepaid and accrued taxes) resulted in $2.3 million in cash provided by operating activities for the nine months ended September 30, 2014, primarily due to decreased unbilled revenues and decreased accounts receivable, partially offset by increased inventories and decreased other current liabilities.

An increase in pension contribution resulted in an additional $10.0 million in cash used for operating activities for the nine months ended September 30, 2015, when compared to the same period in the prior year. Pension contributions reflect amounts required by law and discretionary amounts. There were no required contributions and no discretionary contributions for 2014.

For the nine months ended September 30, 2015, MGE deferred $7.6 million in fuel related cost savings to be returned to customers and returned $0.7 million of total electric fuel-related savings on customer bills. There were no deferred fuel related cost savings in 2014.

MGE

Cash provided by operating activities for the nine months ended September 30, 2015, was $130.1 million, an increase of $7.4 million when compared to the same period in the prior year.

Net income decreased $5.0 million for the nine months ended September 30, 2015, when compared to the same period in the prior year.

In 2015, MGE received a $10.0 million refund from the IRS for the 2014 tax year. Excluding the 2015 refund, MGE's federal and state taxes paid to MGE Energy decreased $7.1 million during the nine months ended September 30, 2015, when compared to the same period in the prior year.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $6.3 million in cash provided by operating activities for the nine months ended September 30, 2015, primarily due to decreased receivables and decreased unbilled revenues, partially offset by increased inventories and decreased accounts payable. Working capital accounts (excluding prepaid taxes and accrued taxes) resulted in $4.9 million in cash provided by operating activities for the nine months ended September 30, 2014, primarily due to decreased unbilled revenues and decreased accounts receivable, partially offset by increased inventories and decreased accounts payable.

An increase in pension contribution resulted in an additional $10.0 million in cash used by operating activities for the nine months ended September 30, 2015, when compared to the same period in the prior year. Pension contributions reflect amounts required by law and discretionary amounts. There were no required contributions and no discretionary contributions for 2014.

For the nine months ended September 30, 2015, MGE deferred $7.6 million in fuel related cost savings to be returned to customers and returned $0.7 million of total electric fuel-related savings on customer bills. There were no deferred fuel related cost savings in 2014.

Cash Used for Investing Activities

MGE Energy

MGE Energy's cash used for investing activities decreased $16.0 million for the nine months ended September 30, 2015, when compared to the same period in the prior year.

Capital expenditures for the nine months ended September 30, 2015, were $52.3 million. This amount represents a decrease of $13.8 million from the expenditures made in the same period in the prior year. This decrease primarily reflects $11.1 million of lower expenditures on the Columbia environmental project in 2015 versus 2014 and decreased expenditures on electric distribution assets.

MGE

MGE's cash used for investing activities decreased $15.7 million for the nine months ended September 30, 2015, when compared to the same period in the prior year.

Capital expenditures for the nine months ended September 30, 2015, were $52.3 million. This amount represents a decrease of $13.8 million from the expenditures made in the same period in the prior year. This decrease primarily reflects $11.1 million of lower expenditures on the Columbia environmental project in 2015 versus 2014 and decreased expenditures on electric distribution assets.

Cash Used for Financing Activities

MGE Energy

Cash used for MGE Energy's financing activities was $41.0 million for the nine months ended September 30, 2015, compared to $31.8 million of cash used for MGE Energy's financing activities in the nine months ended September 30, 2014.

For the nine months ended September 30, 2015, dividends paid were $29.8 million compared to $28.6 million in the prior year. This increase was a result of a higher dividend per share ($0.860 vs. $0.826).

For the nine months ended September 30, 2015, net short term debt repayments were $7.0 million. There were no short term debt repayments for the same period in the prior year.

MGE

During the nine months ended September 30, 2015, cash used for MGE's financing activities was $39.8 million compared to $45.9 million of cash used for MGE's financing activities in the prior year.

Dividends paid from MGE to MGE Energy were $20.0 million for the nine months ended September 30, 2015. For the nine months ended September 30, 2014, cash dividends paid from MGE to MGE Energy were $26.5 million.

Distributions to parent from noncontrolling interest, which represent distributions from MGE Power Elm Road and MGE Power West Campus, were $12.0 million for the nine months ended September 30, 2015, compared to $17.8 million in the prior year.

For the nine months ended September 30, 2015, equity contributions received from MGE Power West Campus and MGE Transco were $3.1 million compared to $1.4 million in the prior year.

For the nine months ended September 30, 2015, net short term debt repayments were $7.0 million. There were no short term debt repayments for the same period in the prior year.

Capitalization Ratios

MGE Energy's capitalization ratios were as follows:

MGE Energy
	September 30, 2015	December 31, 2014
Common shareholders' equity	63.5%	61.9%
Long-term debt*	36.5%	37.5%
Short-term debt	-%	0.6%
*Includes the current portion of long-term debt.

MGE Energy's and MGE's Capital Requirements

MGE Energy's and MGE's liquidity are primarily affected by their capital requirements. During the nine months ended September 30, 2015, capital expenditures for MGE Energy and MGE totaled $52.3 million, which included $49.0 million of capital expenditures for utility operations.

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

Environmental Matters

The following discussion is limited to updates or developments in environmental matters that occurred during the nine months ended September 30, 2015. Further discussion of environmental matters is included in MGE Energy's and MGE's 2014 Annual Report on Form 10-K and Footnote 8.a. of Notes to Consolidated Financial Statements in this Report.

EPA's Greenhouse Gas (GHG) Reduction Guidelines under the Clean Air Act 111d Rule

On August 3, 2015, the EPA finalized its Clean Power Plan rule setting guidelines for states to use in developing plans to control GHG emissions from existing fossil fuel-fired electric generating units (EGUs) and systems. When fully implemented in 2030, the Clean Power Plan is projected to reduce GHG emissions from this sector by 32 percent below 2005 levels. States are given up to three years to submit a plan to meet the reduction goals and are expected to meet interim goals starting in 2022 and the final goal in 2030. Implementation of the rule is expected to have a direct impact on coal and natural gas fired generating units, including possible changes in dispatch and additional operating costs.

On October 23, 2015, several states, including Wisconsin, and several state regulatory bodies filed a joint petition seeking to have the U.S. Court of Appeals for the District of Columbia Circuit stay the effectiveness of the Clean Power Plant rule, which would otherwise become effective on December 22, 2015, and seeking expedited review of the petitioners' challenges to the legality of the adoption of the rule.

MGE is evaluating the rule and its requirements. Given the pending legal proceedings and the need for a yet-to-be-developed state implementation plan or federal implementation plan, the nature and timing of any final requirements is subject to uncertainty. If the rule remains substantially in its present form, it is expected to have a material impact on MGE.

Sulfur Dioxide (SO2) NAAQS

In March 2015, pursuant to the court-approved consent decree with environmental groups, the EPA identified and published in the Federal Register a list of SO2 NAAQS sources that meet an annual mass emissions and/or emissions rate threshold criteria (based on 2012 data) and thus will be included in the next round of attainment/nonattainment designations. MGE's Columbia plant was included in this list.

In August 2015, the EPA published its data requirements rule that lays out expectations, designation process options, and timeframes for states and tribes to meet. The EPA must make final designation determinations for these areas between 2017 and 2020 depending on the area. Under this rule, the State of Wisconsin is required to submit its attainment delegation proposal for Columbia by July 2016. Since the 2012 data was collected, Columbia has installed pollution control equipment that has lowered its total SO2 emissions and its SO2 emissions rate. However, we will not know with any certainty if Columbia County will be determined to be in attainment until the State of Wisconsin completes its attainment/nonattainment demonstration and the EPA approves it. MGE will monitor and participate in developments with the Columbia County designation process. Management believes compliance costs will be recovered in future rates based on previous treatment of environmental compliance projects.

Supreme Court Remand of the EPA's Mercury and Air Toxic Standards (MATS) Rule

In June 2015, the U.S. Supreme Court remanded EPA's MATS rule to the D.C. Circuit Court. The Supreme Court's decision held the EPA was required to consider the cost of compliance when deciding that it was appropriate and necessary to regulate mercury under Section 112 of the Clean Air Act. The rule must go back to the D.C. Circuit Court but remains in effect pending action by that Court. If the D.C. Circuit Court rules to vacate MATS, the State of Wisconsin's mercury rule would remain in effect for utilities in Wisconsin. The Wisconsin rule has very similar requirements to MATS and thus the effects on MGE would not change in any significant manner. Further, MGE has previously determined that current pollution controls at its Columbia and Elm Road units would meet both MATS and the Wisconsin mercury rule. We do not expect any operational changes as a result of this rule remand.

EPA's Finalization of its Effluent Limitations Guidelines Rule for Steam Electric Power Plants

In September 2015, the EPA released its final rule for Effluent Limitations Guidelines (ELG) for the Steam Electric Power Generating industry. The ELG rule lowers the existing permissible water discharge of metals and other pollutants in wastewater from new and existing steam electric generation plants. The rule mostly covers certain wastewater pollutants attributed to air pollution control and ash handling systems at coal-burning power plants with units greater than 50 megawatt (MW) generation capacity. We are currently evaluating the rule for its effects on our operation and expect that equipment upgrades may be necessary at our Elm Road Units and Columbia plants. The rule will go into effect in 2018 and will apply to Wisconsin-based power plants as they renew their WPDES permits.

MGE cannot estimate costs associated with this rule with any certainty until we complete our evaluation. Management believes compliance costs will be recovered in future rates based on previous treatment of environmental compliance projects.

Ozone NAAQS

In October 2015, the EPA revised the primary and secondary ozone NAAQS, lowering it to 70 ppb. The final standard may cause Milwaukee County, where our Elm Road Units are located, to be designated as nonattainment for ozone. A nonattainment designation may have an effect on operations at our Elm Road Units, however, the NAAQS process involves many steps and any effect on our Elm Road Units will not be fully understood until the State of Wisconsin develops, receives approval for, and finalizes an implementation plan for Milwaukee County. MGE will continue to monitor developments, attainment designations, and state actions and implementation plans.

Other Matters

ATC

Several parties have filed a complaint with FERC seeking to reduce the base return on equity (ROE) of MISO and numerous other MISO transmission owners, including ATC, "due to changes in the capital markets." The complaint alleges that the MISO ROE should not exceed 9.15%, the equity components of hypothetical capital structures should be restricted to 50%, and the relevant incentive ROE adders should be discontinued. FERC denied the portion of the complaint seeking to restrict the use of capital structures that include more than 50% common equity and also denied the portion of the complaint requesting the termination of the incentive ROE adders used by certain transmission owners. MISO's base ROE is 12.38% and ATC's base ROE is 12.2%. FERC ordered formal hearing proceedings to begin, and an initial decision in the complaint is expected by November 30, 2015. ATC provided MGE its 2015 earnings reflecting an adjustment for this matter representing ATC's estimate of its potential refund liability. We derived approximately 6.4% of our net income for the nine months ended September 30, 2015, from our investment in ATC.

Rate Matters

In July 2015, the PSCW approved MGE's request to extend the current accounting treatment for transmission related costs through 2016, conditioned upon MGE not filing a base rate case for 2016. This treatment would allow MGE to reflect any differential between costs reflected in rates and actual costs incurred in its next rate case filing.

Annual Fuel Proceeding

In August 2015, the PSCW approved on an interim basis MGE's application to implement a fuel credit associated with its fuel savings for 2015. The fuel credit established a mechanism to return the fuel savings to electric customers via a bill credit during the period from September 1, 2015, to December 31, 2015. The fuel credit was based on $5.9 million of actual fuel savings deferred through June 30, 2015. Approximately $2.7 million is expected to be returned to customers through December 31, 2015. The application further proposes a fuel credit to cover expected fuel savings for 2016 in the amount of approximately $5.0 million based on anticipated fuel costs. The actual fuel savings will depend upon the completion of the annual PSCW fuel cost audits for 2015 and 2016.

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

MGE has financial gas and electric commodity contracts to hedge commodity price risk in the gas and electric segments. These contracts are primarily comprised of exchange-traded option and future contracts. MGE also holds FTRs, which are used to hedge the risk of increased transmission congestion charges. At September 30, 2015, the cost basis of these instruments exceeded their fair value by $0.4 million. Under the PGA clause and electric fuel rules, MGE may include in the costs of fuel (natural gas or power) the costs and benefits of the aforementioned fuel price risk management tools. Because these costs/benefits are recoverable, the related unrealized loss/gain has been deferred on the consolidated balance sheet as a regulatory asset/liability.

MGE has also entered into a purchased power agreement that provides MGE with firm capacity and energy that began on June 1, 2012, and ends on May 31, 2022 (the "base term"). The agreement also allows MGE an option to extend the contract after the base term. The agreement is considered a derivative contract and is recognized at its fair value on the consolidated balance sheet. However, the derivative qualifies for regulatory deferral and is recognized with a corresponding regulatory asset or liability depending on whether the fair value is in a loss or gain position. The fair value of the contract at September 30, 2015, reflects a loss position of $57.0 million.

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

Additionally, if a counterparty were to default and MGE were to liquidate all contracts with that entity, MGE's credit loss would include the loss in value of mark-to-market contracts; the amount owed for settled transactions; and additional payments, if any, to settle unrealized losses on accrual contracts. As of September 30, 2015, no counterparties have defaulted.

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

Item 4. Controls and Procedures.

During the third quarter of 2015, each registrant's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to that registrant, including its subsidiaries, is accumulated and made known to that registrant's management, including these officers, by other employees of that registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, the registrants do not control or manage certain of their unconsolidated entities and thus, their access and ability to apply their procedures to those entities is more limited than is the case for their consolidated subsidiaries.

As of September 30, 2015, each registrant's principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective. Each registrant intends to strive continually to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

During the quarter ended September 30, 2015, there were no changes in either registrant's internal controls over financial reporting that materially affected, or are reasonably likely to affect materially, that registrant's internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

MGE Energy and MGE

MGE Energy and its subsidiaries, including MGE, from time to time are involved in various legal proceedings that are handled and defended in the ordinary course of business.

See Footnote 8.a. and 8.b. of Notes to Consolidated Financial Statements for more information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs*
July 1-31, 2015	34,725	$39.86	-	-
August 1-31, 2015	27,575	39.40	-	-
September 1-30, 2015	83,217	39.30	-	-
Total	145,517	$39.45	-	-

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

Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed by the following officers for the following companies:

31.1

Filed by Gary J. Wolter for MGE Energy, Inc.

31.2

Filed by Jeffrey C. Newman for MGE Energy, Inc.

31.3

Filed by Gary J. Wolter for Madison Gas and Electric Company

31.4

Filed by Jeffrey C. Newman for Madison Gas and Electric Company

Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) as to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed by the following officers for the following companies:

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

MGE ENERGY, INC.

Date: November 5, 2015	/s/ Gary J. Wolter
Gary J. Wolter Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: November 5, 2015	/s/ Jeffrey C. Newman
Jeffrey C. Newman Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Chief Financial and Accounting Officer)

Signatures - Madison Gas and Electric Company

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MADISON GAS AND ELECTRIC COMPANY

Date: November 5, 2015	/s/ Gary J. Wolter
Gary J. Wolter Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: November 5, 2015	/s/ Jeffrey C. Newman
Jeffrey C. Newman Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Chief Financial and Accounting Officer)

