Form 10-K
period 2015-12-31
MGE ENERGY INC; MADISON GAS & ELECTRIC CO
filed 2016-02-25
CIK 1161728, 61339

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended:

December 31, 2015

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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrants have submitted electronically and posted on their corporate Web sites, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files): Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

	Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer	Smaller Reporting Company
MGE Energy, Inc.	X
Madison Gas and Electric Company			X

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

MGE Energy, Inc.	Yes [ ] No [X]
Madison Gas and Electric Company	Yes [ ] No [X]

The aggregate market value of the voting and nonvoting common equity held by nonaffiliates of each registrant as of June 30, 2015, was as follows:

MGE Energy, Inc.	$1,338,879,665
Madison Gas and Electric Company	$0

The number of shares outstanding of each registrant's common stock as of February 1, 2016, were as follows:

MGE Energy, Inc.	34,668,370
Madison Gas and Electric Company	17,347,894

DOCUMENTS INCORPORATED BY REFERENCE

Portions of MGE Energy, Inc.'s definitive proxy statement to be filed on or before March 28, 2016, relating to its annual meeting of shareholders, are incorporated by reference into Part III of this annual report on Form 10-K.

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

22

Item 4. Mine Safety Disclosures.

22

PART II.

23

Item 5. Market for Registrants' Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

23

Item 6. Selected Financial Data.

26

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

27

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

49

Item 8. Financial Statements and Supplementary Data.

52

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

106

Item 9A. Controls and Procedures.

106

Item 9B. Other Information.

106

PART III.

107

Item 10. Directors, Executive Officers, and Corporate Governance.

107

Item 11. Executive Compensation.

107

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

107

Item 13. Certain Relationships and Related Transactions, and Director Independence.

107

Item 14. Principal Accounting Fees and Services.

108

PART IV.

109

Item 15. Exhibits and Financial Statement Schedules.

109

Signatures - MGE Energy, Inc.

118

Signatures - Madison Gas and Electric Company

119

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

Definitions, Abbreviations, and Acronyms Used in the Text and Notes of this Report

Abbreviations, acronyms, and definitions used in the text and notes of this report are defined below.

MGE Energy and Subsidiaries:

CWDC	Central Wisconsin Development Corporation
MAGAEL	MAGAEL, LLC
MGE	Madison Gas and Electric Company
MGE Energy	MGE Energy, Inc.
MGE Power	MGE Power, LLC
MGE Power Elm Road	MGE Power Elm Road, LLC
MGE Power West Campus	MGE Power West Campus, LLC
MGE Services	MGE Services, LLC
MGE State Energy Services	MGE State Energy Services, LLC
MGE Transco	MGE Transco Investment, LLC
NGV Fueling Services	NGV Fueling Services, LLC

Other Defined Terms:

AFUDC	Allowance for Funds Used During Construction
Alliant	Alliant Energy Corporation
ANR	ANR Pipeline Company
ARO	Asset Retirement Obligation
ASU	Accounting Standard Update
ATC	American Transmission Company LLC
BART	Best Available Retrofit Technology
Blount	Blount Station
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CAVR	Clean Air Visibility Rule
CCR	Coal Combustion Residual
CO2	Carbon Dioxide
Codification	Financial Accounting Standards Board Accounting Standards Codification
Columbia	Columbia Energy Center
Cooling degree days	Measure of the extent to which the average daily temperature is above 65 degrees Fahrenheit, which is considered an indicator of possible increased demand for energy to provide cooling
COSO	Committee of Sponsoring Organizations
CPP	Clean Power Plan
CSAPR	Cross-State Air Pollution Rule
CWA	Clean Water Act
Dth	Dekatherms
EEI	Edison Electric Institute
EGUs	Electric Generating Units
ELG	Effluent Limitations Guidelines
Elm Road Units	Elm Road Generating Station
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIP	Federal Implementation Plan
FTR	Financial Transmission Rights
GAAP	Generally Accepted Accounting Principles
GHG	Greenhouse Gas
Heating degree days (HDD)	Measure of the extent to which the average daily temperature is below 65 degrees Fahrenheit, which is considered an indicator of possible increased demand for energy to provide heating
ICF	Insurance Continuance Fund
IRS	Internal Revenue Service

kVA	Kilovolt Ampere
kWh	Kilowatt-hour
MATS	Mercury and Air Toxins Standards
MISO	Midcontinent Independent System Operator Inc. (a regional transmission organization)
MRO	Midwest Reliability Organization
MW	Megawatt
MWh	Megawatt-hour
NAAQS	National Ambient Air Quality Standards
Nasdaq	The Nasdaq Stock Market
NERC	North American Electric Reliability Corporation
NNG	Northern Natural Gas Company
NOV	Notice of Violation
NOx	Nitrogen Oxides
NYSE	New York Stock Exchange
PCBs	Polychlorinated Biphenyls
PGA	Purchased Gas Adjustment clause
PJM	PJM Interconnection, LLC (a regional transmission organization)
PM	Particulate Matter
PPA	Purchased power agreement
ppb	Parts Per Billion
PSCW	Public Service Commission of Wisconsin
REC	Renewable Energy Credit
ROE	Return on Equity
RTO	Regional Transmission Organization
SCR	Selective Catalytic Reduction
SEC	Securities and Exchange Commission
SIP	State Implementation Plan
SO2	Sulfur Dioxide
the State	State of Wisconsin
Stock Plan	Direct Stock Purchase and Dividend Reinvestment Plan of MGE Energy
UW	University of Wisconsin at Madison
VIE	Variable Interest Entity
WCCF	West Campus Cogeneration Facility
WDNR	Wisconsin Department of Natural Resources
WEPCO	Wisconsin Electric Power Company
Working capital	Current assets less current liabilities
WPDES	Wisconsin Pollutant Discharge Elimination System
WPL	Wisconsin Power and Light Company
WPSC	Wisconsin Public Service Corporation
WRERA	Worker, Retiree and Employer Recovery Act of 2008
XBRL	eXtensible Business Reporting Language

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

At December 31, 2015, MGE supplied electric service to approximately 146,000 customers, with approximately 90% located in the cities of Fitchburg, Madison, Middleton, and Monona and 10% in adjacent areas. Of the total number of customers, approximately 87% were residential and 13% were commercial or industrial. Electric retail revenues for 2015, 2014, and 2013 were comprised of the following:

	Year Ended December 31,
	2015	2014	2013
Residential	32.6%	33.3%	33.2%
Commercial	53.2%	52.8%	52.4%
Industrial	4.8%	4.8%	4.8%
Public authorities (including the UW)	9.4%	9.1%	9.6%
Total	100.0%	100.0%	100.0%

Electric operations accounted for approximately 74.2%, 64.0%, and 69.0% of MGE's total 2015, 2014, and 2013 regulated revenues, respectively.

See Item 2. Properties, for a description of MGE's electric utility plant.

MGE is registered with North American Electric Reliability Corporation (NERC) and one regional entity, the Midwest Reliability Organization (MRO). The essential purposes of these entities are the development and implementation of regional and NERC reliability standards; and determining compliance with those standards, including enforcement mechanisms.

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

Regional Transmission Organizations (RTO)

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

Fuel supply and generation

MGE satisfies its customers' electric demand with internal generation and purchased power. During the years ended December 31, 2015, 2014, and 2013, MGE's electric energy delivery requirements were satisfied from the following fuel sources:

	Year Ended December 31,
	2015	2014	2013
Coal	47.9%	47.8%	54.1%
Natural gas	9.1%	3.2%	5.8%
Fuel oil	0.1%	0.1%	0.1%
Renewable sources	3.0%	3.1%	2.9%
Purchased power
Renewable	8.2%	8.7%	7.6%
Other	31.7%	37.1%	29.5%
Total	100.0%	100.0%	100.0%

Sources used depend on market prices, generating unit availability, weather, and customer demand.

Generation Sources

MGE receives electric generation supply from coal-fired, gas-fired, and renewable energy sources. These sources include owned facilities as well as facilities leased from affiliates and accounted for under our nonregulated energy operations. See Item 2. Properties for more information regarding these generation sources, including location, capacity, ownership or lease arrangement, and fuel source. See "Nonregulated Energy Operations" below for more information regarding generating capacity leased to MGE by nonregulated subsidiaries.

Purchased power

MGE enters into short and long-term purchase power commitments with third parties to meet a portion of its anticipated electric energy supply needs. The following table identifies purchase power commitments at December 31, 2015, with unaffiliated parties for the next five years.

(Megawatts)	2016	2017	2018	2019	2020
Purchase power commitments	162.4	152.5	152.5	98.5	98.5

Gas Utility Operations

MGE transports and distributes natural gas in a service area covering 1,682 square miles in seven south-central Wisconsin counties. The service area includes the city of Madison, Wisconsin and surrounding areas.

At December 31, 2015, MGE supplied natural gas service to approximately 152,000 customers in the cities of Elroy, Fitchburg, Lodi, Madison, Middleton, Monona, Prairie du Chien, Verona, and Viroqua; 24 villages; and all or parts of 49 townships. Of the total number of customers, approximately 89% were residential and 11% were commercial or industrial. Gas revenues for 2015, 2014, and 2013 were comprised of the following:

	Year Ended December 31,
	2015	2014	2013
Residential	59.4%	53.0%	54.3%
Commercial	35.7%	34.3%	33.4%
Industrial (a)	1.3%	11.0%	10.3%
Transportation service and other (a)	3.6%	1.7%	2.0%
Total	100.0%	100.0%	100.0%

(a)

During the year ended December 31, 2015, a large interruptible industrial customer decided to purchase gas from a third party supplier and to use MGE's facilities for the transport of that gas resulting in a shift in gas revenues between industrial and transportation services.

Gas operations accounted for approximately 25.8%, 36.0%, and 31.0% of MGE's total 2015, 2014, and 2013 regulated revenues, respectively.

MGE can curtail gas deliveries to its interruptible customers. Approximately 3% of retail gas deliveries in 2015 and 17% in 2014 were to interruptible customers.

Gas supply

MGE has physical interconnections with ANR Pipeline Company (ANR) and Northern Natural Gas Company (NNG). MGE's primary service territory, which includes Madison and the surrounding area, receives deliveries at one NNG and four ANR gate stations. MGE also receives deliveries at NNG gate stations located in Elroy, Prairie du Chien, Viroqua, and Crawford County. Interconnections with two major pipelines provide competition in interstate pipeline service and a more reliable and economical gas supply mix, which includes gas from Canada and from the mid-continent and Gulf/offshore regions in the United States.

During the winter months, when customer demand is high, MGE is primarily concerned with meeting its obligation to firm customers. MGE meets customer demand by using firm supplies under contracts finalized before the heating season, supplies in storage (injected during the summer), and other firm supplies purchased during the winter period.

By contract, a total of 5,953,689 Dth of gas can be injected into ANR's storage fields in Michigan from April 1 through October 31. These gas supplies are then available for withdrawal during the subsequent heating season, November 1 through March 31. Using storage allows MGE to buy gas supplies during the summer season, when prices are normally lower, and withdraw these supplies during the winter season, when prices are typically higher. Storage also gives MGE more flexibility in meeting daily load fluctuations.

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

Transmission Investments

American Transmission Company owns and operates electric transmission facilities primarily in Wisconsin. MGE received an interest in ATC when it, like other Wisconsin electric utilities, contributed its electric transmission facilities to ATC as required by Wisconsin law. That interest is presently held by MGE Transco, which is jointly owned by MGE Energy and MGE. At December 31, 2015, MGE Transco held a 3.6% ownership interest in ATC.

In 2011, ATC and Duke Energy announced the creation of a joint venture, Duke-American Transmission Company, LLC, that seeks to build, own, and operate new electric transmission infrastructure in North America to address increasing demand for affordable, reliable transmission capacity.

Environmental

MGE Energy and MGE are subject to frequently changing local, state, and federal regulations concerning air quality, water quality, land use, threatened and endangered species, hazardous materials handling, and solid waste disposal. These regulations affect the manner in which they conduct their operations, the costs of those operations, as well as capital and operating expenditures. Regulatory initiatives, proposed rules, and court challenges to adopted rules, have the potential to have a material effect on our capital expenditures and operating costs. In addition to the regulations discussed below, MGE continues to track state and federal initiatives such as potential changes to regulations governing polychlorinated biphenyl (PCB), potential changes to air and water standards, and potential climate change legislation.

Water Quality

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

Our WCCF, Blount, and Columbia plants are considered existing plants under this rule. Our WCCF facility already employs a system that meets the 316(b) rule. Our Blount plant has conducted studies showing that it will likely be in compliance with this rule when its WPDES permit is renewed in 2017. The operator of our Columbia plant plans to conduct an intake study to demonstrate compliance with the 316(b) rule and/or identify design criteria needed to meet the new rule requirements prior to Columbia's 2017 WPDES permit renewal. The exact requirements at Blount and

Columbia, however, will not be known until the WDNR finalizes its rule, approves the plant operators' approach, and those sites' WPDES permits are modified to account for this rule. Nonetheless, MGE expects that the 316(b) rule will not have material effects on its existing plants.

Energy Efficiency and Renewables

The Wisconsin Energy Efficiency and Renewables Act requires that, by 2015, 10% of the state's electricity be generated from renewable sources. As of December 31, 2015, MGE is in compliance with the 2015 requirement. The costs to comply with the Act and its accompanying regulations are being recovered in rates.

Air Quality

Air quality regulations promulgated by the EPA and Wisconsin Department of Natural Resources (WDNR) in accordance with the Federal Clean Air Act and the Clean Air Act Amendments of 1990 impose restrictions on emission of particulates, sulfur dioxide (SO2), nitrogen oxides (NOx), hazardous air pollutants and other pollutants, and require permits for operation of emission sources. These permits must be renewed periodically. Various newly enacted and/or proposed federal and state initiatives are expected to result in additional operating and capital expenditure costs for fossil-fueled electric generating units.

Mercury and Air Toxic Standards (MATS) Rule

In June 2015, the U.S. Supreme Court remanded the EPA's MATS rule to the D.C. Circuit Court. The Supreme Court's decision held that the EPA was required to consider the cost of compliance when deciding that it was "appropriate and necessary" to regulate mercury emissions from EGUs under Section 112 of the Clean Air Act. The remand was sent back to the D.C. Circuit Court. In December 2015, the D.C. Circuit Court ruled to keep the MATS rule in place while the EPA works to resolve the issues on remand. In November 2015, the EPA filed a proposed supplemental finding that the cost considerations of the rule do not alter the EPAs original determination that it is "appropriate and necessary" to regulate emissions of mercury from EGUs under Section 112 of the Clean Air Act. If the MATS rule is vacated or further delayed, the Wisconsin mercury rule, which has similar regulatory requirements as MATS, will remain in effect for utilities in Wisconsin. While the final version of the MATS rule remains uncertain, MGE has previously determined that current pollution controls on its Columbia and Elm Road Units would meet both MATS and the Wisconsin mercury rule. We do not expect any operational changes once the EPA's actions on remand are finalized.

Ozone NAAQS

In October 2015, the EPA revised the primary and secondary ozone NAAQS, lowering it to 70 ppb. The final standard will likely cause Milwaukee County, where our Elm Road Units are located, to be designated as nonattainment for ozone. The rule may also cause Columbia County (where our Columbia plant is located) and/or Dane County (where our WCCF and Blount plants are located) to be in nonattainment. Attainment and nonattainment designations are based on ozone data from 2014-2016 and thus are not known at this time. A nonattainment designation may have an effect on operations at our facilities, however, the NAAQS process involves many steps and any effect on our generation units will not be fully understood until the State of Wisconsin develops, receives approval for, and finalizes an implementation plan for any counties found to be in nonattainment. MGE will continue to monitor developments, attainment designations, and state and federal actions.

Sulfur Dioxide (SO2) NAAQS

In March 2015, the EPA entered into a court-approved consent decree requiring 1-hour SO2 attainment/nonattainment area designations to be completed in three phases extending out until 2020. In August 2015, the EPA published its data requirements rule that lays out expectations, designation process options, and timeframes for states and tribes to meet for the SO2 NAAQS set in 2013. Under this new rule, states must submit their first designation proposals in July 2016 for those areas that contain large stationary sources of SO2 (sources that emit over a threshold mass of SO2, and/or over a threshold emissions rate). These proposals must identify one of the following options for demonstrating attainment with the 1-hour SO2 NAAQS: modeling of SO2 emissions; monitoring of SO2 emissions; or limiting large stationary sources to 2,000 ton per year of SO2 emissions by January 13, 2017. The EPA must make final designation determinations for these areas between 2017 and 2020 depending on the area.

In March 2015, MGE's Columbia plant was identified in the Federal Register as meeting the criteria of a large stationary source of SO2 (based on 2012 data). As such, the State of Wisconsin must submit an attainment/nonattainment area designation plan for Columbia County (the county in which the Columbia plant is located). Since the 2012 data was collected, Columbia has installed pollution control equipment that has lowered its total SO2 emissions and its SO2 emissions rate. We anticipate, based on recent SO2 emissions modeling, that Columbia County will be recommended as an attainment area by the state. An attainment recommendation, however, has not yet been submitted by the State of Wisconsin to the EPA. Once the state submits its recommendation, the EPA will make final designations. While the attainment designation seems likely for Columbia, a nonattainment designation may have an adverse effect on the operation of the Columbia plant. MGE will continue to monitor the developments with the Columbia County designation process. Management believes compliance costs will be recovered in future rates based on previous treatment of environmental compliance projects.

EPA's Cross-State Air Pollution Rule: Proposed Ozone Season Update based on 2008 Ozone NAAQS

In December 2015, the EPA published a proposed rule to amend the existing Cross-State Air Pollution Rule (CSAPR). The proposed rule is designed to incorporate 2008 Ozone NAAQS attainment levels (current CSAPR is based on 1997 Ozone NAAQS levels) in 23 states, including Wisconsin, by establishing a federal implementation plan (FIP) to identify and limit summertime NOx levels, a precursor to ozone that contributes to ozone transport. The proposed rule also includes revisions to CSAPR that are designed to resolve issues remaining from the D.C. Circuit remand of CSAPR, including Wisconsin's inclusion in the NOx ozone season portion of the rule.

The proposed rule's FIP goes into effect in 2017, which coincides with Phase II of the existing CSAPR. The rule as proposed would reduce ozone season NOx emissions by about half as compared to Phase II numbers in the current rule. We are currently evaluating the rule for its impact to MGE and thus do not know with certainty the exact impact. Initial reviews, however, indicate that the proposed CSAPR update as written could have material effects on MGE. We will continue to monitor the rule developments and legal developments to help determine how this rule will ultimately affect MGE.

Clean Air Visibility Rule (CAVR)

Columbia may be subject to the best available retrofit technology (BART) regulations, a subsection of the EPA's Clean Air Visibility Rule (CAVR), which may require pollution control retrofits. Columbia's pollution control upgrades and the EPA's stance that compliance with the CSAPR equals compliance with BART should mean that Columbia will not need to do additional work to meet BART requirements. In addition, the EPA has indicated that they intend to extend deadlines in this rule. At this time, however, the BART regulatory obligations, compliance strategies, and costs remain uncertain due to the continued legal uncertainty surrounding CSAPR.

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

MGE has taken steps to address GHG emissions through voluntary actions. In 2005, MGE announced its Energy 2015 Plan, which committed to ensuring a balanced, economic energy supply with reduced environmental emissions. The Plan emphasized increased renewable energy, energy efficiency, and new cleaner generation – three strategies that reduced GHG emissions. Under MGE's Energy 2015 Plan and other actions, our CO2 emissions declined from 2005 to 2015 by approximately 20% even though total system energy increased. In 2015, MGE announced its Energy 2030 framework and will continue to take steps to reduce CO2 emissions. Subject to regulatory approvals and other conditions, MGE aims to increase renewable energy to 25% of retail electric sales by 2025 and to 30% by 2030. Under our Energy 2030 framework, we will also work to reduce CO2 emissions by 40% from 2005 levels by 2030.

Climate Change Legislation

Federal Legislative Actions on Climate Change

Several bills and/or actions related to GHG regulation, including those to limit, prevent or delay the EPA's regulation of GHGs under the current Clean Air Act, have been proposed in both the House and the Senate. It is not anticipated that Congress will enact broad GHG reduction legislation in 2016.

State and Regional Legislative Actions on Climate Change

It is not expected that the Wisconsin Legislature will enact broad GHG regulation in 2016. MGE continues to monitor legislative developments.

Greenhouse Gas Regulation

EPA's Greenhouse Gas (GHG) Reduction Guidelines under the Clean Air Act 111d Rule

In October 2015, the EPA published its Clean Power Plan rule, which became effective in December 2015, setting guidelines for states to use in developing plans to control GHG emissions from existing fossil fuel-fired EGUs and systems. In October 2015, the EPA also published a proposed federal implementation plan to be used as an example, or in the event that a state does not submit a plan under this rule. When fully implemented in 2030, the Clean Power Plan is projected to reduce GHG emissions from this sector by 32% below 2005 levels. States are given up to three years to submit a plan or be subject to a federal plan to meet the reduction goals, and states are expected to meet interim goals starting in 2022 and the final goal in 2030. Implementation of the rule is expected to have a direct impact on coal and natural gas fired generating units, including possible changes in dispatch and additional operating costs.

In October 2015, many states (including Wisconsin) and other litigants filed petitions with the U.S. Court of Appeals for the District of Columbia Circuit asking for a stay of the CPP rule, which would otherwise become effective on December 22, 2015, and seeking expedited review of the petitioners' challenges to the CPP's legality. The parties' request to stay the rule was denied by the D.C. Circuit on January 20, 2016, but the D.C. Circuit issued an expedited schedule for resolving the merits of the litigation including oral arguments that will be held in early June 2016. However, on January 26, 2016, several parties filed a request for a stay of the CPP with the U.S. Supreme Court; and on February 9, 2016, the U.S. Supreme Court granted that request. The CPP may not now be implemented until the courts ultimately resolve the underlying legality of the rule. Oral arguments are scheduled before the D.C. Circuit for June 2, 2016.

MGE is evaluating the CPP and related requirements. Given the pending legal proceedings and the need for a yet-to-be-developed state implementation plan or federal implementation plan, the nature and timing of any final requirements is subject to uncertainty. If the rule remains substantially in its present form, it is expected to have a material impact on MGE.

Solid Waste

EPA's Coal Combustion Residuals Rule

In December 2014, the EPA finalized its Disposal of Coal Combustion Residuals from Electric Utilities (CCR) rule. The rule became effective in October 2015. It provides that coal ash will be regulated as a solid waste, and defines what ash use activities would be considered generally exempt beneficial reuse of coal ash. The rule also regulates landfills, ash ponds, and other surface impoundments for coal combustion residuals by regulating their design, location, monitoring, and operation. Landfills and impoundments that cannot meet design criteria will need to formally close within defined timeframes.

The Columbia and Elm Road Units co-owners and plant operators are evaluating the final rule to determine what changes may be necessary at those facilities and the associated timeframes. We anticipate that some design and operational changes may need to be made at these facilities. Review of our Elm Road facility has indicated that the costs to comply with this rule are not expected to be significant. We are still evaluating the rule's full effects at Columbia. Columbia's operator has developed a preliminary implementation schedule for meeting the various deadlines spelled out in the rule. Management believes compliance costs will be recovered in future rates based on previous treatment of environmental compliance projects.

Columbia

Columbia is a coal-fired generating station operated by WPL in which WPL, WPSC, and MGE have ownership interests. In December 2009, the EPA sent a Notice of Violation (NOV) to MGE as one of the co-owners of Columbia. The NOV alleged that WPL and the Columbia co-owners failed to comply with appropriate pre-construction review and permitting requirements and, as a result, violated the Prevention of Significant Deterioration program requirements, Title V Operating Permit requirements of the CAA, and the Wisconsin SIP. In April 2013, the EPA filed a lawsuit against the co-owners of Columbia asserting similar allegations. In September 2010 and April 2013, the Sierra Club filed civil lawsuits against WPL alleging violations of the CAA at Columbia and other Wisconsin facilities operated by WPL. In June 2013, the court approved and entered a consent decree entered by the EPA, Sierra Club, and the co-owners of Columbia to resolve these claims, while admitting no liability. One of the requirements of the consent decree requires installation of an SCR system at Columbia Unit 2 by December 31, 2018. Installation of the SCR has been approved by the PSCW. MGE's share of the projected cost for the SCR system is approximately $19-29 million. See Footnote 18.c. of the Notes to Consolidated Financial Statements for additional information regarding this matter.

Employees

As of December 31, 2015, MGE had 708 employees. MGE employs 222 employees who are covered by a collective bargaining agreement with Local Union 2304 of the International Brotherhood of Electrical Workers and 93 employees who are covered by a collective bargaining agreement with Local Union No. 39 of the Office and Professional Employees International Union. Both of these collective bargaining agreements expire on April 30, 2018. There are also 5 employees covered by a collective bargaining agreement with Local Union No. 2006, Unit 6 of the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial, and Service Workers International Union. This collective bargaining agreement expires on October 31, 2018.

Financial Information About Segments

See Footnote 21 of the Notes to the Consolidated Financial Statements for financial information relating to MGE Energy's and MGE's business segments.

Executive Officers of the Registrants

Executive	Title	Effective Date	Service Years as an Officer
Gary J. Wolter(a) Age: 61	Chairman of the Board, President and Chief Executive Officer	02/01/2002	26
Lynn K. Hobbie(b) Age: 57	Senior Vice President - Marketing and Communications	02/01/2000	21
Jeffrey M. Keebler(b) Age: 44	Senior Vice President - Energy Supply and Planning Assistant VP - Energy Supply and Customer Service Senior Director - Energy Supply Procurement	07/23/2015 01/01/2012 05/01/2007	4
Cari Anne Renlund(b) Age: 42	Vice President and General Counsel Dewitt Ross & Stevens S.C. (law firm) - Partner Wisconsin Department of Administration - Chief Legal Counsel	11/02/2015 06/11 - 10/15 01/11 - 05/11	-
Craig A. Fenrick(b) Age: 56	Senior Vice President - Energy Operations Vice President - Energy Delivery Vice President - Electric Transmission and Distribution Assistant VP - Electric Transmission and Distribution	07/23/2015 02/10/2015 01/01/2012 09/01/2006	9
Jeffrey C. Newman(a) Age: 53	Senior Vice President, Chief Financial Officer, Secretary and Treasurer Vice President, Chief Financial Officer, Secretary and Treasurer	07/23/2015 01/01/2009	18
Peter J. Waldron(b, c) Age: 58	Vice President - Energy Production Vice President and Chief Information Officer Vice President and Operations Officer	07/23/2015 01/01/2012 09/01/2006	19

Note: Ages, years of service, and positions as of December 31, 2015.

(a)

Executive officer of MGE Energy and MGE.

(b)

Executive officer of MGE.

(c)

Retired as of December 31, 2015.

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

The following are significant proposed regulations that are expected to impact our operations:

The EPA's Cross-State Air Pollution Rule (CSAPR) is an interstate air pollution transport rule designed to reduce ozone and fine particulate (PM2.5) air levels in areas that the EPA has determined are being affected by pollution from neighboring and upwind states. In December 2015, the EPA published a proposed rule to amend the existing CSAPR. The proposed rule is designed to incorporate 2008 Ozone NAAQS attainment levels (current CSAPR is based on 1997 Ozone NAAQS levels) in 23 states, including Wisconsin, by establishing a federal implementation plan (FIP) to identify and limit summertime nitrogen oxide (NOx) levels, a precursor to ozone that contributes to ozone transport. The rule as proposed would reduce ozone season NOx emissions by about half as compared to existing Phase II numbers. We are currently evaluating the rule for its impact to MGE and thus do not know with certainty the exact impact. Initial reviews, however, indicate that the proposed CSAPR update as written could have material effects on MGE.

In October 2015, the EPA published its Clean Power Plan rule, which became effective in December 2015, setting guidelines for states to use in developing plans to control GHG emissions from existing fossil fuel-fired EGUs and systems. When fully implemented in 2030, the Clean Power Plan is projected to reduce GHG emissions from this sector by 32% below 2005 levels. Implementation of the rule is expected to have a direct impact on coal and natural gas fired generating units, including possible changes in dispatch and additional operating costs. Given the pending legal proceedings and the need for a yet-to-be-developed state implementation plan or federal implementation plan, the nature and timing of any final requirements is subject to uncertainty. If the rule remains substantially in its present form, it is expected to have a material impact on MGE.

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

Developments in power generation and storage could affect our revenues and the timing of the recovery of our costs. Advancements in power generation technology, including commercial and residential solar generation installations and commercial micro turbine installations, are improving the cost-effectiveness of customer self-supply of electricity. Improvements in energy storage technology, including batteries and fuel cells, could also better position customers to meet their around-the-clock electricity requirements. Such developments could reduce customer purchases of electricity, but may not necessarily reduce our investment and operating requirements due to our obligation to serve customers, including those self-supply customers whose equipment has failed for any reason to provide the power they need. In addition, since a portion of our costs are recovered through charges based upon the volume of power delivered, reductions in electricity deliveries will affect the timing of our recovery of those costs and may require changes to our rate structures. Changes in power generation and storage technology could have significant effects on customer behaviors and their energy consumption. Customers could engage in individual conservation efforts by voluntarily reducing their consumption of electricity and pursuing alternative energy sources. Customer energy conservation could adversely affect our results of operations by reducing our revenues without necessarily changing our operating costs due to our obligation to serve.

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

A significant portion of our electric generating capacity is dependent on coal. Increased oil exploration and production in the United States can increase the amount of oil being transported by railroad, which can affect the availability and scheduling of trains to transport coal. Demand for coal has also been impacted by prevailing prices for natural gas and may affect mine performance. Consequently, we are exposed to the risk that counterparties to these contracts will not be able to fulfill their obligations. Disruption in the delivery of fuel, including disruptions as a result of transportation delays, weather, labor relations, force majeure events, or environmental regulations affecting any of these fuel suppliers, could limit our ability to generate electricity at our facilities at the desired level. Should counterparties fail to perform, or other unplanned disruptions occur, we may be forced to replace the underlying commitment at higher prices, or we may be forced to reduce generation at our coal units and replace this lost generation through additional power purchases from third parties. These factors may also affect the terms under which any of our existing coal supply or transportation agreements are renewed or replaced upon the expiration of their current terms.

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

Weather conditions, accidents, and catastrophic events can result in damage or failures of equipment or facilities and disrupt or limit our ability to generate, transmit, transport, purchase, or distribute electricity and gas. Efforts to repair or replace equipment and facilities may take prolonged periods or may be unsuccessful, or we may be unable to make the necessary improvements to our operational system, causing service interruptions. The resulting interruption of services would result in lost revenues and additional costs. We are also exposed to the risk of accidents or other incidents that could result in damage to or destruction of our facilities or damage to persons or property. Such issues could adversely affect revenues or increase costs to repair and maintain our systems.

Acts of terrorism could materially and adversely impact our operations and financial condition.

Facilities for electric generation, transmission, and gas distribution are subject to the risk of being potential targets of terrorist threats and activities. A terrorist act at our facilities could result in a disruption of our ability to generate, transmit, transport, purchase, or distribute electricity or natural gas. A possible attack would have additional adverse effects, including environmental ramifications, increased security and insurance costs, as well as general economic volatility or uncertainty within our service territories. The inability to maintain operational continuity and any additional costs incurred for repairing our facilities could materially and adversely affect our financial condition and results of operations.

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

Item 1B. Unresolved Staff Comments.

MGE Energy and MGE

None.

Item 2. Properties.

Electric Generation

Net summer rated capacity in service at December 31, 2015, was as follows:

Plants	Location	Commercial Operation Date	Fuel	Net Summer Rated Capacity (MW)(1)	No. of Units
Steam plants:
Columbia	Portage, WI	1975 & 1978	Low-sulfur coal	242(2,3)	2
Blount	Madison, WI	1957 & 1961	Gas	103(7)	2
WCCF	Madison, WI	2005	Gas/oil	127(4)	2
Elm Road Units	Oak Creek, WI	2010 & 2011	Coal	106(2,5)	2
Combustion turbines	Madison, WI	1964-2000	Gas/oil	153(6)	6
	Marinette, WI
Portable generators	Madison, WI	1998-2001	Diesel	50(7)	54
Wind turbines	Townships of Lincoln
	and Red River, WI	1999	Wind	1(7,8)	17
	Township of
	Brookfield, IA	2008	Wind	3(7,9)	18
Total				785

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

(7)

These facilities are owned by MGE.

(8)

Nameplate capacity rating is 11 MW.

(9)

Nameplate capacity rating is 30 MW.

Columbia

MGE and two other utilities jointly own Columbia, a coal-fired generating facility consisting of two 512 MW units, which accounts for 31% of MGE's net summer rated capacity. Power from this facility is shared in proportion to each owner's ownership interest. MGE has a 22% ownership interest in Columbia. The other owners are WPL, which operates Columbia, and WPSC. The Columbia units burn low-sulfur coal obtained from the Powder River Basin coal fields located in Wyoming. The coal inventory supply for the Columbia units increased from approximately 48 days on December 31, 2014, to approximately 88 days on December 31, 2015. See "Executive Overview" under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of a possible reduction in MGE's future ownership share in Columbia.

Elm Road Units

MGE Power Elm Road and two other owners own undivided interests in the Elm Road Units, consisting of two 615 MW units, which account for 14% of MGE's net summer rated capacity. Power from these units is shared in proportion to each owner's ownership interest. MGE Power Elm Road owns an 8.33% ownership interest in the Elm

Road Units, and its interest in the Elm Road Units is leased to MGE. The other owners are Wisconsin Energy Corporation, which operates the Units, and WPPI Energy, Inc. The Elm Road Units burn bituminous coal obtained from northern West Virginia and southwestern Pennsylvania, and Powder River Basin coal from Wyoming. MGE's share of the coal inventory supply for the Elm Road Units decreased from approximately 53 days on December 31, 2014, to approximately 50 days on December 31, 2015.

MGE leases MGE Power Elm Road's ownership interest in the Elm Road Units pursuant to two separate facility leases. The financial terms of each facility lease include a capital structure of 55% equity and 45% long-term debt, return on equity of 12.7%, and a lease term of 30 years. At the end of the respective lease terms, MGE may, at its option, renew the facility lease for an additional term, purchase the leased ownership interest at fair market value, or allow the lease to end. The Unit 1 and Unit 2 leases commenced with the commercial operation of each respective unit.

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

MGE leases the electric generating assets owned by MGE Power West Campus and is responsible for operating the entire facility. The financial terms of the facility lease include a capital structure of 53% equity and 47% long-term debt, return on equity of 12.1%, and a lease term of 30 years. At the end of the lease term in 2035, MGE may, at its option, renew the facility lease for an additional term, purchase the generating facility at fair market value, or allow the lease contract to end.

Electric and Gas Distribution Facilities

At December 31, 2015, MGE owned 880 miles of overhead electric distribution line and 1,210 miles of underground electric distribution cable, all of which are located in Wisconsin. These electric distribution facilities are connected by approximately 52 substations, installed with a capacity of 1,279,550 kVA. MGE's gas facilities include 2,690 miles of distribution mains, which are all owned by MGE.

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

Encumbrances

The principal plants and properties of MGE are subject to the lien of its Indenture of Mortgage and Deed of Trust dated as of January 1, 1946, as amended and supplemented, under which MGE's first mortgage bonds are issued. As of December 31, 2015, there were $1.2 million of first mortgage bonds outstanding. See Footnote 9 of the Notes to Consolidated Financial Statements for additional information regarding MGE's first mortgage bonds.

MGE Power Elm Road has collaterally assigned its right to lease payments from MGE for the Elm Road Units in order to secure the repayment of $65.3 million of senior secured notes issued by MGE Power Elm Road. See Footnote 9 of the Notes to Consolidated Financial Statements for additional information regarding these senior notes.

MGE Power West Campus has collaterally assigned its right to lease payments from MGE for the WCCF in order to secure the repayment of $46.7 million of senior secured notes issued by MGE Power West Campus. See Footnote 9 of the Notes to Consolidated Financial Statements for additional information regarding these senior notes.

Item 3. Legal Proceedings.

MGE Energy and MGE

MGE Energy and its subsidiaries, including MGE, from time to time are involved in various legal proceedings that are handled and defended in the ordinary course of business.

See "Environmental" under Item 1. Business and Footnote 18.c. of the Notes to Consolidated Financial Statements for a description of several environmental proceedings involving MGE. See Footnote 18.d. of the Notes to Consolidated Financial Statements for a description of other legal matters.

Item 4. Mine Safety Disclosures.

MGE Energy and MGE

Not applicable.

PART II.

Item 5. Market for Registrants' Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market for Common Equity

MGE Energy

MGE Energy common stock is traded on Nasdaq under the symbol MGEE. On February 1, 2016, there were approximately 38,308 shareholders of record. The following table shows high and low sale prices for the common stock on Nasdaq for each quarter over the past two years.

	Common Stock Price Range
	2015		2014
	High	Low	High	Low
Fourth quarter	$47.23	$39.18	$48.00	$37.25
Third quarter	$41.97	$36.75	$40.85	$37.25
Second quarter	$45.33	$36.46	$39.68	$36.30
First quarter	$47.97	$40.66	$40.71	$35.66

MGE

As of February 1, 2016, there were 17,347,894 outstanding shares of common stock, all of which were held by MGE Energy. There is no market for shares of common stock of MGE.

Dividends

MGE Energy

The following table sets forth MGE Energy's quarterly cash dividends per share declared during 2015 and 2014:

(Per share)	2015	2014
Fourth quarter	$0.295	$0.283
Third quarter	$0.295	$0.283
Second quarter	$0.283	$0.272
First quarter	$0.283	$0.272

MGE

The following table sets forth MGE's quarterly cash dividends declared during 2015 and 2014:

(In thousands)	2015	2014
Fourth quarter	$10,000	$-
Third quarter	$10,000	$9,750
Second quarter	$10,000	$9,750
First quarter	$-	$7,000

See discussion below as well as "Liquidity and Capital Resources - Financing Activities" under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, for a description of restrictions applicable to dividend payments by MGE.

Dividend Restrictions

Dividend payments by MGE to MGE Energy are subject to restrictions arising under a PSCW rate order and, to a lesser degree, MGE's first mortgage bonds. The PSCW order restricts any dividends, above the PSCW authorized amount of $43 million, that MGE may pay MGE Energy if its common equity ratio, calculated in the manner used in the rate proceeding, is less than 55%. MGE's thirteen month rolling average common equity ratio at December 31, 2015, is 59.7%, as determined under the calculation used in the rate proceeding. MGE paid cash dividends of $30.0 million to MGE Energy in 2015. The rate proceeding calculation includes as indebtedness imputed amounts for MGE's outstanding purchase power capacity payments and other PSCW adjustments, but does not include the indebtedness associated with MGE Power Elm Road and MGE Power West Campus, which are consolidated into MGE's financial statements but are not direct obligations of MGE.

MGE has covenanted with the holders of its first mortgage bonds not to declare or pay any dividend or make any other distribution on or purchase any shares of its common stock unless, after giving effect thereto, the aggregate amount of all such dividends and distributions and all amounts applied to such purchases, after December 31, 1945, shall not exceed the earned surplus (retained earnings) accumulated subsequent to December 31, 1945. As of December 31, 2015, approximately $353.0 million was available for the payment of dividends under this covenant.

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

Issuer Purchases of Equity Securities

MGE Energy

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs*
October 1-31, 2015	31,025	$41.61	-	-
November 1-30, 2015	20,350	42.44	-	-
December 1-31, 2015	69,200	43.26	-	-
Total	120,575	$42.70	-	-

*

Under the MGE Energy, Inc. Direct Stock Purchase and Dividend Reinvestment Plan (Stock Plan), common stock shares deliverable to plan participants may be either newly issued shares or shares purchased on the open market, as determined from time to time by MGE Energy. MGE Energy uses open market purchases to provide shares to meet obligations to participants in the Stock Plan. The shares are purchased on the open market through a securities broker-dealer and then are reissued under the Stock Plan as needed to meet share delivery requirements. The volume and timing of share repurchases in the open market depends upon the level of dividend reinvestment and optional share purchases being made from time to time by plan participants. As a result, there is no specified maximum number of shares to be repurchased and no specified termination date for the repurchases. All shares issued through the Stock Plan, whether newly issued or reissued following open market purchases, are issued and sold by MGE Energy pursuant to a registration statement that was filed with the SEC and is currently effective.

MGE

None.

Stock Performance Graph

The performance graph below illustrates a five-year comparison of cumulative total returns based on an initial investment of $1,000 in MGE Energy common stock, as compared with the Russell 2000 and the EEI Index for the period 2010 through 2015. The EEI Index reflects the consolidated performance of Edison Electric Institute investor-owned electric utilities.

Cumulative Five-Year Total Return Comparison

(assumes $1,000 invested on 12/31/2010 with dividends reinvested)

Value of Investment at December 31,

	2010	2011	2012	2013	2014	2015
MGEE	$1,000	$1,134	$1,277	$1,490	$1,815	$1,900
Russell 2000	1,000	958	1,115	1,548	1,624	1,552
EEI Index	1,000	1,200	1,225	1,384	1,784	1,715

Item 6. Selected Financial Data.

MGE Energy, Inc.

(In thousands, except per share amounts)

	For the Years Ended December 31,
	2015	2014	2013	2012	2011

Summary of Operations
Operating revenues:
Regulated electric	$412,528	$394,849	$403,957	$392,365	$375,858
Regulated gas	143,737	221,720	181,462	139,727	165,271
Nonregulated	7,763	3,283	5,468	9,231	5,253
Total operating revenues	564,028	619,852	590,887	541,323	546,382
Operating expenses	419,894	462,102	444,293	410,200	421,170
Other general taxes	19,879	19,652	18,607	18,360	17,344
Operating income	124,255	138,098	127,987	112,763	107,868
Other income, net	8,613	10,079	10,701	10,069	9,214
Interest expense, net	(20,162)	(19,673)	(18,924)	(19,467)	(20,162)
Income before taxes	112,706	128,504	119,764	103,365	96,920
Income tax provision	(41,363)	(48,185)	(44,859)	(38,919)	(35,992)
Net income	$71,343	$80,319	$74,905	$64,446	$60,928
Average shares outstanding	34,668	34,668	34,668	34,668	34,668
Basic and diluted earnings per share	$2.06	$2.32	$2.16	$1.86	$1.76
Dividends declared per share	$1.16	$1.11	$1.07	$1.04	$1.01

Assets(a)
Electric	$976,271	$948,005	$899,257	$892,039	$794,738
Gas	299,792	307,582	265,694	284,249	285,702
Assets not allocated	49,753	41,124	19,853	18,549	32,882
Nonregulated energy operations	278,735	281,514	288,116	292,072	299,421
Transmission investments	69,470	67,697	64,504	61,064	57,006
All others	434,868	438,898	431,436	412,840	401,862
Eliminations	(378,216)	(390,636)	(389,800)	(397,372)	(412,729)
Total assets	$1,730,673	$1,694,184	$1,579,060	$1,563,441	$1,458,882

Capitalization including Short-Term Debt
Common shareholders' equity	$690,458	$659,401	$617,510	$579,429	$550,952
Long-term debt(b)	395,280	399,438	403,516	361,504	363,570
Short-term debt	-	7,000	-	-	-
Total capitalization and short-term debt	$1,085,738	$1,065,839	$1,021,026	$940,933	$914,522

(a)

Reflects retrospective application of new accounting pronouncement. See Footnote 12 of the Notes to the Consolidated Financial Statements for additional information.

(b)

Includes current maturities.

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

Our principal subsidiary is MGE, which generates and distributes electric energy, distributes natural gas, and represents a majority portion of our assets, liabilities, revenues, and expenses. MGE generates and distributes electricity to approximately 146,000 customers in Dane County, Wisconsin, including the city of Madison, and purchases and distributes natural gas to approximately 152,000 customers in the Wisconsin counties of Columbia, Crawford, Dane, Iowa, Juneau, Monroe, and Vernon.

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

For the year ended December 31, 2015, MGE Energy's earnings were $71.3 million or $2.06 per share compared to $80.3 million or $2.32 per share for the same period in the prior year. MGE's earnings for the year ended December 31, 2015, were $45.4 million compared to $55.6 million for the same period in the prior year.

MGE Energy's net income was derived from our business segments as follows:

(In millions)	Year Ended December 31,
Business Segment:	2015	2014	2013
Electric Utility	$36.4	$41.4	$36.7
Gas Utility	10.4	15.8	13.4
Nonregulated Energy	20.1	19.3	20.7
Transmission Investments	4.6	5.5	5.6
All Other	(0.2)	(1.7)	(1.5)
Net Income	$71.3	$80.3	$74.9

Our net income during 2015 compared to 2014 primarily reflects the effects of the following factors:

•

Electric net income decreased due to lower AFUDC and higher depreciation expense primarily related to the Columbia environmental project being placed in service in April (Unit 2) and July 2014 (Unit 1). In addition, there was a 0.3% decrease in electric retail sales in 2015 compared to the same period in the prior year.

•

Gas net income decreased due to a 27.0% decrease in gas retail sales reflecting lower customer demand compared to the demand resulting from the extremely cold weather experienced in 2014. Heating degree days (a measure for determining the impact of weather during the heating season) decreased by 18.9% compared to the prior year. The average temperature in January 2015 was 20.1 degrees compared to 11.5 degrees in the prior year.

•

Transmission investment income reflects our share of ATC's earnings. ATC's earnings for 2015 reflect a charge representing its estimate of its refund liability associated with the return on equity complaint filed with FERC. See "Other Matters" below for additional information concerning ATC.

•

The increase in all other income primarily results from a decrease in voluntary contributions.

Our net income during 2014 compared to 2013 primarily reflects the effects of the following factors:

•

Electric net income increased compared to the prior period primarily related to ongoing efforts to manage electric operating and maintenance expenditures.

•

Gas net income increased due to a 4.8% increase in gas retail sales reflecting higher customer demand due to a colder winter. The average temperatures in January and February 2014 were 11.5 degrees and 12.5 degrees, respectively, compared to 21.8 degrees and 21.3 degrees in the prior year. During 2014, heating degree days increased by 3.4% compared to the prior year. In addition, gas operating and maintenance expenditures decreased over the prior year.

•

In 2013, the PSCW approved recovery of the force majeure costs incurred during construction of the Elm Road Units. The higher non-regulated revenue in 2013 reflects the one-time adjustment for the carrying costs incurred in the prior periods on the force majeure costs.

During 2015, the following events occurred:

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

The PSCW approved a change in the electric and gas rate design as part of the December 2014 rate order. The rate design better aligns the related fixed costs of providing gas and electric services. For example, the change lowers the gas distribution variable rate (excluding purchased gas) by approximately two-thirds and increases the fixed customer charge. Thus, gas earnings will be less sensitive to weather as a result of the change in rate design. Also, gas earnings will be more evenly spread throughout the year rather than being predominantly recognized in the winter months.

ATC Return on Equity: Several parties have filed a complaint with the FERC seeking to reduce the base return on equity (ROE) used by MISO transmission owners, including ATC. MISO's base ROE is 12.38% and ATC's base ROE is 12.2%. In December 2015, an administrative law judge issued an initial decision authorizing transmission owners to collect a base ROE of 10.32%. The initial decision will be reviewed by FERC and it is anticipated FERC will issue an order on this issue by October 2016. In February 2015, a second complaint was filed with the FERC requesting a reduction in the base ROE used by MISO transmission owners, including ATC, to 8.67%, with a refund effective date retroactive to the filing date of the complaint. An initial decision from the administrative law judge is expected by June 30, 2016. In January 2015, FERC accepted the transmission owner's request for a 50 basis-point incentive ROE adder for participating in MISO. The adder became effective January 6, 2015, subject to refund, and FERC accepted the transmission owner's request to defer collection of the adder pending the outcome of the first ROE complaint proceeding. Our share of ATC's earnings for 2015 and 2014 reflects a pre-tax charge of $2.4 million and $0.7 million, respectively, recorded by ATC for this matter representing its estimate of its refund liability for the period of November 2013 through December 2015. Any change to ATC's ROE could result in lower equity earnings and distributions from ATC in the future. We derived approximately 6.4% and 6.7% of our net income for the years ended December 31, 2015 and 2014, respectively, from our investment in ATC. See "Other Matters" below for additional information concerning ATC.

During 2016, several items may affect us, including:

2016 Rate Case Filing: In July 2015, the PSCW approved MGE's request to extend the current accounting treatment for transmission related costs through 2016, conditioned upon MGE not filing a base rate case for 2016. This accounting treatment will allow MGE to reflect any differential between transmission costs reflected in rates and actual costs incurred in its next rate case filing.

2016 Annual Fuel Proceeding: In August 2015, the PSCW approved a $0.00256/kWh fuel credit to begin on September 1, 2015, and continue throughout 2016. The fuel credit established a mechanism to return fuel savings to electric customers as a bill credit. MGE returned $2.6 million of electric fuel-related savings in customer bill credits during the period from September 1, 2015, through December 31, 2015. As of December 31, 2015, MGE has deferred $9.5 million of 2015 electric fuel-related savings that are outside the range authorized by the PSCW. These costs are subject to PSCW's annual review, expected to be completed in 2016.

In January 2016, the PSCW lowered MGE's 2016 fuel rules monitored costs by $14.8 million as a result of continued lower projected fuel costs in 2016. The PSCW will address the return of the 2016 fuel savings to customers as an update to the fuel credit or through another approved mechanism. The return of the fuel savings to customers for 2016 will be addressed during the PSCW's annual review during 2016 of 2015 fuel costs. MGE will defer these fuel savings until a determination is made by the PSCW.

Loss of Industrial Customer: In November 2015, a large industrial customer announced its intention to relocate its operations out of state and to close its manufacturing facilities within our service territory. That closure is expected to occur in early 2017. This customer contributed approximately $3.8 million of pre-tax earnings for the year ended December 31, 2015. While we expect that our rate request for 2017, which would be filed during 2016, will be structured to address the effects of the closure, there could be some impact on our electric revenues during 2016 if the customer's operations are curtailed as a result of the impending closure.

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

EPA's Clean Power Plan: On August 3, 2015, the EPA finalized its Clean Power Plan rule setting guidelines for states to use in developing plans to control GHG emissions from existing fossil fuel-fired EGUs and systems. Implementation of the rule is expected to have a direct impact on coal-based generating units, including possible changes in dispatch and additional operating costs. MGE is currently evaluating the rule and its requirements. Although the implementation of the rule is presently stayed as a result of a February 9, 2016, U.S. Supreme Court ruling, compliance with the rule's requirements, including the yet-to-be-developed state implementation plan, could have a material impact on MGE if the rule is upheld and becomes effective.

Pension and Other Postretirement Benefit Costs: Costs for pension and other postretirement benefits are affected by actual investment returns on the assets held for those benefits and by the discount rate, which is sensitive to interest rates, used to calculate those benefits. Interest rates and investment returns have experienced volatility since the end of the year which could affect the value of the pension and postretirement benefit obligations. The changes in the discount rates and value of plan assets are not expected to have an impact on the income statements for 2016. However, these changes may affect benefit costs in future years. MGE expects changes in the cost for employee benefit plans will be factored into future rate actions.

Future Generation: MGE is negotiating an agreement in 2016 with Alliant Energy that would allow MGE to reduce its coal ownership in Columbia and give MGE potential investment ability in efficient new natural gas generation. In the proposed agreement with Alliant Energy, MGE may acquire up to a 50 MW share of the capacity of Alliant Energy's proposed Riverside Energy Center project. Alliant Energy's Riverside project, which calls for an approximately 700 MW expansion of its existing natural gas generation facility, is currently under review by the PSCW. A final decision is expected this spring. If approved, project completion is expected by early 2020. Also as part of the proposed agreement, MGE may forgo certain capital expenditures at Columbia, which Alliant Energy then will pay for in exchange for a proportional increase in its ownership share of the plant. The arrangement excludes capital expenditures related to the recently approved project to install additional environmental controls on Unit 2 at Columbia. MGE currently owns 22% of Columbia.

General Economic Conditions: Economic conditions both inside and outside our service area are expected to continue to affect the level of demand for our utility services and may affect the collection of our accounts receivable and the creditworthiness of counterparties with whom we do business. We have in place lines of credit aggregating $150 million for MGE Energy (including MGE) and $100 million for MGE to address our liquidity needs. As of December 31, 2015, there were no borrowings outstanding under MGE Energy's or MGE's lines of credit.

The following discussion is based on the business segments as discussed in Footnote 21 of the Notes to Consolidated Financial Statements.

Results of Operations

Year Ended December 31, 2015, Versus the Year Ended December 31, 2014

Electric Utility Operations - MGE Energy and MGE

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the periods indicated:

(In thousands, except cooling degree days)	Revenues			Sales (kWh)
	2015	2014	% Change	2015	2014	% Change
Residential	$135,201	$132,359	2.1%	786,741	807,265	(2.5)%
Commercial	220,745	210,141	5.0%	1,831,251	1,834,473	(0.2)%
Industrial	20,283	19,163	5.8%	248,443	246,267	0.9%
Other-retail/municipal	38,824	36,281	7.0%	422,188	409,737	3.0%
Total retail	415,053	397,944	4.3%	3,288,623	3,297,742	(0.3)%
Sales to the market	2,154	2,547	(15.4)%	68,886	68,727	0.2%
Other revenues	1,705	1,489	14.5%	-	-	-%
Adjustments to revenues	(6,384)	(7,131)	10.5%	-	-	-%
Total	$412,528	$394,849	4.5%	3,357,509	3,366,469	(0.3)%

Cooling degree days (normal 665)				666	620	7.4%

Electric operating revenues increased $17.7 million or 4.5% for the year ended December 31, 2015, due to the following:

(In millions)
Rate changes	$14.4
Fuel credit	3.9
Adjustments to revenues	0.8
Other revenues	0.4
Volume	(1.4)
Sales to the market	(0.4)
Total	$17.7

30

•

Rate changes. Rates charged to retail customers for the year ended December 31, 2015, were $14.4 million or 3.6% higher than those charged during the same period in the prior year.

In December 2014, the PSCW authorized MGE to increase 2015 rates for retail electric customers by $15.4 million or 3.8%. See "2015 Rate Filing" under "Executive Overview" for more information.

•

Fuel Credit. During the years ended December 31, 2015 and 2014, customers received a fuel credit on their bill related to the fuel savings of $2.6 million and $6.5 million, respectively, which increased electric revenues when compared to the same period in the prior year.

•

Adjustments to Revenue. The adjustments to revenues amount includes the elimination of carrying costs for the Elm Road Units and the WCCF that were collected in electric rates, which are recognized as nonregulated energy operating revenues in our Nonregulated Energy Operations segment.

•

Volume. During the year ended December 31, 2015, there was a 0.3% decrease in total retail sales volumes compared to the same period in the prior year primarily driven by lower use per residential customer.

•

Sales to the market. Sales to the market represent wholesale sales made to third parties who are not ultimate users of the electricity. These sales may include spot market transactions on the markets operated by MISO. These sales may also include bilateral sales to other utilities or power marketers. Generating units are dispatched by MISO based on cost considerations as well as reliability of the system. Sales to the market typically occur when MGE has more generation and purchases online than are needed for its own system demand. The excess electricity is then sold to others in the market. For the year ended December 31, 2015, market volumes increased compared to the same period in the prior year, reflecting increased opportunities for sales. In addition, market settlement resulted in lower revenue per kWh for the year ended December 31, 2015, reflecting lower market prices.

Electric fuel and purchased power

Electric fuel and purchased power costs reflect an increase in internal generation volumes partially offset by a decrease in the volume of purchased power when compared to the prior period. Adjustments related to the regulatory recovery for fuel costs, known as fuel rules, increased purchased power expense. These items are explained below.

Fuel for electric generation

The expense for fuel for internal electric generation increased $11.0 million during the year ended December 31, 2015, compared to the same period in the prior year, due to the following:

(In millions)
Increase in per-unit cost	$5.8
Increase in volume	5.2
Total	$11.0

This increase in expense reflects a 13.6% increase in per-unit cost of internal electric generation primarily at Columbia and a 10.7% increase in internal generated volume delivered to the system.

Purchased power

Purchased power expense increased $8.0 million during the year ended December 31, 2015, compared to the same period in the prior year, due to the following:

(In millions)
Decrease in volume	$(11.0)
Decrease in per-unit cost	(2.8)
Fuel Rules Adjustments
Increase in recorded fuel rule credit	11.6
Return of fuel credit in 2015	(2.6)
Amortization of 2012 fuel rule credits in 2014	6.3
Return of fuel credit in 2014	6.5
Total	$8.0

The decrease in expense (before fuel rules adjustments) reflects a 3.8% decrease in the per-unit cost of purchased power and a 12.8% decrease in the volume of power purchased from third parties primarily as a result of increased internal generation.

Under fuel rules, MGE is required to defer electric fuel-related costs that fall outside a 2% cost tolerance band around the amount used in the most recent rate proceeding. Any fuel rules adjustments are reflected in purchased power expense. Any over/under recovery of the deferred costs is determined on an annual basis and adjusted in future billings to customers. During the year ended December 31, 2015, MGE deferred $11.6 million in fuel related cost savings to be returned to customers. In addition, MGE returned $2.6 million of electric fuel-related savings on customer bills during the year ended December 31, 2015. During the year ended December 31, 2014, as part of its rate freeze, MGE amortized $6.3 million of the 2012 fuel rule credits, which reduced purchased power expense for that period. In addition, MGE returned $6.5 million on customer bills in October 2014 related to the 2013 fuel rules credit.

Electric operating and maintenance expenses

Electric operating and maintenance expenses increased $4.0 million during the year ended December 31, 2015, compared to the same period in 2014. The following changes contributed to the net change:

(In millions)
Increased transmission costs	$3.3
Increased administrative and general costs	1.6
Increased customer service costs	0.5
Increased production costs	0.1
Decreased customer accounts costs	(1.5)
Total	$4.0

For the year ended December 31, 2015, increased transmission costs are primarily related to an increase in transmission reliability enhancements. In addition, increased administrative and general costs are primarily due to increased pension and other postretirement benefits costs predominantly driven by a reduction in the discount rate, which has the effect of increasing the related costs. Decreased customer account costs are primarily related to lower uncollectible accounts receivable.

Electric depreciation expense

Electric depreciation expense increased $3.0 million for the year ended December 31, 2015, compared to the same period in the prior year. This increase is primarily related to the completion of the Columbia environmental project. The systems and equipment for Unit 2 and Unit 1 were placed into service in April 2014 and July 2014, respectively.

Other Electric Income

Other electric income decreased $2.4 million, primarily due to AFUDC equity related to the completion of the Columbia environmental project. Unit 2 and Unit 1 were placed into service in April and July 2014, respectively.

Gas Utility Operations - MGE Energy and MGE

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class during each of the periods indicated:

(In thousands, except HDD and average rate per therm of retail customer)	Revenues			Therms Delivered
	2015	2014	% Change	2015	2014	% Change
Residential	$85,438	$117,523	(27.3)%	92,970	110,422	(15.8)%
Commercial/Industrial	53,161	100,338	(47.0)%	88,489	138,151	(35.9)%
Total retail	138,599	217,861	(36.4)%	181,459	248,573	(27.0)%
Gas transportation	4,652	3,373	37.9%	75,572	46,905	61.1%
Other revenues	486	486	-%	-	-	-%
Total	$143,737	$221,720	(35.2)%	257,031	295,478	(13.0)%
Heating degree days (normal 7,080)				6,395	7,887	(18.9)%
Average rate per therm of retail customer	$0.764	$0.876	(12.8)%

Gas revenues decreased $78.0 million or 35.2% for the year ended December 31, 2015. These changes are related to the following factors:

(In millions)
Volume	$(58.8)
Rate/PGA changes	(20.5)
Transportation and other effects	1.3
Total	$(78.0)

•

Volume. For the year ended December 31, 2015, retail gas deliveries decreased 27.0% compared to the same period in the prior year, as a result of extremely cold weather experienced in the first quarter of 2014. The decrease was also attributable to a large commercial customer's decision to purchase gas from a third party supplier and to use MGE's facilities for the transport of that gas. While the shift affects revenues, the impact to gas income of this shift is not material as we do not earn margin on the natural gas commodity cost billed to customers.

•

Rate/PGA changes. In December 2014, the PSCW approved changes to customer rates and rate design for gas service. Rates were reduced by 2.0%, effective January 1, 2015. Gas rate design consists of a fixed monthly customer charge and a variable charge tied to actual usage, in addition to the separate charge for natural gas commodity costs that is recovered through the PGA. The change shifted more of the rate recovery to the monthly charge, reflecting the related fixed costs of providing gas services, and reduced the variable usage-based charge. Thus, gas net income was more evenly distributed during the year and less sensitive to weather.

MGE recovers the cost of natural gas in its gas segment through the purchased gas adjustment clause (PGA). Under the PGA, MGE is able to pass through to its gas customers the cost of gas. Changes in PGA recoveries affect revenues but do not impact net income.

The average retail rate per therm for the year ended December 31, 2015, decreased 12.8% compared to the same period in 2014, reflecting a $28.7 million decrease in natural gas commodity costs (PGA) offset by an $8.2 million increase (comprised of a decrease in variable rate costs offset by an increase in fixed rate charges) related to rate design changes. As noted previously, as a result of the rate design changes, revenues in the first and fourth quarters, when usage is higher, were lower than in past years; and revenues in the second and third quarters, when usage is lower, were higher than in past years.

•

Transportation and other effects. During the year ended December 31, 2015, transportation and other effects increased $1.3 million primarily attributable to a large commercial customer's decision to purchase gas from a third party supplier and to use MGE's facilities for the transport of that gas. The impact to gas income of this shift is not material.

Cost of gas sold

For the year ended December 31, 2015, cost of gas sold decreased by $67.5 million, compared to the same period in the prior year. The volume of gas purchased decreased 26.8%, which resulted in $38.5 million of decreased expense. The cost per therm of natural gas decreased 27.6%, which resulted in $29.0 million of decreased expense.

Gas operating and maintenance expenses

Gas operating and maintenance expenses decreased $1.2 million for the year ended December 31, 2015, compared to the same period in 2014. The following changes contributed to the net change.

(In millions)
Decreased customer service costs	$(1.0)
Decreased customer accounts costs	(0.9)
Increased administrative and general costs	0.7
Total	$(1.2)

For the year ended December 31, 2015, decreased customer service costs are due to lower Focus on Energy payments, Wisconsin's statewide energy efficiency and renewable resource program to promote energy efficiency on customer's premises. Decreased customer accounts costs are due to lower uncollectible accounts receivable. Increased administrative and general costs are primarily due to increased pension and other postretirement benefit costs predominantly driven by a reduction in the discount rate.

Nonregulated Energy Operations - MGE Energy and MGE

For the years ended December 31, 2015 and 2014, net income at the nonregulated energy operations segment was $20.1 million and $19.3 million, respectively. The nonregulated energy operations are conducted through MGE Energy's subsidiaries: MGE Power Elm Road (the Elm Road Units) and MGE Power West Campus (WCCF), which have been formed to own and lease electric generating capacity to assist MGE.

Transmission Investment Operations - MGE Energy and MGE

Transmission investment other income

For the years ended December 31, 2015 and 2014, other income at the transmission investment segment was $7.7 million and $9.2 million, respectively. The transmission investment segment holds our interest in ATC, and its income reflects our equity in the earnings of ATC. See Footnote 4.b. of the Notes to Consolidated Financial Statements and Other Matters below for additional information concerning ATC and summarized financial information regarding ATC.

All Other Operations - MGE Energy and MGE

Other income

The increase in all other income primarily results from a decrease in voluntary contributions.

Consolidated Income Taxes - MGE Energy and MGE

Both MGE Energy's and MGE's effective income tax rate for the years ended December 31, 2015 and 2014, was 36.7% and 37.5%, respectively. The decrease in the effective tax rate is due in part to a higher estimated domestic manufacturing deduction, offset by lower AFUDC equity earnings in 2015.

Noncontrolling Interest, Net of Tax - MGE

The noncontrolling interest, net of tax, reflects the accounting required for MGE Energy's interest in MGE Power Elm Road (the Elm Road Units) and MGE Power West Campus (WCCF). MGE Energy owns 100% of MGE Power Elm Road and MGE Power West Campus; however, due to the contractual agreements for these projects with MGE, the entities are considered VIEs with respect to MGE and their results are consolidated with those of MGE, the primary beneficiary of the VIEs. Also included in noncontrolling interest, net of tax, is MGE Energy's interest in MGE Transco, which holds our investment in ATC. The following table shows MGE Energy's noncontrolling interest, net of tax, reflected on MGE's consolidated statements of income:

	Year Ended December 31,
(In millions)	2015	2014
MGE Power Elm Road	$16.6	$16.2
MGE Power West Campus	$7.3	$7.7
MGE Transco(a)	$2.2	$2.4

(a)

In mid-2016, MGE is no longer expected to be the majority owner of MGE Transco. The change will have no effect on MGE Energy's consolidated financial statements; however, MGE Energy's proportionate share of the equity and net income of MGE Transco will be deconsolidated from MGE's financial statements. See further discussion in Footnote 8 of the Consolidated Financial Statements.

Results of Operations

Year Ended December 31, 2014, Versus the Year Ended December 31, 2013

Electric Utility Operations - MGE Energy and MGE

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the periods indicated:

(In thousands, except cooling degree days)	Revenues			Sales (kWh)
	2014	2013	% Change	2014	2013	% Change
Residential	$132,359	$135,597	(2.4)%	807,265	819,012	(1.4)%
Commercial	210,141	214,033	(1.8)%	1,834,473	1,821,966	0.7%
Industrial	19,163	19,872	(3.6)%	246,267	250,229	(1.6)%
Other-retail/municipal	36,281	39,143	(7.3)%	409,737	423,261	(3.2)%
Total retail	397,944	408,645	(2.6)%	3,297,742	3,314,468	(0.5)%
Sales to the market	2,547	1,134	124.6%	68,727	50,606	35.8%
Other revenues	1,489	1,312	13.5%	-	-	-%
Adjustments to revenues	(7,131)	(7,134)	-%	-	-	-%
Total	$394,849	$403,957	(2.3)%	3,366,469	3,365,074	-%

Cooling degree days (normal 665)				620	709	(12.6)%

Electric operating revenues decreased $9.1 million or 2.3% for the year ended December 31, 2014, due to the following:

(In millions)
Fuel credit	$(6.5)
Other	(2.2)
Volume	(1.8)
Sales to the market	1.4
Total	$(9.1)

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

Under fuel rules, MGE is required to defer electric fuel-related costs that fall outside a 2% cost tolerance band around the amount used in the most recent rate proceeding. Any fuel rules adjustments are reflected in purchased power expense. Any over/under recovery of the deferred costs is determined on an annual basis and adjusted in future billings to customers. During the year ended December 31, 2014, as part of its rate freeze, MGE was allowed to amortize $6.3 million of the 2012 fuel rule credit as a reduction of purchased power costs. In addition, MGE returned $6.5 million on customer bills in October 2014 related to the 2013 fuel rules credit.

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

For the year ended December 31, 2014, decreased administrative and general costs are primarily due to decreased pension and other postretirement benefits costs predominantly driven by an increase in the discount rate, which has the effect of reducing the related costs.

Electric depreciation expense

Electric depreciation expense increased $1.2 million for the year ended December 31, 2014, compared to the same period in the prior year. This increase was a result of Columbia assets going in to service in April and July 2014.

Gas Utility Operations - MGE Energy and MGE

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class during each of the periods indicated:

(In thousands, except HDD and average rate per therm of retail customer)	Revenues			Therms Delivered
	2014	2013	% Change	2014	2013	% Change
Residential	$117,523	$98,578	19.2%	110,422	102,599	7.6%
Commercial/Industrial	100,338	79,344	26.5%	138,151	134,619	2.6%
Total retail	217,861	177,922	22.4%	248,573	237,218	4.8%
Gas transportation	3,373	3,025	11.5%	46,905	37,778	24.2%
Other revenues	486	515	(5.6)%	-	-	-%
Total	$221,720	$181,462	22.2%	295,478	274,996	7.4%
Heating degree days (normal 7,047)				7,887	7,628	3.4%
Average rate per therm of retail customer	$0.876	$0.750	16.8%

Gas revenues increased $40.3 million or 22.2% for the year ended December 31, 2014. These changes are related to the following factors:

(In millions)
Rate/PGA changes	$31.4
Volume	8.5
Transportation and other effects	0.4
Total	$40.3

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

For the year ended December 31, 2014, decreased administrative and general costs are primarily due to decreased pension and other postretirement benefit costs predominantly driven by an increase in the discount rate.

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

Noncontrolling Interest, Net of Tax - MGE

The noncontrolling interest, net of tax, reflects the accounting required for MGE Energy's interest in MGE Power Elm Road (the Elm Road Units) and MGE Power West Campus (WCCF). MGE Energy owns 100% of MGE Power Elm Road and MGE Power West Campus; however, due to the contractual agreements for these projects with MGE, the entities are considered VIEs and their results are consolidated with those of MGE, the primary beneficiary of the VIEs. Also included in noncontrolling interest, net of tax, is MGE Energy's interest in MGE Transco, which holds our investment in ATC. The following table shows MGE Energy's noncontrolling interest, net of tax, reflected on MGE's consolidated statements of income:

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

Cash Flows

The following summarizes cash flows for MGE Energy and MGE during the years ended 2015, 2014, and 2013:

	MGE Energy			MGE
(In thousands)	2015	2014	2013	2015	2014	2013
Cash provided by/(used for):
Operating activities	$141,185	$128,762	$140,267	$148,460	$128,538	$138,684
Investing activities	(73,313)	(96,158)	(121,922)	(72,920)	(95,597)	(120,597)
Financing activities	(52,243)	(35,662)	4,111	(53,342)	(43,187)	(9,629)

Cash Provided by Operating Activities

MGE Energy

MGE Energy's consolidated net cash provided by operating activities is derived mainly from the electric and gas operations of its principal subsidiary, MGE.

2015 vs. 2014

Cash provided by operating activities for the year ended December 31, 2015, was $141.2 million, an increase of $12.4 million when compared to the same period in the prior year.

MGE Energy's net income decreased $9.0 million for the year ended December 31, 2015, when compared to the same period in the prior year.

In 2015, MGE received a $10.0 million refund from the IRS for the 2014 tax year. Excluding the 2015 refund, MGE Energy's federal and state taxes paid increased $4.7 million during the year ended December 31, 2015, when compared to the same period in the prior year. In December 2014, bonus depreciation was extended for the year ended December 31, 2014. Tax payments were made earlier in 2014 before the additional depreciation deduction was known.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $5.0 million in cash provided by operating activities for the year ended December 31, 2015, primarily due to decreased receivables and decreased unbilled revenues, partially offset by increased inventories, decreased accounts payable, and decreased current liabilities. The decrease in current liabilities includes a fuel credit of $2.6 million that customers received on their bill in the period September through December 2015 related to the 2015 fuel savings and $11.4 million of deferred fuel related cost savings to be returned to customers.

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

An increase in pension contribution resulted in an additional $10.4 million in cash used for operating activities for the year ended December 31, 2015, when compared to the same period in the prior year. Pension contributions reflect amounts required by law and discretionary amounts. See Footnote 13 of Notes to Consolidated Financial Statements for further discussion of MGE Energy's pension and other postretirement benefits.

2014 vs. 2013

Cash provided by operating activities for the year ended December 31, 2014, was $128.8 million, a decrease of $11.5 million when compared to the same period in the prior year, primarily related to increased taxes paid.

MGE Energy's net income increased $5.4 million for the year ended December 31, 2014, when compared to the same period in the prior year.

MGE Energy's federal and state taxes paid increased $12.2 million during the year ended December 31, 2014, when compared to the same period in the prior year, primarily due to federal tax payments made in 2014. In December 2014, bonus depreciation was extended for the year ended December 31, 2014. Tax payments were made earlier in 2014 before the additional depreciation deduction was known. In 2013, the NOL from a prior year was fully utilized.

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

MGE

2015 vs. 2014

Cash provided by operating activities for the year ended December 31, 2015, was $148.5 million, an increase of $19.9 million when compared to the same period in the prior year.

Net income decreased $10.5 million for the year ended December 31, 2015, when compared to the same period in the prior year.

In 2015, MGE received a $10.0 million refund from the IRS for the 2014 tax year. Excluding the 2015 refund, MGE's federal and state taxes paid to MGE Energy decreased $3.3 million during the year ended December 31, 2015, when compared to the same period in the prior year. In December 2014, bonus depreciation was extended for the year ended December 31, 2014. Tax payments were made earlier in 2014 before the additional depreciation deduction was known.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $14.0 million in cash provided by operating activities for the year ended December 31, 2015, primarily due to decreased receivables and decreased unbilled revenues, partially offset by increased gas inventories, decreased accounts payable, and decreased other current liabilities. The decrease in current liabilities includes a fuel credit of $2.6 million that customers received on their bill in the period September through December 2015 related to the 2015 fuel savings and $11.4 million of deferred fuel related cost savings to be returned to customers.

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

An increase in pension contribution resulted in an additional $10.4 million in cash used for operating activities for the year ended December 31, 2015, when compared to the same period in the prior year. These contributions reflect amounts required by law and discretionary amounts. See Footnote 13 of Notes to Consolidated Financial Statements for further discussion of MGE's pension and other postretirement benefits.

2014 vs. 2013

Cash provided by operating activities for the year ended December 31, 2014, was $128.5 million, a decrease of $10.1 million when compared to the same period in the prior year, primarily related to increased taxes paid.

Net income increased $5.5 million for the year ended December 31, 2014, when compared to the same period in the prior year.

MGE's federal and state taxes paid increased $13.8 million during the year ended December 31, 2014, when compared to the same period in the prior year, primarily due to federal tax payments made in 2014. In December 2014, bonus depreciation was extended for the year ended December 31, 2014. Tax payments were made earlier in 2014 before the additional depreciation deduction was known. In 2013, the NOL from a prior year was fully utilized.

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

For the year ended December 31, 2013, MGE paid a make-whole premium equal to $6.8 million related to the redemption of $40.0 million of long-term debt.

Capital Requirements and Investing Activities

MGE Energy

2015 vs. 2014

MGE Energy's cash used for investing activities decreased $22.8 million for the year ended December 31, 2015, when compared to the same period in the prior year.

Capital expenditures for the year ended December 31, 2015, were $72.0 million. This amount represents a decrease of $20.6 million from the expenditures made in the same period in the prior year. The decrease primarily reflects $16.2 million of lower expenditures on the Columbia environmental project in 2015 versus 2014 and decreased expenditures in electric and gas distribution assets.

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

MGE

2015 vs. 2014

MGE's cash used for investing activities decreased $22.7 million for the year ended December 31, 2015, when compared to the same period in the prior year.

Capital expenditures for the year ended December 31, 2015, were $72.0 million. This amount represents a decrease of $20.6 million from the expenditures made in the same period in the prior year. The decrease primarily reflects $16.2 million of lower expenditures on the Columbia environmental project in 2015 versus 2014 and decreased expenditures in electric and gas distribution assets.

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

Capital expenditures

The following table shows MGE Energy's actual capital expenditures for both 2015 and 2014, forecasted capital expenditures for 2016, and annual average forecasted capital expenditures for the years 2017 through 2019:

	Actual		Forecasted
(In thousands)				(Annual Average)
For the years ended December 31,	2014	2015	2016	2017-2019
Electric	$68,067	$49,370	$63,070	$68,027
Gas	22,104	18,787	24,690	29,532
Utility plant total	90,171	68,157	87,760	97,559
Nonregulated	2,505	3,873	3,484	3,662
MGE Energy total	$92,676	$72,030	$91,244	$101,221

The forecasted capital expenditures are based upon management's assumptions with respect to future events, including the timing and amount of expenditures associated with compliance with environmental compliance initiatives, load growth, and the timing and adequacy of rate recovery. Actual events may differ materially from those assumptions and result in material changes to those forecasted amounts.

MGE Energy used funds received as dividend payments from MGE Power West Campus and MGE Power Elm Road, internally generated cash, and short-term external financing to meet its 2015 capital requirements and cash obligations, including dividend payments. External financing included short-term financing under existing lines of credit.

Financing Activities

MGE Energy

2015 vs. 2014

Cash used for MGE Energy's financing activities was $52.2 million for the year ended December 31, 2015, compared to $35.7 million of cash used for the year ended December 31, 2014.

For the year ended December 31, 2015, dividends paid were $40.0 million compared to $38.4 million in the prior year. This increase was a result of a higher dividend per share ($1.16 vs. $1.11).

For the year ended December 31, 2015, net short-term debt repayments were $7.0 million. There were no short-term debt repayments for the same period in the prior year.

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

MGE

2015 vs. 2014

During the year ended December 31, 2015, cash used for MGE's financing activities was $53.3 million compared to $43.2 million of cash used for MGE's financing activities in the prior year.

Dividends paid from MGE to MGE Energy were $30.0 million for the year ended December 31, 2015, compared to $26.5 million in the prior year.

Distributions to parent from noncontrolling interest, which represent distributions from MGE Power Elm Road and MGE Power West Campus, were $14.7 million for the year ended December 31, 2015, compared to $21.4 million in the prior year.

For the year ended December 31, 2015, net short-term debt repayments were $7.0 million. There were no short-term debt repayments for the same period in the prior year.

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

Dividend Restrictions

Dividend payments by MGE to MGE Energy are subject to restrictions arising under a PSCW rate order and, to a lesser degree, MGE's first mortgage bonds. The PSCW order restricts any dividends, above the PSCW authorized amount of $43 million, that MGE may pay MGE Energy if its common equity ratio, calculated in the manner used in the rate proceeding, is less than 55%. MGE's thirteen month rolling average common equity ratio at December 31, 2015, is 59.7% as determined under the calculation used in the rate proceeding. MGE was not restricted from paying cash dividends in 2015. Cash dividends of $30.0 million and $26.5 million were paid by MGE to MGE Energy in 2015 and 2014, respectively. The rate proceeding calculation includes as indebtedness imputed amounts for MGE's outstanding purchase power capacity payments and other PSCW adjustments, but does not include the indebtedness associated with MGE Power Elm Road and MGE Power West Campus, which are consolidated into MGE's financial statements but are not direct obligations of MGE.

MGE has covenanted with the holders of its first mortgage bonds not to declare or pay any dividend or make any other distribution on or purchase any shares of its common stock unless, after giving effect thereto, the aggregate amount of all such dividends and distributions and all amounts applied to such purchases, after December 31, 1945, shall not exceed the earned surplus (retained earnings) accumulated subsequent to December 31, 1945. As of December 31, 2015, approximately $353.0 million was available for the payment of dividends under this covenant.

Credit Facilities

At December 31, 2015, MGE Energy and MGE had the following aggregate bank commitments and available capacity under their credit agreements and the indicated amounts of outstanding commercial paper:

Borrower	Aggregate Bank Commitments	Outstanding Commercial Paper	Outstanding Borrowings	Available Capacity	Expiration Date
	(Dollars in millions)
MGE Energy	$50.0	$-	$-	$50.0	June 1, 2020

MGE	$100.0	$-	$-	$100.0	June 1, 2020

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

The agreements require the borrower to maintain a ratio of consolidated debt to consolidated total capitalization not to exceed a maximum of 65%. The ratio calculation excludes assets, liabilities, revenues, and expenses included in MGE's financial statements as a result of the consolidation of VIEs, such as MGE Power Elm Road and MGE Power West Campus. At December 31, 2015, the ratio of consolidated debt to consolidated total capitalization for each of MGE Energy and MGE, as calculated under the credit agreements' covenant, were 36.4% and 36.1%, respectively. See Footnote 10 of Notes to Consolidated Financial Statements for additional information regarding the credit facilities.

Capitalization Ratios

MGE Energy's capitalization ratios were as follows:

MGE Energy
	2015	2014
Common shareholders' equity	63.6%	61.9%
Long-term debt*	36.4%	37.5%
Short-term debt	-%	0.6%
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

Contractual Obligations and Commercial Commitments for MGE Energy and MGE

MGE Energy's and MGE's contractual obligations as of December 31, 2015, representing cash obligations that are considered to be firm commitments, are as follows:

		Payment Due Within:			Due After
(In thousands)	Total	1 Year	2-3 Years	4-5 Years	5 Years
MGE Energy
Long-term debt(a)	$395,508	$4,266	$58,810	$24,212	$308,220
Repurchase-to-maturity transactions - loans(b)	3,671	706	984	922	1,059
Interest expense(c)	277,558	19,394	34,689	31,791	191,684
Operating leases(d)	12,441	1,615	1,956	587	8,283
Purchase obligations(e)	543,850	144,987	159,184	104,715	134,964
Other obligations(f)	23,833	13,138	3,098	1,510	6,087
Total MGE Energy contractual obligations	$1,256,861	$184,106	$258,721	$163,737	$650,297

MGE
Long-term debt(a)	$395,508	$4,266	$58,810	$24,212	$308,220
Repurchase-to-maturity transactions - loans(b)	3,671	706	984	922	1,059
Interest expense(c)	277,558	19,394	34,689	31,791	191,684
Operating leases(d)	12,441	1,615	1,956	587	8,283
Purchase obligations(e)	543,850	144,987	159,184	104,715	134,964
Other obligations(f)	21,516	10,821	3,098	1,510	6,087
Total MGE contractual obligations	$1,254,544	$181,789	$258,721	$163,737	$650,297

(a)

Long-term debt consisting of secured first mortgage bonds, unsecured medium-term notes, Industrial Development Revenue Bonds issued by MGE, and private placement debt issued by MGE, MGE Power Elm Road, and MGE Power West Campus.

(b)

Chattel paper agreements. See Footnote 1.h. of the Notes to Consolidated Financial Statements.

(c)

Amount represents interest expense on long-term debt. See Footnote 9 of the Notes to Consolidated Financial Statements for further discussion of the long-term debt outstanding at December 31, 2015.

(d)

Operating leases. See Footnote 18.b. of the Notes to Consolidated Financial Statements.

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

The above amounts do not include any contributions for MGE's pension and postretirement plans. Voluntary contributions to the qualified plans for 2016 are expected to be $10.0 million, which was paid in January 2016. MGE does not expect to make contributions to the plans for 2017. The contributions for years after 2017 are not yet currently estimated. Due to uncertainties in the future economic performance of plan assets, discount rates, and other key assumptions, estimated contributions are subject to change. MGE may also elect to make additional discretionary contributions.

The above amounts do not include future capital calls by ATC. On January 29, 2016, MGE Transco made a $0.5 million capital contribution to ATC. The amount and timing of future capital calls is uncertain and primarily dependent on the operations and expansion of ATC.

MGE Energy's and MGE's commercial commitments as of December 31, 2015, representing commitments triggered by future events and including financing arrangements to secure obligations of MGE Energy and MGE, are as follows:

		Expiration Within:			Due After
(In thousands)	Total	1 Year	2-3 Years	4-5 Years	5 Years
MGE Energy
Available lines of credit(a)	$150,000	$-	$-	$150,000	$-

MGE
Available lines of credit(b)	$100,000	$-	$-	$100,000	$-

(a)

Amount includes the facility discussed in (b) plus an additional line of credit. MGE Energy has available at any time a $50 million committed revolving credit agreement, expiring in June 2020. At December 31, 2015, MGE Energy had no borrowings outstanding under this credit facility.

(b)

Amount includes two committed revolving credit agreements totaling $100 million expiring in June 2020. These credit facilities are used to support commercial paper issuances. At December 31, 2015, MGE had no borrowings outstanding under these facilities, and MGE had no commercial paper outstanding.

Other Matters

ATC

In 2013, several parties filed a complaint with the FERC seeking to reduce the base return on equity (ROE) used by MISO transmission owners, including ATC, "due to changes in the capital markets." The complaint alleges that the MISO ROE should not exceed 9.15%, the equity components of hypothetical capital structures should be restricted to 50%, and the relevant incentive ROE adders should be discontinued. MISO's base ROE is 12.38% and ATC's base ROE is 12.2%. In December 2015, an administrative law judge issued an initial decision that would reduce the transmission owners' base ROE to 10.32%. That initial decision will be reviewed by FERC and it is anticipated FERC will issue an order on this issue by October 2016. In February 2015, a second complaint was filed with the FERC requesting a reduction in the base ROE used by MISO transmission owners, including ATC, to 8.67%, with a refund effective date retroactive to the filing date of the complaint. An initial decision from the administrative law judge is expected by June 30, 2016.

In January 2015, FERC accepted the transmission owner's request for a 50 basis-point incentive ROE adder for participating in MISO. The adder became effective January 6, 2015, subject to refund, and FERC accepted the transmission owner's request to defer collection of the adder pending the outcome of the first ROE complaint proceeding.

Any change to ATC's ROE could result in lower equity earnings and distributions from ATC in the future. Our share of ATC's earnings for 2015 reflects a charge recorded by ATC for this matter representing its estimate of its potential refund liability for the period of November 2013 through December 2015. We derived approximately 6.4% and 6.7% of our net income for the years ended December 31, 2015 and 2014, respectively, from our investment in ATC.

Rate Matters

In July 2015, the PSCW approved MGE's request to extend the current accounting treatment for transmission related costs through 2016, conditioned upon MGE not filing a base rate case for 2016. This accounting treatment will allow MGE to reflect any differential between costs reflected in rates and actual costs incurred in its next rate case filing.

Annual Fuel Proceeding

In August 2015, the PSCW approved a $0.00256/kWh fuel credit to begin on September 1, 2015, and continue throughout 2016. The fuel credit established a mechanism to return fuel savings to electric customers as a bill credit. MGE returned $2.6 million of electric fuel-related savings in customer bill credits during the period from September 1, 2015, through December 31, 2015. As of December 31, 2015, MGE has deferred $9.5 million of 2015 electric fuel-related savings that are outside the range authorized by the PSCW. These costs are subject to PSCW's annual review, expected to be completed in 2016.

In January 2016, the PSCW lowered MGE's 2016 fuel rules monitored costs by $14.8 million as a result of continued lower projected fuel costs in 2016. The PSCW will address the return of the 2016 fuel savings to customers as an update to the fuel credit or through another approved mechanism. The return of the fuel savings for 2016 will be addressed during the PSCW's annual review during 2016 of 2015 fuel costs. MGE will defer these fuel savings until a final determination is made by the PSCW.

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

•

Assumed return on assets. This assumption represents the rate of return on plan assets reflecting the average rate of earnings expected on the funds invested (or to be invested) to provide for the benefits included in the projected benefit obligation. For 2015, MGE used an assumed return on assets of 7.80% for pension and 7.06% for other postretirement benefits. In 2016, the pension asset assumption will decrease from 7.80% to 7.65%. MGE will decrease the postretirement benefit assumption from 7.06% to 6.97% in 2016. The annual expected rate of return is based on projected long-term equity and bond returns, maturities and asset allocations. Holding other assumptions constant, for every 1% reduction in the expected rate of return on plan assets, annual pension and other postretirement cost would increase by approximately $3.3 million, before taxes.

•

Discount rate. The discount rate represents the rate at which pension obligations could effectively be settled on a present-value basis. MGE uses high-grade bond yields as a benchmark for determining the appropriate discount rate. At December 31, 2015, MGE refined its methodology for using discount rates to measure the components of net periodic benefit cost. The refined methodology uses individual spot rates, instead of a weighted average of the yield curve spot rates, for measuring the service cost and interest cost components. The change in methodology does not alter the measurement of the related benefit obligation as of December 31, 2015. Holding other assumptions constant, a 0.5% reduction in the discount rate on the obligation balance at December 31, 2015, would increase annual pension and other postretirement cost by approximately $2.8 million, before taxes.

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

Additionally, in determining our current income tax provision, we assess temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded in our balance sheets. When we maintain deferred tax assets, we assess the likelihood that these assets will be recovered through adjustments to future taxable income. To the extent we believe recovery is not more likely than not, we establish a valuation allowance. We record an allowance reducing the asset to a value we believe will be recoverable based on our expectation of future taxable income. We believe the accounting estimate related to the valuation allowance is a critical accounting estimate because it is highly susceptible to change from period to period as it requires management to make assumptions about our future income over the lives of the deferred tax assets, and the impact of increasing or decreasing the valuation allowance is potentially material to our results of operations.

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

Accounting for Derivative Instruments

MGE accounts for derivative financial instruments, except those qualifying for the normal purchase normal sale exception, at their fair value on the balance sheet. Fair value is determined using current quoted market prices, except for the PPA which is valued utilizing an internally-developed pricing model. This model includes observable and unobservable inputs.

MGE received approval from the PSCW to establish a regulatory asset or liability for the deferral of the effects of mark-to-market accounting on contracts related to commodity hedging in MGE's regulated operations.

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

Adoption of Accounting Principles and Recently Issued Accounting Pronouncements - MGE Energy and MGE

See Footnote 20 of the Notes to Consolidated Financial Statements for discussion of new accounting pronouncements.

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

MGE's electric fuel costs are subject to fuel rules established by the PSCW. The fuel rules require the PSCW and Wisconsin utilities to defer electric fuel-related costs that fall outside a symmetrical cost tolerance band. Any over/under recovery of the actual costs is determined on an annual basis and is adjusted in future billings to electric retail customers. Under the electric fuel rules, MGE is required to defer the benefit of lower costs if the actual electric fuel costs fall outside the lower end of the range and is required to defer costs, less any excess revenues, if the actual electric fuel costs exceed the upper end of the range. Excess revenues are defined as revenues in the year in question that provide MGE with a greater return on common equity than authorized by the PSCW in MGE's latest rate order. The range is defined by the PSCW and has been modified throughout the years based on market conditions and other relevant factors. Currently, MGE is subject to a plus or minus 2% range. MGE assumes the risks and benefits of variances that are within the cost tolerance band. For 2016, fuel and purchased power costs included in MGE's base fuel rates are $108.2 million. See Footnote 17 of the Notes to Consolidated Financial Statements for additional information.

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

MGE has financial gas and electric commodity contracts to hedge commodity price risk in the gas and electric segments. These contracts are primarily comprised of exchange-traded option and future contracts. MGE also holds FTRs, which are used to hedge the risk of increased transmission congestion charges. At December 31, 2015, the cost basis of these instruments exceeded their fair value by $0.8 million. Under the PGA clause and electric fuel rules, MGE may include in the costs of fuel (natural gas or power) the costs and benefits of the aforementioned fuel price risk management tools. Because these costs/benefits are recoverable, the related unrealized loss/gain has been deferred on the consolidated balance sheets as a regulatory asset/liability.

MGE has also entered into a purchased power agreement that provides MGE with firm capacity and energy that began on June 1, 2012, and ends on May 31, 2022 (the "base term"). The agreement also allows MGE an option to extend the contract after the base term. The agreement is considered a derivative contract and is recognized at its fair value on the consolidated balance sheet. However, the derivative qualifies for regulatory deferral and is recognized with a corresponding regulatory asset or liability depending on whether the fair value is in a loss or gain position. The fair value of the contract at December 31, 2015, reflects a loss position of $53.3 million.

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

Equity Price Risk - Pension-Related Assets

MGE currently funds its liabilities related to employee benefits through trust funds. These funds, which include investments in debt and equity securities, are managed by various investment managers. Changes in market value of these investments can have an impact on the future expenses related to these liabilities. Holding other assumptions constant, for every 1% reduction in the expected rate of return on plan assets, annual pension and other postretirement cost would increase by approximately $3.3 million, before taxes. MGE's risk of expense and annuity payments, as a result of changes in the market value of the trust funds, is mitigated in part through future rate actions by the PSCW. The value of employee benefit plans trusts' assets have increased in value by approximately 1.39% and 8.04% during the years ended December 31, 2015 and 2014, respectively.

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

Additionally, if a counterparty were to default and MGE were to liquidate all contracts with that entity, MGE's credit loss would include the loss in value of mark-to-market contracts; the amount owed for settled transactions; and additional payments, if any, to settle unrealized losses on accrual contracts. As of December 31, 2015, no counterparties have defaulted.

MGE is obligated to provide service to all electric and gas customers within its respective franchised territories. MGE's franchised electric territory includes a 316 square-mile area in Dane County, Wisconsin, and MGE's franchised gas territory includes a service area covering 1,682 square miles in Wisconsin. Based on results for the year ended December 31, 2015, no one customer constituted more than 10% of total operating revenues for MGE Energy and MGE. Credit risk for electric and gas is managed by MGE's credit and collection policies, which are consistent with state regulatory requirements.

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

Item 8. Financial Statements and Supplementary Data.

MGE Energy

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in the Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of MGE Energy's internal control over financial reporting as of December 31, 2015, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

February 25, 2016

MGE

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in the Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

February 25, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of MGE Energy, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of MGE Energy, Inc. and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

February 25, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Madison Gas and Electric Company:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Madison Gas and Electric Company and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

February 25, 2016

MGE Energy, Inc.

Consolidated Statements of Income

(In thousands, except per share amounts)

	For the Years Ended December 31,
	2015	2014	2013
Operating Revenues:
Regulated electric revenues	$412,528	$394,849	$403,957
Regulated gas revenues	143,737	221,720	181,462
Nonregulated revenues	7,763	3,283	5,468
Total Operating Revenues	564,028	619,852	590,887

Operating Expenses:
Fuel for electric generation	53,858	42,828	46,062
Purchased power	81,224	73,232	80,830
Cost of gas sold	76,109	143,644	107,315
Other operations and maintenance	164,478	161,703	171,248
Depreciation and amortization	44,225	40,695	38,838
Other general taxes	19,879	19,652	18,607
Total Operating Expenses	439,773	481,754	462,900
Operating Income	124,255	138,098	127,987

Other income, net	8,613	10,079	10,701
Interest expense, net	(20,162)	(19,673)	(18,924)
Income before income taxes	112,706	128,504	119,764
Income tax provision	(41,363)	(48,185)	(44,859)
Net Income	$71,343	$80,319	$74,905

Earnings Per Share of Common Stock
(basic and diluted)	$2.06	$2.32	$2.16

Dividends per share of common stock	$1.16	$1.11	$1.07

Weighted Average Shares Outstanding
(basic and diluted)	34,668	34,668	34,668

The accompanying notes are an integral part of the above consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Comprehensive Income

(In thousands)

	For the Years Ended December 31,
	2015	2014	2013
Net Income	$71,343	$80,319	$74,905
Other comprehensive income, net of tax:
Unrealized (loss) gain on available-for-sale securities, net of
tax ($67, ($54), and ($189))	(101)	81	283
Comprehensive Income	$71,242	$80,400	$75,188

The accompanying notes are an integral part of the above consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	For the Years Ended December 31,
	2015	2014	2013
Operating Activities:
Net income	$71,343	$80,319	$74,905
Items not affecting cash:
Depreciation and amortization	44,225	40,695	38,838
Deferred income taxes	21,927	49,884	38,365
Provision for doubtful receivables	596	1,898	2,448
Employee benefit plan expenses	3,333	(1,080)	13,303
Equity earnings in ATC	(7,728)	(9,150)	(9,434)
Other items	721	729	117
Changes in working capital items:
Trade and other receivables	4,508	2,115	(3,827)
Inventories	(2,646)	(10,399)	2,488
Unbilled revenues	6,254	720	(3,720)
Prepaid taxes	3,658	(19,804)	414
Other current assets	978	(5,693)	2,514
Accounts payable	(3,499)	2,756	858
Other current liabilities	(597)	(4,195)	6,271
Dividend income from ATC	6,645	7,740	7,404
Cash contributions to pension and other postretirement plans	(13,676)	(3,321)	(34,765)
Debt make-whole premium	-	-	(6,757)
Other noncurrent items, net	5,143	(4,452)	10,845
Cash Provided by Operating Activities	141,185	128,762	140,267
Investing Activities:
Capital expenditures	(72,030)	(92,676)	(119,047)
Capital contributions to investments	(1,053)	(2,185)	(1,660)
Purchase of investment - land	-	-	(10)
Other	(230)	(1,297)	(1,205)
Cash Used for Investing Activities	(73,313)	(96,158)	(121,922)
Financing Activities:
Cash dividends paid on common stock	(40,043)	(38,429)	(37,107)
Repayment of long-term debt	(4,182)	(4,103)	(43,012)
Issuance of long-term debt	-	-	85,000
(Decrease) increase in short-term debt	(7,000)	7,000	-
Other	(1,018)	(130)	(770)
Cash (Used for) Provided by Financing Activities	(52,243)	(35,662)	4,111
Change in cash and cash equivalents:	15,629	(3,058)	22,456
Cash and cash equivalents at beginning of period	65,755	68,813	46,357
Cash and cash equivalents at end of period	$81,384	$65,755	$68,813
Supplemental Disclosures of Cash Flow Information:
Interest paid	$19,636	$20,478	$17,991
Income taxes paid	$23,800	$19,579	$8,046
Income taxes received	$(10,130)	$(644)	$(1,339)
Significant noncash investing activities:
Accrued capital expenditures	$3,963	$1,569	$9,892

The accompanying notes are an integral part of the above consolidated financial statements.

MGE Energy, Inc.

Consolidated Balance Sheets

(In thousands)

	At December 31,
ASSETS	2015	2014
Current Assets:
Cash and cash equivalents	$81,384	$65,755
Accounts receivable, less reserves of $3,052 and $4,329, respectively	37,112	41,614
Other accounts receivable, less reserves of $642 and $420, respectively	7,477	7,610
Unbilled revenues	25,008	31,262
Materials and supplies, at average cost	19,155	17,121
Fossil fuel	13,110	8,098
Stored natural gas, at average cost	16,145	21,036
Prepaid taxes	35,252	38,910
Regulatory assets - current	9,538	8,360
Other current assets	10,570	10,711
Total Current Assets	254,751	250,477
Other long-term receivables	5,045	2,181
Regulatory assets	148,199	156,823
Other deferred assets and other	5,602	4,837
Property, Plant, and Equipment:
Property, plant, and equipment, net	1,217,094	1,189,077
Construction work in progress	26,351	19,029
Total Property, Plant, and Equipment	1,243,445	1,208,106
Investments	73,631	71,760
Total Assets	$1,730,673	$1,694,184

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$4,266	$4,182
Short-term debt	-	7,000
Accounts payable	40,830	41,655
Accrued interest and taxes	5,067	5,086
Accrued payroll related items	11,215	11,241
Regulatory liabilities - current	9,515	-
Derivative liabilities	8,343	6,901
Other current liabilities	4,910	13,931
Total Current Liabilities	84,146	89,996
Other Credits:
Deferred income taxes	360,785	338,563
Investment tax credit - deferred	1,050	1,223
Regulatory liabilities	20,785	22,715
Accrued pension and other postretirement benefits	75,680	90,201
Derivative liabilities	44,935	46,560
Other deferred liabilities and other	61,820	50,269
Total Other Credits	565,055	549,531
Capitalization:
Common shareholders' equity:
Common Stock - $1 par value - 75,000 shares authorized;
34,668 shares issued and outstanding	34,668	34,668
Additional paid-in capital	316,268	316,268
Retained earnings	339,165	308,007
Accumulated other comprehensive income, net of tax	357	458
Total Common Shareholders' Equity	690,458	659,401
Long-term debt	391,014	395,256
Total Capitalization	1,081,472	1,054,657
Commitments and contingencies (see Footnote 18)	-	-
Total Liabilities and Capitalization	$1,730,673	$1,694,184

The accompanying notes are an integral part of the above consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Common Equity

(In thousands, except per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	(Loss)/Income	Total
2013
Beginning balance - December 31, 2012	34,668	$34,668	$316,268	$228,399	$94	$579,429
Net income				74,905		74,905
Other comprehensive income					283	283
Common stock dividends declared
($1.07 per share)				(37,107)		(37,107)
Ending balance - December 31, 2013	34,668	$34,668	$316,268	$266,197	$377	$617,510

2014
Net income				80,319		80,319
Other comprehensive income					81	81
Common stock dividends declared
($1.11 per share)				(38,429)		(38,429)
Cash in lieu of fractional shares related to stock split				(80)		(80)
Ending balance - December 31, 2014	34,668	$34,668	$316,268	$308,007	$458	$659,401

2015
Beginning balance - January 1, 2015	34,668	$34,668	$316,268	$308,007	$458	$659,401
Cumulative effect of new accounting
principle (see Footnote 1)				(142)		(142)
Beginning balance - Adjusted				307,865		659,259
Net income				71,343		71,343
Other comprehensive loss					(101)	(101)
Common stock dividends declared
($1.16 per share)				(40,043)		(40,043)
Ending balance - December 31, 2015	34,668	$34,668	$316,268	$339,165	$357	$690,458

The accompanying notes are an integral part of the above consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Income

(In thousands)

	For the Years Ended December 31,
	2015	2014	2013
Operating Revenues:
Regulated electric revenues	$412,550	$394,871	$403,980
Regulated gas revenues	143,752	221,741	181,477
Nonregulated revenues	7,763	3,283	5,468
Total Operating Revenues	564,065	619,895	590,925

Operating Expenses:
Fuel for electric generation	53,866	42,836	46,070
Purchased power	81,237	73,245	80,844
Cost of gas sold	76,124	143,665	107,330
Other operations and maintenance	163,622	160,831	170,498
Depreciation and amortization	44,178	40,648	38,834
Other general taxes	19,879	19,652	18,607
Income tax provision	38,159	45,090	41,519
Total Operating Expenses	477,065	525,967	503,702
Operating Income	87,000	93,928	87,223

Other Income and Deductions:
AFUDC - equity funds	712	3,466	3,140
Equity in earnings in ATC	7,728	9,150	9,434
Income tax provision	(3,247)	(4,055)	(4,303)
Other deductions, net	(345)	(704)	(18)
Total Other Income and Deductions	4,848	7,857	8,253
Income before interest expense	91,848	101,785	95,476

Interest Expense:
Interest on long-term debt	20,520	20,927	20,087
Other interest, net	94	62	(21)
AFUDC - borrowed funds	(231)	(1,142)	(1,035)
Net Interest Expense	20,383	19,847	19,031
Net Income	$71,465	$81,938	$76,445
Less Net Income Attributable to Noncontrolling Interest, net of tax	(26,097)	(26,310)	(27,438)
Net Income Attributable to MGE	$45,368	$55,628	$49,007

The accompanying notes are an integral part of the above consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Comprehensive Income

(In thousands)

	For the Years Ended December 31,
	2015	2014	2013
Net Income	$71,465	$81,938	$76,445
Other comprehensive income, net of tax:
Unrealized (loss) gain on available-for-sale securities, net of
tax ($81, $33, and ($126))	(121)	(48)	188
Comprehensive Income	$71,344	$81,890	$76,633
Less: Comprehensive Income Attributable to Noncontrolling
Interest, net of tax	(26,097)	(26,310)	(27,438)
Comprehensive Income Attributable to MGE	$45,247	$55,580	$49,195

The accompanying notes are an integral part of the above consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Cash Flows

(In thousands)

	For the Years Ended December 31,
	2015	2014	2013
Operating Activities:
Net income	$71,465	$81,938	$76,445
Items not affecting cash:
Depreciation and amortization	44,178	40,648	38,834
Deferred income taxes	18,843	49,603	37,462
Provision for doubtful receivables	596	1,898	2,448
Employee benefit plan expenses	3,333	(1,080)	13,303
Equity earnings in ATC	(7,728)	(9,150)	(9,434)
Other items	1,223	1,280	651
Changes in working capital items:
Trade and other receivables	11,079	(4,455)	(3,699)
Inventories	(2,647)	(10,398)	2,488
Unbilled revenues	6,254	720	(3,720)
Prepaid taxes	4,824	(15,169)	(373)
Other current assets	976	(5,693)	2,518
Accounts payable	(3,587)	2,741	126
Accrued interest and taxes	(18)	(1,001)	2,065
Other current liabilities	1,885	(3,144)	2,975
Dividend income from ATC	6,645	7,740	7,404
Cash contributions to pension and other postretirement plans	(13,677)	(3,321)	(34,765)
Debt make-whole premium	-	-	(6,757)
Other noncurrent items, net	4,816	(4,619)	10,713
Cash Provided by Operating Activities	148,460	128,538	138,684
Investing Activities:
Capital expenditures	(72,030)	(92,676)	(119,047)
Capital contributions to investments	(710)	(1,775)	(1,420)
Other	(180)	(1,146)	(130)
Cash Used for Investing Activities	(72,920)	(95,597)	(120,597)
Financing Activities:
Cash dividends paid to parent by MGE	(30,000)	(26,500)	(25,000)
Distributions to parent from noncontrolling interest	(14,708)	(21,359)	(27,365)
Equity contribution received by noncontrolling interest	3,230	1,775	1,420
Repayment of long-term debt	(4,182)	(4,103)	(43,012)
Issuance of long-term debt	-	-	85,000
(Decrease) increase in short-term debt	(7,000)	7,000	-
Other	(682)	-	(672)
Cash Used for Financing Activities	(53,342)	(43,187)	(9,629)
Change in cash and cash equivalents:	22,198	(10,246)	8,458
Cash and cash equivalents at beginning of period	4,562	14,808	6,350
Cash and cash equivalents at end of period	$26,760	$4,562	$14,808
Supplemental disclosures of cash flow information:
Interest paid	$19,636	$20,478	$17,991
Income taxes paid	$29	$67	$144
Income taxes received	$-	$(644)	$-
Significant noncash investing activities:
Accrued capital expenditures	$3,963	$1,569	$9,892

The accompanying notes are an integral part of the above consolidated financial statements.

Madison Gas and Electric Company

Consolidated Balance Sheets

(In thousands)

	At December 31,
ASSETS	2015	2014
Current Assets:
Cash and cash equivalents	$26,760	$4,562
Accounts receivable, less reserves of $3,052 and $4,329, respectively	37,112	41,614
Affiliate receivables	542	7,112
Other accounts receivable, less reserves of $642 and $420, respectively	7,390	7,524
Unbilled revenues	25,008	31,262
Materials and supplies, at average cost	19,155	17,121
Fossil fuel	13,110	8,098
Stored natural gas, at average cost	16,145	21,035
Prepaid taxes	34,279	39,103
Regulatory assets - current	9,538	8,360
Other current assets	10,544	10,683
Total Current Assets	199,583	196,474
Affiliate receivable long-term	4,766	5,295
Regulatory assets	148,199	156,823
Other deferred assets and other	8,486	4,977
Property, Plant, and Equipment:
Property, plant, and equipment, net	1,216,415	1,188,351
Construction work in progress	26,351	19,029
Total Property, Plant, and Equipment	1,242,766	1,207,380
Investments	69,984	68,402
Total Assets	$1,673,784	$1,639,351

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$4,266	$4,182
Short-term debt	-	7,000
Accounts payable	40,742	41,654
Accrued interest and taxes	5,021	5,039
Accrued payroll related items	11,215	11,241
Regulatory liabilities - current	9,515	-
Derivative liabilities	8,343	6,901
Other current liabilities	4,791	11,350
Total Current Liabilities	83,893	87,367
Other Credits:
Deferred income taxes	352,626	333,502
Investment tax credit - deferred	1,050	1,223
Regulatory liabilities	20,785	22,715
Accrued pension and other postretirement benefits	75,680	90,201
Derivative liabilities	44,935	46,560
Other deferred liabilities and other	61,817	50,267
Total Other Credits	556,893	544,468
Capitalization:
Common shareholder's equity:
Common Stock - $1 par value - 50,000 shares authorized; 17,348 shares outstanding	17,348	17,348
Additional paid-in capital	192,417	192,417
Retained earnings	291,888	276,662
Accumulated other comprehensive income, net of tax	23	144
Total Common Shareholder's Equity	501,676	486,571
Noncontrolling interest	140,308	125,689
Total Equity	641,984	612,260
Long-term debt	391,014	395,256
Total Capitalization	1,032,998	1,007,516
Commitments and contingencies (see Footnote 18)	-	-
Total Liabilities and Capitalization	$1,673,784	$1,639,351

The accompanying notes are an integral part of the above consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Common Equity

(In thousands)

					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling
	Shares	Value	Capital	Earnings	(Loss)/Income	Interest	Total
2013
Beginning balance - December 31, 2012	17,348	$17,348	$192,417	$223,527	$4	$117,470	$550,766
Net income				49,007		27,438	76,445
Other comprehensive income					188		188
Cash dividends paid to parent by MGE				(25,000)			(25,000)
Equity contribution received by
noncontrolling interest						1,420	1,420
Distributions to parent from
noncontrolling interest						(27,365)	(27,365)
Ending balance - December 31, 2013	17,348	$17,348	$192,417	$247,534	$192	$118,963	$576,454

2014
Net income				55,628		26,310	81,938
Other comprehensive loss					(48)		(48)
Cash dividends paid to parent by MGE				(26,500)			(26,500)
Equity contribution received by
noncontrolling interest						1,775	1,775
Distributions to parent from
noncontrolling interest						(21,359)	(21,359)
Ending balance - December 31, 2014	17,348	$17,348	$192,417	$276,662	$144	$125,689	$612,260

2015
Beginning balance - January 1, 2015	17,348	$17,348	$192,417	$276,662	$144	$125,689	$612,260
Cumulative effect of new accounting
principle (see Footnote 1)				(142)			(142)
Beginning balance - Adjusted				276,520			612,118
Net income				45,368		26,097	71,465
Other comprehensive loss					(121)		(121)
Cash dividends paid to parent by MGE				(30,000)			(30,000)
Equity contribution received by
noncontrolling interest						3,230	3,230
Distributions to parent from
noncontrolling interest						(14,708)	(14,708)
Ending balance - December 31, 2015	17,348	$17,348	$192,417	$291,888	$23	$140,308	$641,984

The accompanying notes are an integral part of the above consolidated financial statements.

Notes to Consolidated Financial Statements

December 31, 2015, 2014, and 2013

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

Wholly owned subsidiaries of MGE Energy include CWDC, MAGAEL, MGE Power, MGE State Energy Services, MGE Services, and NGV Fueling Services. MGE Power owns 100% of MGE Power Elm Road and MGE Power West Campus. MGE Power and its subsidiaries are part of MGE Energy's nonregulated energy operations, which were formed to own and lease electric generation projects to assist MGE.

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

MGE has certain cash accounts that are restricted to uses other than current operations and designated for a specific purpose. MGE's restricted cash accounts include cash held by trustees for certain employee benefits. These are included in "Other current assets" on the consolidated balance sheets.

e.

Receivable – Margin Account - MGE Energy and MGE.

Cash amounts held by counterparties as margin for certain financial transactions are recorded as receivable – margin account in "Other current assets" on the consolidated balance sheets. As of December 31, 2015 and 2014, the receivable – margin account balance of $2.3 million and $2.2 million, respectively, is shown net of any collateral posted against derivative positions. As of December 31, 2015 and 2014, there was $1.0 million and $2.2 million, respectively, of collateral posted against derivative positions. Changes in this cash account are considered cash flows from operating activities to match with the costs being hedged. The costs being hedged are fuel for electric generation, purchased power, and cost of gas sold.

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

g.

Inventories - MGE Energy and MGE.

Inventories consist of natural gas in storage, fossil fuels, materials and supplies, and renewable energy credits (RECs). MGE values natural gas in storage, fossil fuels, and materials and supplies using average cost.

REC allowances are included in "Materials and supplies" on the consolidated balance sheets and are recorded based on specific identification. These allowances are charged to purchase power expense as they are used in operations. MGE's REC allowance balances as of December 31, 2015 and 2014, were $0.3 million and $0.8 million, respectively.

h.

Chattel Paper Agreements - MGE Energy and MGE.

MGE makes available to qualifying customers a financing program for the purchase and installation of energy-related equipment that will provide more efficient use of utility service at the customer's property. The energy-related equipment installed at the customer sites is used to secure the customer loans. MGE is a party to a chattel paper purchase agreement with a financial institution under which it can sell or finance an undivided interest with recourse, in up to $10.0 million of the financing program receivables, until July 31, 2016. The length of the MGE guarantee to the financial institution varies from one to ten years depending on the term of the underlying customer loan. The loan balances outstanding at December 31, 2015, approximate the fair value of the energy-related equipment acting as collateral. MGE accounts for these agreements as secured borrowings.

Prior to the Transfers and Servicing Asset authoritative accounting guidance that became effective in 2015, these agreements were treated as off-balance sheet arrangements. Beginning January 1, 2015, these agreements are included as assets and liabilities in the consolidated balance sheets. As of December 31, 2015, assets ("Other accounts receivable" and "Other deferred assets") and liabilities ("Accounts payable" and "Other deferred liabilities") increased approximately $3.7 million as a cumulative result of the guidance. In addition, the cumulative effect of this guidance resulted in a $0.1 million reduction in retained earnings.

As of December 31, 2015, the remaining contractual maturities of the chattel paper agreements were as follows:

(In thousands)	2016	2017	2018	2019	2020	Thereafter
Repurchase-to-Maturity Transactions:
Loans	$706	$476	$508	$477	$445	$1,059

i.

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

Provisions at composite straight-line depreciation rates approximate the following percentages for the cost of depreciable property:

	2015	2014	2013
Electric	2.6%	2.6%	2.7%
Gas	1.7%	1.7%	1.7%
Nonregulated	2.4%	2.4%	2.3%

l.

Asset Retirement Obligations - MGE Energy and MGE.

MGE Energy and MGE are required to record a liability for the fair value of an ARO to be recognized in the period in which it is incurred if it can be reasonably estimated. The offsetting associated asset retirement costs are capitalized as a long-lived asset and depreciated over the asset's useful life. The expected present value technique used to calculate the fair value of ARO liabilities includes assumptions about costs, probabilities, settlement dates, interest accretion, and inflation. Revisions to the assumptions, including the timing or amount of expected asset retirement costs, could result in increases or decreases to the AROs. All asset retirement obligations are recorded as "Other long-term liabilities" on our consolidated balance sheets. MGE has regulatory treatment and recognizes regulatory assets or liabilities for the timing differences between when we recover legal AROs in rates and when we would recognize these costs. See Footnote 19 for further information.

m.

Repairs and Maintenance Expense - MGE Energy and MGE.

MGE utilizes the direct expensing method for planned major maintenance projects. Under this method, MGE expenses all costs associated with major planned maintenance activities as incurred.

n.

Purchased Gas Adjustment Clause - MGE Energy and MGE.

MGE's natural gas rates are subject to a fuel adjustment clause designed to recover or refund the difference between the actual cost of purchased gas and the amount included in rates. Differences between the amounts billed to customers and the actual costs recoverable are deferred and recovered or refunded in future periods by means of prospective monthly adjustments to rates. At December 31, 2015 and 2014, MGE had over collected $0.8 million and $1.2 million, respectively. These amounts are included in "Other current liabilities" on the consolidated balance sheets.

o.

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

p.

Utility Cost Recovery - MGE Energy and MGE.

MGE's rates include a provision for fuel costs. The PSCW allows Wisconsin utilities to defer electric fuel-related costs, less excess revenues, that fall outside a symmetrical cost tolerance band. Any over/under recovery of the actual costs is determined on an annual basis and will be adjusted in future billings to electric retail customers. Such deferred amounts will be recognized in "Purchased power" expense in MGE Energy's and MGE's consolidated income statements each period. The cumulative effects of these deferred amounts will be recorded in "Regulatory assets" or "Regulatory liabilities" on MGE Energy's and MGE's consolidated balance sheets until they are reflected in future billings to customers. See Footnote 17.b. for further information regarding the regulatory rules applicable to the recovery of electric fuel costs.

q.

Allowance for Funds Used During Construction - MGE Energy and MGE.

Allowance for funds used during construction is included in utility plant accounts and represents the cost of borrowed funds used during plant construction and a return on shareholder's capital used for construction purposes. In the consolidated income statements, the cost of borrowed funds (AFUDC-debt) is presented as an offset to "Interest expense" and the return on shareholder's capital (AFUDC-equity funds) is shown as an item within "Other income." For 2015, as approved by the PSCW, MGE capitalized AFUDC-debt and equity on 50% of applicable average construction work in progress at 7.93%. For both 2014 and 2013, MGE capitalized AFUDC-debt and equity on 50% of applicable average construction work in progress at 8.21%. For 2015 and 2014, MGE received specific approval to recover 100% AFUDC on certain environmental costs for Columbia and 50% in 2013. Although the allowance does not represent current cash income, it is recovered under the ratemaking process over the service lives of the related properties.

r.

Investments - MGE Energy and MGE.

Investments in limited liability companies that have specific ownership accounts in which MGE Energy or MGE's ownership interest is more than minor and are considered to have significant influence are accounted for using the equity method. All other investments are carried at fair value or at cost, as appropriate. See Footnote 4 for further information.

s.

Capitalized Software Costs - MGE Energy and MGE.

Property, plant, and equipment includes the net book value of capitalized costs of internal use software totaling $12.0 million and $8.4 million at December 31, 2015 and 2014, respectively. During 2015, 2014, and 2013, MGE recorded $2.2 million, $1.6 million, and $1.5 million, respectively, of amortization expense related to these costs. These costs are amortized on a straight-line basis over the estimated useful lives of the assets. For internal use software, the useful lives range from five to ten years.

t.

Impairment of Long-Lived Assets - MGE Energy and MGE.

MGE reviews plant and equipment and other property for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. MGE's policy for determining when long-lived assets are impaired is to recognize an impairment loss if the sum of the expected future cash flows (undiscounted and without interest charges) from an asset are less than the carrying amount of that asset. If an impairment loss is recognized, the amount that will be recorded will be measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. There is no impairment of long-lived assets at December 31, 2015, 2014, and 2013.

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

Excise taxes

MGE Energy, through its utility operations, pays a state license fee tax in lieu of property taxes on property used in utility operations. License fee tax is calculated as a percentage of adjusted operating revenues of the prior year. The electric tax rate is 3.19% for retail sales and 1.59% for sales of electricity for resale by the purchaser. The tax rate on sales of natural gas is 0.97%. The tax is required to be estimated and prepaid in the year prior to its computation and expensing. License fee tax expense, included in "Other general taxes," was $14.7 million, $14.6 million, and $13.8 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Operating income taxes, including tax credits and license fee tax, are included in rates for utility related items.

v.

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

2.

Variable Interest Entities - MGE Energy and MGE.

a.

MGE Power Elm Road.

MGE Power Elm Road is not a subsidiary of MGE; however, it has been consolidated in the financial statements of MGE. MGE Power Elm Road was created for the purpose of owning new generating assets. Its sole principal assets are an undivided ownership interest in two coal-fired generating plants located in Oak Creek, Wisconsin, which it leases to MGE pursuant to long-term leases. Based on the nature and terms of the contractual agreements, MGE is expected to absorb a majority of the expected losses, residual value, or both, associated with the ownership of MGE Power Elm Road and therefore holds a variable interest in MGE Power Elm Road, even though it has no equity interest in MGE Power Elm Road. MGE Energy and MGE consolidate VIEs for which they are the primary beneficiary. MGE has the power to direct the activities that most significantly impact the Elm Road Units' economic performance and is also the party most closely associated with MGE Power Elm Road. As a result, MGE is the primary beneficiary. At December 31, MGE has included the following significant accounts on its consolidated balance sheets related to its interest in this VIE:

(In thousands)	2015	2014
Property, plant, and equipment, net	$177,904	$179,620
Construction work in progress	2,400	1,976
Affiliate receivables	-	1,742
Deferred income taxes	40,865	40,044
Long-term debt	65,305	67,972
Noncontrolling interest	79,113	72,537

Long-term debt consists of $65.3 million of senior secured notes that require that MGE Power Elm Road maintain a projected and actual debt service coverage ratio at the end of any calendar quarter of not less than 1.25 to 1.00 for the trailing 12-month period. The debt is secured by a collateral assignment of lease payments that MGE is making to MGE Power Elm Road for use of the Elm Road Units pursuant to the related long-term leases. As of December 31, 2015, MGE Power Elm Road is in compliance with the covenant requirements.

MGE has been and will continue to recover in rates the lease payments made to MGE Power Elm Road. MGE received approval from the PSCW to collect in rates the carrying costs incurred by MGE Power Elm Road. The total carrying costs on the Elm Road Units is $62.5 million. MGE is collecting carrying costs in rates over a six year period that began in 2010. Of these costs, $17.0 million relates to the capitalized interest and the debt portion of the units. These costs will be recognized over the period in which the generating units will be depreciated. The remaining $45.5 million represents the equity portion and was recognized over the period allowed for recovery in rates which ended in 2015.

b.

MGE Power West Campus.

MGE Power West Campus is not a subsidiary of MGE; however, it has been consolidated in the financial statements of MGE. MGE Power West Campus was created for the purpose of owning new generating assets. Its sole principal asset is the WCCF, which it leases to MGE pursuant to a long-term lease. MGE is responsible for operation of the plant during the term of the lease. Based on the nature and terms of these contractual relationships, MGE absorbs a majority of the expected losses, residual value, or both, associated with the ownership and operation of the WCCF and therefore holds a variable interest in MGE Power West

Campus, even though it has no equity interest in MGE Power West Campus. MGE has the power to direct the activities that most significantly impact WCCF's economic performance and is also the party most closely associated with MGE Power West Campus. As a result, MGE is the primary beneficiary. At December 31, MGE has included the following significant accounts on its consolidated balance sheets related to its interest in this VIE:

(In thousands)	2015	2014
Property, plant, and equipment, net	$84,403	$86,763
Affiliate receivables	5,295	5,862
Deferred income taxes	19,612	23,813
Long-term debt	46,703	48,218
Noncontrolling interest	37,603	30,755

Long-term debt consists of $46.7 million of senior secured notes that require that MGE Power West Campus maintain a projected debt service coverage ratio of not less than 1.25 to 1.00 and debt to total capitalization ratio of not more than 0.65 to 1.00. The debt is secured by a collateral assignment of lease payments that MGE is making to MGE Power West Campus for use of the cogeneration facility pursuant to the long-term lease. As of December 31, 2015, MGE Power West Campus is in compliance with the covenant requirements.

MGE has been and will continue to recover lease payments made to MGE Power West Campus in rates. Also, MGE received approval from the PSCW to collect approximately $12.1 million in carrying costs incurred by MGE Power West Campus during construction of the facility. The carrying costs were recovered in rates over a 10 year period that started in 2005 and ended in 2015.

c.

Other Variable Interest Entities.

MGE has a variable interest in entities through purchase power agreements relating to purchased energy from the facilities. As of December 31, 2015 and 2014, MGE had 61 megawatts of capacity available under these agreements. MGE evaluated the variable interest entities for possible consolidation. The interest holder is considered the primary beneficiary of the entity and is required to consolidate the entity if the interest holder has the power to direct the activities that most significantly impact the economics of the variable interest entity. MGE examined qualitative factors such as the length of the remaining term of the contracts compared with the remaining lives of the plants, who has the power to direct the operations and maintenance of the facilities, and other factors, and determined MGE is not the primary beneficiary of the variable interest entities. There is not a significant potential exposure to loss as a result of involvement with these variable interest entities.

3.

Property, Plant, and Equipment - MGE Energy and MGE.

Property, plant, and equipment consisted of the following at December 31:

	MGE Energy		MGE
(In thousands)	2015	2014	2015	2014
Utility:
Electric	$1,147,701	$1,110,953	$1,147,718	$1,110,970
Gas	384,163	369,975	384,175	369,987
Total utility plant	1,531,864	1,480,928	1,531,893	1,480,957
Less: Accumulated depreciation and amortization	578,410	559,615	578,410	559,615
In-service utility plant, net	953,454	921,313	953,483	921,342
Nonregulated:
Nonregulated	315,589	313,152	314,750	312,314
Less: Accumulated depreciation and amortization	51,949	45,388	51,818	45,305
In-service nonregulated plant, net	263,640	267,764	262,932	267,009
Construction work in progress:
Utility construction work in progress	23,837	16,988	23,837	16,988
Nonregulated construction work in progress	2,514	2,041	2,514	2,041
Total property, plant, and equipment	$1,243,445	$1,208,106	$1,242,766	$1,207,380

MGE's utility plant is subject to the lien of its Indenture of Mortgage and Deed of Trust. As of December 31, 2015 and 2014, there was $1.2 million of bonds outstanding under that indenture. See Footnote 9 for further discussion of the mortgage indenture.

69

4.

Investments - MGE Energy and MGE.

a.

Equity Method Investments, Available for Sale Securities, and Other Investments.

	MGE Energy		MGE
(In thousands)	2015	2014	2015	2014
Available for sale securities:
Cost basis	$2,225	$1,964	$480	$489
Gross unrealized gains	599	765	40	240
Gross unrealized losses	(2)	-	(2)	-
Fair value	2,822	2,729	518	729
Equity method investments:
ATC	69,466	67,673	69,466	67,673
Other	1,184	1,199	-	-
Total equity method investments	70,650	68,872	69,466	67,673
Other investments	159	159	-	-
Total	$73,631	$71,760	$69,984	$68,402

MGE Energy's and MGE's available for sale securities represent publicly traded securities and private equity investments in common stock of companies in various industries.

During the years ended December 31, 2015, 2014, and 2013, certain investments were liquidated. As a result of these liquidations, MGE Energy and MGE received the following:

	MGE Energy			MGE
(In thousands)	2015	2014	2013	2015	2014	2013
Cash proceeds	$19	$38	$39	$19	$-	$16
Gain (loss) on sale	10	21	2	10	-	(3)

b.

ATC.

ATC owns and operates electric transmission facilities primarily in Wisconsin. MGE received an interest in ATC when it, like other Wisconsin electric utilities, contributed its electric transmission facilities to ATC as required by Wisconsin law. That interest is presently held by MGE Transco, which is jointly owned by MGE Energy and MGE.

MGE Transco has accounted for its investment in ATC under the equity method of accounting. For the years ended December 31, 2015, 2014, and 2013, MGE Transco recorded the following:

(In thousands)	2015	2014	2013
Equity in earnings from investment in ATC	$7,728	$9,150	$9,434
Dividends received from ATC	6,645	7,740	7,404
Capital contributions to ATC	710	1,775	1,420

At December 31, 2015 and 2014, MGE Transco held a 3.6% ownership interest in ATC. MGE Transco's investment balance is different from the amount of the underlying equity in the net assets of ATC. This difference is attributable to the allocation of certain tax impacts related to the initial asset transfer. On January 29, 2016, MGE Transco made a $0.5 million capital contribution to ATC.

At December 31, 2015 and 2014, MGE is the majority owner, and MGE Energy, the holding company, is the minority owner of MGE Transco. MGE Energy's proportionate share of the equity and net income of MGE Transco is classified within the MGE consolidated financial statements as noncontrolling interest.

In mid-2016, MGE is no longer expected to be the majority owner of MGE Transco. The change will have no effect on MGE Energy's consolidated financial statements; however, MGE Energy's proportionate share of the equity and net income of MGE Transco will be deconsolidated from MGE's financial statements. See further discussion in Footnote 8.

ATC's summarized financial data for the years ended December 31, 2015, 2014, and 2013 is as follows:

(In thousands)
Income statement data for the year ended December 31,	2015	2014	2013
Operating revenues	$615,836	$635,033	$626,336
Operating expenses	(319,321)	(307,451)	(295,069)
Other income	1,176	117	831
Interest expense, net	(97,250)	(88,970)	(84,484)
Earnings before members' income taxes	$200,441	$238,729	$247,614

Balance sheet data as of December 31,	2015	2014	2013
Current assets	$80,520	$66,410	$80,715
Noncurrent assets	3,957,576	3,728,675	3,509,517
Total assets	$4,038,096	$3,795,085	$3,590,232

Current liabilities	$330,248	$313,065	$381,467
Long-term debt	1,800,029	1,701,000	1,550,000
Other noncurrent liabilities	244,991	163,818	126,167
Members' equity	1,662,828	1,617,202	1,532,598
Total members' equity and liabilities	$4,038,096	$3,795,085	$3,590,232

5.

Joint Plant Ownership - MGE Energy and MGE.

a.

Columbia.

MGE and two other utilities jointly own Columbia, a coal-fired generating facility located in Portage, Wisconsin, which accounts for 31% (242 MW) of MGE's net summer rated capacity. Power from this facility is shared in proportion to each company's ownership interest. MGE has a 22% ownership interest in Columbia. The other owners are WPL, which operates Columbia, and WPSC. MGE's share of fuel, operating, and maintenance expenses for Columbia was $38.2 million, $28.1 million, and $37.5 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Each owner provides its own financing and reflects its respective portion of facilities and operating costs in its financial statements. MGE's interest in Columbia, included in its gross utility plant in service, and the related accumulated depreciation reserves at December 31 were as follows:

(In thousands)	2015	2014
Utility plant	$273,762	$268,597
Accumulated depreciation	(84,864)	(80,645)
Property, plant, and equipment, net	188,898	187,952
Construction work in progress	17,110	6,941
Total property, plant, and equipment	$206,008	$194,893

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

The remainder of the ownership interest in the Elm Road Units is held by two other entities, one of which is also responsible for the Units' operation. Each owner provides its own financing and reflects its respective portion of the facility and costs in its financial statements. MGE's share of fuel, operating, and maintenance expenses for the Elm Road Units was $20.9 million, $20.3 million, and $13.4 million for the years ended December 31, 2015, 2014, and 2013, respectively.

MGE Power Elm Road's interest in the portion of the Elm Road Units in-service and the related accumulated depreciation reserves at December 31 were as follows:

(In thousands)	2015	2014
Nonregulated plant	$202,326	$199,582
Accumulated depreciation	(24,422)	(19,962)
Property, plant, and equipment, net	177,904	179,620
Construction work in progress	2,400	1,976
Total property, plant, and equipment	$180,304	$181,596

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

Each owner provides its own financing and reflects its respective portion of the facility and operating costs in its financial statements. MGE Power West Campus' interest in WCCF and the related accumulated depreciation reserves at December 31 were as follows:

(In thousands)	2015	2014
Nonregulated plant	$111,141	$111,453
Accumulated depreciation	(26,738)	(24,691)
Property, plant, and equipment, net	$84,403	$86,762

Operating charges are allocated to the UW based on formulas contained in the operating agreement. Under the provisions of this arrangement, the UW is required to reimburse MGE for their allocated portion of fuel and operating expenses. For the years ended December 31, 2015, 2014, and 2013, the UW allocated share of fuel and operating costs was $3.7 million, $2.8 million, and $4.9 million, respectively.

6.

Regulatory Assets and Liabilities - MGE Energy and MGE.

The following regulatory assets and liabilities are reflected in MGE's consolidated balance sheets as of December 31:

(In thousands)	2015	2014
Regulatory Assets
Asset retirement obligation	$4,849	$4,532
Debt related costs	10,672	11,133
Derivatives	54,083	54,998
Environmental costs	368	700
Tax recovery related to AFUDC equity	8,950	8,821
Unfunded pension and other postretirement liability	78,181	84,551
Other	634	448
Total Regulatory Assets	$157,737	$165,183
Regulatory Liabilities
Conservation costs	$231	$680
Deferred fuel savings	9,515	755
Elm Road	643	1,497
Income taxes	1,559	1,794
Non-ARO removal costs	17,137	16,129
Renewable energy credits	327	753
Other	888	1,107
Total Regulatory Liabilities	$30,300	$22,715

MGE expects to recover its regulatory assets and return its regulatory liabilities through rates charged to customers based on PSCW decisions made during the ratemaking process or based on PSCW long-standing policies and guidelines. The adjustments to rates for these regulatory assets and liabilities will occur over the periods either specified by the PSCW or over the corresponding period related to the asset or liability. Management believes it is probable that MGE will continue to recover from customers the regulatory assets described above based on prior and current ratemaking treatment for such costs. All regulatory assets for which a cash outflow had been made are earning a return, except for amounts expended for environmental costs.

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

Derivatives

MGE has physical and financial contracts that are defined as derivatives. The amounts recorded for the net mark-to-market value of the commodity based contracts is offset with a corresponding regulatory asset or liability because these transactions are part of the PGA or fuel rules clause authorized by the PSCW. A significant portion of the recorded amount is related to a purchased power agreement that provides MGE with firm capacity and energy during a base term from June 1, 2012, through May 31, 2022. This agreement is accounted for as a derivative contract. See Footnote 16 for further discussion.

Environmental Costs

MGE has been allowed to defer actual costs on certain environmental matters, including clean up of two landfill sites and legal expenditures pertaining to the response to the EPA Clean Air Act enforcement matter at Columbia. For further discussion of the Columbia Clean Air Act litigation, see Footnote 18.c.

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

Conservation Costs

MGE has received regulatory treatment for certain conservation expenditures. The expenditures are used for Focus on Energy programs, Wisconsin's statewide energy efficiency and renewable resource program, to promote energy efficiency on the customer's premises. Costs for Focus on Energy programs are estimated in MGE's rates utilizing escrow accounting. The escrow accounting allows the utility to true-up its actual costs incurred and reflect the amount of the true-up in its next rate case filing.

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

Elm Road

Costs associated with Elm Road are estimated in MGE's rates utilizing escrow accounting and include costs for lease payments, management fees, community impact mitigation, and operating costs. Also, MGE has deferred payments made to MGE Power Elm Road for carrying costs during construction of the facility. MGE has collected the carrying costs in rates over a six year period that ended in 2015. All other costs are collected in rates over a one to two year period.

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

MGE Energy sells shares of its common stock through its Stock Plan. Those shares may be newly issued shares or shares that MGE Energy has purchased in the open market for resale to participants in the Stock Plan. All sales under the Stock Plan are covered by a shelf registration statement that MGE Energy filed with the SEC. For the years ended December 31, 2015 and 2014, MGE Energy did not issue any new shares of common stock under the Stock Plan.

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

During the years ended December 31, 2015 and 2014, MGE Energy paid $40.0 million (or $1.16 per share) and $38.4 million (or $1.11 per share), respectively, in cash dividends on its common stock. Dividends on common stock at MGE are subject to restrictions imposed by the PSCW and the covenants of MGE's outstanding first mortgage bonds. See Footnote 9 for further discussion of these covenants. During the years ended December 31, 2015 and 2014, MGE paid $30.0 million and $26.5 million, respectively, in cash dividends to MGE Energy.

b.

Dilutive Shares Calculation - MGE Energy.

MGE Energy does not hold any dilutive securities.

8.

Noncontrolling Interest - MGE.

The noncontrolling interest on MGE's consolidated balance sheets at December 31 was as follows:

(In thousands)	2015	2014
MGE Power Elm Road (a)	$79,113	$72,537
MGE Power West Campus (a)	37,603	30,755
MGE Transco (b)	23,592	22,397
Total Noncontrolling Interest	$140,308	$125,689

The net income attributable to noncontrolling interest, net of tax, for the years ended December 31, 2015, 2014, and 2013 was as follows:

(In thousands)	2015	2014	2013
MGE Power Elm Road (a)	$16,577	$16,160	$17,373
MGE Power West Campus (a)	7,348	7,666	7,657
MGE Transco (b)	2,172	2,484	2,408
Net Income Attributable to Noncontrolling Interest, Net of Tax	$26,097	$26,310	$27,438

(a)

MGE Power Elm Road and MGE Power West Campus are not subsidiaries of MGE; however, they have been consolidated in the consolidated financial statements of MGE (see Footnote 2). MGE Power Elm Road and MGE Power West Campus are 100% owned by MGE Power, and MGE Power is 100% owned by MGE Energy. MGE Energy's proportionate share of the equity and net income (through its wholly owned subsidiary MGE Power) of MGE Power Elm Road and MGE Power West Campus is classified within the MGE consolidated financial statements as noncontrolling interest.

(b)

At December 31, 2015, MGE is the majority owner, and MGE Energy is the minority owner, of MGE Transco. MGE Energy's proportionate share of the equity and net income of MGE Transco is classified within the MGE consolidated financial statements as noncontrolling interest. In mid-2016, MGE is no longer expected to be the majority owner of MGE Transco. The change will have no effect on MGE Energy's consolidated financial statements; however, MGE Energy's proportionate share of the equity and net income of MGE Transco will be deconsolidated from MGE's financial statements. No gain or loss is expected to be recognized on the date MGE ceases to have a controlling financial interest.

75

9.

Long-Term Debt - MGE Energy and MGE.

a.

Long-Term Debt.

	2015		2014
(In thousands)	MGE Energy	MGE	MGE Energy	MGE
First Mortgage Bonds: (a)
7.70%, 2028 Series	$1,200	$1,200	$1,200	$1,200
Tax Exempt Debt:
3.45%, 2027 Series,
Industrial Development Revenue Bonds	19,300	19,300	19,300	19,300
Medium-Term Notes: (b)
5.25%, due 2017	30,000	30,000	30,000	30,000
6.12%, due 2028	20,000	20,000	20,000	20,000
7.12%, due 2032	25,000	25,000	25,000	25,000
6.247%, due 2037	25,000	25,000	25,000	25,000
Total Medium-Term Notes	100,000	100,000	100,000	100,000
Other Long-Term Debt: (c)
5.59%, due 2018 (d)	20,000	20,000	20,000	20,000
3.38%, due 2020 (d)	15,000	15,000	15,000	15,000
3.09%, due 2023 (d)	30,000	30,000	30,000	30,000
3.29%, due 2026 (d)	15,000	15,000	15,000	15,000
5.68%, due 2033 (e)	28,063	28,063	28,954	28,954
5.19%, due 2033 (e)	18,640	18,640	19,264	19,264
5.26%, due 2040 (d)	15,000	15,000	15,000	15,000
5.04%, due 2040 (f)	40,138	40,138	41,805	41,805
4.74%, due 2041 (f)	25,167	25,167	26,167	26,167
4.38%, due 2042 (d)	28,000	28,000	28,000	28,000
4.42%, due 2043 (d)	20,000	20,000	20,000	20,000
4.47%, due 2048 (d)	20,000	20,000	20,000	20,000
Total Other Long-Term Debt	275,008	275,008	279,190	279,190
Long-term debt due within one year	(4,266)	(4,266)	(4,182)	(4,182)
Unamortized discount	(228)	(228)	(252)	(252)
Total Long-Term Debt	$391,014	$391,014	$395,256	$395,256

(a)

MGE's utility plant is subject to the lien of its Indenture of Mortgage and Deed of Trust, under which its first mortgage bonds are issued. The Mortgage Indenture provides that dividends or any other distribution or purchase of shares may not be made if the aggregate amount thereof since December 31, 1945 would exceed the earned surplus (retained earnings) accumulated subsequent to December 31, 1945. As of December 31, 2015, approximately $353.0 million was available for the payment of dividends under this covenant.

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

(d)

Issued by MGE. Under that Note Purchase Agreement: (i) note holders have the right to require MGE to repurchase their notes at par in the event of an acquisition of beneficial ownership of 30% or more of the outstanding voting stock of MGE Energy, (ii) MGE must maintain a ratio of its consolidated indebtedness to consolidated total capitalization not to exceed a maximum of 65%, and (iii) MGE cannot issue "Priority Debt" in an amount exceeding 20% of its consolidated assets. Priority Debt is defined as any indebtedness of MGE secured by liens other than specified liens permitted by the Note Purchase Agreement and certain unsecured indebtedness of certain subsidiaries. As of December 31, 2015, MGE was in compliance with the covenant requirements.

(e)

Issued by MGE Power West Campus. The Note Purchase Agreements require it to maintain a projected debt service coverage ratio of not less than 1.25 to 1.00, and debt to total capitalization ratio of not more than 0.65 to 1.00. The notes are secured by a collateral assignment of lease payments that MGE is making to MGE Power West Campus for use of its ownership interest in the West Campus Cogeneration Facility pursuant to a long-term lease. As of December 31, 2015, MGE Power West Campus was in compliance with the covenant requirements.

(f)

Issued by MGE Power Elm Road. The Note Purchase Agreement requires MGE Power Elm Road to maintain a projected and actual debt service coverage ratio at the end of any calendar quarter of not less than 1.25 to 1.00 for the trailing 12-month period. The notes are secured by a collateral assignment of lease payments that MGE is making to MGE Power Elm Road for use of its ownership interest in the Elm Road Units pursuant to long-term leases. As of December 31, 2015, MGE Power Elm Road was in compliance with the covenant requirements.

b.

Long-Term Debt Maturities.

Below is MGE Energy's and MGE's aggregate maturities for all long-term debt for years following the December 31, 2015, consolidated balance sheets.

	MGE
(In thousands)	Energy	MGE *
2016	$4,266	$4,266
2017	34,358	34,358
2018	24,452	24,452
2019	4,553	4,553
2020	19,659	19,659
Future years	308,220	308,220
Total	$395,508	$395,508

*Includes $46.7 million for MGE Power West Campus and $65.3 million for MGE Power Elm Road, all of which are consolidated with MGE's debt (see Footnote 2 for further information).

10.

Notes Payable to Banks, Commercial Paper, and Lines of Credit.

a.

MGE Energy.

At December 31, 2015, MGE Energy had an unsecured, committed revolving line of credit of $50 million expiring June 1, 2020. At December 31, 2015, no borrowings were outstanding under this facility.

The agreement requires MGE Energy to maintain a ratio of its consolidated indebtedness to consolidated total capitalization not to exceed a maximum of 65%. A change in control constitutes a default under the agreement. Change in control events are defined as (i) a failure by MGE Energy to hold 100% of the outstanding voting equity interest in MGE or (ii) the acquisition of beneficial ownership of 30% or more of the outstanding voting stock of MGE Energy by one person or two or more persons acting in concert. As of December 31, 2015, MGE Energy was in compliance with the covenant requirements.

b.

MGE.

For short-term borrowings, MGE generally issues commercial paper (issued at the prevailing discount rate at the time of issuance), which is supported by unused committed bank lines of credit. At December 31, 2015, MGE had two unsecured, committed revolving lines of credit for a total of $100 million expiring June 1, 2020. At December 31, 2015, no borrowings were outstanding under these facilities, and MGE had no commercial paper outstanding.

The agreements require MGE to maintain a ratio of consolidated debt to consolidated total capitalization not to exceed a maximum of 65%. The ratio calculation excludes assets, liabilities, revenues, and expenses included in MGE's financial statements as the result of the consolidation of VIEs, such as MGE Power West Campus and MGE Power Elm Road. A change in control constitutes a default under the agreement. Change in control events are defined as (i) a failure by MGE Energy to hold 100% of the outstanding voting equity interest in MGE or (ii) the acquisition of beneficial ownership of 30% or more of the outstanding voting stock of MGE Energy by one person or two or more persons acting in concert. As of December 31, 2015, MGE was in compliance with the covenant requirements.

c.

MGE Energy and MGE.

Information concerning short-term borrowings for the past three years is shown below:

	As of December 31,
(In thousands)	2015	2014	2013
MGE Energy(a)
Available lines of credit	$150,000	$150,000	$150,000
Short-term debt outstanding	$-	$7,000	$-
Weighted-average interest rate	-%	0.20%	-%
During the year:
Maximum short-term borrowings	$17,500	$9,000	$32,000
Average short-term borrowings	$1,511	$182	$6,992
Weighted-average interest rate	0.17%	0.24%	0.18%

MGE
Available lines of credit	$100,000	$100,000	$100,000
Commercial paper outstanding	$-	$7,000	$-
Weighted-average interest rate	-%	0.20%	-%
During the year:
Maximum short-term borrowings	$17,500	$9,000	$32,000
Average short-term borrowings	$1,511	$182	$6,992
Weighted-average interest rate	0.17%	0.24%	0.18%

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

Fair Value of Financial Assets and Liabilities Recorded at the Carrying Amount.

At December 31, 2015 and 2014, the carrying amount of cash, cash equivalents, and outstanding commercial paper approximates fair market value due to the short maturity of those investments and obligations. The estimated fair market value of MGE Energy's and MGE's long-term debt is based on quoted market prices for similar financial instruments at December 31. Since long-term debt is not traded in an active market, it is classified as Level 2.

The estimated fair market value of MGE Energy's and MGE's financial instruments are as follows:

	2015		2014
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
MGE Energy
Assets:
Cash and cash equivalents	$81,384	$81,384	$65,755	$65,755
Liabilities:
Short-term debt - commercial paper	-	-	7,000	7,000
Long-term debt*	395,508	435,767	399,690	457,420

MGE
Assets:
Cash and cash equivalents	$26,760	$26,760	$4,562	$4,562
Liabilities:
Short-term debt - commercial paper	-	-	7,000	7,000
Long-term debt*	395,508	435,767	399,690	457,420

*Includes long-term debt due within one year.

b.

Recurring Fair Value Measurements.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis for MGE Energy and MGE.

	Fair Value as of December 31, 2015
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Derivatives, net	$234	$-	$-	$234
Exchange-traded investments	759	759	-	-
Total Assets	$993	$759	$-	$234
Liabilities:
Derivatives, net(a)	$54,316	$581	$-	$53,735
Deferred compensation	3,145	-	3,145	-
Total Liabilities	$57,461	$581	$3,145	$53,735

MGE
Assets:
Derivatives, net	$234	$-	$-	$234
Exchange-traded investments	148	148	-	-
Total Assets	$382	$148	$-	$234
Liabilities:
Derivatives, net(a)	$54,316	$581	$-	$53,735
Deferred compensation	3,145	-	3,145	-
Total Liabilities	$57,461	$581	$3,145	$53,735

	Fair Value as of December 31, 2014
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Derivatives, net	$642	$-	$-	$642
Exchange-traded investments	927	927	-	-
Total Assets	$1,569	$927	$-	$642
Liabilities:
Derivatives, net(a)	$55,640	$1,012	$-	$54,628
Deferred compensation	2,832	-	2,832	-
Total Liabilities	$58,472	$1,012	$2,832	$54,628

MGE
Assets:
Derivatives, net	$642	$-	$-	$642
Exchange-traded investments	350	350	-	-
Total Assets	$992	$350	$-	$642
Liabilities:
Derivatives, net(a)	$55,640	$1,012	$-	$54,628
Deferred compensation	2,832	-	2,832	-
Total Liabilities	$58,472	$1,012	$2,832	$54,628

(a)

These amounts are shown gross and exclude $1.0 million and $2.2 million of collateral that was posted against derivative positions with counterparties as of December 31, 2015 and 2014, respectively.

No transfers were made in or out of Level 1 or Level 2 for the year ended December 31, 2015.

Investments include exchange-traded investment securities valued using quoted prices on active exchanges and are therefore classified as Level 1.

Derivatives include exchange-traded derivative contracts, over-the-counter transactions, a purchased power agreement, and FTRs. Most exchange-traded derivative contracts are valued based on unadjusted quoted prices in active markets and are therefore classified as Level 1. A small number of exchange-traded derivative contracts are valued using quoted market pricing in markets with insufficient volumes and are therefore considered unobservable and classified as Level 3. Transactions done with an over-the-counter party are on inactive markets and are therefore classified as Level 3. These transactions are valued based on quoted prices from markets with similar exchange-traded transactions. FTRs are priced based upon monthly auction results for identical or similar instruments in a closed market with limited data available and are therefore classified as Level 3.

The purchased power agreement (see Footnote 16) was valued using an internally-developed pricing model and therefore is classified as Level 3. The model projects future market energy prices and compares those prices to the projected power costs to be incurred under the contract. Inputs to the model require significant management judgment and estimation. Future energy prices are based on a forward power pricing curve using exchange-traded contracts in the electric futures market, where such exchange-traded contracts exist, and upon calculations based on forward gas prices, where such exchange-traded contracts do not exist. A basis adjustment is applied to the market energy price to reflect the price differential between the market price delivery point and the counterparty delivery point. The historical relationship between the delivery points is reviewed and a discount (below 100%) or premium (above 100%) is derived. This comparison is done for both peak times when demand is high and off peak times when demand is low. If the basis adjustment is lowered, the fair value measurement will decrease, and if the basis adjustment is increased, the fair value measurement will increase.

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

The following table presents the significant unobservable inputs used in the pricing model as of December 31:

	Model Input
Significant Unobservable Inputs	2015	2014
Basis adjustment:
On peak	96.9%	98.1%
Off peak	95.1%	95.0%
Counterparty fuel mix:
Internal generation	60%-75%	50%-70%
Purchased power	40%-25%	50%-30%

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

The following table summarizes the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for both MGE Energy and MGE.

(In thousands)	2015	2014	2013
Balance as of January 1,	$(53,986)	$(64,628)	$(72,346)
Realized and unrealized gains (losses):
Included in regulatory liabilities	484	10,642	7,718
Included in other comprehensive income	-	-	-
Included in earnings	(6,635)	5,129	(2,618)
Included in current assets	-	-	(108)
Purchases	23,052	26,382	23,726
Sales	35	(125)	(2)
Issuances	-	-	-
Settlements	(16,451)	(31,386)	(20,998)
Transfers in and/or out of Level 3	-	-	-
Balance as of December 31,	$(53,501)	$(53,986)	$(64,628)
Total gains (losses) included in earnings attributed to the
change in unrealized gains (losses) related to assets and
liabilities held at December 31,(b)	$-	$-	$-

The following table presents total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis for both MGE Energy and MGE (b).

(In thousands)
Year Ended December 31,	2015	2014	2013
Purchased power expense	$(6,663)	$5,137	$(2,618)
Cost of gas sold expense	28	(8)	-
Total	$(6,635)	$5,129	$(2,618)

(b)

MGE's exchange-traded derivative contracts, over-the-counter party transactions, purchased power agreement, and FTRs are subject to regulatory deferral. These derivatives are therefore marked to fair value and are offset in the financial statements with a corresponding regulatory asset or liability.

81

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

On a consolidated and separate company basis, MGE Energy's and MGE's income tax provision consists of the following provision (benefit) components for the years ended December 31:

	MGE Energy			MGE
(In thousands)	2015	2014	2013	2015	2014	2013
Current payable:
Federal	$16,837	$(891)	$(1,508)	$19,295	$637	$(448)
State	2,774	(589)	8,213	3,443	(451)	8,322
Net-deferred:
Federal	15,951	39,284	37,203	13,538	38,553	36,937
State	5,976	10,600	1,163	5,305	10,625	1,223
Amortized investment tax credits	(175)	(219)	(212)	(175)	(219)	(212)
Total income tax provision	$41,363	$48,185	$44,859	$41,406	$49,145	$45,822

MGE Energy's and MGE's consolidated income tax provision differs from the amount computed by applying the statutory federal income tax rate to income before income taxes, as follows:

	MGE Energy			MGE
	2015	2014	2013	2015	2014	2013
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	5.2%	5.1%	5.1%	5.2%	5.1%	5.1%
Amortized investment tax credits	(0.2)%	(0.2)%	(0.2)%	(0.2)%	(0.2)%	(0.2)%
Credit for electricity from wind energy	(1.8)%	(1.7)%	(1.5)%	(1.8)%	(1.7)%	(1.5)%
Domestic manufacturing deduction	(1.4)%	-%	(0.2)%	(1.4)%	-%	(0.2)%
AFUDC equity, net	(0.1)%	(0.8)%	(0.7)%	(0.1)%	(0.8)%	(0.7)%
Other, net, individually insignificant	-%	0.1%	-%	-%	0.1%	-%
Effective income tax rate	36.7%	37.5%	37.5%	36.7%	37.5%	37.5%

The significant components of deferred tax liabilities (assets) that appear on MGE Energy's and MGE's consolidated balance sheets as of December 31 are as follows:

	MGE Energy		MGE
(In thousands)	2015	2014	2015	2014
Property-related	$327,918	$312,903	$327,822	$312,807
Investment in ATC	38,213	36,140	30,382	29,156
Bond transactions	1,422	1,420	1,422	1,420
Pension and other postretirement benefits	57,697	57,847	57,697	57,847
Derivatives	21,660	22,331	21,660	22,331
Tax deductible prepayments	8,011	8,077	8,011	8,077
Other	14,997	10,451	14,831	10,259
Gross deferred income tax liabilities	469,918	449,169	461,825	441,897
Future tax benefit	-	(4,092)	-	(4,092)
Accrued expenses	(21,391)	(32,091)	(21,391)	(32,091)
Pension and other postretirement benefits	(46,582)	(44,994)	(46,582)	(44,994)
Deferred tax regulatory account	(1,047)	(1,211)	(1,047)	(1,211)
Derivatives	(21,660)	(22,331)	(21,660)	(22,331)
Other	(18,523)	(5,957)	(18,589)	(3,746)
Gross deferred income tax assets	(109,203)	(110,676)	(109,269)	(108,465)
Less valuation allowance	70	70	70	70
Net deferred income tax assets	(109,133)	(110,606)	(109,199)	(108,395)
Deferred income taxes	$360,785	$338,563	$352,626	$333,502

As of December 31, 2015, MGE Energy and MGE did not have federal net operating losses or federal tax credit carryforwards. As of December 31, 2014, MGE Energy and MGE had approximately $16.5 million and $5.4 million of state net operating loss and federal tax credit carryforwards, respectively. The net operating loss and tax credit carryforwards resulted in deferred tax assets of $0.8 million and $5.4 million, respectively, as of December 31, 2014, that are shown net of $2.0 million of unrecognized tax benefits and reflected in deferred tax liabilities on the consolidated balance sheets.

Our state valuation allowance reduces MGE Energy's and MGE's deferred tax assets for state carryforward losses to estimated realizable value due to the uncertainty of future income estimates in various state tax jurisdictions. For tax purposes, as of December 31, 2015, both MGE Energy and MGE had approximately $1.4 million of state tax net operating loss deductions subject to a valuation allowance that expire between 2020 and 2023 if unused.

In November 2015, the FASB issued authoritative accounting guidance on the presentation of deferred taxes in the financial statements. Prior to the authoritative guidance, deferred taxes were presented as a net current asset or liability and net noncurrent asset or liability. As a result of the Accounting Standard Update (ASU), all deferred tax assets and liabilities, along with any related valuation allowance, will be classified as noncurrent on the consolidated balance sheets. The authoritative guidance states that early adoption of the ASU is permitted using either prospective or retrospective application. MGE Energy and MGE have adopted this standard early by retrospectively applying the guidance to all prior periods presented in addition to the current year ended December 31, 2015. For MGE Energy and MGE, as of December 31, 2014, current assets ("Deferred income taxes") decreased by approximately $3.5 million and $1.3 million, respectively, and noncurrent liabilities ("Deferred income taxes") decreased by approximately $3.5 million and $1.3 million, respectively, as a cumulative result of the guidance.

b.

Accounting for Uncertainty in Income Taxes - MGE Energy and MGE.

MGE Energy and MGE account for the difference between the tax benefit amount taken on prior year tax returns, or expected to be taken on a current year tax return, and the tax benefit amount recognized in the financial statements as an unrecognized tax benefit.

A tabular reconciliation of unrecognized tax benefits and interest from January 1, 2013, to December 31, 2015, is as follows:

(In thousands)
Unrecognized Tax Benefits:	2015	2014	2013
Unrecognized tax benefits, January 1,	$2,365	$2,363	$3,204
Additions based on tax positions related to the current year	488	610	377
Additions based on tax positions related to the prior years	520	618	424
Reductions based on tax positions related to the current year	-	-	(40)
Reductions based on tax positions related to the prior years	(845)	(1,226)	(1,602)
Unrecognized tax benefits, December 31,	$2,528	$2,365	$2,363

(In thousands)
Interest on Unrecognized Tax Benefits:	2015	2014	2013
Accrued interest on unrecognized tax benefits, January 1,	$92	$101	$314
Reduction in interest expense on uncertain tax positions	(102)	(97)	(275)
Interest expense on uncertain tax positions	321	88	62
Accrued interest on unrecognized tax benefits, December 31,	$311	$92	$101

Unrecognized tax benefits of $2.5 million and $0.4 million are liabilities shown with "Other deferred liabilities" on the December 31, 2015 and 2014, consolidated balance sheets, respectively. At December 31, 2014, $2.0 million of unrecognized tax benefits are netted with deferred tax liabilities on the consolidated balance sheet. The interest component is offset by a regulatory asset.

During 2013, the IRS issued guidance on the treatment of electric generation repairs. This guidance prompted the reversal of the unrecognized tax benefits for these repairs in 2013. With the adoption of this new guidance in 2014 unrecognized tax benefits related to electric generation were added. At December 31, 2015 and 2014, MGE Energy and MGE have an unrecognized tax benefit primarily related to temporary tax differences associated with the change in income tax method of accounting for electric generation and electric and gas distribution repairs. At December 31, 2013, MGE Energy and MGE had an unrecognized tax benefit primarily related to temporary tax differences associated with the change in income tax method of accounting for electric and gas distribution repairs. There were no unrecognized tax benefits at December 31, 2015, 2014, or 2013 related to federal permanent differences and tax credits.

The unrecognized tax benefits at December 31, 2015, are not expected to significantly increase or decrease within the next twelve months. In addition, statutes of limitations will expire for MGE Energy and MGE tax returns. The impact of the statutes of limitations expiring is not anticipated to be material. The following table shows tax years that remain subject to examination by major jurisdiction:

Taxpayer	Open Years
MGE Energy and consolidated subsidiaries in federal return	2012 through 2015
MGE Energy Wisconsin combined reporting corporation return	2011 through 2015

13.

Pension Plans and Other Postretirement Benefits - MGE Energy and MGE.

MGE maintains qualified and nonqualified pension plans, health care, and life insurance benefits, and defined contribution 401(k) benefit plans for its employees and retirees. MGE's costs for the 401(k) plans were $2.8 million, $2.5 million, and $2.3 million in 2015, 2014, and 2013, respectively. A measurement date of December 31 is utilized for all pension and postretirement benefit plans.

All employees hired after December 31, 2006, have been enrolled in the defined contribution pension plan, rather than the defined benefit pension plan previously in place.

a.

Benefit Obligations and Plan Assets.

(In thousands)	Pension Benefits		Other Postretirement Benefits
Change in Benefit Obligations:	2015	2014	2015	2014
Net benefit obligation at beginning of year	$340,233	$283,958	$78,478	$66,100
Service cost	7,263	6,179	1,559	1,339
Interest cost	13,766	13,574	3,075	3,166
Plan participants' contributions	-	-	741	708
Actuarial (gain) loss(a)	(17,576)	48,162	(5,828)	10,090
Gross benefits paid	(11,121)	(11,640)	(3,280)	(3,113)
Less: federal subsidy on benefits paid(b)	-	-	190	188
Benefit obligation at end of year	$332,565	$340,233	$74,935	$78,478

Change in Plan Assets:
Fair value of plan assets at beginning of year	$288,548	$277,398	$38,952	$37,602
Actual return on plan assets	4,153	21,907	603	2,558
Employer contributions	9,136	883	3,154	1,197
Plan participants' contributions	-	-	741	708
Gross benefits paid	(11,121)	(11,640)	(3,280)	(3,113)
Fair value of plan assets at end of year	$290,716	$288,548	$40,170	$38,952
Funded Status at December 31	$(41,849)	$(51,685)	$(34,765)	$(39,526)

(a)

In 2014, lower discount rates and mortality table updates were the main drivers to the actuarial loss.

(b)

In 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 was signed into law authorizing Medicare to provide prescription drug benefits to retirees. For the years ended December 31, 2015 and 2014, the subsidy due to MGE was $0.2 million.

The accumulated benefit obligation for the defined benefit pension plans at the end of 2015 and 2014 was $302.5 million and $304.0 million, respectively.

The amounts recognized in the consolidated balance sheets to reflect the funded status of the plans at December 31 are as follows:

	Pension Benefits		Other Postretirement Benefits
(In thousands)	2015	2014	2015	2014
Current liability	$(966)	$(1,025)	$(52)	$(65)
Long-term liability	(40,883)	(50,660)	(34,713)	(39,461)
Net liability	$(41,849)	$(51,685)	$(34,765)	$(39,526)

The following table shows the amounts that have not yet been recognized in our net periodic benefit cost as of December 31 and are recorded as regulatory assets in our consolidated balance sheets:

	Pension Benefits		Other Postretirement Benefits
(In thousands)	2015	2014	2015	2014
Net actuarial loss	$80,660	$85,102	$13,086	$17,657
Prior service benefit	(436)	(413)	(15,158)	(17,827)
Transition obligation	-	-	29	32
Total	$80,224	$84,689	$(2,043)	$(138)

The projected benefit obligation and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets were as follows:

(In thousands)	Pension Benefits
Projected Benefit Obligation in Excess of Plan Assets	2015	2014
Projected benefit obligation, end of year	$332,565	$340,233
Fair value of plan assets, end of year	290,716	288,548

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets and an accumulated benefit obligation in excess of plan assets were as follows:

(In thousands)	Pension Benefits
Accumulated Benefit Obligation in Excess of Plan Assets	2015	2014
Projected benefit obligation, end of year	$332,565	$340,233
Accumulated benefit obligation, end of year	302,471	304,023
Fair value of plan assets, end of year	290,716	288,548

b.

Net Periodic Cost.

MGE has elected to recognize the cost of its transition obligation (the accumulated postretirement benefit obligation as of January 1, 1993) by amortizing it on a straight-line basis over 20 years.

(In thousands)	Pension Benefits			Other Postretirement Benefits
Components of Net Periodic Cost (Benefit):	2015	2014	2013	2015	2014	2013
Service cost	$7,263	$6,179	$7,705	$1,559	$1,339	$2,380
Interest cost	13,766	13,574	12,656	3,075	3,166	3,871
Expected return on assets	(22,682)	(22,051)	(19,027)	(2,812)	(2,615)	(2,176)
Amortization of:
Transition obligation	-	-	-	3	3	3
Prior service cost (benefit)	23	204	314	(2,669)	(2,669)	110
Actuarial loss	5,395	703	8,014	953	252	1,236
Net periodic cost (benefit)	$3,765	$(1,391)	$9,662	$109	$(524)	$5,424

c.

Plan Assumptions.

The weighted-average assumptions used to determine the benefit obligations were as follows for the years ended December 31:

	Pension Benefits		Other Postretirement Benefits
	2015	2014	2015	2014
Discount rate(a)	4.51%	4.11%	4.32%	3.96%
Rate of compensation increase	3.78%	3.85%	N/A	N/A
Assumed health care cost trend rates:
Health care cost trend rate assumed for next year	N/A	N/A	6.5%	6.5%
Rate to which the cost trend rate is assumed to
decline (the ultimate trend rate)	N/A	N/A	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	N/A	N/A	2022	2021

(a)

In 2015, MGE refined its methodology for using discount rates to measure the components of net periodic benefit cost. The refined methodology uses individual spot rates, instead of a weighted average of the yield curve spot rates, for measuring the service cost and interest cost components. The change in methodology does not alter the measurement of the related benefit obligation as of December 31, 2015.

The weighted-average assumptions used to determine the net periodic cost were as follows for the years ended December 31:

	Pension Benefits			Other Postretirement Benefits
	2015	2014	2013	2015	2014	2013
Discount rate	4.11%	4.88%	4.09%	3.96%	4.69%	4.14%
Expected rate of return on plan assets	7.80%	8.10%	8.10%	7.06%	7.07%	6.79%
Rate of compensation increase	3.84%	3.93%	4.60%	N/A	N/A	N/A

The assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. The following table shows how an assumed 1% increase or 1% decrease in health care cost trends could impact postretirement benefits in 2015 dollars:

(In thousands)	1% Increase	1% Decrease
Effect on other postretirement benefit obligation	$1,391	$(1,753)
Effect on total service and interest cost components	80	(92)

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

The asset allocation for MGE's pension plans at the end of 2015 and 2014, and the target allocation for 2016, by asset category, follows:

	Target Allocation	Percentage of Plan Assets at Year End
		2015	2014
Equity securities(a)	63.0%	63.0%	62.0%
Fixed income securities	30.0%	29.0%	31.0%
Real estate	7.0%	8.0%	7.0%
Total	100.0%	100.0%	100.0%

(a)

Target allocations for equity securities are broken out as follows:  45.5% United States equity, 17.5% non-United States equity.

The fair value of plan assets for the postretirement benefit plans is $40.2 million and $39.0 million at the end of 2015 and 2014, respectively. Of this amount, $34.1 million and $32.8 million at the end of 2015 and 2014, respectively, were held in the master pension trust and are allocable to postretirement health expenses. The target asset allocation and investment strategy for the portion of assets held in the master pension trust are the same as that explained for MGE's pension plans. The remainder of postretirement benefit assets is held either in an insurance continuance fund for the payment of retiree life benefits or a health benefit trust for payment of retiree health claims. There is no formal target asset allocation for these assets, but the intent is to seek interest income and maintain stability of principal.

e.

Concentrations of Credit Risk.

MGE evaluated its pension and other postretirement benefit plans' asset portfolios for the existence of significant concentrations of credit risk as of December 31, 2015. Types of concentrations that were evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, and foreign country. As of December 31, 2015, there were no significant concentrations (defined as greater than 10 percent of plan assets) of risk in MGE pension and postretirement benefit plan assets.

f.

Fair Value Measurements of Plan Assets.

Pension and other postretirement benefit plan investments are recorded at fair value. See Footnote 11 for more information regarding the fair value hierarchy.

The following is a description of the valuation methodologies used for assets measured at fair value as of December 31, 2015:

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

The fair value of MGE's plan assets, by asset category are as follows:

	Fair Value as of December 31, 2015
(In thousands)	Total	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$300	$300	$-	$-
Equity Securities:
U.S. Large Cap	98,949	-	98,949	-
U.S. Mid Cap	22,446	-	22,446	-
U.S. Small Cap	27,561	-	27,561	-
International Blend	55,948	-	55,948	-
Fixed Income Securities:
Short-Term Fund	3,388	-	3,388	-
High Yield Bond	16,225	-	16,225	-
Long Duration Bond	73,112	-	73,112	-
Real Estate	27,231	-	-	27,231
Insurance Continuance Fund	1,518	-	-	1,518
Fixed Rate Fund	4,208	-	-	4,208
Total	$330,886	$300	$297,629	$32,957

	Fair Value as of December 31, 2014
(In thousands)	Total	Level 1	Level 2	Level 3
Equity Securities:
U.S. Large Cap	99,256	-	99,256	-
U.S. Mid Cap	22,926	-	22,926	-
U.S. Small Cap	29,353	-	29,353	-
International Blend	47,650	-	47,650	-
Fixed Income Securities:
Short-Term Fund	3,776	-	3,776	-
High Yield Bond	15,492	-	15,492	-
Long Duration Bond	79,603	-	79,603	-
Real Estate	23,480	-	-	23,480
Insurance Continuance Fund	1,518	-	-	1,518
Fixed Rate Fund	4,446	-	-	4,446
Total	$327,500	$-	$298,056	$29,444

No transfers were made in or out of Level 1 or Level 2 for the year ended December 31, 2015.

The following table summarizes the changes in the fair value of the Level 3 plan assets.

	Level 3 Assets
(In thousands)	Real Estate	Insurance Continuance Fund	Fixed Rate Fund
Balance as of January 1, 2014	$19,628	$1,428	$-
Actual return on plan assets:
Relating to assets still held at the reporting date	1,561	44	54
Purchases, sales, and settlements	2,291	46	4,392
Transfers in and/or out of Level 3	-	-	-
Balance as of December 31, 2014	23,480	1,518	4,446
Actual return on plan assets:
Relating to assets still held at the reporting date	2,749	46	103
Purchases, sales, and settlements	1,002	(46)	(341)
Transfers in and/or out of Level 3	-	-	-
Balance as of December 31, 2015	$27,231	$1,518	$4,208

g.

Expected Cash Flows.

Contributions to the qualified plans for 2016 are expected to be $10.0 million, which was paid in January 2016. MGE does not expect to make contributions to the plans for 2017. The contributions for years after 2017 are not yet currently estimated. MGE has adopted the asset smoothing as permitted in accordance with the Pension Protection Act of 2006, including modifications made by WRERA.

Due to uncertainties in the future economic performance of plan assets, discount rates, and other key assumptions, estimated contributions are subject to change. MGE may also elect to make additional discretionary contributions.

In 2015, MGE made $13.7 million in employer contributions to its pension and postretirement plans.

h.

Benefit Payments.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

	Pension	Other Postretirement Benefits
(In thousands)	Pension Benefits	Gross Postretirement Benefits	Expected Medicare Part D Subsidy	Net Postretirement Benefits
2016	$12,489	$3,119	$(227)	$2,892
2017	13,320	3,481	(249)	3,232
2018	14,506	3,947	(273)	3,674
2019	15,456	4,453	(296)	4,157
2020	16,381	4,910	(325)	4,585
2021 - 2025	95,167	30,364	(2,121)	28,243

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

On the grant date, MGE Energy and MGE measure the cost of the employee services received in exchange for a performance unit award based on the current market value of MGE Energy common stock. The fair value of the awards is re-measured quarterly, including at December 31, 2015, as required by applicable accounting standards. Changes in fair value as well as the original grant are recognized as compensation cost. Since this amount is re-measured throughout the vesting period, the compensation cost is subject to variability. Units are subject to a five-year graded vesting schedule.

Grant Date	MGE Energy Units Granted
February 19, 2016	19,055
February 20, 2015	18,948
February 21, 2014	21,991
February 15, 2013	22,884
February 17, 2012	25,040

For nonretirement eligible employees, stock-based compensation costs are accrued and recognized using the graded vesting method. Compensation cost for retirement eligible employees or employees that will become retirement eligible during the vesting schedule are recognized on an abridged horizon.

Under the Director Incentive Plan, a non-employee director can receive performance units that entitle the holder to receive a cash payment equal to the value of a designated number of shares of MGE Energy's common stock, plus dividend payments, at the end of the set performance period. The units are subject to a three-year graded vesting schedule. This plan is similar to MGE Energy's Performance Unit Plan for eligible employees described above.

Grant Date	MGE Energy Units Granted
January 15, 2016	3,773
January 16, 2015	3,794
January 17, 2014	4,683

During the years ended December 31, 2015, 2014, and 2013, MGE recorded $1.0 million, $2.0 million, and $1.5 million, respectively, in compensation expense as a result of awards under the plans. In January 2015, cash payments of $1.3 million were distributed relating to awards that were granted in 2010. During the year ended December 31, 2015, MGE recorded a $0.2 million gain on 4,676 units forfeited. No forfeitures occurred during the years ended December 31, 2014, and 2013. At December 31, 2015, $5.2 million of outstanding awards are vested, and of this amount, no cash settlements have occurred.

15.

Regional Transmission Organizations - MGE Energy and MGE.

MGE reports on a net basis transactions on the MISO markets in which it buys and sells power within the same hour to meet electric energy delivery requirements. This treatment resulted in a $68.6 million, a $91.1 million, and a $78.0 million reduction to sales to the market and purchase power expense for MISO markets for the years ended December 31, 2015, 2014, and 2013, respectively.

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

b.

Notional Amounts.

The gross notional volume of open derivatives is as follows:

	December 31, 2015	December 31, 2014
Commodity derivative contracts	355,580 MWh	448,000 MWh
Commodity derivative contracts	5,037,500 Dth	4,405,000 Dth
FTRs	2,000 MW	1,854 MW

c.

Financial Statement Presentation.

MGE purchases and sells exchange-traded and over-the-counter options, swaps, and future contracts. These arrangements are primarily entered into to help stabilize the price risk associated with gas or power purchases. These transactions are employed by both MGE's gas and electric segments. Additionally, as a result of the firm transmission agreements that MGE holds on electricity transmission paths in the MISO market, MGE holds FTRs. An FTR is a financial instrument that entitles the holder to a stream of revenues or charges based on the differences in hourly day-ahead energy prices between two points on the transmission grid. The fair values of these instruments are offset with a corresponding regulatory asset/liability depending on whether they are in a net loss/gain position. Depending on the nature of the instrument, the gain or loss associated with these transactions will be reflected as cost of gas sold, fuel for electric generation, or purchased power expense in the delivery month applicable to the instrument. At December 31, 2015 and 2014, the cost basis of exchange-traded derivatives and FTRs exceeded their fair value by $0.8 million and $1.6 million, respectively.

MGE is a party to a purchased power agreement that provides MGE with firm capacity and energy during a base term from June 1, 2012, through May 31, 2022. The agreement also allows MGE an option to extend the contract after the base term. The agreement is accounted for as a derivative contract and is recognized at its fair value on the consolidated balance sheets. However, the derivative qualifies for regulatory deferral and is recognized with a corresponding regulatory asset or liability depending on whether the fair value is in a loss or gain position. The fair value of the contract at December 31, 2015 and 2014, reflects a loss position of

$53.3 million and $53.4 million, respectively. The actual cost will be recognized in purchased power expense in the month of purchase.

The following table summarizes the fair value of the derivative instruments on the consolidated balance sheets. All derivative instruments in this table are presented on a gross basis and are calculated prior to the netting of instruments with the same counterparty under a master netting agreement as well as the netting of collateral. For financial statement purposes, MGE Energy and MGE have netted instruments with the same counterparty under a master netting agreement as well as the netting of collateral. At December 31, 2015 and 2014, MGE Energy and MGE had the right to reclaim collateral (a receivable) of $1.0 million and $2.2 million, respectively.

	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
December 31, 2015
Commodity derivative contracts	Other current assets	$146	Derivative liability (current)	$1,266
Commodity derivative contracts	Other deferred charges	144	Derivative liability (long-term)	70
FTRs	Other current assets	234	Derivative liability (current)	-
PPA	N/A	N/A	Derivative liability (current)	8,340
PPA	N/A	N/A	Derivative liability (long-term)	44,930

December 31, 2014
Commodity derivative contracts	Other current assets	$130	Derivative liability (current)	$2,262
Commodity derivative contracts	Other deferred charges	93	Derivative liability (long-term)	171
FTRs	Other current assets	642	Derivative liability (current)	-
PPA	N/A	N/A	Derivative liability (current)	6,870
PPA	N/A	N/A	Derivative liability (long-term)	46,560

The following tables show the effect of netting arrangements for recognized derivative assets and liabilities that are subject to a master netting arrangement or similar arrangement on the consolidated balance sheets.

Offsetting of Derivative Assets

	Gross Amounts	Gross Amounts Offset in Balance Sheets	Collateral Posted Against Derivative Positions	Net Amount Presented in Balance Sheets

(In thousands)
December 31, 2015
Commodity derivative contracts	$290	$(290)	$-	$-
FTRs	234	-	-	234

December 31, 2014
Commodity derivative contracts	$223	$(223)	$-	$-
FTRs	642	-	-	642

Offsetting of Derivative Liabilities

	Gross Amounts	Gross Amounts Offset in Balance Sheets	Collateral Posted Against Derivative Positions	Net Amount Presented in Balance Sheets

(In thousands)
December 31, 2015
Commodity derivative contracts	$1,336	$(290)	$(1,038)	$8
PPA	53,270	-	-	53,270

December 31, 2014
Commodity derivative contracts	$2,433	$(223)	$(2,179)	$31
PPA	53,430	-	-	53,430

The following tables summarize the unrealized and realized gains (losses) related to the derivative instruments on the consolidated balance sheets at December 31, 2015 and 2014, and the consolidated income statements for the years ended December 31, 2015 and 2014.

	2015		2014
	Current and Long-Term Regulatory Asset	Other Current Assets	Current and Long-Term Regulatory Asset	Other Current Assets
(In thousands)
Balance at January 1,	$54,998	$1,001	$63,893	$411
Unrealized loss (gain)	8,586	-	(14,518)	-
Realized (loss) gain reclassified to a deferred account	(2,953)	2,953	595	(595)
Realized (loss) gain reclassified to income statement	(6,549)	(2,746)	5,028	1,185
Balance at December 31,	$54,082	$1,208	$54,998	$1,001

	Realized Losses (Gains)
	2015		2014
	Fuel for Electric Generation/ Purchased Power	Cost of Gas Sold	Fuel for Electric Generation/ Purchased Power	Cost of Gas Sold

(In thousands)
Year Ended December 31:
Commodity derivative contracts	$2,236	$2,548	$(5,515)	$(1,103)
FTRs	(309)	-	(1,110)	-
PPA	4,820	-	1,515	-

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

The PPA has a provision that may require MGE to post collateral if MGE's debt rating falls below investment grade (i.e., below BBB-). The amount of collateral that it may be required to post varies from $20.0 million to $40.0 million, depending on MGE's nominated capacity amount. As of December 31, 2015, no collateral is required to be, or has been, posted. Certain counterparties extend MGE a credit limit. If MGE exceeds these limits, the counterparties may require collateral to be posted. As of December 31, 2015 and 2014, certain counterparties were in a net liability of less than $0.1 million.

Nonperformance of counterparties to the non-exchange traded derivatives could expose MGE to credit loss. However, MGE enters into transactions only with companies that meet or exceed strict credit guidelines, and it monitors these counterparties on an ongoing basis to mitigate nonperformance risk in its portfolio. As of December 31, 2015, no counterparties have defaulted.

17.

Rate Matters - MGE Energy and MGE.

a.

Rate Proceedings.

In July 2015, the PSCW approved MGE's request to extend the current accounting treatment for transmission related costs through 2016, conditioned upon MGE not filing a base rate case for 2016. This accounting treatment will allow MGE to reflect any differential between transmission costs reflected in rates and actual costs incurred in its next rate case filing.

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

The PSCW also approved changes to customer rates and rate design for gas service that became effective January 1, 2015. Gas rate design consists of a fixed monthly customer charge and a variable charge tied to actual usage, in addition to the separate charge through the PGA for natural gas commodity costs. The change shifted more of the rate recovery to the monthly charge, reflecting the related fixed costs of providing gas services, and reduced the variable usage-based charge. Thus, gas net income is expected to be more evenly distributed during the year and less sensitive to weather.

On July 26, 2013, the PSCW authorized MGE to freeze electric and natural gas rates at 2013 levels for 2014. The order authorized 100% AFUDC on the Columbia scrubber construction project and deferral of increased costs related to ATC and MISO network upgrade fees. As part of the rate freeze plan authorized by the PSCW, effective January 1, 2014, approximately $6.3 million associated with a 2012 fuel rule surplus credit was amortized in 2014. The fuel credit accrued interest at MGE's weighted cost of capital. The authorized return on common stock equity was unchanged at 10.3%.

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

In August 2015, the PSCW approved a $0.00256/kWh fuel credit to begin on September 1, 2015, and continue throughout 2016. The fuel credit established a mechanism to return fuel savings to electric customers as a bill credit. MGE returned $2.6 million of electric fuel-related savings in customer bill credits during the period from September 1, 2015, through December 31, 2015. As of December 31, 2015, MGE has deferred $9.5 million of 2015 electric fuel-related savings that are outside the range authorized by the PSCW. These costs are subject to PSCW's annual review, expected to be completed in 2016.

In January 2016, the PSCW lowered MGE's 2016 fuel rules monitored costs by $14.8 million as a result of continued lower projected fuel costs in 2016. The PSCW will address the return of the 2016 fuel savings to customers as an update to the fuel credit or through another approved mechanism. The return of the fuel savings to customers for 2016 will be addressed during the PSCW's annual review during 2016 of 2015 fuel costs. MGE will defer these fuel savings until a determination is made by the PSCW.

As part of the rate freeze plan authorized by the PSCW for 2014, $6.3 million associated with the 2012 fuel rule credit was amortized against purchased power expense during the year ended December 31, 2014. The 2013 fuel credit of $6.5 million was returned to customers in October 2014.

93

18.

Commitments and Contingencies.

a.

Purchase Contracts - MGE Energy and MGE.

MGE Energy and MGE have entered into various commodity supply, transportation, and storage contracts to meet their obligations to deliver electricity and natural gas to customers. As of December 31, 2015, the future minimum commitments related to these purchase contracts were as follows:

(In thousands)	2016	2017	2018	2019	2020
Coal(a)	$38,028	$13,115	$12,736	$3,850	$-
Natural gas
Transportation and storage(b)	18,500	18,551	18,482	17,562	14,254
Supply(c)	10,611	-	-	-	-
Purchase power(d)	47,901	48,398	46,855	35,023	33,883
Other	29,947	723	324	143	-
	$144,987	$80,787	$78,397	$56,578	$48,137

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

(d)

MGE has several purchase power agreements to help meet future electric supply requirements. Management expects to recover these costs in future customer rates. In October 2008, MGE entered into a purchase power agreement to help meet future electric supply requirements. Under this agreement, MGE has agreed to purchase 50 MW of wind power from Osceola Windpower II, LLC, which is located in Iowa. This facility became operational in October 2008. MGE does not have any capacity payment commitments under this agreement. However, MGE is obligated to purchase its ratable share of the energy produced by the project. MGE's commitment related to its ratable share of energy produced by the project has been estimated and is included in the above numbers.

b.

Leases - MGE Energy and MGE.

MGE has noncancelable operating leases, primarily for combustion turbines, railcars, and computer equipment. The operating leases generally do not contain renewal options, with the exception of certain railcar operating leases. These leases have a renewal option of one year or less. MGE is required to pay all executory costs, such as maintenance and insurance, for its leases.

Future minimum rental payments at December 31, 2015, under agreements classified as operating leases with noncancelable terms in excess of one year are as follows:

(In thousands)	2016	2017	2018	2019	2020	Thereafter
Minimum lease payments	$1,615	1,282	$674	$310	$277	$8,283

Rental expense under operating leases totaled $2.1 million, $2.5 million, and $2.7 million for 2015, 2014, and 2013, respectively.

c.

Environmental - MGE Energy and MGE.

Water Quality

Water quality regulations promulgated by the EPA and WDNR in accordance with the Federal Water Pollution Control Act, or more commonly known as the Clean Water Act (CWA), impose restrictions on discharges of various pollutants into surface waters. The CWA also regulates surface water quality issues that affect aquatic life, such as water temperatures, intake structures, and wetlands filling. The CWA also includes discharge standards, which require the use of effluent-treatment processes equivalent to categorical "best practicable" or "best available" technologies. The CWA regulates discharges from "point sources," such as power plants, through establishing discharge limits in water discharge permits. MGE's power plants operate under Wisconsin Pollution Discharge Elimination System (WPDES) permits issued by the WDNR to ensure compliance with these discharge limits, which permits are subject to periodic renewal.

EPA's Effluent Limitations Guidelines (ELG) and Standards for Steam Electric Power Generating Point Source Category

In November 2015, the EPA published its final rule setting Effluent Limitations Guidelines (ELG) for the steam electric power generating industry. The ELG rule establishes federal limits on the amount of metals and other pollutants that can be discharged in wastewater from new and existing steam electric generation plants. The ELG rule mostly covers pollutants that are captured by certain air pollution control systems and via wet ash handling systems at coal-burning power plants with units greater than 50 megawatt (MW) generation capacity. The operators of our Columbia and Elm Road Units have indicated that equipment upgrades may be necessary to comply with the new discharge standards. The rule will go into effect in 2018 and will be applied to Wisconsin-based power plants as they renew their WPDES permits, but no later than 2023. Management believes that any compliance costs will be recovered in future rates based on previous treatment of environmental compliance projects.

EPA Cooling Water Intake Rules (Section 316(b))

Section 316(b) of the Clean Water Act requires that the cooling water intake structures at electric power plants meet best available technology standards so that mortality from entrainment (drawing aquatic life into a plant's cooling system) and impingement (trapping aquatic life on screens) are reduced. The EPA finalized its 316(b) rule for existing facilities in 2014. Section 316(b) requirements are implemented in Wisconsin through modifications to plants' WPDES permits, which govern plant wastewater discharges. WDNR is currently developing rules to implement the EPA 316(b) rule.

Our WCCF, Blount, and Columbia plants are considered existing plants under this rule. Our WCCF facility already employs a system that meets the 316(b) rule. Our Blount plant has conducted studies showing that it will likely be in compliance with this rule when its WPDES permit is renewed in 2017. The operator of our Columbia plant plans to conduct an intake study to demonstrate compliance with the 316(b) rule and/or identify design criteria needed to meet the new rule requirements prior to Columbia's 2017 WPDES permit renewal. The exact requirements at Blount and Columbia, however, will not be known until the WDNR finalizes its rule, approves the plant operators' approach, and those sites' WPDES permits are modified to account for this rule. Nonetheless, MGE expects that the 316(b) rule will not have material effects on its existing plants.

Energy Efficiency and Renewables

The Wisconsin Energy Efficiency and Renewables Act requires that, by 2015, 10% of the state's electricity be generated from renewable sources. As of December 31, 2015, MGE is in compliance with the 2015 requirement. The costs to comply with the Act and its accompanying regulations are being recovered in rates.

Air Quality

Federal and state air quality regulations impose restrictions on emission of mercury, particulates (PM), sulfur dioxide (SO2), nitrogen oxides (NOx), and other pollutants and require permits for operation of emission sources. These permits have been obtained by MGE and must be renewed periodically. Several EPA initiatives, including the EPA's greenhouse gas regulations, the EPA's recent proposed update to the Cross-State Air Pollution Rule (CSAPR), and recently revised National Ambient Air Quality Standards (NAAQS) for ozone have the potential to result in additional operating and capital expenditure costs for MGE.

EPA's Greenhouse Gas (GHG) Reduction Guidelines under the Clean Air Act 111(d) Rule

In October 2015, the EPA published its Clean Power Plan (CPP) rule, which went into effect in December 2015, setting guidelines and approval criteria for states to use in developing plans to control GHG emissions from existing fossil fuel-fired electric generating units (EGUs) and systems. When fully implemented in 2030, the CPP is projected to reduce GHG emissions from this sector by 32% below 2005 levels. States are given up to three years to submit a plan to meet the reduction goals and are expected to meet interim goals starting in 2022 and the final goal in 2030. Implementation of the rule is expected to have a direct impact on existing coal and natural gas fired generating units, including possible changes in dispatch and additional operating costs.

In October 2015, the EPA also published a proposed federal implementation plan under the CPP rule. The proposed federal implementation plan is designed to provide mass-based and rate-based emissions trading options to serve as a model and/or resource for states that are adopting their own plans, or for use by the EPA in states that do not implement their own plans under the finalized CPP.

In October 2015, many states (including Wisconsin) and other litigants filed petitions with the U.S. Court of Appeals for the District of Columbia Circuit asking for a stay of the CPP rule, which would otherwise become effective on December 22, 2015, and seeking expedited review of the petitioners' challenges to the CPP's legality. The parties' request to stay the rule was denied by the D.C. Circuit on January 20, 2016, but the D.C. Circuit issued an expedited schedule for resolving the merits of the litigation including oral arguments that will be held in early June 2016. However, on January 26, 2016, several parties filed a request for a stay of the CPP with the U.S. Supreme Court; and on February 9, 2016, the U.S. Supreme Court granted that request. The CPP may not now be implemented until the courts ultimately resolve the underlying legality of the rule. Oral arguments are scheduled before the D.C. Circuit for June 2, 2016.

MGE is evaluating the CPP and related requirements. Given the pending legal proceedings and the need for a yet-to-be-developed state implementation plan or federal implementation plan, the nature and timing of any final requirements is subject to uncertainty. If the rule remains substantially in its present form, it is expected to have a material impact on MGE.

National Ambient Air Quality Standards (NAAQS) and Related Rules

The EPA's NAAQS regulations have been developed to set ambient levels of six pollutants to protect sensitive human populations (primary NAAQS) and the environment (secondary NAAQS) from the negative effects of exposure to these pollutants at higher levels. The Clean Air Act requires that the EPA periodically review, and adjust as necessary, the NAAQS for these six air pollutants. The EPA's NAAQS review can result in a lowering of the allowed ambient levels of a pollutant, a change in how the pollutant is monitored, and/or a change in which sources of that pollutant are regulated. States implement any necessary monitoring and measurement changes and recommend areas for attainment (meets the ambient requirements) or nonattainment (does not meet these standards). The EPA makes the final attainment and nonattainment determinations. States must come up with a state implementation plan (SIP) to get nonattainment areas into attainment and maintain air quality in attainment areas. A company with facilities located in a nonattainment area will be most affected. Their facilities may be subject to additional data submissions and measurement during permitting renewals, their facilities may need to meet new emission limitations set by the SIP (which could result in significant capital expenditures), and the company may have additional expenses and/or difficulties expanding existing facilities or building new facilities. The process from determining acceptable primary and/or secondary NAAQS to executing SIPs can take years. Nonetheless, because the NAAQS regulations have the potential to affect both existing and new facilities in areas, MGE continuously monitors changes to these rules to evaluate whether changes could impact our operations. In addition, the EPA has adopted interstate transport rules such as the CSAPR to address contributions to NAAQS nonattainment from upwind sources in neighboring states. In the following paragraphs we discuss specific NAAQS and transport rule developments that may affect MGE.

Ozone NAAQS

In October 2015, the EPA revised the primary and secondary ozone NAAQS, lowering each to 70 ppb. The rule became effective in December 2015. Based on current ozone monitoring data, it appears that Milwaukee County (where our Elm Road Units are located) will likely not attain the lowered standards, and Dane and Columbia Counties (where our WCCF/Blount and Columbia Units are located, respectively) may or may not attain them. It is too early to determine, however, as final attainment designations for these three counties will be based upon air monitoring data for years 2014-2016 and must be approved by the EPA. Once these designations are complete, the State of Wisconsin will develop implementation plans for each county designated as nonattainment, which could affect operations and emission control obligations for plants located within the nonattainment counties. These implementation plans will be developed sometime after 2017. Because these implementation plans involve rule making by the State that has not yet started, it is unknown at this time when they will be finalized and implemented. The State of Wisconsin has requested to intervene in a lawsuit filed by five other states challenging the EPA's new ozone standard alleging that the new standard is not attainable and the EPA is not properly considering background levels in setting its ozone attainment levels. MGE will continue to monitor legal developments, attainment designations, and any state actions and implementation plans.

Sulfur Dioxide (SO2) NAAQS

In March 2015, the EPA entered into a court-approved consent decree requiring 1-hour SO2 attainment/nonattainment area designations to be completed in three phases extending out until 2020. In August 2015, the EPA published its data requirements rule that lays out expectations, designation process options, and timeframes for states and tribes to meet for the SO2 NAAQS set in 2013. Under this new rule, states must submit their first designation proposals in July 2016 for those areas that contain large stationary sources of SO2 (sources that emit over a threshold mass of SO2, and/or over a threshold emissions rate). These proposals must identify one of the following options for demonstrating attainment with the 1-hour SO2 NAAQS: modeling of SO2 emissions; monitoring of SO2 emissions; or limiting large stationary sources to 2,000 ton per year of SO2 emissions by January 13, 2017. The EPA must make final designation determinations for these areas between 2017 and 2020 depending on the area.

In March 2015, MGE's Columbia plant was identified in the Federal Register as meeting the criteria of a large stationary source of SO2 (based on 2012 data). As such, the State of Wisconsin must submit an attainment/nonattainment area designation plan for Columbia County (the county in which the Columbia plant is located). Since the 2012 data was collected, Columbia has installed pollution control equipment that has lowered its total SO2 emissions and its SO2 emissions rate. We anticipate, based on recent SO2 emissions modeling, that Columbia County will be recommended as an attainment area by the state. An attainment recommendation, however, has not yet been submitted by the State of Wisconsin to the EPA. Once the state submits its recommendation, the EPA will make final designations. While the attainment designation seems likely for Columbia, a nonattainment designation may have an adverse effect on the operation of the Columbia plant. MGE will continue to monitor the developments with the Columbia County designation process. Management believes compliance costs will be recovered in future rates based on previous treatment of environmental compliance projects.

EPA's Cross-State Air Pollution Rule: Proposed Ozone Season Update based on 2008 Ozone NAAQS

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

CSAPR, as well as its precursor rules, the Clean Air Interstate Rule (CAIR) and the NOx SIP Call, have been subject to litigation. The EPA rule adjustments and several court rulings, including recent court and EPA actions, continue to impart a level of uncertainty heading into 2016.

In December 2015, the EPA published a proposed rule to amend the existing CSAPR. The proposed rule is designed to incorporate 2008 Ozone NAAQS attainment levels (current CSAPR is based on 1997 Ozone NAAQS levels) in 23 states, including Wisconsin, by establishing a federal implementation plan (FIP) to identify and limit summertime nitrogen oxide (NOx) levels, a precursor to ozone that contributes to ozone transport. The proposed rule also includes revisions to CSAPR that are designed to address issues remaining from the D.C. Circuit remand of CSAPR, including Wisconsin's inclusion in the NOx ozone season portion of the rule.

The proposed rule's FIP goes into effect in 2017, which coincides with Phase II of the existing CSAPR, and will replace the Phase II ozone season NOx allowances with updated NOx allowances designed to meet 2008 Ozone NAAQS attainment. The rule as proposed would reduce ozone season NOx emissions by about half as compared to existing Phase II numbers. We are currently evaluating the rule for its impact to MGE and thus do not know with certainty the exact impact. Initial reviews, however, indicate that the proposed CSAPR update as written could have material effects on MGE. We will continue to monitor the rule developments and the D.C. Circuit Court remand completion to help determine how this rule will ultimately affect MGE.

Clean Air Visibility Rule (CAVR)

Columbia may be subject to the best available retrofit technology (BART) regulations, a subsection of the EPA's Clean Air Visibility Rule (CAVR), which may require pollution control retrofits. Columbia's pollution control upgrades and the EPA's stance that compliance with the CSAPR equals compliance with BART should mean that Columbia will not need to do additional work to meet BART requirements. In addition, the EPA has indicated that they intend to extend deadlines in this rule. At this time, however, the BART regulatory obligations, compliance strategies, and costs remain uncertain due to the continued legal uncertainty surrounding CSAPR.

Solid Waste

EPA's Coal Combustion Residuals Rule

In December 2014, the EPA finalized its Disposal of Coal Combustion Residuals from Electric Utilities (CCR) rule. The rule became effective in October 2015. It provides that coal ash will be regulated as a solid waste, and defines what ash use activities would be considered generally exempt beneficial reuse of coal ash. The rule also regulates landfills, ash ponds, and other surface impoundments for coal combustion residuals by regulating their design, location, monitoring, and operation. Landfills and impoundments that cannot meet design criteria will need to formally close within defined timeframes.

The Columbia and Elm Road Units co-owners and plant operators are evaluating the final rule to determine what changes may be necessary at those facilities and the associated timeframes. We anticipate that some design and operational changes may need to be made at these facilities. Review of our Elm Road facility has indicated that the costs to comply with this rule are not expected to be significant. We are still evaluating the rule's full effects at Columbia. Columbia's operator has developed a preliminary implementation schedule for meeting the various deadlines spelled out in the rule. Management believes compliance costs will be recovered in future rates based on previous treatment of environmental compliance projects.

Columbia

Based upon current available information, compliance with various environmental requirements and initiatives is expected to result in significant additional operating and capital expenditures at Columbia as noted below.

Columbia Clean Air Act Litigation

Columbia is a coal-fired generating station operated by WPL in which WPL, WPSC, and MGE have ownership interests. In December 2009, the EPA sent a Notice of Violation (NOV) to MGE as one of the co-owners of Columbia. The NOV alleged that WPL and the Columbia co-owners failed to comply with appropriate pre-construction review and permitting requirements and, as a result, violated the Prevention of Significant Deterioration program requirements, Title V Operating Permit requirements of the CAA, and the Wisconsin SIP. In April 2013, the EPA filed a lawsuit against the co-owners of Columbia asserting similar allegations. In September 2010 and April 2013, the Sierra Club filed civil lawsuits against WPL alleging violations of the CAA at Columbia and other Wisconsin facilities operated by WPL. In June 2013, the court approved and entered a consent decree entered by the EPA, Sierra Club, and the co-owners of Columbia to resolve these claims, while admitting no liability. One of the requirements of the consent decree requires installation of an SCR system at Columbia Unit 2 by December 31, 2018. Installation of the SCR has been approved by the PSCW. MGE's share of the projected cost for the SCR system is approximately $19-$29 million. In addition, the consent decree establishes emission rate limits for SO2, NOx, and particulate matter and annual plant-wide emission caps for SO2 and NOx. MGE intends to seek recovery in future rates of the costs associated with its compliance with the terms of the final consent decree and currently expects to recover any material compliance costs.

d.

Legal Matters - MGE Energy and MGE.

MGE is involved in various legal matters that are being defended and handled in the normal course of business. MGE maintains accruals for such costs that are probable of being incurred and subject to reasonable estimation. The accrued amount for these matters is not material to the financial statements.

e.

Other Commitments.

MGE Energy holds investments in nonpublic entities. From time to time, these entities require additional capital infusions from their investors. MGE Energy has committed to contribute $1.6 million in capital for such infusions. The timing of these infusions is dependent on the needs of the investee and is therefore uncertain at this time.

In addition, MGE Energy has a three year agreement with a venture debt fund expiring in December 2016. MGE Energy has committed to invest up to a total of $1.5 million into this fund. As of December 31, 2015, MGE Energy has $0.7 million remaining in commitments. The timing of infusions is dependent on the needs of the fund and is therefore uncertain at this time.

MGE has several other commitments related to various projects. Payments for these commitments are expected to be as follows:

(In thousands)	2016	2017	2018	2019	2020	Thereafter
Other commitments	$612	$523	$509	$511	$497	$6,086

19.

Asset Retirement Obligations - MGE Energy and MGE.

MGE recorded an obligation for the fair value of its legal liability for asset retirement obligations (AROs) associated with removal of the West Campus Cogeneration Facility and the Elm Road Units, electric substations, combustion turbine generating units, wind generating facilities, and photovoltaic generating facilities, all of which are located on property not owned by MGE Energy and MGE and would need to be removed upon the ultimate end of the associated leases. The significant conditional AROs identified by MGE included the costs of abandoning in place gas services and mains, the abatement and disposal of equipment and buildings contaminated with asbestos and PCBs, and the proper disposal and removal of tanks, batteries, and underground cable. Changes in management's assumptions regarding settlement dates, settlement methods, or assigned probabilities could have a material effect on the liabilities recorded by MGE at December 31, 2015, as well as the regulatory asset recorded.

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

The following table shows a rollforward of the AROs from January 1, 2014, to December 31, 2015. Amounts include conditional AROs.

(In thousands)	2015	2014
Balance at January 1,	$19,744	$19,359
Liabilities incurred (a)	2,380	68
Accretion expense	1,131	1,077
Liabilities settled	(124)	(343)
Revisions in estimated cash flows (a)	1,229	(417)
Balance at December 31,	$24,360	$19,744

(a)

In the second quarter of 2015, MGE recorded an obligation of $2.3 million for the fair value of its legal liability for AROs associated with the effect of the final Coal Combustion Residual Rule at Columbia. An additional $1.3 million was recorded in the fourth quarter, associated with this ARO, based on revised estimates.

99

20.

Adoption of Accounting Principles and Recently Issued Accounting Pronouncements - MGE Energy and MGE.

a.

Transfers and Servicing Assets.

In June 2014, the FASB issued authoritative guidance within the Codification's Transfers and Servicing topic that provides guidance on the accounting and disclosures for repurchase-to-maturity transactions, securities lending transactions, and repurchase financings. This authoritative guidance became effective January 1, 2015. The authoritative guidance changed the accounting for the Chattel Paper program and required additional disclosures. Prior to adoption of the standard, Chattel Paper was treated as an off-balance sheet arrangement. See Footnote 1.h for additional information.

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

c.

Consolidations.

In February 2015, the FASB issued authoritative guidance within the Codification's Consolidation topic that provides guidance on the evaluation of certain legal entities for consolidation purposes. This authoritative guidance is effective January 1, 2016. The impact of this guidance on our financial statements is not expected to be material.

d.

Debt Issuance Costs.

In April 2015, the FASB issued authoritative guidance within the Codification's Interest topic that provides guidance on the presentation of debt issuance costs in financial statements. This authoritative guidance is effective January 1, 2016. The authoritative guidance changes the presentation of debt issuance costs on the balance sheet from an asset to a direct deduction from the related debt liability. The impact of this guidance on our financial statements is not expected to be material.

e.

Cloud Computing Arrangements.

In April 2015, the FASB issued authoritative guidance within the Codification's Software topic that provides guidance on the accounting treatment of cloud computer arrangements. This authoritative guidance is effective January 1, 2016. The authoritative guidance provides criteria for determining whether a cloud computing arrangement contains a software license that should be accounted for as internal-use software. The impact of this guidance on our financial statements is not expected to be material.

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

g.

Deferred Income Taxes.

In November 2015, the FASB issued authoritative guidance within the Codification's Income Taxes topic that provides guidance on the presentation of deferred taxes in financial statements. This authoritative guidance will become effective January 1, 2017, and changes the presentation of deferred taxes on the consolidated balance sheets. The authoritative guidance states that earlier adoption of the ASU is permitted using either prospective or retrospective application. Prior to the authoritative guidance, deferred taxes were presented as a net current asset or liability and net noncurrent asset or liability. As a result of the adoption of this standard, all deferred tax assets and liabilities, along with any related valuation allowance, will be classified as noncurrent on the consolidated balance sheets. MGE Energy and MGE have early adopted this standard for the year ended December 31, 2015, and retrospectively applied the guidance to all prior periods presented. See Footnote 12 for additional information.

21.

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

The "All Others" segment includes: corporate, CWDC, MAGAEL, MGE State Energy Services, MGE Services, and NGV Fueling Services. These entities' operations consist of investing in companies and property which relate to the regulated operations, financing the regulated operations, or owning and operating natural gas compression equipment.

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

The following table shows segment information for MGE Energy's and MGE's operations:

(In thousands) MGE Energy	Electric	Gas	Non-regulated Energy	Transmission Investment	All Others	Consolidation/ Elimination Entries	Consolidated Total
Year Ended December 31, 2015
Operating revenues	$412,528	$143,737	$7,763	$-	$-	$-	$564,028
Interdepartmental revenues	513	11,780	39,435	-	-	(51,728)	-
Total operating revenues	413,041	155,517	47,198	-	-	(51,728)	564,028
Depreciation and amortization	(29,945)	(6,758)	(7,475)	-	(47)	-	(44,225)
Other operating expenses	(318,001)	(128,241)	(158)	(19)	(857)	51,728	(395,548)
Operating income (loss)	65,095	20,518	39,565	(19)	(904)	-	124,255
Other (deductions) income, net	400	(33)	-	7,728	518	-	8,613
Interest (expense) income, net	(11,187)	(3,203)	(5,993)	-	221	-	(20,162)
Income (loss) before taxes	54,308	17,282	33,572	7,709	(165)	-	112,706
Income tax (provision) benefit	(17,915)	(6,915)	(13,474)	(3,102)	43	-	(41,363)
Net income (loss)	$36,393	$10,367	$20,098	$4,607	$(122)	$-	$71,343

Year Ended December 31, 2014
Operating revenues	$394,849	$221,720	$3,283	$-	$-	$-	$619,852
Interdepartmental revenues	509	8,366	42,692	-	-	(51,567)	-
Total operating revenues	395,358	230,086	45,975	-	-	(51,567)	619,852
Depreciation and amortization	(26,933)	(6,308)	(7,407)	-	(47)	-	(40,695)
Other operating expenses	(297,409)	(194,203)	(139)	-	(875)	51,567	(441,059)
Operating income (loss)	71,016	29,575	38,429	-	(922)	-	138,098
Other (deductions) income, net	2,847	(86)	-	9,150	(1,832)	-	10,079
Interest (expense) income, net	(10,410)	(3,229)	(6,208)	-	174	-	(19,673)
Income (loss) before taxes	63,453	26,260	32,221	9,150	(2,580)	-	128,504
Income tax (provision) benefit	(22,070)	(10,480)	(12,932)	(3,664)	961	-	(48,185)
Net income (loss)	$41,383	$15,780	$19,289	$5,486	$(1,619)	$-	$80,319

Year Ended December 31, 2013
Operating revenues	$403,957	$181,462	$5,468	$-	$-	$-	$590,887
Interdepartmental revenues	537	12,629	42,591	-	-	(55,757)	-
Total operating revenues	404,494	194,091	48,059	-	-	(55,757)	590,887
Depreciation and amortization	(25,780)	(5,898)	(7,156)	-	(4)	-	(38,838)
Other operating expenses	(316,277)	(162,661)	(128)	(1)	(752)	55,757	(424,062)
Operating income (loss)	62,437	25,532	40,775	(1)	(756)	-	127,987
Other (deductions) income, net	3,062	59	-	9,434	(1,854)	-	10,701
Interest (expense) income, net	(9,645)	(2,986)	(6,400)	-	107	-	(18,924)
Income (loss) before taxes	55,854	22,605	34,375	9,433	(2,503)	-	119,764
Income tax (provision) benefit	(19,176)	(9,168)	(13,682)	(3,796)	963	-	(44,859)
Net income (loss)	$36,678	$13,437	$20,693	$5,637	$(1,540)	$-	$74,905

(In thousands) MGE	Electric	Gas	Non- regulated Energy	Transmission Investment	Consolidation/ Elimination Entries	Consolidated Total
Year Ended December 31, 2015
Operating revenues	$412,550	$143,752	$7,763	$-	$-	$564,065
Interdepartmental revenues	491	11,765	39,435	-	(51,691)	-
Total operating revenues	413,041	155,517	47,198	-	(51,691)	564,065
Depreciation and amortization	(29,945)	(6,758)	(7,475)	-	-	(44,178)
Other operating expenses*	(335,803)	(135,124)	(13,632)	(19)	51,691	(432,887)
Operating income (loss)*	47,293	13,635	26,091	(19)	-	87,000
Other (deductions) income, net*	287	(65)	-	4,626	-	4,848
Interest expense, net	(11,187)	(3,203)	(5,993)	-	-	(20,383)
Net income	36,393	10,367	20,098	4,607	-	71,465
Less: Net income attributable to
noncontrolling interest, net of tax	-	-	-	-	(26,097)	(26,097)
Net income attributable to MGE	$36,393	$10,367	$20,098	$4,607	$(26,097)	$45,368

Year Ended December 31, 2014
Operating revenues	$394,871	$221,741	$3,283	$-	$-	$619,895
Interdepartmental revenues	487	8,345	42,692	-	(51,524)	-
Total operating revenues	395,358	230,086	45,975	-	(51,524)	619,895
Depreciation and amortization	(26,933)	(6,308)	(7,407)	-	-	(40,648)
Other operating expenses*	(319,175)	(204,597)	(13,071)	-	51,524	(485,319)
Operating income*	49,250	19,181	25,497	-	-	93,928
Other (deductions) income, net*	2,543	(172)	-	5,486	-	7,857
Interest expense, net	(10,410)	(3,229)	(6,208)	-	-	(19,847)
Net income	41,383	15,780	19,289	5,486	-	81,938
Less: net income attributable to
noncontrolling interest, net of tax	-	-	-	-	(26,310)	(26,310)
Net income attributable to MGE	$41,383	$15,780	$19,289	$5,486	$(26,310)	$55,628

Year Ended December 31, 2013
Operating revenues	$403,980	$181,477	$5,468	$-	$-	$590,925
Interdepartmental revenues	514	12,614	42,591	-	(55,719)	-
Total operating revenues	404,494	194,091	48,059	-	(55,719)	590,925
Depreciation and amortization	(25,780)	(5,898)	(7,156)	-	-	(38,834)
Other operating expenses*	(335,059)	(171,717)	(13,810)	(1)	55,719	(464,868)
Operating income (loss)*	43,655	16,476	27,093	(1)	-	87,223
Other (deductions) income, net*	2,668	(53)	-	5,638	-	8,253
Interest expense, net	(9,645)	(2,986)	(6,400)	-	-	(19,031)
Net income	36,678	13,437	20,693	5,637	-	76,445
Less: Net income attributable to
noncontrolling interest, net of tax	-	-	-	-	(27,438)	(27,438)
Net income attributable to MGE	$36,678	$13,437	$20,693	$5,637	$(27,438)	$49,007

*Amounts are shown net of the related tax expense, consistent with the presentation on the MGE Consolidated Statements of Income.

The following table shows segment information for MGE Energy's and MGE's assets and capital expenditures:

	Utility			Consolidated
(In thousands) MGE Energy	Electric	Gas	Assets not Allocated	Nonregulated Energy	Transmission Investment	All Others	Consolidation/ Elimination Entries	Total
Assets:
December 31, 2015	$976,271	$299,792	$49,753	$278,735	$69,470	$434,868	$(378,216)	$1,730,673
December 31, 2014 (a)	948,005	307,582	41,124	281,514	67,697	438,898	(390,636)	1,694,184
December 31, 2013	899,257	265,694	19,853	288,116	64,504	431,436	(389,800)	1,579,060
Capital Expenditures:
Year ended Dec. 31, 2015	$49,370	$18,787	$-	$3,873	$-	$-	$-	$72,030
Year ended Dec. 31, 2014	68,067	22,104	-	2,505	-	-	-	92,676
Year ended Dec. 31, 2013	100,146	15,554	-	3,347	-	-	-	119,047
	Utility			Consolidated
(In thousands) MGE	Electric	Gas	Assets not Allocated	Nonregulated Energy	Transmission Investment	Consolidation/ Elimination Entries		Total
Assets:
December 31, 2015	$976,271	$299,792	$49,753	$278,685	$69,470	$(187)		$1,673,784
December 31, 2014 (a)	948,005	307,582	41,124	281,464	67,697	(6,521)		1,639,351
December 31, 2013	899,257	265,694	19,853	288,066	64,504	(6,731)		1,530,643
Capital Expenditures:
Year ended Dec. 31, 2015	$49,370	$18,787	$-	$3,873	$-	$-		$72,030
Year ended Dec. 31, 2014	68,067	22,104	-	2,505	-	-		92,676
Year ended Dec. 31, 2013	100,146	15,554	-	3,347	-	-		119,047

(a) Reflects retrospective application of new accounting pronouncement. See Footnote 12 for additional information.

104

22.

Quarterly Summary of Operations - MGE Energy (unaudited).

(In thousands, except per share amounts)	Quarters Ended
2015	March 31	June 30	September 30	December 31
Operating revenues:
Regulated electric revenues	$98,240	99,481	121,453	$93,354
Regulated gas revenues	69,928	20,669	17,431	35,709
Nonregulated revenues	1,966	1,976	1,911	1,910
Total Operating Revenues	170,134	122,126	140,795	130,973
Operating expenses	138,283	98,077	94,618	108,795
Operating income	31,851	24,049	46,177	22,178
Interest and other income, net	(2,986)	(2,562)	(2,472)	(3,529)
Income tax provision	(10,587)	(8,008)	(15,351)	(7,417)
Earnings on common stock	$18,278	$13,479	$28,354	$11,232
Earnings per common share	$0.53	$0.39	$0.82	$0.32
Dividends per share	$0.283	$0.283	$0.295	$0.295

2014
Operating revenues:
Regulated electric revenues	$98,852	$96,697	$112,869	$86,431
Regulated gas revenues	110,713	31,218	21,404	58,385
Nonregulated revenues	680	850	862	891
Total Operating Revenues	210,245	128,765	135,135	145,707
Operating expenses	166,274	104,324	95,015	116,141
Operating income	43,971	24,441	40,120	29,566
Interest and other income, net	11	(1,320)	(2,505)	(5,780)
Income tax provision	(16,265)	(9,034)	(14,286)	(8,600)
Earnings on common stock	$27,717	$14,087	$23,329	$15,186
Earnings per common share	$0.80	$0.41	$0.67	$0.44
Dividends per share	$0.272	$0.272	$0.283	$0.283

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

23.

Related Party Transactions - MGE Energy and MGE.

ATC

During 2015, 2014, and 2013, MGE recorded $28.2 million, $26.8 million, and $27.7 million, respectively, for transmission services received from ATC. MGE also provides a variety of operational, maintenance, and project management work for ATC, which is reimbursed by ATC. For the years ended December 31, 2015 and 2013, MGE had a receivable due from ATC of $0.2 million. For the year ended December 31, 2014, MGE had a receivable due from ATC of $0.1 million.

For additional discussion on MGE's relationship with ATC, see Footnote 4.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

MGE Energy and MGE

None.

Item 9A. Controls and Procedures.

MGE Energy and MGE

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

During the fourth quarter of 2015, each registrant's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to that registrant, including its subsidiaries, is accumulated and made known to that registrant's management, including its principal executive officer and its principal financial officer, by other employees of that registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, the registrants do not control or manage certain of their unconsolidated entities, and thus, their access and ability to apply their procedures to those entities is more limited than is the case for their consolidated subsidiaries.

As of December 31, 2015, the principal executive officer and principal financial officer of each registrant concluded that such registrant's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective to accomplish their objectives. Each registrant intends to strive continually to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

During the quarter ended December 31, 2015, there were no changes in MGE Energy or MGE's internal controls over financial reporting that materially affected, or are reasonably likely to affect materially, MGE Energy or MGE's internal control over financial reporting.

MGE Energy and MGE

Management of MGE Energy and MGE are required to assess and report on the effectiveness of its internal control over financial reporting as of December 31, 2015. As a result of that assessment, management determined that there were no material weaknesses as of December 31, 2015 and, therefore, concluded that MGE Energy and MGE's internal control over financial reporting was effective. Management's Report on Internal Control Over Financial Reporting is included in Item 8. Financial Statements and Supplementary Data.

Item 9B. Other Information.

MGE Energy

None.

PART III.

Item 10. Directors, Executive Officers, and Corporate Governance.

MGE Energy

The information required by Item 10 relating to directors and nominees for election as directors at MGE Energy's annual meeting of shareholders is incorporated herein by reference to the information under the heading "ELECTION OF DIRECTORS" in MGE Energy's definitive proxy statement (2016 Proxy Statement) to be filed with the SEC on or before March 28, 2016. Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the information under the heading "BENEFICIAL OWNERSHIP - Section 16(a) Beneficial Ownership Reporting Compliance" in the 2016 Proxy Statement.

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

Item 11. Executive Compensation.

See Item 12.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

MGE Energy

The required information is included in the 2016 Proxy Statement, which will be filed with the SEC on or before March 28, 2016, for Item 11 under the section "EXECUTIVE COMPENSATION," not including "Compensation Committee Report," and "Cumulative Five-Year Total Return Comparison Graph," and for Item 12 under the section "BENEFICIAL OWNERSHIP," which is incorporated herein by reference.

MGE Energy does not have or maintain any equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

MGE Energy

The information required by Item 13 is incorporated by reference herein from the "BOARD OF DIRECTORS INFORMATION" section in the 2016 Proxy Statement, which will be filed with the SEC on or before March 28, 2016.

Item 14. Principal Accounting Fees and Services.

MGE Energy

The information required by Item 14 is incorporated herein by reference to the information under the heading "RATIFICATION OF PRICEWATERHOUSECOOPERS LLP AS OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM" in the 2016 Proxy Statement, which will be filed with the SEC on or before March 28, 2016.

MGE

Independent Registered Public Accounting Firm Fees Disclosure

	2015	2014
Audit fees (a)	$822,605	$803,913
Audit-related fees (b)	75,000	50,000
Tax fees (c)	137,965	204,367
All other fees (d)	7,900	69,100

(a)

Audit Fees were for professional services rendered for the audits of the financial statements, review of the interim financial statements, opinions on the effectiveness of our internal controls over financial reporting for MGE Energy, and services that generally only the independent auditor can reasonably provide, such as comfort letters, statutory audits, consents and assistance with and review of documents filed with the SEC.

(b)

Audit-Related Fees were for professional services rendered in connection with utility commission-mandated obligations.

(c)

Tax Fees were for review of federal and state income tax returns and tax planning.

(d)

All Other Fees were for generation project advisory services and access to the PwC online accounting standards library.

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

PART IV.

Item 15. Exhibits and Financial Statement Schedules.

(a) 1. Financial Statements.

MGE Energy
Consolidated Statements of Income for the years ended December 31, 2015, 2014, and 2013	55
Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014, and 2013	55
Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014, and 2013	56
Consolidated Balance Sheets as of December 31, 2015 and 2014	57
Consolidated Statements of Common Equity as of December 31, 2015, 2014, and 2013	58
Notes to Consolidated Financial Statements	63

MGE
Consolidated Statements of Income for the years ended December 31, 2015, 2014, and 2013	59
Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014, and 2013	59
Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014, and 2013	60
Consolidated Balance Sheets as of December 31, 2015 and 2014	61
Consolidated Statements of Common Equity as of December 31, 2015, 2014, and 2013	62
Notes to Consolidated Financial Statements	63

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

109

4.3

Indenture between Madison Gas and Electric Company and The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One, N.A.), as Trustee, dated as of September 1, 1998. (Exhibit 4B to Form 10-K for year ended December 31, 1999, File No. 0-1125.)

10.1

Credit Agreement dated as of June 1, 2015, among MGE Energy, Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent. (Exhibit 10.1 to Form 8-K dated June 3, 2015, File No. 0-49965)

10.2

Credit Agreement dated as of June 1, 2015, among Madison Gas and Electric Company, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent. (Exhibit 10.2 to Form 8-K dated June 3, 2015, File No. 0-1125.)

10.3

Credit Agreement dated as of June 1, 2015, among Madison Gas and Electric Company, the Lenders party thereto and U.S. Bank National Association, as Administrative Agent. (Exhibit 10.3 to Form 8-K dated June 3, 2015, File No. 0-1125.)

10.4

Copy of Joint Power Supply Agreement with Wisconsin Power and Light Company and Wisconsin Public Service Corporation dated February 2, 1967. (Exhibit 4.09 to Registration Statement, Registration No. 2-27308.)

10.5

Copy of Joint Power Supply Agreement (Exclusive of Exhibits) with Wisconsin Power and Light Company and Wisconsin Public Service Corporation dated July 26, 1973. (Exhibit 5.04A to Registration Statement, Registration No. 2-48781.)

10.6

Copy of Amended and Restated Agreement for Construction and Operation of Columbia Generating Plant dated January 17, 2007. (Exhibit 10.9 to Form 10-K for the year ended December 31, 2006, File No. 0-1125.)

10.7

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

110

10.14

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

10.20

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

111

10.27*

Form of Severance Agreement. (Exhibit 10.37 to Form 10-K for the year ended December 31, 2008, File No. 0-49965.)

10.28*

Form of Amendment to Severance Agreement. (Exhibit 10.29 to Form 10-K for the year ended December 31, 2010, File No. 0-49965.)

10.29*

Form of Deferred Compensation Agreement. (Exhibit 10.38 to Form 10-K for the year ended December 31, 2008, File No. 0-49965.)

10.30*

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

10.34*

Amendment Number Two to MGE Energy, Inc., 2006 Performance Unit Plan, dated February 25, 2015. (Exhibit 10.1 to Form 8-K dated December 15, 2015, File No. 0-49965.)

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

21

Subsidiaries of MGE Energy, Inc.

23

Consent of Independent Registered Public Accounting Firm

23.1

MGE Energy, Inc.

23.2

Madison Gas and Electric Company

31

Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 as to the Annual Report on Form 10-K for the year ended December 31, 2015, filed by the following officers for the following companies:

31.1

Filed by Gary J. Wolter for MGE Energy, Inc.

31.2

Filed by Jeffrey C. Newman for MGE Energy, Inc.

31.3

Filed by Gary J. Wolter for Madison Gas and Electric Company

31.4

Filed by Jeffrey C. Newman for Madison Gas and Electric Company

112

32

Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) as to the Annual Report on Form 10-K for the year ended December 31, 2015, filed by the following officers for the following companies:

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

113

Schedule I

Condensed Parent Company Financial Statements

MGE Energy, Inc.

Statements of Comprehensive Income

(Parent Company Only)

(In thousands)

	For the Years Ended December 31,
	2015	2014	2013
Operating Expenses:
Other operations and maintenance	$690	$689	$613
Total Operating Expenses	690	689	613
Operating Loss	(690)	(689)	(613)
Equity in earnings of investments	71,306	81,811	76,362
Other income/(loss), net	526	(1,879)	(1,863)
Other interest	136	93	55
Income before income taxes	71,278	79,336	73,941
Income tax provision	65	983	964
Net Income	71,343	80,319	74,905
Other Comprehensive Income, Net of Tax:
Unrealized (loss) gain on available-for-sale securities, net of
tax ($67, ($54), and ($189))	(101)	81	283
Comprehensive Income	$71,242	$80,400	$75,188

The accompanying notes are an integral part of the above consolidated financial statements.

MGE Energy, Inc.

Statements of Cash Flows

(Parent Company Only)

(In thousands)

	For the Years Ended December 31,
	2015	2014	2013
Net Cash Flows Provided by Operating Activities	$37,085	$48,165	$53,952
Investing Activities:
Other investing	(3,690)	(2,422)	(2,425)
Cash Used for Investing Activities	(3,690)	(2,422)	(2,425)
Financing Activities:
Cash dividends paid on common stock	(40,043)	(38,429)	(37,107)
Other financing	-	(89)	(97)
Cash Used for Financing Activities	(40,043)	(38,518)	(37,204)
Change in cash and cash equivalents:	(6,648)	7,225	14,323
Cash and cash equivalents at beginning of period	58,429	51,204	36,881
Cash and cash equivalents at end of period	$51,781	$58,429	$51,204

The accompanying notes are an integral part of the above consolidated financial statements.

114

Schedule I

Condensed Parent Company Financial Statements (continued)

MGE Energy, Inc.

Balance Sheets

(Parent Company Only)

(In thousands)

	At December 31,
ASSETS	2015	2014
Current Assets:
Cash and cash equivalents	$51,781	$58,429
Accounts receivable, net:
Accounts receivable from affiliates	20	64
Other current assets	1,386	2,809
Total Current Assets	53,187	61,302
Other deferred assets and other	249	140
Investments:
Investments in affiliates	649,276	619,563
Other investments	1,447	1,177
Total Investments	650,723	620,740
Total Assets	$704,159	$682,182

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable to affiliates	$530	$7,096
Accrued taxes	263	663
Other current liabilities	144	2,601
Total Current Liabilities	937	10,360
Other Credits:
Deferred income taxes	7,998	7,125
Accounts payable to affiliates	4,766	5,296
Total Other Credits	12,764	12,421
Shareholders' Equity:
Common shareholders' equity	350,936	350,936
Retained income	339,165	308,007
Other comprehensive income	357	458
Total Shareholders' Equity	690,458	659,401
Commitments and contingencies (see Footnote 3)	-	-
Total Liabilities and Shareholders' Equity	$704,159	$682,182

The accompanying notes are an integral part of the above consolidated financial statements.

115

Schedule I

Condensed Parent Company Financial Statements (continued)

Notes to Condensed Financial Statements

(Parent Company Only)

1.

Basis of Presentation.

MGE Energy is a holding company and conducts substantially all of its business operations through its subsidiaries. For Parent Company only presentation, investment in subsidiaries are accounted for using the equity method. These condensed Parent Company financial statements and related notes have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X. These statements should be read in conjunction with the financial statements and the notes in Item 8. Financial Statements and Supplementary Data of the Annual Report on Form 10-K for the year ended December 31, 2015.

2.

Credit Agreements.

As of December 31, 2015, MGE Energy had access to an unsecured, committed credit facility with aggregate bank commitments of $50.0 million. At December 31, 2015, no borrowings were outstanding under this facility.

See Footnote 10 of the Notes to Consolidated Financial Statements for further information regarding MGE Energy's credit agreements.

3.

Commitments and Contingencies.

See Footnote 18 of the Notes to Consolidated Financial Statements for commitments and contingencies.

4.

Dividends from Affiliates.

	Dividends from Affiliates
(In thousands)	2015	2014	2013
MGE	$30,000	$26,500	$25,000
MGE Power Elm Road	10,000	13,500	17,300
MGE Power West Campus	3,000	6,000	9,250
MGE Transco	1,708	1,859	816
Total	$44,708	$47,859	$52,366

Dividend Restrictions

Dividend payments by MGE to MGE Energy are subject to restrictions arising under a PSCW rate order and, to a lesser degree, MGE's first mortgage bonds. The PSCW order restricts any dividends, above the PSCW authorized amount of $43 million, that MGE may pay MGE Energy if its common equity ratio, calculated in the manner used in the rate proceeding, is less than 55%. MGE's thirteen month rolling average common equity ratio at December 31, 2015, is 59.7% as determined under the calculation used in the rate proceeding. MGE paid cash dividends of $30.0 million to MGE Energy in 2015. The rate proceeding calculation includes as indebtedness imputed amounts for MGE's outstanding purchase power capacity payments and other PSCW adjustments, but does not include the indebtedness associated with MGE Power Elm Road or MGE Power West Campus, which are consolidated into MGE's financial statements but are not direct obligations of MGE.

MGE has covenanted with the holders of its first mortgage bonds not to declare or pay any dividend or make any other distribution on or purchase any shares of its common stock unless, after giving effect thereto, the aggregate amount of all such dividends and distributions and all amounts applied to such purchases, after December 31, 1945, shall not exceed the earned surplus (retained earnings) accumulated subsequent to December 31, 1945. As of December 31, 2015, approximately $353.0 million was available for the payment of dividends under this covenant.

See Footnotes 9 and 10 of the Notes to Consolidated Financial Statements for long-term debt and lines of credit dividend restrictions.

116

Schedule II

MGE Energy, Inc. and Madison Gas and Electric Company

Valuation and Qualifying Accounts

		Additions
	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts	Net Accounts Written Off	Balance at End of Period

Fiscal Year 2013:
Accumulated provision for uncollectibles	$4,816,118	2,373,342	37,200	(2,256,949)	$4,969,711

Fiscal Year 2014:
Accumulated provision for uncollectibles	$4,969,711	1,898,300	15,092	(2,134,446)	$4,748,657

Fiscal Year 2015:
Accumulated provision for uncollectibles	$4,748,657	595,500	25,500	(1,675,577)	$3,694,080

117

Signatures - MGE Energy, Inc.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

MGE Energy, Inc.
(Registrant)

Date: February 25, 2016	/s/ Gary J. Wolter
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2016.

/s/ Gary J. Wolter	Gary J. Wolter Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)

/s/ Jeffrey C. Newman	Jeffrey C. Newman Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ Mark D. Bugher	Mark D. Bugher, Director

/s/ Londa J. Dewey	Londa J. Dewey, Director

/s/ F. Curtis Hastings	F. Curtis Hastings, Director

/s/ Regina M. Millner	Regina M. Millner, Director

/s/ John R. Nevin	John R. Nevin, Director

/s/ James L. Possin	James L. Possin, Director

/s/ Thomas R. Stolper	Thomas R. Stolper, Director

118

Signatures - Madison Gas and Electric Company

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Madison Gas and Electric Company
(Registrant)

Date: February 25, 2016	/s/ Gary J. Wolter
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2016.

/s/ Gary J. Wolter	Gary J. Wolter Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)

/s/ Jeffrey C. Newman	Jeffrey C. Newman Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ Mark D. Bugher	Mark D. Bugher, Director

/s/ Londa J. Dewey	Londa J. Dewey, Director

/s/ F. Curtis Hastings	F. Curtis Hastings, Director

/s/ Regina M. Millner	Regina M. Millner, Director

/s/ John R. Nevin	John R. Nevin, Director

/s/ James L. Possin	James L. Possin, Director

/s/ Thomas R. Stolper	Thomas R. Stolper, Director

119