Form 10-Q
period 2016-03-31
MGE ENERGY INC; MADISON GAS & ELECTRIC CO
filed 2016-05-05
CIK 1161728, 61339

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:

March 31, 2016

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

Number of Shares Outstanding of Each Class of Common Stock as of April 30, 2016
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

14

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

30

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

41

Item 4. Controls and Procedures.

43

PART II. OTHER INFORMATION.

44

Item 1. Legal Proceedings.

44

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

44

Item 4. Mine Safety Disclosures.

44

Item 6. Exhibits.

44

Signatures - MGE Energy, Inc.

46

Signatures - Madison Gas and Electric Company

47

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

The factors that could cause actual results to differ materially from the forward-looking statements made by a registrant include (a) those factors discussed in the Registrants' 2015 Annual Report on Form 10-K: Item 1A. Risk Factors, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, as updated by Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations in this report, and Item 8. Financial Statements and Supplementary Data – Note 18, as updated by Part I, Item 1. Financial Statements – Note 7 in this report, and (b) other factors discussed herein and in other filings made by that registrant with the SEC.

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

Definitions, Abbreviations, and Acronyms Used in the Text and Notes of this Report

Abbreviations, acronyms, and definitions used in the text and notes of this report are defined below.

MGE Energy and Subsidiaries:

CWDC	Central Wisconsin Development Corporation
MAGAEL	MAGAEL, LLC
MGE	Madison Gas and Electric Company
MGE Energy	MGE Energy, Inc.
MGE Power	MGE Power, LLC
MGE Power Elm Road	MGE Power Elm Road, LLC
MGE Power West Campus	MGE Power West Campus, LLC
MGE Services	MGE Services, LLC
MGE State Energy Services	MGE State Energy Services, LLC
MGE Transco	MGE Transco Investment, LLC
NGV Fueling Services	NGV Fueling Services, LLC
North Mendota	North Mendota Energy & Technology Park, LLC

Other Defined Terms:

AFUDC	Allowance for Funds Used During Construction
ATC	American Transmission Company LLC
BART	Best Available Retrofit Technology
Blount	Blount Station
CAVR	Clean Air Visibility Rule
CCR	Coal Combustion Residual
Codification	Financial Accounting Standards Board Accounting Standards Codification
Columbia	Columbia Energy Center
CPP	Clean Power Plan
CSAPR	Cross-State Air Pollution Rule
Dth	Dekatherms, a quantity measure used in respect of natural gas
EGUs	Electric Generating Units
ELG	Effluent Limitations Guidelines
Elm Road Units	Elm Road Generating Station
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FTR	Financial Transmission Rights
GHG	Greenhouse Gas
Heating degree days (HDD)	Measure of the extent to which the average daily temperature is below 65 degrees Fahrenheit, which is considered an indicator of possible increased demand for energy to provide heating
kWh	Kilowatt-hour, a measure of electric energy produced
MISO	Midcontinent Independent System Operator (a regional transmission organization)
MW	Megawatt, a measure of electric energy generating capacity
MWh	Megawatt-hour, a measure of electric energy produced
NAAQS	National Ambient Air Quality Standards
NO2	Nitrogen Dioxide
NOx	Nitrogen Oxides
PGA	Purchased Gas Adjustment clause, a regulatory mechanism used to reconcile natural gas costs recovered in rates to actual costs
PM	Particulate Matter
PPA	Purchased Power Agreement
ppb	Parts Per Billion
PSCW	Public Service Commission of Wisconsin
ROE	Return on Equity
SCR	Selective Catalytic Reduction
SEC	Securities and Exchange Commission
SO2	Sulfur Dioxide

4

the State	State of Wisconsin
Stock Plan	Direct Stock Purchase and Dividend Reinvestment Plan of MGE Energy
UW	University of Wisconsin at Madison
VIE	Variable Interest Entity
WCCF	West Campus Cogeneration Facility
WDNR	Wisconsin Department of Natural Resources
Working capital	Current assets less current liabilities
WPDES	Wisconsin Pollutant Discharge Elimination System
WPL	Wisconsin Power and Light Company
XBRL	eXtensible Business Reporting Language

Item 1. Financial Statements.

MGE Energy, Inc.

Consolidated Statements of Income (unaudited)

(In thousands, except per-share amounts)

	Three Months Ended March 31,

	2016	2015
Operating Revenues:
Electric revenues	$93,690	$100,206
Gas revenues	53,837	69,928
Total Operating Revenues	147,527	170,134

Operating Expenses:
Fuel for electric generation	12,013	11,892
Purchased power	14,670	22,865
Cost of gas sold	32,523	46,919
Other operations and maintenance	42,730	40,674
Depreciation and amortization	11,032	10,849
Other general taxes	5,028	5,084
Total Operating Expenses	117,996	138,283
Operating Income	29,531	31,851

Other income, net	2,442	2,105
Interest expense, net	(5,000)	(5,091)
Income before income taxes	26,973	28,865
Income tax provision	(9,945)	(10,587)
Net Income	$17,028	$18,278

Earnings Per Share of Common Stock
(basic and diluted)	$0.49	$0.53

Dividends per share of common stock	$0.295	$0.283

Average Shares Outstanding
(basic and diluted)	34,668	34,668

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Comprehensive Income (unaudited)

(In thousands)

	Three Months Ended March 31,

	2016	2015
Net Income	$17,028	$18,278
Other comprehensive income, net of tax:
Unrealized loss on available-for-sale securities, net of
tax ($110 and $57)	(164)	(85)
Comprehensive Income	$16,864	$18,193

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Three Months Ended March 31,

	2016	2015
Operating Activities:
Net income	$17,028	$18,278
Items not affecting cash:
Depreciation and amortization	11,032	10,849
Deferred income taxes	2,840	3,723
Provision for doubtful receivables	592	97
Employee benefit plan expenses	(57)	792
Equity earnings in ATC	(2,233)	(1,881)
Other items	86	(658)
Changes in working capital items:
Decrease in current assets	22,311	17,985
Increase (decrease) in current liabilities	1,487	(11,091)
Dividend income from ATC	865	1,420
Cash contributions to pension and other postretirement plans	(11,159)	(10,809)
Other noncurrent items, net	937	5,935
Cash Provided by Operating Activities	43,729	34,640

Investing Activities:
Capital expenditures	(15,642)	(11,533)
Capital contributions to investments	(671)	(280)
Other	(183)	(48)
Cash Used for Investing Activities	(16,496)	(11,861)

Financing Activities:
Cash dividends paid on common stock	(10,227)	(9,794)
Repayment of long-term debt	(1,059)	(1,037)
Repayment of short-term debt	-	(7,000)
Cash Used for Financing Activities	(11,286)	(17,831)

Change in cash and cash equivalents	15,947	4,948
Cash and cash equivalents at beginning of period	81,384	65,755
Cash and cash equivalents at end of period	$97,331	$70,703

The accompanying notes are an integral part of the unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Balance Sheets (unaudited)

(In thousands)

	March 31, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$97,331	$81,384
Accounts receivable, less reserves of $3,289 and $3,052, respectively	36,710	37,112
Other accounts receivable, less reserves of $569 and $642, respectively	5,637	7,477
Unbilled revenues	23,375	25,008
Materials and supplies, at average cost	20,335	19,155
Fossil fuel	10,222	13,110
Stored natural gas, at average cost	8,548	16,145
Prepaid taxes	24,606	35,252
Regulatory assets - current	10,448	9,538
Other current assets	9,992	10,570
Total Current Assets	247,204	254,751
Regulatory assets	149,987	148,199
Other deferred assets and other	6,476	6,377
Property, Plant, and Equipment:
Property, plant, and equipment, net	1,218,282	1,217,094
Construction work in progress	33,198	26,351
Total Property, Plant, and Equipment	1,251,480	1,243,445
Investments	75,269	73,631
Total Assets	$1,730,416	$1,726,403

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$34,264	$4,266
Accounts payable	41,132	40,830
Accrued interest and taxes	3,975	5,067
Accrued payroll related items	8,926	11,215
Regulatory liabilities - current	11,071	9,515
Derivative liabilities	9,374	8,343
Other current liabilities	9,181	4,910
Total Current Liabilities	117,923	84,146
Other Credits:
Deferred income taxes	363,671	360,785
Investment tax credit - deferred	1,024	1,050
Regulatory liabilities	21,493	20,785
Accrued pension and other postretirement benefits	64,259	75,680
Derivative liabilities	46,540	44,935
Other deferred liabilities and other	62,620	61,820
Total Other Credits	559,607	565,055
Capitalization:
Common shareholders' equity	697,095	690,458
Long-term debt	355,791	386,744
Total Capitalization	1,052,886	1,077,202
Commitments and contingencies (see Footnote 7)	-	-
Total Liabilities and Capitalization	$1,730,416	$1,726,403

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Common Equity (unaudited)

(In thousands, except per-share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income	Total
2015
Beginning balance - December 31, 2014	34,668	$34,668	$316,268	$308,007	$458	$659,401
Cumulative effect of new accounting principle				(142)		(142)
Beginning balance - Adjusted				307,865		659,259
Net income				18,278		18,278
Other comprehensive loss					(85)	(85)
Common stock dividends declared
($0.283 per share)				(9,794)		(9,794)
Ending balance - March 31, 2015	34,668	$34,668	$316,268	$316,349	$373	$667,658

2016
Beginning balance - December 31, 2015	34,668	$34,668	$316,268	$339,165	$357	$690,458
Net income				17,028		17,028
Other comprehensive loss					(164)	(164)
Common stock dividends declared
($0.295 per share)				(10,227)		(10,227)
Ending balance - March 31, 2016	34,668	$34,668	$316,268	$345,966	$193	$697,095

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Income (unaudited)

(In thousands)

	Three Months Ended March 31,

	2016	2015
Operating Revenues:
Electric revenues	$93,696	$100,211
Gas revenues	53,847	69,933
Total Operating Revenues	147,543	170,144

Operating Expenses:
Fuel for electric generation	12,016	11,894
Purchased power	14,674	22,868
Cost of gas sold	32,534	46,923
Other operations and maintenance	42,402	40,472
Depreciation and amortization	11,020	10,837
Other general taxes	5,028	5,084
Income tax provision	9,090	9,776
Total Operating Expenses	126,764	147,854
Operating Income	20,779	22,290

Other Income and Deductions:
AFUDC - equity funds	261	128
Equity in earnings in ATC	2,233	1,881
Income tax provision	(942)	(808)
Other expense, net	(73)	(39)
Total Other Income and Deductions	1,479	1,162
Income before interest expense	22,258	23,452

Interest Expense:
Interest on long-term debt	5,109	5,151
Other interest, net	37	32
AFUDC - borrowed funds	(85)	(42)
Net Interest Expense	5,061	5,141
Net Income	$17,197	$18,311
Less Net Income Attributable to Noncontrolling Interest, net of tax	(6,252)	(6,553)
Net Income Attributable to MGE	$10,945	$11,758

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Comprehensive Income (unaudited)

(In thousands)

	Three Months Ended March 31,

	2016	2015
Net Income	$17,197	$18,311
Other comprehensive income, net of tax:
Unrealized loss on available-for-sale securities, net of
tax ($20 and $55)	(30)	(82)
Comprehensive Income	$17,167	$18,229
Less: Comprehensive income attributable to Noncontrolling
Interest, net of tax	(6,252)	(6,553)
Comprehensive Income attributable to MGE	$10,915	$11,676

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Three Months Ended March 31,

	2016	2015
Operating Activities:
Net income	$17,197	$18,311
Items not affecting cash:
Depreciation and amortization	11,020	10,837
Deferred income taxes	2,502	2,391
Provision for doubtful receivables	592	97
Employee benefit plan expenses	(57)	792
Equity earnings in ATC	(2,233)	(1,881)
Other items	112	(526)
Changes in working capital items:
Decrease in current assets	22,053	18,825
Increase (decrease) in current liabilities	1,524	(8,859)
Dividend income from ATC	865	1,420
Cash contributions to pension and other postretirement plans	(11,159)	(10,809)
Other noncurrent items, net	906	5,901
Cash Provided by Operating Activities	43,322	36,499

Investing Activities:
Capital expenditures	(15,642)	(11,533)
Capital contributions to investments	(533)	(178)
Other	(72)	(17)
Cash Used for Investing Activities	(16,247)	(11,728)

Financing Activities:
Cash dividends paid to parent by MGE	(10,000)	-
Distributions to parent from noncontrolling interest	(6,500)	(6,818)
Equity contribution received by noncontrolling interest	533	2,678
Repayment of long-term debt	(1,059)	(1,037)
Repayment of short-term debt	-	(7,000)
Cash Used for Financing Activities	(17,026)	(12,177)

Change in cash and cash equivalents	10,049	12,594
Cash and cash equivalents at beginning of period	26,760	4,562
Cash and cash equivalents at end of period	$36,809	$17,156

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Balance Sheets (unaudited)

(In thousands)

	March 31, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$36,809	$26,760
Accounts receivable, less reserves of $3,289 and $3,052, respectively	36,710	37,112
Affiliate receivables	686	542
Other accounts receivable, less reserves of $569 and $642, respectively	5,522	7,390
Unbilled revenues	23,375	25,008
Materials and supplies, at average cost	20,335	19,155
Fossil fuel	10,222	13,110
Stored natural gas, at average cost	8,547	16,145
Prepaid taxes	23,764	34,279
Regulatory assets - current	10,448	9,538
Other current assets	9,978	10,544
Total Current Assets	186,396	199,583
Affiliate receivable long-term	4,633	4,766
Regulatory assets	149,987	148,199
Other deferred assets and other	4,219	4,216
Property, Plant, and Equipment:
Property, plant, and equipment, net	1,217,614	1,216,415
Construction work in progress	33,198	26,351
Total Property, Plant, and Equipment	1,250,812	1,242,766
Investments	71,835	69,984
Total Assets	$1,667,882	$1,669,514

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$34,264	$4,266
Accounts payable	41,140	40,742
Accrued interest and taxes	3,927	5,021
Accrued payroll related items	8,926	11,215
Regulatory liabilities - current	11,071	9,515
Derivative liabilities	9,374	8,343
Other current liabilities	9,005	4,791
Total Current Liabilities	117,707	83,893
Other Credits:
Deferred income taxes	355,264	352,626
Investment tax credit - deferred	1,024	1,050
Regulatory liabilities	21,493	20,785
Accrued pension and other postretirement benefits	64,259	75,680
Derivative liabilities	46,540	44,935
Other deferred liabilities and other	62,620	61,817
Total Other Credits	551,200	556,893
Capitalization:
Common shareholder's equity	502,591	501,676
Noncontrolling interest	140,593	140,308
Total Equity	643,184	641,984
Long-term debt	355,791	386,744
Total Capitalization	998,975	1,028,728
Commitments and contingencies (see Footnote 7)	-	-
Total Liabilities and Capitalization	$1,667,882	$1,669,514

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Common Equity (unaudited)

(In thousands)

					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling
	Shares	Value	Capital	Earnings	Income/(Loss)	Interest	Total
2015
Beginning balance - Dec. 31, 2014	17,348	$17,348	$192,417	$276,662	$144	$125,689	$612,260
Cumulative effect of new accounting principle				(142)			(142)
Beginning balance - Adjusted				276,520			612,118
Net income				11,758		6,553	18,311
Other comprehensive loss					(82)		(82)
Equity contribution received by
noncontrolling interest						2,678	2,678
Distributions to parent from
noncontrolling interest						(6,818)	(6,818)
Ending balance - March 31, 2015	17,348	$17,348	$192,417	$288,278	$62	$128,102	$626,207

2016
Beginning balance - Dec. 31, 2015	17,348	$17,348	$192,417	$291,888	$23	$140,308	$641,984
Net income				10,945		6,252	17,197
Other comprehensive loss					(30)		(30)
Cash dividends paid to parent
by MGE				(10,000)			(10,000)
Equity contribution received by
noncontrolling interest						533	533
Distributions to parent from
noncontrolling interest						(6,500)	(6,500)
Ending balance - March 31, 2016	17,348	$17,348	$192,417	$292,833	$(7)	$140,593	$643,184

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc., and Madison Gas and Electric Company

Notes to Consolidated Financial Statements (unaudited)

March 31, 2016

1.

Basis of Presentation - MGE Energy and MGE.

This report is a combined report of MGE Energy and MGE. References in this report to "MGE Energy" are to MGE Energy, Inc. and its subsidiaries. References in this report to "MGE" are to Madison Gas and Electric Company.

MGE Power Elm Road and MGE Power West Campus own electric generating assets and lease those assets to MGE. Both entities are variable interest entities under applicable authoritative accounting guidance. MGE is considered the primary beneficiary of these entities as a result of contractual agreements. As a result, MGE has consolidated MGE Power Elm Road and MGE Power West Campus. See Footnote 2 of Notes to Consolidated Financial Statements under Item 8, Financial Statements and Supplementary Data, of MGE Energy's and MGE's 2015 Annual Report on Form 10-K.

The accompanying consolidated financial statements as of March 31, 2016, and for the three months ended, are unaudited, but include all adjustments that MGE Energy and MGE management consider necessary for a fair statement of their respective financial statements. All adjustments are of a normal, recurring nature except as otherwise disclosed. The year-end consolidated balance sheet information was derived from the audited balance sheet appearing in MGE Energy's and MGE's 2015 Annual Report on Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These notes should be read in conjunction with the financial statements and the notes on pages 55 through 105 of the 2015 Annual Report on Form 10-K.

2.

Equity and Financing Arrangements - MGE Energy.

a.

Common Stock.

MGE Energy sells shares of its common stock through its Stock Plan. Those shares may be newly issued shares or shares that MGE Energy has purchased in the open market for resale to participants in the Stock Plan. All sales under the Stock Plan are covered by a shelf registration statement that MGE Energy filed with the SEC. For both the three months ended March 31, 2016 and 2015, MGE Energy did not issue any new shares of common stock under the Stock Plan.

b.

Dilutive Shares Calculation.

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

MGE Transco has accounted for its investment in ATC under the equity method of accounting. For the three months ended March 31, 2016 and 2015, MGE Transco recorded the following:

	Three Months Ended March 31,

(In thousands)	2016	2015
Equity in earnings from investment in ATC	$2,233	$1,881
Dividends received from ATC	865	1,420
Capital contributions to ATC	533	178

MGE Transco's investment in ATC as of March 31, 2016, and December 31, 2015, was $71.4 million and $69.5 million, respectively.

At March 31, 2016, MGE is the majority owner (51%), and MGE Energy, the holding company, is the minority owner (49%) of MGE Transco. MGE Energy's proportionate share of the equity and net income of MGE Transco is classified within the MGE financial statements as noncontrolling interest. MGE's ownership interest is expected to decline below a majority during 2016 as a result of continued funding of ATC capital contributions by MGE Energy, and may be completely eliminated in favor of MGE Energy if the PSCW accepts a staff recommendation that MGE transfer its interest in ATC to MGE Energy. The recommendation arose in the context of requests for regulatory approvals by several owners of ATC in connection with a reorganization of ATC designed to separate its existing Wisconsin-based transmission operations from its non-Wisconsin transmission development activities. The change will have no effect on MGE Energy's consolidated financial statements. No gain or loss is expected to be recognized on the date MGE ceases to have a controlling financial interest.

ATC's summarized financial data for the three months ended March 31, 2016 and 2015, is as follows:

	Three Months Ended March 31,

(In thousands)	2016	2015
Operating revenues	$164,240	$152,357
Operating expenses	(79,065)	(79,951)
Other income, net	127	62
Interest expense, net	(24,208)	(24,483)
Earnings before members' income taxes	$61,094	$47,985

4.

Taxes - MGE Energy and MGE.

Effective Tax Rate.

MGE Energy's effective income tax rate for the three months ended March 31, 2016 and 2015, was 36.9% and 36.7%, respectively. MGE's effective income tax rate for the three months ended March 31, 2016 and 2015, was 36.8% and 36.6%, respectively. The increase in the effective tax rate is due in part to a lower estimated domestic manufacturing deduction and lower estimated AFUDC equity earnings in 2016.

5.

Pension and Other Postretirement Plans - MGE Energy and MGE.

MGE maintains qualified and nonqualified pension plans, health care, and life insurance benefits. Additionally, MGE has defined contribution 401(k) benefit plans. MGE refined its methodology for using discount rates to measure the components of net periodic benefit cost for 2016. The refined methodology uses individual spot rates, instead of a weighted average of the yield curve spot rates, for measuring the service cost and interest cost components.

The following table presents the components of MGE Energy's and MGE's net periodic benefit costs recognized for the three months ended March 31, 2016 and 2015. A portion of the net periodic benefit cost is capitalized within the consolidated balance sheets.

	Three Months Ended March 31,

(In thousands)	2016	2015
Pension Benefits
Components of net periodic cost:
Service cost	$1,381	$1,798
Interest cost	3,089	3,440
Expected return on assets	(5,593)	(5,677)
Amortization of:
Prior service cost	2	6
Actuarial loss	1,356	1,334
Net periodic cost	$235	$901

Postretirement Benefits
Components of net periodic (benefit) cost:
Service cost	$324	$383
Interest cost	674	778
Expected return on assets	(705)	(703)
Amortization of:
Transition obligation	1	1
Prior service benefit	(667)	(667)
Actuarial loss	159	262
Net periodic (benefit) cost	$(214)	$54

6.

Share-Based Compensation - MGE Energy and MGE.

Under MGE Energy's Performance Unit Plan, eligible employees may receive performance units that entitle the holder to receive a cash payment equal to the value of a designated number of shares of MGE Energy's common stock, plus dividend equivalent payments thereon, at the end of the set performance period.

In February 2016, 19,055 units were granted based on the MGE Energy closing stock price as of that date. Units are subject to a five-year graded vesting schedule. On the grant date, MGE Energy and MGE measure the cost of the employee services received in exchange for a performance unit award based on the current market value of MGE Energy common stock. The fair value of the awards is re-measured quarterly, including at March 31, 2016, as required by applicable accounting standards. Changes in fair value as well as the original grant are recognized as compensation cost. Since this amount is re-measured throughout the vesting period, the compensation cost is subject to variability.

For nonretirement eligible employees, stock based compensation costs are accrued and recognized using the graded vesting method. Compensation cost for retirement eligible employees or employees that will become retirement eligible during the vesting schedule are recognized on an abridged horizon.

Under the Director Incentive Plan, a non-employee director can receive performance units that entitle the holder to receive a cash payment equal to the value of a designated number of shares of MGE Energy's common stock, plus dividend payments, at the end of the set performance period. The units are subject to a three-year graded vesting schedule. This plan is similar to MGE Energy's Performance Unit Plan for eligible employees described above. In January 2016, 3,773 units were granted.

During the three months ended March 31, 2016 and 2015, MGE recorded $1.3 million and $0.5 million, respectively, in compensation expense as a result of awards under the plans. In January 2016, cash payments of $1.2 million were distributed relating to awards that were granted in 2011. During the three months ended March 31, 2015, MGE recorded a $0.2 million gain on 4,676 units forfeited. No forfeitures occurred during the three months ended March 31, 2016. At March 31, 2016, $5.3 million of outstanding awards are vested, and of this amount, no cash settlements have occurred.

16

7.

Commitments and Contingencies - MGE Energy and MGE.

a.

Environmental.

MGE Energy and MGE are subject to frequently changing local, state, and federal regulations concerning air quality, water quality, land use, threatened and endangered species, hazardous materials handling, and solid waste disposal. These regulations affect the manner in which we conduct our operations, the costs of those operations, as well as capital and operating expenditures. Regulatory initiatives, proposed rules, and court challenges to adopted rules, have the potential to have a material effect on our capital expenditures and operating costs. These initiatives, proposed rules, and court challenges include:

EPA's Effluent Limitations Guidelines (ELG) and Standards for Steam Electric Power Generating Point Source Category

In November 2015, the EPA published its final rule setting Effluent Limitations Guidelines (ELG) for the steam electric power generating industry. The ELG rule establishes federal limits on the amount of metals and other pollutants that can be discharged in wastewater from new and existing steam electric generation plants. The ELG rule mostly covers pollutants that are captured by certain air pollution control systems and via wet ash handling systems at coal-burning power plants with units greater than 50 MW generation capacity. The operators of our Columbia and Elm Road Units have indicated that equipment upgrades may be necessary to comply with the new discharge standards. The rule will be applied to Wisconsin-based power plants as they renew their WPDES permits, beginning in 2018 but no later than 2023. Management believes that any compliance costs will be recovered in future rates based on previous treatment of environmental compliance projects.

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

On January 26, 2016, several parties filed a request for a stay of the CPP with the U.S. Supreme Court; and on February 9, 2016, the U.S. Supreme Court granted that request. The CPP may not be implemented until the courts ultimately resolve the underlying legality of the rule. Oral arguments are scheduled before the D.C. Circuit for June 2, 2016.

Given the pending legal proceedings and the need for a yet-to-be-developed state implementation plan or finalization of the federal implementation plan, the nature and timing of any final requirements is subject to uncertainty. If the rule remains substantially in its present form, it is expected to have a material impact on MGE.

National Ambient Air Quality Standards (NAAQS)

The EPA's NAAQS regulations have been developed to set ambient levels of six pollutants to protect sensitive populations (primary NAAQS) and the environment (secondary NAAQS) from the negative effects of exposure to these pollutants at higher levels. MGE is following developments for several NAAQS, including for particulate matter, nitrogen dioxide, sulfur dioxide, and ozone. Further discussion on sulfur dioxide, ozone, and nitrogen dioxide NAAQS follows. For additional information on the NAAQS process, see Footnote 18.c. of Notes to Consolidated Financial Statements under Item 8, Financial Statements and Supplementary Data, of MGE Energy's and MGE's 2015 Annual Report on Form 10-K.

Ozone NAAQS

In October 2015, the EPA revised the primary and secondary ozone NAAQS, lowering each to 70 ppb. The rule became effective in December 2015. Based on current ozone monitoring data, it appears that Milwaukee County (where our Elm Road Units are located) will likely not attain the lowered standards, and Dane and Columbia Counties (where our WCCF/Blount and Columbia Units are located, respectively) may or may not attain them. It is too early to determine, however, as final attainment designations for these three counties will be based upon air monitoring data for years 2014-2016 and must be approved by the EPA. Once these designations are complete, the State of Wisconsin will develop implementation plans for each county designated as nonattainment, which could affect operations and emission control obligations for plants located within the nonattainment counties. The State of Wisconsin has joined a lawsuit filed by several states challenging the EPA's new ozone standard alleging that the new standard is not attainable and the EPA is not properly considering background levels in setting its ozone attainment levels. Briefings in this challenge began in April 2016 and will continue through the summer. The final briefs are scheduled to be filed in September 2016. MGE will continue to monitor legal developments, attainment designations, and any state actions and implementation plans.

Sulfur Dioxide (SO2) NAAQS

In March 2015, the EPA entered into a court-approved consent decree requiring 1-hour SO2 attainment/nonattainment area designations to be completed in three phases extending out until 2020. In August 2015, the EPA published its data requirements rule and under this new rule, states must submit their first designation proposals by July 2016 for those areas that contain large stationary sources of SO2 (sources that emit over a threshold mass of SO2, and/or over a threshold emissions rate). MGE's Columbia Plant was identified as one of these types of sources and thus Wisconsin is required to submit a designation proposal for Columbia County (the county in which the Columbia Plant is located). Wisconsin sent a designation proposal for Columbia County to the EPA on September 15, 2015. Wisconsin proposed that Columbia be considered in attainment based on recent SO2 air emissions modeling that took newly installed pollution controls into account. In February 2016, the EPA sent a response letter to the State of Wisconsin indicating that it agreed with Wisconsin's recommended designations, and has given a preliminary classification of Columbia County as an unclassified/ attainment area. The EPA stated in their response letter that they intend to finalize designations by July 2, 2016. In addition to the EPA's actions on SO2 NAAQS, the WDNR is revising its state rules to incorporate the one hour SO2 standard with a proposed final rule date of August 2016. MGE will continue to monitor developments until final designations are made, however, we do not anticipate any material costs from this rule.

Nitrogen Dioxide (NO2) NAAQS

The WDNR is revising its state rules to incorporate the EPA's one hour NO2 NAAQS rule that was finalized in 2010. The anticipated effective date of the state rule is August 1, 2016. Wisconsin's NO2 NAAQS rule may affect our stationary fossil-fuel generation sources by requiring that we demonstrate consistency with the NAAQS when applying for certain air permits. Preliminary assessments conducted by MGE suggest that these NAAQS rules will not have a material impact. MGE will continue to monitor rule developments.

EPA's Cross-State Air Pollution Rule: Proposed Ozone Season Update based on 2008 Ozone NAAQS

The EPA's Cross-State Air Pollution Rule (CSAPR) is an interstate air pollution transport rule designed to reduce ozone and fine particulate (PM2.5) air levels in areas that the EPA has determined are being affected by pollution from neighboring and upwind states. This is accomplished in the CSAPR through a reduction in SO2 and Nitrogen Oxides (NOx) from fossil-fuel fired power plants. NOx and SO2 contribute to fine particulate pollution, and NOx contributes to ozone. Reductions are achieved through a cap and trade model. Individual plants can meet their caps through modifications and/or buying allowances on the market.

In December 2015, the EPA published a proposed rule to amend the existing CSAPR. The proposed rule is designed to incorporate 2008 Ozone NAAQS attainment levels (the current CSAPR is based on 1997 Ozone NAAQS levels) in 23 states, including Wisconsin, by further limiting ozone season NOx levels through a reduction in NOx allowances. The proposed rule also includes revisions to CSAPR that are designed to address issues remaining from the D.C. Circuit remand of CSAPR, including Wisconsin's inclusion in the NOx ozone season portion of the rule.

The proposed rule would reduce summertime NOx emissions from power plants starting in 2017. Initial review of this proposed rule shows that we will likely need to buy NOx Ozone Season allowances to comply with the rule. Depending on the cost of allowances, this requirement could be material for MGE. It is however too soon to tell what costs MGE will incur as the rule is not finalized, all legal proceedings are not completed, and the allowances are not on the market yet. We expect to monitor the rule developments and the D.C. Circuit Court remand completion to help determine how this rule will ultimately affect MGE.

Clean Air Visibility Rule (CAVR)

Columbia may be subject to the best available retrofit technology (BART) regulations, a subsection of the EPA's Clean Air Visibility Rule (CAVR), which may require pollution control retrofits. Columbia's pollution control upgrades and the EPA's stance that compliance with the CSAPR equals compliance with BART should mean that Columbia will not need to do additional work to meet BART requirements. In February 2016, the EPA submitted a proposed revision to the CAVR. The proposed revision would move state plan due dates from July 2018 to July 2021. This would allow for states to coordinate their CAVR compliance with other compliance efforts. If this proposed revision is finalized, it would reduce the chances that CAVR would be material for MGE. At this time, however, the BART regulatory obligations, compliance strategies, and costs remain uncertain due to the continued legal uncertainty surrounding CSAPR.

Solid Waste

EPA's Coal Combustion Residuals Rule

In December 2014, the EPA finalized its Disposal of Coal Combustion Residuals from Electric Utilities (CCR) rule. The rule became effective in October 2015. It provides that coal ash will be regulated as a solid waste, and defines what ash use activities would be considered generally exempt beneficial reuse of coal ash. The rule also regulates landfills, ash ponds, and other surface impoundments for coal combustion residuals by regulating their design, location, monitoring, and operation. This portion of the rule is accomplished in phases to allow for sites with onsite storage and/or disposal to evaluate their compliance with the rule's design criteria. Landfills and impoundments that cannot meet design criteria will need to close formally within defined timeframes.

The Columbia and Elm Road Units co-owners and plant operators are working through the phased requirements to determine what changes may be necessary at those facilities to meet design criteria. We anticipate that some design and operational changes may need to be made at these facilities. Review of our Elm Road facility has indicated that the costs to comply with this rule are not expected to be significant. Columbia's operator has developed a preliminary implementation schedule for meeting the various deadlines spelled out in the rule. Costs at Columbia will be dependent on what is determined during the evaluation stage. Management believes compliance costs will be recovered in future rates based on previous treatment of environmental compliance projects.

b.

Legal Matters.

MGE is involved in various legal matters that are being defended and handled in the normal course of business. MGE maintains accruals for such costs that are probable of being incurred and subject to reasonable estimation. The accrued amount for these matters is not material to the financial statements.

c.

Purchase Contracts.

MGE Energy and MGE have entered into various commodity transportation and storage contracts to meet their obligations to deliver natural gas to customers. As of March 31, 2016, the future commitments related to these purchase contracts were as follows:

(In thousands)	2016	2017	2018	2019	2020
Natural gas transportation & storage(a)	$14,000	$24,902	$24,833	$23,048	$16,274

(a)

MGE's natural gas transportation and storage contracts require fixed monthly payments for firm supply pipeline transportation and storage capacity. The pricing components of the fixed monthly payments for the transportation and storage contracts are established by FERC but may be subject to change.

8.

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

b.

Notional Amounts.

The gross notional volume of open derivatives is as follows:

	March 31, 2016	December 31, 2015
Commodity derivative contracts	468,590 MWh	355,580 MWh
Commodity derivative contracts	2,317,500 Dth	5,037,500 Dth
FTRs	770 MW	2,000 MW

c.

Financial Statement Presentation.

MGE purchases and sells exchange-traded and over-the-counter options, swaps, and future contracts. These arrangements are primarily entered into to help stabilize the price risk associated with gas or power purchases. These transactions are employed by both MGE's gas and electric segments. Additionally, as a result of the firm transmission agreements that MGE holds on electricity transmission paths in the MISO market, MGE holds FTRs. An FTR is a financial instrument that entitles the holder to a stream of revenues or charges based on the differences in hourly day-ahead energy prices between two points on the transmission grid. The fair values of these instruments are offset with a corresponding regulatory asset/liability depending on whether they are in a net loss/gain position. Depending on the nature of the instrument, the gain or loss associated with these transactions will be reflected as cost of gas sold, fuel for electric generation, or purchased power expense in the delivery month applicable to the instrument. At March 31, 2016, and December 31, 2015, the cost basis of exchange traded derivatives and FTRs exceeded their fair value by $1.0 million and $0.8 million, respectively.

MGE is a party to a purchased power agreement that provides MGE with firm capacity and energy during a base term from June 1, 2012, through May 31, 2022. The agreement also allows MGE an option to extend the contract after the base term. The agreement is accounted for as a derivative contract and is recognized at its fair value on the consolidated balance sheets. However, the derivative qualifies for regulatory deferral and is recognized with a corresponding regulatory asset or liability depending on whether the fair value is in a loss or gain position. The fair value of the contract at March 31, 2016, and December 31, 2015, reflects a loss position of $55.9 million and $53.3 million, respectively. The actual cost will be recognized in purchased power expense in the month of purchase.

The following table summarizes the fair value of the derivative instruments on the consolidated balance sheets. All derivative instruments in this table are presented on a gross basis and are calculated prior to the netting of instruments with the same counterparty under a master netting agreement as well as the netting of collateral. For financial statement purposes, MGE Energy and MGE have netted instruments with the same counterparty under a master netting agreement as well as the netting of collateral. At March 31, 2016, MGE Energy and MGE had the right to reclaim collateral (a receivable) of $1.0 million.

	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
March 31, 2016
Commodity derivative contracts	Other current assets	$441	Derivative liability (current)	$1,303
Commodity derivative contracts	Other deferred charges	53	Derivative liability (long-term)	184
FTRs	Other current assets	19	Derivative liability (current)	-
PPA	N/A	N/A	Derivative liability (current)	9,370
PPA	N/A	N/A	Derivative liability (long-term)	46,540

December 31, 2015
Commodity derivative contracts	Other current assets	$146	Derivative liability (current)	$1,266
Commodity derivative contracts	Other deferred charges	144	Derivative liability (long-term)	70
FTRs	Other current assets	234	Derivative liability (current)	-
PPA	N/A	N/A	Derivative liability (current)	8,340
PPA	N/A	N/A	Derivative liability (long-term)	44,930

The following tables show the effect of netting arrangements for recognized derivative assets and liabilities that are subject to a master netting arrangement or similar arrangement on the consolidated balance sheets.

Offsetting of Derivative Assets
(In thousands)	Gross Amounts	Gross Amounts Offset in Balance Sheets	Collateral Posted Against Derivative Positions	Net Amount Presented in Balance Sheets
March 31, 2016
Commodity derivative contracts	$494	$(494)	$-	$-
FTRs	19	-	-	19

December 31, 2015
Commodity derivative contracts	$290	$(290)	$-	$-
FTRs	234	-	-	234

Offsetting of Derivative Liabilities
(In thousands)	Gross Amounts	Gross Amounts Offset in Balance Sheets	Collateral Posted Against Derivative Positions	Net Amount Presented in Balance Sheets
March 31, 2016
Commodity derivative contracts	$1,487	$(494)	$(989)	$4
PPA	55,910	-	-	55,910

December 31, 2015
Commodity derivative contracts	$1,336	$(290)	$(1,038)	$8
PPA	53,270	-	-	53,270

The following tables summarize the unrealized and realized gains (losses) related to the derivative instruments on the consolidated balance sheets at March 31, 2016 and 2015, and the consolidated income statements for the three months ended March 31, 2016 and 2015.

	2016		2015
(In thousands)	Current and Long-Term Regulatory Asset	Other Current Assets	Current and Long-Term Regulatory Asset	Other Current Assets
Three Months Ended March 31:
Balance at January 1,	$54,083	$1,208	$54,998	$1,001
Unrealized loss	6,370	-	1,318	-
Realized (loss) gain reclassified to a deferred account	(1,451)	1,451	(1,061)	1,061
Realized loss reclassified to income
statement	(2,118)	(2,004)	(1,289)	(1,794)
Balance at March 31,	$56,884	$655	$53,966	$268

	Realized losses (gains)
	2016		2015
(In thousands)	Fuel for Electric Generation/ Purchased Power	Cost of Gas Sold	Fuel for Electric Generation/ Purchased Power	Cost of Gas Sold
Three Months Ended March 31:
Commodity derivative contracts	$1,007	$1,814	$420	$1,761
FTRs	(68)	-	(119)	-
PPA	1,369	-	1,021	-

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

The PPA has a provision that may require MGE to post collateral if MGE's debt rating falls below investment grade (i.e., below BBB-). The amount of collateral that it may be required to post varies from $20.0 million to $40.0 million, depending on MGE's nominated capacity amount. As of March 31, 2016, no collateral is required to be, or has been, posted. Certain counterparties extend MGE a credit limit. If MGE exceeds these limits, the counterparties may require collateral to be posted. As of March 31, 2016, and December 31, 2015, certain counterparties were in a net liability of less than $0.1 million.

Nonperformance of counterparties to the non-exchange traded derivatives could expose MGE to credit loss. However, MGE enters into transactions only with companies that meet or exceed strict credit guidelines, and it monitors these counterparties on an ongoing basis to mitigate nonperformance risk in its portfolio. As of March 31, 2016, no counterparties have defaulted.

9.

Rate Matters - MGE Energy and MGE.

a.

Rate Proceedings.

In April 2016, MGE filed an application with the PSCW requesting a 1.7% increase to electric rates and a 3.7% increase to gas rates for 2017. The proposed electric and gas rate increases cover costs primarily associated with the state's electric transmission and MGE's natural gas system infrastructure improvements. In its application, MGE has also proposed mechanisms to address potential 2018 electric and gas rate changes, including a rate adjustment for limited issues and escrow accounting on certain costs.

In July 2015, the PSCW approved MGE's request to extend the current accounting treatment for transmission related costs through 2016, conditioned upon MGE not filing a base rate case for 2016. This accounting treatment will allow MGE to reflect any differential between transmission costs reflected in rates and actual costs incurred in its next rate case filing, which occurred in the April 2016 filing.

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

In August 2015, the PSCW approved a $0.00256/kWh fuel credit that began on September 1, 2015, and will continue throughout 2016. The fuel credit established a mechanism to return fuel savings to electric customers as a bill credit. MGE returned $2.6 million of electric fuel-related savings in customer bill credits during the period from September 1, 2015, through December 31, 2015. MGE returned $1.9 million of electric fuel-related savings for the three months ended March 31, 2016. As of December 31, 2015, and March 31, 2016, MGE has a remaining deferred balance of $9.5 million and $7.6 million of electric fuel-related savings that are outside the range authorized by the PSCW, respectively. These costs are subject to PSCW's annual review, expected to be completed in 2016.

In January 2016, the PSCW lowered MGE's 2016 fuel rules monitored costs by $14.8 million as a result of continued lower projected fuel costs in 2016. The return of the fuel savings to customers for 2016 will be addressed during the PSCW's annual review during 2016 of 2015 fuel costs. MGE will defer these fuel savings until a determination is made by the PSCW. As of March 31, 2016, MGE has deferred $3.6 million of these 2016 electric fuel rules monitored costs.

10.

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

Fair Value of Financial Assets and Liabilities Recorded at the Carrying Amount.

At March 31, 2016, and December 31, 2015, the carrying amount of cash, cash equivalents, and outstanding commercial paper approximates fair market value due to the short maturity of those investments and obligations. The estimated fair market value of MGE Energy's and MGE's long-term debt is based on quoted market prices for similar financial instruments at March 31, 2016, and December 31, 2015. Since long-term debt is not traded in an active market, it is classified as Level 2. The estimated fair market value of MGE Energy's and MGE's financial instruments are as follows:

	March 31, 2016		December 31, 2015
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
MGE Energy
Assets:
Cash and cash equivalents	$97,331	$97,331	$81,384	$81,384
Liabilities:
Long-term debt*	394,450	459,213	395,508	435,767

MGE
Assets:
Cash and cash equivalents	$36,809	$36,809	$26,760	$26,760
Liabilities:
Long-term debt*	394,450	459,213	395,508	435,767

*Includes long-term debt due within one year.

b.

Recurring Fair Value Measurements.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis for MGE Energy and MGE.

	Fair Value as of March 31, 2016
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Derivatives, net(a)	$236	$217	$-	$19
Exchange-traded investments	485	485	-	-
Total Assets	$721	$702	$-	$19
Liabilities:
Derivatives, net(a)	$57,120	$-	$-	$57,120
Deferred compensation	3,228	-	3,228	-
Total Liabilities	$60,348	$-	$3,228	$57,120

MGE
Assets:
Derivatives, net(a)	$236	$217	$-	$19
Exchange-traded investments	99	99	-	-
Total Assets	$335	$316	$-	$19
Liabilities:
Derivatives, net(a)	$57,120	$-	$-	$57,120
Deferred compensation	3,228	-	3,228	-
Total Liabilities	$60,348	$-	$3,228	$57,120

	Fair Value as of December 31, 2015
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Derivatives, net	$234	$-	$-	$234
Exchange-traded investments	759	759	-	-
Total Assets	$993	$759	$-	$234
Liabilities:
Derivatives, net(a)	$54,316	$581	$-	$53,735
Deferred compensation	3,145	-	3,145	-
Total Liabilities	$57,461	$581	$3,145	$53,735

MGE
Assets:
Derivatives, net	$234	$-	$-	$234
Exchange-traded investments	148	148	-	-
Total Assets	$382	$148	$-	$234
Liabilities:
Derivatives, net(a)	$54,316	$581	$-	$53,735
Deferred compensation	3,145	-	3,145	-
Total Liabilities	$57,461	$581	$3,145	$53,735

(a) These amounts are shown gross and exclude $1.0 million of collateral that was posted against derivative positions with counterparties as of March 31, 2016, and December 31, 2015.

No transfers were made in or out of Level 1 or Level 2 for the three months ended March 31, 2016.

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

The purchased power agreement (see Footnote 8) was valued using an internally-developed pricing model and therefore is classified as Level 3. The model projects future market energy prices and compares those prices to the projected power costs to be incurred under the contract. Inputs to the model require significant management judgment and estimation. Future energy prices are based on a forward power pricing curve using exchange-traded contracts in the electric futures market, where such exchange-traded contracts exist, and upon calculations based on forward gas prices, where such exchange-traded contracts do not exist. A basis adjustment is applied to the market energy price to reflect the price differential between the market price delivery point and the counterparty delivery point. The historical relationship between the delivery points is reviewed and a discount (below 100%) or premium (above 100%) is derived. This comparison is done for both peak times when demand is high and off peak times when demand is low. If the basis adjustment is lowered, the fair value measurement will decrease, and if the basis adjustment is increased, the fair value measurement will increase.

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

The following table presents the significant unobservable inputs used in the pricing model.

	Model Input
Significant Unobservable Inputs	March 31, 2016	December 31, 2015
Basis adjustment:
On peak	96.7%	96.9%
Off peak	95.9%	95.1%
Counterparty fuel mix:
Internal generation	55% - 75%	60% - 75%
Purchased power	45% - 25%	40% - 25%

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

The following table summarizes the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for both MGE Energy and MGE.

	Three Months Ended March 31,

(In thousands)	2016	2015
Beginning balance	$(53,501)	$(53,986)
Realized and unrealized gains (losses):
Included in regulatory (assets) liabilities	(3,600)	119
Included in other comprehensive income	-	-
Included in earnings	(2,163)	(1,328)
Included in current assets	-	-
Purchases	5,301	6,162
Sales	-	-
Issuances	-	-
Settlements	(3,138)	(4,833)
Transfers in and/or out of Level 3	-	-
Balance as of March 31,	$(57,101)	$(53,866)
Total gains (losses) included in earnings attributed to the change in unrealized gains (losses) related to assets and liabilities held at March 31,(b)	$-	$-

The following table presents total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis for both MGE Energy and MGE (b).

	Three Months Ended March 31,

(In thousands)	2016	2015
Purchased Power Expense	$(2,163)	$(1,328)

(b)

MGE's exchange-traded derivative contracts, over-the-counter party transactions, purchased power agreement, and FTRs are subject to regulatory deferral. These derivatives are therefore marked to fair value and are offset in the financial statements with a corresponding regulatory asset or liability.

26

11.

New Accounting Pronouncements - MGE Energy and MGE.

a.

Revenue from Contracts with Customers.

In May 2014, the FASB issued authoritative guidance within the Codification's Revenue Recognition topic that provides guidance on the recognition, measurement, and disclosure of revenue from contracts with customers. This authoritative guidance will become effective January 1, 2018. MGE Energy and MGE are currently assessing the impact this pronouncement will have on their financial statements.

b.

Consolidation.

In February 2015, the FASB issued authoritative guidance within the Codification's Consolidation topic that provides guidance on the evaluation of certain legal entities for consolidation purposes. This authoritative guidance became effective January 1, 2016. This guidance had no impact on our financial statements.

c.

Debt Issuance Costs.

In April 2015, the FASB issued authoritative guidance within the Codification's Interest topic that provides guidance on the presentation of debt issuance costs in financial statements. This authoritative guidance became effective January 1, 2016, and changed the presentation of debt issuance costs on the balance sheet. Prior to the authoritative guidance, debt issuance costs were treated as a deferred asset, and beginning January 1, 2016, these costs are included as a direct deduction to the related debt liability on the consolidated balance sheet. As of March 31, 2016, assets (other deferred assets and other) and liabilities (long-term debt) decreased approximately $4.2 million as a cumulative result of the guidance. In addition, this guidance was applied retrospectively to all prior periods presented, resulting in a decrease to assets and liabilities of $4.3 million for the year ended December 31, 2015.

d.

Financial Instruments.

In January 2016, the FASB issued authoritative guidance within the Codification's Financial Instruments topic that provides guidance on the recognition and measurement of financial instruments. This authoritative guidance will become effective January 1, 2018. The impact of this guidance on our financial statements is not expected to be material.

e.

Leases.

In February 2016, the FASB issued authoritative guidance within the Leases topic that provides guidance on the classification, recognition, measurement, and disclosure of leases. This authoritative guidance will become effective January 1, 2019. MGE Energy and MGE are currently assessing the impact this pronouncement will have on their financial statements.

12.

Segment Information - MGE Energy and MGE.

MGE Energy operates in the following business segments: electric utility, gas utility, nonregulated energy, transmission investment, and all other. See MGE Energy's and MGE's 2015 Annual Report on Form 10-K for additional discussion of each of these segments.

The following tables show segment information for MGE Energy's operations for the indicated periods:

(In thousands) MGE Energy	Electric	Gas	Nonregulated Energy	Transmission Investment	All Others	Consolidation/ Elimination Entries	Consolidated Total
Three Months Ended March 31, 2016
Operating revenues	$93,208	$53,837	$482	$-	$-	$-	$147,527
Interdepartmental revenues	456	5,097	10,977	-	-	(16,530)	-
Total operating revenues	93,664	58,934	11,459	-	-	(16,530)	147,527
Depreciation and amortization	(7,163)	(1,981)	(1,876)	-	(12)	-	(11,032)
Other operating expenses	(75,379)	(47,741)	(47)	(1)	(326)	16,530	(106,964)
Operating income (loss)	11,122	9,212	9,536	(1)	(338)	-	29,531
Other (deductions) income, net	196	(8)	-	2,233	21	-	2,442
Interest (expense) income, net	(2,790)	(808)	(1,463)	-	61	-	(5,000)
Income (loss) before taxes	8,528	8,396	8,073	2,232	(256)	-	26,973
Income tax (provision) benefit	(2,536)	(3,359)	(3,240)	(897)	87	-	(9,945)
Net income (loss)	$5,992	$5,037	$4,833	$1,335	$(169)	$-	$17,028

Three Months Ended March 31, 2015
Operating revenues	$98,240	$69,928	$1,966	$-	$-	$-	$170,134
Interdepartmental revenues	115	2,725	9,847	-	-	(12,687)	-
Total operating revenues	98,355	72,653	11,813	-	-	(12,687)	170,134
Depreciation and amortization	(7,332)	(1,642)	(1,863)	-	(12)	-	(10,849)
Other operating expenses	(79,800)	(60,068)	(50)	-	(203)	12,687	(127,434)
Operating income (loss)	11,223	10,943	9,900	-	(215)	-	31,851
Other (deductions) income, net	90	(1)	-	1,881	135	-	2,105
Interest (expense) income, net	(2,819)	(804)	(1,518)	-	50	-	(5,091)
Income (loss) before taxes	8,494	10,138	8,382	1,881	(30)	-	28,865
Income tax provision	(2,383)	(4,081)	(3,364)	(756)	(3)	-	(10,587)
Net income (loss)	$6,111	$6,057	$5,018	$1,125	$(33)	$-	$18,278

The following tables show segment information for MGE's operations for the indicated periods:

(In thousands) MGE	Electric	Gas	Nonregulated Energy	Transmission Investment	Consolidation/ Elimination Entries	Consolidated Total
Three Months Ended March 31, 2016
Operating revenues	$93,214	$53,847	$482	$-	$-	$147,543
Interdepartmental revenues	450	5,087	10,977	-	(16,514)	-
Total operating revenues	93,664	58,934	11,459	-	(16,514)	147,543
Depreciation and amortization	(7,163)	(1,981)	(1,876)	-	-	(11,020)
Other operating expenses*	(77,879)	(51,091)	(3,287)	(1)	16,514	(115,744)
Operating income (loss)*	8,622	5,862	6,296	(1)	-	20,779
Other (deductions) income, net*	160	(17)	-	1,336	-	1,479
Interest expense, net	(2,790)	(808)	(1,463)	-	-	(5,061)
Net income	5,992	5,037	4,833	1,335	-	17,197
Less: Net income attributable to
noncontrolling interest, net of tax	-	-	-	-	(6,252)	(6,252)
Net income attributable to MGE	$5,992	$5,037	$4,833	$1,335	$(6,252)	$10,945

Three Months Ended March 31, 2015
Operating revenues	$98,245	$69,933	$1,966	$-	$-	$170,144
Interdepartmental revenues	110	2,720	9,847	-	(12,677)	-
Total operating revenues	98,355	72,653	11,813	-	(12,677)	170,144
Depreciation and amortization	(7,332)	(1,642)	(1,863)	-	-	(10,837)
Other operating expenses*	(82,142)	(64,138)	(3,414)	-	12,677	(137,017)
Operating income*	8,881	6,873	6,536	-	-	22,290
Other (deductions) income, net*	49	(12)	-	1,125	-	1,162
Interest expense, net	(2,819)	(804)	(1,518)	-	-	(5,141)
Net income	6,111	6,057	5,018	1,125	-	18,311
Less: Net income attributable to
noncontrolling interest, net of tax	-	-	-	-	(6,553)	(6,553)
Net income attributable to MGE	$6,111	$6,057	$5,018	$1,125	$(6,553)	$11,758

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

•

Equity price risk pertaining to pension related assets,

•

Credit market conditions, including interest rates and our debt credit rating,

•

Environmental laws and regulations, including adopted and pending environmental rule changes,

and other factors listed in "Item 1A. Risk Factors" in our 2015 Annual Report on Form 10-K.

For the three months ended March 31, 2016, MGE Energy's earnings were $17.0 million or $0.49 per share compared to $18.3 million or $0.53 per share for the same period in the prior year. MGE's earnings for the three months ended March 31, 2016, were $10.9 million compared to $11.8 million for the same period in the prior year.

MGE Energy's net income was derived from our business segments as follows:

	Three Months Ended
(In thousands)	March 31,
Business Segment:	2016	2015
Electric Utility	$5,992	$6,111
Gas Utility	5,037	6,057
Nonregulated Energy	4,833	5,018
Transmission Investments	1,335	1,125
All Other	(169)	(33)
Net Income	$17,028	$18,278

Our net income during the three months ended March 31, 2016, compared to the same period in the prior year primarily reflects the effects of the following factors:

•

Gas net income decreased primarily related to a 14.5% decrease in gas retail sales reflecting lower customer demand compared to the demand resulting from the colder weather experienced in 2015. The average temperature in February 2015 was 11.2 degrees compared to 27.1 degrees in the current year. Heating degree days (a measure for determining the impact of weather during the heating season) decreased by 15.0% compared to the prior year.

•

Carrying costs incurred during construction of the Elm Road Units and WCCF were recognized by MGE Power Elm Road and MGE Power West Campus over the period allowed for recovery in rates. The recovery period ended in 2015, contributing to a reduction in nonregulated earnings in 2016.

During the first three months of 2016, the following events occurred:

2016 Rate Case Filing: In July 2015, the PSCW approved MGE's request to extend the current accounting treatment for transmission related costs through 2016, conditioned upon MGE not filing a base rate case for 2016. This accounting treatment will allow MGE to reflect any differential between transmission costs reflected in rates and actual costs incurred in its next rate case filing, which occurred in April 2016.

2016 Annual Fuel Proceeding: In August 2015, the PSCW approved a $0.00256/kWh fuel credit that began on September 1, 2015, and will continue throughout 2016. The fuel credit established a mechanism to return fuel savings to electric customers as a bill credit. MGE returned $1.9 million of electric fuel-related savings in customer bill credits during the period from January 1, 2016, through March 31, 2016.

In January 2016, the PSCW lowered MGE's 2016 fuel rules monitored costs by $14.8 million as a result of continued lower projected fuel costs in 2016. The return of the fuel savings to customers for 2016 will be addressed during the PSCW's annual review during 2016 of 2015 fuel costs. MGE will defer these fuel savings until a determination is made by the PSCW. As of March 31, 2016, MGE has deferred $3.6 million of these 2016 fuel rules monitored costs.

In the near term, several items may affect us, including:

2017 Rate Case Filing: In April 2016, MGE filed an application with the PSCW requesting a 1.7% increase to electric rates and a 3.7% increase to gas rates for 2017. The proposed electric and gas rate increases cover costs primarily associated with the state's electric transmission and MGE's natural gas system infrastructure improvements. In its application, MGE has also proposed mechanisms to address potential 2018 electric and gas rate changes, including a rate adjustment for limited issues and escrow accounting on certain costs.

ATC Return on Equity: Several parties have filed complaints with the FERC seeking to reduce the base return on equity (ROE) used by MISO transmission owners, including ATC. Any change to ATC's ROE could result in lower equity earnings and distributions from ATC in the future. We derived approximately 7.8% and 6.0% of our net income for the three months ended March 31, 2016 and 2015 respectively, from our investment in ATC. See "Other Matters" below for additional information concerning ATC.

Loss of Industrial Customer: In November 2015, a large industrial customer announced its intention to relocate its operations out of state and to close its manufacturing facilities within our service territory. That closure is expected to occur in early 2017. This customer contributed approximately $0.8 million of pre-tax earnings for the three months ended March 31, 2016 and 2015. Our rate case filing for 2017 addresses the effects of the closure. There could be some impact on our electric revenues during 2016 if the customer's operations are curtailed as a result of the impending closure.

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

EPA's Clean Power Plan: In 2015, the EPA published its Clean Power Plan rule setting guidelines and approval criteria for states to use in developing plans to control GHG emissions from existing fossil fuel-fired EGUs and systems. Implementation of the rule is expected to have a direct impact on coal and natural gas fired generating units, including possible changes in dispatch and additional operating costs. MGE is currently evaluating the rule and its requirements. Although the implementation of the rule is presently stayed as a result of a February 9, 2016, U.S. Supreme Court ruling, compliance with the rule's requirements, including the yet-to-be-developed state implementation plan, could have a material impact on MGE if the rule is upheld and becomes effective.

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

Future Generation: During the first quarter of 2016, MGE entered into an agreement with WPL under which MGE may acquire up to 50 MW of capacity in a gas-fired generating plant to be constructed by WPL at its Riverside Energy Center in Beloit, Wisconsin, during the five-year period following the in-service date of the plant. The plant is expected to be completed by early 2020. The same agreement contemplates that MGE and WPL will negotiate a further agreement under which MGE may reduce its obligation to pay certain capital expenditures (other than SCR-related expenditures) at Columbia prior to the in-service date of the Riverside gas-fired generating plant in exchange for a proportional reduction in MGE's ownership in Columbia. MGE has accrued $4.5 million of 2016 capital expenditures in construction work in progress related to Columbia, that MGE could forgo as part of the agreement with WPL. MGE currently owns 22% of Columbia.

General Economic Conditions: Economic conditions both inside and outside our service area are expected to continue to affect the level of demand for our utility services and may affect the collection of our accounts receivable and the creditworthiness of counterparties with whom we do business. We have in place lines of credit aggregating $150 million for MGE Energy (including MGE) and $100 million for MGE to address our liquidity needs. As of March 31, 2016, there were no borrowings outstanding under MGE Energy's or MGE's lines of credit.

Financing Plans: MGE has a $30 million medium-term note maturing in 2017 and expects to refinance this debt with new long-term debt in 2016.

The following discussion is based on the business segments as discussed in Footnote 12 of the Notes to Consolidated Financial Statements.

Three Months Ended March 31, 2016 and 2015

Electric Utility Operations - MGE Energy and MGE

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the periods indicated:

	Revenues			Sales (kWh)
	Three Months Ended March 31,			Three Months Ended March 31,
(In thousands)	2016	2015	% Change	2016	2015	% Change
Residential	$33,304	$34,247	(2.8)%	201,090	206,813	(2.8)%
Commercial	50,497	51,178	(1.3)%	442,319	441,435	0.2%
Industrial	4,404	4,692	(6.1)%	57,222	58,723	(2.6)%
Other-retail/municipal	8,238	9,161	(10.1)%	84,949	101,423	(16.2)%
Total retail	96,443	99,278	(2.9)%	785,580	808,394	(2.8)%
Sales to the market	142	296	(52.0)%	10,619	7,933	33.9%
Deferral of fuel savings	(3,581)	-	- %	-	-	- %
Adjustments to revenues	204	(1,334)	115.3%	-	-	- %
Total	$93,208	$98,240	(5.1)%	796,199	816,327	(2.5)%

Electric operating revenues decreased $5.0 million or 5.1% for the three months ended March 31, 2016, compared to the same period in 2015, due to the following:

(In millions)
Deferral of fuel savings/fuel credit	$(5.5)
Volume	(1.4)
Sales to the market	(0.2)
Other	0.6
Adjustments to revenues	1.5
Total	$(5.0)

In July 2015, the PSCW authorized MGE to freeze 2016 rates at 2015 levels for retail electric customers.

•

Deferral of fuel savings/fuel credit. In January 2016, the PSCW lowered MGE's 2016 fuel rules monitored costs by $14.8 million as a result of continued lower projected fuel costs in 2016. As of March 31, 2016, MGE has deferred $3.6 million of these 2016 fuel rules monitored costs. During the three months ended March 31, 2016, customers received a fuel credit, that was approved in August 2015, on their bill related to the fuel savings of $1.9 million, which decreased electric revenues when compared to the same period in the prior year.

•

Volume. During the three months ended March 31, 2016, there was a 2.8% decrease in total retail sales volumes compared to the same period in the prior year driven by lower customer demand.

•

Adjustments to revenue. The adjustments to revenues amount includes the elimination of carrying costs for the Elm Road Units and the WCCF that were collected in electric rates ending in 2015, which were recognized as operating revenues in our Nonregulated Energy Operations segment.

MGE leases electric generating capacity from MGE Power Elm Road. MGE collects in rates the lease payments associated with the electric generating capacity as authorized by the PSCW. Any differential between estimated lease payments collected in rates and actual lease payments paid to MGE Power Elm Road are included in adjustments to revenues.

Electric fuel and purchased power

Electric fuel and purchased power costs reflect an increase in internal generation volumes offset by a decrease in the volume of purchased power when compared to the prior period. Adjustments related to the regulatory recovery for fuel costs, known as fuel rules, decreases purchased power expense. These items are explained below.

Fuel for electric generation

The expense for fuel for internal electric generation increased $0.1 million during the three months ended March 31, 2016, compared to the same period in the prior year, due to the following:

(In millions)
Increase in volume	$1.4
Decrease in per-unit cost	(1.3)
Total	$0.1

This increase in expense reflects a 13.5% increase in internal generation volume delivered to the system primarily as a result of increased generation at WCCF based on market prices, partially offset by an 11.0% decrease in per-unit cost of internal electric generation, reflective of lower natural gas prices.

Purchased power

Purchased power expense decreased $8.2 million during the three months ended March 31, 2016, compared to the same period in the prior year, due to the following:

(In millions)
Decrease in volume	$(4.7)
Increase in per-unit cost	0.8
Change in fuel rule adjustments, net of recoveries	(4.3)
Total	$(8.2)

The decrease in expense (before fuel rules adjustments) reflects a 22.8% decrease in the volume of power purchased from third parties primarily as a result of the increased internal generation, partially offset by a 5.0% increase in the per-unit cost of purchased power.

Under fuel rules, MGE is required to defer electric fuel-related costs that fall outside a 2% cost tolerance band around the amount used in the most recent rate proceeding. Any fuel rules adjustments are reflected in purchased power expense.

Electric operating and maintenance expenses

Electric operating and maintenance expenses increased $1.5 million during the three months ended March 31, 2016, compared to the same period in 2015. The following changes contributed to the net change:

(In millions)
Increased production expenses	$0.6
Increased other costs	0.4
Increased distribution expenses	0.3
Increased transmission costs	0.2
Total	$1.5

Gas Utility Operations - MGE Energy and MGE

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class during each of the periods indicated:

	Revenues			Therms Delivered
(In thousands, except HDD and average rate per therm of retail customer)	Three Months Ended March 31,			Three Months Ended March 31,
	2016	2015	% Change	2016	2015	% Change
Residential	$31,250	$39,688	(21.3)%	43,575	50,860	(14.3)%
Commercial/Industrial	21,108	28,596	(26.2)%	37,355	43,827	(14.8)%
Total retail	52,358	68,284	(23.3)%	80,930	94,687	(14.5)%
Gas transportation	1,356	1,468	(7.6)%	21,453	24,994	(14.2)%
Other revenues	123	176	(30.1)%	-	-	- %
Total	$53,837	$69,928	(23.0)%	102,383	119,681	(14.5)%
Heating degree days (normal 3,574)				3,258	3,834	(15.0)%
Average rate per therm of
retail customer	$0.647	$0.721	(10.3)%

Gas revenues decreased $16.1 million or 23.0% for the three months ended March 31, 2016, compared to the same period in 2015. These changes are related to the following factors:

(In millions)
Volume	$(8.5)
Rate/PGA changes	(7.4)
Transportation and other effects	(0.2)
Total	$(16.1)

In July 2015, the PSCW authorized MGE to freeze 2016 rates at 2015 levels for retail gas customers.

•

Volume. For the three months ended March 31, 2016, retail gas deliveries decreased 14.5% compared to the same period in the prior year due, at least in part, to warmer weather in the current period compared to the prior period.

•

Rate/PGA changes. MGE recovers the cost of natural gas in its gas segment through the purchased gas adjustment clause (PGA). Under the PGA, MGE is able to pass through to its gas customers the cost of gas. Changes in PGA recoveries affect revenues, but do not impact net income.

The average retail rate per therm for the three months ended March 31, 2016, decreased 10.3% compared to the same period in 2015, reflecting a $7.6 million decrease in natural gas commodity costs (PGA), offset by an increase in fixed rate charges.

Cost of gas sold

For the three months ended March 31, 2016, cost of gas sold decreased by $14.4 million, compared to the same period in the prior year. The cost per therm of natural gas decreased 18.7%, which resulted in $7.5 million of decreased expense. The volume of gas purchased decreased 14.8%, which resulted in $6.9 million of decreased expense.

Gas operating and maintenance expenses

Gas operating and maintenance expenses increased by $0.5 million for the three months ended March 31, 2016, compared to the same period in 2015. The following changes contributed to the net change:

(In millions)
Increased distribution expenses	$0.2
Increased administrative and general costs	0.2
Increased other costs	0.1
Total	$0.5

Nonregulated Energy Operations - MGE Energy and MGE

The nonregulated energy operations are conducted through MGE Energy's subsidiaries: MGE Power Elm Road (the Elm Road Units) and MGE Power West Campus (WCCF), which have been formed to own and lease electric generating capacity to assist MGE. For the three months ended March 31, 2016 and 2015, net income at the nonregulated energy operations segment was $4.8 million and $5.0 million, respectively. Carrying costs incurred during construction of the Elm Road Units and WCCF were recognized by MGE Power Elm Road and MGE Power West Campus over the period allowed for recovery in rates. The recovery period ended in 2015, contributing to a reduction in nonregulated earnings in 2016.

Transmission Investment Operations - MGE Energy and MGE

Transmission investment other income

For the three months ended March 31, 2016 and 2015, other income at the transmission investment segment was $2.2 million and $1.9 million, respectively. The transmission investment segment holds our interest in ATC, and its income reflects our equity in the earnings of ATC. See Footnote 3 of the Notes to Consolidated Financial Statements and "Other Matters" below for additional information concerning ATC and summarized financial information regarding ATC.

Consolidated Income Taxes - MGE Energy and MGE

MGE Energy's effective income tax rate for the three months ended March 31, 2016 and 2015, was 36.9% and 36.7%, respectively. MGE's effective income tax rate for the three months ended March 31, 2016 and 2015, was 36.8% and 36.6%, respectively. The increase in the effective tax rate is due in part to a lower estimated domestic manufacturing deduction and lower estimated AFUDC equity earnings in 2016.

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

	Three Months Ended March 31,

(In millions)	2016	2015
MGE Power Elm Road	$3.8	$4.1
MGE Power West Campus	1.8	1.9
MGE Transco (a)	0.7	0.6

(a)

MGE's ownership interest is expected to decline below a majority during 2016 as a result of continued funding of ATC capital contributions by MGE Energy, and may be completely eliminated in favor of MGE Energy if the PSCW accepts a staff recommendation that MGE transfer its interest in ATC to MGE Energy. The recommendation arose in the context of requests for regulatory approvals by several owners of ATC in connection with a reorganization of ATC designed to separate its existing Wisconsin-based transmission operations from its non-Wisconsin transmission development activities. The change will have no effect on MGE Energy's consolidated financial statements. No gain or loss is expected to be recognized on the date MGE ceases to have a controlling financial interest.

Contractual Obligations and Commercial Commitments - MGE Energy and MGE

There were no material changes, other than from the normal course of business, to MGE Energy's and MGE's contractual obligations (representing cash obligations that are considered to be firm commitments) and commercial commitments (representing commitments triggered by future events) during the three months ended March 31, 2016, except as noted below. Further discussion of the contractual obligations and commercial commitments is included in Footnote 18 of Notes to Consolidated Financial Statements, and "Contractual Obligations and Commercial Commitments for MGE Energy and MGE" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in MGE Energy's and MGE's 2015 Annual Report on Form 10-K.

Purchase Contracts - MGE Energy and MGE

See Footnote 7.c. of Notes to Consolidated Financial Statements for a description of commitments at March 31, 2016, that MGE Energy and MGE have entered with respect to various commodity transportation and storage contracts to meet their obligations to deliver natural gas to customers.

Liquidity and Capital Resources

MGE Energy and MGE have adequate liquidity to fund future operations and capital expenditures over the next twelve months. Available resources include cash and cash equivalents, operating cash flows, liquid assets, borrowing capacity under revolving credit facilities, and access to equity and debt capital markets.

Cash Flows

The following summarizes cash flows for MGE Energy and MGE during the three months ended March 31, 2016 and 2015:

	MGE Energy		MGE
(In thousands)	2016	2015	2016	2015
Cash provided by/(used for):
Operating activities	$43,729	$34,640	$43,322	$36,499
Investing activities	(16,496)	(11,861)	(16,247)	(11,728)
Financing activities	(11,286)	(17,831)	(17,026)	(12,177)

Cash Provided by Operating Activities

MGE Energy

MGE Energy's consolidated net cash provided by operating activities is derived mainly from the electric and gas operations of its principal subsidiary, MGE.

Cash provided by operating activities for the three months ended March 31, 2016, was $43.7 million, an increase of $9.1 million when compared to the same period in the prior year.

MGE Energy's net income decreased $1.3 million for the three months ended March 31, 2016, when compared to the same period in the prior year.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $14.2 million in cash provided by operating activities for the three months ended March 31, 2016, primarily due to decreased gas inventories and increased other current liabilities. The increase in current liabilities includes a fuel credit, that was approved in August 2015, of $1.9 million that customers received on their bill January through March 2016 and $3.5 million of deferred fuel related cost savings to be returned to customers.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $1.0 million in cash used for operating activities for the three months ended March 31, 2015, primarily due to decreased gas inventories and decreased unbilled revenues, partially offset by decreased accounts payable, decreased other current liabilities, and increased receivables.

MGE

Cash provided by operating activities for the three months ended March 31, 2016, was $43.3 million, an increase of $6.8 million when compared to the same period in the prior year.

Net income decreased $1.1 million for the three months ended March 31, 2016, when compared to the same period in the prior year.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $14.1 million in cash provided by operating activities for the three months ended March 31, 2016, primarily due to decreased gas inventories and increased current liabilities. The increase in current liabilities includes a fuel credit, that was approved in August 2015, of $1.9 million that customers received on their bill January through March 2016 and $3.5 million of deferred fuel related cost savings to be returned to customers.

Working capital accounts (excluding prepaid taxes and accrued taxes) resulted in $7.8 million in cash provided by operating activities for the three months ended March 31, 2015, primarily due to decreased unbilled revenues, decreased gas inventories, and decreased receivables, partially offset by decreased other current liabilities and decreased accounts payable.

Cash Used for Investing Activities

MGE Energy

MGE Energy's cash used for investing activities increased $4.6 million for the three months ended March 31, 2016, when compared to the same period in the prior year.

Capital expenditures for the three months ended March 31, 2016, were $15.6 million. This amount represents an increase of $4.1 million from the expenditures made in the same period in the prior year. This increase primarily reflects increased expenditures on electric and gas distribution assets.

MGE

MGE's cash used for investing activities increased $4.5 million for the three months ended March 31, 2016, when compared to the same period in the prior year.

Capital expenditures for the three months ended March 31, 2016, were $15.6 million. This amount represents an increase of $4.1 million from the expenditures made in the same period in the prior year. This increase primarily reflects increased expenditures on electric and gas distribution assets.

Cash Used for Financing Activities

MGE Energy

Cash used for MGE Energy's financing activities was $11.3 million for the three months ended March 31, 2016, compared to $17.8 million of cash used for MGE Energy's financing activities in the three months ended March 31, 2015.

For the three months ended March 31, 2016, dividends paid were $10.2 million compared to $9.8 million in the prior year. This increase was a result of a higher dividend per share ($0.295 vs. $0.283).

For the three months ended March 31, 2015, net short term debt repayments were $7.0 million. There were no short term debt repayments in the current year.

MGE

During the three months ended March 31, 2016, cash used for MGE's financing activities was $17.0 million compared to $12.2 million of cash used for MGE's financing activities in the prior year.

Dividends paid from MGE to MGE Energy were $10.0 million for the three months ended March 31, 2016. No cash dividends were paid from MGE to MGE Energy for the three months ended March 31, 2015.

Distributions to parent from noncontrolling interest, which represent distributions from MGE Power Elm Road and MGE Power West Campus, were $6.5 million for the three months ended March 31, 2016, compared to $6.8 million in the prior year.

For the three months ended March 31, 2016, equity contributions received from MGE Power West Campus and MGE Transco were $0.5 million compared to $2.7 million in the prior year.

For the three months ended March 31, 2015, net short term debt repayments were $7.0 million. There were no short term debt repayments in the current year.

Capitalization Ratios(a)

MGE Energy's capitalization ratios were as follows:

MGE Energy
	March 31, 2016	December 31, 2015
Common shareholders' equity	64.1%	63.8%
Long-term debt(b)	35.9%	36.2%

(a)

Reflects application of new accounting pronouncement. See Footnote 11.c. of the Notes to Consolidated Financial Statements for additional information regarding the treatment of debt issuance costs.

(b)

Includes the current portion of long-term debt.

MGE Energy's and MGE's Capital Requirements

MGE Energy's and MGE's liquidity are primarily affected by their capital requirements. During the three months ended March 31, 2016, capital expenditures for MGE Energy and MGE totaled $15.6 million, which included $15.2 million of capital expenditures for utility operations.

Credit Ratings

MGE Energy's and MGE's access to the capital markets, including, in the case of MGE, the commercial paper market, and their respective financing costs in those markets, may depend on the credit ratings of the entity that is accessing the capital markets.

None of MGE Energy's or MGE's borrowings are subject to default or prepayment as a result of a downgrading of credit ratings, although a downgrading of MGE's credit ratings could increase fees and interest charges under both MGE Energy's and MGE's credit agreements.

Environmental Matters

The following discussion is limited to updates or developments in environmental matters that occurred during the three months ended March 31, 2016. Further discussion of environmental matters is included in MGE Energy's and MGE's 2015 Annual Report on Form 10-K and Footnote 7.a. of Notes to Consolidated Financial Statements in this Report.

Sulfur Dioxide (SO2) NAAQS

In March 2015, the EPA identified MGE's Columbia Plant in Columbia County as a large stationary source of SO2 that may exceed the one hour SO2 NAAQS standard and was subject to a State of Wisconsin proposed county attainment/nonattainment determination. In September 2015, Wisconsin sent a letter to the EPA proposing that Columbia County be designated as being in attainment for SO2 NAAQS based on recent modeling demonstrating that SO2 pollution controls on the Columbia Plant had brought the county into attainment. In February 2016, the EPA sent a response letter to the State of Wisconsin indicating agreement with Wisconsin's September 2015 recommended designation for Columbia County, and has given a preliminary classification of Columbia County as an unclassifiable/attainment area. The EPA stated in their response letter that they intend to finalize designations by July 2, 2016. MGE will continue to monitor developments until final designations are made, however, we do not anticipate any material costs from this rule.

Clean Air Visibility Rule (CAVR)

Columbia may be subject to the best available retrofit technology (BART) regulations, a subsection of the EPA's Clean Air Visibility Rule (CAVR), which may require pollution control retrofits. Columbia's pollution control upgrades and the EPA's stance that compliance with the CSAPR equals compliance with BART should mean that Columbia will not need to do additional work to meet BART requirements. In February 2016, the EPA submitted a proposed revision to the rule. The proposed revision would move state plan due dates from July 2018 to July 2021. This would allow for states to coordinate their CAVR compliance with other compliance efforts. If this proposed revision is finalized, it would reduce the chances that CAVR will be material for MGE. At this time, however, the BART regulatory obligations, compliance strategies, and costs remain uncertain due to the continued legal uncertainty surrounding CSAPR.

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

Any change to ATC's ROE could result in lower equity earnings and distributions from ATC in the future. Our share of ATC's earnings for 2016, 2015, and 2014 reflects a pre-tax charge of $0.3 million, $2.4 million, and $0.7 million, respectively, recorded by ATC for this matter representing its estimate of its refund liability for the period of November 2013 through December 2015. We derived approximately 7.8% and 6.0% of our net income for the three months ended March 31, 2016 and 2015, respectively, from our investment in ATC.

New Accounting Principles

See Footnote 11 of Notes to Consolidated Financial Statements for discussion of new accounting pronouncements.

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

MGE's electric fuel costs are subject to fuel rules established by the PSCW. The fuel rules require the PSCW and Wisconsin utilities to defer electric fuel-related costs that fall outside a symmetrical cost tolerance band. Any over/under recovery of the actual costs is determined on an annual basis and is adjusted in future billings to electric retail customers. Under the electric fuel rules, MGE is required to defer the benefit of lower costs if the actual electric fuel costs fall outside the lower end of the range and is required to defer costs, less any excess revenues, if the actual electric fuel costs exceed the upper end of the range. Excess revenues are defined as revenues in the year in question that provide MGE with a greater return on common equity than authorized by the PSCW in MGE's latest rate order. The range is defined by the PSCW and has been modified throughout the years based on market conditions and other relevant factors. Currently, MGE is subject to a plus or minus 2% range. MGE assumes the risks and benefits of variances that are within the cost tolerance band. For 2016, fuel and purchased power costs included in MGE's base fuel rates are $108.2 million. See Footnote 9.b. of the Notes to Consolidated Financial Statements for additional information.

MGE recovers the cost of natural gas in its gas utility segment through the purchased gas adjustment clause (PGA). Under the PGA, MGE is able to pass through to its gas customers the cost of gas.

MGE also reduces price risk caused by market fluctuations via physical contracts and financial derivative contracts, including futures, swaps, options, forwards, and other contractual commitments. The maximum length of time over which cash flows related to energy commodities can be hedged under applicable PSCW approvals is four years.

MGE has financial gas and electric commodity contracts to hedge commodity price risk in the gas and electric utility segments. These contracts are primarily comprised of exchange-traded option and future contracts. MGE also holds FTRs, which are used to hedge the risk of increased transmission congestion charges. At March 31, 2016, the cost basis of these instruments exceeded their fair value by $1.0 million. Under the PGA clause and electric fuel rules, MGE may include in the costs of fuel (natural gas or power) the costs and benefits of the aforementioned fuel price risk management tools. Because these costs/benefits are recoverable, the related unrealized loss/gain has been deferred on the consolidated balance sheets as a regulatory asset/liability.

MGE has also entered into a purchased power agreement that provides MGE with firm capacity and energy that began on June 1, 2012, and ends on May 31, 2022 (the "base term"). The agreement also allows MGE an option to extend the contract after the base term. The agreement is considered a derivative contract and is recognized at its fair value on the consolidated balance sheet. However, the derivative qualifies for regulatory deferral and is recognized with a corresponding regulatory asset or liability depending on whether the fair value is in a loss or gain position. The fair value of the contract at March 31, 2016, reflects a loss position of $55.9 million.

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

Additionally, if a counterparty were to default and MGE were to liquidate all contracts with that entity, MGE's credit loss would include the loss in value of mark-to-market contracts; the amount owed for settled transactions; and additional payments, if any, to settle unrealized losses on accrual contracts. As of March 31, 2016, no counterparties have defaulted.

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

Item 4. Controls and Procedures.

During the first quarter of 2016, each registrant's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to that registrant, including its subsidiaries, is accumulated and made known to that registrant's management, including these officers, by other employees of that registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, the registrants do not control or manage certain of their unconsolidated entities and thus, their access and ability to apply their procedures to those entities is more limited than is the case for their consolidated subsidiaries.

As of March 31, 2016, each registrant's principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective. Each registrant intends to strive continually to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

During the quarter ended March 31, 2016, there were no changes in either registrant's internal controls over financial reporting that materially affected, or are reasonably likely to affect materially, that registrant's internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

MGE Energy and MGE

MGE Energy and its subsidiaries, including MGE, from time to time are involved in various legal proceedings that are handled and defended in the ordinary course of business.

See Footnote 7.a. and 7.b. of Notes to Consolidated Financial Statements for more information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs*
January 1-31, 2016	19,475	$46.83	-	-
February 1-29, 2016	16,825	50.97	-	-
March 1-31, 2016	65,290	50.15	-	-
Total	101,590	$49.65	-	-

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

Item 4. Mine Safety Disclosures.

Not applicable to MGE Energy and MGE.

Item 6. Exhibits.

10.1*

Form of Amendment to Severance Agreement.

10.2*

Form of Severance Agreement for Officers hired on or after January 1, 2012.

10.3*

Form of Income Continuation Agreement as revised January 1, 2016.

12

Statement regarding computation of ratio of earnings to fixed charges for Madison Gas and Electric Company.

Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed by the following officers for the following companies:

31.1

Filed by Gary J. Wolter for MGE Energy, Inc.

31.2

Filed by Jeffrey C. Newman for MGE Energy, Inc.

31.3

Filed by Gary J. Wolter for Madison Gas and Electric Company

31.4

Filed by Jeffrey C. Newman for Madison Gas and Electric Company

Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) as to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed by the following officers for the following companies:

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

MGE ENERGY, INC.

Date: May 5, 2016	/s/ Gary J. Wolter
Gary J. Wolter Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: May 5, 2016	/s/ Jeffrey C. Newman
Jeffrey C. Newman Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Chief Financial and Accounting Officer)

Signatures - Madison Gas and Electric Company

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MADISON GAS AND ELECTRIC COMPANY

Date: May 5, 2016	/s/ Gary J. Wolter
Gary J. Wolter Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: May 5, 2016	/s/ Jeffrey C. Newman
Jeffrey C. Newman Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Chief Financial and Accounting Officer)

