Form 10-Q
period 2016-06-30
MGE ENERGY INC; MADISON GAS & ELECTRIC CO
filed 2016-08-04
CIK 1161728, 61339

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:

June 30, 2016

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

Number of Shares Outstanding of Each Class of Common Stock as of July 31, 2016
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

Item 1. Financial Statements.

MGE Energy, Inc.

Consolidated Statements of Income (unaudited)

(In thousands, except per-share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Operating Revenues:
Electric revenues	$100,615	$101,457	$194,305	$201,663
Gas revenues	20,961	20,669	74,798	90,597
Total Operating Revenues	121,576	122,126	269,103	292,260

Operating Expenses:
Fuel for electric generation	15,049	12,677	27,062	24,569
Purchased power	14,861	21,265	29,531	44,130
Cost of gas sold	6,410	6,650	38,933	53,569
Other operations and maintenance	40,963	41,500	83,693	82,174
Depreciation and amortization	11,114	10,995	22,146	21,844
Other general taxes	4,967	4,990	9,995	10,074
Total Operating Expenses	93,364	98,077	211,360	236,360
Operating Income	28,212	24,049	57,743	55,900

Other income, net	2,179	2,446	4,621	4,551
Interest expense, net	(4,957)	(5,008)	(9,957)	(10,099)
Income before income taxes	25,434	21,487	52,407	50,352
Income tax provision	(9,284)	(8,008)	(19,229)	(18,595)
Net Income	$16,150	$13,479	$33,178	$31,757

Earnings Per Share of Common Stock
(basic and diluted)	$0.47	$0.39	$0.96	$0.92

Dividends per share of common stock	$0.295	$0.283	$0.590	$0.565

Weighted Average Shares Outstanding
(basic and diluted)	34,668	34,668	34,668	34,668

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Comprehensive Income (unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net Income	$16,150	$13,479	$33,178	$31,757
Other comprehensive income, net of tax:
Unrealized gain (loss) on available-for-sale
securities, net of tax (($7) and $7, and $104 and
$64, respectively)	10	(11)	(154)	(95)
Comprehensive Income	$16,160	$13,468	$33,024	$31,662

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2016	2015
Operating Activities:
Net income	$33,178	$31,757
Items not affecting cash:
Depreciation and amortization	22,146	21,844
Deferred income taxes	9,522	6,201
Provision for doubtful receivables	483	85
Employee benefit plan expenses	30	1,660
Equity earnings in ATC	(4,000)	(4,170)
Other items	392	(772)
Changes in working capital items:
Decrease in current assets	27,585	29,599
Increase (decrease) in current liabilities	12,230	(14,789)
Dividend income from ATC	2,728	2,891
Cash contributions to pension and other postretirement plans	(12,096)	(11,626)
Other noncurrent items, net	1,316	10,313
Cash Provided by Operating Activities	93,514	72,993

Investing Activities:
Capital expenditures	(40,791)	(33,211)
Capital contributions to investments	(998)	(538)
Other	(184)	(52)
Cash Used for Investing Activities	(41,973)	(33,801)

Financing Activities:
Cash dividends paid on common stock	(20,454)	(19,589)
Repayment of long-term debt	(2,123)	(2,080)
Repayment of short-term debt	-	(7,000)
Other	(40)	(487)
Cash Used for Financing Activities	(22,617)	(29,156)

Change in cash and cash equivalents	28,924	10,036
Cash and cash equivalents at beginning of period	81,384	65,755
Cash and cash equivalents at end of period	$110,308	$75,791

Supplemental disclosures of cash flow information:
Significant noncash investing activities:
Accrued capital expenditures	$7,091	$2,409

The accompanying notes are an integral part of the unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Balance Sheets (unaudited)

(In thousands)

	June 30,	December 31,
ASSETS	2016	2015
Current Assets:
Cash and cash equivalents	$110,308	$81,384
Accounts receivable, less reserves of $3,047 and $3,052, respectively	31,444	37,112
Other accounts receivable, less reserves of $506 and $642, respectively	6,765	7,477
Unbilled revenues	25,653	25,008
Materials and supplies, at average cost	20,825	19,155
Fossil fuel, at average cost	9,502	13,110
Stored natural gas, at average cost	10,029	16,145
Prepaid taxes	19,831	35,252
Regulatory assets - current	7,170	9,538
Other current assets	13,402	10,570
Total Current Assets	254,929	254,751
Regulatory assets	147,157	148,199
Other deferred assets and other	6,372	6,377
Property, Plant, and Equipment:
Property, plant, and equipment, net	1,234,587	1,217,094
Construction work in progress	32,187	26,351
Total Property, Plant, and Equipment	1,266,774	1,243,445
Investments	75,347	73,631
Total Assets	$1,750,579	$1,726,403

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$34,294	$4,266
Accounts payable	46,304	40,830
Accrued interest and taxes	4,940	5,067
Accrued payroll related items	9,453	11,215
Regulatory liabilities - current	14,818	9,515
Derivative liabilities	8,650	8,343
Other current liabilities	10,099	4,910
Total Current Liabilities	128,558	84,146
Other Credits:
Deferred income taxes	370,516	360,785
Investment tax credit - deferred	999	1,050
Regulatory liabilities	22,138	20,785
Accrued pension and other postretirement benefits	63,085	75,680
Derivative liabilities	43,590	44,935
Other deferred liabilities and other	63,865	61,820
Total Other Credits	564,193	565,055
Capitalization:
Common shareholders' equity	703,028	690,458
Long-term debt	354,800	386,744
Total Capitalization	1,057,828	1,077,202
Commitments and contingencies (see Footnote 7)	-	-
Total Liabilities and Capitalization	$1,750,579	$1,726,403

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Common Equity (unaudited)

(In thousands, except per-share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income/(Loss)	Total
2015
Beginning balance - December 31, 2014	34,668	$34,668	$316,268	$308,007	$458	$659,401
Cumulative effect of new accounting principle				(142)		(142)
Beginning balance - Adjusted				307,865		659,259
Net income				31,757		31,757
Other comprehensive loss					(95)	(95)
Common stock dividends declared
($0.565 per share)				(19,589)		(19,589)
Ending balance - June 30, 2015	34,668	$34,668	$316,268	$320,033	$363	$671,332

2016
Beginning balance - December 31, 2015	34,668	$34,668	$316,268	$339,165	$357	$690,458
Net income				33,178		33,178
Other comprehensive loss					(154)	(154)
Common stock dividends declared
($0.590 per share)				(20,454)		(20,454)
Ending balance - June 30, 2016	34,668	$34,668	$316,268	$351,889	$203	$703,028

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Income (unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Operating Revenues:
Electric revenues	$100,622	$101,462	$194,318	$201,673
Gas revenues	20,967	20,671	74,814	90,604
Total Operating Revenues	121,589	122,133	269,132	292,277

Operating Expenses:
Fuel for electric generation	15,051	12,679	27,067	24,573
Purchased power	14,864	21,268	29,538	44,136
Cost of gas sold	6,415	6,654	38,949	53,577
Other operations and maintenance	40,712	41,236	83,114	81,708
Depreciation and amortization	11,102	10,984	22,122	21,821
Other general taxes	4,967	4,990	9,995	10,074
Income tax provision	8,464	7,041	17,554	16,817
Total Operating Expenses	101,575	104,852	228,339	252,706
Operating Income	20,014	17,281	40,793	39,571

Other Income and Deductions:
AFUDC - equity funds	263	167	524	295
Equity in earnings in ATC	1,767	2,289	4,000	4,170
Income tax provision	(767)	(978)	(1,709)	(1,786)
Other income, net	(163)	(176)	(236)	(215)
Total Other Income and Deductions	1,100	1,302	2,579	2,464
Income before interest expense	21,114	18,583	43,372	42,035

Interest Expense:
Interest on long-term debt	5,096	5,136	10,205	10,287
Other interest, net	14	(17)	51	15
AFUDC - borrowed funds	(86)	(54)	(171)	(96)
Net Interest Expense	5,024	5,065	10,085	10,206
Net Income	$16,090	$13,518	$33,287	$31,829
Less: Net Income Attributable to Noncontrolling
Interest, net of tax	(5,952)	(6,626)	(12,204)	(13,179)
Net Income Attributable to MGE	$10,138	$6,892	$21,083	$18,650

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Comprehensive Income (unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net Income	$16,090	$13,518	$33,287	$31,829
Other comprehensive income, net of tax:
Unrealized loss on available-for-sale
securities, net of tax ($6 and $18, and $26 and
$73, respectively)	(9)	(27)	(39)	(109)
Comprehensive Income	$16,081	$13,491	$33,248	$31,720
Less: Comprehensive Income Attributable to
Noncontrolling Interest, net of tax	(5,952)	(6,626)	(12,204)	(13,179)
Comprehensive Income Attributable to MGE	$10,129	$6,865	$21,044	$18,541

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2016	2015
Operating Activities:
Net income	$33,287	$31,829
Items not affecting cash:
Depreciation and amortization	22,122	21,821
Deferred income taxes	8,894	3,909
Provision for doubtful receivables	483	85
Employee benefit plan expenses	30	1,660
Equity earnings in ATC	(4,000)	(4,170)
Other items	770	(524)
Changes in working capital items:
Decrease in current assets	27,628	35,282
Increase (decrease) in current liabilities	12,123	(12,369)
Dividend income from ATC	2,728	2,891
Cash contributions to pension and other postretirement plans	(12,096)	(11,626)
Other noncurrent items, net	1,240	10,204
Cash Provided by Operating Activities	93,209	78,992

Investing Activities:
Capital expenditures	(40,791)	(33,211)
Capital contributions to investments	(710)	(355)
Other	(527)	(62)
Cash Used for Investing Activities	(42,028)	(33,628)

Financing Activities:
Cash dividends paid to parent by MGE	(25,000)	(10,000)
Distributions to parent from noncontrolling interest	(10,552)	(10,084)
Equity contribution received by noncontrolling interest	710	2,875
Repayment of long-term debt	(2,123)	(2,080)
Repayment of short-term debt	-	(7,000)
Other	(29)	(314)
Cash Used for Financing Activities	(36,994)	(26,603)

Change in cash and cash equivalents	14,187	18,761
Cash and cash equivalents at beginning of period	26,760	4,562
Cash and cash equivalents at end of period	$40,947	$23,323

Supplemental disclosures of cash flow information:
Significant noncash investing activities:
Accrued capital expenditures	$7,091	$2,409

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Balance Sheets (unaudited)

(In thousands)

	June 30,	December 31,
ASSETS	2016	2015
Current Assets:
Cash and cash equivalents	$40,947	$26,760
Accounts receivable, less reserves of $3,047 and $3,052, respectively	31,444	37,112
Affiliate receivables	547	542
Other accounts receivable, less reserves of $506 and $642, respectively	6,745	7,390
Unbilled revenues	25,653	25,008
Materials and supplies, at average cost	20,825	19,155
Fossil fuel, at average cost	9,502	13,110
Stored natural gas, at average cost	10,028	16,145
Prepaid taxes	18,726	34,279
Regulatory assets - current	7,170	9,538
Other current assets	13,394	10,544
Total Current Assets	184,981	199,583
Affiliate receivable long-term	4,501	4,766
Regulatory assets	147,157	148,199
Other deferred assets and other	4,178	4,216
Property, Plant, and Equipment:
Property, plant, and equipment, net	1,233,966	1,216,415
Construction work in progress	32,187	26,351
Total Property, Plant, and Equipment	1,266,153	1,242,766
Investments	71,901	69,984
Total Assets	$1,678,871	$1,669,514

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$34,294	$4,266
Accounts payable	46,304	40,742
Accrued interest and taxes	4,889	5,021
Accrued payroll related items	9,453	11,215
Regulatory liabilities - current	14,818	9,515
Derivative liabilities	8,650	8,343
Other current liabilities	9,790	4,791
Total Current Liabilities	128,198	83,893
Other Credits:
Deferred income taxes	361,807	352,626
Investment tax credit - deferred	999	1,050
Regulatory liabilities	22,138	20,785
Accrued pension and other postretirement benefits	63,085	75,680
Derivative liabilities	43,590	44,935
Other deferred liabilities and other	63,864	61,817
Total Other Credits	555,483	556,893
Capitalization:
Common shareholder's equity	497,720	501,676
Noncontrolling interest	142,670	140,308
Total Equity	640,390	641,984
Long-term debt	354,800	386,744
Total Capitalization	995,190	1,028,728
Commitments and contingencies (see Footnote 7)	-	-
Total Liabilities and Capitalization	$1,678,871	$1,669,514

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Common Equity (unaudited)

(In thousands)

					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling
	Shares	Value	Capital	Earnings	Income/(Loss)	Interest	Total
2015
Beginning balance - Dec. 31, 2014	17,348	$17,348	$192,417	$276,662	$144	$125,689	$612,260
Cumulative effect of new accounting principle				(142)			(142)
Beginning balance - Adjusted				276,520			612,118
Net income				18,650		13,179	31,829
Other comprehensive loss					(109)		(109)
Cash dividends paid to parent
by MGE				(10,000)			(10,000)
Equity contribution received by
noncontrolling interest						2,875	2,875
Distributions to parent from
noncontrolling interest						(10,084)	(10,084)
Ending balance - June 30, 2015	17,348	$17,348	$192,417	$285,170	$35	$131,659	$626,629

2016
Beginning balance - Dec. 31, 2015	17,348	$17,348	$192,417	$291,888	$23	$140,308	$641,984
Net income				21,083		12,204	33,287
Other comprehensive loss					(39)		(39)
Cash dividends paid to parent
by MGE				(25,000)			(25,000)
Equity contribution received by
noncontrolling interest						710	710
Distributions to parent from
noncontrolling interest						(10,552)	(10,552)
Ending balance - June 30, 2016	17,348	$17,348	$192,417	$287,971	$(16)	$142,670	$640,390

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc., and Madison Gas and Electric Company

Notes to Consolidated Financial Statements (unaudited)

June 30, 2016

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

The accompanying consolidated financial statements as of June 30, 2016, and for the three and six months ended, are unaudited, but include all adjustments that MGE Energy and MGE management consider necessary for a fair statement of their respective financial statements. All adjustments are of a normal, recurring nature except as otherwise disclosed. The year-end consolidated balance sheet information was derived from the audited balance sheet appearing in MGE Energy's and MGE's 2015 Annual Report on Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These notes should be read in conjunction with the financial statements and the notes on pages 55 through 105 of the 2015 Annual Report on Form 10-K.

2.

Equity and Financing Arrangements - MGE Energy.

a.

Common Stock.

MGE Energy sells shares of its common stock through its Stock Plan. Those shares may be newly issued shares or shares that MGE Energy has purchased in the open market for resale to participants in the Stock Plan. All sales under the Stock Plan are covered by a shelf registration statement that MGE Energy filed with the SEC. For both the six months ended June 30, 2016 and 2015, MGE Energy did not issue any new shares of common stock under the Stock Plan.

b.

Dilutive Shares Calculation.

MGE Energy does not have any dilutive securities.

3.

Investment in ATC - MGE Energy and MGE.

ATC owns and operates electric transmission facilities primarily in Wisconsin. MGE received an interest in ATC when it, like other Wisconsin electric utilities, contributed its electric transmission facilities to ATC as required by Wisconsin law. That interest is presently held by MGE Transco, which is jointly owned by MGE Energy and MGE.

MGE Transco has accounted for its investment in ATC under the equity method of accounting. For the three and six months ended June 30, 2016 and 2015, MGE Transco recorded the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2016	2015	2016	2015
Equity in earnings from investment in ATC	$1,767	$2,289	$4,000	$4,170
Dividends received from ATC	1,863	1,471	2,728	2,891
Capital contributions to ATC	177	177	710	355

MGE Transco's investment in ATC as of June 30, 2016, and December 31, 2015, was $71.4 million and $69.5 million, respectively.

At June 30, 2016, MGE is the majority owner (51%), and MGE Energy, the holding company, is the minority owner (49%) of MGE Transco. MGE Energy's proportionate share of the equity and net income of MGE Transco is classified within the MGE financial statements as noncontrolling interest. MGE's ownership interest declined below a majority in July 2016 as a result of continued funding of ATC capital contributions by MGE Energy. As a result of the change in majority ownership in MGE Transco in July 2016, MGE will deconsolidate the noncontrolling interest within MGE's financial statements for MGE Energy's proportionate share of the equity in MGE Transco. As of June 30, 2016, the noncontrolling interest attributable to MGE Transco on MGE's consolidated balance sheet was $24.9 million. No gain or loss was recognized in July 2016 due to MGE ceasing to have a controlling financial interest.

In June 2016, the PSCW accepted a staff recommendation to have MGE transfer its interest in ATC to MGE Energy. As a result, MGE's ownership interest in MGE Transco will be completely eliminated in favor of MGE Energy when the transfers are complete, which is anticipated to occur in 2016. The recommendation arose in the context of requests for regulatory approvals by several owners of ATC in connection with a reorganization of ATC designed to separate its existing Wisconsin-based transmission operations from its non-Wisconsin transmission development activities. The change will have no effect on MGE Energy's consolidated financial statements.

ATC's summarized financial data for the three and six months ended June 30, 2016 and 2015, is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2016	2015	2016	2015
Operating revenues	$154,225	$165,171	$318,465	$317,528
Operating expenses	(81,698)	(80,326)	(160,763)	(160,277)
Other income (expense), net	1,308	(81)	1,435	(19)
Interest expense, net	(24,882)	(24,172)	(49,090)	(48,655)
Earnings before members' income taxes	$48,953	$60,592	$110,047	$108,577

MGE receives transmission and other related services from ATC. During the three and six months ended June 30, 2016, MGE recorded $7.4 million and $14.7 million, respectively, for transmission services received compared to $7.0 million and $14.1 million for the comparable periods in 2015. MGE also provides a variety of operational, maintenance, and project management services for ATC, which is reimbursed by ATC. As of June 30, 2016, and December 31, 2015, MGE had a receivable due from ATC of $0.2 million.

4.

Taxes - MGE Energy and MGE.

MGE Energy's effective income tax rates for the three and six months ended June 30, 2016, were 36.5% and 36.7%, respectively, compared to 37.3% and 36.9% for the same periods in 2015. MGE's effective income tax rates for the three and six months ended June 30, 2016, were 36.5% and 36.7%, respectively, compared to 37.2% and 36.9% for the same periods in 2015. The decrease in the effective tax rates is due in part to higher estimated AFUDC equity earnings offset by a lower estimated domestic manufacturing deduction in 2016.

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

The following table presents the components of MGE Energy's and MGE's net periodic benefit costs recognized for the three and six months ended June 30, 2016 and 2015. A portion of the net periodic benefit cost is capitalized within the consolidated balance sheets.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2016	2015	2016	2015
Pension Benefits
Components of net periodic cost:
Service cost	$1,564	$2,039	$2,945	$3,837
Interest cost	3,494	3,902	6,583	7,342
Expected return on assets	(6,329)	(6,438)	(11,922)	(12,115)
Amortization of:
Prior service cost	3	6	5	12
Actuarial loss	1,534	1,513	2,890	2,847
Net periodic cost	$266	$1,022	$501	$1,923

Postretirement Benefits
Components of net periodic (benefit) cost:
Service cost	$399	$3	$723	$386
Interest cost	831	6	1,505	784
Expected return on assets	(868)	(5)	(1,573)	(708)
Amortization of:
Transition obligation	1	-	2	1
Prior service benefit	(822)	(5)	(1,489)	(672)
Actuarial loss	196	2	355	264
Net periodic (benefit) cost	$(263)	$1	$(477)	$55

6.

Share-Based Compensation - MGE Energy and MGE.

Under MGE Energy's Performance Unit Plan and the Director Incentive Plan, eligible employees and non-employee directors may receive performance units that entitle the holder to receive a cash payment equal to the value of a designated number of shares of MGE Energy's common stock, plus dividend equivalent payments thereon, at the end of the set performance period.

In January 2016, 3,773 units were granted under the Director Incentive Plan and are subject to a three-year graded vesting schedule. In February 2016, 19,055 units were granted under the Performance Unit Plan and are subject to a five-year graded vesting schedule. On the grant date, MGE Energy and MGE measure the cost of the employee services received in exchange for a performance unit award based on the current market value of MGE Energy common stock. The fair value of the awards is re-measured quarterly, including at June 30, 2016, as required by applicable accounting standards. Changes in fair value as well as the original grant are recognized as compensation cost. Since this amount is re-measured throughout the vesting period, the compensation cost is subject to variability.

For nonretirement eligible employees under the Performance Unit Plan, stock based compensation costs are accrued and recognized using the graded vesting method. Compensation cost for retirement eligible employees or employees that will become retirement eligible during the vesting schedule are recognized on an abridged horizon.

During the six months ended June 30, 2016 and 2015, MGE recorded $1.8 million and $0.1 million, respectively, in compensation expense as a result of awards under the plans. In January 2016, cash payments of $1.2 million were distributed relating to awards that were granted in 2011. During the six months ended June 30, 2015, MGE recorded a $0.2 million gain on 4,676 units forfeited. No forfeitures occurred during the six months ended June 30, 2016. At June 30, 2016, $5.8 million of outstanding awards are vested, and of this amount, no cash settlements have occurred.

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

Our WCCF, Blount, and Columbia plants are considered existing plants under this rule. Our WCCF facility already employs a system that meets the 316(b) rule. Our Blount plant has conducted studies showing that it will likely be in compliance with this rule when its WPDES permit is renewed in 2017. The operator of our Columbia plant is conducting an intake study to demonstrate compliance with the 316(b) rule and/or identify design criteria needed to meet the new rule requirements prior to Columbia's 2017 WPDES permit renewal. The exact requirements at Blount and Columbia, however, will not be known until the WDNR finalizes its rule, approves the plant operators' approach, and those sites' WPDES permits are modified to account for this rule. Nonetheless, MGE expects that the 316(b) rule will not have material effects on its existing plants.

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

On January 26, 2016, several parties filed a request for a stay of the CPP with the U.S. Supreme Court; and on February 9, 2016, the U.S. Supreme Court granted that request. The CPP may not be implemented until the Supreme Court lifts the stay, presumably after the courts ultimately resolve the underlying legality of the rule. Oral arguments are scheduled before the D.C. Circuit for September 27, 2016.

Given the pending legal proceedings and the need for a yet-to-be-developed state implementation plan or finalization of the federal implementation plan, the nature and timing of any final requirements is subject to uncertainty. If the rule remains substantially in its present form, it is expected to have a material impact on MGE.

National Ambient Air Quality Standards (NAAQS)

The EPA's NAAQS regulations have been developed to set ambient levels of six pollutants to protect sensitive populations (primary NAAQS) and the environment (secondary NAAQS) from the negative effects of exposure to these pollutants at higher levels. MGE is following developments for several NAAQS, including for particulate matter, nitrogen dioxide, sulfur dioxide, and ozone. Further discussion on ozone, sulfur dioxide, and nitrogen dioxide NAAQS follows. For additional information on the NAAQS process, see Footnote 18.c. of Notes to Consolidated Financial Statements under Item 8, Financial Statements and Supplementary Data, of MGE Energy's and MGE's 2015 Annual Report on Form 10-K.

Ozone NAAQS

In October 2015, the EPA revised the primary and secondary ozone NAAQS, lowering each to 70 ppb. The rule became effective in December 2015. Based on current ozone monitoring data, it appears that Milwaukee County (where our Elm Road Units are located) will likely not attain the lowered standards, and Dane and Columbia Counties (where our WCCF/Blount and Columbia Units are located, respectively) may or may not attain them. It is too early to determine, however, as final attainment designations for these three counties will be based upon air monitoring data for years 2014-2016 and must be approved by the EPA. Once these designations are complete, the State of Wisconsin will develop implementation plans for each county designated as nonattainment, which could affect operations and emission control obligations for plants located within the nonattainment counties. The State of Wisconsin has joined a lawsuit filed by several states challenging the EPA's new ozone standard, alleging that the new standard is not attainable and the EPA is not properly considering background levels in setting its ozone attainment levels. Briefings in this challenge began in April 2016 and will continue through the summer. The final briefs are scheduled to be filed in September 2016. MGE will continue to monitor legal developments, attainment designations, and any state actions and implementation plans.

Sulfur Dioxide (SO2) NAAQS

In March 2015, the EPA identified MGE's Columbia Plant in Columbia County as a large stationary source of SO2 that may exceed the one hour SO2 NAAQS standard and was subject to a State of Wisconsin proposed county attainment/nonattainment determination. In September 2015, Wisconsin sent a letter to the EPA proposing that Columbia County be designated as being in attainment for SO2 NAAQS based on recent modeling demonstrating that SO2 pollution controls on the Columbia Plant had brought the county into attainment. In June 2016, the EPA issued a final rule classifying Columbia County as an unclassified/attainment area. In addition to the EPA's actions on SO2 NAAQS, the WDNR is revising its state rules to incorporate the one hour SO2 standard with a proposed final rule date of August 2016. MGE does not anticipate any material costs from this rule.

Nitrogen Dioxide (NO2) NAAQS

The WDNR is revising its state rules to incorporate the EPA's one hour NO2 NAAQS rule that was finalized in 2010. The effective date of the state rule was August 1, 2016. Wisconsin's NO2 NAAQS rule may affect our stationary fossil-fuel generation sources by requiring that we demonstrate consistency with the NAAQS when applying for certain air permits. Preliminary assessments conducted by MGE suggest that these NAAQS rules will not have a material impact.

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

b.

Legal Matters.

MGE is involved in various legal matters that are being defended and handled in the normal course of business. MGE maintains accruals for such costs that are probable of being incurred and subject to reasonable estimation. The accrued amount for these matters is not material to the financial statements. MGE does not expect the resolution of these matters to have a material adverse effect on its consolidated results of operations, financial condition, or cash flows.

c.

Purchase Contracts.

MGE Energy and MGE have entered into various commodity supply, transportation, and storage contracts to meet their obligations to deliver natural gas to customers. As of June 30, 2016, the future commitments related to these purchase contracts were as follows:

(In thousands)	2016	2017	2018	2019	2020	Thereafter
Natural gas
Transportation & storage(a)	$10,621	$25,044	$24,833	$23,048	$16,274	$32,595
Supply(b)	11,035	13,092	-	-	-	-
	$21,656	$38,136	$24,833	$23,048	$16,274	$32,595

(a)

MGE's natural gas transportation and storage contracts require fixed monthly payments for firm supply pipeline transportation and storage capacity. The pricing components of the fixed monthly payments for the transportation and storage contracts are established by FERC but may be subject to change. Management expects to recover these costs in future customer rates.

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

b.

Notional Amounts.

The gross notional volume of open derivatives is as follows:

	June 30, 2016	December 31, 2015
Commodity derivative contracts	479,725 MWh	355,580 MWh
Commodity derivative contracts	1,887,500 Dth	5,037,500 Dth
FTRs	5,653 MW	2,000 MW

c.

Financial Statement Presentation.

MGE purchases and sells exchange-traded and over-the-counter options, swaps, and future contracts. These arrangements are primarily entered into to help stabilize the price risk associated with gas or power purchases. These transactions are employed by both MGE's gas and electric segments. Additionally, as a result of the firm transmission agreements that MGE holds on electricity transmission paths in the MISO market, MGE holds FTRs. An FTR is a financial instrument that entitles the holder to a stream of revenues or charges based on the differences in hourly day-ahead energy prices between two points on the transmission grid. The fair values of these instruments are offset with a corresponding regulatory asset/liability depending on whether they are in a net loss/gain position. Depending on the nature of the instrument, the gain or loss associated with these transactions will be reflected as cost of gas sold, fuel for electric generation, or purchased power expense in the delivery month applicable to the instrument. At June 30, 2016, the fair value of exchange traded derivatives and FTRs exceeded their cost basis by $1.7 million. At December 31, 2015, the cost basis of exchange traded derivatives and FTRs exceeded their fair value by $0.8 million.

MGE is a party to a purchased power agreement that provides MGE with firm capacity and energy during a base term from June 1, 2012, through May 31, 2022. The agreement also allows MGE an option to extend the contract after the base term. The agreement is accounted for as a derivative contract and is recognized at its fair value on the consolidated balance sheets. However, the derivative qualifies for regulatory deferral and is recognized with a corresponding regulatory asset or liability depending on whether the fair value is in a loss or gain position. The fair value of the contract at June 30, 2016, and December 31, 2015, reflects a loss position of $52.2 million and $53.3 million, respectively. The actual cost will be recognized in purchased power expense in the month of purchase.

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

	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
June 30, 2016
Commodity derivative contracts	Other current assets	$1,814	Derivative liability (current)	$212
Commodity derivative contracts	Other deferred charges	143	Derivative liability (long-term)	60
FTRs	Other current assets	34	Derivative liability (current)	-
PPA	N/A	N/A	Derivative liability (current)	8,650
PPA	N/A	N/A	Derivative liability (long-term)	43,590

December 31, 2015
Commodity derivative contracts	Other current assets	$146	Derivative liability (current)	$1,266
Commodity derivative contracts	Other deferred charges	144	Derivative liability (long-term)	70
FTRs	Other current assets	234	Derivative liability (current)	-
PPA	N/A	N/A	Derivative liability (current)	8,340
PPA	N/A	N/A	Derivative liability (long-term)	44,930

The following tables show the effect of netting arrangements for recognized derivative assets and liabilities that are subject to a master netting arrangement or similar arrangement on the consolidated balance sheets.

Offsetting of Derivative Assets
(In thousands)	Gross Amounts	Gross Amounts Offset in Balance Sheets	Collateral Posted Against Derivative Positions	Net Amount Presented in Balance Sheets
June 30, 2016
Commodity derivative contracts	$1,957	$(272)	$-	$1,685
FTRs	34	-	-	34

December 31, 2015
Commodity derivative contracts	$290	$(290)	$-	$-
FTRs	234	-	-	234

Offsetting of Derivative Liabilities
(In thousands)	Gross Amounts	Gross Amounts Offset in Balance Sheets	Collateral Posted Against Derivative Positions	Net Amount Presented in Balance Sheets
June 30, 2016
Commodity derivative contracts	$272	$(272)	$-	$-
PPA	52,240	-	-	52,240

December 31, 2015
Commodity derivative contracts	$1,336	$(290)	$(1,038)	$8
PPA	53,270	-	-	53,270

The following tables summarize the unrealized and realized gains (losses) related to the derivative instruments on the consolidated balance sheets at June 30, 2016 and 2015, and the consolidated income statements for the three and six months ended June 30, 2016 and 2015.

	2016		2015
(In thousands)	Current and Long-Term Regulatory Asset	Other Current Assets	Current and Long-Term Regulatory Asset	Other Current Assets
Three Months Ended June 30:
Balance at April 1,	$56,884	$655	$53,966	$268
Unrealized (gain) loss	(4,580)	-	3,160	-
Realized gain (loss) reclassified to a deferred account	17	(17)	(231)	231
Realized (loss) gain reclassified to income statement	(1,800)	21	(847)	(44)
Balance at June 30,	$50,521	$659	$56,048	$455

Six Months Ended June 30:
Balance at January 1,	$54,082	$1,208	$54,998	$1,001
Unrealized loss	1,791	-	4,478	-
Realized (loss) gain reclassified to a deferred account	(1,434)	1,434	(1,292)	1,292
Realized (loss) gain reclassified to income statement	(3,918)	(1,983)	(2,136)	(1,838)
Balance at June 30,	$50,521	$659	$56,048	$455

	Realized Losses (Gains)
	2016		2015
(In thousands)	Fuel for Electric Generation/ Purchased Power	Cost of Gas Sold	Fuel for Electric Generation/ Purchased Power	Cost of Gas Sold
Three Months Ended June 30:
Commodity derivative contracts	$417	$-	$578	$(2)
FTRs	136	-	(255)	-
PPA	1,226	-	570	-

Six Months Ended June 30:
Commodity derivative contracts	$1,424	$1,814	$998	$1,759
FTRs	68	-	(374)	-
PPA	2,595	-	1,591	-

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

The PPA has a provision that may require MGE to post collateral if MGE's debt rating falls below investment grade (i.e., below BBB-). The amount of collateral that it may be required to post varies from $20.0 million to $40.0 million, depending on MGE's nominated capacity amount. As of June 30, 2016, no collateral is required to be, or has been, posted. Certain counterparties extend MGE a credit limit. If MGE exceeds these limits, the counterparties may require collateral to be posted. As of June 30, 2016, no counterparties were in a net liability position. As of December 31, 2015, certain counterparties were in a net liability position of less than $0.1 million.

Nonperformance of counterparties to the non-exchange traded derivatives could expose MGE to credit loss. However, MGE enters into transactions only with companies that meet or exceed strict credit guidelines, and it monitors these counterparties on an ongoing basis to mitigate nonperformance risk in its portfolio. As of June 30, 2016, no counterparties have defaulted.

22

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

In August 2015, the PSCW approved a $0.00256/kWh fuel credit that began on September 1, 2015, and will continue throughout 2016. The fuel credit established a mechanism to return $10.9 million of fuel savings to electric customers as a bill credit. MGE returned $2.6 million of electric fuel-related savings in customer bill credits during the period from September 1, 2015, through December 31, 2015. MGE returned $3.9 million of electric fuel-related savings during the six months ended June 30, 2016.

In January 2016, the PSCW lowered MGE's 2016 fuel rules monitored costs by $14.8 million as a result of continued lower projected fuel costs in 2016. Also, in March 2016, MGE filed its 2015 fuel plan reconciliation application with an overcollection of 2015 fuel rules monitored costs. The return of the additional 2015 and 2016 fuel savings to customers was addressed during the PSCW's annual review during 2016 of 2015 fuel costs. In July 2016, the PSCW issued a final order stating that MGE shall refund the additional fuel savings incurred during 2015 and 2016 for a total of $15.7 million to its retail electric customers over a one-month period expected to occur by the end of the third quarter of 2016. This one-time fuel credit will be in addition to the fuel credit approved in August 2015, which is currently being returned to customers throughout the remainder of 2016.

As of June 30, 2016, MGE had a deferred balance of $14.8 million of electric fuel-related savings that are outside the range authorized by the PSCW. Within this amount, MGE has deferred $2.3 million of 2016 fuel savings that were in excess of the fuel savings included within the fuel credits referenced above. These costs will be subject to the PSCW's annual review of 2016 fuel costs, expected to be completed in 2017.

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

Fair Value of Financial Assets and Liabilities Recorded at the Carrying Amount.

At June 30, 2016, and December 31, 2015, the carrying amount of cash, cash equivalents, and outstanding commercial paper approximates fair market value due to the short maturity of those investments and obligations. The estimated fair market value of MGE Energy's and MGE's long-term debt is based on quoted market prices for similar financial instruments at June 30, 2016, and December 31, 2015. Since long-term debt is not traded in an active market, it is classified as Level 2. The estimated fair market value of MGE Energy's and MGE's financial instruments are as follows:

	June 30, 2016		December 31, 2015
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
MGE Energy
Assets:
Cash and cash equivalents	$110,308	$110,308	$81,384	$81,384
Liabilities:
Long-term debt*	393,386	472,696	395,508	435,767

MGE
Assets:
Cash and cash equivalents	$40,947	$40,947	$26,760	$26,760
Liabilities:
Long-term debt*	393,386	472,696	395,508	435,767

*Includes long-term debt due within one year.

b.

Recurring Fair Value Measurements.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis for MGE Energy and MGE.

	Fair Value as of June 30, 2016
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Derivatives, net	$1,719	$1,362	$-	$357
Exchange-traded investments	501	501	-	-
Total Assets	$2,220	$1,863	$-	$357
Liabilities:
Derivatives, net	$52,240	$-	$-	$52,240
Deferred compensation	3,250	-	3,250	-
Total Liabilities	$55,490	$-	$3,250	$52,240

MGE
Assets:
Derivatives, net	$1,719	$1,362	$-	$357
Exchange-traded investments	84	84	-	-
Total Assets	$1,803	$1,446	$-	$357
Liabilities:
Derivatives, net	$52,240	$-	$-	$52,240
Deferred compensation	3,250	-	3,250	-
Total Liabilities	$55,490	$-	$3,250	$52,240

	Fair Value as of December 31, 2015
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Derivatives, net	$234	$-	$-	$234
Exchange-traded investments	759	759	-	-
Total Assets	$993	$759	$-	$234
Liabilities:
Derivatives, net(a)	$54,316	$581	$-	$53,735
Deferred compensation	3,145	-	3,145	-
Total Liabilities	$57,461	$581	$3,145	$53,735

MGE
Assets:
Derivatives, net	$234	$-	$-	$234
Exchange-traded investments	148	148	-	-
Total Assets	$382	$148	$-	$234
Liabilities:
Derivatives, net(a)	$54,316	$581	$-	$53,735
Deferred compensation	3,145	-	3,145	-
Total Liabilities	$57,461	$581	$3,145	$53,735

(a) These amounts are shown gross and exclude $1.0 million of collateral that was posted against derivative positions with counterparties as of December 31, 2015.

No transfers were made in or out of Level 1 or Level 2 for the six months ended June 30, 2016.

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

The following table presents the significant unobservable inputs used in the pricing model.

	Model Input
Significant Unobservable Inputs	June 30, 2016	December 31, 2015
Basis adjustment:
On peak	94.9%	96.9%
Off peak	94.7%	95.1%
Counterparty fuel mix:
Internal generation	55% - 75%	60% - 75%
Purchased power	45% - 25%	40% - 25%

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

The following table summarizes the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for both MGE Energy and MGE.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2016	2015	2016	2015
Beginning balance	$(57,101)	$(53,866)	$(53,501)	$(53,986)
Realized and unrealized gains (losses):
Included in regulatory liabilities (assets)	5,218	(2,327)	1,618	(2,208)
Included in other comprehensive income	-	-	-	-
Included in earnings	(1,809)	(883)	(3,972)	(2,211)
Included in current assets	-	-	-	-
Purchases	5,636	4,953	10,937	11,115
Sales	-	-	-	-
Issuances	-	-	-	-
Settlements	(3,827)	(4,071)	(6,965)	(8,904)
Transfers in and/or out of Level 3	-	-	-	-
Balance as of June 30,	$(51,883)	$(56,194)	$(51,883)	$(56,194)
Total gains (losses) included in earnings attributed to
the change in unrealized gains (losses) related to
assets and liabilities held at June 30,(b)	$-	$-	$-	$-

The following table presents total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis for both MGE Energy and MGE (b).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2016	2015	2016	2015
Purchased Power Expense	$(1,809)	$(885)	$(3,972)	$(2,213)
Cost of Gas Sold Expense	-	2	-	2
Total	$(1,809)	$(883)	$(3,972)	$(2,211)

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

c.

Debt Issuance Costs.

In April 2015, the FASB issued authoritative guidance within the Codification's Interest topic that provides guidance on the presentation of debt issuance costs in financial statements. This authoritative guidance became effective January 1, 2016, and changed the presentation of debt issuance costs on the balance sheet. Prior to the authoritative guidance, debt issuance costs were treated as a deferred asset, and beginning January 1, 2016, these costs are included as a direct deduction to the related debt liability on the consolidated balance sheet. As of June 30, 2016, assets (other deferred assets and other) and liabilities (long-term debt) decreased approximately $4.1 million as a cumulative result of the guidance. In addition, this guidance was applied retrospectively to all prior periods presented, resulting in a decrease to assets and liabilities of $4.3 million for the year ended December 31, 2015.

d.

Financial Instruments.

In January 2016, the FASB issued authoritative guidance within the Codification's Financial Instruments topic that provides guidance on the recognition and measurement of financial instruments. This authoritative guidance will become effective January 1, 2018, and will require equity investments to be measured at fair value with changes in fair value recognized in net income rather than in other comprehensive income. The impact of this guidance on our financial statements is not expected to be material.

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

The following tables show segment information for MGE Energy's operations for the indicated periods:

(In thousands) MGE Energy	Electric	Gas	Nonregulated Energy	Transmission Investment	All Others	Consolidation/ Elimination Entries	Consolidated Total
Three Months Ended June 30, 2016
Operating revenues	$100,329	$20,961	$286	$-	$-	$-	$121,576
Interdepartmental revenues	567	6,141	10,919	-	-	(17,627)	-
Total operating revenues	100,896	27,102	11,205	-	-	(17,627)	121,576
Depreciation and amortization	(7,259)	(2,015)	(1,828)	-	(12)	-	(11,114)
Other operating expenses	(78,291)	(21,295)	(35)	(3)	(253)	17,627	(82,250)
Operating income (loss)	15,346	3,792	9,342	(3)	(265)	-	28,212
Other income (deductions), net	118	(18)	-	1,767	312	-	2,179
Interest (expense) income, net	(2,776)	(799)	(1,449)	-	67	-	(4,957)
Income before taxes	12,688	2,975	7,893	1,764	114	-	25,434
Income tax provision	(4,158)	(1,195)	(3,168)	(709)	(54)	-	(9,284)
Net income	$8,530	$1,780	$4,725	$1,055	$60	$-	$16,150

Three Months Ended June 30, 2015
Operating revenues	$99,481	$20,669	$1,976	$-	$-	$-	$122,126
Interdepartmental revenues	122	2,291	9,853	-	-	(12,266)	-
Total operating revenues	99,603	22,960	11,829	-	-	(12,266)	122,126
Depreciation and amortization	(7,456)	(1,662)	(1,866)	-	(11)	-	(10,995)
Other operating expenses	(79,961)	(19,089)	(36)	-	(262)	12,266	(87,082)
Operating income (loss)	12,186	2,209	9,927	-	(273)	-	24,049
Other income (deductions), net	16	(25)	-	2,290	165	-	2,446
Interest (expense) income, net	(2,768)	(790)	(1,507)	-	57	-	(5,008)
Income (loss) before taxes	9,434	1,394	8,420	2,290	(51)	-	21,487
Income tax (provision) benefit	(3,164)	(557)	(3,380)	(919)	12	-	(8,008)
Net income (loss)	$6,270	$837	$5,040	$1,371	$(39)	$-	$13,479

Six Months Ended June 30, 2016
Operating revenues	$193,537	$74,798	$768	$-	$-	$-	$269,103
Interdepartmental revenues	1,023	11,238	21,896	-	-	(34,157)	-
Total operating revenues	194,560	86,036	22,664	-	-	(34,157)	269,103
Depreciation and amortization	(14,422)	(3,996)	(3,704)	-	(24)	-	(22,146)
Other operating expenses	(153,670)	(69,036)	(82)	(4)	(579)	34,157	(189,214)
Operating income (loss)	26,468	13,004	18,878	(4)	(603)	-	57,743
Other income (deductions), net	314	(26)	-	4,000	333	-	4,621
Interest (expense) income, net	(5,566)	(1,607)	(2,912)	-	128	-	(9,957)
Income (loss) before taxes	21,216	11,371	15,966	3,996	(142)	-	52,407
Income tax (provision) benefit	(6,694)	(4,554)	(6,408)	(1,606)	33	-	(19,229)
Net income (loss)	$14,522	$6,817	$9,558	$2,390	$(109)	$-	$33,178

Six Months Ended June 30, 2015
Operating revenues	$197,721	$90,597	$3,942	$-	$-	$-	$292,260
Interdepartmental revenues	237	5,016	19,700	-	-	(24,953)	-
Total operating revenues	197,958	95,613	23,642	-	-	(24,953)	292,260
Depreciation and amortization	(14,788)	(3,304)	(3,729)	-	(23)	-	(21,844)
Other operating expenses	(159,761)	(79,157)	(86)	-	(465)	24,953	(214,516)
Operating income (loss)	23,409	13,152	19,827	-	(488)	-	55,900
Other income (deductions), net	106	(26)	-	4,171	300	-	4,551
Interest (expense) income, net	(5,587)	(1,594)	(3,025)	-	107	-	(10,099)
Income (loss) before taxes	17,928	11,532	16,802	4,171	(81)	-	50,352
Income tax (provision) benefit	(5,547)	(4,638)	(6,744)	(1,675)	9	-	(18,595)
Net income (loss)	$12,381	$6,894	$10,058	$2,496	$(72)	$-	$31,757

The following tables show segment information for MGE's operations for the indicated periods:

(In thousands) MGE	Electric	Gas	Nonregulated Energy	Transmission Investment	Consolidation/ Elimination Entries	Consolidated Total
Three Months Ended June 30, 2016
Operating revenues	$100,336	$20,967	$286	$-	$-	$121,589
Interdepartmental revenues	560	6,135	10,919	-	(17,614)	-
Total operating revenues	100,896	27,102	11,205	-	(17,614)	121,589
Depreciation and amortization	(7,259)	(2,015)	(1,828)	-	-	(11,102)
Other operating expenses*	(82,405)	(22,476)	(3,203)	(3)	17,614	(90,473)
Operating income (loss)*	11,232	2,611	6,174	(3)	-	20,014
Other income (deductions), net*	74	(32)	-	1,058	-	1,100
Interest expense, net	(2,776)	(799)	(1,449)	-	-	(5,024)
Net income	8,530	1,780	4,725	1,055	-	16,090
Less: Net income attributable to
noncontrolling interest, net of tax	-	-	-	-	(5,952)	(5,952)
Net income attributable to MGE	$8,530	$1,780	$4,725	$1,055	$(5,952)	$10,138

Three Months Ended June 30, 2015
Operating revenues	$99,486	$20,671	$1,976	$-	$-	$122,133
Interdepartmental revenues	117	2,289	9,853	-	(12,259)	-
Total operating revenues	99,603	22,960	11,829	-	(12,259)	122,133
Depreciation and amortization	(7,456)	(1,662)	(1,866)	-	-	(10,984)
Other operating expenses*	(83,079)	(19,632)	(3,416)	-	12,259	(93,868)
Operating income*	9,068	1,666	6,547	-	-	17,281
Other (deductions) income, net*	(30)	(39)	-	1,371	-	1,302
Interest expense, net	(2,768)	(790)	(1,507)	-	-	(5,065)
Net income	6,270	837	5,040	1,371	-	13,518
Less: Net income attributable to
noncontrolling interest, net of tax	-	-	-	-	(6,626)	(6,626)
Net income attributable to MGE	$6,270	$837	$5,040	$1,371	$(6,626)	$6,892

Six Months Ended June 30, 2016
Operating revenues	$193,550	$74,814	$768	$-	$-	$269,132
Interdepartmental revenues	1,010	11,222	21,896	-	(34,128)	-
Total operating revenues	194,560	86,036	22,664	-	(34,128)	269,132
Depreciation and amortization	(14,422)	(3,996)	(3,704)	-	-	(22,122)
Other operating expenses*	(160,284)	(73,567)	(6,490)	(4)	34,128	(206,217)
Operating income (loss)*	19,854	8,473	12,470	(4)	-	40,793
Other income (deductions), net*	234	(49)	-	2,394	-	2,579
Interest expense, net	(5,566)	(1,607)	(2,912)	-	-	(10,085)
Net income	14,522	6,817	9,558	2,390	-	33,287
Less: Net income attributable to
noncontrolling interest, net of tax	-	-	-	-	(12,204)	(12,204)
Net income attributable to MGE	$14,522	$6,817	$9,558	$2,390	$(12,204)	$21,083

Six Months Ended June 30, 2015
Operating revenues	$197,731	$90,604	$3,942	$-	$-	$292,277
Interdepartmental revenues	227	5,009	19,700	-	(24,936)	-
Total operating revenues	197,958	95,613	23,642	-	(24,936)	292,277
Depreciation and amortization	(14,788)	(3,304)	(3,729)	-	-	(21,821)
Other operating expenses*	(165,221)	(83,770)	(6,830)	-	24,936	(230,885)
Operating income*	17,949	8,539	13,083	-	-	39,571
Other income (deductions), net*	19	(51)	-	2,496	-	2,464
Interest expense, net	(5,587)	(1,594)	(3,025)	-	-	(10,206)
Net income	12,381	6,894	10,058	2,496	-	31,829
Less: Net income attributable to
noncontrolling interest, net of tax	-	-	-	-	(13,179)	(13,179)
Net income attributable to MGE	$12,381	$6,894	$10,058	$2,496	$(13,179)	$18,650

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

For the three months ended June 30, 2016, MGE Energy's earnings were $16.2 million or $0.47 per share compared to $13.5 million or $0.39 per share for the same period in the prior year. MGE's earnings for the three months ended June 30, 2016, were $10.1 million compared to $6.9 million for the same period in the prior year.

For the six months ended June 30, 2016, MGE Energy's earnings were $33.2 million or $0.96 per share compared to $31.8 million or $0.92 per share for the same period in the prior year. MGE's earnings for the six months ended June 30, 2016, were $21.1 million compared to $18.7 million for the same period in the prior year.

MGE Energy's net income was derived from our business segments as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30,		June 30,
Business Segment:	2016	2015	2016	2015
Electric Utility	$8,530	$6,270	$14,522	$12,381
Gas Utility	1,780	837	6,817	6,894
Nonregulated Energy	4,725	5,040	9,558	10,058
Transmission Investments	1,055	1,371	2,390	2,496
All Other	60	(39)	(109)	(72)
Net Income	$16,150	$13,479	$33,178	$31,757

Our net income during the three months ended June 30, 2016, compared to the same period in the prior year primarily reflects the effects of the following factors:

•

Electric net income increased due to an 8.4% increase in residential electric retail sales as the result of warmer weather during the second quarter of 2016 compared to the same period in the prior year.

•

Gas net income increased due to a 12.6% increase in gas retail sales.

•

Carrying costs incurred during construction of the Elm Road Units and WCCF were recognized by MGE Power Elm Road and MGE Power West Campus over the period allowed for recovery in rates. The recovery period ended in 2015, contributing to a reduction in nonregulated earnings in 2016. The reduction in earnings was offset by an increase in lease revenue.

Our net income during the six months ended June 30, 2016, primarily reflects the effects of the following factors:

•

Electric net income increased due to a 2.2% increase in residential electric retail sales as the result of warmer weather during the second quarter of 2016 compared to the same period in the prior year.

•

Carrying costs incurred during construction of the Elm Road Units and WCCF were recognized by MGE Power Elm Road and MGE Power West Campus over the period allowed for recovery in rates. The recovery period ended in 2015, contributing to a reduction in nonregulated earnings in 2016. The reduction in earnings was offset by an increase in lease revenue.

During the first six months of 2016, the following events occurred:

2016 Rates: In July 2015, the PSCW approved MGE's request to extend the current accounting treatment for transmission related costs through 2016, conditioned upon MGE not filing a base rate case for 2016. This accounting treatment allows MGE to reflect any differential between transmission costs reflected in rates and actual costs incurred in its next rate case filing, which occurred in April 2016.

2016 Annual Fuel Proceeding: In August 2015, the PSCW approved a $0.00256/kWh fuel credit that began on September 1, 2015, and will continue throughout 2016. The fuel credit established a mechanism to return $10.9 million of fuel savings to electric customers as a bill credit. MGE returned $3.9 million of electric fuel-related savings in customer bill credits during the six months ended June 30, 2016.

In January 2016, the PSCW lowered MGE's 2016 fuel rules monitored costs by $14.8 million as a result of continued lower projected fuel costs in 2016. Also, in March 2016, MGE filed its 2015 fuel plan reconciliation application with an overcollection of 2015 fuel rules monitored costs. The return of the additional 2015 and 2016 fuel savings to customers was addressed during the PSCW's annual review during 2016. In July 2016, the PSCW issued a final order stating that MGE shall refund the additional fuel savings incurred during 2015 and 2016 for a total of $15.7 million to its retail electric customers over a one-month period expected to occur by the end of the third quarter of 2016. This one-time fuel credit will be in addition to the fuel credit approved in August 2015, which is currently being returned to customers throughout the remainder of 2016.

As of June 30, 2016, MGE had a deferred balance of $14.8 million of electric fuel-related savings that are outside the range authorized by the PSCW. Within this amount, MGE has deferred $2.3 million of 2016 fuel savings that were in excess of the fuel savings included within the fuel credits referenced above. These costs will be subject to the PSCW's annual review of 2016 fuel costs, expected to be completed in 2017.

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

ATC Return on Equity: Several parties have filed complaints with the FERC seeking to reduce the base return on equity (ROE) used by MISO transmission owners, including ATC. In June 2016, an administrative law judge issued an initial decision that would reduce the transmission owners' base ROE to 9.7% related to one of the complaints. Any change to ATC's ROE could result in lower equity earnings and distributions from ATC in the future. We derived approximately 7.1% and 7.7% of our net income for the six months ended June 30, 2016 and 2015, respectively, from our investment in ATC. See "Other Matters" below for additional information concerning ATC.

Loss of Industrial Customer: In November 2015, a large industrial customer announced its intention to relocate its operations out of state and to close its manufacturing facilities within our service territory. That closure is expected to occur in early 2017. This customer contributed approximately $1.7 million of pre-tax earnings for the six months ended June 30, 2016 and 2015. Our rate case filing for 2017 addresses the effects of the closure. There could be some impact on our electric revenues during 2016 if the customer's operations are curtailed as a result of the impending closure.

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

Pension and Other Postretirement Benefit Costs: Costs for pension and other postretirement benefits are affected by actual investment returns on the assets held for those benefits and by the discount rate, which is sensitive to interest rates, used to calculate those benefits. Interest rates and investment returns have experienced volatility since the end of the year that could affect the value of the pension and postretirement benefit obligations. The changes in the discount rates and value of plan assets are not expected to have an impact on the income statements for 2016. However, these changes may affect benefit costs in future years. MGE expects changes in the cost for employee benefit plans will be factored into future rate actions.

Future Generation: During the first quarter of 2016, MGE entered into an agreement with WPL under which MGE may acquire up to 50 MW of capacity in a gas-fired generating plant to be constructed by WPL at its Riverside Energy Center in Beloit, Wisconsin, during the five-year period following the in-service date of the plant. The plant is expected to be completed by early 2020. MGE and WPL have negotiated a second agreement under which, subject to the approval of the PSCW, MGE will reduce its obligation to pay certain capital expenditures (other than SCR-related expenditures) at Columbia prior to the expected in-service date of the Riverside gas-fired generating plant in exchange for a proportional reduction in MGE's ownership in Columbia. MGE has accrued $10.3 million of 2016 capital expenditures in total property, plant, and equipment (of which $5.8 million is included in construction work in progress) related to Columbia, that MGE would forgo as part of this second agreement with WPL, if approved by the PSCW. MGE currently owns 22% of Columbia.

General Economic Conditions: Economic conditions both inside and outside our service area are expected to continue to affect the level of demand for our utility services and may affect the collection of our accounts receivable and the creditworthiness of counterparties with whom we do business. We have in place lines of credit aggregating $150 million for MGE Energy (including MGE) and $100 million for MGE to address our liquidity needs. As of June 30, 2016, there were no borrowings outstanding under MGE Energy's or MGE's lines of credit.

Financing Plans: MGE has a $30 million medium-term note maturing in 2017 and expects to refinance this debt with new long-term debt in 2016.

The following discussion is based on the business segments as discussed in Footnote 12 of the Notes to Consolidated Financial Statements.

Three Months Ended June 30, 2016 and 2015

Electric Utility Operations - MGE Energy and MGE

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the periods indicated:

	Revenues			Sales (kWh)
(In thousands, except cooling degree days)	Three Months Ended June 30,			Three Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
Residential	$31,493	$29,902	5.3%	180,932	166,970	8.4%
Commercial	55,327	55,252	0.1%	461,166	451,890	2.1%
Industrial	4,855	5,181	(6.3)%	59,951	62,620	(4.3)%
Other-retail/municipal	9,169	9,638	(4.9)%	97,047	106,730	(9.1)%
Total retail	100,844	99,973	0.9%	799,096	788,210	1.4%
Sales to the market	3,019	604	N/A%	98,320	16,615	N/A%
Deferral of fuel savings	(3,488)	-	- %	-	-	- %
Adjustments to revenues	(46)	(1,096)	95.8%	-	-	- %
Total	$100,329	$99,481	0.9%	897,416	804,825	11.5%

Cooling degree days (normal 176)				201	161	24.8%

Electric operating revenues increased $0.8 million or 0.9% for the three months ended June 30, 2016, compared to the same period in 2015, due to the following:

(In millions)
Volume	$2.6
Sales to the market	2.4
Adjustments to revenues	1.1
Other	0.2
Deferral of fuel savings/fuel credit	(5.5)
Total	$0.8

In July 2015, the PSCW authorized MGE to freeze 2016 rates at 2015 levels for retail electric customers.

•

Deferral of fuel savings/fuel credit. In January 2016, the PSCW lowered MGE's 2016 fuel rules monitored costs by $14.8 million as a result of continued lower projected fuel costs in 2016. During the three months ended June 30, 2016, MGE deferred $3.5 million of these 2016 fuel rules monitored costs. During the three months ended June 30, 2016, customers received a fuel credit on their bill related to the fuel savings of $2.0 million, which decreased electric revenues when compared to the same period in the prior year.

•

Volume. During the three months ended June 30, 2016, there was a 1.4% increase in total retail sales volumes compared to the same period in the prior year driven by increased customer demand due, at least in part, to more favorable weather conditions, as evidenced by the higher number of cooling degree days.

34

•

Sales to the market. Sales to the market represent wholesale sales made to third parties who are not ultimate users of the electricity. These sales may include spot market transactions on the markets operated by MISO and PJM. These sales may also include bilateral sales to other utilities or power marketers. Generating units are dispatched by MISO based on cost considerations as well as reliability of the system. Sales to the market typically occur when MGE has more generation and purchases online than are needed for its own system demand. The excess electricity is then sold to others in the market. For the three months ended June 30, 2016, market volumes increased compared to the same period in the prior year, reflecting increased opportunities for sales and those sales were made at higher market prices. The revenue generated from these sales is included in fuel rules monitored costs. See fuel rules discussion in Footnote 9.b.

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

Electric fuel and purchased power

Electric fuel and purchased power costs reflect an increase in internal generation volumes offset by a decrease in the volume of purchased power when compared to the prior period. Adjustments related to the regulatory recovery for fuel costs, known as fuel rules, decreased purchased power expense. These items are explained below.

Fuel for electric generation

The expense for fuel for internal electric generation increased $2.4 million during the three months ended June 30, 2016, compared to the same period in the prior year, due to the following:

(In millions)
Increase in volume	$5.1
Decrease in per-unit cost	(2.7)
Total	$2.4

This increase in expense reflects a 40.0% increase in internal generation volume delivered to the system primarily as a result of increased generation at WCCF based on market prices, partially offset by a 15.2% decrease in per-unit cost of internal electric generation, reflective of lower natural gas prices.

Purchased power

Purchased power expense decreased $6.4 million during the three months ended June 30, 2016, compared to the same period in the prior year, due to the following:

(In millions)
Decrease in volume	$(5.1)
Increase in per-unit cost	1.7
Change in fuel rule adjustments, net of recoveries	(3.0)
Total	$(6.4)

The decrease in expense (before fuel rules adjustments) reflects a 28.4% decrease in the volume of power purchased from third parties primarily as a result of the increased internal generation, partially offset by a 12.9% increase in the per-unit cost of purchased power.

Under fuel rules, MGE is required to defer electric fuel-related costs that fall outside a 2% cost tolerance band around the amount used in the most recent rate proceeding. Any fuel rules adjustments are reflected in purchased power expense.

Electric operating and maintenance expenses

Electric operating and maintenance expenses decreased $0.1 million during the three months ended June 30, 2016, compared to the same period in 2015. The following changes contributed to the net change:

(In millions)
Decreased customer accounts costs	$(0.3)
Decreased distribution expenses	(0.1)
Decreased administrative and general costs	(0.1)
Increased production expenses	0.4
Total	$(0.1)

Gas Utility Operations - MGE Energy and MGE

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class during each of the periods indicated:

	Revenues			Therms Delivered
(In thousands, except HDD and average rate per therm of retail customer)	Three Months Ended June 30,			Three Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
Residential	$13,654	$13,214	3.3%	13,144	11,178	17.6%
Commercial/Industrial	6,173	6,338	(2.6)%	12,969	12,009	8.0%
Total retail	19,827	19,552	1.4%	26,113	23,187	12.6%
Gas transportation	1,049	1,003	4.6%	16,521	16,013	3.2%
Other revenues	85	114	(25.4)%	-	-	- %
Total	$20,961	$20,669	1.4%	42,634	39,200	8.8%

Heating degree days (normal 831)				828	721	14.8%
Average rate per therm of
retail customer	$0.759	$0.843	(10.0)%

Gas revenues increased $0.3 million or 1.4% for the three months ended June 30, 2016, compared to the same period in 2015. These changes are related to the following factors:

(In millions)
Volume	$1.2
Rate/PGA changes	(0.9)
Total	$0.3

In July 2015, the PSCW authorized MGE to freeze 2016 rates at 2015 levels for retail gas customers.

•

Volume. For the three months ended June 30, 2016, retail gas deliveries increased 12.6% compared to the same period in the prior year.

•

Rate/PGA changes. MGE recovers the cost of natural gas in its gas segment through the purchased gas adjustment clause (PGA). Under the PGA, MGE is able to pass through to its gas customers the cost of gas. Changes in PGA recoveries affect revenues, but do not impact net income.

The average retail rate per therm for the three months ended June 30, 2016, decreased 10.0% compared to the same period in 2015, reflecting a $1.1 million decrease in natural gas commodity costs (PGA), offset by an increase in fixed rate charges.

Cost of gas sold

For the three months ended June 30, 2016, cost of gas sold decreased by $0.2 million, compared to the same period in the prior year. The cost per therm of natural gas decreased 11.4%, which resulted in $0.8 million of decreased expense. The volume of gas purchased increased 8.8%, which resulted in $0.6 million of increased expense.

Gas operating and maintenance expenses

Gas operating and maintenance expenses decreased by $0.4 million for the three months ended June 30, 2016, compared to the same period in 2015. The following changes contributed to the net change:

(In millions)
Decreased customer accounts costs	$(0.2)
Decreased administrative and general costs	(0.1)
Decreased distribution expenses	(0.1)
Total	$(0.4)

Nonregulated Energy Operations - MGE Energy and MGE

The nonregulated energy operations are conducted through MGE Energy's subsidiaries: MGE Power Elm Road (the Elm Road Units) and MGE Power West Campus (WCCF), which have been formed to own and lease electric generating capacity to assist MGE. For the three months ended June 30, 2016 and 2015, net income at the nonregulated energy operations segment was $4.7 million and $5.0 million, respectively. Carrying costs incurred during construction of the Elm Road Units and WCCF were recognized by MGE Power Elm Road and MGE Power West Campus over the period allowed for recovery in rates. The recovery period ended in 2015, contributing to a reduction in nonregulated earnings in 2016. The reduction in earnings was offset by an increase in lease revenue.

Transmission Investment Operations - MGE Energy and MGE

Transmission investment other income

For the three months ended June 30, 2016 and 2015, other income at the transmission investment segment was $1.8 million and $2.3 million, respectively. The transmission investment segment holds our interest in ATC, and its income reflects our equity in the earnings of ATC. See Footnote 3 of the Notes to Consolidated Financial Statements and "Other Matters" below for additional information concerning ATC and summarized financial information regarding ATC.

Consolidated Income Taxes - MGE Energy and MGE

MGE Energy's effective income tax rate for the three months ended June 30, 2016 and 2015, was 36.5% and 37.3%, respectively. MGE's effective income tax rate for the three months ended June 30, 2016 and 2015, was 36.5% and 37.2%, respectively. The decrease in the effective tax rate is due in part to higher estimated AFUDC equity earnings offset by a lower estimated domestic manufacturing deduction in 2016.

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

	Three Months Ended
	June 30,
(In millions)	2016	2015
MGE Power Elm Road	$3.6	$4.2
MGE Power West Campus	1.8	1.8
MGE Transco (a)	0.5	0.6

(a)

MGE's ownership interest declined below a majority in July 2016 as a result of continued funding of ATC capital contributions by MGE Energy. As a result of the change in majority ownership in MGE Transco in July 2016, MGE will deconsolidate the noncontrolling interest within MGE's financial statements for MGE Energy's proportionate share of the equity in MGE Transco. As of June 30, 2016, the noncontrolling interest attributable to MGE Transco on MGE's consolidated balance sheet was $24.9 million. No gain or loss was recognized in July 2016 due to MGE ceasing to have a controlling financial interest.

Six Months Ended June 30, 2016 and 2015

Electric Utility Operations - MGE Energy and MGE

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the periods indicated:

	Revenues			Sales (kWh)
(In thousands, except cooling degree days)	Six Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
Residential	$64,797	$64,149	1.0%	382,022	373,783	2.2%
Commercial	105,824	106,430	(0.6)%	903,485	893,325	1.1%
Industrial	9,259	9,873	(6.2)%	117,173	121,343	(3.4)%
Other-retail/municipal	17,407	18,799	(7.4)%	181,996	208,153	(12.6)%
Total retail	197,287	199,251	(1.0)%	1,584,676	1,596,604	(0.7)%
Sales to the market	3,161	900	N/A%	108,939	24,548	N/A%
Deferral of fuel savings	(7,070)	-	- %	-	-	- %
Adjustments to revenues	159	(2,430)	(106.5)%	-	-	- %
Total	$193,537	$197,721	(2.1)%	1,693,615	1,621,152	4.5%

Cooling degree days (normal 176)				201	161	24.8%

Electric operating revenues decreased $4.2 million or 2.1% for the six months ended June 30, 2016, compared to the same period in 2015, due to the following:

(In millions)
Deferral of fuel savings/fuel credit	$(11.0)
Adjustments to revenue	2.6
Sales to the market	2.3
Volume	1.2
Other	0.7
Total	$(4.2)

In July 2015, the PSCW authorized MGE to freeze 2016 rates at 2015 levels for retail electric customers.

•

Deferral of fuel savings/fuel credit. In January 2016, the PSCW lowered MGE's 2016 fuel rules monitored costs by $14.8 million as a result of continued lower projected fuel costs in 2016. During the six months ended June 30, 2016, MGE deferred $7.1 million of these 2016 fuel rules monitored costs. During the six months ended June 30, 2016, customers received a fuel credit on their bill related to the fuel savings of $3.9 million, which decreased electric revenues when compared to the same period in the prior year.

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

•

Sales to the market. Sales to the market represent wholesale sales made to third parties who are not ultimate users of the electricity. These sales may include spot market transactions on the markets operated by MISO and PJM. These sales may also include bilateral sales to other utilities or power marketers. Generating units are dispatched by MISO based on cost considerations as well as reliability of the system. Sales to the market typically occur when MGE has purchases and generation online exceeding its own system demand. The excess electricity is then sold to others in the market. For the six months ended June 30, 2016, market volumes increased compared to the same period in the prior year, reflecting increased opportunities for sales; however, those sales were made at lower market prices. The revenue generated from these sales is included in fuel rules monitored costs. See fuel rules discussion in Footnote 9.b.

•

Volume. During the six months ended June 30, 2016, there was a 2.2% increase in residential sales volumes compared to the same period in the prior year driven by increased customer demand due, at least in part, to more favorable weather conditions, as evidenced by the higher number of cooling degree days.

Electric fuel and purchased power

Electric fuel and purchased power costs reflect an increase in internal generation volumes offset by a decrease in the volume of purchased power when compared to the prior period. Adjustments related to the regulatory recovery for fuel costs, known as fuel rules, decreased purchased power expense. These items are explained below.

Fuel for electric generation

The expense for fuel for internal electric generation increased $2.5 million during the six months ended June 30, 2016, compared to the same period in the prior year, due to the following:

(In millions)
Increase in volume	$5.8
Decrease in per-unit cost	(3.3)
Total	$2.5

This increase in expense reflects a 27.1% increase in internal generation volume delivered to the system primarily as a result of increased generation at WCCF based on market prices, partially offset by a 13.3% decrease in per-unit cost of internal electric generation, reflective of lower natural gas prices.

Purchased power

Purchased power expense decreased $14.6 million during the six months ended June 30, 2016, compared to the same period in the prior year, due to the following:

(In millions)
Decrease in volume	$(9.8)
Increase in per-unit cost	2.5
Change in fuel rule adjustments, net of recoveries	(7.3)
Total	$(14.6)

The decrease in expense (before fuel rules adjustments) reflects a 25.5% decrease in the volume of power purchased from third parties primarily as a result of the increased internal generation, partially offset by an 8.6% increase in the per-unit cost of purchased power.

Under fuel rules, MGE is required to defer electric fuel-related costs that fall outside a 2% cost tolerance band around the amount used in the most recent rate proceeding. Any fuel rules adjustments are reflected in purchased power expense.

Electric operating and maintenance expenses

Electric operating and maintenance expenses increased $1.4 million during the six months ended June 30, 2016, compared to the same period in 2015. The following changes contributed to the net change:

(In millions)
Increased production expenses	$1.0
Increased distribution expenses	0.2
Increased transmission costs	0.2
Total	$1.4

For the six months ended June 30, 2016, increased production expenses are primarily related to increased maintenance costs at Columbia and WCCF compared to the prior year.

Gas Utility Operations - MGE Energy and MGE

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class during each of the periods indicated:

	Revenues			Therms Delivered
(In thousands, except HDD and average rate per therm of retail customer)	Six Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
Residential	$44,904	$52,902	(15.1)%	56,720	62,038	(8.6)%
Commercial/Industrial	27,281	34,933	(21.9)%	50,325	55,836	(9.9)%
Total retail	72,185	87,835	(17.8)%	107,045	117,874	(9.2)%
Gas transportation	2,405	2,472	(2.7)%	37,974	41,007	(7.4)%
Other revenues	208	290	(28.3)%	-	-	- %
Total	$74,798	$90,597	(17.4)%	145,019	158,881	(8.7)%

Heating degree days (normal 4,405)				4,086	4,555	(10.3)%
Average rate per therm of
retail customer	$0.674	$0.745	(9.5)%

Gas revenues decreased $15.8 million or 17.4% for the six months ended June 30, 2016, compared to the same period in 2015. These changes are related to the following factors:

(In millions)
Rate/PGA changes	$(8.4)
Volume	(7.3)
Transportation and other effects	(0.1)
Total	$(15.8)

In July 2015, the PSCW authorized MGE to freeze 2016 rates at 2015 levels for retail gas customers.

•

Rate/PGA changes. MGE recovers the cost of natural gas in its gas segment through the purchased gas adjustment clause (PGA). Under the PGA, MGE is able to pass through to its gas customers the cost of gas. Changes in PGA recoveries affect revenues, but do not impact net income.

The average retail rate per therm for the six months ended June 30, 2016, decreased 9.5% compared to the same period in 2015, reflecting an $8.8 million decrease in natural gas commodity costs (PGA), offset by an increase in fixed rate charges.

•

Volume. For the six months ended June 30, 2016, retail gas deliveries decreased 9.2% due, at least in part, to warmer weather in the first quarter of 2016 compared to the same period in the prior year.

Cost of gas sold

For the six months ended June 30, 2016, cost of gas sold decreased by $14.6 million, compared to the same period in the prior year. The cost per therm of natural gas decreased 19.2%, which resulted in $9.3 million of decreased expense. The volume of purchased gas decreased 10.1%, which resulted in $5.4 million of decreased expense.

Gas operating and maintenance expenses

Gas operating and maintenance expenses increased by $0.1 million for the six months ended June 30, 2016, compared to the same period in 2015.

Nonregulated Energy Operations - MGE Energy and MGE

The nonregulated energy operations are conducted through MGE Energy's subsidiaries: MGE Power Elm Road (the Elm Road Units) and MGE Power West Campus (WCCF), which have been formed to own and lease electric generating capacity to assist MGE. For the six months ended June 30, 2016 and 2015, net income at the nonregulated energy operations segment was $9.6 million and $10.1 million, respectively. Carrying costs incurred during construction of the Elm Road Units and WCCF were recognized by MGE Power Elm Road and MGE Power West Campus over the period allowed for recovery in rates. The recovery period ended in 2015, contributing to a reduction in nonregulated earnings in 2016. The reduction in earnings was offset by an increase in lease revenue.

Transmission Investment Operations - MGE Energy and MGE

Transmission investment other income

For the six months ended June 30, 2016 and 2015, other income at the transmission investment segment was $4.0 million and $4.2 million, respectively. The transmission investment segment holds our interest in ATC, and its income reflects our equity in the earnings of ATC. See Footnote 3 of the Notes to Consolidated Financial Statements and "Other Matters" below for additional information concerning ATC and summarized financial information regarding ATC.

Consolidated Income Taxes - MGE Energy and MGE

Both MGE Energy's and MGE's effective income tax rate for the six months ended June 30, 2016 and 2015, was 36.7% and 36.9%, respectively. The decrease in the effective tax rates is due in part to higher estimated AFUDC equity earnings offset by a lower estimated domestic manufacturing deduction in 2016.

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

	Six Months Ended
	June 30,
(In millions)	2016	2015
MGE Power Elm Road	$7.4	$8.3
MGE Power West Campus	3.6	3.7
MGE Transco (a)	1.2	1.2

(a)

MGE's ownership interest declined below a majority in July 2016 as a result of continued funding of ATC capital contributions by MGE Energy. As a result of the change in majority ownership in MGE Transco in July 2016, MGE will deconsolidate the noncontrolling interest within MGE's financial statements for MGE Energy's proportionate share of the equity in MGE Transco. As of June 30, 2016, the noncontrolling interest attributable to MGE Transco on MGE's consolidated balance sheet was $24.9 million. No gain or loss was recognized in July 2016 due to MGE ceasing to have a controlling financial interest.

Contractual Obligations and Commercial Commitments - MGE Energy and MGE

There were no material changes, other than from the normal course of business, to MGE Energy's and MGE's contractual obligations (representing cash obligations that are considered to be firm commitments) and commercial commitments (representing commitments triggered by future events) during the six months ended June 30, 2016, except as noted below. Further discussion of the contractual obligations and commercial commitments is included in Footnote 18 of Notes to Consolidated Financial Statements, and "Contractual Obligations and Commercial Commitments for MGE Energy and MGE" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in MGE Energy's and MGE's 2015 Annual Report on Form 10-K.

Purchase Contracts - MGE Energy and MGE

See Footnote 7.c. of Notes to Consolidated Financial Statements for a description of commitments at June 30, 2016, that MGE Energy and MGE have entered with respect to various commodity supply, transportation, and storage contracts to meet their obligations to deliver natural gas to customers.

Liquidity and Capital Resources

MGE Energy and MGE have adequate liquidity to fund future operations and capital expenditures over the next twelve months. Available resources include cash and cash equivalents, operating cash flows, liquid assets, borrowing capacity under revolving credit facilities, and access to equity and debt capital markets.

Cash Flows

The following summarizes cash flows for MGE Energy and MGE during the six months ended June 30, 2016 and 2015:

	MGE Energy		MGE
(In thousands)	2016	2015	2016	2015
Cash provided by/(used for):
Operating activities	$93,514	$72,993	$93,209	$78,992
Investing activities	(41,973)	(33,801)	(42,028)	(33,628)
Financing activities	(22,617)	(29,156)	(36,994)	(26,603)

Cash Provided by Operating Activities

MGE Energy

MGE Energy's consolidated net cash provided by operating activities is derived mainly from the electric and gas operations of its principal subsidiary, MGE.

Cash provided by operating activities for the six months ended June 30, 2016, was $93.5 million, an increase of $20.5 million when compared to the same period in the prior year.

MGE Energy's net income increased $1.4 million for the six months ended June 30, 2016, when compared to the same period in the prior year.

In both 2016 and 2015, MGE received a $10.0 million refund from the IRS for the 2015 and 2014 tax years, respectively. Excluding the 2016 and 2015 refund, MGE Energy's federal and state taxes paid decreased $1.1 million during the six months ended June 30, 2016, when compared to the same period in the prior year.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $24.6 million in cash provided by operating activities for the six months ended June 30, 2016, primarily due to decreased gas inventories, decreased receivables, increased accounts payable, and increased other current liabilities. The increase in current liabilities includes a fuel credit, that was approved in August 2015, of $3.9 million that customers received on their bill January through June 2016 and $9.2 million of deferred fuel related cost savings to be returned to customers.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $0.7 million in cash provided by operating activities for the six months ended June 30, 2015, primarily due to decreased receivables and decreased unbilled revenues, partially offset by decreased accounts payable and decreased other current liabilities.

For the six months ended June 30, 2015, MGE deferred $5.7 million in fuel related cost savings to be returned to customers.

MGE

Cash provided by operating activities for the six months ended June 30, 2016, was $93.2 million, an increase of $14.2 million when compared to the same period in the prior year.

Net income increased $1.5 million for the six months ended June 30, 2016, when compared to the same period in the prior year.

In both 2016 and 2015, MGE received a $10.0 million refund from the IRS for the 2015 and 2014 tax years, respectively. Excluding the 2016 and 2015 refund, MGE's federal and state taxes paid to MGE Energy increased $2.9 million during the six months ended June 30, 2016, when compared to the same period in the prior year.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $24.4 million in cash provided by operating activities for the six months ended June 30, 2016, primarily due to decreased gas inventories, decreased receivables, increased accounts payable, and increased other current liabilities. The increase in current liabilities includes a fuel credit, that was approved in August 2015, of $3.9 million that customers received on their bill January through June 2016 and $9.2 million of deferred fuel related cost savings to be returned to customers.

Working capital accounts (excluding prepaid taxes and accrued taxes) resulted in $9.6 million in cash provided by operating activities for the six months ended June 30, 2015, primarily due to decreased receivables and decreased unbilled revenues, partially offset by decreased accounts payable.

For the six months ended June 30, 2015, MGE deferred $5.7 million in fuel related cost savings to be returned to customers.

Cash Used for Investing Activities

MGE Energy

MGE Energy's cash used for investing activities increased $8.2 million for the six months ended June 30, 2016, when compared to the same period in the prior year.

Capital expenditures for the six months ended June 30, 2016, were $40.8 million. This amount represents an increase of $7.6 million from the expenditures made in the same period in the prior year. This increase primarily reflects increased expenditures on electric and gas distribution assets.

MGE

MGE's cash used for investing activities increased $8.4 million for the six months ended June 30, 2016, when compared to the same period in the prior year.

Capital expenditures for the six months ended June 30, 2016, were $40.8 million. This amount represents an increase of $7.6 million from the expenditures made in the same period in the prior year. This increase primarily reflects increased expenditures on electric and gas distribution assets.

Cash Used for Financing Activities

MGE Energy

Cash used for MGE Energy's financing activities was $22.6 million for the six months ended June 30, 2016, compared to $29.2 million of cash used for MGE Energy's financing activities in the six months ended June 30, 2015.

For the six months ended June 30, 2016, dividends paid were $20.5 million compared to $19.6 million in the prior year. This increase was a result of a higher dividend per share ($0.590 vs. $0.565).

For the six months ended June 30, 2015, net short term debt repayments were $7.0 million. There were no short term debt repayments in the current year.

MGE

During the six months ended June 30, 2016, cash used for MGE's financing activities was $37.0 million compared to $26.6 million of cash used for MGE's financing activities in the prior year.

Dividends paid from MGE to MGE Energy were $25.0 million for the six months ended June 30, 2016. For the six months ended June 30, 2015, cash dividends paid from MGE to MGE Energy were $10.0 million.

Distributions to parent from noncontrolling interest, which represent distributions from MGE Power Elm Road and MGE Power West Campus, were $10.6 million for the six months ended June 30, 2016, compared to $10.1 million in the prior year.

For the six months ended June 30, 2016, equity contributions received from MGE Power West Campus and MGE Transco were $0.7 million compared to $2.9 million in the prior year.

For the six months ended June 30, 2015, net short term debt repayments were $7.0 million. There were no short term debt repayments in the current year.

Capitalization Ratios(a)

MGE Energy's capitalization ratios were as follows:

MGE Energy
	June 30, 2016	December 31, 2015
Common shareholders' equity	64.4%	63.8%
Long-term debt(b)	35.6%	36.2%

(a)

Reflects application of new accounting pronouncement. See Footnote 11.c. of the Notes to Consolidated Financial Statements for additional information regarding the treatment of debt issuance costs.

(b)

Includes the current portion of long-term debt.

MGE Energy's and MGE's Capital Requirements

MGE Energy's and MGE's liquidity are primarily affected by their capital requirements. During the six months ended June 30, 2016, capital expenditures for MGE Energy and MGE totaled $40.8 million, which included $39.1 million of capital expenditures for utility operations.

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

Environmental Matters

The following discussion is limited to updates or developments in environmental matters that occurred during the six months ended June 30, 2016. Further discussion of environmental matters is included in MGE Energy's and MGE's 2015 Annual Report on Form 10-K and Footnote 7.a. of Notes to Consolidated Financial Statements in this Report.

Sulfur Dioxide (SO2) NAAQS

In March 2015, the EPA identified MGE's Columbia Plant in Columbia County as a large stationary source of SO2 that may exceed the one hour SO2 NAAQS standard and was subject to a State of Wisconsin proposed county attainment/nonattainment determination. In September 2015, Wisconsin sent a letter to the EPA proposing that Columbia County be designated as being in attainment for SO2 NAAQS based on recent modeling demonstrating that SO2 pollution controls on the Columbia Plant had brought the county into attainment. In June 2016, the EPA issued a final rule classifying Columbia County as an unclassified/ attainment area. In addition to the EPA's actions on SO2 NAAQS, the WDNR is revising its state rules to incorporate the one hour SO2 standard with a proposed final rule date of August 2016. MGE does not anticipate any material costs from this rule.

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

Other Matters

ATC

In 2013, several parties filed a complaint with the FERC seeking to reduce the base return on equity (ROE) used by MISO transmission owners, including ATC, "due to changes in the capital markets." The complaint alleges that the MISO ROE should not exceed 9.15%, the equity components of hypothetical capital structures should be restricted to 50%, and the relevant incentive ROE adders should be discontinued. MISO's base ROE is 12.38% and ATC's base ROE is 12.2%. In December 2015, an administrative law judge issued an initial decision that would reduce the transmission owners' base ROE to 10.32%. That initial decision will be reviewed by FERC and it is anticipated FERC will issue an order on this issue by October 2016. In February 2015, a second complaint was filed with the FERC requesting a reduction in the base ROE used by MISO transmission owners, including ATC, to 8.67%, with a refund effective date retroactive to the filing date of the complaint. In June 2016, an administrative law judge issued an initial decision that would reduce the transmission owner's base ROE to 9.7%. The initial decision will be reviewed by FERC and it is anticipated FERC will issue an order on this issue by mid-2017.

In January 2015, FERC accepted the transmission owner's request for a 50 basis-point incentive ROE adder for participating in MISO. The adder became effective January 6, 2015, subject to refund, and FERC accepted the transmission owner's request to defer collection of the adder pending the outcome of the first ROE complaint proceeding.

Any change to ATC's ROE could result in lower equity earnings and distributions from ATC in the future. Our share of ATC's earnings reflects a pre-tax charge of $0.8 million and $0.2 million for the three months ended June 30, 2016 and 2015, respectively, and a pre-tax charge of $1.1 million and $0.8 million for the six months ended June 30, 2016 and 2015, respectively, recorded by ATC for this matter representing its estimate of its refund liability. We derived approximately 7.1% and 7.7% of our net income for the six months ended June 30, 2016 and 2015, respectively, from our investment in ATC.

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

MGE has financial gas and electric commodity contracts to hedge commodity price risk in the gas and electric utility segments. These contracts are primarily comprised of exchange-traded option and future contracts. MGE also holds FTRs, which are used to hedge the risk of increased transmission congestion charges. At June 30, 2016, the fair value of these instruments exceeded their cost basis by $1.7 million. Under the PGA clause and electric fuel rules, MGE may include in the costs of fuel (natural gas or power) the costs and benefits of the aforementioned fuel price risk management tools. Because these costs/benefits are recoverable, the related unrealized loss/gain has been deferred on the consolidated balance sheets as a regulatory asset/liability.

MGE has also entered into a purchased power agreement that provides MGE with firm capacity and energy that began on June 1, 2012, and ends on May 31, 2022 (the "base term"). The agreement also allows MGE an option to extend the contract after the base term. The agreement is considered a derivative contract and is recognized at its fair value on the consolidated balance sheet. However, the derivative qualifies for regulatory deferral and is recognized with a corresponding regulatory asset or liability depending on whether the fair value is in a loss or gain position. The fair value of the contract at June 30, 2016, reflects a loss position of $52.2 million.

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

Additionally, if a counterparty were to default and MGE were to liquidate all contracts with that entity, MGE's credit loss would include the loss in value of mark-to-market contracts; the amount owed for settled transactions; and additional payments, if any, to settle unrealized losses on accrual contracts. As of June 30, 2016, no counterparties have defaulted.

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

Item 4. Controls and Procedures.

During the second quarter of 2016, each registrant's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to that registrant, including its subsidiaries, is accumulated and made known to that registrant's management, including these officers, by other employees of that registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, the registrants do not control or manage certain of their unconsolidated entities and thus, their access and ability to apply their procedures to those entities is more limited than is the case for their consolidated subsidiaries.

As of June 30, 2016, each registrant's principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective. Each registrant intends to strive continually to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

During the quarter ended June 30, 2016, there were no changes in either registrant's internal controls over financial reporting that materially affected, or are reasonably likely to affect materially, that registrant's internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

MGE Energy and MGE

MGE Energy and its subsidiaries, including MGE, from time to time are involved in various legal proceedings that are handled and defended in the ordinary course of business.

See Footnote 7.a. and 7.b. of Notes to Consolidated Financial Statements for more information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs*
April 1-30, 2016	19,450	$50.28	-	-
May 1-31, 2016	20,205	51.60	-	-
June 1-30, 2016	55,900	54.86	-	-
Total	95,555	$53.24	-	-

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

Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed by the following officers for the following companies:

31.1

Filed by Gary J. Wolter for MGE Energy, Inc.

31.2

Filed by Jeffrey C. Newman for MGE Energy, Inc.

31.3

Filed by Gary J. Wolter for Madison Gas and Electric Company

31.4

Filed by Jeffrey C. Newman for Madison Gas and Electric Company

Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) as to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed by the following officers for the following companies:

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

MGE ENERGY, INC.

Date: August 4, 2016	/s/ Gary J. Wolter
Gary J. Wolter Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: August 4, 2016	/s/ Jeffrey C. Newman
Jeffrey C. Newman Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Chief Financial and Accounting Officer)

Signatures - Madison Gas and Electric Company

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MADISON GAS AND ELECTRIC COMPANY

Date: August 4, 2016	/s/ Gary J. Wolter
Gary J. Wolter Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: August 4, 2016	/s/ Jeffrey C. Newman
Jeffrey C. Newman Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Chief Financial and Accounting Officer)

