Form 10-Q
period 2016-09-30
MGE ENERGY INC; MADISON GAS & ELECTRIC CO
filed 2016-11-03
CIK 1161728, 61339

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:

September 30, 2016

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

Number of Shares Outstanding of Each Class of Common Stock as of October 31, 2016
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

Definitions, Abbreviations, and Acronyms Used in the Text and Notes of this Report

Abbreviations, acronyms, and definitions used in the text and notes of this report are defined below.

MGE Energy and Subsidiaries:

CWDC	Central Wisconsin Development Corporation
MAGAEL	MAGAEL, LLC
MGE	Madison Gas and Electric Company
MGE Energy	MGE Energy, Inc.
MGE Power	MGE Power, LLC
MGE Power Elm Road	MGE Power Elm Road, LLC
MGE Power West Campus	MGE Power West Campus, LLC
MGE Services	MGE Services, LLC
MGE State Energy Services	MGE State Energy Services, LLC
MGE Transco	MGE Transco Investment, LLC
NGV Fueling Services	NGV Fueling Services, LLC
North Mendota	North Mendota Energy & Technology Park, LLC

Other Defined Terms:

AFUDC	Allowance for Funds Used During Construction
ATC	American Transmission Company LLC
BART	Best Available Retrofit Technology
Blount	Blount Station
CAVR	Clean Air Visibility Rule
CCR	Coal Combustion Residual
Codification	Financial Accounting Standards Board Accounting Standards Codification
Columbia	Columbia Energy Center
Cooling degree days	Measure of the extent to which the average daily temperature is above 65 degrees Fahrenheit, which is considered an indicator of possible increased demand for energy to provide cooling
CPP	Clean Power Plan
CSAPR	Cross-State Air Pollution Rule
Dth	Dekatherms, a quantity measure used in respect of natural gas
EGUs	Electric Generating Units
ELG	Effluent Limitations Guidelines
Elm Road Units	Elm Road Generating Station
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FTR	Financial Transmission Rights
GHG	Greenhouse Gas
Heating degree days (HDD)	Measure of the extent to which the average daily temperature is below 65 degrees Fahrenheit, which is considered an indicator of possible increased demand for energy to provide heating
IRS	Internal Revenue Service
kWh	Kilowatt-hour, a measure of electric energy produced
MISO	Midcontinent Independent System Operator (a regional transmission organization)
MW	Megawatt, a measure of electric energy generating capacity
MWh	Megawatt-hour, a measure of electric energy produced
NAAQS	National Ambient Air Quality Standards
NO2	Nitrogen Dioxide
NOx	Nitrogen Oxides

PGA	Purchased Gas Adjustment clause, a regulatory mechanism used to reconcile natural gas costs recovered in rates to actual costs
PJM	PJM Interconnection, LLC (a regional transmission organization)
PM	Particulate Matter
PPA	Purchased Power Agreement
ppb	Parts Per Billion
PSCW	Public Service Commission of Wisconsin
ROE	Return on Equity
Riverside	Riverside Energy Center
SCR	Selective Catalytic Reduction
SEC	Securities and Exchange Commission
SO2	Sulfur Dioxide
the State	State of Wisconsin
Stock Plan	Direct Stock Purchase and Dividend Reinvestment Plan of MGE Energy
UW	University of Wisconsin at Madison
VIE	Variable Interest Entity
WCCF	West Campus Cogeneration Facility
WDNR	Wisconsin Department of Natural Resources
WEPCO	Wisconsin Electric Power Company
Working capital	Current assets less current liabilities
WPDES	Wisconsin Pollutant Discharge Elimination System
WPL	Wisconsin Power and Light Company
XBRL	eXtensible Business Reporting Language

Item 1. Financial Statements.

MGE Energy, Inc.

Consolidated Statements of Income (unaudited)

(In thousands, except per-share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Operating Revenues:
Electric revenues	$119,147	$123,364	$313,452	$325,027
Gas revenues	17,570	17,431	92,368	108,028
Total Operating Revenues	136,717	140,795	405,820	433,055

Operating Expenses:
Fuel for electric generation	20,505	17,055	47,567	41,624
Purchased power	9,167	18,484	38,698	62,614
Cost of gas sold	4,314	4,299	43,247	57,868
Other operations and maintenance	40,146	38,721	123,839	120,895
Depreciation and amortization	11,212	11,182	33,358	33,026
Other general taxes	4,846	4,877	14,841	14,951
Total Operating Expenses	90,190	94,618	301,550	330,978
Operating Income	46,527	46,177	104,270	102,077

Other income, net	2,105	2,564	6,726	7,115
Interest expense, net	(5,038)	(5,036)	(14,995)	(15,135)
Income before income taxes	43,594	43,705	96,001	94,057
Income tax provision	(15,714)	(15,351)	(34,943)	(33,946)
Net Income	$27,880	$28,354	$61,058	$60,111

Earnings Per Share of Common Stock
(basic and diluted)	$0.80	$0.82	$1.76	$1.73

Dividends per share of common stock	$0.308	$0.295	$0.898	$0.860

Weighted Average Shares Outstanding
(basic and diluted)	34,668	34,668	34,668	34,668

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Comprehensive Income (unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net Income	$27,880	$28,354	$61,058	$60,111
Other comprehensive income, net of tax:
Unrealized gain (loss) on available-for-sale
securities, net of tax (($8) and $56, and $96 and
$120, respectively)	11	(85)	(143)	(180)
Comprehensive Income	$27,891	$28,269	$60,915	$59,931

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2016	2015
Operating Activities:
Net income	$61,058	$60,111
Items not affecting cash:
Depreciation and amortization	33,358	33,026
Deferred income taxes	15,041	7,370
Provision for doubtful receivables	583	(78)
Employee benefit plan expenses	165	2,500
Equity earnings in ATC	(6,023)	(6,568)
Other items	693	(154)
Changes in working capital items:
Decrease in current assets	33,740	39,034
Decrease in current liabilities	(3,147)	(18,231)
Dividend income from ATC	4,214	4,732
Cash contributions to pension and other postretirement plans	(13,134)	(12,460)
Other noncurrent items, net	2,644	13,373
Cash Provided by Operating Activities	129,192	122,655

Investing Activities:
Capital expenditures	(62,273)	(52,311)
Capital contributions to investments	(2,036)	(785)
Other	(310)	(85)
Cash Used for Investing Activities	(64,619)	(53,181)

Financing Activities:
Cash dividends paid on common stock	(31,115)	(29,816)
Repayment of long-term debt	(3,192)	(3,128)
Repayment of short-term debt	-	(7,000)
Other	(65)	(1,018)
Cash Used for Financing Activities	(34,372)	(40,962)

Change in cash and cash equivalents	30,201	28,512
Cash and cash equivalents at beginning of period	81,384	65,755
Cash and cash equivalents at end of period	$111,585	$94,267

Supplemental disclosures of cash flow information:
Significant noncash investing activities:
Accrued capital expenditures	$10,603	$3,497

The accompanying notes are an integral part of the unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Balance Sheets (unaudited)

(In thousands)

	September 30,	December 31,
ASSETS	2016	2015
Current Assets:
Cash and cash equivalents	$111,585	$81,384
Accounts receivable, less reserves of $2,815 and $3,052, respectively	40,007	37,112
Other accounts receivable, less reserves of $480 and $642, respectively	6,885	7,477
Unbilled revenues	13,885	25,008
Materials and supplies, at average cost	20,004	19,155
Fossil fuel, at average cost	9,113	13,110
Stored natural gas, at average cost	14,886	16,145
Prepaid taxes	12,617	35,252
Regulatory assets - current	7,207	9,538
Other current assets	13,115	10,570
Total Current Assets	249,304	254,751
Regulatory assets	146,305	148,199
Other deferred assets and other	6,361	6,377
Property, Plant, and Equipment:
Property, plant, and equipment, net	1,243,081	1,217,094
Construction work in progress	38,290	26,351
Total Property, Plant, and Equipment	1,281,371	1,243,445
Investments	76,731	73,631
Total Assets	$1,760,072	$1,726,403

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$4,333	$4,266
Accounts payable	49,961	40,830
Accrued interest and taxes	4,538	5,067
Accrued payroll related items	9,783	11,215
Regulatory liabilities - current	3,564	9,515
Derivative liabilities	8,030	8,343
Other current liabilities	5,950	4,910
Total Current Liabilities	86,159	84,146
Other Credits:
Deferred income taxes	376,194	360,785
Investment tax credit - deferred	973	1,050
Regulatory liabilities	21,959	20,785
Accrued pension and other postretirement benefits	61,825	75,680
Derivative liabilities	42,460	44,935
Other deferred liabilities and other	66,450	61,820
Total Other Credits	569,861	565,055
Capitalization:
Common shareholders' equity	720,258	690,458
Long-term debt	383,794	386,744
Total Capitalization	1,104,052	1,077,202
Commitments and contingencies (see Footnote 7)	-	-
Total Liabilities and Capitalization	$1,760,072	$1,726,403

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Common Equity (unaudited)

(In thousands, except per-share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income/(Loss)	Total
2015
Beginning balance - December 31, 2014	34,668	$34,668	$316,268	$308,007	$458	$659,401
Cumulative effect of new accounting principle				(142)		(142)
Beginning balance - Adjusted				307,865		659,259
Net income				60,111		60,111
Other comprehensive loss					(180)	(180)
Common stock dividends declared
($0.860 per share)				(29,816)		(29,816)
Ending balance - September 30, 2015	34,668	$34,668	$316,268	$338,160	$278	$689,374

2016
Beginning balance - December 31, 2015	34,668	$34,668	$316,268	$339,165	$357	$690,458
Net income				61,058		61,058
Other comprehensive loss					(143)	(143)
Common stock dividends declared
($0.898 per share)				(31,115)		(31,115)
Ending balance - September 30, 2016	34,668	$34,668	$316,268	$369,108	$214	$720,258

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Income (unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Operating Revenues:
Electric revenues	$119,152	$123,371	$313,470	$325,044
Gas revenues	17,576	17,435	92,390	108,039
Total Operating Revenues	136,728	140,806	405,860	433,083

Operating Expenses:
Fuel for electric generation	20,507	17,057	47,574	41,630
Purchased power	9,171	18,488	38,709	62,624
Cost of gas sold	4,320	4,302	43,269	57,879
Other operations and maintenance	40,003	38,561	123,117	120,269
Depreciation and amortization	11,212	11,170	33,334	32,991
Other general taxes	4,846	4,877	14,841	14,951
Income tax provision	14,934	14,401	32,488	31,218
Total Operating Expenses	104,993	108,856	333,332	361,562
Operating Income	31,735	31,950	72,528	71,521

Other Income and Deductions:
AFUDC - equity funds	253	206	777	501
Equity earnings in MGE Transco	1,451	2,398	5,451	6,568
Income tax provision	(606)	(977)	(2,315)	(2,763)
Other income, net	(62)	(73)	(298)	(288)
Total Other Income and Deductions	1,036	1,554	3,615	4,018
Income before interest expense	32,771	33,504	76,143	75,539

Interest Expense:
Interest on long-term debt	5,079	5,123	15,284	15,410
Other interest, net	112	37	163	52
AFUDC - borrowed funds	(82)	(67)	(253)	(163)
Net Interest Expense	5,109	5,093	15,194	15,299
Net Income	$27,662	$28,411	$60,949	$60,240
Less: Net Income Attributable to Noncontrolling
Interest, net of tax	(5,695)	(6,633)	(17,899)	(19,812)
Net Income Attributable to MGE	$21,967	$21,778	$43,050	$40,428

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Comprehensive Income (unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net Income	$27,662	$28,411	$60,949	$60,240
Other comprehensive income, net of tax:
Unrealized gain (loss) on available-for-sale
securities, net of tax (($5) and $19, and $21 and
$92, respectively)	8	(28)	(31)	(137)
Comprehensive Income	$27,670	$28,383	$60,918	$60,103
Less: Comprehensive Income Attributable to
Noncontrolling Interest, net of tax	(5,695)	(6,633)	(17,899)	(19,812)
Comprehensive Income Attributable to MGE	$21,975	$21,750	$43,019	$40,291

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2016	2015
Operating Activities:
Net income	$60,949	$60,240
Items not affecting cash:
Depreciation and amortization	33,334	32,991
Deferred income taxes	13,997	4,510
Provision for doubtful receivables	583	(78)
Employee benefit plan expenses	165	2,500
Equity earnings in MGE Transco	(5,451)	(6,568)
Other items	1,056	234
Changes in working capital items:
Decrease in current assets	32,557	46,806
Decrease in current liabilities	(1,783)	(15,876)
Dividend income from MGE Transco	4,214	4,732
Cash contributions to pension and other postretirement plans	(13,134)	(12,460)
Other noncurrent items, net	2,472	13,076
Cash Provided by Operating Activities	128,959	130,107

Investing Activities:
Capital expenditures	(62,273)	(52,311)
Capital contributions to investments	(1,598)	(533)
Other	(536)	(90)
Cash Used for Investing Activities	(64,407)	(52,934)

Financing Activities:
Cash dividends paid to parent by MGE	(40,000)	(20,000)
Distributions to parent from noncontrolling interest	(18,113)	(12,007)
Equity contribution received by noncontrolling interest	1,598	3,053
Repayment of long-term debt	(3,192)	(3,128)
Repayment of short-term debt	-	(7,000)
Other	(47)	(682)
Cash Used for Financing Activities	(59,754)	(39,764)

Change in cash and cash equivalents	4,798	37,409
Cash and cash equivalents at beginning of period	26,760	4,562
Cash and cash equivalents at end of period	$31,558	$41,971

Supplemental disclosures of cash flow information:
Significant noncash investing activities:
Accrued capital expenditures	$10,603	$3,497

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Balance Sheets (unaudited)

(In thousands)

	September 30,	December 31,
ASSETS	2016	2015
Current Assets:
Cash and cash equivalents	$31,558	$26,760
Accounts receivable, less reserves of $2,815 and $3,052, respectively	40,007	37,112
Affiliate receivables	565	542
Other accounts receivable, less reserves of $480 and $642, respectively	6,816	7,390
Unbilled revenues	13,885	25,008
Materials and supplies, at average cost	20,004	19,155
Fossil fuel, at average cost	9,113	13,110
Stored natural gas, at average cost	14,886	16,145
Prepaid taxes	12,793	34,279
Regulatory assets - current	7,207	9,538
Other current assets	13,082	10,544
Total Current Assets	169,916	199,583
Affiliate receivable long-term	4,369	4,766
Regulatory assets	146,305	148,199
Other deferred assets and other	4,100	4,216
Property, Plant, and Equipment:
Property, plant, and equipment, net	1,242,459	1,216,415
Construction work in progress	38,290	26,351
Total Property, Plant, and Equipment	1,280,749	1,242,766
Investments	47,259	69,984
Total Assets	$1,652,698	$1,669,514

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$4,333	$4,266
Accounts payable	49,949	40,742
Accrued interest and taxes	5,710	5,021
Accrued payroll related items	9,783	11,215
Regulatory liabilities - current	3,564	9,515
Derivative liabilities	8,030	8,343
Other current liabilities	5,901	4,791
Total Current Liabilities	87,270	83,893
Other Credits:
Deferred income taxes	367,066	352,626
Investment tax credit - deferred	973	1,050
Regulatory liabilities	21,959	20,785
Accrued pension and other postretirement benefits	61,825	75,680
Derivative liabilities	42,460	44,935
Other deferred liabilities and other	66,450	61,817
Total Other Credits	560,733	556,893
Capitalization:
Common shareholder's equity	504,695	501,676
Noncontrolling interest	116,206	140,308
Total Equity	620,901	641,984
Long-term debt	383,794	386,744
Total Capitalization	1,004,695	1,028,728
Commitments and contingencies (see Footnote 7)	-	-
Total Liabilities and Capitalization	$1,652,698	$1,669,514

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Common Equity (unaudited)

(In thousands)

					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling
	Shares	Value	Capital	Earnings	Income/(Loss)	Interest	Total
2015
Beginning balance - Dec. 31, 2014	17,348	$17,348	$192,417	$276,662	$144	$125,689	$612,260
Cumulative effect of new accounting principle				(142)			(142)
Beginning balance - Adjusted				276,520			612,118
Net income				40,428		19,812	60,240
Other comprehensive loss					(137)		(137)
Cash dividends paid to parent
by MGE				(20,000)			(20,000)
Equity contribution received by
noncontrolling interest						3,053	3,053
Distributions to parent from
noncontrolling interest						(12,007)	(12,007)
Ending balance - September 30, 2015	17,348	$17,348	$192,417	$296,948	$7	$136,547	$643,267

2016
Beginning balance - Dec. 31, 2015	17,348	$17,348	$192,417	$291,888	$23	$140,308	$641,984
Net income				43,050		17,899	60,949
Other comprehensive loss					(31)		(31)
Cash dividends paid to parent
by MGE				(40,000)			(40,000)
Equity contribution received by
noncontrolling interest						1,598	1,598
Distributions to parent from
noncontrolling interest						(18,113)	(18,113)
Deconsolidation of noncontrolling interest						(25,486)	(25,486)
Ending balance - September 30, 2016	17,348	$17,348	$192,417	$294,938	$(8)	$116,206	$620,901

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc., and Madison Gas and Electric Company

Notes to Consolidated Financial Statements (unaudited)

September 30, 2016

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

MGE Transco is jointly owned by MGE Energy and MGE. MGE's ownership interest in MGE Transco declined below a majority in July 2016. As a result of the change in majority ownership in MGE Transco in July 2016, MGE deconsolidated MGE Energy's proportionate share of the equity in MGE Transco. The change in consolidation was applied prospectively by reducing its investment and noncontrolling interest on MGE's consolidated financial statements. See Footnote 3 for further discussion.

The accompanying consolidated financial statements as of September 30, 2016, and for the three and nine months ended, are unaudited, but include all adjustments that MGE Energy and MGE management consider necessary for a fair statement of their respective financial statements. All adjustments are of a normal, recurring nature except as otherwise disclosed. The year-end consolidated balance sheet information was derived from the audited balance sheet appearing in MGE Energy's and MGE's 2015 Annual Report on Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These notes should be read in conjunction with the financial statements and the notes on pages 55 through 105 of the 2015 Annual Report on Form 10-K.

2.

Equity and Financing Arrangements - MGE Energy.

a.

Common Stock.

MGE Energy sells shares of its common stock through its Stock Plan. Those shares may be newly issued shares or shares that MGE Energy has purchased in the open market for resale to participants in the Stock Plan. All sales under the Stock Plan are covered by a shelf registration statement that MGE Energy filed with the SEC. For both the nine months ended September 30, 2016 and 2015, MGE Energy did not issue any new shares of common stock under the Stock Plan.

b.

Dilutive Shares Calculation.

MGE Energy does not have any dilutive securities.

c.

Long-term Debt - MGE Energy and MGE.

MGE has $30 million of medium-term notes maturing in 2017. MGE priced $40 million of new long-term unsecured debt in October 2016, with funding expected to occur in mid-January 2017. The new debt will carry an interest rate of 3.76% per annum over its 35-year term. The proceeds of this debt financing will be used to refinance the maturing $30 million medium-term notes and assist with the financing of additional capital expenditures. The covenants of this debt are expected to be substantially consistent with MGE's existing unsecured long-term debt. In accordance with applicable accounting guidance, MGE has classified the $30 million of maturing medium-term notes as long-term debt on the consolidated balance sheets for the quarter ended September 30, 2016.

14

3.

Investment in ATC - MGE Energy and MGE.

ATC owns and operates electric transmission facilities primarily in Wisconsin. MGE received an interest in ATC when it, like other Wisconsin electric utilities, contributed its electric transmission facilities to ATC as required by Wisconsin law. That interest is presently held by MGE Transco, which is jointly owned by MGE Energy and MGE.

MGE Transco has accounted for its investment in ATC under the equity method of accounting. For the three and nine months ended September 30, 2016 and 2015, MGE Transco recorded the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2016	2015	2016	2015
Equity earnings from investment in ATC	$2,023	$2,398	$6,023	$6,568
Dividends received from ATC	1,486	1,841	4,214	4,732
Capital contributions to ATC	888	177	1,598	533

MGE Transco's investment in ATC as of September 30, 2016, and December 31, 2015, was $72.9 million and $69.5 million, respectively. As of September 30, 2016, MGE's investment in MGE Transco was $46.8 million.

At September 30, 2016, MGE Energy, the holding company, is the majority owner (50.5%), and MGE is the minority owner (49.5%) of MGE Transco. MGE's ownership interest declined below a majority in July 2016 as a result of continued funding of ATC capital contributions by MGE Energy. As a result of the change in majority ownership in MGE Transco in July 2016, MGE deconsolidated MGE Energy's proportionate share of the equity in MGE Transco. The change in consolidation was applied prospectively by reducing its investment and noncontrolling interest on MGE's consolidated financial statements. No gain or loss was recognized in July 2016 due to MGE ceasing to have a controlling financial interest. As of December 31, 2015, the noncontrolling interest on MGE's consolidated balance sheets was $23.6 million. For the three and nine months ended September 30, 2016 and 2015, MGE recorded the following amounts attributable to noncontrolling interest in MGE Transco:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2016	2015	2016	2015
Equity earnings from investment(a)	$254	$679	$1,410	$1,848
Dividends received from investment(a)	561	423	1,113	1,007
Capital contributions by noncontrolling interest	888	177	1,598	533

(a) Amounts reflected net of tax.

In June 2016, the PSCW accepted a staff recommendation to have MGE transfer its interest in ATC to MGE Energy. As a result, MGE's ownership interest in MGE Transco will be completely eliminated in favor of MGE Energy when the transfers are complete, which is required by December 31, 2022. The recommendation arose in the context of requests for regulatory approvals by several owners of ATC in connection with a reorganization of ATC designed to separate its existing Wisconsin-based transmission operations from its non-Wisconsin transmission development activities. The change will have no effect on MGE Energy's consolidated financial statements.

ATC's summarized financial data for the three and nine months ended September 30, 2016 and 2015, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2016	2015	2016	2015
Operating revenues	$158,126	$164,515	$476,591	$482,043
Operating expenses	(80,271)	(78,059)	(241,034)	(238,336)
Other income, net	1,128	585	2,563	566
Interest expense, net	(24,624)	(23,655)	(73,714)	(72,310)
Earnings before members' income taxes	$54,359	$63,386	$164,406	$171,963

MGE receives transmission and other related services from ATC. During the three and nine months ended September 30, 2016, MGE recorded $7.4 million and $22.1 million, respectively, for transmission services received compared to $7.0 million and $21.1 million for the comparable periods in 2015. MGE also provides a variety of operational, maintenance, and project management services for ATC, which is reimbursed by ATC. As of September 30, 2016, and December 31, 2015, MGE had a receivable due from ATC of $0.3 million and $0.2 million, respectively.

4.

Taxes - MGE Energy and MGE.

MGE Energy's effective income tax rates for the three and nine months ended September 30, 2016, were 36.1% and 36.4%, respectively, compared to 35.1% and 36.1% for the same periods in 2015. MGE's effective income tax rates for the three and nine months ended September 30, 2016, were 36.0% and 36.4%, respectively, compared to 35.1% and 36.1% for the same periods in 2015. The increase in the effective tax rates is due in part to a lower estimated domestic manufacturing deduction offset by higher estimated AFUDC equity earnings in 2016.

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

The following table presents the components of MGE Energy's and MGE's net periodic benefit costs recognized for the three and nine months ended September 30, 2016 and 2015. A portion of the net periodic benefit cost is capitalized within the consolidated balance sheets.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2016	2015	2016	2015
Pension Benefits
Components of net periodic cost:
Service cost	$1,413	$1,878	$4,358	$5,715
Interest cost	3,161	3,594	9,744	10,936
Expected return on assets	(5,724)	(5,930)	(17,646)	(18,045)
Amortization of:
Prior service cost	3	6	8	18
Actuarial loss	1,388	1,393	4,278	4,240
Net periodic cost	$241	$941	$742	$2,864

Postretirement Benefits
Components of net periodic (benefit) cost:
Service cost	$361	$194	$1,084	$580
Interest cost	753	392	2,258	1,176
Expected return on assets	(787)	(355)	(2,360)	(1,063)
Amortization of:
Transition obligation	1	-	3	1
Prior service benefit	(744)	(337)	(2,233)	(1,009)
Actuarial loss	178	133	533	397
Net periodic (benefit) cost	$(238)	$27	$(715)	$82

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

In January 2016, 3,773 units were granted under the Director Incentive Plan and are subject to a three-year graded vesting schedule. In February 2016, 19,055 units were granted under the Performance Unit Plan and are subject to a five-year graded vesting schedule. On the grant date, MGE Energy and MGE measure the cost of the employee services received in exchange for a performance unit award based on the current market value of MGE Energy common stock. The fair value of the awards is re-measured quarterly, including at September 30, 2016, as required by applicable accounting standards. Changes in fair value as well as the original grant are recognized as compensation cost. Since this amount is re-measured throughout the vesting period, the compensation cost is subject to variability.

For nonretirement eligible employees under the Performance Unit Plan, stock based compensation costs are accrued and recognized using the graded vesting method. Compensation cost for retirement eligible employees or employees that will become retirement eligible during the vesting schedule are recognized on an abridged horizon.

During the three and nine months ended September 30, 2016, MGE recorded $0.2 million and $2.0 million, respectively, in compensation expense as a result of awards under the plans compared to $0.3 million and $0.4 million for the comparable periods in 2015. In January 2016, cash payments of $1.2 million were distributed relating to awards that were granted in 2011. During the nine months ended September 30, 2015, MGE recorded a $0.2 million gain on 4,676 units forfeited. No forfeitures occurred during the nine months ended September 30, 2016. At September 30, 2016, $5.8 million of outstanding awards are vested, and of this amount, no cash settlements have occurred.

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

EPA's Greenhouse Gas (GHG) Reduction Guidelines under the Clean Air Act 111(d) Rule

In October 2015, the EPA published its Clean Power Plan (CPP) rule with an effective date of December 2015, setting guidelines and approval criteria for states to use in developing plans to control GHG emissions from existing fossil fuel-fired electric generating units (EGUs) and systems. In October 2015, the EPA also published a proposed federal implementation plan under the CPP rule. The proposed federal implementation plan is designed to provide mass-based and rate-based emissions trading options to serve as a model and/or resource for states that are adopting their own plans, or for use by the EPA in states that do not implement their own plans under the finalized CPP. Implementation of the rule is expected to have a direct impact on existing coal and natural gas fired generating units, including possible changes in dispatch and additional operating costs.

On February 9, 2016, the U.S. Supreme Court issued a stay blocking implementation of the CPP pending the Court's own review. The CPP may not be implemented until the Supreme Court lifts the stay, presumably after the courts ultimately resolve the underlying legality of the rule. Oral arguments were held before the D.C. Circuit on September 27, 2016, and a decision by the D.C. Circuit is expected in 2017.

Given the pending legal proceedings and the need for a yet-to-be-developed state implementation plan or finalization of the federal implementation plan, the nature and timing of any final requirements is subject to uncertainty. If the rule remains substantially in its present form, it is expected to have a material impact on MGE.

National Ambient Air Quality Standards (NAAQS)

The EPA's NAAQS regulations set ambient levels of six pollutants to protect sensitive populations (primary NAAQS) and the environment (secondary NAAQS) from the negative effects of exposure to these pollutants at higher levels. MGE is following EPA's efforts to update several NAAQS, including for particulate matter, nitrogen dioxide, sulfur dioxide, and ozone. Further discussion on ozone, sulfur dioxide, and nitrogen dioxide NAAQS follows. For additional information on the NAAQS process, see Footnote 18.c. of Notes to Consolidated Financial Statements under Item 8, Financial Statements and Supplementary Data, of MGE Energy's and MGE's 2015 Annual Report on Form 10-K.

Ozone NAAQS

In October 2015, the EPA revised the primary and secondary ozone NAAQS, lowering each to 70 ppb. The rule became effective in December 2015. Based on current ozone monitoring data, it appears that Milwaukee County (where our Elm Road Units are located) will likely not attain the lowered standards, and Dane and Columbia Counties (where our WCCF/Blount and Columbia Units are located, respectively) may attain them. Final attainment designations for these three counties will be based upon air monitoring data for years 2014-2016. The EPA will finalize the designations by October 1, 2017 based on air monitoring data for the years 2014-2016. Once these EPA designations are complete, the State of Wisconsin will need to develop implementation plans for each county designated as nonattainment, which could affect operations and emission control obligations for plants located within the nonattainment counties. The State of Wisconsin has joined a lawsuit filed by several states challenging the EPA's new ozone standard, alleging that the new standard is not attainable and the EPA is not properly considering background levels in setting its ozone attainment levels. MGE will continue to monitor the EPA's progress on attainment designations and related litigation to assess potential impacts at our facilities, particularly our Elm Road Units.

Sulfur Dioxide (SO2) NAAQS

In March 2015, the EPA identified MGE's Columbia Plant in Columbia County as a large stationary source of SO2 that may exceed the one hour SO2 NAAQS standard and was subject to a State of Wisconsin proposed county attainment/nonattainment determination. In September 2015, Wisconsin sent a letter to the EPA proposing that Columbia County be designated as being in attainment for the SO2 NAAQS based on recent modeling demonstrating that SO2 pollution controls on the Columbia Plant had brought the county into attainment. In June 2016, the EPA issued a final rule classifying Columbia County as an unclassified/attainment area. In addition to the EPA's actions on the SO2 NAAQS, the WDNR has revised its state rules to incorporate the one hour SO2 standard. MGE does not anticipate any material costs from this rule.

Nitrogen Dioxide (NO2) NAAQS

The WDNR has revised its state rules to incorporate the EPA's one hour NO2 NAAQS rule that was finalized in 2010. The effective date of the state rule was August 1, 2016. The WDNR is currently seeking input from the public on ideas for implementing this one-hour standard. Wisconsin's NO2 NAAQS rule will affect our stationary fossil-fuel generation sources by requiring that we demonstrate consistency with the NAAQS when applying for certain air permits. Sources that cannot demonstrate compliance with the NAAQS may be required to install emission controls or restrict operations. MGE will continue to monitor developments while the WDNR implements guidance for compliance with the one-hour NAAQS.

EPA's Cross-State Air Pollution Rule: Proposed Ozone Season Update based on 2008 Ozone NAAQS

The EPA's Cross-State Air Pollution Rule (CSAPR) is an interstate air pollution transport rule designed to reduce ozone and fine particulate (PM2.5) air levels in areas that the EPA has determined are being affected by pollution from neighboring and upwind states. This is accomplished in the CSAPR through a reduction in SO2 and Nitrogen Oxides (NOx) from fossil-fuel fired power plants. NOx and SO2 contribute to fine particulate pollution, and NOx contributes to ozone formation. Reductions are achieved through a cap and trade system. Individual plants can meet their caps through modifications and/or buying allowances on the market.

In October 2016, the EPA finalized an update to the existing CSAPR. The CSAPR Rule Update is designed to incorporate 2008 Ozone NAAQS attainment levels (the original CSAPR is based on 1997 Ozone NAAQS levels) in 22 states, including Wisconsin, by further limiting ozone season NOx levels through a reduction in NOx allowances. The rule also includes revisions to CSAPR that are designed to address issues remaining from the D.C. Circuit remand of CSAPR, including Wisconsin's inclusion in the NOx ozone season portion of the rule.

The rule will further reduce summertime (or Ozone Season) NOx emissions from power plants starting in 2017. Initial review of this rule shows that we will likely need to buy NOx Ozone Season allowances to comply with the rule. MGE is still evaluating the impact of this final rule on our operations, and we are unable to determine the full extent of the rule's impacts at this time. Depending on the cost of allowances, this requirement could be material for MGE.

Clean Air Visibility Rule (CAVR)

Columbia may be subject to the best available retrofit technology (BART) regulations, a subsection of the EPA's Clean Air Visibility Rule (CAVR), which may require pollution control retrofits. Columbia's pollution control upgrades and the EPA's stance that compliance with the CSAPR equals compliance with BART should mean that Columbia will not need to do additional work to meet BART requirements. In February 2016, the EPA submitted a proposed revision to the CAVR. The proposed revision would move state plan due dates from July 2018 to July 2021. This would allow for states to coordinate their CAVR compliance with other compliance efforts. If this proposed revision is finalized, it would reduce the chances that CAVR would be material for MGE. At this time, however, the BART regulatory obligations, compliance strategies, and costs remain uncertain due to the continued legal challenges surrounding CSAPR and CAVR.

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

The Columbia and Elm Road Units co-owners and plant operators are working through the phased requirements to plan and implement changes necessary at those facilities to meet design criteria. Review of our Elm Road facility has indicated that the costs to comply with this rule are not expected to be significant. Columbia's operator has developed a preliminary implementation schedule for meeting the various deadlines spelled out in the rule. Costs at Columbia will be dependent on what is determined during the evaluation stage. Management believes compliance costs will be recovered in future rates based on previous treatment of environmental compliance projects.

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

c.

Purchase Contracts.

MGE Energy and MGE have entered into various commodity supply, transportation, and storage contracts to meet their obligations to deliver electricity and natural gas to customers. As of September 30, 2016, the future commitments related to these purchase contracts were as follows:

(In thousands)	2016	2017	2018	2019	2020	Thereafter
Coal(a)	$23,260	$16,535	$12,640	$3,850	$-	$-
Natural gas
Transportation & storage(b)	6,005	20,858	20,644	19,482	15,225	31,767
Supply(c)	11,661	12,580	-	-	-	-
	$40,926	$49,973	$33,284	$23,332	$15,225	$31,767

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

8.

Derivative and Hedging Instruments - MGE Energy and MGE.

a.

Purpose.

As part of its regular operations, MGE enters into contracts, including options, swaps, futures, forwards, and other contractual commitments, to manage its exposure to commodity prices. To the extent that these contracts are derivatives, MGE assesses whether or not the normal purchases or normal sales exclusion applies. For contracts to which this exclusion cannot be applied, MGE Energy and MGE recognize such derivatives in the consolidated balance sheets at fair value. MGE's financial commodity derivative activities are conducted in accordance with its electric and gas risk management program, which is approved by the PSCW and limits the volume MGE can hedge with specific risk management strategies. The maximum length of time over which cash flows related to energy commodities can be hedged is four years. If the derivative qualifies for regulatory deferral, the derivatives are marked to fair value and are offset with a corresponding regulatory asset or liability. The deferred gain or loss is recognized in earnings in the delivery month applicable to the instrument. Gains and losses related to hedges qualifying for regulatory treatment are recoverable in gas rates through the PGA or in electric rates as a component of the fuel rules mechanism.

b.

Notional Amounts.

The gross notional volume of open derivatives is as follows:

	September 30, 2016	December 31, 2015
Commodity derivative contracts	465,835 MWh	355,580 MWh
Commodity derivative contracts	6,157,500 Dth	5,037,500 Dth
FTRs	3,567 MW	2,000 MW

c.

Financial Statement Presentation.

MGE purchases and sells exchange-traded and over-the-counter options, swaps, and future contracts. These arrangements are primarily entered into to help stabilize the price risk associated with gas or power purchases. These transactions are employed by both MGE's gas and electric segments. Additionally, as a result of the firm transmission agreements that MGE holds on electricity transmission paths in the MISO market, MGE holds FTRs. An FTR is a financial instrument that entitles the holder to a stream of revenues or charges based on the differences in hourly day-ahead energy prices between two points on the transmission grid. The fair values of these instruments are offset with a corresponding regulatory asset/liability depending on whether they are in a net loss/gain position. Depending on the nature of the instrument, the gain or loss associated with these transactions will be reflected as cost of gas sold, fuel for electric generation, or purchased power expense in the delivery month applicable to the instrument. At September 30, 2016, the fair value of exchange traded derivatives and FTRs exceeded their cost basis by $0.9 million. At December 31, 2015, the cost basis of exchange traded derivatives and FTRs exceeded their fair value by $0.8 million.

MGE is a party to a purchased power agreement that provides MGE with firm capacity and energy during a base term from June 1, 2012, through May 31, 2022. The agreement also allows MGE an option to extend the contract after the base term. The agreement is accounted for as a derivative contract and is recognized at its fair value on the consolidated balance sheets. However, the derivative qualifies for regulatory deferral and is recognized with a corresponding regulatory asset or liability depending on whether the fair value is in a loss or gain position. The fair value of the contract at September 30, 2016, and December 31, 2015, reflects a loss position of $50.5 million and $53.3 million, respectively. The actual cost will be recognized in purchased power expense in the month of purchase.

The following table summarizes the fair value of the derivative instruments on the consolidated balance sheets. All derivative instruments in this table are presented on a gross basis and are calculated prior to the netting of instruments with the same counterparty under a master netting agreement as well as the netting of collateral. For financial statement purposes, MGE Energy and MGE have netted instruments with the same counterparty under a master netting agreement as well as the netting of collateral. As of September 30, 2016, and December 31, 2015, MGE Energy and MGE had a receivable – margin account balance of $1.6 million and $2.3 million, respectively, which is shown net of any collateral posted against derivative positions.

	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
September 30, 2016
Commodity derivative contracts	Other current assets	$1,023	Derivative liability (current)	$351
Commodity derivative contracts	Other deferred charges	114	Derivative liability (long-term)	97
FTRs	Other current assets	230	Derivative liability (current)	-
PPA	N/A	N/A	Derivative liability (current)	8,030
PPA	N/A	N/A	Derivative liability (long-term)	42,460

December 31, 2015
Commodity derivative contracts	Other current assets	$146	Derivative liability (current)	$1,266
Commodity derivative contracts	Other deferred charges	144	Derivative liability (long-term)	70
FTRs	Other current assets	234	Derivative liability (current)	-
PPA	N/A	N/A	Derivative liability (current)	8,340
PPA	N/A	N/A	Derivative liability (long-term)	44,930

The following tables show the effect of netting arrangements for recognized derivative assets and liabilities that are subject to a master netting arrangement or similar arrangement on the consolidated balance sheets.

Offsetting of Derivative Assets
(In thousands)	Gross Amounts	Gross Amounts Offset in Balance Sheets	Collateral Posted Against Derivative Positions	Net Amount Presented in Balance Sheets
September 30, 2016
Commodity derivative contracts	$1,137	$(448)	$-	$689
FTRs	230	-	-	230

December 31, 2015
Commodity derivative contracts	$290	$(290)	$-	$-
FTRs	234	-	-	234

Offsetting of Derivative Liabilities
(In thousands)	Gross Amounts	Gross Amounts Offset in Balance Sheets	Collateral Posted Against Derivative Positions	Net Amount Presented in Balance Sheets
September 30, 2016
Commodity derivative contracts	$448	$(448)	$-	$-
PPA	50,490	-	-	50,490

December 31, 2015
Commodity derivative contracts	$1,336	$(290)	$(1,038)	$8
PPA	53,270	-	-	53,270

The following tables summarize the unrealized and realized gains (losses) related to the derivative instruments on the consolidated balance sheets at September 30, 2016 and 2015, and the consolidated income statements for the three and nine months ended September 30, 2016 and 2015.

	2016		2015
(In thousands)	Current and Long-Term Regulatory Asset	Other Current Assets	Current and Long-Term Regulatory Asset	Other Current Assets
Three Months Ended September 30:
Balance at July 1,	$50,521	$659	$56,048	$455
Unrealized (gain) loss	(663)	-	4,036	-
Realized gain (loss) reclassified to a deferred account	17	(17)	(408)	408
Realized (loss) gain reclassified to income statement	(304)	46	(2,278)	(91)
Balance at September 30,	$49,571	$688	$57,398	$772

Nine Months Ended September 30:
Balance at January 1,	$54,082	$1,208	$54,998	$1,001
Unrealized loss	1,128	-	8,514	-
Realized (loss) gain reclassified to a deferred account	(1,417)	1,417	(1,700)	1,700
Realized (loss) gain reclassified to income statement	(4,222)	(1,937)	(4,414)	(1,929)
Balance at September 30,	$49,571	$688	$57,398	$772

	Realized Losses (Gains)
	2016		2015
(In thousands)	Fuel for Electric Generation/ Purchased Power	Cost of Gas Sold	Fuel for Electric Generation/ Purchased Power	Cost of Gas Sold
Three Months Ended September 30:
Commodity derivative contracts	$45	$-	$862	$(17)
FTRs	(703)	-	(233)	-
PPA	916	-	1,757	-

Nine Months Ended September 30:
Commodity derivative contracts	$1,469	$1,814	$1,860	$1,742
FTRs	(635)	-	(607)	-
PPA	3,511	-	3,348	-

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

The PPA has a provision that may require MGE to post collateral if MGE's debt rating falls below investment grade (i.e., below BBB-). The amount of collateral that it may be required to post varies from $20.0 million to $40.0 million, depending on MGE's nominated capacity amount. As of September 30, 2016, no collateral is required to be, or has been, posted. Certain counterparties extend MGE a credit limit. If MGE exceeds these limits, the counterparties may require collateral to be posted. As of September 30, 2016, no counterparties were in a net liability position. As of December 31, 2015, certain counterparties were in a net liability position of less than $0.1 million.

Nonperformance of counterparties to the non-exchange traded derivatives could expose MGE to credit loss. However, MGE enters into transactions only with companies that meet or exceed strict credit guidelines, and it monitors these counterparties on an ongoing basis to mitigate nonperformance risk in its portfolio. As of September 30, 2016, no counterparties have defaulted.

9.

Rate Matters - MGE Energy and MGE.

a.

Rate Proceedings.

In April 2016, MGE filed an application with the PSCW requesting a 1.7% increase to electric rates and a 3.7% increase to gas rates for 2017. The proposed electric and gas rate increases cover costs primarily associated with the state's electric transmission and MGE's natural gas system infrastructure improvements.

In July 2015, the PSCW approved MGE's request to extend the current accounting treatment for transmission related costs through 2016, conditioned upon MGE not filing a base rate case for 2016. This accounting treatment allows MGE to reflect any differential between transmission costs reflected in rates and actual costs incurred in its next rate case filing, which occurred as part of the April 2016 filing.

On December 23, 2014, the PSCW authorized MGE to increase 2015 rates for retail electric customers by 3.8% or $15.4 million and to decrease gas rates by 2.0% or $3.8 million. The increase in retail electric rates cover costs associated with the construction of emission-reduction equipment at Columbia, improvements and reliability of the state's electric transmission system, fuel and purchased power related to coal delivery costs, partially offset by lower cost as a result of market conditions for pension and postretirement benefit costs. The authorized return on common stock equity was 10.2%.

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

In August 2015, the PSCW approved a $0.00256/kWh fuel credit that began on September 1, 2015, and will continue throughout 2016. The fuel credit established a mechanism to return $10.9 million of fuel savings to electric customers as a bill credit. MGE returned $2.6 million of electric fuel-related savings to customers through bill credits during the period from September 1, 2015, through December 31, 2015. MGE returned $6.3 million of electric fuel-related savings during the nine months ended September 30, 2016.

In January 2016, the PSCW lowered MGE's 2016 fuel rules monitored costs by $14.8 million as a result of continued lower projected fuel costs in 2016. Also, in March 2016, MGE filed its 2015 fuel plan reconciliation application showing an overcollection of 2015 fuel rules monitored costs. In July 2016, the PSCW issued a final order stating that MGE shall refund the additional fuel savings incurred during 2015 and 2016 for a total of $15.7 million to its retail electric customers over a one-month period. In September 2016, MGE returned $15.5 million to customers through bill credits.

As of September 30, 2016, MGE has deferred $4.1 million of 2016 fuel savings that were in excess of the fuel savings included within the fuel credits referenced above. These costs will be subject to the PSCW's annual review of 2016 fuel costs, expected to be completed in 2017.

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

Fair Value of Financial Assets and Liabilities Recorded at the Carrying Amount.

At September 30, 2016, and December 31, 2015, the carrying amount of cash, cash equivalents, and outstanding commercial paper approximates fair market value due to the short maturity of those investments and obligations. The estimated fair market value of MGE Energy's and MGE's long-term debt is based on quoted market prices for similar financial instruments at September 30, 2016, and December 31, 2015. Since long-term debt is not traded in an active market, it is classified as Level 2.

The estimated fair market values of financial instruments are as follows:

	September 30, 2016		December 31, 2015
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
MGE Energy
Assets:
Cash and cash equivalents	$111,585	$111,585	$81,384	$81,384
Liabilities:
Long-term debt(a)	392,316	463,849	395,508	435,767

MGE
Assets:
Cash and cash equivalents	$31,558	$31,558	$26,760	$26,760
Liabilities:
Long-term debt(a)	392,316	463,849	395,508	435,767

(a) Includes long-term debt due within one year. Excludes debt issuance costs and unamortized discount of $4.2 million and $4.5 million at September 30, 2016, and December 31, 2015, respectively.

b.

Recurring Fair Value Measurements.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis.

	Fair Value as of September 30, 2016
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Derivatives	$1,367	$917	$-	$450
Exchange-traded investments	520	520	-	-
Total Assets	$1,887	$1,437	$-	$450
Liabilities:
Derivatives	$50,938	$59	$-	$50,879
Deferred compensation	2,963	-	2,963	-
Total Liabilities	$53,901	$59	$2,963	$50,879

MGE
Assets:
Derivatives	$1,367	$917	$-	$450
Exchange-traded investments	97	97	-	-
Total Assets	$1,464	$1,014	$-	$450
Liabilities:
Derivatives	$50,938	$59	$-	$50,879
Deferred compensation	2,963	-	2,963	-
Total Liabilities	$53,901	$59	$2,963	$50,879

	Fair Value as of December 31, 2015
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Derivatives	$234	$-	$-	$234
Exchange-traded investments	759	759	-	-
Total Assets	$993	$759	$-	$234
Liabilities:
Derivatives(b)	$54,316	$581	$-	$53,735
Deferred compensation	3,145	-	3,145	-
Total Liabilities	$57,461	$581	$3,145	$53,735

MGE
Assets:
Derivatives	$234	$-	$-	$234
Exchange-traded investments	148	148	-	-
Total Assets	$382	$148	$-	$234
Liabilities:
Derivatives(b)	$54,316	$581	$-	$53,735
Deferred compensation	3,145	-	3,145	-
Total Liabilities	$57,461	$581	$3,145	$53,735

(b) These amounts are shown gross and exclude $1.0 million of collateral that was posted against derivative positions with counterparties as of December 31, 2015.

No transfers were made in or out of Level 1 or Level 2 for the nine months ended September 30, 2016.

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

The following table presents the significant unobservable inputs used in the pricing model.

	Model Input
Significant Unobservable Inputs	September 30, 2016	December 31, 2015
Basis adjustment:
On peak	93.3%	96.9%
Off peak	94.1%	95.1%
Counterparty fuel mix:
Internal generation	55% - 75%	60% - 75%
Purchased power	45% - 25%	40% - 25%

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

The following table summarizes the changes in Level 3 commodity derivative assets and liabilities measured at fair value on a recurring basis.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2016	2015	2016	2015
Beginning balance	$(51,883)	$(56,194)	$(53,501)	$(53,986)
Realized and unrealized gains (losses):
Included in regulatory liabilities (assets)	1,455	(888)	3,073	(3,096)
Included in other comprehensive income	-	-	-	-
Included in earnings	(278)	(2,285)	(4,250)	(4,497)
Included in current assets	-	-	-	-
Purchases	5,814	6,364	16,751	17,497
Sales	-	-	-	-
Issuances	-	-	-	-
Settlements	(5,537)	(4,079)	(12,502)	(13,000)
Transfers in and/or out of Level 3	-	-	-	-
Balance as of September 30,	$(50,429)	$(57,082)	$(50,429)	$(57,082)
Total gains (losses) included in earnings attributed to
the change in unrealized gains (losses) related to
assets and liabilities held at September 30,(c)	$-	$-	$-	$-

The following table presents total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis (c).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2016	2015	2016	2015
Purchased Power Expense	$(278)	$(2,302)	$(4,250)	$(4,515)
Cost of Gas Sold Expense	-	17	-	18
Total	$(278)	$(2,285)	$(4,250)	$(4,497)

(c)

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

c.

Debt Issuance Costs.

In April 2015, the FASB issued authoritative guidance within the Codification's Interest topic that provides guidance on the presentation of debt issuance costs in financial statements. This authoritative guidance became effective January 1, 2016, and changed the presentation of debt issuance costs on the balance sheet. Prior to the authoritative guidance, debt issuance costs were treated as a deferred asset, and beginning January 1, 2016, these costs are included as a direct deduction to the related debt liability on the consolidated balance sheet. As of September 30, 2016, assets (other deferred assets and other) and liabilities (long-term debt) decreased approximately $4.0 million as a cumulative result of the guidance. In addition, this guidance was applied retrospectively to all prior periods presented, resulting in a decrease to assets and liabilities of $4.3 million for the year ended December 31, 2015.

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

The following tables show segment information for MGE Energy's operations for the indicated periods:

(In thousands) MGE Energy	Electric	Gas	Non- Regulated Energy	Transmission Investment	All Others	Consolidation/ Elimination Entries	Consolidated Total
Three Months Ended September 30, 2016
Operating revenues	$118,933	$17,570	$214	$-	$-	$-	$136,717
Interdepartmental revenues	459	6,040	10,998	-	-	(17,497)	-
Total operating revenues	119,392	23,610	11,212	-	-	(17,497)	136,717
Depreciation and amortization	(7,332)	(2,047)	(1,833)	-	-	-	(11,212)
Other operating expenses	(77,010)	(19,292)	(33)	(13)	(127)	17,497	(78,978)
Operating income (loss)	35,050	2,271	9,346	(13)	(127)	-	46,527
Other income (deductions), net	178	13	-	2,023	(109)	-	2,105
Interest (expense) income, net	(2,855)	(818)	(1,436)	-	71	-	(5,038)
Income (loss) before taxes	32,373	1,466	7,910	2,010	(165)	-	43,594
Income tax (provision) benefit	(11,290)	(494)	(3,175)	(812)	57	-	(15,714)
Net income (loss)	$21,083	$972	$4,735	$1,198	$(108)	$-	$27,880

Three Months Ended September 30, 2015
Operating revenues	$121,453	$17,431	$1,911	$-	$-	$-	$140,795
Interdepartmental revenues	163	3,855	9,866	-	-	(13,884)	-
Total operating revenues	121,616	21,286	11,777	-	-	(13,884)	140,795
Depreciation and amortization	(7,584)	(1,714)	(1,872)	-	(12)	-	(11,182)
Other operating expenses	(80,202)	(16,906)	(36)	(15)	(161)	13,884	(83,436)
Operating income (loss)	33,830	2,666	9,869	(15)	(173)	-	46,177
Other income (deductions), net	141	(7)	-	2,397	33	-	2,564
Interest (expense) income, net	(2,798)	(804)	(1,491)	-	57	-	(5,036)
Income (loss) before taxes	31,173	1,855	8,378	2,382	(83)	-	43,705
Income tax (provision) benefit	(10,321)	(732)	(3,362)	(962)	26	-	(15,351)
Net income (loss)	$20,852	$1,123	$5,016	$1,420	$(57)	$-	$28,354

Nine Months Ended September 30, 2016
Operating revenues	$312,470	$92,368	$982	$-	$-	$-	$405,820
Interdepartmental revenues	1,482	17,278	32,894	-	-	(51,654)	-
Total operating revenues	313,952	109,646	33,876	-	-	(51,654)	405,820
Depreciation and amortization	(21,754)	(6,043)	(5,537)	-	(24)	-	(33,358)
Other operating expenses	(230,680)	(88,328)	(115)	(17)	(706)	51,654	(268,192)
Operating income (loss)	61,518	15,275	28,224	(17)	(730)	-	104,270
Other income (deductions), net	492	(13)	-	6,023	224	-	6,726
Interest (expense) income, net	(8,421)	(2,425)	(4,348)	-	199	-	(14,995)
Income (loss) before taxes	53,589	12,837	23,876	6,006	(307)	-	96,001
Income tax (provision) benefit	(17,984)	(5,048)	(9,583)	(2,418)	90	-	(34,943)
Net income (loss)	$35,605	$7,789	$14,293	$3,588	$(217)	$-	$61,058

Nine Months Ended September 30, 2015
Operating revenues	$319,174	$108,028	$5,853	$-	$-	$-	$433,055
Interdepartmental revenues	400	8,871	29,566	-	-	(38,837)	-
Total operating revenues	319,574	116,899	35,419	-	-	(38,837)	433,055
Depreciation and amortization	(22,372)	(5,018)	(5,601)	-	(35)	-	(33,026)
Other operating expenses	(239,963)	(96,063)	(122)	(15)	(626)	38,837	(297,952)
Operating income (loss)	57,239	15,818	29,696	(15)	(661)	-	102,077
Other income (deductions), net	247	(33)	-	6,568	333	-	7,115
Interest (expense) income, net	(8,385)	(2,398)	(4,516)	-	164	-	(15,135)
Income (loss) before taxes	49,101	13,387	25,180	6,553	(164)	-	94,057
Income tax (provision) benefit	(15,868)	(5,370)	(10,106)	(2,637)	35	-	(33,946)
Net income (loss)	$33,233	$8,017	$15,074	$3,916	$(129)	$-	$60,111

The following tables show segment information for MGE's operations for the indicated periods:

(In thousands) MGE	Electric	Gas	Non- Regulated Energy	Transmission Investment(b)	Consolidation/ Elimination Entries	Consolidated Total
Three Months Ended September 30, 2016
Operating revenues	$118,938	$17,576	$214	$-	$-	$136,728
Interdepartmental revenues	454	6,034	10,998	-	(17,486)	-
Total operating revenues	119,392	23,610	11,212	-	(17,486)	136,728
Depreciation and amortization	(7,332)	(2,047)	(1,833)	-	-	(11,212)
Other operating expenses(a)	(88,282)	(19,781)	(3,208)	4	17,486	(93,781)
Operating income(a)	23,778	1,782	6,171	4	-	31,735
Other income, net(a)	160	8	-	868	-	1,036
Interest expense, net	(2,855)	(818)	(1,436)	-	-	(5,109)
Net income	21,083	972	4,735	872	-	27,662
Less: Net income attributable to
noncontrolling interest, net of tax	-	-	-	-	(5,695)	(5,695)
Net income attributable to MGE	$21,083	$972	$4,735	$872	$(5,695)	$21,967

Three Months Ended September 30, 2015
Operating revenues	$121,460	$17,435	$1,911	$-	$-	$140,806
Interdepartmental revenues	156	3,851	9,866	-	(13,873)	-
Total operating revenues	121,616	21,286	11,777	-	(13,873)	140,806
Depreciation and amortization	(7,584)	(1,714)	(1,872)	-	-	(11,170)
Other operating expenses(a)	(90,511)	(17,635)	(3,398)	(15)	13,873	(97,686)
Operating income (loss)(a)	23,521	1,937	6,507	(15)	-	31,950
Other (deductions) income, net(a)	129	(10)	-	1,435	-	1,554
Interest expense, net	(2,798)	(804)	(1,491)	-	-	(5,093)
Net income	20,852	1,123	5,016	1,420	-	28,411
Less: Net income attributable to
noncontrolling interest, net of tax	-	-	-	-	(6,633)	(6,633)
Net income attributable to MGE	$20,852	$1,123	$5,016	$1,420	$(6,633)	$21,778

Nine Months Ended September 30, 2016
Operating revenues	$312,488	$92,390	$982	$-	$-	$405,860
Interdepartmental revenues	1,464	17,256	32,894	-	(51,614)	-
Total operating revenues	313,952	109,646	33,876	-	(51,614)	405,860
Depreciation and amortization	(21,754)	(6,043)	(5,537)	-	-	(33,334)
Other operating expenses(a)	(248,566)	(93,348)	(9,698)	-	51,614	(299,998)
Operating income(a)	43,632	10,255	18,641	-	-	72,528
Other income (deductions), net(a)	394	(41)	-	3,262	-	3,615
Interest expense, net	(8,421)	(2,425)	(4,348)	-	-	(15,194)
Net income	35,605	7,789	14,293	3,262	-	60,949
Less: Net income attributable to
noncontrolling interest, net of tax	-	-	-	-	(17,899)	(17,899)
Net income attributable to MGE	$35,605	$7,789	$14,293	$3,262	$(17,899)	$43,050

Nine Months Ended September 30, 2015
Operating revenues	$319,191	$108,039	$5,853	$-	$-	$433,083
Interdepartmental revenues	383	8,860	29,566	-	(38,809)	-
Total operating revenues	319,574	116,899	35,419	-	(38,809)	433,083
Depreciation and amortization	(22,372)	(5,018)	(5,601)	-	-	(32,991)
Other operating expenses(a)	(255,732)	(101,405)	(10,228)	(15)	38,809	(328,571)
Operating income (loss)(a)	41,470	10,476	19,590	(15)	-	71,521
Other income (deductions), net(a)	148	(61)	-	3,931	-	4,018
Interest expense, net	(8,385)	(2,398)	(4,516)	-	-	(15,299)
Net income	33,233	8,017	15,074	3,916	-	60,240
Less: Net income attributable to
noncontrolling interest, net of tax	-	-	-	-	(19,812)	(19,812)
Net income attributable to MGE	$33,233	$8,017	$15,074	$3,916	$(19,812)	$40,428

(a) Amounts are shown net of the related tax expense, consistent with the presentation on the MGE Consolidated Statement of Income.
(b) As of July 31, 2016, MGE no longer consolidates MGE Energy's proportionate share of equity earnings in MGE Transco. See Footnote 3 for further discussion.

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

For the three months ended September 30, 2016, MGE Energy's earnings were $27.9 million or $0.80 per share compared to $28.4 million or $0.82 per share for the same period in the prior year. MGE's earnings for the three months ended September 30, 2016, were $22.0 million compared to $21.8 million for the same period in the prior year.

For the nine months ended September 30, 2016, MGE Energy's earnings were $61.1 million or $1.76 per share compared to $60.1 million or $1.73 per share for the same period in the prior year. MGE's earnings for the nine months ended September 30, 2016, were $43.1 million compared to $40.4 million for the same period in the prior year.

MGE Energy's net income was derived from our business segments as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30,		September 30,
Business Segment:	2016	2015	2016	2015
Electric Utility	$21,083	$20,852	$35,605	$33,233
Gas Utility	972	1,123	7,789	8,017
Nonregulated Energy	4,735	5,016	14,293	15,074
Transmission Investments	1,198	1,420	3,588	3,916
All Other	(108)	(57)	(217)	(129)
Net Income	$27,880	$28,354	$61,058	$60,111

Our net income during the three months ended September 30, 2016, compared to the same period in the prior year primarily reflects the effects of the following factors:

•

Electric residential customer usage increased 10.7% and commercial customers consumed 2.0% more electricity. The increase in sales was partially offset by an increase in electric and gas utility operating and maintenance costs compared to the same period in the prior year.

•

Carrying costs incurred during construction of the Elm Road Units and WCCF were recognized by MGE Power Elm Road and MGE Power West Campus over the period allowed for recovery in rates. The recovery period ended in 2015, contributing to a reduction in nonregulated earnings in 2016. The reduction in earnings was partially offset by an increase in lease revenue.

Our net income during the nine months ended September 30, 2016, primarily reflects the effects of the following factors:

•

Electric net income increased due to a 5.5% increase in residential electric retail sales as the result of more favorable weather conditions in 2016 compared to the same period in the prior year. Electric utility operations experienced an increase in operating and maintenance costs partially offsetting the increase in net income compared to the same period in the prior year.

•

Carrying costs incurred during construction of the Elm Road Units and WCCF were recognized by MGE Power Elm Road and MGE Power West Campus over the period allowed for recovery in rates. The recovery period ended in 2015, contributing to a reduction in nonregulated earnings in 2016. The reduction in earnings was partially offset by an increase in lease revenue.

During the first nine months of 2016, the following events occurred:

2016 Rates: In July 2015, the PSCW approved MGE's request to extend the current accounting treatment for transmission related costs through 2016, conditioned upon MGE not filing a base rate case for 2016. This accounting treatment allows MGE to reflect any differential between transmission costs reflected in rates and actual costs incurred in its next rate case filing, which occurred as part of the April 2016 filing for 2017 base rates.

2016 Annual Fuel Proceeding: In August 2015, the PSCW approved a $0.00256/kWh fuel credit that began on September 1, 2015, and will continue throughout 2016. The fuel credit established a mechanism to return $10.9 million of fuel savings to electric customers as a bill credit. MGE returned $6.3 million of electric fuel-related savings to customers through bill credits during the nine months ended September 30, 2016.

In January 2016, the PSCW lowered MGE's 2016 fuel rules monitored costs by $14.8 million as a result of continued lower projected fuel costs in 2016. Also, in March 2016, MGE filed its 2015 fuel plan reconciliation application showing an overcollection of 2015 fuel rules monitored costs. In July 2016, the PSCW issued a final order stating that MGE shall refund the additional fuel savings incurred during 2015 and 2016 for a total of $15.7 million to its retail electric customers over a one-month period. In September 2016, MGE returned $15.5 million to customers through bill credits.

As of September 30, 2016, MGE has deferred $4.1 million of 2016 fuel savings that were in excess of the fuel savings included within the fuel credits referenced above. These costs will be subject to the PSCW's annual review of 2016 fuel costs, expected to be completed in 2017.

ATC Return on Equity: Several parties have filed complaints with the FERC seeking to reduce the base return on equity (ROE) used by MISO transmission owners, including ATC. In September 2016, FERC issued an order regarding the first filed complaint reducing the transmission owners' base ROE to 10.32% for the period of November 2013 through February 2015 following an administrative law judge initial decision. In June 2016, an administrative law judge issued an initial decision regarding a second filed complaint in February 2015 that would reduce the transmission owners' base ROE to 9.7%. ATC recorded an estimated refund liability with respect to the administrative law judge's order, which was reflected within our share of ATC earnings. See "Other Matters" below for additional information concerning ATC.

In the near term, several items may affect us, including:

2017 Rate Case Filing: In April 2016, MGE filed an application with the PSCW requesting a 1.7% increase to electric rates and a 3.7% increase to gas rates for 2017. The proposed electric and gas rate increases cover costs primarily associated with the state's electric transmission and MGE's natural gas system infrastructure improvements. A decision is expected during the fourth quarter of 2016.

ATC Return on Equity: Several parties have filed complaints with the FERC seeking to reduce the ROE used by MISO transmission owners, including ATC. Any change to ATC's ROE could result in lower equity earnings and distributions from ATC in the future. We derived approximately 5.8% and 6.4% of our net income for the nine months ended September 30, 2016 and 2015 respectively, from our investment in ATC. See "Other Matters" below for additional information concerning ATC.

Loss of Industrial Customer: In November 2015, a large industrial customer announced its intention to relocate its operations out of state and to close its manufacturing facilities within our service territory. That closure is expected to occur in early 2017. For the nine months ended September 30, 2016 and 2015, this customer contributed approximately $2.8 million and $2.9 million, respectively, of pre-tax earnings. Our rate case filing for 2017 addresses the effects of the closure. There could be some impact on our electric revenues during 2016 if the customer's operations are curtailed as a result of the impending closure.

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

EPA's Clean Power Plan: In 2015, the EPA published its Clean Power Plan rule setting guidelines and approval criteria for states to use in developing plans to control GHG emissions from existing fossil fuel-fired EGUs and systems. Implementation of the rule is expected to have a direct impact on coal and natural gas fired generating units, including possible changes in dispatch and additional operating costs. MGE is currently evaluating the rule and its requirements. Although the implementation of the rule is presently stayed as a result of a February 9, 2016, U.S. Supreme Court ruling, compliance with the rule's requirements, including the yet-to-be-developed state implementation plan, is expected to have a material impact on MGE if the rule is upheld and becomes effective.

Pension and Other Postretirement Benefit Costs: Costs for pension and other postretirement benefits are affected by actual investment returns on the assets held for those benefits and by the discount rate, which is sensitive to interest rates, used to calculate those benefits. Interest rates and investment returns have experienced volatility since the end of the year that could affect the value of the pension and postretirement benefit obligations. The changes in the discount rates and value of plan assets are not expected to have an impact on the income statements for 2016. However, these changes may affect benefit costs in future years. MGE expects changes in the cost for employee benefit plans will be factored into future rate actions, although there could be a lag between actual costs and cost permitted to be recovered in rates.

Future Generation: During the first quarter of 2016, MGE entered into an agreement with WPL under which MGE may acquire up to 50 MW of capacity in a gas-fired generating plant to be constructed by WPL at its Riverside Energy Center in Beloit, Wisconsin, during the five-year period following the in-service date of the plant. The plant is expected to be completed by early 2020. MGE and WPL have negotiated a second agreement under which MGE will reduce its obligation to pay certain capital expenditures (other than SCR-related expenditures) at Columbia prior to the expected in-service date of the Riverside gas-fired generating plant in exchange for a proportional reduction in MGE's ownership in Columbia. As of September 30, 2016, MGE has accrued $11.2 million of 2016 capital expenditures in total property, plant, and equipment (of which $8.7 million is included in construction work in progress) related to Columbia, that MGE would forgo as part of this second agreement with WPL, subject to approval by the PSCW. In October 2016, the PSCW approved the second agreement and as a result MGE's property, plant and equipment will be reduced by $11.2 million in the fourth quarter of 2016. MGE currently owns 22% of Columbia. By June 2020, MGE's ownership in Columbia is forecasted to be approximately 19%.

General Economic Conditions: Economic conditions both inside and outside our service area are expected to continue to affect the level of demand for our utility services and may affect the collection of our accounts receivable and the creditworthiness of counterparties with whom we do business. We have in place lines of credit aggregating $150 million for MGE Energy (including MGE) and $100 million for MGE to address our liquidity needs. As of September 30, 2016, there were no borrowings outstanding under MGE Energy's or MGE's lines of credit.

Financing Plans: MGE has $30 million of medium-term notes maturing in 2017. MGE priced $40 million of new long-term unsecured debt in October 2016, with funding expected to occur in mid-January 2017. The new debt will carry an interest rate of 3.76% per annum over its 35-year term. The proceeds of this debt financing will be used to refinance the maturing $30 million medium-term notes and assist with the financing of additional capital expenditures. The covenants of this debt are expected to be substantially consistent with MGE's existing unsecured long-term debt. In accordance with applicable accounting guidance, MGE has classified the $30 million of maturing medium-term notes as long-term debt on the consolidated balance sheets for the quarter ended September 30, 2016.

The following discussion is based on the business segments as discussed in Footnote 12 of the Notes to Consolidated Financial Statements.

Three Months Ended September 30, 2016 and 2015

Electric Utility Operations - MGE Energy and MGE

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the periods indicated:

	Revenues			Sales (kWh)
(In thousands, except cooling degree days)	Three Months Ended September 30,			Three Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
Residential	$40,120	$40,584	(1.1)%	259,529	234,421	10.7%
Commercial	55,232	64,240	(14.0)%	517,253	507,033	2.0%
Industrial	4,122	5,793	(28.8)%	61,362	66,150	(7.2)%
Other-retail/municipal	9,091	11,217	(19.0)%	114,097	114,728	(0.5)%
Total retail	108,565	121,834	(10.9)%	952,241	922,332	3.2%
Sales to the market	2,120	737	N/A%	52,278	19,712	N/A%
Deferral of fuel savings	8,194	-	- %	-	-	- %
Adjustments to revenues	54	(1,118)	104.8%	-	-	- %
Total	$118,933	$121,453	(2.1)%	1,004,519	942,044	6.6%

Cooling degree days (normal 465)				570	504	13.1%

Electric operating revenues decreased $2.5 million or 2.1% for the three months ended September 30, 2016, compared to the same period in 2015, due to the following:

(In millions)
Deferral of fuel savings/fuel credit	$(8.9)
Volume	3.8
Sales to the market	1.4
Adjustments to revenues	1.1
Other	0.1
Total	$(2.5)

In July 2015, the PSCW authorized MGE to freeze 2016 rates at 2015 levels for retail electric customers.

•

Deferral of fuel savings/fuel credit. During the three months ended September 30, 2016, customers received a fuel credit on their bill related to the fuel savings of $17.1 million, which decreased electric revenues when compared to the same period in the prior year. This amount was partially offset by the 2016 deferred fuel rules monitored costs. In January 2016, the PSCW lowered MGE's 2016 fuel rules monitored costs as a result of continued lower projected fuel costs in 2016. MGE has deferred the fuel credit in revenue.

•

Volume. During the three months ended September 30, 2016, there was a 10.7% increase in residential sales volumes compared to the same period in the prior year driven by increased customer demand due, at least in part, to more favorable weather conditions, as evidenced by the higher number of cooling degree days.

•

Sales to the market. Sales to the market represent wholesale sales made to third parties who are not ultimate users of the electricity. These sales may include spot market transactions on the markets operated by MISO and PJM. These sales may also include bilateral sales to other utilities or power marketers. Generating units are dispatched by MISO based on cost considerations as well as reliability of the system. Sales to the market typically occur when MGE has more generation and purchases online than are needed for its own system demand. The excess electricity is then sold to others in the market. For the three months ended September 30, 2016, market volumes increased compared to the same period in the prior year, reflecting increased opportunities for sales and those sales were made at higher market prices. The revenue generated from these sales is included in fuel rules monitored costs. See fuel rules discussion in Footnote 9.b.

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

Fuel for electric generation

The expense for fuel for internal electric generation increased $3.5 million during the three months ended September 30, 2016, compared to the same period in the prior year, due to the following:

(In millions)
Increase in volume	$4.6
Decrease in per-unit cost	(1.1)
Total	$3.5

This increase in expense reflects a 26.9% increase in internal generation volume delivered to the system primarily as a result of increased generation at WCCF based on market prices, partially offset by a 5.3% decrease in per-unit cost of internal electric generation, reflective of lower natural gas prices.

Purchased power

Purchased power expense decreased $9.3 million during the three months ended September 30, 2016, compared to the same period in the prior year, due to the following:

(In millions)
Decrease in volume	$(5.1)
Increase in per-unit cost	0.5
Change in fuel rule adjustments, net of recoveries	(4.7)
Total	$(9.3)

The decrease in expense (before fuel rules adjustments) reflects a 29.8% decrease in the volume of power purchased from third parties primarily as a result of the increased internal generation, partially offset by a 4.6% increase in the per-unit cost of purchased power.

Under fuel rules, MGE is required to defer electric fuel-related costs that fall outside a 2% cost tolerance band around the amount used in the most recent rate proceeding. Any fuel rules adjustments are reflected in purchased power expense.

Electric operating and maintenance expenses

Electric operating and maintenance expenses increased $0.8 million during the three months ended September 30, 2016, compared to the same period in 2015. The following changes contributed to the net change:

(In millions)
Increased administrative and general costs	$0.4
Increased customer accounts costs	0.3
Increased distribution expenses	0.3
Decreased production expenses	(0.2)
Total	$0.8

Gas Utility Operations - MGE Energy and MGE

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class during each of the periods indicated:

	Revenues			Therms Delivered
(In thousands, except HDD and average rate per therm of retail customer)	Three Months Ended September 30,			Three Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
Residential	$11,440	$11,306	1.2%	5,468	5,651	(3.2)%
Commercial/Industrial	5,043	5,039	0.1%	8,488	8,553	(0.8)%
Total retail	16,483	16,345	0.8%	13,956	14,204	(1.7)%
Gas transportation	997	990	0.7%	15,982	15,939	0.3%
Other revenues	90	96	(6.3)%	-	-	- %
Total	$17,570	$17,431	0.8%	29,938	30,143	(0.7)%

Heating degree days (normal 163)				49	98	(50.0)%
Average rate per therm of
retail customer	$1.181	$1.151	2.6%

Gas revenues increased $0.1 million or 0.8% for the three months ended September 30, 2016, compared to the same period in 2015. These changes are related to the following factors:

(In millions)
Rate/PGA changes	$0.2
Volume	(0.1)
Total	$0.1

In July 2015, the PSCW authorized MGE to freeze 2016 rates at 2015 levels for retail gas customers.

•

Rate/PGA changes. MGE recovers the cost of natural gas in its gas segment through the purchased gas adjustment clause (PGA). Under the PGA, MGE is able to pass through to its gas customers the cost of gas. Changes in PGA recoveries affect revenues, but do not impact net income.

The average retail rate per therm for the three months ended September 30, 2016, increased 2.6% compared to the same period in 2015, reflecting a $0.1 million increase in natural gas commodity costs (recovered through the PGA) and an increase in fixed rate charges.

36

•

Volume. For the three months ended September 30, 2016, retail gas deliveries decreased 1.7% compared to the same period in the prior year.

Cost of gas sold

For the three months ended September 30, 2016, cost of gas sold was flat, compared to the same period in the prior year. The cost per therm of natural gas increased 2.7%, which resulted in $0.1 million of increased expense. The volume of gas purchased decreased 2.3%, which resulted in $0.1 million of decreased expense.

Gas operating and maintenance expenses

Gas operating and maintenance expenses increased by $0.7 million for the three months ended September 30, 2016, compared to the same period in 2015. The following changes contributed to the net change:

(In millions)
Increased administrative and general costs	$0.6
Increased customer accounts costs	0.3
Decreased distribution expenses	(0.2)
Total	$0.7

Nonregulated Energy Operations - MGE Energy and MGE

The nonregulated energy operations are conducted through MGE Energy's subsidiaries: MGE Power Elm Road (the Elm Road Units) and MGE Power West Campus (WCCF), which have been formed to own and lease electric generating capacity to assist MGE. For the three months ended September 30, 2016 and 2015, net income at the nonregulated energy operations segment was $4.7 million and $5.0 million, respectively. Carrying costs incurred during construction of the Elm Road Units and WCCF were recognized by MGE Power Elm Road and MGE Power West Campus over the period allowed for recovery in rates. The recovery period ended in 2015, contributing to a reduction in nonregulated earnings in 2016. The reduction in earnings was partially offset by an increase in lease revenue.

Transmission Investment Operations - MGE Energy and MGE

Transmission investment other income

For the three months ended September 30, 2016 and 2015, other income at the transmission investment segment was $2.0 million and $2.4 million, respectively. The transmission investment segment holds our interest in ATC, and its income reflects our equity in the earnings of ATC. See Footnote 3 of the Notes to Consolidated Financial Statements and "Other Matters" below for additional information concerning ATC and summarized financial information regarding ATC.

Consolidated Income Taxes - MGE Energy and MGE

MGE Energy's effective income tax rate for the three months ended September 30, 2016 and 2015, was 36.1% and 35.1%, respectively. MGE's effective income tax rate for the three months ended September 30, 2016 and 2015, was 36.0% and 35.1%, respectively. The increase in the effective tax rate is due in part to a lower estimated domestic manufacturing deduction offset by higher estimated AFUDC equity earnings in 2016.

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

The following table shows MGE Energy's noncontrolling interest, net of tax, reflected on MGE's consolidated statement of income:

	Three Months Ended
	September 30,
(In millions)	2016	2015
MGE Power Elm Road	$3.7	$4.1
MGE Power West Campus	1.8	1.8
MGE Transco(a)	0.2	0.7

(a)

MGE's ownership interest declined below a majority in July 2016 as a result of continued funding of ATC capital contributions by MGE Energy. As a result of the change in majority ownership in MGE Transco in July 2016, MGE deconsolidated the noncontrolling interest within MGE's financial statements for MGE Energy's proportionate share of the equity in MGE Transco. No gain or loss was recognized in July 2016 due to MGE ceasing to have a controlling financial interest. See Footnote 3 of the Notes to Consolidated Financial Statements for additional information.

Nine Months Ended September 30, 2016 and 2015

Electric Utility Operations - MGE Energy and MGE

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the periods indicated:

	Revenues			Sales (kWh)
(In thousands, except cooling degree days)	Nine Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
Residential	$104,917	$104,733	0.2%	641,551	608,204	5.5%
Commercial	161,056	170,670	(5.6)%	1,420,769	1,400,358	1.5%
Industrial	13,381	15,666	(14.6)%	178,535	187,493	(4.8)%
Other-retail/municipal	26,498	30,016	(11.7)%	296,093	322,881	(8.3)%
Total retail	305,852	321,085	(4.7)%	2,536,948	2,518,936	0.7%
Sales to the market	5,281	1,637	N/A%	161,217	44,260	N/A%
Deferral of fuel savings	1,125	-	- %	-	-	- %
Adjustments to revenues	212	(3,548)	(106.0)%	-	-	- %
Total	$312,470	$319,174	(2.1)%	2,698,165	2,563,196	5.3%

Cooling degree days (normal 641)				771	665	15.9%

Electric operating revenues decreased $6.7 million or 2.1% for the nine months ended September 30, 2016, compared to the same period in 2015, due to the following:

(In millions)
Deferral of fuel savings/fuel credit	$(19.9)
Volume	4.9
Adjustments to revenue	3.8
Sales to the market	3.6
Other	0.9
Total	$(6.7)

In July 2015, the PSCW authorized MGE to freeze 2016 rates at 2015 levels for retail electric customers.

•

Deferral of fuel savings/fuel credit. During the nine months ended September 30, 2016, customers received fuel credit on their bill related to the fuel savings of $21.0 million, which decreased electric revenues when compared to the same period in the prior year. This amount was partially offset by the 2016 deferred fuel rules monitored costs. In January 2016, the PSCW lowered MGE's 2016 fuel rules monitored costs as a result of continued lower projected fuel costs in 2016. MGE has deferred the fuel credit in revenue.

38

•

Volume. During the nine months ended September 30, 2016, there was a 5.5% increase in residential sales volumes compared to the same period in the prior year driven by increased customer demand due, at least in part, to more favorable weather conditions, as evidenced by the higher number of cooling degree days.

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

•

Sales to the market. Sales to the market represent wholesale sales made to third parties who are not ultimate users of the electricity. These sales may include spot market transactions on the markets operated by MISO and PJM. These sales may also include bilateral sales to other utilities or power marketers. Generating units are dispatched by MISO based on cost considerations as well as reliability of the system. Sales to the market typically occur when MGE has purchases and generation online exceeding its own system demand. The excess electricity is then sold to others in the market. For the nine months ended September 30, 2016, market volumes increased compared to the same period in the prior year, reflecting increased opportunities for sales and those sales were made at higher market prices. The revenue generated from these sales is included in fuel rules monitored costs. See fuel rules discussion in Footnote 9.b.

Electric fuel and purchased power

Electric fuel and purchased power costs reflect an increase in internal generation volumes offset by a decrease in the volume of purchased power when compared to the prior period. Adjustments related to the regulatory recovery for fuel costs, known as fuel rules, decreased purchased power expense. These items are explained below.

Fuel for electric generation

The expense for fuel for internal electric generation increased $5.9 million during the nine months ended September 30, 2016, compared to the same period in the prior year, due to the following:

(In millions)
Increase in volume	$10.1
Decrease in per-unit cost	(4.2)
Total	$5.9

This increase in expense reflects a 27.0% increase in internal generation volume delivered to the system primarily as a result of increased generation at WCCF based on market prices, partially offset by a 10.0% decrease in per-unit cost of internal electric generation, reflective of lower natural gas prices.

Purchased power

Purchased power expense decreased $23.9 million during the nine months ended September 30, 2016, compared to the same period in the prior year, due to the following:

(In millions)
Decrease in volume	$(15.0)
Increase in per-unit cost	3.1
Change in fuel rule adjustments, net of recoveries	(12.0)
Total	$(23.9)

The decrease in expense (before fuel rules adjustments) reflects a 26.8% decrease in the volume of power purchased from third parties primarily as a result of the increased internal generation, partially offset by a 7.5% increase in the per-unit cost of purchased power.

Under fuel rules, MGE is required to defer electric fuel-related costs that fall outside a 2% cost tolerance band around the amount used in the most recent rate proceeding. Any fuel rules adjustments are reflected in purchased power expense.

Electric operating and maintenance expenses

Electric operating and maintenance expenses increased $2.1 million during the nine months ended September 30, 2016, compared to the same period in 2015. The following changes contributed to the net change:

(In millions)
Increased production expenses	$0.8
Increased distribution expenses	0.5
Increased administrative and general costs	0.4
Increased customer accounts costs	0.2
Increased transmission costs	0.2
Total	$2.1

For the nine months ended September 30, 2016, increased production expenses are primarily related to increased maintenance costs at Columbia and WCCF compared to the prior year.

Gas Utility Operations - MGE Energy and MGE

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class during each of the periods indicated:

	Revenues			Therms Delivered
(In thousands, except HDD and average rate per therm of retail customer)	Nine Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
Residential	$56,344	$64,208	(12.2)%	62,188	67,690	(8.1)%
Commercial/Industrial	32,324	39,973	(19.1)%	58,812	64,389	(8.7)%
Total retail	88,668	104,181	(14.9)%	121,000	132,079	(8.4)%
Gas transportation	3,402	3,462	(1.7)%	53,957	56,946	(5.2)%
Other revenues	298	385	(22.6)%	-	-	- %
Total	$92,368	$108,028	(14.5)%	174,957	189,025	(7.4)%

Heating degree days (normal 4,568)				4,135	4,653	(11.1)%
Average rate per therm of
retail customer	$0.733	$0.789	(7.1)%

Gas revenues decreased $15.7 million or 14.5% for the nine months ended September 30, 2016, compared to the same period in 2015. These changes are related to the following factors:

(In millions)
Rate/PGA changes	$(8.2)
Volume	(7.4)
Transportation and other effects	(0.1)
Total	$(15.7)

In July 2015, the PSCW authorized MGE to freeze 2016 rates at 2015 levels for retail gas customers.

•

Rate/PGA changes. MGE recovers the cost of natural gas in its gas segment through the purchased gas adjustment clause (PGA). Under the PGA, MGE is able to pass through to its gas customers the cost of gas. Changes in PGA recoveries affect revenues, but do not impact net income.

The average retail rate per therm for the nine months ended September 30, 2016, decreased 7.1% compared to the same period in 2015, reflecting an $8.7 million decrease in natural gas commodity costs (recovered through the PGA), offset by an increase in fixed rate charges.

•

Volume. For the nine months ended September 30, 2016, retail gas deliveries decreased 8.4% due, at least in part, to warmer weather in the first quarter of 2016 compared to the same period in the prior year.

Cost of gas sold

For the nine months ended September 30, 2016, cost of gas sold decreased by $14.6 million, compared to the same period in the prior year. The cost per therm of natural gas decreased 17.7%, which resulted in $9.3 million of decreased expense. The volume of purchased gas decreased 9.2%, which resulted in $5.3 million of decreased expense.

Gas operating and maintenance expenses

Gas operating and maintenance expenses increased by $0.7 million for the nine months ended September 30, 2016, compared to the same period in 2015. The following changes contributed to the net change:

(In millions)
Increased administrative and general costs	$0.6
Increased customer account costs	0.3
Decreased distribution expenses	(0.1)
Decreased production expenses	(0.1)
Total	$0.7

Nonregulated Energy Operations - MGE Energy and MGE

The nonregulated energy operations are conducted through MGE Energy's subsidiaries: MGE Power Elm Road (the Elm Road Units) and MGE Power West Campus (WCCF), which have been formed to own and lease electric generating capacity to assist MGE. For the nine months ended September 30, 2016 and 2015, net income at the nonregulated energy operations segment was $14.3 million and $15.1 million, respectively. Carrying costs incurred during construction of the Elm Road Units and WCCF were recognized by MGE Power Elm Road and MGE Power West Campus over the period allowed for recovery in rates. The recovery period ended in 2015, contributing to a reduction in nonregulated earnings in 2016. The reduction in earnings was partially offset by an increase in lease revenue.

Transmission Investment Operations - MGE Energy and MGE

Transmission investment other income

For the nine months ended September 30, 2016 and 2015, other income at the transmission investment segment was $6.0 million and $6.6 million, respectively. The transmission investment segment holds our interest in ATC, and its income reflects our equity in the earnings of ATC. See Footnote 3 of the Notes to Consolidated Financial Statements and "Other Matters" below for additional information concerning ATC and summarized financial information regarding ATC.

Consolidated Income Taxes - MGE Energy and MGE

Both MGE Energy's and MGE's effective income tax rate for the nine months ended September 30, 2016 and 2015, was 36.4% and 36.1%, respectively. The increase in the effective tax rates is due in part to a lower estimated domestic manufacturing deduction offset by higher estimated AFUDC equity earnings in 2016.

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

The following table shows MGE Energy's noncontrolling interest, net of tax, reflected on MGE's consolidated statement of income:

	Nine Months Ended
	September 30,
(In millions)	2016	2015
MGE Power Elm Road	$11.1	$12.4
MGE Power West Campus	5.4	5.5
MGE Transco(a)	1.4	1.9

(a)

MGE's ownership interest declined below a majority in July 2016 as a result of continued funding of ATC capital contributions by MGE Energy. As a result of the change in majority ownership in MGE Transco in July 2016, MGE deconsolidated the noncontrolling interest within MGE's financial statements for MGE Energy's proportionate share of the equity in MGE Transco. No gain or loss was recognized in July 2016 due to MGE ceasing to have a controlling financial interest. See Footnote 3 of the Notes to Consolidated Financial Statements for additional information.

Contractual Obligations and Commercial Commitments - MGE Energy and MGE

There were no material changes, other than from the normal course of business, to MGE Energy's and MGE's contractual obligations (representing cash obligations that are considered to be firm commitments) and commercial commitments (representing commitments triggered by future events) during the nine months ended September 30, 2016, except as noted below. Further discussion of the contractual obligations and commercial commitments is included in Footnote 18 of Notes to Consolidated Financial Statements, and "Contractual Obligations and Commercial Commitments for MGE Energy and MGE" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in MGE Energy's and MGE's 2015 Annual Report on Form 10-K.

Purchase Contracts - MGE Energy and MGE

See Footnote 7.c. of Notes to Consolidated Financial Statements for a description of commitments at September 30, 2016 that MGE Energy and MGE have entered with respect to various commodity supply, transportation, and storage contracts to meet their obligations to deliver electricity and natural gas to customers.

Liquidity and Capital Resources

MGE Energy and MGE have adequate liquidity to fund future operations and capital expenditures over the next twelve months. Available resources include cash and cash equivalents, operating cash flows, liquid assets, borrowing capacity under revolving credit facilities, and access to equity and debt capital markets.

Cash Flows

The following summarizes cash flows for MGE Energy and MGE during the nine months ended September 30, 2016 and 2015:

	MGE Energy		MGE
(In thousands)	2016	2015	2016	2015
Cash provided by/(used for):
Operating activities	$129,192	$122,655	$128,959	$130,107
Investing activities	(64,619)	(53,181)	(64,407)	(52,934)
Financing activities	(34,372)	(40,962)	(59,754)	(39,764)

Cash Provided by Operating Activities

MGE Energy

MGE Energy's consolidated net cash provided by operating activities is derived mainly from the electric and gas operations of its principal subsidiary, MGE.

Cash provided by operating activities for the nine months ended September 30, 2016, was $129.2 million, an increase of $6.5 million when compared to the same period in the prior year.

MGE Energy's net income increased $0.9 million for the nine months ended September 30, 2016, when compared to the same period in the prior year.

In both 2016 and 2015, MGE received a $10.0 million refund from the IRS for the 2015 and 2014 tax years, respectively. Excluding the 2016 and 2015 refund, MGE Energy's federal and state taxes paid decreased $2.4 million during the nine months ended September 30, 2016, when compared to the same period in the prior year.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $7.6 million in cash provided by operating activities for the nine months ended September 30, 2016, primarily due to decreased inventories, decreased unbilled revenues, increased accounts payable, and increased other current liabilities, partially offset by increased receivables. The increase in current liabilities includes a fuel credit, approved in August 2015, of $6.3 million that customers received on their bill January through September 2016 and a one-time fuel credit, approved in July 2016, of $15.5 million that customers received on their bill in September 2016.

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

MGE

Cash provided by operating activities for the nine months ended September 30, 2016, was $129.0 million, a decrease of $1.1 million when compared to the same period in the prior year.

Net income increased $0.7 million for the nine months ended September 30, 2016, when compared to the same period in the prior year.

In both 2016 and 2015, MGE received a $10.0 million refund from the IRS for the 2015 and 2014 tax years, respectively. Excluding the 2016 and 2015 refund, MGE's federal and state taxes paid to MGE Energy increased $3.6 million during the nine months ended September 30, 2016, when compared to the same period in the prior year.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $7.7 million in cash provided by operating activities for the nine months ended September 30, 2016, primarily due to decreased inventories, decreased unbilled revenues, increased accounts payable, and increased other current liabilities, partially offset by increased receivables. The increase in current liabilities includes a fuel credit, that was approved in August 2015, of $6.3 million that customers received on their bill January through September 2016 and $15.5 million of deferred fuel related cost savings to be returned to customers.

Working capital accounts (excluding prepaid taxes and accrued taxes) resulted in $6.3 million in cash provided by operating activities for the nine months ended September 30, 2015, primarily due to decreased receivables and decreased unbilled revenues, partially offset by increased inventories and decreased accounts payable.

For the nine months ended September 30, 2015, MGE deferred $7.6 million in fuel related cost savings to be returned to customers and returned $0.7 million of total electric fuel-related savings on customer bills.

Cash Used for Investing Activities

MGE Energy

MGE Energy's cash used for investing activities increased $11.4 million for the nine months ended September 30, 2016, when compared to the same period in the prior year.

Capital expenditures for the nine months ended September 30, 2016, were $62.3 million. This amount represents an increase of $10.0 million from the expenditures made in the same period in the prior year. This increase primarily reflects increased expenditures on electric and gas distribution assets.

Capital contributions in ATC and other investments increased $1.3 million for the nine months ended September 30, 2016, when compared to the same period in the prior year.

MGE

MGE's cash used for investing activities increased $11.5 million for the nine months ended September 30, 2016, when compared to the same period in the prior year.

Capital expenditures for the nine months ended September 30, 2016, were $62.3 million. This amount represents an increase of $10.0 million from the expenditures made in the same period in the prior year. This increase primarily reflects increased expenditures on electric and gas distribution assets.

Capital contributions in ATC and other investments increased $1.1 million for the nine months ended September 30, 2016, when compared to the same period in the prior year.

Cash Used for Financing Activities

MGE Energy

Cash used for MGE Energy's financing activities was $34.4 million for the nine months ended September 30, 2016, compared to $41.0 million of cash used for MGE Energy's financing activities in the nine months ended September 30, 2015.

For the nine months ended September 30, 2016, dividends paid were $31.1 million compared to $29.8 million in the prior year. This increase was a result of a higher dividend per share ($0.898 vs. $0.860).

For the nine months ended September 30, 2015, net short term debt repayments were $7.0 million. There were no short term debt repayments in the current year.

MGE

During the nine months ended September 30, 2016, cash used for MGE's financing activities was $59.8 million compared to $39.8 million of cash used for MGE's financing activities in the prior year.

Dividends paid from MGE to MGE Energy were $40.0 million for the nine months ended September 30, 2016. For the nine months ended September 30, 2015, cash dividends paid from MGE to MGE Energy were $20.0 million.

Distributions to parent from noncontrolling interest, which represent distributions from MGE Power Elm Road and MGE Power West Campus to MGE Energy, were $18.1 million for the nine months ended September 30, 2016, compared to $12.0 million in the prior year.

For the nine months ended September 30, 2016, equity contributions received from MGE Power West Campus and MGE Transco were $1.6 million compared to $3.1 million in the prior year.

For the nine months ended September 30, 2015, net short term debt repayments were $7.0 million. There were no short term debt repayments in the current year.

Capitalization Ratios(a)

MGE Energy's capitalization ratios were as follows:

MGE Energy
	September 30, 2016	December 31, 2015
Common shareholders' equity	65.0%	63.8%
Long-term debt(b)	35.0%	36.2%

(a)

Reflects application of new accounting pronouncement. See Footnote 11.c. of the Notes to Consolidated Financial Statements for additional information regarding the treatment of debt issuance costs.

(b)

Includes the current portion of long-term debt.

MGE Energy's and MGE's Capital Requirements

MGE Energy's and MGE's liquidity are primarily affected by their capital requirements. During the nine months ended September 30, 2016, capital expenditures for MGE Energy and MGE totaled $62.3 million, which included $59.6 million of capital expenditures for utility operations.

MGE priced $40 million of new long-term unsecured debt in October 2016, with funding expected to occur in mid-January 2017. The proceeds of this debt financing will be used to refinance $30 million of maturing medium-term notes and assist with the financing of additional capital expenditures. See Footnote 2 of the Notes to Consolidated Financial Statements for further discussion.

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

Environmental Matters

The following discussion is limited to updates or developments in environmental matters that occurred during the nine months ended September 30, 2016. Further discussion of environmental matters is included in MGE Energy's and MGE's 2015 Annual Report on Form 10-K and Footnote 7.a. of Notes to Consolidated Financial Statements in this Report.

Sulfur Dioxide (SO2) NAAQS

In March 2015, the EPA identified MGE's Columbia Plant in Columbia County as a large stationary source of SO2 that may exceed the one hour SO2 NAAQS standard and was subject to a State of Wisconsin proposed county attainment/nonattainment determination. In September 2015, Wisconsin sent a letter to the EPA proposing that Columbia County be designated as being in attainment for SO2 NAAQS based on recent modeling demonstrating that SO2 pollution controls on the Columbia Plant had brought the county into attainment. In June 2016, the EPA issued a final rule classifying Columbia County as an unclassified/ attainment area. In addition to the EPA's actions on the SO2 NAAQS, the WDNR has revised its state rules to incorporate the one hour SO2 standard. MGE does not anticipate any material costs from this rule.

Clean Air Visibility Rule (CAVR)

Columbia may be subject to the best available retrofit technology (BART) regulations, a subsection of the EPA's Clean Air Visibility Rule (CAVR), which may require pollution control retrofits. Columbia's pollution control upgrades and the EPA's stance that compliance with the CSAPR equals compliance with BART should mean that Columbia will not need to do additional work to meet BART requirements. In February 2016, the EPA submitted a proposed revision to the rule. The proposed revision would move state plan due dates from July 2018 to July 2021. This would allow for states to coordinate their CAVR compliance with other compliance efforts. If this proposed revision is finalized, it would reduce the chances that CAVR will be material for MGE. At this time, however, the BART regulatory obligations, compliance strategies, and costs remain uncertain due to the continued legal challenges surrounding CSAPR and CAVR.

EPA's Cross-State Air Pollution Rule: Proposed Ozone Season Update based on 2008 Ozone NAAQS

The EPA's Cross-State Air Pollution Rule (CSAPR) is an interstate air pollution transport rule designed to reduce ozone and fine particulate (PM2.5) air levels in areas that the EPA has determined are being affected by pollution from neighboring and upwind states. This is accomplished in the CSAPR through a reduction in SO2 and Nitrogen Oxides (NOx) from fossil-fuel fired power plants. NOx and SO2 contribute to fine particulate pollution, and NOx contributes to ozone formation. Reductions are achieved through a cap and trade system. Individual plants can meet their caps through modifications and/or buying allowances on the market.

In October 2016, the EPA finalized an update to the existing CSAPR. The CSAPR Rule Update is designed to incorporate 2008 Ozone NAAQS attainment levels (the original CSAPR is based on 1997 Ozone NAAQS levels) in 22 states, including Wisconsin, by further limiting ozone season NOx levels through a reduction in NOx allowances. The rule also includes revisions to CSAPR that are designed to address issues remaining from the D.C. Circuit remand of CSAPR, including Wisconsin's inclusion in the NOx ozone season portion of the rule.

The rule will further reduce summertime NOx emissions from power plants starting in 2017. Initial review of this rule shows that we will likely need to buy NOx Ozone Season allowances to comply with the rule. MGE is still evaluating the impact of this rule on our operations, and we are unable to determine the full extent of the rule's impacts at this time. Depending on the cost of allowances, this requirement could be material for MGE.

Other Matters

ATC

In 2013, several parties filed a complaint with the FERC seeking to reduce the base return on equity (ROE) used by MISO transmission owners, including ATC, "due to changes in the capital markets." The complaint alleged that the MISO ROE should not exceed 9.15%, the equity components of hypothetical capital structures should be restricted to 50%, and the relevant incentive ROE adders should be discontinued. At the time, MISO's base ROE was 12.38% and ATC's base ROE was 12.2%. In September 2016, FERC issued an order reducing the transmission owners' base ROE to 10.32% for the period of November 2013 through February 2015. In February 2015, a second complaint was filed with the FERC requesting a reduction in the base ROE used by MISO transmission owners, including ATC, to 8.67%, with a refund effective date retroactive to the filing date of the complaint. In June 2016, an administrative law judge issued an initial decision for the second complaint that would reduce the transmission owner's base ROE to 9.7%. The initial decision will be reviewed by FERC and it is anticipated FERC will issue an order on this issue by mid-2017.

In January 2015, FERC accepted the transmission owner's request for a 50 basis-point incentive ROE adder for participating in MISO. The adder became effective January 6, 2015, subject to refund, and FERC accepted the transmission owner's request to defer collection of the adder pending the outcome of the first ROE complaint proceeding.

Any change to ATC's ROE could result in lower equity earnings and distributions from ATC in the future. Our share of ATC's earnings reflects a pre-tax charge of $0.7 million and $0.1 million for the three months ended September 30, 2016 and 2015, respectively, and a pre-tax charge of $1.8 million and $0.9 million for the nine months ended September 30, 2016 and 2015, respectively, recorded by ATC for this matter representing its estimate of its refund liability. We derived approximately 5.8% and 6.4% of our net income for the nine months ended September 30, 2016 and 2015, respectively, from our investment in ATC.

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

MGE has financial gas and electric commodity contracts to hedge commodity price risk in the gas and electric utility segments. These contracts are primarily comprised of exchange-traded option and future contracts. MGE also holds FTRs, which are used to hedge the risk of increased transmission congestion charges. At September 30, 2016, the fair value of these instruments exceeded their cost basis by $0.9 million. Under the PGA clause and electric fuel rules, MGE may include in the costs of fuel (natural gas or power) the costs and benefits of the aforementioned fuel price risk management tools. Because these costs/benefits are recoverable, the related unrealized loss/gain has been deferred on the consolidated balance sheets as a regulatory asset/liability.

MGE has also entered into a purchased power agreement that provides MGE with firm capacity and energy that began on June 1, 2012, and ends on May 31, 2022 (the "base term"). The agreement also allows MGE an option to extend the contract after the base term. The agreement is considered a derivative contract and is recognized at its fair value on the consolidated balance sheet. However, the derivative qualifies for regulatory deferral and is recognized with a corresponding regulatory asset or liability depending on whether the fair value is in a loss or gain position. The fair value of the contract at September 30, 2016, reflects a loss position of $50.5 million.

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

Additionally, if a counterparty were to default and MGE were to liquidate all contracts with that entity, MGE's credit loss would include the loss in value of mark-to-market contracts; the amount owed for settled transactions; and additional payments, if any, to settle unrealized losses on accrual contracts. As of September 30, 2016, no counterparties have defaulted.

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

Item 4. Controls and Procedures.

During the third quarter of 2016, each registrant's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to that registrant, including its subsidiaries, is accumulated and made known to that registrant's management, including these officers, by other employees of that registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, the registrants do not control or manage certain of their unconsolidated entities and thus, their access and ability to apply their procedures to those entities is more limited than is the case for their consolidated subsidiaries.

As of September 30, 2016, each registrant's principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective. Each registrant intends to strive continually to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

During the quarter ended September 30, 2016, there were no changes in either registrant's internal controls over financial reporting that materially affected, or are reasonably likely to affect materially, that registrant's internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

MGE Energy and MGE

MGE Energy and its subsidiaries, including MGE, from time to time are involved in various legal proceedings that are handled and defended in the ordinary course of business.

See Footnote 7.a. and 7.b. of Notes to Consolidated Financial Statements for more information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs*
July 1-31, 2016	24,905	$56.29	-	-
August 1-31, 2016	14,050	56.31	-	-
September 1-30, 2016	59,000	55.56	-	-
Total	97,955	$55.85	-	-

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

Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed by the following officers for the following companies:

31.1

Filed by Gary J. Wolter for MGE Energy, Inc.

31.2

Filed by Jeffrey C. Newman for MGE Energy, Inc.

31.3

Filed by Gary J. Wolter for Madison Gas and Electric Company

31.4

Filed by Jeffrey C. Newman for Madison Gas and Electric Company

Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) as to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed by the following officers for the following companies:

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

MGE ENERGY, INC.

Date: November 3, 2016	/s/ Gary J. Wolter
Gary J. Wolter Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: November 3, 2016	/s/ Jeffrey C. Newman
Jeffrey C. Newman Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Chief Financial and Accounting Officer)

Signatures - Madison Gas and Electric Company

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MADISON GAS AND ELECTRIC COMPANY

Date: November 3, 2016	/s/ Gary J. Wolter
Gary J. Wolter Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: November 3, 2016	/s/ Jeffrey C. Newman
Jeffrey C. Newman Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Chief Financial and Accounting Officer)

