Form 10-K
period 2016-12-31
MGE ENERGY INC; MADISON GAS & ELECTRIC CO
filed 2017-02-24
CIK 1161728, 61339

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended:

December 31, 2016

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

	Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer	Smaller Reporting Company
MGE Energy, Inc.	X
Madison Gas and Electric Company			X

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

MGE Energy, Inc.	Yes [ ] No [X]
Madison Gas and Electric Company	Yes [ ] No [X]

The aggregate market value of the voting and nonvoting common equity held by nonaffiliates of each registrant as of June 30, 2016, was as follows:

MGE Energy, Inc.	$1,954,670,687
Madison Gas and Electric Company	$0

The number of shares outstanding of each registrant's common stock as of February 1, 2017, were as follows:

MGE Energy, Inc.	34,668,370
Madison Gas and Electric Company	17,347,894

DOCUMENTS INCORPORATED BY REFERENCE

Portions of MGE Energy, Inc.'s definitive proxy statement to be filed on or before March 27, 2017, relating to its annual meeting of shareholders, are incorporated by reference into Part III of this annual report on Form 10-K.

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

49

Item 8. Financial Statements and Supplementary Data.

51

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

105

Item 9A. Controls and Procedures.

105

Item 9B. Other Information.

105

PART III.

106

Item 10. Directors, Executive Officers, and Corporate Governance.

106

Item 11. Executive Compensation.

106

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

106

Item 13. Certain Relationships and Related Transactions, and Director Independence.

106

Item 14. Principal Accounting Fees and Services.

106

PART IV.

108

Item 15. Exhibits and Financial Statement Schedules.

108

Item 16. Form 10-K Summary.

112

Signatures - MGE Energy, Inc.

117

Signatures - Madison Gas and Electric Company

118

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

The factors that could cause actual results to differ materially from the forward-looking statements made by a registrant include (a) those factors discussed in Item 1A. Risk Factors, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8. Financial Statements and Supplementary Data, Footnote 17. Commitments and Contingencies, and (b) other factors discussed herein and in other filings made by that registrant with the SEC.

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

Definitions, Abbreviations, and Acronyms Used in the Text and Notes of this Report

Abbreviations, acronyms, and definitions used in the text and notes of this report are defined below.

MGE Energy and Subsidiaries:

CWDC	Central Wisconsin Development Corporation
MAGAEL	MAGAEL, LLC
MGE	Madison Gas and Electric Company
MGE Energy	MGE Energy, Inc.
MGE Power	MGE Power, LLC
MGE Power Elm Road	MGE Power Elm Road, LLC
MGE Power West Campus	MGE Power West Campus, LLC
MGE Services	MGE Services, LLC
MGE State Energy Services	MGE State Energy Services, LLC
MGE Transco	MGE Transco Investment, LLC
MGEE Transco	MGEE Transco, LLC
NGV Fueling Services	NGV Fueling Services, LLC

Other Defined Terms:

AFUDC	Allowance for Funds Used During Construction
AICPA	American Institute of Certified Public Accountants
ANR	ANR Pipeline Company
ARO	Asset Retirement Obligation
ATC	American Transmission Company LLC
ATC Holdco	ATC Holdco, LLC
BART	Best Available Retrofit Technology
Blount	Blount Station
CAA	Clean Air Act
CAVR	Clean Air Visibility Rule
CCR	Coal Combustion Residual
CIAC	Contributions in Aid of Construction
CO2	Carbon Dioxide
Codification	Financial Accounting Standards Board Accounting Standards Codification
Columbia	Columbia Energy Center
Cooling degree days	Measure of the extent to which the average daily temperature is above 65 degrees Fahrenheit, which is considered an indicator of possible increased demand for energy to provide cooling
COSO	Committee of Sponsoring Organizations
CPP	Clean Power Plan
CSAPR	Cross-State Air Pollution Rule
CWA	Clean Water Act
Dth	Dekatherms
EEI	Edison Electric Institute
EGUs	Electric Generating Units
ELG	Effluent Limitations Guidelines
Elm Road Units	Elm Road Generating Station
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FTR	Financial Transmission Rights
GAAP	Generally Accepted Accounting Principles
GHG	Greenhouse Gas
Heating degree days (HDD)	Measure of the extent to which the average daily temperature is below 65 degrees Fahrenheit, which is considered an indicator of possible increased demand for energy to provide heating
ICF	Insurance Continuance Fund
IRS	Internal Revenue Service
kVA	Kilovolt Ampere
kWh	Kilowatt-hour

MISO	Midcontinent Independent System Operator Inc. (a regional transmission organization)
MRO	Midwest Reliability Organization
MW	Megawatt
MWh	Megawatt-hour
NAAQS	National Ambient Air Quality Standards
Nasdaq	The Nasdaq Stock Market
NERC	North American Electric Reliability Corporation
NNG	Northern Natural Gas Company
NO2	Nitrogen Dioxide
NOV	Notice of Violation
NOx	Nitrogen Oxides
NYSE	New York Stock Exchange
PCBs	Polychlorinated Biphenyls
PGA	Purchased Gas Adjustment clause
PJM	PJM Interconnection, LLC (a regional transmission organization)
PM	Particulate Matter
PPA	Purchased power agreement
ppb	Parts Per Billion
PSCW	Public Service Commission of Wisconsin
REC	Renewable Energy Credit
Riverside	Riverside Energy Center in Beloit, Wisconsin
ROE	Return on Equity
RTO	Regional Transmission Organization
SCR	Selective Catalytic Reduction
SEC	Securities and Exchange Commission
SIP	State Implementation Plan
SO2	Sulfur Dioxide
the State	State of Wisconsin
Stock Plan	Direct Stock Purchase and Dividend Reinvestment Plan of MGE Energy
UW	University of Wisconsin at Madison
VIE	Variable Interest Entity
WCCF	West Campus Cogeneration Facility
WDNR	Wisconsin Department of Natural Resources
WEPCO	Wisconsin Electric Power Company
Working capital	Current assets less current liabilities
WPDES	Wisconsin Pollutant Discharge Elimination System
WPL	Wisconsin Power and Light Company
WPSC	Wisconsin Public Service Corporation
WRERA	Worker, Retiree and Employer Recovery Act of 2008
XBRL	eXtensible Business Reporting Language

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

•

Transmission investments – representing our investment in American Transmission Company LLC, a company engaged in the business of providing electric transmission services primarily in Wisconsin, and our investment in ATC Holdco, a company created to facilitate out-of-state electric transmission development and investments.

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

At December 31, 2016, MGE supplied electric service to approximately 149,000 customers, with approximately 90% located in the cities of Fitchburg, Madison, Middleton, and Monona and 10% in adjacent areas. Of the total number of customers, approximately 87% were residential and 13% were commercial or industrial. Electric retail revenues for 2016, 2015, and 2014 were comprised of the following:

	Year Ended December 31,
	2016	2015	2014
Residential	33.9%	32.6%	33.3%
Commercial	52.9%	53.2%	52.8%
Industrial	4.4%	4.8%	4.8%
Public authorities (including the UW)	8.8%	9.4%	9.1%
Total	100.0%	100.0%	100.0%

Electric operations accounted for approximately 75.2%, 74.2%, and 64.0% of MGE's total 2016, 2015, and 2014 regulated revenues, respectively.

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

Transmission

American Transmission Company LLC (ATC) was formed by utilities who were required by Wisconsin law to contribute their transmission facilities to it in 2001, and is owned by those utilities and their affiliates. ATC's purpose is to provide reliable, economic transmission service to all customers in a fair and equitable manner. ATC plans, constructs, operates, maintains, and expands transmission facilities that it owns to provide adequate and reliable transmission of power. ATC is regulated by FERC for all rate terms and conditions of service, is regulated by the PSCW as to some aspects of its governance and is a transmission-owning member of the MISO.

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

Fuel supply and generation

MGE satisfies its customers' electric demand with internal generation and purchased power. Sources used depend on market prices, generating unit availability, weather, and customer demand. During 2016, 2015, and 2014, MGE's electric energy delivery requirements were satisfied from the following fuel sources:

	Year Ended December 31,
	2016	2015	2014
Coal	48.2%	47.9%	47.8%
Natural gas(a)	18.6%	9.1%	3.2%
Fuel oil	0.1%	0.1%	0.1%
Renewable sources	2.8%	3.0%	3.1%
Purchased power
Renewable	8.0%	8.2%	8.7%
Other	22.3%	31.7%	37.1%
Total	100.0%	100.0%	100.0%

(a)

MGE's electric operations burn natural gas in several of its peaking power plants. The market price of natural gas decreased in 2016, which improved the economics of natural gas-fueled generation over other types of generation.

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

Purchased power

MGE enters into short and long-term purchase power commitments with third parties to meet a portion of its anticipated electric energy supply needs. The following table identifies purchase power commitments at December 31, 2016, with unaffiliated parties for the next five years.

(Megawatts)	2017	2018	2019	2020	2021
Purchase power commitments	152.5	102.5	98.5	98.5	98.5

Gas Utility Operations

MGE transports and distributes natural gas in a service area covering 1,682 square miles in seven south-central Wisconsin counties. The service area includes the city of Madison, Wisconsin and surrounding areas.

At December 31, 2016, MGE supplied natural gas service to approximately 154,000 customers in the cities of Elroy, Fitchburg, Lodi, Madison, Middleton, Monona, Prairie du Chien, Verona, and Viroqua; 25 villages; and all or parts of 48 townships. Of the total number of customers, approximately 90% were residential and 10% were commercial or industrial. Gas revenues for 2016, 2015, and 2014 were comprised of the following:

	Year Ended December 31,
	2016	2015	2014
Residential	60.2%	59.4%	53.0%
Commercial	34.9%	35.7%	34.3%
Industrial(a)	1.1%	1.3%	11.0%
Transportation service and other(a)	3.8%	3.6%	1.7%
Total	100.0%	100.0%	100.0%

(a) During 2015, a large interruptible industrial customer decided to purchase gas from a third party supplier and to use MGE's facilities for the transport of that gas, resulting in a shift in gas revenues between industrial and transportation services.

Gas operations accounted for approximately 24.8%, 25.8%, and 36.0% of MGE's total 2016, 2015, and 2014 regulated revenues, respectively.

MGE can curtail gas deliveries to its interruptible customers. Approximately 3% of retail gas deliveries in 2016 and 2015 were to interruptible customers.

Gas supply

MGE has physical interconnections with ANR Pipeline Company (ANR) and Northern Natural Gas Company (NNG). MGE's primary service territory, which includes Madison and the surrounding area, receives deliveries at one NNG and four ANR gate stations. MGE's outlying territory receives deliveries at NNG gate stations located in Elroy, Prairie du Chien, Viroqua, and Crawford County. Interconnections with two major pipelines provide competition in interstate pipeline service and a more reliable and economical gas supply mix, which includes gas from Canada and from the mid-continent and Gulf/offshore regions in the United States.

During the winter months, when customer demand is high, MGE is primarily concerned with meeting its obligation to firm customers. MGE meets customer demand by using firm supplies under contracts finalized before the heating season, supplies in storage (injected during the summer), and other firm supplies purchased during the winter period.

By contract, a total of 5,936,318 Dth of gas can be injected into ANR's storage fields in Michigan from April 1 through October 31. These gas supplies are then available for withdrawal during the subsequent heating season, November 1 through March 31. Using storage allows MGE to buy gas supplies during the summer season, when prices are normally lower, and withdraw these supplies during the winter season, when prices are typically higher. Storage also gives MGE more flexibility in meeting daily load fluctuations.

MGE's contracts for firm transportation service of gas include winter maximum daily quantities of:

•

162,150 Dth (including 106,078 Dth of storage withdrawals) on ANR.

•

65,828 Dth on NNG.

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

Transmission Investments

ATC owns and operates electric transmission facilities primarily in Wisconsin. MGE received an interest in ATC when it, like other Wisconsin electric utilities, contributed its electric transmission facilities to ATC as required by Wisconsin law. That interest is presently held by MGE Transco, which is owned by MGE Energy. At December 31, 2016, MGE Transco held a 3.6% ownership interest in ATC.

In 2011, ATC and Duke Energy announced the creation of a joint venture, Duke-American Transmission Company, LLC, that seeks to build, own, and operate new electric transmission infrastructure in North America to address increasing demand for affordable, reliable transmission capacity.

In 2016, ATC Holdco was formed by several of the members of ATC, including MGE Energy, to facilitate electric transmission development and investments outside of Wisconsin. MGE Energy's ownership interest in ATC Holdco is held by MGEE Transco, a wholly-owned subsidiary. At December 31, 2016, MGEE Transco held a 4.0% ownership interest in ATC Holdco. In the near term, it is expected that ATC Holdco will be pursuing transmission development opportunities that typically have long development and investment lead times before becoming operational.

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

EPA Cooling Water Intake Rules (Section 316(b))

Section 316(b) of the Clean Water Act requires that the cooling water intake structures at electric power plants meet best available technology standards so that mortality from entrainment (drawing aquatic life into a plant's cooling system) and impingement (trapping aquatic life on screens) are reduced. The Wisconsin Department of Natural Resources is currently developing guidance and rules to implement the EPA 316(b) rule.

Both our Blount plant and our Columbia plant have WPDES permits that are up for renewal in 2017 and will need to comply with the 316(b) requirements, Blount has conducted historical studies that will show that it will likely be in compliance with this rule. The operator of our Columbia plant is conducting an intake study to demonstrate compliance and/or identify design criteria needed to meet the new rule requirements prior to Columbia's 2017 WPDES permit renewal. The exact requirements at Blount and Columbia, however, will not be known until the WDNR finalizes its rule, approves the plant operators' approach, and WPDES permits are modified to account for this rule. Nonetheless, MGE expects that the 316(b) rule will not have material effects on its existing plants.

Energy Efficiency and Renewables

The Wisconsin Energy Efficiency and Renewables Act requires that 10% of the state's electricity be generated from renewable sources. MGE is in compliance with the requirement. The costs to comply with the Act and its accompanying regulations are being recovered in rates.

Air Quality

Air quality regulations promulgated by the EPA and Wisconsin Department of Natural Resources (WDNR) in accordance with the Federal Clean Air Act and the Clean Air Act Amendments of 1990 impose restrictions on emission of particulates, sulfur dioxide (SO2), nitrogen oxides (NOx), hazardous air pollutants and other pollutants, and require permits for operation of emission sources. These permits must be renewed periodically. Various newly enacted and/or proposed federal and state initiatives may result in additional operating and capital expenditure costs for fossil-fueled electric generating units.

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

The State of Wisconsin has joined a lawsuit filed by several states challenging the EPA's new ozone standard. Oral arguments in this case are scheduled to begin in April 2017. MGE will continue to monitor the EPA's progress on attainment designations and related litigation to assess potential impacts at our facilities, particularly our Elm Road Units.

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

EPA's Cross-State Air Pollution Rule: Proposed Ozone Season Update based on 2008 Ozone NAAQS

The EPA's Cross-State Air Pollution Rule (CSAPR) is an interstate air pollution transport rule designed to reduce ozone and fine particulate (PM2.5) air levels in areas that the EPA has determined are being affected by pollution from neighboring and upwind states. This is accomplished in the CSAPR through a reduction in SO2 and NOx from qualifying fossil-fuel fired power plants in upwind or "contributing" states. NOx and SO2 contribute to fine particulate pollution, and NOx contributes to ozone formation. Reductions are achieved through a cap and trade system. Individual plants can meet their caps through modifications and/or buying allowances on the market.

In October 2016, the EPA finalized rulemaking for an update to CSAPR that incorporated 2008 Ozone NAAQS levels into the rule (the original CSAPR is based on 1997 Ozone NAAQS levels). The update affects 22 states, including Wisconsin, by further limiting statewide NOx allowances in each of those states. The rule also includes revisions to CSAPR that are designed to address issues remaining from the D.C. Circuit remand of CSAPR, including Wisconsin's inclusion in the NOx ozone season portion of the rule. The State of Wisconsin filed a legal challenge to the CSAPR update rule asserting, among other things, that the rule over-controls NOx emissions in Wisconsin.

The CSAPR Update rule will further reduce summertime (or Ozone Season) NOx emissions allocations from power plants starting in 2017. MGE intends to meet the rule requirements through a combination of allocations owned, received, or purchased. Depending on the number of allocations MGE receives for ozone season, the number of allocations that MGE must purchase, and the cost of allocations, this requirement could be material for MGE.

Clean Air Visibility Rule (CAVR)

Columbia is subject to the best available retrofit technology (BART) regulations, a subsection of the EPA's Clean Air Visibility Rule (CAVR), which may require pollution control retrofits. Columbia's existing pollution control upgrades, and the EPA's stance that compliance with the CSAPR equals compliance with BART, should mean that Columbia will not need to do additional work to meet BART requirements. At this time, however, the BART regulatory obligations, compliance strategies, and costs remain uncertain due to the continued legal challenges surrounding CSAPR and CAVR.

In December 2016, the EPA introduced a final rule (posted online but not yet scheduled for publication in the Federal Register) extending state implementation plan deadlines by three years from 2018 to 2021 for the next implementation phase of the CAVR, which goes beyond BART and may affect utilities. This extension would allow for states to coordinate their CAVR compliance with other compliance efforts, which should lessen the burden to comply. It is too early to determine if the rule will affect MGE. MGE will continue to monitor developments.

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

MGE has taken steps to address GHG emissions through voluntary actions. In 2005, MGE implemented its Energy 2015 Plan, which committed to ensuring a balanced, economic energy supply with reduced environmental emissions. The Plan emphasized increased renewable energy, energy efficiency, and new cleaner generation – three strategies that reduced GHG emissions. Under the Plan and other actions, our CO2 emissions declined from 2005 to 2015 by approximately 20% even though total system energy increased. In 2015, MGE announced its Energy 2030 framework that continues steps to reduce CO2 emissions. Subject to regulatory approvals and other conditions, MGE aims to increase renewable energy to 25% of retail electric sales by 2025 and to 30% by 2030. Under our Energy 2030 framework, we will also work to reduce CO2 emissions by 40% from 2005 levels by 2030.

Climate Change Legislation

It is not anticipated that U.S. Congress will enact broad GHG reduction legislation in 2017.

It is not expected that the Wisconsin Legislature will enact broad GHG regulation in 2017.

Greenhouse Gas Regulation

EPA's Greenhouse Gas (GHG) Reduction Guidelines under the Clean Air Act 111d Rule

The EPA's Clean Power Plan (CPP) rule became effective in December 2015, setting guidelines for states to use in developing plans to control GHG emissions from existing fossil fuel-fired EGUs and systems. When fully implemented in 2030, the Clean Power Plan is projected to reduce GHG emissions from this sector by 32% below 2005 levels. States are given up to three years to submit a plan or be subject to a federal plan to meet the reduction goals, and states are expected to meet interim goals starting in 2022 and the final goals in 2030. Implementation of the rule is expected to have a direct impact on coal and natural gas fired generating units, including possible changes in dispatch and additional operating costs.

In October 2015, many states (including Wisconsin) and other litigants filed petitions with the U.S. Court of Appeals for the District of Columbia Circuit. On January 26, 2016, several parties filed a request for a stay of the CPP with the U.S. Supreme Court; and on February 9, 2016, the U.S. Supreme Court granted that request. The CPP may not be implemented until the courts ultimately resolve the underlying legality of the rule, which is expected in 2017.

Given the pending legal proceedings the nature and timing of any final requirements is subject to uncertainty. If the rule remains substantially in its present form, it is expected to have a material impact on MGE.

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

The Columbia and Elm Road Units co-owners and plant operators are working through the phased requirements to plan and implement changes necessary at those facilities to meet design criteria. Review of our Elm Road Units has indicated that the costs to comply with this rule are not expected to be significant. Columbia's operator has developed a preliminary implementation schedule for meeting the various deadlines spelled out in the rule. Costs at Columbia will be dependent on what is determined during the evaluation stage. Management believes compliance costs will be recovered in future rates based on previous treatment of environmental compliance projects.

Columbia

Based upon current available information, compliance with various environmental requirements and initiatives is expected to result in significant additional operating and capital expenditures at Columbia as noted below.

Columbia Clean Air Act Litigation

Columbia is a coal-fired generating station operated by WPL in which WPL, WPSC, and MGE have ownership interests. In December 2009, the EPA sent a Notice of Violation (NOV) to the co-owners, including MGE. The NOV alleged that WPL and the Columbia co-owners failed to comply with appropriate pre-construction review and permitting requirements and, as a result, violated the Prevention of Significant Deterioration program requirements, Title V Operating Permit requirements of the CAA, and the Wisconsin SIP. In June 2013, the court approved and entered a consent decree entered by the EPA, Sierra Club, and the co-owners of Columbia. One of the requirements of the consent decree requires installation of an SCR system at Columbia Unit 2 by December 31, 2018. Installation of the SCR has been approved by the PSCW and is currently under construction. MGE's share of the projected cost for the SCR system is estimated to be $22-$24 million, with expected completion in 2018.

Employees

As of December 31, 2016, MGE had 704 employees. MGE employs 227 employees who are covered by a collective bargaining agreement with Local Union 2304 of the International Brotherhood of Electrical Workers and 84 employees who are covered by a collective bargaining agreement with Local Union No. 39 of the Office and Professional Employees International Union. Both of these collective bargaining agreements expire on April 30, 2018. There are also 5 employees covered by a collective bargaining agreement with Local Union No. 2006, Unit 6 of the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial, and Service Workers International Union. This collective bargaining agreement expires on October 31, 2018.

Financial Information About Segments

See Footnote 20 of the Notes to the Consolidated Financial Statements for financial information relating to MGE Energy's and MGE's business segments.

Executive Officers of the Registrants

As of December 31, 2016, the executive officers of the registrants were as follows:

Executive	Title	Effective Date	Service Years as an Officer
Gary J. Wolter(a) Age: 62	Chairman of the Board, President and Chief Executive Officer	02/01/2002	27
Jeffrey M. Keebler(b) Age: 45	Senior Vice President - Energy Supply and Planning Assistant VP - Energy Supply and Customer Service	07/23/2015 01/01/2012	5
Craig A. Fenrick(b) Age: 57	Senior Vice President - Energy Operations Vice President - Energy Delivery Vice President - Electric Transmission and Distribution	07/23/2015 02/10/2015 01/01/2012	10
Lynn K. Hobbie(b) Age: 58	Senior Vice President - Marketing and Communications	02/01/2000	22
Jeffrey C. Newman(a) Age: 54	Senior Vice President, Chief Financial Officer, Secretary and Treasurer Vice President, Chief Financial Officer, Secretary and Treasurer	07/23/2015 01/01/2009	19
Cari Anne Renlund(b) Age: 43	Vice President and General Counsel Dewitt Ross & Stevens S.C. (law firm) - Partner	11/02/2015 06/11 – 10/15	1

Note: Ages, years of service, and positions as of December 31, 2016.

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

The following are significant proposed regulations that are expected to impact our operations:

The EPA's Cross-State Air Pollution Rule (CSAPR) is an interstate air pollution transport rule designed to reduce ozone and fine particulate (PM2.5) air levels in areas that the EPA has determined are being affected by pollution from neighboring and upwind states. In October 2016, the EPA finalized rulemaking for an update to CSAPR that incorporated 2008 Ozone NAAQS levels into the rule (the original CSAPR is based on 1997 Ozone NAAQS levels). The update affects 22 states, including Wisconsin, by further limiting statewide NOx allowances in each of those states. Depending on the number of allocations MGE receives for ozone season, the number of allocations that MGE must purchase, and the cost of allocations, this requirement could be material for MGE.

In October 2015, the EPA finalized its Clean Power Plan (CPP) rule with an effective date of December 2015, setting guidelines and approval criteria for states to use in developing plans to control GHG emissions from existing fossil fuel-fired electric generating units (EGUs) and systems. Implementation of the rule is expected to have a direct impact on existing coal and natural gas fired generating units, including possible changes in dispatch and additional operating costs. Given the pending legal proceedings, the nature and timing of any final requirements is subject to uncertainty. If the rule remains substantially in its present form, it is expected to have a material impact on MGE.

We face risk for the recovery of fuel and purchased power costs.

MGE has price risk exposure with respect to the price of natural gas, electricity, coal, emission credits, and oil. MGE burns natural gas in several of its peak electric generation facilities, and in many cases, the cost of purchased power is tied to the cost of natural gas. Under the electric fuel rules, MGE is required to defer electric fuel-related costs that fall outside a symmetrical cost tolerance band that is currently plus or minus 2% around the amount approved in its most recent rate order. Any over/under recovery of the actual costs in a year is determined in the following year and is then reflected in future billings to electric retail customers. Under the electric fuel rules, MGE is required to defer the benefit of lower costs, if its actual fuel costs fall outside the lower end of the range, and is required to defer costs, less any excess revenues, if its actual fuel costs exceed the upper end of the range. Excess revenues are defined as revenues in the year in question that provide MGE with a greater return on common equity than authorized by the PSCW in MGE's latest rate order. MGE assumes the risks and benefits of variances that are within the cost tolerance band.

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

We could be adversely affected by changes in the development, and utilization by our customers, of power generation, storage, and use technology.

Our revenues and the timing of the recovery of our costs could be adversely affected by improvements in power generation, storage, and use technology.

Advancements in power generation technology, including commercial and residential solar generation installations and commercial micro turbine installations, are improving the cost-effectiveness of customer self-supply of electricity. Improvements in energy storage technology, including batteries and fuel cells, could also better position customers to meet their around-the-clock electricity requirements. Improvements in the energy efficiency of lighting, appliances, and equipment will also affect energy consumption by customers. Such developments could reduce customer purchases of electricity, but may not necessarily reduce our investment and operating requirements due to our obligation to serve customers, including those self-supply customers whose equipment has failed for any reason to provide the power they need whether due to inadequate on-site resources, restricted operating hours, or equipment failure. In addition, since a portion of our costs are recovered through charges based upon the volume of power delivered, reductions in electricity deliveries will affect the timing of our recovery of those costs and may require changes to our rate structures.

Changes in power generation, storage, and use technology could have significant effects on customer behaviors and their energy consumption. Customers could engage in individual conservation efforts by voluntarily reducing their consumption of electricity through voluntary changes in energy use and through the use of more energy efficient lighting, appliances, and equipment. They could also change their consumption of electricity from us through the installation of alternative energy sources, such as roof top solar panels and micro turbines for self-supply. Customer energy conservation could adversely affect our results of operations by reducing our revenues without necessarily changing our operating costs due to our obligation to serve.

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

A significant portion of our electric generating capacity is dependent on coal. Demand for coal has been impacted by prevailing prices for natural gas and may affect mine performance. Consequently, we are exposed to the risk that counterparties to these contracts will not be able to fulfill their obligations. Disruption in the delivery of fuel, including disruptions as a result of transportation delays, weather, labor relations, force majeure events, or environmental regulations affecting any of these fuel suppliers, could limit our ability to generate electricity at our facilities at the desired level. Should counterparties fail to perform, or other unplanned disruptions occur, we may be forced to replace the underlying commitment at higher prices, or we may be forced to reduce generation at our coal units and replace this lost generation through additional power purchases from third parties. These factors may also affect the terms under which any of our existing coal supply or transportation agreements are renewed or replaced upon the expiration of their current terms.

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

We face commodity price risk exposure with respect to our purchases of natural gas, electricity, coal, oil, and environmental allowances and risk through our use of derivatives, such as futures, forwards and swaps, to manage that commodity price risk. We could experience increased costs as a result of volatility in the market values of those commodities. We could also experience losses on our derivative contracts as a result of that market value volatility or if a counterparty fails to perform under a contract. In the absence of actively quoted market prices and pricing information from external sources, the valuation of these derivative contracts involves our exercise of judgment and use of estimates. As a result, changes in the underlying assumptions or use of alternative valuation methods could affect the reported fair value of these contracts.

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

Item 1B. Unresolved Staff Comments.

MGE Energy and MGE

None.

Item 2. Properties.

Electric Generation

Net summer rated capacity in service at December 31, 2016, was as follows:

Plants	Location	Commercial Operation Date	Fuel	Net Summer Rated Capacity (MW)(a)	No. of Units
Steam plants:
Columbia	Portage, WI	1975 & 1978	Low-sulfur coal	225(b,c)	2
Blount	Madison, WI	1957 & 1961	Gas	103(g)	2
WCCF	Madison, WI	2005	Gas/oil	120(d)	2
Elm Road Units	Oak Creek, WI	2010 & 2011	Coal	106(b,e)	2
Combustion turbines	Madison, WI	1964-2000	Gas/oil	151(f)	6
	Marinette, WI
Portable generators	Madison, WI	1998-2001	Diesel	49(g)	54
Wind turbines	Townships of Lincoln
	and Red River, WI	1999	Wind	1(g,h)	17
	Township of
	Brookfield, IA	2008	Wind	4(g,i)	18
Total				759

(a)

Net summer rated capacity is determined by annual testing and may vary from year to year due to, among other things, the operating and physical conditions of the units.

(b)

Baseload generation.

(c)

MGE's share. See "Columbia" below.

(d)

Facility is jointly owned. Based on the terms of the joint plant agreement between MGE and the UW, the UW has the ability to reduce net capability of these units by approximately 17 MW in the summer. The net summer rated capacity shown reflects this decrease. See "WCCF" below.

(e)

MGE's share. See "Elm Road" below.

(f)

Three facilities are owned by MGE, and three facilities are leased.

(g)

These facilities are owned by MGE.

(h)

Nameplate capacity rating is 11 MW.

(i)

Nameplate capacity rating is 30 MW.

Columbia

MGE and two other utilities jointly own Columbia, a coal-fired generating facility consisting of two 512 MW units, which, at December 31, 2016, accounts for 30% of MGE's net summer rated capacity. Power from this facility is shared in proportion to each owner's ownership interest. At December 31, 2016, MGE had a 22% ownership interest in Columbia. The other owners are WPL, which operates Columbia, and WPSC. The Columbia units burn low-sulfur coal obtained from the Powder River Basin coal fields located in Wyoming. The coal inventory supply for the Columbia units decreased from approximately 88 days on December 31, 2015, to approximately 65 days on December 31, 2016. See "Executive Overview" under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of the reduction in MGE's ownership share in Columbia commencing January 2017 and continuing through June 2020.

Elm Road Units

MGE Power Elm Road and two other owners own undivided interests in the Elm Road Units, consisting of two 615 MW units, which, at December 31, 2016, account for 14% of MGE's net summer rated capacity. Power from these units is shared in proportion to each owner's ownership interest. MGE Power Elm Road owns an 8.33% ownership interest in the Elm Road Units, and its interest in the Elm Road Units is leased to MGE. The other owners are Wisconsin Energy Corporation, which operates the Units, and WPPI Energy, Inc. The Elm Road Units burn bituminous coal obtained from northern West Virginia and southwestern Pennsylvania, and Powder River Basin coal from Wyoming. MGE's share of the coal inventory supply for the Elm Road Units increased from approximately 50 days on December 31, 2015, to approximately 51 days on December 31, 2016.

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

WCCF

MGE Power West Campus and the UW jointly own undivided interests in a natural gas-fired cogeneration facility on the UW campus. The facility has the capacity to produce 20,000 tons of chilled water, 500,000 pounds per hour of steam, and approximately 150 MW of electricity. The UW owns 45% of the facility, which represents its interest in the chilled-water and steam assets. These assets are used to meet a part of the UW's need for air-conditioning and steam-heat capacity. MGE Power West Campus owns 55% of the facility, which represents its interest in the electric generating assets. These assets are used to provide electricity to MGE's customers. The UW's share of the plant and portion of the earnings from the WCCF are not reflected in the consolidated financial statements of MGE Energy or MGE. MGE Power West Campus' share of the plant is reflected in property, plant, and equipment on MGE Energy's and MGE's consolidated balance sheets.

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

Electric and Gas Distribution Facilities

At December 31, 2016, MGE owned 872 miles of overhead electric distribution line and 1,236 miles of underground electric distribution cable, all of which are located in Wisconsin. These electric distribution facilities are connected by approximately 52 substations, installed with a capacity of 1,190,500 kVA. MGE's gas facilities include 2,765 miles of distribution mains, which are all owned by MGE.

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

Encumbrances

The principal plants and properties of MGE are subject to the lien of its Indenture of Mortgage and Deed of Trust dated as of January 1, 1946, as amended and supplemented, under which MGE's first mortgage bonds are issued. As of December 31, 2016, there were $1.2 million of first mortgage bonds outstanding. See Footnote 9 of the Notes to Consolidated Financial Statements for additional information regarding MGE's first mortgage bonds.

MGE Power Elm Road has collaterally assigned its right to lease payments from MGE for the Elm Road Units in order to secure the repayment of $62.6 million of senior secured notes issued by MGE Power Elm Road. See Footnote 9 of the Notes to Consolidated Financial Statements for additional information regarding these senior notes.

MGE Power West Campus has collaterally assigned its right to lease payments from MGE for the WCCF in order to secure the repayment of $45.1 million of senior secured notes issued by MGE Power West Campus. See Footnote 9 of the Notes to Consolidated Financial Statements for additional information regarding these senior notes.

Item 3. Legal Proceedings.

MGE Energy and MGE

MGE Energy and its subsidiaries, including MGE, from time to time are involved in various legal proceedings that are handled and defended in the ordinary course of business.

See "Environmental" under Item 1. Business and Footnote 17.c. of the Notes to Consolidated Financial Statements for a description of several environmental proceedings involving MGE. See Footnote 17.d. of the Notes to Consolidated Financial Statements for a description of other legal matters.

Item 4. Mine Safety Disclosures.

MGE Energy and MGE

Not applicable.

PART II.

Item 5. Market for Registrants' Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market for Common Equity

MGE Energy

MGE Energy common stock is traded on Nasdaq under the symbol MGEE. On February 1, 2017, there were approximately 38,688 shareholders of record. The following table shows high and low sale prices for the common stock on Nasdaq for each quarter over the past two years.

	Common Stock Price Range
	2016		2015
	High	Low	High	Low
Fourth quarter	$66.85	$53.48	$47.23	$39.18
Third quarter	$59.49	$53.78	$41.97	$36.75
Second quarter	$56.54	$47.90	$45.33	$36.46
First quarter	$53.48	$44.83	$47.97	$40.66

MGE

As of February 1, 2017, there were 17,347,894 outstanding shares of common stock, all of which were held by MGE Energy. There is no market for shares of common stock of MGE.

Dividends

MGE Energy

The following table sets forth MGE Energy's quarterly cash dividends per share declared during 2016 and 2015:

(Per share)	2016	2015
Fourth quarter	$0.308	$0.295
Third quarter	$0.308	$0.295
Second quarter	$0.295	$0.283
First quarter	$0.295	$0.283

MGE

The following table sets forth MGE's quarterly cash dividends declared during 2016 and 2015:

(In thousands)	2016	2015
Fourth quarter	$10,000	$10,000
Third quarter	$15,000	$10,000
Second quarter	$15,000	$10,000
First quarter	$10,000	$-

See discussion below as well as "Liquidity and Capital Resources - Financing Activities" under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, for a description of restrictions applicable to dividend payments by MGE.

Dividend Restrictions

Dividend payments by MGE to MGE Energy are subject to restrictions arising under a PSCW rate order and, to a lesser degree, MGE's first mortgage bonds. The PSCW order restricts any dividends, above the PSCW authorized amount of $43 million, that MGE may pay MGE Energy if its common equity ratio, calculated in the manner used in the rate proceeding, is less than 55%. MGE's thirteen month rolling average common equity ratio at December 31, 2016, is 60.2%, as determined under the calculation used in the rate proceeding. This restriction did not impact

MGE's payment of dividends in 2016. Cash dividends of $50.0 million and $30.0 million were paid by MGE to MGE Energy in 2016 and 2015, respectively. In 2016, MGE also transferred its ownership interest in MGE Transco to MGE Energy in the form of a dividend in kind of $15.8 million. The rate proceeding calculation includes as indebtedness imputed amounts for MGE's outstanding purchase power capacity payments and other PSCW adjustments, but does not include the indebtedness associated with MGE Power Elm Road and MGE Power West Campus, which are consolidated into MGE's financial statements but are not direct obligations of MGE.

MGE has covenanted with the holders of its first mortgage bonds not to declare or pay any dividend or make any other distribution on or purchase any shares of its common stock unless, after giving effect thereto, the aggregate amount of all such dividends and distributions and all amounts applied to such purchases, after December 31, 1945, shall not exceed the earned surplus (retained earnings) accumulated subsequent to December 31, 1945. As of December 31, 2016, approximately $338.5 million was available for the payment of dividends under this covenant.

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

Issuer Purchases of Equity Securities

MGE Energy

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs*
October 1-31, 2016	21,025	$55.21	-	-
November 1-30, 2016	15,905	60.17	-	-
December 1-31, 2016	55,400	64.86	-	-
Total	92,330	$61.85	-	-

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

MGE

None.

Stock Performance Graph

The performance graph below illustrates a five-year comparison of cumulative total returns based on an initial investment of $1,000 in MGE Energy common stock, as compared with the Russell 2000 and the EEI Index for the period 2011 through 2016. The EEI Index reflects the consolidated performance of Edison Electric Institute investor-owned electric utilities.

Cumulative Five-Year Total Return Comparison

(assumes $1,000 invested on 12/31/2011 with dividends reinvested)

Value of Investment at December 31,

	2011	2012	2013	2014	2015	2016
MGEE	$1,000	$1,126	$1,315	$1,602	$1,677	$2,414
Russell 2000	1,000	1,163	1,615	1,694	1,619	1,965
EEI Index	1,000	1,021	1,154	1,487	1,429	1,678

Item 6. Selected Financial Data.

MGE Energy, Inc.

(In thousands, except per share amounts)

	For the Years Ended December 31,
	2016	2015	2014	2013	2012
Summary of Operations
Operating revenues:
Electric	$410,202	$420,291	$398,132	$409,425	$401,596
Gas	134,543	143,737	221,720	181,462	139,727
Total operating revenues	544,745	564,028	619,852	590,887	541,323
Operating expenses	396,455	419,894	462,102	444,293	410,200
Other general taxes	20,062	19,879	19,652	18,607	18,360
Operating income	128,228	124,255	138,098	127,987	112,763
Other income, net	9,711	8,613	10,079	10,701	10,069
Interest expense, net	(19,866)	(20,162)	(19,673)	(18,924)	(19,467)
Income before taxes	118,073	112,706	128,504	119,764	103,365
Income tax provision	(42,513)	(41,363)	(48,185)	(44,859)	(38,919)
Net income	$75,560	$71,343	$80,319	$74,905	$64,446
Average shares outstanding	34,668	34,668	34,668	34,668	34,668
Basic and diluted earnings per share	$2.18	$2.06	$2.32	$2.16	$1.86
Dividends declared per share	$1.21	$1.16	$1.11	$1.07	$1.04

Assets(a)
Electric	$1,021,905	$974,235	$945,790	$896,864	$889,889
Gas	318,603	298,435	306,106	264,099	282,815
Assets not allocated	27,338	49,753	41,124	19,853	18,549
Nonregulated energy operations	271,277	277,858	280,542	287,042	290,889
Transmission investments	74,535	69,470	67,697	64,504	61,064
All others	465,202	434,868	438,898	431,436	412,840
Eliminations	(377,800)	(378,216)	(390,636)	(389,800)	(397,372)
Total assets	$1,801,060	$1,726,403	$1,689,521	$1,573,998	$1,558,674

Capitalization including Short-Term Debt
Common shareholders' equity	$724,088	$690,458	$659,401	$617,510	$579,429
Long-term debt(a,b)	387,124	391,010	394,775	398,454	356,737
Short-term debt	-	-	7,000	-	-
Total capitalization and short-term debt	$1,111,212	$1,081,468	$1,061,176	$1,015,964	$936,166

(a) Reflects retrospective application of new accounting pronouncement related to debt issuance costs. See Footnote 19 of the
Notes to the Consolidated Financial Statements for additional information.
(b) Includes long-term debt due within one year, debt issuance costs, and unamortized discount.

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

•

Transmission investments, representing our equity investment in ATC and ATC Holdco, and

•

All other, which includes corporate operations and services.

Our principal subsidiary is MGE, which generates and distributes electric energy, distributes natural gas, and represents a majority portion of our assets, liabilities, revenues, and expenses. MGE generates and distributes electricity to approximately 149,000 customers in Dane County, Wisconsin, including the city of Madison, and purchases and distributes natural gas to approximately 154,000 customers in the Wisconsin counties of Columbia, Crawford, Dane, Iowa, Juneau, Monroe, and Vernon.

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

•

Other factors listed in Item 1A. Risk Factors.

For the year ended December 31, 2016, MGE Energy's earnings were $75.6 million or $2.18 per share compared to $71.3 million or $2.06 per share for the same period in the prior year. MGE's earnings for the year ended December 31, 2016, were $51.2 million compared to $45.4 million for the same period in the prior year.

MGE Energy's net income was derived from our business segments as follows:

(In millions)	Year Ended December 31,
Business Segment:	2016	2015	2014
Electric Utility	$40.6	$36.4	$41.4
Gas Utility	10.6	10.4	15.8
Nonregulated Energy	19.1	20.1	19.3
Transmission Investments	5.6	4.6	5.5
All Others	(0.3)	(0.2)	(1.7)
Net Income	$75.6	$71.3	$80.3

Our net income during 2016 compared to 2015 primarily reflects the effects of the following factors:

•

Electric net income increased due to a 5.4% increase in residential electric retail sales as the result of more favorable weather conditions in 2016 compared to 2015. Electric utility operations experienced an increase in operating and maintenance costs partially offsetting the increase in net income compared to the same period in the prior year.

•

Carrying costs incurred during construction of the Elm Road Units and WCCF were recognized by MGE Power Elm Road and MGE Power West Campus over the period allowed for recovery in rates. The recovery period ended in 2015, contributing to a reduction in nonregulated earnings in 2016. The reduction in earnings was partially offset by an increase in lease revenue.

•

Transmission investment income reflects our share of ATC's earnings. ATC's earnings for 2015 reflected a charge representing its estimate of its refund liability covering 2015, 2014, and a portion of 2013 associated with the return on equity complaint filed with FERC. See "Other Matters" below for additional information concerning ATC.

Our net income during 2015 compared to 2014 primarily reflects the effects of the following factors:

•

Electric net income decreased due to lower AFUDC and higher depreciation expense primarily related to the Columbia environmental project being placed in service in April (Unit 2) and July 2014 (Unit 1). In addition, there was a 0.3% decrease in electric retail sales in 2015 compared to 2014.

•

Gas net income decreased due to a 27.0% decrease in gas retail sales reflecting lower customer demand compared to the demand resulting from the extremely cold weather experienced in 2014. Heating degree days (a measure for determining the impact of weather during the heating season) decreased by 18.9% compared to 2014. The average temperature in January 2015 was 20.1 degrees compared to 11.5 degrees in 2014.

•

ATC's earnings for 2015 reflected a charge representing its estimate of its refund liability covering 2015, 2014, and a portion of 2013 associated with the return on equity complaint filed with FERC. See "Other Matters" below for additional information concerning ATC.

•

The increase in all other income primarily results from a decrease in voluntary contributions.

During 2016, the following events occurred:

2016 Rates: In July 2015, the PSCW approved MGE's request to extend the current accounting treatment for transmission related costs through 2016, conditioned upon MGE not filing a base rate case for 2016. This accounting treatment allows MGE to reflect any differential between transmission costs reflected in rates and actual costs incurred in its next rate case filing.

2016 Annual Fuel Proceeding: In August 2015, the PSCW approved a $0.00256/kWh fuel credit that began on September 1, 2015, and continued throughout 2016. The fuel credit established a mechanism to return $10.9 million of fuel savings to electric customers as a bill credit. MGE returned $8.3 million of electric fuel-related savings to customers through bill credits during the year ended December 31, 2016.

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

As of December 31, 2016, MGE has deferred $5.6 million of 2016 fuel savings that were in excess of the fuel savings included within the fuel credits referenced above. These costs will be subject to the PSCW's annual review of 2016 fuel costs, expected to be completed in 2017.

Loss of Industrial Customer: In November 2015, a large industrial customer announced its intention to relocate its operations out of state and to close its manufacturing facilities within our service territory. That closure is expected to occur in early 2017. For the years ended December 31, 2016 and 2015, this customer contributed approximately $3.4 million and $3.8 million, respectively, of pre-tax earnings. Our rate case filing for 2017 addressed the effects of the closure.

ATC Return on Equity: Several parties have filed complaints with the FERC seeking to reduce the base return on equity (ROE) used by MISO transmission owners, including ATC. In June 2016, an administrative law judge issued an initial decision regarding a second filed complaint for the period February 2015 through May 2015 that would reduce the transmission owners' base ROE to 9.7%. ATC recorded an estimated refund liability with respect to the administrative law judge's order, which was reflected within our share of ATC earnings. On September 28, 2016, FERC issued an order on the first complaint, for the period November 2013 through February 2015, reducing the base ROE to 10.32%. This base ROE also became effective September 28, 2016, and will apply to future periods until FERC rules in the second complaint, at which time the base ROE ordered by FERC in the second complaint will prospectively become the authorized base ROE. See "Other Matters" below for additional information concerning ATC.

During 2017, several items may affect us, including:

2017 Rate Case Filing: On December 15, 2016, the PSCW authorized MGE to decrease 2017 rates for retail electric customers by 0.8% or $3.3 million and to increase rates for retail gas customers by 1.9% or $3.1 million. The decrease in retail electric rates reflects declining fuel and purchased power costs. The increase in retail gas rates covers costs associated with MGE's natural gas system infrastructure improvements. The authorized return on common stock equity for 2017 is 9.8% on 57.2% common equity. The PSCW also approved MGE's request to extend the current accounting treatment for transmission related costs through 2018.

ATC Return on Equity: Several parties have filed complaints with the FERC seeking to reduce the ROE used by MISO transmission owners, including ATC. Any change to ATC's ROE could result in lower equity earnings and distributions from ATC in the future. We derived approximately 6.8% and 6.4% of our net income for the years ended December 31, 2016 and 2015, respectively, from our investment in ATC. See "Other Matters" below for additional information concerning ATC.

Environmental Initiatives: There are proposed legislation, rules, and initiatives involving matters related to air emissions, water effluent, hazardous materials, and greenhouse gases, all of which affect generation plant capital expenditures and operating costs as well as future operational planning. At present, it is unclear how the changes in the Presidential and EPA administration may affect pending or new legislative or rulemaking proposals or regulatory initiatives. Such legislation and rulemaking could significantly affect the costs of owning and operating fossil-fueled generating plants, such as Columbia and the Elm Road Units, from which we derive approximately 43% of our electric generating capacity as of December 31, 2016. We would expect to seek and receive recovery of any such costs in rates; however, it is difficult to estimate the amount of such costs due to the uncertainty as to the timing and form of the legislation and rules, and the scope and time of the recovery of costs in rates, which may lag the incurrence of those costs.

EPA's Clean Power Plan: In October 2015, the EPA finalized its Clean Power Plan (CPP) rule with an effective date of December 2015, setting guidelines and approval criteria for states to use in developing plans to control GHG emissions from existing fossil fuel-fired electric generating units (EGUs) and systems. Implementation of the rule is expected to have a direct impact on existing coal and natural gas fired generating units, including possible changes in dispatch and additional operating costs. Given the pending legal proceedings, the nature and timing of any final requirements is subject to uncertainty. If the rule remains substantially in its present form, it is expected to have a material impact on MGE.

Future Generation: During the first quarter of 2016, MGE entered into an agreement with WPL under which MGE may acquire up to 50 MW of capacity in a gas-fired generating plant to be constructed by WPL at its Riverside Energy Center in Beloit, Wisconsin, during the five-year period following the in-service date of the plant. The plant is expected to be completed by early 2020. MGE and WPL have negotiated an amendment to the existing Columbia joint operating agreement, effective January 1, 2017, under which MGE will reduce its obligation to pay certain capital expenditures (other than SCR-related expenditures) at Columbia prior to the expected in-service date of the Riverside gas-fired generating plant in exchange for a proportional reduction in MGE's ownership in Columbia. On January 1 of each year, beginning in 2017 and ending June 1, 2020, the ownership percentage will be adjusted, through a partial sale, based on the amount of capital expenditures foregone. During 2016, MGE accrued $14.8 million of 2016 capital expenditures that MGE has forgone as part of the ownership transfer agreement with WPL. As of December 31, 2016, MGE classified $14.8 million of Columbia assets as held-for-sale on the consolidated balance sheets. In January 2017, MGE reduced its ownership interest in Columbia from 22.0% to 20.4% through the partial sale of plant assets to WPL. By June 2020, MGE's ownership in Columbia is forecasted to be approximately 19%.

Saratoga Wind Farm: On February 21, 2017, MGE filed with the PSCW a letter notifying the commission of MGE's intent to seek approval to construct, own and operate a 66MW wind farm, consisting of 33 turbines, located near Saratoga, Iowa. MGE anticipates filing its formal application with the PSCW in March. If approved, construction of the project is expected to begin in early 2018, with an estimated capital cost of $107 million.

Financing Plans: In January 2017, MGE issued $40 million of new long-term unsecured debt carrying an interest rate of 3.76% per annum over its 35-year term. The proceeds of this debt financing were used to refinance the maturing $30 million medium-term notes and, assist with the financing of additional capital expenditures. The covenants of this debt are substantially consistent with MGE's existing unsecured long-term debt. In accordance with applicable accounting guidance, MGE has classified the $30 million of maturing medium-term notes as long-term debt on the consolidated balance sheets for 2016. MGE also plans to issue an additional $30 million of new long-term debt during 2017 to cover capital expenditures and other corporate obligations.

The following discussion is based on the business segments as discussed in Footnote 20 of the Notes to Consolidated Financial Statements.

Results of Operations

Year Ended December 31, 2016, Versus the Year Ended December 31, 2015

Electric Utility Operations - MGE Energy and MGE

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the years indicated:

	Revenues			Sales (kWh)
(In thousands, except cooling degree days)	2016	2015	% Change	2016	2015	% Change
Residential	$136,792	$135,201	1.2%	828,887	786,741	5.4%
Commercial	213,101	220,745	(3.5)%	1,866,035	1,831,251	1.9%
Industrial	17,589	20,283	(13.3)%	232,854	248,443	(6.3)%
Other-retail/municipal	35,559	38,824	(8.4)%	395,662	422,188	(6.3)%
Total retail	403,041	415,053	(2.9)%	3,323,438	3,288,623	1.1%
Sales to the market	6,135	2,154	N/A%	183,195	68,886	N/A%
Return of fuel savings	(423)	-	-%	-	-	-%
Adjustments to revenues	253	(4,679)	(105.4)%	-	-	-%
Total	$409,006	$412,528	(0.9)%	3,506,633	3,357,509	4.4%

Cooling degree days (normal 647)				780	666	17.1%

Electric operating revenues decreased $3.5 million or 0.9% during 2016, due to the following:

(In millions)
Deferral of fuel savings/fuel credit	$(21.5)
Volume	6.7
Adjustments to revenues	4.9
Sales to the market	4.0
Other	2.4
Total	$(3.5)

In July 2015, the PSCW authorized MGE to freeze 2016 rates at 2015 levels for retail electric customers.

•

Deferral of fuel savings/fuel credit. During 2016, customers received a fuel credit on their bill related to the fuel savings of $21.1 million, which decreased electric revenues when compared to 2015. This amount was partially offset by the 2016 deferred fuel rules monitored costs. In January 2016, the PSCW lowered MGE's 2016 fuel rules monitored costs as a result of continued lower projected fuel costs in 2016.

•

Volume. During 2016, there was a 5.4% increase in total residential sales volumes compared to the same period in the prior year driven by increased customer demand due, at least in part, to more favorable weather conditions, as evidenced by the higher number of cooling degree days.

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

•

Sales to the market. Sales to the market represent wholesale sales made to third parties who are not ultimate users of the electricity. These sales may include spot market transactions on the markets operated by MISO. These sales may also include bilateral sales to other utilities or power marketers. Generating units are dispatched by MISO based on cost considerations as well as reliability of the system. Sales to the market typically occur when MGE has more generation and purchases online than are needed for its own system demand. The excess electricity is then sold to others in the market. For 2016, market volumes increased compared to the same period in the prior year, reflecting increased opportunities for sales, and those sales were made at higher market prices. The revenue generated from these sales is included in fuel rules monitored costs. See fuel rules discussion in Footnote 16.b. of the Notes to Consolidated Financial Statements.

•

Other. During 2016, other items affecting electric operating revenues increased $2.4 million. MGE experienced an increase in residential and small commercial customers contributing to the increase in other electric revenue. Higher monthly on-peak sales also attributed to the increase.

Electric fuel and purchased power

Electric fuel and purchased power costs reflect an increase in internal generation volumes partially offset by a decrease in the volume of purchased power when compared to the prior year. Adjustments related to the regulatory recovery for fuel costs, known as fuel rules, decreased purchased power expense. These items are explained below.

Fuel for electric generation

The expense for fuel for internal electric generation increased $6.9 million during 2016 compared to 2015 due to the following:

(In millions)
Increase in volume	$10.5
Decrease in per-unit cost	(3.6)
Total	$6.9

This increase in expense reflects a 21.0% increase in internal generation volume delivered to the system primarily as a result of increased generation at WCCF based on market prices, partially offset by a 6.8% decrease in per-unit cost of internal electric generation, reflective of lower natural gas prices.

Purchased power

Purchased power expense decreased $24.9 million during 2016 compared to 2015 due to the following:

(In millions)
Decrease in volume	$(15.2)
Increase in per-unit cost	3.0
Change in fuel rule adjustments, net of recoveries	(12.7)
Total	$(24.9)

The decrease in expense (before fuel rules adjustments) reflects a 21.1% decrease in the volume of power purchased from third parties primarily as a result of the increased internal generation, partially offset by a 5.2% increase in the per-unit cost of purchased power.

Under fuel rules, MGE is required to defer electric fuel-related costs that fall outside a 2% cost tolerance band around the amount used in the most recent rate proceeding. Any fuel rules adjustments are reflected in purchased power expense.

Electric operating and maintenance expenses

Electric operating and maintenance expenses increased $2.5 million during 2016 compared to 2015. The following changes contributed to the net change:

(In millions)
Increased customer accounts costs	$0.9
Increased production costs	0.7
Increased distribution costs	0.5
Increased other costs	0.4
Total	$2.5

For 2016, increased customer accounts costs are primarily related to higher customer billing expenses.

Electric depreciation expense

Electric depreciation expense decreased $0.8 million for 2016, compared to the prior year. A new depreciation study approved by the PSCW, effective January 1, 2016, resulted in a decrease in expense.

Gas Utility Operations - MGE Energy and MGE

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class during each of the years indicated:

(In thousands, except HDD and average rate per therm of retail customer)	Revenues			Therms Delivered
	2016	2015	% Change	2016	2015	% Change
Residential	$81,014	$85,438	(5.2)%	91,791	92,970	(1.3)%
Commercial/Industrial	48,497	53,161	(8.8)%	86,641	88,489	(2.1)%
Total retail	129,511	138,599	(6.6)%	178,432	181,459	(1.7)%
Gas transportation	4,635	4,652	(0.4)%	72,922	75,572	(3.5)%
Other revenues	397	486	(18.3)%	-	-	-%
Total	$134,543	$143,737	(6.4)%	251,354	257,031	(2.2)%
Heating degree days (normal 7,083)				6,417	6,395	0.3%
Average rate per therm of retail customer	$0.726	$0.764	(5.0)%

Gas revenues decreased $9.2 million or 6.4% during 2016. These changes are related to the following factors:

(In millions)
Rate/PGA changes	$(5.6)
Volume	(3.5)
Transportation and other effects	(0.1)
Total	$(9.2)

•

Rate/PGA changes. MGE recovers the cost of natural gas in its gas segment through the purchased gas adjustment clause (PGA). Under the PGA, MGE is able to pass through to its gas customers the cost of gas. Changes in PGA recoveries affect revenues but do not impact net income.

The average retail rate per therm for 2016, decreased 5.0% compared to 2015, reflecting a $6.3 million decrease in natural gas commodity costs (recovered through the PGA), partially offset by an increase in fixed rate charges.

•

Volume. For 2016, retail gas deliveries decreased 1.7% compared to the prior year.

Cost of gas sold

For 2016, cost of gas sold decreased by $9.3 million, compared to the prior year. The cost per therm of natural gas decreased 10.3%, which resulted in $7.6 million of decreased expense. The volume of gas purchased decreased 2.2%, which resulted in $1.7 million of decreased expense.

Gas operating and maintenance expenses

Gas operating and maintenance expenses increased $1.0 million for 2016 compared to 2015. The following changes contributed to the net change.

(In millions)
Increased customer accounts costs	$0.8
Increased administrative and general costs	0.5
Decreased distribution costs	(0.3)
Total	$1.0

For 2016, increased customer accounts costs are due to higher customer billing expenses.

Gas depreciation expense

Gas depreciation expense increased $1.4 million for 2016, compared to the prior year. This increase is primarily driven by an increase in gas utility plant in-service in 2016 and a new depreciation study approved by the PSCW, effective January 1, 2016.

Nonregulated Energy Operations - MGE Energy and MGE

For 2016 and 2015, net income at the nonregulated energy operations segment was $19.1 million and $20.1 million, respectively. The nonregulated energy operations are conducted through MGE Energy's subsidiaries: MGE Power Elm Road (the Elm Road Units) and MGE Power West Campus (WCCF), which have been formed to own and lease electric generating capacity to assist MGE. Carrying costs incurred during construction of the Elm Road Units and WCCF were recognized by MGE Power Elm Road and MGE Power West Campus over the period allowed for recovery in rates. The recovery period ended in 2015, contributing to a reduction in nonregulated earnings in 2016. The reduction in earnings was partially offset by an increase in lease revenue.

Transmission Investment Operations - MGE Energy and MGE

Transmission investment other income

For 2016 and 2015, other income at the transmission investment segment was $8.4 million and $7.7 million, respectively. The transmission investment segment holds our interest in ATC and ATC Holdco, and its income reflects our equity in the earnings of ATC. ATC Holdco was formed in 2016. In the near term, it is expected that ATC Holdco will be pursuing transmission development opportunities that typically have long development and investment lead times before becoming operational. See Footnote 4.b. of the Notes to Consolidated Financial Statements and "Other Matters" below for additional information concerning the transmission investments and summarized financial information regarding ATC.

Consolidated Income Taxes - MGE Energy and MGE

MGE Energy's effective income tax rate for 2016 and 2015 was 36.0% and 36.7%, respectively. MGE's effective income tax rate for 2016 and 2015 was 35.9% and 36.7%, respectively. The decrease in the effective tax rate is due in part to a combination of individually insignificant fluctuations. See Footnote 12 of the Notes to Consolidated Financial Statements for details of effective income tax rates for continuing operations.

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

	Year Ended December 31,
(In millions)	2016	2015
MGE Power Elm Road	$14.8	$16.6
MGE Power West Campus	$7.2	$7.3
MGE Transco(a)	$1.4	$2.2

(a)

MGE Transco holds an ownership interest in ATC. In July 2016, MGE's ownership interest in MGE Transco declined below a majority, resulting in MGE Energy's investment in MGE Transco being deconsolidated from MGE's consolidated financial statements. See Footnote 8 of the Notes to Consolidated Financial Statements for further discussion of noncontrolling interest. In December 2016, MGE's ownership interest in MGE Transco was transferred to MGE Energy, see Footnote 4 of the Notes to Consolidated Financial Statements for additional information.

Results of Operations

Year Ended December 31, 2015, Versus the Year Ended December 31, 2014

Electric Utility Operations - MGE Energy and MGE

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the years indicated:

	Revenues			Sales (kWh)
(In thousands, except cooling degree days)	2015	2014	% Change	2015	2014	% Change
Residential	$135,201	$132,359	2.1%	786,741	807,265	(2.5)%
Commercial	220,745	210,141	5.0%	1,831,251	1,834,473	(0.2)%
Industrial	20,283	19,163	5.8%	248,443	246,267	0.9%
Other-retail/municipal	38,824	36,281	7.0%	422,188	409,737	3.0%
Total retail	415,053	397,944	4.3%	3,288,623	3,297,742	(0.3)%
Sales to the market	2,154	2,547	(15.4)%	68,886	68,727	0.2%
Other revenues	1,705	1,489	14.5%	-	-	-%
Adjustments to revenues	(6,384)	(7,131)	10.5%	-	-	-%
Total	$412,528	$394,849	4.5%	3,357,509	3,366,469	(0.3)%

Cooling degree days (normal 665)				666	620	7.4%

Electric operating revenues increased $17.7 million or 4.5% during 2015 compared to 2014 due to the following:

(In millions)
Rate changes	$14.4
Fuel credit	3.9
Adjustments to revenues	0.8
Other revenues	0.4
Volume	(1.4)
Sales to the market	(0.4)
Total	$17.7

•

Rate changes. Rates charged to retail customers for 2015 were $14.4 million or 3.6% higher than those charged during 2014.

In December 2014, the PSCW authorized MGE to increase 2015 rates for retail electric customers by $15.4 million or 3.8%.

•

Fuel Credit. During 2015 and 2014, customers received a fuel credit on their bill related to the fuel savings of $2.6 million and $6.5 million, respectively, which increased electric revenues when compared to 2014.

•

Adjustments to Revenue. The adjustments to revenues amount includes the elimination of carrying costs for the Elm Road Units and the WCCF that were collected in electric rates, which are recognized as nonregulated energy operating revenues in our Nonregulated Energy Operations segment.

•

Volume. During 2015, there was a 0.3% decrease in total retail sales volumes compared to 2014 primarily driven by lower use per residential customer.

•

Sales to the market. Sales to the market represent wholesale sales made to third parties who are not ultimate users of the electricity. These sales may include spot market transactions on the markets operated by MISO. These sales may also include bilateral sales to other utilities or power marketers. Generating units are dispatched by MISO based on cost considerations as well as reliability of the system. Sales to the market typically occur when MGE has more generation and purchases online than are needed for its own system demand. The excess electricity is then sold to others in the market. For 2015, market volumes increased compared to 2014, reflecting increased opportunities for sales. In addition, market settlement resulted in lower revenue per kWh for 2015, reflecting lower market prices. The revenue generated from these sales is included in fuel rules monitored costs. See fuel rules discussion in Footnote 16.b. of the Notes to Consolidated Financial Statements.

Electric fuel and purchased power

Electric fuel and purchased power costs reflect an increase in internal generation volumes during 2015 partially offset by a decrease in the volume of purchased power when compared to 2014. Adjustments related to the regulatory recovery for fuel costs, known as fuel rules, increased purchased power expense. These items are explained below.

Fuel for electric generation

The expense for fuel for internal electric generation increased $11.0 million during 2015 compared to 2014 due to the following:

(In millions)
Increase in per-unit cost	$5.8
Increase in volume	5.2
Total	$11.0

This increase in expense reflects a 13.6% increase in per-unit cost of internal electric generation primarily at Columbia and a 10.7% increase in internal generated volume delivered to the system.

Purchased power

Purchased power expense increased $8.0 million during 2015 compared to 2014 due to the following:

(In millions)
Decrease in volume	$(11.0)
Decrease in per-unit cost	(2.8)
Change in fuel rule adjustments, net of recoveries	21.8
Total	$8.0

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

Electric operating and maintenance expenses

Electric operating and maintenance expenses increased $4.0 million during 2015 compared to 2014. The following changes contributed to the net change:

(In millions)
Increased transmission costs	$3.3
Increased administrative and general costs	1.6
Increased customer service costs	0.5
Increased production costs	0.1
Decreased customer accounts costs	(1.5)
Total	$4.0

For 2015, increased transmission costs are primarily related to an increase in transmission reliability enhancements. In addition, increased administrative and general costs are primarily due to increased pension and other postretirement benefits costs predominantly driven by a reduction in the discount rate, which has the effect of increasing the related costs. Decreased customer account costs are primarily related to lower uncollectible accounts receivable.

Electric depreciation expense

Electric depreciation expense increased $3.0 million for 2015 compared to 2014. This increase is primarily related to the completion of the Columbia environmental project. The systems and equipment for Unit 2 and Unit 1 were placed into service in April 2014 and July 2014, respectively.

Other Electric Income

Other electric income decreased $2.4 million, primarily due to AFUDC equity related to the completion of the Columbia environmental project. Unit 2 and Unit 1 were placed into service in April and July 2014, respectively.

Gas Utility Operations - MGE Energy and MGE

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class during each of the years indicated:

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

Gas revenues decreased $78.0 million or 35.2% for 2015 compared to 2014. These changes are related to the following factors:

(In millions)
Volume	$(58.8)
Rate/PGA changes	(20.5)
Transportation and other effects	1.3
Total	$(78.0)

•

Volume. For 2015, retail gas deliveries decreased 27.0% compared to 2014, as a result of extremely cold weather experienced in the first quarter of 2014. The decrease was also attributable to a large commercial customer's decision to purchase gas from a third party supplier and to use MGE's facilities for the transport of that gas. While the shift affects revenues, the impact to gas income of this shift is not material as we do not earn margin on the natural gas commodity cost billed to customers.

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

The average retail rate per therm for 2015 decreased 12.8% compared to 2014, reflecting a $28.7 million decrease in natural gas commodity costs (PGA) offset by an $8.2 million increase (comprised of a decrease in variable rate costs offset by an increase in fixed rate charges) related to rate design changes. As noted previously, as a result of the rate design changes, revenues in the first and fourth quarters, when usage is higher, were lower than in past years; and revenues in the second and third quarters, when usage is lower, were higher than in past years.

•

Transportation and other effects. During 2015, transportation and other effects increased $1.3 million primarily attributable to a large commercial customer's decision to purchase gas from a third party supplier and to use MGE's facilities for the transport of that gas. The impact to gas income of this shift is not material.

Cost of gas sold

For 2015, cost of gas sold decreased by $67.5 million compared to 2014. The volume of gas purchased decreased 26.8%, which resulted in $38.5 million of decreased expense. The cost per therm of natural gas decreased 27.6%, which resulted in $29.0 million of decreased expense.

Gas operating and maintenance expenses

Gas operating and maintenance expenses decreased $1.2 million for 2015 compared to 2014. The following changes contributed to the net change.

(In millions)
Decreased customer service costs	$(1.0)
Decreased customer accounts costs	(0.9)
Increased administrative and general costs	0.7
Total	$(1.2)

For 2015, decreased customer service costs are due to lower Focus on Energy payments, Wisconsin's statewide energy efficiency and renewable resource program to promote energy efficiency on customer's premises. Decreased customer accounts costs are due to lower uncollectible accounts receivable. Increased administrative and general costs are primarily due to increased pension and other postretirement benefit costs predominantly driven by a reduction in the discount rate.

Nonregulated Energy Operations - MGE Energy and MGE

For 2015 and 2014, net income at the nonregulated energy operations segment was $20.1 million and $19.3 million, respectively. The nonregulated energy operations are conducted through MGE Energy's subsidiaries: MGE Power Elm Road (the Elm Road Units) and MGE Power West Campus (WCCF), which have been formed to own and lease electric generating capacity to assist MGE.

Transmission Investment Operations - MGE Energy and MGE

Transmission investment other income

For 2015 and 2014, other income at the transmission investment segment was $7.7 million and $9.2 million, respectively. The transmission investment segment holds our interest in ATC, and its income reflects our equity in the earnings of ATC. See Footnote 4.b. of the Notes to Consolidated Financial Statements and "Other Matters" below for additional information concerning ATC and summarized financial information regarding ATC.

All Other Operations - MGE Energy and MGE

Other income

The increase in all other income primarily results from a decrease in voluntary contributions.

Consolidated Income Taxes - MGE Energy and MGE

Both MGE Energy's and MGE's effective income tax rate for 2015 and 2014, was 36.7% and 37.5%, respectively. The decrease in the effective tax rate is due in part to a higher estimated domestic manufacturing deduction, offset by lower AFUDC equity earnings in 2015. See Footnote 12 of the Notes to Consolidated Financial Statements for details of effective income tax rates for continuing operations.

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

	Year Ended December 31,
(In millions)	2015	2014
MGE Power Elm Road	$16.6	$16.2
MGE Power West Campus	$7.3	$7.7
MGE Transco	$2.2	$2.4

Liquidity and Capital Resources

MGE Energy and MGE have adequate liquidity to fund operations and capital expenditures over the next twelve months. Available resources include cash and cash equivalents, operating cash flows, liquid assets, borrowing capacity under revolving credit facilities, and access to equity and debt capital markets.

Cash Flows

The following summarizes cash flows for MGE Energy and MGE during 2016, 2015, and 2014:

	MGE Energy			MGE
(In thousands)	2016	2015	2014	2016	2015	2014
Cash provided by/(used for):
Operating activities	$147,513	$141,185	$128,762	$146,501	$148,460	$128,538
Investing activities	(86,826)	(73,313)	(96,158)	(85,648)	(72,920)	(95,597)
Financing activities	(46,112)	(52,243)	(35,662)	(76,845)	(53,342)	(43,187)

Cash Provided by Operating Activities

MGE Energy

MGE Energy's consolidated net cash provided by operating activities is derived mainly from the electric and gas operations of its principal subsidiary, MGE.

2016 vs. 2015

Cash provided by operating activities for 2016 was $147.5 million, an increase of $6.3 million when compared to the prior year.

MGE Energy's net income increased $4.2 million for 2016 when compared to the prior year.

In both 2016 and 2015, MGE received a $10.0 million refund from the IRS for the 2015 and 2014 tax years, respectively. Excluding the 2016 and 2015 refund, MGE Energy's federal and state taxes paid decreased $1.8 million during 2016, when compared to the prior year.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $5.2 million in cash provided by operating activities for 2016, primarily due to increased accounts payable, decreased inventories, and decreased receivable margin, partially offset by increased unbilled revenues, increased receivables, and decreased current liabilities. The decrease in current liabilities includes a fuel credit, approved in August 2015, of $8.3 million that customers received on their bill throughout 2016 and a one-time fuel credit, approved in July 2016, of $15.5 million that customers received on their bill in September 2016.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $5.0 million in cash provided by operating activities for 2015, primarily due to decreased receivables and decreased unbilled revenues, partially offset by increased inventories, decreased accounts payable, and decreased current liabilities. The decrease in current liabilities includes a fuel credit of $2.6 million that customers received on their bill in the period September through December 2015 related to the 2015 fuel savings and $11.4 million of deferred fuel related cost savings to be returned to customers.

2015 vs. 2014

Cash provided by operating activities for 2015 was $141.2 million, an increase of $12.4 million when compared to 2014.

MGE Energy's net income decreased $9.0 million for 2015 when compared to 2014.

In 2015, MGE received a $10.0 million refund from the IRS for the 2014 tax year. Excluding the 2015 refund, MGE Energy's federal and state taxes paid increased $4.7 million during 2015 when compared to 2014. In December 2014, bonus depreciation was extended for 2014. Tax payments were made earlier in 2014 before the additional depreciation deduction was known.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $5.0 million in cash provided by operating activities for 2015, primarily due to decreased receivables and decreased unbilled revenues, partially offset by increased inventories, decreased accounts payable, and decreased current liabilities. The decrease in current liabilities includes a fuel credit of $2.6 million that customers received on their bill in the period September through December 2015 related to the 2015 fuel savings and $11.4 million of deferred fuel related cost savings to be returned to customers.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $14.8 million in cash used for operating activities for 2014, primarily due to increased gas inventories, increased other current assets, and decreased current liabilities, partially offset by increased accounts payable. The decrease in current liabilities includes a fuel credit of $6.5 million that customers received on their bill in October 2014 related to the 2013 fuel savings.

An increase in pension contribution resulted in an additional $10.4 million in cash used for operating activities for 2015 when compared to 2014. Pension contributions reflect amounts required by law and discretionary amounts. See Footnote 13 of the Notes to Consolidated Financial Statements for further discussion of MGE Energy's pension and other postretirement benefits.

MGE

2016 vs. 2015

Cash provided by operating activities for 2016 was $146.5 million, a decrease of $2.0 million when compared to the prior year.

Net income increased $3.1 million for 2016, when compared to the prior year.

In both 2016 and 2015, MGE received a $10.0 million refund from the IRS for the 2015 and 2014 tax years, respectively. Excluding the 2016 and 2015 refund, MGE's federal and state taxes paid to MGE Energy increased $4.2 million during 2016, when compared to the prior year.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $7.4 million in cash provided by operating activities for 2016, primarily due to increased accounts payable, decreased inventories, and decreased receivable margin, partially offset by increased receivables, increased unbilled revenues, and decreased current liabilities. The decrease in current liabilities includes a fuel credit, that was approved in August 2015, of $8.3 million that customers received on their bill throughout 2016 and $15.5 million of deferred fuel related cost savings to be returned to customers.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $14.0 million in cash provided by operating activities for 2015, primarily due to decreased receivables and decreased unbilled revenues, partially offset by increased gas inventories, decreased accounts payable, and decreased other current liabilities. The decrease in current liabilities includes a fuel credit of $2.6 million that customers received on their bill in the period September through December 2015 related to the 2015 fuel savings and $11.4 million of deferred fuel related cost savings to be returned to customers.

2015 vs. 2014

Cash provided by operating activities for 2015 was $148.5 million, an increase of $19.9 million when compared to 2014.

Net income decreased $10.5 million for 2015 when compared to 2014.

In 2015, MGE received a $10.0 million refund from the IRS for the 2014 tax year. Excluding the 2015 refund, MGE's federal and state taxes paid to MGE Energy decreased $3.3 million during 2015, when compared to the prior year. In December 2014, bonus depreciation was extended for 2014. Tax payments were made earlier in 2014 before the additional depreciation deduction was known.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $14.0 million in cash provided by operating activities for 2015, primarily due to decreased receivables and decreased unbilled revenues, partially offset by increased gas inventories, decreased accounts payable, and decreased other current liabilities. The decrease in current liabilities includes a fuel credit of $2.6 million that customers received on their bill in the period September through December 2015 related to the 2015 fuel savings and $11.4 million of deferred fuel related cost savings to be returned to customers.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $20.9 million in cash used for operating activities for 2014, primarily due to increased gas inventories, increased receivables, and decreased current liabilities, partially offset by increased accounts payable. The decrease in current liabilities includes a fuel credit of $6.5 million that customers received on their bill in October 2014 related to the 2013 fuel savings.

An increase in pension contribution resulted in an additional $10.4 million in cash used for operating activities for 2015 when compared to 2014. These contributions reflect amounts required by law and discretionary amounts. See Footnote 13 of the Notes to Consolidated Financial Statements for further discussion of MGE's pension and other postretirement benefits.

Capital Requirements and Investing Activities

MGE Energy

2016 vs. 2015

MGE Energy's cash used for investing activities increased $13.5 million for 2016 when compared to the prior year.

Capital expenditures for 2016 were $83.7 million. This amount represents an increase of $11.6 million from the expenditures made in the prior year. This increase primarily reflects increased expenditures on electric and gas distribution assets.

There was a $1.9 million increase in the capital contributions to investments for 2016 when compared to the prior year.

2015 vs. 2014

MGE Energy's cash used for investing activities decreased $22.8 million for 2015 when compared to 2014.

Capital expenditures for 2015 were $72.0 million. This amount represents a decrease of $20.6 million from the expenditures made in 2014. The decrease primarily reflects $16.2 million of lower expenditures on the Columbia environmental project in 2015 versus 2014 and decreased expenditures in electric and gas distribution assets.

MGE

2016 vs. 2015

MGE's cash used for investing activities increased $12.7 million for 2016 when compared to the prior year.

Capital expenditures for 2016 were $83.7 million. This amount represents an increase of $11.6 million from the expenditures made in the prior year. This increase primarily reflects increased expenditures on electric and gas distribution assets.

There was a $0.9 million increase in the capital contributions to investments for 2016 when compared to the prior year.

2015 vs. 2014

MGE's cash used for investing activities decreased $22.7 million for 2015 when compared to 2014.

Capital expenditures for 2015 were $72.0 million. This amount represents a decrease of $20.6 million from the expenditures made in 2014. The decrease primarily reflects $16.2 million of lower expenditures on the Columbia environmental project in 2015 versus 2014 and decreased expenditures in electric and gas distribution assets.

Capital expenditures

The following table shows MGE Energy's actual capital expenditures for both 2016 and 2015, forecasted capital expenditures for 2017, and annual average forecasted capital expenditures for the years 2018 through 2020:

	Actual		Forecasted
(In thousands)				(Annual Average)
For the years ended December 31,	2015	2016	2017	2018-2020
Electric	$49,370	$50,699	$72,603	$78,768
Gas	18,787	29,136	34,197	35,475
Utility plant total	68,157	79,835	106,800	114,243
Nonregulated	3,873	3,824	7,362	4,959
MGE Energy total	$72,030	$83,659	$114,162	$119,202

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

MGE Energy used funds received as dividend payments from MGE Power West Campus and MGE Power Elm Road, internally generated cash, and short-term external financing to meet its 2016 capital requirements and cash obligations, including dividend payments. External financing included short-term financing under existing lines of credit.

Financing Activities

MGE Energy

2016 vs. 2015

Cash used for MGE Energy's financing activities was $46.1 million for 2016, compared to $52.2 million of cash used for 2015.

For 2016, cash dividends paid were $41.8 million compared to $40.0 million in the prior year. This increase was a result of a higher dividend per share ($1.21 vs. $1.16).

For 2015, net short-term debt repayments were $7.0 million. There were no short-term debt repayments for 2016.

2015 vs. 2014

Cash used for MGE Energy's financing activities was $52.2 million for 2015, compared to $35.7 million of cash used for 2014.

For 2015, cash dividends paid were $40.0 million compared to $38.4 million in 2014. This increase was a result of a higher dividend per share ($1.16 vs. $1.11).

For 2015, net short-term debt repayments were $7.0 million. There were no short-term debt repayments for 2014.

MGE

2016 vs. 2015

During 2016, cash used for MGE's financing activities was $76.8 million, compared to $53.3 million of cash used for MGE's financing activities in the prior year.

Cash dividends paid from MGE to MGE Energy were $50.0 million for 2016, compared to $30.0 million in the prior year.

Distributions to parent from noncontrolling interest, which represent distributions from MGE Power Elm Road and MGE Power West Campus, were $24.1 million for 2016, compared to $14.7 million in the prior year.

For 2015, net short-term debt repayments were $7.0 million. There were no short-term debt repayments for 2016.

2015 vs. 2014

During 2015, cash used for MGE's financing activities was $53.3 million, compared to $43.2 million of cash used for MGE's financing activities in 2014.

Cash dividends paid from MGE to MGE Energy were $30.0 million for 2015, compared to $26.5 million in 2014.

Distributions to parent from noncontrolling interest, which represent distributions from MGE Power Elm Road and MGE Power West Campus, were $14.7 million for 2015, compared to $21.4 million in 2014.

For 2015, net short-term debt repayments were $7.0 million. There were no short-term debt repayments for 2014.

Dividend Restrictions

Dividend payments by MGE to MGE Energy are subject to restrictions arising under a PSCW rate order and, to a lesser degree, MGE's first mortgage bonds. The PSCW order restricts any dividends, above the PSCW authorized amount of $43 million, that MGE may pay MGE Energy if its common equity ratio, calculated in the manner used in the rate proceeding, is less than 55%. MGE's thirteen month rolling average common equity ratio at December 31, 2016, is 60.2%, as determined under the calculation used in the rate proceeding. This restriction did not impact MGE's payment of dividends in 2016. Cash dividends of $50.0 million and $30.0 million were paid by MGE to MGE Energy in 2016 and 2015, respectively. In 2016, MGE also transferred its ownership interest in MGE Transco to MGE Energy in the form of a dividend in kind of $15.8 million. The rate proceeding calculation includes as indebtedness imputed amounts for MGE's outstanding purchase power capacity payments and other PSCW adjustments, but does not include the indebtedness associated with MGE Power Elm Road and MGE Power West Campus, which are consolidated into MGE's financial statements but are not direct obligations of MGE.

MGE has covenanted with the holders of its first mortgage bonds not to declare or pay any dividend or make any other distribution on or purchase any shares of its common stock unless, after giving effect thereto, the aggregate amount of all such dividends and distributions and all amounts applied to such purchases, after December 31, 1945, shall not exceed the earned surplus (retained earnings) accumulated subsequent to December 31, 1945. As of December 31, 2016, approximately $338.5 million was available for the payment of dividends under this covenant.

Credit Facilities

At December 31, 2016, MGE Energy and MGE had the following aggregate bank commitments and available capacity under their credit agreements:

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

The agreements require the borrower to maintain a ratio of consolidated debt to consolidated total capitalization not to exceed a maximum of 65%. The ratio calculation excludes assets, liabilities, revenues, and expenses included in MGE's financial statements as a result of the consolidation of VIEs, such as MGE Power Elm Road and MGE Power West Campus. At December 31, 2016, the ratio of consolidated debt to consolidated total capitalization for each of MGE Energy and MGE, as calculated under the credit agreements' covenant, were 34.8% and 36.5%, respectively. See Footnote 10 of the Notes to Consolidated Financial Statements for additional information regarding the credit facilities.

Capitalization Ratios

MGE Energy's capitalization ratios were as follows:

	MGE Energy
	2016	2015
Common shareholders' equity	65.2%	63.8%
Long-term debt*	34.8%	36.2%
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

Contractual Obligations and Commercial Commitments for MGE Energy and MGE

MGE Energy's and MGE's contractual obligations as of December 31, 2016, representing cash obligations that are considered to be firm commitments, are as follows:

		Payment Due Within:			Due After
(In thousands)	Total	1 Year	2-3 Years	4-5 Years	5 Years
MGE Energy
Long-term debt(a)	$391,242	$4,358	$29,005	$24,430	$333,449
Repurchase-to-maturity transactions - loans(b)	3,895	559	1,215	1,000	1,121
Interest expense(c)	258,164	17,659	33,052	30,803	176,650
Operating leases(d)	11,339	1,331	1,400	588	8,020
Purchase obligations(e)	444,792	122,846	142,872	89,512	89,562
Other obligations(f)	30,445	20,569	2,835	1,395	5,646
Total MGE Energy contractual obligations	$1,139,877	$167,322	$210,379	$147,728	$614,448

MGE
Long-term debt(a)	$391,242	$4,358	$29,005	$24,430	$333,449
Repurchase-to-maturity transactions - loans(b)	3,895	559	1,215	1,000	1,121
Interest expense(c)	258,164	17,659	33,052	30,803	176,650
Operating leases(d)	11,339	1,331	1,400	588	8,020
Purchase obligations(e)	444,792	122,846	142,872	89,512	89,562
Other obligations(f)	18,613	8,737	2,835	1,395	5,646
Total MGE contractual obligations	$1,128,045	$155,490	$210,379	$147,728	$614,448

(a)

Long-term debt consisting of secured first mortgage bonds, unsecured medium-term notes, and Industrial Development Revenue Bonds issued by MGE, and private placement debt issued by MGE, MGE Power Elm Road, and MGE Power West Campus.

(b)

Chattel paper agreements. See Footnote 1.g. of the Notes to Consolidated Financial Statements.

(c)

Amount represents interest expense on long-term debt. See Footnote 9 of the Notes to Consolidated Financial Statements for further discussion of the long-term debt outstanding at December 31, 2016.

(d)

Operating leases. See Footnote 17.b. of the Notes to Consolidated Financial Statements.

(e)

Purchase obligations for MGE Energy and MGE consist primarily of the purchase of electricity and natural gas, electric transmission, natural gas storage capacity, natural gas pipeline transportation, and the purchase and transport of coal. See Footnote 17.a. of the Notes to Consolidated Financial Statements.

(f)

Other obligations are primarily related to investment commitments, easements, environmental projects, fuel credit, and uncertain tax positions.

The above amounts do not include any contributions for MGE's pension and postretirement plans. Voluntary contributions to the qualified plans for 2017 were $6.0 million, which were paid in January 2017. MGE does not expect to make contributions to the plans for 2018. The contributions for years after 2018 are not yet currently estimated. Due to uncertainties in the future economic performance of plan assets, discount rates, and other key assumptions, estimated contributions are subject to change. MGE may also elect to make additional discretionary contributions to the plans.

The above amounts do not include future capital calls by ATC and ATC Holdco. On January 31, 2017, MGE Transco made a $1.4 million capital contribution to ATC, and on January 10, 2017, MGEE Transco made a $0.2 million capital contribution to ATC Holdco. The amount and timing of future capital calls is uncertain and primarily dependent on the operations and expansion of ATC and ATC Holdco.

MGE Energy's and MGE's commercial commitments as of December 31, 2016, representing commitments triggered by future events and including financing arrangements to secure obligations of MGE Energy and MGE, are as follows:

		Expiration Within:			Due After
(In thousands)	Total	1 Year	2-3 Years	4-5 Years	5 Years
MGE Energy
Available lines of credit(a)	$150,000	$-	$-	$150,000	$-

MGE
Available lines of credit(b)	$100,000	$-	$-	$100,000	$-

(a)

Amount includes the facility discussed in (b) plus an additional line of credit. MGE Energy has available at any time a $50 million committed revolving credit agreement, expiring in June 2020. At December 31, 2016, MGE Energy had no borrowings outstanding under this credit facility.

(b)

Amount includes two committed revolving credit agreements totaling $100 million expiring in June 2020. These credit facilities are used to support commercial paper issuances. At December 31, 2016, MGE had no borrowings outstanding under these facilities, and MGE had no commercial paper outstanding.

Other Matters

ATC

In 2013, several parties filed the first complaint with the FERC seeking to reduce the base return on equity (ROE) used by MISO transmission owners, including ATC, "due to changes in the capital markets." The complaint alleged that the MISO ROE should not exceed 9.15%, the equity components of hypothetical capital structures should be restricted to 50%, and the relevant incentive ROE adders should be discontinued. At the time, MISO's base ROE was 12.38% and ATC's base ROE was 12.2%. In February 2015, a second complaint was filed for the period February 2015 through May 2015 with the FERC requesting a reduction in the base ROE used by MISO transmission owners, including ATC, to 8.67%, with a refund effective date retroactive to the filing date of the complaint. In June 2016, an administrative law judge issued an initial decision for the second complaint that would reduce the transmission owner's base ROE to 9.7%. The initial decision will be reviewed by FERC. It is anticipated FERC will issue an order on this issue by mid-2017. On September 28, 2016, FERC issued an order on the first complaint, for the period November 2013 through February 2015, reducing the base ROE to 10.32%. This base ROE also became effective September 28, 2016, and will apply to future periods until FERC rules in the second complaint, at which time the base ROE ordered by FERC in the second complaint will prospectively become the authorized base ROE.

In January 2015, FERC accepted the transmission owner's request for a 50 basis-point incentive ROE adder for participating in MISO. The adder became effective January 6, 2015, subject to refund, and FERC accepted the transmission owner's request to defer collection of the adder pending the outcome of the first ROE complaint proceeding.

Any change to ATC's ROE could result in lower equity earnings and distributions from ATC in the future. Our share of ATC's earnings reflects a pre-tax charge of $1.9 million and $2.3 million for 2016 and 2015, respectively, recorded by ATC for this matter representing its estimate of its refund liability. We derived approximately 6.8% and 6.4% of our net income for 2016 and 2015, respectively, from our investment in ATC.

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

•

Assumed return on assets. This assumption represents the rate of return on plan assets reflecting the average rate of earnings expected on the funds invested (or to be invested) to provide for the benefits included in the projected benefit obligation. For 2016, MGE used an assumed return on assets of 7.65% for pension and 6.96% for other postretirement benefits. In 2017, the pension asset assumption will decrease from 7.65% to 7.40%. MGE will decrease the postretirement benefit assumption from 6.96% to 6.78% in 2017. The annual expected rate of return is based on projected long-term equity and bond returns, maturities and asset allocations. Holding other assumptions constant, for every 1% reduction in the expected rate of return on plan assets, annual pension and other postretirement cost would increase by approximately $3.3 million, before taxes.

•

Discount rate. The discount rate represents the rate at which pension obligations could effectively be settled on a present-value basis. MGE uses high-grade bond yields as a benchmark for determining the appropriate discount rate. At December 31, 2015, MGE refined its methodology for using discount rates to measure the components of net periodic benefit cost. The refined methodology uses individual spot rates, instead of a weighted average of the yield curve spot rates, for measuring the service cost and interest cost components. Holding other assumptions constant, a 0.5% reduction in the discount rate on the obligation balance at December 31, 2016, would increase annual pension and other postretirement cost by approximately $2.8 million, before taxes.

•

Medical trend assumptions. The health care cost trend rate is the assumed rate of increase in per-capita health care charges.

•

Mortality rate assumption. Expected mortality rates are used in the valuation to determine the expected duration of future benefit payments to the plan participants. In 2016, the Society of Actuaries released new mortality tables and projection scales. At December 31, 2016, the Company adopted a modified version of these tables that were developed by a third party actuary.

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

Accounting for Derivative Instruments

MGE accounts for derivative financial instruments, except those qualifying for the normal purchase normal sale exception, at their fair value on the balance sheet. Fair value is determined using current quoted market prices, except for the PPA, which is valued utilizing an internally-developed pricing model. This model includes observable and unobservable inputs.

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

Adoption of Accounting Principles and Recently Issued Accounting Pronouncements - MGE Energy and MGE

See Footnote 19 of the Notes to Consolidated Financial Statements for discussion of new accounting pronouncements.

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

MGE's electric fuel costs are subject to fuel rules established by the PSCW. The fuel rules require the PSCW and Wisconsin utilities to defer electric fuel-related costs that fall outside a symmetrical cost tolerance band. Any over/under recovery of the actual costs in a year is determined in the following year and is then reflected in future billings to electric retail customers. Under the electric fuel rules, MGE is required to defer the benefit of lower costs if the actual electric fuel costs fall outside the lower end of the range and is required to defer costs, less any excess revenues, if the actual electric fuel costs exceed the upper end of the range. Excess revenues are defined as revenues in the year in question that provide MGE with a greater return on common equity than authorized by the PSCW in MGE's latest rate order. The range is defined by the PSCW and has been modified throughout the years based on market conditions and other relevant factors. Currently, MGE is subject to a plus or minus 2% range. MGE assumes the risks and benefits of variances that are within the cost tolerance band. For 2017, fuel and purchased power costs included in MGE's base fuel rates are $101.9 million. See Footnote 16 of the Notes to Consolidated Financial Statements for additional information.

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

MGE has financial gas and electric commodity contracts to hedge commodity price risk in the gas and electric utility segments. These contracts are primarily comprised of exchange-traded option and future contracts. MGE also holds FTRs, which are used to hedge the risk of increased transmission congestion charges. At December 31, 2016, the fair value of these instruments exceeded their cost basis by $1.3 million. Under the PGA clause and electric fuel rules, MGE may include in the costs of fuel (natural gas or power) the costs and benefits of the aforementioned fuel price risk management tools. Because these costs/benefits are recoverable, the related unrealized loss/gain has been deferred on the consolidated balance sheets as a regulatory asset/liability.

MGE has also entered into a purchased power agreement that provides MGE with firm capacity and energy that began on June 1, 2012, and ends on May 31, 2022 (the "base term"). The agreement also allows MGE an option to extend the contract after the base term. The agreement is considered a derivative contract and is recognized at its fair value on the consolidated balance sheet. However, the derivative qualifies for regulatory deferral and is recognized with a corresponding regulatory asset or liability depending on whether the fair value is in a loss or gain position. The fair value of the contract at December 31, 2016, reflects a loss position of $50.6 million.

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

Equity Price Risk - Pension-Related Assets

MGE currently funds its liabilities related to employee benefits through trust funds. These funds, which include investments in debt and equity securities, are managed by various investment managers. Changes in market value of these investments can have an impact on the future expenses related to these liabilities. Holding other assumptions constant, for every 1% reduction in the expected rate of return on plan assets, annual pension and other postretirement cost would increase by approximately $3.3 million, before taxes. MGE's risk of expense and annuity payments, as a result of changes in the market value of the trust funds, is mitigated in part through future rate actions by the PSCW. The value of employee benefit plans trusts' assets have increased in value by approximately 8.36% and 1.39% during the years ended December 31, 2016, and 2015, respectively.

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

Additionally, if a counterparty were to default and MGE were to liquidate all contracts with that entity, MGE's credit loss would include the loss in value of mark-to-market contracts; the amount owed for settled transactions; and additional payments, if any, to settle unrealized losses on accrual contracts. As of December 31, 2016, no counterparties have defaulted.

MGE is obligated to provide service to all electric and gas customers within its respective franchised territories. MGE's franchised electric territory includes a 316 square-mile area in Dane County, Wisconsin, and MGE's franchised gas territory includes a service area covering 1,682 square miles in Wisconsin. Based on results for December 31, 2016, no one customer constituted more than 10% of total operating revenues for MGE Energy and MGE. Credit risk for electric and gas is managed by MGE's credit and collection policies, which are consistent with state regulatory requirements.

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

Item 8. Financial Statements and Supplementary Data.

MGE Energy

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in the Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of MGE Energy's internal control over financial reporting as of December 31, 2016, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

February 24, 2017

MGE

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in the Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

February 24, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of MGE Energy, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of MGE Energy, Inc. and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

February 24, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Madison Gas and Electric Company:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Madison Gas and Electric Company and its subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

February 24, 2017

MGE Energy, Inc.
Consolidated Statements of Income
(In thousands, except per share amounts)

	For the Years Ended December 31,
	2016	2015	2014
Operating Revenues:
Electric revenues	$410,202	$420,291	$398,132
Gas revenues	134,543	143,737	221,720
Total Operating Revenues	544,745	564,028	619,852

Operating Expenses:
Fuel for electric generation	60,736	53,858	42,828
Purchased power	56,313	81,224	73,232
Cost of gas sold	66,771	76,109	143,644
Other operations and maintenance	167,989	164,478	161,703
Depreciation and amortization	44,646	44,225	40,695
Other general taxes	20,062	19,879	19,652
Total Operating Expenses	416,517	439,773	481,754
Operating Income	128,228	124,255	138,098

Other income, net	9,711	8,613	10,079
Interest expense, net	(19,866)	(20,162)	(19,673)
Income before income taxes	118,073	112,706	128,504
Income tax provision	(42,513)	(41,363)	(48,185)
Net Income	$75,560	$71,343	$80,319

Earnings Per Share of Common Stock
(basic and diluted)	$2.18	$2.06	$2.32

Dividends per share of common stock	$1.21	$1.16	$1.11

Weighted Average Shares Outstanding
(basic and diluted)	34,668	34,668	34,668

The accompanying notes are an integral part of the above consolidated financial statements.

MGE Energy, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)

	For the Years Ended December 31,
	2016	2015	2014
Net Income	$75,560	$71,343	$80,319
Other comprehensive income, net of tax:
Unrealized (loss) gain on available-for-sale securities, net of
tax ($104, $67, and ($54))	(155)	(101)	81
Comprehensive Income	$75,405	$71,242	$80,400

The accompanying notes are an integral part of the above consolidated financial statements.

MGE Energy, Inc.
Consolidated Statements of Cash Flows
(In thousands)
	For the Years Ended December 31,
	2016	2015	2014
Operating Activities:
Net income	$75,560	$71,343	$80,319
Items not affecting cash:
Depreciation and amortization	44,646	44,225	40,695
Deferred income taxes	22,421	21,927	49,884
Provision for doubtful receivables	1,196	596	1,898
Employee benefit plan expenses	295	3,333	(1,080)
Equity earnings in ATC	(8,428)	(7,728)	(9,150)
Other items	1,426	721	729
Changes in working capital items:
Trade and other receivables	(5,666)	4,508	2,115
Inventories	7,273	(2,646)	(10,399)
Unbilled revenues	(4,838)	6,254	720
Prepaid taxes	8,616	3,658	(19,804)
Other current assets	700	978	(5,693)
Accounts payable	9,881	(3,499)	2,756
Other current liabilities	(1,738)	(597)	(4,195)
Dividend income from ATC	7,926	6,645	7,740
Cash contributions to pension and other postretirement plans	(14,452)	(13,676)	(3,321)
Other noncurrent items, net	2,695	5,143	(4,452)
Cash Provided by Operating Activities	147,513	141,185	128,762
Investing Activities:
Capital expenditures	(83,659)	(72,030)	(92,676)
Capital contributions to investments	(2,958)	(1,053)	(2,185)
Other	(209)	(230)	(1,297)
Cash Used for Investing Activities	(86,826)	(73,313)	(96,158)
Financing Activities:
Cash dividends paid on common stock	(41,775)	(40,043)	(38,429)
Repayment of long-term debt	(4,267)	(4,182)	(4,103)
(Decrease) increase in short-term debt	-	(7,000)	7,000
Other	(70)	(1,018)	(130)
Cash Used for Financing Activities	(46,112)	(52,243)	(35,662)
Change in cash and cash equivalents:	14,575	15,629	(3,058)
Cash and cash equivalents at beginning of period	81,384	65,755	68,813
Cash and cash equivalents at end of period	$95,959	$81,384	$65,755

Supplemental Disclosures of Cash Flow Information:
Interest paid	$19,415	$19,636	$20,478
Income taxes paid	$21,831	$23,800	$19,579
Income taxes received	$(10,000)	$(10,130)	$(644)
Significant noncash investing activities:
Accrued capital expenditures	$16,376	$3,963	$1,569

The accompanying notes are an integral part of the above consolidated financial statements.

MGE Energy, Inc.
Consolidated Balance Sheets
(In thousands)
	At December 31,
ASSETS	2016	2015
Current Assets:
Cash and cash equivalents	$95,959	$81,384
Accounts receivable, less reserves of $3,017 and $3,052, respectively	39,887	37,112
Other accounts receivable, less reserves of $426 and $642, respectively	8,530	7,477
Unbilled revenues	29,846	25,008
Materials and supplies, at average cost	18,561	19,155
Fossil fuel, at average cost	9,757	13,110
Stored natural gas, at average cost	12,819	16,145
Prepaid taxes	26,636	35,252
Regulatory assets - current	6,414	9,538
Assets held for sale	14,813	-
Other current assets	12,293	10,570
Total Current Assets	275,515	254,751
Other long-term receivables	5,603	5,045
Regulatory assets	158,485	148,199
Pension and other postretirement benefit asset	2,020	-
Other deferred assets and other	1,088	1,332
Property, Plant, and Equipment:
Property, plant, and equipment, net	1,245,269	1,217,094
Construction work in progress	36,790	26,351
Total Property, Plant, and Equipment	1,282,059	1,243,445
Investments	76,290	73,631
Total Assets	$1,801,060	$1,726,403

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$4,333	$4,266
Accounts payable	47,799	40,830
Accrued interest and taxes	5,495	5,067
Accrued payroll related items	11,892	11,215
Regulatory liabilities - current	6,910	9,515
Derivative liabilities	7,620	8,343
Other current liabilities	19,456	4,910
Total Current Liabilities	103,505	84,146
Other Credits:
Deferred income taxes	383,813	360,785
Investment tax credit - deferred	947	1,050
Regulatory liabilities	22,173	20,785
Accrued pension and other postretirement benefits	74,347	75,680
Derivative liabilities	42,970	44,935
Other deferred liabilities and other	66,426	61,820
Total Other Credits	590,676	565,055
Capitalization:
Common shareholders' equity:
Common Stock - $1 par value - 75,000 shares authorized;
34,668 shares issued and outstanding	34,668	34,668
Additional paid-in capital	316,268	316,268
Retained earnings	372,950	339,165
Accumulated other comprehensive income, net of tax	202	357
Total Common Shareholders' Equity	724,088	690,458
Long-term debt	382,791	386,744
Total Capitalization	1,106,879	1,077,202
Commitments and contingencies (see Footnote 17)	-	-
Total Liabilities and Capitalization	$1,801,060	$1,726,403

The accompanying notes are an integral part of the above consolidated financial statements.

MGE Energy, Inc.
Consolidated Statements of Common Equity
(In thousands, except per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income/(Loss)	Total
2014
Beginning balance - December 31, 2013	34,668	$34,668	$316,268	$266,197	$377	$617,510
Net income				80,319		80,319
Other comprehensive income					81	81
Common stock dividends declared
($1.11 per share)				(38,429)		(38,429)
Cash in lieu of fractional shares related to stock split				(80)		(80)
Ending balance - December 31, 2014	34,668	$34,668	$316,268	$308,007	$458	$659,401

2015
Beginning balance - January 1, 2015	34,668	$34,668	$316,268	$308,007	$458	$659,401
Cumulative effect of new accounting principle				(142)		(142)
Beginning balance - Adjusted				307,865		659,259
Net income				71,343		71,343
Other comprehensive loss					(101)	(101)
Common stock dividends declared
($1.16 per share)				(40,043)		(40,043)
Ending balance - December 31, 2015	34,668	$34,668	$316,268	$339,165	$357	$690,458

2016
Net income				75,560		75,560
Other comprehensive loss					(155)	(155)
Common stock dividends declared
($1.21 per share)				(41,775)		(41,775)
Ending balance - December 31, 2016	34,668	$34,668	$316,268	$372,950	$202	$724,088

The accompanying notes are an integral part of the above consolidated financial statements.

Madison Gas and Electric Company
Consolidated Statements of Income
(In thousands)

	For the Years Ended December 31,
	2016	2015	2014
Operating Revenues:
Electric revenues	$410,226	$420,313	$398,154
Gas revenues	134,572	143,752	221,741
Total Operating Revenues	544,798	564,065	619,895

Operating Expenses:
Fuel for electric generation	60,745	53,866	42,836
Purchased power	56,327	81,237	73,245
Cost of gas sold	66,800	76,124	143,665
Other operations and maintenance	167,077	163,622	160,831
Depreciation and amortization	44,622	44,178	40,648
Other general taxes	20,062	19,879	19,652
Income tax provision	39,616	38,159	45,090
Total Operating Expenses	455,249	477,065	525,967
Operating Income	89,549	87,000	93,928

Other Income and Deductions:
AFUDC - equity funds	1,207	712	3,466
Equity earnings in MGE Transco	6,366	7,728	9,150
Income tax provision	(2,175)	(3,247)	(4,055)
Other deductions, net	(217)	(345)	(704)
Total Other Income and Deductions	5,181	4,848	7,857
Income before interest expense	94,730	91,848	101,785

Interest Expense:
Interest on long-term debt	20,351	20,520	20,927
Other interest, net	182	94	62
AFUDC - borrowed funds	(395)	(231)	(1,142)
Net Interest Expense	20,138	20,383	19,847
Net Income	$74,592	$71,465	$81,938
Less Net Income Attributable to Noncontrolling Interest, net of tax	(23,358)	(26,097)	(26,310)
Net Income Attributable to MGE	$51,234	$45,368	$55,628

The accompanying notes are an integral part of the above consolidated financial statements.

Madison Gas and Electric Company
Consolidated Statements of Comprehensive Income
(In thousands)

	For the Years Ended December 31,
	2016	2015	2014
Net Income	$74,592	$71,465	$81,938
Other comprehensive income, net of tax:
Unrealized loss on available-for-sale securities, net of
tax ($2, $81, and $33)	(4)	(121)	(48)
Comprehensive Income	$74,588	$71,344	$81,890
Less: Comprehensive Income Attributable to Noncontrolling
Interest, net of tax	(23,358)	(26,097)	(26,310)
Comprehensive Income Attributable to MGE	$51,230	$45,247	$55,580

The accompanying notes are an integral part of the above consolidated financial statements.

Madison Gas and Electric Company
Consolidated Statements of Cash Flows
(In thousands)
	For the Years Ended December 31,
	2016	2015	2014
Operating Activities:
Net income	$74,592	$71,465	$81,938
Items not affecting cash:
Depreciation and amortization	44,622	44,178	40,648
Deferred income taxes	20,876	18,843	49,603
Provision for doubtful receivables	1,196	596	1,898
Employee benefit plan expenses	295	3,333	(1,080)
Equity earnings in MGE Transco	(6,366)	(7,728)	(9,150)
Other items	1,954	1,223	1,280
Changes in working capital items:
Trade and other receivables	(3,583)	11,079	(4,455)
Inventories	7,273	(2,647)	(10,398)
Unbilled revenues	(4,838)	6,254	720
Prepaid taxes	8,481	4,824	(15,169)
Other current assets	699	976	(5,693)
Accounts payable	9,941	(3,587)	2,741
Accrued interest and taxes	419	(18)	(1,001)
Other current liabilities	(2,137)	1,885	(3,144)
Dividend income from MGE Transco	5,032	6,645	7,740
Cash contributions to pension and other postretirement plans	(14,452)	(13,677)	(3,321)
Other noncurrent items, net	2,497	4,816	(4,619)
Cash Provided by Operating Activities	146,501	148,460	128,538
Investing Activities:
Capital expenditures	(83,659)	(72,030)	(92,676)
Capital contributions to MGE Transco	(1,598)	(710)	(1,775)
Other	(391)	(180)	(1,146)
Cash Used for Investing Activities	(85,648)	(72,920)	(95,597)
Financing Activities:
Cash dividends paid to parent by MGE	(50,000)	(30,000)	(26,500)
Distributions to parent from noncontrolling interest	(24,113)	(14,708)	(21,359)
Equity contribution received by noncontrolling interest	1,598	3,230	1,775
Repayment of long-term debt	(4,267)	(4,182)	(4,103)
(Decrease) increase in short-term debt	-	(7,000)	7,000
Other	(63)	(682)	-
Cash Used for Financing Activities	(76,845)	(53,342)	(43,187)
Change in cash and cash equivalents:	(15,992)	22,198	(10,246)
Cash and cash equivalents at beginning of period	26,760	4,562	14,808
Cash and cash equivalents at end of period	$10,768	$26,760	$4,562

Supplemental disclosures of cash flow information:
Interest paid	$19,415	$19,636	$20,478
Income taxes paid	$29	$29	$67
Income taxes received	$-	$-	$(644)
Significant noncash investing activities:
Accrued capital expenditures	$16,376	$3,963	$1,569
Dividend in kind to parent	$15,822	$-	$-

The accompanying notes are an integral part of the above consolidated financial statements.

Madison Gas and Electric Company
Consolidated Balance Sheets
(In thousands)
	At December 31,
ASSETS	2016	2015
Current Assets:
Cash and cash equivalents	$10,768	$26,760
Accounts receivable, less reserves of $3,017 and $3,052, respectively	39,887	37,112
Affiliate receivables	539	542
Other accounts receivable, less reserves of $426 and $642, respectively	6,363	7,390
Unbilled revenues	29,846	25,008
Materials and supplies, at average cost	18,561	19,155
Fossil fuel, at average cost	9,757	13,110
Stored natural gas, at average cost	12,819	16,145
Prepaid taxes	25,798	34,279
Regulatory assets - current	6,414	9,538
Assets held for sale	14,813	-
Other current assets	12,268	10,544
Total Current Assets	187,833	199,583
Affiliate receivable long-term	4,236	4,766
Regulatory assets	158,485	148,199
Pension and other postretirement benefit asset	2,020	-
Other deferred assets and other	4,353	4,216
Property, Plant, and Equipment:
Property, plant, and equipment, net	1,244,648	1,216,415
Construction work in progress	36,790	26,351
Total Property, Plant, and Equipment	1,281,438	1,242,766
Investments	487	69,984
Total Assets	$1,638,852	$1,669,514

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$4,333	$4,266
Accounts payable	47,790	40,742
Accrued interest and taxes	5,440	5,021
Accrued payroll related items	11,892	11,215
Regulatory liabilities - current	6,910	9,515
Derivative liabilities	7,620	8,343
Other current liabilities	19,347	4,791
Total Current Liabilities	103,332	83,893
Other Credits:
Deferred income taxes	343,117	352,626
Investment tax credit - deferred	947	1,050
Regulatory liabilities	22,173	20,785
Accrued pension and other postretirement benefits	74,347	75,680
Derivative liabilities	42,970	44,935
Other deferred liabilities and other	66,426	61,817
Total Other Credits	549,980	556,893
Capitalization:
Common shareholder's equity:
Common Stock - $1 par value - 50,000 shares authorized; 17,348 shares outstanding	17,348	17,348
Additional paid-in capital	192,417	192,417
Retained earnings	277,300	291,888
Accumulated other comprehensive income, net of tax	19	23
Total Common Shareholder's Equity	487,084	501,676
Noncontrolling interest	115,665	140,308
Total Equity	602,749	641,984
Long-term debt	382,791	386,744
Total Capitalization	985,540	1,028,728
Commitments and contingencies (see Footnote 17)	-	-
Total Liabilities and Capitalization	$1,638,852	$1,669,514

The accompanying notes are an integral part of the above consolidated financial statements.

Madison Gas and Electric Company
Consolidated Statements of Common Equity
(In thousands)
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling
	Shares	Value	Capital	Earnings	Income/(Loss)	Interest	Total
2014
Beginning balance - December 31, 2013	17,348	$17,348	$192,417	$247,534	$192	$118,963	$576,454
Net income				55,628		26,310	81,938
Other comprehensive loss					(48)		(48)
Cash dividends paid to parent by MGE				(26,500)			(26,500)
Equity contribution received by
noncontrolling interest						1,775	1,775
Distributions to parent from
noncontrolling interest						(21,359)	(21,359)
Ending balance - December 31, 2014	17,348	$17,348	$192,417	$276,662	$144	$125,689	$612,260

2015
Beginning balance - January 1, 2015	17,348	$17,348	$192,417	$276,662	$144	$125,689	$612,260
Cumulative effect of new accounting principle				(142)			(142)
Beginning balance - Adjusted				276,520			612,118
Net income				45,368		26,097	71,465
Other comprehensive loss					(121)		(121)
Cash dividends paid to parent by MGE				(30,000)			(30,000)
Equity contribution received by
noncontrolling interest						3,230	3,230
Distributions to parent from
noncontrolling interest						(14,708)	(14,708)
Ending balance - December 31, 2015	17,348	$17,348	$192,417	$291,888	$23	$140,308	$641,984

2016
Net income				51,234		23,358	74,592
Other comprehensive loss					(4)		(4)
Cash dividends paid to parent by MGE				(50,000)			(50,000)
Dividend in kind to parent				(15,822)			(15,822)
Equity contribution received by
noncontrolling interest						1,598	1,598
Distributions to parent from
noncontrolling interest						(24,113)	(24,113)
Deconsolidation of noncontrolling interest						(25,486)	(25,486)
Ending balance - December 31, 2016	17,348	$17,348	$192,417	$277,300	$19	$115,665	$602,749

The accompanying notes are an integral part of the above consolidated financial statements.

Notes to Consolidated Financial Statements

December 31, 2016, 2015, and 2014

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

Additional wholly owned subsidiaries of MGE Energy include CWDC, MAGAEL, MGE Power, MGE State Energy Services, MGE Services, MGE Transco, MGEE Transco, and NGV Fueling Services. MGE Power owns 100% of MGE Power Elm Road and MGE Power West Campus. MGE Power and its subsidiaries are part of MGE Energy's nonregulated energy operations, which were formed to own and lease electric generation projects to assist MGE. MGE Transco and MGEE Transco are nonregulated entities formed to manage the investments in ATC and ATC Holdco, respectively. On December 1, 2016, MGE's ownership interest in MGE Transco was transferred to MGE Energy. See Footnote 4 for further discussion of the transfer of MGE's investment in MGE Transco.

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

Prior to December 1, 2016, MGE Transco was jointly owned by MGE Energy and MGE. MGE's ownership interest in MGE Transco declined below a majority in July 2016. As a result of the change in majority ownership, MGE deconsolidated MGE Energy's proportionate share of the equity in MGE Transco. See Footnote 8 for further discussion regarding the deconsolidation of noncontrolling interest.

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

Cash Equivalents

MGE Energy and MGE consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Restricted Cash

MGE has certain cash accounts that are restricted to uses other than current operations and designated for a specific purpose. MGE's restricted cash accounts include cash held by trustees for certain employee benefits and cash deposits held by third parties. As of December 31, 2016 and 2015, there was $3.7 million and $2.9 million, respectively, of cash deposits held by third parties. These are included in "Other current assets" on the consolidated balance sheets.

Receivable – Margin Account

Cash amounts held by counterparties as margin for certain financial transactions are recorded as receivable – margin account in "Other current assets" on the consolidated balance sheets. As of December 31, 2016 and 2015, the receivable – margin account balance of $1.3 million and $2.3 million, respectively, is shown net of any collateral posted against derivative positions. As of December 31, 2016, no cash collateral was posted against derivative positions. As of December 31, 2015, there was $1.0 million of collateral posted against derivative positions. Changes in this cash account are considered cash flows from operating activities to match with the costs being hedged. The costs being hedged are fuel for electric generation, purchased power, and cost of gas sold.

e.

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

f.

Inventories - MGE Energy and MGE.

Inventories consist of natural gas in storage, fossil fuels, materials and supplies, and renewable energy credits (RECs). MGE values natural gas in storage, fossil fuels, and materials and supplies using average cost.

REC allowances are included in "Materials and supplies" on the consolidated balance sheets and are recorded based on specific identification. These allowances are charged to purchase power expense as they are used in operations. MGE's REC allowance balance as of December 31, 2016 and 2015, was $0.3 million.

g.

Chattel Paper Agreements - MGE Energy and MGE.

MGE makes available to qualifying customers a financing program for the purchase and installation of energy-related equipment that will provide more efficient use of utility service at the customer's property. The energy-related equipment installed at the customer sites is used to secure the customer loans. MGE is a party to a chattel paper purchase agreement with a financial institution under which it can sell or finance an undivided interest with recourse, in up to $10.0 million of the financing program receivables, until July 31, 2017. The length of the MGE guarantee to the financial institution varies from one to ten years depending on the term of the underlying customer loan. The loan balances outstanding at December 31, 2016, approximate the fair value of the energy-related equipment acting as collateral. MGE accounts for these agreements as secured borrowings.

As of December 31, 2016, the remaining contractual maturities of the chattel paper agreements were as follows:

(In thousands)	2017	2018	2019	2020	2021	Thereafter
Repurchase-to-Maturity Transactions:
Loans	$559	$620	$595	$568	$432	$1,121

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

Debt Issuance Costs - MGE Energy and MGE.

Premiums, discounts, and expenses incurred with the issuance of outstanding long-term debt are amortized over the life of the debt issue. Any call premiums or unamortized expenses associated with refinancing higher-cost debt obligations used to finance utility-regulated assets and operations are amortized consistent with regulatory treatment of those items. These costs are included as a direct deduction to the related debt liability on the consolidated balance sheets.

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

Provisions at composite straight-line depreciation rates approximate the following percentages for the cost of depreciable property:

	2016	2015	2014
Electric(a)	2.5%	2.6%	2.6%
Gas(a)	2.1%	1.7%	1.7%
Nonregulated	2.3%	2.4%	2.4%

(a)

In December 2015, the PSCW approved new depreciation rates, which were implemented and became effective as of January 1, 2016.

k.

Asset Retirement Obligations - MGE Energy and MGE.

MGE Energy and MGE are required to record a liability for the fair value of an ARO to be recognized in the period in which it is incurred if it can be reasonably estimated. The offsetting associated asset retirement costs are capitalized as a long-lived asset and depreciated over the asset's useful life. The expected present value technique used to calculate the fair value of ARO liabilities includes assumptions about costs, probabilities, settlement dates, interest accretion, and inflation. Revisions to the assumptions, including the timing or amount of expected asset retirement costs, could result in increases or decreases to the AROs. All asset retirement obligations are recorded as "Other long-term liabilities" on the consolidated balance sheets. MGE has regulatory treatment and recognizes regulatory assets or liabilities for the timing differences between when we recover legal AROs in rates and when we would recognize these costs. See Footnote 18 for further information.

l.

Repairs and Maintenance Expense - MGE Energy and MGE.

MGE utilizes the direct expensing method for planned major maintenance projects. Under this method, MGE expenses all costs associated with major planned maintenance activities as incurred.

m.

Purchased Gas Adjustment Clause - MGE Energy and MGE.

MGE's natural gas rates are subject to a fuel adjustment clause designed to recover or refund the difference between the actual cost of purchased gas and the amount included in rates. Differences between the amounts billed to customers and the actual costs recoverable are deferred and recovered or refunded in future periods by means of prospective monthly adjustments to rates. At December 31, 2016 and 2015, MGE had over collected $0.9 million and $0.8 million, respectively. These amounts are included in "Regulatory liabilities - current" on the consolidated balance sheets.

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

Utility Cost Recovery - MGE Energy and MGE.

MGE's rates include a provision for fuel costs. The PSCW allows Wisconsin utilities to defer electric fuel-related costs, less excess revenues, that fall outside a symmetrical cost tolerance band. Any over/under recovery of the actual costs in a year is determined in the following year and is then reflected in future billings to electric retail customers. Such deferred amounts will be recognized in "Purchased power" expense in MGE Energy's and MGE's consolidated income statements each period. The cumulative effects of these deferred amounts will be recorded in "Regulatory assets" or "Regulatory liabilities" on MGE Energy's and MGE's consolidated balance sheets until they are reflected in future billings to customers. See Footnote 16.b. for further information regarding the regulatory rules applicable to the recovery of electric fuel costs.

p.

Regional Transmission Organizations - MGE Energy and MGE.

MGE reports on a net basis transactions on the MISO markets in which it buys and sells power within the same hour to meet electric energy delivery requirements. This treatment resulted in a $77.2 million, a $68.6 million, and a $91.1 million reduction to sales to the market and purchase power expense for MISO markets for the years ended December 31, 2016, 2015, and 2014, respectively.

q.

Allowance for Funds Used During Construction - MGE Energy and MGE.

Allowance for funds used during construction is included in utility plant accounts and represents the cost of borrowed funds used during plant construction and a return on shareholder's capital used for construction purposes. In the consolidated income statements, the cost of borrowed funds (AFUDC-debt) is presented as an offset to "Interest expense" and the return on shareholder's capital (AFUDC-equity funds) is shown as an item within "Other income." For both 2016 and 2015, as approved by the PSCW, MGE capitalized AFUDC-debt and equity on 50% of applicable average construction work in progress at 7.93%. For 2014, MGE capitalized AFUDC-debt and equity on 50% of applicable average construction work in progress at 8.21%. For 2016, 2015, and 2014, MGE received specific approval to recover 100% AFUDC on certain environmental costs for Columbia. These amounts are recovered under the ratemaking process over the service lives of the related properties.

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

Capitalized Software Costs - MGE Energy and MGE.

Property, plant, and equipment includes the net book value of capitalized costs of internal use software totaling $12.3 million and $12.0 million at December 31, 2016 and 2015, respectively. During 2016, 2015, and 2014, MGE recorded $3.0 million, $2.2 million, and $1.6 million, respectively, of amortization expense related to these costs. These costs are amortized on a straight-line basis over the estimated useful lives of the assets. For internal use software, the useful lives range from five to ten years.

t.

Impairment of Long-Lived Assets - MGE Energy and MGE.

MGE reviews plant and equipment and other property for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. MGE's policy for determining when long-lived assets are impaired is to recognize an impairment loss if the sum of the expected future cash flows (undiscounted and without interest charges) from an asset are less than the carrying amount of that asset. If an impairment loss is recognized, the amount that will be recorded will be measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. There is no impairment of long-lived assets at December 31, 2016, 2015, and 2014.

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

Excise taxes

MGE Energy, through its utility operations, pays a state license fee tax in lieu of property taxes on property used in utility operations. License fee tax is calculated as a percentage of adjusted operating revenues of the prior year. The electric tax rate is 3.19% for retail sales and 1.59% for sales of electricity for resale by the purchaser. The tax rate on sales of natural gas is 0.97%. The tax is required to be estimated and prepaid in the year prior to its computation and expensing. License fee tax expense, included in "Other general taxes," was $14.5 million, $14.7 million, and $14.6 million for the years ended December 31, 2016, 2015, and 2014, respectively.

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

(In thousands)	2016	2015
Property, plant, and equipment, net	$175,502	$177,904
Construction work in progress	3,241	2,400
Deferred income taxes	42,525	40,865
Long-term debt	62,021	64,622
Noncontrolling interest	80,362	79,113

Long-term debt excluding debt issuance costs consists of $62.6 million at December 31, 2016, of senior secured notes that require that MGE Power Elm Road maintain a projected and actual debt service coverage ratio at the end of any calendar quarter of not less than 1.25 to 1.00 for the trailing 12-month period. The debt is secured by a collateral assignment of lease payments that MGE is making to MGE Power Elm Road for use of the Elm Road Units pursuant to the related long-term leases. As of December 31, 2016, MGE Power Elm Road is in compliance with the covenant requirements.

MGE has been and will continue to recover in rates the lease payments made to MGE Power Elm Road. MGE received approval from the PSCW to collect in rates the carrying costs incurred by MGE Power Elm Road. The total carrying costs on the Elm Road Units is $62.5 million. MGE collected carrying costs in rates over a six year period that began in 2010. Of these costs, $17.0 million relates to the capitalized interest and the debt portion of the units. These costs will be recognized over the period in which the generating units will be depreciated. The remaining $45.5 million represents the equity portion and was recognized over the period allowed for recovery in rates which ended in 2015.

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

(In thousands)	2016	2015
Property, plant, and equipment, net	$81,588	$84,403
Affiliate receivables	4,769	5,295
Deferred income taxes	19,912	19,612
Long-term debt	44,932	46,510
Noncontrolling interest	35,303	37,603

Long-term debt excluding debt issuance costs consists of $45.1 million at December 31, 2016, of senior secured notes that require that MGE Power West Campus maintain a projected debt service coverage ratio of not less than 1.25 to 1.00 and debt to total capitalization ratio of not more than 0.65 to 1.00. The debt is secured by a collateral assignment of lease payments that MGE is making to MGE Power West Campus for use of the cogeneration facility pursuant to the long-term lease. As of December 31, 2016, MGE Power West Campus is in compliance with the covenant requirements.

MGE has been and will continue to recover lease payments made to MGE Power West Campus in rates. Also, MGE received approval from the PSCW to collect approximately $12.1 million in carrying costs incurred by MGE Power West Campus during construction of the facility. The carrying costs were recovered in rates over a 10 year period that started in 2005 and ended in 2015.

c.

Other Variable Interest Entities.

MGE has a variable interest in entities through purchase power agreements relating to purchased energy from the facilities covered by the agreements. As of December 31, 2016 and 2015, MGE had 51 megawatts and 61 megawatts, respectively, of capacity available under these agreements. MGE evaluated the variable interest entities for possible consolidation. The interest holder is considered the primary beneficiary of the entity and is required to consolidate the entity if the interest holder has the power to direct the activities that most significantly impact the economics of the variable interest entity. MGE examined qualitative factors such as the length of the remaining term of the contracts compared with the remaining lives of the plants, who has the power to direct the operations and maintenance of the facilities, and other factors, and determined MGE is not the primary beneficiary of the variable interest entities. There is not a significant potential exposure to loss as a result of involvement with these variable interest entities.

68

3.

Property, Plant, and Equipment - MGE Energy and MGE.

Property, plant, and equipment consisted of the following at December 31:

	MGE Energy		MGE
(In thousands)	2016	2015	2016	2015
Utility:
Electric(a)	$1,171,004	$1,147,701	$1,171,021	$1,147,718
Gas	395,790	384,163	395,801	384,175
Total utility plant	1,566,794	1,531,864	1,566,822	1,531,893
Less: Accumulated depreciation and amortization(a)	579,965	578,410	579,965	578,410
In-service utility plant, net	986,829	953,454	986,857	953,483
Nonregulated:
Nonregulated	317,810	315,589	317,014	314,750
Less: Accumulated depreciation and amortization	59,370	51,949	59,223	51,818
In-service nonregulated plant, net	258,440	263,640	257,791	262,932
Construction work in progress:
Utility construction work in progress(a)	31,356	23,837	31,356	23,837
Nonregulated construction work in progress	5,434	2,514	5,434	2,514
Total property, plant, and equipment	$1,282,059	$1,243,445	$1,281,438	$1,242,766

(a)

As of December 31, 2016, MGE has classified $14.8 million of Columbia assets as held-for-sale on the consolidated balance sheets related to the partial sale of plant assets to WPL. See Footnote 5.a. for further discussion.

MGE's utility plant is subject to the lien of its Indenture of Mortgage and Deed of Trust. As of December 31, 2016 and 2015, there was $1.2 million of bonds outstanding under that indenture. See Footnote 9 for further discussion of the mortgage indenture.

4.

Investments - MGE Energy and MGE.

a.

Equity Method Investments, Available for Sale Securities, and Other Investments.

	MGE Energy		MGE
(In thousands)	2016	2015	2016	2015
Available for sale securities:
Cost basis	$2,216	$2,225	$455	$480
Gross unrealized gains	346	599	40	40
Gross unrealized losses	(8)	(2)	(8)	(2)
Fair value	2,554	2,822	487	518
Equity method investments:
ATC and ATC Holdco(a)	72,458	69,466	-	69,466
Other	1,158	1,184	-	-
Total equity method investments	73,616	70,650	-	69,466
Other investments	120	159	-	-
Total	$76,290	$73,631	$487	$69,984

(a)

MGE Transco holds an ownership interest in ATC, and MGEE Transco holds an ownership interest in ATC Holdco. In July 2016, MGE's ownership interest in MGE Transco declined below a majority, resulting in MGE Energy's investment in MGE Transco being deconsolidated from MGE's consolidated financial statements. See Footnote 8 for further discussion of noncontrolling interest. In December 2016, MGE's ownership interest in MGE Transco was transferred to MGE Energy, see "ATC and ATC Holdco" below for additional information.

MGE Energy's and MGE's available for sale securities represent publicly traded securities and private equity investments in common stock of companies in various industries.

During the years ended December 31, 2016, 2015, and 2014, certain investments were liquidated. As a result of these liquidations, MGE Energy and MGE received the following:

	MGE Energy			MGE
(In thousands)	2016	2015	2014	2016	2015	2014
Cash proceeds	$408	$19	$38	$16	$19	$-
Gain (loss) on sale	121	10	21	(8)	10	-

b.

ATC and ATC Holdco.

ATC owns and operates electric transmission facilities primarily in Wisconsin. MGE received an interest in ATC when it, like other Wisconsin electric utilities, contributed its electric transmission facilities to ATC as required by Wisconsin law. That interest is presently held by MGE Transco, which, as of December 1, 2016, is owned by MGE Energy. ATC Holdco was formed by several members of ATC, including MGE Energy, to pursue electric transmission development and investments outside of Wisconsin. The ownership interest in ATC Holdco is held by MGEE Transco, a wholly-owned subsidiary of MGE Energy.

MGE Transco and MGEE Transco have accounted for their investment in ATC and ATC Holdco, respectively, under the equity method of accounting. For the years ended December 31, 2016, 2015, and 2014, MGE Transco recorded the following:

(In thousands)	2016	2015	2014
Equity earnings from investment in ATC	$8,670	$7,728	$9,150
Dividends received from ATC(a)	7,926	6,645	7,740
Capital contributions to ATC	2,486	710	1,775

(a)

As of December 31, 2016, MGE Transco recorded a $2.1 million receivable from ATC for a cash dividend received in January 2017.

ATC Holdco's activities commenced in late December 2016 and had an immaterial impact on results of operations, cash flows, and financial condition.

At December 31, 2016 and 2015, MGE Transco held a 3.6% ownership interest in ATC. At December 31, 2016, MGEE Transco held a 4.0% ownership interest in ATC Holdco. On January 31, 2017, MGE Transco made a $1.4 million capital contribution to ATC, and on January 10, 2017, MGEE Transco made a $0.2 million capital contribution to ATC Holdco.

In June 2016, the PSCW required MGE to transfer its interest in ATC to MGE Energy, which was to be completed by December 31, 2022. The requirement arose in the context of requests for regulatory approvals by several owners of ATC in connection with a reorganization of ATC. MGE's ownership interest in ATC, held through MGE Transco, was transferred net of deferred tax liabilities to MGE Energy by way of a dividend in kind of $15.8 million as of December 1, 2016. As a result of the transfer, MGE's ownership interest in MGE Transco was completely eliminated in favor of MGE Energy. See Footnote 12 for further discussion of the transfer of deferred tax liabilities. The change had no effect on MGE Energy's consolidated financial statements.

ATC's summarized financial data for the years ended December 31, 2016, 2015, and 2014 is as follows:

(In thousands)
Income statement data for the year ended December 31,	2016	2015	2014
Operating revenues	$650,806	$615,836	$635,033
Operating expenses	(322,517)	(319,321)	(307,451)
Other income	3,225	1,176	117
Interest expense, net	(98,758)	(97,250)	(88,970)
Earnings before members' income taxes	$232,756	$200,441	$238,729

Balance sheet data as of December 31,	2016	2015
Current assets	$75,790	$80,520
Noncurrent assets	4,312,893	3,948,265
Total assets	$4,388,683	$4,028,785

Current liabilities	$495,126	$330,248
Long-term debt	1,865,302	1,790,718
Other noncurrent liabilities	271,495	244,991
Members' equity	1,756,760	1,662,828
Total members' equity and liabilities	$4,388,683	$4,028,785

5.

Joint Plant Ownership - MGE Energy and MGE.

a.

Columbia.

MGE and two other utilities jointly own Columbia, a coal-fired generating facility located in Portage, Wisconsin, which, at December 31, 2016, accounts for 30% (225 MW) of MGE's net summer rated capacity. Power from this facility is shared in proportion to each company's ownership interest. At December 31, 2016, MGE had a 22.0% ownership interest in Columbia. The other owners are WPL, which operates Columbia, and WPSC. MGE's share of fuel, operating, and maintenance expenses for Columbia was $39.5 million, $38.2 million, and $28.1 million for the years ended December 31, 2016, 2015, and 2014, respectively.

Each owner provides its own financing and reflects its respective portion of facilities and operating costs in its financial statements. MGE's interest in Columbia's gross utility plant in service, and the related accumulated depreciation reserves at December 31 were as follows:

(In thousands)	2016	2015
Utility plant	$270,898	$273,762
Accumulated depreciation	(81,935)	(84,864)
Property, plant, and equipment, net	188,963	188,898
Construction work in progress	21,120	17,110
Total property, plant, and equipment	$210,083	$206,008

In 2016, MGE and WPL negotiated an amendment to the existing Columbia joint operating agreement, that has been approved by the PSCW, under which MGE will have the option to reduce its obligation to pay certain capital expenditures (other than SCR-related expenditures) at Columbia in exchange for a proportional reduction in MGE's ownership in Columbia. On January 1 of each year, beginning in 2017 and ending June 1, 2020, the ownership percentage will be adjusted, through a partial sale, based on the amount of capital expenditures foregone. In December 2016, MGE jointly filed a request with the co-owners of Columbia for FERC approval of the amendment to the Columbia joint operating agreement, effective January 1, 2017. MGE currently expects to receive FERC's decision on the amendment in 2017.

During 2016, MGE accrued $14.8 million of 2016 capital expenditures that MGE has forgone as part of the ownership transfer agreement with WPL. As of December 31, 2016, MGE classified $14.8 million of Columbia assets as held-for-sale on the consolidated balance sheets. In January 2017, MGE reduced its ownership interest in Columbia from 22.0% to 20.4% through the partial sale of plant assets to WPL.

b.

Elm Road.

MGE Power Elm Road owns an 8.33% ownership interest in each of two 615 MW coal-fired generating units in Oak Creek, Wisconsin, which, at December 31, 2016, accounts for 14% (106 MW) of MGE's net summer rated capacity. Unit 1 entered commercial operation on February 2, 2010. Unit 2 entered commercial operation on January 12, 2011. MGE Power Elm Road's sole principal asset is that ownership interest in those generating units. MGE Power Elm Road's interest in the Elm Road Units is leased to MGE pursuant to long-term leases.

The remainder of the ownership interest in the Elm Road Units is held by two other entities, one of which is also responsible for the Units' operation. Each owner provides its own financing and reflects its respective portion of the facility and costs in its financial statements. MGE's share of fuel, operating, and maintenance expenses for the Elm Road Units was $21.2 million, $20.9 million, and $20.3 million for the years ended December 31, 2016, 2015, and 2014, respectively. MGE Power Elm Road's interest in the portion of the Elm Road Units in-service and the related accumulated depreciation reserves at December 31 were as follows:

(In thousands)	2016	2015
Nonregulated plant	$204,292	$202,326
Accumulated depreciation	(28,790)	(24,422)
Property, plant, and equipment, net	175,502	177,904
Construction work in progress	3,241	2,400
Total property, plant, and equipment	$178,743	$180,304

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

Each owner provides its own financing and reflects its respective portion of the facility and operating costs in its financial statements. MGE Power West Campus' interest in WCCF and the related accumulated depreciation reserves at December 31 were as follows:

(In thousands)	2016	2015
Nonregulated plant	$111,330	$111,141
Accumulated depreciation	(29,742)	(26,738)
Property, plant, and equipment, net	81,588	84,403
Construction work in progress	1,009	113
Total property, plant, and equipment	$82,597	$84,516

Operating charges are allocated to the UW based on formulas contained in the operating agreement. Under the provisions of this arrangement, the UW is required to reimburse MGE for their allocated portion of fuel and operating expenses. For the years ended December 31, 2016, 2015, and 2014, the UW allocated share of fuel and operating costs was $5.5 million, $3.7 million, and $2.8 million, respectively.

72

6.

Regulatory Assets and Liabilities - MGE Energy and MGE.

The following regulatory assets and liabilities are reflected in MGE's consolidated balance sheets as of December 31:

(In thousands)	2016	2015
Regulatory Assets
Asset retirement obligation	$5,563	$4,849
Conservation costs	444	-
Debt related costs	10,211	10,672
Derivatives	49,281	54,083
Environmental costs	55	368
Tax recovery related to AFUDC equity	9,403	8,950
Unfunded pension and other postretirement liability	86,475	78,181
Other	3,467	634
Total Regulatory Assets	$164,899	$157,737
Regulatory Liabilities
Conservation costs	$-	$231
Deferred fuel savings	6,016	9,515
Elm Road	3,473	643
Income taxes	1,302	1,559
Non-ARO removal costs	16,415	17,137
Renewable energy credits	339	327
Other	1,538	888
Total Regulatory Liabilities	$29,083	$30,300

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

See Footnote 18 for further discussion.

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

Debt Related Costs

This balance includes debt issuance costs of extinguished debt and other debt related expenses, including make-whole premiums. The PSCW has allowed rate recovery on unamortized issuance costs for extinguished debt facilities. When the facility replacing the old facility is deemed by the PSCW to be more favorable for the ratepayers, the PSCW will allow rate recovery of any unamortized issuance costs related to the old facility. These amounts are recovered over the term of the new facility.

Derivatives

MGE has physical and financial contracts that are defined as derivatives. The amounts recorded for the net mark-to-market value of the commodity based contracts is offset with a corresponding regulatory asset or liability because these transactions are part of the PGA or fuel rules clause authorized by the PSCW. A significant portion of the recorded amount is related to a purchased power agreement that provides MGE with firm capacity and energy during a base term from June 1, 2012, through May 31, 2022. This agreement is accounted for as a derivative contract. See Footnote 15 for further discussion.

Environmental Costs

MGE has been allowed to defer actual costs on certain environmental matters, including clean up of two landfill sites and legal expenditures pertaining to the response to the EPA Clean Air Act enforcement matter at Columbia. For further discussion of the Columbia Clean Air Act litigation, see Footnote 17.c.

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

Unfunded Pension and Other Postretirement Liability

MGE is required to recognize the unfunded status of defined benefit pension and other postretirement pension plans as a net liability or asset on the balance sheet with an offset to a regulatory asset or liability. The unfunded status represents future expenses that are expected to be recovered in rates. See Footnote 13 for further discussion.

Deferred Fuel Savings

The fuel rules require the PSCW and Wisconsin utilities to defer electric fuel-related costs that fall outside a symmetrical cost tolerance band. Any over/under recovery of the actual costs is determined on an annual basis and is adjusted in future billings to electric retail customers. See Footnote 16.b. for further discussion.

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

MGE Energy sells shares of its common stock through its Stock Plan. Those shares may be newly issued shares or shares that MGE Energy has purchased in the open market for resale to participants in the Stock Plan. All sales under the Stock Plan are covered by a shelf registration statement that MGE Energy filed with the SEC. For the years ended December 31, 2016 and 2015, MGE Energy did not issue any new shares of common stock under the Stock Plan.

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

During the years ended December 31, 2016 and 2015, MGE Energy paid $41.8 million (or $1.21 per share) and $40.0 million (or $1.16 per share), respectively, in cash dividends on its common stock. Dividend payments by MGE to MGE Energy are subject to restrictions arising under a PSCW rate order and, to a lesser degree, MGE's first mortgage bonds. The PSCW order restricts any dividends, above the PSCW authorized amount that MGE may pay MGE Energy if its common equity ratio, calculated in the manner used in the rate proceeding, is less than 55%. See Footnote 9 for further discussion of the mortgage indenture covenants. During the years ended December 31, 2016 and 2015, MGE paid $50.0 million and $30.0 million, respectively, in cash dividends to MGE Energy. In 2016, MGE also transferred its ownership interest in MGE Transco to MGE Energy in the form of a dividend in kind of $15.8 million. See Footnote 4 for further information.

b.

Dilutive Shares Calculation - MGE Energy.

MGE Energy does not hold any dilutive securities.

8.

Noncontrolling Interest - MGE.

The noncontrolling interest on MGE's consolidated balance sheets at December 31 was as follows:

(In thousands)	2016	2015
MGE Power Elm Road(a)	$80,362	$79,113
MGE Power West Campus(a)	35,303	37,603
MGE Transco(b)	-	23,592
Total Noncontrolling Interest	$115,665	$140,308

The net income attributable to noncontrolling interest, net of tax, for the years ended December 31, 2016, 2015, and 2014 was as follows:

(In thousands)	2016	2015	2014
MGE Power Elm Road(a)	$14,748	$16,577	$16,160
MGE Power West Campus(a)	7,200	7,348	7,666
MGE Transco(b)	1,410	2,172	2,484
Net Income Attributable to Noncontrolling Interest, Net of Tax	$23,358	$26,097	$26,310

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

(b)

At December 31, 2016, MGE Energy is the owner of MGE Transco. In July 2016, MGE's ownership interest in MGE Transco declined below a majority as a result of continued funding of ATC capital contributions by MGE Energy. As a result of the change in majority ownership in MGE Transco, MGE deconsolidated MGE Energy's proportionate share of the equity in MGE Transco. The change in consolidation was applied prospectively by reducing its investment and noncontrolling interest on MGE's consolidated financial statements. The change had no effect on MGE Energy's consolidated financial statements; however, MGE Energy's proportionate share of the equity and net income of MGE Transco classified as noncontrolling interest was deconsolidated from MGE's financial statements. No gain or loss was recognized in July 2016 due to MGE ceasing to have a controlling financial interest.

9.

Long-Term Debt - MGE Energy and MGE.

a.

Long-Term Debt.

	2016		2015
(In thousands)	MGE Energy	MGE	MGE Energy	MGE
First Mortgage Bonds:(a)
7.70%, 2028 Series	$1,200	$1,200	$1,200	$1,200
Tax Exempt Debt:
3.45%, 2027 Series,
Industrial Development Revenue Bonds	19,300	19,300	19,300	19,300
Medium-Term Notes:(b)
5.25%, due 2017(c)	30,000	30,000	30,000	30,000
6.12%, due 2028	20,000	20,000	20,000	20,000
7.12%, due 2032	25,000	25,000	25,000	25,000
6.247%, due 2037	25,000	25,000	25,000	25,000
Total Medium-Term Notes	100,000	100,000	100,000	100,000
Other Long-Term Debt:(d)
5.59%, due 2018(e)	20,000	20,000	20,000	20,000
3.38%, due 2020(e)	15,000	15,000	15,000	15,000
3.09%, due 2023(e)	30,000	30,000	30,000	30,000
3.29%, due 2026(e)	15,000	15,000	15,000	15,000
5.68%, due 2033(f)	27,120	27,120	28,063	28,063
5.19%, due 2033(f)	17,983	17,983	18,640	18,640
5.26%, due 2040(e)	15,000	15,000	15,000	15,000
5.04%, due 2040(g)	38,472	38,472	40,138	40,138
4.74%, due 2041(g)	24,167	24,167	25,167	25,167
4.38%, due 2042(e)	28,000	28,000	28,000	28,000
4.42%, due 2043(e)	20,000	20,000	20,000	20,000
4.47%, due 2048(e)	20,000	20,000	20,000	20,000
Total Other Long-Term Debt	270,742	270,742	275,008	275,008
Long-term debt due within one year	(4,333)	(4,333)	(4,266)	(4,266)
Unamortized discount and debt issuance costs	(4,118)	(4,118)	(4,498)	(4,498)
Total Long-Term Debt	$382,791	$382,791	$386,744	$386,744

(a)

MGE's utility plant is subject to the lien of its Indenture of Mortgage and Deed of Trust, under which its first mortgage bonds are issued. The Mortgage Indenture provides that dividends or any other distribution or purchase of shares may not be made if the aggregate amount thereof since December 31, 1945 would exceed the earned surplus (retained earnings) accumulated subsequent to December 31, 1945. As of December 31, 2016, approximately $338.5 million was available for the payment of dividends under this covenant.

(b)

The indenture under which MGE's Medium-Term notes are issued provides that those notes will be entitled to be equally and ratably secured in the event that MGE issues any additional first mortgage bonds.

(c)

MGE had $30 million of medium-term notes mature in January 2017. MGE issued $40 million of new long-term unsecured debt on January 13, 2017, to refinance the maturing $30 million medium-term notes and assist with the financing of additional capital expenditures. The new debt carries an interest rate of 3.76% per annum over its 35-year term. The covenants of this debt are substantially consistent with MGE's existing unsecured long-term debt. In accordance with applicable accounting guidance, MGE has classified the $30 million of maturing medium-term notes as long-term debt on the consolidated balance sheets for the year ended December 31, 2016.

(d)

Unsecured notes issued pursuant to various Note Purchase Agreements with one or more purchasers. The notes are not issued under, or governed by, MGE's Indenture dated as of September 1, 1998, which governs MGE's Medium-Term Notes.

(e)

Issued by MGE. Under that Note Purchase Agreement: (i) note holders have the right to require MGE to repurchase their notes at par in the event of an acquisition of beneficial ownership of 30% or more of the outstanding voting stock of MGE Energy, (ii) MGE must maintain a ratio of its consolidated indebtedness to consolidated total capitalization not to exceed a maximum of 65%, and (iii) MGE cannot issue "Priority Debt" in an amount exceeding 20% of its consolidated assets. Priority Debt is defined as any indebtedness of MGE secured by liens other than specified liens permitted by the Note Purchase Agreement and certain unsecured indebtedness of certain subsidiaries. As of December 31, 2016, MGE was in compliance with the covenant requirements.

(f)

Issued by MGE Power West Campus. The Note Purchase Agreements require it to maintain a projected debt service coverage ratio of not less than 1.25 to 1.00, and debt to total capitalization ratio of not more than 0.65 to 1.00. The notes are secured by a collateral assignment of lease payments that MGE is making to MGE Power West Campus for use of its ownership interest in the WCCF pursuant to a long-term lease. As of December 31, 2016, MGE Power West Campus was in compliance with the covenant requirements.

(g)

Issued by MGE Power Elm Road. The Note Purchase Agreement requires MGE Power Elm Road to maintain a projected and actual debt service coverage ratio at the end of any calendar quarter of not less than 1.25 to 1.00 for the trailing 12-month period. The notes are secured by a collateral assignment of lease payments that MGE is making to MGE Power Elm Road for use of its ownership interest in the Elm Road Units pursuant to long-term leases. As of December 31, 2016, MGE Power Elm Road was in compliance with the covenant requirements.

b.

Long-Term Debt Maturities.

Below is MGE Energy's and MGE's aggregate maturities for all long-term debt for years following December 31, 2016.

	MGE
(In thousands)	Energy	MGE *
2017	$4,358	4,358
2018	24,452	24,452
2019	4,553	4,553
2020	19,659	19,659
2021	4,771	4,771
Future years	333,449	333,449
Total	$391,242	$391,242

*Includes $45.1 million for MGE Power West Campus and $62.6 million for MGE Power Elm Road, all of which are consolidated with MGE's debt (see Footnote 2 for further information).

10.

Notes Payable to Banks, Commercial Paper, and Lines of Credit.

a.

MGE Energy.

At December 31, 2016, MGE Energy had an unsecured, committed revolving line of credit of $50 million expiring June 1, 2020. At December 31, 2016, no borrowings were outstanding under this facility.

The agreement requires MGE Energy to maintain a ratio of its consolidated indebtedness to consolidated total capitalization not to exceed a maximum of 65%. A change in control constitutes a default under the agreement. Change in control events are defined as (i) a failure by MGE Energy to hold 100% of the outstanding voting equity interest in MGE or (ii) the acquisition of beneficial ownership of 30% or more of the outstanding voting stock of MGE Energy by one person or two or more persons acting in concert. As of December 31, 2016, MGE Energy was in compliance with the covenant requirements.

b.

MGE.

For short-term borrowings, MGE generally issues commercial paper (issued at the prevailing discount rate at the time of issuance), which is supported by unused committed bank lines of credit. At December 31, 2016, MGE had two unsecured, committed revolving lines of credit for a total of $100 million expiring June 1, 2020. At December 31, 2016, no borrowings were outstanding under these facilities, and MGE had no commercial paper outstanding.

The agreements require MGE to maintain a ratio of consolidated debt to consolidated total capitalization not to exceed a maximum of 65%. The ratio calculation excludes assets, liabilities, revenues, and expenses included in MGE's financial statements as the result of the consolidation of VIEs, such as MGE Power West Campus and MGE Power Elm Road. A change in control constitutes a default under the agreements. Change in control events are defined as (i) a failure by MGE Energy to hold 100% of the outstanding voting equity interest in MGE or (ii) the acquisition of beneficial ownership of 30% or more of the outstanding voting stock of MGE Energy by one person or two or more persons acting in concert. As of December 31, 2016, MGE was in compliance with the covenant requirements.

c.

MGE Energy and MGE.

Information concerning short-term borrowings for the past two years is shown below:

	As of December 31,
(In thousands)	2016	2015
MGE Energy(a)
Available lines of credit	$150,000	$150,000
Short-term debt outstanding	$-	$-
Weighted-average interest rate	-%	-%
During the year:
Maximum short-term borrowings	$-	$17,500
Average short-term borrowings	$-	$1,511
Weighted-average interest rate	-%	0.17%

MGE
Available lines of credit	$100,000	$100,000
Commercial paper outstanding	$-	$-
Weighted-average interest rate	-%	-%
During the year:
Maximum short-term borrowings	$-	$17,500
Average short-term borrowings	$-	$1,511
Weighted-average interest rate	-%	0.17%

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

Fair Value of Financial Assets and Liabilities Recorded at the Carrying Amount.

At December 31, 2016 and 2015, the carrying amount of cash, cash equivalents, and outstanding commercial paper approximates fair market value due to the short maturity of those investments and obligations. The estimated fair market value of MGE Energy's and MGE's long-term debt is based on quoted market prices for similar financial instruments at December 31. Since long-term debt is not traded in an active market, it is classified as Level 2. The estimated fair market value of financial instruments are as follows:

	2016		2015
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
MGE Energy
Assets:
Cash and cash equivalents	$95,959	$95,959	$81,384	$81,384
Liabilities:
Long-term debt(a)	391,242	430,122	395,508	435,767

MGE
Assets:
Cash and cash equivalents	$10,768	$10,768	$26,760	$26,760
Liabilities:
Long-term debt(a)	391,242	430,122	395,508	435,767

(a) Includes long-term debt due within one year. Excludes debt issuance costs and unamortized discount of $4.1 million and $4.5 million at December 31, 2016 and 2015, respectively.

b.

Recurring Fair Value Measurements.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis.

	Fair Value as of December 31, 2016
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Derivatives, net	$1,527	$1,041	$-	$486
Exchange-traded investments	500	500	-	-
Total Assets	$2,027	$1,541	$-	$486
Liabilities:
Derivatives, net	$50,808	$16	$-	$50,792
Deferred compensation	3,039	-	3,039	-
Total Liabilities	$53,847	$16	$3,039	$50,792

MGE
Assets:
Derivatives, net	$1,527	$1,041	$-	$486
Exchange-traded investments	143	143	-	-
Total Assets	$1,670	$1,184	$-	$486
Liabilities:
Derivatives, net	$50,808	$16	$-	$50,792
Deferred compensation	3,039	-	3,039	-
Total Liabilities	$53,847	$16	$3,039	$50,792

	Fair Value as of December 31, 2015
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Derivatives, net	$234	$-	$-	$234
Exchange-traded investments	759	759	-	-
Total Assets	$993	$759	$-	$234
Liabilities:
Derivatives, net(b)	$54,316	$581	$-	$53,735
Deferred compensation	3,145	-	3,145	-
Total Liabilities	$57,461	$581	$3,145	$53,735

MGE
Assets:
Derivatives, net	$234	$-	$-	$234
Exchange-traded investments	148	148	-	-
Total Assets	$382	$148	$-	$234
Liabilities:
Derivatives, net(b)	$54,316	$581	$-	$53,735
Deferred compensation	3,145	-	3,145	-
Total Liabilities	$57,461	$581	$3,145	$53,735

(b) These amounts are shown gross and exclude $1.0 million of collateral that was posted against derivative positions with counterparties as of December 31, 2015.

No transfers were made in or out of Level 1 or Level 2 for the year ended December 31, 2016.

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

The purchased power agreement (see Footnote 15) was valued using an internally-developed pricing model and therefore is classified as Level 3. The model projects future market energy prices and compares those prices to the projected power costs to be incurred under the contract. Inputs to the model require significant management judgment and estimation. Future energy prices are based on a forward power pricing curve using exchange-traded contracts in the electric futures market, where such exchange-traded contracts exist, and upon calculations based on forward gas prices, where such exchange-traded contracts do not exist. A basis adjustment is applied to the market energy price to reflect the price differential between the market price delivery point and the counterparty delivery point. The historical relationship between the delivery points is reviewed and a discount (below 100%) or premium (above 100%) is derived. This comparison is done for both peak times when demand is high and off peak times when demand is low. If the basis adjustment is lowered, the fair value measurement will decrease, and if the basis adjustment is increased, the fair value measurement will increase.

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

The following table presents the significant unobservable inputs used in the pricing model as of December 31:

	Model Input
Significant Unobservable Inputs	2016	2015
Basis adjustment:
On peak	91.9%	96.9%
Off peak	93.4%	95.1%
Counterparty fuel mix:
Internal generation	55%-75%	60%-75%
Purchased power	45%-25%	40%-25%

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

The following table summarizes the changes in Level 3 assets and liabilities measured at fair value on a recurring basis.

(In thousands)	2016	2015	2014
Balance as of January 1,	$(53,501)	$(53,986)	$(64,628)
Realized and unrealized gains (losses):
Included in regulatory liabilities	3,195	484	10,642
Included in other comprehensive income	-	-	-
Included in earnings	(5,347)	(6,635)	5,129
Included in current assets	(142)	-	-
Purchases	23,346	23,052	26,382
Sales	-	-	-
Issuances	-	-	-
Settlements	(17,857)	(16,416)	(31,511)
Transfers in and/or out of Level 3	-	-	-
Balance as of December 31,	$(50,306)	$(53,501)	$(53,986)
Total gains (losses) included in earnings attributed to the
change in unrealized gains (losses) related to assets and
liabilities held at December 31,(c)	$-	$-	$-

The following table presents total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis (c).

(In thousands)
Year Ended December 31,	2016	2015	2014
Purchased power expense	$(5,262)	$(6,663)	$5,137
Cost of gas sold expense	(85)	28	(8)
Total	$(5,347)	$(6,635)	$5,129

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

On a consolidated and separate company basis, the income tax provision consists of the following provision (benefit) components for the years ended December 31:

	MGE Energy			MGE
(In thousands)	2016	2015	2014	2016	2015	2014
Current payable:
Federal	$16,908	$16,837	$(891)	$17,521	$19,295	$637
State	3,287	2,774	(589)	3,497	3,443	(451)
Net-deferred:
Federal	17,571	15,951	39,284	16,391	13,538	38,553
State	4,850	5,976	10,600	4,485	5,305	10,625
Amortized investment tax credits	(103)	(175)	(219)	(103)	(175)	(219)
Total income tax provision	$42,513	$41,363	$48,185	$41,791	$41,406	$49,145

The consolidated income tax provision differs from the amount computed by applying the statutory federal income tax rate to income before income taxes, as follows:

	MGE Energy			MGE
	2016	2015	2014	2016	2015	2014
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	5.1%	5.2%	5.1%	5.1%	5.2%	5.1%
Amortized investment tax credits	(0.1)%	(0.2)%	(0.2)%	(0.1)%	(0.2)%	(0.2)%
Credit for electricity from wind energy	(1.6)%	(1.8)%	(1.7)%	(1.7)%	(1.8)%	(1.7)%
Domestic manufacturing deduction	(1.3)%	(1.4)%	-%	(1.3)%	(1.4)%	-%
AFUDC equity, net	(0.2)%	(0.1)%	(0.8)%	(0.2)%	(0.1)%	(0.8)%
Other, net, individually insignificant	(0.9)%	-%	0.1%	(0.9)%	-%	0.1%
Effective income tax rate	36.0%	36.7%	37.5%	35.9%	36.7%	37.5%

The significant components of deferred tax liabilities (assets) that appear on the consolidated balance sheets as of December 31 are as follows:

	MGE Energy		MGE
(In thousands)	2016	2015	2016	2015
Property-related	$344,721	$327,918	$344,630	$327,822
Investment in ATC(a)	71,898	38,213	-	30,382
Bond transactions	1,324	1,422	1,324	1,422
Pension and other postretirement benefits	63,516	57,697	63,516	57,697
Derivatives	20,304	21,660	20,304	21,660
Tax deductible prepayments	8,404	8,011	8,404	8,011
Other	16,606	14,997	16,571	14,831
Gross deferred income tax liabilities	526,773	469,918	454,749	461,825
Investment in ATC(a)	(31,212)	-	-	-
Accrued expenses	(22,410)	(21,391)	(22,410)	(21,391)
Pension and other postretirement benefits	(48,860)	(46,582)	(48,860)	(46,582)
Deferred tax regulatory account	(903)	(1,047)	(903)	(1,047)
Derivatives	(20,304)	(21,660)	(20,304)	(21,660)
Other	(19,340)	(18,523)	(19,224)	(18,589)
Gross deferred income tax assets	(143,029)	(109,203)	(111,701)	(109,269)
Less valuation allowance	69	70	69	70
Net deferred income tax assets	(142,960)	(109,133)	(111,632)	(109,199)
Deferred income taxes	$383,813	$360,785	$343,117	$352,626

(a)

As of December 1, 2016, MGE transferred its ownership interest in ATC to MGE Energy, resulting in a deferred intercompany gain and a corresponding step-up in tax basis.

Our state valuation allowance reduces MGE Energy's and MGE's deferred tax assets for state carryforward losses to estimated realizable value due to the uncertainty of future income estimates in various state tax jurisdictions. For tax purposes, as of December 31, 2016, both MGE Energy and MGE had approximately $1.4 million of state tax net operating loss deductions subject to a valuation allowance that expire between 2020 and 2023 if unused.

b.

Accounting for Uncertainty in Income Taxes - MGE Energy and MGE.

MGE Energy and MGE account for the difference between the tax benefit amount taken on prior year tax returns, or expected to be taken on a current year tax return, and the tax benefit amount recognized in the financial statements as an unrecognized tax benefit.

A tabular reconciliation of unrecognized tax benefits and interest from January 1, 2014, to December 31, 2016, is as follows:

(In thousands)
Unrecognized Tax Benefits:	2016	2015	2014
Unrecognized tax benefits, January 1,	$2,528	$2,365	$2,363
Additions based on tax positions related to the current year	452	488	610
Additions based on tax positions related to the prior years	39	520	618
Reductions based on tax positions related to the prior years	(532)	(845)	(1,226)
Unrecognized tax benefits, December 31,	$2,487	$2,528	$2,365

(In thousands)
Interest on Unrecognized Tax Benefits:	2016	2015	2014
Accrued interest on unrecognized tax benefits, January 1,	$311	$92	$101
Reduction in interest expense on uncertain tax positions	(27)	(102)	(97)
Interest expense on uncertain tax positions	104	321	88
Accrued interest on unrecognized tax benefits, December 31,	$388	$311	$92

Unrecognized tax benefits are liabilities shown with "Other deferred liabilities" on the consolidated balance sheets. The interest component is offset by a regulatory asset.

At December 31, 2016, 2015, and 2014, MGE Energy and MGE had unrecognized tax benefits primarily related to temporary tax differences associated with the change in income tax method of accounting for electric generation and electric and gas distribution repairs. In addition, at December 31, 2016, MGE Energy and MGE had unrecognized tax benefits relating to permanent differences and tax credits of less than $0.1 million. There were no unrecognized tax benefits at December 31, 2015 or 2014, related to federal permanent differences and tax credits.

The unrecognized tax benefits at December 31, 2016, are not expected to significantly increase or decrease within the next twelve months. In addition, statutes of limitations will expire for MGE Energy and MGE tax returns. The impact of the statutes of limitations expiring is not anticipated to be material. The following table shows tax years that remain subject to examination by major jurisdiction:

Taxpayer	Open Years
MGE Energy and consolidated subsidiaries in federal return	2013 through 2016
MGE Energy Wisconsin combined reporting corporation return	2012 through 2016

13.

Pension Plans and Other Postretirement Benefits - MGE Energy and MGE.

MGE maintains qualified and nonqualified pension plans, health care, and life insurance benefits, and defined contribution 401(k) benefit plans for its employees and retirees. MGE's costs for the 401(k) plans were $3.1 million, $2.8 million, and $2.5 million in 2016, 2015, and 2014, respectively. A measurement date of December 31 is utilized for all pension and postretirement benefit plans.

All employees hired after December 31, 2006, have been enrolled in the defined contribution pension plan, rather than the defined benefit pension plan previously in place.

a.

Benefit Obligations and Plan Assets.

(In thousands)	Pension Benefits		Other Postretirement Benefits
Change in Benefit Obligations:	2016	2015	2016	2015
Net benefit obligation at beginning of year	$332,565	$340,233	$74,935	$78,478
Service cost	5,365	7,263	1,271	1,559
Interest cost	12,393	13,766	2,681	3,075
Plan participants' contributions	-	-	767	741
Actuarial loss (gain)(a)	11,412	(17,576)	2,638	(5,828)
Gross benefits paid	(12,179)	(11,121)	(3,637)	(3,280)
Less: federal subsidy on benefits paid(b)	-	-	187	190
Benefit obligation at end of year	$349,556	$332,565	$78,842	$74,935

Change in Plan Assets:
Fair value of plan assets at beginning of year	$290,716	$288,548	$40,170	$38,952
Actual return on plan assets	24,181	4,153	3,236	603
Employer contributions	9,215	9,136	2,641	3,154
Plan participants' contributions	-	-	767	741
Gross benefits paid	(12,179)	(11,121)	(3,637)	(3,280)
Fair value of plan assets at end of year	$311,933	$290,716	$43,177	$40,170
Funded Status at December 31	$(37,623)	$(41,849)	$(35,665)	$(34,765)

(a)

In 2016, lower discount rates were the main driver of the actuarial loss.

(b)

In 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 was signed into law authorizing Medicare to provide prescription drug benefits to retirees. For the years ended December 31, 2016 and 2015, the subsidy due to MGE was $0.2 million.

The accumulated benefit obligation for the defined benefit pension plans at the end of 2016 and 2015 was $319.9 million and $302.5 million, respectively.

The amounts recognized in the consolidated balance sheets to reflect the funded status of the plans at December 31 are as follows:

	Pension Benefits		Other Postretirement Benefits
(In thousands)	2016	2015	2016	2015
Long-term asset	$2,020	$-	$-	$-
Current liability	(972)	(966)	-	(52)
Long-term liability	(38,671)	(40,883)	(35,665)	(34,713)
Net liability	$(37,623)	$(41,849)	$(35,665)	$(34,765)

The following table shows the amounts that have not yet been recognized in our net periodic benefit cost as of December 31 and are recorded as regulatory assets in our consolidated balance sheets:

	Pension Benefits		Other Postretirement Benefits
(In thousands)	2016	2015	2016	2015
Net actuarial loss	$84,656	$80,660	$14,728	$13,086
Prior service benefit	(446)	(436)	(12,489)	(15,158)
Transition obligation	-	-	26	29
Total	$84,210	$80,224	$2,265	$(2,043)

The projected benefit obligation and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets were as follows:

(In thousands)	Pension Benefits
Projected Benefit Obligation in Excess of Plan Assets	2016	2015
Projected benefit obligation, end of year	$227,739	$332,565
Fair value of plan assets, end of year	188,096	290,716

The accumulated benefit obligation and fair value of plan assets for pension plans with an accumulated benefit obligation in excess of plan assets were as follows:

(In thousands)	Pension Benefits
Accumulated Benefit Obligation in Excess of Plan Assets	2016	2015
Accumulated benefit obligation, end of year	$26,927	$24,606
Fair value of plan assets, end of year	-	-

b.

Net Periodic Cost.

(In thousands)	Pension Benefits			Other Postretirement Benefits
Components of Net Periodic Cost (Benefit):	2016	2015	2014	2016	2015	2014
Service cost	$5,365	$7,263	$6,179	$1,271	$1,559	$1,339
Interest cost	12,393	13,766	13,574	2,681	3,075	3,166
Expected return on assets	(22,365)	(22,682)	(22,051)	(2,829)	(2,812)	(2,615)
Amortization of:
Transition obligation	-	-	-	3	3	3
Prior service cost (benefit)	10	23	204	(2,669)	(2,669)	(2,669)
Actuarial loss	5,600	5,395	703	589	953	252
Net periodic cost (benefit)	$1,003	$3,765	$(1,391)	$(954)	$109	$(524)

c.

Plan Assumptions.

The weighted-average assumptions used to determine the benefit obligations were as follows for the years ended December 31:

	Pension Benefits		Other Postretirement Benefits
	2016	2015	2016	2015
Discount rate(a)	4.29%	4.51%	4.11%	4.32%
Rate of compensation increase	3.71%	3.78%	N/A	N/A
Assumed health care cost trend rates:
Health care cost trend rate assumed for next year	N/A	N/A	6.25%	6.5%
Rate to which the cost trend rate is assumed to
decline (the ultimate trend rate)	N/A	N/A	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	N/A	N/A	2022	2022

(a)

In 2015, MGE refined its methodology for using discount rates to measure the components of net periodic benefit cost. The refined methodology uses individual spot rates, instead of a weighted average of the yield curve spot rates, for measuring the service cost and interest cost components.

The weighted-average assumptions used to determine the net periodic cost were as follows for the years ended December 31:

	Pension Benefits			Other Postretirement Benefits
	2016	2015	2014	2016	2015	2014
Discount rate	4.51%	4.11%	4.88%	4.32%	3.96%	4.69%
Expected rate of return on plan assets	7.65%	7.80%	8.10%	6.96%	7.06%	7.07%
Rate of compensation increase	3.76%	3.84%	3.93%	N/A	N/A	N/A

The assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. The following table shows how an assumed 1% increase or 1% decrease in health care cost trends could impact postretirement benefits in 2016 dollars:

(In thousands)	1% Increase	1% Decrease
Effect on other postretirement benefit obligation	$1,175	$(1,479)
Effect on total service and interest cost components	54	(67)

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

The asset allocation for MGE's pension plans at the end of 2016 and 2015, and the target allocation for 2017, by asset category, follows:

	Target Allocation	Percentage of Plan Assets at Year End
		2016	2015
Equity securities(a)	63.0%	65.0%	63.0%
Fixed income securities	30.0%	27.0%	29.0%
Real estate	7.0%	8.0%	8.0%
Total	100.0%	100.0%	100.0%

(a) Target allocations for equity securities are broken out as follows: 45.5% United States equity, 17.5% non-United States equity.

The fair value of plan assets for the postretirement benefit plans is $43.2 million and $40.2 million at the end of 2016 and 2015, respectively. Of this amount, $37.0 million and $34.1 million at the end of 2016 and 2015, respectively, were held in the master pension trust and are allocable to postretirement health expenses. The target asset allocation and investment strategy for the portion of assets held in the master pension trust are the same as that explained for MGE's pension plans. The remainder of postretirement benefit assets are held either in an insurance continuance fund for the payment of retiree life benefits or health benefit trusts for payment of retiree health premiums. The asset allocation for the insurance continuance fund is determined by the life insurer. The target asset allocation for the health benefit trusts are established based on a similar investment strategy as assets held in the master pension trust, with consideration for liquidity needs in the health benefit trusts.

e.

Concentrations of Credit Risk.

MGE evaluated its pension and other postretirement benefit plans' asset portfolios for the existence of significant concentrations of credit risk as of December 31, 2016. Types of concentrations that were evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, and foreign country. As of December 31, 2016, there were no significant concentrations (defined as greater than 10 percent of plan assets) of risk in MGE pension and postretirement benefit plan assets.

f.

Fair Value Measurements of Plan Assets.

Pension and other postretirement benefit plan investments are recorded at fair value. See Footnote 11 for more information regarding the fair value hierarchy.

The following descriptions are the categories of underlying plan assets held within the pension and other postretirement benefit plans as of December 31, 2016:

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

Insurance Continuance Fund (ICF) – The ICF is a supplemental retirement plan that includes assets that have been segregated and restricted to pay retiree term life insurance premiums.

Fixed Rate Fund – The Fixed Rate fund is supported by an underlying portfolio of fixed income securities, including public bonds, commercial mortgages, and private placement bonds. Public market data and GAAP reported market values are used when available to determine fair value.

All of the fair values of MGE's plan assets are measured using net asset value, except for cash and cash equivalents which are considered level 1 investments. The fair values of MGE's plan assets by asset category are as follows:

(In thousands)	2016	2015
Cash and Cash Equivalents	$284	$300
Equity Securities:
U.S. Large Cap	107,406	98,949
U.S. Mid Cap	25,966	22,446
U.S. Small Cap	33,836	27,561
International Blend	59,054	55,948
Fixed Income Securities:
Short-Term Fund	4,318	3,388
High Yield Bond	17,978	16,225
Long Duration Bond	71,512	73,112
Real Estate	29,441	27,231
Insurance Continuance Fund	1,514	1,518
Fixed Rate Fund	3,801	4,208
Total	$355,110	$330,886

g.

Expected Cash Flows.

Contributions to the qualified plans for 2017 were $6.0 million, which was paid in January 2017. MGE does not expect to make contributions to the plans for 2018. The contributions for years after 2018 are not yet currently estimated. MGE has adopted the asset smoothing as permitted in accordance with the Pension Protection Act of 2006, including modifications made by WRERA.

Due to uncertainties in the future economic performance of plan assets, discount rates, and other key assumptions, estimated contributions are subject to change. MGE may also elect to make additional discretionary contributions.

In 2016, MGE made $14.5 million in employer contributions to its pension and postretirement plans.

h.

Benefit Payments.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

	Pension	Other Postretirement Benefits
(In thousands)	Pension Benefits	Gross Postretirement Benefits	Expected Medicare Part D Subsidy	Net Postretirement Benefits
2017	$13,468	$3,623	$(232)	$3,391
2018	14,618	3,998	(252)	3,746
2019	15,632	4,442	(274)	4,168
2020	16,429	4,932	(302)	4,630
2021	17,263	5,442	(326)	5,116
2022 - 2026	99,725	31,065	(2,122)	28,943

14.

Share-Based Compensation - MGE Energy and MGE.

Under MGE Energy's Director Incentive Plan and Performance Unit Plan, non-employee directors and eligible employees may receive performance units that entitle the holder to receive a cash payment equal to the value of a designated number of shares of MGE Energy's common stock, plus dividend equivalent payments thereon, at the end of the set performance period. In accordance with the plans' provisions, these awards are subject to prescribed vesting schedules and must be settled in cash. Accordingly, no shares of common stock will be issued in connection with the plans.

On the grant date, MGE Energy and MGE measure the cost of the director or employee services received in exchange for a performance unit award based on the current market value of MGE Energy common stock. The fair value of the awards is re-measured quarterly, including at December 31, 2016, as required by applicable accounting standards. Changes in fair value as well as the original grant are recognized as compensation cost. Since this amount is re-measured throughout the vesting period, the compensation cost is subject to variability.

Units granted under the Director Incentive Plan are subject to a three-year vesting schedule. The most recent three years of units granted under this plan are as follows:

Grant Date	MGE Energy Units Granted
January 20, 2017	4,032
January 15, 2016	3,773
January 16, 2015	3,794

Units granted under the Performance Unit Plan are subject to a five-year vesting schedule. The most recent units granted under this plan are as follows:

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

During the years ended December 31, 2016, 2015, and 2014, MGE recorded $3.1 million, $1.0 million, and $2.0 million, respectively, in compensation expense as a result of awards under the plans. In January 2016, cash payments of $1.2 million were distributed relating to awards that were granted in 2011. During the year ended December 31, 2015, MGE recorded a $0.2 million gain on 4,676 units forfeited. No forfeitures occurred during the years ended December 31, 2016 and 2014. At December 31, 2016, $6.9 million of outstanding awards are vested, and of this amount, no cash settlements have occurred.

88

15.

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

b.

Notional Amounts.

The gross notional volume of open derivatives is as follows:

	December 31, 2016	December 31, 2015
Commodity derivative contracts	393,395 MWh	355,580 MWh
Commodity derivative contracts	4,195,000 Dth	5,037,500 Dth
FTRs	2,251 MW	2,000 MW
PPA	3,250 MW	3,850 MW

c.

Financial Statement Presentation.

MGE purchases and sells exchange-traded and over-the-counter options, swaps, and future contracts. These arrangements are primarily entered into to help stabilize the price risk associated with gas or power purchases. These transactions are employed by both MGE's gas and electric segments. Additionally, as a result of the firm transmission agreements that MGE holds on electricity transmission paths in the MISO market, MGE holds FTRs. An FTR is a financial instrument that entitles the holder to a stream of revenues or charges based on the differences in hourly day-ahead energy prices between two points on the transmission grid. The fair values of these instruments are offset with a corresponding regulatory asset/liability depending on whether they are in a net loss/gain position. Depending on the nature of the instrument, the gain or loss associated with these transactions will be reflected as cost of gas sold, fuel for electric generation, or purchased power expense in the delivery month applicable to the instrument. At December 31, 2016, the fair value of exchange traded derivatives and FTRs exceeded their cost basis by $1.3 million. At December 31, 2015, the cost basis of exchange traded derivatives and FTRs exceeded their fair value by $0.8 million.

MGE is a party to a purchased power agreement that provides MGE with firm capacity and energy during a base term from June 1, 2012, through May 31, 2022. The agreement also allows MGE an option to extend the contract after the base term. The agreement is accounted for as a derivative contract and is recognized at its fair value on the consolidated balance sheets. However, the derivative qualifies for regulatory deferral and is recognized with a corresponding regulatory asset or liability depending on whether the fair value is in a loss or gain position. The fair value of the contract at December 31, 2016 and 2015, reflects a loss position of $50.6 million and $53.3 million, respectively. The actual cost will be recognized in purchased power expense in the month of purchase.

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

	Derivative Assets	Derivative Liabilities
(In thousands)			Balance Sheet Location
December 31, 2016
Commodity derivative contracts(a)	$1,227	$164	Other current assets
Commodity derivative contracts(a)	157	54	Other deferred charges
FTRs	143	-	Other current assets
PPA	N/A	7,620	Derivative liability (current)
PPA	N/A	42,970	Derivative liability (long-term)

December 31, 2015
Commodity derivative contracts(a)	$146	$1,266	Derivative liability (current)
Commodity derivative contracts(a)	144	70	Derivative liability (long-term)
FTRs	234	-	Other current assets
PPA	N/A	8,340	Derivative liability (current)
PPA	N/A	44,930	Derivative liability (long-term)

(a)

As of December 31, 2015, collateral of $1.0 million was posted against and netted with derivative liability positions on the consolidated balance sheets. No collateral was posted against derivative positions as of December 31, 2016.

The following tables show the effect of netting arrangements for recognized derivative assets and liabilities that are subject to a master netting arrangement or similar arrangement on the consolidated balance sheets.

Offsetting of Derivative Assets

	Gross Amounts	Gross Amounts Offset in Balance Sheets	Collateral Posted Against Derivative Positions	Net Amount Presented in Balance Sheets

(In thousands)
December 31, 2016
Commodity derivative contracts	$1,384	$(218)	$-	$1,166
FTRs	143	-	-	143

December 31, 2015
Commodity derivative contracts	$290	$(290)	$-	$-
FTRs	234	-	-	234

Offsetting of Derivative Liabilities

	Gross Amounts	Gross Amounts Offset in Balance Sheets	Collateral Posted Against Derivative Positions	Net Amount Presented in Balance Sheets

(In thousands)
December 31, 2016
Commodity derivative contracts	$218	$(218)	$-	$-
PPA	50,590	-	-	50,590

December 31, 2015
Commodity derivative contracts	$1,336	$(290)	$(1,038)	$8
PPA	53,270	-	-	53,270

The following tables summarize the unrealized and realized gains (losses) related to the derivative instruments on the consolidated balance sheets at December 31, 2016 and 2015, and the consolidated income statements for the years ended December 31, 2016 and 2015.

	2016		2015
	Current and Long-Term Regulatory Asset	Other Current Assets	Current and Long-Term Regulatory Asset	Other Current Assets
(In thousands)
Balance at January 1,	$54,082	$1,208	$54,998	$1,001
Unrealized loss	1,575	-	8,586	-
Realized (loss) gain reclassified to a deferred account	(1,060)	1,060	(2,953)	2,953
Realized loss reclassified to income statement	(5,316)	(2,038)	(6,549)	(2,746)
Balance at December 31,	$49,281	$230	$54,082	$1,208

	Realized Losses (Gains)
	2016		2015
	Fuel for Electric Generation/ Purchased Power	Cost of Gas Sold	Fuel for Electric Generation/ Purchased Power	Cost of Gas Sold

(In thousands)
Year Ended December 31:
Commodity derivative contracts	$1,154	$2,064	$2,236	$2,548
FTRs	(445)	-	(309)	-
PPA	4,581	-	4,820	-

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

The PPA has a provision that may require MGE to post collateral if MGE's debt rating falls below investment grade (i.e., below BBB-). The amount of collateral that it may be required to post varies from $20.0 million to $40.0 million, depending on MGE's nominated capacity amount. As of December 31, 2016, no collateral is required to be, or has been, posted. Certain counterparties extend MGE a credit limit. If MGE exceeds these limits, the counterparties may require collateral to be posted. As of December 31, 2016, no counterparties were in a net liability position. As of December 31, 2015, certain counterparties were in a net liability of less than $0.1 million.

Nonperformance of counterparties to the non-exchange traded derivatives could expose MGE to credit loss. However, MGE enters into transactions only with companies that meet or exceed strict credit guidelines, and it monitors these counterparties on an ongoing basis to mitigate nonperformance risk in its portfolio. As of December 31, 2016, no counterparties have defaulted.

16.

Rate Matters - MGE Energy and MGE.

a.

Rate Proceedings.

On December 15, 2016, the PSCW authorized MGE to decrease 2017 rates for retail electric customers by 0.8% or $3.3 million and to increase rates for retail gas customers by 1.9% or $3.1 million. The decrease in retail electric rates is attributable to declining fuel and purchased power costs. The increase in retail gas rates covers costs associated with MGE's natural gas system infrastructure improvements. The authorized return on common stock equity for 2017 is 9.8% on 57.2% common equity. The PSCW also approved MGE's request to extend the current accounting treatment for transmission related costs through 2018.

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

b.

Fuel Rules.

Fuel rules require the PSCW and Wisconsin utilities to defer electric fuel-related costs that fall outside a symmetrical cost tolerance band around the amount approved for a utility in its annual fuel proceedings. Any over/under recovery of the actual costs in a year is determined in the following year and is then reflected in future billings to electric retail customers. The fuel rules bandwidth is currently set at plus or minus 2%. Under fuel rules, MGE would defer costs, less any excess revenues, if its actual electric fuel costs exceeded 102% of the electric fuel costs allowed in its latest rate order. Excess revenues are defined as revenues in the year in question that provide MGE with a greater return on common equity than authorized by the PSCW in MGE's latest rate order. Conversely, MGE is required to defer the benefit of lower costs if actual electric fuel costs were less than 98% of the electric fuel costs allowed in that order.

In August 2015, the PSCW approved a $0.00256/kWh fuel credit that began on September 1, 2015, and continued throughout 2016. The fuel credit established a mechanism to return $10.9 million of fuel savings to electric customers as a bill credit. MGE returned $2.6 million of electric fuel-related savings to customers through bill credits during the period from September 1, 2015, through December 31, 2015. MGE returned $8.3 million of electric fuel-related savings during the year ended December 31, 2016.

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

As of December 31, 2016, MGE has deferred $5.6 million of 2016 fuel savings that were in excess of the fuel savings included within the fuel credits referenced above. These costs will be subject to the PSCW's annual review of 2016 fuel costs, expected to be completed in 2017.

92

17.

Commitments and Contingencies.

a.

Purchase Contracts - MGE Energy and MGE.

MGE Energy and MGE have entered into various commodity supply, transportation, and storage contracts to meet their obligations to deliver electricity and natural gas to customers. As of December 31, 2016, the future minimum commitments related to these purchase contracts were as follows:

(In thousands)	2017	2018	2019	2020	2021	Thereafter
Coal(a)	$21,246	$14,763	$7,281	$-	$-	$-
Natural gas
Transportation and storage(b)	20,859	20,645	19,483	15,226	8,443	23,331
Supply(c)	17,783	-	-	-	-	-
Purchase power(d)	48,056	46,563	33,670	32,577	33,266	66,231
Other	14,902	324	143	-	-	-
	$122,846	$82,295	$60,577	$47,803	$41,709	$89,562

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

(d)

MGE has several purchase power agreements to help meet future electric supply requirements. Management expects to recover these costs in future customer rates. In October 2008, MGE entered into a purchase power agreement to help meet future electric supply requirements. Under this agreement, MGE has agreed to purchase 50 MW of wind power from Osceola Windpower II, LLC, which is located in Iowa. This facility became operational in October 2008. MGE does not have any capacity payment commitments under this agreement. However, MGE is obligated to purchase its ratable share of the energy produced by the project. MGE's commitment related to its ratable share of energy produced by the project has been estimated and is included in the above numbers. Management expects to recover these costs in future customer rates.

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

Future minimum rental payments at December 31, 2016, under agreements classified as operating leases with noncancelable terms in excess of one year are as follows:

(In thousands)	2017	2018	2019	2020	2021	Thereafter
Minimum lease payments	$1,331	$959	$441	$310	$278	$8,020

Rental expense under operating leases totaled $2.0 million, $2.1 million, and $2.5 million for 2016, 2015, and 2014, respectively.

c.

Environmental - MGE Energy and MGE.

Water Quality

Water quality regulations promulgated by the EPA and WDNR in accordance with the Federal Water Pollution Control Act, or more commonly known as the Clean Water Act (CWA), impose restrictions on discharges of various pollutants into surface waters. The CWA also regulates surface water quality issues that affect aquatic life, such as water temperatures, intake structures, and wetlands filling. The CWA also includes discharge standards, which require the use of effluent-treatment processes equivalent to categorical "best practicable" or "best available" technologies. The CWA regulates discharges from "point sources," such as power plants, through establishing discharge limits in water discharge permits. MGE's power plants operate under Wisconsin Pollution Discharge Elimination System (WPDES) permits issued by the WDNR to ensure compliance with these discharge limits. Permits are subject to periodic renewal.

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

EPA Cooling Water Intake Rules (Section 316(b))

Section 316(b) of the Clean Water Act requires that the cooling water intake structures at electric power plants meet best available technology standards so that mortality from entrainment (drawing aquatic life into a plant's cooling system) and impingement (trapping aquatic life on screens) are reduced. The EPA finalized its 316(b) rule for existing facilities in 2014. Section 316(b) requirements are implemented in Wisconsin through modifications to plants' WPDES permits, which govern plant wastewater discharges. The WDNR is currently developing guidance and rules to implement the EPA 316(b) rule.

Our WCCF, Blount, and Columbia plants are considered existing plants under this rule. Our WCCF facility already employs a system that meets the 316(b) rule. Our Blount plant has conducted historical studies that will show that it will likely be in compliance with this rule when its WPDES permit is renewed in 2017. The operator of our Columbia plant is conducting an intake study to demonstrate compliance with the 316(b) rule and/or identify design criteria needed to meet the new rule requirements prior to Columbia's 2017 WPDES permit renewal. The exact requirements at Blount and Columbia, however, will not be known until the WDNR finalizes its rule, approves the plant operators' approach, and those sites' WPDES permits are modified to account for this rule. Nonetheless, MGE expects that the 316(b) rule will not have material effects on its existing plants.

Energy Efficiency and Renewables

The Wisconsin Energy Efficiency and Renewables Act requires that 10% of the state's electricity be generated from renewable sources. MGE is in compliance with the requirement. The costs to comply with the Act and its accompanying regulations are being recovered in rates.

Air Quality

Federal and state air quality regulations impose restrictions on various emissions including emissions of particulate matter (PM), sulfur dioxide (SO2), nitrogen oxides (NOx), and other pollutants, and require permits for operation of emission sources. These permits have been obtained by MGE and must be renewed periodically. Current EPA initiatives under the Clean Air Act, including a recent update to the Cross-State Air Pollution Rule (CSAPR), and recently revised National Ambient Air Quality Standards (NAAQS) for ozone have the potential to result in additional operating and capital expenditure costs for MGE.

EPA's Greenhouse Gas (GHG) Reduction Guidelines under the Clean Air Act 111(d) Rule

In October 2015, the EPA finalized its Clean Power Plan (CPP) rule with an effective date of December 2015, setting guidelines and approval criteria for states to use in developing plans to control GHG emissions from existing fossil fuel-fired electric generating units (EGUs) and systems. Implementation of the rule is expected to have a direct impact on existing coal and natural gas fired generating units, including possible changes in dispatch and additional operating costs.

In October 2015, many states (including Wisconsin) and other litigants filed petitions with the U.S. Court of Appeals for the District of Columbia Circuit asking for a stay of the CPP rule, and seeking expedited review of the petitioners' challenges to the CPP's legality. The parties' request to stay the rule was denied by the D.C. Circuit on January 20, 2016, but the D.C. Circuit issued an expedited schedule for resolving the merits of the litigation. On January 26, 2016, several parties filed a request for a stay of the CPP with the U.S. Supreme Court.

On February 9, 2016, the U.S. Supreme Court issued a stay blocking implementation of the CPP pending the Court's own review. The CPP may not be implemented until the Supreme Court lifts the stay, presumably after the courts ultimately resolve the underlying legality of the rule. Oral arguments were held before the D.C. Circuit in September 2016 and a decision by the D.C. Circuit is expected in 2017.

Given the pending legal proceedings, the nature and timing of any final requirements is subject to uncertainty. If the rule remains substantially in its present form, it is expected to have a material impact on MGE.

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

Ozone NAAQS

In October 2015, the EPA revised the primary and secondary ozone NAAQS, lowering each to 70 ppb. The rule became effective in December 2015. In November 2016, the EPA introduced a proposed implementation rule for the revised standard. Based on current ozone monitoring data, it appears that Milwaukee County (where our Elm Road Units are located) will likely not attain the lowered standards, and Dane and Columbia Counties (where our WCCF/Blount and Columbia Units are located, respectively) may attain them. Final attainment designations for these three counties will be based upon air monitoring data for years 2014-2016. The EPA will finalize the designations by October 1, 2017 based on that data. Once these EPA designations are complete, the State of Wisconsin will need to develop implementation plans for each county designated as nonattainment, which could affect operations and emission control obligations for plants located within the nonattainment counties.

The State of Wisconsin has joined a lawsuit filed by several states challenging the EPA's new ozone standard, alleging that the new standard is not attainable and the EPA is not properly considering background levels in setting its ozone attainment levels. Oral arguments in this case are scheduled to begin in April 2017. MGE will continue to monitor the EPA's progress on attainment designations and related litigation to assess potential impacts at our facilities, particularly our Elm Road Units.

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

EPA's Cross-State Air Pollution Rule: Proposed Ozone Season Update based on 2008 Ozone NAAQS

The EPA's Cross-State Air Pollution Rule (CSAPR) is an interstate air pollution transport rule designed to reduce ozone and fine particulate (PM2.5) air levels in areas that the EPA has determined are being affected by pollution from neighboring and upwind states. This is accomplished in the CSAPR through a reduction in SO2 and NOx from qualifying fossil-fuel fired power plants in upwind or "contributing" states. NOx and SO2 contribute to fine particulate pollution, and NOx contributes to ozone formation. Reductions are achieved through a cap and trade system. Individual plants can meet their caps through modifications and/or buying allowances on the market.

In October 2016, the EPA finalized rulemaking for an update to CSAPR that incorporated 2008 Ozone NAAQS levels into the rule (the original CSAPR is based on 1997 Ozone NAAQS levels). The update affects 22 states, including Wisconsin, by further limiting statewide NOx allowances in each of those states. The rule also includes revisions to CSAPR that are designed to address issues remaining from the D.C. Circuit remand of CSAPR, including Wisconsin's inclusion in the NOx ozone season portion of the rule. The State of Wisconsin filed a legal challenge to the CSAPR update rule asserting, among other things, that the rule over-controls NOx emissions in Wisconsin.

The CSAPR Update rule will further reduce summertime (or Ozone Season) NOx emissions allocations from power plants starting in 2017. MGE intends to meet the rule requirements through a combination of owned, received, and purchased. Depending on the number of allocations MGE receives for ozone season, the number of allocations that MGE must purchase, and the cost of allocations, this requirement could be material for MGE.

Clean Air Visibility Rule (CAVR)

Columbia is subject to the best available retrofit technology (BART) regulations, a subsection of the EPA's Clean Air Visibility Rule (CAVR), which may require pollution control retrofits. Columbia's existing pollution control upgrades, and the EPA's stance that compliance with the CSAPR equals compliance with BART, should mean that Columbia will not need to do additional work to meet BART requirements. At this time, however, the BART regulatory obligations, compliance strategies, and costs remain uncertain due to the continued legal challenges surrounding CSAPR and CAVR.

In December 2016, the EPA introduced a final rule (posted online but not yet scheduled for publication in the Federal Register) extending state implementation plan deadlines by three years from 2018 to 2021 for the next implementation phase of the CAVR, which goes beyond BART and may affect utilities. This extension would allow for states to coordinate their CAVR compliance with other compliance efforts, which should lessen the burden to comply. It is too early to determine if the rule will affect MGE. MGE will continue to monitor developments.

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

The Columbia and Elm Road Units co-owners and plant operators are working through the phased requirements to plan and implement changes necessary at those facilities to meet design criteria. Review of our Elm Road Units has indicated that the costs to comply with this rule are not expected to be significant. Columbia's operator has developed a preliminary implementation schedule for meeting the various deadlines spelled out in the rule. Costs at Columbia will be dependent on what is determined during the evaluation stage. Management believes compliance costs will be recovered in future rates based on previous treatment of environmental compliance projects.

Columbia

Based upon current available information, compliance with various environmental requirements and initiatives is expected to result in significant additional operating and capital expenditures at Columbia as noted below.

Columbia Clean Air Act Litigation

Columbia is a coal-fired generating station operated by WPL in which WPL, WPSC, and MGE have ownership interests. In December 2009, the EPA sent a Notice of Violation (NOV) to the co-owners, including MGE. The NOV alleged that WPL, which is the plant operator, and the Columbia co-owners failed to comply with appropriate pre-construction review and permitting requirements and, as a result, violated the Prevention of Significant Deterioration program requirements, Title V Operating Permit requirements of the CAA, and the Wisconsin SIP. In June 2013, the court approved and entered a consent decree entered by the EPA, Sierra Club, and the co-owners of Columbia. One of the requirements of the consent decree requires installation of an SCR system at Columbia Unit 2 by December 31, 2018. Installation of the SCR has been approved by the PSCW and is currently under construction. MGE's share of the projected cost for the SCR system is estimated to be $22-$24 million, with expected completion in 2018.

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

e.

Other Commitments.

MGE Energy holds investments in nonpublic entities. From time to time, these entities require additional capital infusions from their investors. MGE Energy has committed to contribute $11.4 million in capital for such infusions. The timing of these infusions is dependent on the needs of the investee and is therefore uncertain at this time.

In addition, MGE Energy has a three year agreement with a venture debt fund expiring in December 2019. MGE Energy has committed to invest up to a total of $1.5 million into this fund. As of December 31, 2016, MGE Energy has $0.4 million remaining in commitments. The timing of infusions is dependent on the needs of the fund and is therefore uncertain at this time.

MGE has several other commitments related to various projects. Payments for these commitments are expected to be as follows:

(In thousands)	2017	2018	2019	2020	2021	Thereafter
Other commitments	$1,317	$1,175	$511	$497	$440	$5,646

18.

Asset Retirement Obligations - MGE Energy and MGE.

MGE recorded an obligation for the fair value of its legal liability for asset retirement obligations (AROs) associated with removal of the West Campus Cogeneration Facility and the Elm Road Units, electric substations, combustion turbine generating units, wind generating facilities, and photovoltaic generating facilities, all of which are located on property not owned by MGE Energy and MGE and would need to be removed upon the ultimate end of the associated leases. The significant conditional AROs identified by MGE included the costs of abandoning in place gas services and mains, the abatement and disposal of equipment and buildings contaminated with asbestos and PCBs, and the proper disposal and removal of tanks, batteries, and underground cable. Changes in management's assumptions regarding settlement dates, settlement methods, or assigned probabilities could have a material effect on the liabilities recorded by MGE at December 31, 2016, as well as the regulatory asset recorded.

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

The following table summarizes the change in AROs. Amounts include conditional AROs.

(In thousands)	2016	2015
Balance at January 1,	$24,360	$19,744
Liabilities incurred(a)	1,303	2,380
Accretion expense	1,269	1,131
Liabilities settled	(110)	(124)
Revisions in estimated cash flows(a)	64	1,229
Balance at December 31,	$26,886	$24,360

(a)

In the second quarter of 2015, MGE recorded an obligation of $2.3 million for the fair value of its legal liability for AROs associated with the effect of the final Coal Combustion Residual Rule at Columbia. An additional $1.3 million was recorded in the fourth quarter, associated with this ARO, based on revised estimates.

19.

Adoption of Accounting Principles and Recently Issued Accounting Pronouncements - MGE Energy and MGE.

a.

Revenue from Contracts with Customers.

In May 2014, the FASB issued authoritative guidance within the Codification's Revenue Recognition topic that provides guidance on the recognition, measurement, and disclosure of revenue from contracts with customers. The new standard establishes a five step model for recognizing and measuring revenue from contracts with customers and replaces existing guidance on revenue recognition. The objective of the new standard is to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries and across capital markets. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services.

MGE Energy and MGE have been assessing the impact of this guidance on revenue streams within the scope of the new standard. All retail electric and gas revenues are tariff rates approved by the PSCW. Based on our evaluation of the new standard, retail revenues will be recognized within the period in which utility service is provided to the customer and the performance obligation is fulfilled, consistent with our current revenue recognition model. Electric revenues for sales to the market represent wholesale sales made to third parties who are not ultimate users of the electricity. These sales may also include bilateral sales to other utilities or power marketers. Revenues for sales to the market will be recognized when the sale is completed within the market operated by MISO, similar to the recognition under our current revenue recognition model. In addition, revenues from the transportation of gas will continue to be recognized upon the performance of services for the respective customer. Based on our assessment of the new standard, revenue recognition for retail revenues, sales to the market, and transportation of gas will be consistent with our current revenue recognition model. However, additional disclosures regarding the nature, amount, timing, and uncertainty of these revenue streams and related cash flows arising from contracts with customers will be required as a result of the new standard.

The Power and Utilities Task Force of the AICPA is formulating a utility industry-specific interpretation of the guidance regarding the collectability threshold of probable within the new standard. The collectability criterion could impact the timing of revenue recognition for uncollectible accounts. The Power and Utilities Task Force of the AICPA is also requesting the FASB issue an industry-specific clarification regarding the accounting treatment of upfront contributions in the aid of construction, also known as CIAC. The final clarification on this topic could result in a material impact on the consolidated financial statements. Management continues to analyze newly-released interpretative guidance and assess the related impacts to the current revenue recognition model.

This authoritative guidance will become effective January 1, 2018, and MGE Energy and MGE anticipate adopting the standard upon the effective date. Adoption of this standard is permitted under one of two methods: the full retrospective method or the modified retrospective method. MGE Energy and MGE are continuing to assess the permitted implementation methods and the impact on our financial statements.

b.

Consolidation.

In February 2015, the FASB issued authoritative guidance within the Codification's Consolidation topic that provides guidance on the evaluation of certain legal entities for consolidation purposes. This authoritative guidance became effective January 1, 2016. This guidance had no impact on our financial statements.

c.

Debt Issuance Costs.

In April 2015, the FASB issued authoritative guidance within the Codification's Interest topic that provides guidance on the presentation of debt issuance costs in financial statements. This authoritative guidance became effective January 1, 2016, and changed the presentation of debt issuance costs on the balance sheet. Prior to the authoritative guidance, debt issuance costs were treated as a deferred asset, and beginning January 1, 2016, these costs are included as a direct deduction to the related debt liability on the consolidated balance sheets. As of December 31, 2016, assets (other deferred assets and other) and liabilities (long-term debt) decreased approximately $3.9 million as a cumulative result of the guidance. In addition, this guidance was applied retrospectively to all prior periods presented, resulting in a decrease to assets and liabilities of $4.3 million for the year ended December 31, 2015.

d.

Financial Instruments.

In January 2016, the FASB issued authoritative guidance within the Codification's Financial Instruments topic that provides guidance on the recognition and measurement of financial instruments. This authoritative guidance will become effective January 1, 2018, and will require equity investments to be measured at fair value with changes in fair value recognized in net income rather than in other comprehensive income. As a result of this guidance, MGE Energy and MGE will no longer have any other comprehensive income. This standard will be applied using a modified retrospective approach, with a cumulative effect adjustment recorded to opening retained earnings as of the beginning of all prior periods presented.

e.

Leases.

In February 2016, the FASB issued authoritative guidance within the Codification's Leases topic that provides guidance on the classification, recognition, measurement, and disclosure of leases. The new leasing standard establishes that a lease conveys the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. Under the new guidance, lessees will be required to recognize all leases with terms greater than one year, including operating leases, on the consolidated balance sheet by recording a right-of-use asset and lease liability. Prior to the authoritative guidance, only capital leases were recognized on the balance sheet by lessees. The new accounting guidance as applied by lessors is materially consistent from that applied under current GAAP.

Management has begun utilizing a bottoms-up approach to analyze the impact of the standard on our lease portfolio. MGE Energy and MGE have been reviewing current accounting policies and procedures to identify potential differences in accounting treatment that would result from applying the requirements of the new standard to our existing lease portfolio. In addition, we are identifying appropriate changes to our business processes, systems, and controls to support recognition and disclosure requirements under the new standard. This authoritative guidance will become effective January 1, 2019, with early adoption permitted. The new leasing standard requires entities to recognize and measure leases at the beginning of the earliest comparative period presented using a modified retrospective approach. MGE Energy and MGE are currently assessing the impact this pronouncement will have on our financial statements.

f.

Restricted Cash.

In November 2016, the FASB issued authoritative guidance within the Codification's Statement of Cash Flows topic that provides guidance on the classification and presentation of changes in restricted cash within the statement of cash flows. The new standard was issued to eliminate a current diversity in practice for the accounting treatment of restricted cash. Under the new guidance, reporting entities will be required to explain the changes in the total of restricted and unrestricted cash and cash equivalents when reconciling the beginning and ending balances on the statement of cash flows. Prior to the authoritative guidance, changes in restricted cash were presented as either cash flows from operating, investing, or financing activities within the statement of cash flows, as appropriate based on the nature of the restriction. Also under the new standard, reporting entities will be required to provide a reconciliation from the balance sheet to the statement of cash flows and disclose the nature of the restrictions of cash. This authoritative guidance will become effective January 1, 2018. Upon the effective date, MGE Energy and MGE will change the presentation of restricted cash to reflect this change in accounting guidance. MGE Energy and MGE will also retrospectively apply the guidance to all prior periods presented. As of December 31, 2016, MGE Energy and MGE had $5.1 million of restricted cash classified within other current assets on the consolidated balance sheets.

20.

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

The transmission investment segment invests, through MGE Transco, in ATC, a company that provides electric transmission services primarily in Wisconsin and MGEE Transco, in ATC Holdco, a company formed to pursue electric transmission development and investments outside of Wisconsin. See Footnote 4 for further discussion.

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

The following table shows segment information for MGE Energy's and MGE's operations:

(In thousands) MGE Energy	Electric	Gas	Non-Regulated Energy	Transmission Investment	All Others	Consolidation/ Elimination Entries	Consolidated Total
Year Ended December 31, 2016
Operating revenues	$409,006	$134,543	$1,196	$-	$-	$-	$544,745
Interdepartmental revenues	1,912	21,378	43,930	-	-	(67,220)	-
Total operating revenues	410,918	155,921	45,126	-	-	(67,220)	544,745
Depreciation and amortization	(29,122)	(8,128)	(7,372)	-	(24)	-	(44,646)
Other operating expenses	(310,941)	(127,083)	(155)	(17)	(895)	67,220	(371,871)
Operating income (loss)	70,855	20,710	37,599	(17)	(919)	-	128,228
Other income, net	960	30	-	8,429	292	-	9,711
Interest (expense) income, net	(11,147)	(3,223)	(5,768)	-	272	-	(19,866)
Income (loss) before taxes	60,668	17,517	31,831	8,412	(355)	-	118,073
Income tax (provision) benefit	(20,115)	(6,894)	(12,775)	(2,836)	107	-	(42,513)
Net income (loss)	$40,553	$10,623	$19,056	$5,576	$(248)	$-	$75,560

Year Ended December 31, 2015
Operating revenues	$412,528	$143,737	$7,763	$-	$-	$-	$564,028
Interdepartmental revenues	513	11,780	39,435	-	-	(51,728)	-
Total operating revenues	413,041	155,517	47,198	-	-	(51,728)	564,028
Depreciation and amortization	(29,945)	(6,758)	(7,475)	-	(47)	-	(44,225)
Other operating expenses	(318,001)	(128,241)	(158)	(19)	(857)	51,728	(395,548)
Operating income (loss)	65,095	20,518	39,565	(19)	(904)	-	124,255
Other (deductions) income, net	400	(33)	-	7,728	518	-	8,613
Interest (expense) income, net	(11,187)	(3,203)	(5,993)	-	221	-	(20,162)
Income (loss) before taxes	54,308	17,282	33,572	7,709	(165)	-	112,706
Income tax (provision) benefit	(17,915)	(6,915)	(13,474)	(3,102)	43	-	(41,363)
Net income (loss)	$36,393	$10,367	$20,098	$4,607	$(122)	$-	$71,343

Year Ended December 31, 2014
Operating revenues	$394,849	$221,720	$3,283	$-	$-	$-	$619,852
Interdepartmental revenues	509	8,366	42,692	-	-	(51,567)	-
Total operating revenues	395,358	230,086	45,975	-	-	(51,567)	619,852
Depreciation and amortization	(26,933)	(6,308)	(7,407)	-	(47)	-	(40,695)
Other operating expenses	(297,409)	(194,203)	(139)	-	(875)	51,567	(441,059)
Operating income (loss)	71,016	29,575	38,429	-	(922)	-	138,098
Other (deductions) income, net	2,847	(86)	-	9,150	(1,832)	-	10,079
Interest (expense) income, net	(10,410)	(3,229)	(6,208)	-	174	-	(19,673)
Income (loss) before taxes	63,453	26,260	32,221	9,150	(2,580)	-	128,504
Income tax (provision) benefit	(22,070)	(10,480)	(12,932)	(3,664)	961	-	(48,185)
Net income (loss)	$41,383	$15,780	$19,289	$5,486	$(1,619)	$-	$80,319

(In thousands) MGE	Electric	Gas	Non- Regulated Energy	Transmission Investment(b)	Consolidation/ Elimination Entries	Consolidated Total
Year Ended December 31, 2016
Operating revenues	$409,030	$134,572	$1,196	$-	$-	$544,798
Interdepartmental revenues	1,888	21,349	43,930	-	(67,167)	-
Total operating revenues	410,918	155,921	45,126	-	(67,167)	544,798
Depreciation and amortization	(29,122)	(8,128)	(7,372)	-	-	(44,622)
Other operating expenses(a)	(330,924)	(133,940)	(12,930)	-	67,167	(410,627)
Operating income(a)	50,872	13,853	24,824	-	-	89,549
Other (deductions) income, net(a)	828	(7)	-	4,360	-	5,181
Interest expense, net	(11,147)	(3,223)	(5,768)	-	-	(20,138)
Net income	40,553	10,623	19,056	4,360	-	74,592
Less: Net income attributable to
noncontrolling interest, net of tax	-	-	-	-	(23,358)	(23,358)
Net income attributable to MGE	$40,553	$10,623	$19,056	$4,360	$(23,358)	$51,234

Year Ended December 31, 2015
Operating revenues	$412,550	$143,752	$7,763	$-	$-	$564,065
Interdepartmental revenues	491	11,765	39,435	-	(51,691)	-
Total operating revenues	413,041	155,517	47,198	-	(51,691)	564,065
Depreciation and amortization	(29,945)	(6,758)	(7,475)	-	-	(44,178)
Other operating expenses(a)	(335,803)	(135,124)	(13,632)	(19)	51,691	(432,887)
Operating income (loss)(a)	47,293	13,635	26,091	(19)	-	87,000
Other (deductions) income, net(a)	287	(65)	-	4,626	-	4,848
Interest expense, net	(11,187)	(3,203)	(5,993)	-	-	(20,383)
Net income	36,393	10,367	20,098	4,607	-	71,465
Less: net income attributable to
noncontrolling interest, net of tax	-	-	-	-	(26,097)	(26,097)
Net income attributable to MGE	$36,393	$10,367	$20,098	$4,607	$(26,097)	$45,368

Year Ended December 31, 2014
Operating revenues	$394,871	$221,741	$3,283	$-	$-	$619,895
Interdepartmental revenues	487	8,345	42,692	-	(51,524)	-
Total operating revenues	395,358	230,086	45,975	-	(51,524)	619,895
Depreciation and amortization	(26,933)	(6,308)	(7,407)	-	-	(40,648)
Other operating expenses(a)	(319,175)	(204,597)	(13,071)	-	51,524	(485,319)
Operating income(a)	49,250	19,181	25,497	-	-	93,928
Other (deductions) income, net(a)	2,543	(172)	-	5,486	-	7,857
Interest expense, net	(10,410)	(3,229)	(6,208)	-	-	(19,847)
Net income	41,383	15,780	19,289	5,486	-	81,938
Less: Net income attributable to
noncontrolling interest, net of tax	-	-	-	-	(26,310)	(26,310)
Net income attributable to MGE	$41,383	$15,780	$19,289	$5,486	$(26,310)	$55,628

(a) Amounts are shown net of the related tax expense, consistent with the presentation on the MGE Consolidated Statements of Income.
(b) As of July 31, 2016, MGE no longer consolidates MGE Energy's proportionate share of equity earnings in MGE Transco.
See Footnote 4 for additional information.

The following table shows segment information for MGE Energy's and MGE's assets and capital expenditures:

	Utility			Consolidated
(In thousands) MGE Energy	Electric	Gas	Assets not Allocated	Non-regulated Energy	Transmission Investment	All Others	Consolidation/ Elimination Entries	Total
Assets:
December 31, 2016	$1,021,905	$318,603	$27,338	$271,277	$74,535	$465,202	$(377,800)	$1,801,060
December 31, 2015(c)	974,235	298,435	49,753	277,858	69,470	434,868	(378,216)	1,726,403
December 31, 2014(c)	945,790	306,106	41,124	280,542	67,697	438,898	(390,636)	1,689,521
Capital Expenditures:
Year ended Dec. 31, 2016	$50,699	$29,136	$-	$3,824	$-	$-	$-	$83,659
Year ended Dec. 31, 2015	49,370	18,787	-	3,873	-	-	-	72,030
Year ended Dec. 31, 2014	68,067	22,104	-	2,505	-	-	-	92,676

	Utility			Consolidated
(In thousands) MGE	Electric	Gas	Assets not Allocated	Non-regulated Energy	Transmission Investment(d)	Consolidation/ Elimination Entries	Total
Assets:
December 31, 2016	$1,021,905	$318,603	$27,338	$271,227	$-	$(221)	$1,638,852
December 31, 2015(c)	974,235	298,435	49,753	277,808	69,470	(187)	1,669,514
December 31, 2014(c)	945,790	306,106	41,124	280,492	67,697	(6,521)	1,634,688
Capital Expenditures:
Year ended Dec. 31, 2016	$50,699	$29,136	$-	$3,824	$-	$-	$83,659
Year ended Dec. 31, 2015	49,370	18,787	-	3,873	-	-	72,030
Year ended Dec. 31, 2014	68,067	22,104	-	2,505	-	-	92,676

(c) Reflects retrospective application of new accounting pronouncement related to debt issuance costs, see Footnote 19 for additional information.
(d) In December 2016, MGE's ownership interest in MGE Transco was transferred to MGE Energy, see Footnote 4 for additional information.

21.

Quarterly Summary of Operations - MGE Energy (unaudited).

(In thousands, except per share amounts)	Quarters Ended
2016	March 31	June 30	September 30	December 31
Operating revenues:
Electric revenues	$93,690	$100,615	$119,147	$96,750
Gas revenues	53,837	20,961	17,570	42,175
Total Operating Revenues	147,527	121,576	136,717	138,925
Operating expenses	117,996	93,364	90,190	114,967
Operating income	29,531	28,212	46,527	23,958
Interest and other income, net	(2,558)	(2,778)	(2,933)	(1,886)
Income tax provision	(9,945)	(9,284)	(15,714)	(7,570)
Earnings on common stock	$17,028	$16,150	$27,880	$14,502
Earnings per common share	$0.49	$0.47	$0.80	$0.42
Dividends per share	$0.295	$0.295	$0.308	$0.308

2015
Operating revenues:
Electric revenues	$100,206	$101,457	$123,364	$95,264
Gas revenues	69,928	20,669	17,431	35,709
Total Operating Revenues	170,134	122,126	140,795	130,973
Operating expenses	138,283	98,077	94,618	108,795
Operating income	31,851	24,049	46,177	22,178
Interest and other income, net	(2,986)	(2,562)	(2,472)	(3,529)
Income tax provision	(10,587)	(8,008)	(15,351)	(7,417)
Earnings on common stock	$18,278	$13,479	$28,354	$11,232
Earnings per common share	$0.53	$0.39	$0.82	$0.32
Dividends per share	$0.283	$0.283	$0.295	$0.295

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

22.

Related Party Transactions - MGE Energy and MGE.

ATC

During 2016, 2015, and 2014, MGE recorded $29.1 million, $28.2 million, and $26.8 million, respectively, for transmission services received from ATC. MGE also provides a variety of operational, maintenance, and project management work for ATC, which is reimbursed by ATC. For the years ended December 31, 2016 and 2014, MGE had a receivable due from ATC of $0.1 million. For the year ended December 31, 2015, MGE had a receivable due from ATC of $0.2 million.

For additional discussion on MGE's relationship with ATC, see Footnote 4.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

MGE Energy and MGE

None.

Item 9A. Controls and Procedures.

MGE Energy and MGE

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

During the fourth quarter of 2016, each registrant's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to that registrant, including its subsidiaries, is accumulated and made known to that registrant's management, including its principal executive officer and its principal financial officer, by other employees of that registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, the registrants do not control or manage certain of their unconsolidated entities, and thus, their access and ability to apply their procedures to those entities is more limited than is the case for their consolidated subsidiaries.

As of December 31, 2016, the principal executive officer and principal financial officer of each registrant concluded that such registrant's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective to accomplish their objectives. Each registrant intends to strive continually to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

During the quarter ended December 31, 2016, there were no changes in MGE Energy or MGE's internal controls over financial reporting that materially affected, or are reasonably likely to affect materially, MGE Energy or MGE's internal control over financial reporting.

MGE Energy and MGE

Management of MGE Energy and MGE are required to assess and report on the effectiveness of its internal control over financial reporting as of December 31, 2016. As a result of that assessment, management determined that there were no material weaknesses as of December 31, 2016 and, therefore, concluded that MGE Energy and MGE's internal control over financial reporting was effective. Management's Report on Internal Control Over Financial Reporting is included in Item 8. Financial Statements and Supplementary Data.

Item 9B. Other Information.

MGE Energy

None.

PART III.

Item 10. Directors, Executive Officers, and Corporate Governance.

MGE Energy

The information required by Item 10 relating to directors and nominees for election as directors at MGE Energy's annual meeting of shareholders is incorporated herein by reference to the information under the heading "ELECTION OF DIRECTORS" in MGE Energy's definitive proxy statement (2017 Proxy Statement) to be filed with the SEC on or before March 27, 2017. Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the information under the heading "BENEFICIAL OWNERSHIP - Section 16(a) Beneficial Ownership Reporting Compliance" in the 2017 Proxy Statement.

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

Item 11. Executive Compensation.

See Item 12.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

MGE Energy

The required information is included in the 2017 Proxy Statement, which will be filed with the SEC on or before March 27, 2017, for Item 11 under the section "EXECUTIVE COMPENSATION," not including "Compensation Committee Report," and "Cumulative Five-Year Total Return Comparison Graph," and for Item 12 under the section "BENEFICIAL OWNERSHIP," which is incorporated herein by reference.

MGE Energy does not have or maintain any compensation plans pursuant to which equity is issued.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

MGE Energy

The information required by Item 13 is incorporated by reference herein from the "BOARD OF DIRECTORS INFORMATION" section in the 2017 Proxy Statement, which will be filed with the SEC on or before March 27, 2017.

Item 14. Principal Accounting Fees and Services.

MGE Energy

The information required by Item 14 is incorporated herein by reference to the information under the heading "RATIFICATION OF PRICEWATERHOUSECOOPERS LLP AS OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM" in the 2017 Proxy Statement, which will be filed with the SEC on or before March 27, 2017.

MGE

Independent Registered Public Accounting Firm Fees Disclosure

	2016	2015
Audit fees(a)	$823,495	$822,605
Audit-related fees(b)	75,000	75,000
Tax fees(c)	83,027	137,965
All other fees(d)	236,509	7,900

(a)

Professional services rendered for the audits of the financial statements, review of the interim financial statements, opinion on the effectiveness of our internal control over financial reporting for MGE Energy, and services that generally only the independent auditor can reasonably provide, such as comfort letters, statutory audits, consents and assistance with and review of documents filed with the SEC.

(b)

Professional services rendered in connection with utility commission-mandated obligations.

(c)

Review of federal and state income tax returns and tax planning.

(d)

Other fees for 2016 include customer information system advisory services and a cyber-security risk assessment.

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

PART IV.

Item 15. Exhibits and Financial Statement Schedules.

(a) 1. Financial Statements.

MGE Energy
Consolidated Statements of Income for the years ended December 31, 2016, 2015, and 2014	54
Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015, and 2014	54
Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015, and 2014	55
Consolidated Balance Sheets as of December 31, 2016 and 2015	56
Consolidated Statements of Common Equity as of December 31, 2016, 2015, and 2014	57
Notes to Consolidated Financial Statements	62

MGE
Consolidated Statements of Income for the years ended December 31, 2016, 2015, and 2014	58
Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015, and 2014	58
Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015, and 2014	59
Consolidated Balance Sheets as of December 31, 2016 and 2015	60
Consolidated Statements of Common Equity as of December 31, 2016, 2015, and 2014	61
Notes to Consolidated Financial Statements	62

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

108

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

109

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

10.24

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

10.26*

Form of Severance Agreement. (Exhibit 10.37 to Form 10-K for the year ended December 31, 2008, File No. 0-49965.)

10.27*

Form of Amendment to Severance Agreement. (Exhibit 10.01 to Form 10-Q for the quarter ended March 31, 2016, File No. 0-49965.)

10.28*

Form of Severance Agreement for Officers hired on or after January 1, 2012. (Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2016, File No. 0-49965.)

10.29*

Form of Deferred Compensation Agreement. (Exhibit 10.38 to Form 10-K for the year ended December 31, 2008, File No. 0-49965.)

10.30*

Form of Amended and Restated Deferred Compensation Agreement. (Exhibit 10.39 to Form 10-K for the year ended December 31, 2008, File No. 0-49965.)

10.31*

Form of Income Continuation Agreement as revised January 1, 2016. (Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2016, File No. 0-49965.)

10.32*

Defined Contribution Supplemental Executive Retirement Plan

10.33*

Form of Participation Agreement for the Defined Contribution Supplemental Executive Retirement Plan

10.34*

MGE Energy, Inc., 2006 Performance Unit Plan. (Exhibit 10.41 to Form 10-K for the year ended December 31, 2008, File No. 0-49965.)

10.35*

Amendment Number One to MGE Energy, Inc., 2006 Performance Unit Plan, dated March 18, 2011. (Exhibit 10.2 to Form 8-K dated March 24, 2011, File No. 0-49965.)

10.36*

Amendment Number Two to MGE Energy, Inc., 2006 Performance Unit Plan, dated February 25, 2015. (Exhibit 10.1 to Form 8-K dated December 15, 2015, File No. 0-49965.)

10.37*

Form of Performance Unit Award Agreement. (Exhibit 10.42 to Form 10-K for the year ended December 31, 2008, File No. 0-49965.)

10.38*

Form of Amendment to Performance Unit Award Agreement. (Exhibit 10.1 to Form 8-K dated April 15, 2011, File No. 0-49965.)

10.39*

MGE Energy, Inc., 2013 Director Incentive Plan. (Exhibit 10.37 to Form 10-K for the year ended December 31, 2013, File No. 0-49965.)

10.40*

Form of 2013 Director Incentive Plan Award Agreement. (Exhibit 10.38 to Form 10-K for the year ended December 31, 2013, File No. 0-49965.)

12

Statements regarding computation of ratio of earnings to fixed charges:

12.1

MGE Energy, Inc.

12.2

Madison Gas and Electric Company

21

Subsidiaries of MGE Energy, Inc.

111

23

Consent of Independent Registered Public Accounting Firm

23.1

MGE Energy, Inc.

23.2

Madison Gas and Electric Company

31

Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 as to the Annual Report on Form 10-K for the year ended December 31, 2016, filed by the following officers for the following companies:

31.1

Filed by Gary J. Wolter for MGE Energy, Inc.

31.2

Filed by Jeffrey C. Newman for MGE Energy, Inc.

31.3

Filed by Gary J. Wolter for Madison Gas and Electric Company

31.4

Filed by Jeffrey C. Newman for Madison Gas and Electric Company

32

Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) as to the Annual Report on Form 10-K for the year ended December 31, 2016, filed by the following officers for the following companies:

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

Item 16. Form 10-K Summary.

MGE Energy and MGE

None.

112

Schedule I
Condensed Parent Company Financial Statements

MGE Energy, Inc.
Statements of Comprehensive Income
(Parent Company Only)
(In thousands)

	For the Years Ended December 31,
	2016	2015	2014
Operating Expenses:
Other operations and maintenance	$720	$690	$689
Total Operating Expenses	720	690	689
Operating Loss	(720)	(690)	(689)
Equity in earnings of investments	75,581	71,306	81,811
Other income (loss), net	435	526	(1,879)
Other interest	176	136	93
Income before income taxes	75,472	71,278	79,336
Income tax provision	88	65	983
Net Income	75,560	71,343	80,319
Other Comprehensive Income, Net of Tax:
Unrealized (loss) gain on available-for-sale securities, net of
tax ($104, $67, and ($54))	(155)	(101)	81
Comprehensive Income	$75,405	$71,242	$80,400

The accompanying notes are an integral part of the above consolidated financial statements.

MGE Energy, Inc.
Statements of Cash Flows
(Parent Company Only)
(In thousands)

	For the Years Ended December 31,
	2016	2015	2014
Net Cash Flows Provided by Operating Activities	$74,994	$37,085	$48,165
Investing Activities:
Other investing	(2,764)	(3,690)	(2,422)
Cash Used for Investing Activities	(2,764)	(3,690)	(2,422)
Financing Activities:
Cash dividends paid on common stock	(41,775)	(40,043)	(38,429)
Other financing	(11)	-	(89)
Cash Used for Financing Activities	(41,786)	(40,043)	(38,518)
Change in cash and cash equivalents:	30,444	(6,648)	7,225
Cash and cash equivalents at beginning of period	51,781	58,429	51,204
Cash and cash equivalents at end of period	$82,225	$51,781	$58,429

The accompanying notes are an integral part of the above consolidated financial statements.

113

Schedule I
Condensed Parent Company Financial Statements (continued)

MGE Energy, Inc.
Balance Sheets
(Parent Company Only)
(In thousands)

	At December 31,
ASSETS	2016	2015
Current Assets:
Cash and cash equivalents	$82,225	$51,781
Accounts receivable, net:
Accounts receivable from affiliates	83	20
Other current assets	1,221	1,386
Total Current Assets	83,529	53,187
Other deferred assets and other	201	249
Investments:
Investments in affiliates	684,968	649,276
Other investments	1,161	1,447
Total Investments	686,129	650,723
Total Assets	$769,859	$704,159

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable to affiliates	$530	$530
Accrued taxes	218	263
Other current liabilities	115	144
Total Current Liabilities	863	937
Other Credits:
Deferred income taxes	40,672	7,998
Accounts payable to affiliates	4,236	4,766
Total Other Credits	44,908	12,764
Shareholders' Equity:
Common shareholders' equity	350,936	350,936
Retained income	372,950	339,165
Other comprehensive income	202	357
Total Shareholders' Equity	724,088	690,458
Commitments and contingencies (see Footnote 3)	-	-
Total Liabilities and Shareholders' Equity	$769,859	$704,159

The accompanying notes are an integral part of the above consolidated financial statements.

114

Schedule I

Condensed Parent Company Financial Statements (continued)

Notes to Condensed Financial Statements

(Parent Company Only)

1.

Basis of Presentation.

MGE Energy is a holding company and conducts substantially all of its business operations through its subsidiaries. For Parent Company only presentation, investment in subsidiaries are accounted for using the equity method. These condensed Parent Company financial statements and related notes have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X. These statements should be read in conjunction with the financial statements and the notes in Item 8. Financial Statements and Supplementary Data of the Annual Report on Form 10-K for the year ended December 31, 2016.

2.

Credit Agreements.

As of December 31, 2016, MGE Energy had access to an unsecured, committed credit facility with aggregate bank commitments of $50.0 million. At December 31, 2016, no borrowings were outstanding under this facility.

See Footnote 10 of the Notes to Consolidated Financial Statements for further information regarding MGE Energy's credit agreements.

3.

Commitments and Contingencies.

See Footnote 17 of the Notes to Consolidated Financial Statements for commitments and contingencies.

4.

Dividends from Affiliates.

	Dividends from Affiliates
(In thousands)	2016	2015	2014
MGE(a)	$50,000	$30,000	$26,500
MGE Power Elm Road	13,500	10,000	13,500
MGE Power West Campus	9,500	3,000	6,000
MGE Transco	1,107	1,708	1,859
Total	$74,107	$44,708	$47,859

(a)

Excludes $15.8 million dividend in kind to MGE Energy from MGE.

Dividend Restrictions

Dividend payments by MGE to MGE Energy are subject to restrictions arising under a PSCW rate order and, to a lesser degree, MGE's first mortgage bonds. The PSCW order restricts any dividends, above the PSCW authorized amount of $43 million, that MGE may pay MGE Energy if its common equity ratio, calculated in the manner used in the rate proceeding, is less than 55%. MGE's thirteen month rolling average common equity ratio at December 31, 2016, is 60.2% as determined under the calculation used in the rate proceeding. MGE was not restricted from paying cash dividends in 2016. Cash dividends of $50.0 million and $30.0 million were paid by MGE to MGE Energy in 2016 and 2015, respectively. In 2016, MGE also transferred its ownership interest in MGE Transco to MGE Energy in the form of a dividend in kind of $15.8 million. The rate proceeding calculation includes as indebtedness imputed amounts for MGE's outstanding purchase power capacity payments and other PSCW adjustments, but does not include the indebtedness associated with MGE Power Elm Road or MGE Power West Campus, which are consolidated into MGE's financial statements but are not direct obligations of MGE.

MGE has covenanted with the holders of its first mortgage bonds not to declare or pay any dividend or make any other distribution on or purchase any shares of its common stock unless, after giving effect thereto, the aggregate amount of all such dividends and distributions and all amounts applied to such purchases, after December 31, 1945, shall not exceed the earned surplus (retained earnings) accumulated subsequent to December 31, 1945. As of December 31, 2016, approximately $338.5 million was available for the payment of dividends under this covenant.

See Footnotes 9 and 10 of the Notes to Consolidated Financial Statements for long-term debt and lines of credit dividend restrictions.

115

Schedule II
MGE Energy, Inc. and Madison Gas and Electric Company
Valuation and Qualifying Accounts

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Net Accounts Written Off(a)	Balance at End of Period

Fiscal Year 2014:
Accumulated provision for uncollectibles	$4,969,711	1,898,300	15,092	(2,134,446)	$4,748,657

Fiscal Year 2015:
Accumulated provision for uncollectibles	$4,748,657	595,500	25,500	(1,675,577)	$3,694,080

Fiscal Year 2016:
Accumulated provision for uncollectibles	$3,694,080	1,195,500	19,500	(1,465,784)	$3,443,296

(a) Net of recovery of amounts previously written off.

116

Signatures - MGE Energy, Inc.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

MGE Energy, Inc.
(Registrant)

Date: February 24, 2017	/s/ Gary J. Wolter
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 24, 2017.

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

117

Signatures - Madison Gas and Electric Company

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Madison Gas and Electric Company
(Registrant)

Date: February 24, 2017	/s/ Gary J. Wolter
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 24, 2017.

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