Form 10-Q
period 2017-03-31
MGE ENERGY INC; MADISON GAS & ELECTRIC CO
filed 2017-05-05
CIK 1161728, 61339

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:

March 31, 2017

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

Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

	Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer	Smaller Reporting Company	Emerging Growth Company
MGE Energy, Inc.	X
Madison Gas and Electric Company			X

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

MGE Energy, Inc. and Madison Gas and Electric Company: Yes [ ] No [X]

Number of Shares Outstanding of Each Class of Common Stock as of April 30, 2017
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

29

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

39

Item 4. Controls and Procedures.

41

PART II. OTHER INFORMATION.

42

Item 1. Legal Proceedings.

42

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

42

Item 4. Mine Safety Disclosures.

42

Item 6. Exhibits.

42

Signatures - MGE Energy, Inc.

44

Signatures - Madison Gas and Electric Company

45

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

The factors that could cause actual results to differ materially from the forward-looking statements made by a registrant include (a) those factors discussed in the registrants' 2016 Annual Report on Form 10-K: Item 1A. Risk Factors, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, as updated by Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations in this report, and Item 8. Financial Statements and Supplementary Data - Note 17, as updated by Part I, Item 1. Financial Statements - Note 7 in this report, and (b) other factors discussed herein and in other filings made by that registrant with the SEC.

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

Definitions, Abbreviations, and Acronyms Used in the Text and Notes of this Report

Abbreviations, acronyms, and definitions used in the text and notes of this report are defined below.

MGE Energy and Subsidiaries:

CWDC	Central Wisconsin Development Corporation
MAGAEL	MAGAEL, LLC
MGE	Madison Gas and Electric Company
MGE Energy	MGE Energy, Inc.
MGE Power	MGE Power, LLC
MGE Power Elm Road	MGE Power Elm Road, LLC
MGE Power West Campus	MGE Power West Campus, LLC
MGE Services	MGE Services, LLC
MGE State Energy Services	MGE State Energy Services, LLC
MGE Transco	MGE Transco Investment, LLC
MGEE Transco	MGEE Transco, LLC
NGV Fueling Services	NGV Fueling Services, LLC

Other Defined Terms:

AFUDC	Allowance for Funds Used During Construction
AICPA	American Institute of Certified Public Accountants
ATC	American Transmission Company LLC
ATC Holdco	ATC Holdco, LLC
Blount	Blount Station
CAVR	Clean Air Visibility Rule
CCR	Coal Combustion Residual
Codification	Financial Accounting Standards Board Accounting Standards Codification
Columbia	Columbia Energy Center
CPP	Clean Power Plan
CSAPR	Cross-State Air Pollution Rule
Dth	Dekatherms, a quantity measure used in respect of natural gas
EGUs	Electric Generating Units
Elm Road Units	Elm Road Generating Station
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FTR	Financial Transmission Rights
GAAP	Generally Accepted Accounting Principles
GHG	Greenhouse Gas
Heating degree days (HDD)	Measure of the extent to which the average daily temperature is below 65 degrees Fahrenheit, which is considered an indicator of possible increased demand for energy to provide heating
IRS	Internal Revenue Service
kWh	Kilowatt-hour, a measure of electric energy produced
MISO	Midcontinent Independent System Operator (a regional transmission organization)
MW	Megawatt, a measure of electric energy generating capacity
MWh	Megawatt-hour, a measure of electric energy produced
NAAQS	National Ambient Air Quality Standards
NO2	Nitrogen Dioxide
NOx	Nitrogen Oxides
PGA	Purchased Gas Adjustment clause, a regulatory mechanism used to reconcile natural gas costs recovered in rates to actual costs
PJM	PJM Interconnection, LLC (a regional transmission organization)
PPA	Purchased Power Agreement
PSCW	Public Service Commission of Wisconsin

4

ROE	Return on Equity
Riverside	Riverside Energy Center
SCR	Selective Catalytic Reduction
SEC	Securities and Exchange Commission
SO2	Sulfur Dioxide
the State	State of Wisconsin
Stock Plan	Direct Stock Purchase and Dividend Reinvestment Plan of MGE Energy
UW	University of Wisconsin at Madison
VIE	Variable Interest Entity
WCCF	West Campus Cogeneration Facility
Working capital	Current assets less current liabilities
WPL	Wisconsin Power and Light Company
XBRL	eXtensible Business Reporting Language

Item 1. Financial Statements.

MGE Energy, Inc.

Consolidated Statements of Income (unaudited)

(In thousands, except per-share amounts)

	Three Months Ended March 31,

	2017	2016
Operating Revenues:
Electric revenues	$98,397	$93,690
Gas revenues	58,426	53,837
Total Operating Revenues	156,823	147,527

Operating Expenses:
Fuel for electric generation	12,199	12,013
Purchased power	15,354	14,670
Cost of gas sold	35,784	32,523
Other operations and maintenance	42,690	42,730
Depreciation and amortization	12,959	11,032
Other general taxes	4,927	5,028
Total Operating Expenses	123,913	117,996
Operating Income	32,910	29,531

Other income, net	2,451	2,442
Interest expense, net	(4,894)	(5,000)
Income before income taxes	30,467	26,973
Income tax provision	(11,167)	(9,945)
Net Income	$19,300	$17,028

Earnings Per Share of Common Stock
(basic and diluted)	$0.56	$0.49

Dividends per share of common stock	$0.308	$0.295

Average Shares Outstanding
(basic and diluted)	34,668	34,668

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Comprehensive Income (unaudited)

(In thousands)

	Three Months Ended March 31,

	2017	2016
Net Income	$19,300	$17,028
Other comprehensive income, net of tax:
Unrealized gain (loss) on available-for-sale securities, net of
tax (($65) and $110)	97	(164)
Comprehensive Income	$19,397	$16,864

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Three Months Ended March 31,

	2017	2016
Operating Activities:
Net income	$19,300	$17,028
Items not affecting cash:
Depreciation and amortization	12,959	11,032
Deferred income taxes	(3,732)	2,840
Provision for doubtful receivables	254	592
Employee benefit plan cost (credit)	202	(57)
Equity earnings in ATC	(2,608)	(2,233)
Other items	609	86
Changes in working capital items:
Decrease in current assets	28,191	22,311
(Decrease) increase in current liabilities	(9,318)	1,487
Dividends from ATC	2,072	865
Cash contributions to pension and other postretirement plans	(7,168)	(11,159)
Other noncurrent items, net	1,526	937
Cash Provided by Operating Activities	42,287	43,729

Investing Activities:
Capital expenditures	(16,117)	(15,642)
Capital contributions to investments	(2,939)	(671)
Other	541	(183)
Cash Used for Investing Activities	(18,515)	(16,496)

Financing Activities:
Cash dividends paid on common stock	(10,660)	(10,227)
Repayment of long-term debt	(31,080)	(1,059)
Issuance of long-term debt	40,000	-
Other	(289)	-
Cash Used for Financing Activities	(2,029)	(11,286)

Change in cash and cash equivalents	21,743	15,947
Cash and cash equivalents at beginning of period	95,959	81,384
Cash and cash equivalents at end of period	$117,702	$97,331

Supplemental disclosures of cash flow information:
Significant noncash investing activities:
Accrued capital expenditures	$6,804	$6,587

The accompanying notes are an integral part of the unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Balance Sheets (unaudited)

(In thousands)

	March 31,	December 31,
ASSETS	2017	2016
Current Assets:
Cash and cash equivalents	$117,702	$95,959
Accounts receivable, less reserves of $2,963 and $3,017, respectively	39,750	39,887
Other accounts receivable, less reserves of $419 and $426, respectively	5,896	8,530
Unbilled revenues	25,335	29,846
Materials and supplies, at average cost	19,668	18,561
Fossil fuel, at average cost	8,827	9,757
Stored natural gas, at average cost	4,710	12,819
Prepaid taxes	12,468	26,636
Regulatory assets - current	7,581	6,414
Assets held for sale	2,338	14,813
Other current assets	9,819	12,293
Total Current Assets	254,094	275,515
Regulatory assets	153,126	158,485
Pension and other postretirement benefit asset	2,568	2,020
Other deferred assets and other	6,489	6,691
Property, Plant, and Equipment:
Property, plant, and equipment, net	1,249,648	1,245,269
Construction work in progress	37,588	36,790
Total Property, Plant, and Equipment	1,287,236	1,282,059
Investments	81,806	76,290
Total Assets	$1,785,319	$1,801,060

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$4,381	$4,333
Accounts payable	36,865	47,799
Accrued interest and taxes	8,254	5,495
Accrued payroll related items	7,848	11,892
Regulatory liabilities - current	11,658	6,910
Derivative liabilities	8,259	7,620
Other current liabilities	6,249	19,456
Total Current Liabilities	83,514	103,505
Other Credits:
Deferred income taxes	380,276	383,813
Investment tax credit - deferred	927	947
Regulatory liabilities	23,266	22,173
Accrued pension and other postretirement benefits	67,481	74,347
Derivative liabilities	40,430	42,970
Other deferred liabilities and other	65,131	66,426
Total Other Credits	577,511	590,676
Capitalization:
Common shareholders' equity	732,825	724,088
Long-term debt	391,469	382,791
Total Capitalization	1,124,294	1,106,879
Commitments and contingencies (see Footnote 7)
Total Liabilities and Capitalization	$1,785,319	$1,801,060

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Common Equity (unaudited)

(In thousands, except per-share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income/(Loss)	Total
2016
Beginning balance - December 31, 2015	34,668	$34,668	$316,268	$339,165	$357	$690,458
Net income				17,028		17,028
Other comprehensive loss					(164)	(164)
Common stock dividends declared
($0.295 per share)				(10,227)		(10,227)
Ending balance - March 31, 2016	34,668	$34,668	$316,268	$345,966	$193	$697,095

2017
Beginning balance - December 31, 2016	34,668	$34,668	$316,268	$372,950	$202	$724,088
Net income				19,300		19,300
Other comprehensive income					97	97
Common stock dividends declared
($0.308 per share)				(10,660)		(10,660)
Ending balance - March 31, 2017	34,668	$34,668	$316,268	$381,590	$299	$732,825

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Income (unaudited)

(In thousands)

	Three Months Ended March 31,

	2017	2016
Operating Revenues:
Electric revenues	$98,401	$93,696
Gas revenues	58,435	53,847
Total Operating Revenues	156,836	147,543

Operating Expenses:
Fuel for electric generation	12,201	12,016
Purchased power	15,356	14,674
Cost of gas sold	35,793	32,534
Other operations and maintenance	42,321	42,402
Depreciation and amortization	12,959	11,020
Other general taxes	4,927	5,028
Income tax provision	10,265	9,090
Total Operating Expenses	133,822	126,764
Operating Income	23,014	20,779

Other Income and Deductions:
AFUDC - equity funds	271	261
Equity earnings in MGE Transco	-	2,233
Income tax provision	(44)	(942)
Other expense, net	(76)	(73)
Total Other Income and Deductions	151	1,479
Income before interest expense	23,165	22,258

Interest Expense:
Interest on long-term debt	5,043	5,109
Other interest, net	31	37
AFUDC - borrowed funds	(92)	(85)
Net Interest Expense	4,982	5,061
Net Income	$18,183	$17,197
Less Net Income Attributable to Noncontrolling Interest, net of tax	(5,389)	(6,252)
Net Income Attributable to MGE	$12,794	$10,945

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Comprehensive Income (unaudited)

(In thousands)

	Three Months Ended March 31,

	2017	2016
Net Income	$18,183	$17,197
Other comprehensive income, net of tax:
Unrealized loss on available-for-sale securities, net of
tax ($4 and $20)	(6)	(30)
Comprehensive Income	$18,177	$17,167
Less: Comprehensive Income Attributable to Noncontrolling
Interest, net of tax	(5,389)	(6,252)
Comprehensive Income attributable to MGE	$12,788	$10,915

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Three Months Ended March 31,

	2017	2016
Operating Activities:
Net income	$18,183	$17,197
Items not affecting cash:
Depreciation and amortization	12,959	11,020
Deferred income taxes	(4,242)	2,502
Provision for doubtful receivables	254	592
Employee benefit plan cost (credit)	202	(57)
Equity earnings in MGE Transco	-	(2,233)
Other items	658	112
Changes in working capital items:
Decrease in current assets	27,233	22,053
(Decrease) increase in current liabilities	(9,022)	1,524
Dividends from MGE Transco	-	865
Cash contributions to pension and other postretirement plans	(7,168)	(11,159)
Other noncurrent items, net	1,488	906
Cash Provided by Operating Activities	40,545	43,322

Investing Activities:
Capital expenditures	(16,117)	(15,642)
Capital contributions to investments	-	(533)
Other	(229)	(72)
Cash Used for Investing Activities	(16,346)	(16,247)

Financing Activities:
Cash dividends paid to parent by MGE	(15,000)	(10,000)
Distributions to parent from noncontrolling interest	(5,500)	(6,500)
Equity contribution received from noncontrolling interest	-	533
Repayment of long-term debt	(31,080)	(1,059)
Issuance of long-term debt	40,000	-
Other	(289)	-
Cash Used for Financing Activities	(11,869)	(17,026)

Change in cash and cash equivalents	12,330	10,049
Cash and cash equivalents at beginning of period	10,768	26,760
Cash and cash equivalents at end of period	$23,098	$36,809

Supplemental disclosures of cash flow information:
Significant noncash investing activities:
Accrued capital expenditures	$6,804	$6,587

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Balance Sheets (unaudited)

(In thousands)

	March 31,	December 31,
ASSETS	2017	2016
Current Assets:
Cash and cash equivalents	$23,098	$10,768
Accounts receivable, less reserves of $2,963 and $3,017, respectively	39,750	39,887
Affiliate receivables	1,149	539
Other accounts receivable, less reserves of $419 and $426, respectively	5,796	6,363
Unbilled revenues	25,335	29,846
Materials and supplies, at average cost	19,668	18,561
Fossil fuel, at average cost	8,827	9,757
Stored natural gas, at average cost	4,710	12,819
Prepaid taxes	12,449	25,798
Regulatory assets - current	7,581	6,414
Assets held for sale	2,338	14,813
Other current assets	9,805	12,268
Total Current Assets	160,506	187,833
Affiliate receivable long-term	4,104	4,236
Regulatory assets	153,126	158,485
Pension and other postretirement benefit asset	2,568	2,020
Other deferred assets and other	4,200	4,353
Property, Plant, and Equipment:
Property, plant, and equipment, net	1,249,676	1,244,648
Construction work in progress	37,588	36,790
Total Property, Plant, and Equipment	1,287,264	1,281,438
Investments	476	487
Total Assets	$1,612,244	$1,638,852

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$4,381	$4,333
Accounts payable	36,865	47,790
Accrued interest and taxes	8,598	5,440
Accrued payroll related items	7,848	11,892
Regulatory liabilities - current	11,658	6,910
Derivative liabilities	8,259	7,620
Other current liabilities	6,028	19,347
Total Current Liabilities	83,637	103,332
Other Credits:
Deferred income taxes	339,477	343,117
Investment tax credit - deferred	927	947
Regulatory liabilities	23,266	22,173
Accrued pension and other postretirement benefits	67,481	74,347
Derivative liabilities	40,430	42,970
Other deferred liabilities and other	65,131	66,426
Total Other Credits	536,712	549,980
Capitalization:
Common shareholder's equity	484,872	487,084
Noncontrolling interest	115,554	115,665
Total Equity	600,426	602,749
Long-term debt	391,469	382,791
Total Capitalization	991,895	985,540
Commitments and contingencies (see Footnote 7)
Total Liabilities and Capitalization	$1,612,244	$1,638,852

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Common Equity (unaudited)

(In thousands)

					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling
	Shares	Value	Capital	Earnings	Income/(Loss)	Interest	Total
2016
Beginning balance - Dec. 31, 2015	17,348	$17,348	$192,417	$291,888	$23	$140,308	$641,984
Net income				10,945		6,252	17,197
Other comprehensive loss					(30)		(30)
Cash dividends paid to parent
by MGE				(10,000)			(10,000)
Equity contribution received from
noncontrolling interest						533	533
Distributions to parent from
noncontrolling interest						(6,500)	(6,500)
Ending balance - March 31, 2016	17,348	$17,348	$192,417	$292,833	$(7)	$140,593	$643,184

2017
Beginning balance - Dec. 31, 2016	17,348	$17,348	$192,417	$277,300	$19	$115,665	$602,749
Net income				12,794		5,389	18,183
Other comprehensive loss					(6)		(6)
Cash dividends paid to parent
by MGE				(15,000)			(15,000)
Distributions to parent from
noncontrolling interest						(5,500)	(5,500)
Ending balance - March 31, 2017	17,348	$17,348	$192,417	$275,094	$13	$115,554	$600,426

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc., and Madison Gas and Electric Company

Notes to Consolidated Financial Statements (unaudited)

March 31, 2017

1.

Basis of Presentation - MGE Energy and MGE.

This report is a combined report of MGE Energy and MGE. References in this report to "MGE Energy" are to MGE Energy, Inc. and its subsidiaries. References in this report to "MGE" are to Madison Gas and Electric Company.

MGE Power Elm Road and MGE Power West Campus own electric generating assets and lease those assets to MGE. Both entities are variable interest entities under applicable authoritative accounting guidance. MGE is considered the primary beneficiary of these entities as a result of contractual agreements. As a result, MGE has consolidated MGE Power Elm Road and MGE Power West Campus. See Footnote 2 of Notes to Consolidated Financial Statements under Item 8, Financial Statements and Supplementary Data, of MGE Energy's and MGE's 2016 Annual Report on Form 10-K.

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

The accompanying consolidated financial statements as of March 31, 2017, and for the three months ended, are unaudited, but include all adjustments that MGE Energy and MGE management consider necessary for a fair statement of their respective financial statements. All adjustments are of a normal, recurring nature except as otherwise disclosed. The year-end consolidated balance sheet information was derived from the audited balance sheet appearing in MGE Energy's and MGE's 2016 Annual Report on Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These notes should be read in conjunction with the financial statements and the notes on pages 54 through 104 of the 2016 Annual Report on Form 10-K.

2.

Equity and Financing Arrangements - MGE Energy.

a.

Common Stock.

MGE Energy sells shares of its common stock through its Stock Plan. Those shares may be newly issued shares or shares that MGE Energy has purchased in the open market for resale to participants in the Stock Plan. All sales under the Stock Plan are covered by a shelf registration statement that MGE Energy filed with the SEC. For both the three months ended March 31, 2017 and 2016, MGE Energy did not issue any new shares of common stock under the Stock Plan.

b.

Dilutive Shares Calculation.

MGE Energy does not have any dilutive securities.

c.

Long-term Debt - MGE Energy and MGE.

On January 13, 2017, MGE issued $40 million of 3.76% senior unsecured notes due January 15, 2052. MGE used the net proceeds from the sale of senior notes to refinance $30 million of medium-term notes, which matured in January 2017, and assist with the financing of additional capital expenditures. The new, unsecured long-term debt carries an interest rate of 3.76% per annum over its 35-year term. The covenants of this debt are substantially consistent with MGE's existing unsecured long-term debt.

14

3.

Investment in ATC and ATC Holdco - MGE Energy and MGE.

ATC owns and operates electric transmission facilities primarily in Wisconsin. MGE received an interest in ATC when it, like other Wisconsin electric utilities, contributed its electric transmission facilities to ATC as required by Wisconsin law. That interest is presently held by MGE Transco, which, as of December 1, 2016, is owned solely by MGE Energy. ATC Holdco was formed by several members of ATC, including MGE Energy, to pursue electric transmission development and investments outside of Wisconsin. The ownership interest in ATC Holdco is held by MGEE Transco, a wholly-owned subsidiary of MGE Energy.

MGE Transco and MGEE Transco have accounted for their investment in ATC and ATC Holdco, respectively, under the equity method of accounting. Equity earnings from investments are recorded as "Other income" on MGE Energy's consolidated statements of income. For the three months ended March 31, 2017 and 2016, MGE Transco recorded the following:

	Three Months Ended
	March 31,
(In thousands)	2017	2016
Equity earnings from investment in ATC	$2,608	$2,233
Dividends from ATC(a)	-	865
Capital contributions to ATC	1,420	533

(a)

As of December 31, 2016, MGE Transco recorded a $2.1 million receivable from ATC for a cash dividend received in January 2017.

ATC Holdco's activities commenced in late December 2016 and had an immaterial impact on results of operations, cash flows, and financial condition.

At March 31, 2017, and December 31, 2016, MGE Transco held a 3.6% ownership interest in ATC, and MGEE Transco held a 4.0% ownership interest in ATC Holdco, respectively.

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

ATC's summarized financial data for the three months ended March 31, 2017 and 2016, is as follows:

	Three Months Ended
	March 31,
(In thousands)	2017	2016
Operating revenues	$174,669	$164,240
Operating expenses	(82,388)	(79,065)
Other income, net	207	127
Interest expense, net	(26,616)	(24,208)
Earnings before members' income taxes	$65,872	$61,094

MGE receives transmission and other related services from ATC. During the three months ended March 31, 2017, MGE recorded $9.2 million for transmission services received compared to $9.7 million for the comparable period in 2016. MGE also provides a variety of operational, maintenance, and project management services for ATC, which is reimbursed by ATC. As of March 31, 2017, and December 31, 2016, MGE had a receivable due from ATC of $0.1 million.

15

4.

Taxes - MGE Energy and MGE.

Effective Tax Rate.

MGE Energy's effective income tax rate for the three months ended March 31, 2017 and 2016, was 36.7% and 36.9%, respectively. MGE's effective income tax rate for the three months ended March 31, 2017 and 2016, was 36.2% and 36.8%, respectively. For both MGE Energy and MGE, the decrease in the effective tax rate is due in part to a higher estimated domestic manufacturing deduction and higher estimated AFUDC equity earnings in 2017. In addition, MGE's effective income tax rate decreased as a result of the transfer of its ownership interest in MGE Transco.

5.

Pension and Other Postretirement Plans - MGE Energy and MGE.

MGE maintains qualified and nonqualified pension plans, health care, and life insurance benefits. Additionally, MGE has defined contribution 401(k) benefit plans.

The following table presents the components of net periodic benefit costs recognized for the three months ended March 31, 2017 and 2016. A portion of the net periodic benefit cost is capitalized within the consolidated balance sheets.

	Three Months Ended
	March 31,
(In thousands)	2017	2016
Pension Benefits
Components of net periodic benefit cost:
Service cost	$1,332	$1,381
Interest cost	3,119	3,089
Expected return on assets	(5,742)	(5,593)
Amortization of:
Prior service (credit) cost	(4)	2
Actuarial loss	1,464	1,356
Net periodic benefit cost	$169	$235

Postretirement Benefits
Components of net periodic benefit cost:
Service cost	$206	$324
Interest cost	444	674
Expected return on assets	(472)	(705)
Amortization of:
Transition obligation	-	1
Prior service credit	(436)	(667)
Actuarial loss	129	159
Net periodic benefit (credit) cost	$(129)	$(214)

6.

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

In January 2017, 4,032 units were granted under the Director Incentive Plan and are subject to a three-year graded vesting schedule. In March 2017, 14,704 units were granted under the Performance Unit Plan and are subject to a five-year graded vesting schedule. On the grant date, MGE Energy and MGE measure the cost of the director or employee services received in exchange for a performance unit award based on the current market value of MGE Energy common stock. The fair value of the awards is re-measured quarterly, including at March 31, 2017, as required by applicable accounting standards. Changes in fair value as well as the original grant are recognized as compensation cost. Since this amount is re-measured throughout the vesting period, the compensation cost is subject to variability.

For nonretirement eligible employees under the Performance Unit Plan, stock based compensation costs are accrued and recognized using the graded vesting method. Compensation cost for retirement eligible employees or employees that will become retirement eligible during the vesting schedule are recognized on an abridged horizon.

During the three months ended March 31, 2017, MGE recorded $0.5 million in compensation expense as a result of awards under the plans compared to $1.3 million for the comparable period in 2016. In January 2017, cash payments of $2.0 million were distributed relating to awards that were granted under the plans. No forfeitures of units occurred during the three months ended March 31, 2017 and 2016. At March 31, 2017, $5.4 million of outstanding awards are vested, and of this amount, no cash settlements have occurred.

7.

Commitments and Contingencies - MGE Energy and MGE.

a.

Environmental.

MGE Energy and MGE are subject to frequently changing local, state, and federal regulations concerning air quality, water quality, land use, threatened and endangered species, hazardous materials handling, and solid waste disposal. These regulations affect the manner in which they conduct their operations, the costs of those operations, as well as capital and operating expenditures. Several of these environmental rules are subject to legal challenges, reconsideration and/or other uncertainties. Regulatory initiatives, proposed rules, and court challenges to adopted rules, have the potential to have a material effect on our capital expenditures and operating costs. Management believes compliance costs will be recovered in future rates based on previous treatment of environmental compliance projects. These initiatives, proposed rules, and court challenges include:

•

The EPA's published water effluent limitations guidelines and standards for steam electric power plants, which focus on the reduction of metals and other pollutants in wastewater from new and existing power plants, such as the coal-burning plants at Columbia and the Elm Road Units.

•

The EPA's cooling water intake rules, which require cooling water intake structures at electric power plants, such as our WCCF, Blount, and Columbia plants, meet best available technology standards so that mortality from entrainment (drawing aquatic life into a plant's cooling system) and impingement (trapping aquatic life on screens) are reduced.

•

Greenhouse Gas (GHG) reduction guidelines and approval criteria established under the Clean Air Act for states to use in developing plans to control GHG emissions from existing fossil fuel-fired electric generating units (EGUs) and systems. Implementation of the rule is expected to have a direct impact on existing coal and natural gas fired generating units, including possible changes in dispatch and additional operating costs. Given the pending legal proceedings, the nature and timing of any final requirements is subject to uncertainty. If the rule remains substantially in its present form, it is expected to have a material impact on MGE.

•

Federal and state air quality regulations impose restrictions on various emissions including emissions of sulfur dioxide (SO2), nitrogen dioxides (NO2), and other pollutants, and may require permits for operation of emission sources.

•

The EPA's rule to regulate ambient levels of a pollutant through the Ozone National Ambient Air Quality Standards (NAAQS). The State of Wisconsin has joined a lawsuit filed by several states challenging the EPA's new ozone standard, alleging that the new standard is not attainable and the EPA is not properly considering background levels in setting its ozone attainment levels. Oral arguments in this case are scheduled to begin in mid-2017. MGE will continue to monitor the EPA's progress on attainment designations and related litigation to assess potential impacts at our facilities, particularly our Elm Road Units.

•

Rules regulating nitrogen oxide (NOx) and SO2 emissions including the Cross State Air Pollution Rule (CSAPR) and Clean Air Visibility Rule (CAVR). At this time, regulatory obligations, compliance strategies, and costs remain uncertain due to the continued legal challenges surrounding CSAPR and CAVR.

17

•

The EPA's Coal Combustion Residuals Rule, which regulates coal ash as a solid waste, and defines what ash use activities would be considered generally exempt beneficial reuse of coal ash. The rule also regulates landfills, ash ponds, and other surface impoundments for coal combustion residuals by regulating their design, location, monitoring, and operation. Review of our Elm Road Units has indicated that the costs to comply with this rule are not expected to be significant. Columbia's operator has developed a preliminary implementation schedule for meeting the various deadlines spelled out in the rule. Costs at Columbia will be dependent on what is determined during the evaluation stage.

The matters in the bullet points above are discussed further in Footnote 17.c. in the Financial Statements of MGE Energy's and MGE's 2016 Annual Report on Form 10-K.

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

8.

Rate Matters - MGE Energy and MGE.

a.

Rate Proceedings.

In December 2016, the PSCW authorized MGE, effective January 1, 2017, to decrease 2017 rates for retail electric customers by 0.8% or $3.3 million and to increase rates for retail gas customers by 1.9% or $3.1 million. The decrease in retail electric rates is attributable to declining fuel and purchased power costs. The increase in retail gas rates covers costs associated with MGE's natural gas system infrastructure improvements. The authorized return on common stock equity for 2017 is 9.8% on 57.2% common equity. The PSCW also approved MGE's request to extend the current accounting treatment for transmission related costs through 2018. This accounting treatment allows MGE to reflect any differential between transmission costs reflected in rates and actual costs incurred in its next rate case filing.

In July 2015, the PSCW approved MGE's request to extend the current accounting treatment for transmission related costs through 2016, conditioned upon MGE not filing a base rate case for 2016.

b.

Fuel Rules.

Fuel rules require the PSCW and Wisconsin utilities to defer electric fuel-related costs that fall outside a symmetrical cost tolerance band around the amount approved for a utility in its annual fuel proceedings. Any over/under recovery of the actual costs is determined in the following year and is then reflected in future billings to electric retail customers. The fuel rules bandwidth is currently set at plus or minus 2%. Under fuel rules, MGE would defer costs, less any excess revenues, if its actual electric fuel costs exceeded 102% of the electric fuel costs allowed in its latest rate order. Excess revenues are defined as revenues in the year in question that provide MGE with a greater return on common equity than authorized by the PSCW in MGE's latest rate order. Conversely, MGE is required to defer the benefit of lower costs if actual electric fuel costs were less than 98% of the electric fuel costs allowed in that order.

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

In January 2016, the PSCW lowered MGE's 2016 fuel rules monitored costs by $14.8 million as a result of continued lower projected fuel costs in 2016. Also, in March 2016, MGE filed its 2015 fuel plan reconciliation application showing an overcollection of 2015 fuel rules monitored costs. In July 2016, the PSCW issued a final order stating that MGE shall refund $15.7 million of additional fuel savings realized during 2015 and 2016 to its retail electric customers over a one-month period. In September 2016, MGE returned $15.5 million to customers through bill credits.

As of March 31, 2016, MGE had no deferred 2016 fuel savings that were in excess of the fuel savings included within the fuel credits referenced above. As of March 31, 2017, MGE has deferred $1.1 million of 2017 fuel savings. These costs will be subject to the PSCW's annual review of 2017 fuel costs, expected to be completed in 2018.

9.

Derivative and Hedging Instruments - MGE Energy and MGE.

a.

Purpose.

As part of its regular operations, MGE enters into contracts, including options, swaps, futures, forwards, and other contractual commitments, to manage its exposure to commodity prices. To the extent that these contracts are derivatives, MGE assesses whether or not the normal purchases or normal sales exclusion applies. For contracts to which this exclusion cannot be applied, the derivatives are recognized in the consolidated balance sheets at fair value. MGE's financial commodity derivative activities are conducted in accordance with its electric and gas risk management program, which is approved by the PSCW and limits the volume MGE can hedge with specific risk management strategies. The maximum length of time over which cash flows related to energy commodities can be hedged is four years. If the derivative qualifies for regulatory deferral, the derivatives are marked to fair value and are offset with a corresponding regulatory asset or liability. The deferred gain or loss is recognized in earnings in the delivery month applicable to the instrument. Gains and losses related to hedges qualifying for regulatory treatment are recoverable in gas rates through the PGA or in electric rates as a component of the fuel rules mechanism.

b.

Notional Amounts.

The gross notional volume of open derivatives is as follows:

	March 31, 2017	December 31, 2016
Commodity derivative contracts	415,165 MWh	393,395 MWh
Commodity derivative contracts	1,677,500 Dth	4,195,000 Dth
FTRs	920 MW	2,251 MW
PPA	3,100 MW	3,250 MW

c.

Financial Statement Presentation.

MGE purchases and sells exchange-traded and over-the-counter options, swaps, and future contracts. These arrangements are primarily entered into to help stabilize the price risk associated with gas or power purchases. These transactions are employed by both MGE's gas and electric segments. Additionally, as a result of the firm transmission agreements that MGE holds on electricity transmission paths in the MISO market, MGE holds FTRs. An FTR is a financial instrument that entitles the holder to a stream of revenues or charges based on the differences in hourly day-ahead energy prices between two points on the transmission grid. The fair values of these instruments are offset with a corresponding regulatory asset/liability depending on whether they are in a net loss/gain position. Depending on the nature of the instrument, the gain or loss associated with these transactions will be reflected as cost of gas sold, fuel for electric generation, or purchased power expense in the delivery month applicable to the instrument. At March 31, 2017, and December 31, 2016, the fair value of exchange traded derivatives and FTRs exceeded their cost basis by $0.6 million and $1.3 million, respectively.

MGE is a party to a purchased power agreement that provides MGE with firm capacity and energy during a base term from June 1, 2012, through May 31, 2022. The agreement also allows MGE an option to extend the contract after the base term. The agreement is accounted for as a derivative contract and is recognized at its fair value on the consolidated balance sheets. However, the derivative qualifies for regulatory deferral and is recognized with a corresponding regulatory asset or liability depending on whether the fair value is in a loss or gain position. The fair value of the contract at March 31, 2017, and December 31, 2016, reflects a loss position of $48.6 million and $50.6 million, respectively. The actual cost will be recognized in purchased power expense in the month of purchase.

The following table summarizes the fair value of the derivative instruments on the consolidated balance sheets. All derivative instruments in this table are presented on a gross basis and are calculated prior to the netting of instruments with the same counterparty under a master netting agreement as well as the netting of collateral. For financial statement purposes, instruments are netted with the same counterparty under a master netting agreement as well as the netting of collateral. As of March 31, 2017, and December 31, 2016, the receivable margin account balance of $0.6 million and $1.3 million, respectively, is shown net of any collateral posted against derivative positions.

	Derivative Assets	Derivative Liabilities
(In thousands)			Balance Sheet Location
March 31, 2017
Commodity derivative contracts(a)	$640	$165	Other current assets(b)
Commodity derivative contracts(a)	24	87	Other deferred charges
FTRs	155	-	Other current assets
PPA	N/A	8,210	Derivative liability (current)
PPA	N/A	40,430	Derivative liability (long-term)

December 31, 2016
Commodity derivative contracts(a)	$1,227	$164	Other current assets
Commodity derivative contracts(a)	157	54	Other deferred charges
FTRs	143	-	Other current assets
PPA	N/A	7,620	Derivative liability (current)
PPA	N/A	42,970	Derivative liability (long-term)

(a)

As of March 31, 2017, and December 31, 2016, no collateral was posted against and netted with derivative liability positions on the consolidated balance sheets.

(b)

As of March 31, 2017, $0.1 million was presented as current derivative liabilities on the consolidated balance sheets.

The following tables show the effect of netting arrangements for recognized derivative assets and liabilities that are subject to a master netting arrangement or similar arrangement on the consolidated balance sheets.

Offsetting of Derivative Assets
(In thousands)	Gross Amounts	Gross Amounts Offset in Balance Sheets	Collateral Posted Against Derivative Positions	Net Amount Presented in Balance Sheets
March 31, 2017
Commodity derivative contracts	$664	$(203)	$-	$461
FTRs	155	-	-	155

December 31, 2016
Commodity derivative contracts	$1,384	$(218)	$-	$1,166
FTRs	143	-	-	143

Offsetting of Derivative Liabilities
(In thousands)	Gross Amounts	Gross Amounts Offset in Balance Sheets	Collateral Posted Against Derivative Positions	Net Amount Presented in Balance Sheets
March 31, 2017
Commodity derivative contracts	$252	$(203)	$-	$49
PPA	48,640	-	-	48,640

December 31, 2016
Commodity derivative contracts	$218	$(218)	$-	$-
PPA	50,590	-	-	50,590

The following tables summarize the unrealized and realized gains (losses) related to the derivative instruments on the consolidated balance sheets at March 31, 2017 and 2016, and the consolidated income statements for the three months ended March 31, 2017 and 2016.

	2017		2016
(In thousands)	Current and Long-Term Regulatory Asset	Other Current Assets	Current and Long-Term Regulatory Asset	Other Current Assets
Three Months Ended March 31:
Balance at January 1,	$49,281	$230	$54,082	$1,208
Unrealized (gain) loss	(689)	-	6,371	-
Realized (loss) gain reclassified to a deferred account	(78)	78	(1,451)	1,451
Realized loss reclassified to income statement	(441)	(166)	(2,118)	(2,004)
Balance at March 31,	$48,073	$142	$56,884	$655

	Realized losses (gains)
	2017		2016
(In thousands)	Fuel for Electric Generation/ Purchased Power	Cost of Gas Sold	Fuel for Electric Generation/ Purchased Power	Cost of Gas Sold
Three Months Ended March 31:
Commodity derivative contracts	$385	$146	$1,007	$1,814
FTRs	(685)	-	(68)	-
PPA	761	-	1,369	-

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

The PPA has a provision that may require MGE to post collateral if MGE's debt rating falls below investment grade (i.e., below BBB-). The amount of collateral that it may be required to post varies from $20.0 million to $40.0 million, depending on MGE's nominated capacity amount. As of March 31, 2017, no collateral is required to be, or has been, posted. Certain counterparties extend MGE a credit limit. If MGE exceeds these limits, the counterparties may require collateral to be posted. As of March 31, 2017, certain counterparties were in a net liability position of less than $0.1 million. As of December 31, 2016, no counterparties were in a net liability position.

Nonperformance of counterparties to the non-exchange traded derivatives could expose MGE to credit loss. However, MGE enters into transactions only with companies that meet or exceed strict credit guidelines, and it monitors these counterparties on an ongoing basis to mitigate nonperformance risk in its portfolio. As of March 31, 2017, no counterparties have defaulted.

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

Fair Value of Financial Assets and Liabilities Recorded at the Carrying Amount.

At March 31, 2017, and December 31, 2016, the carrying amount of cash, cash equivalents, and outstanding commercial paper approximates fair market value due to the short maturity of those investments and obligations. The estimated fair market value of long-term debt is based on quoted market prices for similar financial instruments at March 31, 2017, and December 31, 2016. Since long-term debt is not traded in an active market, it is classified as Level 2. The estimated fair market values of financial instruments are as follows:

	March 31, 2017		December 31, 2016
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
MGE Energy
Assets:
Cash and cash equivalents	$117,702	$117,702	$95,959	$95,959
Liabilities:
Long-term debt(a)	400,161	445,037	391,242	430,122

MGE
Assets:
Cash and cash equivalents	$23,098	$23,098	$10,768	$10,768
Liabilities:
Long-term debt(a)	400,161	445,037	391,242	430,122

(a) Includes long-term debt due within one year. Excludes debt issuance costs and unamortized discount of
$4.3 million and $4.1 million at March 31, 2017, and December 31, 2016, respectively.

b.

Recurring Fair Value Measurements.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis.

	Fair Value as of March 31, 2017
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Derivatives	$819	$341	$-	$478
Exchange-traded investments	662	662	-	-
Total Assets	$1,481	$1,003	$-	$478
Liabilities:
Derivatives	$48,892	$60	$-	$48,832
Deferred compensation	3,014	-	3,014	-
Total Liabilities	$51,906	$60	$3,014	$48,832

MGE
Assets:
Derivatives	$819	$341	$-	$478
Exchange-traded investments	132	132	-	-
Total Assets	$951	$473	$-	$478
Liabilities:
Derivatives	$48,892	$60	$-	$48,832
Deferred compensation	3,014	-	3,014	-
Total Liabilities	$51,906	$60	$3,014	$48,832

	Fair Value as of December 31, 2016
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Derivatives	$1,527	$1,041	$-	$486
Exchange-traded investments	500	500	-	-
Total Assets	$2,027	$1,541	$-	$486
Liabilities:
Derivatives	$50,808	$16	$-	$50,792
Deferred compensation	3,039	-	3,039	-
Total Liabilities	$53,847	$16	$3,039	$50,792

MGE
Assets:
Derivatives	$1,527	$1,041	$-	$486
Exchange-traded investments	143	143	-	-
Total Assets	$1,670	$1,184	$-	$486
Liabilities:
Derivatives	$50,808	$16	$-	$50,792
Deferred compensation	3,039	-	3,039	-
Total Liabilities	$53,847	$16	$3,039	$50,792

No transfers were made in or out of Level 1 or Level 2 for the three months ended March 31, 2017.

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

The following table presents the significant unobservable inputs used in the pricing model.

	Model Input
Significant Unobservable Inputs	March 31, 2017	December 31, 2016
Basis adjustment:
On peak	92.2%	91.9%
Off peak	94.0%	93.4%
Counterparty fuel mix:
Internal generation	55% - 75%	55% - 75%
Purchased power	45% - 25%	45% - 25%

The deferred compensation plan allows participants to defer certain cash compensation into a notional investment account. These amounts are included within other deferred liabilities in the consolidated balance sheets. The notional investments earn interest based upon the semiannual rate of U.S. Treasury Bills having a 26 week maturity increased by 1% compounded monthly with a minimum annual rate of 7%, compounded monthly. The notional investments are based upon observable market data, however, since the deferred compensation obligations themselves are not exchanged in an active market, they are classified as Level 2.

The following table summarizes the changes in Level 3 commodity derivative assets and liabilities measured at fair value on a recurring basis.

	Three Months Ended
	March 31,
(In thousands)	2017	2016
Beginning balance	$(50,306)	$(53,501)
Realized and unrealized gains (losses):
Included in regulatory (assets) liabilities	1,953	(3,600)
Included in other comprehensive income	-	-
Included in earnings	(586)	(2,163)
Included in current assets	125	-
Purchases	5,996	5,301
Sales	-	-
Issuances	-	-
Settlements	(5,536)	(3,138)
Transfers in and/or out of Level 3	-	-
Balance as of March 31,	$(48,354)	$(57,101)
Total gains (losses) included in earnings attributed to the change in unrealized gains (losses) related to assets and liabilities held at March 31,(b)	$-	$-

The following table presents total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis (b).

	Three Months Ended
	March 31,
(In thousands)	2017	2016
Purchased Power Expense	$(431)	$(2,163)
Cost of Gas Sold Expense	(155)	-
Total	$(586)	$(2,163)

(b)

MGE's exchange-traded derivative contracts, over-the-counter party transactions, purchased power agreement, and FTRs are subject to regulatory deferral. These derivatives are therefore marked to fair value and are offset in the financial statements with a corresponding regulatory asset or liability.

24

11.

Joint Plant Ownership - MGE Energy and MGE.

Columbia.

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

During three months ended March 31, 2017, MGE accrued $2.3 million of 2017 capital expenditures that MGE has forgone subject to the ownership transfer agreement. As of March 31, 2017, MGE classified $2.3 million of Columbia assets as held-for-sale on the consolidated balance sheets. The assets recognized as held-for-sale are subject to a partial sale of plant assets to WPL, expected to occur in January 2018.

12.

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

b.

Financial Instruments.

In January 2016, the FASB issued authoritative guidance within the Codification's Financial Instruments topic that provides guidance on the recognition and measurement of financial instruments. This authoritative guidance will become effective January 1, 2018, and will require equity investments to be measured at fair value with changes in fair value recognized in net income rather than in other comprehensive income. As a result of this guidance, MGE Energy and MGE will no longer have any other comprehensive income related to equity investments. This standard will be applied using a modified retrospective approach, with a cumulative effect adjustment recorded to opening retained earnings as of the beginning of all prior periods presented.

c.

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

Management has begun utilizing a bottoms-up approach to analyze the impact of the standard on our lease portfolio. MGE Energy and MGE have been reviewing current accounting policies and procedures to identify potential differences in accounting treatment that would result from applying the requirements of the new standard to our existing lease portfolio. In addition, we are identifying appropriate changes to our business processes, systems, and controls to support recognition and disclosure requirements under the new standard. This authoritative guidance will become effective January 1, 2019, with early adoption permitted. MGE Energy and MGE anticipate adopting the standard upon the effective date. The new leasing standard requires entities to recognize and measure leases at the beginning of the earliest comparative period presented using a modified retrospective approach. MGE Energy and MGE are currently assessing the impact this pronouncement will have on our financial statements.

d.

Restricted Cash.

In November 2016, the FASB issued authoritative guidance within the Codification's Statement of Cash Flows topic that provides guidance on the classification and presentation of changes in restricted cash within the statement of cash flows. The new standard was issued to eliminate a current diversity in practice for the accounting treatment of restricted cash. Under the new guidance, reporting entities will be required to explain the changes in the total of restricted and unrestricted cash and cash equivalents when reconciling the beginning and ending balances on the statement of cash flows. Prior to the authoritative guidance, changes in restricted cash were presented as either cash flows from operating, investing, or financing activities within the statement of cash flows, as appropriate based on the nature of the restriction. Also under the new standard, reporting entities will be required to provide a reconciliation from the balance sheet to the statement of cash flows and disclose the nature of the restrictions of cash. This authoritative guidance will become effective January 1, 2018. Upon the effective date, MGE Energy and MGE will change the presentation of restricted cash to reflect this change in accounting guidance. MGE Energy and MGE will also retrospectively apply the guidance to all prior periods presented. As of March 31, 2017, and December 31, 2016, MGE Energy and MGE had $4.3 million and $5.1 million, respectively, of restricted cash classified within other current assets on the consolidated balance sheets.

e.

Pension and Other Postretirement Benefits.

In March 2017, the FASB issued authoritative guidance within the Compensation – Retirement Benefits topic that provides guidance on the presentation of net periodic pension cost and net periodic postretirement benefit cost. Under the new guidance, the service cost component of net benefit cost is required to be recorded in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside of income from operations. The standard also only allows the service cost component to be eligible for capitalization when applicable. This authoritative guidance will become effective January 1, 2019. MGE Energy and MGE are currently assessing the impact this pronouncement will have on their financial statements.

13.

Segment Information - MGE Energy and MGE.

MGE Energy operates in the following business segments: electric utility, gas utility, nonregulated energy, transmission investment, and all other. See MGE Energy's and MGE's 2016 Annual Report on Form 10-K for additional discussion of each of these segments.

The following tables show segment information for MGE Energy's operations for the indicated periods:

(In thousands) MGE Energy	Electric	Gas	Nonregulated Energy	Transmission Investment	All Others	Consolidation/ Elimination Entries	Consolidated Total
Three Months Ended March 31, 2017
Operating revenues	$98,324	$58,426	$73	$-	$-	$-	$156,823
Interdepartmental revenues	(105)	4,394	11,070	-	-	(15,359)	-
Total operating revenues	98,219	62,820	11,143	-	-	(15,359)	156,823
Depreciation and amortization	(8,900)	(2,213)	(1,846)	-	-	-	(12,959)
Other operating expenses	(75,326)	(50,577)	(41)	-	(369)	15,359	(110,954)
Operating income (loss)	13,993	10,030	9,256	-	(369)	-	32,910
Other income (deductions), net	190	5	-	2,478	(222)	-	2,451
Interest (expense) income, net	(2,776)	(799)	(1,407)	-	88	-	(4,894)
Income (loss) before taxes	11,407	9,236	7,849	2,478	(503)	-	30,467
Income tax (provision) benefit	(3,454)	(3,704)	(3,151)	(997)	139	-	(11,167)
Net income (loss)	$7,953	$5,532	$4,698	$1,481	$(364)	$-	$19,300

Three Months Ended March 31, 2016
Operating revenues	$93,208	$53,837	$482	$-	$-	$-	$147,527
Interdepartmental revenues	456	5,097	10,977	-	-	(16,530)	-
Total operating revenues	93,664	58,934	11,459	-	-	(16,530)	147,527
Depreciation and amortization	(7,163)	(1,981)	(1,876)	-	(12)	-	(11,032)
Other operating expenses	(75,379)	(47,741)	(47)	(1)	(326)	16,530	(106,964)
Operating income (loss)	11,122	9,212	9,536	(1)	(338)	-	29,531
Other income (deductions), net	196	(8)	-	2,233	21	-	2,442
Interest (expense) income, net	(2,790)	(808)	(1,463)	-	61	-	(5,000)
Income (loss) before taxes	8,528	8,396	8,073	2,232	(256)	-	26,973
Income tax (provision) benefit	(2,536)	(3,359)	(3,240)	(897)	87	-	(9,945)
Net income (loss)	$5,992	$5,037	$4,833	$1,335	$(169)	$-	$17,028

The following tables show segment information for MGE's operations for the indicated periods:

(In thousands) MGE	Electric	Gas	Nonregulated Energy	Transmission Investment(b)	Consolidation/ Elimination Entries	Consolidated Total
Three Months Ended March 31, 2017
Operating revenues	$98,328	$58,435	$73	$-	$-	$156,836
Interdepartmental revenues	(109)	4,385	11,070	-	(15,346)	-
Total operating revenues	98,219	62,820	11,143	-	(15,346)	156,836
Depreciation and amortization	(8,900)	(2,213)	(1,846)	-	-	(12,959)
Other operating expenses(a)	(78,746)	(54,271)	(3,192)	-	15,346	(120,863)
Operating income(a)	10,573	6,336	6,105	-	-	23,014
Other income (deductions), net(a)	156	(5)	-	-	-	151
Interest expense, net	(2,776)	(799)	(1,407)	-	-	(4,982)
Net income	7,953	5,532	4,698	-	-	18,183
Less: Net income attributable to
noncontrolling interest, net of tax	-	-	-	-	(5,389)	(5,389)
Net income attributable to MGE	$7,953	$5,532	$4,698	$-	$(5,389)	$12,794

Three Months Ended March 31, 2016
Operating revenues	$93,214	$53,847	$482	$-	$-	$147,543
Interdepartmental revenues	450	5,087	10,977	-	(16,514)	-
Total operating revenues	93,664	58,934	11,459	-	(16,514)	147,543
Depreciation and amortization	(7,163)	(1,981)	(1,876)	-	-	(11,020)
Other operating expenses(a)	(77,879)	(51,091)	(3,287)	(1)	16,514	(115,744)
Operating income (loss)(a)	8,622	5,862	6,296	(1)	-	20,779
Other income (deductions), net(a)	160	(17)	-	1,336	-	1,479
Interest expense, net	(2,790)	(808)	(1,463)	-	-	(5,061)
Net income	5,992	5,037	4,833	1,335	-	17,197
Less: Net income attributable to
noncontrolling interest, net of tax	-	-	-	-	(6,252)	(6,252)
Net income attributable to MGE	$5,992	$5,037	$4,833	$1,335	$(6,252)	$10,945

(a) Amounts are shown net of the related tax expense, consistent with the presentation on the MGE Consolidated Statements of Income.
(b) As of July 31, 2016, MGE no longer consolidates MGE Energy's proportionate share of equity earnings in MGE Transco.
See Footnote 3 for additional information.

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

•

Credit market conditions, including interest rates and our debt credit rating,

•

Environmental laws and regulations, including adopted and pending environmental rule changes, and

•

Other factors listed in "Item 1A. Risk Factors" in our 2016 Annual Report on Form 10-K.

For the three months ended March 31, 2017, MGE Energy's earnings were $19.3 million or $0.56 per share compared to $17.0 million or $0.49 per share for the same period in the prior year. MGE's earnings for the three months ended March 31, 2017, were $12.8 million compared to $10.9 million for the same period in the prior year.

MGE Energy's net income was derived from our business segments as follows:

	Three Months Ended
(In thousands)	March 31,
Business Segment:	2017	2016
Electric Utility	$7,953	$5,992
Gas Utility	5,532	5,037
Nonregulated Energy	4,698	4,833
Transmission Investments	1,481	1,335
All Other	(364)	(169)
Net Income	$19,300	$17,028

Our net income during the three months ended March 31, 2017, compared to the same period in the prior year primarily reflects the effects of the following factors:

•

Electric net income increased primarily related to lower fuel costs and savings from ongoing efforts to manage operating and maintenance costs.

During the first three months of 2017, the following events occurred:

2017 Rate Case Filing: On December 15, 2016, the PSCW authorized MGE, effective January 1, 2017, to decrease 2017 rates for retail electric customers by 0.8% or $3.3 million and to increase rates for retail gas customers by 1.9% or $3.1 million. The decrease in retail electric rates reflects declining fuel and purchased power costs. The increase in retail gas rates covers costs associated with MGE's natural gas system infrastructure improvements. The authorized return on common stock equity for 2017 is 9.8% on 57.2% common equity. The PSCW also approved MGE's request to extend the current accounting treatment for transmission related costs through 2018.

Deferred Fuel Costs: As of March 31, 2017, MGE has deferred $1.1 million of 2017 fuel savings. These costs will be subject to the PSCW's annual review of 2017 fuel costs, expected to be completed in 2018.

Debt Issuance: MGE issued $40 million of new long-term unsecured debt in January 2017. The new debt will carry an interest rate of 3.76% per annum over its 35-year term. The proceeds of this debt financing were used to refinance $30 million of medium-term notes, which matured in January 2017, and assist with the financing of additional capital expenditures. The covenants of this debt are substantially consistent with MGE's existing unsecured long-term debt.

In the near term, several items may affect us, including:

ATC Return on Equity: Several parties have filed complaints with the FERC seeking to reduce the ROE used by MISO transmission owners, including ATC. Any change to ATC's ROE could result in lower equity earnings and distributions from ATC in the future. We derived approximately 8.0% and 7.8% of our net income for the three months ended March 31, 2017 and 2016 respectively, from our investment in ATC. See "Other Matters" below for additional information concerning ATC.

Environmental Initiatives: There are proposed legislative rules and initiatives involving matters related to air emissions, water effluent, hazardous materials, and greenhouse gases, all of which affect generation plant capital expenditures and operating costs as well as future operational planning. At present, it is unclear how the changes in the Presidential and EPA administration may affect pending or new legislative or rulemaking proposals or regulatory initiatives. Such legislation and rulemaking could significantly affect the costs of owning and operating fossil-fueled generating plants, such as Columbia and the Elm Road Units, from which we derive approximately 43% of our electric generating capacity as of March 31, 2017. We would expect to seek and receive recovery of any such costs in rates; however, it is difficult to estimate the amount of such costs due to the uncertainty as to the timing and form of the legislation and rules, and the scope and time of the recovery of costs in rates, which may lag the incurrence of those costs.

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

Future Generation: During the first quarter of 2016, MGE entered into an agreement with WPL under which MGE may acquire up to 50 MW of capacity in a gas-fired generating plant to be constructed by WPL at its Riverside Energy Center in Beloit, Wisconsin, during the five-year period following the in-service date of the plant. The plant is expected to be completed by early 2020. MGE and WPL have negotiated an amendment to the existing Columbia joint operating agreement, effective January 1, 2017, under which MGE will reduce its obligation to pay certain capital expenditures (other than SCR-related expenditures) at Columbia prior to the expected in-service date of the Riverside gas-fired generating plant in exchange for a proportional reduction in MGE's ownership in Columbia. On January 1 of each year, beginning in 2017 and ending June 1, 2020, the ownership percentage will be adjusted, through a partial sale, based on the amount of capital expenditures foregone. During the three months ended March 31, 2017, MGE accrued $2.3 million of 2017 capital expenditures that MGE has forgone as part of the ownership transfer agreement with WPL. During 2016, MGE accrued $14.8 million of 2016 capital expenditures forgone. As of March 31, 2017, and December 31, 2016, MGE classified $2.3 million and $14.8 million, respectively, of Columbia assets as held-for-sale on the consolidated balance sheets. In January 2017, MGE reduced its ownership interest in Columbia from 22.0% to 20.4% through the partial sale of plant assets to WPL. By June 2020, MGE's ownership in Columbia is forecasted to be approximately 19%.

Saratoga Wind Farm: In February 2017, MGE filed with the PSCW a letter notifying the commission of MGE's intent to seek approval to construct, own and operate a 66MW wind farm, consisting of 33 turbines, located near Saratoga, Iowa. MGE filed its formal application with the PSCW in April 2017. If approved, construction of the project is expected to begin in early 2018, with an estimated capital cost of $107 million.

Financing Plans: MGE plans to issue an additional $30 million of new long-term debt during 2017 to cover capital expenditures and other corporate obligations.

The following discussion is based on the business segments as discussed in Footnote 13 of the Notes to Consolidated Financial Statements.

Three Months Ended March 31, 2017 and 2016

Electric Utility Operations - MGE Energy and MGE

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the periods indicated:

	Revenues			Sales (kWh)
(In thousands)	Three Months Ended March 31,			Three Months Ended March 31,
	2017	2016	% Change	2017	2016	% Change
Residential	$33,353	$33,304	0.1%	197,674	201,090	(1.7)%
Commercial	50,164	50,497	(0.7)%	433,389	442,319	(2.0)%
Industrial	4,215	4,404	(4.3)%	51,765	57,222	(9.5)%
Other-retail/municipal	9,021	8,238	9.5%	92,087	84,949	8.4%
Total retail	96,753	96,443	0.3%	774,915	785,580	(1.4)%
Sales to the market	972	142	N/A%	35,862	10,619	N/A%
Deferral of fuel savings	-	(3,581)	(100.0)%	-	-	- %
Adjustments to revenues	599	204	N/A%	-	-	- %
Total	$98,324	$93,208	5.5%	810,777	796,199	1.8%

Electric operating revenues increased $5.1 million or 5.5% for the three months ended March 31, 2017, compared to the same period in 2016, due to the following:

(In millions)
Deferral of fuel savings/fuel credit	$5.5
Sales to the market	0.8
Other	0.7
Adjustments to revenues	0.5
Volume	(1.2)
Rate changes	(1.2)
Total	$5.1

31

•

Deferral of fuel savings/fuel credit. During the three months ended March 31, 2016, customers received a fuel credit on their bill related to the fuel savings of $1.9 million, which decreased electric revenues in the prior year. In January 2016, the PSCW lowered MGE's 2016 fuel rules monitored costs, which were deferred in revenue in the prior period, as a result of continued lower projected fuel costs in 2016.

•

Sales to the market. Sales to the market represent wholesale sales made to third parties who are not ultimate users of the electricity. These sales may include spot market transactions on the markets operated by MISO and PJM. These sales may also include bilateral sales to other utilities or power marketers. Generating units are dispatched by MISO based on cost considerations as well as reliability of the system. Sales to the market typically occur when MGE has more generation and purchases online than are needed for its own system demand. The excess electricity is then sold to others in the market. For the three months ended March 31, 2017, market volumes increased compared to the same period in the prior year, reflecting increased opportunities for sales and those sales were made at higher market prices. The revenue generated from these sales is included in fuel rules monitored costs. See fuel rules discussion in Footnote 8.b. of the Notes to the Consolidated Financial Statements.

•

Adjustments to revenue. MGE leases electric generating capacity from MGE Power Elm Road. MGE collects in rates the lease payments associated with the electric generating capacity as authorized by the PSCW. Any differential between estimated lease payments collected in rates and actual lease payments paid to MGE Power Elm Road are included in adjustments to revenues.

•

Volume. During the three months ended March 31, 2017, there was a 1.4% decrease in retail sales volumes compared to the same period in the prior year.

•

Rate Changes. Rates charged to retail customers for the three months ended March 31, 2017, were 2.3% or $1.2 million lower than those charged during the same period in the prior year.

In December 2016, the PSCW authorized MGE to decrease 2017 rates for retail electric customers by 0.8% or $3.3 million.

Electric fuel and purchased power

Electric fuel and purchased power costs reflect an increase in internal generation volumes offset by a decrease in the volume of purchased power when compared to the prior period. Adjustments related to the regulatory recovery for fuel costs, known as fuel rules, increased purchased power expense. These items are explained below.

Fuel for electric generation

The expense for fuel for internal electric generation increased $0.2 million during the three months ended March 31, 2017, compared to the same period in the prior year, due to the following:

(In millions)
Increase in volume	$0.5
Decrease in per-unit cost	(0.3)
Total	$0.2

This increase in expense reflects a 4.3% increase in internal generation volume delivered to the system primarily as a result of increased generation at Columbia and the Elm Road Units based on market prices, partially offset by a 2.6% decrease in per-unit cost of internal electric generation.

Purchased power

Purchased power expense increased $0.7 million during the three months ended March 31, 2017, compared to the same period in the prior year, due to the following:

(In millions)
Change in fuel rule adjustments, net of recoveries	$3.1
Decrease in per-unit cost	(2.2)
Decrease in volume	(0.2)
Total	$0.7

Under fuel rules, MGE is required to defer electric fuel-related costs that fall outside a 2% cost tolerance band around the amount used in the most recent rate proceeding. Any fuel rules adjustments are reflected in purchased power expense.

The decrease in expense (before fuel rules adjustments) reflects a 13.3% decrease in the per-unit cost of purchased power and a 1.3% decrease in the volume of power purchased from third parties.

Electric operating and maintenance expenses

For the three months ended March 31, 2017, electric operating and maintenance expenses were flat, compared to the same period in the prior year. The following contributed to the net change:

(In millions)
Increased transmission costs	$1.2
Increased customer accounts costs	0.3
Decreased production expenses	(1.2)
Decreased administrative and general costs	(0.3)
Total	$-

For the three months ended March 31, 2017, increased transmission costs are primarily due to an increase in transmission reliability enhancements, offset by decreased production costs at Columbia and the Elm Road Units.

Electric depreciation expense

Electric depreciation expense increased $1.7 million for the three months ended March 31, 2017, compared to the same period in the prior year as a result of new depreciation rates for Columbia, as approved by the PSCW.

Gas Utility Operations - MGE Energy and MGE

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class during each of the periods indicated:

	Revenues			Therms Delivered
(In thousands, except HDD and average rate per therm of retail customer)	Three Months Ended March 31,			Three Months Ended March 31,
	2017	2016	% Change	2017	2016	% Change
Residential	$33,903	$31,250	8.5%	43,038	43,575	(1.2)%
Commercial/Industrial	23,048	21,108	9.2%	37,176	37,355	(0.5)%
Total retail	56,951	52,358	8.8%	80,214	80,930	(0.9)%
Gas transportation	1,350	1,356	(0.4)%	21,035	21,453	(1.9)%
Other revenues	125	123	1.6%	-	-	- %
Total	$58,426	$53,837	8.5%	101,249	102,383	(1.1)%

Heating degree days (normal 3,506)				3,130	3,258	(3.9)%
Average rate per therm of
retail customer	$0.710	$0.647	9.7%

Gas revenues increased $4.6 million or 8.5% for the three months ended March 31, 2017, compared to the same period in 2016. These changes are related to the following factors:

(In millions)
Rate/PGA changes	$5.0
Volume	(0.4)
Total	$4.6

•

Rate/PGA changes. In December 2016, the PSCW authorized MGE to increase 2017 rates for retail gas customers by 1.9% or $3.1 million.

MGE recovers the cost of natural gas in its gas segment through the purchased gas adjustment clause (PGA). Under the PGA, MGE is able to pass through to its gas customers the cost of gas. Changes in PGA recoveries affect revenues but do not impact net income.

The average retail rate per therm for the three months ended March 31, 2017, increased 9.7% compared to the same period in 2016, reflecting a $3.6 million increase in natural gas commodity costs (recovered through the PGA) and an increase in fixed rate charges.

•

Volume. For the three months ended March 31, 2017, retail gas deliveries decreased 0.9% compared to the same period in the prior year.

Cost of gas sold

For the three months ended March 31, 2017, cost of gas sold increased $3.3 million compared to the same period in the prior year. The cost per therm of natural gas increased 10.3%, which resulted in $3.4 million of increased expense. The volume of gas purchased decreased 0.2%, which resulted in $0.1 million of decreased expense.

Gas operating and maintenance expenses

Gas operating and maintenance expenses decreased by $0.1 million for the three months ended March 31, 2017, compared to the same period in 2016. The following contributed to the net change:

(In millions)
Decreased administrative and general costs	$(0.3)
Decreased other costs	(0.1)
Increased customer service costs	0.3
Total	$(0.1)

Nonregulated Energy Operations - MGE Energy and MGE

The nonregulated energy operations are conducted through MGE Energy's subsidiaries: MGE Power Elm Road (the Elm Road Units) and MGE Power West Campus (WCCF), which have been formed to own and lease electric generating capacity to assist MGE. For the three months ended March 31, 2017 and 2016, net income at the nonregulated energy operations segment was $4.7 million and $4.8 million, respectively.

Transmission Investment Operations - MGE Energy and MGE

Transmission investment other income

For the three months ended March 31, 2017 and 2016, other income at the transmission investment segment was $2.5 million and $2.2 million, respectively. The transmission investment segment holds our interest in ATC and ATC Holdco, and its income reflects our equity in the earnings of the investments. ATC Holdco was formed in December 2016. In the near term, it is expected that ATC Holdco will be pursuing transmission development opportunities that typically have long development and investment lead times before becoming operational. See Footnote 3 of the Notes to Consolidated Financial Statements and "Other Matters" below for additional information concerning ATC and summarized financial information regarding ATC.

Consolidated Income Taxes - MGE Energy and MGE

MGE Energy's effective income tax rate for the three months ended March 31, 2017 and 2016, was 36.7% and 36.9%, respectively. MGE's effective income tax rate for the three months ended March 31, 2017 and 2016, was 36.2% and 36.8%, respectively. For both MGE Energy and MGE, the decrease in the effective tax rate is due in part to a higher estimated domestic manufacturing deduction and higher estimated AFUDC equity earnings in 2017. In addition, MGE's effective income tax rate decreased as a result of the transfer of its ownership interest in MGE Transco.

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

	Three Months Ended
	March 31,
(In millions)	2017	2016
MGE Power Elm Road	$3.6	$3.8
MGE Power West Campus	1.8	1.8
MGE Transco(a)	-	0.7

(a)

MGE Transco holds an ownership interest in ATC. In July 2016, MGE's ownership interest in MGE Transco declined below a majority, resulting in MGE Energy's investment in MGE Transco being deconsolidated from MGE's consolidated financial statements. In December 2016, MGE's ownership interest in MGE Transco was transferred to MGE Energy. See Footnote 3 of the Notes to Consolidated Financial Statements for additional information.

Contractual Obligations and Commercial Commitments - MGE Energy and MGE

There were no material changes, other than from the normal course of business, to MGE Energy's and MGE's contractual obligations (representing cash obligations that are considered to be firm commitments) and commercial commitments (representing commitments triggered by future events) during the three months ended March 31, 2017. Further discussion of the contractual obligations and commercial commitments is included in Footnote 17 of Notes to Consolidated Financial Statements and "Contractual Obligations and Commercial Commitments for MGE Energy and MGE" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in MGE Energy's and MGE's 2016 Annual Report on Form 10-K.

Long-term Debt - MGE Energy and MGE

MGE issued $40 million of new long-term unsecured debt in January 2017. The proceeds of this debt financing were used to refinance $30 million of medium-term notes, which matured in January 2017, and assist with the financing of additional capital expenditures. See Footnote 2 of the Notes to Consolidated Financial Statements for further discussion.

Liquidity and Capital Resources

MGE Energy and MGE have adequate liquidity to fund future operations and capital expenditures over the next twelve months. Available resources include cash and cash equivalents, operating cash flows, liquid assets, borrowing capacity under revolving credit facilities, and access to equity and debt capital markets.

Cash Flows

The following summarizes cash flows for MGE Energy and MGE during the three months ended March 31, 2017 and 2016:

	MGE Energy		MGE
(In thousands)	2017	2016	2017	2016
Cash provided by/(used for):
Operating activities	$42,287	$43,729	$40,545	$43,322
Investing activities	(18,515)	(16,496)	(16,346)	(16,247)
Financing activities	(2,029)	(11,286)	(11,869)	(17,026)

Cash Provided by Operating Activities

MGE Energy

MGE Energy's consolidated net cash provided by operating activities is derived mainly from the electric and gas operations of its principal subsidiary, MGE.

Cash provided by operating activities for the three months ended March 31, 2017, was $42.3 million, a decrease of $1.4 million when compared to the same period in the prior year.

MGE Energy's net income increased $2.3 million for the three months ended March 31, 2017, when compared to the same period in the prior year.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $1.0 million in cash provided by operating activities for the three months ended March 31, 2017, primarily due to decreased gas inventories, decreased unbilled revenues, and decreased current assets, partially offset by decreased accounts payable and decreased accrued payroll.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $14.2 million in cash provided by operating activities for the three months ended March 31, 2016, primarily due to decreased gas inventories and increased other current liabilities. The increase in current liabilities included a fuel credit, that was approved in August 2015, of $1.9 million that customers received on their bill January through March 2016 and $3.5 million of deferred fuel related cost savings to be returned to customers.

A decrease in pension contribution resulted in an additional $4.0 million in cash provided by operating activities for the three months ended March 31, 2017, when compared to the same period in the prior year. Pension contributions reflect amounts required by law and discretionary amounts.

MGE

Cash provided by operating activities for the three months ended March 31, 2017, was $40.5 million, a decrease of $2.8 million when compared to the same period in the prior year.

Net income increased $1.0 million for the three months ended March 31, 2017, when compared to the same period in the prior year.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $0.8 million in cash provided by operating activities for the three months ended March 31, 2017, primarily due to decreased gas inventories, decreased unbilled revenues, and decreased other current assets, partially offset by decreased accounts payable and decreased accrued payroll.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $14.1 million in cash provided by operating activities for the three months ended March 31, 2016, primarily due to decreased gas inventories and increased current liabilities. The increase in current liabilities included a fuel credit, that was approved in August 2015, of $1.9 million that customers received on their bill January through March 2016 and $3.5 million of deferred fuel related cost savings to be returned to customers.

A decrease in pension contribution resulted in an additional $4.0 million in cash provided by operating activities for the three months ended March 31, 2017, when compared to the same period in the prior year. Pension contributions reflect amounts required by law and discretionary amounts.

Cash Used for Investing Activities

MGE Energy

MGE Energy's cash used for investing activities increased $2.0 million for the three months ended March 31, 2017, when compared to the same period in the prior year.

Capital expenditures for the three months ended March 31, 2017, were $16.1 million. This amount represents an increase of $0.5 million from the expenditures made in the same period in the prior year. This increase primarily reflects increased expenditures on gas distribution assets.

Capital contributions in ATC and other investments increased $2.3 million for the three months ended March 31, 2017, when compared to the same period in the prior year.

MGE

MGE's cash used for investing activities increased $0.1 million for the three months ended March 31, 2017, when compared to the same period in the prior year.

Capital expenditures for the three months ended March 31, 2017, were $16.1 million. This amount represents an increase of $0.5 million from the expenditures made in the same period in the prior year. This increase primarily reflects increased expenditures on gas distribution assets.

Capital contributions in ATC and other investments decreased $0.5 million for the three months ended March 31, 2017, when compared to the same period in the prior year. In December 2016, MGE transferred its ownership interest to MGE Energy. See Footnote 3 of the Notes to Consolidated Financial Statements for further details.

Cash Used for Financing Activities

MGE Energy

Cash used for MGE Energy's financing activities was $2.0 million for the three months ended March 31, 2017, compared to $11.3 million of cash used for MGE Energy's financing activities for the same period in the prior year.

For the three months ended March 31, 2017, dividends paid were $10.7 million compared to $10.2 million in the prior year. This increase was a result of a higher dividend per share ($0.308 vs. $0.295).

During the three months ended March 31, 2017, MGE issued $40.0 million of senior unsecured notes, which was used to refinance $30.0 million of medium-term notes and assist with financing additional capital expenditures.

MGE

During the three months ended March 31, 2017, cash used for MGE's financing activities was $11.9 million compared to $17.0 million of cash used for MGE's financing activities for the same period in the prior year.

Dividends paid from MGE to MGE Energy were $15.0 million for the three months ended March 31, 2017, compared to $10.0 million in the prior year.

Distributions to parent from noncontrolling interest, which represent distributions from MGE Power Elm Road and MGE Power West Campus to MGE Energy, were $5.5 million for the three months ended March 31, 2017, compared to $6.5 million in the prior year.

For the three months ended March 31, 2016, equity contributions received from noncontrolling interest, which represent contributions to MGE Transco, were $0.5 million. There were no equity contributions received from noncontrolling interest, which represent contributions to MGE Transco for the three months ended March 31, 2017.

During the three months ended March 31, 2017, MGE issued $40.0 million of senior unsecured notes, which was used to refinance $30.0 million of medium-term notes and assist with financing additional capital expenditures.

Capitalization Ratios

MGE Energy's capitalization ratios were as follows:

MGE Energy
	March 31, 2017	December 31, 2016
Common shareholders' equity	64.9%	65.2%
Long-term debt(a)	35.1%	34.8%

(a)

Includes the current portion of long-term debt.

MGE Energy's and MGE's Capital Requirements

MGE Energy's and MGE's liquidity are primarily affected by their capital requirements. During the three months ended March 31, 2017, capital expenditures for MGE Energy and MGE totaled $16.1 million, which included $15.6 million of capital expenditures for utility operations.

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

Environmental Matters

There were no material updates or developments in environmental matters that occurred during the three months ended March 31, 2017. Further discussion of environmental matters is included in MGE Energy's and MGE's 2016 Annual Report on Form 10-K and Footnote 7.a. of Notes to Consolidated Financial Statements in this Report.

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

In January 2015, FERC accepted the transmission owner's request for a 50 basis-point incentive ROE adder for participating in MISO. The adder became effective January 6, 2015.

Any change to ATC's ROE could result in lower equity earnings and distributions from ATC in the future. Our share of ATC's earnings reflects a pre-tax charge of $0.1 million and $0.3 million for the three months ended March 31, 2017 and 2016, respectively, recorded by ATC for this matter representing its estimate of its refund liability. We derived approximately 8.0% and 7.8% of our net income for the three months ended March 31, 2017 and 2016, respectively, from our investment in ATC.

Adoption of Accounting Principles and Recently Issued Accounting Pronouncements

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

MGE's electric fuel costs are subject to fuel rules established by the PSCW. The fuel rules require the PSCW and Wisconsin utilities to defer electric fuel-related costs that fall outside a symmetrical cost tolerance band. Any over/under recovery of the actual costs is determined in the following year and is then reflected in future billings to electric retail customers. Under the electric fuel rules, MGE is required to defer the benefit of lower costs if the actual electric fuel costs fall outside the lower end of the range and is required to defer costs, less any excess revenues, if the actual electric fuel costs exceed the upper end of the range. Excess revenues are defined as revenues in the year in question that provide MGE with a greater return on common equity than authorized by the PSCW in MGE's latest rate order. The range is defined by the PSCW and has been modified throughout the years based on market conditions and other relevant factors. Currently, MGE is subject to a plus or minus 2% range. MGE assumes the risks and benefits of variances that are within the cost tolerance band. For 2017, fuel and purchased power costs included in MGE's base fuel rates are $101.9 million. See Footnote 8.b. of the Notes to Consolidated Financial Statements for additional information.

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

MGE has financial gas and electric commodity contracts to hedge commodity price risk in the gas and electric utility segments. These contracts are primarily comprised of exchange-traded option and future contracts. MGE also holds FTRs, which are used to hedge the risk of increased transmission congestion charges. At March 31, 2017, the fair value of these instruments exceeded their cost basis by $0.6 million. Under the PGA clause and electric fuel rules, MGE may include in the costs of fuel (natural gas or power) the costs and benefits of the aforementioned fuel price risk management tools. Because these costs/benefits are recoverable, the related unrealized loss/gain has been deferred on the consolidated balance sheets as a regulatory asset/liability.

MGE has also entered into a purchased power agreement that provides MGE with firm capacity and energy that began on June 1, 2012, and ends on May 31, 2022 (the "base term"). The agreement also allows MGE an option to extend the contract after the base term. The agreement is considered a derivative contract and is recognized at its fair value on the consolidated balance sheet. However, the derivative qualifies for regulatory deferral and is recognized with a corresponding regulatory asset or liability depending on whether the fair value is in a loss or gain position. The fair value of the contract at March 31, 2017, reflects a loss position of $48.6 million.

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

Additionally, if a counterparty were to default and MGE were to liquidate all contracts with that entity, MGE's credit loss would include the loss in value of mark-to-market contracts; the amount owed for settled transactions; and additional payments, if any, to settle unrealized losses on accrual contracts. As of March 31, 2017, no counterparties have defaulted.

MGE is obligated to provide service to all electric and gas customers within its respective franchised territories. MGE's franchised electric territory includes a 316 square-mile area in Dane County, Wisconsin, and MGE's franchised gas territory includes a service area covering 1,682 square miles in Wisconsin. Based on results for the year ended December 31, 2016, no one customer constituted more than 10% of total operating revenues for MGE Energy and MGE. Credit risk for electric and gas is managed by MGE's credit and collection policies, which are consistent with state regulatory requirements.

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

Item 4. Controls and Procedures.

During the first quarter of 2017, each registrant's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to that registrant, including its subsidiaries, is accumulated and made known to that registrant's management, including these officers, by other employees of that registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, MGE Energy does not control or manage certain of its unconsolidated entities and thus, its access and ability to apply its procedures to those entities is more limited than is the case for its consolidated subsidiaries.

As of March 31, 2017, each registrant's principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective. Each registrant intends to strive continually to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

During the quarter ended March 31, 2017, there were no changes in either registrant's internal controls over financial reporting that materially affected, or are reasonably likely to affect materially, that registrant's internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

MGE Energy and MGE

MGE Energy and its subsidiaries, including MGE, from time to time are involved in various legal proceedings that are handled and defended in the ordinary course of business.

See Footnote 7.a. and 7.b. of Notes to Consolidated Financial Statements for more information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs*
January 1-31, 2017	17,000	$63.55	-	-
February 1-28, 2017	32,036	63.18	-	-
March 1-31, 2017	53,753	62.52	-	-
Total	102,789	$62.90	-	-

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

Item 4. Mine Safety Disclosures.

Not applicable to MGE Energy and MGE.

Item 6. Exhibits.

10.1

MGE Energy, Inc. 2006 Performance Unit Plan, as amended

10.2

MGE Energy, Inc. 2013 Director Incentive Plan, as amended

12

Statement regarding computation of ratio of earnings to fixed charges for Madison Gas and Electric Company.

Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed by the following officers for the following companies:

31.1

Filed by Jeffrey M. Keebler for MGE Energy, Inc.

31.2

Filed by Jeffrey C. Newman for MGE Energy, Inc.

31.3

Filed by Jeffrey M. Keebler for Madison Gas and Electric Company

31.4

Filed by Jeffrey C. Newman for Madison Gas and Electric Company

Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) as to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed by the following officers for the following companies:

32.1

Filed by Jeffrey M. Keebler for MGE Energy, Inc.

32.2

Filed by Jeffrey C. Newman for MGE Energy, Inc.

32.3

Filed by Jeffrey M. Keebler for Madison Gas and Electric Company

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

MGE ENERGY, INC.

Date: May 5, 2017	/s/ Jeffrey M. Keebler
Jeffrey M. Keebler President and Chief Executive Officer (Duly Authorized Officer)

Date: May 5, 2017	/s/ Jeffrey C. Newman
Jeffrey C. Newman Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Chief Financial and Accounting Officer)

Signatures - Madison Gas and Electric Company

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MADISON GAS AND ELECTRIC COMPANY

Date: May 5, 2017	/s/ Jeffrey M. Keebler
Jeffrey M. Keebler President and Chief Executive Officer (Duly Authorized Officer)

Date: May 5, 2017	/s/ Jeffrey C. Newman
Jeffrey C. Newman Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Chief Financial and Accounting Officer)

