Form 10-Q
period 2017-06-30
MGE ENERGY INC; MADISON GAS & ELECTRIC CO
filed 2017-08-04
CIK 1161728, 61339

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:

June 30, 2017

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

Number of Shares Outstanding of Each Class of Common Stock as of July 31, 2017
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

The factors that could cause actual results to differ materially from the forward-looking statements made by a registrant include (a) those factors discussed in the registrants' 2016 Annual Report on Form 10-K: Item 1A. Risk Factors, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, as updated by Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations in this report, and Item 8. Financial Statements and Supplementary Data – Note 17, as updated by Part I, Item 1. Financial Statements – Note 7 in this report, and (b) other factors discussed herein and in other filings made by that registrant with the SEC.

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

Definitions, Abbreviations, and Acronyms Used in the Text and Notes of this Report

Abbreviations, acronyms, and definitions used in the text and notes of this report are defined below.

MGE Energy and Subsidiaries:

CWDC	Central Wisconsin Development Corporation
MAGAEL	MAGAEL, LLC
MGE	Madison Gas and Electric Company
MGE Energy	MGE Energy, Inc.
MGE Power	MGE Power, LLC
MGE Power Elm Road	MGE Power Elm Road, LLC
MGE Power West Campus	MGE Power West Campus, LLC
MGE Services	MGE Services, LLC
MGE State Energy Services	MGE State Energy Services, LLC
MGE Transco	MGE Transco Investment, LLC
MGEE Transco	MGEE Transco, LLC
NGV Fueling Services	NGV Fueling Services, LLC

Other Defined Terms:

AFUDC	Allowance for Funds Used During Construction
ATC	American Transmission Company LLC
ATC Holdco	ATC Holdco, LLC
Blount	Blount Station
CAVR	Clean Air Visibility Rule
CCR	Coal Combustion Residual
Codification	Financial Accounting Standards Board Accounting Standards Codification
Columbia	Columbia Energy Center
Cooling degree days	Measure of the extent to which the average daily temperature is above 65 degrees Fahrenheit, which is considered an indicator of possible increased demand for energy to provide cooling
CPP	Clean Power Plan
CSAPR	Cross-State Air Pollution Rule
Dth	Dekatherms, a quantity measure used in respect of natural gas
EGUs	Electric Generating Units
Elm Road Units	Elm Road Generating Station
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FTR	Financial Transmission Rights
GAAP	Generally Accepted Accounting Principles
GHG	Greenhouse Gas
Heating degree days (HDD)	Measure of the extent to which the average daily temperature is below 65 degrees Fahrenheit, which is considered an indicator of possible increased demand for energy to provide heating
IRS	Internal Revenue Service
kWh	Kilowatt-hour, a measure of electric energy produced
MISO	Midcontinent Independent System Operator (a regional transmission organization)
MW	Megawatt, a measure of electric energy generating capacity
MWh	Megawatt-hour, a measure of electric energy produced
NAAQS	National Ambient Air Quality Standards
NO2	Nitrogen Dioxide
NOx	Nitrogen Oxides
PGA	Purchased Gas Adjustment clause, a regulatory mechanism used to reconcile natural gas costs recovered in rates to actual costs
PJM	PJM Interconnection, LLC (a regional transmission organization)
PPA	Purchased Power Agreement
PSCW	Public Service Commission of Wisconsin

Riverside	Riverside Energy Center
ROE	Return on Equity
SCR	Selective Catalytic Reduction
SEC	Securities and Exchange Commission
SO2	Sulfur Dioxide
Stock Plan	Direct Stock Purchase and Dividend Reinvestment Plan of MGE Energy
UW	University of Wisconsin at Madison
VIE	Variable Interest Entity
WCCF	West Campus Cogeneration Facility
WEPCO	Wisconsin Electric Power Company, a subsidiary of WEC Energy Group, Inc.
Working capital	Current assets less current liabilities
WPL	Wisconsin Power and Light Company, a subsidiary of Alliant Energy Corporation
XBRL	eXtensible Business Reporting Language

Item 1. Financial Statements.

MGE Energy, Inc.

Consolidated Statements of Income (unaudited)

(In thousands, except per-share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Operating Revenues:
Electric revenues	$102,382	$100,615	$200,779	$194,305
Gas revenues	24,081	20,961	82,507	74,798
Total Operating Revenues	126,463	121,576	283,286	269,103

Operating Expenses:
Fuel for electric generation	11,910	15,049	24,109	27,062
Purchased power	16,720	14,861	32,074	29,531
Cost of gas sold	9,231	6,410	45,015	38,933
Other operations and maintenance	43,924	40,963	86,614	83,693
Depreciation and amortization	13,275	11,114	26,234	22,146
Other general taxes	4,852	4,967	9,779	9,995
Total Operating Expenses	99,912	93,364	223,825	211,360
Operating Income	26,551	28,212	59,461	57,743

Other income, net	2,614	2,179	5,065	4,621
Interest expense, net	(4,886)	(4,957)	(9,780)	(9,957)
Income before income taxes	24,279	25,434	54,746	52,407
Income tax provision	(8,736)	(9,284)	(19,903)	(19,229)
Net Income	$15,543	$16,150	$34,843	$33,178

Earnings Per Share of Common Stock
(basic and diluted)	$0.45	$0.47	$1.01	$0.96

Dividends per share of common stock	$0.308	$0.295	$0.615	$0.590

Weighted Average Shares Outstanding
(basic and diluted)	34,668	34,668	34,668	34,668

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Comprehensive Income (unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net Income	$15,543	$16,150	$34,843	$33,178
Other comprehensive income, net of tax:
Unrealized gain (loss) on available-for-sale
securities, net of tax (($21) and ($7), and ($86) and
$104, respectively)	32	10	129	(154)
Comprehensive Income	$15,575	$16,160	$34,972	$33,024

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2017	2016
Operating Activities:
Net income	$34,843	$33,178
Items not affecting cash:
Depreciation and amortization	26,234	22,146
Deferred income taxes	1,037	9,522
Provision for doubtful receivables	367	483
Employee benefit plan cost	727	30
Equity earnings in ATC	(5,094)	(4,000)
Other items	780	392
Changes in working capital items:
Decrease in current assets	21,287	27,585
(Decrease) increase in current liabilities	(11,516)	12,230
Dividends from ATC	4,072	2,728
Cash contributions to pension and other postretirement plans	(8,284)	(12,096)
Other noncurrent items, net	3,257	1,316
Cash Provided by Operating Activities	67,710	93,514

Investing Activities:
Capital expenditures	(42,169)	(40,791)
Capital contributions to investments	(5,557)	(998)
Other	778	(184)
Cash Used for Investing Activities	(46,948)	(41,973)

Financing Activities:
Cash dividends paid on common stock	(21,321)	(20,454)
Repayment of long-term debt	(32,167)	(2,123)
Issuance of long-term debt	40,000	-
Other	(317)	(40)
Cash Used for Financing Activities	(13,805)	(22,617)

Change in cash and cash equivalents	6,957	28,924
Cash and cash equivalents at beginning of period	95,959	81,384
Cash and cash equivalents at end of period	$102,916	$110,308

Supplemental disclosures of cash flow information:
Significant noncash investing activities:
Accrued capital expenditures	$8,450	$7,091

The accompanying notes are an integral part of the unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Balance Sheets (unaudited)

(In thousands)

	June 30,	December 31,
ASSETS	2017	2016
Current Assets:
Cash and cash equivalents	$102,916	$95,959
Accounts receivable, less reserves of $3,030 and $3,017, respectively	35,252	39,887
Other accounts receivable, less reserves of $386 and $426, respectively	7,024	8,530
Unbilled revenues	23,238	29,846
Materials and supplies, at average cost	20,354	18,561
Fossil fuel, at average cost	11,186	9,757
Stored natural gas, at average cost	9,607	12,819
Prepaid taxes	15,679	26,636
Regulatory assets - current	7,602	6,414
Assets held for sale	5,117	14,813
Other current assets	11,320	12,293
Total Current Assets	249,295	275,515
Regulatory assets	149,866	158,485
Pension and other postretirement benefit asset	2,984	2,020
Other deferred assets and other	6,228	6,691
Property, Plant, and Equipment:
Property, plant, and equipment, net	1,262,674	1,245,269
Construction work in progress	36,511	36,790
Total Property, Plant, and Equipment	1,299,185	1,282,059
Investments	84,946	76,290
Total Assets	$1,792,504	$1,801,060

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$4,404	$4,333
Accounts payable	34,047	47,799
Accrued interest and taxes	5,600	5,495
Accrued payroll related items	9,719	11,892
Regulatory liabilities - current	10,795	6,910
Derivative liabilities	9,000	7,620
Other current liabilities	10,075	19,456
Total Current Liabilities	83,640	103,505
Other Credits:
Deferred income taxes	385,210	383,813
Investment tax credit - deferred	906	947
Regulatory liabilities	23,579	22,173
Accrued pension and other postretirement benefits	66,800	74,347
Derivative liabilities	37,620	42,970
Other deferred liabilities and other	66,572	66,426
Total Other Credits	580,687	590,676
Capitalization:
Common shareholders' equity	737,739	724,088
Long-term debt	390,438	382,791
Total Capitalization	1,128,177	1,106,879
Commitments and contingencies (see Footnote 7)
Total Liabilities and Capitalization	$1,792,504	$1,801,060

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Common Equity (unaudited)

(In thousands, except per-share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income/(Loss)	Total
2016
Beginning balance - December 31, 2015	34,668	$34,668	$316,268	$339,165	$357	$690,458
Net income				33,178		33,178
Other comprehensive loss					(154)	(154)
Common stock dividends declared
($0.590 per share)				(20,454)		(20,454)
Ending balance - June 30, 2016	34,668	$34,668	$316,268	$351,889	$203	$703,028

2017
Beginning balance - December 31, 2016	34,668	$34,668	$316,268	$372,950	$202	$724,088
Net income				34,843		34,843
Other comprehensive income					129	129
Common stock dividends declared
($0.615 per share)				(21,321)		(21,321)
Ending balance - June 30, 2017	34,668	$34,668	$316,268	$386,472	$331	$737,739

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Income (unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Operating Revenues:
Electric revenues	$102,382	$100,622	$200,783	$194,318
Gas revenues	24,080	20,967	82,515	74,814
Total Operating Revenues	126,462	121,589	283,298	269,132

Operating Expenses:
Fuel for electric generation	11,910	15,051	24,111	27,067
Purchased power	16,720	14,864	32,076	29,538
Cost of gas sold	9,230	6,415	45,023	38,949
Other operations and maintenance	43,707	40,712	86,028	83,114
Depreciation and amortization	13,275	11,102	26,234	22,122
Other general taxes	4,852	4,967	9,779	9,995
Income tax provision	7,756	8,464	18,021	17,554
Total Operating Expenses	107,450	101,575	241,272	228,339
Operating Income	19,012	20,014	42,026	40,793

Other Income and Deductions:
AFUDC - equity funds	294	263	565	524
Equity earnings in MGE Transco	-	1,767	-	4,000
Income tax provision	(47)	(767)	(91)	(1,709)
Other expense, net	(111)	(163)	(187)	(236)
Total Other Income and Deductions	136	1,100	287	2,579
Income before interest expense	19,148	21,114	42,313	43,372

Interest Expense:
Interest on long-term debt	5,013	5,096	10,056	10,205
Other interest, net	65	14	96	51
AFUDC - borrowed funds	(80)	(86)	(172)	(171)
Net Interest Expense	4,998	5,024	9,980	10,085
Net Income	$14,150	$16,090	$32,333	$33,287
Less: Net Income Attributable to Noncontrolling
Interest, net of tax	(5,396)	(5,952)	(10,785)	(12,204)
Net Income Attributable to MGE	$8,754	$10,138	$21,548	$21,083

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Comprehensive Income (unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net Income	$14,150	$16,090	$32,333	$33,287
Other comprehensive income, net of tax:
Unrealized loss on available-for-sale
securities, net of tax ($17 and $6, and $21 and
$26, respectively)	(25)	(9)	(31)	(39)
Comprehensive Income	$14,125	$16,081	$32,302	$33,248
Less: Comprehensive Income Attributable to
Noncontrolling Interest, net of tax	(5,396)	(5,952)	(10,785)	(12,204)
Comprehensive Income Attributable to MGE	$8,729	$10,129	$21,517	$21,044

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2017	2016
Operating Activities:
Net income	$32,333	$33,287
Items not affecting cash:
Depreciation and amortization	26,234	22,122
Deferred income taxes	(149)	8,894
Provision for doubtful receivables	367	483
Employee benefit plan cost	727	30
Equity earnings in MGE Transco	-	(4,000)
Other items	971	770
Changes in working capital items:
Decrease in current assets	20,394	27,628
(Decrease) increase in current liabilities	(11,021)	12,123
Dividends from MGE Transco	-	2,728
Cash contributions to pension and other postretirement plans	(8,284)	(12,096)
Other noncurrent items, net	3,141	1,240
Cash Provided by Operating Activities	64,713	93,209

Investing Activities:
Capital expenditures	(42,169)	(40,791)
Capital contributions to investments	-	(710)
Other	(9)	(527)
Cash Used for Investing Activities	(42,178)	(42,028)

Financing Activities:
Cash dividends paid to parent by MGE	(25,000)	(25,000)
Distributions to parent from noncontrolling interest	(10,000)	(10,552)
Equity contribution received from noncontrolling interest	-	710
Repayment of long-term debt	(32,167)	(2,123)
Issuance of long-term debt	40,000	-
Other	(305)	(29)
Cash Used for Financing Activities	(27,472)	(36,994)

Change in cash and cash equivalents	(4,937)	14,187
Cash and cash equivalents at beginning of period	10,768	26,760
Cash and cash equivalents at end of period	$5,831	$40,947

Supplemental disclosures of cash flow information:
Significant noncash investing activities:
Accrued capital expenditures	$8,450	$7,091

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Balance Sheets (unaudited)

(In thousands)

	June 30,	December 31,
ASSETS	2017	2016
Current Assets:
Cash and cash equivalents	$5,831	$10,768
Accounts receivable, less reserves of $3,030 and $3,017, respectively	35,252	39,887
Affiliate receivables	802	539
Other accounts receivable, less reserves of $386 and $426, respectively	6,954	6,363
Unbilled revenues	23,238	29,846
Materials and supplies, at average cost	20,354	18,561
Fossil fuel, at average cost	11,186	9,757
Stored natural gas, at average cost	9,607	12,819
Prepaid taxes	15,905	25,798
Regulatory assets - current	7,602	6,414
Assets held for sale	5,117	14,813
Other current assets	11,312	12,268
Total Current Assets	153,160	187,833
Affiliate receivable long-term	3,971	4,236
Regulatory assets	149,866	158,485
Pension and other postretirement benefit asset	2,984	2,020
Other deferred assets and other	3,997	4,353
Property, Plant, and Equipment:
Property, plant, and equipment, net	1,262,702	1,244,648
Construction work in progress	36,511	36,790
Total Property, Plant, and Equipment	1,299,213	1,281,438
Investments	434	487
Total Assets	$1,613,625	$1,638,852

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$4,404	$4,333
Accounts payable	34,044	47,790
Accrued interest and taxes	6,298	5,440
Accrued payroll related items	9,719	11,892
Regulatory liabilities - current	10,795	6,910
Derivative liabilities	9,000	7,620
Other current liabilities	9,702	19,347
Total Current Liabilities	83,962	103,332
Other Credits:
Deferred income taxes	343,697	343,117
Investment tax credit - deferred	906	947
Regulatory liabilities	23,579	22,173
Accrued pension and other postretirement benefits	66,800	74,347
Derivative liabilities	37,620	42,970
Other deferred liabilities and other	66,572	66,426
Total Other Credits	539,174	549,980
Capitalization:
Common shareholder's equity	483,601	487,084
Noncontrolling interest	116,450	115,665
Total Equity	600,051	602,749
Long-term debt	390,438	382,791
Total Capitalization	990,489	985,540
Commitments and contingencies (see Footnote 7)
Total Liabilities and Capitalization	$1,613,625	$1,638,852

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Common Equity (unaudited)

(In thousands)

					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling
	Shares	Value	Capital	Earnings	Income/(Loss)	Interest	Total
2016
Beginning balance - Dec. 31, 2015	17,348	$17,348	$192,417	$291,888	$23	$140,308	$641,984
Net income				21,083		12,204	33,287
Other comprehensive loss					(39)		(39)
Cash dividends paid to parent
by MGE				(25,000)			(25,000)
Equity contribution received from
noncontrolling interest						710	710
Distributions to parent from
noncontrolling interest						(10,552)	(10,552)
Ending balance - June 30, 2016	17,348	$17,348	$192,417	$287,971	$(16)	$142,670	$640,390

2017
Beginning balance - Dec. 31, 2016	17,348	$17,348	$192,417	$277,300	$19	$115,665	$602,749
Net income				21,548		10,785	32,333
Other comprehensive loss					(31)		(31)
Cash dividends paid to parent
by MGE				(25,000)			(25,000)
Distributions to parent from
noncontrolling interest						(10,000)	(10,000)
Ending balance - June 30, 2017	17,348	$17,348	$192,417	$273,848	$(12)	$116,450	$600,051

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc., and Madison Gas and Electric Company

Notes to Consolidated Financial Statements (unaudited)

June 30, 2017

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

The accompanying consolidated financial statements as of June 30, 2017, and for the three and six months ended, are unaudited, but include all adjustments that MGE Energy and MGE management consider necessary for a fair statement of their respective financial statements. All adjustments are of a normal, recurring nature except as otherwise disclosed. The year-end consolidated balance sheet information was derived from the audited balance sheet appearing in MGE Energy's and MGE's 2016 Annual Report on Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These notes should be read in conjunction with the financial statements and the notes on pages 54 through 104 of the 2016 Annual Report on Form 10-K.

2.

Equity and Financing Arrangements - MGE Energy.

a.

Common Stock.

MGE Energy sells shares of its common stock through its Stock Plan. Those shares may be newly issued shares or shares that MGE Energy has purchased in the open market for resale to participants in the Stock Plan. All sales under the Stock Plan are covered by a shelf registration statement that MGE Energy filed with the SEC. For both the three and six months ended June 30, 2017 and 2016, MGE Energy did not issue any new shares of common stock under the Stock Plan.

b.

Dilutive Shares Calculation.

MGE Energy does not have any stock option or stock award programs or any dilutive securities.

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

MGE Transco and MGEE Transco have accounted for their investment in ATC and ATC Holdco, respectively, under the equity method of accounting. Equity earnings from investments are recorded as "Other income" on MGE Energy's consolidated statements of income. For the three and six months ended June 30, 2017 and 2016, MGE Transco recorded the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2017	2016	2017	2016
Equity earnings from investment in ATC	$2,486	$1,767	$5,094	$4,000
Dividends from ATC(a)	2,000	1,863	2,000	2,728
Capital contributions to ATC	888	177	2,308	710

(a)

As of December 31, 2016, MGE Transco recorded a $2.1 million receivable from ATC for a cash dividend received in January 2017.

ATC Holdco's activities commenced in late December 2016 and had an immaterial impact on results of operations, cash flows, and financial condition.

At June 30, 2017, and December 31, 2016, MGE Transco held a 3.6% ownership interest in ATC. At June 30, 2017, and December 31, 2016, MGEE Transco held a 4.3% and 4.0% ownership interest in ATC Holdco, respectively.

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

ATC's summarized financial data for the three and six months ended June 30, 2017 and 2016, is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2017	2016	2017	2016
Operating revenues	$176,610	$154,225	$351,279	$318,465
Operating expenses	(82,665)	(81,698)	(165,053)	(160,763)
Other income, net	612	1,308	819	1,435
Interest expense, net	(26,299)	(24,882)	(52,915)	(49,090)
Earnings before members' income taxes	$68,258	$48,953	$134,130	$110,047

MGE receives transmission and other related services from ATC. During the three and six months ended June 30, 2017, MGE recorded $7.3 million and $14.6 million, respectively, for transmission services received compared to $7.4 million and $14.7 million for the comparable periods in 2016. MGE also provides a variety of operational, maintenance, and project management services for ATC, which is reimbursed by ATC. As of June 30, 2017, and December 31, 2016, MGE had a receivable due from ATC of $0.1 million.

15

4.

Taxes - MGE Energy and MGE.

MGE Energy's effective income tax rates for the three and six months ended June 30, 2017, were 36.0% and 36.4%, respectively, compared to 36.5% and 36.7% for the same periods in 2016. MGE's effective income tax rates for the three and six months ended June 30, 2017, were 35.5% and 35.9%, respectively, compared to 36.5% and 36.7% for the same periods in 2016. For both MGE Energy and MGE, the decrease in the effective tax rate is due in part to a higher estimated domestic manufacturing deduction in 2017. In addition, MGE's effective income tax rate decreased as a result of the transfer in December 2016 of its ownership interest in MGE Transco to MGE Energy.

5.

Pension and Other Postretirement Plans - MGE Energy and MGE.

MGE maintains qualified and nonqualified pension plans, health care, and life insurance benefits. Additionally, MGE has defined contribution 401(k) benefit plans.

The following table presents the components of net periodic benefit costs recognized for the three and six months ended June 30, 2017 and 2016. A portion of the net periodic benefit cost is capitalized within the consolidated balance sheets.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2017	2016	2017	2016
Pension Benefits
Components of net periodic benefit cost:
Service cost	$1,360	$1,564	$2,692	$2,945
Interest cost	3,194	3,494	6,313	6,583
Expected return on assets	(5,740)	(6,329)	(11,482)	(11,922)
Amortization of:
Prior service (credit) cost	(4)	3	(8)	5
Actuarial loss	1,711	1,534	3,175	2,890
Net periodic benefit cost	$521	$266	$690	$501

Postretirement Benefits
Components of net periodic benefit cost:
Service cost	$423	$399	$629	$723
Interest cost	912	831	1,356	1,505
Expected return on assets	(971)	(868)	(1,443)	(1,573)
Amortization of:
Transition obligation	1	1	1	2
Prior service credit	(898)	(822)	(1,334)	(1,489)
Actuarial loss	251	196	380	355
Net periodic benefit credit	$(282)	$(263)	$(411)	$(477)

6.

Share-Based Compensation - MGE Energy and MGE.

Under MGE Energy's Director Incentive Plan and its Performance Unit Plan, non-employee directors and eligible employees may receive performance units that entitle the holder to receive a cash payment equal to the value of a designated number of shares of MGE Energy's common stock, plus dividend equivalent payments thereon, at the end of the set performance period.

In January 2017, 4,032 units were granted under the Director Incentive Plan and are subject to a three-year graded vesting schedule. In March 2017, 14,704 units were granted under the Performance Unit Plan and are subject to a five-year graded vesting schedule. On the grant date, MGE Energy and MGE measure the cost of the director or employee services received in exchange for a performance unit award based on the current market value of MGE Energy common stock. The fair value of the awards is re-measured quarterly, including at June 30, 2017, as required by applicable accounting standards. Changes in fair value as well as the original grant are recognized as compensation cost. Since this amount is re-measured throughout the vesting period, the compensation cost is subject to variability.

For nonretirement eligible employees under the Performance Unit Plan, stock based compensation costs are accrued and recognized using the graded vesting method. Compensation cost for retirement eligible employees or employees that will become retirement eligible during the vesting schedule are recognized on an abridged horizon.

During the three and six months ended June 30, 2017, MGE recorded $0.2 million and $0.7 million, respectively, in compensation expense as a result of awards under the plans compared to $0.5 million and $1.8 million for the comparable periods in 2016. In January 2017, cash payments of $2.0 million were distributed according to the terms of the awards granted earlier under the plans that had reached their payment dates. No forfeitures of units occurred during the three and six months ended June 30, 2017 and 2016. At June 30, 2017, $5.4 million of outstanding awards are vested, and of this amount, no cash settlements have occurred.

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

•

Greenhouse Gas (GHG) reduction guidelines and approval criteria established under the Clean Air Act for states to use in developing plans to control GHG emissions from existing fossil fuel-fired electric generating units (EGUs) and systems. Implementation of the rule is expected to have a direct impact on existing coal and natural gas fired generating units, including possible changes in dispatch and additional operating costs. In May 2017, the EPA requested the U.S. Court of Appeals for the D.C. Circuit to put on hold, indefinitely, any ongoing challenges to the rules while the EPA reviews the rule and undertakes any potential rulemaking. Given the pending legal proceedings, and the EPA's recent request, the nature and timing of any final requirements is subject to uncertainty. If the rule remains substantially in its present form, it is expected to have a material impact on MGE.

•

Federal and state air quality regulations impose restrictions on various emissions including emissions of sulfur dioxide (SO2), nitrogen dioxides (NO2), and other pollutants, and may require permits for operation of emission sources.

•

The EPA's rule to regulate ambient levels of a pollutant through the Ozone National Ambient Air Quality Standards (NAAQS). The State of Wisconsin has joined a lawsuit filed by several states challenging the EPA's new ozone standard, alleging that the new standard is not attainable and the EPA is not properly considering background levels in setting its ozone attainment levels. Oral arguments in this case were delayed following a request by the EPA. In June 2017, the EPA gave notice that it will delay decisions on area designations until October 2018, an action that is being challenged in the U.S. Court of Appeals for the D.C. Circuit by several environmental groups. MGE will continue to monitor the EPA's progress on attainment designations and related litigation to assess potential impacts at our facilities, particularly our Elm Road Units.

17

•

Rules regulating nitrogen oxide (NOx) and SO2 emissions including the Cross State Air Pollution Rule (CSAPR) and Clean Air Visibility Rule (CAVR). At this time, regulatory obligations, compliance strategies, and costs remain uncertain due to uncertainties surrounding the pending implementation of Phase II of CSAPR and the continued legal challenges surrounding CSAPR and CAVR.

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

c.

Purchase Contracts - MGE Energy and MGE.

MGE has entered into various commodity supply, transportation, and storage contracts to meet its obligation to deliver electricity and natural gas to customers. Management expects to recover these costs in future customer rates. As of June 30, 2017, the future commitments related to these purchase contracts were as follows:

(In thousands)	2017	2018	2019	2020	2021	Thereafter
Coal(a)	$13,656	$18,333	$10,851	$-	$-	$-
Natural gas supply(b)	10,393	11,984	-	-	-	-
	$24,049	$30,317	$10,851	$-	$-	$-

(a)

Total coal commitments for the Columbia and Elm Road Units, including transportation. Fuel procurement for MGE's jointly owned Columbia and Elm Road Units is handled by WPL and WEPCO, respectively, who are the operators of those facilities.

(b)

These commitments include market-based pricing.

d.

Other Commitments - MGE Energy.

In May 2017, MGE Energy entered a subscription agreement to invest in a nonpublic venture capital fund. From time to time, this entity will require capital infusions from its investors. MGE Energy has committed to contribute $5 million in capital for such infusions. The timing of these infusions is dependent on the needs of the investee and is therefore uncertain at this time.

8.

Rate Matters - MGE Energy and MGE.

a.

Rate Proceedings.

In December 2016, the PSCW authorized MGE, effective January 1, 2017, to decrease 2017 rates for retail electric customers by 0.8% or $3.3 million and to increase rates for retail gas customers by 1.9% or $3.1 million. The decrease in retail electric rates is attributable to declining fuel and purchased power costs. The increase in retail gas rates covers costs associated with MGE's natural gas system infrastructure improvements. The authorized return on common stock equity for 2017 is 9.8% based on a capital structure consisting of 57.2% common equity. The PSCW also approved MGE's request to extend the current accounting treatment for transmission related costs through 2018. This accounting treatment allows MGE to reflect any differential between transmission costs reflected in rates and actual costs incurred in its next rate case filing.

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

In July 2016, the PSCW issued a final order in the fuel rules proceedings requiring MGE to refund additional fuel savings realized during 2015 and 2016 to its retail electric customers over a one-month period. In September 2016, MGE returned $15.5 million to customers through bill credits.

In July 2017, the PSCW issued a final order in the fuel rules proceedings requiring MGE to refund $6.0 million of additional fuel savings realized during 2015 and 2016 to its retail electric customers over a one-month period in October 2017.

As of June 30, 2017, MGE has deferred $1.8 million of 2017 fuel savings. The 2017 fuel savings will be subject to the PSCW's annual review of 2017 fuel costs, expected to be completed in 2018.

9.

Derivative and Hedging Instruments - MGE Energy and MGE.

a.

Purpose.

As part of its regular operations, MGE enters into contracts, including options, swaps, futures, forwards, and other contractual commitments, to manage its exposure to commodity prices. To the extent that these contracts are derivatives, MGE assesses whether or not the normal purchases or normal sales exclusion applies. For contracts to which this exclusion cannot be applied, the derivatives are recognized in the consolidated balance sheets at fair value. MGE's financial commodity derivative activities are conducted in accordance with its electric and gas risk management program, which is approved by the PSCW and limits the volume MGE can hedge with specific risk management strategies. The maximum length of time over which cash flows related to energy commodities can be hedged is four years. If the derivative qualifies for regulatory deferral, the derivatives are marked to fair value and are offset with a corresponding regulatory asset or liability depending on whether the derivative is in a net loss or net gain position, respectively. The deferred gain or loss is recognized in earnings in the delivery month applicable to the instrument. Gains and losses related to hedges qualifying for regulatory treatment are recoverable in gas rates through the PGA or in electric rates as a component of the fuel rules mechanism.

b.

Notional Amounts.

The gross notional volume of open derivatives is as follows:

	June 30, 2017	December 31, 2016
Commodity derivative contracts	461,165 MWh	393,395 MWh
Commodity derivative contracts	4,781,500 Dth	4,195,000 Dth
FTRs	5,091 MW	2,251 MW
PPA	2,950 MW	3,250 MW

c.

Financial Statement Presentation.

MGE purchases and sells exchange-traded and over-the-counter options, swaps, and future contracts. These arrangements are primarily entered into to help stabilize the price risk associated with gas or power purchases. These transactions are employed by both MGE's gas and electric segments. Additionally, as a result of the firm transmission agreements that MGE holds on electricity transmission paths in the MISO market, MGE holds FTRs. An FTR is a financial instrument that entitles the holder to a stream of revenues or charges based on the differences in hourly day-ahead energy prices between two points on the transmission grid. The fair values of these instruments are offset with a corresponding regulatory asset/liability depending on whether they are in a net loss/gain position. Depending on the nature of the instrument, the gain or loss associated with these transactions will be reflected as cost of gas sold, fuel for electric generation, or purchased power expense in the delivery month applicable to the instrument. At June 30, 2017, and December 31, 2016, the fair value of exchange traded derivatives and FTRs exceeded their cost basis by $1.3 million.

MGE is a party to a purchased power agreement that provides MGE with firm capacity and energy during a base term from June 1, 2012, through May 31, 2022. The agreement also allows MGE an option to extend the contract after the base term. The agreement is accounted for as a derivative contract and is recognized at its fair value on the consolidated balance sheets. However, the derivative qualifies for regulatory deferral and is recognized with a corresponding regulatory asset or liability depending on whether the fair value is in a loss or gain position. The fair value of the contract at June 30, 2017, and December 31, 2016, reflects a loss position of $46.6 million and $50.6 million, respectively. The actual cost will be recognized in purchased power expense in the month of purchase.

The following table summarizes the fair value of the derivative instruments on the consolidated balance sheets. All derivative instruments in this table are presented on a gross basis and are calculated prior to the netting of instruments with the same counterparty under a master netting agreement as well as the netting of collateral. For financial statement purposes, instruments are netted with the same counterparty under a master netting agreement as well as the netting of collateral. As of June 30, 2017, and December 31, 2016, the receivable – margin account balance of $1.6 million and $1.3 million, respectively, is shown net of any collateral posted against derivative positions.

	Derivative Assets	Derivative Liabilities
(In thousands)			Balance Sheet Location
June 30, 2017
Commodity derivative contracts(a)	$807	$459	Other current assets(b)
Commodity derivative contracts(a)	10	105	Other deferred charges
FTRs	1,001	-	Other current assets
PPA	N/A	8,950	Derivative liability (current)
PPA	N/A	37,620	Derivative liability (long-term)

December 31, 2016
Commodity derivative contracts(a)	$1,227	$164	Other current assets
Commodity derivative contracts(a)	157	54	Other deferred charges
FTRs	143	-	Other current assets
PPA	N/A	7,620	Derivative liability (current)
PPA	N/A	42,970	Derivative liability (long-term)

(a)

As of June 30, 2017, and December 31, 2016, no collateral was posted against and netted with derivative liability positions on the consolidated balance sheets.

(b)

As of June 30, 2017, $0.1 million was presented as current derivative liabilities on the consolidated balance sheets.

The following tables show the effect of netting arrangements for recognized derivative assets and liabilities that are subject to a master netting arrangement or similar arrangement on the consolidated balance sheets.

Offsetting of Derivative Assets
(In thousands)	Gross Amounts	Gross Amounts Offset in Balance Sheets	Collateral Posted Against Derivative Positions	Net Amount Presented in Balance Sheets
June 30, 2017
Commodity derivative contracts	$817	$(514)	$-	$303
FTRs	1,001	-	-	1,001

December 31, 2016
Commodity derivative contracts	$1,384	$(218)	$-	$1,166
FTRs	143	-	-	143

Offsetting of Derivative Liabilities
(In thousands)	Gross Amounts	Gross Amounts Offset in Balance Sheets	Collateral Posted Against Derivative Positions	Net Amount Presented in Balance Sheets
June 30, 2017
Commodity derivative contracts	$564	$(514)	$-	$50
PPA	46,570	-	-	46,570

December 31, 2016
Commodity derivative contracts	$218	$(218)	$-	$-
PPA	50,590	-	-	50,590

The following tables summarize the unrealized and realized gains (losses) related to the derivative instruments on the consolidated balance sheets at June 30, 2017 and 2016, and the consolidated income statements for the three and six months ended June 30, 2017 and 2016.

	2017		2016
(In thousands)	Current and Long-Term Regulatory Asset	Other Current Assets	Current and Long-Term Regulatory Asset	Other Current Assets
Three Months Ended June 30:
Balance at April 1,	$48,073	$142	$56,884	$655
Unrealized gain	(1,731)	-	(4,580)	-
Realized (loss) gain reclassified to a deferred account	(544)	544	17	(17)
Realized (loss) gain reclassified to income statement	(482)	(68)	(1,800)	21
Balance at June 30,	$45,316	$618	$50,521	$659

Six Months Ended June 30:
Balance at January 1,	$49,281	$230	$54,082	$1,208
Unrealized (gain) loss	(2,420)	-	1,791	-
Realized (loss) gain reclassified to a deferred account	(622)	622	(1,434)	1,434
Realized loss reclassified to income statement	(923)	(234)	(3,918)	(1,983)
Balance at June 30,	$45,316	$618	$50,521	$659

	Realized Losses (Gains)
	2017		2016
(In thousands)	Fuel for Electric Generation/ Purchased Power	Cost of Gas Sold	Fuel for Electric Generation/ Purchased Power	Cost of Gas Sold
Three Months Ended June 30:
Commodity derivative contracts	$17	$63	$417	$-
FTRs	(439)	-	136	-
PPA	909	-	1,226	-

Six Months Ended June 30:
Commodity derivative contracts	$402	$209	$1,424	$1,814
FTRs	(1,124)	-	68	-
PPA	1,670	-	2,595	-

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

The PPA has a provision that may require MGE to post collateral if MGE's debt rating falls below investment grade (i.e., below BBB-). The amount of collateral that it may be required to post varies from $20.0 million to $40.0 million, depending on MGE's nominated capacity amount. As of June 30, 2017, no collateral is required to be, or has been, posted. Certain counterparties extend MGE a credit limit. If MGE exceeds these limits, the counterparties may require collateral to be posted. As of June 30, 2017, certain counterparties were in a net liability position of less than $0.1 million. As of December 31, 2016, no counterparties were in a net liability position.

Nonperformance of counterparties to the non-exchange traded derivatives could expose MGE to credit loss. However, MGE enters into transactions only with companies that meet or exceed strict credit guidelines, and it monitors these counterparties on an ongoing basis to mitigate nonperformance risk in its portfolio. As of June 30, 2017, no counterparties have defaulted.

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

Fair Value of Financial Assets and Liabilities Recorded at the Carrying Amount.

At June 30, 2017, and December 31, 2016, the carrying amount of cash, cash equivalents, and outstanding commercial paper approximates fair market value due to the short maturity of those investments and obligations. The estimated fair market value of long-term debt is based on quoted market prices for similar financial instruments at June 30, 2017, and December 31, 2016. Since long-term debt is not traded in an active market, it is classified as Level 2. The estimated fair market values of financial instruments are as follows:

	June 30, 2017		December 31, 2016
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
MGE Energy
Assets:
Cash and cash equivalents	$102,916	$102,916	$95,959	$95,959
Liabilities:
Long-term debt(a)	399,074	450,497	391,242	430,122

MGE
Assets:
Cash and cash equivalents	$5,831	$5,831	$10,768	$10,768
Liabilities:
Long-term debt(a)	399,074	450,497	391,242	430,122

(a) Includes long-term debt due within one year. Excludes debt issuance costs and unamortized discount of
$4.0 million and $4.1 million at June 30, 2017, and December 31, 2016, respectively.

b.

Recurring Fair Value Measurements.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis.

	Fair Value as of June 30, 2017
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Derivatives	$1,818	$455	$-	$1,363
Exchange-traded investments	715	715	-	-
Total Assets	$2,533	$1,170	$-	$1,363
Liabilities:
Derivatives	$47,134	$166	$-	$46,968
Deferred compensation	3,103	-	3,103	-
Total Liabilities	$50,237	$166	$3,103	$46,968

MGE
Assets:
Derivatives	$1,818	$455	$-	$1,363
Exchange-traded investments	90	90	-	-
Total Assets	$1,908	$545	$-	$1,363
Liabilities:
Derivatives	$47,134	$166	$-	$46,968
Deferred compensation	3,103	-	3,103	-
Total Liabilities	$50,237	$166	$3,103	$46,968

	Fair Value as of December 31, 2016
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Derivatives	$1,527	$1,041	$-	$486
Exchange-traded investments	500	500	-	-
Total Assets	$2,027	$1,541	$-	$486
Liabilities:
Derivatives	$50,808	$16	$-	$50,792
Deferred compensation	3,039	-	3,039	-
Total Liabilities	$53,847	$16	$3,039	$50,792

MGE
Assets:
Derivatives	$1,527	$1,041	$-	$486
Exchange-traded investments	143	143	-	-
Total Assets	$1,670	$1,184	$-	$486
Liabilities:
Derivatives	$50,808	$16	$-	$50,792
Deferred compensation	3,039	-	3,039	-
Total Liabilities	$53,847	$16	$3,039	$50,792

No transfers were made in or out of Level 1 or Level 2 for the six months ended June 30, 2017.

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

The purchased power agreement (see Footnote 9) was valued using an internally-developed pricing model and therefore is classified as Level 3. The model projects future market energy prices and compares those prices to the projected power costs to be incurred under the contract. Inputs to the model require significant management judgment and estimation. Future energy prices are based on a forward power pricing curve using exchange-traded contracts in the electric futures market. A basis adjustment is applied to the market energy price to reflect the price differential between the market price delivery point and the counterparty delivery point. The historical relationship between the delivery points is reviewed and a discount (below 100%) or premium (above 100%) is derived. This comparison is done for both peak times when demand is high and off peak times when demand is low. If the basis adjustment is lowered, the fair value measurement will decrease, and if the basis adjustment is increased, the fair value measurement will increase.

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

The following table presents the significant unobservable inputs used in the pricing model.

	Model Input
Significant Unobservable Inputs	June 30, 2017	December 31, 2016
Basis adjustment:
On peak	92.8%	91.9%
Off peak	94.7%	93.4%
Counterparty fuel mix:
Internal generation	55% - 75%	55% - 75%
Purchased power	45% - 25%	45% - 25%

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

The following table summarizes the changes in Level 3 commodity derivative assets and liabilities measured at fair value on a recurring basis.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2017	2016	2017	2016
Beginning balance	$(48,354)	$(57,101)	$(50,305)	$(53,501)
Realized and unrealized gains (losses):
Included in regulatory liabilities	2,748	5,218	4,701	1,618
Included in other comprehensive income	-	-	-	-
Included in earnings	(550)	(1,809)	(1,136)	(3,972)
Included in current assets	(222)	-	(97)	-
Purchases	6,186	5,636	12,182	10,937
Sales	-	-	-	-
Issuances	-	-	-	-
Settlements	(5,413)	(3,827)	(10,950)	(6,965)
Transfers in and/or out of Level 3	-	-	-	-
Balance as of June 30,	$(45,605)	$(51,883)	$(45,605)	$(51,883)
Total gains (losses) included in earnings attributed to
the change in unrealized gains (losses) related to
assets and liabilities held at June 30,(b)	$-	$-	$-	$-

The following table presents total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis (b).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2017	2016	2017	2016
Purchased Power Expense	$(487)	$(1,809)	$(918)	$(3,972)
Cost of Gas Sold Expense	(63)	-	(218)	-
Total	$(550)	$(1,809)	$(1,136)	$(3,972)

(b)

MGE's exchange-traded derivative contracts, over-the-counter party transactions, purchased power agreement, and FTRs are subject to regulatory deferral. These derivatives are therefore marked to fair value and are offset in the financial statements with a corresponding regulatory asset or liability.

11.

Joint Plant Ownership - MGE Energy and MGE.

Columbia.

In 2016, MGE and WPL negotiated an amendment to the existing Columbia joint operating agreement, that has been approved by the PSCW, under which MGE will have the option to reduce its obligation to pay certain capital expenditures (other than SCR-related expenditures) at Columbia in exchange for a proportional reduction in MGE's ownership in Columbia. On January 1 of each year, beginning in 2017 and ending June 1, 2020, the ownership percentage will be adjusted, through a partial sale, based on the amount of capital expenditures foregone. In June 2017, the FERC approved the ownership transfer in Columbia, effective January 1, 2017.

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

During three and six months ended June 30, 2017, MGE accrued $2.8 million and $5.1 million, respectively, of 2017 capital expenditures that MGE has forgone subject to the ownership transfer agreement. As of June 30, 2017, MGE classified $5.1 million of Columbia assets as held-for-sale on the consolidated balance sheets. The assets recognized as held-for-sale are subject to a partial sale of plant assets to WPL, expected to occur in January 2018.

25

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

MGE Energy and MGE have been assessing the impact of this guidance on revenue streams within the scope of the new standard. All retail electric and gas revenues are tariff rates approved by the PSCW. Based on our evaluation of the new standard, retail revenues will be recognized within the period in which utility service is provided to the customer and the performance obligation is fulfilled, consistent with our current revenue recognition model. Electric revenues for sales to the market represent wholesale sales made to third parties who are not ultimate users of the electricity. These sales may also include bilateral sales to other utilities or power marketers. Revenues for sales to the market will be recognized when the sale is completed within the market operated by MISO, similar to the recognition under our current revenue recognition model. In addition, revenues from the transportation of gas will continue to be recognized upon the performance of services for the respective customer. Based on our assessment of the new standard, revenue recognition for retail revenues, sales to the market, and transportation of gas will be materially consistent with our current revenue recognition model. However, additional disclosures regarding the nature, amount, timing, and uncertainty of these revenue streams and related cash flows arising from contracts with customers will be required as a result of the new standard. Management continues to analyze newly-released interpretative guidance and assess the related impacts to the current revenue recognition model.

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

d.

Restricted Cash.

In November 2016, the FASB issued authoritative guidance within the Codification's Statement of Cash Flows topic that provides guidance on the classification and presentation of changes in restricted cash within the statement of cash flows. The new standard was issued to eliminate a current diversity in practice for the accounting treatment of restricted cash. Under the new guidance, reporting entities will be required to explain the changes in the total of restricted and unrestricted cash and cash equivalents when reconciling the beginning and ending balances on the statement of cash flows. Prior to the authoritative guidance, changes in restricted cash were presented as either cash flows from operating, investing, or financing activities within the statement of cash flows, as appropriate based on the nature of the restriction. Also under the new standard, reporting entities will be required to provide a reconciliation from the balance sheet to the statement of cash flows and disclose the nature of the restrictions of cash. This authoritative guidance will become effective January 1, 2018. Upon the effective date, MGE Energy and MGE will change the presentation of restricted cash to reflect this change in accounting guidance. MGE Energy and MGE will also retrospectively apply the guidance to all prior periods presented. As of June 30, 2017, and December 31, 2016, MGE Energy and MGE had $5.1 million of restricted cash classified within other current assets on the consolidated balance sheets.

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

The following tables show segment information for MGE Energy's operations for the indicated periods:

(In thousands) MGE Energy	Electric	Gas	Nonregulated Energy	Transmission Investment	All Others	Consolidation/ Elimination Entries	Consolidated Total
Three Months Ended June 30, 2017
Operating revenues	$102,306	$24,081	$76	$-	$-	$-	$126,463
Interdepartmental revenues	(119)	3,422	11,107	-	-	(14,410)	-
Total operating revenues	102,187	27,503	11,183	-	-	(14,410)	126,463
Depreciation and amortization	(9,185)	(2,232)	(1,858)	-	-	-	(13,275)
Other operating expenses	(77,615)	(23,153)	(62)	-	(217)	14,410	(86,637)
Operating income (loss)	15,387	2,118	9,263	-	(217)	-	26,551
Other income (deductions), net	191	(8)	-	2,506	(75)	-	2,614
Interest (expense) income, net	(2,801)	(805)	(1,392)	-	112	-	(4,886)
Income (loss) before taxes	12,777	1,305	7,871	2,506	(180)	-	24,279
Income tax (provision) benefit	(4,124)	(521)	(3,158)	(1,006)	73	-	(8,736)
Net income (loss)	$8,653	$784	$4,713	$1,500	$(107)	$-	$15,543

Three Months Ended June 30, 2016
Operating revenues	$100,329	$20,961	$286	$-	$-	$-	$121,576
Interdepartmental revenues	567	6,141	10,919	-	-	(17,627)	-
Total operating revenues	100,896	27,102	11,205	-	-	(17,627)	121,576
Depreciation and amortization	(7,259)	(2,015)	(1,828)	-	(12)	-	(11,114)
Other operating expenses	(78,291)	(21,295)	(35)	(3)	(253)	17,627	(82,250)
Operating income (loss)	15,346	3,792	9,342	(3)	(265)	-	28,212
Other income (deductions), net	118	(18)	-	1,767	312	-	2,179
Interest (expense) income, net	(2,776)	(799)	(1,449)	-	67	-	(4,957)
Income before taxes	12,688	2,975	7,893	1,764	114	-	25,434
Income tax provision	(4,158)	(1,195)	(3,168)	(709)	(54)	-	(9,284)
Net income	$8,530	$1,780	$4,725	$1,055	$60	$-	$16,150

Six Months Ended June 30, 2017
Operating revenues	$200,630	$82,507	$149	$-	$-	$-	$283,286
Interdepartmental revenues	(224)	7,816	22,177	-	-	(29,769)	-
Total operating revenues	200,406	90,323	22,326	-	-	(29,769)	283,286
Depreciation and amortization	(18,085)	(4,445)	(3,704)	-	-	-	(26,234)
Other operating expenses	(152,941)	(73,730)	(103)	-	(586)	29,769	(197,591)
Operating income (loss)	29,380	12,148	18,519	-	(586)	-	59,461
Other income (deductions), net	381	(3)	-	4,984	(297)	-	5,065
Interest (expense) income, net	(5,577)	(1,604)	(2,799)	-	200	-	(9,780)
Income (loss) before taxes	24,184	10,541	15,720	4,984	(683)	-	54,746
Income tax (provision) benefit	(7,578)	(4,225)	(6,309)	(2,003)	212	-	(19,903)
Net income (loss)	$16,606	$6,316	$9,411	$2,981	$(471)	$-	$34,843

Six Months Ended June 30, 2016
Operating revenues	$193,537	$74,798	$768	$-	$-	$-	$269,103
Interdepartmental revenues	1,023	11,238	21,896	-	-	(34,157)	-
Total operating revenues	194,560	86,036	22,664	-	-	(34,157)	269,103
Depreciation and amortization	(14,422)	(3,996)	(3,704)	-	(24)	-	(22,146)
Other operating expenses	(153,670)	(69,036)	(82)	(4)	(579)	34,157	(189,214)
Operating income (loss)	26,468	13,004	18,878	(4)	(603)	-	57,743
Other income (deductions), net	314	(26)	-	4,000	333	-	4,621
Interest (expense) income, net	(5,566)	(1,607)	(2,912)	-	128	-	(9,957)
Income (loss) before taxes	21,216	11,371	15,966	3,996	(142)	-	52,407
Income tax (provision) benefit	(6,694)	(4,554)	(6,408)	(1,606)	33	-	(19,229)
Net income (loss)	$14,522	$6,817	$9,558	$2,390	$(109)	$-	$33,178

The following tables show segment information for MGE's operations for the indicated periods:

(In thousands) MGE	Electric	Gas	Nonregulated Energy	Transmission Investment(b)	Consolidation/ Elimination Entries	Consolidated Total
Three Months Ended June 30, 2017
Operating revenues	$102,306	$24,080	$76	$-	$-	$126,462
Interdepartmental revenues	(119)	3,423	11,107	-	(14,411)	-
Total operating revenues	102,187	27,503	11,183	-	(14,411)	126,462
Depreciation and amortization	(9,185)	(2,232)	(1,858)	-	-	(13,275)
Other operating expenses(a)	(81,702)	(23,664)	(3,220)	-	14,411	(94,175)
Operating income(a)	11,300	1,607	6,105	-	-	19,012
Other income (deductions), net(a)	154	(18)	-	-	-	136
Interest expense, net	(2,801)	(805)	(1,392)	-	-	(4,998)
Net income	8,653	784	4,713	-	-	14,150
Less: Net income attributable to
noncontrolling interest, net of tax	-	-	-	-	(5,396)	(5,396)
Net income attributable to MGE	$8,653	$784	$4,713	$-	$(5,396)	$8,754

Three Months Ended June 30, 2016
Operating revenues	$100,336	$20,967	$286	$-	$-	$121,589
Interdepartmental revenues	560	6,135	10,919	-	(17,614)	-
Total operating revenues	100,896	27,102	11,205	-	(17,614)	121,589
Depreciation and amortization	(7,259)	(2,015)	(1,828)	-	-	(11,102)
Other operating expenses(a)	(82,405)	(22,476)	(3,203)	(3)	17,614	(90,473)
Operating income (loss)(a)	11,232	2,611	6,174	(3)	-	20,014
Other income (deductions), net(a)	74	(32)	-	1,058	-	1,100
Interest expense, net	(2,776)	(799)	(1,449)	-	-	(5,024)
Net income	8,530	1,780	4,725	1,055	-	16,090
Less: Net income attributable to
noncontrolling interest, net of tax	-	-	-	-	(5,952)	(5,952)
Net income attributable to MGE	$8,530	$1,780	$4,725	$1,055	$(5,952)	$10,138

Six Months Ended June 30, 2017
Operating revenues	$200,634	$82,515	$149	$-	$-	$283,298
Interdepartmental revenues	(228)	7,808	22,177	-	(29,757)	-
Total operating revenues	200,406	90,323	22,326	-	(29,757)	283,298
Depreciation and amortization	(18,085)	(4,445)	(3,704)	-	-	(26,234)
Other operating expenses(a)	(160,448)	(77,935)	(6,412)	-	29,757	(215,038)
Operating income(a)	21,873	7,943	12,210	-	-	42,026
Other income (deductions), net(a)	310	(23)	-	-	-	287
Interest expense, net	(5,577)	(1,604)	(2,799)	-	-	(9,980)
Net income	16,606	6,316	9,411	-	-	32,333
Less: Net income attributable to
noncontrolling interest, net of tax	-	-	-	-	(10,785)	(10,785)
Net income attributable to MGE	$16,606	$6,316	$9,411	$-	$(10,785)	$21,548

Six Months Ended June 30, 2016
Operating revenues	$193,550	$74,814	$768	$-	$-	$269,132
Interdepartmental revenues	1,010	11,222	21,896	-	(34,128)	-
Total operating revenues	194,560	86,036	22,664	-	(34,128)	269,132
Depreciation and amortization	(14,422)	(3,996)	(3,704)	-	-	(22,122)
Other operating expenses(a)	(160,284)	(73,567)	(6,490)	(4)	34,128	(206,217)
Operating income (loss)(a)	19,854	8,473	12,470	(4)	-	40,793
Other income (deductions), net(a)	234	(49)	-	2,394	-	2,579
Interest expense, net	(5,566)	(1,607)	(2,912)	-	-	(10,085)
Net income	14,522	6,817	9,558	2,390	-	33,287
Less: Net income attributable to
noncontrolling interest, net of tax	-	-	-	-	(12,204)	(12,204)
Net income attributable to MGE	$14,522	$6,817	$9,558	$2,390	$(12,204)	$21,083

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

Our nonregulated energy operations own interests in electric generating capacity that is leased to MGE. The ownership/leasing structure was adopted under applicable state regulatory guidelines for MGE's participation in these generation facilities, consisting principally of a stable return on the equity investment in the new generation facilities over the term of the related leases. The nonregulated energy operations include an ownership interest in two coal-fired generating units in Oak Creek, Wisconsin and a partial ownership of a cogeneration project on the UW-Madison campus. A third party operates the units in Oak Creek, and MGE operates the cogeneration project. Due to the nature of MGE's participation in these facilities, the results of MGE Energy's nonregulated operations are also consolidated into MGE's consolidated financial position and results of operations under applicable accounting standards.

Executive Overview

Our primary focus today and for the foreseeable future is our core utility customers at MGE as well as creating long-term value for our shareholders. MGE continues to face the challenge of providing its customers with reliable power at competitive prices. MGE meets this challenge by investing in more efficient generation projects, including renewable energy sources. MGE continues to examine and pursue opportunities to reduce the proportion that coal generation represents in its generation mix, including the announced reduction in its ownership of Columbia. MGE will continue to focus on growing earnings while controlling operating and fuel costs. MGE maintains safe and efficient operations in addition to providing customer value. We believe it is critical to maintain a strong credit standing consistent with financial strength in MGE as well as the parent company in order to accomplish these goals.

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

•

Environmental laws and regulations, including adopted and pending environmental rule changes, and

•

Other factors listed in "Item 1A. Risk Factors" in our 2016 Annual Report on Form 10-K.

For the three months ended June 30, 2017, MGE Energy's earnings were $15.5 million or $0.45 per share compared to $16.2 million or $0.47 per share for the same period in the prior year. MGE's earnings for the three months ended June 30, 2017, were $8.8 million compared to $10.1 million for the same period in the prior year.

For the six months ended June 30, 2017, MGE Energy's earnings were $34.8 million or $1.01 per share compared to $33.2 million or $0.96 per share for the same period in the prior year. MGE's earnings for the six months ended June 30, 2017, were $21.5 million compared to $21.1 million for the same period in the prior year.

MGE Energy's net income was derived from our business segments as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30,		June 30,
Business Segment:	2017	2016	2017	2016
Electric Utility	$8,653	$8,530	$16,606	$14,522
Gas Utility	784	1,780	6,316	6,817
Nonregulated Energy	4,713	4,725	9,411	9,558
Transmission Investments	1,500	1,055	2,981	2,390
All Other	(107)	60	(471)	(109)
Net Income	$15,543	$16,150	$34,843	$33,178

Our net income during the three and six months ended June 30, 2017, compared to the same period in the prior year primarily reflects the effects of the following factors:

Electric Utility

For the three months ended, electric net income was relatively flat. For the six months ended, electric net income increased primarily related to efforts to manage the level of operating and maintenance costs.

Gas Utility

Gas net income decreased during the three months ended June 30, 2017, primarily due to the timing of 2017 operating and maintenance costs occurring mainly in the second quarter and unfavorable weather conditions. For the six months ended, gas net income decreased primarily resulting from unfavorable weather conditions. Average temperature for April was 50 degrees in 2017 compared to 46 degrees in 2016.

Transmission Investments

Transmission investment income reflects our share of ATC's earnings and a favorable comparison to 2016, which included a charge representing ATC's estimate of its refund liability associated with the return on equity complaint filed with FERC. See "Other Matters" below for additional information concerning ATC.

During the first six months of 2017, the following events occurred:

2017 Rate Case Order: On December 15, 2016, the PSCW authorized MGE, effective January 1, 2017, to decrease 2017 rates for retail electric customers by 0.8% or $3.3 million and to increase rates for retail gas customers by 1.9% or $3.1 million. The decrease in retail electric rates reflects declining fuel and purchased power costs. The increase in retail gas rates covers costs associated with MGE's natural gas system infrastructure improvements. The authorized return on common stock equity for 2017 is 9.8% based on a capital structure consisting of 57.2% common equity. The PSCW also approved MGE's request to extend the current accounting treatment for transmission related costs through 2018.

Deferred Fuel Costs: As of June 30, 2017, MGE has deferred $1.8 million of 2017 fuel savings. These costs will be subject to the PSCW's annual review of 2017 fuel costs, expected to be completed in 2018.

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

In the near term, several items may affect us, including:

2016 Annual Fuel Proceeding: In July 2017, the PSCW issued a final order in the fuel rules proceedings requiring MGE to refund $6.0 million of additional fuel savings realized during 2015 and 2016 to its retail electric customers over a one-month period in October 2017.

ATC Return on Equity: Several parties have filed complaints with the FERC seeking to reduce the ROE used by MISO transmission owners, including ATC. Any change to ATC's ROE could result in lower equity earnings and distributions from ATC in the future. We derived approximately 8.7% and 7.1% of our net income for the six months ended June 30, 2017 and 2016, respectively, from our investment in ATC. See "Other Matters" below for additional information concerning ATC.

Environmental Initiatives: There are proposed legislative rules and initiatives involving matters related to air emissions, water effluent, hazardous materials, and greenhouse gases, all of which affect generation plant capital expenditures and operating costs as well as future operational planning. At present, it is unclear how the changes in the Presidential and EPA administrations may affect existing, pending or new legislative or rulemaking proposals or regulatory initiatives. Such legislation and rulemaking could significantly affect the costs of owning and operating fossil-fueled generating plants, such as Columbia and the Elm Road Units, from which we derive approximately 43% of our electric generating capacity as of June 30, 2017. We would expect to seek and receive recovery of any such costs in rates; however, it is difficult to estimate the amount of such costs due to the uncertainty as to the timing and form of the legislation and rules, and the scope and time of the recovery of costs in rates, which may lag the incurrence of those costs.

EPA's Clean Power Plan: In October 2015, the EPA finalized its Clean Power Plan (CPP) rule with an effective date of December 2015, setting guidelines and approval criteria for states to use in developing plans to control GHG emissions from existing fossil fuel-fired electric generating units (EGUs) and systems. Implementation of the rule is expected to have a direct impact on existing coal and natural gas fired generating units, including possible changes in dispatch and additional operating costs. Given the pending legal proceedings and the change in the Presidential and EPA administrations, the nature and timing of any final requirements is subject to uncertainty. If the rule remains substantially in its present form, it is expected to have a material impact on MGE.

Future Generation: During the first quarter of 2016, MGE entered into an agreement with WPL under which MGE may acquire up to 50 MW of capacity in a gas-fired generating plant to be constructed by WPL at its Riverside Energy Center in Beloit, Wisconsin, during the five-year period following the in-service date of the plant. The plant is expected to be completed by early 2020. MGE and WPL have negotiated an amendment to the existing Columbia joint operating agreement, effective January 1, 2017, under which MGE will reduce its obligation to pay certain capital expenditures (other than SCR-related expenditures) at Columbia prior to the expected in-service date of the Riverside gas-fired generating plant in exchange for a proportional reduction in MGE's ownership in Columbia. On January 1 of each year, beginning in 2017 and ending June 1, 2020, the ownership percentage will be adjusted, through a partial sale, based on the amount of capital expenditures foregone. During three and six months ended June 30, 2017, MGE accrued $2.8 million and $5.1 million of 2017 capital expenditures that MGE has forgone as part of the ownership transfer agreement with WPL. During 2016, MGE accrued $14.8 million of 2016 capital expenditures forgone. As of June 30, 2017, and December 31, 2016, MGE classified $5.1 million and $14.8 million, respectively, of Columbia assets as held-for-sale on the consolidated balance sheets. In January 2017, MGE reduced its ownership interest in Columbia from 22.0% to 20.4% through the partial sale of plant assets to WPL. By June 2020, MGE's ownership in Columbia is forecasted to be approximately 19%.

Saratoga Wind Farm: In April 2017, MGE filed an application with the PSCW to seek approval to construct, own and operate a 66MW wind farm, consisting of 33 turbines, located near Saratoga, Iowa. If approved by the PSCW, construction of the project is expected to begin in early 2018, with an estimated capital cost of $107 million.

Financing Plans: In July 2017, MGE executed a Note Purchase Agreement for $30 million of new long-term debt expected to be issued in October 2017 to cover capital expenditures and other corporate obligations. The unsecured notes will carry an interest rate of 3.11% per annum, mature on October 1, 2027, and have provisions generally the same as MGE's other unsecured notes.

The following discussion is based on the business segments as discussed in Footnote 13 of the Notes to Consolidated Financial Statements in this Report.

Three Months Ended June 30, 2017 and 2016

Electric Utility Operations - MGE Energy and MGE

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the periods indicated:

	Revenues			Sales (kWh)
(In thousands, except cooling degree days)	Three Months Ended June 30,			Three Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
Residential	$31,634	$31,493	0.4%	177,644	180,932	(1.8)%
Commercial	54,721	55,327	(1.1)%	449,876	461,166	(2.4)%
Industrial	4,516	4,855	(7.0)%	53,098	59,951	(11.4)%
Other-retail/municipal	9,661	9,169	5.4%	103,626	97,047	6.8%
Total retail	100,532	100,844	(0.3)%	784,244	799,096	(1.9)%
Sales to the market	1,050	3,019	(65.2)%	16,830	98,320	(82.9)%
Deferral of fuel savings	-	(3,488)	(100.0)%	-	-	- %
Adjustments to revenues	724	(46)	N/A%	-	-	- %
Total	$102,306	$100,329	2.0%	801,074	897,416	(10.7)%

Cooling degree days (normal 180)				172	201	(14.4)%

Electric operating revenues increased $2.0 million or 2.0% for the three months ended June 30, 2017, compared to the same period in 2016, due to the following:

(In millions)
Deferral of fuel savings/fuel credit	$5.5
Adjustments to revenues	0.6
Other	0.5
Sales to the market	(2.0)
Volume	(1.8)
Rate changes	(0.8)
Total	$2.0

•

Deferral of fuel savings/fuel credit. During the three months ended June 30, 2016, customers received a fuel credit on their bill related to accumulated fuel savings of $2.0 million, which decreased electric revenues in the prior year. In January 2016, the PSCW lowered MGE's 2016 fuel rules monitored costs, which were deferred in revenue in the prior period, as a result of continued lower projected fuel costs in 2016.

•

Adjustments to revenue. MGE leases electric generating capacity from MGE Power Elm Road. MGE collects in rates the lease payments associated with the electric generating capacity as authorized by the PSCW. Any differential between estimated lease payments collected in rates and actual lease payments paid to MGE Power Elm Road are included in adjustments to revenues.

•

Sales to the market. Sales to the market represent wholesale sales made to third parties who are not ultimate users of the electricity. These sales may include spot market transactions on the markets operated by MISO and PJM. These sales may also include bilateral sales to other utilities or power marketers. Generating units are dispatched by MISO based on cost considerations as well as reliability of the system. Sales to the market typically occur when MGE has more generation and purchases online than are needed for its own system demand. The excess electricity is then sold to others in the market. For the three months ended June 30, 2017, market volumes decreased compared to the same period in the prior year, reflecting decreased opportunities for sales; however, those sales were made at higher market prices. The revenue generated from these sales is included in fuel rules monitored costs. See fuel rules discussion in Footnote 8.b. of the Notes to the Consolidated Financial Statements.

•

Volume. During the three months ended June 30, 2017, there was an 11.4% decrease in industrial retail sales volumes compared to the same period in the prior year as a result of a large industrial customer relocating its operations out of state.

33

•

Rate Changes. In December 2016, the PSCW authorized MGE to decrease 2017 rates for retail electric customers by 0.8% or $3.3 million.

Rates charged to retail customers for the three months ended June 30, 2017, were 2.0% or $0.8 million lower than those charged during the same period in the prior year.

Electric fuel and purchased power

Electric fuel and purchased power costs reflect a decrease in internal generation volumes offset by an increase in the volume of purchased power when compared to the prior period. Adjustments related to the regulatory recovery for fuel costs, known as fuel rules, increased purchased power expense. These items are explained below.

Fuel for electric generation

The expense for fuel for internal electric generation decreased $3.1 million during the three months ended June 30, 2017, compared to the same period in the prior year, due to the following:

(In millions)
Decrease in volume	$(3.5)
Increase in per-unit cost	0.4
Total	$(3.1)

This decrease in expense reflects a 23.2% decrease in internal generation volume delivered to the system primarily as a result of decreased generation at WCCF based on market prices, partially offset by a 3.0% increase in per-unit cost of internal electric generation.

Purchased power

Purchased power expense increased $1.9 million during the three months ended June 30, 2017, compared to the same period in the prior year, due to the following:

(In millions)
Increase in volume	$3.4
Change in fuel rule adjustments, net of recoveries	0.4
Decrease in per-unit cost	(1.9)
Total	$1.9

The increase in expense (before fuel rules adjustments) reflects a 23.2% increase in the volume of power purchased from third parties partially offset by a 10.5% decrease in the per-unit cost of purchased power.

Under fuel rules, MGE is required to defer electric fuel-related costs that fall outside a 2% cost tolerance band around the amount used in the most recent rate proceeding. Any fuel rules adjustments are reflected in purchased power expense, with potential refunds associated with fuel savings increasing that expense and potential recovery of excess fuel costs decreasing that expense.

Electric operating and maintenance expenses

For the three months ended June 30, 2017, electric operating and maintenance expenses increased $1.8 million, compared to the same period in the prior year. The following contributed to the net change:

(In millions)
Increased transmission costs	$1.3
Increased customer accounts costs	0.9
Increased other costs	0.2
Decreased production expenses	(0.4)
Decreased administrative and general costs	(0.2)
Total	$1.8

For the three months ended June 30, 2017, increased transmission costs are primarily due to an increase in transmission reliability enhancements, and increased customer accounts costs are primarily related to technology improvements.

Electric depreciation expense

Electric depreciation expense increased $1.9 million for the three months ended June 30, 2017, compared to the same period in the prior year as a result of new depreciation rates for Columbia, as approved by the PSCW.

Gas Utility Operations - MGE Energy and MGE

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class during each of the periods indicated:

	Revenues			Therms Delivered
(In thousands, except HDD and average rate per therm of retail customer)	Three Months Ended June 30,			Three Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
Residential	$15,140	$13,654	10.9%	11,915	13,144	(9.4)%
Commercial/Industrial	7,842	6,173	27.0%	12,842	12,969	(1.0)%
Total retail	22,982	19,827	15.9%	24,757	26,113	(5.2)%
Gas transportation	991	1,049	(5.5)%	15,186	16,521	(8.1)%
Other revenues	108	85	27.1%	-	-	- %
Total	$24,081	$20,961	14.9%	39,943	42,634	(6.3)%

Heating degree days (normal 813)				757	828	(8.6)%
Average rate per therm of
retail customer	$0.928	$0.759	22.3%

Gas revenues increased $3.1 million or 14.9% for the three months ended June 30, 2017, compared to the same period in 2016. These changes are related to the following factors:

(In millions)
Rate/PGA changes	$3.6
Volume	(0.5)
Total	$3.1

•

Rate/PGA changes. In December 2016, the PSCW authorized MGE to increase 2017 rates for retail gas customers by 1.9% or $3.1 million.

MGE recovers the cost of natural gas in its gas segment through the purchased gas adjustment clause (PGA). Under the PGA, MGE is able to pass through to its gas customers the cost of gas. Changes in PGA recoveries affect revenues but do not impact net income.

The average retail rate per therm for the three months ended June 30, 2017, increased 22.3% compared to the same period in 2016, reflecting a $3.1 million increase in natural gas commodity costs (recovered through the PGA) and an increase in fixed rate charges.

•

Volume. For the three months ended June 30, 2017, retail gas deliveries decreased 5.2% compared to the same period in the prior year primarily resulting from unfavorable weather conditions.

Cost of gas sold

For the three months ended June 30, 2017, cost of gas sold increased $2.8 million compared to the same period in the prior year. The cost per therm of natural gas increased 48.5%, which resulted in $3.0 million of increased expense. The volume of gas purchased decreased 3.1%, which resulted in $0.2 million of decreased expense.

Gas operating and maintenance expenses

Gas operating and maintenance expenses increased by $1.1 million for the three months ended June 30, 2017, compared to the same period in 2016. The following contributed to the net change:

(In millions)
Increased customer accounts costs	$0.9
Increased customer service costs	0.3
Decreased other costs	(0.1)
Total	$1.1

For the three months ended June 30, 2017, increased customer accounts costs are primarily related to technology improvements.

Nonregulated Energy Operations - MGE Energy and MGE

The nonregulated energy operations are conducted through MGE Energy's subsidiaries: MGE Power Elm Road (the Elm Road Units) and MGE Power West Campus (WCCF), which have been formed to own and lease electric generating capacity to assist MGE. For both the three months ended June 30, 2017 and 2016, net income at the nonregulated energy operations segment was $4.7 million.

Transmission Investment Operations - MGE Energy and MGE

Transmission investment other income

For the three months ended June 30, 2017 and 2016, other income at the transmission investment segment was $2.5 million and $1.8 million, respectively. The transmission investment segment holds our interest in ATC and ATC Holdco, and its income reflects our equity in the earnings of the investments. ATC Holdco was formed in December 2016. In the near term, it is expected that ATC Holdco will be pursuing transmission development opportunities that typically have long development and investment lead times before becoming operational. See Footnote 3 of the Notes to Consolidated Financial Statements in this Report and "Other Matters" below for additional information concerning ATC and summarized financial information regarding ATC.

Consolidated Income Taxes - MGE Energy and MGE

MGE Energy's effective income tax rate for the three months ended June 30, 2017 and 2016, was 36.0% and 36.5%, respectively. MGE's effective income tax rate for the three months ended June 30, 2017 and 2016, was 35.5% and 36.5%, respectively. For both MGE Energy and MGE, the decrease in the effective tax rate is due in part to a higher estimated domestic manufacturing deduction in 2017. In addition, MGE's effective income tax rate decreased as a result of the transfer in December 2016 of its ownership interest in MGE Transco to MGE Energy.

Noncontrolling Interest, Net of Tax - MGE

The noncontrolling interest, net of tax, reflects the accounting required for MGE Energy's interest in MGE Power Elm Road (the Elm Road Units) and MGE Power West Campus (WCCF). MGE Energy owns 100% of MGE Power Elm Road and MGE Power West Campus; however, due to the contractual agreements for these projects with MGE, the entities are considered VIEs with respect to MGE and their results are consolidated with those of MGE, the primary beneficiary of the VIEs. Also included in noncontrolling interest, net of tax, for the three months ended June 30, 2016, was MGE Energy's interest in MGE Transco, which holds our investment in ATC. The following table shows MGE Energy's noncontrolling interest, net of tax, reflected on MGE's consolidated statement of income:

	Three Months Ended
	June 30,
(In millions)	2017	2016
MGE Power Elm Road	$3.6	$3.6
MGE Power West Campus	1.8	1.8
MGE Transco(a)	-	0.5

(a)

MGE Transco holds an ownership interest in ATC. In July 2016, MGE's ownership interest in MGE Transco declined below a majority, resulting in MGE Energy's investment in MGE Transco being deconsolidated from MGE's consolidated financial statements. In December 2016, MGE's ownership interest in MGE Transco was transferred to MGE Energy. See Footnote 3 of the Notes to Consolidated Financial Statements in this Report for additional information.

Six Months Ended June 30, 2017 and 2016

Electric Utility Operations - MGE Energy and MGE

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the periods indicated:

	Revenues			Sales (kWh)
(In thousands, except cooling degree days)	Six Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
Residential	$64,987	$64,797	0.3%	375,318	382,022	(1.8)%
Commercial	104,885	105,824	(0.9)%	883,265	903,485	(2.2)%
Industrial	8,731	9,259	(5.7)%	104,863	117,173	(10.5)%
Other-retail/municipal	18,682	17,407	7.3%	195,713	181,996	7.5%
Total retail	197,285	197,287	-%	1,559,159	1,584,676	(1.6)%
Sales to the market	2,022	3,161	(36.0)%	52,692	108,939	(51.6)%
Deferral of fuel savings	-	(7,070)	(100.0)%	-	-	- %
Adjustments to revenues	1,323	159	N/A%	-	-	- %
Total	$200,630	$193,537	3.7%	1,611,851	1,693,615	(4.8)%

Cooling degree days (normal 180)				172	201	(14.4)%

Electric operating revenues increased $7.1 million or 3.7% for the six months ended June 30, 2017, compared to the same period in 2016, due to the following:

(In millions)
Deferral of fuel savings/fuel credit	$11.0
Adjustments to revenue	1.2
Other	0.6
Volume	(3.0)
Rate changes	(1.6)
Sales to the market	(1.1)
Total	$7.1

•

Deferral of fuel savings/fuel credit. During the six months ended June 30, 2016, customers received a fuel credit on their bill related to accumulated fuel savings of $3.9 million, which decreased electric revenues in the prior year. In January 2016, the PSCW lowered MGE's 2016 fuel rules monitored costs, which were deferred in revenue in the prior period, as a result of continued lower projected fuel costs in 2016.

•

Adjustments to revenue. MGE leases electric generating capacity from MGE Power Elm Road. MGE collects in rates the lease payments associated with the electric generating capacity as authorized by the PSCW. Any differential between estimated lease payments collected in rates and actual lease payments paid to MGE Power Elm Road are included in adjustments to revenues.

•

Volume. During the six months ended June 30, 2017, there was a 10.5% decrease in industrial retail sales volumes compared to the same period in the prior year as a result of a large industrial customer relocating its operations out of state.

•

Rate Changes. In December 2016, the PSCW authorized MGE to decrease 2017 rates for retail electric customers by 0.8% or $3.3 million.

Rates charged to retail customers for the six months ended June 30, 2017, were 1.9% or $1.6 million lower than those charged during the same period in the prior year.

37

•

Sales to the market. Sales to the market represent wholesale sales made to third parties who are not ultimate users of the electricity. These sales may include spot market transactions on the markets operated by MISO and PJM. These sales may also include bilateral sales to other utilities or power marketers. Generating units are dispatched by MISO based on cost considerations as well as reliability of the system. Sales to the market typically occur when MGE has more generation and purchases online than are needed for its own system demand. The excess electricity is then sold to others in the market. For the six months ended June 30, 2017, market volumes decreased compared to the same period in the prior year, reflecting decreased opportunities for sales and those sales were made at lower market prices. The revenue generated from these sales is included in fuel rules monitored costs. See fuel rules discussion in Footnote 8.b. of the Notes to the Consolidated Financial Statements.

Electric fuel and purchased power

Electric fuel and purchased power costs reflect a decrease in internal generation volumes offset by an increase in the volume of purchased power when compared to the prior period. Adjustments related to the regulatory recovery for fuel costs, known as fuel rules, increased purchased power expense. These items are explained below.

Fuel for electric generation

The expense for fuel for internal electric generation decreased $3.0 million during the six months ended June 30, 2017, compared to the same period in the prior year, due to the following:

(In millions)
Decrease in volume	$(3.1)
Increase in per-unit cost	0.1
Total	$(3.0)

This decrease in expense reflects an 11.2% decrease in internal generation volume delivered to the system primarily as a result of decreased generation at WCCF based on market prices, partially offset by a 0.3% increase in per-unit cost of internal electric generation.

Purchased power

Purchased power expense increased $2.5 million during the six months ended June 30, 2017, compared to the same period in the prior year, due to the following:

(In millions)
Change in fuel rule adjustments, net of recoveries	$3.4
Increase in volume	3.1
Decrease in per-unit cost	(4.0)
Total	$2.5

Under fuel rules, MGE is required to defer electric fuel-related costs that fall outside a 2% cost tolerance band around the amount used in the most recent rate proceeding. Any fuel rules adjustments are reflected in purchased power expense, with potential refunds associated with fuel savings increasing that expense and potential recovery of excess fuel costs decreasing that expense.

The decrease in expense (before fuel rules adjustments) reflects an 11.7% decrease in the per-unit cost of purchased power partially offset by a 10.0% increase in the volume of power purchased from third parties.

Electric operating and maintenance expenses

Electric operating and maintenance expenses increased $1.8 million during the six months ended June 30, 2017, compared to the same period in 2016. The following changes contributed to the net change:

(In millions)
Increased transmission costs	$2.5
Increased customer accounts costs	1.1
Increased customer service costs	0.3
Decreased production expenses	(1.7)
Decreased administrative and general costs	(0.4)
Total	$1.8

For the six months ended June 30, 2017, increased transmission costs are primarily due to an increase in transmission reliability enhancements and increased customer accounts costs are primarily related to technology improvements, partially offset by decreased production costs at Columbia and the Elm Road Units.

Electric depreciation expense

Electric depreciation expense increased $3.7 million for the six months ended June 30, 2017, compared to the same period in the prior year as a result of new depreciation rates for Columbia, as approved by the PSCW.

Gas Utility Operations - MGE Energy and MGE

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class during each of the periods indicated:

	Revenues			Therms Delivered
(In thousands, except HDD and average rate per therm of retail customer)	Six Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
Residential	$49,043	$44,904	9.2%	54,953	56,720	(3.1)%
Commercial/Industrial	30,890	27,281	13.2%	50,018	50,325	(0.6)%
Total retail	79,933	72,185	10.7%	104,971	107,045	(1.9)%
Gas transportation	2,341	2,405	(2.7)%	36,222	37,974	(4.6)%
Other revenues	233	208	12.0%	-	-	- %
Total	$82,507	$74,798	10.3%	141,193	145,019	(2.6)%

Heating degree days (normal 4,319)				3,887	4,086	(4.9)%
Average rate per therm of
retail customer	$0.761	$0.674	12.9%

Gas revenues increased $7.7 million or 10.3% for the six months ended June 30, 2017, compared to the same period in 2016. These changes are related to the following factors:

(In millions)
Rate/PGA changes	$8.6
Volume	(0.9)
Total	$7.7

•

Rate/PGA changes. In December 2016, the PSCW authorized MGE to increase 2017 rates for retail gas customers by 1.9% or $3.1 million.

MGE recovers the cost of natural gas in its gas segment through the purchased gas adjustment clause (PGA). Under the PGA, MGE is able to pass through to its gas customers the cost of gas. Changes in PGA recoveries affect revenues, but do not impact net income.

The average retail rate per therm for the six months ended June 30, 2017, increased 12.9% compared to the same period in 2016, reflecting a $6.6 million increase in natural gas commodity costs (recovered through the PGA) and an increase in fixed rate charges.

•

Volume. For the six months ended June 30, 2017, retail gas deliveries decreased 1.9% compared to the same period in the prior year primarily resulting from unfavorable weather conditions.

Cost of gas sold

For the six months ended June 30, 2017, cost of gas sold increased $6.1 million compared to the same period in the prior year. The cost per therm of natural gas increased 16.7%, which resulted in $6.4 million of increased expense. The volume of gas purchased decreased 0.9%, which resulted in $0.3 million of decreased expense.

Gas operating and maintenance expenses

Gas operating and maintenance expenses increased by $1.1 million for the six months ended June 30, 2017, compared to the same period in 2016. The following changes contributed to the net change:

(In millions)
Increased customer account costs	$1.0
Increased customer service costs	0.5
Decreased administrative and general costs	(0.3)
Decreased distribution expenses	(0.1)
Total	$1.1

For the six months ended June 30, 2017, increased customer accounts costs are primarily related to technology improvements.

Nonregulated Energy Operations - MGE Energy and MGE

The nonregulated energy operations are conducted through MGE Energy's subsidiaries: MGE Power Elm Road (the Elm Road Units) and MGE Power West Campus (WCCF), which have been formed to own and lease electric generating capacity to assist MGE. For the six months ended June 30, 2017 and 2016, net income at the nonregulated energy operations segment was $9.4 million and $9.6 million, respectively.

Transmission Investment Operations - MGE Energy and MGE

Transmission investment other income

For the six months ended June 30, 2017 and 2016, other income at the transmission investment segment was $5.0 million and $4.0 million, respectively. The transmission investment segment holds our interest in ATC and ATC Holdco, and its income reflects our equity in the earnings of the investments. ATC Holdco was formed in December 2016. In the near term, it is expected that ATC Holdco will be pursuing transmission development opportunities that typically have long development and investment lead times before becoming operational. See Footnote 3 of the Notes to Consolidated Financial Statements in this Report and "Other Matters" below for additional information concerning ATC and summarized financial information regarding ATC.

Consolidated Income Taxes - MGE Energy and MGE

MGE Energy's effective income tax rate for the six months ended June 30, 2017 and 2016, was 36.4% and 36.7%, respectively. MGE's effective income tax rate for the six months ended June 30, 2017 and 2016, was 35.9% and 36.7%, respectively. For both MGE Energy and MGE, the decrease in the effective tax rate is due in part to a higher estimated domestic manufacturing deduction in 2017. In addition, MGE's effective income tax rate decreased as a result of the transfer in December 2016 of its ownership interest in MGE Transco to MGE Energy.

Noncontrolling Interest, Net of Tax - MGE

The noncontrolling interest, net of tax, reflects the accounting required for MGE Energy's interest in MGE Power Elm Road (the Elm Road Units) and MGE Power West Campus (WCCF). MGE Energy owns 100% of MGE Power Elm Road and MGE Power West Campus; however, due to the contractual agreements for these projects with MGE, the entities are considered VIEs with respect to MGE and their results are consolidated with those of MGE, the primary beneficiary of the VIEs. Also included in noncontrolling interest, net of tax, for the six months ended June 30, 2016, is MGE Energy's interest in MGE Transco, which holds our investment in ATC. The following table shows MGE Energy's noncontrolling interest, net of tax, reflected on MGE's consolidated statement of income:

	Six Months Ended
	June 30,
(In millions)	2017	2016
MGE Power Elm Road	$7.2	$7.4
MGE Power West Campus	3.6	3.6
MGE Transco(a)	-	1.2

(a)

MGE Transco holds an ownership interest in ATC. In July 2016, MGE's ownership interest in MGE Transco declined below a majority, resulting in MGE Energy's investment in MGE Transco being deconsolidated from MGE's consolidated financial statements. In December 2016, MGE's ownership interest in MGE Transco was transferred to MGE Energy. See Footnote 3 of the Notes to Consolidated Financial Statements in this Report for additional information.

Contractual Obligations and Commercial Commitments - MGE Energy and MGE

There were no material changes, other than from the normal course of business, to MGE Energy's and MGE's contractual obligations (representing cash obligations that are considered to be firm commitments) and commercial commitments (representing commitments triggered by future events) during the six months ended June 30, 2017, except as noted below. Further discussion of the contractual obligations and commercial commitments is included in Footnote 17 of Notes to Consolidated Financial Statements and "Contractual Obligations and Commercial Commitments for MGE Energy and MGE" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in MGE Energy's and MGE's 2016 Annual Report on Form 10-K.

Purchase Contracts - MGE Energy and MGE

See Footnote 7.c. of Notes to Consolidated Financial Statements in this Report for a description of commitments at June 30, 2017, that MGE Energy and MGE have entered with respect to various commodity supply and transportation contracts to meet their obligations to deliver electricity and natural gas to customers.

Other Commitments - MGE Energy

In May 2017, MGE Energy entered a subscription agreement to invest in a nonpublic venture capital fund. From time to time, this entity will require capital infusions from its investors. MGE Energy has committed to contribute $5 million in capital for such infusions. The timing of these infusions is dependent on the needs of the investee and is therefore uncertain at this time.

Long-term Debt - MGE Energy and MGE

MGE issued $40 million of new long-term unsecured debt in January 2017. The proceeds of this debt financing were used to refinance $30 million of medium-term notes, which matured in January 2017, and assist with the financing of additional capital expenditures. See Footnote 2 of the Notes to Consolidated Financial Statements in this Report for further discussion.

Liquidity and Capital Resources

MGE Energy and MGE have adequate liquidity to fund future operations and capital expenditures over the next twelve months. Available resources include cash and cash equivalents, operating cash flows, liquid assets, borrowing capacity under revolving credit facilities, and access to equity and debt capital markets. See "Credit Facilities" under Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources in MGE Energy's and MGE's 2016 Annual Report on Form 10-K for information regarding MGE Energy's and MGE's credit facilities.

Cash Flows

The following summarizes cash flows for MGE Energy and MGE during the six months ended June 30, 2017 and 2016:

	MGE Energy		MGE
(In thousands)	2017	2016	2017	2016
Cash provided by/(used for):
Operating activities	$67,710	$93,514	$64,713	$93,209
Investing activities	(46,948)	(41,973)	(42,178)	(42,028)
Financing activities	(13,805)	(22,617)	(27,472)	(36,994)

Cash Provided by Operating Activities

MGE Energy

MGE Energy's consolidated net cash provided by operating activities is derived mainly from the electric and gas operations of its principal subsidiary, MGE.

Cash provided by operating activities for the six months ended June 30, 2017, was $67.7 million, a decrease of $25.8 million when compared to the same period in the prior year, primarily reflecting changes in working capital items between the periods.

MGE Energy's net income increased $1.7 million for the six months ended June 30, 2017, when compared to the same period in the prior year.

In 2016, MGE received a $10.0 million refund from the IRS for the 2015 tax year. Excluding the 2016 refund, MGE Energy's federal and state taxes paid increased $3.5 million during the six months ended June 30, 2017, when compared to the same period in the prior year.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $1.3 million in cash used for operating activities for the six months ended June 30, 2017, primarily due to decreased accounts payable and decreased other current liabilities, partially offset by decreased unbilled revenues and decreased accounts receivable.

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

A decrease in pension contribution resulted in an additional $3.8 million in cash provided by operating activities for the six months ended June 30, 2017, when compared to the same period in the prior year. Pension contributions reflect amounts required by law and discretionary amounts.

MGE

Cash provided by operating activities for the six months ended June 30, 2017, was $64.7 million, a decrease of $28.5 million when compared to the same period in the prior year, primarily reflecting changes in working capital items between the periods.

Net income decreased $1.0 million for the six months ended June 30, 2017, when compared to the same period in the prior year.

In 2016, MGE received a $10.0 million refund from the IRS for the 2015 tax year. Excluding the 2016 refund, MGE Energy's federal and state taxes paid increased $3.5 million during the six months ended June 30, 2017, when compared to the same period in the prior year.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $1.4 million in cash used for operating activities for the six months ended June 30, 2017, primarily due to decreased accounts payable and decreased other current liabilities, partially offset by decreased unbilled revenues and decreased accounts receivable.

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

A decrease in pension contribution resulted in an additional $3.8 million in cash provided by operating activities for the six months ended June 30, 2017, when compared to the same period in the prior year. Pension contributions reflect amounts required by law and discretionary amounts.

Cash Used for Investing Activities

MGE Energy

MGE Energy's cash used for investing activities increased $5.0 million for the six months ended June 30, 2017, when compared to the same period in the prior year.

Capital expenditures for the six months ended June 30, 2017, were $42.2 million. This amount represents an increase of $1.4 million from the expenditures made in the same period in the prior year. This increase primarily reflects increased expenditures on electric distribution assets.

Capital contributions in ATC and other investments increased $4.6 million for the six months ended June 30, 2017, when compared to the same period in the prior year.

MGE

MGE's cash used for investing activities increased $0.2 million for the six months ended June 30, 2017, when compared to the same period in the prior year.

Capital expenditures for the six months ended June 30, 2017, were $42.2 million. This amount represents an increase of $1.4 million from the expenditures made in the same period in the prior year. This increase primarily reflects increased expenditures on electric distribution assets.

Capital contributions in ATC and other investments decreased $0.7 million for the six months ended June 30, 2017, when compared to the same period in the prior year. In December 2016, MGE transferred its ownership interest to MGE Energy. See Footnote 3 of the Notes to Consolidated Financial Statements in this Report for further details.

Cash Used for Financing Activities

MGE Energy

Cash used for MGE Energy's financing activities was $13.8 million for the six months ended June 30, 2017, a decrease of $8.8 million when compared to the same period in the prior year.

For the six months ended June 30, 2017, dividends paid were $21.3 million compared to $20.5 million in the prior year. This increase was a result of a higher dividend per share ($0.615 vs. $0.590).

During the six months ended June 30, 2017, MGE issued $40.0 million of senior unsecured notes, which was used to refinance $30.0 million of medium-term notes and assist with financing additional capital expenditures.

MGE

During the six months ended June 30, 2017, cash used for MGE's financing activities was $27.5 million, a decrease of $9.5 million when compared to the same period in the prior year.

Dividends paid from MGE to MGE Energy were $25.0 million for the six months ended June 30, 2017 and 2016.

Distributions to parent from noncontrolling interest, which represent distributions from MGE Power Elm Road and MGE Power West Campus to MGE Energy, were $10.0 million for the six months ended June 30, 2017, compared to $10.6 million in the prior year.

For the six months ended June 30, 2016, equity contributions received from noncontrolling interest, which represent contributions to MGE Transco, were $0.7 million. There were no equity contributions received from noncontrolling interest, which represent contributions to MGE Transco for the six months ended June 30, 2017.

During the six months ended June 30, 2017, MGE issued $40.0 million of senior unsecured notes, which was used to refinance $30.0 million of medium-term notes and assist with financing additional capital expenditures.

Capitalization Ratios

MGE Energy's capitalization ratios were as follows:

MGE Energy
	June 30, 2017	December 31, 2016
Common shareholders' equity	65.1%	65.2%
Long-term debt(a)	34.9%	34.8%

(a)

Includes the current portion of long-term debt.

MGE Energy's and MGE's Capital Requirements

MGE Energy's and MGE's liquidity are primarily affected by their capital requirements. During the six months ended June 30, 2017, capital expenditures for MGE Energy and MGE totaled $42.2 million, which included $40.4 million of capital expenditures for utility operations.

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

Environmental Matters

There were no material updates or developments in environmental matters that occurred during the six months ended June 30, 2017. Further discussion of environmental matters is included in MGE Energy's and MGE's 2016 Annual Report on Form 10-K and Footnote 7.a. of Notes to Consolidated Financial Statements in this Report.

Other Matters

ATC

In 2013, several parties filed a complaint with the FERC seeking to reduce the base return on equity (ROE) used by MISO transmission owners, including ATC, "due to changes in the capital markets." The complaint alleged that the MISO ROE should not exceed 9.15%, the equity components of hypothetical capital structures should be restricted to 50%, and the relevant incentive ROE adders should be discontinued. At the time, MISO's base ROE was 12.38% and ATC's base ROE was 12.2%. In February 2015, a second complaint was filed for the period February 2015 through May 2015 with the FERC requesting a reduction in the base ROE used by MISO transmission owners, including ATC, to 8.67%, with a refund effective date retroactive to the filing date of the complaint. In June 2016, an administrative law judge issued an initial decision for the second complaint that would reduce the transmission owner's base ROE to 9.7%. The initial decision will be reviewed by FERC. It is anticipated FERC will issue an order on this issue in the beginning of 2018. On September 28, 2016, FERC issued an order on the first complaint, for the period November 2013 through February 2015, reducing the base ROE to 10.32%. This base ROE also became effective September 28, 2016, and will apply to future periods until FERC rules in the second complaint, at which time the base ROE ordered by FERC in the second complaint will prospectively become the authorized base ROE.

In January 2015, FERC accepted the transmission owner's request for a 50 basis-point incentive ROE adder for participating in MISO. The adder became effective January 6, 2015.

Any change to ATC's ROE could result in lower equity earnings and distributions from ATC in the future. Our share of ATC's earnings reflects a pre-tax charge of $0.1 million and $0.8 million for the three months ended June 30, 2017, and 2016, respectively, and a pre-tax charge of $0.2 million and $1.1 million for the six months ended June 30, 2017, and 2016, respectively, recorded by ATC for this matter representing its estimate of its refund liability. We derived approximately 8.7% and 7.1% of our net income for the six months ended June 30, 2017 and 2016, respectively, from our investment in ATC.

Adoption of Accounting Principles and Recently Issued Accounting Pronouncements

See Footnote 12 of Notes to Consolidated Financial Statements in this Report for discussion of new accounting pronouncements.

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

MGE's electric fuel costs are subject to fuel rules established by the PSCW. The fuel rules require the PSCW and Wisconsin utilities to defer electric fuel-related costs that fall outside a symmetrical cost tolerance band. Any over/under recovery of the actual costs is determined in the following year and is then reflected in future billings to electric retail customers. Under the electric fuel rules, MGE is required to defer the benefit of lower costs if the actual electric fuel costs fall outside the lower end of the range and is required to defer costs, less any excess revenues, if the actual electric fuel costs exceed the upper end of the range. Excess revenues are defined as revenues in the year in question that provide MGE with a greater return on common equity than authorized by the PSCW in MGE's latest rate order. The range is defined by the PSCW and has been modified throughout the years based on market conditions and other relevant factors. Currently, MGE is subject to a plus or minus 2% range. MGE assumes the risks and benefits of variances that are within the cost tolerance band. For 2017, fuel and purchased power costs included in MGE's base fuel rates are $101.9 million. See Footnote 8.b. of the Notes to Consolidated Financial Statements in this Report for additional information.

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

MGE has financial gas and electric commodity contracts to hedge commodity price risk in the gas and electric utility segments. These contracts are primarily comprised of exchange-traded option and future contracts. MGE also holds FTRs, which are used to hedge the risk of increased transmission congestion charges. At June 30, 2017, the fair value of these instruments exceeded their cost basis by $1.3 million. Under the PGA clause and electric fuel rules, MGE may include in the costs of fuel (natural gas or power) the costs and benefits of the aforementioned fuel price risk management tools. Because these costs/benefits are recoverable, the related unrealized loss/gain has been deferred on the consolidated balance sheets as a regulatory asset/liability.

MGE has also entered into a purchased power agreement that provides MGE with firm capacity and energy that began on June 1, 2012, and ends on May 31, 2022. The agreement also allows MGE an option to extend the contract after that base term. The agreement is considered a derivative contract and is recognized at its fair value on the consolidated balance sheet. However, the derivative qualifies for regulatory deferral and is recognized with a corresponding regulatory asset or liability depending on whether the fair value is in a loss or gain position. The fair value of the contract at June 30, 2017, reflects a loss position of $46.6 million.

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

Additionally, if a counterparty were to default and MGE were to liquidate all contracts with that entity, MGE's credit loss would include the loss in value of mark-to-market contracts; the amount owed for settled transactions; and additional payments, if any, to settle unrealized losses on accrual contracts. As of June 30, 2017, no counterparties have defaulted.

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

Item 4. Controls and Procedures.

During the second quarter of 2017, each registrant's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to that registrant, including its subsidiaries, is accumulated and made known to that registrant's management, including these officers, by other employees of that registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, MGE Energy does not control or manage certain of its unconsolidated entities and thus, its access and ability to apply its procedures to those entities is more limited than is the case for its consolidated subsidiaries.

As of June 30, 2017, each registrant's principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective. Each registrant intends to strive continually to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

During the quarter ended June 30, 2017, there were no changes in either registrant's internal controls over financial reporting that materially affected, or are reasonably likely to affect materially, that registrant's internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

MGE Energy and MGE

MGE Energy and its subsidiaries, including MGE, from time to time are involved in various legal proceedings that are handled and defended in the ordinary course of business.

See Footnote 7.a. and 7.b. of Notes to Consolidated Financial Statements in this Report for more information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs*
April 1-30, 2017	17,858	$64.95	-	-
May 1-31, 2017	10,850	64.25	-	-
June 1-30, 2017	53,690	67.52	-	-
Total	82,398	$66.53	-	-

* Under MGE Energy's Stock Plan, common stock shares deliverable to plan participants may be either newly issued shares or shares purchased on the open market, as determined from time to time by MGE Energy. In June 2009, MGE Energy switched to using open market purchases to provide shares to meet obligations to participants in the Stock Plan. The shares are purchased on the open market through a securities broker-dealer and then are reissued under the Stock Plan as needed to meet share delivery requirements. The volume and timing of share repurchases in the open market depends upon the level of dividend reinvestment and optional share purchases being made from time to time by plan participants. As a result, there is no specified maximum number of shares to be repurchased and no specified termination date for the repurchases. All shares issued through the Stock Plan, whether newly issued or reissued following open market purchases, are issued and sold pursuant to a registration statement that was filed with the SEC and is currently effective.

Item 4. Mine Safety Disclosures.

Not applicable to MGE Energy and MGE.

Item 6. Exhibits.

12

Statement regarding computation of ratio of earnings to fixed charges for Madison Gas and Electric Company.

Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed by the following officers for the following companies:

31.1

Filed by Jeffrey M. Keebler for MGE Energy, Inc.

31.2

Filed by Jeffrey C. Newman for MGE Energy, Inc.

31.3

Filed by Jeffrey M. Keebler for Madison Gas and Electric Company

31.4

Filed by Jeffrey C. Newman for Madison Gas and Electric Company

Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) as to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed by the following officers for the following companies:

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

MGE ENERGY, INC.

Date: August 4, 2017	/s/ Jeffrey M. Keebler
Jeffrey M. Keebler President and Chief Executive Officer (Duly Authorized Officer)

Date: August 4, 2017	/s/ Jeffrey C. Newman
Jeffrey C. Newman Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Chief Financial and Accounting Officer)

Signatures - Madison Gas and Electric Company

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MADISON GAS AND ELECTRIC COMPANY

Date: August 4, 2017	/s/ Jeffrey M. Keebler
Jeffrey M. Keebler President and Chief Executive Officer (Duly Authorized Officer)

Date: August 4, 2017	/s/ Jeffrey C. Newman
Jeffrey C. Newman Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Chief Financial and Accounting Officer)

