Form 10-Q
period 2017-09-30
MGE ENERGY INC; MADISON GAS & ELECTRIC CO
filed 2017-11-03
CIK 1161728, 61339

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:

September 30, 2017

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

Number of Shares Outstanding of Each Class of Common Stock as of October 31, 2017
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

Item 1. Financial Statements.

MGE Energy, Inc.

Consolidated Statements of Income (unaudited)

(In thousands, except per-share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Operating Revenues:
Electric revenues	$120,761	$119,147	$321,540	$313,452
Gas revenues	18,778	17,570	101,285	92,368
Total Operating Revenues	139,539	136,717	422,825	405,820

Operating Expenses:
Fuel for electric generation	15,829	20,505	39,938	47,567
Purchased power	15,984	9,167	48,058	38,698
Cost of gas sold	5,094	4,314	50,109	43,247
Other operations and maintenance	41,529	40,146	128,143	123,839
Depreciation and amortization	13,372	11,212	39,606	33,358
Other general taxes	4,730	4,846	14,509	14,841
Total Operating Expenses	96,538	90,190	320,363	301,550
Operating Income	43,001	46,527	102,462	104,270

Other income, net	3,939	2,105	9,004	6,726
Interest expense, net	(4,727)	(5,038)	(14,507)	(14,995)
Income before income taxes	42,213	43,594	96,959	96,001
Income tax provision	(15,584)	(15,714)	(35,487)	(34,943)
Net Income	$26,629	$27,880	$61,472	$61,058

Earnings Per Share of Common Stock
(basic and diluted)	$0.77	$0.80	$1.77	$1.76

Dividends per share of common stock	$0.323	$0.308	$0.938	$0.898

Weighted Average Shares Outstanding
(basic and diluted)	34,668	34,668	34,668	34,668

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Comprehensive Income (unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net Income	$26,629	$27,880	$61,472	$61,058
Other comprehensive income, net of tax:
Unrealized gain (loss) on available-for-sale
securities, net of tax (($40) and ($8), and ($127) and
$96, respectively)	60	11	189	(143)
Comprehensive Income	$26,689	$27,891	$61,661	$60,915

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2017	2016
Operating Activities:
Net income	$61,472	$61,058
Items not affecting cash:
Depreciation and amortization	39,606	33,358
Deferred income taxes	4,810	15,041
Provision for doubtful receivables	650	583
Employee benefit plan cost	778	165
Equity earnings in ATC	(7,432)	(6,023)
Gain on sale of property	(1,581)	-
Other items	1,071	693
Changes in working capital items:
Decrease in current assets	18,161	33,740
Decrease in current liabilities	(17,615)	(3,147)
Dividends from ATC	6,142	4,214
Cash contributions to pension and other postretirement plans	(9,717)	(13,134)
Other noncurrent items, net	2,671	2,644
Cash Provided by Operating Activities	99,016	129,192

Investing Activities:
Capital expenditures	(66,286)	(62,273)
Capital contributions to investments	(6,863)	(2,036)
Proceeds from sale of property	2,399	-
Other	(364)	(310)
Cash Used for Investing Activities	(71,114)	(64,619)

Financing Activities:
Cash dividends paid on common stock	(32,502)	(31,115)
Repayment of long-term debt	(33,260)	(3,192)
Issuance of long-term debt	40,000	-
Proceeds from short-term debt	7,000	-
Other	(366)	(65)
Cash Used for Financing Activities	(19,128)	(34,372)

Change in cash and cash equivalents	8,774	30,201
Cash and cash equivalents at beginning of period	95,959	81,384
Cash and cash equivalents at end of period	$104,733	$111,585

Supplemental disclosures of cash flow information:
Significant noncash investing activities:
Accrued capital expenditures	$12,469	$10,603

The accompanying notes are an integral part of the unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Balance Sheets (unaudited)

(In thousands)

	September 30,	December 31,
ASSETS	2017	2016
Current Assets:
Cash and cash equivalents	$104,733	$95,959
Accounts receivable, less reserves of $2,950 and $3,017, respectively	38,129	39,887
Other accounts receivable, less reserves of $372 and $426, respectively	7,588	8,530
Unbilled revenues	21,764	29,846
Materials and supplies, at average cost	21,835	18,561
Fossil fuel, at average cost	10,017	9,757
Stored natural gas, at average cost	14,758	12,819
Prepaid taxes	12,406	26,636
Regulatory assets - current	7,377	6,414
Assets held for sale	6,707	14,813
Other current assets	10,043	12,293
Total Current Assets	255,357	275,515
Regulatory assets	146,006	158,485
Pension and other postretirement benefit asset	3,471	2,020
Other deferred assets and other	6,311	6,691
Property, Plant, and Equipment:
Property, plant, and equipment, net	1,270,124	1,245,269
Construction work in progress	42,276	36,790
Total Property, Plant, and Equipment	1,312,400	1,282,059
Investments	86,455	76,290
Total Assets	$1,810,000	$1,801,060

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$4,428	$4,333
Short-term debt	7,000	-
Accounts payable	31,519	47,799
Accrued interest and taxes	4,750	5,495
Accrued payroll related items	9,981	11,892
Regulatory liabilities - current	6,353	6,910
Derivative liabilities	8,288	7,620
Other current liabilities	12,263	19,456
Total Current Liabilities	84,582	103,505
Other Credits:
Deferred income taxes	389,179	383,813
Investment tax credit - deferred	885	947
Regulatory liabilities	28,253	22,173
Accrued pension and other postretirement benefits	65,616	74,347
Derivative liabilities	34,890	42,970
Other deferred liabilities and other	63,942	66,426
Total Other Credits	582,765	590,676
Capitalization:
Common shareholders' equity	753,247	724,088
Long-term debt	389,406	382,791
Total Capitalization	1,142,653	1,106,879
Commitments and contingencies (see Footnote 7)
Total Liabilities and Capitalization	$1,810,000	$1,801,060

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Common Equity (unaudited)

(In thousands, except per-share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income/(Loss)	Total
2016
Beginning balance - December 31, 2015	34,668	$34,668	$316,268	$339,165	$357	$690,458
Net income				61,058		61,058
Other comprehensive loss					(143)	(143)
Common stock dividends declared
($0.898 per share)				(31,115)		(31,115)
Ending balance - September 30, 2016	34,668	$34,668	$316,268	$369,108	$214	$720,258

2017
Beginning balance - December 31, 2016	34,668	$34,668	$316,268	$372,950	$202	$724,088
Net income				61,472		61,472
Other comprehensive income					189	189
Common stock dividends declared
($0.938 per share)				(32,502)		(32,502)
Ending balance - September 30, 2017	34,668	$34,668	$316,268	$401,920	$391	$753,247

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Income (unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Operating Revenues:
Electric revenues	$120,760	$119,152	$321,543	$313,470
Gas revenues	18,779	17,576	101,294	92,390
Total Operating Revenues	139,539	136,728	422,837	405,860

Operating Expenses:
Fuel for electric generation	15,828	20,507	39,939	47,574
Purchased power	15,985	9,171	48,061	38,709
Cost of gas sold	5,094	4,320	50,117	43,269
Other operations and maintenance	41,327	40,003	127,355	123,117
Depreciation and amortization	13,372	11,212	39,606	33,334
Other general taxes	4,730	4,846	14,509	14,841
Income tax provision	14,059	14,934	32,080	32,488
Total Operating Expenses	110,395	104,993	351,667	333,332
Operating Income	29,144	31,735	71,170	72,528

Other Income and Deductions:
AFUDC - equity funds	310	253	875	777
Equity earnings in MGE Transco	-	1,451	-	5,451
Income tax provision	(663)	(606)	(754)	(2,315)
Other expense, net	1,488	(62)	1,301	(298)
Total Other Income and Deductions	1,135	1,036	1,422	3,615
Income before interest expense	30,279	32,771	72,592	76,143

Interest Expense:
Interest on long-term debt	4,995	5,079	15,051	15,284
Other interest, net	54	112	150	163
AFUDC - borrowed funds	(123)	(82)	(295)	(253)
Net Interest Expense	4,926	5,109	14,906	15,194
Net Income	$25,353	$27,662	$57,686	$60,949
Less: Net Income Attributable to Noncontrolling
Interest, net of tax	(5,439)	(5,695)	(16,224)	(17,899)
Net Income Attributable to MGE	$19,914	$21,967	$41,462	$43,050

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Comprehensive Income (unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net Income	$25,353	$27,662	$57,686	$60,949
Other comprehensive income, net of tax:
Unrealized (loss) gain on available-for-sale
securities, net of tax ($5 and ($5), and $26 and
$21, respectively)	(7)	8	(38)	(31)
Comprehensive Income	$25,346	$27,670	$57,648	$60,918
Less: Comprehensive Income Attributable to
Noncontrolling Interest, net of tax	(5,439)	(5,695)	(16,224)	(17,899)
Comprehensive Income Attributable to MGE	$19,907	$21,975	$41,424	$43,019

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2017	2016
Operating Activities:
Net income	$57,686	$60,949
Items not affecting cash:
Depreciation and amortization	39,606	33,334
Deferred income taxes	2,255	13,997
Provision for doubtful receivables	650	583
Employee benefit plan cost	778	165
Equity earnings in MGE Transco	-	(5,451)
Gain on sale of property	(1,581)	-
Other items	1,344	1,056
Changes in working capital items:
Decrease in current assets	17,536	32,557
Decrease in current liabilities	(16,670)	(1,783)
Dividends from MGE Transco	-	4,214
Cash contributions to pension and other postretirement plans	(9,717)	(13,134)
Other noncurrent items, net	2,479	2,472
Cash Provided by Operating Activities	94,366	128,959

Investing Activities:
Capital expenditures	(66,286)	(62,273)
Capital contributions to investments	-	(1,598)
Proceeds from sale of property	1,751	-
Other	(570)	(536)
Cash Used for Investing Activities	(65,105)	(64,407)

Financing Activities:
Cash dividends paid to parent by MGE	(35,000)	(40,000)
Distributions to parent from noncontrolling interest	(16,500)	(18,113)
Equity contribution received from noncontrolling interest	-	1,598
Repayment of long-term debt	(33,260)	(3,192)
Issuance of long-term debt	40,000	-
Proceeds from short-term debt	7,000	-
Other	(315)	(47)
Cash Used for Financing Activities	(38,075)	(59,754)

Change in cash and cash equivalents	(8,814)	4,798
Cash and cash equivalents at beginning of period	10,768	26,760
Cash and cash equivalents at end of period	$1,954	$31,558

Supplemental disclosures of cash flow information:
Significant noncash investing activities:
Accrued capital expenditures	$12,469	$10,603

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Balance Sheets (unaudited)

(In thousands)

	September 30,	December 31,
ASSETS	2017	2016
Current Assets:
Cash and cash equivalents	$1,954	$10,768
Accounts receivable, less reserves of $2,950 and $3,017, respectively	38,129	39,887
Affiliate receivables	683	539
Other accounts receivable, less reserves of $372 and $426, respectively	7,529	6,363
Unbilled revenues	21,764	29,846
Materials and supplies, at average cost	21,835	18,561
Fossil fuel, at average cost	10,017	9,757
Stored natural gas, at average cost	14,758	12,819
Prepaid taxes	12,524	25,798
Regulatory assets - current	7,377	6,414
Assets held for sale	6,707	14,813
Other current assets	10,010	12,268
Total Current Assets	153,287	187,833
Affiliate receivable long-term	3,839	4,236
Regulatory assets	146,006	158,485
Pension and other postretirement benefit asset	3,471	2,020
Other deferred assets and other	4,066	4,353
Property, Plant, and Equipment:
Property, plant, and equipment, net	1,270,153	1,244,648
Construction work in progress	42,276	36,790
Total Property, Plant, and Equipment	1,312,429	1,281,438
Investments	423	487
Total Assets	$1,623,521	$1,638,852

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$4,428	$4,333
Short-term debt	7,000	-
Accounts payable	31,508	47,790
Accrued interest and taxes	5,717	5,440
Accrued payroll related items	9,981	11,892
Regulatory liabilities - current	6,353	6,910
Derivative liabilities	8,288	7,620
Other current liabilities	12,079	19,347
Total Current Liabilities	85,354	103,332
Other Credits:
Deferred income taxes	346,278	343,117
Investment tax credit - deferred	885	947
Regulatory liabilities	28,253	22,173
Accrued pension and other postretirement benefits	65,616	74,347
Derivative liabilities	34,890	42,970
Other deferred liabilities and other	63,942	66,426
Total Other Credits	539,864	549,980
Capitalization:
Common shareholder's equity	493,508	487,084
Noncontrolling interest	115,389	115,665
Total Equity	608,897	602,749
Long-term debt	389,406	382,791
Total Capitalization	998,303	985,540
Commitments and contingencies (see Footnote 7)
Total Liabilities and Capitalization	$1,623,521	$1,638,852

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Common Equity (unaudited)

(In thousands)

					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling
	Shares	Value	Capital	Earnings	Income/(Loss)	Interest	Total
2016
Beginning balance - Dec. 31, 2015	17,348	$17,348	$192,417	$291,888	$23	$140,308	$641,984
Net income				43,050		17,899	60,949
Other comprehensive loss					(31)		(31)
Cash dividends paid to parent
by MGE				(40,000)			(40,000)
Equity contribution received from
noncontrolling interest						1,598	1,598
Distributions to parent from
noncontrolling interest						(18,113)	(18,113)
Deconsolidation of
noncontrolling interest						(25,486)	(25,486)
Ending balance - September 30, 2016	17,348	$17,348	$192,417	$294,938	$(8)	$116,206	$620,901

2017
Beginning balance - Dec. 31, 2016	17,348	$17,348	$192,417	$277,300	$19	$115,665	$602,749
Net income				41,462		16,224	57,686
Other comprehensive loss					(38)		(38)
Cash dividends paid to parent
by MGE				(35,000)			(35,000)
Distributions to parent from
noncontrolling interest						(16,500)	(16,500)
Ending balance - September 30, 2017	17,348	$17,348	$192,417	$283,762	$(19)	$115,389	$608,897

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc., and Madison Gas and Electric Company

Notes to Consolidated Financial Statements (unaudited)

September 30, 2017

1.

Basis of Presentation - MGE Energy and MGE.

This report is a combined report of MGE Energy and MGE. References in this report to "MGE Energy" are to MGE Energy, Inc. and its subsidiaries. References in this report to "MGE" are to Madison Gas and Electric Company.

MGE Power Elm Road and MGE Power West Campus own electric generating assets and lease those assets to MGE. Both entities are variable interest entities under applicable authoritative accounting guidance. MGE is considered the primary beneficiary of these entities as a result of contractual agreements. As a result, MGE has consolidated MGE Power Elm Road and MGE Power West Campus. See Footnote 2 of Notes to Consolidated Financial Statements under Item 8, Financial Statements and Supplementary Data, of MGE Energy's and MGE's 2016 Annual Report on Form 10-K (the 2016 Annual Report on Form 10-K).

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

The accompanying consolidated financial statements as of September 30, 2017, and for the three and nine months ended, are unaudited, but include all adjustments that MGE Energy and MGE management consider necessary for a fair statement of their respective financial statements. All adjustments are of a normal, recurring nature except as otherwise disclosed. The year-end consolidated balance sheet information was derived from the audited balance sheet appearing in the 2016 Annual Report on Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These notes should be read in conjunction with the financial statements and the notes on pages 54 through 104 of the 2016 Annual Report on Form 10-K.

2.

Equity and Financing Arrangements - MGE Energy.

a.

Common Stock.

MGE Energy sells shares of its common stock through its Stock Plan. Those shares may be newly issued shares or shares that MGE Energy has purchased in the open market for resale to participants in the Stock Plan. All sales under the Stock Plan are covered by a shelf registration statement that MGE Energy filed with the SEC. For both the three and nine months ended September 30, 2017 and 2016, MGE Energy did not issue any new shares of common stock under the Stock Plan.

b.

Dilutive Shares Calculation.

MGE Energy does not have any stock option or stock award programs or any dilutive securities.

c.

Long-term Debt - MGE Energy and MGE.

On January 13, 2017, MGE issued $40 million of 3.76% senior unsecured notes due January 15, 2052. MGE used the net proceeds from the sale of senior notes to refinance $30 million of medium-term notes, which matured in January 2017, and assist with the financing of additional capital expenditures. The long-term debt carries an interest rate of 3.76% per annum over its 35-year term. The covenants of this debt are substantially consistent with MGE's existing unsecured long-term debt.

On October 2, 2017, MGE issued $30 million of 3.11% senior unsecured notes due October 1, 2027. MGE will use the net proceeds from the sale of senior notes to cover capital expenditures and other corporate obligations. The long-term debt carries an interest rate of 3.11% per annum over its 10-year term. The covenants of this debt are substantially consistent with MGE's existing unsecured long-term debt.

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

MGE Transco and MGEE Transco have accounted for their investment in ATC and ATC Holdco, respectively, under the equity method of accounting. Equity earnings from investments are recorded as "Other income" on MGE Energy's consolidated statements of income. For the three and nine months ended September 30, 2017 and 2016, MGE Transco recorded the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2017	2016	2017	2016
Equity earnings from investment in ATC	$2,338	$2,023	$7,432	$6,023
Dividends from ATC(a)	2,070	1,486	4,070	4,214
Capital contributions to ATC	710	888	3,018	1,598

(a)

As of December 31, 2016, MGE Transco recorded a $2.1 million receivable from ATC for a cash dividend received in January 2017.

ATC Holdco's activities commenced in late December 2016 and had an immaterial impact on results of operations, cash flows, and financial condition.

At September 30, 2017, and December 31, 2016, MGE Transco held a 3.6% ownership interest in ATC. At September 30, 2017, and December 31, 2016, MGEE Transco held a 4.4% and 4.0% ownership interest in ATC Holdco, respectively.

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

ATC's summarized financial data for the three and nine months ended September 30, 2017 and 2016, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2017	2016	2017	2016
Operating revenues	$171,123	$158,126	$522,402	$476,591
Operating expenses	(85,063)	(80,271)	(250,116)	(241,034)
Other income, net	796	1,128	1,615	2,563
Interest expense, net	(28,273)	(24,624)	(81,188)	(73,714)
Earnings before members' income taxes	$58,583	$54,359	$192,713	$164,406

MGE receives transmission and other related services from ATC. During the three and nine months ended September 30, 2017, MGE recorded $7.3 million and $21.9 million, respectively, for transmission services received compared to $7.4 million and $22.1 million for the comparable periods in 2016. MGE also provides a variety of operational, maintenance, and project management services for ATC, which is reimbursed by ATC. As of September 30, 2017, and December 31, 2016, MGE had a receivable due from ATC of $0.1 million.

15

4.

Taxes - MGE Energy and MGE.

MGE Energy's effective income tax rate for the three months ended September 30, 2017 and 2016, was 36.9% and 36.1%, respectively. MGE's effective income tax rate for the three months ended September 30, 2017 and 2016, was 36.7% and 36.0%, respectively. For both MGE Energy and MGE, the increase in the effective tax rate is due in part to lower estimated federal tax credits.

MGE Energy's effective income tax rate for the nine months ended September 30, 2017 and 2016, was 36.6% and 36.4%, respectively. MGE's effective income tax rate for the nine months ended September 30, 2017 and 2016, was 36.3% and 36.4%, respectively.

5.

Pension and Other Postretirement Plans - MGE Energy and MGE.

MGE maintains qualified and nonqualified pension plans, health care, and life insurance benefits. Additionally, MGE has defined contribution 401(k) benefit plans.

The following table presents the components of net periodic benefit costs recognized for the three and nine months ended September 30, 2017 and 2016. A portion of the net periodic benefit cost is capitalized within the consolidated balance sheets.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2017	2016	2017	2016
Pension Benefits
Components of net periodic benefit cost:
Service cost	$1,351	$1,413	$4,043	$4,358
Interest cost	3,168	3,161	9,481	9,744
Expected return on assets	(5,762)	(5,724)	(17,244)	(17,646)
Amortization of:
Prior service (credit) cost	(4)	3	(12)	8
Actuarial loss	1,594	1,388	4,769	4,278
Net periodic benefit cost	$347	$241	$1,037	$742

Postretirement Benefits
Components of net periodic benefit cost:
Service cost	$315	$361	$944	$1,084
Interest cost	678	753	2,034	2,258
Expected return on assets	(722)	(787)	(2,165)	(2,360)
Amortization of:
Transition obligation	1	1	2	3
Prior service credit	(667)	(744)	(2,001)	(2,233)
Actuarial loss	190	178	570	533
Net periodic benefit credit	$(205)	$(238)	$(616)	$(715)

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

In January 2017, 4,032 units were granted under the Director Incentive Plan and are subject to a three-year graded vesting schedule. In March 2017, 14,704 units were granted under the Performance Unit Plan and are subject to a five-year graded vesting schedule. On the grant date, MGE Energy and MGE measure the cost of the director or employee services received in exchange for a performance unit award based on the current market value of MGE Energy common stock. The fair value of the awards is re-measured quarterly, including at September 30, 2017, as required by applicable accounting standards. Changes in fair value as well as the original grant are recognized as compensation cost. Since this amount is re-measured throughout the vesting period, the compensation cost is subject to variability.

For nonretirement eligible employees under the Performance Unit Plan, stock based compensation costs are accrued and recognized using the graded vesting method. Compensation cost for retirement eligible employees or employees that will become retirement eligible during the vesting schedule are recognized on an abridged horizon.

During the three and nine months ended September 30, 2017, MGE recorded $0.3 million and $1.0 million, respectively, in compensation expense as a result of awards under the plans compared to $0.2 million and $2.0 million for the comparable periods in 2016. In January 2017, cash payments of $2.0 million were distributed according to the terms of the awards granted earlier under the plans that had reached their payment dates. No forfeitures of units occurred during the three and nine months ended September 30, 2017 and 2016. At September 30, 2017, $5.1 million of outstanding awards are vested, and of this amount, no cash settlements have occurred.

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

•

Greenhouse Gas (GHG) reduction guidelines and approval criteria established under the Clean Air Act for states to use in developing plans to control GHG emissions from existing fossil fuel-fired electric generating units (EGUs) and systems (the Clean Power Plan, or CPP). Implementation of the rule is expected to have a direct impact on existing coal and natural gas fired generating units, including possible changes in dispatch and additional operating costs. In May 2017, the EPA requested the U.S. Court of Appeals for the D.C. Circuit to put on hold, indefinitely, any ongoing challenges to the rules while the EPA reviews the rule and undertakes any potential rulemaking. In October 2017, the EPA published a proposed rule announcing the EPA's intention to repeal the CPP and has sought public comment on whether to replace the rule, and if so how. Given the pending legal proceedings, and the EPA's recent proposal, the nature and timing of any final requirements to control GHG emissions from existing fossil fuel-fired EGUs is subject to uncertainty. If a rule is implemented substantially in its present form, it is expected to have a material impact on MGE. MGE will continue to monitor developments with this proposed rule.

•

Federal and state air quality regulations impose restrictions on various emissions including emissions of sulfur dioxide (SO2), nitrogen dioxide (NO2), and other pollutants, and may require permits for operation of emission sources.

•

The EPA's rule to regulate ambient levels of a pollutant through the Ozone National Ambient Air Quality Standards (NAAQS). The State of Wisconsin has joined a lawsuit filed by several states challenging the EPA's new ozone standard, alleging that the new standard is not attainable and the EPA is not properly considering background levels in setting its ozone attainment levels. Oral arguments in this case were delayed following a request by the EPA. The EPA missed its regulatory deadline to designate areas as attainment or nonattainment under the 2015 standard. MGE will continue to monitor the EPA's progress on attainment designations to assess potential impacts at our facilities, particularly our Elm Road Units.

•

Rules regulating nitrogen oxide (NOx) and SO2 emissions, including the Cross State Air Pollution Rule (CSAPR) and Clean Air Visibility Rule (CAVR). At this time, regulatory obligations, compliance strategies, and costs remain uncertain due to uncertainties surrounding the ongoing implementation of Phase II of CSAPR and the continued legal challenges surrounding CSAPR and CAVR.

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

The matters in the bullet points above are discussed further in Footnote 17.c. in the Financial Statements of the 2016 Annual Report on Form 10-K.

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

Purchase Contracts - MGE Energy and MGE.

MGE has entered into various commodity supply, transportation, and storage contracts to meet its obligation to deliver electricity and natural gas to customers. Management expects to recover these costs in future customer rates. As of September 30, 2017, the future commitments related to these purchase contracts were as follows:

(In thousands)	2017	2018	2019	2020	2021	Thereafter
Coal(a)	$6,402	$19,685	$13,497	$3,445	$-	$-
Natural gas
Transportation & storage(b)	6,073	20,839	19,680	15,423	8,660	24,373
Supply(c)	11,243	11,817	-	-	-	-
	$23,718	$52,341	$33,177	$18,868	$8,660	$24,373

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

d.

Other Commitments - MGE Energy.

In May 2017, MGE Energy entered into a subscription agreement to invest in a nonpublic venture capital fund. From time to time, this entity will require capital infusions from its investors. MGE Energy has committed to contribute $5 million in capital for such infusions. The timing of these infusions is dependent on the needs of the investee and is therefore uncertain at this time.

18

8.

Rate Matters - MGE Energy and MGE.

a.

Rate Proceedings.

In December 2016, the PSCW authorized MGE, effective January 1, 2017, to decrease 2017 rates for retail electric customers by 0.8% or $3.3 million on an annual basis and to increase rates for retail gas customers by 1.9% or $3.1 million on an annual basis. The decrease in retail electric rates is attributable to declining fuel and purchased power costs. The increase in retail gas rates covers costs associated with MGE's natural gas system infrastructure improvements. The authorized return on common stock equity for 2017 is 9.8% based on a capital structure consisting of 57.2% common equity. The PSCW also approved MGE's request to extend the current accounting treatment for transmission related costs through 2018. This accounting treatment allows MGE to reflect any differential between transmission costs reflected in rates and actual costs incurred in its next rate case filing.

In July 2015, the PSCW approved MGE's request to extend the current accounting treatment for transmission related costs through 2016, conditioned upon MGE not filing a base rate case for 2016. MGE did not file a base rate case for 2016.

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

As of September 30, 2017, MGE has deferred $3.3 million of 2017 fuel savings. The 2017 fuel savings will be subject to the PSCW's annual review of 2017 fuel costs, expected to be completed in 2018.

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

b.

Notional Amounts.

The gross notional volume of open derivatives is as follows:

	September 30, 2017	December 31, 2016
Commodity derivative contracts	634,605 MWh	393,395 MWh
Commodity derivative contracts	7,924,500 Dth	4,195,000 Dth
FTRs	3,552 MW	2,251 MW
PPA	2,800 MW	3,250 MW

c.

Financial Statement Presentation.

MGE purchases and sells exchange-traded and over-the-counter options, swaps, and future contracts. These arrangements are primarily entered into to help stabilize the price risk associated with gas or power purchases. These transactions are employed by both MGE's gas and electric segments. Additionally, as a result of the firm transmission agreements that MGE holds on electricity transmission paths in the MISO market, MGE holds FTRs. An FTR is a financial instrument that entitles the holder to a stream of revenues or charges based on the differences in hourly day-ahead energy prices between two points on the transmission grid. The fair values of these instruments are offset with a corresponding regulatory asset/liability depending on whether they are in a net loss/gain position. Depending on the nature of the instrument, the gain or loss associated with these transactions will be reflected as cost of gas sold, fuel for electric generation, or purchased power expense in the delivery month applicable to the instrument. At September 30, 2017, and December 31, 2016, the fair value of exchange traded derivatives and FTRs exceeded their cost basis by $0.9 million and $1.3 million, respectively.

MGE is a party to a purchased power agreement that provides MGE with firm capacity and energy during a base term from June 1, 2012, through May 31, 2022. The agreement also allows MGE an option to extend the contract after the base term. The agreement is accounted for as a derivative contract and is recognized at its fair value on the consolidated balance sheets. However, the derivative qualifies for regulatory deferral and is recognized with a corresponding regulatory asset or liability depending on whether the fair value is in a loss or gain position. The fair value of the contract at September 30, 2017, and December 31, 2016, reflects a loss position of $43.1 million and $50.6 million, respectively. The actual cost will be recognized in purchased power expense in the month of purchase.

The following table summarizes the fair value of the derivative instruments on the consolidated balance sheets. All derivative instruments in this table are presented on a gross basis and are calculated prior to the netting of instruments with the same counterparty under a master netting agreement as well as the netting of collateral. For financial statement purposes, instruments are netted with the same counterparty under a master netting agreement as well as the netting of collateral. As of September 30, 2017, and December 31, 2016, the receivable – margin account balance of $1.5 million and $1.3 million, respectively, is shown net of any collateral posted against derivative positions.

	Derivative	Derivative
(In thousands)	Assets	Liabilities	Balance Sheet Location
September 30, 2017
Commodity derivative contracts(a)	$857	$560	Other current assets(b)
Commodity derivative contracts(a)	112	122	Other deferred charges
FTRs	567	-	Other current assets
PPA	N/A	8,240	Derivative liability (current)
PPA	N/A	34,890	Derivative liability (long-term)

December 31, 2016
Commodity derivative contracts(a)	$1,227	$164	Other current assets
Commodity derivative contracts(a)	157	54	Other deferred charges
FTRs	143	-	Other current assets
PPA	N/A	7,620	Derivative liability (current)
PPA	N/A	42,970	Derivative liability (long-term)

(a)

As of September 30, 2017, and December 31, 2016, no collateral was posted against and netted with derivative liability positions on the consolidated balance sheets.

(b)

As of September 30, 2017, $0.1 million was presented as current derivative liabilities on the consolidated balance sheets.

The following tables show the effect of netting arrangements for recognized derivative assets and liabilities that are subject to a master netting arrangement or similar arrangement on the consolidated balance sheets.

Offsetting of Derivative Assets
(In thousands)	Gross Amounts	Gross Amounts Offset in Balance Sheets	Collateral Posted Against Derivative Positions	Net Amount Presented in Balance Sheets
September 30, 2017
Commodity derivative contracts	$969	$(634)	$-	$335
FTRs	567	-	-	567

December 31, 2016
Commodity derivative contracts	$1,384	$(218)	$-	$1,166
FTRs	143	-	-	143

Offsetting of Derivative Liabilities
(In thousands)	Gross Amounts	Gross Amounts Offset in Balance Sheets	Collateral Posted Against Derivative Positions	Net Amount Presented in Balance Sheets
September 30, 2017
Commodity derivative contracts	$682	$(634)	$-	$48
PPA	43,130	-	-	43,130

December 31, 2016
Commodity derivative contracts	$218	$(218)	$-	$-
PPA	50,590	-	-	50,590

The following tables summarize the unrealized and realized gains (losses) related to the derivative instruments on the consolidated balance sheets at September 30, 2017 and 2016, and the consolidated income statements for the three and nine months ended September 30, 2017 and 2016.

	2017		2016
(In thousands)	Current and Long-Term Regulatory Asset	Other Current Assets	Current and Long-Term Regulatory Asset	Other Current Assets
Three Months Ended September 30:
Balance at July 1,	$45,316	$618	$50,521	$659
Unrealized gain	(1,277)	-	(663)	-
Realized (loss) gain reclassified to a deferred account	(313)	313	17	(17)
Realized (loss) gain reclassified to income statement	(1,450)	(57)	(304)	46
Balance at September 30,	$42,276	$874	$49,571	$688

Nine Months Ended September 30:
Balance at January 1,	$49,281	$230	$54,082	$1,208
Unrealized (gain) loss	(3,698)	-	1,128	-
Realized (loss) gain reclassified to a deferred account	(935)	935	(1,417)	1,417
Realized loss reclassified to income statement	(2,372)	(291)	(4,222)	(1,937)
Balance at September 30,	$42,276	$874	$49,571	$688

	Realized Losses (Gains)
	2017		2016
(In thousands)	Fuel for Electric Generation/ Purchased Power	Cost of Gas Sold	Fuel for Electric Generation/ Purchased Power	Cost of Gas Sold
Three Months Ended September 30:
Commodity derivative contracts	$362	$18	$45	$-
FTRs	(224)	-	(703)	-
PPA	1,351	-	916	-

Nine Months Ended September 30:
Commodity derivative contracts	$764	$227	$1,469	$1,814
FTRs	(1,349)	-	(635)	-
PPA	3,021	-	3,511	-

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

The PPA has a provision that may require MGE to post collateral if MGE's debt rating falls below investment grade (i.e., below BBB-). The amount of collateral that it may be required to post varies from $20.0 million to $40.0 million, depending on MGE's nominated capacity amount. As of September 30, 2017, no collateral is required to be, or has been, posted. Certain counterparties extend MGE a credit limit. If MGE exceeds these limits, the counterparties may require collateral to be posted. As of September 30, 2017, certain counterparties were in a net liability position of less than $0.1 million. As of December 31, 2016, no counterparties were in a net liability position.

Nonperformance of counterparties to the non-exchange traded derivatives could expose MGE to credit loss. However, MGE enters into transactions only with companies that meet or exceed strict credit guidelines, and it monitors these counterparties on an ongoing basis to mitigate nonperformance risk in its portfolio. As of September 30, 2017, no counterparties have defaulted.

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

Fair Value of Financial Assets and Liabilities Recorded at the Carrying Amount.

At September 30, 2017, and December 31, 2016, the carrying amount of cash, cash equivalents, and outstanding commercial paper approximates fair market value due to the short maturity of those investments and obligations. The estimated fair market value of long-term debt is based on quoted market prices for similar financial instruments at September 30, 2017, and December 31, 2016. Since long-term debt is not traded in an active market, it is classified as Level 2. The estimated fair market values of financial instruments are as follows:

	September 30, 2017		December 31, 2016
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
MGE Energy
Assets:
Cash and cash equivalents	$104,733	$104,733	$95,959	$95,959
Liabilities:
Short-term debt - commercial paper	7,000	7,000	-	-
Long-term debt(a)	397,981	444,195	391,242	430,122

MGE
Assets:
Cash and cash equivalents	$1,954	$1,954	$10,768	$10,768
Liabilities:
Short-term debt - commercial paper	7,000	7,000	-	-
Long-term debt(a)	397,981	444,195	391,242	430,122

(a) Includes long-term debt due within one year. Excludes debt issuance costs and unamortized discount of
$4.1 million at September 30, 2017, and December 31, 2016.

b.

Recurring Fair Value Measurements.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis.

	Fair Value as of September 30, 2017
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Derivatives	$1,536	$673	$-	$863
Exchange-traded investments	816	816	-	-
Total Assets	$2,352	$1,489	$-	$863
Liabilities:
Derivatives	$43,812	$190	$-	$43,622
Deferred compensation	3,150	-	3,150	-
Total Liabilities	$46,962	$190	$3,150	$43,622

MGE
Assets:
Derivatives	$1,536	$673	$-	$863
Exchange-traded investments	78	78	-	-
Total Assets	$1,614	$751	$-	$863
Liabilities:
Derivatives	$43,812	$190	$-	$43,622
Deferred compensation	3,150	-	3,150	-
Total Liabilities	$46,962	$190	$3,150	$43,622

	Fair Value as of December 31, 2016
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Derivatives	$1,527	$1,041	$-	$486
Exchange-traded investments	500	500	-	-
Total Assets	$2,027	$1,541	$-	$486
Liabilities:
Derivatives	$50,808	$16	$-	$50,792
Deferred compensation	3,039	-	3,039	-
Total Liabilities	$53,847	$16	$3,039	$50,792

MGE
Assets:
Derivatives	$1,527	$1,041	$-	$486
Exchange-traded investments	143	143	-	-
Total Assets	$1,670	$1,184	$-	$486
Liabilities:
Derivatives	$50,808	$16	$-	$50,792
Deferred compensation	3,039	-	3,039	-
Total Liabilities	$53,847	$16	$3,039	$50,792

No transfers were made in or out of Level 1 or Level 2 for the nine months ended September 30, 2017.

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

The following table presents the significant unobservable inputs used in the pricing model.

	Model Input
Significant Unobservable Inputs	September 30, 2017	December 31, 2016
Basis adjustment:
On peak	92.4%	91.9%
Off peak	94.2%	93.4%
Counterparty fuel mix:
Internal generation	55% - 75%	55% - 75%
Purchased power	45% - 25%	45% - 25%

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

The following table summarizes the changes in Level 3 commodity derivative assets and liabilities measured at fair value on a recurring basis.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2017	2016	2017	2016
Beginning balance	$(45,605)	$(51,883)	$(50,305)	$(53,501)
Realized and unrealized gains (losses):
Included in regulatory liabilities	2,846	1,455	7,547	3,073
Included in other comprehensive income	-	-	-	-
Included in earnings	(1,478)	(278)	(2,614)	(4,250)
Included in current assets	(14)	-	(111)	-
Purchases	6,299	5,814	18,481	16,751
Sales	-	-	-	-
Issuances	-	-	-	-
Settlements	(4,807)	(5,537)	(15,757)	(12,502)
Transfers in and/or out of Level 3	-	-	-	-
Balance as of September 30,	$(42,759)	$(50,429)	$(42,759)	$(50,429)
Total gains (losses) included in earnings attributed to
the change in unrealized gains (losses) related to
assets and liabilities held at September 30,(b)	$-	$-	$-	$-

The following table presents total realized and unrealized losses included in income for Level 3 assets and liabilities measured at fair value on a recurring basis (b).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2017	2016	2017	2016
Purchased Power Expense	$(1,460)	$(278)	$(2,377)	$(4,250)
Cost of Gas Sold Expense	(18)	-	(237)	-
Total	$(1,478)	$(278)	$(2,614)	$(4,250)

(b)

MGE's exchange-traded derivative contracts, over-the-counter party transactions, purchased power agreement, and FTRs are subject to regulatory deferral. These derivatives are therefore marked to fair value and are offset in the financial statements with a corresponding regulatory asset or liability.

25

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

During three and nine months ended September 30, 2017, MGE accrued $1.6 million and $6.7 million, respectively, of 2017 capital expenditures that MGE has forgone subject to the ownership transfer agreement. As of September 30, 2017, MGE classified $6.7 million of Columbia assets as held-for-sale on the consolidated balance sheets. The assets recognized as held-for-sale are subject to a partial sale of plant assets to WPL, expected to occur in January 2018.

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

b.

Financial Instruments.

In January 2016, the FASB issued authoritative guidance within the Codification's Financial Instruments topic that provides guidance on the recognition and measurement of financial instruments. This authoritative guidance will become effective January 1, 2018, and will require equity investments to be measured at fair value with changes in fair value recognized in net income rather than in other comprehensive income. As a result of this guidance, MGE Energy and MGE will no longer have any other comprehensive income related to equity investments. This standard will be applied using a modified retrospective approach, with a cumulative effect adjustment recorded to opening retained earnings as of the beginning of all prior periods presented. As of September 30, 2017, MGE Energy had $0.4 million and MGE had less than $0.1 million of accumulated other comprehensive income related to equity investments within the scope of this standard.

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

d.

Restricted Cash.

In November 2016, the FASB issued authoritative guidance within the Codification's Statement of Cash Flows topic that provides guidance on the classification and presentation of changes in restricted cash within the statement of cash flows. The new standard was issued to eliminate a current diversity in practice for the accounting treatment of restricted cash. Under the new guidance, reporting entities will be required to explain the changes in the total of restricted and unrestricted cash and cash equivalents when reconciling the beginning and ending balances on the statement of cash flows. Prior to the authoritative guidance, changes in restricted cash were presented as either cash flows from operating, investing, or financing activities within the statement of cash flows, as appropriate based on the nature of the restriction. Also under the new standard, reporting entities will be required to provide a reconciliation from the balance sheet to the statement of cash flows and disclose the nature of the restrictions of cash. This authoritative guidance will become effective January 1, 2018. Upon the effective date, MGE Energy and MGE will change the presentation of restricted cash to reflect this change in accounting guidance. MGE Energy and MGE will also retrospectively apply the guidance to all prior periods presented. As of September 30, 2017, and December 31, 2016, MGE Energy and MGE had $4.5 million and $5.1 million, respectively, of restricted cash classified within other current assets on the consolidated balance sheets.

e.

Pension and Other Postretirement Benefits.

In March 2017, the FASB issued authoritative guidance within the Compensation – Retirement Benefits topic that provides guidance on the presentation of net periodic pension cost and net periodic postretirement benefit cost (together, net benefit cost). This authoritative guidance will become effective January 1, 2018. Under the new guidance, the service cost component of net benefit cost is required to be recorded in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside of income from operations. A practical expedient within the standard permits an employer to use the amounts disclosed in its pension and other postretirement benefit plan footnote for prior comparative periods as the estimation basis for applying the retrospective presentation requirements. MGE Energy and MGE have elected to apply the practical expedient. Operating income will decrease and other income will increase $6.6 million and $5.0 million for the years ended December 31, 2016 and 2015, respectively. The standard also only allows the service cost component to be eligible for capitalization prospectively from the effective date of the pronouncement (whereas under current GAAP, all components of net benefit cost are eligible for capitalization). MGE Energy and MGE are currently evaluating the impact of how the change in components of net benefit cost eligible for capitalization will affect our financial statements.

13.

Segment Information - MGE Energy and MGE.

MGE Energy operates in the following business segments: electric utility, gas utility, nonregulated energy, transmission investment, and all other. See the 2016 Annual Report on Form 10-K for additional discussion of each of these segments.

The following tables show segment information for MGE Energy's operations for the indicated periods:

(In thousands) MGE Energy	Electric	Gas	Nonregulated Energy	Transmission Investment	All Others	Consolidation/ Elimination Entries	Consolidated Total
Three Months Ended September 30, 2017
Operating revenues	$120,649	$18,778	$112	$-	$-	$-	$139,539
Interdepartmental revenues	(110)	3,892	11,130	-	-	(14,912)	-
Total operating revenues	120,539	22,670	11,242	-	-	(14,912)	139,539
Depreciation and amortization	(9,256)	(2,258)	(1,858)	-	-	-	(13,372)
Other operating expenses	(78,886)	(18,940)	(50)	(9)	(193)	14,912	(83,166)
Operating income (loss)	32,397	1,472	9,334	(9)	(193)	-	43,001
Other income (deductions), net	1,440	358	-	2,258	(117)	-	3,939
Interest (expense) income, net	(2,760)	(795)	(1,371)	-	199	-	(4,727)
Income (loss) before taxes	31,077	1,035	7,963	2,249	(111)	-	42,213
Income tax (provision) benefit	(11,175)	(351)	(3,196)	(906)	44	-	(15,584)
Net income (loss)	$19,902	$684	$4,767	$1,343	$(67)	$-	$26,629

Three Months Ended September 30, 2016
Operating revenues	$118,933	$17,570	$214	$-	$-	$-	$136,717
Interdepartmental revenues	459	6,040	10,998	-	-	(17,497)	-
Total operating revenues	119,392	23,610	11,212	-	-	(17,497)	136,717
Depreciation and amortization	(7,332)	(2,047)	(1,833)	-	-	-	(11,212)
Other operating expenses	(77,010)	(19,292)	(33)	(13)	(127)	17,497	(78,978)
Operating income (loss)	35,050	2,271	9,346	(13)	(127)	-	46,527
Other income (deductions), net	178	13	-	2,023	(109)	-	2,105
Interest (expense) income, net	(2,855)	(818)	(1,436)	-	71	-	(5,038)
Income (loss) before taxes	32,373	1,466	7,910	2,010	(165)	-	43,594
Income tax (provision) benefit	(11,290)	(494)	(3,175)	(812)	57	-	(15,714)
Net income (loss)	$21,083	$972	$4,735	$1,198	$(108)	$-	$27,880

Nine Months Ended September 30, 2017
Operating revenues	$321,279	$101,285	$261	$-	$-	$-	$422,825
Interdepartmental revenues	(334)	11,708	33,307	-	-	(44,681)	-
Total operating revenues	320,945	112,993	33,568	-	-	(44,681)	422,825
Depreciation and amortization	(27,341)	(6,703)	(5,562)	-	-	-	(39,606)
Other operating expenses	(231,827)	(92,670)	(153)	(9)	(779)	44,681	(280,757)
Operating income (loss)	61,777	13,620	27,853	(9)	(779)	-	102,462
Other income (deductions), net	1,821	355	-	7,242	(414)	-	9,004
Interest (expense) income, net	(8,337)	(2,399)	(4,170)	-	399	-	(14,507)
Income (loss) before taxes	55,261	11,576	23,683	7,233	(794)	-	96,959
Income tax (provision) benefit	(18,753)	(4,576)	(9,505)	(2,909)	256	-	(35,487)
Net income (loss)	$36,508	$7,000	$14,178	$4,324	$(538)	$-	$61,472

Nine Months Ended September 30, 2016
Operating revenues	$312,470	$92,368	$982	$-	$-	$-	$405,820
Interdepartmental revenues	1,482	17,278	32,894	-	-	(51,654)	-
Total operating revenues	313,952	109,646	33,876	-	-	(51,654)	405,820
Depreciation and amortization	(21,754)	(6,043)	(5,537)	-	(24)	-	(33,358)
Other operating expenses	(230,680)	(88,328)	(115)	(17)	(706)	51,654	(268,192)
Operating income (loss)	61,518	15,275	28,224	(17)	(730)	-	104,270
Other income (deductions), net	492	(13)	-	6,023	224	-	6,726
Interest (expense) income, net	(8,421)	(2,425)	(4,348)	-	199	-	(14,995)
Income (loss) before taxes	53,589	12,837	23,876	6,006	(307)	-	96,001
Income tax (provision) benefit	(17,984)	(5,048)	(9,583)	(2,418)	90	-	(34,943)
Net income (loss)	$35,605	$7,789	$14,293	$3,588	$(217)	$-	$61,058

The following tables show segment information for MGE's operations for the indicated periods:

(In thousands) MGE	Electric	Gas	Nonregulated Energy	Transmission Investment(b)	Consolidation/ Elimination Entries	Consolidated Total
Three Months Ended September 30, 2017
Operating revenues	$120,648	$18,779	$112	$-	$-	$139,539
Interdepartmental revenues	(109)	3,891	11,130	-	(14,912)	-
Total operating revenues	120,539	22,670	11,242	-	(14,912)	139,539
Depreciation and amortization	(9,256)	(2,258)	(1,858)	-	-	(13,372)
Other operating expenses(a)	(89,544)	(19,145)	(3,246)	-	14,912	(97,023)
Operating income(a)	21,739	1,267	6,138	-	-	29,144
Other income, net(a)	923	212	-	-	-	1,135
Interest expense, net	(2,760)	(795)	(1,371)	-	-	(4,926)
Net income	19,902	684	4,767	-	-	25,353
Less: Net income attributable to
noncontrolling interest, net of tax	-	-	-	-	(5,439)	(5,439)
Net income attributable to MGE	$19,902	$684	$4,767	$-	$(5,439)	$19,914

Three Months Ended September 30, 2016
Operating revenues	$118,938	$17,576	$214	$-	$-	$136,728
Interdepartmental revenues	454	6,034	10,998	-	(17,486)	-
Total operating revenues	119,392	23,610	11,212	-	(17,486)	136,728
Depreciation and amortization	(7,332)	(2,047)	(1,833)	-	-	(11,212)
Other operating expenses(a)	(88,282)	(19,781)	(3,208)	4	17,486	(93,781)
Operating income(a)	23,778	1,782	6,171	4	-	31,735
Other income, net(a)	160	8	-	868	-	1,036
Interest expense, net	(2,855)	(818)	(1,436)	-	-	(5,109)
Net income	21,083	972	4,735	872	-	27,662
Less: Net income attributable to
noncontrolling interest, net of tax	-	-	-	-	(5,695)	(5,695)
Net income attributable to MGE	$21,083	$972	$4,735	$872	$(5,695)	$21,967

Nine Months Ended September 30, 2017
Operating revenues	$321,282	$101,294	$261	$-	$-	$422,837
Interdepartmental revenues	(337)	11,699	33,307	-	(44,669)	-
Total operating revenues	320,945	112,993	33,568	-	(44,669)	422,837
Depreciation and amortization	(27,341)	(6,703)	(5,562)	-	-	(39,606)
Other operating expenses(a)	(249,992)	(97,080)	(9,658)	-	44,669	(312,061)
Operating income(a)	43,612	9,210	18,348	-	-	71,170
Other income, net(a)	1,233	189	-	-	-	1,422
Interest expense, net	(8,337)	(2,399)	(4,170)	-	-	(14,906)
Net income	36,508	7,000	14,178	-	-	57,686
Less: Net income attributable to
noncontrolling interest, net of tax	-	-	-	-	(16,224)	(16,224)
Net income attributable to MGE	$36,508	$7,000	$14,178	$-	$(16,224)	$41,462

Nine Months Ended September 30, 2016
Operating revenues	$312,488	$92,390	$982	$-	$-	$405,860
Interdepartmental revenues	1,464	17,256	32,894	-	(51,614)	-
Total operating revenues	313,952	109,646	33,876	-	(51,614)	405,860
Depreciation and amortization	(21,754)	(6,043)	(5,537)	-	-	(33,334)
Other operating expenses(a)	(248,566)	(93,348)	(9,698)	-	51,614	(299,998)
Operating income(a)	43,632	10,255	18,641	-	-	72,528
Other income (deductions), net(a)	394	(41)	-	3,262	-	3,615
Interest expense, net	(8,421)	(2,425)	(4,348)	-	-	(15,194)
Net income	35,605	7,789	14,293	3,262	-	60,949
Less: Net income attributable to
noncontrolling interest, net of tax	-	-	-	-	(17,899)	(17,899)
Net income attributable to MGE	$35,605	$7,789	$14,293	$3,262	$(17,899)	$43,050

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

•

Environmental laws and regulations, including adopted and pending environmental rule changes, and

•

Other factors listed in "Item 1A. Risk Factors" in our 2016 Annual Report on Form 10-K.

For the three months ended September 30, 2017, MGE Energy's earnings were $26.6 million or $0.77 per share compared to $27.9 million or $0.80 per share for the same period in the prior year. MGE's earnings for the three months ended September 30, 2017, were $19.9 million compared to $22.0 million for the same period in the prior year.

For the nine months ended September 30, 2017, MGE Energy's earnings were $61.5 million or $1.77 per share compared to $61.1 million or $1.76 per share for the same period in the prior year. MGE's earnings for the nine months ended September 30, 2017, were $41.5 million compared to $43.1 million for the same period in the prior year.

MGE Energy's net income was derived from our business segments as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30,		September 30,
Business Segment:	2017	2016	2017	2016
Electric Utility	$19,902	$21,083	$36,508	$35,605
Gas Utility	684	972	7,000	7,789
Nonregulated Energy	4,767	4,735	14,178	14,293
Transmission Investments	1,343	1,198	4,324	3,588
All Other	(67)	(108)	(538)	(217)
Net Income	$26,629	$27,880	$61,472	$61,058

Our net income during the three and nine months ended September 30, 2017, compared to the same period in the prior year primarily reflects the effects of the following factors:

Electric Utility

For the three months ended, electric net income decreased primarily resulting from cooler weather. The average temperature in August 2017 was 67 degrees compared to 73 in August 2016. For the nine months ended, electric net income increased primarily related to efforts to manage the level of operating and maintenance costs.

Transmission Investments

Transmission investment income reflects our share of ATC's earnings and a favorable comparison to 2016, which included an expense reflecting ATC's establishment of a reserve covering its estimate of its refund liability associated with the return on equity complaint filed with FERC. See "Other Matters" below for additional information concerning ATC.

During the first nine months ended of 2017, the following events occurred:

2017 Rate Case Order: On December 15, 2016, the PSCW authorized MGE, effective January 1, 2017, to decrease 2017 rates for retail electric customers by 0.8% or $3.3 million on an annual basis and to increase rates for retail gas customers by 1.9% or $3.1 million on an annual basis. The decrease in retail electric rates reflects declining fuel and purchased power costs. The increase in retail gas rates covers costs associated with MGE's natural gas system infrastructure improvements. The authorized return on common stock equity for 2017 is 9.8% based on a capital structure consisting of 57.2% common equity. The PSCW also approved MGE's request to extend the current accounting treatment for transmission related costs through 2018.

Deferred Fuel Costs: As of September 30, 2017, MGE has deferred $3.3 million of 2017 fuel savings. These costs will be subject to the PSCW's annual review of 2017 fuel costs, expected to be completed in 2018.

Debt Issuance: MGE issued $40 million of long-term unsecured debt in January 2017. The debt carries an interest rate of 3.76% per annum over its 35-year term. The proceeds of this debt financing were used to refinance $30 million of medium-term notes, which matured in January 2017, and assist with the financing of additional capital expenditures. The covenants of this debt are substantially consistent with MGE's existing unsecured long-term debt.

In the near term, several items may affect us, including:

2016 Annual Fuel Proceeding: In July 2017, the PSCW issued a final order in the fuel rules proceedings requiring MGE to refund $6.0 million of additional fuel savings realized during 2015 and 2016 to its retail electric customers over a one-month period in October 2017.

ATC Return on Equity: Several parties have filed complaints with the FERC seeking to reduce the ROE used by MISO transmission owners, including ATC. Any change to ATC's ROE could result in lower equity earnings and distributions from ATC in the future. We derived approximately 7.2% and 5.8% of our net income for the nine months ended September 30, 2017 and 2016, respectively, from our investment in ATC. See "Other Matters" below for additional information concerning ATC.

Environmental Initiatives: There are proposed legislative rules and initiatives involving matters related to air emissions, water effluent, hazardous materials, and greenhouse gases, all of which affect generation plant capital expenditures and operating costs as well as future operational planning. At present, it is unclear how the changes in the Presidential and EPA administrations may affect existing, pending or new legislative or rulemaking proposals or regulatory initiatives. Such legislation and rulemaking could significantly affect the costs of owning and operating fossil-fueled generating plants, such as Columbia and the Elm Road Units, from which we derive approximately 43% of our electric generating capacity as of September 30, 2017. We would expect to seek and receive recovery of any such costs in rates; however, it is difficult to estimate the amount of such costs due to the uncertainty as to the timing and form of the legislation and rules, and the scope and time of the recovery of costs in rates, which may lag the incurrence of those costs.

EPA's Clean Power Plan: In October 2015, the EPA finalized its Clean Power Plan (CPP) rule with an effective date of December 2015, setting guidelines and approval criteria for states to use in developing plans to control GHG emissions from existing fossil fuel-fired electric generating units (EGUs) and systems. Implementation of the rule is expected to have a direct impact on existing coal and natural gas fired generating units, including possible changes in dispatch and additional operating costs. In October 2017, the EPA published a proposed rule announcing the EPA's intention to repeal the CPP and has sought public comment on whether to replace the rule, and if so how. Given the pending legal proceedings, and the EPA's proposal, the nature and timing of any final requirements to control GHG emissions from existing fossil fuel-fired EGUs is subject to uncertainty. If a rule is implemented substantially in its present form, it is expected to have a material impact on MGE. MGE will continue to monitor developments with this proposed rule.

Future Generation: During the first quarter of 2016, MGE entered into an agreement with WPL under which MGE may acquire up to 50 MW of capacity in a gas-fired generating plant to be constructed by WPL at its Riverside Energy Center in Beloit, Wisconsin, during the five-year period following the in-service date of the plant. The plant is expected to be completed by early 2020. MGE and WPL have negotiated an amendment to the existing Columbia joint operating agreement, effective January 1, 2017, under which MGE will reduce its obligation to pay certain capital expenditures (other than SCR-related expenditures) at Columbia prior to the expected in-service date of the Riverside gas-fired generating plant in exchange for a proportional reduction in MGE's ownership in Columbia. On January 1 of each year, beginning in 2017 and ending June 1, 2020, the ownership percentage will be adjusted, through a partial sale, based on the amount of capital expenditures foregone. During three and nine months ended September 30, 2017, MGE accrued $1.6 million and $6.7 million of 2017 capital expenditures that MGE has forgone as part of the ownership transfer agreement with WPL. During 2016, MGE accrued $14.8 million of 2016 capital expenditures forgone. As of September 30, 2017, and December 31, 2016, MGE classified $6.7 million and $14.8 million, respectively, of Columbia assets as held-for-sale on the consolidated balance sheets. In January 2017, MGE reduced its ownership interest in Columbia from 22.0% to 20.4% through the partial sale of plant assets to WPL. By June 2020, MGE's ownership in Columbia is forecasted to be approximately 19%.

Saratoga Wind Farm: In April 2017, MGE filed an application with the PSCW to seek approval to construct, own and operate a 66MW wind farm, consisting of 33 turbines, located near Saratoga, Iowa. If approved by the PSCW, construction of the project is expected to begin in early 2018, with an estimated capital cost of $107 million.

Forward Wind: In October 2017, MGE, along with two other utilities, entered into an agreement to purchase the Forward Wind Energy Center, which consists of 86 wind turbines located in Wisconsin with a total capacity of 129 MWs. The aggregate purchase price is approximately $174 million of which MGE's proportionate share is 12.8%, or approximately $23 million. MGE currently purchases 12.8% of the facility's energy output under a purchase power agreement. The transaction is subject to PSCW and FERC approvals and is expected to close in the spring of 2018.

Debt Issuance: In October 2017, MGE issued $30 million of long-term unsecured debt to cover capital expenditures and other corporate obligations. The debt carries an interest rate of 3.11% per annum, over its 10-year term. The covenants of this debt are substantially consistent with MGE's existing unsecured long-term debt.

The following discussion is based on the business segments as discussed in Footnote 13 of the Notes to Consolidated Financial Statements in this Report.

Three Months Ended September 30, 2017 and 2016

Electric Utility Operations - MGE Energy and MGE

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the periods indicated:

	Revenues			Sales (kWh)
(In thousands, except cooling degree days)	Three Months Ended September 30,			Three Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
Residential	$39,905	$40,120	(0.5)%	225,992	259,529	(12.9)%
Commercial	64,036	55,232	15.9%	505,771	517,253	(2.2)%
Industrial	4,555	4,122	10.5%	48,896	61,362	(20.3)%
Other-retail/municipal	10,459	9,091	15.0%	119,979	114,097	5.2%
Total retail	118,955	108,565	9.6%	900,638	952,241	(5.4)%
Sales to the market	1,068	2,120	(49.6)%	27,581	52,278	(47.2)%
Deferral of fuel savings	-	8,194	(100.0)%	-	-	- %
Adjustments to revenues	626	54	N/A%	-	-	- %
Total	$120,649	$118,933	1.4%	928,219	1,004,519	(7.6)%

Cooling degree days (normal 473)				398	570	(30.2)%

Electric operating revenues increased $1.7 million or 1.4% for the three months ended September 30, 2017, compared to the same period in 2016, due to the following:

(In millions)
Deferral of fuel savings/fuel credit	$9.6
Adjustments to revenues	0.6
Volume	(5.9)
Sales to the market	(1.1)
Other	(0.8)
Rate changes	(0.7)
Total	$1.7

•

Deferral of fuel savings/fuel credit. During the three months ended September 30, 2016, customers received a fuel credit on their bill related to accumulated fuel savings of $17.8 million, which decreased electric revenues in the prior year. In January 2016, the PSCW lowered MGE's 2016 fuel rules monitored costs, which were deferred in revenue in the prior period, as a result of continued lower projected fuel costs in 2016.

•

Adjustments to revenue. MGE leases electric generating capacity from MGE Power Elm Road. MGE collects in rates the lease payments associated with the electric generating capacity as authorized by the PSCW. Any differential between estimated lease payments collected in rates and actual lease payments paid to MGE Power Elm Road are included in adjustments to revenues.

•

Volume. During the three months ended September 30, 2017, there was a 20.3% decrease in industrial retail sales volumes compared to the same period in the prior year as a result of a large industrial customer relocating its operations out of state. During the three months ended September 30, 2017, there was a 12.9% decrease in residential sales volumes compared to the same period in the prior year driven by decreased customer demand due, at least in part, to less favorable weather conditions, as evidenced by the lower number of cooling degree days.

•

Sales to the market. Sales to the market represent wholesale sales made to third parties who are not ultimate users of the electricity. These sales may include spot market transactions on the markets operated by MISO and PJM. These sales may also include bilateral sales to other utilities or power marketers. Generating units are dispatched by MISO based on cost considerations as well as reliability of the system. Sales to the market typically occur when MGE has more generation and purchases online than are needed for its own system demand. The excess electricity is then sold to others in the market. For the three months ended September 30, 2017, market volumes decreased compared to the same period in the prior year, reflecting decreased opportunities for sales and those sales were made at lower market prices. The revenue generated from these sales is included in fuel rules monitored costs. See fuel rules discussion in Footnote 8.b. of the Notes to the Consolidated Financial Statements.

34

•

Rate Changes. In December 2016, the PSCW authorized MGE to decrease 2017 rates for retail electric customers by 0.8% or $3.3 million on an annual basis.

Rates charged to retail customers for the three months ended September 30, 2017, were 2.4% or $0.7 million lower than those charged during the same period in the prior year.

Electric fuel and purchased power

Electric fuel and purchased power costs reflect an increase in the volume of purchased power offset by a decrease in internal generation volumes when compared to the prior period. Adjustments related to the regulatory recovery for fuel costs, known as fuel rules, increased purchased power expense. These items are explained below.

Fuel for electric generation

The expense for fuel for internal electric generation decreased $4.7 million during the three months ended September 30, 2017, compared to the same period in the prior year, due to the following:

(In millions)
Decrease in volume	$(3.2)
Decrease in per-unit cost	(1.5)
Total	$(4.7)

This decrease in expense reflects a 15.8% decrease in internal generation volume delivered to the system primarily as a result of decreased generation at WCCF based on market prices and an 8.4% decrease in per-unit cost of internal electric generation.

Purchased power

Purchased power expense increased $6.8 million during the three months ended September 30, 2017, compared to the same period in the prior year, due to the following:

(In millions)
Change in fuel rule adjustments, net of recoveries	$5.0
Increase in volume	2.2
Decrease in per-unit cost	(0.4)
Total	$6.8

Under fuel rules, MGE is required to defer electric fuel-related costs that fall outside a 2% cost tolerance band around the amount used in the most recent rate proceeding. Any fuel rules adjustments are reflected in purchased power expense, with potential refunds associated with fuel savings increasing that expense and potential recovery of excess fuel costs decreasing that expense.

The increase in expense (before fuel rules adjustments) reflects a 17.4% increase in the volume of power purchased from third parties partially offset by a 2.5% decrease in the per-unit cost of purchased power.

Electric operating and maintenance expenses

For the three months ended September 30, 2017, electric operating and maintenance expenses increased $0.6 million, compared to the same period in the prior year. The following contributed to the net change:

(In millions)
Increased transmission costs	$1.3
Increased customer accounts costs	0.5
Decreased production expenses	(0.5)
Decreased distribution expenses	(0.5)
Decreased administrative and general costs	(0.2)
Total	$0.6

For the three months ended September 30, 2017, increased transmission costs are primarily due to an increase in transmission reliability enhancements.

Electric depreciation expense

Electric depreciation expense increased $1.9 million for the three months ended September 30, 2017, compared to the same period in the prior year as a result of new depreciation rates for Columbia, as approved by the PSCW.

Other electric income

Other electric income increased $1.3 million for the three months ended September 30, 2017, compared to the same period in the prior year, primarily due to the gain on sale of property assets.

Gas Utility Operations - MGE Energy and MGE

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class during each of the periods indicated:

	Revenues			Therms Delivered
(In thousands, except HDD and average rate per therm of retail customer)	Three Months Ended September 30,			Three Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
Residential	$12,121	$11,440	6.0%	5,841	5,468	6.8%
Commercial/Industrial	5,622	5,043	11.5%	8,847	8,488	4.2%
Total retail	17,743	16,483	7.6%	14,688	13,956	5.2%
Gas transportation	944	997	(5.3)%	14,606	15,982	(8.6)%
Other revenues	91	90	1.1%	-	-	- %
Total	$18,778	$17,570	6.9%	29,294	29,938	(2.2)%

Heating degree days (normal 158)				138	49	181.6%
Average rate per therm of
retail customer	$1.208	$1.181	2.3%

Gas revenues increased $1.2 million or 6.9% for the three months ended September 30, 2017, compared to the same period in 2016. These changes are related to the following factors:

(In millions)
Rate/PGA changes	$0.9
Volume	0.3
Total	$1.2

•

Rate/PGA changes. In December 2016, the PSCW authorized MGE to increase 2017 rates for retail gas customers by 1.9% or $3.1 million on an annual basis.

MGE recovers the cost of natural gas in its gas segment through the purchased gas adjustment clause (PGA). Under the PGA, MGE is able to pass through to its gas customers the cost of gas. Changes in PGA recoveries affect revenues but do not change net income.

The average retail rate per therm for the three months ended September 30, 2017, increased 2.3% compared to the same period in 2016, reflecting a $0.5 million increase in natural gas commodity costs (recovered through the PGA) and an increase in fixed rate charges.

•

Volume. For the three months ended September 30, 2017, retail gas deliveries increased 5.2% compared to the same period in the prior year.

Cost of gas sold

For the three months ended September 30, 2017, cost of gas sold increased $0.8 million compared to the same period in the prior year. The cost per therm of natural gas increased 10.5%, which resulted in $0.5 million of increased expense. The volume of gas purchased increased 6.9%, which resulted in $0.3 million of increased expense.

Gas operating and maintenance expenses

Gas operating and maintenance expenses increased by $0.7 million for the three months ended September 30, 2017, compared to the same period in 2016. The following contributed to the net change:

(In millions)
Increased customer accounts costs	$0.7
Increased customer service costs	0.2
Increased other costs	0.2
Decreased administrative and general costs	(0.4)
Total	$0.7

For the three months ended September 30, 2017, increased customer accounts costs are primarily related to technology improvements.

Nonregulated Energy Operations - MGE Energy and MGE

The nonregulated energy operations are conducted through MGE Energy's subsidiaries: MGE Power Elm Road (the Elm Road Units) and MGE Power West Campus (WCCF), which have been formed to own and lease electric generating capacity to assist MGE. For the three months ended September 30, 2017 and 2016, net income at the nonregulated energy operations segment was $4.8 million and $4.7 million, respectively.

Transmission Investment Operations - MGE Energy and MGE

Transmission investment other income

For the three months ended September 30, 2017 and 2016, other income at the transmission investment segment was $2.3 million and $2.0 million, respectively. The transmission investment segment holds our interest in ATC and ATC Holdco, and its income reflects our equity in the earnings of the investments. ATC Holdco was formed in December 2016. In the near term, it is expected that ATC Holdco will be pursuing transmission development opportunities that typically have long development and investment lead times before becoming operational. See Footnote 3 of the Notes to Consolidated Financial Statements in this Report and "Other Matters" below for additional information concerning ATC and summarized financial information regarding ATC.

Consolidated Income Taxes - MGE Energy and MGE

MGE Energy's effective income tax rate for the three months ended September 30, 2017 and 2016, was 36.9% and 36.1%, respectively. MGE's effective income tax rate for the three months ended September 30, 2017 and 2016, was 36.7% and 36.0%, respectively. For both MGE Energy and MGE, the increase in the effective tax rate is due in part to lower estimated federal tax credits.

Noncontrolling Interest, Net of Tax - MGE

The noncontrolling interest, net of tax, reflects the accounting required for MGE Energy's interest in MGE Power Elm Road (the Elm Road Units) and MGE Power West Campus (WCCF). MGE Energy owns 100% of MGE Power Elm Road and MGE Power West Campus; however, due to the contractual agreements for these projects with MGE, the entities are considered VIEs with respect to MGE and their results are consolidated with those of MGE, the primary beneficiary of the VIEs. Also included in noncontrolling interest, net of tax, for the three months ended September 30, 2016, was MGE Energy's interest in MGE Transco, which holds our investment in ATC.

The following table shows MGE Energy's noncontrolling interest, net of tax, reflected on MGE's consolidated statement of income:

	Three Months Ended
	September 30,
(In millions)	2017	2016
MGE Power Elm Road	$3.6	$3.7
MGE Power West Campus	1.8	1.8
MGE Transco(a)	-	0.2

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

Nine Months Ended September 30, 2017 and 2016

Electric Utility Operations - MGE Energy and MGE

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the periods indicated:

	Revenues			Sales (kWh)
(In thousands, except cooling degree days)	Nine Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
Residential	$104,892	$104,917	-%	601,310	641,551	(6.3)%
Commercial	168,921	161,056	4.9%	1,389,036	1,420,769	(2.2)%
Industrial	13,286	13,381	(0.7)%	153,759	178,535	(13.9)%
Other-retail/municipal	29,141	26,498	10.0%	315,692	296,093	6.6%
Total retail	316,240	305,852	3.4%	2,459,797	2,536,948	(3.0)%
Sales to the market	3,090	5,281	(41.5)%	80,273	161,217	(50.2)%
Deferral of fuel savings	-	1,125	(100.0)%	-	-	- %
Adjustments to revenues	1,949	212	N/A%	-	-	- %
Total	$321,279	$312,470	2.8%	2,540,070	2,698,165	(5.9)%

Cooling degree days (normal 653)				570	771	(26.1)%

Electric operating revenues increased $8.8 million or 2.8% for the nine months ended September 30, 2017, compared to the same period in 2016, due to the following:

(In millions)
Deferral of fuel savings/fuel credit	$20.7
Adjustments to revenue	1.8
Volume	(8.8)
Rate changes	(2.5)
Sales to the market	(2.2)
Other	(0.2)
Total	$8.8

•

Deferral of fuel savings/fuel credit. During the nine months ended September 30, 2016, customers received a fuel credit on their bill related to accumulated fuel savings of $21.8 million, which decreased electric revenues in the prior year. In January 2016, the PSCW lowered MGE's 2016 fuel rules monitored costs, which were deferred in revenue in the prior period, as a result of continued lower projected fuel costs in 2016.

38

•

Adjustments to revenue. MGE leases electric generating capacity from MGE Power Elm Road. MGE collects in rates the lease payments associated with the electric generating capacity as authorized by the PSCW. Any differential between estimated lease payments collected in rates and actual lease payments paid to MGE Power Elm Road are included in adjustments to revenues.

•

Volume. During the nine months ended September 30, 2017, there was a 13.9% decrease in industrial retail sales volumes compared to the same period in the prior year as a result of a large industrial customer relocating its operations out of state. During the nine months ended September 30, 2017, there was a 6.3% decrease in residential sales volumes compared to the same period in the prior year driven by decreased customer demand due, at least in part, to less favorable weather conditions, as evidenced by the lower number of cooling degree days.

•

Rate Changes. In December 2016, the PSCW authorized MGE to decrease 2017 rates for retail electric customers by 0.8% or $3.3 million on an annual basis.

Rates charged to retail customers for the nine months ended September 30, 2017, were 2.1% or $2.5 million lower than those charged during the same period in the prior year.

•

Sales to the market. Sales to the market represent wholesale sales made to third parties who are not ultimate users of the electricity. These sales may include spot market transactions on the markets operated by MISO and PJM. These sales may also include bilateral sales to other utilities or power marketers. Generating units are dispatched by MISO based on cost considerations as well as reliability of the system. Sales to the market typically occur when MGE has more generation and purchases online than are needed for its own system demand. The excess electricity is then sold to others in the market. For the nine months ended September 30, 2017, market volumes decreased compared to the same period in the prior year, reflecting decreased opportunities for sales and those sales were made at lower market prices. The revenue generated from these sales is included in fuel rules monitored costs. See fuel rules discussion in Footnote 8.b. of the Notes to the Consolidated Financial Statements.

Electric fuel and purchased power

Electric fuel and purchased power costs reflect an increase in the volume of purchased power offset by a decrease in internal generation volumes when compared to the prior period. Adjustments related to the regulatory recovery for fuel costs, known as fuel rules, increased purchased power expense. These items are explained below.

Fuel for electric generation

The expense for fuel for internal electric generation decreased $7.6 million during the nine months ended September 30, 2017, compared to the same period in the prior year, due to the following:

(In millions)
Decrease in volume	$(6.0)
Decrease in per-unit cost	(1.6)
Total	$(7.6)

This decrease in expense reflects a 13.0% decrease in internal generation volume delivered to the system primarily as a result of decreased generation at WCCF based on market prices and a 3.5% decrease in per-unit cost of internal electric generation.

Purchased power

Purchased power expense increased $9.4 million during the nine months ended September 30, 2017, compared to the same period in the prior year, due to the following:

(In millions)
Change in fuel rule adjustments, net of recoveries	$8.4
Increase in volume	5.4
Decrease in per-unit cost	(4.4)
Total	$9.4

Under fuel rules, MGE is required to defer electric fuel-related costs that fall outside a 2% cost tolerance band around the amount used in the most recent rate proceeding. Any fuel rules adjustments are reflected in purchased power expense, with potential refunds associated with fuel savings increasing that expense and potential recovery of excess fuel costs decreasing that expense.

The decrease in expense (before fuel rules adjustments) reflects a 12.2% increase in the volume of power purchased from third parties partially offset by a 9.0% decrease in the per-unit cost of purchased power.

Electric operating and maintenance expenses

Electric operating and maintenance expenses increased $2.5 million during the nine months ended September 30, 2017, compared to the same period in 2016. The following changes contributed to the net change:

(In millions)
Increased transmission costs	$3.8
Increased customer accounts costs	1.7
Increased customer service costs	0.3
Decreased production expenses	(2.1)
Decreased administrative and general costs	(0.7)
Decreased distribution expenses	(0.5)
Total	$2.5

For the nine months ended September 30, 2017, increased transmission costs are primarily due to an increase in transmission reliability enhancements and increased customer accounts costs are primarily related to technology improvements, partially offset by decreased production costs at Columbia and the Elm Road Units.

Electric depreciation expense

Electric depreciation expense increased $5.6 million for the nine months ended September 30, 2017, compared to the same period in the prior year as a result of new depreciation rates for Columbia, as approved by the PSCW.

Other electric income

Other electric income increased $1.3 million for the nine months ended September 30, 2017, compared to the same period in the prior year, primarily due to the gain on sale of property assets.

Gas Utility Operations - MGE Energy and MGE

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class during each of the periods indicated:

	Revenues			Therms Delivered
(In thousands, except HDD and average rate per therm of retail customer)	Nine Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
Residential	$61,164	$56,344	8.6%	60,794	62,188	(2.2)%
Commercial/Industrial	36,512	32,324	13.0%	58,865	58,812	0.1%
Total retail	97,676	88,668	10.2%	119,659	121,000	(1.1)%
Gas transportation	3,285	3,402	(3.4)%	50,828	53,957	(5.8)%
Other revenues	324	298	8.7%	-	-	- %
Total	$101,285	$92,368	9.7%	170,487	174,957	(2.6)%

Heating degree days (normal 4,477)				4,025	4,135	(2.7)%
Average rate per therm of
retail customer	$0.816	$0.733	11.3%

Gas revenues increased $8.9 million or 9.7% for the nine months ended September 30, 2017, compared to the same period in 2016. These changes are related to the following factors:

(In millions)
Rate/PGA changes	$9.5
Volume	(0.6)
Total	$8.9

•

Rate/PGA changes. In December 2016, the PSCW authorized MGE to increase 2017 rates for retail gas customers by 1.9% or $3.1 million on an annual basis.

MGE recovers the cost of natural gas in its gas segment through the purchased gas adjustment clause (PGA). Under the PGA, MGE is able to pass through to its gas customers the cost of gas. Changes in PGA recoveries affect revenues, but do not impact net income.

The average retail rate per therm for the nine months ended September 30, 2017, increased 11.3% compared to the same period in 2016, reflecting a $7.2 million increase in natural gas commodity costs (recovered through the PGA) and an increase in fixed rate charges.

•

Volume. For the nine months ended September 30, 2017, retail gas deliveries decreased 1.1% compared to the same period in the prior year primarily resulting from unfavorable weather conditions.

Cost of gas sold

For the nine months ended September 30, 2017, cost of gas sold increased $6.9 million compared to the same period in the prior year. The cost per therm of natural gas increased 15.9%, which resulted in $6.9 million of increased expense.

Gas operating and maintenance expenses

Gas operating and maintenance expenses increased by $1.7 million for the nine months ended September 30, 2017, compared to the same period in 2016. The following changes contributed to the net change:

(In millions)
Increased customer account costs	$1.7
Increased customer service costs	0.8
Decreased administrative and general costs	(0.8)
Total	$1.7

For the nine months ended September 30, 2017, increased customer accounts costs are primarily related to technology improvements.

Nonregulated Energy Operations - MGE Energy and MGE

The nonregulated energy operations are conducted through MGE Energy's subsidiaries: MGE Power Elm Road (the Elm Road Units) and MGE Power West Campus (WCCF), which have been formed to own and lease electric generating capacity to assist MGE. For the nine months ended September 30, 2017 and 2016, net income at the nonregulated energy operations segment was $14.2 million and $14.3 million, respectively.

Transmission Investment Operations - MGE Energy and MGE

Transmission investment other income

For the nine months ended September 30, 2017 and 2016, other income at the transmission investment segment was $7.2 million and $6.0 million, respectively. The transmission investment segment holds our interest in ATC and ATC Holdco, and its income reflects our equity in the earnings of the investments. ATC Holdco was formed in December 2016. In the near term, it is expected that ATC Holdco will be pursuing transmission development opportunities that typically have long development and investment lead times before becoming operational. See Footnote 3 of the Notes to Consolidated Financial Statements in this Report and "Other Matters" below for additional information concerning ATC and summarized financial information regarding ATC.

Consolidated Income Taxes - MGE Energy and MGE

MGE Energy's effective income tax rate for the nine months ended September 30, 2017 and 2016, was 36.6% and 36.4%, respectively. MGE's effective income tax rate for the nine months ended September 30, 2017 and 2016, was 36.3% and 36.4%, respectively.

Noncontrolling Interest, Net of Tax - MGE

The noncontrolling interest, net of tax, reflects the accounting required for MGE Energy's interest in MGE Power Elm Road (the Elm Road Units) and MGE Power West Campus (WCCF). MGE Energy owns 100% of MGE Power Elm Road and MGE Power West Campus; however, due to the contractual agreements for these projects with MGE, the entities are considered VIEs with respect to MGE and their results are consolidated with those of MGE, the primary beneficiary of the VIEs. Also included in noncontrolling interest, net of tax, for the nine months ended September 30, 2016, is MGE Energy's interest in MGE Transco, which holds our investment in ATC. The following table shows MGE Energy's noncontrolling interest, net of tax, reflected on MGE's consolidated statement of income:

	Nine Months Ended
	September 30,
(In millions)	2017	2016
MGE Power Elm Road	$10.8	$11.1
MGE Power West Campus	5.4	5.4
MGE Transco(a)	-	1.4

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

Contractual Obligations and Commercial Commitments - MGE Energy and MGE

There were no material changes, other than from the normal course of business, to MGE Energy's and MGE's contractual obligations (representing cash obligations that are considered to be firm commitments) and commercial commitments (representing commitments triggered by future events) during the nine months ended September 30, 2017, except as noted below. Further discussion of the contractual obligations and commercial commitments is included in Footnote 17 of Notes to Consolidated Financial Statements and "Contractual Obligations and Commercial Commitments for MGE Energy and MGE" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in MGE Energy's and MGE's 2016 Annual Report on Form 10-K.

Purchase Contracts - MGE Energy and MGE

See Footnote 7.c. of Notes to Consolidated Financial Statements in this Report for a description of commitments at September 30, 2017, that MGE Energy and MGE have entered with respect to various commodity supply and transportation contracts to meet their obligations to deliver electricity and natural gas to customers.

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

Long-term Debt - MGE Energy and MGE

MGE issued $40 million of long-term unsecured debt in January 2017. The proceeds of this debt financing were used to refinance $30 million of medium-term notes, which matured in January 2017, and assist with the financing of additional capital expenditures. In October 2017, MGE also issued an additional $30 million of long-term unsecured debt to cover capital expenditures and other corporate obligations. See Footnote 2 of the Notes to Consolidated Financial Statements in this Report for further discussion of these debt issuances.

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

Cash Flows

The following summarizes cash flows for MGE Energy and MGE during the nine months ended September 30, 2017 and 2016:

	MGE Energy		MGE
(In thousands)	2017	2016	2017	2016
Cash provided by/(used for):
Operating activities	$99,016	$129,192	$94,366	$128,959
Investing activities	(71,114)	(64,619)	(65,105)	(64,407)
Financing activities	(19,128)	(34,372)	(38,075)	(59,754)

Cash Provided by Operating Activities

MGE Energy

MGE Energy's consolidated net cash provided by operating activities is derived mainly from the electric and gas operations of its principal subsidiary, MGE.

Cash provided by operating activities for the nine months ended September 30, 2017, was $99.0 million, a decrease of $30.2 million when compared to the same period in the prior year, primarily reflecting changes in working capital items between the periods.

MGE Energy's net income increased $0.4 million for the nine months ended September 30, 2017, when compared to the same period in the prior year.

In 2016, MGE received a $10.0 million refund from the IRS for the 2015 tax year. Excluding the 2016 refund, MGE Energy's federal and state taxes paid increased $10.2 million during the nine months ended September 30, 2017, when compared to the same period in the prior year.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $13.9 million in cash used for operating activities for the nine months ended September 30, 2017, primarily due to decreased accounts payable and increased inventories, partially offset by decreased unbilled revenues, decreased other current assets, and increased other current liabilities.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $7.6 million in cash provided by operating activities for the nine months ended September 30, 2016, primarily due to decreased inventories, decreased unbilled revenues, increased accounts payable, and increased other current liabilities, partially offset by increased receivables. The increase in current liabilities includes a fuel credit, that was approved in August 2015, of $6.3 million that customers received on their bill from January through September 2016 and a one-time fuel credit, approved in July 2016, of $15.5 million that customers received on their bill in September 2016.

A decrease in pension contribution resulted in an additional $3.4 million in cash provided by operating activities for the nine months ended September 30, 2017, when compared to the same period in the prior year. Pension contributions reflect amounts required by law and discretionary amounts.

MGE

Cash provided by operating activities for the nine months ended September 30, 2017, was $94.4 million, a decrease of $34.6 million when compared to the same period in the prior year, primarily reflecting changes in working capital items between the periods.

Net income decreased $3.3 million for the nine months ended September 30, 2017, when compared to the same period in the prior year.

In 2016, MGE received a $10.0 million refund from the IRS for the 2015 tax year. Excluding the 2016 refund, MGE Energy's federal and state taxes paid increased $10.2 million during the nine months ended September 30, 2017, when compared to the same period in the prior year.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $13.6 million in cash used for operating activities for the nine months ended September 30, 2017, primarily due to decreased accounts payable and increased inventories, partially offset by decreased unbilled revenues, decreased other current assets, and increased other current liabilities.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $7.7 million in cash provided by operating activities for the nine months ended September 30, 2016, primarily due to decreased inventories, decreased unbilled revenues, increased accounts payable, and increased other current liabilities, partially offset by increased receivables. The increase in current liabilities includes a fuel credit, that was approved in August 2015, of $6.3 million that customers received on their bill from January through September 2016 and a one-time fuel credit, approved in July 2016, of $15.5 million that customers received on their bill in September 2016.

A decrease in pension contribution resulted in an additional $3.4 million in cash provided by operating activities for the nine months ended September 30, 2017, when compared to the same period in the prior year. Pension contributions reflect amounts required by law and discretionary amounts.

Cash Used for Investing Activities

MGE Energy

MGE Energy's cash used for investing activities increased $6.5 million for the nine months ended September 30, 2017, when compared to the same period in the prior year.

Capital expenditures for the nine months ended September 30, 2017, were $66.3 million. This amount represents an increase of $4.0 million from the expenditures made in the same period in the prior year. This increase primarily reflects increased expenditures on electric distribution assets.

Capital contributions in ATC and other investments increased $4.8 million for the nine months ended September 30, 2017, when compared to the same period in the prior year.

MGE Energy received $2.4 million in proceeds from the sales of property for the nine months ended September 30, 2017.

MGE

MGE's cash used for investing activities increased $0.7 million for the nine months ended September 30, 2017, when compared to the same period in the prior year.

Capital expenditures for the nine months ended September 30, 2017, were $66.3 million. This amount represents an increase of $4.0 million from the expenditures made in the same period in the prior year. This increase primarily reflects increased expenditures on electric distribution assets.

Capital contributions in ATC and other investments decreased $1.6 million for the nine months ended September 30, 2017, when compared to the same period in the prior year. In December 2016, MGE transferred its ownership interest to MGE Energy. See Footnote 3 of the Notes to Consolidated Financial Statements in this Report for further details.

MGE received $1.8 million in proceeds from the sales of property for the nine months ended September 30, 2017.

Cash Used for Financing Activities

MGE Energy

Cash used for MGE Energy's financing activities was $19.1 million for the nine months ended September 30, 2017, a decrease of $15.2 million when compared to the same period in the prior year.

For the nine months ended September 30, 2017, dividends paid were $32.5 million compared to $31.1 million in the prior year. This increase was a result of a higher dividend per share ($0.938 vs. $0.898).

During the nine months ended September 30, 2017, MGE issued $40.0 million of senior unsecured notes, which was used to refinance $30.0 million of medium-term notes and assist with financing additional capital expenditures.

For the nine months ended September 30, 2017, short-term borrowings were $7.0 million. There were no short term borrowings for the nine months ended September 30, 2016.

MGE

During the nine months ended September 30, 2017, cash used for MGE's financing activities was $38.1 million, a decrease of $21.7 million when compared to the same period in the prior year.

Dividends paid from MGE to MGE Energy were $35.0 million for the nine months ended September 30, 2017, compared to $40.0 for the nine months ended September 30, 2016.

Distributions to parent from noncontrolling interest, which represent distributions from MGE Power Elm Road and MGE Power West Campus to MGE Energy, were $16.5 million for the nine months ended September 30, 2017, compared to $18.1 million in the prior year.

For the nine months ended September 30, 2016, equity contributions received from noncontrolling interest, which represent contributions to MGE Transco, were $1.6 million. There were no equity contributions received from noncontrolling interest, which represent contributions to MGE Transco for the nine months ended September 30, 2017.

During the nine months ended September 30, 2017, MGE issued $40.0 million of senior unsecured notes, which was used to refinance $30.0 million of medium-term notes and assist with financing additional capital expenditures.

For the nine months ended September 30, 2017, short-term borrowings were $7.0 million. There were no short term borrowings for the nine months ended September 30, 2016.

Capitalization Ratios

MGE Energy's capitalization ratios were as follows:

MGE Energy
	September 30, 2017	December 31, 2016
Common shareholders' equity	65.3%	65.2%
Long-term debt(a)	34.1%	34.8%
Short-term debt	0.6%	-%

(a)

Includes the current portion of long-term debt.

MGE Energy's and MGE's Capital Requirements

MGE Energy's and MGE's liquidity are primarily affected by their capital requirements. During the nine months ended September 30, 2017, capital expenditures for MGE Energy and MGE totaled $66.3 million, which included $63.9 million of capital expenditures for utility operations.

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

Environmental Matters

The following discussion is limited to updates or developments in environmental matters that occurred during the nine months ended September 30, 2017. Further discussion of environmental matters is included in MGE Energy's and MGE's 2016 Annual Report on Form 10-K and Footnote 7.a. of Notes to Consolidated Financial Statements in this Report.

EPA's Clean Power Plan

In October 2015, the EPA finalized its Clean Power Plan (CPP) rule with an effective date of December 2015, setting guidelines and approval criteria for states to use in developing plans to control GHG emissions from existing fossil fuel-fired electric generating units (EGUs) and systems. Implementation of the rule is expected to have a direct impact on existing coal and natural gas fired generating units, including possible changes in dispatch and additional operating costs. In October 2017, the EPA published a proposed rule announcing the EPA's intention to repeal the CPP and has sought public comment on whether to replace the rule, and if so how. Given the pending legal proceedings, and the EPA's proposal, the nature and timing of any final requirements to control GHG emissions from existing fossil fuel-fired EGUs is subject to uncertainty. If a rule is implemented substantially in its present form, it is expected to have a material impact on MGE. MGE will continue to monitor developments with this proposed rule.

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

Any change to ATC's ROE could result in lower equity earnings and distributions from ATC in the future. Our share of ATC's earnings reflects a pre-tax expense of $0.7 million for the three months ended September 30, 2016, and a pre-tax expense of $0.2 million and $1.8 million for the nine months ended September 30, 2017 and 2016, respectively, recorded by ATC for this matter representing its estimate of its refund liability. There was not a pre-tax expense for the three months ended September 30, 2017. We derived approximately 7.2% and 5.8% of our net income for the nine months ended September 30, 2017 and 2016, respectively, from our investment in ATC.

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

MGE has financial gas and electric commodity contracts to hedge commodity price risk in the gas and electric utility segments. These contracts are primarily comprised of exchange-traded option and future contracts. MGE also holds FTRs, which are used to hedge the risk of increased transmission congestion charges. At September 30, 2017, the fair value of these instruments exceeded their cost basis by $0.9 million. Under the PGA clause and electric fuel rules, MGE may include in the costs of fuel (natural gas or power) the costs and benefits of the aforementioned fuel price risk management tools. Because these costs/benefits are recoverable, the related unrealized loss/gain has been deferred on the consolidated balance sheets as a regulatory asset/liability.

MGE has also entered into a purchased power agreement that provides MGE with firm capacity and energy that began on June 1, 2012, and ends on May 31, 2022. The agreement also allows MGE an option to extend the contract after that base term. The agreement is considered a derivative contract and is recognized at its fair value on the consolidated balance sheet. However, the derivative qualifies for regulatory deferral and is recognized with a corresponding regulatory asset or liability depending on whether the fair value is in a loss or gain position. The fair value of the contract at September 30, 2017, reflects a loss position of $43.1 million.

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

Additionally, if a counterparty were to default and MGE were to liquidate all contracts with that entity, MGE's credit loss would include the loss in value of mark-to-market contracts; the amount owed for settled transactions; and additional payments, if any, to settle unrealized losses on accrual contracts. As of September 30, 2017, no counterparties have defaulted.

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

Item 4. Controls and Procedures.

During the third quarter of 2017, each registrant's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to that registrant, including its subsidiaries, is accumulated and made known to that registrant's management, including these officers, by other employees of that registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, MGE Energy does not control or manage certain of its unconsolidated entities and thus, its access and ability to apply its procedures to those entities is more limited than is the case for its consolidated subsidiaries.

As of September 30, 2017, each registrant's principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective. Each registrant intends to strive continually to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

During the quarter ended September 30, 2017, there were no changes in either registrant's internal controls over financial reporting that materially affected, or are reasonably likely to affect materially, that registrant's internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

MGE Energy and MGE

MGE Energy and its subsidiaries, including MGE, from time to time are involved in various legal proceedings that are handled and defended in the ordinary course of business.

See Footnote 7.a. and 7.b. of Notes to Consolidated Financial Statements in this Report for more information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs*
July 1-31, 2017	23,072	$64.34	-	-
August 1-31, 2017	9,975	65.54	-	-
September 1-30, 2017	49,666	65.21	-	-
Total	82,713	$65.01	-	-

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

Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed by the following officers for the following companies:

31.1

Filed by Jeffrey M. Keebler for MGE Energy, Inc.

31.2

Filed by Jeffrey C. Newman for MGE Energy, Inc.

31.3

Filed by Jeffrey M. Keebler for Madison Gas and Electric Company

31.4

Filed by Jeffrey C. Newman for Madison Gas and Electric Company

Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) as to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed by the following officers for the following companies:

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

MGE ENERGY, INC.

Date: November 3, 2017	/s/ Jeffrey M. Keebler
Jeffrey M. Keebler President and Chief Executive Officer (Duly Authorized Officer)

Date: November 3, 2017	/s/ Jeffrey C. Newman
Jeffrey C. Newman Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Chief Financial and Accounting Officer)

Signatures - Madison Gas and Electric Company

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MADISON GAS AND ELECTRIC COMPANY

Date: November 3, 2017	/s/ Jeffrey M. Keebler
Jeffrey M. Keebler President and Chief Executive Officer (Duly Authorized Officer)

Date: November 3, 2017	/s/ Jeffrey C. Newman
Jeffrey C. Newman Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Chief Financial and Accounting Officer)

