Form 10-K
period 2017-12-31
MGE ENERGY INC; MADISON GAS & ELECTRIC CO
filed 2018-02-23
CIK 1161728, 61339

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended:

December 31, 2017

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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrants have submitted electronically and posted on their corporate Web sites, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files): Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act:

	Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer	Smaller Reporting Company	Emerging Growth Company
MGE Energy, Inc.	X
Madison Gas and Electric Company			X

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

MGE Energy, Inc.	Yes [ ] No [X]
Madison Gas and Electric Company	Yes [ ] No [X]

The aggregate market value of the voting and nonvoting common equity held by nonaffiliates of each registrant as of June 30, 2017, was as follows:

MGE Energy, Inc.	$2,225,394,029
Madison Gas and Electric Company	$0

The number of shares outstanding of each registrant's common stock as of February 1, 2018, were as follows:

MGE Energy, Inc.	34,668,370
Madison Gas and Electric Company	17,347,894

DOCUMENTS INCORPORATED BY REFERENCE

Portions of MGE Energy, Inc.'s definitive proxy statement to be filed on or before March 26, 2018, relating to its annual meeting of shareholders, are incorporated by reference into Part III of this annual report on Form 10-K.

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

48

Item 8. Financial Statements and Supplementary Data.

50

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

104

Item 9A. Controls and Procedures.

104

Item 9B. Other Information.

104

PART III.

105

Item 10. Directors, Executive Officers, and Corporate Governance.

105

Item 11. Executive Compensation.

105

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

105

Item 13. Certain Relationships and Related Transactions, and Director Independence.

105

Item 14. Principal Accounting Fees and Services.

106

PART IV.

107

Item 15. Exhibits and Financial Statement Schedules.

107

Item 16. Form 10-K Summary.

109

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

Definitions, Abbreviations, and Acronyms Used in the Text and Notes of this Report

Abbreviations, acronyms, and definitions used in the text and notes of this report are defined below.

MGE Energy and Subsidiaries:

CWDC	Central Wisconsin Development Corporation
MAGAEL	MAGAEL, LLC
MGE	Madison Gas and Electric Company
MGE Energy	MGE Energy, Inc.
MGE Power	MGE Power, LLC
MGE Power Elm Road	MGE Power Elm Road, LLC
MGE Power West Campus	MGE Power West Campus, LLC
MGE Services	MGE Services, LLC
MGE State Energy Services	MGE State Energy Services, LLC
MGE Transco	MGE Transco Investment, LLC (which holds our interest in ATC)
MGEE Transco	MGEE Transco, LLC (which holds our interest in ATC Holdco)
NGV Fueling Services	NGV Fueling Services, LLC

Other Defined Terms:

AFUDC	Allowance for Funds Used During Construction
ANPR	Advanced Notice of Proposed Rulemaking
ANR	ANR Pipeline Company
ARO	Asset Retirement Obligation
ATC	American Transmission Company LLC
ATC Holdco	ATC Holdco, LLC
BART	Best Available Retrofit Technology
Blount	Blount Station
BTA	Best Technology Available
CAA	Clean Air Act
CAVR	Clean Air Visibility Rule
CCR	Coal Combustion Residual
CO2	Carbon Dioxide
Codification	Financial Accounting Standards Board Accounting Standards Codification
Columbia	Columbia Energy Center
Cooling degree days	Measure of the extent to which the average daily temperature is above 65 degrees Fahrenheit, which is considered an indicator of possible increased demand for energy to provide cooling
COSO	Committee of Sponsoring Organizations
CPP	Clean Power Plan
CSAPR	Cross-State Air Pollution Rule
CWA	Clean Water Act
DTA	Deferred Tax Assets
Dth	Dekatherms
DTL	Deferred Tax Liabilities
EEI	Edison Electric Institute
EGUs	Electric Generating Units
ELG	Effluent Limitations Guidelines
Elm Road Units	Elm Road Generating Station
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FTR	Financial Transmission Rights
GAAP	Generally Accepted Accounting Principles
GHG	Greenhouse Gas
Heating degree days (HDD)	Measure of the extent to which the average daily temperature is below 65 degrees Fahrenheit, which is considered an indicator of possible increased demand for energy to provide heating

ICF	Insurance Continuance Fund
IRS	Internal Revenue Service
kVA	Kilovolt Ampere
kWh	Kilowatt-hour
MISO	Midcontinent Independent System Operator Inc. (a regional transmission organization)
MRO	Midwest Reliability Organization
MW	Megawatt
MWh	Megawatt-hour
NAAQS	National Ambient Air Quality Standards
Nasdaq	The Nasdaq Stock Market
NERC	North American Electric Reliability Corporation
NGO	Nongovernment Organizations
NNG	Northern Natural Gas Company
NOV	Notice of Violation
NOx	Nitrogen Oxides
NYSE	New York Stock Exchange
PCBs	Polychlorinated Biphenyls
PGA	Purchased Gas Adjustment clause
PJM	PJM Interconnection, LLC (a regional transmission organization)
PM	Particulate Matter
PPA	Purchased power agreement
ppb	Parts Per Billion
PSCW	Public Service Commission of Wisconsin
REC	Renewable Energy Credit
Riverside	Riverside Energy Center in Beloit, Wisconsin
ROE	Return on Equity
RTO	Regional Transmission Organization
SCR	Selective Catalytic Reduction
SEC	Securities and Exchange Commission
SIP	State Implementation Plan
SO2	Sulfur Dioxide
the State	State of Wisconsin
Stock Plan	Direct Stock Purchase and Dividend Reinvestment Plan of MGE Energy
Tax Act	Tax Cuts and Jobs Act
UW	University of Wisconsin at Madison
VIE	Variable Interest Entity
WCCF	West Campus Cogeneration Facility
WDNR	Wisconsin Department of Natural Resources
WEPCO	Wisconsin Electric Power Company
Working capital	Current assets less current liabilities
WPDES	Wisconsin Pollutant Discharge Elimination System
WPL	Wisconsin Power and Light Company
WPSC	Wisconsin Public Service Corporation
WRERA	Worker, Retiree and Employer Recovery Act of 2008
XBRL	eXtensible Business Reporting Language

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

•

Transmission investments – representing our investment in American Transmission Company LLC, a company engaged in the business of providing electric transmission services primarily in Wisconsin, and our investment in ATC Holdco LLC, a company created to facilitate out-of-state electric transmission development and investments.

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

At December 31, 2017, MGE supplied electric service to approximately 151,000 customers, with approximately 90% located in the cities of Fitchburg, Madison, Middleton, and Monona and 10% in adjacent areas. Of the total number of customers, approximately 87% were residential and 13% were commercial or industrial. Electric retail revenues for 2017, 2016, and 2015 were comprised of the following:

	Year Ended December 31,
	2017	2016	2015
Residential	33.5%	33.9%	32.6%
Commercial	53.2%	52.9%	53.2%
Industrial	4.0%	4.4%	4.8%
Public authorities (including the UW)	9.3%	8.8%	9.4%
Total	100.0%	100.0%	100.0%

Electric operations accounted for approximately 73.6%, 75.2%, and 74.2% of MGE's total 2017, 2016, and 2015 regulated revenues, respectively.

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

Fuel supply and generation

MGE satisfies its customers' electric demand with internal generation and purchased power. Sources used depend on market prices, generating unit availability, weather, and customer demand. During 2017, 2016, and 2015, MGE's electric energy delivery requirements were satisfied from the following fuel sources:

	Year Ended December 31,
	2017	2016	2015
Coal	52.7%	48.3%	48.0%
Natural gas(a)	11.3%	18.6%	9.1%
Renewable sources(b)	12.4%	10.8%	11.2%
Purchased power	23.6%	22.3%	31.7%
Total	100.0%	100.0%	100.0%

(a)

MGE's electric operations burn natural gas in several of its peaking power plants. The market price of natural gas decreased in 2016, which improved the economics of natural gas-fueled generation over other types of generation.

(b)

Includes both internal generation and purchased power.

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

Purchased power

MGE enters into short and long-term purchase power commitments with third parties to meet a portion of its anticipated electric energy supply needs. The following table identifies purchase power commitments at December 31, 2017, with unaffiliated parties for the next five years.

(Megawatts)	2018	2019	2020	2021	2022
Purchase power commitments	102.5	98.5	98.5	98.5	48.5

Gas Utility Operations

MGE transports and distributes natural gas in a service area covering 1,682 square miles in seven south-central Wisconsin counties. The service area includes the city of Madison, Wisconsin and surrounding areas.

At December 31, 2017, MGE supplied natural gas service to approximately 158,000 customers in the cities of Elroy, Fitchburg, Lodi, Madison, Middleton, Monona, Prairie du Chien, Verona, and Viroqua; 25 villages; and all or parts of 50 townships. Of the total number of customers, approximately 90% were residential and 10% were commercial or industrial. Gas revenues for 2017, 2016, and 2015 were comprised of the following:

	Year Ended December 31,
	2017	2016	2015
Residential	59.6%	60.2%	59.4%
Commercial	35.8%	34.9%	35.7%
Industrial	1.3%	1.1%	1.3%
Transportation service and other	3.3%	3.8%	3.6%
Total	100.0%	100.0%	100.0%

Gas operations accounted for approximately 26.4%, 24.8%, and 25.8% of MGE's total 2017, 2016, and 2015 regulated revenues, respectively.

MGE can curtail gas deliveries to its interruptible customers. Approximately 4% of retail gas deliveries in 2017 and approximately 3% in 2016 and 2015 were to interruptible customers.

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

By contract, a total of 5,911,240 Dth of gas can be injected into ANR's storage fields in Michigan from April 1 through October 31. These gas supplies are then available for withdrawal during the subsequent heating season, November 1 through March 31. Using storage allows MGE to buy gas supplies during the summer season, when prices are normally lower, and withdraw these supplies during the winter season, when prices are typically higher. Storage also gives MGE more flexibility in meeting daily load fluctuations.

MGE's contracts for firm transportation service of gas include winter maximum daily quantities of:

•

167,150 Dth (including 106,078 Dth of storage withdrawals) on ANR.

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

Transmission Investments

ATC owns and operates electric transmission facilities primarily in Wisconsin. MGE received an interest in ATC when it, like other Wisconsin electric utilities, contributed its electric transmission facilities to ATC as required by Wisconsin law. That interest is presently held by MGE Transco, which is owned by MGE Energy. At December 31, 2017, MGE Transco held a 3.6% ownership interest in ATC.

In 2016, ATC Holdco was formed by several of the members of ATC, including MGE Energy, to facilitate electric transmission development and investments outside of Wisconsin. MGE Energy's ownership interest in ATC Holdco is held by MGEE Transco, a wholly-owned subsidiary. At December 31, 2017, MGEE Transco held a 4.4% ownership interest in ATC Holdco. In the near term, it is expected that ATC Holdco will be pursuing transmission development opportunities that typically have long development and investment lead times before becoming operational.

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

Water Quality

EPA's Effluent Limitations Guidelines and Standards for Steam Electric Power Generating Point Source Category

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

EPA Cooling Water Intake Rules (Section 316(b))

Section 316(b) of the Clean Water Act requires that the cooling water intake structures at electric power plants meet best available technology standards so that mortality from entrainment (drawing aquatic life into a plant's cooling system) and impingement (trapping aquatic life on screens) are reduced. The EPA finalized its Section 316(b) rule for existing facilities in 2014. Section 316(b) requirements are implemented in Wisconsin through modifications to plants' WPDES permits, which govern plant wastewater discharges.

Our WCCF, Blount, and Columbia plants are considered existing plants under this rule. Our WCCF facility already employs a system that meets the Section 316(b) rule. Our Blount plant's WPDES permit assumes that Blount meets best technology available (BTA) for the duration of the permit, which expires in 2023. However, MGE needs to perform an entrainment study by the end of 2021 to determine future BTA, which will be included with the next permit renewal. Section 316(b) applies to river intakes at our Columbia plant. The operator of our Columbia plant is conducting an intake study to demonstrate compliance with the Section 316(b) rule and/or identify design criteria needed to meet the new rule requirements prior to Columbia's WPDES permit renewal. The results of this study will determine if Columbia will have additional requirements in its WPDES renewal. The exact requirements at Blount and Columbia, however, will remain unknown until those sites' WPDES permits are modified to account for this rule. Nonetheless, MGE expects that the Section 316(b) rule will not have material effects on its existing plants.

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

Ozone NAAQS

In October 2015, the EPA revised the primary and secondary ozone NAAQS, lowering it to 70 ppb. In December 2017, the EPA informed the Governor of Wisconsin of its proposal to designate Milwaukee County, where MGE's Elm Road Units are located, as being in nonattainment with this standard. If finalized by the EPA, a nonattainment designation may have an effect on operations at our Elm Road Units, however, the NAAQS process involves many steps and any effect on our generation units will not be fully understood until the State of Wisconsin develops, receives approval for, and finalizes an implementation plan for any counties found to be in nonattainment.

The State of Wisconsin has joined a lawsuit filed by several states challenging the 2015 ozone standard. The lawsuit has been stayed at the request of the EPA which is reviewing the 2015 standard and may repeal or modify the standard. MGE will continue to monitor the EPA's progress on attainment designations and related litigation to assess potential impacts at our facilities, particularly our Elm Road Units.

EPA's Cross-State Air Pollution Rule: Proposed Ozone Season Update based on 2008 Ozone NAAQS

In October 2016, the EPA finalized rulemaking for an update to CSAPR that incorporated 2008 Ozone NAAQS standards into the rule (the original CSAPR was based on 1997 Ozone NAAQS standards) and began further reducing summertime ozone season NOx allowances in 2017. The update affects 22 states, including Wisconsin, by further limiting statewide NOx allowances in each of those states. The rule also includes revisions to CSAPR that are designed to address issues remaining from the D.C. Circuit remand of CSAPR, including Wisconsin's inclusion in the NOx ozone season portion of the rule. The State of Wisconsin filed a legal challenge to the CSAPR update rule asserting, among other things, that the rule over-controls NOx emissions in Wisconsin.

MGE intends to meet the rule requirements through a combination of reduced emissions through pollution control (e.g. SCR installation at Columbia), as well as owned, received, and purchased allowances. Until MGE fully understand our long-term costs associated with compliance, the results of the pending litigation, the impact of the pollution controls installed at Columbia, and the ozone season market stabilizes, there remains some uncertainty about our future costs to comply. Depending on the cost of allowances in future years, this requirement may or may not be material for MGE.

Global Climate Change

MGE is a producer of greenhouse gas (GHG) emissions, primarily from the fossil fuel generating facilities it uses to meet customers' energy needs, as well as from its natural gas pipeline system and fleet vehicles. Climate change and the regulatory response to it could significantly affect our operations in a number of ways, including increased operating costs and capital expenditures, restrictions on energy supply options, operational limits on our fossil fuel fired plants, permitting difficulties, and emission limits. MGE management would expect to seek and receive rate recovery of such compliance costs, if and when required. MGE continues to monitor proposed climate change legislation and regulation.

MGE has taken steps to address GHG emissions through voluntary actions. In 2005, MGE implemented its Energy 2015 Plan, which committed to ensuring a balanced, economic energy supply with reduced environmental emissions. The Plan emphasized increased renewable energy, energy efficiency, and new cleaner generation – three strategies that reduced GHG emissions. Under the Plan and other actions, our CO2 emissions declined from 2005 to 2015 by approximately 20% even though total system energy increased. In 2015, MGE announced its Energy 2030 framework that continues steps to reduce CO2 emissions. Subject to regulatory approvals and other conditions, MGE aims to increase renewable energy to 25% of retail electric sales by 2025 and to 30% by 2030. Under our Energy 2030 framework, we will also work to reduce CO2 emissions by 40% from 2005 levels by 2030. MGE is further committed to reducing carbon emissions by 80% from 2005 levels by 2050.

Greenhouse Gas Regulation

EPA's Greenhouse Gas Reduction Guidelines under the Clean Air Act 111d Rule

The EPA's Clean Power Plan (CPP) rule became effective in December 2015, setting guidelines for states to use in developing plans to control GHG emissions from existing fossil fuel-fired EGUs and systems. When fully implemented in 2030, the CPP was projected to reduce GHG emissions from this sector by 32% below 2005 levels. States were given up to three years to submit a plan or be subject to a federal plan to meet the reduction goals, and states were expected to meet interim goals starting in 2022 and the final goals in 2030. Implementation of the rule was expected to have a direct impact on coal and natural gas fired generating units, including possible changes in dispatch and additional operating costs.

In October 2015, many states (including Wisconsin) and other litigants filed petitions with the U.S. Court of Appeals for the District of Columbia Circuit. On January 26, 2016, several parties filed a request for a stay of the CPP with the U.S. Supreme Court; and in February 2016, the U.S. Supreme Court issued an order staying the final CPP rule. The stay will remain in effect until the D.C. Circuit Court reaches its decision and the U.S. Supreme Court either declines to review the lower court's decision or reaches a decision of its own. During the pendency of the stay, states are not required to submit implementation plans and the EPA will not enforce deadlines or issue a federal plan for any state.

In October 2017, the EPA published a proposed rule announcing the EPA's intention to repeal the CPP and has sought public comment on whether to replace the rule, and if so how. In December 2017, the EPA published an Advanced Notice of Proposed Rulemaking (ANPR) to solicit information from the public as it considers a future rule to limit greenhouse gas emissions from electric generating units.

Given the pending legal proceedings, and the ANPR, the nature and timing of any final requirements is subject to uncertainty. If the rule remains substantially in its present form, it is expected to have a material impact on MGE. MGE will continue to monitor developments with this proposed rule.

Solid Waste

EPA's Coal Combustion Residuals Rule

EPA's Coal Combustion Residuals (CCR) rule regulates landfills, ash ponds, and other surface impoundments used to manage coal combustion residuals by regulating their design, location, monitoring, and operation. The CCR rule is implemented in phases to allow for sites with onsite storage and/or disposal to evaluate their compliance with the rule's design criteria. Landfills, impoundments and ash storage systems, such as ash ponds, that cannot meet design criteria will need to close formally within defined timeframes.

Columbia's operator has completed a review of their system and has determined that an onsite ash pond will need to be closed by 2023. Columbia's operator will install a dry ash handling system to replace the ash pond. The dry ash handling system installation is planned for 2020-2021. In 2015, MGE recorded an asset retirement obligation for its share of the legal liability associated with the effect of the CCR rule. Actual costs of compliance may be different than the amount recorded due to potential changes in compliance strategies that will be used, as well as other potential cost estimate changes. Management believes compliance costs will be recovered in future rates based on previous treatment of environmental compliance projects.

Columbia

Based upon current available information, compliance with various environmental requirements and initiatives is expected to result in significant additional operating and capital expenditures at Columbia as noted below.

Columbia Clean Air Act Litigation

Columbia is a coal-fired generating station operated by WPL in which WPL, WPSC, and MGE have ownership interests. In December 2009, the EPA sent a Notice of Violation (NOV) to the co-owners, including MGE. The NOV alleged that WPL and the Columbia co-owners failed to comply with appropriate pre-construction review and permitting requirements and, as a result, violated the Prevention of Significant Deterioration program requirements, Title V Operating Permit requirements of the CAA, and the Wisconsin SIP. In June 2013, the court approved and entered a consent decree entered by the EPA, Sierra Club, and the co-owners of Columbia. One of the requirements of the consent decree requires installation of an SCR system at Columbia Unit 2 by December 31, 2018. Installation of the SCR has been approved by the PSCW. The SCR project is currently under construction and is expected to be placed in service in 2018. MGE's portion of capital expenditures (past and future) for the SCR is expected to be approximately $19-$24 million.

Employees

As of December 31, 2017, MGE had 712 employees. MGE employs 228 employees who are covered by a collective bargaining agreement with Local Union 2304 of the International Brotherhood of Electrical Workers and 90 employees who are covered by a collective bargaining agreement with Local Union No. 39 of the Office and Professional Employees International Union. Both of these collective bargaining agreements expire on April 30, 2018. There are also 5 employees covered by a collective bargaining agreement with Local Union No. 2006, Unit 6 of the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial, and Service Workers International Union. This collective bargaining agreement expires on October 31, 2018.

Financial Information About Segments

See Footnote 20 of the Notes to the Consolidated Financial Statements for financial information relating to MGE Energy's and MGE's business segments.

Executive Officers of the Registrants

As of December 31, 2017, the executive officers of the registrants were as follows:

Executive	Title	Effective Date	Service Years as an Officer
Jeffrey M. Keebler(a) Age: 46	President and Chief Executive Officer Senior Vice President – Energy Supply and Planning	03/01/2017 07/23/2015	6
	Assistant VP – Energy Supply and Customer Service	01/01/2012

Craig A. Fenrick(b)	Executive Vice President – Energy Operations	03/01/2017	11
Age: 58	Senior Vice President – Energy Operations	07/23/2015
	Vice President – Energy Delivery	02/10/2015
	Vice President – Electric Transmission and Distribution	01/01/2012

Lynn K. Hobbie(b)	Executive Vice President – Marketing and Communications	03/01/2017	23
Age: 59	Senior Vice President – Marketing and Communications	02/01/2000

Jeffrey C. Newman(a)	Executive Vice President, Chief Financial Officer, Secretary	03/01/2017	20
Age: 55	and Treasurer
	Senior Vice President, Chief Financial Officer, Secretary	07/23/2015
	and Treasurer
	Vice President, Chief Financial Officer, Secretary and Treasurer	01/01/2009

Cari Anne Renlund(b) Age: 44	Vice President and General Counsel Dewitt Ross & Stevens S.C. (law firm) – Partner	11/02/2015 06/11 – 10/15	2

(a)

Executive officer of MGE Energy and MGE.

(b)

Executive officer of MGE.

•

Effective March 1, 2017, Gary J. Wolter retired as President and Chief Executive Officer.

•

Ages, years of service, and positions as of December 31, 2017.

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

Our utility revenues are subject to regulatory proceedings, which can affect our ability to recover, and the timing of recovery of, costs that we incur in our operations.

Our utility customer rates have a material impact on our financial condition, results of operations, and liquidity. Our ability to obtain adjustments to those rates depends upon timely regulatory action under applicable statues and regulations. Rate regulation is based on providing an opportunity to recover costs that have been reasonably incurred and the ability to earn a reasonable rate of return on invested capital. However, there is no assurance that our regulators will consider all of our costs to have been reasonably incurred. In addition, our rate proceedings may not always result in rates that fully recover our costs or provide for a reasonable return on equity (ROE). Certain costs and revenues are deferred as regulatory assets and liabilities for future recovery or refund to customers, as authorized by our regulators. If recovery of regulatory assets is not approved or is no longer deemed probable, these costs would be recognized in current period expense and could materially and adversely impact on our operations and financial performance.

We could be subject to higher costs and potential penalties resulting from mandatory reliability standards.

MGE must adhere in its electric distribution system to mandatory reliability standards established by NERC. These standards cover areas such as critical infrastructure protection, emergency preparedness, facility design, and transmission operations, among others. The critical infrastructure protection standards focus on physical and access security of cyber assets, as well as incident response and recovery planning. Compliance with these standards affects operating costs, and any noncompliance can result in sanctions, including monetary penalties.

We are subject to changing environmental laws and regulations that may affect our costs and business plans.

Our subsidiaries are subject to environmental laws and regulations that affect the manner in which they conduct business, including capital expenditures, operating costs and potential liabilities. Changes and developments in these laws and evolving regulations may alter or limit our business plans, make them more costly, or expose us to liabilities for past, present or future operations.

Numerous environmental laws and regulations govern many aspects of our present and future operations, including air emissions limits and reporting; ambient air quality standards; water quality; water intake and discharges; wetlands; solid and hazardous waste; handling and disposal of hazardous substances; protection of endangered resources, such as threatened and endangered species, protection of cultural resources and archaeological sites; remediation and management of contaminated sites; and control of potential pollution from electric and gas construction sites. These evolving regulations affect us by:

•

Introducing uncertainty into our planning and capital expenditures processes, as changes in requirements may affect the timing and choice of compliance methods and require costly revisions to prior plans and commitments.

•

Imposing or modifying limits on the operations of our facilities in order to meet restrictions on air emissions, water use or water discharges.

•

Requiring capital expenditures and changes in operating procedures and costs as a result of the need to install additional pollution controls or more advanced technology or equipment at new or existing facilities.

•

Mandating increasing purchases of renewable energy, which affects the use of existing generation, and energy efficiency initiatives, which affect revenues.

In addition, we face costs associated with site clean-up costs associated with prior operations. We also face costs as a result of a settlement related to the operation of the Columbia Plant, which will require additional capital expenditure and changes in operations at that generating facility.

We may be subject to future laws, regulations, or actions associated with public concern with fossil-fuel generation, greenhouse gases and the effects of global climate change.

Our subsidiaries operate or co-own electric power plants that burn fossil fuels, deliver natural gas, and deliver electricity to customers. These business activities are subject to evolving public concern regarding greenhouse gases (GHG), and legislative and regulatory action, and possible litigation, in response to that public concern. The primary greenhouse gas associated with our subsidiaries' combustion of fossil fuels, and the largest emission in our system overall, is carbon dioxide (CO2).

Our subsidiaries could incur costs from the regulation of GHG from power plants, natural gas delivery, greenhouse gases used in power distribution, and efficiencies lost during power distribution. While the current State and Federal governments are unlikely to pass comprehensive greenhouse gas legislation or regulations in the immediate future, future legislation is likely. In addition, litigation by environmental nongovernment organizations (NGOs) targeting GHG emissions from the electric power industry is also likely if the federal government fails to act on greenhouse gas initiatives. We may also incur costs associated with actions taken due to investor interest in reducing our subsidiaries' reliance on fossil fuel generation, and coal in particular. Investors may also move away from investing in fossil fuel generated electricity for reputational or perceived risk-related reasons. These matters represent uncertainties in the operation and management of our business.

We face risks associated with the passing of the new tax reform.

On December 22, 2017, President Trump signed the Tax Cuts and Jobs Act (Tax Act) into law. The passing of the law significantly lowers MGE's corporate tax rates and triggers a remeasurement of deferred taxes. We have reflected estimates of the impact of the Tax Act in our year-end 2017 financial results; however, those estimates could be affected by, and require subsequent adjustment as a result of, clarity and regulatory guidance that develops around the Tax Act and its implementation during 2018. Furthermore, while regulation allows us to incorporate changes in tax law into the rate-setting process, there will most likely be timing delays before realization of the changes.

We face risk for the recovery of fuel and purchased power costs.

MGE has price risk exposure with respect to the price of natural gas, electricity, coal, emission credits, and oil. MGE burns natural gas in several of its peak electric generation facilities, and in many cases, the cost of purchased power is tied to the cost of natural gas. In the event of an unexpected interruption in energy supply, whether due to equipment problems, transmission constraints or otherwise, we may incur additional costs to obtain alternative sources of energy supply, in order to meet our contractual or regulatory obligations to our customers. Under the electric fuel rules, MGE is required to defer electric fuel-related costs that fall outside a symmetrical cost tolerance band that is currently plus or minus 2% around the amount approved in its most recent rate order. Any over/under recovery of the actual costs in a year is determined in the following year and is then reflected in future billings to electric retail customers. Under the electric fuel rules, MGE is required to defer the benefit of lower costs, if its actual fuel costs fall outside the lower end of the range, and is required to defer costs, less any excess revenues, if its actual fuel costs exceed the upper end of the range. Excess revenues are defined as revenues in the year in question that provide MGE with a greater return on common equity than authorized by the PSCW in MGE's latest rate order. MGE assumes the risks and benefits of variances that are within the cost tolerance band.

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

We could be adversely affected by changes in the development, and utilization by our customers, of power generation, storage, and use technologies.

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

Changes in power generation, storage, and use technologies could have significant effects on customer behaviors and their energy consumption. Customers could engage in individual conservation efforts by voluntarily reducing their consumption of electricity through changes in energy use and through the use of more energy efficient lighting, appliances, and equipment. They could also change their consumption of electricity from us through the installation of alternative energy sources, such as roof top solar panels and micro turbines for self-supply. Customer energy conservation could adversely affect our results of operations by reducing our revenues without necessarily changing our operating costs due to our obligation to serve.

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

We are exposed to additional purchased power costs to the extent that our power needs cannot be fully covered by the supplies available from our existing facilities and contractual arrangements. Those needs, and our costs, could be affected by:

•

Increased demand due to, for example, abnormal weather, customer growth, or customer obligations,

•

The inability to transmit our contracted power from its generation source to our customers due to transmission line constraints, outages, or equipment failures,

16

•

Reductions in the availability of power from our owned or contracted generation sources due to equipment failures, shortages of fuel or environmental limitations on operations, and

•

Failure to perform on the part of any party from which we purchase capacity or energy, whether due to equipment failures, transmission constraints or other causes.

An unexpected change in demand or the availability of generation or transmission facilities can expose us to increased costs of sourcing electricity in the short-term market where pricing may be more volatile.

The equipment and facilities in our operational system are subject to risks which may adversely affect our financial performance.

Weather conditions, accidents, and catastrophic events can result in damage or failures of equipment or facilities and disrupt or limit our ability to generate, transmit, transport, purchase, or distribute electricity and gas. Efforts to repair or replace equipment and facilities may take prolonged periods or may be unsuccessful, or we may be unable to make the necessary improvements to our operational system, causing service interruptions. Furthermore, our electric generation facilities are interconnected with third-party transmission providers. Damages or failures of equipment or facilities, of these providers are out of MGE's control, but could also lead to service interruptions. The resulting interruption of services would result in lost revenues and additional costs. We are also exposed to the risk of accidents or other incidents that could result in damage to or destruction of our facilities or damage to persons or property. Such issues could adversely affect revenues or increase costs to repair and maintain our systems.

Our operations and confidential information are subject to the risk of cyber-attacks.

Our operations rely on sophisticated information technology systems and networks. Cyber-attacks targeting our electronic control systems used at our generating facilities and for electric and gas distribution systems, including denial of service and ransomware attacks, could result in a full or partial disruption of our operations. Any disruption of these operations could result in a loss of service to customers and loss of revenue, as well as significant expense to repair system damage and remedy security breaches.

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

We operate in a highly engineered industry that requires the continued operation of sophisticated information technology systems and network infrastructure to manage our finances, to operate our control facilities, to provide electric and gas service to our customers, and to enable compliance with applicable regulatory requirements. Our computer-based systems are vulnerable to interruption or failure due to the age of certain systems, the introduction of viruses, malware, ransomware, security breaches, fire, power loss, system malfunction, network outages and other events, which may be beyond our control. System interruptions or failures, whether isolated or more widespread, could impact our ability to provide service to our customers, which could have a material adverse effect on our operations and financial performance.

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

We face construction risk in connection with the completion of the Saratoga Wind Farm project.

The 66-megawatt (MW) wind farm project is subject to various risks that could cause costs to increase or delays in completion. These risks include shortages of, the inability to obtain, the cost of, and the consistency of, labor, materials and equipment; the inability of the contractors to perform under their contracts; the inability to agree to terms of contracts or disputes in contract terms; work stoppages; adverse weather conditions; the inability to obtain necessary permits in a timely manner; changes in applicable laws or regulations; adverse interpretation or enforcement of permit conditions; governmental actions; legal action; and unforeseen engineering or technology issues. If the project is over budget, we may not be able to recover those excess costs. Inability to recover excess costs, or inability to complete the project in a timely manner, could adversely impact our financial condition and results of operations.

Failure to successfully manage the implementation of our Enterprise Forward corporate initiative could adversely affect our operations.

In 2017, MGE committed to undertake a multi-year project aimed at transforming our foundational customer engagement capabilities and enabling it to be flexible in delivering new products and services as outlined in our energy 2030 framework. These objectives are expected to be accomplished through the implementation of a new customer information system, enterprise resource planning platform, along with other solutions that meet the goals of the initiative. Integrating new systems is complex, costly and time consuming. If the systems and related processes do not operate as intended, it could result in disruptions to our business as well as unrecoverable excess costs. Inability to recover excess costs, or inability to implement the project successfully and in a timely manner, could adversely impact our financial condition and results of operations.

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

The credit markets have experienced disruption and uncertainty in prior years. To the extent that such issues affect the ability or willingness of credit providers or investors to participate in the credit markets or particular types of investments, or affect their perception of the risk associated with particular types of investments, our cost of borrowing could be affected. We also rely on our strong credit ratings to access the credit markets. If our credit ratings are downgraded for any reason, borrowing costs could increase, potential investors could decrease, or we could be required to provide additional credit assurance, including cash collateral, to contract counterparties.

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

The stock market can be volatile, and various factors, could cause our stock price to decline.

The stock market has experienced, and may continue to experience, fluctuations that significantly impact the market prices of securities issued by many companies. Many factors affect the volatility and price of our common stock in addition to our operating results and prospects, including changes locally and in the broader economy affecting levels of economic activity, technological change, the level of interest rates and yields on other investments, and the effects of the other risk factors discussed in this report. Our stock price could fluctuate significantly in response to our quarterly or annual results, as well as factors affecting the broader economy that are beyond our control.

Item 1B. Unresolved Staff Comments.

MGE Energy and MGE

None.

Item 2. Properties.

Electric Generation

Net summer rated capacity in service at December 31, 2017, was as follows:

Plants	Location	Commercial Operation Date	Fuel	Net Summer Rated Capacity (MW)(a)	No. of Units
Steam plants:
Columbia	Portage, WI	1975 & 1978	Low-sulfur coal	221(b,c)	2
Blount	Madison, WI	1957 & 1961	Gas	102(g)	2
WCCF	Madison, WI	2005	Gas/oil	124(d)	2
Elm Road Units	Oak Creek, WI	2010 & 2011	Coal	106(b,e)	2
Combustion turbines	Madison, WI	1964-2000	Gas/oil	147(f)	6
	Marinette, WI
Portable generators	Madison, WI	1998-2001	Diesel	49(g)	54
Wind turbines	Townships of Lincoln
	and Red River, WI	1999	Wind	1(g,h)	17
	Township of
	Brookfield, IA	2008	Wind	4(g,i)	18
Total				754

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

(e)

MGE's share. See "Elm Road" below.

(f)

Four facilities are owned by MGE, and two facilities are leased. The leased facilities are under an agreement ending July 2018.

(g)

These facilities are owned by MGE.

(h)

Nameplate capacity rating is 11 MW.

(i)

Nameplate capacity rating is 30 MW.

Columbia

MGE and two other utilities jointly own Columbia, a coal-fired generating facility consisting of two 512 MW units, which, at December 31, 2017, accounts for 29% of MGE's net summer rated capacity. Power from this facility is shared in proportion to each owner's ownership interest. At December 31, 2017, MGE had a 20.4% ownership interest in Columbia. The other owners are WPL, which operates Columbia, and WPSC. The Columbia units burn low-sulfur coal obtained from the Powder River Basin coal fields located in Wyoming. The coal inventory supply for the Columbia units decreased from approximately 65 days on December 31, 2016, to approximately 61 days on December 31, 2017. See "Executive Overview" under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of the reduction in MGE's ownership share in Columbia commencing January 2017 and continuing through June 2020.

Elm Road Units

MGE Power Elm Road and two other owners own undivided interests in the Elm Road Units, consisting of two 615 MW units, which, at December 31, 2017, account for 14% of MGE's net summer rated capacity. Power from these units is shared in proportion to each owner's ownership interest. MGE Power Elm Road owns an 8.33% ownership interest in the Elm Road Units, and its interest in the Elm Road Units is leased to MGE. The other owners are Wisconsin Energy Corporation, which operates the Units, and WPPI Energy, Inc. The Elm Road Units burn bituminous coal obtained from northern West Virginia and southwestern Pennsylvania, and Powder River Basin coal from Wyoming. MGE's share of the coal inventory supply for the Elm Road Units decreased from approximately 51 days on December 31, 2016, to approximately 48 days on December 31, 2017.

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

Electric and Gas Distribution Facilities

At December 31, 2017, MGE owned 868 miles of overhead electric distribution line and 1,261 miles of underground electric distribution cable, all of which are located in Wisconsin. These electric distribution facilities are connected by approximately 52 substations, installed with a capacity of 1,202,500 kVA. MGE's gas facilities include 2,843 miles of distribution mains, which are all owned by MGE.

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

Encumbrances

The principal plants and properties of MGE are subject to the lien of its Indenture of Mortgage and Deed of Trust dated as of January 1, 1946, as amended and supplemented, under which MGE's first mortgage bonds are issued. As of December 31, 2017, there were $1.2 million of first mortgage bonds outstanding. See Footnote 9 of the Notes to Consolidated Financial Statements for additional information regarding MGE's first mortgage bonds.

MGE Power Elm Road has collaterally assigned its right to lease payments from MGE for the Elm Road Units in order to secure the repayment of $60.0 million of senior secured notes issued by MGE Power Elm Road. See Footnote 9 of the Notes to Consolidated Financial Statements for additional information regarding these senior notes.

MGE Power West Campus has collaterally assigned its right to lease payments from MGE for the WCCF in order to secure the repayment of $43.4 million of senior secured notes issued by MGE Power West Campus. See Footnote 9 of the Notes to Consolidated Financial Statements for additional information regarding these senior notes.

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

PART II.

Item 5. Market for Registrants' Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market for Common Equity

MGE Energy

MGE Energy common stock is traded on Nasdaq under the symbol MGEE. On February 1, 2018, there were approximately 38,928 shareholders of record. The following table shows high and low sale prices for the common stock on Nasdaq for each quarter over the past two years.

	Common Stock Price Range
	2017		2016
	High	Low	High	Low
Fourth quarter	$68.10	$61.40	$66.85	$53.48
Third quarter	$68.70	$61.80	$59.49	$53.78
Second quarter	$68.60	$62.60	$56.54	$47.90
First quarter	$67.20	$60.30	$53.48	$44.83

MGE

As of February 1, 2018, there were 17,347,894 outstanding shares of common stock, all of which were held by MGE Energy. There is no market for shares of common stock of MGE.

Dividends

MGE Energy

The following table sets forth MGE Energy's quarterly cash dividends per share declared during 2017 and 2016:

(Per share)	2017	2016
Fourth quarter	$0.323	$0.308
Third quarter	$0.323	$0.308
Second quarter	$0.308	$0.295
First quarter	$0.308	$0.295

MGE

The following table sets forth MGE's quarterly cash dividends declared during 2017 and 2016:

(In thousands)	2017	2016
Fourth quarter	$10,000	$10,000
Third quarter	$10,000	$15,000
Second quarter	$10,000	$15,000
First quarter	$15,000	$10,000

See discussion below for a description of restrictions applicable to dividend payments by MGE.

Dividend Restrictions

Dividend payments by MGE to MGE Energy are subject to restrictions arising under a PSCW rate order and, to a lesser degree, MGE's first mortgage bonds. The PSCW order restricts any dividends, above the PSCW authorized amount of $70.8 million, that MGE may pay MGE Energy if its common equity ratio, calculated in the manner used in the rate proceeding, is less than 55%. MGE's thirteen month rolling average common equity ratio at December 31, 2017, is 58.5%, as determined under the calculation used in the rate proceeding. This restriction did not impact MGE's payment of dividends in 2017. Cash dividends of $45.0 million and $50.0 million were paid by MGE to MGE Energy in 2017 and 2016, respectively. In 2016, MGE also transferred its ownership interest in MGE Transco to MGE Energy in the form of a dividend in kind of $15.8 million. The rate proceeding calculation includes as indebtedness imputed amounts for MGE's outstanding purchase power capacity payments and other PSCW adjustments, but does not include the indebtedness associated with MGE Power Elm Road and MGE Power West Campus, which are consolidated into MGE's financial statements but are not direct obligations of MGE.

MGE has covenanted with the holders of its first mortgage bonds not to declare or pay any dividend or make any other distribution on or purchase any shares of its common stock unless, after giving effect thereto, the aggregate amount of all such dividends and distributions and all amounts applied to such purchases, after December 31, 1945, shall not exceed the earned surplus (retained earnings) accumulated subsequent to December 31, 1945. As of December 31, 2017, approximately $343.3 million was available for the payment of dividends under this covenant.

Issuer Purchases of Equity Securities

MGE Energy

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs*
October 1-31, 2017	25,607	$65.64	-	-
November 1-30, 2017	15,695	66.21	-	-
December 1-31, 2017	52,997	63.50	-	-
Total	94,299	$64.53	-	-

*

Under the MGE Energy, Inc. Direct Stock Purchase and Dividend Reinvestment Plan (Stock Plan), common stock shares deliverable to plan participants may be either newly issued shares or shares purchased on the open market, as determined from time to time by MGE Energy. MGE Energy's transfer agent uses open market purchases to provide shares to meet obligations to participants in the Stock Plan. The shares are purchased on the open market through their securities broker-dealer and then are reissued under the Stock Plan as needed to meet share delivery requirements. The volume and timing of share repurchases in the open market depends upon the level of dividend reinvestment and optional share purchases being made from time to time by plan participants. As a result, there is no specified maximum number of shares to be repurchased and no specified termination date for the repurchases. All shares issued through the Stock Plan, whether newly issued or reissued following open market purchases, are issued and sold by MGE Energy pursuant to a registration statement that was filed with the SEC and is currently effective.

MGE

None.

Stock Performance Graph

The performance graph below illustrates a five-year comparison of cumulative total returns based on an initial investment of $1,000 in MGE Energy common stock, as compared with the Russell 2000 and the EEI Index for the period 2012 through 2017. The EEI Index reflects the consolidated performance of Edison Electric Institute investor-owned electric utilities.

Cumulative Five-Year Total Return Comparison

(assumes $1,000 invested on 12/31/2012 with dividends reinvested)

Value of Investment at December 31,

	2012	2013	2014	2015	2016	2017
MGEE	$1,000	$1,167	$1,422	$1,488	$2,141	$2,109
Russell 2000	1,000	1,388	1,456	1,392	1,688	1,936
EEI Index	1,000	1,130	1,457	1,400	1,644	1,837

Item 6. Selected Financial Data.

MGE Energy, Inc.

(In thousands, except per share amounts)

	For the Years Ended December 31,
	2017	2016	2015	2014	2013
Summary of Operations
Operating revenues:
Electric	$414,274	$410,202	$420,291	$398,132	$409,425
Gas	148,825	134,543	143,737	221,720	181,462
Total operating revenues	563,099	544,745	564,028	619,852	590,887
Operating expenses	415,069	396,455	419,894	462,102	444,293
Other general taxes	19,294	20,062	19,879	19,652	18,607
Operating income	128,736	128,228	124,255	138,098	127,987
Other income, net	10,288	9,711	8,613	10,079	10,701
Interest expense, net	(19,324)	(19,866)	(20,162)	(19,673)	(18,924)
Income before taxes	119,700	118,073	112,706	128,504	119,764
Income tax provision(a)	(22,094)	(42,513)	(41,363)	(48,185)	(44,859)
Net income	$97,606	$75,560	$71,343	$80,319	$74,905
Average shares outstanding	34,668	34,668	34,668	34,668	34,668
Basic and diluted earnings per share	$2.82	$2.18	$2.06	$2.32	$2.16
Dividends declared per share	$1.26	$1.21	$1.16	$1.11	$1.07

Assets
Electric	$1,043,181	$1,021,905	$974,235	$945,790	$896,864
Gas	344,337	318,603	298,435	306,106	264,099
Assets not allocated	26,345	27,338	49,753	41,124	19,853
Nonregulated energy operations	270,384	271,277	277,858	280,542	287,042
Transmission investments(a)	61,783	74,535	69,470	67,697	64,504
All others	485,548	465,202	434,868	438,898	431,436
Eliminations	(376,396)	(377,800)	(378,216)	(390,636)	(389,800)
Total assets	$1,855,182	$1,801,060	$1,726,403	$1,689,521	$1,573,998

Capitalization including Short-Term Debt
Common shareholders' equity	$778,187	$724,088	$690,458	$659,401	$617,510
Long-term debt(b)	422,613	387,124	391,010	394,775	398,454
Short-term debt	4,000	-	-	7,000	-
Total capitalization and short-term debt	$1,204,800	$1,111,212	$1,081,468	$1,061,176	$1,015,964

(a)

In December 2017, a one-time tax impact, as a result of the Tax Act, decreased income tax provision and transmission investment $21.7 million and $20.4 million, respectively. See Footnote 12 of the Notes of the Consolidated Financial Statements for further information.

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

Our principal subsidiary is MGE, which generates and distributes electric energy, distributes natural gas, and represents a majority portion of our assets, liabilities, revenues, and expenses. MGE generates and distributes electricity to approximately 151,000 customers in Dane County, Wisconsin, including the city of Madison, and purchases and distributes natural gas to approximately 158,000 customers in the Wisconsin counties of Columbia, Crawford, Dane, Iowa, Juneau, Monroe, and Vernon.

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

•

Environmental laws and regulations, including adopted and pending environmental rule changes, and

•

Other factors listed in Item 1A. Risk Factors.

For the year ended December 31, 2017, MGE Energy's earnings were $97.6 million or $2.82 per share compared to $75.6 million or $2.18 per share for the same period in the prior year. MGE's earnings for the year ended December 31, 2017, were $49.8 million compared to $51.2 million for the same period in the prior year.

MGE Energy's net income was derived from our business segments as follows:

(In millions)	Year Ended December 31,
Business Segment:	2017	2016	2015
Electric Utility	$41.4	$40.6	$36.4
Gas Utility	11.1	10.6	10.4
Nonregulated Energy	40.5	19.1	20.1
Transmission Investments	5.9	5.6	4.6
All Others	(1.3)	(0.3)	(0.2)
Net Income	$97.6	$75.6	$71.3

Our net income during 2017 compared to 2016 primarily reflects the effects of the following factors:

Electric and Gas Utility

Electric and gas net income increased primarily related to a $1.5 million (pre-tax) gain on sale of property assets in 2017, customer growth, and cooler weather in the fourth quarter of 2017 compared to 2016.

Nonregulated Energy

Nonregulated Energy income increased due to a $21.6 million one-time tax impact as a result of lower federal income tax rates associated with the passage of the Tax Cuts and Jobs Act, as discussed below. The new law reduced the federal tax rate from 35% to 21%. See "Tax Reform" below for additional information.

All Others

The decrease in all other income primarily results from a $2 million (pre-tax) voluntary contribution to the Madison Gas and Electric Foundation.

Our net income during 2016 compared to 2015 primarily reflects the effects of the following factors:

Electric Utility

Electric net income increased due to a 5.4% increase in residential electric retail sales as the result of more favorable weather conditions in 2016 compared to 2015. Electric utility operations experienced an increase in operating and maintenance costs partially offsetting the increase in net income compared to the same period in the prior year.

Nonregulated Energy

Carrying costs incurred during construction of the Elm Road Units and WCCF were recognized by MGE Power Elm Road and MGE Power West Campus over the period allowed for recovery in rates. The recovery period ended in 2015, contributing to a reduction in nonregulated earnings in 2016. The reduction in earnings was partially offset by an increase in lease revenue.

Transmission Investments

Transmission investment income reflects our share of ATC's earnings. ATC's earnings for 2015 reflected a charge representing its estimate of its refund liability covering 2015, 2014, and a portion of 2013 associated with a complaint filed with FERC challenging ATC's return on equity in its transmission rates. See "Other Matters" below for additional information concerning ATC.

During 2017, the following events occurred:

Tax Reform: On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the Tax Act). Pursuant to the Tax Act, deferred income tax balances as of December 31, 2017, were remeasured to reflect the decrease in the corporate income tax rate from 35 percent to 21 percent beginning January 1, 2018. The one-time 2017 impacts of the Tax Act include a decrease in deferred income taxes of $176.9 million and $156.5 million for MGE Energy and MGE, respectively. MGE Energy recorded a corresponding decrease in its investment in ATC of $20.4 million. MGE Energy and MGE recorded a corresponding decrease in income tax expense of $21.7 million, a decrease in regulatory assets of $4.3 million, and an increase in regulatory liabilities of $130.5 million, given that changes in income taxes are generally passed through in customer rates for the regulated utility. The amount and timing of the cash impacts will depend on the period over which certain income tax benefits are provided to customers, which will be subject to review by the PSCW in future rate cases. A portion of the regulatory liability will be returned to customers based on a mandated timeframe dictated by applicable tax laws. See Footnote 12 of the Notes to Consolidated Financial Statements in this Report for additional information.

2017 Rate Case Order: In December 2016, the PSCW authorized MGE, effective January 1, 2017, to decrease 2017 rates for retail electric customers by 0.8% or $3.3 million on an annual basis and to increase rates for retail gas customers by 1.9% or $3.1 million on an annual basis. The decrease in retail electric rates was attributable to declining fuel and purchased power costs. The increase in retail gas rates covered costs associated with MGE's natural gas system infrastructure improvements. The authorized return on common stock equity for 2017 is 9.8% based on a capital structure consisting of 57.2% common equity. The PSCW also approved MGE's request to extend the current accounting treatment for transmission related costs through 2018.

Deferred Fuel Costs: As of December 31, 2017, MGE has deferred $4.2 million of 2017 fuel savings. These costs will be subject to the PSCW's annual review of 2017 fuel costs, expected to be completed in 2018.

2016 Annual Fuel Proceeding: In July 2017, the PSCW issued a final order in the fuel rules proceedings requiring MGE to refund additional fuel savings realized during 2015 and 2016 to its retail electric customers over a one-month period. In October 2017, MGE returned $6.2 million to customers through bill credits.

Debt Issuance: MGE issued $40 million of long-term unsecured debt in January 2017. The debt carries an interest rate of 3.76% per annum over its 35-year term. The proceeds of this debt financing were used to refinance $30 million of medium-term notes, which matured in January 2017, and assist with the financing of additional capital expenditures. In October 2017, MGE issued $30 million of long-term unsecured debt to cover capital expenditures and other corporate obligations. The debt carries an interest rate of 3.11% per annum, over its 10-year term. The covenants of these debt issuances are substantially consistent with MGE's existing unsecured long-term debt.

During 2018, several items may affect us, including:

Tax Reform: MGE Energy and MGE will incur lower income tax expense beginning January 1, 2018. The lower income tax expense and the refund of deferred income tax regulatory liabilities are expected to lead to lower customer rates over time. For 2018, MGE will defer the amount collected in rates associated with the decrease in tax rate. The rate at which the refund is returned is subject to review by the PSCW, anticipated in 2018. The Tax Act is generally expected to result in lower operating cash inflows in future years as a result of the elimination of bonus depreciation and lower customer rates.

ATC Return on Equity: Several parties have filed complaints with the FERC seeking to reduce the ROE used by MISO transmission owners, including ATC. Any change to ATC's ROE could result in lower equity earnings and distributions from ATC in the future. We derived approximately 6.2% and 6.8% of our net income for the years ended December 31, 2017 and 2016, respectively, from our investment in ATC. See "Other Matters" below for additional information concerning ATC.

Environmental Initiatives: There are proposed legislation, rules, and initiatives involving matters related to air emissions, water effluent, hazardous materials, and greenhouse gases, all of which affect generation plant capital expenditures and operating costs as well as future operational planning. At present, it is unclear how the changes in the Presidential and EPA administration may affect pending or new legislative or rulemaking proposals or regulatory initiatives. Such legislation and rulemaking could significantly affect the costs of owning and operating fossil-fueled generating plants, such as Columbia and the Elm Road Units, from which we derive approximately 43% of our electric generating capacity as of December 31, 2017. We would expect to seek and receive recovery of any such costs in rates; however, it is difficult to estimate the amount of such costs due to the uncertainty as to the timing and form of the legislation and rules, and the scope and time of the recovery of costs in rates, which may lag the incurrence of those costs.

EPA's Clean Power Plan: In October 2015, the EPA finalized its Clean Power Plan (CPP) rule with an effective date of December 2015, setting guidelines and approval criteria for states to use in developing plans to control GHG emissions from existing fossil fuel-fired electric generating units (EGUs) and systems. Implementation of the rule is expected to have a direct impact on existing coal and natural gas fired generating units, including possible changes in dispatch and additional operating costs. The rule is the subject of pending legal challenges. In October 2017, the EPA published a proposed rule announcing the EPA's intention to repeal the CPP and has sought public comment on whether to replace the rule, and if so how. Given the pending legal proceedings, and the EPA's proposal, the nature and timing of any final requirements to control GHG emissions from existing fossil fuel-fired EGUs is subject to uncertainty. If a rule is implemented substantially in the form of the CPP rule, it is expected to have a material impact on MGE. MGE will continue to monitor developments with this proposed rule.

Future Generation: During the first quarter of 2016, MGE entered into an agreement with WPL under which MGE may acquire up to 50 MW of capacity in a gas-fired generating plant to be constructed by WPL at its Riverside Energy Center in Beloit, Wisconsin, during the five-year period following the in-service date of the plant. The plant is expected to be completed by early 2020. MGE and WPL have negotiated an amendment to the existing Columbia joint operating agreement, effective January 1, 2017, under which MGE will reduce its obligation to pay certain capital expenditures (other than SCR-related expenditures) at Columbia prior to the expected in-service date of the Riverside gas-fired generating plant in exchange for a proportional reduction in MGE's ownership in Columbia. On January 1 of each year, beginning in 2017 and ending June 1, 2020, the ownership percentage will be adjusted, through a partial sale, based on the amount of capital expenditures foregone. As of December 31, 2017, MGE classified $8.8 million of Columbia assets as held-for-sale on the consolidated balance sheets as a result of capital expenditures foregone during 2017 under the amendment. In January 2018, MGE reduced its ownership interest in Columbia from 20.4% to 19.4% through the partial sale of plant assets to WPL. By June 2020, MGE's ownership in Columbia is forecasted to be approximately 19%.

Saratoga Wind Farm: In November 2017, the PSCW approved MGE's request to construct, own and operate a 66MW wind farm, consisting of 33 turbines, located near Saratoga, Iowa. Construction of the project is expected to be completed by the end of 2018, with an estimated capital cost of $108 million.

Forward Wind: In October 2017, MGE, along with two other utilities, entered into an agreement to purchase the Forward Wind Energy Center, which consists of 86 wind turbines located in Wisconsin with a total capacity of 129 MWs. The aggregate purchase price is approximately $174 million of which MGE's proportionate share is 12.8%, or approximately $23 million. MGE currently purchases 12.8% of the facility's energy output under a purchase power agreement. The transaction, which was approved by the FERC in January 2018, is subject to PSCW approval and is expected to close in the spring of 2018.

Financing Plans: MGE has regulatory authority to issue up to $150 million of new long-term debt during the next three years to finance authorized utility capital expenditures, including the Saratoga Wind Farm, refinance a portion of its current and maturing long-term debt, reduce short-term debt, and finance other corporate utility purposes.

The following discussion is based on the business segments as discussed in Footnote 20 of the Notes to Consolidated Financial Statements.

Results of Operations

Year Ended December 31, 2017, Versus the Year Ended December 31, 2016

Electric Utility Operations - MGE Energy and MGE

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the years indicated:

	Revenues			Sales (kWh)
(In thousands, except cooling degree days)	2017	2016	% Change	2017	2016	% Change
Residential	$136,168	$136,792	(0.5)%	793,337	828,887	(4.3)%
Commercial	216,461	213,101	1.6%	1,825,922	1,866,035	(2.1)%
Industrial	16,176	17,589	(8.0)%	196,629	232,854	(15.6)%
Other-retail/municipal	38,010	35,559	6.9%	421,360	395,662	6.5%
Total retail	406,815	403,041	0.9%	3,237,248	3,323,438	(2.6)%
Sales to the market	4,067	6,135	(33.7)%	117,039	183,195	(36.1)%
Return of fuel savings	-	(423)	(100.0)%	-	-	-%
Adjustments to revenues	3,044	253	N/A%	-	-	-%
Total	$413,926	$409,006	1.2%	3,354,287	3,506,633	(4.3)%

Cooling degree days (normal 659)				580	780	(25.6)%

Electric operating revenues increased $4.9 million or 1.2% during 2017, due to the following:

(In millions)
Deferral of fuel savings/fuel credit	$17.9
Adjustments to revenues	2.4
Other	0.3
Volume	(9.6)
Rate changes	(4.0)
Sales to the market	(2.1)
Total	$4.9

•

Deferral of fuel savings/fuel credit. During 2017, customers received a fuel credit on their bill related to accumulated fuel savings of $6.2 million, which decreased electric revenues. During 2016, customers received a fuel credit on their bill related to the fuel savings of $23.7 million, which decreased electric revenues in the prior year. In January 2016, the PSCW lowered MGE's 2016 fuel rules monitored costs as a result of continued lower projected fuel costs in 2016.

•

Adjustments to Revenue. MGE leases electric generating capacity from MGE Power Elm Road. MGE collects in rates the lease payments associated with the electric generating capacity as authorized by the PSCW. Any differential between estimated lease payments collected in rates and actual lease payments paid to MGE Power Elm Road are included in adjustments to revenues.

•

Volume. During 2017, there was a 15.6% decrease in industrial retail sales volumes compared to the same period in the prior year as a result of a large industrial customer relocating its operations out of state. During 2017, there was a 4.3% decrease in residential sales volumes compared to the same period in the prior year driven by decreased customer demand due, at least in part, to less favorable weather conditions, as evidenced by the lower number of cooling degree days.

•

Rate Changes. In December 2016, the PSCW authorized MGE to decrease 2017 rates for retail electric customers by 0.8% or $3.3 million on an annual basis.

Rates charged to retail customers for 2017, were 2.2% or $4.0 million lower than those charged during the same period in the prior year.

•

Sales to the market. Sales to the market represent wholesale sales made to third parties who are not ultimate users of the electricity. These sales may include spot market transactions on the markets operated by MISO and PJM. These sales may also include bilateral sales to other utilities or power marketers. Generating units are dispatched by MISO based on cost considerations as well as reliability of the system. Sales to the market typically occur when MGE has more generation and purchases online than are needed for its own system demand. The excess electricity is then sold to others in the market. For 2017, market volumes decreased compared to the same period in the prior year, reflecting decreased opportunities for sales, and those sales were made at lower market prices. The revenue generated from these sales is included in fuel rules monitored costs. See fuel rules discussion in Footnote 16.b. of the Notes to Consolidated Financial Statements.

Electric fuel and purchased power

Electric fuel and purchased power costs reflect a decrease in internal generation volumes partially offset by an increase in the volume of purchased power when compared to the prior year. Adjustments related to the regulatory recovery for fuel costs, known as fuel rules, increased purchased power expense. These items are explained below.

Fuel for electric generation

The expense for fuel for internal electric generation decreased $7.7 million during 2017 compared to 2016 due to the following:

(In millions)
Decrease in volume	$(4.7)
Decrease in per-unit cost	(3.0)
Total	$(7.7)

This decrease in expense reflects an 8.1% decrease in internal generation volume delivered to the system primarily as a result of decreased generation at WCCF based on market prices and a 5.0% decrease in per-unit cost of internal electric generation.

Purchased power

Purchased power expense increased $2.4 million during 2017 compared to 2016 due to the following:

(In millions)
Increase in volume	$2.9
Decrease in per-unit cost	(2.2)
Change in fuel rule adjustments, net of recoveries	1.7
Total	$2.4

The increase in expense (before fuel rules adjustments) reflects a 4.9% increase in the volume of power purchased from third parties, partially offset by a 3.5% decrease in the per-unit cost of purchased power.

Under fuel rules, MGE is required to defer electric fuel-related costs that fall outside a 2% cost tolerance band around the amount used in the most recent rate proceeding. Any fuel rules adjustments are reflected in purchased power expense, with potential refunds associated with fuel savings increasing that expense and potential recovery of excess fuel costs decreasing that expense.

Electric operating and maintenance expenses

Electric operating and maintenance expenses increased $3.9 million during 2017 compared to 2016. The following changes contributed to the net change:

(In millions)
Increased transmission costs	$5.2
Increased customer accounts costs	1.7
Increased other costs	0.1
Decreased production costs	(2.3)
Decreased administrative and general costs	(0.8)
Total	$3.9

For 2017, increased transmission costs are primarily due to an increase in transmission reliability enhancements and increased customer accounts costs are primarily related to technology improvements, partially offset by decreased production costs at Columbia and the Elm Road Units.

Electric depreciation expense

Electric depreciation expense increased $7.5 million for 2017, compared to the prior year as a result of new depreciation rates for Columbia, as approved by the PSCW.

Other electric income

Other electric income increased $1.0 million for 2017, compared to the same period in the prior year, primarily due to the gain on sale of property assets.

Gas Utility Operations - MGE Energy and MGE

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class during each of the years indicated:

(In thousands, except HDD and average rate per therm of retail customer)	Revenues			Therms Delivered
	2017	2016	% Change	2017	2016	% Change
Residential	$88,695	$81,014	9.5%	94,631	91,791	3.1%
Commercial/Industrial	55,151	48,497	13.7%	91,411	86,641	5.5%
Total retail	143,846	129,511	11.1%	186,042	178,432	4.3%
Gas transportation	4,561	4,635	(1.6)%	70,234	72,922	(3.7)%
Other revenues	418	397	5.3%	-	-	-%
Total	$148,825	$134,543	10.6%	256,276	251,354	2.0%
Heating degree days (normal 6,916)				6,569	6,417	2.4%
Average rate per therm of retail customer	$0.773	$0.726	6.5%

Gas revenues increased $14.3 million or 10.6% during 2017. These changes are related to the following factors:

(In millions)
Rate/PGA changes	$10.1
Volume	4.2
Total	$14.3

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

The average retail rate per therm for 2017, increased 6.5% compared to 2016, reflecting a $6.5 million increase in natural gas commodity costs (recovered through the PGA). Additionally, there was an increase in fixed rate charges.

•

Volume. For 2017, retail gas deliveries increased 4.3% compared to the prior year. The increase in volume is primarily related to customer growth and cooler weather in the fourth quarter of 2017 compared to the prior year.

Cost of gas sold

For 2017, cost of gas sold increased by $9.9 million, compared to the prior year. The cost per therm of natural gas increased 9.2%, which resulted in $6.5 million of increased expense. The volume of gas purchased increased 5.1%, which resulted in $3.4 million of increased expense.

Gas operating and maintenance expenses

Gas operating and maintenance expenses increased $1.6 million for 2017 compared to 2016. The following changes contributed to the net change.

(In millions)
Increased customer accounts costs	$1.6
Increased customer service costs	0.9
Increased other costs	0.2
Decreased administrative and general costs	(1.1)
Total	$1.6

For 2017, increased customer accounts costs are primarily related to technology improvements. Increased customer service costs are due to higher Focus on Energy payments. Focus on Energy is Wisconsin's statewide energy efficiency and renewable resource program to promote energy efficiency on customer's premises. Decreased administrative and general costs are primarily related to a decrease in payroll expense.

Nonregulated Energy Operations - MGE Energy and MGE

The nonregulated energy operations are conducted through MGE Energy's subsidiaries: MGE Power Elm Road (the Elm Road Units) and MGE Power West Campus (WCCF), which have been formed to own and lease electric generating capacity to assist MGE. For 2017 and 2016, net income at the nonregulated energy operations segment was $40.5 million and $19.1 million, respectively. The increase in net income is attributable to a $21.6 million one-time tax impact as a result of the Tax Act. The Tax Act reduced the federal tax rate from 35% to 21%. See Footnote 12 of the Notes to Consolidated Financial Statements in this Report.

Transmission Investment Operations - MGE Energy and MGE

Transmission investment other income

For 2017 and 2016, other income at the transmission investment segment was $9.8 million and $8.4 million, respectively. The transmission investment segment holds our interest in ATC and ATC Holdco, and its income reflects our equity in the earnings of the investments. ATC Holdco was formed in December 2016. In the near term, it is expected that ATC Holdco will be pursuing transmission development opportunities that typically have long development and investment lead times before becoming operational. See Footnote 4 of the Notes to Consolidated Financial Statements in this Report and "Other Matters" below for additional information concerning ATC and summarized financial information regarding ATC.

All Other Operations - MGE Energy and MGE

Other income

The decrease in all other income primarily results from a $2 million (pre-tax) voluntary contribution to the Madison Gas and Electric Foundation.

Consolidated Income Taxes - MGE Energy and MGE

MGE Energy's effective income tax rate for 2017 and 2016 was 18.5% and 36.0%, respectively. MGE's effective income tax rate for 2017 and 2016 was 17.0% and 35.9%, respectively. The decrease in the effective tax rate for both MGE Energy and MGE in 2017 was primarily related to the Tax Act, which was signed into law on December 22, 2017. Pursuant to the Tax Act, deferred income tax balances as of December 31, 2017, were remeasured to reflect the decrease in the corporate income tax rate from 35 percent to 21 percent beginning January 1, 2018. See Footnote 12 of the Notes to Consolidated Financial Statements for details of effective income tax rates for continuing operations.

Noncontrolling Interest, Net of Tax - MGE

The noncontrolling interest, net of tax, reflects the accounting required for MGE Energy's interest in MGE Power Elm Road (the Elm Road Units) and MGE Power West Campus (WCCF). MGE Energy owns 100% of MGE Power Elm Road and MGE Power West Campus; however, due to the contractual agreements for these projects with MGE, the entities are considered VIEs with respect to MGE and their results are consolidated with those of MGE, the primary beneficiary of the VIEs. Also included in noncontrolling interest, net of tax, for 2016, is MGE Energy's interest in MGE Transco, which holds our investment in ATC. The following table shows MGE Energy's noncontrolling interest, net of tax, reflected on MGE's consolidated statement of income:

	Year Ended December 31,
(In millions)	2017	2016
MGE Power Elm Road(a)	$29.3	$14.8
MGE Power West Campus(a)	$13.9	$7.2
MGE Transco(b)	$-	$1.4

(a)

In 2017, there was a $21.6 million one-time tax impact as a result of the Tax Act. The Tax Act reduced the federal tax rate from 35% to 21%. See Footnote 12 of the Notes to Consolidated Financial Statements for additional information.

(b)

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

Electric operating revenues decreased $3.5 million or 0.9% during 2016 due to the following:

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

The average retail rate per therm for 2016, decreased 5.0% compared to 2015, reflecting a $6.3 million decrease in natural gas commodity costs (recovered through the PGA). The decrease was partially offset by an increase in fixed rate charges.

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

	Year Ended December 31,
(In millions)	2016	2015
MGE Power Elm Road	$14.8	$16.6
MGE Power West Campus	$7.2	$7.3
MGE Transco	$1.4	$2.2

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

Cash Flows

The following summarizes cash flows for MGE Energy and MGE during 2017, 2016, and 2015:

	MGE Energy			MGE
(In thousands)	2017	2016	2015	2017	2016	2015
Cash provided by/(used for):
Operating activities	$132,991	$147,513	$141,185	$125,738	$146,501	$148,460
Investing activities	(116,361)	(86,826)	(73,313)	(106,658)	(85,648)	(72,920)
Financing activities	(4,637)	(46,112)	(52,243)	(23,897)	(76,845)	(53,342)

Cash Provided by Operating Activities

MGE Energy

MGE Energy's consolidated net cash provided by operating activities is derived mainly from the electric and gas operations of its principal subsidiary, MGE.

2017 vs. 2016

Cash provided by operating activities for 2017 was $133.0 million, a decrease of $14.5 million when compared to the prior year.

MGE Energy's net income increased $22.0 million for 2017 when compared to the prior year primarily related to a $21.6 million one-time 2017 noncash tax impact of the Tax Act from the nonregulated energy segment.

In 2016, MGE received a $10.0 million refund from the IRS for the 2015 tax year. Excluding the 2016 refund, MGE Energy's federal and state taxes paid increased $5.3 million during 2017, when compared to the prior year.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $11.1 million in cash used for operating activities for 2017, primarily due to decreased accounts payable, increased receivables, increased inventories, and increased unbilled revenues, partially offset by increased current liabilities.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $7.3 million in cash provided by operating activities for 2016, primarily due to increased accounts payable, decreased inventories, and decreased receivable margin, partially offset by increased unbilled revenues, increased receivables, and decreased current liabilities. The decrease in current liabilities includes a fuel credit, approved in August 2015, of $8.3 million that customers received on their bill throughout 2016 and a one-time fuel credit, approved in July 2016, of $15.5 million that customers received on their bill in September 2016.

A decrease in discretionary pension contribution resulted in an additional $3.2 million in cash provided by operating activities for 2017, when compared to the prior year. Pension contributions reflect amounts required by law and discretionary amounts.

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

Working capital accounts (excluding prepaid and accrued taxes) resulted in $7.3 million in cash provided by operating activities for 2016, primarily due to increased accounts payable, decreased inventories, and decreased receivable margin, partially offset by increased unbilled revenues, increased receivables, and decreased current liabilities. The decrease in current liabilities includes a fuel credit, approved in August 2015, of $8.3 million that customers received on their bill throughout 2016 and a one-time fuel credit, approved in July 2016, of $15.5 million that customers received on their bill in September 2016.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $5.0 million in cash provided by operating activities for 2015, primarily due to decreased receivables and decreased unbilled revenues, partially offset by increased inventories, decreased accounts payable, and decreased current liabilities. The decrease in current liabilities includes a fuel credit of $2.6 million that customers received on their bill in the period September through December 2015 related to the 2015 fuel savings and $11.4 million of deferred fuel related cost savings that was returned to customers.

MGE

2017 vs. 2016

Cash provided by operating activities for 2017 was $125.7 million, a decrease of $20.8 million when compared to the prior year.

Net income increased $18.5 million for 2017, when compared to the prior year primarily related to a $21.6 million one-time 2017 noncash tax impact of the Tax Act from the nonregulated energy segment.

In 2016, MGE received a $10.0 million refund from the IRS for the 2015 tax year. Excluding the 2016 refund, MGE's federal and state taxes paid to MGE Energy increased $5.2 million during 2017, when compared to the prior year.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $12.7 million in cash used for operating activities for 2017, primarily due to decreased accounts payable, increased receivables, increased inventories, and increased unbilled revenues, partially offset by increased current liabilities.

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

A decrease in discretionary pension contribution resulted in an additional $3.2 million in cash provided by operating activities for 2017, when compared to the prior year. Pension contributions reflect amounts required by law and discretionary amounts.

In 2016, MGE received dividends of $5.0 million from ATC. In December 2016, MGE's ownership interest in MGE Transco was transferred to MGE Energy.

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

Working capital accounts (excluding prepaid and accrued taxes) resulted in $14.0 million in cash provided by operating activities for 2015, primarily due to decreased receivables and decreased unbilled revenues, partially offset by increased gas inventories, decreased accounts payable, and decreased other current liabilities. The decrease in current liabilities includes a fuel credit of $2.6 million that customers received on their bill in the period September through December 2015 related to the 2015 fuel savings and $11.4 million of deferred fuel related cost savings that was returned to customers.

Capital Requirements and Investing Activities

MGE Energy

2017 vs. 2016

MGE Energy's cash used for investing activities increased $29.5 million for 2017 when compared to the prior year.

Capital expenditures for 2017 were $108.1 million. This amount represents an increase of $24.5 million from the expenditures made in the prior year. This increase primarily reflects increased expenditures on electric assets.

Capital contributions in ATC and other investments increased $8.1 million for 2017 when compared to the prior year.

MGE Energy received $2.8 million in proceeds from the sales of property in 2017.

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

MGE

2017 vs. 2016

MGE's cash used for investing activities increased $21.0 million for 2017 when compared to the prior year.

Capital expenditures for 2017 were $108.1 million. This amount represents an increase of $24.5 million from the expenditures made in the prior year. This increase primarily reflects increased expenditures on electric assets.

Capital contributions in ATC and other investments decreased $1.6 million in 2017, when compared to the prior year. In December 2016, MGE transferred its ownership interest in ATC to MGE Energy. See Footnote 4 of the Notes to Consolidated Financial Statements in this Report for further details.

MGE received $1.7 million in proceeds from the sales of property in 2017.

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

Capital expenditures

The following table shows MGE Energy's actual capital expenditures for both 2017 and 2016, forecasted capital expenditures for 2018, and annual average forecasted capital expenditures for the years 2019 through 2021:

	Actual		Forecasted
(In thousands)				(Annual Average)
For the years ended December 31,	2016	2017	2018	2019-2021
Electric	$50,699	$77,353	$185,616	$77,556
Gas	29,136	26,847	38,013	36,031
Utility plant total	79,835	104,200	223,629	113,587
Nonregulated	3,824	3,931	7,481	3,124
MGE Energy total	$83,659	$108,131	$231,110	$116,711

The Saratoga Wind Farm will be constructed in 2018. This project accounts for $108 million of the forecasted capital expenditures for 2018 and is expected to be financed through internally generated cash, short-term debt, and issuance of long-term debt.

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

MGE Energy used funds received as dividend payments from MGE Power West Campus and MGE Power Elm Road, internally generated cash, and long-term and short-term external financing to meet its 2017 capital requirements and cash obligations, including dividend payments. External financing included short-term financing under existing lines of credit.

Financing Activities

MGE Energy

2017 vs. 2016

Cash used for MGE Energy's financing activities was $4.6 million for 2017, compared to $46.1 million of cash used for 2016.

For 2017, cash dividends paid were $43.7 million compared to $41.8 million in the prior year. This increase was a result of a higher dividend per share ($1.26 vs. $1.21).

During 2017, MGE issued $70.0 million of senior unsecured notes, which was used to refinance $30.0 million of medium-term notes and assist with financing additional capital expenditures.

For 2017, short-term debt borrowings were $4.0 million. There were no short-term borrowings for 2016.

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

MGE

2017 vs. 2016

During 2017, cash used for MGE's financing activities was $23.9 million, compared to $76.8 million of cash used for MGE's financing activities in the prior year.

Cash dividends paid from MGE to MGE Energy were $45.0 million for 2017, compared to $50.0 million in the prior year.

Distributions to parent (MGE Energy) from noncontrolling interest, which represent distributions from MGE Power Elm Road and MGE Power West Campus, were $18.0 million for 2017, compared to $24.1 million in the prior year.

For 2016, equity contributions received from noncontrolling interest, which represent contributions by MGE Energy to MGE Transco, were $1.6 million. There were no equity contributions received from noncontrolling interest, which represent contributions to MGE Transco for 2017, as MGE Transco was a wholly-owned subsidiary of MGE Energy during 2017.

During 2017, MGE issued $70.0 million of senior unsecured notes, which was used to refinance $30.0 million of medium-term notes and assist with financing additional capital expenditures.

For 2017, short-term borrowings were $4.0 million. There were no short-term borrowings for 2016.

2016 vs. 2015

During 2016, cash used for MGE's financing activities was $76.8 million, compared to $53.3 million of cash used for MGE's financing activities in the prior year.

Cash dividends paid from MGE to MGE Energy were $50.0 million for 2016, compared to $30.0 million in the prior year.

Distributions to parent (MGE Energy) from noncontrolling interest, which represent distributions from MGE Power Elm Road and MGE Power West Campus, were $24.1 million for 2016, compared to $14.7 million in the prior year.

For 2015, net short-term debt repayments were $7.0 million. There were no short-term debt repayments for 2016.

Dividend Restrictions

Dividend payments by MGE to MGE Energy are subject to restrictions arising under a PSCW rate order and, to a lesser degree, MGE's first mortgage bonds. The PSCW order restricts any dividends, above the PSCW authorized amount of $70.8 million, that MGE may pay MGE Energy if its common equity ratio, calculated in the manner used in the rate proceeding, is less than 55%. MGE's thirteen month rolling average common equity ratio at December 31, 2017, is 58.5%, as determined under the calculation used in the rate proceeding. This restriction did not impact MGE's payment of dividends in 2017. Cash dividends of $45.0 million and $50.0 million were paid by MGE to MGE Energy in 2017 and 2016, respectively. In 2016, MGE also transferred its ownership interest in MGE Transco to MGE Energy in the form of a dividend in kind of $15.8 million. The rate proceeding calculation includes as indebtedness imputed amounts for MGE's outstanding purchase power capacity payments and other PSCW adjustments, but does not include the indebtedness associated with MGE Power Elm Road and MGE Power West Campus, which are consolidated into MGE's financial statements but are not direct obligations of MGE.

MGE has covenanted with the holders of its first mortgage bonds not to declare or pay any dividend or make any other distribution on or purchase any shares of its common stock unless, after giving effect thereto, the aggregate amount of all such dividends and distributions and all amounts applied to such purchases, after December 31, 1945, shall not exceed the earned surplus (retained earnings) accumulated subsequent to December 31, 1945. As of December 31, 2017, approximately $343.3 million was available for the payment of dividends under this covenant.

Credit Facilities

At December 31, 2017, MGE Energy and MGE had the following aggregate bank commitments and available capacity under their credit agreements:

Borrower	Aggregate Bank Commitments	Outstanding Commercial Paper	Outstanding Borrowings	Available Capacity	Expiration Date
	(Dollars in millions)
MGE Energy	$50.0	$-	$-	$50.0	June 1, 2020
MGE	$100.0	$4.0	$-	$96.0	June 1, 2020

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

The credit agreements require the borrower to maintain a ratio of consolidated debt to consolidated total capitalization not to exceed a maximum of 65%. The ratio calculation excludes assets, liabilities, revenues, and expenses included in MGE's financial statements as a result of the consolidation of VIEs, such as MGE Power Elm Road and MGE Power West Campus. At December 31, 2017, the ratio of consolidated debt to consolidated total capitalization for each of MGE Energy and MGE, as calculated under the credit agreements' covenant, were 35.4% and 40.1%, respectively. See Footnote 10 of the Notes to Consolidated Financial Statements for additional information regarding the credit facilities.

Capitalization Ratios

MGE Energy's capitalization ratios were as follows:

MGE Energy
	2017	2016
Common shareholders' equity	64.6%	65.2%
Long-term debt*	35.1%	34.8%
Short-term debt	0.3%	-%
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

Contractual Obligations and Commercial Commitments for MGE Energy and MGE

MGE Energy's and MGE's contractual obligations as of December 31, 2017, representing cash obligations that are considered to be firm commitments, are as follows:

		Payment Due Within:			Due After
(In thousands)	Total	1 Year	2-3 Years	4-5 Years	5 Years
MGE Energy
Long-term debt(a)	$426,883	$24,452	$24,212	$9,660	$368,559
Short-term debt(b)	4,000	4,000	-	-	-
Repurchase-to-maturity transactions - loans(c)	3,130	538	1,079	816	697
Interest expense(d)	300,796	19,467	36,665	34,692	209,972
Operating leases(e)	10,521	1,205	1,053	552	7,711
Purchase obligations(f)	474,886	128,064	129,913	97,290	119,619
Other obligations(g)	25,289	16,801	1,873	1,413	5,202
Total MGE Energy contractual obligations	$1,245,505	$194,527	$194,795	$144,423	$711,760

MGE
Long-term debt(a)	$426,883	$24,452	$24,212	$9,660	$368,559
Short-term debt(b)	4,000	4,000	-	-	-
Repurchase-to-maturity transactions - loans(c)	3,130	538	1,079	816	697
Interest expense(d)	300,796	19,467	36,665	34,692	209,972
Operating leases(e)	10,521	1,205	1,053	552	7,711
Purchase obligations(f)	474,886	128,064	129,913	97,290	119,619
Other obligations(g)	13,780	5,292	1,873	1,413	5,202
Total MGE contractual obligations	$1,233,996	$183,018	$194,795	$144,423	$711,760

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

(c)

Chattel paper agreements. See Footnote 1.g. of the Notes to Consolidated Financial Statements.

(d)

Amount represents interest expense on long-term debt. See Footnote 9 of the Notes to Consolidated Financial Statements for further discussion of the long-term debt outstanding at December 31, 2017.

(e)

Operating leases. See Footnote 17.b. of the Notes to Consolidated Financial Statements.

(f)

Purchase obligations for MGE Energy and MGE consist primarily of the purchase of electricity and natural gas, electric transmission, natural gas storage capacity, natural gas pipeline transportation, and the purchase and transport of coal. See Footnote 17.a. of the Notes to Consolidated Financial Statements.

(g)

Other obligations are primarily related to investment commitments, easements, environmental projects, fuel credit, and uncertain tax positions.

The above amounts do not include any contributions for MGE's pension and postretirement plans. MGE does not expect to need to make any required contributions to the qualified plans for 2018 or 2019. The contributions for years after 2019 are not yet currently estimated. Due to uncertainties in the future economic performance of plan assets, discount rates, and other key assumptions, estimated contributions are subject to change. MGE may also elect to make additional discretionary contributions to the plans.

The above amounts do not include future capital calls by ATC and ATC Holdco. In January 2018, MGE Transco made a $0.7 million capital contribution to ATC, and MGEE Transco made a $0.1 million capital contribution to ATC Holdco. The amount and timing of future capital calls to these entities is uncertain and primarily dependent on the operations and expansion of ATC and ATC Holdco.

MGE Energy's and MGE's commercial commitments as of December 31, 2017, representing commitments triggered by future events and including financing arrangements to secure obligations of MGE Energy and MGE, are as follows:

		Expiration Within:			Due After
(In thousands)	Total	1 Year	2-3 Years	4-5 Years	5 Years
MGE Energy
Available lines of credit(a)	$150,000	$-	$150,000	$-	$-

MGE
Available lines of credit(b)	$100,000	$-	$100,000	$-	$-

(a)

Amount includes the facilities discussed in (b) plus an additional line of credit. MGE Energy has available at any time a $50 million committed revolving credit agreement, expiring in June 2020. At December 31, 2017, MGE Energy had no borrowings outstanding under this credit facility.

(b)

Amount includes two committed revolving credit agreements totaling $100 million expiring in June 2020. These credit facilities are used to support commercial paper issuances. At December 31, 2017, MGE had no borrowings outstanding under these facilities. On that date, MGE had $4.0 million of commercial paper outstanding.

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

FERC staff has challenged certain aspects of ATC's implementation of its formula rate tariff. Although ATC disagrees with FERC staff's interpretation of the tariff, ATC has determined that it is probable that FERC will require a refund.

Our share of ATC's earnings reflects a pre-tax adjustment of $0.5 million and $1.9 million for 2017 and 2016, respectively, recorded by ATC for these matters representing its estimate of its refund liability. We derived approximately 6.2% and 6.8% of our net income for 2017 and 2016, respectively, from our investment in ATC.

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

•

Assumed return on assets. This assumption represents the rate of return on plan assets reflecting the average rate of earnings expected on the funds invested (or to be invested) to provide for the benefits included in the projected benefit obligation. For 2017, MGE used an assumed return on assets of 7.40% for pension and 6.80% for other postretirement benefits. In 2018, the pension asset assumption will remain at 7.40%. MGE will increase the postretirement benefit assumption from 6.80% to 6.87% in 2018. The annual expected rate of return is based on projected long-term equity and bond returns, maturities and asset allocations. Holding other assumptions constant, for every 1% reduction in the expected rate of return on plan assets, annual pension and other postretirement cost would increase by approximately $3.5 million, before taxes.

•

Discount rate. The discount rate represents the rate at which pension obligations could effectively be settled on a present-value basis. MGE uses high-grade bond yields as a benchmark for determining the appropriate discount rate. MGE uses individual spot rates, instead of a weighted average of the yield curve spot rates, for measuring the service cost and interest cost components for net periodic benefit cost. Holding other assumptions constant, a 0.5% reduction in the discount rate on the obligation balance at December 31, 2017, would increase annual pension and other postretirement cost by approximately $3.2 million, before taxes.

•

Medical trend assumptions. The health care cost trend rate is the assumed rate of increase in per-capita health care charges.

•

Mortality rate assumption. Expected mortality rates are used in the valuation to determine the expected duration of future benefit payments to the plan participants. MGE utilizes mortality tables and projection scales developed by a third party actuary that were updated in 2016.

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

On December 22, 2017, President Trump signed the Tax Act into law. The passing of the law significantly lowers MGE's corporate tax rates and triggered a remeasurement of deferred taxes. We have reflected estimates of the impact of the Tax Act in our year-end 2017 financial results; however, those estimates could be affected by, and require subsequent adjustment as a result of, clarity and regulatory guidance that develops around the Tax Act and its implementation during 2018. Furthermore, while regulation allows us to incorporate changes in tax law into the rate-setting process, there will most likely be timing delays before realization of the changes.

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

MGE's electric fuel costs are subject to fuel rules established by the PSCW. The fuel rules require the PSCW and Wisconsin utilities to defer electric fuel-related costs that fall outside a symmetrical cost tolerance band. Any over/under recovery of the actual costs in a year outside of the symmetrical cost tolerance band is determined in the following year and is then reflected in future billings to electric retail customers. Under the electric fuel rules, MGE is required to defer the benefit of lower costs if the actual electric fuel costs fall outside the lower end of the range and is required to defer costs, less any excess revenues, if the actual electric fuel costs exceed the upper end of the range. Excess revenues are defined as revenues in the year in question that provide MGE with a greater return on common equity than authorized by the PSCW in MGE's latest rate order. The range is defined by the PSCW and has been modified throughout the years based on market conditions and other relevant factors. Currently, MGE is subject to a plus or minus 2% range. MGE assumes the risks and benefits of variances that are within the cost tolerance band. For 2018, fuel and purchased power costs included in MGE's fuel monitoring level rates are $102.4 million. See Footnote 16 of the Notes to Consolidated Financial Statements for additional information.

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

MGE has financial gas and electric commodity contracts to hedge commodity price risk in the gas and electric utility segments. These contracts are primarily comprised of exchange-traded option and future contracts. MGE also holds financial transmission rights (FTRs), which are used to hedge the risk of increased transmission congestion charges. At December 31, 2017, the fair value of these instruments exceeded their cost basis by $0.2 million. Under the PGA clause and electric fuel rules, MGE may include the costs and benefits of the aforementioned fuel price risk management tools in the costs of fuel (natural gas or power). Because these costs/benefits are recoverable, the related unrealized loss/gain has been deferred on the consolidated balance sheets as a regulatory asset/liability.

MGE has also entered into a purchased power agreement that provides MGE with firm capacity and energy that began on June 1, 2012, and ends on May 31, 2022 (the "base term"). The agreement also allows MGE an option to extend the contract after the base term. The agreement is considered a derivative contract and is recognized at its fair value on the consolidated balance sheets. However, the derivative qualifies for regulatory deferral and is recognized with a corresponding regulatory asset or liability depending on whether the fair value is in a loss or gain position. The fair value of the contract at December 31, 2017, reflects a loss position of $42.2 million.

Interest Rate Risk

Both MGE Energy and MGE may have short term borrowings at varying interest rates. MGE issues commercial paper for its short-term borrowings, while MGE Energy draws from its current credit facility to meet its short-term borrowing needs. Borrowing levels vary from period to period depending upon capital investments and other factors. Future short-term interest expense and payments will reflect both future short-term interest rates and borrowing levels. MGE Energy and MGE manage interest rate risk by limiting their variable rate exposure and continually monitoring the effects of market changes on interest rates. MGE is not exposed to changes in interest rates on a substantial portion of its long-term debt until that debt matures and is refinanced at market rates. Assuming the current level of variable rate borrowings and assuming a 1% change in the 2017 average interest rate under those borrowings, it is estimated that our 2017 interest expense and net income would have changed less than $0.1 million for both MGE Energy and MGE.

Equity Price Risk - Pension-Related Assets

MGE currently funds its liabilities related to employee benefits through trust funds. These funds, which include investments in debt and equity securities, are managed by various investment managers. Changes in market value of these investments can have an impact on the future expenses related to these liabilities. Holding other assumptions constant, for every 1% reduction in the expected rate of return on plan assets, annual pension and other postretirement cost would increase by approximately $3.5 million, before taxes. MGE's risk of expense and annuity payments, as a result of changes in the market value of the trust funds, is mitigated in part through future rate actions by the PSCW. The value of employee benefit plans trusts' assets have increased in value by approximately 18.36% and 8.36% during the years ended December 31, 2017 and 2016, respectively.

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

Additionally, if a counterparty were to default and MGE were to liquidate all contracts with that entity, MGE's credit loss would include the loss in value of mark-to-market contracts; the amount owed for settled transactions; and additional payments, if any, to settle unrealized losses on accrual contracts. As of December 31, 2017, no counterparties have defaulted.

MGE is obligated to provide service to all electric and gas customers within its respective franchised territories. MGE's franchised electric territory includes a 316 square-mile area in Dane County, Wisconsin, and MGE's franchised gas territory includes a service area covering 1,682 square miles in Wisconsin. Based on results for December 31, 2017, no one customer constituted more than 10% of total operating revenues for MGE Energy and MGE. Credit risk for electric and gas is managed by MGE's credit and collection policies, which are consistent with state regulatory requirements.

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

Item 8. Financial Statements and Supplementary Data.

MGE Energy

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in the Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of MGE Energy's internal control over financial reporting as of December 31, 2017, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

February 23, 2018

MGE

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in the Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

February 23, 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of MGE Energy, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of MGE Energy, Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, cash flows and common equity for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company's consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

February 23, 2018

We have served as the Company's auditor since 1993.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Madison Gas and Electric Company:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Madison Gas and Electric Company and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, cash flows and common equity for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

February 23, 2018

We have served as the Company's auditor since 1993.

MGE Energy, Inc.

Consolidated Statements of Income

(In thousands, except per share amounts)

	For the Years Ended December 31,
	2017	2016	2015
Operating Revenues:
Electric revenues	$414,274	$410,202	$420,291
Gas revenues	148,825	134,543	143,737
Total Operating Revenues	563,099	544,745	564,028

Operating Expenses:
Fuel for electric generation	53,029	60,736	53,858
Purchased power	58,690	56,313	81,224
Cost of gas sold	76,644	66,771	76,109
Other operations and maintenance	173,629	167,989	164,478
Depreciation and amortization	53,077	44,646	44,225
Other general taxes	19,294	20,062	19,879
Total Operating Expenses	434,363	416,517	439,773
Operating Income	128,736	128,228	124,255

Other income, net	10,288	9,711	8,613
Interest expense, net	(19,324)	(19,866)	(20,162)
Income before income taxes	119,700	118,073	112,706
Income tax provision	(22,094)	(42,513)	(41,363)
Net Income	$97,606	$75,560	$71,343

Earnings Per Share of Common Stock
(basic and diluted)	$2.82	$2.18	$2.06

Dividends per share of common stock	$1.26	$1.21	$1.16

Weighted Average Shares Outstanding
(basic and diluted)	34,668	34,668	34,668

The accompanying notes are an integral part of the above consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Comprehensive Income

(In thousands)

	For the Years Ended December 31,
	2017	2016	2015
Net Income	$97,606	$75,560	$71,343
Other comprehensive income, net of tax:
Unrealized gain (loss) on available-for-sale securities, net of
tax ($(117), $104, and $67)	175	(155)	(101)
Comprehensive Income	$97,781	$75,405	$71,242

The accompanying notes are an integral part of the above consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	For the Years Ended December 31,
	2017	2016	2015
Operating Activities:
Net income	$97,606	$75,560	$71,343
Items not affecting cash:
Depreciation and amortization	53,077	44,646	44,225
Deferred income taxes	(4,082)	22,421	21,927
Provision for doubtful receivables	1,016	1,196	596
Employee benefit plan cost	831	295	3,333
Equity earnings in ATC	(10,125)	(8,428)	(7,728)
Gain on sale of property	(1,547)	-	-
Other items	748	1,426	721
Changes in working capital items:
Trade and other receivables	(4,502)	(3,594)	4,508
Inventories	(2,568)	7,273	(2,646)
Unbilled revenues	(1,554)	(4,838)	6,254
Prepaid taxes	101	8,616	3,658
Other current assets	(1,275)	700	978
Accounts payable	(5,290)	9,881	(3,499)
Other current liabilities	3,948	(1,738)	(597)
Dividends from ATC	8,803	5,854	6,645
Cash contributions to pension and other postretirement plans	(11,304)	(14,452)	(13,676)
Other noncurrent items, net	9,108	2,695	5,143
Cash Provided by Operating Activities	132,991	147,513	141,185
Investing Activities:
Capital expenditures	(108,131)	(83,659)	(72,030)
Capital contributions to investments	(11,081)	(2,958)	(1,053)
Proceeds from sale of property	2,819	-	-
Other	32	(209)	(230)
Cash Used for Investing Activities	(116,361)	(86,826)	(73,313)
Financing Activities:
Cash dividends paid on common stock	(43,682)	(41,775)	(40,043)
Repayment of long-term debt	(34,358)	(4,267)	(4,182)
Issuance of long-term debt	70,000	-	-
Proceeds from (repayments of) short-term debt	4,000	-	(7,000)
Other	(597)	(70)	(1,018)
Cash Used for Financing Activities	(4,637)	(46,112)	(52,243)
Change in cash and cash equivalents:	11,993	14,575	15,629
Cash and cash equivalents at beginning of period	95,959	81,384	65,755
Cash and cash equivalents at end of period	$107,952	$95,959	$81,384

Supplemental Disclosures of Cash Flow Information:
Interest paid	$19,176	$19,415	$19,636
Income taxes paid	$27,149	$21,831	$23,800
Income taxes received	$-	$(10,000)	$(10,130)
Significant noncash investing activities:
Accrued capital expenditures	$16,602	$16,376	$3,963

The accompanying notes are an integral part of the above consolidated financial statements.

MGE Energy, Inc.

Consolidated Balance Sheets

(In thousands)

	At December 31,
ASSETS	2017	2016
Current Assets:
Cash and cash equivalents	$107,952	$95,959
Accounts receivable, less reserves of $2,840 and $3,017, respectively	42,299	39,887
Other accounts receivable, less reserves of $335 and $426, respectively	9,440	8,530
Unbilled revenues	31,400	29,846
Materials and supplies, at average cost	22,614	18,561
Fuel for electric generation, at average cost	8,256	9,757
Stored natural gas, at average cost	12,923	12,819
Prepaid taxes	26,535	26,636
Regulatory assets - current	7,888	6,414
Assets held for sale	8,817	14,813
Other current assets	12,507	12,293
Total Current Assets	290,631	275,515
Other long-term receivables	4,788	5,603
Regulatory assets	142,567	158,485
Pension and other postretirement benefit asset	7,336	2,020
Other deferred assets and other	731	1,088
Property, Plant, and Equipment:
Property, plant, and equipment, net	1,283,313	1,245,269
Construction work in progress	58,044	36,790
Total Property, Plant, and Equipment	1,341,357	1,282,059
Investments	67,772	76,290
Total Assets	$1,855,182	$1,801,060

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$24,452	$4,333
Short-term debt	4,000	-
Accounts payable	47,645	47,799
Accrued interest and taxes	5,602	5,495
Accrued payroll related items	12,244	11,892
Regulatory liabilities - current	5,633	6,910
Derivative liabilities	8,180	7,620
Other current liabilities	18,758	19,456
Total Current Liabilities	126,514	103,505
Other Credits:
Deferred income taxes	225,130	383,813
Investment tax credit - deferred	918	947
Regulatory liabilities	154,153	22,173
Accrued pension and other postretirement benefits	69,088	74,347
Derivative liabilities	33,990	42,970
Other deferred liabilities and other	69,041	66,426
Total Other Credits	552,320	590,676
Capitalization:
Common shareholders' equity:
Common Stock - $1 par value - 75,000 shares authorized;
34,668 shares issued and outstanding	34,668	34,668
Additional paid-in capital	316,268	316,268
Retained earnings	426,874	372,950
Accumulated other comprehensive income, net of tax	377	202
Total Common Shareholders' Equity	778,187	724,088
Long-term debt	398,161	382,791
Total Capitalization	1,176,348	1,106,879
Commitments and contingencies (see Footnote 17)
Total Liabilities and Capitalization	$1,855,182	$1,801,060

The accompanying notes are an integral part of the above consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Common Equity

(In thousands, except per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income/(Loss)	Total
2015
Beginning balance - December 31, 2014	34,668	$34,668	$316,268	$308,007	$458	$659,401
Cumulative effect of new accounting principle				(142)		(142)
Beginning balance - Adjusted				307,865		659,259
Net income				71,343		71,343
Other comprehensive loss					(101)	(101)
Common stock dividends declared
($1.16 per share)				(40,043)		(40,043)
Ending balance - December 31, 2015	34,668	$34,668	$316,268	$339,165	$357	$690,458

2016
Net income				75,560		75,560
Other comprehensive loss					(155)	(155)
Common stock dividends declared
($1.21 per share)				(41,775)		(41,775)
Ending balance - December 31, 2016	34,668	$34,668	$316,268	$372,950	$202	$724,088

2017
Net income				97,606		97,606
Other comprehensive income					175	175
Common stock dividends declared
($1.26 per share)				(43,682)		(43,682)
Ending balance - December 31, 2017	34,668	$34,668	$316,268	$426,874	$377	$778,187

The accompanying notes are an integral part of the above consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Income

(In thousands)

	For the Years Ended December 31,
	2017	2016	2015
Operating Revenues:
Electric revenues	$414,277	$410,226	$420,313
Gas revenues	148,834	134,572	143,752
Total Operating Revenues	563,111	544,798	564,065

Operating Expenses:
Fuel for electric generation	53,031	60,745	53,866
Purchased power	58,692	56,327	81,237
Cost of gas sold	76,652	66,800	76,124
Other operations and maintenance	172,618	167,077	163,622
Depreciation and amortization	53,077	44,622	44,178
Other general taxes	19,294	20,062	19,879
Income tax provision	18,280	39,616	38,159
Total Operating Expenses	451,644	455,249	477,065
Operating Income	111,467	89,549	87,000

Other Income and Deductions:
AFUDC - equity funds	1,222	1,207	712
Equity earnings in MGE Transco	-	6,366	7,728
Income tax provision	(710)	(2,175)	(3,247)
Other income (deductions), net	1,117	(217)	(345)
Total Other Income and Deductions	1,629	5,181	4,848
Income before interest expense	113,096	94,730	91,848

Interest Expense:
Interest on long-term debt	20,273	20,351	20,520
Other interest, net	163	182	94
AFUDC - borrowed funds	(412)	(395)	(231)
Net Interest Expense	20,024	20,138	20,383
Net Income	$93,072	$74,592	$71,465
Less Net Income Attributable to Noncontrolling Interest, net of tax	(43,237)	(23,358)	(26,097)
Net Income Attributable to MGE	$49,835	$51,234	$45,368

The accompanying notes are an integral part of the above consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Comprehensive Income

(In thousands)

	For the Years Ended December 31,
	2017	2016	2015
Net Income	$93,072	$74,592	$71,465
Other comprehensive income, net of tax:
Unrealized loss on available-for-sale securities, net of
tax ($31, $2, and $81)	(47)	(4)	(121)
Comprehensive Income	$93,025	$74,588	$71,344
Less: Comprehensive Income Attributable to Noncontrolling
Interest, net of tax	(43,237)	(23,358)	(26,097)
Comprehensive Income Attributable to MGE	$49,788	$51,230	$45,247

The accompanying notes are an integral part of the above consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Cash Flows

(In thousands)

	For the Years Ended December 31,
	2017	2016	2015
Operating Activities:
Net income	$93,072	$74,592	$71,465
Items not affecting cash:
Depreciation and amortization	53,077	44,622	44,178
Deferred income taxes	(7,760)	20,876	18,843
Provision for doubtful receivables	1,016	1,196	596
Employee benefit plan costs	831	295	3,333
Equity earnings in MGE Transco	-	(6,366)	(7,728)
Gain on sale of property	(1,547)	-	-
Other items	1,515	1,954	1,223
Changes in working capital items:
Trade and other receivables	(4,113)	(3,583)	11,079
Inventories	(2,568)	7,273	(2,647)
Unbilled revenues	(1,554)	(4,838)	6,254
Prepaid taxes	725	8,481	4,824
Other current assets	(1,277)	699	976
Accounts payable	(5,312)	9,941	(3,587)
Accrued interest and taxes	118	419	(18)
Other current liabilities	1,941	(2,137)	1,885
Dividends from MGE Transco	-	5,032	6,645
Cash contributions to pension and other postretirement plans	(11,304)	(14,452)	(13,677)
Other noncurrent items, net	8,878	2,497	4,816
Cash Provided by Operating Activities	125,738	146,501	148,460
Investing Activities:
Capital expenditures	(108,131)	(83,659)	(72,030)
Capital contributions to investments	-	(1,598)	(710)
Proceeds from sale of property	1,721	-	-
Other	(248)	(391)	(180)
Cash Used for Investing Activities	(106,658)	(85,648)	(72,920)
Financing Activities:
Cash dividends paid to parent by MGE	(45,000)	(50,000)	(30,000)
Distributions to parent from noncontrolling interest	(18,000)	(24,113)	(14,708)
Equity contribution received by noncontrolling interest	-	1,598	3,230
Repayment of long-term debt	(34,358)	(4,267)	(4,182)
Issuance of long-term debt	70,000	-	-
Proceeds from (repayments of) short-term debt	4,000	-	(7,000)
Other	(539)	(63)	(682)
Cash Used for Financing Activities	(23,897)	(76,845)	(53,342)
Change in cash and cash equivalents:	(4,817)	(15,992)	22,198
Cash and cash equivalents at beginning of period	10,768	26,760	4,562
Cash and cash equivalents at end of period	$5,951	$10,768	$26,760

Supplemental disclosures of cash flow information:
Interest paid	$19,176	$19,415	$19,636
Income taxes paid	$1	$29	$29
Significant noncash investing activities:
Accrued capital expenditures	$16,602	$16,376	$3,963
Dividend in kind to parent	$-	$15,822	$-

The accompanying notes are an integral part of the above consolidated financial statements.

Madison Gas and Electric Company

Consolidated Balance Sheets

(In thousands)

	At December 31,
ASSETS	2017	2016
Current Assets:
Cash and cash equivalents	$5,951	$10,768
Accounts receivable, less reserves of $2,840 and $3,017, respectively	42,299	39,887
Affiliate receivables	668	539
Other accounts receivable, less reserves of $335 and $426, respectively	6,984	6,363
Unbilled revenues	31,400	29,846
Materials and supplies, at average cost	22,614	18,561
Fuel for electric generation, at average cost	8,256	9,757
Stored natural gas, at average cost	12,923	12,819
Prepaid taxes	25,073	25,798
Regulatory assets - current	7,888	6,414
Assets held for sale	8,817	14,813
Other current assets	12,484	12,268
Total Current Assets	185,357	187,833
Affiliate receivable long-term	3,707	4,236
Regulatory assets	142,567	158,485
Pension and other postretirement benefit asset	7,336	2,020
Other deferred assets and other	3,280	4,353
Property, Plant, and Equipment:
Property, plant, and equipment, net	1,283,341	1,244,648
Construction work in progress	58,044	36,790
Total Property, Plant, and Equipment	1,341,385	1,281,438
Investments	409	487
Total Assets	$1,684,041	$1,638,852

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$24,452	$4,333
Short-term debt	4,000	-
Accounts payable	47,614	47,790
Accrued interest and taxes	5,558	5,440
Accrued payroll related items	12,244	11,892
Regulatory liabilities - current	5,633	6,910
Derivative liabilities	8,180	7,620
Other current liabilities	16,749	19,347
Total Current Liabilities	124,430	103,332
Other Credits:
Deferred income taxes	201,486	343,117
Investment tax credit - deferred	918	947
Regulatory liabilities	154,153	22,173
Accrued pension and other postretirement benefits	69,088	74,347
Derivative liabilities	33,990	42,970
Other deferred liabilities and other	69,041	66,426
Total Other Credits	528,676	549,980
Capitalization:
Common shareholder's equity:
Common Stock - $1 par value - 50,000 shares authorized; 17,348 shares outstanding	17,348	17,348
Additional paid-in capital	192,417	192,417
Retained earnings	282,135	277,300
Accumulated other comprehensive (loss) income, net of tax	(28)	19
Total Common Shareholder's Equity	491,872	487,084
Noncontrolling interest	140,902	115,665
Total Equity	632,774	602,749
Long-term debt	398,161	382,791
Total Capitalization	1,030,935	985,540
Commitments and contingencies (see Footnote 17)
Total Liabilities and Capitalization	$1,684,041	$1,638,852

The accompanying notes are an integral part of the above consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Equity

(In thousands)

					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling
	Shares	Value	Capital	Earnings	Income/(Loss)	Interest	Total
2015
Beginning balance - December 31, 2014	17,348	$17,348	$192,417	$276,662	$144	$125,689	$612,260
Cumulative effect of new accounting principle				(142)			(142)
Beginning balance - adjusted				276,520			612,118
Net income				45,368		26,097	71,465
Other comprehensive loss					(121)		(121)
Cash dividends paid to parent by MGE				(30,000)			(30,000)
Equity contribution received by
noncontrolling interest						3,230	3,230
Distributions to parent from
noncontrolling interest						(14,708)	(14,708)
Ending balance - December 31, 2015	17,348	$17,348	$192,417	$291,888	$23	$140,308	$641,984

2016
Net income				51,234		23,358	74,592
Other comprehensive loss					(4)		(4)
Cash dividends paid to parent by MGE				(50,000)			(50,000)
Dividend in kind to parent				(15,822)			(15,822)
Equity contribution received by
noncontrolling interest						1,598	1,598
Distributions to parent from
noncontrolling interest						(24,113)	(24,113)
Deconsolidation of noncontrolling interest						(25,486)	(25,486)
Ending balance - December 31, 2016	17,348	$17,348	$192,417	$277,300	$19	$115,665	$602,749

2017
Net income				49,835		43,237	93,072
Other comprehensive loss					(47)		(47)
Cash dividends paid to parent by MGE				(45,000)			(45,000)
Distributions to parent from
noncontrolling interest						(18,000)	(18,000)
Ending balance - December 31, 2017	17,348	$17,348	$192,417	$282,135	$(28)	$140,902	$632,774

The accompanying notes are an integral part of the above consolidated financial statements.

Notes to Consolidated Financial Statements

December 31, 2017, 2016, and 2015

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

We revised the MGE Energy cash flow statement for the year ending 2016 for a misclassification between two lines in the operating activities section. The revision resulted in a decrease to "Dividend income" from ATC of $2.1 million, with a corresponding increase to "Trade and other receivables." This revision had no impact to the total operating cash flows and management has concluded the impact on MGE Energy's consolidated statement of cash flows is not material.

b.

Principles of Consolidation - MGE Energy and MGE.

MGE, a wholly owned subsidiary of MGE Energy, is a regulated electric and gas utility headquartered in Madison, Wisconsin. MGE Energy and MGE consolidate all majority owned subsidiaries in which they have a controlling influence.

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

The consolidated financial statements reflect the application of certain accounting policies described in this note. All intercompany accounts and transactions have been eliminated in consolidation.

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

Restricted Cash

MGE has certain cash accounts that are restricted to uses other than current operations and designated for a specific purpose. MGE's restricted cash accounts include cash held by trustees for certain employee benefits and cash deposits held by third parties. As of December 31, 2017 and 2016, there was $2.1 million and $3.7 million, respectively, of cash deposits held by third parties. These are included in "Other current assets" on the consolidated balance sheets.

Receivable – Margin Account

Cash amounts held by counterparties as margin for certain financial transactions are recorded as receivable – margin account in "Other current assets" on the consolidated balance sheets. As of December 31, 2017 and 2016, the receivable – margin account balance of $2.5 million and $1.3 million, respectively, is shown net of any collateral posted against derivative positions. As of December 31, 2017, there was $0.1 million of collateral posted against derivative positions. As of December 31, 2016, no cash collateral was posted against derivative positions. Changes in this cash account are considered cash flows from operating activities to match with the costs being hedged. The costs being hedged are fuel for electric generation, purchased power, and cost of gas sold.

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

f.

Inventories - MGE Energy and MGE.

Inventories consist of natural gas in storage, fuel for electric generation, materials and supplies, and renewable energy credits (RECs). MGE values natural gas in storage, fuel for electric generation, and materials and supplies using average cost.

REC allowances are included in "Materials and supplies" on the consolidated balance sheets and are recorded based on specific identification. These allowances are charged to purchase power expense as they are used in operations. MGE's REC allowance balance as of December 31, 2017 and 2016, was $0.5 million and $0.3 million, respectively.

g.

Chattel Paper Agreements - MGE Energy and MGE.

MGE makes available to qualifying customers a financing program for the purchase and installation of energy-related equipment that will provide more efficient use of utility service at the customer's property. The energy-related equipment installed at the customer sites is used to secure the customer loans. MGE is a party to a chattel paper purchase agreement with a financial institution under which MGE can sell, transfer, and assign to the financial institution an undivided interest with recourse, in up to $10.0 million of the financing program receivables, until July 31, 2018. The length of the MGE guarantee to the financial institution varies from one to ten years depending on the term of the underlying customer loan. The loan balances outstanding at

December 31, 2017, approximates the fair value of the energy-related equipment acting as collateral. MGE accounts for these agreements as secured borrowings.

As of December 31, 2017, the remaining contractual maturities of the chattel paper agreements were as follows:

(In thousands)	2018	2019	2020	2021	2022	Thereafter
Repurchase-to-Maturity Transactions:
Loans	$538	$542	$537	$431	$385	$697

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

Debt Issuance Costs - MGE Energy and MGE.

Premiums, discounts, and expenses incurred with the issuance of outstanding long-term debt are amortized over the life of the debt issue. Any call premiums or unamortized expenses associated with refinancing higher-cost debt obligations used to finance utility-regulated assets and operations are amortized consistent with regulatory treatment of those items. These costs are included as a direct reduction to the related debt liability on the consolidated balance sheets.

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

Provisions at composite straight-line depreciation rates approximate the following percentages for the cost of depreciable property:

	2017	2016	2015
Electric(a)(b)	3.0%	2.5%	2.6%
Gas(a)	2.1%	2.1%	1.7%
Nonregulated	2.3%	2.3%	2.4%

(a)

In December 2015, the PSCW approved new depreciation rates, which were implemented and became effective as of January 1, 2016.

(b)

In September 2016, the PSCW approved new depreciation rates for Columbia effective January 1, 2017.

k.

Asset Retirement Obligations - MGE Energy and MGE.

MGE Energy and MGE are required to record a liability for the fair value of an ARO to be recognized in the period in which it is incurred if it can be reasonably estimated. The offsetting associated asset retirement costs are capitalized as a long-lived asset and depreciated over the asset's useful life. The expected present value technique used to calculate the fair value of ARO liabilities includes assumptions about costs, probabilities, settlement dates, interest accretion, and inflation. Revisions to the assumptions, including the timing or amount of expected asset retirement costs, could result in increases or decreases to the AROs. All asset retirement obligations are recorded as "Other long-term liabilities" on the consolidated balance sheets. MGE has regulatory treatment and recognizes regulatory assets or liabilities for the timing differences between when it recovers legal AROs in rates and when it would recognize these costs. See Footnote 18 for further information.

l.

Repairs and Maintenance Expense - MGE Energy and MGE.

MGE utilizes the direct expensing method for planned major maintenance projects. Under this method, MGE expenses all costs associated with major planned maintenance activities as incurred.

m.

Purchased Gas Adjustment Clause - MGE Energy and MGE.

MGE's natural gas rates are subject to a fuel adjustment clause designed to recover or refund the difference between the actual cost of purchased gas and the amount included in rates. Differences between the amounts billed to customers and the actual costs recoverable are deferred and recovered or refunded in future periods by means of prospective monthly adjustments to rates. At December 31, 2017 and 2016, MGE had over collected $1.4 million and $0.9 million, respectively. These amounts are included in "Regulatory liabilities - current" on the consolidated balance sheets.

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

Regional Transmission Organizations - MGE Energy and MGE.

MGE reports on a net basis transactions on the MISO markets in which it buys and sells power within the same hour to meet electric energy delivery requirements. This treatment resulted in a $87.9 million, a $77.2 million, and a $68.6 million reduction to sales to the market and purchase power expense for MISO markets for the years ended December 31, 2017, 2016, and 2015, respectively.

q.

Allowance for Funds Used During Construction - MGE Energy and MGE.

Allowance for funds used during construction is included in utility plant accounts and represents the cost of borrowed funds used during plant construction and a return on shareholder's capital used for construction purposes. In the consolidated income statements, the cost of borrowed funds (AFUDC-debt) is presented as an offset to "Interest expense" and the return on shareholder's capital (AFUDC-equity funds) is shown as an item within "Other income." For 2017, as approved by the PSCW, MGE capitalized AFUDC-debt and equity on 50% of applicable average construction work in progress at 7.87%. For both 2016 and 2015, as approved by the PSCW, MGE capitalized AFUDC-debt and equity on 50% of applicable average construction work in progress at 7.93%. For 2017, 2016, and 2015, MGE received specific approval to recover 100% AFUDC on certain environmental costs for Columbia. For 2017, MGE received specific approval to recover 100% AFUDC on certain costs for the Saratoga Wind Farm project. These amounts are recovered under the ratemaking process over the service lives of the related properties.

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

Capitalized Software Costs - MGE Energy and MGE.

Property, plant, and equipment includes the net book value of capitalized costs of internal use software totaling $11.1 million and $12.3 million at December 31, 2017 and 2016, respectively. During 2017, 2016, and 2015, MGE recorded $3.3 million, $3.0 million, and $2.2 million, respectively, of amortization expense related to these costs. These costs are amortized on a straight-line basis over the estimated useful lives of the assets. For internal use software, the useful lives range from five to ten years.

t.

Impairment of Long-Lived Assets - MGE Energy and MGE.

MGE reviews plant and equipment and other property for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. MGE's policy for determining when long-lived assets are impaired is to recognize an impairment loss if the sum of the expected future cash flows (undiscounted and without interest charges) from an asset are less than the carrying amount of that asset. If an impairment loss is recognized, the amount that will be recorded will be measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. There was no impairment of long-lived assets at December 31, 2017, 2016, and 2015.

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

On December 22, 2017, President Trump signed the Tax Cuts and Jobs Act (Tax Act) into law. The passing of the law significantly lowers MGE's corporate tax rates and triggers a remeasurement of deferred taxes. We have reflected estimates of the impact of the Tax Act in our year-end 2017 financial results; however, those estimates could be affected by, and require subsequent adjustment as a result of, clarity and regulatory guidance that develops around the Tax Act and its implementation during 2018. Furthermore, while regulation allows us to incorporate changes in tax law into the rate-setting process, there will most likely be timing delays before realization of the changes. See Footnote 12 for further information.

Investment tax credits from regulated operations are amortized over related property service lives.

Excise taxes

MGE Energy, through its utility operations, pays a state license fee tax in lieu of property taxes on property used in utility operations. License fee tax is calculated as a percentage of adjusted operating revenues of the prior year. The electric tax rate is 3.19% for retail sales and 1.59% for sales of electricity for resale by the purchaser. The tax rate on sales of natural gas is 0.97%. The tax is required to be estimated and prepaid in the year prior to its computation and expensing. License fee tax expense, included in "Other general taxes," was $14.1 million, $14.5 million, and $14.7 million for the years ended December 31, 2017, 2016, and 2015, respectively.

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

MGE Energy and MGE initially measure the cost of the employee or director services received in exchange for a performance unit award based on the current market value of MGE Energy common stock. The fair value of the awards is subsequently re-measured quarterly through the settlement date. Changes in fair value as well as the original grant during the requisite period are recognized as compensation cost.

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

(In thousands)	2017	2016
Property, plant, and equipment, net	$176,002	$175,502
Construction work in progress	1,225	3,241
Deferred income taxes(a)	29,256	42,525
Long-term debt	59,416	62,021
Noncontrolling interest(a)	97,635	80,362

(a)

In 2017, there was a $14.8 million one-time tax impact as a result of the Tax Act for MGE Power Elm Road. See Footnote 12 for further information.

Long-term debt excluding debt issuance costs consists of $60.0 million at December 31, 2017, of senior secured notes that require that MGE Power Elm Road maintain a projected and actual debt service coverage ratio at the end of any calendar quarter of not less than 1.25 to 1.00 for the trailing 12-month period. The debt is secured by a collateral assignment of lease payments that MGE is making to MGE Power Elm Road for use of the Elm Road Units pursuant to the related long-term leases. As of December 31, 2017, MGE Power Elm Road is in compliance with the covenant requirements.

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

(In thousands)	2017	2016
Property, plant, and equipment, net	$80,282	$81,588
Affiliate receivables	4,236	4,769
Deferred income taxes(b)	13,795	19,912
Long-term debt	43,262	44,932
Noncontrolling interest(b)	43,267	35,303

(b)

In 2017, there was a $6.8 million one-time tax impact as a result of the Tax Act for MGE Power West Campus. See Footnote 12 for further information.

Long-term debt excluding debt issuance costs consists of $43.4 million at December 31, 2017, of senior secured notes that require that MGE Power West Campus maintain a projected debt service coverage ratio of not less than 1.25 to 1.00 and debt to total capitalization ratio of not more than 0.65 to 1.00. The debt is secured by a collateral assignment of lease payments that MGE is making to MGE Power West Campus for use of the cogeneration facility pursuant to the long-term lease. As of December 31, 2017, MGE Power West Campus is in compliance with the covenant requirements.

MGE has been and will continue to recover lease payments made to MGE Power West Campus in rates.

c.

Other Variable Interest Entities.

MGE has a variable interest in entities through purchase power agreements relating to purchased energy from the facilities covered by the agreements. As of December 31, 2017 and 2016, MGE had 61 megawatts and 51 megawatts, respectively, of capacity available under these agreements. MGE evaluated the variable interest entities for possible consolidation. The interest holder is considered the primary beneficiary of the entity and is required to consolidate the entity if the interest holder has the power to direct the activities that most significantly impact the economics of the variable interest entity. MGE examined qualitative factors such as the length of the remaining term of the contracts compared with the remaining lives of the plants, who has the power to direct the operations and maintenance of the facilities, and other factors, and determined MGE is not the primary beneficiary of the variable interest entities. There is not a significant potential exposure to loss as a result of involvement with these variable interest entities.

68

3.

Property, Plant, and Equipment - MGE Energy and MGE.

Property, plant, and equipment consisted of the following at December 31:

	MGE Energy		MGE
(In thousands)	2017	2016	2017	2016
Utility:
Electric(a)	$1,209,336	$1,171,004	$1,209,353	$1,171,021
Gas	415,542	395,790	415,553	395,801
Total utility plant	1,624,878	1,566,794	1,624,906	1,566,822
Less: Accumulated depreciation and amortization(a)	599,469	579,965	599,469	579,965
In-service utility plant, net	1,025,409	986,829	1,025,437	986,857
Nonregulated:
Nonregulated	319,611	317,810	319,611	317,014
Less: Accumulated depreciation and amortization	61,707	59,370	61,707	59,223
In-service nonregulated plant, net	257,904	258,440	257,904	257,791
Construction work in progress:
Utility construction work in progress(a)	56,208	31,356	56,208	31,356
Nonregulated construction work in progress	1,836	5,434	1,836	5,434
Total property, plant, and equipment	$1,341,357	$1,282,059	$1,341,385	$1,281,438

(a)

As of December 31, 2017 and 2016, MGE has classified $8.8 million and $14.8 million, respectively, of Columbia assets as held-for-sale on the consolidated balance sheets related to the partial sale of plant assets to WPL. See Footnote 5.a. for further discussion.

MGE's utility plant is subject to the lien of its Indenture of Mortgage and Deed of Trust. As of December 31, 2017 and 2016, there was $1.2 million of bonds outstanding under that indenture. See Footnote 9 for further discussion of the mortgage indenture.

4.

Investments - MGE Energy and MGE.

a.

Equity Method Investments, Available for Sale Securities, and Other Investments.

	MGE Energy		MGE
(In thousands)	2017	2016	2017	2016
Available for sale securities:
Cost basis	$6,662	$2,216	$455	$455
Gross unrealized gains	675	346	-	40
Gross unrealized losses	(46)	(8)	(46)	(8)
Fair value	7,291	2,554	409	487
Equity method investments:
ATC and ATC Holdco(a)(b)	59,298	72,458	-	-
Other	1,128	1,158	-	-
Total equity method investments	60,426	73,616	-	-
Other investments	55	120	-	-
Total	$67,772	$76,290	$409	$487

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

(b)

In December 2017, there was a $20.4 million one-time tax impact related to ATC as a result of the Tax Act. See Footnote 12 for further information.

MGE Energy's and MGE's available for sale securities represent publicly traded securities and private equity investments in common stock of companies in various industries.

During the years ended December 31, 2017, 2016, and 2015, certain investments were liquidated. As a result of these liquidations, MGE Energy and MGE received the following:

	MGE Energy			MGE
(In thousands)	2017	2016	2015	2017	2016	2015
Cash proceeds	$677	$408	$19	$-	$16	$19
Gain (loss) on sale	522	121	10	-	(8)	10

b.

ATC and ATC Holdco.

ATC owns and operates electric transmission facilities primarily in Wisconsin. MGE received an interest in ATC when it, like other Wisconsin electric utilities, contributed its electric transmission facilities to ATC as required by Wisconsin law. That interest is presently held by MGE Transco, which, since December 1, 2016, is owned by MGE Energy. ATC Holdco was formed by several members of ATC, including MGE Energy, to pursue electric transmission development and investments outside of Wisconsin. The ownership interest in ATC Holdco is held by MGEE Transco, a wholly-owned subsidiary of MGE Energy.

MGE Transco and MGEE Transco have accounted for their investment in ATC and ATC Holdco, respectively, under the equity method of accounting. For the years ended December 31, 2017, 2016, and 2015, MGE Transco recorded the following:

(In thousands)	2017	2016	2015
Equity earnings from investment in ATC	$10,125	$8,670	$7,728
Dividends received from ATC(a)	9,078	7,926	6,645
Capital contributions to ATC	3,551	2,486	710

(a)

MGE Transco recorded a $2.3 million and $2.1 million dividend receivable from ATC as of December 31, 2017 and 2016, respectively. A cash dividend was received in January of each of the proceeding years.

ATC Holdco was formed in December 2016. In the near term, it is expected that ATC Holdco will be pursuing transmission development opportunities that typically have long development and investment lead times before becoming operational. In 2017, MGEE Transco recorded capital contributions of $2.9 million to ATC Holdco.

At December 31, 2017 and 2016, MGE Transco held a 3.6% ownership interest in ATC. At December 31, 2017 and 2016, MGEE Transco held a 4.4% and 4.0% ownership interest in ATC Holdco, respectively. In January 2018, MGE Transco made a $0.7 million capital contribution to ATC and MGEE Transco made a $0.1 million capital contribution to ATC Holdco.

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

ATC's summarized financial data for the years ended December 31, 2017, 2016, and 2015 is as follows:

(In thousands)
Income statement data for the year ended December 31,	2017	2016	2015
Operating revenues	$721,672	$650,806	$615,836
Operating expenses	(344,935)	(322,517)	(319,321)
Other income	5,285	3,225	1,176
Interest expense, net	(109,394)	(98,758)	(97,250)
Earnings before members' income taxes	$272,628	$232,756	$200,441

Balance sheet data as of December 31,	2017	2016
Current assets	$87,730	$75,790
Noncurrent assets	4,598,919	4,312,893
Total assets	$4,686,649	$4,388,683

Current liabilities	$767,248	$495,126
Long-term debt	1,790,590	1,865,302
Other noncurrent liabilities	240,286	271,495
Members' equity	1,888,525	1,756,760
Total members' equity and liabilities	$4,686,649	$4,388,683

During 2017, 2016, and 2015, MGE recorded $29.2 million, $29.1 million, and $28.2 million, respectively, for transmission services received from ATC. MGE also provides a variety of operational, maintenance, and project management work for ATC, which is reimbursed by ATC. As of years ended December 31, 2017 and 2016, MGE had a receivable due from ATC of $0.2 million and $0.1 million, respectively.

5.

Joint Plant Ownership - MGE Energy and MGE.

a.

Columbia.

MGE and two other utilities jointly own Columbia, a coal-fired generating facility located in Portage, Wisconsin, which, at December 31, 2017, accounts for 29% (221 MW) of MGE's net summer rated capacity. Power from this facility is shared in proportion to each company's ownership interest. At December 31, 2017, MGE had a 20.4% ownership interest in Columbia. The other owners are WPL, which operates Columbia, and WPSC. MGE's share of fuel, operating, and maintenance expenses for Columbia was $36.2 million, $39.5 million, and $38.2 million for the years ended December 31, 2017, 2016, and 2015, respectively.

Each owner provides its own financing and reflects its respective portion of facilities and operating costs in its financial statements. MGE's interest in Columbia's gross utility plant in service, and the related accumulated depreciation reserves at December 31 were as follows:

(In thousands)	2017	2016
Utility plant	$274,450	$270,898
Accumulated depreciation	(87,144)	(81,935)
Property, plant, and equipment, net	187,306	188,963
Construction work in progress	20,382	21,120
Total property, plant, and equipment	$207,688	$210,083

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

During 2017 and 2016, MGE accrued $8.8 million and $14.8 million, respectively, of capital expenditures that MGE has forgone subject to the ownership transfer agreement. As of December 31, 2017 and 2016, MGE classified $8.8 million and $14.8 million, respectively, of Columbia assets as held-for-sale on the consolidated balance sheets. In January 2017, MGE reduced its ownership interest in Columbia from 22.0% to 20.4% and in January 2018, MGE further reduced its ownership to 19.4% through the partial sale of plant assets to WPL.

b.

Elm Road.

MGE Power Elm Road owns an 8.33% ownership interest in each of two 615 MW coal-fired generating units in Oak Creek, Wisconsin, which, at December 31, 2017, accounts for 14% (106 MW) of MGE's net summer rated capacity. Unit 1 entered commercial operation on February 2, 2010. Unit 2 entered commercial operation on January 12, 2011. MGE Power Elm Road's sole principal asset is that ownership interest in those generating units. MGE Power Elm Road's interest in the Elm Road Units is leased to MGE pursuant to long-term leases.

The remainder of the ownership interest in the Elm Road Units is held by two other entities, one of which is also responsible for the Units' operation. Each owner provides its own financing and reflects its respective portion of the facility and costs in its financial statements. MGE's share of fuel, operating, and maintenance expenses for the Elm Road Units was $17.3 million, $21.2 million, and $20.9 million for the years ended December 31, 2017, 2016, and 2015, respectively. MGE Power Elm Road's interest in the portion of the Elm Road Units in-service and the related accumulated depreciation reserves at December 31 were as follows:

(In thousands)	2017	2016
Nonregulated plant	$206,063	$204,292
Accumulated depreciation	(30,061)	(28,790)
Property, plant, and equipment, net	176,002	175,502
Construction work in progress	1,225	3,241
Total property, plant, and equipment	$177,227	$178,743

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

Each owner provides its own financing and reflects its respective portion of the facility and operating costs in its financial statements. MGE Power West Campus' interest in WCCF and the related accumulated depreciation reserves at December 31 were as follows:

(In thousands)	2017	2016
Nonregulated plant	$111,386	$111,330
Accumulated depreciation	(31,104)	(29,742)
Property, plant, and equipment, net	80,282	81,588
Construction work in progress	610	1,009
Total property, plant, and equipment	$80,892	$82,597

Operating charges are allocated to the UW based on formulas contained in the operating agreement. Under the provisions of this arrangement, the UW is required to reimburse MGE for their allocated portion of fuel and operating expenses. For the years ended December 31, 2017, 2016, and 2015, the UW allocated share of fuel and operating costs was $5.3 million, $5.5 million, and $3.7 million, respectively.

72

6.

Regulatory Assets and Liabilities - MGE Energy and MGE.

The following regulatory assets and liabilities are reflected in MGE's consolidated balance sheets as of December 31:

(In thousands)	2017	2016
Regulatory Assets
Asset retirement obligation	$8,328	$5,563
Conservation costs	222	444
Debt related costs	9,749	10,211
Derivatives	41,958	49,281
Tax recovery related to AFUDC equity	5,497	9,403
Unfunded pension and other postretirement liability	84,342	86,475
Other	359	3,522
Total Regulatory Assets	$150,455	$164,899
Regulatory Liabilities
Deferred fuel savings	$4,229	$6,016
Elm Road	931	3,473
Income taxes	131,689	1,302
Non-ARO removal costs	18,536	16,415
Purchased gas adjustment	1,404	894
Renewable energy credits	454	339
Other	2,543	644
Total Regulatory Liabilities	$159,786	$29,083

MGE expects to recover its regulatory assets and return its regulatory liabilities through rates charged to customers based on PSCW decisions made during the ratemaking process or based on PSCW long-standing policies and guidelines. The adjustments to rates for these regulatory assets and liabilities will occur over the periods either specified by the PSCW or over the corresponding period related to the asset or liability. Management believes it is probable that MGE will continue to recover from customers the regulatory assets described above based on prior and current ratemaking treatment for such costs. All regulatory assets for which a cash outflow had been made are earning a return.

Asset Retirement Obligation

See Footnote 18 for further discussion.

Conservation Costs

MGE has received regulatory treatment for certain conservation expenditures. The expenditures are used for Focus on Energy programs, which is Wisconsin's statewide energy efficiency and renewable resource program, to promote energy efficiency on the customer's premises. Costs for Focus on Energy programs are estimated in MGE's rates utilizing escrow accounting. The escrow accounting allows the utility to true-up its actual costs incurred and reflect the amount of the true-up in its next rate case filing.

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

Derivatives

MGE has physical and financial contracts that are accounted for as derivatives. The amounts recorded for the net mark-to-market value of the commodity based contracts is offset with a corresponding regulatory asset or liability because these transactions are part of the PGA or fuel rules clause authorized by the PSCW. A significant portion of the recorded amount is related to a purchased power agreement that provides MGE with firm capacity and energy during a base term that began on June 1, 2012, and ends on May 31, 2022. See Footnote 15 for further discussion.

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

Changes in income taxes are generally passed through in customer rates for the regulated utility. The one-time 2017 impact on timing differences related to income taxes passed through to customer rates of the Tax Act was recorded as a regulatory liability. The amount and timing of the cash impacts will depend on the period over which certain income tax benefits are provided to customers, which will be subject to review by the PSCW. A portion of the regulatory liability will be returned to customers based on a mandated timeframe dictated by applicable tax laws. See Footnote 12 for further information.

Non-ARO Removal Costs

In connection with accounting for asset retirement obligations, companies are required to reclassify cumulative collections for non-ARO removal costs as a regulatory liability, with an offsetting entry to accumulated depreciation. Under the current rate structure, these removal costs are being recovered as a component of depreciation expense.

Purchased Gas Adjustment

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

7.

Common Equity.

a.

Common Stock - MGE Energy and MGE.

MGE Energy sells shares of its common stock through its Stock Plan. Those shares may be newly issued shares or shares that MGE Energy has purchased in the open market for resale to participants in the Stock Plan. All sales under the Stock Plan are covered by a shelf registration statement that MGE Energy filed with the SEC. For the years ended December 31, 2017 and 2016, MGE Energy did not issue any new shares of common stock under the Stock Plan.

MGE Energy's transfer agent purchases shares on the open market to provide shares to meet obligations to participants in the Stock Plan. The shares are purchased on the open market through their securities broker-dealer and then are reissued under the Stock Plan as needed to meet share delivery requirements. The volume and timing of share repurchases in the open market depends upon the level of dividend reinvestment and optional share purchases being made from time to time by plan participants. As a result, there is no specific maximum number of shares to be repurchased and no specified termination date for the repurchases.

During the years ended December 31, 2017 and 2016, MGE Energy paid $43.7 million (or $1.26 per share) and $41.8 million (or $1.21 per share), respectively, in cash dividends on its common stock. Dividend payments by MGE to MGE Energy are subject to restrictions arising under a PSCW rate order and, to a lesser degree, MGE's first mortgage bonds. The PSCW order restricts any dividends, above the PSCW authorized amount that MGE may pay MGE Energy if its common equity ratio, calculated in the manner used in the rate proceeding, is less than 55%. See Footnote 9 for further discussion of the mortgage indenture covenants. During the years ended December 31, 2017 and 2016, MGE paid $45.0 million and $50.0 million, respectively, in cash dividends to MGE Energy. In 2016, MGE also transferred its ownership interest in MGE Transco to MGE Energy in the form of a dividend in kind of $15.8 million. See Footnote 4 for further information.

b.

Dilutive Shares Calculation - MGE Energy.

MGE Energy does not hold any dilutive securities.

8.

Noncontrolling Interest - MGE.

The noncontrolling interest on MGE's consolidated balance sheets at December 31 was as follows:

(In thousands)	2017	2016
MGE Power Elm Road(a)	$97,635	$80,362
MGE Power West Campus(a)	43,267	35,303
Total Noncontrolling Interest	$140,902	$115,665

The net income attributable to noncontrolling interest, net of tax, for the years ended December 31, 2017, 2016, and 2015 was as follows:

(In thousands)	2017	2016	2015
MGE Power Elm Road(a)	$29,274	$14,748	$16,577
MGE Power West Campus(a)	13,963	7,200	7,348
MGE Transco(b)	-	1,410	2,172
Net Income Attributable to Noncontrolling Interest, Net of Tax	$43,237	$23,358	$26,097

(a)

MGE Power Elm Road and MGE Power West Campus are not subsidiaries of MGE; however, they have been consolidated in the consolidated financial statements of MGE (see Footnote 2). MGE Power Elm Road and MGE Power West Campus are 100% owned by MGE Power, and MGE Power is 100% owned by MGE Energy. MGE Energy's proportionate share of the equity and net income (through its wholly owned subsidiary MGE Power) of MGE Power Elm Road and MGE Power West Campus is classified within the MGE consolidated financial statements as noncontrolling interest. In 2017, there was a $14.8 million and $6.8 million one-time tax impact as a result of the Tax Act for MGE Power Elm Road and MGE Power West Campus, respectively. The Tax Act reduced the federal tax rate from 35% to 21%. See Footnote 12 for further information.

(b)

At December 31, 2017, MGE Energy is the owner of MGE Transco. In July 2016, MGE's ownership interest in MGE Transco declined below a majority as a result of continued funding of ATC capital contributions by MGE Energy. As a result of the change in majority ownership in MGE Transco, MGE deconsolidated MGE Energy's proportionate share of the equity in MGE Transco. The change in consolidation was applied prospectively by reducing its investment and noncontrolling interest on MGE's consolidated financial statements. The change had no effect on MGE Energy's consolidated financial statements; however, MGE Energy's proportionate share of the equity and net income of MGE Transco classified as noncontrolling interest was deconsolidated from MGE's financial statements. No gain or loss was recognized in July 2016 due to MGE ceasing to have a controlling financial interest.

75

9.

Long-Term Debt - MGE Energy and MGE.

a.

Long-Term Debt.

	December 31, 2017		December 31, 2016
(In thousands)	MGE Energy	MGE	MGE Energy	MGE
First Mortgage Bonds:(a)
7.70%, 2028 Series	$1,200	$1,200	$1,200	$1,200
Tax Exempt Debt:
3.45%, 2027 Series,
Industrial Development Revenue Bonds	19,300	19,300	19,300	19,300
Medium-Term Notes:(b)
5.25%, due 2017(c)	-	-	30,000	30,000
6.12%, due 2028	20,000	20,000	20,000	20,000
7.12%, due 2032	25,000	25,000	25,000	25,000
6.247%, due 2037	25,000	25,000	25,000	25,000
Total Medium-Term Notes	70,000	70,000	100,000	100,000
Other Long-Term Debt:(d)
5.59%, due 2018(e)	20,000	20,000	20,000	20,000
3.38%, due 2020(e)	15,000	15,000	15,000	15,000
3.09%, due 2023(e)	30,000	30,000	30,000	30,000
3.29%, due 2026(e)	15,000	15,000	15,000	15,000
3.11%, due 2027(e)	30,000	30,000	-	-
5.68%, due 2033(f)	26,121	26,121	27,120	27,120
5.19%, due 2033(f)	17,290	17,290	17,983	17,983
5.26%, due 2040(e)	15,000	15,000	15,000	15,000
5.04%, due 2040(g)	36,806	36,806	38,472	38,472
4.74%, due 2041(g)	23,166	23,166	24,167	24,167
4.38%, due 2042(e)	28,000	28,000	28,000	28,000
4.42%, due 2043(e)	20,000	20,000	20,000	20,000
4.47%, due 2048(e)	20,000	20,000	20,000	20,000
3.76%, due 2052(c)(e)	40,000	40,000	-	-
Total Other Long-Term Debt	336,383	336,383	270,742	270,742
Long-term debt due within one year	(24,452)	(24,452)	(4,333)	(4,333)
Unamortized discount and debt issuance costs	(4,270)	(4,270)	(4,118)	(4,118)
Total Long-Term Debt	$398,161	$398,161	$382,791	$382,791

(a)

MGE's utility plant is subject to the lien of its Indenture of Mortgage and Deed of Trust, under which its first mortgage bonds are issued. The Mortgage Indenture provides that dividends or any other distribution or purchase of shares may not be made if the aggregate amount thereof since December 31, 1945 would exceed the earned surplus (retained earnings) accumulated subsequent to December 31, 1945. As of December 31, 2017, approximately $343.3 million was available for the payment of dividends under this covenant.

(b)

The indenture under which MGE's Medium-Term notes are issued provides that those notes will be entitled to be equally and ratably secured in the event that MGE issues any additional first mortgage bonds.

(c)

MGE had $30 million of medium-term notes mature in January 2017. MGE issued $40 million of new long-term unsecured debt on January 13, 2017, to refinance the maturing $30 million medium-term notes and assist with the financing of additional capital expenditures. In accordance with applicable accounting guidance, MGE classified the $30 million of maturing medium-term notes as long-term debt on the consolidated balance sheets for the year ended December 31, 2016.

(d)

Unsecured notes issued pursuant to various Note Purchase Agreements with one or more purchasers. The notes are not issued under, or governed by, MGE's Indenture dated as of September 1, 1998, which governs MGE's Medium-Term Notes.

(e)

Issued by MGE. Under that Note Purchase Agreement: (i) note holders have the right to require MGE to repurchase their notes at par in the event of an acquisition of beneficial ownership of 30% or more of the outstanding voting stock of MGE Energy, (ii) MGE must maintain a ratio of its consolidated indebtedness to consolidated total capitalization not to exceed a maximum of 65%, and (iii) MGE cannot issue "Priority Debt" in an amount exceeding 20% of its consolidated assets. Priority Debt is defined as any indebtedness of MGE secured by liens other than specified liens permitted by the Note Purchase Agreement and certain unsecured indebtedness of certain subsidiaries. As of December 31, 2017, MGE was in compliance with the covenant requirements.

(f)

Issued by MGE Power West Campus. The Note Purchase Agreements require it to maintain a projected debt service coverage ratio of not less than 1.25 to 1.00, and debt to total capitalization ratio of not more than 0.65 to 1.00. The notes are secured by a collateral assignment of lease payments that MGE is making to MGE Power West Campus for use of its ownership interest in the WCCF pursuant to a long-term lease. As of December 31, 2017, MGE Power West Campus was in compliance with the covenant requirements.

(g)

Issued by MGE Power Elm Road. The Note Purchase Agreement requires MGE Power Elm Road to maintain a projected and actual debt service coverage ratio at the end of any calendar quarter of not less than 1.25 to 1.00 for the trailing 12-month period. The notes are secured by a collateral assignment of lease payments that MGE is making to MGE Power Elm Road for use of its ownership interest in the Elm Road Units pursuant to long-term leases. As of December 31, 2017, MGE Power Elm Road was in compliance with the covenant requirements.

b.

Long-Term Debt Maturities.

Below is MGE Energy's and MGE's aggregate maturities for all long-term debt for years following December 31, 2017.

	MGE
(In thousands)	Energy	MGE *
2018	$24,452	24,452
2019	4,553	4,553
2020	19,659	19,659
2021	4,771	4,771
2022	4,889	4,889
Future years	368,559	368,559
Total	$426,883	$426,883

*

Includes $60.0 million for MGE Power Elm Road and $43.4 million for MGE Power West Campus, all of which are consolidated with MGE's debt (see Footnote 2 for further information).

10.

Notes Payable to Banks, Commercial Paper, and Lines of Credit.

a.

MGE Energy.

At December 31, 2017, MGE Energy had an unsecured, committed revolving line of credit of $50 million expiring June 1, 2020. At December 31, 2017, no borrowings were outstanding under this facility.

The agreement requires MGE Energy to maintain a ratio of its consolidated indebtedness to consolidated total capitalization not to exceed a maximum of 65%. A change in control constitutes a default under the agreement. Change in control events are defined as (i) a failure by MGE Energy to hold 100% of the outstanding voting equity interest in MGE or (ii) the acquisition of beneficial ownership of 30% or more of the outstanding voting stock of MGE Energy by one person or two or more persons acting in concert. As of December 31, 2017, MGE Energy was in compliance with the covenant requirements.

b.

MGE.

For short-term borrowings, MGE generally issues commercial paper (issued at the prevailing discount rate at the time of issuance), which is supported by unused committed bank lines of credit. At December 31, 2017, MGE had two unsecured, committed revolving lines of credit for a total of $100 million expiring June 1, 2020. At December 31, 2017, no borrowings were outstanding under these facilities; however there was $4.0 million in commercial paper outstanding.

The agreements require MGE to maintain a ratio of consolidated debt to consolidated total capitalization not to exceed a maximum of 65%. The ratio calculation excludes assets, liabilities, revenues, and expenses included in MGE's financial statements as the result of the consolidation of VIEs, such as MGE Power West Campus and MGE Power Elm Road. A change in control constitutes a default under the agreements. Change in control events are defined as (i) a failure by MGE Energy to hold 100% of the outstanding voting equity interest in MGE or (ii) the acquisition of beneficial ownership of 30% or more of the outstanding voting stock of MGE Energy by one person or two or more persons acting in concert. As of December 31, 2017, MGE was in compliance with the covenant requirements.

c.

MGE Energy and MGE.

Information concerning short-term borrowings for the past two years is shown below:

	As of December 31,
(In thousands)	2017	2016
MGE Energy(a)
Available lines of credit	$150,000	$150,000
Short-term debt outstanding	$4,000	$-
Weighted-average interest rate	1.55%	-%
During the year:
Maximum short-term borrowings	$7,500	$-
Average short-term borrowings	$304	$-
Weighted-average interest rate	1.18%	-%

MGE
Available lines of credit	$100,000	$100,000
Commercial paper outstanding	$4,000	$-
Weighted-average interest rate	1.55%	-%
During the year:
Maximum short-term borrowings	$7,500	$-
Average short-term borrowings	$304	$-
Weighted-average interest rate	1.18%	-%

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

Fair Value of Financial Assets and Liabilities Recorded at the Carrying Amount.

At December 31, 2017 and 2016, the carrying amount of cash, cash equivalents, and outstanding commercial paper approximates fair market value due to the short maturity of those investments and obligations. The estimated fair market value of MGE Energy's and MGE's long-term debt is based on quoted market prices for similar financial instruments at December 31. Since long-term debt is not traded in an active market, it is classified as Level 2.

The estimated fair market value of financial instruments are as follows:

	December 31, 2017		December 31, 2016
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
MGE Energy
Assets:
Cash and cash equivalents	$107,952	$107,952	$95,959	$95,959
Liabilities:
Short-term debt - commercial paper	4,000	4,000	-	-
Long-term debt(a)	426,883	475,282	391,242	430,122

MGE
Assets:
Cash and cash equivalents	$5,951	$5,951	$10,768	$10,768
Liabilities:
Short-term debt - commercial paper	4,000	4,000	-	-
Long-term debt(a)	426,883	475,282	391,242	430,122

(a)

Includes long-term debt due within one year. Excludes debt issuance costs and unamortized discount of $4.3 million and $4.1 million at December 31, 2017 and 2016, respectively.

b.

Recurring Fair Value Measurements.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis.

	Fair Value as of December 31, 2017
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Derivatives, net	$1,005	$278	$-	$727
Exchange-traded investments	792	792	-	-
Total Assets	$1,797	$1,070	$-	$727
Liabilities:
Derivatives, net(b)	$42,963	$210	$-	$42,753
Deferred compensation	3,065	-	3,065	-
Total Liabilities	$46,028	$210	$3,065	$42,753

MGE
Assets:
Derivatives, net	$1,005	$278	$-	$727
Exchange-traded investments	64	64	-	-
Total Assets	$1,069	$342	$-	$727
Liabilities:
Derivatives, net(b)	$42,963	$210	$-	$42,753
Deferred compensation	3,065	-	3,065	-
Total Liabilities	$46,028	$210	$3,065	$42,753

	Fair Value as of December 31, 2016
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Derivatives, net	$1,527	$1,041	$-	$486
Exchange-traded investments	500	500	-	-
Total Assets	$2,027	$1,541	$-	$486
Liabilities:
Derivatives, net	$50,808	$16	$-	$50,792
Deferred compensation	3,039	-	3,039	-
Total Liabilities	$53,847	$16	$3,039	$50,792

MGE
Assets:
Derivatives, net	$1,527	$1,041	$-	$486
Exchange-traded investments	143	143	-	-
Total Assets	$1,670	$1,184	$-	$486
Liabilities:
Derivatives, net	$50,808	$16	$-	$50,792
Deferred compensation	3,039	-	3,039	-
Total Liabilities	$53,847	$16	$3,039	$50,792

(b)

These amounts are shown gross and exclude $0.1 million of collateral that was posted against derivative positions with counterparties as of December 31, 2017.

No transfers were made in or out of Level 1 or Level 2 for the year ended December 31, 2017.

Investments include exchange-traded investment securities valued using quoted prices on active exchanges and are therefore classified as Level 1.

Derivatives include exchange-traded derivative contracts, over-the-counter transactions, a purchased power agreement, and financial transmission rights (FTRs). Most exchange-traded derivative contracts are valued based on unadjusted quoted prices in active markets and are therefore classified as Level 1. A small number of exchange-traded derivative contracts are valued using quoted market pricing in markets with insufficient volumes and are therefore considered unobservable and classified as Level 3. Transactions done with an over-the-counter party are on inactive markets and are therefore classified as Level 3. These transactions are valued based on quoted prices from markets with similar exchange-traded transactions. FTRs are priced based upon monthly auction results for identical or similar instruments in a closed market with limited data available and are therefore classified as Level 3.

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

The following table presents the significant unobservable inputs used in the pricing model as of December 31:

	Model Input
Significant Unobservable Inputs	2017	2016
Basis adjustment:
On peak	92.3%	91.9%
Off peak	94.1%	93.4%
Counterparty fuel mix:
Internal generation	55%-75%	55%-75%
Purchased power	45%-25%	45%-25%

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

The following table summarizes the changes in Level 3 commodity derivative assets and liabilities measured at fair value on a recurring basis.

(In thousands)	2017	2016	2015
Balance as of January 1,	$(50,306)	$(53,501)	$(53,986)
Realized and unrealized gains (losses):
Included in regulatory liabilities	8,281	3,195	484
Included in other comprehensive income	-	-	-
Included in earnings	(3,718)	(5,347)	(6,635)
Included in current assets	(9)	(142)	-
Purchases	24,181	23,346	23,052
Sales	-	-	-
Issuances	-	-	-
Settlements	(20,455)	(17,857)	(16,416)
Transfers in and/or out of Level 3	-	-	-
Balance as of December 31,	$(42,026)	$(50,306)	$(53,501)
Total gains (losses) included in earnings attributed to the
change in unrealized gains (losses) related to assets and
liabilities held at December 31,(c)	$-	$-	$-

The following table presents total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis (c).

(In thousands)
Year Ended December 31,	2017	2016	2015
Purchased power expense	$(3,314)	$(5,262)	$(6,663)
Cost of gas sold expense	(404)	(85)	28
Total	$(3,718)	$(5,347)	$(6,635)

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

On a consolidated and separate company basis, the income tax provision consists of the following provision (benefit) components for the years ended December 31:

	MGE Energy			MGE
(In thousands)	2017	2016	2015	2017	2016	2015
Current payable:
Federal	$21,125	$16,908	$16,837	$21,512	$17,521	$19,295
State	5,129	3,287	2,774	5,316	3,497	3,443
Net-deferred:
Federal	(8,346)	17,571	15,951	(11,195)	16,391	13,538
State	4,264	4,850	5,976	3,435	4,485	5,305
Amortized investment tax credits	(78)	(103)	(175)	(78)	(103)	(175)
Total income tax provision	$22,094	$42,513	$41,363	$18,990	$41,791	$41,406

The consolidated income tax provision differs from the amount computed by applying the statutory federal income tax rate to income before income taxes, as follows:

	MGE Energy			MGE
	2017	2016	2015	2017	2016	2015
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	5.1%	5.1%	5.2%	5.1%	5.1%	5.2%
Amortized investment tax credits	-%	(0.1)%	(0.2)%	-%	(0.1)%	(0.2)%
Credit for electricity from wind energy	(1.6)%	(1.6)%	(1.8)%	(1.7)%	(1.7)%	(1.8)%
Domestic manufacturing deduction	(1.4)%	(1.3)%	(1.4)%	(1.5)%	(1.3)%	(1.4)%
AFUDC equity, net	(0.2)%	(0.2)%	(0.1)%	(0.2)%	(0.2)%	(0.1)%
Federal income tax rate reduction	(18.1)%	-%	-%	(19.3)%	-%	-%
Other, net, individually insignificant	(0.3)%	(0.9)%	-%	(0.4)%	(0.9)%	-%
Effective income tax rate	18.5%	36.0%	36.7%	17.0%	35.9%	36.7%

The significant components of deferred tax liabilities (assets) that appear on the consolidated balance sheets as of December 31 are as follows:

	MGE Energy		MGE
(In thousands)	2017	2016	2017	2016
Property-related	$238,437	$344,721	$238,544	$344,630
Investment in ATC(a)	48,324	71,898	-	-
Bond transactions	832	1,324	832	1,324
Pension and other postretirement benefits	42,919	63,516	42,919	63,516
Derivatives	11,525	20,304	11,525	20,304
Tax deductible prepayments	6,169	8,404	6,169	8,404
Other	9,389	16,606	9,222	16,571
Gross deferred income tax liabilities	357,595	526,773	309,211	454,749
Investment in ATC(a)	(24,781)	(31,212)	-	-
Accrued expenses	(15,135)	(22,410)	(15,135)	(22,410)
Pension and other postretirement benefits	(32,196)	(48,860)	(32,196)	(48,860)
Deferred tax regulatory account	(36,124)	(903)	(36,124)	(903)
Derivatives	(11,525)	(20,304)	(11,525)	(20,304)
Other	(12,790)	(19,340)	(12,831)	(19,224)
Gross deferred income tax assets	(132,551)	(143,029)	(107,811)	(111,701)
Less valuation allowance	86	69	86	69
Net deferred income tax assets	(132,465)	(142,960)	(107,725)	(111,632)
Deferred income taxes	$225,130	$383,813	$201,486	$343,117

(a)

As of December 1, 2016, MGE transferred its ownership interest in ATC to MGE Energy, resulting in a deferred intercompany gain and a corresponding step-up in tax basis.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the Tax Act). The Tax Act makes broad and complex changes to the U.S. tax code, including a reduction in the U.S. federal corporate tax rate from 35 percent to 21 percent.

The SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting for certain income tax effects. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting is complete. To the extent that a company's accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue accounting for certain income tax effects on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.

The Tax Act reduces the corporate tax rate to 21 percent, effective January 1, 2018. Consequently, MGE Energy has recorded a provisional decrease related to deferred tax assets (DTAs) and deferred tax liabilities (DTLs) of $2.1 million and $179.0 million, respectively, with a corresponding net adjustment to deferred income tax expense of $21.7 million generated by nonregulated activities, investment in ATC of $20.4 million, regulatory assets of $4.3 million, and regulatory liabilities of $130.5 million for the year ended December 31, 2017. MGE has recorded a provisional increase related to DTAs and decrease related to DTLs of $1.4 million and $155.1 million, respectively, with a corresponding net adjustment to deferred income tax expense of $ 21.7 million, regulatory assets of $4.3 million, and regulatory liabilities of $130.5 million for the year ended December 31, 2017. Given that changes in income taxes are generally passed through in customer rates for the regulated utility, a regulatory liability was recorded. The amount and timing of the cash impacts will depend on the period over which certain income tax benefits are provided to customers, which will be subject to review by the PSCW. A portion of the regulatory liability will be returned to customers based on a mandated timeframe dictated by applicable tax laws. While we are able to make a reasonable estimate of the impact of the reduction in corporate rate, it may be affected by other analyses related to the Tax Act. Any subsequent adjustment to these amounts will be recorded in the quarter of 2018 when the analysis is complete.

Our state valuation allowance reduces MGE Energy's and MGE's deferred tax assets for state carryforward losses to estimated realizable value due to the uncertainty of future income estimates in various state tax jurisdictions. For tax purposes, as of December 31, 2017, both MGE Energy and MGE had approximately $1.4 million of state tax net operating loss deductions subject to a valuation allowance that expire between 2020 and 2023 if unused.

b.

Accounting for Uncertainty in Income Taxes - MGE Energy and MGE.

MGE Energy and MGE account for the difference between the tax benefit amount taken on prior year tax returns, or expected to be taken on a current year tax return, and the tax benefit amount recognized in the financial statements as an unrecognized tax benefit.

A tabular reconciliation of unrecognized tax benefits and interest from January 1, 2015, to December 31, 2017, is as follows:

(In thousands)
Unrecognized Tax Benefits:	2017	2016	2015
Unrecognized tax benefits, January 1,	$2,487	$2,528	$2,365
Additions based on tax positions related to the current year	552	452	488
Additions based on tax positions related to the prior years	19	39	520
Reductions based on tax positions related to the prior years	(1,134)	(532)	(845)
Unrecognized tax benefits, December 31,	$1,924	$2,487	$2,528

(In thousands)
Interest on Unrecognized Tax Benefits:	2017	2016	2015
Accrued interest on unrecognized tax benefits, January 1,	$388	$311	$92
Reduction in interest expense on uncertain tax positions	(312)	(27)	(102)
Interest expense on uncertain tax positions	89	104	321
Accrued interest on unrecognized tax benefits, December 31,	$165	$388	$311

Unrecognized tax benefits are classified with "Other deferred liabilities" on the consolidated balance sheets. The interest component is offset by a regulatory asset.

At December 31, 2017, 2016, and 2015, MGE Energy and MGE had unrecognized tax benefits primarily related to temporary tax differences associated with the change in income tax method of accounting for electric generation and electric and gas distribution repairs. In addition, at December 31, 2017 and 2016, MGE Energy and MGE had unrecognized tax benefits relating to permanent differences and tax credits of less than $0.1 million. There were no unrecognized tax benefits at December 31, 2015, related to federal permanent differences and tax credits.

The unrecognized tax benefits at December 31, 2017, are not expected to significantly increase or decrease within the next twelve months. In addition, statutes of limitations will expire for MGE Energy and MGE tax returns. The impact of the statutes of limitations expiring is not anticipated to be material. The following table shows tax years that remain subject to examination by major jurisdiction:

Taxpayer	Open Years
MGE Energy and consolidated subsidiaries in federal return	2014 through 2017
MGE Energy Wisconsin combined reporting corporation return	2013 through 2017

13.

Pension Plans and Other Postretirement Benefits - MGE Energy and MGE.

MGE maintains qualified and nonqualified pension plans, health care, and life insurance benefits, and defined contribution 401(k) benefit plans for its employees and retirees. MGE's costs for the 401(k) plans were $3.5 million, $3.1 million, and $2.8 million for the years ended December 31, 2017, 2016, and 2015, respectively. A measurement date of December 31 is utilized for all pension and postretirement benefit plans.

All employees hired after December 31, 2006, have been enrolled in the defined contribution pension plan, rather than the defined benefit pension plan previously in place.

a.

Benefit Obligations and Plan Assets.

(In thousands)	Pension Benefits		Other Postretirement Benefits
Change in Benefit Obligations:	2017	2016	2017	2016
Net benefit obligation at beginning of year	$349,556	$332,565	$78,842	$74,935
Service cost	5,383	5,365	1,231	1,271
Interest cost	12,625	12,393	2,666	2,681
Plan participants' contributions	-	-	894	767
Actuarial loss(a)	37,689	11,412	2,749	2,638
Gross benefits paid	(13,984)	(12,179)	(4,262)	(3,637)
Less: federal subsidy on benefits paid(b)	-	-	170	187
Benefit obligation at end of year	$391,269	$349,556	$82,290	$78,842

Change in Plan Assets:
Fair value of plan assets at beginning of year	$311,933	$290,716	$43,177	$40,170
Actual return on plan assets	56,987	24,181	7,104	3,236
Employer contributions	6,715	9,215	1,557	2,641
Plan participants' contributions	-	-	894	767
Gross benefits paid	(13,984)	(12,179)	(4,262)	(3,637)
Fair value of plan assets at end of year	$361,651	$311,933	$48,470	$43,177
Funded Status at December 31	$(29,618)	$(37,623)	$(33,820)	$(35,665)

(a)

In 2017 and 2016, lower discount rates were the main driver of the actuarial loss.

(b)

In 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 was signed into law authorizing Medicare to provide prescription drug benefits to retirees. For the years ended December 31, 2017 and 2016, the subsidy due to MGE was $0.2 million.

The accumulated benefit obligation for the defined benefit pension plans as of December 31, 2017 and 2016 was $356.0 million and $319.9 million, respectively.

The amounts recognized in the consolidated balance sheets to reflect the funded status of the plans as of December 31 are as follows:

	Pension Benefits		Other Postretirement Benefits
(In thousands)	2017	2016	2017	2016
Long-term asset	$7,336	$2,020	$-	$-
Current liability	(1,726)	(972)	-	-
Long-term liability	(35,228)	(38,671)	(33,820)	(35,665)
Net liability	$(29,618)	$(37,623)	$(33,820)	$(35,665)

The following table shows the amounts that have not yet been recognized in our net periodic benefit cost as of December 31 and are recorded as regulatory assets in our consolidated balance sheets:

	Pension Benefits		Other Postretirement Benefits
(In thousands)	2017	2016	2017	2016
Net actuarial loss	$81,969	$84,656	$12,600	$14,728
Prior service benefit	(429)	(446)	(9,821)	(12,489)
Transition obligation	-	-	23	26
Total	$81,540	$84,210	$2,802	$2,265

The projected benefit obligation and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets were as follows:

(In thousands)	Pension Benefits
Projected Benefit Obligation in Excess of Plan Assets	2017	2016
Projected benefit obligation, end of year	$36,954	$227,739
Fair value of plan assets, end of year	-	188,096

The accumulated benefit obligation and fair value of plan assets for pension plans with an accumulated benefit obligation in excess of plan assets were as follows:

(In thousands)	Pension Benefits
Accumulated Benefit Obligation in Excess of Plan Assets	2017	2016
Accumulated benefit obligation, end of year	$32,813	$26,927
Fair value of plan assets, end of year	-	-

b.

Net Periodic Benefit Cost.

(In thousands)	Pension Benefits			Other Postretirement Benefits
Components of Net Periodic Benefit Cost:	2017	2016	2015	2017	2016	2015
Service cost	$5,383	$5,365	$7,263	$1,231	$1,271	$1,559
Interest cost	12,625	12,393	13,766	2,666	2,681	3,075
Expected return on assets	(22,963)	(22,365)	(22,682)	(2,887)	(2,829)	(2,812)
Amortization of:
Transition obligation	-	-	-	3	3	3
Prior service (credit) cost	(17)	10	23	(2,669)	(2,669)	(2,669)
Actuarial loss	6,352	5,600	5,395	660	589	953
Net periodic benefit cost (credit)	$1,380	$1,003	$3,765	$(996)	$(954)	$109

c.

Plan Assumptions.

The weighted-average assumptions used to determine the benefit obligations were as follows for the years ended December 31:

	Pension Benefits		Other Postretirement Benefits
	2017	2016	2017	2016
Discount rate	3.73%	4.29%	3.58%	4.11%
Rate of compensation increase	3.67%	3.71%	N/A	N/A
Assumed health care cost trend rates:
Health care cost trend rate assumed for next year	N/A	N/A	6.00%	6.25%
Rate to which the cost trend rate is assumed to
decline (the ultimate trend rate)	N/A	N/A	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	N/A	N/A	2022	2022

MGE uses individual spot rates, instead of a weighted average of the yield curve spot rates, for measuring the service cost and interest cost components of net periodic benefit cost.

The weighted-average assumptions used to determine the net periodic cost were as follows for the years ended December 31:

	Pension Benefits			Other Postretirement Benefits
	2017	2016	2015	2017	2016	2015
Discount rate	4.30%	4.51%	4.11%	4.09%	4.32%	3.96%
Expected rate of return on plan assets	7.40%	7.65%	7.80%	6.80%	6.96%	7.06%
Rate of compensation increase	3.76%	3.76%	3.84%	N/A	N/A	N/A

The assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. The following table shows how an assumed 1% increase or 1% decrease in health care cost trends could impact postretirement benefits in 2017 dollars:

(In thousands)	1% Increase	1% Decrease
Effect on other postretirement benefit obligation	$740	$(1,076)
Effect on total service and interest cost components	19	(31)

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

The asset allocation for MGE's pension plans as of December 31, 2017 and 2016, and the target allocation for 2018, by asset category, follows:

	Target Allocation	Percentage of Plan Assets at Year End
		2017	2016
Equity securities(a)	63.0%	65.0%	65.0%
Fixed income securities	30.0%	29.0%	27.0%
Real estate	7.0%	6.0%	8.0%
Total	100.0%	100.0%	100.0%

(a)

Target allocations for equity securities are broken out as follows: 45.5% United States equity, 17.5% non-United States equity.

The fair value of plan assets for the postretirement benefit plans is $48.5 million and $43.2 million as of December 31, 2017 and 2016, respectively. Of this amount, $43.1 million and $37.0 million as of December 31, 2017 and 2016, respectively, were held in the master pension trust and are allocable to postretirement health expenses. The target asset allocation and investment strategy for the portion of assets held in the master pension trust are the same as that explained for MGE's pension plans. The remainder of postretirement benefit assets are held either in an insurance continuance fund for the payment of retiree life benefits or health benefit trusts for payment of retiree health premiums. The asset allocation for the insurance continuance fund is determined by the life insurer. The target asset allocation for the health benefit trusts are established based on a similar investment strategy as assets held in the master pension trust, with consideration for liquidity needs in the health benefit trusts.

e.

Concentrations of Credit Risk.

MGE evaluated its pension and other postretirement benefit plans' asset portfolios for the existence of significant concentrations of credit risk as of December 31, 2017. Types of concentrations that were evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, and foreign country. As of December 31, 2017, there were no significant concentrations (defined as greater than 10 percent of plan assets) of risk in MGE pension and postretirement benefit plan assets.

f.

Fair Value Measurements of Plan Assets.

Pension and other postretirement benefit plan investments are recorded at fair value. See Footnote 11 for more information regarding the fair value hierarchy.

The following descriptions are the categories of underlying plan assets held within the pension and other postretirement benefit plans as of December 31, 2017:

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

Real Estate – Real estate funds are funds with a direct investment in pools of real estate properties. These funds are valued by investment managers on a periodic basis using pricing models that use independent appraisals. The fair value of real estate investments is determined using net asset value.

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

All of the fair values of MGE's plan assets are measured using net asset value, except for cash and cash equivalents which are considered level 1 investments. The fair values of MGE's plan assets by asset category as of December 31 are as follows:

(In thousands)	2017	2016
Cash and Cash Equivalents	$488	$284
Equity Securities:
U.S. Large Cap	124,594	107,406
U.S. Mid Cap	29,138	25,966
U.S. Small Cap	37,782	33,836
International Blend	71,514	59,054
Fixed Income Securities:
Short-Term Fund	4,641	4,318
High Yield Bond	19,400	17,978
Long Duration Bond	91,678	71,512
Real Estate	25,995	29,441
Insurance Continuance Fund	1,500	1,514
Fixed Rate Fund	3,391	3,801
Total	$410,121	$355,110

g.

Expected Cash Flows.

MGE does not expect to need to make any required contributions to the qualified plans for 2018 and 2019. The contributions for years after 2019 are not yet currently estimated. MGE has adopted the asset smoothing as permitted in accordance with the Pension Protection Act of 2006, including modifications made by WRERA.

Due to uncertainties in the future economic performance of plan assets, discount rates, and other key assumptions, estimated contributions are subject to change. MGE may also elect to make additional discretionary contributions.

In 2017, MGE made $11.3 million in employer contributions to its pension and postretirement plans.

h.

Benefit Payments.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

	Pension	Other Postretirement Benefits
(In thousands)	Pension Benefits	Gross Postretirement Benefits	Expected Medicare Part D Subsidy	Net Postretirement Benefits
2018	$15,011	$3,828	$(215)	$3,613
2019	16,009	4,233	(234)	3,999
2020	16,830	4,678	(259)	4,419
2021	17,717	5,157	(280)	4,877
2022	18,869	5,481	(305)	5,176
2023 - 2027	107,402	29,636	(1,941)	27,695

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

On the grant date, MGE Energy and MGE measure the cost of the director or employee services received in exchange for a performance unit award based on the current market value of MGE Energy common stock. The fair value of the awards is re-measured quarterly, including at December 31, 2017, as required by applicable accounting standards. Changes in fair value as well as the original grant are recognized as compensation cost. Since this amount is re-measured throughout the vesting period, the compensation cost is subject to variability.

Units granted under the Director Incentive Plan are subject to a three-year vesting schedule. The most recent three years of units granted under this plan are as follows:

Grant Date	MGE Energy Units Granted
January 19, 2018	4,704
January 20, 2017	4,608
January 15, 2016	3,773

Units granted under the Performance Unit Plan are subject to a five-year vesting schedule. The most recent units granted under this plan are as follows:

Grant Date	MGE Energy Units Granted
February 16, 2018	17,830
March 1, 2017	14,704
February 19, 2016	19,055
February 20, 2015	18,948
February 21, 2014	21,991

For nonretirement eligible employees, stock-based compensation costs are accrued and recognized using the graded vesting method. Compensation cost for retirement eligible employees or employees that will become retirement eligible during the vesting schedule are recognized on an abridged horizon.

During the years ended December 31, 2017 and 2015, MGE recorded $1.0 million in compensation expense as a result of awards under the plans. During the year ended December 31, 2016, MGE recorded $3.1 million in compensation expense as a result of awards under the plans. In January 2017, cash payments of $1.7 million were distributed relating to awards that were settled based on the prescribed vesting schedules. During the year ended December 31, 2015, MGE recorded a $0.2 million gain on 4,676 units forfeited. No forfeitures occurred during the years ended December 31, 2017 and 2016. At December 31, 2017, $5.9 million of outstanding awards are vested, and of this amount, no cash settlements have occurred.

15.

Derivative and Hedging Instruments - MGE Energy and MGE.

a.

Purpose.

As part of its regular operations, MGE enters into contracts, including options, swaps, futures, forwards, and other contractual commitments, to manage its exposure to commodity prices. To the extent that these contracts are derivatives, MGE assesses whether or not the normal purchases or normal sales exclusion applies. For contracts to which this exclusion cannot be applied, the derivatives are recognized in the consolidated balance sheets at fair value. MGE's financial commodity derivative activities are conducted in accordance with its electric and gas risk management program, which is approved by the PSCW and limits the volume MGE can hedge with specific risk management strategies. The maximum length of time over which cash flows related to energy commodities can be hedged is four years. If the derivative qualifies for regulatory deferral, the derivatives are marked to fair value and are offset with a corresponding regulatory asset or liability depending on whether the derivative is in a new loss or net gain position, respectively. The deferred gain or loss is recognized in earnings in the delivery month applicable to the instrument. Gains and losses related to hedges qualifying for regulatory treatment are recoverable in gas rates through the PGA or in electric rates as a component of the fuel rules mechanism.

b.

Notional Amounts.

The gross notional volume of open derivatives is as follows:

	December 31, 2017	December 31, 2016
Commodity derivative contracts	552,310 MWh	393,395 MWh
Commodity derivative contracts	5,460,000 Dth	4,195,000 Dth
FTRs	2,226 MW	2,251 MW
PPA	2,650 MW	3,250 MW

c.

Financial Statement Presentation.

MGE purchases and sells exchange-traded and over-the-counter options, swaps, and future contracts. These arrangements are primarily entered into to help stabilize the price risk associated with gas or power purchases. These transactions are employed by both MGE's gas and electric segments. Additionally, as a result of the firm transmission agreements that MGE holds on electricity transmission paths in the MISO market, MGE holds financial transmission rights (FTRs). An FTR is a financial instrument that entitles the holder to a stream of revenues or charges based on the differences in hourly day-ahead energy prices between two points on the transmission grid. The fair values of these instruments are offset with a corresponding regulatory asset/liability depending on whether they are in a net loss/gain position. Depending on the nature of the instrument, the gain or loss associated with these transactions will be reflected as cost of gas sold, fuel for electric generation, or purchased power expense in the delivery month applicable to the instrument. At December 31, 2017 and 2016, the fair value of exchange traded derivatives and FTRs exceeded their cost basis by $0.2 million and $1.3 million, respectively.

MGE is a party to a purchased power agreement that provides MGE with firm capacity and energy during a base term from June 1, 2012, through May 31, 2022. The agreement also allows MGE an option to extend the contract after the base term. The agreement is accounted for as a derivative contract and is recognized at its fair value on the consolidated balance sheets. However, the derivative qualifies for regulatory deferral and is recognized with a corresponding regulatory asset or liability depending on whether the fair value is in a loss or gain position. The fair value of the contract at December 31, 2017 and 2016, reflects a loss position of $42.2 million and $50.6 million, respectively. The actual cost will be recognized in purchased power expense in the month of purchase.

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

(In thousands)	Derivative Assets	Derivative Liabilities	Balance Sheet Location
December 31, 2017
Commodity derivative contracts(a)	$566	$603	Derivative liability (current)(b)
Commodity derivative contracts(a)	110	190	Derivative liability (long-term)
FTRs	329	-	Other current assets
PPA	N/A	8,180	Derivative liability (current)
PPA	N/A	33,990	Derivative liability (long-term)

December 31, 2016
Commodity derivative contracts(a)	$1,227	$164	Other current assets
Commodity derivative contracts(a)	157	54	Other deferred charges
FTRs	143	-	Other current assets
PPA	N/A	7,620	Derivative liability (current)
PPA	N/A	42,970	Derivative liability (long-term)

(a)

As of December 31, 2017, collateral of $0.1 million was posted against and netted with derivative liability positions on the consolidated balance sheets. No collateral was posted against derivative positions as of December 31, 2016.

(b)

As of December 31, 2017, $0.1 million was presented as other current assets on the consolidated balance sheets.

The following tables show the effect of netting arrangements for recognized derivative assets and liabilities that are subject to a master netting arrangement or similar arrangement on the consolidated balance sheets.

Offsetting of Derivative Assets

(In thousands)	Gross Amounts	Gross Amounts Offset in Balance Sheets	Collateral Posted Against Derivative Positions	Net Amount Presented in Balance Sheets
December 31, 2017
Commodity derivative contracts	$676	$(654)	$-	$22
FTRs	329	-	-	329

December 31, 2016
Commodity derivative contracts	$1,384	$(218)	$-	$1,166
FTRs	143	-	-	143

Offsetting of Derivative Liabilities

(In thousands)	Gross Amounts	Gross Amounts Offset in Balance Sheets	Collateral Posted Against Derivative Positions	Net Amount Presented in Balance Sheets
December 31, 2017
Commodity derivative contracts	$793	$(654)	$(139)	$-
PPA	42,170	-	-	42,170

December 31, 2016
Commodity derivative contracts	$218	$(218)	$-	$-
PPA	50,590	-	-	50,590

The following tables summarize the unrealized and realized gains (losses) related to the derivative instruments on the consolidated balance sheets at December 31, 2017 and 2016, and the consolidated income statements for the years ended December 31, 2017 and 2016.

	2017		2016
	Current and Long-Term Regulatory Asset	Other Current Assets	Current and Long-Term Regulatory Asset	Other Current Assets
(In thousands)
Balance at January 1,	$49,281	$230	$54,082	$1,208
Unrealized (gain) loss	(2,743)	-	1,575	-
Realized (loss) gain reclassified to a deferred account	(1,260)	1,260	(1,060)	1,060
Realized loss reclassified to income statement	(3,320)	(684)	(5,316)	(2,038)
Balance at December 31,	$41,958	$806	$49,281	$230

	Realized Losses (Gains)
	2017		2016
(In thousands)	Fuel for Electric Generation/ Purchased Power	Cost of Gas Sold	Fuel for Electric Generation/ Purchased Power	Cost of Gas Sold
Year Ended December 31:
Commodity derivative contracts	$786	$634	$1,154	$2,064
FTRs	(1,464)	-	(445)	-
PPA	4,048	-	4,581	-

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

The PPA has a provision that may require MGE to post collateral if MGE's debt rating falls below investment grade (i.e., below BBB-). The amount of collateral that it may be required to post varies from $20.0 million to $40.0 million, depending on MGE's nominated capacity amount. As of December 31, 2017, no collateral is required to be, or has been, posted. Certain counterparties extend MGE a credit limit. If MGE exceeds these limits, the counterparties may require collateral to be posted. As of December 31, 2017, certain counterparties were in a net liability of $0.1 million. As of December 31, 2016, no counterparties were in a net liability position.

Nonperformance of counterparties to the non-exchange traded derivatives could expose MGE to credit loss. However, MGE enters into transactions only with companies that meet or exceed strict credit guidelines, and it monitors these counterparties on an ongoing basis to mitigate nonperformance risk in its portfolio. As of December 31, 2017, no counterparties have defaulted.

16.

Rate Matters - MGE Energy and MGE.

a.

Rate Proceedings.

In December 2016, the PSCW authorized MGE, effective January 1, 2017, to decrease 2017 rates for retail electric customers by 0.8% or $3.3 million and to increase rates for retail gas customers by 1.9% or $3.1 million on an annual basis. The decrease in retail electric rates was attributable to declining fuel and purchased power costs. The increase in retail gas rates covered costs associated with MGE's natural gas system infrastructure improvements. The authorized return on common stock equity for 2017 was 9.8% based on a capital structure consisting of 57.2% common equity. The PSCW also approved MGE's request to extend the current accounting treatment for transmission related costs through 2018. This accounting treatment allowed MGE to reflect any differential between transmission costs reflected in rates and actual costs incurred in its next rate case filing.

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

In July 2016, the PSCW issued a final order in the fuel rules proceedings requiring MGE to refund additional fuel savings incurred during 2015 and 2016 to its retail electric customers over a one-month period. In September 2016, MGE returned $15.5 million to customers through bill credits.

In July 2017, the PSCW issued a final order in the fuel rules proceedings requiring MGE to refund additional fuel savings realized during 2015 and 2016 to its retail electric customers over a one-month period. In October 2017, MGE returned $6.2 million to customers through bill credits.

In December 2017, the PSCW approved a surcharge for 2018 electric fuel-related costs. The surcharge will increase electric retail revenue in 2018 by $0.5 million or 0.13%.

As of December 31, 2017, MGE has deferred $4.2 million of 2017 fuel-related savings. These costs will be subject to the PSCW's annual review of 2017 fuel costs, expected to be completed in 2018.

17.

Commitments and Contingencies.

a.

Purchase Contracts - MGE Energy and MGE.

MGE Energy and MGE have entered into various commodity supply, transportation, and storage contracts to meet their obligations to deliver electricity and natural gas to customers. Management expects to recover these costs in future customer rates. As of December 31, 2017, the future minimum commitments related to these purchase contracts were as follows:

(In thousands)	2018	2019	2020	2021	2022	Thereafter
Coal(a)	$22,677	$14,920	$5,399	$-	$-	$-
Natural gas
Transportation and storage(b)	20,981	20,830	20,830	20,830	20,830	74,141
Supply(c)	13,709	-	-	-	-	-
Purchase power(d)	44,350	32,444	31,479	32,120	18,887	44,641
Saratoga wind(e)	18,903	-	1,399	1,399	1,399	-
Other	7,444	1,371	1,241	935	890	837
	$128,064	$69,565	$60,348	$55,284	$42,006	$119,619

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

(e)

The Saratoga Wind Farm is a planned 66 MW wind farm, consisting of 33 turbines, located near Saratoga, Iowa. The project was approved by the PSCW in December 2017, and construction is expected to begin in early 2018, with an estimated capital cost of $108 million.

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

Future minimum rental payments at December 31, 2017, under agreements classified as operating leases with noncancelable terms in excess of one year are as follows:

(In thousands)	2018	2019	2020	2021	2022	Thereafter
Minimum lease payments	$1,205	$638	$415	$276	$276	$7,711

Rental expense under operating leases totaled $1.7 million, $2.0 million, and $2.1 million for 2017, 2016, and 2015, respectively.

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

EPA's Effluent Limitations Guidelines and Standards for Steam Electric Power Generating Point Source Category

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

EPA Cooling Water Intake Rules (Section 316(b))

Section 316(b) of the Clean Water Act requires that the cooling water intake structures at electric power plants meet best available technology standards so that mortality from entrainment (drawing aquatic life into a plant's cooling system) and impingement (trapping aquatic life on screens) are reduced. The EPA finalized its Section 316(b) rule for existing facilities in 2014. Section 316(b) requirements are implemented in Wisconsin through modifications to plants' WPDES permits, which govern plant wastewater discharges.

The WCCF, Blount, and Columbia plants are considered existing plants under this rule. The WCCF facility already employs a system that meets the Section 316(b) rule. Our Blount plant's WPDES permit assumes that Blount meets best technology available (BTA) for the duration of the permit, which expires in 2023. However, MGE needs to perform an entrainment study by the end of 2021 to determine future BTA, which will be included with the next permit renewal. Section 316(b) applies to river intakes at our Columbia plant. The operator of our Columbia plant is conducting an intake study to demonstrate compliance with the Section 316(b) rule and/or identify design criteria needed to meet the new rule requirements prior to Columbia's WPDES permit renewal. The results of this study will determine if Columbia will have additional requirements in its WPDES renewal. The exact requirements at Blount and Columbia, however, will remain unknown until those sites' WPDES permits are modified to account for this rule. Nonetheless, MGE expects that the Section 316(b) rule will not have material effects on its existing plants.

Energy Efficiency and Renewables

The Wisconsin Energy Efficiency and Renewables Act requires that 10% of the state's electricity be generated from renewable sources. MGE is in compliance with the requirement. The costs to comply with the Act and its accompanying regulations are being recovered in rates.

Air Quality

Federal and state air quality regulations impose restrictions on various emissions, including emissions of particulate matter (PM), sulfur dioxide (SO2), nitrogen oxides (NOx), and other pollutants, and require permits for operation of emission sources. These permits have been obtained by MGE and must be renewed periodically. Current EPA initiatives under the Clean Air Act, including a recent update to the Cross-State Air Pollution Rule (CSAPR), and recently revised National Ambient Air Quality Standards (NAAQS) for ozone, have the potential to result in additional operating and capital expenditure costs for MGE.

EPA's Greenhouse Gas (GHG) Reduction Guidelines under the Clean Air Act 111(d) Rule

In October 2015, the EPA finalized its Clean Power Plan (CPP) rule with an effective date of December 2015, setting guidelines and approval criteria for states to use in developing plans to control GHG emissions from existing fossil fuel-fired electric generating units (EGUs) and systems. Implementation of the rule was expected to have a direct impact on existing coal and natural gas fired generating units, including possible changes in dispatch and additional operating costs.

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

In February 2016, the U.S. Supreme Court issued a stay blocking implementation of the CPP pending the Court's own review. The stay will remain in effect until the D.C. Circuit Court reaches its decision and the U.S. Supreme Court either declines to review the lower court's decision or reaches a decision of its own. During the pendency of the stay, states are not required to submit implementation plans and the EPA will not enforce deadlines or issue a federal plan for any state.

Also in February 2016, the Governor of Wisconsin issued Executive Order 186, which prohibits Wisconsin state agencies, departments, boards, commissions, or other state entities from developing or promoting the development of a state plan in response to the CPP.

In May 2017, the EPA requested the U.S. Court of Appeals for the D.C. Circuit to put on hold, indefinitely, any ongoing challenges to the rules while the EPA reviews the rule and undertakes any potential rulemaking. In October 2017, the EPA published a proposed rule announcing the EPA's intention to repeal the CPP and has sought public comment on whether to replace the rule, and if so how. In December 2017, the EPA published an Advanced Notice of Proposed Rulemaking (ANPR) to solicit information from the public as it considers a future rule to limit GHG emissions from electric generating units.

Given the pending legal proceedings, and the ANPR, the nature and timing of any final requirements is subject to uncertainty. If the rule remains substantially in its present form, it is expected to have a material impact on MGE. MGE will continue to monitor developments with this proposed rule.

National Ambient Air Quality Standards (NAAQS) and Related Rules

The EPA's NAAQS regulations have been developed to set ambient levels of six pollutants to protect sensitive human populations (primary NAAQS) and the environment (secondary NAAQS) from the negative effects of exposure to these pollutants at higher levels. The Clean Air Act requires that the EPA periodically review, and adjust as necessary, the NAAQS for these six air pollutants. The EPA's NAAQS review can result in a lowering of the allowed ambient levels of a pollutant, a change in how the pollutant is monitored, and/or a change in which sources of that pollutant are regulated. States implement any necessary monitoring and measurement changes and recommend areas for attainment (meets the ambient requirements) or nonattainment (does not meet these standards). The EPA makes the final attainment and nonattainment determinations. States must come up with a state implementation plan (SIP) to get nonattainment areas into attainment and maintain air quality in attainment areas. A company with facilities located in a nonattainment area will be most affected. Their facilities may be subject to additional data submissions and measurement during permitting renewals, their facilities may need to meet new emission limitations set by the SIP (which could result in significant capital expenditures), and the company may have additional expenses and/or difficulties expanding existing facilities or building new facilities. The process from determining acceptable primary and/or secondary NAAQS to executing SIPs can take years. Nonetheless, because the NAAQS regulations have the potential to affect both existing and new facilities in areas, MGE continuously monitors changes to these rules to evaluate whether changes could impact its operations. In addition, the EPA has adopted interstate transport rules, such as the CSAPR, to address contributions to NAAQS nonattainment from upwind sources in neighboring states. In the following paragraphs we discuss specific NAAQS and transport rule developments that may affect MGE.

Ozone NAAQS

In December 2017, the EPA informed the Governor of Wisconsin of its proposal to designate Milwaukee County, where MGE's Elm Road Units are located, as being in nonattainment with the 2015 Ozone NAAQS. The EPA anticipates issuing its final decision in April 2018, after considering comments from the public and the State of Wisconsin. If the EPA designates Milwaukee County as being in nonattainment, the State of Wisconsin will need to develop an implementation plan for the County which could affect operations and emission control obligations for our Elm Road Units.

The State of Wisconsin has joined a lawsuit filed by several states challenging the EPA's 2015 ozone standard, alleging that the standard is not attainable and the EPA is not properly considering background levels in setting its ozone attainment levels. The lawsuit has been stayed at the request of the EPA, which is reviewing the 2015 standard and may repeal or modify the standard. MGE will continue to monitor the nonattainment designation process for Milwaukee County, and the related litigation, to assess potential impacts to its Elm Road Units.

Sulfur Dioxide (SO2) NAAQS

In June 2016, the EPA issued a final rule classifying Columbia County as an unclassified/attainment area. MGE does not anticipate any material costs from this rule, however, it will continue to track developments at the national level as the EPA continues to implement parts of this rule.

EPA's Cross-State Air Pollution Rule: Proposed Ozone Season Update based on 2008 Ozone NAAQS

The EPA's Cross-State Air Pollution Rule (CSAPR) is an interstate air pollution transport rule designed to reduce ozone and fine particulate (PM2.5) air levels in areas that the EPA has determined are being affected by pollution from neighboring and upwind states. This is accomplished in the CSAPR through a reduction in SO2 and NOx from qualifying fossil-fuel fired power plants in upwind or "contributing" states. NOx and SO2 contribute to fine particulate pollution and NOx contributes to ozone formation. Reductions are achieved through a cap and trade system. Individual plants can meet their caps through modifications and/or buying allowances on the market.

In October 2016, the EPA finalized rulemaking for an update to CSAPR that incorporated 2008 Ozone NAAQS standards into the rule (the original CSAPR is based on 1997 Ozone NAAQS standards) and began further reducing summertime ozone season NOx allowances in 2017. The update affects 22 states, including Wisconsin, by further limiting statewide NOx allowances in each of those states. The rule also includes revisions to CSAPR that are designed to address issues remaining from the D.C. Circuit remand of CSAPR, including Wisconsin's inclusion in the NOx ozone season portion of the rule. The State of Wisconsin filed a legal challenge to the CSAPR update rule asserting, among other things, that the rule over-controls NOx emissions in Wisconsin.

MGE intends to meet the rule requirements through a combination of reduced emissions through pollution control (e.g. SCR installation at Columbia), as well as owned, received, and purchased allowances. Until MGE fully understands its long-term costs associated with compliance, the results of the pending litigation, the impact of the pollution controls installed at Columbia, and the ozone season market stabilizes, there remains some uncertainty about its future costs to comply. Depending on the cost of allowances in future years, this requirement may or may not be material for MGE.

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

Our Columbia plant and Elm Road Units are subject to this rule. The costs to comply with this rule at our Elm Road Units are not expected to be significant. Columbia's operator has completed a review of their system and has determined that an onsite ash pond will need to be closed by 2023. Columbia's operator will install a dry ash handling system to replace the ash pond. The dry ash handling system installation is planned for 2020-2021. In 2015, MGE recorded an asset retirement obligation for its share of the legal liability associated with the effect of the CCR rule. Actual costs of compliance may be different than the amount recorded due to potential changes in compliance strategies that will be used, as well as other potential cost estimate changes. Management believes compliance costs will be recovered in future rates based on previous treatment of environmental compliance projects.

Columbia

Based upon current available information, compliance with various environmental requirements and initiatives is expected to result in significant additional operating and capital expenditures at Columbia as noted below.

Columbia Clean Air Act Litigation

Columbia is a coal-fired generating station operated by WPL in which WPL, WPSC, and MGE have ownership interests. In December 2009, the EPA sent a Notice of Violation (NOV) to the co-owners, including MGE. The NOV alleged that WPL, which is the plant operator, and the Columbia co-owners failed to comply with appropriate pre-construction review and permitting requirements and, as a result, violated the Prevention of Significant Deterioration program requirements, Title V Operating Permit requirements of the CAA, and the Wisconsin SIP. In June 2013, the court approved and entered a consent decree entered by the EPA, Sierra Club, and the co-owners of Columbia. One of the requirements of the consent decree requires installation of an SCR system at Columbia Unit 2 by December 31, 2018. Installation of the SCR has been approved by the PSCW. The SCR project is currently under construction and is expected to be placed in service in 2018. MGE's portion of capital expenditures (past and future) for the SCR is expected to be approximately $19-$24 million.

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

e.

Other Commitments.

MGE Energy holds investments in nonpublic venture funds. From time to time, these entities require additional capital infusions from their investors. MGE Energy has committed to contribute $11.1 million in capital for such infusions. The timing of these infusions is dependent on the needs of the investee and is therefore uncertain at this time.

In addition, MGE Energy has a three year agreement with a venture debt fund expiring in December 2019. MGE Energy has committed to invest up to a total of $1.5 million into this fund. As of December 31, 2017, MGE Energy has $0.4 million remaining in commitments. The timing of infusions is dependent on the needs of the fund and is therefore uncertain at this time.

MGE has several other commitments related to various projects. Payments for these commitments are expected to be as follows:

(In thousands)	2018	2019	2020	2021	2022	Thereafter
Other commitments	$435	$437	$438	$441	$442	$5,202

18.

Asset Retirement Obligations - MGE Energy and MGE.

MGE recorded an obligation for the fair value of its legal liability for asset retirement obligations (AROs) associated with removal of the West Campus Cogeneration Facility and the Elm Road Units, electric substations, combustion turbine generating units, wind generating facilities, and photovoltaic generating facilities, all of which are located on property not owned by MGE Energy and MGE and would need to be removed upon the ultimate end of the associated leases. The significant conditional AROs identified by MGE included the costs of abandoning in place gas services and mains, the abatement and disposal of equipment and buildings contaminated with asbestos and PCBs, and the proper disposal and removal of tanks, batteries, and underground cable. Changes in management's assumptions regarding settlement dates, settlement methods, or assigned probabilities could have a material effect on the liabilities recorded by MGE at December 31, 2017, as well as the regulatory asset recorded.

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

The following table summarizes the change in AROs. Amounts include conditional AROs.

(In thousands)	2017	2016
Balance at January 1,	$26,886	$24,360
Liabilities incurred	145	1,303
Accretion expense	1,359	1,269
Liabilities settled(a)	(1,789)	(110)
Revisions in estimated cash flows	137	64
Balance at December 31,	$26,738	$26,886

(a)

In 2017, MGE removed asbestos at Blount for $1.6 million.

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

This authoritative guidance will become effective January 1, 2018, and MGE Energy and MGE anticipate adopting the standard upon the effective date. Adoption of this standard is permitted under one of two methods: the full retrospective method or the modified retrospective method. MGE Energy and MGE have chosen to implement the standard using the modified retrospective method. The cumulative impact of this guidance on our financial statements is not expected to be material, except for additional footnote disclosures.

b.

Financial Instruments.

In January 2016, the FASB issued authoritative guidance within the Codification's Financial Instruments topic that provides guidance on the recognition and measurement of financial instruments. This authoritative guidance will become effective January 1, 2018, and will require equity investments to be measured at fair value with changes in fair value recognized in net income rather than in other comprehensive income. As a result of this guidance, MGE Energy and MGE will no longer have other comprehensive income related to equity investments. This standard will be applied using a modified retrospective approach, with a cumulative effect adjustment recorded to opening retained earnings as of the beginning of all prior periods presented. As of December 31, 2017, MGE Energy had $0.4 million of accumulated other comprehensive income and MGE had less than $0.1 million of accumulated other comprehensive loss related to equity investments within the scope of this standard.

c.

Leases.

In February 2016, the FASB issued authoritative guidance within the Codification's Leases topic that provides guidance on the classification, recognition, measurement, and disclosure of leases. The new leasing standard establishes that a lease conveys the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. Under the new guidance, lessees will be required to recognize all leases with terms greater than one year, including operating leases, on the consolidated balance sheet by recording a right-of-use asset and lease liability. Prior to the authoritative guidance, only capital leases were recognized on the balance sheet by lessees. The new accounting guidance as applied by lessors is materially consistent from that applied under current GAAP. In January 2018, the FASB issued authoritative guidance which provided an optional practical expedient to grandfather the accounting for existing and expired land easements not accounted for as a lease under the new authoritative guidance. MGE Energy and MGE plan to adopt this practical expedient.

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

d.

Restricted Cash.

In November 2016, the FASB issued authoritative guidance within the Codification's Statement of Cash Flows topic that provides guidance on the classification and presentation of changes in restricted cash within the statement of cash flows. The new standard was issued to eliminate a current diversity in practice for the accounting treatment of restricted cash. Under the new guidance, reporting entities will be required to explain the changes in the total of restricted and unrestricted cash and cash equivalents when reconciling the beginning and ending balances on the statement of cash flows. Prior to the authoritative guidance, changes in restricted cash were presented as either cash flows from operating, investing, or financing activities within the statement of cash flows, as appropriate based on the nature of the restriction. Also under the new standard, reporting entities will be required to provide a reconciliation from the balance sheet to the statement of cash flows and disclose the nature of the restrictions of cash. This authoritative guidance will become effective January 1, 2018. Upon the effective date, MGE Energy and MGE will change the presentation of restricted cash to reflect this change in accounting guidance. MGE Energy and MGE will also retrospectively apply the guidance to all prior periods presented. As of December 31, 2017 and 2016, MGE Energy and MGE had $4.6 million and $5.1 million, respectively, of restricted cash classified within other current assets on the consolidated balance sheets.

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

The following table shows segment information for MGE Energy's and MGE's operations:

(In thousands) MGE Energy	Electric	Gas	Non-Regulated Energy	Transmission Investment	All Others	Consolidation/ Elimination Entries	Consolidated Total
Year Ended December 31, 2017
Operating revenues	$413,926	$148,825	$348	$-	$-	$-	$563,099
Interdepartmental revenues	(510)	14,974	44,468	-	-	(58,932)	-
Total operating revenues	413,416	163,799	44,816	-	-	(58,932)	563,099
Depreciation and amortization	(36,660)	(9,000)	(7,417)	-	-	-	(53,077)
Other operating expenses	(305,539)	(133,479)	(190)	(9)	(1,001)	58,932	(381,286)
Operating income (loss)	71,217	21,320	37,209	(9)	(1,001)	-	128,736
Other income (deductions), net	1,978	362	-	9,844	(1,896)	-	10,288
Interest (expense) income, net	(11,257)	(3,234)	(5,533)	-	700	-	(19,324)
Income (loss) before taxes	61,938	18,448	31,676	9,835	(2,197)	-	119,700
Income tax (provision) benefit(a)	(20,547)	(7,303)	8,860	(3,954)	850	-	(22,094)
Net income (loss)	$41,391	$11,145	$40,536	$5,881	$(1,347)	$-	$97,606

Year Ended December 31, 2016
Operating revenues	$409,006	$134,543	$1,196	$-	$-	$-	$544,745
Interdepartmental revenues	1,912	21,378	43,930	-	-	(67,220)	-
Total operating revenues	410,918	155,921	45,126	-	-	(67,220)	544,745
Depreciation and amortization	(29,122)	(8,128)	(7,372)	-	(24)	-	(44,646)
Other operating expenses	(310,941)	(127,083)	(155)	(17)	(895)	67,220	(371,871)
Operating income (loss)	70,855	20,710	37,599	(17)	(919)	-	128,228
Other income, net	960	30	-	8,429	292	-	9,711
Interest (expense) income, net	(11,147)	(3,223)	(5,768)	-	272	-	(19,866)
Income (loss) before taxes	60,668	17,517	31,831	8,412	(355)	-	118,073
Income tax (provision) benefit	(20,115)	(6,894)	(12,775)	(2,836)	107	-	(42,513)
Net income (loss)	$40,553	$10,623	$19,056	$5,576	$(248)	$-	$75,560

Year Ended December 31, 2015
Operating revenues	$412,528	$143,737	$7,763	$-	$-	$-	$564,028
Interdepartmental revenues	513	11,780	39,435	-	-	(51,728)	-
Total operating revenues	413,041	155,517	47,198	-	-	(51,728)	564,028
Depreciation and amortization	(29,945)	(6,758)	(7,475)	-	(47)	-	(44,225)
Other operating expenses	(318,001)	(128,241)	(158)	(19)	(857)	51,728	(395,548)
Operating income (loss)	65,095	20,518	39,565	(19)	(904)	-	124,255
Other income (deductions), net	400	(33)	-	7,728	518	-	8,613
Interest (expense) income, net	(11,187)	(3,203)	(5,993)	-	221	-	(20,162)
Income (loss) before taxes	54,308	17,282	33,572	7,709	(165)	-	112,706
Income tax (provision) benefit	(17,915)	(6,915)	(13,474)	(3,102)	43	-	(41,363)
Net income (loss)	$36,393	$10,367	$20,098	$4,607	$(122)	$-	$71,343

(a)

In December 2017, there was a $21.7 million one-time tax impact as a result of the Tax Act. See Footnote 12 for further information.

(In thousands) MGE	Electric	Gas	Nonregulated Energy	Transmission Investment(c)	Consolidation/ Elimination Entries	Consolidated Total
Year Ended December 31, 2017
Operating revenues	$413,929	$148,834	$348	$-	$-	$563,111
Interdepartmental revenues	(513)	14,965	44,468	-	(58,920)	-
Total operating revenues	413,416	163,799	44,816	-	(58,920)	563,111
Depreciation and amortization	(36,660)	(9,000)	(7,417)	-	-	(53,077)
Other operating (expenses) income(a,b)	(325,532)	(140,625)	8,670	-	58,920	(398,567)
Operating income(b)	51,224	14,174	46,069	-	-	111,467
Other income, net(b)	1,424	205	-	-	-	1,629
Interest expense, net	(11,257)	(3,234)	(5,533)	-	-	(20,024)
Net income	41,391	11,145	40,536	-	-	93,072
Less: Net income attributable to
noncontrolling interest, net of tax	-	-	-	-	(43,237)	(43,237)
Net income attributable to MGE	$41,391	$11,145	$40,536	$-	$(43,237)	$49,835

Year Ended December 31, 2016
Operating revenues	$409,030	$134,572	$1,196	$-	$-	$544,798
Interdepartmental revenues	1,888	21,349	43,930	-	(67,167)	-
Total operating revenues	410,918	155,921	45,126	-	(67,167)	544,798
Depreciation and amortization	(29,122)	(8,128)	(7,372)	-	-	(44,622)
Other operating expenses(b)	(330,924)	(133,940)	(12,930)	-	67,167	(410,627)
Operating income(b)	50,872	13,853	24,824	-	-	89,549
Other income (deductions), net(b)	828	(7)	-	4,360	-	5,181
Interest expense, net	(11,147)	(3,223)	(5,768)	-	-	(20,138)
Net income	40,553	10,623	19,056	4,360	-	74,592
Less: net income attributable to
noncontrolling interest, net of tax	-	-	-	-	(23,358)	(23,358)
Net income attributable to MGE	$40,553	$10,623	$19,056	$4,360	$(23,358)	$51,234

Year Ended December 31, 2015
Operating revenues	$412,550	$143,752	$7,763	$-	$-	$564,065
Interdepartmental revenues	491	11,765	39,435	-	(51,691)	-
Total operating revenues	413,041	155,517	47,198	-	(51,691)	564,065
Depreciation and amortization	(29,945)	(6,758)	(7,475)	-	-	(44,178)
Other operating expenses(b)	(335,803)	(135,124)	(13,632)	(19)	51,691	(432,887)
Operating income (loss)(b)	47,293	13,635	26,091	(19)	-	87,000
Other income (deductions), net(b)	287	(65)	-	4,626	-	4,848
Interest expense, net	(11,187)	(3,203)	(5,993)	-	-	(20,383)
Net income	36,393	10,367	20,098	4,607	-	71,465
Less: Net income attributable to
noncontrolling interest, net of tax	-	-	-	-	(26,097)	(26,097)
Net income attributable to MGE	$36,393	$10,367	$20,098	$4,607	$(26,097)	$45,368

(a)

In December 2017, there was a $21.7 million one-time tax impact as a result of the Tax Act. See Footnote 12 for further information.

(b)

Amounts are shown net of the related tax expense, consistent with the presentation on the MGE Consolidated Statements of Income.

(c)

As of July 31, 2016, MGE no longer consolidates MGE Energy's proportionate share of equity earnings in MGE Transco. See Footnote 4 for further information.

The following table shows segment information for MGE Energy's and MGE's assets and capital expenditures:

	Utility			Consolidated
(In thousands) MGE Energy	Electric	Gas	Assets not Allocated	Non-regulated Energy	Transmission Investment(d)	All Others	Consolidation/ Elimination Entries	Total
Assets:
December 31, 2017	$1,043,181	$344,337	$26,345	$270,384	$61,783	$485,548	$(376,396)	$1,855,182
December 31, 2016	1,021,905	318,603	27,338	271,277	74,535	465,202	(377,800)	1,801,060
December 31, 2015	974,235	298,435	49,753	277,858	69,470	434,868	(378,216)	1,726,403
Capital Expenditures:
Year ended Dec. 31, 2017	$77,353	$26,847	$-	$3,931	$-	$-	$-	$108,131
Year ended Dec. 31, 2016	50,699	29,136	-	3,824	-	-	-	83,659
Year ended Dec. 31, 2015	49,370	18,787	-	3,873	-	-	-	72,030

	Utility			Consolidated
(In thousands) MGE	Electric	Gas	Assets not Allocated	Non-regulated Energy	Transmission Investment(e)	Consolidation/ Elimination Entries	Total
Assets:
December 31, 2017	$1,043,181	$344,337	$26,345	$270,334	$-	$(156)	$1,684,041
December 31, 2016	1,021,905	318,603	27,338	271,227	-	(221)	1,638,852
December 31, 2015	974,235	298,435	49,753	277,808	69,470	(187)	1,669,514
Capital Expenditures:
Year ended Dec. 31, 2017	$77,353	$26,847	$-	$3,931	$-	$-	$108,131
Year ended Dec. 31, 2016	50,699	29,136	-	3,824	-	-	83,659
Year ended Dec. 31, 2015	49,370	18,787	-	3,873	-	-	72,030

(d)

In December 2017, there was a $20.4 million one-time tax impact as a result of the Tax Act. See Footnote 12 for further information.

(e)

In December 2016, MGE's ownership interest in MGE Transco was transferred to MGE Energy. See Footnote 4 for further information.

21.

Quarterly Summary of Operations - MGE Energy (unaudited).

(In thousands, except per share amounts)	Quarters Ended
2017	March 31	June 30	September 30	December 31
Operating revenues:
Electric revenues	$98,397	$102,382	$120,761	$92,734
Gas revenues	58,426	24,081	18,778	47,540
Total Operating Revenues	156,823	126,463	139,539	140,274
Operating expenses	123,913	99,912	96,538	114,000
Operating income	32,910	26,551	43,001	26,274
Interest and other income, net	(2,443)	(2,272)	(788)	(3,533)
Income tax provision(a)	(11,167)	(8,736)	(15,584)	13,393
Earnings on common stock	$19,300	$15,543	$26,629	$36,134
Earnings per common share	$0.56	$0.45	$0.77	$1.04
Dividends per share	$0.308	$0.308	$0.323	$0.323

2016
Operating revenues:
Electric revenues	$93,690	$100,615	$119,147	$96,750
Gas revenues	53,837	20,961	17,570	42,175
Total Operating Revenues	147,527	121,576	136,717	138,925
Operating expenses	117,996	93,364	90,190	114,967
Operating income	29,531	28,212	46,527	23,958
Interest and other income, net	(2,558)	(2,778)	(2,933)	(1,886)
Income tax provision	(9,945)	(9,284)	(15,714)	(7,570)
Earnings on common stock	$17,028	$16,150	$27,880	$14,502
Earnings per common share	$0.49	$0.47	$0.80	$0.42
Dividends per share	$0.295	$0.295	$0.308	$0.308

(a)

In December 2017, there was a $21.7 million one-time tax impact as a result of the Tax Act. See Footnote 12 for further information.

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

None.

Item 9A. Controls and Procedures.

MGE Energy and MGE

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

During the fourth quarter of 2017, each registrant's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to that registrant, including its subsidiaries, is accumulated and made known to that registrant's management, including its principal executive officer and its principal financial officer, by other employees of that registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, the registrants do not control or manage certain of their unconsolidated entities, and thus, their access and ability to apply their procedures to those entities is more limited than is the case for their consolidated subsidiaries.

As of December 31, 2017, the principal executive officer and principal financial officer of each registrant concluded that such registrant's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective to accomplish their objectives. Each registrant intends to strive continually to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

During the quarter ended December 31, 2017, there were no changes in MGE Energy or MGE's internal controls over financial reporting that materially affected, or are reasonably likely to affect materially, MGE Energy or MGE's internal control over financial reporting.

MGE Energy and MGE

Management of MGE Energy and MGE are required to assess and report on the effectiveness of its internal control over financial reporting as of December 31, 2017. As a result of that assessment, management determined that there were no material weaknesses as of December 31, 2017 and, therefore, concluded that MGE Energy and MGE's internal control over financial reporting was effective. Management's Report on Internal Control Over Financial Reporting is included in Item 8. Financial Statements and Supplementary Data.

Item 9B. Other Information.

MGE Energy

None.

PART III.

Item 10. Directors, Executive Officers, and Corporate Governance.

MGE Energy

The information required by Item 10 relating to directors and nominees for election as directors at MGE Energy's annual meeting of shareholders is incorporated herein by reference to the information under the heading "ELECTION OF DIRECTORS" in MGE Energy's definitive proxy statement (2018 Proxy Statement) to be filed with the SEC on or before March 26, 2018. Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the information under the heading "BENEFICIAL OWNERSHIP - Section 16(a) Beneficial Ownership Reporting Compliance" in the 2018 Proxy Statement.

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

Item 11. Executive Compensation.

See Item 12.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

MGE Energy

The required information is included in the 2018 Proxy Statement, which will be filed with the SEC on or before March 26, 2018, for Item 11 under the section "EXECUTIVE COMPENSATION," not including "Compensation Committee Report," and "Cumulative Five-Year Total Return Comparison Graph," and for Item 12 under the section "BENEFICIAL OWNERSHIP," which is incorporated herein by reference.

MGE Energy does not have or maintain any compensation plans pursuant to which equity is issued.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

MGE Energy

The information required by Item 13 is incorporated by reference herein from the "BOARD OF DIRECTORS INFORMATION" section in the 2018 Proxy Statement, which will be filed with the SEC on or before March 26, 2018.

Item 14. Principal Accounting Fees and Services.

MGE Energy

The information required by Item 14 is incorporated herein by reference to the information under the heading "RATIFICATION OF PRICEWATERHOUSECOOPERS LLP AS OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM" in the 2018 Proxy Statement, which will be filed with the SEC on or before March 26, 2018.

MGE

Independent Registered Public Accounting Firm Fees Disclosure

	2017	2016
Audit fees(a)	$829,746	$823,495
Audit-related fees(b)	75,000	75,000
Tax fees(c)	47,065	83,027
All other fees(d)	304,028	236,509

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

(d)

Other fees for 2017 include Enterprise Forward advisory services. Enterprise Forward is a strategic project aimed at transforming MGE into a digital integrated utility and includes the replacement of the customer information system. Other fees for 2016 include customer information system replacement advisory services and a cyber-security risk assessment.

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

PART IV.

Item 15. Exhibits and Financial Statement Schedules.

(a) 1. Financial Statements.

MGE Energy
Consolidated Statements of Income for the years ended December 31, 2017, 2016, and 2015	54
Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016, and 2015	54
Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016, and 2015	55
Consolidated Balance Sheets as of December 31, 2017 and 2016	56
Consolidated Statements of Common Equity as of December 31, 2017, 2016, and 2015	57
Notes to Consolidated Financial Statements	62

MGE
Consolidated Statements of Income for the years ended December 31, 2017, 2016, and 2015	58
Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016, and 2015	58
Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016, and 2015	59
Consolidated Balance Sheets as of December 31, 2017 and 2016	60
Consolidated Statements of Common Equity as of December 31, 2017, 2016, and 2015	61
Notes to Consolidated Financial Statements	62

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

3.

All Exhibits Including Those Incorporated by Reference.

Exhibits. Several of the following exhibits are incorporated herein by reference under Rule 12b-32 of the Securities Exchange Act of 1934, as amended. Several other instruments, which would otherwise be required to be listed below, have not been so listed because those instruments do not authorize securities in an amount that exceeds 10% of the total assets of the applicable registrant and its subsidiaries on a consolidated basis. The relevant registrant agrees to furnish a copy of any instrument that was so omitted on that basis to the Commission upon request.

		Incorporated by Reference
Ex. No.	Exhibit Description	Form	File No.	Exhibit	Date Filed

3.1	Amended and Restated Articles of Incorporation of MGE Energy, Inc.	S-3 Registration Statement	333-197423	4.1	7/15/2014

3.2**	Amended and Restated Bylaws of MGE Energy, Inc.

3.3	Restated Articles of Incorporation of Madison Gas and Electric Company as in effect at October 25, 2012.	8-K	0-1125	3.1	10/25/2012

3.4	Amended Bylaws of Madison Gas and Electric Company as in effect at October 25, 2012	10-K	0-1125	3.3	3/26/2003

4.1 P	Indenture of Mortgage and Deed of Trust between Madison Gas and Electric Company and U.S. Bank, N.A. (successor to First Wisconsin Trust Company), as Trustee,	Registration Statement	2-6059	7-D	1/1/1946

4.2 P	Supplemental Indenture dated as of February 1, 1993 to aforementioned Indenture of Mortgage and Deed of Trust.	10-K	0-1125	4F	12/31/1992

4.3	Indenture between Madison Gas and Electric Company and The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One, N.A.), as Trustee	10-K	0-1125	4B	3/29/2000

10.1	Credit Agreement dated as of June 1, 2015, among MGE Energy, Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	0-49965	10.1	6/3/2015

10.2	Credit Agreement dated as of June 1, 2015, among Madison Gas and Electric Company, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	0-1125	10.2	6/3/2015

10.3	Credit Agreement dated as of June 1, 2015, among Madison Gas and Electric Company, the Lenders party thereto and U.S. Bank National Association, as Administrative Agent.	8-K	0-1125	10.3	6/3/2015

		Incorporated by Reference
Ex. No.	Exhibit Description	Form	File No.	Exhibit	Date Filed

10.4 P	Joint Power Supply Agreement with Wisconsin Power and Light Company and Wisconsin Public Service Corporation.	Registration Statement	2-27308	4.09	2/2/1967

10.5 P	Joint Power Supply Agreement (Exclusive of Exhibits) with Wisconsin Power and Light Company and Wisconsin Public Service Corporation.	Registration Statement	2-48781	5.04A	7/26/1973

10.6**	Second Amended and Restated Agreement for Construction and Operation of Columbia Generating Plant.

10.7	West Campus Cogeneration Facility Joint Ownership Agreement, dated as of October 13, 2003, among MGE Power West Campus, LLC, The Board of Regents of the University of Wisconsin System, and the State of Wisconsin, as Joint Owners.	10-Q	0-1125	10.19	11/8/2005

10.8	West Campus Cogeneration Facility Operation and Maintenance Agreement, dated as of October 13, 2003, among Madison Gas and Electric Company, as Operator, and the Board of Regents of the University of Wisconsin System, as Joint Owner.	10-Q	0-1125	10.20	11/8/2005

10.9	West Campus Cogeneration Facility Lease Agreement, dated as of March 18, 2004, among MGE Power West Campus, LLC, as Lessor, and Madison Gas and Electric Company, as Lessee.	10-Q	0-1125	10.21	11/8/2005

10.10	West Campus Cogeneration Facility Ground Lease, dated as of July 15, 2002, among MGE Power LLC, as Lessee, and the Board of Regents of the University of Wisconsin System, as Lessor.	10-Q	0-1125	10.22	11/8/2005

10.11	West Campus Cogeneration Facility Amendment of Ground Lease, dated as of March 18, 2004, among MGE Power West Campus, LLC, as Lessee, and the Board of Regents of the University of Wisconsin System, as Lessor.	10-Q	0-1125	10.23	11/8/2005

10.12	West Campus Cogeneration Facility MGE Ground Sublease, dated as of March 18, 2004, among MGE Power West Campus, LLC, as Lessee, and Madison Gas and Electric Company, as Lessor.	10-Q	0-1125	10.24	11/8/2005

10.13	Elm Road Generating Station Common Facilities Operating and Maintenance Agreement, dated as of December 17, 2004, among Madison Gas and Electric Company, Wisconsin Electric Power Company, and Wisconsin Public Power Inc., as Lessee/Owner Parties, and Wisconsin Electric Power Company, as Operating Agent.	10-Q	0-1125	10.7	11/8/2005

10.14	Elm Road Generating Station New Common Facilities Ownership Agreement, dated as of December 17, 2004, among MGE Power Elm Road, LLC, Elm Road Generating Station Supercritical, LLC, and Wisconsin Public Power Inc., as Joint Owners.	10-Q	0-1125	10.8	11/8/2005

10.15	Elm Road Generating Station I Ownership Agreement, dated as of December 17, 2004, among MGE Power Elm Road, LLC, Elm Road Generating Station Supercritical, LLC, and Wisconsin Public Power Inc., as Joint Owners, Elm Road Services, LLC, as Project Manager, and W.E. Power LLC.	10-Q	0-1125	10.9	11/8/2005

10.16	Elm Road Generating Station I Facility Lease Agreement, dated as of November 4, 2005, among MGE Power Elm Road, LLC, as Lessor, and Madison Gas and Electric Company, as Lessee.	10-Q	0-1125	10.10	11/8/2005

10.17	Elm Road Generating Station I Operating and Maintenance Agreement, dated as of December 17, 2004, among Madison Gas and Electric Company, Wisconsin Electric Power Company, and Wisconsin Public Power Inc., as Lessee/ Owners, and Wisconsin Electric Power Company, as Operating Agent.	10-Q	0-1125	10.11	11/8/2005

10.18	Elm Road Generating Station I Easement and Indemnification Agreement, dated as of December 17, 2004, among MGE Power Elm Road, LLC and Wisconsin Public Power Inc., as Grantees, and Wisconsin Electric Power Company, as Grantor.	10-Q	0-1125	10.12	11/8/2005

10.19	Assignment and Assumption Agreement, dated as of November 4, 2005 between MGE Power Elm Road, LLC and Madison Gas and Electric Company relating to Elm Road Generating Station I Easement and Indemnification Agreement, dated as of December 17, 2004, among MGE Power Elm Road, LLC and Wisconsin Public Power Inc., as Grantees, and Wisconsin Electric Power Company, as Grantor.	10-K	0-1125	10.16	3/8/2006

10.20	Elm Road Generating Station II Ownership Agreement, dated as of December 17, 2004, among MGE Power Elm Road, LLC, Elm Road Generating Station Supercritical, LLC, and Wisconsin Public Power Inc., as Joint Owners, Elm Road Services, LLC, as Project Manager, and W.E. Power LLC.	10-Q	0-1125	10.13	11/8/2005

10.21	Elm Road Generating Station II Facility Lease Agreement, dated as of November 4, 2005, among MGE Power Elm Road, LLC, as Lessor, and Madison Gas and Electric Company, as Lessee.	10-Q	0-1125	10.14	11/8/2005

10.22	Elm Road Generating Station II Operating and Maintenance Agreement, dated as of December 17, 2004, among Madison Gas and Electric Company, Wisconsin Electric Power Company, and Wisconsin Public Power Inc., as Lessee/ Owners, and Wisconsin Electric Power Company, as Operating Agent.	10-Q	0-1125	10.15	11/8/2005

10.23	Elm Road Generating Station II Easement and Indemnification Agreement, dated as of December 17, 2004, among MGE Power Elm Road, LLC and Wisconsin Public Power Inc., as Grantees, and Wisconsin Electric Power Company, as Grantor.	10-Q	0-1125	10.16	11/8/2005

10.24	Substation and Transformer Shared Use Agreement and Easement Agreement, dated as of September 29, 2006, among Madison Gas and Electric Company and Northern Iowa Windpower II LLC as Joint Owners.	10-Q	0-1125	10.6	11/7/2006

10.25	Management and Administration Agreement, dated as of October 13, 2006, among Madison Gas and Electric Company as Owner and Midwest Renewable Energy Resources, LLC as Manager.	10-Q	0-1125	10.7	11/7/2006

10.26*	Form of Severance Agreement.	10-K	0-49965	10.37	2/26/2009

		Incorporated by Reference
Ex. No.	Exhibit Description	Form	File No.	Exhibit	Date Filed

10.27*	Form of Amendment to Severance Agreement.	10-Q	0-49965	10.1	5/5/2016

10.28*	Form of Severance Agreement for Officers hired on or after January 1, 2012.	10-Q	0-49965	10.2	5/5/2016

10.29*	Form of Deferred Compensation Agreement.	10-K	0-49965	10.38	2/26/2009

10.30*	Form of Amended and Restated Deferred Compensation Agreement.	10-K	0-49965	10.39	2/26/2009

10.31*	Form of Income Continuation Agreement as revised January 1, 2016.	10-Q	0-49965	10.3	5/5/2016

10.32*	Defined Contribution Supplemental Executive Retirement Plan	10-K	0-49965	10.32	2/24/2017

10.33*	Form of Participation Agreement for the Defined Contribution Supplemental Executive Retirement Plan	10-K	0-49965	10.33	2/24/2017

10.34*	MGE Energy, Inc., 2006 Performance Unit Plan, as amended.	10-Q	0-49965	10.1	5/5/2017

10.35*	Form of Performance Unit Award Agreement.	10-K	0-49965	10.42	2/26/2009

10.36*	Form of Amendment to Performance Unit Award Agreement.	8-K	0-49965	10.1	4/21/2011

10.37*	MGE Energy, Inc., 2013 Director Incentive Plan, as amended.	10-Q	0-49965	10.2	5/5/2017

10.38*	Form of 2013 Director Incentive Plan Award Agreement.	10-K	0-49965	10.38	2/27/2014

12.1**	Statements regarding computation of ratio of earnings to fixed charges MGE Energy, Inc.	-	-	-	-

12.2**	Statements regarding computation of ratio of earnings to fixed charges Madison Gas and Electric Company	-	-	-	-

21**	Subsidiaries of MGE Energy, Inc.	-	-	-	-

23.1**	Consent of Independent Registered Public Accounting Firm - MGE Energy, Inc.	-	-	-	-

23.2**	Consent of Independent Registered Public Accounting Firm - Madison Gas and Electric Company	-	-	-	-

31.1**	Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 filed by Jeffrey M. Keebler for MGE Energy, Inc.	-	-	-	-

31.2**	Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 filed by Jeffrey C. Newman for MGE Energy, Inc.	-	-	-	-

31.3**	Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 filed by Jeffrey M. Keebler for Madison Gas and Electric Company	-	-	-	-

31.4**	Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 filed by Jeffrey C. Newman for Madison Gas and Electric Company	-	-	-	-

32.1***	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) filed by Jeffrey M. Keebler for MGE Energy, Inc.	-	-	-	-

32.2***	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) filed by Jeffrey C. Newman for MGE Energy, Inc.	-	-	-	-

32.3***	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) filed by Jeffrey M. Keebler for Madison Gas and Electric Company	-	-	-	-

32.4***	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) filed by Jeffrey C. Newman for Madison Gas and Electric Company	-	-	-	-

101.INS**	XBRL Instance	-	-	-	-
101.SCH**	XBRL Taxonomy Extension Schema	-	-	-	-
101.CAL**	XBRL Taxonomy Extension Calculation	-	-	-	-
101.DEF**	XBRL Taxonomy Extension Definition	-	-	-	-
101.LAB**	XBRL Taxonomy Extension Labels	-	-	-	-
101.PRE**	XBRL Taxonomy Extension Presentation	-	-	-	-

*	Indicates a management contract or compensatory plan or arrangement.
**	Filed herewith.
***	Furnished herewith.

Item 16. Form 10-K Summary.

MGE Energy and MGE

None.

Schedule I

Condensed Parent Company Financial Statements

MGE Energy, Inc.

Statements of Comprehensive Income

(Parent Company Only)

(In thousands)

	For the Years Ended December 31,
	2017	2016	2015
Operating Expenses:
Other operations and maintenance	$880	$720	$690
Total Operating Expenses	880	720	690
Operating Loss	(880)	(720)	(690)
Equity in earnings of investments	99,246	75,581	71,306
Other (loss) income, net	(2,165)	435	526
Interest income, net	605	176	136
Income before income taxes	96,806	75,472	71,278
Income tax provision	800	88	65
Net Income	97,606	75,560	71,343
Other Comprehensive Income, Net of Tax:
Unrealized gain (loss) on available-for-sale securities, net of
tax ($(117), $104, and $67)	175	(155)	(101)
Comprehensive Income	$97,781	$75,405	$71,242

The accompanying notes are an integral part of the above consolidated financial statements.

MGE Energy, Inc.

Statements of Cash Flows

(Parent Company Only)

(In thousands)

	For the Years Ended December 31,
	2017	2016	2015
Net Cash Flows Provided by Operating Activities	$70,268	$74,994	$37,085
Investing Activities:
Contributions to affiliates	(6,522)	(2,789)	(3,360)
Contributions to other investments	(4,534)	(360)	(330)
Other	843	385	-
Cash Used for Investing Activities	(10,213)	(2,764)	(3,690)
Financing Activities:
Cash dividends paid on common stock	(43,682)	(41,775)	(40,043)
Other	(58)	(11)	-
Cash Used for Financing Activities	(43,740)	(41,786)	(40,043)
Change in cash and cash equivalents:	16,315	30,444	(6,648)
Cash and cash equivalents at beginning of period	82,225	51,781	58,429
Cash and cash equivalents at end of period	$98,540	$82,225	$51,781

The accompanying notes are an integral part of the above consolidated financial statements.

Schedule I

Condensed Parent Company Financial Statements (continued)

MGE Energy, Inc.

Balance Sheets

(Parent Company Only)

(In thousands)

	At December 31,
ASSETS	2017	2016
Current Assets:
Cash and cash equivalents	$98,540	$82,225
Accounts receivable, net:
Accounts receivable from affiliates	-	83
Other current assets	1,601	1,221
Total Current Assets	100,141	83,529
Other deferred assets and other	171	201
Investments:
Investments in affiliates	702,134	684,968
Other investments	5,640	1,161
Total Investments	707,774	686,129
Total Assets	$808,086	$769,859

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable to affiliates	$665	$530
Accrued taxes	17	218
Other current liabilities	2,030	115
Total Current Liabilities	2,712	863
Other Credits:
Deferred income taxes	23,480	40,672
Accounts payable to affiliates	3,707	4,236
Total Other Credits	27,187	44,908
Shareholders' Equity:
Common shareholders' equity	350,936	350,936
Retained earnings	426,874	372,950
Accumulated other comprehensive income, net of tax	377	202
Total Shareholders' Equity	778,187	724,088
Commitments and contingencies (see Footnote 3)
Total Liabilities and Shareholders' Equity	$808,086	$769,859

The accompanying notes are an integral part of the above consolidated financial statements.

Schedule I

Condensed Parent Company Financial Statements (continued)

Notes to Condensed Financial Statements

(Parent Company Only)

1.

Basis of Presentation.

MGE Energy is a holding company and conducts substantially all of its business operations through its subsidiaries. For Parent Company only presentation, investment in subsidiaries are accounted for using the equity method. These condensed Parent Company financial statements and related notes have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X. These statements should be read in conjunction with the financial statements and the notes in Item 8. Financial Statements and Supplementary Data of the Annual Report on Form 10-K for the year ended December 31, 2017.

2.

Credit Agreements.

As of December 31, 2017, MGE Energy had access to an unsecured, committed credit facility with aggregate bank commitments of $50.0 million. At December 31, 2017, no borrowings were outstanding under this facility.

See Footnote 10 of the Notes to Consolidated Financial Statements for further information regarding MGE Energy's credit agreements.

3.

Commitments and Contingencies.

See Footnote 17 of the Notes to Consolidated Financial Statements for commitments and contingencies.

4.

Dividends from Affiliates.

	Dividends from Affiliates
(In thousands)	2017	2016	2015
MGE(a)	$45,000	$50,000	$30,000
MGE Power Elm Road	12,000	13,500	10,000
MGE Power West Campus	6,000	9,500	3,000
MGE Transco	4,669	1,107	1,708
MGEE Transco	112	-	-
Total	$67,781	$74,107	$44,708

(a)

Excludes $15.8 million dividend in kind to MGE Energy from MGE in 2016.

Dividend Restrictions

Dividend payments by MGE to MGE Energy are subject to restrictions arising under a PSCW rate order and, to a lesser degree, MGE's first mortgage bonds. The PSCW order restricts any dividends, above the PSCW authorized amount of $70.8 million, that MGE may pay MGE Energy if its common equity ratio, calculated in the manner used in the rate proceeding, is less than 55%. MGE's thirteen month rolling average common equity ratio at December 31, 2017, is 58.5% as determined under the calculation used in the rate proceeding. MGE was not restricted from paying cash dividends in 2017. Cash dividends of $45.0 million and $50.0 million were paid by MGE to MGE Energy in 2017 and 2016, respectively. In 2016, MGE also transferred its ownership interest in MGE Transco to MGE Energy in the form of a dividend in kind of $15.8 million. The rate proceeding calculation includes as indebtedness imputed amounts for MGE's outstanding purchase power capacity payments and other PSCW adjustments, but does not include the indebtedness associated with MGE Power Elm Road or MGE Power West Campus, which are consolidated into MGE's financial statements but are not direct obligations of MGE.

MGE has covenanted with the holders of its first mortgage bonds not to declare or pay any dividend or make any other distribution on or purchase any shares of its common stock unless, after giving effect thereto, the aggregate amount of all such dividends and distributions and all amounts applied to such purchases, after December 31, 1945, shall not exceed the earned surplus (retained earnings) accumulated subsequent to December 31, 1945. As of December 31, 2017, approximately $343.3 million was available for the payment of dividends under this covenant.

See Footnotes 9 and 10 of the Notes to Consolidated Financial Statements for long-term debt and lines of credit dividend restrictions.

Schedule II

MGE Energy, Inc. and Madison Gas and Electric Company

Valuation and Qualifying Accounts

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Net Accounts Written Off(a)	Balance at End of Period

Fiscal Year 2015:
Accumulated provision for uncollectibles	$4,748,657	595,500	25,500	(1,675,577)	$3,694,080

Fiscal Year 2016:
Accumulated provision for uncollectibles	$3,694,080	1,195,500	19,500	(1,465,784)	$3,443,296

Fiscal Year 2017:
Accumulated provision for uncollectibles	$3,443,296	1,015,970	20,400	(1,304,721)	$3,174,945

(a) Net of recovery of amounts previously written off.

Signatures - MGE Energy, Inc.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

MGE Energy, Inc.
(Registrant)

Date: February 23, 2018	/s/ Jeffrey M. Keebler
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 23, 2018.

/s/ Jeffrey M. Keebler	Jeffrey M. Keebler President and Chief Executive Officer and Director (Principal Executive Officer)

/s/ Jeffrey C. Newman	Jeffrey C. Newman Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ Gary J. Wolter	Gary J. Wolter, Chairman and Director

/s/ Mark D. Bugher	Mark D. Bugher, Director

/s/ Londa J. Dewey	Londa J. Dewey, Director

/s/ F. Curtis Hastings	F. Curtis Hastings, Director

/s/ Regina M. Millner	Regina M. Millner, Director

/s/ John R. Nevin	John R. Nevin, Director

/s/ James L. Possin	James L. Possin, Director

/s/ Thomas R. Stolper	Thomas R. Stolper, Director

Signatures - Madison Gas and Electric Company

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Madison Gas and Electric Company
(Registrant)

Date: February 23, 2018	/s/ Jeffrey M. Keebler
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 23, 2018.

/s/ Jeffrey M. Keebler	Jeffrey M. Keebler President and Chief Executive Officer and Director (Principal Executive Officer)

/s/ Jeffrey C. Newman	Jeffrey C. Newman Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ Gary J. Wolter	Gary J. Wolter, Chairman and Director

/s/ Mark D. Bugher	Mark D. Bugher, Director

/s/ Londa J. Dewey	Londa J. Dewey, Director

/s/ F. Curtis Hastings	F. Curtis Hastings, Director

/s/ Regina M. Millner	Regina M. Millner, Director

/s/ John R. Nevin	John R. Nevin, Director

/s/ James L. Possin	James L. Possin, Director

/s/ Thomas R. Stolper	Thomas R. Stolper, Director

