Form 10-Q
period 2018-03-31
MGE ENERGY INC; MADISON GAS & ELECTRIC CO
filed 2018-05-08
CIK 1161728, 61339

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:

March 31, 2018

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

MGE Energy, Inc., and Madison Gas and Electric Company: Yes [ ] No [X]

Number of Shares Outstanding of Each Class of Common Stock as of April 30, 2018
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

11

Consolidated Balance Sheets (unaudited)

12

Consolidated Statements of Equity (unaudited)

13

MGE Energy, Inc., and Madison Gas and Electric Company

14

Notes to Consolidated Financial Statements (unaudited)

14

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

32

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

42

Item 4. Controls and Procedures.

44

PART II. OTHER INFORMATION.

45

Item 1. Legal Proceedings.

45

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

45

Item 4. Mine Safety Disclosures.

45

Item 6. Exhibits.

46

Signatures - MGE Energy, Inc.

47

Signatures - Madison Gas and Electric Company

48

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

The factors that could cause actual results to differ materially from the forward-looking statements made by a registrant include (a) those factors discussed in the registrants' 2017 Annual Report on Form 10-K: Item 1A. Risk Factors, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, as updated by Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations in this report, and Item 8. Financial Statements and Supplementary Data – Note 17, as updated by Part I, Item 1. Financial Statements – Note 9 in this report, and (b) other factors discussed herein and in other filings made by that registrant with the SEC.

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

Definitions, Abbreviations, and Acronyms Used in the Text and Notes of this Report

Abbreviations, acronyms, and definitions used in the text and notes of this report are defined below.

MGE Energy and Subsidiaries:

CWDC	Central Wisconsin Development Corporation
MAGAEL	MAGAEL, LLC
MGE	Madison Gas and Electric Company
MGE Energy	MGE Energy, Inc.
MGE Power	MGE Power, LLC
MGE Power Elm Road	MGE Power Elm Road, LLC
MGE Power West Campus	MGE Power West Campus, LLC
MGE Services	MGE Services, LLC
MGE State Energy Services	MGE State Energy Services, LLC
MGE Transco	MGE Transco Investment, LLC
MGEE Transco	MGEE Transco, LLC

Other Defined Terms:

AFUDC	Allowance for Funds Used During Construction
ANPR	Advance Notice of Public Rulemaking
ATC	American Transmission Company LLC
ATC Holdco	ATC Holdco, LLC
Blount	Blount Station
CAVR	Clean Air Visibility Rule
CCR	Coal Combustion Residual
CNG	Compressed Natural Gas
Codification	Financial Accounting Standards Board Accounting Standards Codification
Columbia	Columbia Energy Center
CPP	Clean Power Plan
CSAPR	Cross-State Air Pollution Rule
Dth	Dekatherms, a quantity measure used in respect of natural gas
EGUs	Electric Generating Units
Electric margin	Electric revenues less fuel for electric generation and purchase power costs
Elm Road Units	Elm Road Generating Station
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FTR	Financial Transmission Rights
GAAP	Generally Accepted Accounting Principles
Gas margin	Gas revenues less cost of gas sold
GHG	Greenhouse Gas
Heating degree days (HDD)	Measure of the extent to which the average daily temperature is below 65 degrees Fahrenheit, which is considered an indicator of possible increased demand for energy to provide heating
IRS	Internal Revenue Service
kWh	Kilowatt-hour, a measure of electric energy produced
MISO	Midcontinent Independent System Operator (a regional transmission organization)
MW	Megawatt, a measure of electric energy generating capacity
MWh	Megawatt-hour, a measure of electric energy produced
NAAQS	National Ambient Air Quality Standards
NOx	Nitrogen Oxides
PGA	Purchased Gas Adjustment clause, a regulatory mechanism used to reconcile natural gas costs recovered in rates to actual costs
PPA	Purchased Power Agreement
PSCW	Public Service Commission of Wisconsin
Riverside	Riverside Energy Center
ROE	Return on Equity

4

SCR	Selective Catalytic Reduction
SEC	Securities and Exchange Commission
SO2	Sulfur Dioxide
Stock Plan	Direct Stock Purchase and Dividend Reinvestment Plan of MGE Energy
Tax Act	Tax Cuts and Jobs Act
UW	University of Wisconsin at Madison
VIE	Variable Interest Entity
WCCF	West Campus Cogeneration Facility
Working capital	Current assets less current liabilities
WPL	Wisconsin Power and Light Company, a subsidiary of Alliant Energy Corporation
XBRL	eXtensible Business Reporting Language

Item 1. Financial Statements.

MGE Energy, Inc.

Consolidated Statements of Income (unaudited)

(In thousands, except per-share amounts)

	Three Months Ended March 31,

	2018	2017
Operating Revenues:
Electric revenues	$94,867	$98,397
Gas revenues	62,765	58,426
Total Operating Revenues	157,632	156,823

Operating Expenses:
Fuel for electric generation	11,900	12,199
Purchased power	17,033	15,354
Cost of gas sold	39,626	35,784
Other operations and maintenance	44,393	43,764
Depreciation and amortization	13,623	12,959
Other general taxes	4,869	4,927
Total Operating Expenses	131,444	124,987
Operating Income	26,188	31,836

Other income, net	4,919	3,525
Interest expense, net	(4,739)	(4,894)
Income before income taxes	26,368	30,467
Income tax provision	(6,367)	(11,167)
Net Income	$20,001	$19,300

Earnings Per Share of Common Stock
(basic and diluted)	$0.58	$0.56

Dividends per share of common stock	$0.323	$0.308

Average Shares Outstanding
(basic and diluted)	34,668	34,668

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Comprehensive Income (unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2018	2017
Net Income	$20,001	$19,300
Other comprehensive income, net of tax:
Unrealized gain (loss) on available-for-sale securities, net of
tax ($- and ($65))	-	97
Comprehensive Income	$20,001	$19,397

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2018	2017
Operating Activities:
Net income	$20,001	$19,300
Items not affecting cash:
Depreciation and amortization	13,623	12,959
Deferred income taxes	(1,793)	(3,732)
Provision for doubtful receivables	264	254
Employee benefit plan (credit) cost	(561)	202
Equity earnings in ATC	(2,451)	(2,608)
Other items	(152)	641
Changes in working capital items:
Decrease in current assets	25,208	27,124
Decrease in current liabilities	(7,771)	(9,318)
Dividends from ATC	2,348	2,072
Cash contributions to pension and other postretirement plans	(1,319)	(7,168)
Other noncurrent items, net	(419)	1,526
Cash Provided by Operating Activities	46,978	41,252

Investing Activities:
Capital expenditures	(37,631)	(16,117)
Capital contributions to investments	(1,877)	(2,939)
Other	(35)	928
Cash Used for Investing Activities	(39,543)	(18,128)

Financing Activities:
Cash dividends paid on common stock	(11,181)	(10,660)
Repayment of long-term debt	(1,103)	(31,080)
Issuance of long-term debt	-	40,000
Repayments of short-term debt	(1,000)	-
Other	-	(289)
Cash Used for Financing Activities	(13,284)	(2,029)

Change in cash, cash equivalents, and restricted cash	(5,849)	21,095
Cash, cash equivalents, and restricted cash at beginning of period	112,094	101,633
Cash, cash equivalents, and restricted cash at end of period	$106,245	$122,728

Supplemental disclosures of cash flow information:
Significant noncash investing activities:
Accrued capital expenditures	$4,706	$6,804

The accompanying notes are an integral part of the unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Balance Sheets (unaudited)

(In thousands)

	March 31,	December 31,
ASSETS	2018	2017
Current Assets:
Cash and cash equivalents	$101,157	$107,952
Accounts receivable, less reserves of $2,804 and $2,840, respectively	43,307	42,299
Other accounts receivable, less reserves of $317 and $335, respectively	5,851	9,440
Unbilled revenues	25,471	31,400
Materials and supplies, at average cost	23,554	22,614
Fuel for electric generation, at average cost	9,478	8,256
Stored natural gas, at average cost	3,686	12,923
Prepaid taxes	14,956	26,535
Regulatory assets - current	8,721	7,888
Assets held for sale	1,383	8,817
Other current assets	11,176	12,507
Total Current Assets	248,740	290,631
Other long-term receivables	4,449	4,788
Regulatory assets	140,218	142,567
Pension and other postretirement benefit asset	9,631	7,336
Other deferred assets and other	2,150	731
Property, Plant, and Equipment:
Property, plant, and equipment, net	1,290,148	1,283,313
Construction work in progress	76,066	58,044
Total Property, Plant, and Equipment	1,366,214	1,341,357
Investments	72,176	67,772
Total Assets	$1,843,578	$1,855,182

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$24,477	$24,452
Short-term debt	3,000	4,000
Accounts payable	35,026	47,645
Accrued interest and taxes	4,497	5,602
Accrued payroll related items	8,390	12,244
Regulatory liabilities - current	12,325	5,633
Derivative liabilities	8,950	8,180
Other current liabilities	9,565	18,758
Total Current Liabilities	106,230	126,514
Other Credits:
Deferred income taxes	224,309	225,130
Investment tax credit - deferred	893	918
Regulatory liabilities	157,890	154,153
Accrued pension and other postretirement benefits	69,030	69,088
Derivative liabilities	32,340	33,990
Other deferred liabilities and other	68,746	69,041
Total Other Credits	553,208	552,320
Capitalization:
Common shareholders' equity	787,007	778,187
Long-term debt	397,133	398,161
Total Capitalization	1,184,140	1,176,348
Commitments and contingencies (see Footnote 9)
Total Liabilities and Capitalization	$1,843,578	$1,855,182

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Common Equity (unaudited)

(In thousands, except per-share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income/(Loss)	Total
2017
Beginning balance - December 31, 2016	34,668	$34,668	$316,268	$372,950	$202	$724,088
Net income				19,300		19,300
Other comprehensive income					97	97
Common stock dividends declared
($0.308 per share)				(10,660)		(10,660)
Ending balance - March 31, 2017	34,668	$34,668	$316,268	$381,590	$299	$732,825

2018
Beginning balance - December 31, 2017	34,668	$34,668	$316,268	$426,874	$377	$778,187
Cumulative effect of new accounting principle				377	(377)	-
Beginning balance - adjusted				427,251	-	778,187
Net income				20,001		20,001
Common stock dividends declared
($0.323 per share)				(11,181)		(11,181)
Ending balance - March 31, 2018	34,668	$34,668	$316,268	$436,071	$-	$787,007

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Income (unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2018	2017
Operating Revenues:
Electric revenues	$94,867	$98,401
Gas revenues	62,765	58,435
Total Operating Revenues	157,632	156,836

Operating Expenses:
Fuel for electric generation	11,900	12,201
Purchased power	17,033	15,356
Cost of gas sold	39,626	35,793
Other operations and maintenance	44,187	43,395
Depreciation and amortization	13,623	12,959
Other general taxes	4,869	4,927
Income tax provision	5,524	10,265
Total Operating Expenses	136,762	134,896
Operating Income	20,870	21,940

Other Income and Deductions:
AFUDC - equity funds	595	271
Income tax provision	(57)	(44)
Other income, net	1,902	998
Total Other Income and Deductions	2,440	1,225
Income before interest expense	23,310	23,165

Interest Expense:
Interest on long-term debt	5,206	5,043
Other interest, net	49	31
AFUDC - borrowed funds	(201)	(92)
Net Interest Expense	5,054	4,982
Net Income	$18,256	$18,183
Less Net Income Attributable to Noncontrolling Interest, net of tax	(5,806)	(5,389)
Net Income Attributable to MGE	$12,450	$12,794

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Comprehensive Income (unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2018	2017
Net Income	$18,256	$18,183
Other comprehensive income, net of tax:
Unrealized loss on available-for-sale securities, net of
tax ($- and $4)	-	(6)
Comprehensive Income	$18,256	$18,177
Less: Comprehensive Income Attributable to Noncontrolling
Interest, net of tax	(5,806)	(5,389)
Comprehensive Income Attributable to MGE	$12,450	$12,788

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2018	2017
Operating Activities:
Net income	$18,256	$18,183
Items not affecting cash:
Depreciation and amortization	13,623	12,959
Deferred income taxes	(2,229)	(4,242)
Provision for doubtful receivables	264	254
Employee benefit plan (credit) cost	(561)	202
Other items	(17)	690
Changes in working capital items:
Decrease in current assets	24,779	26,166
Decrease in current liabilities	(5,749)	(9,022)
Cash contributions to pension and other postretirement plans	(1,319)	(7,168)
Other noncurrent items, net	(468)	1,488
Cash Provided by Operating Activities	46,579	39,510

Investing Activities:
Capital expenditures	(37,631)	(16,117)
Other	(198)	158
Cash Used for Investing Activities	(37,829)	(15,959)

Financing Activities:
Cash dividends paid to parent by MGE	-	(15,000)
Distributions to parent from noncontrolling interest	(7,500)	(5,500)
Repayment of long-term debt	(1,103)	(31,080)
Issuance of long-term debt	-	40,000
Repayments of short-term debt	(1,000)	-
Other	-	(289)
Cash Used for Financing Activities	(9,603)	(11,869)

Change in cash, cash equivalents, and restricted cash	(853)	11,682
Cash, cash equivalents, and restricted cash at beginning of period	10,093	16,442
Cash, cash equivalents, and restricted cash at end of period	$9,240	$28,124

Supplemental disclosures of cash flow information:
Significant noncash investing activities:
Accrued capital expenditures	$4,706	$6,804

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Balance Sheets (unaudited)

(In thousands)

	March 31,	December 31,
ASSETS	2018	2017
Current Assets:
Cash and cash equivalents	$4,152	$5,951
Accounts receivable, less reserves of $2,804 and $2,840, respectively	43,307	42,299
Affiliate receivables	690	668
Other accounts receivable, less reserves of $317 and $335, respectively	5,740	6,984
Unbilled revenues	25,471	31,400
Materials and supplies, at average cost	23,554	22,614
Fuel for electric generation, at average cost	9,478	8,256
Stored natural gas, at average cost	3,686	12,923
Prepaid taxes	13,893	25,073
Regulatory assets - current	8,721	7,888
Assets held for sale	1,383	8,817
Other current assets	11,162	12,484
Total Current Assets	151,237	185,357
Affiliate receivable long-term	3,574	3,707
Regulatory assets	140,218	142,567
Pension and other postretirement benefit asset	9,631	7,336
Other deferred assets and other	4,512	3,280
Property, Plant, and Equipment:
Property, plant, and equipment, net	1,290,176	1,283,341
Construction work in progress	76,066	58,044
Total Property, Plant, and Equipment	1,366,242	1,341,385
Investments	409	409
Total Assets	$1,675,823	$1,684,041

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$24,477	$24,452
Short-term debt	3,000	4,000
Accounts payable	35,026	47,614
Accrued interest and taxes	4,443	5,558
Accrued payroll related items	8,390	12,244
Regulatory liabilities - current	12,325	5,633
Derivative liabilities	8,950	8,180
Other current liabilities	9,557	16,749
Total Current Liabilities	106,168	124,430
Other Credits:
Deferred income taxes	200,093	201,486
Investment tax credit - deferred	893	918
Regulatory liabilities	157,890	154,153
Accrued pension and other postretirement benefits	69,030	69,088
Derivative liabilities	32,340	33,990
Other deferred liabilities and other	68,746	69,041
Total Other Credits	528,992	528,676
Capitalization:
Common shareholder's equity	504,322	491,872
Noncontrolling interest	139,208	140,902
Total Equity	643,530	632,774
Long-term debt	397,133	398,161
Total Capitalization	1,040,663	1,030,935
Commitments and contingencies (see Footnote 9)
Total Liabilities and Capitalization	$1,675,823	$1,684,041

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Equity (unaudited)

(In thousands)

					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling
	Shares	Value	Capital	Earnings	Income/(Loss)	Interest	Total
2017
Beginning balance - Dec. 31, 2016	17,348	$17,348	$192,417	$277,300	$19	$115,665	$602,749
Net income				12,794		5,389	18,183
Other comprehensive loss					(6)		(6)
Cash dividends paid to parent
by MGE				(15,000)			(15,000)
Distributions to parent from
noncontrolling interest						(5,500)	(5,500)
Ending balance - March 31, 2017	17,348	$17,348	$192,417	$275,094	$13	$115,554	$600,426

2018
Beginning balance - Dec. 31, 2017	17,348	$17,348	$192,417	$282,135	$(28)	$140,902	$632,774
Cumulative effect of new accounting principle				(28)	28		-
Beginning balance - adjusted				282,107	-		632,774
Net income				12,450		5,806	18,256
Distributions to parent from
noncontrolling interest						(7,500)	(7,500)
Ending balance - March 31, 2018	17,348	$17,348	$192,417	$294,557	$-	$139,208	$643,530

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc., and Madison Gas and Electric Company

Notes to Consolidated Financial Statements (unaudited)

March 31, 2018

1.

Summary of Significant Accounting Policies.

a.

Basis of Presentation - MGE Energy and MGE.

This report is a combined report of MGE Energy and MGE. References in this report to "MGE Energy" are to MGE Energy, Inc. and its subsidiaries. References in this report to "MGE" are to Madison Gas and Electric Company.

MGE Power Elm Road and MGE Power West Campus own electric generating assets and lease those assets to MGE. Both entities are variable interest entities under applicable authoritative accounting guidance. MGE is considered the primary beneficiary of these entities as a result of contractual agreements. As a result, MGE has consolidated MGE Power Elm Road and MGE Power West Campus. See Footnote 2 of Notes to Consolidated Financial Statements under Item 8, Financial Statements and Supplementary Data, of MGE Energy's and MGE's 2017 Annual Report on Form 10-K (the 2017 Annual Report on Form 10-K).

The accompanying consolidated financial statements as of March 31, 2018, and for the three months ended, are unaudited, but include all adjustments that MGE Energy and MGE management consider necessary for a fair statement of their respective financial statements. All adjustments are of a normal, recurring nature except as otherwise disclosed. The year-end consolidated balance sheet information was derived from the audited balance sheet appearing in the 2017 Annual Report on Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These notes should be read in conjunction with the financial statements and the notes on pages 54 through 103 of the 2017 Annual Report on Form 10-K.

b.

Cash, Cash Equivalents, and Restricted Cash - MGE Energy and MGE.

The following table presents the components of total cash, cash equivalents and restricted cash on the consolidated balance sheets.

	MGE Energy		MGE
	March 31,	December 31,	March 31,	December 31,
(In thousands)	2018	2017	2018	2017
Cash and cash equivalents	$101,157	$107,952	$4,152	$5,951
Restricted cash	2,763	1,635	2,763	1,635
Receivable - margin account	2,325	2,507	2,325	2,507
Cash, cash equivalents, and restricted cash	$106,245	$112,094	$9,240	$10,093

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

Receivable – Margin Account

Cash amounts held by counterparties as margin collateral for certain financial transactions are recorded as receivable – margin account in "Other current assets" on the consolidated balance sheets. The costs being hedged are fuel for electric generation, purchased power, and cost of gas sold.

The following table presents the retrospective adjustments to cash flow amounts on MGE Energy's and MGE's consolidated statements of cash flows in accordance with the adoption of ASU 2016-18, Restricted Cash.

Three Months Ended
(In thousands)	March 31, 2017
Cash provided by operating activities	$(1,035)
Cash used for investing activities	387
Change in cash, cash equivalents, and restricted cash	(648)
Cash, cash equivalents, and restricted cash at beginning of period	5,674
Cash, cash equivalents, and restricted cash at end of period	$5,026

2.

New Accounting Standards - MGE Energy and MGE.

a.

Recently Adopted

Revenue from Contracts with Customers.

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

This authoritative guidance became effective January 1, 2018, and MGE Energy and MGE adopted the standard upon the effective date. Adoption of this standard is permitted under one of two methods: the full retrospective method or the modified retrospective method. MGE Energy and MGE implemented the standard using the modified retrospective method. The cumulative impact of this guidance on our financial statements is not material, except for additional footnote disclosures. See Footnote 3 for further information.

Financial Instruments.

In January 2016, the FASB issued authoritative guidance within the codification's Financial Instruments topic that provides guidance on the recognition and measurement of financial instruments. This authoritative guidance became effective January 1, 2018, and required equity investments to be measured at fair value with changes in fair value recognized in net income rather than in other comprehensive income. As a result of this guidance, MGE Energy and MGE will no longer have other comprehensive income related to equity investments. This standard was applied using a modified retrospective approach, with a cumulative effect adjustment recorded to opening retained earnings as of the beginning of the fiscal year of adoption. As of January 1, 2018, MGE Energy recorded a $0.4 million increase in retained earnings and a corresponding decrease in other comprehensive income, and MGE recorded less than a $0.1 million decrease in retained earnings and a corresponding increase in other comprehensive income, related to equity investments within the scope of this standard.

Restricted Cash.

In November 2016, the FASB issued authoritative guidance within the codification's Statement of Cash Flows topic that provides guidance on the classification and presentation of changes in restricted cash within the statement of cash flows. Under the new guidance, reporting entities are required to explain the changes in the total of restricted and unrestricted cash and cash equivalents when reconciling the beginning and ending balances on the statement of cash flows. Prior to the authoritative guidance, changes in restricted cash were presented as either cash flows from operating, investing, or financing activities within the statement of cash flows, as appropriate based on the nature of the restriction. Also under the new standard, reporting entities are required to provide a reconciliation from the balance sheet to the statement of cash flows and disclose the nature of the restrictions of cash. This authoritative guidance became effective January 1, 2018. Upon the effective date, MGE Energy and MGE changed the presentation of restricted cash on the consolidated statements of cash flows to reflect the new accounting guidance retrospectively to all periods presented. See Footnote 1.b. for further information.

Pension and Other Postretirement Benefits.

In March 2017, the FASB issued authoritative guidance within the codification's Compensation – Retirement Benefits topic that provides guidance on the presentation of net periodic pension cost and net periodic postretirement benefit cost (together, net benefit cost). This authoritative guidance became effective January 1, 2018. Under the new guidance, the service cost component of net benefit cost is required to be recorded in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside of income from operations. A practical expedient within the standard permits an employer to use the amounts disclosed in its pension and other postretirement benefit plan footnote for prior comparative periods as the estimation basis for applying the retrospective presentation requirements. MGE Energy and MGE have elected to apply the practical expedient. Upon the effective date, MGE Energy and MGE changed the presentation of net benefit cost on the consolidated statements of income to reflect the new accounting guidance retrospectively to all periods presented. For both MGE Energy and MGE, "Other operations and maintenance expense" increased and "Other income, net" increased $1.1 million for the three months ended March 31, 2017. The standard also only allows the service cost component to be eligible for capitalization prospectively from the effective date of the pronouncement (whereas under previous GAAP, all components of net benefit cost were eligible for capitalization). See Footnote 6 for further information.

b.

Recently Issued

Leases.

In February 2016, the FASB issued authoritative guidance within the codification's Leases topic that provides guidance on the classification, recognition, measurement, and disclosure of leases. The new leasing standard establishes that a lease conveys the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. Under the new guidance, lessees will be required to recognize all leases with terms greater than one year, including operating leases, on the balance sheet by recording a right-of-use asset and lease liability. Prior to the authoritative guidance, only capital leases were recognized on the balance sheet by lessees. The new accounting guidance, as applied by lessors, is materially consistent with current GAAP. In January 2018, the FASB issued authoritative guidance which provided an optional practical expedient to grandfather the accounting for existing and expired land easements not accounted for as a lease under the new authoritative guidance. MGE Energy and MGE plan to adopt this practical expedient.

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

16

3.

Revenue - MGE Energy and MGE.

Revenues disaggregated by revenue source were as follows:

	Three Months Ended
(In thousands)	March 31,
Electric revenues	2018	2017
Residential	$33,259	$33,353
Commercial(a)	47,452	50,164
Industrial	2,895	4,215
Other-retail/municipal	8,287	9,021
Total retail	91,893	96,753
Sales to the market	2,034	972
Other revenues	470	429
Adjustments to revenues	(6)	170
Total electric revenues	94,391	98,324

Gas revenues
Residential	36,551	33,903
Commercial/Industrial(a)	24,952	23,048
Total retail	61,503	56,951
Gas transportation	1,135	1,350
Other revenues	127	125
Total gas revenues	62,765	58,426

Non-regulated energy revenues	476	73
Total Operating Revenue(a)	$157,632	$156,823

(a)

In 2017, MGE had less than $0.1 million of revenues related to CNG vehicle fuel servicing. No revenue was recognized for fuel servicing by MGE Energy in 2017.

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account. A contract's transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The majority of MGE Energy's and MGE's contracts have a single performance obligation.

Retail Revenue (Residential, Commercial, Industrial, and Other Retail/Municipal)

Retail revenue of electric and gas utility service represent MGE's core business activities. Tariffs are approved by the PSCW through a rate order and provide MGE's customers with the standard terms and conditions, including pricing terms. The performance obligation to deliver electricity or gas is satisfied over time as the customer simultaneously receives and consumes the commodities provided by MGE. MGE recognizes revenues as the commodity is delivered to customers. Meters are read on a systematic basis throughout the month based on established meter-reading schedules and the customer is subsequently billed for their services. At the end of the month, MGE accrues an estimate for the unbilled amount of commodities delivered to customers. The unbilled revenue estimate is based on daily system demand volumes, weather factors, estimated line losses, estimated customer usage by class, and applicable customer rates.

Utility Cost Recovery Mechanisms

MGE's tariff rates include a provision for fuel cost recovery. The PSCW allows Wisconsin utilities to defer electric fuel-related costs, less excess revenues, that fall outside a symmetrical cost tolerance band. Any over/under recovery of the actual costs in a given year is determined in the following year and is then reflected in future billings to electric retail customers. Over-collection of fuel-related costs that are outside the approved range will be recognized as a reduction of revenue. Prior to adoption of the new revenue recognition guidance, effective January 1, 2018, over-collected fuel-related costs were reflected in "Purchased Power" expense. Under-collection of these costs will continue to be recognized in "Purchased Power" expense in the consolidated statements of income of MGE Energy and MGE. The cumulative effects of these deferred amounts will be recorded in "Regulatory assets" or "Regulatory liabilities" on the consolidated balance sheets of MGE Energy and MGE until they are reflected in future billings to customers. See Footnote 10.b. for further information.

MGE received a PSCW order to defer the over-collection of income tax expense collected in customer rates as a result of the Tax Cuts and Jobs Act (the Tax Act) reduction in the income tax rate to 21 percent. See Footnote 5 for further information.

MGE has other cost recovery mechanisms, any over-collection of the difference between actual costs incurred and the amount of costs collected from customers is recorded as a reduction of revenue in the period incurred.

Sales to the Market

Sales to the market include energy charges, capacity or demand charges, and ancillary charges represented by wholesale sales of electricity made to third parties who are not ultimate users of the electricity. Most of these sales are spot market transactions on the markets operated by MISO. Each transaction is considered a performance obligation and revenue is recognized in the period in which availability is provided to MISO. MGE reports on a net basis, transactions on the MISO markets in which it buys and sells power within the same hour to meet electric energy delivery requirements.

Transportation of Gas

MGE has written contracts under which MGE provides gas transportation services to customers whom have elected to purchase gas from a third party and have gas delivered via pipelines within MGE's service territory. Revenue is recognized as service is rendered or gas is delivered to customers. Tariffs are approved by the PSCW through a rate order and provide gas transportation customers with the standard terms and conditions, including pricing terms.

4.

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

At March 31, 2018, and December 31, 2017, MGE Transco held a 3.6% ownership interest in ATC. At March 31, 2018, and December 31, 2017, MGEE Transco held a 4.4% ownership interest in ATC Holdco.

MGE Transco and MGEE Transco have accounted for their investment in ATC and ATC Holdco, respectively, under the equity method of accounting. Equity earnings from investments are recorded as "Other income" on MGE Energy's consolidated statements of income. For the three months ended March 31, 2018 and 2017, MGE Transco recorded the following:

	Three Months Ended
	March 31,
(In thousands)	2018	2017
Equity earnings from investment in ATC	$2,451	$2,608
Dividends from ATC(a)	-	-
Capital contributions to ATC	710	1,420

(a)

MGE Transco recorded a $2.3 million and $2.1 million dividend receivable from ATC as of December 31, 2017 and 2016, respectively. A cash dividend was received in January of each of the proceeding years.

ATC Holdco was formed in December 2016. In the near term, it is expected that ATC Holdco will be pursuing transmission development opportunities that typically have long development and investment lead times before becoming operational. For the three months ended March 31, 2018 and 2017, MGEE Transco recorded capital contributions of $0.1 million and $0.2 million, respectively, to ATC Holdco.

In April 2018, MGE Transco made a $1.1 million capital contribution to ATC and MGEE Transco made a $0.1 million contribution to ATC Holdco.

ATC's summarized financial data for the three months ended March 31, 2018 and 2017, is as follows:

	Three Months Ended
	March 31,
(In thousands)	2018	2017
Operating revenues	$165,429	$174,669
Operating expenses	(84,893)	(82,697)
Other income, net	111	682
Interest expense, net	(27,762)	(26,783)
Earnings before members' income taxes	$52,885	$65,871

MGE receives transmission and other related services from ATC. During the three months ended March 31, 2018, MGE recorded $7.2 million for transmission services received compared to $9.2 million for the comparable period in 2017. MGE also provides a variety of operational, maintenance, and project management services for ATC, which is reimbursed by ATC. As of March 31, 2018, and December 31, 2017, MGE had a receivable due from ATC of $0.2 million.

5.

Taxes - MGE Energy and MGE.

Effective Tax Rate.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the Tax Act). The Tax Act makes broad and complex changes to the U.S. tax code, including the reduction in the U.S. federal corporate tax rate from 35 percent to 21 percent, effective January 1, 2018. MGE Energy and MGE recorded a provisional decrease in deferred tax assets and deferred tax liabilities as of December 31, 2017. In accordance with Staff Accounting Bulletin 118, any subsequent adjustment to these amounts will be recorded in the quarter of 2018 when the analysis is complete. No adjustments have been recorded in the first quarter of 2018. Beginning January 1, 2018, MGE began amortization of the regulated utility excess deferred taxes recognized using a normalization method of accounting. For the three months ended March 31, 2018, MGE recognized $0.6 million of excess deferred taxes as a reduction of revenue and a corresponding increase in a regulatory liability. The amount and timing of the cash impacts will depend on the period over which certain income tax benefits are provided to customers, which will be determined by the PSCW.

Customer rates approved for 2018 reflect an income tax rate of 35 percent. MGE received a PSCW order to defer the over-collection of income tax expense as a result of the decrease in tax rate to 21 percent. As of March 31, 2018, MGE has deferred $3.3 million as a regulatory liability and recorded a corresponding reduction in operating revenues. The PSCW reached a preliminary decision in April 2018 for the return of the over-collection of income tax expense. The preliminary decision includes a one-time bill credit in July of 2018 for the first six months of 2018 over-collection and a monthly bill credit beginning in August 2018 of the estimated remaining annual amount to be returned to customers. Any over/under recovery of the actual costs will be subject to the PSCW's annual review in the following year and is then reflected in future billings to retail customers. A final order is expected in May 2018.

The consolidated income tax provision differs from the amount computed by applying the statutory federal income tax rate to income before income taxes, as follows:

	MGE Energy		MGE
Three Months Ended March 31,	2018	2017	2018	2017
Statutory federal income tax rate	21.0%	35.0%	21.0%	35.0%
State income taxes, net of federal benefit	6.4%	5.3%	6.0%	5.1%
Amortized investment tax credits	(0.1)%	(0.1)%	(0.1)%	(0.1)%
Credit for electricity from wind energy	(0.5)%	(1.8)%	(0.5)%	(2.0)%
Domestic manufacturing deduction	-%	(1.3)%	-%	(1.4)%
AFUDC equity, net	(0.4)%	(0.2)%	(0.4)%	(0.2)%
Amortization of utility excess deferred tax - tax reform(a)	(1.8)%	-%	(2.0)%	-%
Other, net, individually insignificant	(0.4)%	(0.2)%	(0.6)%	(0.2)%
Effective income tax rate	24.2%	36.7%	23.4%	36.2%

(a)

Included are impacts of the Tax Act for the regulated utility for excess deferred taxes recognized using a normalization method of accounting.

19

6.

Pension and Other Postretirement Plans - MGE Energy and MGE.

MGE maintains qualified and nonqualified pension plans, health care, and life insurance benefits. Additionally, MGE has defined contribution 401(k) benefit plans.

The components of net periodic benefit cost, other than the service cost component, are recorded in "Other income, net" on the consolidated statements of income. The service cost component is recorded in "Other operations and maintenance" on the consolidated statements of income. Prior to January 1, 2018, a portion of all net periodic benefit cost components were capitalized within the consolidated balance sheets. The FASB issued authoritative guidance within the codification's Compensation-Retirement Benefits topic that, beginning January 1, 2018, only allows the service cost component of net periodic benefit cost to be eligible for capitalization within the consolidated balance sheets. MGE has regulatory treatment and recognizes regulatory assets or liabilities for timing differences between when net periodic benefit costs are recovered and when costs are recognized.

The following table presents the components of net periodic benefit costs recognized for the three months ended March 31, 2018 and 2017.

	Three Months Ended
	March 31,
(In thousands)	2018	2017
Pension Benefits
Components of net periodic benefit cost:
Service cost	$1,457	$1,332
Interest cost	3,208	3,119
Expected return on assets	(6,568)	(5,742)
Amortization of:
Prior service credit	(11)	(4)
Actuarial loss	1,298	1,464
Net periodic benefit (credit) cost	$(616)	$169

Postretirement Benefits
Components of net periodic benefit cost:
Service cost	$332	$206
Interest cost	658	444
Expected return on assets	(802)	(472)
Amortization of:
Transition obligation	1	-
Prior service credit	(667)	(436)
Actuarial loss	128	129
Net periodic benefit (credit) cost	$(350)	$(129)

7.

Equity and Financing Arrangements - MGE Energy.

a.

Common Stock.

MGE Energy sells shares of its common stock through its Stock Plan. Those shares may be newly issued shares or shares that MGE Energy has purchased in the open market for resale to participants in the Stock Plan. All sales under the Stock Plan are covered by a shelf registration statement that MGE Energy filed with the SEC. For both the three months ended March 31, 2018 and 2017, MGE Energy did not issue any new shares of common stock under the Stock Plan.

b.

Dilutive Shares Calculation.

MGE Energy does not have any stock option or stock award programs or any dilutive securities.

8.

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

In 2018, 5,810 units were granted under the Director Incentive Plan and are subject to a three-year graded vesting schedule and 17,830 units were granted under the Performance Unit Plan and are subject to a five-year graded vesting schedule. On the grant date, the cost of the director or employee services received in exchange for a performance unit award is measured based on the current market value of MGE Energy common stock. The fair value of the awards is re-measured quarterly, including at March 31, 2018, as required by applicable accounting standards. Changes in fair value as well as the original grant are recognized as compensation cost. Since this amount is re-measured throughout the vesting period, the compensation cost is subject to variability.

For nonretirement eligible employees under the Performance Unit Plan, stock based compensation costs are accrued and recognized using the graded vesting method. Compensation cost for retirement eligible employees or employees that will become retirement eligible during the vesting schedule are recognized on an abridged horizon.

During the three months ended March 31, 2018, MGE recorded $0.2 million in compensation expense as a result of awards under the plans compared to $0.5 million for the comparable period in 2017. In January 2018, cash payments of $1.6 million were distributed relating to awards that were granted under the plans. No forfeitures of units occurred during the three months ended March 31, 2018 and 2017. At March 31, 2018, $4.8 million of outstanding awards are vested, and of this amount, no cash settlements have occurred.

9.

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

•

Greenhouse Gas (GHG) reduction guidelines and approval criteria established under the Clean Air Act for states to use in developing plans to control GHG emissions from existing fossil fuel-fired electric generating units (EGUs) and systems (the Clean Power Plan, or CPP). Implementation of the CPP is expected to have a direct impact on existing coal and natural gas fired generating units, including possible changes in dispatch and additional operating costs. In May 2017, the EPA requested the U.S. Court of Appeals for the D.C. Circuit to put on hold, indefinitely, any ongoing challenges to the CPP while the EPA reviews the rule and undertakes any potential rulemaking. In October 2017, the EPA published a proposed rule announcing the EPA's intention to repeal the CPP and has sought public comment on whether to replace the rule, and if so how. In December 2017, the EPA published an Advance Notice of Public Rulemaking (ANPR) to solicit information from the public as it considers a future rule to limit GHG emissions from electric generating units.

Given the pending legal proceedings, and the ANPR, the nature and timing of any final requirements to control GHG emissions is subject to uncertainty. If the CPP remains substantially in its present form, it is expected to have a material impact on MGE. MGE will continue to monitor developments with this proposed rule.

21

•

The EPA's rule to regulate ambient levels of a pollutant through the Ozone National Ambient Air Quality Standards (NAAQS). The EPA issued final designations on May 1, 2018, which designated the northeast portion of Milwaukee County as nonattainment. The Elm Road Units are located outside the designated nonattainment area. MGE expects that Ozone NAAQS will not have a material effect on its existing plants based on final designations.

The State of Wisconsin has joined a lawsuit filed by several states challenging the EPA's new ozone standard, alleging that the new standard is not attainable and the EPA is not properly considering background levels in setting its ozone attainment levels. The lawsuit has been stayed at the request of the EPA; however the significance of the challenge, as it might relate to MGE, is now diminished with the final ozone designations.

•

Rules regulating nitrogen oxide (NOx) and sulfur dioxide (SO2) emissions, including the Cross State Air Pollution Rule (CSAPR) and Clean Air Visibility Rule (CAVR). At this time, regulatory obligations, compliance strategies, and costs remain uncertain due to uncertainties surrounding the ongoing implementation of Phase II of CSAPR and the continued legal challenges surrounding CSAPR and CAVR.

•

The EPA's Coal Combustion Residuals Rule (CCR), which regulates coal ash as a solid waste, and defines what ash use activities would be considered generally exempt beneficial reuse of coal ash. The rule also regulates landfills, ash ponds, and other surface impoundments for coal combustion residuals by regulating their design, location, monitoring, and operation. Review of our Elm Road Units has indicated that the costs to comply with this rule are not expected to be significant. Columbia's operator has completed a review of their system and has determined that an onsite ash pond will need to be closed by 2023 and replace it with a dry ash handling system. The dry ash handling system installation is planned for 2020-2021. In 2015, MGE recorded an asset retirement obligation for its share of the legal liability associated with the effect of the CCR rule. Actual costs of compliance may be different than the amount recorded due to potential changes in compliance strategies that will be used, as well as other potential cost estimate changes. Management believes compliance costs will be recovered in future rates based on previous treatment of environmental compliance projects.

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

c.

Purchase Contracts - MGE Energy and MGE.

The following table shows MGE Energy and MGE's future commitments related to purchase contracts as of March 31, 2018:

(In thousands)	2018	2019	2020	2021	2022	Thereafter
Saratoga wind	$13,578	$858	$2,266	$1,775	$1,784	$4,429

In December 2017, the PSCW authorized construction of a 66MW wind farm, consisting of 33 turbines, located near Saratoga, Iowa. MGE received specific approval to recover 100% AFUDC on the project. As of March 31, 2018, MGE has incurred $23.3 million of capital expenditures. Construction of the project is expected to be completed by the end of 2018, with an estimated capital cost of $108 million.

22

10.

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

In December 2017, the PSCW approved a surcharge for 2018 electric fuel-related costs. The surcharge will increase electric retail revenue in 2018 by $0.5 million or 0.1%.

As of March 31, 2018, MGE has deferred $1.5 million of 2018 fuel savings. The 2018 fuel savings will be subject to the PSCW's annual review of 2018 fuel costs, expected to be completed in 2019. As of March 31, 2017, MGE had deferred $1.1 million of 2017 fuel savings.

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

b.

Notional Amounts.

The gross notional volume of open derivatives is as follows:

	March 31, 2018	December 31, 2017
Commodity derivative contracts	538,050 MWh	552,310 MWh
Commodity derivative contracts	3,270,000 Dth	5,460,000 Dth
FTRs	886 MW	2,226 MW
PPA	2,500 MW	2,650 MW

c.

Financial Statement Presentation.

MGE purchases and sells exchange-traded and over-the-counter options, swaps, and future contracts. These arrangements are primarily entered into to help stabilize the price risk associated with gas or power purchases. These transactions are employed by both MGE's gas and electric segments. Additionally, as a result of the firm transmission agreements that MGE holds on electricity transmission paths in the MISO market, MGE holds financial transmission rights (FTRs). An FTR is a financial instrument that entitles the holder to a stream of revenues or charges based on the differences in hourly day-ahead energy prices between two points on the transmission grid. The fair values of these instruments are offset with a corresponding regulatory asset/liability depending on whether they are in a net loss/gain position. Depending on the nature of the instrument, the gain or loss associated with these transactions will be reflected as cost of gas sold, fuel for electric generation, or purchased power expense in the delivery month applicable to the instrument. At March 31, 2018, and December 31, 2017, the fair value of exchange traded derivatives and FTRs exceeded their cost basis by $0.1 million and $0.2 million, respectively.

MGE is a party to a purchased power agreement that provides MGE with firm capacity and energy during a base term from June 1, 2012, through May 31, 2022. The agreement also allows MGE an option to extend the contract after the base term. The agreement is accounted for as a derivative contract and is recognized at its fair value on the consolidated balance sheets. However, the derivative qualifies for regulatory deferral and is recognized with a corresponding regulatory asset or liability depending on whether the fair value is in a loss or gain position. The fair value of the contract at March 31, 2018, and December 31, 2017, reflects a loss position of $41.3 million and $42.2 million, respectively. The actual cost will be recognized in purchased power expense in the month of purchase.

The following table summarizes the fair value of the derivative instruments on the consolidated balance sheets. All derivative instruments in this table are presented on a gross basis and are calculated prior to the netting of instruments with the same counterparty under a master netting agreement as well as the netting of collateral. For financial statement purposes, instruments are netted with the same counterparty under a master netting agreement as well as the netting of collateral. As of March 31, 2018, and December 31, 2017, the receivable margin account balance of $2.3 million and $2.5 million, respectively, is shown net of any collateral posted against derivative positions.

	Derivative	Derivative
(In thousands)	Assets	Liabilities	Balance Sheet Location
March 31, 2018
Commodity derivative contracts(a)	$403	$294	Derivative liability (current)(b)
Commodity derivative contracts(a)	9	189	Derivative liability (long-term)
FTRs	120	-	Other current assets
PPA	N/A	8,950	Derivative liability (current)
PPA	N/A	32,340	Derivative liability (long-term)

December 31, 2017
Commodity derivative contracts(a)	$566	$603	Derivative liability (current)(b)
Commodity derivative contracts(a)	110	190	Derivative liability (long-term)
FTRs	329	-	Other current assets
PPA	N/A	8,180	Derivative liability (current)
PPA	N/A	33,990	Derivative liability (long-term)

(a)

As of March 31, 2018, and December 31, 2017, collateral of $0.1 million was posted against and netted with derivative liability positions on the consolidated balance sheets.

(b)

As of March 31, 2018, and December 31, 2017, $0.1 million was presented as other current assets on the consolidated balance sheets.

The following tables show the effect of netting arrangements for recognized derivative assets and liabilities that are subject to a master netting arrangement or similar arrangement on the consolidated balance sheets.

Offsetting of Derivative Assets
(In thousands)	Gross Amounts	Gross Amounts Offset in Balance Sheets	Collateral Posted Against Derivative Positions	Net Amount Presented in Balance Sheets
March 31, 2018
Commodity derivative contracts	$412	$(390)	$-	$22
FTRs	120	-	-	120

December 31, 2017
Commodity derivative contracts	$676	$(654)	$-	$22
FTRs	329	-	-	329

Offsetting of Derivative Liabilities
(In thousands)	Gross Amounts	Gross Amounts Offset in Balance Sheets	Collateral Posted Against Derivative Positions	Net Amount Presented in Balance Sheets
March 31, 2018
Commodity derivative contracts	$483	$(390)	$(93)	$-
PPA	41,290	-	-	41,290

December 31, 2017
Commodity derivative contracts	$793	$(654)	$(139)	$-
PPA	42,170	-	-	42,170

The following tables summarize the unrealized and realized gains (losses) related to the derivative instruments on the consolidated balance sheets at March 31, 2018 and 2017, and the consolidated income statements for the three months ended March 31, 2018 and 2017.

	2018		2017
(In thousands)	Current and Long-Term Regulatory Asset	Other Current Assets	Current and Long-Term Regulatory Asset	Other Current Assets
Three Months Ended March 31:
Balance at January 1,	$41,958	$806	$49,281	$230
Unrealized loss (gain)	128	-	(689)	-
Realized (loss) gain reclassified to a deferred account	(158)	158	(78)	78
Realized loss reclassified to income statement	(687)	(645)	(441)	(166)
Balance at March 31,	$41,241	$319	$48,073	$142

	Realized losses (gains)
	2018		2017
(In thousands)	Fuel for Electric Generation/ Purchased Power	Cost of Gas Sold	Fuel for Electric Generation/ Purchased Power	Cost of Gas Sold
Three Months Ended March 31:
Commodity derivative contracts	$374	$615	$385	$146
FTRs	(175)	-	(685)	-
PPA	518	-	761	-

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

The PPA has a provision that may require MGE to post collateral if MGE's debt rating falls below investment grade (i.e., below BBB-). The amount of collateral that it may be required to post varies from $20.0 million to $40.0 million, depending on MGE's nominated capacity amount. As of March 31, 2018, no collateral is required to be, or has been, posted. Certain counterparties extend MGE a credit limit. If MGE exceeds these limits, the counterparties may require collateral to be posted. As of March 31, 2018, and December 31, 2017, certain counterparties were in a net liability of $0.1 million.

Nonperformance of counterparties to the non-exchange traded derivatives could expose MGE to credit loss. However, MGE enters into transactions only with companies that meet or exceed strict credit guidelines, and it monitors these counterparties on an ongoing basis to mitigate nonperformance risk in its portfolio. As of March 31, 2018, no counterparties have defaulted.

12.

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

Fair Value of Financial Assets and Liabilities Recorded at the Carrying Amount.

At March 31, 2018, and December 31, 2017, the carrying amount of cash, cash equivalents, and outstanding commercial paper approximates fair market value due to the short maturity of those investments and obligations. The estimated fair market value of long-term debt is based on quoted market prices for similar financial instruments at March 31, 2018, and December 31, 2017. Since long-term debt is not traded in an active market, it is classified as Level 2. The estimated fair market value of financial instruments are as follows:

	March 31, 2018		December 31, 2017
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
MGE Energy
Assets:
Cash and cash equivalents	$101,157	$101,157	$107,952	$107,952
Liabilities:
Short-term debt - commercial paper	3,000	3,000	4,000	4,000
Long-term debt(a)	425,780	462,151	426,883	475,282

MGE
Assets:
Cash and cash equivalents	$4,152	$4,152	$5,951	$5,951
Liabilities:
Short-term debt - commercial paper	3,000	3,000	4,000	4,000
Long-term debt(a)	425,780	462,151	426,883	475,282

(a)

Includes long-term debt due within one year. Excludes debt issuance costs and unamortized discount of $4.2 million and $4.3 million at March 31, 2018, and December 31, 2017, respectively.

b.

Recurring Fair Value Measurements.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis.

	Fair Value as of March 31, 2018
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Derivatives, net	$531	$284	$-	$247
Exchange-traded investments	855	855	-	-
Total Assets	$1,386	$1,139	$-	$247
Liabilities:
Derivatives, net(b)	$41,772	$62	$-	$41,710
Deferred compensation	3,110	-	3,110	-
Total Liabilities	$44,882	$62	$3,110	$41,710

MGE
Assets:
Derivatives, net	$531	$284	$-	$247
Exchange-traded investments	65	65	-	-
Total Assets	$596	$349	$-	$247
Liabilities:
Derivatives, net(b)	$41,772	$62	$-	$41,710
Deferred compensation	3,110	-	3,110	-
Total Liabilities	$44,882	$62	$3,110	$41,710

	Fair Value as of December 31, 2017
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Derivatives, net	$1,005	$278	$-	$727
Exchange-traded investments	792	792	-	-
Total Assets	$1,797	$1,070	$-	$727
Liabilities:
Derivatives, net(b)	$42,963	$210	$-	$42,753
Deferred compensation	3,065	-	3,065	-
Total Liabilities	$46,028	$210	$3,065	$42,753

MGE
Assets:
Derivatives, net	$1,005	$278	$-	$727
Exchange-traded investments	64	64	-	-
Total Assets	$1,069	$342	$-	$727
Liabilities:
Derivatives, net(b)	$42,963	$210	$-	$42,753
Deferred compensation	3,065	-	3,065	-
Total Liabilities	$46,028	$210	$3,065	$42,753

(b)

These amounts are shown gross and exclude $0.1 million of collateral that was posted against derivative positions with counterparties as of March 31, 2018, and December 31, 2017.

No transfers were made in or out of Level 1 or Level 2 for the three months ended March 31, 2018.

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

The purchased power agreement (see Footnote 11) was valued using an internally-developed pricing model and therefore is classified as Level 3. The model projects future market energy prices and compares those prices to the projected power costs to be incurred under the contract. Inputs to the model require significant management judgment and estimation. Future energy prices are based on a forward power pricing curve using exchange-traded contracts in the electric futures market. A basis adjustment is applied to the market energy price to reflect the price differential between the market price delivery point and the counterparty delivery point. The historical relationship between the delivery points is reviewed and a discount (below 100%) or premium (above 100%) is derived. This comparison is done for both peak times when demand is high and off peak times when demand is low. If the basis adjustment is lowered, the fair value measurement will decrease, and if the basis adjustment is increased, the fair value measurement will increase.

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

The following table presents the significant unobservable inputs used in the pricing model.

	Model Input
Significant Unobservable Inputs	March 31, 2018	December 31, 2017
Basis adjustment:
On peak	91.7%	92.3%
Off peak	93.1%	94.1%
Counterparty fuel mix:
Internal generation	50% - 75%	55% - 75%
Purchased power	50% - 25%	45% - 25%

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

The following table summarizes the changes in Level 3 commodity derivative assets and liabilities measured at fair value on a recurring basis.

	Three Months Ended
	March 31,
(In thousands)	2018	2017
Beginning balance	$(42,026)	$(50,306)
Realized and unrealized gains (losses):
Included in regulatory assets	563	1,953
Included in other comprehensive income	-	-
Included in earnings	(542)	(586)
Included in current assets	(173)	125
Purchases	5,834	5,996
Sales	-	-
Issuances	-	-
Settlements	(5,119)	(5,536)
Transfers in and/or out of Level 3	-	-
Balance as of March 31,	$(41,463)	$(48,354)
Total gains (losses) included in earnings attributed to the change in unrealized gains (losses) related to assets and liabilities held at March 31,(c)	$-	$-

The following table presents total realized and unrealized losses included in income for Level 3 assets and liabilities measured at fair value on a recurring basis (c).

	Three Months Ended
	March 31,
(In thousands)	2018	2017
Purchased power expense	$(723)	$(431)
Cost of gas sold expense	181	(155)
Total	$(542)	$(586)

(c)

MGE's exchange-traded derivative contracts, over-the-counter party transactions, purchased power agreement, and FTRs are subject to regulatory deferral. These derivatives are therefore marked to fair value and are offset in the financial statements with a corresponding regulatory asset or liability.

13.

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

During 2017, MGE accrued $8.8 million of 2017 capital expenditures that MGE has forgone as part of the ownership transfer agreement with WPL. As of December 31, 2017, MGE classified $8.8 million of Columbia assets as held-for-sale on the consolidated balance sheets. In January 2018, MGE reduced its ownership interest in Columbia from 20.4% to 19.4% through the partial sale of plant assets to WPL.

During three months ended March 31, 2018, MGE accrued $1.4 million of 2018 capital expenditures that MGE has forgone subject to the ownership transfer agreement. As of March 31, 2018, MGE classified $1.4 million of Columbia assets as held-for-sale on the consolidated balance sheets. The assets recognized as held-for-sale are subject to a partial sale of plant assets to WPL, expected to occur in January 2019.

29

14.

Segment Information - MGE Energy and MGE.

MGE Energy operates in the following business segments: electric utility, gas utility, nonregulated energy, transmission investment, and all other. See the 2017 Annual Report on Form 10-K for additional discussion of each of these segments.

The following tables show segment information for MGE Energy's operations for the indicated periods:

(In thousands) MGE Energy	Electric	Gas	Nonregulated Energy	Transmission Investment	All Others	Consolidation/ Elimination Entries	Consolidated Total
Three Months Ended March 31, 2018
Operating revenues	$94,391	$62,765	$476	$-	$-	$-	$157,632
Interdepartmental revenues	31	4,347	9,820	-	-	(14,198)	-
Total operating revenues	94,422	67,112	10,296	-	-	(14,198)	157,632
Depreciation and amortization	(9,378)	(2,395)	(1,850)	-	-	-	(13,623)
Other operating expenses	(76,575)	(55,195)	(43)	(3)	(203)	14,198	(117,821)
Operating income (loss)	8,469	9,522	8,403	(3)	(203)	-	26,188
Other income, net	1,730	766	-	2,372	51	-	4,919
Interest (expense) income, net	(2,867)	(839)	(1,348)	-	315	-	(4,739)
Income before taxes	7,332	9,449	7,055	2,369	163	-	26,368
Income tax provision	(1,200)	(2,458)	(1,922)	(648)	(139)	-	(6,367)
Net income	$6,132	$6,991	$5,133	$1,721	$24	$-	$20,001

Three Months Ended March 31, 2017
Operating revenues	$98,324	$58,426	$73	$-	$-	$-	$156,823
Interdepartmental revenues	(105)	4,394	11,070	-	-	(15,359)	-
Total operating revenues	98,219	62,820	11,143	-	-	(15,359)	156,823
Depreciation and amortization	(8,900)	(2,213)	(1,846)	-	-	-	(12,959)
Other operating expenses(a)	(76,006)	(50,971)	(41)	-	(369)	15,359	(112,028)
Operating income (loss)	13,313	9,636	9,256	-	(369)	-	31,836
Other income (deductions), net(a)	870	399	-	2,478	(222)	-	3,525
Interest (expense) income, net	(2,776)	(799)	(1,407)	-	88	-	(4,894)
Income (loss) before taxes	11,407	9,236	7,849	2,478	(503)	-	30,467
Income tax (provision) benefit	(3,454)	(3,704)	(3,151)	(997)	139	-	(11,167)
Net income (loss)	$7,953	$5,532	$4,698	$1,481	$(364)	$-	$19,300

(a)

Reflects retrospective application of new accounting pronouncement related to pension and other postretirement benefits, see Footnote 2 for further information.

The following tables show segment information for MGE's operations for the indicated periods:

(In thousands) MGE	Electric	Gas	Nonregulated Energy	Consolidation/ Elimination Entries	Consolidated Total
Three Months Ended March 31, 2018
Operating revenues	$94,391	$62,765	$476	$-	$157,632
Interdepartmental revenues	31	4,347	9,820	(14,198)	-
Total operating revenues	94,422	67,112	10,296	(14,198)	157,632
Depreciation and amortization	(9,378)	(2,395)	(1,850)	-	(13,623)
Other operating expenses(b)	(77,731)	(57,641)	(1,965)	14,198	(123,139)
Operating income(b)	7,313	7,076	6,481	-	20,870
Other income, net(b)	1,686	754	-	-	2,440
Interest expense, net	(2,867)	(839)	(1,348)	-	(5,054)
Net income	6,132	6,991	5,133	-	18,256
Less: Net income attributable to
noncontrolling interest, net of tax	-	-	-	(5,806)	(5,806)
Net income attributable to MGE	$6,132	$6,991	$5,133	$(5,806)	$12,450

Three Months Ended March 31, 2017
Operating revenues	$98,328	$58,435	$73	$-	$156,836
Interdepartmental revenues	(109)	4,385	11,070	(15,346)	-
Total operating revenues	98,219	62,820	11,143	(15,346)	156,836
Depreciation and amortization	(8,900)	(2,213)	(1,846)	-	(12,959)
Other operating expenses(a), (b)	(79,426)	(54,665)	(3,192)	15,346	(121,937)
Operating income(b)	9,893	5,942	6,105	-	21,940
Other income, net(a), (b)	836	389	-	-	1,225
Interest expense, net	(2,776)	(799)	(1,407)	-	(4,982)
Net income	7,953	5,532	4,698	-	18,183
Less: Net income attributable to
noncontrolling interest, net of tax	-	-	-	(5,389)	(5,389)
Net income attributable to MGE	$7,953	$5,532	$4,698	$(5,389)	$12,794

(a)

Reflects retrospective application of new accounting pronouncement related to pension and other postretirement benefits, see Footnote 2 for further information.

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

Executive Overview

Our primary focus today and for the foreseeable future is our core utility customers at MGE as well as creating long-term value for our shareholders. MGE continues to face the challenge of providing its customers with reliable power at competitive prices. MGE meets this challenge by investing in more efficient generation projects, including renewable energy sources. MGE continues to examine and pursue opportunities to reduce the proportion that coal generation represents in its generation mix, including the announced reduction in its ownership of Columbia and the construction of the Saratoga, Iowa wind generation facility. MGE will continue to focus on growing earnings while controlling operating and fuel costs. MGE maintains safe and efficient operations in addition to providing customer value. We believe it is critical to maintain a strong credit standing consistent with financial strength in MGE as well as the parent company in order to accomplish these goals.

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

•

Credit market conditions, including interest rates and our debt credit rating,

•

Environmental laws and regulations, including adopted and pending environmental rule changes, and

•

Other factors listed in "Item 1A. Risk Factors" in our 2017 Annual Report on Form 10-K.

For the three months ended March 31, 2018, MGE Energy's earnings were $20.0 million or $0.58 per share compared to $19.3 million or $0.56 per share for the same period in the prior year. MGE's earnings for the three months ended March 31, 2018, were $12.5 million compared to $12.8 million for the same period in the prior year.

MGE Energy's net income was derived from our business segments as follows:

	Three Months Ended
(In millions)	March 31,
Business Segment:	2018	2017
Electric Utility	$6.1	$8.0
Gas Utility	7.0	5.5
Nonregulated Energy	5.1	4.7
Transmission Investments	1.7	1.5
All Other	0.1	(0.4)
Net Income	$20.0	$19.3

Our net income during the three months ended March 31, 2018, compared to the same period in the prior year primarily reflects the effects of the following factors:

Electric Utility

For the three months ended March 31, 2018, electric operating income decreased primarily due to an increase in fuel costs in the first quarter of 2018 as a result of a scheduled plant outage.

Gas Utility

For the three months ended March 31, 2018, gas operating income increased primarily related to a 14.7% increase in gas retail sales reflecting higher customer demand resulting from colder weather experienced in the first quarter of 2018 compared to the same period in the prior year and an increase in retail customers. The average temperature in February 2018 was 22 degrees compared to 33 in February 2017. Heating degree days (a measure for determining the impact of weather during the heating season) increased by 14.6% compared to the prior year.

During the first three months of 2018, the following events occurred:

Tax Reform: On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the Tax Act). The Tax Act makes broad and complex changes to the U.S. tax code, including the reduction in the U.S. federal corporate tax rate from 35 percent to 21 percent, effective January 1, 2018.

Rates approved for 2018 reflect an income tax rate of 35 percent. MGE received a PSCW order to defer the over-collection of income tax expense as a result of the decrease in tax rate to 21 percent. As of March 31, 2018, MGE has deferred $3.3 million in a regulatory liability and recorded a corresponding reduction in operating revenues. The PSCW reached a preliminary decision in April 2018 for the return of the over-collection of income tax expense. The preliminary decision includes a one-time bill credit in July of 2018 for the first six months of 2018 over-collection and a monthly bill credit beginning in August 2018 of the estimated remaining annual amount to be returned to customers. Any over/under recovery of the actual costs will be subject to the PSCW's annual review in the following year and is then reflected in future billings to retail customers. A final order is expected in May 2018.

Saratoga Wind Farm: In December 2017, the PSCW authorized construction of a 66MW wind farm, consisting of 33 turbines, located near Saratoga, Iowa. MGE received specific approval to recover 100% AFUDC on the project. As of March 31, 2018, MGE has incurred $23.3 million of capital expenditures. Construction of the project is expected to be completed by the end of 2018, with an estimated capital cost of $108 million.

Deferred Fuel Costs – Subject to Refund: As of March 31, 2018, MGE has deferred $1.5 million of 2018 fuel savings. These costs will be subject to the PSCW's annual review of 2018 fuel costs, expected to be completed in 2019.

In the near term, several items may affect us, including:

Tax Reform: Pursuant to the Tax Act, deferred income tax balances as of December 31, 2017, were remeasured to reflect the decrease in corporate tax rate. A $130.5 million regulatory liability was recorded given that changes in income taxes are generally passed through in customer rates for the regulated utility. The amount and timing of the cash impacts will depend on the period over which certain income tax benefits are provided to customers, which will be determined by the PSCW. A portion of the regulatory liability will be returned to customers using a normalization method of accounting.

Forward Wind: In April 2018, MGE, along with two other utilities, purchased the Forward Wind Energy Center, which consists of 86 wind turbines located in Wisconsin with a total capacity of 129 MWs. The aggregate purchase price was approximately $174 million of which MGE's proportionate share is 12.8%, or approximately $23 million. The purchase of the Forward Wind Energy Center replaced an existing purchase power agreement, of which MGE purchased 12.8% of the facility's energy output.

Financing Plans: MGE has regulatory authority to issue up to $150 million of new long-term debt during the next three years to finance authorized utility capital expenditures, including the Saratoga Wind Farm, refinance a portion of its current and maturing long-term debt, reduce short-term debt, and finance other corporate utility purposes.

ATC Return on Equity: Several parties have filed complaints with the FERC seeking to reduce the ROE used by MISO transmission owners, including ATC. Any change to ATC's ROE could result in lower equity earnings and distributions from ATC in the future. We derived approximately 8.9% and 8.0% of our net income for the three months ended March 31, 2018 and 2017, respectively, from our investment in ATC. See "Other Matters" below for additional information concerning ATC.

Environmental Initiatives: There are proposed legislative rules and initiatives involving matters related to air emissions, water effluent, hazardous materials, and greenhouse gases, all of which affect generation plant capital expenditures and operating costs as well as future operational planning. At present, it is unclear how the changes in the Presidential and EPA administrations may affect existing, pending or new legislative or rulemaking proposals or regulatory initiatives. Such legislation and rulemaking could significantly affect the costs of owning and operating fossil-fueled generating plants, such as Columbia and the Elm Road Units, from which we derive approximately 44% of our electric generating capacity as of March 31, 2018. We would expect to seek and receive recovery of any such costs in rates; however, it is difficult to estimate the amount of such costs due to the uncertainty as to the timing and form of the legislation and rules, and the scope and time of the recovery of costs in rates, which may lag the incurrence of those costs.

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

Future Generation: During the first quarter of 2016, MGE entered into an agreement with WPL under which MGE may acquire up to 50 MW of capacity in a gas-fired generating plant to be constructed by WPL at its Riverside Energy Center in Beloit, Wisconsin, during the five-year period following the in-service date of the plant. The plant is expected to be completed by early 2020. MGE and WPL have negotiated an amendment to the existing Columbia joint operating agreement, effective January 1, 2017, under which MGE will reduce its obligation to pay certain capital expenditures (other than SCR-related expenditures) at Columbia prior to the expected in-service date of the Riverside gas-fired generating plant in exchange for a proportional reduction in MGE's ownership in Columbia. On January 1 of each year, beginning in 2017 and ending June 1, 2020, the ownership percentage will be adjusted, through a partial sale, based on the amount of capital expenditures foregone. During the three months ended March 31, 2018, MGE accrued $1.4 million of 2018 capital expenditures that MGE has forgone as part of the ownership transfer agreement with WPL. During 2017, MGE accrued $8.8 million of 2017 capital expenditures forgone. As of March 31, 2018, and December 31, 2017, MGE classified $1.4 million and $8.8 million, respectively, of Columbia assets as held-for-sale on the consolidated balance sheets. In January 2018, MGE reduced its ownership interest in Columbia from 20.4% to 19.4% through the partial sale of plant assets to WPL. By June 2020, MGE's ownership in Columbia is forecasted to be approximately 19%, a decrease of 3% from the 22% ownership interest held by MGE on January 1, 2016.

Future Generation - Utility Solar: As part of MGE's Energy 2030 commitment, we plan to invest in utility scale solar. MGE is partnering with WEC Energy Group to build two large solar projects in Wisconsin. MGE's ownership share is expected to be at least 50 MW.

The following discussion is based on the business segments as discussed in Footnote 14 of the Notes to Consolidated Financial Statements in this Report.

Results of Operation

Three Months Ended March 31, 2018 and 2017

Results of operations include financial information prepared in accordance with GAAP and electric and gas margins which are non-GAAP measures. Electric margin (electric revenues less fuel for electric generation and purchase power costs) and gas margin (gas revenues less cost of gas sold) are non-GAAP measures because they exclude nonregulated operating revenues, other operations and maintenance expense, depreciation and amortization expense, and other general taxes expense.

Management believes that electric and gas margins provide a meaningful basis for evaluating and managing utility operations since fuel for electric generation, purchase power costs, and cost of gas sold are passed through to customers in current rates. As a result, management uses electric and gas margins internally when assessing the operating performance of our segments. The presentation of utility electric and gas margins herein is intended to provide supplemental information for investors regarding operating performance. These electric and gas margins may not be comparable to how other entities define utility electric and gas margin. Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of operating performance.

The following table provides a calculation of electric and gas margins (non-GAAP), along with a comparable GAAP measure, operating income:

	Three Months Ended March 31,
(In millions)	2018	2017	$ Change
Electric revenues	$94.4	$98.3	$(3.9)
Fuel for electric generation	11.9	12.2	(0.3)
Purchased power	17.0	15.3	1.7
Total Electric Margins	65.5	70.8	(5.3)

Gas revenues	62.8	58.4	4.4
Cost of gas sold	39.7	35.8	3.9
Total Gas Margins	23.1	22.6	0.5

Other operating revenues	0.5	0.1	0.4
Other operations and maintenance	44.4	43.8	0.6
Depreciation and amortization	13.6	13.0	0.6
Other general taxes	4.9	4.9	-
Operating Income	$26.2	$31.8	$(5.6)

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the periods indicated:

	Revenues			Sales (kWh)
(In thousands)	Three Months Ended March 31,			Three Months Ended March 31,
	2018	2017	% Change	2018	2017	% Change
Residential	$33,259	$33,353	(0.3)%	207,151	197,674	4.8%
Commercial	47,452	50,164	(5.4)%	440,891	433,389	1.7%
Industrial	2,895	4,215	(31.3)%	42,867	51,765	(17.2)%
Other-retail/municipal	8,287	9,021	(8.1)%	89,245	92,087	(3.1)%
Total retail	91,893	96,753	(5.0)%	780,154	774,915	0.7%
Sales to the market	2,034	972	N/A%	32,559	35,862	(9.2)%
Other revenues	470	429	9.6	-	-	- %
Adjustments to revenues	(6)	170	(103.5)%	-	-	- %
Total	$94,391	$98,324	(4.0)%	812,713	810,777	0.2%

Electric Margin

Electric margin decreased $5.3 million for the three months ended March 31, 2018, compared to the same period in 2017, due to the following:

(In millions)
Revenue subject to refund	$(3.8)
Increased fuel costs	(1.3)
Other	(0.9)
Change in fuel-related costs, net of recoveries	(0.4)
Increase in volume	1.1
Total	$(5.3)

•

Revenue subject to refund. MGE received a PSCW order to defer the over-collection of income tax expense collected in customer rates as a result of the Tax Act reduction in federal income tax rate to 21 percent. During the three months ended March 31, 2018, MGE recorded $2.5 million as a reduction in retail revenues and recorded a corresponding regulatory liability. MGE has other cost recovery mechanisms; any over-collection of the difference between actual costs incurred and the amount of costs collected from customers is recorded as a reduction of revenue in the period incurred. During the three months ended March 31, 2018, MGE recorded $1.3 million as a reduction in retail revenues and recorded a corresponding regulatory liability.

•

Fuel costs. Fuel costs increased during the three months ended March 31, 2018, primarily as a result of a scheduled plant outage.

•

Fuel-related costs. Under fuel rules, MGE is required to defer electric fuel-related costs that fall outside a 2% cost tolerance band around the amount used in the most recent rate proceeding. Beginning in 2018, over-collection of fuel-related costs outside the tolerance band are reflected as a reduction of revenue in the period incurred. Under-collection of costs outside the tolerance band is reflected as a reduction of purchase power expense in the period incurred. Any potential recovery of excess fuel costs will be recorded in the period received. Prior to adoption of the new revenue recognition guidance, effective January 1, 2018, deferred fuel-related costs were reflected in purchased power expense, with potential refunds associated with fuel savings increasing that expense and potential recovery of excess fuel costs decreasing that expense.

•

Volume. During the three months ended March 31, 2018, there was a 4.8% increase in residential sales volumes compared to the same period in the prior year driven by increased customer demand. During the three months ended March 31, 2018, there was a 17.2% decrease in industrial retail sales volumes compared to the same period in the prior year as a result of a large industrial customer relocating its operations out of state.

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class for each of the periods indicated:

	Revenues			Therms Delivered
(In thousands, except HDD and average rate per therm of retail customer)	Three Months Ended March 31,			Three Months Ended March 31,
	2018	2017	% Change	2018	2017	% Change
Residential	$36,551	$33,903	7.8%	49,712	43,038	15.5%
Commercial/Industrial	24,952	23,048	8.3%	42,307	37,176	13.8%
Total retail	61,503	56,951	8.0%	92,019	80,214	14.7%
Gas transportation	1,135	1,350	(15.9)%	21,941	21,035	4.3%
Other revenues	127	125	1.6%	-	-	- %
Total	$62,765	$58,426	7.4%	113,960	101,249	12.6%

Heating degree days (normal 3,479)				3,586	3,130	14.6%
Average rate per therm of
retail customer	$0.668	$0.710	(5.9)%

Gas Margin

Gas margin increased $0.5 million for the three months ended March 31, 2018, compared to the same period in 2017, due to the following:

(In millions)
Increase in volume	$1.9
Revenue subject to refund	(1.4)
Total	$0.5

•

Volume. For the three months ended March 31, 2018, retail gas deliveries increased 14.7% compared to the same period in the prior year primarily related to customer growth and more favorable weather conditions in the current year.

•

Revenue subject to refund. MGE received a PSCW order to defer the over-collection of income tax expense collected in customer rates as a result of the Tax Act reduction in federal income tax rate to 21 percent. For the three months ended March 31, 2018, MGE recorded $1.4 million in a reduction in retail revenues and recorded a corresponding regulatory liability.

Consolidated operations and maintenance expenses

For the three months ended March 31, 2018, operations and maintenance expenses increased $0.6 million, compared to the same period in the prior year. The following contributed to the net change:

(In millions)
Increased production expenses	$0.6
Increased administrative and general costs	0.4
Increased other costs	0.2
Decreased transmission costs	(0.4)
Decreased distribution expenses	(0.2)
Total	$0.6

Nonregulated Energy Operations - MGE Energy and MGE

The nonregulated energy operations are conducted through MGE Energy's subsidiaries: MGE Power Elm Road (the Elm Road Units) and MGE Power West Campus (WCCF), which have been formed to own and lease electric generating capacity to assist MGE. For the three months ended March 31, 2018 and 2017, net income at the nonregulated energy operations segment was $5.1 million and $4.7 million, respectively. The decrease in tax rate from 35% to 21%, effective January 1, 2018, lowered lease revenues and income tax expense for the three months ended 2018. Income tax expense is a factor used in the formula to calculate lease rates.

Transmission Investment Operations - MGE Energy and MGE

Transmission investment other income

For the three months ended March 31, 2018 and 2017, other income at the transmission investment segment was $2.4 million and $2.5 million, respectively. The decrease in tax rate from 35% to 21%, effective January 1, 2018, lowered earnings from ATC and income tax expense for the three months ended 2018. Income tax expense is a factor used in the calculation of ATC transmission rates. The transmission investment segment holds our interest in ATC and ATC Holdco, and its income reflects our equity in the earnings of the investments. ATC Holdco was formed in December 2016. In the near term, it is expected that ATC Holdco will be pursuing transmission development opportunities that typically have long development and investment lead times before becoming operational. See Footnote 3 of the Notes to Consolidated Financial Statements in this Report and "Other Matters" below for additional information concerning ATC and summarized financial information regarding ATC.

Consolidated Income Taxes - MGE Energy and MGE

Although effective tax rates have been lowered as a result of the Tax Act, regulated revenues have been affected as tax expense is a factor in the determination of rates for electric and gas service, and rates held by our investment in transmission. See Footnote 5 of the Notes to Consolidated Financial Statements for effective tax rate reconciliation.

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

	Three Months Ended
	March 31,
(In millions)	2018	2017
MGE Power Elm Road	$4.0	$3.6
MGE Power West Campus	1.8	1.8

Contractual Obligations and Commercial Commitments - MGE Energy and MGE

There were no material changes, other than from the normal course of business, to MGE Energy's and MGE's contractual obligations (representing cash obligations that are considered to be firm commitments) and commercial commitments (representing commitments triggered by future events) during the three months ended March 31, 2018, except as noted below. Further discussion of the contractual obligations and commercial commitments is included in Footnote 17 of Notes to Consolidated Financial Statements and "Contractual Obligations and Commercial Commitments for MGE Energy and MGE" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in MGE Energy's and MGE's 2017 Annual Report on Form 10-K.

Purchase Contracts - MGE Energy and MGE

See Footnote 9.c. of Notes to Consolidated Financial Statements in this Report for a description of commitments at March 31, 2018, that MGE Energy and MGE have entered with respect to the Saratoga wind project.

Liquidity and Capital Resources

MGE Energy and MGE have adequate liquidity to fund future operations and capital expenditures over the next twelve months. Available resources include cash and cash equivalents, operating cash flows, liquid assets, borrowing capacity under revolving credit facilities, and access to equity and debt capital markets. See "Credit Facilities" under Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources in MGE Energy's and MGE's 2017 Annual Report on Form 10-K for information regarding MGE Energy's and MGE's credit facilities.

Cash Flows

The following summarizes cash flows for MGE Energy and MGE during the three months ended March 31, 2018 and 2017:

	MGE Energy		MGE
(In thousands)	2018	2017	2018	2017
Cash provided by/(used for):
Operating activities	$46,978	$41,252	$46,579	$39,510
Investing activities	(39,543)	(18,128)	(37,829)	(15,959)
Financing activities	(13,284)	(2,029)	(9,603)	(11,869)

Cash Provided by Operating Activities

MGE Energy

MGE Energy's consolidated net cash provided by operating activities is derived mainly from the electric and gas operations of its principal subsidiary, MGE.

Cash provided by operating activities for the three months ended March 31, 2018, was $47.0 million, an increase of $5.7 million when compared to the same period in the prior year, primarily reflecting a decrease in pension contribution.

MGE Energy's net income increased $0.7 million for the three months ended March 31, 2018, when compared to the same period in the prior year.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $6.3 million in cash provided by operating activities for the three months ended March 31, 2018, primarily due to decreased gas inventories, decreased unbilled revenues, and decreased other current assets, partially offset by decreased accounts payable, decreased other current liabilities, and increased accounts receivable.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $0.1 million in cash used for operating activities for the three months ended March 31, 2017, primarily due to decreased accounts payable and decreased accrued payroll, partially offset by decreased gas inventories, decreased unbilled revenues, and decreased current assets.

A decrease in pension contribution resulted in an additional $5.8 million in cash provided by operating activities for the three months ended March 31, 2018, when compared to the same period in the prior year. Pension contributions reflect amounts required by law and discretionary amounts.

MGE

Cash provided by operating activities for the three months ended March 31, 2018, was $46.6 million, an increase of $7.1 million when compared to the same period in the prior year, primarily reflecting a decrease in pension contribution.

Net income increased $0.1 million for the three months ended March 31, 2018, when compared to the same period in the prior year.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $8.3 million in cash provided by operating activities for the three months ended March 31, 2018, primarily due to decreased gas inventories, decreased unbilled revenues, and decreased other current assets, partially offset by decreased accounts payable, decreased accrued payroll, and increased other accounts receivable.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $0.3 million in cash used for operating activities for the three months ended March 31, 2017, primarily due to decreased accounts payable and decreased accrued payroll, partially offset by decreased gas inventories, decreased unbilled revenues, and decreased other current assets.

A decrease in pension contribution resulted in an additional $5.8 million in cash provided by operating activities for the three months ended March 31, 2018, when compared to the same period in the prior year. Pension contributions reflect amounts required by law and discretionary amounts.

Cash Used for Investing Activities

MGE Energy

MGE Energy's cash used for investing activities increased $21.4 million for the three months ended March 31, 2018, when compared to the same period in the prior year.

Capital expenditures for the three months ended March 31, 2018, were $37.6 million. This amount represents an increase of $21.5 million from the expenditures made in the same period in the prior year. This increase primarily reflects expenditures on the Saratoga wind project.

Capital contributions in other investments decreased $1.1 million for the three months ended March 31, 2018, when compared to the same period in the prior year.

MGE

MGE's cash used for investing activities increased $21.9 million for the three months ended March 31, 2018, when compared to the same period in the prior year.

Capital expenditures for the three months ended March 31, 2018, were $37.6 million. This amount represents an increase of $21.5 million from the expenditures made in the same period in the prior year. This increase primarily reflects expenditures on the Saratoga wind project.

Cash Used for Financing Activities

MGE Energy

Cash used for MGE Energy's financing activities was $13.3 million for the three months ended March 31, 2018, compared to $2.0 million of cash used for MGE Energy's financing activities for the same period in the prior year.

For the three months ended March 31, 2018, dividends paid were $11.2 million compared to $10.7 million in the prior year. This increase was a result of a higher dividend per share ($0.323 vs. $0.308).

During the three months ended March 31, 2018, net short-term debt repayments were $1.0 million. There were no short-term debt repayments for the three months ended March 31, 2017.

During the three months ended March 31, 2017, MGE issued $40.0 million of senior unsecured notes, which was used to refinance $30.0 million of medium-term notes and assist with financing additional capital expenditures.

MGE

During the three months ended March 31, 2018, cash used for MGE's financing activities was $9.6 million compared to $11.9 million of cash used for MGE's financing activities for the same period in the prior year.

Dividends paid from MGE to MGE Energy were $15.0 million for the three months ended March 31, 2017. There were no dividends from MGE to MGE Energy for the three months ended March 31, 2018.

Distributions to parent from noncontrolling interest, which represent distributions from MGE Power Elm Road and MGE Power West Campus to MGE Energy, were $7.5 million for the three months ended March 31, 2018, compared to $5.5 million in the prior year.

During the three months ended March 31, 2018, net short-term debt repayments were $1.0 million. There were no short-term debt repayments for the three months ended March 31, 2017.

During the three months ended March 31, 2017, MGE issued $40.0 million of senior unsecured notes, which was used to refinance $30.0 million of medium-term notes and assist with financing additional capital expenditures.

Capitalization Ratios

MGE Energy's capitalization ratios were as follows:

MGE Energy
	March 31, 2018	December 31, 2017
Common shareholders' equity	65.0%	64.6%
Long-term debt(a)	34.8%	35.1%
Short-term debt	0.2%	0.3%

(a)

Includes the current portion of long-term debt.

MGE Energy's and MGE's Capital Requirements

MGE Energy's and MGE's liquidity are primarily affected by their capital requirements. During the three months ended March 31, 2018, capital expenditures for MGE Energy and MGE totaled $37.6 million, which included $35.6 million of utility capital expenditures primarily related to the Saratoga wind project.

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

Environmental Matters

There were no material updates or developments in environmental matters that occurred during the three months ended March 31, 2018. Further discussion of environmental matters is included in MGE Energy's and MGE's 2017 Annual Report on Form 10-K and Footnote 9.a. of Notes to Consolidated Financial Statements in this Report.

Other Matters

ATC

In 2013, several parties filed a complaint with the FERC seeking to reduce the base return on equity (ROE) used by MISO transmission owners, including ATC, "due to changes in the capital markets." The complaint alleged that the MISO ROE should not exceed 9.15%, the equity components of hypothetical capital structures should be restricted to 50%, and the relevant incentive ROE adders should be discontinued. At the time, MISO's base ROE was 12.38% and ATC's base ROE was 12.2%. In February 2015, a second complaint was filed for the period February 2015 through May 2015 with the FERC requesting a reduction in the base ROE used by MISO transmission owners, including ATC, to 8.67%, with a refund effective date retroactive to the filing date of the complaint. In June 2016, an administrative law judge issued an initial decision for the second complaint that would reduce the transmission owner's base ROE to 9.7%. The initial decision will be reviewed by FERC. It is anticipated FERC will issue an order on this issue in 2018. On September 28, 2016, FERC issued an order on the first complaint, for the period November 2013 through February 2015, reducing the base ROE to 10.32%. This base ROE also became effective September 28, 2016, and will apply to future periods until FERC rules in the second complaint, at which time the base ROE ordered by FERC in the second complaint will prospectively become the authorized base ROE. Any change to ATC's ROE could result in lower equity earnings and distributions from ATC in the future.

In January 2015, FERC accepted the transmission owner's request for a 50 basis-point incentive ROE adder for participating in MISO. The adder became effective January 6, 2015.

FERC staff challenged certain aspects of ATC's implementation of its formula rate tariff. FERC has determined that a refund is required from ATC to its customers. The refund, pending FERC approval, is expected to occur in mid-2018.

Our share of ATC's earnings reflects a pre-tax adjustment of $0.1 million for the three months ended March 31, 2017, recorded by ATC for these matters representing its estimate of its refund liability. We derived approximately 8.9% and 8.0% of our net income for the three months ended March 31, 2018 and 2017, respectively, from our investment in ATC.

Adoption of Accounting Principles and Recently Issued Accounting Pronouncements

See Footnote 2 of Notes to Consolidated Financial Statements in this Report for discussion of new accounting pronouncements.

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

MGE's electric fuel costs are subject to fuel rules established by the PSCW. The fuel rules require the PSCW and Wisconsin utilities to defer electric fuel-related costs that fall outside a symmetrical cost tolerance band. Any over/under recovery of the actual costs in a year outside of the symmetrical cost tolerance band is determined in the following year and is then reflected in future billings to electric retail customers. Under the electric fuel rules, MGE is required to defer the benefit of lower costs if the actual electric fuel costs fall outside the lower end of the range and is required to defer costs, less any excess revenues, if the actual electric fuel costs exceed the upper end of the range. Excess revenues are defined as revenues in the year in question that provide MGE with a greater return on common equity than authorized by the PSCW in MGE's latest rate order. The range is defined by the PSCW and has been modified throughout the years based on market conditions and other relevant factors. Currently, MGE is subject to a plus or minus 2% range. MGE assumes the risks and benefits of variances that are within the cost tolerance band. For 2018, fuel and purchased power costs included in MGE's fuel monitoring level rates are $102.4 million. See Footnote 10.b. of the Notes to Consolidated Financial Statements in this Report for additional information.

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

MGE has financial gas and electric commodity contracts to hedge commodity price risk in the gas and electric utility segments. These contracts are primarily comprised of exchange-traded option and future contracts. MGE also holds financial transmission rights (FTRs), which are used to hedge the risk of increased transmission congestion charges. At March 31, 2018, the fair value of these instruments exceeded their cost basis by $0.1 million. Under the PGA clause and electric fuel rules, MGE may include the costs and benefits of the aforementioned fuel price risk management tools in the costs of fuel (natural gas or power). Because these costs/benefits are recoverable, the related unrealized loss/gain has been deferred on the consolidated balance sheets as a regulatory asset/liability.

MGE has also entered into a purchased power agreement that provides MGE with firm capacity and energy that began on June 1, 2012, and ends on May 31, 2022 (the "base term"). The agreement also allows MGE an option to extend the contract after the base term. The agreement is considered a derivative contract and is recognized at its fair value on the consolidated balance sheets. However, the derivative qualifies for regulatory deferral and is recognized with a corresponding regulatory asset or liability depending on whether the fair value is in a loss or gain position. The fair value of the contract at March 31, 2018, reflects a loss position of $41.3 million.

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

Additionally, if a counterparty were to default and MGE were to liquidate all contracts with that entity, MGE's credit loss would include the loss in value of mark-to-market contracts; the amount owed for settled transactions; and additional payments, if any, to settle unrealized losses on accrual contracts. As of March 31, 2018, no counterparties have defaulted.

MGE is obligated to provide service to all electric and gas customers within its respective franchised territories. MGE's franchised electric territory includes a 316 square-mile area in Dane County, Wisconsin, and MGE's franchised gas territory includes a service area covering 1,682 square miles in Wisconsin. Based on results for the year ended December 31, 2017, no one customer constituted more than 10% of total operating revenues for MGE Energy and MGE. Credit risk for electric and gas is managed by MGE's credit and collection policies, which are consistent with state regulatory requirements.

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

Item 4. Controls and Procedures.

During the first quarter of 2018, each registrant's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to that registrant, including its subsidiaries, is accumulated and made known to that registrant's management, including these officers, by other employees of that registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, MGE Energy does not control or manage certain of its unconsolidated entities and thus, its access and ability to apply its procedures to those entities is more limited than is the case for its consolidated subsidiaries.

As of March 31, 2018, each registrant's principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective. Each registrant intends to strive continually to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

During the quarter ended March 31, 2018, there were no changes in either registrant's internal controls over financial reporting that materially affected, or are reasonably likely to affect materially, that registrant's internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

MGE Energy and MGE

MGE Energy and its subsidiaries, including MGE, from time to time are involved in various legal proceedings that are handled and defended in the ordinary course of business.

See Footnote 9.a. and 9.b. of Notes to Consolidated Financial Statements in this Report for more information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs*
January 1-31, 2018	8,826	$59.85	-	-
February 1-28, 2018	9,411	55.59	-	-
March 1-31, 2018	60,489	58.18	-	-
Total	78,726	$58.06	-	-

*Under the MGE Energy, Inc. Direct Stock Purchase and Dividend Reinvestment Plan (Stock Plan), common stock shares deliverable to plan participants may be either newly issued shares or shares purchased on the open market, as determined from time to time by MGE Energy. MGE Energy's transfer agent uses open market purchases to provide shares to meet obligations to participants in the Stock Plan. The shares are purchased on the open market through the transfer agent's securities broker-dealer and then are reissued under the Stock Plan as needed to meet share delivery requirements. The volume and timing of share repurchases in the open market depends upon the level of dividend reinvestment and optional share purchases being made from time to time by plan participants. As a result, there is no specified maximum number of shares to be repurchased and no specified termination date for the repurchases. All shares issued through the Stock Plan, whether newly issued or reissued following open market purchases, are issued and sold pursuant to a registration statement that was filed with the SEC and is currently effective.

Item 4. Mine Safety Disclosures.

Not applicable to MGE Energy and MGE.

Item 6. Exhibits.

Ex. No.	Exhibit Description
4.2*	Supplemental Indenture dated as of February 1, 1993, to aforementioned Indenture of Mortgage and Deed of Trust.

10.4*	Joint Power Supply Agreement with Wisconsin Power and Light Company and Wisconsin Public Service Corporation.

12.1*	Statements regarding computation of ratio of earnings to fixed charges for MGE Energy, Inc.

12.2*	Statements regarding computation of ratio of earnings to fixed charges for Madison Gas and Electric Company.

31.1*	Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 filed by Jeffrey M. Keebler for MGE Energy, Inc.

31.2*	Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 filed by Jeffrey C. Newman for MGE Energy, Inc.

31.3*	Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 filed by Jeffrey M. Keebler for Madison Gas and Electric Company

31.4*	Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 filed by Jeffrey C. Newman for Madison Gas and Electric Company

32.1**	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) filed by Jeffrey M. Keebler for MGE Energy, Inc.

32.2**	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) filed by Jeffrey C. Newman for MGE Energy, Inc.

32.3**	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) filed by Jeffrey M. Keebler for Madison Gas and Electric Company

32.4**	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) filed by Jeffrey C. Newman for Madison Gas and Electric Company

101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

*	Filed herewith.
**	Furnished herewith.

Signatures - MGE Energy, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MGE ENERGY, INC.

Date: May 8, 2018	/s/ Jeffrey M. Keebler
Jeffrey M. Keebler President and Chief Executive Officer (Duly Authorized Officer)

Date: May 8, 2018	/s/ Jeffrey C. Newman
Jeffrey C. Newman Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Chief Financial and Accounting Officer)

Signatures - Madison Gas and Electric Company

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MADISON GAS AND ELECTRIC COMPANY

Date: May 8, 2018	/s/ Jeffrey M. Keebler
Jeffrey M. Keebler President and Chief Executive Officer (Duly Authorized Officer)

Date: May 8, 2018	/s/ Jeffrey C. Newman
Jeffrey C. Newman Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Chief Financial and Accounting Officer)

