Form 10-Q
period 2018-06-30
MGE ENERGY INC; MADISON GAS & ELECTRIC CO
filed 2018-08-07
CIK 1161728, 61339

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:

June 30, 2018

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

Number of Shares Outstanding of Each Class of Common Stock as of July 31, 2018
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

36

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

51

Item 4. Controls and Procedures.

53

PART II. OTHER INFORMATION.

54

Item 1. Legal Proceedings.

54

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

54

Item 4. Mine Safety Disclosures.

54

Item 6. Exhibits.

55

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

Definitions, Abbreviations, and Acronyms Used in the Text and Notes of this Report

Abbreviations, acronyms, and definitions used in the text and notes of this report are defined below.

MGE Energy and Subsidiaries:

CWDC	Central Wisconsin Development Corporation
MAGAEL	MAGAEL, LLC
MGE	Madison Gas and Electric Company
MGE Energy	MGE Energy, Inc.
MGE Power	MGE Power, LLC
MGE Power Elm Road	MGE Power Elm Road, LLC
MGE Power West Campus	MGE Power West Campus, LLC
MGE Services	MGE Services, LLC
MGE State Energy Services	MGE State Energy Services, LLC
MGE Transco	MGE Transco Investment, LLC
MGEE Transco	MGEE Transco, LLC

Other Defined Terms:

AFUDC	Allowance for Funds Used During Construction
ANPR	Advance Notice of Public Rulemaking
ARO	Asset Retirement Obligation
ASU	Accounting Standard Update
ATC	American Transmission Company LLC
ATC Holdco	ATC Holdco, LLC
Blount	Blount Station
CAVR	Clean Air Visibility Rule
CCR	Coal Combustion Residual
CNG	Compressed Natural Gas
codification	Financial Accounting Standards Board Accounting Standards Codification
Columbia	Columbia Energy Center
cooling degree days	Measure of the extent to which the average daily temperature is above 65 degrees Fahrenheit, which is considered an indicator of possible increased demand for energy to provide cooling
CPP	Clean Power Plan
CSAPR	Cross-State Air Pollution Rule
Dth	Dekatherms, a quantity measure used in respect of natural gas
EGUs	Electric Generating Units
electric margin	Electric revenues less fuel for electric generation and purchase power costs, a non-GAAP measure
Elm Road Units	Elm Road Generating Station
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Forward Wind	Forward Wind Energy Center
FTR	Financial Transmission Rights
GAAP	Generally Accepted Accounting Principles
gas margin	Gas revenues less cost of gas sold, a non-GAAP measure
GHG	Greenhouse Gas
heating degree days (HDD)	Measure of the extent to which the average daily temperature is below 65 degrees Fahrenheit, which is considered an indicator of possible increased demand for energy to provide heating
IRS	Internal Revenue Service
kWh	Kilowatt-hour, a measure of electric energy produced

MISO	Midcontinent Independent System Operator (a regional transmission organization)
MW	Megawatt, a measure of electric energy generating capacity
MWh	Megawatt-hour, a measure of electric energy produced
NAAQS	National Ambient Air Quality Standards
NOx	Nitrogen Oxides
PGA	Purchased Gas Adjustment clause, a regulatory mechanism used to reconcile natural gas costs recovered in rates to actual costs
PPA	Purchased Power Agreement
PSCW	Public Service Commission of Wisconsin
Riverside	Riverside Energy Center
ROE	Return on Equity
SCR	Selective Catalytic Reduction
SEC	Securities and Exchange Commission
SO2	Sulfur Dioxide
Stock Plan	Direct Stock Purchase and Dividend Reinvestment Plan of MGE Energy
Tax Act	Tax Cuts and Jobs Act
UW	University of Wisconsin at Madison
VIE	Variable Interest Entity
WCCF	West Campus Cogeneration Facility
WEPCO	Wisconsin Electric Power Company, a subsidiary of WEC Energy Group, Inc.
working capital	Current assets less current liabilities
WPL	Wisconsin Power and Light Company, a subsidiary of Alliant Energy Corporation
XBRL	eXtensible Business Reporting Language

Item 1. Financial Statements.

MGE Energy, Inc.
Consolidated Statements of Income (unaudited)
(In thousands, except per-share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Operating Revenues:
Electric revenues	$99,282	$102,382	$194,149	$200,779
Gas revenues	24,980	24,081	87,745	82,507
Total Operating Revenues	124,262	126,463	281,894	283,286

Operating Expenses:
Fuel for electric generation	15,251	11,910	27,151	24,109
Purchased power	12,979	16,720	30,012	32,074
Cost of gas sold	9,562	9,231	49,188	45,015
Other operations and maintenance	43,453	44,880	87,846	88,644
Depreciation and amortization	13,872	13,275	27,495	26,234
Other general taxes	4,914	4,852	9,783	9,779
Total Operating Expenses	100,031	100,868	231,475	225,855
Operating Income	24,231	25,595	50,419	57,431

Other income, net	4,731	3,570	9,650	7,095
Interest expense, net	(4,783)	(4,886)	(9,522)	(9,780)
Income before income taxes	24,179	24,279	50,547	54,746
Income tax provision	(5,828)	(8,736)	(12,195)	(19,903)
Net Income	$18,351	$15,543	$38,352	$34,843

Earnings Per Share of Common Stock
(basic and diluted)	$0.53	$0.45	$1.11	$1.01

Dividends per share of common stock	$0.323	$0.308	$0.645	$0.615

Weighted Average Shares Outstanding
(basic and diluted)	34,668	34,668	34,668	34,668

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.
Consolidated Statements of Comprehensive Income (unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net Income	$18,351	$15,543	$38,352	$34,843
Other comprehensive income, net of tax:
Unrealized gain on available-for-sale
securities, net of tax ($- and ($21), and $- and
($86), respectively)	-	32	-	129
Comprehensive Income	$18,351	$15,575	$38,352	$34,972

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2018	2017
Operating Activities:
Net income	$38,352	$34,843
Items not affecting cash:
Depreciation and amortization	27,495	26,234
Deferred income taxes	(664)	1,037
Provision for doubtful receivables	354	367
Employee benefit plan (credit) cost	(1,076)	727
Equity earnings in ATC	(4,441)	(5,094)
Other items	160	778
Changes in working capital items:
Decrease in current assets	29,120	20,595
Decrease in current liabilities	(1,333)	(11,516)
Dividends from ATC	3,905	4,072
Cash contributions to pension and other postretirement plans	(2,640)	(8,284)
Other noncurrent items, net	2,386	3,257
Cash Provided by Operating Activities	91,618	67,016

Investing Activities:
Capital expenditures	(100,389)	(42,169)
Capital contributions to investments	(3,280)	(5,557)
Other	598	852
Cash Used for Investing Activities	(103,071)	(46,874)

Financing Activities:
Cash dividends paid on common stock	(22,361)	(21,321)
Repayment of long-term debt	(2,213)	(32,167)
Issuance of long-term debt	-	40,000
Proceeds from short-term debt	24,200	-
Other	-	(317)
Cash Used for Financing Activities	(374)	(13,805)

Change in cash, cash equivalents, and restricted cash	(11,827)	6,337
Cash, cash equivalents, and restricted cash at beginning of period	112,094	101,633
Cash, cash equivalents, and restricted cash at end of period	$100,267	$107,970

Supplemental disclosures of cash flow information:
Significant noncash investing activities:
Accrued capital expenditures	$6,467	$8,450

The accompanying notes are an integral part of the unaudited consolidated financial statements.

MGE Energy, Inc.
Consolidated Balance Sheets (unaudited)
(In thousands)
	June 30,	December 31,
ASSETS	2018	2017
Current Assets:
Cash and cash equivalents	$95,579	$107,952
Accounts receivable, less reserves of $2,434 and $2,840, respectively	35,473	42,299
Other accounts receivable, less reserves of $588 and $335, respectively	7,808	9,440
Unbilled revenues	24,031	31,400
Materials and supplies, at average cost	24,595	22,614
Fuel for electric generation, at average cost	9,451	8,256
Stored natural gas, at average cost	7,763	12,923
Prepaid taxes	16,042	26,535
Regulatory assets - current	7,462	7,888
Assets held for sale	1,392	8,817
Other current assets	12,714	12,507
Total Current Assets	242,310	290,631
Other long-term receivables	4,188	4,788
Regulatory assets	137,267	142,567
Pension and other postretirement benefit asset	11,956	7,336
Other deferred assets and other	5,379	731
Property, Plant, and Equipment:
Property, plant, and equipment, net	1,345,255	1,283,313
Construction work in progress	75,007	58,044
Total Property, Plant, and Equipment	1,420,262	1,341,357
Investments	72,083	67,772
Total Assets	$1,893,445	$1,855,182

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$4,502	$24,452
Short-term debt	28,200	4,000
Accounts payable	37,498	47,645
Accrued interest and taxes	5,350	5,602
Accrued payroll related items	10,449	12,244
Regulatory liabilities - current	9,110	5,633
Derivative liabilities	8,860	8,180
Other current liabilities	14,457	18,758
Total Current Liabilities	118,426	126,514
Other Credits:
Deferred income taxes	226,300	225,130
Investment tax credit - deferred	868	918
Regulatory liabilities	166,316	154,153
Accrued pension and other postretirement benefits	69,249	69,088
Derivative liabilities	29,890	33,990
Other deferred liabilities and other	72,120	69,041
Total Other Credits	564,743	552,320
Capitalization:
Common shareholders' equity	794,178	778,187
Long-term debt	416,098	398,161
Total Capitalization	1,210,276	1,176,348
Commitments and contingencies (see Footnote 9)
Total Liabilities and Capitalization	$1,893,445	$1,855,182

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.
Consolidated Statements of Common Equity (unaudited)
(In thousands, except per-share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income/(Loss)	Total
2017
Beginning balance - December 31, 2016	34,668	$34,668	$316,268	$372,950	$202	$724,088
Net income				34,843		34,843
Other comprehensive income					129	129
Common stock dividends declared
($0.615 per share)				(21,321)		(21,321)
Ending balance - June 30, 2017	34,668	$34,668	$316,268	$386,472	$331	$737,739

2018
Beginning balance - December 31, 2017	34,668	$34,668	$316,268	$426,874	$377	$778,187
Cumulative effect of new accounting principle				377	(377)	-
Beginning balance - adjusted				427,251	-	778,187
Net income				38,352		38,352
Common stock dividends declared
($0.645 per share)				(22,361)		(22,361)
Ending balance - June 30, 2018	34,668	$34,668	$316,268	$443,242	$-	$794,178

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company
Consolidated Statements of Income (unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,

	2018	2017	2018	2017
Operating Revenues:
Electric revenues	$99,282	$102,382	$194,149	$200,783
Gas revenues	24,980	24,080	87,745	82,515
Total Operating Revenues	124,262	126,462	281,894	283,298

Operating Expenses:
Fuel for electric generation	15,251	11,910	27,151	24,111
Purchased power	12,979	16,720	30,012	32,076
Cost of gas sold	9,562	9,230	49,188	45,023
Other operations and maintenance	43,001	44,663	87,188	88,058
Depreciation and amortization	13,872	13,275	27,495	26,234
Other general taxes	4,914	4,852	9,783	9,779
Income tax provision	5,129	7,756	10,653	18,021
Total Operating Expenses	104,708	108,406	241,470	243,302
Operating Income	19,554	18,056	40,424	39,996

Other Income and Deductions:
AFUDC - equity funds	664	294	1,259	565
Income tax provision	(92)	(47)	(149)	(91)
Other income, net	1,650	845	3,552	1,843
Total Other Income and Deductions	2,222	1,092	4,662	2,317
Income before interest expense	21,776	19,148	45,086	42,313

Interest Expense:
Interest on long-term debt	5,191	5,013	10,397	10,056
Other interest, net	206	65	255	96
AFUDC - borrowed funds	(224)	(80)	(425)	(172)
Net Interest Expense	5,173	4,998	10,227	9,980
Net Income	$16,603	$14,150	$34,859	$32,333
Less: Net Income Attributable to Noncontrolling
Interest, net of tax	(5,505)	(5,396)	(11,311)	(10,785)
Net Income Attributable to MGE	$11,098	$8,754	$23,548	$21,548

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company
Consolidated Statements of Comprehensive Income (unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net Income	$16,603	$14,150	$34,859	$32,333
Other comprehensive income, net of tax:
Unrealized loss on available-for-sale
securities, net of tax ($- and $17, and $- and
$21, respectively)	-	(25)	-	(31)
Comprehensive Income	$16,603	$14,125	$34,859	$32,302
Less: Comprehensive Income Attributable to
Noncontrolling Interest, net of tax	(5,505)	(5,396)	(11,311)	(10,785)
Comprehensive Income Attributable to MGE	$11,098	$8,729	$23,548	$21,517

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2018	2017
Operating Activities:
Net income	$34,859	$32,333
Items not affecting cash:
Depreciation and amortization	27,495	26,234
Deferred income taxes	(2,574)	(149)
Provision for doubtful receivables	354	367
Employee benefit plan (credit) cost	(1,076)	727
Other items	707	969
Changes in working capital items:
Decrease in current assets	28,686	19,702
Increase (decrease) in current liabilities	1,943	(11,021)
Cash contributions to pension and other postretirement plans	(2,640)	(8,284)
Other noncurrent items, net	2,293	3,141
Cash Provided by Operating Activities	90,047	64,019

Investing Activities:
Capital expenditures	(100,389)	(42,169)
Other	(422)	65
Cash Used for Investing Activities	(100,811)	(42,104)

Financing Activities:
Cash dividends paid to parent by MGE	-	(25,000)
Distributions to parent from noncontrolling interest	(13,500)	(10,000)
Repayment of long-term debt	(2,213)	(32,167)
Issuance of long-term debt	-	40,000
Proceeds from short-term debt	24,200	-
Other	-	(305)
Cash Provided by (Used for) Financing Activities	8,487	(27,472)

Change in cash, cash equivalents, and restricted cash	(2,277)	(5,557)
Cash, cash equivalents, and restricted cash at beginning of period	10,093	16,442
Cash, cash equivalents, and restricted cash at end of period	$7,816	$10,885

Supplemental disclosures of cash flow information:
Significant noncash investing activities:
Accrued capital expenditures	$6,467	$8,450

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Madison Gas and Electric Company
Consolidated Balance Sheets (unaudited)
(In thousands)
	June 30,	December 31,
ASSETS	2018	2017
Current Assets:
Cash and cash equivalents	$3,128	$5,951
Accounts receivable, less reserves of $2,434 and $2,840, respectively	35,473	42,299
Affiliate receivables	592	668
Other accounts receivable, less reserves of $588 and $335, respectively	6,297	6,984
Unbilled revenues	24,031	31,400
Materials and supplies, at average cost	24,595	22,614
Fuel for electric generation, at average cost	9,451	8,256
Stored natural gas, at average cost	7,763	12,923
Prepaid taxes	15,073	25,073
Regulatory assets - current	7,462	7,888
Assets held for sale	1,392	8,817
Other current assets	12,709	12,484
Total Current Assets	147,966	185,357
Affiliate receivable long-term	3,442	3,707
Regulatory assets	137,267	142,567
Pension and other postretirement benefit asset	11,956	7,336
Other deferred assets and other	7,558	3,280
Property, Plant, and Equipment:
Property, plant, and equipment, net	1,345,283	1,283,341
Construction work in progress	75,007	58,044
Total Property, Plant, and Equipment	1,420,290	1,341,385
Investments	422	409
Total Assets	$1,728,901	$1,684,041

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$4,502	$24,452
Short-term debt	28,200	4,000
Accounts payable	37,498	47,614
Accrued interest and taxes	6,551	5,558
Accrued payroll related items	10,449	12,244
Regulatory liabilities - current	9,110	5,633
Derivative liabilities	8,860	8,180
Other current liabilities	14,448	16,749
Total Current Liabilities	119,618	124,430
Other Credits:
Deferred income taxes	200,609	201,486
Investment tax credit - deferred	868	918
Regulatory liabilities	166,316	154,153
Accrued pension and other postretirement benefits	69,249	69,088
Derivative liabilities	29,890	33,990
Other deferred liabilities and other	72,120	69,041
Total Other Credits	539,052	528,676
Capitalization:
Common shareholder's equity	515,420	491,872
Noncontrolling interest	138,713	140,902
Total Equity	654,133	632,774
Long-term debt	416,098	398,161
Total Capitalization	1,070,231	1,030,935
Commitments and contingencies (see Footnote 9)
Total Liabilities and Capitalization	$1,728,901	$1,684,041

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company
Consolidated Statements of Equity (unaudited)
(In thousands)
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling
	Shares	Value	Capital	Earnings	Income/(Loss)	Interest	Total
2017
Beginning balance - Dec. 31, 2016	17,348	$17,348	$192,417	$277,300	$19	$115,665	$602,749
Net income				21,548		10,785	32,333
Other comprehensive loss					(31)		(31)
Cash dividends paid to parent
by MGE				(25,000)			(25,000)
Distributions to parent from
noncontrolling interest						(10,000)	(10,000)
Ending balance - June 30, 2017	17,348	$17,348	$192,417	$273,848	$(12)	$116,450	$600,051

2018
Beginning balance - Dec. 31, 2017	17,348	$17,348	$192,417	$282,135	$(28)	$140,902	$632,774
Cumulative effect of new accounting principle				(28)	28		-
Beginning balance - adjusted				282,107	-		632,774
Net income				23,548		11,311	34,859
Distributions to parent from
noncontrolling interest						(13,500)	(13,500)
Ending balance - June 30, 2018	17,348	$17,348	$192,417	$305,655	$-	$138,713	$654,133

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc., and Madison Gas and Electric Company

Notes to Consolidated Financial Statements (unaudited)

June 30, 2018

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

The accompanying consolidated financial statements as of June 30, 2018, and for the three and six months ended, are unaudited, but include all adjustments that MGE Energy and MGE management consider necessary for a fair statement of their respective financial statements. All adjustments are of a normal, recurring nature except as otherwise disclosed. The year-end consolidated balance sheet information was derived from the audited balance sheet appearing in the 2017 Annual Report on Form 10-K but does not include all disclosures required by accounting principles generally accepted in the United States of America. These notes should be read in conjunction with the financial statements and the notes on pages 54 through 103 of the 2017 Annual Report on Form 10-K.

b.

Cash, Cash Equivalents, and Restricted Cash – MGE Energy and MGE.

The following table presents the components of total cash, cash equivalents, and restricted cash on the consolidated balance sheets.

	MGE Energy		MGE
	June 30,	December 31,	June 30,	December 31,
(In thousands)	2018	2017	2018	2017
Cash and cash equivalents	$95,579	$107,952	$3,128	$5,951
Restricted cash	3,516	1,635	3,516	1,635
Receivable - margin account	1,172	2,507	1,172	2,507
Cash, cash equivalents, and restricted cash	$100,267	$112,094	$7,816	$10,093

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

Six Months Ended
(In thousands)	June 30, 2017
Cash provided by operating activities	$(694)
Cash used for investing activities	74
Change in cash, cash equivalents, and restricted cash	(620)
Cash, cash equivalents, and restricted cash at beginning of period	5,674
Cash, cash equivalents, and restricted cash at end of period	$5,054

2.

New Accounting Standards - MGE Energy and MGE.

a.

Recently Adopted

Revenue from Contracts with Customers.

The FASB issued authoritative guidance within the codification's Revenue Recognition topic that provides guidance on the recognition, measurement, and disclosure of revenue from contracts with customers. The new standard establishes a five-step model for recognizing and measuring revenue from contracts with customers and replaces existing guidance on revenue recognition. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services.

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

Financial Instruments.

In January 2016, the FASB issued authoritative guidance within the codification's Financial Instruments topic that provides guidance on the recognition and measurement of financial instruments. This authoritative guidance became effective January 1, 2018, and required equity investments to be measured at fair value with changes in fair value recognized in net income rather than in other comprehensive income. As a result of this guidance, MGE Energy and MGE will no longer have other comprehensive income related to equity investments. This standard was applied using a modified retrospective approach, with a cumulative effect adjustment recorded to opening retained earnings as of the beginning of the fiscal year of adoption. As of January 1, 2018, MGE Energy recorded a $0.4 million increase in retained earnings and a corresponding decrease in accumulated other comprehensive income, and MGE recorded less than a $0.1 million decrease in retained earnings and a corresponding increase in accumulated other comprehensive income, related to equity investments within the scope of this standard.

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

Pension and Other Postretirement Benefits.

In March 2017, the FASB issued authoritative guidance within the codification's Compensation – Retirement Benefits topic that provides guidance on the presentation of net periodic pension cost and net periodic postretirement benefit cost (together, net benefit cost). This authoritative guidance became effective January 1, 2018. Under the new guidance, the service cost component of net benefit cost is required to be recorded in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside of income from operations. A practical expedient within the standard permits an employer to use the amounts disclosed in its pension and other postretirement benefit plan footnote for prior comparative periods as the estimation basis for applying the retrospective presentation requirements. MGE Energy and MGE have elected to apply the practical expedient. Upon the effective date, MGE Energy and MGE changed the presentation of net benefit cost on the consolidated statements of income to reflect the new accounting guidance retrospectively to all periods presented. For both MGE Energy and MGE, "Other operations and maintenance expense" increased and "Other income, net" increased $0.9 million and $2.0 million for the three and six months ended June 30, 2017, respectively. The standard also only allows the service cost component to be eligible for capitalization prospectively from the effective date of the pronouncement (whereas under previous GAAP, all components of net benefit cost were eligible for capitalization). See Footnote 6 for further information.

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

16

3.

Revenue - MGE Energy and MGE.

Revenues disaggregated by revenue source were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30,		June 30,
Electric revenues	2018	2017	2018	2017
Residential	$32,217	$31,634	$65,476	$64,987
Commercial(a)	50,174	54,721	97,626	104,885
Industrial	4,630	4,516	7,525	8,731
Other-retail/municipal	8,527	9,661	16,814	18,682
Total retail	95,548	100,532	187,441	197,285
Sales to the market	2,795	1,050	4,829	2,022
Other revenues	454	562	924	991
Adjustments to revenues	270	162	264	332
Total electric revenues	99,067	102,306	193,458	200,630

Gas revenues
Residential	15,620	15,140	52,171	49,043
Commercial/Industrial(a)	8,206	7,842	33,158	30,890
Total retail	23,826	22,982	85,329	79,933
Gas transportation	1,053	991	2,189	2,341
Other revenues	101	108	227	233
Total gas revenues	24,980	24,081	87,745	82,507

Non-regulated energy revenues	215	76	691	149
Total Operating Revenue(a)	$124,262	$126,463	281,894	$283,286

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

MGE received a PSCW order in January 2018 to defer the over-collection of income tax expense collected in customer rates as a result of the Tax Cuts and Jobs Act (the Tax Act) reduction in the income tax rate to 21 percent. See Footnote 5 for further information.

MGE has other cost recovery mechanisms, any over-collection of the difference between actual costs incurred and the amount of costs collected from customers is recorded as a reduction of revenue in the period incurred.

Sales to the Market

Sales to the market include energy charges, capacity or demand charges, and ancillary charges represented by wholesale sales of electricity made to third parties who are not ultimate users of the electricity. Most of these sales are spot market transactions on the markets operated by MISO. Each transaction is considered a performance obligation and revenue is recognized in the period in which energy charges, capacity or demand charges, and ancillary services are sold into MISO. MGE reports on a net basis, transactions on the MISO markets in which it buys and sells power within the same hour to meet electric energy delivery requirements.

Transportation of Gas

MGE has contracts under which MGE provides gas transportation services to customers whom have elected to purchase gas from a third party and have the gas delivered via pipelines within MGE's service territory. Revenue is recognized as service is rendered or gas is delivered to customers. Tariffs are approved by the PSCW through a rate order and provide gas transportation customers with the standard terms and conditions, including pricing terms.

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

At June 30, 2018, and December 31, 2017, MGE Transco held a 3.6% ownership interest in ATC. At June 30, 2018, and December 31, 2017, MGEE Transco held a 4.4% ownership interest in ATC Holdco.

MGE Transco and MGEE Transco have accounted for their investment in ATC and ATC Holdco, respectively, under the equity method of accounting. Equity earnings from investments are recorded as "Other income" on MGE Energy's consolidated statements of income. For the three and six months ended June 30, 2018 and 2017, MGE Transco recorded the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2018	2017	2018	2017
Equity earnings from investment in ATC	$1,990	$2,486	$4,441	$5,094
Dividends from ATC(a)	2,959	2,000	2,959	2,000
Capital contributions to ATC	1,065	888	1,775	2,308

(a)

MGE Transco recorded a $2.3 million and $2.1 million dividend receivable from ATC as of December 31, 2017 and 2016, respectively. A cash dividend was received in January of each of the proceeding years. MGE Transco recorded a $1.4 million dividend receivable from ATC as of June 30, 2018. A cash dividend was received in July 2018.

ATC Holdco was formed in December 2016. In the near term, it is expected that ATC Holdco will be pursuing transmission development opportunities that typically have long development and investment lead times before becoming operational. During the three and six months ended June 30, 2018, MGEE Transco recorded capital contributions of $0.1 million and $0.2 million, respectively, to ATC Holdco compared to $0.5 million and $0.7 million for the comparable periods in 2017.

In July 2018, MGE Transco made a $0.5 million capital contribution to ATC and MGEE Transco made a $0.1 million contribution to ATC Holdco.

ATC's summarized financial data for the three and six months ended June 30, 2018 and 2017, is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2018	2017	2018	2017
Operating revenues	$165,506	$176,610	$330,935	$351,279
Operating expenses	(91,474)	(82,974)	(176,367)	(165,670)
Other income, net	1,520	1,088	1,631	1,771
Interest expense, net	(26,895)	(26,466)	(54,657)	(53,250)
Earnings before members' income taxes	$48,657	$68,258	$101,542	$134,130

MGE receives transmission and other related services from ATC. During the three and six months ended June 30, 2018, MGE recorded $7.2 million and $14.4 million, respectively, for transmission services received compared to $7.3 million and $14.6 million for the comparable periods in 2017. MGE also provides a variety of operational, maintenance, and project management services for ATC, which is reimbursed by ATC. As of June 30, 2018, and December 31, 2017, MGE had a receivable due from ATC of $0.1 million and $0.2 million, respectively.

5.

Taxes - MGE Energy and MGE.

Effective Tax Rate.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act. The Tax Act makes broad and complex changes to the U.S. tax code, including the reduction in the U.S. federal corporate tax rate from 35 percent to 21 percent, effective January 1, 2018. MGE Energy and MGE recorded a provisional decrease in deferred tax assets and deferred tax liabilities as of December 31, 2017. In accordance with Staff Accounting Bulletin 118, any subsequent adjustment to these amounts will be recorded in the quarter of 2018 when the analysis is complete. No adjustments have been recorded in the first half of 2018. Beginning January 1, 2018, MGE began amortization of the regulated utility excess deferred taxes recognized using a normalization method of accounting. For the three and six months ended June 30, 2018, MGE recognized $0.6 million and $1.2 million, respectively, of excess deferred taxes as a reduction of revenue and a corresponding increase in a regulatory liability. The amount and timing of the cash impacts will depend on the period over which certain income tax benefits are provided to customers, which will be determined by the PSCW.

Customer rates approved for 2018 reflect an income tax rate of 35 percent. In January 2018, the PSCW issued an order directing Wisconsin investor-owned utilities to defer the over-collection of income tax expense as a result of the decrease in tax rate to 21 percent. The PSCW issued an order in May 2018 to return to customers the estimated 2018 over-collection of income tax expense. The decision includes a one-time bill credit on customer bills to reflect the estimate of the over-collection for January through June 2018. A monthly volumetric bill credit will begin in July 2018 and continue through the remainder of 2018 for the estimated remaining annual amount. In June 2018, customers received a $4.1 million bill credit. Any over/under recovery of the actual costs will be subject to the PSCW's review in a future rate case. As of June 30, 2018, MGE has deferred $1.7 million as a regulatory liability and recorded a corresponding reduction in operating revenues for over-collection of income tax expense (net of customer bill credits).

The consolidated income tax provision differs from the amount computed by applying the statutory federal income tax rate to income before income taxes, as follows:

	MGE Energy		MGE
Three Months Ended June 30,	2018	2017	2018	2017
Statutory federal income tax rate	21.0%	35.0%	21.0%	35.0%
State income taxes, net of federal benefit	6.3%	5.2%	6.2%	5.1%
Amortized investment tax credits	(0.1)%	(0.3)%	(0.1)%	(0.4)%
Credit for electricity from wind energy	(0.4)%	(1.5)%	(0.4)%	(1.6)%
Domestic manufacturing deduction	-%	(1.9)%	-%	(2.0)%
AFUDC equity, net	(1.1)%	(0.3)%	(1.1)%	(0.3)%
Amortization of utility excess deferred tax - tax reform(a)	(1.9)%	-%	(1.9)%	(0.1)%
Other, net, individually insignificant	0.3%	(0.2)%	0.2%	(0.2)%
Effective income tax rate	24.1%	36.0%	23.9%	35.5%

	MGE Energy		MGE
Six Months Ended June 30,	2018	2017	2018	2017
Statutory federal income tax rate	21.0%	35.0%	21.0%	35.0%
State income taxes, net of federal benefit	6.3%	5.2%	6.2%	5.1%
Amortized investment tax credits	(0.1)%	(0.3)%	(0.1)%	(0.4)%
Credit for electricity from wind energy	(0.3)%	(1.4)%	(0.3)%	(1.6)%
Domestic manufacturing deduction	-%	(1.7)%	-%	(1.8)%
AFUDC equity, net	(0.9)%	(0.3)%	(1.0)%	(0.3)%
Amortization of utility excess deferred tax - tax reform(a)	(1.9)%	-%	(2.1)%	-%
Other, net, individually insignificant	-%	(0.1)%	-%	(0.1)%
Effective income tax rate	24.1%	36.4%	23.7%	35.9%

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

The following table presents the components of net periodic benefit costs recognized for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2018	2017	2018	2017
Pension Benefits
Components of net periodic benefit cost:
Service cost	$1,404	$1,360	$2,861	$2,692
Interest cost	3,222	3,194	6,430	6,313
Expected return on assets	(6,552)	(5,740)	(13,120)	(11,482)
Amortization of:
Prior service credit	(11)	(4)	(22)	(8)
Actuarial loss	1,341	1,711	2,639	3,175
Net periodic benefit (credit) cost	$(596)	$521	$(1,212)	$690

Postretirement Benefits
Components of net periodic benefit cost:
Service cost	$310	$423	$642	$629
Interest cost	648	912	1,306	1,356
Expected return on assets	(814)	(971)	(1,616)	(1,443)
Amortization of:
Transition obligation	-	1	1	1
Prior service credit	(667)	(898)	(1,334)	(1,334)
Actuarial loss	116	251	244	380
Net periodic benefit (credit) cost	$(407)	$(282)	$(757)	$(411)

7.

Equity and Financing Arrangements - MGE Energy.

a.

Common Stock.

MGE Energy sells shares of its common stock through its Stock Plan. Those shares may be newly issued shares or shares that MGE Energy has purchased in the open market for resale to participants in the Stock Plan. All sales under the Stock Plan are covered by a shelf registration statement that MGE Energy filed with the SEC. For both the three and six months ended June 30, 2018 and 2017, MGE Energy did not issue any new shares of common stock under the Stock Plan.

b.

Dilutive Shares Calculation.

MGE Energy does not have any stock option or stock award programs or any dilutive securities.

c.

Long-term Debt - MGE Energy and MGE.

In July 2018, MGE issued $20 million of new long-term unsecured debt carrying an interest rate of 4.24% per annum over its 35-year term and $20 million of new long-term unsecured debt carrying an interest rate of 4.34% per annum over its 40-year term. MGE has also committed to issue $60 million of new long-term unsecured debt that will carry an interest rate of 4.19% per annum over its 30-year life with funding expected to occur in September 2018. The proceeds of these debt financings will be used to assist with capital expenditures, such as the Saratoga Wind Farm, and to refinance $20 million of long-term debt at its maturity in September 2018. The covenants of this debt are substantially consistent with MGE's existing unsecured long-term debt. In accordance with applicable accounting guidance, MGE has classified the $20 million of maturing unsecured debt as long-term debt on the consolidated balance sheets for the quarter ended June 30, 2018.

8.

Share-Based Compensation - MGE Energy and MGE.

Under MGE Energy's Director Incentive Plan and its Performance Unit Plan, non-employee directors and eligible employees, respectively, may receive performance units that entitle the holder to receive a cash payment equal to the value of a designated number of shares of MGE Energy's common stock, plus dividend equivalent payments thereon, at the end of the performance period set in the award.

In 2018, 5,810 units were granted under the Director Incentive Plan and are subject to a three-year graded vesting schedule, and 17,830 units were granted under the Performance Unit Plan and are subject to a five-year graded vesting schedule. On the grant date, the cost of the director or employee services received in exchange for a performance unit award is measured based on the current market value of MGE Energy common stock. The fair value of the awards is re-measured quarterly, including at June 30, 2018, as required by applicable accounting standards. Changes in fair value as well as the original grant are recognized as compensation cost. Since this amount is re-measured throughout the vesting period, the compensation cost is subject to variability.

For nonretirement eligible employees under the Performance Unit Plan, stock based compensation costs are accrued and recognized using the graded vesting method. Compensation cost for retirement eligible employees or employees that will become retirement eligible during the vesting schedule are recognized on an abridged horizon as retirement eligibility accelerated vesting.

During the three and six months ended June 30, 2018, MGE recorded $0.8 million and $1.0 million, respectively, in compensation expense as a result of awards under the plans compared to $0.2 million and $0.7 million for the comparable periods in 2017. In January 2018, cash payments of $1.6 million were distributed relating to awards that were granted under the plans. No forfeitures of units occurred during the three and six months ended June 30, 2018 and 2017. At June 30, 2018, $5.4 million of outstanding awards are vested, and of this amount, no cash settlements have occurred as cash payments are only made at the end of the period covered by the awards.

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

22

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

The State of Wisconsin has joined a lawsuit filed by several states challenging the EPA's new ozone standard, alleging that the new standard is not attainable and the EPA is not properly considering background levels in setting its ozone attainment levels. The lawsuit is ongoing; however, the significance of the challenge, as it might relate to MGE, is now diminished with the final ozone designations.

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

Purchase Contracts - MGE Energy and MGE.

MGE Energy and MGE have entered into various commodity supply, transportation, and storage contracts to meet their obligations to deliver electricity and natural gas to customers. Management expects to recover these costs in future customer rates. The following table shows future commitments related to purchase contracts as of June 30, 2018:

(In thousands)	2018	2019	2020	2021	2022	Thereafter
Coal(a)	$13,301	$17,831	$5,297	$-	$-	$-
Natural gas supply(b)	11,624	12,587	-	-	-	-
Saratoga wind(c)	1,038	858	2,266	1,775	1,784	4,429
Other	1,772	502	502	502	502	502
	$27,735	$31,778	$8,065	$2,277	$2,286	$4,931

(a)

Total coal commitments for the Columbia and Elm Road Units, including transportation. Fuel procurement for MGE's jointly owned Columbia and Elm Road Units is handled by WPL and WEPCO, respectively, who are the operators of those facilities.

(b)

These commitments include market-based pricing.

(c)

In December 2017, the PSCW authorized construction of a 66MW wind farm, consisting of 33 turbines, located near Saratoga, Iowa. MGE received specific approval to recover 100% AFUDC on the project. As of June 30, 2018, MGE has incurred $42.6 million of capital expenditures. Construction of the project is expected to be completed by the end of 2018, with an estimated capital cost of $108 million.

23

10.

Rate Matters - MGE Energy and MGE.

a.

Rate Proceedings.

In July 2018, MGE filed an application with the PSCW to decrease electric rates and increase gas rates in 2019 and 2020. MGE filed its application through a settlement agreement between MGE and intervening parties in the rate case, subject to PSCW approval. The settlement proposal would decrease electric rates by 1.94% in 2019. This amount is subject to change based on the final outcome of MGE's 2019 Fuel Cost Plan. MGE will maintain this rate level for 2020, with the exception that MGE will file a 2020 Fuel Cost Plan in 2019 and MGE's rates will decrease or increase accordingly. The decrease reflects the ongoing tax impacts of the Tax Act and the addition of lower-cost renewable generation capacity. The settlement proposal would increase gas rates by 1.06% in 2019 and 1.46% in 2020. The requested increase covers infrastructure costs. It also reflects the impacts of the Tax Act. The proposed return on common stock equity for 2019 and 2020 will be 9.8% based on a capital structure consisting of 56.6% common equity in 2019 and 56.1% common equity in 2020.

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

In July 2018, the PSCW issued a preliminary decision in the fuel rules proceedings for MGE to refund $4.2 million of additional fuel savings realized during 2017 to its retail electric customers over a one-month period in the second half of 2018. There was no change to the refund in the fuel rules proceedings from the amount MGE deferred as of December 31, 2017.

As of June 30, 2018, MGE has deferred $5.2 million of 2018 fuel savings. The 2018 fuel savings will be subject to the PSCW's annual review of 2018 fuel costs, expected to be completed in 2019. As of June 30, 2017, MGE had deferred $1.8 million of 2017 fuel savings.

24

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

b.

Notional Amounts.

The gross notional volume of open derivatives is as follows:

	June 30, 2018	December 31, 2017
Commodity derivative contracts	525,570 MWh	552,310 MWh
Commodity derivative contracts	6,002,500 Dth	5,460,000 Dth
FTRs	5,326 MW	2,226 MW
PPA	2,350 MW	2,650 MW

c.

Financial Statement Presentation.

MGE purchases and sells exchange-traded and over-the-counter options, swaps, and future contracts. These arrangements are primarily entered into to help stabilize the price risk associated with gas or power purchases. These transactions are employed by both MGE's gas and electric segments. Additionally, as a result of the firm transmission agreements that MGE holds on electricity transmission paths in the MISO market, MGE holds financial transmission rights (FTRs). An FTR is a financial instrument that entitles the holder to a stream of revenues or charges based on the differences in hourly day-ahead energy prices between two points on the transmission grid. The fair values of these instruments are offset with a corresponding regulatory asset/liability depending on whether they are in a net loss/gain position. Depending on the nature of the instrument, the gain or loss associated with these transactions will be reflected as cost of gas sold, fuel for electric generation, or purchased power expense in the delivery month applicable to the instrument. At June 30, 2018, and December 31, 2017, the fair value of exchange traded derivatives and FTRs exceeded their cost basis by $1.8 million and $0.2 million, respectively.

MGE is a party to a purchased power agreement that provides MGE with firm capacity and energy during a base term from June 1, 2012, through May 31, 2022. The agreement also allows MGE an option to extend the contract after the base term. The agreement is accounted for as a derivative contract and is recognized at its fair value on the consolidated balance sheets. However, the derivative qualifies for regulatory deferral and is recognized with a corresponding regulatory asset or liability depending on whether the fair value is in a loss or gain position. The fair value of the contract at June 30, 2018, and December 31, 2017, reflects a loss position of $38.8 million and $42.2 million, respectively. The actual cost will be recognized in purchased power expense in the month of purchase.

The following table summarizes the fair value of the derivative instruments on the consolidated balance sheets. All derivative instruments in this table are presented on a gross basis and are calculated prior to the netting of instruments with the same counterparty under a master netting agreement as well as the netting of collateral. For financial statement purposes, instruments are netted with the same counterparty under a master netting agreement as well as the netting of collateral. As of June 30, 2018, and December 31, 2017, the receivable margin account balance of $1.2 million and $2.5 million, respectively, is shown net of any collateral posted against derivative positions.

	Derivative	Derivative
(In thousands)	Assets	Liabilities	Balance Sheet Location
June 30, 2018
Commodity derivative contracts(a)	$1,109	$209	Other current assets
Commodity derivative contracts(a)	71	86	Other deferred charges
FTRs	941	-	Other current assets
PPA	N/A	8,860	Derivative liability (current)
PPA	N/A	29,890	Derivative liability (long-term)

December 31, 2017
Commodity derivative contracts(a)	$566	$603	Derivative liability (current)(b)
Commodity derivative contracts(a)	110	190	Derivative liability (long-term)
FTRs	329	-	Other current assets
PPA	N/A	8,180	Derivative liability (current)
PPA	N/A	33,990	Derivative liability (long-term)

(a)

As of December 31, 2017, collateral of $0.1 million was posted against and netted with derivative liability positions on the consolidated balance sheets. No collateral was posted against derivative positions as of June 30, 2018.

(b)

As of December 31, 2017, MGE presented $0.1 million as other current assets on the consolidated balance sheets.

The following tables show the effect of netting arrangements for recognized derivative assets and liabilities that are subject to a master netting arrangement or similar arrangement on the consolidated balance sheets.

Offsetting of Derivative Assets
(In thousands)	Gross Amounts	Gross Amounts Offset in Balance Sheets	Collateral Posted Against Derivative Positions	Net Amount Presented in Balance Sheets
June 30, 2018
Commodity derivative contracts	$1,180	$(295)	$-	$885
FTRs	941	-	-	941

December 31, 2017
Commodity derivative contracts	$676	$(654)	$-	$22
FTRs	329	-	-	329

Offsetting of Derivative Liabilities
(In thousands)	Gross Amounts	Gross Amounts Offset in Balance Sheets	Collateral Posted Against Derivative Positions	Net Amount Presented in Balance Sheets
June 30, 2018
Commodity derivative contracts	$295	$(295)	$-	$-
PPA	38,750	-	-	38,750

December 31, 2017
Commodity derivative contracts	$793	$(654)	$(139)	$-
PPA	42,170	-	-	42,170

The following tables summarize the unrealized and realized gains (losses) related to the derivative instruments on the consolidated balance sheets at June 30, 2018 and 2017, and the consolidated income statements for the three and six months ended June 30, 2018 and 2017.

	2018		2017
(In thousands)	Current and Long-Term Regulatory Asset	Other Current Assets	Current and Long-Term Regulatory Asset	Other Current Assets
Three Months Ended June 30:
Balance at April 1,	$41,241	$319	$48,073	$142
Unrealized gain	(4,027)	-	(1,731)	-
Realized (loss) gain reclassified to a deferred account	(363)	363	(544)	544
Realized gain (loss) reclassified to income statement	73	(42)	(482)	(68)
Balance at June 30,	$36,924	$640	$45,316	$618

Six Months Ended June 30:
Balance at January 1,	$41,958	$806	$49,281	$230
Unrealized gain	(3,899)	-	(2,420)	-
Realized (loss) gain reclassified to a deferred account	(521)	521	(622)	622
Realized loss reclassified to income statement	(614)	(687)	(923)	(234)
Balance at June 30,	$36,924	$640	$45,316	$618

	Realized Losses (Gains)
	2018		2017
(In thousands)	Fuel for Electric Generation/ Purchased Power	Cost of Gas Sold	Fuel for Electric Generation/ Purchased Power	Cost of Gas Sold
Three Months Ended June 30:
Commodity derivative contracts	$(190)	$22	$17	$63
FTRs	(300)	-	(439)	-
PPA	437	-	909	-

Six Months Ended June 30:
Commodity derivative contracts	$184	$637	$402	$209
FTRs	(475)	-	(1,124)	-
PPA	955	-	1,670	-

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

The PPA has a provision that may require MGE to post collateral if MGE's debt rating falls below investment grade (i.e., below BBB-). The amount of collateral that it may be required to post varies from $20.0 million to $40.0 million, depending on MGE's nominated capacity amount. As of June 30, 2018, no collateral is required to be, or has been, posted. Certain counterparties extend MGE a credit limit. If MGE exceeds these limits, the counterparties may require collateral to be posted. As of June 30, 2018, no counterparties were in a net liability position. As of December 31, 2017, certain counterparties were in a net liability of $0.1 million.

Nonperformance of counterparties to the non-exchange traded derivatives could expose MGE to credit loss. However, MGE enters into transactions only with companies that meet or exceed strict credit guidelines, and it monitors these counterparties on an ongoing basis to mitigate nonperformance risk in its portfolio. As of June 30, 2018, no counterparties have defaulted.

27

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

Fair Value of Financial Assets and Liabilities Recorded at the Carrying Amount.

The carrying amount of cash, cash equivalents, and outstanding commercial paper approximates fair market value due to the short maturity of those investments and obligations. The estimated fair market value of long-term debt is based on quoted market prices for similar financial instruments. Since long-term debt is not traded in an active market, it is classified as Level 2. The estimated fair market value of financial instruments are as follows:

	June 30, 2018		December 31, 2017
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
MGE Energy
Assets:
Cash and cash equivalents	$95,579	$95,579	$107,952	$107,952
Liabilities:
Short-term debt - commercial paper	28,200	28,200	4,000	4,000
Long-term debt(a)	424,670	464,428	426,883	475,282

MGE
Assets:
Cash and cash equivalents	$3,128	$3,128	$5,951	$5,951
Liabilities:
Short-term debt - commercial paper	28,200	28,200	4,000	4,000
Long-term debt(a)	424,670	464,428	426,883	475,282

(a)

Includes long-term debt due within one year. Excludes debt issuance costs and unamortized discount of $4.1 million and $4.3 million at June 30, 2018, and December 31, 2017, respectively.

b.

Recurring Fair Value Measurements.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis.

	Fair Value as of June 30, 2018
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Derivatives, net	$2,121	$502	$-	$1,619
Exchange-traded investments	902	902	-	-
Total Assets	$3,023	$1,404	$-	$1,619
Liabilities:
Derivatives, net	$39,045	$94	$-	$38,951
Deferred compensation	3,065	-	3,065	-
Total Liabilities	$42,110	$94	$3,065	$38,951

MGE
Assets:
Derivatives, net	$2,121	$502	$-	$1,619
Exchange-traded investments	77	77	-	-
Total Assets	$2,198	$579	$-	$1,619
Liabilities:
Derivatives, net	$39,045	$94	$-	$38,951
Deferred compensation	3,065	-	3,065	-
Total Liabilities	$42,110	$94	$3,065	$38,951

	Fair Value as of December 31, 2017
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Derivatives, net	$1,005	$278	$-	$727
Exchange-traded investments	792	792	-	-
Total Assets	$1,797	$1,070	$-	$727
Liabilities:
Derivatives, net(b)	$42,963	$210	$-	$42,753
Deferred compensation	3,065	-	3,065	-
Total Liabilities	$46,028	$210	$3,065	$42,753

MGE
Assets:
Derivatives, net	$1,005	$278	$-	$727
Exchange-traded investments	64	64	-	-
Total Assets	$1,069	$342	$-	$727
Liabilities:
Derivatives, net(b)	$42,963	$210	$-	$42,753
Deferred compensation	3,065	-	3,065	-
Total Liabilities	$46,028	$210	$3,065	$42,753

(b)

These amounts are shown gross and exclude $0.1 million of collateral that was posted against derivative positions with counterparties as of December 31, 2017.

No transfers were made in or out of Level 1 or Level 2 for the six months ended June 30, 2018.

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

The purchased power agreement (see Footnote 11) was valued using an internally-developed pricing model and therefore is classified as Level 3. The model projects future market energy prices and compares those prices to the projected power costs to be incurred under the contract. Inputs to the model require significant management judgment and estimation. Future energy prices are based on a forward power pricing curve using exchange-traded contracts in the electric futures market. A basis adjustment is applied to the market energy price to reflect the price differential between the market price delivery point and the counterparty delivery point. The historical relationship between the delivery points is reviewed and a discount (below 100%) or premium (above 100%) is derived. This comparison is done for both peak times when demand is high and off-peak times when demand is low. If the basis adjustment is lowered, the fair value measurement will decrease, and if the basis adjustment is increased, the fair value measurement will increase.

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

The following table presents the significant unobservable inputs used in the pricing model.

	Model Input
Significant Unobservable Inputs	June 30, 2018	December 31, 2017
Basis adjustment:
On peak	91.1%	92.3%
Off peak	93.1%	94.1%
Counterparty fuel mix:
Internal generation	50% - 75%	55% - 75%
Purchased power	50% - 25%	45% - 25%

The deferred compensation plan allows participants to defer certain cash compensation into a notional investment account. These amounts are included within other deferred liabilities in the consolidated balance sheets of MGE Energy and MGE. The notional investments earn interest based upon the semiannual rate of U.S. Treasury Bills having a 26-week maturity increased by 1% compounded monthly with a minimum annual rate of 7%, compounded monthly. The notional investments are based upon observable market data, however, since the deferred compensation obligations themselves are not exchanged in an active market, they are classified as Level 2.

The following table summarizes the changes in Level 3 commodity derivative assets and liabilities measured at fair value on a recurring basis.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2018	2017	2018	2017
Beginning balance	$(41,463)	$(48,354)	$(42,026)	$(50,305)
Realized and unrealized gains (losses):
Included in regulatory assets	4,130	2,748	4,693	4,701
Included in other comprehensive income	-	-	-	-
Included in earnings	82	(550)	(460)	(1,136)
Included in current assets	(297)	(222)	(470)	(97)
Purchases	6,032	6,186	11,866	12,182
Sales	-	-	-	-
Issuances	-	-	-	-
Settlements	(5,816)	(5,413)	(10,935)	(10,950)
Transfers in and/or out of Level 3	-	-	-	-
Balance as of June 30,	$(37,332)	$(45,605)	$(37,332)	$(45,605)
Total gains (losses) included in earnings attributed to
the change in unrealized gains (losses) related to
assets and liabilities held at June 30,(c)	$-	$-	$-	$-

The following table presents total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis (c).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2018	2017	2018	2017
Purchased Power Expense	$60	$(487)	$(663)	$(918)
Cost of Gas Sold Expense	22	(63)	203	(218)
Total	$82	$(550)	$(460)	$(1,136)

(c)

MGE's exchange-traded derivative contracts, over-the-counter party transactions, purchased power agreement, and FTRs are subject to regulatory deferral. These derivatives are therefore marked to fair value and are offset in the financial statements with a corresponding regulatory asset or liability.

13.

Joint Plant Ownership - MGE Energy and MGE.

a.

Columbia.

In 2016, MGE and WPL negotiated an amendment to the existing Columbia joint operating agreement, that has been approved by the PSCW, under which MGE will have the option to reduce its obligation to pay certain capital expenditures (other than SCR-related expenditures) at Columbia in exchange for a proportional reduction in MGE's ownership in Columbia. On January 1 of each year, that began in 2017 and will end June 1, 2020, the ownership percentage is adjusted, through a partial sale, based on the amount of capital expenditures foregone. In June 2017, the FERC approved the ownership transfer in Columbia, effective January 1, 2017.

During 2017, MGE accrued $8.8 million of 2017 foregone capital expenditures as part of the ownership transfer agreement with WPL. As of December 31, 2017, MGE classified $8.8 million of Columbia assets as held-for-sale on the consolidated balance sheets. In January 2018, MGE reduced its ownership interest in Columbia from 20.4% to 19.4% as a result of the partial sale of plant assets to WPL.

During the three and six months ended June 30, 2018, MGE accrued less than $0.1 million and $1.4 million, respectively, of 2018 foregone capital expenditures as part of the ownership transfer agreement. As of June 30, 2018, MGE classified $1.4 million of Columbia assets as held-for-sale on the consolidated balance sheets. The assets recognized as held-for-sale are the ownership transfer agreement covering the sale of plant assets to WPL, expected to occur in January 2019.

b.

Forward Wind.

In April 2018, MGE, along with two other utilities, purchased the Forward Wind Energy Center (Forward Wind), which consists of 86 wind turbines located in Wisconsin with a total capacity of 129 MWs. The aggregate purchase price was approximately $174 million of which MGE's proportionate share is 12.8%, or approximately $23 million. The purchase of Forward Wind replaced an existing purchase power agreement, under which MGE purchased 12.8% of the facility's energy output.

MGE Energy and MGE are required to record a liability for the fair value of an asset retirement obligation (ARO) to be recognized in the period in which it is incurred if it can be reasonably estimated. The offsetting associated asset retirement costs are capitalized as a long-lived asset and depreciated over the asset's useful life. As of June 30, 2018, MGE recorded an obligation of $1.6 million for the fair value of its legal liability for AROs associated with Forward Wind. MGE has regulatory treatment and recognizes regulatory assets or liabilities for the timing differences between when we recover legal AROs in rates and when those costs would actually be recognized.

14.

Segment Information - MGE Energy and MGE.

MGE Energy operates in the following business segments: electric utility, gas utility, nonregulated energy, transmission investment, and all other. See the 2017 Annual Report on Form 10-K for additional discussion of each of these segments.

The following tables show segment information for MGE Energy's operations for the indicated periods:

(In thousands) MGE Energy	Electric	Gas	Nonregulated Energy	Transmission Investment	All Others	Consolidation/ Elimination Entries	Consolidated Total
Three Months Ended June 30, 2018
Operating revenues	$99,067	$24,980	$215	$-	$-	$-	$124,262
Interdepartmental revenues	(245)	3,493	9,847	-	-	(13,095)	-
Total operating revenues	98,822	28,473	10,062	-	-	(13,095)	124,262
Depreciation and amortization	(9,575)	(2,445)	(1,852)	-	-	-	(13,872)
Other operating expenses	(74,535)	(24,232)	(34)	(5)	(448)	13,095	(86,159)
Operating income (loss)	14,712	1,796	8,176	(5)	(448)	-	24,231
Other income, net	1,562	752	-	1,916	501	-	4,731
Interest (expense) income, net	(2,952)	(887)	(1,334)	-	390	-	(4,783)
Income before taxes	13,322	1,661	6,842	1,911	443	-	24,179
Income tax provision	(2,986)	(372)	(1,864)	(522)	(84)	-	(5,828)
Net income	$10,336	$1,289	$4,978	$1,389	$359	$-	$18,351

Three Months Ended June 30, 2017
Operating revenues	$102,306	$24,081	$76	$-	$-	$-	$126,463
Interdepartmental revenues	(119)	3,422	11,107	-	-	(14,410)	-
Total operating revenues	102,187	27,503	11,183	-	-	(14,410)	126,463
Depreciation and amortization	(9,185)	(2,232)	(1,858)	-	-	-	(13,275)
Other operating expenses(a)	(78,202)	(23,522)	(62)	-	(217)	14,410	(87,593)
Operating income (loss)	14,800	1,749	9,263	-	(217)	-	25,595
Other income (deductions), net(a)	778	361	-	2,506	(75)	-	3,570
Interest (expense) income, net	(2,801)	(805)	(1,392)	-	112	-	(4,886)
Income (loss) before taxes	12,777	1,305	7,871	2,506	(180)	-	24,279
Income tax (provision) benefit	(4,124)	(521)	(3,158)	(1,006)	73	-	(8,736)
Net income (loss)	$8,653	$784	$4,713	$1,500	$(107)	$-	$15,543

Six Months Ended June 30, 2018
Operating revenues	$193,458	$87,745	$691	$-	$-	$-	$281,894
Interdepartmental revenues	(214)	7,840	19,667	-	-	(27,293)	-
Total operating revenues	193,244	95,585	20,358	-	-	(27,293)	281,894
Depreciation and amortization	(18,953)	(4,840)	(3,702)	-	-	-	(27,495)
Other operating expenses	(151,110)	(79,427)	(77)	(8)	(651)	27,293	(203,980)
Operating income (loss)	23,181	11,318	16,579	(8)	(651)	-	50,419
Other income, net	3,292	1,518	-	4,288	552	-	9,650
Interest (expense) income, net	(5,819)	(1,726)	(2,682)	-	705	-	(9,522)
Income before taxes	20,654	11,110	13,897	4,280	606	-	50,547
Income tax provision	(4,186)	(2,830)	(3,786)	(1,170)	(223)	-	(12,195)
Net income	$16,468	$8,280	$10,111	$3,110	$383	$-	$38,352

Six Months Ended June 30, 2017
Operating revenues	$200,630	$82,507	$149	$-	$-	$-	$283,286
Interdepartmental revenues	(224)	7,816	22,177	-	-	(29,769)	-
Total operating revenues	200,406	90,323	22,326	-	-	(29,769)	283,286
Depreciation and amortization	(18,085)	(4,445)	(3,704)	-	-	-	(26,234)
Other operating expenses(a)	(154,208)	(74,493)	(103)	-	(586)	29,769	(199,621)
Operating income (loss)	28,113	11,385	18,519	-	(586)	-	57,431
Other income (deductions), net(a)	1,648	760	-	4,984	(297)	-	7,095
Interest (expense) income, net	(5,577)	(1,604)	(2,799)	-	200	-	(9,780)
Income (loss) before taxes	24,184	10,541	15,720	4,984	(683)	-	54,746
Income tax (provision) benefit	(7,578)	(4,225)	(6,309)	(2,003)	212	-	(19,903)
Net income (loss)	$16,606	$6,316	$9,411	$2,981	$(471)	$-	$34,843

(a)

Reflects retrospective application of new accounting pronouncement related to pension and other postretirement benefits, see Footnote 2 for further information.

The following tables show segment information for MGE's operations for the indicated periods:

(In thousands) MGE	Electric	Gas	Nonregulated Energy	Consolidation/ Elimination Entries	Consolidated Total
Three Months Ended June 30, 2018
Operating revenues	$99,067	$24,980	$215	$-	$124,262
Interdepartmental revenues	(245)	3,493	9,847	(13,095)	-
Total operating revenues	98,822	28,473	10,062	(13,095)	124,262
Depreciation and amortization	(9,575)	(2,445)	(1,852)	-	(13,872)
Other operating expenses(b)	(77,475)	(24,558)	(1,898)	13,095	(90,836)
Operating income(b)	11,772	1,470	6,312	-	19,554
Other income, net(b)	1,516	706	-	-	2,222
Interest expense, net	(2,952)	(887)	(1,334)	-	(5,173)
Net income	10,336	1,289	4,978	-	16,603
Less: Net income attributable to
noncontrolling interest, net of tax	-	-	-	(5,505)	(5,505)
Net income attributable to MGE	$10,336	$1,289	$4,978	$(5,505)	$11,098

Three Months Ended June 30, 2017
Operating revenues	$102,306	$24,080	$76	$-	$126,462
Interdepartmental revenues	(119)	3,423	11,107	(14,411)	-
Total operating revenues	102,187	27,503	11,183	(14,411)	126,462
Depreciation and amortization	(9,185)	(2,232)	(1,858)	-	(13,275)
Other operating expenses(a), (b)	(82,289)	(24,033)	(3,220)	14,411	(95,131)
Operating income(b)	10,713	1,238	6,105	-	18,056
Other income, net(a), (b)	741	351	-	-	1,092
Interest expense, net	(2,801)	(805)	(1,392)	-	(4,998)
Net income	8,653	784	4,713	-	14,150
Less: Net income attributable to
noncontrolling interest, net of tax	-	-	-	(5,396)	(5,396)
Net income attributable to MGE	$8,653	$784	$4,713	$(5,396)	$8,754

Six Months Ended June 30, 2018
Operating revenues	$193,458	$87,745	$691	$-	$281,894
Interdepartmental revenues	(214)	7,840	19,667	(27,293)	-
Total operating revenues	193,244	95,585	20,358	(27,293)	281,894
Depreciation and amortization	(18,953)	(4,840)	(3,702)	-	(27,495)
Other operating expenses(b)	(155,206)	(82,199)	(3,863)	27,293	(213,975)
Operating income(b)	19,085	8,546	12,793	-	40,424
Other income, net(b)	3,202	1,460	-	-	4,662
Interest expense, net	(5,819)	(1,726)	(2,682)	-	(10,227)
Net income	16,468	8,280	10,111	-	34,859
Less: Net income attributable to
noncontrolling interest, net of tax	-	-	-	(11,311)	(11,311)
Net income attributable to MGE	$16,468	$8,280	$10,111	$(11,311)	$23,548

Six Months Ended June 30, 2017
Operating revenues	$200,634	$82,515	$149	$-	$283,298
Interdepartmental revenues	(228)	7,808	22,177	(29,757)	-
Total operating revenues	200,406	90,323	22,326	(29,757)	283,298
Depreciation and amortization	(18,085)	(4,445)	(3,704)	-	(26,234)
Other operating expenses(a), (b)	(161,715)	(78,698)	(6,412)	29,757	(217,068)
Operating income(b)	20,606	7,180	12,210	-	39,996
Other income, net(a), (b)	1,577	740	-	-	2,317
Interest expense, net	(5,577)	(1,604)	(2,799)	-	(9,980)
Net income	16,606	6,316	9,411	-	32,333
Less: Net income attributable to
noncontrolling interest, net of tax	-	-	-	(10,785)	(10,785)
Net income attributable to MGE	$16,606	$6,316	$9,411	$(10,785)	$21,548

(a)

Reflects retrospective application of new accounting pronouncement related to pension and other postretirement benefits, see Footnote 2 for further information.

(b)

Amounts are shown net of the related tax expense, consistent with the presentation on the MGE Consolidated Statements of Income.

The following table shows segment information for assets and capital expenditures:

	Utility			Consolidated
(In thousands) MGE Energy	Electric	Gas	Assets not Allocated	Nonregulated Energy	Transmission Investment	All Others	Consolidation/ Elimination Entries	Total
Assets:
June 30, 2018	$1,112,411	$333,621	$17,648	$266,154	$64,135	$477,257	$(377,781)	$1,893,445
December 31, 2017	1,043,181	344,337	26,345	270,384	61,783	485,548	(376,396)	1,855,182
Capital Expenditures:
Six Months Ended June 30, 2018	$82,148	$14,774	$-	$3,467	$-	$-	$-	$100,389
Year ended Dec. 31, 2017	77,353	26,847	-	3,931	-	-	-	108,131

	Utility			Consolidated
(In thousands) MGE	Electric	Gas	Assets not Allocated	Nonregulated Energy	Elimination Entries	Total
Assets:
June 30, 2018	$1,112,411	$333,621	$17,648	$266,104	$(883)	$1,728,901
December 31, 2017	1,043,181	344,337	26,345	270,334	(156)	1,684,041
Capital Expenditures:
Six Months Ended June 30, 2018	$82,148	$14,774	$-	$3,467	$-	$100,389
Year ended Dec. 31, 2017	77,353	26,847	-	3,931	-	108,131

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

Executive Overview

Our primary focus today and for the foreseeable future is our core utility customers at MGE as well as creating long-term value for our shareholders. MGE continues to face the challenge of providing its customers with reliable power at competitive prices. MGE meets this challenge by investing in more efficient generation projects, including renewable energy sources. MGE continues to examine and pursue opportunities to reduce the proportion that coal generation represents in its generation mix, including the announced reduction in its ownership of Columbia and its growing ownership of renewable generation sources. MGE will continue to focus on growing earnings while controlling operating and fuel costs. MGE maintains safe and efficient operations in addition to providing customer value. We believe it is critical to maintain a strong credit standing consistent with financial strength in MGE as well as the parent company in order to accomplish these goals.

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

•

Environmental laws and regulations, including adopted and pending environmental rule changes, and

•

Other factors listed in "Item 1A. Risk Factors" in our 2017 Annual Report on Form 10-K.

For the three months ended June 30, 2018, MGE Energy's earnings were $18.4 million or $0.53 per share compared to $15.5 million or $0.45 per share for the same period in the prior year. MGE's earnings for the three months ended June 30, 2018, were $11.1 million compared to $8.8 million for the same period in the prior year.

For the six months ended June 30, 2018, MGE Energy's earnings were $38.4 million or $1.11 per share compared to $34.8 million or $1.01 per share for the same period in the prior year. MGE's earnings for the six months ended June 30, 2018, were $23.5 million compared to $21.5 million for the same period in the prior year.

MGE Energy's net income was derived from our business segments as follows:

	Three Months Ended		Six Months Ended
(In millions)	June 30,		June 30,
Business Segment:	2018	2017	2018	2017
Electric Utility	$10.3	$8.6	$16.5	$16.6
Gas Utility	1.3	0.8	8.3	6.3
Nonregulated Energy	5.0	4.7	10.1	9.4
Transmission Investments	1.4	1.5	3.1	3.0
All Other	0.4	(0.1)	0.4	(0.5)
Net Income	$18.4	$15.5	$38.4	$34.8

Our net income during the three and six months ended June 30, 2018, compared to the same period in the prior year primarily reflects the effects of the following factors:

Electric Utility

For the three months ended June 30, 2018, electric operating income increased primarily as a result of more favorable weather conditions in the current year. For the six months ended June 30, 2018, electric operating income was relatively flat.

Gas Utility

For the three and six months ended June 30, 2018, gas operating income increased primarily related to an increase in gas retail sales reflecting higher customer demand resulting from colder weather experienced in April 2018 compared to the same period in the prior year and an increase in retail customers. The average temperature in April 2018 was 38 degrees compared to 50 degrees in April 2017.

During the first six months of 2018, the following events occurred:

Tax Reform: On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act. The Tax Act makes broad and complex changes to the U.S. tax code, including the reduction in the U.S. federal corporate tax rate from 35 percent to 21 percent, effective January 1, 2018.

Customer rates approved for 2018 reflect an income tax rate of 35 percent. In January 2018, the PSCW issued an order directing Wisconsin investor-owned utilities to defer the over-collection of income tax expense as a result of the decrease in tax rate to 21 percent. The PSCW issued an order in May 2018 to return to customers the estimated 2018 over-collection of income tax expense. The decision includes a one-time bill credit on customer bills to reflect the estimate of the over-collection for January through June 2018. A monthly volumetric bill credit will begin in July 2018 and continue through the remainder of 2018 for the estimated remaining annual amount. In June 2018, customers received a $4.1 million bill credit. Any over/under recovery of the actual costs will be subject to the PSCW's review in a future rate case. As of June 30, 2018, MGE has deferred $1.7 million as a regulatory liability and recorded a corresponding reduction in operating revenues for over-collection of income tax expense (net of customer bill credits).

Saratoga Wind Farm: In December 2017, the PSCW authorized construction of a 66MW wind farm, consisting of 33 turbines, located near Saratoga, Iowa. MGE received specific approval to recover 100% AFUDC on the project. As of June 30, 2018, MGE has incurred $42.2 million of capital expenditures. MGE has recognized $0.7 million (after tax) in AFUDC equity related to this project for the six months ended June 30, 2018. Construction of the project is expected to be completed by the end of 2018, with an estimated capital cost of $108 million.

Forward Wind: In April 2018, MGE, along with two other utilities, purchased the Forward Wind Energy Center, which consists of 86 wind turbines located in Wisconsin with a total capacity of 129 MWs. The aggregate purchase price was approximately $174 million of which MGE's proportionate share is 12.8%, or approximately $23 million. The purchase of the Forward Wind Energy Center replaced an existing purchase power agreement, under which MGE purchased 12.8% of the facility's energy output.

Deferred Fuel Costs – Subject to Refund: As of June 30, 2018, MGE has deferred $5.2 million of 2018 fuel savings. These costs will be subject to the PSCW's annual review of 2018 fuel costs, expected to be completed in 2019.

In the near term, several items may affect us, including:

2017 Annual Fuel Proceeding: In July 2018, the PSCW issued a preliminary decision in the fuel rules proceedings for MGE to refund $4.2 million of additional fuel savings realized during 2017 to its retail electric customers over a one-month period in the second half of 2018. There was no change to the refund in the fuel rules proceedings from the amount MGE deferred as of December 31, 2017.

2019/2020 Rate Change Settlement: In July 2018, MGE filed an application with the PSCW to decrease electric rates and increase gas rates in 2019 and 2020. MGE filed its application through a settlement agreement between MGE and intervening parties in the rate case, subject to PSCW approval. The settlement proposal would decrease electric rates by 1.94% in 2019. This amount is subject to change based on the final outcome of MGE's 2019 Fuel Cost Plan. MGE will maintain this rate level for 2020, with the exception that MGE will file a 2020 Fuel Cost Plan in 2019 and MGE's rates will decrease or increase accordingly. The decrease reflects the ongoing tax impacts of the Tax Act and the addition of lower-cost renewable generation capacity. The settlement proposal would increase gas rates by 1.06% in 2019 and 1.46% in 2020. The requested increase covers infrastructure costs. It also reflects the impacts of the Tax Act.

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

Debt Issuance: MGE issued $40 million of long-term unsecured debt and committed to $60 million of long-term unsecured debt in July 2018. The proceeds of these debt financings will be used to assist with the financing of additional capital expenditures, such as the Saratoga Wind Farm, and refinance $20 million of long-term debt, upon its maturity in September 2018. The covenants of this debt are substantially consistent with MGE's existing unsecured long-term debt.

ATC Return on Equity: Several parties have filed complaints with the FERC seeking to reduce the ROE used by MISO transmission owners, including ATC. Any change to ATC's ROE could result in lower equity earnings and distributions from ATC in the future. We derived approximately 7.5% and 8.7% of our net income for the six months ended June 30, 2018 and 2017, respectively, from our investment in ATC. See "Other Matters" below for additional information concerning ATC.

Environmental Initiatives: There are proposed legislative rules and initiatives involving matters related to air emissions, water effluent, hazardous materials, and greenhouse gases, all of which affect generation plant capital expenditures and operating costs as well as future operational planning. At present, it is unclear how the changes in the Presidential and EPA administrations may affect existing, pending or new legislative or rulemaking proposals or regulatory initiatives. Such legislation and rulemaking could significantly affect the costs of owning and operating fossil-fueled generating plants, such as Columbia and the Elm Road Units, from which we derive approximately 44% of our electric generating capacity as of June 30, 2018. We would expect to seek and receive recovery of any such costs in rates; however, it is difficult to estimate the amount of such costs due to the uncertainty as to the timing and form of the legislation and rules, and the scope and time of the recovery of costs in rates, which may lag the incurrence of those costs.

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

Future Generation: During the first quarter of 2016, MGE entered into an agreement with WPL under which MGE may acquire up to 50 MW of capacity in a gas-fired generating plant to be constructed by WPL at its Riverside Energy Center in Beloit, Wisconsin, during the five-year period following the in-service date of the plant. The plant is expected to be completed by early 2020. MGE and WPL have negotiated an amendment to the existing Columbia joint operating agreement, effective January 1, 2017, under which MGE will reduce its obligation to pay certain capital expenditures (other than SCR-related expenditures) at Columbia prior to the expected in-service date of the Riverside gas-fired generating plant in exchange for a proportional reduction in MGE's ownership in Columbia. On January 1 of each year, that began in 2017 and will end June 1, 2020, the ownership percentage will be adjusted, through a partial sale, based on the amount of capital expenditures foregone. During the three and six months ended June 30, 2018, MGE accrued less than $0.1 million and $1.4 million, respectively, of 2018 foregone capital expenditures as part of the ownership transfer agreement with WPL. During 2017, MGE accrued $8.8 million of 2017 foregone capital expenditures. As of June 30, 2018, and December 31, 2017, MGE classified $1.4 million and $8.8 million, respectively, of Columbia assets as held-for-sale on the consolidated balance sheets. In January 2018, MGE reduced its ownership interest in Columbia from 20.4% to 19.4% as a result of the partial sale of plant assets to WPL. By June 2020, MGE's ownership in Columbia is forecasted to be approximately 19%, a decrease of 3% from the 22% ownership interest held by MGE on January 1, 2016.

Future Generation - Utility Solar: In May 2018, MGE and Wisconsin Public Service Corporation filed a joint application with the PSCW to seek approval to acquire 300 MW of solar generating capacity from two large solar projects in Wisconsin. MGE's combined ownership share of the two projects is expected to be 100 MW. If approved by the PSCW, construction of the projects is expected to begin in 2019. MGE's share of the total cost is expected to be approximately $130 million.

The following discussion is based on the business segments as discussed in Footnote 14 of the Notes to Consolidated Financial Statements in this Report.

Results of Operations

Results of operations include financial information prepared in accordance with GAAP and electric and gas margins which are non-GAAP measures. Electric margin (electric revenues less fuel for electric generation and purchase power costs) and gas margin (gas revenues less cost of gas sold) are non-GAAP measures because they exclude nonregulated operating revenues, other operations and maintenance expense, depreciation and amortization expense, and other general taxes expense and thus are not measures determined in accordance with GAAP.

Management believes that electric and gas margins provide a meaningful basis for evaluating and managing utility operations since fuel for electric generation, purchase power costs, and cost of gas sold are passed through to customers in current rates. As a result, management uses electric and gas margins internally when assessing the operating performance of our segments. The presentation of utility electric and gas margins herein is intended to provide supplemental information for investors regarding operating performance. These electric and gas margins may not be comparable to how other entities calculate utility electric and gas margin or similar measures. Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of operating performance.

Three Months Ended June 30, 2018 and 2017

The following table provides a calculation of electric and gas margins (non-GAAP), along with a reconciliation to the most comparable GAAP measure, operating income:

	Three Months Ended June 30,
(In millions)	2018	2017	$ Change
Electric revenues	$99.1	$102.3	$(3.2)
Fuel for electric generation	15.3	11.9	3.4
Purchased power	13.0	16.7	(3.7)
Total Electric Margins	70.8	73.7	(2.9)

Gas revenues	25.0	24.1	0.9
Cost of gas sold	9.6	9.2	0.4
Total Gas Margins	15.4	14.9	0.5

Other operating revenues	0.2	0.1	0.1
Other operations and maintenance	43.4	44.9	(1.5)
Depreciation and amortization	13.9	13.3	0.6
Other general taxes	4.9	4.9	-
Operating Income	$24.2	$25.6	$(1.4)

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the periods indicated:

	Revenues			Sales (kWh)
(In thousands, except cooling degree days)	Three Months Ended June 30,			Three Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
Residential	$32,217	$31,634	1.8%	200,224	177,644	12.7%
Commercial	50,174	54,721	(8.3)%	470,504	449,876	4.6%
Industrial	4,630	4,516	2.5%	46,237	53,098	(12.9)%
Other-retail/municipal	8,527	9,661	(11.7)%	98,147	103,626	(5.3)%
Total retail	95,548	100,532	(5.0)%	815,112	784,244	3.9%
Sales to the market	2,795	1,050	*n.m.%	85,937	16,830	*n.m.%
Other revenues	454	562	(19.2)%	-	-	- %
Adjustments to revenues	270	162	66.7%	-	-	- %
Total	$99,067	$102,306	(3.2)%	901,049	801,074	12.5%

Cooling degree days (normal 184)				247	172	43.6%

(*n.m.: not meaningful)

Electric margin, a non-GAAP measure, decreased $2.9 million for the three months ended June 30, 2018, compared to the same period in 2017, due to the following:

(In millions)
Revenue subject to refund, net	$(8.8)
Increase in volume	3.0
Decreased fuel costs	2.4
Other	0.5
Total	$(2.9)

40

•

Revenue subject to refund. For cost recovery mechanisms, any over-collection of the difference between actual costs incurred and the amount of costs collected from customers is recorded as a reduction of revenue in the period incurred.

o

Tax Act. MGE received a PSCW order in January 2018 to defer the over-collection of income tax expense collected in customer rates as a result of the Tax Act reduction in federal income tax rate to 21 percent. During the three months ended June 30, 2018, electric customers received a credit on their bill of $3.1 million related to the tax credit.

o

Fuel-related costs. MGE's fuel-related costs subject to refund decreased $3.1 million. Under fuel rules, MGE is required to defer electric fuel-related costs that fall outside a 2% cost tolerance band around the amount used in the most recent rate proceeding. Beginning in 2018, over-collection of fuel-related costs outside the tolerance band are reflected as a reduction of revenue in the period incurred. Under-collection of costs outside the tolerance band is reflected as a reduction of purchase power expense in the period incurred. Any potential recovery of excess fuel costs will be recorded in the period received. Prior to adoption of the new revenue recognition guidance, effective January 1, 2018, deferred fuel-related costs were reflected in purchased power expense, with potential refunds associated with fuel savings increasing that expense and potential recovery of excess fuel costs decreasing that expense.

o

Transmission. MGE's transmission costs subject to refund decreased $1.8 million primarily related to a one-time refund received in June 2018.

o

Operating Costs. MGE's electric plant operating costs subject to refund decreased $1.4 million primarily related to lower leased generation costs due to the reduction in tax rate.

o

Other. MGE has other cost recovery mechanisms subject to refund.

•

Volume. During the three months ended June 30, 2018, there was a 12.7% increase in residential electric sales volumes compared to the same period in the prior year driven by favorable weather conditions. During the three months ended June 30, 2018, there was a 12.9% decrease in industrial retail electric sales volumes compared to the same period in the prior year as a result of a large industrial customer relocating its operations out of state.

•

Fuel costs. Fuel costs decreased during the three months ended June 30, 2018, primarily as a result of a scheduled plant outage in 2017 and a reduction in purchased power. The purchase of the Forward Wind Energy Center in April 2018 replaced an existing purchase power agreement that was previously recorded as purchased power expense in fuel costs.

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class for each of the periods indicated:

	Revenues			Therms Delivered
(In thousands, except HDD and average rate per therm of retail customer)	Three Months Ended June 30,			Three Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
Residential	$15,620	$15,140	3.2%	15,344	11,915	28.8%
Commercial/Industrial	8,206	7,842	4.6%	15,649	12,842	21.9%
Total retail	23,826	22,982	3.7%	30,993	24,757	25.2%
Gas transportation	1,053	991	6.3%	16,534	15,186	8.9%
Other revenues	101	108	(6.5)%	-	-	- %
Total	$24,980	$24,081	3.7%	47,527	39,943	19.0%

Heating degree days (normal 803)				939	757	24.0%
Average rate per therm of
retail customer	$0.769	$0.928	(17.1)%

Gas margin, a non-GAAP measure, increased $0.5 million for the three months ended June 30, 2018, compared to the same period in 2017, due to the following:

(In millions)
Increase in volume	$1.1
Revenue subject to refund/tax credit	(0.6)
Total	$0.5

•

Volume. For the three months ended June 30, 2018, retail gas deliveries increased 25.2% compared to the same period in the prior year primarily related to customer growth and more favorable weather conditions in the current year.

•

Revenue subject to refund/tax credit. MGE received a PSCW order in January 2018 to defer the over-collection of income tax expense collected in customer rates as a result of the Tax Act reduction in federal income tax rate to 21 percent. Any over-collection of the difference between actual costs incurred and the amount of costs collected from customers is recorded as a reduction of revenue in the period incurred. During the three months ended June 30, 2018, gas customers received a credit on their bill of $1.0 million related to the tax credit.

Consolidated operations and maintenance expenses

For the three months ended June 30, 2018, operations and maintenance expenses decreased $1.5 million, compared to the same period in the prior year. The following contributed to the net change:

(In millions)
Decreased transmission costs	$(1.7)
Increased other costs	0.2
Total	$(1.5)

For the three months ended June 30, 2018, decreased transmission costs are primarily related to a decrease in transmission rates as a result of a one-time refund received in June 2018. The lower transmission rate is reflected in customer revenue as revenue subject to refund.

Nonregulated Energy Operations - MGE Energy and MGE

The nonregulated energy operations are conducted through MGE Energy's subsidiaries: MGE Power Elm Road (the Elm Road Units) and MGE Power West Campus (WCCF), which have been formed to own and lease electric generating capacity to assist MGE. For the three months ended June 30, 2018 and 2017, net income at the nonregulated energy operations segment was $5.0 million and $4.7 million, respectively. The decrease in tax rate from 35% to 21%, effective January 1, 2018, lowered lease revenues and income tax expense for the three months ended 2018. Income tax expense is a factor used in the formula to calculate lease rates.

Transmission Investment Operations - MGE Energy

Transmission investment other income

For the three months ended June 30, 2018 and 2017, other income at the transmission investment segment was $1.9 million and $2.5 million, respectively. The decrease in tax rate from 35% to 21%, effective January 1, 2018, lowered earnings from ATC and income tax expense for the three months ended 2018. Income tax expense is a factor used in the calculation of ATC's transmission rates. The transmission investment segment holds our interest in ATC and ATC Holdco, and its income reflects our equity in the earnings of those investments. ATC Holdco was formed in December 2016. In the near term, it is expected that ATC Holdco will be pursuing transmission development opportunities that typically have long development and investment lead times before becoming operational. See Footnote 4 of the Notes to Consolidated Financial Statements in this Report and "Other Matters" below for additional information concerning ATC and summarized financial information regarding ATC.

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

	Three Months Ended
	June 30,
(In millions)	2018	2017
MGE Power Elm Road	$3.8	$3.6
MGE Power West Campus	1.7	1.8

Six Months Ended June 30, 2018 and 2017

The following table provides a calculation of electric and gas margins (non-GAAP), along with a reconciliation to the most comparable GAAP measure, operating income:

	Six Months Ended June 30,
(In millions)	2018	2017	$ Change
Electric revenues	$193.5	$200.6	$(7.1)
Fuel for electric generation	27.2	24.1	3.1
Purchased power	30.0	32.1	(2.1)
Total Electric Margins	136.3	144.4	(8.1)

Gas revenues	87.7	82.5	5.2
Cost of gas sold	49.2	45.0	4.2
Total Gas Margins	38.5	37.5	1.0

Other operating revenues	0.7	0.1	0.6
Other operations and maintenance	87.8	88.6	(0.8)
Depreciation and amortization	27.5	26.2	1.3
Other general taxes	9.8	9.8	-
Operating Income	$50.4	$57.4	$(7.0)

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the periods indicated:

	Revenues			Sales (kWh)
(In thousands, except cooling degree days)	Six Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
Residential	$65,476	$64,987	0.8%	407,375	375,318	8.5%
Commercial	97,626	104,885	(6.9)%	911,395	883,265	3.2%
Industrial	7,525	8,731	(13.8)%	89,104	104,863	(15.0)%
Other-retail/municipal	16,814	18,682	(10.0)%	187,392	195,713	(4.3)%
Total retail	187,441	197,285	(5.0)%	1,595,266	1,559,159	2.3%
Sales to the market	4,829	2,022	*n.m.%	118,496	52,692	*n.m.%
Other revenues	924	991	(6.8)%	-	-	- %
Adjustments to revenues	264	332	(20.5)%	-	-	- %
Total	$193,458	$200,630	(3.6)%	1,713,762	1,611,851	6.3%

Cooling degree days (normal 184)				247	172	43.6%

(*n.m.: not meaningful)

Electric margin, a non-GAAP measure, decreased $8.1 million for the six months ended June 30, 2018, compared to the same period in 2017, due to the following:

(In millions)
Revenue subject to refund, net	$(12.9)
Other	(0.4)
Increase in volume	4.0
Decreased fuel costs	1.2
Total	$(8.1)

•

Revenue subject to refund. For cost recovery mechanisms, any over-collection of the difference between actual costs incurred and the amount of costs collected from customers is recorded as a reduction of revenue in the period incurred.

o

Tax Act. MGE received a PSCW order in January 2018 to defer the over-collection of income tax expense collected in customer rates as a result of the Tax Act reduction in federal income tax rate to 21 percent. During the six months ended June 30, 2018, MGE recorded a $2.0 million reduction in retail electric revenues and recorded a corresponding regulatory liability. During the six months ended June 30, 2018, electric customers received a credit on their bill of $3.1 million related to the tax credit.

o

Fuel-related costs. MGE's fuel-related costs subject to refund decreased $3.4 million. Under fuel rules, MGE is required to defer electric fuel-related costs that fall outside a 2% cost tolerance band around the amount used in the most recent rate proceeding. Beginning in 2018, over-collection of fuel-related costs outside the tolerance band are reflected as a reduction of revenue in the period incurred. Under-collection of costs outside the tolerance band is reflected as a reduction of purchase power expense in the period incurred. Any potential recovery of excess fuel costs will be recorded in the period received. Prior to adoption of the new revenue recognition guidance, effective January 1, 2018, deferred fuel-related costs were reflected in purchased power expense, with potential refunds associated with fuel savings increasing that expense and potential recovery of excess fuel costs decreasing that expense.

o

Transmission. MGE's transmission costs subject to refund decreased $2.2 million primarily related to a one-time refund received in June 2018.

o

Operating Costs. MGE's electric plant operating costs subject to refund decreased $2.3 million primarily related to lower leased generation costs due to the reduction in tax rate.

o

Other. MGE has other cost recovery mechanisms subject to refund.

•

Volume. During the six months ended June 30, 2018, there was an 8.5% increase in residential sales volumes compared to the same period in the prior year driven by favorable weather conditions. During the six months ended June 30, 2018, there was a 15.0% decrease in industrial retail sales volumes compared to the same period in the prior year as a result of a large industrial customer relocating its operations out of state.

•

Fuel costs. Fuel costs decreased during the six months ended June 30, 2018, primarily as a result of a reduction in purchased power. The purchase of the Forward Wind Energy Center in April 2018 replaced an existing purchase power agreement.

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class for each of the periods indicated:

	Revenues			Therms Delivered
(In thousands, except HDD and average rate per therm of retail customer)	Six Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
Residential	$52,171	$49,043	6.4%	65,056	54,953	18.4%
Commercial/Industrial	33,158	30,890	7.3%	57,956	50,018	15.9%
Total retail	85,329	79,933	6.8%	123,012	104,971	17.2%
Gas transportation	2,189	2,341	(6.5)%	38,475	36,222	6.2%
Other revenues	227	233	(2.6)%	-	-	- %
Total	$87,745	$82,507	6.3%	161,487	141,193	14.4%

Heating degree days (normal 4,282)				4,525	3,887	16.4%
Average rate per therm of
retail customer	$0.694	$0.761	(8.8)%

Gas margin, a non-GAAP measure, increased $1.0 million for the six months ended June 30, 2018, compared to the same period in 2017, due to the following:

(In millions)
Increase in volume	$2.9
Other	0.1
Revenue subject to refund/tax credit	(2.0)
Total	$1.0

•

Volume. For the six months ended June 30, 2018, retail gas deliveries increased 17.2% compared to the same period in the prior year primarily related to customer growth and more favorable weather conditions in the current year.

•

Revenue subject to refund/tax credit. MGE received a PSCW order to defer the over-collection of income tax expense collected in customer rates as a result of the Tax Act reduction in federal income tax rate to 21 percent. During the six months ended June 30, 2018, gas customers received a credit on their bill of $1.0 million related to the tax credit. For the six months ended June 30, 2018, MGE recorded a $1.0 million reduction in retail gas revenues and recorded a corresponding regulatory liability.

Consolidated operations and maintenance expenses

For the six months ended June 30, 2018, operations and maintenance expenses decreased $0.8 million, compared to the same period in the prior year. The following contributed to the net change:

(In millions)
Decreased transmission costs	$(2.1)
Increased other costs	0.4
Increased administrative and general costs	0.3
Increased customer accounts costs	0.3
Increased electric production expenses	0.3
Total	$(0.8)

For the six months ended June 30, 2018, decreased transmission costs are primarily related to a decrease in transmission rates as a result of a one-time refund received in June 2018. The lower transmission rate is reflected in customer revenue as revenue subject to refund.

Consolidated depreciation expense

Depreciation expense increased $1.3 million for the six months ended June 30, 2018, compared to the same period in the prior year primarily related to an increase in depreciable assets.

Nonregulated Energy Operations - MGE Energy and MGE

The nonregulated energy operations are conducted through MGE Energy's subsidiaries: MGE Power Elm Road (the Elm Road Units) and MGE Power West Campus (WCCF), which have been formed to own and lease electric generating capacity to assist MGE. For the six months ended June 30, 2018 and 2017, net income at the nonregulated energy operations segment was $10.1 million and $9.4 million, respectively. The decrease in tax rate from 35% to 21%, effective January 1, 2018, lowered lease revenues and income tax expense for the six months ended 2018. Income tax expense is a factor used in the formula to calculate lease rates.

Transmission Investment Operations - MGE Energy

Transmission investment other income

For the six months ended June 30, 2018 and 2017, other income at the transmission investment segment was $4.3 million and $5.0 million, respectively. The decrease in tax rate from 35% to 21%, effective January 1, 2018, lowered earnings from ATC and income tax expense for the six months ended 2018. Income tax expense is a factor used in the calculation of ATC's transmission rates. The transmission investment segment holds our interest in ATC and ATC Holdco, and its income reflects our equity in the earnings of those investments. ATC Holdco was formed in December 2016. In the near term, it is expected that ATC Holdco will be pursuing transmission development opportunities that typically have long development and investment lead times before becoming operational. See Footnote 4 of the Notes to Consolidated Financial Statements in this Report and "Other Matters" below for additional information concerning ATC and summarized financial information regarding ATC.

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

	Six Months Ended
	June 30,
(In millions)	2018	2017
MGE Power Elm Road	$7.8	$7.2
MGE Power West Campus	3.5	3.6

Contractual Obligations and Commercial Commitments - MGE Energy and MGE

There were no material changes, other than from the normal course of business, to MGE Energy's and MGE's contractual obligations (representing cash obligations that are considered to be firm commitments) and commercial commitments (representing commitments triggered by future events) during the six months ended June 30, 2018, except as noted below. Further discussion of the contractual obligations and commercial commitments is included in Footnote 17 of Notes to Consolidated Financial Statements and "Contractual Obligations and Commercial Commitments for MGE Energy and MGE" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in MGE Energy's and MGE's 2017 Annual Report on Form 10-K.

Purchase Contracts - MGE Energy and MGE

See Footnote 9.c. of Notes to Consolidated Financial Statements in this Report for a description of commitments at June 30, 2018, that MGE Energy and MGE have entered with respect to various commodity supply and transportation contracts to meet their obligations to deliver electricity and natural gas to customers and the Saratoga wind project.

Long-term Debt - MGE Energy and MGE

MGE issued $40 million of long-term unsecured debt and committed to $60 million of long-term unsecured debt in July 2018. The proceeds of these debt financings will be used to assist with the financing of additional capital expenditures, such as the Saratoga Wind Farm, and refinance $20 million of long-term debt upon its maturity in September 2018. See Footnote 7 of the Notes to Consolidated Financial Statements in this Report for further discussion of these debt issuances.

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

Cash Flows

The following summarizes cash flows for MGE Energy and MGE during the six months ended June 30, 2018 and 2017:

	MGE Energy		MGE
(In thousands)	2018	2017	2018	2017
Cash provided by/(used for):
Operating activities	$91,618	$67,016	$90,047	$64,019
Investing activities	(103,071)	(46,874)	(100,811)	(42,104)
Financing activities	(374)	(13,805)	8,487	(27,472)

Cash Provided by Operating Activities

MGE Energy

MGE Energy's consolidated net cash provided by operating activities is derived mainly from the electric and gas operations of its principal subsidiary, MGE.

Cash provided by operating activities for the six months ended June 30, 2018, was $91.6 million, an increase of $24.6 million when compared to the same period in the prior year, primarily reflecting changes in working capital items between periods.

MGE Energy's net income increased $3.5 million for the six months ended June 30, 2018, when compared to the same period in the prior year.

MGE Energy's federal and state taxes paid decreased $6.0 million for the six months ended June 30, 2018, when compared to the same period in the prior year.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $17.6 million in cash provided by operating activities for the six months ended June 30, 2018, primarily due to decreased unbilled revenues, decreased accounts receivable, decreased gas inventories, and increased other current liabilities, partially offset by decreased accounts payable.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $2.0 million in cash used for operating activities for the six months ended June 30, 2017, primarily due to decreased accounts payable and decreased other current liabilities, partially offset by decreased unbilled and decreased accounts receivable.

A decrease in pension contribution resulted in an additional $5.6 million in cash provided by operating activities for the six months ended June 30, 2018, when compared to the same period in the prior year. Pension contributions reflect amounts required by law and discretionary amounts.

MGE

Cash provided by operating activities for the six months ended June 30, 2018, was $90.0 million, an increase of $26.0 million when compared to the same period in the prior year, primarily reflecting changes in working capital items between periods.

Net income increased $2.5 million for the six months ended June 30, 2018, when compared to the same period in the prior year.

MGE's federal and state taxes paid decreased $6.0 million for the six months ended June 30, 2018, when compared to the same period in the prior year.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $19.7 million in cash provided by operating activities for the six months ended June 30, 2018, primarily due to decreased unbilled revenues, decreased accounts receivable, decreased gas inventories, and increased other current liabilities, partially offset by decreased accounts payable.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $2.1 million in cash used for operating activities for the six months ended June 30, 2017, primarily due to decreased accounts payable and decreased other current liabilities, partially offset by decreased unbilled revenues and decreased accounts receivable.

A decrease in pension contribution resulted in an additional $5.6 million in cash provided by operating activities for the six months ended June 30, 2018, when compared to the same period in the prior year. Pension contributions reflect amounts required by law and discretionary amounts.

Cash Used for Investing Activities

MGE Energy

MGE Energy's cash used for investing activities increased $56.2 million for the six months ended June 30, 2018, when compared to the same period in the prior year.

Capital expenditures for the six months ended June 30, 2018, were $100.4 million. This amount represents an increase of $58.2 million from the expenditures made in the same period in the prior year. This increase primarily reflects expenditures on the construction of the Saratoga wind project and the purchase of Forward Wind.

Capital contributions to ATC and other investments decreased $2.3 million for the six months ended June 30, 2018, when compared to the same period in the prior year.

MGE

MGE's cash used for investing activities increased $58.7 million for the six months ended June 30, 2018, when compared to the same period in the prior year.

Capital expenditures for the six months ended June 30, 2018, were $100.4 million. This amount represents an increase of $58.2 million from the expenditures made in the same period in the prior year. This increase primarily reflects expenditures on the construction of the Saratoga wind project and the purchase of Forward Wind.

Cash Provided by/(Used for) Financing Activities

MGE Energy

Cash used for MGE Energy's financing activities was $0.4 million for the six months ended June 30, 2018, compared to $13.8 million of cash used for MGE Energy's financing activities for the same period in the prior year.

For the six months ended June 30, 2018, dividends paid were $22.4 million compared to $21.3 million in the prior year. This increase was a result of a higher dividend per share ($0.645 vs. $0.615).

During the six months ended June 30, 2017, MGE issued $40.0 million of senior unsecured notes, which was used to refinance $30.0 million of maturing medium-term notes and assist with financing additional capital expenditures.

For the six months ended June 30, 2018, net short-term borrowings were $24.2 million. There were no short-term borrowings for the six months ended June 30, 2017. The increase in net short-term borrowings primarily reflects expenditures on the construction of the Saratoga wind project and the purchase of Forward Wind.

MGE

During the six months ended June 30, 2018, cash provided by MGE's financing activities was $8.5 million, compared to $27.5 million of cash used for MGE's financing activities for the same period in the prior year.

Dividends paid from MGE to MGE Energy were $25.0 million for the six months ended June 30, 2017. There were no dividends from MGE to MGE Energy for the six months ended June 30, 2018.

Distributions to parent from noncontrolling interest, which represent distributions from MGE Power Elm Road and MGE Power West Campus to MGE Energy, were $13.5 million for the six months ended June 30, 2018, compared to $10.0 million in the prior year.

During the six months ended June 30, 2017, MGE issued $40.0 million of senior unsecured notes, which was used to refinance $30.0 million of maturing medium-term notes and assist with financing additional capital expenditures.

For the six months ended June 30, 2018, net short-term borrowings were $24.2 million. There were no short-term borrowings for the six months ended June 30, 2017. The increase in net short-term borrowings primarily reflects expenditures on the construction of the Saratoga wind project and the purchase of Forward Wind.

Capitalization Ratios

MGE Energy's capitalization ratios were as follows:

	MGE Energy
	June 30, 2018	December 31, 2017
Common shareholders' equity	63.9%	64.6%
Long-term debt(a)	33.8%	35.1%
Short-term debt	2.3%	0.3%

(a)

Includes the current portion of long-term debt.

MGE Energy's and MGE's Capital Requirements

MGE Energy's and MGE's liquidity are primarily affected by their capital requirements. During the six months ended June 30, 2018, capital expenditures for MGE Energy and MGE totaled $100.4 million, which included $96.9 million of utility capital expenditures primarily related to the construction of the Saratoga wind project and the purchase of Forward Wind.

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

Environmental Matters

There were no material updates or developments in environmental matters that occurred during the six months ended June 30, 2018. Further discussion of environmental matters is included in MGE Energy's and MGE's 2017 Annual Report on Form 10-K and Footnote 9.a. of Notes to Consolidated Financial Statements in this Report.

Other Matters

ATC

In 2013, several parties filed a complaint with the FERC seeking to reduce the base return on equity (ROE) used by MISO transmission owners, including ATC, "due to changes in the capital markets." The complaint alleged that the MISO ROE should not exceed 9.15%, the equity components of hypothetical capital structures should be restricted to 50%, and the relevant incentive ROE adders should be discontinued. At the time, MISO's base ROE was 12.38% and ATC's base ROE was 12.2%. In February 2015, a second complaint was filed for the period February 2015 through May 2015 with the FERC requesting a reduction in the base ROE used by MISO transmission owners, including ATC, to 8.67%, with a refund effective date retroactive to the filing date of the complaint. In June 2016, an administrative law judge issued an initial decision for the second complaint that would reduce the transmission owner's base ROE to 9.7%. The initial decision will be reviewed by FERC. It is anticipated FERC will issue an order on this issue in 2019. On September 28, 2016, FERC issued an order on the first complaint, for the period November 2013 through February 2015, reducing the base ROE to 10.32%. This base ROE also became effective September 28, 2016, and will apply to future periods until FERC rules in the second complaint, at which time the base ROE ordered by FERC in the second complaint will prospectively become the authorized base ROE. Any change to ATC's ROE could result in lower equity earnings and distributions from ATC in the future.

In January 2015, FERC accepted the transmission owner's request for a 50 basis-point incentive ROE adder for participating in MISO. The adder became effective January 6, 2015.

Our share of ATC's earnings reflects a pre-tax adjustment of $0.1 million and $0.2 million for the three and six months ended June 30, 2017, respectively, recorded by ATC for these matters representing its estimate of its refund liability. We derived approximately 7.5% and 8.7% of our net income for the six months ended June 30, 2018 and 2017, respectively, from our investment in ATC.

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

MGE has financial gas and electric commodity contracts to hedge commodity price risk in the gas and electric utility segments. These contracts are primarily comprised of exchange-traded option and future contracts. MGE also holds financial transmission rights (FTRs), which are used to hedge the risk of increased transmission congestion charges. At June 30, 2018, the fair value of these instruments exceeded their cost basis by $1.8 million. Under the PGA clause and electric fuel rules, MGE may include the costs and benefits of the aforementioned fuel price risk management tools in the costs of fuel (natural gas or power). Because these costs/benefits are recoverable, the related unrealized loss/gain has been deferred on the consolidated balance sheets as a regulatory asset/liability.

MGE has also entered into a purchased power agreement that provides MGE with firm capacity and energy that began on June 1, 2012, and ends on May 31, 2022 (the "base term"). The agreement also allows MGE an option to extend the contract after the base term. The agreement is considered a derivative contract and is recognized at its fair value on the consolidated balance sheets. However, the derivative qualifies for regulatory deferral and is recognized with a corresponding regulatory asset or liability depending on whether the fair value is in a loss or gain position. The fair value of the contract at June 30, 2018, reflects a loss position of $38.8 million.

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

Additionally, if a counterparty were to default and MGE were to liquidate all contracts with that entity, MGE's credit loss would include the loss in value of mark-to-market contracts; the amount owed for settled transactions; and additional payments, if any, to settle unrealized losses. As of June 30, 2018, no counterparties have defaulted.

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

Item 4. Controls and Procedures.

During the second quarter of 2018, each registrant's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to that registrant, including its subsidiaries, is accumulated and made known to that registrant's management, including these officers, by other employees of that registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, MGE Energy does not control or manage certain of its unconsolidated entities and thus, its access and ability to apply its procedures to those entities is more limited than is the case for its consolidated subsidiaries.

As of June 30, 2018, each registrant's principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective. Each registrant intends to strive continually to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

During the quarter ended June 30, 2018, there were no changes in either registrant's internal controls over financial reporting that materially affected, or are reasonably likely to affect materially, that registrant's internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

MGE Energy and MGE

MGE Energy and its subsidiaries, including MGE, from time to time are involved in various legal proceedings that are handled and defended in the ordinary course of business.

See Footnote 9.a. and 9.b. of Notes to Consolidated Financial Statements in this Report for more information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs*
April 1-30, 2018	12,163	$57.52	-	-
May 1-31, 2018	9,803	58.71	-	-
June 1-30, 2018	49,695	59.32	-	-
Total	71,661	$58.93	-	-

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

Item 4. Mine Safety Disclosures.

Not applicable to MGE Energy and MGE.

Item 6. Exhibits.

Ex. No.	Exhibit Description
4.1*	Indenture of Mortgage and Deed of Trust between Madison Gas and Electric Company and U.S. Bank, N.A. (successor to First Wisconsin Trust Company), as Trustee

10.5*	Joint Power Supply Agreement (Exclusive of Exhibits) with Wisconsin Power and Light Company and Wisconsin Public Service Corporation.

12.1*	Statements regarding computation of ratio of earnings to fixed charges for MGE Energy, Inc.

12.2*	Statements regarding computation of ratio of earnings to fixed charges for Madison Gas and Electric Company.

31.1*	Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 filed by Jeffrey M. Keebler for MGE Energy, Inc.

31.2*	Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 filed by Jeffrey C. Newman for MGE Energy, Inc.

31.3*	Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 filed by Jeffrey M. Keebler for Madison Gas and Electric Company

31.4*	Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 filed by Jeffrey C. Newman for Madison Gas and Electric Company

32.1**	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) filed by Jeffrey M. Keebler for MGE Energy, Inc.

32.2**	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) filed by Jeffrey C. Newman for MGE Energy, Inc.

32.3**	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) filed by Jeffrey M. Keebler for Madison Gas and Electric Company

32.4**	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) filed by Jeffrey C. Newman for Madison Gas and Electric Company

101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

*	Filed herewith.
**	Furnished herewith.

Signatures - MGE Energy, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MGE ENERGY, INC.

Date: August 7, 2018	/s/ Jeffrey M. Keebler
Jeffrey M. Keebler President and Chief Executive Officer (Duly Authorized Officer)

Date: August 7, 2018	/s/ Jeffrey C. Newman
Jeffrey C. Newman Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Chief Financial and Accounting Officer)

Signatures - Madison Gas and Electric Company

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MADISON GAS AND ELECTRIC COMPANY

Date: August 7, 2018	/s/ Jeffrey M. Keebler
Jeffrey M. Keebler President and Chief Executive Officer (Duly Authorized Officer)

Date: August 7, 2018	/s/ Jeffrey C. Newman
Jeffrey C. Newman Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Chief Financial and Accounting Officer)

