Form 10-Q
period 2018-09-30
MGE ENERGY INC; MADISON GAS & ELECTRIC CO
filed 2018-11-06
CIK 1161728, 61339

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:

September 30, 2018

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

Number of Shares Outstanding of Each Class of Common Stock as of October 31, 2018
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

55

Signatures - MGE Energy, Inc.

56

Signatures - Madison Gas and Electric Company

57

PART I. FINANCIAL INFORMATION.

Filing Format

This combined Form 10-Q is being filed separately by MGE Energy, Inc. (MGE Energy) and Madison Gas and Electric Company (MGE). MGE is a wholly owned subsidiary of MGE Energy and represents a majority of its assets, liabilities, revenues, expenses, and operations. Thus, all information contained in this report relates to, and is filed by, MGE Energy. Information that is specifically identified in this report as relating solely to MGE Energy, such as its financial statements and information relating to its nonregulated business, does not relate to, and is not filed by, MGE. MGE makes no representation as to that information. The terms "we" and "our," as used in this report, refer to MGE Energy and its consolidated subsidiaries unless otherwise indicated.

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

The factors that could cause actual results to differ materially from the forward-looking statements made by a registrant include: (a) those factors discussed in the registrants' 2017 Annual Report on Form 10-K: Item 1A. Risk Factors, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, as updated by Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations in this report, and Item 8. Financial Statements and Supplementary Data – Note 17, as updated by Part I, Item 1. Financial Statements – Note 9 in this report, and (b) other factors discussed herein and in other filings made by that registrant with the SEC.

Readers are cautioned not to place undue reliance on these forward-looking statements, which apply only as of the date of this report. MGE Energy and MGE assume no obligation to release publicly any revision to these forward-looking statements to reflect events or circumstances after the date of this report, except as required by law.

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

Definitions, Abbreviations, and Acronyms Used in the Text and Notes of this Report

Abbreviations, acronyms, and definitions used in the text and notes of this report are defined below.

MGE Energy and Subsidiaries:

CWDC	Central Wisconsin Development Corporation
MAGAEL	MAGAEL, LLC
MGE	Madison Gas and Electric Company
MGE Energy	MGE Energy, Inc.
MGE Power	MGE Power, LLC
MGE Power Elm Road	MGE Power Elm Road, LLC
MGE Power West Campus	MGE Power West Campus, LLC
MGE Services	MGE Services, LLC
MGE State Energy Services	MGE State Energy Services, LLC
MGE Transco	MGE Transco Investment, LLC
MGEE Transco	MGEE Transco, LLC

Other Defined Terms:

ACE	Affordable Clean Energy
AFUDC	Allowance for Funds Used During Construction
ARO	Asset Retirement Obligation
ASU	Accounting Standard Update
ATC	American Transmission Company LLC
ATC Holdco	ATC Holdco, LLC
Blount	Blount Station
BSER	Best System of Emissions Reductions
CAVR	Clean Air Visibility Rule
CCR	Coal Combustion Residual
CNG	Compressed Natural Gas
codification	Financial Accounting Standards Board Accounting Standards Codification
Columbia	Columbia Energy Center
cooling degree days	Measure of the extent to which the average daily temperature is above 65 degrees Fahrenheit, which is considered an indicator of possible increased demand for energy to provide cooling
CPP	Clean Power Plan
CSAPR	Cross-State Air Pollution Rule
Dth	Dekatherms, a quantity measure used in respect of natural gas
EGUs	Electric Generating Units
electric margin	Electric revenues less fuel for electric generation and purchase power costs, a non-GAAP measure
Elm Road Units	Elm Road Generating Station
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIP	Federal Implementation Plan
Forward Wind	Forward Wind Energy Center
FTR	Financial Transmission Rights
GAAP	Generally Accepted Accounting Principles
gas margin	Gas revenues less cost of gas sold, a non-GAAP measure
GHG	Greenhouse Gas
heating degree days (HDD)	Measure of the extent to which the average daily temperature is below 65 degrees Fahrenheit, which is considered an indicator of possible increased demand for energy to provide heating
IRS	Internal Revenue Service
kWh	Kilowatt-hour, a measure of electric energy produced

MISO	Midcontinent Independent System Operator (a regional transmission organization)
MW	Megawatt, a measure of electric energy generating capacity
MWh	Megawatt-hour, a measure of electric energy produced
NAAQS	National Ambient Air Quality Standards
NOx	Nitrogen Oxides
PGA	Purchased Gas Adjustment clause, a regulatory mechanism used to reconcile natural gas costs recovered in rates to actual costs
PPA	Purchased Power Agreement
PSCW	Public Service Commission of Wisconsin
Riverside	Riverside Energy Center
ROE	Return on Equity
SCR	Selective Catalytic Reduction
SEC	Securities and Exchange Commission
SO2	Sulfur Dioxide
Stock Plan	Direct Stock Purchase and Dividend Reinvestment Plan of MGE Energy
Tax Act	Tax Cuts and Jobs Act
UW	University of Wisconsin at Madison
VIE	Variable Interest Entity
WCCF	West Campus Cogeneration Facility
WEPCO	Wisconsin Electric Power Company, a subsidiary of WEC Energy Group, Inc.
working capital	Current assets less current liabilities
WPL	Wisconsin Power and Light Company, a subsidiary of Alliant Energy Corporation
XBRL	eXtensible Business Reporting Language

Item 1. Financial Statements.

MGE Energy, Inc.
Consolidated Statements of Income (unaudited)
(In thousands, except per-share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Operating Revenues:
Electric revenues	$119,388	$120,761	$313,537	$321,540
Gas revenues	18,407	18,778	106,152	101,285
Total Operating Revenues	137,795	139,539	419,689	422,825

Operating Expenses:
Fuel for electric generation	16,793	15,829	43,944	39,938
Purchased power	13,024	15,984	43,036	48,058
Cost of gas sold	4,921	5,094	54,109	50,109
Other operations and maintenance	44,130	42,533	131,976	131,177
Depreciation and amortization	14,259	13,372	41,754	39,606
Other general taxes	4,870	4,730	14,653	14,509
Total Operating Expenses	97,997	97,542	329,472	323,397
Operating Income	39,798	41,997	90,217	99,428

Other income, net	4,330	4,943	13,980	12,038
Interest expense, net	(5,025)	(4,727)	(14,547)	(14,507)
Income before income taxes	39,103	42,213	89,650	96,959
Income tax provision	(9,597)	(15,584)	(21,792)	(35,487)
Net Income	$29,506	$26,629	$67,858	$61,472

Earnings Per Share of Common Stock
(basic and diluted)	$0.85	$0.77	$1.96	$1.77

Dividends per share of common stock	$0.338	$0.323	$0.983	$0.938

Weighted Average Shares Outstanding
(basic and diluted)	34,668	34,668	34,668	34,668

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.
Consolidated Statements of Comprehensive Income (unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net Income	$29,506	$26,629	$67,858	$61,472
Other comprehensive income, net of tax:
Unrealized gain on available-for-sale
securities, net of tax ($- and ($40), and $- and
($127), respectively)	-	60	-	189
Comprehensive Income	$29,506	$26,689	$67,858	$61,661

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2018	2017
Operating Activities:
Net income	$67,858	$61,472
Items not affecting cash:
Depreciation and amortization	41,754	39,606
Deferred income taxes	2,352	4,810
Provision for doubtful receivables	642	650
Employee benefit plan (credit) cost	(1,544)	778
Equity earnings in ATC	(6,113)	(7,432)
Gain on sale of property	-	(1,581)
Other items	31	1,103
Changes in working capital items:
Decrease in current assets	25,530	15,259
Increase (decrease) in current liabilities	6,026	(17,615)
Dividends from ATC	5,336	6,142
Cash contributions to pension and other postretirement plans	(3,967)	(9,717)
Other noncurrent items, net	527	2,671
Cash Provided by Operating Activities	138,432	96,146

Investing Activities:
Capital expenditures	(149,001)	(66,286)
Capital contributions to investments	(4,801)	(6,863)
Proceeds from sale of property	-	2,399
Other	368	161
Cash Used for Investing Activities	(153,434)	(70,589)

Financing Activities:
Cash dividends paid on common stock	(34,062)	(32,502)
Repayment of long-term debt	(23,330)	(33,260)
Issuance of long-term debt	100,000	40,000
(Repayments of) proceeds from short-term debt	(4,000)	7,000
Other	(659)	(366)
Cash Provided by (Used for) Financing Activities	37,949	(19,128)

Change in cash, cash equivalents, and restricted cash	22,947	6,429
Cash, cash equivalents, and restricted cash at beginning of period	112,094	101,633
Cash, cash equivalents, and restricted cash at end of period	$135,041	$108,062

Supplemental disclosures of cash flow information:
Significant noncash investing activities:
Accrued capital expenditures	$10,991	$12,469

The accompanying notes are an integral part of the unaudited consolidated financial statements.

MGE Energy, Inc.
Consolidated Balance Sheets (unaudited)
(In thousands)
	September 30,	December 31,
ASSETS	2018	2017
Current Assets:
Cash and cash equivalents	$133,855	$107,952
Accounts receivable, less reserves of $2,416 and $2,840, respectively	41,693	42,299
Other accounts receivable, less reserves of $571 and $335, respectively	7,565	9,440
Unbilled revenues	20,979	31,400
Materials and supplies, at average cost	24,869	22,614
Fuel for electric generation, at average cost	6,945	8,256
Stored natural gas, at average cost	13,614	12,923
Prepaid taxes	12,239	26,535
Regulatory assets - current	8,739	7,888
Assets held for sale	1,755	8,817
Other current assets	8,459	12,507
Total Current Assets	280,712	290,631
Other long-term receivables	3,747	4,788
Regulatory assets	133,936	142,567
Pension and other postretirement benefit asset	14,266	7,336
Other deferred assets and other	8,729	731
Property, Plant, and Equipment:
Property, plant, and equipment, net	1,350,253	1,283,313
Construction work in progress	109,209	58,044
Total Property, Plant, and Equipment	1,459,462	1,341,357
Investments	73,445	67,772
Total Assets	$1,974,297	$1,855,182

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$4,527	$24,452
Short-term debt	-	4,000
Accounts payable	50,340	47,645
Accrued interest and taxes	5,554	5,602
Accrued payroll related items	10,879	12,244
Regulatory liabilities - current	7,330	5,633
Derivative liabilities	9,350	8,180
Other current liabilities	10,509	18,758
Total Current Liabilities	98,489	126,514
Other Credits:
Deferred income taxes	229,197	225,130
Investment tax credit - deferred	843	918
Regulatory liabilities	171,057	154,153
Accrued pension and other postretirement benefits	69,346	69,088
Derivative liabilities	26,920	33,990
Other deferred liabilities and other	72,064	69,041
Total Other Credits	569,427	552,320
Capitalization:
Common shareholders' equity	811,983	778,187
Long-term debt	494,398	398,161
Total Capitalization	1,306,381	1,176,348
Commitments and contingencies (see Footnote 9)
Total Liabilities and Capitalization	$1,974,297	$1,855,182

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.
Consolidated Statements of Common Equity (unaudited)
(In thousands, except per-share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income/(Loss)	Total
2017
Beginning balance - December 31, 2016	34,668	$34,668	$316,268	$372,950	$202	$724,088
Net income				61,472		61,472
Other comprehensive income					189	189
Common stock dividends declared
($0.938 per share)				(32,502)		(32,502)
Ending balance - September 30, 2017	34,668	$34,668	$316,268	$401,920	$391	$753,247

2018
Beginning balance - December 31, 2017	34,668	$34,668	$316,268	$426,874	$377	$778,187
Cumulative effect of new accounting principle				377	(377)	-
Beginning balance - adjusted				427,251	-	778,187
Net income				67,858		67,858
Common stock dividends declared
($0.983 per share)				(34,062)		(34,062)
Ending balance - September 30, 2018	34,668	$34,668	$316,268	$461,047	$-	$811,983

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company
Consolidated Statements of Income (unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Operating Revenues:
Electric revenues	$119,388	$120,760	$313,537	$321,543
Gas revenues	18,407	18,779	106,152	101,294
Total Operating Revenues	137,795	139,539	419,689	422,837

Operating Expenses:
Fuel for electric generation	16,793	15,828	43,944	39,939
Purchased power	13,024	15,985	43,036	48,061
Cost of gas sold	4,921	5,094	54,109	50,117
Other operations and maintenance	43,987	42,331	131,175	130,389
Depreciation and amortization	14,259	13,372	41,754	39,606
Other general taxes	4,870	4,730	14,653	14,509
Income tax provision	9,048	14,059	19,701	32,080
Total Operating Expenses	106,902	111,399	348,372	354,701
Operating Income	30,893	28,140	71,317	68,136

Other Income and Deductions:
AFUDC - equity funds	764	310	2,023	875
Income tax provision	(69)	(663)	(218)	(754)
Other income, net	1,828	2,492	5,380	4,335
Total Other Income and Deductions	2,523	2,139	7,185	4,456
Income before interest expense	33,416	30,279	78,502	72,592

Interest Expense:
Interest on long-term debt	5,696	4,995	16,093	15,051
Other interest, net	62	54	317	150
AFUDC - borrowed funds	(258)	(123)	(683)	(295)
Net Interest Expense	5,500	4,926	15,727	14,906
Net Income	$27,916	$25,353	$62,775	$57,686
Less: Net Income Attributable to Noncontrolling
Interest, net of tax	(5,629)	(5,439)	(16,940)	(16,224)
Net Income Attributable to MGE	$22,287	$19,914	$45,835	$41,462

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company
Consolidated Statements of Comprehensive Income (unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net Income	$27,916	$25,353	$62,775	$57,686
Other comprehensive income, net of tax:
Unrealized loss on available-for-sale
securities, net of tax ($- and $5, and $- and
$26, respectively)	-	(7)	-	(38)
Comprehensive Income	$27,916	$25,346	$62,775	$57,648
Less: Comprehensive Income Attributable to
Noncontrolling Interest, net of tax	(5,629)	(5,439)	(16,940)	(16,224)
Comprehensive Income Attributable to MGE	$22,287	$19,907	$45,835	$41,424

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2018	2017
Operating Activities:
Net income	$62,775	$57,686
Items not affecting cash:
Depreciation and amortization	41,754	39,606
Deferred income taxes	(580)	2,255
Provision for doubtful receivables	642	650
Employee benefit plan (credit) cost	(1,544)	778
Gain on sale of property	-	(1,581)
Other items	768	1,376
Changes in working capital items:
Decrease in current assets	24,864	14,634
Increase (decrease) in current liabilities	9,941	(16,670)
Cash contributions to pension and other postretirement plans	(3,967)	(9,717)
Other noncurrent items, net	374	2,479
Cash Provided by Operating Activities	135,027	91,496

Investing Activities:
Capital expenditures	(149,001)	(66,286)
Proceeds from sale of property	-	1,751
Other	(680)	(45)
Cash Used for Investing Activities	(149,681)	(64,580)

Financing Activities:
Cash dividends paid to parent by MGE	-	(35,000)
Distributions to parent from noncontrolling interest	(19,000)	(16,500)
Repayment of long-term debt	(23,330)	(33,260)
Issuance of long-term debt	100,000	40,000
(Repayments of) proceeds from short-term debt	(4,000)	7,000
Other	(659)	(315)
Cash Provided by (Used for) Financing Activities	53,011	(38,075)

Change in cash, cash equivalents, and restricted cash	38,357	(11,159)
Cash, cash equivalents, and restricted cash at beginning of period	10,093	16,442
Cash, cash equivalents, and restricted cash at end of period	$48,450	$5,283

Supplemental disclosures of cash flow information:
Significant noncash investing activities:
Accrued capital expenditures	$10,991	$12,469

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Madison Gas and Electric Company
Consolidated Balance Sheets (unaudited)
(In thousands)
	September 30,	December 31,
ASSETS	2018	2017
Current Assets:
Cash and cash equivalents	$47,264	$5,951
Accounts receivable, less reserves of $2,416 and $2,840, respectively	41,693	42,299
Affiliate receivables	686	668
Other accounts receivable, less reserves of $571 and $335, respectively	5,856	6,984
Unbilled revenues	20,979	31,400
Materials and supplies, at average cost	24,869	22,614
Fuel for electric generation, at average cost	6,945	8,256
Stored natural gas, at average cost	13,614	12,923
Prepaid taxes	11,486	25,073
Regulatory assets - current	8,739	7,888
Assets held for sale	1,755	8,817
Other current assets	8,424	12,484
Total Current Assets	192,310	185,357
Affiliate receivable long-term	3,310	3,707
Regulatory assets	133,936	142,567
Pension and other postretirement benefit asset	14,266	7,336
Other deferred assets and other	10,517	3,280
Property, Plant, and Equipment:
Property, plant, and equipment, net	1,350,281	1,283,341
Construction work in progress	109,209	58,044
Total Property, Plant, and Equipment	1,459,490	1,341,385
Investments	415	409
Total Assets	$1,814,244	$1,684,041

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$4,527	$24,452
Short-term debt	-	4,000
Accounts payable	50,315	47,614
Accrued interest and taxes	7,409	5,558
Accrued payroll related items	10,879	12,244
Regulatory liabilities - current	7,330	5,633
Derivative liabilities	9,350	8,180
Other current liabilities	10,509	16,749
Total Current Liabilities	100,319	124,430
Other Credits:
Deferred income taxes	202,748	201,486
Investment tax credit - deferred	843	918
Regulatory liabilities	171,057	154,153
Accrued pension and other postretirement benefits	69,346	69,088
Derivative liabilities	26,920	33,990
Other deferred liabilities and other	72,064	69,041
Total Other Credits	542,978	528,676
Capitalization:
Common shareholder's equity	537,707	491,872
Noncontrolling interest	138,842	140,902
Total Equity	676,549	632,774
Long-term debt	494,398	398,161
Total Capitalization	1,170,947	1,030,935
Commitments and contingencies (see Footnote 9)
Total Liabilities and Capitalization	$1,814,244	$1,684,041

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company
Consolidated Statements of Equity (unaudited)
(In thousands)
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling
	Shares	Value	Capital	Earnings	Income/(Loss)	Interest	Total
2017
Beginning balance - Dec. 31, 2016	17,348	$17,348	$192,417	$277,300	$19	$115,665	$602,749
Net income				41,462		16,224	57,686
Other comprehensive loss					(38)		(38)
Cash dividends paid to parent
by MGE				(35,000)			(35,000)
Distributions to parent from
noncontrolling interest						(16,500)	(16,500)
Ending balance - September 30, 2017	17,348	$17,348	$192,417	$283,762	$(19)	$115,389	$608,897

2018
Beginning balance - Dec. 31, 2017	17,348	$17,348	$192,417	$282,135	$(28)	$140,902	$632,774
Cumulative effect of new accounting principle				(28)	28		-
Beginning balance - adjusted				282,107	-		632,774
Net income				45,835		16,940	62,775
Distributions to parent from
noncontrolling interest						(19,000)	(19,000)
Ending balance - September 30, 2018	17,348	$17,348	$192,417	$327,942	$-	$138,842	$676,549

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc., and Madison Gas and Electric Company

Notes to Consolidated Financial Statements (unaudited)

September 30, 2018

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

The accompanying consolidated financial statements as of September 30, 2018, and for the three and nine months ended, are unaudited but include all adjustments that MGE Energy and MGE management consider necessary for a fair statement of their respective financial statements. All adjustments are of a normal, recurring nature except as otherwise disclosed. The year-end consolidated balance sheet information was derived from the audited balance sheet appearing in the 2017 Annual Report on Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These notes should be read in conjunction with the financial statements and the notes on pages 54 through 103 of the 2017 Annual Report on Form 10-K.

b.

Cash, Cash Equivalents, and Restricted Cash – MGE Energy and MGE.

The following table presents the components of total cash, cash equivalents, and restricted cash on the consolidated balance sheets.

	MGE Energy		MGE
	September 30,	December 31,	September 30,	December 31,
(In thousands)	2018	2017	2018	2017
Cash and cash equivalents	$133,855	$107,952	$47,264	$5,951
Restricted cash	406	1,635	406	1,635
Receivable - margin account	780	2,507	780	2,507
Cash, cash equivalents, and restricted cash	$135,041	$112,094	$48,450	$10,093

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

Nine Months Ended
(In thousands)	September 30, 2017
Cash provided by operating activities	$(2,870)
Cash used for investing activities	525
Change in cash, cash equivalents, and restricted cash	(2,345)
Cash, cash equivalents, and restricted cash at beginning of period	5,674
Cash, cash equivalents, and restricted cash at end of period	$3,329

c.

Capitalized Software Assets – Hosting Arrangements – MGE Energy and MGE.

The FASB issued authoritative guidance of accounting for software in a hosted arrangement. MGE Energy and MGE adopted the authoritative guidance as of September 30, 2018. See Footnote 2.a. for further information.

As of September 30, 2018, and December 31, 2017, the net book value of capitalized costs of internal use software incurred in a hosting arrangement was $6.2 million and $0.5 million, respectively. As of September 30, 2018, accumulated amortization expense is less than $0.1 million. As of December 31, 2017, there was no accumulated amortization expense. Capitalized software assets for hosted arrangements and the related accumulated amortization expense are recorded in "Other deferred assets and other" on the consolidated balance sheets of MGE Energy and MGE.

For the three and nine months ended September 30, 2018, MGE recorded less than $0.1 million of amortization expense related to software assets for hosted arrangements. For the three and nine months ended September 30, 2017, no amortization expense was recorded. These costs are recognized in "Other operations and maintenance" expense in the consolidated statements of income of MGE Energy and MGE and are amortized on a straight-line basis over the estimated useful lives of the assets. Software assets for hosted arrangements have useful lives ranging from five to fifteen years.

2.

New Accounting Standards - MGE Energy and MGE.

a.

Recently Adopted

Revenue from Contracts with Customers.

The FASB issued authoritative guidance within the codification's Revenue Recognition topic that provides guidance on the recognition, measurement, and disclosure of revenue from contracts with customers. The new standard establishes a five-step model for recognizing and measuring revenue from contracts with customers and replaces existing guidance on revenue recognition. The underlying principle is that an entity will recognize revenue to present the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services.

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

Financial Instruments.

In January 2016, the FASB issued authoritative guidance within the codification's Financial Instruments topic that provides guidance on the recognition and measurement of financial instruments. This authoritative guidance became effective January 1, 2018, and required equity investments to be measured at fair value with changes in fair value recognized in net income rather than in other comprehensive income. As a result of this guidance, MGE Energy and MGE will no longer have other comprehensive income related to equity investments. This standard was applied using a modified retrospective approach, with a cumulative effect adjustment recorded to opening retained earnings as of the beginning of the fiscal year of adoption. As of January 1, 2018, MGE Energy recorded a $0.4 million increase in retained earnings and a corresponding decrease in accumulated other comprehensive income related to equity investments within the scope of this standard. As of January 1, 2018, MGE recorded less than a $0.1 million decrease in retained earnings and a corresponding increase in accumulated other comprehensive income related to equity investments within the scope of this standard.

Restricted Cash.

In November 2016, the FASB issued authoritative guidance within the codification's Statement of Cash Flows topic that provides guidance on the classification and presentation of changes in restricted cash within the statement of cash flows. Under the new guidance, reporting entities are required to explain the changes in the total of restricted and unrestricted cash and cash equivalents when reconciling the beginning and ending balances on the statement of cash flows. Prior to the authoritative guidance, changes in restricted cash were presented as either cash flows from operating, investing, or financing activities within the statement of cash flows based on the nature of the restriction. Reporting entities are now also required to provide a reconciliation from the balance sheet to the statement of cash flows and disclose the nature of the restrictions of cash. This authoritative guidance became effective January 1, 2018. Upon the effective date, MGE Energy and MGE changed the presentation of restricted cash on the consolidated statements of cash flows to reflect the new accounting guidance retrospectively for all periods presented. See Footnote 1.b. for further information.

Pension and Other Postretirement Benefits.

In March 2017, the FASB issued authoritative guidance within the codification's Compensation – Retirement Benefits topic that provides guidance on the presentation of net periodic pension cost and net periodic postretirement benefit cost (together, net benefit cost). This authoritative guidance became effective January 1, 2018. Under the new guidance, the service cost component of net benefit cost is required to be recorded in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside of income from operations. A practical expedient within the standard permits an employer to use the amounts disclosed in its pension and other postretirement benefit plan footnote for prior comparative periods as the estimation basis for applying the retrospective presentation requirements. MGE Energy and MGE have elected to apply the practical expedient. Upon the effective date, MGE Energy and MGE changed the presentation of net benefit cost on the consolidated statements of income to reflect the new accounting guidance retrospectively to all periods presented. For both MGE Energy and MGE, "Other operations and maintenance expense" increased and "Other income, net" increased $1.0 million and $3.0 million for the three and nine months ended September 30, 2017, respectively. The standard also only allows the service cost component to be eligible for capitalization prospectively from the effective date of the pronouncement (whereas under previous GAAP all components of net benefit cost were eligible for capitalization). See Footnote 6 for further information.

Internal-Use Software – Hosting Arrangements.

In August 2018, the FASB issued amended authoritative guidance within the codification's Intangibles – Goodwill and Other – Internal-Use Software topic. The amended authoritative guidance aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement (hosting arrangement) that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangement that include an internal-use software license). Costs for implementation activities in the development stage are capitalized depending on the nature of the costs and presented in the same line item on the balance sheet as amounts prepaid for the hosted service. Costs incurred during the preliminary and postimplementation stages are expensed as the activities are performed. The costs capitalized as part of implementation stage should be expensed over the term of the hosting contract, which includes any renewable option periods, and presented in the same line on the income statement as the fees for the associated hosted service.

This amended authoritative guidance will become effective January 1, 2020. Early adoption of the amendment is permitted, including adoption in any interim period. Entities can choose to adopt the new guidance either prospectively, for eligible costs incurred on or after the date this guidance is first applied, or retrospectively. MGE Energy and MGE early adopted these amendments retrospectively as of September 30, 2018. The cumulative impact of this guidance on our financial statement was not material, except for additional footnote disclosures. See Footnote 1.c. for further information.

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

Management has begun utilizing a bottoms-up approach to analyze the impact of the standard on our lease portfolio. MGE Energy and MGE have been reviewing current accounting policies and procedures to identify potential differences in accounting treatment that would result from applying the requirements of the new standard to our existing lease portfolio. In addition, we are identifying appropriate changes to our business processes, systems, and controls to support recognition and disclosure requirements under the new standard. This authoritative guidance will become effective January 1, 2019, with early adoption permitted. MGE Energy and MGE anticipate adopting the standard upon the effective date. The new leasing standard requires entities to recognize and measure leases at the beginning of the earliest comparative period presented using a modified retrospective approach. MGE Energy and MGE expect to recognize additional lease assets and liabilities for their operating leases under the standard. MGE Energy and MGE are continuing to evaluate the impact of this pronouncement; however, we do not expect that it will have a material impact on our consolidated net income or cash flows.

3.

Revenue - MGE Energy and MGE.

Revenues disaggregated by revenue source were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30,		September 30,
Electric revenues	2018	2017	2018	2017
Residential	$42,371	$39,905	$107,847	$104,892
Commercial(a)	61,638	64,036	159,264	168,921
Industrial	3,668	4,555	11,193	13,286
Other-retail/municipal	9,431	10,459	26,245	29,141
Total retail	117,108	118,955	304,549	316,240
Sales to the market	1,505	1,068	6,334	3,090
Other revenues	482	445	1,406	1,436
Adjustments to revenues	80	181	344	513
Total electric revenues	119,175	120,649	312,633	321,279

Gas revenues
Residential	11,916	12,121	64,087	61,164
Commercial/Industrial(a)	5,570	5,622	38,728	36,512
Total retail	17,486	17,743	102,815	97,676
Gas transportation	829	944	3,018	3,285
Other revenues	92	91	319	324
Total gas revenues	18,407	18,778	106,152	101,285

Non-regulated energy revenues	213	112	904	261
Total Operating Revenue(a)	$137,795	$139,539	419,689	$422,825

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

MGE has other cost recovery mechanisms. For example, any over-collection of the difference between actual costs incurred and the amount of costs collected from customers is recorded as a reduction of revenue in the period incurred.

Sales to the Market

Sales to the market include energy charges, capacity or demand charges, and ancillary charges represented by wholesale sales of electricity made to third parties who are not ultimate users of the electricity. Most of these sales are spot market transactions on the markets operated by MISO. Each transaction is considered a performance obligation and revenue is recognized in the period in which energy charges, capacity or demand charges, and ancillary services are sold into MISO. MGE reports, on a net basis, transactions on the MISO markets in which it buys and sells power within the same hour to meet electric energy delivery requirements.

Transportation of Gas

MGE has contracts under which MGE provides gas transportation services to customers who have elected to purchase gas from a third party and have the gas delivered via pipelines within MGE's service territory. Revenue is recognized as service is rendered or gas is delivered to customers. Tariffs are approved by the PSCW through a rate order and provide gas transportation customers with the standard terms and conditions, including pricing terms.

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

As of September 30, 2018, and December 31, 2017, MGE Transco held a 3.6% ownership interest in ATC. As of September 30, 2018, and December 31, 2017, MGEE Transco held a 4.4% ownership interest in ATC Holdco.

MGE Transco and MGEE Transco have accounted for their investments in ATC and ATC Holdco, respectively, under the equity method of accounting. Equity earnings from investments are recorded as "Other income" on the consolidated statements of income of MGE Energy. For the three and nine months ended September 30, 2018 and 2017, MGE Transco recorded the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2018	2017	2018	2017
Equity earnings from investment in ATC	$1,672	$2,338	$6,113	$7,432
Dividends from ATC(a)	1,581	2,070	4,540	4,070
Capital contributions to ATC	533	710	2,308	3,018

(a)

MGE Transco recorded a $2.3 million and $2.1 million dividend receivable from ATC as of December 31, 2017 and 2016, respectively. A cash dividend was received in January of each of the proceeding years. MGE Transco recorded a $1.6 million dividend receivable from ATC as of September 30, 2018. A cash dividend was received in October 2018.

ATC Holdco was formed in December 2016. In the near term, it is expected that ATC Holdco will be pursuing transmission development opportunities that typically have long development and investment lead times before becoming operational. During the three and nine months ended September 30, 2018, MGEE Transco recorded capital contributions of $0.1 million and $0.3 million, respectively, to ATC Holdco. During the nine months ended September 30, 2017, MGEE Transco recorded capital contributions of $0.7 million to ATC Holdco. During the three months ended September 30, 2017, MGEE Transco recorded no capital contributions to ATC Holdco.

In October 2018, MGE Transco made a $0.5 million capital contribution to ATC and MGEE Transco made a $0.1 million contribution to ATC Holdco.

ATC's summarized financial data for the three and nine months ended September 30, 2018 and 2017, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2018	2017	2018	2017
Operating revenues	$170,341	$171,123	$501,276	$522,402
Operating expenses	(87,959)	(85,372)	(264,326)	(251,042)
Other income, net	439	1,272	2,070	3,043
Interest expense, net	(27,754)	(28,440)	(82,411)	(81,690)
Earnings before members' income taxes	$55,067	$58,583	$156,609	$192,713

MGE receives transmission and other related services from ATC. During the three and nine months ended September 30, 2018, MGE recorded $7.2 million and $21.7 million, respectively, for transmission services received compared to $7.3 million and $21.9 million for the comparable periods in 2017. MGE also provides a variety of operational, maintenance, and project management services for ATC, which is reimbursed by ATC. As of September 30, 2018, and December 31, 2017, MGE had a receivable due from ATC of $0.1 million and $0.2 million, respectively.

5.

Taxes - MGE Energy and MGE.

Effective Tax Rate.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act. The Tax Act makes broad and complex changes to the U.S. tax code, including the reduction in the U.S. federal corporate tax rate from 35 to 21 percent, effective January 1, 2018. MGE Energy and MGE recorded a provisional decrease in deferred tax assets and deferred tax liabilities as of December 31, 2017. In accordance with Staff Accounting Bulletin 118, any subsequent adjustment to these amounts will be recorded in the fourth quarter of 2018 when the analysis is complete. No adjustments have been recorded during 2018. Beginning January 1, 2018, MGE began amortizing the regulated utility excess deferred taxes recognized using a normalization method of accounting. For the three and nine months ended

September 30, 2018, MGE recognized $0.7 million and $1.9 million, respectively, of excess deferred taxes as a reduction of revenue and a corresponding increase in a regulatory liability. The amount and timing of the cash impacts will depend on the period over which certain income tax benefits are provided to customers, which will be determined by the PSCW.

Customer rates approved for 2018 reflect an income tax rate of 35 percent. In January 2018, the PSCW issued an order directing Wisconsin investor-owned utilities to defer the over-collection of income tax expense as a result of the decrease in tax rate to 21 percent. The PSCW issued an order in May 2018 to return to customers the estimated 2018 over-collection of income tax expense. The decision includes a one-time bill credit on customer bills to reflect the estimate of the over-collection for January through June 2018, along with a monthly volumetric bill credit which began in July 2018 and continues through the remainder of 2018 for the estimated remaining annual amount. As of September 30, 2018, MGE returned $5.9 million to customers through bill credits. Any over/under recovery of the actual costs will be subject to the PSCW's review in a future rate case. As of September 30, 2018, MGE has deferred $2.6 million as a regulatory liability and recorded a corresponding reduction in operating revenues for over-collection of income tax expense (net of customer bill credits).

The consolidated income tax provision differs from the amount computed by applying the statutory federal income tax rate to income before income taxes, as follows:

	MGE Energy		MGE
Three Months Ended September 30,	2018	2017	2018	2017
Statutory federal income tax rate	21.0%	35.0%	21.0%	35.0%
State income taxes, net of federal benefit	6.3%	5.2%	6.2%	5.1%
Amortized investment tax credits	(0.1)%	(0.3)%	(0.1)%	(0.4)%
Credit for electricity from wind energy	(0.3)%	(1.1)%	(0.2)%	(1.1)%
Domestic manufacturing deduction	-%	(1.5)%	-%	(1.4)%
AFUDC equity, net	(0.6)%	(0.1)%	(0.6)%	(0.1)%
Amortization of utility excess deferred tax - tax reform(a)	(1.8)%	-%	(1.8)%	-%
Other, net, individually insignificant	-%	(0.3)%	0.1%	(0.4)%
Effective income tax rate	24.5%	36.9%	24.6%	36.7%

	MGE Energy		MGE
Nine Months Ended September 30,	2018	2017	2018	2017
Statutory federal income tax rate	21.0%	35.0%	21.0%	35.0%
State income taxes, net of federal benefit	6.3%	5.2%	6.2%	5.1%
Amortized investment tax credits	(0.1)%	(0.3)%	(0.1)%	(0.4)%
Credit for electricity from wind energy	(0.3)%	(1.3)%	(0.3)%	(1.4)%
Domestic manufacturing deduction	-%	(1.6)%	-%	(1.7)%
AFUDC equity, net	(0.8)%	(0.2)%	(0.8)%	(0.2)%
Amortization of utility excess deferred tax - tax reform(a)	(1.8)%	-%	(2.0)%	-%
Other, net, individually insignificant	-%	(0.2)%	0.1%	(0.1)%
Effective income tax rate	24.3%	36.6%	24.1%	36.3%

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

The following table presents the components of net periodic benefit costs recognized for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2018	2017	2018	2017
Pension Benefits
Components of net periodic benefit cost:
Service cost	$1,431	$1,351	$4,292	$4,043
Interest cost	3,215	3,168	9,645	9,481
Expected return on assets	(6,560)	(5,762)	(19,680)	(17,244)
Amortization of:
Prior service credit	(11)	(4)	(33)	(12)
Actuarial loss	1,319	1,594	3,958	4,769
Net periodic benefit (credit) cost	$(606)	$347	$(1,818)	$1,037

Postretirement Benefits
Components of net periodic benefit cost:
Service cost	$320	$315	$962	$944
Interest cost	653	678	1,959	2,034
Expected return on assets	(808)	(722)	(2,424)	(2,165)
Amortization of:
Transition obligation	1	1	2	2
Prior service credit	(667)	(667)	(2,001)	(2,001)
Actuarial loss	122	190	366	570
Net periodic benefit (credit) cost	$(379)	$(205)	$(1,136)	$(616)

7.

Equity and Financing Arrangements - MGE Energy.

a.

Common Stock.

MGE Energy sells shares of its common stock through its Stock Plan. Those shares may be newly issued shares or shares that MGE Energy has purchased in the open market for resale to participants in the Stock Plan. All sales under the Stock Plan are covered by a shelf registration statement that MGE Energy filed with the SEC. For both the three and nine months ended September 30, 2018 and 2017, MGE Energy did not issue any new shares of common stock under the Stock Plan.

b.

Dilutive Shares Calculation.

MGE Energy does not have any stock option or stock award programs or any dilutive securities.

c.

Long-term Debt - MGE Energy and MGE.

In July 2018, MGE issued $20 million of new long-term unsecured debt carrying an interest rate of 4.24% per annum over its 35-year term and $20 million of new long-term unsecured debt carrying an interest rate of 4.34% per annum over its 40-year term. In September 2018, MGE issued $60 million of new long-term unsecured debt carrying an interest rate of 4.19% per annum over its 30-year term. MGE used the net proceeds from these debt financings to assist with financing capital expenditures, such as the Saratoga Wind Farm, and to refinance $20 million of long-term debt which matured in September 2018. The covenants of the new long-term unsecured debt are substantially consistent with MGE's existing unsecured long-term debt.

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

In 2018, 5,810 units were granted under the Director Incentive Plan and are subject to a three-year graded vesting schedule, and 17,830 units were granted under the Performance Unit Plan and are subject to a five-year graded vesting schedule. On the grant date, the cost of the director or employee services received in exchange for a performance unit award is measured based on the current market value of MGE Energy common stock. The fair value of the awards is remeasured quarterly, including as of September 30, 2018, as required by applicable accounting standards. Changes in fair value as well as the original grant are recognized as compensation cost. Since this amount is remeasured throughout the vesting period, the compensation cost is subject to variability.

For nonretirement eligible employees under the Performance Unit Plan, stock-based compensation costs are accrued and recognized using the graded vesting method. Compensation cost for retirement eligible employees or employees that will become retirement eligible during the vesting schedule are recognized on an abridged horizon as retirement eligibility accelerates vesting.

During the three and nine months ended September 30, 2018, MGE recorded $0.3 million and $1.3 million, respectively, in compensation expense as a result of awards under the plans compared to $0.3 million and $1.0 million for the comparable periods in 2017. In January 2018, cash payments of $1.6 million were distributed relating to awards that were granted under the plans. No forfeitures of units occurred during the three and nine months ended September 30, 2018 and 2017. As of September 30, 2018, $5.5 million of outstanding awards are vested. Of this amount, no cash settlements have occurred as cash payments are only made at the end of the period covered by the awards.

9.

Commitments and Contingencies.

a.

Environmental - MGE Energy and MGE.

MGE Energy and MGE are subject to frequently changing local, state, and federal regulations concerning air quality, water quality, land use, threatened and endangered species, hazardous materials handling, and solid waste disposal. These regulations affect the manner in which they conduct their operations, the costs of those operations, as well as capital and operating expenditures. Several of these environmental rules are subject to legal challenges, reconsideration and/or other uncertainties. Regulatory initiatives, proposed rules, and court challenges to adopted rules have the potential to have a material effect on our capital expenditures and operating costs. Management believes compliance costs will be recovered in future rates based on previous treatment of environmental compliance projects. These initiatives, proposed rules, and court challenges include:

•

The EPA's published water effluent limitations guidelines and standards for steam electric power plants, which focus on the reduction of metals and other pollutants in wastewater from new and existing power plants, such as the coal-burning plants at Columbia and the Elm Road Units.

•

The EPA's cooling water intake rules, which require cooling water intake structures at electric power plants, such as our WCCF, Blount, and Columbia plants, to meet best available technology standards so that mortality from entrainment (drawing aquatic life into a plant's cooling system) and impingement (trapping aquatic life on screens) are reduced.

•

Greenhouse Gas (GHG) reduction guidelines and approval criteria established under the Clean Air Act for states to use in developing plans to control GHG emissions from existing fossil fuel-fired electric generating units (EGUs). In 2015, the EPA finalized the Clean Power Plan (CPP) which directed states to submit plans to reduce GHG emissions from the electric generation sector. In February 2016, the U.S. Supreme Court stayed implementation of the CPP and the stay remains in effect. In October 2017, the EPA issued a proposed rule to repeal the CPP. In August 2018, the EPA proposed the Affordable Clean Energy (ACE) rule which would replace the CPP, if successfully implemented. The ACE proposal directs states to submit plans to the EPA for approval that implement standards of performance (called Best System of Emissions Reductions, or BSER) for individual EGUs over 25 MW. ACE defines BSER as on-site, heat-rate efficiency improvements, whereas the CPP defines BSERs using carbon dioxide emission performance rates. Simple cycle units such as our smaller combustion units, and combined cycle units such as our WCCF are exempt from the proposed rule. If a state fails to prepare a plan, or their plan is not approved by the EPA a federal implementation plan (FIP) will be issued for that state. The proposed ACE as it is currently written has the potential to impact our Blount Generating Station, Columbia, and Elm Road Units.

MGE cannot yet determine with any certainty the impact of the proposed ACE rule on our operations. MGE previously determined that if the CPP were to be implemented in its present form, it would have a material impact on MGE. MGE will continue to monitor developments with the proposed ACE rule and the CPP rule and litigation.

•

The EPA's rule to regulate ambient levels of ozone through the 2015 Ozone National Ambient Air Quality Standards (NAAQS). On May 1, 2018, EPA issued a final rule which designated the northeast portion of Milwaukee County as being in nonattainment with this NAAQS. The Elm Road Units are located in Milwaukee County, yet outside the designated nonattainment area. In August 2018, several environmental groups, the City of Chicago and the State of Illinois filed federal lawsuits challenging the EPA's attainment designation decisions, including the partial Milwaukee County designation as being too narrow and not sufficiently protective. MGE is monitoring the outcome of this lawsuit and how it may affect our Elm Road Units in Milwaukee County. At this time MGE expects that the 2015 Ozone NAAQS will not have a material effect on its existing plants based on final designations.

The State of Wisconsin has joined a lawsuit filed by several states challenging the EPA's 2015 Ozone NAAQS, alleging that the new standard is not attainable and the EPA is not properly considering background levels in setting its ozone attainment levels. The lawsuit is ongoing; however, the significance of the challenge, as it might relate to MGE, is now diminished with the final ozone attainment designations.

•

Rules regulating nitrogen oxide (NOx) and sulfur dioxide (SO2) emissions, including the Cross State Air Pollution Rule (CSAPR), CSAPR Update Rule and Clean Air Visibility Rule (CAVR). At this time, regulatory obligations, compliance strategies, and costs remain unclear due to uncertainties surrounding the ongoing implementation of Phase II of CSAPR and the continued legal challenges surrounding CSAPR, the CSAPR Update Rule and CAVR.

•

The EPA's Coal Combustion Residuals Rule (CCR), which regulates coal ash from burning coal for the purpose of generating electricity as a solid waste, and defines what ash use activities would be considered generally exempt beneficial reuse of coal ash. The CCR rule also regulates landfills, ash ponds, and other surface impoundments used for coal combustion residuals by regulating their design, location, monitoring, and operation. Review of our Elm Road Units has indicated that the costs to comply with this rule are not expected to be significant. Columbia's operator has completed a review of their system and has determined that an onsite ash pond will need to be closed and replaced with a dry ash handling system. The dry ash handling system installation is planned for 2020-2021. In July 2018, the EPA published a final rule that included amendments to the CCR (which include the allowance of alternative performance standards for landfills and surface impoundments, revised risk-based groundwater protection standards, and an extension of the deadline by which certain facilities must cease the placement of waste in CCR units). In August 2018, the Court of Appeals for the D.C. Circuit vacated parts of the CCR for not being sufficiently protective of the environment. It is unclear how the EPA will respond to that decision. MGE will continue to monitor potential rule modifications to assess potential impacts on our operations.

In 2015, MGE recorded an asset retirement obligation for its share of the legal liability associated with the effect of the CCR. Actual costs of compliance may be different than the amount recorded due to potential changes in compliance strategies that will be used, as well as other potential cost estimate changes.

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

Purchase Contracts - MGE Energy and MGE.

MGE Energy and MGE have entered into various commodity supply, transportation, and storage contracts to meet their obligations to deliver electricity and natural gas to customers. Management expects to recover these costs in future customer rates. The following table shows future commitments related to purchase contracts as of September 30, 2018:

(In thousands)	2018	2019	2020	2021	2022	Thereafter
Coal(a)	$6,716	$21,188	$8,434	$828	$-	$-
Natural gas supply(b)	12,245	13,287	-	-	-	-
Saratoga wind(c)	1,006	858	2,266	1,775	1,784	4,459
Other	1,772	502	502	502	502	502
	$21,739	$35,835	$11,202	$3,105	$2,286	$4,961

(a)

Total coal commitments for the Columbia and Elm Road Units, including transportation. Fuel procurement for MGE's jointly owned Columbia and Elm Road Units is handled by WPL and WEPCO, respectively, who are the operators of those facilities.

(b)

These commitments include market-based pricing.

(c)

In December 2017, the PSCW authorized construction of a 66MW wind farm, consisting of 33 turbines, located near Saratoga, Iowa. MGE received specific approval to recover 100% AFUDC on the project. As of September 30, 2018, MGE has incurred $66.5 million of capital expenditures. After tax, MGE has recognized $0.6 million and $1.3 million, respectively, in AFUDC equity related to this project for the three and nine months ended September 30, 2018. Construction of the project is expected to be completed by early 2019, with an estimated capital cost of $108 million.

d.

Other Commitments - MGE Energy.

In September 2018, MGE Energy entered into two subscription agreements to invest in nonpublic venture capital funds. From time to time, these funds make capital calls to their investors. MGE Energy has committed to contribute $2.3 million in capital for such capital calls. The timing of these capital calls is dependent on the needs of the funds and is therefore uncertain at this time.

10.

Rate Matters - MGE Energy and MGE.

a.

Rate Proceedings.

In July 2018, MGE filed an application with the PSCW to adjust electric and gas rates for 2019 and 2020. MGE filed its application through a settlement agreement between MGE and intervening parties in the rate case, subject to PSCW approval. The settlement proposal would decrease electric rates by 1.94% in 2019. This amount is subject to change based on the final outcome of MGE's 2019 Fuel Cost Plan. MGE will maintain this rate level for 2020, with the exception that MGE will file a 2020 Fuel Cost Plan in 2019 and MGE's electric rates will be adjusted accordingly. The decrease reflects the ongoing tax impacts of the Tax Act and the addition of lower-cost renewable generation capacity. The settlement agreement increases gas rates by 1.06% in 2019 and 1.46% in 2020. The requested gas increase covers infrastructure costs. It also reflects the impacts of the Tax Act. The return on common stock equity for 2019 and 2020 will be 9.8% based on a capital structure consisting of 56.6% common equity in 2019 and 56.1% common equity in 2020.

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

In August 2018, the PSCW issued a final decision in the fuel rules proceedings for MGE to refund $4.2 million of additional fuel savings realized during 2017 to its retail electric customers over a one-month period in October 2018. There was no change to the refund in the fuel rules proceedings from the amount MGE deferred as of December 31, 2017.

As of September 30, 2018, MGE has deferred $7.2 million of 2018 fuel savings. The 2018 fuel savings will be subject to the PSCW's annual review of 2018 fuel costs, expected to be completed in 2019. As of December 31, 2017, MGE had deferred $4.2 million of 2017 fuel savings.

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

b.

Notional Amounts.

The gross notional volume of open derivatives is as follows:

	September 30, 2018	December 31, 2017
Commodity derivative contracts	482,450 MWh	552,310 MWh
Commodity derivative contracts	8,557,000 Dth	5,460,000 Dth
FTRs	3,681 MW	2,226 MW
PPA	2,200 MW	2,650 MW

c.

Financial Statement Presentation.

MGE purchases and sells exchange-traded and over-the-counter options, swaps, and future contracts. These arrangements are primarily entered into to help stabilize the price risk associated with gas or power purchases. These transactions are employed by both MGE's gas and electric segments. Additionally, as a result of the firm transmission agreements that MGE holds on electricity transmission paths in the MISO market, MGE holds financial transmission rights (FTRs). An FTR is a financial instrument that entitles the holder to a stream of revenues or charges based on the differences in hourly day-ahead energy prices between two points on the transmission grid. The fair values of these instruments are offset with a corresponding regulatory asset/liability depending on whether they are in a net loss/gain position. Depending on the nature of the instrument, the gain or loss associated with these transactions will be reflected as cost of gas sold, fuel for electric generation, or purchased power expense in the delivery month applicable to the instrument. As of September 30, 2018, and December 31, 2017, the fair value of exchange traded derivatives and FTRs exceeded their cost basis by $1.6 million and $0.2 million, respectively.

MGE is a party to a purchased power agreement that provides MGE with firm capacity and energy during a base term from June 1, 2012, through May 31, 2022. The agreement also allows MGE an option to extend the contract after the base term. The agreement is accounted for as a derivative contract and is recognized at its fair value on the consolidated balance sheets. However, the derivative qualifies for regulatory deferral and is recognized with a corresponding regulatory asset or liability depending on whether the fair value is in a loss or gain position. The fair value of the contract as of September 30, 2018, and December 31, 2017, reflects a loss position of $36.3 million and $42.2 million, respectively. The actual cost will be recognized in purchased power expense in the month of purchase.

The following table summarizes the fair value of the derivative instruments on the consolidated balance sheets. All derivative instruments in this table are presented on a gross basis and are calculated prior to the netting of instruments with the same counterparty under a master netting agreement as well as the netting of collateral. For financial statement purposes, instruments are netted with the same counterparty under a master netting agreement as well as the netting of collateral. As of September 30, 2018, and December 31, 2017, the receivable margin account balance of $0.8 million and $2.5 million, respectively, is shown net of any collateral posted against derivative positions.

	Derivative	Derivative
(In thousands)	Assets	Liabilities	Balance Sheet Location
September 30, 2018
Commodity derivative contracts(a)	$1,363	$232	Other current assets
Commodity derivative contracts(a)	86	55	Other deferred charges
FTRs	478	-	Other current assets
PPA	N/A	9,350	Derivative liability (current)
PPA	N/A	26,920	Derivative liability (long-term)

December 31, 2017
Commodity derivative contracts(a)	$566	$603	Derivative liability (current)(b)
Commodity derivative contracts(a)	110	190	Derivative liability (long-term)
FTRs	329	-	Other current assets
PPA	N/A	8,180	Derivative liability (current)
PPA	N/A	33,990	Derivative liability (long-term)

(a)

As of December 31, 2017, collateral of $0.1 million was posted against and netted with derivative liability positions on the consolidated balance sheets. No collateral was posted against derivative positions as of September 30, 2018.

(b)

As of December 31, 2017, MGE presented $0.1 million as other current assets on the consolidated balance sheets.

The following tables show the effect of netting arrangements for recognized derivative assets and liabilities that are subject to a master netting arrangement or similar arrangement on the consolidated balance sheets.

Offsetting of Derivative Assets
(In thousands)	Gross Amounts	Gross Amounts Offset in Balance Sheets	Collateral Posted Against Derivative Positions	Net Amount Presented in Balance Sheets
September 30, 2018
Commodity derivative contracts	$1,449	$(287)	$-	$1,162
FTRs	478	-	-	478

December 31, 2017
Commodity derivative contracts	$676	$(654)	$-	$22
FTRs	329	-	-	329

Offsetting of Derivative Liabilities
(In thousands)	Gross Amounts	Gross Amounts Offset in Balance Sheets	Collateral Posted Against Derivative Positions	Net Amount Presented in Balance Sheets
September 30, 2018
Commodity derivative contracts	$287	$(287)	$-	$-
PPA	36,270	-	-	36,270

December 31, 2017
Commodity derivative contracts	$793	$(654)	$(139)	$-
PPA	42,170	-	-	42,170

The following tables summarize the unrealized and realized gains (losses) related to the derivative instruments on the consolidated balance sheets as of September 30, 2018 and 2017, and the consolidated statements of income for the three and nine months ended September 30, 2018 and 2017.

	2018		2017
(In thousands)	Current and Long-Term Regulatory Asset	Other Current Assets	Current and Long-Term Regulatory Asset	Other Current Assets
Three Months Ended September 30:
Balance at July 1,	$36,924	$640	$45,316	$618
Unrealized gain	(2,007)	-	(1,277)	-
Realized (loss) gain reclassified to a deferred account	(316)	316	(313)	313
Realized gain (loss) reclassified to income statement	29	(62)	(1,450)	(57)
Balance at September 30,	$34,630	$894	$42,276	$874

Nine Months Ended September 30:
Balance at January 1,	$41,958	$806	$49,281	$230
Unrealized gain	(5,906)	-	(3,698)	-
Realized (loss) gain reclassified to a deferred account	(837)	837	(935)	935
Realized loss reclassified to income statement	(585)	(749)	(2,372)	(291)
Balance at September 30,	$34,630	$894	$42,276	$874

	Realized Losses (Gains)
	2018		2017
(In thousands)	Fuel for Electric Generation/ Purchased Power	Cost of Gas Sold	Fuel for Electric Generation/ Purchased Power	Cost of Gas Sold
Three Months Ended September 30:
Commodity derivative contracts	$(145)	$-	$362	$18
FTRs	(150)	-	(224)	-
PPA	328	-	1,351	-

Nine Months Ended September 30:
Commodity derivative contracts	$39	$637	$764	$227
FTRs	(625)	-	(1,349)	-
PPA	1,283	-	3,021	-

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

The PPA has a provision that may require MGE to post collateral if MGE's debt rating falls below investment grade (i.e., below BBB-). The amount of collateral that it may be required to post varies from $20.0 million to $40.0 million, depending on MGE's nominated capacity amount. As of September 30, 2018, no collateral is required to be, or has been, posted. Certain counterparties extend MGE a credit limit. If MGE exceeds these limits, the counterparties may require collateral to be posted. As of September 30, 2018, no counterparties were in a net liability position. As of December 31, 2017, certain counterparties were in a net liability position of $0.1 million.

Nonperformance of counterparties to the non-exchange traded derivatives could expose MGE to credit loss. However, MGE enters into transactions only with companies that meet or exceed strict credit guidelines, and it monitors these counterparties on an ongoing basis to mitigate nonperformance risk in its portfolio. As of September 30, 2018, no counterparties have defaulted.

12.

Fair Value of Financial Instruments - MGE Energy and MGE.

Fair value is defined as the price that would be received to sell an asset or would be paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The accounting standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability including assumptions about risk. The standard also establishes a three-level fair value hierarchy based upon the observability of the assumptions used and requires the use of observable market data when available. The levels are:

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

The estimated fair market value of financial instruments are as follows:

	September 30, 2018		December 31, 2017
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
MGE Energy
Assets:
Cash and cash equivalents	$133,855	$133,855	$107,952	$107,952
Liabilities:
Short-term debt - commercial paper	-	-	4,000	4,000
Long-term debt(a)	503,553	523,075	426,883	475,282

MGE
Assets:
Cash and cash equivalents	$47,264	$47,264	$5,951	$5,951
Liabilities:
Short-term debt - commercial paper	-	-	4,000	4,000
Long-term debt(a)	503,553	523,075	426,883	475,282

(a)

Includes long-term debt due within one year. Excludes debt issuance costs and unamortized discount of $4.6 million and $4.3 million as of September 30, 2018, and December 31, 2017, respectively.

b.

Recurring Fair Value Measurements.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis.

	Fair Value as of September 30, 2018
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Derivatives, net	$1,927	$824	$-	$1,103
Exchange-traded investments	1,005	1,005	-	-
Total Assets	$2,932	$1,829	$-	$1,103
Liabilities:
Derivatives, net	$36,557	$140	$-	$36,417
Deferred compensation	2,985	-	2,985	-
Total Liabilities	$39,542	$140	$2,985	$36,417

MGE
Assets:
Derivatives, net	$1,927	$824	$-	$1,103
Exchange-traded investments	70	70	-	-
Total Assets	$1,997	$894	$-	$1,103
Liabilities:
Derivatives, net	$36,557	$140	$-	$36,417
Deferred compensation	2,985	-	2,985	-
Total Liabilities	$39,542	$140	$2,985	$36,417

	Fair Value as of December 31, 2017
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Derivatives, net	$1,005	$278	$-	$727
Exchange-traded investments	792	792	-	-
Total Assets	$1,797	$1,070	$-	$727
Liabilities:
Derivatives, net(b)	$42,963	$210	$-	$42,753
Deferred compensation	3,065	-	3,065	-
Total Liabilities	$46,028	$210	$3,065	$42,753

MGE
Assets:
Derivatives, net	$1,005	$278	$-	$727
Exchange-traded investments	64	64	-	-
Total Assets	$1,069	$342	$-	$727
Liabilities:
Derivatives, net(b)	$42,963	$210	$-	$42,753
Deferred compensation	3,065	-	3,065	-
Total Liabilities	$46,028	$210	$3,065	$42,753

(b)

These amounts are shown gross and exclude $0.1 million of collateral that was posted against derivative positions with counterparties as of December 31, 2017.

No transfers were made in or out of Level 1 or Level 2 for the nine months ended September 30, 2018.

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

The following table presents the significant unobservable inputs used in the pricing model.

	Model Input
Significant Unobservable Inputs	September 30, 2018	December 31, 2017
Basis adjustment:
On peak	91.9%	92.3%
Off peak	93.2%	94.1%
Counterparty fuel mix:
Internal generation	50% - 75%	55% - 75%
Purchased power	50% - 25%	45% - 25%

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

The following table summarizes the changes in Level 3 commodity derivative assets and liabilities measured at fair value on a recurring basis.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2018	2017	2018	2017
Beginning balance	$(37,332)	$(45,605)	$(42,026)	$(50,305)
Realized and unrealized gains (losses):
Included in regulatory assets	2,018	2,846	6,711	7,547
Included in other comprehensive income	-	-	-	-
Included in earnings	26	(1,478)	(434)	(2,614)
Included in current assets	(25)	(14)	(496)	(111)
Purchases	5,736	6,299	17,602	18,481
Sales	-	-	-	-
Issuances	-	-	-	-
Settlements	(5,737)	(4,807)	(16,671)	(15,757)
Transfers in and/or out of Level 3	-	-	-	-
Balance as of September 30,	$(35,314)	$(42,759)	$(35,314)	$(42,759)
Total gains (losses) included in earnings attributed to
the change in unrealized gains (losses) related to
assets and liabilities held at September 30,(c)	$-	$-	$-	$-

The following table presents total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis (c).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2018	2017	2018	2017
Purchased Power Expense	$26	$(1,460)	$(637)	$(2,377)
Cost of Gas Sold Expense	-	(18)	203	(237)
Total	$26	$(1,478)	$(434)	$(2,614)

(c)

MGE's exchange-traded derivative contracts, over-the-counter party transactions, purchased power agreement, and FTRs are subject to regulatory deferral. These derivatives are therefore marked to fair value and are offset in the financial statements with a corresponding regulatory asset or liability.

31

13.

Joint Plant Ownership - MGE Energy and MGE.

a.

Columbia.

In 2016, MGE and WPL negotiated an amendment to the existing Columbia joint operating agreement that has been approved by the PSCW. Under the terms of the amendments, MGE has reduced its obligation to pay certain capital expenditures (other than SCR-related expenditures) at Columbia in exchange for a proportional reduction in MGE's ownership in Columbia. On January 1 of each year from 2017 through 2019 and then on June 1, 2020, the ownership percentage is adjusted through a partial sale based on the amount of capital expenditures foregone. In June 2017, the FERC approved the ownership transfer in Columbia, effective January 1, 2017.

During 2017, MGE accrued $8.8 million of 2017 foregone capital expenditures as part of the ownership transfer agreement with WPL. As of December 31, 2017, MGE classified $8.8 million of Columbia assets as held-for-sale on the consolidated balance sheets. In January 2018, MGE reduced its ownership interest in Columbia from 20.4% to 19.4% as a result of the partial sale of plant assets to WPL.

During the three and nine months ended September 30, 2018, MGE accrued $0.4 million and $1.8 million, respectively, of 2018 foregone capital expenditures as part of the ownership transfer agreement. As of September 30, 2018, MGE classified $1.8 million of Columbia assets as held-for-sale on the consolidated balance sheets. The assets recognized as held-for-sale are covered by the ownership transfer agreement relating to the sale of plant assets to WPL, and are expected to be sold and transferred in January 2019.

b.

Forward Wind.

In April 2018, MGE, along with two other utilities, purchased the Forward Wind Energy Center (Forward Wind), which consists of 86 wind turbines located in Wisconsin with a total capacity of 129 MWs. The aggregate purchase price was approximately $174 million, of which MGE's proportionate share is 12.8%, or approximately $23 million. The purchase of Forward Wind replaced an existing purchase power agreement, under which MGE purchased 12.8% of the facility's energy output.

MGE Energy and MGE are required to record a liability for the fair value of an asset retirement obligation (ARO) to be recognized in the period in which it is incurred if it can be reasonably estimated. The offsetting associated asset retirement costs are capitalized as a long-lived asset and depreciated over the asset's useful life. As of September 30, 2018, MGE recorded an obligation of $1.6 million for the fair value of its legal liability for AROs associated with Forward Wind. MGE has regulatory treatment and recognizes regulatory assets or liabilities for the timing differences between when we recover legal AROs in rates and when those costs would actually be recognized.

14.

Segment Information - MGE Energy and MGE.

MGE Energy operates in the following business segments: electric utility, gas utility, nonregulated energy, transmission investment, and all other. See the 2017 Annual Report on Form 10-K for additional discussion of each of these segments.

The following tables show segment information for MGE Energy's operations for the indicated periods:

(In thousands) MGE Energy	Electric	Gas	Nonregulated Energy	Transmission Investment	All Others	Consolidation/ Elimination Entries	Consolidated Total
Three Months Ended September 30, 2018
Operating revenues	$119,175	$18,407	$213	$-	$-	$-	$137,795
Interdepartmental revenues	(20)	4,219	9,912	-	-	(14,111)	-
Total operating revenues	119,155	22,626	10,125	-	-	(14,111)	137,795
Depreciation and amortization	(9,864)	(2,534)	(1,861)	-	-	-	(14,259)
Other operating expenses	(77,847)	(19,824)	(36)	(4)	(138)	14,111	(83,738)
Operating income (loss)	31,444	268	8,228	(4)	(138)	-	39,798
Other income, net	1,763	829	-	1,620	118	-	4,330
Interest (expense) income, net	(3,217)	(963)	(1,320)	-	475	-	(5,025)
Income before taxes	29,990	134	6,908	1,616	455	-	39,103
Income tax (provision) benefit	(7,306)	42	(1,852)	(441)	(40)	-	(9,597)
Net income	$22,684	$176	$5,056	$1,175	$415	$-	$29,506

Three Months Ended September 30, 2017
Operating revenues	$120,649	$18,778	$112	$-	$-	$-	$139,539
Interdepartmental revenues	(110)	3,892	11,130	-	-	(14,912)	-
Total operating revenues	120,539	22,670	11,242	-	-	(14,912)	139,539
Depreciation and amortization	(9,256)	(2,258)	(1,858)	-	-	-	(13,372)
Other operating expenses(a)	(79,506)	(19,324)	(50)	(9)	(193)	14,912	(84,170)
Operating income (loss)	31,777	1,088	9,334	(9)	(193)	-	41,997
Other income (deductions), net(a)	2,060	742	-	2,258	(117)	-	4,943
Interest (expense) income, net	(2,760)	(795)	(1,371)	-	199	-	(4,727)
Income (loss) before taxes	31,077	1,035	7,963	2,249	(111)	-	42,213
Income tax (provision) benefit	(11,175)	(351)	(3,196)	(906)	44	-	(15,584)
Net income (loss)	$19,902	$684	$4,767	$1,343	$(67)	$-	$26,629

Nine Months Ended September 30, 2018
Operating revenues	$312,633	$106,152	$904	$-	$-	$-	$419,689
Interdepartmental revenues	(234)	12,059	29,579	-	-	(41,404)	-
Total operating revenues	312,399	118,211	30,483	-	-	(41,404)	419,689
Depreciation and amortization	(28,817)	(7,374)	(5,563)	-	-	-	(41,754)
Other operating expenses	(228,957)	(99,251)	(113)	(12)	(789)	41,404	(287,718)
Operating income (loss)	54,625	11,586	24,807	(12)	(789)	-	90,217
Other income, net	5,055	2,347	-	5,908	670	-	13,980
Interest (expense) income, net	(9,036)	(2,689)	(4,002)	-	1,180	-	(14,547)
Income before taxes	50,644	11,244	20,805	5,896	1,061	-	89,650
Income tax provision	(11,492)	(2,788)	(5,638)	(1,611)	(263)	-	(21,792)
Net income	$39,152	$8,456	$15,167	$4,285	$798	$-	$67,858

Nine Months Ended September 30, 2017
Operating revenues	$321,279	$101,285	$261	$-	$-	$-	$422,825
Interdepartmental revenues	(334)	11,708	33,307	-	-	(44,681)	-
Total operating revenues	320,945	112,993	33,568	-	-	(44,681)	422,825
Depreciation and amortization	(27,341)	(6,703)	(5,562)	-	-	-	(39,606)
Other operating expenses(a)	(233,714)	(93,817)	(153)	(9)	(779)	44,681	(283,791)
Operating income (loss)	59,890	12,473	27,853	(9)	(779)	-	99,428
Other income (deductions), net(a)	3,708	1,502	-	7,242	(414)	-	12,038
Interest (expense) income, net	(8,337)	(2,399)	(4,170)	-	399	-	(14,507)
Income (loss) before taxes	55,261	11,576	23,683	7,233	(794)	-	96,959
Income tax (provision) benefit	(18,753)	(4,576)	(9,505)	(2,909)	256	-	(35,487)
Net income (loss)	$36,508	$7,000	$14,178	$4,324	$(538)	$-	$61,472

(a)

Reflects retrospective application of new accounting pronouncement related to pension and other postretirement benefits, see Footnote 2 for further information.

The following tables show segment information for MGE's operations for the indicated periods:

(In thousands) MGE	Electric	Gas	Nonregulated Energy	Consolidation/ Elimination Entries	Consolidated Total
Three Months Ended September 30, 2018
Operating revenues	$119,175	$18,407	$213	$-	$137,795
Interdepartmental revenues	(20)	4,219	9,912	(14,111)	-
Total operating revenues	119,155	22,626	10,125	(14,111)	137,795
Depreciation and amortization	(9,864)	(2,534)	(1,861)	-	(14,259)
Other operating expenses(b)	(85,127)	(19,739)	(1,888)	14,111	(92,643)
Operating income(b)	24,164	353	6,376	-	30,893
Other income, net(b)	1,737	786	-	-	2,523
Interest expense, net	(3,217)	(963)	(1,320)	-	(5,500)
Net income	22,684	176	5,056	-	27,916
Less: Net income attributable to
noncontrolling interest, net of tax	-	-	-	(5,629)	(5,629)
Net income attributable to MGE	$22,684	$176	$5,056	$(5,629)	$22,287

Three Months Ended September 30, 2017
Operating revenues	$120,648	$18,779	$112	$-	$139,539
Interdepartmental revenues	(109)	3,891	11,130	(14,912)	-
Total operating revenues	120,539	22,670	11,242	(14,912)	139,539
Depreciation and amortization	(9,256)	(2,258)	(1,858)	-	(13,372)
Other operating expenses(a), (b)	(90,164)	(19,529)	(3,246)	14,912	(98,027)
Operating income(b)	21,119	883	6,138	-	28,140
Other income, net(a), (b)	1,543	596	-	-	2,139
Interest expense, net	(2,760)	(795)	(1,371)	-	(4,926)
Net income	19,902	684	4,767	-	25,353
Less: Net income attributable to
noncontrolling interest, net of tax	-	-	-	(5,439)	(5,439)
Net income attributable to MGE	$19,902	$684	$4,767	$(5,439)	$19,914

Nine Months Ended September 30, 2018
Operating revenues	$312,633	$106,152	$904	$-	$419,689
Interdepartmental revenues	(234)	12,059	29,579	(41,404)	-
Total operating revenues	312,399	118,211	30,483	(41,404)	419,689
Depreciation and amortization	(28,817)	(7,374)	(5,563)	-	(41,754)
Other operating expenses(b)	(240,333)	(101,938)	(5,751)	41,404	(306,618)
Operating income(b)	43,249	8,899	19,169	-	71,317
Other income, net(b)	4,939	2,246	-	-	7,185
Interest expense, net	(9,036)	(2,689)	(4,002)	-	(15,727)
Net income	39,152	8,456	15,167	-	62,775
Less: Net income attributable to
noncontrolling interest, net of tax	-	-	-	(16,940)	(16,940)
Net income attributable to MGE	$39,152	$8,456	$15,167	$(16,940)	$45,835

Nine Months Ended September 30, 2017
Operating revenues	$321,282	$101,294	$261	$-	$422,837
Interdepartmental revenues	(337)	11,699	33,307	(44,669)	-
Total operating revenues	320,945	112,993	33,568	(44,669)	422,837
Depreciation and amortization	(27,341)	(6,703)	(5,562)	-	(39,606)
Other operating expenses(a), (b)	(251,879)	(98,227)	(9,658)	44,669	(315,095)
Operating income(b)	41,725	8,063	18,348	-	68,136
Other income, net(a), (b)	3,120	1,336	-	-	4,456
Interest expense, net	(8,337)	(2,399)	(4,170)	-	(14,906)
Net income	36,508	7,000	14,178	-	57,686
Less: Net income attributable to
noncontrolling interest, net of tax	-	-	-	(16,224)	(16,224)
Net income attributable to MGE	$36,508	$7,000	$14,178	$(16,224)	$41,462

(a)

Reflects retrospective application of new accounting pronouncement related to pension and other postretirement benefits, see Footnote 2 for further information.

(b)

Amounts are shown net of the related tax expense, consistent with the presentation on the MGE Consolidated Statements of Income.

The following table shows segment information for assets and capital expenditures:

	Utility			Consolidated
(In thousands) MGE Energy	Electric	Gas	Assets not Allocated	Non-regulated Energy	Transmission Investment	All Others	Consolidation/ Elimination Entries	Total
Assets:
September 30, 2018	$1,141,370	$345,349	$64,016	$264,735	$64,722	$472,740	$(378,635)	$1,974,297
December 31, 2017	1,043,181	344,337	26,345	270,384	61,783	485,548	(376,396)	1,855,182
Capital Expenditures:
Nine Months Ended Sept. 30, 2018	$122,108	$22,406	$-	$4,487	$-	$-	$-	$149,001
Year ended Dec. 31, 2017	77,353	26,847	-	3,931	-	-	-	108,131

	Utility			Consolidated
(In thousands) MGE	Electric	Gas	Assets not Allocated	Non-regulated Energy	Elimination Entries	Total
Assets:
September 30, 2018	$1,141,370	$345,349	$64,016	$264,685	$(1,176)	$1,814,244
December 31, 2017	1,043,181	344,337	26,345	270,334	(156)	1,684,041
Capital Expenditures:
Nine Months Ended Sept. 30, 2018	$122,108	$22,406	$-	$4,487	$-	$149,001
Year ended Dec. 31, 2017	77,353	26,847	-	3,931	-	108,131

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

Executive Overview

Our primary focus today and for the foreseeable future is our core utility customers at MGE as well as creating long-term value for our shareholders. MGE continues to face the challenge of providing its customers with reliable power at competitive prices. MGE meets this challenge by investing in more efficient generation projects, including renewable energy sources. MGE continues to examine and pursue opportunities to reduce the proportion that coal generation represents in its generation mix, including the reduction in its ownership of Columbia and its growing ownership of renewable generation sources. MGE will continue to focus on growing earnings while controlling operating and fuel costs. MGE maintains safe and efficient operations in addition to providing customer value. We believe it is critical to maintain a strong credit standing consistent with financial strength in MGE as well as the parent company in order to accomplish these goals.

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

•

Environmental laws and regulations, including adopted and pending environmental rule changes, and

•

Other factors listed in "Item 1A. Risk Factors" in our 2017 Annual Report on Form 10-K.

For the three months ended September 30, 2018, MGE Energy's earnings were $29.5 million or $0.85 per share compared to $26.6 million or $0.77 per share for the same period in the prior year. MGE's earnings for the three months ended September 30, 2018, were $22.3 million compared to $19.9 million for the same period in the prior year.

For the nine months ended September 30, 2018, MGE Energy's earnings were $67.9 million or $1.96 per share compared to $61.5 million or $1.77 per share for the same period in the prior year. MGE's earnings for the nine months ended September 30, 2018, were $45.8 million compared to $41.5 million for the same period in the prior year.

MGE Energy's net income was derived from our business segments as follows:

	Three Months Ended		Nine Months Ended
(In millions)	September 30,		September 30,
Business Segment:	2018	2017	2018	2017
Electric Utility	$22.6	$19.9	$39.1	$36.5
Gas Utility	0.2	0.7	8.5	7.0
Nonregulated Energy	5.1	4.8	15.2	14.2
Transmission Investments	1.2	1.3	4.3	4.3
All Other	0.4	(0.1)	0.8	(0.5)
Net Income	$29.5	$26.6	$67.9	$61.5

Our net income during the three and nine months ended September 30, 2018, compared to the same period in the prior year primarily reflects the effects of the following factors:

Electric Utility

For the three and nine months ended September 30, 2018, electric operating income increased primarily as a result of more favorable weather conditions in the current year. The average temperature in August 2018 was 72 degrees compared to 67 degrees in August 2017.

Gas Utility

For the nine months ended September 30, 2018, gas operating income increased primarily related to an increase in gas retail sales reflecting higher customer demand resulting from colder weather experienced in April 2018 compared to the same period in the prior year and an increase in retail customers. The average temperature in April 2018 was 38 degrees compared to 50 degrees in April 2017. For the three months ended September 30, 2018, gas operating income was relatively flat.

During the first nine months of 2018, the following events occurred:

Tax Reform: On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act. The Tax Act makes broad and complex changes to the U.S. tax code, including the reduction in the U.S. federal corporate tax rate from 35 to 21 percent, effective January 1, 2018.

Customer rates approved for 2018 reflect an income tax rate of 35 percent. In January 2018, the PSCW issued an order directing Wisconsin investor-owned utilities to defer the over-collection of income tax expense as a result of the decrease in tax rate to 21 percent. The PSCW issued an order in May 2018 to return to customers the estimated 2018 over-collection of income tax expense. As of September 30, 2018, MGE returned $5.9 million to customers through bill credits. Any over/under recovery of the actual costs will be subject to the PSCW's review in a future rate case. As of September 30, 2018, MGE has deferred $2.6 million as a regulatory liability and recorded a corresponding reduction in operating revenues for over-collection of income tax expense (net of customer bill credits).

Saratoga Wind Farm: In December 2017, the PSCW authorized construction of a 66MW wind farm, consisting of 33 turbines, located near Saratoga, Iowa. MGE received specific approval to recover 100% AFUDC on the project. As of September 30, 2018, MGE has incurred $66.5 million of capital expenditures. After tax, MGE has recognized $0.6 million and $1.3 million, respectively, in AFUDC equity related to this project for the three and nine months ended September 30, 2018. Construction of the project is expected to be completed by early 2019, with an estimated capital cost of $108 million.

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

Columbia: MGE and WPL have negotiated an amendment to the existing Columbia joint operating agreement, effective January 1, 2017, under which MGE has reduced its obligation to pay certain capital expenditures (other than SCR-related expenditures) at Columbia in exchange for a proportional reduction in MGE's ownership in Columbia. On January 1 of each year from 2017 through 2019 and then on June 1, 2020, the ownership percentage is adjusted through a partial sale based on the amount of capital expenditures foregone. As of September 30, 2018, and December 31, 2017, MGE classified $1.8 million and $8.8 million, respectively, of Columbia assets as held-for-sale on the consolidated balance sheets. In January 2018, MGE reduced its ownership interest in Columbia from 20.4% to 19.4% as a result of the partial sale of plant assets to WPL.

Deferred Fuel Costs – Subject to Refund: As of September 30, 2018, MGE has deferred $7.2 million of 2018 fuel savings. These costs will be subject to the PSCW's annual review of 2018 fuel costs, expected to be completed in 2019.

Debt Issuance: MGE issued $40 million of long-term unsecured debt in July 2018 and $60 million of long-term unsecured debt in September 2018. The proceeds of these debt financings were used to assist with the financing of additional capital expenditures, such as the Saratoga Wind Farm, and refinanced $20 million of long-term debt that matured in September 2018. The covenants of these debt issues are substantially consistent with MGE's existing unsecured long-term debt.

In the near term, several items may affect us, including:

2017 Annual Fuel Proceeding: In August 2018, the PSCW issued a final decision in the fuel rules proceedings for MGE to refund $4.2 million of additional fuel savings realized during 2017 to its retail electric customers over a one-month period in October 2018. There was no change to the refund in the fuel rules proceedings from the amount MGE deferred as of December 31, 2017.

2019/2020 Rate Change Settlement: In July 2018, MGE filed an application with the PSCW to adjust electric and gas rates for 2019 and 2020. MGE filed its application through a settlement agreement between MGE and intervening parties in the rate case, subject to PSCW approval. The settlement proposal would decrease electric rates by 1.94% in 2019. This amount is subject to change based on the final outcome of MGE's 2019 Fuel Cost Plan. MGE will maintain this rate level for 2020, with the exception that MGE will file a 2020 Fuel Cost Plan in 2019 and MGE's electric rates will be adjusted accordingly. The decrease reflects the ongoing tax impacts of the Tax Act and the addition of lower-cost renewable generation capacity. The settlement agreement increases gas rates by 1.06% in 2019 and 1.46% in 2020. The requested increase covers infrastructure costs. It also reflects the impacts of the Tax Act.

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

ATC Return on Equity: Several parties have filed complaints with the FERC seeking to reduce the ROE used by MISO transmission owners, including ATC. Any change to ATC's ROE could result in lower equity earnings and distributions from ATC in the future. We derived approximately 6.3% and 7.2% of our net income for the nine months ended September 30, 2018 and 2017, respectively, from our investment in ATC. See "Other Matters" below for additional information concerning ATC.

Environmental Initiatives: There are proposed legislative rules and initiatives involving matters related to air emissions, water effluent, hazardous materials, and greenhouse gases, all of which affect generation plant capital expenditures and operating costs as well as future operational planning. At present, it is unclear how the changes in the Presidential and EPA administrations may affect existing, pending or new legislative or rulemaking proposals or regulatory initiatives. Such legislation and rulemaking could significantly affect the costs of owning and operating fossil-fueled generating plants, such as Columbia and the Elm Road Units, from which we derive approximately 42% of our electric generating capacity as of September 30, 2018. We would expect to seek and receive recovery of any such costs in rates; however, it is difficult to estimate the amount of such costs due to the uncertainty as to the timing and form of the legislation and rules, and the scope and time of the recovery of costs in rates, which may lag the incurrence of those costs.

EPA's Greenhouse Gas (GHG) Rule Under the Clean Air Act: In August 2018, the EPA proposed the Affordable Clean Energy (ACE) rule for states to use to develop plans to control GHG emissions from existing fossil fuel-fired electric generating units (EGUs). The proposed rule applies to EGUs greater than 25 MW in size with exemptions for simple cycle and combined cycle generators. It has the potential to impact our Blount Generating Station, Columbia Power Plant, and Elm Road Units. The ACE proposed rule directs states to submit implementation plans to the EPA for approval that implement standards of performance (referred to as Best System of Emissions Reductions, or BSER) for individual EGUs. If a state fails to prepare a plan, or their plan is not approved by the EPA, a federal implementation plan (FIP) will be issued for that state. The ACE has been designed as a replacement to the EPA's Clean Power Plan (CPP), which also regulated GHGs. The EPA finalized the CPP in 2015. In February 2016, the U.S. Supreme Court stayed implementation of the CPP and the stay remains in effect. In October 2017, the EPA issued a proposed rule to repeal the CPP. MGE will continue to monitor developments with the proposed ACE rule and CPP rule and litigation. The ACE rule is not final, and we are still evaluating the potential impacts. It is difficult to say with any certainty how the ACE will affect our operations. MGE previously determined that if the CPP were to be implemented in its present form, it would have a material impact on MGE.

Columbia: MGE will reduce its obligation to pay certain capital expenditures (other than SCR-related expenditures) at Columbia in exchange for a proportional reduction in MGE's ownership in Columbia. By June 2020, MGE's ownership in Columbia is forecasted to be approximately 19%, a decrease of 3% from the 22% ownership interest held by MGE on January 1, 2016.

Future Generation - Riverside: During the first quarter of 2016, MGE entered into an agreement with WPL under which MGE may acquire up to 50 MW of capacity in a gas-fired generating plant to be constructed by WPL at its Riverside Energy Center in Beloit, Wisconsin, during the five-year period following the in-service date of the plant. The plant is expected to be completed by early 2020.

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

Results of Operations

Results of operations include financial information prepared in accordance with GAAP and electric and gas margins, both which are non-GAAP measures. Electric margin (electric revenues less fuel for electric generation and purchase power costs) and gas margin (gas revenues less cost of gas sold) are non-GAAP measures because they exclude nonregulated operating revenues used in the calculation of the most comparable GAAP measure, operating income; other operations and maintenance expense, depreciation and amortization expense, and other general taxes expense and thus are not measures determined in accordance with GAAP.

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

Three Months Ended September 30, 2018 and 2017

The following table provides a calculation of electric and gas margins (non-GAAP), along with a reconciliation to the most comparable GAAP measure, operating income:

	Three Months Ended September 30,
(In millions)	2018	2017	$ Change
Electric revenues	$119.2	$120.6	$(1.4)
Fuel for electric generation	16.8	15.8	1.0
Purchased power	13.0	16.0	(3.0)
Total Electric Margins	89.4	88.8	0.6

Gas revenues	18.4	18.8	(0.4)
Cost of gas sold	4.9	5.1	(0.2)
Total Gas Margins	13.5	13.7	(0.2)

Other operating revenues	0.2	0.1	0.1
Other operations and maintenance	44.1	42.5	1.6
Depreciation and amortization	14.3	13.4	0.9
Other general taxes	4.9	4.7	0.2
Operating Income	$39.8	$42.0	$(2.2)

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the periods indicated:

	Revenues			Sales (kWh)
(In thousands, except cooling degree days)	Three Months Ended September 30,			Three Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
Residential	$42,371	$39,905	6.2%	256,820	225,992	13.6%
Commercial	61,638	64,036	(3.7)%	520,827	505,771	3.0%
Industrial	3,668	4,555	(19.5)%	47,381	48,896	(3.1)%
Other-retail/municipal	9,431	10,459	(9.8)%	106,953	119,979	(10.9)%
Total retail	117,108	118,955	(1.6)%	931,981	900,638	3.5%
Sales to the market	1,505	1,068	40.9%	33,090	27,581	20.0%
Other revenues	482	445	8.3%	-	-	- %
Adjustments to revenues	80	181	(55.8)%	-	-	- %
Total	$119,175	$120,649	(1.2)%	965,071	928,219	4.0%

Cooling degree days (normal 487)				536	398	34.7%

Electric margin, a non-GAAP measure, increased $0.6 million for the three months ended September 30, 2018, compared to the same period in 2017, due to the following:

(In millions)
Revenue subject to refund, net	$(4.0)
Other	(1.1)
Increase in volume	3.7
Decreased fuel costs	2.0
Total	$0.6

•

Revenue subject to refund. For cost recovery mechanisms, any over-collection of the difference between actual costs incurred and the amount of costs collected from customers is recorded as a reduction of revenue in the period incurred.

o

Tax Act. MGE received a PSCW order in January 2018 to defer the over-collection of income tax expense collected in customer rates as a result of the Tax Act reduction in federal income tax rate to 21 percent. During the three months ended September 30, 2018, MGE recorded a $1.1 million reduction in retail electric revenues and recorded a corresponding regulatory liability. During the three months ended

September 30, 2018, MGE returned $1.8 million to electric customers through bill credits related to the tax credit.

o

Fuel-related costs. MGE's fuel-related costs subject to refund decreased $0.5 million. Under fuel rules, MGE is required to defer electric fuel-related costs that fall outside a 2% cost tolerance band around the amount used in the most recent rate proceeding. Beginning in 2018, over-collection of fuel-related costs outside the tolerance band are reflected as a reduction of revenue in the period incurred. Under-collection of costs outside the tolerance band is reflected as a reduction of purchase power expense in the period incurred. Any potential recovery of excess fuel costs will be recorded in the period received. Prior to adoption of the new revenue recognition guidance, effective January 1, 2018, deferred fuel-related costs were reflected in purchased power expense, with potential refunds associated with fuel savings increasing that expense and potential recovery of excess fuel costs decreasing that expense.

o

Transmission. MGE's transmission costs subject to refund increased $0.4 million.

o

Operating Costs. MGE's electric plant operating costs subject to refund decreased $0.9 million primarily related to lower leased generation costs due to the reduction in tax rate.

•

Other. During the three months ended September 30, 2018, other items affecting electric operating revenues decreased $1.1 million primarily attributable to a decrease in demand charges as a result of a large industrial customer relocating its operations out of state.

•

Volume. During the three months ended September 30, 2018, there was a 13.6% increase in residential electric sales volumes compared to the same period in the prior year driven by favorable weather conditions. During the three months ended September 30, 2018, there was a 3.1% decrease in industrial retail electric sales volumes compared to the same period in the prior year as a result of a large industrial customer relocating its operations out of state.

•

Fuel costs. Fuel costs decreased during the three months ended September 30, 2018, primarily as a result of a reduction in purchased power. The purchase of the Forward Wind Energy Center in April 2018 replaced an existing purchase power agreement that was previously recorded as purchased power expense in fuel costs.

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class for each of the periods indicated:

	Revenues			Therms Delivered
(In thousands, except HDD and average rate per therm of retail customer)	Three Months Ended September 30,			Three Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
Residential	$11,916	$12,121	(1.7)%	5,694	5,841	(2.5)%
Commercial/Industrial	5,570	5,622	(0.9)%	9,657	8,847	9.2%
Total retail	17,486	17,743	(1.4)%	15,351	14,688	4.5%
Gas transportation	829	944	(12.2)%	15,784	14,606	8.1%
Other revenues	92	91	1.1%	-	-	- %
Total	$18,407	$18,778	(2.0)%	31,135	29,294	6.3%

Heating degree days (normal 154)				125	138	(9.4)%
Average rate per therm of
retail customer	$1.139	$1.208	(5.7)%

Gas margin, a non-GAAP measure, decreased $0.2 million for the three months ended September 30, 2018, compared to the same period in 2017, due to the following:

(In millions)
Increase in volume	$0.2
Other	0.1
Revenue subject to refund/tax credit	(0.5)
Total	$(0.2)

41

•

Revenue subject to refund/tax credit. MGE received a PSCW order in January 2018 to defer the over-collection of income tax expense collected in customer rates as a result of the Tax Act reduction in federal income tax rate to 21 percent. Any over-collection of the difference between actual costs incurred and the amount of costs collected from customers is recorded as a reduction of revenue in the period incurred. For the three months ended September 30, 2018, MGE recorded a $0.3 million reduction in retail gas revenues and recorded a corresponding regulatory liability. During the three months ended September 30, 2018, MGE returned $0.2 million to gas customers through bill credits related to the tax credit.

Consolidated operations and maintenance expenses

For the three months ended September 30, 2018, operations and maintenance expenses increased $1.6 million, compared to the same period in the prior year. The following contributed to the net change:

(In millions)
Increased distribution expenses	$1.0
Increased transmission costs	0.4
Increased other costs	0.2
Total	$1.6

For the three months ended September 30, 2018, increased distribution expenses are primarily related to increased overhead line maintenance.

Nonregulated Energy Operations - MGE Energy and MGE

The nonregulated energy operations are conducted through MGE Energy's subsidiaries: MGE Power Elm Road (the Elm Road Units) and MGE Power West Campus (WCCF), which have been formed to own and lease electric generating capacity to assist MGE. For the three months ended September 30, 2018 and 2017, net income at the nonregulated energy operations segment was $5.1 million and $4.8 million, respectively. The decrease in tax rate from 35 to 21 percent, effective January 1, 2018, lowered lease revenues and income tax expense for the three months ended 2018. Income tax expense is a factor used in the formula to calculate lease rates.

Transmission Investment Operations - MGE Energy

For the three months ended September 30, 2018 and 2017, other income at the transmission investment segment was $1.6 million and $2.3 million, respectively. The decrease in tax rate from 35 to 21 percent, effective January 1, 2018, lowered earnings from ATC and income tax expense for the three months ended 2018. Income tax expense is a factor used in the calculation of ATC's transmission rates. The transmission investment segment holds our interest in ATC and ATC Holdco, and its income reflects our equity in the earnings of those investments. ATC Holdco was formed in December 2016. In the near term, it is expected that ATC Holdco will be pursuing transmission development opportunities that typically have long development and investment lead times before becoming operational. See Footnote 4 of the Notes to Consolidated Financial Statements in this Report and "Other Matters" below for additional information concerning ATC and summarized financial information regarding ATC.

Consolidated Income Taxes - MGE Energy and MGE

Although effective tax rates have been lowered as a result of the Tax Act, regulated revenues have been affected as tax expense is a factor in the determination of rates for electric and gas service, and rates relating to our investment in transmission. See Footnote 5 of the Notes to Consolidated Financial Statements in this Report for effective tax rate reconciliation.

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

The following table shows MGE Energy's noncontrolling interest, net of tax, reflected on MGE's consolidated statement of income:

	Three Months Ended
	September 30,
(In millions)	2018	2017
MGE Power Elm Road	$3.8	$3.6
MGE Power West Campus	1.8	1.8

Nine Months Ended September 30, 2018 and 2017

The following table provides a calculation of electric and gas margins (non-GAAP), along with a reconciliation to the most comparable GAAP measure, operating income:

	Nine Months Ended September 30,
(In millions)	2018	2017	$ Change
Electric revenues	$312.6	$321.3	$(8.7)
Fuel for electric generation	43.9	39.9	4.0
Purchased power	43.0	48.1	(5.1)
Total Electric Margins	225.7	233.3	(7.6)

Gas revenues	106.2	101.3	4.9
Cost of gas sold	54.1	50.1	4.0
Total Gas Margins	52.1	51.2	0.9

Other operating revenues	0.9	0.2	0.7
Other operations and maintenance	132.0	131.2	0.8
Depreciation and amortization	41.8	39.6	2.2
Other general taxes	14.7	14.5	0.2
Operating Income	$90.2	$99.4	$(9.2)

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the periods indicated:

	Revenues			Sales (kWh)
(In thousands, except cooling degree days)	Nine Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
Residential	$107,847	$104,892	2.8%	664,195	601,310	10.5%
Commercial	159,264	168,921	(5.7)%	1,432,222	1,389,036	3.1%
Industrial	11,193	13,286	(15.8)%	136,485	153,759	(11.2)%
Other-retail/municipal	26,245	29,141	(9.9)%	294,345	315,692	(6.8)%
Total retail	304,549	316,240	(3.7)%	2,527,247	2,459,797	2.7%
Sales to the market	6,334	3,090	n.m.%	151,586	80,273	88.8%
Other revenues	1,406	1,436	(2.1)%	-	-	- %
Adjustments to revenues	344	513	(32.9)%	-	-	- %
Total	$312,633	$321,279	(2.7)%	2,678,833	2,540,070	5.5%

Cooling degree days (normal 671)				783	570	37.4%

n.m.: not meaningful

Electric margin, a non-GAAP measure, decreased $7.6 million for the nine months ended September 30, 2018, compared to the same period in 2017, due to the following:

(In millions)
Revenue subject to refund, net	$(16.9)
Other	(1.5)
Increase in volume	7.7
Decreased fuel costs	3.1
Total	$(7.6)

43

•

Revenue subject to refund. For cost recovery mechanisms, any over-collection of the difference between actual costs incurred and the amount of costs collected from customers is recorded as a reduction of revenue in the period incurred.

o

Tax Act. MGE received a PSCW order in January 2018 to defer the over-collection of income tax expense collected in customer rates as a result of the Tax Act reduction in federal income tax rate to 21 percent. During the nine months ended September 30, 2018, MGE recorded a $3.2 million reduction in retail electric revenues and recorded a corresponding regulatory liability. During the nine months ended September 30, 2018, MGE returned $4.8 million to electric customers through bill credits related to the tax credit.

o

Fuel-related costs. MGE's fuel-related costs subject to refund decreased $3.9 million. Under fuel rules, MGE is required to defer electric fuel-related costs that fall outside a 2% cost tolerance band around the amount used in the most recent rate proceeding. Beginning in 2018, over-collection of fuel-related costs outside the tolerance band are reflected as a reduction of revenue in the period incurred. Under-collection of costs outside the tolerance band is reflected as a reduction of purchase power expense in the period incurred. Any potential recovery of excess fuel costs will be recorded in the period received. Prior to adoption of the new revenue recognition guidance, effective January 1, 2018, deferred fuel-related costs were reflected in purchased power expense, with potential refunds associated with fuel savings increasing that expense and potential recovery of excess fuel costs decreasing that expense.

o

Transmission. MGE's transmission costs subject to refund decreased $1.8 million primarily related to a one-time refund received in June 2018.

o

Operating Costs. MGE's electric plant operating costs subject to refund decreased $3.2 million primarily related to lower leased generation costs due to the reduction in tax rate.

•

Other. During the nine months ended September 30, 2018, other items affecting electric operating revenues decreased $1.5 million primarily attributable to a decrease in demand charges as a result of a large industrial customer relocating its operations out of state.

•

Volume. During the nine months ended September 30, 2018, there was a 10.5% increase in residential sales volumes compared to the same period in the prior year driven by favorable weather conditions. During the nine months ended September 30, 2018, there was an 11.2% decrease in industrial retail sales volumes compared to the same period in the prior year as a result of a large industrial customer relocating its operations out of state.

•

Fuel costs. Fuel costs decreased during the nine months ended September 30, 2018, primarily as a result of a reduction in purchased power. The purchase of the Forward Wind Energy Center in April 2018 replaced an existing purchase power agreement.

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class for each of the periods indicated:

	Revenues			Therms Delivered
(In thousands, except HDD and average rate per therm of retail customer)	Nine Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
Residential	$64,087	$61,164	4.8%	70,750	60,794	16.4%
Commercial/Industrial	38,728	36,512	6.1%	67,613	58,865	14.9%
Total retail	102,815	97,676	5.3%	138,363	119,659	15.6%
Gas transportation	3,018	3,285	(8.1)%	54,259	50,828	6.8%
Other revenues	319	324	(1.5)%	-	-	- %
Total	$106,152	$101,285	4.8%	192,622	170,487	13.0%

Heating degree days (normal 4,436)				4,650	4,025	15.5%
Average rate per therm of
retail customer	$0.743	$0.816	(8.9)%

Gas margin, a non-GAAP measure, increased $0.9 million for the nine months ended September 30, 2018, compared to the same period in 2017, due to the following:

(In millions)
Increase in volume	$3.2
Other	0.3
Revenue subject to refund/tax credit	(2.6)
Total	$0.9

•

Volume. For the nine months ended September 30, 2018, retail gas deliveries increased 15.6% compared to the same period in the prior year primarily related to customer growth and more favorable weather conditions in the current year.

•

Revenue subject to refund/tax credit. MGE received a PSCW order in January 2018 to defer the over-collection of income tax expense collected in customer rates as a result of the Tax Act reduction in federal income tax rate to 21 percent. Any over-collection of the difference between actual costs incurred and the amount of costs collected from customers is recorded as a reduction of revenue in the period incurred. For the nine months ended September 30, 2018, MGE recorded a $1.3 million reduction in retail gas revenues and recorded a corresponding regulatory liability. During the nine months ended September 30, 2018, MGE returned $1.1 million to gas customers through bill credits related to the tax credit.

Consolidated operations and maintenance expenses

For the nine months ended September 30, 2018, operations and maintenance expenses increased $0.8 million, compared to the same period in the prior year. The following contributed to the net change:

(In millions)
Increased distribution expenses	$1.0
Increased other costs	0.8
Increased administrative and general costs	0.4
Increased electric production expenses	0.3
Decreased transmission costs	(1.7)
Total	$0.8

For the nine months ended September 30, 2018, increased distribution costs are primarily related to increased overhead line maintenance. For the nine months ended September 30, 2018, decreased transmission costs are primarily related to a decrease in transmission rates as a result of a one-time refund received in June 2018. The lower transmission rate is reflected in customer revenue as revenue subject to refund.

Consolidated depreciation expense

Depreciation expense increased $2.2 million for the nine months ended September 30, 2018, compared to the same period in the prior year primarily related to an increase in depreciable assets.

Nonregulated Energy Operations - MGE Energy and MGE

The nonregulated energy operations are conducted through MGE Energy's subsidiaries: MGE Power Elm Road (the Elm Road Units) and MGE Power West Campus (WCCF), which have been formed to own and lease electric generating capacity to assist MGE. For the nine months ended September 30, 2018 and 2017, net income at the nonregulated energy operations segment was $15.2 million and $14.2 million, respectively. The decrease in tax rate from 35 to 21 percent, effective January 1, 2018, lowered lease revenues and income tax expense for the nine months ended 2018. Income tax expense is a factor used in the formula to calculate lease rates.

Transmission Investment Operations - MGE Energy

For the nine months ended September 30, 2018 and 2017, other income at the transmission investment segment was $5.9 million and $7.2 million, respectively. The decrease in tax rate from 35 to 21 percent, effective January 1, 2018, lowered earnings from ATC and income tax expense for the nine months ended 2018. Income tax expense is a factor used in the calculation of ATC's transmission rates. The transmission investment segment holds our interest in ATC and ATC Holdco, and its income reflects our equity in the earnings of those investments. ATC Holdco was formed in December 2016. In the near term, it is expected that ATC Holdco will be pursuing transmission development opportunities that typically have long development and investment lead times before becoming operational. See Footnote 4 of the Notes to Consolidated Financial Statements in this Report and "Other Matters" below for additional information concerning ATC and summarized financial information regarding ATC.

Consolidated Income Taxes - MGE Energy and MGE

Although effective tax rates have been lowered as a result of the Tax Act, regulated revenues have been affected as tax expense is a factor in the determination of rates for electric and gas service, and rates relating to our investment in transmission. See Footnote 5 of the Notes to Consolidated Financial Statements in this Report for effective tax rate reconciliation.

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

	Nine Months Ended
	September 30,
(In millions)	2018	2017
MGE Power Elm Road	$11.6	$10.8
MGE Power West Campus	5.3	5.4

Contractual Obligations and Commercial Commitments - MGE Energy and MGE

There were no material changes, other than from the normal course of business, to MGE Energy's and MGE's contractual obligations (representing cash obligations that are considered to be firm commitments) and commercial commitments (representing commitments triggered by future events) during the nine months ended September 30, 2018, except as noted below. Further discussion of the contractual obligations and commercial commitments is included in Footnote 17 of Notes to Consolidated Financial Statements and "Contractual Obligations and Commercial Commitments for MGE Energy and MGE" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in MGE Energy's and MGE's 2017 Annual Report on Form 10-K.

Purchase Contracts - MGE Energy and MGE

See Footnote 9.c. of Notes to Consolidated Financial Statements in this Report for a description of commitments at September 30, 2018, that MGE Energy and MGE have entered with respect to various commodity supply and transportation contracts to meet their obligations to deliver electricity and natural gas to customers and the Saratoga wind project.

Long-term Debt - MGE Energy and MGE

MGE issued $40 million of long-term unsecured debt in July 2018 and $60 million of long-term unsecured debt in September 2018. The proceeds of these debt financings were used to assist with the financing of additional capital expenditures, such as the Saratoga Wind Farm, and refinance $20 million of long-term debt that matured in September 2018. See Footnote 7 of the Notes to Consolidated Financial Statements in this Report for further discussion of these debt issuances.

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

Cash Flows

The following summarizes cash flows for MGE Energy and MGE during the nine months ended September 30, 2018 and 2017:

	MGE Energy		MGE
(In thousands)	2018	2017	2018	2017
Cash provided by/(used for):
Operating activities	$138,432	$96,146	$135,027	$91,496
Investing activities	(153,434)	(70,589)	(149,681)	(64,580)
Financing activities	37,949	(19,128)	53,011	(38,075)

Cash Provided by Operating Activities

MGE Energy

MGE Energy's consolidated net cash provided by operating activities is derived mainly from the electric and gas operations of its principal subsidiary, MGE.

Cash provided by operating activities for the nine months ended September 30, 2018, was $138.4 million, an increase of $42.3 million when compared to the same period in the prior year, primarily reflecting changes in working capital items between periods.

MGE Energy's net income increased $6.4 million for the nine months ended September 30, 2018, when compared to the same period in the prior year.

MGE Energy's federal and state taxes paid decreased $12.3 million for the nine months ended September 30, 2018, when compared to the same period in the prior year, reflecting the reduction in tax rates effected by the Tax Act.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $17.2 million in cash provided by operating activities for the nine months ended September 30, 2018, primarily due to decreased unbilled revenues and increased other current liabilities.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $16.8 million in cash used for operating activities for the nine months ended September 30, 2017, primarily due to decreased accounts payable and increased gas inventories, partially offset by decreased unbilled revenues and increased other current liabilities.

A decrease in pension contribution resulted in an additional $5.8 million in cash provided by operating activities for the nine months ended September 30, 2018, when compared to the same period in the prior year. Pension contributions reflect amounts required by law and discretionary amounts.

MGE

Cash provided by operating activities for the nine months ended September 30, 2018, was $135.0 million, an increase of $43.5 million when compared to the same period in the prior year, primarily reflecting changes in working capital items between periods.

Net income increased $5.1 million for the nine months ended September 30, 2018, when compared to the same period in the prior year.

MGE's federal and state taxes paid decreased $12.3 million for the nine months ended September 30, 2018, when compared to the same period in the prior year, reflecting the reduction in tax rates effected by the Tax Act.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $19.3 million in cash provided by operating activities for the nine months ended September 30, 2018, primarily due to decreased unbilled revenues and increased other current liabilities.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $16.5 million in cash used for operating activities for the nine months ended September 30, 2017, primarily due to decreased accounts payable and increased gas inventories, partially offset by decreased unbilled revenues and increased other current liabilities.

A decrease in pension contribution resulted in an additional $5.8 million in cash provided by operating activities for the nine months ended September 30, 2018, when compared to the same period in the prior year. Pension contributions reflect amounts required by law and discretionary amounts.

Cash Used for Investing Activities

MGE Energy

MGE Energy's cash used for investing activities increased $82.8 million for the nine months ended September 30, 2018, when compared to the same period in the prior year.

Capital expenditures for the nine months ended September 30, 2018, were $149.0 million. This amount represents an increase of $82.7 million from the expenditures made in the same period in the prior year. This increase primarily reflects expenditures on the construction of the Saratoga wind project and the purchase of Forward Wind.

Capital contributions to ATC and other investments decreased $2.1 million for the nine months ended September 30, 2018, when compared to the same period in the prior year.

MGE Energy received $2.4 million in proceeds from the sales of property for the nine months ended September 30, 2017.

MGE

MGE's cash used for investing activities increased $85.1 million for the nine months ended September 30, 2018, when compared to the same period in the prior year.

Capital expenditures for the nine months ended September 30, 2018, were $149.0 million. This amount represents an increase of $82.7 million from the expenditures made in the same period in the prior year. This increase primarily reflects expenditures on the construction of the Saratoga wind project and the purchase of Forward Wind.

MGE received $1.8 million in proceeds from the sales of property for the nine months ended September 30, 2017.

Cash Provided by/(Used for) Financing Activities

MGE Energy

Cash provided by MGE Energy's financing activities was $37.9 million for the nine months ended September 30, 2018, compared to $19.1 million of cash used for MGE Energy's financing activities for the same period in the prior year.

For the nine months ended September 30, 2018, dividends paid were $34.1 million compared to $32.5 million in the prior year. This increase was a result of a higher dividend per share ($0.983 vs. $0.938).

During the nine months ended September 30, 2018, MGE issued $100.0 million of senior unsecured notes, which was used to refinance $20.0 million of maturing long-term notes and assist with financing additional capital expenditures. The increase in long-term debt primarily reflects expenditures on the construction of the Saratoga wind project. During the nine months ended September 30, 2017, MGE issued $40.0 million of senior unsecured notes, which was used to refinance $30.0 million of maturing medium-term notes and assist with financing additional capital expenditures.

For the nine months ended September 30, 2018, net short-term debt repayments were $4.0 million compared to net short-term borrowings of $7.0 million for the nine months ended September 30, 2017.

MGE

During the nine months ended September 30, 2018, cash provided by MGE's financing activities was $53.0 million, compared to $38.1 million of cash used for MGE's financing activities for the same period in the prior year.

Dividends paid from MGE to MGE Energy were $35.0 million for the nine months ended September 30, 2017. There were no dividends from MGE to MGE Energy for the nine months ended September 30, 2018.

Distributions to parent from noncontrolling interest, which represent distributions from MGE Power Elm Road and MGE Power West Campus to MGE Energy, were $19.0 million for the nine months ended September 30, 2018, compared to $16.5 million in the prior year.

During the nine months ended September 30, 2018, MGE issued $100.0 million of senior unsecured notes, which was used to refinance $20.0 million of maturing long-term notes and assist with financing additional capital expenditures. The increase in long-term debt primarily reflects expenditures on the construction of the Saratoga wind project. During the nine months ended September 30, 2017, MGE issued $40.0 million of senior unsecured notes, which was used to refinance $30.0 million of maturing medium-term notes and assist with financing additional capital expenditures.

For the nine months ended September 30, 2018, net short-term debt repayments were $4.0 million compared to net short-term borrowings of $7.0 million for the nine months ended September 30, 2017.

Capitalization Ratios

MGE Energy's capitalization ratios were as follows:

MGE Energy
	September 30, 2018	December 31, 2017
Common shareholders' equity	61.9%	64.6%
Long-term debt(a)	38.1%	35.1%
Short-term debt	-%	0.3%
(a) Includes the current portion of long-term debt.

MGE Energy's and MGE's Capital Requirements

MGE Energy's and MGE's liquidity are primarily affected by their capital requirements. During the nine months ended September 30, 2018, capital expenditures for MGE Energy and MGE totaled $149.0 million, which included $144.5 million of utility capital expenditures primarily related to the construction of the Saratoga wind project and the purchase of Forward Wind.

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

Environmental Matters

The following discussion is limited to updates or developments in environmental matters that occurred during the nine months ended September 30, 2018. Further discussion of environmental matters is included in MGE Energy's and MGE's 2017 Annual Report on Form 10-K and Footnote 9.a. of Notes to Consolidated Financial Statements in this Report.

EPA's Greenhouse Gas (GHG) Rule Under the Clean Air Act

In 2015, the EPA finalized the Clean Power Plan (CPP) which directed states to submit plans to reduce greenhouse gas (GHG) emissions from the electric generation sector. In February 2016, the U.S. Supreme Court stayed implementation of the CPP and the stay remains in effect. In October 2017, the EPA issued a proposed rule to repeal the CPP. In August 2018, the EPA proposed the Affordable Clean Energy (ACE) rule which would replace the CPP, if successfully implemented. The ACE proposal directs states to submit plans to the EPA for approval that implement standards of performance (called Best System of Emissions Reductions, or BSER) for individual electric generating units (EGUs) over 25 MW. ACE defines BSER as on-site, heat-rate efficiency improvements, whereas the CPP defines BSERs using carbon dioxide emission performance rates. Simple cycle units such as our smaller combustion units, and combined cycle units such as our WCCF are exempt from the proposed rule. If a state fails to prepare a plan, or their plan is not approved by the EPA a federal implementation plan (FIP) will be issued for that state. The proposed ACE as it is currently written has the potential to impact our Blount Generating Station, Columbia, and the Elm Road Units.

MGE cannot yet determine with any certainty the impact of the proposed ACE rule on our operations. MGE previously determined that if the CPP were to be implemented in its present form, it would have a material impact on MGE. MGE will continue to monitor developments with the proposed ACE rule and the CPP rule and litigation.

Ozone NAAQS

In May 2018, the EPA issued a final rule which designated the northeast portion of Milwaukee County as being in nonattainment with the 2015 Ozone National Ambient Air Quality Standards (NAAQS). The Elm Road Units are located in Milwaukee County, yet outside the designated nonattainment area. In August 2018, several environmental groups, the City of Chicago, and the State of Illinois filed federal lawsuits challenging the EPA's attainment designation decisions, including the partial Milwaukee County designation as being too narrow and not sufficiently protective. MGE is monitoring the outcome of this lawsuit and how it may affect our Elm Road Units in Milwaukee County. At this time MGE expects that the 2015 Ozone NAAQS will not have a material effect on its existing plants based on final designations.

The State of Wisconsin has joined a lawsuit filed by several states challenging the EPA's 2015 Ozone NAAQS, alleging that the new standard is not attainable and the EPA is not properly considering background levels in setting its ozone attainment levels. The lawsuit is ongoing; however, the significance of the challenge, as it might relate to MGE, is now diminished with the final ozone attainment designations.

The EPA's Coal Combustion Residuals Rule (CCR)

In July 2018, the EPA published a final rule that included amendments to the Coal Combustion Residuals (CCR) rule which include: the allowance of alternative performance standards for landfills and surface impoundments, revised risk-based groundwater protection standards, and an extension of the deadline by which certain facilities must cease the placement of waste in CCR units. In August 2018, the Court of Appeals for the D.C. Circuit vacated parts of the EPA's CCR rule for not being sufficiently protective of the environment. It is unclear how the EPA will respond to that decision. MGE will continue to monitor potential rule modifications to assess potential impacts on our operations.

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

Our share of ATC's earnings reflects a pre-tax adjustment of $0.2 million for the nine months ended September 30, 2017, recorded by ATC for these matters representing its estimate of its refund liability. There was not a pre-tax expense for the three months ended September 30, 2017. We derived approximately 6.3% and 7.2% of our net income for the nine months ended September 30, 2018 and 2017, respectively, from our investment in ATC.

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

MGE has financial gas and electric commodity contracts to hedge commodity price risk in the gas and electric utility segments. These contracts are primarily comprised of exchange-traded option and future contracts. MGE also holds financial transmission rights (FTRs), which are used to hedge the risk of increased transmission congestion charges. As of September 30, 2018, the fair value of these instruments exceeded their cost basis by $1.6 million. Under the PGA clause and electric fuel rules, MGE may include the costs and benefits of the aforementioned fuel price risk management tools in the costs of fuel (natural gas or power). Because these costs/benefits are recoverable, the related unrealized loss/gain has been deferred on the consolidated balance sheets as a regulatory asset/liability.

MGE has also entered into a purchased power agreement that provides MGE with firm capacity and energy that began on June 1, 2012, and ends on May 31, 2022 (the "base term"). The agreement also allows MGE an option to extend the contract after the base term. The agreement is considered a derivative contract and is recognized at its fair value on the consolidated balance sheets. However, the derivative qualifies for regulatory deferral and is recognized with a corresponding regulatory asset or liability depending on whether the fair value is in a loss or gain position. The fair value of the contract as of September 30, 2018, reflects a loss position of $36.3 million.

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

Additionally, if a counterparty were to default and MGE were to liquidate all contracts with that entity, MGE's credit loss would include the loss in value of mark-to-market contracts; the amount owed for settled transactions; and additional payments, if any, to settle unrealized losses. As of September 30, 2018, no counterparties have defaulted.

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

Item 4. Controls and Procedures.

During the third quarter of 2018, each registrant's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to that registrant, including its subsidiaries, is accumulated and made known to that registrant's management, including these officers, by other employees of that registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, MGE Energy does not control or manage certain of its unconsolidated entities and thus, its access and ability to apply its procedures to those entities is more limited than is the case for its consolidated subsidiaries.

As of September 30, 2018, each registrant's principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective. Each registrant intends to strive continually to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

During the quarter ended September 30, 2018, there were no changes in either registrant's internal controls over financial reporting that materially affected, or are reasonably likely to affect materially, that registrant's internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

MGE Energy and MGE

MGE Energy and its subsidiaries, including MGE, from time to time are involved in various legal proceedings that are handled and defended in the ordinary course of business.

See Footnote 9.a. and 9.b. of Notes to Consolidated Financial Statements in this Report for more information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs*
July 1-31, 2018	9,052	$64.30	-	-
August 1-31, 2018	9,411	65.24	-	-
September 1-30, 2018	46,167	67.50	-	-
Total	64,630	$66.73	-	-

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

Item 4. Mine Safety Disclosures.

Not applicable to MGE Energy and MGE.

Item 6. Exhibits.

Ex. No.	Exhibit Description

12.1*	Statements regarding computation of ratio of earnings to fixed charges for MGE Energy.

12.2*	Statements regarding computation of ratio of earnings to fixed charges for Madison Gas and Electric Company.

31.1*	Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 filed by Jeffrey M. Keebler for MGE Energy, Inc.

31.2*	Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 filed by Jeffrey C. Newman for MGE Energy, Inc.

31.3*	Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 filed by Jeffrey M. Keebler for Madison Gas and Electric Company

31.4*	Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 filed by Jeffrey C. Newman for Madison Gas and Electric Company

32.1**	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) filed by Jeffrey M. Keebler for MGE Energy, Inc.

32.2**	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) filed by Jeffrey C. Newman for MGE Energy, Inc.

32.3**	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) filed by Jeffrey M. Keebler for Madison Gas and Electric Company

32.4**	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) filed by Jeffrey C. Newman for Madison Gas and Electric Company

101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

*	Filed herewith.
**	Furnished herewith.

Signatures - MGE Energy, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MGE ENERGY, INC.

Date: November 6, 2018	/s/ Jeffrey M. Keebler
Jeffrey M. Keebler Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: November 6, 2018	/s/ Jeffrey C. Newman
Jeffrey C. Newman Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Chief Financial and Accounting Officer)

Signatures - Madison Gas and Electric Company

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MADISON GAS AND ELECTRIC COMPANY

Date: November 6, 2018	/s/ Jeffrey M. Keebler
Jeffrey M. Keebler Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: November 6, 2018	/s/ Jeffrey C. Newman
Jeffrey C. Newman Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Chief Financial and Accounting Officer)

