Form 10-K
period 2018-12-31
MGE ENERGY INC; MADISON GAS & ELECTRIC CO
filed 2019-02-22
CIK 1161728, 61339

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended:

December 31, 2018

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

Indicate by check mark if the registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act.

MGE Energy, Inc.	Yes [X] No [ ]
Madison Gas and Electric Company	Yes [X] No [ ]

Indicate by check mark if the registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

MGE Energy, Inc.	Yes [ ] No [X]
Madison Gas and Electric Company	Yes [ ] No [X]

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrants have submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files): Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act:

	Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer	Smaller Reporting Company	Emerging Growth Company
MGE Energy, Inc.	X
Madison Gas and Electric Company			X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

MGE Energy, Inc.	Yes [ ] No [X]
Madison Gas and Electric Company	Yes [ ] No [X]

The aggregate market value of the voting and nonvoting common equity held by nonaffiliates of each registrant as of June 30, 2018, was as follows:

MGE Energy, Inc.	$2,180,572,457
Madison Gas and Electric Company	$0

The number of shares outstanding of each registrant's common stock as of February 1, 2019, were as follows:

MGE Energy, Inc.	34,668,370
Madison Gas and Electric Company	17,347,894

DOCUMENTS INCORPORATED BY REFERENCE

Portions of MGE Energy, Inc.'s definitive proxy statement to be filed before April 30, 2019, relating to its annual meeting of shareholders, are incorporated by reference into Part III of this annual report on Form 10-K.

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

20

Item 2. Properties.

21

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

48

Item 8. Financial Statements and Supplementary Data.

50

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

107

Item 9A. Controls and Procedures.

107

Item 9B. Other Information.

107

PART III.

108

Item 10. Directors, Executive Officers, and Corporate Governance.

108

Item 11. Executive Compensation.

108

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

108

Item 13. Certain Relationships and Related Transactions, and Director Independence.

108

Item 14. Principal Accounting Fees and Services.

109

PART IV.

110

Item 15. Exhibits and Financial Statement Schedules.

110

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

Definitions, Abbreviations, and Acronyms Used in the Text and Notes of this Report

Abbreviations, acronyms, and definitions used in the text and notes of this report are defined below.

MGE Energy and Subsidiaries:

CWDC	Central Wisconsin Development Corporation
MAGAEL	MAGAEL, LLC
MGE	Madison Gas and Electric Company
MGE Energy	MGE Energy, Inc.
MGE Power	MGE Power, LLC
MGE Power Elm Road	MGE Power Elm Road, LLC
MGE Power West Campus	MGE Power West Campus, LLC
MGE Services	MGE Services, LLC
MGE State Energy Services	MGE State Energy Services, LLC
MGE Transco	MGE Transco Investment, LLC (which holds our interest in ATC)
MGEE Transco	MGEE Transco, LLC (which holds our interest in ATC Holdco)
North Mendota	North Mendota Energy & Technology Park, LLC

Other Defined Terms:

ACE	Affordable Clean Energy
AFUDC	Allowance for Funds Used During Construction
ANPR	Advanced Notice of Proposed Rulemaking
ANR	ANR Pipeline Company
ARO	Asset Retirement Obligation
ATC	American Transmission Company LLC
ATC Holdco	ATC Holdco, LLC
BART	Best Available Retrofit Technology
Blount	Blount Station
BSER	Best System of Emissions Reductions
BTA	Best Technology Available
CAA	Clean Air Act
CAVR	Clean Air Visibility Rule
CCR	Coal Combustion Residual
CNG	Compressed Natural Gas
CO2	Carbon Dioxide
Codification	Financial Accounting Standards Board Accounting Standards Codification
Columbia	Columbia Energy Center
Cooling degree days	Measure of the extent to which the average daily temperature is above 65 degrees Fahrenheit, which is considered an indicator of possible increased demand for energy to provide cooling
COSO	Committee of Sponsoring Organizations
CPP	Clean Power Plan
CSAPR	Cross-State Air Pollution Rule
CWA	Clean Water Act
DTA	Deferred Tax Assets
Dth	Dekatherms
EEI	Edison Electric Institute
EGUs	Electric Generating Units
electric margin	Electric revenues less fuel for electric generation and purchase power costs, a non-GAAP measure
ELG	Effluent Limitations Guidelines
Elm Road Units	Elm Road Generating Station
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Forward Wind	Forward Wind Energy Center
FTR	Financial Transmission Rights

GAAP	Generally Accepted Accounting Principles
gas margin	Gas revenues less cost of gas sold, a non-GAAP measure
GHG	Greenhouse Gas
Heating degree days (HDD)	Measure of the extent to which the average daily temperature is below 65 degrees Fahrenheit, which is considered an indicator of possible increased demand for energy to provide heating
ICF	Insurance Continuance Fund
IRS	Internal Revenue Service
kVA	Kilovolt Ampere
kWh	Kilowatt-hour
MISO	Midcontinent Independent System Operator Inc. (a regional transmission organization)
MRO	Midwest Reliability Organization
MW	Megawatt
MWh	Megawatt-hour
NAAQS	National Ambient Air Quality Standards
Nasdaq	The Nasdaq Stock Market
NERC	North American Electric Reliability Corporation
NGO	Nongovernment Organizations
NNG	Northern Natural Gas Company
NOV	Notice of Violation
NOx	Nitrogen Oxides
NYSE	New York Stock Exchange
PCBs	Polychlorinated Biphenyls
PGA	Purchased Gas Adjustment clause
PJM	PJM Interconnection, LLC (a regional transmission organization)
PM	Particulate Matter
PPA	Purchased power agreement
PSCW	Public Service Commission of Wisconsin
REC	Renewable Energy Credit
Riverside	Riverside Energy Center in Beloit, Wisconsin
ROE	Return on Equity
RTO	Regional Transmission Organization
Saratoga	Saratoga Wind Farm
SCR	Selective Catalytic Reduction
SEC	Securities and Exchange Commission
SIP	State Implementation Plan
SO2	Sulfur Dioxide
the State	State of Wisconsin
Stock Plan	Direct Stock Purchase and Dividend Reinvestment Plan of MGE Energy
Tax Act	Tax Cuts and Jobs Act
UW	University of Wisconsin at Madison
VIE	Variable Interest Entity
WCCF	West Campus Cogeneration Facility
WDNR	Wisconsin Department of Natural Resources
WEPCO	Wisconsin Electric Power Company
Working capital	Current assets less current liabilities
WPDES	Wisconsin Pollutant Discharge Elimination System
WPL	Wisconsin Power and Light Company
WPSC	Wisconsin Public Service Corporation
WRERA	Worker, Retiree and Employer Recovery Act of 2008
XBRL	eXtensible Business Reporting Language

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

•

All other – investing in companies and property that relate to the regulated operations and financing the regulated operations, through its wholly owned subsidiaries CWDC, MAGAEL, MGE State Energy Services, North Mendota, and Corporate functions.

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

Electric Utility Operations

MGE distributes electricity in a service area covering a 264 square-mile area of Dane County, Wisconsin. The service area includes the city of Madison, Wisconsin. It owns or leases ownership interests in electric generation facilities located in Wisconsin and Iowa.

As of December 31, 2018, MGE supplied electric service to approximately 153,000 customers, with approximately 90% located in the cities of Fitchburg, Madison, Middleton, and Monona and 10% in adjacent areas. Of the total number of customers, approximately 87% were residential and 13% were commercial or industrial. Electric retail revenues for 2018, 2017, and 2016 were comprised of the following:

	Year Ended December 31,
	2018	2017	2016
Residential	35.4%	33.5%	33.9%
Commercial	52.3%	53.2%	52.9%
Industrial	3.6%	4.0%	4.4%
Public authorities (including the UW)	8.7%	9.3%	8.8%
Total	100.0%	100.0%	100.0%

Electric operations accounted for approximately 71.8%, 73.6%, and 75.2% of MGE's total 2018, 2017, and 2016 regulated revenues, respectively.

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

Fuel supply and generation

MGE satisfies its customers' electric demand with internal generation and purchased power. MGE's current fuel mix for generation will fluctuate from year-to-year due to fuel pricing in the market, generating unit availability, weather, and customer demand. MGE has a responsibility to its customers to dispatch the lowest cost generation available pursuant to regulatory requirements.

MGE's Energy 2030 framework details our plan for growth in generation for renewables. This growth will continue as legacy fossil fuel-fired generation assets are retired and replace with renewables, such as wind and solar assets. The transition or displacement of coal-fired resources is ongoing and active. Currently two utility-scale solar projects are awaiting regulatory approval, totaling approximately 100 MW of MGE's combined ownership share.

MGE's carbon intensity is expected to decrease as our use of coal decreases over time, due in part to our investments in cost-effective, efficient renewables like the Saratoga Wind farm, which is expected to come online in 2019, and the purchase of the Forward Wind farm in 2018.

During 2018, 2017, and 2016, MGE's electric energy delivery requirements were satisfied from the following fuel sources:

	Year Ended December 31,
	2018	2017	2016
Coal	52.3%	52.7%	48.3%
Natural gas(a)	13.8%	11.3%	18.6%
Renewable sources(b)	10.5%	12.4%	10.8%
Purchased power	23.4%	23.6%	22.3%
Total	100.0%	100.0%	100.0%

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

Purchased power

MGE enters into short and long-term purchase power commitments with third parties to meet a portion of its anticipated electric energy supply needs. The following table identifies purchase power commitments as of December 31, 2018, with unaffiliated parties for the next five years.

(Megawatts)	2019	2020	2021	2022	2023
Purchase power commitments	83	83	83	33	30

Gas Utility Operations

MGE transports and distributes natural gas in a service area covering 1,684 square miles in seven south-central Wisconsin counties. The service area includes the city of Madison, Wisconsin and surrounding areas.

As of December 31, 2018, MGE supplied natural gas service to approximately 161,000 customers in the cities of Elroy, Fitchburg, Lodi, Madison, Middleton, Monona, Prairie du Chien, Verona, and Viroqua; 25 villages; and all or parts of 49 townships. Of the total number of customers, approximately 90% were residential and 10% were commercial or industrial. Gas revenues for 2018, 2017, and 2016 were comprised of the following:

	Year Ended December 31,
	2018	2017	2016
Residential	59.4%	59.6%	60.2%
Commercial	35.8%	35.8%	34.9%
Industrial	1.6%	1.3%	1.1%
Transportation service and other	3.2%	3.3%	3.8%
Total	100.0%	100.0%	100.0%

Gas operations accounted for approximately 28.2%, 26.4%, and 24.8% of MGE's total 2018, 2017, and 2016 regulated revenues, respectively.

MGE can curtail gas deliveries to its interruptible customers. Approximately 3% of retail gas deliveries in 2018 and 2016 and approximately 4% in 2017 were to interruptible customers.

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

By contract, a total of 5,934,489 Dth of gas can be injected into ANR's storage fields in Michigan from April 1 through October 31. These gas supplies are then available for withdrawal during the subsequent heating season, November 1 through March 31. Using storage allows MGE to buy gas supplies during the summer season, when prices are normally lower, and withdraw these supplies during the winter season, when prices are typically higher. Storage also gives MGE more flexibility in meeting daily load fluctuations.

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

Transmission Investments

ATC owns and operates electric transmission facilities primarily in Wisconsin. MGE received an interest in ATC when it, like other Wisconsin electric utilities, contributed its electric transmission facilities to ATC as required by Wisconsin law. That interest is presently held by MGE Transco, which is owned by MGE Energy. As of December 31, 2018, MGE Transco held a 3.6% ownership interest in ATC.

In 2016, ATC Holdco was formed by several of the members of ATC, including MGE Energy, to facilitate electric transmission development and investments outside of Wisconsin. MGE Energy's ownership interest in ATC Holdco is held by MGEE Transco, a wholly-owned subsidiary. As of December 31, 2018, MGEE Transco held a 4.4% ownership interest in ATC Holdco. In the near term, it is expected that ATC Holdco will be pursuing transmission development opportunities that typically have long development and investment lead times before becoming operational.

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

Water Quality

EPA's Effluent Limitations Guidelines and Standards for Steam Electric Power Generating Point Source Category

In November 2015, the EPA published its final rule setting Effluent Limitations Guidelines (ELG) for the steam electric power generating industry. The ELG rule establishes federal limits on the amount of metals and other pollutants that can be discharged in wastewater from new and existing steam electric generation plants. The rule will be applied to Wisconsin-based power plants as they renew their WPDES permits, no later than 2023. The operators of the Columbia and Elm Road Units have indicated that equipment upgrades may be necessary to comply with the new discharge standards. Management believes that any compliance costs will be recovered in future rates based on previous treatment of environmental compliance projects.

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

The WCCF, Blount, and Columbia plants are considered existing plants under this rule. The WCCF facility already employs a system that meets the Section 316(b) rule. The Blount plant's WPDES permit assumes that Blount meets best technology available (BTA) for the duration of the permit, which expires in 2023. However, MGE needs to perform an entrainment study by the end of 2021 to determine future BTA, which will be included with the next permit renewal. Section 316(b) applies to river intakes at the Columbia plant. The operator of the Columbia plant is in the process of a WPDES permit renewal. The draft permit directs the Columbia operator to conduct similar studies on their intake structures. The study requirements will not be known until the permit is final. Future BTA requirements at Blount and Columbia will be based on the results of these required intake studies and will be specified in the next permits issued in 2023 or later. MGE expects that the Section 316(b) rule will not have a material effect on its existing plants.

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

Ozone NAAQS

In May 2018, the EPA issued a final rule which designated the northeast portion of Milwaukee County as being in nonattainment with Ozone National Ambient Air Quality Standards (NAAQS). The Elm Road Units are located in Milwaukee County, outside the designated nonattainment area. In August 2018, several environmental groups, the City of Chicago, and the State of Illinois filed federal lawsuits challenging several of the EPA's attainment designation decisions, including the EPA's partial Milwaukee County designation as being too narrow and not sufficiently protective. MGE is monitoring the outcome of this lawsuit and how it may affect the Elm Road Units in Milwaukee County. See Footnote 17 of the Notes to Consolidated Financial Statements in this Report for additional information.

EPA's Cross-State Air Pollution Rule: Proposed Ozone Season Update based on 2008 Ozone NAAQS

The EPA's CSAPR is an interstate air pollution transport rule designed to reduce ozone and fine particulate (PM2.5) air levels in areas that the EPA has determined are being significantly impacted by pollution from neighboring and upwind states. This is accomplished in the CSAPR through a reduction in SO2 and NOx from qualifying fossil-fuel fired power plants in upwind or "contributing" states. NOx and SO2 contribute to fine particulate pollution and NOx contributes to ozone formation in downwind areas. Reductions are achieved through a cap and trade system. Individual plants can meet their caps through modifications and/or buying allowances on the market.

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

MGE has met our CSAPR obligations in 2017 and 2018 through a combination of reduced emissions through pollution control (e.g. SCR installation at Columbia), as well as owned, received, and purchased allowances. There remains uncertainty around CSAPR due to legal challenges, however, MGE expects that we will meet ongoing CSAPR obligations for the foreseeable future. MGE will continue to monitor developments and litigations to this rule.

Clean Air Visibility Rule (CAVR)

Columbia is subject to the best available retrofit technology (BART) regulations, a subsection of the EPA's CAVR, which may require pollution control retrofits. Columbia's existing pollution control upgrades, and the EPA's stance that compliance with the CSAPR equals compliance with BART, should mean that Columbia will not need to do additional work to meet BART requirements. At this time, however, the BART regulatory obligations, compliance strategies, and costs remain uncertain in Wisconsin due to the continued legal challenges surrounding CSAPR and CAVR. MGE will continue to monitor developments to this rule.

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

EPA's Greenhouse Gas Reduction Guidelines under the Clean Air Act 111d Rule

The EPA's Clean Power Plan (CPP) rule became effective in December 2015, setting guidelines for states to use in developing plans to control GHG emissions from existing fossil fuel-fired EGUs and systems. When fully implemented in 2030, the CPP was projected to reduce GHG emissions from this sector by 32% below 2005 levels. States were given up to three years to submit a plan or be subject to a federal plan to meet the reduction goals, and states were expected to meet interim goals starting in 2022 and the final goals in 2030. Implementation of the rule was expected to have a direct impact on coal and natural gas fired generating units, including possible changes in dispatch and additional operating costs. In February 2016, the U.S. Supreme Court stayed implementation of the CPP which remains in effect. In October 2017, the EPA proposed to rescind the CPP.

In August 2018, the EPA proposed the Affordable Clean Energy (ACE) rule which would replace the CPP, if successfully implemented. The ACE proposal directs states to submit plans to the EPA for approval that implement standards of performance (called Best System of Emissions Reductions, or BSER) for individual EGUs over 25 MW. ACE defines BSER as on-site, heat-rate efficiency improvements, whereas the CPP defines BSERs using carbon dioxide emission performance rates. Simple cycle units such as the smaller combustion units, and combined cycle units such as the WCCF are exempt from the proposed rule. Under the ACE proposal, if a state fails to prepare a plan, or its plan is not approved by the EPA, a federal implementation plan will be issued for that state. The proposed ACE as it is currently written has the potential to impact Blount, Columbia, and the Elm Road Units.

Given the pending CPP legal proceedings, and the proposed ACE rule, the nature and timing of any final requirements is subject to uncertainty. MGE is unable to determine with any certainty the impact of the CPP and proposed ACE rule on our operations. If an ACE rule is implemented substantially in the form of the CPP rule, it is expected to have a material impact on MGE. MGE will continue to monitor developments with the proposed ACE rule, the CPP rule, and related litigation.

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

Columbia and the Elm Road Units are subject to this rule. The Elm Road Units' operator has indicated that cost to comply with this rule will not be significant. Columbia's operator has completed a review of their system and has determined that an onsite ash pond will need to be closed by 2023. Columbia's operator will install a dry ash handling system to replace the ash pond. The dry ash handling system installation is planned for 2020-2021. In August 2018, the Court of Appeals for the D.C. Circuit vacated parts of the CCR for not being sufficiently protective of the environment. It is unclear how the EPA will respond to that decision. MGE will continue to monitor potential rule modifications to assess potential impacts on our operations.

Columbia

Based upon current available information, compliance with various environmental requirements and initiatives is expected to result in significant additional operating and capital expenditures at Columbia as noted below.

Columbia Clean Air Act Litigation

Columbia is a coal-fired generating station operated by WPL in which WPL, WPSC, and MGE have ownership interests. In December 2009, the EPA sent a Notice of Violation (NOV) to the co-owners, including MGE. The NOV alleged that WPL and the Columbia co-owners failed to comply with appropriate pre-construction review and permitting requirements and, as a result, violated the Prevention of Significant Deterioration program requirements, Title V Operating Permit requirements of the CAA, and the Wisconsin SIP. In June 2013, the court approved and entered a consent decree entered by the EPA, Sierra Club, and the co-owners of Columbia. One of the requirements of the consent decree requires installation of an SCR system at Columbia Unit 2 by December 31, 2018. Installation of the SCR was approved by the PSCW, which was placed in service in 2018.

Employees

As of December 31, 2018, MGE had 706 employees. MGE employs 223 employees who are covered by a collective bargaining agreement with Local Union 2304 of the International Brotherhood of Electrical Workers and 84 employees who are covered by a collective bargaining agreement with Local Union No. 39 of the Office and Professional Employees International Union. These collective bargaining agreements expire on April 30, 2023 and May 31, 2023, respectively. There are also 5 employees covered by a collective bargaining agreement with Local Union No. 2006, Unit 6 of the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial, and Service Workers International Union. This collective bargaining agreement expires on October 31, 2023.

Financial Information About Segments

See Footnote 21 of the Notes to the Consolidated Financial Statements in this Report for financial information relating to MGE Energy's and MGE's business segments.

Executive Officers of the Registrants

As of December 31, 2018, the executive officers of the registrants were as follows:

Executive	Title	Effective Date	Service Years as an Officer
Jeffrey M. Keebler(a)	Chairman of the Board, President, and Chief Executive Officer	10/01/2018	7
Age: 47	President and Chief Executive Officer Senior Vice President – Energy Supply and Planning	03/01/2017 07/23/2015
	Assistant VP – Energy Supply and Customer Service	01/01/2012

Craig A. Fenrick(b)(c)	Executive Vice President – Energy Operations	03/01/2017	12
Age: 59	Senior Vice President – Energy Operations	07/23/2015
	Vice President – Energy Delivery	02/10/2015
	Vice President – Electric Transmission and Distribution	01/01/2012

Lynn K. Hobbie(b)	Executive Vice President – Marketing and Communications	03/01/2017	24
Age: 60	Senior Vice President – Marketing and Communications	02/01/2000

Jeffrey C. Newman(a)	Executive Vice President, Chief Financial Officer, Secretary,	03/01/2017	21
Age: 56	and Treasurer
	Senior Vice President, Chief Financial Officer, Secretary,	07/23/2015
	and Treasurer
	Vice President, Chief Financial Officer, Secretary, and Treasurer	01/01/2009

Cari Anne Renlund(b) Age: 45	Vice President and General Counsel Dewitt Ross & Stevens S.C. (law firm) – Partner	11/02/2015 06/11 – 10/15	3

Note: Ages, years of service, and positions as of December 31, 2018.

(a)

Executive officer of MGE Energy and MGE.

(b)

Executive officer of MGE.

(c)

Expected to retire April 30, 2019.

Item 1A. Risk Factors.

MGE Energy and our subsidiaries, including MGE, operate in a market environment that involves significant risks, many of which are beyond our control. The following risk factors may adversely affect our results of operations, cash flows and market price for our publicly traded securities. While MGE Energy and MGE believe we have identified and discussed below the key risk factors affecting our business, additional unknown risks and uncertainties may adversely affect our performance or financial condition in the future.

Regulatory Risk

We are subject to extensive government regulation in our business, which affects our costs and responsiveness to changing events and circumstances.

Our business is subject to regulation at the State and Federal levels. We are subject to regulation as a holding company by the PSCW. The PSCW regulates the following aspects of MGE's business: rates, terms and conditions of service; various business practices and transactions; financing; and transactions between it and its affiliates, including MGE Energy. MGE is also subject to regulation by the FERC, which regulates certain aspects of its business. The regulations adopted by the State and Federal agencies affect how we do business, our ability to undertake specified actions since pre-approval or authorization may be required for projects, the costs of operations, and the rates charged to recover such costs. Our ability to attract capital also depends, in part, upon our ability to obtain a fair return from the PSCW.

Our utility revenues are subject to regulatory proceedings, which can affect our ability to recover, and the timing of recovery of, costs that we incur in our operations.

Our utility customer rates have a material impact on our financial condition, results of operations, and liquidity. Our ability to obtain adjustments to those rates depends upon timely regulatory action under applicable statues and regulations. Rate regulation is based on providing an opportunity to recover costs that have been reasonably incurred and the ability to earn a reasonable rate of return on invested capital. However, we have no assurance that our regulators will consider all of our costs to have been reasonably incurred. In addition, our rate proceedings may not always result in rates that fully recover our costs or provide a reasonable return on equity (ROE). Certain costs and revenues are deferred as regulatory assets and liabilities for future recovery or refund to customers, as authorized by our regulators. If recovery of regulatory assets is not approved or is no longer deemed probable, these costs would be recognized as a current period expense and could materially and adversely impact our operations and financial performance.

We could be subject to higher costs and potential penalties resulting from mandatory reliability standards.

MGE must adhere in its electric distribution system to mandatory reliability standards established by NERC. These standards cover areas such as critical infrastructure protection, emergency preparedness, facility design, and transmission operations, among others. The critical infrastructure protection standards focus on physical and access security of cyber assets, as well as incident response and recovery planning. Compliance with these standards affects operating costs and any noncompliance can result in sanctions, including monetary penalties.

We are subject to changing environmental laws and regulations that may affect our costs and business plans.

MGE Energy's subsidiaries are subject to environmental laws and regulations that affect the manner in which they conduct business, including capital expenditures, operating costs, and potential liabilities. Changes and developments in these laws and evolving regulations may alter or limit our business plans, make them more costly, or expose us to liabilities for past, present, or future operations.

Numerous environmental laws and regulations govern many aspects of our present and future operations. These include: air emissions limits and reporting; ambient air quality standards; water quality; water intake and discharges; wetlands; solid and hazardous waste; handling and disposal of hazardous substances; protection of endangered resources, such as threatened and endangered species, protection of cultural resources and archaeological sites; remediation and management of contaminated sites; and control of potential pollution from electric and gas construction sites. These evolving regulations affect us by:

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

We may be subject to future laws, regulations, or actions associated with public concern with fossil-fuel generation, greenhouse gases, and the effects of global climate change.

Our subsidiaries operate or co-own electric power plants that burn fossil fuels, deliver natural gas, and deliver electricity to customers. These business activities are subject to evolving public concern regarding greenhouse gases (GHG), and legislative and regulatory action, and possible litigation in response to that public concern. The primary greenhouse gas associated with our subsidiaries' combustion of fossil fuels, and the largest emission in our system overall, is carbon dioxide (CO2).

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

On December 22, 2017, President Trump signed the Tax Cuts and Jobs Act (Tax Act) into law. The passing of the law significantly lowers MGE's corporate tax rates and triggers a remeasurement of deferred taxes. We have reflected the impact of the Tax Act in our financial results; however, those estimates could be affected by, and require subsequent adjustment as a result of, clarity and regulatory guidance that develops around the Tax Act. Furthermore, while regulation allows us to incorporate changes in tax law into the rate-setting process, there will most likely be timing delays before realization of the changes.

We face risk for the recovery of fuel and purchased power costs.

MGE has price risk exposure with respect to the price of natural gas, electricity, coal, emission credits, and oil. MGE burns natural gas in several of its peak electric generation facilities. In many cases, the cost of purchased power is tied to the cost of natural gas. In the event of an unexpected interruption in energy supply, whether due to equipment problems, transmission constraints, or otherwise, we may incur additional costs to obtain alternative sources of energy supply, in order to meet our contractual or regulatory obligations to our customers. Under the electric fuel rules, MGE is required to defer electric fuel-related costs that fall outside a symmetrical cost tolerance band that is currently plus or minus 2% around the amount approved in its most recent rate order. Any over/under recovery of the actual costs in a year is determined in the following year and is then reflected in future billings to electric retail customers. Under the electric fuel rules, MGE is required to defer the benefit of lower costs, if its actual fuel costs fall outside the lower end of the range, and is required to defer costs, less any excess revenues, if its actual fuel costs exceed the upper end of the range. Excess revenues are defined as revenues in the year in question that provide MGE with a greater return on common equity than authorized by the PSCW in MGE's latest rate order. MGE assumes the risks and benefits of variances that are within the cost tolerance band.

Operating Risk

We are affected by weather, which affects customer demand and can affect the operation of our facilities.

The demand for electricity and gas is affected by weather. Very warm and very cold temperatures, especially for prolonged periods, can dramatically increase the demand for electricity and gas for cooling and heating, respectively, as opposed to the softening effect of more moderate temperatures. Our electric revenues are sensitive to the summer cooling season and, to a lesser extent, the winter heating season. Similarly, very cold temperatures can dramatically increase the demand for gas for heating. A significant portion of our gas system demand is driven by heating. Extreme summer conditions or storms may stress electric systems, resulting in increased maintenance costs and limiting the ability to meet peak customer demand.

We could be adversely affected by changes in the development, and utilization by our customers, of power generation, storage, and use technologies.

Our revenues and the timing of the recovery of our costs could be adversely affected by improvements in power generation, storage, and use technology.

Advancements in power generation technology, including commercial and residential solar generation installations and commercial micro turbine installations, are improving the cost-effectiveness of customer self-supply of electricity. Improvements in energy storage technology, including batteries and fuel cells, could also better position customers to meet their around-the-clock electricity requirements. Improvements in the energy efficiency of lighting, appliances, and equipment will also affect energy consumption by customers. Such developments could reduce customer purchases of electricity but may not necessarily reduce our investment and operating requirements due to our obligation to serve customers, including those self-supply customers whose equipment has failed for any reason to provide the power they need whether due to inadequate on-site resources, restricted operating hours, or equipment failure. In addition, since a portion of our costs are recovered through charges based upon the volume of power delivered, a reduction in electricity deliveries will affect the timing of our recovery of those costs and may require changes to our rate structures.

Changes in power generation, storage, and use technologies could have significant effects on customer behaviors and their energy consumption. Customers could engage in individual conservation efforts by voluntarily reducing their consumption of electricity through changes in energy use and through the use of more energy efficient lighting, appliances, and equipment. They could also change their consumption of electricity from us through the installation of alternative energy sources, such as rooftop solar panels and micro turbines for self-supply. Customer energy conservation could adversely affect our results of operations by reducing our revenues without necessarily changing our operating costs due to our obligation to serve.

We are affected by economic activity within our service area.

Higher levels of development and business activity generally increase the numbers of customers and their use of electricity and gas. Likewise, recessionary economic conditions generally have an adverse impact on our results of operations.

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

A significant portion of our electric generating capacity is dependent on coal. Demand for coal has been impacted by prevailing prices for natural gas and may affect mine performance. Consequently, we are exposed to the risk that counterparties to these contracts will not be able to fulfill their obligations. Disruption in the delivery of fuel, including disruptions as a result of transportation delays, weather, labor relations, force majeure events, or environmental regulations affecting any of our fuel suppliers, could limit our ability to generate electricity at our facilities at the desired level. Should counterparties fail to perform, or other unplanned disruptions occur, we may be forced to fulfill the underlying obligation at higher prices. We may also be forced to reduce generation at our coal units and replace this generation through additional power purchases from third parties. These factors may also affect the terms under which any of our existing coal supply or transportation agreements are renewed or replaced upon the expiration of their current terms.

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

Weather conditions, accidents, and catastrophic events can result in damage or failures of equipment or facilities and disrupt or limit our ability to generate, transmit, transport, purchase, or distribute electricity and gas. Efforts to repair or replace equipment and facilities may take place over prolonged periods or may be unsuccessful. We may also be unable to make the necessary improvements to our operational system, causing service interruptions. Furthermore, our facilities are interconnected with third-party transmission providers. Damage to or failures of these providers' equipment or facilities is out of MGE's control but could lead to service interruptions. The resulting interruption of services would result in lost revenues and additional costs. We are also exposed to the risk of accidents or other incidents that could result in damage to or destruction of our facilities or damage to persons or property. Such issues could adversely affect revenues or increase costs to repair and maintain our systems.

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

We operate in a highly engineered industry that requires the continued operation of sophisticated information technology systems and network infrastructure to manage our finances, to operate our control facilities, to provide electric and gas service to our customers, and to enable compliance with applicable regulatory requirements. Our computer-based systems are vulnerable to interruption or failure due to the age of certain systems, the introduction of viruses, malware, ransomware, security breaches, fire, power loss, system malfunction, network outages and other events which may be beyond our control. System interruptions or failures, whether isolated or more widespread, could impact our ability to provide service to our customers, which could have a material adverse effect on our operations and financial performance.

Acts of terrorism could materially and adversely impact our operations and financial condition.

Facilities for electric generation, transmission, and gas and electric distribution are potential targets of terrorist threats and activities. A terrorist act at our facilities could result in a disruption of our ability to generate, transmit, transport, purchase, or distribute electricity or natural gas. A possible attack would have additional adverse effects, including environmental ramifications, increased security and insurance costs, as well as general economic volatility or uncertainty within our service territories. The inability to maintain operational continuity and any additional costs incurred for repairing our facilities could materially and adversely affect our financial condition and results of operations.

Failure to attract and retain an appropriately qualified workforce could affect our operations.

An aging workforce and the retirement of key employees without appropriate replacements may lead to operating challenges and increased costs. Some of the challenges include lack of resources, loss of knowledge, and time required for replacement employees to develop necessary skills. Failure to identify qualified replacement employees could result in decreased productivity and increased safety costs. If we are unable to attract and retain an appropriately qualified workforce, our operations could be negatively affected.

We face construction risk in connection with the completion of the Saratoga Wind Farm project.

The 66-megawatt (MW) wind farm project is subject to various risks that could cause costs to increase or delays in completion. These risks include shortages of, the inability to obtain, the cost of, and the consistency of, labor, materials and equipment; the inability of the contractors to perform under their contracts; the inability to agree to terms of contracts or disputes in contract terms; work stoppages; adverse weather conditions; the inability to obtain necessary permits in a timely manner; changes in applicable laws or regulations; adverse interpretation or enforcement of permit conditions; governmental actions; legal action; and unforeseen engineering or technology issues. If the project is over budget, we may not be able to recover excess costs. Inability to recover excess costs, or inability to complete the project in a timely manner, could adversely impact our financial condition and results of operations.

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

Financial Risk

We are exposed to commodity price risk relating to our purchases of natural gas, electricity, coal, oil, and environmental allowances.

We face commodity price risk exposure with respect to the purchase of natural gas, electricity, coal, oil, and environmental allowances. We also face risk through our use of derivatives such as futures, forwards, and swaps, to manage our commodity price risk. We could experience increased costs as a result of volatility in the market values of those commodities. We could also experience losses on our derivative contracts as a result of that market value volatility or if a counterparty fails to perform under a contract. In the absence of actively quoted market prices and pricing information from external sources, the valuation of these derivative contracts involves our exercise of judgment and use of estimates. As a result, changes in the underlying assumptions or use of alternative valuation methods could affect the reported fair value of these contracts.

Interest rate movements and market performance affects our employee benefit plan costs.

Prevailing interest rates affect our assessment and determination of discount rates and are a key assumption in the determination of the costs and funding of our defined benefit pension plans. Changes in rates may impact the amount of expense and timing of contributions to those plans. The performance of the capital markets affects the values of the assets that are held in trust to satisfy the future obligations under our pension and postretirement benefit plans. We have significant obligations in these areas and hold significant assets in these trusts. A decline in the market value of those assets may increase our current and longer-term funding requirements for these obligations. Changes in the value of trust fund assets may affect the level of required contributions to these trusts to meet benefit obligations. Reduced benefit plan assets could result in increased benefit costs in future years and may increase the amount and accelerate the timing of required future funding contributions.

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

Credit risk is the loss that may result from counterparty nonperformance. We face credit risk primarily through MGE's regulated energy business. Failure of contractual counterparties to perform their obligations under purchase power agreements, commodity supply arrangements, or other agreements may result in increased expenses for MGE as a result of being forced to cover the shortfall in the spot or short-term market, where prices may be more volatile.

As a holding company, we are dependent on upstream cash flows from our subsidiaries for the payment of dividends on our common stock.

As a holding company, we have no operations of our own, and our ability to pay dividends on our common stock is dependent on the earnings and cash flows of our operating subsidiaries and their ability to pay upstream dividends or to repay funds to us. Our subsidiaries have financial obligations that must be satisfied before funding us. These obligations include debt service and obligations to trade creditors, among others. Our subsidiaries are also subject to contractual and regulatory restrictions on the payment of dividends.

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

Counterparty creditworthiness

Credit risk also includes the risk that trading counterparties that owe us money or product will breach their obligations. MGE's risk management policy is to limit transactions to a group of high-quality counterparties. Should the counterparties to these arrangements fail to perform, we may be forced to enter into alternative arrangements. In that event, our financial results could be adversely affected and we could incur losses.

The stock market can be volatile, and various factors, could cause our stock price to decline.

The stock market has experienced, and may continue to experience, fluctuations that significantly impact the market prices of securities issued by many companies. Many factors affect the volatility and price of our common stock in addition to our operating results and prospects, including economic conditions changes locally and in the broader economy. These conditions include technological change, the level of interest rates and yields on other investments, and the effects of the other risk factors discussed in this report. Our stock price could fluctuate significantly in response to our quarterly or annual results, as well as factors affecting the broader economy that are beyond our control.

Item 1B. Unresolved Staff Comments.

MGE Energy and MGE

None.

Item 2. Properties.

Electric Generation

Net summer rated capacity in service as of December 31, 2018, was as follows:

Plants	Location	Commercial Operation Date	Fuel	Net Summer Rated Capacity (MW)(a)	No. of Units
Steam plants:
Columbia	Portage, WI	1975 & 1978	Low-sulfur coal	219(b)(c)	2
Blount	Madison, WI	1957 & 1961	Gas	103(g)	2
WCCF	Madison, WI	2005	Gas/oil	126(d)	2
Elm Road Units	Oak Creek, WI	2010 & 2011	Coal	106(b)(e)	2
Combustion turbines	Madison, WI	1964-2000	Gas/oil	147(f)	6
	Marinette, WI
Portable generators	Madison, WI	1998-2001	Diesel	49(f)	54
Wind turbines	Townships of Lincoln
	and Red River, WI	1999	Wind	1(f)(g)	17
	Township of
	Brookfield, IA	2008	Wind	4(f)(h)	18
	Counties of Dodge
	and Fond du Lac, WI	2008(i)	Wind	2(i)	86
Total				757

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

(e)

MGE's share. See "Elm Road Units" below.

(f)

These facilities are owned by MGE.

(g)

Nameplate capacity rating is 11 MW.

(h)

Nameplate capacity rating is 30 MW.

(i)

Facility is jointly owned with WPL and WPSC. Power from this facility is shared in proportion to each owner's ownership interest. Nameplate capacity rating of the MGE-owned portion is 16.5 MW. Commercial operation date of facility is 2008; MGE purchased its ownership interest in 2018.

Columbia

MGE and two other utilities jointly own Columbia, a coal-fired generating facility consisting of two 556 MW units, which, as of December 31, 2018, accounted for 29% of MGE's net summer rated capacity. Power from this facility is shared in proportion to each owner's ownership interest. As of December 31, 2018, MGE had a 19.4% ownership interest in Columbia. The other owners are WPL, which operates Columbia, and WPSC. The Columbia units burn low-sulfur sub-bituminous coal obtained from the Powder River Basin coal fields located in Wyoming. The coal inventory supply for the Columbia units decreased from approximately 61 days as of December 31, 2017, to approximately 46 days as of December 31, 2018. See "Executive Overview" under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of the reduction in MGE's ownership share in Columbia commencing January 2017 and continuing through June 2020.

Elm Road Units

MGE Power Elm Road and two other owners own undivided interests in the Elm Road Units, consisting of two 615 MW units, which, as of December 31, 2018, accounted for 14% of MGE's net summer rated capacity. Power from these units is shared in proportion to each owner's ownership interest. MGE Power Elm Road owns an 8.33% ownership interest in the Elm Road Units, and its interest in the Elm Road Units is leased to MGE. The other owners are Wisconsin Energy Corporation, which operates the Units, and WPPI Energy, Inc. The Elm Road Units burn bituminous coal obtained from northern West Virginia and southwestern Pennsylvania, and sub-bituminous coal from the Powder River Basin in Wyoming. MGE's share of the coal inventory supply for the Elm Road Units increased from approximately 48 days as of December 31, 2017, to approximately 56 days as of December 31, 2018.

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

Electric and Gas Distribution Facilities

As of December 31, 2018, MGE owned 865 miles of overhead electric distribution line and 1,224 miles of underground electric distribution cable, all of which are located in Wisconsin. These electric distribution facilities are connected by approximately 52 substations, installed with a capacity of 1,202,500 kVA. MGE's gas facilities include 2,900 miles of distribution mains, which are all owned by MGE.

A significant portion of MGE's electric and gas distribution facilities are located above or underneath highways, streets, other public places, or property that others own. MGE believes that it has satisfactory rights to use those places or property in the form of permits, grants, easements, and licenses; however, it has not necessarily undertaken to examine the underlying title to the land upon which the rights rest.

Encumbrances

The principal plants and properties of MGE are subject to the lien of its Indenture of Mortgage and Deed of Trust dated as of January 1, 1946, as amended and supplemented, under which MGE's first mortgage bonds are issued. As of December 31, 2018, there were $1.2 million of first mortgage bonds outstanding. See Footnote 10 of the Notes to Consolidated Financial Statements in this Report for additional information regarding MGE's first mortgage bonds.

MGE Power Elm Road has collaterally assigned its right to lease payments from MGE for the Elm Road Units in order to secure the repayment of $57.3 million of senior secured notes issued by MGE Power Elm Road. See Footnote 10 of the Notes to Consolidated Financial Statements in this Report for additional information regarding these senior notes.

MGE Power West Campus has collaterally assigned its right to lease payments from MGE for the WCCF in order to secure the repayment of $41.6 million of senior secured notes issued by MGE Power West Campus. See Footnote 10 of the Notes to Consolidated Financial Statements in this Report for additional information regarding these senior notes.

Item 3. Legal Proceedings.

MGE Energy and MGE

MGE Energy and its subsidiaries, including MGE, from time to time are involved in various legal proceedings that are handled and defended in the ordinary course of business.

See "Environmental" under Item 1. Business and Footnote 17.c. of the Notes to Consolidated Financial Statements in this Report for a description of several environmental proceedings involving MGE. See Footnote 17.d. of the Notes to Consolidated Financial Statements in this Report for a description of other legal matters.

Item 4. Mine Safety Disclosures.

MGE Energy and MGE

Not applicable.

PART II.

Item 5. Market for Registrants' Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market for Common Equity

MGE Energy

MGE Energy common stock is traded on Nasdaq under the symbol MGEE. On January 25, 2019, there were approximately 37,843 shareholders of record. For additional information regarding dividends and dividend restrictions, see Footnote 9 of the Notes to the Consolidated Financial Statements in this Report.

MGE

As of January 25, 2019, there were 17,347,894 outstanding shares of common stock, all of which were held by MGE Energy. There is no market for shares of common stock of MGE.

Issuer Purchases of Equity Securities

MGE Energy

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Maximum number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs(a)
October 1-31, 2018	10,111	$63.86	-	-
November 1-30, 2018	6,467	62.92	-	-
December 1-31, 2018	44,048	68.12	-	-
Total	60,626	$66.85	-	-

(a)

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

MGE

None.

Stock Performance Graph

The performance graph below illustrates a five-year comparison of cumulative total returns based on an initial investment of $1,000 in MGE Energy common stock, as compared with the Russell 2000 and the EEI Index for the period 2013 through 2018. The EEI Index reflects the consolidated performance of Edison Electric Institute investor-owned electric utilities.

Cumulative Five-Year Total Return Comparison

(assumes $1,000 invested on 12/31/2013 with dividends reinvested)

Value of Investment as of December 31,

	2013	2014	2015	2016	2017	2018
MGEE	$1,000	$1,219	$1,275	$1,835	$1,808	$1,756
Russell 2000	1,000	1,049	1,003	1,216	1,394	1,241
EEI Index	1,000	1,289	1,239	1,455	1,625	1,685

Item 6. Selected Financial Data.

MGE Energy, Inc.

(In thousands, except per share amounts)

	For the Years Ended December 31,
	2018	2017	2016	2015	2014
Summary of Operations
Operating revenues:
Electric	$402,001	$414,274	$410,202	$420,291	$398,132
Gas	157,767	148,825	134,543	143,737	221,720
Total operating revenues	559,768	563,099	544,745	564,028	619,852
Operating expenses(a)	426,151	419,180	400,801	423,159	468,326
Other general taxes	19,410	19,294	20,062	19,879	19,652
Operating income	114,207	124,625	123,882	120,990	131,874
Other income, net(a)	17,055	14,399	14,057	11,878	16,303
Interest expense, net	(19,609)	(19,324)	(19,866)	(20,162)	(19,673)
Income before taxes	111,653	119,700	118,073	112,706	128,504
Income tax provision(b)	(27,434)	(22,094)	(42,513)	(41,363)	(48,185)
Net income	$84,219	$97,606	$75,560	$71,343	$80,319
Average shares outstanding	34,668	34,668	34,668	34,668	34,668
Basic and diluted earnings per share	$2.43	$2.82	$2.18	$2.06	$2.32
Dividends declared per share	$1.32	$1.26	$1.21	$1.16	$1.11

Assets
Electric	$1,193,083	$1,058,988	$1,038,308	$1,004,087	$970,464
Gas	377,005	354,875	329,538	318,336	322,556
Nonregulated energy operations	265,301	270,384	271,277	277,858	280,542
Transmission investments(b)	66,366	61,783	74,535	69,470	67,697
All others	465,661	485,548	465,202	434,868	438,898
Eliminations	(378,798)	(376,396)	(377,800)	(378,216)	(390,636)
Total assets	$1,988,618	$1,855,182	$1,801,060	$1,726,403	$1,689,521

Capitalization including Short-Term Debt
Common shareholders' equity	$816,644	$778,187	$724,088	$690,458	$659,401
Long-term debt(c)	497,896	422,613	387,124	391,010	394,775
Short-term debt	13,000	4,000	-	-	7,000
Total capitalization and short-term debt	$1,327,540	$1,204,800	$1,111,212	$1,081,468	$1,061,176

(a)

Reflects retrospective application of new accounting pronouncement related to pension and other postretirement benefits. See Footnote 2 of the Notes to Consolidated Financial Statements in this Report for further information.

(b)

In December 2017, a one-time tax impact, as a result of the Tax Act, decreased income tax provision and transmission investment $21.7 million and $20.4 million, respectively. See Footnote 12 of the Notes to Consolidated Financial Statements in this Report for further information.

(c)

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

Our principal subsidiary is MGE, which generates and distributes electric energy, distributes natural gas, and represents a majority portion of our assets, liabilities, revenues, and expenses. MGE generates and distributes electricity to approximately 153,000 customers in Dane County, Wisconsin, including the city of Madison, and purchases and distributes natural gas to approximately 161,000 customers in the Wisconsin counties of Columbia, Crawford, Dane, Iowa, Juneau, Monroe, and Vernon.

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

•

Environmental laws and regulations, including adopted and pending environmental rule changes, and

•

Other factors listed in Item 1A. Risk Factors.

For the year ended December 31, 2018, MGE Energy's earnings were $84.2 million or $2.43 per share compared to $97.6 million or $2.82 per share for the same period in the prior year. MGE's earnings for the year ended December 31, 2018, were $56.5 million compared to $49.8 million for the same period in the prior year.

MGE Energy's net income was derived from our business segments as follows:

(In millions)	Year Ended December 31,
Business Segment:	2018	2017	2016
Electric Utility	$45.9	$41.4	$40.6
Gas Utility	12.9	11.1	10.6
Nonregulated Energy	20.2	40.5	19.1
Transmission Investments	6.2	5.9	5.6
All Others	(1.0)	(1.3)	(0.3)
Net Income	$84.2	$97.6	$75.6

Our net income during 2018 compared to 2017 primarily reflects the effects of the following factors:

Electric Utility

For 2018, electric operating income increased primarily as a result of more favorable weather conditions in the current year. Cooling degree days (a measure for determining the impact of weather during the cooling season) increased by 37.2% compared to 2017.

Gas Utility

For 2018, gas operating income increased primarily related to an increase in gas retail sales reflecting higher customer demand resulting from colder weather experienced compared to the same period in the prior year and an increase in retail customers. Heating degree days (a measure for determining the impact of weather during the heating season) increased by 11.2% compared to 2017.

Nonregulated Energy

Nonregulated Energy income decreased due to a $21.6 million one-time tax impact in 2017 as a result of lower federal income tax rates associated with the passage of the Tax Cuts and Jobs Act. See "Tax Reform" below for additional information.

Our net income during 2017 compared to 2016 primarily reflects the effects of the following factors:

Electric and Gas Utility

Electric and gas net income increased primarily related to a $1.5 million (pre-tax) gain on sale of property assets in 2017, customer growth, and cooler weather in the fourth quarter of 2017 compared to 2016.

Nonregulated Energy

Nonregulated Energy income increased due to a $21.6 million one-time tax impact in 2017 as a result of lower federal income tax rates associated with the passage of the Tax Cuts and Jobs Act. See "Tax Reform" below for additional information.

All Others

The decrease in all other income in 2017 primarily results from a $2 million (pre-tax) voluntary contribution to the Madison Gas and Electric Foundation.

During 2018, the following events occurred:

Tax Reform: On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act. The Tax Act made broad and complex changes to the U.S. tax code, including the reduction in the U.S. federal corporate tax rate from 35 percent to 21 percent, effective January 1, 2018.

Customer rates approved for 2018 reflect an income tax rate of 35 percent. In January 2018, the PSCW issued an order directing Wisconsin investor-owned utilities to defer the over-collection of income tax expense as a result of the decrease in tax rate to 21 percent. The PSCW issued an order in May 2018 to return to customers the estimated 2018 over-collection of income tax expense. As of December 31, 2018, MGE returned $8.2 million to customers through bill credits. Any over/under recovery of the actual costs will be subject to the PSCW's review in a future rate case. As of December 31, 2018, MGE has deferred $3.1 million as a regulatory liability and recorded a corresponding reduction in operating revenues for over-collection of income tax expense (net of customer bill credits).

Saratoga Wind Farm: In December 2017, the PSCW authorized construction of a 66 MW wind farm, consisting of 33 turbines, located near Saratoga, Iowa. MGE received specific approval to recover 100% AFUDC on the project. As of December 31, 2018, MGE has incurred $95.8 million of capital expenditures. After tax, MGE has recognized $2.5 million in AFUDC equity related to this project for the year ended December 31, 2018. Construction of the project is expected to be completed in February 2019 for approximately $112 million.

Forward Wind: In April 2018, MGE, along with two other utilities, purchased the Forward Wind Energy Center, which consists of 86 wind turbines located in Wisconsin with a total capacity of 137.85 MW. The aggregate purchase price was approximately $174 million, of which MGE's proportionate share is 12.8%, or approximately $23 million. The purchase of the Forward Wind Energy Center replaced an existing purchase power agreement, under which MGE purchased 12.8% of the facility's energy output.

Columbia: MGE and WPL have negotiated an amendment to the existing Columbia joint operating agreement, effective January 1, 2017, under which MGE has reduced its obligation to pay certain capital expenditures (other than SCR-related expenditures) at Columbia in exchange for a proportional reduction in MGE's ownership in Columbia. On January 1 of each year from 2017 through 2019 and then on June 1, 2020, the ownership percentage is adjusted through a partial sale based on the amount of capital expenditures foregone. As of December 31, 2018 and 2017, MGE classified $3.1 million and $8.8 million, respectively, of Columbia assets as held-for-sale on the consolidated balance sheets. In January 2018, MGE reduced its ownership interest in Columbia from 20.4% to 19.4% as a result of the partial sale of plant assets to WPL.

Deferred Fuel Costs – Subject to Refund: As of December 31, 2018, MGE has deferred $9.5 million of 2018 fuel savings. These costs will be subject to the PSCW's annual review of 2018 fuel costs, expected to be completed in 2019.

Debt Issuance: MGE issued $40 million of long-term unsecured debt in July 2018 and $60 million of long-term unsecured debt in September 2018. The proceeds of these debt financings were used to assist with the financing of additional capital expenditures, such as the Saratoga Wind Farm, and refinanced $20 million of long-term debt which matured in September 2018. The covenants of these debt issues are substantially consistent with MGE's existing unsecured long-term debt.

2017 Annual Fuel Proceeding: In August 2018, the PSCW issued a final decision in the fuel rules proceedings for MGE to refund $4.2 million of additional fuel savings realized during 2017 to its retail electric customers which was returned over a one-month period in October 2018. There was no change to the refund in the fuel rules proceedings from the amount MGE deferred as of December 31, 2017.

During 2019, several items may affect us, including:

2019/2020 Rate Change Settlement: In December 2018, the PSCW approved the settlement agreement between MGE and intervening parties in the rate case. The settlement decreases electric rates by 2.24% or $9.2 million in 2019. MGE will maintain this rate level for 2020, with the exception that MGE will file a 2020 Fuel Cost Plan in 2019 and MGE's electric rates will be adjusted accordingly. The decrease reflects the ongoing tax impacts of the Tax Act and the addition of lower-cost renewable generation capacity. The settlement agreement increases gas rates by 1.06% or $1.7 million in 2019 and 1.46% or $2.4 million in 2020. The increase covers infrastructure costs. It also reflects the impacts of the Tax Act.

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

Pension and Other Postretirement Benefit Costs: Costs for pension and other postretirement benefits are affected by actual investment returns on the assets held for those benefits and by the discount rate, which is sensitive to interest rates, used to calculate those benefits. Volatility in interest rates and investment returns could affect the value of the pension and postretirement benefit obligations. These changes may affect benefit costs in future years. As a result of lower investment returns in the fourth quarter of 2018, pension and postretirement benefit costs will increase in 2019. In December 2018, MGE filed a deferral request with the PSCW to defer the difference between estimated pension and other postretirement costs included in the 2019 and 2020 rate settlement and actual expense incurred. If approved, MGE expects to defer approximately $5.9 million in 2019 as a regulatory asset. The pension and other postretirement costs for 2020 are currently unknown. Any overcollection or undercollection of actual expense in 2020 will be netted with the amount deferred in 2019. MGE expects that the deferred cost for employee benefit plans will be factored into future rate actions starting in 2021. A PSCW decision is expected in early 2019.

ATC Return on Equity: Several parties have filed complaints with the FERC seeking to reduce the ROE used by MISO transmission owners, including ATC. Any change to ATC's ROE could result in lower equity earnings and distributions from ATC in the future. We derived approximately 7.3% of our net income for the year ended December 31, 2018, from our investment in ATC. See "Other Matters" below for additional information concerning ATC.

Environmental Initiatives: There are proposed legislative rules and initiatives involving matters related to air emissions, water effluent, hazardous materials, and greenhouse gases, all of which affect generation plant capital expenditures and operating costs as well as future operational planning. At present, it is unclear how the changes in the Presidential, Congressional, and EPA administrations may affect existing, pending or new legislative or rulemaking proposals or regulatory initiatives. Such legislation and rulemaking could significantly affect the costs of owning and operating fossil-fueled generating plants, such as Columbia and the Elm Road Units, from which we derive approximately 43% of our electric generating capacity as of December 31, 2018. We would expect to seek and receive recovery of any such costs in rates; however, it is difficult to estimate the amount of such costs due to the uncertainty as to the timing and form of the legislation and rules, and the scope and time of the recovery of costs in rates, which may lag the incurrence of those costs.

EPA's Clean Power Plan: In October 2015, the EPA finalized its Clean Power Plan (CPP) rule with an effective date of December 2015, setting guidelines and approval criteria for states to use in developing plans to control GHG emissions from existing fossil fuel-fired electric generating units and systems. Implementation of the rule is currently stayed by order to the U.S. Supreme Court, however, if implemented, the CPP is expected to have a direct impact on existing coal and natural gas fired generating units, including possible changes in dispatch and additional operating costs. The rule is the subject of pending legal challenges. In August 2018, the EPA proposed the Affordable Clean Energy (ACE) rule which would replace the CPP, if successfully implemented. The proposed ACE as it is currently written has the potential to impact Blount, Columbia, and the Elm Road Units. Given the pending CPP legal proceedings and the proposed ACE rule, the nature and timing of any final requirements to control GHG emissions from existing fossil fuel-fired EGUs is subject to uncertainty. MGE is unable to determine with any certainty the impact of the CPP and proposed ACE rule on our operations. If an ACE rule is implemented substantially in the form of the CPP rule, it is expected to have a material impact on MGE. MGE will continue to monitor developments with the proposed ACE rule, the CPP rule, and related litigation.

Columbia: MGE will reduce its obligation to pay certain capital expenditures (other than SCR-related expenditures) at Columbia in exchange for a proportional reduction in MGE's ownership in Columbia. In January 2019, MGE reduced its ownership interest in Columbia from 19.4% to 19.1% as a result of the partial sale of plant assets to WPL. By June 2020, MGE's ownership in Columbia is forecasted to be approximately 19%, a decrease of 3% from the 22% ownership interest held by MGE on January 1, 2016.

Future Generation - Riverside: In 2016, MGE entered into an agreement with WPL under which MGE may acquire up to 50 MW of capacity in a gas-fired generating plant to be constructed by WPL at its Riverside Energy Center in Beloit, Wisconsin, during the five-year period following the in-service date of the plant. The plant is expected to be completed by early 2020.

Future Generation - Utility Solar: In May 2018, MGE and WPSC filed a joint application with the PSCW for the approval to acquire 300 MW of solar generating capacity from two separate solar projects in Wisconsin, Badger Hollow Solar Farm and Two Creeks Solar Farm. MGE's combined ownership share of the two projects is expected to be 100 MW. If approved by the PSCW, construction of the projects is expected to begin in 2019. MGE's share of the construction cost is expected to be approximately $130 million.

The following discussion is based on the business segments as discussed in Footnote 21 of the Notes to Consolidated Financial Statements in this Report.

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

Year Ended December 31, 2018, Versus the Year Ended December 31, 2017

The following table provides a calculation of electric and gas margins (non-GAAP), along with a reconciliation to the most comparable GAAP measure, operating income:

	Year Ended December 31,
(In millions)	2018	2017	$ Change
Electric revenues	$400.9	$413.9	$(13.0)
Fuel for electric generation	56.2	53.0	3.2
Purchased power	50.8	58.7	(7.9)
Total Electric Margins	293.9	302.2	(8.3)

Gas revenues	157.8	148.8	9.0
Cost of gas sold	85.0	76.6	8.4
Total Gas Margins	72.8	72.2	0.6

Other operating revenues	1.1	0.3	0.8
Other operations and maintenance	177.8	177.7	0.1
Depreciation and amortization	56.4	53.1	3.3
Other general taxes	19.4	19.3	0.1
Operating Income	$114.2	$124.6	$(10.4)

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the years indicated:

	Revenues			Sales (kWh)
(In thousands, except cooling degree days)	2018	2017	% Change	2018	2017	% Change
Residential	$138,566	$136,168	1.8%	860,246	793,337	8.4%
Commercial	204,683	216,461	(5.4)%	1,867,418	1,825,922	2.3%
Industrial	13,878	16,176	(14.2)%	180,151	196,629	(8.4)%
Other-retail/municipal	34,023	38,010	(10.5)%	381,610	421,360	(9.4)%
Total retail	391,150	406,815	(3.9)%	3,289,425	3,237,248	1.6%
Sales to the market	7,438	4,067	82.9%	181,342	117,039	54.9%
Other revenues	1,870	2,323	(19.5)%	-	-	-%
Adjustments to revenues	424	721	(41.2)%	-	-	-%
Total	$400,882	$413,926	(3.2)%	3,470,767	3,354,287	3.5%

Cooling degree days (normal 677)				796	580	37.2%

Electric margin, a non-GAAP measure, decreased $8.3 million during 2018 compared to 2017, due to the following:

(In millions)
Revenue subject to refund, net	$(22.3)
Other	(1.8)
Increase in volume	8.4
Decreased fuel costs	7.4
Total	$(8.3)

•

Revenue subject to refund. For cost recovery mechanisms, any over-collection of the difference between actual costs incurred and the amount of costs collected from customers is recorded as a reduction of revenue in the period incurred.

o

Tax Act. MGE received a PSCW order in January 2018 to defer the over-collection of income tax expense collected in customer rates as a result of the Tax Act reduction in federal income tax rate to 21 percent. During 2018, MGE recorded a $4.4 million reduction in retail electric revenues and recorded a corresponding regulatory liability. During 2018, MGE returned $6.3 million to electric customers through bill credits related to the tax credit.

o

Fuel-related costs. MGE's fuel-related costs subject to refund decreased revenue $5.3 million. MGE returned $4.2 million and $6.2 million of electric fuel-related savings in October 2018 and 2017, respectively. As of December 31, 2018 and 2017, MGE has deferred $9.5 million and $4.2 million, respectively, of fuel-related savings. Under fuel rules, MGE is required to defer electric fuel-related costs that fall outside a 2% cost tolerance band around the amount used in the most recent rate proceeding. Beginning in 2018, over-collection of fuel-related costs outside the tolerance band are reflected as a reduction of revenue in the period incurred. Under-collection of costs outside the tolerance band is reflected as a reduction of purchase power expense in the period incurred. Any potential recovery of excess fuel costs will be recorded in the period received. Prior to adoption of the new revenue recognition guidance, effective January 1, 2018, deferred fuel-related costs were reflected in purchased power expense, with potential refunds associated with fuel savings increasing that expense and potential recovery of excess fuel costs decreasing that expense.

o

Transmission. MGE's transmission costs subject to refund decreased revenue $2.2 million primarily related to a one-time refund received in June 2018.

o

Operating Costs. MGE's electric plant operating costs subject to refund decreased revenue $4.1 million primarily related to lower leased generation costs due to the reduction in tax rate.

•

Other. During 2018, other items affecting electric operating revenues decreased $1.8 million primarily attributable to a decrease in demand charges as a result of a large industrial customer relocating its operations out of state.

•

Volume. During 2018, there was an 8.4% increase in residential electric sales volumes compared to the same period in the prior year driven by favorable weather conditions. During 2018, there was a 8.4% decrease in industrial retail electric sales volumes compared to the same period in the prior year as a result of a large industrial customer relocating its operations out of state.

•

Fuel Costs. Fuel costs decreased during 2018, primarily as a result of a reduction in purchased power. The purchase of the Forward Wind Energy Center in April 2018 replaced an existing purchase power agreement that was previously recorded as purchased power expense in fuel costs.

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class during each of the years indicated:

(In thousands, except HDD and average rate per therm of retail customer)	Revenues			Therms Delivered
	2018	2017	% Change	2018	2017	% Change
Residential	$94,017	$88,695	6.0%	106,899	94,631	13.0%
Commercial/Industrial	59,060	55,151	7.1%	101,028	91,411	10.5%
Total retail	153,077	143,846	6.4%	207,927	186,042	11.8%
Gas transportation	4,283	4,561	(6.1)%	74,773	70,234	6.5%
Other revenues	407	418	(2.6)%	-	-	-%
Total	$157,767	$148,825	6.0%	282,700	256,276	10.3%
Heating degree days (normal 6,913)				7,306	6,569	11.2%
Average rate per therm of retail customer	$0.736	$0.773	(4.8)%

Gas margin, a non-GAAP measure, increased $0.6 million during 2018 compared to 2017, due to the following:

(In millions)
Increase in volume	$3.8
Other	0.2
Revenue subject to refund/tax credit	(3.4)
Total	$0.6

•

Volume. For 2018, retail gas deliveries increased 11.8% compared to the same period in the prior year primarily related to customer growth and more favorable weather conditions in the current year.

•

Revenue subject to refund/tax credit. MGE received a PSCW order in January 2018 to defer the over-collection of income tax expense collected in customer rates as a result of the Tax Act reduction in federal income tax rate to 21 percent. Any over-collection of the difference between actual costs incurred and the amount of costs collected from customers is recorded as a reduction of revenue in the period incurred. For 2018, MGE recorded a $1.5 million reduction in retail gas revenues and recorded a corresponding regulatory liability. During 2018, MGE returned $1.9 million to gas customers through bill credits related to the tax credit.

Consolidated operations and maintenance expenses

For 2018, operations and maintenance expenses increased $0.1 million, compared to the same period in the prior year. The following contributed to the net change:

(In millions)
Increased customer accounts costs	$0.9
Increased gas distribution costs	0.5
Increased electric distribution costs	0.4
Increased other costs	0.4
Decreased electric transmission costs	(2.1)
Total	$0.1

For 2018, decreased electric transmission costs are primarily related to a decrease in transmission rates as a result of a one-time refund received in June 2018. The lower transmission rate is reflected in customer revenue as revenue subject to refund.

Consolidated depreciation expense

Electric depreciation expense increased $2.3 million and gas depreciation expense increased $1.0 million for 2018, compared to the same period in the prior year primarily related to an increase in depreciable assets and change in estimated useful lives of capitalized software assets affected by the technology corporate initiative.

Nonregulated Energy Operations - MGE Energy and MGE

The nonregulated energy operations are conducted through MGE Energy's subsidiaries: MGE Power Elm Road (the Elm Road Units) and MGE Power West Campus (WCCF), which have been formed to own and lease electric generating capacity to assist MGE. For 2018 and 2017, net income at the nonregulated energy operations segment was $20.2 million and $40.5 million, respectively. The decrease in net income is attributable to a $21.6 million one-time tax impact in 2017 as a result of the Tax Act. The Tax Act reduced the federal tax rate from 35% to 21%. The decrease in tax rate lowered lease revenues and income tax expense in 2018. Income tax expense is a factor used in the formula to calculate lease rates. See Footnote 12 of the Notes to Consolidated Financial Statements in this Report.

Transmission Investment Operations - MGE Energy and MGE

For 2018 and 2017, other income at the transmission investment segment was $8.6 million and $9.8 million, respectively. The decrease in tax rate from 35% to 21%, effective January 1, 2018, lowered earnings from ATC and income tax expense for 2018. Income tax expense is a factor used in the calculation of ATC's transmission rates. The transmission investment segment holds our interest in ATC and ATC Holdco, and its income reflects our equity in the earnings of the investments. ATC Holdco was formed in December 2016. In the near term, it is expected that ATC Holdco will be pursuing transmission development opportunities that typically have long development and investment lead times before becoming operational. See Footnote 6 of the Notes to Consolidated Financial Statements in this Report and "Other Matters" below for additional information concerning ATC and summarized financial information regarding ATC.

Consolidated Income Taxes - MGE Energy and MGE

Although effective tax rates have been lowered as a result of the Tax Act, regulated revenues have been affected as tax expense is a factor in the determination of rates for electric and gas service, and rates relating to our investment in transmission. See Footnote 12 of the Notes to Consolidated Financial Statements in this Report for details of effective income tax rates for continuing operations.

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

	Year Ended December 31,
(In millions)	2018	2017
MGE Power Elm Road(a)	$15.4	$29.3
MGE Power West Campus(a)	$7.2	$13.9

(a)

In 2017, there was a $21.6 million one-time tax impact as a result of the Tax Act. The Tax Act reduced the federal tax rate from 35% to 21%. See Footnote 12 of the Notes to Consolidated Financial Statements in this Report for additional information.

Results of Operations

Year Ended December 31, 2017, Versus the Year Ended December 31, 2016

Electric Utility Operations - MGE Energy and MGE

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the years indicated:

	Revenues			Sales (kWh)
(In thousands, except cooling degree days)	2017	2016	% Change	2017	2016	% Change
Residential	$136,168	$136,792	(0.5)%	793,337	828,887	(4.3)%
Commercial	216,461	213,101	1.6%	1,825,922	1,866,035	(2.1)%
Industrial	16,176	17,589	(8.0)%	196,629	232,854	(15.6)%
Other-retail/municipal	38,010	35,559	6.9%	421,360	395,662	6.5%
Total retail	406,815	403,041	0.9%	3,237,248	3,323,438	(2.6)%
Sales to the market	4,067	6,135	(33.7)%	117,039	183,195	(36.1)%
Return of fuel savings	-	(423)	(100.0)%	-	-	-%
Other revenues	2,323	1,906	21.9%	-	-	-%
Adjustments to revenues	721	(1,653)	n.m.%	-	-	-%
Total	$413,926	$409,006	1.2%	3,354,287	3,506,633	(4.3)%

Cooling degree days (normal 659)				580	780	(25.6)%

n.m.: not meaningful

Electric operating revenues increased $4.9 million or 1.2% during 2017, due to the following:

(In millions)
Deferral of fuel savings/fuel credit	$17.9
Adjustments to revenues	2.4
Other	0.3
Volume	(9.6)
Rate changes	(4.0)
Sales to the market	(2.1)
Total	$4.9

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

•

Volume. During 2017, there was a 15.6% decrease in industrial retail sales volumes compared to the same period in 2016 as a result of a large industrial customer relocating its operations out of state. During 2017, there was a 4.3% decrease in residential sales volumes compared to the same period in 2016 driven by decreased customer demand due, at least in part, to less favorable weather conditions, as evidenced by the lower number of cooling degree days.

•

Rate Changes. In December 2016, the PSCW authorized MGE to decrease 2017 rates for retail electric customers by 0.8% or $3.3 million on an annual basis.

Rates charged to retail customers for 2017, were 2.2% or $4.0 million lower than those charged during the same period in 2016.

34

•

Sales to the Market. Sales to the market represent wholesale sales made to third parties who are not ultimate users of the electricity. These sales may include spot market transactions on the markets operated by MISO and PJM. These sales may also include bilateral sales to other utilities or power marketers. Generating units are dispatched by MISO based on cost considerations as well as reliability of the system. Sales to the market typically occur when MGE has more generation and purchases online than are needed for its own system demand. The excess electricity is then sold to others in the market. For 2017, market volumes decreased compared to the same period in 2016, reflecting decreased opportunities for sales, and those sales were made at lower market prices. The revenue generated from these sales is included in fuel rules monitored costs. See fuel rules discussion in Footnote 8.b. of the Notes to Consolidated Financial Statements in this Report.

Electric fuel and purchased power

Electric fuel and purchased power costs reflect a decrease in internal generation volumes partially offset by an increase in the volume of purchased power when compared to 2016. Adjustments related to the regulatory recovery for fuel costs, known as fuel rules, increased purchased power expense. These items are explained below.

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

Electric depreciation expense

Electric depreciation expense increased $7.5 million during 2017 compared to 2016 as a result of new depreciation rates for Columbia, as approved by the PSCW.

Other electric income

Other electric income increased $1.0 million during 2017 compared to 2016 primarily due to the gain on sale of property assets.

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

The average retail rate per therm for 2017 increased 6.5% compared to 2016, reflecting a $6.5 million increase in natural gas commodity costs (recovered through the PGA). Additionally, there was an increase in fixed rate charges.

•

Volume. For 2017, retail gas deliveries increased 4.3% compared to 2016. The increase in volume is primarily related to customer growth and cooler weather in the fourth quarter of 2017 compared to 2016.

Cost of gas sold

For 2017, cost of gas sold increased by $9.9 million, compared to 2016. The cost per therm of natural gas increased 9.2%, which resulted in $6.5 million of increased expense. The volume of gas purchased increased 5.1%, which resulted in $3.4 million of increased expense.

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

Transmission Investment Operations - MGE Energy and MGE

For 2017 and 2016, other income at the transmission investment segment was $9.8 million and $8.4 million, respectively. The transmission investment segment holds our interest in ATC and ATC Holdco, and its income reflects our equity in the earnings of the investments. ATC Holdco was formed in December 2016. In the near term, it is expected that ATC Holdco will be pursuing transmission development opportunities that typically have long development and investment lead times before becoming operational. See Footnote 6 of the Notes to Consolidated Financial Statements in this Report and "Other Matters" below for additional information concerning ATC and summarized financial information regarding ATC.

All Other Operations - MGE Energy and MGE

Other income

The decrease in all other income primarily results from a $2 million (pre-tax) voluntary contribution to the Madison Gas and Electric Foundation.

Consolidated Income Taxes - MGE Energy and MGE

MGE Energy's effective income tax rate for 2017 and 2016 was 18.5% and 36.0%, respectively. MGE's effective income tax rate for 2017 and 2016 was 17.0% and 35.9%, respectively. The decrease in the effective tax rate for both MGE Energy and MGE in 2017 was primarily related to the Tax Act, which was signed into law on December 22, 2017. Pursuant to the Tax Act, deferred income tax balances as of December 31, 2017, were remeasured to reflect the decrease in the corporate income tax rate from 35 percent to 21 percent beginning January 1, 2018. See Footnote 12 of the Notes to Consolidated Financial Statements in this Report for details of effective income tax rates for continuing operations.

Noncontrolling Interest, Net of Tax - MGE

The noncontrolling interest, net of tax, reflects the accounting required for MGE Energy's interest in MGE Power Elm Road (the Elm Road Units) and MGE Power West Campus (WCCF). MGE Energy owns 100% of MGE Power Elm Road and MGE Power West Campus; however, due to the contractual agreements for these projects with MGE, the entities are considered VIEs with respect to MGE and their results are consolidated with those of MGE, the primary beneficiary of the VIEs. Also included in noncontrolling interest, net of tax, for 2016 is MGE Energy's interest in MGE Transco, which holds our investment in ATC.

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

(b)

MGE Transco holds an ownership interest in ATC. In July 2016, MGE's ownership interest in MGE Transco declined below a majority, resulting in MGE Energy's investment in MGE Transco being deconsolidated from MGE's consolidated financial statements. See Footnote 20 of the Notes to Consolidated Financial Statements in this Report for further discussion of noncontrolling interest. In December 2016, MGE's ownership interest in MGE Transco was transferred to MGE Energy. See Footnote 6 of the Notes to Consolidated Financial Statements in this Report for additional information.

Liquidity and Capital Resources

MGE Energy and MGE have adequate liquidity to fund operations and capital expenditures over the next twelve months. Available resources include cash and cash equivalents, operating cash flows, liquid assets, borrowing capacity under revolving credit facilities, and access to equity and debt capital markets.

Cash Flows

The following summarizes cash flows for MGE Energy and MGE during 2018, 2017, and 2016:

	MGE Energy			MGE
(In thousands)	2018	2017	2016	2018	2017	2016
Cash provided by/(used for):
Operating activities	$153,040	$131,373	$147,864	$147,994	$124,120	$146,852
Investing activities	(218,328)	(116,275)	(86,813)	(213,302)	(106,572)	(85,635)
Financing activities	38,123	(4,637)	(46,112)	61,885	(23,897)	(76,845)

Cash Provided by Operating Activities

MGE Energy

MGE Energy's consolidated net cash provided by operating activities is derived mainly from the electric and gas operations of its principal subsidiary, MGE.

2018 vs. 2017

Cash provided by operating activities for 2018 was $153.0 million, an increase of $21.7 million when compared to the prior year.

MGE Energy's net income decreased $13.4 million for 2018 when compared to the prior year primarily related to a $21.6 million one-time 2017 noncash tax impact of the Tax Act from the nonregulated energy segment.

MGE Energy's federal and state taxes paid decreased $14.6 million during 2018, when compared to the prior year, reflecting the reduction in tax rates effected by the Tax Act.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $10.5 million in cash provided by operating activities for 2018, primarily due to increased current liabilities, decreased unbilled revenues, and decreased inventories, partially offset by decreased accounts payable and increased receivables.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $12.7 million in cash used for operating activities for 2017, primarily due to decreased accounts payable, increased receivables, increased inventories, and increased unbilled revenues, partially offset by increased current liabilities.

A decrease in pension contribution resulted in an additional $5.7 million in cash provided by operating activities for 2018, when compared to the prior year. Pension contributions reflect amounts required by law and discretionary amounts.

2017 vs. 2016

Cash provided by operating activities for 2017 was $131.4 million, a decrease of $16.5 million when compared to 2016.

MGE Energy's net income increased $22.0 million for 2017 when compared to 2016 primarily related to a $21.6 million one-time 2017 noncash tax impact of the Tax Act from the nonregulated energy segment.

In 2016, MGE received a $10.0 million refund from the IRS for the 2015 tax year. Excluding the 2016 refund, MGE Energy's federal and state taxes paid increased $5.3 million during 2017, when compared to 2016.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $12.7 million in cash used for operating activities for 2017, primarily due to decreased accounts payable, increased receivables, increased inventories, and increased unbilled revenues, partially offset by increased current liabilities.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $7.7 million in cash provided by operating activities for 2016, primarily due to increased accounts payable, decreased inventories, and decreased receivable margin, partially offset by increased unbilled revenues, increased receivables, and decreased current liabilities. The decrease in current liabilities includes a fuel credit, approved in August 2015, of $8.3 million that customers received on their bill throughout 2016 and a one-time fuel credit, approved in July 2016, of $15.5 million that customers received on their bill in September 2016.

A decrease in pension contribution resulted in an additional $3.2 million in cash provided by operating activities for 2017, when compared to 2016. Pension contributions reflect amounts required by law and discretionary amounts.

MGE

2018 vs. 2017

Cash provided by operating activities for 2018 was $148.0 million, an increase of $23.9 million when compared to the prior year.

Net income decreased $14.0 million for 2018, when compared to the prior year primarily related to a $21.6 million one-time 2017 noncash tax impact of the Tax Act from the nonregulated energy segment.

MGE's federal and state taxes paid decreased $14.7 million during 2018, when compared to the prior year, reflecting the reduction in tax rates effected by the Tax Act.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $10.1 million in cash provided by operating activities for 2018, primarily due to increased current liabilities, decreased unbilled revenues, and decreased inventories, partially offset by decreased accounts payable and increased accounts receivable.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $14.2 million in cash used for operating activities for 2018, primarily due to decreased accounts payable, increased receivables, increased inventories, and increased unbilled revenues, partially offset by increased current liabilities.

A decrease in pension contribution resulted in an additional $5.7 million in cash provided by operating activities for 2018, when compared to the prior year. Pension contributions reflect amounts required by law and discretionary amounts.

2017 vs. 2016

Cash provided by operating activities for 2017 was $124.1 million, a decrease of $22.7 million when compared to 2016.

Net income increased $18.5 million for 2017, when compared to 2016 primarily related to a $21.6 million one-time 2017 noncash tax impact of the Tax Act from the nonregulated energy segment.

In 2016, MGE received a $10.0 million refund from the IRS for the 2015 tax year. Excluding the 2016 refund, MGE's federal and state taxes paid to MGE Energy increased $5.2 million during 2017, when compared to 2016.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $14.2 million in cash used for operating activities for 2017, primarily due to decreased accounts payable, increased receivables, increased inventories, and increased unbilled revenues, partially offset by increased current liabilities.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $7.8 million in cash provided by operating activities for 2016, primarily due to increased accounts payable, decreased inventories, and decreased receivable margin, partially offset by increased receivables, increased unbilled revenues, and decreased current liabilities. The decrease in current liabilities includes a fuel credit, approved in August 2015, of $8.3 million that customers received on their bill throughout 2016 and a one-time fuel credit, approved in July 2016, of $15.5 million that customers received on their bill in September 2016.

A decrease in pension contribution resulted in an additional $3.2 million in cash provided by operating activities for 2017, when compared to 2016. Pension contributions reflect amounts required by law and discretionary amounts.

In 2016, MGE received dividends of $5.0 million from ATC. In December 2016, MGE's ownership interest in MGE Transco was transferred to MGE Energy.

Capital Requirements and Investing Activities

MGE Energy

2018 vs. 2017

MGE Energy's cash used for investing activities increased $102.1 million for 2018 when compared to the prior year.

Capital expenditures for 2018 were $212.2 million. This amount represents an increase of $104.1 million from the expenditures made in the prior year. This increase primarily reflects increased expenditures on the construction of the Saratoga wind project and the purchase of Forward Wind.

Capital contributions in ATC and other investments decreased $5.2 million for 2018 when compared to the prior year.

MGE Energy received $2.8 million in proceeds from the sales of property in 2017.

2017 vs. 2016

MGE Energy's cash used for investing activities increased $29.5 million for 2017 when compared to 2016.

Capital expenditures for 2017 were $108.1 million. This amount represents an increase of $24.5 million from the expenditures made in 2016. This increase primarily reflects increased expenditures on electric assets.

Capital contributions in ATC and other investments increased $8.1 million for 2017 when compared to 2016.

MGE Energy received $2.8 million in proceeds from the sales of property in 2017.

MGE

2018 vs. 2017

MGE's cash used for investing activities increased $106.7 million for 2018 when compared to the prior year.

Capital expenditures for 2018 were $212.2 million. This amount represents an increase of $104.1 million from the expenditures made in the prior year. This increase primarily reflects increased expenditures on the construction of the Saratoga wind project and the purchase of Forward Wind.

MGE received $1.7 million in proceeds from the sales of property in 2017.

2017 vs. 2016

MGE's cash used for investing activities increased $20.9 million for 2017 when compared to 2016.

Capital expenditures for 2017 were $108.1 million. This amount represents an increase of $24.5 million from the expenditures made in 2016. This increase primarily reflects increased expenditures on electric assets.

Capital contributions in ATC and other investments decreased $1.6 million in 2017, when compared to 2016. In December 2016, MGE transferred its ownership interest in ATC to MGE Energy. See Footnote 6 of the Notes to Consolidated Financial Statements in this Report for further details.

MGE received $1.7 million in proceeds from the sales of property in 2017.

Capital expenditures

The following table shows MGE Energy's actual capital expenditures for both 2018 and 2017, forecasted capital expenditures for 2019, and annual average forecasted capital expenditures for the years 2020 through 2022:

	Actual		Forecasted
(In thousands)				(Annual Average)
For the years ended December 31,	2017	2018	2019	2020-2022
Electric	$77,353	$176,399	$100,696	$90,118
Gas	26,847	30,497	38,620	43,092
Utility plant total	104,200	206,896	139,316	133,210
Nonregulated	3,931	5,301	5,517	3,066
MGE Energy total	$108,131	$212,197	$144,833	$136,276

The Saratoga Wind Farm began construction in 2018. This project accounts for $95.8 million of the capital expenditures for 2018.

MGE Energy used funds received as dividend payments from MGE Power West Campus and MGE Power Elm Road, internally generated cash, and long-term and short-term external financing to meet its 2018 capital requirements and cash obligations, including dividend payments. External financing included short-term financing under existing lines of credit.

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

In May 2018, MGE and WPSC filed a joint application with the PSCW for the approval to acquire 300 MW of solar generating capacity from two separate solar projects in Wisconsin, Badger Hollow Solar Farm and Two Creeks Solar Farm. MGE's combined ownership share of the two projects is expected to be 100 MW. If approved by the PSCW, construction of the projects is expected to begin in 2019. MGE's share of the construction cost is expected to be approximately $130 million. The application is pending approval by the PSCW and is excluded from the forecasted capital expenditures noted above.

Financing Activities

MGE Energy

2018 vs. 2017

Cash provided by MGE Energy's financing activities was $38.1 million for 2018, compared to $4.6 million of cash used for 2017.

For 2018, cash dividends paid were $45.8 million compared to $43.7 million in the prior year. This increase was a result of a higher dividend per share ($1.32 vs. $1.26).

During 2018, MGE issued $100.0 million of senior unsecured notes, which was used to refinance $20.0 million of maturing long-term notes and assist with financing additional capital expenditures. The increase in long-term debt primarily reflects expenditures on the construction of the Saratoga wind project. During 2017, MGE issued $70.0 million of senior unsecured notes, which was used to refinance $30.0 million of medium-term notes and assist with financing additional capital expenditures.

For 2018, net short-term debt borrowings were $9.0 million compared to $4.0 million in the prior year.

2017 vs. 2016

Cash used for MGE Energy's financing activities was $4.6 million for 2017, compared to $46.1 million of cash used for 2016.

For 2017, cash dividends paid were $43.7 million compared to $41.8 million in 2016. This increase was a result of a higher dividend per share $1.26 vs. $1.21).

During 2017, MGE issued $70.0 million of senior unsecured notes, which was used to refinance $30.0 million of medium-term notes and assist with financing additional capital expenditures.

For 2017, short-term debt borrowings were $4.0 million. There were no short-term borrowings for 2016.

MGE

2018 vs. 2017

During 2018, cash provided by MGE's financing activities was $61.9 million, compared to $23.9 million of cash used for MGE's financing activities in the prior year.

Cash dividends paid from MGE to MGE Energy were $45.0 million in the prior year. There were no cash dividends paid from MGE to MGE Energy for 2018.

Distributions to parent (MGE Energy) from noncontrolling interest, which represent distributions from MGE Power Elm Road and MGE Power West Campus, were $22.0 million for 2018, compared to $18.0 million in the prior year.

During 2018, MGE issued $100.0 million of senior unsecured notes, which was used to refinance $20.0 million of maturing long-term notes and assist with financing additional capital expenditures. The increase in long-term debt primarily reflects expenditures on the construction of the Saratoga wind project. During 2017, MGE issued $70.0 million of senior unsecured notes, which was used to refinance $30.0 million of medium-term notes and assist with financing additional capital expenditures.

For 2018, net short-term debt borrowings were $9.0 million compared to $4.0 million in the prior year.

2017 vs. 2016

During 2017, cash used for MGE's financing activities was $23.9 million, compared to $76.8 million of cash used for MGE's financing activities in 2016.

Cash dividends paid from MGE to MGE Energy were $45.0 million for 2017, compared to $50.0 million in 2016.

Distributions to parent (MGE Energy) from noncontrolling interest, which represent distributions from MGE Power Elm Road and MGE Power West Campus, were $18.0 million for 2017, compared to $24.1 million in 2016.

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

Dividend Restrictions

Dividend payments by MGE to MGE Energy are subject to restrictions arising under a PSCW rate order and, to a lesser degree, MGE's first mortgage bonds. The PSCW order restricts any dividends, above the PSCW authorized amount of $70.8 million, that MGE may pay MGE Energy if its common equity ratio, calculated in the manner used in the rate proceeding, is less than 55%. MGE's thirteen month rolling average common equity ratio as of December 31, 2018, is 56.3%, as determined under the calculation used in the rate proceeding. This restriction did not impact MGE's payment of dividends in 2018. Cash dividends of $45.0 million were paid by MGE to MGE Energy in 2017. No cash dividends were paid by MGE to MGE Energy in 2018. The rate proceeding calculation includes as indebtedness imputed amounts for MGE's outstanding purchase power capacity payments and other PSCW adjustments but does not include the indebtedness associated with MGE Power Elm Road and MGE Power West Campus, which are consolidated into MGE's financial statements but are not direct obligations of MGE.

MGE has covenanted with the holders of its first mortgage bonds not to declare or pay any dividend or make any other distribution on or purchase any shares of its common stock unless, after giving effect thereto, the aggregate amount of all such dividends and distributions and all amounts applied to such purchases, after December 31, 1945, shall not exceed the earned surplus (retained earnings) accumulated subsequent to December 31, 1945. As of December 31, 2018, approximately $400.0 million was available for the payment of dividends under this covenant.

Credit Facilities

As of December 31, 2018, MGE Energy and MGE had the following aggregate bank commitments and available capacity under their credit agreements:

Borrower	Aggregate Bank Commitments	Outstanding Commercial Paper	Outstanding Borrowings	Available Capacity	Expiration Date(a)
	(Dollars in millions)
MGE Energy	$50.0	$-	$-	$50.0	June 1, 2020

MGE	$100.0	$13.0	$-	$87.0	June 1, 2020

(a)

On February 7, 2019, MGE Energy and MGE amended and restated the credit agreements to extend the initial term expiration date to February 7, 2024.

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

The credit agreements require the borrower to maintain a ratio of consolidated debt to consolidated total capitalization not to exceed a maximum of 65%. The ratio calculation excludes assets, liabilities, revenues, and expenses included in MGE's financial statements as a result of the consolidation of VIEs, such as MGE Power Elm Road and MGE Power West Campus. As of December 31, 2018, the ratio of consolidated debt to consolidated total capitalization for each of MGE Energy and MGE, as calculated under the credit agreements' covenant, were 38.5% and 43.0%, respectively. See Footnote 11 of the Notes to Consolidated Financial Statements in this Report for additional information regarding the credit facilities.

Capitalization Ratios

MGE Energy's capitalization ratios were as follows:

MGE Energy
	2018	2017
Common shareholders' equity	61.5%	64.6%
Long-term debt(a)	37.5%	35.1%
Short-term debt	1.0%	0.3%

(a)

Includes the current portion of long-term debt.

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

Contractual Obligations and Commercial Commitments for MGE Energy and MGE

MGE Energy's and MGE's contractual obligations as of December 31, 2018, representing cash obligations that are considered to be firm commitments, are as follows:

		Payment Due Within:			Due After
(In thousands)	Total	1 Year	2-3 Years	4-5 Years	5 Years
MGE Energy
Long-term debt(a)	$502,431	$4,553	$24,430	$39,903	$433,545
Short-term debt(b)	13,000	13,000	-	-	-
Repurchase-to-maturity transactions - loans(c)	2,181	396	799	864	122
Interest expense(d)	419,617	22,689	44,137	42,373	310,418
Operating leases(e)	28,783	1,646	2,466	1,964	22,707
Purchase obligations(f)	352,688	95,479	113,491	68,599	75,119
Other obligations(g)	30,815	22,696	2,454	1,968	3,697
Total MGE Energy contractual obligations	$1,349,515	$160,459	$187,777	$155,671	$845,608

MGE
Long-term debt(a)	$502,431	$4,553	$24,430	$39,903	$433,545
Short-term debt(b)	13,000	13,000	-	-	-
Repurchase-to-maturity transactions - loans(c)	2,181	396	799	864	122
Interest expense(d)	419,617	22,689	44,137	42,373	310,418
Operating leases(e)	28,783	1,646	2,466	1,964	22,707
Purchase obligations(f)	352,688	95,479	113,491	68,599	75,119
Other obligations(g)	18,888	10,769	2,454	1,968	3,697
Total MGE contractual obligations	$1,337,588	$148,532	$187,777	$155,671	$845,608

(a)

Long-term debt consisting of secured first mortgage bonds, unsecured medium-term notes, and Industrial Development Revenue Bonds issued by MGE, and private placement debt issued by MGE, MGE Power Elm Road, and MGE Power West Campus.

(b)

Short-term debt consisting of commercial paper for MGE. See Footnote 11 of the Notes to Consolidated Financial Statements in this Report.

(c)

Chattel paper agreements. See Footnote 1.g. of the Notes to Consolidated Financial Statements in this Report.

(d)

Amount represents interest expense on long-term debt. See Footnote 10 of the Notes to Consolidated Financial Statements in this Report for further discussion of the long-term debt outstanding as of December 31, 2018.

(e)

Operating leases. See Footnote 17.b. of the Notes to Consolidated Financial Statements in this Report.

(f)

Purchase obligations for MGE Energy and MGE consist primarily of the purchase of electricity and natural gas, electric transmission, natural gas storage capacity, natural gas pipeline transportation, and the purchase and transport of coal. See Footnote 17.a. of the Notes to Consolidated Financial Statements in this Report.

(g)

Other obligations are primarily related to investment commitments, easements, environmental projects, fuel credit, and uncertain tax positions.

The above amounts do not include any contributions for MGE's pension and postretirement plans. MGE does not expect to need to make any required contributions to the qualified plans for 2019 or 2020. The contributions for years after 2020 are not yet currently estimated. Due to uncertainties in the future economic performance of plan assets, discount rates, and other key assumptions, estimated contributions are subject to change. MGE may also elect to make additional discretionary contributions to the plans.

The above amounts do not include future capital calls by ATC and ATC Holdco. In January 2019, MGE Transco made a $0.2 million capital contribution to ATC, and MGEE Transco made a $0.1 million capital contribution to ATC Holdco. The amount and timing of future capital calls to these entities is uncertain and primarily dependent on the operations and expansion of ATC and ATC Holdco.

MGE Energy's and MGE's commercial commitments as of December 31, 2018, representing commitments triggered by future events and including financing arrangements to secure obligations of MGE Energy and MGE, are as follows:

		Expiration Within:			Due After
(In thousands)	Total	1 Year	2-3 Years	4-5 Years	5 Years
MGE Energy
Available lines of credit(a)(c)	$150,000	$-	$150,000	$-	$-

MGE
Available lines of credit(b)(c)	$100,000	$-	$100,000	$-	$-

(a)

Amount includes the facilities discussed in (b) plus an additional line of credit. MGE Energy has available at any time a $50 million committed revolving credit agreement, expiring in June 2020. As of December 31, 2018, MGE Energy had no borrowings outstanding under this credit facility.

(b)

Amount includes two committed revolving credit agreements totaling $100 million expiring in June 2020. These credit facilities are used to support commercial paper issuances. As of December 31, 2018, MGE had no borrowings outstanding under these facilities. On that date, MGE had $13.0 million of commercial paper outstanding.

(c)

On February 7, 2019, MGE Energy and MGE amended and restated the credit agreements to extend the initial term expiration date to February 7, 2024.

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

Our share of ATC's earnings reflects a pre-tax adjustment of $0.5 million and $1.9 million for 2017 and 2016, respectively, recorded by ATC for these matters representing its estimate of its refund liability. There was not a pre-tax expense for 2018. We derived approximately 7.3%, 6.2%, and 6.8% of our net income for 2018, 2017, and 2016, respectively, from our investment in ATC.

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

MGE uses third-party specialists to assist us in evaluating our assumptions as well as appropriately measure the costs and obligations associated with these retirement benefits. The discount rate and expected return on plan assets are based primarily on available investment yields and the historical performance of our plan assets. They are critical accounting estimates because they are subject to management's judgment and can materially affect net income.

•

Assumed return on assets. This assumption represents the rate of return on plan assets reflecting the average rate of earnings expected on the funds invested (or to be invested) to provide for the benefits included in the projected benefit obligation. For 2018, MGE used an assumed return on assets of 7.40% for pension and 6.94% for other postretirement benefits. In 2019, the pension asset assumption will decrease to 7.20% and the postretirement benefit assumption will decrease to 6.72%. The annual expected rate of return is based on projected long-term equity and bond returns, maturities and asset allocations. Holding other assumptions constant, for every 1% reduction in the expected rate of return on plan assets, annual pension and other postretirement cost would increase by approximately $4.0 million, before taxes.

•

Discount rate. The discount rate represents the rate at which pension obligations could effectively be settled on a present-value basis. MGE uses high-grade bond yields as a benchmark for determining the appropriate discount rate. MGE uses individual spot rates, instead of a weighted average of the yield curve spot rates, for measuring the service cost and interest cost components for net periodic benefit cost. Holding other assumptions constant, a 0.5%

reduction in the discount rate on the obligation balance as of December 31, 2018, would increase annual pension and other postretirement cost by approximately $2.6 million, before taxes.

•

Medical trend assumptions. The health care cost trend rate is the assumed rate of increase in per-capita health care charges.

•

Mortality rate assumption. Expected mortality rates are used in the valuation to determine the expected duration of future benefit payments to the plan participants. MGE utilizes mortality tables and projection scales developed by a third-party actuary that were updated in 2018.

See Footnote 13 of the Notes to Consolidated Financial Statements in this Report for additional discussion of these plans.

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

On December 22, 2017, President Trump signed the Tax Act into law. The passing of the law significantly lowers MGE's corporate tax rates and triggered a remeasurement of deferred taxes. We reflected estimates of the impact of the Tax Act in our year-end 2017 financial results. In accordance with Staff Accounting Bulletin 118, any subsequent adjustment to these amounts would be recorded in 2018 when the analysis is complete. No material adjustments have been recorded during 2018. Furthermore, while regulation allows us to incorporate changes in tax law into the rate-setting process, there will likely be timing delays before realization of the changes.

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

Adoption of Accounting Principles and Recently Issued Accounting Pronouncements - MGE Energy and MGE

See Footnote 2 of the Notes to Consolidated Financial Statements in this Report for discussion of new accounting pronouncements.

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

MGE's electric fuel costs are subject to fuel rules established by the PSCW. The fuel rules require the PSCW and Wisconsin utilities to defer electric fuel-related costs that fall outside a symmetrical cost tolerance band. Any over/under recovery of the actual costs in a year outside of the symmetrical cost tolerance band is determined in the following year and is then reflected in future billings to electric retail customers. Under the electric fuel rules, MGE is required to defer the benefit of lower costs if the actual electric fuel costs fall outside the lower end of the range and is required to defer costs, less any excess revenues, if the actual electric fuel costs exceed the upper end of the range. Excess revenues are defined as revenues in the year in question that provide MGE with a greater return on common equity than authorized by the PSCW in MGE's latest rate order. The range is defined by the PSCW and has been modified throughout the years based on market conditions and other relevant factors. Currently, MGE is subject to a plus or minus 2% range. MGE assumes the risks and benefits of variances that are within the cost tolerance band. For 2019, fuel and purchased power costs included in MGE's fuel monitoring level rates are $77.3 million. See Footnote 8 of the Notes to Consolidated Financial Statements in this Report for additional information.

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

MGE has financial gas and electric commodity contracts to hedge commodity price risk in the gas and electric utility segments. These contracts are primarily comprised of exchange-traded option and future contracts. MGE also holds financial transmission rights (FTRs), which are used to hedge the risk of increased transmission congestion charges. As of December 31, 2018, the fair value of these instruments exceeded their cost basis by $0.7 million. Under the PGA clause and electric fuel rules, MGE may include the costs and benefits of the aforementioned fuel price risk management tools in the costs of fuel (natural gas or power). Because these costs/benefits are recoverable, the related unrealized loss/gain has been deferred on the consolidated balance sheets as a regulatory asset/liability.

MGE has also entered into a purchased power agreement that provides MGE with firm capacity and energy that began on June 1, 2012, and ends on May 31, 2022 (the "base term"). The agreement also allows MGE an option to extend the contract after the base term. The agreement is considered a derivative contract and is recognized at its fair value on the consolidated balance sheets. However, the derivative qualifies for regulatory deferral and is recognized with a corresponding regulatory asset or liability depending on whether the fair value is in a loss or gain position. The fair value of the contract as of December 31, 2018, reflects a loss position of $32.5 million.

Interest Rate Risk

Both MGE Energy and MGE may have short term borrowings at varying interest rates. MGE issues commercial paper for its short-term borrowings, while MGE Energy draws from its current credit facility to meet its short-term borrowing needs. Borrowing levels vary from period to period depending upon capital investments and other factors. Future short-term interest expense and payments will reflect both future short-term interest rates and borrowing levels. MGE Energy and MGE manage interest rate risk by limiting their variable rate exposure and continually monitoring the effects of market changes on interest rates. MGE is not exposed to changes in interest rates on a substantial portion of its long-term debt until that debt matures and is refinanced at market rates. Assuming the current level of variable rate borrowings and assuming a 1% change in the 2018 average interest rate under those borrowings, it is estimated that our 2018 interest expense and net income would have changed $0.1 million for both MGE Energy and MGE.

Equity Price Risk - Pension-Related Assets

MGE currently funds its liabilities related to employee benefits through trust funds. These funds, which include investments in debt and equity securities, are managed by various investment managers. Changes in market value of these investments can have an impact on the future expenses related to these liabilities. Holding other assumptions constant, for every 1% reduction in the expected rate of return on plan assets, annual pension and other postretirement cost would increase by approximately $4.0 million, before taxes. MGE's risk of expense and annuity payments, as a result of changes in the market value of the trust funds, is mitigated in part through future rate actions by the PSCW. The value of employee benefit plans trusts' assets have decreased in value by approximately 7.01% and increased in value by approximately 18.36% during the years ended December 31, 2018 and 2017, respectively.

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

Additionally, if a counterparty were to default and MGE were to liquidate all contracts with that entity, MGE's credit loss would include the loss in value of mark-to-market contracts; the amount owed for settled transactions; and additional payments, if any, to settle unrealized losses. As of December 31, 2018, no counterparties have defaulted.

MGE is obligated to provide service to all electric and gas customers within its respective franchised territories. MGE's franchised electric territory includes a 264 square-mile area in Dane County, Wisconsin, and MGE's franchised gas territory includes a service area covering 1,684 square miles in Wisconsin. Based on results for the year ended December 31, 2018, no one customer constituted more than 10% of total operating revenues for MGE Energy and MGE. Credit risk for electric and gas is managed by MGE's credit and collection policies, which are consistent with state regulatory requirements.

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

Item 8. Financial Statements and Supplementary Data.

MGE Energy

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in the Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of MGE Energy's internal control over financial reporting as of December 31, 2018, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

February 22, 2019

MGE

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in the Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

February 22, 2019

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of MGE Energy, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of MGE Energy, Inc. and its subsidiaries (the "Company") as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, cash flows and common equity for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

February 22, 2019

We have served as the Company's auditor since 1993.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Madison Gas and Electric Company:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Madison Gas and Electric Company and its subsidiaries (the "Company") as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, cash flows and equity for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

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

February 22, 2019

We have served as the Company's auditor since 1993.

MGE Energy, Inc.
Consolidated Statements of Income
(In thousands, except per share amounts)

	For the Years Ended December 31,
	2018	2017	2016
Operating Revenues:
Electric revenues	$402,001	$414,274	$410,202
Gas revenues	157,767	148,825	134,543
Total Operating Revenues	559,768	563,099	544,745

Operating Expenses:
Fuel for electric generation	56,141	53,029	60,736
Purchased power	50,807	58,690	56,313
Cost of gas sold	84,968	76,644	66,771
Other operations and maintenance	177,823	177,740	172,335
Depreciation and amortization	56,412	53,077	44,646
Other general taxes	19,410	19,294	20,062
Total Operating Expenses	445,561	438,474	420,863
Operating Income	114,207	124,625	123,882

Other income, net	17,055	14,399	14,057
Interest expense, net	(19,609)	(19,324)	(19,866)
Income before income taxes	111,653	119,700	118,073
Income tax provision	(27,434)	(22,094)	(42,513)
Net Income	$84,219	$97,606	$75,560

Earnings Per Share of Common Stock
(basic and diluted)	$2.43	$2.82	$2.18

Dividends per share of common stock	$1.32	$1.26	$1.21

Weighted Average Shares Outstanding
(basic and diluted)	34,668	34,668	34,668

The accompanying notes are an integral part of the above consolidated financial statements.

MGE Energy, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)

	For the Years Ended December 31,
	2018	2017	2016
Net Income	$84,219	$97,606	$75,560
Other comprehensive income, net of tax:
Unrealized gain (loss) on available-for-sale securities, net of
tax ($-, $(117), and $104)	-	175	(155)
Comprehensive Income	$84,219	$97,781	$75,405

The accompanying notes are an integral part of the above consolidated financial statements.

MGE Energy, Inc.
Consolidated Statements of Cash Flows
(In thousands)
	For the Years Ended December 31,
	2018	2017	2016
Operating Activities:
Net income	$84,219	$97,606	$75,560
Items not affecting cash:
Depreciation and amortization	56,412	53,077	44,646
Deferred income taxes	3,749	(4,082)	22,421
Provision for doubtful receivables	1,366	1,016	1,196
Employee benefit plan (credit) cost	(2,002)	831	295
Equity earnings in ATC	(8,821)	(10,125)	(8,428)
Gain on sale of property	-	(1,547)	-
Other items	(814)	641	2,462
Changes in working capital items:
Trade and other receivables	(2,235)	(4,502)	(3,594)
Inventories	2,724	(2,568)	7,273
Unbilled revenues	3,157	(1,554)	(4,838)
Prepaid taxes	10,320	101	8,616
Other current assets	251	(2,786)	15
Accounts payable	(4,855)	(5,290)	9,881
Other current liabilities	11,957	3,948	(1,738)
Dividends from ATC	6,958	8,803	5,854
Cash contributions to pension and other postretirement plans	(5,584)	(11,304)	(14,452)
Other noncurrent items, net	(3,762)	9,108	2,695
Cash Provided by Operating Activities	153,040	131,373	147,864
Investing Activities:
Capital expenditures	(212,197)	(108,131)	(83,659)
Capital contributions to investments	(5,926)	(11,081)	(2,958)
Proceeds from sale of property	-	2,819	-
Other	(205)	118	(196)
Cash Used for Investing Activities	(218,328)	(116,275)	(86,813)
Financing Activities:
Cash dividends paid on common stock	(45,762)	(43,682)	(41,775)
Repayment of long-term debt	(24,453)	(34,358)	(4,267)
Issuance of long-term debt	100,000	70,000	-
Proceeds from short-term debt	9,000	4,000	-
Other	(662)	(597)	(70)
Cash Provided by (Used for) Financing Activities	38,123	(4,637)	(46,112)
Change in cash, cash equivalents, and restricted cash	(27,165)	10,461	14,939
Cash, cash equivalents, and restricted cash at beginning of period	112,094	101,633	86,694
Cash, cash equivalents, and restricted cash at end of period	$84,929	$112,094	$101,633

Supplemental Disclosures of Cash Flow Information:
Interest paid	$20,018	$19,176	$19,415
Income taxes paid	$12,597	$27,149	$21,831
Income taxes received	$(59)	$-	$(10,000)
Significant noncash investing activities:
Accrued capital expenditures	$11,129	$16,602	$16,376

The accompanying notes are an integral part of the above consolidated financial statements.

MGE Energy, Inc.
Consolidated Balance Sheets
(In thousands)
	As of December 31,
ASSETS	2018	2017
Current Assets:
Cash and cash equivalents	$83,102	$107,952
Accounts receivable, less reserves of $2,614 and $2,840, respectively	43,593	42,299
Other accounts receivable, less reserves of $540 and $335, respectively	6,262	9,440
Unbilled revenues	28,243	31,400
Materials and supplies, at average cost	24,093	22,614
Fuel for electric generation, at average cost	6,599	8,256
Stored natural gas, at average cost	11,303	12,923
Prepaid taxes	16,215	26,535
Regulatory assets - current	9,477	7,888
Assets held for sale	3,080	8,817
Other current assets	8,593	12,507
Total Current Assets	240,560	290,631
Other long-term receivables	2,709	4,788
Regulatory assets	145,424	142,567
Pension and other postretirement benefit asset	-	7,336
Other deferred assets and other	12,488	731
Property, Plant, and Equipment:
Property, plant, and equipment, net	1,369,766	1,283,313
Construction work in progress	139,671	58,044
Total Property, Plant, and Equipment	1,509,437	1,341,357
Investments	78,000	67,772
Total Assets	$1,988,618	$1,855,182

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$4,553	$24,452
Short-term debt	13,000	4,000
Accounts payable	46,158	47,645
Accrued interest and taxes	7,384	5,602
Accrued payroll related items	13,044	12,244
Regulatory liabilities - current	13,826	5,633
Derivative liabilities	8,550	8,180
Other current liabilities	14,113	18,758
Total Current Liabilities	120,628	126,514
Other Credits:
Deferred income taxes	231,952	225,130
Investment tax credit - deferred	818	918
Regulatory liabilities	165,638	154,153
Accrued pension and other postretirement benefits	67,483	69,088
Derivative liabilities	23,980	33,990
Other deferred liabilities and other	68,132	69,041
Total Other Credits	558,003	552,320
Capitalization:
Common shareholders' equity:
Common Stock - $1 par value - 75,000 shares authorized;
34,668 shares issued and outstanding	34,668	34,668
Additional paid-in capital	316,268	316,268
Retained earnings	465,708	426,874
Accumulated other comprehensive income, net of tax	-	377
Total Common Shareholders' Equity	816,644	778,187
Long-term debt	493,343	398,161
Total Capitalization	1,309,987	1,176,348
Commitments and contingencies (see Footnote 17)
Total Liabilities and Capitalization	$1,988,618	$1,855,182

The accompanying notes are an integral part of the above consolidated financial statements.

MGE Energy, Inc.
Consolidated Statements of Common Equity
(In thousands, except per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income/(Loss)	Total
2016
Beginning balance - December 31, 2015	34,668	$34,668	$316,268	$339,165	$357	$690,458
Net income				75,560		75,560
Other comprehensive loss					(155)	(155)
Common stock dividends declared
($1.21 per share)				(41,775)		(41,775)
Ending balance - December 31, 2016	34,668	$34,668	$316,268	$372,950	$202	$724,088

2017
Net income				97,606		97,606
Other comprehensive income					175	175
Common stock dividends declared
($1.26 per share)				(43,682)		(43,682)
Ending balance - December 31, 2017	34,668	$34,668	$316,268	$426,874	$377	$778,187

2018
Cumulative effect of new accounting principle				377	(377)	-
Beginning balance - Adjusted				427,251	-	778,187
Net income				84,219		84,219
Common stock dividends declared
($1.32 per share)				(45,762)		(45,762)
Ending balance - December 31, 2018	34,668	$34,668	$316,268	$465,708	$-	$816,644

The accompanying notes are an integral part of the above consolidated financial statements.

Madison Gas and Electric Company
Consolidated Statements of Income
(In thousands)

	For the Years Ended December 31,
	2018	2017	2016
Operating Revenues:
Electric revenues	$402,001	$414,277	$410,226
Gas revenues	157,767	148,834	134,572
Total Operating Revenues	559,768	563,111	544,798

Operating Expenses:
Fuel for electric generation	56,141	53,031	60,745
Purchased power	50,807	58,692	56,327
Cost of gas sold	84,968	76,652	66,800
Other operations and maintenance	176,762	176,729	171,423
Depreciation and amortization	56,412	53,077	44,622
Other general taxes	19,410	19,294	20,062
Income tax provision	25,098	18,280	39,616
Total Operating Expenses	469,598	455,755	459,595
Operating Income	90,170	107,356	85,203

Other Income and Deductions:
AFUDC - equity funds	3,284	1,222	1,207
Equity earnings in MGE Transco	-	-	6,366
Income tax provision	(363)	(710)	(2,175)
Other income, net	7,142	5,228	4,129
Total Other Income and Deductions	10,063	5,740	9,527
Income before interest expense	100,233	113,096	94,730

Interest Expense:
Interest on long-term debt	21,967	20,273	20,351
Other interest, net	338	163	182
AFUDC - borrowed funds	(1,108)	(412)	(395)
Net Interest Expense	21,197	20,024	20,138
Net Income	$79,036	$93,072	$74,592
Less Net Income Attributable to Noncontrolling Interest, net of tax	(22,552)	(43,237)	(23,358)
Net Income Attributable to MGE	$56,484	$49,835	$51,234

The accompanying notes are an integral part of the above consolidated financial statements.

Madison Gas and Electric Company
Consolidated Statements of Comprehensive Income
(In thousands)

	For the Years Ended December 31,
	2018	2017	2016
Net Income	$79,036	$93,072	$74,592
Other comprehensive income, net of tax:
Unrealized loss on available-for-sale securities, net of
tax ($-, $31, and $2)	-	(47)	(4)
Comprehensive Income	$79,036	$93,025	$74,588
Less: Comprehensive Income Attributable to Noncontrolling
Interest, net of tax	(22,552)	(43,237)	(23,358)
Comprehensive Income Attributable to MGE	$56,484	$49,788	$51,230

The accompanying notes are an integral part of the above consolidated financial statements.

Madison Gas and Electric Company
Consolidated Statements of Cash Flows
(In thousands)
	For the Years Ended December 31,
	2018	2017	2016
Operating Activities:
Net income	$79,036	$93,072	$74,592
Items not affecting cash:
Depreciation and amortization	56,412	53,077	44,622
Deferred income taxes	(69)	(7,760)	20,876
Provision for doubtful receivables	1,366	1,016	1,196
Employee benefit plan (credit) cost	(2,002)	831	295
Equity earnings in MGE Transco	-	-	(6,366)
Gain on sale of property	-	(1,547)	-
Other items	(107)	1,408	2,990
Changes in working capital items:
Trade and other receivables	(2,160)	(4,113)	(3,583)
Inventories	2,724	(2,568)	7,273
Unbilled revenues	3,157	(1,554)	(4,838)
Prepaid taxes	9,283	725	8,481
Other current assets	255	(2,788)	14
Accounts payable	(4,817)	(5,312)	9,941
Accrued interest and taxes	4,761	118	419
Other current liabilities	9,685	1,941	(2,137)
Dividends from MGE Transco	-	-	5,032
Cash contributions to pension and other postretirement plans	(5,584)	(11,304)	(14,452)
Other noncurrent items, net	(3,946)	8,878	2,497
Cash Provided by Operating Activities	147,994	124,120	146,852
Investing Activities:
Capital expenditures	(212,197)	(108,131)	(83,659)
Capital contributions to investments	-	-	(1,598)
Proceeds from sale of property	-	1,721	-
Other	(1,105)	(162)	(378)
Cash Used for Investing Activities	(213,302)	(106,572)	(85,635)
Financing Activities:
Cash dividends paid to parent by MGE	-	(45,000)	(50,000)
Distributions to parent from noncontrolling interest	(22,000)	(18,000)	(24,113)
Equity contribution received by noncontrolling interest	-	-	1,598
Repayment of long-term debt	(24,453)	(34,358)	(4,267)
Issuance of long-term debt	100,000	70,000	-
Proceeds from short-term debt	9,000	4,000	-
Other	(662)	(539)	(63)
Cash Provided by (Used for) Financing Activities	61,885	(23,897)	(76,845)
Change in cash, cash equivalents, and restricted cash	(3,423)	(6,349)	(15,628)
Cash, cash equivalents, and restricted cash at beginning of period	10,093	16,442	32,070
Cash, cash equivalents, and restricted cash at end of period	$6,670	$10,093	$16,442

Supplemental disclosures of cash flow information:
Interest paid	$20,018	$19,176	$19,415
Income taxes paid	$-	$1	$29
Income taxes received	$(59)	$-	$-
Significant noncash investing activities:
Accrued capital expenditures	$11,129	$16,602	$16,376
Dividend in kind to parent	$-	$-	$15,822

The accompanying notes are an integral part of the above consolidated financial statements.

Madison Gas and Electric Company
Consolidated Balance Sheets
(In thousands)
	As of December 31,
ASSETS	2018	2017
Current Assets:
Cash and cash equivalents	$4,843	$5,951
Accounts receivable, less reserves of $2,614 and $2,840, respectively	43,593	42,299
Affiliate receivables	621	668
Other accounts receivable, less reserves of $540 and $335, respectively	6,111	6,984
Unbilled revenues	28,243	31,400
Materials and supplies, at average cost	24,093	22,614
Fuel for electric generation, at average cost	6,599	8,256
Stored natural gas, at average cost	11,303	12,923
Prepaid taxes	15,790	25,073
Regulatory assets - current	9,477	7,888
Assets held for sale	3,080	8,817
Other current assets	8,541	12,484
Total Current Assets	162,294	185,357
Affiliate receivable long-term	3,177	3,707
Regulatory assets	145,424	142,567
Pension and other postretirement benefit asset	-	7,336
Other deferred assets and other	14,142	3,280
Property, Plant, and Equipment:
Property, plant, and equipment, net	1,369,795	1,283,341
Construction work in progress	139,671	58,044
Total Property, Plant, and Equipment	1,509,466	1,341,385
Investments	388	409
Total Assets	$1,834,891	$1,684,041

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$4,553	$24,452
Short-term debt	13,000	4,000
Accounts payable	46,165	47,614
Accrued interest and taxes	10,319	5,558
Accrued payroll related items	13,044	12,244
Regulatory liabilities - current	13,826	5,633
Derivative liabilities	8,550	8,180
Other current liabilities	11,614	16,749
Total Current Liabilities	121,071	124,430
Other Credits:
Deferred income taxes	204,616	201,486
Investment tax credit - deferred	818	918
Regulatory liabilities	165,638	154,153
Accrued pension and other postretirement benefits	67,483	69,088
Derivative liabilities	23,980	33,990
Other deferred liabilities and other	68,132	69,041
Total Other Credits	530,667	528,676
Capitalization:
Common shareholder's equity:
Common Stock - $1 par value - 50,000 shares authorized; 17,348 shares outstanding	17,348	17,348
Additional paid-in capital	192,417	192,417
Retained earnings	338,591	282,135
Accumulated other comprehensive loss, net of tax	-	(28)
Total Common Shareholder's Equity	548,356	491,872
Noncontrolling interest	141,454	140,902
Total Equity	689,810	632,774
Long-term debt	493,343	398,161
Total Capitalization	1,183,153	1,030,935
Commitments and contingencies (see Footnote 17)
Total Liabilities and Capitalization	$1,834,891	$1,684,041

The accompanying notes are an integral part of the above consolidated financial statements.

Madison Gas and Electric Company
Consolidated Statements of Equity
(In thousands)
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling
	Shares	Value	Capital	Earnings	Income/(Loss)	Interest	Total
2016
Beginning balance - December 31, 2015	17,348	$17,348	$192,417	$291,888	$23	$140,308	$641,984
Net income				51,234		23,358	74,592
Other comprehensive loss					(4)		(4)
Cash dividends paid to parent by MGE				(50,000)			(50,000)
Dividend in kind to parent				(15,822)			(15,822)
Equity contribution received by
noncontrolling interest						1,598	1,598
Distributions to parent from
noncontrolling interest						(24,113)	(24,113)
Deconsolidation of noncontrolling interest						(25,486)	(25,486)
Ending balance - December 31, 2016	17,348	$17,348	$192,417	$277,300	$19	$115,665	$602,749

2017
Net income				49,835		43,237	93,072
Other comprehensive loss					(47)		(47)
Cash dividends paid to parent by MGE				(45,000)			(45,000)
Distributions to parent from
noncontrolling interest						(18,000)	(18,000)
Ending balance - December 31, 2017	17,348	$17,348	$192,417	$282,135	$(28)	$140,902	$632,774

2018
Cumulative effect of new accounting principle				(28)	28		-
Beginning balance - adjusted				282,107	-		632,774
Net income				56,484		22,552	79,036
Distributions to parent from
noncontrolling interest						(22,000)	(22,000)
Ending balance - December 31, 2018	17,348	$17,348	$192,417	$338,591	$-	$141,454	$689,810

The accompanying notes are an integral part of the above consolidated financial statements.

Notes to Consolidated Financial Statements

December 31, 2018, 2017, and 2016

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

Additional wholly owned subsidiaries of MGE Energy include CWDC, MAGAEL, MGE Power, MGE State Energy Services, MGE Services, MGE Transco, and MGEE Transco. CWDC owns 100% of North Mendota, a subsidiary created to serve as a development entity for property. MGE Power owns 100% of MGE Power Elm Road and MGE Power West Campus. MGE Power and its subsidiaries are part of MGE Energy's nonregulated energy operations, which were formed to own and lease electric generation projects to assist MGE. MGE Transco and MGEE Transco are nonregulated entities formed to manage the investments in ATC and ATC Holdco, respectively. On December 1, 2016, MGE's ownership interest in MGE Transco was transferred to MGE Energy. See Footnote 6 for further discussion of the transfer of MGE's investment in MGE Transco.

MGE Energy and MGE consolidate variable interest entities (VIEs) for which it is the primary beneficiary. Variable interest entities are legal entities that possess any of the following characteristics: equity investors who have an insufficient amount of equity at risk to finance their activities, equity owners who do not have the power to direct the significant activities of the entity (or have voting rights that are disproportionate to their ownership interest), or equity holders who do not receive expected losses or returns significant to the VIE. If MGE Energy or MGE is not the primary beneficiary and an ownership interest is held, the VIE is accounted for under the equity method of accounting. When assessing the determination of the primary beneficiary, all relevant facts and circumstances are considered, including: the power, through voting or similar rights, to direct the activities of the VIE that most significantly impact the VIE's economic performance and the obligation to absorb the expected losses and/or the right to receive the expected returns of the VIE. Ongoing reassessments of all VIEs are performed to determine if the primary beneficiary status has changed. MGE has consolidated MGE Power Elm Road and MGE Power West Campus. Both entities are VIEs. MGE is considered the primary beneficiary of these entities as a result of contractual agreements. See Footnote 3 for more discussion of these entities.

Prior to December 1, 2016, MGE Transco was jointly owned by MGE Energy and MGE. MGE's ownership interest in MGE Transco declined below a majority in July 2016. As a result of the change in majority ownership, MGE deconsolidated MGE Energy's proportionate share of the equity in MGE Transco. See Footnote 20 for further discussion regarding the deconsolidation of noncontrolling interest.

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

d.

Cash, Cash Equivalents, and Restricted Cash – MGE Energy and MGE.

The following table presents the components of total cash, cash equivalents, and restricted cash on the consolidated balance sheets.

(In thousands)	MGE Energy		MGE
As of December 31,	2018	2017	2018	2017
Cash and cash equivalents	$83,102	$107,952	$4,843	$5,951
Restricted cash	634	1,635	634	1,635
Receivable - margin account	1,193	2,507	1,193	2,507
Cash, cash equivalents, and restricted cash	$84,929	$112,094	$6,670	$10,093

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

Retrospective adjustments to cash flow amounts on MGE Energy's and MGE's consolidated statements of cash flows in accordance with the adoption of ASU 2016-18, Restricted Cash for the years ended December 31, were as follows:

(In thousands)	2017	2016
Cash provided by operating activities	$(1,618)	$351
Cash used for investing activities	86	13
Change in cash, cash equivalents, and restricted cash	(1,532)	364
Cash, cash equivalents, and restricted cash at beginning of period	5,674	5,310
Cash, cash equivalents, and restricted cash at end of period	$4,142	$5,674

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

REC allowances are included in "Materials and supplies" on the consolidated balance sheets and are recorded based on specific identification. These allowances are charged to purchase power expense as they are used in operations. MGE's REC allowance balance as of December 31, 2018 and 2017, was $0.7 million and $0.5 million, respectively.

g.

Chattel Paper Agreements - MGE Energy and MGE.

MGE makes available to qualifying customers a financing program for the purchase and installation of energy-related equipment that will provide more efficient use of utility service at the customer's property. The energy-related equipment installed at the customer sites is used to secure the customer loans. MGE is a party to a chattel paper purchase agreement with a financial institution under which MGE can sell, transfer, and assign to the financial institution an undivided interest with recourse, in up to $10.0 million of the financing program receivables, until July 31, 2019. The length of the MGE guarantee to the financial institution varies from one to ten years depending on the term of the underlying customer loan. The loan balances outstanding as of December 31, 2018, approximates the fair value of the energy-related equipment acting as collateral. MGE accounts for these agreements as secured borrowings.

As of December 31, 2018, the remaining contractual maturities of the chattel paper agreements were as follows:

(In thousands)	2019	2020	2021	2022	2023	Thereafter
Repurchase-to-Maturity Transactions:
Loans	$396	$407	$392	$354	$510	$122

h.

Regulatory Assets and Liabilities - MGE Energy and MGE.

Regulatory assets and regulatory liabilities are recorded consistent with regulatory treatment. Regulatory assets represent costs which are deferred due to the probable future recovery from customers through regulated rates. Regulatory liabilities represent the excess recovery of costs or accrued credits which were deferred because MGE believes it is probable such amounts will be returned to customers through future regulated rates. Regulatory assets and liabilities are amortized in the consolidated statements of income consistent with the recovery or refund included in customer rates. MGE believes that it is probable that its recorded regulatory assets and liabilities will be recovered and refunded, respectively, in future rates. See Footnote 7 for further information.

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

Property, Plant, and Equipment - MGE Energy and MGE.

Property, plant, and equipment is recorded at original cost. Cost includes indirect costs consisting of payroll taxes, pensions, postretirement benefits, other fringe benefits, and administrative and general costs. Also, included in the cost is AFUDC for utility property and capitalized interest for nonregulated property. Additions for significant replacements of property are charged to property, plant, and equipment at cost; and minor items are charged to maintenance expense. Depreciation rates on utility property are approved by the PSCW, based on the estimated economic lives of property, and include estimates for salvage value and removal costs. Removal costs of utility property, less any salvage value, are adjusted through regulatory liabilities. Depreciation rates on nonregulated property are based on the estimated economic lives of the property. See Footnote 4 for further information.

Provisions at composite straight-line depreciation rates approximate the following percentages for the cost of depreciable property:

	2018	2017	2016
Electric(a)(b)	2.9%	3.0%	2.5%
Gas(a)	2.1%	2.1%	2.1%
Nonregulated	2.3%	2.3%	2.3%

(a)

In December 2015, the PSCW approved new depreciation rates, which were implemented and became effective as of January 1, 2016.

(b)

In September 2016, the PSCW approved new depreciation rates for Columbia effective January 1, 2017.

k.

Asset Retirement Obligations - MGE Energy and MGE.

A liability is recorded for the fair value of an asset retirement obligation (ARO) to be recognized in the period in which it is incurred if it can be reasonably estimated. The offsetting associated asset retirement costs are capitalized as a long-lived asset and depreciated over the asset's useful life. The expected present value technique used to calculate the fair value of ARO liabilities includes assumptions about costs, probabilities, settlement dates, interest accretion, and inflation. Revisions to the assumptions, including the timing or amount of expected asset retirement costs, could result in increases or decreases to the AROs. All asset retirement obligations are recorded as "Other long-term liabilities" on the consolidated balance sheets. MGE has regulatory treatment and recognizes regulatory assets or liabilities for the timing differences between when it recovers legal AROs in rates and when it would recognize these costs. See Footnote 18 for further information.

l.

Repairs and Maintenance Expense - MGE Energy and MGE.

MGE utilizes the direct expensing method for planned major maintenance projects. Under this method, MGE expenses all costs associated with major planned maintenance activities as incurred.

m.

Purchased Gas Adjustment Clause - MGE Energy and MGE.

MGE's natural gas rates are subject to a fuel adjustment clause designed to recover or refund the difference between the actual cost of purchased gas and the amount included in rates. Differences between the amounts billed to customers and the actual costs recoverable are deferred and recovered or refunded in future periods by means of prospective monthly adjustments to rates. As of December 31, 2018 and 2017, MGE had over collected $1.2 million and $1.4 million, respectively. These amounts are included in "Regulatory liabilities – current" on the consolidated balance sheets.

n.

Revenue Recognition - MGE Energy and MGE.

Operating revenues are recorded as service is rendered or energy is delivered to customers. Meters are read on a systematic basis throughout the month based on established meter-reading schedules. At the end of the month, MGE accrues an estimate for the unbilled amount of energy delivered to customers. The unbilled revenue estimate is based on daily system demand volumes, weather factors, estimated line losses, estimated customer usage by class, and applicable customer rates. See Footnote 19 for further information.

o.

Utility Cost Recovery - MGE Energy and MGE.

MGE's tariff rates include a provision for fuel cost recovery. The PSCW allows Wisconsin utilities to defer electric fuel-related costs, less excess revenues, that fall outside a symmetrical cost tolerance band. Any over/under recovery of the actual costs in a given year is determined in the following year and is then reflected in future billings to electric retail customers. Over-collection of fuel-related costs that are outside the approved range will be recognized as a reduction of revenue. Prior to adoption of the new revenue recognition guidance, effective January 1, 2018, over-collected fuel-related costs were reflected in "Purchased power" expense. Under-collection of these costs will continue to be recognized in "Purchased power" expense in the consolidated statements of income of MGE Energy and MGE. The cumulative effects of these deferred amounts will be recorded in "Regulatory assets" or "Regulatory liabilities" on the consolidated balance sheets of MGE Energy and MGE until they are reflected in future billings to customers. See Footnote 8.b. for further information.

p.

Regional Transmission Organizations - MGE Energy and MGE.

MGE reports on a net basis transactions on the MISO markets in which it buys and sells power within the same hour to meet electric energy delivery requirements. This treatment resulted in a $90.3 million, a $87.9 million, and a $77.2 million reduction to sales to the market and purchase power expense for MISO markets for the years ended December 31, 2018, 2017, and 2016, respectively.

q.

Allowance for Funds Used During Construction - MGE Energy and MGE.

Allowance for funds used during construction is included in utility plant accounts and represents the cost of borrowed funds used during plant construction and a return on shareholder's capital used for construction purposes. In the consolidated income statements, the cost of borrowed funds (AFUDC-debt) is presented as an offset to "Interest expense" and the return on shareholder's capital (AFUDC-equity funds) is shown as an item within "Other income." For both 2018 and 2017, as approved by the PSCW, MGE capitalized AFUDC-debt and equity on 50% of applicable average construction work in progress at 7.87%. For 2016, as approved by the PSCW, MGE capitalized AFUDC-debt and equity on 50% of applicable average construction work in progress at 7.93%. For 2018, 2017, and 2016, MGE received specific approval to recover 100% AFUDC on certain environmental costs for Columbia. For 2018 and 2017, MGE received specific approval to recover 100% AFUDC on certain costs for the Saratoga Wind Farm project. These amounts are recovered under the ratemaking process over the service lives of the related properties.

r.

Investments - MGE Energy and MGE.

Investments in limited liability companies that have specific ownership accounts in which MGE Energy or MGE's ownership interest is more than minor and are considered to have significant influence are accounted for using the equity method. All other investments are carried at fair value, with changes in fair value recognized through net income. See Footnote 6 for further information.

s.

Capitalized Software Costs - MGE Energy and MGE.

Property, plant, and equipment includes the net book value of capitalized costs of internal use software totaling $15.1 million and $11.1 million as of December 31, 2018 and 2017, respectively. During 2018, 2017, and 2016, MGE recorded $4.7 million, $3.3 million, and $3.0 million, respectively, of amortization expense related to these costs. These costs are amortized on a straight-line basis over the estimated useful lives of the assets. For internal use software, the useful lives range from five to fifteen years.

t.

Capitalized Software Assets – Hosting Arrangements – MGE Energy and MGE.

The FASB issued authoritative guidance of accounting for software in a hosted arrangement. MGE Energy and MGE adopted the authoritative guidance as of September 30, 2018. See Footnote 2 for further information.

The net book value of capitalized costs of internal use software incurred in a hosting arrangement was $9.2 million and $0.5 million as of December 31, 2018 and 2017, respectively. During 2018, MGE implemented an enterprise resource planning platform which was placed in service as of January 1, 2019. As of December 31, 2018, accumulated amortization expense was $0.1 million. There was no accumulated amortization expense as of December 31, 2017. Capitalized software assets for hosted arrangements and the related accumulated amortization expense are recorded in "Other deferred assets and other" on the consolidated balance sheets.

During 2018, MGE recorded $0.1 million of amortization expense related to software assets for hosted arrangements. During 2017 and 2016, no amortization expense was recorded. These costs are recognized in "Other operations and maintenance" expense in the consolidated statements of income and are amortized on a straight-line basis over the estimated useful lives of the assets. Software assets for hosted arrangements have useful lives ranging from five to ten years.

u.

Impairment of Long-Lived Assets - MGE Energy and MGE.

MGE reviews plant and equipment and other property for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. MGE's policy for determining when long-lived assets are impaired is to recognize an impairment loss if the sum of the expected future cash flows (undiscounted and without interest charges) from an asset are less than the carrying amount of that asset. If an impairment loss is recognized, the amount that will be recorded will be measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. There was no impairment of long-lived assets as of December 31, 2018, 2017, and 2016.

v.

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

Excise taxes

MGE Energy, through its utility operations, pays a state license fee tax in lieu of property taxes on property used in utility operations. License fee tax is calculated as a percentage of adjusted operating revenues of the prior year. The electric tax rate is 3.19% for retail sales and 1.59% for sales of electricity for resale by the purchaser. The tax rate on sales of natural gas is 0.97%. The tax is required to be estimated and prepaid in the year prior to its computation and expensing. License fee tax expense, included in "Other general taxes," was $14.4 million, $14.1 million, and $14.5 million for the years ended December 31, 2018, 2017, and 2016, respectively.

Operating income taxes, including tax credits and license fee tax, are included in rates for utility related items.

w.

Share-Based Compensation - MGE Energy and MGE.

Under two separate incentive plans, eligible participants, including employees and non-employee directors, may receive performance units that entitle the holder to receive a cash payment equal to the value of a designated number of shares of MGE Energy's common stock, plus dividend equivalent payments thereon, at the end of the set performance period set in the award. Under the plans, these awards are subject to a prescribed vesting schedule and must be settled in cash. Accordingly, no new shares of common stock are issued in connection with the plans.

On the grant, date the cost of the employee or director services received in exchange for a performance unit award is measured based on the current market value of MGE Energy common stock. The fair value of the awards is re-measured quarterly through the settlement date. Changes in fair value as well as the original grant are recognized as compensation cost.

See Footnote 16 for additional information regarding the plans.

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

67

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

This authoritative guidance became effective January 1, 2018, and MGE Energy and MGE adopted the standard upon the effective date. Adoption of this standard was permitted under one of two methods: the full retrospective method or the modified retrospective method. MGE Energy and MGE implemented the standard using the modified retrospective method. The cumulative impact of this guidance on our financial statements is not material, except for additional footnote disclosures. See Footnote 19 for further information.

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

Restricted Cash.

In November 2016, the FASB issued authoritative guidance within the codification's Statement of Cash Flows topic that provides guidance on the classification and presentation of changes in restricted cash within the statement of cash flows. Under the new guidance, reporting entities are required to explain the changes in the total of restricted and unrestricted cash and cash equivalents when reconciling the beginning and ending balances on the statement of cash flows. Prior to the authoritative guidance, changes in restricted cash were presented as either cash flows from operating, investing, or financing activities within the statement of cash flows based on the nature of the restriction. Reporting entities are now also required to provide a reconciliation from the balance sheet to the statement of cash flows and disclose the nature of the restrictions of cash. This authoritative guidance became effective January 1, 2018. Upon the effective date, MGE Energy and MGE changed the presentation of restricted cash on the consolidated statements of cash flows to reflect the new accounting guidance retrospectively for all periods presented. See Footnote 1.d. for further information.

Pension and Other Postretirement Benefits.

In March 2017, the FASB issued authoritative guidance within the codification's Compensation – Retirement Benefits topic that provides guidance on the presentation of net periodic pension cost and net periodic postretirement benefit cost (together, net benefit cost). This authoritative guidance became effective January 1, 2018. Under the new guidance, the service cost component of net benefit cost is required to be recorded in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside of income from operations. A practical expedient within the standard permits an employer to use the amounts disclosed in its pension and other postretirement benefit plan footnote for prior comparative periods as the estimation basis for applying the retrospective presentation requirements. MGE Energy and MGE have elected to apply the practical expedient. Upon the effective date, MGE Energy and MGE changed the presentation of net benefit cost on the consolidated statements of income to reflect the new accounting guidance retrospectively to all periods presented. For both MGE Energy and MGE, "Other operations and maintenance expense" increased and "Other income, net" increased $4.1 million and $4.3 million for the years ended December 31, 2017 and 2016, respectively. The standard also only allows the service cost component to be eligible for capitalization prospectively from the effective date of the pronouncement (whereas under previous GAAP all components of net benefit cost were eligible for capitalization). See Footnote 13 for further information.

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

This amended authoritative guidance will become effective January 1, 2020. Early adoption of the amendment is permitted, including adoption in any interim period. Entities can choose to adopt the new guidance either prospectively, for eligible costs incurred on or after the date this guidance is first applied, or retrospectively. MGE Energy and MGE early adopted these amendments retrospectively as of September 30, 2018. The cumulative impact of this guidance on our financial statement was not material, except for additional footnote disclosures. See Footnote 1.t. for disclosures required under this standard.

b.

Recently Issued

Leases.

In February 2016, the FASB issued authoritative guidance within the codification's Leases topic that provides guidance on the classification, recognition, measurement, and disclosure of leases. The new leasing standard establishes that a lease conveys the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. Under the new guidance, lessees will be required to recognize all leases with terms greater than one year, including operating leases, on the balance sheet by recording a right-of-use asset and lease liability. Prior to the authoritative guidance, only capital leases were recognized on the balance sheet by lessees. The new accounting guidance, as applied by lessors, is materially consistent with current GAAP. In January 2018, the FASB issued authoritative guidance which provided an optional practical expedient to grandfather the accounting for existing and expired land easements not accounted for as a lease under the new authoritative guidance. MGE Energy and MGE adopted this practical expedient.

Management has completed a bottoms-up approach to analyze the impact of the standard on our lease portfolio. MGE Energy and MGE have reviewed current accounting policies and procedures to identify potential differences in accounting treatment that would result from applying the requirements of the new standard to our existing lease portfolio. In addition, we identified appropriate changes to our business processes, systems, and controls to support recognition and disclosure requirements under the new standard. This authoritative guidance became effective January 1, 2019. MGE Energy and MGE adopted the standard upon the effective date. In compliance with authorized transition guidance, MGE Energy and MGE began applying the new standard on January 1, 2019, but will continue to present periods prior to that date according to the previous authoritative standard. MGE Energy and MGE expect to recognize approximately $15-$17 million additional lease assets and liabilities under the new standard. We do not expect that it will have a material impact on our consolidated net income or cash flows.

69

3.

Variable Interest Entities - MGE Energy and MGE.

a.

Consolidated Variable Interest Entities.

MGE Power Elm Road and MGE Power West Campus are not subsidiaries of MGE; but, they have been consolidated in the financial statements of MGE. MGE Power Elm Road and MGE Power West Campus were created for the purpose of owning new generating assets. Power Elm Road's sole principal asset is an undivided ownership interest in two coal-fired generating plants (the Elm Road Units) located in Oak Creek, Wisconsin, which it leases to MGE pursuant to long-term leases. Power West Campus's sole principal asset is the WCCF, which it leases to MGE pursuant to a long-term lease. Based on the nature and terms of the contractual agreements, MGE is expected to absorb a majority of the expected losses or residual value associated with its ownership of MGE Power Elm Road and Power West Campus and therefore holds a variable interest despite the absence of an equity interest.

In accordance with applicable accounting guidance, MGE Energy and MGE consolidate VIEs of which they are the primary beneficiary. MGE has the power to direct the activities that most significantly impact both the Elm Road Units' and the WCCF's economic performance and is also the party most closely associated with MGE Power Elm Road and MGE Power West Campus. As a result, MGE is the primary beneficiary. As of December 31, MGE has included the following significant accounts on its consolidated balance sheets related to its interest in these VIEs:

	MGE Power Elm Road		MGE Power West Campus
(In thousands)	2018	2017	2018	2017
Property, plant, and equipment, net	$173,464	$176,002	$81,273	$80,282
Construction work in progress	530	1,225	478	610
Affiliate receivables	-	-	3,707	4,236
Deferred income taxes	30,595	29,256	14,222	13,795
Long-term debt(a)	56,806	59,416	41,496	43,262
Noncontrolling interest	97,519	97,635	43,935	43,267

(a)

MGE Power Elm Road's long-term debt includes debt issuance costs of $0.5 million and $0.6 million as of December 31, 2018 and 2017, respectively. The debt is secured by a collateral assignment of lease payments that MGE makes to MGE Power Elm Road for use of the Elm Road Units pursuant to the related long-term leases. MGE Power West Campus's long-term debt includes debt issuance costs of $0.1 million as of December 31, 2018 and 2017. The debt is secured by a collateral assignment of lease payments that MGE makes to MGE Power West Campus for use of the cogeneration facility pursuant to the long-term lease. See Footnote 10 for further information on the long-term debt securities.

MGE has been and will continue to recover lease payments made to MGE Power Elm Road and MGE Power West Campus in rates.

b.

Other Variable Interest Entities.

MGE has a variable interest in entities through purchase power agreements relating to purchased energy from the facilities covered by the agreements. As of December 31, 2018 and 2017, MGE had 11 megawatts and 61 megawatts, respectively, of capacity available under these agreements. MGE evaluated the variable interest entities for possible consolidation. The interest holder is considered the primary beneficiary of the entity and is required to consolidate the entity if the interest holder has the power to direct the activities that most significantly impact the economics of the variable interest entity. MGE examined qualitative factors such as the length of the remaining term of the contracts compared with the remaining lives of the plants, who has the power to direct the operations and maintenance of the facilities, and other factors, and determined MGE is not the primary beneficiary of the variable interest entities. There is not a significant potential exposure to loss as a result of involvement with these variable interest entities.

70

4.

Property, Plant, and Equipment - MGE Energy and MGE.

Property, plant, and equipment consisted of the following as of December 31:

	MGE Energy		MGE
(In thousands)	2018	2017	2018	2017
Utility:
Electric(a)(b)	$1,310,421	$1,209,336	$1,310,438	$1,209,353
Gas	442,581	415,542	442,593	415,553
Total utility plant	1,753,002	1,624,878	1,753,031	1,624,906
Less: Accumulated depreciation and amortization(a)(b)	639,486	599,469	639,486	599,469
In-service utility plant, net	1,113,516	1,025,409	1,113,545	1,025,437
Nonregulated:
Nonregulated	322,855	319,611	322,855	319,611
Less: Accumulated depreciation and amortization	66,605	61,707	66,605	61,707
In-service nonregulated plant, net	256,250	257,904	256,250	257,904
Construction work in progress:
Utility construction work in progress(a)(c)	138,663	56,208	138,663	56,208
Nonregulated construction work in progress	1,008	1,836	1,008	1,836
Total property, plant, and equipment	$1,509,437	$1,341,357	$1,509,466	$1,341,385

(a)

As of December 31, 2018 and 2017, MGE has classified $3.1 million and $8.8 million, respectively, of Columbia assets as held-for-sale on the consolidated balance sheets related to the partial sale of plant assets to WPL. See Footnote 5.a. for further discussion.

(b)

In April 2018, MGE, along with two other utilities, purchased the Forward Wind Energy Center (Forward Wind), which consists of 86 wind turbines located in Wisconsin. The aggregate purchase price was approximately $174 million, of which MGE's proportionate share is 12.8%, or approximately $23 million.

(c)

In December 2017, the PSCW authorized construction of a 66 MW wind farm, consisting of 33 turbines, located near Saratoga, Iowa. MGE received specific approval to recover 100% AFUDC on the project. As of December 31, 2018, MGE has incurred $95.8 million of capital expenditures. After tax, MGE has recognized $2.5 million in AFUDC equity related to this project for the year ended December 31, 2018. Construction of the project is expected to be completed in February 2019.

MGE's utility plant is subject to the lien of its Indenture of Mortgage and Deed of Trust. As of December 31, 2018 and 2017, there was $1.2 million of bonds outstanding under that indenture. See Footnote 10 for further discussion of the mortgage indenture.

5.

Joint Plant Ownership - MGE Energy and MGE.

a.

Columbia.

MGE and two other utilities jointly own Columbia, a coal-fired generating facility located in Portage, Wisconsin, which, as of December 31, 2018, accounts for 29% (219 MW) of MGE's net summer rated capacity. Power from this facility is shared in proportion to each company's ownership interest. As of December 31, 2018, MGE had a 19.4% ownership interest in Columbia. The other owners are WPL, which operates Columbia, and WPSC. MGE's share of fuel, operating, and maintenance expenses for Columbia was $36.5 million, $36.2 million, and $39.5 million for the years ended December 31, 2018, 2017, and 2016, respectively.

Each owner provides its own financing and reflects its respective portion of facilities and operating costs in its financial statements. MGE's interest in Columbia's gross utility plant in service, and the related accumulated depreciation reserves as of December 31 were as follows:

(In thousands)	2018	2017
Utility plant	$292,157	$274,450
Accumulated depreciation	(94,766)	(87,144)
Property, plant, and equipment, net	197,391	187,306
Construction work in progress	2,021	20,382
Total property, plant, and equipment	$199,412	$207,688

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

During 2018 and 2017, MGE accrued $3.1 million and $8.8 million, respectively, of foregone capital expenditures as part of the ownership transfer agreement with WPL. As of December 31, 2018 and 2017, MGE classified $3.1 million and $8.8 million, respectively, of Columbia assets as held-for-sale on the consolidated balance sheets. In January 2018, MGE reduced its ownership interest in Columbia from 20.4% to 19.4% and in January 2019, MGE further reduced its ownership to 19.1% through the partial sale of plant assets to WPL.

b.

Elm Road.

MGE Power Elm Road owns an 8.33% ownership interest in each of two 615 MW coal-fired generating units in Oak Creek, Wisconsin, which, as of December 31, 2018, accounts for 14% (106 MW) of MGE's net summer rated capacity. Unit 1 entered commercial operation on February 2, 2010. Unit 2 entered commercial operation on January 12, 2011. MGE Power Elm Road's sole principal asset is that ownership interest in those generating units. MGE Power Elm Road's interest in the Elm Road Units is leased to MGE pursuant to long-term leases.

The remainder of the ownership interest in the Elm Road Units is held by two other entities, one of which is also responsible for the Units' operation. Each owner provides its own financing and reflects its respective portion of the facility and costs in its financial statements. MGE's share of fuel, operating, and maintenance expenses for the Elm Road Units was $17.6 million, $17.3 million, and $21.2 million for the years ended December 31, 2018, 2017, and 2016, respectively.

MGE Power Elm Road's interest in the portion of the Elm Road Units in-service and the related accumulated depreciation reserves as of December 31 were as follows:

(In thousands)	2018	2017
Nonregulated plant	$207,361	$206,063
Accumulated depreciation	(33,897)	(30,061)
Property, plant, and equipment, net	173,464	176,002
Construction work in progress	530	1,225
Total property, plant, and equipment	$173,994	$177,227

c.

Forward Wind.

In April 2018, MGE, along with two other utilities, purchased the Forward Wind Energy Center (Forward Wind), which consists of 86 wind turbines located in Wisconsin. The aggregate purchase price was approximately $174 million, of which MGE's proportionate share is 12.8%, or approximately $23 million. The purchase of Forward Wind replaced an existing purchase power agreement, under which MGE purchased 12.8% of the facility's energy output. MGE's proportionate share of Forward Wind's total capacity is 18 MW.

Each owner provides its own financing and reflects its respective portion of facilities and operating costs in its financial statements. MGE's share of operating and maintenance expenses for Forward Wind was $0.5 million for the year ended December 31, 2018, which was deferred in a regulatory asset account and will be recovered in future rates. MGE's interest in the portion of Forward Wind's utility plant in service and the related accumulated depreciation reserves as of December 31 were as follows:

(In thousands)	2018
Nonregulated plant	$33,929
Accumulated depreciation	(12,530)
Property, plant, and equipment, net	21,399
Construction work in progress	67
Total property, plant, and equipment	$21,466

d.

WCCF.

MGE Power West Campus and the UW jointly own the West Campus Cogeneration Facility (WCCF) located on the UW campus in Madison, Wisconsin. MGE Power West Campus owns 55% of the facility and the UW owns 45% of the facility. The UW owns a controlling interest in the chilled-water and steam plants, which are used to meet the growing needs for air-conditioning and steam-heat capacity for the UW campus. MGE Power West Campus owns a controlling interest in the electric generation plant, which is leased and operated by MGE.

Each owner provides its own financing and reflects its respective portion of the facility and operating costs in its financial statements. MGE Power West Campus' interest in WCCF and the related accumulated depreciation reserves as of December 31 were as follows:

(In thousands)	2018	2017
Nonregulated plant	$113,328	$111,386
Accumulated depreciation	(32,055)	(31,104)
Property, plant, and equipment, net	81,273	80,282
Construction work in progress	478	610
Total property, plant, and equipment	$81,751	$80,892

Operating charges are allocated to the UW based on formulas contained in the operating agreement. Under the provisions of this arrangement, the UW is required to reimburse MGE for their allocated portion of fuel and operating expenses. For the years ended December 31, 2018, 2017, and 2016, the UW allocated share of fuel and operating costs was $6.3 million, $5.3 million, and $5.5 million, respectively.

6.

Investments - MGE Energy and MGE.

a.

Equity Securities, Equity Method Investments, and Other Investments.

	MGE Energy		MGE
(In thousands)	2018	2017	2018	2017
Equity securities(a)	$9,363	$7,291	$388	$409
Equity method investments:
ATC and ATC Holdco(b)	66,313	59,298	-	-
Other	26	1,128	-	-
Total equity method investments	66,339	60,426	-	-
Other investments	2,298	55	-	-
Total	$78,000	$67,772	$388	$409

(a)

Reflects modified retrospective application of new authoritative guidance related to Financial Instruments as described in Footnote 2. Prior to January 1, 2018, investments were considered available for sale securities. As of December 31, 2017, MGE Energy had available for sale securities with a cost basis of $6.7 million, gross unrealized gains of $0.7 million, and gross unrealized losses of less than $0.1 million. As of December 31, 2017, MGE had available for sale securities with a cost basis of $0.5 million and gross unrealized losses of less than $0.1 million.

(b)

In December 2017, there was a $20.4 million one-time tax impact related to ATC as a result of the Tax Act. See Footnote 12 for further information.

MGE Energy's and MGE's equity securities represent publicly traded securities and private equity investments in common stock of companies in various industries.

During the years ended December 31, 2018, 2017, and 2016, certain investments were liquidated. As a result of these liquidations, MGE Energy and MGE received the following:

	MGE Energy			MGE
(In thousands)	2018	2017	2016	2018	2017	2016
Cash proceeds	$960	$677	$408	$3	$-	$16
Gain (loss) on sale	476	522	121	3	-	(8)

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

MGE Transco and MGEE Transco have accounted for their investment in ATC and ATC Holdco, respectively, under the equity method of accounting. For the years ended December 31, 2018, 2017, and 2016, MGE Transco recorded the following:

(In thousands)	2018	2017	2016
Equity earnings from investment in ATC	$8,821	$10,125	$8,670
Dividends received from ATC(a)	4,611	9,078	7,926
Capital contributions to ATC	2,841	3,551	2,486

(a)

MGE Transco recorded a $2.3 million and a $2.1 million dividend receivable from ATC as of December 31, 2017 and 2016, respectively. A cash dividend was received in January of each of the proceeding years.

ATC Holdco was formed in December 2016. In the near term, it is expected that ATC Holdco will be pursuing transmission development opportunities that typically have long development and investment lead times before becoming operational. In 2018 and 2017, MGEE Transco recorded capital contributions of $0.3 million and $2.9 million, respectively, to ATC Holdco.

As of December 31, 2018 and 2017, MGE Transco held a 3.6% ownership interest in ATC. As of December 31, 2018 and 2017, MGEE Transco held a 4.4% ownership interest in ATC Holdco.

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

ATC's summarized financial data is as follows:

(In thousands)
Income statement data for the year ended December 31,	2018	2017	2016
Operating revenues	$690,510	$721,672	$650,806
Operating expenses	(358,703)	(346,308)	(323,947)
Other income	2,405	7,402	5,361
Interest expense, net	(110,725)	(110,138)	(99,464)
Earnings before members' income taxes	$223,487	$272,628	$232,756

Balance sheet data as of December 31,	2018	2017
Current assets	$87,250	$87,730
Noncurrent assets	4,928,793	4,598,919
Total assets	$5,016,043	$4,686,649

Current liabilities	$640,040	$767,248
Long-term debt	2,013,997	1,790,590
Other noncurrent liabilities	295,281	240,286
Members' equity	2,066,725	1,888,525
Total members' equity and liabilities	$5,016,043	$4,686,649

During 2018, 2017, and 2016, MGE recorded $29.0 million, $29.2 million, and $29.1 million, respectively, for transmission services received from ATC. MGE also provides a variety of operational, maintenance, and project management work for ATC, which is reimbursed by ATC. As of December 31, 2018 and 2017, MGE had a receivable due from ATC of $0.1 million and $0.2 million, respectively.

74

7.

Regulatory Assets and Liabilities - MGE Energy and MGE.

The following regulatory assets and liabilities are reflected in MGE's consolidated balance sheets as of December 31:

(In thousands)	2018	2017
Regulatory Assets
Asset retirement obligation	$9,199	$8,328
Conservation costs	81	222
Debt related costs	9,288	9,749
Derivatives	31,830	41,958
Tax recovery related to AFUDC equity	6,482	5,497
Unfunded pension and other postretirement liability	96,030	84,342
Other	1,991	359
Total Regulatory Assets	$154,901	$150,455
Regulatory Liabilities
Deferred fuel savings	$9,504	$4,229
Elm Road	2,515	931
Income taxes	135,449	131,689
Non-ARO removal costs	19,891	18,536
Pension and other postretirement service costs	3,669	-
Purchased gas adjustment	1,186	1,404
Renewable energy credits	700	454
Transmission	5,476	1,967
Other	1,074	576
Total Regulatory Liabilities	$179,464	$159,786

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

Derivatives

MGE has physical and financial contracts that are accounted for as derivatives. The amounts recorded for the net mark-to-market value of the commodity based contracts is offset with a corresponding regulatory asset or liability because these transactions are part of the PGA or fuel rules clause authorized by the PSCW. A significant portion of the recorded amount is related to a purchased power agreement that provides MGE with firm capacity and energy during a base term that began on June 1, 2012, and ends on May 31, 2022. See Footnote 14 for further discussion.

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

Deferred Fuel Savings

The fuel rules require the PSCW and Wisconsin utilities to defer electric fuel-related costs that fall outside a symmetrical cost tolerance band. Any over/under recovery of the actual costs is determined on an annual basis and is adjusted in future billings to electric retail customers. See Footnote 8.b. for further discussion.

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

Pension and Other Postretirement Service Costs

The FASB issued authoritative guidance within the codification's Compensation-Retirement Benefits topic that, beginning January 1, 2018, only allows the service cost component of net periodic benefit cost to be eligible for capitalization within the consolidated balance sheets. Under the current rate structure, non-service cost components of net periodic benefit cost are being recovered as a component of depreciation expense. MGE has regulatory treatment and recognizes regulatory assets or liabilities for timing differences between when net periodic benefit costs are recovered and when costs are recognized. See Footnote 13 for further discussion.

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

Transmission Costs

The current accounting treatment for transmission costs allows MGE to reflect any differential between transmission costs reflected in rates and actual costs incurred in its next rate filing.

8.

Rate Matters - MGE Energy and MGE.

a.

Rate Proceedings.

In December 2018, the PSCW approved the settlement agreement between MGE and intervening parties in the rate case. The settlement decreases electric rates by 2.24% or $9.2 million in 2019. MGE will maintain this rate level for 2020, with the exception that MGE will file a 2020 Fuel Cost Plan in 2019 and MGE's electric rates will be adjusted accordingly. The decrease reflects the ongoing tax impacts of the Tax Act and the addition of lower-cost renewable generation capacity. The settlement agreement increases gas rates by 1.06% or $1.7 million in 2019 and 1.46% or $2.4 million in 2020. The gas increase covers infrastructure costs. It also reflects the impacts of the Tax Act. The return on common stock equity for 2019 and 2020 is 9.8% based on a capital structure consisting of 56.6% common equity in 2019 and 56.1% common equity in 2020.

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

MGE did not file a base rate case for 2018 and 2016.

b.

Fuel Rules.

Fuel rules require the PSCW and Wisconsin utilities to defer electric fuel-related costs that fall outside a symmetrical cost tolerance band around the amount approved for a utility in its annual fuel proceedings. Any over/under recovery of the actual costs is determined in the following year and is then reflected in future billings to electric retail customers. The fuel rules bandwidth is currently set at plus or minus 2%. Under fuel rules, MGE would defer costs, less any excess revenues, if its actual electric fuel costs exceeded 102% of the electric fuel costs allowed in its latest rate order. Excess revenues are defined as revenues in the year in question that provide MGE with a greater return on common equity than authorized by the PSCW in MGE's latest rate order. Conversely, MGE is required to defer the benefit of lower costs if actual electric fuel costs were less than 98% of the electric fuel costs allowed in that order. These costs will be subject to the PSCW's annual review of fuel costs completed in the year following the deferral.

In August 2015, the PSCW approved a $0.00256/kWh fuel credit that began on September 1, 2015, and continued throughout 2016. MGE returned $8.3 million of electric fuel-related savings during the year ended December 31, 2016.

The PSCW issued final decisions in the fuel rules proceedings for MGE to refund additional fuel savings incurred to its retail electric customers over a one-month period. MGE returned $4.2 million, $6.2 million, and $15.5 million of electric fuel-related savings in October 2018, October 2017, and September 2016, respectively. There was no change to the refund in the fuel rules proceedings from the amount MGE deferred in the previous respective years.

In December 2017, the PSCW approved a surcharge for 2018 electric fuel-related costs. The surcharge increased electric retail revenue in 2018 by $0.5 million or 0.13%.

As of December 31, 2018, MGE has deferred $9.5 million of 2018 fuel-related savings. These costs will be subject to the PSCW's annual review of 2018 fuel costs, expected to be completed in 2019.

77

9.

Common Equity.

a.

Common Stock - MGE Energy and MGE.

MGE Energy sells shares of its common stock through its Stock Plan. Those shares may be newly issued shares or shares that MGE Energy has purchased in the open market for resale to participants in the Stock Plan. All sales under the Stock Plan are covered by a shelf registration statement that MGE Energy filed with the SEC. For the years ended December 31, 2018 and 2017, MGE Energy did not issue any new shares of common stock under the Stock Plan.

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

During the years ended December 31, 2018 and 2017, MGE Energy paid $45.8 million (or $1.32 per share) and $43.7 million (or $1.26 per share), respectively, in cash dividends on its common stock. Dividend payments by MGE to MGE Energy are subject to restrictions arising under a PSCW rate order and, to a lesser degree, MGE's first mortgage bonds. The PSCW order restricts any dividends, above the PSCW authorized amount that MGE may pay MGE Energy if its common equity ratio, calculated in the manner used in the rate proceeding, is less than 55%. This restriction did not impact MGE's payment of dividends in 2018. See Footnote 10 for further discussion of the mortgage indenture covenants. During the year ended December 31, 2017, MGE paid $45.0 million in cash dividends to MGE Energy. MGE paid no dividends to MGE Energy during the year ended December 31, 2018.

b.

Dilutive Shares Calculation - MGE Energy.

MGE Energy has not issued any dilutive securities.

78

10.

Long-Term Debt - MGE Energy and MGE.

a.

Long-Term Debt.

	December 31,
(In thousands)	2018	2017
First Mortgage Bonds:(a)
7.70%, 2028 Series	$1,200	$1,200
Tax Exempt Debt:
3.45%, 2027 Series,
Industrial Development Revenue Bonds	19,300	19,300
Medium-Term Notes:(b)
6.12%, due 2028	20,000	20,000
7.12%, due 2032	25,000	25,000
6.247%, due 2037	25,000	25,000
Total Medium-Term Notes	70,000	70,000
Other Long-Term Debt:(d)
5.59%, due 2018(c)(e)	-	20,000
3.38%, due 2020(e)	15,000	15,000
3.09%, due 2023(e)	30,000	30,000
3.29%, due 2026(e)	15,000	15,000
3.11%, due 2027(e)	30,000	30,000
5.68%, due 2033(f)	25,064	26,121
5.19%, due 2033(f)	16,561	17,290
5.26%, due 2040(e)	15,000	15,000
5.04%, due 2040(g)	35,139	36,806
4.74%, due 2041(g)	22,167	23,166
4.38%, due 2042(e)	28,000	28,000
4.42%, due 2043(e)	20,000	20,000
4.47%, due 2048(e)	20,000	20,000
3.76%, due 2052(e)	40,000	40,000
4.19%, due 2048(c)(e)	60,000	-
4.24%, due 2053(c)(e)	20,000	-
4.34%, due 2058(c)(e)	20,000	-
Total Other Long-Term Debt	411,931	336,383
Long-term debt due within one year	(4,553)	(24,452)
Unamortized discount and debt issuance costs	(4,535)	(4,270)
Total Long-Term Debt	$493,343	$398,161

(a)

MGE's utility plant is subject to the lien of its Indenture of Mortgage and Deed of Trust, under which its first mortgage bonds are issued. The Mortgage Indenture provides that dividends or any other distribution or purchase of shares may not be made if the aggregate amount thereof since December 31, 1945, would exceed the earned surplus (retained earnings) accumulated subsequent to December 31, 1945. As of December 31, 2018, approximately $400.0 million was available for the payment of dividends under this covenant.

(b)

The indenture under which MGE's Medium-Term notes are issued provides that those notes will be entitled to be equally and ratably secured in the event that MGE issues any additional first mortgage bonds.

(c)

In July 2018, MGE issued a total of $40 million of new long-term unsecured debt. In September 2018, MGE issued $60 million of new long-term unsecured debt. MGE used the net proceeds from these debt financings to assist with financing capital expenditures, such as the Saratoga Wind Farm, and to refinance $20 million of long-term debt which matured in September 2018.

(d)

Unsecured notes issued pursuant to various Note Purchase Agreements with one or more purchasers. The notes are not issued under, or governed by, MGE's Indenture dated as of September 1, 1998, which governs MGE's Medium-Term Notes.

(e)

Issued by MGE. Under that Note Purchase Agreement: (i) note holders have the right to require MGE to repurchase their notes at par in the event of an acquisition of beneficial ownership of 30% or more of the outstanding voting stock of MGE Energy, (ii) MGE must maintain a ratio of its consolidated indebtedness to consolidated total capitalization not to exceed a maximum of 65%, and (iii) MGE cannot issue "Priority Debt" in an amount exceeding 20% of its consolidated assets. Priority Debt is defined as any indebtedness of MGE secured by liens other than specified liens permitted by the Note Purchase Agreement and certain unsecured indebtedness of certain subsidiaries. As of December 31, 2018, MGE was in compliance with the covenant requirements.

(f)

Issued by MGE Power West Campus. The Note Purchase Agreements require it to maintain a projected debt service coverage ratio of not less than 1.25 to 1.00, and debt to total capitalization ratio of not more than 0.65 to 1.00. The notes are secured by a collateral assignment of lease payments that MGE is making to MGE Power West Campus for use of its ownership interest in the WCCF pursuant to a long-term lease. As of December 31, 2018, MGE Power West Campus was in compliance with the covenant requirements.

(g)

Issued by MGE Power Elm Road. The Note Purchase Agreement requires MGE Power Elm Road to maintain a projected and actual debt service coverage ratio at the end of any calendar quarter of not less than 1.25 to 1.00 for the trailing 12-month period. The notes are secured by a collateral assignment of lease payments that MGE is making to MGE Power Elm Road for use of its ownership interest in the Elm Road Units pursuant to long-term leases. As of December 31, 2018, MGE Power Elm Road was in compliance with the covenant requirements.

b.

Long-Term Debt Maturities.

Below is MGE Energy's and MGE's aggregate maturities for all long-term debt for years following December 31, 2018.

(In thousands)	2019	2020	2021	2022	2023	Thereafter
Long-term debt maturities	$4,553	$19,659	$4,771	$4,889	$35,014	$433,545

MGE includes long-term debt held by MGE Power Elm Road and MGE Power West Campus in the consolidated financial statements (see Footnote 3 for further information).

11.

Notes Payable to Banks, Commercial Paper, and Lines of Credit.

a.

MGE Energy.

As of December 31, 2018, MGE Energy had an unsecured, committed revolving line of credit of $50 million expiring June 1, 2020. As of December 31, 2018, no borrowings were outstanding under this facility. On February 7, 2019, MGE Energy amended and restated the credit agreement to extend the initial term expiration date to February 7, 2024.

The agreement requires MGE Energy to maintain a ratio of its consolidated indebtedness to consolidated total capitalization not to exceed a maximum of 65%. A change in control constitutes a default under the agreement. Change in control events are defined as (i) a failure by MGE Energy to hold 100% of the outstanding voting equity interest in MGE or (ii) the acquisition of beneficial ownership of 30% or more of the outstanding voting stock of MGE Energy by one person or two or more persons acting in concert. As of December 31, 2018, MGE Energy was in compliance with the covenant requirements.

b.

MGE.

For short-term borrowings, MGE generally issues commercial paper (issued at the prevailing discount rate at the time of issuance), which is supported by unused committed bank lines of credit. As of December 31, 2018, MGE had two unsecured, committed revolving lines of credit for a total of $100 million expiring June 1, 2020. As of December 31, 2018, no borrowings were outstanding under these facilities; however there was $13.0 million in commercial paper outstanding. On February 7, 2019, MGE amended and restated the credit agreements to extend the initial term expiration date to February 7, 2024.

The agreements require MGE to maintain a ratio of consolidated debt to consolidated total capitalization not to exceed a maximum of 65%. The ratio calculation excludes assets, liabilities, revenues, and expenses included in MGE's financial statements as the result of the consolidation of VIEs, such as MGE Power West Campus and MGE Power Elm Road. A change in control constitutes a default under the agreements. Change in control events are defined as (i) a failure by MGE Energy to hold 100% of the outstanding voting equity interest in MGE or (ii) the acquisition of beneficial ownership of 30% or more of the outstanding voting stock of MGE Energy by one person or two or more persons acting in concert. As of December 31, 2018, MGE was in compliance with the covenant requirements.

c.

Short-Term Borrowings - MGE Energy and MGE.

Information concerning short-term borrowings is shown below:

(In thousands)	MGE Energy(a)		MGE
As of December 31,	2018	2017	2018	2017
Available lines of credit	$150,000	$150,000	$100,000	$100,000
Short-term debt outstanding	$13,000	$4,000	$13,000	$4,000
Weighted-average interest rate	2.55%	1.55%	2.55%	1.55%
Year Ended December 31,
Maximum short-term borrowings	$31,500	$7,500	$31,500	$7,500
Average short-term borrowings	$9,211	$304	$9,211	$304
Weighted-average interest rate	1.92%	1.18%	1.92%	1.18%

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

On a consolidated and separate company basis, the income tax provision consists of the following provision (benefit) components for the years ended December 31:

	MGE Energy			MGE
(In thousands)	2018	2017	2016	2018	2017	2016
Current payable:
Federal	$18,622	$21,125	$16,908	$19,926	$21,512	$17,521
State	5,163	5,129	3,287	5,704	5,316	3,497
Net-deferred:
Federal	120	(8,346)	17,571	(2,563)	(11,195)	16,391
State	3,629	4,264	4,850	2,494	3,435	4,485
Amortized investment tax credits	(100)	(78)	(103)	(100)	(78)	(103)
Total income tax provision	$27,434	$22,094	$42,513	$25,461	$18,990	$41,791

The consolidated income tax provision differs from the amount computed by applying the statutory federal income tax rate to income before income taxes, as follows:

	MGE Energy			MGE
	2018	2017	2016	2018	2017	2016
Statutory federal income tax rate	21.0%	35.0%	35.0%	21.0%	35.0%	35.0%
State income taxes, net of federal benefit	6.3%	5.1%	5.1%	6.2%	5.1%	5.1%
Amortized investment tax credits	(0.1)%	-%	(0.1)%	(0.1)%	-%	(0.1)%
Credit for electricity from wind energy	(0.3)%	(1.6)%	(1.6)%	(0.4)%	(1.7)%	(1.7)%
Domestic manufacturing deduction	-%	(1.4)%	(1.3)%	-%	(1.5)%	(1.3)%
AFUDC equity, net	(0.6)%	(0.2)%	(0.2)%	(0.5)%	(0.2)%	(0.2)%
Federal income tax rate reduction	-%	(18.1)%	-%	-%	(19.3)%	-%
Amortization of utility excess deferred tax(a)	(1.8)%	-%	-%	(2.0)%	-%	-%
Other, net, individually insignificant	0.1%	(0.3)%	(0.9)%	0.2%	(0.4)%	(0.9)%
Effective income tax rate	24.6%	18.5%	36.0%	24.4%	17.0%	35.9%

(a)

Included are impacts of the Tax Act for the regulated utility for excess deferred taxes recognized using a normalization method of accounting.

The significant components of deferred tax liabilities (assets) that appear on the consolidated balance sheets as of December 31 are as follows:

	MGE Energy		MGE
(In thousands)	2018	2017	2018	2017
Deferred tax assets
Investment in ATC	23,638	24,781	-	-
Accrued expenses	15,385	15,135	15,385	15,135
Pension and other postretirement benefits	34,914	32,196	34,914	32,196
Deferred tax regulatory account	37,121	36,124	37,121	36,124
Derivatives	8,861	11,525	8,861	11,525
Other	15,137	12,790	15,185	12,831
Gross deferred income tax assets	135,056	132,551	111,466	107,811
Less valuation allowance	(86)	(86)	(86)	(86)
Net deferred income tax assets	134,970	132,465	111,380	107,725

Deferred tax liabilities
Property-related	$244,114	$238,437	$244,114	$238,544
Investment in ATC	50,771	48,324	-	-
Bond transactions	765	832	765	832
Pension and other postretirement benefits	47,644	42,919	47,644	42,919
Derivatives	8,861	11,525	8,861	11,525
Tax deductible prepayments	6,014	6,169	6,014	6,169
Other	8,753	9,389	8,598	9,222
Gross deferred income tax liabilities	366,922	357,595	315,996	309,211
Deferred income taxes	$231,952	$225,130	$204,616	$201,486

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the Tax Act). The Tax Act makes broad and complex changes to the U.S. tax code, including a reduction in the U.S. federal corporate tax rate from 35 percent to 21 percent.

The SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting for certain income tax effects. In accordance with SAB 118 any subsequent adjustment to these amounts would be recorded in 2018 when the analysis is complete. The analysis was completed, and no material adjustments have been recorded during 2018.

The Tax Act reduced the corporate tax rate to 21 percent, effective January 1, 2018. The one-time impacts recorded to remeasure deferred income tax balances at the 21 percent corporate federal income tax rate as of December 31, 2017, were as follows:

(In thousands)	MGE Energy	MGE
Net Decrease in Deferred Tax Liability	$176,871	$156,493
Decrease in Regulatory Asset	4,347	4,347
Increase in Regulatory Liability(b)	130,497	130,497
Decrease in Investment ATC	20,375	-
Net Deferred Income Tax Benefit Recorded(c)	21,651	21,649

(b)

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

(c)

Generated by nonregulated activities.

Beginning January 1, 2018, MGE began amortizing the regulated utility excess deferred taxes recognized using a normalization method of accounting. For the year ended December 31, 2018, MGE recognized $2.8 million of excess deferred taxes as a reduction of revenue and a corresponding increase in a regulatory liability. The amount and timing of the cash impacts will depend on the period over which certain income tax benefits are provided to customers, which will be determined by the PSCW.

Customer rates approved for 2018 reflect an income tax rate of 35 percent. In January 2018, the PSCW issued an order directing Wisconsin investor-owned utilities to defer the over-collection of income tax expense as a result of the decrease in tax rate to 21 percent. The PSCW issued an order in May 2018 to return to customers the estimated 2018 over-collection of income tax expense. The decision includes a one-time bill credit on customer bills to reflect the estimate of the over-collection for January through June 2018, along with a monthly volumetric bill credit which began in July 2018 and continued through the remainder of 2018 for the estimated remaining annual amount. As of December 31, 2018, MGE returned $8.2 million to customers through bill credits. Any over/under recovery of the actual costs will be subject to the PSCW's review in a future rate case. As of December 31, 2018, MGE has deferred $3.1 million as a regulatory liability and recorded a corresponding reduction in operating revenues for over-collection of income tax expense (net of customer bill credits).

Our state valuation allowance reduces MGE Energy's and MGE's deferred tax assets for state carryforward losses to estimated realizable value due to the uncertainty of future income estimates in various state tax jurisdictions. For tax purposes, as of December 31, 2018, both MGE Energy and MGE had approximately $1.4 million of state tax net operating loss deductions subject to a valuation allowance that expire between 2020 and 2023 if unused.

b.

Accounting for Uncertainty in Income Taxes - MGE Energy and MGE.

The difference between the tax benefit amount taken on prior year tax returns, or expected to be taken on a current year tax return, and the tax benefit amount recognized in the financial statements is accounted for as an unrecognized tax benefit.

A tabular reconciliation of unrecognized tax benefits and is as follows:

(In thousands)
Unrecognized Tax Benefits:	2018	2017	2016
Unrecognized tax benefits, January 1,	$1,924	$2,487	$2,528
Additions based on tax positions related to the current year	425	552	452
Additions based on tax positions related to the prior years	272	19	39
Reductions based on tax positions related to the prior years	(672)	(1,134)	(532)
Unrecognized tax benefits, December 31,	$1,949	$1,924	$2,487

(In thousands)
Interest on Unrecognized Tax Benefits:	2018	2017	2016
Accrued interest on unrecognized tax benefits, January 1,	$165	$388	$311
Reduction in interest expense on uncertain tax positions	(136)	(312)	(27)
Interest expense on uncertain tax positions	162	89	104
Accrued interest on unrecognized tax benefits, December 31,	$191	$165	$388

Unrecognized tax benefits are classified with "Other deferred liabilities" on the consolidated balance sheets. The interest component recoverable in rates is offset by a regulatory asset.

As of December 31, 2018, 2017, and 2016, unrecognized tax benefits primarily related to temporary tax differences associated with the change in income tax method of accounting for electric generation and electric and gas distribution repairs. In addition, as of December 31, 2018, unrecognized tax benefits relating to permanent differences and tax credits was $0.3 million. As of December 31, 2017 and 2016, unrecognized tax benefits relating to permanent differences and tax credits was less than $0.1 million.

The unrecognized tax benefits as of December 31, 2018, are not expected to significantly increase or decrease within the next twelve months. In addition, statutes of limitations will expire for MGE Energy and MGE tax returns. The impact of the statutes of limitations expiring is not anticipated to be material. The following table shows tax years that remain subject to examination by major jurisdiction:

Taxpayer	Open Years
MGE Energy and consolidated subsidiaries in federal return	2015 through 2018
MGE Energy Wisconsin combined reporting corporation return	2013 through 2018

83

13.

Pension Plans and Other Postretirement Benefits - MGE Energy and MGE.

MGE maintains qualified and nonqualified pension plans, health care, and life insurance benefits, and defined contribution 401(k) benefit plans for its employees and retirees. MGE's costs for the 401(k) plans were $3.9 million, $3.5 million, and $3.1 million for the years ended December 31, 2018, 2017, and 2016, respectively. A measurement date of December 31 is utilized for all pension and postretirement benefit plans.

All employees hired after December 31, 2006, have been enrolled in the defined contribution pension plan, rather than the defined benefit pension plan previously in place.

a.

Benefit Obligations and Plan Assets.

(In thousands)	Pension Benefits		Other Postretirement Benefits
Change in Benefit Obligations:	2018	2017	2018	2017
Net benefit obligation at beginning of year	$391,269	$349,556	$82,290	$78,842
Service cost	5,723	5,383	1,283	1,231
Interest cost	12,859	12,625	2,612	2,666
Plan participants' contributions	-	-	950	894
Actuarial (gain) loss(a)	(34,439)	37,689	(7,555)	2,749
Gross benefits paid	(15,124)	(13,984)	(4,623)	(4,262)
Less: federal subsidy on benefits paid(b)	-	-	204	170
Benefit obligation at end of year	$360,288	$391,269	$75,161	$82,290

Change in Plan Assets:
Fair value of plan assets at beginning of year	$361,651	$311,933	$48,470	$43,177
Actual return on plan assets	(24,485)	56,987	(2,780)	7,104
Employer contributions	1,738	6,715	504	1,557
Plan participants' contributions	-	-	950	894
Gross benefits paid	(15,124)	(13,984)	(4,623)	(4,262)
Fair value of plan assets at end of year	$323,780	$361,651	$42,521	$48,470
Funded Status as of December 31	$(36,508)	$(29,618)	$(32,640)	$(33,820)

(a)

In 2018, higher discount rates were the main driver of the actuarial gain. However, in 2017, lower discount rates were the main driver of the actuarial loss.

(b)

In 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 was signed into law authorizing Medicare to provide prescription drug benefits to retirees. For the years ended December 31, 2018 and 2017, the subsidy due to MGE was $0.2 million.

The accumulated benefit obligation for the defined benefit pension plans as of December 31, 2018 and 2017, was $335.8 million and $356.0 million, respectively.

The amounts recognized in the consolidated balance sheets to reflect the funded status of the plans as of December 31 are as follows:

	Pension Benefits		Other Postretirement Benefits
(In thousands)	2018	2017	2018	2017
Long-term asset	$-	$7,336	$-	$-
Current liability	(1,732)	(1,726)	-	-
Long-term liability	(34,776)	(35,228)	(32,640)	(33,820)
Net liability	$(36,508)	$(29,618)	$(32,640)	$(33,820)

The following table shows the amounts that have not yet been recognized in our net periodic benefit cost as of December 31 and are recorded as regulatory assets in the consolidated balance sheets:

	Pension Benefits		Other Postretirement Benefits
(In thousands)	2018	2017	2018	2017
Net actuarial loss	$92,978	$81,969	$10,569	$12,600
Prior service benefit	(385)	(429)	(7,153)	(9,821)
Transition obligation	-	-	21	23
Total	$92,593	$81,540	$3,437	$2,802

The projected benefit obligation and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets were as follows:

(In thousands)	Pension Benefits
Projected Benefit Obligation in Excess of Plan Assets	2018	2017
Projected benefit obligation, end of year	$360,288	$36,954
Fair value of plan assets, end of year	323,780	-

The accumulated benefit obligation and fair value of plan assets for pension plans with an accumulated benefit obligation in excess of plan assets were as follows:

(In thousands)	Pension Benefits
Accumulated Benefit Obligation in Excess of Plan Assets	2018	2017
Accumulated benefit obligation, end of year	$31,200	$32,813
Fair value of plan assets, end of year	-	-

b.

Net Periodic Benefit Cost.

(In thousands)	Pension Benefits			Other Postretirement Benefits
Components of Net Periodic Benefit Cost:	2018	2017	2016	2018	2017	2016
Service cost	$5,723	$5,383	$5,365	$1,283	$1,231	$1,271
Interest cost	12,859	12,625	12,393	2,612	2,666	2,681
Expected return on assets	(26,241)	(22,963)	(22,365)	(3,232)	(2,887)	(2,829)
Amortization of:
Transition obligation	-	-	-	3	3	3
Prior service (credit) cost	(44)	(17)	10	(2,669)	(2,669)	(2,669)
Actuarial loss	5,278	6,352	5,600	488	660	589
Net periodic benefit cost (credit)	$(2,425)	$1,380	$1,003	$(1,515)	$(996)	$(954)

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

c.

Plan Assumptions.

The weighted-average assumptions used to determine the benefit obligations were as follows for the years ended December 31:

	Pension Benefits		Other Postretirement Benefits
	2018	2017	2018	2017
Discount rate	4.32%	3.73%	4.24%	3.58%
Rate of compensation increase	3.20%	3.67%	N/A	N/A
Assumed health care cost trend rates:
Health care cost trend rate assumed for next year	N/A	N/A	6.25%	6.00%
Rate to which the cost trend rate is assumed to
decline (the ultimate trend rate)	N/A	N/A	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	N/A	N/A	2024	2022

MGE uses individual spot rates, instead of a weighted average of the yield curve spot rates, for measuring the service cost and interest cost components of net periodic benefit cost.

The weighted-average assumptions used to determine the net periodic cost were as follows for the years ended December 31:

	Pension Benefits			Other Postretirement Benefits
	2018	2017	2016	2018	2017	2016
Discount rate	3.73%	4.30%	4.51%	3.60%	4.09%	4.32%
Expected rate of return on plan assets	7.40%	7.40%	7.65%	6.94%	6.80%	6.96%
Rate of compensation increase	3.72%	3.76%	3.76%	N/A	N/A	N/A

The assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. The following table shows how an assumed 1% increase or 1% decrease in health care cost trends could impact postretirement benefits in 2018 dollars:

(In thousands)	1% Increase	1% Decrease
Effect on other postretirement benefit obligation	$754	$(980)
Effect on total service and interest cost components	21	(30)

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

The asset allocation for MGE's pension plans as of December 31, 2018 and 2017, and the target allocation for 2019, by asset category, follows:

	Target Allocation	Percentage of Plan Assets at Year End
		2018	2017
Equity securities(a)	63.0%	60.0%	65.0%
Fixed income securities	30.0%	33.0%	29.0%
Real estate	7.0%	7.0%	6.0%
Total	100.0%	100.0%	100.0%

(a)

Target allocations for equity securities are broken out as follows:  45.5% United States equity, 17.5% non-United States equity.

The fair value of plan assets for the postretirement benefit plans is $42.5 million and $48.5 million as of December 31, 2018 and 2017, respectively. Of this amount, $37.5 million and $43.1 million as of December 31, 2018 and 2017, respectively, were held in the master pension trust and are allocable to postretirement health expenses. The target asset allocation and investment strategy for the portion of assets held in the master pension trust are the same as that explained for MGE's pension plans. The remainder of postretirement benefit assets are held either in an insurance continuance fund for the payment of retiree life benefits or health benefit trusts for payment of retiree health premiums. The asset allocation for the insurance continuance fund is determined by the life insurer. The target asset allocation for the health benefit trusts are established based on a similar investment strategy as assets held in the master pension trust, with consideration for liquidity needs in the health benefit trusts.

e.

Concentrations of Credit Risk.

MGE evaluated its pension and other postretirement benefit plans' asset portfolios for the existence of significant concentrations of credit risk as of December 31, 2018. Types of concentrations that were evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, and foreign country. As of December 31, 2018, there were no significant concentrations (defined as greater than 10 percent of plan assets) of risk in MGE pension and postretirement benefit plan assets.

f.

Fair Value Measurements of Plan Assets.

Pension and other postretirement benefit plan investments are recorded at fair value. See Footnote 15 for more information regarding the fair value hierarchy.

The following descriptions are the categories of underlying plan assets held within the pension and other postretirement benefit plans as of December 31, 2018:

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

All of the fair values of MGE's plan assets are measured using net asset value, except for cash and cash equivalents which are considered level 1 investments. The fair values of MGE's plan assets by asset category as of December 31 are as follows:

(In thousands)	2018	2017
Cash and Cash Equivalents	$701	$488
Equity Securities:
U.S. Large Cap	102,984	124,594
U.S. Mid Cap	23,683	29,138
U.S. Small Cap	28,573	37,782
International Blend	61,299	71,514
Fixed Income Securities:
Short-Term Fund	4,053	4,641
High Yield Bond	19,437	19,400
Long Duration Bond	93,216	91,678
Real Estate	27,923	25,995
Insurance Continuance Fund	1,491	1,500
Fixed Rate Fund	2,941	3,391
Total	$366,301	$410,121

g.

Expected Cash Flows.

MGE does not expect to need to make any required contributions to the qualified plans for 2019 and 2020. The contributions for years after 2020 are not yet currently estimated. MGE has adopted the asset smoothing as permitted in accordance with the Pension Protection Act of 2006, including modifications made by WRERA.

Due to uncertainties in the future economic performance of plan assets, discount rates, and other key assumptions, estimated contributions are subject to change. MGE may also elect to make additional discretionary contributions.

In 2018, MGE made $5.6 million in employer contributions to its pension and postretirement plans.

h.

Benefit Payments.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

	Pension	Other Postretirement Benefits
(In thousands)	Pension Benefits	Gross Postretirement Benefits	Expected Medicare Part D Subsidy	Net Postretirement Benefits
2019	$16,362	$4,248	$(228)	$4,020
2020	17,087	4,585	(252)	4,333
2021	17,835	4,994	(276)	4,718
2022	18,956	5,325	(305)	5,020
2023	19,770	5,604	(334)	5,270
2024 - 2028	110,037	29,478	(2,103)	27,375

88

14.

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

b.

Notional Amounts.

The gross notional volume of open derivatives is as follows:

	December 31, 2018	December 31, 2017
Commodity derivative contracts	386,440 MWh	552,310 MWh
Commodity derivative contracts	5,260,000 Dth	5,460,000 Dth
FTRs	2,252 MW	2,226 MW
PPA	2,050 MW	2,650 MW

c.

Financial Statement Presentation.

MGE purchases and sells exchange-traded and over-the-counter options, swaps, and future contracts. These arrangements are primarily entered into to help stabilize the price risk associated with gas or power purchases. These transactions are employed by both MGE's gas and electric segments. Additionally, as a result of the firm transmission agreements that MGE holds on electricity transmission paths in the MISO market, MGE holds financial transmission rights (FTRs). An FTR is a financial instrument that entitles the holder to a stream of revenues or charges based on the differences in hourly day-ahead energy prices between two points on the transmission grid. The fair values of these instruments are offset with a corresponding regulatory asset/liability depending on whether they are in a net loss/gain position. Depending on the nature of the instrument, the gain or loss associated with these transactions will be reflected as cost of gas sold, fuel for electric generation, or purchased power expense in the delivery month applicable to the instrument. As of December 31, 2018 and 2017, the fair value of exchange traded derivatives and FTRs exceeded their cost basis by $0.7 million and $0.2 million, respectively.

MGE is a party to a purchased power agreement that provides MGE with firm capacity and energy during a base term from June 1, 2012, through May 31, 2022. The agreement also allows MGE an option to extend the contract after the base term. The agreement is accounted for as a derivative contract and is recognized at its fair value on the consolidated balance sheets. However, the derivative qualifies for regulatory deferral and is recognized with a corresponding regulatory asset or liability depending on whether the fair value is in a loss or gain position. The fair value of the contract as of December 31, 2018 and 2017, reflects a loss position of $32.5 million and $42.2 million, respectively. The actual cost will be recognized in purchased power expense in the month of purchase.

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

(In thousands)	Derivative Assets	Derivative Liabilities	Balance Sheet Location
December 31, 2018
Commodity derivative contracts(a)	$727	$270	Other current assets
Commodity derivative contracts(a)	74	72	Other deferred charges
FTRs	241	-	Other current assets
PPA	N/A	8,550	Derivative liability (current)
PPA	N/A	23,980	Derivative liability (long-term)

December 31, 2017
Commodity derivative contracts(a)	$566	$603	Derivative liability (current)(b)
Commodity derivative contracts(a)	110	190	Derivative liability (long-term)
FTRs	329	-	Other current assets
PPA	N/A	8,180	Derivative liability (current)
PPA	N/A	33,990	Derivative liability (long-term)

(a)

As of December 31, 2017, collateral of $0.1 million was posted against and netted with derivative liability positions on the consolidated balance sheets. No collateral was posted against derivative positions as of December 31, 2018.

(b)

As of December 31, 2017, MGE presented $0.1 million as other current assets on the consolidated balance sheets.

The following tables show the effect of netting arrangements for recognized derivative assets and liabilities that are subject to a master netting arrangement or similar arrangement on the consolidated balance sheets.

Offsetting of Derivative Assets

(In thousands)	Gross Amounts	Gross Amounts Offset in Balance Sheets	Collateral Posted Against Derivative Positions	Net Amount Presented in Balance Sheets
December 31, 2018
Commodity derivative contracts	$801	$(342)	$-	$459
FTRs	241	-	-	241

December 31, 2017
Commodity derivative contracts	$676	$(654)	$-	$22
FTRs	329	-	-	329

Offsetting of Derivative Liabilities

(In thousands)	Gross Amounts	Gross Amounts Offset in Balance Sheets	Collateral Posted Against Derivative Positions	Net Amount Presented in Balance Sheets
December 31, 2018
Commodity derivative contracts	$342	$(342)	$-	$-
PPA	32,530	-	-	32,530

December 31, 2017
Commodity derivative contracts	$793	$(654)	$(139)	$-
PPA	42,170	-	-	42,170

The following tables summarize the unrealized and realized gains/losses related to the derivative instruments on the consolidated balance sheets as of December 31, 2018 and 2017, and the consolidated statements of income for the years ended December 31, 2018 and 2017.

	2018		2017
	Current and Long-Term Regulatory Asset	Other Current Assets	Current and Long-Term Regulatory Asset	Other Current Assets
(In thousands)
Balance as of January 1,	$41,958	$806	$49,281	$230
Unrealized gain	(11,094)	-	(2,743)	-
Realized gain (loss) reclassified to a deferred account	523	(523)	(1,260)	1,260
Realized loss reclassified to income statement	443	94	(3,320)	(684)
Balance as of December 31,	$31,830	$377	$41,958	$806

	Realized Losses (Gains)
	2018		2017
(In thousands)	Fuel for Electric Generation/ Purchased Power	Cost of Gas Sold	Fuel for Electric Generation/ Purchased Power	Cost of Gas Sold
Year Ended December 31:
Commodity derivative contracts	$(716)	$(199)	$786	$634
FTRs	(702)	-	(1,464)	-
PPA	1,080	-	4,048	-

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

The PPA has a provision that may require MGE to post collateral if MGE's debt rating falls below investment grade (i.e., below BBB-). The amount of collateral that it may be required to post varies from $20.0 million to $40.0 million, depending on MGE's nominated capacity amount. As of December 31, 2018, no collateral is required to be, or has been, posted. Certain counterparties extend MGE a credit limit. If MGE exceeds these limits, the counterparties may require collateral to be posted. As of December 31, 2017, certain counterparties were in a net liability of $0.1 million. As of December 31, 2018, no counterparties were in a net liability position.

Nonperformance of counterparties to the non-exchange traded derivatives could expose MGE to credit loss. However, MGE enters into transactions only with companies that meet or exceed strict credit guidelines, and it monitors these counterparties on an ongoing basis to mitigate nonperformance risk in its portfolio. As of December 31, 2018, no counterparties have defaulted.

15.

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

Fair Value of Financial Assets and Liabilities Recorded at the Carrying Amount.

The carrying amount of cash, cash equivalents, and outstanding commercial paper approximates fair market value due to the short maturity of those investments and obligations. The estimated fair market value of long-term debt is based on quoted market prices for similar financial instruments as of December 31. Since long-term debt is not traded in an active market, it is classified as Level 2. The estimated fair market value of financial instruments are as follows:

	December 31, 2018		December 31, 2017
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
MGE Energy
Assets:
Cash and cash equivalents	$83,102	$83,102	$107,952	$107,952
Liabilities:
Short-term debt - commercial paper	13,000	13,000	4,000	4,000
Long-term debt(a)	502,431	518,811	426,883	475,282

MGE
Assets:
Cash and cash equivalents	$4,843	$4,843	$5,951	$5,951
Liabilities:
Short-term debt - commercial paper	13,000	13,000	4,000	4,000
Long-term debt(a)	502,431	518,811	426,883	475,282

(a)

Includes long-term debt due within one year. Excludes debt issuance costs and unamortized discount of $4.5 million and $4.3 million as of December 31, 2018 and 2017, respectively.

b.

Recurring Fair Value Measurements.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis.

	Fair Value as of December 31, 2018
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Derivatives, net	$1,042	$296	$-	$746
Exchange-traded investments	848	848	-	-
Total Assets	$1,890	$1,144	$-	$746
Liabilities:
Derivatives, net	$32,872	$124	$-	$32,748
Deferred compensation	3,078	-	3,078	-
Total Liabilities	$35,950	$124	$3,078	$32,748

MGE
Assets:
Derivatives, net	$1,042	$296	$-	$746
Exchange-traded investments	43	43	-	-
Total Assets	$1,085	$339	$-	$746
Liabilities:
Derivatives, net	$32,872	$124	$-	$32,748
Deferred compensation	3,078	-	3,078	-
Total Liabilities	$35,950	$124	$3,078	$32,748

	Fair Value as of December 31, 2017
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Derivatives, net	$1,005	$278	$-	$727
Exchange-traded investments	792	792	-	-
Total Assets	$1,797	$1,070	$-	$727
Liabilities:
Derivatives, net(b)	$42,963	$210	$-	$42,753
Deferred compensation	3,065	-	3,065	-
Total Liabilities	$46,028	$210	$3,065	$42,753

MGE
Assets:
Derivatives, net	$1,005	$278	$-	$727
Exchange-traded investments	64	64	-	-
Total Assets	$1,069	$342	$-	$727
Liabilities:
Derivatives, net(b)	$42,963	$210	$-	$42,753
Deferred compensation	3,065	-	3,065	-
Total Liabilities	$46,028	$210	$3,065	$42,753

(b)

These amounts are shown gross and exclude $0.1 million of collateral that was posted against derivative positions with counterparties as of December 31, 2017.

No transfers were made in or out of Level 1 or Level 2 for the year ended December 31, 2018.

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

The purchased power agreement (see Footnote 14) was valued using an internally-developed pricing model and therefore is classified as Level 3. The model projects future market energy prices and compares those prices to the projected power costs to be incurred under the contract. Inputs to the model require significant management judgment and estimation. Future energy prices are based on a forward power pricing curve using exchange-traded contracts in the electric futures market. A basis adjustment is applied to the market energy price to reflect the price differential between the market price delivery point and the counterparty delivery point. The historical relationship between the delivery points is reviewed and a discount (below 100%) or premium (above 100%) is derived. This comparison is done for both peak times when demand is high and off peak times when demand is low. If the basis adjustment is lowered, the fair value measurement will decrease, and if the basis adjustment is increased, the fair value measurement will increase.

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

The following table presents the significant unobservable inputs used in the pricing model as of December 31:

	Model Input
Significant Unobservable Inputs	2018	2017
Basis adjustment:
On peak	92.1%	92.3%
Off peak	92.8%	94.1%
Counterparty fuel mix:
Internal generation	50%-75%	55%-75%
Purchased power	50%-25%	45%-25%

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

The following table summarizes the changes in Level 3 commodity derivative assets and liabilities measured at fair value on a recurring basis.

(In thousands)	2018	2017	2016
Balance as of January 1,	$(42,026)	$(50,306)	$(53,501)
Realized and unrealized gains (losses):
Included in regulatory liabilities	10,024	8,281	3,195
Included in other comprehensive income	-	-	-
Included in earnings	132	(3,718)	(5,347)
Included in current assets	(47)	(9)	(142)
Purchases	23,643	24,181	23,346
Sales	-	-	-
Issuances	-	-	-
Settlements	(23,728)	(20,455)	(17,857)
Transfers in and/or out of Level 3	-	-	-
Balance as of December 31,	$(32,002)	$(42,026)	$(50,306)
Total gains (losses) included in earnings attributed to the
change in unrealized gains (losses) related to assets and
liabilities held as of December 31,(c)	$-	$-	$-

The following table presents total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis (c).

(In thousands)
Year Ended December 31,	2018	2017	2016
Purchased power expense	$355	$(3,314)	$(5,262)
Cost of gas sold expense	(223)	(404)	(85)
Total	$132	$(3,718)	$(5,347)

(c)

MGE's exchange-traded derivative contracts, over-the-counter party transactions, purchased power agreement, and FTRs are subject to regulatory deferral. These derivatives are therefore marked to fair value and are offset in the financial statements with a corresponding regulatory asset or liability.

16.

Share-Based Compensation - MGE Energy and MGE.

Under MGE Energy's Director Incentive Plan and its Performance Unit Plan, non-employee directors and eligible employees, respectively, may receive performance units that entitle the holder to receive a cash payment equal to the value of a designated number of shares of MGE Energy's common stock, plus dividend equivalent payments thereon, at the end of the set performance period set in the award. In accordance with the plans' provisions, these awards are subject to prescribed vesting schedules and must be settled in cash. Accordingly, no shares of common stock will be issued in connection with the plans.

On the grant date, the cost of the director or employee services received in exchange for a performance unit award is measured based on the current market value of MGE Energy common stock. The fair value of the awards is remeasured quarterly, including as of December 31, 2018, as required by applicable accounting standards. Changes in fair value as well as the original grant are recognized as compensation cost. Since this amount is remeasured throughout the vesting period, the compensation cost is subject to variability.

Units granted under the Director Incentive Plan are subject to a three-year vesting schedule. The most recent three years of units granted under this plan are as follows:

Grant Date	MGE Energy Units Granted
January 18, 2019	5,175
March 1, 2018	1,106
January 19, 2018	4,704
January 20, 2017	4,608

Units granted under the Performance Unit Plan are subject to a five-year vesting schedule. The most recent units granted under this plan are as follows:

Grant Date	MGE Energy Units Granted
February 15, 2019	17,022
February 16, 2018	17,830
March 1, 2017	14,704
February 19, 2016	19,055
February 20, 2015	18,948

For nonretirement eligible employees under the Performance Unit Plan, stock-based compensation costs are accrued and recognized using the graded vesting method. Compensation cost for retirement eligible employees or employees that will become retirement eligible during the vesting schedule are recognized on an abridged horizon as retirement eligibility accelerates vesting.

During the years ended December 31, 2018, 2017 and 2016, MGE recorded $1.1 million, $1.0 million, and $3.1 million, respectively, in compensation expense as a result of awards under the plans. In January 2018, cash payments of $1.6 million were distributed relating to awards that were granted under the plans. No forfeitures of units occurred during the years ended December 31, 2018, 2017, and 2016. As of December 31, 2018, $5.2 million of outstanding awards are vested. Of this amount, no cash settlements have occurred as cash payments are only made at the end of the period covered by the awards.

17.

Commitments and Contingencies.

a.

Purchase Contracts - MGE Energy and MGE.

MGE Energy and MGE have entered into various commodity supply, transportation, and storage contracts to meet their obligations to deliver electricity and natural gas to customers. Management expects to recover these costs in future customer rates. As of December 31, 2018, the future minimum commitments related to these purchase contracts were as follows:

(In thousands)	2019	2020	2021	2022	2023	Thereafter
Coal(a)	$25,167	$8,213	$828	$-	$-	$-
Natural gas
Transportation and storage(b)	21,051	20,853	20,853	20,853	20,853	53,361
Supply(c)	15,423	-	-	-	-	-
Purchase power(d)	27,577	28,082	28,675	15,533	5,641	21,751
Other	6,261	3,007	2,980	2,894	2,825	7
	$95,479	$60,155	$53,336	$39,280	$29,319	$75,119

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

Future minimum rental payments as of December 31, 2018, under agreements classified as operating leases with noncancelable terms in excess of one year are as follows:

(In thousands)	2019	2020	2021	2022	2023	Thereafter
Minimum lease payments	$1,646	$1,371	$1,095	$989	$975	$22,707

Rental expense under operating leases totaled $1.6 million, $1.7 million, and $2.0 million for 2018, 2017, and 2016, respectively.

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

EPA's Effluent Limitations Guidelines and Standards for Steam Electric Power Generating Point Source Category

In November 2015, the EPA published its final rule setting Effluent Limitations Guidelines (ELG) for the steam electric power generating industry. The ELG rule establishes federal limits on the amount of metals and other pollutants that can be discharged in wastewater from new and existing steam electric generation plants. The rule will be applied to Wisconsin-based power plants as they renew their WPDES permits, no later than 2023. The operators of the Columbia and Elm Road Units have indicated that equipment upgrades may be necessary to comply with the new discharge standards. Management believes that any compliance costs will be recovered in future rates based on previous treatment of environmental compliance projects.

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

The WCCF, Blount, and Columbia plants are considered existing plants under this rule. The WCCF facility already employs a system that meets the Section 316(b) rule. The Blount plant's WPDES permit assumes that Blount meets best technology available (BTA) for the duration of the permit, which expires in 2023. However, MGE needs to perform an entrainment study by the end of 2021 to determine future BTA, which will be included with the next permit renewal. Section 316(b) applies to river intakes at the Columbia plant. The operator of the Columbia plant is in the process of a WPDES permit renewal. The draft permit directs the Columbia operator to conduct similar studies on their intake structures. The study requirements will not be known until the permit is final. Future BTA requirements at Blount and Columbia will be based on the results of these required intake studies and will be specified in the next permits issued in 2023 or later. MGE expects that the Section 316(b) rule will not have a material effect on its existing plants.

Energy Efficiency and Renewables

The Wisconsin Energy Efficiency and Renewables Act requires that 10% of the state's electricity be generated from renewable sources. MGE is in compliance with the requirement. The costs to comply with the Act and its accompanying regulations are being recovered in rates.

Air Quality

Federal and state air quality regulations impose restrictions on various emissions, including emissions of particulate matter (PM), sulfur dioxide (SO2), nitrogen oxides (NOx), and other pollutants, and require permits for operation of emission sources. These permits have been obtained by MGE and must be renewed periodically. Current EPA initiatives under the Clean Air Act, including the Cross-State Air Pollution Rule (CSAPR), and National Ambient Air Quality Standards (NAAQS), and the Affordable Clean Energy (ACE) rule have the potential to result in additional operating and capital expenditure costs for MGE.

EPA's Greenhouse Gas (GHG) Reduction Guidelines under the Clean Air Act 111(d) Rule

The EPA's Clean Power Plan (CPP) rule became effective in December 2015, setting guidelines for states to use in developing plans to control GHG emissions from existing fossil fuel-fired EGUs and systems. When fully implemented in 2030, the CPP was projected to reduce GHG emissions from this sector by 32% below 2005 levels. States were given up to three years to submit a plan or be subject to a federal plan to meet the reduction goals, and states were expected to meet interim goals starting in 2022 and the final goals in 2030. Implementation of the rule was expected to have a direct impact on coal and natural gas fired generating units, including possible changes in dispatch and additional operating costs. In February 2016, the U.S. Supreme Court stayed implementation of the CPP which remains in effect. In October 2017, the EPA proposed to rescind the CPP.

In August 2018, the EPA proposed the ACE rule which would replace the CPP, if successfully implemented. The ACE proposal directs states to submit plans to the EPA for approval that implement standards of performance (called Best System of Emissions Reductions, or BSER) for individual EGUs over 25 MW. ACE defines BSER as on-site, heat-rate efficiency improvements, whereas the CPP defines BSERs using carbon dioxide emission performance rates. Simple cycle units such as smaller combustion units, and combined cycle units such as the WCCF are exempt from the proposed rule. Under the ACE proposal, if a state fails to prepare a plan, or its plan is not approved by the EPA, a federal implementation plan will be issued for that state. The proposed ACE as it is currently written has the potential to impact Blount, Columbia, and the Elm Road Units.

Given the pending legal proceedings, and the proposed ACE rule, the nature and timing of any final requirements is subject to uncertainty. MGE is unable to determine with any certainty the impact of the CPP and proposed ACE rule on our operations. If an ACE rule is implemented substantially in the form of the CPP rule, it is expected to have a material impact on MGE. MGE will continue to monitor developments with the proposed ACE rule, the CPP rule, and related litigation.

National Ambient Air Quality Standards (NAAQS) and Related Rules

The EPA's NAAQS regulations have been developed to set ambient levels of six pollutants to protect sensitive human populations (primary NAAQS) and the environment (secondary NAAQS) from the negative effects of exposure to these pollutants at higher levels. The Clean Air Act requires that the EPA periodically review, and adjust as necessary, the NAAQS for these six air pollutants. The EPA's NAAQS review can result in a lowering of the allowed ambient levels of a pollutant, a change in how the pollutant is monitored, and/or a change in which sources of that pollutant are regulated. States implement any necessary monitoring and measurement changes and recommend areas for attainment (meets the ambient requirements) or nonattainment (does not meet these standards). The EPA makes the final attainment and nonattainment determinations. States must come up with a state implementation plan (SIP) to get nonattainment areas into attainment and maintain air quality in attainment areas. A company with facilities located in a nonattainment area will be most affected. Their facilities may be subject to additional data submissions and measurement during permitting renewals, their facilities may need to meet new emission limitations set by the SIP (which could result in significant capital expenditures), and the company may have additional expenses and/or difficulties expanding existing facilities or building new facilities. The process from determining acceptable primary and/or secondary NAAQS to executing SIPs can take years. Since the NAAQS regulations have the potential to affect both existing and new facilities in areas, MGE continuously monitors changes to these rules to evaluate whether changes could impact its operations. In addition, the EPA has adopted interstate transport rules, such as the CSAPR, to address contributions to NAAQS nonattainment from upwind sources in neighboring states. In the following paragraphs we discuss specific NAAQS and transport rule developments that may affect MGE.

Ozone NAAQS

In May 2018, the EPA issued a final rule which designated the northeast portion of Milwaukee County as being in nonattainment with Ozone NAAQS. The Elm Road Units are located in Milwaukee County, outside the designated nonattainment area. In August 2018, several environmental groups, the City of Chicago, and the State of Illinois filed federal lawsuits challenging several of the EPA's attainment designation decisions, including the partial Milwaukee County designation as being too narrow and not sufficiently protective. MGE is monitoring the outcome of this lawsuit and how it may affect the Elm Road Units in Milwaukee County. If the entire county where to be considered in nonattainment as a result of this lawsuit, the State of Wisconsin would need to develop an implementation plan that addressed emissions that contribute to Ozone (NOx and Volatile Organic Compound emissions) for the County, which could affect operations and emissions control obligations of the Elm Road units. MGE is monitoring the outcome of this lawsuit and how it may affect the Elm Road Units in Milwaukee County. At this time MGE expects that the 2015 Ozone NAAQS will not have a material effect on its existing plants based on final designations.

EPA's Cross-State Air Pollution Rule: Proposed Ozone Season Update based on 2008 Ozone NAAQS

The EPA's CSAPR is an interstate air pollution transport rule designed to reduce ozone and fine particulate (PM2.5) air levels in areas that the EPA has determined are being significantly impacted by pollution from neighboring and upwind states. This is accomplished in the CSAPR through a reduction in SO2 and NOx from qualifying fossil-fuel fired power plants in upwind or "contributing" states. NOx and SO2 contribute to fine particulate pollution and NOx contributes to ozone formation in downwind areas. Reductions are achieved through a cap and trade system. Individual plants can meet their caps through modifications and/or buying allowances on the market.

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

MGE has met our CSAPR obligations in 2018 and 2017 through a combination of reduced emissions through pollution control (e.g. SCR installation at Columbia), as well as owned, received, and purchased allowances. There remains uncertainty around CSAPR due to legal challenges, however, MGE expects that we will meet ongoing CSAPR obligations for the foreseeable future. MGE will continue to monitor developments and litigations to this rule.

Clean Air Visibility Rule (CAVR)

Columbia is subject to the best available retrofit technology (BART) regulations, a subsection of the EPA's CAVR, which may require pollution control retrofits. Columbia's existing pollution control upgrades, and the EPA's stance that compliance with the CSAPR equals compliance with BART, should mean that Columbia will not need to do additional work to meet BART requirements. At this time, however, the BART regulatory obligations, compliance strategies, and costs remain uncertain in Wisconsin due to the continued legal challenges surrounding CSAPR and CAVR. MGE will continue to monitor developments to this rule.

Solid Waste

EPA's Coal Combustion Residuals Rule

The EPA's Coal Combustion Residuals Rule (CCR), which regulates coal ash from burning coal for purpose of generating electricity as a solid waste, and defines what ash use activities would be considered generally exempt beneficial reuse of coal ash. The CCR rule also regulates existing, modified, and new landfills, ash ponds, and other surface impoundments used for coal combustion residuals by regulating their design, location, monitoring, and operation.

Review of the Elm Road Units has indicated that the costs to comply with this rule are not expected to be significant. Columbia's operator has completed a review of their system and has determined that an onsite ash pond will need to be closed and replaced with a dry ash handling system. The dry ash handling system installation is planned for 2020-2021.

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

Columbia Clean Air Act Litigation

Columbia is a coal-fired generating station operated by WPL in which WPL, WPSC, and MGE have ownership interests. In December 2009, the EPA sent a Notice of Violation (NOV) to the co-owners, including MGE. The NOV alleged that WPL, which is the plant operator, and the Columbia co-owners failed to comply with appropriate pre-construction review and permitting requirements and, as a result, violated the Prevention of Significant Deterioration program requirements, Title V Operating Permit requirements of the CAA, and the Wisconsin SIP. In June 2013, the court approved and entered a consent decree entered by the EPA, Sierra Club, and the co-owners of Columbia. One of the requirements of the consent decree requires installation of an SCR system at Columbia Unit 2 by December 31, 2018. Installation of the SCR was approved by the PSCW, which was placed in service in 2018.

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

In addition, MGE Energy has a three year agreement with a venture debt fund expiring in December 2019. MGE Energy has committed to invest up to a total of $1.5 million into this fund. As of December 31, 2018, MGE Energy has $0.6 million remaining in commitments. The timing of infusions is dependent on the needs of the fund and is therefore uncertain at this time.

MGE has several other commitments related to various projects. Payments for these commitments are expected to be as follows:

(In thousands)	2019	2020	2021	2022	2023	Thereafter
Other commitments	$333	$333	$333	$333	$333	$3,665

99

18.

Asset Retirement Obligations - MGE Energy and MGE.

MGE recorded an obligation for the fair value of its legal liability for asset retirement obligations (AROs) associated with removal of the West Campus Cogeneration Facility and the Elm Road Units, electric substations, combustion turbine generating units, wind generating facilities, and photovoltaic generating facilities, all of which are located on property not owned by MGE Energy and MGE and would need to be removed upon the ultimate end of the associated leases. The significant conditional AROs identified by MGE included the costs of abandoning in place gas services and mains, the abatement and disposal of equipment and buildings contaminated with asbestos and PCBs, and the proper disposal and removal of tanks, batteries, and underground cable. Changes in management's assumptions regarding settlement dates, settlement methods, or assigned probabilities could have a material effect on the liabilities and the associated regulatory asset recorded as of December 31, 2018.

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

The following table summarizes the change in AROs. Amounts include conditional AROs.

(In thousands)	2018	2017
Balance as of January 1,	$26,738	$26,886
Liabilities incurred(a)	1,943	145
Accretion expense	1,415	1,359
Liabilities settled(b)	(175)	(1,789)
Revisions in estimated cash flows	59	137
Balance as of December 31,	$29,980	$26,738

(a)

In 2018, MGE recorded an obligation of $1.6 million for the fair value of its legal liability for AROs associated with Forward Wind. See Footnote 5 for additional information on the purchase of Forward Wind.

(b)

In 2017, MGE removed asbestos at Blount for $1.6 million.

19.

Revenue - MGE Energy and MGE.

Revenues disaggregated by revenue source were as follows:

(In thousands)	Year Ended December 31,
Electric revenues	2018	2017	2016
Residential	$138,566	$136,168	$136,792
Commercial(a)	204,683	216,461	213,101
Industrial	13,878	16,176	17,589
Other-retail/municipal	34,023	38,010	35,559
Total retail	391,150	406,815	403,041
Sales to the market	7,438	4,067	6,135
Other revenues	1,870	2,323	1,483
Adjustments to revenues	424	721	(1,653)
Total electric revenues	400,882	413,926	409,006

Gas revenues
Residential	94,017	88,695	81,014
Commercial/Industrial(a)	59,060	55,151	48,497
Total retail	153,077	143,846	129,511
Gas transportation	4,283	4,561	4,635
Other revenues	407	418	397
Total gas revenues	157,767	148,825	134,543

Nonregulated energy revenues	1,119	348	1,196
Total Operating Revenue(a)	$559,768	$563,099	$544,745

(a)

In 2017 and 2016, MGE had less than $0.1 million of revenues related to CNG vehicle fuel servicing. No revenue was recognized for fuel servicing by MGE Energy in 2017 and 2016.

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

Utility Cost Recovery Mechanisms

MGE's tariff rates include a provision for fuel cost recovery. The PSCW allows Wisconsin utilities to defer electric fuel-related costs, less excess revenues, that fall outside a symmetrical cost tolerance band. Any over/under recovery of the actual costs in a given year is determined in the following year and is then reflected in future billings to electric retail customers. Over-collection of fuel-related costs that are outside the approved range will be recognized as a reduction of revenue. Prior to adoption of the new revenue recognition guidance, effective January 1, 2018, over-collected fuel-related costs were reflected in "Purchased power" expense. Under-collection of these costs will continue to be recognized in "Purchased power" expense in the consolidated statements of income. The cumulative effects of these deferred amounts will be recorded in "Regulatory assets" or "Regulatory liabilities" on the consolidated balance sheets until they are reflected in future billings to customers. See Footnote 8.b. for further information.

MGE received a PSCW order in January 2018 to defer the over-collection of income tax expense collected in customer rates as a result of the Tax Cuts and Jobs Act (the Tax Act) reduction in the income tax rate to 21 percent. See Footnote 12 for further information.

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

20.

Noncontrolling Interest - MGE.

The noncontrolling interest on MGE's consolidated balance sheets as of December 31 was as follows:

(In thousands)	2018	2017
MGE Power Elm Road(a)	$97,519	$97,635
MGE Power West Campus(a)	43,935	43,267
Total Noncontrolling Interest	$141,454	$140,902

The net income attributable to noncontrolling interest, net of tax, for the years ended December 31, 2018, 2017, and 2016 was as follows:

(In thousands)	2018	2017	2016
MGE Power Elm Road(a)	$15,384	$29,274	$14,748
MGE Power West Campus(a)	7,168	13,963	7,200
MGE Transco(b)	-	-	1,410
Net Income Attributable to Noncontrolling Interest, Net of Tax	$22,552	$43,237	$23,358

(a)

MGE Power Elm Road and MGE Power West Campus are not subsidiaries of MGE; however, they have been consolidated in the consolidated financial statements of MGE (see Footnote 3). MGE Power Elm Road and MGE Power West Campus are 100% owned by MGE Power, and MGE Power is 100% owned by MGE Energy. MGE Energy's proportionate share of the equity and net income (through its wholly owned subsidiary MGE Power) of MGE Power Elm Road and MGE Power West Campus is classified within the MGE consolidated financial statements as noncontrolling interest. In 2017, there was a $14.8 million and $6.8 million one-time tax impact as a result of the Tax Act for MGE Power Elm Road and MGE Power West Campus, respectively. The Tax Act reduced the federal tax rate from 35% to 21%. See Footnote 12 for further information.

(b)

As of December 31, 2018, MGE Energy is the owner of MGE Transco. In July 2016, MGE's ownership interest in MGE Transco declined below a majority as a result of continued funding of ATC capital contributions by MGE Energy. As a result of the change in majority ownership in MGE Transco, MGE deconsolidated MGE Energy's proportionate share of the equity in MGE Transco. The change in consolidation was applied prospectively by reducing its investment and noncontrolling interest on MGE's consolidated financial statements. The change had no effect on MGE Energy's consolidated financial statements; however, MGE Energy's proportionate share of the equity and net income of MGE Transco classified as noncontrolling interest was deconsolidated from MGE's financial statements. No gain or loss was recognized in July 2016 due to MGE ceasing to have a controlling financial interest.

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

The transmission investment segment invests in ATC, a company that provides electric transmission services primarily in Wisconsin, and ATC Holdco, a company formed to pursue electric transmission development and investments outside of Wisconsin. These investments are held in MGE Transco and MGEE Transco, respectively. See Footnote 6 for further discussion.

The "All Others" segment includes: corporate, CWDC, MAGAEL, MGE State Energy Services, MGE Services, NGV Fueling Services (dissolved in 2018), and North Mendota. These entities' operations consist of investing in companies and property which relate to the regulated operations, financing the regulated operations, or owning and operating natural gas compression equipment.

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

The following table shows segment information for MGE Energy's and MGE's operations:

(In thousands) MGE Energy	Electric	Gas	Non-Regulated Energy	Transmission Investment	All Others	Consolidation/ Elimination Entries	Consolidated Total
Year Ended December 31, 2018
Operating revenues	$400,882	$157,767	$1,119	$-	$-	$-	$559,768
Interdepartmental revenues	(289)	16,076	39,526	-	-	(55,313)	-
Total operating revenues	400,593	173,843	40,645	-	-	(55,313)	559,768
Depreciation and amortization	(38,925)	(10,060)	(7,427)	-	-	-	(56,412)
Other operating expenses	(297,374)	(145,883)	(144)	(16)	(1,045)	55,313	(389,149)
Operating income (loss)	64,294	17,900	33,074	(16)	(1,045)	-	114,207
Other income (deductions), net	7,294	3,132	-	8,602	(1,973)	-	17,055
Interest (expense) income, net	(12,198)	(3,692)	(5,307)	-	1,588	-	(19,609)
Income (loss) before taxes	59,390	17,340	27,767	8,586	(1,430)	-	111,653
Income tax (provision) benefit	(13,453)	(4,474)	(7,534)	(2,345)	372	-	(27,434)
Net income (loss)	$45,937	$12,866	$20,233	$6,241	$(1,058)	$-	$84,219

Year Ended December 31, 2017
Operating revenues	$413,926	$148,825	$348	$-	$-	$-	$563,099
Interdepartmental revenues	(510)	14,974	44,468	-	-	(58,932)	-
Total operating revenues	413,416	163,799	44,816	-	-	(58,932)	563,099
Depreciation and amortization	(36,660)	(9,000)	(7,417)	-	-	-	(53,077)
Other operating expenses(a)	(308,100)	(135,029)	(190)	(9)	(1,001)	58,932	(385,397)
Operating income (loss)	68,656	19,770	37,209	(9)	(1,001)	-	124,625
Other income (deductions), net(a)	4,539	1,912	-	9,844	(1,896)	-	14,399
Interest (expense) income, net	(11,257)	(3,234)	(5,533)	-	700	-	(19,324)
Income (loss) before taxes	61,938	18,448	31,676	9,835	(2,197)	-	119,700
Income tax (provision) benefit(b)	(20,547)	(7,303)	8,860	(3,954)	850	-	(22,094)
Net income (loss)	$41,391	$11,145	$40,536	$5,881	$(1,347)	$-	$97,606

Year Ended December 31, 2016
Operating revenues	$409,006	$134,543	$1,196	$-	$-	$-	$544,745
Interdepartmental revenues	1,912	21,378	43,930	-	-	(67,220)	-
Total operating revenues	410,918	155,921	45,126	-	-	(67,220)	544,745
Depreciation and amortization	(29,122)	(8,128)	(7,372)	-	(24)	-	(44,646)
Other operating expenses(a)	(313,649)	(128,721)	(155)	(17)	(895)	67,220	(376,217)
Operating income (loss)	68,147	19,072	37,599	(17)	(919)	-	123,882
Other income, net(a)	3,668	1,668	-	8,429	292	-	14,057
Interest (expense) income, net	(11,147)	(3,223)	(5,768)	-	272	-	(19,866)
Income (loss) before taxes	60,668	17,517	31,831	8,412	(355)	-	118,073
Income tax (provision) benefit	(20,115)	(6,894)	(12,775)	(2,836)	107	-	(42,513)
Net income (loss)	$40,553	$10,623	$19,056	$5,576	$(248)	$-	$75,560

(a)

Reflects retrospective application of new accounting pronouncement related to pension and other postretirement benefits. See Footnote 2 for further information.

(b)

In December 2017, there was a $21.7 million one-time tax impact as a result of the Tax Act. See Footnote 12 for further information.

(In thousands) MGE	Electric	Gas	Nonregulated Energy	Transmission Investment(d)	Consolidation/ Elimination Entries	Consolidated Total
Year Ended December 31, 2018
Operating revenues	$400,882	$157,767	$1,119	$-	$-	$559,768
Interdepartmental revenues	(289)	16,076	39,526	-	(55,313)	-
Total operating revenues	400,593	173,843	40,645	-	(55,313)	559,768
Depreciation and amortization	(38,925)	(10,060)	(7,427)	-	-	(56,412)
Other operating (expenses) income(c)	(310,626)	(150,195)	(7,678)	-	55,313	(413,186)
Operating income(c)	51,042	13,588	25,540	-	-	90,170
Other income, net(c)	7,093	2,970	-	-	-	10,063
Interest expense, net	(12,198)	(3,692)	(5,307)	-	-	(21,197)
Net income	45,937	12,866	20,233	-	-	79,036
Less: Net income attributable to
noncontrolling interest, net of tax	-	-	-	-	(22,552)	(22,552)
Net income attributable to MGE	$45,937	$12,866	$20,233	$-	$(22,552)	$56,484

Year Ended December 31, 2017
Operating revenues	$413,929	$148,834	$348	$-	$-	$563,111
Interdepartmental revenues	(513)	14,965	44,468	-	(58,920)	-
Total operating revenues	413,416	163,799	44,816	-	(58,920)	563,111
Depreciation and amortization	(36,660)	(9,000)	(7,417)	-	-	(53,077)
Other operating (expenses) income(a)(b)(c)	(328,093)	(142,175)	8,670	-	58,920	(402,678)
Operating income(c)	48,663	12,624	46,069	-	-	107,356
Other income, net(a)(c)	3,985	1,755	-	-	-	5,740
Interest expense, net	(11,257)	(3,234)	(5,533)	-	-	(20,024)
Net income	41,391	11,145	40,536	-	-	93,072
Less: net income attributable to
noncontrolling interest, net of tax	-	-	-	-	(43,237)	(43,237)
Net income attributable to MGE	$41,391	$11,145	$40,536	$-	$(43,237)	$49,835

Year Ended December 31, 2016
Operating revenues	$409,030	$134,572	$1,196	$-	$-	$544,798
Interdepartmental revenues	1,888	21,349	43,930	-	(67,167)	-
Total operating revenues	410,918	155,921	45,126	-	(67,167)	544,798
Depreciation and amortization	(29,122)	(8,128)	(7,372)	-	-	(44,622)
Other operating expenses(a)(c)	(333,632)	(135,578)	(12,930)	-	67,167	(414,973)
Operating income (loss)(c)	48,164	12,215	24,824	-	-	85,203
Other income (deductions), net(a)(c)	3,536	1,631	-	4,360	-	9,527
Interest expense, net	(11,147)	(3,223)	(5,768)	-	-	(20,138)
Net income	40,553	10,623	19,056	4,360	-	74,592
Less: Net income attributable to
noncontrolling interest, net of tax	-	-	-	-	(23,358)	(23,358)
Net income attributable to MGE	$40,553	$10,623	$19,056	$4,360	$(23,358)	$51,234

(a)

Reflects retrospective application of new accounting pronouncement related to pension and other postretirement benefits. See Footnote 2 for further information.

(b)

In December 2017, there was a $21.7 million one-time tax impact as a result of the Tax Act. See Footnote 12 for further information.

(c)

Amounts are shown net of the related tax expense, consistent with the presentation on the MGE Consolidated Statements of Income.

(d)

As of July 31, 2016, MGE no longer consolidates MGE Energy's proportionate share of equity earnings in MGE Transco. See Footnote 6 for further information.

The following table shows segment information for MGE Energy's and MGE's assets and capital expenditures:

	Utility		Consolidated
(In thousands) MGE Energy	Electric	Gas	Nonregulated Energy	Transmission Investment(e)	All Others	Consolidation/ Elimination Entries	Total
Assets:
December 31, 2018	$1,193,083	$377,005	$265,301	$66,366	$465,661	$(378,798)	$1,988,618
December 31, 2017	1,058,988	354,875	270,384	61,783	485,548	(376,396)	1,855,182
December 31, 2016	1,038,308	329,538	271,277	74,535	465,202	(377,800)	1,801,060
Capital Expenditures:
Year ended Dec. 31, 2018	$176,399	$30,497	$5,301	$-	$-	$-	$212,197
Year ended Dec. 31, 2017	77,353	26,847	3,931	-	-	-	108,131
Year ended Dec. 31, 2016	50,699	29,136	3,824	-	-	-	83,659

	Utility		Consolidated
(In thousands) MGE	Electric	Gas	Nonregulated Energy	Consolidation/ Elimination Entries	Total
Assets:
December 31, 2018	$1,193,083	$377,005	$265,251	$(448)	$1,834,891
December 31, 2017	1,058,988	354,875	270,334	(156)	1,684,041
December 31, 2016	1,038,308	329,538	271,227	(221)	1,638,852
Capital Expenditures:
Year ended Dec. 31, 2018	$176,399	$30,497	$5,301	$-	$212,197
Year ended Dec. 31, 2017	77,353	26,847	3,931	-	108,131
Year ended Dec. 31, 2016	50,699	29,136	3,824	-	83,659

(e)

In December 2017, there was a $20.4 million one-time tax impact as a result of the Tax Act. See Footnote 12 for further information.

105

22.

Quarterly Summary of Operations - MGE Energy (unaudited).

(In thousands, except per share amounts)	Quarters Ended
2018	March 31	June 30	September 30	December 31
Operating revenues:
Electric revenues	$94,867	$99,282	$119,388	$88,464
Gas revenues	62,765	24,980	18,407	51,615
Total Operating Revenues	157,632	124,262	137,795	140,079
Operating expenses	131,444	100,031	97,997	116,089
Operating income	26,188	24,231	39,798	23,990
Interest and other income, net	180	(52)	(695)	(1,987)
Income tax provision	(6,367)	(5,828)	(9,597)	(5,642)
Earnings on common stock	$20,001	$18,351	$29,506	$16,361
Earnings per common share	$0.58	$0.53	$0.85	$0.47
Dividends per share	$0.323	$0.323	$0.338	$0.338

2017
Operating revenues:
Electric revenues	$98,397	$102,382	$120,761	$92,734
Gas revenues	58,426	24,081	18,778	47,540
Total Operating Revenues	156,823	126,463	139,539	140,274
Operating expenses(a)	124,987	100,868	97,542	115,077
Operating income	31,836	25,595	41,997	25,197
Interest and other income, net(a)	(1,369)	(1,316)	216	(2,456)
Income tax provision(b)	(11,167)	(8,736)	(15,584)	13,393
Earnings on common stock	$19,300	$15,543	$26,629	$36,134
Earnings per common share	$0.56	$0.45	$0.77	$1.04
Dividends per share	$0.308	$0.308	$0.323	$0.323

(a)

Reflects retrospective application of new accounting pronouncement related to pension and other postretirement benefits. See Footnote 2 for more information.

(b)

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

None.

Item 9A. Controls and Procedures.

MGE Energy and MGE

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

During the fourth quarter of 2018, each registrant's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to that registrant, including its subsidiaries, is accumulated and made known to that registrant's management, including its principal executive officer and its principal financial officer, by other employees of that registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, the registrants do not control or manage certain of their unconsolidated entities, and thus, their access and ability to apply their procedures to those entities is more limited than is the case for their consolidated subsidiaries.

As of December 31, 2018, the principal executive officer and principal financial officer of each registrant concluded that such registrant's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective to accomplish their objectives. Each registrant intends to strive continually to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

During the quarter ended December 31, 2018, there were no changes in MGE Energy or MGE's internal controls over financial reporting that materially affected, or are reasonably likely to affect materially, MGE Energy or MGE's internal control over financial reporting.

MGE Energy and MGE

Management of MGE Energy and MGE are required to assess and report on the effectiveness of its internal control over financial reporting as of December 31, 2018. As a result of that assessment, management determined that there were no material weaknesses as of December 31, 2018 and, therefore, concluded that MGE Energy and MGE's internal control over financial reporting was effective. Management's Report on Internal Control Over Financial Reporting is included in Item 8. Financial Statements and Supplementary Data.

Item 9B. Other Information.

MGE Energy

None.

PART III.

Item 10. Directors, Executive Officers, and Corporate Governance.

MGE Energy

The information required by Item 10 relating to directors and nominees for election as directors at MGE Energy's annual meeting of shareholders is incorporated herein by reference to the information under the heading "ELECTION OF DIRECTORS" in MGE Energy's definitive proxy statement (2019 Proxy Statement) to be filed with the SEC before April 30, 2019. Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the information under the heading "BENEFICIAL OWNERSHIP - Section 16(a) Beneficial Ownership Reporting Compliance" in the 2019 Proxy Statement.

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

Item 11. Executive Compensation.

See Item 12.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

MGE Energy

The required information is included in the 2019 Proxy Statement, which will be filed with the SEC before April 30, 2019, for Item 11 under the section "EXECUTIVE COMPENSATION," not including "Compensation Committee Report," and "Cumulative Five-Year Total Return Comparison Graph," and for Item 12 under the section "BENEFICIAL OWNERSHIP," which is incorporated herein by reference.

MGE Energy does not have or maintain any compensation plans pursuant to which equity is issued.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

MGE Energy

The information required by Item 13 is incorporated by reference herein from the "BOARD OF DIRECTORS INFORMATION" section in the 2019 Proxy Statement, which will be filed with the SEC before April 30, 2019.

Item 14. Principal Accounting Fees and Services.

MGE Energy

The information required by Item 14 is incorporated herein by reference to the information under the heading "RATIFICATION OF PRICEWATERHOUSECOOPERS LLP AS OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM" in the 2019 Proxy Statement, which will be filed with the SEC before April 30, 2019.

MGE

Independent Registered Public Accounting Firm Fees Disclosure

	2018	2017
Audit fees(a)	$871,231	$829,746
Audit-related fees(b)	371,838	75,000
Tax fees(c)	62,654	47,065
All other fees(d)	332,538	304,028

(a)

Professional services rendered for the audits of the financial statements, review of the interim financial statements, opinion on the effectiveness of our internal control over financial reporting for MGE Energy, and services that generally only the independent auditor can reasonably provide, such as comfort letters, statutory audits, consents, and assistance with and review of documents filed with the SEC.

(b)

Audit-Related Fees for 2018 include professional services rendered in connection with the Enterprise Forward project implementation review that included review of security and internal controls and utility commission-mandated obligations. Enterprise Forward is a strategic project aimed at transforming MGE into a digital integrated utility and includes replacement of enterprise resource planning platform and customer information system applications. Audit-Related Fees for 2017 include professional services rendered in connection with utility commission-mandated obligations.

(c)

Tax Fees for 2018 include Tax Reform services, review of federal and state income tax returns, and tax planning. Tax Fees for 2017 include review of federal and state income tax returns and tax planning.

(d)

Other fees for 2018 and 2017 include Enterprise Forward strategic advisory services.

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

PART IV.

Item 15. Exhibits and Financial Statement Schedules.

(a)

1. Financial Statements.

MGE Energy
Consolidated Statements of Income for the years ended December 31, 2018, 2017, and 2016	54
Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017, and 2016	54
Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017, and 2016	55
Consolidated Balance Sheets as of December 31, 2018 and 2017	56
Consolidated Statements of Common Equity as of December 31, 2018, 2017, and 2016	57
Notes to Consolidated Financial Statements	62

MGE
Consolidated Statements of Income for the years ended December 31, 2018, 2017, and 2016	58
Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017, and 2016	58
Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017, and 2016	59
Consolidated Balance Sheets as of December 31, 2018 and 2017	60
Consolidated Statements of Common Equity as of December 31, 2018, 2017, and 2016	61
Notes to Consolidated Financial Statements	62

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

		Incorporated by Reference
Ex. No.	Exhibit Description	Form	File No.	Exhibit	Date Filed
3.1	Amended and Restated Articles of Incorporation of MGE Energy, Inc.	S-3 Registration Statement	333-197423	4.1	7/15/2014
3.2**	Amended and Restated Bylaws of MGE Energy, Inc.

3.3	Restated Articles of Incorporation of Madison Gas and Electric Company as in effect at October 25, 2012.	8-K	0-1125	3.1	10/25/2012

3.4	Amended Bylaws of Madison Gas and Electric Company as in effect at October 25, 2012	10-K	0-1125	3.3	3/26/2003

4.1	Indenture of Mortgage and Deed of Trust between Madison Gas and Electric Company and U.S. Bank, N.A. (successor to First Wisconsin Trust Company), as Trustee,	Registration Statement	2-6059	7-D	1/1/1946

4.2	Supplemental Indenture dated as of February 1, 1993 to aforementioned Indenture of Mortgage and Deed of Trust.	10-K	0-1125	4F	12/31/1992

4.3	Indenture between Madison Gas and Electric Company and The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One, N.A.), as Trustee	10-K	0-1125	4B	3/29/2000

10.1	Amended and Restated Credit Agreement dated as of February 7, 2019, among MGE Energy, Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	0-49965	10.1	2/13/2019

10.2	Amended and Restated Credit Agreement dated as of February 7, 2019, among Madison Gas and Electric Company, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	0-1125	10.2	2/13/2019

10.3	Amended and Restated Credit Agreement dated as of February 7, 2019, among Madison Gas and Electric Company, the Lenders party thereto and U.S. Bank National Association, as Administrative Agent.	8-K	0-1125	10.3	2/13/2019

		Incorporated by Reference
Ex. No.	Exhibit Description	Form	File No.	Exhibit	Date Filed

10.4	Joint Power Supply Agreement with Wisconsin Power and Light Company and Wisconsin Public Service Corporation.	Registration Statement	2-27308	4.09	2/2/1967

10.5	Joint Power Supply Agreement (Exclusive of Exhibits) with Wisconsin Power and Light Company and Wisconsin Public Service Corporation.	Registration Statement	2-48781	5.04A	7/26/1973

10.6**	Second Amended and Restated Agreement for Construction and Operation of Columbia Generating Plant.

10.7	West Campus Cogeneration Facility Joint Ownership Agreement, dated as of October 13, 2003, among MGE Power West Campus, LLC, The Board of Regents of the University of Wisconsin System, and the State of Wisconsin, as Joint Owners.	10-Q	0-1125	10.19	11/8/2005

10.8	West Campus Cogeneration Facility Operation and Maintenance Agreement, dated as of October 13, 2003, among Madison Gas and Electric Company, as Operator, and the Board of Regents of the University of Wisconsin System, as Joint Owner.	10-Q	0-1125	10.20	11/8/2005

10.9	West Campus Cogeneration Facility Lease Agreement, dated as of March 18, 2004, among MGE Power West Campus, LLC, as Lessor, and Madison Gas and Electric Company, as Lessee.	10-Q	0-1125	10.21	11/8/2005

10.10	West Campus Cogeneration Facility Ground Lease, dated as of July 15, 2002, among MGE Power LLC, as Lessee, and the Board of Regents of the University of Wisconsin System, as Lessor.	10-Q	0-1125	10.22	11/8/2005

10.11	West Campus Cogeneration Facility Amendment of Ground Lease, dated as of March 18, 2004, among MGE Power West Campus, LLC, as Lessee, and the Board of Regents of the University of Wisconsin System, as Lessor.	10-Q	0-1125	10.23	11/8/2005

10.12	West Campus Cogeneration Facility MGE Ground Sublease, dated as of March 18, 2004, among MGE Power West Campus, LLC, as Lessee, and Madison Gas and Electric Company, as Lessor.	10-Q	0-1125	10.24	11/8/2005

10.13	Elm Road Generating Station Common Facilities Operating and Maintenance Agreement, dated as of December 17, 2004, among Madison Gas and Electric Company, Wisconsin Electric Power Company, and Wisconsin Public Power Inc., as Lessee/Owner Parties, and Wisconsin Electric Power Company, as Operating Agent.	10-Q	0-1125	10.7	11/8/2005

10.14	Elm Road Generating Station New Common Facilities Ownership Agreement, dated as of December 17, 2004, among MGE Power Elm Road, LLC, Elm Road Generating Station Supercritical, LLC, and Wisconsin Public Power Inc., as Joint Owners.	10-Q	0-1125	10.8	11/8/2005

10.15	Elm Road Generating Station I Ownership Agreement, dated as of December 17, 2004, among MGE Power Elm Road, LLC, Elm Road Generating Station Supercritical, LLC, and Wisconsin Public Power Inc., as Joint Owners, Elm Road Services, LLC, as Project Manager, and W.E. Power LLC.	10-Q	0-1125	10.9	11/8/2005

10.16	Elm Road Generating Station I Facility Lease Agreement, dated as of November 4, 2005, among MGE Power Elm Road, LLC, as Lessor, and Madison Gas and Electric Company, as Lessee.	10-Q	0-1125	10.10	11/8/2005

10.17	Elm Road Generating Station I Operating and Maintenance Agreement, dated as of December 17, 2004, among Madison Gas and Electric Company, Wisconsin Electric Power Company, and Wisconsin Public Power Inc., as Lessee/ Owners, and Wisconsin Electric Power Company, as Operating Agent.	10-Q	0-1125	10.11	11/8/2005

10.18	Elm Road Generating Station I Easement and Indemnification Agreement, dated as of December 17, 2004, among MGE Power Elm Road, LLC and Wisconsin Public Power Inc., as Grantees, and Wisconsin Electric Power Company, as Grantor.	10-Q	0-1125	10.12	11/8/2005

10.19	Assignment and Assumption Agreement, dated as of November 4, 2005 between MGE Power Elm Road, LLC and Madison Gas and Electric Company relating to Elm Road Generating Station I Easement and Indemnification Agreement, dated as of December 17, 2004, among MGE Power Elm Road, LLC and Wisconsin Public Power Inc., as Grantees, and Wisconsin Electric Power Company, as Grantor.	10-K	0-1125	10.16	3/8/2006

10.20	Elm Road Generating Station II Ownership Agreement, dated as of December 17, 2004, among MGE Power Elm Road, LLC, Elm Road Generating Station Supercritical, LLC, and Wisconsin Public Power Inc., as Joint Owners, Elm Road Services, LLC, as Project Manager, and W.E. Power LLC.	10-Q	0-1125	10.13	11/8/2005

10.21	Elm Road Generating Station II Facility Lease Agreement, dated as of November 4, 2005, among MGE Power Elm Road, LLC, as Lessor, and Madison Gas and Electric Company, as Lessee.	10-Q	0-1125	10.14	11/8/2005

10.22	Elm Road Generating Station II Operating and Maintenance Agreement, dated as of December 17, 2004, among Madison Gas and Electric Company, Wisconsin Electric Power Company, and Wisconsin Public Power Inc., as Lessee/ Owners, and Wisconsin Electric Power Company, as Operating Agent.	10-Q	0-1125	10.15	11/8/2005

10.23	Elm Road Generating Station II Easement and Indemnification Agreement, dated as of December 17, 2004, among MGE Power Elm Road, LLC and Wisconsin Public Power Inc., as Grantees, and Wisconsin Electric Power Company, as Grantor.	10-Q	0-1125	10.16	11/8/2005

10.24	Substation and Transformer Shared Use Agreement and Easement Agreement, dated as of September 29, 2006, among Madison Gas and Electric Company and Northern Iowa Windpower II LLC as Joint Owners.	10-Q	0-1125	10.6	11/7/2006

10.25	Management and Administration Agreement, dated as of October 13, 2006, among Madison Gas and Electric Company as Owner and Midwest Renewable Energy Resources, LLC as Manager.	10-Q	0-1125	10.7	11/7/2006

10.26*	Form of Severance Agreement.	10-K	0-49965	10.37	2/26/2009

		Incorporated by Reference
Ex. No.	Exhibit Description	Form	File No.	Exhibit	Date Filed

10.27*	Form of Amendment to Severance Agreement.	10-Q	0-49965	10.1	5/5/2016

10.28*	Form of Severance Agreement for Officers hired on or after January 1, 2012.	10-Q	0-49965	10.2	5/5/2016

10.29*	Form of Deferred Compensation Agreement.	10-K	0-49965	10.38	2/26/2009

10.30*	Form of Amended and Restated Deferred Compensation Agreement.	10-K	0-49965	10.39	2/26/2009

10.31*	Form of Income Continuation Agreement as revised January 1, 2016.	10-Q	0-49965	10.3	5/5/2016

10.32*	Income Continuation Agreement	-	-	-	-

10.33*	Defined Contribution Supplemental Executive Retirement Plan	10-K	0-49965	10.32	2/24/2017

10.34*	Form of Participation Agreement for the Defined Contribution Supplemental Executive Retirement Plan	10-K	0-49965	10.33	2/24/2017

10.35*	MGE Energy, Inc., 2006 Performance Unit Plan, as amended.	10-Q	0-49965	10.1	5/5/2017

10.36*	Form of Performance Unit Award Agreement.	10-K	0-49965	10.42	2/26/2009

10.37*	Form of Amendment to Performance Unit Award Agreement.	8-K	0-49965	10.1	4/21/2011

10.38*	MGE Energy, Inc., 2013 Director Incentive Plan, as amended.	10-Q	0-49965	10.2	5/5/2017

10.39*	Form of 2013 Director Incentive Plan Award Agreement.	10-K	0-49965	10.38	2/27/2014

21**	Subsidiaries of MGE Energy, Inc.	-	-	-	-

23.1**	Consent of Independent Registered Public Accounting Firm - MGE Energy, Inc.	-	-	-	-

23.2**	Consent of Independent Registered Public Accounting Firm - Madison Gas and Electric Company	-	-	-	-

31.1**	Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 filed by Jeffrey M. Keebler for MGE Energy, Inc.	-	-	-	-

31.2**	Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 filed by Jeffrey C. Newman for MGE Energy, Inc.	-	-	-	-

31.3**	Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 filed by Jeffrey M. Keebler for Madison Gas and Electric Company	-	-	-	-

31.4**	Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 filed by Jeffrey C. Newman for Madison Gas and Electric Company	-	-	-	-

32.1***	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) filed by Jeffrey M. Keebler for MGE Energy, Inc.	-	-	-	-

32.2***	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) filed by Jeffrey C. Newman for MGE Energy, Inc.	-	-	-	-

32.3***	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) filed by Jeffrey M. Keebler for Madison Gas and Electric Company	-	-	-	-

32.4***	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) filed by Jeffrey C. Newman for Madison Gas and Electric Company	-	-	-	-

101.INS**	XBRL Instance	-	-	-	-
101.SCH**	XBRL Taxonomy Extension Schema	-	-	-	-
101.CAL**	XBRL Taxonomy Extension Calculation	-	-	-	-
101.DEF**	XBRL Taxonomy Extension Definition	-	-	-	-
101.LAB**	XBRL Taxonomy Extension Labels	-	-	-	-
101.PRE**	XBRL Taxonomy Extension Presentation	-	-	-	-

*	Indicates a management contract or compensatory plan or arrangement.
**	Filed herewith.
***	Furnished herewith.

Item 16. Form 10-K Summary.

MGE Energy and MGE

None.

Schedule I
Condensed Parent Company Financial Statements

MGE Energy, Inc.
Statements of Comprehensive Income
(Parent Company Only)
(In thousands)

	For the Years Ended December 31,
	2018	2017	2016
Operating Expenses:
Other operations and maintenance	$913	$880	$720
Total Operating Expenses	913	880	720
Operating Loss	(913)	(880)	(720)
Equity in earnings of investments	85,220	99,246	75,581
Other (loss) income, net	(1,966)	(2,165)	435
Interest income, net	1,489	605	176
Income before income taxes	83,830	96,806	75,472
Income tax provision	389	800	88
Net Income	84,219	97,606	75,560
Other Comprehensive Income, Net of Tax:
Unrealized gain (loss) on available-for-sale securities, net of
tax ($-, $(117), and $104)	-	175	(155)
Comprehensive Income	$84,219	$97,781	$75,405

The accompanying notes are an integral part of the above consolidated financial statements.

MGE Energy, Inc.
Statements of Cash Flows
(Parent Company Only)
(In thousands)

	For the Years Ended December 31,
	2018	2017	2016
Net Cash Flows Provided by Operating Activities	$27,211	$70,268	$74,994
Investing Activities:
Contributions to affiliates	(3,200)	(6,522)	(2,789)
Contributions to other investments	(2,626)	(4,534)	(360)
Other	873	843	385
Cash Used for Investing Activities	(4,953)	(10,213)	(2,764)
Financing Activities:
Cash dividends paid on common stock	(45,762)	(43,682)	(41,775)
Other	-	(58)	(11)
Cash Used for Financing Activities	(45,762)	(43,740)	(41,786)
Change in cash, cash equivalents, and restricted cash	(23,504)	16,315	30,444
Cash, cash equivalents, and restricted cash at beginning of period	98,540	82,225	51,781
Cash, cash equivalents, and restricted cash at end of period	$75,036	$98,540	$82,225

The accompanying notes are an integral part of the above consolidated financial statements.

Schedule I
Condensed Parent Company Financial Statements (continued)

MGE Energy, Inc.
Balance Sheets
(Parent Company Only)
(In thousands)

	As of December 31,
ASSETS	2018	2017
Current Assets:
Cash and cash equivalents	$75,036	$98,540
Other current assets	3,646	1,601
Total Current Assets	78,682	100,141
Other deferred assets and other	110	171
Investments:
Investments in affiliates	763,625	702,134
Other investments	7,672	5,640
Total Investments	771,297	707,774
Total Assets	$850,089	$808,086

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable to affiliates	$617	$665
Other current liabilities	2,500	2,047
Total Current Liabilities	3,117	2,712
Other Credits:
Deferred income taxes	27,151	23,480
Accounts payable to affiliates	3,177	3,707
Total Other Credits	30,328	27,187
Shareholders' Equity:
Common shareholders' equity	350,936	350,936
Retained earnings	465,708	426,874
Accumulated other comprehensive income, net of tax	-	377
Total Shareholders' Equity	816,644	778,187
Commitments and contingencies (see Footnote 3)
Total Liabilities and Shareholders' Equity	$850,089	$808,086

The accompanying notes are an integral part of the above consolidated financial statements.

Schedule I

Condensed Parent Company Financial Statements (continued)

Notes to Condensed Financial Statements

(Parent Company Only)

1.

Basis of Presentation.

MGE Energy is a holding company and conducts substantially all of its business operations through its subsidiaries. For Parent Company only presentation, investment in subsidiaries are accounted for using the equity method. These condensed Parent Company financial statements and related notes have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X. These statements should be read in conjunction with the financial statements and the notes in Item 8. Financial Statements and Supplementary Data of the Annual Report on Form 10-K for the year ended December 31, 2018.

2.

Credit Agreements.

As of December 31, 2018, MGE Energy had access to an unsecured, committed credit facility with aggregate bank commitments of $50.0 million. As of December 31, 2018, no borrowings were outstanding under this facility.

See Footnote 11 of the Notes to Consolidated Financial Statements in this Report for further information regarding MGE Energy's credit agreements.

3.

Commitments and Contingencies.

See Footnote 17 of the Notes to Consolidated Financial Statements in this Report for commitments and contingencies.

4.

Dividends from Affiliates.

	Dividends from Affiliates
(In thousands)	2018	2017	2016
MGE(a)	$-	$45,000	$50,000
MGE Power Elm Road	15,500	12,000	13,500
MGE Power West Campus	6,500	6,000	9,500
MGE Transco	4,625	4,669	1,107
MGEE Transco	60	112	-
NGV Fueling Services	50	-	-
Total	$26,735	$67,781	$74,107

(a)

Excludes $15.8 million dividend in kind to MGE Energy from MGE in 2016.

Dividend Restrictions

Dividend payments by MGE to MGE Energy are subject to restrictions arising under a PSCW rate order and, to a lesser degree, MGE's first mortgage bonds. The PSCW order restricts any dividends, above the PSCW authorized amount of $70.8 million, that MGE may pay MGE Energy if its common equity ratio, calculated in the manner used in the rate proceeding, is less than 55%. MGE's thirteen month rolling average common equity ratio as of December 31, 2018, is 56.3% as determined under the calculation used in the rate proceeding. MGE was not restricted from paying cash dividends in 2018. Cash dividends of $45.0 million were paid by MGE to MGE Energy in 2017. MGE paid no dividends to MGE Energy during 2018. The rate proceeding calculation includes as indebtedness imputed amounts for MGE's outstanding purchase power capacity payments and other PSCW adjustments but does not include the indebtedness associated with MGE Power Elm Road or MGE Power West Campus, which are consolidated into MGE's financial statements but are not direct obligations of MGE.

MGE has covenanted with the holders of its first mortgage bonds not to declare or pay any dividend or make any other distribution on or purchase any shares of its common stock unless, after giving effect thereto, the aggregate amount of all such dividends and distributions and all amounts applied to such purchases, after December 31, 1945, shall not exceed the earned surplus (retained earnings) accumulated subsequent to December 31, 1945. As of December 31, 2018, approximately $400.0 million was available for the payment of dividends under this covenant.

See Footnotes 10 and 11 of the Notes to Consolidated Financial Statements in this Report for long-term debt and lines of credit dividend restrictions.

Schedule II
MGE Energy, Inc. and Madison Gas and Electric Company
Valuation and Qualifying Accounts

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Net Accounts Written Off(a)	Balance at End of Period

Fiscal Year 2016:
Accumulated provision for uncollectibles	$3,694,080	1,195,500	19,500	(1,465,784)	$3,443,296

Fiscal Year 2017:
Accumulated provision for uncollectibles	$3,443,296	1,015,970	20,400	(1,304,721)	$3,174,945

Fiscal Year 2018:
Accumulated provision for uncollectibles	$3,174,945	1,065,970	320,400	(1,407,653)	$3,153,662

(a)

Net of recovery of amounts previously written off.

Signatures - MGE Energy, Inc.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

MGE Energy, Inc.
(Registrant)

Date: February 22, 2019	/s/ Jeffrey M. Keebler
Chairman, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 22, 2019.

/s/ Jeffrey M. Keebler	Jeffrey M. Keebler Chairman, President, and Chief Executive Officer and Director (Principal Executive Officer)

/s/ Jeffrey C. Newman	Jeffrey C. Newman Executive Vice President, Chief Financial Officer, Secretary, and Treasurer (Principal Financial Officer and Principal Accounting Officer)
/s/ Marcia M. Anderson	Marcia M. Anderson, Director
/s/ James G. Berbee	James G. Berbee, Director
/s/ Mark D. Bugher	Mark D. Bugher, Director
/s/ Londa J. Dewey	Londa J. Dewey, Director
/s/ F. Curtis Hastings	F. Curtis Hastings, Director
/s/ Regina M. Millner	Regina M. Millner, Director
/s/ James L. Possin	James L. Possin, Director
/s/ Thomas R. Stolper	Thomas R. Stolper, Director
/s/ Gary J. Wolter	Gary J. Wolter, Director

Signatures - Madison Gas and Electric Company

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Madison Gas and Electric Company
(Registrant)

Date: February 22, 2019	/s/ Jeffrey M. Keebler
Chairman, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 22, 2019.

/s/ Jeffrey M. Keebler	Jeffrey M. Keebler Chairman, President, and Chief Executive Officer and Director (Principal Executive Officer)

/s/ Jeffrey C. Newman	Jeffrey C. Newman Executive Vice President, Chief Financial Officer, Secretary, and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ Marcia M. Anderson	Marcia M. Anderson, Director
/s/ James G. Berbee	James G. Berbee, Director
/s/ Mark D. Bugher	Mark D. Bugher, Director
/s/ Londa J. Dewey	Londa J. Dewey, Director
/s/ F. Curtis Hastings	F. Curtis Hastings, Director
/s/ Regina M. Millner	Regina M. Millner, Director
/s/ James L. Possin	James L. Possin, Director
/s/ Thomas R. Stolper	Thomas R. Stolper, Director
/s/ Gary J. Wolter	Gary J. Wolter, Director

