Form 10-Q
period 2019-03-31
MGE ENERGY INC; MADISON GAS & ELECTRIC CO
filed 2019-05-08
CIK 1161728, 61339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended:

March 31, 2019

[  ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from _______________ to _______________.

Commission File No.	Name of Registrant, State of Incorporation, Address of Principal Executive Offices, and Telephone No.	IRS Employer Identification No.
000-49965	MGE Energy, Inc. (a Wisconsin Corporation) 133 South Blair Street Madison, Wisconsin 53788 (608) 252-7000 | mgeenergy.com	39-2040501
000-1125	Madison Gas and Electric Company (a Wisconsin Corporation) 133 South Blair Street Madison, Wisconsin 53788 (608) 252-7000 | mge.com	39-0444025

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days: Yes [X] No [  ]

Indicate by check mark whether the registrants have submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrants were required to submit such files): Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

	Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer	Smaller Reporting Company	Emerging Growth Company
MGE Energy, Inc.	X
Madison Gas and Electric Company			X

If an emerging growth company, indicate by check mark if the registrants have elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act):

MGE Energy, Inc. and Madison Gas and Electric Company: Yes [  ] No [X]

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $1 Par Value Per Share	MGEE	The Nasdaq Stock Market

Number of Shares Outstanding of Each Class of Common Stock as of April 30, 2019
MGE Energy, Inc.	Common stock, $1.00 par value, 34,668,370 shares outstanding.
Madison Gas and Electric Company	Common stock, $1.00 par value, 17,347,894 shares outstanding (all of which are owned beneficially and of record by MGE Energy, Inc.).

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

The factors that could cause actual results to differ materially from the forward-looking statements made by a registrant include: (a) those factors discussed in the registrants' 2018 Annual Report on Form 10-K: Item 1A. Risk Factors, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, as updated by Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations in this report, and Item 8. Financial Statements and Supplementary Data – Note 17, as updated by Part I, Item 1. Financial Statements – Note 9 in this report, and (b) other factors discussed herein and in other filings made by that registrant with the SEC.

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

Definitions, Abbreviations, and Acronyms Used in the Text and Notes of this Report

Abbreviations, acronyms, and definitions used in the text and notes of this report are defined below.

MGE Energy and Subsidiaries:

CWDC	Central Wisconsin Development Corporation
MAGAEL	MAGAEL, LLC
MGE	Madison Gas and Electric Company
MGE Energy	MGE Energy, Inc.
MGE Power	MGE Power, LLC
MGE Power Elm Road	MGE Power Elm Road, LLC
MGE Power West Campus	MGE Power West Campus, LLC
MGE Services	MGE Services, LLC
MGE State Energy Services	MGE State Energy Services, LLC
MGE Transco	MGE Transco Investment, LLC
MGEE Transco	MGEE Transco, LLC

Other Defined Terms:

ACE	Affordable Clean Energy
AFUDC	Allowance for Funds Used During Construction
ARO	Asset Retirement Obligation
ATC	American Transmission Company LLC
ATC Holdco	ATC Holdco, LLC
BART	Best Available Retrofit Technology
Blount	Blount Station
BSER	Best System of Emissions Reductions
CAVR	Clean Air Visibility Rule
CCR	Coal Combustion Residual
codification	Financial Accounting Standards Board Accounting Standards Codification
Columbia	Columbia Energy Center
CPP	Clean Power Plan
CSAPR	Cross-State Air Pollution Rule
Dth	Dekatherms, a quantity measure used in respect of natural gas
EGUs	Electric Generating Units
electric margin	Electric revenues less fuel for electric generation and purchase power costs, a non-GAAP measure
Elm Road Units	Elm Road Generating Station
EPA	United States Environmental Protection Agency
ERP	Enterprise Resource Planning
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Forward Wind	Forward Wind Energy Center
FTR	Financial Transmission Rights
GAAP	Generally Accepted Accounting Principles
gas margin	Gas revenues less cost of gas sold, a non-GAAP measure
GHG	Greenhouse Gas
HCM	Human Capital Management
heating degree days (HDD)	Measure of the extent to which the average daily temperature is below 65 degrees Fahrenheit, which is considered an indicator of possible increased demand for energy to provide heating
IRS	Internal Revenue Service
kWh	Kilowatt-hour, a measure of electric energy produced
MISO	Midcontinent Independent System Operator (a regional transmission organization)
MW	Megawatt, a measure of electric energy generating capacity
MWh	Megawatt-hour, a measure of electric energy produced

NAAQS	National Ambient Air Quality Standards
NOx	Nitrogen Oxides
PGA	Purchased Gas Adjustment clause, a regulatory mechanism used to reconcile natural gas costs recovered in rates to actual costs
PPA	Purchased Power Agreement
PSCW	Public Service Commission of Wisconsin
Riverside	Riverside Energy Center
ROE	Return on Equity
SCR	Selective Catalytic Reduction
SEC	Securities and Exchange Commission
SO2	Sulfur Dioxide
Stock Plan	Direct Stock Purchase and Dividend Reinvestment Plan of MGE Energy
Tax Act	Tax Cuts and Jobs Act
UW	University of Wisconsin at Madison
VIE	Variable Interest Entity
WCCF	West Campus Cogeneration Facility
WEPCO	Wisconsin Electric Power Company, a subsidiary of WEC Energy Group, Inc.
working capital	Current assets less current liabilities
WPL	Wisconsin Power and Light Company, a subsidiary of Alliant Energy Corporation
XBRL	eXtensible Business Reporting Language

Item 1. Financial Statements.

MGE Energy, Inc.
Consolidated Statements of Income (unaudited)
(In thousands, except per-share amounts)

	Three Months Ended March 31,

	2019	2018
Operating Revenues:
Electric revenues	$97,469	$94,867
Gas revenues	70,100	62,765
Total Operating Revenues	167,569	157,632

Operating Expenses:
Fuel for electric generation	13,917	11,900
Purchased power	10,851	17,033
Cost of gas sold	43,253	39,626
Other operations and maintenance	46,934	44,393
Depreciation and amortization	17,139	13,623
Other general taxes	4,963	4,869
Total Operating Expenses	137,057	131,444
Operating Income	30,512	26,188

Other income, net	4,851	4,919
Interest expense, net	(5,647)	(4,739)
Income before income taxes	29,716	26,368
Income tax provision	(5,709)	(6,367)
Net Income	$24,007	$20,001

Earnings Per Share of Common Stock
(basic and diluted)	$0.69	$0.58

Dividends per share of common stock	$0.338	$0.323

Weighted Average Shares Outstanding
(basic and diluted)	34,668	34,668

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2019	2018
Operating Activities:
Net income	$24,007	$20,001
Items not affecting cash:
Depreciation and amortization	17,139	13,623
Deferred income taxes	(1,359)	(1,793)
Provision for doubtful receivables	634	264
Employee benefit plan cost (credit)	474	(561)
Equity earnings in ATC	(2,218)	(2,451)
Other items	32	(152)
Changes in working capital items:
Decrease in current assets	13,665	25,208
Increase (decrease) in current liabilities	3,182	(7,771)
Dividends from ATC	2,012	2,348
Cash contributions to pension and other postretirement plans	(957)	(1,319)
Other noncurrent items, net	(3,416)	(419)
Cash Provided by Operating Activities	53,195	46,978

Investing Activities:
Capital expenditures	(31,933)	(37,631)
Capital contributions to investments	(740)	(1,877)
Other	(206)	(35)
Cash Used for Investing Activities	(32,879)	(39,543)

Financing Activities:
Cash dividends paid on common stock	(11,701)	(11,181)
Repayment of long-term debt	(1,129)	(1,103)
Repayments of short-term debt	(7,000)	(1,000)
Other	(999)	-
Cash Used for Financing Activities	(20,829)	(13,284)

Change in cash, cash equivalents, and restricted cash	(513)	(5,849)
Cash, cash equivalents, and restricted cash at beginning of period	84,929	112,094
Cash, cash equivalents, and restricted cash at end of period	$84,416	$106,245

Supplemental disclosures of cash flow information:
Significant noncash investing activities:
Accrued capital expenditures	$3,428	$4,706

The accompanying notes are an integral part of the unaudited consolidated financial statements.

MGE Energy, Inc.
Consolidated Balance Sheets (unaudited)
(In thousands)
	March 31,	December 31,
ASSETS	2019	2018
Current Assets:
Cash and cash equivalents	$82,402	$83,102
Accounts receivable, less reserves of $2,842 and $2,614, respectively	47,682	43,593
Other accounts receivable, less reserves of $532 and $540, respectively	5,803	6,262
Unbilled revenues	23,849	28,243
Materials and supplies, at average cost	25,525	24,093
Fuel for electric generation, at average cost	4,466	6,599
Stored natural gas, at average cost	2,287	11,303
Prepaid taxes	12,436	16,215
Regulatory assets - current	9,301	9,477
Assets held for sale	-	3,080
Other current assets	7,527	8,593
Total Current Assets	221,278	240,560
Other long-term receivables	2,650	2,709
Regulatory assets	145,202	145,424
Other deferred assets and other	16,272	12,488
Property, Plant, and Equipment:
Property, plant, and equipment, net	1,497,157	1,367,585
Finance lease assets, net	16,976	2,181
Construction work in progress	24,649	139,671
Total Property, Plant, and Equipment	1,538,782	1,509,437
Investments	79,382	78,000
Total Assets	$2,003,566	$1,988,618

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$4,579	$4,553
Short-term debt	6,000	13,000
Accounts payable	40,356	46,158
Accrued interest and taxes	12,189	7,384
Accrued payroll related items	9,628	13,044
Regulatory liabilities - current	21,738	13,826
Derivative liabilities	8,730	8,550
Other current liabilities	9,257	14,113
Total Current Liabilities	112,477	120,628
Other Credits:
Deferred income taxes	231,557	231,952
Investment tax credit - deferred	795	818
Regulatory liabilities	163,161	165,638
Accrued pension and other postretirement benefits	66,116	67,483
Derivative liabilities	22,880	23,980
Finance lease liabilities	17,666	1,771
Other deferred liabilities and other	67,681	66,361
Total Other Credits	569,856	558,003
Capitalization:
Common shareholders' equity	828,950	816,644
Long-term debt	492,283	493,343
Total Capitalization	1,321,233	1,309,987
Commitments and contingencies (see Footnote 9)
Total Liabilities and Capitalization	$2,003,566	$1,988,618

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.
Consolidated Statements of Common Equity (unaudited)
(In thousands, except per-share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income/(Loss)	Total
2018
Beginning balance - December 31, 2017	34,668	$34,668	$316,268	$426,874	$377	$778,187
Cumulative effect of new accounting principle				377	(377)	-
Beginning balance - adjusted				427,251	-	778,187
Net income				20,001		20,001
Common stock dividends declared
($0.323 per share)				(11,181)		(11,181)
Ending balance - March 31, 2018	34,668	$34,668	$316,268	$436,071	$-	$787,007

2019
Beginning balance - December 31, 2018	34,668	$34,668	$316,268	$465,708	$-	$816,644
Net income				24,007		24,007
Common stock dividends declared
($0.338 per share)				(11,701)		(11,701)
Ending balance - March 31, 2019	34,668	$34,668	$316,268	$478,014	$-	$828,950

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company
Consolidated Statements of Income (unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2019	2018
Operating Revenues:
Electric revenues	$97,469	$94,867
Gas revenues	70,100	62,765
Total Operating Revenues	167,569	157,632

Operating Expenses:
Fuel for electric generation	13,917	11,900
Purchased power	10,851	17,033
Cost of gas sold	43,253	39,626
Other operations and maintenance	46,662	44,187
Depreciation and amortization	17,139	13,623
Other general taxes	4,963	4,869
Total Operating Expenses	136,785	131,238
Operating Income	30,784	26,394

Other income, net	2,207	2,497
Interest expense, net	(5,995)	(5,054)
Income before income taxes	26,996	23,837
Income tax provision	(4,926)	(5,581)
Net Income	$22,070	$18,256
Less Net Income Attributable to Noncontrolling Interest, net of tax	(5,490)	(5,806)
Net Income Attributable to MGE	$16,580	$12,450

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2019	2018
Operating Activities:
Net income	$22,070	$18,256
Items not affecting cash:
Depreciation and amortization	17,139	13,623
Deferred income taxes	(2,002)	(2,229)
Provision for doubtful receivables	634	264
Employee benefit plan cost (credit)	474	(561)
Other items	604	(17)
Changes in working capital items:
Decrease in current assets	13,737	24,779
Increase (decrease) in current liabilities	5,532	(5,749)
Cash contributions to pension and other postretirement plans	(957)	(1,319)
Other noncurrent items, net	(3,629)	(468)
Cash Provided by Operating Activities	53,602	46,579

Investing Activities:
Capital expenditures	(31,933)	(37,631)
Other	(228)	(198)
Cash Used for Investing Activities	(32,161)	(37,829)

Financing Activities:
Distributions to parent from noncontrolling interest	(7,500)	(7,500)
Repayment of long-term debt	(1,129)	(1,103)
Repayments of short-term debt	(7,000)	(1,000)
Other	(844)	-
Cash Used for Financing Activities	(16,473)	(9,603)

Change in cash, cash equivalents, and restricted cash	4,968	(853)
Cash, cash equivalents, and restricted cash at beginning of period	6,670	10,093
Cash, cash equivalents, and restricted cash at end of period	$11,638	$9,240

Supplemental disclosures of cash flow information:
Significant noncash investing activities:
Accrued capital expenditures	$3,428	$4,706

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Madison Gas and Electric Company
Consolidated Balance Sheets (unaudited)
(In thousands)
	March 31,	December 31,
ASSETS	2019	2018
Current Assets:
Cash and cash equivalents	$9,624	$4,843
Accounts receivable, less reserves of $2,842 and $2,614, respectively	47,682	43,593
Affiliate receivables	207	621
Other accounts receivable, less reserves of $532 and $540, respectively	5,725	6,111
Unbilled revenues	23,849	28,243
Materials and supplies, at average cost	25,525	24,093
Fuel for electric generation, at average cost	4,466	6,599
Stored natural gas, at average cost	2,287	11,303
Prepaid taxes	12,325	15,790
Regulatory assets - current	9,301	9,477
Assets held for sale	-	3,080
Other current assets	7,486	8,541
Total Current Assets	148,477	162,294
Affiliate receivable long-term	3,177	3,177
Regulatory assets	145,202	145,424
Other deferred assets and other	17,715	14,142
Property, Plant, and Equipment:
Property, plant, and equipment, net	1,497,186	1,367,614
Finance lease assets, net	16,976	2,181
Construction work in progress	24,649	139,671
Total Property, Plant, and Equipment	1,538,811	1,509,466
Investments	415	388
Total Assets	$1,853,797	$1,834,891

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$4,579	$4,553
Short-term debt	6,000	13,000
Accounts payable	40,372	46,165
Accrued interest and taxes	15,169	10,319
Accrued payroll related items	9,628	13,044
Regulatory liabilities - current	21,738	13,826
Derivative liabilities	8,730	8,550
Other current liabilities	9,054	11,614
Total Current Liabilities	115,270	121,071
Other Credits:
Deferred income taxes	203,578	204,616
Investment tax credit - deferred	795	818
Regulatory liabilities	163,161	165,638
Accrued pension and other postretirement benefits	66,116	67,483
Derivative liabilities	22,880	23,980
Finance lease liabilities	17,666	1,771
Other deferred liabilities and other	67,668	66,361
Total Other Credits	541,864	530,667
Capitalization:
Common shareholder's equity	564,936	548,356
Noncontrolling interest	139,444	141,454
Total Equity	704,380	689,810
Long-term debt	492,283	493,343
Total Capitalization	1,196,663	1,183,153
Commitments and contingencies (see Footnote 9)
Total Liabilities and Capitalization	$1,853,797	$1,834,891

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company
Consolidated Statements of Equity (unaudited)
(In thousands)
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling
	Shares	Value	Capital	Earnings	Income/(Loss)	Interest	Total
2018
Beginning balance - Dec. 31, 2017	17,348	$17,348	$192,417	$282,135	$(28)	$140,902	$632,774
Cumulative effect of new accounting principle				(28)	28		-
Beginning balance - adjusted				282,107	-		632,774
Net income				12,450		5,806	18,256
Distributions to parent from
noncontrolling interest						(7,500)	(7,500)
Ending balance - March 31, 2018	17,348	$17,348	$192,417	$294,557	$-	$139,208	$643,530

2019
Beginning balance - Dec. 31, 2018	17,348	$17,348	$192,417	$338,591	$-	$141,454	$689,810
Net income				16,580		5,490	22,070
Distributions to parent from
noncontrolling interest						(7,500)	(7,500)
Ending balance - March 31, 2019	17,348	$17,348	$192,417	$355,171	$-	$139,444	$704,380

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc., and Madison Gas and Electric Company

Notes to Consolidated Financial Statements (unaudited)

March 31, 2019

1.

Summary of Significant Accounting Policies.

a.

Basis of Presentation - MGE Energy and MGE.

This report is a combined report of MGE Energy and MGE. References in this report to "MGE Energy" are to MGE Energy, Inc. and its subsidiaries. References in this report to "MGE" are to Madison Gas and Electric Company.

MGE Power Elm Road and MGE Power West Campus own electric generating assets and lease those assets to MGE. Both entities are variable interest entities under applicable authoritative accounting guidance. MGE is considered the primary beneficiary of these entities as a result of contractual agreements. As a result, MGE has consolidated MGE Power Elm Road and MGE Power West Campus. See Footnote 3 of Notes to Consolidated Financial Statements under Item 8, Financial Statements and Supplementary Data, of MGE Energy's and MGE's 2018 Annual Report on Form 10-K (the 2018 Annual Report on Form 10-K).

The accompanying consolidated financial statements as of March 31, 2019, and for the three months ended, are unaudited but include all adjustments that MGE Energy and MGE management consider necessary for a fair statement of their respective financial statements. All adjustments are of a normal, recurring nature except as otherwise disclosed. The year-end consolidated balance sheet information was derived from the audited balance sheet appearing in the 2018 Annual Report on Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These notes should be read in conjunction with the financial statements and the notes on pages 62 through 106 of the 2018 Annual Report on Form 10-K.

b.

Cash, Cash Equivalents, and Restricted Cash - MGE Energy and MGE.

The following table presents the components of total cash, cash equivalents and restricted cash on the consolidated balance sheets.

	MGE Energy		MGE
	March 31,	December 31,	March 31,	December 31,
(In thousands)	2019	2018	2019	2018
Cash and cash equivalents	$82,402	$83,102	$9,624	$4,843
Restricted cash	444	634	444	634
Receivable - margin account	1,570	1,193	1,570	1,193
Cash, cash equivalents, and restricted cash	$84,416	$84,929	$11,638	$6,670

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

Receivable – Margin Account

Cash balances held by counterparties as margin collateral for certain financial transactions are recorded as receivable – margin account in "Other current assets" on the consolidated balance sheets. The costs being hedged are fuel for electric generation, purchased power, and cost of gas sold.

2.

New Accounting Standards - MGE Energy and MGE.

Recently Adopted

Leases.

In February 2016, the FASB issued authoritative guidance within the codification's Leases topic that provides guidance on the classification, recognition, measurement, and disclosure of leases. The new leasing standard establishes that a lease conveys the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. Under the new guidance, lessees are required to recognize all leases with terms greater than one year, including operating leases, on the balance sheet by recording a right-of-use asset and lease liability. Prior to the authoritative guidance, only capital leases were recognized on the balance sheet by lessees. The new accounting guidance, as applied by lessors, is materially consistent with current GAAP. In January 2018, the FASB issued authoritative guidance which provided an optional practical expedient to grandfather the accounting for existing and expired land easements not accounted for as a lease under the new authoritative guidance. MGE Energy and MGE adopted this practical expedient.

The lease authoritative guidance became effective January 1, 2019. MGE Energy and MGE adopted the standard upon the effective date. In compliance with authorized transition guidance, MGE Energy and MGE began applying the new standard on January 1, 2019, but will continue to present periods prior to that date according to the previous authoritative standard. There was no material impact on the consolidated net income or cash flows. See Footnote 3 for further lease information.

3.

Leases - MGE Energy and MGE.

As part of its regular operations, MGE enters into various contracts related to IT equipment, substations, cell towers, land, wind easements, and other property in use for operations. A contract is or contains a lease if the contract conveys the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. Determination as to whether an arrangement is or contains a lease is completed at inception. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets; lease expense for these leases are recognized on a straight-line basis over the lease term. Leases with initial terms in excess of 12 months are recorded as operating or financing leases on the consolidated balance sheets.

Operating lease assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. For leases that do not provide an implicit rate, a collateralized incremental borrowing rate based on the information available at commencement date, including lease term, is used in determining the present value of future payments. The operating lease asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. Operating lease expense is recognized on a straight-line basis over the lease term. MGE has regulatory treatment and recognizes regulatory assets or liabilities for timing differences between when net lease costs are recorded and when costs are recognized. As of March 31, 2019, MGE has no significant leases not yet commenced that would create significant future rights and obligations.

The following table shows lease expense for three months ended March 31, 2019:

(In thousands)		Income Statement Location
Finance lease expense:
Amortization of leased assets	$432	Depreciation and amortization
Interest on lease liabilities	199	Interest expense, net
Operating lease expense	27	Other operations and maintenance
Total lease expense	$658

The following table shows the lease assets and liabilities on the consolidated balance sheet as of March 31, 2019:

(In thousands)		Balance Sheet Location
Lease assets:
Finance lease assets	$16,976	Finance lease assets
Operating lease assets	121	Other deferred assets and other
Total lease assets	$17,097
Lease liabilities:
Finance lease liabilities - current	$1,049	Other current liabilities
Finance lease liabilities - long-term	17,666	Finance lease liabilities
Operating lease liabilities - current	72	Other current liabilities
Operating lease liabilities - long-term	85	Other deferred liabilities and other
Total lease liabilities	$18,872

The following table shows other financial lease information for the three months ended March 31, 2019:

(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Finance leases - Financing cash flows	$494
Finance leases - Operating cash flows	199
Operating leases - Operating cash flows	34
Lease assets obtained in exchange for lease liabilities:
Finance leases	11,919
Operating leases	-

The following table shows the weighted average remaining lease terms and discount rates as of March 31, 2019:

Weighted-average remaining lease terms (in years):
Finance leases	37
Operating leases	7
Weighted-average discount rates:
Finance leases	4.36%
Operating leases	4.21%

The following table shows maturities of lease liabilities as of March 31, 2019:

(In thousands)	Finance	Operating
2019	$1,193	$58
2020	1,600	69
2021	1,385	2
2022	1,266	2
2023	1,217	2
Thereafter	41,316	52
Subtotal	47,977	185
Less: Present value discount	(29,262)	(28)
Lease liability	$18,715	$157

Future minimum rental payments as of December 31, 2018, under agreements classified as operating leases with noncancelable terms in excess of one year are as follows:

(In thousands)	2019	2020	2021	2022	2023	Thereafter
Minimum lease payments	$1,646	$1,371	$1,095	$989	$975	$22,707

16

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

MGE Transco and MGEE Transco have accounted for their investments in ATC and ATC Holdco, respectively, under the equity method of accounting. Equity earnings from investments are recorded as "Other income" on the consolidated statements of income of MGE Energy. MGE Transco recorded the following:

	Three Months Ended
	March 31,
(In thousands)	2019	2018
Equity earnings from investment in ATC	$2,218	$2,451
Dividends from ATC(a)	2,012	-
Capital contributions to ATC	178	710

(a)

MGE Transco recorded a $2.3 million dividend receivable from ATC as of December 31, 2017. A cash dividend was received in January of the proceeding year.

ATC Holdco was formed in December 2016. In the near term, it is expected that ATC Holdco will be pursuing transmission development opportunities that typically have long development and investment lead times before becoming operational.

In April 2019, MGE Transco made a $1.1 million capital contribution to ATC.

ATC's summarized financial data is as follows:

	Three Months Ended
	March 31,
(In thousands)	2019	2018
Operating revenues	$177,715	$165,429
Operating expenses	(90,387)	(84,893)
Other income, net	260	111
Interest expense, net	(29,118)	(27,762)
Earnings before members' income taxes	$58,470	$52,885

MGE receives transmission and other related services from ATC. During the three months ended March 31, 2019, MGE recorded $7.6 million for transmission services received compared to $7.2 million for the comparable period in 2018. MGE also provides a variety of operational, maintenance, and project management services for ATC, which is reimbursed by ATC. As of March 31, 2019, and December 31, 2018, MGE had a receivable due from ATC of $0.1 million.

17

5.

Taxes - MGE Energy and MGE.

Effective Tax Rate.

The consolidated income tax provision differs from the amount computed by applying the statutory federal income tax rate to income before income taxes, as follows:

	MGE Energy		MGE
Three Months Ended March 31,	2019	2018	2019	2018
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	6.3%	6.4%	6.2%	6.0%
Amortized investment tax credits	(0.1)%	(0.1)%	(0.1)%	(0.1)%
Credit for electricity from wind energy(a)	(5.9)%	(0.5)%	(6.5)%	(0.5)%
AFUDC equity, net	(0.2)%	(0.4)%	(0.2)%	(0.4)%
Amortization of utility excess deferred tax - tax reform(b)	(2.4)%	(1.8)%	(2.6)%	(2.0)%
Other, net, individually insignificant	0.5%	(0.4)%	0.5%	(0.6)%
Effective income tax rate	19.2%	24.2%	18.3%	23.4%

(a)

Saratoga Wind Farm became operational in February 2019.

(b)

Included are impacts of the Tax Cuts and Jobs Act for the regulated utility for excess deferred taxes recognized using a normalization method of accounting. For the three months ended March 31, 2019 and 2018, MGE recognized $0.6 million and $0.5 million, respectively. The amount and timing of the cash impacts will depend on the period over which certain income tax benefits are provided to customers, determined by the PSCW.

6.

Pension and Other Postretirement Plans - MGE Energy and MGE.

MGE maintains qualified and nonqualified pension plans, health care, and life insurance benefits. Additionally, MGE has defined contribution 401(k) benefit plans.

The components of net periodic benefit cost, other than the service cost component, are recorded in "Other income, net" on the consolidated statements of income. The service cost component is recorded in "Other operations and maintenance" on the consolidated statements of income. The service cost component of net periodic benefit cost is eligible for capitalization within the consolidated balance sheets. MGE has regulatory treatment and recognizes regulatory assets or liabilities for timing differences between when net periodic benefit costs are recovered and when costs are recognized.

The following table presents the components of net periodic benefit costs recognized.

	Three Months Ended
	March 31,
(In thousands)	2019	2018
Pension Benefits
Components of net periodic benefit cost:
Service cost	$1,141	$1,457
Interest cost	3,452	3,208
Expected return on assets	(5,547)	(6,568)
Amortization of:
Prior service credit	(28)	(11)
Actuarial loss	1,729	1,298
Net periodic benefit cost (credit)	$747	$(616)
Postretirement Benefits
Components of net periodic benefit cost:
Service cost	$219	$332
Interest cost	577	658
Expected return on assets	(681)	(802)
Amortization of:
Transition obligation	1	1
Prior service credit	(667)	(667)
Actuarial loss	106	128
Net periodic benefit (credit) cost	$(445)	$(350)

18

7.

Equity and Financing Arrangements - MGE Energy.

a.

Common Stock.

MGE Energy sells shares of its common stock through its Stock Plan. Those shares may be newly issued shares or shares that MGE Energy has purchased in the open market for resale to participants in the Stock Plan. All sales under the Stock Plan are covered by a shelf registration statement that MGE Energy filed with the SEC. For both the three months ended March 31, 2019 and 2018, MGE Energy did not issue any new shares of common stock under the Stock Plan.

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

In 2019, 5,175 units were granted under the Director Incentive Plan and are subject to a three-year graded vesting schedule, and 17,022 units were granted under the Performance Unit Plan and are subject to a five-year graded vesting schedule. On the grant date, the cost of the director or employee services received in exchange for a performance unit award is measured based on the current market value of MGE Energy common stock. The fair value of the awards is remeasured quarterly, including as of March 31, 2019, as required by applicable accounting standards. Changes in fair value as well as the original grant are recognized as compensation cost. Since this amount is remeasured throughout the vesting period, the compensation cost is subject to variability.

For nonretirement eligible employees under the Performance Unit Plan, stock-based compensation costs are accrued and recognized using the graded vesting method. Compensation cost for retirement eligible employees or employees that will become retirement eligible during the vesting schedule are recognized on an abridged horizon as retirement eligibility accelerates vesting.

During the three months ended March 31, 2019 and 2018, MGE recorded $1.2 million and $0.2 million, respectively, in compensation expense as a result of awards under the plans. In January 2019, cash payments of $1.5 million were distributed relating to awards that were granted under the plans. No forfeitures of units occurred during the three months ended March 31, 2019 and 2018. As of March 31, 2019, $5.3 million of outstanding awards are vested. Of this amount, no cash settlements have occurred as cash payments are only made at the end of the period covered by the awards.

9.

Commitments and Contingencies.

a.

Environmental - MGE Energy and MGE.

MGE Energy and MGE are subject to frequently changing local, state, and federal regulations concerning air quality, water quality, land use, threatened and endangered species, hazardous materials handling, and solid waste disposal. These regulations affect the manner in which they conduct their operations, the costs of those operations, as well as capital and operating expenditures. Several of these environmental rules are subject to legal challenges, reconsideration and/or other uncertainties. Regulatory initiatives, proposed rules, and court challenges to adopted rules have the potential to have a material effect on capital expenditures and operating costs. Management believes compliance costs will be recovered in future rates based on previous treatment of environmental compliance projects. These initiatives, proposed rules, and court challenges include:

•

The EPA's published water effluent limitations guidelines and standards for steam electric power plants, which focus on the reduction of metals and other pollutants in wastewater from new and existing power plants, such as the coal-burning plants at Columbia and the Elm Road Units. The operators of the Columbia and the Elm Road Units have indicated that equipment upgrades may be necessary to comply with the new discharge standards. Management believes that any compliance costs will be recovered in future rates based on previous treatment of environmental compliance projects.

•

The EPA's cooling water intake rules, which require cooling water intake structures at electric power plants, such as our Blount and Columbia plants, to meet best available technology standards so that mortality from entrainment (drawing aquatic life into a plant's cooling system) and impingement (trapping aquatic life on screens) are reduced. MGE expects that the Section 316(b) rule will not have a material effect on its existing plants.

•

Greenhouse Gas (GHG) reduction guidelines and approval criteria established under the Clean Air Act for states to use in developing plans to control GHG emissions from existing fossil fuel-fired electric generating units (EGUs). In 2015, the EPA finalized the Clean Power Plan (CPP) which directed states to submit plans, to reduce GHG emissions from the electric generation sector. In February 2016, the U.S. Supreme Court stayed implementation of the CPP and the stay remains in effect. In October 2017, the EPA issued a proposed rule to repeal the CPP. In August 2018, the EPA proposed the Affordable Clean Energy (ACE) rule which would replace the CPP, if successfully implemented. The ACE proposal directs states to submit plans to the EPA for approval that implement standards of performance (called Best System of Emissions Reductions, or BSER) for individual EGUs over 25 MW. ACE defines BSER as on-site, heat-rate efficiency improvements, whereas the CPP defines BSERs using carbon dioxide emission performance rates. Simple cycle units such as our smaller combustion units, and combined cycle units such as our WCCF are exempt from the proposed ACE rule. Under the proposed ACE rule, if a state fails to prepare a plan, or its plan is not approved by the EPA a federal implementation plan will be issued for that state. The proposed ACE rule as it is currently written has the potential to impact Blount, Columbia, and the Elm Road Units.

Given the pending legal proceedings, and the proposed ACE rule, the nature and timing of any final requirements is subject to uncertainty. MGE is unable to determine with any certainty the impact of the proposed ACE rule on our operations. If an ACE rule is implemented substantially in the form of the CPP rule, it is expected to have a material impact on MGE. MGE will continue to monitor developments with the proposed ACE rule, and the CPP rule, and related litigation.

•

The EPA's rule to regulate ambient levels of ozone through the 2015 Ozone National Ambient Air Quality Standards (NAAQS). In May 2018, the EPA issued a final rule which designated the northeast portion of Milwaukee County as being in nonattainment with this NAAQS. The Elm Road Units are located in Milwaukee County, outside the designated nonattainment area. In August 2018, several environmental groups, the City of Chicago, and the State of Illinois filed federal lawsuits challenging several of the EPA's attainment designation decisions, including the partial Milwaukee County designation as being too narrow and not sufficiently protective. MGE is monitoring the outcome of this lawsuit and how it may affect our Elm Road Units in Milwaukee County. At this time, MGE expects that the 2015 Ozone NAAQS will not have a material effect on its existing plants based on final designations.

•

Rules regulating nitrogen oxide (NOx) and sulfur dioxide (SO2) emissions, including the Cross State Air Pollution Rule (CSAPR) and Clean Air Visibility Rule (CAVR).

MGE has met our CSAPR obligations in 2018 and 2017 through a combination of reduced emissions through pollution control (e.g. SCR installation at Columbia), as well as owned, received, and purchased allowances. There remains uncertainty around CSAPR due to legal challenges, however, MGE expects that we will meet ongoing CSAPR obligations for the foreseeable future. MGE will continue to monitor developments and litigation to this rule.

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

In July 2018, the EPA published a final rule that included amendments to the CCR (which include the allowance of alternative performance standards for landfills and surface impoundments, revised risk-based groundwater protection standards, and an extension of the deadline by which certain facilities must cease the placement of waste in CCR units). In August 2018, the Court of Appeals for the D.C. Circuit vacated parts of the CCR for not being sufficiently protective of the environment. It is unclear how the EPA will respond to that decision. MGE will continue to monitor potential rule modifications to assess potential impacts on operations.

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

10.

Rate Matters - MGE Energy and MGE.

a.

Rate Proceedings.

In December 2018, the PSCW approved the settlement agreement between MGE and intervening parties in the rate case. The settlement decreases electric rates by 2.24%, or $9.2 million, in 2019. MGE will maintain this rate level for 2020, with the exception that MGE will file a 2020 Fuel Cost Plan in 2019 and MGE's electric rates will be adjusted accordingly. The decrease reflects the ongoing tax impacts of the Tax Act and the addition of lower-cost renewable generation capacity. The settlement agreement increases gas rates by 1.06%, or $1.7 million, in 2019 and 1.46%, or $2.4 million, in 2020. The gas increase covers infrastructure costs. It also reflects the impacts of the Tax Act. The return on common stock equity for 2019 and 2020 is 9.8% based on a capital structure consisting of 56.6% common equity in 2019 and 56.1% common equity in 2020.

MGE did not file a base rate case for 2018.

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

In December 2017, the PSCW approved a surcharge for 2018 electric fuel-related costs. The surcharge increased electric retail revenue in 2018 by $0.5 million, or 0.13%.

As of March 31, 2019, MGE had no 2019 fuel savings deferred. As of December 31, 2018, MGE had deferred $9.5 million of 2018 fuel savings. The 2018 fuel savings will be subject to the PSCW's annual review of fuel costs, expected to be completed in 2019.

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

b.

Notional Amounts.

The gross notional volume of open derivatives is as follows:

	March 31, 2019	December 31, 2018
Commodity derivative contracts	440,440 MWh	386,440 MWh
Commodity derivative contracts	2,871,760 Dth	5,260,000 Dth
FTRs	844 MW	2,252 MW
PPA	1,900 MW	2,050 MW

c.

Financial Statement Presentation.

MGE purchases and sells exchange-traded and over-the-counter options, swaps, and future contracts. These arrangements are primarily entered into to help stabilize the price risk associated with gas or power purchases. These transactions are employed by both MGE's gas and electric segments. Additionally, as a result of the firm transmission agreements that MGE holds on electricity transmission paths in the MISO market, MGE holds financial transmission rights (FTRs). An FTR is a financial instrument that entitles the holder to a stream of revenues or charges based on the differences in hourly day-ahead energy prices between two points on the transmission grid. The fair values of these instruments are offset with a corresponding regulatory asset/liability depending on whether they are in a net loss/gain position. Depending on the nature of the instrument, the gain or loss associated with these transactions will be reflected as cost of gas sold, fuel for electric generation, or purchased power expense in the delivery month applicable to the instrument. As of March 31, 2019, and December 31, 2018, the fair value of exchange traded derivatives and FTRs exceeded their cost basis by $0.6 million and $0.7 million, respectively.

MGE is a party to a purchased power agreement that provides MGE with firm capacity and energy during a base term from June 1, 2012, through May 31, 2022. The agreement also allows MGE an option to extend the contract after the base term. The agreement is accounted for as a derivative contract and is recognized at its fair value on the consolidated balance sheets. However, the derivative qualifies for regulatory deferral and is recognized with a corresponding regulatory asset or liability depending on whether the fair value is in a loss or gain position. The fair value of the contract as of March 31, 2019, and December 31, 2018, reflects a loss position of $31.6 million and $32.5 million, respectively. The actual cost will be recognized in purchased power expense in the month of purchase.

The following table summarizes the fair value of the derivative instruments on the consolidated balance sheets. All derivative instruments in this table are presented on a gross basis and are calculated prior to the netting of instruments with the same counterparty under a master netting agreement as well as the netting of collateral. For financial statement purposes, instruments are netted with the same counterparty under a master netting agreement as well as the netting of collateral. As of March 31, 2019, and December 31, 2018, the receivable margin account balance of $1.6 million and $1.2 million, respectively, is shown net of any collateral posted against derivative positions.

	Derivative	Derivative
(In thousands)	Assets	Liabilities	Balance Sheet Location
March 31, 2019
Commodity derivative contracts	$546	$114	Other current assets
Commodity derivative contracts	129	98	Other deferred charges
FTRs	124	-	Other current assets
PPA	N/A	8,730	Derivative liability (current)
PPA	N/A	22,880	Derivative liability (long-term)

December 31, 2018
Commodity derivative contracts	$727	$270	Other current assets
Commodity derivative contracts	74	72	Other deferred charges
FTRs	241	-	Other current assets
PPA	N/A	8,550	Derivative liability (current)
PPA	N/A	23,980	Derivative liability (long-term)

The following tables show the effect of netting arrangements for recognized derivative assets and liabilities that are subject to a master netting arrangement or similar arrangement on the consolidated balance sheets.

Offsetting of Derivative Assets
(In thousands)	Gross Amounts	Gross Amounts Offset in Balance Sheets	Collateral Posted Against Derivative Positions	Net Amount Presented in Balance Sheets
March 31, 2019
Commodity derivative contracts	$675	$(212)	$-	$463
FTRs	124	-	-	124

December 31, 2018
Commodity derivative contracts	$801	$(342)	$-	$459
FTRs	241	-	-	241

Offsetting of Derivative Liabilities
(In thousands)	Gross Amounts	Gross Amounts Offset in Balance Sheets	Collateral Posted Against Derivative Positions	Net Amount Presented in Balance Sheets
March 31, 2019
Commodity derivative contracts	$212	$(212)	$-	$-
PPA	31,610	-	-	31,610

December 31, 2018
Commodity derivative contracts	$342	$(342)	$-	$-
PPA	32,530	-	-	32,530

The following tables summarize the unrealized and realized gains (losses) related to the derivative instruments on the consolidated balance sheets and the consolidated statements of income.

	2019		2018
(In thousands)	Current and Long-Term Regulatory Asset	Other Current Assets	Current and Long-Term Regulatory Asset	Other Current Assets
Three Months Ended March 31:
Balance at January 1,	$31,830	$377	$41,958	$806
Unrealized (gain) loss	(922)	-	128	-
Realized (loss) gain reclassified to a deferred account	(260)	260	(158)	158
Realized gain (loss) reclassified to income statement	375	(378)	(687)	(645)
Balance at March 31,	$31,023	$259	$41,241	$319

	Realized losses (gains)
	2019		2018
(In thousands)	Fuel for Electric Generation/ Purchased Power	Cost of Gas Sold	Fuel for Electric Generation/ Purchased Power	Cost of Gas Sold
Three Months Ended March 31:
Commodity derivative contracts	$270	$277	$374	$615
FTRs	(135)	-	(175)	-
PPA	(409)	-	518	-

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

The PPA has a provision that may require MGE to post collateral if MGE's debt rating falls below investment grade (i.e., below BBB-). The amount of collateral that it may be required to post varies from $20.0 million to $40.0 million, depending on MGE's nominated capacity amount. As of March 31, 2019, no collateral is required to be, or has been, posted. Certain counterparties extend MGE a credit limit. If MGE exceeds these limits, the counterparties may require collateral to be posted. As of March 31, 2019, and December 31, 2018, no counterparties were in a net liability position.

Nonperformance of counterparties to the non-exchange traded derivatives could expose MGE to credit loss. However, MGE enters into transactions only with companies that meet or exceed strict credit guidelines, and it monitors these counterparties on an ongoing basis to mitigate nonperformance risk in its portfolio. As of March 31, 2019, no counterparties have defaulted.

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

	March 31, 2019		December 31, 2018
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
MGE Energy
Assets:
Cash and cash equivalents	$82,402	$82,402	$83,102	$83,102
Liabilities:
Short-term debt - commercial paper	6,000	6,000	13,000	13,000
Long-term debt(a)	501,303	553,598	502,431	518,811

MGE
Assets:
Cash and cash equivalents	$9,624	$9,624	$4,843	$4,843
Liabilities:
Short-term debt - commercial paper	6,000	6,000	13,000	13,000
Long-term debt(a)	501,303	553,598	502,431	518,811

(a)

Includes long-term debt due within one year. Excludes debt issuance costs and unamortized discount of $4.4 million and $4.5 million as of March 31, 2019, and December 31, 2018, respectively.

b.

Recurring Fair Value Measurements.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis.

	Fair Value as of March 31, 2019
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Derivatives, net	$799	$316	$-	$483
Exchange-traded investments	963	963	-	-
Total Assets	$1,762	$1,279	$-	$483
Liabilities:
Derivatives, net	$31,822	$56	$-	$31,766
Deferred compensation	3,009	-	3,009	-
Total Liabilities	$34,831	$56	$3,009	$31,766

MGE
Assets:
Derivatives, net	$799	$316	$-	$483
Exchange-traded investments	70	70	-	-
Total Assets	$869	$386	$-	$483
Liabilities:
Derivatives, net	$31,822	$56	$-	$31,766
Deferred compensation	3,009	-	3,009	-
Total Liabilities	$34,831	$56	$3,009	$31,766

	Fair Value as of December 31, 2018
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Derivatives, net	$1,042	$296	$-	$746
Exchange-traded investments	848	848	-	-
Total Assets	$1,890	$1,144	$-	$746
Liabilities:
Derivatives, net	$32,872	$124	$-	$32,748
Deferred compensation	3,078	-	3,078	-
Total Liabilities	$35,950	$124	$3,078	$32,748

MGE
Assets:
Derivatives, net	$1,042	$296	$-	$746
Exchange-traded investments	43	43	-	-
Total Assets	$1,085	$339	$-	$746
Liabilities:
Derivatives, net	$32,872	$124	$-	$32,748
Deferred compensation	3,078	-	3,078	-
Total Liabilities	$35,950	$124	$3,078	$32,748

No transfers were made in or out of Level 1 or Level 2 for the three months ended March 31, 2019.

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

The following table presents the significant unobservable inputs used in the pricing model.

	Model Input
Significant Unobservable Inputs	March 31, 2019	December 31, 2018
Basis adjustment:
On peak	92.1%	92.1%
Off peak	92.5%	92.8%
Counterparty fuel mix:
Internal generation	40% - 60%	50% - 75%
Purchased power	60% - 40%	50% - 25%

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

The following table summarizes the changes in Level 3 commodity derivative assets and liabilities measured at fair value on a recurring basis.

	Three Months Ended
	March 31,
(In thousands)	2019	2018
Beginning balance	$(32,002)	$(42,026)
Realized and unrealized gains (losses):
Included in regulatory assets	719	563
Included in other comprehensive income	-	-
Included in earnings	(644)	(542)
Included in current assets	173	(173)
Purchases	5,765	5,834
Sales	-	-
Issuances	-	-
Settlements	(5,294)	(5,119)
Transfers in and/or out of Level 3	-	-
Balance as of March 31,	$(31,283)	$(41,463)
Total gains (losses) included in earnings attributed to the change in unrealized gains (losses) related to assets and liabilities held at March 31(b)	$-	$-

The following table presents total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis (b).

	Three Months Ended
	March 31,
(In thousands)	2019	2018
Purchased power expense	$(556)	$(723)
Cost of gas sold expense	(88)	181
Total	$(644)	$(542)

(b)

MGE's exchange-traded derivative contracts, over-the-counter party transactions, purchased power agreement, and FTRs are subject to regulatory deferral. These derivatives are therefore marked to fair value and are offset in the financial statements with a corresponding regulatory asset or liability.

13.

Asset Retirement Obligation - MGE Energy and MGE.

A liability for the fair value of an asset retirement obligation (ARO) is recognized in the period in which it is incurred if it can be reasonably estimated. The offsetting associated asset retirement costs are capitalized as a long-lived asset and depreciated over the asset's useful life. As of March 31, 2019, MGE recorded an obligation of $1.5 million for the fair value of its legal liability for an ARO associated with the Saratoga Wind Farm. MGE has regulatory treatment and recognizes regulatory assets or liabilities for the timing differences between when we recover legal AROs in rates and when those costs would actually be recognized.

14.

Revenue - MGE Energy and MGE.

Revenues disaggregated by revenue source were as follows:

	Three Months Ended
(In thousands)	March 31,
Electric revenues	2019	2018
Residential	$34,581	$33,259
Commercial	49,253	47,452
Industrial	2,931	2,895
Other-retail/municipal	8,239	8,287
Total retail	95,004	91,893
Sales to the market	1,961	2,034
Other revenues	451	464
Total electric revenues	97,416	94,391

Gas revenues
Residential	40,317	36,551
Commercial/Industrial	28,125	24,952
Total retail	68,442	61,503
Gas transportation	1,536	1,135
Other revenues	122	127
Total gas revenues	70,100	62,765

Nonregulated energy revenues	53	476
Total Operating Revenue	$167,569	$157,632

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

Utility Cost Recovery Mechanisms

MGE's tariff rates include a provision for fuel cost recovery. The PSCW allows Wisconsin utilities to defer electric fuel-related costs, less excess revenues, that fall outside a symmetrical cost tolerance band. Any over/under recovery of the actual costs in a given year is determined in the following year and is then reflected in future billings to electric retail customers. Over-collection of fuel-related costs that are outside the approved range will be recognized as a reduction of revenue. Under-collection of these costs will be recognized in "Purchased power" expense in the consolidated statements of income. The cumulative effects of these deferred amounts will be recorded in "Regulatory assets" or "Regulatory liabilities" on the consolidated balance sheets until they are reflected in future billings to customers. See Footnote 10.b. for further information.

MGE received a PSCW order in January 2018 to defer the over-collection of income tax expense collected in customer rates during 2018 as a result of the Tax Cuts and Jobs Act (the Tax Act) reduction in the income tax rate to 21 percent.

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

15.

Segment Information - MGE Energy and MGE.

MGE Energy operates in the following business segments: electric utility, gas utility, nonregulated energy, transmission investment, and all other. See the 2018 Annual Report on Form 10-K for additional discussion of each of these segments.

The following tables show segment information for MGE Energy's operations for the indicated periods:

(In thousands) MGE Energy	Electric	Gas	Nonregulated Energy	Transmission Investment	All Others	Consolidation/ Elimination Entries	Consolidated Total
Three Months Ended March 31, 2019
Operating revenues	$97,416	$70,100	$53	$-	$-	$-	$167,569
Interdepartmental revenues	199	4,962	9,973	-	-	(15,134)	-
Total operating revenues	97,615	75,062	10,026	-	-	(15,134)	167,569
Depreciation and amortization	(12,509)	(2,760)	(1,870)	-	-	-	(17,139)
Other operating expenses	(73,294)	(61,438)	(48)	-	(272)	15,134	(119,918)
Operating income (loss)	11,812	10,864	8,108	-	(272)	-	30,512
Other income, net	1,653	554	-	2,168	476	-	4,851
Interest (expense) income, net	(3,665)	(1,040)	(1,290)	-	348	-	(5,647)
Income before taxes	9,800	10,378	6,818	2,168	552	-	29,716
Income tax provision	(451)	(2,618)	(1,857)	(591)	(192)	-	(5,709)
Net income	$9,349	$7,760	$4,961	$1,577	$360	$-	$24,007

Three Months Ended March 31, 2018
Operating revenues	$94,391	$62,765	$476	$-	$-	$-	$157,632
Interdepartmental revenues	31	4,347	9,820	-	-	(14,198)	-
Total operating revenues	94,422	67,112	10,296	-	-	(14,198)	157,632
Depreciation and amortization	(9,378)	(2,395)	(1,850)	-	-	-	(13,623)
Other operating expenses	(76,575)	(55,195)	(43)	(3)	(203)	14,198	(117,821)
Operating income (loss)	8,469	9,522	8,403	(3)	(203)	-	26,188
Other income, net	1,730	766	-	2,372	51	-	4,919
Interest (expense) income, net	(2,867)	(839)	(1,348)	-	315	-	(4,739)
Income before taxes	7,332	9,449	7,055	2,369	163	-	26,368
Income tax provision	(1,200)	(2,458)	(1,922)	(648)	(139)	-	(6,367)
Net income	$6,132	$6,991	$5,133	$1,721	$24	$-	$20,001

The following tables show segment information for MGE's operations for the indicated periods:

(In thousands) MGE	Electric	Gas	Nonregulated Energy	Consolidation/ Elimination Entries	Consolidated Total
Three Months Ended March 31, 2019
Operating revenues	$97,416	$70,100	$53	$-	$167,569
Interdepartmental revenues	199	4,962	9,973	(15,134)	-
Total operating revenues	97,615	75,062	10,026	(15,134)	167,569
Depreciation and amortization	(12,509)	(2,760)	(1,870)	-	(17,139)
Other operating expenses	(73,294)	(61,438)	(48)	15,134	(119,646)
Operating income	11,812	10,864	8,108	-	30,784
Other income, net	1,653	554	-	-	2,207
Interest expense, net	(3,665)	(1,040)	(1,290)	-	(5,995)
Income before taxes	9,800	10,378	6,818	-	26,996
Income tax provision	(451)	(2,618)	(1,857)	-	(4,926)
Net income	9,349	7,760	4,961	-	22,070
Less: Net income attributable to
noncontrolling interest, net of tax	-	-	-	(5,490)	(5,490)
Net income attributable to MGE	$9,349	$7,760	$4,961	$(5,490)	$16,580

Three Months Ended March 31, 2018
Operating revenues	$94,391	$62,765	$476	$-	$157,632
Interdepartmental revenues	31	4,347	9,820	(14,198)	-
Total operating revenues	94,422	67,112	10,296	(14,198)	157,632
Depreciation and amortization	(9,378)	(2,395)	(1,850)	-	(13,623)
Other operating expenses	(76,575)	(55,195)	(43)	14,198	(117,615)
Operating income	8,469	9,522	8,403	-	26,394
Other income, net	1,731	766	-	-	2,497
Interest expense, net	(2,867)	(839)	(1,348)	-	(5,054)
Income before taxes	7,333	9,449	7,055	-	23,837
Income tax provision	(1,201)	(2,458)	(1,922)	-	(5,581)
Net income	6,132	6,991	5,133	-	18,256
Less: Net income attributable to
noncontrolling interest, net of tax	-	-	-	(5,806)	(5,806)
Net income attributable to MGE	$6,132	$6,991	$5,133	$(5,806)	$12,450

The following table shows segment information for assets and capital expenditures:

	Utility		Consolidated
(In thousands) MGE Energy	Electric	Gas	Nonregulated Energy	Transmission Investment	All Others	Consolidation/ Elimination Entries	Total
Assets:
March 31, 2019	$1,223,815	$368,043	$262,979	$66,720	$461,159	$(379,150)	$2,003,566
December 31, 2018	1,193,083	377,005	265,301	66,366	465,661	(378,798)	1,988,618
Capital Expenditures:
Three months ended March 31, 2019	$24,095	$7,145	$693	$-	$-	$-	$31,933
Year ended Dec. 31, 2018	176,399	30,497	5,301	-	-	-	212,197

	Utility		Consolidated
(In thousands) MGE	Electric	Gas	Nonregulated Energy	Elimination Entries	Total
Assets:
March 31, 2019	$1,223,815	$368,043	$262,929	$(990)	$1,853,797
December 31, 2018	1,193,083	377,005	265,251	(448)	1,834,891
Capital Expenditures:
Three months ended March 31, 2019	$24,095	$7,145	$693	$-	$31,933
Year ended Dec. 31, 2018	176,399	30,497	5,301	-	212,197

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

•

Credit market conditions, including interest rates and our debt credit rating,

•

Environmental laws and regulations, including adopted and pending environmental rule changes, and

•

Other factors listed in "Item 1A. Risk Factors" in our 2018 Annual Report on Form 10-K.

For the three months ended March 31, 2019, MGE Energy's earnings were $24.0 million or $0.69 per share compared to $20.0 million or $0.58 per share for the same period in the prior year. MGE's earnings for the three months ended March 31, 2019, were $16.6 million compared to $12.5 million for the same period in the prior year.

MGE Energy's net income was derived from our business segments as follows:

	Three Months Ended
(In millions)	March 31,
Business Segment:	2019	2018
Electric Utility	$9.3	$6.1
Gas Utility	7.8	7.0
Nonregulated Energy	5.0	5.1
Transmission Investments	1.6	1.7
All Other	0.3	0.1
Net Income	$24.0	$20.0

Our net income during the three months ended March 31, 2019, compared to the same period in the prior year primarily reflects the effects of the following factors:

Electric Utility

Earnings from investments increased in 2019 as a result of the completion of the Saratoga Wind Farm.

Gas Utility

For the three months ended March 31, 2019, gas operating income increased primarily related to an increase in gas retail sales reflecting higher customer demand resulting from colder weather experienced during the quarter compared to the same period in the prior year and an increase in retail customers. Heating degree days (a measure for determining the impact of weather during the heating season) increased by 7.3% compared to the prior year.

During the first three months of 2019, the following events occurred:

2019/2020 Rate Settlement: In December 2018, the PSCW approved the settlement agreement between MGE and intervening parties in the rate case. The settlement decreases electric rates by 2.24% or $9.2 million in 2019. MGE will maintain this rate level for 2020, with the exception that MGE will file a 2020 Fuel Cost Plan in 2019 and MGE's electric rates will be adjusted accordingly. The decrease reflects the ongoing tax impacts of the Tax Act and the addition of lower-cost renewable generation capacity. The settlement agreement increases gas rates by 1.06% or $1.7 million in 2019 and 1.46% or $2.4 million in 2020. The increase covers infrastructure costs. It also reflects the impacts of the Tax Act.

Pension and Other Postretirement Benefit Costs: Costs for pension and other postretirement benefits are affected by actual investment returns on the assets held for those benefits and by the discount rate, which is sensitive to interest rates, used to calculate those benefits. Volatility in interest rates and investment returns could affect the value of the pension and postretirement benefit obligations. These changes may affect benefit costs in future years. As a result of lower investment returns in the fourth quarter of 2018, pension and postretirement benefit costs increased in 2019. In December 2018, MGE filed a deferral request with the PSCW to defer the difference between estimated pension and other postretirement costs included in the 2019 and 2020 rate settlement and actual expense incurred. MGE expects actual expense will be approximately $5.9 million higher in 2019 than estimated costs included in the rate settlement. The pension and other postretirement costs for 2020 are currently unknown. MGE has not deferred any cost and will wait until a decision has been reached by the PSCW, which is expected in 2019.

Saratoga Wind Farm: In December 2017, the PSCW authorized construction of a 66 MW wind farm, consisting of 33 turbines, located near Saratoga, Iowa. Construction of the project was completed in February 2019 for approximately $112 million. MGE received specific approval to recover 100% AFUDC on the project. After tax, MGE has recognized $0.8 million in AFUDC equity related to this project for the three months ended March 31, 2019.

Columbia: MGE and WPL have negotiated an amendment to the existing Columbia joint operating agreement, effective January 1, 2017, under which MGE has reduced its obligation to pay certain capital expenditures (other than SCR-related expenditures) at Columbia in exchange for a proportional reduction in MGE's ownership in Columbia. On January 1 of each year from 2017 through 2019 and then on June 1, 2020, the ownership percentage is adjusted through a partial sale based on the amount of capital expenditures foregone. As of December 31, 2018, MGE classified $3.1 million of Columbia assets as held-for-sale on the consolidated balance sheets. In January 2019, MGE reduced its ownership interest in Columbia from 19.4% to 19.1% as a result of the partial sale of plant assets to WPL.

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

ATC Return on Equity: Several parties have filed complaints with the FERC seeking to reduce the ROE used by MISO transmission owners, including ATC. Any change to ATC's ROE could result in lower equity earnings and distributions from ATC in the future. We derived approximately 6.4% and 8.9% of our net income for the three months ended March 31, 2019 and 2018, respectively, from our investment in ATC. See "Other Matters" below for additional information concerning ATC.

Environmental Initiatives: There are proposed legislative rules and initiatives involving matters related to air emissions, water effluent, hazardous materials, and greenhouse gases, all of which affect generation plant capital expenditures and operating costs as well as future operational planning. At present, it is unclear how the changes in the Presidential and EPA administrations may affect existing, pending or new legislative or rulemaking proposals or regulatory initiatives. Such legislation and rulemaking could significantly affect the costs of owning and operating fossil-fueled generating plants, such as Columbia and the Elm Road Units, from which we derive approximately 43% of our electric generating capacity as of March 31, 2019. We would expect to seek and receive recovery of any such costs in rates; however, it is difficult to estimate the amount of such costs due to the uncertainty as to the timing and form of the legislation and rules, and the scope and time of the recovery of costs in rates, which may lag the incurrence of those costs.

EPA's Clean Power Plan: In October 2015, the EPA finalized its Clean Power Plan (CPP) rule with an effective date of December 2015, setting guidelines and approval criteria for states to use in developing plans to control GHG emissions from existing fossil fuel-fired electric generating units and systems. Implementation of the rule is currently stayed by order to the U.S. Supreme Court, however, if implemented, the CPP would have a direct impact on existing coal and natural gas fired generating units, including possible changes in dispatch and additional operating costs. The rule is the subject of pending legal challenges. In August 2018, the EPA proposed the Affordable Clean Energy (ACE) rule which would replace the CPP, if successfully implemented. The proposed ACE rule as it is currently written has the potential to impact Blount, Columbia, and the Elm Road Units. Given the pending CPP legal proceedings and the proposed ACE rule, the nature and timing of any final requirements to control GHG emissions from existing fossil fuel-fired EGUs is subject to uncertainty. MGE is unable to determine with any certainty the impact of the CPP and proposed ACE rule on our operations. If an ACE rule is implemented substantially in the form of the CPP rule, it is expected to have a material impact on MGE. MGE will continue to monitor developments with the proposed ACE rule, the CPP rule, and related litigation.

Columbia: MGE will reduce further its obligation to pay certain capital expenditures (other than SCR-related expenditures) at Columbia in exchange for a proportional reduction in MGE's ownership in Columbia. By June 2020, MGE's ownership in Columbia is forecasted to be approximately 19%, a decrease of 3% from the 22% ownership interest held by MGE on January 1, 2016.

Future Generation - Riverside: In 2016, MGE entered into an agreement with WPL under which MGE may acquire up to 50 MW of capacity in a gas-fired generating plant to be constructed by WPL at its Riverside Energy Center in Beloit, Wisconsin, during the five-year period following the in-service date of the plant. The plant is expected to be completed by early 2020. MGE has not yet determined whether it will exercise its option in the Riverside plant. A determination will be made based on a variety of factors in future years.

Future Generation - Utility Solar: In April 2019, the PSCW approved the joint application of MGE and Wisconsin Public Service Corporation to acquire 300 MW of solar generating capacity from two large solar projects in Wisconsin. MGE's combined ownership share of the two projects is expected to be 100 MW. Construction of the projects is expected to begin in 2019 and expected to be online by the end of 2020. MGE's share of the total cost is expected to be approximately $130 million.

The following discussion is based on the business segments as discussed in Footnote 15 of the Notes to Consolidated Financial Statements in this Report.

Results of Operations

Results of operations include financial information prepared in accordance with GAAP and electric and gas margins, both which are non-GAAP measures. Electric margin (electric revenues less fuel for electric generation and purchase power costs) and gas margin (gas revenues less cost of gas sold) are non-GAAP measures because they exclude nonregulated operating revenues used in the calculation of the most comparable GAAP measure, operating income; other operations and maintenance expense, depreciation and amortization expense, and other general taxes expense. Thus, electric and gas margin are not measures determined in accordance with GAAP.

Management believes that electric and gas margins provide a meaningful basis for evaluating and managing utility operations since fuel for electric generation, purchase power costs, and cost of gas sold are passed through without mark-up to customers in current rates. As a result, management uses electric and gas margins internally when assessing the operating performance of our segments. The presentation of utility electric and gas margins herein is intended to provide supplemental information for investors regarding operating performance. These electric and gas margins may not be comparable to how other entities calculate utility electric and gas margin or similar measures. Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of operating performance.

Three Months Ended March 31, 2019 and 2018

The following table provides a calculation of electric and gas margins (non-GAAP), along with a reconciliation to the most comparable GAAP measure, operating income:

	Three Months Ended March 31,
(In millions)	2019	2018	$ Change
Electric revenues	$97.4	$94.4	$3.0
Fuel for electric generation	(13.9)	(11.9)	(2.0)
Purchased power	(10.9)	(17.0)	6.1
Total Electric Margins	72.6	65.5	7.1

Gas revenues	70.1	62.8	7.3
Cost of gas sold	(43.3)	(39.7)	(3.6)
Total Gas Margins	26.8	23.1	3.7

Other operating revenues	0.1	0.5	(0.4)
Other operations and maintenance	(46.9)	(44.4)	(2.5)
Depreciation and amortization	(17.1)	(13.6)	(3.5)
Other general taxes	(5.0)	(4.9)	(0.1)
Operating Income	$30.5	$26.2	$4.3

Operating income for the three months ended March 31, 2019, compared to the same period in the prior year primarily reflects the effects of the following factors:

•

A $3.0 million increase in electric revenue driven by an increase in residential and commercial sales.

•

A $6.1 million decrease in purchased power costs driven by the purchase of the Forward Wind Energy Center in April 2018 which replaced an existing purchased power agreement. In addition, increased internal generation replaced the need for purchased power.

•

A $7.3 million increase in gas revenues reflecting higher customer demand resulting from colder weather experienced during the quarter and an increase in retail customers.

•

A $3.6 million increase in cost of gas sold driven by increased gas sales.

•

A $2.5 million increase in other operations and maintenance. See consolidated operations and maintenance expenses section below.

•

A $3.5 million increase in depreciation and amortization expense driven by accelerated depreciation expense for specified electric assets as discussed in the consolidated depreciation expense section below.

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the periods indicated:

	Revenues			Sales (kWh)
(In thousands)	Three Months Ended March 31,			Three Months Ended March 31,
	2019	2018	% Change	2019	2018	% Change
Residential	$34,581	$33,259	4.0%	212,679	207,151	2.7%
Commercial	49,253	47,452	3.8%	445,103	440,891	1.0%
Industrial	2,931	2,895	1.2%	41,109	42,867	(4.1)%
Other-retail/municipal	8,239	8,287	(0.6)%	80,736	89,245	(9.5)%
Total retail	95,004	91,893	3.4%	779,627	780,154	(0.1)%
Sales to the market	1,961	2,034	(3.6)%	51,524	32,559	58.2%
Other revenues	451	464	(2.8)%	-	-	- %
Total	$97,416	$94,391	3.2%	831,151	812,713	2.3%

Electric margin, a non-GAAP measure, increased $7.1 million for the three months ended March 31, 2019, compared to the same period in 2018, due to the following:

(In millions)
Revenue subject to refund, net	$4.8
Decreased fuel costs	4.1
Increase in volume	0.7
Other	0.1
Rate changes	(2.6)
Total	$7.1

•

Revenue subject to refund. For cost recovery mechanisms, any over-collection of the difference between actual costs incurred and the amount of costs collected from customers is recorded as a reduction of revenue in the period incurred.

o

Tax Act. MGE received a PSCW order in January 2018 to defer the over-collection of income tax expense collected in customer rates as a result of the Tax Act reduction in federal income tax rate to 21 percent. During the three months ended March 31, 2018, MGE recorded a $2.5 million reduction in retail electric revenues and recorded a corresponding regulatory liability.

o

Fuel-related costs. MGE's fuel-related costs subject to refund in 2018 was $1.5 million. There were no fuel-related costs subject to refund in 2019. Under fuel rules, MGE is required to defer electric fuel-related costs that fall outside a 2% cost tolerance band around the amount used in the most recent rate proceeding.

o

Transmission. MGE's transmission costs subject to refund decreased revenue $0.8 million in 2019, partially offset by a decrease of $0.4 million in 2018.

o

Operating Costs. MGE recognized revenue for electric plant operating costs subject to refund from previous years of $0.3 million in 2019. In 2018, MGE recorded a $0.9 million reduction in retail electric revenues primarily related to lower leased generation costs due to the reduction in tax rate.

•

Fuel costs. Fuel costs decreased during the three months ended March 31, 2019, primarily as a result of a reduction in purchased power. The purchase of the Forward Wind Energy Center in April 2018 replaced an existing purchase power agreement that was previously recorded as purchased power expense in fuel costs. The commercial operation of the Saratoga Wind Farm in February 2019 further decreased the need for purchased power contributing to the reduction in fuel costs in the current quarter.

•

Volume. During the three months ended March 31, 2019, there was a 2.7% increase in residential electric sales volumes compared to the same period in the prior year driven by increased customer demand.

•

Rate changes. Rates charged to retail customers during the three months ended March 31, 2019, were 2.8% or $2.6 million lower than those charged during the same period in the prior year.

In December 2018, the PSCW authorized MGE to decrease 2019 rates for electric retail customers by 2.24%.

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class for each of the periods indicated:

	Revenues			Therms Delivered
(In thousands, except HDD and average rate per therm of retail customer)	Three Months Ended March 31,			Three Months Ended March 31,
	2019	2018	% Change	2019	2018	% Change
Residential	$40,317	$36,551	10.3%	54,259	49,712	9.1%
Commercial/Industrial	28,125	24,952	12.7%	46,337	42,307	9.5%
Total retail	68,442	61,503	11.3%	100,596	92,019	9.3%
Gas transportation	1,536	1,135	35.3%	22,471	21,941	2.4%
Other revenues	122	127	(3.9)%	-	-	- %
Total	$70,100	$62,765	11.7%	123,067	113,960	8.0%

Heating degree days (normal 3,508)				3,847	3,586	7.3%
Average rate per therm of
retail customer	$0.680	$0.668	1.8%

Gas margin, a non-GAAP measure, increased $3.7 million for the three months ended March 31, 2019, compared to the same period in 2018, due to the following:

(In millions)
Increase in volume	$1.6
Revenue subject to refund, net	1.4
Rate Changes	0.6
Other	0.1
Total	$3.7

•

Volume. For the three months ended March 31, 2019, retail gas deliveries increased 9.3% compared to the same period in the prior year primarily related to customer growth and more favorable weather conditions in the quarter.

36

•

Revenue subject to refund - Tax Act. MGE received a PSCW order in January 2018 to defer the over-collection of income tax expense collected in customer rates as a result of the Tax Act reduction in federal income tax rate to 21 percent. Any over-collection of the difference between actual costs incurred and the amount of costs collected from customers is recorded as a reduction of revenue in the period incurred. For the three months ended March 31, 2018, MGE recorded a $1.4 million reduction in retail gas revenues and recorded a corresponding regulatory liability.

•

Rate changes. In December 2018, the PSCW authorized MGE to increase 2019 rates for gas retail customers by 1.06%.

Consolidated operations and maintenance expenses

For the three months ended March 31, 2019, operations and maintenance expenses increased $2.5 million, compared to the same period in the prior year. The following contributed to the net change:

(In millions)
Increased administrative and general costs	$2.4
Increased customer accounts costs	0.6
Decreased electric production expenses	(0.4)
Decreased other costs	(0.1)
Total	$2.5

For the three months ended March 31, 2019, increased administrative and general costs are primarily related to increased payroll costs as well as increased technology related costs associated with the multi-year Enterprise Forward project.

Consolidated depreciation expense

Electric depreciation expense increased $3.1 million and gas depreciation expense increased $0.4 million for the three months ended March 31, 2019, compared to the same period in the prior year. MGE accelerated depreciation for combustion turbines and Columbia Unit 1 in 2019, as approved in the December 2018 rate settlement, increasing electric depreciation expense compared to the prior period. Also approved in the December 2018 rate settlement were new depreciation rates for Columbia, further contributing to the increase in electric depreciation expense.

Nonregulated Energy Operations - MGE Energy and MGE

The nonregulated energy operations are conducted through MGE Energy's subsidiaries: MGE Power Elm Road (the Elm Road Units) and MGE Power West Campus (WCCF), which have been formed to own and lease electric generating capacity to assist MGE. For the three months ended March 31, 2019 and 2018, net income at the nonregulated energy operations segment was $5.0 million and $5.1 million, respectively.

Transmission Investment Operations - MGE Energy

For the three months ended March 31, 2019 and 2018, other income at the transmission investment segment was $2.2 million and $2.4 million, respectively. The transmission investment segment holds our interest in ATC and ATC Holdco, and its income reflects our equity in the earnings of those investments. ATC Holdco was formed in December 2016. In the near term, it is expected that ATC Holdco will be pursuing transmission development opportunities that typically have long development and investment lead times before becoming operational. See Footnote 4 of the Notes to Consolidated Financial Statements in this Report and "Other Matters" below for additional information concerning ATC and summarized financial information regarding ATC.

Consolidated Income Taxes - MGE Energy and MGE

In 2019, the effective electric tax rate decreased as a result of a tax credit from the commercial operation of the Saratoga Wind Farm. See Footnote 5 of the Notes to Consolidated Financial Statements in this Report for effective tax rate reconciliation.

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

	Three Months Ended
	March 31,
(In millions)	2019	2018
MGE Power Elm Road	$3.7	$4.0
MGE Power West Campus	1.8	1.8

Contractual Obligations and Commercial Commitments - MGE Energy and MGE

There were no material changes, other than from the normal course of business, to MGE Energy's and MGE's contractual obligations (representing cash obligations that are considered to be firm commitments) and commercial commitments (representing commitments triggered by future events) during the three months ended March 31, 2019. Further discussion of the contractual obligations and commercial commitments is included in Footnote 17 of Notes to Consolidated Financial Statements and "Contractual Obligations and Commercial Commitments for MGE Energy and MGE" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in MGE Energy's and MGE's 2018 Annual Report on Form 10-K.

Liquidity and Capital Resources

MGE Energy and MGE have adequate liquidity to fund future operations and capital expenditures over the next twelve months. Available resources include cash and cash equivalents, operating cash flows, liquid assets, borrowing capacity under revolving credit facilities, and access to equity and debt capital markets. See "Credit Facilities" under Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources in MGE Energy's and MGE's 2018 Annual Report on Form 10-K for information regarding MGE Energy's and MGE's credit facilities.

Cash Flows

The following summarizes cash flows for MGE Energy and MGE during the three months ended March 31, 2019 and 2018:

	MGE Energy		MGE
(In thousands)	2019	2018	2019	2018
Cash provided by (used for):
Operating activities	$53,195	$46,978	$53,602	$46,579
Investing activities	(32,879)	(39,543)	(32,161)	(37,829)
Financing activities	(20,829)	(13,284)	(16,473)	(9,603)

Cash Provided by Operating Activities

MGE Energy

MGE Energy's consolidated net cash provided by operating activities is derived mainly from the electric and gas operations of its principal subsidiary, MGE.

Cash provided by operating activities for the three months ended March 31, 2019, was $53.2 million, an increase of $6.2 million when compared to the same period in the prior year.

MGE Energy's net income increased $4.0 million for the three months ended March 31, 2019, when compared to the same period in the prior year.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $6.7 million in cash provided by operating activities for the three months ended March 31, 2019, primarily due to decreased gas inventories and decreased unbilled revenues, partially offset by increased accounts receivable and decreased other current liabilities.

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

An increase in hosted software asset expenditures resulted in additional $2.8 million in cash used for operating activities for the three months ended March 31, 2019, when compared to the prior year.

MGE

Cash provided by operating activities for the three months ended March 31, 2019, was $53.6 million, an increase of $7.0 million when compared to the same period in the prior year.

Net income increased $3.8 million for the three months ended March 31, 2019, when compared to the same period in the prior year.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $9.4 million in cash provided by operating activities for the three months ended March 31, 2019, primarily due to decreased gas inventories and decreased unbilled revenues, partially offset by increased accounts receivable and decreased other current liabilities.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $8.3 million in cash provided by operating activities for the three months ended March 31, 2018, primarily due to decreased gas inventories, decreased unbilled revenues, and decreased other current assets, partially offset by decreased accounts payable, decreased accrued payroll, and increased other accounts receivable.

An increase in hosted software asset expenditures resulted in additional $2.8 million in cash used for operating activities for the three months ended March 31, 2019, when compared to the prior year.

Cash Used for Investing Activities

MGE Energy

MGE Energy's cash used for investing activities decreased $6.7 million for the three months ended March 31, 2019, when compared to the same period in the prior year.

Capital expenditures for the three months ended March 31, 2019, were $31.9 million. This amount represents a decrease of $5.7 million from the expenditures made in the same period in the prior year. This decrease primarily reflects expenditures on the construction of the Saratoga wind project in the prior year.

Capital contributions to ATC and other investments decreased $1.1 million for the three months ended March 31, 2019, when compared to the same period in the prior year.

MGE

MGE's cash used for investing activities decreased $5.7 million for the three months ended March 31, 2019, when compared to the same period in the prior year.

Capital expenditures for the three months ended March 31, 2019, were $31.9 million. This amount represents a decrease of $5.7 million from the expenditures made in the same period in the prior year. This decrease primarily reflects expenditures on the construction of the Saratoga wind project in the prior year.

Cash Used for Financing Activities

MGE Energy

Cash used for MGE Energy's financing activities was $20.8 million for the three months ended March 31, 2019, compared to $13.3 million of cash used for MGE Energy's financing activities for the same period in the prior year.

For the three months ended March 31, 2019, dividends paid were $11.7 million compared to $11.2 million in the prior year. This increase was a result of a higher dividend per share ($0.338 vs. $0.323).

During the three months ended March 31, 2019, net short-term debt repayments were $7.0 million compared to $1.0 million for the three months ended March 31, 2018.

MGE

During the three months ended March 31, 2019, cash used for MGE's financing activities was $16.5 million compared to $9.6 million of cash used for MGE's financing activities for the same period in the prior year.

Distributions to parent from noncontrolling interest, which represent distributions from MGE Power Elm Road and MGE Power West Campus to MGE Energy, were $7.5 million for the three months ended March 31, 2019 and 2018.

During the three months ended March 31, 2019, net short-term debt repayments were $7.0 million compared to $1.0 million for the three months ended March 31, 2018.

Capitalization Ratios

MGE Energy's capitalization ratios were as follows:

MGE Energy
	March 31, 2019	December 31, 2018
Common shareholders' equity	62.2%	61.5%
Long-term debt(a)	37.3%	37.5%
Short-term debt	0.5%	1.0%

(a)

Includes the current portion of long-term debt.

MGE Energy's and MGE's Capital Requirements

MGE Energy's and MGE's liquidity are primarily affected by their capital expenditure requirements. During the three months ended March 31, 2019, capital expenditures for MGE Energy and MGE totaled $31.9 million, which included $31.3 million of utility capital expenditures.

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

Environmental Matters

There were no material updates or developments in environmental matters that occurred during the three months ended March 31, 2019. Further discussion of environmental matters is included in MGE Energy's and MGE's 2018 Annual Report on Form 10-K and Footnote 9.a. of Notes to Consolidated Financial Statements in this Report.

Other Matters

ATC

In 2013, several parties filed a complaint with the FERC seeking to reduce the base return on equity (ROE) used by MISO transmission owners, including ATC, "due to changes in the capital markets." The complaint alleged that the MISO ROE should not exceed 9.15%, the equity components of hypothetical capital structures should be restricted to 50%, and the relevant incentive ROE adders should be discontinued. At the time, MISO's base ROE was 12.38% and ATC's base ROE was 12.2%. On September 28, 2016, FERC issued an order on the 2013 complaint, for the period November 2013 through February 2015, reducing the base ROE to 10.32%. This base ROE also became effective September 28, 2016, and will apply to future periods until FERC rules in the second complaint described below, at which time the base ROE ordered by FERC in the second complaint will prospectively become the authorized base ROE.

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

We derived approximately 6.4% and 8.9% of our net income for the three months ended March 31, 2019 and 2018, respectively, from our investment in ATC. Any change to ATC's ROE could result in lower equity earnings and distributions from ATC in the future.

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

MGE has financial gas and electric commodity contracts to hedge commodity price risk in the gas and electric utility segments. These contracts are primarily comprised of exchange-traded option and future contracts. MGE also holds financial transmission rights (FTRs), which are used to hedge the risk of increased transmission congestion charges. As of March 31, 2019, the fair value of these instruments exceeded their cost basis by $0.6 million. Under the PGA clause and electric fuel rules, MGE may include the costs and benefits of the aforementioned fuel price risk management tools in the costs of fuel (natural gas or power). Because these costs/benefits are recoverable, the related unrealized loss/gain has been deferred on the consolidated balance sheets as a regulatory asset/liability.

MGE has also entered into a purchased power agreement that provides MGE with firm capacity and energy that began on June 1, 2012, and ends on May 31, 2022 (the "base term"). The agreement also allows MGE an option to extend the contract after the base term. The agreement is considered a derivative contract and is recognized at its fair value on the consolidated balance sheets. However, the derivative qualifies for regulatory deferral and is recognized with a corresponding regulatory asset or liability depending on whether the fair value is in a loss or gain position. The fair value of the contract as of March 31, 2019, reflects a loss position of $31.6 million.

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

Additionally, if a counterparty were to default and MGE were to liquidate all contracts with that entity, MGE's credit loss would include the loss in value of mark-to-market contracts; the amount owed for settled transactions; and additional payments, if any, to settle unrealized losses. As of March 31, 2019, no counterparties have defaulted.

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

Item 4. Controls and Procedures.

During the first quarter of 2019, each registrant's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to that registrant, including its subsidiaries, is accumulated and made known to that registrant's management, including these officers, by other employees of that registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, MGE Energy does not control or manage certain of its unconsolidated entities and thus, its access and ability to apply its procedures to those entities is more limited than is the case for its consolidated subsidiaries.

As of March 31, 2019, each registrant's principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective. Each registrant intends to strive continually to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

During the first quarter of 2019, the registrants implemented new enterprise resource planning (ERP) and human capital management (HCM) systems. The new ERP system replaces existing accounting systems and processes, including procurement, inventory management, and the general ledger. We have made changes to our internal controls over financial reporting during the implementation of the new system and will continue to evaluate the operating effectiveness of related controls during the subsequent periods.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

MGE Energy and MGE

MGE Energy and its subsidiaries, including MGE, from time to time are involved in various legal proceedings that are handled and defended in the ordinary course of business.

See Footnote 9.a. and 9.b. of Notes to Consolidated Financial Statements in this Report for more information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs*
January 1-31, 2019	12,718	$60.30	-	-
February 1-28, 2019	7,342	64.85	-	-
March 1-31, 2019	44,053	66.30	-	-
Total	64,113	$64.95	-	-

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

MGE ENERGY, INC.

Date: May 8, 2019	/s/ Jeffrey M. Keebler
Jeffrey M. Keebler Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: May 8, 2019	/s/ Jeffrey C. Newman
Jeffrey C. Newman Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Chief Financial and Accounting Officer)

Signatures - Madison Gas and Electric Company

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MADISON GAS AND ELECTRIC COMPANY

Date: May 8, 2019	/s/ Jeffrey M. Keebler
Jeffrey M. Keebler Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: May 8, 2019	/s/ Jeffrey C. Newman
Jeffrey C. Newman Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Chief Financial and Accounting Officer)

