Form 10-Q
period 2019-06-30
MGE ENERGY INC; MADISON GAS & ELECTRIC CO
filed 2019-08-07
CIK 1161728, 61339

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QuarterlyReport Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:

June 30, 2019

☐ TransitionReport Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

MGE Energy, Inc. Yes ☒ No ☐Madison Gas and Electric Company Yes ☒ No ☐

Indicate by check mark whether the registrants have submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrants were required to submit such files):

MGE Energy, Inc. Yes ☒ No ☐Madison Gas and Electric Company Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

	Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer	Smaller Reporting Company	Emerging Growth Company
MGE Energy, Inc.	☒	☐	☐	☐	☐
Madison Gas and Electric Company	☐	☐	☒	☐	☐

If an emerging growth company, indicate by check mark if the registrants have elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

MGE Energy, Inc. ☐Madison Gas and Electric Company ☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act):

MGE Energy, Inc. Yes ☐ No ☒Madison Gas and Electric Company Yes ☐ No ☒

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $1 Par Value Per Share	MGEE	The Nasdaq Stock Market
Number of Shares Outstanding of Each Class of Common Stock as of July 31, 2019
MGE Energy, Inc.	Common stock, $1.00 par value, 34,668,370 shares outstanding.
Madison Gas and Electric Company	Common stock, $1.00 par value, 17,347,894 shares outstanding (all of which are owned beneficially and of record by MGE Energy, Inc.).

Table of Contents

PART I. FINANCIAL INFORMATION3

Filing Format3

Forward-Looking Statements3

Where to Find More Information3

Definitions, Abbreviations, and Acronyms Used in the Text and Notes of this Report4

Item 1. Financial Statements.6

MGE Energy, Inc.6

Consolidated Statements of Income (unaudited)6

Consolidated Statements of Cash Flows (unaudited)7

Consolidated Balance Sheets (unaudited)8

Consolidated Statements of Common Equity (unaudited)9

Madison Gas and Electric Company10

Consolidated Statements of Income (unaudited)10

Consolidated Statements of Cash Flows (unaudited)11

Consolidated Balance Sheets (unaudited)12

Consolidated Statements of Equity (unaudited)13

MGE Energy, Inc., and Madison Gas and Electric Company14

Notes to Consolidated Financial Statements (unaudited)14

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.36

Item 3. Quantitative and Qualitative Disclosures About Market Risk.52

Item 4. Controls and Procedures.54

PART II. OTHER INFORMATION.55

Item 1. Legal Proceedings.55

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.55

Item 4. Mine Safety Disclosures.55

Item 6. Exhibits.56

Signatures - MGE Energy, Inc.57

Signatures - Madison Gas and Electric Company58

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

MGE Energy and Subsidiaries:

CWDCCentral Wisconsin Development Corporation

MAGAELMAGAEL, LLC

MGEMadison Gas and Electric Company

MGE EnergyMGE Energy, Inc.

MGE PowerMGE Power, LLC

MGE Power Elm RoadMGE Power Elm Road, LLC

MGE Power West CampusMGE Power West Campus, LLC

MGE ServicesMGE Services, LLC

MGE State Energy ServicesMGE State Energy Services, LLC

MGE TranscoMGE Transco Investment, LLC

MGEE TranscoMGEE Transco, LLC

North MendotaNorth Mendota Energy & Technology Park, LLC

Other Defined Terms:

ACEAffordable Clean Energy

AFUDCAllowance for Funds Used During Construction

AROAsset Retirement Obligation

ATCAmerican Transmission Company LLC

ATC HoldcoATC Holdco, LLC

BARTBest Available Retrofit Technology

BlountBlount Station

BSERBest System of Emissions Reductions

CAAClean Air Act

CAVRClean Air Visibility Rule

CCRCoal Combustion Residual

codificationFinancial Accounting Standards Board Accounting Standards Codification

ColumbiaColumbia Energy Center

cooling degree daysMeasure of the extent to which the average daily temperature is above 65 degrees Fahrenheit, which is considered an indicator of possible increased demand for energy to provide cooling

CPPClean Power Plan

CSAPRCross-State Air Pollution Rule

DthDekatherms, a quantity measure used in respect of natural gas

EGUsElectric Generating Units

electric marginElectric revenues less fuel for electric generation and purchase power costs, a non-GAAP measure

Elm Road UnitsElm Road Generating Station

EPAUnited States Environmental Protection Agency

FASBFinancial Accounting Standards Board

FERCFederal Energy Regulatory Commission

Forward WindForward Wind Energy Center

FTRFinancial Transmission Rights

GAAPGenerally Accepted Accounting Principles

gas marginGas revenues less cost of gas sold, a non-GAAP measure

GHGGreenhouse Gas

heating degree days (HDD)Measure of the extent to which the average daily temperature is below 65 degrees Fahrenheit, which is considered an indicator of possible increased demand for energy to provide heating

IRSInternal Revenue Service

kWhKilowatt-hour, a measure of electric energy produced

MISOMidcontinent Independent System Operator (a regional transmission organization)

MWMegawatt, a measure of electric energy generating capacity

MWhMegawatt-hour, a measure of electric energy produced

NAAQSNational Ambient Air Quality Standards

NOxNitrogen Oxides

PGAPurchased Gas Adjustment clause, a regulatory mechanism used to reconcile natural gas costs recovered in rates to actual costs

PPAPurchased Power Agreement

PSCWPublic Service Commission of Wisconsin

RiversideRiverside Energy Center

ROEReturn on Equity

SaratogaSaratoga Wind Farm

SCRSelective Catalytic Reduction

SECSecurities and Exchange Commission

SO2Sulfur Dioxide

Stock PlanDirect Stock Purchase and Dividend Reinvestment Plan of MGE Energy

Tax ActTax Cuts and Jobs Act

UWUniversity of Wisconsin at Madison

VIEVariable Interest Entity

WCCFWest Campus Cogeneration Facility

WEPCOWisconsin Electric Power Company, a subsidiary of WEC Energy Group, Inc.

working capitalCurrent assets less current liabilities

WPLWisconsin Power and Light Company, a subsidiary of Alliant Energy Corporation

XBRLeXtensible Business Reporting Language

Item 1. Financial Statements.

MGE Energy, Inc.

Consolidated Statements of Income (unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Operating Revenues:
Electric revenues	$97,077	$99,282	$194,546	$194,149
Gas revenues	25,070	24,980	95,170	87,745
Total Operating Revenues	122,147	124,262	289,716	281,894

Operating Expenses:
Fuel for electric generation	10,403	15,251	24,320	27,151
Purchased power	11,036	12,979	21,887	30,012
Cost of gas sold	8,875	9,562	52,128	49,188
Other operations and maintenance	48,974	43,453	95,910	87,846
Depreciation and amortization	18,091	13,872	35,230	27,495
Other general taxes	4,985	4,914	9,948	9,783
Total Operating Expenses	102,364	100,031	239,423	231,475
Operating Income	19,783	24,231	50,293	50,419

Other income, net	5,019	4,731	9,870	9,650
Interest expense, net	(5,749)	(4,783)	(11,396)	(9,522)
Income before income taxes	19,053	24,179	48,767	50,547
Income tax provision	(3,505)	(5,828)	(9,213)	(12,195)
Net Income	$15,548	$18,351	$39,554	$38,352

Earnings Per Share of Common Stock
(basic and diluted)	$0.45	$0.53	$1.14	$1.11

Dividends per share of common stock	$0.338	$0.323	$0.675	$0.645

Weighted Average Shares Outstanding
(basic and diluted)	34,668	34,668	34,668	34,668

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2019	2018
Operating Activities:
Net income	$39,554	$38,352
Items not affecting cash:
Depreciation and amortization	35,230	27,495
Deferred income taxes	2,306	(664)
Provision for doubtful receivables	732	354
Employee benefit plan credit	(1,920)	(1,076)
Equity earnings in ATC	(4,515)	(4,441)
Other items	(717)	160
Changes in working capital items:
Decrease in current assets	15,349	29,120
Decrease in current liabilities	(951)	(1,333)
Dividends from ATC	3,745	3,905
Cash contributions to pension and other postretirement plans	(2,319)	(2,640)
Other noncurrent items, net	(610)	2,386
Cash Provided by Operating Activities	85,884	91,618

Investing Activities:
Capital expenditures	(79,092)	(100,389)
Capital contributions to investments	(3,386)	(3,280)
Other	(156)	598
Cash Used for Investing Activities	(82,634)	(103,071)

Financing Activities:
Cash dividends paid on common stock	(23,401)	(22,361)
Repayments of long-term debt	(2,263)	(2,213)
Proceeds from short-term debt	10,500	24,200
Other	(1,193)	-
Cash Used for Financing Activities	(16,357)	(374)

Change in cash, cash equivalents, and restricted cash	(13,107)	(11,827)
Cash, cash equivalents, and restricted cash at beginning of period	84,929	112,094
Cash, cash equivalents, and restricted cash at end of period	$71,822	$100,267

The accompanying notes are an integral part of the unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Balance Sheets (unaudited)

(In thousands)

	June 30,	December 31,
ASSETS	2019	2018
Current Assets:
Cash and cash equivalents	$69,913	$83,102
Accounts receivable, less reserves of $2,800 and $2,614, respectively	35,606	43,593
Other accounts receivable, less reserves of $478 and $540, respectively	7,573	6,262
Unbilled revenues	21,759	28,243
Materials and supplies, at average cost	25,540	24,093
Fuel for electric generation, at average cost	8,171	6,599
Stored natural gas, at average cost	6,871	11,303
Prepaid taxes	15,478	16,215
Regulatory assets - current	11,748	9,477
Assets held for sale	-	3,080
Other current assets	8,941	8,593
Total Current Assets	211,600	240,560
Other long-term receivables	2,319	2,709
Regulatory assets	147,507	145,424
Other deferred assets and other	15,232	12,488
Property, Plant, and Equipment:
Property, plant, and equipment, net	1,502,475	1,367,585
Finance lease assets, net	16,700	2,181
Construction work in progress	47,576	139,671
Total Property, Plant, and Equipment	1,566,751	1,509,437
Investments	82,677	78,000
Total Assets	$2,026,086	$1,988,618

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$4,605	$4,553
Short-term debt	23,500	13,000
Accounts payable	40,957	46,158
Accrued interest and taxes	6,661	7,384
Accrued payroll related items	10,723	13,044
Regulatory liabilities - current	20,762	13,826
Derivative liabilities	10,670	8,550
Other current liabilities	10,347	14,113
Total Current Liabilities	128,225	120,628
Other Credits:
Deferred income taxes	235,984	231,952
Investment tax credit - deferred	772	818
Regulatory liabilities	162,564	165,638
Accrued pension and other postretirement benefits	65,347	67,483
Derivative liabilities	21,900	23,980
Finance lease liabilities	17,720	1,771
Other deferred liabilities and other	69,560	66,361
Total Other Credits	573,847	558,003
Capitalization:
Common shareholders' equity	832,797	816,644
Long-term debt	491,217	493,343
Total Capitalization	1,324,014	1,309,987
Commitments and contingencies (see Footnote 9)
Total Liabilities and Capitalization	$2,026,086	$1,988,618

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Common Equity (unaudited)

(In thousands, except per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income/(Loss)	Total
Three Months Ended June 30, 2018
Beginning Balance	34,668	$34,668	$316,268	$436,071	$-	$787,007
Net income				18,351		18,351
Common stock dividends declared
($0.323 per share)				(11,180)		(11,180)
Ending balance - June 30, 2018	34,668	$34,668	$316,268	$443,242	$-	$794,178

Three Months Ended June 30, 2019
Beginning Balance	34,668	$34,668	$316,268	$478,014	$-	$828,950
Net income				15,548		15,548
Common stock dividends declared
($0.338 per share)				(11,701)		(11,701)
Ending balance - June 30, 2019	34,668	$34,668	$316,268	$481,861	$-	$832,797

Six Months Ended June 30, 2018
Beginning Balance	34,668	$34,668	$316,268	$426,874	$377	$778,187
Cumulative effect of new accounting principle				377	(377)	-
Beginning balance - adjusted				427,251	-	778,187
Net income				38,352		38,352
Common stock dividends declared
($0.645 per share)				(22,361)		(22,361)
Ending balance - June 30, 2018	34,668	$34,668	$316,268	$443,242	$-	$794,178

Six Months Ended June 30, 2019
Beginning Balance	34,668	$34,668	$316,268	$465,708	$-	$816,644
Net income				39,554		39,554
Common stock dividends declared
($0.675 per share)				(23,401)		(23,401)
Ending balance - June 30, 2019	34,668	$34,668	$316,268	$481,861	$-	$832,797

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Income (unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Operating Revenues:
Electric revenues	$97,077	$99,282	$194,546	$194,149
Gas revenues	25,070	24,980	95,170	87,745
Total Operating Revenues	122,147	124,262	289,716	281,894

Operating Expenses:
Fuel for electric generation	10,403	15,251	24,320	27,151
Purchased power	11,036	12,979	21,887	30,012
Cost of gas sold	8,875	9,562	52,128	49,188
Other operations and maintenance	48,673	43,001	95,335	87,188
Depreciation and amortization	18,091	13,872	35,230	27,495
Other general taxes	4,985	4,914	9,948	9,783
Total Operating Expenses	102,063	99,579	238,848	230,817
Operating Income	20,084	24,683	50,868	51,077

Other income, net	2,958	2,314	5,165	4,811
Interest expense, net	(6,133)	(5,173)	(12,128)	(10,227)
Income before income taxes	16,909	21,824	43,905	45,661
Income tax provision	(2,966)	(5,221)	(7,892)	(10,802)
Net Income	$13,943	$16,603	$36,013	$34,859
Less: Net Income Attributable to Noncontrolling
Interest, net of tax	(5,621)	(5,505)	(11,111)	(11,311)
Net Income Attributable to MGE	$8,322	$11,098	$24,902	$23,548

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Cash Flow (unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2019	2018
Operating Activities:
Net income	$36,013	$34,859
Items not affecting cash:
Depreciation and amortization	35,230	27,495
Deferred income taxes	1,231	(2,574)
Provision for doubtful receivables	732	354
Employee benefit plan credit	(1,920)	(1,076)
Other items	(181)	707
Changes in working capital items:
Decrease in current assets	15,845	28,686
Increase in current liabilities	1,096	1,943
Cash contributions to pension and other postretirement plans	(2,319)	(2,640)
Other noncurrent items, net	(441)	2,293
Cash Provided by Operating Activities	85,286	90,047

Investing Activities:
Capital expenditures	(79,092)	(100,389)
Other	(271)	(422)
Cash Used for Investing Activities	(79,363)	(100,811)

Financing Activities:
Distributions to parent from noncontrolling interest	(11,500)	(13,500)
Repayments of long-term debt	(2,263)	(2,213)
Proceeds from short-term debt	10,500	24,200
Other	(1,038)	-
Cash (Used for) Provided by Financing Activities	(4,301)	8,487

Change in cash, cash equivalents, and restricted cash	1,622	(2,277)
Cash, cash equivalents, and restricted cash at beginning of period	6,670	10,093
Cash, cash equivalents, and restricted cash at end of period	$8,292	$7,816

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Balance Sheets (unaudited)

(In thousands)

	June 30,	December 31,
ASSETS	2019	2018
Current Assets:
Cash and cash equivalents	$6,383	$4,843
Accounts receivable, less reserves of $2,800 and $2,614, respectively	35,606	43,593
Affiliate receivables	542	621
Other accounts receivable, less reserves of $478 and $540, respectively	7,511	6,111
Unbilled revenues	21,759	28,243
Materials and supplies, at average cost	25,540	24,093
Fuel for electric generation, at average cost	8,171	6,599
Stored natural gas, at average cost	6,871	11,303
Prepaid taxes	14,586	15,790
Regulatory assets - current	11,748	9,477
Assets held for sale	-	3,080
Other current assets	8,906	8,541
Total Current Assets	147,623	162,294
Affiliate receivable long-term	2,912	3,177
Regulatory assets	147,507	145,424
Other deferred assets and other	16,311	14,142
Property, Plant, and Equipment:
Property, plant, and equipment, net	1,502,504	1,367,614
Finance lease assets, net	16,700	2,181
Construction work in progress	47,576	139,671
Total Property, Plant, and Equipment	1,566,780	1,509,466
Investments	533	388
Total Assets	$1,881,666	$1,834,891

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$4,605	$4,553
Short-term debt	23,500	13,000
Accounts payable	40,935	46,165
Accrued interest and taxes	9,171	10,319
Accrued payroll related items	10,723	13,044
Regulatory liabilities - current	20,762	13,826
Derivative liabilities	10,670	8,550
Other current liabilities	10,347	11,614
Total Current Liabilities	130,713	121,071
Other Credits:
Deferred income taxes	207,575	204,616
Investment tax credit - deferred	772	818
Regulatory liabilities	162,564	165,638
Accrued pension and other postretirement benefits	65,347	67,483
Derivative liabilities	21,900	23,980
Finance lease liabilities	17,720	1,771
Other deferred liabilities and other	69,535	66,361
Total Other Credits	545,413	530,667
Capitalization:
Common shareholder's equity	573,258	548,356
Noncontrolling interest	141,065	141,454
Total Equity	714,323	689,810
Long-term debt	491,217	493,343
Total Capitalization	1,205,540	1,183,153
Commitments and contingencies (see Footnote 9)
Total Liabilities and Capitalization	$1,881,666	$1,834,891

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Equity (unaudited)

(In thousands)

					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling
	Shares	Value	Capital	Earnings	Income/(Loss)	Interest	Total
Three Months Ended June 30, 2018
Beginning balance	17,348	$17,348	$192,417	$294,557	$-	$139,208	$643,530
Net income				11,098		5,505	16,603
Distributions to parent from
noncontrolling interest						(6,000)	(6,000)
Ending balance - June 30, 2018	17,348	$17,348	$192,417	$305,655	$-	$138,713	$654,133

Three Months Ended June 30, 2019
Beginning balance	17,348	$17,348	$192,417	$355,171	$-	$139,444	$704,380
Net income				8,322		5,621	13,943
Distributions to parent from
noncontrolling interest						(4,000)	(4,000)
Ending balance - June 30, 2019	17,348	$17,348	$192,417	$363,493	$-	$141,065	$714,323

Six Months Ended June 30, 2018
Beginning balance	17,348	$17,348	$192,417	$282,135	$(28)	$140,902	$632,774
Cumulative effect of new accounting principle				(28)	28		-
Beginning balance - adjusted				282,107	-		632,774
Net income				23,548		11,311	34,859
Distributions to parent from
noncontrolling interest						(13,500)	(13,500)
Ending balance - June 30, 2018	17,348	$17,348	$192,417	$305,655	$-	$138,713	$654,133

Six Months Ended June 30, 2019
Beginning balance	17,348	$17,348	$192,417	$338,591	$-	$141,454	$689,810
Net income				24,902		11,111	36,013
Distributions to parent from
noncontrolling interest						(11,500)	(11,500)
Ending balance - June 30, 2019	17,348	$17,348	$192,417	$363,493	$-	$141,065	$714,323

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc., and Madison Gas and Electric Company

Notes to Consolidated Financial Statements (unaudited)

June 30, 2019

1.

Summary of Significant Accounting Policies.

a.Basis of Presentation - MGE Energy and MGE.

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

The accompanying consolidated financial statements as of June 30, 2019, and for the three and six months ended, are unaudited but include all adjustments that MGE Energy and MGE management consider necessary for a fair statement of their respective financial statements. All adjustments are of a normal, recurring nature except as otherwise disclosed. The year-end consolidated balance sheet information was derived from the audited balance sheet appearing in the 2018 Annual Report on Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These notes should be read in conjunction with the financial statements and the notes on pages 62 through 106 of the 2018 Annual Report on Form 10-K.

b.Cash, Cash Equivalents, and Restricted Cash – MGE Energy and MGE.

The following table presents the components of total cash, cash equivalents, and restricted cash on the consolidated balance sheets.

	MGE Energy		MGE
	June 30,	December 31,	June 30,	December 31,
(In thousands)	2019	2018	2019	2018
Cash and cash equivalents	$69,913	$83,102	$6,383	$4,843
Restricted cash	605	634	605	634
Receivable - margin account	1,304	1,193	1,304	1,193
Cash, cash equivalents, and restricted cash	$71,822	$84,929	$8,292	$6,670

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

Operating lease assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. For leases that do not provide an implicit rate, a collateralized incremental borrowing rate based on the information available at commencement date, including lease term, is used in determining the present value of future payments. The operating lease asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. Operating lease expense is recognized on a straight-line basis over the lease term. MGE has regulatory treatment and recognizes regulatory assets or liabilities for timing differences between when net lease costs are recorded and when costs are recognized. As of June 30, 2019, MGE has no significant leases not yet commenced that would create significant future rights and obligations.

The following table shows lease expense for the three and six months ended June 30, 2019:

(In thousands)	Three Months Ended	Six Months Ended	Income Statement Location
Finance lease expense:
Amortization of leased assets	$437	$870	Depreciation and amortization
Interest on lease liabilities	200	398	Interest expense, net
Operating lease expense	33	60	Other operations and maintenance
Total lease expense	$670	$1,328

The following table shows the lease assets and liabilities on the consolidated balance sheet as of June 30, 2019:

(In thousands)		Balance Sheet Location
Lease assets:
Finance lease assets	$16,700	Finance lease assets
Operating lease assets	216	Other deferred assets and other
Total lease assets	$16,916
Lease liabilities:
Finance lease liabilities - current	$1,007	Other current liabilities
Finance lease liabilities - long-term	17,720	Finance lease liabilities
Operating lease liabilities - current	104	Other current liabilities
Operating lease liabilities - long-term	144	Other deferred liabilities and other
Total lease liabilities	$18,975

The following table shows other financial lease information for the six months ended June 30, 2019:

(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Finance leases - Financing cash flows	$643
Finance leases - Operating cash flows	398
Operating leases - Operating cash flows	71
Lease assets obtained in exchange for lease liabilities:
Finance leases	12,081
Operating leases	125

The following table shows the weighted average remaining lease terms and discounts as of June 30, 2019:

Weighted-average remaining lease terms (in years):
Finance leases	38
Operating leases	6
Weighted-average discount rates:
Finance leases	4.36%
Operating leases	3.97%

The following table shows maturities of lease liabilities as of June 30, 2019:

(In thousands)	Finance	Operating
2019	$876	$54
2020	1,644	113
2021	1,428	46
2022	1,309	13
2023	1,228	2
Thereafter	41,316	52
Subtotal	47,801	280
Less: Present value discount	(29,074)	(32)
Lease Liability	$18,727	$248

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

MGE Transco and MGEE Transco have accounted for their investments in ATC and ATC Holdco, respectively, under the equity method of accounting. Equity earnings from investments are recorded as "Other income" on the consolidated statements of income of MGE Energy. MGE Transco recorded the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2019	2018	2019	2018
Equity earnings from investment in ATC	$2,297	$1,990	$4,515	$4,441
Dividends from ATC(a)	1,733	2,959	3,745	2,959
Capital contributions to ATC	1,065	1,065	1,243	1,775

(a)MGE Transco recorded a $2.3 million dividend receivable from ATC as of December 31, 2017. A cash dividend was received in January of the proceeding year. MGE Transco recorded a $1.4 million dividend receivable from ATC as of June 30, 2018. A cash dividend was received in July 2018.

ATC Holdco was formed in December 2016. In the near term, it is expected that ATC Holdco will be pursuing transmission development opportunities that typically have long development and investment lead times before becoming operational.

In July 2019, MGE Transco made a $0.9 million capital contribution to ATC.

ATC's summarized financial data is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2019	2018	2019	2018
Operating revenues	$182,212	$165,506	$359,927	$330,935
Operating expenses	(93,573)	(91,474)	(183,960)	(176,367)
Other income, net	287	1,520	547	1,631
Interest expense, net	(28,838)	(26,895)	(57,956)	(54,657)
Earnings before members' income taxes	$60,088	$48,657	$118,558	$101,542

MGE receives transmission and other related services from ATC. During the three and six months ended June 30, 2019, MGE recorded $7.6 million and $15.2 million, respectively, for transmission services received compared to $7.2 million and $14.4 million for the comparable periods in 2018. MGE also provides a variety of operational, maintenance, and project management services for ATC, which is reimbursed by ATC. As of June 30, 2019, and December 31, 2018, MGE had a receivable due from ATC of $0.6 million and $0.1 million, respectively.

5.

Taxes - MGE Energy and MGE.

Effective Tax Rate.

The consolidated income tax provision differs from the amount computed by applying the statutory federal income tax rate to income before income taxes, as follows:

	MGE Energy		MGE
Three Months Ended June 30,	2019	2018	2019	2018
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	6.3%	6.3%	6.2%	6.2%
Amortized investment tax credits	(0.1%)	(0.1%)	(0.1%)	(0.1%)
Credit for electricity from wind energy(a)	(6.2%)	(0.4%)	(6.8%)	(0.4%)
AFUDC equity, net	(0.2%)	(1.1%)	(0.2%)	(1.1%)
Amortization of utility excess deferred tax - tax reform(b)	(2.4%)	(1.9%)	(2.6%)	(1.9%)
Other, net, individually insignificant	-%	0.3%	0.1%	0.2%
Effective income tax rate	18.4%	24.1%	17.6%	23.9%

	MGE Energy		MGE
Six Months Ended June 30,	2019	2018	2019	2018
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	6.3%	6.3%	6.2%	6.2%
Amortized investment tax credits	(0.1%)	(0.1%)	(0.1%)	(0.1%)
Credit for electricity from wind energy(a)	(6.1%)	(0.3%)	(6.7%)	(0.3%)
AFUDC equity, net	(0.2%)	(0.9%)	(0.2%)	(1.0%)
Amortization of utility excess deferred tax - tax reform(b)	(2.4%)	(1.9%)	(2.6%)	(2.1%)
Other, net, individually insignificant	0.4%	-%	0.4%	-%
Effective income tax rate	18.9%	24.1%	18.0%	23.7%

(a)Saratoga Wind Farm became operational in February 2019.

(b)Included are impacts of the Tax Cuts and Jobs Act for the regulated utility for excess deferred taxes recognized using a normalization method of accounting. For the three and six months ended June 30, 2019, MGE recognized $0.5 million and $1.1 million, respectively, compared to $0.4 million and $0.9 million for the comparable periods in 2018. The amount and timing of the cash impacts will depend on the period over which certain income tax benefits are provided to customers, determined by the PSCW.

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

The following table presents the components of net periodic benefit costs recognized.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2019	2018	2019	2018
Pension Benefits
Components of net periodic benefit cost:
Service cost	$1,221	$1,404	$2,362	$2,861
Interest cost	3,742	3,222	7,194	6,430
Expected return on assets	(5,922)	(6,552)	(11,469)	(13,120)
Amortization of:
Prior service credit	(31)	(11)	(59)	(22)
Actuarial loss	1,985	1,341	3,714	2,639
Net periodic benefit (credit) cost	$995	$(596)	$1,742	$(1,212)

Postretirement Benefits
Components of net periodic benefit cost:
Service cost	$334	$310	$553	$642
Interest cost	865	648	1,442	1,306
Expected return on assets	(676)	(814)	(1,357)	(1,616)
Amortization of:
Transition obligation	1	-	2	1
Prior service credit	(662)	(667)	(1,330)	(1,334)
Actuarial loss	94	116	200	244
Net periodic benefit (credit) cost	$(44)	$(407)	$(490)	$(757)

As a result of lower investment returns in the fourth quarter of 2018, pension and postretirement benefit costs increased in 2019. In July 2019, the PSCW approved MGE’s request to defer the difference between estimated pension and other postretirement costs included in the 2019 and 2020 rate settlement and actual expense incurred up to $5.9 million. MGE expects that the deferred cost for employee benefit plans will be factored into future rate actions starting in 2021. For the three and six months ended June 30, 2019, MGE has deferred approximately $3million of pension and other postretirement costs. This amount is not reflected in the table above.

7.

Equity and Financing Arrangements - MGE Energy.

a.Common Stock.

MGE Energy sells shares of its common stock through its Stock Plan. Those shares may be newly issued shares or shares that MGE Energy has purchased in the open market for resale to participants in the Stock Plan. All sales under the Stock Plan are covered by a shelf registration statement that MGE Energy filed with the SEC. For both the three and six months ended June 30, 2019 and 2018, MGE Energy did not issue any new shares of common stock under the Stock Plan.

b.Dilutive Shares Calculation.

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

In 2019, 5,175 units were granted under the Director Incentive Plan and are subject to a three-year graded vesting schedule, and 17,022 units were granted under the Performance Unit Plan and are subject to a five-year graded vesting schedule. On the grant date, the cost of the director or employee services received in exchange for a performance unit award is measured based on the current market value of MGE Energy common stock. The fair value of the awards is remeasured quarterly, including as of June 30, 2019, as required by applicable accounting standards. Changes in fair value as well as the original grant are recognized as compensation cost. Since this amount is remeasured throughout the vesting period, the compensation cost is subject to variability.

For nonretirement eligible employees under the Performance Unit Plan, stock-based compensation costs are accrued and recognized using the graded vesting method. Compensation cost for retirement eligible employees or employees that will become retirement eligible during the vesting schedule are recognized on an abridged horizon as retirement eligibility accelerates vesting.

During the three and six months ended June 30, 2019, MGE recorded $0.7 million and $1.9 million, respectively, in compensation expense as a result of awards under the plans compared to $0.8 million and $1.0 million for the comparable periods in 2018. In January 2019, cash payments of $1.5 million were distributed relating to awards that were granted in a prior year under the plans. No forfeitures of units occurred during the three and six months ended June 30, 2019 and 2018. As of June 30, 2019, $5.7 million of outstanding awards are vested. Of this amount, no cash settlements have occurred as cash payments are only made at the end of the period covered by the awards.

9.

Commitments and Contingencies.

a.Environmental - MGE Energy and MGE.

MGE Energy and MGE are subject to frequently changing local, state, and federal regulations concerning air quality, water quality, land use, threatened and endangered species, hazardous materials handling, and solid waste disposal. These regulations affect the manner in which they conduct their operations, the costs of those operations, as well as capital and operating expenditures. Several of these environmental rules are subject to legal challenges, reconsideration and/or other uncertainties. Regulatory initiatives, proposed rules, and court challenges to adopted rules have the potential to have a material effect on capital expenditures and operating costs. Management believes compliance costs will be recovered in future rates based on previous treatment of environmental compliance projects. These initiatives, proposed rules, and court challenges include:

•The EPA's published water effluent limitations guidelines and standards for steam electric power plants, which focus on the reduction of metals and other pollutants in wastewater from new and existing power plants, such as the coal-burning plants at Columbia and the Elm Road Units. The operators of the Columbia and the Elm Road Units have indicated that equipment upgrades may be necessary to comply with the new discharge standards. Management believes that any compliance costs will be recovered in future rates based on previous treatment of environmental compliance projects.

•The EPA's cooling water intake rules, which require cooling water intake structures at electric power plants, such as our Blount and Columbia plants, to meet best available technology standards so that mortality from entrainment (drawing aquatic life into a plant's cooling system) and impingement (trapping aquatic life on screens) are reduced. MGE expects that the rule will not have a material effect on its existing plants.

•Greenhouse Gas (GHG) reduction guidelines and approval criteria established under the Clean Air Act (CAA) for states to use in developing plans to control GHG emissions from existing fossil fuel-fired electric generating units (EGUs).

In 2015, the EPA finalized the Clean Power Plan (CPP), which directed states to submit plans to reduce GHG emissions from the electric generation sector. The CPP applies the statutory requirements for the "best system of emission reduction" (BSER) broadly so as to encompass GHG emission reduction strategies that extend "beyond the fenceline" of existing EGUs and requires a shift in the energy generation mix at the grid level. In February 2016, the U.S. Supreme Court stayed implementation of the CPP while the United States Court of Appeals for the D.C. Circuit reviews the rule. The D.C. Circuit agreed to hold its review of the CPP in abeyance while the EPA reconsidered the CPP. The stay and abeyance order remain in effect. If ultimately upheld, the CPP could have a material effect on MGE’s operations.

In July 2019, the EPA published a final rule repealing the CPP and creating the replacement Affordable Clean Energy (ACE) rule to reduce greenhouse gas emissions from existing EGUs. The ACE rule applies to EGUs greater than 25 MW. Based upon these criteria, the ACE rule will likely apply to Columbia and the Elm Road Units. EGUs that burn fossil fuels other than coal, such as Blount, WCCF, and smaller natural gas- and diesel-fueled units are not subject to the ACE rule.

In contrast to the CPP, the ACE rule limits BSER to only "inside the fenceline" heat rate improvement technologies or systems that can be applied at an affected coal fired EGU. Under ACE, states have the primary role in developing standards of performance that result from the application of BSER. The EPA has not provided a standard of performance that it will deem presumptively acceptable in a state plan, but urges states to provide full justification for each component of their plans so that the EPA can evaluate BSER on a unit-by-unit basis.

States will have three years to develop and submit compliance plans to the EPA. The EPA will have a year to review and approve the plans. The states are given 24 months from the approval date to implement the rule and can extend the compliance schedule for units that meet progress milestones. EGU’s compliance with the ACE rule may not be required until 2024 or later. MGE is currently evaluating how this rule may impact operations. Until the State of Wisconsin develops a plan that is accepted by the EPA, MGE will not be able to determine the final impact of the rule. MGE will continue to evaluate the rule and monitor ongoing and potential legal proceedings associated with the CPP and ACE rules.

•The EPA's rule to regulate ambient levels of ozone through the 2015 Ozone National Ambient Air Quality Standards (NAAQS). In May 2018, the EPA issued a final rule which designated the northeast portion of Milwaukee County as being in nonattainment with this NAAQS. The Elm Road Units are located in Milwaukee County, outside the designated nonattainment area. In August 2018, several environmental groups, the City of Chicago, and the State of Illinois filed federal lawsuits challenging several of the EPA's attainment designation decisions, including the partial Milwaukee County designation as being too narrow and not sufficiently protective. MGE is monitoring the outcome of this lawsuit and how it may affect our Elm Road Units in Milwaukee County. At this time, MGE expects that the 2015 Ozone NAAQS will not have a material effect on its existing plants based on final designations.

•Rules regulating nitrogen oxide (NOx) and sulfur dioxide (SO2) emissions, including the Cross State Air Pollution Rule (CSAPR) and Clean Air Visibility Rule (CAVR).

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

•The EPA's Coal Combustion Residuals Rule (CCR), which regulates coal ash from burning coal for the purpose of generating electricity as a solid waste, and defines what ash use activities would be considered generally exempt beneficial reuse of coal ash. The CCR rule also regulates landfills, ash ponds, and other surface impoundments used for coal combustion residuals by regulating their design, location, monitoring, and operation.

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

b.Legal Matters - MGE Energy and MGE.

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

c.Purchase Contracts - MGE Energy and MGE.

MGE Energy and MGE have entered into various commodity supply, transportation, and storage contracts to meet their obligations to deliver electricity and natural gas to customers. Management expects to recover these costs in future customer rates. The following table shows future commitments related to purchase contracts as of June 30, 2019:

(In thousands)	2019	2020	2021	2022	2023	Thereafter
Natural gas
Transportation and storage(a)	10,102	21,700	21,432	21,432	21,432	54,663
Supply(b)	8,822	10,280	-	-	-	-
Solar farms(c)	74	147	2,572	156	160	10,474
Other	92	928	929	97	99	1,079
	$19,090	$33,055	$24,933	$21,685	$21,691	$66,216

(a) MGE's natural gas transportation and storage contracts require fixed monthly payments for firm supply pipeline transportation and storage capacity. The pricing components of the fixed monthly payments for the transportation and storage contracts are established by FERC but may be subject to change.

(b)These commitments include market-based pricing.

(c) In July 2019 MGE entered into additional commitments related to operations of the Badger Hollow Solar Farm. The total of these commitments by year are as follows: $0.5 million in 2019, $0.2 million in 2020, $0.5 million in 2021, $0.6 million in 2022, $0.6 million in 2023, and $22.0 million thereafter.

d.Capital Purchase Commitments - MGE Energy and MGE.

Various contractual obligations contain minimum future commitments related to capital expenditures for certain construction projects, including the Two Creeks solar project and the Badger Hollow Solar Farm. As of June 30, 2019, the Two Creeks future minimum construction commitment is $52.8 million. In July 2019 MGE entered into an additional future minimum construction commitment of $59.9 million related to Badger Hollow. See Footnote 14 for more information.

10.

Rate Matters - MGE Energy and MGE.

a.Rate Proceedings.

In December 2018, the PSCW approved the settlement agreement between MGE and intervening parties in the rate case. The settlement decreases electric rates by 2.24%, or $9.2 million, in 2019. MGE will maintain this rate level for 2020, with the exception that MGE will file a 2020 Fuel Cost Plan in 2019 and MGE's electric rates will be adjusted accordingly. The decrease reflects the ongoing tax impacts of the Tax Act. Lower fuel costs and increase in rate base from renewable generation assets are additional items impacting the rate change. The settlement agreement increases gas rates by 1.06%, or $1.7 million, in 2019 and 1.46%, or $2.4 million, in 2020. The gas increase covers infrastructure costs. It also reflects the impacts of the Tax Act. The return on common stock equity for 2019 and 2020 is 9.8% based on a capital structure consisting of

56.6% common equity in 2019

and 56.1% common equity in 2020.

MGE did not file a base rate case for 2018.

b.Fuel Rules.

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

In July 2019, the PSCW issued a final decision in the 2018 fuel rules proceedings for MGE to refund additional fuel savings incurred to its retail electric customers over a one-month period. MGE will return $9.5 million plus accrued interest in October 2019. There was no change to the refund in the fuel rules proceedings from the amount MGE deferred in the previous year.

As of June 30, 2019, MGE had no 2019 fuel savings deferred. As of December 31, 2018, MGE had deferred $9.5 million of 2018 fuel savings.

11.

Derivative and Hedging Instruments - MGE Energy and MGE.

a.Purpose.

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

b.Notional Amounts.

The gross notional volume of open derivatives is as follows:

	June 30, 2019	December 31, 2018
Commodity derivative contracts	507,720 MWh	386,440 MWh
Commodity derivative contracts	7,140,000 Dth	5,260,000 Dth
FTRs	5,853 MW	2,252 MW
PPA	1,750 MW	2,050 MW

c.Financial Statement Presentation.

MGE purchases and sells exchange-traded and over-the-counter options, swaps, and future contracts. These arrangements are primarily entered into to help stabilize the price risk associated with gas or power purchases. These transactions are employed by both MGE's gas and electric segments. Additionally, as a result of the firm transmission agreements that MGE holds on electricity transmission paths in the MISO market, MGE holds financial transmission rights (FTRs). An FTR is a financial instrument that entitles the holder to a stream of revenues or charges based on the differences in hourly day-ahead energy prices between two points on the transmission grid. The fair values of these instruments are offset with a corresponding regulatory asset/liability depending on whether they are in a net loss/gain position. Depending on the nature of the instrument, the gain or loss associated with these transactions will be reflected as cost of gas sold, fuel for electric generation, or purchased power expense in the delivery month applicable to the instrument. As of June 30, 2019, the cost basis of exchange traded derivatives and FTRs exceeded their fair value by $0.9 million. As of December 31, 2018, the fair value of exchange traded derivatives and FTRs exceeded their cost basis by and $0.7 million.

MGE is a party to a purchased power agreement that provides MGE with firm capacity and energy during a base term from June 1, 2012, through May 31, 2022. The agreement also allows MGE an option to extend the contract after the base term. The agreement is accounted for as a derivative contract and is recognized at its fair value on the consolidated balance sheets. However, the derivative qualifies for regulatory deferral and is recognized with a corresponding regulatory asset or liability depending on whether the fair value is in a loss or gain position. The fair value of the contract as of June 30, 2019, and December 31, 2018, reflects a loss position of $32.6 million and $32.5 million, respectively. The actual cost will be recognized in purchased power expense in the month of purchase.

The following table summarizes the fair value of the derivative instruments on the consolidated balance sheets. All derivative instruments in this table are presented on a gross basis and are calculated prior to the netting of instruments with the same counterparty under a master netting agreement as well as the netting of collateral. For financial statement purposes, instruments are netted with the same counterparty under a master netting agreement as well as the netting of collateral. As of June 30, 2019, and December 31, 2018, the receivable margin account balance of $1.3 million and $1.2 million, respectively, is shown net of any collateral posted against derivative positions.

	Derivative	Derivative
(In thousands)	Assets	Liabilities	Balance Sheet Location
June 30, 2019
Commodity derivative contracts	$578	$1,322	Other current assets(a)
Commodity derivative contracts	81	713	Other deferred charges(a)
FTRs	430	-	Other current assets
PPA	N/A	10,670	Derivative liability (current)
PPA	N/A	21,900	Derivative liability (long-term)

December 31, 2018
Commodity derivative contracts	$727	$270	Other current assets
Commodity derivative contracts	74	72	Other deferred charges
FTRs	241	-	Other current assets
PPA	N/A	8,550	Derivative liability (current)
PPA	N/A	23,980	Derivative liability (long-term)

(a)As of June 30, 2019, collateral of $0 million was posted against and netted with derivative liability positions on the consolidated balance sheets. No collateral was posted against derivative positions as of December 31, 2018.

The following tables show the effect of netting arrangements for recognized derivative assets and liabilities that are subject to a master netting arrangement or similar arrangement on the consolidated balance sheets.

Offsetting of Derivative Assets
(In thousands)	Gross Amounts	Gross Amounts Offset in Balance Sheets	Collateral Posted Against Derivative Positions	Net Amount Presented in Balance Sheets
June 30, 2019
Commodity derivative contracts	$659	$(343)	$-	$316
FTRs	430	-	-	430

December 31, 2018
Commodity derivative contracts	$801	$(342)	$-	$459
FTRs	241	-	-	241

Offsetting of Derivative Liabilities
(In thousands)	Gross Amounts	Gross Amounts Offset in Balance Sheets	Collateral Posted Against Derivative Positions	Net Amount Presented in Balance Sheets
June 30, 2019
Commodity derivative contracts	$2,035	$(343)	$(1,692)	$-
PPA	32,570	-	-	32,570

December 31, 2018
Commodity derivative contracts	$342	$(342)	$-	$-
PPA	32,530	-	-	32,530

The following tables summarize the unrealized and realized gains (losses) related to the derivative instruments on the consolidated balance sheets and the consolidated statements of income.

	2019		2018
(In thousands)	Current and Long-Term Regulatory Asset	Other Current Assets	Current and Long-Term Regulatory Asset	Other Current Assets
Three Months Ended June 30:
Balance at April 1,	$31,023	$259	$41,241	$319
Unrealized gain	3,228	-	(4,027)	-
Realized (loss) gain reclassified to a deferred account	(731)	731	(363)	363
Realized (loss) gain reclassified to income statement	(4)	(112)	73	(42)
Balance as of June 30,	$33,516	$878	$36,924	$640

Six Months Ended June 30:
Balance at January 1,	$31,830	$377	$41,958	$806
Unrealized gain	2,306	-	(3,899)	-
Realized (loss) gain reclassified to a deferred account	(991)	991	(521)	521
Realized (loss) gain reclassified to income statement	371	(490)	(614)	(687)
Balance as of June 30,	$33,516	$878	$36,924	$640

	Realized Losses (Gains)
	2019		2018
(In thousands)	Fuel for Electric Generation/ Purchased Power	Cost of Gas Sold	Fuel for Electric Generation/ Purchased Power	Cost of Gas Sold
Three Months Ended June 30:
Commodity derivative contracts	$299	$99	$(190)	$22
FTRs	61	-	(300)	-
PPA	(343)	-	437	-

Six Months Ended June 30:
Commodity derivative contracts	$568	$377	$184	$637
FTRs	(74)	-	(475)	-
PPA	(752)	-	955	-

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

The PPA has a provision that may require MGE to post collateral if MGE's debt rating falls below investment grade (i.e., below BBB-). The amount of collateral that it may be required to post varies from $20.0 million to $40.0 million, depending on MGE's nominated capacity amount. As of June 30, 2019, no collateral is required to be, or has been, posted. Certain counterparties extend MGE a credit limit. If MGE exceeds these limits, the counterparties may require collateral to be posted. No counterparties were in a net liability position as of June 30, 2019 and December 31, 2018.

Nonperformance of counterparties to the non-exchange traded derivatives could expose MGE to credit loss. However, MGE enters into transactions only with companies that meet or exceed strict credit guidelines, and it monitors these counterparties on an ongoing basis to mitigate nonperformance risk in its portfolio. As of June 30, 2019, no counterparties have defaulted.

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

a.Fair Value of Financial Assets and Liabilities Recorded at the Carrying Amount.

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

	June 30, 2019		December 31, 2018
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
MGE Energy
Assets:
Cash and cash equivalents	$69,913	$69,913	$83,102	$83,102
Liabilities:
Short-term debt - commercial paper	23,500	23,500	13,000	13,000
Long-term debt(a)	500,168	562,969	502,431	518,811

MGE
Assets:
Cash and cash equivalents	$6,383	$6,383	$4,843	$4,843
Liabilities:
Short-term debt - commercial paper	23,500	23,500	13,000	13,000
Long-term debt(a)	500,168	562,969	502,431	518,811

(a) Includes long-term debt due within one year. Excludes debt issuance costs and unamortized discount of $4.3million and $4.5million as of June 30, 2019, and December 31, 2018, respectively.

b.Recurring Fair Value Measurements.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis.

	Fair Value as of June 30, 2019
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Derivatives, net(b)	$1,089	$342	$-	$747
Exchange-traded investments	1,079	1,079	-	-
Total Assets	$2,168	$1,421	$-	$747
Liabilities:
Derivatives, net	$34,605	$521	$-	$34,084
Deferred compensation	3,131	-	3,131	-
Total Liabilities	$37,736	$521	$3,131	$34,084

MGE
Assets:
Derivatives, net(b)	$1,089	$342	$-	$747
Exchange-traded investments	189	189	-	-
Total Assets	$1,278	$531	$-	$747
Liabilities:
Derivatives, net	$34,605	$521	$-	$34,084
Deferred compensation	3,131	-	3,131	-
Total Liabilities	$37,736	$521	$3,131	$34,084

	Fair Value as of December 31, 2018
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Derivatives, net	$1,042	$296	$-	$746
Exchange-traded investments	848	848	-	-
Total Assets	$1,890	$1,144	$-	$746
Liabilities:
Derivatives, net	$32,872	$124	$-	$32,748
Deferred compensation	3,078	-	3,078	-
Total Liabilities	$35,950	$124	$3,078	$32,748

MGE
Assets:
Derivatives, net	$1,042	$296	$-	$746
Exchange-traded investments	43	43	-	-
Total Assets	$1,085	$339	$-	$746
Liabilities:
Derivatives, net	$32,872	$124	$-	$32,748
Deferred compensation	3,078	-	3,078	-
Total Liabilities	$35,950	$124	$3,078	$32,748

(b) These amounts are shown gross and exclude $0 million of collateral that was posted against derivative positions with counterparties as of June 30, 2019.

No transfers were made in or out of Level 1 or Level 2 for the six months ended June 30, 2019.

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

The following table presents the significant unobservable inputs used in the pricing model.

	Model Input
Significant Unobservable Inputs	June 30, 2019	December 31, 2018
Basis adjustment:
On peak	92.2%	92.1%
Off peak	92.7%	92.8%
Counterparty fuel mix:
Internal generation	40.0% - 60.0%	50.0% - 75.0%
Purchased power	60.0% - 40.0%	50.0% - 25.0%

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

The following table summarizes the changes in Level 3 commodity derivative assets and liabilities measured at fair value on a recurring basis.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2019	2018	2019	2018
Beginning balance	$(31,283)	$(41,463)	$(32,002)	$(42,026)
Realized and unrealized gains (losses):
Included in regulatory assets	(2,054)	4,130	(1,335)	4,693
Included in other comprehensive income	-	-	-	-
Included in earnings	(792)	82	(1,436)	(460)
Included in current assets	(376)	(297)	(203)	(470)
Purchases	5,858	6,032	11,623	11,866
Sales	-	-	-	-
Issuances	-	-	-	-
Settlements	(4,690)	(5,816)	(9,984)	(10,935)
Transfers in and/or out of Level 3	-	-	-	-
Balance as of June 30,	$(33,337)	$(37,332)	$(33,337)	$(37,332)
Total gains (losses) included in earnings attributed to
the change in unrealized gains (losses) related to
assets and liabilities held at June 30,(c)	$-	$-	$-	$-

The following table presents total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis (c).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2019	2018	2019	2018
Purchased Power Expense	$(693)	$60	$(1,249)	$(663)
Cost of Gas Sold Expense	(99)	22	(187)	203
Total	$(792)	$82	$(1,436)	$(460)

(c) MGE's exchange-traded derivative contracts, over-the-counter party transactions, purchased power agreement, and FTRs are subject to regulatory deferral. These derivatives are therefore marked to fair value and are offset in the financial statements with a corresponding regulatory asset or liability.

13.

Asset Retirement Obligation - MGE Energy and MGE.

A liability for the fair value of an asset retirement obligation (ARO) is recognized in the period in which it is incurred if it can be reasonably estimated. The offsetting associated asset retirement costs are capitalized as a long-lived asset and depreciated over the asset's useful life.As of June 30, 2019, MGE recorded an obligation of $1.5 million for the fair value of its legal liability for an ARO associated with the Saratoga Wind Farm. MGE has regulatory treatment and recognizes regulatory assets or liabilities for the timing differences between when we recover legal AROs in rates and when those costs would actually be recognized.

14.

Joint Plant Ownership - MGE Energy and MGE.

a. Two Creeks.

In May

2019,

MGE acquired a 33% ownership interest in a 150 MW solar generation array in the Town of Two Creeks and the City of Two Rivers in Manitowoc and Kewanee Counties, Wisconsin. MGE’s sole principal asset will be the 33% undivided ownership interest in the solar generation facility, which is being constructed. The estimated share of capital costs for MGE’s ownership interest is approximately $65 million (excluding capitalized interest).

As of June 30, 2019, $16.5 million (excluding capitalized interest) related to this project is reflected in "Construction work in progress" on the consolidated balance sheets. The project is anticipated to be completed by the end of 2020.

b. Badger Hollow.

In July

2019,

MGE acquired a 33% ownership interest in a 150 MW solar generation array in southwestern Wisconsin in Iowa County, near the villages of Montfort and Cobb. MGE’s sole principal asset will be the 33% undivided ownership interest in the solar generation facility which is being constructed. The estimated share of capital costs for MGE’s ownership interest is approximately $65 million (excluding capitalized interest).

As of June 30, 2019, $1.0 million (excluding capitalized interest) related to this project is reflected in "Construction work in progress" on the consolidated balance sheets. The project is anticipated to be completed by the end of 2020.

15.

Revenue - MGE Energy and MGE.

Revenues disaggregated by revenue source were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30,		June 30,
Electric revenues	2019	2018	2019	2018
Residential	$30,749	$32,217	$65,330	$65,476
Commercial	52,762	50,174	102,015	97,626
Industrial	3,322	4,630	6,253	7,525
Other-retail/municipal	8,946	8,527	17,185	16,814
Total retail	95,779	95,548	190,783	187,441
Sales to the market	790	2,795	2,751	4,829
Other revenues	294	724	745	1,188
Total electric revenues	96,863	99,067	194,279	193,458

Gas revenues
Residential	16,000	15,620	56,317	52,171
Commercial/Industrial	7,883	8,206	36,008	33,158
Total retail	23,883	23,826	92,325	85,329
Gas transportation	1,094	1,053	2,630	2,189
Other revenues	93	101	215	227
Total gas revenues	25,070	24,980	95,170	87,745

Non-regulated energy revenues	214	215	267	691
Total Operating Revenue	$122,147	$124,262	289,716	$281,894

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

The following tables show segment information for MGE Energy's operations for the indicated periods:

(In thousands) MGE Energy	Electric	Gas	Non-regulated Energy	Transmission Investment	All Others	Consolidation/ Elimination Entries	Consolidated Total
Three Months Ended June 30, 2019
Operating revenues	$96,863	$25,070	$214	$-	$-	$-	$122,147
Interdepartmental revenues	198	1,929	9,995	-	-	(12,122)	-
Total operating revenues	97,061	26,999	10,209	-	-	(12,122)	122,147
Depreciation and amortization	(13,379)	(2,843)	(1,869)	-	-	-	(18,091)
Other operating expenses	(73,130)	(22,931)	(33)	-	(301)	12,122	(84,273)
Operating income (loss)	10,552	1,225	8,307	-	(301)	-	19,783
Other income (deductions), net	1,788	1,170	-	2,267	(206)	-	5,019
Interest (expense) income, net	(3,826)	(1,032)	(1,275)	-	384	-	(5,749)
Income (loss) before taxes	8,514	1,363	7,032	2,267	(123)	-	19,053
Income tax (provision) benefit	(638)	(412)	(1,916)	(619)	80	-	(3,505)
Net income (loss)	$7,876	$951	$5,116	$1,648	$(43)	$-	$15,548

Three Months Ended June 30, 2018
Operating revenues	$99,067	$24,980	$215	$-	$-	$-	$124,262
Interdepartmental revenues	(245)	3,493	9,847	-	-	(13,095)	-
Total operating revenues	98,822	28,473	10,062	-	-	(13,095)	124,262
Depreciation and amortization	(9,575)	(2,445)	(1,852)	-	-	-	(13,872)
Other operating expenses	(74,535)	(24,232)	(34)	(5)	(448)	13,095	(86,159)
Operating income (loss)	14,712	1,796	8,176	(5)	(448)	-	24,231
Other income, net	1,562	752	-	1,916	501	-	4,731
Interest (expense) income, net	(2,952)	(887)	(1,334)	-	390	-	(4,783)
Income before taxes	13,322	1,661	6,842	1,911	443	-	24,179
Income tax provision	(2,986)	(372)	(1,864)	(522)	(84)	-	(5,828)
Net income	$10,336	$1,289	$4,978	$1,389	$359	$-	$18,351

Six Months Ended June 30, 2019
Operating revenues	$194,279	$95,170	$267	$-	$-	$-	$289,716
Interdepartmental revenues	397	6,891	19,968	-	-	(27,256)	-
Total operating revenues	194,676	102,061	20,235	-	-	(27,256)	289,716
Depreciation and amortization	(25,888)	(5,603)	(3,739)	-	-	-	(35,230)
Other operating expenses	(146,424)	(84,369)	(81)	-	(575)	27,256	(204,193)
Operating income (loss)	22,364	12,089	16,415	-	(575)	-	50,293
Other income, net	3,441	1,724	-	4,436	269	-	9,870
Interest (expense) income, net	(7,491)	(2,072)	(2,565)	-	732	-	(11,396)
Income before taxes	18,314	11,741	13,850	4,436	426	-	48,767
Income tax provision	(1,088)	(3,031)	(3,773)	(1,210)	(111)	-	(9,213)
Net income	$17,226	$8,710	$10,077	$3,226	$315	$-	$39,554

Six Months Ended June 30, 2018
Operating revenues	$193,458	$87,745	$691	$-	$-	$-	$281,894
Interdepartmental revenues	(214)	7,840	19,667	-	-	(27,293)	-
Total operating revenues	193,244	95,585	20,358	-	-	(27,293)	281,894
Depreciation and amortization	(18,953)	(4,840)	(3,702)	-	-	-	(27,495)
Other operating expenses	(151,110)	(79,427)	(77)	(8)	(651)	27,293	(203,980)
Operating income (loss)	23,181	11,318	16,579	(8)	(651)	-	50,419
Other income, net	3,292	1,518	-	4,288	552	-	9,650
Interest (expense) income, net	(5,819)	(1,726)	(2,682)	-	705	-	(9,522)
Income before taxes	20,654	11,110	13,897	4,280	606	-	50,547
Income tax provision	(4,186)	(2,830)	(3,786)	(1,170)	(223)	-	(12,195)
Net income	$16,468	$8,280	$10,111	$3,110	$383	$-	$38,352

The following tables show segment information for MGE's operations for the indicated periods:

(In thousands) MGE	Electric	Gas	Non-regulated Energy	Consolidation/ Elimination Entries	Consolidated Total
Three Months Ended June 30, 2019
Operating revenues	$96,863	$25,070	$214	$-	$122,147
Interdepartmental revenues	198	1,929	9,995	(12,122)	-
Total operating revenues	97,061	26,999	10,209	(12,122)	122,147
Depreciation and amortization	(13,379)	(2,843)	(1,869)	-	(18,091)
Other operating expenses	(73,130)	(22,931)	(33)	12,122	(83,972)
Operating income	10,552	1,225	8,307	-	20,084
Other income, net	1,788	1,170	-	-	2,958
Interest expense, net	(3,826)	(1,032)	(1,275)	-	(6,133)
Income before taxes	8,514	1,363	7,032	-	16,909
Income tax provision	(638)	(412)	(1,916)	-	(2,966)
Net income	7,876	951	5,116	-	13,943
Less: Net income attributable to
noncontrolling interest, net of tax	-	-	-	(5,621)	(5,621)
Net income attributable to MGE	$7,876	$951	$5,116	$(5,621)	$8,322
Three Months Ended June 30, 2018
Operating revenues	$99,067	$24,980	$215	$-	$124,262
Interdepartmental revenues	(245)	3,493	9,847	(13,095)	-
Total operating revenues	98,822	28,473	10,062	(13,095)	124,262
Depreciation and amortization	(9,575)	(2,445)	(1,852)	-	(13,872)
Other operating expenses	(74,535)	(24,232)	(35)	13,095	(85,707)
Operating income	14,712	1,796	8,175	-	24,683
Other income, net	1,561	753	-	-	2,314
Interest expense, net	(2,952)	(887)	(1,334)	-	(5,173)
Income before taxes	13,321	1,662	6,841	-	21,824
Income tax provision	(2,985)	(373)	(1,863)	-	(5,221)
Net income	10,336	1,289	4,978	-	16,603
Less: Net income attributable to
noncontrolling interest, net of tax	-	-	-	(5,505)	(5,505)
Net income attributable to MGE	$10,336	$1,289	$4,978	$(5,505)	$11,098
Six Months Ended June 30, 2019
Operating revenues	$194,279	$95,170	$267	$-	$289,716
Interdepartmental revenues	397	6,891	19,968	(27,256)	-
Total operating revenues	194,676	102,061	20,235	(27,256)	289,716
Depreciation and amortization	(25,888)	(5,603)	(3,739)	-	(35,230)
Other operating expenses	(146,424)	(84,369)	(81)	27,256	(203,618)
Operating income	22,364	12,089	16,415	-	50,868
Other income, net	3,441	1,724	-	-	5,165
Interest expense, net	(7,491)	(2,072)	(2,565)	-	(12,128)
Income before taxes	18,314	11,741	13,850	-	43,905
Income tax provision	(1,088)	(3,031)	(3,773)	-	(7,892)
Net income	17,226	8,710	10,077	-	36,013
Less: Net income attributable to
noncontrolling interest, net of tax	-	-	-	(11,111)	(11,111)
Net income attributable to MGE	$17,226	$8,710	$10,077	$(11,111)	$24,902
Six Months Ended June 30, 2018
Operating revenues	$193,458	$87,745	$691	$-	$281,894
Interdepartmental revenues	(214)	7,840	19,667	(27,293)	-
Total operating revenues	193,244	95,585	20,358	(27,293)	281,894
Depreciation and amortization	(18,953)	(4,840)	(3,702)	-	(27,495)
Other operating expenses	(151,110)	(79,427)	(78)	27,293	(203,322)
Operating income	23,181	11,318	16,578	-	51,077
Other income, net	3,292	1,519	-	-	4,811
Interest expense, net	(5,819)	(1,726)	(2,682)	-	(10,227)
Income before taxes	20,654	11,111	13,896	-	45,661
Income tax provision	(4,186)	(2,831)	(3,785)	-	(10,802)
Net income	16,468	8,280	10,111	-	34,859
Less: Net income attributable to
noncontrolling interest, net of tax	-	-	-	(11,311)	(11,311)
Net income attributable to MGE	$16,468	$8,280	$10,111	$(11,311)	$23,548

The following table shows segment information for assets and capital expenditures:

	Utility		Consolidated
(In thousands) MGE Energy	Electric	Gas	Non-regulated Energy	Transmission Investment	All Others	Consolidation/ Elimination Entries	Total
Assets:
June 30, 2019	$1,250,755	$369,467	$261,707	$68,350	$453,604	$(377,797)	$2,026,086
December 31, 2018	1,193,083	377,005	265,301	66,366	465,661	(378,798)	1,988,618
Capital Expenditures:
Six months ended June 30, 2019	$62,281	$15,028	$1,783	$-	$-	$-	$79,092
Year ended Dec. 31, 2018	176,399	30,497	5,301	-	-	-	212,197

	Utility		Consolidated
(In thousands) MGE	Electric	Gas	Non-regulated Energy	Elimination Entries	Total
Assets:
June 30, 2019	$1,250,755	$369,467	$261,657	$(213)	$1,881,666
December 31, 2018	1,193,083	377,005	265,251	(448)	1,834,891
Capital Expenditures:
Six months ended June 30, 2019	$62,281	$15,028	$1,783	$-	$79,092
Year ended Dec. 31, 2018	176,399	30,497	5,301	-	212,197

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

MGE Energy is an investor-owned public utility holding company operating through subsidiaries in five business segments:

•Regulated electric utility operations, conducted through MGE,

•Regulated gas utility operations, conducted through MGE,

•Nonregulated energy operations, conducted through MGE Power and its subsidiaries,

•Transmission investments, representing our equity investment in ATC and ATC Holdco, and

•All other, which includes corporate operations and services.

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

We earn our revenue and generate cash from operations by providing electric and natural gas utility services, including electric power generation and electric power and gas distribution. The earnings and cash flows from the utility business are sensitive to various external factors, including:

•Weather, and its impact on customer sales,

•Economic conditions, including current business activity and employment and their impact on customer demand,

•Regulation and regulatory issues, and their impact on the timing and recovery of costs,

•Energy commodity prices, including natural gas prices,

•Equity price risk pertaining to pension related assets,

•Credit market conditions, including interest rates and our debt credit rating,

•Environmental laws and regulations, including adopted and pending environmental rule changes, and

•Other factors listed in "Item 1A. Risk Factors" in our 2018 Annual Report on Form 10-K.

For the three months ended June 30, 2019, MGE Energy's earnings were $15.5 million or $0.45 per share compared to $18.4 million or $0.53 per share for the same period in the prior year. MGE's earnings for the three months ended June 30, 2019, were $8.3 million compared to $11.1 million for the same period in the prior year.

For the six months ended June 30, 2019, MGE Energy's earnings were $39.6 million or $1.14 per share compared to $38.4 million or $1.11 per share for the same period in the prior year. MGE's earnings for the six months ended June 30, 2019, were $24.9 million compared to $23.5 million for the same period in the prior year.

MGE Energy's net income was derived from our business segments as follows:

	Three Months Ended		Six Months Ended
(In millions)	June 30,		June 30,
Business Segment:	2019	2018	2019	2018
Electric Utility	$7.9	$10.3	$17.2	$16.5
Gas Utility	0.9	1.3	8.7	8.3
Nonregulated Energy	5.1	5.0	10.1	10.1
Transmission Investments	1.6	1.4	3.3	3.1
All Other	-	0.4	0.3	0.4
Net Income	$15.5	$18.4	$39.6	$38.4

Our net income during the three and six months ended June 30, 2019, compared to the same period in the prior year primarily reflects the effects of the following factors:

Electric Utility

An increase in owned generation assets included in rate base contributed to increased earnings for the three and six months ended June 30, 2019, as a result of the completion of the Saratoga Wind Farm. Earnings from electric retail sales decreased reflecting lower customer demand resulting from cooler weather experienced in June compared to the same period in the prior year.

Gas Utility

For the three months ended June 30, 2019, gas operating income decreased primarily related to a decrease in gas retail sales resulting from cooler weather in April 2018. For the six months ended June 30, 2019, gas operating income increased primarily related to an increase in gas retail sales reflecting higher customer demand resulting from colder weather experienced during the first quarter compared to the same period in the prior year and an increase in retail customers. Heating degree days (a measure for determining the impact of weather during the heating season) increased by 7.3% in the first quarter compared to the comparable period in the prior year.

During the first six months of 2019, the following events occurred:

2019/2020 Rate Settlement: In December 2018, the PSCW approved the settlement agreement between MGE and intervening parties in the rate case. The settlement decreases electric rates by 2.24% or $9.2 million in 2019. MGE will maintain this rate level for 2020, with the exception that MGE will file a 2020 Fuel Cost Plan in 2019 and MGE's electric rates will be adjusted accordingly. The decrease reflects the ongoing tax impacts of the Tax Act. Lower fuel costs and increase in rate base from renewable generation assets are additional items impacting the rate change. The settlement agreement increases gas rates by 1.06% or $1.7 million in 2019 and 1.46% or $2.4 million in 2020. The increase covers infrastructure costs. It also reflects the impacts of the Tax Act.

Pension and Other Postretirement Benefit Costs: Costs for pension and other postretirement benefits are affected by actual investment returns on the assets held for those benefits and by the discount rate, which is sensitive to interest rates, used to calculate those benefits. Volatility in interest rates and investment returns could affect the value of the pension and postretirement benefit obligations. These changes may affect benefit costs in future years. As a result of lower investment returns in the fourth quarter of 2018, pension and postretirement benefit costs increased in 2019. In July 2019, the PSCW approved MGE’s request to defer the difference between estimated pension and other postretirement costs included in the 2019 and 2020 rate settlement and actual expense incurred up to $5.9 million. MGE expects that the deferred cost for employee benefit plans will be factored into future rate actions starting in 2021. For the three and six months ended June 30, 2019, MGE has deferred approximately $3 million of pension and other postretirement costs.

Saratoga Wind Farm: In December 2017, the PSCW authorized construction of a 66 MW wind farm, consisting of 33 turbines, located near Saratoga, Iowa. Construction of the project was completed in February 2019 for approximately $112 million. MGE received specific approval to recover 100% AFUDC on the project. After tax, MGE has recognized $0.8 million in AFUDC equity related to this project for the three and six months ended June 30, 2019.

Columbia: MGE and WPL negotiated an amendment to the existing Columbia joint operating agreement, effective January 1, 2017, under which MGE reduced its obligation to pay certain capital expenditures (other than SCR-related expenditures) at Columbia in exchange for a proportional reduction in MGE's ownership in Columbia. On January 1 of each year from 2017 through 2019 and then on June 1, 2020, the ownership percentage is adjusted through a partial sale based on the amount of capital expenditures foregone. As of December 31, 2018, MGE classified $3.1 million of Columbia assets as held-for-sale on the consolidated balance sheets. In January 2019, MGE reduced its ownership interest in Columbia from 19.4% to 19.1% as a result of the partial sale of plant assets to WPL.

Utility Solar – Two Creeks: In May 2019, MGE a acquired a 33% ownership interest in a 150 MW solar generation array in the Town of Two Creeks and the City of Two Rivers in Manitowoc and Kewanee Counties, Wisconsin. MGE's sole principal asset will be the 33% undivided ownership interest in the solar generation facility, which is being constructed. The estimated share of capital costs for that ownership interest is approximately $65 million (excluding capitalized interest). As of June 30, 2019, $16.5 million (excluding capitalized interest) related to this project is reflected in "Construction work in progress" on the consolidated balance sheets. The project is anticipated to be completed by the end of 2020.

Utility Solar – Badger Hollow: In July 2019, MGE a acquired a 33% ownership interest in a 150 MW solar generation array in southwestern Wisconsin in Iowa County, near the villages of Montfort and Cobb. MGE's sole principal asset will be the 33% undivided ownership interest in the solar generation facility which is being constructed. The estimated share of capital costs for that ownership interest is approximately $65 million (excluding capitalized interest). As of June 30, 2019, $1.0 million (excluding capitalized interest) related to this project is reflected in "Construction work in progress" on the consolidated balance sheets. The project is anticipated to be completed by the end of 2020.

In the near term, several items may affect us, including:

2018 Annual Fuel Proceeding: In July 2019, the PSCW issued a final decision in the 2018 fuel rules proceedings for MGE to refund additional fuel savings incurred to its retail electric customers over a one-month period. MGE will return $9.5 million plus accrued interest in October 2019. There was no change to the refund in the fuel rules proceedings from the amount MGE deferred as of December 31, 2018.

2018 Tax Reform: Customer rates approved for 2018 reflect an income tax rate of 35 percent. In January 2018, the PSCW issued an order directing Wisconsin investor-owned utilities to defer the over-collection of income tax expense as a result of the decrease in tax rate to 21 percent. As of December 31, 2018, MGE has deferred $3.1 million as a regulatory liability and recorded a corresponding reduction in operating revenues for over-collection of income tax expense (net of customer bill credits). The amount to return is subject to PSCW's review, expected to occur in 2019.

Tax Reform: Pursuant to the Tax Act, deferred income tax balances as of December 31, 2017, were remeasured to reflect the decrease in corporate tax rate. A $130.5 million regulatory liability was recorded given that changes in income taxes are generally passed through in customer rates for the regulated utility. The amount and timing of the cash impacts will depend on the period over which certain income tax benefits are provided to customers, which will be determined by the PSCW. A portion of the regulatory liability is being returned to customers using a normalization method of accounting.

ATC Return on Equity: Several parties have filed complaints with the FERC seeking to reduce the ROE used by MISO transmission owners, including ATC. Any change to ATC's ROE could result in lower equity earnings and distributions from ATC in the future. We derived approximately 8.0% and 7.5% of our net income for the six months ended June 30, 2019 and 2018, respectively, from our investment in ATC. See "Other Matters" below for additional information concerning ATC.

Environmental Initiatives: There are proposed legislative rules and initiatives involving matters related to air emissions, water effluent, hazardous materials, and greenhouse gases, all of which affect generation plant capital expenditures and operating costs as well as future operational planning. At present, it is unclear how the changes in the Presidential and EPA administrations may affect existing, pending or new legislative or rulemaking proposals or regulatory initiatives. Such legislation and rulemaking could significantly affect the costs of owning and operating fossil-fueled generating plants, such as Columbia and the Elm Road Units, from which we derive approximately 43% of our electric generating capacity as of June 30, 2019. We would expect to seek and receive recovery of any such costs in rates; however, it is difficult to estimate the amount of such costs due to the uncertainty as to the timing and form of the legislation and rules, and the scope and time of the recovery of costs in rates, which may lag the incurrence of those costs.

EPA's Clean Power Plan and Affordable Clean Energy Rule: In 2015, the EPA finalized the Clean Power Plan (CPP), which directed states to submit plans to reduce GHG emissions from the electric generation sector. Implementation of the rule is currently stayed by order to the U.S. Supreme Court. If ultimately upheld, the CPP could have a material effect on MGE’s operations. In July 2019, the EPA published a final rule which repeals the CPP and creates the replacement Affordable Clean Energy (ACE) rule to reduce greenhouse gas emissions from existing EGUs. The ACE Rule will apply to Columbia and the Elm Road Units. MGE is currently evaluating how this rule may impact operations. Until the State of Wisconsin develops a plan that is accepted by the EPA, MGE will not be able to determine the final impact of the rule. MGE will continue to evaluate the rule and monitor ongoing and potential legal proceedings associated with the CPP and ACE rules.

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

Future Generation – Utility Solar: In August 2019, MGE and WEPCO filed a joint application with the PSCW for the approval to acquire 150 MW of solar generating capacity for a solar project in Wisconsin, Badger Hollow Solar Farm II. MGE's ownership share of the project is expected to be 50 MW. If approved by the PSCW, construction of the project is expected to begin in 2020. MGE's share of the construction cost is expected to be approximately $65 million.

Financing Plans: MGE has regulatory authority to issue up to $50 million of new long-term debt to finance authorized utility capital expenditures, including the recently authorized solar farm projects Two Creeks and Badger Hollow.

The following discussion is based on the business segments as discussed in Footnote 16 of the Notes to Consolidated Financial Statements in this Report.

Results of Operations

Results of operations include financial information prepared in accordance with GAAP and electric and gas margins, both which are non-GAAP measures. Electric margin (electric revenues less fuel for electric generation and purchase power costs) and gas margin (gas revenues less cost of gas sold) are non-GAAP measures because they exclude items used in the calculation of the most comparable GAAP measure, operating income. These exclusions consist of nonregulated operating revenues, other operations and maintenance expense, depreciation and amortization expense, and other general taxes expense. Thus, electric and gas margin are not measures determined in accordance with GAAP.

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

Three Months Ended June 30, 2019 and 2018

The following table provides a calculation of electric and gas margins (non-GAAP), along with a reconciliation to the most comparable GAAP measure, operating income:

	Three Months Ended June 30,
(In millions)	2019	2018	$ Change
Electric revenues	$96.9	$99.1	$(2.2)
Fuel for electric generation	(10.4)	(15.3)	4.9
Purchased power	(11.0)	(13.0)	2.0
Total Electric Margins	75.5	70.8	4.7

Gas revenues	25.1	25.0	0.1
Cost of gas sold	(8.9)	(9.6)	0.7
Total Gas Margins	16.2	15.4	0.8

Other operating revenues	0.2	0.2	-
Other operations and maintenance	(49.0)	(43.4)	(5.6)
Depreciation and amortization	(18.1)	(13.9)	(4.2)
Other general taxes	(5.0)	(4.9)	(0.1)
Operating Income	$19.8	$24.2	$(4.4)

Operating income for the three months ended June 30, 2019, compared to the same period in the prior year primarily reflects the effects of the following factors:

•A $2.2 million decrease in electric revenue driven by a decrease in residential sales as a result of cooler weather.

•A $4.9 million decrease in fuel for electric generation driven by lower costs from the generation of Saratoga (construction was completed in February 2019) and lower internal generation as a result of timing of scheduled plant outages at Columbia and the Elm Road units.

•A $2.0 million decrease in purchased power costs driven by lower costs in the market.

•A $0.7 million decrease in cost of gas sold driven by decreased gas sales.

•A $5.6 million increase in other operations and maintenance. See consolidated operations and maintenance expenses section below.

•A $4.2 million increase in depreciation and amortization expense driven by accelerated depreciation expense for specified electric assets as discussed in the consolidated depreciation expense section below.

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the periods indicated:

	Revenues			Sales (kWh)
(In thousands)	Three Months Ended June 30,			Three Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
Residential	$30,749	$32,217	(4.6)%	173,125	200,224	(13.5)%
Commercial	52,762	50,174	5.2%	445,437	470,504	(5.3)%
Industrial	3,322	4,630	(28.3)%	44,314	46,237	(4.2)%
Other-retail/municipal	8,946	8,527	4.9%	97,004	98,147	(1.2)%
Total retail	95,779	95,548	0.2%	759,880	815,112	(6.8)%
Sales to the market	790	2,795	(71.7)%	21,614	85,937	(74.8)%
Other revenues	294	724	(59.4)%	-	-	- %
Total	$96,863	$99,067	(2.2)%	781,494	901,049	(13.3)%

Cooling degree days (normal 187)				118	247	(52.2)%

Electric margin, a non-GAAP measure, increased $4.7 million for the three months ended June 30, 2019, compared to the same period in 2018, due to the following:

(In millions)
Revenue subject to refund, net	$9.2
Decreased fuel costs	3.5
Decrease in volume	(4.4)
Rate changes	(2.2)
Other	(1.4)
Total	$4.7

•Revenue subject to refund. For cost recovery mechanisms, any over-collection of the difference between actual costs incurred and the amount of costs collected from customers is recorded as a reduction of revenue in the period incurred.

oTax Act. MGE received a PSCW order in January 2018 to defer the over-collection of income tax expense collected in customer rates as a result of the Tax Act reduction in federal income tax rate to 21 percent. During the three months ended June 30, 2018, MGE returned $3.1 million to electric customers through bill credits related to the tax credit.

oFuel-related costs. MGE's fuel-related costs subject to refund in 2018 was $3.8 million. There were no fuel-related costs subject to refund in 2019. Under fuel rules, MGE is required to defer electric fuel-related costs that fall outside a 2% cost tolerance band around the amount used in the most recent rate proceeding.

oTransmission. MGE's transmission costs subject to refund decreased revenue $0.6 million in 2019. In 2018, MGE recorded a $1.8 million reduction in retail electric revenues primarily related to a one-time refund received in June 2018.

oOperating Costs. MGE recognized revenue for electric plant operating costs subject to refund from previous years of $0.4 million in 2019. In 2018, MGE recorded a $1.4 million reduction in retail electric revenues primarily related to lower leased generation costs due to the reduction in tax rate.

•Fuel costs. Fuel costs decreased during the three months ended June 30, 2019, primarily as a result of a scheduled plant outage in 2019 and a reduction in purchased power. The commercial operation of the Saratoga Wind Farm in February 2019 decreased the need for purchased power contributing to the reduction in fuel costs in the current quarter.

•Volume. During the three months ended June 30, 2019, there was a 13.5% decrease in residential electric sales volumes compared to the same period in the prior year driven by decreased customer demand as a result of cooler weather in 2019.

•Rate changes. Rates charged to retail customers during the three months ended June 30, 2019, were $2.2 million lower than those charged during the same period in the prior year.

In December 2018, the PSCW authorized MGE to decrease 2019 rates for electric retail customers by 2.24%.

•Other. During the three months ended June 30, 2019, other items affecting electric operating revenues decreased $1.4 million primarily attributable to a decrease in demand charges.

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class for each of the periods indicated:

	Revenues			Therms Delivered
(In thousands, except HDD and average rate per therm of retail customer)	Three Months Ended June 30,			Three Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
Residential	$16,000	$15,620	2.4%	14,804	15,344	(3.5)%
Commercial/Industrial	7,883	8,206	(3.9)%	14,723	15,649	(5.9)%
Total retail	23,883	23,826	0.2%	29,527	30,993	(4.7)%
Gas transportation	1,094	1,053	3.9%	16,144	16,534	(2.4)%
Other revenues	93	101	(7.9)%	-	-	- %
Total	$25,070	$24,980	0.4%	45,671	47,527	(3.9)%

Heating degree days (normal 809)				873	939	(7.0)%
Average rate per therm of
retail customer	$0.809	$0.769	5.2%

Gas margin, a non-GAAP measure, increased $0.8 million for the three months ended June 30, 2019, compared to the same period in 2018, due to the following:

(In millions)
Revenue subject to refund, net	$0.5
Other	0.3
Rate changes	0.2
Decrease in volume	(0.2)
Total	$0.8

•Revenue subject to refund - Tax Act. MGE received a PSCW order in January 2018 to defer the over-collection of income tax expense collected in customer rates as a result of the Tax Act reduction in federal income tax rate to 21 percent. Any over-collection of the difference between actual costs incurred and the amount of costs collected from customers is recorded as a reduction of revenue in the period incurred. During the three months ended June 30, 2018, MGE returned $1.0 million to gas customers through bill credits related to the tax credit.

Consolidated operations and maintenance expenses

For the three months ended June 30, 2019, operations and maintenance expenses increased $5.6 million, compared to the same period in the prior year. The following contributed to the net change:

(In millions)
Increased electric production expenses	$1.9
Increased transmission costs	1.2
Increased administrative and general costs	0.9
Increased gas distribution expenses	0.7
Increased customer accounts costs	0.3
Increased customer services	0.3
Increased other costs	0.3
Total	$5.6

•Increased electric production expenses are primarily related to the timing of Columbia maintenance costs completed during a scheduled plant outage. The 2018 outage was completed in the first quarter.

•Increased transmission costs are primarily related to an increase in transmission rates as a result of a one-time refund received in June 2018. The lower transmission rate is reflected in customer revenue as revenue subject to refund.

•Increased administrative and general costs are primarily related increased technology related costs associated with the multi-year Enterprise Forward project, which includes a new customer information system.

Consolidated depreciation expense

Electric depreciation expense increased $3.8 million and gas depreciation expense increased $0.4 million for the three months ended June 30, 2019, compared to the same period in the prior year. MGE accelerated depreciation for combustion turbines and Columbia Unit 1 in 2019, as approved in the December 2018 rate settlement, increasing electric depreciation expense compared to the prior period. Also approved in the December 2018 rate settlement were new depreciation rates for Columbia, further contributing to the increase in electric depreciation expense.

Nonregulated Energy Operations - MGE Energy and MGE

The nonregulated energy operations are conducted through MGE Energy's subsidiaries: MGE Power Elm Road (the Elm Road Units) and MGE Power West Campus (WCCF), which have been formed to own and lease electric generating capacity to assist MGE. For the three months ended June 30, 2019 and 2018, net income at the nonregulated energy operations segment was $5.1 million and $5.0 million, respectively.

Transmission Investment Operations - MGE Energy

For the three months ended June 30, 2019 and 2018, other income at the transmission investment segment was $2.3 million and $1.9 million, respectively. The transmission investment segment holds our interest in ATC and ATC Holdco, and its income reflects our equity in the earnings of those investments. ATC Holdco was formed in December 2016. In the near term, it is expected that ATC Holdco will be pursuing transmission development opportunities that typically have long development and investment lead times before becoming operational. See Footnote 4 of the Notes to Consolidated Financial Statements in this Report and "Other Matters" below for additional information concerning ATC and summarized financial information regarding ATC.

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

	Three Months Ended
	June 30,
(In millions)	2019	2018
MGE Power Elm Road	$3.8	$3.8
MGE Power West Campus	1.8	1.7

Six Months Ended June 30, 2019 and 2018

The following table provides a calculation of electric and gas margins (non-GAAP), along with a reconciliation to the most comparable GAAP measure, operating income:

	Six Months Ended June 30,
(In millions)	2019	2018	$ Change
Electric revenues	$194.3	$193.5	$0.8
Fuel for electric generation	(24.3)	(27.2)	2.9
Purchased power	(21.9)	(30.0)	8.1
Total Electric Margins	148.1	136.3	11.8

Gas revenues	95.2	87.7	7.5
Cost of gas sold	(52.2)	(49.2)	(3.0)
Total Gas Margins	43.0	38.5	4.5

Other operating revenues	0.3	0.7	(0.4)
Other operations and maintenance	(95.9)	(87.8)	(8.1)
Depreciation and amortization	(35.2)	(27.5)	(7.7)
Other general taxes	(10.0)	(9.8)	(0.2)
Operating Income	$50.3	$50.4	$(0.1)

Operating income for the six months ended June 30, 2019, compared to the same period in the prior year primarily reflects the effects of the following factors:

•A $0.8 million increase in electric revenue driven by timing of deferred revenue collected in rates.

•A $2.9 million decrease in fuel for electric generation driven by lower costs from the generation of Saratoga (construction was completed in February 2019) and lower internal generation as a result of scheduled outages at Columbia and the Elm Road units.

•An $8.1 million decrease in purchased power costs driven by the purchase of the Forward Wind Energy Center in April 2018, which replaced an existing purchased power agreement and increased internal generation.

•A $7.5 million increase in gas revenues reflecting higher customer demand resulting from colder weather in the first quarter.

•A $3.0 million increase in cost of gas sold driven by increased gas sales.

•An $8.1 million increase in other operations and maintenance. See consolidated operations and maintenance expenses section below.

•A $7.7 million increase in depreciation and amortization expense driven by accelerated depreciation expense for specified electric assets as discussed in the consolidated depreciation expense section below.

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the periods indicated:

	Revenues			Sales (kWh)
(In thousands, except cooling degree days)	Six Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
Residential	$65,330	$65,476	(0.2)%	385,804	407,375	(5.3)%
Commercial	102,015	97,626	4.5%	890,540	911,395	(2.3)%
Industrial	6,253	7,525	(16.9)%	85,423	89,104	(4.1)%
Other-retail/municipal	17,185	16,814	2.2%	177,740	187,392	(5.2)%
Total retail	190,783	187,441	1.8%	1,539,507	1,595,266	(3.5)%
Sales to the market	2,751	4,829	(43.0)%	73,138	118,496	(38.3)%
Other revenues	745	1,188	(37.3)%	-	-	- %
Total	$194,279	$193,458	0.4%	1,612,645	1,713,762	(5.9)%

Cooling degree days (normal 187)				118	247	(52.2)%

Electric margin, a non-GAAP measure, increased $11.8 million for the six months ended June 30, 2019, compared to the same period in 2018, due to the following:

(In millions)
Revenue subject to refund, net	$14.0
Decreased fuel costs	7.5
Rate changes	(4.9)
Decrease in volume	(3.7)
Other	(1.1)
Total	$11.8

•Revenue subject to refund. For cost recovery mechanisms, any over-collection of the difference between actual costs incurred and the amount of costs collected from customers is recorded as a reduction of revenue in the period incurred.

oTax Act. MGE received a PSCW order in January 2018 to defer the over-collection of income tax expense collected in customer rates as a result of the Tax Act reduction in federal income tax rate to 21 percent. During the six months ended June 30, 2018, MGE recorded a $2.0 million reduction in retail electric revenues and recorded a corresponding regulatory liability. During the six months ended June 30, 2018, MGE returned $3.1 million to electric customers through bill credits related to the tax credit.

oFuel-related costs. MGE's fuel-related costs subject to refund in 2018 was $5.2 million. There were no fuel-related costs subject to refund in 2019. Under fuel rules, MGE is required to defer electric fuel-related costs that fall outside a 2% cost tolerance band around the amount used in the most recent rate proceeding.

oTransmission. MGE's transmission costs subject to refund decreased revenue $1.4 million in 2019. In 2018, MGE recorded a $2.2 million reduction in retail electric revenues primarily related to a one-time refund received in June 2018.

oOperating Costs. MGE recognized revenue for electric plant operating costs subject to refund from previous years of $0.7 million in 2019. In 2018, MGE recorded a reduction of $2.3 million in retail electric revenues primarily related to lower leased generation costs due to the reduction in tax rate.

•Fuel costs. Fuel costs decreased during the six months ended June 30, 2019, primarily as a result of a reduction in purchased power. The purchase of the Forward Wind Energy Center in April 2018 replaced an existing purchase power agreement that was previously recorded as purchased power expense in fuel costs. The commercial operation of the Saratoga Wind Farm in February 2019 further decreased the need for purchased power contributing to the reduction in fuel costs in the current year.

•Rate changes. Rates charged to retail customers during the six months ended June 30, 2019, were $4.9 million lower than those charged during the same period in the prior year.

In December 2018, the PSCW authorized MGE to decrease 2019 rates for electric retail customers by 2.24%.

•Volume. During the six months ended June 30, 2019, there was a 5.3% decrease in residential sales volumes compared to the same period in the prior year driven by less favorable weather conditions.

•Other. During the six months ended June 30, 2019, other items affecting electric operating revenues decreased $1.1 million primarily attributable to a decrease in demand charges.

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class for each of the periods indicated:

	Revenues			Therms Delivered
(In thousands, except HDD and average rate per therm of retail customer)	Six Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
Residential	$56,317	$52,171	7.9%	69,062	65,056	6.2%
Commercial/Industrial	36,008	33,158	8.6%	61,060	57,956	5.4%
Total retail	92,325	85,329	8.2%	130,122	123,012	5.8%
Gas transportation	2,630	2,189	20.1%	38,614	38,475	0.4%
Other revenues	215	227	(5.3)%	-	-	- %
Total	$95,170	$87,745	8.5%	168,736	161,487	4.5%

Heating degree days (normal 4,317)				4,720	4,525	4.3%
Average rate per therm of
retail customer	$0.710	$0.694	2.3%

Gas margin, a non-GAAP measure, increased $4.5 million for the six months ended June 30, 2019, compared to the same period in 2018, due to the following:

(In millions)
Revenue subject to refund/tax credit	$1.9
Increase in volume	1.1
Rate changes	0.9
Other	0.6
Total	$4.5

•Revenue subject to refund/tax credit. MGE received a PSCW order in January 2018 to defer the over-collection of income tax expense collected in customer rates as a result of the Tax Act reduction in federal income tax rate to 21 percent. Any over-collection of the difference between actual costs incurred and the amount of costs collected from customers is recorded as a reduction of revenue in the period incurred. For the six months ended June 30, 2018, MGE recorded a $1.0 million reduction in retail gas revenues and recorded a corresponding regulatory liability. During the six months ended June 30, 2018, MGE returned $1.0 million to gas customers through bill credits related to the tax credit.

•Volume. For the six months ended June 30, 2019, retail gas deliveries increased 5.8% compared to the same period in the prior year primarily related to customer growth and more favorable weather conditions in the current year.

•Rate changes. In December 2018, the PSCW authorized MGE to increase 2019 rates for retail gas customers by 1.06%.

Consolidated operations and maintenance expenses

For the six months ended June 30, 2019, operations and maintenance expenses increased $8.1 million, compared to the same period in the prior year. The following contributed to the net change:

(In millions)
Increased administrative and general costs	$3.4
Increased electric production expenses	1.5
Increased gas distribution expenses	1.0
Increased transmission costs	0.9
Increased customer accounts costs	0.8
Increased other costs	0.5
Total	$8.1

•Increased administrative and general costs are primarily related to increased technology related costs associated with the multi-year Enterprise Forward project, which includes a new customer information system.

•Increased electric production expenses are primarily related to increased operations and maintenance costs at the Elm Road Units.

•Increased gas distribution expenses are primarily related to increased costs for maintenance on equipment and locator services.

Consolidated depreciation expense

Electric depreciation expense increased $6.9 million and gas depreciation expense increased $0.8 million for the six months ended June 30, 2019, compared to the same period in the prior year. MGE accelerated depreciation for combustion turbines and Columbia Unit 1 in 2019, as approved in the December 2018 rate settlement, increasing electric depreciation expense compared to the prior period. Also approved in the December 2018 rate settlement were new depreciation rates for Columbia, further contributing to the increase in electric depreciation expense.

Nonregulated Energy Operations - MGE Energy and MGE

The nonregulated energy operations are conducted through MGE Energy's subsidiaries: MGE Power Elm Road (the Elm Road Units) and MGE Power West Campus (WCCF), which have been formed to own and lease electric generating capacity to assist MGE. For both the six months ended June 30, 2019 and 2018, net income at the nonregulated energy operations segment was $10.1 million.

Transmission Investment Operations - MGE Energy

For the six months ended June 30, 2019 and 2018, other income at the transmission investment segment was $4.4 million and $4.3 million, respectively. The transmission investment segment holds our interest in ATC and ATC Holdco, and its income reflects our equity in the earnings of those investments. ATC Holdco was formed in December 2016. In the near term, it is expected that ATC Holdco will be pursuing transmission development opportunities that typically have long development and investment lead times before becoming operational. See Footnote 4 of the Notes to Consolidated Financial Statements in this Report and "Other Matters" below for additional information concerning ATC and summarized financial information regarding ATC.

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

	Six Months Ended
	June 30,
(In millions)	2019	2018
MGE Power Elm Road	$7.5	$7.8
MGE Power West Campus	3.6	3.5

Contractual Obligations and Commercial Commitments - MGE Energy and MGE

There were no material changes, other than from the normal course of business, to MGE Energy's and MGE's contractual obligations (representing cash obligations that are considered to be firm commitments) and commercial commitments (representing commitments triggered by future events) during the six months ended June 30, 2019, except as noted below. Further discussion of the contractual obligations and commercial commitments is included in Footnote 17 of Notes to Consolidated Financial Statements and "Contractual Obligations and Commercial Commitments for MGE Energy and MGE" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in MGE Energy's and MGE's 2018 Annual Report on Form 10-K.

Purchase Contracts - MGE Energy and MGE

See items c. and d. within Footnote 9 of Notes to Consolidated Financial Statements in this Report for a description of commitments at June 30, 2019, that MGE Energy and MGE have entered with respect to various commodity supply and transportation contracts to meet their obligations to deliver electricity and natural gas to customers and the solar farm construction and operating contracts.

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

Cash Flows

The following summarizes cash flows for MGE Energy and MGE during the six months ended June 30, 2019 and 2018:

	MGE Energy		MGE
(In thousands)	2019	2018	2019	2018
Cash provided by (used for):
Operating activities	$85,884	$91,618	$85,286	$90,047
Investing activities	(82,634)	(103,071)	(79,363)	(100,811)
Financing activities	(16,357)	(374)	(4,301)	8,487

Cash Provided by Operating Activities

MGE Energy

MGE Energy's consolidated net cash provided by operating activities is derived mainly from the electric and gas operations of its principal subsidiary, MGE.

Cash provided by operating activities for the six months ended June 30, 2019, was $85.9 million, a decrease of $5.7 million when compared to the same period in the prior year.

MGE Energy's net income increased $1.2 million for the six months ended June 30, 2019, when compared to the same period in the prior year.

MGE Energy's federal and state taxes paid increased $5.4 million for the six months ended June 30, 2019, when compared to the same period in the prior year.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $14.4 million in cash provided by operating activities for the six months ended June 30, 2019, primarily due to decreased unbilled revenues, decreased accounts receivable, and decreased gas inventories, partially offset by decreased other current liabilities.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $17.6 million in cash provided by operating activities for the six months ended June 30, 2018, primarily due to decreased unbilled revenues, decreased accounts receivable, decreased gas inventories, and increased other current liabilities, partially offset by decreased accounts payable.

An increase in hosted software asset expenditures resulted in additional $4.1 million in cash used for operating activities for the six months ended June 30, 2019, when compared to the prior year.

MGE

Cash provided by operating activities for the six months ended June 30, 2019, was $85.3 million, a decrease of $4.8 million when compared to the same period in the prior year.

Net income increased $1.2 million for the six months ended June 30, 2019, when compared to the same period in the prior year.

MGE's federal and state taxes paid increased $5.4 million for the six months ended June 30, 2019, when compared to the same period in the prior year.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $16.9 million in cash provided by operating activities for the six months ended June 30, 2019, primarily due to decreased unbilled revenues, decreased accounts receivable, and decreased gas inventories, partially offset by decreased other current liabilities.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $19.7 million in cash provided by operating activities for the six months ended June 30, 2018, primarily due to decreased unbilled revenues, decreased accounts receivable, decreased gas inventories, and increased other current liabilities, partially offset by decreased accounts payable.

An increase in hosted software asset expenditures resulted in additional $4.1 million in cash used for operating activities for the six months ended June 30, 2019, when compared to the prior year.

Cash Used for Investing Activities

MGE Energy

MGE Energy's cash used for investing activities decreased $20.4 million for the six months ended June 30, 2019, when compared to the same period in the prior year.

Capital expenditures for the six months ended June 30, 2019, were $79.1 million. This amount represents a decrease of $21.3 million from the expenditures made in the same period in the prior year. This decrease primarily reflects expenditures on the construction of the Saratoga wind project in the prior year. 2019 capital expenditures include $9.2 million related to the Two Creeks and Badger Hollow solar construction projects. Total cost of the two projects is expected to be approximately $130 million. The projects are anticipated to be completed by the end of 2020.

MGE

MGE's cash used for investing activities decreased $21.4 million for the six months ended June 30, 2019, when compared to the same period in the prior year.

Capital expenditures for the six months ended June 30, 2019, were $79.1 million. This amount represents a decrease of $21.3 million from the expenditures made in the same period in the prior year. This decrease primarily reflects expenditures on the construction of the Saratoga wind project in the prior year. 2019 capital expenditures include $9.2 million related to the Two Creeks and Badger Hollow solar construction projects. Total cost of the two projects is expected to be approximately $130 million. The projects are anticipated to be completed by the end of 2020.

Cash Provided by/(Used for) Financing Activities

MGE Energy

Cash used for MGE Energy's financing activities was $16.4 million for the six months ended June 30, 2019, compared to $0.4 million of cash used for MGE Energy's financing activities for the same period in the prior year.

For the six months ended June 30, 2019, dividends paid were $23.4 million compared to $22.4 million in the prior year. This increase was a result of a higher dividend per share ($0.675 vs. $0.645).

For the six months ended June 30, 2019, net short-term debt borrowings were $10.5 million compared to $24.2 million for the six months ended June 30, 2018.

MGE

During the six months ended June 30, 2019, cash used for MGE's financing activities was $4.3 million, compared to $8.5 million of cash provided by MGE's financing activities for the same period in the prior year.

Distributions to parent from noncontrolling interest, which represent distributions from MGE Power Elm Road and MGE Power West Campus to MGE Energy, were $11.5 million for the six months ended June 30, 2019, compared to $13.5 million in the prior year.

For the six months ended June 30, 2019, net short-term debt borrowings were $10.5 million compared to $24.2 million for the six months ended June 30, 2018.

Capitalization Ratios

MGE Energy's capitalization ratios were as follows:

MGE Energy
	June 30, 2019	December 31, 2018
Common shareholders' equity	61.6%	61.5%
Long-term debt(a)	36.7%	37.5%
Short-term debt	1.7%	1.0%

(a)Includes the current portion of long-term debt.

MGE Energy's and MGE's Capital Requirements

MGE Energy's and MGE's liquidity are primarily affected by their capital expenditure requirements. During the six months ended June 30, 2019, capital expenditures for MGE Energy and MGE totaled $79.1 million, which included $77.3 million of utility capital expenditures. Included in the utility capital expenditures are costs associated with the Two Creeks and Badger Hollow solar construction projects.

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

Environmental Matters

The following discussion is limited to updates or developments in environmental matters that occurred during the six months ended June 30, 2019. Further discussion of environmental matters is included in MGE Energy's and MGE's 2018 Annual Report on Form 10-K and Footnote 9.a. of Notes to Consolidated Financial Statements in this Report.

EPA Affordable Clean Energy (ACE) Rule and Associated Rules Under Section 111(d) of the Clean Air Act (CAA)

In July 2019, the EPA published a final rule which repeals the CPP and creates the replacement Affordable Clean Energy (ACE) rule to reduce greenhouse gas emissions from existing EGUs. The ACE rule will apply to Columbia and the Elm Road Units. MGE is currently evaluating how this rule may impact operations. Until the State of Wisconsin develops a plan that is accepted by the EPA, MGE will not be able to determine the final impact of the rule. MGE will continue to evaluate the rule and monitor ongoing and potential legal proceedings associated with the CPP and ACE rules.

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

We derived approximately 8.0% and 7.5% of our net income for the six months ended June 30, 2019 and 2018, respectively, from our investment in ATC. Any change to ATC's ROE could result in lower equity earnings and distributions from ATC in the future.

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

MGE has financial gas and electric commodity contracts to hedge commodity price risk in the gas and electric utility segments. These contracts are primarily comprised of exchange-traded option and future contracts. MGE also holds financial transmission rights (FTRs), which are used to hedge the risk of increased transmission congestion charges. As of June 30, 2019, the cost basis of these instruments exceeded their fair value by $0.9 million. Under the PGA clause and electric fuel rules, MGE may include the costs and benefits of the aforementioned fuel price risk management tools in the costs of fuel (natural gas or power). Because these costs/benefits are recoverable, the related unrealized loss/gain has been deferred on the consolidated balance sheets as a regulatory asset/liability.

MGE has also entered into a purchased power agreement that provides MGE with firm capacity and energy that began on June 1, 2012, and ends on May 31, 2022 (the "base term"). The agreement also allows MGE an option to extend the contract after the base term. The agreement is considered a derivative contract and is recognized at its fair value on the consolidated balance sheets. However, the derivative qualifies for regulatory deferral and is recognized with a corresponding regulatory asset or liability depending on whether the fair value is in a loss or gain position. The fair value of the contract as of June 30, 2019, reflects a loss position of $32.6 million.

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

Additionally, if a counterparty were to default and MGE were to liquidate all contracts with that entity, MGE's credit loss would include the loss in value of mark-to-market contracts; the amount owed for settled transactions; and additional payments, if any, to settle unrealized losses. As of June 30, 2019, no counterparties have defaulted.

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

Item 4. Controls and Procedures.

During the second quarter of 2019, each registrant's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to that registrant, including its subsidiaries, is accumulated and made known to that registrant's management, including these officers, by other employees of that registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, MGE Energy does not control or manage certain of its unconsolidated entities and thus, its access and ability to apply its procedures to those entities is more limited than is the case for its consolidated subsidiaries.

As of June 30, 2019, each registrant's principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective. Each registrant intends to strive continually to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

During the quarter ended June 30, 2019, there were no changes in either registrant’s internal controls over financial reporting that materially affected, or are reasonably likely to affect materially, that registrant’s internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

MGE Energy and MGE

MGE Energy and its subsidiaries, including MGE, from time to time are involved in various legal proceedings that are handled and defended in the ordinary course of business.

See Footnote 9.a. and 9.b. of Notes to Consolidated Financial Statements in this Report for more information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Maximum number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs(a)
April 1-30, 2019	8,873	$67.51	-	-
May 1-31, 2019	6,553	68.02	-	-
June 1-30, 2019	40,700	70.09	-	-
Total	56,127	$69.44	-	-

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

Item 4. Mine Safety Disclosures.

Not applicable to MGE Energy and MGE.

Item 6. Exhibits.

Ex. No.		Exhibit Description
31.1	*	Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 filed by Jeffrey M. Keebler for MGE Energy, Inc.

31.2	*	Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 filed by Jeffrey C. Newman for MGE Energy, Inc.

31.3	*	Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 filed by Jeffrey M. Keebler for Madison Gas and Electric Company

31.4	*	Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 filed by Jeffrey C. Newman for Madison Gas and Electric Company

32.1	**	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) filed by Jeffrey M. Keebler for MGE Energy, Inc.

32.2	**	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) filed by Jeffrey C. Newman for MGE Energy, Inc.

32.3	**	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) filed by Jeffrey M. Keebler for Madison Gas and Electric Company

32.4	**	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) filed by Jeffrey C. Newman for Madison Gas and Electric Company

101.INS	*	XBRL Instance
101.SCH	*	XBRL Taxonomy Extension Schema
101.CAL	*	XBRL Taxonomy Extension Calculation
101.DEF	*	XBRL Taxonomy Extension Definition
101.LAB	*	XBRL Taxonomy Extension Labels
101.PRE	*	XBRL Taxonomy Extension Presentation

*		Filed herewith.
**		Furnished herewith.

Signatures - MGE Energy, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MGE ENERGY, INC.

Date: August 7, 2019	/s/ Jeffrey M. Keebler
Jeffrey M. Keebler Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: August 7, 2019	/s/ Jeffrey C. Newman
Jeffrey C. Newman Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Chief Financial and Accounting Officer)

Signatures - Madison Gas and Electric Company

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MADISON GAS AND ELECTRIC COMPANY

Date: August 7, 2019	/s/ Jeffrey M. Keebler
Jeffrey M. Keebler Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: August 7, 2019	/s/ Jeffrey C. Newman
Jeffrey C. Newman Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Chief Financial and Accounting Officer)