Form 10-Q
period 2019-09-30
MGE ENERGY INC; MADISON GAS & ELECTRIC CO
filed 2019-11-06
CIK 1161728, 61339

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:

September 30, 2019

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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
Number of Shares Outstanding of Each Class of Common Stock as of October 31, 2019
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

Consolidated Balance Sheets (unaudited)12

Consolidated Statements of Equity (unaudited)13

MGE Energy, Inc., and Madison Gas and Electric Company14

Notes to Consolidated Financial Statements (unaudited)14

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.37

Item 3. Quantitative and Qualitative Disclosures About Market Risk.53

Item 4. Controls and Procedures.56

PART II. OTHER INFORMATION.57

Item 1. Legal Proceedings.57

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.57

Item 4. Mine Safety Disclosures.57

Item 6. Exhibits.58

Signatures - MGE Energy, Inc.59

Signatures - Madison Gas and Electric Company60

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

WPLWisconsin Power and Light Company, a subsidiary of Alliant Energy Corporation

XBRLeXtensible Business Reporting Language

Item 1. Financial Statements.

MGE Energy, Inc.

Consolidated Statements of Income (unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Operating Revenues:
Electric revenues	$120,821	$119,388	$315,367	$313,537
Gas revenues	17,377	18,407	112,547	106,152
Total Operating Revenues	138,198	137,795	427,914	419,689

Operating Expenses:
Fuel for electric generation	15,901	16,793	40,221	43,944
Purchased power	9,126	13,024	31,013	43,036
Cost of gas sold	3,092	4,921	55,220	54,109
Other operations and maintenance	48,070	44,130	143,979	131,976
Depreciation and amortization	18,193	14,259	53,423	41,754
Other general taxes	5,078	4,870	15,026	14,653
Total Operating Expenses	99,460	97,997	338,882	329,472
Operating Income	38,738	39,798	89,032	90,217

Other income, net	5,204	4,330	15,074	13,980
Interest expense, net	(5,831)	(5,025)	(17,227)	(14,547)
Income before income taxes	38,111	39,103	86,879	89,650
Income tax provision	(7,454)	(9,597)	(16,667)	(21,792)
Net Income	$30,657	$29,506	$70,212	$67,858

Earnings Per Share of Common Stock
(basic and diluted)	$0.88	$0.85	$2.03	$1.96

Dividends per share of common stock	$0.353	$0.338	$1.028	$0.983

Weighted Average Shares Outstanding
(basic and diluted)	34,668	34,668	34,668	34,668

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2019	2018
Operating Activities:
Net income	$70,212	$67,858
Items not affecting cash:
Depreciation and amortization	53,423	41,754
Deferred income taxes	4,864	2,352
Provision for doubtful receivables	978	642
Employee benefit plan credit	(2,866)	(1,544)
Equity earnings in ATC	(6,879)	(6,113)
Other items	692	31
Changes in working capital items:
Decrease in current assets	14,307	25,530
Increase (decrease) in current liabilities	(24,088)	6,026
Dividends from ATC	5,526	5,336
Cash contributions to pension and other postretirement plans	(3,707)	(3,967)
Other noncurrent items, net	(760)	527
Cash Provided by Operating Activities	111,702	138,432

Investing Activities:
Capital expenditures	(128,389)	(149,001)
Capital contributions to investments	(5,894)	(4,801)
Other	(248)	368
Cash Used for Investing Activities	(134,531)	(153,434)

Financing Activities:
Cash dividends paid on common stock	(35,622)	(34,062)
Repayments of long-term debt	(3,405)	(23,330)
Issuance of long-term debt	-	100,000
Proceeds from (repayments of) short-term debt	41,500	(4,000)
Other	(1,331)	(659)
Cash Provided by Financing Activities	1,142	37,949

Change in cash, cash equivalents, and restricted cash	(21,687)	22,947
Cash, cash equivalents, and restricted cash at beginning of period	84,929	112,094
Cash, cash equivalents, and restricted cash at end of period	$63,242	$135,041

Supplemental disclosures of cash flow information:
Significant noncash investing activities:
Accrued capital expenditures	$16,819	$10,991

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Balance Sheets (unaudited)

(In thousands)

	September 30,	December 31,
ASSETS	2019	2018
Current Assets:
Cash and cash equivalents	$61,112	$83,102
Accounts receivable, less reserves of $2,683 and $2,614, respectively	35,805	43,593
Other accounts receivable, less reserves of $456 and $540 , respectively	7,867	6,262
Unbilled revenues	20,926	28,243
Materials and supplies, at average cost	28,019	24,093
Fuel for electric generation, at average cost	8,339	6,599
Stored natural gas, at average cost	11,402	11,303
Prepaid taxes	11,518	16,215
Regulatory assets - current	10,777	9,477
Assets held for sale	-	3,080
Other current assets	8,631	8,593
Total Current Assets	204,396	240,560
Other long-term receivables	2,343	2,709
Regulatory assets	144,482	145,424
Other deferred assets and other	17,096	12,488
Property, Plant, and Equipment:
Property, plant, and equipment, net	1,524,925	1,369,766
Construction work in progress	88,050	139,671
Total Property, Plant, and Equipment	1,612,975	1,509,437
Investments	85,681	78,000
Total Assets	$2,066,973	$1,988,618

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$4,632	$4,553
Short-term debt	54,500	13,000
Accounts payable	39,139	46,158
Accrued interest and taxes	5,570	7,384
Accrued payroll related items	11,090	13,044
Regulatory liabilities - current	15,606	13,826
Derivative liabilities	10,390	8,550
Other current liabilities	11,124	14,113
Total Current Liabilities	152,051	120,628
Other Credits:
Deferred income taxes	239,433	231,952
Investment tax credit - deferred	786	818
Regulatory liabilities	162,088	165,638
Accrued pension and other postretirement benefits	64,274	67,483
Derivative liabilities	18,600	23,980
Finance lease liabilities	17,657	1,771
Other deferred liabilities and other	70,691	66,361
Total Other Credits	573,529	558,003
Capitalization:
Common shareholders' equity	851,234	816,644
Long-term debt	490,159	493,343
Total Capitalization	1,341,393	1,309,987
Commitments and contingencies (see Footnote 9)
Total Liabilities and Capitalization	$2,066,973	$1,988,618

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Common Equity (unaudited)

(In thousands, except per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income/(Loss)	Total
Three Months Ended September 30, 2018
Beginning Balance	34,668	$34,668	$316,268	$443,242	$-	$794,178
Net income				29,506		29,506
Common stock dividends declared
($0.338 per share)				(11,701)		(11,701)
Ending balance - September 30, 2018	34,668	$34,668	$316,268	$461,047	$-	$811,983

Three Months Ended September 30, 2019
Beginning Balance	34,668	$34,668	$316,268	$481,861	$-	$832,797
Net income				30,657		30,657
Common stock dividends declared
($0.353 per share)				(12,220)		(12,220)
Ending balance - September 30, 2019	34,668	$34,668	$316,268	$500,298	$-	$851,234

Nine Months Ended September 30, 2018
Beginning Balance	34,668	$34,668	$316,268	$426,874	$377	$778,187
Cumulative effect of new accounting principle				377	(377)	-
Beginning balance - adjusted				427,251	-	778,187
Net income				67,858		67,858
Common stock dividends declared
($0.983 per share)				(34,062)		(34,062)
Ending balance - September 30, 2018	34,668	$34,668	$316,268	$461,047	$-	$811,983

Nine Months Ended September 30, 2019
Beginning Balance	34,668	$34,668	$316,268	$465,708	$-	$816,644
Net income				70,212		70,212
Common stock dividends declared
($1.028 per share)				(35,622)		(35,622)
Ending balance - September 30, 2019	34,668	$34,668	$316,268	$500,298	$-	$851,234

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Income (unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Operating Revenues:
Electric revenues	$120,821	$119,388	$315,367	$313,537
Gas revenues	17,377	18,407	112,547	106,152
Total Operating Revenues	138,198	137,795	427,914	419,689

Operating Expenses:
Fuel for electric generation	15,901	16,793	40,221	43,944
Purchased power	9,126	13,024	31,013	43,036
Cost of gas sold	3,092	4,921	55,220	54,109
Other operations and maintenance	47,947	43,987	143,282	131,175
Depreciation and amortization	18,193	14,259	53,423	41,754
Other general taxes	5,078	4,870	15,026	14,653
Total Operating Expenses	99,337	97,854	338,185	328,671
Operating Income	38,861	39,941	89,729	91,018

Other income, net	2,672	2,592	7,837	7,402
Interest expense, net	(6,095)	(5,500)	(18,223)	(15,727)
Income before income taxes	35,438	37,033	79,343	82,693
Income tax provision	(6,687)	(9,117)	(14,579)	(19,918)
Net Income	$28,751	$27,916	$64,764	$62,775
Less: Net Income Attributable to Noncontrolling
Interest, net of tax	(5,614)	(5,629)	(16,725)	(16,940)
Net Income Attributable to MGE	$23,137	$22,287	$48,039	$45,835

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2019	2018
Operating Activities:
Net income	$64,764	$62,775
Items not affecting cash:
Depreciation and amortization	53,423	41,754
Deferred income taxes	3,653	(580)
Provision for doubtful receivables	978	642
Employee benefit plan credit	(2,866)	(1,544)
Other items	1,653	768
Changes in working capital items:
Decrease in current assets	14,236	24,864
Increase (decrease) in current liabilities	(22,234)	9,941
Cash contributions to pension and other postretirement plans	(3,707)	(3,967)
Other noncurrent items, net	(880)	374
Cash Provided by Operating Activities	109,020	135,027

Investing Activities:
Capital expenditures	(128,389)	(149,001)
Other	(477)	(680)
Cash Used for Investing Activities	(128,866)	(149,681)

Financing Activities:
Distributions to parent from noncontrolling interest	(17,000)	(19,000)
Repayments of long-term debt	(3,405)	(23,330)
Issuance of long-term debt	-	100,000
Proceeds from (repayments of) short-term debt	41,500	(4,000)
Other	(1,133)	(659)
Cash Provided by Financing Activities	19,962	53,011

Change in cash, cash equivalents, and restricted cash	116	38,357
Cash, cash equivalents, and restricted cash at beginning of period	6,670	10,093
Cash, cash equivalents, and restricted cash at end of period	$6,786	$48,450

Supplemental disclosures of cash flow information:
Significant noncash investing activities:
Accrued capital expenditures	$16,819	$10,991

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Balance Sheets (unaudited)

(In thousands)

	September 30,	December 31,
ASSETS	2019	2018
Current Assets:
Cash and cash equivalents	$4,656	$4,843
Accounts receivable, less reserves of $2,683 and $2,614, respectively	35,805	43,593
Affiliate receivables	540	621
Accounts receivable, less reserves of $456 and $540 , respectively	7,863	6,111
Unbilled revenues	20,926	28,243
Materials and supplies, at average cost	28,019	24,093
Fuel for electric generation, at average cost	8,339	6,599
Stored natural gas, at average cost	11,402	11,303
Prepaid taxes	11,211	15,790
Regulatory assets - current	10,777	9,477
Assets held for sale	-	3,080
Other current assets	8,522	8,541
Total Current Assets	148,060	162,294
Affiliate receivable long-term	2,780	3,177
Regulatory assets	144,482	145,424
Other deferred assets and other	18,178	14,142
Property, Plant, and Equipment:
Property, plant, and equipment, net	1,524,954	1,369,795
Construction work in progress	88,050	139,671
Total Property, Plant, and Equipment	1,613,004	1,509,466
Investments	523	388
Total Assets	$1,927,027	$1,834,891

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$4,632	$4,553
Short-term debt	54,500	13,000
Accounts payable	39,104	46,165
Accrued interest and taxes	7,901	10,319
Accrued payroll related items	11,090	13,044
Regulatory liabilities - current	15,606	13,826
Derivative liabilities	10,390	8,550
Other current liabilities	11,125	11,614
Total Current Liabilities	154,348	121,071
Other Credits:
Deferred income taxes	210,886	204,616
Investment tax credit - deferred	786	818
Regulatory liabilities	162,088	165,638
Accrued pension and other postretirement benefits	64,274	67,483
Derivative liabilities	18,600	23,980
Finance lease liabilities	17,657	1,771
Other deferred liabilities and other	70,655	66,361
Total Other Credits	544,946	530,667
Capitalization:
Common shareholder's equity	596,395	548,356
Noncontrolling interest	141,179	141,454
Total Equity	737,574	689,810
Long-term debt	490,159	493,343
Total Capitalization	1,227,733	1,183,153
Commitments and contingencies (see Footnote 9)
Total Liabilities and Capitalization	$1,927,027	$1,834,891

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Equity (unaudited)

(In thousands)

					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling
	Shares	Value	Capital	Earnings	Income/(Loss)	Interest	Total
Three Months Ended September 30, 2018
Beginning balance	17,348	$17,348	$192,417	$305,655	$-	$138,713	$654,133
Net income				22,287		5,629	27,916
Distributions to parent from
noncontrolling interest						(5,500)	(5,500)
Ending balance - September 30, 2018	17,348	$17,348	$192,417	$327,942	$-	$138,842	$676,549

Three Months Ended September 30, 2019
Beginning balance	17,348	$17,348	$192,417	$363,493	$-	$141,065	$714,323
Net income				23,137		5,614	28,751
Distributions to parent from
noncontrolling interest						(5,500)	(5,500)
Ending balance - September 30, 2019	17,348	$17,348	$192,417	$386,630	$-	$141,179	$737,574

Nine Months Ended September 30, 2018
Beginning balance	17,348	$17,348	$192,417	$282,135	$(28)	$140,902	$632,774
Cumulative effect of new accounting principle				(28)	28		-
Beginning balance - adjusted				282,107	-		632,774
Net income				45,835		16,940	62,775
Distributions to parent from
noncontrolling interest						(19,000)	(19,000)
Ending balance - September 30, 2018	17,348	$17,348	$192,417	$327,942	$-	$138,842	$676,549

Nine Months Ended September 30, 2019
Beginning balance	17,348	$17,348	$192,417	$338,591	$-	$141,454	$689,810
Net income				48,039		16,725	64,764
Distributions to parent from
noncontrolling interest						(17,000)	(17,000)
Ending balance - September 30, 2019	17,348	$17,348	$192,417	$386,630	$-	$141,179	$737,574

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc., and Madison Gas and Electric Company

Notes to Consolidated Financial Statements (unaudited)

September 30, 2019

1.

Summary of Significant Accounting Policies – MGE Energy and MGE.

a.Basis of Presentation.

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

The accompanying consolidated financial statements as of September 30, 2019, and for the three and nine months ended, are unaudited but include all adjustments that MGE Energy and MGE management consider necessary for a fair statement of their respective financial statements. All adjustments are of a normal, recurring nature except as otherwise disclosed. The year-end consolidated balance sheet information was derived from the audited balance sheet appearing in the 2018 Annual Report on Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These notes should be read in conjunction with the financial statements and the notes on pages 62 through 106 of the 2018 Annual Report on Form 10-K.

b.Cash, Cash Equivalents, and Restricted Cash.

The following table presents the components of total cash, cash equivalents, and restricted cash on the consolidated balance sheets.

	MGE Energy		MGE
	September 30,	December 31,	September 30,	December 31,
(In thousands)	2019	2018	2019	2018
Cash and cash equivalents	$61,112	$83,102	$4,656	$4,843
Restricted cash	532	634	532	634
Receivable - margin account	1,598	1,193	1,598	1,193
Cash, cash equivalents, and restricted cash	$63,242	$84,929	$6,786	$6,670

2.

New Accounting Standards - MGE Energy and MGE.

Recently Adopted

Leases.

In February 2016, the FASB issued authoritative guidance within the codification's Leases topic that provides guidance on the classification, recognition, measurement, and disclosure of leases. The new leasing standard establishes that a lease conveys the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. Under the new guidance, lessees are required to recognize all leases with terms greater than one year, including operating leases, on the balance sheet by recording a right-of-use asset and lease liability. Prior to the authoritative guidance, only capital leases were recognized on the balance sheet by lessees. The new accounting guidance, as applied by lessors, did not change materially. In January 2018, the FASB issued authoritative guidance which provided an optional practical expedient to grandfather the accounting for existing and expired land easements not accounted for as a lease under the new authoritative guidance. MGE Energy and MGE adopted this practical expedient.

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

Operating lease assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. For leases that do not provide an implicit rate, a collateralized incremental borrowing rate based on the information available at commencement date, including lease term, is used in determining the present value of future payments. The operating lease asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. Operating lease expense is recognized on a straight-line basis over the lease term. MGE has regulatory treatment and recognizes regulatory assets or liabilities for timing differences between when net lease costs are recorded and when costs are recognized. As of September 30, 2019, MGE has no significant leases not yet commenced that would create significant future rights and obligations.

The following table shows lease expense for the three and nine months ended September 30, 2019:

(In thousands)	Three Months Ended	Nine Months Ended	Income Statement Location
Finance lease expense:
Amortization of leased assets	$425	$1,295	Depreciation and amortization
Interest on lease liabilities	199	597	Interest expense, net
Operating lease expense	32	92	Other operations and maintenance
Total lease expense	$656	$1,984

The following table shows the lease assets and liabilities on the consolidated balance sheet as of September 30, 2019:

(In thousands)		Balance Sheet Location
Lease assets:
Finance lease assets	$16,275	Property, plant, and equipment, net
Operating lease assets	300	Other deferred assets and other
Total lease assets	$16,575
Lease liabilities:
Finance lease liabilities - current	$932	Other current liabilities
Finance lease liabilities - long-term	17,657	Finance lease liabilities
Operating lease liabilities - current	143	Other current liabilities
Operating lease liabilities - long-term	185	Other deferred liabilities and other
Total lease liabilities	$18,917

The following table shows other financial lease information for the nine months ended September 30, 2019:

(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Finance leases - Financing cash flows	$781
Finance leases - Operating cash flows	597
Operating leases - Operating cash flows	108
Lease assets obtained in exchange for lease liabilities:
Finance leases	12,081
Operating leases	239

The following table shows the weighted average remaining lease terms and discounts as of September 30, 2019:

Weighted-average remaining lease terms (in years):
Finance leases	38
Operating leases	5
Weighted-average discount rates:
Finance leases	4.36%
Operating leases	3.58%

The following table shows maturities of lease liabilities as of September 30, 2019:

(In thousands)	Finance	Operating
2019	$539	$37
2020	1,644	152
2021	1,428	86
2022	1,309	33
2023	1,228	2
Thereafter	41,317	52
Subtotal	47,465	362
Less: Present value discount	(28,876)	(34)
Lease Liability	$18,589	$328

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

MGE Transco and MGEE Transco have accounted for their investments in ATC and ATC Holdco, respectively, under the equity method of accounting. Equity earnings from investments are recorded as "Other income" on the consolidated statements of income of MGE Energy. MGE Transco recorded the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2019	2018	2019	2018
Equity earnings from investment in ATC	$2,364	$1,672	$6,879	$6,113
Dividends from ATC(a)	1,781	1,581	5,526	4,540
Capital contributions to ATC	888	533	2,131	2,308

(a)MGE Transco recorded a $2.3 million dividend receivable from ATC as of December 31, 2017. A cash dividend was received in January of the following year. MGE Transco recorded a $1.6 million dividend receivable from ATC as of September 30, 2018. A cash dividend was received in October 2018.

ATC Holdco was formed in December 2016. In the near term, it is expected that ATC Holdco will be pursuing transmission development opportunities that typically have long development and investment lead times before becoming operational.

In October 2019, MGE Transco made a $0.9 million capital contribution to ATC.

ATC's summarized financial data is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2019	2018	2019	2018
Operating revenues	$184,833	$170,341	$544,760	$501,276
Operating expenses	(94,713)	(87,959)	(278,673)	(264,326)
Other income, net	484	439	1,031	2,070
Interest expense, net	(29,165)	(27,754)	(87,121)	(82,411)
Earnings before members' income taxes	$61,439	$55,067	$179,997	$156,609

MGE receives transmission and other related services from ATC. During the three and nine months ended September 30, 2019, MGE recorded $7.6 million and $22.8 million, respectively, for transmission services received compared to $7.2 million and $21.7 million for the comparable periods in 2018. MGE also provides a variety of operational, maintenance, and project management services for ATC, which is reimbursed by ATC. As of September 30, 2019, and December 31, 2018, MGE had a receivable due from ATC of $1.6 million and $0.1 million, respectively.

5.

Taxes - MGE Energy and MGE.

Effective Tax Rate.

The consolidated income tax provision differs from the amount computed by applying the statutory federal income tax rate to income before income taxes, as follows:

	MGE Energy		MGE
Three Months Ended September 30,	2019	2018	2019	2018
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	6.3	6.3	6.2	6.2
Amortized investment tax credits	(0.1)	(0.1)	(0.1)	(0.1)
Credit for electricity from wind energy(a)	(4.8)	(0.3)	(5.2)	(0.2)
AFUDC equity, net	(0.4)	(0.6)	(0.4)	(0.6)
Amortization of utility excess deferred tax - tax reform(b)	(1.9)	(1.8)	(2.1)	(1.8)
Other, net, individually insignificant	(0.5)	-	(0.5)	0.1
Effective income tax rate	19.6%	24.5%	18.9%	24.6%

	MGE Energy		MGE
Nine Months Ended September 30,	2019	2018	2019	2018
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	6.3	6.3	6.2	6.2
Amortized investment tax credits	(0.1)	(0.1)	(0.1)	(0.1)
Credit for electricity from wind energy(a)	(5.6)	(0.3)	(6.1)	(0.3)
AFUDC equity, net	(0.3)	(0.8)	(0.3)	(0.8)
Amortization of utility excess deferred tax - tax reform(b)	(2.2)	(1.8)	(2.4)	(2.0)
Other, net, individually insignificant	0.1	-	0.1	0.1
Effective income tax rate	19.2%	24.3%	18.4%	24.1%

(a)Saratoga Wind Farm became operational in February 2019.

(b)Included are impacts of the Tax Cuts and Jobs Act for the regulated utility for excess deferred taxes recognized using a normalization method of accounting. For the three and nine months ended September 30, 2019, MGE recognized $0.6 million and $1.7 million, respectively, compared to $0.5 million and $1.4 million for the comparable periods in 2018. The amount and timing of the cash impacts will depend on the period over which certain income tax benefits are provided to customers, as determined by the PSCW.

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

The following table presents the components of net periodic benefit costs recognized.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2019	2018	2019	2018
Pension Benefits
Components of net periodic benefit cost:
Service cost	$1,040	$1,431	$3,402	$4,292
Interest cost	3,170	3,215	10,364	9,645
Expected return on assets	(5,054)	(6,560)	(16,523)	(19,680)
Amortization of:
Prior service credit	(26)	(11)	(85)	(33)
Actuarial loss	1,637	1,319	5,351	3,958
Net periodic benefit (credit) cost	$767	$(606)	$2,509	$(1,818)

Postretirement Benefits
Components of net periodic benefit cost:
Service cost	$276	$320	$829	$962
Interest cost	721	653	2,164	1,959
Expected return on assets	(677)	(808)	(2,034)	(2,424)
Amortization of:
Transition obligation	1	1	2	2
Prior service credit	(664)	(667)	(1,994)	(2,001)
Actuarial loss	100	122	300	366
Net periodic benefit (credit) cost	$(243)	$(379)	$(733)	$(1,136)

As a result of lower investment returns in the fourth quarter of 2018, pension and postretirement benefit costs increased in 2019. In August 2019, the PSCW approved MGE's request to defer the difference between estimated pension and other postretirement costs included in the 2019 and 2020 rate settlement and actual expense incurred. MGE expects that the deferred cost for employee benefit plans will be factored into future rate actions starting in 2021. For the three and nine months ended September 30, 2019, MGE has deferred approximately $1.3 million and $4.6 million of pension and other postretirement costs, respectively. The impact of the deferral has not been reflected in the table above.

7.

Equity and Financing Arrangements.

a.Common Stock - MGE Energy.

MGE Energy sells shares of its common stock through its Stock Plan. Those shares may be newly issued shares or shares that MGE Energy has purchased in the open market for resale to participants in the Stock Plan. All sales under the Stock Plan are covered by a shelf registration statement that MGE Energy filed with the SEC. For both the three and nine months ended September 30, 2019 and 2018, MGE Energy did not issue and new shares of common stock under the Stock Plan.

b.Dilutive Shares Calculation - MGE Energy.

MGE Energy does not have any stock option or stock award programs or any dilutive securities.

c.Long-term Debt - MGE Energy and MGE.

In August 2019, MGE entered into a Note Purchase Agreement for $50 million of new long-term unsecured debt carrying an interest rate of 2.94% per annum over its 10-year life. Funding occurred on November 5, 2019. The proceeds of the debt financing will be used to assist with capital expenditures, maturing short-term debt, and other corporate obligations. The covenants of this debt are substantially consistent with MGE's existing unsecured long-term debt.

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

In 2019, 5,175 units were granted under the Director Incentive Plan and are subject to a three-year graded vesting schedule, and 17,022 units were granted under the Performance Unit Plan and are subject to a five-year graded vesting schedule. On the grant date, the cost of the director or employee services received in exchange for a performance unit award is measured based on the current market value of MGE Energy common stock. The fair value of the awards is remeasured quarterly, including as of September 30, 2019, as required by applicable accounting standards. Changes in fair value as well as the original grant are recognized as compensation cost. Since this amount is remeasured throughout the vesting period, the compensation cost is subject to variability.

For nonretirement eligible employees under the Performance Unit Plan, stock-based compensation costs are accrued and recognized using the graded vesting method. Compensation cost for retirement eligible employees or employees that will become retirement eligible during the vesting schedule are recognized on an abridged horizon as retirement eligibility accelerates vesting.

During the three and nine months ended September 30, 2019, MGE recorded $0.9 million and $2.8 million, respectively, in compensation expense as a result of awards under the plans compared to $0.3 million and $1.3 million for the comparable periods in 2018. In January 2019, cash payments of $1.5 million were distributed relating to awards that were granted in a prior year under the plans. No forfeitures of units occurred during the three and nine months ended September 30, 2019 and 2018. As of September 30, 2019, $6.2 million of outstanding awards are vested. Of this amount, no cash settlements have occurred as cash payments are only made at the end of the period covered by the awards.

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

In 2015, the EPA finalized the Clean Power Plan (CPP), which directed states to submit plans to reduce GHG emissions from the electric generation sector. The CPP applied the statutory requirements for the "best system of emission reduction" (BSER) broadly so as to encompass GHG emission reduction strategies that extend "beyond the fenceline" of existing EGUs and required a shift in the energy generation mix at the grid level.

In July 2019, the EPA published a final rule repealing the CPP and creating the replacement Affordable Clean Energy (ACE) rule to reduce greenhouse gas emissions from existing coal-fired EGUs. The ACE rule applies to EGUs greater than 25 MW. Based upon these criteria, the ACE rule will likely apply to Columbia and the Elm Road Units. EGUs that burn fossil fuels other than coal, such as Blount, WCCF, and smaller natural gas- and diesel-fueled units are not subject to the ACE rule.

In contrast to the CPP, the ACE rule limits BSER to only "inside the fenceline" heat rate improvement technologies or systems that can be applied at an affected coal-fired EGU. Under ACE, states have the primary role in developing standards of performance that result from the application of BSER. The EPA has not provided a standard of performance that it will deem presumptively acceptable in a state plan, but urges states to provide full justification for each component of their plans so that the EPA can evaluate BSER on a unit-by-unit basis. The ACE rule is subject to a legal challenge pending in the United States District Court of the District of Columbia.

States will have three years to develop and submit compliance plans to the EPA. The EPA will have a year to review and approve the plans. The states are given 24 months from the approval date to implement the rule and can extend the compliance schedule for units that meet progress milestones. EGU's compliance with the ACE rule may not be required until 2024 or later. MGE is currently evaluating how this rule may impact operations. Until the State of Wisconsin develops a plan that is accepted by the EPA, MGE will not be able to determine the final impact of the rule. MGE will continue to evaluate the rule and monitor ongoing and potential legal proceedings associated with the CPP and ACE rules.

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

MGE has met its CSAPR obligations in 2018 and 2017 through a combination of reduced emissions through pollution control (e.g. SCR installation at Columbia), as well as owned, received, and purchased allowances. CSAPR has been subject to ongoing legal challenges. In September 2019, the U.S. Court of Appeals upheld the legal argument that the EPA cannot provide a partial remedy to the Clean Air Act's "Good Neighbor Provision" which addresses interstate transport of pollutants from upwind states to downwind states. Under the current rule, the EPA was not holding upwind states to the same attainment deadlines as the downwind states that they impacted. The court indicated that this leniency on the upwind states effectively causes downwind states to miss attainment deadlines or over comply to meet deadlines. The court remanded the rule to the EPA without vacating it. No deadline has been set for the EPA to revise the rule. Wisconsin is considered an upwind state under CSAPR and is potentially impacted by rules that the EPA will develop to address this remand.

MGE will not be able to determine impacts to our operations until rules are promulgated. MGE will continue to monitor developments.

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

Review of the Elm Road Units has indicated that the costs to comply with this rule are not expected to be significant. Columbia's operator has completed a review of their system and has developed a compliance plan. Columbia's operator is also exploring alternative compliance options to meet the rule requirements by the rule's deadline. MGE will continue to monitor the operator's plans for compliance to assess potential impacts on operations.

In July 2018, the EPA published a final rule that included amendments to the CCR (which include the allowance of alternative performance standards for landfills and surface impoundments, revised risk-based groundwater protection standards, and an extension of the deadline by which certain facilities must cease the placement of waste in CCR units). In August 2018, the Court of Appeals for the D.C. Circuit vacated parts of the CCR for not being sufficiently protective of the environment. In August 2019, the EPA introduced a proposed rule that if final would revise some monitoring, corrective action, beneficial reuse, and storage requirements. The revised rule as proposed would not have material impact on MGE. MGE will continue to monitor potential rule modifications to assess potential impacts on operations.

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

c.Purchase Contracts - MGE Energy and MGE.

MGE Energy and MGE have entered into various commodity supply, transportation, and storage contracts to meet their obligations to deliver electricity and natural gas to customers. Management expects to recover these costs in future customer rates. The following table shows future commitments related to purchase contracts as of September 30, 2019:

(In thousands)	2019	2020	2021	2022	2023	Thereafter
Coal(a)	$7,293	13,120	5,647	2,313	-	-
Natural gas
Transportation and storage(b)	6,258	21,997	21,728	21,728	21,728	55,460
Supply(c)	8,773	10,600	-	-	-	-
Solar farms(d)	509	310	3,024	726	743	32,474
Other	92	928	929	97	99	1,079
	$22,925	$46,955	$31,328	$24,864	$22,570	$89,013

(a)Total coal commitments for the Columbia and Elm Road Units, including transportation. Fuel procurement for MGE’s jointly owned Columbia and Elm Road Units is handled by WPL and WEPCO, respectively, who are the operators of those facilities.

(b)MGE’s natural gas transportation and storage contracts require fixed monthly payments for firm supply pipeline transportation and storage capacity. The pricing components of the fixed monthly payments for the transportation and storage contracts are established by FERC but may be subject to change.

(c)These commitments include market-based pricing.

(d)In 2019, MGE entered into commitments related to operations of the Two Creeks and Badger Hollow Solar Farms. See Footnote 14 for further information on the solar farm construction.

d.Capital Purchase Commitments - MGE Energy and MGE.

Various contractual obligations contain minimum future commitments related to capital expenditures for certain construction projects, including the Two Creeks solar project and the Badger Hollow Solar Farm. As of September 30, 2019, the Two Creeks and Badger Hollow future minimum construction commitment is $20.5 million and $53.2 million, respectively.

e.Other Commitments - MGE Energy.

In September 2019, MGE Energy entered into a subscription agreement to invest in a nonpublic venture capital fund. From time to time, the fund makes capital calls to its investors. MGE Energy has committed to contribute $10 million in capital for such capital calls. The timing of these capital calls is dependent on the needs of the funds and is therefore uncertain at this time.

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

In July 2019, the PSCW issued a final decision in the 2018 fuel rules proceedings for MGE to refund $9.5 million of additional fuel savings realized during 2018 plus accrued interest to its retail electric customers in October 2019. There was no change to the refund in the fuel rules proceedings from the amount MGE deferred in the previous year.

As of September 30, 2019, MGE had deferred $0.5 million in 2019 fuel savings. As of December 31, 2018, MGE had deferred $9.5 million of 2018 fuel savings.

c.2018 Tax Reform.

Customer rates approved for 2018 reflected an income tax rate of 35 percent. In January 2018, the PSCW issued an order directing Wisconsin investor-owned utilities to defer the over-collection of income tax expense as a result of the decrease in tax rate to 21 percent.

The PSCW issued an order in May 2018 to return to customers the estimated 2018 over-collection of income tax expense. The decision included a one-time bill credit on customer bills to reflect the estimate of the over-collection for January through June 2018, along with a volumetric bill credit which began in July 2018 and continued through the remainder of 2018 for the estimated remaining annual amount. MGE returned $8.2 million to customers through bill credits as of December 31, 2018.

In August 2019, the PSCW issued a decision on the 2018 tax reform proceedings for MGE to refund the remaining 2018 overcollection of income tax expense to its retail customers as a one-time bill credit. MGE returned $3.2 million in September 2019. There was no change to the refund order from the amount MGE deferred as of December 31, 2018.

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

b.Notional Amounts.

The gross notional volume of open derivatives is as follows:

	September 30, 2019		December 31, 2018
Commodity derivative contracts	466,760	MWh	386,440	MWh
Commodity derivative contracts	9,190,000	Dth	5,260,000	Dth
FTRs	4,282	MW	2,252	MW
PPA	1,600	MW	2,050	MW

c.Financial Statement Presentation.

MGE purchases and sells exchange-traded and over-the-counter options, swaps, and future contracts. These arrangements are primarily entered into to help stabilize the price risk associated with gas or power purchases. These transactions are employed by both MGE's gas and electric segments. Additionally, as a result of the firm transmission agreements that MGE holds on electricity transmission paths in the MISO market, MGE holds financial transmission rights (FTRs). An FTR is a financial instrument that entitles the holder to a stream of revenues or charges based on the differences in hourly day-ahead energy prices between two points on the transmission grid. The fair values of these instruments are offset with a corresponding regulatory asset/liability depending on whether they are in a net loss/gain position. Depending on the nature of the instrument, the gain or loss associated with these transactions will be reflected as cost of gas sold, fuel for electric generation, or purchased power expense in the delivery month applicable to the instrument. As of September 30, 2019, the cost basis of exchange traded derivatives and FTRs exceeded their fair value by $0.2 million. As of December 31, 2018, the fair value of exchange traded derivatives and FTRs exceeded their cost basis by $0.7 million.

MGE is a party to a purchased power agreement that provides MGE with firm capacity and energy during a base term from June 1, 2012, through May 31, 2022. The agreement also allows MGE an option to extend the contract after the base term. The agreement is accounted for as a derivative contract and is recognized at its fair value on the consolidated balance sheets. However, the derivative qualifies for regulatory deferral and is recognized with a corresponding regulatory asset or liability depending on whether the fair value is in a loss or gain position. The fair value of the contract as of September 30, 2019, and December 31, 2018, reflects a loss position of $29.0 million and $32.5 million, respectively. The actual cost will be recognized in purchased power expense in the month of purchase.

The following table summarizes the fair value of the derivative instruments on the consolidated balance sheets. All derivative instruments in this table are presented on a gross basis and are calculated prior to the netting of instruments with the same counterparty under a master netting agreement as well as the netting of collateral. For financial statement purposes, instruments are netted with the same counterparty under a master netting agreement as well as the netting of collateral. As of September 30, 2019, and December 31, 2018, the receivable margin account balance of $1.6 million and $1.2 million, respectively, is shown net of any collateral posted against derivative positions.

	Derivative	Derivative
(In thousands)	Assets	Liabilities	Balance Sheet Location
September 30, 2019
Commodity derivative contracts	$668	$996	Other current assets(a)
Commodity derivative contracts	81	289	Other deferred charges(a)
FTRs	344	-	Other current assets
PPA	N/A	10,390	Derivative liability (current)
PPA	N/A	18,600	Derivative liability (long-term)

December 31, 2018
Commodity derivative contracts	$727	$270	Other current assets
Commodity derivative contracts	74	72	Other deferred charges
FTRs	241	-	Other current assets
PPA	N/A	8,550	Derivative liability (current)
PPA	N/A	23,980	Derivative liability (long-term)

(a)As of September 30, 2019, collateral of $0.7 million was posted against and netted with derivative liability positions on the consolidated balance sheets. No collateral was posted against derivative positions as of December 31, 2018.

The following tables show the effect of netting arrangements for recognized derivative assets and liabilities that are subject to a master netting arrangement or similar arrangement on the consolidated balance sheets.

Offsetting of Derivative Assets
(In thousands)	Gross Amounts	Gross Amounts Offset in Balance Sheets	Collateral Posted Against Derivative Positions	Net Amount Presented in Balance Sheets
September 30, 2019
Commodity derivative contracts	$749	$(561)	$-	$188
FTRs	344	-	-	344

December 31, 2018
Commodity derivative contracts	$801	$(342)	$-	$459
FTRs	241	-	-	241

Offsetting of Derivative Liabilities
(In thousands)	Gross Amounts	Gross Amounts Offset in Balance Sheets	Collateral Posted Against Derivative Positions	Net Amount Presented in Balance Sheets
September 30, 2019
Commodity derivative contracts	$1,285	$(561)	$(724)	$-
PPA	28,990	-	-	28,990

December 31, 2018
Commodity derivative contracts	$342	$(342)	$-	$-
PPA	32,530	-	-	32,530

The following tables summarize the unrealized and realized gains (losses) related to the derivative instruments on the consolidated balance sheets and the consolidated statements of income.

	2019		2018
(In thousands)	Current and Long-Term Regulatory Asset	Other Current Assets	Current and Long-Term Regulatory Asset	Other Current Assets
Three Months Ended September 30:
Balance at July 1,	$33,515	$878	$36,924	$640
Unrealized gain	(4,560)	-	(2,007)	-
Realized (loss) gain reclassified to a deferred account	(411)	411	(316)	316
Realized gain (loss) reclassified to income statement	638	(258)	29	(62)
Balance as of September 30,	$29,182	$1,031	$34,630	$894

Nine Months Ended September 30:
Balance at January 1,	$31,830	$377	$41,958	$806
Unrealized gain	(2,256)	-	(5,906)	-
Realized (loss) gain reclassified to a deferred account	(1,402)	1,402	(837)	837
Realized gain (loss) reclassified to income statement	1,010	(748)	(585)	(749)
Balance as of September 30,	$29,182	$1,031	$34,630	$894

	Realized Losses (Gains)
	2019		2018
(In thousands)	Fuel for Electric Generation/ Purchased Power	Cost of Gas Sold	Fuel for Electric Generation/ Purchased Power	Cost of Gas Sold
Three Months Ended September 30:
Commodity derivative contracts	$471	$83	$(145)	$-
FTRs	(429)	-	(150)	-
PPA	(505)	-	328	-

Nine Months Ended September 30:
Commodity derivative contracts	$1,038	$460	$39	$637
FTRs	(503)	-	(625)	-
PPA	(1,257)	-	1,283	-

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

The PPA has a provision that may require MGE to post collateral if MGE's debt rating falls below investment grade (i.e., below BBB-). The amount of collateral that it may be required to post varies from $20.0 million to $40.0 million, depending on MGE's nominated capacity amount. As of September 30, 2019, no collateral is required to be, or has been, posted. Certain counterparties extend MGE a credit limit. If MGE exceeds these limits, the counterparties may require collateral to be posted. No counterparties were in a net liability position as of September 30, 2019, and December 31, 2018.

Nonperformance of counterparties to the non-exchange traded derivatives could expose MGE to credit loss. However, MGE enters into transactions only with companies that meet or exceed strict credit guidelines, and it monitors these counterparties on an ongoing basis to mitigate nonperformance risk in its portfolio. As of September 30, 2019, no counterparties have defaulted.

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

The estimated fair market value offinancial instruments are as follows:

	September 30, 2019		December 31, 2018
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
MGE Energy
Assets:
Cash and cash equivalents	$61,112	$61,112	$83,102	$83,102
Liabilities:
Short-term debt - commercial paper	54,500	54,500	13,000	13,000
Long-term debt(a)	499,027	578,229	502,431	518,811

MGE
Assets:
Cash and cash equivalents	$4,656	$4,656	$4,843	$4,843
Liabilities:
Short-term debt - commercial paper	54,500	54,500	13,000	13,000
Long-term debt(a)	499,027	578,229	502,431	518,811

(a) Includes long-term debt due within one year. Excludes debt issuance costs and unamortized discount of $4.2million and $4.5million as of September 30, 2019, and December 31, 2018, respectively.

b.Recurring Fair Value Measurements.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis.

	Fair Value as of September 30, 2019
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Derivatives, net(b)	$1,093	$525	$-	$568
Exchange-traded investments	1,001	1,001	-	-
Total Assets	$2,094	$1,526	$-	$568
Liabilities:
Derivatives, net	$30,275	$687	$-	$29,588
Deferred compensation	3,025	-	3,025	-
Total Liabilities	$33,300	$687	$3,025	$29,588

MGE
Assets:
Derivatives, net(b)	$1,093	$525	$-	$568
Exchange-traded investments	178	178	-	-
Total Assets	$1,271	$703	$-	$568
Liabilities:
Derivatives, net	$30,275	$687	$-	$29,588
Deferred compensation	3,025	-	3,025	-
Total Liabilities	$33,300	$687	$3,025	$29,588

	Fair Value as of December 31, 2018
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Derivatives, net	$1,042	$296	$-	$746
Exchange-traded investments	848	848	-	-
Total Assets	$1,890	$1,144	$-	$746
Liabilities:
Derivatives, net	$32,872	$124	$-	$32,748
Deferred compensation	3,078	-	3,078	-
Total Liabilities	$35,950	$124	$3,078	$32,748

MGE
Assets:
Derivatives, net	$1,042	$296	$-	$746
Exchange-traded investments	43	43	-	-
Total Assets	$1,085	$339	$-	$746
Liabilities:
Derivatives, net	$32,872	$124	$-	$32,748
Deferred compensation	3,078	-	3,078	-
Total Liabilities	$35,950	$124	$3,078	$32,748

(b) These amounts are shown gross and exclude $0.7 million of collateral that was posted against derivative positions with counterparties as of September 30, 2019.

No transfers were made in or out of Level 1 or Level 2 for the nine months ended September 30, 2019.

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

The following table presents the significant unobservable inputs used in the pricing model.

	Model Input
Significant Unobservable Inputs	September 30, 2019	December 31, 2018
Basis adjustment:
On peak	92.2%	92.1%
Off peak	92.8%	92.8%
Counterparty fuel mix:
Internal generation	40.0% - 60.0%	50.0% - 75.0%
Purchased power	60.0% - 40.0%	50.0% - 25.0%

The following table summarizes the changes in Level 3 commodity derivative assets and liabilities measured at fair value on a recurring basis.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2019	2018	2019	2018
Beginning balance	$(33,337)	$(37,332)	$(32,002)	$(42,026)
Realized and unrealized gains (losses):
Included in regulatory assets	4,317	2,018	2,982	6,711
Included in other comprehensive income	-	-	-	-
Included in earnings	(492)	26	(1,928)	(434)
Included in current assets	4	(25)	(198)	(496)
Purchases	5,205	5,736	16,827	17,602
Sales	-	-	-	-
Issuances	-	-	-	-
Settlements	(4,717)	(5,737)	(14,701)	(16,671)
Transfers in and/or out of Level 3	-	-	-	-
Balance as of September 30,	$(29,020)	$(35,314)	$(29,020)	$(35,314)
Total gains (losses) included in earnings attributed to
the change in unrealized gains (losses) related to
assets and liabilities held at September 30,(c)	$-	$-	$-	$-

The following table presents total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis (c).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2019	2018	2019	2018
Purchased Power Expense	$(409)	$26	$(1,658)	$(637)
Cost of Gas Sold Expense	(83)	-	(270)	203
Total	$(492)	$26	$(1,928)	$(434)

(c) MGE's exchange-traded derivative contracts, over-the-counter party transactions, purchased power agreement, and FTRs are subject to regulatory deferral. These derivatives are therefore marked to fair value and are offset in the financial statements with a corresponding regulatory asset or liability.

13.

Asset Retirement Obligation - MGE Energy and MGE.

A liability for the fair value of an asset retirement obligation (ARO) is recognized in the period in which it is incurred if it can be reasonably estimated. The offsetting associated asset retirement costs are capitalized as a long-lived asset and depreciated over the asset's useful life.As of September 30, 2019, MGE recorded an obligation of $1.5 million for the fair value of its legal liability for an ARO associated with the Saratoga Wind Farm. MGE has regulatory treatment and recognizes regulatory assets or liabilities for the timing differences between when we recover legal AROs in rates and when those costs would actually be recognized.

14.

Joint Plant Ownership - MGE Energy and MGE.

a. Two Creeks.

In May 2019, MGE acquired a 33% ownership interest in a 150 MW solar generation array in the Town of Two Creeks and the City of Two Rivers in Manitowoc and Kewaunee Counties, Wisconsin. MGE's sole principal asset will be the 33% undivided ownership interest in the solar generation facility, which is being constructed. The estimated share of capital costs for MGE's ownership interest is approximately $65 million (excluding capitalized interest).

As of September 30, 2019, $42.1 million (excluding capitalized interest) related to this project is reflected in "Construction work in progress" on the consolidated balance sheets. The project is anticipated to be completed by the end of 2020.

b. Badger Hollow.

In July 2019, MGE acquired a 33% ownership interest in a 150 MW solar generation array in southwestern Wisconsin in Iowa County, near the villages of Montfort and Cobb. MGE's sole principal asset will be the 33% undivided ownership interest in the solar generation facility which is being constructed. The estimated share of capital costs for MGE's ownership interest is approximately $65 million (excluding capitalized interest).

As of September 30, 2019, $10.0 million (excluding capitalized interest) related to this project is reflected in "Construction work in progress" on the consolidated balance sheets. The project is anticipated to be completed by the end of 2020.

15.

Revenue - MGE Energy and MGE.

Revenues disaggregated by revenue source were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30,		September 30,
Electric revenues	2019	2018	2019	2018
Residential	$42,442	$42,371	$107,772	$107,847
Commercial	63,466	61,638	165,481	159,264
Industrial	3,760	3,668	10,013	11,193
Other-retail/municipal	9,543	9,431	26,728	26,245
Total retail	119,211	117,108	309,994	304,549
Sales to the market	1,163	1,505	3,914	6,334
Other revenues	233	562	978	1,750
Total electric revenues	120,607	119,175	314,886	312,633

Gas revenues
Residential	11,342	11,916	67,659	64,087
Commercial/Industrial	4,825	5,570	40,833	38,728
Total retail	16,167	17,486	108,492	102,815
Gas transportation	1,126	829	3,756	3,018
Other revenues	84	92	299	319
Total gas revenues	17,377	18,407	112,547	106,152

Non-regulated energy revenues	214	213	481	904
Total Operating Revenue	$138,198	$137,795	427,914	$419,689

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

MGE received a PSCW order in January 2018 to defer the over-collection of income tax expense collected in customer rates during 2018 as a result of the Tax Cuts and Jobs Act (the Tax Act) reduction in the income tax rate to 21 percent. See Footnote 10.c. for further information.

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

The following tables show segment information for MGE Energy's operations for the indicated periods:

(In thousands) MGE Energy	Electric	Gas	Non-regulated Energy	Transmission Investment	All Others	Consolidation/ Elimination Entries	Consolidated Total
Three Months Ended September 30, 2019
Operating revenues	$120,607	$17,377	$214	$-	$-	$-	$138,198
Interdepartmental revenues	225	5,679	10,019	-	-	(15,923)	-
Total operating revenues	120,832	23,056	10,233	-	-	(15,923)	138,198
Depreciation and amortization	(13,441)	(2,879)	(1,873)	-	-	-	(18,193)
Other operating expenses	(76,817)	(20,217)	(33)	-	(123)	15,923	(81,267)
Operating income (loss)	30,574	(40)	8,327	-	(123)	-	38,738
Other income, net	1,817	855	-	2,372	160	-	5,204
Interest (expense) income, net	(3,762)	(1,059)	(1,274)	-	264	-	(5,831)
Income (loss) before taxes	28,629	(244)	7,053	2,372	301	-	38,111
Income tax (provision) benefit	(4,948)	183	(1,922)	(646)	(121)	-	(7,454)
Net income (loss)	$23,681	$(61)	$5,131	$1,726	$180	$-	$30,657

Three Months Ended September 30, 2018
Operating revenues	$119,175	$18,407	$213	$-	$-	$-	$137,795
Interdepartmental revenues	(20)	4,219	9,912	-	-	(14,111)	-
Total operating revenues	119,155	22,626	10,125	-	-	(14,111)	137,795
Depreciation and amortization	(9,864)	(2,534)	(1,861)	-	-	-	(14,259)
Other operating expenses	(77,847)	(19,824)	(36)	(4)	(138)	14,111	(83,738)
Operating income (loss)	31,444	268	8,228	(4)	(138)	-	39,798
Other income, net	1,763	829	-	1,620	118	-	4,330
Interest (expense) income, net	(3,217)	(963)	(1,320)	-	475	-	(5,025)
Income before taxes	29,990	134	6,908	1,616	455	-	39,103
Income tax (provision) benefit	(7,306)	42	(1,852)	(441)	(40)	-	(9,597)
Net income	$22,684	$176	$5,056	$1,175	$415	$-	$29,506

Nine Months Ended September 30, 2019
Operating revenues	$314,886	$112,547	$481	$-	$-	$-	$427,914
Interdepartmental revenues	622	12,571	29,987	-	-	(43,180)	-
Total operating revenues	315,508	125,118	30,468	-	-	(43,180)	427,914
Depreciation and amortization	(39,330)	(8,482)	(5,611)	-	-	-	(53,423)
Other operating expenses	(223,242)	(104,587)	(113)	-	(697)	43,180	(285,459)
Operating income (loss)	52,936	12,049	24,744	-	(697)	-	89,032
Other income, net	5,258	2,579	-	6,808	429	-	15,074
Interest (expense) income, net	(11,253)	(3,132)	(3,838)	-	996	-	(17,227)
Income before taxes	46,941	11,496	20,906	6,808	728	-	86,879
Income tax provision	(6,036)	(2,848)	(5,695)	(1,856)	(232)	-	(16,667)
Net income	$40,905	$8,648	$15,211	$4,952	$496	$-	$70,212

Nine Months Ended September 30, 2018
Operating revenues	$312,633	$106,152	$904	$-	$-	$-	$419,689
Interdepartmental revenues	(234)	12,059	29,579	-	-	(41,404)	-
Total operating revenues	312,399	118,211	30,483	-	-	(41,404)	419,689
Depreciation and amortization	(28,817)	(7,374)	(5,563)	-	-	-	(41,754)
Other operating expenses	(228,957)	(99,251)	(113)	(12)	(789)	41,404	(287,718)
Operating income (loss)	54,625	11,586	24,807	(12)	(789)	-	90,217
Other income, net	5,055	2,347	-	5,908	670	-	13,980
Interest (expense) income, net	(9,036)	(2,689)	(4,002)	-	1,180	-	(14,547)
Income before taxes	50,644	11,244	20,805	5,896	1,061	-	89,650
Income tax provision	(11,492)	(2,788)	(5,638)	(1,611)	(263)	-	(21,792)
Net income	$39,152	$8,456	$15,167	$4,285	$798	$-	$67,858

The following tables show segment information for MGE's operations for the indicated periods:

(In thousands) MGE	Electric	Gas	Non-regulated Energy	Consolidation/ Elimination Entries	Consolidated Total
Three Months Ended September 30, 2019
Operating revenues	$120,607	$17,377	$214	$-	$138,198
Interdepartmental revenues	225	5,679	10,019	(15,923)	-
Total operating revenues	120,832	23,056	10,233	(15,923)	138,198
Depreciation and amortization	(13,441)	(2,879)	(1,873)	-	(18,193)
Other operating expenses	(76,817)	(20,217)	(33)	15,923	(81,144)
Operating income (loss)	30,574	(40)	8,327	-	38,861
Other income, net	1,817	855	-	-	2,672
Interest expense, net	(3,762)	(1,059)	(1,274)	-	(6,095)
Income (loss) before taxes	28,629	(244)	7,053	-	35,438
Income tax (provision) benefit	(4,948)	183	(1,922)	-	(6,687)
Net income (loss)	23,681	(61)	5,131	-	28,751
Less: Net income attributable to
noncontrolling interest, net of tax	-	-	-	(5,614)	(5,614)
Net income (loss) attributable to MGE	$23,681	$(61)	$5,131	$(5,614)	$23,137
Three Months Ended September 30, 2018
Operating revenues	$119,175	$18,407	$213	$-	$137,795
Interdepartmental revenues	(20)	4,219	9,912	(14,111)	-
Total operating revenues	119,155	22,626	10,125	(14,111)	137,795
Depreciation and amortization	(9,864)	(2,534)	(1,861)	-	(14,259)
Other operating expenses	(77,847)	(19,824)	(35)	14,111	(83,595)
Operating income	31,444	268	8,229	-	39,941
Other income, net	1,763	829	-	-	2,592
Interest expense, net	(3,217)	(963)	(1,320)	-	(5,500)
Income before taxes	29,990	134	6,909	-	37,033
Income tax provision	(7,306)	42	(1,853)	-	(9,117)
Net income	22,684	176	5,056	-	27,916
Less: Net income attributable to
noncontrolling interest, net of tax	-	-	-	(5,629)	(5,629)
Net income attributable to MGE	$22,684	$176	$5,056	$(5,629)	$22,287
Nine Months Ended September 30, 2019
Operating revenues	$314,886	$112,547	$481	$-	$427,914
Interdepartmental revenues	622	12,571	29,987	(43,180)	-
Total operating revenues	315,508	125,118	30,468	(43,180)	427,914
Depreciation and amortization	(39,330)	(8,482)	(5,611)	-	(53,423)
Other operating expenses	(223,242)	(104,587)	(113)	43,180	(284,762)
Operating income	52,936	12,049	24,744	-	89,729
Other income, net	5,258	2,579	-	-	7,837
Interest expense, net	(11,253)	(3,132)	(3,838)	-	(18,223)
Income before taxes	46,941	11,496	20,906	-	79,343
Income tax provision	(6,036)	(2,848)	(5,695)	-	(14,579)
Net income	40,905	8,648	15,211	-	64,764
Less: Net income attributable to
noncontrolling interest, net of tax	-	-	-	(16,725)	(16,725)
Net income attributable to MGE	$40,905	$8,648	$15,211	$(16,725)	$48,039
Nine Months Ended September 30, 2018
Operating revenues	$312,633	$106,152	$904	$-	$419,689
Interdepartmental revenues	(234)	12,059	29,579	(41,404)	-
Total operating revenues	312,399	118,211	30,483	(41,404)	419,689
Depreciation and amortization	(28,817)	(7,374)	(5,563)	-	(41,754)
Other operating expenses	(228,957)	(99,251)	(113)	41,404	(286,917)
Operating income	54,625	11,586	24,807	-	91,018
Other income, net	5,055	2,347	-	-	7,402
Interest expense, net	(9,036)	(2,689)	(4,002)	-	(15,727)
Income before taxes	50,644	11,244	20,805	-	82,693
Income tax provision	(11,492)	(2,788)	(5,638)	-	(19,918)
Net income	39,152	8,456	15,167	-	62,775
Less: Net income attributable to
noncontrolling interest, net of tax	-	-	-	(16,940)	(16,940)
Net income attributable to MGE	$39,152	$8,456	$15,167	$(16,940)	$45,835

The following table shows segment information for assets and capital expenditures:

	Utility		Consolidated
(In thousands) MGE Energy	Electric	Gas	Non-regulated Energy	Transmission Investment	All Others	Consolidation/ Elimination Entries	Total
Assets:
September 30, 2019	$1,288,752	$379,160	$259,542	$69,829	$447,307	$(377,617)	$2,066,973
December 31, 2018	1,193,083	377,005	265,301	66,366	465,661	(378,798)	1,988,618
Capital Expenditures:
Nine months ended September 30, 2019	$101,609	$24,551	$2,229	$-	$-	$-	$128,389
Year ended Dec. 31, 2018	176,399	30,497	5,301	-	-	-	212,197

	Utility		Consolidated
(In thousands) MGE	Electric	Gas	Non-regulated Energy	Elimination Entries	Total
Assets:
September 30, 2019	$1,288,752	$379,160	$259,492	$(377)	$1,927,027
December 31, 2018	1,193,083	377,005	265,251	(448)	1,834,891
Capital Expenditures:
Nine months ended September 30, 2019	$101,609	$24,551	$2,229	$-	$128,389
Year ended Dec. 31, 2018	176,399	30,497	5,301	-	212,197

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

•Equity price risk pertaining to pension related assets,

•Credit market conditions, including interest rates and our debt credit rating,

•Environmental laws and regulations, including adopted and pending environmental rule changes, and

•Other factors listed in "Item 1A. Risk Factors" in our 2018 Annual Report on Form 10-K.

For the three months ended September 30, 2019, MGE Energy's earnings were $30.7 million or $0.88 per share compared to $29.5 million or $0.85 per share for the same period in the prior year. MGE's earnings for the three months ended September 30, 2019, were $23.1 million compared to $22.3 million for the same period in the prior year.

For the nine months ended September 30, 2019, MGE Energy's earnings were $70.2 million or $2.03 per share compared to $67.9 million or $1.96 per share for the same period in the prior year. MGE's earnings for the nine months ended September 30, 2019, were $48.0 million compared to $45.8 million for the same period in the prior year.

MGE Energy's net income was derived from our business segments as follows:

	Three Months Ended		Nine Months Ended
(In millions)	September 30,		September 30,
Business Segment:	2019	2018	2019	2018
Electric Utility	$23.7	$22.6	$40.9	$39.1
Gas Utility	-	0.2	8.6	8.5
Nonregulated Energy	5.1	5.1	15.2	15.2
Transmission Investments	1.7	1.2	5.0	4.3
All Other	0.2	0.4	0.5	0.8
Net Income	$30.7	$29.5	$70.2	$67.9

Our net income during the three and nine months ended September 30, 2019, compared to the same period in the prior year primarily reflects the effects of the following factors:

Electric Utility

An increase in owned generation assets included in rate base contributed to increased earnings for the three and nine months ended September 30, 2019, as a result of the completion of the Saratoga Wind Farm.

During the first nine months of 2019, the following events occurred:

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

Pension and Other Postretirement Benefit Costs: Costs for pension and other postretirement benefits are affected by actual investment returns on the assets held for those benefits and by the discount rate, which is sensitive to interest rates, used to calculate those benefits. Volatility in interest rates and investment returns could affect the value of the pension and postretirement benefit obligations. These changes may affect benefit costs in future years. As a result of lower investment returns in the fourth quarter of 2018, pension and postretirement benefit costs increased in 2019. In August 2019, the PSCW approved MGE's request to defer the difference between estimated pension and other postretirement costs included in the 2019 and 2020 rate settlement and actual expense incurred. MGE expects that the deferred cost for employee benefit plans will be factored into future rate actions starting in 2021. For the three and nine months ended September 30, 2019, MGE has deferred approximately $1.3 million and $4.6 million of pension and other postretirement costs, respectively.

Saratoga Wind Farm: In December 2017, the PSCW authorized construction of a 66 MW wind farm, consisting of 33 turbines, located near Saratoga, Iowa. Construction of the project was completed in February 2019 for approximately $112 million. MGE received specific approval to recover 100% AFUDC on the project. After tax, MGE has recognized $0.8 million in AFUDC equity related to this project for the nine months ended September 30, 2019.

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

Utility Solar – Two Creeks: In May 2019, MGE acquired a 33% ownership interest in a 150 MW solar generation array in the Town of Two Creeks and the City of Two Rivers in Manitowoc and Kewaunee Counties, Wisconsin. MGE's sole principal asset will be the 33% undivided ownership interest in the solar generation facility, which is being constructed. The estimated share of capital costs for that ownership interest is approximately $65 million (excluding capitalized interest). As of September 30, 2019, $42.1 million (excluding capitalized interest) related to this project is reflected in "Construction work in progress" on the consolidated balance sheets. The project is anticipated to be completed by the end of 2020.

Utility Solar – Badger Hollow: In July 2019, MGE acquired a 33% ownership interest in a 150 MW solar generation array in southwestern Wisconsin in Iowa County, near the villages of Montfort and Cobb. MGE's sole principal asset will be the 33% undivided ownership interest in the solar generation facility which is being constructed. The estimated share of capital costs for that ownership interest is approximately $65 million (excluding capitalized interest). As of September 30, 2019, $10.0 million (excluding capitalized interest) related to this project is reflected in "Construction work in progress" on the consolidated balance sheets. The project is anticipated to be completed by the end of 2020.

2018 Tax Reform: In August 2019, the PSCW issued a decision on the 2018 tax reform proceedings for MGE to refund the remaining 2018 overcollection of income tax expense to its retail customers as a one-time bill credit. MGE returned $3.2 million in September 2019. There was no change to the refund order from the amount MGE deferred as of December 31, 2018.

In the near term, several items may affect us, including:

2018 Annual Fuel Proceeding: In July 2019, the PSCW issued a final decision in the 2018 fuel rules proceedings for MGE to refund $9.5 million of additional fuel savings realized during 2018 plus accrued interest to its retail electric customers in October 2019. There was no change to the refund in the fuel rules proceedings from the amount MGE deferred as of December 31, 2018.

Tax Reform: Pursuant to the Tax Act, deferred income tax balances as of December 31, 2017, were remeasured to reflect the decrease in corporate tax rate. Approximately $131 million of regulatory liability was recorded given that changes in income taxes are generally passed through in customer rates for the regulated utility. The amount and timing of the cash impacts will depend on the period over which certain income tax benefits are provided to customers. Approximately $117 million of the regulatory liability is being returned to customers using a normalization method of accounting. The return of the remaining portion will be determined by the PSCW in MGE's next rate case.

ATC Return on Equity: Several parties have filed complaints with the FERC seeking to reduce the ROE used by MISO transmission owners, including ATC. Any change to ATC's ROE could result in lower equity earnings and distributions from ATC in the future. We derived approximately 6.8% and 6.3% of our net income for the nine months ended September 30, 2019 and 2018, respectively, from our investment in ATC. See "Other Matters" below for additional information concerning ATC.

Environmental Initiatives: There are proposed legislative rules and initiatives involving matters related to air emissions, water effluent, hazardous materials, and greenhouse gases, all of which affect generation plant capital expenditures and operating costs as well as future operational planning. At present, it is unclear how the changes in the Presidential and EPA administrations may affect existing, pending or new legislative or rulemaking proposals or regulatory initiatives. Such legislation and rulemaking could significantly affect the costs of owning and operating fossil-fueled generating plants, such as Columbia and the Elm Road Units, from which we derive approximately 43% of our electric generating capacity as of September 30, 2019. We would expect to seek and receive recovery of any such costs in rates; however, it is difficult to estimate the amount of such costs due to the uncertainty as to the timing and form of the legislation and rules, and the scope and time of the recovery of costs in rates, which may lag the incurrence of those costs.

EPA's Clean Power Plan and Affordable Clean Energy Rule: In 2015, the EPA finalized the Clean Power Plan (CPP), which directed states to submit plans to reduce GHG emissions from the electric generation sector. Implementation of the rule is currently stayed by order to the U.S. Supreme Court. If ultimately upheld, the CPP could have a material effect on MGE's operations. In July 2019, the EPA published a final rule which repeals the CPP and creates the replacement Affordable Clean Energy (ACE) rule to reduce greenhouse gas emissions from existing coal-fired EGUs. The ACE Rule will apply to Columbia and the Elm Road Units. MGE is currently evaluating how this rule may impact operations. Until the State of Wisconsin develops a plan that is accepted by the EPA, MGE will not be able to determine the final impact of the rule. MGE will continue to evaluate the rule and monitor ongoing and potential legal proceedings associated with the CPP and ACE rules.

Columbia: MGE will reduce further its obligation to pay certain capital expenditures (other than SCR-related expenditures) at Columbia in exchange for a proportional reduction in MGE's ownership in Columbia. By June 2020, MGE's ownership in Columbia is forecasted to be approximately 19%, a decrease of 3% from the 22% ownership interest held by MGE on January 1, 2016.

Future Generation - Riverside: In 2016, MGE entered into an agreement with WPL under which MGE may acquire up to 50 MW of capacity in a gas-fired generating plant being constructed by WPL at its Riverside Energy Center in Beloit, Wisconsin, during the five-year period following the in-service date of the plant. The plant is expected to be completed by early 2020. MGE has not yet determined whether it will exercise its option in the Riverside plant. A determination will be made based on a variety of factors in future years.

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

Debt Issuance: MGE committed to $50 million of long-term unsecured debt in August 2019. Funding occurred on November 5, 2019. The proceeds of the debt financing will be used to assist with additional capital expenditures, such as Two Creeks and Badger Hollow, maturing short-term debt, and other corporate obligations.

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

Three Months Ended September 30, 2019 and 2018

The following table provides a calculation of electric and gas margins (non-GAAP), along with a reconciliation to the most comparable GAAP measure, operating income:

	Three Months Ended September 30,
(In millions)	2019	2018	$ Change
Electric revenues	$120.6	$119.2	$1.4
Fuel for electric generation	(15.9)	(16.8)	0.9
Purchased power	(9.1)	(13.0)	3.9
Total Electric Margins	95.6	89.4	6.2

Gas revenues	17.4	18.4	(1.0)
Cost of gas sold	(3.1)	(4.9)	1.8
Total Gas Margins	14.3	13.5	0.8

Other operating revenues	0.2	0.2	-
Other operations and maintenance	(48.1)	(44.1)	(4.0)
Depreciation and amortization	(18.2)	(14.3)	(3.9)
Other general taxes	(5.1)	(4.9)	(0.2)
Operating Income	$38.7	$39.8	$(1.1)

Operating income for the three months ended September 30, 2019, compared to the same period in the prior year primarily reflects the effects of the following factors:

•A $1.4 million increase in electric revenue driven by the timing of deferred revenue collected in rates.

•A $0.9 million decrease in fuel for electric generation driven by lower costs from the wind generation of Saratoga (construction was completed in February 2019).

•A $3.9 million decrease in purchased power costs driven by increased internal generation and lower costs in the market.

•A $1.0 million decrease in gas revenue driven by a decrease in gas retail sales.

•A $1.8 million decrease in cost of gas sold driven by decreased gas sales.

•A $4.0 million increase in other operations and maintenance. See consolidated operations and maintenance expenses section below.

•A $3.9 million increase in depreciation and amortization expense driven by accelerated depreciation expense for specified electric assets as discussed in the consolidated depreciation expense section below.

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the periods indicated:

	Revenues			Sales (kWh)
(In thousands, except cooling degree days)	Three Months Ended September 30,			Three Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
Residential	$42,442	$42,371	0.2%	252,786	256,820	(1.6)%
Commercial	63,466	61,638	3.0%	519,820	520,827	(0.2)%
Industrial	3,760	3,668	2.5%	45,772	47,381	(3.4)%
Other-retail/municipal	9,543	9,431	1.2%	99,055	106,953	(7.4)%
Total retail	119,211	117,108	1.8%	917,433	931,981	(1.6)%
Sales to the market	1,163	1,505	(22.7)%	37,108	33,090	12.1%
Other revenues	233	562	(58.5)%	-	-	- %
Total	$120,607	$119,175	1.2%	954,541	965,071	(1.1)%

Cooling degree days (normal 486)				535	536	(0.2)%

Electric margin, a non-GAAP measure, increased $6.2 million for the three months ended September 30, 2019, compared to the same period in 2018, due to the following:

(In millions)
Revenue subject to refund, net	$4.9
Decreased fuel costs	4.1
Rate changes	(1.4)
Decrease in volume	(0.7)
Other	(0.7)
Total	$6.2

•Revenue subject to refund. For cost recovery mechanisms, any over-collection of the difference between actual costs incurred and the amount of costs collected from customers is recorded as a reduction of revenue in the period incurred.

oTax Act. MGE received a PSCW order in January 2018 to defer the over-collection of income tax expense collected in customer rates as a result of the Tax Act reduction in federal income tax rate to 21 percent. In September 2019, MGE returned $2.2 million to electric customers through bill credits related to the tax credit. The 2019 bill credit was deducted from revenues in previous years and held in a regulatory liability pending the refund to customers. As a result, the refund did not affect reported revenues in the current periods, although it did reduce cash and the corresponding regulatory liability. During the three months ended September 30, 2018, MGE recorded a $1.1 million reduction in retail electric revenues and recorded a corresponding regulatory liability. During the three months ended September 30, 2018, MGE returned $1.8 million to electric customers through bill credits related to the tax credit.

oFuel-related costs. MGE's fuel-related costs subject to refund in 2019 was $0.5 million. MGE's fuel-related costs subject to refund in 2018 was $2.0 million. Under fuel rules, MGE is required to defer electric fuel-related costs that fall outside a 2% cost tolerance band around the amount used in the most recent rate proceeding.

oTransmission. MGE's transmission costs subject to refund decreased revenue $0.1 million in 2019. In 2018, MGE recorded a $0.4 million increase in retail electric revenues.

oOperating Costs. MGE recognized revenue for electric plant operating costs subject to refund from previous years of $0.1 million in 2019. In 2018, MGE recorded a $0.9 million reduction in retail electric revenues primarily related to lower leased generation costs due to the reduction in tax rate.

•Fuel costs. Fuel costs decreased during the three months ended September 30, 2019, primarily as a result of the commencement of commercial operations at the Saratoga Wind Farm in February 2019. Electrical generation at Saratoga reduced the need for purchased power and contributed to lower fuel costs in the current quarter.

•Rate changes. Rates charged to retail customers during the three months ended September 30, 2019, were $1.4 million lower than those charged during the same period in the prior year.

In December 2018, the PSCW authorized MGE to decrease 2019 rates for electric retail customers by 2.24%.

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class for each of the periods indicated:

	Revenues			Therms Delivered
(In thousands, except HDD and average rate per therm of retail customer)	Three Months Ended September 30,			Three Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
Residential	$11,342	$11,916	(4.8)%	5,707	5,694	0.2%
Commercial/Industrial	4,825	5,570	(13.4)%	9,195	9,657	(4.8)%
Total retail	16,167	17,486	(7.5)%	14,902	15,351	(2.9)%
Gas transportation	1,126	829	35.8%	15,514	15,784	(1.7)%
Other revenues	84	92	(8.7)%	-	-	- %
Total	$17,377	$18,407	(5.6)%	30,416	31,135	(2.3)%

Heating degree days (normal 154)				57	125	(54.4)%
Average rate per therm of
retail customer	$1.085	$1.139	(4.7)%

Gas margin, a non-GAAP measure, increased $0.8 million for the three months ended September 30, 2019, compared to the same period in 2018, due to the following:

(In millions)
Revenue subject to refund, net	$0.5
Other	0.3
Total	$0.8

•Revenue subject to refund. For cost recovery mechanisms, any over-collection of the difference between actual costs incurred and the amount of costs collected from customers is recorded as a reduction of revenue in the period incurred.

oTax Act. MGE received a PSCW order in January 2018 to defer the over-collection of income tax expense collected in customer rates as a result of the Tax Act reduction in federal income tax rate to 21 percent. In September 2019, MGE returned $1.0 million to gas customers through bill credits related to the tax credit. The 2019 bill credit was deducted from revenues in previous years and held in a regulatory liability pending the refund to customers. As a result, the refund did not affect reported revenues in the current periods, although it did reduce cash and the corresponding regulatory liability. During the three months ended September 30, 2018, MGE recorded a $0.3 million reduction in retail gas revenues and recorded a corresponding regulatory liability. During the three months ended September 30, 2018, MGE returned $0.2 million to electric customers through bill credits related to the tax credit.

Consolidated operations and maintenance expenses

For the three months ended September 30, 2019, operations and maintenance expenses increased $4.0 million, compared to the same period in the prior year. The following contributed to the net change:

(In millions)
Increased administrative and general costs	$2.8
Increased electric production expenses	0.8
Increased gas distribution expenses	0.3
Increased other costs	0.5
Decreased transmission costs	(0.4)
Total	$4.0

•Increased administrative and general costs are primarily related to increased technology costs associated with the multi-year Enterprise Forward project, which includes a new customer information system.

Consolidated depreciation expense

Electric depreciation expense increased $3.6 million and gas depreciation expense increased $0.3 million for the three months ended September 30, 2019, compared to the same period in the prior year. MGE accelerated depreciation for combustion turbines and Columbia Unit 1 in 2019, as approved in the December 2018 rate settlement, increasing electric depreciation expense compared to the prior period. Also approved in the December 2018 rate settlement were new depreciation rates for Columbia, further contributing to the increase in electric depreciation expense.

Nonregulated Energy Operations - MGE Energy and MGE

The nonregulated energy operations are conducted through MGE Energy's subsidiaries: MGE Power Elm Road (the Elm Road Units) and MGE Power West Campus (WCCF), which have been formed to own and lease electric generating capacity to assist MGE. For both the three months ended September 30, 2019 and 2018, net income at the nonregulated energy operations segment was $5.1 million.

Transmission Investment Operations - MGE Energy

For the three months ended September 30, 2019 and 2018, other income at the transmission investment segment was $2.4 million and $1.6 million, respectively. The transmission investment segment holds our interest in ATC and ATC Holdco, and its income reflects our equity in the earnings of those investments. ATC Holdco was formed in December 2016. In the near term, it is expected that ATC Holdco will be pursuing transmission development opportunities that typically have long development and investment lead times before becoming operational. See Footnote 4 of the Notes to Consolidated Financial Statements in this Report and "Other Matters" below for additional information concerning ATC and summarized financial information regarding ATC.

Consolidated Income Taxes - MGE Energy and MGE

In 2019, the effective electric tax rate decreased as a result of a tax credit generated by the Saratoga Wind Farm. See Footnote 5 of the Notes to Consolidated Financial Statements in this Report for the effective tax rate reconciliation.

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

	Three Months Ended
	September 30,
(In millions)	2019	2018
MGE Power Elm Road	$3.8	$3.8
MGE Power West Campus	1.8	1.8

Nine Months Ended September 30, 2019 and 2018

The following table provides a calculation of electric and gas margins (non-GAAP), along with a reconciliation to the most comparable GAAP measure, operating income:

	Nine Months Ended September 30,
(In millions)	2019	2018	$ Change
Electric revenues	$314.9	$312.6	$2.3
Fuel for electric generation	(40.2)	(43.9)	3.7
Purchased power	(31.0)	(43.0)	12.0
Total Electric Margins	243.7	225.7	18.0

Gas revenues	112.5	106.2	6.3
Cost of gas sold	(55.2)	(54.1)	(1.1)
Total Gas Margins	57.3	52.1	5.2

Other operating revenues	0.5	0.9	(0.4)
Other operations and maintenance	(144.0)	(132.0)	(12.0)
Depreciation and amortization	(53.4)	(41.8)	(11.6)
Other general taxes	(15.1)	(14.7)	(0.4)
Operating Income	$89.0	$90.2	$(1.2)

Operating income for the nine months ended September 30, 2019, compared to the same period in the prior year primarily reflects the effects of the following factors:

•A $2.3 million increase in electric revenue driven by timing of deferred revenue collected in rates.

•A $3.7 million decrease in fuel for electric generation driven by lower costs from the wind generation of Saratoga (construction was completed in February 2019).

•A $12.0 million decrease in purchased power costs driven by the purchase of the Forward Wind Energy Center in April 2018, which replaced an existing purchased power agreement and increased internal generation.

•A $6.3 million increase in gas revenues reflecting higher customer demand resulting from colder weather in the first quarter and an increase in rates to cover infrastructure costs.

•A $1.1 million increase in cost of gas sold driven by increased gas sales.

•A $12.0 million increase in other operations and maintenance. See consolidated operations and maintenance expenses section below.

•An $11.6 million increase in depreciation and amortization expense driven by accelerated depreciation expense for specified electric assets as discussed in the consolidated depreciation expense section below.

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the periods indicated:

	Revenues			Sales (kWh)
(In thousands, except cooling degree days)	Nine Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
Residential	$107,772	$107,847	(0.1)%	638,590	664,195	(3.9)%
Commercial	165,481	159,264	3.9%	1,410,360	1,432,222	(1.5)%
Industrial	10,013	11,193	(10.5)%	131,195	136,485	(3.9)%
Other-retail/municipal	26,728	26,245	1.8%	276,795	294,345	(6.0)%
Total retail	309,994	304,549	1.8%	2,456,940	2,527,247	(2.8)%
Sales to the market	3,914	6,334	(38.2)%	110,246	151,586	(27.3)%
Other revenues	978	1,750	(44.1)%	-	-	- %
Total	$314,886	$312,633	0.7%	2,567,186	2,678,833	(4.2)%

Cooling degree days (normal 673)				653	783	(16.6)%

Electric margin, a non-GAAP measure, increased $18.0 million for the nine months ended September 30, 2019, compared to the same period in 2018, due to the following:

(In millions)
Revenue subject to refund, net	$18.9
Decreased fuel costs	11.6
Rate changes	(6.2)
Decrease in volume	(4.4)
Other	(1.9)
Total	$18.0

•Revenue subject to refund. For cost recovery mechanisms, any over-collection of the difference between actual costs incurred and the amount of costs collected from customers is recorded as a reduction of revenue in the period incurred.

oTax Act. MGE received a PSCW order in January 2018 to defer the over-collection of income tax expense collected in customer rates as a result of the Tax Act reduction in federal income tax rate to 21 percent. In September 2019, MGE returned $2.2 million to electric customers through bill credits related to the tax credit. The 2019 bill credit was deducted from revenues in previous years and held in a regulatory liability pending the refund to customers. As a result, the refund did not affect reported revenues in the current periods, although it did reduce cash and the corresponding regulatory liability. During the nine months ended September 30, 2019 and 2018, MGE recorded a $0.2 million and $3.2 million reduction in retail electric revenues and recorded a corresponding regulatory liability, respectively. During the nine months ended September 30, 2018, MGE returned $4.8 million to electric customers through bill credits related to the tax credit.

oFuel-related costs. MGE's fuel-related costs subject to refund in 2019 and 2018 was $0.5 million and $7.2 million, respectively. Under fuel rules, MGE is required to defer electric fuel-related costs that fall outside a 2% cost tolerance band around the amount used in the most recent rate proceeding.

oTransmission. MGE's transmission costs subject to refund decreased revenue $1.5 million in 2019. In 2018, MGE recorded a $1.8 million reduction in retail electric revenues primarily related to a one-time refund received in June 2018.

oOperating Costs. MGE recognized revenue for electric plant operating costs subject to refund from previous years of $0.9 million in 2019. In 2018, MGE recorded a reduction of $3.2 million in retail electric revenues primarily related to lower leased generation costs due to the reduction in tax rate.

•Fuel costs. Fuel costs decreased during the nine months ended September 30, 2019, primarily as a result of a reduction in purchased power. The purchase of the Forward Wind Energy Center in April 2018 replaced an existing purchase power agreement that was previously recorded as purchased power expense in fuel costs. The commencement of commercial operations at the Saratoga Wind Farm in February 2019 further decreased the need for purchased power contributing to the reduction in fuel costs in the current year.

•Rate changes. Rates charged to retail customers during the nine months ended September 30, 2019, were $6.2 million lower than those charged during the same period in the prior year.

In December 2018, the PSCW authorized MGE to decrease 2019 rates for electric retail customers by 2.24%.

•Volume. During the nine months ended September 30, 2019, there was a 3.9% decrease in residential sales volumes compared to the same period in the prior year driven by less favorable weather conditions.

•Other. During the nine months ended September 30, 2019, other items affecting electric operating revenues decreased $1.9 million primarily attributable to adjustments to revenue and a decrease in demand charges. MGE leases electric generating capacity from MGE Power Elm Road. MGE collects in rates the lease payments associated with the electric generating capacity as authorized by the PSCW. Any differential between estimated lease payments collected in rates and actual lease payments paid to MGE Power Elm Road are included in other revenues.

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class for each of the periods indicated:

	Revenues			Therms Delivered
(In thousands, except HDD and average rate per therm of retail customer)	Nine Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
Residential	$67,659	$64,087	5.6%	74,769	70,750	5.7%
Commercial/Industrial	40,833	38,728	5.4%	70,255	67,613	3.9%
Total retail	108,492	102,815	5.5%	145,024	138,363	4.8%
Gas transportation	3,756	3,018	24.5%	54,129	54,259	(0.2)%
Other revenues	299	319	(6.3)%	-	-	- %
Total	$112,547	$106,152	6.0%	199,153	192,622	3.4%

Heating degree days (normal 4,471)				4,777	4,650	2.7%
Average rate per therm of
retail customer	$0.748	$0.743	0.7%

Gas margin, a non-GAAP measure, increased $5.2 million for the nine months ended September 30, 2019, compared to the same period in 2018, due to the following:

(In millions)
Revenue subject to refund, net	$2.4
Increase in volume	1.0
Rate changes	0.9
Other	0.9
Total	$5.2

•Revenue subject to refund. For cost recovery mechanisms, any over-collection of the difference between actual costs incurred and the amount of costs collected from customers is recorded as a reduction of revenue in the period incurred.

oTax Act. MGE received a PSCW order in January 2018 to defer the over-collection of income tax expense collected in customer rates as a result of the Tax Act reduction in federal income tax rate to 21 percent. In September 2019, MGE returned $1.0 million to gas customers through bill credits related to the tax credit. The 2019 bill credit was deducted from revenues in previous years and held in a regulatory liability pending the refund to customers. As a result, the refund did not affect reported revenues in the current periods, although it did reduce cash and the corresponding regulatory liability. During the nine months ended September 30, 2019 and 2018, MGE recorded a $0.1 million and a $1.3 million reduction in retail gas revenues and recorded a corresponding regulatory liability, respectively. During the nine months ended September 30, 2018, MGE returned $1.1 million to gas customers through bill credits related to the tax credit.

•Volume. For the nine months ended September 30, 2019, retail gas deliveries increased 4.8% compared to the same period in the prior year primarily related to customer growth and more favorable weather conditions in the current year.

•Rate changes. In December 2018, the PSCW authorized MGE to increase 2019 rates for retail gas customers by 1.06%.

•Other. During the nine months ended September 30, 2019, other items affecting gas operating revenues increased $0.9 million primarily attributable to an increase in fixed charges as a result of an increase in customers.

Consolidated operations and maintenance expenses

For the nine months ended September 30, 2019, operations and maintenance expenses increased $12.0 million, compared to the same period in the prior year. The following contributed to the net change:

(In millions)
Increased administrative and general costs	$6.2
Increased electric production expenses	2.3
Increased gas distribution expenses	1.3
Increased customer accounts costs	1.0
Increased other costs	0.7
Increased transmission costs	0.5
Total	$12.0

•Increased administrative and general costs and customer account costs are primarily related to increased technology costs associated with the multi-year Enterprise Forward project, which includes a new customer information system. In addition, higher administrative and general costs are related to an increase in stock price driving up the costs associated with the performance unit awards. See Footnote 8 of the Notes to Consolidated Financial Statements in this Report for additional information on performance unit awards.

•Increased electric production expenses are primarily related to increased operations and maintenance costs at the Elm Road Units and Forward Wind facility.

•Increased gas distribution expenses are primarily related to increased costs for maintenance on equipment and locator services.

Consolidated depreciation expense

Electric depreciation expense increased $10.5 million and gas depreciation expense increased $1.1 million for the nine months ended September 30, 2019, compared to the same period in the prior year. MGE accelerated depreciation for combustion turbines and Columbia Unit 1 in 2019, as approved in the December 2018 rate settlement, increasing electric depreciation expense compared to the prior period. Also approved in the December 2018 rate settlement were new depreciation rates for Columbia, further contributing to the increase in electric depreciation expense.

Nonregulated Energy Operations - MGE Energy and MGE

The nonregulated energy operations are conducted through MGE Energy's subsidiaries: MGE Power Elm Road (the Elm Road Units) and MGE Power West Campus (WCCF), which have been formed to own and lease electric generating capacity to assist MGE. For both the nine months ended September 30, 2019 and 2018, net income at the nonregulated energy operations segment was $15.2 million.

Transmission Investment Operations - MGE Energy

For the nine months ended September 30, 2019 and 2018, other income at the transmission investment segment was $6.8 million and $5.9 million, respectively. The transmission investment segment holds our interest in ATC and ATC Holdco, and its income reflects our equity in the earnings of those investments. ATC Holdco was formed in December 2016. In the near term, it is expected that ATC Holdco will be pursuing transmission development opportunities that typically have long development and investment lead times before becoming operational. See Footnote 4 of the Notes to Consolidated Financial Statements in this Report and "Other Matters" below for additional information concerning ATC and summarized financial information regarding ATC.

Consolidated Income Taxes - MGE Energy and MGE

In 2019, the effective electric tax rate decreased as a result of a tax credit generated by the Saratoga Wind Farm. See Footnote 5 of the Notes to Consolidated Financial Statements in this Report for the effective tax rate reconciliation.

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

	Nine Months Ended
	September 30,
(In millions)	2019	2018
MGE Power Elm Road	$11.3	$11.6
MGE Power West Campus	5.4	5.3

Contractual Obligations and Commercial Commitments - MGE Energy and MGE

There were no material changes, other than from the normal course of business, to MGE Energy's and MGE's contractual obligations (representing cash obligations that are considered to be firm commitments) and commercial commitments (representing commitments triggered by future events) during the nine months ended September 30, 2019, except as noted below. Further discussion of the contractual obligations and commercial commitments is included in Footnote 17 of the Notes to Consolidated Financial Statements and "Contractual Obligations and Commercial Commitments for MGE Energy and MGE" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in MGE Energy's and MGE's 2018 Annual Report on Form 10-K.

Purchase Contracts - MGE Energy and MGE

See items c. and d. within Footnote 9 of Notes to Consolidated Financial Statements in this Report for a description of commitments as of September 30, 2019, that MGE Energy and MGE have entered with respect to various commodity supply and transportation contracts to meet their obligations to deliver electricity and natural gas to customers and the solar farm construction and operating contracts.

Other Commitments - MGE Energy

In September 2019, MGE Energy entered a subscription agreement to invest in a nonpublic venture capital fund. From time to time, the fund makes capital calls to its investors. MGE Energy has committed to contribute $10 million in capital for such capital calls. The timing of these infusions is dependent on the needs of the investee and is therefore uncertain at this time.

Long-term Debt - MGE Energy and MGE

MGE committed to $50 million of long-term unsecured debt in August 2019. Funding occurred on November 5, 2019. The proceeds of the debt financing will be used to assist with capital expenditures, maturing short-term debt, and other corporate obligations. See Footnote 7 of the Notes to Consolidated Financial Statements in this Report for further discussion of these debt issuances.

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

Cash Flows

The following summarizes cash flows for MGE Energy and MGE during the nine months ended September 30, 2019 and 2018:

	MGE Energy		MGE
(In thousands)	2019	2018	2019	2018
Cash provided by (used for):
Operating activities	$111,702	$138,432	$109,020	$135,027
Investing activities	(134,531)	(153,434)	(128,866)	(149,681)
Financing activities	1,142	37,949	19,962	53,011

Cash Provided by Operating Activities

MGE Energy

MGE Energy's consolidated net cash provided by operating activities is derived mainly from the electric and gas operations of its principal subsidiary, MGE.

Cash provided by operating activities for the nine months ended September 30, 2019, was $111.7 million, a decrease of $26.7 million when compared to the same period in the prior year.

MGE Energy's net income increased $2.4 million for the nine months ended September 30, 2019, when compared to the same period in the prior year.

MGE Energy's federal and state taxes paid increased $3.3 million for the nine months ended September 30, 2019, when compared to the same period in the prior year.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $14.2 million in cash used for operating activities for the nine months ended September 30, 2019, primarily due to decreased accounts payable, decreased other current liabilities, and increased inventories, partially offset by decreased unbilled revenues and decreased accounts receivable. The decrease in other current liabilities is attributable to a $3.2 million one-time tax bill credit to retail customers in 2019.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $17.2 million in cash provided by operating activities for the nine months ended September 30, 2018, primarily due to decreased unbilled revenues and increased other current liabilities.

An increase in hosted software asset expenditures resulted in additional $4.6 million in cash used for operating activities for the nine months ended September 30, 2019, when compared to the prior year. This amount represents a decrease of $0.6 million of cash used when compared to the prior year.

MGE

Cash provided by operating activities for the nine months ended September 30, 2019, was $109.0 million, a decrease of $26.0 million when compared to the same period in the prior year.

Net income increased $2.0 million for the nine months ended September 30, 2019, when compared to the same period in the prior year.

MGE's federal and state taxes paid increased $3.3 million for the nine months ended September 30, 2019, when compared to the same period in the prior year.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $11.7 million in cash used for operating activities for the nine months ended September 30, 2019, primarily due to decreased accounts payable, decreased other current liabilities, and increased gas inventories, partially offset by decreased unbilled revenues and decreased accounts receivable. The decrease in other current liabilities is attributable to a $3.2 million one-time tax bill credit to retail customers in 2019.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $19.3 million in cash provided by operating activities for the nine months ended September 30, 2018, primarily due to decreased unbilled revenues and increased other current liabilities.

An increase in hosted software asset expenditures resulted in additional $4.6 million in cash used for operating activities for the nine months ended September 30, 2019, when compared to the prior year. This amount represents a decrease of $0.6 million of cash used when compared to the prior year.

Cash Used for Investing Activities

MGE Energy

MGE Energy's cash used for investing activities decreased $18.9 million for the nine months ended September 30, 2019, when compared to the same period in the prior year.

Capital expenditures for the nine months ended September 30, 2019, were $128.4 million. This amount represents a decrease of $20.6 million from the expenditures made in the same period in the prior year. This decrease primarily reflects expenditures on the construction of the Saratoga wind project in the prior year. 2019 capital expenditures include $48.2 million related to the Two Creeks and Badger Hollow solar construction projects. Total cost of the two projects is expected to be approximately $130 million. The projects are anticipated to be completed by the end of 2020.

MGE

MGE's cash used for investing activities decreased $20.8 million for the nine months ended September 30, 2019, when compared to the same period in the prior year.

Capital expenditures for the nine months ended September 30, 2019, were $128.4 million. This amount represents a decrease of $20.6 million from the expenditures made in the same period in the prior year. This decrease primarily reflects expenditures on the construction of the Saratoga wind project in the prior year. 2019 capital expenditures include $48.2 million related to the Two Creeks and Badger Hollow solar construction projects. Total cost of the two projects is expected to be approximately $130 million. The projects are anticipated to be completed by the end of 2020.

Cash Provided by Financing Activities

MGE Energy

Cash provided by MGE Energy's financing activities was $1.1 million for the nine months ended September 30, 2019, compared to $37.9 million of provided by for MGE Energy's financing activities for the same period in the prior year.

For the nine months ended September 30, 2019, dividends paid were $35.6 million compared to $34.1 million in the prior year. This increase was a result of a higher dividend per share ($1.028 vs. $0.983).

During the nine months ended September 30, 2018, MGE issued $100.0 million of senior unsecured notes, which was used to refinance $20.0 million of maturing long-term notes and assist with financing additional capital expenditures. The increase in long-term debt primarily reflects expenditures on the construction of the Saratoga wind project.

For the nine months ended September 30, 2019, net short-term debt borrowings were $41.5 million compared to net short-term debt repayments of $4.0 million for the nine months ended September 30, 2018.

MGE

During the nine months ended September 30, 2019, cash provided by MGE's financing activities was $20.0 million, compared to $53.0 million of cash provided by MGE's financing activities for the same period in the prior year.

Distributions to parent from noncontrolling interest, which represent distributions from MGE Power Elm Road and MGE Power West Campus to MGE Energy, were $17.0 million for the nine months ended September 30, 2019, compared to $19.0 million in the prior year.

During the nine months ended September 30, 2018, MGE issued $100.0 million of senior unsecured notes, which was used to refinance $20.0 million of maturing long-term notes and assist with financing additional capital expenditures. The increase in long-term debt primarily reflects expenditures on the construction of the Saratoga wind project.

For the nine months ended September 30, 2019, net short-term debt borrowings were $41.5 million compared to net short-term debt repayments of $4.0 million for the nine months ended September 30, 2018.

Capitalization Ratios

MGE Energy's capitalization ratios were as follows:

MGE Energy
	September 30, 2019	December 31, 2018
Common shareholders' equity	60.8%	61.5%
Long-term debt(a)	35.3%	37.5%
Short-term debt	3.9%	1.0%

(a)Includes the current portion of long-term debt.

MGE Energy's and MGE's Capital Requirements

MGE Energy's and MGE's liquidity are primarily affected by their capital expenditure requirements. During the nine months ended September 30, 2019, capital expenditures for MGE Energy and MGE totaled $128.4 million, which included $126.2 million of utility capital expenditures. Included in the utility capital expenditures are costs associated with the Two Creeks and Badger Hollow solar construction projects.

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

Environmental Matters

The following discussion is limited to updates or developments in environmental matters that occurred during the nine months ended September 30, 2019. Further discussion of environmental matters is included in MGE Energy's and MGE's 2018 Annual Report on Form 10-K and Footnote 9.a. of Notes to Consolidated Financial Statements in this Report.

EPA Affordable Clean Energy (ACE) Rule and Associated Rules Under Section 111(d) of the Clean Air Act (CAA)

In July 2019, the EPA published a final rule which repeals the CPP and creates the replacement Affordable Clean Energy (ACE) rule to reduce greenhouse gas emissions from existing coal-fired EGUs. The ACE rule will apply to Columbia and the Elm Road Units. MGE is currently evaluating how this rule may impact operations. Until the State of Wisconsin develops a plan that is accepted by the EPA, MGE will not be able to determine the final impact of the rule. MGE will continue to evaluate the rule and monitor ongoing and potential legal proceedings associated with the CPP and ACE rules.

U.S. Court of Appeals for the D.C. Circuit’s Remand of CSAPR

The EPA's final update to its Cross State Air Pollution Rule (CSAPR), which regulates interstate transport of the air pollutants sulfuric oxide (SO2) and nitrogen oxides (NOx), has been in place since 2016 and MGE has been complying with the provisions of the rule.

CSAPR has been subject to ongoing legal challenges. In September 2019, the U.S. Court of Appeals D.C. Circuit upheld the challenge to the CSAPR's approach to the Clean Air Act's "Good Neighbor Provision" and remanded the rule to the EPA without vacatur. The court indicated that the EPA's leniency on the upwind states by not holding them to the same deadlines as downwind states effectively causes downwind states to miss attainment deadlines or over comply to meet deadlines. No deadline has been set for the EPA to revise the rule. Wisconsin is considered an upwind state under CSAPR and is potentially impacted by rules that the EPA will develop to address this remand. MGE will continue to monitor developments to determine if our operations will be impacted by any rule revisions.

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

We derived approximately 6.8% and 6.3% of our net income for the nine months ended September 30, 2019 and 2018, respectively, from our investment in ATC. Any change to ATC's ROE could result in lower equity earnings and distributions from ATC in the future.

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

MGE has financial gas and electric commodity contracts to hedge commodity price risk in the gas and electric utility segments. These contracts are primarily comprised of exchange-traded option and future contracts. MGE also holds financial transmission rights (FTRs), which are used to hedge the risk of increased transmission congestion charges. As of September 30, 2019, the cost basis of these instruments exceeded their fair value by $0.2 million. Under the PGA clause and electric fuel rules, MGE may include the costs and benefits of the aforementioned fuel price risk management tools in the costs of fuel (natural gas or power). Because these costs/benefits are recoverable, the related unrealized loss/gain has been deferred on the consolidated balance sheets as a regulatory asset/liability.

MGE has also entered into a purchased power agreement that provides MGE with firm capacity and energy that began on June 1, 2012, and ends on May 31, 2022 (the "base term"). The agreement also allows MGE an option to extend the contract after the base term. The agreement is considered a derivative contract and is recognized at its fair value on the consolidated balance sheets. However, the derivative qualifies for regulatory deferral and is recognized with a corresponding regulatory asset or liability depending on whether the fair value is in a loss or gain position. The fair value of the contract as of September 30, 2019, reflects a loss position of $29.0 million.

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

Additionally, if a counterparty were to default and MGE were to liquidate all contracts with that entity, MGE's credit loss would include the loss in value of mark-to-market contracts; the amount owed for settled transactions; and additional payments, if any, to settle unrealized losses. As of September 30, 2019, no counterparties have defaulted.

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

Item 4. Controls and Procedures.

During the third quarter of 2019, each registrant's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to that registrant, including its subsidiaries, is accumulated and made known to that registrant's management, including these officers, by other employees of that registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, MGE Energy does not control or manage certain of its unconsolidated entities and thus, its access and ability to apply its procedures to those entities is more limited than is the case for its consolidated subsidiaries.

As of September 30, 2019, each registrant's principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective. Each registrant intends to strive continually to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

During the quarter ended September 30, 2019, there were no changes in either registrant's internal controls over financial reporting that materially affected, or are reasonably likely to affect materially, that registrant's internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

MGE Energy and MGE

MGE Energy and its subsidiaries, including MGE, from time to time are involved in various legal proceedings that are handled and defended in the ordinary course of business.

See Footnote 9.a. and 9.b. of Notes to Consolidated Financial Statements in this Report for more information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Maximum number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs(a)
July 1-31, 2019	6,556	$73.42	-	-
August 1-31, 2019	8,676	76.90	-	-
September 1-30, 2019	36,436	75.41	-	-
Total	51,668	$75.41	-	-

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

MGE ENERGY, INC.

Date: November 6, 2019	/s/ Jeffrey M. Keebler
Jeffrey M. Keebler Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: November 6, 2019	/s/ Jeffrey C. Newman
Jeffrey C. Newman Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Chief Financial and Accounting Officer)

Signatures - Madison Gas and Electric Company

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MADISON GAS AND ELECTRIC COMPANY

Date: November 6, 2019	/s/ Jeffrey M. Keebler
Jeffrey M. Keebler Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: November 6, 2019	/s/ Jeffrey C. Newman
Jeffrey C. Newman Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Chief Financial and Accounting Officer)