Form 10-K
period 2019-12-31
MGE ENERGY INC; MADISON GAS & ELECTRIC CO
filed 2020-02-27
CIK 1161728, 61339

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended:

December 31, 2019

☐Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File No.	Name of Registrant, State of Incorporation, Address of Principal Executive Offices, and Telephone No.	IRS Employer Identification No.
000-49965	MGE Energy, Inc. (a Wisconsin Corporation) 133 South Blair Street Madison, Wisconsin 53788 (608) 252-7000| mgeenergy.com	39-2040501
000-1125	Madison Gas and Electric Company (a Wisconsin Corporation) 133 S Blair Street Madison, Wisconsin 53788 (608) 252-7000| mge.com	39-0444025

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

	Title of Class	Trading Symbol	Name of Each Exchange on which Registered
MGE Energy, Inc.	Common Stock, $1 Par Value Per Share	MGEE	The NASDAQ Stock Market

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Title of Class
Madison Gas and Electric Company	Common Stock, $1 Par Value Per Share

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

If an emerging growth company, indicate by checkmark if the registrants have elected not to use the extended transition period for complying with any new or revised financial reporting standards provided pursuant to Section 13(a) of the Exchange Act.

MGE Energy, Inc. ☐ Madison Gas and Electric Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

MGE Energy, Inc. Yes ☐ No ☒Madison Gas and Electric Company Yes ☐ No ☒

The aggregate market value of the voting and nonvoting common equity held by nonaffiliates of each registrant as of June 30, 2019 was as follows:

MGE Energy, Inc.	$2,504,763,455
Madison Gas and Electric Company	$0

The number of shares outstanding of each registrant's common stock as of January 31, 2020, were as follows:

MGE Energy, Inc.	34,668,370
Madison Gas and Electric Company	17,347,894

DOCUMENTS INCORPORATED BY REFERENCE

Portions of MGE Energy, Inc.'s definitive proxy statement to be filed before April 28, 2020, relating to its annual meeting of shareholders, are incorporated by reference into Part III of this annual report on Form 10-K.

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

Table of Contents

Filing Format4

Forward-Looking Statements4

Where to Find More Information4

Definitions, Abbreviations, and Acronyms Used in the Text and Notes of this Report5

PART I.7

Item 1. Business.7

Item 1A. Risk Factors.15

Item 1B. Unresolved Staff Comments.23

Item 2. Properties.24

Item 3. Legal Proceedings.25

Item 4. Mine Safety Disclosures26

PART II.26

Item 5. Market for Registrants' Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.26

Item 6. Selected Financial Data.28

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.29

Item 7A. Quantitative and Qualitative Disclosures About Market Risk48

Item 8. Financial Statements and Supplementary Data.54

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.108

Item 9A. Controls and Procedures.108

Item 9B. Other Information.108

PART III.109

Item 10. Directors, Executive Officers, and Corporate Governance.109

Item 11. Executive Compensation.109

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.109

Item 13. Certain Relationships and Related Transactions, and Director Independence.109

Item 14. Principal Accounting Fees and Services.110

PART IV.111

Item 15. Exhibits and Financial Statement Schedules.111

Item 16. Form 10-K Summary.114

Signatures - MGE Energy, Inc.119

Signatures - Madison Gas and Electric Company120

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

The factors that could cause actual results to differ materially from the forward-looking statements made by a registrant include (a) those factors discussed in Item 1A. Risk Factors, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8. Financial Statements and Supplementary Data, Footnote 16. Commitments and Contingencies, and (b) other factors discussed herein and in other filings made by that registrant with the SEC.

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

North MendotaNorth Mendota Energy & Technology Park, LLC

Other Defined Terms:

ACEAffordable Clean Energy

AFUDCAllowance for Funds Used During Construction

ANRANR Pipeline

AROAsset Retirement Obligation

ATCAmerican Transmission Company LLC

ATC HoldcoATC Holdco, LLC

Badger Hollow IBadger Hollow I Solar Farm

Badger Hollow IIBadger Hollow II Solar Farm

BARTBest Available Retrofit Technology

BlountBlount Station

BSERBest System of Emissions Reductions

BTABest Technology Available

CAAClean Air Act

CAVRClean Air Visibility Rule

CCRCoal Combustion Residual

CO2Carbon Dioxide

codificationFinancial Accounting Standards Board Accounting Standards Codification

ColumbiaColumbia Energy Center

Cooling degree daysMeasure of the extent to which the average daily temperature is above 65 degrees Fahrenheit, which is considered an indicator of possible increased demand for energy to provide cooling

COSOCommittee of Sponsoring Organizations

CPPClean Power Plan

CSAPRCross-State Air Pollution Rule

CWAClean Water Act

DthDekatherms

EEIEdison Electric Institute

EGUsElectric Generating Units

electric marginElectric revenues less fuel for electric generation and purchase power costs, a non-GAAP measure

ELGEffluent Limitations Guidelines

Elm Road UnitsElm Road Generating Station

EPAUnited States Environmental Protection Agency

FASBFinancial Accounting Standards Board

FERCFederal Energy Regulatory Commission

Forward WindForward Wind Energy Center

FTRFinancial Transmission Rights

GAAPGenerally Accepted Accounting Principles

gas marginGas revenues less cost of gas sold, a non-GAAP measure

GHGGreenhouse Gas

heating degree days (HDD)Measure of the extent to which the average daily temperature is below 65 degrees Fahrenheit, which is considered an indicator of possible increased demand for energy to provide heating

ICFInsurance Continuance Fund

IPCCIntergovernmental Panel on Climate Change

IRSInternal Revenue Service

kVAKilovolt Ampere

kWhKilowatt-hour

MISOMidcontinent Independent System Operator, Inc. (a regional transmission organization)

MROMidwest Reliability Organization

MWMegawatt

MWhMegawatt-hour

NAAQSNational Ambient Air Quality Standards

NasdaqThe Nasdaq Stock Market

NERCNorth American Electric Reliability Corporation

NNGNorthern Natural Gas Company

NOVNotice of Violation

NOxNitrogen Oxides

NYSENew York Stock Exchange

PCBsPolychlorinated Biphenyls

PGAPurchased Gas Adjustment clause

PJMPJM Interconnection, LLC (a regional transmission organization)

PMParticulate Matter

PPAPurchased power agreement

PSCWPublic Service Commission of Wisconsin

RECRenewable Energy Credit

RERRenewable Energy Rider

RiversideRiverside Energy Center in Beloit, Wisconsin

ROEReturn on Equity

RTORegional Transmission Organization

SaratogaSaratoga Wind Farm

SCRSelective Catalytic Reduction

SECSecurities and Exchange Commission

SIPState Implementation Plan

SO2Sulfur Dioxide

the StateState of Wisconsin

Stock PlanDirect Stock Purchase and Dividend Reinvestment Plan of MGE Energy

Tax ActTax Cuts and Jobs Act

Two CreeksTwo Creeks Solar Farm

UWUniversity of Wisconsin at Madison

VIEVariable Interest Entity

WCCFWest Campus Cogeneration Facility

WDNRWisconsin Department of Natural Resources

WEPCOWisconsin Electric Power Company

working capitalCurrent assets less current liabilities

WPDESWisconsin Pollutant Discharge Elimination System

WPLWisconsin Power and Light Company

WPSCWisconsin Public Service Corporation

WRERAWorker, Retiree and Employer Recovery Act of 2008

XBRLeXtensible Business Reporting Language

PART I.

Item 1. Business.

MGE Energy operates in the following business segments:

•Regulated electric utility operations – generating, purchasing, and distributing electricity through MGE.

•Regulated gas utility operations – purchasing and distributing natural gas through MGE.

•Nonregulated energy operations – owning and leasing electric generating capacity that assists MGE through MGE Energy's wholly owned subsidiaries MGE Power Elm Road and MGE Power West Campus.

•Transmission investments – representing our investment in American Transmission Company LLC, a company engaged in the business of providing electric transmission services primarily in Wisconsin, and our investment in ATC Holdco LLC, a company created to facilitate out-of-state electric transmission development and investments.

•All other – investing in companies and property that relate to the regulated operations and financing the regulated operations, through its wholly owned subsidiaries CWDC, MAGAEL, MGE State Energy Services, North Mendota, and Corporate functions.

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

MGE Energy was organized as a Wisconsin corporation in 2001. MGE was organized as a Wisconsin corporation in 1896. Our principal offices are located at 133 South Blair Street, Madison, Wisconsin 53788, and our telephone number is (608) 252-7000.

Electric Utility Operations

MGE distributes electricity in a service area covering a 264 square-mile area of Dane County, Wisconsin. The service area includes the city of Madison, Wisconsin. It owns or leases ownership interests in electric generation facilities located in Wisconsin and Iowa.

As of December 31, 2019, MGE supplied electric service to approximately 155,000 customers, with approximately 90% located in the cities of Fitchburg, Madison, Middleton, and Monona and 10% in adjacent areas. Of the total number of customers, approximately 87% were residential and 13% were commercial or industrial.

Electric retail revenues for 2019, 2018, and 2017 were comprised of the following:

	Year Ended December 31,
	2019	2018	2017
Residential	34.8%	35.4%	33.5%
Commercial	53.2%	52.3%	53.2%
Industrial	3.2%	3.6%	4.0%
Public authorities (including the UW)	8.8%	8.7%	9.3%
Total	100.0%	100.0%	100.0%

Electric operations accounted for approximately 71.9%, 71.8%, and 73.6% of MGE's total 2019, 2018, and 2017 regulated revenues, respectively.

See Item 2. Properties for a description of MGE's electric utility plant.

MGE is registered with North American Electric Reliability Corporation (NERC) and one regional entity, the Midwest Reliability Organization (MRO). The essential purposes of these entities are to develop and implement regional and NERC reliability standards and determine compliance with those standards, including enforcement mechanisms.

Transmission

American Transmission Company LLC (ATC) was formed by Wisconsin-based utilities who were required by Wisconsin law to contribute their transmission facilities to it in 2001 and is owned by those utilities and their affiliates. ATC's purpose is to provide reliable, economic transmission service to all customers in a fair and equitable manner. ATC plans, constructs, operates, maintains, and expands transmission facilities that it owns to provide adequate and reliable transmission of power. ATC is regulated by FERC for all rate terms and conditions of service. ATC is also regulated by the PSCW for some aspects of its governance and is a transmission-owning member of the MISO.

Regional Transmission Organizations (RTO)

MISO

MGE is a nontransmission owning member of the MISO. MISO, a FERC-approved RTO, is responsible for monitoring the electric transmission system that delivers power from generating plants to wholesale power transmitters. MISO's role is to ensure equal access to the transmission system and to maintain or improve electric system reliability across 15 U.S. states and the Canadian providence of Manitoba.

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

MGE participates in the voluntary capacity auction, which provides an optional monthly forum for buyers and sellers of aggregate planning resource credits to interact. Load serving entities such as MGE may participate in the voluntary capacity auction potentially to obtain the necessary aggregate planning resource credits needed to meet their planning reserve margin requirement established by the PSCW. Generator owners may participate to sell any excess aggregate planning resource credits.

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

During 2019, 2018, and 2017, MGE's electric energy delivery requirements were satisfied from the following fuel sources:

(in MWh)	2019	2018	2017
Coal	1,751,224	1,869,981	1,821,381
Natural gas	501,093	492,291	390,359
Renewable sources(a)	470,716	373,271	429,492
Fuel oil	695	578	491
Purchased power - other(b)(c)	762,894	836,741	816,464
Total fuel sources	3,486,622	3,572,862	3,458,187

Adjusted total fuel sources(c)	3,807,652	3,842,502	3,685,279

(a)Includes both internal generation and purchased power.

(b)Includes third-party purchased power and MISO market activity. A significant percentage of MGE's electric supply comes from internal generation sources. MGE supplements this internal generation with long-term purchase power agreements and spot purchases in the MISO market.

(c)The MISO market consists of two energy markets, the Day-ahead market and the Real-time market. The table above nets purchases and sales within the same hour in the two MISO markets. For the years ended December 31, 2019, 2018, and 2017, 321,030 MWh, 269,640 MWh, and 227,092 MWh, respectively, was netted between the Day-ahead and the Real-time MISO markets. These amounts are reflected in "Adjusted total fuel sources."

MGE's Energy 2030 framework describes our plan for growth in renewables generation. This growth is expected to continue as legacy fossil fuel-fired generation assets are retired and replaced with renewables, such as wind and solar assets. The transition or displacement of coal-fired resources is ongoing and active.

MGE's carbon intensity is expected to decrease as our use of coal decreases over time. This is due in part to our investments in the following renewable generation resources: Saratoga (wind), which became operational in February 2019; Two Creeks (solar) and Badger Hollow I (solar), which are expected to come online in 2020; and Badger Hollow II (solar), which is expected to come online by the end of 2021.

Beyond 2030, MGE's goals are aligned with those of the scientific community, specifically the Intergovernmental Panel on Climate Change (IPCC), which has recognized the need to hold an increase in the global average temperature to well below 2°C above pre-industrial levels and pursue efforts to limit the temperature increase to 1.5°C above pre-industrial levels to significantly reduce the risks and most adverse impacts of climate change. IPCC further recognized that holding global average temperature rise to the more aggressive scenario, (1.5°C), requires CO2 emissions to reach net-zero around 2050. Consistent with that objective, MGE is targeting net-zero carbon electricity by 2050. The above solar and wind projects are a major step toward deep decarbonization and greater use of clean energy sources, in pursuit of our net-zero carbon goal. Additionally, MGE plans to continue to reduce its use of fossil fuels and work to help customers with energy efficiency and electrification, including transportation.

MGE is working to achieve a more sustainable energy future using cost-effective renewable generation technologies for customers. The renewable energy rider and shared solar programs reduce MGE's carbon emissions while providing customers the ability to purchase renewable energy to meet their energy needs.

Renewable Energy Rider (RER) – Under this program, MGE partners with large energy users on customized renewable energy solutions to meet their specific energy needs. MGE will own the generation assets and RER customers are billed a contractual renewable resource rate for all costs associated with the construction and ongoing operations of the renewable generation facility. This contractual rate is approved by the PSCW and subject to terms and conditions specified in the renewable energy rider rate schedule. The program entitles RER customers to the entire energy output of the renewable energy resource. MGE will continue to recover the distribution system costs related to the energy consumed by these customers. MGE has received PSCW approval for a 1.5MW RER project (Morey Field) and is currently awaiting approval on a separate 9MW project (Dane County Airport). MGE is actively working on additional RER projects for approximately 27 MW and expects to file for PSCW approval in the near future.

Shared Solar Program – This program provides an opportunity for eligible customers to add locally-generated solar to their energy mix without having to install solar panels on their premises. The first solar array associated with this program, owned by MGE, became operational in 2017 and was fully subscribed for its capacity value of 500 KW. MGE recently received PSCW approval to expand the program to a second solar facility will be owned by MGE, which adds 3.5 MW of capacity to the program. Construction on the Shared Solar Program expansion is expected to be completed in 2020.

Since 2015, MGE has announced several new utility-scale wind and solar projects, including Saratoga, Forward Wind, Two Creeks, Badger Hollow I & II, and other RER and shared solar facilities. These projects will be operational by the end of 2021 or are, in the cases of Saratoga, Forward Wind, and certain shared solar facilities, currently operational. For the period from 2015 to 2021, the growth in MGE's owned renewable generation capacity as a result of these projects is expected to be over 600%.

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

Purchased power

MGE enters into short and long-term purchase power commitments with third parties to meet a portion of its anticipated electric energy supply needs. The following table identifies purchase power commitments as of December 31, 2019, with unaffiliated parties for the next five years.

(Megawatts)	2020	2021	2022	2023	2024
Purchase power commitments	83	83	33	30	30

Gas Utility Operations

MGE transports and distributes natural gas in a service area covering 1,684 square miles in seven south-central Wisconsin counties. The service area includes the city of Madison, Wisconsin and surrounding areas.

As of December 31, 2019, MGE supplied natural gas service to approximately 163,000 customers in the cities of Elroy, Fitchburg, Lodi, Madison, Middleton, Monona, Prairie du Chien, Verona, and Viroqua; 25 villages; and all or parts of 48 townships. Of the total number of customers, approximately 90% were residential and 10% were commercial or industrial. Gas revenues for 2019, 2018, and 2017 were comprised of the following:

	Year Ended December 31,
	2019	2018	2017
Residential	59.5%	59.4%	59.6%
Commercial	35.8%	35.8%	35.8%
Industrial	1.1%	1.6%	1.3%
Transportation service and other	3.6%	3.2%	3.3%
Total	100.0%	100.0%	100.0%

Gas operations accounted for approximately 28.1%, 28.2%, and 26.4% of MGE's total 2019, 2018, and 2017 regulated revenues, respectively.

MGE can curtail gas deliveries to interruptible customers. These are customers who agree to reduce their load in the case of an emergency interruption. Approximately 3% of retail gas deliveries in 2019 and 2018 and approximately 4% in 2017 were to interruptible customers.

Gas supply

MGE has physical interconnections with ANR Pipeline Company (ANR) and Northern Natural Gas Company (NNG). MGE's primary service territory, which includes Madison and the surrounding area, receives deliveries at one NNG and four ANR gate stations. MGE's outlying territory receives deliveries at NNG gate stations located in Elroy, Prairie du Chien, Viroqua, and Crawford County. Interconnections with two major pipelines provide competition in interstate pipeline service and a more reliable and economical gas supply mix, which includes gas from Canada and the mid-continent and Gulf Coast regions of the United States.

During the winter months, when customer demand is high, MGE is primarily concerned with meeting its obligation to customers. MGE meets customer demand by using firm supplies under contracts finalized before the heating season, supplies in storage (injected during the summer), and other firm supplies purchased during the winter period.

By contract, a total of 5,927,332 Dth of gas can be injected into ANR's storage fields in Michigan from April 1 through October 31. These gas supplies are then available for withdrawal during the subsequent heating season, November 1 through March 31. Using storage allows MGE to buy gas supplies during the summer season, when prices are normally lower, and withdraw these supplies during the winter season, when prices are typically higher. Storage also gives MGE more flexibility in meeting daily load fluctuations.

MGE's contracts for firm transportation service of gas include winter maximum daily quantities of:

•175,650 Dth (including 106,078 Dth of storage withdrawals) on ANR.

•65,828 Dth on NNG.

Nonregulated Energy Operations

MGE Energy, through our subsidiaries, has developed generation sources that assist MGE in meeting the electricity needs of our customers. These sources consist of the Elm Road Units and the WCCF, which are owned by subsidiaries of MGE Energy and leased to MGE. See Item 2. Properties for a description of these facilities, their joint owners, and the related lease arrangements.

Transmission Investments

ATC owns and operates electric transmission facilities primarily in Wisconsin. MGE received an interest in ATC when it, like other Wisconsin electric utilities, contributed its electric transmission facilities to ATC as required by Wisconsin law. That interest is presently held by MGE Transco, which is owned by MGE Energy. As of December 31, 2019, MGE Transco held a 3.6% ownership interest in ATC.

In 2016, ATC Holdco was formed by several of the members of ATC, including MGE Energy, to facilitate electric transmission development and investments outside of Wisconsin. MGE Energy's ownership interest in ATC Holdco is held by MGEE Transco, a wholly-owned subsidiary. As of December 31, 2019, MGEE Transco held a 4.4% ownership interest in ATC Holdco. In the near term, it is expected that ATC Holdco will be pursuing transmission development opportunities that typically have long development and investment lead times before becoming operational.

Environmental

MGE Energy and MGE are subject to frequently changing local, state, and federal regulations concerning air quality, water quality, land use, threatened and endangered species, hazardous materials handling, and solid waste disposal. These regulations affect the manner in which we conduct our operations, the costs of those operations, as well as capital and operating expenditures. Regulatory initiatives, proposed rules, and court challenges to adopted rules, have the potential to have a material effect on our capital expenditures and operating costs. In addition to the regulations discussed below, MGE continues to track state and federal initiatives such as potential state and federal regulations governing surface water and/or groundwater containing per- and polyfluoroalkyl substances, potential changes to regulations governing polychlorinated biphenyl (PCB), potential changes to air and water standards, and potential climate change legislation.

Water Quality

EPA's Effluent Limitations Guidelines and Standards for Steam Electric Power Generating Point Source Category

In November 2015, the EPA published its final rule setting Effluent Limitations Guidelines (ELG) for the steam electric power generating industry. The ELG rule establishes federal limits on the amount of metals and other pollutants that can be discharged in wastewater from new and existing steam electric generation plants. The rule will be applied to Wisconsin-based power plants as they renew their WPDES permits, no later than 2023. The operators of the Columbia and Elm Road Units have indicated that equipment upgrades may be necessary to comply with the current discharge standards.

In November 2019, the EPA published proposed modifications to the ELG rule that if finalized would, among other things, revise overall technology-based effluent standards and discharge limits for flue gas desulfurization wastewater and bottom ash transport water. The proposed rule would also add subcategories with specific standards for high-flow and low-use boilers, and revise standards for boilers that will retire by 2028.

MGE is currently evaluating the proposed rule modifications for applicability to the Columbia and Elm Road Units. Until the modifications are finalized, MGE will not know with any certainty if and how any final rule may impact operations. Management believes that any compliance costs will be recovered in future rates based on previous treatment of environmental compliance projects.

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

The WCCF, Blount, and Columbia plants are considered existing plants under this rule. The WCCF facility already employs a system that meets the Section 316(b) rule. Future best technology available (BTA) requirements at Blount and Columbia will be based on the results of water intake studies at the respective plants and will be specified in the next permits expected to be issued in 2023 or later. MGE expects that the Section 316(b) rule will not have a material effect on its existing plants. Management believes that any compliance costs will be recovered in future rates based on previous treatment of environmental compliance projects.

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

Ozone NAAQS

In May 2018, the EPA issued a final rule designating the northeast portion of Milwaukee County as being in nonattainment with Ozone National Ambient Air Quality Standards (NAAQS). The Elm Road Units are located in Milwaukee County, outside the designated nonattainment area. In August 2018, several environmental groups, the City of Chicago, and the State of Illinois filed federal lawsuits challenging several of the EPA's attainment designation decisions, including the EPA's partial Milwaukee County designation as being too narrow and not sufficiently protective. MGE is monitoring the outcome of this lawsuit and how it may affect the Elm Road Units in Milwaukee County. See Footnote 16 of the Notes to Consolidated Financial Statements in this Report for additional information.

EPA's Cross-State Air Pollution Rule: Proposed Ozone Season Update based on 2008 Ozone NAAQS

The EPA's CSAPR and its progeny are a suite of interstate air pollution transport rules designed to reduce ozone and fine particulate (PM2.5) air levels in areas that the EPA has determined are being significantly impacted by pollution from upwind states. This is accomplished in the CSAPR through a reduction in SO2 and NOx from qualifying fossil-fuel fired power plants in upwind or "contributing" states. NOx and SO2 contribute to fine particulate pollution and NOx contributes to ozone formation in downwind areas. Reductions are achieved through a cap and trade system. Individual plants can meet their caps through modifications and/or buying allowances on the market. CSAPR has been subject to ongoing legal challenges.

In September 2019, the U.S. Court of Appeals upheld the legal argument that the EPA cannot provide a partial remedy to the Clean Air Act's "Good Neighbor Provision," which addresses interstate transport of pollutants from upwind states to downwind states. Under the current rule, the EPA was not holding upwind states to the same attainment deadlines as the downwind states that they impacted. The court indicated that this leniency on the upwind states effectively causes downwind states to miss attainment deadlines or over comply to meet deadlines. The court remanded the rule to the EPA without vacating it. No deadline has been set for the EPA to revise the rule. Wisconsin is considered an upwind state under CSAPR and is potentially impacted by rules that the EPA will develop to address this remand.

MGE has met its CSAPR obligations through a combination of reduced emissions through pollution control (e.g. SCR installation at Columbia), as well as owned, received, and purchased allowances. Uncertainty remains around CSAPR due to legal challenges; however, MGE expects that it will meet ongoing CSAPR obligations for the foreseeable future. MGE will continue to monitor developments in EPA revisions after the remand and any ongoing litigation over this rule.

Clean Air Visibility Rule (CAVR)

Columbia is subject to the best available retrofit technology (BART) regulations, a subsection of the EPA's CAVR, which may require pollution control retrofits. Columbia's existing pollution control upgrades, and the EPA's stance that compliance with the CSAPR equals compliance with BART, should mean that Columbia will not need to do additional work to meet BART requirements. At this time, however, the BART regulatory obligations, compliance strategies, and costs remain uncertain in Wisconsin due to the continued legal uncertainty regarding CSAPR and CAVR. MGE will continue to monitor developments to this rule.

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

MGE has taken steps to address GHG emissions through voluntary actions. In 2005, MGE implemented its Energy 2015 Plan, which committed to ensuring a balanced, economic energy supply with reduced environmental emissions. The Plan emphasized increased renewable energy, energy efficiency, and new cleaner generation – three strategies that reduced GHG emissions. Under the Plan and other actions, our CO2 emissions declined from 2005 to 2015 by approximately 20% even though total system delivered energy increased. In 2015, MGE announced its Energy 2030 framework that continues steps to reduce CO2 emissions. Subject to regulatory approvals and other conditions, MGE aims to increase renewable energy to 25% of retail electric sales by 2025 and to 30% by 2030. Under our Energy 2030 framework, we will also work to reduce CO2 emissions by 40% from 2005 levels by 2030. Beyond 2030, we are targeting net-zero carbon electricity by 2050.

EPA's Greenhouse Gas Reduction Guidelines under the Clean Air Act 111(d) Rule

In July 2019, the EPA published a final Affordable Clean Energy (ACE) rule to reduce greenhouse gas emissions from existing coal-fired EGUs. The ACE rule directs states to submit plans to the EPA for approval that implement standards of performance (called Best System of Emissions Reductions, or BSER) for individual coal-fired EGUs over 25 MW. The ACE defines BSER as on-site “inside the fenceline,” heat-rate efficiency improvements. Under the ACE rule, states have the primary role in developing standards of performance that result from the application of BSER. The EPA has not provided a standard of performance that it will deem presumptively acceptable in a state plan but urges states to provide full justification for each component of their plans for the EPA to evaluate BSER on a unit-by-unit basis. States have three years to develop and submit compliance plans to the EPA. The EPA will have a year to review and approve those plans. States are then given 24 months from the approval date to implement the rule and can extend the compliance schedule for units that meet progress milestones.

The ACE rule will apply to Columbia and the Elm Road Units. EGUs compliance with the ACE rule may not be required until 2024 or later. MGE is currently evaluating how this rule may impact operations and monitoring state activity on BSER development. Until the State of Wisconsin develops a plan that is accepted by the EPA, MGE will not be able to determine the final impact of the rule. Additionally, the ACE rule is subject to a legal challenge pending in the United States District Court of the District of Columbia. MGE will continue to evaluate the rule development within the state and monitor ongoing and potential legal proceedings associated with the rule. See Footnote 16 of the Notes to Consolidated Financial Statements in this Report for additional information.

Solid Waste

EPA's Coal Combustion Residuals Rule

The EPA's 2015 Coal Combustion Residuals Rule (CCR) regulates coal ash from burning coal for the purpose of generating electricity as a solid waste and defines what ash use activities would be considered generally exempt beneficial reuse of coal ash. The CCR rule also regulates existing, modified, and new landfills, ash ponds, and other surface impoundments used for coal combustion residuals by regulating their design, location, monitoring, and operation.

Review of the Elm Road Units has indicated that the costs to comply with this rule are not expected to be significant. Columbia's operator is continuing to evaluate options to meet the rule requirements.

In July 2018, the EPA published a final rule that included amendments to the CCR. The amendments include the allowance of alternative performance standards for landfills and surface impoundments, revised risk-based groundwater protection standards, and an extension of the deadline by which certain facilities must cease the placement of waste in CCR units. In August 2018, the Court of Appeals for the D.C. Circuit vacated parts of the 2015 CCR for not being sufficiently protective of the environment. In December 2019, the EPA introduced a proposed rule to revise some of the closure standards that are in the 2015 CCR Rule. MGE is currently evaluating the newly proposed rule revision for applicability to our units.

In 2015, MGE recorded an asset retirement obligation for its share of the legal liability associated with the effect of the CCR. Actual costs of compliance may be different than the amount recorded due to potential changes in compliance strategies that will be used, as well as other potential cost estimate changes. MGE will continue to monitor final rule modifications to assess potential impacts on our operations.

Columbia

Columbia Clean Air Act Litigation

Columbia is a coal-fired generating station operated by WPL and in which WPL, WPSC, and MGE have ownership interests. In December 2009, the EPA sent a Notice of Violation (NOV) to the co-owners, including MGE. The NOV alleged that WPL and the Columbia co-owners failed to comply with appropriate pre-construction review and permitting requirements and, as a result, violated the Prevention of Significant Deterioration program requirements, Title V Operating Permit requirements of the CAA, and the Wisconsin SIP. In June 2013, the court approved and entered a consent decree entered by the EPA, Sierra Club, and the co-owners of Columbia. One of the requirements of the consent decree requires installation of an SCR system at Columbia Unit 2 by December 31, 2018. Installation of the SCR was approved by the PSCW and the SCR was placed in service in 2018. The consent decree remains open for compliance monitoring, but significant additional operating and capital expenditures are not expected.

Renewable Energy Standards

Wisconsin law establishes a minimum amount of energy MGE must supply from renewable sources. MGE currently exceeds its minimum requirement of approximately 8%. The costs to comply with this requirement are being recovered in rates.

Employees

As of December 31, 2019, MGE had 731 employees. MGE employs 231 employees who are covered by a collective bargaining agreement with Local Union 2304 of the International Brotherhood of Electrical Workers and 90 employees who are covered by a collective bargaining agreement with Local Union No. 39 of the Office and Professional Employees International Union. These collective bargaining agreements expire on April 30, 2023 and May 31, 2023, respectively. There are also 5 employees covered by a collective bargaining agreement with Local Union No. 2006, Unit 6 of the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial, and Service Workers International Union. This collective bargaining agreement expires on October 31, 2023.

Financial Information About Segments

See Footnote 22 of the Notes to the Consolidated Financial Statements in this Report for financial information relating to MGE Energy's and MGE's business segments.

Information About our Executive Officers

As of December 31, 2019, the executive officers of the registrants were as follows:

Executive	Title	Effective Date	Service Years as an Officer
Jeffrey M. Keebler(a)	Chairman of the Board, President, and Chief Executive Officer	10/01/2018	8
Age: 48	President and Chief Executive Officer Senior Vice President – Energy Supply and Planning	03/01/2017 07/23/2015
	Assistant VP – Energy Supply and Customer Service	01/01/2012

Lynn K. Hobbie(b)	Executive Vice President – Marketing and Communications	03/01/2017	25
Age: 61	Senior Vice President – Marketing and Communications	02/01/2000

Jeffrey C. Newman(a)	Executive Vice President, Chief Financial Officer, Secretary,	03/01/2017	22
Age: 57	and Treasurer
	Senior Vice President, Chief Financial Officer, Secretary,	07/23/2015
	and Treasurer
	Vice President, Chief Financial Officer, Secretary, and Treasurer	01/01/2009

Donald D. Peterson(b)	Vice President – Energy Technology	03/01/2019	4
Age: 60	Assistant Vice President – Strategic Products and Services	07/23/2015
	Executive Director – Energy Products and Services	03/01/2004

Cari Anne Renlund(b) Age: 46	Vice President and General Counsel Dewitt Ross & Stevens S.C. (law firm) – Partner	11/02/2015 06/11 – 10/15	4

Note: Ages, years of service, and positions as of December 31, 2019.

(a) Executive officer of MGE Energy and MGE.

(b) Executive officer of MGE.

Item 1A. Risk Factors.

MGE Energy and our subsidiaries, including MGE, operate in a market environment that involves significant risks, many of which are beyond our control. The following risk factors may adversely affect our results of operations, cash flows and financial position and market price for our publicly traded securities. While we believe we have identified and discussed below the key risk factors affecting our business, additional unknown risks and uncertainties may adversely affect our performance or financial condition in the future.

Regulatory Risk

We are subject to extensive government regulation in our business, which affects our costs and responsiveness to changing events and circumstances.

Our business is subject to regulation at the State and Federal levels. We are subject to regulation as a holding company by the PSCW. The PSCW regulates MGE's rates, terms and conditions of service; various business practices and transactions; financing; and transactions between it and its affiliates, including MGE Energy. MGE is also subject to regulation by the FERC, which regulates certain aspects of its business. ATC, in which we have an investment, is subject to regulation by FERC as to, among other things, rates. The regulations adopted by the State and Federal agencies affect how we do business, our ability to undertake specified actions since pre-approval or authorization may be required for projects, the costs of operations, and the rates charged to recover those costs. Our ability to attract capital also depends, in part, upon our ability to obtain a fair return from the PSCW.

Our utility revenues are subject to regulatory proceedings, which can affect our ability to recover, and the timing of recovery of, costs that we incur in our operations.

Our utility customer rates have a material impact on our financial condition, results of operations, and liquidity. Our ability to obtain adjustments to those rates depends upon timely regulatory action under applicable statues and regulations. Rate regulation is based on providing an opportunity to recover costs that have been reasonably incurred and the ability to earn a reasonable rate of return on invested capital. However, we have no assurance that our regulators will consider all of our costs to have been reasonably incurred. In addition, our rate proceedings may not always result in rates that fully recover our costs or provide a reasonable return on equity (ROE). Certain costs and revenues are deferred as regulatory assets and liabilities for future recovery or refund to customers, as authorized by our regulators. If recovery of regulatory assets is not approved or is no longer deemed probable, these costs would be recognized as a current period expense and could materially and adversely impact our operations and financial performance in that period.

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

MGE Energy's subsidiaries are subject to environmental laws and regulations that affect the manner in which we conduct business, including capital expenditures, operating costs, and potential liabilities. Changes and developments in these laws and evolving regulations may alter or limit our business plans, make them more costly, or expose us to liabilities for past, present, or future operations.

Numerous environmental laws and regulations govern many aspects of our present and future operations. These include: air emissions limits and reporting; ambient air quality standards; water quality; water intake and discharges; wetlands; solid and hazardous waste; handling and disposal of hazardous substances; protection of endangered resources, such as threatened and endangered species, protection of cultural resources and archaeological sites; remediation and management of contaminated sites; and control of potential pollution from electric and gas construction sites. These evolving regulations affect us by:

•Introducing uncertainty into our planning and capital expenditures processes, as changes in requirements may affect the timing and choice of compliance methods and require costly revisions to prior plans and commitments.

•Imposing or modifying limits on the operations of our facilities in order to meet restrictions on air emissions, water use or water discharges.

•Requiring capital expenditures and changes in operating procedures and costs as a result of the need to install additional pollution controls or more advanced technology or equipment at new or existing facilities.

•Mandating increasing purchases of renewable energy, which affects the use of existing generation, and energy efficiency initiatives, which affect revenues.

We may be subject to future laws, regulations, or actions associated with public concern with fossil-fuel generation, greenhouse gases, and the effects of global climate change.

Our subsidiaries operate or co-own electric power plants that burn fossil fuels, deliver natural gas, and deliver electricity to customers. These business activities are subject to evolving public concern regarding greenhouse gases (GHG), legislative and regulatory action, and possible litigation in response to that public concern. The primary greenhouse gas associated with our subsidiaries' combustion of fossil fuels, and the largest emission in our system overall, is carbon dioxide (CO2).

Our subsidiaries could incur costs from more stringent regulation of GHG from power plants, natural gas delivery, greenhouse gases used in power distribution, and efficiencies lost during power distribution. While the federal government and that of the state in which we operate are unlikely to pass comprehensive greenhouse gas legislation or regulations in the immediate future, future legislation is likely. In addition, litigation by environmental nongovernment organizations targeting GHG emissions from the electric power industry is also likely if the federal government fails to act on greenhouse gas initiatives.

Climate change could affect us in several other ways:

•Changes in weather patterns, including swings in intensity, could affect use of electricity and gas by our customers, affecting revenues; and could affect the condition of our facilities, affecting our costs.

•We may also incur costs associated with actions taken due to investor interest in reducing our subsidiaries' reliance on fossil fuel generation, and coal in particular. Investors may also move away from investing in fossil fuel generated electricity for reputational or perceived risk-related reasons, which could raise our costs of attracting capital.

•If we are not seen as being proactive in addressing concerns, we may experience reputational issues among our customers and the communities that we serve. Those issues could affect customers’ energy choices, including efforts at self-supply, and could affect the handling and treatment of our rate requests and cost recovery.

These matters represent uncertainties in the operation and management of our business.

We face risks associated with the passing of the new tax reform.

On December 22, 2017, President Trump signed the Tax Cuts and Jobs Act (Tax Act) into law. The passing of the law significantly lowered MGE's corporate tax rates and triggers a remeasurement of deferred taxes. We have reflected the impact of the Tax Act in our financial results; however, those estimates could be affected by, and require subsequent adjustment as a result of, clarity and regulatory guidance that develops around the implementation and interpretation of the Tax Act. Furthermore, while regulation allows us to incorporate changes in tax law into the rate-setting process, there will most likely be timing delays before realization of the changes.

We face risk for the recovery of fuel and purchased power costs.

MGE has price risk exposure with respect to the price of natural gas, electricity, coal, emission credits, and oil. MGE burns natural gas in several of its peak electric generation facilities. In many cases, the cost of purchased power is tied to the cost of natural gas. In the event of an unexpected interruption in energy supply, whether due to equipment problems, transmission constraints, or otherwise, we may incur additional costs to obtain alternative sources of energy supply, in order to meet our contractual or regulatory obligations to our customers. Under the electric fuel rules, MGE is required to defer electric fuel-related costs that fall outside a symmetrical cost tolerance band that is currently plus or minus 2% around the amount approved in its most recent rate order. Any over- or under-recovery of the actual costs in a year is determined in the following year and is then reflected in future billings to electric retail customers. Under the electric fuel rules, MGE is required to defer the benefit of lower costs, if its actual fuel costs fall outside the lower end of the range, and is required to defer costs, less any excess revenues, if its actual fuel costs exceed the upper end of the range. Excess revenues are defined as revenues in the year in question that provide MGE with a greater return on common equity than authorized by the PSCW in MGE's latest rate order. MGE assumes the risks and benefits of variances that are within the cost tolerance band.

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

The ability to obtain an adequate supply of coal could limit the ability to operate the co-owned coal-fired facilities from which we receive a significant portion of our electric supply.

The availability of coal and the means to transport coal could:

•Affect our operating costs due to increased costs associated with lower levels of generation or the need for alternate supply or alternate transportation,

•Limit the ability to generate electricity if the plant operator is unable to arrange adequate deliveries of coal, and

•Result in potentially higher costs for replacement purchased power as well as potential lost market sales opportunities.

A significant portion of our electric generating capacity is dependent on coal. Demand for coal has been impacted by prevailing prices for natural gas and may affect mine performance. Consequently, we are exposed to the risk that counterparties to these contracts will not be able to fulfill their obligations. Disruption in the delivery of fuel, including disruptions as a result of transportation delays, weather, labor relations, force majeure events, or environmental regulations affecting any of our fuel suppliers, could limit our ability to generate electricity at our facilities at the desired level. Should counterparties fail to perform, or other unplanned disruptions occur, we may be forced to fulfill the underlying obligation at higher prices. The plant operators may also be forced to reduce generation at our coal units and causing us to replace this generation through additional power purchases from third parties. These factors may also affect the terms under which any of the existing coal supply or transportation agreements are renewed or replaced upon the expiration of their current terms.

Our ability to manage our purchased power costs is influenced by a number of uncontrollable factors.

We are exposed to additional purchased power costs to the extent that our power needs cannot be fully covered by the supplies available from our existing facilities and contractual arrangements. Those needs, and our costs, could be affected by:

•Increased demand due to, for example, abnormal weather, customer growth, or customer obligations,

•The inability to transmit our contracted power from the generation source to our customers due to transmission line constraints, outages, or equipment failures,

•Reductions in the availability of power from our owned or contracted generation sources due to equipment failures, shortages of fuel or environmental limitations on operations, and

•Failure to perform on the part of any party from which we purchase capacity or energy, whether due to equipment failures, transmission constraints or other causes.

An unexpected change in demand or the availability of generation or transmission facilities can expose us to increased costs of sourcing electricity in the short-term market where pricing may be more volatile.

The equipment and facilities in our operational system are subject to risks that may adversely affect our financial performance.

Weather conditions, accidents, and catastrophic events can result in damage or failures of equipment or facilities and disrupt or limit our ability to generate, transmit, transport, purchase, or distribute electricity and gas. Efforts to repair or replace equipment and facilities may take place over prolonged periods or may be unsuccessful. We may also be unable to make the necessary improvements to our operational system, causing service interruptions. Furthermore, our facilities are interconnected with third-party transmission providers. Damage to or failures of these providers' equipment or facilities is out of our control but could lead to service interruptions. The resulting interruption of services would result in lost revenues and additional costs. We are also exposed to the risk of accidents or other incidents that could result in damage to or destruction of our facilities or damage to persons or property. Such issues could adversely affect revenues or increase costs to repair and maintain our systems.

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

We operate in a highly engineered industry that requires the continued operation of sophisticated information technology systems and network infrastructure to manage our finances, to operate our control facilities, to provide electric and gas service to our customers, and to enable compliance with applicable regulatory requirements. Our computer-based systems are vulnerable to interruption or failure due to the age of certain systems, the introduction of viruses, malware, ransomware, security breaches, fire, power loss, system malfunction, network outages and other events that may be beyond our control. System interruptions or failures, whether isolated or more widespread, could impact our ability to provide service to our customers, which could have a material adverse effect on our operations and financial performance.

Catastrophic and unpredictable events could have a material adverse effect on our business.

A terrorist attack, war, natural disaster, pandemic virus or disease, or other catastrophic or unpredictable event could adversely affect our future revenues, expenses and operating results by: interrupting our normal business operations; causing employee absences or casualties, including loss of our key employees; interrupting or affecting supplier operations; requiring substantial expenditures and expenses to repair, replace and restore normal business operations; and reducing investor confidence. Facilities for electric generation, transmission, and gas and electric distribution are potential targets of terrorist threats and activities. A terrorist act or catastrophic event at our facilities or the facilities of other companies to which we are interconnected could result in a disruption of our ability to generate, transmit, transport, purchase, or distribute electricity or natural gas. Such an event would have additional adverse effects, including environmental ramifications, increased security and insurance costs, as well as general economic volatility or uncertainty within our service territories. The inability to maintain operational continuity and any additional costs incurred for repairing our facilities or making alternative arrangements could materially and adversely affect our financial condition and results of operations.

We face construction risk in connection with the completion of significant capital projects.

Our capital projects, such as our renewable generation projects, are subject to various risks that could cause costs to increase or delays in completion. These risks include shortages of, the inability to obtain, the cost of, and the consistency of, labor, materials and equipment; the inability of the contractors to perform under their contracts; the inability to agree to terms of contracts or disputes in contract terms; work stoppages; adverse weather conditions; the inability to obtain necessary permits in a timely manner; changes in applicable laws or regulations; adverse interpretation or enforcement of permit conditions; governmental actions; legal action; and unforeseen engineering or technology issues. If a capital project is over budget, we may not be able to recover excess costs. Inability to recover excess costs, or inability to complete the project in a timely manner, could adversely impact our financial condition and results of operations.

Our stated long-term goals are based on various assumptions and beliefs that may not prove to be achievable in the time frame projected.

Some of our current long-term goals include MGE's targeting of a net‐zero carbon electricity by 2050 and MGE's Energy 2030 framework, which describes our plan for growth in renewables generation. MGE is working to achieve a more sustainable energy future using cost‐effective renewable generation technologies. Management established these goals in conjunction with our board of directors based upon a number of different internal and external factors that characterize and influence our current and expected future activities. These long-term goals are based on certain assumptions including the timing, scope and relative costs of technological advancements, including generation, storage and energy use technologies; customer participation in programs and partnerships will be critical to the achievement of the goals; our ability to transition or displace existing coal-fired resources on an ongoing basis; our ability to complete renewable generation projects in a timely manner and within approved budgets; our ability to obtain recovery of costs in rates; and our ability to obtain the necessary permits or licenses for such projects. These assumptions may prove to differ materially from actual future results. Accordingly, we may not achieve our stated long-term goals in the timeframe projected.

Failure to successfully manage the implementation of our Enterprise Forward corporate initiative could adversely affect our operations.

MGE committed to undertake a multi-year information technology project aimed at transforming our foundational customer engagement capabilities and enabling it to be flexible in delivering new products and services as outlined in our energy 2030 framework. These objectives are expected to be accomplished through the implementation of a new customer information and billing system, and enterprise resource planning platform, along with other solutions that meet the goals of the initiative. Integrating new systems is complex, costly and time consuming and could result in performance delays and errors. If the systems and related processes do not operate as intended, it could result in disruptions to our business as well as unrecoverable excess costs. Inability to recover excess capital and operating costs, or inability to implement the project successfully and in a timely manner, could adversely impact our financial condition and results of operations.

We do not own all of the land on which our facilities are located, and we access certain facilities through rights-of-way which could disrupt our operations.

We do not own all of the land on which certain of our facilities are located, and we are, therefore, subject to the risk of increased costs to maintain necessary land use. We obtain the rights to construct and operate certain of our related facilities on land owned by third parties for a specific period of time. Our loss of these rights, through our inability to renew right-of-way contracts on acceptable terms or increased costs to renew such rights, could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Our business is concentrated in Wisconsin.

Our business activities, including those of our subsidiaries, are concentrated in Wisconsin. Changes in the economies of Wisconsin and surrounding regions could negatively impact the growth opportunities available to us and our subsidiaries, and the financial condition of our customers and prospects.

Future construction and development costs could exceed our forecasts, and our cash flow from construction and development projects may not be immediate, which may limit our liquidity and affect our financial position.

Our long-term goals contemplate significant expenditures for the development, construction or other acquisition of energy infrastructure assets. The construction of new assets involves numerous regulatory, environmental, legal, political, materials and labor cost and operational risks that are difficult to predict and subject to matters beyond our control. As a result, we may not be able to complete our projects at the budgeted costs or within the time periods we have projected. There can also be no assurance that we can recover capital expenditures through regulated customer rates. If our capital expenditures exceed the budgeted levels, we will have to finance these overruns through cash from operations, delaying other projects or additional financing. Any or all of these methods may not be available when or in the amounts needed or may adversely affect our financial condition, results of operations and cash flows. Further, our revenues and cash flows may not increase immediately following our expenditure of funds on a particular project, which could affect our liquidity and financial position.

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

The credit markets have experienced disruption and uncertainty in prior years. To the extent that such issues affect the ability or willingness of credit providers or investors to participate in the credit markets or particular types of investments, or affect their perception of the risk associated with particular types of investments, our cost of borrowing could be affected. Furthermore, if we are unable to access the capital and credit markets on favorable terms, it could have a material adverse effect on our business, financial condition, results of operations, cash flows and liquidity and our ability to repay or refinance our debt. We also rely on our credit ratings to access the credit markets. If our credit ratings are downgraded for any reason, borrowing costs would increase, the number of potential investors could decrease, or we could be required to provide additional credit assurance, including cash collateral, to contract counterparties.

Our insurance coverage may not be sufficient to cover losses caused by an operating failure or catastrophic events, including severe weather events, or it may not be available at a reasonable cost, or available at all.

We may experience increased costs and difficulties in obtaining insurance coverage for risks that could arise from our ordinary operations. We or our contractors and customers could continue to experience coverage reductions and/or increased insurance costs in future years. No assurance can be given that future losses will not exceed the limits of our insurance coverage. Uninsured losses and increases in the cost of insurance may not be recoverable in customer rates. A loss that is not fully insured or cannot be recovered in customer rates could materially affect our financial condition, results of operations, liquidity, and cash flows. In addition, we are unable to predict whether we would be allowed to recover in rates the increased costs of insurance or the costs of any uninsured losses. If the amount of insurance is insufficient or otherwise unavailable, or if we are unable to obtain insurance at a reasonable cost or recover in rates the costs of any uninsured losses, our financial condition, results of operations, liquidity, and cash flows could be materially affected.

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

Item 1B. Unresolved Staff Comments.

MGE Energy and MGE

None.

Item 2. Properties.

Electric Generation

Net summer rated capacity in service as of December 31, 2019, was as follows:

Plants	Location	Commercial Operation Date	Fuel	Net Summer Rated Capacity (MW)(a)	No. of Units
Steam plants:
Columbia	Portage, WI	1975 & 1978	Low-sulfur coal	217(b)(c)	2
Blount	Madison, WI	1957 & 1961	Gas	94(f)	2
WCCF	Madison, WI	2005	Gas/oil	130(d)	2
Elm Road Units	Oak Creek, WI	2010 & 2011	Coal	105(b)(e)	2
Combustion turbines	Madison, WI	1964-2000	Gas/oil	144(f)	6
	Marinette, WI
Portable generators	Madison, WI	1998-2019	Diesel	49(f)	57
Wind turbines	Townships of Lincoln
	and Red River, WI	1999	Wind	1(f)(g)	17
	Township of
	Brookfield, IA	2008	Wind	4(f)(h)	18
	Counties of Dodge
	and Fond du Lac, WI	2008(i)	Wind	3(i)	86
	Howard County, IA	2019	Wind	8(f)(j)	33
Total				755

(a)Net summer rated capacity is determined by annual testing and may vary from year to year due to, among other things, the operating and physical conditions of the units.

(b)Baseload generation.

(c)MGE's share. See "Columbia" below.

(d)Facility is jointly owned. Based on the terms of the joint plant agreement between MGE and the UW, the UW has the ability to reduce net capability of these units by approximately 17 MW in the summer. The net summer rated capacity shown reflects this decrease. See "WCCF" below.

(e)MGE's share. See "Elm Road Units" below.

(f)These facilities are owned by MGE.

(g)Nameplate capacity rating is 11.2 MW.

(h)Nameplate capacity rating is 29.7 MW.

(i) Facility is jointly owned with WPL and WPSC. Power from this facility is shared in proportion to each owner's ownership interest. Nameplate capacity rating of the MGE-owned portion is 17.6 MW. Commercial operation date of facility is 2008; MGE purchased its ownership interest in 2018.

(j)Nameplate capacity rating is 66.0 MW. Expected net summer rated capacity based on historical results in the area of the wind farm.

Columbia

MGE and two other utilities jointly own Columbia, a coal-fired generating facility consisting of two 556 MW units, which, as of December 31, 2019, accounted for 29% of MGE's net summer rated capacity. Power from this facility is shared in proportion to each owner's ownership interest. As of December 31, 2019, MGE had a 19.1% ownership interest in Columbia. The other owners are WPL, which operates Columbia, and WPSC. The Columbia units burn low-sulfur sub-bituminous coal obtained from the Powder River Basin coal fields located in Wyoming. The coal inventory supply for the Columbia units increased from approximately 46 days as of December 31, 2018, to approximately 70 days as of December 31, 2019. See "Executive Overview" under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of the reduction in MGE's ownership share in Columbia that commenced in January 2017 and will continue through a final adjustment in June 2020.

Elm Road Units

MGE Power Elm Road and two other owners own undivided interests in the Elm Road Units, consisting of two 615 MW units, which, as of December 31, 2019, accounted for 14% of MGE's net summer rated capacity. Power from these units is shared in proportion to each owner's ownership interest. MGE Power Elm Road owns an 8.33% ownership interest in the Elm Road Units, and its interest in the Elm Road Units is leased to MGE. The other owners are Wisconsin Energy Corporation, which operates the units, and WPPI Energy, Inc. The Elm Road Units burn bituminous coal obtained from northern West Virginia and southwestern Pennsylvania, and sub-bituminous coal from the Powder River Basin in Wyoming. MGE's share of the coal inventory supply for the Elm Road Units decreased from approximately 56 days as of December 31, 2018, to approximately 53 days as of December 31, 2019.

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

WCCF

MGE Power West Campus and the UW jointly own undivided interests in a natural gas-fired cogeneration facility on the UW campus. The facility has the capacity to produce 30,000 tons of chilled water, 500,000 pounds per hour of steam, and approximately 150 MW of electricity. The UW owns 45% of the facility, which represents its interest in the chilled-water and steam assets. These assets are used to meet a part of the UW's need for air-conditioning and steam-heat capacity. MGE Power West Campus owns 55% of the facility, which represents its interest in the electric generating assets. These assets are used to provide electricity to MGE's customers. The UW's share of the plant and portion of the earnings from the WCCF are not reflected in the consolidated financial statements of MGE Energy or MGE. MGE Power West Campus' share of the plant is reflected in property, plant, and equipment on MGE Energy's and MGE's consolidated balance sheets.

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

Electric and Gas Distribution Facilities

As of December 31, 2019, MGE owned 861 miles of overhead electric distribution line and 1,246 miles of underground electric distribution cable, all of which are located in Wisconsin. These electric distribution facilities are connected by approximately 52 substations, installed with a capacity of 1,202,500 kVA. MGE's gas facilities include 2,945 miles of distribution mains, which are all owned by MGE.

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

Encumbrances

The principal plants and properties of MGE are subject to the lien of its Indenture of Mortgage and Deed of Trust dated as of January 1, 1946, as amended and supplemented, under which MGE's first mortgage bonds are issued. As of December 31, 2019, there were $1.2 million of first mortgage bonds outstanding. MGE Power Elm Road has collaterally assigned its right to lease payments from MGE for the Elm Road Units in order to secure the repayment of $54.6 million of senior secured notes issued by MGE Power Elm Road. MGE Power West Campus has collaterally assigned its right to lease payments from MGE for the WCCF in order to secure the repayment of $39.7 million of senior secured notes issued by MGE Power West Campus. See Footnote 14 of the Notes to Consolidated Financial Statements in this Report for additional information regarding these First Mortgage Bonds and the entitlement of certain senior notes to be equally and ratably secured if MGE issues additional first mortgage bonds.

Item 3. Legal Proceedings.

MGE Energy and MGE

MGE Energy and its subsidiaries, including MGE, from time to time are involved in various legal proceedings that are handled and defended in the ordinary course of business.

See "Environmental" under Item 1. Business and Footnote 16.a. of the Notes to Consolidated Financial Statements in this Report for a description of several environmental proceedings involving MGE. See Footnote 16.b. of the Notes to Consolidated Financial Statements in this Report for a description of other legal matters.

Item 4. Mine Safety Disclosures.

MGE Energy and MGE - Not applicable.

PART II.

Item 5. Market for Registrants' Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market for Common Equity

MGE Energy

MGE Energy common stock is traded on Nasdaq under the symbol MGEE. As of January 31, 2020, there were approximately 38,568 shareholders of record. For additional information regarding dividends and dividend restrictions, see Footnote 15 of the Notes to the Consolidated Financial Statements in this Report.

MGE

As of January 31, 2020, there were 17,347,894 outstanding shares of MGE common stock, all of which were held by MGE Energy. There is no market for shares of common stock of MGE.

Issuer Purchases of Equity Securities

MGE Energy

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs(a)
October 1-31, 2019	7,132	$77.21	-	-
November 1-30, 2019	8,702	75.84	-	-
December 1-31, 2019	34,899	78.90	-	-
Total	50,733	$78.14	-	-

(a) Under the MGE Energy, Inc. Direct Stock Purchase and Dividend Reinvestment Plan (Stock Plan), common stock shares deliverable to plan participants may be either newly issued shares or shares purchased on the open market, as determined from time to time by MGE Energy. During 2019, MGE Energy's transfer agent used open market purchases to provide shares to meet obligations to participants in the Stock Plan. The shares are purchased on the open market through the transfer agent's securities broker-dealer and then are reissued under the Stock Plan as needed to meet share delivery requirements. The volume and timing of share repurchases in the open market depends upon the level of dividend reinvestment and optional share purchases being made from time to time by plan participants. As a result, there is no specified maximum number of shares to be repurchased and no specified termination date for the repurchases. All shares issued through the Stock Plan, whether newly issued or reissued following open market purchases, are issued and sold pursuant to a registration statement that was filed with the SEC and is currently effective.

MGE

None.

Stock Performance Graph

The performance graph below illustrates a five-year comparison of cumulative total returns based on an initial investment of $1,000 in MGE Energy common stock, as compared with the Russell 2000 and the EEI Index for the period 2014 through 2019. The EEI Index reflects the consolidated performance of Edison Electric Institute investor-owned electric utilities.

Cumulative Five-Year Total Return Comparison

(assumes $1,000 invested on 12/31/2014 with dividends reinvested)

Value of Investment as of December 31,

	2014	2015	2016	2017	2018	2019
MGEE	$1,000	$1,046	$1,506	$1,484	$1,441	$1,932
Russell 2000	1,000	956	1,160	1,329	1,183	1,485
EEI Index	1,000	961	1,129	1,261	1,307	1,644

Item 6. Selected Financial Data.

MGE Energy, Inc.

(In thousands, except per share amounts)

	For the Years Ended December 31,
	2019	2018	2017	2016	2015
Summary of Operations
Operating revenues:
Electric	$408,980	$402,001	$414,274	$410,202	$420,291
Gas	159,875	157,767	148,825	134,543	143,737
Total operating revenues	568,855	559,768	563,099	544,745	564,028
Operating expenses	438,087	426,151	419,180	400,801	423,159
Other general taxes	19,858	19,410	19,294	20,062	19,879
Operating income	110,910	114,207	124,625	123,882	120,990
Other income, net	18,811	17,055	14,399	14,057	11,878
Interest expense, net	(23,063)	(19,609)	(19,324)	(19,866)	(20,162)
Income before taxes	106,658	111,653	119,700	118,073	112,706
Income tax provision(a)	(19,784)	(27,434)	(22,094)	(42,513)	(41,363)
Net income	$86,874	$84,219	$97,606	$75,560	$71,343
Average shares outstanding	34,668	34,668	34,668	34,668	34,668
Basic and diluted earnings per share	$2.51	$2.43	$2.82	$2.18	$2.06
Dividends declared per share	$1.38	$1.32	$1.26	$1.21	$1.16

Assets
Electric	$1,308,277	$1,193,083	$1,058,988	$1,038,308	$1,004,087
Gas	408,001	377,005	354,875	329,538	318,336
Nonregulated energy operations	258,004	265,301	270,384	271,277	277,858
Transmission investments(a)	71,668	66,366	61,783	74,535	69,470
All others	443,278	465,661	485,548	465,202	434,868
Eliminations	(407,564)	(378,798)	(376,396)	(377,800)	(378,216)
Total assets	$2,081,664	$1,988,618	$1,855,182	$1,801,060	$1,726,403

Capitalization including Short-Term Debt
Common shareholders' equity	$855,676	$816,644	$778,187	$724,088	$690,458
Long-term debt(b)	543,400	497,896	422,613	387,124	391,010
Short-term debt	-	13,000	4,000	-	-
Total capitalization and short-term debt	$1,399,076	$1,327,540	$1,204,800	$1,111,212	$1,081,468

(a)In December 2017, a one-time tax impact, as a result of the Tax Act, decreased income tax provision and transmission investment $21.7 million and $20.4 million, respectively.

(b)Includes long-term debt due within one year, debt issuance costs, and unamortized discount.

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

Our principal subsidiary is MGE, which generates and distributes electric energy, distributes natural gas, and represents a majority portion of our assets, liabilities, revenues, and expenses. MGE generates and distributes electricity to approximately 155,000 customers in Dane County, Wisconsin, including the city of Madison, and purchases and distributes natural gas to approximately 163,000 customers in the Wisconsin counties of Columbia, Crawford, Dane, Iowa, Juneau, Monroe, and Vernon.

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

We have not included a discussion of results of operations and changes in financial position for the year ended

December 31, 2018, as compared to the year ended December 31, 2017. That discussion can be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on February 22, 2019.

Executive Overview

Our primary focus today and for the foreseeable future is our core utility customers at MGE as well as creating long-term value for our shareholders. MGE continues to face the challenge of providing its customers with reliable power at competitive prices. MGE works on meeting this challenge by investing in more efficient generation projects, including renewable energy sources. MGE continues to examine and pursue opportunities to reduce the proportion that coal generation represents in its generation mix, including a reduction in its ownership of Columbia and its growing ownership of renewable generation sources. MGE will continue to focus on growing earnings while controlling operating and fuel costs. MGE's goal is to provide safe and efficient operations in addition to providing customer value. We believe it is critical to maintain a strong credit standing consistent with financial strength in MGE as well as the parent company in order to accomplish these goals.

We earn revenue and generate cash from operations by providing electric and natural gas utility services, including electric power generation and electric power and gas distribution. The earnings and cash flows from the utility business are sensitive to various external factors, including:

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

•Energy commodity prices, including natural gas prices,

•Equity price risk pertaining to pension related assets,

•Credit market conditions, including interest rates and our debt credit rating,

•Environmental laws and regulations, including adopted and pending environmental rule changes, and

•Other factors listed in Item 1A. Risk Factors of this Report.

For the year ended December 31, 2019, MGE Energy's earnings were $86.9 million or $2.51 per share compared to $84.2 million or $2.43 per share for the same period in the prior year. MGE's earnings for the year ended December 31, 2019, were $58.4 million compared to $56.5 million for the same period in the prior year.

MGE Energy's net income was derived from our business segments as follows:

(In millions)	Year Ended December 31,
Business Segment:	2019	2018
Electric Utility	$46.3	$45.9
Gas Utility	14.1	12.9
Nonregulated Energy	20.4	20.2
Transmission Investments	6.9	6.2
All Others	(0.8)	(1.0)
Net Income	$86.9	$84.2

Our net income during 2019 compared to 2018 primarily reflects the effects of the following factors:

Electric Utility

An increase in owned generation assets included in rate base was the primary contributor to increased earnings for 2019 as a result of the completion of the Saratoga Wind Farm.

Gas Utility

For 2019, gas operating income increased primarily related to an increase in gas retail sales from an increase in retail customers and higher customer demand resulting from colder weather experienced compared to the same period in the prior year. Heating degree days (a measure for determining the impact of weather during the heating season) increased by 1.4% compared to 2018.

During 2019, the following events occurred:

2019/2020 Rate Change Settlement: In December 2018, the PSCW approved a settlement agreement between MGE and intervening parties in the then pending rate case. The settlement decreased electric rates by 2.24%, or $9.2 million, in 2019. MGE will maintain this rate level for 2020, with the exception that MGE's electric rates will be adjusted by the 2020 Fuel Cost Plan. The decrease in electric rates reflects the ongoing impacts of the Tax Act. Lower fuel costs and an increase in rate base from renewable generation assets further impacted the rate change. In 2020, electric rates will decrease 0.84%, or $3.37 million, as approved by the PSCW in December 2019 in the 2020 Fuel Cost Plan. The settlement agreement increased gas rates by 1.06%, or $1.7 million, in 2019 and 1.46%, or $2.4 million, in 2020. The increase covers infrastructure costs. The settlement agreement also reflects the impacts of the Tax Act.

Pension and Other Postretirement Benefit Costs: Costs for pension and other postretirement benefits are affected by actual investment returns on the assets held for those benefits and by the discount rate, which is sensitive to interest rates, used to calculate those benefits. Volatility in interest rates and investment returns could affect the value of the pension and postretirement benefit obligations. These changes may affect benefit costs in future years. As a result of lower investment returns in the fourth quarter of 2018, pension and postretirement benefit costs increased in 2019. In August 2019, the PSCW approved MGE's request to defer the difference between estimated pension and other postretirement costs included in the 2019 and 2020 rate settlement and actual expense incurred. For 2019, MGE deferred approximately $6.2 million of pension and other postretirement costs. MGE expects to overcollect benefit costs in 2020 rates by approximately $1 million to $2 million. This amount will reduce the regulatory asset that we expect to be factored into future rate actions starting in 2021.

Saratoga Wind Farm: In December 2017, the PSCW authorized construction of a 66 MW wind farm, consisting of 33 turbines, located near Saratoga, Iowa. The project was placed in service in February 2019. Total capitalized expenditures of the project were $107.9 million, including AFUDC. MGE received specific approval to recover 100% AFUDC on the project. After tax, MGE has recognized $0.8 million in AFUDC equity related to this project for the year ended December 31, 2019.

Columbia: MGE and WPL negotiated an amendment to the existing Columbia joint operating agreement, which took effect on January 1, 2017, under which MGE has reduced its obligation to pay certain capital expenditures (other than SCR-related expenditures) at Columbia in exchange for a proportional reduction in MGE's ownership in Columbia. On January 1 of each year from 2017 through 2019 and then on June 1, 2020, the ownership percentage is adjusted through a partial sale based on the amount of capital expenditures foregone. As of December 31, 2018, MGE classified $3.1 million of Columbia assets as held-for-sale on the consolidated balance sheets. In January 2019, MGE reduced its ownership interest in Columbia from 19.4% to 19.1% as a result of the partial sale of plant assets to WPL.

Utility Solar – Two Creeks: In May 2019, MGE acquired a 33% ownership interest in a 150 MW solar generation array being constructed in the Town of Two Creeks and the City of Two Rivers in Manitowoc and Kewaunee Counties, Wisconsin. MGE's sole principal asset will be the 33% undivided ownership interest in the solar generation facility. The estimated share of capital costs for that ownership interest is approximately $65 million (excluding AFUDC). As of December 31, 2019, $43.9 million (excluding AFUDC) related to this project is reflected in "Construction work in progress" on the consolidated balance sheets. The project is anticipated to be completed by the end of 2020. MGE received specific approval to recover 100% AFUDC on the project. After tax, MGE has recognized $1.4 million in AFUDC equity related to this project for the year ended December 31, 2019.

Utility Solar – Badger Hollow I: In July 2019, MGE acquired a 33% ownership interest in a 150 MW solar generation array being constructed in southwestern Wisconsin in Iowa County, near the villages of Montfort and Cobb. MGE's sole principal asset will be the 33% undivided ownership interest in the solar generation facility. The estimated share of capital costs for that ownership interest is approximately $65 million (excluding AFUDC). As of December 31, 2019, $18.7 million (excluding AFUDC) related to this project is reflected in "Construction work in progress" on the consolidated balance sheets. The project is anticipated to be completed by the end of 2020. MGE received specific approval to recover 100% AFUDC on the project. After tax, MGE has recognized $0.3 million in AFUDC equity related to this project for the year ended December 31, 2019.

Deferred Fuel Costs – Subject to Refund: As of December 31, 2019, MGE has deferred $1.5 million of 2019 fuel savings. These costs will be subject to the PSCW's annual review of 2019 fuel costs, expected to be completed during 2020.

2018 Annual Fuel Proceeding: In July 2019, the PSCW issued a final decision in the 2018 fuel rules proceedings for MGE to refund $9.5 million of additional fuel savings realized during 2018 plus accrued interest to its retail electric customers. That amount was returned over a one-month period in October 2019. There was no change to the refund in the fuel rules proceedings from the amount MGE deferred as of December 31, 2018.

2018 Tax Reform: In August 2019, the PSCW issued a decision on the 2018 tax reform proceedings for MGE to refund the remaining 2018 overcollection of income tax expense to its retail customers as a one-time bill credit. MGE returned $3.2 million in September 2019. There was no change to the refund order from the amount MGE deferred as of December 31, 2018.

Debt Issuance: MGE issued $50 million of long-term unsecured debt in November 2019. The proceeds of this debt financing were used to assist with the financing of additional capital expenditures, including Two Creeks and Badger Hollow I, maturing short-term debt, and other corporate obligations. The covenants of this debt issue are substantially consistent with MGE's existing unsecured long-term debt. See Footnote 14 of Notes to Consolidated Financial Statements in this Report for more information regarding long-term debt.

During 2020, several items may affect us, including:

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

ATC Return on Equity: Several parties have filed complaints with the FERC seeking to reduce the ROE used by MISO transmission owners, including ATC. Any change to ATC's ROE could result in lower equity earnings and distributions from ATC in the future. We derived approximately 8.0% of our net income for the year ended December 31, 2019, from our investment in ATC. See "Other Matters" below for additional information concerning ATC.

Environmental Initiatives: There are proposed legislative rules and initiatives involving matters related to air emissions, water effluent, hazardous materials, and greenhouse gases, all of which affect generation plant capital expenditures and operating costs as well as future operational planning. At present, it is unclear how the changes in the Presidential, Congressional, and EPA administrations may affect existing, pending or new legislative or rulemaking proposals or regulatory initiatives. Such legislation and rulemaking could significantly affect the costs of owning and operating fossil-fueled generating plants, such as Columbia and the Elm Road Units, from which we derive approximately 43% of our electric generating capacity as of December 31, 2019. We would expect to seek and receive recovery of any such costs in rates; however, it is difficult to estimate the amount of such costs due to the uncertainty as to the timing and form of the legislation and rules, and the scope and time of the recovery of costs in rates, which may lag the incurrence of those costs.

EPA’s Affordable Clean Energy (ACE) Rule: In July 2019, the EPA published a final ACE rule to reduce greenhouse gas emissions from existing coal-fired EGUs. The ACE rule directs states to submit plans to the EPA for approval that implement standards of performance (called Best System of Emissions Reductions, or BSER) for individual coal-fired EGUs over 25 MW. The ACE defines BSER as on-site “inside the fenceline,” heat-rate efficiency improvements. Under the ACE rule, states such as Wisconsin have the primary role in developing standards of performance that result from the application of BSER. The ACE rule will apply to Columbia and the Elm Road Units. EGUs compliance with the ACE rule may not be required until 2024 or later. Until the State of Wisconsin develops a plan that is accepted by the EPA, MGE will not be able to determine the final impact of the rule. Additionally, the ACE rule is subject to a legal challenge pending in the United States District Court of the District of Columbia. MGE will continue to evaluate the rule development within the state and monitor ongoing and potential legal proceedings associated with the rule.

Columbia: MGE has reduced its obligation to pay certain capital expenditures (other than SCR-related expenditures) at Columbia in exchange for proportional reductions in MGE's ownership in Columbia. By June 2020, MGE's ownership in Columbia is forecasted to be approximately 19%, a decrease of 3% from the 22% ownership interest held by MGE on January 1, 2016, and a decrease of 0.1% from the ownership percentage held as of December 31, 2019.

Future Generation - Riverside: In 2016, MGE entered into an agreement with WPL under which MGE may acquire up to 50 MW of capacity in a gas-fired generating plant being constructed by WPL at its Riverside Energy Center in Beloit, Wisconsin, during the five-year period following the in-service date of the plant. The plant is expected to be completed by early 2020. MGE has not yet determined whether it will exercise its option in the Riverside plant. A determination will be made based on a variety of factors during the option period.

Future Generation – Utility Solar: In February 2020, the PSCW issued a final decision regarding the Badger Hollow II solar project. The project, jointly owned with WEPCO, consists of 150MW of solar generation assets to be located in southwestern Wisconsin. MGE's ownership share is expected to be 50 MW. Construction of the project is expected to be completed by the end of 2021. MGE's share of the construction cost is expected to be approximately $65 million.

The following discussion is based on the business segments as discussed in Footnote 22 of the Notes to Consolidated Financial Statements in this Report.

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

Year Ended December 31, 2019, Versus the Year Ended December 31, 2018

	Year Ended December 31,
(In millions)	2019	2018	$ Change
Electric revenues	$408.3	$400.9	$7.4
Fuel for electric generation	(52.0)	(56.2)	4.2
Purchased power	(41.5)	(50.8)	9.3
Total Electric Margins (non-GAAP)	314.8	293.9	20.9
Gas revenues	159.9	157.8	2.1
Cost of gas sold	(79.8)	(85.0)	5.2
Total Gas Margins (non-GAAP)	80.1	72.8	7.3
Total Electric and Gas Margins (non-GAAP)	394.9	366.7	28.2
Other operating revenues	0.7	1.1	(0.4)
Other operations and maintenance	(193.3)	(177.8)	(15.5)
Depreciation and amortization	(71.6)	(56.4)	(15.2)
Other general taxes	(19.8)	(19.4)	(0.4)
Operating Income	$110.9	$114.2	$(3.3)

Operating income for 2019 compared to 2018 primarily reflects the effects of the following factors:

•Electric revenues and fuel costs

oA $7.4 million increase in electric revenue reflecting the comparison to 2018 electric revenues that were reduced to account for an over-collection of costs in customer rates in 2018. See revenue subject to refund discussed in the "Electric Margin" section below.

oA $4.2 million decrease in fuel for electric generation reflecting lower costs from the wind generation of Saratoga that came on-line during 2019 (construction was completed in February 2019).

oA $9.3 million decrease in purchased power costs driven by the purchase of Forward Wind in April 2018. Prior to the purchase, Forward Wind was covered by a purchased power agreement and reflected in purchased power cost. Following the purchase, it is reflected as internal generation.

•Gas revenues and cost of gas sold

oA $2.1 million increase in gas revenues reflecting an increase in retail customers, higher customer demand resulting from colder weather in the first quarter, and an increase in customer rates effective January 1, 2019, to cover infrastructure costs.

oA $5.2 million decrease in cost of gas sold driven by a lower cost per therm of gas.

•A $15.5 million increase in other operations and maintenance largely due to increased technology costs associated with the Enterprise Forward project. See "Consolidated operations and maintenance expenses" section below for additional detail.

•A $15.2 million increase in depreciation and amortization expense driven by accelerated depreciation expense for specified electric assets as discussed in the "Consolidated depreciation expenses" section below.

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the years indicated:

	Revenues			Sales (kWh)
(In thousands, except cooling degree days)	2019	2018	% Change	2019	2018	% Change
Residential	$140,006	$138,566	1.0%	833,646	860,246	(3.1)%
Commercial	213,265	204,683	4.2%	1,844,050	1,867,418	(1.3)%
Industrial	12,772	13,878	(8.0)%	171,932	180,151	(4.6)%
Other-retail/municipal	35,174	34,023	3.4%	364,254	381,610	(4.5)%
Total retail	401,217	391,150	2.6%	3,213,882	3,289,425	(2.3)%
Sales to the market	5,664	7,438	(23.9)%	168,833	181,342	(6.9)%
Other revenues	1,404	2,294	(38.8)%	-	-	-%
Total	$408,285	$400,882	1.8%	3,382,715	3,470,767	(2.5)%

Cooling degree days (normal 680)				657	796	(17.5)%

Electric Margin

Electric margin, a non-GAAP measure, increased $20.9 million during 2019 compared to 2018, due to the following:

(In millions)
Revenue subject to refund, net	$22.7
Decreased fuel costs	14.3
Rate changes	(9.0)
Decrease in volume	(4.7)
Other	(2.4)
Total	$20.9

•Revenue subject to refund. For cost recovery mechanisms, any over-collection of revenues resulting from the amount of costs authorized to be collected from customers in rates exceeding actual costs is recorded as a reduction of revenue in the period incurred, as the over-collection is expected to be refunded to customers in a subsequent period.

oTax Act. MGE received a PSCW order in January 2018 to defer the over-collection of income tax expense collected in customer rates as a result of the Tax Act reduction in federal income tax rate to 21 percent. MGE's income tax subject to refund decreased $3.5 million compared to the same period in the prior year. During 2018, MGE returned $6.3 million to electric customers through bill credits related to the tax credit.

oFuel-related costs. MGE's fuel-related costs subject to refund decreased $8.0 million compared to the same period in the prior year. Under fuel rules, MGE is required to defer electric fuel-related costs that fall outside a 2% cost tolerance band around the amount used in the most recent rate proceeding.

oOperating Costs. MGE's electric plant operating costs subject to refund decreased $5.0 million compared to the same period in the prior year primarily related to lower leased generation costs due to the reduction in tax rate.

•Fuel Costs. Fuel costs decreased during 2019, primarily as a result of a reduction in purchased power. The purchase of Forward Wind in April 2018 replaced an existing purchase power agreement that was previously recorded as purchased power expense in fuel costs. The commencement of commercial operations at Saratoga in February 2019 further decreased the need for purchased power, contributing to the reduction in fuel costs in the current year.

•Rate changes. Rates charged to retail customers during 2019, were $9.0 million lower than those charged during the same period in the prior year.

In December 2018, the PSCW authorized MGE to decrease 2019 rates for electric retail customers by 2.24%.

•Volume. During 2019, there was a 3.1% decrease in residential electric sales volumes compared to the same period in the prior year driven by less favorable weather conditions.

•Other. During 2019, other items affecting electric operating revenues decreased $2.4 million primarily attributable to adjustments to revenue and a decrease in demand charges. MGE leases electric generating capacity from MGE Power Elm Road. MGE collects in rates the lease payments associated with the electric generating capacity as authorized by the PSCW. Any differential between estimated lease payments collected in rates and actual lease payments paid to MGE Power Elm Road are included in other revenues.

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class during each of the years indicated:

(In thousands, except HDD and average rate per therm of retail customer)	Revenues			Therms Delivered
	2019	2018	% Change	2019	2018	% Change
Residential	$95,146	$94,017	1.2%	111,144	106,899	4.0%
Commercial/Industrial	59,051	59,060	-%	104,740	101,028	3.7%
Total retail	154,197	153,077	0.7%	215,884	207,927	3.8%
Gas transportation	5,293	4,283	23.6%	75,902	74,773	1.5%
Other revenues	385	407	(5.4)%	-	-	-%
Total	$159,875	$157,767	1.3%	291,786	282,700	3.2%
Heating degree days (normal 6,971)				7,406	7,306	1.4%
Average rate per therm of retail customer	$0.714	$0.736	(3.0)%

Gas Margin

Gas margin, a non-GAAP measure, increased $7.3 million during 2019 compared to 2018, due to the following:

(In millions)
Revenue subject to refund, net	$3.4
Rate changes	1.5
Other	1.4
Increase in volume	1.0
Total	$7.3

•Revenue subject to refund. For cost recovery mechanisms, any over-collection of revenues resulting from the amount of costs authorized to be collected from customers in rates exceeding actual costs is recorded as a reduction of revenue in the period incurred, as the over-collection is expected to be refunded to customers in a subsequent period.

oTax Act. MGE received a PSCW order in January 2018 to defer the over-collection of income tax expense collected in customer rates as a result of the Tax Act reduction in federal income tax rate to 21 percent. MGE's income tax subject to refund decreased $1.5 million compared to the same period in the prior year. During 2018, MGE returned $1.9 million to gas customers through bill credits related to the tax credit.

•Rate changes. In December 2018, the PSCW authorized MGE to increase 2019 rates for retail gas customers by 1.06%.

•Other. During 2019, other items affecting gas operating revenues increased $1.4 million partially attributable to an increase in fixed charges as a result of an increase in customers.

•Volume. For 2019, retail gas deliveries increased 3.8% compared to the same period in the prior year primarily related to customer growth and more favorable weather conditions in the current year.

Consolidated operations and maintenance expenses

For 2019, operations and maintenance expenses increased $15.5 million, compared to the same period in the prior year. The following contributed to the net change:

(In millions)
Increased administrative and general costs	$7.6
Increased electric production costs	2.6
Increased gas distribution costs	1.7
Increased electric distribution costs	1.5
Increased customer accounts costs	0.8
Increased customer services	0.6
Increased other costs	0.7
Total	$15.5

•Increased administrative and general costs and customer account costs are primarily related to increased technology costs associated with the multi-year Enterprise Forward information technology project, which includes a new customer information and billing system. In addition, higher administrative and general costs are related to an increase in stock price increasing the costs associated with the performance unit awards. See Footnote 12 of the Notes to Consolidated Financial Statements in this Report for additional information on performance unit awards.

•Increased electric production expenses are primarily related to increased operations and maintenance costs at the Elm Road Units and Forward Wind facility.

•Increased gas and electric distribution expenses are primarily related to increased costs for locator services for underground lines.

Consolidated depreciation expense

Electric depreciation expense increased $13.9 million and gas depreciation expense increased $1.3 million for 2019, compared to the same period in the prior year. MGE accelerated depreciation for combustion turbines and Columbia Unit 1 in 2019, as approved in the December 2018 rate settlement, increasing electric depreciation expense compared to the prior period.

Nonregulated Energy Operations - MGE Energy and MGE

The nonregulated energy operations are conducted through MGE Energy's subsidiaries: MGE Power Elm Road (the Elm Road Units) and MGE Power West Campus (WCCF), which have been formed to own and lease electric generating capacity to assist MGE. For 2019 and 2018, net income at the nonregulated energy operations segment was $20.4 million and $20.2 million, respectively.

Transmission Investment Operations - MGE Energy and MGE

For 2019 and 2018, other income at the transmission investment segment was $9.5 million and $8.6 million, respectively. The transmission investment segment holds our interest in ATC and ATC Holdco, and its income reflects our equity in the earnings of the investments. ATC Holdco was formed in December 2016. In the near term, it is expected that ATC Holdco will be pursuing transmission development opportunities that typically have long development and investment lead times before becoming operational. See Footnote 7.b. of the Notes to Consolidated Financial Statements in this Report and "Other Matters" below for additional information concerning ATC and summarized financial information regarding ATC.

Consolidated Income Taxes - MGE Energy and MGE

In 2019, the effective electric tax rate decreased as a result of a tax credit produced by wind generation at Saratoga. See Footnote 10 of the Notes to Consolidated Financial Statements in this Report for details of effective income tax rates for continuing operations.

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

	Year Ended December 31,
(In millions)	2019	2018
MGE Power Elm Road	$15.1	$15.4
MGE Power West Campus	7.2	7.2

Liquidity and Capital Resources

MGE Energy and MGE believe we have adequate liquidity to fund operations and capital expenditures over the next twelve months. Available resources include cash and cash equivalents, operating cash flows, liquid assets, borrowing capacity under revolving credit facilities, and access to equity and debt capital markets.

Cash Flows

The following summarizes cash flows for MGE Energy and MGE during 2019 and 2018:

	MGE Energy		MGE
(In thousands)	2019	2018	2019	2018
Cash provided by/(used for):
Operating activities	$130,475	$153,040	$125,870	$147,994
Investing activities	(172,357)	(218,328)	(164,818)	(213,302)
Financing activities	(17,233)	38,123	37,807	61,885

Cash Provided by Operating Activities

MGE Energy

MGE Energy's consolidated net cash provided by operating activities is derived mainly from the electric and gas operations of its principal subsidiary, MGE.

Cash provided by operating activities for 2019 was $130.5 million, a decrease of $22.6 million when compared to the prior year.

MGE Energy's net income increased $2.7 million for 2019 when compared to the prior year.

MGE Energy's federal and state taxes paid increased $1.8 million during 2019, when compared to the prior year.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $19.7 million in cash used for operating activities for 2019, primarily due to decreased accounts payable, decreased current liabilities, and increased inventories, partially offset by decreased unbilled revenues. The decrease in other current liabilities is attributable to a $3.2 million one-time tax bill credit and a $9.4 million one-time fuel credit to retail customers in 2019.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $10.5 million in cash provided by operating activities for 2018, primarily due to decreased unbilled revenues and decreased inventories, partially offset by decreased accounts payable, decreased current liabilities, and increased receivables. The decrease in other current liabilities is attributable to a $8.2 million one-time tax bill credit and a $4.3 million one-time fuel credit to retail customers in 2018.

An increase in hosted software asset expenditures resulted in additional $6.6 million in cash used for operating activities for 2019, when compared to the prior year. This amount represents a decrease of $1.6 million of cash used when compared to the prior year.

MGE

Cash provided by operating activities for 2019 was $125.9 million, a decrease of $22.1 million when compared to the prior year.

Net income increased $1.7 million for 2019, when compared to the prior year.

MGE's federal and state taxes paid increased $1.9 million during 2019, when compared to the prior year.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $19.4 million in cash used for operating activities for 2019, primarily due to decreased accounts payable, decreased current liabilities, and increased inventories, partially offset by decreased unbilled revenues. The decrease in other current liabilities is attributable to a $3.2 million one-time tax bill credit and a $9.4 million one-time fuel credit to retail customers in 2019.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $10.1 million in cash provided by operating activities for 2018, primarily due to decreased unbilled revenues and decreased inventories, partially offset by decreased accounts payable, decreased current liabilities, and increased accounts receivable. The decrease in other current liabilities is attributable to a $8.2 million one-time tax bill credit and a $4.3 million one-time fuel credit to retail customers in 2018.

An increase in hosted software asset expenditures resulted in additional $6.6 million in cash used for operating activities for 2019, when compared to the prior year. This amount represents a decrease of $1.6 million of cash used when compared to the prior year.

Capital Requirements and Investing Activities

MGE Energy

MGE Energy's cash used for investing activities decreased $46.0 million for 2019 when compared to the prior year.

Capital expenditures for 2019 were $164.0 million. This amount represents a decrease of $48.2 million from the expenditures made in the prior year. This decrease primarily reflects reduced expenditures on the construction of Saratoga in 2019. Capital expenditures in 2019 include $49.8 million related to Two Creeks and Badger Hollow I. Total cost of the two projects is expected to be approximately $130 million. The projects are anticipated to be completed by the end of 2020.

Capital contributions in ATC and other investments increased $1.9 million for 2019 when compared to the prior year.

MGE

MGE's cash used for investing activities decreased $48.5 million for 2019 when compared to the prior year.

Capital expenditures for 2019 were $164.0 million. This amount represents a decrease of $48.2 million from the expenditures made in the prior year. This decrease primarily reflects reduced expenditures on the construction of

Saratoga in 2019. Capital expenditures in 2019 include $49.8 million related to Two Creeks and Badger Hollow I. Total cost of the two projects is expected to be approximately $130 million. The projects are anticipated to be completed by the end of 2020.

Capital expenditures

The following table shows MGE Energy's actual capital expenditures for both 2019 and 2018, forecasted capital expenditures for 2020 through 2022:

	Actual		Forecasted
(In thousands)
For the years ended December 31,	2018	2019	2020	2021	2022
Electric	$176,399	$125,086	$179,183	$180,520	$89,070
Gas	30,497	36,193	41,544	39,112	40,674
Utility plant total	206,896	161,279	220,727	219,632	129,744
Nonregulated	5,301	2,757	5,623	4,401	7,035
MGE Energy total	$212,197	$164,036	$226,350	$224,033	$136,779

MGE Energy used internally generated funds from operations, short-term borrowings under existing lines of credit pending long-term financing, and long-term external financing to meet our 2019 capital requirements and cash obligations, including dividend payments. MGE's Energy 2030 framework details our plan for growth in generation for renewables. This growth will continue as legacy fossil fuel-fired generation assets are retired and replaced with renewables, such as wind and solar assets. Beyond 2030, MGE is targeting net-zero carbon electricity by 2050. These solar and wind projects are a major step toward deep decarbonization and greater use of clean energy sources, in pursuit of our goal. MGE Energy expects to generate funds from both long-term debt financing, including tax exempt, short-term debt financing, or equity issuances from the public market or through our Direct Stock Purchase and Dividend Reinvestment Plan.

The forecasted capital expenditures are based upon management's assumptions with respect to future events, including the timing and amount of expenditures associated with compliance with environmental compliance initiatives, legislative and regulatory initiatives, customer demand and support for electrification and renewable energy resources, energy conservation initiatives, load growth, the timing of any required regulatory approvals and the adequacy of rate recovery. Actual events may differ materially from those assumptions and result in material changes to those forecasted amounts.

The following table provides further detail of MGE Energy's forecasted capital expenditures, separating spending into capital project categories for 2020 through 2022:

	Forecasted
(In thousands)
For the years ended December 31,	2020	2021	2022
Electric renewables	$108,091	$90,919	$11,064
Electric distribution	43,157	38,601	49,586
Electric production	6,881	30,488	15,329
Gas distribution	27,507	25,438	31,947
Common(a)	9,840	11,685	15,710
Enterprise Forward(a)	25,251	22,501	6,108
Utility plant total	220,727	219,632	129,744
Nonregulated	5,623	4,401	7,035
MGE Energy total	$226,350	$224,033	$136,779

(a)Common and Enterprise Forward (information technology) is allocated to electric and gas segments based on formulas prescribed by the PSCW.

Our capital expenditure plans reflect the following projects:

Badger Hollow I and Two Creeks Solar Generation Projects: Badger Hollow I and Two Creeks, located in Wisconsin, began construction in 2019, and are jointly owned with other Wisconsin utilities. These projects accounted for $62.6 million of electric capital expenditures for 2019. MGE's share of the total construction cost is expected to be approximately $130 million. The projects are expected to be completed in 2020.

Badger Hollow II Solar Generation Project: In February 2020, the PSCW issued a final decision regarding the Badger Hollow II solar project. The project is jointly owned and construction of the project is expected to be completed by the end of 2021. MGE's share of the total construction cost is expected to be approximately $65 million and is included in the forecasted electric capital expenditures for 2021.

Other Service Area Renewable Solar Projects: MGE is actively pursuing additional local solar projects through the Renewable Energy Rider (RER) and Shared Solar programs. The RER program allows MGE to partner with a large energy user to tailor a renewable energy solution and related project financing to meet a customer's specific energy needs. The Shared Solar program provides an opportunity for eligible customers to add locally-generated solar to their energy mix without having to install solar panels. The forecasted capital expenditures related to these local solar projects are expected to total $64 million for the years 2020 through 2021 and require regulatory approval.

Electric and Gas Distribution: In 2022, electric and gas distribution include expenditures for enhanced metering solutions to provide customers with more timely and detailed energy use information. Investments in advanced metering infrastructure will provide additional benefits including outage and demand response and automated meter reading capabilities. Forecasted capital expenditures in 2022 include approximately $25 million related to this project.

Electric Production: MGE has consistently valued reliability for its electric and natural gas utility customers. MGE utilizes backup generation programs to provide significant capacity sources for overall system reliability and resiliency. Forecasted capital expenditures in 2021 and 2022 include additional projects of approximately $17 million related to these programs.

Enterprise Forward: Enterprise Forward is a multi-year information technology project, which includes implementation of a new customer information system and other applications. This project is expected to involve capital expenditures of approximately $108 million, including approximately $61 million of forecasted capital expenditures for the years 2020 through 2022. A portion of the Enterprise Forward expenditures are implementation costs of internal use software incurred in a hosted arrangement, totaling approximately $21 million for the project and including $7 million of forecasted expenditures for the years 2020 through 2022. Based on applicable accounting guidance, these expenditures are recorded in "Other deferred assets and other" on the consolidated balance sheets rather than in "Property, plant, and equipment, net" and as such are excluded from the tables above.

Financing Activities

MGE Energy

Cash used for MGE Energy's financing activities was $17.2 million for 2019, compared to $38.1 million of cash provided by financing activities in 2018.

For 2019, cash dividends paid were $47.8 million compared to $45.8 million in the prior year. This increase was a result of a higher dividend per share ($1.38 vs. $1.32).

During 2019, MGE issued $50.0 million of senior unsecured notes, which was used to assist with financing additional capital expenditures, including Two Creeks and Badger Hollow I, maturing short-term debt, and other corporate obligations. During 2018, MGE issued $100.0 million of senior unsecured notes, which was used to refinance $20.0 million of maturing long-term notes and assist with financing additional capital expenditures. The increase in long-term debt primarily reflected expenditures on the construction of Saratoga.

For 2019, net short-term debt repayments were $13.0 million compared to net short-term debt borrowings of $9.0 million in the prior year.

MGE

During 2019, cash provided by MGE's financing activities was $37.8 million, compared to $61.9 million of cash provided by financing activities in 2018.

Capital contributions made by MGE Energy to MGE were $30.5 million in 2019. There were no capital contributions made by MGE Energy to MGE in 2018.

Distributions to parent (MGE Energy) from noncontrolling interest, which represent distributions from MGE Power Elm Road and MGE Power West Campus, were $23.5 million for 2019, compared to $22.0 million in the prior year.

During 2019, MGE issued $50.0 million of senior unsecured notes, which was used to assist with financing additional capital expenditures, including Two Creeks and Badger Hollow I, maturing short-term debt, and other corporate obligations. During 2018, MGE issued $100.0 million of senior unsecured notes, which was used to refinance $20.0 million of maturing long-term notes and assist with financing additional capital expenditures. The increase in long-term debt primarily reflects expenditures on the construction of Saratoga.

For 2019, net short-term debt repayments were $13.0 million compared to net short-term debt borrowings of $9.0 million in the prior year.

Dividend Restrictions

Dividend payments by MGE to MGE Energy are subject to restrictions arising under a PSCW rate order and, to a lesser degree, MGE's first mortgage bonds. The PSCW order restricts any dividends that MGE may pay MGE Energy if its common equity ratio, calculated in the manner used in the rate proceeding, is less than 55%. MGE's thirteen month rolling average common equity ratio as of December 31, 2019, is 57.3%, as determined under the calculation used in the rate proceeding. This restriction did not impact MGE's payment of dividends in 2019. No cash dividends were paid by MGE to MGE Energy in 2019 or 2018. The rate proceeding calculation includes as indebtedness imputed amounts for MGE's outstanding purchase power capacity payments and other PSCW adjustments but does not include the indebtedness associated with MGE Power Elm Road and MGE Power West Campus, which are consolidated into MGE's financial statements but are not direct obligations of MGE.

MGE has covenanted with the holders of its first mortgage bonds not to declare or pay any dividend or make any other distribution on or purchase any shares of its common stock unless, after giving effect thereto, the aggregate amount of all such dividends and distributions and all amounts applied to such purchases, after December 31, 1945, shall not exceed the earned surplus (retained earnings) accumulated subsequent to December 31, 1945. As of December 31, 2019, approximately $465.2 million was available for the payment of dividends under this covenant.

MGE Power West Campus has covenanted with the holders of its outstanding senior secured notes not to declare or make distributions to us in the event that, both before and after giving effect to such distribution, its total debt to total capitalization would exceed .65 to 1.00 or its projected debt service coverage ratio for the following four fiscal quarters would be less than 1.25 to 1.00. Projected debt service coverage considers the projected revenues available for debt service, after deducting expenses other than debt service, in relation to projected debt service on indebtedness.

MGE Power Elm Road has covenanted with the holders of its outstanding senior secured notes not to declare or make distributions to us in the event that, both before and after giving effect to such distribution, its projected debt service coverage ratio for the following four fiscal quarters would be less than 1.25 to 1.00. Projected debt service coverage considers the projected revenues available for debt service, after deducting expenses other than debt service, in relation to projected debt service on indebtedness.

Credit Facilities

As of December 31, 2019, MGE Energy and MGE had the following aggregate bank commitments and available capacity under their credit agreements:

Borrower	Aggregate Bank Commitments	Outstanding Commercial Paper	Outstanding Borrowings	Available Capacity	Expiration Date
	(Dollars in millions)
MGE Energy	$50.0	$-	$-	$50.0	February 7, 2024

MGE	$100.0	$-	$-	$100.0	February 7, 2024

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

The credit agreements require the borrower to maintain a ratio of consolidated debt to consolidated total capitalization not to exceed a maximum of 65%. The ratio calculation excludes assets, liabilities, revenues, and expenses included in MGE's financial statements as a result of the consolidation of VIEs, such as MGE Power Elm Road and MGE Power West Campus. As of December 31, 2019, the ratio of consolidated debt to consolidated total capitalization for each of MGE Energy and MGE, as calculated under the credit agreements' covenant, were 39.0% and 43.9%, respectively. See Footnote 13 of the Notes to Consolidated Financial Statements in this Report for additional information regarding the credit facilities.

Capitalization Ratios

MGE Energy's capitalization ratios were as follows:

	MGE Energy
	2019	2018
Common shareholders' equity	61.2%	61.5%
Long-term debt(a)	38.8%	37.5%
Short-term debt	-%	1.0%

(a)Includes the current portion of long-term debt.

Credit Ratings

MGE Energy's and MGE's access to the capital markets, including, in the case of MGE, the commercial paper market, and their respective financing costs in those markets, may depend on the credit ratings of the entity that is accessing the capital markets.

None of MGE Energy's or MGE's borrowing is subject to default or prepayment as a result of a downgrading of credit ratings, although a downgrading of MGE's credit ratings would increase fees and interest charges under both MGE Energy's and MGE's credit agreements.

Contractual Obligations and Commercial Commitments for MGE Energy and MGE

MGE Energy's and MGE's contractual obligations as of December 31, 2019, representing cash obligations that are considered to be firm commitments, are as follows:

		Payment Due Within:			Due After
(In thousands)	Total	1 Year	2-3 Years	4-5 Years	5 Years
MGE Energy
Long-term debt(a)	$547,879	$19,659	$9,660	$40,160	$478,400
Interest expense(b)	416,959	24,212	46,092	43,867	302,788
Leases(c)	47,896	1,872	2,990	2,031	41,003
Purchase obligations(d)	358,572	83,721	117,754	68,472	88,625
Construction obligations(e)	115,350	100,369	14,981	-	-
Other obligations(f)	27,935	20,748	2,077	1,659	3,451
Total MGE Energy contractual obligations	$1,514,591	$250,581	$193,554	$156,189	$914,267

MGE
Long-term debt(a)	$547,879	$19,659	$9,660	$40,160	$478,400
Interest expense(b)	416,959	24,212	46,092	43,867	302,788
Leases(c)	47,896	1,872	2,990	2,031	41,003
Purchase obligations(d)	358,572	83,721	117,754	68,472	88,625
Construction obligations(e)	115,350	100,369	14,981	-	-
Other obligations(f)	27,935	20,748	2,077	1,659	3,451
Total MGE contractual obligations	$1,514,591	$250,581	$193,554	$156,189	$914,267

(a)Long-term debt consisting of secured first mortgage bonds, unsecured medium-term notes, and Industrial Development Revenue Bonds issued by MGE, and private placement debt issued by MGE, MGE Power Elm Road, and MGE Power West Campus.

(b)Amount represents interest expense on long-term debt. See Footnote 14 of the Notes to Consolidated Financial Statements in this Report for further discussion of the long-term debt outstanding as of December 31, 2019.

(c)Leases. See Footnote 5 of the Notes to Consolidated Financial Statements in this Report.

(d)Purchase obligations for MGE Energy and MGE consist primarily of the purchase of electricity and natural gas, electric transmission, natural gas storage capacity, natural gas pipeline transportation, and the purchase and transport of coal. See Footnote 16.c. of the Notes to Consolidated Financial Statements in this Report.

(e)Construction obligations consist primarily of Badger Hollow I, Two Creeks, other renewable solar projects and software development related to the Enterprise Forward initiative that includes a new customer information and billing system.

(f)Other obligations are primarily related to investment commitments, chattel paper agreement, environmental projects, fuel credit, and uncertain tax positions.

The above amounts do not include any contributions for MGE's pension and postretirement plans. MGE does not expect to need to make any required contributions to the qualified plans for 2020. The contributions for years after 2020 are not yet currently estimated. Due to uncertainties in the future economic performance of plan assets, discount rates, and other key assumptions, estimated contributions are subject to change. MGE may also elect to make additional discretionary contributions to the plans.

The above amounts do not include future capital calls by ATC and ATC Holdco. In January 2020, MGE Transco made a $0.2 million capital contribution to ATC. The amount and timing of future capital calls to these entities is uncertain and primarily dependent on the operations and expansion of ATC and the development activities of ATC Holdco.

MGE Energy's and MGE's commercial commitments as of December 31, 2019, representing commitments triggered by future events and including financing arrangements to secure obligations of MGE Energy and MGE, are as follows:

		Expiration Within:			Due After
(In thousands)	Total	1 Year	2-3 Years	4-5 Years	5 Years
MGE Energy
Available lines of credit(a)	$150,000	$-	$-	$150,000	$-

MGE
Available lines of credit(b)	$100,000	$-	$-	$100,000	$-

(a)Amount includes the facilities discussed in (b) plus an additional line of credit. MGE Energy has available at any time a $50 million committed revolving credit agreement, expiring in February 2024. As of December 31, 2019, MGE Energy had no borrowings outstanding under this credit facility.

(b)Amount includes two committed revolving credit agreements totaling $100 million expiring in February 2024. These credit facilities are used to support commercial paper issuances. As of December 31, 2019, MGE had no borrowings outstanding under these facilities. On that date, MGE had no commercial paper outstanding.

Other Matters

Rate Matters

In December 2018, the PSCW approved a settlement agreement between MGE and intervening parties in the then pending rate case. The settlement decreased electric rates by 2.24%, or $9.2 million, in 2019. MGE will maintain this rate level for 2020, with the exception that MGE's electric rates will be adjusted by the 2020 Fuel Cost Plan. The decrease in electric rates reflects the ongoing impacts of the Tax Act. Lower fuel costs and an increase in rate base from renewable generation assets further impacted the rate change. In 2020, electric rates will decrease 0.84%, or $3.37 million, as approved by the PSCW in December 2019 in the 2020 Fuel Cost Plan. The settlement agreement increased gas rates by 1.06%, or $1.7 million, in 2019 and 1.46%, or $2.4 million, in 2020. The increase covers infrastructure costs. The settlement agreement also reflects the impacts of the Tax Act.

Details related to MGE's December 2018 PSCW approved settlement agreement are as follows:

(dollars in thousands)	Authorized Average Rate Base(a)	Authorized Return on Common Equity(b)	Common Equity Component of Regulatory Capital Structure	Effective Date
Electric (2019 Test Period)	$842,629	9.8%	56.55%	1/1/2019
Gas (2019 Test Period)	233,405	9.8%	56.55%	1/1/2019
Electric (2020 Test Period)	860,538	9.8%	56.06%	1/1/2020
Gas (2020 Test Period)	250,743	9.8%	56.06%	1/1/2020

(a)Average rate base amounts reflect MGE's allocated share of rate base and do not include CWIP or a cash working capital allowance and were calculated using a forecasted 13-month average for the test periods. The PSCW provides a return on selected CWIP and a cash working capital allowance by adjusting the percentage return on rate base.

(b)Authorized returns on common equity may not be indicative of actual returns earned or projections of future returns.

ATC

2013 FERC Complaint - In 2013, several parties filed a complaint with the FERC seeking to reduce the base return on equity (ROE) used by MISO transmission owners, including ATC. The complaint provided for a statutory refund period of November 2013 through February 2015. The complaint asserted that the MISO ROE should not exceed 9.15%, that the equity components of hypothetical capital structures should be restricted to 50%, and that the relevant incentive ROE adders should be discontinued. At the time MISO's base ROE was 12.38% and ATC's base ROE was 12.2%. On September 28, 2016, FERC issued an order on the first complaint, for the period November 2013 through February 2015, reducing the base ROE to 10.32%. In November 2019, FERC issued an order to further reduce the base ROE to 9.88% on the complaint for the period November 2013 through February 2015. This base ROE became effective in September 2016 and will apply to future periods.

2015 FERC Complaint - In February 2015, several parties filed a complaint with the FERC seeking to reduce the base ROE used by MISO transmission owners, including ATC, to 8.67%. The complaint provided for a statutory refund period of February 2015 through May 2016 with a refund effective date retroactive to the complaint filing date. In June 2016, an administrative law judge issued an initial decision for the complaint that would reduce the transmission owner's base ROE to 9.7%. In November 2019, FERC issued an order dismissing the complaint with the determination that the ROE was reasonable. As a result of this order and methodology FERC used to determine the applicable ROE in the 2013 FERC complaint, several parties have requested a rehearing by FERC. If FERC denies these requests, the complainants are likely to file an appeal with the appellate court. Any change to ATC's ROE could result in lower equity earnings and distributions from ATC in the future.

In January 2015, FERC accepted the transmission owners' request for a 50 basis-point incentive ROE adder for participating in MISO. The adder became effective January 6, 2015.

As of December 31, 2018, our share of the estimated refund recorded is $2.5 million, including interest. Following the November 2019 order, our share of ATC's earnings reflects a pre-tax adjustment of $2.0 million, including interest, related to the 2013 complaint refund period and from September 28, 2016 through December 31, 2019. Additionally, our share of ATC's earnings reflects the derecognition of a possible refund related to the 2015 complaint as ATC considers such a refund to be no longer considered probable due to FERC's November 2019 dismissal of that complaint. However, due to pending requests for rehearing, a loss related to the 2015 complaint remains possible. Our share of the estimated refund for the 2015 complaint is approximately $2.4 million. As of December 31, 2019, our share of the estimated refund amount reflected a net increase in ATC's earnings with a pre-tax adjustment of $0.6 million, inclusive of interest. We derived approximately 8.0%, 7.3%, and 6.2% of our net income for 2019, 2018, and 2017, respectively, from our investment in ATC.

Critical Accounting Estimates - MGE Energy and MGE

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to regulatory assets and liabilities, unbilled revenues, pension obligations, income taxes, and derivatives. We base our estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Those values may differ from these estimates under different assumptions or conditions. We believe the following critical accounting estimates affect our more significant judgments used in the preparation of our consolidated financial statements.

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

Unbilled Revenues

Revenues from the sale of electricity and gas are recorded when they are delivered to customers. Sales quantity is measured by customers' meters. Due to the large volume of those meters, it is impractical to read all of them at month end. Meters are read on a systematic basis throughout the month based on established meter-reading schedules. Consequently, at the end of any month, there exists a quantity of electricity and gas that has been delivered to customers but has not been captured by the meter readings. As a result, management must estimate revenue related to electricity and gas delivered to customers between meter-read dates and the end of the reporting period. These estimates include:

•The amount of electricity expected to be lost in the process of its transmission and distribution to customers (referred to as line loss) and the amount of electricity actually delivered to customers.

•The amount of gas expected to be lost in the process of distribution to customers and the amount of gas actually delivered to customers.

•The mix of sales between customer rate classes having different rates, which is based upon historical utilization assumptions.

MGE monitors the reasonableness of the unbilled revenue estimate through the review of ratios such as unbilled electric consumption compared to billed electric sales. To confirm the reasonableness of unbilled gas, the estimated unbilled consumption is compared to various other statistics, including percent of gas available for sale, change in unbilled month-to-month and change in unbilled compared to the prior year.

Pension and Other Postretirement Benefit Plans

MGE provides employees with certain retirement (pension) and postretirement (health care and life insurance) benefits. In order to measure the expense and obligations associated with these benefits, management must make a variety of estimates, including discount rates used to value certain liabilities, the expected return on plan assets set aside to fund these costs, the rate of compensation increase, employee turnover rates, retirement rates, health care trends, mortality rates, and other factors. These accounting estimates may change due to the uncertainty attached to the estimate as well as the fact that these estimates are difficult to measure. Different estimates used could result in recognizing different amounts of expense over different periods of time. Recovery in rates is expected.

MGE uses third-party specialists to assist it in evaluating its assumptions as well as to appropriately measure the costs and obligations associated with these retirement benefits. The discount rate and expected return on plan assets are based primarily on available investment yields and the historical performance of plan assets. They are critical accounting estimates because they are subject to management's judgment and can materially affect financial performance.

•Assumed return on assets. This assumption represents the rate of return on plan assets reflecting the average rate of earnings expected on the funds invested (or to be invested) to provide for the benefits included in the projected benefit obligation. For 2019, MGE used an assumed return on assets of 7.20% for pension and 6.72% for other postretirement benefits. In 2020, the pension asset assumption will remain at 7.20% and the postretirement benefit assumption will increase to 6.76%. The annual expected rate of return is based on projected long-term equity and bond returns, maturities and asset allocations. Holding other assumptions constant, for every 1% reduction in the expected rate of return on plan assets, annual pension and other postretirement cost would increase by approximately $3.6 million, before taxes.

•Discount rate. The discount rate represents the rate at which pension obligations could effectively be settled on a present-value basis. MGE uses high-grade bond yields as a benchmark for determining the appropriate discount rate. MGE uses individual spot rates rather than a weighted average of the yield curve spot rates to measure the service cost and interest cost components for net periodic benefit cost. Holding other assumptions constant, a 0.5% reduction in the discount rate on the obligation balance as of December 31, 2019, would increase annual pension and other postretirement cost by approximately $3.1 million, before taxes.

•Medical trend assumptions. The health care cost trend rate is the assumed rate of increase in per-capita health care charges.

•Mortality rate assumption. Expected mortality rates are used in the valuation to determine the expected duration of future benefit payments to the plan participants. MGE utilizes mortality tables and projection scales developed by a third-party actuary. These tables and scales were last updated in 2019.

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

MGE's electric fuel costs are subject to fuel rules established by the PSCW. The fuel rules require the PSCW and Wisconsin utilities to defer electric fuel-related costs that fall outside a symmetrical cost tolerance band. Any over/under recovery of the actual costs in a year outside of the symmetrical cost tolerance band is determined in the following year and is then reflected in future billings to electric retail customers. Under the electric fuel rules, MGE is required to defer the benefit of lower costs if the actual electric fuel costs fall outside the lower end of the range and is required to defer costs, less any excess revenues, if the actual electric fuel costs exceed the upper end of the range. Excess revenues are defined as revenues in the year in question that provide MGE with a greater return on common equity than authorized by the PSCW in MGE's latest rate order. The range is defined by the PSCW and has been modified throughout the years based on market conditions and other relevant factors. Currently, MGE is subject to a plus or minus 2% range. MGE assumes the risks and benefits of variances that are within the cost tolerance band. For 2020, fuel and purchased power costs included in MGE's fuel monitoring level rates are $73.9 million. See Footnote 9 of the Notes to Consolidated Financial Statements in this Report for additional information.

MGE recovers the cost of natural gas in its gas utility segment through the purchased gas adjustment clause (PGA). Under the PGA, MGE is able to pass through to its gas customers the cost of gas. If the commodity costs of gas exceed a monthly benchmark amount, the excess amount is subject to a prudence review and approval by the PSCW before it can be passed through to customers.

MGE also reduces price risk caused by market fluctuations via physical contracts and financial derivative contracts, including futures, swaps, options, forwards, and other contractual commitments. The maximum length of time over which cash flows related to energy commodities can be hedged under applicable PSCW approvals is four years.

MGE has financial gas and electric commodity contracts to hedge commodity price risk in the gas and electric utility segments. These contracts are primarily comprised of exchange-traded option and future contracts. MGE also holds financial transmission rights (FTRs), which are used to hedge the risk of increased transmission congestion charges. As of December 31, 2019, the cost basis of these instruments exceeded their fair value by $1.4 million. Under the PGA clause and electric fuel rules, MGE may include the costs and benefits of the aforementioned fuel price risk management tools in the costs of fuel (natural gas or power). Because these costs/benefits are recoverable, the related unrealized loss/gain has been deferred on the consolidated balance sheets as a regulatory asset/liability.

MGE has also entered into a purchased power agreement that provides MGE with firm capacity and energy that began on June 1, 2012, and ends on May 31, 2022 (the "base term"). The agreement also allows MGE an option to extend the contract after the base term. The agreement is considered a derivative contract and is recognized at its fair value on the consolidated balance sheets. However, the derivative qualifies for regulatory deferral and is recognized with a corresponding regulatory asset or liability depending on whether the fair value is in a loss or gain position. The fair value of the contract as of December 31, 2019, reflects a loss position of $25.4 million.

Interest Rate Risk

Both MGE Energy and MGE may have short term borrowings at varying interest rates. MGE issues commercial paper for its short-term borrowings, while MGE Energy draws from our current credit facility to meet our short-term borrowing needs. Borrowing levels vary from period to period depending upon capital investments and other factors. Future short-term interest expense and payments will reflect both future short-term interest rates and borrowing levels. MGE Energy and MGE manage interest rate risk by limiting their variable rate exposure and continually monitoring the effects of market changes on interest rates. MGE is not exposed to changes in interest rates on a substantial portion of its long-term debt until that debt matures and is refinanced at market rates.

Equity Price Risk - Pension-Related Assets

MGE currently funds its liabilities related to employee benefits through trust funds. These funds, which include investments in debt and equity securities, are managed by various investment managers. Changes in market value of these investments can have an impact on the future expenses related to these liabilities. Holding other assumptions constant, for every 1% reduction in the expected rate of return on plan assets, annual pension and other postretirement cost would increase by approximately $3.6 million, before taxes. MGE's risk of expense and annuity payments, as a result of changes in the market value of the trust funds, is mitigated in part through future rate actions by the PSCW. The value of employee benefit plans trusts' assets have increased in value by approximately 24.23% and decreased in value by approximately 7.01% during the years ended December 31, 2019 and 2018, respectively.

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

Additionally, if a counterparty were to default and MGE were to liquidate all contracts with that entity, MGE's credit loss would include the loss in value of mark-to-market contracts; the amount owed for settled transactions; and additional payments, if any, to settle unrealized losses. As of December 31, 2019, no counterparties have defaulted.

MGE is obligated to provide service to all electric and gas customers within its respective franchised territories. MGE's franchised electric territory includes a 264 square-mile area in Dane County, Wisconsin, and MGE's franchised gas territory includes a service area covering 1,684 square miles in Wisconsin. Based on results for the year ended December 31, 2019, no one customer constituted more than 10% of total operating revenues for MGE Energy and MGE. Credit risk for electric and gas is managed by MGE's credit and collection policies, which are consistent with state regulatory requirements.

Cash, cash equivalents, and customer accounts receivable are the financial instruments that potentially subject MGE Energy and MGE to concentrations of credit risk. MGE Energy and MGE place cash and cash equivalents with high credit-quality financial institutions. MGE has limited concentrations of credit risk from customer accounts receivable because of the large number of customers and relatively strong economy in its service territory.

Item 8. Financial Statements and Supplementary Data.

MGE Energy

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in the Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of MGE Energy's internal control over financial reporting as of December 31, 2019, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

February 26, 2020

MGE

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in the Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

February 26, 2020

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of MGE Energy, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of MGE Energy, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income, of comprehensive income, of common equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting for Rate Regulation

As described in Notes 1 and 8 to the consolidated financial statements, the Company applies the authoritative guidance for accounting for certain types of regulation, which requires the Company to record regulatory assets and regulatory liabilities. Regulatory assets represent costs which are deferred due to the probable future recovery from customers through regulated rates while regulatory liabilities represent the excess recovery of costs or accrued credits which were deferred because management believes it is probable such amounts will be returned to customers through future regulated rates. As disclosed by management, management continually assesses whether the regulatory assets and liabilities meet the criteria for probability of future recovery or deferral. This assessment considers factors such as changes in the regulatory environment, recent rate orders to other regulated entities under the same jurisdiction, and the status of any pending or potential deregulation legislation. Regulatory assets and liabilities are amortized in the consolidated statements of income consistent with the recovery or refund included in customer rates. As of December 31, 2019, there was $145.7 million of deferred costs in regulatory assets and $174.2 million of accrued credits within regulatory liabilities.

The principal considerations for our determination that performing procedures relating to the Company’s accounting for the effects of rate regulation is a critical audit matter are there was significant judgment by management in estimating the probability of future recovery or deferral of costs or regulatory assets and liabilities, respectively. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to the recoverability of regulatory assets and the refund of regulatory liabilities.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s assessment of the probability of recoverability and refunds of regulatory assets and liabilities, respectively. These procedures also included, among others, evaluating (i) management’s assessment of correspondence with regulators, (ii) the reasonableness of management’s judgments regarding the probability of recovery of regulatory assets and refund of regulatory liabilities, and (iii) the application of the impacts of changes to new or existing commission orders.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

February 26, 2020

We have served as the Company's auditor since 1993.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Madison Gas and Electric Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Madison Gas and Electric Company and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

February 26, 2020

We have served as the Company's auditor since 1993.

MGE Energy, Inc.
Consolidated Statements of Income
(In thousands, except per share amounts)

	For the Years Ended December 31,
	2019	2018	2017
Operating Revenues:
Electric revenues	$408,980	$402,001	$414,274
Gas revenues	159,875	157,767	148,825
Total Operating Revenues	568,855	559,768	563,099

Operating Expenses:
Fuel for electric generation	51,954	56,141	53,029
Purchased power	41,474	50,807	58,690
Cost of gas sold	79,775	84,968	76,644
Other operations and maintenance	193,322	177,823	177,740
Depreciation and amortization	71,562	56,412	53,077
Other general taxes	19,858	19,410	19,294
Total Operating Expenses	457,945	445,561	438,474
Operating Income	110,910	114,207	124,625

Other income, net	18,811	17,055	14,399
Interest expense, net	(23,063)	(19,609)	(19,324)
Income before income taxes	106,658	111,653	119,700
Income tax provision	(19,784)	(27,434)	(22,094)
Net Income	$86,874	$84,219	$97,606

Earnings Per Share of Common Stock
(basic and diluted)	$2.51	$2.43	$2.82

Dividends per share of common stock	$1.38	$1.32	$1.26

Weighted Average Shares Outstanding
(basic and diluted)	34,668	34,668	34,668

The accompanying notes are an integral part of the above consolidated financial statements.

MGE Energy, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)

	For the Years Ended December 31,
	2019	2018	2017
Net Income	$86,874	$84,219	$97,606
Other comprehensive income, net of tax:
Unrealized gain (loss) on available-for-sale securities, net of
tax ($-, $-, and $(117))	-	-	175
Comprehensive Income	$86,874	$84,219	$97,781

The accompanying notes are an integral part of the above consolidated financial statements.

MGE Energy, Inc.
Consolidated Statements of Cash Flows
(In thousands)
	For the Years Ended December 31,
	2019	2018	2017
Operating Activities:
Net income	$86,874	$84,219	$97,606
Items not affecting cash:
Depreciation and amortization	71,562	56,412	53,077
Deferred income taxes	7,212	3,749	(4,082)
Provision for doubtful receivables	1,615	1,366	1,016
Employee benefit plan (credit) cost	(3,813)	(2,002)	831
Equity earnings in ATC	(9,889)	(8,821)	(10,125)
Loss (gain) on sale of property	406	-	(1,547)
Other items	(243)	(814)	641
Changes in working capital items:
Trade and other receivables	(1,285)	(2,235)	(4,502)
Inventories	(3,420)	2,724	(2,568)
Unbilled revenues	2,345	3,157	(1,554)
Prepaid taxes	(677)	10,320	101
Other current assets	29	251	(2,786)
Accounts payable	(7,432)	(4,855)	(5,290)
Other current liabilities	(10,264)	11,957	3,948
Dividends from ATC	7,347	6,958	8,803
Cash contributions to pension and other postretirement plans	(5,714)	(5,584)	(11,304)
Other noncurrent items, net	(4,178)	(3,762)	9,108
Cash Provided by Operating Activities	130,475	153,040	131,373
Investing Activities:
Capital expenditures	(164,036)	(212,197)	(108,131)
Capital contributions to investments	(7,813)	(5,926)	(11,081)
Proceeds from sale of property	-	-	2,819
Other	(508)	(205)	118
Cash Used for Investing Activities	(172,357)	(218,328)	(116,275)
Financing Activities:
Cash dividends paid on common stock	(47,842)	(45,762)	(43,682)
Repayment of long-term debt	(4,553)	(24,453)	(34,358)
Issuance of long-term debt	50,000	100,000	70,000
(Repayments of) proceeds from short-term debt	(13,000)	9,000	4,000
Other	(1,838)	(662)	(597)
Cash Provided by (Used for) Financing Activities	(17,233)	38,123	(4,637)
Change in cash, cash equivalents, and restricted cash	(59,115)	(27,165)	10,461
Cash, cash equivalents, and restricted cash at beginning of period	84,929	112,094	101,633
Cash, cash equivalents, and restricted cash at end of period	$25,814	$84,929	$112,094

Supplemental Disclosures of Cash Flow Information:
Interest paid	$23,171	$20,018	$19,176
Income taxes paid	$14,617	$12,597	$27,149
Income taxes received	$(255)	$(59)	$-
Significant noncash investing activities:
Accrued capital expenditures	$26,697	$11,129	$16,602

The accompanying notes are an integral part of the above consolidated financial statements.

MGE Energy, Inc.
Consolidated Balance Sheets
(In thousands)
	As of December 31,
ASSETS	2019	2018
Current Assets:
Cash and cash equivalents	$23,481	$83,102
Accounts receivable, less reserves of $2,820 and $2,614, respectively	40,482	43,593
Other accounts receivable, less reserves of $438 and $540 , respectively	7,940	6,262
Unbilled revenues	25,899	28,243
Materials and supplies, at average cost	26,287	24,093
Fuel for electric generation, at average cost	8,358	6,599
Stored natural gas, at average cost	10,637	11,303
Prepaid taxes	16,892	16,215
Regulatory assets - current	11,432	9,477
Assets held for sale	-	3,080
Other current assets	10,233	8,593
Total Current Assets	181,641	240,560
Other long-term receivables	1,811	2,709
Regulatory assets	134,314	145,424
Pension and other postretirement benefit asset	13,630	-
Other deferred assets and other	19,093	12,488
Property, Plant, and Equipment:
Property, plant, and equipment, net	1,530,199	1,369,766
Construction work in progress	112,484	139,671
Total Property, Plant, and Equipment	1,642,683	1,509,437
Investments	88,492	78,000
Total Assets	$2,081,664	$1,988,618

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$19,659	$4,553
Short-term debt	-	13,000
Accounts payable	55,161	46,158
Accrued interest and taxes	7,244	7,384
Accrued payroll related items	12,752	13,044
Regulatory liabilities - current	9,228	13,826
Derivative liabilities	10,100	8,550
Other current liabilities	14,676	14,113
Total Current Liabilities	128,820	120,628
Other Credits:
Deferred income taxes	243,302	231,952
Investment tax credit - deferred	763	818
Regulatory liabilities	164,965	165,638
Accrued pension and other postretirement benefits	68,665	67,483
Derivative liabilities	15,340	23,980
Finance lease liabilities	17,379	1,771
Other deferred liabilities and other	63,013	66,361
Total Other Credits	573,427	558,003
Capitalization:
Common shareholders' equity:
Common Stock - $1 par value - 75,000 shares authorized;
34,668 shares issued and outstanding	34,668	34,668
Additional paid-in capital	316,268	316,268
Retained earnings	504,740	465,708
Total Common Shareholders' Equity	855,676	816,644
Long-term debt	523,741	493,343
Total Capitalization	1,379,417	1,309,987
Commitments and contingencies (see Footnote 16)
Total Liabilities and Capitalization	$2,081,664	$1,988,618

The accompanying notes are an integral part of the above consolidated financial statements.

MGE Energy, Inc.
Consolidated Statements of Common Equity
(In thousands, except per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income/(Loss)	Total
2017
Beginning balance - December 31, 2016	34,668	$34,668	$316,268	$372,950	$202	$724,088
Net income				97,606		97,606
Other comprehensive income					175	175
Common stock dividends declared
($1.26 per share)				(43,682)		(43,682)
Ending balance - December 31, 2017	34,668	$34,668	$316,268	$426,874	$377	$778,187

2018
Cumulative effect of new accounting principle				377	(377)	-
Beginning balance - adjusted				427,251	-	778,187
Net income				84,219		84,219
Common stock dividends declared
($1.32 per share)				(45,762)		(45,762)
Ending balance - December 31, 2018	34,668	$34,668	$316,268	$465,708	$-	$816,644

2019
Net income				86,874		86,874
Common stock dividends declared
($1.38 per share)				(47,842)		(47,842)
Ending balance - December 31, 2019	34,668	$34,668	$316,268	$504,740	$-	$855,676

The accompanying notes are an integral part of the above consolidated financial statements.

Madison Gas and Electric Company
Consolidated Statements of Income
(In thousands)

	For the Years Ended December 31,
	2019	2018	2017
Operating Revenues:
Electric revenues	$408,980	$402,001	$414,277
Gas revenues	159,875	157,767	148,834
Total Operating Revenues	568,855	559,768	563,111

Operating Expenses:
Fuel for electric generation	51,954	56,141	53,031
Purchased power	41,474	50,807	58,692
Cost of gas sold	79,775	84,968	76,652
Other operations and maintenance	192,440	176,762	176,729
Depreciation and amortization	71,562	56,412	53,077
Other general taxes	19,858	19,410	19,294
Total Operating Expenses	457,063	444,500	437,475
Operating Income	111,792	115,268	125,636

Other income, net	10,703	10,426	6,450
Interest expense, net	(24,298)	(21,197)	(20,024)
Income before income taxes	98,197	104,497	112,062
Income tax provision	(17,418)	(25,461)	(18,990)
Net Income	$80,779	$79,036	$93,072
Less Net Income Attributable to Noncontrolling Interest, net of tax	(22,349)	(22,552)	(43,237)
Net Income Attributable to MGE	$58,430	$56,484	$49,835

The accompanying notes are an integral part of the above consolidated financial statements.

Madison Gas and Electric Company
Consolidated Statements of Comprehensive Income
(In thousands)

	For the Years Ended December 31,
	2019	2018	2017
Net Income	$80,779	$79,036	$93,072
Other comprehensive income, net of tax:
Unrealized loss on available-for-sale securities, net of
tax ($-, $-, and $31)	-	-	(47)
Comprehensive Income	$80,779	$79,036	$93,025
Less: Comprehensive Income Attributable to Noncontrolling
Interest, net of tax	(22,349)	(22,552)	(43,237)
Comprehensive Income Attributable to MGE	$58,430	$56,484	$49,788

The accompanying notes are an integral part of the above consolidated financial statements.

Madison Gas and Electric Company
Consolidated Statements of Cash Flows
(In thousands)
	For the Years Ended December 31,
	2019	2018	2017
Operating Activities:
Net income	$80,779	$79,036	$93,072
Items not affecting cash:
Depreciation and amortization	71,562	56,412	53,077
Deferred income taxes	5,286	(69)	(7,760)
Provision for doubtful receivables	1,615	1,366	1,016
Employee benefit plan (credit) cost	(3,813)	(2,002)	831
Loss (gain) on sale of property	406	-	(1,547)
Other items	850	(107)	1,408
Changes in working capital items:
Trade and other receivables	(1,285)	(2,160)	(4,113)
Inventories	(3,420)	2,724	(2,568)
Unbilled revenues	2,345	3,157	(1,554)
Prepaid taxes	327	9,283	725
Other current assets	147	255	(2,788)
Accounts payable	(7,754)	(4,817)	(5,312)
Accrued interest and taxes	(1,565)	4,761	118
Other current liabilities	(9,618)	9,685	1,941
Cash contributions to pension and other postretirement plans	(5,714)	(5,584)	(11,304)
Other noncurrent items, net	(4,278)	(3,946)	8,878
Cash Provided by Operating Activities	125,870	147,994	124,120
Investing Activities:
Capital expenditures	(164,036)	(212,197)	(108,131)
Proceeds from sale of property	-	-	1,721
Other	(782)	(1,105)	(162)
Cash Used for Investing Activities	(164,818)	(213,302)	(106,572)
Financing Activities:
Cash dividends paid to parent by MGE	-	-	(45,000)
Distributions to parent from noncontrolling interest	(23,500)	(22,000)	(18,000)
Capital contribution from parent	30,500	-	-
Repayment of long-term debt	(4,553)	(24,453)	(34,358)
Issuance of long-term debt	50,000	100,000	70,000
(Repayments of) proceeds from short-term debt	(13,000)	9,000	4,000
Other	(1,640)	(662)	(539)
Cash Provided by (Used for) Financing Activities	37,807	61,885	(23,897)
Change in cash, cash equivalents, and restricted cash	(1,141)	(3,423)	(6,349)
Cash, cash equivalents, and restricted cash at beginning of period	6,670	10,093	16,442
Cash, cash equivalents, and restricted cash at end of period	$5,529	$6,670	$10,093

Supplemental disclosures of cash flow information:
Interest paid	$23,171	$20,018	$19,176
Income taxes paid	$95	$-	$1
Income taxes received	$(249)	$(59)	$-
Significant noncash investing activities:
Accrued capital expenditures	$26,697	$11,129	$16,602

The accompanying notes are an integral part of the above consolidated financial statements.

Madison Gas and Electric Company
Consolidated Balance Sheets
(In thousands)
	As of December 31,
ASSETS	2019	2018
Current Assets:
Cash and cash equivalents	$3,196	$4,843
Accounts receivable, less reserves of $2,820 and $2,614, respectively	40,482	43,593
Affiliate receivables	530	621
Other accounts receivable, less reserves of $ 438 and $ 540 , respectively	7,936	6,111
Unbilled revenues	25,899	28,243
Materials and supplies, at average cost	26,287	24,093
Fuel for electric generation, at average cost	8,358	6,599
Stored natural gas, at average cost	10,637	11,303
Prepaid taxes	15,463	15,790
Regulatory assets - current	11,432	9,477
Assets held for sale	-	3,080
Other current assets	10,065	8,541
Total Current Assets	160,285	162,294
Affiliate receivable long-term	2,648	3,177
Regulatory assets	134,314	145,424
Pension and other postretirement benefit asset	13,630	-
Other deferred assets and other	19,680	14,142
Property, Plant, and Equipment:
Property, plant, and equipment, net	1,530,227	1,369,795
Construction work in progress	112,484	139,671
Total Property, Plant, and Equipment	1,642,711	1,509,466
Investments	209	388
Total Assets	$1,973,477	$1,834,891

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$19,659	$4,553
Short-term debt	-	13,000
Accounts payable	54,845	46,165
Accrued interest and taxes	8,754	10,319
Accrued payroll related items	12,752	13,044
Regulatory liabilities - current	9,228	13,826
Derivative liabilities	10,100	8,550
Other current liabilities	12,683	11,614
Total Current Liabilities	128,021	121,071
Other Credits:
Deferred income taxes	214,041	204,616
Investment tax credit - deferred	763	818
Regulatory liabilities	164,965	165,638
Accrued pension and other postretirement benefits	68,665	67,483
Derivative liabilities	15,340	23,980
Finance lease liabilities	17,379	1,771
Other deferred liabilities and other	62,973	66,361
Total Other Credits	544,126	530,667
Capitalization:
Common shareholder's equity:
Common Stock - $ 1 par value - 50,000 shares authorized; 17,348 shares outstanding	17,348	17,348
Additional paid-in capital	222,917	192,417
Retained earnings	397,021	338,591
Total Common Shareholder's Equity	637,286	548,356
Noncontrolling interest	140,303	141,454
Total Equity	777,589	689,810
Long-term debt	523,741	493,343
Total Capitalization	1,301,330	1,183,153
Commitments and contingencies (see Footnote 16)
Total Liabilities and Capitalization	$1,973,477	$1,834,891

The accompanying notes are an integral part of the above consolidated financial statements.

Madison Gas and Electric Company
Consolidated Statements of Equity
(In thousands)
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling
	Shares	Value	Capital	Earnings	Income/(Loss)	Interest	Total
2017
Beginning balance - December 31, 2016	17,348	$17,348	$192,417	$277,300	$19	$115,665	$602,749
Net income				49,835		43,237	93,072
Other comprehensive loss					(47)		(47)
Cash dividends paid to parent by MGE				(45,000)			(45,000)
Distributions to parent from
noncontrolling interest						(18,000)	(18,000)
Ending balance - December 31, 2017	17,348	$17,348	$192,417	$282,135	$(28)	$140,902	$632,774

2018
Cumulative effect of new accounting principle				(28)	28		-
Beginning balance - adjusted				282,107	-		632,774
Net income				56,484		22,552	79,036
Distributions to parent from
noncontrolling interest						(22,000)	(22,000)
Ending balance - December 31, 2018	17,348	$17,348	$192,417	$338,591	$-	$141,454	$689,810

2019
Net income				58,430		22,349	80,779
Capital contributions from parent			30,500				30,500
Distributions to parent from
noncontrolling interest						(23,500)	(23,500)
Ending balance - December 31, 2019	17,348	$17,348	$222,917	$397,021	$-	$140,303	$777,589

The accompanying notes are an integral part of the above consolidated financial statements.

Notes to Consolidated Financial Statements

December 31, 2019, 2018, and 2017

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

Additional wholly owned subsidiaries of MGE Energy include CWDC, MAGAEL, MGE Power, MGE State Energy Services, MGE Services, MGE Transco, and MGEE Transco. CWDC owns 100% of North Mendota, a subsidiary created to serve as a development entity for property. MGE Power owns 100% of MGE Power Elm Road and MGE Power West Campus. MGE Power and its subsidiaries are part of MGE Energy's nonregulated energy operations, which were formed to own and lease electric generation projects to assist MGE. MGE Transco and MGEE Transco are nonregulated entities formed to own the investments in ATC and ATC Holdco, respectively. MGE did not own any subsidiaries as of December 31, 2019.

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

d.Cash, Cash Equivalents, and Restricted Cash – MGE Energy and MGE.

The following table presents the components of total cash, cash equivalents, and restricted cash on the consolidated balance sheets.

(In thousands)	MGE Energy		MGE
As of December 31,	2019	2018	2019	2018
Cash and cash equivalents	$23,481	$83,102	$3,196	$4,843
Restricted cash	619	634	619	634
Receivable - margin account	1,714	1,193	1,714	1,193
Cash, cash equivalents, and restricted cash	$25,814	$84,929	$5,529	$6,670

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

REC allowances are included in "Materials and supplies" on the consolidated balance sheets and are recorded based on specific identification. These allowances are charged to purchase power expense as they are used in operations. MGE's REC allowance balance as of December 31, 2019 and 2018, was $0.6 million and $0.7 million, respectively.

g.

Chattel Paper Agreements - MGE Energy and MGE.

MGE makes available to qualifying customers a financing program for the purchase and installation of energy-related equipment that will provide more efficient use of utility service at the customer's property. The energy-related equipment installed at the customer sites is used to secure the customer loans. MGE is a party to a chattel paper purchase agreement with a financial institution under which MGE can sell, transfer, and assign to the financial institution an undivided interest with recourse, in up to $10.0 million of the financing program receivables, until July 31, 2020. The length of the MGE guarantee to the financial institution varies from one to ten years depending on the term of the underlying customer loan. The loan balances outstanding as of December 31, 2019, approximates the fair value of the energy-related equipment acting as collateral. MGE accounts for these agreements as secured borrowings.

As of December 31, 2019, the remaining contractual maturities of the chattel paper agreements were as follows:

(In thousands)	2020	2021	2022	2023	2024	Thereafter
Repurchase-to-Maturity Transactions:
Loans	$280	$267	$250	$181	$70	$119

h.

Regulatory Assets and Liabilities - MGE Energy and MGE.

Regulatory assets and regulatory liabilities are recorded consistent with regulatory treatment. Regulatory assets represent costs which are deferred due to the probable future recovery from customers through regulated rates. Regulatory liabilities represent the excess recovery of costs or accrued credits which were deferred because MGE believes it is probable such amounts will be returned to customers through future regulated rates. Regulatory assets and liabilities are amortized in the consolidated statements of income consistent with the recovery or refund included in customer rates. MGE believes it is probable that its recorded regulatory assets and liabilities will be recovered and refunded, respectively, in future rates. See Footnote 8 for further information.

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

Property, Plant, and Equipment - MGE Energy and MGE.

Property, plant, and equipment is recorded at original cost. Cost includes indirect costs consisting of payroll taxes, pensions, postretirement benefits, other fringe benefits, and administrative and general costs. Also, included in the cost is AFUDC for utility property and capitalized interest for nonregulated property. Additions for significant replacements of property are charged to property, plant, and equipment at cost; and minor items are charged to maintenance expense. Depreciation rates on utility property are approved by the PSCW, based on the estimated economic lives of property, and include estimates for salvage value and removal costs. Removal costs of utility property, less any salvage value, are adjusted through regulatory liabilities. Depreciation rates on nonregulated property are based on the estimated economic lives of the property.See Footnote 4 for further information.

Provisions at composite straight-line depreciation rates approximate the following percentages for the cost of depreciable property:

	2019	2018	2017
Electric(a)	3.6%	2.9%	3.0%
Gas	2.1%	2.1%	2.1%
Nonregulated	2.3%	2.3%	2.3%

(a) In the December 2018 rate settlement, the PSCW approved new depreciation rates for Columbia effective January 1, 2019.

k.

Asset Retirement Obligations - MGE Energy and MGE.

A liability is recorded for the fair value of an asset retirement obligation (ARO) to be recognized in the period in which it is incurred if it can be reasonably estimated. The offsetting associated asset retirement costs are capitalized as a long-lived asset and depreciated over the asset's useful life. The expected present value technique used to calculate the fair value of ARO liabilities includes assumptions about costs, probabilities, settlement dates, interest accretion, and inflation. Revisions to the assumptions, including the timing or amount of expected asset retirement costs, could result in increases or decreases to the AROs. All asset retirement obligations are recorded as "Other long-term liabilities" on the consolidated balance sheets. MGE has regulatory treatment and recognizes regulatory assets or liabilities for the timing differences between when it recovers legal AROs in rates and when it would recognize these costs. See Footnote 17 for further information.

l.

Repairs and Maintenance Expense - MGE Energy and MGE.

MGE utilizes the direct expensing method for planned major maintenance projects. Under this method, MGE expenses all costs associated with major planned maintenance activities as incurred.

m.

Purchased Gas Adjustment Clause - MGE Energy and MGE.

MGE's natural gas rates are subject to a fuel adjustment clause designed to recover or refund the difference between the actual cost of purchased gas and the amount included in rates. Differences between the amounts billed to customers and the actual costs recoverable are deferred and recovered or refunded in future periods by means of prospective monthly adjustments to rates. As of December 31, 2019 and 2018, MGE had over collected $1.9 million and $1.2 million, respectively. These amounts are included in "Regulatory liabilities – current" on the consolidated balance sheets.

n.

Revenue Recognition - MGE Energy and MGE.

Operating revenues are recorded as service is rendered or energy is delivered to customers. Meters are read on a systematic basis throughout the month based on established meter-reading schedules. At the end of the month, MGE accrues an estimate for the unbilled amount of energy delivered to customers. The unbilled revenue estimate is based on daily system demand volumes, weather factors, estimated line losses, estimated customer usage by class, and applicable customer rates.See Footnote 20 for further information.

o.

Utility Cost Recovery - MGE Energy and MGE.

MGE's tariff rates include a provision for fuel cost recovery. The PSCW allows Wisconsin utilities to defer electric fuel-related costs, less excess revenues, that fall outside a symmetrical cost tolerance band. Any over/under recovery of the actual costs in a given year is determined in the following year and is then reflected in future billings to electric retail customers. Over-collection of fuel-related costs that are outside the approved range will be recognized as a reduction of revenue. Prior to adoption of the new revenue recognition guidance, effective January 1, 2018, over-collected fuel-related costs were reflected in "Purchased power" expense. Under-collection of these costs will continue to be recognized in "Purchased power" expense in the consolidated statements of income of MGE Energy and MGE. The cumulative effects of these deferred amounts will be recorded in "Regulatory assets" or "Regulatory liabilities" on the consolidated balance sheets of MGE Energy and MGE until they are reflected in future billings to customers. See Footnote 9.b. for further information.

p.

Regional Transmission Organizations - MGE Energy and MGE.

MGE reports on a net basis transactions on the MISO markets in which it buys and sells power within the same hour to meet electric energy delivery requirements. This treatment resulted in a $75.6 million, a $90.3 million, and an $87.9 million reduction to sales to the market and purchase power expense for MISO markets for the years ended December 31, 2019, 2018, and 2017, respectively.

q.

Allowance for Funds Used During Construction - MGE Energy and MGE.

Allowance for funds used during construction is included in utility plant accounts and represents the cost of borrowed funds used during plant construction and a return on shareholder's capital used for construction purposes. In the consolidated income statements, the cost of borrowed funds (AFUDC-debt) is presented as an offset to "Interest expense" and the return on shareholder's capital

(AFUDC-equity funds) is shown as an item within "Other income." For 2019, as approved by the PSCW, MGE capitalized AFUDC-debt and equity on 50% of applicable average construction work in progress at 7%. For both 2018 and 2017, as approved by the PSCW, MGE capitalized AFUDC-debt and equity on 50% of applicable average construction work in progress at 7.87%. MGE received specific approval to recover 100% AFUDC on certain costs for Saratoga, Badger Hollow I, Two Creeks, its customer information and billing project, and on certain environmental costs for Columbia. These amounts are recovered under the ratemaking process over the service lives of the related properties. During 2019, 2018, and 2017, MGE recorded $0.8 million, $1.1 million, and $0.4 million, respectively, of AFUDC-debt. During 2019, 2018, and 2017, MGE recorded $2.3 million, $3.3 million, and $1.2 million, respectively, of AFUDC-equity.

r.

Investments - MGE Energy and MGE.

Investments in limited liability companies that have specific ownership accounts in which MGE Energy or MGE's ownership interest is more than minor and are considered to have significant influence are accounted for using the equity method. All other investments are carried at fair value, with changes in fair value recognized through net income.See Footnote 7 for further information.

s.

Capitalized Software Costs - MGE Energy and MGE.

Property, plant, and equipment includes the net book value of capitalized costs of internal use software totaling $24.6 million and $15.1 million as of December 31, 2019 and 2018, respectively. During 2018, MGE implemented new enterprise resource planning, human capital management, and work and asset management systems which were placed in service as of January 1, 2019. During 2019, 2018, and 2017, MGE recorded $5.1 million, $4.7 million, and $3.3 million, respectively, of amortization expense. Capitalized software costs are amortized on a straight-line basis over the estimated useful lives of the assets. The useful lives range from five to fifteen years.

t.

Capitalized Software Assets – Hosting Arrangements – MGE Energy and MGE.

The net book value of capitalized costs of internal use software incurred in a hosting arrangement was $14.7 million and $9.2 million as of December 31, 2019 and 2018, respectively. During 2018, MGE implemented new enterprise resource planning and human capital management systems which were placed in service as of January 1, 2019. As of December 31, 2019 and 2018, accumulated amortization expense was $1.4 million and $0.1 million, respectively. Capitalized software assets for hosted arrangements and the related accumulated amortization expense are recorded in "Other deferred assets and other" on the consolidated balance sheets.

During 2019 and 2018, MGE recorded $1.4 million and $ 0.1 million, respectively, of amortization expense related to software assets for hosted arrangements. During 2017, no amortization expense was recorded. These costs are recognized in "Other operations and maintenance" expense in the consolidated statements of income and are amortized on a straight-line basis over the term of the hosted contract, which includes renewable option periods. Software assets for hosted arrangements have terms ranging from five to ten years.

u.

Impairment of Long-Lived Assets - MGE Energy and MGE.

MGE reviews plant and equipment and other property for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. MGE's policy for determining when long-lived assets are impaired is to recognize an impairment loss if the sum of the expected future cash flows (undiscounted and without interest charges) from an asset are less than the carrying amount of that asset. If an impairment loss is recognized, the amount that will be recorded will be measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.There was no impairment of long-lived assets as of December 31, 2019, 2018, and 2017.

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

Regulatory and accounting principles have resulted in a regulatory liability related to income taxes. Excess deferred income taxes result from past taxes provided at customer rates higher than current rates. The income tax regulatory liability and deferred investment tax credit reflect the revenue requirement associated with the return of these tax benefits to customers.

Investment tax credits from regulated operations are amortized over related property service lives.

Excise taxes

MGE Energy, through its utility operations, pays a state license fee tax in lieu of property taxes on property used in utility operations. License fee tax is calculated as a percentage of adjusted operating revenues of the prior year. The electric tax rate is 3.19% for retail sales and 1.59% for sales of electricity for resale by the purchaser. The tax rate on sales of natural gas is 0.97%. The tax is required to be estimated and prepaid in the year prior to its computation and expensing. License fee tax expense, included in "Other general taxes," was $13.9 million, $14.4 million, and $14.1 million for the years ended December 31, 2019, 2018, and 2017, respectively.

Operating income taxes, including tax credits and license fee tax, are included in rates for utility related items.

w.

Share-Based Compensation - MGE Energy and MGE.

Under two separate incentive plans, eligible participants, including employees and non-employee directors, may receive performance units that entitle the holder to receive a cash payment equal to the value of a designated number of shares of MGE Energy's common stock, plus dividend equivalent payments thereon, at the end of a performance period set in the award. Under the plans, these awards are subject to a prescribed vesting schedule and must be settled in cash. Accordingly, no new shares of common stock are issued in connection with the plans.

On the grant date, the cost of the employee or director services received in exchange for a performance unit award is measured based on the current market value of MGE Energy common stock. The fair value of the awards is re-measured quarterly through the settlement date. Changes in fair value as well as the original grant are recognized as compensation cost.

See Footnote 12 for additional information regarding the plans.

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

If the derivative qualifies for regulatory deferral, the derivatives are marked to fair value and are offset with a corresponding regulatory asset or liability depending on whether the derivative is in a loss or gain position. Cash flows from such derivative instruments are classified on a basis consistent with the nature of the underlying hedged item.

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

The lease authoritative guidance became effective January 1, 2019. MGE Energy and MGE adopted the standard upon the effective date. In compliance with authorized transition guidance, MGE Energy and MGE began applying the new standard on January 1, 2019, but will continue to present periods prior to that date according to the previous authoritative standard. There was no material impact on the consolidated net income or cash flows. See Footnote 5 for further lease information.

3.

Variable Interest Entities - MGE Energy and MGE.

a.Consolidated Variable Interest Entities.

MGE Power Elm Road and MGE Power West Campus are not subsidiaries of MGE, but they have been consolidated in the financial statements of MGE. MGE Power Elm Road and MGE Power West Campus were created for the purpose of owning new generating assets and leasing those assets to MGE. MGE Power Elm Road's sole principal asset is an undivided ownership interest in two coal-fired generating plants (the Elm Road Units) located in Oak Creek, Wisconsin, which it leases to MGE pursuant to long-term leases. MGE Power West Campus's sole principal asset is the WCCF, which it leases to MGE pursuant to a long-term lease. Based on the nature and terms of the contractual agreements, MGE is expected to absorb a majority of the expected losses or residual value associated with the ownership of the generation assets by MGE Power Elm Road and Power West Campus and therefore MGE holds a variable interest despite the absence of an equity interest.

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

As of December 31, MGE has included the following significant accounts on its consolidated balance sheets related to its interest in these VIEs:

	MGE Power Elm Road		MGE Power West Campus
(In thousands)	2019	2018	2019	2018
Property, plant, and equipment, net	$170,763	$173,464	$79,473	$81,273
Construction work in progress	468	530	309	478
Affiliate receivables	-	-	3,600	3,707
Accrued interest and accrued (prepaid) taxes	1,364	533	(160)	(23)
Deferred income taxes	30,621	30,595	14,363	14,222
Long-term debt(a)	54,207	56,806	39,627	41,496
Noncontrolling interest	97,172	97,519	43,131	43,935

(a)MGE Power Elm Road's long-term debt includes debt issuance costs of $0.4 million and $0.5 million as of December 31, 2019 and 2018, respectively. The debt is secured by a collateral assignment of lease payments that MGE makes to MGE Power Elm Road for use of the Elm Road Units pursuant to the related long-term leases. MGE Power West Campus's long-term debt includes debt issuance costs of $0.1 million as of December 31, 2019 and 2018. The debt is secured by a collateral assignment of lease payments that MGE makes to MGE Power West Campus for use of the cogeneration facility pursuant to the long-term lease. See Footnote 14 for further information on the long-term debt securities.

MGE is permitted by PSCW order to recover lease payments made to MGE Power Elm Road and MGE Power West Campus in customer rates.

b.Other Variable Interest Entities.

MGE has a variable interest in entities through purchase power agreements relating to purchased energy from the facilities covered by the agreements. As of December 31, 2019 and 2018, MGE had 13 megawatts and 11 megawatts, respectively, of capacity available under these agreements. MGE evaluated the variable interest entities for possible consolidation. The interest holder is considered the primary beneficiary of the entity and is required to consolidate the entity if the interest holder has the power to direct the activities that most significantly impact the economics of the variable interest entity. MGE examined qualitative factors such as the length of the remaining term of the contracts compared with the remaining lives of the plants, who has the power to direct the operations and maintenance of the facilities, and other factors, and determined MGE is not the primary beneficiary of the variable interest entities. There is no significant potential exposure to loss as a result of involvement with these variable interest entities.

4.

Property, Plant, and Equipment - MGE Energy and MGE.

Property, plant, and equipment consisted of the following as of December 31:

	MGE Energy		MGE
(In thousands)	2019	2018	2019	2018
Utility:
Electric(a)(b)	$1,480,684	$1,310,421	$1,480,701	$1,310,438
Gas	472,123	442,581	472,134	442,593
Total utility plant	1,952,807	1,753,002	1,952,835	1,753,031
Less: Accumulated depreciation and amortization(b)	674,251	639,486	674,251	639,486
In-service utility plant, net	1,278,556	1,113,516	1,278,584	1,113,545
Nonregulated:
Nonregulated	323,266	322,855	323,266	322,855
Less: Accumulated depreciation and amortization	71,623	66,605	71,623	66,605
In-service nonregulated plant, net	251,643	256,250	251,643	256,250
Construction work in progress:
Utility construction work in progress(a)(b)(c)	111,707	138,663	111,707	138,663
Nonregulated construction work in progress	777	1,008	777	1,008
Total property, plant, and equipment	$1,642,683	$1,509,437	$1,642,711	$1,509,466

(a)

In December 2017, the PSCW authorized construction of a 66 MW wind farm, consisting of 33 turbines, located near Saratoga, Iowa. The project was placed in service in February 2019. Total capitalized expenditures of the project were $107.9 million,including $4.1 million of AFUDC. MGE received specific approval to recover 100% AFUDC on the project.

(b)As of December 31, 2018, MGE has classified $3.1 million of Columbia assets as held-for-sale on the consolidated balance sheets related to the partial sale of plant assets to WPL. See Footnote 6.a. for further discussion.

(c)2019 includes construction expenditures for Badger Hollow I and Two Creeks. See Footnote 6 for further information.

MGE's utility plant is subject to the lien of its Indenture of Mortgage and Deed of Trust. As of December 31, 2019 and 2018, there was $1.2 million of bonds outstanding under that indenture. See Footnote 14 for further discussion of the mortgage indenture and the entitlement of certain senior notes to be equally and ratably secured if MGE issues additional first mortgage bonds.

5.

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

Operating lease assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. For leases that do not provide an implicit rate, a collateralized incremental borrowing rate based on the information available at commencement date, including lease term, is used in determining the present value of future payments. The operating lease asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. Operating lease expense is recognized on a straight-line basis over the lease term. MGE has regulatory treatment and recognizes regulatory assets or liabilities for timing differences between when net lease costs are recorded and when costs are recognized. As of December 31, 2019, MGE has no significant leases not yet commenced that would create significant future rights and obligations.

The following table shows lease expense for the year ended December 31, 2019:

(In thousands)		Income Statement Location
Finance lease expense:
Amortization of leased assets	$1,524	Depreciation and amortization
Interest on lease liabilities	792	Interest expense, net
Operating lease expense	144	Other operations and maintenance
Total lease expense	$2,460

The following table shows the lease assets and liabilities on the consolidated balance sheet as of December 31, 2019:

(In thousands)		Balance Sheet Location
Lease assets:
Finance lease assets	$15,895	Property, plant, and equipment, net
Operating lease assets	671	Other deferred assets and other
Total lease assets	$16,566
Lease liabilities:
Finance lease liabilities - current	$888	Other current liabilities
Finance lease liabilities - long-term	17,379	Finance lease liabilities
Operating lease liabilities - current	203	Other current liabilities
Operating lease liabilities - long-term	496	Other deferred liabilities and other
Total lease liabilities	$18,966

The following table shows other lease information for the year ended December 31, 2019:

(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Finance leases - Financing cash flows	$945
Finance leases - Operating cash flows	792
Operating leases - Operating cash flows	134
Lease assets obtained in exchange for lease liabilities:
Finance leases	12,101
Operating leases	657

The following table shows the weighted average remaining lease terms and discounts as of December 31, 2019:

Weighted-average remaining lease terms (in years):
Finance leases	39
Operating leases	15
Weighted-average discount rates:
Finance leases	4.37%
Operating leases	3.32%

The following table shows maturities of lease liabilities as of December 31, 2019:

(In thousands)	Finance	Operating
2020	$1,649	$223
2021	1,434	154
2022	1,315	87
2023	1,233	12
2024	774	12
Thereafter	40,542	461
Subtotal	46,947	949
Less: Present value discount	(28,680)	(250)
Lease Liability	$18,267	$699

The following table shows maturities of lease liabilities as of December 31, 2018:

(In thousands)	2019	2020	2021	2022	2023	Thereafter
Minimum lease payments	$1,646	$1,371	$1,095	$989	$975	$22,707

6.Joint Plant Ownership - MGE Energy and MGE.

a.Columbia.

MGE and two other utilities jointly own Columbia, a coal-fired generating facility located in Portage, Wisconsin, which, as of December 31, 2019, accounts for 29% (217 MW) of MGE's net summer rated capacity. Power from this facility is shared in proportion to each company's ownership interest. As of December 31, 2019, MGE had a 19.1% ownership interest in Columbia. The other owners are WPL, which operates Columbia and is the majority owner, and WPSC. MGE's share of fuel, operating, and maintenance expenses for Columbia was $32.6 million, $36.5 million, and $36.2 million for the years ended December 31, 2019, 2018, and 2017, respectively.

Each owner provides its own financing and reflects its respective portion of facilities and operating costs in its financial statements.

MGE's interest in Columbia's gross utility plant in service, and the related accumulated depreciation reserves as of December 31 were as follows:

(In thousands)	2019	2018
Utility plant	$291,997	$292,157
Accumulated depreciation	(105,778)	(94,766)
Property, plant, and equipment, net	186,219	197,391
Construction work in progress	1,777	2,021
Total property, plant, and equipment	$187,996	$199,412

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

During 2018, MGE accrued $3.1 million of foregone capital expenditures as part of the ownership transfer agreement with WPL. MGE made no accrual for foregone capital expenditures during 2019. As of December 31, 2018, MGE classified $3.1 million of Columbia assets as held-for-sale on the consolidated balance sheets. As of December 31, 2019, there were no assets held-for-sale on the consolidated balance sheets. In January 2019, MGE reduced its ownership interest in Columbia from 19.4% to 19.1%.

b.Elm Road.

MGE Power Elm Road owns an 8.33% ownership interest in each of two 615 MW coal-fired generating units in Oak Creek, Wisconsin, which, as of December 31, 2019, accounts for 14% (105 MW) of MGE's net summer rated capacity. Unit 1 entered commercial operation on February 2, 2010. Unit 2 entered commercial operation on January 12, 2011. MGE Power Elm Road's sole principal asset is that ownership interest in those generating units. MGE Power Elm Road's interest in the Elm Road Units is leased to MGE pursuant to long-term leases.

The remainder of the ownership interest in the Elm Road Units is held by two other entities, one of which is also responsible for the Units' operation. Each owner provides its own financing and reflects its respective portion of the facility and costs in its financial statements. MGE's share of fuel, operating, and maintenance expenses for the Elm Road Units was $19.7 million, $17.6 million, and $17.3 million for the years ended December 31, 2019, 2018, and 2017, respectively. MGE Power Elm Road's interest in the portion of the Elm Road Units in-service and the related accumulated depreciation reserves as of December 31 were as follows:

(In thousands)	2019	2018
Nonregulated plant	$207,834	$207,361
Accumulated depreciation	(37,071)	(33,897)
Property, plant, and equipment, net	170,763	173,464
Construction work in progress	468	530
Total property, plant, and equipment	$171,231	$173,994

c.Forward Wind.

In April 2018, MGE, along with two other utilities, purchased the Forward Wind Energy Center (Forward Wind), which consists of 86 wind turbines located in Wisconsin. The aggregate purchase price was approximately $174 million, of which MGE's proportionate share was 12.8%, or approximately $23 million. The purchase of Forward Wind replaced an existing purchase power agreement, under which MGE purchased 12.8% of the facility's energy output. MGE's proportionate share of Forward Wind's total capacity is 18 MW.

Each owner provides its own financing and reflects its respective portion of facilities and operating costs in its financial statements. MGE's share of operating and maintenance expenses for Forward Wind was $0.6 million for the year ended December 31, 2018, which was deferred as a regulatory asset in 2018. This amount was recovered in rates and recognized as operating and maintenance expenses in 2019. MGE's share of operating and maintenance expenses for Forward Wind was $0.6 million for the year ended December 31, 2019. MGE's interest in the portion of Forward Wind's utility plant in service and the related accumulated depreciation reserves as of December 31 were as follows:

(In thousands)	2019	2018
Utility plant	$34,054	$33,929
Accumulated depreciation	(13,413)	(12,530)
Property, plant, and equipment, net	20,641	21,399
Construction work in progress	45	67
Total property, plant, and equipment	$20,686	$21,466

d.WCCF.

MGE Power West Campus and the UW jointly own the West Campus Cogeneration Facility (WCCF) located on the UW campus in Madison, Wisconsin. MGE Power West Campus owns 55% of the facility, and the UW owns 45% of the facility. The UW owns a controlling interest in the chilled-water and steam plants, which are used to meet the needs for air-conditioning and steam-heat capacity for the UW campus. MGE Power West Campus owns a controlling interest in the electric generation plant, which is leased and operated by MGE.

Each owner provides its own financing and reflects its respective portion of the facility and operating costs in its financial statements. MGE Power West Campus' interest in WCCF and the related accumulated depreciation reserves as of December 31 were as follows:

(In thousands)	2019	2018
Nonregulated plant	$113,259	$113,328
Accumulated depreciation	(33,786)	(32,055)
Property, plant, and equipment, net	79,473	81,273
Construction work in progress	309	478
Total property, plant, and equipment	$79,782	$81,751

Operating charges are allocated to the UW based on formulas contained in the operating agreement. Under the provisions of this arrangement, the UW is required to reimburse MGE for their allocated portion of fuel and operating expenses. For the years ended December 31, 2019, 2018, and 2017, the UW allocated share of fuel and operating costs was $6.6 million, $6.3 million, and $5.3 million, respectively.

e.Two Creeks.

In May 2019, MGE acquired a 33% ownership interest in a 150 MW solar generation array to be constructed in the Town of Two Creeks and the City of Two Rivers in Manitowoc and Kewaunee Counties, Wisconsin. MGE's sole principal asset will be the 33% undivided ownership interest in the solar generation facility, which is being constructed. The estimated share of capital costs for MGE's ownership interest is approximately $65 million (excluding AFUDC).

As of December 31, 2019, $43.9 million (excluding AFUDC) related to this project is reflected in "Construction work in progress" on the consolidated balance sheets. The project is anticipated to be completed by the end of 2020. MGE received specific approval to recover 100% AFUDC on the project. After tax, MGE has recognized $1.4 million in AFUDC equity related to this project for the year ended December 31, 2019.

f.Badger Hollow I.

In July 2019, MGE acquired a 33% ownership interest in a 150 MW solar generation array to be constructed in southwestern Wisconsin in Iowa County, near the villages of Montfort and Cobb. MGE's sole principal asset will be the 33% undivided ownership interest in the solar generation facility which is being constructed. The estimated share of capital costs for MGE's ownership interest is approximately $65 million (excluding AFUDC).

As of December 31, 2019, $18.7 million (excluding AFUDC) related to this project is reflected in "Construction work in progress" on the consolidated balance sheets. The project is anticipated to be completed by the end of 2020. MGE received specific approval to recover 100% AFUDC on the project. After tax, MGE has recognized $0.3 million in AFUDC equity related to this project for the year ended December 31, 2019.

7.

Investments - MGE Energy and MGE.

a.Equity Securities, Equity Method Investments, and Other Investments.

	MGE Energy		MGE
(In thousands)	2019	2018	2019	2018
Equity securities	$14,546	$9,363	$209	$388
Equity method investments:
ATC and ATC Holdco	71,609	66,313	-	-
Other	39	26	-	-
Total equity method investments	71,648	66,339	-	-
Other investments	2,298	2,298	-	-
Total	$88,492	$78,000	$209	$388

MGE Energy's and MGE's equity securities represent publicly traded securities and private equity investments in common stock of companies in various industries.

During the years ended December 31, 2019, 2018, and 2017, certain investments were liquidated. As a result of these liquidations, MGE Energy and MGE received the following:

	MGE Energy			MGE
(In thousands)	2019	2018	2017	2019	2018	2017
Cash proceeds	$216	$960	$677	$2	$3	$-
Gain (loss) on sale	580	476	522	(343)	3	-

b.ATC and ATC Holdco.

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

As of December 31, 2019 and 2018, MGE Transco held a 3.6% ownership interest in ATC. As of December 31, 2019 and 2018, MGEE Transco held a 4.4% ownership interest in ATC Holdco.

MGE Transco and MGEE Transco have accounted for their investment in ATC and ATC Holdco, respectively, under the equity method of accounting.

For the years ended December 31, 2019, 2018, and 2017, MGE Transco recorded the following:

(In thousands)	2019	2018	2017
Equity earnings from investment in ATC	$9,889	$8,821	$10,125
Dividends received from ATC(a)	7,347	4,611	9,078
Capital contributions to ATC	3,018	2,841	3,551

(a)MGE Transco recorded a $2.3 million dividend receivable from ATC as of December 31, 2017. A cash dividend was received in January of 2018.

ATC Holdco was formed in December 2016. In the near term, it is expected that ATC Holdco will be pursuing transmission development opportunities that typically have long development and investment lead times before becoming operational. In 2019, 2018, and 2017, MGEE Transco recorded capital contributions of $0.1 million, $0.3 million, and $2.9 million, respectively, to ATC Holdco.

ATC's summarized financial data is as follows:

(In thousands)
Income statement data for the year ended December 31,	2019	2018	2017
Operating revenues	$744,371	$690,510	$721,672
Operating expenses	(373,527)	(358,703)	(346,308)
Other income	48	2,405	7,402
Interest expense, net	(110,490)	(110,725)	(110,138)
Earnings before members' income taxes	$260,402	$223,487	$272,628

Balance sheet data as of December 31,	2019	2018
Current assets	$84,635	$87,250
Noncurrent assets	5,244,220	4,928,793
Total assets	$5,328,855	$5,016,043

Current liabilities	$502,601	$640,040
Long-term debt	2,312,799	2,013,997
Other noncurrent liabilities	298,828	295,281
Members' equity	2,214,627	2,066,725
Total members' equity and liabilities	$5,328,855	$5,016,043

During 2019, 2018, and 2017, MGE recorded $30.4 million, $29.0 million, and $29.2 million, respectively, for transmission services received from ATC. MGE also provides a variety of operational, maintenance, and project management work for ATC, which is reimbursed by ATC. As of December 31, 2019 and 2018, MGE had a receivable due from ATC of $1.6 million and $0.1 million, respectively. The 2019 receivable includes expenditures to fund transmission infrastructure upgrades at Badger Hollow I and Two Creeks. MGE will be reimbursed for these costs after the new generation assets have been placed into service.

8.

Regulatory Assets and Liabilities - MGE Energy and MGE.

The following regulatory assets and liabilities are reflected in MGE's consolidated balance sheets as of December 31:

(In thousands)	2019	2018
Regulatory Assets
Asset retirement obligation	$10,756	$9,199
Debt related costs	8,885	9,288
Deferred pension and other postretirement costs	6,216	-
Derivatives	26,875	31,830
Leases	2,400	59
Tax recovery related to AFUDC equity	7,060	6,482
Unfunded pension and other postretirement liability	83,214	96,030
Other	340	2,013
Total Regulatory Assets	$145,746	$154,901

Regulatory Liabilities
Deferred fuel savings	$1,794	$9,504
Elm Road	2,322	2,515
Income taxes	129,528	135,449
Non-ARO removal costs	26,543	19,891
Pension and other postretirement service costs	4,499	3,669
Purchased gas adjustment	1,864	1,186
Renewable energy credits	558	700
Transmission	6,019	5,476
Other	1,066	1,074
Total Regulatory Liabilities	$174,193	$179,464

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

Asset Retirement Obligation

See Footnote 17 for a discussion of asset retirement obligations.

Debt Related Costs

This balance includes debt issuance costs of extinguished debt and other debt related expenses, including make-whole premiums paid on redemptions of long-term debt. The PSCW has allowed rate recovery on unamortized issuance costs for extinguished debt facilities. When the facility replacing the old facility is deemed by the PSCW to be more favorable for the ratepayers, the PSCW will allow rate recovery of any unamortized issuance costs related to the old facility. These amounts are recovered over the term of the new facility.

Deferred Pension and Other Postretirement Costs

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

Derivatives

MGE has physical and financial contracts that are accounted for as derivatives. The amounts recorded for the net mark-to-market value of the commodity based contracts is offset with a corresponding regulatory asset or liability because these transactions are part of the PGA or fuel rules clause authorized by the PSCW. A significant portion of the recorded amount is related to a purchased power agreement that provides MGE with firm capacity and energy during a base term that began on June 1, 2012, and ends on May 31, 2022. See Footnote 18 for further discussion.

Leases

As part of its regular operations, MGE enters into various contracts related to IT equipment, substations, cell towers, land, wind easements, and other property in use for operations. Leases with initial terms in excess of 12 months are recorded as operating or financing leases on the consolidated balance sheets. MGE has regulatory treatment and recognizes regulatory assets or liabilities for timing differences between when net lease costs are recorded and when costs are recognized. See Footnote 5 for further information.

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

Unfunded Pension and Other Postretirement Liability

MGE is required to recognize the unfunded or funded status of defined benefit pension and other postretirement pension plans as a net liability or asset on the balance sheet with an offset to a regulatory asset or liability. The unfunded status represents future expenses that are expected to be recovered in rates. See Footnote 11 for further discussion.

Deferred Fuel Savings

The fuel rules require the PSCW and Wisconsin utilities to defer electric fuel-related costs that fall outside a symmetrical cost tolerance band. Any over- or under-recovery of the actual costs is determined on an annual basis and is adjusted in future billings to electric retail customers. See Footnote 9.b. for further discussion.

Elm Road

Costs associated with Elm Road are estimated in MGE's rates and include costs for lease payments, management fees, community impact mitigation, and operating costs. Costs are collected in rates over a one to two-year period. The current accounting treatment for these costs allows MGE to reflect any differential between costs reflected in rates and actual costs incurred in its next rate filing.

Income Taxes

Excess deferred income taxes result from a decrease in tax rates subsequent to ratemaking settlements. The settlements were reached using tax rates that are higher than the currently applicable rates, and MGE is required to return these tax benefits to customers. The regulatory liability and deferred investment tax credit reflects the revenue requirement associated with the return of these tax benefits to customers.

Changes in income taxes are generally passed through in customer rates for the regulated utility. The one-time 2017 impact on timing differences related to income taxes passed through to customer rates of the Tax Act was recorded as a regulatory liability. The amount and timing of the cash impacts will depend on the period over which certain income tax benefits are provided to customers, which will be subject to review by the PSCW. A portion of the regulatory liability will be returned to customers based on a mandated timeframe dictated by applicable tax laws. See Footnote 9.c. for further information.

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

Pension and Other Postretirement Service Costs

The FASB issued authoritative guidance within the codification's Compensation-Retirement Benefits topic that only allows the service cost component of net periodic benefit cost to be eligible for capitalization within the consolidated balance sheets. Under the current rate structure, non-service cost components of net periodic benefit cost are being recovered as a component of depreciation expense. MGE has regulatory treatment and recognizes regulatory assets or liabilities for timing differences between when net periodic benefit costs are recovered and when costs are recognized. See Footnote 11 for further discussion.

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

9.

Rate Matters - MGE Energy and MGE.

a.Rate Proceedings.

In December 2018, the PSCW approved a settlement agreement between MGE and intervening parties in the then pending rate case. The settlement decreased electric rates by 2.24%, or $9.2 million, in 2019. MGE will maintain this rate level for 2020, with the exception that MGE's electric rates were adjusted by the 2020 Fuel Cost Plan. The decrease in electric rates reflects the ongoing impacts of the Tax Act. Lower fuel costs and an increase in rate base from renewable generation assets further impacted the rate change. In 2020, electric rates will decrease 0.84%, or $3.4 million, as approved by the PSCW in December 2019 in the 2020 Fuel Cost Plan. The settlement agreement increased gas rates by 1.06%, or $1.7 million, in 2019 and 1.46%, or $2.4 million, in 2020. The gas increase covers infrastructure costs. It also reflects the impacts of the Tax Act. The return on common stock equity for 2019 and 2020 is 9.8% based on a capital structure consisting of 56.6% common equity in 2019 and 56.1% common equity in 2020.

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

b.Fuel Rules.

Fuel rules require the PSCW and Wisconsin utilities to defer electric fuel-related costs that fall outside a symmetrical cost tolerance band around the amount approved for a utility in its annual fuel proceedings. Any over- or under-recovery of the actual costs is determined in the following year and is then reflected in future billings to electric retail customers. The fuel rules bandwidth is currently set at plus or minus 2%. Under fuel rules, MGE would defer costs, less any excess revenues, if its actual electric fuel costs exceeded 102% of the electric fuel costs allowed in its latest rate order. Excess revenues are defined as revenues in the year in question that provide MGE with a greater return on common equity than authorized by the PSCW in MGE's latest rate order. Conversely, MGE is required to defer the benefit of lower costs if actual electric fuel costs were less than 98% of the electric fuel costs allowed in that order. These costs are subject to the PSCW's annual review of fuel costs completed in the year following the deferral.

The PSCW issued final decisions in the 2018, 2017, and 2016 fuel rules proceedings for MGE to refund additional fuel savings incurred to its retail electric customers over a one-month period. MGE returned $9.5 million, $4.2 million, and $6.2 million of electric fuel-related savings in October 2019, 2018, and 2017, respectively. There was no change to the refund in the fuel rules proceedings from the amount MGE deferred in the previous respective years.

In December 2017, the PSCW approved a surcharge for 2018 electric fuel-related costs. The surcharge increased electric retail revenue in 2018 by $0.5 million or 0.13%.

As of December 31, 2019, MGE has deferred $1.5 million of 2019 fuel-related savings. These costs will be subject to the PSCW's annual review of 2019 fuel costs, expected to be completed in 2020.

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

10.

Income Taxes.

a.MGE Energy and MGE Income Taxes.

MGE Energy files a consolidated federal income tax return that includes the operations of all subsidiary companies. The subsidiaries calculate their respective federal income tax provisions as if they were separate taxable entities.

On a consolidated and separate company basis, the income tax provision consists of the following provision (benefit) components for the years ended December 31:

	MGE Energy			MGE
(In thousands)	2019	2018	2017	2019	2018	2017
Current payable:
Federal	$8,017	$18,622	$21,125	$7,616	$19,926	$21,512
State	4,647	5,163	5,129	4,608	5,704	5,316
Net-deferred:
Federal	3,510	120	(8,346)	2,242	(2,563)	(11,195)
State	3,702	3,629	4,264	3,044	2,494	3,435
Amortized investment tax credits	(92)	(100)	(78)	(92)	(100)	(78)
Total income tax provision	$19,784	$27,434	$22,094	$17,418	$25,461	$18,990

The consolidated income tax provision differs from the amount computed by applying the statutory federal income tax rate to income before income taxes, as follows:

	MGE Energy			MGE
	2019	2018	2017	2019	2018	2017
Statutory federal income tax rate	21.0%	21.0%	35.0%	21.0%	21.0%	35.0%
State income taxes, net of federal benefit	6.2	6.3	5.1	6.1	6.2	5.1
Amortized investment tax credits	(0.1)	(0.1)	-	(0.1)	(0.1)	-
Credit for electricity from wind energy(a)	(5.7)	(0.3)	(1.6)	(6.2)	(0.4)	(1.7)
Domestic manufacturing deduction	-	-	(1.4)	-	-	(1.5)
AFUDC equity, net	(0.3)	(0.6)	(0.2)	(0.3)	(0.5)	(0.2)
Federal income tax rate reduction	-	-	(18.1)	-	-	(19.3)
Amortization of utility excess deferred tax(b)	(2.4)	(1.8)	-	(2.7)	(2.0)	-
Other, net, individually insignificant	(0.1)	0.1	(0.3)	(0.1)	0.2	(0.4)
Effective income tax rate	18.6%	24.6%	18.5%	17.7%	24.4%	17.0%

(a)Saratoga became operational in February 2019.

(b)Included are impacts of the Tax Cuts and Jobs Act for the regulated utility for excess deferred taxes recognized using a normalization method of accounting. For the years ended December 31, 2019 and 2018, MGE recognized $2.6 million and $2.1 million, respectively. The amount and timing of the cash impacts will depend on the period over which certain income tax benefits are provided to customers, as determined by the PSCW.

The significant components of deferred tax liabilities (assets) that appear on the consolidated balance sheets as of December 31 are as follows:

	MGE Energy		MGE
(In thousands)	2019	2018	2019	2018
Deferred tax assets
Investment in ATC	$22,576	$23,638	$-	$-
Accrued expenses	15,901	15,385	15,890	15,385
Pension and other postretirement benefits	30,968	34,914	30,968	34,914
Deferred tax regulatory account	35,493	37,121	35,493	37,121
Derivatives	7,351	8,861	7,351	8,861
Leases	5,167	-	5,167	-
Other	12,540	15,137	12,593	15,185
Gross deferred income tax assets	129,996	135,056	107,462	111,466
Less valuation allowance	(86)	(86)	(86)	(86)
Net deferred income tax assets	$129,910	$134,970	$107,376	$111,380

Deferred tax liabilities
Property-related	$245,083	$244,114	$245,083	$244,114
Investment in ATC	51,569	50,771	-	-
Bond transactions	657	765	657	765
Pension and other postretirement benefits	45,683	47,644	45,683	47,644
Derivatives	7,351	8,861	7,351	8,861
Tax deductible prepayments	9,078	6,014	9,051	6,014
Leases	5,167	-	5,167	-
Other	8,624	8,753	8,425	8,598
Gross deferred income tax liabilities	373,212	366,922	321,417	315,996
Deferred income taxes	$243,302	$231,952	$214,041	$204,616

The state valuation allowance reduces MGE Energy's and MGE's deferred tax assets for state carryforward losses to estimated realizable value due to the uncertainty of future income estimates in various state tax jurisdictions. For tax purposes, as of December 31, 2019, both MGE Energy and MGE had approximately $1.4 million of state tax net operating loss deductions subject to a valuation allowance that expire between 2020 and 2023 if unused.

b.Accounting for Uncertainty in Income Taxes - MGE Energy and MGE.

The difference between the tax benefit amount taken on prior year tax returns, or expected to be taken on a current year tax return, and the tax benefit amount recognized in the financial statements is accounted for as an unrecognized tax benefit.

A tabular reconciliation of unrecognized tax benefits and is as follows:

(In thousands)
Unrecognized Tax Benefits:	2019	2018	2017
Unrecognized tax benefits, January 1,	$1,949	$1,924	$2,487
Additions based on tax positions related to the current year	741	425	552
Additions based on tax positions related to the prior years	84	272	19
Reductions based on tax positions related to the prior years	(681)	(672)	(1,134)
Unrecognized tax benefits, December 31,	$2,093	$1,949	$1,924

(In thousands)
Interest on Unrecognized Tax Benefits:	2019	2018	2017
Accrued interest on unrecognized tax benefits, January 1,	$191	$165	$388
Reduction in interest expense on uncertain tax positions	(137)	(136)	(312)
Interest expense on uncertain tax positions	122	162	89
Accrued interest on unrecognized tax benefits, December 31,	$176	$191	$165

Unrecognized tax benefits are classified with "Other deferred liabilities" on the consolidated balance sheets. The interest component recoverable in rates is offset by a regulatory asset.

As of December 31, 2019, 2018, and 2017, unrecognized tax benefits primarily related to temporary tax differences associated with the change in income tax method of accounting for electric generation and electric and gas distribution repairs. In addition, as of December 31, 2019 and 2017, unrecognized tax benefits relating to permanent differences and tax credits was less than $0.1 million. As of December 31, 2018, unrecognized tax benefits relating to permanent differences and tax credits was $0.3 million.

The unrecognized tax benefits as of December 31, 2019, are not expected to significantly increase or decrease within the next twelve months. In addition, statutes of limitations will expire for MGE Energy and MGE tax returns. The impact of the statutes of limitations expiring is not anticipated to be material.

The following table shows tax years that remain subject to examination by major jurisdiction:

Taxpayer	Open Years
MGE Energy and consolidated subsidiaries in federal return	2016 through 2019
MGE Energy Wisconsin combined reporting corporation return	2017 through 2019

11.

Pension Plans and Other Postretirement Benefits - MGE Energy and MGE.

MGE maintains qualified and nonqualified pension plans, health care, and life insurance benefits, and defined contribution 401(k) benefit plans for its employees and retirees. MGE's costs for the 401(k) plans were $4.4 million, $3.9 million, and $3.5 million for the years ended December 31, 2019, 2018, and 2017, respectively. A measurement date of December 31 is utilized for all pension and postretirement benefit plans.

All employees hired after December 31, 2006, have been enrolled in the defined contribution pension plan rather than the defined benefit pension plan previously in place.

a.Benefit Obligations and Plan Assets.

(In thousands)	Pension Benefits		Other Postretirement Benefits
Change in Benefit Obligations:	2019	2018	2019	2018
Net benefit obligation at beginning of year	$360,288	$391,269	$75,161	$82,290
Service cost	4,692	5,723	1,110	1,283
Interest cost	14,302	12,859	2,893	2,612
Plan participants' contributions	-	-	969	950
Actuarial loss (gain)(a)	47,671	(34,439)	5,045	(7,555)
Gross benefits paid	(16,302)	(15,124)	(4,497)	(4,623)
Less: federal subsidy on benefits paid(b)	-	-	220	204
Benefit obligation at end of year	$410,651	$360,288	$80,901	$75,161

Change in Plan Assets:
Fair value of plan assets at beginning of year	$323,780	$361,651	$42,521	$48,470
Actual return on plan assets	76,766	(24,485)	9,277	(2,780)
Employer contributions	1,789	1,738	619	504
Plan participants' contributions	-	-	969	950
Gross benefits paid	(16,302)	(15,124)	(4,497)	(4,623)
Fair value of plan assets at end of year	386,033	323,780	48,889	42,521
Funded Status as of December 31	$(24,618)	$(36,508)	$(32,012)	$(32,640)

(a)In 2019, lower discount rates were the main driver of the actuarial loss. However, in 2018, higher discount rates were the main driver of the actuarial gain.

(b)In 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 was signed into law authorizing Medicare to provide prescription drug benefits to retirees. For the years ended December 31, 2019 and 2018, the subsidy due to MGE was $0.2 million.

The accumulated benefit obligation for the defined benefit pension plans as of December 31, 2019 and 2018, was $383.0 million and $335.8 million, respectively.

The amounts recognized in the consolidated balance sheets to reflect the funded status of the plans as of December 31 are as follows:

	Pension Benefits		Other Postretirement Benefits
(In thousands)	2019	2018	2019	2018
Long-term asset	$13,630	$-	$-	$-
Current liability	(1,688)	(1,732)	-	-
Long-term liability	(36,560)	(34,776)	(32,012)	(32,640)
Net liability	$(24,618)	$(36,508)	$(32,012)	$(32,640)

The following table shows the amounts that have not yet been recognized in our net periodic benefit cost as of December 31 and are recorded as regulatory assets in the consolidated balance sheets:

	Pension Benefits		Other Postretirement Benefits
(In thousands)	2019	2018	2019	2018
Net actuarial loss	$79,290	$92,978	$8,659	$10,569
Prior service benefit	(268)	(385)	(4,484)	(7,153)
Transition obligation	-	-	17	21
Total	$79,022	$92,593	$4,192	$3,437

The projected benefit obligation and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets were as follows:

(In thousands)	Pension Benefits
Projected Benefit Obligation in Excess of Plan Assets	2019	2018
Projected benefit obligation, end of year	$38,247	$360,288
Fair value of plan assets, end of year	-	323,780

The accumulated benefit obligation and fair value of plan assets for pension plans with an accumulated benefit obligation in excess of plan assets were as follows:

(In thousands)	Pension Benefits
Accumulated Benefit Obligation in Excess of Plan Assets	2019	2018
Accumulated benefit obligation, end of year	$35,798	$31,200
Fair value of plan assets, end of year	-	-

b.Net Periodic Benefit Cost.

(In thousands)	Pension Benefits			Other Postretirement Benefits
Components of Net Periodic Benefit Cost:	2019(a)	2018	2017	2019(a)	2018	2017
Service cost	$4,692	$5,723	$5,383	$1,110	$1,283	$1,231
Interest cost	14,302	12,859	12,625	2,893	2,612	2,666
Expected return on assets	(22,786)	(26,241)	(22,963)	(2,723)	(3,232)	(2,887)
Amortization of:
Transition obligation	-	-	-	3	3	3
Prior service (credit) cost	(117)	(44)	(17)	(2,669)	(2,669)	(2,669)
Actuarial loss	7,379	5,278	6,352	401	488	660
Net periodic benefit cost (credit)	$3,470	$(2,425)	$1,380	$(985)	$(1,515)	$(996)

(a)MGE has deferred approximately $6.2 million of pension and other postretirement costs. The impact of the deferral has not been reflected in the table above. See Footnote 8 for further information.

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

c.Plan Assumptions.

The weighted-average assumptions used to determine the benefit obligations were as follows for the years ended December 31:

	Pension Benefits		Other Postretirement Benefits
	2019	2018	2019	2018
Discount rate	3.42%	4.32%	3.30%	4.24%
Rate of compensation increase	3.21%	3.20%	N/A	N/A
Assumed health care cost trend rates:
Health care cost trend rate assumed for next year	N/A	N/A	6.00%	6.25%
Rate to which the cost trend rate is assumed to
decline (the ultimate trend rate)	N/A	N/A	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	N/A	N/A	2024	2024

MGE uses individual spot rates, instead of a weighted average of the yield curve spot rates, for measuring the service cost and interest cost components of net periodic benefit cost.

The weighted-average assumptions used to determine the net periodic cost were as follows for the years ended December 31:

	Pension Benefits			Other Postretirement Benefits
	2019	2018	2017	2019	2018	2017
Discount rate	4.32%	3.73%	4.30%	4.24%	3.60%	4.09%
Expected rate of return on plan assets	7.20%	7.40%	7.40%	6.72%	6.94%	6.80%
Rate of compensation increase	3.25%	3.72%	3.76%	N/A	N/A	N/A

The assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. The following table shows how an assumed 1% increase or 1% decrease in health care cost trends could impact postretirement benefits in 2019 dollars:

(In thousands)	1% Increase	1% Decrease
Effect on other postretirement benefit obligation	$674	$(918)
Effect on total service and interest cost components	25	(34)

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

d.Investment Strategy.

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

The asset allocation for MGE's pension plans as of December 31, 2019 and 2018, and the target allocation for 2020, by asset category, follows:

	Target Allocation	Percentage of Plan Assets at Year End
		2019	2018
Equity securities(a)	63.0%	64.0%	60.0%
Fixed income securities	30.0%	29.0%	33.0%
Real estate	7.0%	7.0%	7.0%
Total	100.0%	100.0%	100.0%

(a) Target allocations for equity securities are broken out as follows: 45.5% United States equity and 17.5% non-United States equity.

The fair value of plan assets for the postretirement benefit plans is $48.9 million and $42.5 million as of December 31, 2019 and 2018, respectively. Of this amount, $42.8 million and $37.5 million as of December 31, 2019 and 2018, respectively, were held in the master pension trust and are allocable to postretirement health expenses. The target asset allocation and investment strategy for the portion of assets held in the master pension trust are the same as that explained for MGE's pension plans. The remainder of postretirement benefit assets are held either in an insurance continuance fund for the payment of retiree life benefits or health benefit trusts for payment of retiree health premiums. The asset allocation for the insurance continuance fund is determined by the life insurer. The target asset allocation for the health benefit trusts are established based on a similar investment strategy as assets held in the master pension trust, with consideration for liquidity needs in the health benefit trusts.

e.Concentrations of Credit Risk.

MGE evaluated its pension and other postretirement benefit plans' asset portfolios for the existence of significant concentrations of credit risk as of December 31, 2019. Types of concentrations that were evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, and foreign country. As of December 31, 2019, there were no significant concentrations (defined as greater than 10 percent of plan assets) of risk in MGE pension and postretirement benefit plan assets.

f. Fair Value Measurements of Plan Assets.

Pension and other postretirement benefit plan investments are recorded at fair value. See Footnote 19 for more information regarding the fair value hierarchy.

The following descriptions are the categories of underlying plan assets held within the pension and other postretirement benefit plans as of December 31, 2019:

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

The fair values of MGE's plan assets by asset category as of December 31 are as follows:

(In thousands)	2019	2018
Cash and Cash Equivalents	$964	$701
Equity Securities:
U.S. Large Cap	134,458	102,984
U.S. Mid Cap	31,288	23,683
U.S. Small Cap	36,495	28,573
International Blend	76,293	61,299
Fixed Income Securities:
Short-Term Fund	7,449	4,053
High Yield Bond	21,276	19,437
Long Duration Bond	92,642	93,216
Real Estate	29,671	27,923
Insurance Continuance Fund	1,530	1,491
Fixed Rate Fund	2,856	2,941
Total	$434,922	$366,301

g.Expected Cash Flows.

MGE does not expect to need to make any required contributions to the qualified plans for 2020. The contributions for years after 2020 are not yet currently estimated. MGE has adopted the asset smoothing as permitted in accordance with the Pension Protection Act of 2006, including modifications made by WRERA.

Due to uncertainties in the future economic performance of plan assets, discount rates, and other key assumptions, estimated contributions are subject to change. MGE may also elect to make additional discretionary contributions.

In 2019, MGE made $5.7 million in employer contributions to its pension and postretirement plans.

h.Benefit Payments.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

	Pension	Other Postretirement Benefits
(In thousands)	Pension Benefits	Gross Postretirement Benefits	Expected Medicare Part D Subsidy	Net Postretirement Benefits
2020	$17,111	$4,580	$(233)	$4,347
2021	17,859	4,947	(255)	4,692
2022	19,029	5,161	(283)	4,878
2023	19,942	5,458	(307)	5,151
2024	20,768	5,676	(330)	5,346
2025 - 2029	113,044	28,054	(2,060)	25,994

12.

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

On the grant date, the cost of the director or employee services received in exchange for a performance unit award is measured based on the current market value of MGE Energy common stock. The fair value of the awards is remeasured quarterly, including as of December 31, 2019, as required by applicable accounting standards. Changes in fair value as well as the original grant are recognized as compensation cost. Since this amount is remeasured throughout the vesting period, the compensation cost is subject to variability.

Units granted under the Director Incentive Plan are subject to a three-year vesting schedule. Grants since January 1, 2018, under this plan are as follows:

Grant Date	MGE Energy Units Granted
January 17, 2020	5,048
January 18, 2019	5,175
March 1, 2018	1,106
January 19, 2018	4,704

Units granted under the Performance Unit Plan are subject to a five-year vesting schedule. Grants since January 1, 2016, under this plan are as follows:

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

During the years ended December 31, 2019, 2018 and 2017, MGE recorded $3.0 million, $1.1 million, and $1.0 million, respectively, in compensation expense as a result of awards under the plans. In January 2019, cash payments of $1.5 million were distributed relating to awards that were granted under the plans in 2016, for the Director Incentive Plan, and 2014, for the Performance Unit Plan. No forfeitures of units occurred during the years ended December 31, 2019, 2018, and 2017. As of December 31, 2019, $6.2 million of outstanding awards are vested. Of this amount, no cash settlements have occurred as cash payments are only made at the end of the period covered by the awards.

13.

Notes Payable to Banks, Commercial Paper, and Lines of Credit.

a.MGE Energy.

As of December 31, 2019, MGE Energy had an unsecured, committed revolving line of credit of $50 million expiring February 7, 2024. As of December 31, 2019, no borrowings were outstanding under this facility.

The credit agreement requires MGE Energy to maintain a ratio of its consolidated indebtedness to consolidated total capitalization not to exceed a maximum of 65%. A change in control constitutes a default under the agreement. Change in control events are defined as (i) a failure by MGE Energy to hold 100% of the outstanding voting equity interest in MGE or (ii) the acquisition of beneficial ownership of 30% or more of the outstanding voting stock of MGE Energy by one person or two or more persons acting in concert. As of December 31, 2019, MGE Energy was in compliance with the covenant requirements of the credit agreement.

b.MGE.

For short-term borrowings, MGE generally issues commercial paper (issued at the prevailing discount rate at the time of issuance), which is supported by unused committed bank lines of credit. As of December 31, 2019, MGE had two unsecured, committed revolving lines of credit for a total of $100 million expiring February 7, 2024. As of December 31, 2019, no borrowings were outstanding under these facilities.

The credit agreements require MGE to maintain a ratio of consolidated debt to consolidated total capitalization not to exceed a maximum of 65%. The ratio calculation excludes assets, liabilities, revenues, and expenses included in MGE's financial statements as the result of the consolidation of VIEs, such as MGE Power West Campus and MGE Power Elm Road. A change in control constitutes a default under the agreements. Change in control events are defined as (i) a failure by MGE Energy to hold 100% of the outstanding voting equity interest in MGE or (ii) the acquisition of beneficial ownership of 30% or more of the outstanding voting stock of MGE Energy by one person or two or more persons acting in concert. As of December 31, 2019, MGE was in compliance with the covenant requirements of the credit agreements.

c.Short-Term Borrowings - MGE Energy and MGE.

Information concerning short-term borrowings is shown below:

(In thousands)	MGE Energy(a)		MGE
As of December 31,	2019	2018	2019	2018
Available lines of credit	$150,000	$150,000	$100,000	$100,000
Short-term debt outstanding	$-	$13,000	$-	$13,000
Weighted-average interest rate	-%	2.55%	-%	2.55%
Year Ended December 31,
Maximum short-term borrowings	$56,000	$31,500	$56,000	$31,500
Average short-term borrowings	$18,364	$9,211	$18,364	$9,211
Weighted-average interest rate	2.16%	1.92%	2.16%	1.92%

(a) MGE Energy short-term borrowings include MGE Energy and MGE lines of credit and MGE commercial paper.

14.

Long-Term Debt - MGE Energy and MGE.

a.Long-Term Debt.

	December 31,
(In thousands)	2019	2018
First Mortgage Bonds:(a)
7.70%, 2028 Series	$1,200	$1,200
Tax Exempt Debt:
3.45%, 2027 Series,
Industrial Development Revenue Bonds	19,300	19,300
Medium-Term Notes:(b)
6.12%, due 2028	20,000	20,000
7.12%, due 2032	25,000	25,000
6.247%, due 2037	25,000	25,000
Total Medium-Term Notes	70,000	70,000
Other Long-Term Debt:(d)
3.38%, due 2020	15,000	15,000
3.09%, due 2023	30,000	30,000
3.29%, due 2026	15,000	15,000
3.11%, due 2027	30,000	30,000
2.94%, due 2029	50,000	-
5.68%, due 2033	23,946	25,064
5.19%, due 2033	15,794	16,561
5.26%, due 2040	15,000	15,000
5.04%, due 2040	33,472	35,139
4.74%, due 2041	21,167	22,167
4.38%, due 2042	28,000	28,000
4.42%, due 2043	20,000	20,000
4.47%, due 2048	20,000	20,000
3.76%, due 2052	40,000	40,000
4.19%, due 2048	60,000	60,000
4.24%, due 2053	20,000	20,000
4.34%, due 2058	20,000	20,000
Total Other Long-Term Debt	457,379	411,931
Long-term debt due within one year	(19,659)	(4,553)
Unamortized discount and debt issuance costs	(4,479)	(4,535)
Total Long-Term Debt	$523,741	$493,343

(a)MGE's utility plant is subject to the lien of its Indenture of Mortgage and Deed of Trust, under which its first mortgage bonds are issued. The Mortgage Indenture provides that dividends or any other distribution or purchase of MGE shares may not be made if the aggregate amount thereof since December 31, 1945, would exceed the earned surplus (retained earnings) accumulated subsequent to December 31, 1945. As of December 31, 2019, approximately $465.2 million was available for the payment of dividends under this covenant.

(b)The indenture under which MGE's Medium-Term notes are issued provides that those notes will be entitled to be equally and ratably secured in the event that MGE issues any additional first mortgage bonds.

(c)In November 2019, MGE issued $50 million of new long-term unsecured debt. The proceeds of the debt financing were used to assist with capital expenditures, maturing short-term debt, and other corporate obligations.

(d)Unsecured notes issued pursuant to various Note Purchase Agreements with one or more purchasers. The notes are not issued under, or governed by, MGE's Indenture dated as of September 1, 1998, which governs MGE's Medium-Term Notes.

(e)Issued by MGE. Under that Note Purchase Agreement: (i) note holders have the right to require MGE to repurchase their notes at par in the event of an acquisition of beneficial ownership of 30% or more of the outstanding voting stock of MGE Energy, (ii) MGE must maintain a ratio of its consolidated indebtedness to consolidated total capitalization not to exceed a maximum of 65%, and (iii) MGE cannot issue "Priority Debt" in an amount exceeding 20% of its consolidated assets. Priority Debt is defined as any indebtedness of MGE secured by liens other than specified liens permitted by the Note Purchase Agreement and certain unsecured indebtedness of certain subsidiaries. As of December 31, 2019, MGE was in compliance with the covenant requirements.

(f)Issued by MGE Power West Campus. The Note Purchase Agreements require MGE Power West Campus to maintain a projected debt service coverage ratio of not less than 1.25 to 1.00, and debt to total capitalization ratio of not more than 0.65 to 1.00. The notes are secured by a collateral assignment of lease payments that MGE is making to MGE Power West Campus for use of the WCCF pursuant to a long-term lease. As of December 31, 2019, MGE Power West Campus was in compliance with the covenant requirements.

(g)Issued by MGE Power Elm Road. The Note Purchase Agreement requires MGE Power Elm Road to maintain a projected and actual debt service coverage ratio at the end of any calendar quarter of not less than 1.25 to 1.00 for the trailing 12-month period. The notes are secured by a collateral assignment of lease payments that MGE is making to MGE Power Elm Road for use of the Elm Road Units pursuant to long-term leases. As of December 31, 2019, MGE Power Elm Road was in compliance with the covenant requirements.

b.Long-Term Debt Maturities.

Below is MGE Energy's and MGE's aggregate maturities for all long-term debt for years following December 31, 2019.

(In thousands)	2020	2021	2022	2023	2024	Thereafter
Long-term debt maturities	$19,659	$4,771	$4,889	$35,014	$5,146	$478,400

MGE includes long-term debt held by MGE Power Elm Road and MGE Power West Campus in the consolidated financial statements (see Footnote 3 for further information regarding these VIEs).

15.

Common Equity.

a.Common Stock - MGE Energy and MGE.

MGE Energy sells shares of its common stock through its Stock Plan. Those shares may be newly issued shares or shares that MGE Energy has purchased in the open market for resale to participants in the Stock Plan. All sales under the Stock Plan are covered by a shelf registration statement that MGE Energy filed with the SEC. For the years ended December 31, 2019 and 2018, MGE Energy did not issue any new shares of common stock under the Stock Plan.

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

During the years ended December 31, 2019 and 2018, MGE Energy paid $47.8 million (or $1.38 per share) and $45.8 million (or $1.32 per share), respectively, in cash dividends on its common stock. Dividend payments by MGE to MGE Energy are subject to restrictions arising under a PSCW rate order and, to a lesser degree, MGE's first mortgage bonds. The PSCW order restricts any dividends, above the PSCW authorized amount that MGE may pay MGE Energy if its common equity ratio, calculated in the manner used in the rate proceeding, is less than 55%. This restriction did not impact MGE's payment of dividends in 2019. See Footnote 14 for further discussion of the mortgage indenture covenants. During the years ended December 31, 2019 and 2018, MGE paid no dividends to MGE Energy.

b.Dilutive Shares Calculation - MGE Energy.

MGE Energy has not issued any dilutive securities.

16.Commitments and Contingencies.

a.Environmental - MGE Energy and MGE.

Water Quality

Water quality regulations promulgated by the EPA and WDNR in accordance with the Federal Water Pollution Control Act, or more commonly known as the Clean Water Act (CWA), impose restrictions on discharges of various pollutants into surface waters. The CWA also regulates surface water quality issues that affect aquatic life, such as water temperatures, chemical concentrations, intake structures, and wetlands filling. The CWA also includes discharge standards, which require the use of effluent-treatment processes equivalent to categorical "best practicable" or "best available" technologies. The CWA regulates discharges from "point sources," such as power plants, through establishing discharge limits in water discharge permits. MGE's power plants operate under Wisconsin Pollution Discharge Elimination System (WPDES) permits issued by the WDNR to ensure compliance with these discharge limits. Permits are subject to periodic renewal.

EPA's Effluent Limitations Guidelines and Standards for Steam Electric Power Generating Point Source Category

In November 2015, the EPA published its final rule setting Effluent Limitations Guidelines (ELG) for the steam electric power generating industry. The ELG rule establishes federal limits on the amount of metals and other pollutants that can be discharged in wastewater from new and existing steam electric generation plants. The rule will be applied to Wisconsin-based power plants as they renew their WPDES permits, no later than 2023. The operators of the Columbia and Elm Road Units have indicated that equipment upgrades may be necessary to comply with the current discharge standards.

In November 2019, the EPA published proposed modifications to the ELG rule that, if finalized, would, among other things, revise overall technology-based effluent standards and discharge limits for flue gas desulfurization wastewater and bottom ash transport water. The proposed rule would also add subcategories with specific standards for high-flow and low-use boilers, and revise standards for boilers that will retire by 2028.

MGE is currently evaluating the proposed rule modifications for applicability to the Columbia and Elm Road Units. Until the modifications are finalized, MGE will not know with any certainty if and how any final rule may impact operations. Management believes that any compliance costs will be recovered in future rates based on previous treatment of environmental compliance projects.

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

The WCCF, Blount, and Columbia plants are considered existing plants under this rule. The WCCF facility already employs a system that meets the Section 316(b) rule. The Blount plant's WPDES permit assumes that Blount meets best technology available (BTA) for the duration of the permit, which expires in 2023. However, MGE needs to perform an entrainment study by the end of 2021 to determine future BTA, which will be included with the next permit renewal. Section 316(b) applies to river intakes at the Columbia plant. Columbia’s operator received a permit in 2019 that directed them to conduct studies on their intake structures to help determine BTA. Future BTA requirements at Blount and Columbia will be based on the results of these intake studies and will be specified in the next permits expected to be issued in 2023 or later. MGE expects that the Section 316(b) rule will not have a material effect on its existing plants. Management believes that any compliance costs will be recovered in future rates based on previous treatment of environmental compliance projects.

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

EPA's Greenhouse Gas (GHG) Reduction Guidelines under the Clean Air Act 111(d) Rule

The EPA's Clean Power Plan (CPP) rule became effective in December 2015, setting federal guidelines for states to use in developing plans to control GHG emissions from existing fossil fuel-fired electric generating units (EGUs) and systems. The CPP included GHG emissions reduction strategies that extended “beyond the fenceline” of existing EGUs. Implementation of the rule was expected to have a direct impact on coal and natural gas fired generating units, including possible changes in dispatch and additional operating costs.

In July 2019, the EPA published a final rule repealing the CPP and creating the Affordable Clean Energy (ACE) rule to reduce greenhouse gas emissions from existing coal-fired EGUs. The ACE rule directs states to submit plans to the EPA for approval that implement standards of performance (called Best System of Emissions Reductions, or BSER) for individual coal-fired EGUs over 25 MW. The ACE defines BSER as on-site “inside the fenceline,” heat-rate efficiency improvements. Under the ACE rule, states have the primary role in developing standards of performance that result from the application of BSER. The EPA has not provided a standard of performance that it will deem presumptively acceptable in a state plan but urges states to provide full justification for each component of their plans for the EPA to evaluate BSER on a unit-by-unit basis. States have three years to develop and submit compliance plans to the EPA. The EPA will have a year to review and approve those plans. States are then given 24 months from the approval date to implement the rule and can extend the compliance schedule for units that meet progress milestones.

The ACE rule will apply to Columbia and the Elm Road Units. EGUs compliance with the ACE rule may not be required until 2024 or later. MGE is currently evaluating how this rule may impact operations and monitoring state activity on BSER development. Until the State of Wisconsin develops a plan that is accepted by the EPA, MGE will not be able to determine the final impact of the rule. Additionally, the ACE rule and repeal of the CPP are subject to a legal challenge pending in the United States District Court of the District of Columbia. MGE will continue to evaluate the rule development within the state and monitor ongoing and potential legal proceedings associated with the rule.

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

Ozone NAAQS

In May 2018, the EPA issued a final rule designating the northeast portion of Milwaukee County as being in nonattainment with Ozone NAAQS. The Elm Road Units are located in Milwaukee County, outside the designated nonattainment area. In August 2018, several environmental groups, the City of Chicago, and the State of Illinois filed federal lawsuits challenging several of the EPA's attainment designation decisions, including the partial Milwaukee County designation as being too narrow and not sufficiently protective. If the entire county were to be considered in nonattainment, the State of Wisconsin would need to develop an implementation plan that addressed emissions that contribute to Ozone (NOx and Volatile Organic Compound emissions) for the County, which could affect operations and emissions control obligations of the Elm Road units. MGE is monitoring the outcome of this lawsuit and how it may affect the Elm Road Units in Milwaukee County. At this time, MGE expects that the 2015 Ozone NAAQS will not have a material effect on its existing plants based on final designations.

EPA's Cross-State Air Pollution Rule

The EPA's CSAPR and its progeny are a suite of interstate air pollution transport rules designed to reduce ozone and fine particulate (PM2.5) air levels in areas that the EPA has determined as being significantly impacted by pollution from upwind states. This is accomplished in the CSAPR through a reduction in SO2 and NOx from qualifying fossil-fuel fired power plants in upwind "contributing" states. NOx and SO2 contribute to fine particulate pollution and NOx contributes to ozone formation in downwind areas. Reductions are achieved through a cap and trade system. Individual plants can meet their caps through modifications and/or buying allowances on the market.

In September 2019, the U.S. Court of Appeals upheld the legal argument that the EPA cannot provide a partial remedy to the Clean Air Act's "Good Neighbor Provision," which addresses interstate transport of pollutants from upwind states to downwind states. Under the current rule, the EPA was not holding upwind states to the same attainment deadlines as the downwind states that they impacted. The court indicated that this leniency on the upwind states effectively causes downwind states to miss attainment deadlines or over comply to meet deadlines. The court remanded the rule to the EPA without vacating it. No deadline has been set for the EPA to revise the rule. Wisconsin is considered an upwind state under CSAPR and is potentially impacted by rules that the EPA will develop to address this remand.

MGE has met its CSAPR obligations through a combination of reduced emissions through pollution control (e.g. SCR installation at Columbia), as well as owned, received, and purchased allowances. Uncertainty remains around CSAPR due to legal challenges; however, MGE expects that it will meet ongoing CSAPR obligations for the foreseeable future. MGE will continue to monitor developments in EPA revisions after the remand and any ongoing litigation over this rule.

Clean Air Visibility Rule (CAVR)

Columbia is subject to the best available retrofit technology (BART) regulations, a subsection of the EPA's CAVR, which may require pollution control retrofits. Columbia's existing pollution control upgrades, and the EPA's stance that compliance with the CSAPR equals compliance with BART, should mean that Columbia will not need to do additional work to meet BART requirements. At this time, however, the BART regulatory obligations, compliance strategies, and costs remain uncertain in Wisconsin due to the continued legal uncertainty regarding CSAPR and CAVR. MGE will continue to monitor developments to this rule.

Solid Waste

EPA's Coal Combustion Residuals Rule

The EPA's 2015 Coal Combustion Residuals Rule (CCR) regulates coal ash from burning coal for the purpose of generating electricity as a solid waste and defines what ash use activities would be considered generally exempt beneficial reuse of coal ash. The CCR rule also regulates existing, modified, and new landfills, ash ponds, and other surface impoundments used for coal combustion residuals by regulating their design, location, monitoring, and operation.

Review of the Elm Road Units has indicated that the costs to comply with this rule are not expected to be significant. Columbia's operator is continuing to evaluate options to meet the rule requirements.

In July 2018, the EPA published a final rule that included amendments to the CCR. The amendments include the allowance of alternative performance standards for landfills and surface impoundments, revised risk-based groundwater protection standards, and an extension of the deadline by which certain facilities must cease the placement of waste in CCR units. In August 2018, the Court of Appeals for the D.C. Circuit vacated parts of the 2015 CCR for not being sufficiently protective of the environment. In December 2019, the EPA introduced a proposed rule to revise some of the closure standards that are in the 2015 CCR Rule. MGE is currently evaluating the newly proposed rule revision for applicability to our units.

In 2015, MGE recorded an asset retirement obligation for its share of the legal liability associated with the effect of the CCR. Actual costs of compliance may be different than the amount recorded due to potential changes in compliance strategies that will be used, as well as other potential cost estimate changes. MGE will continue to monitor final rule modifications to assess potential impacts on our operations.

Columbia

Columbia Clean Air Act Litigation

Columbia is a coal-fired generating station operated by WPL and in which WPL, WPSC, and MGE have ownership interests. In December 2009, the EPA sent a Notice of Violation (NOV) to the co-owners, including MGE. The NOV alleged that WPL and the Columbia co-owners failed to comply with appropriate pre-construction review and permitting requirements and, as a result, violated the Prevention of Significant Deterioration program requirements, Title V Operating Permit requirements of the CAA, and the Wisconsin SIP. In June 2013, the court approved and entered a consent decree entered by the EPA, Sierra Club, and the co-owners of Columbia. One of the requirements of the consent decree requires installation of an SCR system at Columbia Unit 2 by December 31, 2018. Installation of the SCR was approved by the PSCW and the SCR was placed in service in 2018. The consent decree remains open for compliance monitoring, but significant additional operating and capital expenditures are not expected.

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

As of December 31, 2019, the future minimum commitments related to these purchase contracts were as follows:

(In thousands)	2020	2021	2022	2023	2024	Thereafter
Coal(a)	$17,549	$5,668	$2,323	$-	$-	$-
Natural gas
Transportation and storage(b)	21,728	21,728	21,728	21,728	21,728	34,117
Supply(c)	9,912	-	-	-	-	-
Purchase power(d)	26,576	26,535	27,952	15,216	5,636	21,815
Solar farms(e)	310	3,317	726	743	759	31,715
Other	7,646	4,403	3,374	1,889	773	978
	$83,721	$61,651	$56,103	$39,576	$28,896	$88,625

(a)Total coal commitments for the Columbia and Elm Road Units, including transportation. Fuel procurement for MGE's jointly owned Columbia and Elm Road Units is handled by WPL and WEPCO, respectively, who are the operators of those facilities.

(b)MGE's natural gas transportation and storage contracts require fixed monthly payments for firm supply pipeline transportation and storage capacity. The pricing components of the fixed monthly payments for the transportation and storage contracts are approved by FERC but may be subject to change.

(c)These commitments include market-based pricing.

(d)MGE has several purchase power agreements to help meet future electric supply requirements.

(e)In 2019, MGE entered into commitments related to the operations of Two Creeks and Badger Hollow I.

d.Other Commitments.

MGE Energy holds investments in nonpublic venture capital funds. From time to time, these entities require additional capital infusions from their investors. MGE Energy has committed to contribute $17.5 million in capital for such infusions. The timing of these infusions is dependent on the needs of the investee and is therefore uncertain at this time.

In addition, MGE Energy has a three-year agreement with a venture debt fund expiring in December 2022. MGE Energy has committed to invest up to a total of $1.5 million into this fund. As of December 31, 2019, MGE Energy has $0.6 million remaining in commitments. The timing of infusions is dependent on the needs of the fund and is therefore uncertain at this time.

MGE has several other commitments related to various projects. Payments for these commitments are expected to be as follows:

(In thousands)	2020	2021	2022	2023	2024	Thereafter
Other commitments	$333	$333	$333	$333	$333	$3,332

17.

Asset Retirement Obligations - MGE Energy and MGE.

MGE recorded an obligation for the fair value of its legal liability for asset retirement obligations (AROs) associated with removal of the West Campus Cogeneration Facility and the Elm Road Units, electric substations, combustion turbine generating units, wind generating facilities, and photovoltaic generating facilities, all of which are located on property not owned by MGE Energy and MGE and would need to be removed upon the ultimate end of the associated leases. The significant conditional AROs identified by MGE included the costs of abandoning in place gas services and mains, the abatement and disposal of equipment and buildings contaminated with asbestos and PCBs, and the proper disposal and removal of tanks, batteries, and underground cable. Changes in management's assumptions regarding settlement dates, settlement methods, or assigned probabilities could have a material effect on the liabilities and the associated regulatory asset recorded as of December 31, 2019.

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

The following table summarizes the change in AROs. Amounts include conditional AROs.

(In thousands)	2019	2018
Balance as of January 1,	$29,980	$26,738
Liabilities incurred(a)	1,586	1,943
Accretion expense	1,574	1,415
Liabilities settled	(323)	(175)
Revisions in estimated cash flows(b)	(4,462)	59
Balance as of December 31,	$28,355	$29,980

(a)In 2019, MGE recorded an obligation of $1.5 million for the fair value of its legal liability for AROs associated with Saratoga. See Footnote 4 for additional information on Saratoga. In 2018, MGE recorded an obligation of $1.6 million for the fair value of its legal liability for AROs associated with Forward Wind. See Footnote 6 for additional information on Forward Wind.

(b)In 2019, MGE revised the AROs associated with certain wind farms based on updated estimated decommissioning costs.

18.

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

b.Notional Amounts.

The gross notional volume of open derivatives is as follows:

	December 31, 2019		December 31, 2018
Commodity derivative contracts	417,840	MWh	386,440	MWh
Commodity derivative contracts	6,605,000	Dth	5,260,000	Dth
FTRs	2,750	MW	2,252	MW
PPA	1,450	MW	2,050	MW

c.Financial Statement Presentation.

MGE purchases and sells exchange-traded and over-the-counter options, swaps, and future contracts. These arrangements are primarily entered into to help stabilize the price risk associated with gas or power purchases. These transactions are employed by both MGE's gas and electric segments. Additionally, as a result of the firm transmission agreements that MGE holds on electricity transmission paths in the MISO market, MGE holds financial transmission rights (FTRs). An FTR is a financial instrument that entitles the holder to a stream of revenues or charges based on the differences in hourly day-ahead energy prices between two points on the transmission grid. The fair values of these instruments are offset with a corresponding regulatory asset/liability depending on whether they are in a net loss/gain position. Depending on the nature of the instrument, the gain or loss associated with these transactions will be reflected as cost of gas sold, fuel for electric generation, or purchased power expense in the delivery month applicable to the instrument. As of December 31, 2019, the cost basis of exchange traded derivatives and FTRs exceeded their fair value by $1.4 million. As of December 31, 2018, the fair value of exchange traded derivatives and FTRs exceeded their cost basis by $0.7 million.

MGE is a party to a purchased power agreement that provides MGE with firm capacity and energy during a base term from June 1, 2012, through May 31, 2022. The agreement also allows MGE an option to extend the contract after the base term. The agreement is accounted for as a derivative contract and is recognized at its fair value on the consolidated balance sheets. However, the derivative qualifies for regulatory deferral and is recognized with a corresponding regulatory asset or liability depending on whether the fair value is in a loss or gain position. The fair value of the contract as of December 31, 2019 and 2018, reflects a loss position of $25.4 million and $32.5 million, respectively. The actual cost will be recognized in purchased power expense in the month of purchase.

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

(In thousands)	Derivative Assets	Derivative Liabilities	Balance Sheet Location
December 31, 2019
Commodity derivative contracts(a)	$157	$1,521	Derivative liability (current)(b)
Commodity derivative contracts(a)	73	217	Derivative liability (long-term)
FTRs	73	-	Other current assets
PPA	N/A	10,100	Derivative liability (current)
PPA	N/A	15,340	Derivative liability (long-term)

December 31, 2018
Commodity derivative contracts(a)	$727	$270	Other current assets
Commodity derivative contracts(a)	74	72	Other deferred charges
FTRs	241	-	Other current assets
PPA	N/A	8,550	Derivative liability (current)
PPA	N/A	23,980	Derivative liability (long-term)

(a)As of December 31, 2019, collateral of $1.5 million was posted against and netted with derivative liability positions on the consolidated balance sheets. No collateral was posted against derivative positions as of December 31, 2018.

(b)As of December 31, 2019, MGE posted $0.1 million as other current assets on the consolidated balance sheets.

The following tables show the effect of netting arrangements for recognized derivative assets and liabilities that are subject to a master netting arrangement or similar arrangement on the consolidated balance sheets.

Offsetting of Derivative Assets

(In thousands)	Gross Amounts	Gross Amounts Offset in Balance Sheets	Collateral Posted Against Derivative Positions	Net Amount Presented in Balance Sheets
December 31, 2019
Commodity derivative contracts	$230	$(192)	$-	$38
FTRs	73	-	-	73

December 31, 2018
Commodity derivative contracts	$801	$(342)	$-	$459
FTRs	241	-	-	241

Offsetting of Derivative Liabilities

(In thousands)	Gross Amounts	Gross Amounts Offset in Balance Sheets	Collateral Posted Against Derivative Positions	Net Amount Presented in Balance Sheets
December 31, 2019
Commodity derivative contracts	$1,738	$(192)	$(1,546)	$-
PPA	25,440	-	-	25,440

December 31, 2018
Commodity derivative contracts	$342	$(342)	$-	$-
PPA	32,530	-	-	32,530

The following tables summarize the unrealized and realized gains/losses related to the derivative instruments on the consolidated balance sheets and the consolidated statements of income.

	2019		2018
	Current and Long-Term Regulatory Asset	Other Current Assets	Current and Long-Term Regulatory Asset	Other Current Assets
(In thousands)
Balance as of January 1,	$31,830	$377	$41,958	$806
Unrealized gain	(5,493)	-	(11,094)	-
Realized (loss) gain reclassified to a deferred account	(1,896)	1,896	523	(523)
Realized gain (loss) reclassified to income statement	2,434	(1,173)	443	94
Balance as of December 31,	$26,875	$1,100	$31,830	$377

	Realized Losses (Gains)
	2019		2018
(In thousands)	Fuel for Electric Generation/ Purchased Power	Cost of Gas Sold	Fuel for Electric Generation/ Purchased Power	Cost of Gas Sold
Year Ended December 31:
Commodity derivative contracts	$1,258	$863	$(716)	$(199)
FTRs	(574)	-	(702)	-
PPA	(2,808)	-	1,080	-

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

The PPA has a provision that may require MGE to post collateral if MGE's debt rating falls below investment grade (i.e., below BBB-). The amount of collateral that it may be required to post varies from $20.0 million to $40.0 million, depending on MGE's nominated capacity amount. As of December 31, 2019, no collateral is required to be, or has been, posted. Certain counterparties extend MGE a credit limit. If MGE exceeds these limits, the counterparties may require collateral to be posted. As of December 31, 2019 and 2018, no counterparties were in a net liability position.

Nonperformance of counterparties to the non-exchange traded derivatives could expose MGE to credit loss. However, MGE enters into transactions only with companies that meet or exceed strict credit guidelines, and it monitors these counterparties on an ongoing basis to mitigate nonperformance risk in its portfolio. As of December 31, 2019, no counterparties have defaulted.

19.

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

	December 31, 2019		December 31, 2018
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
MGE Energy
Assets:
Cash and cash equivalents	$23,481	$23,481	$83,102	$83,102
Liabilities:
Short-term debt - commercial paper	-	-	13,000	13,000
Long-term debt(a)	547,879	611,909	502,431	518,811

MGE
Assets:
Cash and cash equivalents	$3,196	$3,196	$4,843	$4,843
Liabilities:
Short-term debt - commercial paper	-	-	13,000	13,000
Long-term debt(a)	547,879	611,909	502,431	518,811

(a) Includes long-term debt due within one year. Excludes debt issuance costs and unamortized discount of $4.5 million as of December 31, 2019 and 2018.

b.Recurring Fair Value Measurements.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis.

	Fair Value as of December 31, 2019
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Derivatives, net	$303	$189	$-	$114
Exchange-traded investments	1,271	1,271	-	-
Total Assets	$1,574	$1,460	$-	$114
Liabilities:
Derivatives, net(b)	$27,178	$608	$-	$26,570
Deferred compensation	3,157	-	3,157	-
Total Liabilities	$30,335	$608	$3,157	$26,570

MGE
Assets:
Derivatives, net	$303	$189	$-	$114
Exchange-traded investments	209	209	-	-
Total Assets	$512	$398	$-	$114
Liabilities:
Derivatives, net(b)	$27,178	$608	$-	$26,570
Deferred compensation	3,157	-	3,157	-
Total Liabilities	$30,335	$608	$3,157	$26,570

	Fair Value as of December 31, 2018
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Derivatives, net	$1,042	$296	$-	$746
Exchange-traded investments	848	848	-	-
Total Assets	$1,890	$1,144	$-	$746
Liabilities:
Derivatives, net	$32,872	$124	$-	$32,748
Deferred compensation	3,078	-	3,078	-
Total Liabilities	$35,950	$124	$3,078	$32,748

MGE
Assets:
Derivatives, net	$1,042	$296	$-	$746
Exchange-traded investments	43	43	-	-
Total Assets	$1,085	$339	$-	$746
Liabilities:
Derivatives, net	$32,872	$124	$-	$32,748
Deferred compensation	3,078	-	3,078	-
Total Liabilities	$35,950	$124	$3,078	$32,748

(b)These amounts are shown gross and exclude $1.5 million of collateral that was posted against derivative positions with counterparties as of December 31, 2019.

No transfers were made in or out of Level 1 or Level 2 for the year ended December 31, 2019.

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

The purchased power agreement (see Footnote 18) was valued using an internally-developed pricing model and therefore is classified as Level 3. The model projects future market energy prices and compares those prices to the projected power costs to be incurred under the contract. Inputs to the model require significant management judgment and estimation. Future energy prices are based on a forward power pricing curve using exchange-traded contracts in the electric futures market. A basis adjustment is applied to the market energy price to reflect the price differential between the market price delivery point and the counterparty delivery point. The historical relationship between the delivery points is reviewed and a discount (below 100%) or premium (above 100%) is derived. This comparison is done for both peak times when demand is high and off peak times when demand is low. If the basis adjustment is lowered, the fair value measurement will decrease, and if the basis adjustment is increased, the fair value measurement will increase.

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

The following table presents the significant unobservable inputs used in the pricing model:

	Model Input
Significant Unobservable Inputs	2019	2018
Basis adjustment:
On peak	92.1%	92.1%
Off peak	92.7%	92.8%
Counterparty fuel mix:
Internal generation	40%-60%	50%-75%
Purchased power	60%-40%	50%-25%

The following table summarizes the changes in Level 3 commodity derivative assets and liabilitiesmeasured at fair value on a recurring basis.

(In thousands)	2019	2018	2017
Balance as of January 1,	$(32,002)	$(42,026)	$(50,306)
Realized and unrealized gains (losses):
Included in regulatory liabilities	5,545	10,024	8,281
Included in other comprehensive income	-	-	-
Included in earnings	(3,765)	132	(3,718)
Included in current assets	(70)	(47)	(9)
Purchases	22,974	23,643	24,181
Sales	-	-	-
Issuances	-	-	-
Settlements	(19,138)	(23,728)	(20,455)
Transfers in and/or out of Level 3	-	-	-
Balance as of December 31,	$(26,456)	$(32,002)	$(42,026)
Total gains (losses) included in earnings attributed to the
change in unrealized gains (losses) related to assets and
liabilities held as of December 31,(c)	$-	$-	$-

The following table presents total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis (c).

(In thousands)
Year Ended December 31,	2019	2018	2017
Purchased power expense	$(3,334)	$355	$(3,314)
Cost of gas sold expense	(431)	(223)	(404)
Total	$(3,765)	$132	$(3,718)

(c)MGE's exchange-traded derivative contracts, over-the-counter party transactions, purchased power agreement, and FTRs are subject to regulatory deferral. These derivatives are therefore marked to fair value and are offset in the financial statements with a corresponding regulatory asset or liability.

20.

Revenue - MGE Energy and MGE.

Revenues disaggregated by revenue source were as follows:

(In thousands)	Year Ended December 31,
Electric revenues	2,019	2018	2017
Residential	$140,006	$138,566	$136,168
Commercial(a)	213,265	204,683	216,461
Industrial	12,772	13,878	16,176
Other-retail/municipal	35,174	34,023	38,010
Total retail	401,217	391,150	406,815
Sales to the market	5,664	7,438	4,067
Other revenues	1,404	2,294	3,044
Total electric revenues	408,285	400,882	413,926

Gas revenues
Residential	95,146	94,017	88,695
Commercial/Industrial(a)	59,051	59,060	55,151
Total retail	154,197	153,077	143,846
Gas transportation	5,293	4,283	4,561
Other revenues	385	407	418
Total gas revenues	159,875	157,767	148,825

Nonregulated energy revenues	695	1,119	348
Total Operating Revenue(a)	$568,855	$559,768	$563,099

(a)In 2017, MGE had less than $0.1 million of revenues related to compressed natural gas vehicle fuel servicing. No revenue was recognized for fuel servicing by MGE Energy in 2017.

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

Utility Cost Recovery Mechanisms

MGE's tariff rates include a provision for fuel cost recovery. The PSCW allows Wisconsin utilities to defer electric fuel-related costs, less excess revenues, that fall outside a symmetrical cost tolerance band. Any over/under recovery of the actual costs in a given year is determined in the following year and is then reflected in future billings to electric retail customers. Over-collection of fuel-related costs that are outside the approved range will be recognized as a reduction of revenue. Prior to adoption of the new revenue recognition guidance, effective January 1, 2018, over-collected fuel-related costs were reflected in "Purchased power" expense. Under-collection of these costs will continue to be recognized in "Purchased power" expense in the consolidated statements of income. The cumulative effects of these deferred amounts will be recorded in "Regulatory assets" or "Regulatory liabilities" on the consolidated balance sheets until they are reflected in future billings to customers. See Footnote 9.b. for further information.

MGE received a PSCW order in January 2018 to defer the over-collection of income tax expense collected in customer rates as a result of the Tax Cuts and Jobs Act (the Tax Act) reduction in the income tax rate to 21 percent. See Footnote 9.c. for further information.

MGE has other cost recovery mechanisms. Any over-collection of the difference between actual costs incurred and the amount of costs collected from customers is recorded as a reduction of revenue in the period incurred.

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

21.

Noncontrolling Interest - MGE.

The noncontrolling interest on MGE's consolidated balance sheets as of December 31 was as follows:

(In thousands)	2019	2018
MGE Power Elm Road(a)	$97,172	$97,519
MGE Power West Campus(a)	43,131	43,935
Total Noncontrolling Interest	$140,303	$141,454

The net income attributable to noncontrolling interest, net of tax, for the years ended December 31, 2019, 2018, and 2017 was as follows:

(In thousands)	2019	2018	2017
MGE Power Elm Road(a)	$15,153	$15,384	$29,274
MGE Power West Campus(a)	7,196	7,168	13,963
Net Income Attributable to Noncontrolling Interest, Net of Tax	$22,349	$22,552	$43,237

(a)MGE Power Elm Road and MGE Power West Campus are not subsidiaries of MGE; however, they have been consolidated in the consolidated financial statements of MGE (see Footnote 3). MGE Power Elm Road and MGE Power West Campus are 100% owned by MGE Power, and MGE Power is 100% owned by MGE Energy. MGE Energy's proportionate share of the equity and net income (through its wholly owned subsidiary MGE Power) of MGE Power Elm Road and MGE Power West Campus is classified within the MGE consolidated financial statements as noncontrolling interest. In 2017, there was a $14.8 million and $6.8 million one-time tax impact as a result of the Tax Act for MGE Power Elm Road and MGE Power West Campus, respectively. The Tax Act reduced the federal tax rate from 35% to 21%.

22.

Segment Information - MGE Energy and MGE.

The electric utility business purchases, generates and distributes electricity, and contracts for transmission service. The gas utility business purchases and distributes natural gas and contracts for the transportation of natural gas. Both the electric and gas segments operate through MGE Energy's principal subsidiary, MGE.

The nonregulated energy operations are conducted through MGE Energy's subsidiaries: MGE Power, MGE Power Elm Road, and MGE Power West Campus. These subsidiaries own electric generating capacity that they lease to MGE to assist MGE. MGE Power Elm Road has an ownership interest in two coal-fired generating units in Oak Creek, Wisconsin, which are leased to MGE, and MGE Power West Campus owns a controlling interest in the electric generation plant of a natural gas-fired cogeneration facility on the UW campus. MGE Power West Campus's portion is also leased to MGE.

The transmission investment segment invests in ATC, a company that provides electric transmission services primarily in Wisconsin, and ATC Holdco, a company formed to pursue electric transmission development and investments outside of Wisconsin. These investments are held in MGE Transco and MGEE Transco, respectively. See Footnote 7 for further discussion.

The "All Others" segment includes: corporate, CWDC, MAGAEL, MGE State Energy Services, MGE Services, NGV Fueling Services (dissolved in 2018), and North Mendota. These entities' operations consist of investing in companies and property which relate to the regulated operations, financing the regulated operations, or, in the case of NGV Fueling Services, owning and operating natural gas compression equipment.

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

The following table shows segment information for MGE Energy's and MGE's operations:

(In thousands) MGE Energy	Electric	Gas	Non-Regulated Energy	Transmission Investment	All Others	Consolidation/ Elimination Entries	Consolidated Total
Year Ended December 31, 2019
Operating revenues	$408,285	$159,875	$695	$-	$-	$-	$568,855
Interdepartmental revenues	806	16,070	40,020	-	-	(56,896)	-
Total operating revenues	409,091	175,945	40,715	-	-	(56,896)	568,855
Depreciation and amortization	(52,755)	(11,320)	(7,487)	-	-	-	(71,562)
Other operating expenses	(297,156)	(145,097)	(144)	-	(882)	56,896	(386,383)
Operating income (loss)	59,180	19,528	33,084	-	(882)	-	110,910
Other income (deductions), net	7,153	3,550	-	9,547	(1,439)	-	18,811
Interest (expense) income, net	(14,978)	(4,237)	(5,083)	-	1,235	-	(23,063)
Income (loss) before taxes	51,355	18,841	28,001	9,547	(1,086)	-	106,658
Income tax (provision) benefit	(5,037)	(4,753)	(7,628)	(2,602)	236	-	(19,784)
Net income (loss)	$46,318	$14,088	$20,373	$6,945	$(850)	$-	$86,874

Year Ended December 31, 2018
Operating revenues	$400,882	$157,767	$1,119	$-	$-	$-	$559,768
Interdepartmental revenues	(289)	16,076	39,526	-	-	(55,313)	-
Total operating revenues	400,593	173,843	40,645	-	-	(55,313)	559,768
Depreciation and amortization	(38,925)	(10,060)	(7,427)	-	-	-	(56,412)
Other operating expenses	(297,374)	(145,883)	(144)	(16)	(1,045)	55,313	(389,149)
Operating income (loss)	64,294	17,900	33,074	(16)	(1,045)	-	114,207
Other income (deductions), net	7,294	3,132	-	8,602	(1,973)	-	17,055
Interest (expense) income, net	(12,198)	(3,692)	(5,307)	-	1,588	-	(19,609)
Income (loss) before taxes	59,390	17,340	27,767	8,586	(1,430)	-	111,653
Income tax (provision) benefit	(13,453)	(4,474)	(7,534)	(2,345)	372	-	(27,434)
Net income (loss)	$45,937	$12,866	$20,233	$6,241	$(1,058)	$-	$84,219

Year Ended December 31, 2017
Operating revenues	$413,926	$148,825	$348	$-	$-	$-	$563,099
Interdepartmental revenues	(510)	14,974	44,468	-	-	(58,932)	-
Total operating revenues	413,416	163,799	44,816	-	-	(58,932)	563,099
Depreciation and amortization	(36,660)	(9,000)	(7,417)	-	-	-	(53,077)
Other operating expenses	(308,100)	(135,028)	(190)	(9)	(1,002)	58,932	(385,397)
Operating income (loss)	68,656	19,771	37,209	(9)	(1,002)	-	124,625
Other income (deductions), net	4,539	1,911	-	9,844	(1,895)	-	14,399
Interest (expense) income, net	(11,257)	(3,234)	(5,533)	-	700	-	(19,324)
Income (loss) before taxes	61,938	18,448	31,676	9,835	(2,197)	-	119,700
Income tax (provision) benefit(a)	(20,547)	(7,303)	8,860	(3,954)	850	-	(22,094)
Net income (loss)	$41,391	$11,145	$40,536	$5,881	$(1,347)	$-	$97,606

(a) In December 2017, there was a $21.7 million one-time tax impact as a result of the Tax Act.

(In thousands) MGE	Electric	Gas	Non-Regulated Energy	Consolidation/ Elimination Entries	Consolidated Total
Year Ended December 31, 2019
Operating revenues	$408,285	$159,875	$695	$-	$568,855
Interdepartmental revenues	806	16,070	40,020	(56,896)	-
Total operating revenues	409,091	175,945	40,715	(56,896)	568,855
Depreciation and amortization	(52,755)	(11,320)	(7,487)	-	(71,562)
Other operating expenses	(297,156)	(145,097)	(144)	56,896	(385,501)
Operating income	59,180	19,528	33,084	-	111,792
Other income, net	7,153	3,550	-	-	10,703
Interest expense, net	(14,978)	(4,237)	(5,083)	-	(24,298)
Income before taxes	51,355	18,841	28,001	-	98,197
Income tax provision	(5,037)	(4,753)	(7,628)	-	(17,418)
Net income	46,318	14,088	20,373	-	80,779
Less: Net income attributable to
noncontrolling interest, net of tax	-	-	-	(22,349)	(22,349)
Net income attributable to MGE	$46,318	$14,088	$20,373	$(22,349)	$58,430

Year Ended December 31, 2018
Operating revenues	$400,882	$157,767	$1,119	$-	$559,768
Interdepartmental revenues	(289)	16,076	39,526	(55,313)	-
Total operating revenues	400,593	173,843	40,645	(55,313)	559,768
Depreciation and amortization	(38,925)	(10,060)	(7,427)	-	(56,412)
Other operating expenses	(297,374)	(145,883)	(144)	55,313	(388,088)
Operating income	64,294	17,900	33,074	-	115,268
Other income, net	7,294	3,132	-	-	10,426
Interest expense, net	(12,198)	(3,692)	(5,307)	-	(21,197)
Income before taxes	59,390	17,340	27,767	-	104,497
Income tax provision	(13,453)	(4,474)	(7,534)	-	(25,461)
Net income	45,937	12,866	20,233	-	79,036
Less: net income attributable to
noncontrolling interest, net of tax	-	-	-	(22,552)	(22,552)
Net income attributable to MGE	$45,937	$12,866	$20,233	$(22,552)	$56,484

Year Ended December 31, 2017
Operating revenues	$413,929	$148,834	$348	$-	$563,111
Interdepartmental revenues	(513)	14,965	44,468	(58,920)	-
Total operating revenues	413,416	163,799	44,816	(58,920)	563,111
Depreciation and amortization	(36,660)	(9,000)	(7,417)	-	(53,077)
Other operating expenses	(308,100)	(135,028)	(190)	58,920	(384,398)
Operating income	68,656	19,771	37,209	-	125,636
Other income, net	4,539	1,911	-	-	6,450
Interest expense, net	(11,257)	(3,234)	(5,533)	-	(20,024)
Income before taxes	61,938	18,448	31,676	-	112,062
Income tax (provision) benefit(a)	(20,547)	(7,303)	8,860	-	(18,990)
Net income	41,391	11,145	40,536	-	93,072
Less: Net income attributable to
noncontrolling interest, net of tax	-	-	-	(43,237)	(43,237)
Net income attributable to MGE	$41,391	$11,145	$40,536	$(43,237)	$49,835

(a) In December 2017, there was a $21.7 million one-time tax impact as a result of the Tax Act.

The following table shows segment information for MGE Energy's and MGE's assets and capital expenditures:

	Utility		Consolidated
(In thousands) MGE Energy	Electric	Gas	Non-regulated Energy	Transmission Investment(b)	All Others	Consolidation/ Elimination Entries	Total
Assets:
December 31, 2019	$1,308,277	$408,001	$258,004	$71,668	$443,278	$(407,564)	$2,081,664
December 31, 2018	1,193,083	377,005	265,301	66,366	465,661	(378,798)	1,988,618
December 31, 2017	1,058,988	354,875	270,384	61,783	485,548	(376,396)	1,855,182
Capital Expenditures:
Year ended Dec. 31, 2019	$125,086	$36,193	$2,757	$-	$-	$-	$164,036
Year ended Dec. 31, 2018	176,399	30,497	5,301	-	-	-	212,197
Year ended Dec. 31, 2017	77,353	26,847	3,931	-	-	-	108,131

	Utility		Consolidated
(In thousands) MGE	Electric	Gas	Non-regulated Energy	Consolidation/ Elimination Entries	Total
Assets:
December 31, 2019	$1,308,277	$408,001	$257,954	$(755)	$1,973,477
December 31, 2018	1,193,083	377,005	265,251	(448)	1,834,891
December 31, 2017	1,058,988	354,875	270,334	(156)	1,684,041
Capital Expenditures:
Year ended Dec. 31, 2019	$125,086	$36,193	$2,757	$-	$164,036
Year ended Dec. 31, 2018	176,399	30,497	5,301	-	212,197
Year ended Dec. 31, 2017	77,353	26,847	3,931	-	108,131

(b) In December 2017, there was a $20.4 million one-time tax impact as a result of the Tax Act.

23.Quarterly Summary of Operations - MGE Energy (unaudited).

(In thousands, except per share amounts)	Quarters Ended
2019	March 31	June 30	September 30	December 31
Operating revenues:
Electric revenues	$97,469	$97,077	$120,821	$93,613
Gas revenues	70,100	25,070	17,377	47,328
Total Operating Revenues	167,569	122,147	138,198	140,941
Operating expenses	137,057	102,364	99,460	119,064
Operating income	30,512	19,783	38,738	21,877
Interest and other income, net	(796)	(730)	(627)	(2,099)
Income tax provision	(5,709)	(3,505)	(7,454)	(3,116)
Earnings on common stock	$24,007	$15,548	$30,657	$16,662
Earnings per common share	$0.69	$0.45	$0.88	$0.48
Dividends per share	$0.338	$0.338	$0.353	$0.353

2018
Operating revenues:
Electric revenues	$94,867	$99,282	$119,388	$88,464
Gas revenues	62,765	24,980	18,407	51,615
Total Operating Revenues	157,632	124,262	137,795	140,079
Operating expenses	131,444	100,031	97,997	116,089
Operating income	26,188	24,231	39,798	23,990
Interest and other income, net	180	(52)	(695)	(1,987)
Income tax provision	(6,367)	(5,828)	(9,597)	(5,642)
Earnings on common stock	$20,001	$18,351	$29,506	$16,361
Earnings per common share	$0.58	$0.53	$0.85	$0.47
Dividends per share	$0.323	$0.323	$0.338	$0.338

Notes:

•The quarterly results of operations within a year may not be comparable because of seasonal and other factors.

•The sum of earnings per share of common stock for any four quarters may vary slightly from the earnings per share of common stock for the equivalent twelve-month period due to rounding.

•MGE Energy's operations are based primarily on its utility subsidiary MGE.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

MGE Energy and MGE

None.

Item 9A. Controls and Procedures.

MGE Energy and MGE

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

During the fourth quarter of 2019, each registrant's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to that registrant, including its subsidiaries, is accumulated and made known to that registrant's management, including its principal executive officer and its principal financial officer, by other employees of that registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, the registrants do not control or manage certain of their unconsolidated entities, and thus, their access and ability to apply their procedures to those entities is more limited than is the case for their consolidated subsidiaries.

As of December 31, 2019, the principal executive officer and principal financial officer of each registrant concluded that such registrant's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective to accomplish their objectives. Each registrant intends to strive continually to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2019, there were no changes in MGE Energy or MGE's internal controls over financial reporting that materially affected, or are reasonably likely to affect materially, MGE Energy or MGE's internal control over financial reporting.

MGE Energy and MGE

Management of MGE Energy and MGE are required to assess and report on the effectiveness of its internal control over financial reporting as of December 31, 2019. As a result of that assessment, management determined that there were no material weaknesses as of December 31, 2019 and, therefore, concluded that MGE Energy and MGE's internal control over financial reporting was effective. Management's Report on Internal Control Over Financial Reporting is included in Item 8. Financial Statements and Supplementary Data of this Report.

Item 9B. Other Information.

MGE Energy

None.

PART III.

Item 10. Directors, Executive Officers, and Corporate Governance.

MGE Energy

The information required by Item 10 relating to directors and nominees for election as directors at MGE Energy's annual meeting of shareholders is incorporated herein by reference to the information under the heading "ELECTION OF DIRECTORS" in MGE Energy's definitive proxy statement (2020 Proxy Statement) to be filed with the SEC before April 28, 2020. Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the information under the heading "BENEFICIAL OWNERSHIP – Delinquent Section 16(a) Reports" in the 2020 Proxy Statement.

The information required by Item 10 relating to executive officers is set forth above in Item 1. Business - Executive Officers of the Registrants.

Code of Ethics

MGE Energy has adopted a Code of Ethics applicable to its directors and all of its employees, including its chief executive officer, chief financial officer, and principal accounting officer. The Code of Ethics is available on MGE Energy's website at www.mgeenergy.com. Information contained on MGE Energy's website shall not be deemed incorporated into, or to be a part of, this report.

Item 11. Executive Compensation.

See Item 12.

On February 21, 2020, MGE Energy, Inc.'s Board of Directors adopted the MGE Energy, Inc. 2020 Performance Unit Plan. Eligible participants will be employees (including officers) selected by the Compensation Committee of the Board of Directors based upon their performance during the year immediately preceding the award. Plan participants may receive awards of (i) "performance units," which entitle the holder to receive a cash payment equal to the value of a designated number of shares of the Company's common stock, plus dividend equivalent payments thereon, based upon the achievement of specified performance goals during a performance period set by the Compensation Committee and (ii) "restricted units," which entitle the holder to receive a cash payment equal to the value of a designated number of shares of the Company's common stock, plus dividend equivalent payments thereon, at the end of a time period set by the Compensation Committee. Awards are subject to vesting provisions providing for 100% vesting at the end of the performance period, in the case of performance units, and at the end of the time period, in the case of restricted units, in each case as set by the Compensation Committee in the particular award. A participant's award may not exceed 70% of his or her base salary. No shares of common stock will be issued in connection with the Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

MGE Energy

The required information is included in the 2020 Proxy Statement, which will be filed with the SEC before April 28, 2020, for Item 11 under the section "EXECUTIVE COMPENSATION," not including "Compensation Committee Report," and "Cumulative Five-Year Total Return Comparison Graph," and for Item 12 under the section "BENEFICIAL OWNERSHIP," which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

MGE Energy

The information required by Item 13 is incorporated by reference herein from the "BOARD OF DIRECTORS INFORMATION" section in the 2020 Proxy Statement, which will be filed with the SEC before April 28, 2020.

Item 14. Principal Accounting Fees and Services.

MGE Energy

The information required by Item 14 is incorporated herein by reference to the information under the heading "RATIFICATION OF PRICEWATERHOUSECOOPERS LLP AS OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM" in the 2020 Proxy Statement, which will be filed with the SEC before April 28, 2020.

MGE

Independent Registered Public Accounting Firm Fees Disclosure

	2019	2018
Audit fees(a)	$1,256,951	$871,231
Audit-related fees(b)	162,777	371,838
Tax fees(c)	110,909	62,654
All other fees(d)	284,101	332,538

(a)Professional services rendered for the audits of the financial statements, review of the interim financial statements, opinion on the effectiveness of our internal control over financial reporting for MGE Energy, and services that generally only the independent auditor can reasonably provide, such as comfort letters, statutory audits, consents, and assistance with and review of documents filed with the SEC. Audit Fees for 2019 include professional services rendered in connection with implementation of a new enterprise resource planning system and the adoption of the new accounting standards.

(b)Audit-Related Fees for 2019 and 2018 include professional services rendered in connection with utility commission-mandated obligations. Fees for 2018 also include professional services rendered in connection with Enterprise Forward project implementation review that included review of security and internal controls. Enterprise Forward is a strategic information technology management project aimed at transforming MGE into a digital integrated utility and includes replacement of enterprise resource planning and customer information system applications.

(c)Tax Fees for 2019 and 2018 include review of federal and state income tax returns. Fees for 2019 also include review of an IRS Private Letter Ruling. Fees for 2018 also include Tax Reform services and tax planning.

(d)Other Fees for 2019 and 2018 include advisory services with respect to the Enterprise Forward project.

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

PART IV.

Item 15. Exhibits and Financial Statement Schedules.

(a) 1. Financial Statements.

MGE Energy
Consolidated Statements of Income for the years ended December 31, 2019, 2018, and 2017	54
Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018, and 2017	54
Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018, and 2017	55
Consolidated Balance Sheets as of December 31, 2019 and 2018	56
Consolidated Statements of Common Equity as of December 31, 2019, 2018, and 2017	57
Notes to Consolidated Financial Statements	62

MGE
Consolidated Statements of Income for the years ended December 31, 2019, 2018, and 2017	58
Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018, and 2017	58
Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018, and 2017	59
Consolidated Balance Sheets as of December 31, 2019 and 2018	60
Consolidated Statements of Common Equity as of December 31, 2019, 2018, and 2017	61
Notes to Consolidated Financial Statements	62

2. Financial Statement Schedules.

Schedule I – Condensed Parent Company Financial Statements as of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018, and 2017.	115
Schedule II – Valuation and Qualifying Accounts for MGE Energy, Inc. and Madison Gas and Electric Company for the years ended December 31, 2019, 2018, and 2017.	118

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

		Incorporated by Reference
Ex. No.	Exhibit Description	Form	File No.	Exhibit	Date Filed
3.1	Amended and Restated Articles of Incorporation of MGE Energy, Inc.	S-3 Registration Statement	333-197423	4.1	7/15/2014

3.2**	Amended and Restated Bylaws of MGE Energy, Inc.

3.3	Restated Articles of Incorporation of Madison Gas and Electric Company as in effect at October 25, 2012.	8-K	0-1125	3.1	10/25/2012

3.4	Amended Bylaws of Madison Gas and Electric Company as in effect at October 25, 2012	10-K	0-1125	3.3	3/26/2003

4.1	Indenture of Mortgage and Deed of Trust between Madison Gas and Electric Company and U.S. Bank, N.A. (successor to First Wisconsin Trust Company), as Trustee,	10-Q	0-49965	4.1	8/7/2018

4.2	Supplemental Indenture dated as of February 1, 1993 to aforementioned Indenture of Mortgage and Deed of Trust.	10-Q	0-49965	4.2	5/8/2018

4.3	Indenture between Madison Gas and Electric Company and The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One, N.A.), as Trustee	10-K	0-1125	4B	3/29/2000

4.4**	Description of Common Stock	-	-	-	-

10.1	Amended and Restated Credit Agreement dated as of February 7, 2019, among MGE Energy, Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	0-49965	10.1	2/13/2019

10.2	Amended and Restated Credit Agreement dated as of February 7, 2019, among Madison Gas and Electric Company, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	0-1125	10.2	2/13/2019

10.3	Amended and Restated Credit Agreement dated as of February 7, 2019, among Madison Gas and Electric Company, the Lenders party thereto and U.S. Bank National Association, as Administrative Agent.	8-K	0-1125	10.3	2/13/2019

10.4	Joint Power Supply Agreement with Wisconsin Power and Light Company and Wisconsin Public Service Corporation.	10-Q	0-49965	10.4	5/8/2018

10.5	Joint Power Supply Agreement (Exclusive of Exhibits) with Wisconsin Power and Light Company and Wisconsin Public Service Corporation.	10-Q	0-49965	10.5	8/7/2018

10.6	Second Amended and Restated Agreement for Construction and Operation of Columbia Generating Plant.	10-K	0-49965	10.6	2/22/2019

10.7	West Campus Cogeneration Facility Joint Ownership Agreement, dated as of October 13, 2003, among MGE Power West Campus, LLC, The Board of Regents of the University of Wisconsin System, and the State of Wisconsin, as Joint Owners.	10-Q	0-1125	10.19	11/8/2005

10.8	West Campus Cogeneration Facility Operation and Maintenance Agreement, dated as of October 13, 2003, among Madison Gas and Electric Company, as Operator, and the Board of Regents of the University of Wisconsin System, as Joint Owner.	10-Q	0-1125	10.20	11/8/2005

10.9	West Campus Cogeneration Facility Lease Agreement, dated as of March 18, 2004, among MGE Power West Campus, LLC, as Lessor, and Madison Gas and Electric Company, as Lessee.	10-Q	0-1125	10.21	11/8/2005

10.10	West Campus Cogeneration Facility Ground Lease, dated as of July 15, 2002, among MGE Power LLC, as Lessee, and the Board of Regents of the University of Wisconsin System, as Lessor.	10-Q	0-1125	10.22	11/8/2005

10.11	West Campus Cogeneration Facility Amendment of Ground Lease, dated as of March 18, 2004, among MGE Power West Campus, LLC, as Lessee, and the Board of Regents of the University of Wisconsin System, as Lessor.	10-Q	0-1125	10.23	11/8/2005

10.12	West Campus Cogeneration Facility MGE Ground Sublease, dated as of March 18, 2004, among MGE Power West Campus, LLC, as Lessee, and Madison Gas and Electric Company, as Lessor.	10-Q	0-1125	10.24	11/8/2005

10.13	Elm Road Generating Station Common Facilities Operating and Maintenance Agreement, dated as of December 17, 2004, among Madison Gas and Electric Company, Wisconsin Electric Power Company, and Wisconsin Public Power Inc., as Lessee/Owner Parties, and Wisconsin Electric Power Company, as Operating Agent.	10-Q	0-1125	10.7	11/8/2005

10.14	Elm Road Generating Station New Common Facilities Ownership Agreement, dated as of December 17, 2004, among MGE Power Elm Road, LLC, Elm Road Generating Station Supercritical, LLC, and Wisconsin Public Power Inc., as Joint Owners.	10-Q	0-1125	10.8	11/8/2005

10.15	Elm Road Generating Station I Ownership Agreement, dated as of December 17, 2004, among MGE Power Elm Road, LLC, Elm Road Generating Station Supercritical, LLC, and Wisconsin Public Power Inc., as Joint Owners, Elm Road Services, LLC, as Project Manager, and W.E. Power LLC.	10-Q	0-1125	10.9	11/8/2005

10.16	Elm Road Generating Station I Facility Lease Agreement, dated as of November 4, 2005, among MGE Power Elm Road, LLC, as Lessor, and Madison Gas and Electric Company, as Lessee.	10-Q	0-1125	10.10	11/8/2005

10.17	Elm Road Generating Station I Operating and Maintenance Agreement, dated as of December 17, 2004, among Madison Gas and Electric Company, Wisconsin Electric Power Company, and Wisconsin Public Power Inc., as Lessee/ Owners, and Wisconsin Electric Power Company, as Operating Agent.	10-Q	0-1125	10.11	11/8/2005

10.18	Elm Road Generating Station I Easement and Indemnification Agreement, dated as of December 17, 2004, among MGE Power Elm Road, LLC and Wisconsin Public Power Inc., as Grantees, and Wisconsin Electric Power Company, as Grantor.	10-Q	0-1125	10.12	11/8/2005

10.19	Assignment and Assumption Agreement, dated as of November 4, 2005 between MGE Power Elm Road, LLC and Madison Gas and Electric Company relating to Elm Road Generating Station I Easement and Indemnification Agreement, dated as of December 17, 2004, among MGE Power Elm Road, LLC and Wisconsin Public Power Inc., as Grantees, and Wisconsin Electric Power Company, as Grantor.	10-K	0-1125	10.16	3/8/2006

10.20	Elm Road Generating Station II Ownership Agreement, dated as of December 17, 2004, among MGE Power Elm Road, LLC, Elm Road Generating Station Supercritical, LLC, and Wisconsin Public Power Inc., as Joint Owners, Elm Road Services, LLC, as Project Manager, and W.E. Power LLC.	10-Q	0-1125	10.13	11/8/2005

10.21	Elm Road Generating Station II Facility Lease Agreement, dated as of November 4, 2005, among MGE Power Elm Road, LLC, as Lessor, and Madison Gas and Electric Company, as Lessee.	10-Q	0-1125	10.14	11/8/2005

10.22	Elm Road Generating Station II Operating and Maintenance Agreement, dated as of December 17, 2004, among Madison Gas and Electric Company, Wisconsin Electric Power Company, and Wisconsin Public Power Inc., as Lessee/ Owners, and Wisconsin Electric Power Company, as Operating Agent.	10-Q	0-1125	10.15	11/8/2005

10.23	Elm Road Generating Station II Easement and Indemnification Agreement, dated as of December 17, 2004, among MGE Power Elm Road, LLC and Wisconsin Public Power Inc., as Grantees, and Wisconsin Electric Power Company, as Grantor.	10-Q	0-1125	10.16	11/8/2005

10.24	Substation and Transformer Shared Use Agreement and Easement Agreement, dated as of September 29, 2006, among Madison Gas and Electric Company and Northern Iowa Windpower II LLC as Joint Owners.	10-Q	0-1125	10.6	11/7/2006

10.25	Management and Administration Agreement, dated as of October 13, 2006, among Madison Gas and Electric Company as Owner and Midwest Renewable Energy Resources, LLC as Manager.	10-Q	0-1125	10.7	11/7/2006

10.26*	Form of Severance Agreement.	10-K	0-49965	10.37	2/26/2009

10.27*	Form of Amendment to Severance Agreement.	10-Q	0-49965	10.1	5/5/2016

10.28*	Form of Severance Agreement for Officers hired on or after January 1, 2012.	10-Q	0-49965	10.2	5/5/2016

10.29*	Form of Deferred Compensation Agreement.	10-K	0-49965	10.38	2/26/2009

10.30*	Form of Amended and Restated Deferred Compensation Agreement.	10-K	0-49965	10.39	2/26/2009

10.31*	Form of Income Continuation Agreement as revised January 1, 2016.	10-Q	0-49965	10.3	5/5/2016

10.32*	Income Continuation Agreement	10-K	0-49965	10.32	2/22/2018

10.33*	Defined Contribution Supplemental Executive Retirement Plan	10-K	0-49965	10.32	2/24/2017

10.34*	Form of Participation Agreement for the Defined Contribution Supplemental Executive Retirement Plan	10-K	0-49965	10.33	2/24/2017

10.35*	MGE Energy, Inc., 2006 Performance Unit Plan, as amended.	10-Q	0-49965	10.1	5/5/2017

10.36*	Form of Performance Unit Award Agreement.	10-K	0-49965	10.42	2/26/2009

10.37*	Form of Amendment to Performance Unit Award Agreement.	8-K	0-49965	10.1	4/21/2011

10.38*	MGE Energy, Inc., 2013 Director Incentive Plan, as amended.	10-Q	0-49965	10.2	5/5/2017

10.39*	Form of 2013 Director Incentive Plan Award Agreement.	10-K	0-49965	10.38	2/27/2014

10.40*	MGE Energy, Inc., 2020 Performance Unit Plan	-	-	-	-

10.41*	Form of 2020 Performance Unit Award Agreement	-	-	-	-

21**	Subsidiaries of MGE Energy, Inc.	-	-	-	-

23.1**	Consent of Independent Registered Public Accounting Firm - MGE Energy, Inc.	-	-	-	-

23.2**	Consent of Independent Registered Public Accounting Firm - Madison Gas and Electric Company	-	-	-	-

31.1**	Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 filed by Jeffrey M. Keebler for MGE Energy, Inc.	-	-	-	-

31.2**	Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 filed by Jeffrey C. Newman for MGE Energy, Inc.	-	-	-	-

31.3**	Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 filed by Jeffrey M. Keebler for Madison Gas and Electric Company	-	-	-	-

31.4**	Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 filed by Jeffrey C. Newman for Madison Gas and Electric Company	-	-	-	-

32.1***	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) filed by Jeffrey M. Keebler for MGE Energy, Inc.	-	-	-	-

32.2***	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) filed by Jeffrey C. Newman for MGE Energy, Inc.	-	-	-	-

32.3***	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) filed by Jeffrey M. Keebler for Madison Gas and Electric Company	-	-	-	-

32.4***	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) filed by Jeffrey C. Newman for Madison Gas and Electric Company	-	-	-	-

101.INS**	XBRL Instance	-	-	-	-
101.SCH**	XBRL Taxonomy Extension Schema	-	-	-	-
101.CAL**	XBRL Taxonomy Extension Calculation	-	-	-	-
101.DEF**	XBRL Taxonomy Extension Definition	-	-	-	-
101.LAB**	XBRL Taxonomy Extension Labels	-	-	-	-
101.PRE**	XBRL Taxonomy Extension Presentation	-	-	-	-

*	Indicates a management contract or compensatory plan or arrangement.
**	Filed herewith.
***	Furnished herewith.

Item 16. Form 10-K Summary.

MGE Energy and MGE

None.

Schedule I
Condensed Parent Company Financial Statements

MGE Energy, Inc.
Statements of Comprehensive Income
(Parent Company Only)
(In thousands)

	For the Years Ended December 31,
	2019	2018	2017
Operating Expenses:
Other operations and maintenance	$815	$913	$880
Total Operating Expenses	815	913	880
Operating Loss	(815)	(913)	(880)
Equity in earnings of investments	87,728	85,220	99,246
Other (loss) income, net	(1,500)	(1,966)	(2,165)
Interest income, net	1,224	1,489	605
Income before income taxes	86,637	83,830	96,806
Income tax provision	237	389	800
Net Income	86,874	84,219	97,606
Other Comprehensive Income, Net of Tax:
Unrealized gain on available-for-sale securities, net of
tax ($-, $-, and $(117))	-	-	175
Comprehensive Income	$86,874	$84,219	$97,781

The accompanying notes are an integral part of the above consolidated financial statements.

MGE Energy, Inc.
Statements of Cash Flows
(Parent Company Only)
(In thousands)

	For the Years Ended December 31,
	2019	2018	2017
Net Cash Flows Provided by Operating Activities	$27,901	$27,211	$70,268
Investing Activities:
Contributions to affiliates	(33,631)	(3,200)	(6,522)
Contributions to other investments	(4,496)	(2,626)	(4,534)
Other	214	873	843
Cash Used for Investing Activities	(37,913)	(4,953)	(10,213)
Financing Activities:
Cash dividends paid on common stock	(47,842)	(45,762)	(43,682)
Other	-	-	(58)
Cash Used for Financing Activities	(47,842)	(45,762)	(43,740)
Change in cash, cash equivalents, and restricted cash	(57,854)	(23,504)	16,315
Cash, cash equivalents, and restricted cash at beginning of period	75,036	98,540	82,225
Cash, cash equivalents, and restricted cash at end of period	$17,182	$75,036	$98,540

The accompanying notes are an integral part of the above consolidated financial statements.

Schedule I
Condensed Parent Company Financial Statements (continued)

MGE Energy, Inc.
Balance Sheets
(Parent Company Only)
(In thousands)

	As of December 31,
ASSETS	2019	2018
Current Assets:
Cash and cash equivalents	$17,182	$75,036
Other current assets	3,180	3,646
Total Current Assets	20,362	78,682
Other deferred assets and other	498	110
Investments:
Investments in affiliates	856,444	763,625
Other investments	12,910	7,672
Total Investments	869,354	771,297
Total Assets	$890,214	$850,089

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable to affiliates	$530	$617
Other current liabilities	2,314	2,500
Total Current Liabilities	2,844	3,117
Other Credits:
Deferred income taxes	29,006	27,151
Accounts payable to affiliates	2,647	3,177
Other deferred liabilities	41	-
Total Other Credits	31,694	30,328
Shareholders' Equity:
Common shareholders' equity	350,936	350,936
Retained earnings	504,740	465,708
Total Shareholders' Equity	855,676	816,644
Commitments and contingencies (see Footnote 3)
Total Liabilities and Shareholders' Equity	$890,214	$850,089

The accompanying notes are an integral part of the above consolidated financial statements.

Schedule I

Condensed Parent Company Financial Statements (continued)

Notes to Condensed Financial Statements

(Parent Company Only)

1.Basis of Presentation.

MGE Energy is a holding company and conducts substantially all of its business operations through its subsidiaries. For Parent Company only presentation, investment in subsidiaries are accounted for using the equity method. These condensed Parent Company financial statements and related notes have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X. These statements should be read in conjunction with the financial statements and the notes in Item 8. Financial Statements and Supplementary Data of the Annual Report on Form 10-K for the year ended December 31, 2019.

2.Credit Agreements.

As of December 31, 2019, MGE Energy had access to an unsecured, committed credit facility with aggregate bank commitments of $50.0 million. As of December 31, 2019, no borrowings were outstanding under this facility. See Footnote 13 of the Notes to Consolidated Financial Statements in this Report for further information regarding MGE Energy's credit agreement.

3.Commitments and Contingencies.

See Footnote 16 of the Notes to Consolidated Financial Statements in this Report for information regarding commitments and contingencies.

4.Dividends from Affiliates.

	Dividends from Affiliates
(In thousands)	2019	2018	2017
MGE	$-	$-	$45,000
MGE Power Elm Road	15,500	15,500	12,000
MGE Power West Campus	8,000	6,500	6,000
MGE Transco	4,653	4,625	4,669
MGEE Transco	93	60	112
NGV Fueling Services	-	50	-
Total	$28,246	$26,735	$67,781

Dividend Restrictions

Dividend payments by MGE to MGE Energy are subject to restrictions arising under a PSCW rate order and, to a lesser degree, MGE's first mortgage bonds. The PSCW order restricts any dividends that MGE may pay MGE Energy if its common equity ratio, calculated in the manner used in the rate proceeding, is less than 55%. MGE's thirteen month rolling average common equity ratio as of December 31, 2019, is 57.3% as determined under the calculation used in the rate proceeding. This restriction did not impact MGE's payment of dividends in 2019. No cash dividends were paid by MGE to MGE Energy in 2019 or 2018. The rate proceeding calculation includes as indebtedness imputed amounts for MGE's outstanding purchase power capacity payments and other PSCW adjustments but does not include the indebtedness associated with MGE Power Elm Road or MGE Power West Campus, which are consolidated into MGE's financial statements but are not direct obligations of MGE.

MGE has covenanted with the holders of its first mortgage bonds not to declare or pay any dividend or make any other distribution on or purchase any shares of its common stock unless, after giving effect thereto, the aggregate amount of all such dividends and distributions and all amounts applied to such purchases, after December 31, 1945, shall not exceed the earned surplus (retained earnings) accumulated subsequent to December 31, 1945. As of December 31, 2019, approximately $465.2 million was available for the payment of dividends under this covenant.

See Footnotes 13 and 14 of the Notes to Consolidated Financial Statements in this Report for more information on dividend restrictions appearing in credit agreements and long-term debt, respectively.

Schedule II
MGE Energy, Inc. and Madison Gas and Electric Company
Valuation and Qualifying Accounts

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Net Accounts Written Off(a)	Balance at End of Period

Fiscal Year 2017:
Accumulated provision for uncollectibles	$3,443,296	1,015,970	20,400	(1,304,721)	$3,174,945

Fiscal Year 2018:
Accumulated provision for uncollectibles	$3,174,945	1,065,970	320,400	(1,407,653)	$3,153,662

Fiscal Year 2019:
Accumulated provision for uncollectibles	$3,153,662	1,614,943	20,160	(1,530,496)	$3,258,269

(a)Net of recovery of amounts previously written off.

Signatures - MGE Energy, Inc.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

MGE Energy, Inc.
(Registrant)

Date: February 26, 2020	/s/ Jeffrey M. Keebler
Chairman, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2020.

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

Madison Gas and Electric Company
(Registrant)

Date: February 26, 2020	/s/ Jeffrey M. Keebler
Chairman, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2020.

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