Form 10-Q
period 2020-03-31
MGE ENERGY INC; MADISON GAS & ELECTRIC CO
filed 2020-05-07
CIK 1161728, 61339

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:

March 31, 2020

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $1 Par Value Per Share	MGEE	The NASDAQ Stock Market
Number of Shares Outstanding of Each Class of Common Stock as of April 30, 2020
MGE Energy, Inc.	Common stock, $1.00 par value, 34,668,370 shares outstanding.
Madison Gas and Electric Company	Common stock, $1.00 par value, 17,347,894 shares outstanding (all of which are owned beneficially and of record by MGE Energy, Inc.).

Table of Contents

PART I. FINANCIAL INFORMATION.3

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

Consolidated Balance Sheets (unaudited)12

Consolidated Statements of Equity (unaudited)13

MGE Energy, Inc., and Madison Gas and Electric Company14

Notes to Consolidated Financial Statements (unaudited)14

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.32

Item 3. Quantitative and Qualitative Disclosures About Market Risk.44

Item 4. Controls and Procedures.47

PART II. OTHER INFORMATION.48

Item 1. Legal Proceedings.48

Item 1A. Risk Factors.48

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.49

Item 4. Mine Safety Disclosures.49

Item 5. Other Information.49

Item 6. Exhibits.50

Signatures - MGE Energy, Inc.51

Signatures - Madison Gas and Electric Company52

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

The factors that could cause actual results to differ materially from the forward-looking statements made by a registrant include: (a) those factors discussed in the registrants' 2019 Annual Report on Form 10-K: Item 1A. Risk Factors, as updated by Part II, Item 1A. Risk Factors in this report, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, as updated by Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations in this report, and Item 8. Financial Statements and Supplementary Data – Note 16, as updated by Part I, Item 1. Financial Statements – Note 8 in this report, and (b) other factors discussed herein and in other filings made by that registrant with the SEC.

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

MGE State Energy ServicesMGE State Energy Services, LLC

MGE TranscoMGE Transco Investment, LLC

MGEE TranscoMGEE Transco, LLC

North MendotaNorth Mendota Energy & Technology Park, LLC

Other Defined Terms:

2006 PlanMGE Energy's 2006 Performance Unit Plan

2013 PlanMGE Energy's 2013 Director Incentive Plan

2020 PlanMGE Energy's 2020 Performance Unit Plan

ACEAffordable Clean Energy

AFUDCAllowance for Funds Used During Construction

ATCAmerican Transmission Company LLC

ATC HoldcoATC Holdco, LLC

BARTBest Available Retrofit Technology

Badger Hollow IBadger Hollow I Solar Farm

Badger Hollow IIBadger Hollow II Solar Farm

BATBest Available Technology

BlountBlount Station

BSERBest System of Emissions Reductions

CAVRClean Air Visibility Rule

CCRCoal Combustion Residual

codificationFinancial Accounting Standards Board Accounting Standards Codification

ColumbiaColumbia Energy Center

COVID-19Coronavirus Disease 2019

CSAPRCross-State Air Pollution Rule

DthDekatherms, a quantity measure for natural gas

EGUsElectric Generating Units

electric marginElectric revenues less fuel for electric generation and purchase power costs, a non-GAAP measure

Elm Road UnitsElm Road Generating Station

EPAUnited States Environmental Protection Agency

FERCFederal Energy Regulatory Commission

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

VIEVariable Interest Entity

WCCFWest Campus Cogeneration Facility

working capitalCurrent assets less current liabilities

WPLWisconsin Power and Light Company, a subsidiary of Alliant Energy Corporation

XBRLeXtensible Business Reporting Language

Item 1. Financial Statements.

MGE Energy, Inc.

Consolidated Statements of Income (unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,

	2020	2019
Operating Revenues:
Electric revenues	$93,028	$97,469
Gas revenues	56,845	70,100
Total Operating Revenues	149,873	167,569

Operating Expenses:
Fuel for electric generation	9,706	13,917
Purchased power	10,486	10,851
Cost of gas sold	30,798	43,253
Other operations and maintenance	44,369	46,934
Depreciation and amortization	18,167	17,139
Other general taxes	4,907	4,963
Total Operating Expenses	118,433	137,057
Operating Income	31,440	30,512

Other income, net	5,671	4,851
Interest expense, net	(6,061)	(5,647)
Income before income taxes	31,050	29,716
Income tax provision	(5,013)	(5,709)
Net Income	$26,037	$24,007

Earnings Per Share of Common Stock
(basic and diluted)	$0.75	$0.69

Dividends per share of common stock	$0.353	$0.338

Weighted Average Shares Outstanding
(basic and diluted)	34,668	34,668

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2020	2019
Operating Activities:
Net income	$26,037	$24,007
Items not affecting cash:
Depreciation and amortization	18,167	17,139
Deferred income taxes	1,433	(1,359)
Provision for doubtful receivables	734	634
Employee benefit plan (credit) cost	(940)	474
Equity earnings in ATC	(2,266)	(2,218)
Other items	(1,974)	32
Changes in working capital items:
Decrease in current assets	14,089	13,665
(Decrease) increase in current liabilities	(2,738)	3,182
Dividends from ATC	2,700	2,012
Cash contributions to pension and other postretirement plans	(1,470)	(957)
Other noncurrent items, net	47	(3,416)
Cash Provided by Operating Activities	53,819	53,195

Investing Activities:
Capital expenditures	(46,758)	(31,933)
Capital contributions to investments	(1,643)	(740)
Other	(398)	(206)
Cash Used for Investing Activities	(48,799)	(32,879)

Financing Activities:
Cash dividends paid on common stock	(12,221)	(11,701)
Repayments of long-term debt	(1,155)	(1,129)
Net proceeds from (repayments of) short-term debt	3,000	(7,000)
Other	(664)	(999)
Cash Used for Financing Activities	(11,040)	(20,829)

Change in cash, cash equivalents, and restricted cash	(6,020)	(513)
Cash, cash equivalents, and restricted cash at beginning of period	25,814	84,929
Cash, cash equivalents, and restricted cash at end of period	$19,794	$84,416

Supplemental disclosures of cash flow information:
Significant noncash investing activities:
Accrued capital expenditures	$8,129	$3,428

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Balance Sheets (unaudited)

(In thousands)

	March 31,	December 31,
ASSETS	2020	2019
Current Assets:
Cash and cash equivalents	$17,451	$23,481
Accounts receivable, less reserves of $3,282 and $2,820, respectively	39,352	40,482
Other accounts receivable, less reserves of $370 and $438 , respectively	8,722	7,940
Unbilled revenues	22,633	25,899
Materials and supplies, at average cost	27,647	26,287
Fuel for electric generation, at average cost	8,354	8,358
Stored natural gas, at average cost	4,723	10,637
Prepaid taxes	11,888	16,892
Regulatory assets - current	12,182	11,432
Other current assets	9,241	10,233
Total Current Assets	162,193	181,641
Other long-term receivables	1,754	1,811
Regulatory assets	131,319	134,314
Pension benefit asset	16,480	13,630
Other deferred assets and other	18,518	19,093
Property, Plant, and Equipment:
Property, plant, and equipment, net	1,524,782	1,530,199
Construction work in progress	128,321	112,484
Total Property, Plant, and Equipment	1,653,103	1,642,683
Investments	89,330	88,492
Total Assets	$2,072,697	$2,081,664

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$19,686	$19,659
Short-term debt	3,000	-
Accounts payable	39,188	55,161
Accrued interest and taxes	7,568	7,244
Accrued payroll related items	9,243	12,752
Regulatory liabilities - current	11,369	9,228
Derivative liabilities	10,740	10,100
Other current liabilities	10,212	14,676
Total Current Liabilities	111,006	128,820
Other Credits:
Deferred income taxes	246,028	243,302
Investment tax credit - deferred	742	763
Regulatory liabilities	163,399	164,965
Accrued pension and other postretirement benefits	68,647	68,665
Derivative liabilities	12,870	15,340
Finance lease liabilities	17,581	17,379
Other deferred liabilities and other	60,318	63,013
Total Other Credits	569,585	573,427
Capitalization:
Common shareholders' equity	869,492	855,676
Long-term debt	522,614	523,741
Total Capitalization	1,392,106	1,379,417
Commitments and contingencies (see Footnote 8)
Total Liabilities and Capitalization	$2,072,697	$2,081,664

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Common Equity (unaudited)

(In thousands, except per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income/(Loss)	Total
Three Months Ended March 31, 2019
Beginning Balance	34,668	$34,668	$316,268	$465,708	$-	$816,644
Net income				24,007		24,007
Common stock dividends declared
($0.338 per share)				(11,701)		(11,701)
Ending Balance - March 31, 2019	34,668	$34,668	$316,268	$478,014	$-	$828,950

Three Months Ended March 31, 2020
Beginning Balance	34,668	$34,668	$316,268	$504,740	$-	$855,676
Net income				26,037		26,037
Common stock dividends declared
($0.353 per share)				(12,221)		(12,221)
Ending Balance - March 31, 2020	34,668	$34,668	$316,268	$518,556	$-	$869,492

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Income (unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2020	2019
Operating Revenues:
Electric revenues	$93,028	$97,469
Gas revenues	56,845	70,100
Total Operating Revenues	149,873	167,569

Operating Expenses:
Fuel for electric generation	9,706	13,917
Purchased power	10,486	10,851
Cost of gas sold	30,798	43,253
Other operations and maintenance	44,150	46,662
Depreciation and amortization	18,167	17,139
Other general taxes	4,907	4,963
Total Operating Expenses	118,214	136,785
Operating Income	31,659	30,784

Other income, net	3,380	2,207
Interest expense, net	(6,111)	(5,995)
Income before income taxes	28,928	26,996
Income tax provision	(4,371)	(4,926)
Net Income	$24,557	$22,070
Less Net Income Attributable to Noncontrolling Interest, net of tax	(5,493)	(5,490)
Net Income Attributable to MGE	$19,064	$16,580

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2020	2019
Operating Activities:
Net income	$24,557	$22,070
Items not affecting cash:
Depreciation and amortization	18,167	17,139
Deferred income taxes	976	(2,002)
Provision for doubtful receivables	734	634
Employee benefit plan (credit) cost	(940)	474
Other items	(1,721)	604
Changes in working capital items:
Decrease in current assets	12,953	13,737
Increase in current liabilities	290	5,532
Cash contributions to pension and other postretirement plans	(1,470)	(957)
Other noncurrent items, net	(428)	(3,629)
Cash Provided by Operating Activities	53,118	53,602

Investing Activities:
Capital expenditures	(46,758)	(31,933)
Other	(406)	(228)
Cash Used for Investing Activities	(47,164)	(32,161)

Financing Activities:
Distributions to parent from noncontrolling interest	(7,000)	(7,500)
Repayments of long-term debt	(1,155)	(1,129)
Net proceeds from (repayments of) short-term debt	3,000	(7,000)
Other	(664)	(844)
Cash Used for Financing Activities	(5,819)	(16,473)

Change in cash, cash equivalents, and restricted cash	135	4,968
Cash, cash equivalents, and restricted cash at beginning of period	5,529	6,670
Cash, cash equivalents, and restricted cash at end of period	$5,664	$11,638

Supplemental disclosures of cash flow information:
Significant noncash investing activities:
Accrued capital expenditures	$8,129	$3,428

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Balance Sheets (unaudited)

(In thousands)

	March 31,	December 31,
ASSETS	2020	2019
Current Assets:
Cash and cash equivalents	$3,321	$3,196
Accounts receivable, less reserves of $3,282 and $2,820, respectively	39,352	40,482
Affiliate receivables	645	530
Accounts receivable, less reserves of $370 and $438 , respectively	8,718	7,936
Unbilled revenues	22,633	25,899
Materials and supplies, at average cost	27,647	26,287
Fuel for electric generation, at average cost	8,354	8,358
Stored natural gas, at average cost	4,723	10,637
Prepaid taxes	11,786	15,463
Regulatory assets - current	12,182	11,432
Other current assets	8,767	10,065
Total Current Assets	148,128	160,285
Affiliate receivable long-term	2,515	2,648
Regulatory assets	131,319	134,314
Pension benefit asset	16,480	13,630
Other deferred assets and other	19,048	19,680
Property, Plant, and Equipment:
Property, plant, and equipment, net	1,524,810	1,530,227
Construction work in progress	128,321	112,484
Total Property, Plant, and Equipment	1,653,131	1,642,711
Investments	227	209
Total Assets	$1,970,848	$1,973,477

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$19,686	$19,659
Short-term debt	3,000	-
Accounts payable	38,897	54,845
Accrued interest and taxes	10,088	8,754
Accrued payroll related items	9,243	12,752
Regulatory liabilities - current	11,369	9,228
Derivative liabilities	10,740	10,100
Other current liabilities	10,212	12,683
Total Current Liabilities	113,235	128,021
Other Credits:
Deferred income taxes	216,310	214,041
Investment tax credit - deferred	742	763
Regulatory liabilities	163,399	164,965
Accrued pension and other postretirement benefits	68,647	68,665
Derivative liabilities	12,870	15,340
Finance lease liabilities	17,581	17,379
Other deferred liabilities and other	60,304	62,973
Total Other Credits	539,853	544,126
Capitalization:
Common shareholder's equity	656,350	637,286
Noncontrolling interest	138,796	140,303
Total Equity	795,146	777,589
Long-term debt	522,614	523,741
Total Capitalization	1,317,760	1,301,330
Commitments and contingencies (see Footnote 8)
Total Liabilities and Capitalization	$1,970,848	$1,973,477

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Equity (unaudited)

(In thousands)

					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling
	Shares	Value	Capital	Earnings	Income/(Loss)	Interest	Total
Three Months Ended March 31, 2019
Beginning balance	17,348	$17,348	$192,417	$338,591	$-	$141,454	$689,810
Net income				16,580		5,490	22,070
Distributions to parent from
noncontrolling interest						(7,500)	(7,500)
Ending Balance - March 31, 2019	17,348	$17,348	$192,417	$355,171	$-	$139,444	$704,380

Three Months Ended March 31, 2020
Beginning balance	17,348	$17,348	$222,917	$397,021	$-	$140,303	$777,589
Net income				19,064		5,493	24,557
Distributions to parent from
noncontrolling interest						(7,000)	(7,000)
Ending Balance - March 31, 2020	17,348	$17,348	$222,917	$416,085	$-	$138,796	$795,146

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc., and Madison Gas and Electric Company

Notes to Consolidated Financial Statements (unaudited)

March 31, 2020

1.

Summary of Significant Accounting Policies – MGE Energy and MGE.

a.Basis of Presentation.

This report is a combined report of MGE Energy and MGE. References in this report to "MGE Energy" are to MGE Energy, Inc. and its subsidiaries. References in this report to "MGE" are to Madison Gas and Electric Company.

MGE Power Elm Road and MGE Power West Campus own electric generating assets and lease those assets to MGE. Both entities are variable interest entities under applicable authoritative accounting guidance. MGE is considered the primary beneficiary of these entities as a result of contractual agreements. As a result, MGE has consolidated MGE Power Elm Road and MGE Power West Campus. See Footnote 3 of Notes to Consolidated Financial Statements under Item 8, Financial Statements and Supplementary Data, of MGE Energy's and MGE's 2019 Annual Report on Form 10-K (the 2019 Annual Report on Form 10-K).

The accompanying consolidated financial statements as of March 31, 2020, and for the three months ended, are unaudited but include all adjustments that MGE Energy and MGE management consider necessary for a fair statement of their respective financial statements. All adjustments are of a normal, recurring nature except as otherwise disclosed. The year-end consolidated balance sheet information was derived from the audited balance sheet appearing in the 2019 Annual Report on Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These notes should be read in conjunction with the financial statements and the notes on pages 54 through 107 of the 2019 Annual Report on Form 10-K.

b.COVID-19.

With the global outbreak of the Coronavirus Disease 2019 (COVID-19) and the declaration of a pandemic by the World Health Organization on March 11, 2020, U.S. governmental authorities have deemed electric and gas utilities critical infrastructure. MGE Energy therefore has an obligation to keep operating and maintaining its critical electric and gas infrastructure. On March 24, 2020, Wisconsin governor Tony Evers issued the "Safer at Home" order in an effort to limit business activities to essential services and encourage individuals to remain at home. On April 20, 2020, Evers released the "Badger Bounce Back" plan to reopen the Wisconsin economy in phases. MGE Energy and MGE's consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented. MGE Energy and MGE considered the impact of COVID-19 developments on the assumptions and estimates used in the preparation of these financial statements and determined that there were no material adverse impacts on the results of operations for the first quarter 2020.

c.Cash, Cash Equivalents, and Restricted Cash.

The following table presents the components of total cash, cash equivalents and restricted cash on the consolidated balance sheets.

	MGE Energy		MGE
	March 31,	December 31,	March 31,	December 31,
(In thousands)	2020	2019	2020	2019
Cash and cash equivalents	$17,451	$23,481	$3,321	$3,196
Restricted cash	473	619	473	619
Receivable - margin account	1,870	1,714	1,870	1,714
Cash, cash equivalents, and restricted cash	$19,794	$25,814	$5,664	$5,529

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

d.Trade Receivables, Allowance for Credit Losses, and Concentration Risk.

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. A 1% late payment charge is recorded on all receivables unpaid after the due date. However, the 1% late payment charge was temporarily suspended in late March 2020 in response to the PSCW's COVID-19 order. MGE has also suspended disconnection or refusal of services to any customer, with limited exceptions, in response to the order. See Footnote 9.c. for further information.

The allowance for credit losses associated with these receivables represents our best estimate of the amount of probable credit losses in our existing accounts receivable. MGE manages concentration of credit risk through its credit and collection policies, which are consistent with state regulatory requirements. The allowance for credit losses is estimated based on historical write-off experience, regional economic data, review of the accounts receivable aging, and reasonable and supportable forecasts that affect the collectability of the reported amount. MGE has considered the effects of COVID-19 developments, including suspension of disconnections for non-payment, in its estimate of allowance for credit losses by applying data from historical recessions and other significant economic downturns. There was no material increase in the allowance for credit losses as of March 31, 2020, as a result of these developments. However, if adverse conditions continue for extended periods, they may result in a material increase in the allowance for credit losses in future periods. This potential increase cannot be reasonably estimated at this time. The PSCW issued a deferral accounting order for deferral of incremental COVID-19-related costs. Recovery of these costs will be addressed in future rate proceedings. See Footnote 9.c. for further information.

For the three months ended March 31, 2020, MGE recorded $0.9 million of reserves and $0.5 million in write-offs. As of March 31, 2020, MGE had a reserve balance of $3.7 million against accounts receivable.

2.

New Accounting Standards - MGE Energy and MGE.

Recently Adopted

Credit Losses.

In June 2016, the Financial Accounting Standards Board issued authoritative guidance within the codification's Credit Losses topic, which introduced a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The authoritative guidance became effective January 1, 2020. MGE adopted the standard on the effective date. The adoption of this standard did not have a material impact on MGE Energy's and MGE's financial statements. New disclosures are required under the new standard. See Footnote 1.d. for allowance for credit loss disclosures.

3.Investment in ATC and ATC Holdco - MGE Energy and MGE.

ATC owns and operates electric transmission facilities primarily in Wisconsin. MGE received an interest in ATC when it, like other Wisconsin electric utilities, contributed its electric transmission facilities to ATC as required by Wisconsin law. That interest is presently held by MGE Transco, which, as of December 1, 2016, is owned by MGE Energy. ATC Holdco was formed by several members of ATC, including MGE Energy, to pursue electric transmission development and investments outside of Wisconsin. The ownership interest in ATC Holdco is held by MGEE Transco, a subsidiary of MGE Energy.

MGE Transco and MGEE Transco have accounted for their investments in ATC and ATC Holdco, respectively, under the equity method of accounting. Equity earnings from investments are recorded as "Other income" on the consolidated statements of income of MGE Energy. MGE Transco recorded the following amounts related to its investment in ATC:

	Three Months Ended
	March 31,
(In thousands)	2020	2019
Equity earnings from investment in ATC	$2,266	$2,218
Dividends from ATC	2,391	2,012
Capital contributions to ATC	178	178

ATC Holdco was formed in December 2016. In the near term, it is expected that ATC Holdco will be pursuing transmission development opportunities that typically have long development and investment lead times before becoming operational.

In April 2020, MGE Transco made a $0.4 million capital contribution to ATC.

ATC's summarized financial data is as follows:

	Three Months Ended
	March 31,
(In thousands)	2020	2019
Operating revenues	$186,801	$177,715
Operating expenses	(95,211)	(90,387)
Other income, net	375	260
Interest expense, net	(28,888)	(29,118)
Earnings before members' income taxes	$63,077	$58,470

MGE receives transmission and other related services from ATC. During the three months ended March 31, 2020 and 2019, MGE recorded $7.7 million and $7.6 million, respectively, for transmission services received from ATC. MGE also provides a variety of operational, maintenance, and project management services for ATC, which is reimbursed by ATC. As of March 31, 2020, and December 31, 2019, MGE had a receivable due from ATC of $1.3 and $1.6 million, respectively. The receivable includes expenditures to fund transmission infrastructure upgrades at Badger Hollow I and Two Creeks. MGE will be reimbursed for these costs after the new generation assets have been placed into service.

4.

Taxes - MGE Energy and MGE.

Effective Tax Rate.

The consolidated income tax provision differs from the amount computed by applying the statutory federal income tax rate to income before income taxes, as follows:

	MGE Energy		MGE
Three Months Ended March 31,	2020	2019	2020	2019
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	6.3	6.3	6.3	6.2
Amortized investment tax credits	(0.1)	(0.1)	(0.1)	(0.1)
Credit for electricity from wind energy	(6.9)	(5.9)	(7.5)	(6.5)
AFUDC equity, net	(1.6)	(0.2)	(1.7)	(0.2)
Amortization of utility excess deferred tax - tax reform(a)	(2.6)	(2.4)	(2.8)	(2.6)
Other, net, individually insignificant	-	0.5	(0.1)	0.5
Effective income tax rate	16.1%	19.2%	15.1%	18.3%

(a)Included are impacts of the Tax Cuts and Jobs Act for the regulated utility for excess deferred taxes recognized using a normalization method of accounting. For the three months ended March 31, 2020 and 2019, MGE recognized $0.7 million and $0.6 million, respectively. The amount and timing of the cash impacts will depend on the period over which certain income tax benefits are provided to customers, which will be determined by the PSCW.

5.

Pension and Other Postretirement Plans - MGE Energy and MGE.

MGE maintains qualified and nonqualified pension plans, health care, and life insurance benefits and defined contribution 401(k) benefit plans for its employees and retirees.

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

The following table presents the components of net periodic benefit costs recognized.

	Three Months Ended
	March 31,
(In thousands)	2020	2019
Pension Benefits
Components of net periodic benefit cost:
Service cost	$1,316	$1,141
Interest cost	3,023	3,452
Expected return on assets	(6,811)	(5,547)
Amortization of:
Prior service credit	(31)	(28)
Actuarial loss	1,286	1,729
Net periodic benefit (credit) cost	$(1,217)	$747

Postretirement Benefits
Components of net periodic benefit cost:
Service cost	$311	$219
Interest cost	573	577
Expected return on assets	(790)	(681)
Amortization of:
Transition obligation	1	1
Prior service credit	(667)	(667)
Actuarial loss	70	106
Net periodic benefit (credit) cost	$(502)	$(445)

As a result of lower investment returns in the fourth quarter of 2018, pension and postretirement benefit costs increased in 2019. In August 2019, the PSCW approved MGE's request to defer the difference between estimated pension and other postretirement costs included in the 2019 and 2020 rate settlement and actual costs incurred. MGE expects that the deferred cost for employee benefit plans will be factored into future rate proceedings starting in 2021. During 2019, MGE deferred approximately $6.2 million of pension and other postretirement costs. MGE expects to over-collect benefit costs in 2020 rates, which will reduce the regulatory asset that we expect to be factored into future rate proceedings starting in 2021. For the three months ended March 31, 2020, MGE over-collected approximately $0.4 million of pension and other postretirement costs, which reduced the amount deferred in 2019. No costs were deferred for the three months ended March 31, 2019. The impact of this deferral has not been reflected in the table above.

6.

Equity and Financing Arrangements.

a.Common Stock - MGE Energy.

MGE Energy sells shares of its common stock through its Direct Stock Purchase and Dividend Reinvestment Plan (the Stock Plan). Those shares may be newly issued shares or shares that are purchased in the open market by an independent agent for participants in the Stock Plan. All sales under the Stock Plan are covered by a shelf registration statement that MGE Energy filed with the SEC. During the three months ended March 31, 2020 and 2019, MGE Energy issued no new shares of common stock under the Stock Plan.

b.Dilutive Shares Calculation - MGE Energy.

MGE Energy has no dilutive securities issued.

c.Long-term Debt - MGE Energy and MGE.

In April 2020, MGE borrowed $19.3 million from the City of Madison, Wisconsin's issuance of Industrial Development Revenue Refunding Bonds (Madison Gas and Electric Company Project), Series 2020A. The bonds carry an interest rate of 2.05% per annum with interest payable semi-annually on April 1 and October 1 of each year, commencing on October 1, 2020. The bonds require the holder to tender on April 30, 2023, at which time the bonds will either be repriced and remarketed or redeemed and retired. MGE used the proceeds to redeem $19.3 million of existing Industrial Development Revenue Refunding Bonds (Madison Gas and Electric Company Project), Series 2002B due October 1, 2027.

The funds for the loan were provided by a purchaser of the bonds pursuant to a Bond Purchase Agreement between that purchaser and MGE. The Bond Purchase and Covenants Agreement requires MGE to maintain a ratio of consolidated indebtedness to consolidated total capitalization not to exceed a maximum of 65%. Both consolidated indebtedness and consolidated total capitalization are to be determined in accordance with GAAP, except that amounts included within MGE's indebtedness and capitalization from "variable interest entities" are excluded. A change of control constitutes a default under the Bond Purchase Agreement. Change in control events are defined as (i) a failure by MGEE to hold 100% of the outstanding voting equity interest in MGE or (ii) the acquisition of beneficial ownership of 30% or more of the outstanding voting stock of MGEE by one person or two or more persons acting in concert.

7.

Share-Based Compensation - MGE Energy and MGE.

a.

2013 Director Incentive Plan and 2006 Performance Unit Plan

Under MGE Energy's 2013 Director Incentive Plan (the 2013 Plan) and its 2006 Performance Unit Plan (the 2006 Plan), non-employee directors and eligible employees, respectively, may receive performance units that entitle the holder to receive a cash payment equal to the value of a designated number of shares of MGE Energy's common stock, plus dividend equivalent payments thereon, at the end of the performance period set in the award. In accordance with the plans' provisions, these awards are subject to prescribed vesting schedules and must be settled in cash. Accordingly, no shares of common stock will be issued in connection with the plans.

In 2020, 5,048 units were granted under the 2013 Plan and are subject to a three-year graded vesting schedule. No units were granted under the 2006 Plan in 2020 in view of the adoption of the 2020 Performance Unit Plan described below. On the grant date, the cost of the director or employee services received in exchange for a performance unit award is measured based on the current market value of MGE Energy common stock. The fair value of the awards is remeasured quarterly, including as of March 31, 2020, as required by applicable accounting standards. Changes in fair value as well as the original grant are recognized as compensation cost. Since this amount is remeasured throughout the vesting period, the compensation cost is subject to variability.

For nonretirement-eligible employees under the 2006 Plan, stock-based compensation costs are accrued and recognized using the graded vesting method. Compensation cost for retirement-eligible employees or employees that will become retirement eligible during the vesting schedule are recognized on an abridged horizon as retirement eligibility accelerates vesting.

During the three months ended March 31, 2020 and 2019, MGE recorded $0.6 million in compensation benefit and $1.2 million in compensation expense, respectively, as a result of awards under the 2013 Plan and 2006 Plan. In January 2020, cash payments of $2.0 million were distributed relating to awards that were granted under the Plans in 2017, for the 2013 Plan, and in 2014, for the 2006 Plan. No forfeitures of units occurred during the three months ended March 31, 2020 and 2019. As of March 31, 2020, $3.4 million of outstanding awards were vested. Of this amount, no cash settlements have occurred as cash payments are only made at the end of the period covered by the awards.

b.

2020 Performance Unit Plan

The 2020 Performance Unit Plan (the 2020 Plan) was adopted in February 2020 for eligible employees. Plan participants may receive awards of performance units, restricted units, or both. Performance units entitle the holder to receive a cash payment equal to the value of a designated number of shares of MGE Energy's common stock, plus dividend-equivalent payments thereon, based upon achievement of specified performance goals during a performance period set by the Compensation Committee of the Board of Directors. Restricted units entitle the holder to receive a cash payment equal to the value of a designated number of shares of MGE Energy's common stock, plus dividend-equivalent payments thereon, at the end of a defined time period. Awards are subject to vesting provisions providing for 100% vesting at the end of the performance period in the case of performance units and at the end of the time period in the case of restricted units. The performance units and restricted units will be paid out in cash and are accounted for as a liability award. No shares of common stock will be issued in connection with the 2020 Plan.

In April 2020, 9,822 performance units and 9,822 restricted units were granted under the 2020 Plan. The 2020 performance shares contain market and performance conditions. The market condition is based on total shareowner return relative to an investor-owned utility peer group. The performance condition is based on achievement of certain targets (such as an earnings growth target). The fair value of each performance unit is based on the fair value of the underlying common stock on the grant date and the probability of satisfying the market and performance conditions contained in the agreement during the three-year performance period. The actual number of performance units that will be paid out upon vesting is dependent upon actual performance and may range from zero to 200% of the target number of units. The 2020 restricted units will vest based on a three-year cliff vesting schedule.

8.

Commitments and Contingencies.

a.Environmental - MGE Energy and MGE.

MGE Energy and MGE are subject to frequently changing local, state, and federal regulations concerning air quality, water quality, land use, threatened and endangered species, hazardous materials handling, and solid waste disposal. These regulations affect the manner in which operations are conducted, the costs of operations, as well as capital and operating expenditures. Several of these environmental rules are subject to legal challenges, reconsideration and/or other uncertainties. Regulatory initiatives, proposed rules, and court challenges to adopted rules could have a material effect on capital expenditures and operating costs. Management believes compliance costs will be recovered in future rates based on previous treatment of environmental compliance projects. These initiatives, proposed rules, and court challenges include:

•The EPA's published water effluent limitations guidelines and standards for steam electric power plants, which focus on the reduction of metals and other pollutants in wastewater from new and existing power plants. MGE is currently evaluating proposed rule modifications for applicability to the Columbia and Elm Road Units. Until the modifications are finalized, MGE will not know with certainty how operations will be impacted.

•The EPA's cooling water intake rules, which require cooling water intake structures at electric power plants to meet best available technology (BAT) standards so that mortality from entrainment (drawing aquatic life into a plant's cooling system) and impingement (trapping aquatic life on screens) are reduced. MGE will need to conduct studies at its Blount plant by the end of 2021 to determine BAT. Columbia's operators will also need to determine BAT. Future BAT requirements at Blount and Columbia will be based on the results of these intake studies and will be specified in the next permits expected to be issued in 2023 or later. MGE expects that this rule will not have a material effect on its existing plants.

•Greenhouse Gas (GHG) reduction guidelines and approval criteria established under the Clean Air Act for states to use in developing plans to control GHG emissions from existing fossil fuel-fired electric generating units (EGUs).

In 2019, the EPA published a final rule creating the Affordable Clean Energy (ACE) rule to reduce greenhouse gas emissions from existing coal-fired EGUs. The ACE rule directs states to submit plans to the EPA for approval that implement standards of performance (called Best System of Emissions Reductions, or BSER) for individual coal-fired EGUs over 25 MW. The ACE rule defines BSER as on-site "inside the fenceline," heat-rate efficiency improvements. Under the ACE rule, states have the primary role in developing standards of performance that result from the application of BSER. States have three years to develop and submit compliance plans to the EPA. The EPA will have a year to review and approve those plans. States are then given 24 months from the approval date to implement the plan and can extend the compliance schedule for units that meet progress milestones.

The ACE rule will apply to Columbia and the Elm Road Units. MGE is currently evaluating how this rule may impact operations and monitoring state activity on BSER development. Until the State of Wisconsin develops a plan that is accepted by the EPA, MGE will not be able to determine the final impact of the rule. Additionally, the ACE rule and repeal of the Clean Power Plan are subject to a legal challenge pending in the United States District Court of the District of Columbia. MGE will continue to evaluate the plan development within the state and monitor ongoing and potential legal proceedings associated with the ACE rule.

•The EPA's rule to regulate ambient levels of ozone through the 2015 Ozone National Ambient Air Quality Standards (NAAQS).

In May 2018, the EPA issued a final rule that designated the northeast portion of Milwaukee County as being in nonattainment with this NAAQS. The Elm Road Units are located in Milwaukee County, outside the designated nonattainment area. In August 2018, several environmental groups, the City of Chicago, and the State of Illinois filed federal lawsuits challenging several of the EPA's attainment designation decisions, including the partial Milwaukee County designation as being too narrow and not sufficiently protective. MGE is monitoring the outcome of this lawsuit and how it may affect our Elm Road Units in Milwaukee County. At this time, MGE expects that the 2015 Ozone NAAQS will not have a material effect on its existing plants based on final designations.

•Rules regulating nitrogen oxide (NOx) and sulfur dioxide (SO2) emissions, including the Cross State Air Pollution Rule (CSAPR) and Clean Air Visibility Rule (CAVR).

The EPA's CSAPR and its progeny are a suite of interstate air pollution transport rules designed to reduce ozone and fine particulate (PM2.5) air levels in areas that the EPA has determined as being significantly impacted by pollution from upwind states. In September 2019, the U.S. Court of Appeals upheld the legal argument that the EPA cannot provide a partial remedy to the Clean Air Act's "Good Neighbor Provision," which addresses interstate transport of pollutants from upwind states to downwind states. Wisconsin is considered an upwind state under CSAPR and is potentially impacted by rules that the EPA will develop to address this remand. MGE has met its current CSAPR obligations through a combination of reduced emissions through pollution control (e.g., SCR installation at Columbia), as well as owned, received, and purchased allowances. While uncertainty remains around CSAPR due to legal challenges, MGE expects that it will meet ongoing CSAPR obligations for the foreseeable future. MGE will continue to monitor developments in EPA revisions after the remand and any ongoing litigation over this rule.

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

In December 2019, the EPA introduced a proposed rule to revise some of the closure standards that are in the 2015 CCR Rule. If the proposed rule is finalized MGE does not anticipate that it will have a material impact on our operations.

b.Legal Matters - MGE Energy and MGE.

MGE is involved in various legal matters that are being defended and handled in the normal course of business. MGE accrues for costs that are probable of being incurred and subject to reasonable estimation. The accrued amount for these matters is not material to the financial statements. MGE does not expect the resolution of these matters to have a material adverse effect on its consolidated results of operations, financial condition, or cash flows.

9.

Rate Matters - MGE Energy and MGE.

a.Rate Proceedings.

In December 2018, the PSCW approved a settlement agreement between MGE and intervening parties in the then-pending rate case. The settlement decreased electric rates by 2.24%, or $9.2 million, in 2019. MGE maintained this rate level for 2020, with the exception that MGE's electric rates were adjusted by the 2020 Fuel Cost Plan. The decrease in electric rates reflects the ongoing tax impacts of the Tax Act. Lower fuel costs and an increase in rate base from renewable generation assets further impacted the rate change. In 2020, electric rates decreased 0.84%, or $3.4 million, as approved by the

PSCW in December 2019 in the 2020 Fuel Cost Plan. The settlement agreement increased gas rates by 1.06%, or $1.7 million, in 2019 and 1.46%, or $2.4 million, in 2020. The gas increase covers infrastructure costs. It also reflects the impacts of the Tax Act. The return on common stock equity for 2019 and 2020 is 9.8% based on a capital structure consisting of 56.6% common equity in 2019 and 56.1% common equity in 2020.

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

The PSCW issued a final decision in the 2018 fuel rules proceedings for MGE to refund additional fuel savings incurred to its retail electric customers over a one-month period. MGE returned $9.5 million of electric fuel-related savings in October 2019. There was no change to the refund in the fuel rules proceedings from the amount MGE deferred in the previous year.

As of March 31, 2020, MGE had no 2020 fuel savings deferred. As of December 31, 2019, MGE had deferred $1.5 million of 2019 fuel savings. These costs will be subject to the PSCW's annual review of 2019 fuel costs, which is expected to be completed in 2020.

c.COVID-19.

On March 24, 2020, the PSCW issued an order temporarily altering the tariff provisions of all public utilities in Wisconsin. Under the order, MGE: may not disconnect or refuse service to any customer, with limited exceptions; must offer deferred payment agreements for customers unable to pay a bill regardless of customer class; may not charge for late payments; and may not require a cash deposit or other guarantee as a condition of any new service. This order is expected to result in increased expenditures and foregone revenue. However, on March 24, 2020, the PSCW issued an order authorizing deferral of expenditures, late payment charges, and cash deposits necessary to ensure the provision of safe, reliable and affordable access to utility services during the COVID-19 pandemic. As of March 31, 2020, MGE had deferred $0.2 million. Recovery of costs will be addressed in future rate proceedings.

10.

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

b.Notional Amounts.

The gross notional volume of open derivatives is as follows:

	March 31, 2020		December 31, 2019
Commodity derivative contracts	498,960	MWh	417,840	MWh
Commodity derivative contracts	4,650,000	Dth	6,605,000	Dth
FTRs	1,108	MW	2,750	MW
PPA	1,300	MW	1,450	MW

c.Financial Statement Presentation.

MGE purchases and sells exchange-traded and over-the-counter options, swaps, and future contracts. These arrangements are primarily entered into to help stabilize the price risk associated with gas or power purchases. These transactions are employed by both MGE's gas and electric segments. Additionally, as a result of the firm transmission agreements that MGE holds on electricity transmission paths in the MISO market, MGE holds financial transmission rights (FTRs). An FTR is a financial instrument that entitles the holder to a stream of revenues or charges based on the differences in hourly day-ahead energy prices between two points on the transmission grid. The fair values of these instruments are offset with a corresponding regulatory asset/liability depending on whether they are in a net loss/gain position. Depending on the nature of the instrument, the gain or loss associated with these transactions will be reflected as cost of gas sold, fuel for electric generation, or purchased power expense in the delivery month applicable to the instrument. As of March 31, 2020, and December 31, 2019, the cost basis of exchange traded derivatives and FTRs exceeded their fair value by $1.7 million and $1.4 million, respectively.

MGE is a party to a purchased power agreement that provides MGE with firm capacity and energy during a base term from June 1, 2012, through May 31, 2022. The agreement also allows MGE an option to extend the contract after the base term. The agreement is accounted for as a derivative contract and is recognized at its fair value on the consolidated balance sheets. However, the derivative qualifies for regulatory deferral and is recognized with a corresponding regulatory asset or liability depending on whether the fair value is in a loss or gain position. The fair value of the contract as of March 31, 2020, and December 31, 2019, reflected a loss position of $23.6 million and $25.4 million, respectively. The actual cost will be recognized in purchased power expense in the month of purchase.

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

	Derivative	Derivative
(In thousands)	Assets	Liabilities	Balance Sheet Location
March 31, 2020
Commodity derivative contracts(a)	$599	$2,159	Derivative liability (current)(b)
Commodity derivative contracts(a)	74	240	Derivative liability (long-term)
FTRs	9	-	Other current assets
PPA	N/A	10,740	Derivative liability (current)
PPA	N/A	12,870	Derivative liability (long-term)

December 31, 2019
Commodity derivative contracts(a)	$157	$1,521	Derivative liability (current)(b)
Commodity derivative contracts(a)	73	217	Derivative liability (long-term)
FTRs	73	-	Other current assets
PPA	N/A	10,100	Derivative liability (current)
PPA	N/A	15,340	Derivative liability (long-term)

(a) As of March 31, 2020, and December 31, 2019, collateral of $1.7 million and $1.5 million, respectively, was posted against and netted with derivative liability positions on the consolidated balance sheets.

(b) As of March 31, 2020, and December 31, 2019, MGE posted $0.3 million and $0.1 million, respectively, as other current assets on the consolidated balance sheets.

The following tables show the effect of netting arrangements for recognized derivative assets and liabilities that are subject to a master netting arrangement or similar arrangement on the consolidated balance sheets.

Offsetting of Derivative Assets
(In thousands)	Gross Amounts	Gross Amounts Offset in Balance Sheets	Collateral Posted Against Derivative Positions	Net Amount Presented in Balance Sheets
March 31, 2020
Commodity derivative contracts	$673	$(652)	$-	$21
FTRs	9	-	-	9

December 31, 2019
Commodity derivative contracts	$230	$(192)	$-	$38
FTRs	73	-	-	73

Offsetting of Derivative Liabilities
(In thousands)	Gross Amounts	Gross Amounts Offset in Balance Sheets	Collateral Posted Against Derivative Positions	Net Amount Presented in Balance Sheets
March 31, 2020
Commodity derivative contracts	$2,399	$(652)	$(1,747)	$-
PPA	23,610	-	-	23,610

December 31, 2019
Commodity derivative contracts	$1,738	$(192)	$(1,546)	$-
PPA	25,440	-	-	25,440

The following tables summarize the unrealized and realized gains/losses related to the derivative instruments on the consolidated balance sheets and the consolidated statements of income.

	2020		2019
(In thousands)	Current and Long-Term Regulatory Asset	Other Current Assets	Current and Long-Term Regulatory Asset	Other Current Assets
Three Months Ended March 31:
Balance at January 1,	$26,875	$1,100	$31,830	$377
Unrealized (gain) loss	(689)	-	(922)	-
Realized (loss) gain reclassified to a deferred account	(1,063)	1,063	(260)	260
Realized gain (loss) reclassified to income statement	204	(1,733)	375	(378)
Balance at March 31,	$25,327	$430	$31,023	$259

	Realized losses (gains)
	2020		2019
(In thousands)	Fuel for Electric Generation/ Purchased Power	Cost of Gas Sold	Fuel for Electric Generation/ Purchased Power	Cost of Gas Sold
Three Months Ended March 31:
Commodity derivative contracts	$680	$1,607	$270	$277
FTRs	(65)	-	(135)	-
PPA	(693)	-	(409)	-

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

The PPA has a provision that may require MGE to post collateral if MGE's debt rating falls below investment grade (i.e., below BBB-). The amount of collateral that it may be required to post varies from $20.0 million to $40.0 million, depending on MGE's nominated capacity amount. As of March 31, 2020, no collateral was required to be, or had been, posted. Certain counterparties extend MGE a credit limit. If MGE exceeds these limits, the counterparties may require collateral to be posted. As of March 31, 2020, and December 31, 2019, no counterparties were in a net liability position.

Nonperformance of counterparties to the non-exchange traded derivatives could expose MGE to credit loss. However, MGE enters into transactions only with companies that meet or exceed strict credit guidelines, and it monitors these counterparties on an ongoing basis to mitigate nonperformance risk in its portfolio. As of March 31, 2020, no counterparties had defaulted.

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

	March 31, 2020		December 31, 2019
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
MGE Energy
Assets:
Cash and cash equivalents	$17,451	$17,451	$23,481	$23,481
Liabilities:
Short-term debt - commercial paper	3,000	3,000	-	-
Long-term debt(a)	546,724	604,568	547,879	611,909

MGE
Assets:
Cash and cash equivalents	$3,321	$3,321	$3,196	$3,196
Liabilities:
Short-term debt - commercial paper	3,000	3,000	-	-
Long-term debt(a)	546,724	604,568	547,879	611,909

(a) Includes long-term debt due within one year. Excludes debt issuance costs and unamortized discount of $4.4 million and $4.5 million as of March 31, 2020, and December 31, 2019, respectively.

b.Recurring Fair Value Measurements.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis.

	Fair Value as of March 31, 2020
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Derivatives, net	$682	$634	$-	$48
Exchange-traded investments	1,382	1,382	-	-
Total Assets	$2,064	$2,016	$-	$48
Liabilities:
Derivatives, net(b)	$26,009	$314	$-	$25,695
Deferred compensation	3,195	-	3,195	-
Total Liabilities	$29,204	$314	$3,195	$25,695

MGE
Assets:
Derivatives, net	$682	$634	$-	$48
Exchange-traded investments	227	227	-	-
Total Assets	$909	$861	$-	$48
Liabilities:
Derivatives, net(b)	$26,009	$314	$-	$25,695
Deferred compensation	3,195	-	3,195	-
Total Liabilities	$29,204	$314	$3,195	$25,695

	Fair Value as of December 31, 2019
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Derivatives, net	$303	$189	$-	$114
Exchange-traded investments	1,271	1,271	-	-
Total Assets	$1,574	$1,460	$-	$114
Liabilities:
Derivatives, net(b)	$27,178	$608	$-	$26,570
Deferred compensation	3,157	-	3,157	-
Total Liabilities	$30,335	$608	$3,157	$26,570

MGE
Assets:
Derivatives, net	$303	$189	$-	$114
Exchange-traded investments	209	209	-	-
Total Assets	$512	$398	$-	$114
Liabilities:
Derivatives, net(b)	$27,178	$608	$-	$26,570
Deferred compensation	3,157	-	3,157	-
Total Liabilities	$30,335	$608	$3,157	$26,570

(b) These amounts are shown gross and exclude $1.7 million and $1.5 million of collateral that was posted against derivative positions with counterparties as of March 31, 2020 and December 31, 2019, respectively.

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

The purchased power agreement (see Footnote 10) was valued using an internal pricing model and therefore is classified as Level 3. The model projects future market energy prices and compares those prices to the projected power costs to be incurred under the contract. Inputs to the model require significant management judgment and estimation. Future energy prices are based on a forward power pricing curve using exchange-traded contracts in the electric futures market. A basis adjustment is applied to the market energy price to reflect the price differential between the market price delivery point and the counterparty delivery point. The historical relationship between the delivery points is reviewed and a discount (below 100%) or premium (above 100%) is derived. This comparison is done for both peak times when demand is high and off-peak times when demand is low. If the basis adjustment is lowered, the fair value measurement will decrease, and if the basis adjustment is increased, the fair value measurement will increase.

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

The following table presents the significant unobservable inputs used in the pricing model.

	Model Input
Significant Unobservable Inputs	March 31, 2020	December 31, 2019
Basis adjustment:
On peak	92.8%	92.1%
Off peak	93.5%	92.7%
Counterparty fuel mix:
Internal generation - range	46.0% - 65.0%	40.0% - 60.0%
Internal generation - weighted average	55.9%	52.2%
Purchased power - range	54.0% - 35.0%	60.0% - 40.0%
Purchased power - weighted average	44.1%	47.8%

The following table summarizes the changes in Level 3 commodity derivative assets and liabilities measured at fair value on a recurring basis.

	Three Months Ended
	March 31,
(In thousands)	2020	2019
Beginning balance	$(26,456)	$(32,002)
Realized and unrealized gains (losses):
Included in regulatory assets	810	719
Included in other comprehensive income	-	-
Included in earnings	(1,453)	(644)
Included in current assets	247	173
Purchases	5,015	5,765
Sales	-	-
Issuances	-	-
Settlements	(3,810)	(5,294)
Balance as of March 31,	$(25,647)	$(31,283)
Total gains (losses) included in earnings attributed to the change in unrealized gains (losses) related to assets and liabilities held at March 31,(c)	$-	$-

The following table presents total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis(c).

	Three Months Ended
	March 31,
(In thousands)	2020	2019
Purchased power expense	$(1,184)	$(556)
Cost of gas sold expense	(269)	(88)
Total	$(1,453)	$(644)

(c) MGE's exchange-traded derivative contracts, over-the-counter party transactions, purchased power agreement, and FTRs are subject to regulatory deferral. These derivatives are therefore marked to fair value and are offset in the financial statements with a corresponding regulatory asset or liability.

12.

Joint Plant Ownership - MGE Energy and MGE.

a. Two Creeks.

In May 2019, MGE acquired a 33% ownership interest in a 150 MW solar generation array to be constructed in the Town of Two Creeks and the City of Two Rivers in Manitowoc and Kewaunee Counties, Wisconsin. MGE's sole principal asset will be the 33% undivided ownership interest in the solar generation facility that is being constructed. The estimated share of capital costs for MGE's ownership interest is approximately $65 million (excluding AFUDC).

As of March 31, 2020, $44.2 million (excluding AFUDC) related to this project was reflected in "Construction work in progress" on the consolidated balance sheets. The project is anticipated to be completed by the end of 2020. MGE received specific approval to recover 100% AFUDC on the project. After tax, MGE has recognized $0.8 million in AFUDC equity related to this project for the three months ended March 31, 2020. MGE did not recognize any AFUDC equity related to this project for the three months ended March 31, 2019.

b. Badger Hollow I.

In July 2019, MGE acquired a 33% ownership interest in a 150 MW solar generation array to be constructed in southwestern Wisconsin in Iowa County, near the villages of Montfort and Cobb. MGE's sole principal asset will be the 33% undivided ownership interest in the solar generation facility that is being constructed. The estimated share of capital costs for MGE's ownership interest is approximately $65 million (excluding AFUDC).

As of March 31, 2020, $22.3 million (excluding AFUDC) related to this project was reflected in "Construction work in progress" on the consolidated balance sheets. The project is anticipated to be completed in April 2021. MGE received specific approval to recover 100% AFUDC on the project. After tax, MGE has recognized $0.4 million in AFUDC equity related to this project for the three months ended March 31, 2020. MGE did not recognize any AFUDC equity related to this project for the three months ended March 31, 2019.

13.

Revenue - MGE Energy and MGE.

Revenues disaggregated by revenue source were as follows:

	Three Months Ended
(In thousands)	March 31,
Electric revenues	2020	2019
Residential	$33,428	$34,581
Commercial	47,634	49,253
Industrial	2,800	2,931
Other-retail/municipal	8,204	8,239
Total retail	92,066	95,004
Sales to the market	482	1,961
Other revenues	442	451
Total electric revenues	$92,990	$97,416

Gas revenues
Residential	33,487	40,317
Commercial/Industrial	21,471	28,125
Total retail	54,958	68,442
Gas transportation	1,794	1,536
Other revenues	93	122
Total gas revenues	$56,845	$70,100

Nonregulated energy revenues	38	53
Total Operating Revenue	$149,873	$167,569

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

Retail Revenue (Residential, Commercial, Industrial, and Other Retail/Municipal)

Providing electric and gas utility service to retail customers represents MGE's core business activity. Tariffs are approved by the PSCW through a rate order and provide MGE's customers with standard terms and conditions, including pricing terms. The performance obligation to deliver electricity or gas is satisfied over time as the customer simultaneously receives and consumes the commodities provided by MGE. MGE recognizes revenues as the commodity is delivered to customers. Meters are read on a systematic basis throughout the month based on established meter-reading schedules and customers are subsequently billed for services received. At the end of the month, MGE accrues an estimate for unbilled commodities delivered to customers. The unbilled revenue estimate is based on daily system demand volumes, weather factors, estimated line losses, estimated customer usage by class, and applicable customer rates.

Utility Cost Recovery Mechanisms

MGE's tariff rates include a provision for fuel cost recovery. The PSCW allows Wisconsin utilities to defer electric fuel-related costs, less excess revenues, that fall outside a symmetrical cost tolerance band. Any over- or under-recovery of the actual costs in a given year is determined in the following year and is then reflected in future billings to electric retail customers. Over-collection of fuel-related costs that are outside the approved range will be recognized as a reduction of revenue. Under-collection of these costs will be recognized in "Purchased power" expense in the consolidated statements of income. The cumulative effects of these deferred amounts will be recorded in "Regulatory assets" or "Regulatory liabilities" on the consolidated balance sheets until they are reflected in future billings to customers. See Footnote 9.b. for further information.

MGE also has other cost recovery mechanisms. For example, any over-collection of the difference between actual costs incurred and the amount of costs collected from customers is recorded as a reduction of revenue in the period incurred.

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

Transportation of Gas

MGE has contracts under which it provides gas transportation services to customers who have elected to purchase gas from a third party. MGE delivers this via pipelines within its service territory. Revenue is recognized as service is rendered or gas is delivered to customers. Tariffs are approved by the PSCW through a rate order and provide gas transportation customers with standard terms and conditions, including pricing terms.

14.

Segment Information - MGE Energy and MGE.

MGE Energy operates in the following business segments: electric utility, gas utility, nonregulated energy, transmission investment, and all other. See the 2019 Annual Report on Form 10-K for additional discussion of each of these segments.

The following tables show segment information for MGE Energy's operations for the indicated periods:

(In thousands) MGE Energy	Electric	Gas	Nonregulated Energy	Transmission Investment	All Others	Consolidation/ Elimination	Consolidated Total
Three Months Ended March 31, 2020
Operating revenues from external customers	$92,990	$56,845	$38	$-	$-	$-	$149,873
Interdepartmental revenues	191	3,451	10,056	-	-	(13,698)	-
Total operating revenues	93,181	60,296	10,094	-	-	(13,698)	149,873
Equity in earnings of investments	-	-	-	2,286	-	-	2,286
Net income	11,463	8,034	5,060	1,663	(183)	-	26,037

Three Months Ended March 31, 2019
Operating revenues from external customers	$97,416	$70,100	$53	$-	$-	$-	$167,569
Interdepartmental revenues	199	4,962	9,973	-	-	(15,134)	-
Total operating revenues	97,615	75,062	10,026	-	-	(15,134)	167,569
Equity in earnings of investments	-	-	-	2,168	-	-	2,168
Net income	9,349	7,760	4,961	1,577	360	-	24,007

The following tables show segment information for MGE's operations for the indicated periods:

(In thousands) MGE	Electric	Gas	Nonregulated Energy	Consolidation/ Elimination	Consolidated Total
Three Months Ended March 31, 2020
Operating revenues from external customers	$92,990	$56,845	$38	$-	$149,873
Interdepartmental revenues	191	3,451	10,056	(13,698)	-
Total operating revenues	93,181	60,296	10,094	(13,698)	149,873
Net income attributable to MGE	11,463	8,034	5,060	(5,493)	19,064

Three Months Ended March 31, 2019
Operating revenues from external customers	$97,416	$70,100	$53	$-	$167,569
Interdepartmental revenues	199	4,962	9,973	(15,134)	-
Total operating revenues	97,615	75,062	10,026	(15,134)	167,569
Net income attributable to MGE	9,349	7,760	4,961	(5,490)	16,580

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

Our nonregulated energy operations own interests in electric generating capacity that is leased to MGE. The ownership/leasing structure was adopted under applicable state regulatory guidelines for MGE's participation in these generation facilities, consisting principally of a stable return on the equity investment in the new generation facilities over the term of the related leases. The nonregulated energy operations include an ownership interest in two coal-fired generating units in Oak Creek, Wisconsin and a partial ownership of a cogeneration project on the campus of the University of Wisconsin in Madison. A third party operates the units in Oak Creek, and MGE operates the cogeneration project. Due to the nature of MGE's participation in these facilities, the results of MGE Energy's nonregulated operations are also consolidated into MGE's consolidated financial position and results of operations under applicable accounting standards.

COVID-19 Update

With the global outbreak of the Coronavirus Disease 2019 (COVID-19) and the declaration of a pandemic by the World Health Organization on March 11, 2020, U.S. governmental authorities have deemed electric and gas utilities critical infrastructure. MGE Energy therefore has an obligation to keep operating and maintaining our critical electric and gas infrastructure. On March 24, 2020, Wisconsin governor Tony Evers issued the "Safer at Home" order in an effort to limit business activities to essential services and encourage individuals to remain at home. On April 20, 2020, Evers released the "Badger Bounce Back" plan to reopen the Wisconsin economy in phases. MGE Energy is following the guidance of state and federal agencies to manage our essential work and to ensure the health, safety and well-being of our employees, customers, and community. MGE Energy continues to serve new and existing customers by completing work necessary for critical and essential business operations.

The situation around COVID-19 remains fluid. We continue to monitor the situation and update our business continuity plans accordingly. We activated our existing All Hazards Response Plan to coordinate our response and to protect our employees from the virus. We implement this Plan when disruptions occur in our business. It requires centralized coordination to ensure a unified and timely management response. To date, MGE Energy has experienced no disruptions in utility operations.

On March 24, 2020, the PSCW issued an order temporarily altering the tariff provisions of all public utilities in Wisconsin. Under the order, MGE: may not disconnect or refuse service to any customer, with limited exceptions; must offer deferred payment agreements for customers unable to pay a bill regardless of customer class; may not charge for late payments; and may not require a cash deposit or other guarantee as a condition of any new service. This order is expected to result in increased bad debt expense and foregone revenue. However, on March 24, 2020, the PSCW issued a further order authorizing deferral of expenditures incurred to ensure the provision of safe, reliable, and affordable access to utility services during the COVID-19 pandemic. Foregone revenue from late payment charges and the potential delay in payments from customers may impact the timing of cash inflows. Subject to approval of recovery by the PSCW, foregone revenue is expected to be recognized as revenue when collected from customers, and deferred expenditures are expected to be recognized as a regulatory asset as costs are incurred (meaning that those expenditures will affect cash flows when paid but will not affect income until recovery is permitted by the PSCW). Recovery of costs and late payment charges will be addressed in future rate proceedings. While management believes that cost recovery is probable, the amounts and timing of collection from customers cannot be estimated at this time. Management will continue to assess the probability of recovery of deferred costs as the COVID-19 pandemic progresses.

We remain focused on maintaining strong credit quality. Subject to the duration and severity of the COVID-19 pandemic, we believe we have adequate liquidity on hand to support future operations and capital expenditures over the next twelve months. As of March 31, 2020, MGE Energy had $17.5 million in cash and cash equivalents and $147 million of available borrowing capacity under revolving credit facilities. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Credit Facilities in MGE Energy's and MGE's 2019 Annual Report on Form 10-K for more information about our credit facilities. We expect that any reductions in revenue may be mitigated in part by cost containment measures. We are currently assessing the degree to which our discretionary operations and maintenance expenses and capital spending can be reduced. This reduction could consist of shifting contractor labor to internal labor as well as deferring nonessential spending such as travel, conferences, and other discretionary costs. We also have some meaningful ability to shift the timing of expenditures for capital projects, should that become necessary. We do not currently expect COVID-19 to significantly delay or disrupt the Two Creeks solar project. Badger Hollow I solar project was expected to be completed in 2020 and is now expected to be completed in April 2021. No significant increase in costs is expected due to the delay. We are currently assessing the impact of the Badger Hollow I delay on the construction timeline for Badger Hollow II. We will continue to monitor other capital project timelines as presented in the 2020-2022 capital expenditure forecast included under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources in the 2019 Annual Report on Form 10-K.

The current COVID-19 pandemic presents new risks to MGE Energy's business, results of operations and financial condition. Although there have been logistical and other challenges to date, there was no material adverse financial impact in the first quarter of 2020. We began to see the impacts of COVID-19 on customer demand in late March and continue to see lower retail sales. First quarter results are not expected to be indicative of second quarter results, which are expected to reflect COVID-19-related developments more fully, or of future periods, which will be affected by the timing of the resumption of normal economic activity and consumer behavior. We expect second quarter 2020 sales to be negatively impacted by the COVID-19 pandemic; however, we believe adverse effects of the pandemic may be partially mitigated due to three primary factors. First, MGE has a large representation of commercial customers in essential sectors, such as government and healthcare, which we expect to return to more normal usage sooner than customers in nonessential sectors. Second, industrial customers comprise a small proportion of MGE's total customers, and these are the entities we expect to have the largest risk of changes in energy usage. Third, we believe residential sales may increase in the second quarter of 2020 due to Wisconsin's Safer at Home order. As the duration of general economic disruption increases, so does the potential of a material adverse impact on our business. For this reason, although we expect sales for the second quarter and future periods in 2020 to be negatively impacted by the COVID-19 pandemic, we cannot reasonably estimate with any degree of certainty the actual impact COVID-19 may have on future results of operations, financial position, and liquidity. See Part II, Item 1A. "Risk Factors" "Pandemic virus or diseases, including COVID-19, could have a material adverse effect on our business, financial condition and liquidity."

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

We earn our revenue and generate cash from operations by providing electric and natural gas utility services, including electric power generation and electric power and gas distribution. The earnings and cash flows from the utility business are sensitive to various external factors, including:

•Weather, and its impact on customer sales,

•Economic conditions, including current business activity, and employment and their impact on customer demand,

•Regulation and regulatory issues, and their impact on the timing and recovery of costs,

•Energy commodity prices, including natural gas prices,

•Equity price risk pertaining to pension related assets,

•Credit market conditions, including interest rates and our debt credit rating,

•Environmental laws and regulations, including adopted and pending environmental rule changes,

•COVID-19 pandemic, and

•Other factors listed in "Item 1A. Risk Factors" in our 2019 Annual Report on Form 10-K and as updated in Part II, Item 1A. Risk Factors in this report.

For the three months ended March 31, 2020, MGE Energy's earnings were $26.0 million or $0.75 per share compared to $24.0 million or $0.69 per share for the same period in the prior year. MGE's earnings for the three months ended March 31, 2020, were $19.1 million compared to $16.6 million for the same period in the prior year.

MGE Energy's net income was derived from our business segments as follows:

	Three Months Ended
(In millions)	March 31,
Business Segment:	2020	2019
Electric Utility	$11.5	$9.3
Gas Utility	8.0	7.8
Nonregulated Energy	5.1	5.0
Transmission Investments	1.6	1.6
All Other	(0.2)	0.3
Net Income	$26.0	$24.0

Our net income during the three months ended March 31, 2020, compared to the same period in the prior year primarily reflects the effects of the following factors:

Electric and Gas Utility

Electric and gas net income increased primarily due to lower fuel costs, savings in operating and maintenance costs, and customer growth. An increase in assets included in rate base also contributed to increased earnings for 2020. Colder than normal weather in the first quarter of 2019 and milder weather in the first quarter of 2020 partially offset this increase. Heating degree days (a measure for determining the impact of weather during the heating season) decreased by 16.2% compared to 2019.

During the first three months of 2020, the following events occurred:

2019/2020 Rate Change Settlement: In December 2018, the PSCW approved a settlement agreement between MGE and intervening parties in the then-pending rate case. The settlement decreased electric rates by 2.24%, or $9.2 million, in 2019. MGE maintained this rate level for 2020, with the exception that MGE's electric rates were adjusted by the 2020 Fuel Cost Plan. The decrease in electric rates reflects the ongoing impacts of the Tax Act. Lower fuel costs and an increase in rate base from renewable generation assets further impacted the rate change. In 2020, electric rates decreased 0.84%, or $3.37 million, as approved by the PSCW in December 2019 in the 2020 Fuel Cost Plan. The settlement agreement increased gas rates by 1.06%, or $1.7 million, in 2019 and 1.46%, or $2.4 million, in 2020. The increase covers infrastructure costs. The settlement agreement also reflects the impacts of the Tax Act.

Pension and Other Postretirement Benefit Costs PSCW Deferral: As a result of lower investment returns in the fourth quarter of 2018, pension and postretirement benefit costs increased in 2019. In August 2019, the PSCW approved MGE's request to defer the difference between estimated pension and other postretirement costs included in the 2019 and 2020 rate settlement and actual costs incurred. Until a decision was reached by the PSCW, no deferral of pension and other postretirement costs were recorded, including for the three months ended March 31, 2019. During 2019, MGE deferred approximately $6.2 million of pension and other postretirement costs. MGE expects to over-collect benefit costs in 2020 rates by approximately $1 million to $2 million. This amount will reduce the regulatory asset that we expect to be factored into future rate proceedings starting in 2021. For the three months ended March 31, 2020, MGE over-collected approximately $0.4 million of pension and other postretirement costs reducing the amount deferred in 2019.

Utility Solar: Two solar generation projects are under construction, as shown in the following table. Incurred costs are reflected in "Construction work in progress" on the consolidated balance sheets. MGE has received specific approval to recover 100% AFUDC on each project. After tax MGE recognized $0.8 million and $0.4 million of AFUDC equity on Two Creeks and Badger Hollow I, respectively, during the three months ended March 31, 2020.

Project	Share of Generation	Share of Estimated Costs	Costs Incurred as of March 31, 2020	Estimated Completion Date
Two Creeks	50 MW	$65 million	$44.2 million*	End of 2020
Badger Hollow I	50 MW	$65 million	$22.3 million*	April 2021

*Excluding AFUDC

In the near term, several items may affect us, including:

Pension and Other Postretirement Benefit Costs: Costs for pension and other postretirement benefits are affected by actual investment returns on the assets held for those benefits and by the discount rate, which is sensitive to interest rates, used to calculate those benefits. The value of employee benefit plan assets has declined in value by approximately 16% during the three months ended March 31, 2020. The first quarter decline in asset values, if not offset during the remainder of 2020, could affect the value of the pension and postretirement benefit obligations and may affect benefit costs in future years. These costs are expected to be factored into future rate actions.

Tax Reform: Pursuant to the Tax Act, deferred income tax balances as of December 31, 2017, were remeasured to reflect the decrease in the corporate tax rate. A regulatory liability of approximately $131 million was recorded to reflect the fact that changes in income taxes are generally passed through in customer rates for the regulated utility. The amount and timing of the cash impact will depend on the period over which certain income tax benefits are provided to customers. Approximately $117 million of the regulatory liability is a protected benefit that is being returned to customers using a normalization method of accounting. Normalization rules limit the rate at which MGE can return the benefits to customers. As determined in the rate settlement agreement for 2019 and 2020, MGE has included approximately $8.3 million of the protected benefit in base rates. The return of the remaining portion will be determined by the PSCW in MGE's next rate case.

ATC Return on Equity: As discussed in "Other Matters" below, ATC’s authorized ROE, which is used in calculating its rates and revenues, is the subject of a challenge before FERC. A decrease in ATC's ROE could result in lower equity earnings and distributions from ATC in the future. We derived approximately 6.5% and 6.4% of our net income for the three months ended March 31, 2020 and 2019, respectively, from our investment in ATC. See "Other Matters" below for additional information concerning ATC.

Environmental Initiatives: There are proposed legislative rules and initiatives involving matters related to air emissions, water effluent, hazardous materials, and greenhouse gases, all of which affect generation plant capital expenditures and operating costs as well as future operational planning. Such legislation and rulemaking could significantly increase the costs of owning and operating fossil-fueled generating plants, such as Columbia and the Elm Road Units, from which we derived approximately 43% of our electric generating capacity as of March 31, 2020. We would expect to seek and receive recovery of any such costs in rates; however, it is difficult to estimate the amount of such costs due to the uncertainty as to the timing and form of the legislation and rules, and the scope and time of the recovery of costs in rates, which may lag the incurrence of those costs.

EPA's Affordable Clean Energy (ACE) Rule: In July 2019, the EPA published a final ACE rule to reduce greenhouse gas emissions from existing coal-fired EGUs. The ACE rule directs states to submit plans to the EPA for approval that implement standards of performance (called Best System of Emissions Reductions, or BSER) for individual coal-fired EGUs over 25 MW. The ACE rule will apply to Columbia and the Elm Road Units. Compliance with the ACE rule may not be required until 2024 or later. Until the State of Wisconsin develops a plan that is accepted by the EPA, MGE will not be able to determine the final impact of the rule. Additionally, the ACE rule is subject to a legal challenge pending in the United States District Court of the District of Columbia. MGE will continue to evaluate the rule development within the state and monitor ongoing and potential legal proceedings associated with the rule.

Future Generation - Riverside: In 2016, MGE entered into an agreement with WPL under which MGE may acquire up to 50 MW of capacity in a gas-fired generating plant being constructed by WPL at its Riverside Energy Center in Beloit, Wisconsin, during the five-year period following the in-service date of the plant. The plant is expected to be completed in the first half of 2020. MGE has not yet determined whether it will exercise its option in the Riverside plant. A determination will be made based on a variety of factors during the option period.

Future Generation – Utility Solar: In March 2020, the PSCW approved the Badger Hollow II solar project. The project, jointly owned with Wisconsin Electric Power Company, consists of 150MW of solar generation assets to be located in southwestern Wisconsin. MGE's ownership share is expected to be 50 MW. Construction of the project is expected to begin after the construction of Badger Hollow I is completed. We are currently assessing the impact of the Badger Hollow I delay on the construction timeline for Badger Hollow II. MGE's share of the construction cost is expected to be approximately $65 million.

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

Three Months Ended March 31, 2020 and 2019

The following table provides a calculation of electric and gas margins (both non-GAAP measures), along with a reconciliation to the most comparable GAAP measure, operating income:

	Three Months Ended March 31,
(In millions)	2020	2019	$ Change
Electric revenues	$93.0	$97.4	$(4.4)
Fuel for electric generation	(9.7)	(13.9)	4.2
Purchased power	(10.5)	(10.9)	0.4
Total Electric Margins	72.8	72.6	0.2

Gas revenues	56.8	70.1	(13.3)
Cost of gas sold	(30.8)	(43.3)	12.5
Total Gas Margins	26.0	26.8	(0.8)

Other operating revenues	0.1	0.1	-
Other operations and maintenance	(44.4)	(46.9)	2.5
Depreciation and amortization	(18.2)	(17.1)	(1.1)
Other general taxes	(4.9)	(5.0)	0.1
Operating Income	$31.4	$30.5	$0.9

Operating income for the three months ended March 31, 2020, compared to the same period in the prior year primarily reflects the effects of the following factors:

•Electric revenues and fuel costs

oA $4.4 million decrease in electric revenue driven by lower sales, reflecting less favorable weather conditions. Residential and commercial retail sales decreased by 4.7% and 3.4%, respectively, when compared to the prior year.

oA $4.2 million decrease in fuel for electric generation driven by lower generation and market costs and a decrease in customer demand.

oA $0.4 million decrease in purchased power costs driven by lower costs in the market. Average cost per MWH decreased 12%.

•Gas revenues and cost of gas sold

oA $13.3 million decrease in gas revenue driven by lower customer demand resulting from milder weather in the first quarter of 2020 and lower rates from the adjustment of purchased gas.

oA $12.5 million decrease in cost of gas sold driven by lower cost per therm of gas. Average cost per therm decreased 17%.

•A $2.5 million decrease in other operations and maintenance. See consolidated operations and maintenance expenses section below.

•A $1.1 million increase in depreciation and amortization expense driven by the timing of the commercial operation of Saratoga that took place in February 2019 as discussed in the consolidated depreciation expense section below.

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the periods indicated:

	Revenues			Sales (kWh)
(In thousands)	Three Months Ended March 31,			Three Months Ended March 31,
	2020	2019	% Change	2020	2019	% Change
Residential	$33,428	$34,581	(3.3)%	202,581	212,679	(4.7)%
Commercial	47,634	49,253	(3.3)%	430,118	445,103	(3.4)%
Industrial	2,800	2,931	(4.5)%	40,418	41,109	(1.7)%
Other-retail/municipal	8,204	8,239	(0.4)%	81,045	80,736	0.4%
Total retail	92,066	95,004	(3.1)%	754,162	779,627	(3.3)%
Sales to the market	482	1,961	(75.4)%	23,946	51,524	(53.5)%
Other revenues	442	451	(2.0)%	-	-	- %
Total	$92,990	$97,416	(4.5)%	778,108	831,151	(6.4)%

Electric margin, a non-GAAP measure, increased $0.2 million for the three months ended March 31, 2020, compared to the same period in 2019, due to the following:

(In millions)
Decreased fuel costs	$2.5
Revenue subject to refund, net	0.2
Decrease in volume	(1.9)
Other	(0.4)
Rate changes	(0.2)
Total	$0.2

•Fuel costs. Fuel costs decreased during the three months ended March 31, 2020, primarily as a result of lower costs to generate and purchase electricity in the market and lower customer demand.

•Revenue subject to refund. For cost recovery mechanisms, any over-collection of revenues resulting from the amount of costs authorized to be collected from customers in rates exceeding actual costs is recorded as a reduction of revenue in the period incurred, as the over-collection is expected to be refunded to customers in a subsequent period.

•Volume. During 2020, there was a 3.3% decrease in retail electric sales volumes compared to the same period in the prior year driven by less favorable weather conditions.

•Rate changes. Rates charged to retail customers during the three months ended March 31, 2020, were $0.2 million lower than those charged during the same period in the prior year.

In December 2019, the PSCW authorized the 2020 Fuel Cost Plan which authorized MGE to decrease 2020 rates for electric retail customers by 0.84%.

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class for each of the periods indicated:

	Revenues			Therms Delivered
(In thousands, except HDD and average rate per therm of retail customer)	Three Months Ended March 31,			Three Months Ended March 31,
	2020	2019	% Change	2020	2019	% Change
Residential	$33,487	$40,317	(16.9)%	46,802	54,259	(13.7)%
Commercial/Industrial	21,471	28,125	(23.7)%	39,700	46,337	(14.3)%
Total retail	54,958	68,442	(19.7)%	86,502	100,596	(14.0)%
Gas transportation	1,794	1,536	16.8%	22,519	22,471	0.2%
Other revenues	93	122	(23.8)%	-	-	- %
Total	$56,845	$70,100	(18.9)%	109,021	123,067	(11.4)%

Heating degree days (normal 3,562)				3,225	3,847	(16.2)%
Average rate per therm of
retail customer	$0.635	$0.680	(6.6)%

Gas margin, a non-GAAP measure, decreased $0.8 million for the three months ended March 31, 2020, compared to the same period in 2019, due to the following:

(In millions)
Decrease in volume	$(2.3)
Rate changes	0.9
Other	0.4
Revenue subject to refund, net	0.2
Total	$(0.8)

•Volume. For 2020, retail gas deliveries decreased 14.0% compared to the same period in the prior year primarily related to less favorable weather conditions in the current year.

•Rate changes. In December 2018, the PSCW authorized MGE to increase 2020 rates for retail gas customers by 1.46%.

•Revenue subject to refund. For cost recovery mechanisms, any over-collection of revenues resulting from the amount of costs authorized to be collected from customers in rates exceeding actual costs is recorded as a reduction of revenue in the period incurred, as the over-collection is expected to be refunded to customers in a subsequent period.

Consolidated operations and maintenance expenses

For the three months ended March 31, 2020, operations and maintenance expenses decreased $2.5 million, compared to the same period in the prior year. The following contributed to the net change:

(In millions)
Decreased administrative and general costs	$(2.8)
Decreased electric production expenses	(0.2)
Increased gas distribution expenses	0.3
Increased other costs	0.2
Total	$(2.5)

•Decreased administrative and general costs are primarily related to a decrease in stock price and number of performance unit awards reducing the fair value associated with the performance unit awards, which is remeasured quarterly. See Footnote 7 of the Notes to Consolidated Financial Statements in this Report for additional information on performance unit awards.

Consolidated depreciation expense

Electric depreciation expense increased $0.9 million and gas depreciation expense increased $0.2 million for the three months ended March 31, 2020, compared to the same period in the prior year. MGE placed the Saratoga Wind Farm in service in February 2019. Timing of the in-service date contributed to the increase in electric depreciation expense.

Nonregulated Energy Operations - MGE Energy and MGE

The nonregulated energy operations are conducted through MGE Energy's subsidiaries: MGE Power Elm Road (the Elm Road Units) and MGE Power West Campus (WCCF), which have been formed to own and lease electric generating capacity to assist MGE. For the three months ended March 31, 2020 and 2019, net income at the nonregulated energy operations segment was $5.1 million and $5.0 million, respectively.

Transmission Investment Operations - MGE Energy

For the three months ended March 31, 2020 and 2019, other income at the transmission investment segment was $2.3 million and $2.2 million, respectively. The transmission investment segment holds our interest in ATC and ATC Holdco, and its income reflects our equity in the earnings of those investments. ATC Holdco was formed in

December 2016. In the near term, it is expected that ATC Holdco will be pursuing transmission development opportunities that typically have long development and investment lead times before becoming operational. See Footnote 3 of the Notes to Consolidated Financial Statements in this Report and "Other Matters" below for additional information concerning ATC and summarized financial information regarding ATC.

Consolidated Income Taxes - MGE Energy and MGE

In 2020, the effective electric tax rate decreased as a result of higher AFUDC equity from Badger Hollow I and II and Two Creeks and a tax credit generated by the Saratoga Wind Farm. See Footnote 4 of the Notes to Consolidated Financial Statements in this Report for the effective tax rate reconciliation.

Noncontrolling Interest, Net of Tax - MGE

Noncontrolling interest, net of tax, reflects the accounting required for MGE Energy's interest in MGE Power Elm Road (the Elm Road Units) and MGE Power West Campus (WCCF). MGE Energy owns 100% of MGE Power Elm Road and MGE Power West Campus. Due to the contractual agreements for these projects with MGE, the entities are considered VIEs with respect to MGE and their results are consolidated with those of MGE, the primary beneficiary of the VIEs. The following table shows MGE Energy's noncontrolling interest, net of tax, reflected on MGE's consolidated statement of income:

	Three Months Ended
	March 31,
(In millions)	2020	2019
MGE Power Elm Road	$3.7	$3.7
MGE Power West Campus	1.8	1.8

Contractual Obligations and Commercial Commitments - MGE Energy and MGE

There were no material changes, other than from the normal course of business, to MGE Energy's and MGE's contractual obligations (representing cash obligations that are considered to be firm commitments) and commercial commitments (representing commitments triggered by future events) during the three months ended March 31, 2020, except as noted below. Further discussion of the contractual obligations and commercial commitments is included in Footnote 16 of the Notes to Consolidated Financial Statements and "Contractual Obligations and Commercial Commitments for MGE Energy and MGE" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in MGE Energy's and MGE's 2019 Annual Report on Form 10-K.

Long-term Debt - MGE Energy and MGE

MGE borrowed $19.3 million from the issuance by the City of Madison, Wisconsin of Industrial Development Revenue Refunding Bonds in April 2020. The bonds bear interest at 2.05% per annum for a term ending April 30, 2023, at which point they will either be repriced and remarketed or redeemed and retired. The proceeds of these bonds were used to refund $19.3 million of 3.45% City of Madison, Wisconsin Industrial Development Revenue Refunding Bonds due October 2027, which had been issued to loan funds to MGE. See Footnote 6 of the Notes to Consolidated Financial Statements in this Report for further discussion of the bond issuance.

Liquidity and Capital Resources

Subject to the duration and severity of the COVID-19 pandemic, MGE Energy and MGE expect to have adequate liquidity to support future operations and capital expenditures over the next twelve months. Available resources include cash and cash equivalents, operating cash flows, liquid assets, borrowing capacity under revolving credit facilities, and access to equity and debt capital markets. MGE Energy expects to generate funds from both long-term debt financing, including tax exempt, short-term debt financing, or equity issuances from the public market or through our Direct Stock Purchase and Dividend Reinvestment Plan. See "Credit Facilities" under Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources in MGE Energy's and MGE's 2019 Annual Report on Form 10-K for information regarding MGE Energy's and MGE's credit facilities.

Cash Flows

The following summarizes cash flows for MGE Energy and MGE during the three months ended March 31, 2020 and 2019:

	MGE Energy		MGE
(In thousands)	2020	2019	2020	2019
Cash provided by (used for):
Operating activities	$53,819	$53,195	$53,118	$53,602
Investing activities	(48,799)	(32,879)	(47,164)	(32,161)
Financing activities	(11,040)	(20,829)	(5,819)	(16,473)

Cash Provided by Operating Activities

MGE Energy

MGE Energy's consolidated net cash provided by operating activities is derived mainly from the electric and gas operations of its principal subsidiary, MGE.

Cash provided by operating activities for the three months ended March 31, 2020, was $53.8 million, an increase of $0.6 million when compared to the same period in the prior year.

MGE Energy's net income increased $2.0 million for the three months ended March 31, 2020, when compared to the same period in the prior year.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $4.9 million in cash provided by operating activities for the three months ended March 31, 2020, primarily due to decreased gas inventories, decreased unbilled revenues, and increased accounts payable, partially offset by decreased other current liabilities.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $6.7 million in cash provided by operating activities for the three months ended March 31, 2019, primarily due to decreased gas inventories and decreased unbilled revenues, partially offset by increased accounts receivable and decreased other current liabilities.

Hosted software asset expenditures for the three months ended March 31, 2020 were $0.4 million. This amount represents a decrease of $2.4 million of cash used when compared to the prior year.

MGE

Cash provided by operating activities for the three months ended March 31, 2020, was $53.1 million, a decrease of $0.5 million when compared to the same period in the prior year.

Net income increased $2.5 million for the three months ended March 31, 2020, when compared to the same period in the prior year.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $7.1 million in cash provided by operating activities for the three months ended March 31, 2020, primarily due to decreased gas inventories, decreased unbilled revenues, and increased accounts payable, partially offset by increased other current liabilities.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $9.4 million in cash provided by operating activities for the three months ended March 31, 2019, primarily due to decreased gas inventories and decreased unbilled revenues, partially offset by increased accounts receivable and decreased other current liabilities.

Hosted software asset expenditures for the three months ended March 31, 2020 were $0.4 million. This amount represents a decrease of $2.4 million of cash used when compared to the prior year.

Cash Used for Investing Activities

MGE Energy

MGE Energy's cash used for investing activities increased $15.9 million for the three months ended March 31, 2020, when compared to the same period in the prior year.

Capital expenditures for the three months ended March 31, 2020, were $46.8 million. This amount represents an increase of $14.8 million from the expenditures made in the same period in the prior year. This increase primarily reflects expenditures on the construction of the Two Creeks and Badger Hollow solar construction projects. 2020 capital expenditures include $18.8 million related to the Two Creeks and Badger Hollow I solar construction projects. Total cost of the two projects is expected to be approximately $130 million.

MGE

MGE's cash used for investing activities increased $15.0 million for the three months ended March 31, 2020, when compared to the same period in the prior year.

Capital expenditures for the three months ended March 31, 2020, were $46.8 million. This amount represents an increase of $14.8 million from the expenditures made in the same period in the prior year. This increase primarily reflects expenditures on the construction of the Two Creeks and Badger Hollow I solar construction projects. 2020 capital expenditures include $18.8 million related to the Two Creeks and Badger Hollow I solar construction projects. Total cost of the two projects is expected to be approximately $130 million.

Cash Used for Financing Activities

MGE Energy

Cash used for MGE Energy's financing activities was $11.0 million for the three months ended March 31, 2020, compared to $20.8 million of cash used for MGE Energy's financing activities for the same period in the prior year.

For the three months ended March 31, 2020, dividends paid were $12.2 million compared to $11.7 million in the prior year. This increase was a result of a higher dividend per share ($0.353 vs. $0.338).

During the three months ended March 31, 2020, net short-term debt borrowings were $3.0 million compared to $7.0 million of net short-term debt repayments for the three months ended March 31, 2019.

MGE

During the three months ended March 31, 2020, cash used for MGE's financing activities was $5.8 million compared to $16.5 million of cash used for MGE's financing activities for the same period in the prior year.

Distributions to parent from noncontrolling interest, which represent distributions from MGE Power Elm Road and MGE Power West Campus to MGE Energy, were $7.0 million and $7.5 million for the three months ended March 31, 2020 and 2019, respectively.

During the three months ended March 31, 2020, net short-term debt borrowings were $3.0 million compared to $7.0 million of net short-term debt repayments for the three months ended March 31, 2019.

Capitalization Ratios

MGE Energy's capitalization ratios were as follows:

MGE Energy
	March 31, 2020	December 31, 2019
Common shareholders' equity	61.5%	61.2%
Long-term debt(a)	38.3%	38.8%
Short-term debt	0.2%	-%

(a)Includes the current portion of long-term debt.

MGE Energy's and MGE's Capital Requirements

MGE Energy's and MGE's liquidity are primarily affected by their capital expenditure requirements. During the three months ended March 31, 2020, capital expenditures for MGE Energy and MGE totaled $46.8 million, which included $45.7 million of utility capital expenditures. Included in the utility capital expenditures are costs associated with the Two Creeks and Badger Hollow I solar construction projects.

Currently COVID-19 is not expected to significantly delay or disrupt the Two Creeks solar project. Badger Hollow I solar project was expected to be completed in 2020 and is now expected to be completed in April 2021. No significant increase in costs is expected due to the delay. We will continue to monitor other capital project timelines as presented in the 2020-2022 capital expenditure forecast included under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources in the 2019 Annual Report on Form 10-K.

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

Environmental Matters

The following discussion is limited to updates or developments in environmental matters that occurred during the three months ended March 31, 2020. Further discussion of environmental matters is included in MGE Energy's and MGE's 2019 Annual Report on Form 10-K and Footnote 8.a. of Notes to Consolidated Financial Statements in this Report.

Federal and State Environmental Compliance During the Current Pandemic

MGE has been identified as an essential business under the State of Wisconsin's Safer at Home directive. It has been operating with full staff and has continued to prioritize its compliance with all applicable environmental regulations. The EPA and the WDNR have both provided guidance for regulated entities if compliance with regulations becomes unfeasible due to the current outbreak of COVID-19. Although the EPA and WDNR have indicated that they will consider the extraordinary circumstances that may cause an entity to be noncompliant, noncompliance can technically result in daily fines. MGE has developed contingencies for remaining in compliance during the pandemic and does not expect to rely on State or federal noncompliance relief. However, management cannot predict with certainty whether COVID-19 will disrupt these compliance activities. MGE will continue to build contingencies into compliance operations and communicate with regulators as needed during this unprecedented time.

Other Matters

ATC

2013 FERC Complaint - In 2013, several parties filed a complaint with the FERC seeking to reduce the base return on equity (ROE) used by MISO transmission owners, including ATC. The complaint provided for a statutory refund period of November 2013 through February 2015. The complaint asserted that the MISO ROE should not exceed 9.15%, that the equity components of hypothetical capital structures should be restricted to 50%, and that the relevant incentive ROE adders should be discontinued. At the time MISO's base ROE was 12.38% and ATC's base ROE was 12.2%. On September 28, 2016, FERC issued an order, for the period November 2013 through February 2015, reducing ATC's base ROE to 10.32%. In November 2019, FERC issued an order to further reduce ATC's base ROE to 9.88%. This base ROE became effective in September 2016 and applies to future periods.

2015 FERC Complaint - In February 2015, several parties filed a complaint with the FERC seeking to reduce the base ROE used by MISO transmission owners, including ATC, to 8.67%. The complaint provided for a statutory refund period of February 2015 through May 2016 with a refund effective date retroactive to the complaint filing date. In June 2016, an administrative law judge issued an initial decision for the complaint that would reduce the transmission owner's base ROE to 9.7%. In November 2019, FERC issued an order dismissing the complaint with the determination that the ROE was reasonable. As a result of this order and the methodology FERC used to determine the applicable ROE in the 2013 FERC complaint, several parties have requested a rehearing by FERC. If FERC denies these requests, the complainants are likely to file an appeal with the appellate court. Any change to ATC's ROE could result in lower equity earnings and distributions from ATC in the future.

In January 2015, FERC accepted the transmission owners' request for a 50 basis-point incentive ROE adder for participating in MISO. The adder became effective January 6, 2015.

As of December 31, 2018, our share of the estimated refund recorded was $2.5 million, including interest. Following the November 2019 order, our share of ATC's earnings reflects a pre-tax adjustment of $2.0 million, including interest, related to the 2013 complaint refund period and from September 28, 2016 through December 31, 2019. Additionally, our share of ATC's earnings reflects the derecognition of a possible refund related to the 2015 complaint as ATC considers such a refund to be no longer considered probable due to FERC's November 2019 dismissal of that complaint. However, due to pending requests for rehearing, a loss related to the 2015 complaint remains possible. Our share of the estimated refund for the 2015 complaint is approximately $2.4 million. As of December 31, 2019, our share of the estimated refund amount reflected a net increase in ATC's earnings with a pre-tax adjustment of $0.6 million, inclusive of interest. We derived approximately 6.5% and 6.4% of our net income for the three months ended March 31, 2020 and 2019, respectively, from our investment in ATC.

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

Commodity Price Risk

MGE has commodity price risk exposure with respect to the price of natural gas, electricity, coal, emission credits, and oil. MGE's electric operations burn natural gas in several of its peaking power plants and, in many cases, the cost of purchased power is tied to the cost of natural gas. MGE employs established policies and procedures to reduce the market risks associated with changing commodity prices. MGE's commodity risks are substantially mitigated by the current ratemaking process in place for recovering electric fuel cost, purchased energy costs, and the cost of natural gas.

MGE's electric fuel costs are subject to fuel rules established by the PSCW. The fuel rules require the PSCW and Wisconsin utilities to defer electric fuel-related costs that fall outside a symmetrical cost tolerance band. Any over or under recovery of the actual costs in a year outside of the symmetrical cost tolerance band is determined in the following year and is then reflected in future billings to electric retail customers. Under the electric fuel rules, MGE is required to defer the benefit of lower costs if the actual electric fuel costs fall outside the lower end of the range and is required to defer costs, less any excess revenues, if the actual electric fuel costs exceed the upper end of the range. Excess revenues are defined as revenues in the year in question that provide MGE with a greater return on common equity than authorized by the PSCW in MGE's latest rate order. The range is defined by the PSCW and has been modified throughout the years based on market conditions and other relevant factors. Currently, MGE is subject to a plus or minus 2% range. MGE assumes the risks and benefits of variances that are within the cost tolerance band. For 2020, $73.9 million in fuel and purchased power costs were subject to this rule and included in MGE's fuel monitoring level rates. See Footnote 9.b. of the Notes to Consolidated Financial Statements in this Report for additional information.

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

MGE has financial gas and electric commodity contracts to hedge commodity price risk in the gas and electric utility segments. These contracts are primarily comprised of exchange-traded option and future contracts. MGE also holds financial transmission rights (FTRs), which are used to hedge the risk of increased transmission congestion charges. As of March 31, 2020, the cost basis of these instruments exceeded their fair value by $1.7 million. Under the PGA clause and electric fuel rules, MGE may include the costs and benefits of the aforementioned fuel price risk management tools in the costs of fuel (natural gas or power). Because these costs or benefits are recoverable, the related unrealized loss or gain has been deferred on the consolidated balance sheets as a regulatory asset or liability, respectively.

MGE has also entered into a purchased power agreement that provides MGE with firm capacity and energy that began on June 1, 2012, and ends on May 31, 2022 (the "base term"). The agreement also allows MGE an option to extend the contract after the base term. The agreement is considered a derivative contract and is recognized at its fair value on the consolidated balance sheets. However, the derivative qualifies for regulatory deferral and is recognized with a corresponding regulatory asset or liability depending on whether the fair value is in a loss or gain position. The fair value of the contract as of March 31, 2020, reflected a loss position of $23.6 million.

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

Equity Price Risk - Pension-Related Assets

MGE currently funds its liabilities related to employee benefits through trust funds. These funds, which include investments in debt and equity securities, are managed by various third-party investment managers. Changes in market value of these investments can have an impact on the future expenses related to these liabilities. The value of employee benefit plan assets have declined in value by approximately 16% during the three months ended

March 31, 2020.

Credit Risk - Counterparty

Credit risk is the loss that may result from counterparty nonperformance. MGE is exposed to credit risk primarily through its merchant energy business. MGE uses credit policies to manage credit risk, which include an established credit approval process, counterparty limits, credit mitigation measures such as collateral or prepayment arrangements, and using netting agreements.

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

Additionally, if a counterparty were to default and MGE were to liquidate all contracts with that entity, MGE's credit loss could include: the loss in value of mark-to-market contracts, the amount owed for settled transactions, and additional payments to settle unrealized losses. As of March 31, 2020, no counterparties had defaulted.

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

Item 4. Controls and Procedures.

During the first quarter of 2020, each registrant's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to that registrant, including its subsidiaries, is accumulated and made known to that registrant's management, including these officers, by other employees of that registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. The evaluations take into account changes in the internal and external operating environments that may impact those controls and procedures. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, MGE Energy does not control or manage certain of its unconsolidated entities and thus, its access and ability to apply its procedures to those entities is more limited than is the case for its consolidated subsidiaries.

As of March 31, 2020, each registrant's principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective. Each registrant intends to strive continually to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

During the quarter ended March 31, 2020, there were no changes in either registrant's internal controls over financial reporting that materially affected, or are reasonably likely to affect materially, that registrant's internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

MGE Energy and MGE

MGE Energy and its subsidiaries, including MGE, from time to time are involved in various legal proceedings that are handled and defended in the ordinary course of business. See Footnote 8.a. and 8.b. of Notes to Consolidated Financial Statements in this Report for more information.

Item 1A. Risk Factors.

Except as set forth below, during the quarter ended March 31, 2020, there were no material changes to the Risk Factors disclosed in Item 1A – "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

Pandemic virus or diseases, including COVID-19, could have a material adverse effect on our business, financial condition and liquidity.

The outbreak of the Coronavirus Disease 2019 (COVID-19), and the implemented and evolving steps being taken to address it, could adversely affect our service area, our business, our financial condition and our liquidity. Possible effects include:

•Reduced economic activity impacting the use of electricity and gas services

The continued spread of COVID-19 may have a material adverse impact on the local economy in our service area, which could impact our business, results of operations, and financial condition. Federal, state, and local governments have implemented mitigation measures, including quarantines or closures or reduced operations of businesses, governmental agencies and other institutions. Reduced economic activity can lead to lower consumption of electricity and gas that may not be offset by residential consumption.

•Delay in, and possible loss of, payments for utility service

The PSCW has ordered Wisconsin utilities not to charge for late payments and not to disconnect customers for non-payment, which, in combination with the economic hardship caused by quarantine or stay-at-home orders, could result in losses as those payments are received late or not at all. Further, significant delays in those payments could affect our liquidity.

•Regulatory delays

We operate in a regulated business. Delays in regulatory proceedings or the issuance of required permits or variances, due to limited operations, hours or ability to convene necessary meetings, could delay required approvals or permits and affect the timing of activities. The failure to get timely variances could expose us to fines and penalties.

•Regulatory recovery of deferred costs

Certain incurred costs are being deferred as regulatory assets for future recovery and not being recognized in the statements of income, reflecting a March 24, 2020, PSCW Order. If recovery of those regulatory assets in customer rates is not approved or is no longer deemed probable, these deferred costs would be recognized as a current period expense, which could be material in the period in which such recognition is required.

•Employee and supplier disruptions

Employee absences and supply interruptions could affect our ability to operate and maintain our system.

•Volatility in the capital markets

Concerns about COVID-19 and its effects have caused, and may continue to cause, significant volatility in the capital markets. Market volatility as a result of COVID-19 may have a material adverse impact on the value of our employee benefits trusts investments, which could impact our costs for those benefits. The price of our common stock has been volatile and has decreased significantly in recent months. The COVID-19 pandemic and the significant uncertainties it has caused for the global economy, business activity, and business confidence have had, and is likely to continue to have, a significant effect on the market price of securities generally, including our securities.

The situation around COVID-19 remains fluid and the potential for a material impact on the results of operations, financial condition, and liquidity increases the longer the virus disrupts the local economy. Although we expect sales for the second quarter and future periods in 2020 to be negatively impacted by the COVID-19 pandemic, we cannot reasonably estimate with any degree of certainty the actual impact COVID-19 may have on our results of operations, financial position, and liquidity. The extent to which the COVID-19 pandemic may impact our business, operating results, financial condition, or liquidity will depend on future developments, including the duration of the outbreak, business and workforce disruptions, and the effectiveness of actions taken to contain and treat the disease.

Moreover, the effects of the COVID-19 pandemic may heighten many of the other risks described in the section entitled "Risk Factors" in our most recent Annual Report on Form 10-K and any subsequent Quarterly Report on Form 10-Q including, but not limited to, interest rate changes, rating agency actions, governmental actions and market volatility.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Maximum number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs(a)
January 1-31, 2020	10,601	$78.00	-	-
February 1-29, 2020	5,991	80.90	-	-
March 1-31, 2020	53,708	63.67	-	-
Total	70,300	$67.30	-	-

(a) Under the MGE Energy, Inc. Direct Stock Purchase and Dividend Reinvestment Plan (Stock Plan), common stock shares deliverable to plan participants may be either newly issued shares or shares purchased on the open market, as determined from time to time by MGE Energy. During 2020, MGE Energy's transfer agent used open market purchases to provide shares to meet obligations to participants in the Stock Plan. The shares are purchased on the open market through the transfer agent's securities broker-dealer and then are reissued under the Stock Plan as needed to meet share delivery requirements. The volume and timing of share repurchases in the open market depends upon the level of dividend reinvestment and optional share purchases being made from time to time by plan participants. As a result, there is no specified maximum number of shares to be repurchased and no specified termination date for the repurchases. All shares issued through the Stock Plan, whether newly issued or open market purchases, are sold pursuant to a registration statement that was filed with the SEC and is currently effective.

Item 4. Mine Safety Disclosures.

Not applicable to MGE Energy and MGE.

Item 5. Other Information.

Not applicable to MGE Energy and MGE.

Item 6. Exhibits.

Ex. No.		Exhibit Description
31.1	*	Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 filed by Jeffrey M. Keebler for MGE Energy, Inc.

31.2	*	Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 filed by Jeffrey C. Newman for MGE Energy, Inc.

31.3	*	Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 filed by Jeffrey M. Keebler for Madison Gas and Electric Company

31.4	*	Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 filed by Jeffrey C. Newman for Madison Gas and Electric Company

32.1	**	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) filed by Jeffrey M. Keebler for MGE Energy, Inc.

32.2	**	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) filed by Jeffrey C. Newman for MGE Energy, Inc.

32.3	**	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) filed by Jeffrey M. Keebler for Madison Gas and Electric Company

32.4	**	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) filed by Jeffrey C. Newman for Madison Gas and Electric Company

101.INS		XBRL Instance
101.SCH		XBRL Taxonomy Extension Schema
101.CAL		XBRL Taxonomy Extension Calculation
101.DEF		XBRL Taxonomy Extension Definition
101.LAB		XBRL Taxonomy Extension Labels
101.PRE		XBRL Taxonomy Extension Presentation
104.1		Included in the cover page, formatted in Inline XBRL

*		Filed herewith.
**		Furnished herewith.

Signatures - MGE Energy, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MGE ENERGY, INC.

Date: May 7, 2020	/s/ Jeffrey M. Keebler
Jeffrey M. Keebler Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: May 7, 2020	/s/ Jeffrey C. Newman
Jeffrey C. Newman Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Chief Financial and Accounting Officer)

Signatures - Madison Gas and Electric Company

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MADISON GAS AND ELECTRIC COMPANY

Date: May 7, 2020	/s/ Jeffrey M. Keebler
Jeffrey M. Keebler Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: May 7, 2020	/s/ Jeffrey C. Newman
Jeffrey C. Newman Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Chief Financial and Accounting Officer)