Form 10-Q
period 2020-06-30
MGE ENERGY INC; MADISON GAS & ELECTRIC CO
filed 2020-08-06
CIK 1161728, 61339

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:

June 30, 2020

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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act):

MGE Energy, Inc. Yes ☐ No ☒Madison Gas and Electric Company Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $1 Par Value Per Share	MGEE	The NASDAQ Stock Market
Number of Shares Outstanding of Each Class of Common Stock as of July 31, 2020
MGE Energy, Inc.	Common stock, $1.00 par value, 36,163,370 shares outstanding.
Madison Gas and Electric Company	Common stock, $1.00 par value, 17,347,894 shares outstanding (all of which are owned beneficially and of record by MGE Energy, Inc.).

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.34

Item 3. Quantitative and Qualitative Disclosures About Market Risk.53

Item 4. Controls and Procedures.56

PART II. OTHER INFORMATION.57

Item 1. Legal Proceedings.57

Item1A. Risk Factors.57

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.58

Item 4. Mine Safety Disclosures.58

Item 5. Other Information.58

Item 6. Exhibits.59

Signatures - MGE Energy, Inc.60

Signatures - Madison Gas and Electric Company61

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

NOxNitrogen Oxide

PGAPurchased Gas Adjustment clause, a regulatory mechanism used to reconcile natural gas costs recovered in rates to actual costs

PHMDCPublic Health Madison & Dane County

PHMDC DirectivesPublic Health Madison & Dane County's Forward Dane Plan and related emergency orders

PPAPurchased Power Agreement

PSCWPublic Service Commission of Wisconsin

RERRenewable Energy Rider

RiversideRiverside Energy Center

ROEReturn on Equity

SaratogaSaratoga Wind Farm

SCRSelective Catalytic Reduction

SECSecurities and Exchange Commission

SO2Sulfur Dioxide

Stock PlanDirect Stock Purchase and Dividend Reinvestment Plan of MGE Energy

Tax ActTax Cuts and Jobs Act

Two CreeksTwo Creeks Solar Farm

VIEVariable Interest Entity

WCCFWest Campus Cogeneration Facility

WDNRWisconsin Department of Natural Resources

working capitalCurrent assets less current liabilities

WPLWisconsin Power and Light Company, a subsidiary of Alliant Energy Corporation

XBRLeXtensible Business Reporting Language

Item 1. Financial Statements.

MGE Energy, Inc.

Consolidated Statements of Income (unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Operating Revenues:
Electric revenues	$93,961	$97,077	$186,989	$194,546
Gas revenues	23,079	25,070	79,924	95,170
Total Operating Revenues	117,040	122,147	266,913	289,716

Operating Expenses:
Fuel for electric generation	8,692	10,403	18,398	24,320
Purchased power	10,856	11,036	21,342	21,887
Cost of gas sold	6,339	8,875	37,137	52,128
Other operations and maintenance	46,224	48,974	90,593	95,910
Depreciation and amortization	18,434	18,091	36,601	35,230
Other general taxes	4,975	4,985	9,882	9,948
Total Operating Expenses	95,520	102,364	213,953	239,423
Operating Income	21,520	19,783	52,960	50,293

Other income, net	6,925	5,019	12,596	9,870
Interest expense, net	(5,914)	(5,749)	(11,975)	(11,396)
Income before income taxes	22,531	19,053	53,581	48,767
Income tax provision	(3,740)	(3,505)	(8,753)	(9,213)
Net Income	$18,791	$15,548	$44,828	$39,554

Earnings Per Share of Common Stock
(basic and diluted)	$0.53	$0.45	$1.28	$1.14

Dividends per share of common stock	$0.353	$0.338	$0.705	$0.675

Weighted Average Shares Outstanding
(basic and diluted)	35,441	34,668	35,054	34,668

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2020	2019
Operating Activities:
Net income	$44,828	$39,554
Items not affecting cash:
Depreciation and amortization	36,601	35,230
Deferred income taxes	5,088	2,306
Provision for doubtful receivables	817	732
Employee benefit plan credit	(1,875)	(1,920)
Equity earnings in ATC	(5,405)	(4,515)
Other items	(1,006)	(717)
Changes in working capital items:
Decrease in current assets	9,934	15,349
Decrease in current liabilities	(8,195)	(951)
Dividends from ATC	4,581	3,745
Cash contributions to pension and other postretirement plans	(2,943)	(2,319)
Other noncurrent items, net	3,025	(610)
Cash Provided by Operating Activities	85,450	85,884

Investing Activities:
Capital expenditures	(85,217)	(79,092)
Capital contributions to investments	(2,577)	(3,386)
Other	(899)	(156)
Cash Used for Investing Activities	(88,693)	(82,634)

Financing Activities:
Issuance of common stock, net	79,635	-
Cash dividends paid on common stock	(24,968)	(23,401)
Repayments of long-term debt	(21,616)	(2,263)
Issuance of long-term debt	19,300	-
Net proceeds from short-term debt	-	10,500
Other	(1,030)	(1,193)
Cash Provided by (Used for) Financing Activities	51,321	(16,357)

Change in cash, cash equivalents, and restricted cash	48,078	(13,107)
Cash, cash equivalents, and restricted cash at beginning of period	25,814	84,929
Cash, cash equivalents, and restricted cash at end of period	$73,892	$71,822

Supplemental disclosures of cash flow information:
Significant noncash investing activities:
Accrued capital expenditures	$15,762	$2,264

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Balance Sheets (unaudited)

(In thousands)

	June 30,	December 31,
ASSETS	2020	2019
Current Assets:
Cash and cash equivalents	$51,642	$23,481
Accounts receivable, less reserves of $4,717 and $2,820, respectively	33,879	40,482
Other accounts receivable, less reserves of $349 and $438 , respectively	7,658	7,940
Unbilled revenues	23,118	25,899
Materials and supplies, at average cost	31,076	26,287
Fuel for electric generation, at average cost	8,008	8,358
Stored natural gas, at average cost	6,998	10,637
Prepaid taxes	14,887	16,892
Regulatory assets - current	10,475	11,432
Other current assets	30,009	10,233
Total Current Assets	217,750	181,641
Other long-term receivables	1,673	1,811
Regulatory assets	129,775	134,314
Pension benefit asset	19,109	13,630
Other deferred assets and other	17,555	19,093
Property, Plant, and Equipment:
Property, plant, and equipment, net	1,524,617	1,530,199
Construction work in progress	161,542	112,484
Total Property, Plant, and Equipment	1,686,159	1,642,683
Investments	91,698	88,492
Total Assets	$2,163,719	$2,081,664

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$19,714	$19,659
Accounts payable	40,701	55,161
Accrued interest and taxes	8,696	7,244
Accrued payroll related items	11,688	12,752
Regulatory liabilities - current	8,121	9,228
Derivative liabilities	10,430	10,100
Other current liabilities	10,273	14,676
Total Current Liabilities	109,623	128,820
Other Credits:
Deferred income taxes	251,050	243,302
Investment tax credit - deferred	721	763
Regulatory liabilities	166,469	164,965
Accrued pension and other postretirement benefits	68,550	68,665
Derivative liabilities	9,950	15,340
Finance lease liabilities	17,725	17,379
Other deferred liabilities and other	63,004	63,013
Total Other Credits	577,469	573,427
Capitalization:
Common shareholders' equity	955,171	855,676
Long-term debt	521,456	523,741
Total Capitalization	1,476,627	1,379,417
Commitments and contingencies (see Footnote 8)
Total Liabilities and Capitalization	$2,163,719	$2,081,664

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Common Equity (unaudited)

(In thousands, except per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income/(Loss)	Total
Three Months Ended June 30, 2019
Beginning Balance	34,668	$34,668	$316,268	$478,014	$-	$828,950
Net income				15,548		15,548
Common stock dividends declared
($0.338 per share)				(11,701)		(11,701)
Ending Balance - June 30, 2019	34,668	$34,668	$316,268	$481,861	$-	$832,797

Three Months Ended June 30, 2020
Beginning Balance	34,668	$34,668	$316,268	$518,556	$-	$869,492
Net income				18,791		18,791
Common stock dividends declared
($0.353 per share)				(12,747)		(12,747)
Common stock issued, net	1,495	1,495	78,140			79,635
Ending Balance - June 30, 2020	36,163	$36,163	$394,408	$524,600	$-	$955,171

Six Months Ended June 30, 2019
Beginning Balance	34,668	$34,668	$316,268	$465,708	$-	$816,644
Net income				39,554		39,554
Common stock dividends declared
($0.675 per share)				(23,401)		(23,401)
Ending Balance - June 30, 2019	34,668	$34,668	$316,268	$481,861	$-	$832,797

Six Months Ended June 30, 2020
Beginning Balance	34,668	$34,668	$316,268	$504,740	$-	$855,676
Net income				44,828		44,828
Common stock dividends declared
($0.705 per share)				(24,968)		(24,968)
Common stock issued, net	1,495	1,495	78,140			79,635
Ending Balance - June 30, 2020	36,163	$36,163	$394,408	$524,600	$-	$955,171

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Income (unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Operating Revenues:
Electric revenues	$93,961	$97,077	$186,989	$194,546
Gas revenues	23,079	25,070	79,924	95,170
Total Operating Revenues	117,040	122,147	266,913	289,716

Operating Expenses:
Fuel for electric generation	8,692	10,403	18,398	24,320
Purchased power	10,856	11,036	21,342	21,887
Cost of gas sold	6,339	8,875	37,137	52,128
Other operations and maintenance	45,893	48,673	90,043	95,335
Depreciation and amortization	18,434	18,091	36,601	35,230
Other general taxes	4,975	4,985	9,882	9,948
Total Operating Expenses	95,189	102,063	213,403	238,848
Operating Income	21,851	20,084	53,510	50,868

Other income, net	3,531	2,958	6,911	5,165
Interest expense, net	(5,935)	(6,133)	(12,046)	(12,128)
Income before income taxes	19,447	16,909	48,375	43,905
Income tax provision	(3,046)	(2,966)	(7,417)	(7,892)
Net Income	$16,401	$13,943	$40,958	$36,013
Less: Net Income Attributable to Noncontrolling
Interest, net of tax	(5,768)	(5,621)	(11,261)	(11,111)
Net Income Attributable to MGE	$10,633	$8,322	$29,697	$24,902

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2020	2019
Operating Activities:
Net income	$40,958	$36,013
Items not affecting cash:
Depreciation and amortization	36,601	35,230
Deferred income taxes	4,034	1,231
Provision for doubtful receivables	817	732
Employee benefit plan credit	(1,875)	(1,920)
Other items	(380)	(181)
Changes in working capital items:
Decrease in current assets	7,460	15,845
(Decrease) increase in current liabilities	(4,439)	1,096
Cash contributions to pension and other postretirement plans	(2,943)	(2,319)
Other noncurrent items, net	2,412	(441)
Cash Provided by Operating Activities	82,645	85,286

Investing Activities:
Capital expenditures	(85,217)	(79,092)
Other	(890)	(271)
Cash Used for Investing Activities	(86,107)	(79,363)

Financing Activities:
Distributions to parent from noncontrolling interest	(8,500)	(11,500)
Capital contribution from parent	30,000	-
Repayments of long-term debt	(21,616)	(2,263)
Issuance of long-term debt	19,300	-
Net proceeds from short-term debt	-	10,500
Other	(999)	(1,038)
Cash Provided by (Used for) Financing Activities	18,185	(4,301)

Change in cash, cash equivalents, and restricted cash	14,723	1,622
Cash, cash equivalents, and restricted cash at beginning of period	5,529	6,670
Cash, cash equivalents, and restricted cash at end of period	$20,252	$8,292

Supplemental disclosures of cash flow information:
Significant noncash investing activities:
Accrued capital expenditures	$15,762	$2,264

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Balance Sheets (unaudited)

(In thousands)

	June 30,	December 31,
ASSETS	2020	2019
Current Assets:
Cash and cash equivalents	$18,002	$3,196
Accounts receivable, less reserves of $4,717 and $2,820, respectively	33,879	40,482
Affiliate receivables	787	530
Accounts receivable, less reserves of $349 and $438 , respectively	7,644	7,936
Unbilled revenues	23,118	25,899
Materials and supplies, at average cost	31,076	26,287
Fuel for electric generation, at average cost	8,008	8,358
Stored natural gas, at average cost	6,998	10,637
Prepaid taxes	15,591	15,463
Regulatory assets - current	10,475	11,432
Other current assets	9,934	10,065
Total Current Assets	165,512	160,285
Affiliate receivable long-term	2,383	2,648
Regulatory assets	129,775	134,314
Pension benefit asset	19,109	13,630
Other deferred assets and other	18,040	19,680
Property, Plant, and Equipment:
Property, plant, and equipment, net	1,524,645	1,530,227
Construction work in progress	161,542	112,484
Total Property, Plant, and Equipment	1,686,187	1,642,711
Investments	213	209
Total Assets	$2,021,219	$1,973,477

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$19,714	$19,659
Accounts payable	40,563	54,845
Accrued interest and taxes	11,791	8,754
Accrued payroll related items	11,688	12,752
Regulatory liabilities - current	8,121	9,228
Derivative liabilities	10,430	10,100
Other current liabilities	10,273	12,683
Total Current Liabilities	112,580	128,021
Other Credits:
Deferred income taxes	220,734	214,041
Investment tax credit - deferred	721	763
Regulatory liabilities	166,469	164,965
Accrued pension and other postretirement benefits	68,550	68,665
Derivative liabilities	9,950	15,340
Finance lease liabilities	17,725	17,379
Other deferred liabilities and other	62,987	62,973
Total Other Credits	547,136	544,126
Capitalization:
Common shareholder's equity	696,983	637,286
Noncontrolling interest	143,064	140,303
Total Equity	840,047	777,589
Long-term debt	521,456	523,741
Total Capitalization	1,361,503	1,301,330
Commitments and contingencies (see Footnote 8)
Total Liabilities and Capitalization	$2,021,219	$1,973,477

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Equity (unaudited)

(In thousands)

					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling
	Shares	Value	Capital	Earnings	Income/(Loss)	Interest	Total
Three Months Ended June 30, 2019
Beginning balance	17,348	$17,348	$192,417	$355,171	$-	$139,444	$704,380
Net income				8,322		5,621	13,943
Distributions to parent from
noncontrolling interest						(4,000)	(4,000)
Ending Balance - June 30, 2019	17,348	$17,348	$192,417	$363,493	$-	$141,065	$714,323

Three Months Ended June 30, 2020
Beginning balance	17,348	$17,348	$222,917	$416,085	$-	$138,796	$795,146
Net income				10,633		5,768	16,401
Capital contributions from parent			30,000				30,000
Distributions to parent from
noncontrolling interest						(1,500)	(1,500)
Ending Balance - June 30, 2020	17,348	$17,348	$252,917	$426,718	$-	$143,064	$840,047

Six Months Ended June 30, 2019
Beginning balance	17,348	$17,348	$192,417	$338,591	$-	$141,454	$689,810
Net income				24,902		11,111	36,013
Distributions to parent from
noncontrolling interest						(11,500)	(11,500)
Ending Balance - June 30, 2019	17,348	$17,348	$192,417	$363,493	$-	$141,065	$714,323

Six Months Ended June 30, 2020
Beginning balance	17,348	$17,348	$222,917	$397,021	$-	$140,303	$777,589
Net income				29,697		11,261	40,958
Capital contributions from parent			30,000				30,000
Distributions to parent from
noncontrolling interest						(8,500)	(8,500)
Ending Balance -June 30, 2020	17,348	$17,348	$252,917	$426,718	$-	$143,064	$840,047

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc., and Madison Gas and Electric Company

Notes to Consolidated Financial Statements (unaudited)

June 30, 2020

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

The accompanying consolidated financial statements as of June 30, 2020, and during the three and six months ended, are unaudited but include all adjustments that MGE Energy and MGE management consider necessary for a fair statement of their respective financial statements. All adjustments are of a normal, recurring nature except as otherwise disclosed. The year-end consolidated balance sheet information was derived from the audited balance sheet appearing in the 2019 Annual Report on Form 10-K but does not include all disclosures required by accounting principles generally accepted in the United States of America. These notes should be read in conjunction with the financial statements and the notes on pages 54 through 107 of the 2019 Annual Report on Form 10-K.

b.COVID-19.

With the global outbreak of the Coronavirus Disease 2019 (COVID-19) and the declaration of a pandemic by the World Health Organization on March 11, 2020, U.S. governmental authorities have deemed electric and gas utilities to be critical infrastructure. MGE Energy therefore has an obligation to keep operating and maintaining our critical electric and gas infrastructure. Since then, MGE Energy has been subject to, and is following, local, state and federal public health and safety regulations and guidance to control the pandemic.

MGE Energy's and MGE's consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented. MGE Energy and MGE considered the impact of COVID-19 developments on the assumptions and estimates used in the preparation of these financial statements.

c.Cash, Cash Equivalents, and Restricted Cash.

The following table presents the components of total cash, cash equivalents and restricted cash on the consolidated balance sheets.

	MGE Energy		MGE
	June 30,	December 31,	June 30,	December 31,
(In thousands)	2020	2019	2020	2019
Cash and cash equivalents	$51,642	$23,481	$18,002	$3,196
Restricted cash	20,599	619	599	619
Receivable - margin account	1,651	1,714	1,651	1,714
Cash, cash equivalents, and restricted cash	$73,892	$25,814	$20,252	$5,529

Cash Equivalents

MGE Energy and MGE consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Restricted Cash

MGE has certain cash accounts that are restricted to uses other than current operations and designated for a specific purpose. MGE's restricted cash accounts include cash held by trustees for certain employee benefits, cash deposits and certificates of deposit held by third parties. These are included in "Other current assets" on the consolidated balance sheets.

Receivable – Margin Account

Cash amounts held by counterparties as margin collateral for certain financial transactions are recorded as Receivable – margin account in "Other current assets" on the consolidated balance sheets. The costs being hedged are fuel for electric generation, purchased power, and cost of gas sold.

d.Trade Receivables, Allowance for Credit Losses, and Concentration Risk.

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. A 1% late payment charge is normally recorded on all receivables unpaid after the due date. In late March 2020, the 1% late payment charge was suspended in response to the PSCW's COVID-19 order. The order also suspended disconnection or refusal of services to any customer, with limited exceptions. The PSCW order was lifted on July 25, 2020; however, as permitted by regulatory action MGE notified the PSCW of its election to continue to waive late fees. The end date for this waiver period has not yet been determined but is expected to be no later than December 31, 2020. See Footnote 9.c. for further information.

The allowance for credit losses associated with these receivables represents MGE's best estimate of the amount of probable credit losses for existing accounts receivable. MGE manages concentration of credit risk through its credit and collection policies, which are consistent with state regulatory requirements. The allowance for credit losses is estimated based on historical write-off experience, regional economic data, review of the accounts receivable aging, and reasonable and supportable forecasts that affect the collectability of the reported amount. MGE has considered the effects of COVID-19 developments and associated governmental regulations, including suspension of disconnections for non-payment, in its estimate of allowance for credit losses by applying data from historical recessions and other significant economic downturns.

As of June 30, 2020, MGE had a reserve balance of $5.1 million against accounts receivable. During the three and six months ended June 30, 2020, MGE recorded $0.1 million and $0.6 million in write-offs, respectively. During the three and six months ended June 30, 2020, MGE recorded $1.5 million and $2.4 million of additional reserves, respectively, which include estimated impacts of COVID-19. The PSCW issued a deferral accounting order for deferral of incremental COVID-19-related costs. Recovery of these costs are expected to be addressed in future rate proceedings. As of June 30, 2020, MGE has deferred $1.6 million of incremental COVID-19-related costs as a regulatory asset. See Footnote 9.c. for further information.

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

3.

Investment in ATC and ATC Holdco - MGE Energy and MGE.

ATC owns and operates electric transmission facilities primarily in Wisconsin. MGE received an interest in ATC when it, like other Wisconsin electric utilities, contributed its electric transmission facilities to ATC as required by Wisconsin law. That interest is presently held by MGE Transco, a subsidiary of MGE Energy. ATC Holdco was formed by several members of ATC, including MGE Energy, to pursue electric transmission development and investments outside of Wisconsin. The ownership interest in ATC Holdco is held by MGEE Transco, a subsidiary of MGE Energy.

MGE Transco and MGEE Transco have accounted for their investments in ATC and ATC Holdco, respectively, under the equity method of accounting. Equity earnings from investments are recorded as "Other income" on the consolidated statements of income of MGE Energy. MGE Transco recorded the following amounts related to its investment in ATC:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2020	2019	2020	2019
Equity earnings from investment in ATC	$3,139	$2,297	$5,405	$4,515
Dividends from ATC	1,880	1,733	4,271	3,745
Capital contributions to ATC	355	1,065	533	1,243

ATC Holdco was formed in December 2016. In the near term, it is expected that ATC Holdco will be pursuing transmission development opportunities that typically have long development and investment lead times before becoming operational.

In July 2020, MGE Transco made a $0.4 million capital contribution to ATC.

ATC's summarized financial data is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2020	2019	2020	2019
Operating revenues	$203,071	$182,212	$389,872	$359,927
Operating expenses	(97,511)	(93,573)	(192,722)	(183,960)
Other income, net	906	287	1,281	547
Interest expense, net	(26,258)	(28,838)	(55,146)	(57,956)
Earnings before members' income taxes	$80,208	$60,088	$143,285	$118,558

MGE receives transmission and other related services from ATC. During the three and six months ended June 30, 2020, MGE recorded $7.6 million and $15.3 million, respectively, for transmission services received compared to $7.6 million and $15.2 million for the comparable periods in 2019. MGE also provides a variety of operational, maintenance, and project management services for ATC, which are reimbursed by ATC. As of June 30, 2020, and December 31, 2019, MGE had a receivable due from ATC of $1.5 million and $1.6 million, respectively. The receivable includes expenditures to fund transmission infrastructure upgrades at Badger

Hollow I and II and Two Creeks. MGE will be reimbursed for these costs after the new generation assets have been placed into service.

4.

Taxes - MGE Energy and MGE.

Effective Tax Rate.

The consolidated income tax provision differs from the amount computed by applying the statutory federal income tax rate to income before income taxes, as follows:

	MGE Energy		MGE
Three Months Ended June 30,	2020	2019	2020	2019
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	6.3	6.3	6.2	6.2
Amortized investment tax credits	(0.1)	(0.1)	(0.1)	(0.1)
Credit for electricity from wind energy	(6.7)	(6.2)	(7.3)	(6.8)
AFUDC equity, net	(1.4)	(0.2)	(1.5)	(0.2)
Amortization of utility excess deferred tax - tax reform(a)	(2.6)	(2.4)	(2.7)	(2.6)
Other, net, individually insignificant	0.1	-	0.1	0.1
Effective income tax rate	16.6%	18.4%	15.7%	17.6%

	MGE Energy		MGE
Six Months Ended June 30,	2020	2019	2020	2019
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	6.3	6.3	6.2	6.2
Amortized investment tax credits	(0.1)	(0.1)	(0.1)	(0.1)
Credit for electricity from wind energy	(6.8)	(6.1)	(7.4)	(6.7)
AFUDC equity, net	(1.5)	(0.2)	(1.6)	(0.2)
Amortization of utility excess deferred tax - tax reform(a)	(2.6)	(2.4)	(2.8)	(2.6)
Other, net, individually insignificant	-	0.4	-	0.4
Effective income tax rate	16.3%	18.9%	15.3%	18.0%

(a)Included are impacts of the Tax Cuts and Jobs Act for the regulated utility for excess deferred taxes recognized using a normalization method of accounting. During the three and six months ended June 30, 2020, MGE recognized $0.7 million and $1.3 million, respectively, compared to $0.5 million and $1.1 million for the comparable periods in 2019. The amount and timing of the cash impacts will depend on the period over which certain income tax benefits are provided to customers, as determined by the PSCW.

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

The following table presents the components of net periodic benefit costs recognized.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2020	2019	2020	2019
Pension Benefits
Components of net periodic benefit cost:
Service cost	$1,332	$1,221	$2,648	$2,362
Interest cost	3,082	3,742	6,105	7,194
Expected return on assets	(6,804)	(5,922)	(13,615)	(11,469)
Amortization of:
Prior service credit	(31)	(31)	(62)	(59)
Actuarial loss	1,392	1,985	2,678	3,714
Net periodic benefit (credit) cost	$(1,029)	$995	$(2,246)	$1,742

Postretirement Benefits
Components of net periodic benefit cost:
Service cost	$321	$334	$632	$553
Interest cost	566	865	1,139	1,442
Expected return on assets	(787)	(676)	(1,577)	(1,357)
Amortization of:
Transition obligation	1	1	1	2
Prior service credit	(667)	(662)	(1,334)	(1,330)
Actuarial loss	40	94	110	200
Net periodic benefit (credit) cost	$(526)	$(44)	$(1,029)	$(490)

As a result of lower investment returns in the fourth quarter of 2018, pension and postretirement benefit costs increased in 2019. In August 2019, the PSCW approved MGE's request to defer the difference between estimated pension and other postretirement costs included in the 2019 and 2020 rate settlement and actual expense incurred. MGE expects that the deferred cost for employee benefit plans will be factored into future rate proceedings. During 2019, MGE deferred approximately $6.2 million of pension and other post-retirement costs. MGE expects to over-collect benefit costs in 2020 rates, which will reduce the regulatory asset that MGE expects to be factored into future rate proceedings. During the three and six months ended June 30, 2020, MGE over-collected approximately $0.2 million and $0.6 million, respectively, of pension and other postretirement costs, which reduced the amount deferred in 2019. During the three and six months ended June 30, 2019, MGE deferred approximately $3 million of pension and postretirement costs. The impact of this deferral has not been reflected in the table above.

6.

Equity and Financing Arrangements.

a.Common Stock - MGE Energy.

MGE Energy sells shares of its common stock through its Direct Stock Purchase and Dividend Reinvestment Plan (the Stock Plan). Those shares may be newly issued shares or shares that are purchased in the open market by an independent agent for participants in the Stock Plan. All sales under the Stock Plan are covered by a shelf registration statement that MGE Energy filed with the SEC. During the three and six months ended June 30, 2020 and 2019, MGE Energy issued no new shares of common stock under the Stock Plan.

In May 2020, MGE Energy issued 1.5 million shares of its common stock in an underwritten offering. MGE Energy received proceeds, net of underwriter fees and issuance costs, of $79.6 million from the issuance and sale of those shares. The net proceeds are expected to be used for general corporate purposes, including capital expenditures.

b.Dilutive Shares Calculation - MGE Energy.

MGE Energy has no dilutive securities issued.

c.Long-term Debt - MGE Energy and MGE.

In April 2020, MGE borrowed $19.3 million from the City of Madison, Wisconsin's issuance of Industrial Development Revenue Refunding Bonds (Madison Gas and Electric Company Project), Series 2020A. The bonds carry an interest rate of 2.05% per annum with interest payable semi-annually on April 1 and October 1 of each year, commencing on October 1, 2020. The bonds require their holder to tender them on April 30, 2023, at which time the bonds will either be repriced and remarketed or redeemed and retired. MGE used the proceeds to redeem at par $19.3 million of existing Industrial Development Revenue Refunding Bonds (Madison Gas and Electric Company Project), Series 2002B due October 1, 2027.

The funds for the loan were provided by a purchaser of the bonds pursuant to a Bond Purchase and Covenants Agreement between that purchaser and MGE. That Agreement requires MGE to maintain a ratio of consolidated indebtedness to consolidated total capitalization not to exceed a maximum of 65%. Both consolidated indebtedness and consolidated total capitalization are to be determined in accordance with GAAP, except that amounts included within MGE's indebtedness and capitalization from "variable interest entities" are excluded. A change of control constitutes a default under the Bond Purchase Agreement. Change in control events are defined as (i) a failure by MGE Energy to hold 100% of the outstanding voting equity interest in MGE or (ii) the acquisition of beneficial ownership of 30% or more of the outstanding voting stock of MGE Energy by one person or two or more persons acting in concert. The ratio, and its calculation, and the change of control provision reflect the provisions contained in MGE’s credit agreements.

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

In 2020, 5,048 units were granted under the 2013 Plan and are subject to a three-year graded vesting schedule. No units were granted under the 2006 Plan in 2020 in view of the adoption of the 2020 Performance Unit Plan described below. On the grant date, the cost of the director or employee services received in exchange for a performance unit award is measured based on the current market value of MGE Energy common stock. The fair value of the awards is remeasured quarterly, including as of June 30, 2020, as required by applicable accounting standards. Changes in quarterly fair value as well as the original grant are recognized as compensation cost. Since this amount is remeasured throughout the vesting period, the compensation cost is subject to variability.

For nonretirement eligible employees under the 2006 Plan, stock-based compensation costs are accrued and recognized using the graded vesting method. Compensation cost for retirement eligible employees or employees that will become retirement eligible during the vesting schedule are recognized on an abridged horizon as retirement eligibility accelerates vesting.

During the three months ended June 30, 2020 and 2019, MGE recorded $0.2 million and $0.7 million, respectively, in compensation expense as a result of awards under the 2013 Plan and 2006 Plan. During the six months ended June 30, 2020 and 2019, MGE recorded $0.5 million in compensation benefit and $1.9 million in compensation expense, respectively, as a result of awards under the 2013 Plan and 2006 Plan. In January 2020, cash payments of $2.0 million were distributed relating to awards that were granted in a prior year under the plans. No forfeitures of units occurred during the three and six months ended June 30, 2020 and 2019. As of June 30, 2020, $3.5 million of outstanding awards are vested. Of this amount, no cash settlements have occurred as cash payments are only made at the end of the period covered by the awards.

b.

2020 Performance Unit Plan

The 2020 Performance Unit Plan (the 2020 Plan) was adopted in February 2020 for eligible employees. Plan participants may receive awards of performance units, restricted units, or both. Performance units entitle the holder to receive a cash payment equal to the value of a designated number of shares of MGE Energy's common stock, plus dividend-equivalent payments thereon, based upon achievement of specified performance goals during a performance period set by the Compensation Committee of the Board of Directors. Restricted units entitle the holder to receive a cash payment equal to the value of a designated number of shares of MGE Energy's common stock, plus dividend-equivalent payments thereon, at the end of a defined time period. Awards are subject to vesting provisions providing for 100% vesting at the end of the performance period, in the case of performance units, and at the end of the defined time period in the case of restricted units. The performance units and restricted units will be paid out in cash and are accounted for as a liability award. No shares of common stock will be issued in connection with the 2020 Plan.

In April 2020, 9,822 performance units and 9,822 restricted units were granted under the 2020 Plan. The 2020 performance units contain market and performance conditions. The market condition is based on total shareowner return relative to an investor-owned utility peer group. The performance condition is based on achievement of targets specified in the award agreement (such as an earnings growth target). The fair value of each performance unit is based on the fair value of the underlying common stock on the grant date and the probability of satisfying the market and performance conditions contained in the award agreement during the three-year performance period. The actual number of performance units that will be paid out upon vesting is dependent upon actual performance and may range from zero to 200% of the granted number of units. The 2020 restricted units will vest based on a three-year cliff vesting schedule.

During the three and six months ended June 30, 2020, MGE recorded $0.6 million in compensation expense as a result of awards under the 2020 Plan.

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

•The EPA's cooling water intake rules, which require cooling water intake structures at electric power plants to meet best available technology (BAT) standards so that mortality from entrainment (drawing aquatic life into a plant's cooling system) and impingement (trapping aquatic life on screens) are reduced. MGE will need to conduct studies at its Blount plant by the end of 2021 to determine BAT. Columbia's operator will also need to determine BAT. Future BAT requirements at Blount and Columbia will be based on the results of these intake studies and will be specified in the next permits expected to be issued in 2023 or later. MGE expects that this rule will not have a material effect on its existing plants.

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

•The EPA's rule to regulate ambient levels of ozone through the 2015 Ozone National Ambient Air Quality Standards (NAAQS).

In May 2018, the EPA issued a final rule that designated the northeast portion of Milwaukee County as being in nonattainment with this NAAQS. The Elm Road Units are located in Milwaukee County, outside the designated nonattainment area. In August 2018, several environmental groups, the City of Chicago, and the State of Illinois filed federal lawsuits challenging several of the EPA's attainment designation decisions, including the partial Milwaukee County designation as being too narrow and not sufficiently protective. In July 2020, the United States District Court of the District of Columbia remanded the partial Milwaukee County attainment designation back to EPA for further explanation. MGE is monitoring the outcome of EPA’s remand analysis and how it may affect our Elm Road Units in Milwaukee County. At this time, MGE expects that the 2015 Ozone NAAQS will not have a material effect on its existing plants based on final designations.

•Rules regulating nitrogen oxide (NOx) and sulfur dioxide (SO2) emissions, including the Cross State Air Pollution Rule (CSAPR) and Clean Air Visibility Rule (CAVR).

The EPA's CSAPR and its progeny are a suite of interstate air pollution transport rules designed to reduce ozone and fine particulate (PM2.5) air levels in areas that the EPA has determined as being significantly impacted by pollution from upwind states. In September 2019, the U.S. Court of Appeals upheld the legal argument that the EPA cannot provide a partial remedy to the Clean Air Act's "Good Neighbor Provision," which addresses interstate transport of pollutants from upwind states to downwind states. Wisconsin is considered an upwind and downwind state under CSAPR and is potentially impacted by rules that the EPA will develop to address this remand. MGE has met its current CSAPR obligations through a combination of reduced emissions through pollution control (e.g., SCR installation at Columbia), as well as owned, received, and purchased allowances. While uncertainty remains around CSAPR due to legal challenges, MGE expects that it will meet ongoing CSAPR obligations for the foreseeable future. MGE will continue to monitor developments in EPA revisions after the remand and any ongoing litigation over this rule.

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

In December 2019, the EPA introduced a proposed rule to revise some of the closure standards that are in the 2015 CCR Rule. If the proposed rule is finalized, MGE does not anticipate that it will have a material impact on our operations.

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

c.Purchase Contracts - MGE Energy and MGE.

MGE Energy and MGE have entered into various commodity supply, transportation, and storage contracts to meet their obligations to deliver electricity and natural gas to customers. Management expects to recover these costs in future customer rates. The following table shows future commitments related to purchase contracts as of June 30, 2020:

(In thousands)	2020	2021	2022	2023	2024	Thereafter
Natural gas
Transportation and storage(a)	10,254	21,854	22,008	22,008	22,008	36,603
Supply(b)	8,894	10,891	-	-	-	-
	$19,148	$32,745	$22,008	$22,008	$22,008	$36,603

(a)MGE's natural gas transportation and storage contracts require fixed monthly payments for firm supply pipeline transportation and storage capacity. The pricing components of the fixed monthly payments for the transportation and storage contracts are established by FERC but may be subject to change.

(b)These commitments include market-based pricing.

9.

Rate Matters - MGE Energy and MGE.

a.Rate Proceedings.

In June 2020, MGE filed with the PSCW a letter of intent to negotiate and enter into a settlement agreement for the pending 2021 rate case. As currently discussed, the proposed settlement would include a zero percent increase for electric rates and increase gas rates by approximately 4% for 2021. The gas increase covers infrastructure costs and technology improvements. The proposal also seeks escrow accounting treatment for pension and other postretirement benefit costs, bad debt expense, and credit customer payment card fees. Escrow accounting treatment would allow MGE to defer any difference between estimated costs in rates and actual costs incurred in its next rate filing. Any difference, if allowed, would be recorded as a regulatory asset or regulatory liability. MGE currently expects no change in the 2020 authorized return on common equity and capital structure for 2021.

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

The PSCW issued a final decision in the 2019 fuel rules proceedings for MGE to have the opportunity to either use the $1.5 million deferred as part of the settlement to MGE's pending 2021 rate case or to refund the balance to customers in October 2020. There was no change to the refund in the fuel rules proceedings from the amount MGE deferred in the previous year. The 2019 fuel credit is currently included in the proposed settlement to MGE's pending 2021 rate case.

As of June 30, 2020, MGE had deferred $0.3 million of 2020 fuel savings. These costs will be subject to the PSCW's annual review of 2020 fuel costs, which is expected to be completed in 2021.

c.COVID-19.

On March 24, 2020, the PSCW ordered changes to the tariff provisions of all public utilities in Wisconsin in response to the COVID-19 pandemic, including prohibitions on service disconnections or refusals, restrictions on customer credit terms (no cash deposits and requirements to offer deferred payment agreements), and no late payment charges. The order resulted in increased bad debt expense and foregone revenue. This Order as it pertains to the prohibitions on service disconnections for residential customers remains in effect until September 1, 2020. All other restrictions were lifted in July 2020. As permitted by regulatory action, MGE notified the PSCW on July 16, 2020 of its election to continue to waive late fees for all customer classes and seek recovery in a future period. The end date for this waiver period has not yet been determined but is expected to be no later than December 31, 2020.

On March 24, 2020, the PSCW issued a further order authorizing deferral of expenditures incurred to ensure the provision of safe, reliable, and affordable access to utility services during the COVID-19 pandemic and late payment charges. Expenditures may include items such as bad debt expense and personal protective equipment. Foregone revenue from late payment charges and the potential delay in payments from customers is expected to impact the timing of cash inflows. Subject to PSCW approval of recovery, foregone late payment charges are expected to be recognized as revenue when it is collected from customers, and deferred expenditures are expected to be recognized as a regulatory asset as costs are incurred (meaning that those expenditures will affect cash flows when paid but will not affect income until recovery is permitted by the PSCW). Recovery of expenditures and late payment charges is expected to be addressed in future rate proceedings. While management believes that cost recovery is probable, the timing of collection from customers cannot be estimated at this time. Management will continue to assess the probability of recovery of deferred costs as the COVID-19 pandemic progresses. As of June 30, 2020, MGE had deferred $1.8 million.

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

b.Notional Amounts.

The gross notional volume of open derivatives is as follows:

	June 30, 2020		December 31, 2019
Commodity derivative contracts	413,320	MWh	417,840	MWh
Commodity derivative contracts	7,280,000	Dth	6,605,000	Dth
FTRs	6,286	MW	2,750	MW
PPA	1,150	MW	1,450	MW

c.Financial Statement Presentation.

MGE purchases and sells exchange-traded and over-the-counter options, swaps, and future contracts. These arrangements are primarily entered into to help stabilize the price risk associated with gas or power purchases. These transactions are employed by both MGE's gas and electric segments. Additionally, as a result of the firm transmission agreements that MGE holds on electricity transmission paths in the MISO market, MGE holds financial transmission rights (FTRs). An FTR is a financial instrument that entitles the holder to a stream of revenues or charges based on the differences in hourly day-ahead energy prices between two points on the transmission grid. The fair values of these instruments are offset with a corresponding regulatory asset/liability depending on whether they are in a net loss/gain position. Depending on the nature of the instrument, the gain or loss associated with these transactions will be reflected as cost of gas sold, fuel for electric generation, or purchased power expense in the delivery month applicable to the instrument. As of June 30, 2020, and December 31, 2019, the cost basis of exchange traded derivatives and FTRs exceeded their fair value by $0.1 million and $1.4 million, respectively.

MGE is a party to a purchased power agreement that provides MGE with firm capacity and energy during a base term from June 1, 2012, through May 31, 2022. The agreement also allows MGE an option to extend the contract after the base term. The agreement is accounted for as a derivative contract and is recognized at its fair value on the consolidated balance sheets. However, the derivative qualifies for regulatory deferral and is recognized with a corresponding regulatory asset or liability depending on whether the fair value is in a loss or gain position. The fair value of the contract as of June 30, 2020, and December 31, 2019, reflected a loss position of $20.4 million and $25.4 million, respectively. The actual cost will be recognized in purchased power expense in the month of purchase.

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

	Derivative	Derivative
(In thousands)	Assets	Liabilities	Balance Sheet Location
June 30, 2020
Commodity derivative contracts(a)	$1,281	$1,407	Derivative liability (current)(b)
Commodity derivative contracts(a)	152	88	Derivative liability (long-term)
FTRs	42	-	Other current assets
PPA	N/A	10,430	Derivative liability (current)
PPA	N/A	9,950	Derivative liability (long-term)

December 31, 2019
Commodity derivative contracts(a)	$157	$1,521	Derivative liability (current)(b)
Commodity derivative contracts(a)	73	217	Derivative liability (long-term)
FTRs	73	-	Other current assets
PPA	N/A	10,100	Derivative liability (current)
PPA	N/A	15,340	Derivative liability (long-term)

(a) As of June 30, 2020, and December 31, 2019, collateral of $0.3 million and $1.5 million, respectively, was posted against and netted with derivative liability positions on the consolidated balance sheets.

(b) As of June 30, 2020, and December 31, 2019, MGE posted $0.3 million and $0.1 million, respectively, as other current assets on the consolidated balance sheets.

The following tables show the effect of netting arrangements for recognized derivative assets and liabilities that are subject to a master netting arrangement or similar arrangement on the consolidated balance sheets.

Offsetting of Derivative Assets
(In thousands)	Gross Amounts	Gross Amounts Offset in Balance Sheets	Collateral Posted Against Derivative Positions	Net Amount Presented in Balance Sheets
June 30, 2020
Commodity derivative contracts	$1,433	$(1,176)	$-	$257
FTRs	42	-	-	42

December 31, 2019
Commodity derivative contracts	$230	$(192)	$-	$38
FTRs	73	-	-	73

Offsetting of Derivative Liabilities
(In thousands)	Gross Amounts	Gross Amounts Offset in Balance Sheets	Collateral Posted Against Derivative Positions	Net Amount Presented in Balance Sheets
June 30, 2020
Commodity derivative contracts	$1,495	$(1,176)	$(319)	$-
PPA	20,380	-	-	20,380

December 31, 2019
Commodity derivative contracts	$1,738	$(192)	$(1,546)	$-
PPA	25,440	-	-	25,440

The following tables summarize the unrealized and realized gains/losses related to the derivative instruments on the consolidated balance sheets and the consolidated statements of income.

	2020		2019
(In thousands)	Current and Long-Term Regulatory Asset	Other Current Assets	Current and Long-Term Regulatory Asset	Other Current Assets
Three Months Ended June 30:
Balance as of April 1,	$25,327	$430	$31,023	$259
Unrealized (gain) loss	(2,648)	-	3,228	-
Realized (loss) gain reclassified to a deferred account	(729)	729	(731)	731
Realized loss reclassified to income statement	(1,550)	(219)	(4)	(112)
Balance as of June 30,	$20,400	$940	$33,516	$878

Six Months Ended June 30:
Balance as of January 1,	$26,875	$1,100	$31,830	$377
Unrealized (gain) loss	(3,337)	-	2,306	-
Realized (loss) gain reclassified to a deferred account	(1,792)	1,792	(991)	991
Realized (loss) gain reclassified to income statement	(1,346)	(1,952)	371	(490)
Balance as of June 30,	$20,400	$940	$33,516	$878

	Realized Losses (Gains)
	2020		2019
(In thousands)	Fuel for Electric Generation/ Purchased Power	Cost of Gas Sold	Fuel for Electric Generation/ Purchased Power	Cost of Gas Sold
Three Months Ended June 30:
Commodity derivative contracts	$943	$47	$299	$99
FTRs	(41)	-	61	-
PPA	820	-	(343)	-

Six Months Ended June 30:
Commodity derivative contracts	$1,623	$1,654	$568	$377
FTRs	(106)	-	(74)	-
PPA	127	-	(752)	-

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

The PPA has a provision that may require MGE to post collateral if MGE's debt rating falls below investment grade (i.e., below BBB-). The amount of collateral that it may be required to post varies from $20.0 million to $40.0 million, depending on MGE's nominated capacity amount. As of June 30, 2020, no collateral was required to be, or had been, posted. Certain counterparties extend MGE a credit limit. If MGE exceeds these limits, the counterparties may require collateral to be posted. As of June 30, 2020, and December 31, 2019, no counterparties were in a net liability position.

Nonperformance of counterparties to the non-exchange traded derivatives could expose MGE to credit loss. However, MGE enters into transactions only with companies that meet or exceed strict credit guidelines, and it monitors these counterparties on an ongoing basis to mitigate nonperformance risk in its portfolio. As of June 30, 2020, no counterparties had defaulted.

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

The estimated fair market value offinancial instruments are as follows:

	June 30, 2020		December 31, 2019
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
MGE Energy
Assets:
Cash and cash equivalents	$51,642	$51,642	$23,481	$23,481
Liabilities:
Long-term debt(a)	545,563	654,313	547,879	611,909

MGE
Assets:
Cash and cash equivalents	$18,002	$18,002	$3,196	$3,196
Liabilities:
Long-term debt(a)	545,563	654,313	547,879	611,909

(a) Includes long-term debt due within one year. Excludes debt issuance costs and unamortized discount of $4.4 million and $4.5 million as of June 30, 2020, and December 31, 2019, respectively.

b.Recurring Fair Value Measurements.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis.

	Fair Value as of June 30, 2020
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Derivatives, net	$1,475	$1,076	$-	$399
Exchange-traded investments	1,622	1,622	-	-
Total Assets	$3,097	$2,698	$-	$399
Liabilities:
Derivatives, net(b)	$21,875	$453	$-	$21,422
Deferred compensation	3,339	-	3,339	-
Total Liabilities	$25,214	$453	$3,339	$21,422

MGE
Assets:
Derivatives, net	$1,475	$1,076	$-	$399
Exchange-traded investments	213	213	-	-
Total Assets	$1,688	$1,289	$-	$399
Liabilities:
Derivatives, net(b)	$21,875	$453	$-	$21,422
Deferred compensation	3,339	-	3,339	-
Total Liabilities	$25,214	$453	$3,339	$21,422

	Fair Value as of December 31, 2019
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Derivatives, net	$303	$189	$-	$114
Exchange-traded investments	1,271	1,271	-	-
Total Assets	$1,574	$1,460	$-	$114
Liabilities:
Derivatives, net(b)	$27,178	$608	$-	$26,570
Deferred compensation	3,157	-	3,157	-
Total Liabilities	$30,335	$608	$3,157	$26,570

MGE
Assets:
Derivatives, net	$303	$189	$-	$114
Exchange-traded investments	209	209	-	-
Total Assets	$512	$398	$-	$114
Liabilities:
Derivatives, net(b)	$27,178	$608	$-	$26,570
Deferred compensation	3,157	-	3,157	-
Total Liabilities	$30,335	$608	$3,157	$26,570

(b) These amounts are shown gross and exclude $0.3 million and $1.5 million of collateral that was posted against derivative positions with counterparties as of June 30, 2020 and December 31, 2019, respectively.

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

The following table presents the significant unobservable inputs used in the pricing model.

	Model Input
Significant Unobservable Inputs	June 30, 2020	December 31, 2019
Basis adjustment:
On peak	93.8%	92.1%
Off peak	93.8%	92.7%
Counterparty fuel mix:
Internal generation - range	46.0% - 65.0%	40.0% - 60.0%
Internal generation - weighted average	56.3%	52.2%
Purchased power - range	54.0% - 35.0%	60.0% - 40.0%
Purchased power - weighted average	43.7%	47.8%

The following table summarizes the changes in Level 3 commodity derivative assets and liabilities measured at fair value on a recurring basis.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2020	2019	2020	2019
Beginning balance	$(25,647)	$(31,283)	$(26,456)	$(32,002)
Realized and unrealized gains (losses):
Included in regulatory assets	4,624	(2,054)	5,434	(1,335)
Included in other comprehensive income	-	-	-	-
Included in earnings	(1,710)	(792)	(3,163)	(1,436)
Included in current assets	(311)	(376)	(64)	(203)
Purchases	5,317	5,858	10,331	11,623
Sales	-	-	-	-
Issuances	-	-	-	-
Settlements	(3,296)	(4,690)	(7,105)	(9,984)
Transfers in and/or out of Level 3	-	-	-	-
Balance as of June 30,	$(21,023)	$(33,337)	$(21,023)	$(33,337)
Total gains (losses) included in earnings attributed to
the change in unrealized gains (losses) related to
assets and liabilities held as of June 30,(c)	$-	$-	$-	$-

The following table presents total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis(c).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2020	2019	2020	2019
Purchased Power Expense	$(1,663)	$(693)	$(2,847)	$(1,249)
Cost of Gas Sold Expense	(47)	(99)	(316)	(187)
Total	$(1,710)	$(792)	$(3,163)	$(1,436)

(c) MGE's exchange-traded derivative contracts, over-the-counter party transactions, purchased power agreement, and FTRs are subject to regulatory deferral. These derivatives are therefore marked to fair value and are offset in the financial statements with a corresponding regulatory asset or liability.

12.

Joint Plant Ownership - MGE Energy and MGE

MGE currently has ongoing jointly-owned solar generation construction projects, as shown in the following table. Incurred costs are reflected in "Construction work in progress" on the consolidated balance sheets.

	Ownership	Share of		Share of		Costs incurred as		Estimated
Project	Interest	Generation		Estimated Costs		of June 30, 2020(a)		Completion Date
Two Creeks(b)	33%	50	MW	$65	million	$44.8	million	End of 2020
Badger Hollow I(c)	33%	50	MW	$65	million	$38.5	million	April 2021
Badger Hollow II(c)	33%	50	MW	$65	million	$4.5	million	December 2022

(a)Excluding AFUDC.

(b) The Two Creeks solar generation array is located in the Town of Two Creeks and the City of Two Rivers in Manitowoc and Kewaunee Counties, Wisconsin.

(c)The Badger Hollow I and Badger Hollow II solar farm is located in southwestern Wisconsin in Iowa County, near the villages of Montfort and Cobb.

MGE received specific approval to recover 100% AFUDC on each of these projects. During the three months ended June 30, 2020 and 2019, MGE has recognized $1.4 million and $0.1 million, respectively, after tax, in AFUDC for Two Creeks and Badger Hollow I and II. During the six months ended June 30, 2020 and 2019, MGE has recognized $2.6 million and $0.1 million, respectively, after tax, in AFUDC for Two Creeks and Badger Hollow I and II.

13.

Revenue - MGE Energy and MGE.

Revenues disaggregated by revenue source were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30,		June 30,
Electric revenues	2020	2019	2020	2019
Residential	$34,874	$30,749	$68,302	$65,330
Commercial	47,388	52,762	95,022	102,015
Industrial	2,763	3,322	5,563	6,253
Other-retail/municipal	8,050	8,946	16,254	17,185
Total retail	93,075	95,779	185,141	190,783
Sales to the market	568	790	1,050	2,751
Other revenues	104	294	546	745
Total electric revenues	93,747	96,863	186,737	194,279

Gas revenues
Residential	15,405	16,000	48,892	56,317
Commercial/Industrial	6,438	7,883	27,909	36,008
Total retail	21,843	23,883	76,801	92,325
Gas transportation	1,232	1,094	3,026	2,630
Other revenues	4	93	97	215
Total gas revenues	23,079	25,070	79,924	95,170

Non-regulated energy revenues	214	214	252	267
Total Operating Revenue	$117,040	$122,147	266,913	$289,716

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account. A contract's transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The majority of contracts have a single performance obligation.

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

Transportation of Gas

MGE has contracts under which it provides gas transportation services to customers who have elected to purchase gas from a third party. MGE delivers this gas via pipelines within its service territory. Revenue is recognized as service is rendered or gas is delivered to customers. Tariffs are approved by the PSCW through a rate order and provide gas transportation customers with standard terms and conditions, including pricing terms.

14.

Segment Information - MGE Energy and MGE.

MGE Energy operates in the following business segments: electric utility, gas utility, nonregulated energy, transmission investment, and all other. See the 2019 Annual Report on Form 10-K for additional discussion of each of these segments.

The following tables show segment information for MGE Energy's operations for the indicated periods:

(In thousands) MGE Energy	Electric	Gas	Nonregulated Energy	Transmission Investment	All Others	Consolidation/ Elimination	Consolidated Total
Three Months Ended June 30, 2020
Operating revenues from external customers	$93,747	$23,079	$214	$-	$-	$-	$117,040
Interdepartmental revenues	185	2,355	10,089	-	-	(12,629)	-
Total operating revenues	93,932	25,434	10,303	-	-	(12,629)	117,040
Equity in earnings of investments	-	-	-	3,141	-	-	3,141
Net income	10,216	960	5,225	2,285	105	-	18,791

Three Months Ended June 30, 2019
Operating revenues from external customers	$96,863	$25,070	$214	$-	$-	$-	$122,147
Interdepartmental revenues	198	1,929	9,995	-	-	(12,122)	-
Total operating revenues	97,061	26,999	10,209	-	-	(12,122)	122,147
Equity in earnings of investments	-	-	-	2,267	-	-	2,267
Net income (loss)	7,876	951	5,116	1,648	(43)	-	15,548

Six Months Ended June 30, 2020
Operating revenues from external customers	$186,737	$79,924	$252	$-	$-	$-	$266,913
Interdepartmental revenues	375	5,806	20,146	-	-	(26,327)	-
Total operating revenues	187,112	85,730	20,398	-	-	(26,327)	266,913
Equity in earnings of investments	-	-	-	5,427	-	-	5,427
Net income (loss)	21,679	8,994	10,285	3,948	(78)	-	44,828

Six Months Ended June 30, 2019
Operating revenues from external customers	$194,279	$95,170	$267	$-	$-	$-	$289,716
Interdepartmental revenues	397	6,891	19,968	-	-	(27,256)	-
Total operating revenues	194,676	102,061	20,235	-	-	(27,256)	289,716
Equity in earnings of investments	-	-	-	4,436	-	-	4,436
Net income	17,226	8,710	10,077	3,226	315	-	39,554

The following tables show segment information for MGE's operations for the indicated periods:

(In thousands) MGE	Electric	Gas	Nonregulated Energy	Consolidation/ Elimination	Consolidated Total
Three Months Ended June 30, 2020
Operating revenues from external customers	$93,747	$23,079	$214	$-	$117,040
Interdepartmental revenues	185	2,355	10,089	(12,629)	-
Total operating revenues	93,932	25,434	10,303	(12,629)	117,040
Net income attributable to MGE	10,216	960	5,225	(5,768)	10,633

Three Months Ended June 30, 2019
Operating revenues from external customers	$96,863	$25,070	$214	$-	$122,147
Interdepartmental revenues	198	1,929	9,995	(12,122)	-
Total operating revenues	97,061	26,999	10,209	(12,122)	122,147
Net income attributable to MGE	7,876	951	5,116	(5,621)	8,322

Six Months Ended June 30, 2020
Operating revenues from external customers	$186,737	$79,924	$252	$-	$266,913
Interdepartmental revenues	375	5,806	20,146	(26,327)	-
Total operating revenues	187,112	85,730	20,398	(26,327)	266,913
Net income attributable to MGE	21,679	8,994	10,285	(11,261)	29,697

Six Months Ended June 30, 2019
Operating revenues from external customers	$194,279	$95,170	$267	$-	$289,716
Interdepartmental revenues	397	6,891	19,968	(27,256)	-
Total operating revenues	194,676	102,061	20,235	(27,256)	289,716
Net income attributable to MGE	17,226	8,710	10,077	(11,111)	24,902

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

Executive Overview

Our primary focus today and for the foreseeable future is our core utility customers at MGE as well as creating long-term value for our shareholders. MGE continues to face the challenge of providing its customers with reliable power at competitive prices. MGE meets this challenge by investing in more efficient generation projects, including renewable energy sources. MGE continues to examine and pursue opportunities to reduce the proportion that coal generation represents in its generation mix, including the reduction in its ownership of Columbia (a coal-fired generating facility) and its growing ownership of renewable generation sources. MGE will continue to focus on growing earnings while controlling operating and fuel costs. MGE maintains safe and efficient operations in addition to providing customer value. We believe it is critical to maintain a strong credit standing consistent with financial strength in MGE as well as the parent company in order to accomplish these goals.

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

•Energy commodity prices, including natural gas prices,

•Equity price risk pertaining to pension related assets,

•Credit market conditions, including interest rates and our debt credit rating,

•Environmental laws and regulations, including adopted and pending environmental rule changes,

•Governmental efforts to address the COVID-19 pandemic, including restrictions on activity, increased employee health and welfare costs, and precautions for dealing with members of the public, and

•Other factors listed in "Item 1A. Risk Factors" in our 2019 Annual Report on Form 10-K.

During the three months ended June 30, 2020, MGE Energy's earnings were $18.8 million or $0.53 per share compared to $15.5 million or $0.45 per share during the same period in the prior year. MGE's earnings during the three months ended June 30, 2020, were $10.6 million compared to $8.3 million during the same period in the prior year.

During the six months ended June 30, 2020, MGE Energy's earnings were $44.8 million or $1.28 per share compared to $39.6 million or $1.14 per share during the same period in the prior year. MGE's earnings during the six months ended June 30, 2020, were $29.7 million compared to $24.9 million during the same period in the prior year.

MGE Energy's net income was derived from our business segments as follows:

	Three Months Ended		Six Months Ended
(In millions)	June 30,		June 30,
Business Segment:	2020	2019	2020	2019
Electric Utility	$10.2	$7.9	$21.7	$17.2
Gas Utility	1.0	0.9	9.0	8.7
Nonregulated Energy	5.2	5.1	10.3	10.1
Transmission Investments	2.3	1.6	3.9	3.3
All Other	0.1	-	(0.1)	0.3
Net Income	$18.8	$15.5	$44.8	$39.6

Our net income during the three and six months ended June 30, 2020, compared to the same period in the prior year primarily reflects the effects of the following factors:

Electric Utility

Electric net income increased primarily due to AFUDC equity earned from the construction of Two Creeks and Badger Hollow I and II and savings in operating and maintenance costs. An increase in assets included in rate base also contributed to increased earnings for 2020. A reduction of retail sales driven by the impacts of COVID-19 and associated governmental regulations reduced electric earnings in 2020. Commercial retail sales decreased approximately 10% in the second quarter of 2020 compared to the same period in the prior year. This decrease was partially mitigated by an increase in residential sales of approximately 20%. As businesses shifted their workforce to a remote work environment, residential sales increased. The impact from COVID-19 was also mitigated by warmer weather in the second quarter of 2020. Cooling degree days (a measure for determining the impact of weather during the cooling season) increased from 118 days in 2019 to 213 days in 2020.

Gas Utility

Gas net income increased primarily due to savings in operating and maintenance costs and customer growth. An increase in assets included in rate base also contributed to increased earnings for 2020. Colder than normal weather in the first quarter of 2019 and milder weather in the first quarter of 2020 partially offset this increase. Heating degree days (a measure for determining the impact of weather during the heating season) decreased by 12.3% compared to 2019.

The following developments affected the first six months of 2020:

2019/2020 Rate Change Settlement: In December 2018, the PSCW approved a settlement agreement between MGE and intervening parties in the then-pending rate case. The settlement decreased electric rates by 2.24%, or $9.2 million, in 2019. MGE maintained this rate level for 2020, with the exception that MGE's electric rates were adjusted by the 2020 Fuel Cost Plan. The decrease in electric rates reflects the ongoing impacts of the Tax Act. Lower fuel costs and an increase in rate base from renewable generation assets further impacted the rate change. In 2020, electric rates decreased 0.84%, or $3.4 million, as approved by the PSCW in December 2019 in the 2020 Fuel Cost Plan. The settlement agreement increased gas rates by 1.06%, or $1.7 million, in 2019 and 1.46%, or $2.4 million, in 2020. The increase covers infrastructure costs. Gas rates also reflect the impacts of the Tax Act.

Pension and Other Postretirement Benefit Costs PSCW Deferral: As a result of lower investment returns in the fourth quarter of 2018, pension and postretirement benefit costs increased in 2019. In August 2019, the PSCW approved MGE's request to defer the difference between estimated pension and other postretirement costs included in the 2019 and 2020 rate settlement and actual costs incurred. In the second quarter of 2019, upon receiving the PSCW decision, deferral of pension and other postretirement costs were recorded. No deferral of pension and other postretirement costs were recorded in the first quarter of 2019. During 2019, MGE deferred approximately $6.2 million of pension and other postretirement costs. MGE expects to over-collect benefit costs in 2020 rates by approximately $1.2 million to $1.5 million. This amount will reduce the regulatory asset that we expect to be factored into future rate proceedings. During the three and six months ended June 30, 2020, MGE over-collected approximately $0.2 million and $0.6 million, respectively, of pension and other postretirement costs, which reduced the amount deferred in 2019. During the three and six months ended June 30, 2019, MGE deferred approximately $3 million of pension and postretirement costs.

Utility Solar: Three jointly-owned solar generation projects are under construction, as shown in the following table. Incurred costs are reflected in "Construction work in progress" on the consolidated balance sheets. MGE has received specific approval to recover 100% AFUDC on each project. After tax, MGE recognized $1.2 million, $0.7 million, and less than $0.1 million of AFUDC equity on Two Creeks and Badger Hollow I and II, respectively, during the six months ended June 30, 2020.

Project	Share of Generation	Share of Estimated Costs	Costs Incurred as of June 30, 2020	Estimated Completion Date
Two Creeks	50 MW	$65 million	$44.8 million*	End of 2020
Badger Hollow I	50 MW	$65 million	$38.5 million*	April 2021
Badger Hollow II	50 MW	$65 million	$4.5 million*	December 2022

*Excluding AFUDC

Equity Issuance: In May 2020, MGE Energy issued 1.5 million shares of common stock with net proceeds of $79.6 million in an underwritten offering. The proceeds will be used for general corporate purposes including capital expenditures such as Two Creeks, Badger Hollow I and II, RER (Renewable Energy Rider) solar projects, and other capital projects.

In the near term, several items may affect us, including:

2021 Rate Change Settlement: In June 2020, MGE filed with the PSCW a letter of intent to negotiate and enter into a settlement agreement for the pending 2021 rate case. As currently discussed, the proposed settlement would include a zero percent increase for electric rates and would increase gas rates by approximately 4% for 2021. The gas increase covers infrastructure costs and technology improvements. The proposal also seeks escrow accounting treatment, a mechanism to defer (over or under) actual costs from amounts included in the rate estimate, for pension and other postretirement costs, bad debt expense and customer payment credit card fees. Escrow accounting treatment would allow MGE to defer any difference between estimated costs in rates and actual costs incurred in its next rate filing. Any difference, if allowed, would be recorded as a regulatory asset or regulatory liability. MGE currently expects no change in the 2020 authorized return on common equity and capital structure for 2021.

Pension and Other Postretirement Benefit Costs: Costs for pension and other postretirement benefits are affected by actual investment returns on the assets held for those benefits and by the discount rate, which is sensitive to interest rates, used to calculate those benefits. The value of employee benefit plan assets has declined by approximately 2% during the six months ended June 30, 2020. The first half of 2020 decline in asset values, if not offset during the remainder of 2020, could affect the value of the pension and postretirement benefit obligations and may affect benefit costs in future years. These costs are expected to be factored into future rate actions.

Tax Reform: Pursuant to the Tax Act, deferred income tax balances as of December 31, 2017, were remeasured to reflect the decrease in the corporate tax rate. A regulatory liability of approximately $131 million was recorded to reflect the fact that changes in income taxes are generally passed through in customer rates for the regulated utility. The amount and timing of the cash impact will depend on the period over which certain income tax benefits are provided to customers. Approximately $117 million of the regulatory liability is a protected benefit that is being returned to customers using a normalization method of accounting. IRS normalization rules limit the rate at which MGE can return the benefits to customers. As determined in the rate settlement agreement for 2019 and

2020, MGE has included approximately $8.3 million of the protected benefit in base rates. The return of the remaining portion will be addressed by the PSCW in MGE's next rate case.

ATC Return on Equity: As discussed in "Other Matters" below, ATC’s authorized ROE, which is used in calculating its rates and revenues, is the subject of a challenge before FERC. A decrease in ATC's ROE could result in lower equity earnings and distributions from ATC in the future. We derived approximately 8.6% and 8.0% of our net income during the six months ended June 30, 2020 and 2019, respectively, from our investment in ATC. See "Other Matters" below for additional information concerning ATC.

Environmental Initiatives: There are proposed legislative rules and initiatives involving matters related to air emissions, water effluent, hazardous materials, and greenhouse gases, all of which affect generation plant capital expenditures and operating costs as well as future operational planning. Such legislation and rulemaking could significantly increase the costs of owning and operating fossil-fueled generating plants, such as Columbia and the Elm Road Units, from which we derived approximately 43% of our electric generating capacity as of June 30, 2020. We would expect to seek and receive recovery of any such costs in rates; however, it is difficult to estimate the amount of such costs due to the uncertainty as to the timing and form of the legislation and rules, and the scope and time of the recovery of costs in rates, which may lag the incurrence of those costs.

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

Future Generation - Riverside: In 2016, MGE entered into an agreement with WPL under which MGE may acquire up to 50 MW of capacity in a gas-fired generating plant being constructed by WPL at its Riverside Energy Center in Beloit, Wisconsin, during the five-year period following the in-service date of the plant. The plant was placed in service in May 2020. MGE has not yet determined whether it will exercise its option in the Riverside plant. A determination will be made based on a variety of factors during the option period.

COVID-19 Update

With the global outbreak of the Coronavirus Disease 2019 (COVID-19) and the declaration of a pandemic by the World Health Organization on March 11, 2020, U.S. governmental authorities have deemed electric and gas utilities to be critical infrastructure. MGE Energy therefore has an obligation to keep operating and maintaining our critical electric and gas infrastructure. Since then, MGE Energy has been subject to, and is following, local, state and federal public health and safety regulations and guidance to control the pandemic. MGE Energy has operated continuously throughout the pandemic and suffered no material disruptions in service nor employment.

We discuss briefly various COVID-19-related events and their effects below:

•Governmental Actions. State and local governments and regulators have taken steps to address the pandemic and its effects, which have affected levels of economic activity, revenues and expense.

oState and Local Governments: State and local governments issued orders and regulations to restrict or manage business and individual activity that continues to evolve in response to changing health metrics and safety and health guidance. A late March 2020 statewide Stay at Home order has given way to phased activity resumption driven by local governments and public health departments. Actions by Public Health Madison & Dane County (PHMDC) affect Dane County, which comprises a majority of MGE's service area. PHMDC has issued several Emergency Orders and the Forward Dane plan (collectively, the PHMDC Directives) addressing activity during the pandemic. The PHMDC Directives provide for scaled re-opening of businesses and increased activity for residents based upon specific health metrics and consist of guidance and regulations concerning how and when residents can interact and conduct business. In general, the PHMDC Directives: identify "essential" and "non-essential" businesses; regulate how those entities may conduct business safely; restrict capacity inside businesses depending upon business type and sector; limit the size of private and public gatherings; and require masks for residents in public and private buildings. The PHMDC Directives are subject to modification throughout the pandemic based upon current health metrics in the county.

oRegulatory – PSCW Orders: On March 24, 2020, the PSCW ordered changes to the tariff provisions of all public utilities in Wisconsin in response to the COVID-19 pandemic, including prohibitions on service disconnections or refusals, restrictions on customer credit terms (no cash deposits and requirements to offer deferred payment agreements), and no late payment charges. The order resulted in increased bad debt expense and foregone revenue. This Order as it pertains to the prohibitions on service disconnections for residential customers remains in effect until September 1, 2020. All other restrictions were lifted in July 2020. As permitted by regulatory action, MGE notified the PSCW on July 16, 2020, of its election to continue to waive late fees for all customer classes and seek recovery in a future period. The end date for this waiver period has not yet been determined but is expected to be no later than December 31, 2020.

On March 24, 2020, the PSCW issued a further order authorizing deferral of expenditures incurred to ensure the provision of safe, reliable, and affordable access to utility services during the COVID-19 pandemic and late payment charges. Expenditures may include items such as bad debt expense and personal protective equipment. Foregone revenue from late payment charges and the potential delay in payments from customers is expected to impact the timing of cash inflows. Subject to PSCW approval of recovery, foregone late payment charges are expected to be recognized as revenue when it is collected from customers, and deferred expenditures are expected to be recognized as a regulatory asset as costs are incurred (meaning that those expenditures will affect cash flows when paid but will not affect income until recovery is permitted by the PSCW). Recovery of expenditures and late payment charges is expected to be addressed in future rate proceedings. While management believes that cost recovery is probable, the timing of collection from customers cannot be estimated at this time. Management will continue to assess the probability of recovery of deferred costs as the COVID-19 pandemic progresses.

•Liquidity: We remain focused on maintaining strong credit quality. Subject to the duration and severity of the COVID-19 pandemic, we believe we have adequate liquidity on hand to support future operations and capital expenditures over the next twelve months. As of June 30, 2020, MGE Energy and MGE had $51.6 million and $18.0 million, respectively, in cash and cash equivalents and had the respective available borrowing capacities under revolving credit facilities noted below.

Borrower	Aggregate Bank Commitments	Outstanding Commercial Paper and Borrowings	Available Capacity	Expiration Date
(Dollars in millions)
MGE Energy	$50.0	$-	$50.0	February 7, 2024

MGE	$100.0	$-	$100.0	February 7, 2024

The credit agreements require the borrower to maintain a ratio of consolidated debt to consolidated total capitalization not to exceed a maximum of 65%. In the case of MGE, the ratio calculation excludes assets, liabilities, revenues, and expenses included in MGE's financial statements as a result of the consolidation of VIEs, such as MGE Power Elm Road and MGE Power West Campus. The ratio of consolidated debt to consolidated total capitalization for each of MGE Energy and MGE, as calculated under the credit agreements' covenant, was 39.0% and 43.9%, respectively, as of December 31, 2019, and 36.3% and 39.4%, respectively, as of June 30, 2020. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Credit Facilities in the 2019 Annual Report on Form 10-K for more information about our credit facilities.

•Revenue and Expense Impacts: We expect that adverse effects of COVID-19 and associated governmental regulations will be partially mitigated due to three primary factors. First, MGE has a large representation of commercial customers in essential sectors, such as government and healthcare, which we expect to return to more normal usage sooner than customers in nonessential sectors. Second, industrial customers comprise a small proportion of MGE's total customers, and we expect these customers to have the largest risk of changes in energy usage. Third, we believe residential sales will continue to increase due to the FD Plan.

We began to see the impacts of COVID-19 and associated governmental regulations on customer demand in late March through the second quarter and continue to see lower retail sales. Commercial sales were down approximately 10% in the second quarter of 2020 compared to the same period in the prior year. In the second quarter of 2020, the reduction in revenue due to COVID-19 and associated governmental regulations was partially offset by cost containment measures, and we expect this trend to continue into the second half of 2020. Residential sales increased approximately 20% in the second quarter of 2020 compared to last year. This effect was driven by businesses shifting their workforces to a remote work environment. We will continue to assess the degree to which our discretionary operations and maintenance expenses and capital spending can be reduced. This reduction could consist of deferring nonessential spending such as travel, conferences, and other discretionary costs.

•Capital Expenditures: We have some meaningful ability to shift the timing of expenditures for capital projects, should that become necessary. We do not currently expect COVID-19 or associated governmental regulations to significantly delay or disrupt the Two Creeks solar project. Badger Hollow I solar project was expected to be completed in 2020 and is now expected to be completed in April 2021. Badger Hollow II was expected to be completed in 2021 and is now expected to be completed in December 2022. No significant increase in costs is expected due to the delay. We will continue to monitor other capital project timelines as presented in the 2020-2022 capital expenditure forecast included under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources in the 2019 Annual Report on Form 10-K.

•Operations: To date, MGE Energy has experienced no material disruptions in utility operations. Our administrative personnel have been working largely remotely, and our field operations have not been materially affected. We have seen some additional expenses associated with personal protective equipment and enhanced efforts to protect our personnel from the virus, which have been deferred as a regulatory asset.

As the duration of general economic disruption increases, so does the potential of a material adverse impact on our business. For this reason, although we expect sales for the second half of 2020 to be negatively impacted by COVID-19 and associated governmental regulations, we cannot reasonably estimate with any degree of certainty the actual impact they may have on future results of operations, financial position, and liquidity. See Part II, Item 1A. "Risk Factors" "Pandemic virus or diseases, including COVID-19, could have a material adverse effect on our business, financial condition and liquidity."

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

Three Months Ended June 30, 2020 and 2019

The following table provides a calculation of electric and gas margins (both non-GAAP measures), along with a reconciliation to the most comparable GAAP measure, operating income:

	Three Months Ended June 30,
(In millions)	2020	2019	$ Change
Electric revenues	$93.7	$96.9	$(3.2)
Fuel for electric generation	(8.7)	(10.4)	1.7
Purchased power	(10.9)	(11.0)	0.1
Total Electric Margins	74.1	75.5	(1.4)

Gas revenues	23.1	25.1	(2.0)
Cost of gas sold	(6.3)	(8.9)	2.6
Total Gas Margins	16.8	16.2	0.6

Other operating revenues	0.2	0.2	-
Other operations and maintenance	(46.2)	(49.0)	2.8
Depreciation and amortization	(18.4)	(18.1)	(0.3)
Other general taxes	(5.0)	(5.0)	-
Operating Income	$21.5	$19.8	$1.7

Operating income during the three months ended June 30, 2020, compared to the same period in the prior year primarily reflects the effects of the following factors:

•Electric revenues and fuel costs

oA $3.2 million decrease in electric revenue driven by lower commercial sales as a result of the COVID-19 pandemic and associated governmental regulations, partially offset by increased residential sales and favorable weather conditions. Commercial retail sales decreased by 10.3%, and residential sales increased by 19.8%, when compared to the prior year.

oA $1.7 million decrease in fuel for electric generation driven by lower generation and market costs and a decrease in customer demand.

oA $0.1 million decrease in purchased power costs driven by lower costs in the market. Average cost per MWH decreased 2%.

•Gas revenues and cost of gas sold

oA $2.0 million decrease in gas revenue driven by lower rates from the adjustment of purchased gas.

oA $2.6 million decrease in cost of gas sold driven by lower cost per therm of gas. Average cost per therm decreased 26%.

•A $2.8 million decrease in other operations and maintenance. See consolidated operations and maintenance expenses section below.

•A $0.3 million increase in depreciation and amortization expense.

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the periods indicated:

	Revenues			Sales (kWh)
(In thousands, except cooling degree days)	Three Months Ended June 30,			Three Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
Residential	$34,874	$30,749	13.4%	207,328	173,125	19.8%
Commercial	47,388	52,762	(10.2)%	399,577	445,437	(10.3)%
Industrial	2,763	3,322	(16.8)%	38,431	44,314	(13.3)%
Other-retail/municipal	8,050	8,946	(10.0)%	84,491	97,004	(12.9)%
Total retail	93,075	95,779	(2.8)%	729,827	759,880	(4.0)%
Sales to the market	568	790	(28.1)%	19,554	21,614	(9.5)%
Other revenues	104	294	(64.6)%	-	-	- %
Total	$93,747	$96,863	(3.2)%	749,381	781,494	(4.1)%

Cooling degree days (normal 181)				213	118	80.5%

Electric margin, a non-GAAP measure, decreased $1.4 million during the three months ended June 30, 2020, compared to the same period in 2019, due to the following:

(In millions)
Decrease in commercial, industrial and other volume	$(2.5)
Customer fixed and demand charges	(1.8)
Revenue subject to refund, net	(0.9)
Rate changes	(0.5)
Other	(0.4)
Increase in residential volume	3.7
Decreased fuel costs	1.0
Total	$(1.4)

•Commercial, industrial, and other retail volume. During the three months ended June 30, 2020, there was a 10.3% reduction in Commercial sales volumes compared to the same period in the prior year driven by impacts from the COVID-19 pandemic and associated governmental regulations.

•Customer fixed and demand charges. During the three months ended June 30, 2020, fixed and demand charges decreased $1.8 million primarily attributable to the decrease in demand charges for commercial customers. The COVID-19 pandemic and associated governmental regulations impacted commercial business operations which led to reduced sales.

•Revenue subject to refund. For cost recovery mechanisms, any over-collection of revenues resulting from the amount of costs authorized to be collected from customers in rates exceeding actual costs is recorded as a reduction of revenue in the period incurred, as the over-collection is expected to be refunded to customers in a subsequent period.

•Rate changes. Rates charged to retail customers during the three months ended June 30, 2020, were $0.5 million lower than those charged during the same period in the prior year.

In December 2019, the PSCW approved the 2020 Fuel Cost Plan, which authorized MGE to decrease 2020 rates for electric retail customers by 0.84%.

•Residential volume. During the three months ended June 30, 2020, there was a 19.8% increase in residential sales driven by favorable weather conditions as well as the COVID-19 pandemic and associated governmental regulations. As businesses shifted their workforce to a remote work environment, residential sales increased.

•Fuel costs. Fuel costs decreased during the three months ended June 30, 2020, primarily as a result of lower costs to generate and purchase electricity in the market and lower customer demand.

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class for each of the periods indicated:

	Revenues			Therms Delivered
(In thousands, except HDD and average rate per therm of retail customer)	Three Months Ended June 30,			Three Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
Residential	$15,405	$16,000	(3.7)%	15,055	14,804	1.7%
Commercial/Industrial	6,438	7,883	(18.3)%	13,513	14,723	(8.2)%
Total retail	21,843	23,883	(8.5)%	28,568	29,527	(3.2)%
Gas transportation	1,232	1,094	12.6%	38,910	16,144	141.0%
Other revenues	4	93	(95.7)%	-	-	- %
Total	$23,079	$25,070	(7.9)%	67,478	45,671	47.7%

Heating degree days (normal 816)				915	873	4.8%
Average rate per therm of
retail customer	$0.765	$0.809	(5.4)%

Gas margin, a non-GAAP measure, increased $0.6 million during the three months ended June 30, 2020, compared to the same period in 2019, due to the following:

(In millions)
Rate changes	$0.3
Revenue subject to refund, net	0.2
Other	0.2
Decrease in volume	(0.1)
Total	$0.6

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

Consolidated operations and maintenance expenses

During the three months ended June 30, 2020, operations and maintenance expenses decreased $2.8 million, compared to the same period in the prior year. The following contributed to the net change:

(In millions)
Decreased electric production expenses	$(2.0)
Decreased transmission costs	(0.7)
Decreased administrative and general costs	(0.6)
Decreased other costs	(0.4)
Increased electric distribution expenses	0.5
Increased gas distribution expenses	0.4
Total	$(2.8)

•Decreased electric production costs are primarily related to decreased operations and maintenance costs at the Elm Road Units, Columbia, and Forward Wind facility. Scheduled maintenance outages have been delayed for Columbia from spring to fall of 2020.

Consolidated depreciation expense

Electric depreciation expense increased $0.2 million and gas depreciation expense increased $0.1 million during the three months ended June 30, 2020, compared to the same period in the prior year.

Electric and Gas Other Income

Electric other income increased $0.8 million during the three months ended June 30, 2020, compared to the same period in the prior year, primarily related to the AFUDC Equity from the construction of Two Creeks and Badger Hollow I and II. Gas other income decreased $0.3 million during the three months ended June 30, 2020, compared to the same period in the prior year.

Nonregulated Energy Operations - MGE Energy and MGE

The nonregulated energy operations are conducted through MGE Energy's subsidiaries: MGE Power Elm Road (the Elm Road Units) and MGE Power West Campus (WCCF), which have been formed to own and lease electric generating capacity to assist MGE. During the three months ended June 30, 2020 and 2019, net income at the nonregulated energy operations segment was $5.2 million and $5.1 million, respectively.

Transmission Investment Operations - MGE Energy

The transmission investment segment holds our interest in ATC and ATC Holdco, and its income reflects our equity in the earnings of those investments. ATC Holdco was formed in December 2016. In the near term, it is expected that ATC Holdco will be pursuing transmission development opportunities that typically have long development and investment lead times before becoming operational. During the three months ended June 30, 2020 and 2019, other income at the transmission investment segment was $3.1 million and $2.3 million, respectively. In May 2020, the FERC issued an opinion further refining the methodology for setting the ROE that electric utilities are authorized to earn. See Footnote 3 of the Notes to Consolidated Financial Statements in this Report and "Other Matters" below for additional information concerning ATC and summarized financial information regarding ATC.

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

	Three Months Ended
	June 30,
(In millions)	2020	2019
MGE Power Elm Road	$4.0	$3.8
MGE Power West Campus	1.8	1.8

Six Months Ended June 30, 2020 and 2019

The following table provides a calculation of electric and gas margins (non-GAAP), along with a reconciliation to the most comparable GAAP measure, operating income:

	Six Months Ended June 30,
(In millions)	2020	2019	$ Change
Electric revenues	$186.7	$194.3	$(7.6)
Fuel for electric generation	(18.4)	(24.3)	5.9
Purchased power	(21.3)	(21.9)	0.6
Total Electric Margins	147.0	148.1	(1.1)

Gas revenues	79.9	95.2	(15.3)
Cost of gas sold	(37.1)	(52.2)	15.1
Total Gas Margins	42.8	43.0	(0.2)

Other operating revenues	0.3	0.3	-
Other operations and maintenance	(90.6)	(95.9)	5.3
Depreciation and amortization	(36.6)	(35.2)	(1.4)
Other general taxes	(9.9)	(10.0)	0.1
Operating Income	$53.0	$50.3	$2.7

Operating income during the six months ended June 30, 2020, compared to the same period in the prior year primarily reflects the effects of the following factors:

•Electric revenues and fuel costs

oA $7.6 million decrease in electric revenue driven by lower commercial sales as a result of the COVID-19 pandemic and associated governmental regulations, partially offset by increased residential sales and favorable weather conditions. Commercial retail sales decreased by 6.8% and residential sales increased by 6.2%, when compared to the prior year.

oA $5.9 million decrease in fuel for electric generation driven by lower generation and market costs and a decrease in customer demand.

oA $0.6 million decrease in purchased power costs driven by lower costs in the market. Average cost per MWH decreased 7%.

•Gas revenues and cost of gas sold

oA $15.3 million decrease in gas revenue driven by lower customer demand resulting from milder weather in the first quarter of 2020 and lower rates from the adjustment of purchased gas.

oA $15.1 million decrease in cost of gas sold driven by lower cost per therm of gas. Average cost per therm decreased 19%.

•A $5.3 million decrease in other operations and maintenance. See consolidated operations and maintenance expenses section below.

•A $1.4 million increase in depreciation and amortization expense driven by the timing of the commercial operation of Saratoga that took place in February 2019 as discussed in the consolidated depreciation expense section below.

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the periods indicated:

	Revenues			Sales (kWh)
(In thousands, except cooling degree days)	Six Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
Residential	$68,302	$65,330	4.5%	409,909	385,804	6.2%
Commercial	95,022	102,015	(6.9)%	829,695	890,540	(6.8)%
Industrial	5,563	6,253	(11.0)%	78,849	85,423	(7.7)%
Other-retail/municipal	16,254	17,185	(5.4)%	165,536	177,740	(6.9)%
Total retail	185,141	190,783	(3.0)%	1,483,989	1,539,507	(3.6)%
Sales to the market	1,050	2,751	(61.8)%	43,500	73,138	(40.5)%
Other revenues	546	745	(26.7)%	-	-	- %
Total	$186,737	$194,279	(3.9)%	1,527,489	1,612,645	(5.3)%

Cooling degree days (normal 181)				213	118	80.5%

Electric margin, a non-GAAP measure, decreased $1.1 million during the six months ended June 30, 2020, compared to the same period in 2019, due to the following:

(In millions)
Decrease in commercial, industrial and other volume	$(3.3)
Customer fixed and demand charges	(1.7)
Rate changes	(1.2)
Revenue subject to refund, net	(0.7)
Other	(0.3)
Decreased fuel costs	3.5
Increase in residential volume	2.6
Total	$(1.1)

•Commercial, industrial, and other retail volume. During the six months ended June 30, 2020, there was a 6.8% reduction in Commercial sales volumes compared to the same period in the prior year driven by impacts from the COVID-19 pandemic and associated governmental regulations.

•Customer fixed and demand charges. During the six months ended June 30, 2020, fixed and demand charges decreased $1.7 million primarily attributable to the decrease in demand charges for commercial customers. The COVID-19 pandemic and associated governmental regulations impacted commercial business operations which led to reduced sales.

•Rate changes. Rates charged to retail customers during the six months ended June 30, 2020, were $1.2 million lower than those charged during the same period in the prior year.

In December 2019, the PSCW approved the 2020 Fuel Cost Plan, which authorized MGE to decrease 2020 rates for electric retail customers by 0.84%.

•Revenue subject to refund. For cost recovery mechanisms, any over-collection of revenues resulting from the amount of costs authorized to be collected from customers in rates exceeding actual costs is recorded as a reduction of revenue in the period incurred, as the over-collection is expected to be refunded to customers in a subsequent period.

•Fuel costs. Fuel costs decreased during the six months ended June 30, 2020, primarily as a result of lower costs to generate and purchase electricity in the market and lower customer demand.

•Residential volume. During the six months ended June 30, 2020, there was a 6.2% increase in residential sales driven by favorable weather conditions as well as the COVID-19 pandemic and associated governmental regulations. As businesses shifted their workforce to a remote work environment, residential sales increased.

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class for each of the periods indicated:

	Revenues			Therms Delivered
(In thousands, except HDD and average rate per therm of retail customer)	Six Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
Residential	$48,892	$56,317	(13.2)%	61,857	69,062	(10.4)%
Commercial/Industrial	27,909	36,008	(22.5)%	53,213	61,060	(12.9)%
Total retail	76,801	92,325	(16.8)%	115,070	130,122	(11.6)%
Gas transportation	3,026	2,630	15.1%	38,910	38,614	0.8%
Other revenues	97	215	(54.9)%	-	-	- %
Total	$79,924	$95,170	(16.0)%	153,980	168,736	(8.7)%

Heating degree days (normal 4,378)				4,140	4,720	(12.3)%
Average rate per therm of
retail customer	$0.667	$0.710	(6.1)%

Gas margin, a non-GAAP measure, decreased $0.2 million during the six months ended June 30, 2020, compared to the same period in 2019, due to the following:

(In millions)
Decrease in volume	$(2.4)
Rate changes	1.2
Other	0.6
Revenue subject to refund, net	0.4
Total	$(0.2)

•Volume. During the six months ended June 30, 2020, retail gas deliveries decreased 11.6% compared to the same period in the prior year primarily related to less favorable weather conditions in the first quarter of 2020.

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

Consolidated operations and maintenance expenses

During the six months ended June 30, 2020, operations and maintenance expenses decreased $5.3 million, compared to the same period in the prior year. The following contributed to the net change:

(In millions)
Decreased administrative and general costs	$(3.4)
Decreased electric production expenses	(2.2)
Decreased transmission costs	(0.7)
Decreased other costs	(0.3)
Increased gas distribution expenses	0.7
Increased electric distribution expenses	0.6
Total	$(5.3)

•Decreased administrative and general costs are primarily related to a decrease in stock price and number of performance unit awards reducing the fair value associated with the performance unit awards, which is remeasured quarterly. See Footnote 7 of the Notes to Consolidated Financial Statements in this Report for additional information on performance unit awards. Other drivers include a reduction in nonessential spending driven by the COVID-19 pandemic and associated governmental regulations, which includes training, travel expenses, and other discretionary spending.

•Decreased electric production expenses are primarily related to decreased operations and maintenance costs at the Elm Road Units, Columbia, and Forward Wind facility. Scheduled maintenance outages have been delayed for Columbia from spring to fall of 2020.

Consolidated depreciation expense

Electric depreciation expense increased $1.1 million and gas depreciation expense increased $0.3 million during the six months ended June 30, 2020, compared to the same period in the prior year. MGE placed the Saratoga Wind Farm in service in February 2019. Timing of the in-service date contributed to the increase in electric depreciation expense.

Electric and Gas Other Income

Electric other income increased $1.6 million during the six months ended June 30, 2020, compared to the same period in the prior year, primarily related to the AFUDC Equity from the construction of Two Creeks and Badger Hollow I and II. Gas other income increased $0.1 million during the six months ended June 30, 2020, compared to the same period in the prior year.

Nonregulated Energy Operations - MGE Energy and MGE

The nonregulated energy operations are conducted through MGE Energy's subsidiaries: MGE Power Elm Road (the Elm Road Units) and MGE Power West Campus (WCCF), which have been formed to own and lease electric generating capacity to assist MGE. During the six months ended June 30, 2020 and 2019, net income at the nonregulated energy operations segment was $10.3 million and $10.1 million, respectively.

Transmission Investment Operations - MGE Energy

The transmission investment segment holds our interest in ATC and ATC Holdco, and its income reflects our equity in the earnings of those investments. ATC Holdco was formed in December 2016. In the near term, it is expected that ATC Holdco will be pursuing transmission development opportunities that typically have long development and investment lead times before becoming operational. During the six months ended June 30, 2020 and 2019, other income at the transmission investment segment was $5.4 million and $4.4 million, respectively. In May 2020, the FERC issued an opinion further refining the methodology for setting the ROE that electric utilities are authorized to earn. See Footnote 3 of the Notes to Consolidated Financial Statements in this Report and "Other Matters" below for additional information concerning ATC and summarized financial information regarding ATC.

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

	Six Months Ended
	June 30,
(In millions)	2020	2019
MGE Power Elm Road	$7.7	$7.5
MGE Power West Campus	3.6	3.6

Contractual Obligations and Commercial Commitments - MGE Energy and MGE

There were no material changes, other than from the normal course of business, to MGE Energy's and MGE's contractual obligations (representing cash obligations that are considered to be firm commitments) and commercial commitments (representing commitments triggered by future events) during the six months ended June 30, 2020, except as noted below. Further discussion of the contractual obligations and commercial commitments is included in Footnote 16 of the Notes to Consolidated Financial Statements and "Contractual Obligations and Commercial Commitments for MGE Energy and MGE" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2019 Annual Report on Form 10-K.

Purchase Contracts – MGE Energy and MGE

See item c. within Footnote 8 of Notes to Consolidated Financial Statements in this Report for a description of commitments as of June 30, 2020, that MGE Energy and MGE have entered with respect to various commodity supply and transportation contracts to meet their obligations to deliver natural gas to customers.

Capital Expenditures – MGE Energy and MGE

Various contractual obligations contain minimum future commitments related to capital expenditures for certain construction projects, including the Badger Hollow II and other service area renewable solar projects. During 2020, MGE entered into additional future minimum construction commitments of $71.4 million.

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

Liquidity and Capital Resources

Subject to the duration and severity of the COVID-19 pandemic, MGE Energy and MGE expect to have adequate liquidity to support future operations and capital expenditures over the next twelve months. Available resources include cash and cash equivalents, operating cash flows, liquid assets, borrowing capacity under revolving credit facilities, and access to equity and debt capital markets. MGE Energy expects to generate funds from both long-term debt financing, including tax exempt, short-term debt financing, or through our Direct Stock Purchase and Dividend Reinvestment Plan. See "Credit Facilities" under Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources in the 2019 Annual Report on Form 10-K for information regarding MGE Energy's and MGE's credit facilities.

Cash Flows

The following summarizes cash flows for MGE Energy and MGE during the six months ended June 30, 2020 and 2019:

	MGE Energy		MGE
(In thousands)	2020	2019	2020	2019
Cash provided by (used for):
Operating activities	$85,450	$85,884	$82,645	$85,286
Investing activities	(88,693)	(82,634)	(86,107)	(79,363)
Financing activities	51,321	(16,357)	18,185	(4,301)

Cash Provided by Operating Activities

MGE Energy

MGE Energy's consolidated net cash provided by operating activities is derived mainly from the electric and gas operations of its principal subsidiary, MGE.

Cash provided by operating activities during the six months ended June 30, 2020, was $85.5 million, a decrease of $0.4 million when compared to the same period in the prior year.

MGE Energy's net income increased $5.3 million during the six months ended June 30, 2020, when compared to the same period in the prior year.

MGE Energy's federal and state taxes paid were $8.0 million during the six months ended June 30, 2019. No payments were made during the six months ended June 30, 2020. The CARES act extended the first and second quarter tax payments until July 15, 2020, at which time $2.8 million was paid.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $1.8 million in cash used for operating activities during the six months ended June 30, 2020, primarily due to decreased other current liabilities and decreased accounts payable, partially offset by decreased accounts receivable and decreased unbilled revenues.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $14.4 million in cash provided by operating activities during the six months ended June 30, 2019, primarily due to decreased unbilled revenues, decreased accounts receivable, and decreased gas inventories, partially offset by decreased other current liabilities.

An increase in pension contribution resulted in an additional $0.6 million in cash used for operating activities for the six months ended June 30, 2020, when compared to the same period in the prior year. Pension contributions reflect amounts required by law and discretionary amounts.

Hosted software asset expenditures during the six months ended June 30, 2020 were $1.1 million. This amount represents a decrease of $3.0 million of cash used when compared to the prior year.

MGE

Cash provided by operating activities during the six months ended June 30, 2020, was $82.6 million, a decrease of $2.6 million when compared to the same period in the prior year.

Net income increased $4.9 million during the six months ended June 30, 2020, when compared to the same period in the prior year.

MGE's federal and state taxes paid were $7.4 million during the six months ended June 30, 2019. No payments were made during the six months ended June 30, 2020. The CARES act extended the first and second quarter tax payments until July 15, 2020, at which time $2.6 million was paid.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $0.1 million in cash used for operating activities during the six months ended June 30, 2020, primarily due decreased other current liabilities and decreased accounts payable, partially offset by decreased accounts receivable and decreased unbilled revenues.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $16.9 million in cash provided by operating activities during the six months ended June 30, 2019, primarily due to decreased unbilled revenues, decreased accounts receivable, and decreased gas inventories, partially offset by decreased other current liabilities.

An increase in pension contribution resulted in an additional $0.6 million in cash used for operating activities for the six months ended June 30, 2020, when compared to the same period in the prior year. Pension contributions reflect amounts required by law and discretionary amounts.

Hosted software asset expenditures during the six months ended June 30, 2020 were $1.1 million. This amount represents a decrease of $3.0 million of cash used when compared to the prior year.

Cash Used for Investing Activities

MGE Energy

MGE Energy's cash used for investing activities increased $6.1 million during the six months ended June 30, 2020, when compared to the same period in the prior year.

Capital expenditures during the six months ended June 30, 2020, were $85.2 million. This amount represents an increase of $6.1 million from the expenditures made in the same period in the prior year. This increase primarily reflects expenditures on the construction of the Two Creeks and Badger Hollow I and II solar construction projects. 2020 capital expenditures increased $21.8 million over the prior year related to the Two Creeks and Badger Hollow I and II solar construction projects. Total cost of the two projects is expected to be approximately $130 million.

MGE

MGE's cash used for investing activities increased $6.7 million during the six months ended June 30, 2020, when compared to the same period in the prior year.

Capital expenditures during the six months ended June 30, 2020, were $85.2 million. This amount represents an increase of $6.1 million from the expenditures made in the same period in the prior year. This increase primarily reflects expenditures on the construction of the Two Creeks and Badger Hollow I and II solar construction projects. 2020 capital expenditures increased $21.8 million over the prior year related to the Two Creeks and Badger Hollow I and II solar construction projects. Total cost of the two projects is expected to be approximately $130 million.

Cash Provided by/Used for Financing Activities

MGE Energy

Cash provided by MGE Energy's financing activities was $51.3 million during the six months ended June 30, 2020, compared to $16.4 million of cash used for MGE Energy's financing activities for the same period in the prior year.

During the six months ended June 30, 2020, dividends paid were $25.0 million compared to $23.4 million in the prior year. The increase reflected a higher dividend rate per share ($0.705 vs. $0.675).

During the six months ended June 30, 2020, MGE Energy issued common stock for net proceeds of $79.6 million, which will used for general corporate purposes including capital expenditures such as Two Creeks, Badger Hollow I and II, Renewable Energy Rider solar projects, and other capital projects.

During the six months ended June 30, 2020, MGE borrowed $19.3 million of Industrial Development Revenue Refunding Bonds which was used to refinance $19.3 million of existing Industrial Development Revenue Refunding Bonds at a lower interest rate.

During the six months ended June 30, 2019, net short-term debt borrowings were $10.5 million. There were no net short-term debt borrowings during the six months ended June 30, 2020.

MGE

During the six months ended June 30, 2020, cash provided by MGE's financing activities was $18.2 million, compared to $4.3 million of cash used for MGE's financing activities for the same period in the prior year.

Capital contributions made by MGE Energy to MGE were $30.0 million during the six months ended June 30, 2020. There were no capital contributions made by MGE Energy to MGE during the six months ended June 30, 2019.

Distributions to parent from noncontrolling interest, which represent distributions from MGE Power Elm Road and MGE Power West Campus to MGE Energy, were $8.5 million during the six months ended June 30, 2020, compared to $11.5 million in the prior year.

During the six months ended June 30, 2020, MGE borrowed $19.3 million of Industrial Development Revenue Refunding Bonds which was used to refinance $19.3 million of existing Industrial Development Revenue Refunding Bonds at a lower interest rate.

During the six months ended June 30, 2019, net short-term debt borrowings were $10.5 million. There were no net short-term debt borrowings during the six months ended June 30, 2020.

Capitalization Ratios

MGE Energy's capitalization ratios were as follows:

MGE Energy
	June 30, 2020	December 31, 2019
Common shareholders' equity	63.8%	61.2%
Long-term debt(a)	36.2%	38.8%

(a)Includes the current portion of long-term debt.

MGE Energy's and MGE's Capital Requirements

MGE Energy's and MGE's liquidity are primarily affected by their capital expenditure requirements. During the six months ended June 30, 2020, capital expenditures for MGE Energy and MGE totaled $85.2 million, which included $83.7 million of utility capital expenditures. Included in the utility capital expenditures are costs associated with the Two Creeks and Badger Hollow I and II solar construction projects.

Currently the COVID-19 pandemic and associated governmental regulations are not expected to significantly delay or disrupt the Two Creeks solar project. Badger Hollow I solar project was expected to be completed in 2020 and is now expected to be completed in April 2021. Badger Hollow II solar project was expected to be completed in December 2021 and is now expected to be completed in December 2022. No significant increase in costs is expected due to the delays. We will continue to monitor other capital project timelines as presented in the 2020-2022 capital expenditure forecast included under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources in the 2019 Annual Report on Form 10-K.

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

Environmental Matters

The following discussion is limited to updates or developments in environmental matters that occurred during the six months ended June 30, 2020. Further discussion of environmental matters is included in the 2019 Annual Report on Form 10-K and Footnote 8.a. of Notes to Consolidated Financial Statements in this Report.

Federal and State Environmental Compliance During the Current Pandemic

MGE was identified as an essential business under the State of Wisconsin's Safer at Home directive. It has been operating with full staff and has continued to prioritize its compliance with all applicable environmental regulations. MGE continues to follow local orders, as well as state department of health and Center for Disease Control guidance to operate in a manner to address potential spread of COVID-19 in order for the essential utility services to operate without interruptions. The EPA and the WDNR have both provided guidance for regulated entities if compliance with regulations becomes unfeasible due to the current outbreak of COVID-19. In late June 2020, the EPA announced that COVID-19 guidance sunsets on August 31, 2020. MGE has developed contingencies for remaining in compliance during the pandemic and does not expect to rely on state or federal noncompliance relief. However, management cannot predict with certainty whether COVID-19 will disrupt these compliance activities. MGE will continue to build contingencies into compliance operations and communicate with regulators as needed during this unprecedented time.

Ozone National Ambient Air Quality Standards (NAAQS): Remand of EPA's Decision to Give a Partial Attainment to Milwaukee County

In May 2018, the EPA issued a final rule that designated the northeast portion of Milwaukee County as being in nonattainment with the Ozone NAAQS. All other portions of Milwaukee County were deemed in attainment with Ozone NAAQS. The Elm Road Units are located in Milwaukee County, outside the designated nonattainment area. In August 2018, several environmental groups, the City of Chicago, and the State of Illinois filed federal lawsuits challenging several of the EPA's attainment designation decisions, including the partial Milwaukee County designation as being too narrow and not sufficiently protective. In July 2020, the United States District Court of the District of Columbia remanded the partial Milwaukee County attainment designation back to EPA for further explanation. MGE is monitoring the outcome of EPA's remand analysis and how it may affect our Elm Road Units in Milwaukee County. At this time, MGE expects that the 2015 Ozone NAAQS will not have a material effect on its existing plants based on final designations.

Other Matters

ATC

2013 FERC Complaint - In 2013, several parties filed a complaint with the FERC seeking to reduce the base return on equity (ROE) used by MISO transmission owners, including ATC. The complaint provided for a statutory refund period of November 2013 through February 2015. The complaint asserted that the MISO ROE should not exceed 9.15%, that the equity components of hypothetical capital structures should be restricted to 50%, and that the relevant incentive ROE adders should be discontinued. At the time MISO's base ROE was 12.38% and ATC's base ROE was 12.2%. On September 28, 2016, FERC issued an order, for the period November 2013 through February 2015, reducing ATC's base ROE to 10.32%. In November 2019, FERC issued an order to further reduce ATC's base ROE to 9.88%. In May 2020, the FERC issued an opinion further refining the methodology for setting the ROE that electric utilities are authorized to earn. This increased the ROE from 9.88% to 10.02%. This base ROE is effective for the 2013 FERC complaint period and for all periods following September 2016.

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

As of December 31, 2018, our share of the estimated refund recorded was $2.5 million, including interest. Following the November 2019 order, our share of ATC's earnings reflects a pre-tax adjustment of $2.0 million, including interest, related to the 2013 complaint refund period and from September 28, 2016 through December 31, 2019. As a result of the May 2020 order, our share of ATC's earnings reflects a $0.6 million reduction of our reserve. Additionally, our share of ATC's earnings reflects the derecognition of a possible refund related to the 2015 complaint as ATC considers such a refund to be no longer considered probable due to FERC's November 2019 dismissal of that complaint. However, due to pending requests for rehearing, a loss related to the 2015 complaint remains possible. Our share of the estimated refund for the 2015 complaint is approximately $2.4 million. As of December 31, 2019, our share of the estimated refund amount reflected a net increase in ATC's earnings with a pre-tax adjustment of $0.6 million, inclusive of interest. We derived approximately 8.6% and 8.0% of our net income during the six months ended June 30, 2020 and 2019, respectively, from our investment in ATC.

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

MGE has financial gas and electric commodity contracts to hedge commodity price risk in the gas and electric utility segments. These contracts are primarily comprised of exchange-traded option and future contracts. MGE also holds financial transmission rights (FTRs), which are used to hedge the risk of increased transmission congestion charges. As of June 30, 2020, the cost basis of these instruments exceeded their fair value by less than $0.1 million. Under the PGA clause and electric fuel rules, MGE may include the costs and benefits of the aforementioned fuel price risk management tools in the costs of fuel (natural gas or power). Because these costs or benefits are recoverable, the related unrealized loss or gain has been deferred on the consolidated balance sheets as a regulatory asset or liability, respectively.

MGE has also entered into a purchased power agreement that provides MGE with firm capacity and energy that began on June 1, 2012, and ends on May 31, 2022 (the "base term"). The agreement also allows MGE an option to extend the contract after the base term. The agreement is considered a derivative contract and is recognized at its fair value on the consolidated balance sheets. However, the derivative qualifies for regulatory deferral and is recognized with a corresponding regulatory asset or liability depending on whether the fair value is in a loss or gain position. The fair value of the contract as of June 30, 2020, reflected a loss position of $20.4 million.

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

Equity Price Risk - Pension-Related Assets

MGE currently funds its liabilities related to employee benefits through trust funds. These funds, which include investments in debt and equity securities, are managed by various third-party investment managers. Changes in market value of these investments can have an impact on the future expenses related to these liabilities. The value of employee benefit plan assets has declined by approximately 2% during the six months ended June 30, 2020.

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

Additionally, if a counterparty were to default and MGE were to liquidate all contracts with that entity, MGE's credit loss could include: the loss in value of mark-to-market contracts, the amount owed for settled transactions, and additional payments to settle unrealized losses. As of June 30, 2020, no counterparties had defaulted.

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

Item 4. Controls and Procedures.

During the second quarter of 2020, each registrant's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to that registrant, including its subsidiaries, is accumulated and made known to that registrant's management, including these officers, by other employees of that registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. The evaluations take into account changes in the internal and external operating environments that may impact those controls and procedures. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, MGE Energy does not control or manage certain of its unconsolidated entities and thus, its access and ability to apply its procedures to those entities is more limited than is the case for its consolidated subsidiaries.

As of June 30, 2020, each registrant's principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective. Each registrant intends to strive continually to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

During the quarter ended June 30, 2020, there were no changes in either registrant's internal controls over financial reporting that materially affected, or are reasonably likely to affect materially, that registrant's internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

MGE Energy and MGE

MGE Energy and its subsidiaries, including MGE, from time to time are involved in various legal proceedings that are handled and defended in the ordinary course of business. See Footnote 8.a. and 8.b. of Notes to Consolidated Financial Statements in this Report for more information.

Item 1A. Risk Factors.

Except as set forth below, during the six months ended June 30, 2020, there were no material changes to the Risk Factors disclosed in Item 1A – "Risk Factors" in the 2019 Annual Report on Form 10-K.

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

•Delay in, and possible loss of, payments for utility service

The PSCW has ordered Wisconsin utilities not to charge for late payments and not to disconnect customers for non-payment, which, in combination with the economic hardship caused by quarantine or stay-at-home orders, could result in losses as those payments are received late or not at all. Further, significant delays in those payments could affect our liquidity. Although the PSCW order was lifted in July 2020, we have undertaken to continue to waive late fees for all customers for an undetermined period, which is not expected to extend beyond December 31, 2020.

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

The situation around COVID-19 remains fluid and the potential for a material impact on the results of operations, financial condition, and liquidity increases the longer the virus disrupts the local economy. Although we expect sales for future periods in 2020 to be negatively impacted by the COVID-19 pandemic, we cannot reasonably estimate with any degree of certainty the actual impact COVID-19 may have on our results of operations, financial position, and liquidity. The extent to which the COVID-19 pandemic may impact our business, operating results, financial condition, or liquidity will depend on future developments, including the duration of the outbreak, business and workforce disruptions, and the effectiveness of actions taken to contain and treat the disease.

Moreover, the effects of the COVID-19 pandemic may heighten many of the other risks described in the section entitled "Risk Factors" in the 2019 Annual Report on Form 10-K including, but not limited to, interest rate changes, rating agency actions, governmental actions and market volatility.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Maximum number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs(a)
April 1-30, 2020	8,544	$66.89	-	-
May 1-31, 2020	7,708	62.43	-	-
June 1-30, 2020	43,972	65.11	-	-
Total	60,224	$65.02	-	-

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

MGE ENERGY, INC.

Date: August 6, 2020	/s/ Jeffrey M. Keebler
Jeffrey M. Keebler Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: August 6, 2020	/s/ Jeffrey C. Newman
Jeffrey C. Newman Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Chief Financial and Accounting Officer)

Signatures - Madison Gas and Electric Company

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MADISON GAS AND ELECTRIC COMPANY

Date: August 6, 2020	/s/ Jeffrey M. Keebler
Jeffrey M. Keebler Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: August 6, 2020	/s/ Jeffrey C. Newman
Jeffrey C. Newman Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Chief Financial and Accounting Officer)