Form 10-Q
period 2020-09-30
MGE ENERGY INC; MADISON GAS & ELECTRIC CO
filed 2020-11-05
CIK 1161728, 61339

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:

September 30, 2020

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
Number of Shares Outstanding of Each Class of Common Stock as of October 31, 2020
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.54

Item 4. Controls and Procedures.56

PART II. OTHER INFORMATION.57

Item 1. Legal Proceedings.57

Item1A. Risk Factors.57

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.58

Item 4. Mine Safety Disclosures.59

Item 5. Other Information.59

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

WPLWisconsin Power and Light Company, a subsidiary of Alliant Energy Corporation

XBRLeXtensible Business Reporting Language

Item 1. Financial Statements.

MGE Energy, Inc.

Consolidated Statements of Income (unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Operating Revenues:
Electric revenues	$116,568	$120,821	$303,556	$315,367
Gas revenues	18,643	17,377	98,568	112,547
Total Operating Revenues	135,211	138,198	402,124	427,914

Operating Expenses:
Fuel for electric generation	12,945	15,901	31,343	40,221
Purchased power	10,708	9,126	32,050	31,013
Cost of gas sold	3,812	3,092	40,950	55,220
Other operations and maintenance	45,819	48,070	136,412	143,979
Depreciation and amortization	18,592	18,193	55,193	53,423
Other general taxes	5,010	5,078	14,892	15,026
Total Operating Expenses	96,886	99,460	310,840	338,882
Operating Income	38,325	38,738	91,284	89,032

Other income, net	6,534	5,204	19,131	15,074
Interest expense, net	(5,765)	(5,831)	(17,740)	(17,227)
Income before income taxes	39,094	38,111	92,675	86,879
Income tax provision	(7,300)	(7,454)	(16,053)	(16,667)
Net Income	$31,794	$30,657	$76,622	$70,212

Earnings Per Share of Common Stock
(basic and diluted)	$0.88	$0.88	$2.16	$2.03

Dividends per share of common stock	$0.370	$0.353	$1.075	$1.028

Weighted Average Shares Outstanding
(basic and diluted)	36,163	34,668	35,427	34,668

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2020	2019
Operating Activities:
Net income	$76,622	$70,212
Items not affecting cash:
Depreciation and amortization	55,193	53,423
Deferred income taxes	8,464	4,864
Provision for doubtful receivables	1,078	978
Employee benefit plan credit	(2,813)	(2,866)
Equity earnings in investments	(7,780)	(6,879)
Other items	382	692
Changes in working capital items:
Decrease in current assets	5,494	14,307
Decrease in current liabilities	(8,808)	(24,088)
Dividends from investments	6,929	5,526
Cash contributions to pension and other postretirement plans	(4,576)	(3,707)
Other noncurrent items, net	5,826	(760)
Cash Provided by Operating Activities	136,011	111,702

Investing Activities:
Capital expenditures	(139,055)	(128,389)
Capital contributions to investments	(4,007)	(5,894)
Other	(1,298)	(248)
Cash Used for Investing Activities	(144,360)	(134,531)

Financing Activities:
Issuance of common stock, net	79,635	-
Cash dividends paid on common stock	(38,349)	(35,622)
Repayments of long-term debt	(22,784)	(3,405)
Issuance of long-term debt	19,300	-
Net proceeds from short-term debt	-	41,500
Other	(1,175)	(1,331)
Cash Provided by Financing Activities	36,627	1,142

Change in cash, cash equivalents, and restricted cash	28,278	(21,687)
Cash, cash equivalents, and restricted cash at beginning of period	25,814	84,929
Cash, cash equivalents, and restricted cash at end of period	$54,092	$63,242

Supplemental disclosures of cash flow information:
Significant noncash investing activities:
Accrued capital expenditures	$23,594	$16,819

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Balance Sheets (unaudited)

(In thousands)

	September 30,	December 31,
ASSETS	2020	2019
Current Assets:
Cash and cash equivalents	$53,058	$23,481
Accounts receivable, less reserves of $4,636 and $2,820, respectively	39,177	40,482
Other accounts receivable, less reserves of $1,248 and $438 , respectively	9,828	7,940
Unbilled revenues	20,029	25,899
Materials and supplies, at average cost	33,608	26,287
Fuel for electric generation, at average cost	5,793	8,358
Stored natural gas, at average cost	10,022	10,637
Prepaid taxes	11,759	16,892
Regulatory assets - current	7,845	11,432
Other current assets	8,814	10,233
Total Current Assets	199,933	181,641
Other long-term receivables	1,662	1,811
Regulatory assets	126,929	134,314
Pension benefit asset	21,848	13,630
Other deferred assets and other	18,087	19,093
Property, Plant, and Equipment:
Property, plant, and equipment, net	1,536,567	1,530,199
Construction work in progress	197,594	112,484
Total Property, Plant, and Equipment	1,734,161	1,642,683
Investments	93,106	88,492
Total Assets	$2,195,726	$2,081,664

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$19,742	$19,659
Accounts payable	56,054	55,161
Accrued interest and taxes	5,789	7,244
Accrued payroll related items	11,625	12,752
Regulatory liabilities - current	3,585	9,228
Derivative liabilities	9,640	10,100
Other current liabilities	9,045	14,676
Total Current Liabilities	115,480	128,820
Other Credits:
Deferred income taxes	253,411	243,302
Investment tax credit - deferred	2,692	763
Regulatory liabilities	171,637	164,965
Accrued pension and other postretirement benefits	68,632	68,665
Derivative liabilities	6,340	15,340
Finance lease liabilities	17,795	17,379
Other deferred liabilities and other	65,772	63,013
Total Other Credits	586,279	573,427
Capitalization:
Common shareholders' equity	973,584	855,676
Long-term debt	520,383	523,741
Total Capitalization	1,493,967	1,379,417
Commitments and contingencies (see Footnote 8)
Total Liabilities and Capitalization	$2,195,726	$2,081,664

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Common Equity (unaudited)

(In thousands, except per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income/(Loss)	Total
Three Months Ended September 30, 2019
Beginning Balance	34,668	$34,668	$316,268	$481,861	$-	$832,797
Net income				30,657		30,657
Common stock dividends declared
($0.353 per share)				(12,220)		(12,220)
Ending Balance - September 30, 2019	34,668	$34,668	$316,268	$500,298	$-	$851,234

Three Months Ended September 30, 2020
Beginning Balance	36,163	$36,163	$394,408	$524,600	$-	$955,171
Net income				31,794		31,794
Common stock dividends declared
($0.3700 per share)				(13,381)		(13,381)
Ending Balance - September 30, 2020	36,163	$36,163	$394,408	$543,013	$-	$973,584

Nine Months Ended September 30, 2019
Beginning Balance	34,668	$34,668	$316,268	$465,708	$-	$816,644
Net income				70,212		70,212
Common stock dividends declared
($1.028 per share)				(35,622)		(35,622)
Ending Balance - September 30, 2019	34,668	$34,668	$316,268	$500,298	$-	$851,234

Nine Months Ended September 30, 2020
Beginning Balance	34,668	$34,668	$316,268	$504,740	$-	$855,676
Net income				76,622		76,622
Common stock dividends declared
($1.075 per share)				(38,349)		(38,349)
Common stock issued, net	1,495	1,495	78,140			79,635
Ending Balance - September 30, 2020	36,163	$36,163	$394,408	$543,013	$-	$973,584

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Income (unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Operating Revenues:
Electric revenues	$116,568	$120,821	$303,556	$315,367
Gas revenues	18,643	17,377	98,568	112,547
Total Operating Revenues	135,211	138,198	402,124	427,914

Operating Expenses:
Fuel for electric generation	12,945	15,901	31,343	40,221
Purchased power	10,708	9,126	32,050	31,013
Cost of gas sold	3,812	3,092	40,950	55,220
Other operations and maintenance	45,591	47,947	135,634	143,282
Depreciation and amortization	18,592	18,193	55,193	53,423
Other general taxes	5,010	5,078	14,892	15,026
Total Operating Expenses	96,658	99,337	310,062	338,185
Operating Income	38,553	38,861	92,062	89,729

Other income, net	4,093	2,672	11,005	7,837
Interest expense, net	(5,802)	(6,095)	(17,848)	(18,223)
Income before income taxes	36,844	35,438	85,219	79,343
Income tax provision	(6,611)	(6,687)	(14,028)	(14,579)
Net Income	$30,233	$28,751	$71,191	$64,764
Less: Net Income Attributable to Noncontrolling
Interest, net of tax	(5,493)	(5,614)	(16,754)	(16,725)
Net Income Attributable to MGE	$24,740	$23,137	$54,437	$48,039

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2020	2019
Operating Activities:
Net income	$71,191	$64,764
Items not affecting cash:
Depreciation and amortization	55,193	53,423
Deferred income taxes	7,334	3,653
Provision for doubtful receivables	1,078	978
Employee benefit plan credit	(2,813)	(2,866)
Other items	1,234	1,653
Changes in working capital items:
Decrease in current assets	3,352	14,236
Decrease in current liabilities	(5,212)	(22,234)
Cash contributions to pension and other postretirement plans	(4,576)	(3,707)
Other noncurrent items, net	5,090	(880)
Cash Provided by Operating Activities	131,871	109,020

Investing Activities:
Capital expenditures	(139,055)	(128,389)
Other	(1,512)	(477)
Cash Used for Investing Activities	(140,567)	(128,866)

Financing Activities:
Distributions to parent from noncontrolling interest	(16,000)	(17,000)
Capital contribution from parent	30,000	-
Repayments of long-term debt	(22,784)	(3,405)
Issuance of long-term debt	19,300	-
Net proceeds from short-term debt	-	41,500
Other	(1,144)	(1,133)
Cash Provided by Financing Activities	9,372	19,962

Change in cash, cash equivalents, and restricted cash	676	116
Cash, cash equivalents, and restricted cash at beginning of period	5,529	6,670
Cash, cash equivalents, and restricted cash at end of period	$6,205	$6,786

Supplemental disclosures of cash flow information:
Significant noncash investing activities:
Accrued capital expenditures	$23,594	$16,819

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Balance Sheets (unaudited)

(In thousands)

	September 30,	December 31,
ASSETS	2020	2019
Current Assets:
Cash and cash equivalents	$5,171	$3,196
Accounts receivable, less reserves of $4,636 and $2,820, respectively	39,177	40,482
Affiliate receivables	530	530
Other accounts receivable, less reserves of $1,248 and $438 , respectively	9,824	7,936
Unbilled revenues	20,029	25,899
Materials and supplies, at average cost	33,608	26,287
Fuel for electric generation, at average cost	5,793	8,358
Stored natural gas, at average cost	10,022	10,637
Prepaid taxes	12,373	15,463
Regulatory assets - current	7,845	11,432
Other current assets	8,746	10,065
Total Current Assets	153,118	160,285
Affiliate receivable long-term	2,251	2,648
Regulatory assets	126,929	134,314
Pension benefit asset	21,848	13,630
Other deferred assets and other	18,509	19,680
Property, Plant, and Equipment:
Property, plant, and equipment, net	1,536,595	1,530,227
Construction work in progress	197,594	112,484
Total Property, Plant, and Equipment	1,734,189	1,642,711
Investments	461	209
Total Assets	$2,057,305	$1,973,477

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$19,742	$19,659
Accounts payable	56,035	54,845
Accrued interest and taxes	8,602	8,754
Accrued payroll related items	11,625	12,752
Regulatory liabilities - current	3,585	9,228
Derivative liabilities	9,640	10,100
Other current liabilities	9,048	12,683
Total Current Liabilities	118,277	128,021
Other Credits:
Deferred income taxes	223,021	214,041
Investment tax credit - deferred	2,692	763
Regulatory liabilities	171,637	164,965
Accrued pension and other postretirement benefits	68,632	68,665
Derivative liabilities	6,340	15,340
Finance lease liabilities	17,795	17,379
Other deferred liabilities and other	65,748	62,973
Total Other Credits	555,865	544,126
Capitalization:
Common shareholder's equity	721,723	637,286
Noncontrolling interest	141,057	140,303
Total Equity	862,780	777,589
Long-term debt	520,383	523,741
Total Capitalization	1,383,163	1,301,330
Commitments and contingencies (see Footnote 8)
Total Liabilities and Capitalization	$2,057,305	$1,973,477

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Equity (unaudited)

(In thousands)

					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling
	Shares	Value	Capital	Earnings	Income/(Loss)	Interest	Total
Three Months Ended September 30, 2019
Beginning balance	17,348	$17,348	$192,417	$363,493	$-	$141,065	$714,323
Net income				23,137		5,614	28,751
Distributions to parent from
noncontrolling interest						(5,500)	(5,500)
Ending Balance - September 30, 2019	17,348	$17,348	$192,417	$386,630	$-	$141,179	$737,574

Three Months Ended September 30, 2020
Beginning balance	17,348	$17,348	$252,917	$426,718	$-	$143,064	$840,047
Net income				24,740		5,493	30,233
Distributions to parent from
noncontrolling interest						(7,500)	(7,500)
Ending Balance - September 30, 2020	17,348	$17,348	$252,917	$451,458	$-	$141,057	$862,780

Nine Months Ended September 30, 2019
Beginning balance	17,348	$17,348	$192,417	$338,591	$-	$141,454	$689,810
Net income				48,039		16,725	64,764
Distributions to parent from
noncontrolling interest						(17,000)	(17,000)
Ending Balance - September 30, 2019	17,348	$17,348	$192,417	$386,630	$-	$141,179	$737,574

Nine Months Ended September 30, 2020
Beginning balance	17,348	$17,348	$222,917	$397,021	$-	$140,303	$777,589
Net income				54,437		16,754	71,191
Capital contributions from parent			30,000				30,000
Distributions to parent from
noncontrolling interest						(16,000)	(16,000)
Ending Balance - September 30, 2020	17,348	$17,348	$252,917	$451,458	$-	$141,057	$862,780

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc., and Madison Gas and Electric Company

Notes to Consolidated Financial Statements (unaudited)

September 30, 2020

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

The accompanying consolidated financial statements as of September 30, 2020, and during the three and nine months ended, are unaudited but include all adjustments that MGE Energy and MGE management consider necessary for a fair statement of their respective financial statements. All adjustments are of a normal, recurring nature except as otherwise disclosed. The year-end consolidated balance sheet information was derived from the audited balance sheet appearing in the 2019 Annual Report on Form 10-K but does not include all disclosures required by accounting principles generally accepted in the United States of America. These notes should be read in conjunction with the financial statements and the notes on pages 54 through 107 of the 2019 Annual Report on Form 10-K.

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

c.Cash, Cash Equivalents, and Restricted Cash.

The following table presents the components of total cash, cash equivalents and restricted cash on the consolidated balance sheets.

	MGE Energy		MGE
	September 30,	December 31,	September 30,	December 31,
(In thousands)	2020	2019	2020	2019
Cash and cash equivalents	$53,058	$23,481	$5,171	$3,196
Restricted cash	484	619	484	619
Receivable - margin account	550	1,714	550	1,714
Cash, cash equivalents, and restricted cash	$54,092	$25,814	$6,205	$5,529

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

d.Trade Receivables, Allowance for Credit Losses, and Concentration Risk.

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. A 1% late payment charge is normally recorded on all receivables unpaid after the due date. In late March 2020, the 1% late payment charge was suspended in response to the PSCW's COVID-19 order. The order also suspended disconnection or refusal of services to any customer, with limited exceptions. The PSCW order was lifted on July 25, 2020; however, as permitted by regulatory action, MGE notified the PSCW of its election to continue to waive late fees until December 31, 2020. See Footnote 9.c. for further information.

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

As of September 30, 2020, MGE had a reserve balance of $5.9 million against accounts receivable. During the three and nine months ended September 30, 2020, MGE recorded $0.3 million and $0.9 million in write-offs, respectively. During the three and nine months ended September 30, 2020, MGE recorded $1.1 million and $3.5 million of additional reserves, respectively, which include estimated impacts of COVID-19. The PSCW issued a deferral accounting order for deferral of incremental COVID-19-related costs. Recovery of these costs are expected to be addressed in future rate proceedings. As of September 30, 2020, MGE had deferred $2.5 million of incremental COVID-19-related costs as a regulatory asset. See Footnote 9.c. for further information.

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

MGE Transco and MGEE Transco have accounted for their investments in ATC and ATC Holdco, respectively, under the equity method of accounting. Equity earnings from investments are recorded as "Other income" on the consolidated statements of income of MGE Energy. MGE Transco recorded the following amounts related to its investment in ATC:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2020	2019	2020	2019
Equity earnings from investment in ATC	$2,319	$2,364	$7,724	$6,879
Dividends from investments	2,349	1,781	6,620	5,526
Capital contributions to ATC	359	888	892	2,131

ATC Holdco was formed in December 2016 to pursue transmission development opportunities which typically have long development and investment lead times before becoming operational. ATC Holdco's future transmission development activities have been suspended for the near term.

In October 2020, MGE Transco made a $0.4 million capital contribution to ATC.

ATC's summarized financial data is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2020	2019	2020	2019
Operating revenues	$187,833	$184,833	$577,705	$544,760
Operating expenses	(92,975)	(94,713)	(285,697)	(278,673)
Other income, net	643	484	1,924	1,031
Interest expense, net	(28,801)	(29,165)	(83,947)	(87,121)
Earnings before members' income taxes	$66,700	$61,439	$209,985	$179,997

MGE receives transmission and other related services from ATC. During the three and nine months ended September 30, 2020, MGE recorded $7.7 million and $23.0 million, respectively, for transmission services received compared to $7.6 million and $22.8 million for the comparable periods in 2019. MGE also provides a variety of operational, maintenance, and project management services for ATC, which are reimbursed by ATC. As of September 30, 2020, and December 31, 2019, MGE had a receivable due from ATC of $2.7 million and $1.6 million, respectively. The receivable includes expenditures to fund transmission infrastructure upgrades at Badger Hollow I and II and Two Creeks. MGE will be reimbursed for these costs after the new generation assets have been placed into service.

4.

Taxes - MGE Energy and MGE.

Effective Tax Rate.

The consolidated income tax provision differs from the amount computed by applying the statutory federal income tax rate to income before income taxes, as follows:

	MGE Energy		MGE
Three Months Ended September 30,	2020	2019	2020	2019
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	6.3	6.3	6.2	6.2
Amortized investment tax credits	(0.1)	(0.1)	(0.1)	(0.1)
Credit for electricity from wind energy	(5.0)	(4.8)	(5.4)	(5.2)
AFUDC equity, net	(1.1)	(0.4)	(1.2)	(0.4)
Amortization of utility excess deferred tax - tax reform(a)	(2.0)	(1.9)	(2.2)	(2.1)
Other, net, individually insignificant	(0.4)	(0.5)	(0.4)	(0.5)
Effective income tax rate	18.7%	19.6%	17.9%	18.9%

	MGE Energy		MGE
Nine Months Ended September 30,	2020	2019	2020	2019
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	6.3	6.3	6.2	6.2
Amortized investment tax credits	(0.1)	(0.1)	(0.1)	(0.1)
Credit for electricity from wind energy	(6.1)	(5.6)	(6.6)	(6.1)
AFUDC equity, net	(1.3)	(0.3)	(1.4)	(0.3)
Amortization of utility excess deferred tax - tax reform(a)	(2.4)	(2.2)	(2.6)	(2.4)
Other, net, individually insignificant	(0.1)	0.1	-	0.1
Effective income tax rate	17.3%	19.2%	16.5%	18.4%

(a)Included are impacts of the Tax Cuts and Jobs Act for the regulated utility for excess deferred taxes recognized using a normalization method of accounting. During the three and nine months ended September 30, 2020, MGE recognized $0.7 million and $2.0 million, respectively, compared to $0.6 million and $1.7 million for the comparable periods in 2019. The amount and timing of the cash impacts will depend on the period over which certain income tax benefits are provided to customers, as determined by the PSCW.

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

The following table presents the components of net periodic benefit costs recognized.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2020	2019	2020	2019
Pension Benefits
Components of net periodic benefit cost:
Service cost	$1,324	$1,040	$3,972	$3,402
Interest cost	3,052	3,170	9,157	10,364
Expected return on assets	(6,807)	(5,054)	(20,422)	(16,523)
Amortization of:
Prior service credit	(31)	(26)	(93)	(85)
Actuarial loss	1,339	1,637	4,018	5,351
Net periodic benefit (credit) cost	$(1,123)	$767	$(3,368)	$2,509

Postretirement Benefits
Components of net periodic benefit cost:
Service cost	$316	$276	$948	$829
Interest cost	570	721	1,709	2,164
Expected return on assets	(789)	(677)	(2,366)	(2,034)
Amortization of:
Transition obligation	1	1	2	2
Prior service credit	(667)	(664)	(2,001)	(1,994)
Actuarial loss	55	100	165	300
Net periodic benefit (credit) cost	$(514)	$(243)	$(1,543)	$(733)

As a result of lower investment returns in the fourth quarter of 2018, pension and postretirement benefit costs increased in 2019. In August 2019, the PSCW approved MGE's request to defer the difference between estimated pension and other postretirement costs included in the 2019 and 2020 rate settlement and actual expense incurred. MGE expects that the deferred cost for employee benefit plans will be factored into future rate proceedings. During 2019, MGE deferred approximately $6.2 million of pension and other post-retirement costs. MGE expects actual costs will be lower than the amount included in the 2020 rate settlement, which will reduce the regulatory asset that MGE expects to be factored into future rate proceedings. During the three and nine months ended September 30, 2020, MGE collected approximately $0.2 million and $0.7 million, respectively, of pension and other postretirement costs, which reduced the amount deferred in 2019. During the three and nine months ended September 30, 2019, MGE deferred approximately $1.3 million and $4.6 million, respectively, of pension and postretirement costs. The impact of this deferral has not been reflected in the table above.

6.

Equity and Financing Arrangements.

a.Common Stock - MGE Energy.

MGE Energy sells shares of its common stock through its Direct Stock Purchase and Dividend Reinvestment Plan (the Stock Plan). Those shares may be newly issued shares or shares that are purchased in the open market by an independent agent for participants in the Stock Plan. All sales under the Stock Plan are covered by a shelf registration statement that MGE Energy filed with the SEC. During the three and nine months ended September 30, 2020 and 2019, MGE Energy issued no new shares of common stock under the Stock Plan.

In May 2020, MGE Energy issued 1.5 million shares of its common stock in an underwritten offering. MGE Energy received proceeds, net of underwriter fees and issuance costs, of $79.6 million from the issuance and sale of those shares. The net proceeds are being used for general corporate purposes, including funding capital expenditures being made by MGE.

b.Dilutive Shares Calculation - MGE Energy.

MGE Energy has no dilutive securities issued.

c.Long-term Debt - MGE Energy and MGE.

In April 2020, MGE borrowed $19.3 million from the City of Madison, Wisconsin's issuance of Industrial Development Revenue Refunding Bonds (Madison Gas and Electric Company Project), Series 2020A. The bonds carry an interest rate of 2.05% per annum with interest payable semi-annually on April 1 and October 1 of each year, which commenced on October 1, 2020. The bonds require their holder to tender them on April 30, 2023, at which time the bonds will either be repriced and remarketed or redeemed and retired. MGE used the proceeds to redeem at par $19.3 million of existing Industrial Development Revenue Refunding Bonds (Madison Gas and Electric Company Project), Series 2002B due October 1, 2027.

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

In 2020, 5,048 units were granted under the 2013 Plan and are subject to a three-year graded vesting schedule. No units were granted under the 2006 Plan in 2020 in view of the adoption of the 2020 Performance Unit Plan described below. On the grant date, the cost of the director or employee services received in exchange for a performance unit award is measured based on the current market value of MGE Energy common stock. The fair value of the awards is remeasured quarterly, including as of September 30, 2020, as required by applicable accounting standards. Changes in quarterly fair value as well as the original grant are recognized as compensation cost. Since this amount is remeasured throughout the vesting period, the compensation cost is subject to variability.

For nonretirement eligible employees under the 2006 Plan, stock-based compensation costs are accrued and recognized using the graded vesting method. Compensation cost for retirement eligible employees or employees that will become retirement eligible during the vesting schedule are recognized on an abridged horizon as retirement eligibility accelerates vesting.

During the three months ended September 30, 2020 and 2019, MGE recorded $0.1 million and $0.9 million, respectively, in compensation expense as a result of awards under the 2013 Plan and 2006 Plan. During the nine months ended September 30, 2020 and 2019, MGE recorded $0.3 million in compensation benefit and $2.8 million in compensation expense, respectively, as a result of awards under the 2013 Plan and 2006 Plan. In January 2020, cash payments of $2.0 million were distributed relating to awards that were granted in a prior year under the plans. No forfeitures of units occurred during the three and nine months ended September 30, 2020 and 2019. As of September 30, 2020, $3.4 million of outstanding awards are vested. Of this amount, no cash settlements have occurred as cash payments are only made at the end of the period covered by the awards.

b.

2020 Performance Unit Plan

The 2020 Performance Unit Plan (the 2020 Plan) was adopted in February 2020 for eligible employees. Plan participants may receive awards of performance units, restricted units, or both. Performance units entitle the holder to receive a cash payment equal to the value of a designated number of shares of MGE Energy's common stock, plus dividend-equivalent payments thereon, based upon achievement of specified performance goals during a performance period set by the Compensation Committee of MGE Energy's Board of Directors. Restricted units entitle the holder to receive a cash payment equal to the value of a designated number of shares of MGE Energy's common stock, plus dividend-equivalent payments thereon, at the end of a defined time period. Awards are subject to vesting provisions providing for 100% vesting at the end of the performance period, in the case of performance units, and at the end of the defined time period in the case of restricted units. The performance units and restricted units will be paid out in cash and are accounted for as a liability award. No shares of common stock will be issued in connection with the 2020 Plan.

In April 2020, 9,822 performance units and 9,822 restricted units were granted under the 2020 Plan. The 2020 performance units contain market and performance conditions. The market condition is based on total shareowner return relative to an investor-owned utility peer group. The performance condition is based on achievement of targets specified in the award agreement (such as an earnings growth target). The fair value of each performance unit is based on the fair value of the underlying common stock on the grant date and the probability of satisfying the market and performance conditions contained in the award agreement during the three-year performance period. The actual payments upon vesting depends upon actual performance and may range from zero to 200% of the granted number of performance units. The 2020 restricted units will vest based on a three-year cliff vesting schedule.

During the three and nine months ended September 30, 2020, MGE recorded less than $0.1 million and $0.6 million, respectively, in compensation expense as a result of awards under the 2020 Plan.

8.

Commitments and Contingencies.

a.Environmental - MGE Energy and MGE.

MGE Energy and MGE are subject to frequently changing local, state, and federal regulations concerning air quality, water quality, land use, threatened and endangered species, hazardous materials handling, and solid waste disposal. These regulations affect the manner in which operations are conducted, the costs of operations, as well as capital and operating expenditures. Several of these environmental rules are subject to legal challenges, reconsideration and/or other uncertainties. Regulatory initiatives, proposed rules, and court challenges to adopted rules could have a material effect on capital expenditures and operating costs. Management believes compliance costs will be recovered in future rates based on previous treatment of environmental compliance projects. These initiatives, proposed rules, and court challenges include:

•The EPA's promulgated water effluent limitations guidelines and standards for steam electric power plants which focus on the reduction of metals and other pollutants in wastewater from new and existing power plants. The standards were finalized in August 2020. The Elm Road Units must satisfy the rule's requirements no later than December 31, 2023, as determined by the permitting authority. The operator of the Elm Road Units is analyzing the rule's impact and expects to have cost estimates in early 2021. MGE expects to continue to work with the Elm Road operator to determine the expected costs and timing of compliance. MGE does not expect this rule to have a material effect on Columbia.

•The EPA's cooling water intake rules require cooling water intake structures at electric power plants to meet best available technology (BAT) standards to reduce the mortality from entrainment (drawing aquatic life into a plant's cooling system) and impingement

(trapping aquatic life on screens). MGE must conduct studies of its Blount plant by the end of 2021 to help regulators determine BAT. Columbia's operator must also conduct studies to help determine BAT. Future BAT requirements at Blount and Columbia will be established by the WDNR based on the results of these intake studies and will be specified in the next facility discharge permits expected to be issued in 2023 or later. MGE does not expect this rule to have a material effect on its existing plants.

•Greenhouse Gas (GHG) reduction guidelines and approval criteria established under the Clean Air Act for states to use in developing plans to control GHG emissions from fossil fuel-fired electric generating units (EGUs), including existing and proposed regulations governing existing, new or modified fossil-fuel generating units.

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

The ACE rule applies to Columbia and the Elm Road Units. The State of Wisconsin has begun to develop an implementation plan and has shared its preliminary work with Wisconsin utilities. MGE is actively monitoring state activity on BSER development. Until the State of Wisconsin completes a plan that is accepted by the EPA, MGE cannot conclusively determine the final impact of the rule. Additionally, the ACE rule and repeal of the Clean Power Plan are subject to a legal challenge pending in the United States District Court of the District of Columbia. MGE will continue to evaluate the plan developments within the state and monitor ongoing and potential legal proceedings associated with the ACE rule.

•The EPA's rule to regulate ambient levels of ozone through the 2015 Ozone National Ambient Air Quality Standards (NAAQS).

In May 2018, the EPA issued a final rule that designated the northeast portion of Milwaukee County as being in nonattainment with this NAAQS. The Elm Road Units are located in Milwaukee County, outside the designated nonattainment area. In August 2018, several environmental groups, the City of Chicago, and the State of Illinois filed federal lawsuits challenging several of the EPA's attainment designation decisions, including the partial Milwaukee County designation as being too narrow and not sufficiently protective. In July 2020, the United States District Court of the District of Columbia remanded the partial Milwaukee County attainment designation back to the EPA for further explanation. MGE is monitoring the outcome of the EPA’s remand analysis and how it may affect our Elm Road Units in Milwaukee County. At this time, MGE expects that the 2015 Ozone NAAQS will not have a material effect on its existing plants based on final designations.

•Rules regulating nitrogen oxide (NOx) and sulfur dioxide (SO2) emissions, including the Cross State Air Pollution Rule (CSAPR) and Clean Air Visibility Rule (CAVR).

The EPA's CSAPR and its progeny are a suite of interstate air pollution transport rules designed to reduce ozone and fine particulate (PM2.5) air levels in areas that the EPA has determined as being significantly impacted by pollution from upwind states. In September 2019, the U.S. Court of Appeals held that the EPA cannot provide a partial remedy to the Clean Air Act's "Good Neighbor Provision," which addresses interstate transport of pollutants from upwind states to downwind states. Wisconsin is considered an upwind and downwind state under CSAPR and is potentially impacted by rules that the EPA will develop to address this remand. MGE has met its current CSAPR obligations through a combination of reduced emissions through pollution control (e.g., SCR installation at Columbia), as well as owned, received, and purchased allowances. While uncertainty remains around CSAPR due to legal challenges, MGE expects to meet ongoing CSAPR obligations for the foreseeable future. MGE will continue to monitor developments in EPA revisions after the remand and any ongoing litigation over this rule.

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

Review of the Elm Road Units has indicated that the costs to comply with this rule are not expected to be significant. Columbia's operator has completed a review of its system and has developed a compliance plan. Columbia's operator is also exploring alternative compliance options to meet the rule requirements by the rule's deadline. MGE will continue to monitor the operator's plans for compliance to assess potential impacts on operations.

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

c.Purchase Contracts - MGE Energy and MGE.

MGE Energy and MGE have entered into various commodity supply, transportation, and storage contracts to meet their obligations to deliver electricity and natural gas to customers. Management expects to recover these costs in future customer rates. The following table shows future commitments related to purchase contracts as of September 30, 2020:

(In thousands)	2020	2021	2022	2023	2024	Thereafter
Coal(a)	$6,381	$6,405	$6,439	$1,515	$-	$-
Natural gas
Transportation and storage(b)	6,260	21,854	22,008	22,008	22,008	36,603
Supply(c)	8,541	12,567	-	-	-	-
	$21,182	$40,826	$28,447	$23,523	$22,008	$36,603

(a)Total coal commitments for the Columbia and Elm Road Units, including transportation. Fuel procurement for MGE’s jointly owned Columbia and Elm Road Units is handled by WPL and WEPCO, respectively, who are the operators of those facilities.

(b)

MGE's natural gas transportation and storage contracts require fixed monthly payments for firm supply pipeline transportation and storage capacity. The pricing components of the fixed monthly payments for the transportation andstorage contracts are established by FERC but may be subject to change.

(c)These commitments include market-based pricing.

9.

Rate Matters - MGE Energy and MGE.

a.Rate Proceedings.

In August 2020, MGE filed with the PSCW a proposed settlement agreement for its pending 2021 rate case. The settlement agreement proposes a zero percent increase for electric rates and an approximately 4% increase for gas rates in 2021. The electric rate settlement includes an increase in rate base primarily offset by lower fuel and purchase power costs and a one-time $18.2 million return to customers of the portion of excess deferred taxes related to the Tax Act not governed by IRS normalization rules. As part of the settlement, the fuel rules bandwidth will be set at plus or minus 1%. The gas rate increase covers infrastructure costs and technology improvements. The settlement agreement also seeks escrow accounting treatment for pension and other postretirement benefit costs, bad debt expense, and customer credit card fees. Escrow accounting treatment would allow MGE to defer to its next rate filing any difference between estimated costs in rates and actual costs incurred. Any difference, if allowed, would be recorded as a regulatory asset or regulatory liability. No change is proposed in the pending settlement agreement for 2021 from the 2020 authorized return on common equity or the financial capital structure. PSCW approval of the settlement agreement is pending. A final order is expected before the end of the year.

In December 2018, the PSCW approved a settlement agreement between MGE and intervening parties in its then-pending rate case. The settlement decreased electric rates by 2.24%, or $9.2 million, in 2019. The decrease in electric rates reflected the ongoing tax impacts of the Tax Act. Lower fuel costs and an increase in rate base from renewable generation assets further impacted the rate change. In 2020, electric rates decreased a further 0.84%, or $3.4 million, as approved by the PSCW in December 2019 in MGE's 2020 Fuel Cost Plan, which reflected lower fuel costs. The settlement agreement increased gas rates by 1.06%, or $1.7 million, in 2019 and 1.46%, or $2.4 million, in 2020. The gas increase covered infrastructure costs. It also reflected the impacts of the Tax Act. The return on common stock equity for 2019 and 2020 is 9.8% based on a capital structure consisting of 56.6% common equity in 2019 and 56.1% common equity in 2020.

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

The PSCW issued a final decision in the 2018 fuel rules proceedings for MGE to refund additional fuel savings realized in 2018 to its retail electric customers over a one-month period. MGE returned $9.5 million to electric customers in October 2019. There was no change to the refund in the fuel rules proceedings from the amount MGE deferred in the previous year.

The PSCW issued a final decision in the 2019 fuel rules proceedings regarding $1.5 million of deferred savings giving MGE the option either to use the $1.5 million as part of the proposed settlement to MGE's pending 2021 rate case or to refund the balance to customers in October 2020. There was no change to the refund in the fuel rules proceedings from the amount MGE deferred in the previous year. The 2019 fuel credit is currently included in the proposed settlement to MGE's pending 2021 rate case.

As of September 30, 2020, MGE had deferred $2.0 million of 2020 fuel savings. These costs will be subject to the PSCW's annual review of 2020 fuel costs, which is expected to be completed in 2021.

c.COVID-19.

On March 24, 2020, the PSCW ordered changes to the tariff provisions of all public utilities in Wisconsin in response to the COVID-19 pandemic. The order prohibited late payment charges, service disconnections, service refusals, and cash deposits as a condition of service. The order also required utilities to offer deferred payment arrangements to customers. The order resulted in increased bad debt expense and foregone revenue from late payment charges. This order, as it pertained to the prohibitions on service disconnections for residential customers, was in effect until November 1, 2020, at which time the annual winter disconnection moratorium began and continues until April 15, 2021. All other restrictions were lifted in July 2020. As permitted by regulatory action, MGE notified the PSCW on July 16, 2020, of its election to continue to waive late fees until December 31, 2020 for all customer classes and seek recovery in a future period. In October 2020, the PSCW issued a decision to allow utilities to extend the election to waive late fees until April 15, 2021, if the utility requests such waiver.

On March 24, 2020, the PSCW issued a further order authorizing deferral of expenditures incurred to ensure the provision of safe, reliable, and affordable access to utility services during the COVID-19 pandemic and late payment charges. Expenditures may include items such as bad debt expense and personal protective equipment. Foregone revenue from late payment charges and the potential delay in payments from customers is expected to impact the timing of cash inflows. Subject to PSCW approval of recovery, foregone late payment charges are expected to be recognized as revenue when it is collected from customers, and deferred expenditures are expected to be recognized as a regulatory asset as costs are incurred (meaning that those expenditures will affect cash flows when paid but will not affect income until recovery is permitted by the PSCW). Recovery of expenditures and late payment charges is expected to be addressed in future rate proceedings. While management believes that cost recovery is probable, the timing of collection from customers cannot be estimated at this time. Management will continue to assess the probability of recovery of deferred costs as the COVID-19 pandemic progresses. As of September 30, 2020, MGE had deferred $2.8 million in costs as a regulatory asset.

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

b.Notional Amounts.

The gross notional volume of open derivatives is as follows:

	September 30, 2020		December 31, 2019
Commodity derivative contracts	330,400	MWh	417,840	MWh
Commodity derivative contracts	8,495,000	Dth	6,605,000	Dth
FTRs	4,589	MW	2,750	MW
PPA	1,000	MW	1,450	MW

c.Financial Statement Presentation.

MGE purchases and sells exchange-traded and over-the-counter options, swaps, and future contracts. These arrangements are primarily entered into to help stabilize the price risk associated with gas or power purchases. These transactions are employed by both MGE's gas and electric segments. Additionally, as a result of the firm transmission agreements that MGE holds on electricity transmission paths in the MISO market, MGE holds financial transmission rights (FTRs). An FTR is a financial instrument that entitles the holder to a stream of revenues or charges based on the differences in hourly day-ahead energy prices between two points on the transmission grid. The fair values of these instruments are offset with a corresponding regulatory asset/liability depending on whether they are in a net loss/gain position. Depending on the nature of the instrument, the gain or loss associated with these transactions will be reflected as cost of gas sold, fuel for electric generation, or purchased power expense in the delivery month applicable to the instrument. As of September 30, 2020, the fair value of exchange traded derivatives and FTRs exceeded their cost basis by $2.0 million. As of December 31, 2019, the cost basis of exchange traded derivatives and FTRs exceeded their fair value by $1.4 million.

MGE is a party to a purchased power agreement that provides MGE with firm capacity and energy during a base term from June 1, 2012, through May 31, 2022. The agreement also allows MGE an option to extend the contract after the base term. The agreement is accounted for as a derivative contract and is recognized at its fair value on the consolidated balance sheets. However, the derivative qualifies for regulatory deferral and is recognized with a corresponding regulatory asset or liability depending on whether the fair value is in a loss or gain position. The fair value of the contract as of September 30, 2020, and December 31, 2019, reflected a loss position of $16.0 million and $25.4 million, respectively. The actual cost will be recognized in purchased power expense in the month of purchase.

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

	Derivative	Derivative
(In thousands)	Assets	Liabilities	Balance Sheet Location
September 30, 2020
Commodity derivative contracts(a)	$2,248	$546	Other current assets
Commodity derivative contracts(a)	253	12	Other deferred charges
FTRs	20	-	Other current assets
PPA	N/A	9,640	Derivative liability (current)
PPA	N/A	6,340	Derivative liability (long-term)

December 31, 2019
Commodity derivative contracts(b)	$157	$1,521	Derivative liability (current)(c)
Commodity derivative contracts(b)	73	217	Derivative liability (long-term)
FTRs	73	-	Other current assets
PPA	N/A	10,100	Derivative liability (current)
PPA	N/A	15,340	Derivative liability (long-term)

(a) As of September 30, 2020, collateral of $0.7 million was posted against derivative positions owed to counterparties under a master netting agreement on the consolidated balance sheet.

(b)As of December 31, 2019, collateral of $1.5 million was posted against and netted with derivative liability positions on the consolidated balance sheets.

(c) As of December 31, 2019, MGE posted $0.1 million as other current assets on the consolidated balance sheets.

The following tables show the effect of netting arrangements for recognized derivative assets and liabilities that are subject to a master netting arrangement or similar arrangement on the consolidated balance sheets.

Offsetting of Derivative Assets
(In thousands)	Gross Amounts	Gross Amounts Offset in Balance Sheets	Collateral Posted Against Derivative Positions	Net Amount Presented in Balance Sheets
September 30, 2020
Commodity derivative contracts	$2,501	$(558)	$(650)	$1,293
FTRs	20	-	-	20

December 31, 2019
Commodity derivative contracts	$230	$(192)	$-	$38
FTRs	73	-	-	73

Offsetting of Derivative Liabilities
(In thousands)	Gross Amounts	Gross Amounts Offset in Balance Sheets	Collateral Posted Against Derivative Positions	Net Amount Presented in Balance Sheets
September 30, 2020
Commodity derivative contracts	$558	$(558)	$-	$-
PPA	15,980	-	-	15,980

December 31, 2019
Commodity derivative contracts	$1,738	$(192)	$(1,546)	$-
PPA	25,440	-	-	25,440

The following tables summarize the unrealized and realized gains/losses related to the derivative instruments on the consolidated balance sheets and the consolidated statements of income.

	2020		2019
(In thousands)	Current and Long-Term Regulatory Asset	Other Current Assets	Current and Long-Term Regulatory Asset	Other Current Assets
Three Months Ended September 30:
Balance as of July 1,	$20,400	$940	$33,515	$878
Unrealized (gain) loss	(4,695)	-	(4,560)	-
Realized (loss) gain reclassified to a deferred account	(207)	207	(411)	411
Realized (loss) gain reclassified to income statement	(1,481)	(164)	638	(258)
Balance as of September 30,	$14,017	$983	$29,182	$1,031

Nine Months Ended September 30:
Balance as of January 1,	$26,875	$1,100	$31,830	$377
Unrealized (gain) loss	(8,032)	-	(2,256)	-
Realized (loss) gain reclassified to a deferred account	(1,999)	1,999	(1,402)	1,402
Realized (loss) gain reclassified to income statement	(2,827)	(2,116)	1,010	(748)
Balance as of September 30,	$14,017	$983	$29,182	$1,031

	Realized Losses (Gains)
	2020		2019
(In thousands)	Fuel for Electric Generation/ Purchased Power	Cost of Gas Sold	Fuel for Electric Generation/ Purchased Power	Cost of Gas Sold
Three Months Ended September 30:
Commodity derivative contracts	$680	$28	$471	$83
FTRs	184	-	(429)	-
PPA	753	-	(505)	-

Nine Months Ended September 30:
Commodity derivative contracts	$2,303	$1,682	$1,038	$460
FTRs	78	-	(503)	-
PPA	880	-	(1,257)	-

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

The PPA has a provision that may require MGE to post collateral if MGE's debt rating falls below investment grade (i.e., below BBB-). The amount of collateral that it may be required to post varies from $20.0 million to $40.0 million, depending on MGE's nominated capacity amount. As of September 30, 2020, no collateral was required to be, or had been, posted. Certain counterparties extend MGE a credit limit. If MGE exceeds these limits, the counterparties may require collateral to be posted. As of September 30, 2020, and December 31, 2019, no counterparties were in a net liability position.

Nonperformance of counterparties to the non-exchange traded derivatives could expose MGE to credit loss. However, MGE enters into transactions only with companies that meet or exceed strict credit guidelines, and it monitors these counterparties on an ongoing basis to mitigate nonperformance risk in its portfolio. As of September 30, 2020, no counterparties had defaulted.

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

The estimated fair market value offinancial instruments are as follows:

	September 30, 2020		December 31, 2019
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
MGE Energy
Assets:
Cash and cash equivalents	$53,058	$53,058	$23,481	$23,481
Liabilities:
Long-term debt(a)	544,395	658,008	547,879	611,909

MGE
Assets:
Cash and cash equivalents	$5,171	$5,171	$3,196	$3,196
Liabilities:
Long-term debt(a)	544,395	658,008	547,879	611,909

(a) Includes long-term debt due within one year. Excludes debt issuance costs and unamortized discount of $4.3 million and $4.5 million as of September 30, 2020, and December 31, 2019, respectively.

b.Recurring Fair Value Measurements.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis.

	Fair Value as of September 30, 2020
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Derivatives, net(b)	$2,521	$1,975	$-	$546
Exchange-traded investments	1,781	1,781	-	-
Total Assets	$4,302	$3,756	$-	$546
Liabilities:
Derivatives, net	$16,538	$265	$-	$16,273
Deferred compensation	3,349	-	3,349	-
Total Liabilities	$19,887	$265	$3,349	$16,273

MGE
Assets:
Derivatives, net(b)	$2,521	$1,975	$-	$546
Exchange-traded investments	461	461	-	-
Total Assets	$2,982	$2,436	$-	$546
Liabilities:
Derivatives, net	$16,538	$265	$-	$16,273
Deferred compensation	3,349	-	3,349	-
Total Liabilities	$19,887	$265	$3,349	$16,273

	Fair Value as of December 31, 2019
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Derivatives, net	$303	$189	$-	$114
Exchange-traded investments	1,271	1,271	-	-
Total Assets	$1,574	$1,460	$-	$114
Liabilities:
Derivatives, net(c)	$27,178	$608	$-	$26,570
Deferred compensation	3,157	-	3,157	-
Total Liabilities	$30,335	$608	$3,157	$26,570

MGE
Assets:
Derivatives, net	$303	$189	$-	$114
Exchange-traded investments	209	209	-	-
Total Assets	$512	$398	$-	$114
Liabilities:
Derivatives, net(c)	$27,178	$608	$-	$26,570
Deferred compensation	3,157	-	3,157	-
Total Liabilities	$30,335	$608	$3,157	$26,570

(b) These amounts are shown gross and exclude $0.7 million of collateral against derivative positions owed to counterparties under a master netting agreement as of September 30, 2020.

(c) These amounts are shown gross and exclude $1.5 million of collateral that was posted against derivative positions with counterparties as December 31, 2019.

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

The following table presents the significant unobservable inputs used in the pricing model.

	Model Input
Significant Unobservable Inputs	September 30, 2020	December 31, 2019
Basis adjustment:
On peak	93.9%	92.1%
Off peak	93.7%	92.7%
Counterparty fuel mix:
Internal generation - range	46.0% - 65.0%	40.0% - 60.0%
Internal generation - weighted average	56.4%	52.2%
Purchased power - range	54.0% - 35.0%	60.0% - 40.0%
Purchased power - weighted average	43.6%	47.8%

The following table summarizes the changes in Level 3 commodity derivative assets and liabilities measured at fair value on a recurring basis.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2020	2019	2020	2019
Beginning balance	$(21,023)	$(33,337)	$(26,456)	$(32,002)
Realized and unrealized gains (losses):
Included in regulatory assets	5,296	4,317	10,729	2,982
Included in other comprehensive income	-	-	-	-
Included in earnings	(1,524)	(492)	(4,687)	(1,928)
Included in current assets	(37)	4	(101)	(198)
Purchases	5,505	5,205	15,837	16,827
Sales	-	-	-	-
Issuances	-	-	-	-
Settlements	(3,944)	(4,717)	(11,049)	(14,701)
Transfers in and/or out of Level 3	-	-	-	-
Balance as of September 30,	$(15,727)	$(29,020)	$(15,727)	$(29,020)
Total gains (losses) included in earnings attributed to
the change in unrealized gains (losses) related to
assets and liabilities held as of September 30,(d)	$-	$-	$-	$-

The following table presents total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis(d).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2020	2019	2020	2019
Purchased Power Expense	$(1,496)	$(409)	$(4,343)	$(1,658)
Cost of Gas Sold Expense	(28)	(83)	(344)	(270)
Total	$(1,524)	$(492)	$(4,687)	$(1,928)

(d) MGE's exchange-traded derivative contracts, over-the-counter party transactions, purchased power agreement, and FTRs are subject to regulatory deferral. These derivatives are therefore marked to fair value and are offset in the financial statements with a corresponding regulatory asset or liability.

12.

Joint Plant Ownership - MGE Energy and MGE

MGE currently has ongoing jointly-owned solar generation construction projects, as shown in the following table. Incurred costs are reflected in "Construction work in progress" on the consolidated balance sheets.

	Ownership	Share of		Share of		Costs incurred as of		Date of Commercial
Project	Interest	Generation		Estimated Costs		September 30, 2020(a)		Operation
Two Creeks(b)	33%	50	MW	$65	million	$63.1	million	November 2, 2020
Badger Hollow I(c)	33%	50	MW	$65	million	$50.5	million	April 2021(d)
Badger Hollow II(c)	33%	50	MW	$65	million	$5.0	million	December 2022(d)

(a)Excluding AFUDC.

(b) The Two Creeks solar generation array is located in the Town of Two Creeks and the City of Two Rivers in Manitowoc and Kewaunee Counties, Wisconsin.

(c)

The Badger Hollow I and Badger Hollow II solar farm is located in southwestern Wisconsin in Iowa County, near the villages of Montfort and Cobb.

(d)Estimated date of commercial operation.

MGE received specific approval to recover 100% AFUDC on each of these projects. During the three months ended September 30, 2020 and 2019, MGE recognized $1.9 million and $0.7 million, respectively, after tax, in AFUDC for Two Creeks and Badger Hollow I and II. During the nine months ended September 30, 2020 and 2019, MGE recognized $4.5 million and $0.8 million, respectively, after tax, in AFUDC for Two Creeks and Badger Hollow I and II.

13.

Revenue - MGE Energy and MGE.

Revenues disaggregated by revenue source were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30,		September 30,
Electric revenues	2020	2019	2020	2019
Residential	$45,009	$42,442	$113,311	$107,772
Commercial	57,822	63,466	152,844	165,481
Industrial	3,234	3,760	8,797	10,013
Other-retail/municipal	8,620	9,543	24,874	26,728
Total retail	114,685	119,211	299,826	309,994
Sales to the market	1,554	1,163	2,604	3,914
Other revenues	115	233	660	978
Total electric revenues	116,354	120,607	303,090	314,886

Gas revenues
Residential	12,436	11,342	61,328	67,659
Commercial/Industrial	5,052	4,825	32,961	40,833
Total retail	17,488	16,167	94,289	108,492
Gas transportation	1,152	1,126	4,179	3,756
Other revenues	3	84	100	299
Total gas revenues	18,643	17,377	98,568	112,547

Non-regulated energy revenues	214	214	466	481
Total Operating Revenue	$135,211	$138,198	402,124	$427,914

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

The following tables show segment information for MGE Energy's operations for the indicated periods:

(In thousands) MGE Energy	Electric	Gas	Nonregulated Energy	Transmission Investment	All Others	Consolidation/ Elimination	Consolidated Total
Three Months Ended September 30, 2020
Operating revenues from external customers	$116,354	$18,643	$214	$-	$-	$-	$135,211
Interdepartmental revenues	209	3,494	10,102	-	-	(13,805)	-
Total operating revenues	116,563	22,137	10,316	-	-	(13,805)	135,211
Equity in earnings of investments	-	-	-	2,353	-	-	2,353
Net income (loss)	24,761	221	5,251	1,710	(149)	-	31,794

Three Months Ended September 30, 2019
Operating revenues from external customers	$120,607	$17,377	$214	$-	$-	$-	$138,198
Interdepartmental revenues	225	5,679	10,019	-	-	(15,923)	-
Total operating revenues	120,832	23,056	10,233	-	-	(15,923)	138,198
Equity in earnings of investments	-	-	-	2,372	-	-	2,372
Net income (loss)	23,681	(61)	5,131	1,726	180	-	30,657

Nine Months Ended September 30, 2020
Operating revenues from external customers	$303,090	$98,568	$466	$-	$-	$-	$402,124
Interdepartmental revenues	584	9,300	30,248	-	-	(40,132)	-
Total operating revenues	303,674	107,868	30,714	-	-	(40,132)	402,124
Equity in earnings of investments	-	-	-	7,780	-	-	7,780
Net income (loss)	46,439	9,216	15,536	5,659	(228)	-	76,622

Nine Months Ended September 30, 2019
Operating revenues from external customers	$314,886	$112,547	$481	$-	$-	$-	$427,914
Interdepartmental revenues	622	12,571	29,987	-	-	(43,180)	-
Total operating revenues	315,508	125,118	30,468	-	-	(43,180)	427,914
Equity in earnings of investments	-	-	-	6,808	-	-	6,808
Net income	40,905	8,648	15,211	4,952	496	-	70,212

The following tables show segment information for MGE's operations for the indicated periods:

(In thousands) MGE	Electric	Gas	Nonregulated Energy	Consolidation/ Elimination	Consolidated Total
Three Months Ended September 30, 2020
Operating revenues from external customers	$116,354	$18,643	$214	$-	$135,211
Interdepartmental revenues	209	3,494	10,102	(13,805)	-
Total operating revenues	116,563	22,137	10,316	(13,805)	135,211
Net income attributable to MGE	24,761	221	5,251	(5,493)	24,740

Three Months Ended September 30, 2019
Operating revenues from external customers	$120,607	$17,377	$214	$-	$138,198
Interdepartmental revenues	225	5,679	10,019	(15,923)	-
Total operating revenues	120,832	23,056	10,233	(15,923)	138,198
Net income (loss) attributable to MGE	23,681	(61)	5,131	(5,614)	23,137

Nine Months Ended September 30, 2020
Operating revenues from external customers	$303,090	$98,568	$466	$-	$402,124
Interdepartmental revenues	584	9,300	30,248	(40,132)	-
Total operating revenues	303,674	107,868	30,714	(40,132)	402,124
Net income attributable to MGE	46,439	9,216	15,536	(16,754)	54,437

Nine Months Ended September 30, 2019
Operating revenues from external customers	$314,886	$112,547	$481	$-	$427,914
Interdepartmental revenues	622	12,571	29,987	(43,180)	-
Total operating revenues	315,508	125,118	30,468	(43,180)	427,914
Net income attributable to MGE	40,905	8,648	15,211	(16,725)	48,039

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

• Energy commodity prices, including natural gas prices,

• Equity price risk pertaining to pension related assets,

• Credit market conditions, including interest rates and our debt credit rating,

• Environmental laws and regulations, including adopted and pending environmental rule changes,

• Governmental efforts to address the COVID-19 pandemic, including restrictions on activity, increased employee health and welfare costs, and precautions for dealing with members of the public, and

• Other factors listed in "Item 1A. Risk Factors" in our 2019 Annual Report on Form 10-K.

During the three months ended September 30, 2020, MGE Energy's earnings were $31.8 million or $0.88 per share compared to $30.7 million or $0.88 per share during the same period in the prior year. MGE's earnings during the three months ended September 30, 2020, were $24.7 million compared to $23.1 million during the same period in the prior year.

During the nine months ended September 30, 2020, MGE Energy's earnings were $76.6 million or $2.16 per share compared to $70.2 million or $2.03 per share during the same period in the prior year. MGE's earnings during the nine months ended September 30, 2020, were $54.4 million compared to $48.0 million during the same period in the prior year.

MGE Energy's net income was derived from our business segments as follows:

	Three Months Ended		Nine Months Ended
(In millions)	September 30,		September 30,
Business Segment:	2020	2019	2020	2019
Electric Utility	$24.7	$23.7	$46.4	$40.9
Gas Utility	0.2	-	9.2	8.6
Nonregulated Energy	5.2	5.1	15.5	15.2
Transmission Investments	1.8	1.7	5.7	5.0
All Other	(0.1)	0.2	(0.2)	0.5
Net Income	$31.8	$30.7	$76.6	$70.2

Our net income during the three and nine months ended September 30, 2020, compared to the same period in the prior year primarily reflects the effects of the following factors:

Electric Utility

Electric net income increased primarily due to AFUDC equity earned from the construction of Two Creeks and Badger Hollow I and II and savings in operating and maintenance costs. An increase in assets included in rate base also contributed to increased earnings for 2020. A reduction of retail sales driven by the impacts of COVID-19 and associated governmental regulations affected electric earnings in 2020. For the three and nine months ended September 30, 2020, commercial retail sales decreased approximately 8% and 7%, respectively, compared to the same period in the prior year. This decrease was partially mitigated by an increase in residential sales of approximately 9% and 7% for the three and nine months ended September 30, 2020, respectively, compared to the same period in the prior year. As businesses shifted their workforce to a remote work environment, residential sales increased.

Gas Utility

Gas net income increased primarily due to savings in operating and maintenance costs and customer growth. An increase in assets included in rate base also contributed to increased earnings for 2020. Colder than normal weather in the first quarter of 2019 and milder weather in the first quarter of 2020 partially offset this increase. Heating degree days (a measure for determining the impact of weather during the heating season) in 2020 decreased by approximately 10% compared to 2019.

The following developments affected the first nine months of 2020:

2019/2020 Rate Change Settlement: In December 2018, the PSCW approved a settlement agreement between MGE and intervening parties in the then-pending rate case. The settlement decreased electric rates by 2.24%, or $9.2 million, in 2019. The decrease in electric rates reflected the ongoing impacts of the Tax Act. Lower fuel costs and an increase in rate base from renewable generation assets further impacted the rate change. In 2020, electric rates decreased a further 0.84%, or $3.4 million, as approved by the PSCW in December 2019 in MGE's 2020 Fuel Cost Plan, which reflected lower fuel costs. The settlement agreement increased gas rates by 1.06%, or $1.7 million, in 2019 and 1.46%, or $2.4 million, in 2020. The gas increase covered infrastructure costs. It also reflected the impacts of the Tax Act.

PSCW Approval of Deferral of Pension and Other Postretirement Benefit Costs: As a result of lower investment returns in the fourth quarter of 2018, pension and postretirement benefit costs increased in 2019. In August 2019, the PSCW approved MGE's request to defer the difference between estimated pension and other postretirement costs included in the 2019 and 2020 rate settlement and actual costs incurred. In the second quarter of 2019, upon receiving the PSCW decision, deferral of pension and other postretirement costs were recorded. No deferral of pension and other postretirement costs were recorded in the first quarter of 2019. During 2019, MGE deferred approximately $6.2 million of pension and other postretirement costs. MGE expects actual costs will be lower than the amount included in the 2020 rate settlement by approximately $0.9 million to $1.2 million. Net pension and other postretirement costs deferred over the two-year period is expected to be approximately $5 million by the end of 2020. The net deferred costs are expected to be factored into future rate proceedings. During the three and nine months ended September 30, 2020, MGE collected approximately $0.2 million and $0.7 million, respectively, of pension and other postretirement costs, which reduced the amount deferred in 2019. During the three and nine months ended September 30, 2019, MGE deferred approximately $1.3 million and $4.6 million of pension and postretirement costs.

Utility Solar: Three jointly-owned solar generation projects are under construction, as shown in the following table. Incurred costs are reflected in "Construction work in progress" on the consolidated balance sheets. MGE has received specific approval to recover 100% AFUDC on each project. After tax, MGE recognized $2.0 million, $1.3 million, and $0.1 million of AFUDC equity on Two Creeks and Badger Hollow I and II, respectively, during the nine months ended September 30, 2020.

Project	Share of Generation	Share of Estimated Costs	Costs Incurred as of September 30, 2020(a)	Date of Commercial Operation
Two Creeks	50 MW	$65 million	$63.1 million	November 2, 2020
Badger Hollow I	50 MW	$65 million	$50.5 million	April 2021(b)
Badger Hollow II	50 MW	$65 million	$ 5.0 million	December 2022(b)

(a)Excluding AFUDC.

(b)Estimated date of commercial operation.

Equity Issuance: In May 2020, MGE Energy issued 1.5 million shares of common stock in an underwritten offering. The net proceeds of $79.6 million are being used for general corporate purposes including funding capital expenditures by MGE in projects such as Two Creeks, Badger Hollow I and II, Renewable Energy Rider solar projects, and other capital projects.

In the near term, several items may affect us, including:

2021 Rate Change Settlement: In August 2020, MGE filed with the PSCW a proposed settlement agreement for its pending 2021 rate case. The settlement agreement proposes a zero percent increase for electric rates and an approximately 4% increase for gas rates in 2021. The electric rate settlement includes an increase in rate base primarily offset by lower fuel and purchase power costs and a one-time $18.2 million return to customers of the portion of excess deferred taxes related to the Tax Act not governed by IRS normalization rules. As part of the settlement, the fuel rules bandwidth will be set at plus or minus 1%. The gas rate increase covers infrastructure costs and technology improvements. The settlement agreement also seeks escrow accounting treatment for pension and other postretirement benefit costs, bad debt expense, and customer credit card fees. Escrow accounting treatment would allow MGE to defer until its next rate filing any difference between estimated costs in rates and actual costs incurred. Any difference, if allowed, would be recorded as a regulatory asset or regulatory liability. No change is proposed in the pending settlement agreement for 2021 from the 2020 authorized return on common equity or the financial capital structure. PSCW approval of the settlement agreement is pending. A final order is expected before the end of the year.

Pension and Other Postretirement Benefit Costs: Costs for pension and other postretirement benefits are affected by actual investment returns on the assets held for those benefits and by the discount rate used to calculate those benefits. The discount rate is sensitive to changes in interest rates. Lower than expected employee benefit plan asset values could affect the value of pension and postretirement benefit obligations and may increase benefit costs in future years. As previously discussed, these costs are expected to be factored into future rate actions.

Tax Reform: Pursuant to the Tax Act, deferred income tax balances as of December 31, 2017, were remeasured to reflect the decrease in the corporate tax rate. A regulatory liability of approximately $131 million was recorded to reflect the fact that changes in income taxes are generally passed through in customer rates for the regulated utility. The amount and timing of the cash impact will depend on the period over which certain income tax benefits are provided to customers. Approximately $117 million of the regulatory liability is a protected benefit that is being returned to customers using a normalization method of accounting. IRS normalization rules limit the rate at which MGE can return the benefits to customers. As determined in the rate settlement agreement for 2019 and 2020, MGE has included approximately $8.3 million of the protected benefit in base rates. If approved by the PSCW, the proposed rate settlement agreement for 2021 would include approximately $5.3 million of the protected benefit in base rates and $18.2 million of the unprotected benefit in electric base rates. The collection of the remaining unprotected portion related to gas will be addressed by the PSCW in a future rate case.

ATC Return on Equity: As discussed in "Other Matters" below, ATC’s authorized ROE, which is used in calculating its rates and revenues, is the subject of a challenge before FERC. A decrease in ATC's ROE could result in lower equity earnings and distributions from ATC in the future. We derived approximately 7.3% and 6.8% of our net income during the nine months ended September 30, 2020 and 2019, respectively, from our investment in ATC.

Environmental Initiatives: There are proposed legislative rules and initiatives involving matters related to air emissions, water effluent, hazardous materials, and greenhouse gases, all of which affect generation plant capital expenditures and operating costs as well as future operational planning. At present, it is unclear how any changes in the Presidential, Congressional, and EPA administrations may affect existing, pending or new legislative or rulemaking proposals or regulatory initiatives. Such legislation and rulemaking could significantly increase the costs of owning and operating fossil-fueled generating plants, such as Columbia and the Elm Road Units, from which we derived approximately 43% of our electric generating capacity as of September 30, 2020. We would expect to seek and receive recovery of any such costs in rates; however, it is difficult to estimate the amount of such costs due to the uncertainty as to the timing and form of the legislation and rules, and the scope and time of the recovery of costs in rates, which may occur after those costs are incurred.

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

O'Brien Wind Farm: In October 2020, MGE received approval from the PSCW to construct a 20 MW solar array in Fitchburg, Wisconsin, as part of its Renewable Energy Rider program. Capital costs are expected to be approximately $32 million and the project is anticipated to be completed by mid-2021.

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

COVID-19 Update

With the global outbreak of the Coronavirus Disease 2019 (COVID-19) and the declaration of a pandemic by the World Health Organization on March 11, 2020, U.S. governmental authorities have deemed electric and gas utilities to be critical infrastructure. MGE Energy therefore has an obligation to keep operating and maintaining our critical electric and gas infrastructure. Since then, MGE Energy has been subject to, and is following, local, state and federal public health and safety regulations and guidance to control the pandemic. MGE Energy has operated continuously throughout the pandemic and suffered no material disruptions in service or employment.

We discuss briefly various COVID-19-related events and their effects below:

• Governmental Actions. State and local governments and regulators have taken steps to address the pandemic and its effects, which have affected levels of economic activity, revenues and expense.

o State and Local Governments: State and local governments issued orders and regulations to restrict or manage business and individual activity that continues to evolve in response to changing health metrics and safety and health guidance. A late March 2020 statewide Stay at Home order has given way to phased activity resumption driven by local governments and public health departments. Actions by Public Health Madison & Dane County (PHMDC) affect Dane County, which comprises a majority of MGE's service area. PHMDC has issued several Emergency Orders and the Forward Dane plan (collectively, the PHMDC Directives) addressing activity during the pandemic. The PHMDC Directives provide for scaled re-opening of businesses and increased activity for residents based upon specific health metrics and consist of guidance and regulations concerning how and when residents can interact and conduct business. In general, the PHMDC Directives: identify "essential" and "non-essential" businesses; regulate how those entities may conduct business safely; restrict capacity inside businesses depending upon business type and sector; limit the size of private and public gatherings; and require masks for occupants of public and private buildings. The PHMDC Directives are subject to modification throughout the pandemic based upon current health metrics in the county.

o Regulatory – PSCW Orders: On March 24, 2020, the PSCW ordered changes to the tariff provisions of all public utilities in Wisconsin in response to the COVID-19 pandemic. The order prohibited late payment charges, service disconnections, service refusals, and cash deposits as a condition of service. The order also required utilities to offer deferred payment arrangements to customers. The order resulted in increased bad debt expense and foregone revenue from late payment charges. This order, as it pertained to the prohibitions on service disconnections for residential customers, was in effect until November 1, 2020, at which time the annual winter disconnection moratorium began and continues until April 15, 2021. All other restrictions were lifted in July 2020. As permitted by regulatory action, MGE notified the PSCW on July 16, 2020, of its election to continue to waive late fees until December 31, 2020, for all customer classes and seek recovery in a future period. In October 2020, the PSCW issued a decision to allow utilities to extend the election to waive late fees until April 15, 2021, if the utility requests such waiver.

On March 24, 2020, the PSCW issued a further order authorizing deferral of expenditures incurred to ensure the provision of safe, reliable, and affordable access to utility services during the COVID-19 pandemic and late payment charges. Expenditures may include items such as bad debt expense and personal protective equipment. Foregone revenue from late payment charges and the potential delay in payments from customers is expected to impact the timing of cash inflows. Subject to PSCW approval of recovery, foregone late payment charges are expected to be recognized as revenue when they are collected from customers, and deferred expenditures are expected to be recognized as a regulatory asset as costs are incurred (meaning that those expenditures will affect cash flows when paid but will not affect income until recovery is permitted by the PSCW). Recovery of expenditures and late payment charges is expected to be addressed in future rate proceedings. While management believes that cost recovery is probable, the timing of collection from customers cannot be estimated at this time. Management will continue to assess the probability of recovery of deferred costs as the COVID-19 pandemic progresses.

• Liquidity: We remain focused on maintaining strong credit quality. Subject to the duration and severity of the COVID-19 pandemic, we believe we have adequate liquidity on hand to support future operations and capital expenditures over the next twelve months. As of September 30, 2020, MGE Energy and MGE had $53.1 million and $5.2 million, respectively, in cash and cash equivalents and had available borrowing capacity under revolving credit facilities as noted below.

Borrower	Aggregate Bank Commitments	Outstanding Commercial Paper and Borrowings	Available Capacity	Expiration Date
(Dollars in millions)
MGE Energy	$50.0	$-	$50.0	February 7, 2024

MGE	$100.0	$-	$100.0	February 7, 2024

The credit agreements require the borrower to maintain a ratio of consolidated debt to consolidated total capitalization not to exceed a maximum of 65%. In the case of MGE, the ratio calculation excludes assets, liabilities, revenues, and expenses included in MGE's financial statements as a result of the consolidation of VIEs, such as MGE Power Elm Road and MGE Power West Campus. The ratio of consolidated debt to consolidated total capitalization for each of MGE Energy and MGE, as calculated under the credit agreements' covenant, was 35.7% and 38.4%, respectively, as of September 30, 2020, and 39.0% and 43.9%, respectively, as of December 31, 2019. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Credit Facilities in the 2019 Annual Report on Form 10-K for more information about our credit facilities.

• Revenue and Expense Impacts: We expect that adverse effects of COVID-19 and associated governmental regulations will be partially mitigated due to three primary factors. First, MGE has a large representation of commercial customers in essential sectors, such as government and healthcare, which we expect to return to more normal usage sooner than customers in nonessential sectors. Second, industrial customers comprise a small proportion of MGE's total customers, and we expect these customers to have the largest risk of changes in energy usage. Third, we believe residential sales will continue to increase due to the associated governmental regulations.

We began to see the impacts of COVID-19 and associated governmental regulations on customer demand in late March through the third quarter and continue to see lower retail sales. Commercial sales were down approximately 8% in the third quarter of 2020 compared to the same period in the prior year. In the third quarter of 2020, the reduction in revenue due to COVID-19 and associated governmental regulations was partially offset by cost containment measures, and we expect this trend to continue for the remainder of 2020. Residential sales increased approximately 9% in the third quarter of 2020 compared to the same period in the prior year. This effect was driven by businesses shifting their workforces to a remote work environment. We will continue to assess the degree to which our discretionary operations and maintenance expenses and capital spending can be reduced. This reduction could consist of deferring nonessential spending and management efforts to control spending, which includes travel, conferences, and other discretionary costs.

• Capital Expenditures: We have some meaningful ability to shift the timing of expenditures for capital projects during the next few years, should that become necessary. COVID-19 and associated governmental regulations did not significantly delay or disrupt the Two Creeks solar project, which entered commercial operation in November 2020. Badger Hollow I solar project was expected to be completed in 2020 and is now expected to be completed in April 2021. Badger Hollow II was expected to be completed in 2021 and is now expected to be completed in December 2022. The O'Brien solar project was expected to be completed by January 1, 2021 and is now expected to be completed in mid-2021. We have delayed other utility capital expenditures initially planned for 2020. No significant increase in costs is expected due to the delay. We will continue to monitor other capital project timelines as presented in the 2020-2022 capital expenditure forecast included under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources in the 2019 Annual Report on Form 10-K.

• Operations: To date, MGE Energy has experienced no material disruptions in utility operations. Our administrative personnel have been working largely remotely, and our field operations have not been materially affected. We have seen some additional expenses associated with personal protective equipment and enhanced efforts to protect our personnel from the virus, which have been deferred as a regulatory asset.

As the duration of general economic disruption increases, so does the potential of a material adverse impact on our business. For this reason, although we expect sales for the remainder of 2020 to be negatively impacted by COVID-19 and associated governmental regulations, we cannot reasonably estimate with any degree of certainty the actual impact they may have on future results of operations, financial position, and liquidity. See Part II, Item 1A. "Risk Factors" "Pandemic virus or diseases, including COVID-19, could have a material adverse effect on our business, financial condition and liquidity."

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

Three Months Ended September 30, 2020 and 2019

The following table provides a calculation of electric and gas margins (both non-GAAP measures), along with a reconciliation to the most comparable GAAP measure, operating income:

	Three Months Ended September 30,
(In millions)	2020	2019	$ Change
Electric revenues	$116.4	$120.6	$(4.2)
Fuel for electric generation	(13.0)	(15.9)	2.9
Purchased power	(10.7)	(9.1)	(1.6)
Total Electric Margins	92.7	95.6	(2.9)

Gas revenues	18.6	17.4	1.2
Cost of gas sold	(3.8)	(3.1)	(0.7)
Total Gas Margins	14.8	14.3	0.5

Other operating revenues	0.2	0.2	-
Other operations and maintenance	(45.8)	(48.1)	2.3
Depreciation and amortization	(18.6)	(18.2)	(0.4)
Other general taxes	(5.0)	(5.1)	0.1
Operating Income	$38.3	$38.7	$(0.4)

Operating income during the three months ended September 30, 2020, compared to the same period in the prior year primarily reflects the effects of the following factors:

• Electric revenues and fuel costs

o A $4.2 million decrease in electric revenue driven by lower commercial sales as a result of the COVID-19 pandemic and associated governmental regulations and restrictions on activity, partially offset by increased residential sales. Commercial retail sales decreased by 7.9%, and residential sales increased by 8.7%, when compared to the prior year.

o A $2.9 million decrease in fuel for electric generation reflecting lower generation and market costs and a decrease in customer demand.

o A $1.6 million increase in purchased power costs driven by higher costs in the market. Average cost per MWH increased 20%.

• Gas revenues and cost of gas sold

o A $1.2 million increase in gas revenue driven by higher residential retail sales.

o A $0.7 million increase in cost of gas sold reflecting higher cost per therm of gas. Average cost per therm increased 17%.

• A $2.3 million decrease in other operations and maintenance. See consolidated operations and maintenance expenses section below for a description of the factors contributing to the decrease.

• A $0.4 million increase in depreciation and amortization expense.

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the periods indicated:

	Revenues			Sales (kWh)
(In thousands, except cooling degree days)	Three Months Ended September 30,			Three Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
Residential	$45,009	$42,442	6.0%	274,676	252,786	8.7%
Commercial	57,822	63,466	(8.9)%	478,816	519,820	(7.9)%
Industrial	3,234	3,760	(14.0)%	43,257	45,772	(5.5)%
Other-retail/municipal	8,620	9,543	(9.7)%	97,493	99,055	(1.6)%
Total retail	114,685	119,211	(3.8)%	894,242	917,433	(2.5)%
Sales to the market	1,554	1,163	33.6%	49,039	37,108	32.2%
Other revenues	115	233	(50.6)%	-	-	- %
Total	$116,354	$120,607	(3.5)%	943,281	954,541	(1.2)%

Cooling degree days (normal 493)				519	535	(3.0)%

Electric margin, a non-GAAP measure, decreased $2.9 million during the three months ended September 30, 2020, compared to the same period in 2019, due to the following:

(In millions)
Decrease in commercial, industrial and other volume	$(2.4)
Revenue subject to refund, net	(1.7)
Rate changes	(1.4)
Customer fixed and demand charges	(1.0)
Other	(0.2)
Increase in residential volume	2.6
Decreased fuel costs	1.2
Total	$(2.9)

• Commercial, industrial, and other retail volume. During the three months ended September 30, 2020, there was a 7.9% reduction in commercial sales compared to the same period in the prior year driven by impacts from the COVID-19 pandemic and associated governmental regulations and restrictions on activity.

• Revenue subject to refund. For cost recovery mechanisms, any over-collection of revenues resulting from the amount of costs authorized to be collected from customers in rates exceeding actual costs is recorded as a reduction of revenue in the period incurred, as the over-collection is expected to be refunded to customers in a subsequent period. In September 2019, MGE returned $2.2 million to electric customers through bill credits related to tax credits. The 2019 bill credit was deducted from revenues in previous years and held in a regulatory liability pending the refund to customers. As a result, the refund did not affect reported revenues in the current periods, although it did reduce cash and the corresponding regulatory liability.

• Rate changes. Rates charged to retail customers during the three months ended September 30, 2020, were $1.4 million lower than those charged during the same period in the prior year. In December 2019, the PSCW approved the 2020 Fuel Cost Plan, which reflected lower fuel costs and authorized MGE to decrease 2020 rates for electric retail customers by 0.84%.

• Customer fixed and demand charges. During the three months ended September 30, 2020, fixed and demand charges decreased $1.0 million primarily attributable to the decrease in demand charges for commercial customers. The COVID-19 pandemic and associated governmental regulations and restrictions on activity impacted commercial business operations leading to reduced sales.

• Residential volume. During the three months ended September 30, 2020, there was an 8.7% increase in residential sales driven by the COVID-19 pandemic and associated governmental regulations and restrictions on activity. As businesses shifted their workforce to a remote work environment, residential sales increased.

• Fuel costs. Fuel costs decreased during the three months ended September 30, 2020, primarily as a result of lower costs to generate and purchase electricity in the market and lower customer demand.

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class for each of the periods indicated:

	Revenues			Therms Delivered
(In thousands, except HDD and average rate per therm of retail customer)	Three Months Ended September 30,			Three Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
Residential	$12,436	$11,342	9.6%	6,537	5,707	14.5%
Commercial/Industrial	5,052	4,825	4.7%	9,368	9,195	1.9%
Total retail	17,488	16,167	8.2%	15,905	14,902	6.7%
Gas transportation	1,152	1,126	2.3%	16,092	15,514	3.7%
Other revenues	3	84	(96.4)%	-	-	- %
Total	$18,643	$17,377	7.3%	31,997	30,416	5.2%

Heating degree days (normal 152)				175	57	207.0%
Average rate per therm of
retail customer	$1.100	$1.085	1.4%

Gas margin, a non-GAAP measure, increased $0.5 million during the three months ended September 30, 2020, compared to the same period in 2019, due to the following:

(In millions)
Other	$0.2
Increase in volume	0.1
Rate changes	0.1
Revenue subject to refund, net	0.1
Total	$0.5

• Rate changes. In December 2018, the PSCW authorized MGE to increase 2020 rates for retail gas customers by 1.46%.

• Revenue subject to refund. For cost recovery mechanisms, any over-collection of revenues resulting from the amount of costs authorized to be collected from customers in rates exceeding actual costs is recorded as a reduction of revenue in the period incurred, as the over-collection is expected to be refunded to customers in a subsequent period. In September 2019, MGE returned $1.0 million to gas customers through bill credits related to tax credits. The 2019 bill credit was deducted from revenues in previous years and held in a regulatory liability pending the refund to customers. As a result, the refund did not affect reported revenues in the current periods, although it did reduce cash and the corresponding regulatory liability.

Consolidated operations and maintenance expenses

During the three months ended September 30, 2020, operations and maintenance expenses decreased $2.3 million, compared to the same period in the prior year. The following contributed to the net change:

(In millions)
Decreased administrative and general costs	$(1.7)
Decreased transmission costs	(0.4)
Decreased other costs	(0.3)
Decreased electric production expenses	(0.2)
Increased gas distribution expenses	0.2
Increased electric distribution expenses	0.1
Total	$(2.3)

• Decreased administrative and general costs are primarily related to a decrease in stock price and number of performance unit awards reducing the fair value associated with the performance unit awards, which is remeasured quarterly. See Footnote 7 of the Notes to Consolidated Financial Statements in this Report for additional information on performance unit awards. Other drivers include a reduction in nonessential spending driven by the COVID-19 pandemic and associated governmental regulations and management efforts to control spending, which includes training, travel expenses, and other discretionary spending.

Consolidated depreciation expense

Electric depreciation expense increased $0.3 million and gas depreciation expense increased $0.1 million during the three months ended September 30, 2020, compared to the same period in the prior year.

Electric and gas other income

Electric other income increased $1.3 million during the three months ended September 30, 2020, compared to the same period in the prior year, primarily related to the AFUDC Equity from the construction of Two Creeks and Badger Hollow I and II. Gas other income decreased $0.1 million during the three months ended September 30, 2020, compared to the same period in the prior year.

Nonregulated Energy Operations - MGE Energy and MGE

The nonregulated energy operations are conducted through MGE Energy's subsidiaries: MGE Power Elm Road (the Elm Road Units) and MGE Power West Campus (WCCF), which have been formed to own and lease electric generating capacity to assist MGE. During the three months ended September 30, 2020 and 2019, net income at the nonregulated energy operations segment was $5.3 million and $5.1 million, respectively.

Transmission Investment Operations - MGE Energy

The transmission investment segment holds our interest in ATC and ATC Holdco, and its income reflects our equity in the earnings of those investments. ATC Holdco was formed in December 2016 to pursue transmission development opportunities which typically have long development and investment lead times before becoming operational. ATC Holdco's future transmission development activities have been suspended for the near term. During both the three months ended September 30, 2020 and 2019, other income at the transmission investment segment was $2.4 million. In May 2020, the FERC issued an opinion further refining the methodology for setting the ROE that electric utilities are authorized to earn. See Footnote 3 of the Notes to Consolidated Financial Statements in this Report and "Other Matters" below for additional information concerning ATC and summarized financial information regarding ATC.

Consolidated Income Taxes - MGE Energy and MGE

In 2020, the effective electric tax rate decreased as a result of higher AFUDC equity from Badger Hollow I and II and Two Creeks, which is not included in taxable income, and a tax credit generated by the Saratoga Wind Farm. See Footnote 4 of the Notes to Consolidated Financial Statements in this Report for the effective tax rate reconciliation.

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

	Three Months Ended
	September 30,
(In millions)	2020	2019
MGE Power Elm Road	$3.7	$3.8
MGE Power West Campus	1.8	1.8

Nine Months Ended September 30, 2020 and 2019

The following table provides a calculation of electric and gas margins (non-GAAP), along with a reconciliation to the most comparable GAAP measure, operating income:

	Nine Months Ended September 30,
(In millions)	2020	2019	$ Change
Electric revenues	$303.1	$314.9	$(11.8)
Fuel for electric generation	(31.3)	(40.2)	8.9
Purchased power	(32.0)	(31.0)	(1.0)
Total Electric Margins	239.8	243.7	(3.9)

Gas revenues	98.6	112.5	(13.9)
Cost of gas sold	(41.0)	(55.2)	14.2
Total Gas Margins	57.6	57.3	0.3

Other operating revenues	0.5	0.5	-
Other operations and maintenance	(136.5)	(144.0)	7.5
Depreciation and amortization	(55.2)	(53.4)	(1.8)
Other general taxes	(14.9)	(15.1)	0.2
Operating Income	$91.3	$89.0	$2.3

Operating income during the nine months ended September 30, 2020, compared to the same period in the prior year primarily reflects the effects of the following factors:

• Electric revenues and fuel costs

o An $11.8 million decrease in electric revenue driven by lower commercial sales as a result of the COVID-19 pandemic and associated governmental regulations and restrictions on activity, partially offset by increased residential sales. Commercial retail sales decreased by 7.2% and residential sales increased by 7.2%, when compared to the prior year.

o An $8.9 million decrease in fuel for electric generation reflecting lower generation and market costs and a decrease in customer demand.

o A $1.0 million increase in purchased power costs primarily due to higher market purchases as a result of lower internal generation.

• Gas revenues and cost of gas sold

o A $13.9 million decrease in gas revenue driven by lower customer demand resulting from milder weather in the first quarter of 2020 and lower rates reflecting a lower cost of gas being recovered.

o A $14.2 million decrease in cost of gas sold driven by lower cost per therm of gas. Average cost per therm decreased 18%.

• A $7.5 million decrease in other operations and maintenance. See consolidated operations and maintenance expenses section below for a description of the factors contributing to the decrease.

• A $1.8 million increase in depreciation and amortization expense driven by the timing of the commercial operation of Saratoga that took place in February 2019 as discussed in the consolidated depreciation expense section below.

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the periods indicated:

	Revenues			Sales (kWh)
(In thousands, except cooling degree days)	Nine Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
Residential	$113,311	$107,772	5.1%	684,585	638,590	7.2%
Commercial	152,844	165,481	(7.6)%	1,308,511	1,410,360	(7.2)%
Industrial	8,797	10,013	(12.1)%	122,106	131,195	(6.9)%
Other-retail/municipal	24,874	26,728	(6.9)%	263,029	276,795	(5.0)%
Total retail	299,826	309,994	(3.3)%	2,378,231	2,456,940	(3.2)%
Sales to the market	2,604	3,914	(33.5)%	92,539	110,246	(16.1)%
Other revenues	660	978	(32.5)%	-	-	- %
Total	$303,090	$314,886	(3.7)%	2,470,770	2,567,186	(3.8)%

Cooling degree days (normal 674)				732	653	12.1%

Electric margin, a non-GAAP measure, decreased $3.9 million during the nine months ended September 30, 2020, compared to the same period in 2019, due to the following:

(In millions)
Decrease in commercial, industrial and other volume	$(5.7)
Customer fixed and demand charges	(2.7)
Rate changes	(2.6)
Revenue subject to refund, net	(2.5)
Other	(0.3)
Increase in residential volume	5.1
Decreased fuel costs	4.8
Total	$(3.9)

• Commercial, industrial, and other retail volume. During the nine months ended September 30, 2020, there was a 7.2% reduction in commercial sales compared to the same period in the prior year driven by impacts from the COVID-19 pandemic and associated governmental regulations and restrictions on activity.

• Customer fixed and demand charges. During the nine months ended September 30, 2020, fixed and demand charges decreased $2.7 million primarily attributable to the decrease in demand charges for commercial customers. The COVID-19 pandemic and associated governmental regulations and restrictions on activity impacted commercial business operations leading to reduced sales.

• Rate changes. Rates charged to retail customers during the nine months ended September 30, 2020, were $2.6 million lower than those charged during the same period in the prior year. In December 2019, the PSCW approved the 2020 Fuel Cost Plan, which reflected lower fuel costs and authorized MGE to decrease 2020 rates for electric retail customers by 0.84%.

• Revenue subject to refund. For cost recovery mechanisms, any over-collection of revenues resulting from the amount of costs authorized to be collected from customers in rates exceeding actual costs is recorded as a reduction of revenue in the period incurred, as the over-collection is expected to be refunded to customers in a subsequent period. In September 2019, MGE returned $2.2 million to electric customers through bill credits related to tax credits. The 2019 bill credit was deducted from revenues in previous years and held in a regulatory liability pending the refund to customers. As a result, the refund did not affect reported revenues in the current periods, although it did reduce cash and the corresponding regulatory liability.

• Residential volume. During the nine months ended September 30, 2020, there was a 7.2% increase in residential sales driven by the impacts from the COVID-19 pandemic and associated governmental regulations and restrictions on activity. As businesses shifted their workforce to a remote work environment, residential sales increased.

• Fuel costs. Fuel costs decreased during the nine months ended September 30, 2020, primarily as a result of lower costs to generate and purchase electricity in the market and lower customer demand.

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class for each of the periods indicated:

	Revenues			Therms Delivered
(In thousands, except HDD and average rate per therm of retail customer)	Nine Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
Residential	$61,328	$67,659	(9.4)%	68,394	74,769	(8.5)%
Commercial/Industrial	32,961	40,833	(19.3)%	62,582	70,255	(10.9)%
Total retail	94,289	108,492	(13.1)%	130,976	145,024	(9.7)%
Gas transportation	4,179	3,756	11.3%	55,002	54,129	1.6%
Other revenues	100	299	(66.6)%	-	-	- %
Total	$98,568	$112,547	(12.4)%	185,978	199,153	(6.6)%

Heating degree days (normal 4,530)				4,315	4,777	(9.7)%
Average rate per therm of
retail customer	$0.720	$0.748	(3.7)%

Gas margin, a non-GAAP measure, increased $0.3 million during the nine months ended September 30, 2020, compared to the same period in 2019, due to the following:

(In millions)
Rate changes	$1.4
Other	0.7
Revenue subject to refund, net	0.5
Decrease in volume	(2.3)
Total	$0.3

• Rate changes. In December 2018, the PSCW authorized MGE to increase 2020 rates for retail gas customers by 1.46%.

• Revenue subject to refund. For cost recovery mechanisms, any over-collection of revenues resulting from the amount of costs authorized to be collected from customers in rates exceeding actual costs is recorded as a reduction of revenue in the period incurred, as the over-collection is expected to be refunded to customers in a subsequent period. In September 2019, MGE returned $1.0 million to gas customers through bill credits related to tax credits. The 2019 bill credit was deducted from revenues in previous years and held in a regulatory liability pending the refund to customers. As a result, the refund did not affect reported revenues in the current periods, although it did reduce cash and the corresponding regulatory liability.

• Volume. During the nine months ended September 30, 2020, retail gas deliveries decreased 9.7% compared to the same period in the prior year primarily related to less favorable weather conditions in the first quarter of 2020.

Consolidated operations and maintenance expenses

During the nine months ended September 30, 2020, operations and maintenance expenses decreased $7.5 million, compared to the same period in the prior year. The following contributed to the net change:

(In millions)
Decreased administrative and general costs	$(4.9)
Decreased electric production expenses	(2.4)
Decreased transmission costs	(1.1)
Decreased other costs	(0.6)
Increased gas distribution expenses	0.8
Increased electric distribution expenses	0.7
Total	$(7.5)

• Decreased administrative and general costs are primarily related to a decrease in stock price and number of performance unit awards reducing the fair value associated with the performance unit awards, which is remeasured quarterly. See Footnote 7 of the Notes to Consolidated Financial Statements in this Report for additional information on performance unit awards. Other drivers include a reduction in nonessential spending driven by the COVID-19 pandemic and associated governmental regulations and management efforts to control spending, which includes training, travel expenses, and other discretionary spending.

• Decreased electric production expenses are primarily related to decreased operations and maintenance costs at the Elm Road Units, Columbia, and Forward Wind facility. Scheduled maintenance outages have been delayed or reduced in 2020. The Columbia outage was delayed from spring to late 2020.

• Decreased transmission costs are related to lower transmission rates in 2020. The 2020 transmission rates reflect adjustments from a lower return on equity, approved in the FERC complaints, for prior year rates. The lower transmission rate is reflected in customer revenue as revenue subject to refund.

Consolidated depreciation expense

Electric depreciation expense increased $1.3 million and gas depreciation expense increased $0.5 million during the nine months ended September 30, 2020, compared to the same period in the prior year. MGE placed the Saratoga Wind Farm in service in February 2019. Timing of the in-service date contributed to the increase in electric depreciation expense.

Electric and gas other income

Electric other income increased $3.0 million during the nine months ended September 30, 2020, compared to the same period in the prior year, primarily related to the AFUDC Equity from the construction of Two Creeks and Badger Hollow I and II. Gas other income increased $0.6 million during the nine months ended September 30, 2020, compared to the same period in the prior year.

Nonregulated Energy Operations - MGE Energy and MGE

The nonregulated energy operations are conducted through MGE Energy's subsidiaries: MGE Power Elm Road (the Elm Road Units) and MGE Power West Campus (WCCF), which have been formed to own and lease electric generating capacity to assist MGE. During the nine months ended September 30, 2020 and 2019, net income at the nonregulated energy operations segment was $15.5 million and $15.2 million, respectively.

Transmission Investment Operations - MGE Energy

The transmission investment segment holds our interest in ATC and ATC Holdco, and its income reflects our equity in the earnings of those investments. ATC Holdco was formed in December 2016 to pursue transmission development opportunities which typically have long development and investment lead times before becoming operational. ATC Holdco's future transmission development activities have been suspended for the near term. During the nine months ended September 30, 2020 and 2019, other income at the transmission investment segment was $7.8 million and $6.8 million, respectively. In May 2020, the FERC issued an opinion further refining the methodology for setting the ROE that electric utilities are authorized to earn. See Footnote 3 of the Notes to Consolidated Financial Statements in this Report and "Other Matters" below for additional information concerning ATC and summarized financial information regarding ATC.

Consolidated Income Taxes - MGE Energy and MGE

In 2020, the effective electric tax rate decreased as a result of higher AFUDC equity from Badger Hollow I and II and Two Creeks, which is not included in taxable income, and a tax credit generated by the Saratoga Wind Farm. See Footnote 4 of the Notes to Consolidated Financial Statements in this Report for the effective tax rate reconciliation.

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

	Nine Months Ended
	September 30,
(In millions)	2020	2019
MGE Power Elm Road	$11.4	$11.3
MGE Power West Campus	5.4	5.4

Contractual Obligations and Commercial Commitments - MGE Energy and MGE

There were no material changes, other than from the normal course of business, to MGE Energy's and MGE's contractual obligations (representing cash obligations that are considered to be firm commitments) and commercial commitments (representing commitments triggered by future events) during the nine months ended September 30, 2020, except as noted below. Further discussion of the contractual obligations and commercial commitments is included in Footnote 16 of the Notes to Consolidated Financial Statements and "Contractual Obligations and Commercial Commitments for MGE Energy and MGE" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2019 Annual Report on Form 10-K.

Purchase Contracts – MGE Energy and MGE

See item c. within Footnote 8 of Notes to Consolidated Financial Statements in this Report for a description of commitments as of September 30, 2020, that MGE Energy and MGE have entered with respect to various commodity supply and transportation contracts to meet their obligations to deliver electricity and natural gas to customers.

Capital Expenditures – MGE Energy and MGE

Various contractual obligations contain future minimum commitments related to capital expenditures for certain construction projects, including the Badger Hollow II and other service area renewable solar projects. As of September 30, 2020, MGE has additional future minimum construction commitments of $67.2 million. In October 2020, MGE entered into additional future minimum commitments of $3.4 million.

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

Liquidity and Capital Resources

Subject to the duration and severity of the COVID-19 pandemic, MGE Energy and MGE expect to have adequate liquidity to support future operations and capital expenditures over the next twelve months. Available resources include cash and cash equivalents, operating cash flows, liquid assets, borrowing capacity under revolving credit facilities, and access to equity and debt capital markets. MGE Energy expects to generate funds from both long-term debt financing, including tax exempt debt, short-term debt financing, or through our Direct Stock Purchase and Dividend Reinvestment Plan. See "Credit Facilities" under Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources in the 2019 Annual Report on Form 10-K and "Liquidity" under "COVID-19 Update" above for information regarding MGE Energy's and MGE's credit facilities.

Cash Flows

The following summarizes cash flows for MGE Energy and MGE during the nine months ended September 30, 2020 and 2019:

	MGE Energy		MGE
(In thousands)	2020	2019	2020	2019
Cash provided by (used for):
Operating activities	$136,011	$111,702	$131,871	$109,020
Investing activities	(144,360)	(134,531)	(140,567)	(128,866)
Financing activities	36,627	1,142	9,372	19,962

Cash Provided by Operating Activities

MGE Energy

MGE Energy's consolidated net cash provided by operating activities is derived mainly from the electric and gas operations of its principal subsidiary, MGE.

Cash provided by operating activities during the nine months ended September 30, 2020, was $136.0 million, an increase of $24.3 million when compared to the same period in the prior year.

MGE Energy's net income increased $6.4 million during the nine months ended September 30, 2020, when compared to the same period in the prior year.

MGE Energy's federal and state taxes paid decreased $6.2 million during the nine months ended September 30, 2020 when compared to the same period in the prior year. The decrease in taxes paid is primarily related to increased production and investment tax credits.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $8.3 million in cash used for operating activities during the nine months ended September 30, 2020, primarily due to decreased other current liabilities, increased inventories, and increased accounts receivable, partially offset by decreased unbilled revenues and increased accounts payable.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $14.2 million in cash used for operating activities during the nine months ended September 30, 2019, primarily due to decreased accounts payable, decreased other current liabilities, and increased inventories, partially offset by decreased unbilled revenues and decreased accounts receivable. The decrease in other current liabilities is attributable to a $3.2 million one-time tax bill credit to retail customers in 2019.

An increase in pension contribution resulted in an additional $0.9 million in cash used for operating activities for the nine months ended September 30, 2020, when compared to the same period in the prior year. Pension contributions reflect amounts required by law and discretionary amounts.

Hosted software asset expenditures during the nine months ended September 30, 2020 were $1.5 million. This amount represents a decrease of $3.1 million of cash used when compared to the prior year.

MGE

Cash provided by operating activities during the nine months ended September 30, 2020, was $131.9 million, an increase of $22.9 million when compared to the same period in the prior year.

Net income increased $6.4 million during the nine months ended September 30, 2020, when compared to the same period in the prior year.

MGE's federal and state taxes paid decreased $6.2 million during the nine months ended September 30, 2020 when compared to the same period in the prior year. The decrease in taxes paid is primarily related to increased production and investment tax credits.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $6.1 million in cash used for operating activities during the nine months ended September 30, 2020, primarily due decreased other current liabilities, increased inventories, and increased accounts receivable, partially offset by decreased unbilled revenues and increased accounts payable.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $11.7 million in cash used for operating activities during the nine months ended September 30, 2019, primarily due to decreased accounts payable, decreased other current liabilities, and increased gas inventories, partially offset by decreased unbilled revenues and decreased accounts receivable. The decrease in other current liabilities is attributable to a $3.2 million one-time tax bill credit to retail customers in 2019.

An increase in pension contribution resulted in an additional $0.9 million in cash used for operating activities for the nine months ended September 30, 2020, when compared to the same period in the prior year. Pension contributions reflect amounts required by law and discretionary amounts.

Hosted software asset expenditures during the nine months ended September 30, 2020 were $1.5 million. This amount represents a decrease of $3.1 million of cash used when compared to the prior year.

Cash Used for Investing Activities

MGE Energy

MGE Energy's cash used for investing activities increased $9.8 million during the nine months ended September 30, 2020, when compared to the same period in the prior year.

Capital expenditures during the nine months ended September 30, 2020, were $139.1 million. This amount represents an increase of $10.7 million from the expenditures made in the same period in the prior year. This increase primarily reflects expenditures on the construction of the Two Creeks and Badger Hollow I and II solar construction projects. 2020 capital expenditures increased $15.2 million over the prior year related to the Two Creeks and Badger Hollow I and II solar construction projects.

MGE

MGE's cash used for investing activities increased $11.7 million during the nine months ended September 30, 2020, when compared to the same period in the prior year.

Capital expenditures during the nine months ended September 30, 2020, were $139.1 million. This amount represents an increase of $10.7 million from the expenditures made in the same period in the prior year. This increase primarily reflects expenditures on the construction of the Two Creeks and Badger Hollow I and II solar construction projects. 2020 capital expenditures increased $15.2 million over the prior year related to the Two Creeks and Badger Hollow I and II solar construction projects.

Cash Provided by Financing Activities

MGE Energy

Cash provided by MGE Energy's financing activities was $36.6 million during the nine months ended September 30, 2020, compared to $1.1 million for the same period in the prior year.

During the nine months ended September 30, 2020, dividends paid were $38.3 million compared to $35.6 million in the prior year. The increase reflected a higher dividend rate per share ($1.075 vs. $1.028) and a greater number of outstanding shares since the completion of the public offering of shares in May 2020.

During the nine months ended September 30, 2020, MGE Energy issued common stock for net proceeds of $79.6 million, which are being used for general corporate purposes including funding capital expenditures at MGE, such as Two Creeks, Badger Hollow I and II, Renewable Energy Rider solar projects, and other capital projects.

During the nine months ended September 30, 2020, MGE borrowed $19.3 million through the issuance of Industrial Development Revenue Refunding Bonds which was used to refinance $19.3 million of existing Industrial Development Revenue Refunding Bonds at a lower interest rate.

During the nine months ended September 30, 2019, net short-term debt borrowings were $41.5 million. There were no net short-term debt borrowings during the nine months ended September 30, 2020.

MGE

During the nine months ended September 30, 2020, cash provided by MGE's financing activities was $9.4 million, compared to $20.0 million for the same period in the prior year.

Capital contributions made by MGE Energy to MGE were $30.0 million during the nine months ended September 30, 2020. There were no capital contributions made by MGE Energy to MGE during the nine months ended September 30, 2019.

Distributions to parent from noncontrolling interest, which represent distributions from MGE Power Elm Road and MGE Power West Campus to MGE Energy, were $16.0 million during the nine months ended September 30, 2020, compared to $17.0 million in the prior year.

During the nine months ended September 30, 2020, MGE borrowed $19.3 million through the issuance of Industrial Development Revenue Refunding Bonds which was used to refinance $19.3 million of existing Industrial Development Revenue Refunding Bonds at a lower interest rate.

During the nine months ended September 30, 2019, net short-term debt borrowings were $41.5 million. There were no net short-term debt borrowings during the nine months ended September 30, 2020.

Capitalization Ratios

MGE Energy's capitalization ratios were as follows:

MGE Energy
	September 30, 2020	December 31, 2019
Common shareholders' equity	64.3%	61.2%
Long-term debt(a)	35.7%	38.8%

(a) Includes the current portion of long-term debt.

MGE Energy's and MGE's Capital Requirements

MGE Energy's and MGE's liquidity are primarily affected by their capital expenditure requirements. During the nine months ended September 30, 2020, capital expenditures for MGE Energy and MGE totaled $139.1 million, which included $136.7 million of utility capital expenditures. Included in the utility capital expenditures are costs associated with the Two Creeks and Badger Hollow I and II solar construction projects.

The COVID-19 pandemic and associated governmental regulations did not significantly delay or disrupt the Two Creeks solar project, which entered commercial operation in November 2020. Badger Hollow I solar project was expected to be completed in 2020 and is now expected to be completed in April 2021. Badger Hollow II solar project was expected to be completed in December 2021 and is now expected to be completed in December 2022. The O'Brien solar project was expected to be completed by January 1, 2021 and is now expected to be completed in mid-2021. We have delayed other utility capital expenditures initially planned for 2020. No significant increase in costs is expected due to the delays. We will continue to monitor other capital project timelines as presented in the 2020-2022 capital expenditure forecast included under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources in the 2019 Annual Report on Form 10-K.

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

Environmental Matters

The following discussion is limited to updates or developments in environmental matters that occurred during the nine months ended September 30, 2020. Further discussion of environmental matters is included in the 2019 Annual Report on Form 10-K and Footnote 8.a. of Notes to Consolidated Financial Statements in this Report.

Federal and State Environmental Compliance During the Current Pandemic

MGE was identified as an essential business under the State of Wisconsin's Safer at Home directive. It has been operating with full staff and has continued to prioritize its compliance with all applicable environmental regulations. MGE continues to follow local orders, as well as state department of health and Center for Disease Control guidance to operate in a manner to address potential spread of COVID-19 in order for the essential utility services to operate without interruptions. The EPA and the WDNR have both provided guidance for regulated entities if compliance with regulations becomes unfeasible due to the current outbreak of COVID-19. In late June 2020, the EPA announced that COVID-19 guidance sunset on August 31, 2020. MGE has developed contingencies for remaining in compliance during the pandemic and does not expect to rely on state or federal noncompliance relief. However, management cannot predict with certainty whether COVID-19 will disrupt these compliance activities. MGE will continue to build contingencies into compliance operations and communicate with regulators as needed during this unprecedented time.

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

EPA's Effluent Limitations Guidelines and Standards for Steam Electric Power Generating Point Source Category

The EPA's promulgated water effluent limitations guidelines and standards for steam electric power plants which focus on the reduction of metals and other pollutants in wastewater from new and existing power plants. The standards were finalized in August 2020. The Elm Road Units must satisfy the rule's requirements no later than December 31, 2023, as determined by the permitting authority. The operator of the Elm Road Units is analyzing the rule's impact and expects to have cost estimates in early 2021. MGE will continue to work with the Elm Road operator to determine the expected costs and timing of compliance. MGE does not expect this rule to have a material effect on Columbia.

Other Matters

ATC

2013 FERC Complaint - In 2013, several parties filed a complaint with the FERC seeking to reduce the base return on equity (ROE) used by MISO transmission owners, including ATC. The complaint provided for a statutory refund period of November 2013 through February 2015. The complaint asserted that the MISO ROE should not exceed 9.15%, that the equity components of hypothetical capital structures should be restricted to 50%, and that the relevant incentive ROE adders should be discontinued. At the time MISO's base ROE was 12.38% and ATC's base ROE was 12.2%. On September 28, 2016, FERC issued an order, for the period November 2013 through February 2015, reducing ATC's base ROE to 10.32%. In November 2019, FERC issued an order to further reduce ATC's base ROE to 9.88%. In May 2020, the FERC issued an order further refining the methodology for setting the ROE that electric utilities are authorized to earn. This increased the ROE from 9.88% to 10.02%. This base ROE is effective for the 2013 FERC complaint period and for all periods following September 2016.

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

As of December 31, 2018, our share of the estimated refund recorded was $2.5 million, including interest. Following the November 2019 FERC order, our share of ATC's earnings reflects a pre-tax adjustment of $2.0 million, including interest, related to the 2013 complaint refund period and from September 28, 2016 through December 31, 2019. As a result of the May 2020 FERC order, our share of ATC's earnings reflects a $0.6 million reduction of our reserve. Additionally, our share of ATC's earnings reflects the derecognition of a possible refund related to the 2015 complaint as ATC considers such a refund to be no longer considered probable due to FERC's November 2019 dismissal of that complaint. However, due to pending requests for rehearing, a loss related to the 2015 complaint remains possible. Our share of the estimated refund for the 2015 complaint is approximately $2.4 million. As of December 31, 2019, our share of the estimated refund amount reflected a net increase in ATC's earnings with a pre-tax adjustment of $0.6 million, inclusive of interest. We derived approximately 7.3% and 6.8% of our net income during the nine months ended September 30, 2020 and 2019, respectively, from our investment in ATC.

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

The recovery of MGE's electric fuel costs is subject to fuel rules established by the PSCW. The fuel rules require the PSCW and Wisconsin utilities to defer electric fuel-related costs that fall outside a symmetrical cost tolerance band. Any over or under recovery of the actual costs in a year outside of the symmetrical cost tolerance band is determined in the following year and is then reflected in future billings to electric retail customers. Under the electric fuel rules, MGE is required to defer the benefit of lower costs if the actual electric fuel costs fall outside the lower end of the range and is required to defer costs, less any excess revenues, if the actual electric fuel costs exceed the upper end of the range. Excess revenues are defined as revenues in the year in question that provide MGE with a greater return on common equity than authorized by the PSCW in MGE's latest rate order. The range is defined by the PSCW and has been modified throughout the years based on market conditions and other relevant factors. Currently, MGE is subject to a plus or minus 2% range. MGE assumes the risks and benefits of variances that are within the cost tolerance band. For 2020, $73.9 million in fuel and purchased power costs are being recovered in rates and are subject to this rule and included in MGE's fuel monitoring level rates. See Footnote 9.b. of the Notes to Consolidated Financial Statements in this Report for additional information.

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

MGE has financial gas and electric commodity contracts to hedge commodity price risk in the gas and electric utility segments. These contracts are primarily comprised of exchange-traded option and future contracts. MGE also holds financial transmission rights (FTRs), which are used to hedge the risk of increased transmission congestion charges. As of September 30, 2020, the fair value of exchange traded derivatives and FTRs exceeded their cost basis by $2.0 million. Under the PGA clause and electric fuel rules, MGE may include the costs and benefits of the aforementioned fuel price risk management tools in the costs of fuel (natural gas or power). Because these costs or benefits are recoverable, the related unrealized loss or gain has been deferred on the consolidated balance sheets as a regulatory asset or liability, respectively.

MGE has also entered into a purchased power agreement that provides MGE with firm capacity and energy that began on June 1, 2012, and ends on May 31, 2022 (the "base term"). The agreement also allows MGE an option to extend the contract after the base term. The agreement is considered a derivative contract and is recognized at its fair value on the consolidated balance sheets. However, the derivative qualifies for regulatory deferral and is recognized with a corresponding regulatory asset or liability depending on whether the fair value is in a loss or gain position. The fair value of the contract as of September 30, 2020, reflected a loss position of $16.0 million.

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

Equity Price Risk - Pension-Related Assets

MGE currently funds its liabilities related to employee benefits through trust funds. These funds, which include investments in debt and equity securities, are managed by various third-party investment managers. Changes in the market value of these investments can have an impact on the future expenses related to these liabilities. The value of employee benefit plan assets has increased by approximately 3% during the nine months ended September 30, 2020.

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

Additionally, if a counterparty were to default and MGE were to liquidate all contracts with that entity, MGE's credit loss could include: the loss in value of mark-to-market contracts, the amount owed for settled transactions, and additional payments to settle unrealized losses. As of September 30, 2020, no counterparties had defaulted.

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

Item 4. Controls and Procedures.

During the third quarter of 2020, each registrant's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to that registrant, including its subsidiaries, is accumulated and made known to that registrant's management, including these officers, by other employees of that registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. The evaluations take into account changes in the internal and external operating environments that may impact those controls and procedures. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, MGE Energy does not control or manage certain of its unconsolidated entities and thus, its access and ability to apply its procedures to those entities is more limited than is the case for its consolidated subsidiaries.

As of September 30, 2020, each registrant's principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective. Each registrant intends to strive continually to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

During the quarter ended September 30, 2020, there were no changes in either registrant's internal controls over financial reporting that materially affected, or are reasonably likely to affect materially, that registrant's internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

MGE Energy and MGE

MGE Energy and its subsidiaries, including MGE, from time to time are involved in various legal proceedings that are handled and defended in the ordinary course of business. See Footnote 8.a. and 8.b. of Notes to Consolidated Financial Statements in this Report for more information.

Item 1A. Risk Factors.

Except as set forth below, during the nine months ended September 30, 2020, there were no material changes to the Risk Factors disclosed in Item 1A – "Risk Factors" in the 2019 Annual Report on Form 10-K.

Pandemic virus or diseases, including COVID-19, could have a material adverse effect on our business, financial condition and liquidity.

The outbreak of the Coronavirus Disease 2019 (COVID-19), and the implemented and evolving steps being taken to address it, could adversely affect our service area, our business, our financial condition and our liquidity. Possible effects include:

• Reduced economic activity impacting the use of electricity and gas services

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

• Delay in, and possible loss of, payments for utility service

During the first several months of the pandemic, the PSCW ordered Wisconsin utilities not to charge for late payments and not to disconnect customers for non-payment, which, in combination with the economic hardship caused by quarantine or stay-at-home orders, could result in losses as those payments are received late or not at all. Further, significant delays in those payments could affect our liquidity. Although the PSCW order was lifted in July 2020, we have undertaken to continue to waive late fees until December 31, 2020.

• Regulatory delays

We operate in a regulated business. Delays in regulatory proceedings or the issuance of required permits or variances, due to limited operations, hours or ability to convene necessary meetings, could delay required approvals or permits and affect the timing of activities. The failure to get timely variances could expose us to fines and penalties.

• Regulatory recovery of deferred costs

Certain incurred costs are being deferred as regulatory assets for future recovery and not being recognized in the statements of income, reflecting a March 24, 2020, PSCW Order. These costs can affect our cash, but are not presently recoverable in rates. If recovery of those regulatory assets in customer rates is not approved or is no longer deemed probable, these deferred costs would be recognized as a current period expense, which could be material in the period in which such recognition is required.

• Employee and supplier disruptions

Employee absences and supply interruptions could affect our ability to operate and maintain our system.

• Volatility in the capital markets

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

We could be adversely affected by production disruptions at our wind generating facilities.

We own and operate wind generating facilities, which generate production tax credits used to reduce our federal tax obligations. Various operating and economic factors, including transmission constraints, unfavorable trends in pricing for wind energy, adverse weather conditions and the breakdown or failure of equipment, could significantly reduce the production tax credits generated by our wind farms, resulting in increased federal income tax expense. We could also be forced to replace lost wind generation capacity with additional power purchases from third parties, potentially leading to increased costs. These factors could have an adverse impact on our financial condition and results of operations, which could be material depending upon the cause of the disruption and its duration.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Maximum number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs(a)
July 1-31, 2020	8,392	$65.21	-	-
August 1-31, 2020	9,312	66.22	-	-
September 1-30, 2020	42,953	65.07	-	-
Total	60,657	$65.27	-	-

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

Item 4. Mine Safety Disclosures.

Not applicable to MGE Energy and MGE.

Item 5. Other Information.

Not applicable to MGE Energy and MGE.

Item 6. Exhibits.

Ex. No.		Exhibit Description
31.1	*	Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 filed by Jeffrey M. Keebler for MGE Energy, Inc.

31.2	*	Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 filed by Jared J. Bushek for MGE Energy, Inc.

31.3	*	Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 filed by Jeffrey M. Keebler for Madison Gas and Electric Company

31.4	*	Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 filed by Jared J. Bushek for Madison Gas and Electric Company

32.1	**	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) filed by Jeffrey M. Keebler for MGE Energy, Inc.

32.2	**	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) filed by Jared J. Bushek for MGE Energy, Inc.

32.3	**	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) filed by Jeffrey M. Keebler for Madison Gas and Electric Company

32.4	**	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) filed by Jared J. Bushek for Madison Gas and Electric Company

101.INS		XBRL Instance
101.SCH		XBRL Taxonomy Extension Schema
101.CAL		XBRL Taxonomy Extension Calculation
101.DEF		XBRL Taxonomy Extension Definition
101.LAB		XBRL Taxonomy Extension Labels
101.PRE		XBRL Taxonomy Extension Presentation
104.1		Included in the cover page, formatted in Inline XBRL

*		Filed herewith.
**		Furnished herewith.

Signatures - MGE Energy, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MGE ENERGY, INC.

Date: November 5, 2020	/s/ Jeffrey M. Keebler
Jeffrey M. Keebler Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: November 5, 2020	/s/ Jared J. Bushek
Jared J. Bushek Vice President - Finance, Chief Information Officer and Treasurer (Chief Financial Officer)

Date: November 5, 2020	/s/ Tamara J. Johnson
Tamara J. Johnson Vice President - Accounting and Controller (Chief Accounting Officer)

Signatures – Madison Gas and Electric Company

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MADISON GAS AND ELECTRIC

Date: November 5, 2020	/s/ Jeffrey M. Keebler
Jeffrey M. Keebler Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: November 5, 2020	/s/ Jared J. Bushek
Jared J. Bushek Vice President - Finance, Chief Information Officer and Treasurer (Chief Financial Officer)

Date: November 5, 2020	/s/ Tamara J. Johnson
Tamara J. Johnson Vice President - Accounting and Controller (Chief Accounting Officer)