Form 10-K
period 2020-12-31
MGE ENERGY INC; MADISON GAS & ELECTRIC CO
filed 2021-02-24
CIK 1161728, 61339

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended:

December 31, 2020

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

MGE Energy, Inc. ☐ Madison Gas and Electric Company ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

MGE Energy, Inc. Yes ☐ No ☒Madison Gas and Electric Company Yes ☐ No ☒

The aggregate market value of the voting and nonvoting common equity held by nonaffiliates of each registrant as of June 30, 2020 was as follows:

MGE Energy, Inc.	$2,292,032,738
Madison Gas and Electric Company	$0

The number of shares outstanding of each registrant's common stock as of January 31, 2021, were as follows:

MGE Energy, Inc.	36,163,370
Madison Gas and Electric Company	17,347,894

DOCUMENTS INCORPORATED BY REFERENCE

Portions of MGE Energy, Inc.'s definitive proxy statement to be filed before April 30, 2021, relating to its annual meeting of shareholders, are incorporated by reference into Part III of this annual report on Form 10-K.

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

Filing Format4

Forward-Looking Statements4

Where to Find More Information4

Definitions, Abbreviations, and Acronyms Used in the Text and Notes of this Report5

PART I.7

Item 1. Business.7

Item 1A. Risk Factors.17

Item 1B. Unresolved Staff Comments.27

Item 2. Properties.28

Item 3. Legal Proceedings.30

Item 4. Mine Safety Disclosures30

PART II.31

Item 5. Market for Registrants' Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.31

Item 6. Selected Financial Data.33

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.34

Item 7A. Quantitative and Qualitative Disclosures About Market Risk55

Item 8. Financial Statements and Supplementary Data.62

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.116

Item 9A. Controls and Procedures.116

Item 9B. Other Information.116

PART III.117

Item 10. Directors, Executive Officers, and Corporate Governance.117

Item 11. Executive Compensation.117

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.117

Item 13. Certain Relationships and Related Transactions, and Director Independence.117

Item 14. Principal Accounting Fees and Services.118

PART IV.119

Item 15. Exhibits and Financial Statement Schedules.119

Item 16. Form 10-K Summary.122

Signatures - MGE Energy, Inc.127

Signatures - Madison Gas and Electric Company128

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

North MendotaNorth Mendota Energy & Technology Park, LLC

Other Defined Terms:

2006 PlanMGE Energy's 2006 Performance Unit Plan

2013 PlanMGE Energy's 2013 Director Incentive Plan

2017 Tax ActTax Cuts and Jobs Act of 2017

2020 PlanMGE Energy's 2020 Performance Unit Plan

2021 Incentive PlanMGE Energy's 2021 Long-Term Incentive Plan

ACEAffordable Clean Energy

AFUDCAllowance for Funds Used During Construction

ANRANR Pipeline

AROAsset Retirement Obligation

ATCAmerican Transmission Company LLC

ATC HoldcoATC Holdco, LLC

Badger Hollow IBadger Hollow I Solar Farm

Badger Hollow IIBadger Hollow II Solar Farm

BARTBest Available Retrofit Technology

BlountBlount Station

BTABest Technology Available

CACertificate of Authority

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

COSOCommittee of Sponsoring Organizations

CPPClean Power Plan

CSAPRCross-State Air Pollution Rule

CWAClean Water Act

D.C. CircuitUnited States Court of Appeals for the District of Columbia Circuit

DthDekatherms

EEIEdison Electric Institute

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

IPCCIntergovernmental Panel on Climate Change

IRSInternal Revenue Service

kVAKilovolt Ampere

KWKilowatt, a measure of electric energy generating capacity

kWhKilowatt-hour

MISOMidcontinent Independent System Operator, Inc. (a regional transmission organization)

MROMidwest Reliability Organization

MWMegawatt

MWhMegawatt-hour

NAAQSNational Ambient Air Quality Standards

NasdaqThe Nasdaq Stock Market

NERCNorth American Electric Reliability Corporation

NNGNorthern Natural Gas Company

NOVNotice of Violation

NOxNitrogen Oxides

NYSENew York Stock Exchange

O'BrienO'Brien Solar Fields

OSCEState of Wisconsin's Office of Sustainability and Clean Energy

Paris AgreementParis Agreement under the United Nations Framework Convention on Climate Change

PCBsPolychlorinated Biphenyls

the PetitionPetition for Judicial Review of Agency Action

PGAPurchased Gas Adjustment clause

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

With the global outbreak of the Coronavirus Disease 2019 (COVID-19) and the declaration of a pandemic by the World Health Organization on March 11, 2020, U.S. governmental authorities have deemed electric and gas utilities to be critical infrastructure. MGE Energy therefore has an obligation to keep operating and maintaining our critical electric and gas infrastructure. Since then, MGE Energy has been subject to, and is following, local, state and federal public health and safety regulations and guidance to control the pandemic. MGE Energy has operated continuously throughout the pandemic and has suffered no material disruptions in service or employment.

Electric Utility Operations

MGE distributes electricity in a service area covering a 264 square-mile area of Dane County, Wisconsin. The service area includes the city of Madison, Wisconsin. It owns or leases ownership interests in electric generation facilities located in Wisconsin and Iowa.

As of December 31, 2020, MGE supplied electric service to approximately 157,000 customers, with approximately 90% located in the cities of Fitchburg, Madison, Middleton, and Monona and 10% in adjacent areas. Of the total number of customers, approximately 87% were residential and 13% were commercial or industrial.

Electric retail revenues for 2020, 2019, and 2018 were comprised of the following:

	Year Ended December 31,
	2020(a)	2019	2018
Residential	37.6%	34.8%	35.4%
Commercial	50.9%	53.2%	52.3%
Industrial	3.0%	3.2%	3.6%
Public authorities (including the UW)	8.5%	8.8%	8.7%
Total	100.0%	100.0%	100.0%

(a)In late March 2020, we began to see a shift in commercial and residential sales due to the impacts of COVID-19 and associated governmental regulations on customer demand. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for further information.

Electric operations accounted for approximately 73.2%, 71.9%, and 71.8% of MGE's total 2020, 2019, and 2018 regulated revenues, respectively.

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

Regional Transmission Organizations (RTO)

MISO

MGE is a nontransmission owning member of the MISO. MISO, a FERC-approved RTO, is responsible for monitoring the electric transmission system that delivers power from generating plants to wholesale power transmitters. MISO's role is to ensure equal access to the transmission system and to maintain or improve electric system reliability across 15 U.S. states and the Canadian province of Manitoba.

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

Fuel supply and generation

MGE satisfies its customers' electric demand with internal generation and purchased power. MGE's current fuel mix for generation fluctuates from year-to-year due to fuel pricing in the market, generating unit availability, weather, and customer demand. MGE has a responsibility to its customers to dispatch the lowest cost generation available pursuant to regulatory requirements.

During 2020, 2019, and 2018, MGE's electric energy delivery requirements were satisfied from the following fuel sources:

(in MWh)	2020	2019	2018
Coal	1,566,204	1,751,224	1,869,981
Natural gas	502,387	501,093	492,291
Renewable sources(a)	485,965	470,716	373,271
Fuel oil	472	695	578
Purchased power - other(b)(c)	789,058	762,894	836,741
Total fuel sources	3,344,086	3,486,622	3,572,862

Adjusted total fuel sources(c)	3,663,569	3,807,652	3,842,502

(a) Includes both internal generation and purchased power.

(b) Includes third-party purchased power and MISO market activity. A significant percentage of MGE's electric supply comes from internal generation sources. MGE supplements this internal generation with long-term purchase power agreements and spot purchases in the MISO market.

(c) The MISO market consists of two energy markets, the Day-ahead market and the Real-time market. The table above nets purchases and sales within the same hour in the two MISO markets. For the years ended December 31, 2020, 2019, and 2018, the amount netted between Day-ahead and the Real-time MISO markets was 319,483 MWh, 321,030 MWh, and 269,640 MWh, respectively. These amounts are reflected in "Adjusted total fuel sources."

MGE's Energy 2030 framework describes our plan for growth in renewables generation. This growth is expected to continue as legacy fossil fuel-fired facilities are retired and replaced with renewables, such as wind and solar assets, and battery storage solutions are developed and implemented. In February 2021, MGE and the other co-owners of Columbia, a two-unit coal-fired generation facility located near Portage, Wisconsin, announced plans to retire that facility. MGE currently owns 19% of the facility. The co-owners intend to retire Unit 1 by the end of 2023 and Unit 2 by the end of 2024. Final timing and retirement dates for Units 1 and 2 are subject to PSCW and regional regulatory reviews, including identification and approval of energy and capacity resources to replace Columbia.

MGE's carbon reduction goals are aligned with those of the scientific community, specifically the Intergovernmental Panel on Climate Change (IPCC), which has recognized the need to hold an increase in the global average temperature to well below 2°C above pre-industrial levels. The IPCC also calls for efforts to limit the temperature increase to 1.5°C above pre-industrial levels to significantly reduce the risks and most adverse impacts of climate change. The IPCC further recognized that holding global average temperature rise to the more aggressive scenario (1.5°C limit) requires CO2 emissions to reach net-zero around 2050.

Consistent with that objective, MGE is targeting net-zero carbon electricity by 2050. In November 2020, the University of Wisconsin-Madison's Nelson Institute for Environmental Studies released its analysis of MGE's goal of net-zero carbon electricity by 2050. The study determined that our goal is aggressive and is consistent with the latest climate science. Our solar and wind projects, as described below, are a major step toward deep decarbonization and greater use of clean energy sources in pursuit of our net-zero carbon goal. Additionally, MGE seeks to reduce its use of fossil fuels and work to help customers with energy efficiency and electrification, including transportation.

MGE's carbon footprint is expected to decrease as it transitions to more renewable generation resources. This decrease is due in part to our investments in the following renewable generation resources: Forward Wind, purchased in 2018; Saratoga (wind), which became operational in February 2019; Two Creeks (solar), which became operational in November 2020; and Badger Hollow I and II (solar), which are expected to enter commercial operation in April 2021 for phase I and by the end of 2022 for phase II.

MGE is working to achieve a more sustainable energy future using cost-effective renewable generation technologies for customers. Our Renewable Energy Rider and Shared Solar programs reduce MGE's carbon emissions while providing customers the ability to purchase renewable energy to meet their energy needs.

Renewable Energy Rider (RER) – Under this program, MGE partners with large energy users on customized renewable energy solutions to meet their specific energy needs. MGE owns the generation assets and RER customers are billed a contractual renewable resource rate for all costs associated with the construction and ongoing operations of the renewable generation facility. This contractual rate is approved by the PSCW and subject to terms and conditions specified in the RER rate schedule. The program entitles RER customers to the entire contractual energy output of the renewable energy resource. MGE will continue to recover the distribution system costs related to the energy consumed by these customers. In 2020, MGE completed construction of the Morey Field RER solar project (1.5MW) serving the City of Middleton and Middleton-Cross Plains School District and the Dane County RER solar project (9MW). Construction of a 20MW RER project (O'Brien Solar Fields, primarily serving governmental entities such as UW-Madison, Wisconsin Department of Administration, and the City of Fitchburg) has begun and is expected to be completed mid-2021. MGE is currently awaiting PSCW approval for an additional 8MW RER project serving the City of Madison and Madison Metropolitan School District.

Shared Solar Program – This program provides an opportunity for eligible customers to add locally-generated solar to their energy mix without having to install solar panels on their premises. The first solar array associated with this program, owned by MGE, became operational in 2017 and was fully subscribed for its capacity value of 500 KW. MGE recently expanded the program by completing construction of a second solar facility (Morey Field), which added 3.5 MW of capacity to the program in 2020.

Since 2015, MGE has announced several new utility-scale wind and solar projects, including Saratoga, Forward Wind, Two Creeks, Badger Hollow I & II, and other RER and Shared Solar facilities. These projects will be operational by the end of 2022 or are, in the cases of Saratoga, Forward Wind, Two Creeks, and certain RER and Shared Solar facilities, currently operational. Since introducing the Energy 2030 framework in November 2015, we have announced projects that we expect will increase our owned renewable capacity by almost 675% by the end of 2022.

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

Purchased power

MGE enters into short- and long-term purchase power commitments with third parties to meet a portion of its anticipated electric energy supply needs. The following table identifies purchase power commitments as of December 31, 2020, with unaffiliated parties for the next five years.

(Megawatts)	2021	2022	2023	2024	2025
Purchase power commitments	83	33	30	30	30

Gas Utility Operations

MGE transports and distributes natural gas in a service area covering 1,684 square miles in seven south-central Wisconsin counties. The service area includes the city of Madison, Wisconsin and surrounding areas.

As of December 31, 2020, MGE supplied natural gas service to approximately 166,000 customers in the cities of Elroy, Fitchburg, Lodi, Madison, Middleton, Monona, Prairie du Chien, Verona, and Viroqua; 25 villages; and all or parts of 48 townships. Of the total number of customers, approximately 90% were residential and 10% were commercial or industrial. Gas revenues for 2020, 2019, and 2018 were comprised of the following:

	Year Ended December 31,
	2020	2019	2018
Residential	61.6%	59.5%	59.4%
Commercial	33.4%	35.8%	35.8%
Industrial	1.1%	1.1%	1.6%
Transportation service and other	3.9%	3.6%	3.2%
Total	100.0%	100.0%	100.0%

Gas operations accounted for approximately 26.8%, 28.1%, and 28.2% of MGE's total 2020, 2019, and 2018 regulated revenues, respectively.

MGE can curtail gas deliveries to interruptible customers. These are customers who agree to reduce their load in the case of an emergency interruption. Approximately 3% of retail gas deliveries in 2020, 2019 and 2018 were to interruptible customers.

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

By contract, a total of 5,922,505 Dth of gas can be injected into ANR's storage fields in Michigan from April 1 through October 31. These gas supplies are then available for withdrawal during the subsequent heating season, November 1 through March 31. Using storage allows MGE to buy gas supplies during the summer season, when prices are normally lower, and withdraw these supplies during the winter season, when prices are typically higher. Storage also gives MGE more flexibility in meeting daily load fluctuations.

MGE's contracts for firm transportation service of gas include winter maximum daily quantities of:

• 175,650 Dth (including 106,078 Dth of storage withdrawals) on ANR.

• 66,378 Dth on NNG.

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

Transmission Investments

ATC owns and operates electric transmission facilities primarily in Wisconsin. MGE received an interest in ATC when it, like other Wisconsin electric utilities, contributed its electric transmission facilities to ATC as required by Wisconsin law. That interest is presently held by MGE Transco, a wholly-owned subsidiary of MGE Energy. As of December 31, 2020, MGE Transco held a 3.6% ownership interest in ATC.

In 2016, ATC Holdco was formed by several of the members of ATC, including MGE Energy, to facilitate electric transmission development and investments outside of Wisconsin, which typically have long development and investment lead times before becoming operational. ATC Holdco's future transmission development activities have been suspended for the near term. MGE Energy's ownership interest in ATC Holdco is held by MGEE Transco, a wholly-owned subsidiary. As of December 31, 2020, MGEE Transco held a 4.4% ownership interest in ATC Holdco.

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

In February 2021, MGE and the other co-owners of Columbia announced plans to retire that facility. The co-owners intend to retire Unit 1 by the end of 2023 and Unit 2 by the end of 2024. Final timing and retirement dates for Units 1 and 2 are subject to PSCW and regional regulatory reviews, including identification and approval of energy and capacity resources to replace Columbia. Effects of environmental compliance discussed below will depend upon the final approved retirement dates and compliance requirement dates.

Federal and State Environmental Compliance During the Current Pandemic

MGE was identified as an essential business under the State of Wisconsin's Safer at Home directive. It has been operating with full staff and has continued to prioritize its compliance with all applicable environmental regulations. MGE continues to follow local orders, as well as state Department of Health and Center for Disease Control guidance to operate in a manner to address potential spread of COVID-19 in order for the essential utility services to operate without interruptions. Due to the essential nature of the work that many MGE employees perform, MGE requested and received approval for certain critical employees to be included in Phase 1B of Wisconsin's Vaccination Distribution Plan as part of the "Non-EMS First Responder" group. Vaccinations for this group are forthcoming; a tentative date is set for March 1, 2021. The EPA and the WDNR have both provided guidance for regulated entities if compliance with regulations becomes unfeasible due to the current severity of COVID-19. In late June 2020, the EPA announced that COVID-19 guidance would sunset on August 31, 2020. MGE has developed contingencies for remaining in compliance during the pandemic and does not expect to rely on state or federal noncompliance relief. However, management cannot predict with certainty whether COVID-19 will disrupt these compliance activities. MGE expects to continue to build contingencies into compliance operations and communicate with regulators as needed during this unprecedented time.

Water Quality

EPA's Effluent Limitations Guidelines and Standards for Steam Electric Power Generating Point Source Category

In August 2020, the EPA finalized rule modifications to the Effluent Limitations Guidelines (ELG) for the steam electric power generating industry. The ELG rule establishes federal limits on the amount of metals and other pollutants that can be discharged in wastewater from new and existing steam electric generation plants. The rule will be applied to Wisconsin-based power plants as they renew their WPDES permits, but no later than December 31, 2023. The Columbia and Elm Road Units are subject to this rule. See Footnote 16.a. of the Notes to the Consolidated Financial Statements in this Report for further discussion of compliance plans for Columbia and the Elm Road Units. Management believes that any compliance costs will be recovered in future rates based on previous treatment of environmental compliance projects.

EPA Cooling Water Intake Rules (Section 316(b))

Section 316(b) of the Clean Water Act requires that the cooling water intake structures at electric power plants meet best available technology standards to reduce mortality from entrainment (drawing aquatic life into a plant's cooling system) and impingement (trapping aquatic life on screens). The EPA finalized its Section 316(b) rule for existing facilities in 2014. Section 316(b) requirements are implemented in Wisconsin through modifications to plants' WPDES permits, which govern plant wastewater discharges.

WCCF, Blount, and Columbia are considered existing plants under this rule. WCCF employs a system that meets the

Section 316(b) rule. Blount's WPDES permit assumes that the plant meets best technology available (BTA) for the duration of the permit, which expires in 2023. However, MGE must perform an entrainment study by the end of 2021 to determine future BTA, which will be included with the next permit renewal. Section 316(b) applies to river intakes at the Columbia plant. Columbia's operator received a permit in 2019 requiring studies of intake structures to help determine BTA. BTA improvements may not be required given that Columbia could be fully retired before the issuance of the next permit, which is expected to be issued in 2023 or later. MGE will continue to work with Columbia's operator to evaluate all regulatory requirements applicable to the planned retirements. Management believes that the Section 316(b) rule will not have a material effect on its existing plants and that any compliance costs will be recovered in future rates based on previous treatment of environmental compliance projects.

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

Ozone NAAQS

In May 2018, the EPA issued a final rule designating the northeast portion of Milwaukee County as being in nonattainment with Ozone National Ambient Air Quality Standards (NAAQS). The Elm Road Units are located in Milwaukee County, outside the designated nonattainment area. In August 2018, several environmental groups, the City of Chicago, and the State of Illinois filed federal lawsuits challenging several of the EPA's attainment designation decisions, including the EPA's partial Milwaukee County designation as being too narrow and not sufficiently protective. In July 2020, the U.S. District Court of the District of Columbia remanded the partial Milwaukee County attainment designation back to the EPA for further explanation. If the entire county were to be considered in nonattainment, the State of Wisconsin would need to develop an implementation plan that addressed emissions that contribute to ozone (NOx and volatile organic compound emissions) for the county, which could affect operations and emissions control obligations of the Elm Road units. MGE is monitoring the outcome of the EPA’s remand analysis and how it may affect our Elm Road Units in Milwaukee County. See Footnote 16.a. of the Notes to Consolidated Financial Statements in this Report for additional information.

EPA's Cross-State Air Pollution Rule (CSAPR): Proposed Ozone Season Update based on 2008 Ozone NAAQS

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

In 2016, the EPA finalized a CSAPR Update Rule to address pollution transport related to an updated ozone NAAQS. In September 2019, the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit) remanded the rule to the EPA holding that the rule improperly provided only a partial remedy for addressing interstate transport of pollutants from upwind to downwind states. In October 2020, the EPA published a proposed CSAPR Update Rule to address the remand that explicitly excludes Wisconsin. The EPA is under court order to finalize this update by March 2021. If the proposed rule is finalized as written, Wisconsin will not be subject to the emissions reductions included in the CSAPR Update Rule but will remain subject to the reductions required by the original CSAPR.

MGE has met its current obligations through a combination of reduced emissions through pollution control (e.g. SCR installation at Columbia), as well as owned, received, and purchased allowances. While uncertainty remains around CSAPR due to legal challenges, MGE expects to meet ongoing CSAPR obligations for the foreseeable future. MGE will continue to monitor developments to this rule.

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

Columbia Clean Air Act Litigation

Columbia is a coal-fired generating station operated by WPL and in which WPL, WPSC, and MGE have ownership interests. In December 2009, the EPA sent a Notice of Violation (NOV) to the co-owners, including MGE. The NOV alleged that WPL and the Columbia co-owners failed to comply with appropriate pre-construction review and permitting requirements and, as a result, violated the Prevention of Significant Deterioration program requirements, Title V Operating Permit requirements of the CAA, and the Wisconsin SIP. In June 2013, the court approved and entered a consent decree entered by the EPA, Sierra Club, and the co-owners of Columbia. One of the requirements of the consent decree required installation of an SCR system at Columbia Unit 2 by December 31, 2018. Installation of the SCR was approved by the PSCW and the SCR was placed in service in 2018. The consent decree remains open for compliance monitoring, but significant additional operating and capital expenditures are not expected.

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

MGE has taken steps to address GHG emissions through voluntary actions. In 2005, MGE implemented its Energy 2015 Plan, which committed to ensuring a balanced, economic energy supply with reduced environmental emissions. The Plan emphasized increased renewable energy, energy efficiency, and new cleaner generation – three strategies that reduced GHG emissions. Under the Plan and other actions, our CO2 emissions declined from 2005 to 2015 by approximately 20% even though total system delivered energy increased. In 2015, MGE announced its Energy 2030 framework that continues steps to reduce CO2 emissions. Subject to regulatory approvals and other conditions, MGE aims to increase renewable energy to 25% of retail electric sales by 2025 and to 30% by 2030. Under our Energy 2030 framework prior to the announcement of the Columbia retirement, our plan was to reduce CO2 emissions by 40% from 2005 levels by 2030. With the retirement of Columbia, we currently expect to achieve a reduction of 65% by 2030. Beyond 2030, we are targeting net-zero carbon electricity by 2050.

Federal Action on Climate Change

Executive Actions:

President Biden's actions on climate change, including multiple executive orders and the recommitment of the U.S. to the Paris Agreement under the United Nations Framework Convention on Climate Change (the Paris Agreement), indicate that he intends to make climate considerations a broad focus of his administration.

Executive Order on Tackling the Climate Crisis at Home and Abroad

This executive order establishes climate change as an essential element of domestic and international governmental policy. The order indicates that the U.S. will develop its emissions reduction targets under the Paris Agreement, instructs executive staff and federal departments and agencies to take actions to combat climate change using a government-wide approach, and creates several interagency working groups tasked with providing recommendations to meet the order's goals. MGE is following the development of recommendations and plans developed by agencies as a result of this order, as well as other executive actions taken by the new administration, to determine their applicability to MGE's decarbonization plans and to evaluate any potential impact to our operations.

Executive Order on Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis

In January 2021, President Biden signed an executive order that establishes a list of national objectives for federal action (including regulations) taken under his administration. The order includes initiatives for protecting the environment, addressing climate change, and addressing public health. Executive departments and agencies are directed to immediately review all federal actions taken under the previous presidential administration to determine whether or not they meet the objectives set out in the order. Departments and agencies are further instructed to take applicable action, including suspending, revising or rescinding rules to correct any federal action under the previous administration that does not meet the national objectives set forth in this order. MGE will monitor and evaluate any potential regulation, guidance, and/or other federal directives that are developed as a result of this order and other executive actions taken by the new administration.

Legislative Actions:

MGE is monitoring current legislative actions on climate change to determine their level of significance to MGE's decarbonization plans.

State and Regional Action on Climate Change

Executive Actions

Executive Order Relating to Clean Energy Wisconsin

In August 2019, Wisconsin Governor Tony Evers signed an executive order to establish the Office of Sustainability and Clean Energy (OSCE). The order tasks the OSCE with, among other things, ensuring that the actions of the State of Wisconsin are aligned with the goals and recommendations of the Paris Agreement, verifying that electricity consumed by the State of Wisconsin is 100% carbon-free by 2050, and developing a comprehensive multi-sector clean energy plan for the state. The OSCE has put forth preliminary recommendations and is in the process of creating the statewide plan. MGE is engaged in this process and is participating on a Stakeholder Advisory Team in a voluntary capacity. MGE will be evaluating this plan for its applicability to MGE's decarbonization plans and to evaluate potential impact to our operations.

Legislative Actions

MGE continues to monitor current legislative actions on climate change. There are no legislative actions to report at this time.

EPA's Greenhouse Gas Reduction Guidelines under the Clean Air Act 111(d) Rule

In January 2021, the D.C. Circuit vacated and remanded to the EPA the Affordable Clean Energy Rule (ACE Rule) and the repeal of the predecessor Clean Power Plan Rule (CPP Rule), both of which regulated greenhouse gas emissions from existing electric generation units pursuant to Section 111(d) of the Clean Air Act. MGE is evaluating this D.C. Circuit decision for what impacts it may have on MGE's operations. MGE will continue to evaluate the rule development and monitor ongoing and potential legal proceedings.

Solid Waste

EPA's Coal Combustion Residuals Rule

The EPA's 2015 Coal Combustion Residuals Rule (CCR), which regulates coal ash from burning coal for the purpose of generating electricity as a solid waste and defines what ash use activities would be considered generally exempt beneficial reuse of coal ash. The CCR rule also regulates landfills, ash ponds, and other surface impoundments used for coal combustion residuals by regulating their design, location, monitoring, and operation.

In July 2018, the EPA published a final rule that included amendments to the CCR. The amendments include the allowance of alternative performance standards for landfills and surface impoundments, revised risk-based groundwater protection standards, and an extension of the deadline by which certain facilities must cease the placement of waste in CCR units. In August 2018, the D.C. Circuit vacated parts of the 2015 CCR for not being sufficiently protective of the environment. In August 2020, the EPA revised the CCR rule to require owners or operators of coal-fired power plants to stop transporting CCR and non-CCR wastewater (a process known as "sluicing") to unlined surface impoundments. In addition, regulated entities must initiate impoundment closure as soon as feasible and in no event later than April 2021, unless the EPA grants an extension. Columbia requested an extension to comply by October 2022. The EPA will address the remaining issues on remand in a subsequent action.

Review of the Elm Road Units has indicated that the costs to comply with this rule are not expected to be significant. Columbia's operator has completed a review of its system and has developed a compliance plan. See Footnote 16.a. of the Notes to the Consolidated Financial Statements in this Report for further discussion.

Renewable Energy Standards

Wisconsin law establishes a minimum amount of energy MGE must supply from renewable sources. MGE currently exceeds the applicable minimum requirement of approximately 8%. The costs to comply with this requirement are being recovered in rates.

Human Capital

The energy industry is ever-changing. MGE Energy and MGE believe it is important to continue to develop our human capital resources to meet the changing demands of our customers and communities. We are committed to sustainable workforce practices such as career development and training. We offer all employees the opportunity to learn and grow—whether the goal is to increase job proficiency, improve decision-making skills, or prepare for new roles and responsibilities. We work to provide our employees with the tools they need to grow and to be successful in their careers. This strategy is essential given our aging workforce and the recent retirement of key employees.

We value equity, diversity, and inclusion. We promote an inclusive, respectful work environment where individuals and groups can achieve their full potential. All employees have equitable access to employment and development opportunities. Everyone is responsible for helping to meet the objectives of our diversity and inclusion policy as well as supporting the principles of equal opportunity and affirmative action. We believe that our diversity makes us stronger.

In 2014, we launched a corporate safety commitment to strengthen our safety culture and thereby took another step on our journey to becoming an industry safety leader. Our Safety Steering Team meets bimonthly to examine safety topics and to identify and to prioritize continuous improvement opportunities. Our safety vision statement "We Power Safety" is highly visible throughout the organization.

The COVID-19 pandemic drove several changes in 2020. These changes range from equipping our field workers with personal protective equipment to offering support to office employees working from home. We continue to address challenges related to the pandemic as they arrive and will continue to meet the critical needs of our community. The safety of our employees and customers is always our top priority.

As of December 31, 2020, MGE had 723 employees, of which 327 employees are covered by collective bargaining agreements as described below:

Union	Number of Employees Represented	Expiration of Collective Bargaining Agreement
Local Union 2304 of the International Brotherhood of Electrical Workers	235	April 30, 2023
Local Union No. 39 of the Office and Professional Employees International Union	87	May 31, 2023
Local Union No. 2006, Unit 6 of the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial, and Service Workers International Union	5	October 31, 2023

Financial Information About Segments

See Footnote 22 of the Notes to the Consolidated Financial Statements in this Report for financial information relating to MGE Energy's and MGE's business segments.

Information About our Executive Officers

As of December 31, 2020, the executive officers of the registrants were as follows:

Executive	Title	Effective Date	Service Years as an Officer
Jeffrey M. Keebler(a)	Chairman of the Board, President, and Chief Executive Officer	10/01/2018	9
Age: 49	President and Chief Executive Officer Senior Vice President – Energy Supply and Planning	03/01/2017 07/23/2015

Jared J. Bushek(a)(b)	Vice President – Finance, Chief Information Officer and Treasurer	09/01/2020	5
Age: 40	Assistant Vice President – Chief Information Officer	07/23/2015

Lynn K. Hobbie(d)	Executive Vice President – Marketing and Communications	03/01/2017	26
Age: 62	Senior Vice President – Marketing and Communications	02/01/2000

Tamara J. Johnson(a)(c)	Vice President – Accounting and Controller	09/01/2020	5
Age: 56	Assistant Vice President – Controller	07/23/2015

Jeffrey C. Newman(a)(e)	Executive Vice President	09/01/2020	23
Age: 58	Executive Vice President, Chief Financial Officer, Secretary	03/01/2017
	and Treasurer
	Senior Vice President, Chief Financial Officer, Secretary	07/23/2015
	and Treasurer

Donald D. Peterson(d)	Vice President – Energy Technology	03/01/2019	5
Age: 61	Assistant Vice President – Strategic Products and Services	07/23/2015

Cari Anne Renlund(a) Age: 47	Vice President, General Counsel and Secretary Vice President and General Counsel	09/01/2020 11/02/2015	5

Note: Ages, years of service, and positions as of December 31, 2020.

(a) Executive officer of MGE Energy and MGE.

(b) Appointed as Chief Financial Officer of MGE Energy and MGE, effective as of September 1, 2020.

(c) Appointed as Chief Accounting Officer of MGE Energy and MGE, effective as of September 1, 2020.

(d) Executive officer of MGE.

(e) Retired effective December 31, 2020.

Item 1A. Risk Factors.

MGE Energy and our subsidiaries, including MGE, operate in a regulated market environment that involves significant risks, many of which are beyond our control. The following risk factors may adversely affect our results of operations, cash flows and financial position and market price for our publicly traded securities. While we believe we have identified and discussed below the key risk factors affecting our business, additional unknown risks and uncertainties may adversely affect our performance or financial condition in the future.

Pandemic virus or diseases, including COVID-19, could have a material adverse effect on our business, financial condition and liquidity.

The outbreak of the Coronavirus Disease 2019 (COVID-19), and the implemented and evolving steps being taken to address it, could adversely affect our customers, our business, our financial condition and our liquidity. Possible effects include:

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

• Delay in, and possible loss of, payments for utility service

During the first several months of the pandemic, the PSCW ordered Wisconsin utilities not to charge for late payments and not to disconnect customers for non-payment, which, in combination with the economic hardship caused by quarantine or stay-at-home orders, could result in losses as those payments are received late or not at all. Further, significant delays in those payments could affect our liquidity. Although the PSCW order was lifted in July 2020, we have undertaken to continue to waive late fees until April 1, 2021.

• Regulatory delays

We operate in a regulated environment. Delays in regulatory proceedings or the issuance of required permits or variances, due to limited operations, hours or ability to convene necessary meetings, could delay required approvals or permits and affect the timing of activities. The failure to get timely variances could expose us to fines and penalties.

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

• Volatility in the capital markets

Concerns about COVID-19 and its effects have caused, and may continue to cause, significant volatility in the capital markets. Market volatility as a result of COVID-19 may have a material adverse impact on the value of our employee benefits trusts investments, which could impact our costs for those benefits. The price of our common stock has been volatile. The COVID-19 pandemic and the significant uncertainties it has caused for the global economy, business activity, and business confidence have had, and are likely to continue to have, a significant effect on the market price of securities generally, including our securities.

The situation around COVID-19 remains fluid and the potential for a material impact on the results of operations, financial condition, and liquidity increases the longer the virus disrupts the local economy. Although we expect sales for future periods in 2021 to be negatively impacted by the COVID-19 pandemic, we cannot reasonably estimate with any degree of certainty the actual impact COVID-19 may have on our results of operations, financial position, and liquidity. The extent to which the COVID-19 pandemic may impact our business, operating results, financial condition, or liquidity will depend on future developments, including the duration of the outbreak, business and workforce disruptions, and the effectiveness of actions taken to contain and treat the disease.

Moreover, the effects of the COVID-19 pandemic may heighten many of the other risks described in this section including, but not limited to, interest rate changes, rating agency actions, governmental actions and market volatility.

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

Our utility customer rates have a material impact on our financial condition, results of operations, and liquidity. Our ability to obtain adjustments to those rates depends upon timely regulatory action under applicable statues and regulations. Rate regulation is based on providing an opportunity to recover costs that have been reasonably incurred and the ability to earn a reasonable rate of return on invested capital. However, we have no assurance that our regulators will consider all of our costs to have been reasonably incurred. In addition, our rate proceedings may not always result in rates that fully recover our costs or provide a reasonable return on equity. Certain costs and revenues are deferred as regulatory assets and liabilities for future recovery or refund to customers, as authorized by our regulators. If recovery of regulatory assets is not approved or is no longer deemed probable, these costs would be recognized as a current period expense and could materially and adversely impact our operations and financial performance in that period.

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

We are subject to environmental laws and regulations that affect the manner in which we conduct business, including capital expenditures, operating costs, and potential liabilities. Based upon early announcements, the new presidential administration is expected to undertake an active effort on climate change-related matters, including restrictions on greenhouse gas emissions, such as carbon. While it is difficult to know the extent of possible legislation or regulatory activity, it is expected there will be an increase in the number and scope of environmental laws and regulations. These laws and regulations may alter or limit our business plans, make them more costly, or expose us to liabilities for past, present, or future operations.

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

Our subsidiaries have incurred and are expected to continue to incur costs from more stringent regulation of GHG from power plants, natural gas delivery, greenhouse gases used in power distribution, and efficiencies lost during power distribution. While it is difficult to know the extent of possible legislation or regulatory activity, the federal government is likely to consider and pass some form of greenhouse gas legislation or regulations. In addition, litigation by environmental nongovernment organizations targeting GHG emissions from the electric power industry is also likely if the federal government fails to act on greenhouse gas initiatives.

Climate change could affect us in several other ways:

• Changes in weather patterns, including swings in intensity, could affect use of electricity and gas by our customers, affecting revenues; and could affect the condition of our facilities, affecting our costs.

• We may also incur costs associated with actions taken due to investor interest in reducing our subsidiaries' reliance on fossil fuel generation, and coal in particular. Investors may also move away from investing in fossil fuel generated electricity for reputational or perceived risk-related reasons, which could raise our costs of attracting capital.

• If we are not seen as being proactive in addressing concerns, we may experience reputational issues among our customers and the communities that we serve. Those issues could affect customers' energy choices, including efforts at self-supply, and could affect the handling and treatment of our rate requests and cost recovery.

These matters represent uncertainties in the operation and management of our business.

We face risk for the recovery of fuel and purchased power costs.

MGE has price risk exposure with respect to the price of natural gas, electricity, coal, emission credits, and oil. MGE burns natural gas in several of its peak electric generation facilities. In many cases, the cost of purchased power is tied to the cost of natural gas. In the event of an interruption in energy supply, whether due to equipment problems, transmission constraints, or otherwise, we may incur additional costs to obtain alternative sources of energy supply, in order to meet our contractual or regulatory obligations to our customers. Under the electric fuel rules, MGE would defer electric fuel-related costs that fall outside a symmetrical cost tolerance band. The tolerance band is defined by the PSCW and has been modified throughout the years based on market conditions and other relevant factors. Beginning in 2021, MGE is subject to a plus or minus 1% range. Prior to 2021, the range was set at 2%. Any over- or under-recovery of the actual costs in a year is determined in the following year and is then reflected in future billings to electric retail customers. Under the electric fuel rules, MGE would defer the benefit of lower costs, if its actual fuel costs fall outside the lower end of the range, and is required to defer costs, less any excess revenues, if its actual fuel costs exceed the upper end of the range. Excess revenues are defined as revenues in the year in question that provide MGE with a greater return on common equity than authorized by the PSCW in MGE's latest rate order. MGE assumes the risks and benefits of variances that are within the cost tolerance band.

Changes in federal income tax policy may adversely affect our financial condition, results of operations, and cash flows, as well as our subsidiaries' credit ratings.

We currently own and operate renewable energy generating facilities. These facilities generate production tax credits and investment tax credits that we use to reduce our federal tax obligations. The amount of tax credits we earn depends on multiple factors, including facility generation, the cost of qualifying property, and the applicable tax credit rate. The disallowance of these tax credits in whole or in part as a result of changes in tax law or regulation could adversely impact our earnings and cash flows.

If corporate tax rates or policies are changed with future federal or state legislation, we may be required to take material charges against earnings. The 2017 Tax Act is still being interpreted and implemented by the IRS as well as state income tax authorities, and the 2017 Tax Act could continue to be subject to potential amendments and technical corrections, any of which could lessen or increase certain adverse impacts of the 2017 Tax Act.

There is still uncertainty as to when or how credit rating agencies, capital markets, the FERC, or state public utility commissions will treat any additional impacts of the 2017 Tax Act. These impacts could subject us or any of our subsidiaries to further credit rating downgrades. It is unclear whether additional opportunities may evolve for us to manage the adverse impacts of the 2017 Tax Act. In addition, certain financial metrics used by credit rating agencies, such as our funds from operations-to-debt percentage, could be negatively impacted by future rulings related to the 2017 Tax Act.

We may not be able to use all tax credits for which we are eligible.

We have historically reduced our consolidated federal and state income tax liability with the use of various tax credits under the applicable tax codes. We may not be able to fully use tax credits if our future federal and state taxable income and related income tax liability is insufficient to permit their use. In addition, any future disallowance of some or all of those tax credits as a result of legislation or an adverse determination by one of the applicable taxing jurisdictions could materially affect our tax obligations and financial results.

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

The availability of coal and the means to transport coal could:

• Affect our operating costs due to increased costs associated with lower levels of generation or the need for alternate supply or alternate transportation,

• Limit the ability to generate electricity if the plant operator is unable to arrange adequate deliveries of coal, and

• Result in potentially higher costs for replacement purchased power as well as potential lost market sales opportunities.

A significant portion of our electric generating capacity is dependent on coal. Demand for coal has been impacted by prevailing prices for natural gas and coal plant closures and may affect mine performance. Consequently, we are exposed to the risk that counterparties to these contracts will not be able to fulfill their obligations. Disruption in the delivery of fuel, including disruptions as a result of transportation delays, weather, labor relations, force majeure events, or environmental regulations affecting any of our fuel suppliers, could limit our ability to generate electricity at our facilities at the desired level. Should counterparties fail to perform, or other unplanned disruptions occur, we may be forced to fulfill the underlying obligation at higher prices. The plant operators may also be forced to reduce generation at our jointly-held coal units, which would cause us to replace this generation through additional power purchases from third parties. These factors may also affect the terms under which any of the existing coal supply or transportation agreements are renewed or replaced upon the expiration of their current terms.

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

We are exposed to additional purchased power costs to the extent that our power needs cannot be fully covered by the supplies available from our existing facilities and contractual arrangements. Those needs, and our costs, could be affected by:

• Increased demand due to, for example, abnormal weather, customer growth, or customer obligations,

• The inability to transmit our owned or contracted power from the generation source to our customers due to transmission line constraints, outages, or equipment failures,

• Reductions in the availability of power from our owned or contracted generation sources due to equipment failures, shortages of fuel or environmental limitations on operations, and

• Failure to perform on the part of any party from which we purchase capacity or energy, whether due to equipment failures or other causes.

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

We face risk in connection with the completion of significant capital projects.

Our capital projects, such as our renewable generation projects, are subject to various risks that could cause costs to increase or delays in completion. These risks include shortages of, the inability to obtain, the cost of, and the consistency of, labor, materials and equipment; the inability of the contractors to perform under their contracts; the inability to agree to terms of contracts or disputes in contract terms; work stoppages; adverse weather conditions; the inability to obtain necessary permits in a timely manner; changes in applicable laws or regulations; adverse interpretation or enforcement of permit conditions; governmental actions; legal action; and unforeseen engineering or technology issues. In the case of our renewable generation projects, we may face delays in the completion of the necessary transmission system connection or upgrades to accommodate the project.

If a capital project exceeds the approved project costs approved by the PSCW, we may not be able to recover those excess costs through regulated customer rates. If that happens, we may have to finance overruns through cash from operations, which may delay other projects, or by securing additional financing. Any or all of these methods may not be available when or in the amounts needed or may adversely affect our financial condition, results of operations and cash flows.

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

Some of our current long-term goals include MGE's targeting of a net‐zero carbon electricity by 2050 and MGE's Energy 2030 framework, which describes our plan for growth in renewables generation. MGE is working to achieve a more sustainable energy future using cost‐effective renewable generation technologies. Management established these goals in conjunction with our board of directors based upon a number of different internal and external factors that characterize and influence our current and expected future activities. These long-term goals are based on certain assumptions regarding the timing, scope and relative costs of technological advancements, including generation, storage and energy use technologies; levels of customer participation in programs and partnerships, which will be critical to the achievement of the goals; our ability to transition or displace existing coal-fired resources on an ongoing basis; our ability to complete renewable generation projects in a timely manner and within approved budgets; our ability to obtain recovery of costs in rates; and our ability to obtain the necessary permits or licenses for such projects. These assumptions may differ materially from actual future results. Accordingly, we may not achieve our stated long-term goals in the timeframe projected or at all.

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

We are exposed to counterparty credit risk primarily through our regulated energy business.

Credit risk is the loss and additional expense that may result from counterparty nonperformance. We face credit risk primarily through MGE's regulated energy business. Failure of contractual counterparties to perform their obligations under purchase power agreements, commodity supply arrangements, or other agreements may result in increased expenses for MGE as a result of being forced to cover the shortfall in the spot or short-term market, where prices may be more volatile. That risk may be increased during periods of weak or stressed economic conditions.

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

The stock market can be volatile, and various factors could cause our stock price to decline.

The stock market has experienced, and may continue to experience, fluctuations that significantly impact the market prices of securities issued by many companies. Many factors affect the volatility and price of our common stock in addition to our operating results and prospects, including changes in conditions locally and in the broader economy. These conditions include technological change, the level of interest rates and yields on other investments, and the effects of the other risk factors discussed in this report. Our stock price could fluctuate significantly in response to our quarterly or annual results, as well as factors affecting the broader economy that are beyond our control.

Item 1B. Unresolved Staff Comments.

MGE Energy and MGE

None.

Item 2. Properties.

Electric Generation

Net summer rated capacity in service as of December 31, 2020, was as follows:

Plants	Location	Commercial Operation Date	Fuel	Nameplate Capacity (MW)	Net Summer Rated Capacity (MW)(a)	No. of Units
Steam plants:
Columbia	Portage, WI	1975 & 1978	Low-sulfur coal	211	216(b)(c)	2
Blount	Madison, WI	1957 & 1961	Gas	100	95(f)	2
WCCF	Madison, WI	2005	Gas/oil	157	126(d)	2
Elm Road Units	Oak Creek, WI	2010 & 2011	Coal	106	105(b)(e)	2
Combustion turbines	Madison, WI	1964-2000	Gas/oil	197	146(f)	6
	Marinette, WI
Portable generators	Madison, WI	1998-2019	Diesel	56	54(f)	58
Solar arrays	Middleton, WI	2020	Solar	5	3(f)(j)	1
	Madison, WI	2020	Solar	9	5(f)(j)	1
	Two Creeks, WI	2020	Solar	50	25(g)(j)	1
Wind turbines	Townships of Lincoln
	and Red River, WI	1999	Wind	11	1(f)	17
	Township of
	Brookfield, IA	2008	Wind	30	4(f)	18
	Counties of Dodge
	and Fond du Lac, WI	2008	Wind	18	2(h)	86
	Howard County, IA	2019	Wind	66	20(f)(i)	33
Total				1,016	802

(a)Net summer rated capacity is determined by annual testing (measured in July) and may vary from year to year due to, among other things, the operating and physical conditions of the units.

(b)Baseload generation.

(c)MGE's share. See "Columbia" below.

(d)Facility is jointly owned. Based on the terms of the joint plant agreement between MGE and the UW, the UW has the ability to reduce net capability of these units by approximately 17 MW in the summer. The net summer rated capacity shown reflects this decrease. See "WCCF" below.

(e)MGE's share. See "Elm Road Units" below.

(f)These facilities are owned by MGE.

(g) Facility is jointly owned with WPSC. Power from this facility is shared in proportion to each owner's ownership interest. MGE's share is 33%.

(h)Facility is jointly owned with WPL and WPSC. Power from this facility is shared in proportion to each owner's ownership interest. Commercial operation date of facility is 2008; MGE purchased its ownership interest in 2018. MGE's share is 12.8%.

(i)As of December 31, 2020, Saratoga had no summer net rated capacity that qualified for the yearly MISO capacity auction due to the timing of the completion of upgrades under the Generator Interconnection Agreement, which is planned for completion in July 2022.

(j)As of December 31, 2020, the solar arrays had no summer net rated capacity that qualified for the yearly MISO capacity auction due to the timing of the date they were placed into service.

Columbia

MGE and two other utilities jointly own Columbia, a coal-fired generating facility consisting of two units, which, as of December 31, 2020, accounted for 27% of MGE's net summer rated capacity. Power from this facility is shared in proportion to each owner's ownership interest. As of December 31, 2020, MGE had a 19% ownership interest in Columbia. The other owners are WPL, which operates Columbia, and WPSC. In February 2021, MGE and the other co-owners announced plans to retire Columbia. The co-owners intend to retire Unit 1 by the end of 2023 and Unit 2 by the end of 2024. Final timing and retirement dates for Units 1 and 2 are subject to PSCW and regional regulatory reviews, including identification and approval of energy and capacity resources to replace Columbia.

The Columbia units burn low-sulfur sub-bituminous coal obtained from the Powder River Basin coal fields located in Wyoming. The coal inventory supply for the Columbia units was approximately 70 days as of December 31, 2019, and approximately 71 days as of December 31, 2020.

Elm Road Units and WCCF

MGE Power Elm Road and two other utilities own undivided interests in the Elm Road Units, consisting of two units, which, as of December 31, 2020, accounted for 13% of MGE's net summer rated capacity. Power from these units is shared in proportion to each owner's ownership interest. MGE Power Elm Road owns an 8.33% ownership interest in the Elm Road Units, and its interest in the Elm Road Units is leased to MGE. The other owners are Wisconsin Energy Corporation, which operates the units, and WPPI Energy, Inc. The Elm Road Units burn bituminous coal obtained from northern West Virginia and southwestern Pennsylvania, and sub-bituminous coal from the Powder River Basin in Wyoming. MGE's share of the coal inventory supply for the Elm Road Units increased from approximately 53 days as of December 31, 2019, to approximately 83 days as of December 31, 2020. MGE Power Elm Road's share of the Elm Road Units is reflected in "Property, plant, and equipment, net" on MGE Energy's and MGE's consolidated balance sheets.

MGE Power West Campus and the UW jointly own undivided interests in a natural gas-fired cogeneration facility on the UW campus. The facility has the capacity to produce 30,000 tons of chilled water, 500,000 pounds per hour of steam, and approximately 150 MW of electricity. The UW owns 45% of the facility, which represents its interest in the chilled-water and steam assets. These assets are used to meet a part of the UW's need for air-conditioning and steam-heat capacity. MGE Power West Campus owns 55% of the facility, which represents its interest in the electric generating assets. These assets are used to provide electricity to MGE's customers. The UW's share of the plant and portion of the earnings from the WCCF are not reflected in the consolidated financial statements of MGE Energy or MGE. MGE Power West Campus's share of the plant is reflected in "Property, plant, and equipment, net" on MGE Energy's and MGE's consolidated balance sheets.

MGE leases MGE Power Elm Road's ownership interest in the Elm Road Units pursuant to two separate facility leases. MGE leases the electric generating assets owned by MGE Power West Campus and is responsible for operating the entire facility. At the end of the respective lease terms, MGE may, at its option, renew the facility lease for an additional term, purchase the leased ownership interest at fair market value, or allow the lease to end. The financial terms of the facility lease agreements are as follows:

Facilities	Assumed Capital Structure	Assumed Return on Equity	Lease Expiration
Elm Road Units	55% equity and 45% long-term debt	12.7%	Unit 1: 2040 Unit 2: 2041
WCCF	53% equity and 47% long-term debt	12.1%	2035

Electric and Gas Distribution Facilities

As of December 31, 2020, MGE owned 854 miles of overhead electric distribution line and 1,272 miles of underground electric distribution cable, all of which are located in Wisconsin. These electric distribution facilities are connected by 52 substations, installed with a capacity of 1,202,500 kVA. MGE's gas facilities include 2,990 miles of distribution mains, which are all owned by MGE.

A significant portion of MGE's electric and gas distribution facilities are located above or underneath highways, streets, other public places, or property otherwise not owned by MGE. MGE believes that it has satisfactory rights to use those places or property in the form of permits, grants, easements, and licenses; however, it has not necessarily undertaken to examine the underlying title to the land upon which the rights rest.

Encumbrances

The principal plants and properties of MGE are subject to the lien of its Indenture of Mortgage and Deed of Trust dated as of January 1, 1946, as amended and supplemented, under which MGE's first mortgage bonds are issued. As of December 31, 2020, there were $1.2 million of first mortgage bonds outstanding. MGE Power Elm Road has collaterally assigned its right to lease payments from MGE for the Elm Road Units in order to secure the repayment of $52.0 million of senior secured notes issued by MGE Power Elm Road. MGE Power West Campus has collaterally assigned its right to lease payments from MGE for the WCCF in order to secure the repayment of $37.7 million of senior secured notes issued by MGE Power West Campus. See Footnote 14 of the Notes to Consolidated Financial Statements in this Report for additional information regarding these first mortgage bonds and the entitlement of certain senior notes to be equally and ratably secured if MGE issues additional first mortgage bonds.

Item 3. Legal Proceedings.

MGE Energy and MGE

MGE Energy and its subsidiaries, including MGE, from time to time are involved in various legal proceedings that are handled and defended in the ordinary course of business.

See "Environmental" under Item 1. Business and Footnote 16.a. of the Notes to Consolidated Financial Statements in this Report for a description of several environmental proceedings involving MGE. See Footnote 16.b. of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data in this Report for a description of other legal matters.

Item 4. Mine Safety Disclosures.

MGE Energy and MGE - Not applicable.

PART II.

Item 5. Market for Registrants' Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market for Common Equity

MGE Energy

MGE Energy common stock is traded on Nasdaq under the symbol MGEE. As of January 31, 2021, there were approximately 38,996 shareholders of record. For additional information regarding dividends and dividend restrictions, see Footnote 15 of the Notes to the Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data in this Report.

MGE

As of January 31, 2021, there were 17,347,894 outstanding shares of MGE common stock, all of which were held by MGE Energy. There is no market for shares of common stock of MGE.

Issuer Purchases of Equity Securities

MGE Energy

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs(a)
October 1-31, 2020	7,460	$65.05	-	-
November 1-30, 2020	7,318	70.19	-	-
December 1-31, 2020	36,931	73.10	-	-
Total	51,709	$71.53	-	-

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

MGE

None.

Stock Performance Graph

The performance graph below illustrates a five-year comparison of cumulative total returns based on an initial investment of $1,000 in MGE Energy common stock, as compared with the Russell 2000 and the EEI Index for the period 2015 through 2020. The EEI Index reflects the consolidated performance of Edison Electric Institute investor-owned electric utilities.

Cumulative Five-Year Total Return Comparison

(assumes $1,000 invested on 12/31/2015 with dividends reinvested)

Value of Investment as of December 31,

	2015	2016	2017	2018	2019	2020
MGEE	$1,000	$1,439	$1,418	$1,377	$1,846	$1,675
Russell 2000	1,000	1,213	1,391	1,238	1,553	1,864
EEI Index	1,000	1,174	1,312	1,360	1,711	1,691

Item 6. Selected Financial Data.

MGE Energy, Inc.

(In thousands, except per share amounts)

	For the Years Ended December 31,
	2020	2019	2018	2017	2016
Summary of Operations
Operating revenues:
Electric	$394,372	$408,980	$402,001	$414,274	$410,202
Gas	144,261	159,875	157,767	148,825	134,543
Total operating revenues	538,633	568,855	559,768	563,099	544,745
Operating expenses	408,882	438,087	426,151	419,180	400,801
Other general taxes	19,754	19,858	19,410	19,294	20,062
Operating income	109,997	110,910	114,207	124,625	123,882
Other income, net	25,365	18,811	17,055	14,399	14,057
Interest expense, net	(23,521)	(23,063)	(19,609)	(19,324)	(19,866)
Income before taxes	111,841	106,658	111,653	119,700	118,073
Income tax provision(a)	(19,423)	(19,784)	(27,434)	(22,094)	(42,513)
Net income	$92,418	$86,874	$84,219	$97,606	$75,560
Average shares outstanding(b)	35,612	34,668	34,668	34,668	34,668
Basic and diluted earnings per share	$2.60	$2.51	$2.43	$2.82	$2.18
Dividends declared per share	$1.45	$1.38	$1.32	$1.26	$1.21

Assets
Electric	$1,421,302	$1,308,277	$1,193,083	$1,058,988	$1,038,308
Gas	444,702	408,001	377,005	354,875	329,538
Nonregulated energy operations	254,298	258,004	265,301	270,384	271,277
Transmission investments(a)	74,480	71,668	66,366	61,783	74,535
All others	495,483	443,278	465,661	485,548	465,202
Eliminations	(436,614)	(407,564)	(378,798)	(376,396)	(377,800)
Total assets	$2,253,651	$2,081,664	$1,988,618	$1,855,182	$1,801,060

Capitalization including Short-Term Debt
Common shareholders' equity	$976,000	$855,676	$816,644	$778,187	$724,088
Long-term debt(c)	524,074	543,400	497,896	422,613	387,124
Short-term debt	52,500	-	13,000	4,000	-
Total capitalization and short-term debt	$1,552,574	$1,399,076	$1,327,540	$1,204,800	$1,111,212

(a)In December 2017, a one-time tax impact, as a result of the 2017 Tax Act, decreased income tax provision and transmission investment $21.7 million and $20.4 million, respectively.

(b)In May 2020, MGE Energy issued 1.5 million shares of its common stock in an underwritten public offering.

(c)Includes long-term debt due within one year, debt issuance costs, and unamortized discount.

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

Our principal subsidiary is MGE, which generates and distributes electric energy, distributes natural gas, and represents a majority portion of our assets, liabilities, revenues, and expenses. MGE generates, purchases, and distributes electricity to approximately 157,000 customers in Dane County, Wisconsin, including the city of Madison, and purchases and distributes natural gas to approximately 166,000 customers in the Wisconsin counties of Columbia, Crawford, Dane, Iowa, Juneau, Monroe, and Vernon.

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

We have not included a discussion of results of operations and changes in financial position for the year ended

December 31, 2019, as compared to the year ended December 31, 2018. That discussion can be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on February 26, 2020.

Executive Overview

Our primary focus today and for the foreseeable future is our core utility customers at MGE as well as creating long-term value for our shareholders. MGE continues to face the challenge of providing its customers with reliable power at competitive prices. MGE works on meeting this challenge by investing in more efficient generation projects, including renewable energy sources. MGE continues to examine and pursue opportunities to reduce the proportion that coal generation represents in its generation mix, as evidenced by its most recent announcement of the retirement of Columbia and its growing ownership of renewable generation sources. MGE will continue to focus on growing earnings while controlling operating and fuel costs. MGE's goal is to provide safe and efficient operations in addition to providing customer value. We believe it is critical to maintain a strong credit rating consistent with financial strength in MGE as well as the parent company in order to accomplish these goals.

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

• Energy commodity prices, including natural gas prices,

• Equity price risk pertaining to pension related assets,

• Credit market conditions, including interest rates and our debt credit rating,

• Environmental laws and regulations, including adopted and pending environmental rule changes,

• Governmental efforts to address the COVID-19 pandemic, including restrictions on activity, increased employee health and welfare costs, and precautions for dealing with members of the public, and

• Other factors listed in Item 1A. Risk Factors of this Report.

For the year ended December 31, 2020, MGE Energy's earnings were $92.4 million or $2.60 per share compared to $86.9 million or $2.51 per share for the same period in the prior year. MGE's earnings for the year ended December 31, 2020, were $63.1 million compared to $58.4 million for the same period in the prior year.

MGE Energy's net income was derived from our business segments as follows:

(In millions)	Year Ended December 31,
Business Segment:	2020	2019
Electric Utility	$50.5	$46.3
Gas Utility	14.2	14.1
Nonregulated Energy	20.8	20.4
Transmission Investments	7.4	6.9
All Others	(0.5)	(0.8)
Net Income	$92.4	$86.9

Our net income during 2020 compared to 2019 primarily reflects the effects of the following factors:

Electric Utility

Electric net income increased primarily due to AFUDC equity earned from the construction of Two Creeks and Badger Hollow I and II and savings in operating and maintenance costs. An increase in assets included in rate base also contributed to increased earnings for 2020. A reduction of retail sales driven by the impacts of COVID-19 and associated governmental regulations affected electric earnings in 2020. During 2020, commercial retail sales decreased approximately 7%, compared to the same period in the prior year. This decrease was partially mitigated by an increase in residential sales of approximately 6%, compared to the same period in the prior year. As businesses shifted their workforce to a remote work environment, residential sales increased.

During 2020, the following events occurred:

2019/2020 Rate Change Settlement: In December 2018, the PSCW approved a settlement agreement between MGE and intervening parties in the then-pending rate case. The settlement decreased electric rates by 2.24%, or $9.2 million, in 2019. The decrease in electric rates reflected the ongoing impacts of the 2017 Tax Act. Lower fuel costs and an increase in rate base from renewable generation assets further impacted the rate change. In 2020, electric rates decreased a further 0.84%, or $3.4 million, as approved by the PSCW in December 2019 in MGE's 2020 Fuel Cost Plan, which reflected lower fuel costs. The settlement agreement increased gas rates by 1.06%, or $1.7 million, in 2019 and 1.46%, or $2.4 million, in 2020. The gas increase covered infrastructure costs. It also reflected the impacts of the 2017 Tax Act.

PSCW Approval of Deferral of Pension and Other Postretirement Benefit Costs: As a result of lower investment returns in the fourth quarter of 2018, pension and postretirement benefit costs increased in 2019. In August 2019, the PSCW approved MGE's request to defer the difference between estimated pension and other postretirement costs included in the 2019 and 2020 rate settlement and actual costs incurred. During 2019, MGE deferred approximately $6.2 million of pension and other postretirement costs. During 2020, MGE collected approximately $0.9 million of pension and other postretirement costs, which reduced the amount deferred in 2019. Net pension and other postretirement costs deferred over the two-year period is approximately $5.3 million as of December 31, 2020. The net deferred costs were factored into the 2021 rate settlement.

Utility Solar: Larger solar generation projects recently completed or under construction are shown in the following table. Incurred costs are reflected in "Property, plant, and equipment, net" for projects placed in service or "Construction work in progress" for projects under construction on the consolidated balance sheets. MGE has received specific approval to recover 100% AFUDC on Two Creeks and Badger Hollow I and II. After tax, MGE recognized $3.4 million, $2.2 million, and $0.2 million of AFUDC equity on Two Creeks and Badger Hollow I and II, respectively, during construction.

Project	Ownership Interest	Share of Generation	Share of Estimated Costs	Costs Incurred as of December 31, 2020(a)	Date of Commercial Operation
Two Creeks	33%	50 MW	$65 million	$62.9 million	November 2, 2020
Badger Hollow I	33%	50 MW	$65 million	$54.7 million	April 2021(b)
Badger Hollow II	33%	50 MW	$65 million	$5.2 million	December 2022(b)
O'Brien	100%	20 MW	$32 million	$7.6 million	Mid 2021(b)

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

Deferred Fuel Costs – Subject to Refund: As of December 31, 2020, MGE had deferred $3.2 million of 2020 fuel savings. These costs will be subject to the PSCW's annual review of 2020 fuel costs, expected to be completed during 2021.

During 2021, several items may affect us, including:

2021 Rate Settlement Agreement: In December 2020, the PSCW approved MGE's settlement agreement for its 2021 rate case. The settlement agreement has a zero percent increase for electric rates and an approximately 4% increase for gas rates in 2021. See "Other Matters" below for additional information on the 2021 rate settlement agreement.

2019 Annual Fuel Proceeding: The PSCW issued a final decision in the 2019 fuel rules proceedings regarding $1.5 million of deferred savings giving MGE the option either to use the $1.5 million as part of the settlement to MGE's 2021 rate case or to refund the balance to customers in October 2020. MGE elected to include the savings as part of the 2021 Rate Settlement Agreement described above, reducing electric retail rates as opposed to a one-time credit back to retail customers. There was no change to the refund in the fuel rules proceedings from the amount MGE deferred in the previous year.

Tax Reform: Pursuant to the 2017 Tax Act, deferred income tax balances as of December 31, 2017, were remeasured to reflect the decrease in the corporate tax rate. A regulatory liability of approximately $131 million was recorded to reflect the fact that changes in income taxes are generally passed through in customer rates for the regulated utility. The amount and timing of the cash impact will depend on the period over which certain income tax benefits are provided to customers. Approximately $117 million of the regulatory liability is a protected benefit that is being returned to customers using a normalization method of accounting. IRS normalization rules limit the rate at which MGE can return the benefits to customers. As determined in the rate settlement agreement for 2019 and 2020, MGE has included approximately $8.3 million of the protected benefit in base rates. The approved rate settlement agreement for 2021 includes approximately $5.3 million of the protected benefit in base rates and $18.2 million of the unprotected benefit in electric base rates. The collection of the remaining unprotected portion related to gas will be addressed by the PSCW in a future rate case.

ATC Return on Equity: Several parties have filed complaints with the FERC seeking to reduce the ROE used by MISO transmission owners, including ATC. Any change to ATC's ROE could result in lower equity earnings and distributions from ATC in the future. We derived approximately 8.0% of our net income for the year ended December 31, 2020, from our investment in ATC. See "Other Matters" below for additional information concerning ATC.

Environmental Initiatives: There are proposed legislative rules and initiatives involving matters related to air emissions, water effluent, hazardous materials, and greenhouse gases, all of which affect generation plant capital expenditures and operating costs as well as future operational planning. At present, it is unclear how the changes in the presidential, congressional, and EPA administrations may affect existing, pending or new legislative or rulemaking proposals or regulatory initiatives. Such legislation and rulemaking could significantly affect the costs of owning and operating fossil-fueled generating plants. We would expect to seek and receive recovery of any such costs in rates. However, it is difficult to estimate the amount of such costs due to the uncertainty as to the timing and form of the legislation and rules, and the scope and time of the recovery of costs in rates, which may lag after those costs have been incurred.

EPA’s Affordable Clean Energy (ACE) Rule: In January 2021, the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit) vacated and remanded to the EPA the ACE Rule and the repeal of the predecessor Clean Power Plan Rule, both of which regulated greenhouse gas emissions from existing electric generation units pursuant to Section 111(d) of the Clean Air Act. MGE is still evaluating this D.C. Circuit decision for what impacts it may have to MGE operations. MGE will continue to evaluate the rule development and monitor ongoing and potential legal proceedings.

Future Generation - Riverside: In 2016, MGE entered into an agreement with WPL under which MGE may acquire up to 50 MW of capacity in a gas-fired generating plant being constructed by WPL at its Riverside Energy Center in Beloit, Wisconsin, during the five-year period following the in-service date of the plant. The plant was placed in service in May 2020. MGE has not yet determined whether it will exercise its option in the Riverside plant. A determination will be made based on a variety of factors during the option period. If MGE acquires 50 MW of capacity, the estimated cost would be approximately $50 million.

Columbia: In February 2021, MGE, along with the co-owners, announced plans to retire the two unit coal-fired Columbia generating plant near Portage, Wisconsin. MGE currently owns 19% of the facility. The co-owners intend to retire Unit 1 by the end of 2023 and Unit 2 by the end of 2024. Final timing and retirement dates for Units 1 and 2 are subject to PSCW and regional regulatory reviews, including identification and approval of energy and capacity resources to replace Columbia. MGE continues to evaluate additional investments to replace the generation from Columbia while maintaining electric service reliability. These investments include cost-effective, clean energy projects to help achieve MGE's carbon reduction goals. See "Capital expenditures" below for additional information on forecasted capital expenditures.

Paris Solar-Battery Park: In February 2021, MGE, We Energies, and WPSC, filed a joint application with the PSCW for approval to acquire and construct the Paris Solar-Battery Park in the Town of Paris in Kenosha County, Wisconsin. If approved, MGE will own 20 MW of solar generation capacity and 11MW of battery storage. MGE's share of capital costs is expected to be approximately $43 million and the project is anticipated to be completed by 2023.

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

We discuss various COVID-19-related events and their effects below:

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

o Regulatory – PSCW Orders: On March 24, 2020, the PSCW ordered changes to the tariff provisions of all public utilities in Wisconsin in response to the COVID-19 pandemic. The order prohibited late payment charges, service disconnections, service refusals, and cash deposits as a condition of service. The order also required utilities to offer deferred payment arrangements to customers. The order resulted in increased bad debt expense and foregone revenue from late payment charges. This order, as it pertained to the prohibitions on service disconnections for residential customers, was in effect until November 1, 2020, at which time the annual winter disconnection moratorium began and continues until April 15, 2021. All other restrictions were lifted in July 2020. As permitted by regulatory action, MGE notified the PSCW of its election to continue to waive late fees until April 1, 2021, for all customer classes and seek recovery in a future period.

On March 24, 2020, the PSCW issued a further order authorizing deferral of expenditures incurred to ensure the provision of safe, reliable, and affordable access to utility services during the COVID-19 pandemic and late payment charges. Expenditures included items such as bad debt expense and personal protective equipment. Foregone revenue from late payment charges and the potential delay in payments from customers is expected to impact the timing of cash inflows. Subject to PSCW approval of recovery, foregone late payment charges are expected to be recognized as revenue when they are collected from customers, and deferred expenditures are expected to be recognized as a regulatory asset as costs are incurred (meaning that those expenditures will affect cash flows when paid but will not affect income until recovery is permitted by the PSCW). Recovery of expenditures and late payment charges is expected to be addressed in future rate proceedings. While management believes that cost recovery is probable, the timing of collection from customers cannot be estimated at this time. Management will continue to assess the probability of recovery of deferred costs as the COVID-19 pandemic progresses.

• Liquidity: We remain focused on maintaining strong credit quality. Subject to the duration and severity of the COVID-19 pandemic, we believe we have adequate liquidity on hand to support future operations and capital expenditures over the next twelve months. See "Liquidity and Capital Resources – Credit Facilities" below for more information about our credit facilities.

• Revenue and Expense Impacts: We began to see the impacts of COVID-19 and associated governmental regulations on customer demand in late March through the remainder of 2020 and continue to see lower retail sales. Commercial sales were down approximately 7% in 2020 compared to the same period in the prior year. In 2020, the reduction in revenue due to COVID-19 and associated governmental regulations was partially offset by cost containment measures. Residential sales increased approximately 6% in 2020 compared to the same period in the prior year. This effect was driven by businesses shifting their workforces to a remote work environment. We expect the commercial and residential sales trends to continue in 2021. We will continue to assess the degree to which our discretionary operations and maintenance expenses and capital spending can be reduced. This reduction has consisted, and is expected to continue to consist of deferring nonessential spending and management efforts to control spending, which includes travel, conferences, and other discretionary costs.

• Capital Expenditures: During 2020, we shifted the timing of expenditures for current and forecasted capital projects. COVID-19 and associated governmental regulations did not significantly delay or disrupt the Two Creeks solar project, which entered commercial operation in November 2020. Badger Hollow I solar project was expected to be completed in 2020 and is now expected to be completed in April 2021. Badger Hollow II was expected to be completed in 2021 and is now expected to be completed in December 2022. The O'Brien solar project was expected to be completed by January 1, 2021 and is now expected to be completed in mid-2021. We have delayed other non-essential utility capital expenditures initially planned for 2020. No significant increase in costs is expected due to the delay. These updates have been reflected in our 2021-2023 capital expenditure forecast included under "Liquidity and Capital Resources" below.

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

As the duration of general economic disruption continues, so does the potential of a material adverse impact on our business. For this reason, although sales for 2020 were negatively impacted by COVID-19 and associated governmental regulations, we cannot reasonably estimate with any degree of certainty the actual impact they may have on future results of operations, financial position, and liquidity. See Part II, Item 1A. "Risk Factors" "Pandemic virus or diseases, including COVID-19, could have a material adverse effect on our business, financial condition and liquidity."

The following discussion is based on the business segments as discussed in Footnote 22 of the Notes to Consolidated Financial Statements in this Report.

Results of Operations

Results of operations include financial information prepared in accordance with GAAP and electric and gas margins, both of which are non-GAAP measures. Electric margin (electric revenues less fuel for electric generation and purchase power costs) and gas margin (gas revenues less cost of gas sold) are non-GAAP measures because they exclude items used in the calculation of the most comparable GAAP measure, operating income. These exclusions consist of nonregulated operating revenues, other operations and maintenance expense, depreciation and amortization expense, and other general taxes expense. Thus, electric and gas margin are not measures determined in accordance with GAAP.

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

Year Ended December 31, 2020, Versus the Year Ended December 31, 2019

	Year Ended December 31,
(In millions)	2020	2019	$ Change
Electric revenues	$393.7	$408.3	$(14.6)
Fuel for electric generation	(41.7)	(52.0)	10.3
Purchased power	(42.9)	(41.5)	(1.4)
Total Electric Margins (non-GAAP)	309.1	314.8	(5.7)

Gas revenues	144.3	159.9	(15.6)
Cost of gas sold	(63.7)	(79.8)	16.1
Total Gas Margins (non-GAAP)	80.6	80.1	0.5

Other operating revenues	0.7	0.7	-
Other operations and maintenance	(186.4)	(193.3)	6.9
Depreciation and amortization	(74.2)	(71.6)	(2.6)
Other general taxes	(19.8)	(19.8)	-
Operating Income	$110.0	$110.9	$(0.9)

Operating income for 2020 compared to 2019 primarily reflects the effects of the following factors:

• Electric revenues and fuel costs

o A $14.6 million decrease in electric revenue driven by lower commercial sales as a result of the COVID-19 pandemic and associated governmental regulations and restrictions on activity, partially offset by increased residential sales. Commercial retail sales decreased by 7.2% and residential sales increased by 5.9%, when compared to the prior year.

o A $10.3 million decrease in fuel for electric generation reflecting lower generation and market costs and a decrease in overall customer demand.

o A $1.4 million increase in purchased power costs costs primarily due to higher market purchases as a result of lower internal generation.

• Gas revenues and cost of gas sold

o A $15.6 million decrease in gas revenues driven by lower customer demand resulting from milder weather in the first and fourth quarters of 2020 and lower cost of gas, which is recovered on a pass-through basis in revenues.

o A $16.1 million decrease in cost of gas sold driven by lower cost per therm of gas. Average cost per therm decreased approximately 11%.

• A $6.9 million decrease in other operations and maintenance. See "Consolidated operations and maintenance expenses" section below for a description of the factors contributing to the decrease.

• A $2.6 million increase in depreciation and amortization expense driven by the timing of the commercial operation of Saratoga that took place in February 2019 as discussed in the "Consolidated depreciation expense" section below.

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the years indicated:

(In thousands, except cooling	Revenues			Sales (kWh)
degree days)	2020	2019	% Change	2020	2019	% Change
Residential	$146,431	$140,006	4.6%	882,991	833,646	5.9%
Commercial	198,043	213,265	(7.1)%	1,710,885	1,844,050	(7.2)%
Industrial	11,514	12,772	(9.8)%	160,840	171,932	(6.5)%
Other-retail/municipal	32,915	35,174	(6.4)%	346,252	364,254	(4.9)%
Total retail	388,903	401,217	(3.1)%	3,100,968	3,213,882	(3.5)%
Sales to the market	4,015	5,664	(29.1)%	141,454	168,833	(16.2)%
Other revenues	774	1,404	(44.9)%	-	-	-%
Total	$393,692	$408,285	(3.6)%	3,242,422	3,382,715	(4.1)%

Cooling degree days (normal 681)				733	657	11.6%

Electric Margin

Electric margin, a non-GAAP measure, decreased $5.7 million during 2020 compared to 2019, due to the following:

(In millions)
Decrease in commercial, industrial and other volume	$(7.3)
Customer fixed and demand charges	(4.0)
Rate changes	(3.6)
Other	(0.7)
Revenue subject to refund, net	(0.2)
Increase in residential volume	5.4
Decreased fuel costs	4.7
Total	$(5.7)

• Commercial, industrial, and other retail volume. During 2020, there was a 7.2% reduction in commercial sales compared to the same period in the prior year driven by impacts from the COVID-19 pandemic and associated governmental regulations and restrictions on activity.

• Customer fixed and demand charges. During 2020, fixed and demand charges decreased $4.0 million primarily attributable to the decrease in demand charges for commercial customers. The COVID-19 pandemic and associated governmental regulations and restrictions on activity impacted commercial business operations leading to reduced sales.

• Rate changes. Rates charged to retail customers during 2020, were $3.6 million lower than those charged during the same period in the prior year. In December 2019, the PSCW approved the 2020 Fuel Cost Plan, which reflected lower fuel costs and authorized MGE to decrease 2020 rates for electric retail customers by 0.84%.

• Revenue subject to refund. For cost recovery mechanisms, any over-collection of revenues resulting from the amount of costs authorized to be collected from customers in rates exceeding actual costs is recorded as a reduction of revenue in the period incurred, as the over-collection is expected to be refunded to customers in a subsequent period.

• Residential volume. During 2020, there was a 5.9% increase in residential sales driven by the impacts from the COVID-19 pandemic and associated governmental regulations and restrictions on activity. As businesses shifted their workforce to a remote work environment, residential sales increased.

• Fuel costs. Fuel costs decreased during 2020, primarily as a result of lower costs to generate electricity and lower required generation due to lower customer demand.

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class during each of the years indicated:

(In thousands, except HDD and average rate per therm of retail customer)	Revenues			Therms Delivered
	2020	2019	% Change	2020	2019	% Change
Residential	$88,765	$95,146	(6.7)%	102,477	111,144	(7.8)%
Commercial/Industrial	49,682	59,051	(15.9)%	92,883	104,740	(11.3)%
Total retail	138,447	154,197	(10.2)%	195,360	215,884	(9.5)%
Gas transportation	5,713	5,293	7.9%	76,022	75,902	0.2%
Other revenues	101	385	(73.8)%	-	-	-%
Total	$144,261	$159,875	(9.8)%	271,382	291,786	(7.0)%
Heating degree days (normal 7,050)				6,799	7,406	(8.2)%
Average rate per therm of retail customer	$0.709	$0.714	(0.7)%

Gas Margin

Gas margin, a non-GAAP measure, increased $0.5 million during 2020 compared to 2019, due to the following:

(In millions)
Rate changes	$2.1
Other	0.9
Revenue subject to refund, net	0.7
Decrease in volume	(3.2)
Total	$0.5

• Rate changes. In December 2018, the PSCW authorized MGE to increase 2020 rates for retail gas customers by 1.46%.

• Other. During 2020, other charges primarily increased as a result of increased revenue from fixed charges attributable to the increase in gas residential customers.

• Revenue subject to refund. For cost recovery mechanisms, any over-collection of revenues resulting from the amount of costs authorized to be collected from customers in rates exceeding actual costs is recorded as a reduction of revenue in the period incurred, as the over-collection is expected to be refunded to customers in a subsequent period.

• Volume. During 2020, retail gas deliveries decreased 9.5% compared to the same period in the prior year primarily related to less favorable weather conditions in the first and fourth quarters of 2020.

Consolidated operations and maintenance expenses

For 2020, operations and maintenance expenses decreased $6.9 million, compared to the same period in the prior year. The following contributed to the net change:

(In millions)
Decreased administrative and general costs	$(3.5)
Decreased electric production costs	(1.8)
Decreased transmission costs	(1.2)
Decreased electric distribution costs	(0.4)
Decreased other costs	(0.7)
Increased gas distribution costs	0.7
Total	$(6.9)

• Decreased administrative and general costs are primarily related to a decrease in stock price reducing the fair value associated with the outstanding performance unit awards, which are remeasured quarterly. See

Footnote 12 of the Notes to Consolidated Financial Statements in this Report for additional information on performance unit awards. Other drivers included a reduction in nonessential spending driven by the COVID-19 pandemic and associated governmental regulations and management efforts to control spending, which includes training, travel expenses, and other discretionary spending.

• Decreased electric production expenses are primarily related to decreased operations and maintenance costs at the Elm Road Units, Columbia, and Forward Wind facility. Scheduled maintenance outages were delayed or reduced in 2020.

• Decreased transmission costs are related to lower transmission rates in 2020. The 2020 transmission rates reflect adjustments from a lower return on equity, ordered in FERC proceedings, for prior year rates. The lower transmission rate is reflected in customer revenue as revenue subject to refund.

Consolidated depreciation expense

Electric depreciation expense increased $1.9 million and gas depreciation expense increased $0.7 million for 2020, compared to the same period in the prior year. MGE placed the Saratoga Wind Farm in service in February 2019. Timing of the in-service date contributed to the increase in electric depreciation expense.

Nonregulated Energy Operations - MGE Energy and MGE

The nonregulated energy operations are conducted through MGE Energy's subsidiaries: MGE Power Elm Road (the Elm Road Units) and MGE Power West Campus (WCCF), which have been formed to own and lease electric generating capacity to assist MGE. For 2020 and 2019, net income at the nonregulated energy operations segment was $20.8 million and $20.4 million, respectively.

Transmission Investment Operations - MGE Energy

The transmission investment segment holds our interest in ATC and ATC Holdco, and its income reflects our equity in the earnings of those investments. ATC Holdco was formed in December 2016 to pursue transmission development opportunities which typically have long development and investment lead times before becoming operational. ATC Holdco's future transmission development activities have been suspended for the near term. During 2020 and 2019, other income at the transmission investment segment primarily reflects ATC's operations and was $10.2 million and $9.5 million, respectively. In May 2020, the FERC issued an opinion further refining the methodology for setting the ROE that electric utilities are authorized to earn. See Footnote 7.b. of the Notes to Consolidated Financial Statements in this Report and "Other Matters" below for additional information concerning ATC and summarized financial information regarding ATC.

Consolidated Income Taxes - MGE Energy and MGE

In 2020, the effective electric tax rate decreased as a result of higher AFUDC equity from Two Creeks and Badger Hollow I and II, which is not included in taxable income, and a tax credit generated by the Saratoga Wind Farm. See Footnote 10 of the Notes to Consolidated Financial Statements in this Report for details of effective income tax rates for continuing operations.

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

	Year Ended December 31,
(In millions)	2020	2019
MGE Power Elm Road	$15.2	$15.1
MGE Power West Campus	7.2	7.2

Liquidity and Capital Resources

Subject to the duration and severity of the COVID-19 pandemic, MGE Energy and MGE expect to have adequate liquidity to support future operations and capital expenditures over the next twelve months. Available resources include cash and cash equivalents, operating cash flows, liquid assets, borrowing capacity under revolving credit facilities, and access to equity and debt capital markets. MGE Energy expects to generate funds from both long-term debt financing, including tax exempt debt and short-term debt financing, and, if needed, could issue new shares through its Direct Stock Purchase and Dividend Reinvestment Plan.

Cash Flows

The following summarizes cash flows for MGE Energy and MGE during 2020 and 2019:

	MGE Energy		MGE
(In thousands)	2020	2019	2020	2019
Cash provided by/(used for):
Operating activities	$172,443	$130,475	$166,318	$125,870
Investing activities	(210,412)	(172,357)	(205,261)	(164,818)
Financing activities	59,194	(17,233)	39,818	37,807

Cash Provided by Operating Activities

MGE Energy

MGE Energy's consolidated net cash provided by operating activities is derived mainly from the electric and gas operations of its principal subsidiary, MGE.

Cash provided by operating activities for 2020 was $172.4 million, an increase of $41.9 million when compared to the prior year.

MGE Energy's net income increased $5.5 million for 2020 when compared to the prior year.

MGE Energy's federal and state taxes paid decreased $6.2 million during 2020, when compared to the prior year. The decrease in taxes paid is primarily related to increased production and investment tax credits.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $0.1 million in cash used for operating activities for 2020, primarily due to decreased current liabilities, increased accounts receivable, and increased unbilled revenues, partially offset by increased accounts payable.

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

Hosted software asset expenditures during 2020 were $2.4 million. This amount represents a decrease of $4.2 million of cash used when compared to the prior year.

MGE

Cash provided by operating activities for 2020 was $166.3 million, an increase of $40.4 million when compared to the prior year.

Net income increased $4.7 million for 2020, when compared to the prior year.

MGE's federal and state taxes paid decreased $6.2 million during 2020, when compared to the prior year. The decrease in taxes paid is primarily related to increased production and investment tax credits.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $2.1 million in cash provided by operating activities for 2020, primarily due to increased accounts payable, partially offset by decreased current liabilities, increased accounts receivable, and increased unbilled revenues.

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

Hosted software asset expenditures during 2020 were $2.4 million. This amount represents a decrease of $4.2 million of cash used when compared to the prior year.

Capital Requirements and Investing Activities

MGE Energy

MGE Energy's cash used for investing activities increased $38.1 million for 2020 when compared to the prior year.

Capital expenditures for 2020 were $203.1 million. This amount represents an increase of $39.1 million from the expenditures made in the prior year. This increase primarily reflects expenditures on the construction of Two Creeks and Badger Hollow I and II, which increased $25.3 million over the prior year.

Capital contributions in ATC and other investments decreased $2.2 million for 2020 when compared to the prior year.

MGE

MGE's cash used for investing activities increased $40.4 million for 2020 when compared to the prior year.

Capital expenditures for 2020 were $203.1 million. This amount represents an increase of $39.1 million from the expenditures made in the prior year. This increase primarily reflects expenditures on the construction of Two Creeks and Badger Hollow I and II, which increased $25.3 million over the prior year.

Capital expenditures

The following table shows MGE Energy's actual capital expenditures for both 2020 and 2019, and forecasted capital expenditures for 2021 through 2023:

(In thousands)	Actual		Forecasted
For the years ended December 31,	2019	2020	2021	2022	2023
Electric	$125,086	$162,210	$155,200	$136,800	$168,200
Gas	36,193	36,906	41,400	33,300	29,700
Utility plant total	161,279	199,116	196,600	170,100	197,900
Nonregulated	2,757	4,023	5,400	5,100	11,000
MGE Energy total	$164,036	$203,139	$202,000	$175,200	$208,900

MGE Energy used internally generated funds from operations, short-term borrowings under existing lines of credit, cash raised in the public markets from its May 2020 equity issuance, and long-term external financing to meet its 2020 capital requirements and cash obligations, including dividend payments. With respect to the next 12 months, MGE Energy expects to raise capital from both long-term debt and short-term debt financing, and, if needed, through the issuance of new shares under its Direct Stock Purchase and Dividend Reinvestment Plan. MGE's Energy 2030 framework details our plan for growth in generation for renewables. This growth is expected to continue as legacy fossil fuel-fired facilities are retired and replaced with renewables, such as wind and solar assets, and battery storage solutions are developed and implemented. Beyond 2030, MGE is targeting net-zero carbon electricity by 2050. These solar, wind, and battery storage projects are a major step toward deep decarbonization and greater use of clean energy sources in pursuit of our goal. MGE is seeking to address new generation needs through additional investments in renewable generation. MGE continues to evaluate solar, wind, and battery storage projects that align with its goals. MGE also seeks to mitigate volatility in retail electric rates through the use of fuel savings and the tax benefits of renewables. In conjunction with project evaluation, MGE is exploring various ownership structures and ratemaking alternatives to mitigate rate impacts.

In November 2020, construction of the Two Creeks solar project was completed. Total cost excluding AFUDC was approximately $62.9 million. RER solar projects Morey Field serving the City of Middleton and Middleton-Cross Plains School District and Dane County Airport were completed in July and December 2020, respectively. These renewable generation projects represent progress towards our net-zero carbon goal.

Forecasted capital expenditures are based upon management's assumptions with respect to future events, including the timing and amount of expenditures associated with environmental compliance initiatives, legislative and regulatory action, customer demand and support for electrification and renewable energy resources, energy conservation programs, load growth, the timing of any required regulatory approvals, and the adequacy of rate recovery. Actual events may differ materially from these assumptions and result in material changes to those forecasted amounts.

Our forecasted capital expenditures reflect the following projects:

Badger Hollow I and II Solar Generation Project: Badger Hollow I and II, located in Wisconsin, are jointly owned. MGE's ownership share is 33%. Badger Hollow I is expected to be completed in April 2021 and Badger Hollow II is expected to be completed in December 2022. Each phase of the project is expected to be approximately $65 million. As of December 31, 2020 and 2019, capital expenditures, excluding AFUDC, were $55.3 million and $6.8 million, respectively.

Service Area Renewable Solar Projects: The RER program allows MGE to partner with a large energy user to tailor a renewable energy solution and related project financing to meet a customer's specific energy needs. The forecasted capital expenditures related to these local solar projects are expected to be approximately $37 million for the years 2021 through 2023. Construction of a 20MW RER project (O'Brien Solar Fields, primarily serving governmental entities) has begun and is expected to be completed by mid-2021. MGE is currently awaiting PSCW approval for an additional 8MW RER project serving the City of Madison and Madison Metropolitan School District.

Generation Projects for Replacement of Columbia: In February 2021, MGE, along with its co-owners, announced plans to retire Columbia Unit 1 by the end of 2023 and Unit 2 by the end of 2024. MGE continues to evaluate additional investments to replace the generation from Columbia while maintaining electric service reliability. These investments include cost-effective, clean energy projects to help achieve MGE's carbon reduction goals, including the recent announcement of the Paris Solar-Battery Park (20 MW of solar generation capacity and 11 MW of battery storage) expected to be completed by 2023. Approximately $150 million has been included in forecasted capital expenditures for the years 2021 through 2023 for projects to replace Columbia's generation, which includes MGE's $43 million share of estimated capital expenditures for the Paris Solar-Battery Park. Additional capital expenditures are expected to continue beyond 2023.

Enterprise Forward: Enterprise Forward is a multi-year information technology project, which includes implementation of a new customer information system and other applications. MGE is currently half way through this transformational program. There is approximately $50 million of forecasted capital expenditures for the years 2021 through 2023.

Electric and Gas Distribution: In 2022 and 2023, electric and gas distribution include expenditures for enhanced metering solutions to provide customers with more timely and detailed energy use information. Investments in advanced metering infrastructure will provide additional benefits including outage and demand response and automated meter reading capabilities. Forecasted capital expenditures in those years is approximately $20 million.

Electric Production: MGE has consistently valued reliability for its electric and natural gas utility customers. MGE utilizes backup generation programs to provide significant capacity sources for overall system reliability and resiliency. Forecasted capital expenditures in 2021 and 2023 include additional projects of approximately $7 million related to these programs.

Financing Activities

MGE Energy

Cash provided by MGE Energy's financing activities was $59.2 million for 2020, compared to $17.2 million of cash used for financing activities in 2019.

For 2020, cash dividends paid were $51.7 million compared to $47.8 million in the prior year. This increase was a result of a higher dividend per share ($1.45 vs. $1.38) and a greater number of outstanding shares as a result of the May 2020 equity issuance.

During 2020, MGE Energy issued common stock for net proceeds of $79.6 million, which are being used for general corporate purposes including funding capital expenditures at MGE, such as Two Creeks, Badger Hollow I and II, Renewable Energy Rider solar projects, and other capital projects.

During 2020, MGE borrowed $19.3 million through the issuance of Industrial Development Revenue Refunding Bonds which was used to refinance $19.3 million of existing Industrial Development Revenue Refunding Bonds at a lower interest rate. During 2020, MGE made repayments of $15.0 million for a maturing long-term note. During 2019, MGE issued $50.0 million of senior unsecured notes, which was used to assist with financing additional capital expenditures, including Two Creeks and Badger Hollow I, maturing short-term debt, and other corporate obligations.

For 2020, net short-term debt borrowings were $52.5 million compared to net short-term debt repayments of $13.0 million in the prior year.

MGE

During 2020, cash provided by MGE's financing activities was $39.8 million, compared to $37.8 million of cash provided by financing activities in 2019.

Capital contributions made by MGE Energy to MGE were $30.0 million in 2020, compared to $30.5 million in 2019.

Distributions to parent (MGE Energy) from noncontrolling interest, which represent distributions from MGE Power Elm Road and MGE Power West Campus, were $21.5 million for 2020, compared to $23.5 million in the prior year. The noncontrolling interest arises from the accounting required for the entities, which are not owned by MGE but are consolidated as VIEs.

During 2020, MGE borrowed $19.3 million through the issuance of Industrial Development Revenue Refunding Bonds which was used to refinance $19.3 million of existing Industrial Development Revenue Refunding Bonds at a lower interest rate. During 2020, MGE made repayments of $15.0 million for a maturing long-term note. During 2019, MGE issued $50.0 million of senior unsecured notes, which was used to assist with financing additional capital expenditures, including Two Creeks and Badger Hollow I, maturing short-term debt, and other corporate obligations.

For 2020, net short-term debt borrowings were $52.5 million compared to net short-term debt repayments of $13.0 million in the prior year.

Dividend Restrictions

Dividend payments by MGE to MGE Energy are subject to restrictions arising under a PSCW rate order and, to a lesser degree, MGE's first mortgage bonds. The PSCW order restricts any dividends that MGE may pay MGE Energy if its common equity ratio, calculated in the manner used in the rate proceeding, is less than 55%. MGE's thirteen month rolling average common equity ratio as of December 31, 2020, is 60.2%, as determined under the calculation used in the rate proceeding. This restriction did not restrict MGE's payment of dividends in 2020. No cash dividends were paid by MGE to MGE Energy in 2020 or 2019 in light of the desire to fund planned capital expenditures with internally generated cash. The rate proceeding calculation includes indebtedness imputed amounts for MGE's outstanding purchase power capacity payments and other PSCW adjustments but does not include the indebtedness associated with MGE Power Elm Road and MGE Power West Campus, which are consolidated into MGE's financial statements but are not direct obligations of MGE.

MGE has covenanted with the holders of its first mortgage bonds not to declare or pay any dividend or make any other distribution on or purchase any shares of its common stock unless, after giving effect thereto, the aggregate amount of all such dividends and distributions and all amounts applied to such purchases, after December 31, 1945, shall not exceed the earned surplus (retained earnings) accumulated subsequent to December 31, 1945. As of December 31, 2020, approximately $529.9 million was available for the payment of dividends under this covenant.

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

Credit Facilities

As of December 31, 2020, MGE Energy and MGE had the following aggregate bank commitments and available capacity under their credit agreements:

Borrower	Aggregate Bank Commitments	Outstanding Commercial Paper	Letters of Credit Issued Inside Credit Facilities	Outstanding Borrowings	Available Capacity	Expiration Date
(In Millions)
MGE Energy	$50.0	$-	$-	$-	$50.0	February 7, 2024

MGE	$100.0	$52.5	$0.7	$-	$46.8	February 7, 2024

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

The credit agreements require the borrower to maintain a ratio of consolidated debt to consolidated total capitalization not to exceed a maximum of 65%. In the case of MGE, the ratio calculation excludes assets, liabilities, revenues, and expenses included in MGE's financial statements as a result of the consolidation of VIEs, such as MGE Power Elm Road and MGE Power West Campus. As of December 31, 2020, the ratio of consolidated debt to consolidated total capitalization for each of MGE Energy and MGE, as calculated under the credit agreements' covenant, were 37.1% and 40.0%, respectively. See Footnote 13 of the Notes to Consolidated Financial Statements in this Report for additional information regarding the credit facilities.

Capitalization Ratios

MGE Energy's capitalization ratios were as follows:

	MGE Energy
	2020	2019
Common shareholders' equity	62.9%	61.2%
Long-term debt(a)	33.7%	38.8%
Short-term debt	3.4%	-%

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

Contractual Obligations and Commercial Commitments for MGE Energy and MGE

MGE Energy's and MGE's contractual obligations as of December 31, 2020, representing cash obligations that are considered to be firm commitments, are as follows:

		Payment Due Within:			Due After
(In thousands)	Total	1 Year	2-3 Years	4-5 Years	5 Years
MGE Energy
Long-term debt(a)	$528,220	$4,771	$59,203	$10,431	$453,815
Short-term debt(b)	52,500	52,500	-	-	-
Interest expense(c)	388,986	23,126	44,401	41,346	280,113
Leases(d)	56,429	2,158	3,697	2,151	48,423
Purchase obligations(e)	280,254	79,290	80,554	58,546	61,864
Construction obligations(f)	102,062	102,062	-	-	-
Other obligations(g)	24,958	18,210	2,096	1,575	3,077
Total MGE Energy contractual obligations	$1,433,409	$282,117	$189,951	$114,049	$847,292

MGE
Long-term debt(a)	$528,220	$4,771	$59,203	$10,431	$453,815
Short-term debt(b)	52,500	52,500	-	-	-
Interest expense(c)	388,986	23,126	44,401	41,346	280,113
Leases(d)	56,429	2,158	3,697	2,151	48,423
Purchase obligations(e)	280,254	79,290	80,554	58,546	61,864
Construction obligations(f)	102,062	102,062	-	-	-
Other obligations(g)	24,958	18,210	2,096	1,575	3,077
Total MGE contractual obligations	$1,433,409	$282,117	$189,951	$114,049	$847,292

(a)Long-term debt consisting of secured first mortgage bonds, unsecured medium-term notes, and Industrial Development Revenue Bonds issued by MGE, and private placement debt issued by MGE, MGE Power Elm Road, and MGE Power West Campus.

(b)Short-term debt consisting of commercial paper for MGE. See Footnote 13 of the Notes to Consolidated Financial Statements in this Report.

(c)Amount represents interest expense on long-term debt. See Footnote 14 of the Notes to Consolidated Financial Statements in this Report for further discussion of the long-term debt outstanding as of December 31, 2020.

(d)Leases. See Footnote 5 of the Notes to Consolidated Financial Statements in this Report.

(e)Purchase obligations for MGE Energy and MGE consist primarily of the purchase of electricity and natural gas, electric transmission,

natural gas storage capacity, natural gas pipeline transportation, and the purchase and transport of coal. See Footnote 16.c. of the Notes to Consolidated Financial Statements in this Report.

(f)Construction obligations consist primarily of Badger Hollow I and II, other renewable solar projects, and software development related to the Enterprise Forward initiative that includes a new customer information and billing system.

(g)Other obligations are primarily related to investment commitments, chattel paper agreements, environmental projects, fuel credit, and uncertain tax positions.

The above amounts do not include any contributions for MGE's pension and postretirement plans. MGE does not expect to need to make any required contributions to the qualified plans for 2021. The contributions for years after 2021 are not yet currently estimated. Due to uncertainties in the future economic performance of plan assets, discount rates, and other key assumptions, estimated contributions are subject to change. MGE may also elect to make additional discretionary contributions to the plans.

The above amounts do not include future capital calls by ATC and ATC Holdco. The amount and timing of future capital calls to these entities is uncertain and primarily dependent on the operations and expansion of ATC and the resumption of development activities by ATC Holdco.

MGE Energy's and MGE's commercial commitments as of December 31, 2020, representing commitments triggered by future events and including financing arrangements to secure obligations of MGE Energy and MGE, are as follows:

		Expiration Within:			Due After
(In thousands)	Total	1 Year	2-3 Years	4-5 Years	5 Years
MGE Energy
Lines of credit(a)	$150,000	$-	$150,000	$-	$-

MGE
Lines of credit(b)	$100,000	$-	$100,000	$-	$-

(a)Amount includes the facilities discussed in (b) plus an additional line of credit. MGE Energy has available at any time a $50 million committed revolving credit agreement, expiring in February 2024. As of December 31, 2020, MGE Energy had no borrowings outstanding under this credit facility.

(b)Amount includes two committed revolving credit agreements totaling $100 million expiring in February 2024. These credit facilities are used to support commercial paper issuances. As of December 31, 2020, MGE had $52.5 million of commercial paper outstanding backed by the facilities but no borrowings outstanding. As of December 31, 2020, MGE had $0.7 million of letters of credit issued inside credit facilities.

Other Matters

Rate Matters

In December 2020, the PSCW approved a settlement agreement for MGE's 2021 rate case. The settlement agreement provides for a zero percent increase for electric rates and an approximately 4.0% increase for gas rates in 2021. The electric rate settlement includes an increase in rate base but the associated rate increase is primarily offset by lower fuel and purchase power costs and a one-time $18.2 million return to customers of the portion of excess deferred taxes related to the 2017 Tax Act not governed by IRS normalization rules. As part of the settlement, the fuel rules bandwidth will be set at plus or minus 1% for 2021. When compared to the 2020 rate case, the settlement includes lower forecasted electric sales for 2021 to reflect changes to customer usage during the COVID-19 pandemic. The gas rate increase covers infrastructure costs and technology improvements. The settlement agreement also includes escrow accounting treatment for pension and other postretirement benefit costs, bad debt expense, and customer credit card fees. Escrow accounting treatment allows MGE to defer any difference between estimated costs in rates and actual costs incurred until its next rate case filing. Any difference would be recorded as a regulatory asset or regulatory liability.

Details related to MGE's 2021 approved settlement agreement are as follows:

(Dollars in thousands)	Authorized Average Rate Base(a)	Authorized Return on Common Equity(b)	Common Equity Component of Regulatory Capital Structure	Effective Date
Electric (2021 Test Period)	$1,019,177	9.8%	55.84%	1/1/2021
Gas (2021 Test Period)	282,360	9.8%	55.84%	1/1/2021

(a)Average rate base amounts reflect MGE's allocated share of rate base and do not include construction work in progress (CWIP) or a cash working capital allowance and were calculated using a forecasted 13-month average for the test periods. The PSCW provides a return on selected CWIP and a cash working capital allowance by adjusting the percentage return on rate base.

(b)Authorized returns on common equity may not be indicative of actual returns earned or projections of future returns, as actual returns will be affected by the volume of electricity or gas sold.

In January 2021, certain environmental groups filed a petition against the PSCW regarding MGE's 2021 rate settlement. MGE has intervened in the petition in cooperation with the PSCW. See Footnote 9.a. for more information regarding this matter.

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

As of December 31, 2018, our share of the estimated refund recorded was $2.5 million, including interest. Following the November 2019 FERC order, our share of ATC's earnings reflects a pre-tax adjustment of $2.0 million, including interest, related to the 2013 complaint refund period and from September 28, 2016 through December 31, 2019. As a result of the May 2020 FERC order, our share of ATC's earnings reflects a $0.6 million reduction of our reserve. Additionally, our share of ATC's earnings reflects the derecognition of a possible refund related to the 2015 complaint as ATC considers such a refund to be no longer considered probable due to FERC's November 2019 dismissal of that complaint. However, due to pending requests for rehearing, a loss related to the 2015 complaint remains possible. Our share of the estimated refund for the 2015 complaint is approximately $2.3 million. As of December 31, 2020, our share of the estimated refund amount reflected a net increase in ATC's earnings with a pre-tax adjustment of $0.6 million, inclusive of interest. We derived approximately 8.0% of our net income for 2020 and 2019 and approximately 7.3% of our net income for 2018 from our investment in ATC.

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

• The amount of gas expected to be lost in the process of distribution to customers and the amount of gas actually delivered to customers.

• The mix of sales between customer rate classes having different rates, which is based upon historical utilization assumptions.

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

• Assumed return on assets. This assumption represents the rate of return on plan assets reflecting the average rate of earnings expected on the funds invested (or to be invested) to provide for the benefits included in the projected benefit obligation. For 2020, MGE used an assumed return on assets of 7.20% for pension and 6.76% for other postretirement benefits. In 2021, the pension asset assumption will decrease to 7.00% and the postretirement benefit assumption will decrease to 6.60%. The annual expected rate of return is based on projected long-term equity and bond returns, maturities and asset allocations. Holding other assumptions constant, for every 1% reduction in the expected rate of return on plan assets, annual pension and other postretirement cost would increase by approximately $4.3 million, before taxes.

• Discount rate. The discount rate represents the rate at which pension obligations could effectively be settled on a present-value basis. MGE uses high-grade bond yields as a benchmark for determining the appropriate discount rate. MGE uses individual spot rates rather than a weighted average of the yield curve spot rates to measure the service cost and interest cost components for net periodic benefit cost. Holding other assumptions constant, a 0.5% increase in the discount rate on the obligation balance as of December 31, 2020, would decrease annual pension and other postretirement cost by approximately $3.1 million, before taxes.

• Medical trend assumptions. The health care cost trend rate is the assumed rate of increase in per-capita health care charges.

• Mortality rate assumption. Expected mortality rates are used in the valuation to determine the expected duration of future benefit payments to the plan participants. MGE utilizes mortality tables and projection scales developed by the society of actuaries. These tables and scales were last updated in 2020.

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

The recovery of MGE's electric fuel costs is subject to fuel rules established by the PSCW. Fuel rules require Wisconsin utilities to defer electric fuel-related costs that fall outside a symmetrical cost tolerance band. Any over- or under-recovery of the actual costs is determined in the following year and is then reflected in future billings to electric retail customers. Under the electric fuel rules, MGE would defer the benefit of lower costs if the actual electric fuel costs fall outside the lower end of the range and is required to defer costs, less any excess revenues, if the actual electric fuel costs exceed the upper end of the range. Excess revenues are defined as revenues in the year in question that provide MGE with a greater return on common equity than authorized by the PSCW in MGE's latest rate order. The range is defined by the PSCW and has been modified throughout the years based on market conditions and other relevant factors. Beginning in 2021, MGE is subject to a plus or minus 1% range. Prior to 2021, the range was set at 2%. MGE assumes the risks and benefits of variances that are within the cost tolerance band. For 2021, $64.9 million in fuel and purchased power costs will be recovered in rates and are subject to this rule and included in MGE's fuel monitoring level rates. See Footnote 9 of the Notes to Consolidated Financial Statements in this Report for additional information.

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

MGE has financial gas and electric commodity contracts to hedge commodity price risk in the gas and electric utility segments. These contracts are primarily comprised of exchange-traded option and future contracts. MGE also holds financial transmission rights (FTRs), which are used to hedge the risk of increased transmission congestion charges. As of December 31, 2020, the fair value of exchange traded derivatives and FTRs exceeded their cost basis by $0.2 million. Under the PGA clause and electric fuel rules, MGE may include the costs and benefits of the aforementioned fuel price risk management tools in the costs of fuel (natural gas or power). Because these costs or benefits are recoverable, the related unrealized loss or gain has been deferred on the consolidated balance sheets as a regulatory asset or liability, respectively.

MGE has also entered into a purchased power agreement that provides MGE with firm capacity and energy that began on June 1, 2012, and ends on May 31, 2022 (the "base term"). The agreement also allows MGE an option to extend the contract after the base term. The agreement is considered a derivative contract and is recognized at its fair value on the consolidated balance sheets. However, the derivative qualifies for regulatory deferral and is recognized with a corresponding regulatory asset or liability depending on whether the fair value is in a loss or gain position. The fair value of the contract as of December 31, 2020, reflected a loss position of $14.1 million.

Interest Rate Risk

Both MGE Energy and MGE may have short-term borrowings at varying interest rates. MGE issues commercial paper for its short-term borrowings, while MGE Energy draws from its current credit facility to meet our short-term borrowing needs. Borrowing levels vary from period to period depending upon capital investments and other factors. Future short-term interest expense and payments will reflect both future short-term interest rates and borrowing levels. MGE Energy and MGE manage interest rate risk by limiting their variable rate exposure and continually monitoring the effects of market changes on interest rates. MGE is not exposed to changes in interest rates on a substantial portion of its long-term debt until that debt matures and is refinanced at market rates. Assuming the current level of variable rate borrowings and assuming a 1% change in the 2020 average interest rate under those borrowings, it is estimated that our 2020 interest expense and net income would have changed $0.5 million for both MGE Energy and MGE.

Equity Price Risk - Pension-Related Assets

MGE currently funds its liabilities related to employee benefits through trust funds. These funds, which include investments in debt and equity securities, are managed by various third-party investment managers. Changes in the market value of these investments can have an impact on the future expenses related to these liabilities. Holding other assumptions constant, for every 1% reduction in the expected rate of return on plan assets, annual pension and other postretirement cost would increase by approximately $4.3 million, before taxes. MGE's risk of expense and annuity payments, as a result of changes in the market value of the trust funds, is mitigated in part through future rate actions by the PSCW. The value of employee benefit plans trusts' assets have increased in value by approximately 16% and 24% during the years ended December 31, 2020 and 2019, respectively.

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

Additionally, if a counterparty were to default and MGE were to liquidate all contracts with that entity, MGE's credit loss could include the loss in value of mark-to-market contracts, the amount owed for settled transactions, and additional payments to settle unrealized losses. As of December 31, 2020, no counterparties had defaulted.

MGE is obligated to provide service to all electric and gas customers within its franchised territories. MGE's franchised electric territory includes a 264 square-mile area in Dane County, Wisconsin, and MGE's franchised gas territory includes a service area covering 1,684 square miles in Wisconsin. Based on results for the year ended December 31, 2020, no one customer constituted more than 10% of total operating revenues for MGE Energy and MGE. Credit risk for electric and gas is managed by MGE's credit and collection policies, which are consistent with state regulatory requirements.

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

Item 8. Financial Statements and Supplementary Data.

MGE Energy

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in the Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of MGE Energy's internal control over financial reporting as of December 31, 2020, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

February 24, 2021

MGE

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in the Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

February 24, 2021

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of MGE Energy, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of MGE Energy, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income, of common equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Accounting for Rate Regulation

As described in Notes 1 and 8 to the consolidated financial statements, the Company applies the authoritative guidance for accounting for certain types of regulation, which requires the Company to record regulatory assets and regulatory liabilities. Regulatory assets represent costs which are deferred due to the probable future recovery from customers through regulated rates while regulatory liabilities represent the excess recovery of costs or accrued credits which were deferred because management believes it is probable such amounts will be returned to customers through future regulated rates. As disclosed by management, management continually assesses whether the regulatory assets and liabilities meet the criteria for probability of future recovery or deferral. This assessment considers factors such as changes in the regulatory environment, recent rate orders to other regulated entities under the same jurisdiction, and the status of any pending or potential deregulation legislation. Regulatory assets and liabilities are amortized in the consolidated statements of income consistent with the recovery or refund included in customer rates. As of December 31, 2020, there was $157.3 million of deferred costs in regulatory assets and $183.9 million of accrued credits within regulatory liabilities.

The principal considerations for our determination that performing procedures relating to the Company’s accounting for the effects of rate regulation is a critical audit matter are the significant judgment by management in estimating the probability of future recovery of regulatory assets and refunds of regulatory liabilities; this in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to the recoverability of regulatory assets and the refund of regulatory liabilities.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s assessment of the probability of recoverability of regulatory assets and refunds of regulatory liabilities. These procedures also included, among others, evaluating (i) management’s assessment of correspondence with regulators, (ii) the reasonableness of management’s judgments regarding the probability of recovery of regulatory assets and refund of regulatory liabilities, and (iii) the application of the impacts of changes to new or existing commission orders.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

February 24, 2021

We have served as the Company's auditor since 1993.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Madison Gas and Electric Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Madison Gas and Electric Company and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income, of equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

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

Accounting for Rate Regulation

As described in Notes 1 and 8 to the consolidated financial statements, the Company applies the authoritative guidance for accounting for certain types of regulation, which requires the Company to record regulatory assets and regulatory liabilities. Regulatory assets represent costs which are deferred due to the probable future recovery from customers through regulated rates while regulatory liabilities represent the excess recovery of costs or accrued credits which were deferred because management believes it is probable such amounts will be returned to customers through future regulated rates. As disclosed by management, management continually assesses whether the regulatory assets and liabilities meet the criteria for probability of future recovery or deferral. This assessment considers factors such as changes in the regulatory environment, recent rate orders to other regulated entities under the same jurisdiction, and the status of any pending or potential deregulation legislation. Regulatory assets and liabilities are amortized in the consolidated statements of income consistent with the recovery or refund included in customer rates. As of December 31, 2020, there was $157.3 million of deferred costs in regulatory assets and $183.9 million of accrued credits within regulatory liabilities.

The principal considerations for our determination that performing procedures relating to the Company’s accounting for the effects of rate regulation is a critical audit matter are the significant judgment by management in estimating the probability of future recovery of regulatory assets and refunds of regulatory liabilities; this in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to the recoverability of regulatory assets and the refund of regulatory liabilities.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s assessment of the probability of recoverability of regulatory assets and refunds of regulatory liabilities. These procedures also included, among others, evaluating (i) management’s assessment of correspondence with regulators, (ii) the reasonableness of management’s judgments regarding the probability of recovery of regulatory assets and refund of regulatory liabilities, and (iii) the application of the impacts of changes to new or existing commission orders.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

February 24, 2021

We have served as the Company's auditor since 1993.

MGE Energy, Inc.
Consolidated Statements of Income
(In thousands, except per share amounts)

	For the Years Ended December 31,
	2020	2019	2018
Operating Revenues:
Electric revenues	$394,372	$408,980	$402,001
Gas revenues	144,261	159,875	157,767
Total Operating Revenues	538,633	568,855	559,768

Operating Expenses:
Fuel for electric generation	41,684	51,954	56,141
Purchased power	42,883	41,474	50,807
Cost of gas sold	63,697	79,775	84,968
Other operations and maintenance	186,430	193,322	177,823
Depreciation and amortization	74,188	71,562	56,412
Other general taxes	19,754	19,858	19,410
Total Operating Expenses	428,636	457,945	445,561
Operating Income	109,997	110,910	114,207

Other income, net	25,365	18,811	17,055
Interest expense, net	(23,521)	(23,063)	(19,609)
Income before income taxes	111,841	106,658	111,653
Income tax provision	(19,423)	(19,784)	(27,434)
Net Income	$92,418	$86,874	$84,219

Earnings Per Share of Common Stock
(basic and diluted)	$2.60	$2.51	$2.43

Dividends per share of common stock	$1.45	$1.38	$1.32

Weighted Average Shares Outstanding
(basic and diluted)	35,612	34,668	34,668

The accompanying notes are an integral part of the above consolidated financial statements.

MGE Energy, Inc.
Consolidated Statements of Cash Flows
(In thousands)
	For the Years Ended December 31,
	2020	2019	2018
Operating Activities:
Net income	$92,418	$86,874	$84,219
Items not affecting cash:
Depreciation and amortization	74,188	71,562	56,412
Deferred income taxes	10,363	7,212	3,749
Provision for doubtful receivables	1,415	1,615	1,366
Employee benefit plan (credit) cost	(3,716)	(3,813)	(2,002)
Equity earnings in investments	(10,221)	(9,889)	(8,821)
Other items	(2,750)	163	(814)
Changes in working capital items:
Trade and other receivables	(3,838)	(1,285)	(2,235)
Inventories	(842)	(3,420)	2,724
Unbilled revenues	(1,613)	2,345	3,157
Prepaid taxes	1,713	(677)	10,320
Other current assets	(1,057)	29	251
Accounts payable	14,353	(7,432)	(4,855)
Other current liabilities	(5,635)	(10,264)	11,957
Dividends from investments	8,998	7,347	6,958
Cash contributions to pension and other postretirement plans	(6,296)	(5,714)	(5,584)
Other noncurrent items, net	4,963	(4,178)	(3,762)
Cash Provided by Operating Activities	172,443	130,475	153,040
Investing Activities:
Capital expenditures	(203,139)	(164,036)	(212,197)
Capital contributions to investments	(5,601)	(7,813)	(5,926)
Other	(1,672)	(508)	(205)
Cash Used for Investing Activities	(210,412)	(172,357)	(218,328)
Financing Activities:
Issuance of common stock, net	79,635	-	-
Cash dividends paid on common stock	(51,729)	(47,842)	(45,762)
Repayment of long-term debt	(38,959)	(4,553)	(24,453)
Issuance of long-term debt	19,300	50,000	100,000
Proceeds from (repayments of) short-term debt	52,500	(13,000)	9,000
Other	(1,553)	(1,838)	(662)
Cash Provided by (Used for) Financing Activities	59,194	(17,233)	38,123
Change in cash, cash equivalents, and restricted cash	21,225	(59,115)	(27,165)
Cash, cash equivalents, and restricted cash at beginning of period	25,814	84,929	112,094
Cash, cash equivalents, and restricted cash at end of period	$47,039	$25,814	$84,929

Supplemental Disclosures of Cash Flow Information:
Interest paid	$23,898	$23,171	$20,018
Income taxes paid	$8,127	$14,617	$12,597
Income taxes received	$-	$(255)	$(59)
Significant noncash investing activities:
Accrued capital expenditures	$5,719	$26,697	$11,129

The accompanying notes are an integral part of the above consolidated financial statements.

MGE Energy, Inc.
Consolidated Balance Sheets
(In thousands)
	As of December 31,
ASSETS	2020	2019
Current Assets:
Cash and cash equivalents	$44,738	$23,481
Accounts receivable, less reserves of $5,787 and $2,820, respectively	41,384	40,482
Other accounts receivable, less reserves of $1,290 and $438, respectively	7,300	7,940
Unbilled revenues	27,511	25,899
Materials and supplies, at average cost	32,513	26,287
Fuel for electric generation, at average cost	6,356	8,358
Stored natural gas, at average cost	8,396	10,637
Prepaid taxes	15,179	16,892
Regulatory assets - current	14,748	11,432
Other current assets	11,394	10,233
Total Current Assets	209,519	181,641
Other long-term receivables	1,435	1,811
Regulatory assets	142,504	134,314
Pension and other postretirement benefit asset	13,873	13,630
Other deferred assets and other	22,259	19,093
Property, Plant, and Equipment:
Property, plant, and equipment, net	1,630,286	1,530,199
Construction work in progress	139,099	112,484
Total Property, Plant, and Equipment	1,769,385	1,642,683
Investments	94,676	88,492
Total Assets	$2,253,651	$2,081,664

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$4,771	$19,659
Short-term debt	52,500	-
Accounts payable	54,642	55,161
Accrued interest and taxes	8,539	7,244
Accrued payroll related items	12,635	12,752
Regulatory liabilities - current	41,664	9,228
Derivative liabilities	10,160	10,100
Other current liabilities	6,015	14,676
Total Current Liabilities	190,926	128,820
Other Credits:
Deferred income taxes	231,471	243,302
Investment tax credit - deferred	21,821	763
Regulatory liabilities	142,239	164,965
Accrued pension and other postretirement benefits	78,168	68,665
Derivative liabilities	3,980	15,340
Finance lease liabilities	17,532	17,379
Other deferred liabilities and other	72,211	63,013
Total Other Credits	567,422	573,427
Capitalization:
Common shareholders' equity:
Common Stock - $1 par value - 75,000 shares authorized; 36,163
and 34,668 shares issued and outstanding, respectively	36,163	34,668
Additional paid-in capital	394,408	316,268
Retained earnings	545,429	504,740
Total Common Shareholders' Equity	976,000	855,676
Long-term debt	519,303	523,741
Total Capitalization	1,495,303	1,379,417
Commitments and contingencies (see Footnote 16)
Total Liabilities and Capitalization	$2,253,651	$2,081,664

The accompanying notes are an integral part of the above consolidated financial statements.

MGE Energy, Inc.
Consolidated Statements of Common Equity
(In thousands, except per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income/(Loss)	Total
2018
Beginning balance - December 31, 2017	34,668	$34,668	$316,268	$426,874	$377	$778,187
Cumulative effect of new accounting principle				377	(377)	-
Beginning balance - adjusted				427,251	-	778,187
Net income				84,219		84,219
Common stock dividends declared
($1.32 per share)				(45,762)		(45,762)
Ending balance - December 31, 2018	34,668	$34,668	$316,268	$465,708	$-	$816,644

2019
Net income				86,874		86,874
Common stock dividends declared
($1.38 per share)				(47,842)		(47,842)
Ending balance - December 31, 2019	34,668	$34,668	$316,268	$504,740	$-	$855,676

2020
Net income				92,418		92,418
Common stock dividends declared
($1.45 per share)				(51,729)		(51,729)
Common stock issued, net	1,495	1,495	78,140			79,635
Ending balance - December 31, 2020	36,163	$36,163	$394,408	$545,429	$-	$976,000

The accompanying notes are an integral part of the above consolidated financial statements.

Madison Gas and Electric Company
Consolidated Statements of Income
(In thousands)

	For the Years Ended December 31,
	2020	2019	2018
Operating Revenues:
Electric revenues	$394,372	$408,980	$402,001
Gas revenues	144,261	159,875	157,767
Total Operating Revenues	538,633	568,855	559,768

Operating Expenses:
Fuel for electric generation	41,684	51,954	56,141
Purchased power	42,883	41,474	50,807
Cost of gas sold	63,697	79,775	84,968
Other operations and maintenance	185,450	192,440	176,762
Depreciation and amortization	74,188	71,562	56,412
Other general taxes	19,750	19,858	19,410
Total Operating Expenses	427,652	457,063	444,500
Operating Income	110,981	111,792	115,268

Other income, net	15,019	10,703	10,426
Interest expense, net	(23,642)	(24,298)	(21,197)
Income before income taxes	102,358	98,197	104,497
Income tax provision	(16,835)	(17,418)	(25,461)
Net Income	$85,523	$80,779	$79,036
Less Net Income Attributable to Noncontrolling Interest, net of tax	(22,393)	(22,349)	(22,552)
Net Income Attributable to MGE	$63,130	$58,430	$56,484

The accompanying notes are an integral part of the above consolidated financial statements.

Madison Gas and Electric Company
Consolidated Statements of Cash Flows
(In thousands)
	For the Years Ended December 31,
	2020	2019	2018
Operating Activities:
Net income	$85,523	$80,779	$79,036
Items not affecting cash:
Depreciation and amortization	74,188	71,562	56,412
Deferred income taxes	8,543	5,286	(69)
Provision for doubtful receivables	1,415	1,615	1,366
Employee benefit plan (credit) cost	(3,716)	(3,813)	(2,002)
Other items	(1,828)	1,256	(107)
Changes in working capital items:
Trade and other receivables	(3,840)	(1,285)	(2,160)
Inventories	(842)	(3,420)	2,724
Unbilled revenues	(1,613)	2,345	3,157
Prepaid taxes	616	327	9,283
Other current assets	(1,157)	147	255
Accounts payable	14,603	(7,754)	(4,817)
Accrued interest and taxes	1,651	(1,565)	4,761
Other current liabilities	(4,909)	(9,618)	9,685
Cash contributions to pension and other postretirement plans	(6,296)	(5,714)	(5,584)
Other noncurrent items, net	3,980	(4,278)	(3,946)
Cash Provided by Operating Activities	166,318	125,870	147,994
Investing Activities:
Capital expenditures	(203,139)	(164,036)	(212,197)
Other	(2,122)	(782)	(1,105)
Cash Used for Investing Activities	(205,261)	(164,818)	(213,302)
Financing Activities:
Distributions to parent from noncontrolling interest	(21,500)	(23,500)	(22,000)
Capital contribution from parent	30,000	30,500	-
Repayment of long-term debt	(38,959)	(4,553)	(24,453)
Issuance of long-term debt	19,300	50,000	100,000
Proceeds from (repayments of) short-term debt	52,500	(13,000)	9,000
Other	(1,523)	(1,640)	(662)
Cash Provided by Financing Activities	39,818	37,807	61,885
Change in cash, cash equivalents, and restricted cash	875	(1,141)	(3,423)
Cash, cash equivalents, and restricted cash at beginning of period	5,529	6,670	10,093
Cash, cash equivalents, and restricted cash at end of period	$6,404	$5,529	$6,670

Supplemental disclosures of cash flow information:
Interest paid	$23,898	$23,171	$20,018
Income taxes paid	$-	$95	$-
Income taxes received	$-	$(249)	$(59)
Significant noncash investing activities:
Accrued capital expenditures	$5,719	$26,697	$11,129

The accompanying notes are an integral part of the above consolidated financial statements.

Madison Gas and Electric Company
Consolidated Balance Sheets
(In thousands)
	As of December 31,
ASSETS	2020	2019
Current Assets:
Cash and cash equivalents	$4,103	$3,196
Accounts receivable, less reserves of $5,787 and $2,820, respectively	41,384	40,482
Affiliate receivables	532	530
Other accounts receivable, less reserves of $1,290 and $438, respectively	7,295	7,936
Unbilled revenues	27,511	25,899
Materials and supplies, at average cost	32,513	26,287
Fuel for electric generation, at average cost	6,356	8,358
Stored natural gas, at average cost	8,396	10,637
Prepaid taxes	14,848	15,463
Regulatory assets - current	14,748	11,432
Other current assets	11,326	10,065
Total Current Assets	169,012	160,285
Affiliate receivable long-term	2,118	2,648
Regulatory assets	142,504	134,314
Pension and other postretirement benefit asset	13,873	13,630
Other deferred assets and other	22,448	19,680
Property, Plant, and Equipment:
Property, plant, and equipment, net	1,630,314	1,530,227
Construction work in progress	139,099	112,484
Total Property, Plant, and Equipment	1,769,413	1,642,711
Investments	603	209
Total Assets	$2,119,971	$1,973,477

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$4,771	$19,659
Short-term debt	52,500	-
Accounts payable	54,576	54,845
Accrued interest and taxes	10,405	8,754
Accrued payroll related items	12,635	12,752
Regulatory liabilities - current	41,664	9,228
Derivative liabilities	10,160	10,100
Other current liabilities	6,042	12,683
Total Current Liabilities	192,753	128,021
Other Credits:
Deferred income taxes	200,390	214,041
Investment tax credit - deferred	21,821	763
Regulatory liabilities	142,239	164,965
Accrued pension and other postretirement benefits	78,168	68,665
Derivative liabilities	3,980	15,340
Finance lease liabilities	17,532	17,379
Other deferred liabilities and other	72,173	62,973
Total Other Credits	536,303	544,126
Capitalization:
Common shareholder's equity:
Common Stock - $ 1 par value - 50,000 shares authorized; 17,348 shares outstanding	17,348	17,348
Additional paid-in capital	252,917	222,917
Retained earnings	460,151	397,021
Total Common Shareholder's Equity	730,416	637,286
Noncontrolling interest	141,196	140,303
Total Equity	871,612	777,589
Long-term debt	519,303	523,741
Total Capitalization	1,390,915	1,301,330
Commitments and contingencies (see Footnote 16)
Total Liabilities and Capitalization	$2,119,971	$1,973,477

The accompanying notes are an integral part of the above consolidated financial statements.

Madison Gas and Electric Company
Consolidated Statements of Equity
(In thousands)
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling
	Shares	Value	Capital	Earnings	Income/(Loss)	Interest	Total
2018
Beginning balance - December 31, 2017	17,348	$17,348	$192,417	$282,135	$(28)	$140,902	$632,774
Cumulative effect of new accounting principle				(28)	28		-
Beginning balance - adjusted				282,107	-		632,774
Net income				56,484		22,552	79,036
Distributions to parent from
noncontrolling interest						(22,000)	(22,000)
Ending balance - December 31, 2018	17,348	$17,348	$192,417	$338,591	$-	$141,454	$689,810

2019
Net income				58,430		22,349	80,779
Capital contributions from parent			30,500				30,500
Distributions to parent from
noncontrolling interest						(23,500)	(23,500)
Ending balance - December 31, 2019	17,348	$17,348	$222,917	$397,021	$-	$140,303	$777,589

2020
Net income				63,130		22,393	85,523
Capital contributions from parent			30,000				30,000
Distributions to parent from
noncontrolling interest						(21,500)	(21,500)
Ending balance - December 31, 2020	17,348	$17,348	$252,917	$460,151	$-	$141,196	$871,612

The accompanying notes are an integral part of the above consolidated financial statements.

Notes to Consolidated Financial Statements

December 31, 2020, 2019, and 2018

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

Additional wholly owned subsidiaries of MGE Energy include CWDC, MAGAEL, MGE Power, MGE State Energy Services, MGE Services, MGE Transco, and MGEE Transco. CWDC owns 100% of North Mendota, a subsidiary created to serve as a development entity for property. MGE Power owns 100% of MGE Power Elm Road and MGE Power West Campus. MGE Power and its subsidiaries are part of MGE Energy's nonregulated energy operations, which were formed to own and lease electric generation projects to assist MGE. MGE Transco and MGEE Transco are nonregulated entities formed to own the investments in ATC and ATC Holdco, respectively. MGE did not own any subsidiaries as of December 31, 2020.

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

d.Cash, Cash Equivalents, and Restricted Cash – MGE Energy and MGE.

The following table presents the components of total cash, cash equivalents, and restricted cash on the consolidated balance sheets.

(In thousands)	MGE Energy		MGE
As of December 31,	2020	2019	2020	2019
Cash and cash equivalents	$44,738	$23,481	$4,103	$3,196
Restricted cash	644	619	644	619
Receivable - margin account	1,657	1,714	1,657	1,714
Cash, cash equivalents, and restricted cash	$47,039	$25,814	$6,404	$5,529

Cash Equivalents

All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

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

Trade Receivables, Allowance for Doubtful Accounts, and Concentration Risk - MGE Energy and MGE.

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. A 1% late payment charge is recorded on all receivables unpaid after the due date. In late March 2020, the 1% late payment charge was suspended in response to the PSCW's COVID-19 order. The order also suspended disconnection or refusal of services to any customer, with limited exceptions. The PSCW order was lifted on July 25, 2020; however, as permitted by regulatory action, MGE notified the PSCW of its election to continue to waive late fees until April 1, 2021. See Footnote 9.c. for further information.

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

As of December 31, 2020, MGE had a reserve balance of $7.1 million against accounts receivable. During the year ended December 31, 2020, MGE recorded $1.4 million in write-offs. During the year ended December 31, 2020, MGE recorded $5.2 million of additional reserves, which included estimated impacts of COVID-19. The PSCW issued a deferral accounting order for deferral of incremental

COVID-19-related costs. Recovery of these costs are expected to be addressed in future rate proceedings. As of December 31, 2020, MGE had deferred $3.8 million of incremental COVID-19-related costs as a regulatory asset. See Footnote 8 for further information.

f.

Inventories - MGE Energy and MGE.

Inventories consist of natural gas in storage, fuel for electric generation, materials and supplies, and renewable energy credits (RECs). MGE values natural gas in storage, fuel for electric generation, and materials and supplies using average cost.

REC allowances are included in "Materials and supplies" on the consolidated balance sheets and are recorded based on specific identification. These allowances are charged to purchase power expense as they are used in operations. MGE's REC allowance balance as of December 31, 2020 and 2019, was $0.8 million and $0.6 million, respectively.

g.

Chattel Paper Agreements - MGE Energy and MGE.

MGE makes available to qualifying customers a financing program for the purchase and installation of energy-related equipment that will provide more efficient use of utility service at the customer's property. The energy-related equipment installed at the customer sites is used to secure the customer loans. MGE is a party to a chattel paper purchase agreement with a financial institution under which MGE can sell, transfer, and assign to the financial institution an undivided interest with recourse, in up to $1.5 million of the financing program receivables, until July 31, 2021. The length of the MGE guarantee to the financial institution varies from one to ten years depending on the term of the underlying customer loan. The loan balances outstanding as of December 31, 2020, approximates the fair value of the energy-related equipment acting as collateral. MGE accounts for these agreements as secured borrowings. As of December 31, 2020, there were $0.7 million of loans outstanding related to this program.

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

Provisions at composite straight-line depreciation rates approximate the following percentages for the cost of depreciable property:

	2020	2019	2018
Electric(a)	3.5%	3.6%	2.9%
Gas	2.2%	2.1%	2.1%
Nonregulated	2.3%	2.3%	2.3%

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

Purchased Gas Adjustment Clause - MGE Energy and MGE.

MGE's natural gas rates are subject to a fuel adjustment clause designed to recover or refund the difference between the actual cost of purchased gas and the amount included in rates. Differences between the amounts billed to customers and the actual costs recoverable are deferred and recovered or refunded in future periods by means of prospective monthly adjustments to rates. As of December 31, 2020 and 2019, MGE had over collected $1.8 million and $1.9 million, respectively. These amounts are included in "Regulatory liabilities – current" on the consolidated balance sheets.

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

Utility Cost Recovery - MGE Energy and MGE.

MGE's tariff rates include a provision for fuel cost recovery. The PSCW allows Wisconsin utilities to defer electric fuel-related costs, less excess revenues, that fall outside a symmetrical cost tolerance band around the amount approved for a utility in its annual fuel proceedings. Any over- or under-recovery of the actual costs in a given year is determined in the following year and is then reflected in future billings to electric retail customers. Over-collection of fuel-related costs that are outside the approved range will be recognized as a reduction of revenue. Under-collection of these costs will be recognized in "Purchased power" expense in the consolidated statements of income. The cumulative effects of these deferred amounts will be recorded as a regulatory asset or regulatory liability until they are reflected in future billings to customers. See Footnote 9.b. for further information.

p.

Regional Transmission Organizations - MGE Energy and MGE.

MGE reports on a net basis transactions on the MISO markets in which it buys and sells power within the same hour to meet electric energy delivery requirements. This treatment resulted in a $61.8 million, a $75.6 million, and a $90.3 million reduction to sales to the market and purchase power expense for MISO markets for the years ended December 31, 2020, 2019, and 2018, respectively.

q.

Allowance for Funds Used During Construction - MGE Energy and MGE.

Allowance for funds used during construction is included in utility plant accounts and represents the cost of borrowed funds used during plant construction and a return on shareholder's capital used for construction purposes. In the consolidated income statements, the cost of borrowed funds (AFUDC-debt) is presented as an offset to "Interest expense" and the return on shareholder's capital (AFUDC-equity funds) is shown as an item within "Other income." For 2020, 2019 and 2018, as approved by the PSCW, MGE capitalized AFUDC-debt and equity on 50% of applicable average construction work in progress at 7.03%, 7.0%, and 7.87%, respectively. MGE received specific approval to recover 100% AFUDC on certain costs for Saratoga, Two Creeks, Badger Hollow I and II, its customer information and billing project, and on certain environmental costs for Columbia. These amounts are recovered under the ratemaking process over the service lives of the related properties. During 2020, 2019, and 2018, MGE recorded $2.1 million, $0.8 million, and $1.1 million, respectively, of AFUDC-debt. During 2020, 2019, and 2018, MGE recorded $5.9 million, $2.3 million, and $3.3 million, respectively, of AFUDC-equity.

r.

Investments - MGE Energy and MGE.

Investments in limited liability companies that have specific ownership accounts in which MGE Energy or MGE's ownership interest is more than minor and are considered to have significant influence are accounted for using the equity method. For equity security investments without readily determinable fair values, MGE Energy and MGE have elected to use the practicability exception to measure these investments, defined as cost adjusted for changes from observable transactions for identical or similar investments of the same issuer, less impairment. Changes in measurement are reported in earnings. Equity security investments with readily determinable fair values are carried at fair value. Realized and unrealized gains and losses are included in earnings.See Footnote 7 for further information on investments and Footnote 19 for further information on fair value of investments.

s.

Capitalized Software Costs - MGE Energy and MGE.

The net book value of capitalized costs of internal use software included in property, plant, and equipment was $20.4 million and $24.6 million as of December 31, 2020 and 2019, respectively. As of December 31, 2020 and 2019, accumulated amortization was $36.9 million and $31.8 million, respectively. During 2020 and 2019, MGE recorded $5.1 million of amortization expense. During 2018, MGE recorded $4.7 million of amortization expense. Capitalized software costs are amortized on a straight-line basis over the estimated useful lives of the assets. The useful lives range from five to fifteen years.

t.

Capitalized Software Assets – Hosting Arrangements – MGE Energy and MGE.

The net book value of capitalized costs of internal use software incurred in a hosting arrangement was $14.8 million and $13.6 million as of December 31, 2020 and 2019, respectively. As of December 31, 2020 and 2019, accumulated amortization was $3.2 million and $1.4 million, respectively. Capitalized software assets for hosted arrangements and the related accumulated amortization expense are recorded in "Other deferred assets and other" on the consolidated balance sheets.

During 2020, 2019, and 2018, MGE recorded $1.8 million, $1.4 million, and $0.1 million, respectively, of amortization expense related to software assets for hosted arrangements. These costs are recognized in "Other operations and maintenance" expense in the consolidated statements of income and are amortized on a straight-line basis over the term of the hosted contract, which includes renewable option periods. Software assets for hosted arrangements have terms ranging from five to ten years.

u.

Impairment of Long-Lived Assets - MGE Energy and MGE.

MGE reviews plant and equipment and other property for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. MGE's policy for determining when long-lived assets are impaired is to recognize an impairment loss if the sum of the expected future cash flows (undiscounted and without interest charges) from an asset are less than the carrying amount of that asset. If an impairment loss is recognized, the amount that will be recorded will be measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.There was no impairment of long-lived assets during 2020, 2019, and 2018.

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

Excise taxes

MGE Energy, through its utility operations, pays a state license fee tax in lieu of property taxes on property used in utility operations. License fee tax is calculated as a percentage of adjusted operating revenues of the prior year. The electric tax rate is 3.19% for retail sales and 1.59% for sales of electricity for resale by the purchaser. The tax rate on sales of natural gas is 0.97%. The tax is required to be estimated and prepaid in the year prior to its computation and expensing. License fee tax expense, included in "Other general taxes," was $14.1 million, $13.9 million, and $14.4 million for the years ended December 31, 2020, 2019, and 2018, respectively.

Operating income taxes, including tax credits and license fee tax, are included in rates for utility related items.

w.Share-Based Compensation - MGE Energy and MGE.

The 2020 Performance Unit Plan (the 2020 Plan) was adopted in February 2020 for eligible employees. Plan participants may receive awards of performance units, restricted units, or both. Prior to the adoption of the 2020 Plan, eligible employees received awards of performance units under the 2006 Performance Unit Plan. Under the 2013 Director Incentive Plan, eligible non-employee directors may receive awards of performance units.

Under the incentive plans, eligible participants, including employees and non-employee directors, may receive performance or restricted units that entitle the holder to receive a cash payment equal to the value of a designated number of shares of MGE Energy's common stock, plus dividend equivalent payments thereon, at the end of a performance period set in the award. Under the plans, these awards are subject to a prescribed vesting schedule and must be settled in cash. Accordingly, no new shares of common stock are issued in connection with the plans.

On the grant date, the cost of the employee or director services received in exchange for a performance or restricted unit award is measured based on the current market value of MGE Energy common stock. The fair value of the awards is re-measured quarterly through the settlement date. Changes in fair value as well as the original grant are recognized as compensation cost.

See Footnote 12 for additional information regarding the plans.

x.

Derivative and Hedging Instruments - MGE Energy and MGE.

As part of regular operations, MGE enters into contracts, including options, swaps, futures, forwards, and other contractual commitments, to manage its exposure to commodity prices. MGE recognizes derivatives, excluding those that qualify for the normal purchases or normal sales exclusion, in the consolidated balance sheets at fair value, with changes in the fair value of derivative instruments to be recorded in current earnings or deferred in accumulated other comprehensive income (loss), depending on whether a derivative is designated as, and is effective as, a hedge and on the type of hedge transaction. Derivative activities are in accordance with the company's risk management policy.

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

2.

New Accounting Standards - MGE Energy and MGE.

Recently Adopted

Credit Losses.

In June 2016, the Financial Accounting Standards Board issued authoritative guidance within the codification's Credit Losses topic, which introduced a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The authoritative guidance became effective January 1, 2020. MGE adopted the standard on the effective date. The adoption of this standard did not have a material impact on MGE Energy's and MGE's financial statements. New disclosures are required under the new standard. See Footnote 1.e. for allowance for credit loss disclosures.

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

As of December 31, MGE has included the following significant accounts on its consolidated balance sheets related to its interest in these VIEs:

	MGE Power Elm Road		MGE Power West Campus
(In thousands)	2020	2019	2020	2019
Property, plant, and equipment, net	$166,883	$170,763	$79,077	$79,473
Construction work in progress	697	468	677	309
Affiliate receivables	-	-	2,803	3,600
Accrued interest and accrued (prepaid) taxes	2,701	1,364	671	(160)
Deferred income taxes	30,646	30,621	14,521	14,363
Long-term debt(a)	51,590	54,207	37,652	39,627
Noncontrolling interest	96,856	97,172	44,340	43,131

(a)MGE Power Elm Road's long-term debt includes debt issuance costs of $0.4 million as of December 31, 2020 and 2019. The debt is secured by a collateral assignment of lease payments that MGE makes to MGE Power Elm Road for use of the Elm Road Units pursuant to the related long-term leases. MGE Power West Campus's long-term debt includes debt issuance costs of $0.1 million as of December 31, 2020 and 2019. The debt is secured by a collateral assignment of lease payments that MGE makes to MGE Power West Campus for use of the cogeneration facility pursuant to the long-term lease. See Footnote 14 for further information on the long-term debt securities.

MGE is permitted by PSCW order to recover lease payments made to MGE Power Elm Road and MGE Power West Campus in customer rates.

b.Other Variable Interest Entities.

MGE has a variable interest in entities through purchase power agreements relating to purchased energy from the facilities covered by the agreements. As of December 31, 2020 and 2019, MGE had 13 megawatts of capacity available under these agreements. MGE evaluated the variable interest entities for possible consolidation. The interest holder is considered the primary beneficiary of the entity and is required to consolidate the entity if the interest holder has the power to direct the activities that most significantly impact the economics of the variable interest entity. MGE examined qualitative factors such as the length of the remaining term of the contracts compared with the remaining lives of the plants, who has the power to direct the operations and maintenance of the facilities, and other factors, and determined MGE is not the primary beneficiary of the variable interest entities. There is no significant potential exposure to loss as a result of involvement with these variable interest entities.

4.

Property, Plant, and Equipment - MGE Energy and MGE.

Property, plant, and equipment consisted of the following as of December 31:

	MGE Energy		MGE
(In thousands)	2020	2019	2020	2019
Utility:
Electric(a)	$1,608,658	$1,480,684	$1,608,675	$1,480,701
Gas	496,450	472,123	496,461	472,134
Total utility plant	2,105,108	1,952,807	2,105,136	1,952,835
Less: Accumulated depreciation and amortization	721,382	674,251	721,382	674,251
In-service utility plant, net	1,383,726	1,278,556	1,383,754	1,278,584
Nonregulated:
Nonregulated	320,691	323,266	320,691	323,266
Less: Accumulated depreciation and amortization	74,131	71,623	74,131	71,623
In-service nonregulated plant, net	246,560	251,643	246,560	251,643

Construction work in progress:
Utility construction work in progress(b)	137,725	111,707	137,725	111,707
Nonregulated construction work in progress	1,374	777	1,374	777
Total property, plant, and equipment	$1,769,385	$1,642,683	$1,769,413	$1,642,711

(a) In 2019, the PSCW authorized construction of Two Creeks. The project was placed in service in November 2020. Total capital expenditures for the project were $62.9 million, excluding AFUDC. After tax, MGE recognized $2.4 million and $1.0 million, respectively, of AFUDC equity for the years ended December 31, 2020 and 2019. MGE received specific approval to recover 100% AFUDC on the project.

(b)In 2019, the PSCW authorized construction of Badger Hollow I. Construction of the project is expected to be completed in April 2021. As of December 31, 2020, and 2019, MGE had $54.7 million and $18.7 million (excluding AFUDC), respectively, in construction work in progress. After tax, MGE recognized $2.0 million and $0.2 million, respectively, of AFUDC equity related to Badger Hollow I for the years ended December 31, 2020 and 2019. Phase II of the project was authorized by the PSCW in 2020. Construction of Badger Hollow II is expected to be completed in December 2022. As of December 31, 2020, MGE had $5.2 million (excluding AFUDC) in construction work in progress. After tax, MGE recognized $0.2 million of AFUDC equity related to Badger Hollow II for the year ended December 31, 2020. MGE received specific approval to recover 100% AFUDC on these projects.

MGE's utility plant is subject to the lien of its Indenture of Mortgage and Deed of Trust. As of December 31, 2020 and 2019, there was $1.2 million of first mortgage bonds outstanding under that indenture. See Footnote 14 for further discussion of the mortgage indenture and the entitlement of certain senior notes to be equally and ratably secured if MGE issues additional first mortgage bonds.

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

Operating lease assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. For leases that do not provide an implicit rate, a collateralized incremental borrowing rate based on the information available at commencement date, including lease term, is used in determining the present value of future payments. The operating lease asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. Operating lease expense is recognized on a straight-line basis over the lease term. MGE has regulatory treatment and recognizes regulatory assets or liabilities for timing differences between when net lease costs are recorded and when costs are recognized. As of December 31, 2020, MGE had no significant leases not yet commenced that would create significant future rights and obligations.

The following table shows lease expense for the years ended December 31:

(In thousands)	2020	2019	Income Statement Location
Finance lease expense:
Amortization of leased assets	$1,694	$1,524	Depreciation and amortization
Interest on lease liabilities	784	792	Interest expense, net
Operating lease expense	319	144	Other operations and maintenance
Total lease expense	$2,797	$2,460

The following table shows the lease assets and liabilities on the consolidated balance sheets as of December 31:

(In thousands)	2020	2019	Balance Sheet Location
Lease assets:
Finance lease assets	$15,682	$15,895	Property, plant, and equipment, net
Operating lease assets(a)	5,988	671	Other deferred assets and other
Total lease assets	$21,670	$16,566
Lease liabilities:
Finance lease liabilities - current	$1,066	$888	Other current liabilities
Finance lease liabilities - long-term	17,532	17,379	Finance lease liabilities
Operating lease liabilities - current	171	203	Other current liabilities
Operating lease liabilities - long-term(a)	5,840	496	Other deferred liabilities and other
Total lease liabilities	$24,609	$18,966

(a)Increase in operating lease assets and long-term operating lease liabilities related to land leases for new solar farms in 2020.

The following table shows other lease information for the years ended December 31:

(In thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Finance leases - Financing cash flows	$1,149	$945
Finance leases - Operating cash flows	784	792
Operating leases - Operating cash flows	319	134
Lease assets obtained in exchange for lease liabilities:
Finance leases	1,480	12,101
Operating leases	5,791	657

The following table shows the weighted average remaining lease terms and discounts as of December 31:

Weighted-average remaining lease terms (in years):	2020	2019
Finance leases	37	39
Operating leases	34	15
Weighted-average discount rates:
Finance leases	4.32%	4.37%
Operating leases	2.84%	3.32%

The following table shows maturities of lease liabilities as of December 31:

(In thousands)	Finance	Operating
2021	$1,820	$338
2022	1,700	274
2023	1,520	203
2024	959	207
2025	774	211
Thereafter	39,787	8,636
Subtotal	46,560	9,869
Less: Present value discount	(27,962)	(3,858)
Lease Liability	$18,598	$6,011

6.

Joint Plant Ownership - MGE Energy and MGE.

MGE has undivided ownership interests in jointly owned facilities. Generation and operating expenses are primarily divided between the joint owners under the same method as ownership. MGE provides its own financing and the respective portion of facilities and costs are included in the corresponding operating expenses (fuel for electric generation, purchased power, other operations and maintenance, etc.) in the consolidated statements of income.

The following table shows MGE's interest in utility plant in service, and the related accumulated depreciation reserves and other information related to MGE's jointly owned facilities:

(In thousands, except for percentages and MW)	Columbia(a)		Elm Road(b)		West Campus(c)		Forward Wind(d)		Two Creeks(e)		Badger Hollow I & II(f)
Ownership interest	19%		8.33%		55%		12.8%		33%		33%
Share of generation (MW)	211	MW	106	MW	157	MW	18	MW	50	MW	100	MW

For the year ended December 31,
Operating expense - 2020	$27,127		$17,259	$	(g)		$664		$118		$-
Operating expense - 2019	32,604		19,661		(g)		642		-		-
Operating expense - 2018	36,517		17,555		(g)		600 (h)		-		-

As of December 31, 2020
Utility plant	$289,597		$203,847		$115,657		$34,028		$67,577		$-
Accumulated depreciation	(118,742)		(36,964)		(36,580)		(14,092)		(225)		-
Construction work in progress	997		697		677		-		-		63,140

As of December 31, 2019
Utility plant	$291,997		$207,834		$113,259		$34,054		$-		$-
Accumulated depreciation	(105,778)		(37,071)		(33,786)		(13,413)		-		-
Construction work in progress	1,777		468		309		45		45,286		18,953

(a)In February 2021, MGE and the other co-owners announced plans to retire Columbia, a two unit coal-fired generation facility located in Portage, Wisconsin. The co-owners intend to retire Unit 1 by the end of 2023 and Unit 2 by the end of 2024. Final timing and retirement dates for Units 1 and 2 are subject to PSCW and regional regulatory reviews, including identification and approval of energy and capacity resources to replace Columbia.

(b) Two coal-fired generating units in Oak Creek, Wisconsin.

(c)MGE Power West Campus and the UW jointly own the West Campus Cogeneration Facility (WCCF) located on the UW campus in Madison, Wisconsin. The UW owns a controlling interest in the chilled-water and steam plants, which are used to meet the needs for air-conditioning and steam-heat capacity for the UW campus. MGE Power West Campus owns a controlling interest in the electric generation plant, which is leased and operated by MGE.

(d)The Forward Wind Energy Center (Forward Wind) consists of 86 wind turbines located near Brownsville, Wisconsin.

(e) The Two Creeks solar generation array is located in the Town of Two Creeks and the City of Two Rivers in Manitowoc and Kewaunee Counties, Wisconsin. Date of commercial operation of the solar array was November 2020.

(f)The Badger Hollow I and II solar farm is located in southwestern Wisconsin in Iowa County, near the villages of Montfort and Cobb. Badger Hollow I and II estimated commercial operation dates are April 2021 and December 2022, respectively.

(g)Operating charges are allocated to the UW based on formulas contained in the operating agreement. Under the provisions of this arrangement, the UW is required to reimburse MGE for their allocated portion of fuel and operating expenses. For the years ended December 31, 2020, 2019, and 2018, the UW's allocated share of fuel and operating costs was $5.2 million, $6.6 million, and $6.3 million, respectively.

(h)Amount was deferred as a regulatory asset in 2018. This amount was recovered in rates and recognized as operating and maintenance expense in 2019.

7.

Investments - MGE Energy and MGE.

a.Equity Securities, Equity Method Investments, and Other Investments.

	MGE Energy		MGE
(In thousands)	2020	2019	2020	2019
Equity securities	$17,906	$14,546	$603	$209
Equity method investments:
ATC and ATC Holdco	74,423	71,609	-	-
Other	39	39	-	-
Total equity method investments	74,462	71,648	-	-
Other investments	2,308	2,298	-	-
Total	$94,676	$88,492	$603	$209

Equity securities represent publicly traded securities and private equity investments in common stock of companies in various industries.

During the years ended December 31, 2020, 2019, and 2018, certain investments were liquidated. As a result of these liquidations, the following was received:

	MGE Energy			MGE
(In thousands)	2020	2019	2018	2020	2019	2018
Cash proceeds	$622	$216	$960	$-	$2	$3
Gain (loss) on sale	379	580	476	-	(343)	3

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

As of December 31, 2020 and 2019, MGE Transco held a 3.6% ownership interest in ATC. As of December 31, 2020 and 2019, MGEE Transco held a 4.4% ownership interest in ATC Holdco.

MGE Transco and MGEE Transco have accounted for their investment in ATC and ATC Holdco, respectively, under the equity method of accounting. Equity earnings from investments are recorded as "Other income" on the consolidated statements of income of MGE Energy. For the years ended December 31, MGE Transco recorded the following:

(In thousands)	2020	2019	2018
Equity earnings from investment in ATC	$10,167	$9,889	$8,821
Dividends received from ATC(a)	8,633	7,347	4,611
Capital contributions to ATC	1,249	3,018	2,841

(a)MGE Transco recorded a $2.3 million dividend receivable from ATC as of December 31, 2017. A cash dividend was received in January of 2018.

ATC Holdco was formed in December 2016. ATC Holdco's future transmission development activities have been suspended for the near term. In 2020, 2019, and 2018, MGEE Transco recorded capital contributions of $0.3 million, $0.1 million, and $0.3 million, respectively, to ATC Holdco.

ATC's summarized financial data is as follows:

(In thousands)
Income statement data for the year ended December 31,	2020	2019	2018
Operating revenues	$758,117	$744,371	$690,510
Operating expenses	(372,463)	(373,527)	(358,703)
Other income	1,922	48	2,405
Interest expense, net	(112,818)	(110,490)	(110,725)
Earnings before members' income taxes	$274,758	$260,402	$223,487

Balance sheet data as of December 31,	2020	2019
Current assets	$92,735	$84,635
Noncurrent assets	5,400,538	5,244,220
Total assets	$5,493,273	$5,328,855

Current liabilities	$310,749	$502,601
Long-term debt	2,512,246	2,312,799
Other noncurrent liabilities	378,205	298,828
Members' equity	2,292,073	2,214,627
Total members' equity and liabilities	$5,493,273	$5,328,855

MGE receives transmission and other services from ATC. During 2020, 2019, and 2018, MGE recorded $30.7 million, $30.4 million, and $29.0 million, respectively, for transmission services received from ATC. MGE also provides a variety of operational, maintenance, and project management work for ATC, which is reimbursed by ATC. As of December 31, 2020 and 2019, MGE had a receivable due from ATC of $2.6 million (related primarily to Badger Hollow I and II) and $1.6 million (related primarily to Two Creeks and Badger Hollow I and II), respectively. MGE is reimbursed for these costs after the new generation assets are placed into service.

8.

Regulatory Assets and Liabilities - MGE Energy and MGE.

The following regulatory assets and liabilities are reflected in MGE's consolidated balance sheets as of December 31:

(In thousands)	2020	2019
Regulatory Assets
Asset retirement obligation	$11,935	$10,756
COVID-19 costs	3,933	-
Debt related costs	8,586	8,885
Deferred pension and other postretirement costs	5,280	6,216
Derivatives	13,989	26,875
Leases	2,748	2,400
Tax recovery related to AFUDC equity	8,952	7,060
Unfunded pension and other postretirement liability	101,594	83,214
Other	235	340
Total Regulatory Assets	$157,252	$145,746

Regulatory Liabilities
Deferred fuel savings	$5,047	$1,794
Elm Road	1,957	2,322
Income taxes	129,856	129,528
Non-ARO removal costs	28,197	26,543
Pension and other postretirement service costs	7,524	4,499
Purchased gas adjustment	1,832	1,864
Renewable energy credits	802	558
Transmission	7,669	6,019
Other	1,019	1,066
Total Regulatory Liabilities	$183,903	$174,193

MGE expects to recover its regulatory assets and return its regulatory liabilities through rates charged to customers based on PSCW decisions made during the ratemaking process or based on PSCW long-standing policies and guidelines. The adjustments to rates for these regulatory assets and liabilities will occur over the periods either specified by the PSCW or over the corresponding period related to the asset or liability. Management believes it is probable that MGE will continue to recover from customers the regulatory assets described above based on prior and current ratemaking treatment for such costs. All regulatory assets for which a cash outflow had been made are earning a return except for COVID-19 costs.

Asset Retirement Obligation

See Footnote 17 for a discussion of asset retirement obligations.

COVID-19 Costs

In March 2020, the PSCW issued an order authorizing deferral of expenditures incurred to ensure the provision of safe, reliable, and affordable access to utility services during the COVID-19 pandemic and late payment charges. Expenditures include items such as bad debt expense and personal protective equipment. Foregone revenue from late payment charges and the potential delay in payments from customers is expected to impact the timing of cash inflows. Subject to PSCW approval of recovery, foregone late payment charges are expected to be recognized as revenue when it is collected from customers, and deferred expenditures are expected to be recognized as a regulatory asset as costs are incurred (meaning that those expenditures will affect cash flows when paid but will not affect income until recovery is permitted by the PSCW). Recovery of expenditures and late payment charges is expected to be addressed in future rate proceedings. While management believes that cost recovery is probable, the timing of collection from customers cannot be estimated at this time. Management will continue to assess the probability of recovery of deferred costs as the COVID-19 pandemic progresses.

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

Deferred Pension and Other Postretirement Costs

As a result of lower investment returns in the fourth quarter of 2018, pension and postretirement benefit costs increased in 2019. In August 2019, the PSCW approved MGE's request to defer the difference between estimated pension and other postretirement costs included in the 2019 and 2020 rate settlement and actual expense incurred. The deferred cost for employee benefit plans was factored into future rate actions starting in 2021.

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

Changes in income taxes are generally passed through in customer rates for the regulated utility. The one-time 2017 impact on timing differences related to income taxes passed through to customer rates of the 2017 Tax Act was recorded as a regulatory liability. The amount and timing of the cash impacts will depend on the period over which certain income tax benefits are provided to customers, which will be subject to review by the PSCW. A portion of the regulatory liability will be returned to customers based on a mandated timeframe dictated by applicable tax laws. The 2021 rate settlement includes a one-time $18.2 million return to customers of the portion of electric excess deferred taxes related to the 2017 Tax Act not governed by IRS normalization rules.

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

9.

Rate Matters - MGE Energy and MGE.

a.Rate Proceedings.

In December 2020, the PSCW approved a settlement agreement for MGE's 2021 rate case. The settlement agreement provides for a zero percent increase for electric rates and an approximately 4.0% increase for gas rates in 2021. The electric rate settlement includes an increase in rate base but the associated rate increase is primarily offset by lower fuel and purchase power costs and a one-time $18.2 million return to customers of the portion of excess deferred taxes related to the 2017 Tax Act not governed by IRS normalization rules. As part of the settlement, the fuel rules bandwidth will be set at plus or minus 1% for 2021. When compared to the 2020 rate case, the settlement includes lower forecasted electric sales for 2021 to reflect changes to customer usage during the COVID-19 pandemic. The gas rate increase covers infrastructure costs and technology improvements. The settlement agreement also includes escrow accounting treatment for pension and other postretirement benefit costs, bad debt expense, and customer credit card fees. Escrow accounting treatment allows MGE to defer any difference between estimated costs in rates and actual costs incurred until its next rate filing. Any difference would be recorded as a regulatory asset or regulatory liability. The return on common stock equity for 2021 is 9.8% based on a capital structure of 55.8% common equity in 2021.

On January 27, 2021, Sierra Club and Vote Solar filed a Petition for Judicial Review of Agency Action (the Petition) in Dane County Circuit Court. The Petition challenges the final decision issued by the PSCW approving the rate settlement in MGE's 2021 rate case. The PSCW is named as the respondent in the Petition; MGE is not named as a party. The remedies sought in the Petition are unclear. The PSCW is expected to vigorously defend its final decision to approve the settlement agreement in the rate case, and MGE has intervened in the Petition in cooperation with the PSCW.

In December 2018, the PSCW approved a settlement agreement between MGE and intervening parties in the then pending rate case. The settlement decreased electric rates by 2.24%, or $9.2 million, in 2019. The decrease in electric rates reflected the ongoing impacts of the 2017 Tax Act. Lower fuel costs and an increase in rate base from renewable generation assets further impacted the rate change. In 2020, electric rates decreased a further 0.84%, or $3.4 million, as approved by the PSCW in December 2019 in MGE's 2020 Fuel Cost Plan, which reflected lower fuel costs. The settlement agreement increased gas rates by 1.06%, or $1.7 million, in 2019 and 1.46%, or $2.4 million, in 2020. The gas increase covered infrastructure costs. It also reflected the impacts of the 2017 Tax Act. The return on common stock equity for 2019 and 2020 was 9.8% based on a capital structure consisting of 56.6% common equity in 2019 and 56.1% common equity in 2020.

b.Fuel Rules.

Fuel rules require Wisconsin utilities to defer electric fuel-related costs that fall outside a symmetrical cost tolerance band around the amount approved for a utility in its annual fuel proceedings. Any over- or under-recovery of the actual costs is determined in the following year and is then reflected in future billings to electric retail customers. In 2020 the fuel rules bandwidth was set at plus or minus 2%. Under fuel rules, MGE deferred costs, less any excess revenues, if its actual electric fuel costs exceeded 102% of the electric fuel costs allowed in its latest rate order. Excess revenues are defined as revenues in the year in question that provide MGE with a greater return on common equity than authorized by the

PSCW in MGE's latest rate order. Conversely, MGE is required to defer the benefit of lower costs if actual electric fuel costs were less than 98% of the electric fuel costs allowed in that order. The fuel rules bandwidth is set at plus or minus 1% in 2021. These costs are subject to the PSCW's annual review of fuel costs completed in the year following the deferral.

The PSCW issued final decisions in the 2018 and 2017 fuel rules proceedings for MGE to refund additional fuel savings realized to its retail electric customers over a one-month period. MGE returned $9.5 million and $4.2 million of electric fuel-related savings in October 2019 and 2018, respectively. There was no change to the refund in the fuel rules proceedings from the amount MGE deferred in the previous year.

The PSCW issued a final decision in the 2019 fuel rules proceedings regarding $1.5 million of deferred savings giving MGE the option either to use the $1.5 million as part of the settlement to MGE's 2021 rate case or to refund the balance to customers in October 2020. MGE elected to include the savings as part of the 2021 rate change settlement as described above, reducing electric retail rates as opposed to a one-time credit back to retail customers. There was no change to the refund in the fuel rules proceedings from the amount MGE deferred in the previous year.

As of December 31, 2020, MGE has deferred $3.2 million of 2020 fuel-related savings. These costs will be subject to the PSCW's annual review of 2020 fuel costs, expected to be completed in 2021.

c.COVID-19.

On March 24, 2020, the PSCW ordered changes to the tariff provisions of all public utilities in Wisconsin in response to the COVID-19 pandemic. The order prohibited late payment charges, service disconnections, service refusals, and cash deposits as a condition of service. The order also required utilities to offer deferred payment arrangements to customers. The order resulted in increased bad debt expense and foregone revenue from late payment charges. This order, as it pertained to the prohibitions on service disconnections for residential customers, was in effect until November 1, 2020, at which time the annual winter disconnection moratorium began and continues until April 15, 2021. All other restrictions were lifted in July 2020. As permitted by regulatory action, MGE notified the PSCW of its election to continue to waive late fees until April 1, 2021 for all customer classes and seek recovery in a future period.

On March 24, 2020, the PSCW issued a further order authorizing deferral of expenditures incurred to ensure the provision of safe, reliable, and affordable access to utility services during the COVID-19 pandemic and late payment charges. See Footnote 8 for further discussion of the COVID-19 deferral expenditures.

d.2018 Tax Reform.

Customer rates approved for 2018 reflected an income tax rate of 35 percent. In January 2018, the PSCW issued an order directing Wisconsin investor-owned utilities to defer the over-collection of income tax expense as a result of the decrease in tax rate to 21 percent.

The PSCW issued an order in May 2018 to return to customers the estimated 2018 over-collection of income tax expense. The decision included a one-time credit on customer bills to reflect the estimate of the over-collection for January through June 2018, along with a volumetric credit which began in July 2018 and continued through the remainder of 2018 for the estimated remaining annual amount. MGE returned $8.2 million to customers through bill credits as of December 31, 2018.

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

On a consolidated and separate company basis, the income tax provision consists of the following provision (benefit) components for the years ended December 31:

	MGE Energy			MGE
(In thousands)	2020	2019	2018	2020	2019	2018
Current payable:
Federal	$4,179	$8,017	$18,622	$3,716	$7,616	$19,926
State	5,095	4,647	5,163	4,790	4,608	5,704
Net-deferred:
Federal	6,181	3,510	120	4,756	2,242	(2,563)
State	4,182	3,702	3,629	3,787	3,044	2,494
Amortized investment tax credits	(214)	(92)	(100)	(214)	(92)	(100)
Total income tax provision	$19,423	$19,784	$27,434	$16,835	$17,418	$25,461

The consolidated income tax provision differs from the amount computed by applying the statutory federal income tax rate to income before income taxes, as follows:

	MGE Energy			MGE
	2020	2019	2018	2020	2019	2018
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	6.3	6.2	6.3	6.3	6.1	6.2
Amortized investment tax credits	(0.2)	(0.1)	(0.1)	(0.2)	(0.1)	(0.1)
Credit for electricity from wind energy(a)	(6.2)	(5.7)	(0.3)	(6.8)	(6.2)	(0.4)
AFUDC equity, net	(1.2)	(0.3)	(0.6)	(1.4)	(0.3)	(0.5)
Amortization of utility excess deferred tax(b)	(2.0)	(2.4)	(1.8)	(2.2)	(2.7)	(2.0)
Other, net, individually insignificant	(0.3)	(0.1)	0.1	(0.3)	(0.1)	0.2
Effective income tax rate	17.4%	18.6%	24.6%	16.4%	17.7%	24.4%

(a)Saratoga became operational in February 2019.

(b)Included are impacts of the Tax Cuts and Jobs Act for the regulated utility for excess deferred taxes recognized using a normalization method of accounting. For the years ended December 31, 2020, 2019, and 2018, MGE recognized $2.2 million, $2.6 million, and $2.1 million, respectively. The amount and timing of the cash impacts will depend on the period over which certain income tax benefits are provided to customers, as determined by the PSCW.

The significant components of deferred tax assets and liabilities that appear on the consolidated balance sheets as of December 31 are as follows:

	MGE Energy		MGE
(In thousands)	2020	2019	2020	2019
Deferred tax assets
Investment in ATC	$21,688	$22,576	$-	$-
Federal tax credits	19,199	-	20,080	-
Accrued expenses	11,115	15,901	11,105	15,890
Pension and other postretirement benefits	35,446	30,968	35,446	30,968
Deferred tax regulatory account	41,318	35,493	41,318	35,493
Derivatives	3,852	7,351	3,852	7,351
Leases	6,704	5,167	6,704	5,167
Other	14,073	12,540	14,125	12,593
Gross deferred income tax assets	153,395	129,996	132,630	107,462
Less valuation allowance	(38)	(86)	(38)	(86)
Net deferred income tax assets	$153,357	$129,910	$132,592	$107,376

Deferred tax liabilities
Property-related	$257,397	$245,083	$257,397	$245,083
Investment in ATC	51,518	51,569	-	-
Bond transactions	595	657	595	657
Pension and other postretirement benefits	45,658	45,683	45,658	45,683
Derivatives	3,852	7,351	3,852	7,351
Tax deductible prepayments	9,059	9,078	9,059	9,051
Leases	6,704	5,167	6,704	5,167
Other	10,045	8,624	9,717	8,425
Gross deferred income tax liabilities	384,828	373,212	332,982	321,417
Deferred income taxes	$231,471	$243,302	$200,390	$214,041

The components of federal and state tax benefit carryovers as of December 31, are as follows:

	MGE Energy		MGE
(In thousands)	2020	2019	2020	2019
Federal tax credits	$19,199	$-	$20,080	$-
State net operating losses	621	1,406	621	1,406
Valuation allowances for state net operating losses	(621)	(1,406)	(621)	(1,406)

Federal tax credit carryovers expire in 2040 and state net operating loss carryforwards expire between 2021 and 2023. Federal tax credits represent the deferred tax asset and net operating loss amounts represent the tax loss that is carried forward. The state valuation allowance reduces MGE Energy’s and MGE’s state carryforward losses to estimated realizable value due to the uncertainty of future income in various state tax jurisdictions.

b.Accounting for Uncertainty in Income Taxes - MGE Energy and MGE.

The difference between the tax benefit amount taken on prior year tax returns, or expected to be taken on a current year tax return, and the tax benefit amount recognized in the financial statements is accounted for as an unrecognized tax benefit.

A tabular reconciliation of unrecognized tax benefits and interest is as follows:

(In thousands)
Unrecognized Tax Benefits:	2020	2019	2018
Unrecognized tax benefits, January 1,	$2,093	$1,949	$1,924
Additions based on tax positions related to the current year	796	741	425
Additions based on tax positions related to the prior years	-	84	272
Reductions based on tax positions related to the prior years	(608)	(681)	(672)
Unrecognized tax benefits, December 31,	$2,281	$2,093	$1,949

(In thousands)
Interest on Unrecognized Tax Benefits:	2020	2019	2018
Accrued interest on unrecognized tax benefits, January 1,	$176	$191	$165
Reduction in interest expense on uncertain tax positions	(124)	(137)	(136)
Interest expense on uncertain tax positions	102	122	162
Accrued interest on unrecognized tax benefits, December 31,	$154	$176	$191

Unrecognized tax benefits are classified with "Other deferred liabilities" on the consolidated balance sheets. The interest component recoverable in rates is offset by a regulatory asset.

As of December 31, 2020, 2019, and 2018, unrecognized tax benefits primarily related to temporary tax differences associated with the change in income tax method of accounting for electric generation and electric and gas distribution repairs. In addition, as of December 31, 2019 and 2018, unrecognized tax benefits relating to permanent differences and tax credits was less than $0.1 million and $0.3 million, respectively. As of December 31, 2020, there were no unrecognized tax benefits relating to permanent differences and tax credits.

The unrecognized tax benefits as of December 31, 2020, are not expected to significantly increase or decrease within the next twelve months. In addition, statutes of limitations will expire for MGE Energy and MGE tax returns. The impact of the statutes of limitations expiring is not anticipated to be material.

The following table shows tax years that remain subject to examination by major jurisdiction:

Taxpayer	Open Years
MGE Energy and consolidated subsidiaries in federal return	2017 through 2020
MGE Energy Wisconsin combined reporting corporation return	2017 through 2020

11.

Pension Plans and Other Postretirement Benefits - MGE Energy and MGE.

MGE maintains qualified and nonqualified pension plans, health care, and life insurance benefits, and defined contribution 401(k) benefit plans for its employees and retirees. MGE's costs for the 401(k) plans were $4.7 million, $4.4 million, and $3.9 million for the years ended December 31, 2020, 2019, and 2018, respectively. A measurement date of December 31 is utilized for all pension and postretirement benefit plans.

All employees hired after December 31, 2006, have been enrolled in the defined contribution pension plan rather than the defined benefit pension plan previously in place.

a.Benefit Obligations and Plan Assets.

(In thousands)	Pension Benefits		Other Postretirement Benefits
Change in Benefit Obligations:	2020	2019	2020	2019
Net benefit obligation as of January 1,	$410,651	$360,288	$80,901	$75,161
Service cost	5,296	4,692	1,264	1,110
Interest cost	12,210	14,302	2,278	2,893
Plan participants' contributions	-	-	1,009	969
Actuarial loss(a)	50,325	47,671	5,907	5,045
Gross benefits paid	(17,267)	(16,302)	(5,245)	(4,497)
Less: federal subsidy on benefits paid(b)	-	-	246	220
Benefit obligation as of December 31,	$461,215	$410,651	$86,360	$80,901

Change in Plan Assets:
Fair value of plan assets as of January 1,	$386,033	$323,780	$48,889	$42,521
Actual return on plan assets	58,935	76,766	6,514	9,277
Employer contributions	1,837	1,789	568	619
Plan participants' contributions	-	-	1,009	969
Gross benefits paid	(17,267)	(16,302)	(5,245)	(4,497)
Fair value of plan assets at end of year	429,538	386,033	51,735	48,889
Funded Status as of December 31,	$(31,677)	$(24,618)	$(34,625)	$(32,012)

(a)In 2020 and 2019, lower discount rates were the primary driver of the actuarial loss.

(b)In 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 was signed into law authorizing Medicare to provide prescription drug benefits to retirees. For the years ended December 31, 2020 and 2019, the subsidy due to MGE was $0.2 million.

The accumulated benefit obligation for the defined benefit pension plans as of December 31, 2020 and 2019, was $430.3 million and $383.0 million, respectively.

The amounts recognized in the consolidated balance sheets to reflect the funded status of the plans as of December 31 are as follows:

	Pension Benefits		Other Postretirement Benefits
(In thousands)	2020	2019	2020	2019
Long-term asset	$13,873	$13,630	$-	$-
Current liability	(2,139)	(1,688)	-	-
Long-term liability	(43,411)	(36,560)	(34,625)	(32,012)
Net liability	$(31,677)	$(24,618)	$(34,625)	$(32,012)

The following table shows the amounts that have not yet been recognized in our net periodic benefit cost as of December 31 and are recorded as regulatory assets in the consolidated balance sheets:

	Pension Benefits		Other Postretirement Benefits
(In thousands)	2020	2019	2020	2019
Net actuarial loss	$92,553	$79,290	$10,986	$8,659
Prior service benefit	(144)	(268)	(1,816)	(4,484)
Transition obligation	-	-	15	17
Total	$92,409	$79,022	$9,185	$4,192

The projected benefit obligation and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets were as follows:

(In thousands)	Pension Benefits
Projected Benefit Obligation in Excess of Plan Assets	2020	2019
Projected benefit obligation, end of year	$45,550	$38,247
Fair value of plan assets, end of year	-	-

The accumulated benefit obligation and fair value of plan assets with an accumulated benefit obligation in excess of plan assets were as follows:

(In thousands)	Pension Benefits		Other Postretirement Benefits
Accumulated Benefit Obligation in Excess of Plan Assets	2020	2019	2020	2019
Accumulated benefit obligation, end of year	$43,384	$35,798	$86,360	$80,901
Fair value of plan assets, end of year	-	-	51,735	48,889

b.Net Periodic Benefit Cost.

(In thousands)	Pension Benefits			Other Postretirement Benefits
Components of Net Periodic Benefit Cost:	2020(a)	2019(a)	2018	2020(a)	2019(a)	2018
Service cost	$5,296	$4,692	$5,723	$1,264	$1,110	$1,283
Interest cost	12,210	14,302	12,859	2,278	2,893	2,612
Expected return on assets	(27,229)	(22,786)	(26,241)	(3,154)	(2,723)	(3,232)
Amortization of:
Transition obligation	-	-	-	3	3	3
Prior service (credit) cost	(114)	(117)	(44)	(2,669)	(2,669)	(2,669)
Actuarial loss	5,357	7,379	5,278	217	401	488
Net periodic benefit cost (credit)	$(4,480)	$3,470	$(2,425)	$(2,061)	$(985)	$(1,515)

(a)During 2019, MGE deferred approximately $6.2 million of pension and other postretirement costs. During 2020, MGE collected approximately $0.9 million of pension and other postretirement costs, which reduced the amount deferred in 2019. The impact of the deferral has not been reflected in the table above. See Footnote 8 for further information.

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

c.Plan Assumptions.

The weighted-average assumptions used to determine the benefit obligations were as follows for the years ended December 31:

	Pension Benefits		Other Postretirement Benefits
	2020	2019	2020	2019
Discount rate	2.70%	3.42%	2.52%	3.30%
Rate of compensation increase	3.22%	3.21%	N/A	N/A
Assumed health care cost trend rates:
Health care cost trend rate assumed for next year	N/A	N/A	5.75%	6.00%
Rate to which the cost trend rate is assumed to
decline (the ultimate trend rate)	N/A	N/A	4.75%	5.00%
Year that the rate reaches the ultimate trend rate	N/A	N/A	2027	2024

MGE uses individual spot rates, instead of a weighted average of the yield curve spot rates, for measuring the service cost and interest cost components of net periodic benefit cost.

The weighted-average assumptions used to determine the net periodic cost were as follows for the years ended December 31:

	Pension Benefits			Other Postretirement Benefits
	2020	2019	2018	2020	2019	2018
Discount rate	3.42%	4.32%	3.73%	3.30%	4.24%	3.60%
Expected rate of return on plan assets	7.20%	7.20%	7.40%	6.75%	6.72%	6.94%
Rate of compensation increase	3.26%	3.25%	3.72%	N/A	N/A	N/A

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

The asset allocation for MGE's pension plans as of December 31, 2020 and 2019, and the target allocation for 2021, by asset category, follows:

	Target Allocation	Percentage of Plan Assets at Year End
		2020	2019
Equity securities(a)	63.0%	69.0%	64.0%
Fixed income securities	30.0%	25.0%	29.0%
Real estate	7.0%	6.0%	7.0%
Total	100.0%	100.0%	100.0%

(a) Target allocations for equity securities are broken out as follows: 45.5% United States equity and 17.5% non-United States equity.

The fair value of plan assets for the postretirement benefit plans is $51.7 million and $48.9 million as of December 31, 2020 and 2019, respectively. Of this amount, $45.6 million and $42.8 million as of December 31, 2020 and 2019, respectively, were held in the master pension trust and are allocable to postretirement health expenses. The target asset allocation and investment strategy for the portion of assets held in the master pension trust are the same as that explained for MGE's pension plans. The remainder of postretirement benefit assets are held either in an insurance continuance fund for the payment of retiree life benefits or health benefit trusts for payment of retiree health premiums. The asset allocation for the insurance continuance fund is determined by the life insurer. The target asset allocation for the health benefit trusts are established based on a similar investment strategy as assets held in the master pension trust, with consideration for liquidity needs in the health benefit trusts.

e.Concentrations of Credit Risk.

MGE evaluated its pension and other postretirement benefit plans' asset portfolios for the existence of significant concentrations of credit risk as of December 31, 2020. Types of concentrations that were evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, and foreign country. As of December 31, 2020, there were no significant concentrations (defined as greater than 10 percent of plan assets) of risk in MGE pension and postretirement benefit plan assets.

f. Fair Value Measurements of Plan Assets.

Pension and other postretirement benefit plan investments are recorded at fair value. See Footnote 19 for more information regarding the fair value hierarchy.

The following descriptions are the categories of underlying plan assets held within the pension and other postretirement benefit plans as of December 31, 2020:

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

The fair values of MGE's plan assets by asset category as of December 31 are as follows:

(In thousands)	2020	2019
Cash and Cash Equivalents	$1,180	$964
Equity Securities:
U.S. Large Cap	151,218	134,458
U.S. Mid Cap	37,389	31,288
U.S. Small Cap	50,456	36,495
International Blend	87,461	76,293
Fixed Income Securities:
Short-Term Fund	4,215	7,449
High Yield Bond	22,683	21,276
Long Duration Bond	92,657	92,642
Real Estate	30,005	29,671
Insurance Continuance Fund	1,506	1,530
Fixed Rate Fund	2,503	2,856
Total	$481,273	$434,922

g.Expected Cash Flows.

MGE does not expect to need to make any required contributions to the qualified plans for 2021. The contributions for years after 2021 are not yet currently estimated. MGE has adopted the asset smoothing as permitted in accordance with the Pension Protection Act of 2006, including modifications made by WRERA.

Due to uncertainties in the future economic performance of plan assets, discount rates, and other key assumptions, estimated contributions are subject to change. MGE may also elect to make additional discretionary contributions.

In 2020, MGE made $6.3 million in employer contributions to its pension and postretirement plans.

h.Benefit Payments.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

	Pension	Other Postretirement Benefits
(In thousands)	Pension Benefits	Gross Postretirement Benefits	Expected Medicare Part D Subsidy	Net Postretirement Benefits
2021	$18,493	$4,696	$(250)	$4,446
2022	19,508	4,859	(277)	4,582
2023	20,353	5,145	(302)	4,843
2024	21,007	5,443	(327)	5,116
2025	21,678	5,529	(354)	5,175
2026 - 2030	114,762	27,163	(2,148)	25,015

12.

Share-Based Compensation - MGE Energy and MGE.

In 2020, MGE Energy shareholders approved the 2021 Long-Term Incentive Plan (the 2021 Incentive Plan). It provides for the issuance of up to 500,000 shares of MGE Energy common stock in connection with awards made under the 2021 Incentive Plan. The 2021 Incentive Plan authorizes awards of restricted stock, restricted stock units, performance units, and dividend equivalents, or any combination of the foregoing. As of December 31, 2020, no awards were issued under the 2021 Incentive Plan. In February 2021, 16,267 restricted stock units and 10,187 performance units were issued under the 2021 Incentive Plan. The 2020 Performance Unit Plan (the 2020 Plan) was adopted in February 2020 for eligible employees. Plan participants may receive awards of performance units, restricted units, or both. Prior to the adoption of the 2020 plan, eligible employees could receive awards of performance units under the 2006 Performance Unit Plan. Under the 2013 Director Incentive Plan, eligible non-employee directors could receive awards of performance units. During the years ended December 31, 2020, 2019 and 2018, MGE recorded $1.3 million, $3.0 million, and $1.1 million, respectively, in compensation expense as a result of awards under the 2006 Performance Unit Plan, the 2020 Plan, and the 2013 Director Incentive Plan in "Other operations and maintenance" on the consolidated statements of income.

a.2013 Director Incentive Plan and 2006 Performance Unit Plan

Under MGE Energy's 2013 Director Incentive Plan and its 2006 Performance Unit Plan, non-employee directors and eligible employees, respectively, could receive performance units that entitled the holder to receive a cash payment equal to the value of a designated number of shares of MGE Energy's common stock, plus dividend equivalent payments thereon, at the end of the performance period set in the award. In accordance with the plans' provisions, these awards are subject to prescribed vesting schedules and must be settled in cash. Accordingly, no shares of common stock will be issued in connection with the plans.

On the grant date, the cost of the director or employee services received in exchange for a performance unit award is measured based on the current market value of MGE Energy common stock. The fair value of the awards is remeasured quarterly, including as of December 31, 2020, as required by applicable accounting standards. Changes in fair value as well as the original grant are recognized as compensation cost. Since this amount is remeasured throughout the vesting period, the compensation cost is subject to variability. For nonretirement eligible employees under the 2006 Performance Unit Plan, stock-based compensation costs are accrued and recognized using the graded vesting method. Compensation cost for retirement eligible employees or employees that will become retirement eligible during the vesting schedule are recognized on an abridged horizon as retirement eligibility accelerates vesting.

Payouts under the 2013 Director Incentive Plan are subject to a three-year vesting schedule. Payouts under the 2006 Performance Unit Plan are subject to a five-year vesting schedule. The following activity occurred during 2020:

	2020
	Director Incentive Plan	Performance Unit Plan
Nonvested awards January 1,	4,611	26,468
Granted	5,048	-
Vested	(5,373)	(9,048)
Nonvested awards December 31,	4,286	17,420

No cash settlements have occurred on the awards shown in the table above as cash payments are only made at the end of the period covered by the awards. In January 2020, cash payments of $2.0 million were distributed relating to awards that were granted under the plans in 2017, for the 2013 Director Incentive Plan, and in 2015, for the 2006 Performance Unit Plan.

b.2020 Performance Unit Plan

Performance units under the 2020 Performance Unit Plan (the 2020 Plan) entitle the holder to receive a cash payment equal to the value of a designated number of shares of MGE Energy's common stock, plus dividend-equivalent payments thereon, based upon achievement of specified performance goals during a performance period set by the Compensation Committee of MGE Energy's Board of Directors. Restricted units entitle the holder to receive a cash payment equal to the value of a designated number of shares of MGE Energy's common stock, plus dividend-equivalent payments thereon, at the end of a defined time period. Awards are subject to vesting provisions providing for 100% vesting at the end of the performance period, in the case of performance units, and at the end of the defined time period in the case of restricted units. The performance units and restricted units will be paid out in cash and are accounted for as a liability award. No shares of common stock will be issued in connection with the 2020 Plan. Compensation cost for retirement eligible employees or employees that will become retirement eligible during the vesting schedule are recognized on an abridged horizon as retirement eligibility accelerates vesting.

The 2020 performance units contain market and performance conditions. The market condition is based on total shareowner return relative to an investor-owned utility peer group. The performance condition is based on achievement of targets specified in the award agreement (such as an earnings growth target). The fair value of each performance unit is based on the fair value of the underlying common stock on the grant date and the probability of satisfying the market and performance conditions contained in the award agreement during the three-year performance period. The actual payments upon vesting depends upon actual performance and may range from zero to 200% of the granted number of performance units. The 2020 restricted units will vest based on a three-year cliff vesting schedule. The following activity occurred during 2020:

	2020
	Performance	Restricted
Nonvested awards January 1,	-	-
Granted	9,822	9,822
Vested	(2,666)	(2,666)
Forfeited	(153)	(153)
Nonvested awards December 31,	7,003	7,003

Fair Value of each nonvested award	$89.13	N/A
Estimated payout % based on performance criteria	100%	N/A

13.

Notes Payable to Banks, Commercial Paper, and Lines of Credit.

a.MGE Energy.

As of December 31, 2020, MGE Energy had an unsecured, committed revolving line of credit of $50 million expiring February 7, 2024. As of December 31, 2020, no borrowings were outstanding under this facility.

The credit agreement requires MGE Energy to maintain a ratio of its consolidated indebtedness to consolidated total capitalization not to exceed a maximum of 65%. A change in control constitutes a default under the agreement. Change in control events are defined as (i) a failure by MGE Energy to hold 100% of the outstanding voting equity interest in MGE or (ii) the acquisition of beneficial ownership of 30% or more of the outstanding voting stock of MGE Energy by one person or two or more persons acting in concert. As of December 31, 2020, MGE Energy was in compliance with the covenant requirements of the credit agreement.

b.MGE.

For short-term borrowings, MGE generally issues commercial paper (issued at the prevailing discount rate at the time of issuance), which is supported by unused committed bank lines of credit. As of December 31, 2020, MGE had two unsecured, committed revolving lines of credit for a total of $100 million expiring February 7, 2024. As of December 31, 2020, no borrowings were outstanding under these facilities; however, there was $52.5 million in commercial paper outstanding.

The credit agreements require MGE to maintain a ratio of consolidated debt to consolidated total capitalization not to exceed a maximum of 65%. The ratio calculation excludes assets, liabilities, revenues, and expenses included in MGE's financial statements as the result of the consolidation of VIEs, such as MGE Power West Campus and MGE Power Elm Road. A change in control constitutes a default under the agreements. Change in control events are defined as (i) a failure by MGE Energy to hold 100% of the outstanding voting equity interest in MGE or (ii) the acquisition of beneficial ownership of 30% or more of the outstanding voting stock of MGE Energy by one person or two or more persons acting in concert. As of December 31, 2020, MGE was in compliance with the covenant requirements of the credit agreements.

c.Short-Term Borrowings - MGE Energy and MGE.

Information concerning short-term borrowings is shown below:

(In thousands)	MGE Energy(a)		MGE
As of December 31,	2020	2019	2020	2019
Available capacity under line of credit	$96,815	$150,000	$46,815	$100,000
Short-term debt outstanding	$52,500	$-	$52,500	$-
Letters of credit issued inside credit facilities	$685	$-	$685	$-
Weighted-average interest rate	0.15%	-%	0.15%	-%
Year Ended December 31,
Maximum short-term borrowings	$52,500	$56,000	$52,500	$56,000
Average short-term borrowings	$6,393	$18,364	$6,393	$18,364
Weighted-average interest rate	0.43%	2.16%	0.43%	2.16%

(a) MGE Energy short-term borrowings include MGE Energy and MGE lines of credit and MGE commercial paper.

14.

Long-Term Debt - MGE Energy and MGE.

a.Long-Term Debt.

	December 31,
(In thousands)	2020	2019
First Mortgage Bonds:(a)
7.70%, 2028 Series	$1,200	$1,200
Tax Exempt Debt:
3.45%, 2027 Series, Industrial Development Revenue Bonds(b)	-	19,300
2.05%, 2023 Series, Industrial Development Revenue Bonds(b)	19,300	-
Medium-Term Notes:(c)
6.12%, due 2028	20,000	20,000
7.12%, due 2032	25,000	25,000
6.247%, due 2037	25,000	25,000
Total Medium-Term Notes	70,000	70,000
Other Long-Term Debt:(d)
3.38%, retired 2020(e)	-	15,000
3.09%, due 2023(e)	30,000	30,000
3.29%, due 2026(e)	15,000	15,000
3.11%, due 2027(e)	30,000	30,000
2.94%, due 2029(e)	50,000	50,000
5.68%, due 2033(f)	22,762	23,946
5.19%, due 2033(f)	14,985	15,794
5.26%, due 2040(e)	15,000	15,000
5.04%, due 2040(g)	31,806	33,472
4.74%, due 2041(g)	20,167	21,167
4.38%, due 2042(e)	28,000	28,000
4.42%, due 2043(e)	20,000	20,000
4.47%, due 2048(e)	20,000	20,000
3.76%, due 2052(e)	40,000	40,000
4.19%, due 2048(e)	60,000	60,000
4.24%, due 2053(e)	20,000	20,000
4.34%, due 2058(e)	20,000	20,000
Total Other Long-Term Debt	437,720	457,379
Long-term debt due within one year	(4,771)	(19,659)
Unamortized discount and debt issuance costs	(4,146)	(4,479)
Total Long-Term Debt	$519,303	$523,741

(a)MGE's utility plant is subject to the lien of its Indenture of Mortgage and Deed of Trust, under which its first mortgage bonds are issued. The Mortgage Indenture provides that dividends or any other distribution or purchase of MGE shares may not be made if the aggregate amount thereof since December 31, 1945, would exceed the earned surplus (retained earnings) accumulated subsequent to December 31, 1945. As of December 31, 2020, approximately $529.9 million was available for the payment of dividends under this covenant.

(b)

In April 2020, MGE borrowed $19.3 million from the City of Madison, Wisconsin's issuance of Industrial Development Revenue Refunding Bonds (Madison Gas and Electric Company Project), Series 2020A. The bonds carry an interest rate of 2.05% per annum with interest payable semi-annually on April 1 and October 1 of each year, which commenced on October1, 2020. The bonds require their holder to tender them on April 30, 2023, at which time the bonds will either be repriced and remarketed or redeemed and retired. MGE used the proceeds to redeem at par $19.3 million of existing Industrial Development Revenue Refunding Bonds (Madison Gas and Electric Company Project), Series 2002B due October 1, 2027.

(c)The indenture under which MGE's Medium-Term notes are issued provides that those notes will be entitled to be equally and ratably secured in the event that MGE issues any additional first mortgage bonds.

(d)Unsecured notes issued pursuant to various Note Purchase Agreements with one or more purchasers. The notes are not issued under, or governed by, MGE's Indenture dated as of September 1, 1998, which governs MGE's Medium-Term Notes.

(e)Issued by MGE. Under that Note Purchase Agreement: (i) note holders have the right to require MGE to repurchase their notes at par in the event of an acquisition of beneficial ownership of 30% or more of the outstanding voting stock of MGE Energy, (ii) MGE must maintain a ratio of its consolidated indebtedness to consolidated total capitalization not to exceed a maximum of 65%, and (iii) MGE cannot issue "Priority Debt" in an amount exceeding 20% of its consolidated assets. Priority Debt is defined as any indebtedness of MGE secured by liens other than specified liens permitted by the Note Purchase Agreement and certain unsecured indebtedness of certain subsidiaries. As of December 31, 2020, MGE was in compliance with the covenant requirements.

(f)Issued by MGE Power West Campus. The Note Purchase Agreements require MGE Power West Campus to maintain a projected debt service coverage ratio of not less than 1.25 to 1.00, and debt to total capitalization ratio of not more than 0.65 to 1.00. The notes are secured by a collateral assignment of lease payments that MGE is making to MGE Power West Campus for use of the WCCF pursuant to a long-term lease. As of December 31, 2020, MGE Power West Campus was in compliance with the covenant requirements.

(g)Issued by MGE Power Elm Road. The Note Purchase Agreement requires MGE Power Elm Road to maintain a projected and actual debt service coverage ratio at the end of any calendar quarter of not less than 1.25 to 1.00 for the trailing 12-month period. The notes are secured by a collateral assignment of lease payments that MGE is making to MGE Power Elm Road for use of the Elm Road Units pursuant to long-term leases. As of December 31, 2020, MGE Power Elm Road was in compliance with the covenant requirements.

b.Long-Term Debt Maturities.

Below is MGE Energy's and MGE's aggregate maturities for all long-term debt for years following December 31, 2020.

(In thousands)	2021	2022	2023	2024	2025	Thereafter
Long-term debt maturities	$4,771	$4,889	$54,314	$5,146	$5,285	$453,815

MGE includes long-term debt held by MGE Power Elm Road and MGE Power West Campus in the consolidated financial statements (see Footnote 3 for further information regarding these VIEs).

15.

Common Equity.

a.Common Stock - MGE Energy and MGE.

MGE Energy sells shares of its common stock through its Direct Stock Purchase and Dividend Reinvestment Plan (the Stock Plan). Those shares may be newly issued shares or shares that are purchased in the open market by an independent agent for participants in the Stock Plan. The volume and timing of share repurchases in the open market depends upon the level of dividend reinvestment and optional share purchases made by plan participants. As a result, there is no specific maximum number of shares to be repurchased and no specified termination date for the repurchases. All sales under the Stock Plan are covered by a shelf registration statement that MGE Energy filed with the SEC. For the years ended December 31, 2020 and 2019, MGE Energy issued no new shares of common stock under the Stock Plan.

In May 2020, MGE Energy issued 1.5 million shares of its common stock in an underwritten offering. MGE Energy received proceeds, net of underwriter fees and issuance costs, of $79.6 million from the issuance and sale of those shares. The net proceeds are being used for general corporate purposes, including funding capital expenditures being made by MGE.

During the years ended December 31, 2020 and 2019, MGE Energy paid $51.7 million (or $1.45 per share) and $47.8 million (or $1.38 per share), respectively, in cash dividends on its common stock. Dividend payments by MGE to MGE Energy are subject to restrictions arising under a PSCW rate order and, to a lesser degree, MGE's first mortgage bonds. The PSCW order restricts any dividends, above the PSCW authorized amount that MGE may pay MGE Energy if MGE's common equity ratio, calculated in the manner used in the rate proceeding, is less than 55%. This restriction did not restrict MGE's payment of dividends in 2020. See Footnote 14 for further discussion of the mortgage indenture covenants regarding the payment of dividends. During the years ended December 31, 2020 and 2019, MGE paid no dividends to MGE Energy.

b.Dilutive Shares Calculation - MGE Energy.

MGE Energy has no dilutive securities issued.

16.

Commitments and Contingencies.

a.Environmental - MGE Energy and MGE.

Columbia

In February 2021, MGE and the other co-owners of Columbia announced plans to retire that facility. The co-owners intend to retire Unit 1 by the end of 2023 and Unit 2 by the end of 2024. Final timing and retirement dates for Units 1 and 2 are subject to PSCW and regional regulatory reviews, including identification and approval of energy and capacity resources to replace Columbia. Effects of environmental compliance discussed below will depend upon the final retirement dates approved and compliance requirement dates.

Water Quality

Water quality regulations promulgated by the EPA and WDNR in accordance with the Federal Water Pollution Control Act, commonly known as the Clean Water Act (CWA), impose restrictions on discharges of various pollutants into surface waters. The CWA also regulates surface water quality issues that affect aquatic life, such as water temperatures, chemical concentrations, intake structures, and wetlands filling. The CWA also includes discharge standards, which require the use of effluent-treatment processes equivalent to categorical "best practicable" or "best available" technologies. The CWA regulates discharges from "point sources," such as power plants, by establishing discharge limits via water discharge permits. MGE's power plants operate under Wisconsin Pollution Discharge Elimination System (WPDES) permits issued by the WDNR to ensure compliance with these discharge limits. Permits are subject to periodic renewal.

EPA's Effluent Limitations Guidelines and Standards for Steam Electric Power Generating Point Source Category

In August 2020, the EPA finalized rule modifications to the Effluent Limitations Guidelines (ELG) for the steam electric power generating industry. The ELG rule establishes federal limits on the amount of metals and other pollutants that can be discharged in wastewater from new and existing steam electric generation plants. The rule will be applied to Wisconsin-based power plants as they renew their WPDES permits, but no later than December 31, 2023. The operators of the Columbia and Elm Road Units have indicated that equipment upgrades may be necessary to comply with the current discharge standards.

In February 2021, MGE and the other owners of Columbia filed a Certificate of Authority (CA) application with the PSCW. The CA application commits to close Columbia's wet pond system to comply with the Coal Combustions Residuals (CCR) Rule as described in further detail in the solid waste section below. By committing to close the wet pond system, Columbia will be in compliance with ELG requirements.

The operator of the Elm Road Units has been evaluating the rule impacts and has conducted an analysis of compliance obligations, pollution prevention technologies, and their associated costs. In February 2021, MGE and its co-owner filed a CA application with the PSCW. If approved, MGE's share of the estimated costs to comply with the rule is estimated to be approximately $4 million. Pending approval from the PSCW, construction is expected to begin in 2022. MGE will continue to work with the Elm

Road operator to determine the final costs and timing of compliance.

Management believes that any compliance costs will be recovered in future rates based on previous treatment of environmental compliance projects.

EPA Cooling Water Intake Rules (Section 316(b))

Section 316(b) of the Clean Water Act requires that the cooling water intake structures at electric power plants meet best available technology standards to reduce mortality from entrainment (drawing aquatic life into a plant's cooling system) and impingement (trapping aquatic life on screens). The EPA finalized its Section 316(b) rule for existing facilities in 2014. Section 316(b) requirements are implemented in Wisconsin through modifications to plants' WPDES permits, which govern plant wastewater discharges.

WCCF, Blount, and Columbia are considered existing plants under this rule. WCCF employs a system that meets the Section 316(b) rule. Blount's WPDES permit assumes that the plant meets best technology available (BTA) for the duration of the permit, which expires in 2023. However, MGE must perform an entrainment study by the end of 2021 to determine future BTA, which will be included with the next permit renewal. Section 316(b) applies to river intakes at the Columbia plant. Columbia's operator received a permit in 2019 requiring studies of intake structures to help determine BTA. BTA improvements may not be required given that Columbia could be fully retired before the issuance of the next permit, which is expected to be issued in 2023 or later. MGE will continue to work with Columbia’s operator to evaluate all regulatory requirements applicable to the planned retirements. Management believes that the Section 316(b) rule will not have a material effect on its existing plants and that any compliance costs will be recovered in future rates based on previous treatment of environmental compliance projects.

Air Quality

Federal and state air quality regulations impose restrictions on various emissions, including emissions of particulate matter (PM), sulfur dioxide (SO2), nitrogen oxides (NOx), and other pollutants, and require permits for operation of emission sources. These permits have been obtained by MGE and must be renewed periodically. Current EPA initiatives under the Clean Air Act, including the Cross-State Air Pollution Rule (CSAPR) and National Ambient Air Quality Standards (NAAQS), have the potential to result in additional operating and capital expenditure costs for MGE.

EPA's Greenhouse Gas (GHG) Reduction Guidelines under the Clean Air Act 111(d) Rule

In January 2021, the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit) vacated and remanded to the EPA the Affordable Clean Energy Rule (ACE Rule) and the repeal of the predecessor Clean Power Plan Rule (CPP Rule), both of which regulated greenhouse gas emissions from existing electric generation units pursuant to Section 111(d) of the Clean Air Act. MGE is still evaluating this D.C. Circuit decision for what impacts it may have on MGE operations. MGE will continue to evaluate the rule development and monitor ongoing and potential legal proceedings.

National Ambient Air Quality Standards (NAAQS) and Related Rules

The EPA's NAAQS regulations have been developed to set ambient levels of six pollutants to protect sensitive human populations (primary NAAQS) and the environment (secondary NAAQS) from the negative effects of exposure to these pollutants at higher levels. The Clean Air Act requires that the EPA periodically review, and adjust as necessary, the NAAQS for these six air pollutants. The EPA's NAAQS review can result in a lowering of the allowed ambient levels of a pollutant, a change in how the pollutant is monitored, and/or a change in which sources of that pollutant are regulated. States implement any necessary monitoring and measurement changes and recommend areas for attainment (meets the ambient requirements) or nonattainment (does not meet these standards). The EPA makes final attainment and nonattainment determinations. States must come up with a state implementation plan (SIP) to get nonattainment areas into attainment and maintain air quality in attainment areas. A company with facilities located in a nonattainment area will be most affected. Its facilities may be subject to additional data submission and measurement requirements during permitting renewals, its facilities may need to meet new emission limitations set by the SIP (which could result in significant capital expenditures), and it may have additional expenses and/or difficulties expanding existing facilities or building new facilities. The process, which starts with determining acceptable primary and/or secondary NAAQS and ends with executing SIPs can take years. Since the NAAQS regulations have the potential to affect both existing and new facilities, MGE continuously monitors changes to these rules to evaluate whether changes could impact its operations. In addition, the EPA has adopted interstate transport rules, such as the CSAPR, to address contributions to NAAQS nonattainment from upwind sources in neighboring states. In the following paragraphs we discuss specific NAAQS and transport rule developments that may affect MGE.

Ozone NAAQS

In May 2018, the EPA issued a final rule designating the northeast portion of Milwaukee County as being in nonattainment with Ozone NAAQS. The Elm Road Units are located in Milwaukee County, outside the designated nonattainment area. In August 2018, several environmental groups, the City of Chicago, and the State of Illinois filed federal lawsuits challenging several of the EPA's attainment designation decisions, including the partial Milwaukee County designation as being too narrow and not sufficiently protective. In July 2020, the U.S. District Court of the District of Columbia remanded the partial Milwaukee County attainment designation back to the EPA for further explanation. If the entire county were to be considered in nonattainment, the State of Wisconsin would need to develop an implementation plan that addressed emissions that contribute to Ozone (NOx and Volatile Organic Compound emissions) for the county, which could affect operations and emissions control obligations of the Elm Road units. MGE is monitoring the outcome of the EPA's remand analysis and how it may affect the Elm Road Units in Milwaukee County. At this time, MGE expects that the 2015 Ozone NAAQS will not have a material effect on its existing plants based on final designations.

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

In 2016 the EPA finalized a CSAPR Update Rule to address pollution transport related to an updated ozone NAAQS. In September 2019, the D.C. Circuit remanded the rule to the EPA holding that the rule improperly provided only a partial remedy for addressing interstate transport of pollutants from upwind to downwind states. In October 2020 the EPA published a proposed CSAPR Update Rule to address the remand which explicitly excludes Wisconsin. The EPA is under court order to finalize this update by March 2021. If the proposed rule is finalized as written, Wisconsin will not be subject to the emissions reductions included in the CSAPR Update Rule but will remain subject to the reductions required by the original CSAPR.

MGE has met its current obligations through a combination of reduced emissions through pollution control (e.g., SCR installation at Columbia), as well as owned, received, and purchased allowances. While uncertainty remains around CSAPR due to legal challenges, MGE expects to meet ongoing CSAPR obligations for the foreseeable future. MGE will continue to monitor developments to this rule.

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

Columbia Clean Air Act Litigation

Columbia is a coal-fired generating station operated by WPL and in which WPL, WPSC, and MGE have ownership interests. In December 2009, the EPA sent a Notice of Violation (NOV) to the co-owners, including MGE. The NOV alleged that WPL and the Columbia co-owners failed to comply with appropriate pre-construction review and permitting requirements and, as a result, violated the Prevention of Significant Deterioration program requirements, Title V Operating Permit requirements of the CAA, and the Wisconsin SIP. In June 2013, the court approved and entered a consent decree entered by the EPA, Sierra Club, and the co-owners of Columbia. One of the requirements of the consent decree required installation of an SCR system at Columbia Unit 2 by December 31, 2018. Installation of the SCR was approved by the PSCW and the SCR was placed in service in 2018. The consent decree remains open for compliance monitoring, but significant additional operating and capital expenditures are not expected.

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

In July 2018, the EPA published a final rule that included amendments to the CCR. The amendments include the allowance of alternative performance standards for landfills and surface impoundments, revised risk-based groundwater protection standards, and an extension of the deadline by which certain facilities must cease the placement of waste in CCR units. In August 2018, the D.C. Circuit vacated parts of the 2015 CCR for not being sufficiently protective of the environment. In August 2020, the EPA revised the CCR rule to require owners or operators of coal-fired power plants to stop transporting CCR and non-CCR wastewater (a process known as "sluicing") to unlined surface impoundments. In addition, regulated entities must initiate impoundment closure as soon as feasible and in no event later than April 2021, unless the EPA grants an extension. Columbia requested an extension to comply by October 2022. The EPA will address the remaining issues on remand in a subsequent action.

Review of the Elm Road Units has indicated that the costs to comply with the CRR rule are not expected to be significant. Columbia's operator has completed a review of its system and has developed a compliance plan. In February 2021, a CA application was filed with the PSCW for approval to install technology required to cease bottom ash transport water discharges rather than extend the longevity of the ash ponds. If approved, MGE's share of the estimated costs of the project would be approximately $4 million. Construction is expected to be completed by the end of 2022.

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

In January 2021, certain environmental groups filed a petition against the PSCW regarding MGE's 2021 rate settlement. MGE has intervened in the petition in cooperation with the PSCW. See Footnote 9.a. for more information regarding this matter.

c.Purchase Contracts - MGE Energy and MGE.

MGE Energy and MGE have entered into various commodity supply, transportation, and storage contracts to meet their obligations to deliver electricity and natural gas to customers. Management expects to recover these costs in future customer rates.

As of December 31, 2020, the future minimum commitments related to these purchase contracts were as follows:

(In thousands)	2021	2022	2023	2024	2025	Thereafter
Coal(a)	$11,399	$5,249	$1,515	$-	$-	$-
Natural gas
Transportation and storage(b)	21,851	22,120	22,553	22,553	22,553	18,316
Supply(c)	9,527	-	-	-	-	-
Purchase power(d)	27,017	15,399	5,856	5,458	5,567	11,717
Renewable energy(e)	6,663	2,862	1,245	759	776	30,939
Other	2,833	2,044	1,711	776	104	892
	$79,290	$47,674	$32,880	$29,546	$29,000	$61,864

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

(e)Operational commitments for solar and wind facilities.

d.Other Commitments.

MGE Energy holds investments in nonpublic venture capital funds. From time to time, these entities require additional capital infusions from their investors. MGE Energy has committed to contribute $13.6 million in capital for such infusions. The timing of these infusions is dependent on the needs of the investee and is therefore uncertain at this time.

In addition, MGE Energy has a three-year agreement with a venture debt fund expiring in December 2022. MGE Energy has committed to invest up to a total of $1.5 million into this fund. As of December 31, 2020, MGE Energy has $0.4 million remaining in commitments. The timing of infusions is dependent on the needs of the fund and is therefore uncertain at this time.

MGE has several other commitments related to various projects. Payments for these commitments are expected to be as follows:

(In thousands)	2021	2022	2023	2024	2025	Thereafter
Other commitments	$333	$333	$333	$333	$333	$2,999

17.

Asset Retirement Obligations - MGE Energy and MGE.

MGE recorded an obligation for the fair value of its legal liability for asset retirement obligations (AROs) associated with removal of the West Campus Cogeneration Facility and the Elm Road Units, electric substations, combustion turbine generating units, wind generating facilities, and photovoltaic generating facilities, all of which are located on property not owned by MGE Energy and MGE and would need to be removed upon the ultimate end of the associated leases. The significant conditional AROs identified by MGE included the costs of abandoning in place gas services and mains, the abatement and disposal of equipment and buildings contaminated with asbestos and PCBs, and the proper disposal and removal of tanks, batteries, and underground cable. Changes in management's assumptions regarding settlement dates, settlement methods, or assigned probabilities could have a material effect on the liabilities and the associated regulatory asset recorded as of December 31, 2020.

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

The following table summarizes the change in AROs. Amounts include conditional AROs.

(In thousands)	2020	2019
Balance as of January 1,	$28,355	$29,980
Liabilities incurred(a)	3,503	1,586
Accretion expense	1,366	1,574
Liabilities settled	(372)	(323)
Revisions in estimated cash flows(b)	(1,656)	(4,462)
Balance as of December 31,	$31,196	$28,355

(a)In 2020, MGE recorded an obligation of $3.2 million for the fair value of its legal liability for AROs associated with Two Creeks. See Footnote 6 for additional information on Two Creeks. In 2019, MGE recorded an obligation of $1.5 million for the fair value of its legal liability for AROs associated with Saratoga. Construction of Saratoga was completed in February 2019.

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

b.Notional Amounts.

The gross notional volume of open derivatives is as follows:

	December 31, 2020		December 31, 2019
Commodity derivative contracts	259,080	MWh	417,840	MWh
Commodity derivative contracts	6,030,000	Dth	6,605,000	Dth
FTRs	2,869	MW	2,750	MW
PPA	850	MW	1,450	MW

c.Financial Statement Presentation.

MGE purchases and sells exchange-traded and over-the-counter options, swaps, and future contracts. These arrangements are primarily entered into to help stabilize the price risk associated with gas or power purchases. These transactions are employed by both MGE's gas and electric segments. Additionally, as a result of the firm transmission agreements that MGE holds on electricity transmission paths in the MISO market, MGE holds financial transmission rights (FTRs). An FTR is a financial instrument that entitles the holder to a stream of revenues or charges based on the differences in hourly day-ahead energy prices between two points on the transmission grid. The fair values of these instruments are offset with a corresponding regulatory asset/liability depending on whether they are in a net loss/gain position. Depending on the nature of the instrument, the gain or loss associated with these transactions will be reflected as cost of gas sold, fuel for electric generation, or purchased power expense in the delivery month applicable to the instrument. As of December 31, 2020, the fair value of exchange traded derivatives and FTRs exceeded their cost basis by $0.2 million. As of December 31, 2019, the cost basis of exchange traded derivatives and FTRs exceeded their fair value by $1.4 million.

MGE is a party to a purchased power agreement that provides MGE with firm capacity and energy during a base term from June 1, 2012, through May 31, 2022. The agreement also allows MGE an option to extend the contract after the base term. The agreement is accounted for as a derivative contract and is recognized at its fair value on the consolidated balance sheets. However, the derivative qualifies for regulatory deferral and is recognized with a corresponding regulatory asset or liability depending on whether the fair value is in a loss or gain position. The fair value of the contract as of December 31, 2020 and 2019, reflected a loss position of $14.1 million and $25.4 million, respectively. The actual cost will be recognized in purchased power expense in the month of purchase.

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

(In thousands)	Derivative Assets	Derivative Liabilities	Balance Sheet Location
December 31, 2020
Commodity derivative contracts(a)	$617	$593	Other current assets
Commodity derivative contracts(a)	189	39	Other deferred charges
FTRs	-	23	Other current liabilities
PPA	N/A	10,160	Derivative liability (current)
PPA	N/A	3,980	Derivative liability (long-term)

December 31, 2019
Commodity derivative contracts(a)	$157	$1,521	Derivative liability (current)(b)
Commodity derivative contracts(a)	73	217	Derivative liability (long-term)
FTRs	73	-	Other current assets
PPA	N/A	10,100	Derivative liability (current)
PPA	N/A	15,340	Derivative liability (long-term)

(a)As of December 31, 2019, collateral of $1.5 million was posted against and netted with derivative liability positions on the consolidated balance sheets. No collateral was posted against derivative positions as of December 31, 2020.

(b)As of December 31, 2019, MGE posted $0.1 million as other current assets on the consolidated balance sheets.

The following tables show the effect of netting arrangements for recognized derivative assets and liabilities that are subject to a master netting arrangement or similar arrangement on the consolidated balance sheets.

Offsetting of Derivative Assets

(In thousands)	Gross Amounts	Gross Amounts Offset in Balance Sheets	Collateral Posted Against Derivative Positions	Net Amount Presented in Balance Sheets
December 31, 2020
Commodity derivative contracts	$806	$(632)	$-	$174

December 31, 2019
Commodity derivative contracts	$230	$(192)	$-	$38
FTRs	73	-	-	73

Offsetting of Derivative Liabilities

(In thousands)	Gross Amounts	Gross Amounts Offset in Balance Sheets	Collateral Posted Against Derivative Positions	Net Amount Presented in Balance Sheets
December 31, 2020
Commodity derivative contracts	$632	$(632)	$-	$-
FTRs	23	-	-	23
PPA	14,140	-	-	14,140

December 31, 2019
Commodity derivative contracts	$1,738	$(192)	$(1,546)	$-
PPA	25,440	-	-	25,440

The following tables summarize the unrealized and realized gains/losses related to the derivative instruments on the consolidated balance sheets and the consolidated statements of income.

	2020		2019
	Current and Long-Term Regulatory Asset	Other Current Assets	Current and Long-Term Regulatory Asset	Other Current Assets
(In thousands)
Balance as of January 1,	$26,875	$1,100	$31,830	$377
Unrealized gain	(4,895)	-	(5,493)	-
Realized (loss) gain reclassified to a deferred account	(2,232)	2,232	(1,896)	1,896
Realized (loss) gain reclassified to income statement	(5,759)	(2,170)	2,434	(1,173)
Balance as of December 31,	$13,989	$1,162	$26,875	$1,100

	Realized Losses (Gains)
	2020		2019
(In thousands)	Fuel for Electric Generation/ Purchased Power	Cost of Gas Sold	Fuel for Electric Generation/ Purchased Power	Cost of Gas Sold
Year Ended December 31:
Commodity derivative contracts	$2,566	$1,729	$1,258	$863
FTRs	63	-	(574)	-
PPA	3,571	-	(2,808)	-

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

The PPA has a provision that may require MGE to post collateral if MGE's debt rating falls below investment grade (i.e., below BBB-). The amount of collateral that it may be required to post varies from $20.0 million to $40.0 million, depending on MGE's nominated capacity amount. As of December 31, 2020, no collateral is required to be, or has been, posted. Certain counterparties extend MGE a credit limit. If MGE exceeds these limits, the counterparties may require collateral to be posted. As of December 31, 2020 and 2019, no counterparties were in a net liability position.

Nonperformance of counterparties to the non-exchange traded derivatives could expose MGE to credit loss. However, MGE enters into transactions only with companies that meet or exceed strict credit guidelines, and it monitors these counterparties on an ongoing basis to mitigate nonperformance risk in its portfolio. As of December 31, 2020, no counterparties had defaulted.

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

	December 31, 2020		December 31, 2019
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
MGE Energy
Assets:
Cash and cash equivalents	$44,738	$44,738	$23,481	$23,481
Liabilities:
Short-term debt - commercial paper	52,500	52,500	-	-
Long-term debt(a)	528,220	639,271	547,879	611,909

MGE
Assets:
Cash and cash equivalents	$4,103	$4,103	$3,196	$3,196
Liabilities:
Short-term debt - commercial paper	52,500	52,500	-	-
Long-term debt(a)	528,220	639,271	547,879	611,909

(a) Includes long-term debt due within one year. Excludes debt issuance costs and unamortized discount of $4.1 million and $4.5 million as of December 31, 2020 and 2019, respectively.

b.Recurring Fair Value Measurements.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis.

	Fair Value as of December 31, 2020
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Derivatives, net	$806	$436	$-	$370
Exchange-traded investments	1,750	1,750	-	-
Total Assets	$2,556	$2,186	$-	$370
Liabilities:
Derivatives, net(b)	$14,795	$370	$-	$14,425
Deferred compensation	3,509	-	3,509	-
Total Liabilities	$18,304	$370	$3,509	$14,425

MGE
Assets:
Derivatives, net	$806	$436	$-	$370
Exchange-traded investments	603	603	-	-
Total Assets	$1,409	$1,039	$-	$370
Liabilities:
Derivatives, net(b)	$14,795	$370	$-	$14,425
Deferred compensation	3,509	-	3,509	-
Total Liabilities	$18,304	$370	$3,509	$14,425

	Fair Value as of December 31, 2019
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Derivatives, net	$303	$189	$-	$114
Exchange-traded investments	1,271	1,271	-	-
Total Assets	$1,574	$1,460	$-	$114
Liabilities:
Derivatives, net(c)	$27,178	$608	$-	$26,570
Deferred compensation	3,157	-	3,157	-
Total Liabilities	$30,335	$608	$3,157	$26,570

MGE
Assets:
Derivatives, net	$303	$189	$-	$114
Exchange-traded investments	209	209	-	-
Total Assets	$512	$398	$-	$114
Liabilities:
Derivatives, net(c)	$27,178	$608	$-	$26,570
Deferred compensation	3,157	-	3,157	-
Total Liabilities	$30,335	$608	$3,157	$26,570

(b)These amounts are shown gross. No collateral was posted against derivative positions with counterparties as of December 31, 2020.

(c)These amounts are shown gross and exclude $1.5 million of collateral that was posted against derivative positions with counterparties as of December 31, 2019.

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

The purchased power agreement (see Footnote 18) was valued using an internal pricing model and therefore is classified as Level 3. The model projects future market energy prices and compares those prices to the projected power costs to be incurred under the contract. Inputs to the model require significant management judgment and estimation. Future energy prices are based on a forward power pricing curve using exchange-traded contracts in the electric futures market. A basis adjustment is applied to the market energy price to reflect the price differential between the market price delivery point and the counterparty delivery point. The historical relationship between the delivery points is reviewed and a discount (below 100%) or premium (above 100%) is derived. This comparison is done for both peak times when demand is high and off peak times when demand is low. If the basis adjustment is lowered, the fair value measurement will decrease, and if the basis adjustment is increased, the fair value measurement will increase.

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

The following table presents the significant unobservable inputs used in the pricing model:

	Model Input
Significant Unobservable Inputs	2020	2019
Basis adjustment:
On peak	94.2%	92.1%
Off peak	94.5%	92.7%
Counterparty fuel mix:
Internal generation - range	46%-65%	40%-60%
Internal generation - weighted average	56.5%	52.2%
Purchased power - range	54%-35%	60%-40%
Purchased power - weighted average	43.5%	47.8%

The following table summarizes the changes in Level 3 commodity derivative assets and liabilities measured at fair value on a recurring basis.

(In thousands)	2020	2019	2018
Balance as of January 1,	$(26,456)	$(32,002)	$(42,026)
Realized and unrealized gains (losses):
Included in regulatory assets	12,402	5,545	10,024
Included in other comprehensive income	-	-	-
Included in earnings	(6,439)	(3,765)	132
Included in current assets	(87)	(70)	(47)
Purchases	22,232	22,974	23,643
Sales	-	-	-
Issuances	-	-	-
Settlements	(15,707)	(19,138)	(23,728)
Transfers in and/or out of Level 3	-	-	-
Balance as of December 31,	$(14,055)	$(26,456)	$(32,002)
Total gains (losses) included in earnings attributed to the
change in unrealized gains (losses) related to assets and
liabilities held as of December 31,(d)	$-	$-	$-

The following table presents total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis (d).

(In thousands)
Year Ended December 31,	2020	2019	2018
Purchased power expense	$(5,888)	$(3,334)	$355
Cost of gas sold expense	(551)	(431)	(223)
Total	$(6,439)	$(3,765)	$132

(d)MGE's exchange-traded derivative contracts, over-the-counter party transactions, purchased power agreement, and FTRs are subject to regulatory deferral. These derivatives are therefore marked to fair value and are offset in the financial statements with a corresponding regulatory asset or liability.

20.

Revenue - MGE Energy and MGE.

Revenues disaggregated by revenue source were as follows:

(In thousands)	Year Ended December 31,
Electric revenues	2020	2019	2018
Residential	$146,431	$140,006	$138,566
Commercial	198,043	213,265	204,683
Industrial	11,514	12,772	13,878
Other-retail/municipal	32,915	35,174	34,023
Total retail	388,903	401,217	391,150
Sales to the market	4,015	5,664	7,438
Other revenues	774	1,404	2,294
Total electric revenues	393,692	408,285	400,882

Gas revenues
Residential	88,765	95,146	94,017
Commercial/Industrial	49,682	59,051	59,060
Total retail	138,447	154,197	153,077
Gas transportation	5,713	5,293	4,283
Other revenues	101	385	407
Total gas revenues	144,261	159,875	157,767

Non-regulated energy revenues	680	695	1,119
Total Operating Revenue	$538,633	$568,855	$559,768

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

Transportation of Gas

MGE has contracts under which it provides gas transportation services to customers who have elected to purchase gas from a third party MGE delivers this gas via pipelines within its service territory. Revenue is recognized as service is rendered or gas is delivered to customers. Tariffs are approved by the PSCW through a rate order and provide gas transportation customers with standard terms and conditions, including pricing terms.

21.

Noncontrolling Interest - MGE.

The noncontrolling interest on MGE's consolidated balance sheets was as follows:

	As of December 31,
(In thousands)	2020	2019
MGE Power Elm Road(a)	$96,856	$97,172
MGE Power West Campus(a)	44,340	43,131
Total Noncontrolling Interest	$141,196	$140,303

The net income attributable to noncontrolling interest, net of tax, was as follows:

	Years ending December 31,
(In thousands)	2020	2019	2018
MGE Power Elm Road(a)	$15,184	$15,153	$15,384
MGE Power West Campus(a)	7,209	7,196	7,168
Net Income Attributable to Noncontrolling Interest, Net of Tax	$22,393	$22,349	$22,552

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

The following table shows segment information for MGE Energy's and MGE's operations:

(In thousands) MGE Energy	Electric	Gas	Non-Regulated Energy	Transmission Investment	All Others	Consolidation/ Elimination Entries	Consolidated Total
Year Ended December 31, 2020
Operating revenues	$393,692	$144,261	$680	$-	$-	$-	$538,633
Interdepartmental revenues	765	12,157	40,402	-	-	(53,324)	-
Total operating revenues	394,457	156,418	41,082	-	-	(53,324)	538,633
Depreciation and amortization	(54,658)	(12,049)	(7,481)	-	-	-	(74,188)
Operating income (loss)	57,847	19,674	33,460	(1)	(983)	-	109,997
Interest (expense) income, net	(14,446)	(4,370)	(4,826)	-	121	-	(23,521)
Income tax (provision) benefit	(4,230)	(4,805)	(7,800)	(2,786)	198	-	(19,423)
Equity in earnings of investments	-	-	-	10,221	-	-	10,221
Net income (loss)	50,522	14,167	20,834	7,434	(539)	-	92,418

Year Ended December 31, 2019
Operating revenues	$408,285	$159,875	$695	$-	$-	$-	$568,855
Interdepartmental revenues	806	16,070	40,020	-	-	(56,896)	-
Total operating revenues	409,091	175,945	40,715	-	-	(56,896)	568,855
Depreciation and amortization	(52,755)	(11,320)	(7,487)	-	-	-	(71,562)
Operating income (loss)	59,180	19,528	33,084	-	(882)	-	110,910
Interest (expense) income, net	(14,978)	(4,237)	(5,083)	-	1,235	-	(23,063)
Income tax (provision) benefit	(5,037)	(4,753)	(7,628)	(2,602)	236	-	(19,784)
Equity in earnings of investments	-	-	-	9,547	-	-	9,547
Net income (loss)	46,318	14,088	20,373	6,945	(850)	-	86,874

Year Ended December 31, 2018
Operating revenues	$400,882	$157,767	$1,119	$-	$-	$-	$559,768
Interdepartmental revenues	(289)	16,076	39,526	-	-	(55,313)	-
Total operating revenues	400,593	173,843	40,645	-	-	(55,313)	559,768
Depreciation and amortization	(38,925)	(10,060)	(7,427)	-	-	-	(56,412)
Operating income (loss)	64,294	17,900	33,074	(16)	(1,045)	-	114,207
Interest (expense) income, net	(12,198)	(3,692)	(5,307)	-	1,588	-	(19,609)
Income tax (provision) benefit	(13,453)	(4,474)	(7,534)	(2,345)	372	-	(27,434)
Equity in earnings of investments	-	-	-	8,602	-	-	8,602
Net income (loss)	45,937	12,866	20,233	6,241	(1,058)	-	84,219

(In thousands) MGE	Electric	Gas	Non-Regulated Energy	Consolidation/ Elimination Entries	Consolidated Total
Year Ended December 31, 2020
Operating revenues	$393,692	$144,261	$680	$-	$538,633
Interdepartmental revenues	765	12,157	40,402	(53,324)	-
Total operating revenues	394,457	156,418	41,082	(53,324)	538,633
Depreciation and amortization	(54,658)	(12,049)	(7,481)	-	(74,188)
Operating income	57,847	19,674	33,460	-	110,981
Interest expense, net	(14,446)	(4,370)	(4,826)	-	(23,642)
Income tax provision	(4,230)	(4,805)	(7,800)	-	(16,835)
Net income attributable to MGE	50,522	14,167	20,834	(22,393)	63,130

Year Ended December 31, 2019
Operating revenues	$408,285	$159,875	$695	$-	$568,855
Interdepartmental revenues	806	16,070	40,020	(56,896)	-
Total operating revenues	409,091	175,945	40,715	(56,896)	568,855
Depreciation and amortization	(52,755)	(11,320)	(7,487)	-	(71,562)
Operating income	59,180	19,528	33,084	-	111,792
Interest expense, net	(14,978)	(4,237)	(5,083)	-	(24,298)
Income tax provision	(5,037)	(4,753)	(7,628)	-	(17,418)
Net income attributable to MGE	46,318	14,088	20,373	(22,349)	58,430

Year Ended December 31, 2018
Operating revenues	$400,882	$157,767	$1,119	$-	$559,768
Interdepartmental revenues	(289)	16,076	39,526	(55,313)	-
Total operating revenues	400,593	173,843	40,645	(55,313)	559,768
Depreciation and amortization	(38,925)	(10,060)	(7,427)	-	(56,412)
Operating income	64,294	17,900	33,074	-	115,268
Interest expense, net	(12,198)	(3,692)	(5,307)	-	(21,197)
Income tax provision	(13,453)	(4,474)	(7,534)	-	(25,461)
Net income attributable to MGE	45,937	12,866	20,233	(22,552)	56,484

The following table shows segment information for MGE Energy's and MGE's assets and capital expenditures:

	Utility		Consolidated
(In thousands) MGE Energy	Electric	Gas	Non-regulated Energy	Transmission Investment(a)	All Others	Consolidation/ Elimination Entries	Total
Assets:
December 31, 2020	$1,421,302	$444,702	$254,298	$74,480	$495,483	$(436,614)	$2,253,651
December 31, 2019	1,308,277	408,001	258,004	71,668	443,278	(407,564)	2,081,664
December 31, 2018	1,193,083	377,005	265,301	66,366	465,661	(378,798)	1,988,618
Capital Expenditures:
Year ended Dec. 31, 2020	$162,210	$36,906	$4,023	$-	$-	$-	$203,139
Year ended Dec. 31, 2019	125,086	36,193	2,757	-	-	-	164,036
Year ended Dec. 31, 2018	176,399	30,497	5,301	-	-	-	212,197

	Utility		Consolidated
(In thousands) MGE	Electric	Gas	Non-regulated Energy	Consolidation/ Elimination Entries	Total
Assets:
December 31, 2020	$1,421,302	$444,702	$254,248	$(281)	$2,119,971
December 31, 2019	1,308,277	408,001	257,954	(755)	1,973,477
December 31, 2018	1,193,083	377,005	265,251	(448)	1,834,891
Capital Expenditures:
Year ended Dec. 31, 2020	$162,210	$36,906	$4,023	$-	$203,139
Year ended Dec. 31, 2019	125,086	36,193	2,757	-	164,036
Year ended Dec. 31, 2018	176,399	30,497	5,301	-	212,197

(a)The Transmission Investment segment represents MGE Energy's investment in equity method investees.

23.Quarterly Summary of Operations - MGE Energy (unaudited).

(In thousands, except per share amounts)	Quarters Ended
2020	March 31	June 30	September 30	December 31
Operating revenues:
Electric revenues	$93,028	$93,961	$116,568	$90,815
Gas revenues	56,845	23,079	18,643	45,694
Total Operating Revenues	149,873	117,040	135,211	136,509
Operating expenses	118,433	95,520	96,886	117,797
Operating income	31,440	21,520	38,325	18,712
Interest and other income, net	(390)	1,011	769	454
Income tax provision	(5,013)	(3,740)	(7,300)	(3,370)
Earnings on common stock	$26,037	$18,791	$31,794	$15,796
Earnings per common share	$0.75	$0.53	$0.88	$0.44
Dividends per share	$0.353	$0.353	$0.370	$0.370

2019
Operating revenues:
Electric revenues	$97,469	$97,077	$120,821	$93,613
Gas revenues	70,100	25,070	17,377	47,328
Total Operating Revenues	167,569	122,147	138,198	140,941
Operating expenses	137,057	102,364	99,460	119,064
Operating income	30,512	19,783	38,738	21,877
Interest and other income, net	(796)	(730)	(627)	(2,099)
Income tax provision	(5,709)	(3,505)	(7,454)	(3,116)
Earnings on common stock	$24,007	$15,548	$30,657	$16,662
Earnings per common share	$0.69	$0.45	$0.88	$0.48
Dividends per share	$0.338	$0.338	$0.353	$0.353

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

None.

Item 9A. Controls and Procedures.

MGE Energy and MGE

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

During the fourth quarter of 2020, each registrant's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to that registrant, including its subsidiaries, is accumulated and made known to that registrant's management, including these officers, by other employees of that registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. The evaluations take into account changes in the internal and external operating environments that may impact those controls and procedures. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, MGE Energy does not control or manage certain of its unconsolidated entities, and thus, its access and ability to apply its procedures to those entities is more limited than is the case for its consolidated subsidiaries.

As of December 31, 2020, each registrant's principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective. Each registrant intends to strive continually to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2020, there were no changes in either registrant's internal controls over financial reporting that materially affected, or are reasonably likely to affect materially, that registrant's internal control over financial reporting.

MGE Energy and MGE

Management of MGE Energy and MGE are required to assess and report on the effectiveness of its internal control over financial reporting as of December 31, 2020. As a result of that assessment, management determined that there were no material weaknesses as of December 31, 2020 and, therefore, concluded that MGE Energy and MGE's internal control over financial reporting was effective. Management's Report on Internal Control Over Financial Reporting is included in Item 8. Financial Statements and Supplementary Data of this Report.

Item 9B. Other Information.

MGE Energy

None.

PART III.

Item 10. Directors, Executive Officers, and Corporate Governance.

MGE Energy

The information required by Item 10 relating to directors and nominees for election as directors at MGE Energy's annual meeting of shareholders is incorporated herein by reference to the information under the heading "ELECTION OF DIRECTORS" in MGE Energy's definitive proxy statement (2021 Proxy Statement) to be filed with the SEC before April 30, 2021. Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the information under the heading "BENEFICIAL OWNERSHIP – Delinquent Section 16(a) Reports" in the 2021 Proxy Statement.

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

Item 11. Executive Compensation.

See Item 12.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

MGE Energy

The required information is included in the 2021 Proxy Statement, which will be filed with the SEC before April 30, 2021, for Item 11 under the section "EXECUTIVE COMPENSATION," not including "Compensation Committee Report," and "Cumulative Five-Year Total Return Comparison Graph," and for Item 12 under the section "BENEFICIAL OWNERSHIP," which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

MGE Energy

The information required by Item 13 is incorporated by reference herein from the "BOARD OF DIRECTORS INFORMATION" section in the 2021 Proxy Statement, which will be filed with the SEC before April 30, 2021.

Item 14. Principal Accounting Fees and Services.

MGE Energy

The information required by Item 14 is incorporated herein by reference to the information under the heading "RATIFICATION OF PRICEWATERHOUSECOOPERS LLP AS OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM" in the 2021 Proxy Statement, which will be filed with the SEC before April 30, 2021.

MGE

Independent Registered Public Accounting Firm Fees Disclosure

	2020	2019
Audit fees(a)	$1,018,659	$1,256,951
Audit-related fees(b)	175,125	162,777
Tax fees(c)	76,339	110,909
All other fees(d)	843,475	284,101

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

(b) Audit-Related Fees for 2020 and 2019 include professional services rendered in connection with utility commission-mandated obligations. Fees for 2020 also include professional services rendered in connection with Enterprise Forward project implementation review that included review of security and internal controls. Enterprise Forward is a strategic information technology management project aimed at transforming MGE into a digital integrated utility and includes replacement of enterprise resource planning and customer information system applications.

(c) Tax Fees for 2020 and 2019 include review of federal and state income tax returns. Fees also include review of an IRS Private Letter Ruling.

(d) Other Fees for 2020 and 2019 include advisory services with respect to the Enterprise Forward project.

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

PART IV.

Item 15. Exhibits and Financial Statement Schedules.

(a) 1. Financial Statements.

MGE Energy
Consolidated Statements of Income for the years ended December 31, 2020, 2019, and 2018	62
Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019, and 2018	63
Consolidated Balance Sheets as of December 31, 2020 and 2019	64
Consolidated Statements of Common Equity as of December 31, 2020, 2019, and 2018	65
Notes to Consolidated Financial Statements	70

MGE
Consolidated Statements of Income for the years ended December 31, 2020, 2019, and 2018	66
Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019, and 2018	67
Consolidated Balance Sheets as of December 31, 2020 and 2019	68
Consolidated Statements of Equity as of December 31, 2020, 2019, and 2018	69
Notes to Consolidated Financial Statements	70

2. Financial Statement Schedules.

MGE Energy
Schedule I – Condensed Parent Company Financial Statements as of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019, and 2018.	123
Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2020, 2019, and 2018.	126

MGE
Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2020, 2019, and 2018.	126

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

		Incorporated by Reference
Ex. No.	Exhibit Description	Form	File No.	Exhibit	Date Filed
3.1	Amended and Restated Articles of Incorporation of MGE Energy, Inc.	S-3 Registration Statement	333-197423	4.1	7/15/2014

3.2	Amended and Restated Bylaws of MGE Energy, Inc.	8-K	0-49965	3.2	3/24/2020

3.3	Restated Articles of Incorporation of Madison Gas and Electric Company as in effect at October 25, 2012.	8-K	0-1125	3.1	10/25/2012

3.4	Amended Bylaws of Madison Gas and Electric Company as in effect at October 25, 2012	10-K	0-1125	3.3	3/26/2003

4.1	Indenture of Mortgage and Deed of Trust between Madison Gas and Electric Company and U.S. Bank, N.A. (successor to First Wisconsin Trust Company), as Trustee,	10-Q	0-49965	4.1	8/7/2018

4.2	Supplemental Indenture dated as of February 1, 1993 to aforementioned Indenture of Mortgage and Deed of Trust.	10-Q	0-49965	4.2	5/8/2018

4.3	Indenture between Madison Gas and Electric Company and The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One, N.A.), as Trustee	10-K	0-1125	4B	3/29/2000

4.4	Description of Common Stock	10-K	0-49965	4.4	2/27/2020

10.1	Amended and Restated Credit Agreement dated as of February 7, 2019, among MGE Energy, Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	0-49965	10.1	2/13/2019

10.2	Amended and Restated Credit Agreement dated as of February 7, 2019, among Madison Gas and Electric Company, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	0-1125	10.2	2/13/2019

10.3	Amended and Restated Credit Agreement dated as of February 7, 2019, among Madison Gas and Electric Company, the Lenders party thereto and U.S. Bank National Association, as Administrative Agent.	8-K	0-1125	10.3	2/13/2019

10.4	Joint Power Supply Agreement with Wisconsin Power and Light Company and Wisconsin Public Service Corporation.	10-Q	0-49965	10.4	5/8/2018

10.5	Joint Power Supply Agreement (Exclusive of Exhibits) with Wisconsin Power and Light Company and Wisconsin Public Service Corporation.	10-Q	0-49965	10.5	8/7/2018

10.6	Second Amended and Restated Agreement for Construction and Operation of Columbia Generating Plant.	10-K	0-49965	10.6	2/22/2019

10.7	West Campus Cogeneration Facility Joint Ownership Agreement, dated as of October 13, 2003, among MGE Power West Campus, LLC, The Board of Regents of the University of Wisconsin System, and the State of Wisconsin, as Joint Owners.	10-Q	0-1125	10.19	11/8/2005

10.8	West Campus Cogeneration Facility Operation and Maintenance Agreement, dated as of October 13, 2003, among Madison Gas and Electric Company, as Operator, and the Board of Regents of the University of Wisconsin System, as Joint Owner.	10-Q	0-1125	10.20	11/8/2005

10.9	West Campus Cogeneration Facility Lease Agreement, dated as of March 18, 2004, among MGE Power West Campus, LLC, as Lessor, and Madison Gas and Electric Company, as Lessee.	10-Q	0-1125	10.21	11/8/2005

10.10	West Campus Cogeneration Facility Ground Lease, dated as of July 15, 2002, among MGE Power LLC, as Lessee, and the Board of Regents of the University of Wisconsin System, as Lessor.	10-Q	0-1125	10.22	11/8/2005

10.11	West Campus Cogeneration Facility Amendment of Ground Lease, dated as of March 18, 2004, among MGE Power West Campus, LLC, as Lessee, and the Board of Regents of the University of Wisconsin System, as Lessor.	10-Q	0-1125	10.23	11/8/2005

10.12	West Campus Cogeneration Facility MGE Ground Sublease, dated as of March 18, 2004, among MGE Power West Campus, LLC, as Lessee, and Madison Gas and Electric Company, as Lessor.	10-Q	0-1125	10.24	11/8/2005

10.13	Elm Road Generating Station Common Facilities Operating and Maintenance Agreement, dated as of December 17, 2004, among Madison Gas and Electric Company, Wisconsin Electric Power Company, and Wisconsin Public Power Inc., as Lessee/Owner Parties, and Wisconsin Electric Power Company, as Operating Agent.	10-Q	0-1125	10.7	11/8/2005

10.14	Elm Road Generating Station New Common Facilities Ownership Agreement, dated as of December 17, 2004, among MGE Power Elm Road, LLC, Elm Road Generating Station Supercritical, LLC, and Wisconsin Public Power Inc., as Joint Owners.	10-Q	0-1125	10.8	11/8/2005

10.15	Elm Road Generating Station I Ownership Agreement, dated as of December 17, 2004, among MGE Power Elm Road, LLC, Elm Road Generating Station Supercritical, LLC, and Wisconsin Public Power Inc., as Joint Owners, Elm Road Services, LLC, as Project Manager, and W.E. Power LLC.	10-Q	0-1125	10.9	11/8/2005

10.16	Elm Road Generating Station I Facility Lease Agreement, dated as of November 4, 2005, among MGE Power Elm Road, LLC, as Lessor, and Madison Gas and Electric Company, as Lessee.	10-Q	0-1125	10.10	11/8/2005

10.17	Elm Road Generating Station I Operating and Maintenance Agreement, dated as of December 17, 2004, among Madison Gas and Electric Company, Wisconsin Electric Power Company, and Wisconsin Public Power Inc., as Lessee/ Owners, and Wisconsin Electric Power Company, as Operating Agent.	10-Q	0-1125	10.11	11/8/2005

10.18	Elm Road Generating Station I Easement and Indemnification Agreement, dated as of December 17, 2004, among MGE Power Elm Road, LLC and Wisconsin Public Power Inc., as Grantees, and Wisconsin Electric Power Company, as Grantor.	10-Q	0-1125	10.12	11/8/2005

10.19	Assignment and Assumption Agreement, dated as of November 4, 2005 between MGE Power Elm Road, LLC and Madison Gas and Electric Company relating to Elm Road Generating Station I Easement and Indemnification Agreement, dated as of December 17, 2004, among MGE Power Elm Road, LLC and Wisconsin Public Power Inc., as Grantees, and Wisconsin Electric Power Company, as Grantor.	10-K	0-1125	10.16	3/8/2006

10.20	Elm Road Generating Station II Ownership Agreement, dated as of December 17, 2004, among MGE Power Elm Road, LLC, Elm Road Generating Station Supercritical, LLC, and Wisconsin Public Power Inc., as Joint Owners, Elm Road Services, LLC, as Project Manager, and W.E. Power LLC.	10-Q	0-1125	10.13	11/8/2005

10.21	Elm Road Generating Station II Facility Lease Agreement, dated as of November 4, 2005, among MGE Power Elm Road, LLC, as Lessor, and Madison Gas and Electric Company, as Lessee.	10-Q	0-1125	10.14	11/8/2005

10.22	Elm Road Generating Station II Operating and Maintenance Agreement, dated as of December 17, 2004, among Madison Gas and Electric Company, Wisconsin Electric Power Company, and Wisconsin Public Power Inc., as Lessee/ Owners, and Wisconsin Electric Power Company, as Operating Agent.	10-Q	0-1125	10.15	11/8/2005

10.23	Elm Road Generating Station II Easement and Indemnification Agreement, dated as of December 17, 2004, among MGE Power Elm Road, LLC and Wisconsin Public Power Inc., as Grantees, and Wisconsin Electric Power Company, as Grantor.	10-Q	0-1125	10.16	11/8/2005

10.24	Substation and Transformer Shared Use Agreement and Easement Agreement, dated as of September 29, 2006, among Madison Gas and Electric Company and Northern Iowa Windpower II LLC as Joint Owners.	10-Q	0-1125	10.6	11/7/2006

10.25	Management and Administration Agreement, dated as of October 13, 2006, among Madison Gas and Electric Company as Owner and Midwest Renewable Energy Resources, LLC as Manager.	10-Q	0-1125	10.7	11/7/2006

10.26*	Form of Severance Agreement.	10-K	0-49965	10.37	2/26/2009

10.27*	Form of Amendment to Severance Agreement.	10-Q	0-49965	10.1	5/5/2016

10.28*	Form of Severance Agreement for Officers hired on or after January 1, 2012.	10-Q	0-49965	10.2	5/5/2016

10.29*	Form of Deferred Compensation Agreement.	10-K	0-49965	10.38	2/26/2009

10.30*	Form of Amended and Restated Deferred Compensation Agreement.	10-K	0-49965	10.39	2/26/2009

10.31*	Form of Income Continuation Agreement as revised January 1, 2016.	10-Q	0-49965	10.3	5/5/2016

10.32*	Income Continuation Agreement	10-K	0-49965	10.32	2/22/2018

10.33*	Defined Contribution Supplemental Executive Retirement Plan	10-K	0-49965	10.32	2/24/2017

10.34*	Form of Participation Agreement for the Defined Contribution Supplemental Executive Retirement Plan	10-K	0-49965	10.33	2/24/2017

10.35*	MGE Energy, Inc., 2006 Performance Unit Plan, as amended.	10-Q	0-49965	10.1	5/5/2017

10.36*	Form of Performance Unit Award Agreement.	10-K	0-49965	10.42	2/26/2009

10.37*	Form of Amendment to Performance Unit Award Agreement.	8-K	0-49965	10.1	4/21/2011

10.38*	MGE Energy, Inc., 2013 Director Incentive Plan, as amended.	10-Q	0-49965	10.2	5/5/2017

10.39*	Form of 2013 Director Incentive Plan Award Agreement.	10-K	0-49965	10.38	2/27/2014

10.40*	MGE Energy, Inc., 2020 Performance Unit Plan	10-K	0-49965	10.40	2/27/2020

10.41*	Form of 2020 Performance Unit Award Agreement	10-K	0-49965	10.41	2/27/2020

10.42*	MGE Energy, Inc., 2021 Long-Term Incentive Plan	DEF 14A	0-49965	DEF 14A	3/31/2020

10.43*	Form of Performance Unit Award Agreement for Employees pursuant to the MGE Energy Inc., 2021 Long-Term Incentive Plan	-	-	-	-

10.44*	Form of Notice of Grant of Performance Unit Award Agreement for Employees pursuant to the MGE Energy Inc., 2021 Long-Term Incentive Plan	-	-	-	-

10.45*	Form of Restricted Stock Award Agreement for Employees pursuant to the MGE Energy Inc., 2021 Long-Term Incentive Plan	-	-	-	-

10.46*	Form of Restricted Stock Award Agreement for Directors pursuant to the MGE Energy Inc., 2021 Long-Term Incentive Plan	-	-	-	-

10.47*	Form of Notice of Grant of Restricted Stock Award Agreement for Employees and Directors pursuant to the MGE Energy Inc., 2021 Long-Term Incentive Plan	-	-	-	-

10.48*	Form of Restricted Stock Units Agreement for Employees pursuant to the MGE Energy Inc., 2021 Long-Term Incentive Plan	-	-	-	-

10.49*	Form of Restricted Stock Units Agreement for Directors pursuant to the MGE Energy Inc., 2021 Long-Term Incentive Plan	-	-	-	-

10.50*	Form of Notice of Grant of Restricted Stock Units Agreement for Employees and Directors pursuant to the MGE Energy Inc., 2021 Long-Term Incentive Plan	-	-	-	-

21**	Subsidiaries of MGE Energy, Inc.	-	-	-	-

23.1**	Consent of Independent Registered Public Accounting Firm - MGE Energy, Inc.	-	-	-	-

23.2**	Consent of Independent Registered Public Accounting Firm - Madison Gas and Electric Company	-	-	-	-

31.1**	Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 filed by Jeffrey M. Keebler for MGE Energy, Inc.	-	-	-	-

31.2**	Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 filed by Jared J. Bushek for MGE Energy, Inc.	-	-	-	-

31.3**	Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 filed by Jeffrey M. Keebler for Madison Gas and Electric Company	-	-	-	-

31.4**	Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 filed by Jared J. Bushek for Madison Gas and Electric Company	-	-	-	-

32.1***	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) filed by Jeffrey M. Keebler for MGE Energy, Inc.	-	-	-	-

32.2***	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) filed by Jared J. Bushek for MGE Energy, Inc.	-	-	-	-

32.3***	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) filed by Jeffrey M. Keebler for Madison Gas and Electric Company	-	-	-	-

32.4***	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) filed by Jared J. Bushek for Madison Gas and Electric Company	-	-	-	-

101.INS**	XBRL Instance	-	-	-	-
101.SCH**	XBRL Taxonomy Extension Schema	-	-	-	-
101.CAL**	XBRL Taxonomy Extension Calculation	-	-	-	-
101.DEF**	XBRL Taxonomy Extension Definition	-	-	-	-
101.LAB**	XBRL Taxonomy Extension Labels	-	-	-	-
101.PRE**	XBRL Taxonomy Extension Presentation	-	-	-	-

*	Indicates a management contract or compensatory plan or arrangement.
**	Filed herewith.
***	Furnished herewith.

Item 16. Form 10-K Summary.

MGE Energy and MGE

None.

Schedule I
Condensed Parent Company Financial Statements

MGE Energy, Inc.
Statements of Income
(Parent Company Only)
(In thousands)

	For the Years Ended December 31,
	2020	2019	2018
Operating Expenses:
Other operations and maintenance	$882	$815	$913
Total Operating Expenses	882	815	913
Operating Loss	(882)	(815)	(913)
Equity in earnings of investments	92,922	87,728	85,220
Other income (loss), net	94	(1,500)	(1,966)
Interest income, net	78	1,224	1,489
Income before income taxes	92,212	86,637	83,830
Income tax provision	206	237	389
Net Income	$92,418	$86,874	$84,219

The accompanying notes are an integral part of the above consolidated financial statements.

MGE Energy, Inc.
Statements of Cash Flows
(Parent Company Only)
(In thousands)

	For the Years Ended December 31,
	2020	2019	2018
Net Cash Flows Provided by Operating Activities	$27,631	$27,901	$27,211
Investing Activities:
Contributions to affiliates	(32,157)	(33,631)	(3,200)
Contributions to other investments	(3,809)	(4,496)	(2,626)
Other	622	214	873
Cash Used for Investing Activities	(35,344)	(37,913)	(4,953)
Financing Activities:
Issuance of common stock, net	79,635	-	-
Cash dividends paid on common stock	(51,729)	(47,842)	(45,762)
Cash Provided by (Used for) Financing Activities	27,906	(47,842)	(45,762)
Change in cash, cash equivalents, and restricted cash	20,193	(57,854)	(23,504)
Cash, cash equivalents, and restricted cash at beginning of period	17,182	75,036	98,540
Cash, cash equivalents, and restricted cash at end of period	$37,375	$17,182	$75,036

The accompanying notes are an integral part of the above consolidated financial statements.

Schedule I
Condensed Parent Company Financial Statements (continued)

MGE Energy, Inc.
Balance Sheets
(Parent Company Only)
(In thousands)

	As of December 31,
ASSETS	2020	2019
Current Assets:
Cash and cash equivalents	$37,375	$17,182
Other current assets	1,494	3,180
Total Current Assets	38,869	20,362
Other deferred assets and other	364	498
Investments:
Investments in affiliates	953,810	856,444
Other investments	15,634	12,910
Total Investments	969,444	869,354
Total Assets	$1,008,677	$890,214

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable to affiliates	$530	$530
Other current liabilities	66	2,314
Total Current Liabilities	596	2,844
Other Credits:
Deferred income taxes	29,926	29,006
Accounts payable to affiliates	2,118	2,647
Other deferred liabilities	37	41
Total Other Credits	32,081	31,694
Shareholders' Equity:
Common shareholders' equity	430,571	350,936
Retained earnings	545,429	504,740
Total Shareholders' Equity	976,000	855,676
Commitments and contingencies (see Footnote 3)
Total Liabilities and Shareholders' Equity	$1,008,677	$890,214

The accompanying notes are an integral part of the above consolidated financial statements.

Schedule I

Condensed Parent Company Financial Statements (continued)

Notes to Condensed Financial Statements

(Parent Company Only)

1.Basis of Presentation.

MGE Energy is a holding company and conducts substantially all of its business operations through its subsidiaries. For Parent Company only presentation, investment in subsidiaries are accounted for using the equity method. These condensed Parent Company financial statements and related notes have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X. These statements should be read in conjunction with the financial statements and the notes in Item 8. Financial Statements and Supplementary Data of the Annual Report on Form 10-K for the year ended December 31, 2020.

2.Credit Agreements.

As of December 31, 2020, MGE Energy had access to an unsecured, committed credit facility with aggregate bank commitments of $50.0 million. As of December 31, 2020, no borrowings were outstanding under this facility. See Footnote 13 of the Notes to Consolidated Financial Statements in this Report for further information regarding MGE Energy's credit agreement.

3.Commitments and Contingencies.

See Footnote 16 of the Notes to Consolidated Financial Statements in this Report for information regarding commitments and contingencies.

4.Dividends from Affiliates.

	Dividends from Affiliates
(In thousands)	2020	2019	2018
MGE Power Elm Road	$15,500	$15,500	$15,500
MGE Power West Campus	6,000	8,000	6,500
MGE Transco	5,864	4,653	4,625
MGEE Transco	350	93	60
NGV Fueling Services	-	-	50
Total	$27,714	$28,246	$26,735

Dividend Restrictions

Dividend payments by MGE to MGE Energy are subject to restrictions arising under a PSCW rate order and, to a lesser degree, MGE's first mortgage bonds. The PSCW order restricts any dividends that MGE may pay MGE Energy if its common equity ratio, calculated in the manner used in the rate proceeding, is less than 55%. MGE's thirteen month rolling average common equity ratio as of December 31, 2020, is 60.2% as determined under the calculation used in the rate proceeding. This restriction did not impact MGE's payment of dividends in 2020. No cash dividends were paid by MGE to MGE Energy in 2020 or 2019. The rate proceeding calculation includes as indebtedness imputed amounts for MGE's outstanding purchase power capacity payments and other PSCW adjustments but does not include the indebtedness associated with MGE Power Elm Road or MGE Power West Campus, which are consolidated into MGE's financial statements but are not direct obligations of MGE.

MGE has covenanted with the holders of its first mortgage bonds not to declare or pay any dividend or make any other distribution on or purchase any shares of its common stock unless, after giving effect thereto, the aggregate amount of all such dividends and distributions and all amounts applied to such purchases, after December 31, 1945, shall not exceed the earned surplus (retained earnings) accumulated subsequent to December 31, 1945. As of December 31, 2020, approximately $529.9 million was available for the payment of dividends under this covenant.

See Footnotes 13 and 14 of the Notes to Consolidated Financial Statements in this Report for more information on dividend restrictions appearing in credit agreements and long-term debt, respectively.

Schedule II
MGE Energy, Inc. and Madison Gas and Electric Company
Valuation and Qualifying Accounts

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Net Accounts Written Off(a)	Balance at End of Period

Fiscal Year 2018:
Accumulated provision for uncollectibles	$3,174,945	1,065,970	320,400	(1,407,653)	$3,153,662

Fiscal Year 2019:
Accumulated provision for uncollectibles	$3,153,662	1,614,943	20,160	(1,530,496)	$3,258,269

Fiscal Year 2020:
Accumulated provision for uncollectibles	$3,258,269	5,164,943 (b)	26,400	(1,373,047)	$7,076,565

(a)Net of recovery of amounts previously written off

(b)As of December 31, 2020, MGE had deferred $3.8 million of incremental COVID-19-related costs as a regulatory asset. See Footnote 8 of the Notes to Consolidated Financial Statements in this Report for further information.

Signatures - MGE Energy, Inc.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

MGE Energy, Inc.
(Registrant)

Date: February 24, 2021	/s/ Jeffrey M. Keebler
Chairman, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 24, 2021.

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

Madison Gas and Electric Company
(Registrant)

Date: February 24, 2021	/s/ Jeffrey M. Keebler
Chairman, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 24, 2021.

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