Form 10-Q
period 2021-03-31
MGE ENERGY INC; MADISON GAS & ELECTRIC CO
filed 2021-05-06
CIK 1161728, 61339

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:

March 31, 2021

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
Number of Shares Outstanding of Each Class of Common Stock as of April 30, 2021
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.30

Item 3. Quantitative and Qualitative Disclosures About Market Risk.44

Item 4. Controls and Procedures.46

PART II. OTHER INFORMATION.47

Item 1. Legal Proceedings.47

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.47

Item 4. Mine Safety Disclosures.48

Item 5. Other Information.48

Item 6. Exhibits.48

Signatures - MGE Energy, Inc.49

Signatures - Madison Gas and Electric Company50

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

The factors that could cause actual results to differ materially from the forward-looking statements made by a registrant include: (a) those factors discussed in the registrants' 2020 Annual Report on Form 10-K: Item 1A. Risk Factors, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, as updated by Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations in this report, and Item 8. Financial Statements and Supplementary Data – Note 16, as updated by Part I, Item 1. Financial Statements – Note 8 in this report, and (b) other factors discussed herein and in other filings made by that registrant with the SEC.

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

MGE State Energy ServicesMGE State Energy Services, LLC

MGE TranscoMGE Transco Investment, LLC

MGEE TranscoMGEE Transco, LLC

North MendotaNorth Mendota Energy & Technology Park, LLC

Other Defined Terms:

2017 Tax ActTax Cut and Jobs Act of 2017

2021 PlanMGE Energy's 2021 Long-Term Incentive Plan

ACEAffordable Clean Energy

AFUDCAllowance for Funds Used During Construction

ATCAmerican Transmission Company LLC

ATC HoldcoATC Holdco, LLC

Badger Hollow IBadger Hollow I Solar Farm

Badger Hollow IIBadger Hollow II Solar Farm

BlountBlount Station

CACertificate of Authority

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

WPLWisconsin Power and Light Company, a subsidiary of Alliant Energy Corporation

XBRLeXtensible Business Reporting Language

Item 1. Financial Statements.

MGE Energy, Inc.

Consolidated Statements of Income (unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,

	2021	2020
Operating Revenues:
Electric revenues	$100,645	$93,028
Gas revenues	67,270	56,845
Total Operating Revenues	167,915	149,873

Operating Expenses:
Fuel for electric generation	13,171	9,706
Purchased power	9,355	10,486
Cost of gas sold	37,444	30,798
Other operations and maintenance	45,682	44,369
Depreciation and amortization	18,382	18,167
Other general taxes	4,827	4,907
Total Operating Expenses	128,861	118,433
Operating Income	39,054	31,440

Other income, net	2,078	5,671
Interest expense, net	(5,740)	(6,061)
Income before income taxes	35,392	31,050
Income tax provision	(459)	(5,013)
Net Income	$34,933	$26,037

Earnings Per Share of Common Stock
Basic	$0.97	$0.75
Diluted	$0.97	$0.75

Dividends per share of common stock	$0.370	$0.353

Weighted Average Shares Outstanding
Basic	36,163	34,668
Diluted	36,165	34,668

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2021	2020
Operating Activities:
Net income	$34,933	$26,037
Items not affecting cash:
Depreciation and amortization	18,382	18,167
Deferred income taxes	(796)	1,433
Provision for doubtful receivables	388	734
Employee benefit plan cost (credit)	1,461	(940)
Equity earnings in investments	(2,444)	(2,266)
Other items	(277)	(1,974)
Changes in working capital items:
(Increase) decrease in current assets	(2,851)	14,089
Decrease in current liabilities	(4,213)	(2,738)
Dividends from investments	1,967	2,700
Cash contributions to pension and other postretirement plans	(1,552)	(1,470)
Other noncurrent items, net	(1,115)	47
Cash Provided by Operating Activities	43,883	53,819

Investing Activities:
Capital expenditures	(34,746)	(46,758)
Capital contributions to investments	(670)	(1,643)
Other	(419)	(398)
Cash Used for Investing Activities	(35,835)	(48,799)

Financing Activities:
Cash dividends paid on common stock	(13,380)	(12,221)
Repayments of long-term debt	(1,182)	(1,155)
Net proceeds from short-term debt	1,500	3,000
Other	(523)	(664)
Cash Used for Financing Activities	(13,585)	(11,040)

Change in cash, cash equivalents, and restricted cash	(5,537)	(6,020)
Cash, cash equivalents, and restricted cash at beginning of period	47,039	25,814
Cash, cash equivalents, and restricted cash at end of period	$41,502	$19,794

Supplemental disclosures of cash flow information:
Significant noncash investing activities:
Accrued capital expenditures	$8,843	$8,129

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Balance Sheets (unaudited)

(In thousands)

	March 31,	December 31,
ASSETS	2021	2020
Current Assets:
Cash and cash equivalents	$40,239	$44,738
Accounts receivable, less reserves of $6,382 and $5,787, respectively	43,172	41,384
Other accounts receivable, less reserves of $1,307 and $1,290, respectively	9,702	7,300
Unbilled revenues	25,148	27,511
Materials and supplies, at average cost	32,222	32,513
Fuel for electric generation, at average cost	4,885	6,356
Stored natural gas, at average cost	1,578	8,396
Prepaid taxes	11,210	15,179
Regulatory assets - current	24,313	14,748
Other current assets	9,042	11,394
Total Current Assets	201,511	209,519
Other long-term receivables	1,486	1,435
Regulatory assets	139,667	142,504
Pension benefit asset	17,848	13,873
Other deferred assets and other	22,564	22,259
Property, Plant, and Equipment:
Property, plant, and equipment, net	1,633,908	1,630,286
Construction work in progress	157,970	139,099
Total Property, Plant, and Equipment	1,791,878	1,769,385
Investments	95,283	94,676
Total Assets	$2,270,237	$2,253,651

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$4,800	$4,771
Short-term debt	54,000	52,500
Accounts payable	53,840	54,642
Accrued interest and taxes	7,540	8,539
Accrued payroll related items	10,019	12,635
Regulatory liabilities - current	37,035	41,664
Derivative liabilities	9,790	10,160
Other current liabilities	6,774	6,015
Total Current Liabilities	183,798	190,926
Other Credits:
Deferred income taxes	236,903	231,471
Investment tax credit - deferred	21,588	21,821
Regulatory liabilities	143,365	142,239
Accrued pension and other postretirement benefits	77,941	78,168
Derivative liabilities	1,800	3,980
Finance lease liabilities	17,623	17,532
Other deferred liabilities and other	71,297	72,211
Total Other Credits	570,517	567,422
Capitalization:
Common shareholders' equity	997,711	976,000
Long-term debt	518,211	519,303
Total Capitalization	1,515,922	1,495,303
Commitments and contingencies (see Footnote 8)
Total Liabilities and Capitalization	$2,270,237	$2,253,651

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Common Equity (unaudited)

(In thousands, except per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income/(Loss)	Total
Three Months Ended March 31, 2020
Beginning Balance	34,668	$34,668	$316,268	$504,740	$-	$855,676
Net income				26,037		26,037
Common stock dividends declared
($0.353 per share)				(12,221)		(12,221)
Ending Balance - March 31, 2020	34,668	$34,668	$316,268	$518,556	$-	$869,492

Three Months Ended March 31, 2021
Beginning Balance	36,163	$36,163	$394,408	$545,429	$-	$976,000
Net income				34,933		34,933
Common stock dividends declared
($0.3700 per share)				(13,380)		(13,380)
Equity-based compensation plans and other			158			158
Ending Balance - March 31, 2021	36,163	$36,163	$394,566	$566,982	$-	$997,711

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Income (unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2021	2020
Operating Revenues:
Electric revenues	$100,645	$93,028
Gas revenues	67,270	56,845
Total Operating Revenues	167,915	149,873

Operating Expenses:
Fuel for electric generation	13,171	9,706
Purchased power	9,355	10,486
Cost of gas sold	37,444	30,798
Other operations and maintenance	45,538	44,150
Depreciation and amortization	18,382	18,167
Other general taxes	4,827	4,907
Total Operating Expenses	128,717	118,214
Operating Income	39,198	31,659

Other (expense) income, net	(104)	3,380
Interest expense, net	(5,753)	(6,111)
Income before income taxes	33,341	28,928
Income tax benefit (provision)	433	(4,371)
Net Income	$33,774	$24,557
Less Net Income Attributable to Noncontrolling Interest, net of tax	(5,501)	(5,493)
Net Income Attributable to MGE	$28,273	$19,064

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2021	2020
Operating Activities:
Net income	$33,774	$24,557
Items not affecting cash:
Depreciation and amortization	18,382	18,167
Deferred income taxes	(1,766)	976
Provision for doubtful receivables	388	734
Employee benefit plan cost (credit)	1,461	(940)
Other items	(252)	(1,721)
Changes in working capital items:
(Increase) decrease in current assets	(3,037)	12,953
(Decrease) increase in current liabilities	(4,037)	290
Cash contributions to pension and other postretirement plans	(1,552)	(1,470)
Other noncurrent items, net	(1,380)	(428)
Cash Provided by Operating Activities	41,981	53,118

Investing Activities:
Capital expenditures	(34,746)	(46,758)
Other	(462)	(406)
Cash Used for Investing Activities	(35,208)	(47,164)

Financing Activities:
Distributions to parent from noncontrolling interest	(5,000)	(7,000)
Repayments of long-term debt	(1,182)	(1,155)
Net proceeds from short-term debt	1,500	3,000
Other	(523)	(664)
Cash Used for Financing Activities	(5,205)	(5,819)

Change in cash, cash equivalents, and restricted cash	1,568	135
Cash, cash equivalents, and restricted cash at beginning of period	6,404	5,529
Cash, cash equivalents, and restricted cash at end of period	$7,972	$5,664

Supplemental disclosures of cash flow information:
Significant noncash investing activities:
Accrued capital expenditures	$8,843	$8,129

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Balance Sheets (unaudited)

(In thousands)

	March 31,	December 31,
ASSETS	2021	2020
Current Assets:
Cash and cash equivalents	$6,709	$4,103
Accounts receivable, less reserves of $6,382 and $5,787, respectively	43,172	41,384
Affiliate receivables	530	532
Other accounts receivable, less reserves of $1,307 and $1,290, respectively	9,698	7,295
Unbilled revenues	25,148	27,511
Materials and supplies, at average cost	32,222	32,513
Fuel for electric generation, at average cost	4,885	6,356
Stored natural gas, at average cost	1,578	8,396
Prepaid taxes	11,102	14,848
Regulatory assets - current	24,313	14,748
Other current assets	8,940	11,326
Total Current Assets	168,297	169,012
Affiliate receivable long-term	1,986	2,118
Regulatory assets	139,667	142,504
Pension benefit asset	17,848	13,873
Other deferred assets and other	22,877	22,448
Property, Plant, and Equipment:
Property, plant, and equipment, net	1,633,936	1,630,314
Construction work in progress	157,970	139,099
Total Property, Plant, and Equipment	1,791,906	1,769,413
Investments	433	603
Total Assets	$2,143,014	$2,119,971

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$4,800	$4,771
Short-term debt	54,000	52,500
Accounts payable	53,808	54,576
Accrued interest and taxes	9,574	10,405
Accrued payroll related items	10,019	12,635
Regulatory liabilities - current	37,035	41,664
Derivative liabilities	9,790	10,160
Other current liabilities	6,776	6,042
Total Current Liabilities	185,802	192,753
Other Credits:
Deferred income taxes	204,853	200,390
Investment tax credit - deferred	21,588	21,821
Regulatory liabilities	143,365	142,239
Accrued pension and other postretirement benefits	77,941	78,168
Derivative liabilities	1,800	3,980
Finance lease liabilities	17,623	17,532
Other deferred liabilities and other	71,445	72,173
Total Other Credits	538,615	536,303
Capitalization:
Common shareholder's equity	758,689	730,416
Noncontrolling interest	141,697	141,196
Total Equity	900,386	871,612
Long-term debt	518,211	519,303
Total Capitalization	1,418,597	1,390,915
Commitments and contingencies (see Footnote 8)
Total Liabilities and Capitalization	$2,143,014	$2,119,971

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Equity (unaudited)

(In thousands)

					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling
	Shares	Value	Capital	Earnings	Income/(Loss)	Interest	Total
Three Months Ended March 31, 2020
Beginning balance	17,348	$17,348	$222,917	$397,021	$-	$140,303	$777,589
Net income				19,064		5,493	24,557
Distributions to parent from
noncontrolling interest						(7,000)	(7,000)
Ending Balance - March 31, 2020	17,348	$17,348	$222,917	$416,085	$-	$138,796	$795,146

Three Months Ended March 31, 2021
Beginning balance	17,348	$17,348	$252,917	$460,151	$-	$141,196	$871,612
Net income				28,273		5,501	33,774
Distributions to parent from
noncontrolling interest						(5,000)	(5,000)
Ending Balance - March 31, 2021	17,348	$17,348	$252,917	$488,424	$-	$141,697	$900,386

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc., and Madison Gas and Electric Company

Notes to Consolidated Financial Statements (unaudited)

March 31, 2021

1.

Summary of Significant Accounting Policies – MGE Energy and MGE.

a.Basis of Presentation.

This report is a combined report of MGE Energy and MGE. References in this report to "MGE Energy" are to MGE Energy, Inc. and its subsidiaries. References in this report to "MGE" are to Madison Gas and Electric Company.

MGE Power Elm Road and MGE Power West Campus own electric generating assets and lease those assets to MGE. Both entities are variable interest entities under applicable authoritative accounting guidance. MGE is considered the primary beneficiary of these entities as a result of contractual agreements. As a result, MGE has consolidated MGE Power Elm Road and MGE Power West Campus. See Footnote 3 of Notes to Consolidated Financial Statements under Item 8, Financial Statements and Supplementary Data, of MGE Energy's and MGE's 2020 Annual Report on Form 10-K (the 2020 Annual Report on Form 10-K).

The accompanying consolidated financial statements as of March 31, 2021, and during the three months ended, are unaudited but include all adjustments that MGE Energy and MGE management consider necessary for a fair statement of their respective financial statements. All adjustments are of a normal, recurring nature except as otherwise disclosed. The year-end consolidated balance sheet information was derived from the audited balance sheet appearing in the 2020 Annual Report on Form 10-K but does not include all disclosures required by accounting principles generally accepted in the United States of America. These notes should be read in conjunction with the financial statements and the notes on pages 62 through 115 of the 2020 Annual Report on Form 10-K.

b.Cash, Cash Equivalents, and Restricted Cash.

The following table presents the components of total cash, cash equivalents, and restricted cash on the consolidated balance sheets.

	MGE Energy		MGE
	March 31,	December 31,	March 31,	December 31,
(In thousands)	2021	2020	2021	2020
Cash and cash equivalents	$40,239	$44,738	$6,709	$4,103
Restricted cash	467	644	467	644
Receivable - margin account	796	1,657	796	1,657
Cash, cash equivalents, and restricted cash	$41,502	$47,039	$7,972	$6,404

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

2.

New Accounting Standards - MGE Energy and MGE.

MGE Energy and MGE reviewed FASB authoritative guidance recently issued, none of which are expected to have a material impact on the consolidated results of operations, financial condition, or cash flows.

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

MGE Transco and MGEE Transco have accounted for their investments in ATC and ATC Holdco, respectively, under the equity method of accounting. Equity earnings from investments are recorded as "Other income" on the consolidated statements of income of MGE Energy. MGE Transco recorded the following amounts related to its investment in ATC:

	Three Months Ended
	March 31,
(In thousands)	2021	2020
Equity earnings from investment in ATC	$2,420	$2,266
Dividends from ATC	1,967	2,391
Capital contributions to ATC	-	178

ATC Holdco was formed in December 2016. ATC Holdco's future transmission development activities have been suspended for the near term.

ATC's summarized financial data is as follows:

	Three Months Ended
	March 31,
(In thousands)	2021	2020
Operating revenues	$188,694	$186,801
Operating expenses	(95,104)	(95,211)
Other income, net	378	375
Interest expense, net	(28,871)	(28,888)
Earnings before members' income taxes	$65,097	$63,077

MGE receives transmission and other related services from ATC. During the three months ended March 31, 2021 and 2020, MGE recorded $8.0 million and $7.7 million, respectively, for transmission services received from ATC. MGE also provides a variety of operational, maintenance, and project management work for ATC, which is reimbursed by ATC. As of March 31, 2021, and December 31, 2020, MGE had a receivable due from ATC of $3.0 and $2.6 million, respectively. The receivable is primarily related to Badger Hollow I and II. MGE is reimbursed for these costs after the new generation assets are placed into service.

4.

Taxes - MGE Energy and MGE.

Effective Tax Rate.

The consolidated income tax provision differs from the amount computed by applying the statutory federal income tax rate to income before income taxes, as follows:

	MGE Energy		MGE
Three Months Ended March 31,	2021	2020	2021	2020
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	6.3	6.3	6.3	6.3
Amortized investment tax credits	(1.6)	(0.1)	(1.8)	(0.1)
Credit for electricity from wind energy	(7.1)	(6.9)	(7.8)	(7.5)
AFUDC equity, net	(0.6)	(1.6)	(0.6)	(1.7)
Amortization of utility excess deferred tax - tax reform(a)	(16.7)	(2.6)	(18.3)	(2.8)
Other, net, individually insignificant	-	-	(0.1)	(0.1)
Effective income tax rate	1.3%	16.1%	(1.3)%	15.1%

(a)Included are impacts of the 2017 Tax Act for the regulated utility for excess deferred taxes recognized using a normalization method of accounting in recognition of IRS rules that restrict the rate at which the excess deferred taxes may be returned to utility customers. For the three months ended March 31, 2021 and 2020, MGE recognized $0.7 million. Included in the 2021 rate settlement was a one-time return to customers of the electric portion of excess deferred taxes related to the 2017 Tax Act not restricted by IRS normalization rules. For the three months ended March 31, 2021, MGE recognized $3.3 million.

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

The following table presents the components of net periodic benefit costs recognized.

	Three Months Ended
	March 31,
(In thousands)	2021	2020
Pension Benefits
Components of net periodic benefit cost:
Service cost	$1,422	$1,316
Interest cost	2,272	3,023
Expected return on assets	(7,375)	(6,811)
Amortization of:
Prior service credit	(31)	(31)
Actuarial loss	1,580	1,286
Net periodic benefit (credit) cost	$(2,132)	$(1,217)

Postretirement Benefits
Components of net periodic benefit cost:
Service cost	$351	$311
Interest cost	384	573
Expected return on assets	(817)	(790)
Amortization of:
Transition obligation	1	1
Prior service credit	(380)	(667)
Actuarial loss	109	70
Net periodic benefit (credit) cost	$(352)	$(502)

As approved by the PSCW, MGE is allowed to defer differences between actual employee benefit plan costs and costs reflected in current rates. The deferred costs may be recovered or refunded in MGE's next rate filing. For the three months ended March 31, 2021 and 2020, MGE recovered approximately $3.4 million and $0.4 million, respectively, of pension and other postretirement costs, which reduced the amount previously deferred and has not been reflected in the table above.

6.

Equity and Financing Arrangements.

a.Common Stock - MGE Energy.

MGE Energy sells shares of its common stock through its Direct Stock Purchase and Dividend Reinvestment Plan (the Stock Plan). Those shares may be newly issued shares or shares that are purchased in the open market by an independent agent for participants in the Stock Plan. All sales under the Stock Plan are covered by a shelf registration statement that MGE Energy filed with the SEC. During the three months ended March 31, 2021 and 2020, MGE Energy issued no new shares of common stock under the Stock Plan.

b.Dilutive Shares Calculation - MGE Energy.

As of March 31, 2021, 1,543 shares were included in the calculation of diluted earnings per share related to nonvested equity awards. See Footnote 7 for additional information on shared-based compensation awards.

7.

Share-Based Compensation - MGE Energy and MGE.

During the three months ended March 31, 2021 and 2020, MGE recorded $0.7 million in compensation expense and $0.6 million in compensation benefit, respectively, related to share-based compensation awards under the 2006 Performance Unit Plan, the 2020 Performance Unit Plan, the 2013 Director Incentive Plan, and the 2021 Long-Term Incentive Plan (2021 Plan).

In January 2021, cash payments of $1.9 million were distributed related to awards that were granted under the plans in 2018, for the 2013 Director Incentive Plan, and in 2016, for the 2006 Performance Unit Plan.

In February 2021, MGE issued 10,187 performance units and 16,267 restricted stock units under the 2021 Plan to eligible employees and non-employee directors.

The performance units can be paid out in either cash, shares of common stock or a combination of cash and stock and are accounted for as a liability award. The restricted stock units will be paid out in shares of common stock, and therefore accounted for as equity awards.

8.

Commitments and Contingencies.

a.Environmental - MGE Energy and MGE.

In February 2021, MGE and the other co-owners of Columbia announced plans to retire that facility. The co-owners intend to retire Unit 1 by the end of 2023 and Unit 2 by the end of 2024. Final timing and retirement dates for Units 1 and 2 are subject to PSCW and regional regulatory reviews, including identification and approval of energy and capacity resources to replace Columbia. Effects of environmental compliance requirements discussed below will depend upon the final retirement dates approved and compliance requirement dates.

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

These initiatives, proposed rules, and court challenges include:

•The EPA's promulgated water Effluent Limitations Guidelines (ELG) and standards for steam electric power plants which focus on the reduction of metals and other pollutants in wastewater from new and existing power plants. The standards were finalized in August 2020.

In February 2021, MGE and the other owners of Columbia filed a Certificate of Authority (CA) application with the PSCW. The CA application commits to close Columbia's wet pond system to comply with the Coal Combustions Residuals (CCR) Rule as described in further detail in the CCR section below. By committing to close the wet pond system, Columbia will be in compliance with ELG requirements.

The Elm Road Units must satisfy the rule's requirements no later than December 31, 2023, as determined by the permitting authority. The operator of the Elm Road Units has been evaluating the rule impacts and has conducted an analysis of compliance obligations, pollution prevention technologies, and their associated costs. In February 2021, MGE and its co-owner filed a CA application with the PSCW. If approved, MGE's share of the estimated costs to comply with the rule is estimated to be approximately $4 million. Subject to approval from the PSCW, construction is expected to begin in 2022.

•The EPA's cooling water intake rules require cooling water intake structures at electric power plants to meet best technology available (BTA) standards to reduce the mortality from entrainment (drawing aquatic life into a plant's cooling system) and impingement (trapping aquatic life on screens).

Blount's Wisconsin Pollution Discharge Elimination System permit assumes that the plant meets BTA for the duration of the permit, which expires in 2023. However, MGE must conduct studies of its Blount plant by the end of 2021 to help regulators determine BTA.

Columbia's river intakes are subject to this rule. BTA improvements may not be required given that Columbia could be fully retired before the issuance of the next permit, which is expected to be issued in 2023 or later. MGE will continue to work with Columbia's operator to evaluate all regulatory requirements applicable to the planned retirements. MGE does not expect this rule to have a material effect on its existing plants.

•Greenhouse Gas (GHG) reduction guidelines and approval criteria established under the Clean Air Act for states to use in developing plans to control GHG emissions from fossil fuel-fired electric generating units (EGUs), including existing and proposed regulations governing existing, new or modified fossil-fuel generating units.

In January 2021, the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit) vacated and remanded to the EPA the Affordable Clean Energy Rule (ACE Rule) and the repeal of the predecessor Clean Power Plan Rule (CPP Rule), both of which regulated greenhouse gas emissions from existing electric generation units pursuant to Section 111(d) of the Clean Air Act. As a result of these legal proceedings, neither the CPP nor ACE rules are currently in effect. MGE will continue to evaluate the rule development and monitor ongoing and potential legal proceedings.

•The EPA's rule to regulate ambient levels of ozone through the 2015 Ozone National Ambient Air Quality Standards (NAAQS).

In May 2018, the EPA issued a final rule that designated the northeast portion of Milwaukee County as being in nonattainment with Ozone NAAQS. The Elm Road Units are located in Milwaukee County, outside the designated nonattainment area. In August 2018, several environmental groups, the City of Chicago, and the State of Illinois filed federal lawsuits challenging several of the EPA's attainment designation decisions, including the partial Milwaukee County designation as being too narrow and not sufficiently protective. In July 2020, the U.S. District Court of the District of Columbia remanded the partial Milwaukee County attainment designation back to the EPA for further explanation. MGE is monitoring the outcome of the EPA's remand analysis and how it may affect the Elm Road Units in Milwaukee County. At this time, MGE does not expect that the 2015 Ozone NAAQS will have a material effect on its existing plants based on final designations.

•Rules regulating nitrogen oxide (NOx) and sulfur dioxide (SO2) emissions, including the Cross State Air Pollution Rule (CSAPR) and Clean Air Visibility Rule (CAVR).

The EPA's CSAPR and its progeny are a suite of interstate air pollution transport rules designed to reduce ozone and fine particulate (PM2.5) air levels in areas that the EPA has determined as being significantly impacted by pollution from upwind states. In September 2019, the D.C. Circuit remanded the rule to the EPA holding that the rule improperly provided only a partial remedy for addressing interstate transport of pollutants from upwind to downwind states. In March 2021, the EPA addressed the remand by finalizing its revised CSAPR Update Rule. The revised rule does not require further emission reductions from Wisconsin stationary sources beyond those under the original CSAPR. MGE has met its current CSAPR obligations through a combination of reduced emissions through pollution control (e.g., SCR installation at Columbia), as well as owned, received, and purchased allowances. MGE expects to meet ongoing CSAPR obligations for the foreseeable future. MGE will continue to monitor legal developments and any future updates to this rule.

•The EPA's Coal Combustion Residuals Rule (CCR), which regulates coal ash from burning coal for the purpose of generating electricity as a solid waste and defines what ash use activities would be considered generally exempt beneficial reuse of coal ash. The CCR rule also regulates landfills, ash ponds, and other surface impoundments used for coal combustion residuals by regulating their design, location, monitoring, and operation. In August 2020, the EPA revised the CCR rule to require owners or operators of coal-fired power plants to stop transporting CCR and non-CCR wastewater to unlined surface impoundments. In addition, regulated entities must initiate impoundment closure as soon as feasible and in no event later than April 2021, unless the EPA grants an extension. Columbia requested an extension to comply by October 2022. The EPA will address the remaining issues on remand in a subsequent action.

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

9.

Rate Matters - MGE Energy and MGE.

a.Rate Proceedings.

In May 2021, MGE filed an application with the PSCW requesting a 5.9% increase to electric rates and a

3.0% increase to gas rates for 2022. The proposed electric and gas rate increases are primarily driven by an increase in rate base including our investments in Badger Hollow I and a new customer information system. Also driving the requested electric increase is the completion in 2020 of the one-time return of the electric excess deferred tax credit related to the 2017 Tax Act not restricted by IRS normalization rules. In its application, MGE is proposing to address potential 2023 rate changes through an electric limited rate case re-opener and a 1.65% increase in gas rates. The proposed return on common stock equity for 2022 is 9.8% based on a proposed capital structure consisting of 55.6% common equity in 2022. PSCW approval of the application is pending. A final order is expected before the end of the year.

In December 2020, the PSCW approved a settlement agreement for MGE's 2021 rate case. The settlement agreement provides for a zero percent increase for electric rates and an approximately 4% increase for gas rates in 2021. The electric rate settlement includes an increase in rate base but the associated rate increase is primarily offset by lower fuel and purchase power costs and a one-time $18.2 million return to customers of the portion of excess deferred taxes related to the 2017 Tax Act not restricted by IRS normalization rules. As part of the settlement, the fuel rules bandwidth is set at plus or minus 1% for 2021. When compared to the 2020 rate case, the settlement included lower forecasted electric sales for 2021 to reflect changes to customer usage during the COVID-19 pandemic. The gas rate increase covers infrastructure costs and technology improvements. The settlement agreement also includes escrow accounting treatment for pension and other postretirement benefit costs, bad debt expense, and customer credit card fees. Escrow accounting treatment allows MGE to defer any difference between estimated costs in rates and actual costs incurred until its next rate filing. Any difference would be recorded as a regulatory asset or regulatory liability. The return on common stock equity for 2021 is 9.8% based on a capital structure of 55.8% common equity in 2021.

On January 27, 2021, Sierra Club and Vote Solar filed a petition with the Dane County Circuit Court seeking review of the PSCW decision approving the rate settlement in MGE's 2021 rate case. The PSCW is named as the responding party; MGE is not named as a party. The petition challenges the process the PSCW used to approve the portion of the settlement relating to electric rates and the electric customer fixed charge that does not vary with usage. The requested relief is unclear. The revenue requirement approved by the PSCW in the settlement has not been challenged. The PSCW is expected to vigorously defend its approval of the rate case settlement. MGE has intervened in the proceedings to further defend the PSCW’s decision.

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

b.Fuel Rules.

Fuel rules require Wisconsin utilities to defer electric fuel-related costs that fall outside a symmetrical cost tolerance band around the amount approved for a utility in its annual fuel proceedings. Any over- or under-recovery of the actual costs is determined in the following year and is then reflected in future billings to electric retail customers. The fuel rules bandwidth is set at plus or minus 1% in 2021. Under fuel rules, MGE defers costs, less any excess revenues, if its actual electric fuel costs exceed 101% of the electric fuel costs allowed in its latest rate order. Excess revenues are defined as revenues in the year in question that provide MGE with a greater return on common equity than authorized by the PSCW in MGE's latest rate order. Conversely, MGE is required to defer the benefit of lower costs if actual electric fuel costs were less than 99% of the electric fuel costs allowed in that order. In 2020 the fuel rules bandwidth was set at plus or minus 2%. These costs are subject to the PSCW's annual review of fuel costs completed in the year following the deferral.

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

As of December 31, 2020, MGE had deferred $3.2 million of 2020 fuel-related savings. These costs will be subject to the PSCW's annual review of 2020 fuel costs, which is expected to be completed in 2021. In March 2021, as part of the 2020 fuel costs application filed with the PSCW, MGE seeks to return the 2020 fuel-related savings to customers in 2022 as part of the 2022 rate case.

As of March 31, 2021, MGE had deferred $0.5 million of 2021 fuel savings. These costs will be subject to the PSCW's annual review of 2021 fuel costs, which is expected to be completed in 2022.

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

b.Notional Amounts.

The gross notional volume of open derivatives is as follows:

	March 31, 2021		December 31, 2020
Commodity derivative contracts	277,400	MWh	259,080	MWh
Commodity derivative contracts	2,190,000	Dth	6,030,000	Dth
FTRs	1,152	MW	2,869	MW
PPA	700	MW	850	MW

c.Financial Statement Presentation.

MGE purchases and sells exchange-traded and over-the-counter options, swaps, and future contracts. These arrangements are primarily entered into to help stabilize the price risk associated with gas or power purchases. These transactions are employed by both MGE's gas and electric segments. Additionally, as a result of the firm transmission agreements that MGE holds on electricity transmission paths in the MISO market, MGE holds financial transmission rights (FTRs). An FTR is a financial instrument that entitles the holder to a stream of revenues or charges based on the differences in hourly day-ahead energy prices between two points on the transmission grid. The fair values of these instruments are offset with a corresponding regulatory asset/liability depending on whether they are in a net loss/gain position. Depending on the nature of the instrument, the gain or loss associated with these transactions will be reflected as cost of gas sold, fuel for electric generation, or purchased power expense in the delivery month applicable to the instrument. As of March 31, 2021, and December 31,

2020, the fair value of exchange traded derivatives and FTRs exceeded their cost basis by $0.5 million and $0.2 million, respectively.

MGE is a party to a purchased power agreement that provides MGE with firm capacity and energy during a base term from June 1, 2012, through May 31, 2022. The agreement also allows MGE an option to extend the contract after the base term. The agreement is accounted for as a derivative contract and is recognized at its fair value on the consolidated balance sheets. However, the derivative qualifies for regulatory deferral and is recognized with a corresponding regulatory asset or liability depending on whether the fair value is in a loss or gain position. The fair value of the contract as of March 31, 2021, and December 31, 2020, reflected a loss position of $11.6 million and $14.1 million, respectively. The actual cost will be recognized in purchased power expense in the month of purchase.

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

	Derivative	Derivative
(In thousands)	Assets	Liabilities	Balance Sheet Location
March 31, 2021
Commodity derivative contracts(a)	$653	$174	Other current assets
Commodity derivative contracts(a)	30	16	Other deferred charges
FTRs	38	-	Other current assets
PPA	N/A	9,790	Derivative liability (current)
PPA	N/A	1,800	Derivative liability (long-term)

December 31, 2020
Commodity derivative contracts(a)	$617	$593	Other current assets
Commodity derivative contracts(a)	189	39	Other deferred charges
FTRs	-	23	Other current liabilities
PPA	N/A	10,160	Derivative liability (current)
PPA	N/A	3,980	Derivative liability (long-term)

(a) No collateral was posted against derivative positions as of March 31, 2021, and December 31, 2020.

The following tables show the effect of netting arrangements for recognized derivative assets and liabilities that are subject to a master netting arrangement or similar arrangement on the consolidated balance sheets.

Offsetting of Derivative Assets
(In thousands)	Gross Amounts	Gross Amounts Offset in Balance Sheets	Collateral Posted Against Derivative Positions	Net Amount Presented in Balance Sheets
March 31, 2021
Commodity derivative contracts	$683	$(190)	$-	$493
FTRs	38	-	-	38

December 31, 2020
Commodity derivative contracts	$806	$(632)	$-	$174

Offsetting of Derivative Liabilities
(In thousands)	Gross Amounts	Gross Amounts Offset in Balance Sheets	Collateral Posted Against Derivative Positions	Net Amount Presented in Balance Sheets
March 31, 2021
Commodity derivative contracts	$190	$(190)	$-	$-
PPA	11,590	-	-	11,590

December 31, 2020
Commodity derivative contracts	$632	$(632)	$-	$-
FTRs	23	-	-	23
PPA	14,140	-	-	14,140

The following tables summarize the unrealized and realized gains/losses related to the derivative instruments on the consolidated balance sheets and the consolidated statements of income.

	2021		2020
(In thousands)	Current and Long-Term Regulatory Asset	Other Current Assets	Current and Long-Term Regulatory Asset	Other Current Assets
Three Months Ended March 31:
Balance at January 1,	$13,989	$1,162	$26,875	$1,100
Unrealized gain	(3,588)	-	(689)	-
Realized (loss) gain reclassified to a deferred account	(50)	50	(1,063)	1,063
Realized gain (loss) reclassified to income statement	708	(1,039)	204	(1,733)
Balance at March 31,	$11,059	$173	$25,327	$430

	Realized losses (gains)
	2021		2020
(In thousands)	Fuel for Electric Generation/ Purchased Power	Cost of Gas Sold	Fuel for Electric Generation/ Purchased Power	Cost of Gas Sold
Three Months Ended March 31:
Commodity derivative contracts	$(195)	$1,022	$680	$1,607
FTRs	(256)	-	(65)	-
PPA	(240)	-	(693)	-

MGE's commodity derivative contracts, FTRs, and PPA are subject to regulatory deferral. These derivatives are marked to fair value and are offset with a corresponding regulatory asset or liability. Realized gains and losses are deferred on the consolidated balance sheets and are recognized in earnings in the delivery month applicable to the instrument. As a result of the treatment described above, there are no unrealized gains or losses that flow through earnings.

The PPA has a provision that may require MGE to post collateral if MGE's debt rating falls below investment grade (i.e., below BBB-). The amount of collateral that it may be required to post varies from $20.0 million to $40.0 million, depending on MGE's nominated capacity amount. As of March 31, 2021, no collateral was required to be, or had been, posted. Certain counterparties extend MGE a credit limit. If MGE exceeds these limits, the counterparties may require collateral to be posted. As of March 31, 2021, and December 31, 2020, no counterparties were in a net liability position.

Nonperformance of counterparties to the non-exchange traded derivatives could expose MGE to credit loss. However, MGE enters into transactions only with companies that meet or exceed strict credit guidelines, and it monitors these counterparties on an ongoing basis to mitigate nonperformance risk in its portfolio. As of March 31, 2021, no counterparties had defaulted.

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

	March 31, 2021		December 31, 2020
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
MGE Energy
Assets:
Cash and cash equivalents	$40,239	$40,239	$44,738	$44,738
Liabilities:
Short-term debt - commercial paper	54,000	54,000	52,500	52,500
Long-term debt(a)	527,038	590,748	528,220	639,271

MGE
Assets:
Cash and cash equivalents	$6,709	$6,709	$4,103	$4,103
Liabilities:
Short-term debt - commercial paper	54,000	54,000	52,500	52,500
Long-term debt(a)	527,038	590,748	528,220	639,271

(a) Includes long-term debt due within one year. Excludes debt issuance costs and unamortized discount of $4.0 million and $4.1 million as of March 31, 2021, and December 31, 2020, respectively.

b.Recurring Fair Value Measurements.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis.

	Fair Value as of March 31, 2021
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Derivatives, net(b)	$721	$423	$-	$298
Exchange-traded investments	1,474	1,474	-	-
Total Assets	$2,195	$1,897	$-	$298
Liabilities:
Derivatives, net(b)	$11,780	$115	$-	$11,665
Deferred compensation	3,581	-	3,581	-
Total Liabilities	$15,361	$115	$3,581	$11,665

MGE
Assets:
Derivatives, net(b)	$721	$423	$-	$298
Exchange-traded investments	431	431	-	-
Total Assets	$1,152	$854	$-	$298
Liabilities:
Derivatives, net(b)	$11,780	$115	$-	$11,665
Deferred compensation	3,581	-	3,581	-
Total Liabilities	$15,361	$115	$3,581	$11,665

	Fair Value as of December 31, 2020
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Derivatives, net(b)	$806	$436	$-	$370
Exchange-traded investments	1,750	1,750	-	-
Total Assets	$2,556	$2,186	$-	$370
Liabilities:
Derivatives, net(b)	$14,795	$370	$-	$14,425
Deferred compensation	3,509	-	3,509	-
Total Liabilities	$18,304	$370	$3,509	$14,425

MGE
Assets:
Derivatives, net(b)	$806	$436	$-	$370
Exchange-traded investments	603	603	-	-
Total Assets	$1,409	$1,039	$-	$370
Liabilities:
Derivatives, net(b)	$14,795	$370	$-	$14,425
Deferred compensation	3,509	-	3,509	-
Total Liabilities	$18,304	$370	$3,509	$14,425

(b) These amounts are shown gross. No collateral was posted against derivative positions with counterparties as of March 31, 2021, or December 31, 2020.

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

The following table presents the significant unobservable inputs used in the pricing model.

	Model Input
Significant Unobservable Inputs	March 31, 2021	December 31, 2020
Basis adjustment:
On peak	94.4%	94.2%
Off peak	95.0%	94.5%
Counterparty fuel mix:
Internal generation - range	41.0% - 66.0%	46.0% - 65.0%
Internal generation - weighted average	56.9%	56.5%
Purchased power - range	59.0% - 34.0%	54.0% - 35.0%
Purchased power - weighted average	43.1%	43.5%

The following table summarizes the changes in Level 3 commodity derivative assets and liabilities measured at fair value on a recurring basis.

	Three Months Ended
	March 31,
(In thousands)	2021	2020
Beginning balance	$(14,055)	$(26,456)
Realized and unrealized gains (losses):
Included in regulatory assets	2,688	810
Included in other comprehensive income	-	-
Included in earnings	307	(1,453)
Included in current assets	355	247
Purchases	5,884	5,015
Sales	-	-
Issuances	-	-
Settlements	(6,546)	(3,810)
Balance as of March 31,	$(11,367)	$(25,647)
Total gains (losses) included in earnings attributed to the change in unrealized gains (losses) related to assets and liabilities held at March 31,(c)	$-	$-

The following table presents total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis(c).

	Three Months Ended
	March 31,
(In thousands)	2021	2020
Purchased power expense	$702	$(1,184)
Cost of gas sold expense	(395)	(269)
Total	$307	$(1,453)

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

	Ownership	Share of		Share of		Costs incurred as of		Date of Commercial
Project	Interest	Generation		Estimated Costs		March 31, 2021(a)		Operation
Badger Hollow I(b)	33%	50	MW	$65	million	$56.4	million	Q3 2021(c)
Badger Hollow II(b)	33%	50	MW	$65	million	$5.3	million	December 2022(c)

(a)Excluding AFUDC.

(b)The Badger Hollow I and Badger Hollow II solar farms are located in southwestern Wisconsin in Iowa County, near the villages of Montfort and Cobb.

(c)Estimated date of commercial operation.

MGE received specific approval to recover 100% AFUDC on each of these projects. During the three months ended March 31, 2021 and 2020, MGE recognized $1.1 million and $0.4 million, respectively, after tax, in AFUDC for Badger Hollow I and II.

13.

Revenue - MGE Energy and MGE.

Revenues disaggregated by revenue source were as follows:

	Three Months Ended
(In thousands)	March 31,
Electric revenues	2021	2020
Residential	$36,694	$33,428
Commercial	47,883	47,634
Industrial	3,001	2,800
Other-retail/municipal	8,170	8,204
Total retail	95,748	92,066
Sales to the market	4,639	482
Other revenues	222	442
Total electric revenues	$100,609	$92,990

Gas revenues
Residential	39,758	33,487
Commercial/Industrial	25,507	21,471
Total retail	65,265	54,958
Gas transportation	2,002	1,794
Other revenues	3	93
Total gas revenues	$67,270	$56,845

Non-regulated energy revenues	36	38
Total Operating Revenue	$167,915	$149,873

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

14.

Segment Information - MGE Energy and MGE.

MGE Energy operates in the following business segments: electric utility, gas utility, nonregulated energy, transmission investment, and all other. See the 2020 Annual Report on Form 10-K for additional discussion of each of these segments.

The following tables show segment information for MGE Energy's operations for the indicated periods:

(In thousands) MGE Energy	Electric	Gas	Nonregulated Energy	Transmission Investment	All Others	Consolidation/ Elimination	Consolidated Total
Three Months Ended March 31, 2021
Operating revenues from external customers	$100,609	$67,270	$36	$-	$-	$-	$167,915
Interdepartmental revenues	273	4,811	10,173	-	-	(15,257)	-
Total operating revenues	100,882	72,081	10,209	-	-	(15,257)	167,915
Equity in earnings of investments	-	-	-	2,444	-	-	2,444
Net income (loss)	18,024	10,556	5,194	1,778	(619)	-	34,933

Three Months Ended March 31, 2020
Operating revenues from external customers	$92,990	$56,845	$38	$-	$-	$-	$149,873
Interdepartmental revenues	191	3,451	10,056	-	-	(13,698)	-
Total operating revenues	93,181	60,296	10,094	-	-	(13,698)	149,873
Equity in earnings of investments	-	-	-	2,286	-	-	2,286
Net income (loss)	11,463	8,034	5,060	1,663	(183)	-	26,037

The following tables show segment information for MGE's operations for the indicated periods:

(In thousands) MGE	Electric	Gas	Nonregulated Energy	Consolidation/ Elimination	Consolidated Total
Three Months Ended March 31, 2021
Operating revenues from external customers	$100,609	$67,270	$36	$-	$167,915
Interdepartmental revenues	273	4,811	10,173	(15,257)	-
Total operating revenues	100,882	72,081	10,209	(15,257)	167,915
Net income attributable to MGE	18,024	10,556	5,194	(5,501)	28,273

Three Months Ended March 31, 2020
Operating revenues from external customers	$92,990	$56,845	$38	$-	$149,873
Interdepartmental revenues	191	3,451	10,056	(13,698)	-
Total operating revenues	93,181	60,296	10,094	(13,698)	149,873
Net income attributable to MGE	11,463	8,034	5,060	(5,493)	19,064

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

We earn revenue and generate cash from operations by providing electric and natural gas utility services, including electric power generation and electric power and gas distribution. The earnings and cash flows from the utility business are sensitive to various external factors, including:

• Weather, and its impact on customer sales,

• Economic conditions, including current business activity, and employment and their impact on customer demand,

• Regulation and regulatory issues, and their impact on the timing and recovery of costs,

• Energy commodity prices, including natural gas prices,

• Equity price risk pertaining to pension related assets,

• Credit market conditions, including interest rates and our debt credit rating,

• Environmental laws and regulations, including adopted and pending environmental rule changes,

• Governmental efforts to address the COVID-19 pandemic, including restrictions on activity, increased employee health and welfare costs, and precautions for dealing with members of the public, and

• Other factors listed in "Item 1A. Risk Factors" in our 2020 Annual Report on Form 10-K.

For the three months ended March 31, 2021, MGE Energy's earnings were $34.9 million or $0.97 per share compared to $26.0 million or $0.75 per share for the same period in the prior year. MGE's earnings for the three months ended March 31, 2021, were $28.3 million compared to $19.1 million for the same period in the prior year.

MGE Energy's net income was derived from our business segments as follows:

	Three Months Ended
(In millions)	March 31,
Business Segment:	2021	2020
Electric Utility	$18.0	$11.5
Gas Utility	10.5	8.0
Nonregulated Energy	5.2	5.1
Transmission Investments	1.8	1.6
All Other	(0.6)	(0.2)
Net Income	$34.9	$26.0

Our net income during the three months ended March 31, 2021, compared to the same period in the prior year primarily reflects the effects of the following factors:

Electric Utility

An increase in electric investments included in rate base contributed to increased earnings for 2021. Timing of 2021 depreciation and other operations and maintenance costs also contributed to higher earnings in the first quarter of 2021. Depreciation and operations and maintenance costs are expected to increase during the remainder of 2021 after significant capital projects are completed. Badger Hollow I and a new customer information system are expected to be completed in the third quarter of 2021. Ongoing remote work arrangements and colder temperatures contributed to higher electric residential sales, which increased by approximately 9% for the three months ended March 31, 2021, compared to the same period in the prior year. However, electric commercial retail sales dropped approximately 4% in the first quarter 2021 compared to the same period in the prior year.

Gas Utility

An increase in gas investments included in rate base contributed to increased earnings for 2021. Higher gas retail sales resulting from colder weather in the first quarter of 2021 contributing to higher earnings in that period. Heating degree days (a measure for determining the impact of weather during the heating season) increased by approximately 11% in the first quarter 2021 compared to the same period in the prior year.

The following developments affected the first three months of 2021:

2021 Rate Settlement Agreement: In December 2020, the PSCW approved a settlement agreement for MGE's 2021 rate case. The settlement agreement provides for a zero percent increase for electric rates and an approximately 4% increase for gas rates in 2021. The electric rate settlement includes an increase in rate base but the associated rate increase is primarily offset by lower fuel and purchase power costs and a one-time $18.2 million return to customers of the portion of excess deferred taxes related to the 2017 Tax Act not restricted by IRS normalization rules. As part of the settlement, the fuel rules bandwidth was set at plus or minus 1% for 2021. When compared to the 2020 rate case, the settlement includes lower forecasted electric sales for 2021 to reflect changes to customer usage during the COVID-19 pandemic. The gas rate increase covers infrastructure costs and technology improvements. The settlement agreement also includes escrow accounting treatment for pension and other postretirement benefit costs, bad debt expense, and customer credit card fees. Escrow accounting treatment allows MGE to defer any difference between estimated costs in rates and actual costs incurred until its next rate case filing. Any difference would be recorded as a regulatory asset or regulatory liability.

Utility Solar: Large solar generation projects are under construction, as shown in the following table. Incurred costs are reflected in "Construction work in progress" on the consolidated balance sheets. MGE has received specific approval to recover 100% AFUDC on Badger Hollow I and II. After tax, MGE recognized $2.9 million and $0.2 million of AFUDC equity on Badger Hollow I and II, respectively, during construction.

Project	Ownership Interest	Share of Generation	Share of Estimated Costs	Costs Incurred as of March 31, 2021(a)	Estimated Date of Commercial Operation
Badger Hollow I	33%	50 MW	$65 million	$56.4 million	Q3 2021
Badger Hollow II	33%	50 MW	$65 million	$5.3 million	December 2022
O'Brien	100%	20 MW	$32 million	$11.9 million	Mid-2021

(a)Excluding AFUDC.

Deferred Fuel Costs – Subject to Refund: As of March 31, 2021, MGE had deferred $0.5 million of 2021 fuel savings. These costs will be subject to the PSCW's annual review of 2021 fuel costs, expected to be completed during 2022.

Tax Reform: Pursuant to the 2017 Tax Act, deferred income tax balances as of December 31, 2017, were remeasured to reflect the decrease in the corporate tax rate. The approved rate settlement agreement for 2021 includes approximately $5.3 million of the benefit in base rates that is being returned to customers using a normalization method of accounting. IRS normalization rules limit the rate at which MGE can return the benefits to customers. The settlement agreement also includes $18.2 million of the benefit not subject to normalization restrictions in electric base rates. The collection of the remaining portion not subject to normalization restrictions related to gas will be addressed by the PSCW in a future rate case.

In the near term, several items may affect us, including:

2022/2023 Rate Case Filing: In May 2021, MGE filed an application with the PSCW for the 2022/2023 rate case. MGE is requesting a 5.9% increase to electric rates and a 3.0% increase to gas rates for 2022. MGE is proposing to address potential 2023 rate changes through an electric limited rate case re-opener and a 1.65% increase in gas rates. See "Other Matters" below for additional information on the 2022/2023 rate case application.

2020 Annual Fuel Proceeding: As of December 31, 2020, MGE had deferred $3.2 million of 2020 fuel-related savings. These costs will be subject to the PSCW's annual review of 2020 fuel costs, which is expected to be completed in 2021. In March 2021, as part of the 2020 fuel costs application with the PSCW, MGE seeks to return the 2020 fuel-related savings to customers in 2022 as part of the 2022 rate case.

ATC Return on Equity: As discussed in "Other Matters" below, ATC’s authorized ROE, which is used in calculating its rates and revenues, is the subject of a challenge before FERC. A decrease in ATC's ROE could result in lower equity earnings and distributions from ATC in the future. We derived approximately 5.0% and 6.5% of our net income during the three months ended March 31, 2021 and 2020, respectively, from our investment in ATC.

Environmental Initiatives: There are proposed legislative rules and initiatives involving matters related to air emissions, water effluent, hazardous materials, and greenhouse gases, all of which affect generation plant capital expenditures and operating costs as well as future operational planning. At present, it is unclear how the changes in the presidential, congressional, and EPA administrations may affect existing, pending or new legislative or rulemaking proposals or regulatory initiatives. Such legislation and rulemaking could significantly affect the costs of owning and operating fossil-fueled generating plants. We would expect to seek and receive recovery of any such costs in rates. However, it is difficult to estimate the amount of such costs due to the uncertainty as to the timing and form of any legislation or rules, and the scope and time of the recovery of costs in rates, which may occur after those costs have been incurred.

EPA's Affordable Clean Energy (ACE) Rule: In January 2021, the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit) vacated and remanded to the EPA the ACE Rule and the repeal of the predecessor Clean Power Plan Rule, both of which regulated greenhouse gas emissions from existing electric generation units pursuant to Section 111(d) of the Clean Air Act. As a result of these legal proceedings, neither the CPP nor ACE rules are currently in effect. MGE is still evaluating this D.C. Circuit decision for what impacts it may have to MGE operations. MGE will continue to evaluate the rule development and monitor ongoing and potential legal proceedings.

Columbia: In February 2021, MGE, along with the co-owners, announced plans to retire the two-unit coal-fired Columbia generating plant near Portage, Wisconsin. MGE currently owns 19% of the facility. The co-owners intend to retire Unit 1 by the end of 2023 and Unit 2 by the end of 2024. Final timing and retirement dates for Units 1 and

2 are subject to PSCW and regional regulatory reviews, including identification and approval of energy and capacity resources to replace Columbia. MGE continues to evaluate additional investments to replace the generation from Columbia while maintaining electric service reliability. These investments include cost-effective, clean energy projects to help achieve MGE's carbon reduction goals.

Future Generation – Renewable Energy: MGE is seeking approval from the PSCW to acquire a joint interest in the following renewable generation projects as shown in the following table. There is no certainty that these projects will be approved by the PSCW.

Project	Source	Ownership Interest	Share of Generation	Share of Estimated Costs	Estimated Date of Commercial Operation
Darien	Solar/Battery	10%	25MW/7.5MW	$45 million	December 31, 2023
Paris	Solar/Battery	10%	20MW/11MW	$43 million	May 31, 2023
Red Barn	Wind	10%	9.16 MW	$17 million	December 31, 2022
Koshkonong	Solar/Battery	10%	30MW/16.5MW	$65 million	2024(a)

(a)Construction of the project is expected to be completed in phases ranging from May 2024 through December 2024.

Future Generation - Riverside: In 2016, MGE entered into an agreement with WPL under which MGE may acquire up to 50 MW of capacity in a gas-fired generating plant constructed by WPL at its Riverside Energy Center in Beloit, Wisconsin, during the five-year period following the in-service date of the plant. The plant was placed in service in May 2020. MGE has not yet determined whether it will exercise its option in the Riverside plant. A determination will be made based on a variety of factors during the option period. If MGE acquires 50 MW of capacity, the estimated cost would be approximately $50 million.

Financing Plans: MGE expects to issue up to $100 million of new long-term debt during 2021 to finance authorized utility capital expenditures, including the construction of the Badger Hollow I and II and O'Brien solar farm projects, and other general corporate purposes.

COVID-19 Update

MGE Energy continues to provide safe and reliable service to our customers despite the challenges presented by the Coronavirus Disease 2019 (COVID-19) pandemic. We have operated continuously throughout the pandemic and suffered no material disruptions in service or employment.

We discuss various COVID-19-related events and their effects below:

• Governmental and Regulatory Actions. State and local governments issued orders and regulations to restrict or manage business and individual activity. These orders and regulations continue to evolve in response to changing health metrics and safety health guidance. Additionally, the PSCW ordered changes to the tariff provisions on March 24, 2020, in response to the COVID-19 pandemic. All restrictions were lifted by November 1, 2020.

• Liquidity: We remain focused on maintaining strong credit quality. Subject to the duration and severity of the COVID-19 pandemic, we believe we have adequate liquidity on hand to support future operations and capital expenditures over the next twelve months. As of March 31, 2021, MGE Energy and MGE had $40.2 million and $6.7 million, respectively, in cash and cash equivalents and had available borrowing capacity under revolving credit facilities as noted below.

Borrower	Aggregate Bank Commitments	Outstanding Commercial Paper	Letters of Credit Issued Inside Credit Facilities	Outstanding Borrowings	Available Capacity	Expiration Date
(Dollars in millions)
MGE Energy	$50.0	$-	$-	$-	$50.0	February 7, 2024

MGE	$100.0	$54.0	$0.7	$-	$45.3	February 7, 2024

The credit agreements require the borrower to maintain a ratio of consolidated debt to consolidated total capitalization not to exceed a maximum of 65%. In the case of MGE, the ratio calculation excludes assets, liabilities, revenues, and expenses included in MGE's financial statements as a result of the consolidation of VIEs, such as MGE Power Elm Road and MGE Power West Campus. The ratio of consolidated debt to consolidated total capitalization for each of MGE Energy and MGE, as calculated under the credit agreements' covenant, was 36.6% and 39.2%, respectively, as of March 31, 2021, and 37.1% and 40.0%, respectively, as of December 31, 2020. See "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Credit Facilities" in the 2020 Annual Report on Form 10-K for more information about our credit facilities.

• Customer Impacts: Governmental regulations limiting community activity began impacting customer sales in late March 2020. While the total expected impact of COVID-19 on future sales is currently unknown, MGE has experienced higher electric residential sales and lower electric commercial and industrial sales since the outset of the pandemic. As these regulations become less restrictive, we expect sales to be less impacted.

• Capital Expenditures & Operations: MGE does not currently expect any material changes to its construction expenditures plans disclosed in "Liquidity and Capital Resources" in the 2020 Annual Report on Form 10-K resulting from COVID-19. To date, MGE Energy has experienced no material disruptions in utility operations. Our administrative personnel have been working largely remotely, and our field operations have not been materially affected.

We cannot reasonably estimate with any degree of certainty the actual impact of COVID-19 and associated governmental regulations may have on future results of operations, financial position, and liquidity. See Item 1A. "Risk Factors" "Pandemic virus or diseases, including COVID-19, could have a material adverse effect on our business, financial condition and liquidity" in our 2020 Annual Report on Form 10-K for a description of risk.

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

Three Months Ended March 31, 2021 and 2020

The following table provides a calculation of electric and gas margins (both non-GAAP measures), along with a reconciliation to the most comparable GAAP measure, operating income:

	Three Months Ended March 31,
(In millions)	2021	2020	$ Change
Electric revenues	$100.6	$93.0	$7.6
Fuel for electric generation	(13.2)	(9.7)	(3.5)
Purchased power	(9.4)	(10.5)	1.1
Total Electric Margins	78.0	72.8	5.2

Gas revenues	67.3	56.8	10.5
Cost of gas sold	(37.4)	(30.8)	(6.6)
Total Gas Margins	29.9	26.0	3.9

Other operating revenues	0.1	0.1	-
Other operations and maintenance	(45.7)	(44.4)	(1.3)
Depreciation and amortization	(18.4)	(18.2)	(0.2)
Other general taxes	(4.8)	(4.9)	0.1
Operating Income	$39.1	$31.4	$7.7

Operating income during the three months ended March 31, 2021, compared to the same period in the prior year primarily reflects the effects of the following factors:

• Electric revenues and fuel costs

o Electric revenues increased $7.6 million primarily due to 2020 electric revenues that reflected a reduction in revenues to account for an over-collection of costs in customer rates. See revenue subject to refund discussed in the "Electric Margin" section below.

o A $3.5 million increase in fuel for electric generation reflecting higher internal generation and market costs.

o A $1.1 million decrease in purchased power costs driven by lower market purchases as a result of higher internal generation.

• Gas revenues and cost of gas sold

o A $10.5 million increase in gas revenue driven by higher customer demand resulting from colder weather in the first quarter of 2021 and higher cost of gas, which is recovered on a pass-through basis in revenues.

o A $6.6 million increase in cost of gas sold driven by higher cost per therm of gas. Average cost per therm increased approximately 13%. An increase in volume of approximately 8% also contributed to the increase in cost.

• A $1.3 million increase in other operations and maintenance. See consolidated operations and maintenance expenses section below for a description of the factors contributing to the decrease.

• A $0.2 million increase in depreciation and amortization expense.

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the periods indicated:

	Revenues			Sales (kWh)
(In thousands)	Three Months Ended March 31,			Three Months Ended March 31,
	2021	2020	% Change	2021	2020	% Change
Residential	$36,694	$33,428	9.8%	219,770	202,581	8.5%
Commercial	47,883	47,634	0.5%	414,337	430,118	(3.7)%
Industrial	3,001	2,800	7.2%	39,005	40,418	(3.5)%
Other-retail/municipal	8,170	8,204	(0.4)%	76,356	81,045	(5.8)%
Total retail	95,748	92,066	4.0%	749,468	754,162	(0.6)%
Sales to the market	4,639	482	n.m.%	95,872	23,946	n.m.%
Other revenues	222	442	(49.8)%	-	-	- %
Total	$100,609	$92,990	8.2%	845,340	778,108	8.6%

n.m. not meaningful

Electric margin, a non-GAAP measure, increased $5.2 million during the three months ended March 31, 2021, compared to the same period in 2020, due to the following:

(In millions)
Revenue subject to refund, net	$3.3
Increase in residential volume	1.8
Decreased fuel costs	1.7
Rate changes	0.7
Customer fixed and demand charges	(1.3)
Decrease in commercial, industrial and other volume	(0.8)
Other	(0.2)
Total	$5.2

• Revenue subject to refund. For cost recovery mechanisms, any over-collection of revenues resulting from the amount of costs authorized to be collected from customers in rates exceeding actual costs is recorded as a reduction of revenue in the period incurred, as the over-collection is expected to be refunded to customers in a subsequent period. In the year the over-collection is refunded, rates are reduced and offset as revenue subject to refund. There is no margin impact in the year the costs are refunded.

• Residential volume. During the three months ended March 31, 2021, there was an 8.5% increase in residential sales driven by the COVID-19 pandemic and associated governmental regulations and restrictions on activity. As businesses shifted their workforce to a remote work environment, residential sales increased.

• Fuel costs. Fuel costs decreased during the three months ended March 31, 2021, primarily as a result of lower costs to generate and purchase electricity in the market and lower customer demand.

• Rate changes. MGE's PSCW approved 2020 Fuel Cost Plan resulted in a fuel credit that decreased rates 0.84% in 2020. Rates charged to retail customers during the three months ended March 31, 2021, were $0.7 million higher than those charged during the same period in the prior year as a result of the fuel credit from 2020 ending.

• Customer fixed and demand charges. During the three months ended March 31, 2021, fixed and demand charges decreased $1.3 million primarily attributable to the decrease in demand charges for commercial customers. The COVID-19 pandemic and associated governmental regulations and restrictions on activity impacted commercial business operations leading to reduced sales.

• Commercial, industrial, and other retail volume. During the three months ended March 31, 2021, there was a 3.7% reduction in commercial sales compared to the same period in the prior year driven by impacts from the COVID-19 pandemic and associated governmental regulations and restrictions on activity.

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class for each of the periods indicated:

	Revenues			Therms Delivered
(In thousands, except HDD and average rate per therm of retail customer)	Three Months Ended March 31,			Three Months Ended March 31,
	2021	2020	% Change	2021	2020	% Change
Residential	$39,758	$33,487	18.7%	50,305	46,802	7.5%
Commercial/Industrial	25,507	21,471	18.8%	42,254	39,700	6.4%
Total retail	65,265	54,958	18.8%	92,559	86,502	7.0%
Gas transportation	2,002	1,794	11.6%	23,308	22,519	3.5%
Other revenues	3	93	(96.8)%	-	-	- %
Total	$67,270	$56,845	18.3%	115,867	109,021	6.3%

Heating degree days (normal 3,531)				3,593	3,225	11.4%
Average rate per therm of
retail customer	$0.705	$0.635	11.0%

Gas margin, a non-GAAP measure, increased $3.9 million during the three months ended March 31, 2021, compared to the same period in 2020, due to the following:

(In millions)
Rate changes	$2.9
Increase in volume	0.9
Other	0.3
Revenue subject to refund, net	(0.2)
Total	$3.9

• Rate changes. In December 2020, the PSCW authorized MGE to increase 2021 rates for retail gas customers by approximately 4.0%.

• Volume. For 2021, retail gas deliveries increased 7% compared to the same period in the prior year primarily related to favorable weather conditions in the current year.

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

Consolidated operations and maintenance expenses

During the three months ended March 31, 2021, operations and maintenance expenses increased $1.3 million, compared to the same period in the prior year. The following contributed to the net change:

(In millions)
Increased transmission costs	$1.1
Increased electric production expenses	0.6
Increased electric distribution expenses	0.3
Decreased administrative and general costs	(0.6)
Decreased other costs	(0.1)
Total	$1.3

• Increased transmission costs are related to higher transmission rates in 2021 compared to rates in 2020. Transmission rates in 2020 reflected adjustments from a lower return on equity, ordered in FERC proceedings, for prior year rates.

Consolidated depreciation expense

Electric depreciation expense increased $0.2 million and gas depreciation expense was flat during the three months ended March 31, 2021, compared to the same period in the prior year.

Electric and gas other income

Electric and gas other income decreased $2.4 million and $1.1 million, respectively, during the three months ended March 31, 2021, compared to the same period in the prior year, primarily related to the collection of the deferred pension and other postretirement other than service costs from 2019.

Nonregulated Energy Operations - MGE Energy and MGE

The nonregulated energy operations are conducted through MGE Energy's subsidiaries: MGE Power Elm Road (the Elm Road Units) and MGE Power West Campus (WCCF), which have been formed to own and lease electric generating capacity to assist MGE. During the three months ended March 31, 2021 and 2020, net income at the nonregulated energy operations segment was $5.2 million and $5.1 million, respectively.

Transmission Investment Operations - MGE Energy

The transmission investment segment holds our interest in ATC and ATC Holdco, and its income reflects our equity in the earnings of those investments. ATC Holdco was formed in December 2016 to pursue transmission development opportunities which typically have long development and investment lead times before becoming operational. ATC Holdco's future transmission development activities have been suspended for the near term. During the three months ended March 31, 2021 and 2020, other income at the transmission investment segment was $2.4 million and $2.3 million, respectively. In May 2020, the FERC issued an opinion further refining the methodology for setting the ROE that electric utilities are authorized to earn. See Footnote 3 of the Notes to Consolidated Financial Statements in this Report and "Other Matters" below for additional information concerning ATC and summarized financial information regarding ATC.

Consolidated Income Taxes - MGE Energy and MGE

In 2021, the effective electric tax rate decreased as a result of the return of electric excess deferred taxes related to the 2017 Tax Act not governed by IRS normalization rules in 2021. These costs were recorded as a regulatory liability in the year of remeasurement. See Footnote 4 of the Notes to Consolidated Financial Statements in this Report for the effective tax rate reconciliation.

Noncontrolling Interest, Net of Tax - MGE

Noncontrolling interest, net of tax, reflects the accounting required for MGE Energy's interest in MGE Power Elm Road (the Elm Road Units) and MGE Power West Campus (WCCF). MGE Energy owns 100% of MGE Power Elm Road and MGE Power West Campus. They are not owned by MGE. Due to the contractual agreements for these projects with MGE, the entities are considered VIEs with respect to MGE and their results are consolidated with those of MGE, the primary beneficiary of the VIEs. The following table shows MGE Energy's noncontrolling interest, net of tax, reflected on MGE's consolidated statement of income:

	Three Months Ended
	March 31,
(In millions)	2021	2020
MGE Power Elm Road	$3.7	$3.7
MGE Power West Campus	1.8	1.8

Contractual Obligations and Commercial Commitments - MGE Energy and MGE

There were no material changes, other than from the normal course of business, to MGE Energy's and MGE's contractual obligations (representing cash obligations that are considered to be firm commitments) and commercial commitments (representing commitments triggered by future events) during the three months ended March 31, 2021. Further discussion of the contractual obligations and commercial commitments is included in

Footnote 16 of the Notes to Consolidated Financial Statements and "Contractual Obligations and Commercial Commitments for MGE Energy and MGE" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2020 Annual Report on Form 10-K.

Liquidity and Capital Resources

Subject to the duration and severity of the COVID-19 pandemic, MGE Energy and MGE expect to have adequate liquidity to support future operations and capital expenditures over the next twelve months. Available resources include cash and cash equivalents, operating cash flows, liquid assets, borrowing capacity under revolving credit facilities, and access to equity and debt capital markets. MGE Energy expects to generate funds from both long-term debt financing, short-term debt financing, and if needed, could issue new shares through our Direct Stock Purchase and Dividend Reinvestment Plan. See "Credit Facilities" under Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources in the 2020 Annual Report on Form 10-K and "Liquidity" under "COVID-19 Update" above for information regarding MGE Energy's and MGE's credit facilities.

Cash Flows

The following summarizes cash flows for MGE Energy and MGE during the three months ended March 31, 2021 and 2020:

	MGE Energy		MGE
(In thousands)	2021	2020	2021	2020
Cash provided by (used for):
Operating activities	$43,883	$53,819	$41,981	$53,118
Investing activities	(35,835)	(48,799)	(35,208)	(47,164)
Financing activities	(13,585)	(11,040)	(5,205)	(5,819)

Cash Provided by Operating Activities

MGE Energy

MGE Energy's consolidated net cash provided by operating activities is derived mainly from the electric and gas operations of its principal subsidiary, MGE.

Cash provided by operating activities during the three months ended March 31, 2021, was $43.9 million, a decrease of $9.9 million when compared to the same period in the prior year.

MGE Energy's net income increased $8.9 million during the three months ended March 31, 2021, when compared to the same period in the prior year.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $11.4 million in cash used for operating activities during the three months ended March 31, 2021. Actual purchase gas costs were $13.0 million higher than the amount collected in rates primarily due to the extreme cold weather experienced in the U.S. in February 2021. These costs were deferred as a regulatory asset and will be recovered in a future period. In addition, working capital accounts were impacted by increased accounts receivable and decreased other current liabilities, partially offset by decreased gas inventories and decreased unbilled revenues.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $4.9 million in cash provided by operating activities during the three months ended March 31, 2020, primarily due to decreased gas inventories, decreased unbilled revenues, and increased accounts payable, partially offset by decreased other current liabilities.

Hosted software asset expenditures during the three months ended March 31, 2021 were $1.3 million. This amount represents an increase of $0.9 million of cash used when compared to the prior year.

MGE

Cash provided by operating activities during the three months ended March 31, 2021, was $42.0 million, a decrease of $11.1 million when compared to the same period in the prior year.

Net income increased $9.2 million during the three months ended March 31, 2021, when compared to the same period in the prior year.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $11.3 million in cash used for operating activities during the three months ended March 31, 2021. Actual purchase gas costs were $13.0 million higher than the amount collected in rates primarily due to the extreme cold weather experienced in the U.S. in February 2021. These costs were deferred as a regulatory asset and will be recovered in a future period. In addition, working capital accounts were impacted by increased accounts receivable and decreased other current liabilities, partially offset by decreased gas inventories and decreased unbilled revenues.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $7.1 million in cash provided by operating activities during the three months ended March 31, 2020, primarily due to decreased gas inventories, decreased unbilled revenues, and increased accounts payable, partially offset by increased other current liabilities.

Hosted software asset expenditures during the three months ended March 31, 2021 were $1.3 million. This amount represents an increase of $0.9 million of cash used when compared to the prior year.

Cash Used for Investing Activities

MGE Energy

MGE Energy's cash used for investing activities decreased $13.0 million during the three months ended March 31, 2021, when compared to the same period in the prior year.

Capital expenditures during the three months ended March 31, 2021, were $34.7 million. This amount represents a decrease of $12.0 million from the expenditures made in the same period in the prior year. This decrease primarily reflects the reduction of expenditures on the construction of Badger Hollow I due to timing of expenditures.

Capital contributions to ATC and other investments decreased $1.0 million during the three months ended March 31, 2021, when compared to the same period in the prior year.

MGE

MGE's cash used for investing activities decreased $12.0 million during the three months ended March 31, 2021, when compared to the same period in the prior year.

Capital expenditures during the three months ended March 31, 2021, were $34.7 million. This amount represents a decrease of $12.0 million from the expenditures made in the same period in the prior year. This decrease primarily reflects the reduction of expenditures on the construction of Badger Hollow I due to timing of expenditures.

Cash Used for Financing Activities

MGE Energy

Cash used for MGE Energy's financing activities was $13.6 million for the three months ended March 31, 2021, compared to $11.0 million of cash used for MGE Energy's financing activities for the same period in the prior year.

For the three months ended March 31, 2021, dividends paid were $13.4 million compared to $12.2 million in the prior year. This increase was a result of a higher dividend per share ($0.370 vs. $0.353) and greater number of outstanding shares as a result of the May 2020 issuance of common shares.

During the three months ended March 31, 2021, net short-term debt borrowings were $1.5 million compared to

$3.0 million of net short-term debt borrowings for the three months ended March 31, 2020.

MGE

During the three months ended March 31, 2021, cash used for MGE's financing activities was $5.2 million compared to $5.8 million of cash used for MGE's financing activities for the same period in the prior year.

Distributions to parent from noncontrolling interest, which represent distributions from MGE Power Elm Road and MGE Power West Campus to MGE Energy, were $5.0 million and $7.0 million for the three months ended March 31, 2021 and 2020, respectively.

During the three months ended March 31, 2021, net short-term debt borrowings were $1.5 million compared to $3.0 million of net short-term debt borrowings for the three months ended March 31, 2020.

Capitalization Ratios

MGE Energy's capitalization ratios were as follows:

	MGE Energy
	March 31,2021	December 31, 2020
Common shareholders' equity	63.4%	62.9%
Long-term debt(a)	33.2%	33.7%
Short-term debt	3.4%	3.4%

(a) Includes the current portion of long-term debt.

MGE Energy's and MGE's Capital Requirements

MGE Energy's and MGE's liquidity are primarily affected by their capital expenditure requirements. During the three months ended March 31, 2021, capital expenditures for MGE Energy and MGE totaled $34.7 million, which included $34.2 million of utility capital expenditures.

MGE does not currently expect any material changes resulting from the COVID-19 pandemic and associated governmental regulations to its construction plans as presented in the 2021-2023 capital expenditure forecast included under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources in the 2020 Annual Report on Form 10-K.

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

Environmental Matters

There were no material updates or developments in environmental matters that occurred during the three months ended March 31, 2021. Further discussion of environmental matters is included in the 2020 Annual Report on Form 10-K and Footnote 8.a. of Notes to Consolidated Financial Statements in this Report.

Other Matters

Rate Matters

In May 2021, MGE filed an application with the PSCW requesting a 5.9% increase to electric rates and a 3.0% increase to gas rates for 2022. The proposed electric and gas rate increases are primarily driven by an increase in rate base including our investments in Badger Hollow I and a new customer information system. Also driving the requested electric increase is the completion in 2020 of the one-time return of the electric excess deferred tax credit related to the 2017 Tax Act not restricted by IRS normalization rules. In its application, MGE is proposing to address potential 2023 rate changes through an electric limited rate case re-opener and a 1.65% increase in gas rates. PSCW approval of the application is pending. A final order is expected before the end of the year.

Details related to MGE's 2022/2023 proposed rate case:

(Dollars in thousands)	Proposed Average Rate Base(a)	Proposed Return on Common Equity(b)	Proposed Common Equity Component of Regulatory Capital Structure
Electric (2022 Test Period)	1,048,440	9.8%	55.63%
Gas (2022 Test Period)	300,797	9.8%	55.63%

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

Proposed electric (2023 Test Period) average rate base will be subject to a limited reopener expected to be filed in 2022 and proposed gas (2023 Test Period) average rate base is $317.6 million. MGE has proposed to maintain 2022 levels for return on common stock equity and capital structure for electric and gas rates in 2023.

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

2015 FERC Complaint - In February 2015, several parties filed a complaint with the FERC seeking to reduce the base ROE used by MISO transmission owners, including ATC, to 8.67%. The complaint provided for a statutory refund period of February 2015 through May 2016 with a refund effective date retroactive to the complaint filing date. In June 2016, an administrative law judge issued an initial decision for the complaint that would reduce the transmission owner's base ROE to 9.7%. In November 2019, FERC issued an order dismissing the complaint with the determination that the ROE was reasonable. As a result of this order and the methodology FERC used to determine the applicable ROE in the 2013 FERC complaint, several parties have requested a rehearing by FERC. If FERC denies these requests, the complainants are likely to file an appeal with the appellate court. Any downward change to ATC's ROE could result in lower equity earnings and distributions from ATC in the future.

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

We derived approximately 5.0% and 6.5% of our net income during the three months ended March 31, 2021 and 2020, respectively, from our investment in ATC.

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

The recovery of MGE's electric fuel costs is subject to fuel rules established by the PSCW. Fuel rules require Wisconsin utilities to defer electric fuel-related costs that fall outside a symmetrical cost tolerance band. Any over or under recovery of the actual costs is determined in the following year and is then reflected in future billings to electric retail customers. Under the electric fuel rules, MGE would defer the benefit of lower costs if the actual electric fuel costs fall outside the lower end of the range and is required to defer costs, less any excess revenues, if the actual electric fuel costs exceed the upper end of the range. Excess revenues are defined as revenues in the year in question that provide MGE with a greater return on common equity than authorized by the PSCW in MGE's latest rate order. The range is defined by the PSCW and has been modified throughout the years based on market conditions and other relevant factors. Beginning in 2021, MGE is subject to a plus or minus 1% range. Prior to 2021, the range was set at 2%. MGE assumes the risks and benefits of variances that are within the cost tolerance band. For 2021, $64.1 million in fuel and purchased power costs will be recovered in rates and are subject to this rule and included in MGE's fuel monitoring level rates. See Footnote 9 of the Notes to Consolidated Financial Statements in this Report for additional information.

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

MGE has financial gas and electric commodity contracts to hedge commodity price risk in the gas and electric utility segments. These contracts are primarily comprised of exchange-traded option and future contracts. MGE also holds financial transmission rights (FTRs), which are used to hedge the risk of increased transmission congestion charges. As of March 31, 2021, the fair value of exchange traded derivatives and FTRs exceeded their cost basis by $0.5 million. Under the PGA clause and electric fuel rules, MGE may include the costs and benefits of the aforementioned fuel price risk management tools in the costs of fuel (natural gas or power). Because these costs or benefits are recoverable, the related unrealized loss or gain has been deferred on the consolidated balance sheets as a regulatory asset or liability, respectively.

MGE has also entered into a purchased power agreement that provides MGE with firm capacity and energy that began on June 1, 2012, and ends on May 31, 2022 (the "base term"). The agreement also allows MGE an option to extend the contract after the base term. The agreement is considered a derivative contract and is recognized at its fair value on the consolidated balance sheets. However, the derivative qualifies for regulatory deferral and is recognized with a corresponding regulatory asset or liability depending on whether the fair value is in a loss or gain position. The fair value of the contract as of March 31, 2021, reflected a loss position of $11.6 million.

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

Equity Price Risk - Pension-Related Assets

MGE currently funds its liabilities related to employee benefits through trust funds. These funds, which include investments in debt and equity securities, are managed by various third-party investment managers. Changes in the market value of these investments can have an impact on the future expenses related to these liabilities. The value of employee benefit plan assets has increased by approximately 3% during the three months ended March 31, 2021.

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

Additionally, if a counterparty were to default and MGE were to liquidate all contracts with that entity, MGE's credit loss could include: the loss in value of mark-to-market contracts, the amount owed for settled transactions, and additional payments to settle unrealized losses. As of March 31, 2021, no counterparties had defaulted.

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

Item 4. Controls and Procedures.

During the first quarter of 2021, each registrant's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to that registrant, including its subsidiaries, is accumulated and made known to that registrant's management, including these officers, by other employees of that registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. The evaluations take into account changes in the internal and external operating environments that may impact those controls and procedures. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, MGE Energy does not control or manage certain of its unconsolidated entities and thus, its access and ability to apply its procedures to those entities is more limited than is the case for its consolidated subsidiaries.

As of March 31, 2021, each registrant's principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective. Each registrant intends to strive continually to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

During the quarter ended March 31, 2021, there were no changes in either registrant's internal controls over financial reporting that materially affected, or are reasonably likely to affect materially, that registrant's internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

MGE Energy and MGE

MGE Energy and its subsidiaries, including MGE, from time to time are involved in various legal proceedings that are handled and defended in the ordinary course of business. See Footnote 8.a. and 8.b. of Notes to Consolidated Financial Statements in this Report for more information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Maximum number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs(a)
January 1-31, 2021	8,504	$66.93	-	-
February 1-28, 2021	9,790	65.37	-	-
March 1-31, 2021	43,813	71.53	-	-
Total	62,107	$69.93	-	-

(a) Under the MGE Energy, Inc. Direct Stock Purchase and Dividend Reinvestment Plan (Stock Plan), common stock shares deliverable to plan participants may be either newly issued shares or shares purchased on the open market, as determined from time to time by MGE Energy. During 2021, MGE Energy's transfer agent used open market purchases to provide shares to meet obligations to participants in the Stock Plan. The shares are purchased on the open market through the transfer agent's securities broker-dealer and then are reissued under the Stock Plan as needed to meet share delivery requirements. The volume and timing of share repurchases in the open market depends upon the level of dividend reinvestment and optional share purchases being made from time to time by plan participants. As a result, there is no specified maximum number of shares to be repurchased and no specified termination date for the repurchases. All shares issued through the Stock Plan, whether newly issued or open market purchases, are sold pursuant to a registration statement that was filed with the SEC and is currently effective.

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

MGE ENERGY, INC.

Date: May 6, 2021	/s/ Jeffrey M. Keebler
Jeffrey M. Keebler Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: May 6, 2021	/s/ Jared J. Bushek
Jared J. Bushek Vice President - Finance, Chief Information Officer and Treasurer (Chief Financial Officer)

Date: May 6, 2021	/s/ Tamara J. Johnson
Tamara J. Johnson Vice President - Accounting and Controller (Chief Accounting Officer)

Signatures – Madison Gas and Electric Company

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MADISON GAS AND ELECTRIC

Date: May 6, 2021	/s/ Jeffrey M. Keebler
Jeffrey M. Keebler Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: May 6, 2021	/s/ Jared J. Bushek
Jared J. Bushek Vice President - Finance, Chief Information Officer and Treasurer (Chief Financial Officer)

Date: May 6, 2021	/s/ Tamara J. Johnson
Tamara J. Johnson Vice President - Accounting and Controller (Chief Accounting Officer)