Form 10-Q
period 2021-06-30
MGE ENERGY INC; MADISON GAS & ELECTRIC CO
filed 2021-08-05
CIK 1161728, 61339

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:

June 30, 2021

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
Number of Shares Outstanding of Each Class of Common Stock as of July 31, 2021
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

Consolidated Balance Sheets (unaudited)12

Consolidated Statements of Equity (unaudited)13

MGE Energy, Inc., and Madison Gas and Electric Company14

Notes to Consolidated Financial Statements (unaudited)14

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.33

Item 3. Quantitative and Qualitative Disclosures About Market Risk.50

Item 4. Controls and Procedures.53

PART II. OTHER INFORMATION.54

Item 1. Legal Proceedings.54

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.54

Item 4. Mine Safety Disclosures.54

Item 5. Other Information.54

Item 6. Exhibits.55

Signatures - MGE Energy, Inc.56

Signatures - Madison Gas and Electric Company57

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

ACE RuleAffordable Clean Energy Rule

AFUDCAllowance for Funds Used During Construction

AROAsset retirement obligation

ATCAmerican Transmission Company LLC

ATC HoldcoATC Holdco, LLC

Badger Hollow IBadger Hollow I Solar Farm

Badger Hollow IIBadger Hollow II Solar Farm

BlountBlount Station

BTABest technology available

CACertificate of Authority

CCRCoal Combustion Residual

ColumbiaColumbia Energy Center

cooling degree daysMeasure of the extent to which the average daily temperature is above 65 degrees Fahrenheit, which is considered an indicator of possible increased demand for energy to provide cooling

COVID-19Coronavirus Disease 2019

CPP RuleClean Power Plan Rule

CSAPRCross-State Air Pollution Rule

DthDekatherms, a quantity measure for natural gas

ELGEffluent Limitations Guidelines

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

SIPState Implementation Plan

SO2Sulfur dioxide

Stock PlanDirect Stock Purchase and Dividend Reinvestment Plan of MGE Energy

WCCFWest Campus Cogeneration Facility

WDNRWisconsin Department of Natural Resources

working capitalCurrent assets less current liabilities

WPLWisconsin Power and Light Company, a subsidiary of Alliant Energy Corporation

XBRLeXtensible Business Reporting Language

Item 1. Financial Statements.

MGE Energy, Inc.

Consolidated Statements of Income (unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating Revenues:
Electric revenues	$102,076	$93,961	$202,721	$186,989
Gas revenues	28,654	23,079	95,924	79,924
Total Operating Revenues	130,730	117,040	298,645	266,913

Operating Expenses:
Fuel for electric generation	10,913	8,692	24,084	18,398
Purchased power	10,913	10,856	20,268	21,342
Cost of gas sold	11,504	6,339	48,948	37,137
Other operations and maintenance	50,387	46,224	96,069	90,593
Depreciation and amortization	18,595	18,434	36,977	36,601
Other general taxes	5,025	4,975	9,852	9,882
Total Operating Expenses	107,337	95,520	236,198	213,953
Operating Income	23,393	21,520	62,447	52,960

Other income, net	6,110	6,925	8,188	12,596
Interest expense, net	(5,771)	(5,914)	(11,511)	(11,975)
Income before income taxes	23,732	22,531	59,124	53,581
Income tax provision	(881)	(3,740)	(1,340)	(8,753)
Net Income	$22,851	$18,791	$57,784	$44,828

Earnings Per Share of Common Stock
Basic	$0.63	$0.53	$1.60	$1.28
Diluted	$0.63	$0.53	$1.60	$1.28

Dividends per share of common stock	$0.370	$0.353	$0.740	$0.705

Weighted Average Shares Outstanding
Basic	36,163	35,441	36,163	35,054
Diluted	36,168	35,441	36,170	35,054

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2021	2020
Operating Activities:
Net income	$57,784	$44,828
Items not affecting cash:
Depreciation and amortization	36,977	36,601
Deferred income taxes	114	5,088
Provision for doubtful receivables	775	817
Employee benefit plan cost (credit)	319	(1,875)
Equity earnings in investments	(4,908)	(5,405)
Other items	3,994	(1,006)
Changes in working capital items:
(Increase) decrease in current assets	(4,999)	9,934
Decrease in current liabilities	(15,495)	(8,195)
Dividends from investments	3,900	4,581
Cash contributions to pension and other postretirement plans	(3,087)	(2,943)
Other noncurrent items, net	3,159	3,025
Cash Provided by Operating Activities	78,533	85,450

Investing Activities:
Capital expenditures	(75,667)	(85,217)
Capital contributions to investments	(2,340)	(2,577)
Other	(1)	(899)
Cash Used for Investing Activities	(78,008)	(88,693)

Financing Activities:
Issuance of common stock, net	-	79,635
Cash dividends paid on common stock	(26,761)	(24,968)
Repayments of long-term debt	(2,371)	(21,616)
Issuance of long-term debt	40,000	19,300
Net repayments of short-term debt	(21,500)	-
Other	(1,338)	(1,030)
Cash (Used for) Provided by Financing Activities	(11,970)	51,321

Change in cash, cash equivalents, and restricted cash	(11,445)	48,078
Cash, cash equivalents, and restricted cash at beginning of period	47,039	25,814
Cash, cash equivalents, and restricted cash at end of period	$35,594	$73,892

Supplemental disclosures of cash flow information:
Significant noncash investing activities:
Accrued capital expenditures	$12,426	$15,762

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Balance Sheets (unaudited)

(In thousands)

	June 30,	December 31,
ASSETS	2021	2020
Current Assets:
Cash and cash equivalents	$34,025	$44,738
Accounts receivable, less reserves of $4,809 and $5,787, respectively	37,483	41,384
Other accounts receivable, less reserves of $1,282 and $1,290, respectively	8,733	7,300
Unbilled revenues	25,735	27,511
Materials and supplies, at average cost	31,902	32,513
Fuel for electric generation, at average cost	6,224	6,356
Stored natural gas, at average cost	7,935	8,396
Prepaid taxes	15,087	15,179
Regulatory assets - current	13,842	14,748
Other current assets	10,427	11,394
Total Current Assets	191,393	209,519
Other long-term receivables	1,268	1,435
Regulatory assets	135,964	142,504
Pension benefit asset	21,690	13,873
Other deferred assets and other	27,268	22,259
Property, Plant, and Equipment:
Property, plant, and equipment, net	1,669,843	1,630,286
Construction work in progress	157,477	139,099
Total Property, Plant, and Equipment	1,827,320	1,769,385
Investments	97,182	94,676
Total Assets	$2,302,085	$2,253,651

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$4,829	$4,771
Short-term debt	31,000	52,500
Accounts payable	46,625	54,642
Accrued interest and taxes	8,658	8,539
Accrued payroll related items	11,452	12,635
Regulatory liabilities - current	27,476	41,664
Derivative liabilities	6,650	10,160
Other current liabilities	8,999	6,015
Total Current Liabilities	145,689	190,926
Other Credits:
Deferred income taxes	235,645	231,471
Investment tax credit - deferred	29,792	21,821
Regulatory liabilities	146,400	142,239
Accrued pension and other postretirement benefits	77,881	78,168
Derivative liabilities	-	3,980
Finance lease liabilities	17,519	17,532
Other deferred liabilities and other	85,427	72,211
Total Other Credits	592,664	567,422
Capitalization:
Common shareholders' equity	1,007,301	976,000
Long-term debt	556,431	519,303
Total Capitalization	1,563,732	1,495,303
Commitments and contingencies (see Footnote 8)
Total Liabilities and Capitalization	$2,302,085	$2,253,651

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Common Equity (unaudited)

(In thousands, except per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income/(Loss)	Total
Three Months Ended June 30, 2020
Beginning Balance	34,668	$34,668	$316,268	$518,556	$-	$869,492
Net income				18,791		18,791
Common stock dividends declared
($0.353 per share)				(12,747)		(12,747)
Common stock issued, net	1,495	1,495	78,140			79,635
Ending Balance - June 30, 2020	36,163	$36,163	$394,408	$524,600	$-	$955,171

Three Months Ended June 30, 2021
Beginning Balance	36,163	$36,163	$394,566	$566,982	$-	$997,711
Net income				22,851		22,851
Common stock dividends declared
($0.3700 per share)				(13,381)		(13,381)
Equity-based compensation plans and other			120			120
Ending Balance - June 30, 2021	36,163	$36,163	$394,686	$576,452	$-	$1,007,301

Six Months Ended June 30, 2020
Beginning Balance	34,668	$34,668	$316,268	$504,740	$-	$855,676
Net income				44,828		44,828
Common stock dividends declared
($0.705 per share)				(24,968)		(24,968)
Common stock issued, net	1,495	1,495	78,140			79,635
Ending Balance - June 30, 2020	36,163	$36,163	$394,408	$524,600	$-	$955,171

Six Months Ended June 30, 2021
Beginning Balance	36,163	$36,163	$394,408	$545,429	$-	$976,000
Net income				57,784		57,784
Common stock dividends declared
($0.7400 per share)				(26,761)		(26,761)
Equity-based compensation plans and other			278			278
Ending Balance - June 30, 2021	36,163	$36,163	$394,686	$576,452	$-	$1,007,301

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Income (unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating Revenues:
Electric revenues	$102,076	$93,961	$202,721	$186,989
Gas revenues	28,654	23,079	95,924	79,924
Total Operating Revenues	130,730	117,040	298,645	266,913

Operating Expenses:
Fuel for electric generation	10,913	8,692	24,084	18,398
Purchased power	10,913	10,856	20,268	21,342
Cost of gas sold	11,504	6,339	48,948	37,137
Other operations and maintenance	50,125	45,893	95,663	90,043
Depreciation and amortization	18,595	18,434	36,977	36,601
Other general taxes	5,025	4,975	9,852	9,882
Total Operating Expenses	107,075	95,189	235,792	213,403
Operating Income	23,655	21,851	62,853	53,510

Other income, net	3,173	3,531	3,069	6,911
Interest expense, net	(5,781)	(5,935)	(11,534)	(12,046)
Income before income taxes	21,047	19,447	54,388	48,375
Income tax provision	(293)	(3,046)	140	(7,417)
Net Income	$20,754	$16,401	$54,528	$40,958
Less: Net Income Attributable to Noncontrolling
Interest, net of tax	(5,627)	(5,768)	(11,128)	(11,261)
Net Income Attributable to MGE	$15,127	$10,633	$43,400	$29,697

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2021	2020
Operating Activities:
Net income	$54,528	$40,958
Items not affecting cash:
Depreciation and amortization	36,977	36,601
Deferred income taxes	132	4,034
Provision for doubtful receivables	775	817
Employee benefit plan cost (credit)	319	(1,875)
Other items	4,892	(380)
Changes in working capital items:
(Increase) decrease in current assets	(12,170)	7,460
Decrease in current liabilities	(13,873)	(4,439)
Cash contributions to pension and other postretirement plans	(3,087)	(2,943)
Other noncurrent items, net	2,653	2,412
Cash Provided by Operating Activities	71,146	82,645

Investing Activities:
Capital expenditures	(75,667)	(85,217)
Other	(955)	(890)
Cash Used for Investing Activities	(76,622)	(86,107)

Financing Activities:
Distributions to parent from noncontrolling interest	(7,500)	(8,500)
Capital contribution from parent	-	30,000
Repayments of long-term debt	(2,371)	(21,616)
Issuance of long-term debt	40,000	19,300
Net repayments of short-term debt	(21,500)	-
Other	(1,338)	(999)
Cash Provided by Financing Activities	7,291	18,185

Change in cash, cash equivalents, and restricted cash	1,815	14,723
Cash, cash equivalents, and restricted cash at beginning of period	6,404	5,529
Cash, cash equivalents, and restricted cash at end of period	$8,219	$20,252

Supplemental disclosures of cash flow information:
Significant noncash investing activities:
Accrued capital expenditures	$12,426	$15,762

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Balance Sheets (unaudited)

(In thousands)

	June 30,	December 31,
ASSETS	2021	2020
Current Assets:
Cash and cash equivalents	$6,650	$4,103
Accounts receivable, less reserves of $4,809 and $5,787, respectively	37,483	41,384
Affiliate receivables	6,302	532
Other accounts receivable, less reserves of $1,282 and $1,290, respectively	8,731	7,295
Unbilled revenues	25,735	27,511
Materials and supplies, at average cost	31,902	32,513
Fuel for electric generation, at average cost	6,224	6,356
Stored natural gas, at average cost	7,935	8,396
Prepaid taxes	16,154	14,848
Regulatory assets - current	13,842	14,748
Other current assets	10,359	11,326
Total Current Assets	171,317	169,012
Affiliate receivable long-term	1,853	2,118
Regulatory assets	135,964	142,504
Pension benefit asset	21,690	13,873
Other deferred assets and other	27,542	22,448
Property, Plant, and Equipment:
Property, plant, and equipment, net	1,669,871	1,630,314
Construction work in progress	157,477	139,099
Total Property, Plant, and Equipment	1,827,348	1,769,413
Investments	356	603
Total Assets	$2,186,070	$2,119,971

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$4,829	$4,771
Short-term debt	31,000	52,500
Accounts payable	46,607	54,576
Accrued interest and taxes	9,232	10,405
Accrued payroll related items	11,452	12,635
Regulatory liabilities - current	27,476	41,664
Derivative liabilities	6,650	10,160
Other current liabilities	11,892	6,042
Total Current Liabilities	149,138	192,753
Other Credits:
Deferred income taxes	204,582	200,390
Investment tax credit - deferred	29,792	21,821
Regulatory liabilities	146,400	142,239
Accrued pension and other postretirement benefits	77,881	78,168
Derivative liabilities	-	3,980
Finance lease liabilities	17,519	17,532
Other deferred liabilities and other	85,687	72,173
Total Other Credits	561,861	536,303
Capitalization:
Common shareholder's equity	773,816	730,416
Noncontrolling interest	144,824	141,196
Total Equity	918,640	871,612
Long-term debt	556,431	519,303
Total Capitalization	1,475,071	1,390,915
Commitments and contingencies (see Footnote 8)
Total Liabilities and Capitalization	$2,186,070	$2,119,971

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Equity (unaudited)

(In thousands)

					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling
	Shares	Value	Capital	Earnings	Income/(Loss)	Interest	Total
Three Months Ended June 30, 2020
Beginning balance	17,348	$17,348	$222,917	$416,085	$-	$138,796	$795,146
Net income				10,633		5,768	16,401
Capital contributions from parent			30,000				30,000
Distributions to parent from
noncontrolling interest						(1,500)	(1,500)
Ending Balance - June 30, 2020	17,348	$17,348	$252,917	$426,718	$-	$143,064	$840,047

Three Months Ended June 30, 2021
Beginning balance	17,348	$17,348	$252,917	$488,424	$-	$141,697	$900,386
Net income				15,127		5,627	20,754
Distributions to parent from
noncontrolling interest						(2,500)	(2,500)
Ending Balance - June 30, 2021	17,348	$17,348	$252,917	$503,551	$-	$144,824	$918,640

Six Months Ended June 30, 2020
Beginning balance	17,348	$17,348	$222,917	$397,021	$-	$140,303	$777,589
Net income				29,697		11,261	40,958
Capital contributions from parent			30,000				30,000
Distributions to parent from
noncontrolling interest						(8,500)	(8,500)
Ending Balance - June 30, 2020	17,348	$17,348	$252,917	$426,718	$-	$143,064	$840,047

Six Months Ended June 30, 2021
Beginning balance	17,348	$17,348	$252,917	$460,151	$-	$141,196	$871,612
Net income				43,400		11,128	54,528
Distributions to parent from
noncontrolling interest						(7,500)	(7,500)
Ending Balance - June 30, 2021	17,348	$17,348	$252,917	$503,551	$-	$144,824	$918,640

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc., and Madison Gas and Electric Company

Notes to Consolidated Financial Statements (unaudited)

June 30, 2021

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

The accompanying consolidated financial statements as of June 30, 2021, and during the three and six months ended, are unaudited but include all adjustments that MGE Energy and MGE management consider necessary for a fair statement of their respective financial statements. All adjustments are of a normal, recurring nature except as otherwise disclosed. The year-end consolidated balance sheet information was derived from the audited balance sheet appearing in the 2020 Annual Report on Form 10-K but does not include all disclosures required by accounting principles generally accepted in the United States of America. These notes should be read in conjunction with the financial statements and the notes on pages 62 through 115 of the 2020 Annual Report on Form 10-K.

b.Cash, Cash Equivalents, and Restricted Cash.

The following table presents the components of total cash, cash equivalents, and restricted cash on the consolidated balance sheets.

	MGE Energy		MGE
	June 30,	December 31,	June 30,	December 31,
(In thousands)	2021	2020	2021	2020
Cash and cash equivalents	$34,025	$44,738	$6,650	$4,103
Restricted cash	1,019	644	1,019	644
Receivable - margin account	550	1,657	550	1,657
Cash, cash equivalents, and restricted cash	$35,594	$47,039	$8,219	$6,404

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

c.Property, Plant, and Equipment.

Columbia.

An asset that will be retired in the near future and substantially in advance of its previously expected retirement date is subject to abandonment accounting. In the second quarter of 2021, the operator of Columbia received approval from MISO to retire Columbia Units 1 and 2. The co-owners intend to retire Unit 1 by the end of 2023 and Unit 2 by the end of 2024. Final timing and retirement dates for Units 1 and 2 are subject to PSCW and regional reviews, including identification and approval of energy and capacity resources to replace Columbia. As of June 30, 2021, early retirement of Columbia was probable. The net book value of our ownership share of this generating unit was $164.9 million as of June 30, 2021. This amount was classified as plant to be retired within "Property, plant, and equipment, net" on the consolidated balance sheets. Assets for Columbia Unit 1 and Unit 2 are currently included in rate base, and MGE continues to depreciate them on a straight-line basis using the composite depreciation rates approved by the PSCW that included retirement dates of 2029 for Unit 1 and 2038 for Unit 2. If it becomes probable that regulators will disallow full recovery or a return on the remaining net book value of a generating unit that is either abandoned or probable of being abandoned, an impairment loss would be required. An impairment loss would be recorded for the difference of the remaining net book value of the generating unit that is greater than the present value of the amount expected to be recovered from ratepayers. No impairment was recorded as of June 30, 2021.

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

MGE Transco and MGEE Transco have accounted for their investments in ATC and ATC Holdco, respectively, under the equity method of accounting. Equity earnings from investments are recorded as "Other income" on the consolidated statements of income of MGE Energy. MGE Transco recorded the following amounts related to its investment in ATC:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020
Equity earnings from investment in ATC	$2,413	$3,139	$4,833	$5,405
Dividends from investments	1,933	1,880	3,900	4,271
Capital contributions to ATC	-	355	-	533

ATC Holdco was formed in December 2016. ATC Holdco's transmission development activities have been suspended for the near term.

ATC's summarized financial data is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020
Operating revenues	$185,900	$203,071	$374,594	$389,872
Operating expenses	(92,384)	(97,511)	(187,488)	(192,722)
Other income, net	663	906	1,041	1,281
Interest expense, net	(28,792)	(26,258)	(57,663)	(55,146)
Earnings before members' income taxes	$65,387	$80,208	$130,484	$143,285

MGE receives transmission and other related services from ATC. During the three and six months ended June 30, 2021, MGE recorded $8.0 million and $16.0 million, respectively, for transmission services received compared to $7.6 million and $15.3 million for the comparable periods in 2020. MGE also provides a variety of operational, maintenance, and project management work for ATC, which is reimbursed by ATC. As of June 30, 2021, and December 31, 2020, MGE had a receivable due from ATC of $3.1 million and $2.6 million, respectively. The receivable is primarily related to Badger Hollow I and II. MGE is reimbursed for these costs after the new generation assets are placed into service.

4.

Taxes - MGE Energy and MGE.

Effective Tax Rate.

The consolidated income tax provision differs from the amount computed by applying the statutory federal income tax rate to income before income taxes, as follows:

	MGE Energy		MGE
Three Months Ended June 30,	2021	2020	2021	2020
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	6.2	6.3	6.2	6.2
Amortized investment tax credits	(1.3)	(0.1)	(1.5)	(0.1)
Credit for electricity from wind energy	(6.3)	(6.7)	(6.8)	(7.3)
AFUDC equity, net	(1.5)	(1.4)	(1.7)	(1.5)
Amortization of utility excess deferred tax - tax reform(a)	(14.5)	(2.6)	(15.9)	(2.7)
Other, net, individually insignificant	0.1	0.1	0.1	0.1
Effective income tax rate	3.7%	16.6%	1.4%	15.7%

	MGE Energy		MGE
Six Months Ended June 30,	2021	2020	2021	2020
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	6.2	6.3	6.2	6.2
Amortized investment tax credits	(1.5)	(0.1)	(1.6)	(0.1)
Credit for electricity from wind energy	(6.8)	(6.8)	(7.4)	(7.4)
AFUDC equity, net	(0.9)	(1.5)	(1.1)	(1.6)
Amortization of utility excess deferred tax - tax reform(a)	(15.8)	(2.6)	(17.4)	(2.8)
Other, net, individually insignificant	0.1	-	-	-
Effective income tax rate	2.3%	16.3%	(0.3)%	15.3%

(a)Included are impacts of the 2017 Tax Act for the regulated utility for excess deferred taxes recognized using a normalization method of accounting in recognition of IRS rules that restrict the rate at which the excess deferred taxes may be returned to utility customers. For the three months ended June 30, 2021 and 2020, MGE recognized $0.7 million. For the six months ended June 30, 2021 and 2020, MGE recognized $1.3 million. Included in the 2021 rate settlement was a one-time return to customers of the electric portion of excess deferred taxes related to the 2017 Tax Act not restricted by IRS normalization rules. For the three and six months ended June 30, 2021, MGE recognized $3.3 million and $6.6 million, respectively.

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

The following table presents the components of net periodic benefit costs recognized.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020
Pension Benefits
Components of net periodic benefit cost:
Service cost	$1,442	$1,332	$2,864	$2,648
Interest cost	2,288	3,082	4,560	6,105
Expected return on assets	(7,368)	(6,804)	(14,743)	(13,615)
Amortization of:
Prior service credit	(31)	(31)	(62)	(62)
Actuarial loss	1,743	1,392	3,323	2,678
Net periodic benefit (credit) cost	$(1,926)	$(1,029)	$(4,058)	$(2,246)

Postretirement Benefits
Components of net periodic benefit cost:
Service cost	$373	$321	$724	$632
Interest cost	390	566	774	1,139
Expected return on assets	(821)	(787)	(1,638)	(1,577)
Amortization of:
Transition obligation	1	1	1	1
Prior service credit	(380)	(667)	(759)	(1,334)
Actuarial loss	138	40	247	110
Net periodic benefit (credit) cost	$(299)	$(526)	$(651)	$(1,029)

As approved by the PSCW, MGE is allowed to defer differences between actual employee benefit plan costs and costs reflected in current rates. The deferred costs may be recovered or refunded in MGE's next rate filing. During the three and six months ended June 30, 2021, MGE recovered approximately $0.2 million and $3.6 million of pension and other postretirement costs, respectively, compared to approximately $0.2 million and $0.6 million for the comparable periods in 2020. The recovery of these costs reduced the amount previously deferred and has not been reflected in the table above.

During the three and six months ended June 30, 2021, MGE deferred $2.6 million of savings from 2021 employee benefit plan costs and recorded as a regulatory liability. The deferred savings has not been reflected in the table above.

6.

Equity and Financing Arrangements.

a.Common Stock - MGE Energy.

MGE Energy sells shares of its common stock through its Direct Stock Purchase and Dividend Reinvestment Plan (the Stock Plan). Those shares may be newly issued shares or shares that are purchased in the open market by an independent agent for participants in the Stock Plan. All sales under the Stock Plan are covered by a shelf registration statement that MGE Energy filed with the SEC. During the three and six months ended June 30, 2021 and 2020, MGE Energy issued no new shares of common stock under the Stock Plan.

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

b.Dilutive Shares Calculation - MGE Energy.

As of June 30, 2021, 6,372 shares were included in the calculation of diluted earnings per share related to nonvested equity awards. See Footnote 7 for additional information on shared-based compensation awards.

c.Long-term Debt - MGE Energy and MGE.

In May 2021, MGE entered into a private placement Note Purchase Agreement in which it committed to issue $60 million of new long-term debt (Series A), carrying an interest rate of 2.48% per annum over its 10-year life, and $40 million of new long-term debt (Series B), carrying an interest rate of 2.63% per annum over its 12-year life. Funding occurred on June 15, 2021, for Series B and funding for Series A is expected to occur in August 2021. The proceeds of the debt financing will be used to assist with capital expenditures and other corporate obligations. The covenants of this debt are substantially consistent with MGE's existing unsecured long-term debt.

7.

Share-Based Compensation - MGE Energy and MGE.

During the three and six months ended June 30, 2021, MGE recorded $0.6 million and $1.3 million, respectively, in compensation expense related to share-based compensation awards under the 2006 Performance Unit Plan, the 2020 Performance Unit Plan, the 2013 Director Incentive Plan, and the 2021 Long-Term Incentive Plan (2021 Plan) compared to $0.8 million and $0.1 million for the comparable periods in 2020.

In January 2021, cash payments of $1.9 million were distributed related to awards that were granted in 2018, for the 2013 Director Incentive Plan, and in 2016, for the 2006 Performance Unit Plan.

In February 2021, MGE issued 10,187 performance units and 16,267 restricted stock units under the 2021 Plan to eligible employees and non-employee directors.

MGE recognizes stock-based compensation expense on a straight-line basis over the requisite service period. Awards classified as equity awards are measured based on their grant-date fair value. Awards classified as liability awards are recorded at fair value each reporting period. The performance units can be paid out in either cash, shares of common stock or a combination of cash and stock and are classified as a liability award. The restricted stock units will be paid out in shares of common stock, and therefore are classified as equity awards.

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

In July 2021, the PSCW approved a Certificate of Authority (CA) application filed by MGE and the other owners of Columbia. The CA application commits to close Columbia's wet pond system to comply with the Coal Combustions Residuals (CCR) Rule as described in further detail in the CCR section below. By committing to close the wet pond system, Columbia will be in compliance with ELG requirements.

The Elm Road Units must satisfy the rule's requirements no later than December 31, 2023, as determined by the permitting authority. The operator of the Elm Road Units has been evaluating the rule impacts and has conducted an analysis of compliance obligations, pollution prevention technologies, and their associated costs. In February 2021, MGE and the other co-owners of the Elm Road Units filed a CA application with the PSCW. If approved, MGE's share of the estimated costs to comply with the rule is estimated to be approximately $4 million. Subject to approval from the PSCW, construction is expected to begin in 2022.

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

•The EPA's rule to regulate ambient levels of ozone through the 2015 Ozone National Ambient Air Quality Standards (NAAQS).

In May 2021, the EPA published a final rule that expands several nonattainment areas in Wisconsin to include all of Milwaukee County where MGE's Elm Road Units are located. The Wisconsin Department of Natural Resources (WDNR) will need to develop a State Implementation Plan (SIP) for the area, which will likely result in more stringent requirements for both new development and existing plants in the area. MGE will monitor the WDNR's SIP development and the extent to which the requirements will impact the Elm Road Units. At this time, MGE does not expect that the 2015 Ozone NAAQS will have a material effect on its existing plants based on final designations.

•Rules regulating nitrogen oxide (NOx) and sulfur dioxide (SO2) emissions, including the Cross State Air Pollution Rule (CSAPR) and Clean Air Visibility Rule.

The EPA's CSAPR and its progeny are a suite of interstate air pollution transport rules designed to reduce ozone and fine particulate (PM2.5) air levels in areas that the EPA has determined as being significantly impacted by pollution from upwind states. In September 2019, the D.C. Circuit remanded the rule to the EPA holding that the rule improperly provided only a partial remedy for addressing interstate transport of pollutants from upwind to downwind states. In March 2021, the EPA addressed the remand by finalizing its revised CSAPR Update Rule. The revised rule does not require further emission reductions from Wisconsin stationary sources beyond those under the original CSAPR. MGE has met its current CSAPR obligations through a combination of reduced emissions through pollution control (e.g., SCR installation at Columbia), and owned, received, and purchased allowances. MGE expects to meet ongoing CSAPR obligations for the foreseeable future. MGE will continue to monitor legal developments and any future updates to this rule.

•The EPA's Coal Combustion Residuals Rule (CCR), which regulates as a solid waste coal ash from burning coal for the purpose of generating electricity and defines what ash use activities would be considered generally exempt beneficial reuse of coal ash. The CCR rule also regulates landfills, ash ponds, and other surface impoundments used for coal combustion residuals by regulating their design, location, monitoring, and operation. In August 2020, the EPA revised the CCR rule to require owners or operators of coal-fired power plants to stop transporting CCR and non-CCR wastewater to unlined surface impoundments. In addition, regulated entities must initiate impoundment closure as soon as feasible and in no event later than April 2021, unless the EPA grants an extension. Columbia requested an extension to comply by October 2022. The EPA has not formally approved the extension. The reviews have been put on hold pending an overall review of rules promulgated in the final year of the previous administration. The Columbia owners anticipate that the EPA will approve the extension request. However, we will not know the extension request outcome with any certainty until the EPA completes their rules review.

Review of the Elm Road Units has indicated that the costs to comply with this rule are not expected to be significant. Columbia's operator has completed a review of its system and has developed a compliance plan. In July 2021, the PSCW approved a CA application filed by MGE and the other owners of Columbia to install technology required to cease bottom ash transport water discharges rather than extend the longevity of the ash ponds. MGE's share of the estimated costs of the project will be approximately $4 million. Construction is expected to be completed by the end of 2022.

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

c.Purchase Contracts - MGE Energy and MGE.

MGE Energy and MGE have entered into various commodity supply, transportation, and storage contracts to meet their obligations to deliver electricity and natural gas to customers. Management expects to recover these costs in future customer rates. The following table shows future commitments related to purchase contracts as of June 30, 2021:

(In thousands)	2021	2022	2023	2024	2025	Thereafter
Coal(a)	$8,618	$7,151	$4,537	$1,638	$-	$-
Natural gas
Transportation and storage(b)	10,226	22,487	23,102	23,102	23,102	17,223
Supply(c)	11,384	12,546	-	-	-	-
	$30,228	$42,184	$27,639	$24,740	$23,102	$17,223

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

9.

Rate Matters - MGE Energy and MGE.

a.Rate Proceedings.

In May 2021, MGE filed an application with the PSCW requesting a 5.9% increase to electric rates and a 3.0% increase to gas rates for 2022. The proposed electric and gas rate increases are primarily driven by an increase in rate base including our investments in Badger Hollow I and a new customer information system. Also driving the requested electric increase is the completion of the one-time return of the electric excess deferred tax credit related to the 2017 Tax Act not restricted by IRS normalization rules. In its application, MGE is proposing to address potential 2023 rate changes through an electric limited rate case re-opener and a 1.65% increase in gas rates. The proposed return on common stock equity for 2022 is 9.8% based on a proposed capital structure consisting of 55.6% common equity in 2022. PSCW approval of the application is pending. A final order is expected before the end of the year.

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

As of December 31, 2020, MGE had deferred $3.2 million of 2020 fuel-related savings. The PSCW's annual review of 2020 fuel costs was completed in June 2021. There was no change to the refund in the fuel rules proceedings from the amount MGE deferred in the previous year. In July 2021, the PSCW issued a decision in the 2020 fuel rules proceedings requiring MGE to refund additional fuel savings incurred plus accrued interest to its retail electric customers over a one-month period. The fuel savings are expected to be returned by the end of 2021.

As of June 30, 2021, MGE had no deferred 2021 fuel savings or costs.

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

b.Notional Amounts.

The gross notional volume of open derivatives is as follows:

	June 30, 2021		December 31, 2020
Commodity derivative contracts	285,120	MWh	259,080	MWh
Commodity derivative contracts	5,780,000	Dth	6,030,000	Dth
FTRs	4,541	MW	2,869	MW
PPA	550	MW	850	MW

c.Financial Statement Presentation.

MGE purchases and sells exchange-traded and over-the-counter options, swaps, and future contracts. These arrangements are primarily entered into to help stabilize the price risk associated with gas or power purchases. These transactions are employed by both MGE's gas and electric segments. Additionally, as a result of the firm transmission agreements that MGE holds on electricity transmission paths in the MISO market, MGE holds financial transmission rights (FTRs). An FTR is a financial instrument that entitles the holder to a stream of revenues or charges based on the differences in hourly day-ahead energy prices between two points on the transmission grid. The fair values of these instruments are offset with a corresponding regulatory asset/liability depending on whether they are in a net loss/gain position. Depending on the nature of the instrument, the gain or loss associated with these transactions will be reflected as cost of gas sold, fuel for electric generation, or purchased power expense in the delivery month applicable to the instrument. As of June 30, 2021, and December 31, 2020, the fair value of exchange traded derivatives and FTRs exceeded their cost basis by $4.1 million and $0.2 million, respectively.

MGE is a party to a purchased power agreement that provides MGE with firm capacity and energy during a base term from June 1, 2012, through May 31, 2022. The agreement also allows MGE an option to extend the contract after the base term. The agreement is accounted for as a derivative contract and is recognized at its fair value on the consolidated balance sheets. However, the derivative qualifies for regulatory deferral and is recognized with a corresponding regulatory asset or liability depending on whether the fair value is in a loss or gain position. The fair value of the contract as of June 30, 2021, and December 31, 2020, reflected a loss position of $6.7 million and $14.1 million, respectively. The actual cost will be recognized in purchased power expense in the month of purchase.

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

	Derivative	Derivative
(In thousands)	Assets	Liabilities	Balance Sheet Location
June 30, 2021
Commodity derivative contracts(a)	$3,549	$184	Other current assets
Commodity derivative contracts(a)	312	6	Other deferred charges
FTRs	398	-	Other current assets
PPA	N/A	6,650	Derivative liability (current)
PPA	N/A	-	Derivative liability (long-term)

December 31, 2020
Commodity derivative contracts(b)	$617	$593	Other current assets
Commodity derivative contracts(b)	189	39	Other deferred charges
FTRs	-	23	Other current liabilities
PPA	N/A	10,160	Derivative liability (current)
PPA	N/A	3,980	Derivative liability (long-term)

(a)As of June 30, 2021, collateral of $2.9 million was posted against derivative positions owed to counterparties under a master netting agreement on the consolidated balance sheet.

(b) No collateral was posted against derivative positions as of December 31, 2020.

The following tables show the effect of netting arrangements for recognized derivative assets and liabilities that are subject to a master netting arrangement or similar arrangement on the consolidated balance sheets.

Offsetting of Derivative Assets
(In thousands)	Gross Amounts	Gross Amounts Offset in Balance Sheets	Collateral Posted Against Derivative Positions	Net Amount Presented in Balance Sheets
June 30, 2021
Commodity derivative contracts	$3,861	$(190)	$(2,913)	$758
FTRs	398	-	-	398

December 31, 2020
Commodity derivative contracts	$806	$(632)	$-	$174

Offsetting of Derivative Liabilities
(In thousands)	Gross Amounts	Gross Amounts Offset in Balance Sheets	Collateral Posted Against Derivative Positions	Net Amount Presented in Balance Sheets
June 30, 2021
Commodity derivative contracts	$190	$(190)	$-	$-
PPA	6,650	-	-	6,650

December 31, 2020
Commodity derivative contracts	$632	$(632)	$-	$-
FTRs	23	-	-	23
PPA	14,140	-	-	14,140

The following tables summarize the unrealized and realized gains/losses related to the derivative instruments on the consolidated balance sheets and the consolidated statements of income.

	2021		2020
(In thousands)	Current and Long-Term Regulatory Asset	Other Current Assets	Current and Long-Term Regulatory Asset	Other Current Assets
Three Months Ended June 30:
Balance as of April 1,	$11,059	$173	$25,327	$430
Unrealized gain	(8,049)	-	(2,648)	-
Realized (loss) gain reclassified to a deferred account	(366)	366	(729)	729
Realized (loss) gain reclassified to income statement	(63)	(19)	(1,550)	(219)
Balance as of June 30,	$2,581	$520	$20,400	$940

Six Months Ended June 30:
Balance as of January 1,	$13,989	$1,162	$26,875	$1,100
Unrealized gain	(11,637)	-	(3,337)	-
Realized (loss) gain reclassified to a deferred account	(416)	416	(1,792)	1,792
Realized (loss) gain reclassified to income statement	645	(1,058)	(1,346)	(1,952)
Balance as of June 30,	$2,581	$520	$20,400	$940

	Realized Losses (Gains)
	2021		2020
(In thousands)	Fuel for Electric Generation/ Purchased Power	Cost of Gas Sold	Fuel for Electric Generation/ Purchased Power	Cost of Gas Sold
Three Months Ended June 30:
Commodity derivative contracts	$(326)	$33	$943	$47
FTRs	(55)	-	(41)	-
PPA	430	-	820	-

Six Months Ended June 30:
Commodity derivative contracts	$(521)	$1,055	$1,623	$1,654
FTRs	(311)	-	(106)	-
PPA	190	-	127	-

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

The PPA has a provision that may require MGE to post collateral if MGE's debt rating falls below investment grade (i.e., below BBB-). The amount of collateral that it may be required to post varies from $20.0 million to $40.0 million, depending on MGE's nominated capacity amount. As of June 30, 2021, no collateral was required to be, or had been, posted. Certain counterparties extend MGE a credit limit. If MGE exceeds these limits, the counterparties may require collateral to be posted. As of June 30, 2021, and December 31, 2020, no counterparties were in a net liability position.

Nonperformance of counterparties to the non-exchange traded derivatives could expose MGE to credit loss. However, MGE enters into transactions only with companies that meet or exceed strict credit guidelines, and it monitors these counterparties on an ongoing basis to mitigate nonperformance risk in its portfolio. As of June 30, 2021, no counterparties had defaulted.

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

	June 30, 2021		December 31, 2020
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
MGE Energy
Assets:
Cash and cash equivalents	$34,025	$34,025	$44,738	$44,738
Liabilities:
Short-term debt - commercial paper	31,000	31,000	52,500	52,500
Long-term debt(a)	565,849	665,034	528,220	639,271

MGE
Assets:
Cash and cash equivalents	$6,650	$6,650	$4,103	$4,103
Liabilities:
Short-term debt - commercial paper	31,000	31,000	52,500	52,500
Long-term debt(a)	565,849	665,034	528,220	639,271

(a) Includes long-term debt due within one year. Excludes debt issuance costs and unamortized discount of $4.6 million and $4.1 million as of June 30, 2021, and December 31, 2020, respectively.

b.Recurring Fair Value Measurements.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis.

	Fair Value as of June 30, 2021
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Derivatives, net(b)	$4,259	$2,123	$-	$2,136
Exchange-traded investments	1,335	1,335	-	-
Total Assets	$5,594	$3,458	$-	$2,136
Liabilities:
Derivatives, net	$6,840	$171	$-	$6,669
Deferred compensation	3,618	-	3,618	-
Total Liabilities	$10,458	$171	$3,618	$6,669

MGE
Assets:
Derivatives, net(b)	$4,259	$2,123	$-	$2,136
Exchange-traded investments	356	356	-	-
Total Assets	$4,615	$2,479	$-	$2,136
Liabilities:
Derivatives, net	$6,840	$171	$-	$6,669
Deferred compensation	3,618	-	3,618	-
Total Liabilities	$10,458	$171	$3,618	$6,669

	Fair Value as of December 31, 2020
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Derivatives, net(b)	$806	$436	$-	$370
Exchange-traded investments	1,750	1,750	-	-
Total Assets	$2,556	$2,186	$-	$370
Liabilities:
Derivatives, net(b)	$14,795	$370	$-	$14,425
Deferred compensation	3,509	-	3,509	-
Total Liabilities	$18,304	$370	$3,509	$14,425

MGE
Assets:
Derivatives, net(b)	$806	$436	$-	$370
Exchange-traded investments	603	603	-	-
Total Assets	$1,409	$1,039	$-	$370
Liabilities:
Derivatives, net(b)	$14,795	$370	$-	$14,425
Deferred compensation	3,509	-	3,509	-
Total Liabilities	$18,304	$370	$3,509	$14,425

(b) These amounts are shown gross and exclude $2.9 million of collateral that was posted against derivative positions owed to counterparties under a master netting agreement on the consolidated balance sheet as of June 30, 2021. No collateral was posted against derivative positions owed to counterparties under a master netting agreement on the consolidated balance sheet as of December 31, 2020.

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

The following table presents the significant unobservable inputs used in the pricing model.

	Model Input
Significant Unobservable Inputs	June 30, 2021	December 31, 2020
Basis adjustment:
On peak	94.5%	94.2%
Off peak	94.9%	94.5%
Counterparty fuel mix:
Internal generation - range	41.0% - 66.0%	46.0% - 65.0%
Internal generation - weighted average	56.3%	56.5%
Purchased power - range	59.0% - 34.0%	54.0% - 35.0%
Purchased power - weighted average	43.7%	43.5%

The following table summarizes the changes in Level 3 commodity derivative assets and liabilities measured at fair value on a recurring basis.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020
Beginning balance	$(11,367)	$(25,647)	$(14,055)	$(26,456)
Realized and unrealized gains (losses):
Included in regulatory assets	6,834	4,624	9,522	5,434
Included in other comprehensive income	-	-	-	-
Included in earnings	(98)	(1,710)	210	(3,163)
Included in current assets	(180)	(311)	175	(64)
Purchases	6,377	5,317	12,261	10,331
Sales	-	-	-	-
Issuances	-	-	-	-
Settlements	(6,099)	(3,296)	(12,646)	(7,105)
Balance as of June 30,	$(4,533)	$(21,023)	$(4,533)	$(21,023)
Total gains (losses) included in earnings attributed to
the change in unrealized gains (losses) related to
assets and liabilities held as of June 30,(c)	$-	$-	$-	$-

The following table presents total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis(c).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020
Purchased power expense	$(65)	$(1,663)	$637	$(2,847)
Cost of gas sold expense	(33)	(47)	(427)	(316)
Total	$(98)	$(1,710)	$210	$(3,163)

(c) MGE's exchange-traded derivative contracts, over-the-counter party transactions, purchased power agreement, and FTRs are subject to regulatory deferral. These derivatives are therefore marked to fair value and are offset in the financial statements with a corresponding regulatory asset or liability.

12.

Joint Plant Construction Project Ownership - MGE Energy and MGE

MGE currently has ongoing jointly-owned solar generation construction projects, as shown in the following table. Incurred costs are reflected in "Construction work in progress" on the consolidated balance sheets.

	Ownership	Share of		Share of		Costs incurred as of		Date of Commercial
Project	Interest	Generation		Estimated Costs		June 30, 2021(a)		Operation
Badger Hollow I(b)	33%	50	MW	$65	million	$58.0	million	Q4 2021(c)
Badger Hollow II(b)	33%	50	MW	$65	million	$9.9	million	December 2022(c)

(a)Excluding AFUDC.

(b)The Badger Hollow I and Badger Hollow II solar farms are located in southwestern Wisconsin in Iowa County, near the villages of Montfort and Cobb.

(c)Estimated date of commercial operation.

MGE received specific approval to recover 100% AFUDC on each of these projects. During the three and six months ended June 30, 2021, MGE recognized $1.2 million and $2.3 million, respectively, after tax, in AFUDC for Badger Hollow I and II compared to $0.5 million and $0.9 million for the comparable periods in 2020.

13.Asset Retirement Obligations - MGE Energy and MGE

A liability is recorded for the fair value of an asset retirement obligation (ARO) to be recognized in the period in which it is incurred if it can be reasonably estimated. The offsetting associated asset retirement costs are capitalized as a long-lived asset and depreciated over the asset's useful life. As of June 30, 2021, MGE recorded an obligation of $3.9 million for the fair value of its legal liability for AROs associated with completed renewable projects and $3.3 million for the revision of its ARO legal liability with Columbia ash pond. MGE has regulatory treatment and recognizes regulatory assets or liabilities for the timing differences between when we recover legal AROs in rates and when those costs would actually be recognized.

14.

Revenue - MGE Energy and MGE.

Revenues disaggregated by revenue source were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30,		June 30,
Electric revenues	2021	2020	2021	2020
Residential	$36,137	$34,874	$72,831	$68,302
Commercial	52,391	47,388	100,274	95,022
Industrial	3,088	2,763	6,089	5,563
Other-retail/municipal	8,692	8,050	16,862	16,254
Total retail	100,308	93,075	196,056	185,141
Sales to the market	1,144	568	5,783	1,050
Other revenues	410	104	632	546
Total electric revenues	101,862	93,747	202,471	186,737

Gas revenues
Residential	17,884	15,405	57,643	48,892
Commercial/Industrial	9,397	6,438	34,903	27,909
Total retail	27,281	21,843	92,546	76,801
Gas transportation	1,332	1,232	3,333	3,026
Other revenues	41	4	45	97
Total gas revenues	28,654	23,079	95,924	79,924

Non-regulated energy revenues	214	214	250	252
Total Operating Revenue	$130,730	$117,040	298,645	$266,913

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

(In thousands) MGE Energy	Electric	Gas	Nonregulated Energy	Transmission Investment	All Others	Consolidation/ Elimination	Consolidated Total
Three Months Ended June 30, 2021
Operating revenues from external customers	$101,862	$28,654	$214	$-	$-	$-	$130,730
Interdepartmental revenues	(46)	2,877	10,197	-	-	(13,028)	-
Total operating revenues	101,816	31,531	10,411	-	-	(13,028)	130,730
Equity in earnings of investments	-	-	-	2,464	-	-	2,464
Net income	14,122	1,277	5,355	1,793	304	-	22,851

Three Months Ended June 30, 2020
Operating revenues from external customers	$93,747	$23,079	$214	$-	$-	$-	$117,040
Interdepartmental revenues	185	2,355	10,089	-	-	(12,629)	-
Total operating revenues	93,932	25,434	10,303	-	-	(12,629)	117,040
Equity in earnings of investments	-	-	-	3,141	-	-	3,141
Net income	10,216	960	5,225	2,285	105	-	18,791

Six Months Ended June 30, 2021
Operating revenues from external customers	$202,471	$95,924	$250	$-	$-	$-	$298,645
Interdepartmental revenues	227	7,688	20,371	-	-	(28,286)	-
Total operating revenues	202,698	103,612	20,621	-	-	(28,286)	298,645
Equity in earnings of investments	-	-	-	4,908	-	-	4,908
Net income (loss)	32,146	11,833	10,549	3,571	(315)	-	57,784

Six Months Ended June 30, 2020
Operating revenues from external customers	$186,737	$79,924	$252	$-	$-	$-	$266,913
Interdepartmental revenues	375	5,806	20,146	-	-	(26,327)	-
Total operating revenues	187,112	85,730	20,398	-	-	(26,327)	266,913
Equity in earnings of investments	-	-	-	5,427	-	-	5,427
Net income (loss)	21,679	8,994	10,285	3,948	(78)	-	44,828

(In thousands) MGE	Electric	Gas	Nonregulated Energy	Consolidation/ Elimination	Consolidated Total
Three Months Ended June 30, 2021
Operating revenues from external customers	$101,862	$28,654	$214	$-	$130,730
Interdepartmental revenues	(46)	2,877	10,197	(13,028)	-
Total operating revenues	101,816	31,531	10,411	(13,028)	130,730
Net income attributable to MGE	14,122	1,277	5,355	(5,627)	15,127

Three Months Ended June 30, 2020
Operating revenues from external customers	$93,747	$23,079	$214	$-	$117,040
Interdepartmental revenues	185	2,355	10,089	(12,629)	-
Total operating revenues	93,932	25,434	10,303	(12,629)	117,040
Net income attributable to MGE	10,216	960	5,225	(5,768)	10,633

Six Months Ended June 30, 2021
Operating revenues from external customers	$202,471	$95,924	$250	$-	$298,645
Interdepartmental revenues	227	7,688	20,371	(28,286)	-
Total operating revenues	202,698	103,612	20,621	(28,286)	298,645
Net income attributable to MGE	32,146	11,833	10,549	(11,128)	43,400

Six Months Ended June 30, 2020
Operating revenues from external customers	$186,737	$79,924	$252	$-	$266,913
Interdepartmental revenues	375	5,806	20,146	(26,327)	-
Total operating revenues	187,112	85,730	20,398	(26,327)	266,913
Net income attributable to MGE	21,679	8,994	10,285	(11,261)	29,697

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

Executive Overview

Our primary focus today and for the foreseeable future is our core utility customers at MGE as well as creating long-term value for our shareholders. MGE continues to face the challenge of providing its customers with reliable power at competitive prices. MGE works on meeting this challenge by investing in more efficient generation projects, including renewable energy sources. MGE continues to examine and pursue opportunities to reduce the proportion that coal generation represents in its generation mix, as evidenced by its most recent announcement of the retirement of Columbia (a coal generation plant) and its growing ownership of renewable wind and solar generation sources. MGE will continue to focus on growing earnings while controlling operating and fuel costs. MGE's goal is to provide safe and efficient operations in addition to providing customer value. We believe it is critical to maintain a strong credit standing consistent with financial strength in MGE as well as the parent company in order to accomplish these goals.

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

During the three months ended June 30, 2021, MGE Energy's earnings were $22.9 million or $0.63 per share compared to $18.8 million or $0.53 per share during the same period in the prior year. MGE's earnings during the three months ended June 30, 2021, were $15.1 million compared to $10.6 million during the same period in the prior year.

During the six months ended June 30, 2021, MGE Energy's earnings were $57.8 million or $1.60 per share compared to $44.8 million or $1.28 per share during the same period in the prior year. MGE's earnings during the six months ended June 30, 2021, were $43.4 million compared to $29.7 million during the same period in the prior year.

MGE Energy's net income was derived from our business segments as follows:

	Three Months Ended		Six Months Ended
(In millions)	June 30,		June 30,
Business Segment:	2021	2020	2021	2020
Electric Utility	$14.1	$10.2	$32.1	$21.7
Gas Utility	1.3	1.0	11.8	9.0
Nonregulated Energy	5.4	5.2	10.6	10.3
Transmission Investments	1.8	2.3	3.6	3.9
All Other	0.3	0.1	(0.3)	(0.1)
Net Income	$22.9	$18.8	$57.8	$44.8

Our net income during the three and six months ended June 30, 2021, compared to the same period in the prior year primarily reflects the effects of the following factors:

Electric Utility

An increase in electric investments included in rate base contributed to increased earnings for 2021. Timing of 2021 depreciation and other operations and maintenance costs also contributed to higher earnings in the first half of 2021. Depreciation and operations and maintenance costs are expected to increase during the remainder of 2021 after significant capital projects are completed. Badger Hollow I and a new customer information system are expected to be completed in the second half of 2021. MGE received approval to recover 100% AFUDC during construction of these projects.

Warmer weather during the three months ended June 30, 2021, contributed to the increase in electric net income. Cooling degree days (a measure for determining the impact of weather during the cooling season) increased from 213 days in 2020 to 309 days in 2021.

Electric commercial retail sales increased approximately 9% and 3%, respectively, for the three and six months ended June 30, 2021, compared to the same period in the prior year. The general economic recovery from the COVID-19 pandemic during the second quarter of 2021 contributed to higher electric commercial retail sales.

Gas Utility

An increase in gas investments included in rate base contributed to increased earnings for 2021. Higher gas retail sales resulting from colder weather in the first quarter of 2021 contributed to higher earnings for the six months ended June 30, 2021. Heating degree days (a measure for determining the impact of weather during the heating season) increased by approximately 11% in the first quarter 2021 compared to the same period in the prior year.

The following developments affected the first six months of 2021:

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

Utility Solar: Large solar generation projects recently completed or under construction, as shown in the following table. Incurred costs are reflected in "Property, plant, and equipment" for projects placed in service or "Construction work in progress" for projects under construction on the consolidated balance sheets. MGE has received specific approval to recover 100% AFUDC on Badger Hollow I and II. After tax, MGE recognized $3.8 million and $0.3 million of AFUDC equity through June 30, 2021, on Badger Hollow I and II, respectively, during construction.

Project	Ownership Interest	Share of Generation	Share of Estimated Costs	Costs Incurred as of June 30, 2021(a)	Date of Commercial Operation
Badger Hollow I	33%	50 MW	$65 million	$58.0 million	Q4 2021(b)
Badger Hollow II	33%	50 MW	$65 million	$9.9 million	December 2022(b)
O'Brien	100%	20 MW	$32 million	$27.7 million	May 2021

(a) Excluding AFUDC

(b) Estimated date of commercial operation

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

2020 Annual Fuel Proceeding: As of December 31, 2020, MGE had deferred $3.2 million of 2020 fuel-related savings. The PSCW's annual review of 2020 fuel costs was completed in June 2021. There was no change to the refund in the fuel rules proceedings from the amount MGE deferred in the previous year. In July 2021, the PSCW issued a decision in the 2020 fuel rules proceedings requiring MGE to refund additional fuel savings incurred plus accrued interest to its retail electric customers over a one-month period. The fuel savings are expected to be returned by the end of 2021.

ATC Return on Equity: As discussed in "Other Matters" below, ATC's authorized ROE, which is used in calculating its rates and revenues, is the subject of a challenge before FERC. A decrease in ATC's ROE could result in lower equity earnings and distributions from ATC in the future. We derived approximately 5.8% and 8.6% of our net income during the six months ended June 30, 2021 and 2020, respectively, from our investment in ATC.

Environmental Initiatives: There are proposed legislative rules and initiatives involving matters related to air emissions, water effluent, hazardous materials, and greenhouse gases, all of which affect generation plant capital expenditures and operating costs as well as future operational planning. At present, it is unclear how the changes in the presidential, congressional, and EPA administrations may affect existing, pending or new legislative or rulemaking proposals or regulatory initiatives, although it is likely that such proposals and initiatives will be more stringent on fossil-fuel based generation. Such legislation and rulemaking could significantly affect the costs of owning and operating fossil-fueled generating plants. We would expect to seek and receive recovery of any such costs in rates. However, it is difficult to estimate the amount of such costs due to the uncertainty as to the timing and form of any legislation or rules, and the scope and time of the recovery of costs in rates, which may occur after those costs have been incurred.

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

Columbia: In February 2021, MGE, along with the other plant co-owners, announced plans to retire the two-unit coal-fired Columbia generating plant near Portage, Wisconsin. MGE currently owns 19% of the facility. The co-owners intend to retire Unit 1 by the end of 2023 and Unit 2 by the end of 2024. Final timing and retirement dates for Units 1 and 2 are subject to PSCW and regional regulatory reviews, including identification and approval of energy and capacity resources to replace Columbia. MGE continues to evaluate additional investments to replace the generation from Columbia while maintaining electric service reliability. These investments include cost-effective, clean energy projects to help achieve MGE's carbon reduction goals.

Future Generation – Renewable Energy: MGE is seeking approval from the PSCW to acquire a joint interest in the following renewable generation projects as shown in the following table. There is no certainty that these projects will be approved by the PSCW.

Project	Source	Ownership Interest	Share of Generation/ Battery Storage	Share of Estimated Costs(a)	Estimated Date of Commercial Operation
Darien	Solar/Battery	10%	25MW/7.5MW	$45 million(b)	December 31, 2023
Paris	Solar/Battery	10%	20MW/11MW	$43 million(b)	May 31, 2023
Red Barn	Wind	10%	9.16MW	$17 million	December 31, 2022
Koshkonong	Solar/Battery	10%	30MW/16.5MW	$65 million(b)	2024(c)

(a) Excluding AFUDC

(b) Requested approval to recover 100% AFUDC.

(c) Construction of the project is expected to be completed in phases ranging from May 2024 through December 2024.

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

We discuss various COVID-19-related events and their effects below:

• Governmental and Regulatory Actions. State and local governments issued orders and regulations to restrict or manage business and individual activity. In June 2021, all COVID-related orders were lifted. Additionally, the PSCW ordered changes to the tariff provisions on March 24, 2020, in response to the COVID-19 pandemic. All restrictions were lifted by November 1, 2020.

• Liquidity: We remain focused on maintaining strong credit quality. Subject to the duration and severity of the COVID-19 pandemic, we believe we have adequate liquidity on hand to support future operations and capital expenditures over the next twelve months. As of June 30, 2021, MGE Energy and MGE had $34.0 million and $6.7 million, respectively, in cash and cash equivalents and $50.0 million and $68.3 million, respectively, of available borrowing capacity under revolving credit facilities.

See "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Credit Facilities" in the 2020 Annual Report on Form 10-K for more information about our credit facilities.

• Customer Impacts: Governmental regulations limiting community activity began impacting customer sales in late March 2020. While the total expected impact of COVID-19 on future sales is currently unknown, MGE experienced higher electric residential sales and lower electric commercial and industrial sales due to pandemic-related regulations. The general economic recovery that followed the lifting of these regulations during the second quarter of 2021 contributed to higher electric commercial and industrial sales.

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

Three Months Ended June 30, 2021 and 2020

The following table provides a calculation of electric and gas margins (both non-GAAP measures), along with a reconciliation to the most comparable GAAP measure, operating income:

	Three Months Ended June 30,
(In millions)	2021	2020	$ Change
Electric revenues	$101.9	$93.7	$8.2
Fuel for electric generation	(10.9)	(8.7)	(2.2)
Purchased power	(10.9)	(10.9)	-
Total Electric Margins	80.1	74.1	6.0

Gas revenues	28.7	23.1	5.6
Cost of gas sold	(11.5)	(6.3)	(5.2)
Total Gas Margins	17.2	16.8	0.4

Other operating revenues	0.2	0.2	-
Other operations and maintenance	(50.4)	(46.2)	(4.2)
Depreciation and amortization	(18.6)	(18.4)	(0.2)
Other general taxes	(5.1)	(5.0)	(0.1)
Operating Income	$23.4	$21.5	$1.9

Operating income during the three months ended June 30, 2021, compared to the same period in the prior year primarily reflects the effects of the following factors:

• Electric revenues and fuel costs

o Electric revenues increased $8.2 million primarily driven by an increase in electric retail sales due to warmer weather and economic recovery from the COVID-19 in MGE's service territory.

o A $2.2 million increase in fuel for electric generation reflecting higher internal generation and market costs.

• Gas revenues and cost of gas sold

o A $5.6 million increase in gas revenue driven by higher cost of gas, which is recovered on a pass-through basis in revenues.

o A $5.2 million increase in cost of gas sold driven by higher cost per therm of gas. Payments for natural gas increased due to the significant increase in natural gas costs seen throughout the central part of the country in February 2021 related to extreme weather conditions. MGE expects these costs will be recovered by the end of 2021 through our existing recovery mechanism, on a pass-through basis in customer rates. The increased cost was partially offset by a decrease in volume of approximately 8%.

• A $4.2 million increase in other operations and maintenance. See consolidated operations and maintenance expenses section below for a description of the factors contributing to the decrease.

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the periods indicated:

	Revenues			Sales (kWh)
(In thousands, except cooling degree days)	Three Months Ended June 30,			Three Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
Residential	$36,137	$34,874	3.6%	210,136	207,328	1.4%
Commercial	52,391	47,388	10.6%	437,320	399,577	9.4%
Industrial	3,088	2,763	11.8%	41,088	38,431	6.9%
Other-retail/municipal	8,692	8,050	8.0%	93,675	84,491	10.9%
Total retail	100,308	93,075	7.8%	782,219	729,827	7.2%
Sales to the market	1,144	568	n.m.%	38,494	19,554	96.9%
Other revenues	410	104	n.m.%	-	-	- %
Total	$101,862	$93,747	8.7%	820,713	749,381	9.5%

Cooling degree days (normal 184)				309	213	45.1%

n.m. not meaningful

Electric margin, a non-GAAP measure, increased $6.0 million during the three months ended June 30, 2021, compared to the same period in 2020, due to the following:

(In millions)
Increase in commercial, industrial and other-retail/municipal volume	$2.4
Revenue subject to refund, net	1.7
Rate changes	1.5
Other	0.4
Increase in residential volume	0.3
Customer fixed and demand charges	0.3
Increased fuel costs	(0.6)
Total	$6.0

• Commercial, industrial, and other-retail/municipal volume. During the three months ended June 30, 2021, there was approximately 9% increase in commercial sales compared to the same period in the prior year driven by economic recovery from the COVID-19 pandemic and associated governmental regulations and restrictions on activity.

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

• Rate changes. MGE's PSCW approved 2020 Fuel Cost Plan resulted in a fuel credit that decreased rates 0.84% in 2020. Rates charged to retail customers during the three months ended June 30, 2021, were $1.5 million higher than those charged during the same period in the prior year as a result of the fuel credit from 2020 ending.

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class for each of the periods indicated:

	Revenues			Therms Delivered
(In thousands, except HDD and average rate per therm of retail customer)	Three Months Ended June 30,			Three Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
Residential	$17,884	$15,405	16.1%	12,499	15,055	(17.0)%
Commercial/Industrial	9,397	6,438	46.0%	13,036	13,513	(3.5)%
Total retail	27,281	21,843	24.9%	25,535	28,568	(10.6)%
Gas transportation	1,332	1,232	8.1%	16,630	16,390	1.5%
Other revenues	41	4	n.m%	-	-	- %
Total	$28,654	$23,079	24.2%	42,165	44,958	(6.2)%

Heating degree days (normal 818)				761	915	(16.8)%
Average rate per therm of
retail customer	$1.068	$0.765	39.6%

n.m. not meaningful

Gas margin, a non-GAAP measure, increased $0.4 million during the three months ended June 30, 2021, compared to the same period in 2020, due to the following:

(In millions)
Rate changes	$0.7
Other	0.3
Decrease in volume	(0.4)
Revenue subject to refund, net	(0.2)
Total	$0.4

• Rate changes. In December 2020, the PSCW authorized MGE to increase 2021 rates for retail gas customers by approximately 4.0%.

MGE recovers the cost of natural gas in its gas segment through the purchased gas adjustment clause (PGA). Under the PGA, MGE is able to pass through to its gas customers the cost of gas. Changes in PGA recoveries affect revenues but do not change net income. Payments for natural gas increased due to the significant increase in natural gas costs seen throughout the central part of the country in February 2021 related to extreme weather conditions driving higher rates during the three months ended June 30, 2021. MGE expects the increase in natural gas costs from February 2021 to be recovered by the end of 2021 through the PGA.

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

Consolidated operations and maintenance expenses

During the three months ended June 30, 2021, operations and maintenance expenses increased $4.2 million, compared to the same period in the prior year. The following contributed to the net change:

(In millions)
Increased electric production expenses	$3.8
Increased transmission costs	1.5
Increased customer accounts costs	0.4
Increased customer services	0.4
Decreased administrative and general costs	(0.9)
Decreased electric distribution expenses	(0.6)
Decreased gas distribution expenses	(0.4)
Total	$4.2

• Increased electric production expenses are related to increased maintenance costs for the Saratoga and Two Creeks solar farms and Columbia. 2021 scheduled maintenance outage for Columbia was completed in spring. The outage for 2020 was rescheduled for fall of 2020. Also contributing to the increase is $2.6 million additional expense recorded for Columbia inventory obsolescence and employee severance reserves. MGE anticipates requesting PSCW approval for regulatory recovery of these costs at a future date.

• Increased transmission costs are related to higher transmission rates in 2021 compared to rates in 2020. Transmission rates in 2020 reflected adjustments from a lower return on equity, ordered in FERC proceedings, for prior year rates.

Nonregulated Energy Operations - MGE Energy and MGE

The nonregulated energy operations are conducted through MGE Energy's subsidiaries: MGE Power Elm Road (the Elm Road Units) and MGE Power West Campus (WCCF), which have been formed to own and lease electric generating capacity to assist MGE. During the three months ended June 30, 2021 and 2020, net income at the nonregulated energy operations segment was $5.4 million and $5.2 million, respectively.

Transmission Investment Operations - MGE Energy

The transmission investment segment holds our interest in ATC and ATC Holdco, and its income reflects our equity in the earnings of those investments. ATC Holdco was formed in December 2016 to pursue transmission development opportunities which typically have long development and investment lead times before becoming operational. ATC Holdco's transmission development activities have been suspended for the near term. During the three months ended June 30, 2021 and 2020, other income at the transmission investment segment was $2.5 million and $3.1 million, respectively. In May 2020, the FERC issued an opinion further refining the methodology for setting the ROE that electric utilities are authorized to earn, which adjusted ATC's ROE to 10.02%. See Footnote 3 of the Notes to Consolidated Financial Statements in this Report and "Other Matters" below for additional information concerning ATC and summarized financial information regarding ATC.

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

	Three Months Ended
	June 30,
(In millions)	2021	2020
MGE Power Elm Road	$3.8	$4.0
MGE Power West Campus	1.8	1.8

Six Months Ended June 30, 2021 and 2020

The following table provides a calculation of electric and gas margins (non-GAAP), along with a reconciliation to the most comparable GAAP measure, operating income:

	Six Months Ended June 30,
(In millions)	2021	2020	$ Change
Electric revenues	$202.5	$186.7	$15.8
Fuel for electric generation	(24.1)	(18.4)	(5.7)
Purchased power	(20.3)	(21.3)	1.0
Total Electric Margins	158.1	147.0	11.1

Gas revenues	95.9	79.9	16.0
Cost of gas sold	(48.9)	(37.1)	(11.8)
Total Gas Margins	47.0	42.8	4.2

Other operating revenues	0.3	0.3	-
Other operations and maintenance	(96.1)	(90.6)	(5.5)
Depreciation and amortization	(37.0)	(36.6)	(0.4)
Other general taxes	(9.9)	(9.9)	-
Operating Income	$62.4	$53.0	$9.4

Operating income during the six months ended June 30, 2021, compared to the same period in the prior year primarily reflects the effects of the following factors:

• Electric revenues and fuel costs

o Electric revenues increased $15.8 million primarily driven by an increase in electric retail sales due to warmer weather and economic recovery from the COVID-19 in MGE's service territory.

o A $5.7 million increase in fuel for electric generation reflecting higher internal generation and market costs.

o A $1.0 million decrease in purchased power costs driven by lower market purchases as a result of higher internal generation.

• Gas revenues and cost of gas sold

o A $16.0 million increase in gas revenue driven by higher customer demand resulting from colder weather in the first quarter of 2021 and higher rates reflecting a higher cost of gas, which is recovered on a pass-through basis in revenues.

o An $11.8 million increase in cost of gas sold driven by higher cost per therm of gas. Average cost per therm increased approximately 27%. Payments for natural gas increased due to the significant increase in natural gas costs seen throughout the central part of the country in February 2021 related to extreme weather conditions. MGE expects these costs will be recovered by the end of 2021 through our existing recovery mechanism, on a pass-through basis in customer rates. An increase in volume of approximately 4% also contributed to the increased cost.

• A $5.5 million increase in other operations and maintenance. See consolidated operations and maintenance expenses section below for a description of the factors contributing to the decrease.

• A $0.4 million increase in depreciation and amortization expense.

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the periods indicated:

	Revenues			Sales (kWh)
(In thousands, except cooling degree days)	Six Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
Residential	$72,831	$68,302	6.6%	429,906	409,909	4.9%
Commercial	100,274	95,022	5.5%	851,657	829,695	2.6%
Industrial	6,089	5,563	9.5%	80,093	78,849	1.6%
Other-retail/municipal	16,862	16,254	3.7%	170,031	165,536	2.7%
Total retail	196,056	185,141	5.9%	1,531,687	1,483,989	3.2%
Sales to the market	5,783	1,050	n.m.%	134,366	43,500	n.m.%
Other revenues	632	546	15.8%	-	-	- %
Total	$202,471	$186,737	8.4%	1,666,053	1,527,489	9.1%

Cooling degree days (normal 184)				309	213	45.1%

n.m. not meaningful

Electric margin, a non-GAAP measure, increased $11.1 million during the six months ended June 30, 2021, compared to the same period in 2020, due to the following:

(In millions)
Revenue subject to refund, net	$5.0
Increase in residential volume	2.2
Rate changes	2.2
Increase in commercial, industrial and other-retail/municipal volume	1.6
Decreased fuel costs	1.1
Customer fixed and demand charges	(1.0)
Total	$11.1

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

• Residential volume. During the six months ended June 30, 2021, there was approximately 5% increase in residential sales driven by favorable weather conditions.

• Rate changes. MGE's PSCW approved 2020 Fuel Cost Plan resulted in a fuel credit that decreased rates 0.84% in 2020. Rates charged to retail customers during the six months ended June 30, 2021, were $2.2 million higher than those charged during the same period in the prior year as a result of the fuel credit from 2020 ending.

• Commercial, industrial, and other-retail/municipal volume. During the six months ended June 30, 2021, there was approximately 3% increase in commercial sales compared to the same period in the prior year driven by economic recovery from the COVID-19 pandemic and associated governmental regulations and restrictions on activity.

• Fuel costs. Fuel costs decreased during the six months ended June 30, 2021, primarily as a result of lower costs to generate and purchase electricity in the market.

• Customer fixed and demand charges. During the six months ended June 30, 2021, fixed and demand charges decreased $1.0 million primarily attributable to the decrease in demand charges for commercial customers. The COVID-19 pandemic and associated governmental regulations and restrictions on activity impacted commercial business operations leading to reduced sales.

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class for each of the periods indicated:

	Revenues			Therms Delivered
(In thousands, except HDD and average rate per therm of retail customer)	Six Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
Residential	$57,643	$48,892	17.9%	62,804	61,857	1.5%
Commercial/Industrial	34,903	27,909	25.1%	55,290	53,213	3.9%
Total retail	92,546	76,801	20.5%	118,094	115,070	2.6%
Gas transportation	3,333	3,026	10.1%	39,938	38,910	2.6%
Other revenues	45	97	(53.6)%	-	-	- %
Total	$95,924	$79,924	20.0%	158,032	153,980	2.6%

Heating degree days (normal 4,349)				4,354	4,140	5.2%
Average rate per therm of
retail customer	$0.784	$0.667	17.5%

Gas margin, a non-GAAP measure, increased $4.2 million during the six months ended June 30, 2021, compared to the same period in 2020, due to the following:

(In millions)
Rate changes	$3.6
Increase in volume	0.5
Other	0.5
Revenue subject to refund, net	(0.4)
Total	$4.2

• Rate changes. In December 2020, the PSCW authorized MGE to increase 2021 rates for retail gas customers by 4.0%.

MGE recovers the cost of natural gas in its gas segment through the purchased gas adjustment clause (PGA). Under the PGA, MGE is able to pass through to its gas customers the cost of gas. Changes in PGA recoveries affect revenues but do not change net income. Payments for natural gas increased due to the significant increase in natural gas costs seen throughout the central part of the country in February 2021 related to extreme weather conditions driving higher rates during the six months ended June 30, 2021. MGE expects the increase in natural gas costs from February 2021 to be recovered by the end of 2021 through the PGA.

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

Consolidated operations and maintenance expenses

During the six months ended June 30, 2021, operations and maintenance expenses increased $5.5 million, compared to the same period in the prior year. The following contributed to the net change:

(In millions)
Increased electric production expenses	$4.4
Increased transmission costs	2.7
Increased customer services	0.4
Increased customer accounts costs	0.2
Decreased administrative and general costs	(1.5)
Decreased electric distribution expenses	(0.4)
Decreased gas distribution expenses	(0.3)
Total	$5.5

• Increased electric production expenses are related to increased maintenance costs for the Saratoga and Two Creeks solar farms and Columbia. 2021 scheduled maintenance outage for Columbia was completed in spring. The outage for 2020 was rescheduled for fall of 2020. Also contributing to the increase is $2.6 million additional expense recorded for Columbia inventory obsolescence and employee severance reserves. MGE anticipates requesting PSCW approval for regulatory recovery of these costs at a future date.

• Increased transmission costs are related to higher transmission rates in 2021 compared to rates in 2020. The 2020 transmission rates reflect adjustments from a lower return on equity, ordered in FERC proceedings, for prior year rates.

• Decreased administrative and general costs are primarily related to timing of the collection of deferred pension and other postretirement service costs in customer rates.

Electric and gas other income

Electric and gas other income decreased $1.8 million and $2.0 million, respectively, during the six months ended June 30, 2021, compared to the same period in the prior year, primarily related to the collection of the deferred pension and other postretirement other than service costs from 2019.

Nonregulated Energy Operations - MGE Energy and MGE

The nonregulated energy operations are conducted through MGE Energy's subsidiaries: MGE Power Elm Road (the Elm Road Units) and MGE Power West Campus (WCCF), which have been formed to own and lease electric generating capacity to assist MGE. During the six months ended June 30, 2021 and 2020, net income at the nonregulated energy operations segment was $10.5 million and $10.3 million, respectively.

Transmission Investment Operations - MGE Energy

The transmission investment segment holds our interest in ATC and ATC Holdco, and its income reflects our equity in the earnings of those investments. ATC Holdco was formed in December 2016 to pursue transmission development opportunities which typically have long development and investment lead times before becoming operational. ATC Holdco's transmission development activities have been suspended for the near term. During the six months ended June 30, 2021 and 2020, other income at the transmission investment segment was $4.9 million and $5.4 million, respectively. In May 2020, the FERC issued an opinion further refining the methodology for setting the ROE that electric utilities are authorized to earn, which adjusted ATC's ROE to 10.02%. See Footnote 3 of the Notes to Consolidated Financial Statements in this Report and "Other Matters" below for additional information concerning ATC and summarized financial information regarding ATC.

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

	Six Months Ended
	June 30,
(In millions)	2021	2020
MGE Power Elm Road	$7.5	$7.7
MGE Power West Campus	3.6	3.6

Contractual Obligations and Commercial Commitments - MGE Energy and MGE

There were no material changes, other than from the normal course of business, to MGE Energy's and MGE's contractual obligations (representing cash obligations that are considered to be firm commitments) and commercial commitments (representing commitments triggered by future events) during the six months ended June 30, 2021, except as noted below. Further discussion of the contractual obligations and commercial commitments is included in Footnote 16 of the Notes to Consolidated Financial Statements and "Contractual Obligations and Commercial Commitments for MGE Energy and MGE" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2020 Annual Report on Form 10-K.

Purchase Contracts – MGE Energy and MGE

See item c. within Footnote 8 of Notes to Consolidated Financial Statements in this Report for a description of commitments as of June 30, 2021, that MGE Energy and MGE have entered with respect to various commodity supply and transportation contracts to meet their obligations to deliver electricity and natural gas to customers.

Long-term Debt - MGE Energy and MGE

In May 2021, MGE entered into a private placement Note Purchase Agreement in which it committed to issue $60 million of new long-term debt (Series A) carrying an interest rate of 2.48% per annum over its 10-year life; and $40 million of new long-term debt (Series B) carrying an interest rate of 2.63% per annum over its 12-year life. Funding occurred on June 15, 2021, for Series B and funding for Series A is expected to occur in August 2021. See Footnote 6 of the Notes to Consolidated Financial Statements in this Report for further discussion of these debt issuances.

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

MGE's credit facilities.

Cash Flows

The following summarizes cash flows for MGE Energy and MGE during the six months ended June 30, 2021 and 2020:

	MGE Energy		MGE
(In thousands)	2021	2020	2021	2020
Cash provided by (used for):
Operating activities	$78,533	$85,450	$71,146	$82,645
Investing activities	(78,008)	(88,693)	(76,622)	(86,107)
Financing activities	(11,970)	51,321	7,291	18,185

Cash Provided by Operating Activities

MGE Energy

MGE Energy's consolidated net cash provided by operating activities is derived mainly from the electric and gas operations of its principal subsidiary, MGE.

Cash provided by operating activities during the six months ended June 30, 2021, was $78.5 million, a decrease of $6.9 million when compared to the same period in the prior year.

MGE Energy's net income increased $13.0 million during the six months ended June 30, 2021, when compared to the same period in the prior year.

MGE Energy's federal and state taxes paid were $1.5 million during the six months ended June 30, 2021. No payments were made during the six months ended June 30, 2020. The CARES act extended the first and second quarter tax payments until July 15, 2020, at which time $2.8 million was paid.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $20.7 million in cash used for operating activities during the six months ended June 30, 2021. Actual purchase gas costs were $9.6 million higher than the amount collected in rates primarily due to the extreme cold weather experienced in the U.S. in February 2021. These costs were deferred as a regulatory asset and will be recovered in a future period. In addition, working capital accounts were impacted by decreased accounts payable, partially offset by decreased accounts receivable and decreased unbilled revenues.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $1.8 million in cash used for operating activities during the six months ended June 30, 2020, primarily due to decreased other current liabilities and decreased accounts payable, partially offset by decreased accounts receivable and decreased unbilled revenues.

Hosted software asset expenditures during the six months ended June 30, 2021 were $1.6 million. This amount represents an increase of $0.5 million of cash used when compared to the prior year.

MGE

Cash provided by operating activities during the six months ended June 30, 2021, was $71.1 million, a decrease of $11.5 million when compared to the same period in the prior year.

Net income increased $13.6 million during the six months ended June 30, 2021, when compared to the same period in the prior year.

MGE's federal and state taxes paid were $5.3 million during the six months ended June 30, 2021. No payments were made during the six months ended June 30, 2020. The CARES act extended the first and second quarter tax payments until July 15, 2020, at which time $2.8 million was paid.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $23.5 million in cash used for operating activities during the six months ended June 30, 2021. Actual purchase gas costs were $9.6 million higher than the amount collected in rates primarily due to the extreme cold weather experienced in the U.S. in February 2021. These costs were deferred as a regulatory asset and will be recovered in a future period. In addition, working capital accounts were impacted by decreased accounts payable and increased accounts receivable, partially offset by decreased unbilled revenues.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $0.1 million in cash used for operating activities during the six months ended June 30, 2020, primarily due to decreased other current liabilities and decreased accounts payable, partially offset by decreased accounts receivable and decreased unbilled revenues.

Hosted software asset expenditures during the six months ended June 30, 2021 were $1.6 million. This amount represents an increase of $0.5 million of cash used when compared to the prior year.

Cash Used for Investing Activities

MGE Energy

MGE Energy's cash used for investing activities decreased $10.7 million during the six months ended June 30, 2021, when compared to the same period in the prior year.

Capital expenditures during the six months ended June 30, 2021, were $75.7 million. This amount represents a decrease of $9.6 million from the expenditures made in the same period in the prior year. This decrease primarily reflects the reduction of expenditures on the construction of Badger Hollow I due to timing of expenditures.

Proceeds from the sale of investments increased $0.8 million during the six months ended June 30, 2021, when compared to the same period in the prior year.

MGE

MGE's cash used for investing activities decreased $9.5 million during the six months ended June 30, 2021, when compared to the same period in the prior year.

Capital expenditures during the six months ended June 30, 2021, were $75.7 million. This amount represents a decrease of $9.6 million from the expenditures made in the same period in the prior year. This decrease primarily reflects the reduction of expenditures on the construction of Badger Hollow I due to timing of expenditures.

Cash Used for/Provided by Financing Activities

MGE Energy

Cash used for MGE Energy's financing activities was $12.0 million during the six months ended June 30, 2021, compared to $51.3 million of cash provided by MGE Energy's financing activities for the same period in the prior year.

During the six months ended June 30, 2021, dividends paid were $26.8 million compared to $25.0 million in the prior year. The increase reflected a higher dividend rate per share ($0.740 vs. $0.705) and a greater number of outstanding shares since the completion of the public offering of shares in May 2020.

During the six months ended June 30, 2020, MGE Energy issued common stock for net proceeds of $79.6 million, which are being used for general corporate purposes including funding capital expenditures at MGE, such as Two Creeks, Badger Hollow I and II, Renewable Energy Rider solar projects, and other capital projects.

During the six months ended June 30, 2021, MGE borrowed $40.0 million of senior unsecured notes which was used to assist with financing additional capital expenditures and other corporate obligations. During the six months ended June 30, 2020, MGE borrowed $19.3 million through the issuance of Industrial Development Revenue Refunding Bonds which was used to refinance $19.3 million of existing Industrial Development Revenue Refunding Bonds at a lower interest rate.

During the six months ended June 30, 2021, net short-term debt repayments were $21.5 million. There were no net short-term debt borrowings during the six months ended June 30, 2020.

MGE

During the six months ended June 30, 2021, cash provided by MGE's financing activities was $7.3 million, compared to $18.2 million for the same period in the prior year.

Capital contributions made by MGE Energy to MGE were $30.0 million during the six months ended June 30, 2020. There were no capital contributions made by MGE Energy to MGE during the six months ended June 30, 2021.

Distributions to parent from noncontrolling interest, which represent distributions from MGE Power Elm Road and MGE Power West Campus to MGE Energy, were $7.5 million during the six months ended June 30, 2021, compared to $8.5 million in the prior year.

During the six months ended June 30, 2021, MGE borrowed $40.0 million of senior unsecured notes which was used to assist with financing additional capital expenditures and other corporate obligations. During the six months ended June 30, 2020, MGE borrowed $19.3 million through the issuance of Industrial Development Revenue Refunding Bonds which was used to refinance $19.3 million of existing Industrial Development Revenue Refunding Bonds at a lower interest rate.

During the six months ended June 30, 2021, net short-term debt repayments were $21.5 million. There were no net short-term debt borrowings during the six months ended June 30, 2020.

Capitalization Ratios

MGE Energy's capitalization ratios were as follows:

	MGE Energy
	June 30,2021	December 31, 2020
Common shareholders' equity	63.0%	62.9%
Long-term debt(a)	35.1%	33.7%
Short-term debt	1.9%	3.4%

(a) Includes the current portion of long-term debt.

MGE Energy's and MGE's Capital Requirements

MGE Energy's and MGE's liquidity are primarily affected by their capital expenditure requirements. During the six months ended June 30, 2021, capital expenditures for MGE Energy and MGE totaled $75.7 million, which included $74.2 million of utility capital expenditures.

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

Environmental Matters

The following discussion is limited to updates or developments in environmental matters that occurred during the six months ended June 30, 2021. Further discussion of environmental matters is included in the 2020 Annual Report on Form 10-K and Footnote 8.a. of Notes to Consolidated Financial Statements in this Report.

Ozone National Ambient Air Quality Standards (NAAQS)

In May 2021, the EPA published a final rule that expands several nonattainment areas in Wisconsin to include all of Milwaukee County where MGE's Elm Road Units are located. The WDNR will need to develop a State Implementation Plan (SIP) for the area, which will likely result in more stringent requirements for both new development and existing plants in the area. MGE will monitor the WDNR's SIP development and the extent to which the requirements will impact the Elm Road Units. At this time, MGE does not expect that the 2015 Ozone NAAQS will have a material effect on its existing plants based on final designations.

Other Matters

Rate Matters

In May 2021, MGE filed an application with the PSCW requesting a 5.9% increase to electric rates and a 3.0% increase to gas rates for 2022. The proposed electric and gas rate increases are primarily driven by an increase in rate base including our investments in Badger Hollow I and a new customer information system. Also driving the requested electric increase is the completion of the one-time return of the electric excess deferred tax credit related to the 2017 Tax Act not restricted by IRS normalization rules. In its application, MGE is proposing to address potential 2023 rate changes through an electric limited rate case re-opener and a 1.65% increase in gas rates. PSCW approval of the application is pending. A final order is expected before the end of the year.

Details related to MGE's 2022/2023 proposed rate case:

(Dollars in thousands)	Proposed Average Rate Base(a)	Proposed Average CWIP(b)	Proposed Return on Common Equity(c)	Proposed Common Equity Component of Regulatory Capital Structure
Electric (2022 Test Period)	1,048,440	19,308	9.8%	55.63%
Gas (2022 Test Period)	300,797	9,928	9.8%	55.63%

(a)Average rate base amounts reflect MGE's allocated share of rate base and do not include construction work in progress (CWIP) or a cash working capital allowance and were calculated using a forecasted 13-month average for the test periods. The PSCW provides a return on selected CWIP and a cash working capital allowance by adjusting the percentage return on rate base.

(b)50% of the forecasted 13-month average CWIP for the test periods which earns an AFUDC return. Projects eligible to earn 100% AFUDC are excluded from this balance and discussed further in the Management Discussion and Analysis - Executive Overview section.

(c)Authorized returns on common equity may not be indicative of actual returns earned or projections of future returns, as actual returns will be affected by the volume of electricity or gas sold.

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

We derived approximately 5.8% and 8.6% of our net income during the six months ended June 30, 2021 and 2020, respectively, from our investment in ATC.

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

MGE has financial gas and electric commodity contracts to hedge commodity price risk in the gas and electric utility segments. These contracts are primarily comprised of exchange-traded option and future contracts. MGE also holds financial transmission rights (FTRs), which are used to hedge the risk of increased transmission congestion charges. As of June 30, 2021, the fair value of exchange traded derivatives and FTRs exceeded their cost basis by $4.1 million. Under the PGA clause and electric fuel rules, MGE may include the costs and benefits of the aforementioned fuel price risk management tools in the costs of fuel (natural gas or power). Because these costs or benefits are recoverable, the related unrealized loss or gain has been deferred on the consolidated balance sheets as a regulatory asset or liability, respectively.

MGE has also entered into a purchased power agreement that provides MGE with firm capacity and energy that began on June 1, 2012, and ends on May 31, 2022 (the "base term"). The agreement also allows MGE an option to extend the contract after the base term. The agreement is considered a derivative contract and is recognized at its fair value on the consolidated balance sheets. However, the derivative qualifies for regulatory deferral and is recognized with a corresponding regulatory asset or liability depending on whether the fair value is in a loss or gain position. The fair value of the contract as of June 30, 2021, reflected a loss position of $6.7 million.

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

Equity Price Risk - Pension-Related Assets

MGE currently funds its liabilities related to employee benefits through trust funds. These funds, which include investments in debt and equity securities, are managed by various third-party investment managers. Changes in the market value of these investments can have an impact on the future expenses related to these liabilities. The value of employee benefit plan assets has increased by approximately 9.5% during the six months ended June 30, 2021.

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

Additionally, if a counterparty were to default and MGE were to liquidate all contracts with that entity, MGE's credit loss could include: the loss in value of mark-to-market contracts, the amount owed for settled transactions, and additional payments to settle unrealized losses. As of June 30, 2021, no counterparties had defaulted.

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

Item 4. Controls and Procedures.

During the second quarter of 2021, each registrant's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to that registrant, including its subsidiaries, is accumulated and made known to that registrant's management, including these officers, by other employees of that registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. The evaluations take into account changes in the internal and external operating environments that may impact those controls and procedures. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, MGE Energy does not control or manage certain of its unconsolidated entities and thus, its access and ability to apply its procedures to those entities is more limited than is the case for its consolidated subsidiaries.

As of June 30, 2021, each registrant's principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective. Each registrant intends to strive continually to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

During the quarter ended June 30, 2021, there were no changes in either registrant's internal controls over financial reporting that materially affected, or are reasonably likely to affect materially, that registrant's internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

MGE Energy and MGE

MGE Energy and its subsidiaries, including MGE, from time to time are involved in various legal proceedings that are handled and defended in the ordinary course of business. See Footnote 8.a. and 8.b. of Notes to Consolidated Financial Statements in this Report for more information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Maximum number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs(a)
April 1-30, 2021	6,344	$72.86	-	-
May 1-31, 2021	7,213	74.86	-	-
June 1-30, 2021	40,407	76.67	-	-
Total	53,964	$75.98	-	-

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

MGE ENERGY, INC.

Date: August 5, 2021	/s/ Jeffrey M. Keebler
Jeffrey M. Keebler Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: August 5, 2021	/s/ Jared J. Bushek
Jared J. Bushek Vice President - Finance, Chief Information Officer and Treasurer (Chief Financial Officer)

Date: August 5, 2021	/s/ Tamara J. Johnson
Tamara J. Johnson Vice President - Accounting and Controller (Chief Accounting Officer)

Signatures – Madison Gas and Electric Company

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MADISON GAS AND ELECTRIC

Date: August 5, 2021	/s/ Jeffrey M. Keebler
Jeffrey M. Keebler Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: August 5, 2021	/s/ Jared J. Bushek
Jared J. Bushek Vice President - Finance, Chief Information Officer and Treasurer (Chief Financial Officer)

Date: August 5, 2021	/s/ Tamara J. Johnson
Tamara J. Johnson Vice President - Accounting and Controller (Chief Accounting Officer)