Form 10-Q
period 2021-09-30
MGE ENERGY INC; MADISON GAS & ELECTRIC CO
filed 2021-11-04
CIK 1161728, 61339

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:

September 30, 2021

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

MGE Energy, Inc. Yes ☒ No ☐	Madison Gas and Electric Company Yes ☒ No ☐

Indicate by check mark whether the registrants have submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrants were required to submit such files):

MGE Energy, Inc. Yes ☒ No ☐	Madison Gas and Electric Company Yes ☒ No ☐

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

MGE Energy, Inc. ☐	Madison Gas and Electric Company ☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act):

MGE Energy, Inc. Yes ☐ No ☒	Madison Gas and Electric Company Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $1 Par Value Per Share	MGEE	The NASDAQ Stock Market

Number of Shares Outstanding of Each Class of Common Stock as of October 31, 2021
MGE Energy, Inc.	Common stock, $1.00 par value, 36,163,370 shares outstanding.
Madison Gas and Electric Company	Common stock, $1.00 par value, 17,347,894 shares outstanding (all of which are owned beneficially and of record by MGE Energy, Inc.).

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

Definitions, Abbreviations, and Acronyms Used in the Text and Notes of this Report

Abbreviations, acronyms, and definitions used in the text and notes of this report are defined below.

MGE Energy and Subsidiaries:

CWDC	Central Wisconsin Development Corporation
MAGAEL	MAGAEL, LLC
MGE	Madison Gas and Electric Company
MGE Energy	MGE Energy, Inc.
MGE Power	MGE Power, LLC
MGE Power Elm Road	MGE Power Elm Road, LLC
MGE Power West Campus	MGE Power West Campus, LLC
MGE Services	MGE Services, LLC
MGE State Energy Services	MGE State Energy Services, LLC
MGE Transco	MGE Transco Investment, LLC
MGEE Transco	MGEE Transco, LLC
North Mendota	North Mendota Energy & Technology Park, LLC

Other Defined Terms:

2017 Tax Act	Tax Cut and Jobs Act of 2017
2021 Plan	MGE Energy's 2021 Long-Term Incentive Plan
ACE Rule	Affordable Clean Energy Rule
AFUDC	Allowance for Funds Used During Construction
ARO	Asset retirement obligation
ATC	American Transmission Company LLC
ATC Holdco	ATC Holdco, LLC
Badger Hollow I	Badger Hollow I Solar Farm
Badger Hollow II	Badger Hollow II Solar Farm
Blount	Blount Station
BTA	Best technology available
CA	Certificate of Authority
CCR	Coal Combustion Residual
Columbia	Columbia Energy Center
cooling degree days	Measure of the extent to which the average daily temperature is above 65 degrees Fahrenheit, which is considered an indicator of possible increased demand for energy to provide cooling
COVID-19	Coronavirus Disease 2019
CPP Rule	Clean Power Plan Rule
CSAPR	Cross-State Air Pollution Rule
Dth	Dekatherms, a quantity measure for natural gas
ELG	Effluent Limitations Guidelines
electric margin	Electric revenues less fuel for electric generation and purchase power costs, a non-GAAP measure
Elm Road Units	Elm Road Generating Station
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
FTR	Financial Transmission Rights
GAAP	Generally Accepted Accounting Principles
gas margin	Gas revenues less cost of gas sold, a non-GAAP measure
GHG	Greenhouse gas
heating degree days (HDD)	Measure of the extent to which the average daily temperature is below 65 degrees Fahrenheit, which is considered an indicator of possible increased demand for energy to provide heating

IRS	Internal Revenue Service
kWh	Kilowatt-hour, a measure of electric energy produced
MISO	Midcontinent Independent System Operator (a regional transmission organization)
MW	Megawatt, a measure of electric energy generating capacity
MWh	Megawatt-hour, a measure of electric energy produced
NAAQS	National Ambient Air Quality Standards
NOx	Nitrogen oxide
O'Brien	O'Brien Solar Fields
PGA	Purchased Gas Adjustment clause, a regulatory mechanism used to reconcile natural gas costs recovered in rates to actual costs
PPA	Purchased Power Agreement
PSCW	Public Service Commission of Wisconsin
Riverside	Riverside Energy Center
ROE	Return on equity
Saratoga	Saratoga Wind Farm
SCR	Selective Catalytic Reduction
SEC	Securities and Exchange Commission
SIP	State Implementation Plan
SO2	Sulfur dioxide
Stock Plan	Direct Stock Purchase and Dividend Reinvestment Plan of MGE Energy
Two Creeks	Two Creeks Solar Farm
WCCF	West Campus Cogeneration Facility
WDNR	Wisconsin Department of Natural Resources
working capital	Current assets less current liabilities
WPL	Wisconsin Power and Light Company, a subsidiary of Alliant Energy Corporation
XBRL	eXtensible Business Reporting Language

Item 1. Financial Statements.

MGE Energy, Inc.

Consolidated Statements of Income (unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Operating Revenues:
Electric revenues	$121,853	$116,568	$324,574	$303,556
Gas revenues	24,020	18,643	119,944	98,568
Total Operating Revenues	145,873	135,211	444,518	402,124

Operating Expenses:
Fuel for electric generation	18,486	12,945	42,570	31,343
Purchased power	8,646	10,708	28,914	32,050
Cost of gas sold	8,780	3,812	57,728	40,950
Other operations and maintenance	48,494	45,819	144,563	136,412
Depreciation and amortization	18,991	18,592	55,968	55,193
Other general taxes	4,878	5,010	14,730	14,892
Total Operating Expenses	108,275	96,886	344,473	310,840
Operating Income	37,598	38,325	100,045	91,284

Other income, net	6,164	6,534	14,353	19,131
Interest expense, net	(6,079)	(5,765)	(17,591)	(17,740)
Income before income taxes	37,683	39,094	96,807	92,675
Income tax provision	(2,766)	(7,300)	(4,106)	(16,053)
Net Income	$34,917	$31,794	$92,701	$76,622

Earnings Per Share of Common Stock
Basic	$0.97	$0.88	$2.56	$2.16
Diluted	$0.97	$0.88	$2.56	$2.16

Dividends per share of common stock	$0.388	$0.370	$1.128	$1.075

Weighted Average Shares Outstanding
Basic	36,163	36,163	36,163	35,427
Diluted	36,170	36,163	36,176	35,427

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2021	2020
Operating Activities:
Net income	$92,701	$76,622
Items not affecting cash:
Depreciation and amortization	55,968	55,193
Deferred income taxes	1,955	8,464
Provision for doubtful receivables	1,163	1,078
Employee benefit plan cost (credit)	(935)	(2,813)
Equity earnings in investments	(7,440)	(7,780)
Other items	(618)	382
Changes in working capital items:
(Increase) decrease in current assets	(11,240)	5,494
Increase (decrease) in current liabilities	4,429	(8,808)
Dividends from investments	5,842	6,929
Cash contributions to pension and other postretirement plans	(4,823)	(4,576)
Other noncurrent items, net	4,295	5,826
Cash Provided by Operating Activities	141,297	136,011

Investing Activities:
Capital expenditures	(114,142)	(139,055)
Capital contributions to investments	(4,227)	(4,007)
Other	22	(1,298)
Cash Used for Investing Activities	(118,347)	(144,360)

Financing Activities:
Issuance of common stock, net	—	79,635
Cash dividends paid on common stock	(40,774)	(38,349)
Repayments of long-term debt	(3,567)	(22,784)
Issuance of long-term debt	100,000	19,300
Net repayments of short-term debt	(52,500)	—
Other	(1,503)	(1,175)
Cash Provided by Financing Activities	1,656	36,627

Change in cash, cash equivalents, and restricted cash	24,606	28,278
Cash, cash equivalents, and restricted cash at beginning of period	47,039	25,814
Cash, cash equivalents, and restricted cash at end of period	$71,645	$54,092

Supplemental disclosures of cash flow information:
Significant noncash investing activities:
Accrued capital expenditures	$8,213	$23,594

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Balance Sheets (unaudited)

(In thousands)

	September 30,	December 31,
ASSETS	2021	2020
Current Assets:
Cash and cash equivalents	$70,454	$44,738
Accounts receivable, less reserves of $4,937 and $5,787, respectively	43,162	41,384
Other accounts receivable, less reserves of $1,257 and $1,290, respectively	12,950	7,300
Unbilled revenues	22,973	27,511
Materials and supplies, at average cost	31,179	32,513
Fuel for electric generation, at average cost	3,724	6,356
Stored natural gas, at average cost	15,624	8,396
Prepaid taxes	12,983	15,179
Regulatory assets - current	8,060	14,748
Other current assets	12,976	11,394
Total Current Assets	234,085	209,519
Other long-term receivables	982	1,435
Regulatory assets	135,603	142,504
Pension benefit asset	25,594	13,873
Other deferred assets and other	27,868	22,259
Property, Plant, and Equipment:
Property, plant, and equipment, net	1,743,447	1,630,286
Construction work in progress	103,919	139,099
Total Property, Plant, and Equipment	1,847,366	1,769,385
Investments	99,236	94,676
Total Assets	$2,370,734	$2,253,651

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$4,859	$4,771
Short-term debt	—	52,500
Accounts payable	57,431	54,642
Accrued interest and taxes	7,769	8,539
Accrued payroll related items	12,109	12,635
Regulatory liabilities - current	31,293	41,664
Derivative liabilities	160	10,160
Other current liabilities	9,922	6,015
Total Current Liabilities	123,543	190,926
Other Credits:
Deferred income taxes	241,731	231,471
Investment tax credit - deferred	31,011	21,821
Regulatory liabilities	149,028	142,239
Accrued pension and other postretirement benefits	77,406	78,168
Derivative liabilities	—	3,980
Finance lease liabilities	17,828	17,532
Other deferred liabilities and other	86,591	72,211
Total Other Credits	603,595	567,422
Capitalization:
Common shareholders' equity	1,028,285	976,000
Long-term debt	615,311	519,303
Total Capitalization	1,643,596	1,495,303
Commitments and contingencies (see Footnote 8)
Total Liabilities and Capitalization	$2,370,734	$2,253,651

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Common Equity (unaudited)

(In thousands, except per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income/(Loss)	Total
Three Months Ended September 30, 2020
Beginning Balance	36,163	$36,163	$394,408	$524,600	$—	$955,171
Net income				31,794		31,794
Common stock dividends declared ($0.370 per share)				(13,381)		(13,381)
Ending Balance - September 30, 2020	36,163	$36,163	$394,408	$543,013	$—	$973,584

Three Months Ended September 30, 2021
Beginning Balance	36,163	$36,163	$394,686	$576,452	$—	$1,007,301
Net income				34,917		34,917
Common stock dividends declared ($0.388 per share)				(14,013)		(14,013)
Equity-based compensation plans and other			80			80
Ending Balance - September 30, 2021	36,163	$36,163	$394,766	$597,356	$—	$1,028,285

Nine Months Ended September 30, 2020
Beginning Balance	34,668	$34,668	$316,268	$504,740	$—	$855,676
Net income				76,622		76,622
Common stock dividends declared ($1.075 per share)				(38,349)		(38,349)
Common stock issued, net	1,495	1,495	78,140			79,635
Ending Balance - September 30, 2020	36,163	$36,163	$394,408	$543,013	$—	$973,584

Nine Months Ended September 30, 2021
Beginning Balance	36,163	$36,163	$394,408	$545,429	$—	$976,000
Net income				92,701		92,701
Common stock dividends declared ($1.128 per share)				(40,774)		(40,774)
Equity-based compensation plans and other			358			358
Ending Balance - September 30, 2021	36,163	$36,163	$394,766	$597,356	$—	$1,028,285

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Income (unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Operating Revenues:
Electric revenues	$121,853	$116,568	$324,574	$303,556
Gas revenues	24,020	18,643	119,944	98,568
Total Operating Revenues	145,873	135,211	444,518	402,124

Operating Expenses:
Fuel for electric generation	18,486	12,945	42,570	31,343
Purchased power	8,646	10,708	28,914	32,050
Cost of gas sold	8,780	3,812	57,728	40,950
Other operations and maintenance	48,315	45,591	143,978	135,634
Depreciation and amortization	18,991	18,592	55,968	55,193
Other general taxes	4,878	5,010	14,730	14,892
Total Operating Expenses	108,096	96,658	343,888	310,062
Operating Income	37,777	38,553	100,630	92,062

Other income, net	3,306	4,093	6,375	11,005
Interest expense, net	(6,089)	(5,802)	(17,623)	(17,848)
Income before income taxes	34,994	36,844	89,382	85,219
Income tax provision	(1,993)	(6,611)	(1,853)	(14,028)
Net Income	$33,001	$30,233	$87,529	$71,191
Less: Net Income Attributable to Noncontrolling
Interest, net of tax	(5,627)	(5,493)	(16,755)	(16,754)
Net Income Attributable to MGE	$27,374	$24,740	$70,774	$54,437

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2021	2020
Operating Activities:
Net income	$87,529	$71,191
Items not affecting cash:
Depreciation and amortization	55,968	55,193
Deferred income taxes	1,375	7,334
Provision for doubtful receivables	1,163	1,078
Employee benefit plan cost (credit)	(935)	(2,813)
Other items	864	1,234
Changes in working capital items:
(Increase) decrease in current assets	(11,777)	3,352
Increase (decrease) in current liabilities	2,528	(5,212)
Cash contributions to pension and other postretirement plans	(4,823)	(4,576)
Other noncurrent items, net	3,559	5,090
Cash Provided by Operating Activities	135,451	131,871

Investing Activities:
Capital expenditures	(114,142)	(139,055)
Other	(1,449)	(1,512)
Cash Used for Investing Activities	(115,591)	(140,567)

Financing Activities:
Distributions to parent from noncontrolling interest	(10,500)	(16,000)
Capital contribution from parent	—	30,000
Repayments of long-term debt	(3,567)	(22,784)
Issuance of long-term debt	100,000	19,300
Net repayments of short-term debt	(52,500)	—
Other	(1,503)	(1,144)
Cash Provided by Financing Activities	31,930	9,372

Change in cash, cash equivalents, and restricted cash	51,790	676
Cash, cash equivalents, and restricted cash at beginning of period	6,404	5,529
Cash, cash equivalents, and restricted cash at end of period	$58,194	$6,205

Supplemental disclosures of cash flow information:
Significant noncash investing activities:
Accrued capital expenditures	$8,213	$23,594

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Balance Sheets (unaudited)

(In thousands)

	September 30,	December 31,
ASSETS	2021	2020
Current Assets:
Cash and cash equivalents	$57,003	$4,103
Accounts receivable, less reserves of $4,937 and $5,787, respectively	43,162	41,384
Affiliate receivables	532	532
Other accounts receivable, less reserves of $1,257 and $1,290, respectively	12,947	7,295
Unbilled revenues	22,973	27,511
Materials and supplies, at average cost	31,179	32,513
Fuel for electric generation, at average cost	3,724	6,356
Stored natural gas, at average cost	15,624	8,396
Prepaid taxes	13,210	14,848
Regulatory assets - current	8,060	14,748
Other current assets	12,884	11,326
Total Current Assets	221,298	169,012
Affiliate receivable long-term	1,721	2,118
Regulatory assets	135,603	142,504
Pension benefit asset	25,594	13,873
Other deferred assets and other	27,839	22,448
Property, Plant, and Equipment:
Property, plant, and equipment, net	1,743,475	1,630,314
Construction work in progress	103,919	139,099
Total Property, Plant, and Equipment	1,847,394	1,769,413
Investments	244	603
Total Assets	$2,259,693	$2,119,971

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$4,859	$4,771
Short-term debt	—	52,500
Accounts payable	57,404	54,576
Accrued interest and taxes	7,723	10,405
Accrued payroll related items	12,109	12,635
Regulatory liabilities - current	31,293	41,664
Derivative liabilities	160	10,160
Other current liabilities	9,922	6,042
Total Current Liabilities	123,470	192,753
Other Credits:
Deferred income taxes	210,071	200,390
Investment tax credit - deferred	31,011	21,821
Regulatory liabilities	149,028	142,239
Accrued pension and other postretirement benefits	77,406	78,168
Derivative liabilities	—	3,980
Finance lease liabilities	17,828	17,532
Other deferred liabilities and other	86,927	72,173
Total Other Credits	572,271	536,303
Capitalization:
Common shareholder's equity	801,190	730,416
Noncontrolling interest	147,451	141,196
Total Equity	948,641	871,612
Long-term debt	615,311	519,303
Total Capitalization	1,563,952	1,390,915
Commitments and contingencies (see Footnote 8)
Total Liabilities and Capitalization	$2,259,693	$2,119,971

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Equity (unaudited)

(In thousands)

					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling
	Shares	Value	Capital	Earnings	Income/(Loss)	Interest	Total
Three Months Ended September 30, 2020
Beginning balance	17,348	$17,348	$252,917	$426,718	$—	$143,064	$840,047
Net income				24,740		5,493	30,233
Distributions to parent from noncontrolling interest						(7,500)	(7,500)
Ending Balance - September 30, 2020	17,348	$17,348	$252,917	$451,458	$—	$141,057	$862,780

Three Months Ended September 30, 2021
Beginning balance	17,348	$17,348	$252,917	$503,551	$—	$144,824	$918,640
Net income				27,374		5,627	33,001
Distributions to parent from noncontrolling interest						(3,000)	(3,000)
Ending Balance - September 30, 2021	17,348	$17,348	$252,917	$530,925	$—	$147,451	$948,641

Nine Months Ended September 30, 2020
Beginning balance	17,348	$17,348	$222,917	$397,021	$—	$140,303	$777,589
Net income				54,437		16,754	71,191
Capital contributions from parent			30,000				30,000
Distributions to parent from noncontrolling interest						(16,000)	(16,000)
Ending Balance - September 30, 2020	17,348	$17,348	$252,917	$451,458	$—	$141,057	$862,780

Nine Months Ended September 30, 2021
Beginning balance	17,348	$17,348	$252,917	$460,151	$—	$141,196	$871,612
Net income				70,774		16,755	87,529
Distributions to parent from noncontrolling interest						(10,500)	(10,500)
Ending Balance - September 30, 2021	17,348	$17,348	$252,917	$530,925	$—	$147,451	$948,641

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc., and Madison Gas and Electric Company

Notes to Consolidated Financial Statements (unaudited)

September 30, 2021

1. Summary of Significant Accounting Policies – MGE Energy and MGE.

a.
Basis of Presentation.

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

The accompanying consolidated financial statements as of September 30, 2021, and during the three and nine months ended, are unaudited but include all adjustments that MGE Energy and MGE management consider necessary for a fair statement of their respective financial statements. All adjustments are of a normal, recurring nature except as otherwise disclosed. The year-end consolidated balance sheet information was derived from the audited balance sheet appearing in the 2020 Annual Report on Form 10-K but does not include all disclosures required by accounting principles generally accepted in the United States of America. These notes should be read in conjunction with the financial statements and the notes on pages 62 through 115 of the 2020 Annual Report on Form 10-K.

b.
Cash, Cash Equivalents, and Restricted Cash.

The following table presents the components of total cash, cash equivalents, and restricted cash on the consolidated balance sheets.

	MGE Energy		MGE
	September 30,	December 31,	September 30,	December 31,
(In thousands)	2021	2020	2021	2020
Cash and cash equivalents	$70,454	$44,738	$57,003	$4,103
Restricted cash	641	644	641	644
Receivable - margin account	550	1,657	550	1,657
Cash, cash equivalents, and restricted cash	$71,645	$47,039	$58,194	$6,404

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

c.
Property, Plant, and Equipment.

Columbia.

An asset that will be retired in the near future and substantially in advance of its previously expected retirement date is subject to abandonment accounting. In the second quarter of 2021, the operator of Columbia received approval from MISO to retire Columbia Units 1 and 2. The co-owners intend to retire Unit 1 by the end of 2023 and Unit 2 by the end of 2024. Final timing and retirement dates for Units 1 and 2 are subject to PSCW and regional reviews, including identification and approval of energy and capacity resources to replace Columbia. As of September 30, 2021, early retirement of Columbia was probable. The net book value of our ownership share of this generating unit was $161.6 million as of September 30, 2021. This amount was classified as plant to be retired within "Property, plant, and equipment, net" on the consolidated balance sheets. Assets for Columbia Unit 1 and Unit 2 are currently included in rate base, and MGE continues to depreciate them on a straight-line basis using the composite depreciation rates approved by the PSCW that included retirement dates of 2029 for Unit 1 and 2038 for Unit 2. If it becomes probable that regulators will disallow full recovery or a return on the remaining net book value of a generating unit that is either abandoned or probable of being abandoned, an impairment loss would be required. An impairment loss would be recorded for the difference of the remaining net book value of the generating unit that is greater than the present value of the amount expected to be recovered from ratepayers. No impairment was recorded as of September 30, 2021.

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

MGE Transco and MGEE Transco have accounted for their investments in ATC and ATC Holdco, respectively, under the equity method of accounting. Equity earnings from investments are recorded as "Other income" on the consolidated statements of income of MGE Energy. MGE Transco recorded the following amounts related to its investment in ATC:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2021	2020	2021	2020
Equity earnings from investment in ATC	$2,500	$2,319	$7,333	$7,724
Dividends from investments	1,942	2,349	5,842	6,620
Capital contributions to ATC	—	359	—	892

ATC Holdco was formed in December 2016. ATC Holdco's transmission development activities have been suspended for the near term.

ATC's summarized financial data is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2021	2020	2021	2020
Operating revenues	$186,785	$187,833	$561,379	$577,705
Operating expenses	(91,340)	(92,975)	(278,828)	(285,697)
Other income, net	123	643	1,164	1,924
Interest expense, net	(28,674)	(28,801)	(86,337)	(83,947)
Earnings before members' income taxes	$66,894	$66,700	$197,378	$209,985

MGE receives transmission and other related services from ATC. During the three and nine months ended September 30, 2021, MGE recorded $8.0 million and $24.0 million, respectively, for transmission services received compared to $7.7 million and $23.0 million for the comparable periods in 2020. MGE also provides a variety of operational, maintenance, and project management work for ATC, which is reimbursed by ATC. As of September 30, 2021, and December 31, 2020, MGE had a receivable due from ATC of $4.7 million and $2.6 million, respectively. The receivable is primarily related to Badger Hollow I and II. MGE is reimbursed for these costs after the new generation assets are placed into service.

4. Taxes - MGE Energy and MGE.

Effective Tax Rate.

The consolidated income tax provision differs from the amount computed by applying the statutory federal income tax rate to income before income taxes, as follows:

	MGE Energy		MGE
Three Months Ended September 30,	2021	2020	2021	2020
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	6.2	6.3	6.2	6.2
Amortized investment tax credits	(1.2)	(0.1)	(1.3)	(0.1)
Credit for electricity from wind energy	(4.8)	(5.0)	(5.2)	(5.4)
AFUDC equity, net	(1.1)	(1.1)	(1.2)	(1.2)
Amortization of utility excess deferred tax - tax reform(a)	(12.4)	(2.0)	(13.5)	(2.2)
Other, net, individually insignificant	(0.4)	(0.4)	(0.3)	(0.4)
Effective income tax rate	7.3%	18.7%	5.7%	17.9%

	MGE Energy		MGE
Nine Months Ended September 30,	2021	2020	2021	2020
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	6.2	6.3	6.2	6.2
Amortized investment tax credits	(1.4)	(0.1)	(1.5)	(0.1)
Credit for electricity from wind energy	(6.0)	(6.1)	(6.6)	(6.6)
AFUDC equity, net	(1.0)	(1.3)	(1.1)	(1.4)
Amortization of utility excess deferred tax - tax reform(a)	(14.5)	(2.4)	(15.9)	(2.6)
Other, net, individually insignificant	(0.1)	(0.1)	-	-
Effective income tax rate	4.2%	17.3%	2.1%	16.5%

(a)
Included are impacts of the 2017 Tax Act for the regulated utility for excess deferred taxes recognized using a normalization method of accounting in recognition of IRS rules that restrict the rate at which the excess deferred taxes may be returned to utility customers. For the three months ended September 30, 2021 and 2020, MGE recognized $0.7 million. For the nine months ended September 30, 2021 and 2020, MGE recognized $2.0 million. Included in the 2021 rate settlement was a one-time return to customers of the electric portion of excess deferred taxes related to the 2017 Tax Act not restricted by IRS normalization rules. For the three and nine months ended September 30, 2021, MGE recognized $3.3 million and $9.9 million, respectively.

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

The following table presents the components of net periodic benefit costs recognized.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2021	2020	2021	2020
Pension Benefits
Components of net periodic benefit cost:
Service cost	$1,432	$1,324	$4,296	$3,972
Interest cost	2,280	3,052	6,840	9,157
Expected return on assets	(7,372)	(6,807)	(22,115)	(20,422)
Amortization of:
Prior service credit	(31)	(31)	(93)	(93)
Actuarial loss	1,662	1,339	4,985	4,018
Net periodic benefit (credit) cost	$(2,029)	$(1,123)	$(6,087)	$(3,368)

Postretirement Benefits
Components of net periodic benefit cost:
Service cost	$362	$316	$1,086	$948
Interest cost	387	570	1,161	1,709
Expected return on assets	(819)	(789)	(2,457)	(2,366)
Amortization of:
Transition obligation	1	1	2	2
Prior service credit	(379)	(667)	(1,138)	(2,001)
Actuarial loss	123	55	370	165
Net periodic benefit (credit) cost	$(325)	$(514)	$(976)	$(1,543)

As approved by the PSCW, MGE is allowed to defer differences between actual employee benefit plan costs and costs reflected in current rates. The deferred costs may be recovered or refunded in MGE's next rate filing. During the three and nine months ended September 30, 2021, MGE recovered $0.3 million and $3.9 million of pension and other postretirement costs, respectively, compared to $0.2 million and $0.7 million for the comparable periods in 2020. The recovery of these costs reduced the amount previously deferred and has not been reflected in the table above.

During the three and nine months ended September 30, 2021, MGE deferred $2.8 million and $5.4 million, respectively, of savings from 2021 employee benefit plan costs and recorded as a regulatory liability. The deferred savings has not been reflected in the table above.

6. Equity and Financing Arrangements.

a.
Common Stock - MGE Energy.

MGE Energy sells shares of its common stock through its Direct Stock Purchase and Dividend Reinvestment Plan (the Stock Plan). Those shares may be newly issued shares or shares that are purchased in the open market by an independent agent for participants in the Stock Plan. All sales under the Stock Plan are covered by a shelf registration statement that MGE Energy filed with the SEC. During the three and nine months ended September 30, 2021, MGE Energy issued no new shares of common stock under the Stock Plan.

In May 2020, MGE Energy issued 1.5 million shares of its common stock in an underwritten offering. MGE Energy received proceeds, net of underwriter fees and issuance costs, of $79.6 million from the issuance and sale of those shares. The net proceeds are being used for general corporate purposes, including funding capital expenditures being made by MGE.

b.
Dilutive Shares Calculation - MGE Energy.

As of September 30, 2021, 13,021 shares were included in the calculation of diluted earnings per share related to nonvested equity awards. See Footnote 7 for additional information on shared-based compensation awards.

c.
Long-term Debt - MGE Energy and MGE.

In May 2021, MGE entered into a private placement Note Purchase Agreement in which it committed to issue $60 million of new long-term debt (Series A), carrying an interest rate of 2.48% per annum over its 10-year life, and $40 million of new long-term debt (Series B), carrying an interest rate of 2.63% per annum over its 12-year life. Funding occurred on June 15, 2021, for Series B and August 27, 2021, for Series A. The proceeds of the debt financing will be used to assist with capital expenditures and other corporate obligations. The covenants of this debt are substantially consistent with MGE's existing unsecured long-term debt.

7. Share-Based Compensation - MGE Energy and MGE.

During the three and nine months ended September 30, 2021, MGE recorded $0.3 million and $1.6 million, respectively, in compensation expense related to share-based compensation awards under the 2006 Performance Unit Plan, the 2020 Performance Unit Plan, the 2013 Director Incentive Plan, and the 2021 Long-Term Incentive Plan (2021 Plan) compared to $0.2 million and $0.3 million for the comparable periods in 2020.

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

a.
Environmental - MGE Energy and MGE.

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

These initiatives, proposed rules, and court challenges include:

•
The EPA's promulgated water Effluent Limitations Guidelines (ELG) and standards for steam electric power plants which focus on the reduction of metals and other pollutants in wastewater from new and existing power plants. The standards were finalized in August 2020.

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

•
The EPA's cooling water intake rules require cooling water intake structures at electric power plants to meet best technology available (BTA) standards to reduce the mortality from entrainment (drawing aquatic life into a plant's cooling system) and impingement (trapping aquatic life on screens).

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

•
The EPA's Coal Combustion Residuals Rule (CCR), which regulates as a solid waste coal ash from burning coal for the purpose of generating electricity and defines what ash use activities would be considered generally exempt beneficial reuse of coal ash. The CCR rule also regulates landfills, ash ponds, and other surface impoundments used for coal combustion residuals by regulating their design, location, monitoring, and operation. In August 2020, the EPA revised the CCR rule to require owners or operators of coal-fired power plants to stop transporting CCR and non-CCR wastewater to unlined surface impoundments. In addition, regulated entities must initiate impoundment closure as soon as feasible and in no event later than April 2021, unless the EPA grants an extension. Columbia requested an extension to comply by October 2022. The EPA has not formally approved the extension. The reviews have been put on hold pending an overall review of rules promulgated in the final year of the previous administration. The Columbia owners anticipate that the EPA will approve the extension request. However, we will not know the extension request outcome with any certainty until the EPA completes their rules review.

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
Purchase Contracts - MGE Energy and MGE.

MGE Energy and MGE have entered into various commodity supply, transportation, and storage contracts to meet their obligations to deliver electricity and natural gas to customers. Management expects to recover these costs in future customer rates. The following table shows future commitments related to purchase contracts as of September 30, 2021:

(In thousands)	2021	2022	2023	2024	2025	Thereafter
Coal(a)	$5,050	$12,400	$6,447	$1,617	$894	$—
Natural gas
Transportation and storage(b)	6,665	23,305	23,919	23,919	23,919	25,210
Supply(c)	21,432	20,033	—	—	—	—
Other	3,897	3,192	1,676	890	104	892
	$37,044	$58,930	$32,042	$26,426	$24,917	$26,102

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

9. Rate Matters - MGE Energy and MGE.

a.
Rate Proceedings.

In September 2021, MGE filed with the PSCW a proposed settlement agreement for its pending 2022 rate case. The settlement agreement proposes a 5.16% increase to electric rates and a 2.15% increase to gas rates for 2022. The proposed electric and gas rate increases are driven by an increase in rate base including our investments in Badger Hollow I and a new customer information system. Also driving the requested electric increase is the completion in 2021 of the one-time return of the electric excess deferred tax credit related to the 2017 Tax Act not restricted by IRS normalization rules. Included in the proposed electric residential rate is a reduction in the customer charge. As part of the settlement agreement for 2023, MGE is proposing a 0.96% increase in gas rates and to address a potential electric rate change through a limited rate case re-opener. The proposed return on common stock equity for 2022 is 9.8% based on a proposed capital structure consisting of 55.6% common equity in 2022. PSCW approval of the settlement agreement is pending. A final order is expected before the end of the year.

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

On January 27, 2021, Sierra Club and Vote Solar filed a petition with the Dane County Circuit Court seeking review of the PSCW decision approving the rate settlement in MGE's 2021 rate case. The PSCW is named as the responding party; MGE is not named as a party. The petition challenges the process the PSCW used to approve the portion of the settlement relating to electric rates and the electric customer fixed charge that does not vary with usage. The requested relief is unclear. The revenue requirement approved by the PSCW in the settlement has not been challenged. The PSCW is expected to vigorously defend its approval of the rate case settlement. MGE has intervened in the proceedings to further defend the PSCW's decision. This litigation is currently stayed pending MGE's 2022 rate case proceedings.

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

b.
Fuel Rules.

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

In September 2021, the PSCW issued a final decision in the 2020 fuel rules proceedings for MGE to refund $3.2 million of additional fuel savings realized during 2020 plus accrued interest to its retail electric customers over a one-month period in October 2021. There was no change to the refund in the fuel rules proceedings from the amount MGE deferred in the previous year.

As of September 30, 2021, MGE had no deferred 2021 fuel savings or costs.

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

b.
Notional Amounts.

The gross notional volume of open derivatives is as follows:

	September 30, 2021		December 31, 2020
Commodity derivative contracts	290,520	MWh	259,080	MWh
Commodity derivative contracts	9,050,000	Dth	6,030,000	Dth
FTRs	3,280	MW	2,869	MW
PPA	400	MW	850	MW

c.
Financial Statement Presentation.

MGE purchases and sells exchange-traded and over-the-counter options, swaps, and future contracts. These arrangements are primarily entered into to help stabilize the price risk associated with gas or power purchases. These transactions are employed by both MGE's gas and electric segments. Additionally, as a result of the firm transmission agreements that MGE holds on electricity transmission paths in the MISO market, MGE holds financial transmission rights (FTRs). An FTR is a financial instrument that entitles the holder to a stream of revenues or charges based on the differences in hourly day-ahead energy prices between two points on the transmission grid. The fair values of these instruments are offset with a corresponding regulatory asset/liability depending on whether they are in a net loss/gain position. Depending on the nature of the instrument, the gain or loss associated with these transactions will be reflected as cost of gas sold, fuel for electric generation, or purchased power expense in the delivery month applicable to the instrument. As of September 30, 2021, and December 31, 2020, the fair value of exchange traded derivatives and FTRs exceeded their cost basis by $13.8 million and $0.2 million, respectively.

MGE is a party to a purchased power agreement that provides MGE with firm capacity and energy during a base term from June 1, 2012, through May 31, 2022. The agreement is accounted for as a derivative contract and is recognized at its fair value on the consolidated balance sheets. However, the derivative qualifies for regulatory deferral and is recognized with a corresponding regulatory asset or liability depending on whether the fair value is in a loss or gain position. The fair value of the contract as of September 30, 2021, and December 31, 2020, reflected a loss position of $0.2 million and $14.1 million, respectively. The actual cost will be recognized in purchased power expense in the month of purchase.

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

	Derivative	Derivative
(In thousands)	Assets	Liabilities	Balance Sheet Location
September 30, 2021
Commodity derivative contracts(a)	$13,426	$375	Other current assets
Commodity derivative contracts(a)	559	—	Other deferred charges
FTRs	225	—	Other current assets
PPA	N/A	160	Derivative liability (current)
PPA	N/A	—	Derivative liability (long-term)

December 31, 2020
Commodity derivative contracts(b)	$617	$593	Other current assets
Commodity derivative contracts(b)	189	39	Other deferred charges
FTRs	—	23	Other current liabilities
PPA	N/A	10,160	Derivative liability (current)
PPA	N/A	3,980	Derivative liability (long-term)

(a)
As of September 30, 2021, MGE received collateral of $9.2 million from counterparties under a master netting agreement for outstanding exchange traded derivative positions. The fair value of the derivative asset disclosed in this table has not been reduced for the collateral received.
(b)
No collateral was posted against derivative positions as of December 31, 2020.

The following tables show the effect of netting arrangements for recognized derivative assets and liabilities that are subject to a master netting arrangement or similar arrangement on the consolidated balance sheets.

Offsetting of Derivative Assets

(In thousands)	Gross Amounts	Gross Amounts Offset in Balance Sheets	Collateral Posted Against Derivative Positions	Net Amount Presented in Balance Sheets
September 30, 2021
Commodity derivative contracts	$13,985	$(375)	$(9,235)	$4,375
FTRs	225	—	—	$225

December 31, 2020
Commodity derivative contracts	$806	$(632)	$—	$174

Offsetting of Derivative Liabilities

(In thousands)	Gross Amounts	Gross Amounts Offset in Balance Sheets	Collateral Posted Against Derivative Positions	Net Amount Presented in Balance Sheets
September 30, 2021
Commodity derivative contracts	$375	$(375)	$—	$—
PPA	160	—	—	160

December 31, 2020
Commodity derivative contracts	$632	$(632)	$—	$—
FTRs	23	—	—	23
PPA	14,140	—	—	14,140

The following tables summarize the unrealized and realized gains/losses related to the derivative instruments on the consolidated balance sheets and the consolidated statements of income.

	2021		2020
(In thousands)	Current and Long-Term Regulatory Asset (Liability)	Other Current Assets	Current and Long-Term Regulatory Asset (Liability)	Other Current Assets
Three Months Ended September 30:
Balance as of July 1,	$2,581	$520	$20,400	$940
Unrealized gain	(18,677)	—	(4,695)	—
Realized gain (loss) reclassified to a deferred account	65	(65)	(207)	207
Realized gain (loss) reclassified to income statement	2,356	311	(1,481)	(164)
Balance as of September 30,	$(13,675)	$766	$14,017	$983

Nine Months Ended September 30:
Balance as of January 1,	$13,989	$1,162	$26,875	$1,100
Unrealized gain	(30,314)	—	(8,032)	—
Realized (loss) gain reclassified to a deferred account	(351)	351	(1,999)	1,999
Realized gain (loss) reclassified to income statement	3,001	(747)	(2,827)	(2,116)
Balance as of September 30,	$(13,675)	$766	$14,017	$983

	Realized Losses (Gains)
	2021		2020
(In thousands)	Fuel for Electric Generation/ Purchased Power	Cost of Gas Sold	Fuel for Electric Generation/ Purchased Power	Cost of Gas Sold
Three Months Ended September 30:
Commodity derivative contracts	$(1,586)	$—	$680	$28
FTRs	(132)	—	184	—
PPA	(949)	—	753	—

Nine Months Ended September 30:
Commodity derivative contracts	$(2,107)	$1,055	$2,303	$1,682
FTRs	(443)	—	78	—
PPA	(759)	—	880	—

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

The PPA has a provision that may require MGE to post collateral if MGE's debt rating falls below investment grade (i.e., below BBB-). The amount of collateral that it may be required to post varies from $20.0 million to $40.0 million, depending on MGE's nominated capacity amount. As of September 30, 2021, no collateral was required to be, or had been, posted. Certain counterparties extend MGE a credit limit. If MGE exceeds these limits, the counterparties may require collateral to be posted. As of September 30, 2021, and December 31, 2020, no counterparties were in a net liability position.

Nonperformance of counterparties to the non-exchange traded derivatives could expose MGE to credit loss. However, MGE enters into transactions only with companies that meet or exceed strict credit guidelines, and it monitors these counterparties on an ongoing basis to mitigate nonperformance risk in its portfolio. As of September 30, 2021, no counterparties had defaulted.
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

	September 30, 2021		December 31, 2020
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
MGE Energy
Assets:
Cash and cash equivalents	$70,454	$70,454	$44,738	$44,738
Liabilities:
Short-term debt - commercial paper	—	—	52,500	52,500
Long-term debt(a)	624,653	692,987	528,220	639,271

MGE
Assets:
Cash and cash equivalents	$57,003	$57,003	$4,103	$4,103
Liabilities:
Short-term debt - commercial paper	—	—	52,500	52,500
Long-term debt(a)	624,653	692,987	528,220	639,271

(a)
Includes long-term debt due within one year. Excludes debt issuance costs and unamortized discount of $4.5 million and $4.1 million as of September 30, 2021, and December 31, 2020, respectively.
b.
Recurring Fair Value Measurements.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis.

	Fair Value as of September 30, 2021
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Derivatives, net(b)	$14,210	$10,451	$—	$3,759
Exchange-traded investments	1,124	1,124	—	—
Total Assets	$15,334	$11,575	$—	$3,759
Liabilities:
Derivatives, net	$535	$365	$—	$170
Deferred compensation	3,496	—	3,496	—
Total Liabilities	$4,031	$365	$3,496	$170

MGE
Assets:
Derivatives, net(b)	$14,210	$10,451	$—	$3,759
Exchange-traded investments	244	244	—	—
Total Assets	$14,454	$10,695	$—	$3,759
Liabilities:
Derivatives, net	$535	$365	$—	$170
Deferred compensation	3,496	—	3,496	—
Total Liabilities	$4,031	$365	$3,496	$170

	Fair Value as of December 31, 2020
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Derivatives, net(b)	$806	$436	$—	$370
Exchange-traded investments	1,750	1,750	—	—
Total Assets	$2,556	$2,186	$—	$370
Liabilities:
Derivatives, net(b)	$14,795	$370	$—	$14,425
Deferred compensation	3,509	—	3,509	—
Total Liabilities	$18,304	$370	$3,509	$14,425

MGE
Assets:
Derivatives, net(b)	$806	$436	$—	$370
Exchange-traded investments	603	603	—	—
Total Assets	$1,409	$1,039	$—	$370
Liabilities:
Derivatives, net(b)	$14,795	$370	$—	$14,425
Deferred compensation	3,509	—	3,509	—
Total Liabilities	$18,304	$370	$3,509	$14,425

(b)
As of September 30, 2021, MGE received collateral of $9.2 million from counterparties under a master netting agreement for outstanding exchange traded derivative positions. The fair value of the derivative asset disclosed in this table has not been reduced for the collateral received. No collateral was posted against derivative positions owed to counterparties under a master netting agreement on the consolidated balance sheet as of December 31, 2020.

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

The following table presents the significant unobservable inputs used in the pricing model.

	Model Input
	September 30,	December 31,
Significant Unobservable Inputs	2021	2020
Basis adjustment:
On peak	95.5%	94.2%
Off peak	96.4%	94.5%
Counterparty fuel mix:
Internal generation - range	41%-66%	46%-65%
Internal generation - weighted average	54.2%	56.5%
Purchased power - range	59%-34%	54%-35%
Purchased power - weighted average	45.8%	43.5%

The following table summarizes the changes in Level 3 commodity derivative assets and liabilities measured at fair value on a recurring basis.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2021	2020	2021	2020
Beginning balance	$(4,533)	$(21,023)	$(14,055)	$(26,456)
Realized and unrealized gains (losses):
Included in regulatory assets	—	5,296	—	10,729
Included in regulatory liability	8,122	—	17,644	—
Included in other comprehensive income	—	—	—	—
Included in earnings	2,476	(1,524)	2,686	(4,687)
Included in current assets	—	(37)	175	(101)
Purchases	6,638	5,505	18,899	15,837
Sales	—	—	—	—
Issuances	—	—	—	—
Settlements	(9,114)	(3,944)	(21,760)	(11,049)
Balance as of September 30,	$3,589	$(15,727)	$3,589	$(15,727)
Total gains (losses) included in earnings attributed to the change in unrealized gains (losses) related to assets and liabilities held as of September 30,(c)	$—	$—	$—	$—

The following table presents total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis(c).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2021	2020	2021	2020
Purchased power expense	$2,476	$(1,496)	$3,113	$(4,343)
Cost of gas sold expense	—	(28)	(427)	(344)
Total	$2,476	$(1,524)	$2,686	$(4,687)

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

	Ownership	Share of		Share of		Costs incurred as of September 30,		Date of Commercial
Project	Interest	Generation		Estimated Costs		2021(a)		Operation
Badger Hollow I(b)	33%	50	MW	$65	million	$57.8	million	Q4 2021(c)
Badger Hollow II(b)	33%	50	MW	$65	million	$11.5	million	December 2022(c)

(a)
Excluding AFUDC.
(b)
The Badger Hollow I and Badger Hollow II solar farms are located in southwestern Wisconsin in Iowa County, near the villages of Montfort and Cobb.
(c)
Estimated date of commercial operation.

MGE received specific approval to recover 100% AFUDC on each of these projects. During the three and nine months ended September 30, 2021, MGE recognized $1.3 million and $3.6 million, respectively, after tax, in AFUDC for Badger Hollow I and II compared to $0.9 million and $1.8 million for the comparable periods in 2020.

13. Asset Retirement Obligations - MGE Energy and MGE

A liability is recorded for the fair value of an asset retirement obligation (ARO) to be recognized in the period in which it is incurred if it can be reasonably estimated. The offsetting associated asset retirement costs are capitalized as a long-lived asset and depreciated over the asset's useful life. As of September 30, 2021, MGE recorded an obligation of $3.9 million for the fair value of its legal liability for AROs associated with completed renewable projects and $3.5 million for the revision of its ARO legal liability with Columbia ash pond. MGE has regulatory treatment and recognizes regulatory assets or liabilities for the timing differences between when we recover legal AROs in rates and when those costs would actually be recognized.

14. Revenue - MGE Energy and MGE.

Revenues disaggregated by revenue source were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30,		September 30,
Electric revenues	2021	2020	2021	2020
Residential	$44,398	$45,009	$117,229	$113,311
Commercial	60,996	57,822	161,270	152,844
Industrial	3,380	3,234	9,469	8,797
Other-retail/municipal	9,478	8,620	26,340	24,874
Total retail	118,252	114,685	314,308	299,826
Sales to the market	3,071	1,554	8,854	2,604
Other revenues	316	115	948	660
Total electric revenues	121,639	116,354	324,110	303,090

Gas revenues
Residential	14,643	12,436	72,286	61,328
Commercial/Industrial	8,069	5,052	42,972	32,961
Total retail	22,712	17,488	115,258	94,289
Gas transportation	1,256	1,152	4,589	4,179
Other revenues	52	3	97	100
Total gas revenues	24,020	18,643	119,944	98,568

Non-regulated energy revenues	214	214	464	466
Total Operating Revenue	$145,873	$135,211	$444,518	$402,124

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

(In thousands)			Nonregulated	Transmission	All	Consolidation/	Consolidated
MGE Energy	Electric	Gas	Energy	Investment	Others	Elimination	Total
Three Months Ended September 30, 2021
Operating revenues from external customers	$121,639	$24,020	$214	$—	$—	$—	$145,873
Interdepartmental revenues	89	6,689	10,224	—	—	(17,002)	—
Total operating revenues	121,728	30,709	10,438	—	—	(17,002)	145,873
Equity in earnings of investments	—	—	—	2,532	—	—	2,532
Net income (loss)	27,833	(218)	5,386	1,842	74	—	34,917

Three Months Ended September 30, 2020
Operating revenues from external customers	$116,354	$18,643	$214	$—	$—	$—	$135,211
Interdepartmental revenues	209	3,494	10,102	—	—	(13,805)	—
Total operating revenues	116,563	22,137	10,316	—	—	(13,805)	135,211
Equity in earnings of investments	—	—	—	2,353	—	—	2,353
Net income (loss)	24,761	221	5,251	1,710	(149)	—	31,794

Nine Months Ended September 30, 2021
Operating revenues from external customers	$324,110	$119,944	$464	$—	$—	$—	$444,518
Interdepartmental revenues	316	14,377	30,595	—	—	(45,288)	—
Total operating revenues	324,426	134,321	31,059	—	—	(45,288)	444,518
Equity in earnings of investments	—	—	—	7,440	—	—	7,440
Net income (loss)	59,979	11,615	15,935	5,413	(241)	—	92,701

Nine Months Ended September 30, 2020
Operating revenues from external customers	$303,090	$98,568	$466	$—	$—	$—	$402,124
Interdepartmental revenues	584	9,300	30,248	—	—	(40,132)	—
Total operating revenues	303,674	107,868	30,714	—	—	(40,132)	402,124
Equity in earnings of investments	—	—	—	7,780	—	—	7,780
Net income (loss)	46,439	9,216	15,536	5,659	(228)	—	76,622

(In thousands)			Nonregulated	Consolidation/	Consolidated
MGE	Electric	Gas	Energy	Elimination	Total
Three Months Ended September 30, 2021
Operating revenues from external customers	$121,639	$24,020	$214	$—	$145,873
Interdepartmental revenues	89	6,689	10,224	(17,002)	—
Total operating revenues	121,728	30,709	10,438	(17,002)	145,873
Net income (loss) attributable to MGE	27,833	(218)	5,386	(5,627)	27,374

Three Months Ended September 30, 2020
Operating revenues from external customers	$116,354	$18,643	$214	$—	$135,211
Interdepartmental revenues	209	3,494	10,102	(13,805)	—
Total operating revenues	116,563	22,137	10,316	(13,805)	135,211
Net income attributable to MGE	24,761	221	5,251	(5,493)	24,740

Nine Months Ended September 30, 2021
Operating revenues from external customers	$324,110	$119,944	$464	$—	$444,518
Interdepartmental revenues	316	14,377	30,595	(45,288)	—
Total operating revenues	324,426	134,321	31,059	(45,288)	444,518
Net income attributable to MGE	59,979	11,615	15,935	(16,755)	70,774

Nine Months Ended September 30, 2020
Operating revenues from external customers	$303,090	$98,568	$466	$—	$402,124
Interdepartmental revenues	584	9,300	30,248	(40,132)	—
Total operating revenues	303,674	107,868	30,714	(40,132)	402,124
Net income attributable to MGE	46,439	9,216	15,536	(16,754)	54,437

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

During the three months ended September 30, 2021, MGE Energy's earnings were $34.9 million or $0.97 per share compared to $31.8 million or $0.88 per share during the same period in the prior year. MGE's earnings during the three months ended September 30, 2021, were $27.4 million compared to $24.7 million during the same period in the prior year.

During the nine months ended September 30, 2021, MGE Energy's earnings were $92.7 million or $2.56 per share compared to $76.6 million or $2.16 per share during the same period in the prior year. MGE's earnings during the nine months ended September 30, 2021, were $70.8 million compared to $54.4 million during the same period in the prior year.

MGE Energy's net income was derived from our business segments as follows:

	Three Months Ended		Nine Months Ended
(In millions)	September 30,		September 30,
Business Segment:	2021	2020	2021	2020
Electric Utility	$27.8	$24.7	$60.0	$46.4
Gas Utility	(0.2)	0.2	11.6	9.2
Nonregulated Energy	5.4	5.2	15.9	15.5
Transmission Investments	1.8	1.8	5.4	5.7
All Other	0.1	(0.1)	(0.2)	(0.2)
Net Income	$34.9	$31.8	$92.7	$76.6

Our net income during the three and nine months ended September 30, 2021, compared to the same periods in the prior year primarily reflects the effects of the following factors:

Electric Utility

An increase in electric investments included in rate base contributed to increased earnings for 2021. Timing of 2021 depreciation and other operations and maintenance costs also contributed to higher earnings in 2021. Depreciation and operations and maintenance costs are expected to increase during the remainder of 2021 after significant capital projects are completed. The new customer information system went live in September 2021 and Badger Hollow I is expected to be completed in the fourth quarter of 2021. MGE received approval to recover 100% AFUDC during construction of these projects.

Higher electric retail sales resulting from warmer weather in the second quarter of 2021 contributed to higher earnings for the nine months ended September 30, 2021. Cooling degree days (a measure for determining the impact of weather during the cooling season) increased from 213 days in the second quarter of 2020 to 309 days in the second quarter of 2021.

Electric commercial retail sales increased approximately 5% and 3%, respectively, for the three and nine months ended September 30, 2021, compared to the same period in the prior year. The general economic recovery from the COVID-19 pandemic during 2021 contributed to higher electric commercial retail sales.

Gas Utility

An increase in gas investments included in rate base contributed to increased earnings for 2021. Higher gas retail sales resulting from colder weather in the first quarter of 2021 contributed to higher earnings for the nine months ended September 30, 2021. Heating degree days (a measure for determining the impact of weather during the heating season) increased by approximately 11% in the first quarter 2021 compared to the same period in the prior year.

The following developments affected the first nine months of 2021:

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

Utility Solar: Large solar generation projects were recently completed or are under construction, as shown in the following table. Incurred costs are reflected in "Property, plant, and equipment" for projects placed in service or "Construction work in progress" for projects under construction on the consolidated balance sheets. MGE has received specific approval to recover 100% AFUDC on Badger Hollow I and II. After tax, MGE recognized $4.6 million and $0.5 million of AFUDC equity through September 30, 2021, on Badger Hollow I and II, respectively, during construction.

Project	Ownership Interest	Share of Generation	Share of Estimated Costs	Costs Incurred as of September 30, 2021(a)	Date of Commercial Operation
Badger Hollow I	33%	50 MW	$65 million	$57.8 million	Q4 2021(b)
Badger Hollow II	33%	50 MW	$65 million	$11.5 million	December 2022(b)
O'Brien	100%	20 MW	$32 million	$28.8 million	May 2021

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

In the near term, several items may affect us, including:

2022/2023 Rate Case Filing: In September 2021, MGE filed with the PSCW a proposed settlement agreement for its pending 2022 rate case. The settlement agreement proposes a 5.16% increase to electric rates and a 2.15% increase to gas rates for 2022. As part of the settlement agreement for 2023, MGE is proposing a 0.96% increase in gas rates and to address a potential electric rate change through a limited rate case re-opener. See "Other Matters" below for additional information on the 2022/2023 rate case application.

2020 Annual Fuel Proceeding: In September 2021, the PSCW issued a final decision in the 2020 fuel rules proceedings for MGE to refund $3.2 million of additional fuel savings realized during 2020 plus accrued interest to its retail electric customers over a one-month period in October 2021. There was no change to the refund in the fuel rules proceedings from the amount MGE deferred in the previous year.

ATC Return on Equity: As discussed in "Other Matters" below, ATC's authorized ROE, which is used in calculating its rates and revenues, is the subject of a challenge before FERC. A decrease in ATC's ROE could result in lower equity earnings and distributions from ATC in the future. We derived approximately 5.7% and 7.3% of our net income during the nine months ended September 30, 2021 and 2020, respectively, from our investment in ATC.

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

Future Generation – Riverside: In 2016, MGE entered into an agreement with WPL under which MGE may acquire up to 50 MW of capacity in a gas-fired generating plant constructed by WPL at its Riverside Energy Center in Beloit, Wisconsin, during the five-year period following the in-service date of the plant. The plant was placed in service in May 2020. MGE has not yet determined whether it will exercise its option in the Riverside plant. A determination will be made based on a variety of factors during the option period. If MGE acquires 50 MW of capacity, the estimated cost would be approximately $50 million.

Future Generation – Elm Road Units: On November 3, 2021, MGE announced plans to end the use of coal as a primary fuel at the Elm Road Units and transition the plant to natural gas. MGE is a minority owner of Elm Road, owning 8.33%. The approximately 1,230 MW coal-fired plant is owned by WEC Energy Group, whose subsidiary serves as operator, and by WPPI Energy, Inc. This transition is expected to reduce the use of coal at Elm Road substantially by 2030 and to eliminate coal as an energy source at Elm Road by 2035. Transition plans and costs will be subject to PSCW approval.

COVID-19 Update

MGE Energy continues to provide safe and reliable service to our customers despite the challenges presented by the Coronavirus Disease 2019 (COVID-19) pandemic. We have operated continuously throughout the pandemic and suffered no material disruptions in service or employment.

We discuss various COVID-19-related events and their effects below:

•
Governmental and Regulatory Actions. State and local governments issued orders and regulations to restrict or manage business and individual activity. In June 2021 the majority of COVID-related orders were lifted, although certain counties continue to impose mask mandates. Additionally, the PSCW ordered changes to the tariff provisions on March 24, 2020, in response to the COVID-19 pandemic. All restrictions were lifted by November 1, 2020.
•
Liquidity: We remain focused on maintaining strong credit quality. Subject to the duration and severity of the COVID-19 pandemic, we believe we have adequate liquidity on hand to support future operations and capital expenditures over the next twelve months. As of September 30, 2021, MGE Energy and MGE had $70.5 million and $57.0 million, respectively, in cash and cash equivalents and $50.0 million and $99.3 million, respectively, of available borrowing capacity under revolving credit facilities.

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
•
Capital Expenditures & Operations: MGE does not currently expect any material changes to its construction expenditures plans disclosed in "Liquidity and Capital Resources" in the 2020 Annual Report on Form 10-K and updated in "Liquidity and Capital Resources" below resulting from COVID-19. To date, MGE Energy has experienced no material disruptions in utility operations. Our administrative personnel have been working largely remotely, and our field operations have not been materially affected.

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

Three Months Ended September 30, 2021 and 2020

The following table provides a calculation of electric and gas margins (both non-GAAP measures), along with a reconciliation to the most comparable GAAP measure, operating income:

	Three Months Ended September 30,
(In millions)	2021	2020	$ Change
Electric revenues	$121.7	$116.4	$5.3
Fuel for electric generation	(18.5)	(13.0)	(5.5)
Purchased power	(8.6)	(10.7)	2.1
Total Electric Margins	94.6	92.7	1.9

Gas revenues	24.0	18.6	5.4
Cost of gas sold	(8.8)	(3.8)	(5.0)
Total Gas Margins	15.2	14.8	0.4

Other operating revenues	0.2	0.2	—
Other operations and maintenance	(48.5)	(45.8)	(2.7)
Depreciation and amortization	(19.0)	(18.6)	(0.4)
Other general taxes	(4.9)	(5.0)	0.1
Operating Income	$37.6	$38.3	$(0.7)

Operating income during the three months ended September 30, 2021, compared to the same period in the prior year, primarily reflects the effects of the following factors:

•
Electric revenues and fuel costs
o
A $5.3 million increase in electric revenues primarily driven by higher electric retail sales due to economic recovery in MGE's service territory from the COVID-19 pandemic.
o
A $5.5 million increase in fuel for electric generation reflecting higher internal generation and market costs.
•
Gas revenues and cost of gas sold
o
A $5.4 million increase in gas revenue driven by higher cost of gas, which is recovered on a pass-through basis in revenues.
o
A $5.0 million increase in cost of gas sold driven by higher cost per therm of gas. Payments for natural gas increased due to a significant increase in the price of natural gas throughout the central United States in February 2021. The increase in the price of natural gas is related to extreme weather conditions. MGE expects these costs to be recovered by the end of 2021 through our existing recovery mechanism (pass-through basis in customer rates).
•
A $2.7 million increase in other operations and maintenance. See consolidated operations and maintenance expenses section below for a description of the factors contributing to the decrease.

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the periods indicated:

	Revenues			Sales (kWh)
	Three Months Ended September 30,			Three Months Ended September 30,
(In thousands, except cooling degree days)	2021	2020	% Change	2021	2020	% Change
Residential	$44,398	$45,009	(1.4)%	263,833	274,676	(3.9)%
Commercial	60,996	57,822	5.5%	500,434	478,816	4.5%
Industrial	3,380	3,234	4.5%	42,400	43,257	(2.0)%
Other-retail/municipal	9,478	8,620	10.0%	106,919	97,493	9.7%
Total retail	118,252	114,685	3.1%	913,586	894,242	2.2%
Sales to the market	3,071	1,554	97.6%	67,536	49,039	37.7%
Other revenues	316	115	n.m.%	—	—	—%
Total	$121,639	$116,354	4.5%	$981,122	$943,281	4.0%

Cooling degree days (normal 494)				511	519	(1.5)%

n.m. not meaningful

Electric margin, a non-GAAP measure, increased $1.9 million during the three months ended September 30, 2021, compared to the same period in 2020, due to the following:

(In millions)
Revenue subject to refund, net	$2.3
Increase in commercial, industrial and other-retail/municipal volume	1.5
Rate changes	1.1
Other	0.2
Increased fuel costs	(1.5)
Decrease in residential volume	(1.3)
Customer fixed and demand charges	(0.4)
Total	$1.9

•
Revenue subject to refund. For cost recovery mechanisms, any over-collection of revenues resulting from the amount of costs authorized to be collected from customers in rates exceeding actual costs is recorded as a reduction of revenue in the period incurred, as the over-collection is expected to be refunded to customers in a subsequent period. In the year the over-collection is refunded, rates are reduced and offset as revenue subject to refund. There is no margin impact in the year the costs are refunded. The largest driver is related to return of excess deferred taxes related to the 2017 Tax Act in 2021. See Footnote 5 for additional information.
•
Commercial, industrial, and other-retail/municipal volume. During the three months ended September 30, 2021, there was an approximately 5% increase in commercial sales compared to the same period in the prior year driven. This increase was driven by economic recovery from the COVID-19 pandemic and the lifting of associated governmental regulations and restrictions on activity.
•
Rate changes. MGE's PSCW-approved 2020 Fuel Cost Plan resulted in a fuel credit that decreased rates by 0.84% in 2020. Rates charged to retail customers during the three months ended September 30, 2021, were $1.1 million higher than those charged during the same period in the prior year as a result of the fuel credit from 2020 ending.
•
Fuel costs. Fuel costs increased during the three months ended September 30, 2021, primarily as a result of higher costs to generate and purchase electricity in the market. Renewable owned resources have no generation costs and the delay in the commercial operation of Badger Hollow I solar farm has contributed to higher replacement energy costs for MGE.
•
Residential volume. During the three months ended September 30, 2021, residential sales decreased by approximately 4% compared to the same period in the prior year. This decrease was driven by a shift in usage patterns associated with the recovery from the COVID-19 pandemic and a return to traditional work environments.

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class for each of the periods indicated:

	Revenues			Therms Delivered
(In thousands, except HDD and average rate	Three Months Ended September 30,			Three Months Ended September 30,
per therm of retail customer)	2021	2020	% Change	2021	2020	% Change
Residential	$14,643	$12,436	17.7%	5,987	6,537	(8.4)%
Commercial/Industrial	8,069	5,052	59.7%	8,889	9,368	(5.1)%
Total retail	22,712	17,488	29.9%	14,876	15,905	(6.5)%
Gas transportation	1,256	1,152	9.0%	15,212	16,092	(5.5)%
Other revenues	52	3	n.m.%	—	—	—%
Total	$24,020	$18,643	28.8%	$30,088	$31,997	(6.0)%

Heating degree days (normal 148)				50	175	(71.4)%
Average rate per therm of
retail customer	$1.527	$1.100	38.8%

n.m. not meaningful

Gas margin, a non-GAAP measure, increased $0.4 million during the three months ended September 30, 2021, compared to the same period in 2020, due to the following:

(In millions)
Rate changes	$0.4
Other	0.2
Revenue subject to refund, net	(0.2)
Total	$0.4

•
Rate changes. In December 2020, the PSCW authorized MGE to increase 2021 rates for retail gas customers by approximately 4.0%.

MGE recovers the cost of natural gas in its gas segment through the purchased gas adjustment clause (PGA). Under the PGA, MGE is able to pass through to its gas customers the cost of gas. Changes in PGA recoveries affect revenues but do not change net income. Payments for natural gas increased due to the significant increase in natural gas costs seen throughout the central part of the country in February 2021 related to extreme weather conditions driving higher rates during the three months ended September 30, 2021. MGE expects the increase in natural gas costs from February 2021 to be recovered by the end of 2021 through the PGA.

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

Consolidated operations and maintenance expenses

During the three months ended September 30, 2021, operations and maintenance expenses increased $2.7 million, compared to the same period in the prior year. The following contributed to the net change:

(In millions)
Increased electric production expenses	$1.5
Increased customer accounts costs	0.9
Increased administrative and general costs	0.5
Increased transmission costs	0.4
Increased customer services	0.3
Decreased electric distribution expenses	(0.6)
Decreased gas distribution expenses	(0.3)
Total	$2.7

•
Increased electric production expenses are related to increased maintenance costs for Saratoga and Two Creeks.
•
Increased customer accounts costs are related to increased costs associated with the new customer information system, which went live in September 2021.

Nonregulated Energy Operations - MGE Energy and MGE

The nonregulated energy operations are conducted through MGE Energy's subsidiaries: MGE Power Elm Road (the Elm Road Units) and MGE Power West Campus (WCCF), which have been formed to own and lease electric generating capacity to assist MGE. During the three months ended September 30, 2021 and 2020, net income at the nonregulated energy operations segment was $5.4 million and $5.3 million, respectively.

Transmission Investment Operations - MGE Energy

The transmission investment segment holds our interest in ATC and ATC Holdco, and its income reflects our equity in the earnings of those investments. ATC Holdco was formed in December 2016 to pursue transmission development opportunities which typically have long development and investment lead times before becoming operational. ATC Holdco's transmission development activities have been suspended for the near term. During the three months ended September 30, 2021 and 2020, other income at the transmission investment segment was $2.5 million and $2.4 million, respectively. In May 2020, the FERC issued an opinion further refining the methodology for setting the ROE that electric utilities are authorized to earn, which adjusted ATC's ROE to 10.02%. See Footnote 3 of the Notes to Consolidated Financial Statements in this Report and "Other Matters" below for additional information concerning ATC and summarized financial information regarding ATC.

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

	Three Months Ended
	September 30,
(In millions)	2021	2020
MGE Power Elm Road	$3.8	$3.7
MGE Power West Campus	1.8	1.8

Nine Months Ended September 30, 2021 and 2020

The following table provides a calculation of electric and gas margins (non-GAAP), along with a reconciliation to the most comparable GAAP measure, operating income:

	Nine Months Ended September 30,
(In millions)	2021	2020	$ Change
Electric revenues	$324.1	$303.1	$21.0
Fuel for electric generation	(42.6)	(31.3)	(11.3)
Purchased power	(28.9)	(32.0)	3.1
Total Electric Margins	252.6	239.8	12.8

Gas revenues	119.9	98.6	21.3
Cost of gas sold	(57.7)	(41.0)	(16.7)
Total Gas Margins	62.2	57.6	4.6

Other operating revenues	0.5	0.5	—
Other operations and maintenance	(144.6)	(136.5)	(8.1)
Depreciation and amortization	(56.0)	(55.2)	(0.8)
Other general taxes	(14.7)	(14.9)	0.2
Operating Income	$100.0	$91.3	$8.7

Operating income during the nine months ended September 30, 2021, compared to the same period in the prior year primarily reflects the effects of the following factors:

•
Electric revenues and fuel costs
o
A $21.0 million increase in electric revenues primarily driven by an increase in electric retail sales due to warmer weather and economic recovery in MGE's service territory from the COVID-19 pandemic.
o
An $11.3 million increase in fuel for electric generation reflecting higher internal generation and market costs.

o
A $3.1 million decrease in purchased power costs driven by lower market purchases as a result of higher internal generation.
•
Gas revenues and cost of gas sold
o
A $21.3 million increase in gas revenue driven by higher customer demand resulting from colder weather in the first quarter of 2021 and higher rates reflecting a higher cost of gas, which is recovered on a pass-through basis in revenues.
o
A $16.7 million increase in cost of gas sold driven by higher cost per therm of gas. Average cost per therm increased approximately 37%. Payments for natural gas increased due to a significant increase in the price of natural gas throughout the central United States in February 2021. The increase in the price of natural gas is related to extreme weather conditions. MGE expects these costs to be recovered by the end of 2021 through our existing recovery mechanism (pass-through basis in customer rates). An increase in volume of approximately 3% also contributed to the increased cost.
•
An $8.1 million increase in other operations and maintenance. See consolidated operations and maintenance expenses section below for a description of the factors contributing to the increase.
•
A $0.8 million increase in depreciation and amortization expense.

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the periods indicated:

	Revenues			Sales (kWh)
	Nine Months Ended September 30,			Nine Months Ended September 30,
(In thousands, except cooling degree days)	2021	2020	% Change	2021	2020	% Change
Residential	$117,229	$113,311	3.5%	693,739	684,585	1.3%
Commercial	161,270	152,844	5.5%	1,352,091	1,308,511	3.3%
Industrial	9,469	8,797	7.6%	122,493	122,106	0.3%
Other-retail/municipal	26,340	24,874	5.9%	276,950	263,029	5.3%
Total retail	314,308	299,826	4.8%	2,445,273	2,378,231	2.8%
Sales to the market	8,854	2,604	n.m. %	201,902	92,539	n.m. %
Other revenues	948	660	43.6%	—	—	-%
Total	$324,110	$303,090	6.9%	2,647,175	2,470,770	7.1%

Cooling degree days (normal 678)				820	732	12.0%

n.m. not meaningful

Electric margin, a non-GAAP measure, increased $12.8 million during the nine months ended September 30, 2021, compared to the same period in 2020, due to the following:

(In millions)
Revenue subject to refund, net	$7.3
Rate changes	3.2
Increase in commercial, industrial and other-retail/municipal volume	3.0
Increase in residential volume	1.0
Other	0.3
Customer fixed and demand charges	(1.5)
Increased fuel costs	(0.5)
Total	$12.8

•
Revenue subject to refund. For cost recovery mechanisms, any over-collection of revenues resulting from the amount of costs authorized to be collected from customers in rates exceeding actual costs is recorded as a reduction of revenue in the period incurred, as the over-collection is expected to be refunded to customers in a subsequent period. In the year the over-collection is refunded, rates are reduced and offset as revenue subject to refund. There is no margin impact in the year the costs are refunded. The largest driver is related to return of excess deferred taxes related to the 2017 Tax Act in 2021. See Footnote 5 for additional information.
•
Rate changes. MGE's PSCW-approved 2020 Fuel Cost Plan resulted in a fuel credit that decreased rates by 0.84% in 2020. Rates charged to retail customers during the nine months ended September 30, 2021, were

$3.2 million higher than those charged during the same period in the prior year as a result of the fuel credit from 2020 ending.
•
Commercial, industrial, and other-retail/municipal volume. During the nine months ended September 30, 2021, there was an approximately 3% increase in commercial sales compared to the same period in the prior year. This increase was driven by economic recovery from the COVID-19 pandemic and the lifting of associated governmental regulations and restrictions on activity.
•
Residential volume. During the nine months ended September 30, 2021, there was approximately 1% increase in residential sales driven by favorable weather conditions in the first half of 2021. The weather impact was partially offset by a decrease in residential usage associated with the recovery from the COVID-19 pandemic and a return to traditional work environments, which has occurred throughout 2021.
•
Customer fixed and demand charges. During the nine months ended September 30, 2021, fixed and demand charges decreased $1.5 million primarily attributable to the decrease in demand charges for commercial customers. The COVID-19 pandemic and associated governmental regulations and restrictions on activity impacted commercial business operations leading to reduced sales.

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class for each of the periods indicated:

	Revenues			Therms Delivered
(In thousands, except HDD and average rate per	Nine Months Ended September 30,			Nine Months Ended September 30,
therm of retail customer)	2021	2020	% Change	2021	2020	% Change
Residential	$72,286	$61,328	17.9%	68,791	68,394	0.6%
Commercial/Industrial	42,972	32,961	30.4%	64,179	62,582	2.6%
Total retail	115,258	94,289	22.2%	132,970	130,976	1.5%
Gas transportation	4,589	4,179	9.8%	55,150	55,002	0.3%
Other revenues	97	100	(3.0)%	—	—	—%
Total	$119,944	$98,568	21.7%	188,120	185,978	1.2%

Heating degree days (normal 4,497)				4,404	4,315	2.1%
Average rate per therm of retail customer	$0.867	$0.720	20.4%

Gas margin, a non-GAAP measure, increased $4.6 million during the nine months ended September 30, 2021, compared to the same period in 2020, due to the following:

(In millions)
Rate changes	$4.0
Other	0.7
Increase in volume	0.5
Revenue subject to refund, net	(0.6)
Total	$4.6

•
Rate changes. In December 2020, the PSCW authorized MGE to increase 2021 rates for retail gas customers by 4.0%.

MGE recovers the cost of natural gas in its gas segment through the purchased gas adjustment clause (PGA). Under the PGA, MGE is able to pass through to its gas customers the cost of gas. Changes in PGA recoveries affect revenues but do not change net income. Payments for natural gas increased due to the significant increase in natural gas costs seen throughout the central part of the country in February 2021 related to extreme weather conditions driving higher rates during the nine months ended September 30, 2021. MGE expects the increase in natural gas costs from February 2021 to be recovered by the end of 2021 through the PGA.

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

Consolidated operations and maintenance expenses

During the nine months ended September 30, 2021, operations and maintenance expenses increased $8.1 million, compared to the same period in the prior year. The following contributed to the net change:

(In millions)
Increased electric production expenses	$5.9
Increased transmission costs	3.1
Increased customer accounts costs	1.1
Increased customer services	0.7
Decreased administrative and general costs	(1.0)
Decreased electric distribution expenses	(1.0)
Decreased gas distribution expenses	(0.6)
Decreased other expenses	(0.1)
Total	$8.1

•
Increased electric production expenses are related to increased maintenance costs for Saratoga, Two Creeks, and Columbia. The 2021 scheduled maintenance outage for Columbia was completed in the spring. The outage for 2020 was rescheduled for the fall of 2020. Also contributing to the increase is $2.6 million additional expense recorded for Columbia inventory obsolescence and employee severance reserves. MGE anticipates requesting PSCW approval for regulatory recovery of these costs at a future date.
•
Increased transmission costs are related to higher transmission rates in 2021 compared to rates in 2020. The 2020 transmission rates reflect adjustments from a lower return on equity, ordered in FERC proceedings, for prior year rates.
•
Increased customer accounts costs are related to increased operation costs associated with the new customer information system, which went live in September 2021.
•
Decreased administrative and general costs are primarily related to timing of the collection of deferred pension and other postretirement service costs in customer rates.
•
Decreased electric distribution expenses are primarily related to a decrease in locating services.

Electric and gas other income

Electric and gas other income decreased $1.6 million and $3.0 million, respectively, during the nine months ended September 30, 2021, compared to the same period in the prior year, primarily related to the collection of the deferred pension and other postretirement other than service costs from 2019.

Nonregulated Energy Operations - MGE Energy and MGE

The nonregulated energy operations are conducted through MGE Energy's subsidiaries: MGE Power Elm Road (the Elm Road Units) and MGE Power West Campus (WCCF), which have been formed to own and lease electric generating capacity to assist MGE. During the nine months ended September 30, 2021 and 2020, net income at the nonregulated energy operations segment was $15.9 million and $15.5 million, respectively.

Transmission Investment Operations - MGE Energy

The transmission investment segment holds our interest in ATC and ATC Holdco, and its income reflects our equity in the earnings of those investments. ATC Holdco was formed in December 2016 to pursue transmission development opportunities which typically have long development and investment lead times before becoming operational. ATC Holdco's transmission development activities have been suspended for the near term. During the nine months ended September 30, 2021 and 2020, other income at the transmission investment segment was $7.4 million and $7.8 million, respectively. In May 2020, the FERC issued an opinion further refining the methodology for setting the ROE that electric utilities are authorized to earn, which adjusted ATC's ROE to 10.02%. See Footnote 3 of the Notes to Consolidated Financial Statements in this Report and "Other Matters" below for additional information concerning ATC and summarized financial information regarding ATC.

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

	Nine Months Ended
	September 30,
(In millions)	2021	2020
MGE Power Elm Road	$11.4	$11.4
MGE Power West Campus	5.4	5.4

Contractual Obligations and Commercial Commitments - MGE Energy and MGE

There were no material changes, other than from the normal course of business, to MGE Energy's and MGE's contractual obligations (representing cash obligations that are considered to be firm commitments) and commercial commitments (representing commitments triggered by future events) during the nine months ended September 30, 2021, except as noted below. Further discussion of the contractual obligations and commercial commitments is included in Footnote 16 of the Notes to Consolidated Financial Statements and "Contractual Obligations and Commercial Commitments for MGE Energy and MGE" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2020 Annual Report on Form 10-K.

Purchase Contracts – MGE Energy and MGE

See item c. within Footnote 8 of Notes to Consolidated Financial Statements in this Report for a description of commitments as of September 30, 2021, that MGE Energy and MGE have entered with respect to various commodity supply and transportation contracts to meet their obligations to deliver electricity and natural gas to customers.

Long-term Debt - MGE Energy and MGE

In May 2021, MGE entered into a private placement Note Purchase Agreement in which it committed to issue $60 million of new long-term debt (Series A), carrying an interest rate of 2.48% per annum over its 10-year life, and $40 million of new long-term debt (Series B), carrying an interest rate of 2.63% per annum over its 12-year life. Funding occurred on June 15, 2021, for Series B and August 27, 2021, for Series A. See Footnote 6 of the Notes to Consolidated Financial Statements in this Report for further discussion of these debt issuances.

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

Cash Flows

The following summarizes cash flows for MGE Energy and MGE during the nine months ended September 30, 2021 and 2020:

	MGE Energy		MGE
(In thousands)	2021	2020	2021	2020
Cash provided by (used for):
Operating activities	$141,297	$136,011	$135,451	$131,871
Investing activities	(118,347)	(144,360)	(115,591)	(140,567)
Financing activities	1,656	36,627	31,930	9,372

Cash Provided by Operating Activities

MGE Energy

MGE Energy's consolidated net cash provided by operating activities is derived mainly from the electric and gas operations of its principal subsidiary, MGE.

Cash provided by operating activities during the nine months ended September 30, 2021, was $141.3 million, an increase of $5.3 million when compared to the same period in the prior year.

MGE Energy's net income increased $16.1 million during the nine months ended September 30, 2021, when compared to the same period in the prior year.

MGE Energy's federal and state taxes paid decreased $2.1 million during the nine months ended September 30, 2021 when compared to the same period in the prior year.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $9.1 million in cash used for operating activities during the nine months ended September 30, 2021. Actual purchase gas costs were $6.3 million higher than the amount collected in rates primarily due to the extreme cold weather experienced in the U.S. in February 2021. These costs were deferred as a regulatory asset and will be recovered in a future period. In addition, working capital accounts were impacted by increased accounts receivable and increased inventories, partially offset by increased other current liabilities, decreased unbilled revenues, and increased accounts payable.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $8.3 million in cash used for operating activities during the nine months ended September 30, 2020, primarily due to decreased other current liabilities, increased inventories, and increased accounts receivable, partially offset by decreased unbilled revenues and increased accounts payable.

Hosted software asset expenditures during the nine months ended September 30, 2021, were $3.0 million. This amount represents an increase of $1.5 million of cash used when compared to the prior year.

MGE

Cash provided by operating activities during the nine months ended September 30, 2021, was $135.5 million, an increase of $3.6 million when compared to the same period in the prior year.

Net income increased $16.3 million during the nine months ended September 30, 2021, when compared to the same period in the prior year.

MGE's federal and state taxes paid decreased $1.2 million during the nine months ended September 30, 2021 when compared to the same period in the prior year.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $9.1 million in cash used for operating activities during the nine months ended September 30, 2021. Actual purchase gas costs were $6.3 million higher than the amount collected in rates primarily due to the extreme cold weather experienced in the U.S. in February

2021. These costs were deferred as a regulatory asset and will be recovered in a future period. In addition, working capital accounts were impacted by increased accounts receivable and increased inventories, partially offset by increased other current liabilities, decreased unbilled revenues, and increased accounts payable.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $6.1 million in cash used for operating activities during the nine months ended September 30, 2020, primarily due to decreased other current liabilities, increased inventories, and increased accounts receivable, partially offset by decreased unbilled revenues and increased accounts payable.

Hosted software asset expenditures during the nine months ended September 30, 2021, were $3.0 million. This amount represents an increase of $1.5 million of cash used when compared to the prior year.

Capital Requirements and Investing Activities

MGE Energy

MGE Energy's cash used for investing activities decreased $26.0 million during the nine months ended September 30, 2021, when compared to the same period in the prior year.

Capital expenditures during the nine months ended September 30, 2021, were $114.1 million. This amount represents a decrease of $24.9 million from the expenditures made in the same period in the prior year. This decrease primarily reflects the reduction of expenditures on the construction of Badger Hollow I due to timing of expenditures.

Proceeds from the sale of investments increased $1.1 million during the nine months ended September 30, 2021, when compared to the same period in the prior year.

MGE

MGE's cash used for investing activities decreased $25.0 million during the nine months ended September 30, 2021, when compared to the same period in the prior year.

Capital expenditures during the nine months ended September 30, 2021, were $114.1 million. This amount represents a decrease of $24.9 million from the expenditures made in the same period in the prior year. This decrease primarily reflects the reduction of expenditures on the construction of Badger Hollow I due to timing of expenditures.

Capital expenditures

The following table shows MGE Energy's actual capital expenditures for both 2020 and 2019, and forecasted capital expenditures for 2021 through 2024:

	Actual		Forecasted
(In thousands)	2019	2020	2021	2022	2023	2024
Electric	$125,086	$162,210	$133,700	$164,400	$174,100	$162,400
Gas	36,193	36,906	33,700	33,600	28,300	29,900
Utility plant total	161,279	199,116	167,400	198,000	202,400	192,300
Nonregulated	2,757	4,023	4,100	5,300	8,100	6,800
MGE Energy total	$164,036	$203,139	$171,500	$203,300	$210,500	$199,100

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

Internal use software incurred in a hosting arrangement and preliminary construction costs related to renewable generation assets pending regulatory approvals are accounted for as an operating cash flow in accordance with applicable accounting policies. These costs are therefore excluded from the table above. For ratemaking purposes, they are included in forecasted utility capital expenditures. These costs are forecasted to be $5 million, $3 million, and $1 million for 2021, 2022, and 2023, respectively.

Generation Projects for Replacement of Columbia: In February 2021, MGE, along with its co-owners, announced plans to retire Columbia Unit 1 by the end of 2023 and Unit 2 by the end of 2024. MGE continues to evaluate additional investments to replace the generation from Columbia while maintaining electric service reliability. These investments include cost-effective, clean energy projects to help achieve MGE's carbon reduction goals. Approximately $200 million has been included in forecasted capital expenditures for the years 2021 through 2024 for projects to replace Columbia's generation, Additional capital expenditures are expected to continue beyond 2024.

Cash Provided by Financing Activities

MGE Energy

Cash provided by MGE Energy's financing activities was $1.7 million during the nine months ended September 30, 2021, compared to $36.6 million for the same period in the prior year.

During the nine months ended September 30, 2021, dividends paid were $40.8 million compared to $38.3 million in the prior year. The increase reflected a higher dividend rate per share ($1.128 vs. $1.075) and a greater number of outstanding shares since the completion of the public offering of shares in May 2020.

During the nine months ended September 30, 2020, MGE Energy issued common stock for net proceeds of $79.6 million, which are being used for general corporate purposes including funding capital expenditures at MGE, such as Two Creeks, Badger Hollow I and II, Renewable Energy Rider solar projects, and other capital projects.

During the nine months ended September 30, 2021, MGE borrowed $100.0 million of senior unsecured notes which was used to assist with financing additional capital expenditures and other corporate obligations. During the nine months ended September 30, 2020, MGE borrowed $19.3 million through the issuance of Industrial Development Revenue Refunding Bonds which was used to refinance $19.3 million of existing Industrial Development Revenue Refunding Bonds at a lower interest rate.

During the nine months ended September 30, 2021, net short-term debt repayments were $52.5 million. There were no net short-term debt borrowings during the nine months ended September 30, 2020.

MGE

During the nine months ended September 30, 2021, cash provided by MGE's financing activities was $31.9 million, compared to $9.4 million for the same period in the prior year.

Capital contributions made by MGE Energy to MGE were $30.0 million during the nine months ended September 30, 2020. There were no capital contributions made by MGE Energy to MGE during the nine months ended September 30, 2021.

Distributions to parent from noncontrolling interest, which represent distributions from MGE Power Elm Road and MGE Power West Campus to MGE Energy, were $10.5 million during the nine months ended September 30, 2021, compared to $16.0 million in the prior year.

During the nine months ended September 30, 2021, MGE borrowed $100.0 million of senior unsecured notes which was used to assist with financing additional capital expenditures and other corporate obligations. During the nine months ended September 30, 2020, MGE borrowed $19.3 million through the issuance of Industrial Development Revenue Refunding Bonds which was used to refinance $19.3 million of existing Industrial Development Revenue Refunding Bonds at a lower interest rate.

During the nine months ended September 30, 2021, net short-term debt repayments were $52.5 million. There were no net short-term debt borrowings during the nine months ended September 30, 2020.

Capitalization Ratios

MGE Energy's capitalization ratios were as follows:

	MGE Energy
	September 30, 2021	December 31, 2020
Common shareholders' equity	62.4%	62.9%
Long-term debt(a)	37.6%	33.7%
Short-term debt	0.0%	3.4%

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

Environmental Matters

The following discussion is limited to updates or developments in environmental matters that occurred during the nine months ended September 30, 2021. Further discussion of environmental matters is included in the 2020 Annual Report on Form 10-K and Footnote 8.a. of Notes to Consolidated Financial Statements in this Report.

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

Other Matters

Rate Matters

In September 2021, MGE filed with the PSCW a proposed settlement agreement for its pending 2022 rate case. The settlement agreement proposes a 5.16% increase to electric rates and a 2.15% increase to gas rates for 2022. The proposed electric and gas rate increases are driven by an increase in rate base including our investments in Badger Hollow I and a new customer information system. Also driving the requested electric increase is the completion in 2021 of the one-time return of the electric excess deferred tax credit related to the 2017 Tax Act not restricted by IRS normalization rules. Included in the proposed electric residential rate is a reduction in the customer charge. As part of the settlement agreement for 2023, MGE is proposing a 0.96% increase in gas rates and to address a potential electric rate change through a limited rate case re-opener. PSCW approval of the settlement agreement is pending. A final order is expected before the end of the year.

Details related to MGE's 2022/2023 proposed settlement agreement:

(Dollars in thousands)	Proposed Average Rate Base(a)	Proposed Average CWIP(b)	Proposed Return on Common Equity(c)	Proposed Common Equity Component of Regulatory Capital Structure
Electric (2022 Test Period)	1,044,362	19,976	9.8%	55.63%
Gas (2022 Test Period)	299,319	11,410	9.8%	55.63%

(a)
Average rate base amounts reflect MGE's allocated share of rate base and do not include construction work in progress (CWIP) or a cash working capital allowance and were calculated using a forecasted 13-month average for the test periods. The PSCW provides a return on selected CWIP and a cash working capital allowance by adjusting the percentage return on rate base.
(b)
50% of the forecasted 13-month average CWIP for the test periods which earns an AFUDC return. Projects eligible to earn 100% AFUDC are excluded from this balance and discussed further in the Management Discussion and Analysis - Executive Overview section.
(c)
Authorized returns on common equity may not be indicative of actual returns earned or projections of future returns, as actual returns will be affected by the volume of electricity or gas sold.

Proposed electric (2023 Test Period) average rate base will be subject to a limited reopener expected to be filed in 2022 and proposed gas (2023 Test Period) average rate base is $312.3 million. MGE has proposed to maintain 2022 levels for return on common stock equity and capital structure for electric and gas rates in 2023.

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

We derived approximately 5.7% and 7.3% of our net income during the nine months ended September 30, 2021 and 2020, respectively, from our investment in ATC.

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

MGE has financial gas and electric commodity contracts to hedge commodity price risk in the gas and electric utility segments. These contracts are primarily comprised of exchange-traded option and future contracts. MGE also holds financial transmission rights (FTRs), which are used to hedge the risk of increased transmission congestion charges. As of September 30, 2021, the fair value of exchange traded derivatives and FTRs exceeded their cost basis by $13.8 million. Under the PGA clause and electric fuel rules, MGE may include the costs and benefits of the aforementioned fuel price risk management tools in the costs of fuel (natural gas or power).

Because these costs or benefits are recoverable, the related unrealized loss or gain has been deferred on the consolidated balance sheets as a regulatory asset or liability, respectively.

MGE has also entered into a purchased power agreement that provides MGE with firm capacity and energy that began on June 1, 2012, and ends on May 31, 2022 (the "base term"). The agreement also allows MGE an option to extend the contract after the base term. The agreement is considered a derivative contract and is recognized at its fair value on the consolidated balance sheets. However, the derivative qualifies for regulatory deferral and is recognized with a corresponding regulatory asset or liability depending on whether the fair value is in a loss or gain position. The fair value of the contract as of September 30, 2021, reflected a loss position of $0.2 million.

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

Equity Price Risk - Pension-Related Assets

MGE currently funds its liabilities related to employee benefits through trust funds. These funds, which include investments in debt and equity securities, are managed by various third-party investment managers. Changes in the market value of these investments can have an impact on the future expenses related to these liabilities. The value of employee benefit plan assets has increased by approximately 9.5% during the nine months ended September 30, 2021.

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

Additionally, if a counterparty were to default and MGE were to liquidate all contracts with that entity, MGE's credit loss could include: the loss in value of mark-to-market contracts, the amount owed for settled transactions, and additional payments to settle unrealized losses. As of September 30, 2021, no counterparties had defaulted.

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

Item 4. Controls and Procedures.

During the third quarter of 2021, each registrant's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to that registrant, including its subsidiaries, is accumulated and made known to that registrant's management, including these officers, by other employees of that registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. The evaluations take into account changes in the internal and external operating environments that may impact those controls and procedures. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, MGE Energy does not control or manage certain of its unconsolidated entities and thus, its access and ability to apply its procedures to those entities is more limited than is the case for its consolidated subsidiaries.

As of September 30, 2021, each registrant's principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective. Each registrant intends to strive continually to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

In September of 2021, the registrants implemented a new customer information and billing system that materially affected the registrants' internal control over financial reporting. The implementation involved replacing multiple legacy systems which house all customer records and process metering, billing and payment transactions. We have made changes to our internal controls over financial reporting during the implementation of the new system and will continue to evaluate the operating effectiveness of related controls during subsequent periods.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

MGE Energy and MGE

MGE Energy and its subsidiaries, including MGE, from time to time are involved in various legal proceedings that are handled and defended in the ordinary course of business. See Footnote 8.a. and 8.b. of Notes to Consolidated Financial Statements in this Report for more information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Maximum number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs(a)
July 1-31, 2021	9,437	$75.74	—	—
August 1-31, 2021	6,945	80.47	—	—
September 1-30, 2021	38,526	78.40	—	—
Total	54,908	$78.20	—	—

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable to MGE Energy and MGE.

Item 5. Other Information.

None.

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

MGE ENERGY, INC.

Date: November 4, 2021	/s/ Jeffrey M. Keebler
Jeffrey M. Keebler Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: November 4, 2021	/s/ Jared J. Bushek
Jared J. Bushek Vice President - Finance, Chief Information Officer and Treasurer (Chief Financial Officer)

Date: November 4, 2021	/s/ Tamara J. Johnson
Tamara J. Johnson Vice President - Accounting and Controller (Chief Accounting Officer)

Signatures – Madison Gas and Electric Company

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MADISON GAS AND ELECTRIC

Date: November 4, 2021	/s/ Jeffrey M. Keebler
Jeffrey M. Keebler Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: November 4, 2021	/s/ Jared J. Bushek
Jared J. Bushek Vice President - Finance, Chief Information Officer and Treasurer (Chief Financial Officer)

Date: November 4, 2021	/s/ Tamara J. Johnson
Tamara J. Johnson Vice President - Accounting and Controller (Chief Accounting Officer)