Form 10-K
period 2021-12-31
MGE ENERGY INC; MADISON GAS & ELECTRIC CO
filed 2022-02-23
CIK 1161728, 61339

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended:

December 31, 2021

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

MGE Energy, Inc. ☒ Madison Gas and Electric Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

MGE Energy, Inc. Yes ☐ No ☒ Madison Gas and Electric Company Yes ☐ No ☒

The aggregate market value of the voting and nonvoting common equity held by nonaffiliates of each registrant as of June 30, 2021 was as follows:

MGE Energy, Inc.	$2,686,237,656
Madison Gas and Electric Company	$0

The number of shares outstanding of each registrant's common stock as of January 31, 2022, were as follows:

MGE Energy, Inc.	36,163,370
Madison Gas and Electric Company	17,347,894

DOCUMENTS INCORPORATED BY REFERENCE

Portions of MGE Energy, Inc.'s definitive proxy statement to be filed before April 30, 2022, relating to its annual meeting of shareholders, are incorporated by reference into Part III of this annual report on Form 10-K.

Madison Gas and Electric Company meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore omitting (i.) the information otherwise required by Item 601 of Regulation S-K relating to a list of subsidiaries of the registrant as permitted by General Instruction (I)(2)(b), (ii.) the information otherwise required by Item 10 relating to Directors and Executive Officers as permitted by General Instruction (I)(2)(c), (iii.) the information otherwise required by Item 11 relating to Executive Compensation as permitted by General Instruction (I)(2)(c), (iv.) the information otherwise required by Item 12 relating to Security Ownership of Certain Beneficial Owners and Management as permitted by General Instruction (I)(2)(c), and (v.) the information otherwise required by Item 13 relating to Certain Relationships and Related Transactions as permitted by General Instruction (I)(2)(c).

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

Forward-Looking Statements

This report, and other documents filed by MGE Energy and MGE with the Securities and Exchange Commission (SEC) from time to time, contain forward-looking statements that reflect management's current assumptions and estimates regarding future performance and economic conditions—especially as they relate to economic conditions, future load growth, revenues, expenses, capital expenditures, financial resources, regulatory matters, and the scope and expense associated with future environmental regulation. These forward-looking statements are made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Words such as "believe," "expect," "anticipate," "estimate," "could," "should," "intend," "will," and other similar words, and words relating to goals, targets and projections, generally identify forward-looking statements. Both MGE Energy and MGE caution investors that these forward-looking statements are subject to known and unknown risks and uncertainties that may cause actual results to differ materially from those projected, expressed, or implied.

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

Where to Find More Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and other information with the SEC. The SEC maintains an internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

MGE Energy maintains a website at mgeenergy.com, and MGE maintains a website at mge.com. Copies of the reports and other information that we file with the SEC may be obtained from our websites free of charge. Information contained on MGE Energy's and MGE's websites shall not be deemed incorporated into, or to be a part of, this report.

Definitions, Abbreviations, and Acronyms Used in the Text and Notes of this Report

Abbreviations, acronyms, and definitions used in the text and notes of this report are defined below.

MGE Energy and Subsidiaries:

CWDC	Central Wisconsin Development Corporation
MAGAEL	MAGAEL, LLC
MGE	Madison Gas and Electric Company
MGE Energy	MGE Energy, Inc.
MGE Power	MGE Power, LLC
MGE Power Elm Road	MGE Power Elm Road, LLC
MGE Power West Campus	MGE Power West Campus, LLC
MGE Services	MGE Services, LLC
MGE State Energy Services	MGE State Energy Services, LLC
MGE Transco	MGE Transco Investment, LLC
MGEE Transco	MGEE Transco, LLC
North Mendota	North Mendota Energy & Technology Park, LLC

Other Defined Terms:

2006 Plan	MGE Energy's 2006 Performance Unit Plan
2013 Plan	MGE Energy's 2013 Director Incentive Plan
2017 Tax Act	Tax Cuts and Jobs Act of 2017
2020 Plan	MGE Energy's 2020 Performance Unit Plan
2021 Incentive Plan	MGE Energy's 2021 Long-Term Incentive Plan
ACE	Affordable Clean Energy
AFUDC	Allowance for Funds Used During Construction
ANR	ANR Pipeline
ARO	Asset Retirement Obligation
ATC	American Transmission Company LLC
ATC Holdco	ATC Holdco, LLC
Badger Hollow I	Badger Hollow I Solar Farm
Badger Hollow II	Badger Hollow II Solar Farm
BART	Best Available Retrofit Technology
Blount	Blount Station
BTA	Best Technology Available
CA	Certificate of Authority
CAA	Clean Air Act
CAVR	Clean Air Visibility Rule
CCR	Coal Combustion Residual
CO2	Carbon Dioxide
codification	Financial Accounting Standards Board Accounting Standards Codification
Columbia	Columbia Energy Center
Cooling degree days	Measure of the extent to which the average daily temperature is above 65 degrees Fahrenheit, which is considered an indicator of possible increased demand for energy to provide cooling
COVID-19	Coronavirus Disease 2019 and its variants
COSO	Committee of Sponsoring Organizations
CPP	Clean Power Plan
CSAPR	Cross-State Air Pollution Rule
CWA	Clean Water Act
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
Dth	Dekatherms
EEI	Edison Electric Institute
electric margin	Electric revenues less fuel for electric generation and purchase power costs, a non-GAAP measure
ELG	Effluent Limitations Guidelines
Elm Road Units	Elm Road Generating Station
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Forward Wind	Forward Wind Energy Center

FTR	Financial Transmission Rights
GAAP	Generally Accepted Accounting Principles
gas margin	Gas revenues less cost of gas sold, a non-GAAP measure
GHG	Greenhouse Gas
heating degree days (HDD)	Measure of the extent to which the average daily temperature is below 65 degrees Fahrenheit, which is considered an indicator of possible increased demand for energy to provide heating
ICF	Insurance Continuance Fund
IPCC	Intergovernmental Panel on Climate Change
IRS	Internal Revenue Service
kVA	Kilovolt Ampere
KW	Kilowatt, a measure of electric energy generating capacity
kWh	Kilowatt-hour
MISO	Midcontinent Independent System Operator, Inc. (a regional transmission organization)
MW	Megawatt
MWh	Megawatt-hour
NAAQS	National Ambient Air Quality Standards
Nasdaq	The Nasdaq Stock Market
NERC	North American Electric Reliability Corporation
NNG	Northern Natural Gas Company
NOV	Notice of Violation
NOx	Nitrogen Oxides
NYSE	New York Stock Exchange
O'Brien	O'Brien Solar Fields
OSCE	State of Wisconsin's Office of Sustainability and Clean Energy
Paris Agreement	Paris Agreement under the United Nations Framework Convention on Climate Change
PCBs	Polychlorinated Biphenyls
the Petition	Petition for Judicial Review of Agency Action
PGA	Purchased Gas Adjustment clause
PM	Particulate Matter
PPA	Purchased power agreement
PSCW	Public Service Commission of Wisconsin
REC	Renewable Energy Credit
RER	Renewable Energy Rider
Riverside	Riverside Energy Center in Beloit, Wisconsin
ROE	Return on Equity
RTO	Regional Transmission Organization
Saratoga	Saratoga Wind Farm
SCR	Selective Catalytic Reduction
SEC	Securities and Exchange Commission
SIP	State Implementation Plan
SO2	Sulfur Dioxide
the State	State of Wisconsin
Stock Plan	Direct Stock Purchase and Dividend Reinvestment Plan of MGE Energy
Two Creeks	Two Creeks Solar Farm
UW	University of Wisconsin at Madison
VIE	Variable Interest Entity
WCCF	West Campus Cogeneration Facility
WDNR	Wisconsin Department of Natural Resources
WEPCO	Wisconsin Electric Power Company
working capital	Current assets less current liabilities
WPDES	Wisconsin Pollutant Discharge Elimination System
WPL	Wisconsin Power and Light Company
WPSC	Wisconsin Public Service Corporation
WRERA	Worker, Retiree and Employer Recovery Act of 2008
XBRL	eXtensible Business Reporting Language

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

With the global outbreak of the Coronavirus Disease 2019 (COVID-19) and the declaration of a pandemic by the World Health Organization on March 11, 2020, U.S. governmental authorities have deemed electric and gas utilities to be critical infrastructure. MGE Energy therefore has an obligation to keep operating and maintaining our critical electric and gas infrastructure. Since then, MGE Energy has been subject to, and is following, local, state and federal public health and safety regulations and guidance to control the pandemic. MGE Energy has operated continuously throughout the pandemic and has suffered no material disruptions in service or employment. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - COVID 19 Update."

Electric Utility Operations

MGE distributes electricity in a service area covering a 264 square-mile area of Dane County, Wisconsin. The service area includes the city of Madison, Wisconsin. It owns or leases ownership interests in electric generation facilities located in Wisconsin and Iowa.

As of December 31, 2021, MGE supplied electric service to approximately 159,000 customers, with approximately 90% located in the cities of Fitchburg, Madison, Middleton, and Monona and 10% in adjacent areas.

Electric sales, customers, and revenues for 2021 were comprised of the following:

Electric operations accounted for approximately 69.4%, 73.2%, and 71.9% of MGE's total 2021, 2020, and 2019 regulated revenues, respectively.

See Item 2. Properties for a description of MGE's electric utility plant.

MGE is registered with North American Electric Reliability Corporation (NERC) and one regional entity, the Midwest Reliability Organization. The essential purposes of these entities are to develop and implement regional and NERC reliability standards and determine compliance with those standards, including enforcement mechanisms.

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

During 2021, MGE's electric energy delivery requirements were satisfied from the following fuel sources:

(in MWh)	2021	2020	2019
Coal	1,797,017	1,566,204	1,751,224
Natural gas	405,696	502,387	501,093
Renewable sources(a)	581,374	485,965	470,716
Fuel oil	884	472	695
Purchased power - other(b)(c)	726,008	789,058	762,894
Total fuel sources	3,510,979	3,344,086	3,486,622

Adjusted total fuel sources(c)	3,743,743	3,663,569	3,807,652

(a)
Includes both internal generation and purchased power.
(b)
Includes third-party purchased power and MISO market activity. A significant percentage of MGE's electric supply comes from internal generation sources. MGE supplements this internal generation with long-term purchase power agreements and spot purchases in the MISO market.
(c)
The MISO market consists of two energy markets, the Day-ahead market and the Real-time market. The table above nets purchases and sales within the same hour in the two MISO markets. For the years ended December 31, 2021, 2020, and 2019, the amount netted between Day-ahead and the Real-time MISO markets was 232,764 MWh, 319,483 MWh, and 321,030 MWh, respectively. These amounts are reflected in "Adjusted total fuel sources."

In May 2019, MGE announced the goal of net-zero carbon electricity by 2050. This goal followed the previous carbon reduction goals, set in 2015 in our Energy 2030 framework, which targeted a 40% carbon reduction by 2030 from 2005 levels. In January 2022, MGE announced a new target of 80% carbon reduction by 2030, significantly exceeding the original 2030 goal. MGE's carbon reduction goals are aligned with those of the scientific community, specifically the Intergovernmental Panel on Climate Change (IPCC) and its recommendation of limiting global temperature increases to 1.5 degrees Celsius above pre-industrial levels. In 2020, the University of Wisconsin-Madison's Nelson Institute for Environmental Studies released its analysis of MGE's goal of reaching net-zero carbon electricity by 2050. The IPCC modeling available suggested that by 2050, emissions from electricity generation in industrialized countries should be 87% to 99% lower than the 2005 baseline. The study determined that our 2050 goal is in line with model benchmarks to limit global warming to 1.5 degrees Celsius above pre-industrial levels.

MGE's future path to achieve its new target of 80% carbon reduction by 2030 is based on the transition away from coal and the addition of new renewable generation to reach our ultimate target of net-zero carbon by 2050.

Transition away from coal - In February 2021, MGE and the other co-owners of Columbia, a two-unit coal-fired generation facility located near Portage, Wisconsin, announced plans to retire that facility. MGE currently owns 19% of the facility. The co-owners intend to retire Unit 1 by the end of 2023 and Unit 2 by the end of 2024. Final timing and retirement dates are subject to change depending on operational, regulatory, and other factors. MGE is a minority owner of the coal-fired Elm Road Generating Station in Oak Creek, Wisconsin. In late 2021, MGE announced plans to transition the units from coal to natural gas as its primary fuel source. By 2025, with the planned retirement of both units at Columbia, MGE will have eliminated approximately two-thirds of the company’s current coal-fired generation capacity. MGE's remaining use of coal is expected to be further reduced as the Elm Road Units transition to natural gas. This transition will help MGE meet its 2030 carbon reduction goal. By 2035, MGE expects that the Elm Road Units will be fully transitioned away from coal, which will eliminate coal as an owned generation source for MGE.

Renewable generation - Our solar, wind, and battery storage projects, as described below, are a major step toward deep decarbonization and greater use of clean energy sources in pursuit of our net-zero carbon goal. Additionally, MGE seeks to reduce its use of fossil fuels and work to help customers with energy efficiency and electrification, including the electrification of transportation.

Since 2015, MGE has announced several new joint and wholly-owned utility-scale wind and solar projects, which are expected to increase MGE's owned renewable capacity by more than nine times when completed by 2024. Following is a timeline of when these renewable energy projects have been completed or expected to be completed and MGE's share of capacity.

2017 Shared Solar — .5 MW

2018 Forward Energy Center Wind Farm — 17.6 MW

2019 Saratoga Wind Farm — 66 MW

2020 Morey Field Solar — 1.5 MW (RER) and 3.5 MW (Shared Solar)
Two Creeks Solar — 50 MW
Dane County Airport Solar — 9 MW (RER)

2021 Badger Hollow Solar Farm I — 50 MW
O'Brien Solar Fields — 20 MW (RER)

2022 Hermsdorf Solar Fields (under construction) — 8 MW (RER)

Red Barn Wind Farm (construction expected in 2022) — 9.16 MW

2023 Badger Hollow Solar Farm II (under construction) — 50 MW
Paris Solar-Battery Park (proposed)* — 20 MW solar and 11 MW battery
Darien Solar Energy Center (proposed)* — 25 MW solar and 7.5 MW battery

2024 Koshkonong Solar Energy Center (proposed)* — 30 MW solar and 16.5 MW battery

*Pending approval by the PSCW.

MGE is working to achieve a more sustainable energy future by investing in cost-effective renewable generation and innovative new technologies and services for customers. MGE has emphasized this innovation by developing customer programs to address climate change and encourage our customers to use clean energy. Our Renewable Energy Rider and Shared Solar programs reduce MGE's carbon emissions while providing customers the ability to purchase renewable energy to meet their energy needs, and we have been working on many fronts in the community to further the electrification of transportation.

Renewable Energy Rider (RER) – Under this program, MGE partners with large energy users on customized renewable energy solutions. MGE owns the generation assets and RER customers are billed a contractual renewable resource rate for all costs associated with the construction and ongoing operations of the renewable generation facility. This contractual rate is approved by the PSCW and subject to terms and conditions specified in the RER rate schedule. The program entitles RER customers to the contractually-specified energy output of the renewable energy resource. MGE will continue to recover the distribution system costs related to the energy consumed by these customers. Dane County Solar serves the Dane County municipal government. Morey Field RER serves the City of Middleton and Middleton-Cross Plains School District. The O'Brien Solar Fields primarily serve governmental entities such as UW-Madison, Wisconsin Department of Administration, and the City of Fitchburg. Hermsdorf will serve the City of Madison and Madison Metropolitan School District.

Shared Solar Program – This program provides an opportunity for eligible customers to add locally-generated solar to their energy mix without having to install solar panels on their premises. The first solar array associated with this program, owned by MGE, became operational in 2017 and was fully subscribed for its capacity value of 500 KW. MGE expanded the program by completing construction of a second solar facility (Morey Field), which added 3.5 MW of capacity to the program in 2020.

Electrifying transportation - The electrification of transportation is a key strategy for reducing carbon emissions. MGE has a network of 45 charging stations, powered by renewable energy, serving the growing number of electric vehicles (EV) in our service area. The new EV fast charging hub began serving drivers in late 2021 and features some of the most powerful EV chargers in the Midwest. Charge@Home, MGE's home EV charging program, makes it easy for EV drivers to charge efficiently and conveniently. We have continued to add EVs to our fleet and are targeting 100% all-electric or plug-in hybrid light-duty vehicles by 2030. Additionally, we are working with the City of Madison to further the electrification of its vehicles and recently assisted with the addition of three all-electric buses to Madison's public transportation fleet.

Natural gas as a fuel source - In January 2022, MGE, along with joint applicants, filed an application with the PSCW requesting approval for a sale and purchase of ownership interests in the West Riverside Energy Center, a highly efficient, state-of-the-art natural gas-fired plant in Beloit, Wisconsin. If approved, MGE's share of West Riverside will be 25 MW. The closing and actual transfer of ownership is expected to occur in March 2023. MGE also retains the option to purchase an additional 25 MW of capacity from West Riverside until May 2025. MGE currently expects to exercise this option in a future period. Natural gas has much lower carbon emission rates compared to coal-fired generation. The investment in the West Riverside plant will help MGE to retire Columbia ahead of schedule in order to dramatically increase the amount of clean energy in our generating mix.

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

Purchased power

MGE enters into short- and long-term purchase power commitments with third parties to meet a portion of its anticipated electric energy supply needs. The following table identifies purchase power commitments as of December 31, 2021, with unaffiliated parties for the next five years.

(Megawatts)	2022	2023	2024	2025	2026
Purchase power commitments	33	30	30	30	30

Gas Utility Operations

MGE transports and distributes natural gas in a service area covering 1,684 square miles in seven south-central Wisconsin counties. The service area includes the city of Madison, Wisconsin and surrounding areas.

As of December 31, 2021, MGE supplied natural gas service to approximately 169,000 customers in the cities of Elroy, Fitchburg, Lodi, Madison, Middleton, Monona, Prairie du Chien, Verona, and Viroqua; 27 villages; and all or parts of 53 townships. Gas sales, customers, and revenues for 2021 were comprised of the following:

Gas operations accounted for approximately 30.6%, 26.8%, and 28.1% of MGE's total 2021, 2020, and 2019 regulated revenues, respectively.

MGE can curtail gas deliveries to interruptible customers. These are customers who agree to reduce their load in the case of an emergency interruption. Approximately 3% of retail gas deliveries in 2021, 2020 and 2019 were to interruptible customers.

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

By contract, a total of 5,918,397 Dth of gas can be injected into ANR's storage fields in Michigan from April 1 through October 31. These gas supplies are then available for withdrawal during the subsequent heating season, November 1 through March 31. Using storage allows MGE to buy gas supplies during the summer season, when prices are normally lower, and withdraw these supplies during the winter season, when prices are typically higher. Storage also gives MGE more flexibility in meeting daily load fluctuations.

MGE's contracts for firm transportation service of gas include winter maximum daily quantities of:

•
175,650 Dth (including 106,078 Dth of storage withdrawals) on ANR.
•
80,410 Dth on NNG.

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

Transmission Investments

ATC owns and operates electric transmission facilities primarily in Wisconsin. MGE received an interest in ATC when it, like other Wisconsin electric utilities, contributed its electric transmission facilities to ATC as required by Wisconsin law. That interest is presently held by MGE Transco, a wholly-owned subsidiary of MGE Energy. As of December 31, 2021, MGE Transco held a 3.6% ownership interest in ATC.

In 2016, ATC Holdco was formed by several of the members of ATC, including MGE Energy, to facilitate electric transmission development and investments outside of Wisconsin, which typically have long development and investment lead times before becoming operational. ATC Holdco's future transmission development activities have been suspended for the near term. MGE Energy's ownership interest in ATC Holdco is held by MGEE Transco, a wholly-owned subsidiary. As of December 31, 2021, MGEE Transco held a 4.4% ownership interest in ATC Holdco.

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

In February 2021, MGE and the other co-owners of Columbia announced plans to retire that facility. The co-owners intend to retire Unit 1 by the end of 2023 and Unit 2 by the end of 2024. Final timing and retirement dates are subject to change depending on operational, regulatory, and other factors. Effects of environmental compliance discussed below will depend upon the final approved retirement dates and compliance requirement dates.

Federal and State Environmental Compliance During the Current Pandemic

MGE was identified as an essential business under the State of Wisconsin's Safer at Home directive. It has been operating with full staff and has continued to prioritize its compliance with all applicable environmental regulations. MGE continues to follow local orders, as well as state Department of Health and Center for Disease Control guidance to operate in a manner to address potential spread of COVID-19 in order for the essential utility services to operate without interruptions. MGE has developed contingencies for remaining in compliance during the pandemic. However, management cannot predict with certainty whether COVID-19 will disrupt these compliance activities. MGE expects to continue to build contingencies into compliance operations and communicate with regulators as needed during this unprecedented time.

Water Quality

EPA's Effluent Limitations Guidelines and Standards for Steam Electric Power Generating Point Source Category

The EPA's promulgated water Effluent Limitations Guidelines (ELG) and standards for steam electric power plants focus on the reduction of metals and other pollutants in wastewater from new and existing power plants. MGE's Columbia plant and Elm Road Units are subject to this rule.

See Footnote 16.a. of the Notes to the Consolidated Financial Statements in this Report for further discussion of compliance plans for Columbia and the Elm Road Units. Management believes that any compliance costs will be recovered in future rates based on previous treatment of environmental compliance projects.

EPA Cooling Water Intake Rules (Section 316(b))

Section 316(b) of the Clean Water Act requires that the cooling water intake structures at electric power plants meet best available technology (BTA) standards to reduce mortality from entrainment (drawing aquatic life into a plant's cooling system) and impingement (trapping aquatic life on screens). The EPA finalized its Section 316(b) rule for existing facilities in 2014. Section 316(b) requirements are implemented in Wisconsin through modifications to plants' WPDES permits, which govern plant wastewater discharges.

WCCF, Blount, and Columbia are subject to this rule. WCCF employs a system that meets the Section 316(b) rule. Blount's WPDES permit assumes that the plant meets BTA for the duration of the permit, which expires in 2023. Before the next permit renewal, MGE is required to complete an entrainment study and recommend a BTA along with other technologies considered. MGE completed the entrainment study in 2021 and submitted the results to the WDNR. The WDNR will make the final BTA determination and include any BTA requirements in Blount's next permit renewal, which is expected to be completed by the end of 2022 and effective in 2023. Management believes that the BTA determination at Blount will not be material for MGE.

Section 316(b) applies to river intakes at the Columbia plant. Columbia's operator received a permit in 2019 requiring studies of intake structures to be submitted to the WDNR by November 2023 to help determine BTA. BTA improvements may not be required given that Columbia is scheduled to retire both units by the end of 2024. MGE will continue to work with Columbia's operator to evaluate all regulatory requirements applicable to the planned retirements.

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

Ozone NAAQS

In May 2021, the EPA published a final rule that expands several nonattainment areas in Wisconsin to include all of Milwaukee County wherein MGE's Elm Road Units are located. The WDNR must develop a State Implementation Plan (SIP) for the area, which will likely result in more stringent requirements for both new development and modification or expansion of existing plants in the area. MGE will monitor the WDNR's SIP development and the extent to which the requirements will impact the Elm Road Units. At this time, MGE does not expect that the 2015 Ozone NAAQS will have a material effect on its existing plants based on final designations.

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

Clean Air Visibility Rule (CAVR)

Columbia is subject to the best available retrofit technology (BART) regulations, a subsection of the EPA's CAVR, which may require pollution control retrofits. Columbia's existing pollution control upgrades, and the EPA's stance that compliance with the CSAPR equals compliance with BART, should mean that Columbia will not need to do additional work to meet BART requirements. Wisconsin's 2021 SIP argues that Wisconsin will meet its current regional haze goals based on expected emissions reductions, which includes Columbia unit retirements. Given that the Wisconsin SIP recognizes the Columbia unit retirements as part of its emission reduction plan, MGE does not anticipate further obligations with this rule at Columbia. MGE will continue to monitor legal developments and any future updates to this rule.

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

MGE has taken steps to address GHG emissions through voluntary actions. In 2005, MGE implemented its Energy 2015 Plan, which committed to ensuring a balanced, economic energy supply with reduced environmental emissions. The Plan emphasized increased renewable energy, energy efficiency, and new cleaner generation – three strategies that reduced GHG emissions. Under the Plan and other actions, our CO2 emissions declined from 2005 to 2015 by approximately 20% even though total system delivered energy increased. In 2015, MGE announced its Energy 2030 framework that continues steps to reduce CO2 emissions. Subject to regulatory approvals and other conditions, MGE aims to increase renewable energy to 25% of retail electric sales by 2025 and to 30% by 2030. Under our Energy 2030 framework prior to the announcement of the Columbia retirement, our plan was to reduce CO2 emissions by 40% from 2005 levels by 2030. In January 2022, MGE announced a new target of 80% carbon reduction, significantly exceeding the original 2030 goal. Beyond 2030, we are targeting net-zero carbon electricity by 2050, including our commitment to work with our co-owners at our Elm Road Units to reduce coal use by 2030 and eliminate coal use by 2035.

Federal Action on Climate Change

President Biden's actions on climate change, including multiple executive orders and the recommitment of the U.S. to the Paris Agreement under the United Nations Framework Convention on Climate Change (the Paris Agreement), indicate that he intends to make climate considerations a broad focus of his administration.

The executive orders include an order establishing climate change as an essential element of domestic and international governmental policy. The order indicates that the U.S. will develop its emissions reduction targets under the Paris Agreement, instructs executive staff and federal departments and agencies to take actions to combat climate change using a government-wide approach, and creates several interagency working groups tasked with providing recommendations to meet the order's goals. A second executive order directs executive departments and agencies to review all federal actions taken under the previous presidential administration to determine whether they meet the objectives of protecting the environment, addressing climate change, and addressing public health. The order further instructs those departments and agencies to take applicable action, including suspending, revising or rescinding rules to correct any federal action under the previous administration that does not meet the national objectives set forth in the order. MGE is following the development of recommendations and plans developed by agencies as a result of these orders, as well as other executive actions taken by the new administration, to determine their applicability to MGE's decarbonization plans and to evaluate any potential impact to our operations.

In December 2021, President Biden signed an executive order that sets goals for the federal government agencies and operations to have, among other things, 100% carbon-free electricity by 2030, acquisitions of vehicles to be 100% zero-emissions light-duty vehicles by 2027, and all vehicles by 2035, and net-zero emissions from federal operations by 2050. Efforts at the federal level are expected to spur the carbon-neutral economy in the private sector.

Legislative Actions

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

EPA's Greenhouse Gas Reduction Guidelines under the Clean Air Act 111(d) Rule

In January 2021, the D.C. Circuit vacated and remanded to the EPA the Affordable Clean Energy Rule (ACE Rule) and repealed the predecessor Clean Power Plan Rule (CPP Rule), both of which regulated greenhouse gas emissions from existing electric generation units pursuant to Section 111(d) of the Clean Air Act. MGE is evaluating this D.C. Circuit decision for what impacts it may have on MGE's operations. In October 2021, the EPA formally announced its intention to introduce a proposed GHG rule in July 2022. The EPA has described the pending proposed rule as guidelines for states to regulate GHGs under Section 111(d). MGE will continue to monitor and evaluate the rule development.

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

In July 2018, the EPA published a final rule that included amendments to the CCR. The amendments include the allowance of alternative performance standards for landfills and surface impoundments, revised risk-based groundwater protection standards, and an extension of the deadline by which certain facilities must cease the placement of waste in CCR units. In August 2018, the D.C. Circuit vacated parts of the 2015 CCR for not being sufficiently protective of the environment. In August 2020, the EPA revised the CCR rule to require owners or operators of coal-fired power plants to stop transporting CCR and non-CCR wastewater to unlined surface impoundments. In addition, regulated entities must initiate impoundment closure as soon as feasible and in no event later than April 2021, unless the EPA grants an extension. Columbia requested an extension to initiate closure by October 2022. The EPA has not formally approved the extension. The Columbia owners anticipate that the EPA will approve the extension request. However, we will not know the outcome of the extension request with any certainty until the EPA completes its rules review.

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

Human Capital

The energy industry is ever-changing. MGE Energy and MGE believe it is important to continue to engage our human capital resources as our industry evolves. We are committed to sustainable workforce practices such as career development and training. We offer all employees the opportunity to learn and grow—whether the goal is to increase job proficiency, improve decision-making skills, or prepare for new roles and responsibilities. We work to provide our employees with the tools they need to be successful in their careers. This strategy is essential given our aging workforce and the recent retirement of key employees.

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

Our journey to safety excellence is guided by our Safety Steering Team. The team meets regularly to examine safety topics and to identify and to prioritize continuous improvement opportunities.

The COVID-19 pandemic drove several changes in 2020 and continued throughout 2021. These changes range from equipping our field workers with personal protective equipment to offering support to office employees working from home. We continue to address challenges related to the pandemic as they arrive and will continue to meet the critical needs of our community. The safety of our employees and customers is always our top priority.

As of December 31, 2021, MGE had 706 employees, 323 of which are covered by collective bargaining agreements as described below:

Union	Number of Employees Represented	Expiration of Collective Bargaining Agreement
Local Union 2304 of the International Brotherhood of Electrical Workers	229	April 30, 2023
Local Union No. 39 of the Office and Professional Employees International Union	90	May 31, 2023
Local Union No. 2006, Unit 6 of the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial, and Service Workers International Union	4	October 31, 2023

Financial Information About Segments

See Footnote 22 of the Notes to the Consolidated Financial Statements in this Report for financial information relating to MGE Energy's and MGE's business segments.

Information About our Executive Officers

As of December 31, 2021, the executive officers of the registrants were as follows:

Executive	Title	Effective Date	Service Years as an Officer
Jeffrey M. Keebler(a)	Chairman of the Board, President, and Chief Executive Officer	10/01/2018	10
Age: 50	President and Chief Executive Officer	03/01/2017
	Senior Vice President – Energy Supply and Planning	07/23/2015

Jared J. Bushek(a)	Vice President – Finance, Chief Information Officer and Treasurer	09/01/2020	6
Age: 41	Assistant Vice President – Chief Information Officer	07/23/2015

Lynn K. Hobbie(b)	Executive Vice President – Marketing and Communications	03/01/2017	27
Age: 63	Senior Vice President – Marketing and Communications	02/01/2000

Tamara J. Johnson(a)	Vice President – Accounting and Controller	09/01/2020	6
Age: 57	Assistant Vice President – Controller	07/23/2015

Donald D. Peterson(c)	Vice President - Technology	03/01/2019	6
Age: 62	Assistant Vice President - Strategic Products and Services	07/23/2015

Cari Anne Renlund(a)	Vice President, General Counsel and Secretary	09/01/2020	6
Age: 48	Vice President and General Counsel	11/02/2015

Note: Ages, years of service, and positions as of December 31, 2021.

(a)
Executive officer of MGE Energy and MGE.
(b)
Executive officer of MGE.
(c)
Retired effective December 31, 2021.

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

Pandemic virus or diseases, including COVID-19 and its variants, could have a material adverse effect on our business, financial condition and liquidity.

The continued presence of the Coronavirus Disease 2019 and its variants (COVID-19) could adversely affect our customers, our business, our financial condition and our liquidity. Possible effects include:

•
Reduced economic activity impacting the use of electricity and gas services - Federal, state, and local governments have in the past imposed, and could impose, mitigation measures directly affecting business activity in our service area. Reduced economic activity can lead to lower consumption of electricity and gas that may not be offset by residential consumption.
•
Delay in, and possible loss of, payments for utility service – Prior regulatory directives sought to address possible customer hardship by effectively deferring utility service payments by suspending late charges and disconnections. A resumption of those directives could affect our liquidity.
•
Regulatory delays - We operate in a regulated environment. Delays in regulatory proceedings or the issuance of required permits or variances, due to limited operations, hours or ability to convene necessary meetings, could delay required approvals or permits and affect the timing of activities. The failure to get timely variances could expose us to fines and penalties.
•
Regulatory recovery of deferred costs - Certain incurred costs are being deferred as regulatory assets for future recovery and not being recognized in the statements of income. If recovery of those regulatory assets in customer rates is not approved or is no longer deemed probable, these deferred costs would be recognized as a current period expense, which could be material in the period in which such recognition is required.
•
Employee and supplier disruptions - Employee absences and supply interruptions could affect our ability to operate and maintain our system. Increases in the costs of goods and services due to supply chain constraints and other inflationary pressures in the economy could lead to higher expenses.
•
Volatility in the capital markets - Concerns about COVID-19 and its effects have caused, and may continue to cause, significant volatility in the capital markets. Market volatility as a result of COVID-19 may have a material adverse impact on the value of our employee benefits trusts investments, which could impact our costs for those benefits. The price of our common stock has been volatile. The COVID-19 pandemic and the significant uncertainties it has caused for the global economy, business activity, and business confidence have had, and are likely to continue to have, a significant effect on the market price of securities generally, including our securities.

We cannot reasonably estimate with any degree of certainty the actual impact COVID-19 may have on our results of operations, financial position, and liquidity. The extent of those impacts will depend on the persistency of COVID-19, the efficacy of vaccines and other preventative measures, and consumer behavior.

Moreover, the effects of the COVID-19 pandemic may heighten many of the other risks described in this section including interest rate changes, rating agency actions, governmental actions and market volatility.

Regulatory Risk

We are subject to extensive government regulation in our business, which affects our costs and responsiveness to changing events and circumstances.

Our business is subject to regulation at the State and Federal levels. We are subject to regulation as a holding company by the PSCW. The PSCW regulates MGE's rates; terms and conditions of service; various business practices and transactions; financing; the closure of generating facilities and related cost recovery; and

transactions between it and its affiliates, including MGE Energy. MGE is also subject to regulation by the FERC, which regulates certain aspects of its business. ATC, in which we have an investment, is subject to regulation by FERC as to, among other things, rates. The regulations adopted by the State and Federal agencies affect how we do business, our ability to undertake specified actions since pre-approval or authorization may be required for projects, the costs of operations, and the rates charged to recover those costs. Our ability to attract capital also depends, in part, upon our ability to recover our costs and obtain a fair return for shareholders.

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

We are subject to environmental laws and regulations that affect the manner in which we conduct business, including capital expenditures, operating costs, and potential liabilities. The current presidential administration is expected to undertake an active effort on climate change-related matters, including restrictions on greenhouse gas emissions, such as carbon. While it is difficult to know the extent of possible legislation or regulatory activity, it is expected there will be an increase in the number and scope of environmental laws and regulations aimed at fossil-fueled generation and the transportation of natural gas. These possible changes, as well as evolving consumer sentiment, have affected and may continue to affect our business plans, make them more costly, or expose us to liabilities for past, present, or future operations.

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
•
If we are not seen as being proactive in addressing concerns:
o
we may experience reputational issues among our customers and the communities that we serve. Those issues could affect customers' energy choices, including efforts at self-supply, and could affect the handling and treatment of our rate requests and cost recovery.
o
we may experience difficulty in attracting investors, which could affect the availability and cost of capital and financing.

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

There is still uncertainty as to when or how credit rating agencies, capital markets, the FERC, or state public utility commissions will treat impacts of any new tax regulation. These impacts could subject us or any of our subsidiaries to further credit rating downgrades. In addition, certain financial metrics used by credit rating agencies, such as our funds from operations-to-debt percentage, could be negatively impacted by future rulings.

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

Higher levels of development and business activity generally increase the numbers of customers and their use of electricity and gas. Likewise, recessionary economic conditions generally have an adverse impact on our results of operations. Our business activities, including those of our subsidiaries, are concentrated in the State of Wisconsin. Changes in our local economy could negatively impact the financial condition of our customers, the growth opportunities available to us and our subsidiaries, and our results from operations.

The ability to obtain an adequate supply of coal could limit the ability to operate the co-owned coal-fired facilities from which we receive a significant portion of our electric supply.

The availability of coal and the means to transport coal could:

•
Affect our operating costs due to increased costs associated with lower levels of owned generation or the need for alternate coal supply or transportation,
•
Limit the ability to generate electricity if the plant operator is unable to arrange timely deliveries of adequate supplies of coal, and
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

Cyber-attacks targeting our electronic control systems used in generation and electric and gas distribution, including denial of service and ransomware attacks, could result in a full or partial disruption of our operations. Any disruption of these control systems could result in a loss of service to customers and loss of revenue, as well as significant expense to repair system damage and remedy security breaches.

Our business includes the collection and retention of personally identifiable information of our customers, shareholders, and employees, who expect that we will adequately protect such information. In some cases, we outsource certain functions to vendors that could be targets of cyber-attacks. A significant theft, loss, or fraudulent use of personally identifiable information may cause our business reputation to be adversely impacted and could lead to potentially large costs to notify and protect the impacted persons and subject us to legal claims, fines, or penalties.

The safeguards we have may not always be effective due to the evolving nature of cyber-attacks. We cannot guarantee that such protections will be completely successful in the event of a cyber-attack. If the technology systems were to fail or be breached by a cyber-attack, and not be recovered in a timely fashion, we may be unable to fulfill critical business functions and confidential data could be compromised, any additional costs may not be recoverable in rates, or may exceed insurance limits, or may not be covered by insurance and could adversely impact our results of operations.

We rely on the performance of our information technology systems, the failure of which could have an adverse effect on our business and performance.

We operate in a highly engineered industry that requires the continued operation of sophisticated information technology systems and network infrastructure to manage our finances, to operate our control facilities, to provide electric and gas service to our customers, and to enable compliance with applicable regulatory requirements. Our computer-based systems are vulnerable to interruption, the introduction of viruses, malware, ransomware, security breaches, fire, power loss, system malfunction, network outages and other events that may be beyond our control. System interruptions or failures, whether isolated or more widespread, could impact our ability to provide service to our customers, which could have a material adverse effect on our operations and financial performance.

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

Our capital projects, such as our renewable generation projects, are subject to various completion risks that could cause costs to increase or delays in completion. These risks include shortages of, the inability to obtain, the cost of, and the consistency of, labor, materials and equipment; the inability of the contractors to perform under their contracts; the inability to agree to terms of contracts or disputes in contract terms; work stoppages; adverse weather conditions; the inability to obtain necessary permits in a timely manner; changes in applicable laws or regulations; adverse interpretation or enforcement of permit conditions; governmental actions; legal action; and unforeseen engineering or technology issues. In the case of our renewable generation projects, we may face delays in the completion of the necessary transmission system connections or upgrades to accommodate the project.

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

Some of our current long-term goals include MGE's targeting of a net‐zero carbon electricity by 2050 and MGE's Energy 2030 framework, which describes our plan for growth in renewables generation. MGE is working to achieve a more sustainable energy future using cost‐effective renewable generation technologies. Management established these goals in conjunction with our board of directors based upon a number of different internal and external factors that characterize and influence our current and expected future activities. These long-term goals are based on certain assumptions regarding the timing, scope and relative costs of technological advancements, including generation, storage and energy use technologies; levels of customer participation in programs and partnerships, which will be critical to the achievement of the goals; our ability to transition or displace existing coal-fired resources; our ability to complete renewable generation projects in a timely manner and within approved budgets; our ability to obtain recovery of costs in rates; and our ability to obtain the necessary permits or licenses for such projects. These assumptions may differ materially from actual future results. Accordingly, we may not achieve our stated long-term goals in the timeframe projected or at all.

We do not own all of the land on which our facilities are located, and interruption in access rights could disrupt our operations.

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

An aging workforce and the retirement of key employees without appropriate replacements may lead to operating challenges and increased costs. Some of the challenges include lack of resources, loss of knowledge, and time required for replacement employees to develop necessary skills. Failure to identify qualified replacement employees could result in decreased productivity and increased safety costs. If we are unable to attract and retain an appropriately qualified workforce, our operations could be negatively affected. We are also subject to multiple collective bargaining agreements covering approximately 323 employees. Future negotiation of these collective bargaining agreements could lead to work stoppages or other disruptions to our operations, which could adversely affect our financial condition and results of operations.

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

Our insurance coverage may not be sufficient to cover losses caused by an operating failure or catastrophic events, such as severe weather events or a cyber attack, or it may not be available at a reasonable cost, or available at all.

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

Local, national, and worldwide economic conditions may affect our operating revenues and our counterparty risks.

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

Item 1B. Unresolved Staff Comments.

MGE Energy and MGE

None.

Item 2. Properties.

Electric Generation

Net summer rated capacity in service as of December 31, 2021, was as follows:

Plants	Location	Commercial Operation Date	Fuel	Nameplate Capacity (MW)	Net Summer Rated Capacity (MW)(a)(b)		No. of Units
Steam plants:
Blount	Madison, WI	1957 & 1961	Natural Gas	100	95		2
Columbia	Portage, WI	1975 & 1978	Low-sulfur Coal	211	216	(c)(d)	2
WCCF	Madison, WI	2005	Natural Gas/Oil	157	128	(e)	2
Elm Road Units	Oak Creek, WI	2010 & 2011	Coal	106	105	(c)(f)	2

Combustion Turbines:
Nine Springs	Madison, WI	1964	Natural Gas	16	13		1
Sycamore	Madison, WI	1967 & 1971	Natural Gas	38	30		2
Fitchburg	Fitchburg, WI	1973	Natural Gas	53	32		2
West Marinette	Marinette, WI	2000	Natural Gas/Oil	90	68		1

Distributed Generators:
Multiple Locations	Madison, WI	1998-2019	ULSFO(k)	56	54		58

Wind Facilities:
Lincoln-Red River	Kewaunee County, WI	1999	Wind	11	1		17
Top of Iowa	Brookfield, IA	2008	Wind	30	4		18
Forward	Dodge & Fond du Lac Counties, Wi	2008	Wind	18	2	(g)	86
Saratoga	Howard County, IA	2019	Wind	66	16	(i)	33

Solar Facilities:
Morey Field	Middleton, WI	2020	Solar	5	3		1
Two Creeks	Two Creeks, WI	2020	Solar	50	25	(h)	1
Dane County	Madison, WI	2020	Solar	9	5		1
O'Brien	Fitchburg, WI	2021	Solar	20	10	(j)	1
Badger Hollow I	Monfort, WI	2021	Solar	50	25	(h)(j)	1
Total				1,086	832

(a)
Net summer rated capacity is determined by annual testing (measured in June, July or August) and may vary from year to year due to, among other things, the operating and physical conditions of the units.
(b)
All facilities shown are owned by MGE unless footnoted otherwise.
(c)
Baseload generation.
(d)
This facility is jointly-owned. Amount shown represents MGE's ownership share. See "Columbia" below.
(e)
This facility is jointly-owned between MGE and UW-Madison. Per the joint plant agreement, the UW is allocated 17 MW of the net capability of these units during the summer cooling season. The net summer-rated capacity shown reflects this decrease. See "WCCF" below.
(f)
This facility is jointly-owned. Amount shown represents MGE's ownership share. See "Elm Road Units" below.
(g)
Facility is jointly owned by WPL, WPSC, and MGE. Power from this facility is shared in proportion to each owner's ownership interest. Commercial operation date of facility was 2008. MGE purchased its ownership interest in 2018. MGE's share is 12.8%.
(h)
These facilities are jointly owned with WPSC. Capacity and energy from this facility is shared in proportion to each owners' ownership interest. The amount shown represents MGE's 33% ownership share.
(i)
As of December 31, 2021, Saratoga had no summer net rated capacity that qualified for the yearly MISO capacity auction due to the timing of the completion of upgrades under the Generator Interconnection Agreement, which is planned for completion in July 2022.
(j)
As of December 31, 2021, these solar arrays had no summer net rated capacity that qualified for the yearly MISO capacity auction due to the timing of the date they were placed into service.
(k)
ULSFO is ultra low-sulfur fuel oil.

Columbia

MGE and two other utilities jointly own Columbia, a coal-fired generating facility consisting of two units, which, as of December 31, 2021, accounted for 26% of MGE's net summer rated capacity. Power from this facility is shared in proportion to each owner's ownership interest. As of December 31, 2021, MGE had a 19% ownership interest in Columbia. The other owners are WPL, which operates Columbia, and WPSC. In February 2021, MGE and the other co-owners announced plans to retire Columbia. The co-owners intend to retire Unit 1 by the end of 2023 and Unit

2 by the end of 2024. Final timing and retirement dates are subject to change depending on operational, regulatory, and other factors.

The Columbia units burn low-sulfur sub-bituminous coal obtained from the Powder River Basin coal fields located in Wyoming. The coal inventory supply for the Columbia units was approximately 71 days as of December 31, 2020, and approximately 49 days as of December 31, 2021.

Elm Road Units and WCCF

MGE Power Elm Road and two other utilities own undivided interests in the Elm Road Units, consisting of two units, which, as of December 31, 2021, accounted for 13% of MGE's net summer rated capacity. Power from these units is shared in proportion to each owner's ownership interest. MGE Power Elm Road owns an 8.33% ownership interest in the Elm Road Units, and its interest in the Elm Road Units is leased to MGE. The other owners are Wisconsin Energy Corporation, which operates the units, and WPPI Energy, Inc. The Elm Road Units burn bituminous coal obtained from northern West Virginia and southwestern Pennsylvania, and sub-bituminous coal from the Powder River Basin in Wyoming. MGE's share of the coal inventory supply for the Elm Road Units decreased from approximately 83 days as of December 31, 2020, to approximately 52 days as of December 31, 2021. MGE Power Elm Road's share of the Elm Road Units is reflected in "Property, plant, and equipment, net" on MGE Energy's and MGE's consolidated balance sheets. In November 2021, MGE announced plans to end the use of coal as a primary fuel at the Elm Road Units and transition the plant to natural gas.

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

Electric and Gas Distribution Facilities

As of December 31, 2021, MGE owned 846 miles of overhead electric distribution line and 1,298 miles of underground electric distribution cable, all of which are located in Wisconsin. These electric distribution facilities are connected by 51 substations, installed with a capacity of 1,199,500 kVA. MGE's gas facilities include 3,013 miles of distribution mains, which are all owned by MGE.

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

Encumbrances

The principal plants and properties of MGE are subject to the lien of its Indenture of Mortgage and Deed of Trust dated as of January 1, 1946, as amended and supplemented, under which MGE's first mortgage bonds are issued. As of December 31, 2021, there were $1.2 million of first mortgage bonds outstanding. MGE Power Elm Road has collaterally assigned its right to lease payments from MGE for the Elm Road Units in order to secure the repayment of $49.3 million of senior secured notes issued by MGE Power Elm Road. MGE Power West Campus has collaterally assigned its right to lease payments from MGE for the WCCF in order to secure the repayment of $35.6 million of senior secured notes issued by MGE Power West Campus. See Footnote 14 of the Notes to Consolidated Financial Statements in this Report for additional information regarding these first mortgage bonds and the entitlement of certain senior notes issued by MGE to be equally and ratably secured if MGE issues additional first mortgage bonds.

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

Item 4. Mine Safety Disclosures.

MGE Energy and MGE - Not applicable.

PART II.

Item 5. Market for Registrants' Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market for Common Equity

MGE Energy

MGE Energy common stock is traded on Nasdaq under the symbol MGEE. As of January 31, 2022, there were approximately 39,406 shareholders of record. For additional information regarding dividends and dividend restrictions, see Footnote 15 of the Notes to the Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data in this Report.

MGE

As of January 31, 2022, there were 17,347,894 outstanding shares of MGE common stock, all of which were held by MGE Energy. There is no market for shares of common stock of MGE.

Issuer Purchases of Equity Securities

MGE Energy

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs(a)
October 1-31, 2021	6,851	$75.08	—	—
November 1-30, 2021	7,213	76.59	—	—
December 1-31, 2021	37,432	79.55	—	—
Total	51,496	$78.54	—	—

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

MGE

None.

Stock Performance Graph

The performance graph below illustrates a five-year comparison of cumulative total returns based on an initial investment of $1,000 in MGE Energy common stock, as compared with the Russell 2000 and the EEI Index for the period 2016 through 2021. The EEI Index reflects the consolidated performance of Edison Electric Institute investor-owned electric utilities.

Cumulative Five-Year Total Return Comparison

(assumes $1,000 invested on 12/31/2016 with dividends reinvested)

Value of Investment as of December 31,

	2016	2017	2018	2019	2020	2021
MGEE	$1,000	$985	$957	$1,283	$1,164	$1,396
Russell 2000	1,000	1,146	1,020	1,281	1,536	1,764
EEI Index	1,000	1,117	1,158	1,457	1,440	1,686

Item 6. [Reserved]

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

Our principal subsidiary is MGE, which generates and distributes electric energy, distributes natural gas, and represents a majority portion of our assets, liabilities, revenues, and expenses. MGE generates, purchases, and distributes electricity to approximately 159,000 customers in Dane County, Wisconsin, including the city of Madison, and purchases and distributes natural gas to approximately 169,000 customers in the Wisconsin counties of Columbia, Crawford, Dane, Iowa, Juneau, Monroe, and Vernon.

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

We have not included a discussion of results of operations and changes in financial position for the year ended

December 31, 2020, as compared to the year ended December 31, 2019. That discussion can be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on February 24, 2021.

Executive Overview

Our primary focus today and for the foreseeable future is our core utility customers at MGE as well as creating long-term value for our shareholders. MGE continues to face the challenge of providing its customers with reliable power at competitive prices. MGE works on meeting this challenge by investing in more efficient generation projects, including renewable energy sources. As we work toward achieving 80% carbon reduction by 2030 (from 2005 levels), MGE continues to examine and pursue opportunities to reduce the proportion that coal generation represents in its generation mix, as evidenced by its most recent announcements of the retirement of Columbia (a coal generation plan), the change in the Elm Road Units fuel source from coal to natural gas, and its growing ownership of renewable generation sources. MGE will continue to focus on growing earnings while controlling operating and fuel costs. MGE's goal is to provide safe and efficient operations in addition to providing customer value. We believe it is critical to maintain a strong credit rating consistent with financial strength in MGE as well as the parent company in order to accomplish these goals.

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

For the year ended December 31, 2021, MGE Energy's earnings were $105.8 million or $2.92 per share compared to $92.4 million or $2.60 per share for the same period in the prior year. MGE's earnings for the year ended December 31, 2021, were $78.4 million compared to $63.1 million for the same period in the prior year.

MGE Energy's net income was derived from our business segments as follows:

(In millions)	Year Ended December 31,
Business Segment:	2021	2020
Electric Utility	$63.9	$50.5
Gas Utility	15.5	14.2
Nonregulated Energy	21.4	20.8
Transmission Investments	6.9	7.4
All Others	(1.9)	(0.5)
Net Income	$105.8	$92.4

Our net income during 2021 compared to 2020 primarily reflects the effects of the following factors:

Electric Utility

An increase in electric investments contributed to increased earnings for 2021. The new customer information system went live in September 2021 and Badger Hollow I was completed in November 2021. MGE received approval to recover 100% AFUDC during construction of these projects.

Higher electric retail sales resulting from warmer weather in 2021 contributed to higher earnings for 2021. Cooling degree days (a measure for determining the impact of weather during the cooling season) increased from 733 days in 2020 to 846 days in 2021.

Electric commercial retail sales increased approximately 4% for 2021, compared to the same period in the prior year. The general economic recovery from the COVID-19 pandemic during 2021 contributed to higher electric commercial retail sales.

Gas Utility

An increase in gas investments contributed to increased earnings for 2021.

All Other

The decrease in all other income primarily results from a $2.5 million (pre-tax) voluntary contribution to the Madison Gas and Electric Foundation.

During 2021, the following events occurred:

2021 Rate Settlement Agreement: In December 2020, the PSCW approved a settlement agreement for MGE's 2021 rate case. The settlement agreement provided for a zero percent increase for electric rates and an approximately 4% increase for gas rates in 2021. The electric rate settlement included an increase in rate base but the associated rate increase was primarily offset by lower fuel and purchase power costs and a one-time $18.2 million return to customers of the portion of excess deferred taxes related to the 2017 Tax Act not restricted by IRS normalization rules. As part of the settlement, the fuel rules bandwidth was set at plus or minus 1% for 2021. When compared to the 2020 rate case, the settlement included lower forecasted electric sales for 2021 to reflect changes to customer usage during the COVID-19 pandemic. The gas rate increase covered infrastructure costs and technology improvements. The settlement agreement also included escrow accounting treatment for pension and other postretirement benefit costs, bad debt expense, and customer credit card fees. Escrow accounting treatment allows MGE to defer any difference between estimated costs in rates and actual costs incurred until its next rate case filing. Any difference would be recorded as a regulatory asset or regulatory liability.

Utility Solar: Large solar generation projects were recently completed or are under construction as shown in the following table. Incurred costs are reflected in "Property, plant, and equipment, net" for projects placed in service or "Construction work in progress" for projects under construction on the consolidated balance sheets. MGE received specific approval to recover 100% AFUDC on Badger Hollow I and II. After tax, MGE recognized $5.0 million and $0.6 million of AFUDC equity on Badger Hollow I and II, respectively, during construction.

Project	Ownership Interest	Share of Generation	Share of Estimated Costs	Costs Incurred as of December 31, 2021(a)	Date of Commercial Operation
Badger Hollow I	33%	50 MW	$65 million	$60.2 million(c)	November 2021
Badger Hollow II	33%	50 MW	$65 million	$21.2 million(c)	March 2023(b)
O'Brien	100%	20 MW	$32 million	$28.9 million	May 2021

(a)
Excluding AFUDC.
(b)
Estimated date of commercial operation.
(c)
Includes an allocation of common facilities at Badger Hollow placed in service in November 2021.

Tax Reform: Pursuant to the 2017 Tax Act, deferred income tax balances as of December 31, 2017, were remeasured to reflect the decrease in the corporate tax rate. The approved rate settlement agreement for 2021 included approximately $5.3 million of the benefit in base rates that was being returned to customers using a normalization method of accounting. IRS normalization rules limit the rate at which MGE can return the benefits to customers. The settlement agreement also included $18.2 million of the benefit not subject to normalization restrictions in electric base rates. The collection of the remaining portion not subject to normalization restrictions related to gas will be collected in 2022 and 2023 as approved by the PSCW in the 2022 rate case settlement.

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

Deferred Fuel Costs: MGE under recovered fuel costs in 2021. As of December 31, 2021, MGE had deferred $3.3 million of 2021 fuel costs. These costs will be subject to the PSCW's annual review of 2021 fuel costs, expected to be completed during 2022. See Footnote 9.b. of the Notes to Consolidated Financial Statements in this Report for further information.

During 2022, several items may affect us, including:

2022/2023 Rate Case Settlement: In December 2021, the PSCW approved a settlement agreement for MGE's 2022 rate case. The settlement agreement provides for an 8.81% increase to electric rates and a 2.15% increase to gas rates for 2022. As part of the settlement agreement for 2023, the PSCW approved a 0.96% increase in gas rates and to address a potential electric rate change through a limited rate case re-opener. See "Other Matters" below for additional information on the 2022/2023 rate case settlement.

ATC Return on Equity: As discussed in "Other Matters" below, ATC's authorized ROE, which is used in calculating its rates and revenues, is the subject of a challenge before FERC. A decrease in ATC's ROE could result in lower equity earnings and distributions from ATC in the future. We derived approximately 6.7% of our net income for the year ended December 31, 2021, from our investment in ATC.

Environmental Initiatives: There are proposed legislative rules and initiatives involving matters related to air emissions, water effluent, hazardous materials, and greenhouse gases, all of which affect generation plant capital expenditures and operating costs as well as future operational planning. Legislation and rulemaking addressing climate change and related matters could significantly affect the costs of owning and operating fossil-fueled generating plants. We would expect to seek and receive recovery of any such costs in rates. However, it is difficult to estimate the amount of such costs due to the uncertainty as to the timing and form of the legislation and rules, and the scope and time of the recovery of costs in rates, which may lag after those costs have been incurred.

EPA's Regulation of Greenhouse Gas Emissions (GHGs) under Section 111(d) of the Clean Air Act: In January 2021, the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit) vacated and remanded to the EPA the ACE Rule and repealed the predecessor Clean Power Plan Rule, both of which regulated greenhouse gas emissions from existing electric generation units pursuant to Section 111(d) of the Clean Air Act. As a result of these legal proceedings, neither the CPP nor ACE rules are currently in effect. In October 2021, the EPA formally announced their intention to introduce a proposed GHG rule in July 2022. The EPA has described the pending proposed rule as guidelines for states to regulate GHGs under Section 111(d). MGE will continue to monitor and evaluate the rule development.

Future Generation - New 80% carbon reduction target by 2030: MGE has outlined initiatives to achieve our new target.

•
Transitioning away from coal. Columbia: In February 2021, MGE, along with the other plant co-owners, announced plans to retire the two-unit coal-fired Columbia generating plant near Portage, Wisconsin. MGE currently owns 19% of the facility. The co-owners intend to retire Unit 1 by the end of 2023 and Unit 2 by the end of 2024. Final timing and retirement dates for Units 1 and 2 are subject to change depending on operational, regulatory, and other factors. MGE continues to evaluate additional investments to replace the generation from Columbia while maintaining electric service reliability. These investments include cost-effective, clean energy projects to help achieve MGE's carbon reduction goals.

Elm Road Units: In November 2021, MGE announced plans to end the use of coal as a primary fuel at the Elm Road Units and transition the plant to natural gas. MGE is a minority owner of Elm Road, owning 8.33%. The approximately 1,230 MW coal-fired plant is co-owned by WEC Energy Group, whose subsidiary serves as operator, and by WPPI Energy, Inc. Transition plans and costs will be subject to PSCW approval. MGE's remaining use of coal is expected to be further reduced as the Elm Road Units transition to natural gas. This transition will help MGE meet its 2030 carbon reduction goals. By 2035, MGE expects that the Elm Road Units will be fully transitioned away from coal, which will eliminate coal as an internal generation source for MGE.

•
Growing renewable generation. MGE is seeking to acquire a joint interest in several renewable generation projects. See our 2022-2024 capital expenditure forecast included under "Liquidity and Capital Resources" below for information on these projects.
•
Natural gas as a fuel source. West Riverside: In 2016, MGE entered into an agreement with WPL under which MGE may acquire up to 50 MW of capacity in a gas-fired generating plant constructed by WPL at its West Riverside Energy Center in Beloit, Wisconsin, during the five-year period following the in-service date of the plant. The plant was placed in service in May 2020. In January 2022, MGE, along with joint applicants, filed an application with the PSCW requesting approval for a sale and purchase of ownership interests in West Riverside. If approved, MGE's share of West Riverside will be 25 MW at a purchase price of approximately $25 million. The closing and actual transfer of ownership is expected to occur in March 2023. MGE also retains the option to purchase an additional 25 MW of capacity from West Riverside until May 2025. MGE currently expects to exercise this option in a future period. See our 2022-2024 capital expenditure forecast included under "Liquidity and Capital Resources" below for additional information.

COVID-19 Update

MGE Energy continues to provide safe and reliable service to our customers despite the challenges presented by the Coronavirus Disease 2019 (COVID-19) pandemic. We have operated continuously throughout the pandemic and suffered no material disruptions in service or employment.

We discuss various COVID-19-related events and their effects below:

•
Governmental Actions. State and local governments issued orders and regulations to restrict or manage business and individual activity in March 2020. In June 2021, the majority of COVID-related orders were lifted, although certain counties continue to impose mask mandates. Additionally, the PSCW ordered changes to the tariff provisions on March 24, 2020, in response to the COVID-19 pandemic. All restrictions were lifted by November 1, 2020.

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

•
Capital Expenditures: Badger Hollow II was expected to be completed in December 2022. Due to supply chain constraints, Badger Hollow II is now expected to be completed in March 2023. These updates have been reflected in our capital expenditure forecast. We continue to monitor potential impacts on an ongoing basis. See our 2022-2024 capital expenditure forecast included under "Liquidity and Capital Resources" below.

•
Operations: To date, MGE Energy has experienced no material disruptions in utility operations. Our administrative personnel have been working largely remotely, and our field operations have not been materially affected. We continue to monitor potential disruptions or constraints in materials and supplies from key suppliers. We could experience delays in our ability to perform certain maintenance and capital project activities.

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

Year Ended December 31, 2021, Versus the Year Ended December 31, 2020

	Year Ended December 31,
(In millions)	2021	2020	$ Change
Electric revenues	$420.3	$393.7	$26.6
Fuel for electric generation	(54.6)	(41.7)	(12.9)
Purchased power	(39.4)	(42.9)	3.5
Total Electric Margins (non-GAAP)	326.3	309.1	17.2

Gas revenues	185.6	144.3	41.3
Cost of gas sold	(99.7)	(63.7)	(36.0)
Total Gas Margins (non-GAAP)	85.9	80.6	5.3

Other operating revenues	0.7	0.7	—
Other operations and maintenance	(199.3)	(186.4)	(12.9)
Depreciation and amortization	(77.0)	(74.2)	(2.8)
Other general taxes	(19.3)	(19.8)	0.5
Operating Income	$117.3	$110.0	$7.3

Operating income for 2021 compared to 2020 primarily reflects the effects of the following factors:

•
Electric revenues and fuel costs
o
A $26.6 million increase in electric revenues primarily driven by an increase in electric retail sales due to warmer weather and economic recovery in MGE's service territory from the COVID-19 pandemic.
o
A $12.9 million increase in fuel for electric generation reflecting higher internal generation and market costs.
o
A $3.5 million decrease in purchased power costs driven by lower market purchases as a result of higher internal generation.

•
Gas revenues and cost of gas sold
o
A $41.3 million increase in gas revenue driven by higher rates to cover infrastructure costs and technology improvements. Also increasing gas rates is the cost of gas, which is recovered on a pass-through basis in revenues. See explanation below regarding the increase in gas costs.
o
A $36.0 million increase in cost of gas sold driven by higher cost per therm of gas. Average cost per therm increased approximately 56%. Payments for natural gas increased due to a significant increase in the price of natural gas. The increase in the price of natural gas is partially related to extreme weather conditions in February 2021 increasing costs approximately $15 million. These costs were recovered by the end of 2021 through our existing recovery mechanism (pass-through basis in customer rates).

•
A $12.9 million increase in other operations and maintenance. See "Consolidated operations and maintenance expenses" section below for a description of the factors contributing to the increase.

•
A $2.8 million increase in depreciation and amortization expense driven by the timing of the completion of the implementation of the customer information system that went live in September 2021 and commercial operation of Two Creeks in November 2020 and Badger Hollow I that took place in November 2021 as discussed in the "Consolidated depreciation expense" section below.

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the years indicated:

	Revenues			Sales (kWh)
(In thousands, except cooling degree days)	2021	2020	% Change	2021	2020	% Change
Residential	$151,646	$146,431	3.6%	896,710	882,991	1.6%
Commercial	210,475	198,043	6.3%	1,779,725	1,710,885	4.0%
Industrial	12,529	11,514	8.8%	162,803	160,840	1.2%
Other-retail/municipal	35,169	32,915	6.8%	360,292	346,252	4.1%
Total retail	409,819	388,903	5.4%	3,199,530	3,100,968	3.2%
Sales to the market	9,499	4,015	136.6%	211,270	141,454	n.m.
Other revenues	968	774	25.1%	—	—	—%
Total	$420,286	$393,692	6.8%	3,410,800	3,242,422	5.2%

Cooling degree days (normal 685)				846	733	15.4%

Electric Margin

Electric margin, a non-GAAP measure, increased $17.2 million during 2021 compared to 2020, due to the following:

(In millions)
Revenue subject to refund, net	$12.2
Increase in commercial, industrial and other-retail/municipal volume	4.3
Rate changes	3.6
Increase in residential volume	1.5
Customer fixed and demand charges	0.7
Other	0.2
Increased fuel costs	(5.3)
Total	$17.2

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

•
Commercial, industrial, and other-retail/municipal volume. During 2021, there was an approximately 4% increase in commercial sales compared to the same period in the prior year. This increase was driven by economic recovery from the COVID-19 pandemic and the lifting of associated governmental regulations and restrictions on activity.

•
Rate changes. MGE's PSCW-approved 2020 Fuel Cost Plan resulted in a fuel credit that decreased rates by 0.84% in 2020. Rates charged to retail customers during 2021 were $3.6 million higher than those charged during the same period in the prior year as a result of the fuel credit from 2020 ending.

•
Residential volume. During 2021, there was an approximately 2% increase in residential sales driven by favorable weather conditions in the first half of 2021. The weather impact was partially offset by a decrease in residential usage associated with the recovery from the COVID-19 pandemic and a return to traditional work environments, which has occurred throughout 2021.

•
Fuel costs. Fuel costs increased during 2021, primarily as a result of higher costs to generate and purchase electricity in the market. Renewable owned resources have no generation costs and the delay in the commercial operation of Badger Hollow I solar farm has contributed to higher replacement energy costs for MGE.

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class during each of the years indicated:

(In thousands, except HDD and average	Revenues			Therms Delivered
rate per therm of retail customer)	2021	2020	% Change	2021	2020	% Change
Residential	$110,442	$88,765	24.4%	100,173	102,477	(2.2)%
Commercial/Industrial	68,895	49,682	38.7%	92,554	92,883	(0.4)%
Total retail	179,337	138,447	29.5%	192,727	195,360	(1.3)%
Gas transportation	6,185	5,713	8.3%	76,217	76,022	0.3%
Other revenues	98	101	(3.0)%	—	—	—%
Total	$185,620	$144,261	28.7%	268,944	271,382	(0.9)%
Heating degree days (normal 6,988)				6,619	6,799	(2.6)%
Average rate per therm of retail customer	$0.931	$0.709	31.3%

Gas Margin

Gas margin, a non-GAAP measure, increased $5.3 million during 2021 compared to 2020, due to the following:

(In millions)
Rate changes	$5.7
Other	0.9
Revenue subject to refund, net	(1.0)
Decrease in volume	(0.3)
Total	$5.3

•
Rate changes. In December 2020, the PSCW authorized MGE to increase 2021 rates for retail gas customers by 4.0%. MGE recovers the cost of natural gas in its gas segment through the purchased gas adjustment clause (PGA). Under the PGA, MGE is able to pass through to its gas customers the cost of gas. Changes in PGA recoveries affect revenues but do not change net income. Payments for natural gas increased due to a significant increase in the price of natural gas. The increase in the price of natural gas is partially related to extreme weather conditions in February 2021 increasing costs approximately $15 million. These costs were recovered by the end of 2021 through our existing recovery mechanism (costs are passed-through in customer rates).

•
Other. During 2021, other charges primarily increased as a result of increased revenue from gas transportation customers.

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

Consolidated operations and maintenance expenses

For 2021, operations and maintenance expenses increased $12.9 million, compared to the same period in the prior year. The following contributed to the net change:

(In millions)
Increased electric production expenses	$6.4
Increased transmission costs	4.1
Increased customer accounts costs	2.4
Increased customer services	0.9
Increased administrative and general costs	0.5
Decreased electric distribution expenses	(1.0)
Decreased gas distribution expenses	(0.4)
Total	$12.9

•
Increased electric production expenses are related to increased maintenance costs for Saratoga, Two Creeks, and Columbia. Also contributing to the increase is $2.5 million additional expense recorded for Columbia inventory obsolescence and employee severance reserves. MGE anticipates requesting PSCW approval for regulatory recovery of these costs at a future date.

•
Increased transmission costs are related to higher transmission rates in 2021 compared to rates in 2020. The 2020 transmission rates reflect adjustments from a lower return on equity, ordered in FERC proceedings, for prior year rates.

•
Increased customer accounts and services costs are primarily related to increased operation costs associated with the new customer information system, which went live in September 2021.

•
Decreased electric distribution expenses are primarily related to a decrease in locating services.

Consolidated depreciation expense

Electric depreciation expense increased $2.0 million and gas depreciation expense increased $0.8 million for 2021, compared to the same period in the prior year. MGE placed Two Creeks in service in November 2020 and Badger Hollow I in November 2021. Timing of the in-service date contributed to the increase in electric depreciation expense. The new customer information system went live in September 2021 increasing deprecation costs for both electric and gas in 2021.

Electric and gas other income

Electric and gas other income decreased $1.8 million and $4.1 million, respectively, during the twelve months ended December 31, 2021, compared to the same period in the prior year, primarily related to the collection of the deferred pension and other postretirement other than service costs from 2019.

Nonregulated Energy Operations - MGE Energy and MGE

The nonregulated energy operations are conducted through MGE Energy's subsidiaries: MGE Power Elm Road (the Elm Road Units) and MGE Power West Campus (WCCF), which have been formed to own and lease electric generating capacity to assist MGE. For 2021 and 2020, net income at the nonregulated energy operations segment was $21.4 million and $20.8 million, respectively.

Transmission Investment Operations - MGE Energy

The transmission investment segment holds our interest in ATC and ATC Holdco, and its income reflects our equity in the earnings of those investments. ATC Holdco was formed in December 2016 to pursue transmission development opportunities that typically have long development and investment lead times before becoming operational. ATC Holdco's transmission development activities have been suspended for the near term. During 2021 and 2020, other income at the transmission investment segment primarily reflects ATC's operations and was

$9.3 million and $10.2 million, respectively. In May 2020, the FERC issued an opinion further refining the methodology for setting the ROE that electric utilities are authorized to earn, which adjusted ATC's ROE to 10.02%. See Footnote 7.b. of the Notes to Consolidated Financial Statements in this Report and "Other Matters" below for additional information concerning ATC and summarized financial information regarding ATC.

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

	Year Ended December 31,
(In millions)	2021	2020
MGE Power Elm Road	$15.2	$15.2
MGE Power West Campus	7.2	7.2

Liquidity and Capital Resources

Subject to the duration and severity of the COVID-19 pandemic, MGE Energy and MGE expect to have adequate liquidity to support future operations and capital expenditures over the next twelve months. Available resources include cash and cash equivalents, operating cash flows, liquid assets, borrowing working capacity under revolving credit facilities, and access to equity and debt capital markets. MGE Energy expects to generate funds from both long-term debt financing, short-term debt financing, and if needed, could issue new shares through our Direct Stock Purchase and Dividend Reinvestment Plan.

Cash Flows

The following summarizes cash flows for MGE Energy and MGE during 2021 and 2020:

	MGE Energy		MGE
(In thousands)	2021	2020	2021	2020
Cash provided by/(used for):
Operating activities	$137,527	$172,443	$130,240	$166,318
Investing activities	(156,975)	(210,412)	(154,878)	(205,261)
Financing activities	(8,756)	59,194	26,032	39,818

Cash Provided by Operating Activities

MGE Energy

MGE Energy's consolidated net cash provided by operating activities is derived mainly from the electric and gas operations of its principal subsidiary, MGE.

Cash provided by operating activities for 2021 was $137.5 million, a decrease of $34.9 million when compared to the prior year.

MGE Energy's net income increased $13.3 million for 2021 when compared to the prior year.

MGE Energy's federal and state taxes paid decreased $4.1 million during 2021, when compared to the prior year. The decrease in taxes paid is primarily related to increased production and investment tax credits.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $36.5 million in cash used for operating activities for 2021, primarily due to increased accounts receivable, increased other receivables, increased unbilled revenues, increase in gas inventory, and decrease in other current liabilities. Natural gas costs increased significantly throughout the central part of the country in February 2021 related to extreme weather conditions. In addition to those increased natural gas costs, we incurred higher natural gas costs throughout 2021, as a result of an increase in the price of natural gas. The decrease in other current liabilities is attributable to a $3.2 million one-time fuel credit returned to retail customers in 2021. These increases in cash used for operations were partially offset by an increase in accounts payable.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $0.1 million in cash used for operating activities for 2020, primarily due to decreased current liabilities, increased accounts receivable, and increased unbilled revenues, partially offset by increased accounts payable.

Hosted software asset expenditures during 2021 were $3.4 million. This amount represents an increase of $1.0 million in cash used when compared to the prior year.

MGE

Cash provided by operating activities for 2021 was $130.2 million, a decrease of $36.1 million when compared to the prior year.

Net income increased $15.3 million for 2021 when compared to the prior year.

MGE's federal and state taxes paid decreased $3.7 million during 2021, when compared to the prior year. The decrease in taxes paid is primarily related to increased production and investment tax credits.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $39.0 million in cash used for operating activities for 2021, primarily due to increased accounts receivable, increased other receivables, increased unbilled revenues, increase in gas inventory, and decreased other current liabilities. Natural gas costs increased significantly throughout the central part of the country in February 2021 related to extreme weather conditions. In addition to those increased natural gas costs, we incurred higher natural gas costs throughout 2021, as a result of an increase in the price of natural gas. The decrease in other current liabilities is attributable to a $3.2 million one-time fuel credit returned to retail customers in 2021. These increases in cash used for operations were partially offset by an increase in accounts payable.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $2.1 million in cash provided by operating activities for 2020, primarily due to increased accounts payable, partially offset by decreased current liabilities, increased accounts receivable, and increased unbilled revenues.

Hosted software asset expenditures during 2021 were $3.4 million. This amount represents an increase of $1.0 million in cash used when compared to the prior year.

Capital Requirements and Investing Activities

MGE Energy

MGE Energy's cash used for investing activities decreased $53.4 million for 2021 when compared to the prior year.

Capital expenditures for 2021 were $153.2 million. This amount represents a decrease of $50.0 million from the expenditures made in the prior year. This decrease primarily reflects the reduction of expenditures on the construction of Badger Hollow I due to timing of expenditures.

Capital contributions in ATC and other investments decreased $1.6 million for 2021 when compared to the prior year.

Proceeds from the sale of investments increased $1.1 million during 2021, when compared to the same period in the prior year.

MGE

MGE's cash used for investing activities decreased $50.4 million for 2021 when compared to the prior year.

Capital expenditures for 2021 were $153.2 million. This amount represents a decrease of $50.0 million from the expenditures made in the prior year. This decrease primarily reflects the reduction of expenditures on the construction of Badger Hollow I due to timing of expenditures.

Capital expenditures

The following table shows MGE Energy's actual capital expenditures for both 2021 and 2020, and forecasted capital expenditures for 2022 through 2024:

(In thousands)	Actual		Forecasted
For the years ended December 31,	2020	2021	2022	2023	2024
Electric	$162,210	$115,234	$165,300	$201,800	$180,900
Gas	36,906	34,071	32,800	28,100	29,900
Utility plant total	199,116	149,305	198,100	229,900	210,800
Nonregulated	4,023	3,864	7,000	8,100	6,800
MGE Energy total	$203,139	$153,169	$205,100	$238,000	$217,600

Forecasted capital expenditures are based upon management's assumptions with respect to future events, including the timing and amount of expenditures associated with environmental compliance initiatives, legislative and regulatory action, the continued effect of the COVID-19 pandemic, customer demand and support for electrification and renewable energy resources, energy conservation programs, load growth, the timing of any required regulatory approvals, and the adequacy of rate recovery. Actual events may differ materially from these assumptions and result in material changes to those forecasted amounts.

MGE is targeting at least 80% carbon reduction from electric generation by 2030 (from 2005 levels) and net-zero carbon electricity by 2050. Solar, wind, and battery storage projects are a major step toward deep decarbonization and greater use of clean energy sources in pursuit of our goal. MGE continues to evaluate solar, wind, and battery storage projects that align with its goals as legacy fossil fuel-fired facilities are retired. In February 2021, MGE, along with its co-owners, announced plans to retire Columbia Unit 1 by the end of 2023 and Unit 2 by the end of 2024. MGE has included forecasted capital expenditures for the years 2022 through 2024 for projects to replace Columbia's generation. Additional replacement capital expenditures are expected to continue beyond 2024.

In November 2021, construction of the Badger Hollow I solar project was completed. Total cost of the project excluding AFUDC was approximately $60 million. O'Brien, an approximately $29 million RER solar project, was completed in May 2021.

The following table provides further detail of MGE Energy's forecasted capital expenditures, separating spending into capital project categories for 2022 through 2024:

(In thousands)	Forecasted
For the years ended December 31,	2022	2023	2024
Electric renewables	$101,900	$113,500	$95,500
Electric production	14,100	42,000	33,800
Electric distribution	49,300	46,300	51,600
Gas distribution	32,800	28,100	29,900
Utility plant total	198,100	229,900	210,800
Nonregulated	7,000	8,100	6,800
MGE Energy total	$205,100	$238,000	$217,600

Our forecasted capital expenditures reflect the following significant renewable projects that are proposed or currently under construction:

Project	Source	Ownership Interest	Share of Generation/Battery Storage	Share of Costs(c)	Estimated Date of Commercial Operation
Red Barn(a)	Wind	10%	9.16MW	$17 million	December 31, 2022
Badger Hollow II	Solar/Battery	33%	50MW	$65 million(d)(e)	March 2023
Paris(b)	Solar/Battery	10%	20MW/11MW	$43 million(d)	May 31, 2023
Darien(b)	Solar/Battery	10%	25MW/7.5MW	$45 million(d)	December 31, 2023
Koshkonong(b)	Solar/Battery	10%	30MW/16.5MW	$65 million(d)	2024(f)

(a)
Approved by the PSCW in February 2022.
(b)
Pending approval by the PSCW. There is no certainty that this project will be approved by the PSCW.
(c)
Excluding AFUDC.
(d)
Requested, in the case of projects pending PSCW approval, or received, in the case of Badger Hollow II, approval to recover 100% AFUDC.
(e)
$21.2 million of costs incurred, including an allocation of common facilities at Badger Hollow as of December 31, 2021.
(f)
Construction of the project is expected to be completed in phases ranging from May 2024 through December 2024.

These renewable generation projects, along with our existing renewable generation, represent progress towards our goal of net-zero carbon emissions from electrical generation by 2050.

West Riverside: In January 2022, MGE, along with joint applicants, filed an application with the PSCW requesting approval for a sale and purchase of ownership interests in the West Riverside Energy Center, a highly efficient, state-of-the-art natural gas-fired plant in Beloit, Wis. If approved, MGE's share of West Riverside will be 25 MW at a purchase price of approximately $25 million. The closing and actual transfer of ownership is expected to occur in March 2023. MGE also retains the option to purchase an additional 25 MW of capacity from West Riverside until May 2025. MGE currently expects to exercise this option in a future period. Natural gas has much lower carbon emission rates compared to coal-fired generation. The investment in the West Riverside plant will help MGE to retire Columbia ahead of schedule in order to dramatically increase the amount of clean energy in our generating mix.

Electric and Gas Distribution: In 2022 through 2024, electric and gas capital expenditures include investment in enhanced metering solutions to provide customers with more timely and detailed energy use information. Investments in advanced metering infrastructure will provide additional benefits including outage and demand response and automated meter reading capabilities. Forecasted capital expenditures in those years is approximately $14 million.

Enterprise Forward: Enterprise Forward is a multi-year information technology project, which includes implementation of a new customer information system and other applications. MGE is entering the final phase of this transformational program. There is approximately $21 million of forecasted capital expenditures in total for 2022 and 2023.

Internal use software incurred in a hosting arrangement and preliminary construction costs related to renewable generation assets pending regulatory approvals are accounted for as an operating cash flow in accordance with applicable accounting policies. These costs are therefore excluded from the table above. For ratemaking purposes, they are included in forecasted utility capital expenditures. These costs are forecasted to be $3 million and $1 million for 2022 and 2023, respectively.

Financing Activities

MGE Energy

Cash used for MGE Energy's financing activities was $8.8 million for 2021, compared to $59.2 million of cash provided by financing activities in 2020.

For 2021, cash dividends paid were $54.8 million compared to $51.7 million in the prior year. This increase reflected a higher dividend per share ($1.52 vs. $1.45) and a greater number of outstanding shares since the completion of the public offering of shares in May 2020.

During 2020, MGE Energy issued common stock for net proceeds of $79.6 million, which were used for general corporate purposes including funding capital expenditures at MGE, such as Two Creeks, Badger Hollow I and II, Renewable Energy Rider solar projects, and other capital projects.

During 2021, MGE issued $100.0 million of senior unsecured notes whose proceeds were used to assist with the payment of additional capital expenditures and other corporate obligations. During 2020, MGE refinanced $19.3 million of existing Industrial Development Revenue Refunding Bonds through the issuance of an equivalent amount of Industrial Development Revenue Refunding Bonds at a lower interest rate. During 2020, MGE made repayments of $15.0 million for a maturing long-term note.

For 2021, net short-term debt repayments were $47.0 million compared to net short-term debt borrowings of $52.5 million in the prior year.

MGE

During 2021, cash provided by MGE's financing activities was $26.0 million, compared to $39.8 million of cash provided by financing activities in 2020.

Capital contributions made by MGE Energy to MGE were $30.0 million in 2020. Cash dividends to parent (MGE Energy) were $5.0 million in 2021.

Distributions to parent (MGE Energy) from noncontrolling interest, which represent distributions from MGE Power Elm Road and MGE Power West Campus, were $15.0 million for 2021, compared to $21.5 million in the prior year. The noncontrolling interest arises from the accounting required for the entities, which are not owned by MGE but are consolidated as VIEs.

During 2021, MGE issued $100.0 million of senior unsecured notes whose proceeds were used to assist with the payment of additional capital expenditures and other corporate obligations. During 2020, MGE refinanced $19.3 million of existing Industrial Development Revenue Refunding Bonds through the issuance of an equivalent amount of Industrial Development Revenue Refunding Bonds at a lower interest rate. During 2020, MGE made repayments of $15.0 million for a maturing long-term note.

For 2021, net short-term debt repayments were $47.0 million compared to net short-term debt borrowings of $52.5 million in the prior year.

Dividend Restrictions

Dividend payments by MGE to MGE Energy are subject to restrictions arising under a PSCW rate order and, to a lesser degree, MGE's first mortgage bonds. The PSCW order restricts any dividends that MGE may pay MGE Energy if its common equity ratio, calculated in the manner used in the rate proceeding, is less than 55%. MGE's thirteen month rolling average common equity ratio as of December 31, 2021, is 60.7%, as determined under the calculation used in the rate proceeding. This restriction did not restrict MGE's payment of dividends in 2021. Cash dividends of $5.0 million were paid by MGE to MGE Energy in 2021. No cash dividends were paid by MGE to MGE Energy in 2020 in light of the desire to fund planned capital expenditures with internally generated cash. The rate proceeding calculation includes indebtedness imputed amounts for MGE's outstanding purchase power capacity payments and other PSCW adjustments but does not include the indebtedness associated with MGE Power Elm Road and MGE Power West Campus, which are consolidated into MGE's financial statements but are not direct obligations of MGE.

MGE has covenanted with the holders of its first mortgage bonds not to declare or pay any dividend or make any other distribution on or purchase any shares of its common stock unless, after giving effect thereto, the aggregate amount of all such dividends and distributions and all amounts applied to such purchases, after December 31, 1945, shall not exceed the earned surplus (retained earnings) accumulated subsequent to December 31, 1945. As of December 31, 2021, approximately $604.3 million was available for the payment of dividends under this covenant.

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

Credit Facilities

As of December 31, 2021, MGE Energy and MGE had the following aggregate bank commitments and available capacity under their credit agreements:

Borrower	Aggregate Bank Commitments	Outstanding Commercial Paper	Letters of Credit Issued Inside Credit Facilities	Outstanding Borrowings	Available Capacity	Expiration Date
(In Millions)
MGE Energy	$50.0	$—	$—	$—	$50.0	February 7, 2024

MGE	$100.0	$5.5	$0.7	$—	$93.8	February 7, 2024

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

The credit agreements require the borrower to maintain a ratio of consolidated debt to consolidated total capitalization not to exceed a maximum of 65%. In the case of MGE, the ratio calculation excludes assets, liabilities, revenues, and expenses included in MGE's financial statements as a result of the consolidation of VIEs, such as MGE Power Elm Road and MGE Power West Campus. As of December 31, 2021, the ratio of consolidated debt to consolidated total capitalization for each of MGE Energy and MGE, as calculated under the credit agreements' covenant, were 37.8% and 40.2%, respectively. See Footnote 13 of the Notes to Consolidated Financial Statements in this Report for additional information regarding the credit facilities.

Capitalization Ratios

MGE Energy's capitalization ratios were as follows:

	MGE Energy
	2021	2020
Common shareholders' equity	62.2%	62.9%
Long-term debt(a)	37.5%	33.7%
Short-term debt	0.3%	3.4%

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

Contractual Obligations and Commercial Commitments for MGE Energy and MGE

MGE Energy's and MGE's contractual obligations as of December 31, 2021, representing cash obligations that are considered to be firm commitments, are as follows:

		Payment Due Within:			Due After
(In thousands)	Total	1 Year	2-3 Years	4-5 Years	5 Years
MGE Energy
Long-term debt(a)	$623,449	$4,889	$59,460	$25,718	$533,382
Short-term debt(b)	5,500	5,500	—	—	—
Interest expense(c)	391,819	25,416	47,720	45,779	272,904
Leases(d)	59,860	2,186	3,412	2,403	51,859
Purchase obligations(e)	274,022	100,469	78,707	50,924	43,922
Construction obligations(f)	47,787	47,787	—	—	—
Other obligations(g)	17,842	11,577	2,113	1,440	2,712
Total MGE Energy contractual obligations	$1,420,279	$197,824	$191,412	$126,264	$904,779

MGE
Long-term debt(a)	$623,449	$4,889	$59,460	$25,718	$533,382
Short-term debt(b)	5,500	5,500	—	—	—
Interest expense(c)	391,819	25,416	47,720	45,779	272,904
Leases(d)	59,860	2,186	3,412	2,403	51,859
Purchase obligations(e)	274,022	100,469	78,707	50,924	43,922
Construction obligations(f)	47,787	47,787	—	—	—
Other obligations(g)	7,167	902	2,113	1,440	2,712
Total MGE contractual obligations	$1,409,604	$187,149	$191,412	$126,264	$904,779

(a)
Long-term debt consisting of secured first mortgage bonds, unsecured medium-term notes, and Industrial Development Revenue Bonds issued by MGE, and private placement debt issued by MGE, MGE Power Elm Road, and MGE Power West Campus.
(b)
Short-term debt consisting of commercial paper for MGE. See Footnote 13 of the Notes to Consolidated Financial Statements in this Report.
(c)
Amount represents interest expense on long-term debt. See Footnote 14 of the Notes to Consolidated Financial Statements in this Report for further discussion of the long-term debt outstanding as of December 31, 2021.
(d)
Leases. See Footnote 5 of the Notes to Consolidated Financial Statements in this Report.
(e)
Purchase obligations for MGE Energy and MGE consist primarily of the purchase of electricity and natural gas, electric transmission, natural gas storage capacity, natural gas pipeline transportation, and the purchase and transport of coal. See Footnote 16.c. of the Notes to Consolidated Financial Statements in this Report.
(f)
Construction obligations consist primarily of Badger Hollow II and other renewable solar projects.
(g)
Other obligations are primarily related to investment commitments, chattel paper agreements, environmental projects, and uncertain tax positions.

The above amounts do not include any contributions for MGE's pension and postretirement plans. MGE does not expect to need to make any required contributions to the qualified plans for 2022. The contributions for years after 2022 are not yet currently estimated. Due to uncertainties in the future economic performance of plan assets, discount rates, and other key assumptions, estimated contributions are subject to change. MGE may also elect to make additional discretionary contributions to the plans.

The above amounts do not include future capital calls by ATC and ATC Holdco. In January 2022, MGE Transco made a $1.2 million contribution to ATC. The amount and timing of future capital calls to these entities is uncertain and primarily dependent on the operations and expansion of ATC and the resumption of development activities by ATC Holdco.

MGE Energy's and MGE's commercial commitments as of December 31, 2021, representing commitments triggered by future events and including financing arrangements to secure obligations of MGE Energy and MGE, are as follows:

		Expiration Within:			Due After
(In thousands)	Total	1 Year	2-3 Years	4-5 Years	5 Years
MGE Energy
Lines of credit(a)	$150,000	$—	$150,000	$—	$—

MGE
Lines of credit(b)	$100,000	$—	$100,000	$—	$—

(a)
Amount includes the facilities discussed in (b) plus an additional line of credit. MGE Energy has available at any time a $50 million committed revolving credit agreement, expiring in February 2024. As of December 31, 2021, MGE Energy had no borrowings outstanding under this credit facility.
(b)
Amount includes two committed revolving credit agreements totaling $100 million expiring in February 2024. These credit facilities are used to support commercial paper issuances. As of December 31, 2021, MGE had $5.5 million of commercial paper outstanding backed by the facilities but no borrowings outstanding. As of December 31, 2021, MGE had $0.7 million of letters of credit issued inside credit facilities.

Other Matters

Rate Matters

In December 2021, the PSCW approved a settlement agreement for MGE's 2022 rate case. The settlement agreement provides for an 8.81% increase for electric rates and a 2.15% increase to gas rates for 2022. The electric and gas rate increases are driven by an increase in rate base including our investments in Badger Hollow I and a new customer information system. Also driving the electric increase are higher fuel and purchase power costs as well as the completion in 2021 of the one-time return of the electric excess deferred tax credit related to the 2017 Tax Act not restricted by IRS normalization rules. Included in the electric residential rate is a reduction in the customer charge. As part of the settlement agreement for 2023, the PSCW approved a 0.96% increase in gas rates and to address a potential electric rate change through a limited rate case re-opener. The return on common stock equity for 2022 and 2023 is 9.8% based on a capital structure consisting of 55.6% common equity.

Details related to MGE's 2022/2023 approved settlement agreement:

(Dollars in thousands)	Authorized Average Rate Base(a)	Authorized Average CWIP(b)	Authorized Return on Common Equity(c)	Common Equity Component of Regulatory Capital Structure	Effective Date
Electric (2022 Test Period)	$1,044,362	$19,976	9.8%	55.63%	1/1/2022
Gas (2022 Test Period)	299,319	11,410	9.8%	55.63%	1/1/2022

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

Electric (2023 Test Period) average rate base will be subject to a limited reopener expected to be filed in 2022 and gas (2023 Test Period) average rate base is $312.3 million. The PSCW has approved MGE to maintain 2022 levels for return on common stock equity and capital structure for electric and gas rates in 2023.

Certain environmental groups have filed petitions against the PSCW regarding MGE's two most recent rate settlements. MGE has intervened in the petitions in cooperation with the PSCW. See Footnote 9.a. of the Notes to Consolidated Financial Statements in this Report for more information regarding this matter.

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

We derived approximately 6.7% of our net income for 2021 and approximately 8.0% of our net income for 2020 and 2019 from our investment in ATC.

Critical Accounting Estimates - MGE Energy and MGE

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to regulatory assets and liabilities, unbilled revenues, pension obligations, and income taxes. We base our estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Those values may differ from these estimates under different assumptions or conditions. We believe the following critical accounting estimates affect our more significant judgments used in the preparation of our consolidated financial statements.

Regulatory Assets/Liabilities

Regulatory assets represent costs that have been deferred to future periods when it is probable that the regulator will allow future recovery of those costs through rates. MGE bases its assessment of recovery on precedents established by the regulatory body. Regulatory liabilities represent previous collections from customers that are expected to be refunded to customers in future periods. Regulatory assets and regulatory liabilities typically include deferral of energy costs, the normalization of income taxes, pension and other postretirement costs, the deferral of certain operating expenses, and non-ARO removal costs. The accounting for these regulatory assets and liabilities is in accordance with regulatory accounting standards.

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

•
Assumed return on assets. This assumption represents the rate of return on plan assets reflecting the average rate of earnings expected on the funds invested (or to be invested) to provide for the benefits included in the projected benefit obligation. For 2021, MGE used an assumed return on assets of 7.00% for pension and 6.61% for other postretirement benefits. In 2022, the pension asset assumption will decrease to 6.75% and the postretirement benefit assumption will decrease to 6.40%. The annual expected rate of return is based on projected long-term equity and bond returns, maturities and asset allocations. Holding other assumptions constant, for every 1% reduction in the expected rate of return on plan assets, annual pension and other postretirement cost would increase by approximately $4.7 million, before taxes.

•
Discount rate. The discount rate represents the rate at which pension obligations could effectively be settled on a present-value basis. MGE uses high-grade bond yields as a benchmark for determining the appropriate discount rate. MGE uses individual spot rates rather than a weighted average of the yield curve spot rates to measure the service cost and interest cost components for net periodic benefit cost. Holding other assumptions constant, a 0.5% increase in the discount rate on the obligation balance as of December 31, 2021, would decrease annual pension and other postretirement cost by approximately $0.3 million, before taxes.

•
Medical trend assumptions. The health care cost trend rate is the assumed rate of increase in per-capita health care charges.

•
Mortality rate assumption. Expected mortality rates are used in the valuation to determine the expected duration of future benefit payments to the plan participants. MGE utilizes mortality tables and projection scales developed by the society of actuaries. These tables and scales were last updated in 2021.

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

The recovery of MGE's electric fuel costs is subject to fuel rules established by the PSCW. Fuel rules require Wisconsin utilities to defer electric fuel-related costs that fall outside a symmetrical cost tolerance band. Any over or under recovery of the actual costs is determined in the following year and is then reflected in future billings to electric retail customers. Under the electric fuel rules, MGE would defer the benefit of lower costs if the actual electric fuel costs fall outside the lower end of the range and is required to defer costs, less any excess revenues, if the actual electric fuel costs exceed the upper end of the range. Excess revenues are defined as revenues in the year in question that provide MGE with a greater return on common equity than authorized by the PSCW in MGE's latest rate order. The range is defined by the PSCW and has been modified throughout the years based on market conditions and other relevant factors. MGE is subject to a plus or minus 1% range. MGE assumes the risks and benefits of variances that are within the cost tolerance band. For 2022, $82.7 million in fuel and purchased power costs will be recovered in rates and are subject to this rule and included in MGE's fuel monitoring level rates. See Footnote 9.b. of the Notes to Consolidated Financial Statements in this Report for additional information.

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

MGE has financial gas and electric commodity contracts to hedge commodity price risk in the gas and electric utility segments. These contracts are primarily comprised of exchange-traded option and future contracts. MGE also holds financial transmission rights (FTRs), which are used to hedge the risk of increased transmission congestion charges. As of December 31, 2021, the fair value of exchange traded derivatives and FTRs exceeded their cost basis by $2.8 million. Under the PGA clause and electric fuel rules, MGE may include the costs and benefits of the aforementioned fuel price risk management tools in the costs of fuel (natural gas or power). Because these costs or benefits are recoverable, the related unrealized loss or gain has been deferred on the consolidated balance sheets as a regulatory asset or liability, respectively.

MGE has also entered into a purchased power agreement that provides MGE with firm capacity and energy that began on June 1, 2012, and ends on May 31, 2022 (the "base term"). The agreement is considered a derivative contract and is recognized at its fair value on the consolidated balance sheets. However, the derivative qualifies for regulatory deferral and is recognized with a corresponding regulatory asset or liability depending on whether the fair value is in a loss or gain position. The fair value of the contract as of December 31, 2021, reflected a loss position of $2.1 million.

Interest Rate Risk

Both MGE Energy and MGE may have short term borrowings at varying interest rates. MGE issues commercial paper for its short-term borrowings, while MGE Energy draws from its current credit facility to meet our short-term borrowing needs. Borrowing levels vary from period to period depending upon capital investments and other factors. Future short-term interest expense and payments will reflect both future short-term interest rates and borrowing levels. MGE Energy and MGE manage interest rate risk by limiting their variable rate exposure and continually monitoring the effects of market changes on interest rates. MGE is not exposed to changes in interest rates on a substantial portion of its long-term debt until that debt matures and is refinanced at market rates. Assuming the current level of variable rate borrowings and assuming a 1% change in the 2021 average interest rate under those borrowings, it is estimated that our 2021 interest expense and net income would have changed $0.1 million for both MGE Energy and MGE.

Equity Price Risk - Pension-Related Assets

MGE currently funds its liabilities related to employee benefits through trust funds. These funds, which include investments in debt and equity securities, are managed by various third-party investment managers. Changes in the market value of these investments can have an impact on the future expenses related to these liabilities. Holding other assumptions constant, for every 1% reduction in the expected rate of return on plan assets, annual pension and other postretirement cost would increase by approximately $4.7 million, before taxes. MGE's risk of expense and annuity payments, as a result of changes in the market value of the trust funds, is mitigated in part through future rate actions by the PSCW. The value of employee benefit plans trusts' assets have increased in value by approximately 15% and 16% during the years ended December 31, 2021 and 2020, respectively.

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

Additionally, if a counterparty were to default and MGE were to liquidate all contracts with that entity, MGE's credit loss could include: the loss in value of mark-to-market contracts, the amount owed for settled transactions, and additional payments to settle unrealized losses. As of December 31, 2021, no counterparties had defaulted.

MGE is obligated to provide service to all electric and gas customers within its franchised territories. MGE's franchised electric territory includes a 264 square-mile area in Dane County, Wisconsin, and MGE's franchised gas territory includes a service area covering 1,684 square miles in Wisconsin. Based on results for the year ended December 31, 2021, no one customer constituted more than 10% of total operating revenues for MGE Energy and MGE. Credit risk for electric and gas is managed by MGE's credit and collection policies, which are consistent with state regulatory requirements.

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

Item 8. Financial Statements and Supplementary Data.

MGE Energy

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in the Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of MGE Energy's internal control over financial reporting as of December 31, 2021, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

February 23, 2022

MGE

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in the Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

February 23, 2022

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of MGE Energy, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes, as listed in the index appearing under Item 15(a)(1), and the financial statement schedules listed in the index appearing under Item 15(a)(2), of MGE Energy, Inc. and its subsidiaries (the “Company”) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Accounting for Rate Regulation

As described in Notes 1 and 8 to the consolidated financial statements, the Company applies the authoritative guidance for accounting for certain types of regulation, which requires the Company to record regulatory assets and regulatory liabilities. Regulatory assets represent costs which are deferred due to the probable future recovery from customers through regulated rates while regulatory liabilities represent the excess recovery of costs or accrued credits which were deferred because management believes it is probable such amounts will be returned to customers through future regulated rates. As disclosed by management, management continually assesses whether the regulatory assets and liabilities meet the criteria for probability of future recovery or deferral. This assessment considers factors such as changes in the regulatory environment, recent rate orders to other regulated entities under the same jurisdiction, and the status of any pending or potential deregulation legislation. Regulatory assets and liabilities are amortized in the consolidated statements of income consistent with the recovery or refund included in customer rates. As of December 31, 2021, there was $109.0 million of deferred costs in regulatory assets and $163.7 million of accrued credits within regulatory liabilities.

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

February 23, 2022

We have served as the Company's auditor since 1993.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Madison Gas and Electric Company

Opinion on the Financial Statements

We have audited the consolidated financial statements, including the related notes, as listed in the index appearing under Item 15(a)(1), and the financial statement schedule listed in the index appearing under Item 15(a)(2), of Madison Gas and Electric Company and its subsidiaries (the “Company”) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

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

Accounting for Rate Regulation

As described in Notes 1 and 8 to the consolidated financial statements, the Company applies the authoritative guidance for accounting for certain types of regulation, which requires the Company to record regulatory assets and regulatory liabilities. Regulatory assets represent costs which are deferred due to the probable future recovery from customers through regulated rates while regulatory liabilities represent the excess recovery of costs or accrued credits which were deferred because management believes it is probable such amounts will be returned to customers through future regulated rates. As disclosed by management, management continually assesses whether the regulatory assets and liabilities meet the criteria for probability of future recovery or deferral. This assessment considers factors such as changes in the regulatory environment, recent rate orders to other regulated entities under the same jurisdiction, and the status of any pending or potential deregulation legislation. Regulatory assets and liabilities are amortized in the consolidated statements of income consistent with the recovery or refund included in customer rates. As of December 31, 2021, there was $109.0 million of deferred costs in regulatory assets and $163.7 million of accrued credits within regulatory liabilities.

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

February 23, 2022

We have served as the Company's auditor since 1993.

MGE Energy, Inc.

Consolidated Statements of Income

(In thousands, except per share amounts)

	For the Years Ended December 31,
	2021	2020	2019
Operating Revenues:
Electric revenues	$420,964	$394,372	$408,980
Gas revenues	185,620	144,261	159,875
Total Operating Revenues	606,584	538,633	568,855

Operating Expenses:
Fuel for electric generation	54,633	41,684	51,954
Purchased power	39,395	42,883	41,474
Cost of gas sold	99,690	63,697	79,775
Other operations and maintenance	199,316	186,430	193,322
Depreciation and amortization	76,983	74,188	71,562
Other general taxes	19,273	19,754	19,858
Total Operating Expenses	489,290	428,636	457,945
Operating Income	117,294	109,997	110,910

Other income, net	16,694	25,365	18,811
Interest expense, net	(24,112)	(23,521)	(23,063)
Income before income taxes	109,876	111,841	106,658
Income tax provision	(4,115)	(19,423)	(19,784)
Net Income	$105,761	$92,418	$86,874

Earnings Per Share of Common Stock
Basic	$2.92	$2.60	$2.51
Diluted	$2.92	$2.60	$2.51

Dividends per share of common stock	$1.52	$1.45	$1.38

Weighted Average Shares Outstanding
Basic	36,163	35,612	34,668
Diluted	36,167	35,612	34,668

The accompanying notes are an integral part of the above consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	For the Years Ended December 31,
	2021	2020	2019
Operating Activities:
Net income	$105,761	$92,418	$86,874
Items not affecting cash:
Depreciation and amortization	76,983	74,188	71,562
Deferred income taxes	4,837	10,363	7,212
Provision for doubtful receivables	1,550	1,415	1,615
Employee benefit plan (credit) cost	(2,203)	(3,716)	(3,813)
Equity earnings in investments	(9,270)	(10,221)	(9,889)
Other items	120	(2,750)	163
Changes in working capital items:
Accounts receivable and unbilled revenues	(24,651)	(5,451)	1,060
Inventories	(6,342)	(842)	(3,420)
Prepaid taxes	(5,035)	1,713	(677)
Other current assets	(192)	(1,057)	29
Accounts payable	2,729	14,353	(7,432)
Other current liabilities	(6,734)	(5,635)	(10,264)
Dividends from investments	7,832	8,998	7,347
Cash contributions to pension and other postretirement plans	(6,935)	(6,296)	(5,714)
Other noncurrent items, net	(923)	4,963	(4,178)
Cash Provided by Operating Activities	137,527	172,443	130,475
Investing Activities:
Capital expenditures	(153,169)	(203,139)	(164,036)
Capital contributions to investments	(4,027)	(5,601)	(7,813)
Other	221	(1,672)	(508)
Cash Used for Investing Activities	(156,975)	(210,412)	(172,357)
Financing Activities:
Issuance of common stock, net	—	79,635	—
Cash dividends paid on common stock	(54,788)	(51,729)	(47,842)
Repayment of long-term debt	(4,771)	(38,959)	(4,553)
Issuance of long-term debt	100,000	19,300	50,000
Proceeds from (repayments of) short-term debt	(47,000)	52,500	(13,000)
Other	(2,197)	(1,553)	(1,838)
Cash Provided by (Used for) Financing Activities	(8,756)	59,194	(17,233)
Change in cash, cash equivalents, and restricted cash	(28,204)	21,225	(59,115)
Cash, cash equivalents, and restricted cash at beginning of period	47,039	25,814	84,929
Cash, cash equivalents, and restricted cash at end of period	$18,835	$47,039	$25,814

Supplemental Disclosures of Cash Flow Information:
Interest paid	$23,502	$23,898	$23,171
Income taxes paid	$4,000	$8,127	$14,617
Income taxes received	$—	$—	$(255)
Significant noncash investing activities:
Accrued capital expenditures	$14,414	$5,719	$26,697

The accompanying notes are an integral part of the above consolidated financial statements.

MGE Energy, Inc.

Consolidated Balance Sheets

(In thousands)

	As of December 31,
ASSETS	2021	2020
Current Assets:
Cash and cash equivalents	$17,438	$44,738
Accounts receivable, less reserves of $6,940 and $5,787, respectively	46,205	41,384
Other accounts receivable, less reserves of $1,364 and $1,290, respectively	16,094	7,300
Unbilled revenues	34,812	27,511
Materials and supplies, at average cost	29,863	32,513
Fuel for electric generation, at average cost	6,429	6,356
Stored natural gas, at average cost	15,668	8,396
Prepaid taxes	20,214	15,179
Regulatory assets - current	1,465	14,748
Other current assets	11,183	11,394
Total Current Assets	199,371	209,519
Other long-term receivables	1,155	1,435
Regulatory assets	107,547	142,504
Pension and other postretirement benefit asset	58,757	13,873
Other deferred assets and other	27,548	22,259
Property, Plant, and Equipment:
Property, plant, and equipment, net	1,828,171	1,630,286
Construction work in progress	50,603	139,099
Total Property, Plant, and Equipment	1,878,774	1,769,385
Investments	98,754	94,676
Total Assets	$2,371,906	$2,253,651

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$4,889	$4,771
Short-term debt	5,500	52,500
Accounts payable	64,149	54,642
Accrued interest and taxes	10,385	8,539
Accrued payroll related items	12,951	12,635
Regulatory liabilities - current	9,365	41,664
Derivative liabilities	2,140	10,160
Other current liabilities	8,468	6,015
Total Current Liabilities	117,847	190,926
Other Credits:
Deferred income taxes	231,149	231,471
Investment tax credit - deferred	44,836	21,821
Regulatory liabilities	154,298	142,239
Accrued pension and other postretirement benefits	73,085	78,168
Derivative liabilities	—	3,980
Finance lease liabilities	17,322	17,532
Other deferred liabilities and other	91,690	72,211
Total Other Credits	612,380	567,422
Capitalization:
Common shareholders' equity:
Common Stock - $1 par value - 75,000 shares authorized; 36,163 shares issued and outstanding	36,163	36,163
Additional paid-in capital	394,903	394,408
Retained earnings	596,402	545,429
Total Common Shareholders' Equity	1,027,468	976,000
Long-term debt	614,211	519,303
Total Capitalization	1,641,679	1,495,303
Commitments and contingencies (see Footnote 16)
Total Liabilities and Capitalization	$2,371,906	$2,253,651

The accompanying notes are an integral part of the above consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Common Equity

(In thousands, except per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income/(Loss)	Total
2019
Beginning balance - December 31, 2018	34,668	$34,668	$316,268	$465,708	$—	$816,644
Net income				86,874		86,874
Common stock dividends declared ($1.38 per share)				(47,842)		(47,842)
Ending balance - December 31, 2019	34,668	34,668	316,268	504,740	—	855,676

2020
Net income				92,418		92,418
Common stock dividends declared ($1.45 per share)				(51,729)		(51,729)
Common stock issued, net	1,495	1,495	78,140			79,635
Ending balance - December 31, 2020	36,163	36,163	394,408	545,429	-	976,000

2021
Net income				105,761		105,761
Common stock dividends declared ($1.52 per share)				(54,788)		(54,788)
Equity-based compensation plans and other			495			495
Ending balance - December 31, 2021	36,163	$36,163	$394,903	$596,402	$—	$1,027,468

The accompanying notes are an integral part of the above consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Income

(In thousands)

	For the Years Ended December 31,
	2021	2020	2019
Operating Revenues:
Electric revenues	$420,964	$394,372	$408,980
Gas revenues	185,620	144,261	159,875
Total Operating Revenues	606,584	538,633	568,855

Operating Expenses:
Fuel for electric generation	54,633	41,684	51,954
Purchased power	39,395	42,883	41,474
Cost of gas sold	99,690	63,697	79,775
Other operations and maintenance	198,552	185,450	192,440
Depreciation and amortization	76,983	74,188	71,562
Other general taxes	19,269	19,750	19,858
Total Operating Expenses	488,522	427,652	457,063
Operating Income	118,062	110,981	111,792

Other income, net	9,121	15,019	10,703
Interest expense, net	(24,153)	(23,642)	(24,298)
Income before income taxes	103,030	102,358	98,197
Income tax provision	(2,248)	(16,835)	(17,418)
Net Income	$100,782	$85,523	$80,779
Less Net Income Attributable to Noncontrolling Interest, net of tax	(22,391)	(22,393)	(22,349)
Net Income Attributable to MGE	$78,391	$63,130	$58,430

The accompanying notes are an integral part of the above consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Cash Flows

(In thousands)

	For the Years Ended December 31,
	2021	2020	2019
Operating Activities:
Net income	$100,782	$85,523	$80,779
Items not affecting cash:
Depreciation and amortization	76,983	74,188	71,562
Deferred income taxes	3,654	8,543	5,286
Provision for doubtful receivables	1,550	1,415	1,615
Employee benefit plan (credit) cost	(2,203)	(3,716)	(3,813)
Other items	2,002	(1,828)	1,256
Changes in working capital items:
Accounts receivable and unbilled revenues	(24,680)	(5,453)	1,060
Inventories	(6,342)	(842)	(3,420)
Prepaid taxes	(4,531)	616	327
Other current assets	(148)	(1,157)	147
Accounts payable	2,775	14,603	(7,754)
Accrued interest and taxes	244	1,651	(1,565)
Other current liabilities	(11,107)	(4,909)	(9,618)
Cash contributions to pension and other postretirement plans	(6,935)	(6,296)	(5,714)
Other noncurrent items, net	(1,804)	3,980	(4,278)
Cash Provided by Operating Activities	130,240	166,318	125,870
Investing Activities:
Capital expenditures	(153,169)	(203,139)	(164,036)
Other	(1,709)	(2,122)	(782)
Cash Used for Investing Activities	(154,878)	(205,261)	(164,818)
Financing Activities:
Cash dividends paid to parent by MGE	(5,000)	—	—
Distributions to parent from noncontrolling interest	(15,000)	(21,500)	(23,500)
Capital contribution from parent	—	30,000	30,500
Repayment of long-term debt	(4,771)	(38,959)	(4,553)
Issuance of long-term debt	100,000	19,300	50,000
Proceeds from (repayments of) short-term debt	(47,000)	52,500	(13,000)
Other	(2,197)	(1,523)	(1,640)
Cash Provided by Financing Activities	26,032	39,818	37,807
Change in cash, cash equivalents, and restricted cash	1,394	875	(1,141)
Cash, cash equivalents, and restricted cash at beginning of period	6,404	5,529	6,670
Cash, cash equivalents, and restricted cash at end of period	$7,798	$6,404	$5,529

Supplemental disclosures of cash flow information:
Interest paid	$23,502	$23,898	$23,171
Income taxes paid	$—	$—	$95
Income taxes received	$—	$—	$(249)
Significant noncash investing activities:
Accrued capital expenditures	$14,414	$5,719	$26,697

The accompanying notes are an integral part of the above consolidated financial statements.

Madison Gas and Electric Company

Consolidated Balance Sheets

(In thousands)

	As of December 31,
ASSETS	2021	2020
Current Assets:
Cash and cash equivalents	$6,401	$4,103
Accounts receivable, less reserves of $6,940 and $5,787, respectively	46,205	41,384
Affiliate receivables	558	532
Other accounts receivable, less reserves of $1,364 and $1,290, respectively	16,092	7,295
Unbilled revenues	34,812	27,511
Materials and supplies, at average cost	29,863	32,513
Fuel for electric generation, at average cost	6,429	6,356
Stored natural gas, at average cost	15,668	8,396
Prepaid taxes	19,379	14,848
Regulatory assets - current	1,465	14,748
Other current assets	11,071	11,326
Total Current Assets	187,943	169,012
Affiliate receivable long-term	1,589	2,118
Regulatory assets	107,547	142,504
Pension and other postretirement benefit asset	58,757	13,873
Other deferred assets and other	27,907	22,448
Property, Plant, and Equipment:
Property, plant, and equipment, net	1,828,199	1,630,314
Construction work in progress	50,603	139,099
Total Property, Plant, and Equipment	1,878,802	1,769,413
Investments	230	603
Total Assets	$2,262,775	$2,119,971

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$4,889	$4,771
Short-term debt	5,500	52,500
Accounts payable	64,130	54,576
Accrued interest and taxes	10,649	10,405
Accrued payroll related items	12,951	12,635
Regulatory liabilities - current	9,365	41,664
Derivative liabilities	2,140	10,160
Other current liabilities	5,968	6,042
Total Current Liabilities	115,592	192,753
Other Credits:
Deferred income taxes	198,885	200,390
Investment tax credit - deferred	44,836	21,821
Regulatory liabilities	154,298	142,239
Accrued pension and other postretirement benefits	73,085	78,168
Derivative liabilities	—	3,980
Finance lease liabilities	17,322	17,532
Other deferred liabilities and other	92,152	72,173
Total Other Credits	580,578	536,303
Capitalization:
Common shareholder's equity:
Common Stock - $1 par value - 50,000 shares authorized; 17,348 shares outstanding	17,348	17,348
Additional paid-in capital	252,917	252,917
Retained earnings	533,542	460,151
Total Common Shareholder's Equity	803,807	730,416
Noncontrolling interest	148,587	141,196
Total Equity	952,394	871,612
Long-term debt	614,211	519,303
Total Capitalization	1,566,605	1,390,915
Commitments and contingencies (see Footnote 16)
Total Liabilities and Capitalization	$2,262,775	$2,119,971

The accompanying notes are an integral part of the above consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Equity

(In thousands)

					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling
	Shares	Value	Capital	Earnings	Income/(Loss)	Interest	Total
2019
Beginning balance - December 31, 2018	17,348	$17,348	$192,417	$338,591	$—	$141,454	$689,810
Net income				58,430		22,349	80,779
Capital contributions from parent			30,500				30,500
Distributions to parent from noncontrolling interest						(23,500)	(23,500)
Ending balance - December 31, 2019	17,348	$17,348	$222,917	$397,021	$—	$140,303	$777,589

2020
Net income				63,130		22,393	85,523
Capital contributions from parent			30,000				30,000
Distributions to parent from noncontrolling interest						(21,500)	(21,500)
Ending balance - December 31, 2020	17,348	$17,348	$252,917	$460,151	$—	$141,196	$871,612

2021
Net income				78,391		22,391	100,782
Cash dividends paid to parent by MGE				(5,000)			(5,000)
Distributions to parent from noncontrolling interest						(15,000)	(15,000)
Ending balance - December 31, 2021	17,348	$17,348	$252,917	$533,542	$—	$148,587	$952,394

The accompanying notes are an integral part of the above consolidated financial statements.

Notes to Consolidated Financial Statements

December 31, 2021, 2020, and 2019

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

Additional wholly owned subsidiaries of MGE Energy include CWDC, MAGAEL, MGE Power, MGE State Energy Services, MGE Services, MGE Transco, and MGEE Transco. CWDC owns 100% of North Mendota, a subsidiary created to serve as a development entity for property. MGE Power owns 100% of MGE Power Elm Road and MGE Power West Campus. MGE Power and its subsidiaries are part of MGE Energy's nonregulated energy operations, which were formed to own and lease electric generation projects to assist MGE. MGE Transco and MGEE Transco are nonregulated entities formed to own the investments in ATC and ATC Holdco, respectively. MGE did not own any subsidiaries as of December 31, 2021.

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

MGE Energy and MGE continues to assess the presence of COVID-19 developments and its impact on the assumptions and estimates used in the preparation of these financial statements.

d.
Cash, Cash Equivalents, and Restricted Cash – MGE Energy and MGE.

The following table presents the components of total cash, cash equivalents, and restricted cash on the consolidated balance sheets.

(In thousands)	MGE Energy		MGE
As of December 31,	2021	2020	2021	2020
Cash and cash equivalents	$17,438	$44,738	$6,401	$4,103
Restricted cash	847	644	847	644
Receivable - margin account	550	1,657	550	1,657
Cash, cash equivalents, and restricted cash	$18,835	$47,039	$7,798	$6,404

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
Trade Receivables, Allowance for Doubtful Accounts, and Concentration Risk - MGE Energy and MGE.

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. A 1% late payment charge is recorded on all receivables unpaid after the due date. The allowance for credit losses associated with these receivables represents MGE's best estimate of the amount of probable credit losses for existing accounts receivable. MGE manages concentration of credit risk through its credit and collection policies, which are consistent with state regulatory requirements. The allowance for credit losses is estimated based on historical write-off experience, regional economic data, review of the accounts receivable aging, and reasonable and supportable forecasts that affect the collectability of the reported amount. MGE has considered the effects of COVID-19 developments in its estimate of allowance for credit losses.

As of December 31, 2021 and 2020, MGE had a reserve balance of $8.3 million and $7.1 million, respectively, against accounts receivable. During the years ended December 31, 2021 and 2020, MGE recorded $2.2 million and $1.4 million, respectively, in write-offs. During the years ended December 31, 2021 and 2020, MGE recorded $3.4 million and $5.2 million, respectively, of additional reserves. The current accounting treatment for bad debt expense allows MGE to defer any differential between bad debt expense reflected in rates and actual costs incurred in its next rate case filing. See Footnote 8 for further details of deferred bad debt expense.

f.
Inventories - MGE Energy and MGE.

Inventories consist of natural gas in storage, fuel for electric generation, materials and supplies, and renewable energy credits (RECs). MGE values natural gas in storage, fuel for electric generation, and materials and supplies using average cost.

REC allowances are included in "Materials and supplies" on the consolidated balance sheets and are recorded based on specific identification. These allowances are charged to purchase power expense as they are used in operations. MGE's REC allowance balance as of December 31, 2021 and 2020, was $1.0 million and $0.8 million, respectively.

g.
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

Provisions at composite straight-line depreciation rates approximate the following percentages for the cost of depreciable property:

	2021	2020	2019
Electric	3.2%	3.5%	3.6%
Gas	2.2%	2.2%	2.1%
Nonregulated	2.4%	2.3%	2.3%

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
Purchased Gas Adjustment Clause - MGE Energy and MGE.

MGE's natural gas rates are subject to a fuel adjustment clause designed to recover or refund the difference between the actual cost of purchased gas and the amount included in rates. Differences between the amounts billed to customers and the actual costs recoverable are deferred and recovered or refunded in future periods by means of prospective monthly adjustments to rates. As of December 31, 2021 and 2020, MGE had over collected $1.4 million and $1.8 million, respectively. These amounts are included in "Regulatory liabilities – current" on the consolidated balance sheets.

n.
Revenue Recognition - MGE Energy and MGE.

Operating revenues are recorded as service is rendered or energy is delivered to customers. Meters are read on a systematic basis throughout the month based on established meter-reading schedules. At the end of the month, MGE accrues an estimate for the unbilled amount of energy delivered to customers. The unbilled revenue estimate is based on daily system demand volumes, weather factors, estimated line losses, estimated customer usage by class, and applicable customer rates. See Footnote 20 for further information.

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
Regional Transmission Organizations - MGE Energy and MGE.

MGE reports on a net basis transactions on the MISO markets in which it buys and sells power within the same hour to meet electric energy delivery requirements. This treatment resulted in a $113.6 million, a $61.8 million, and a $75.6 million reduction to sales to the market and purchase power expense for MISO markets for the years ended December 31, 2021, 2020, and 2019, respectively.

q.
Allowance for Funds Used During Construction - MGE Energy and MGE.

Allowance for funds used during construction is included in utility plant accounts and represents the cost of borrowed funds used during plant construction and a return on shareholder's capital used for construction purposes. In the consolidated income statements, the cost of borrowed funds (AFUDC-debt) is presented as an offset to "Interest expense" and the return on shareholder's capital (AFUDC-equity funds) is shown as an item within "Other income." For 2021, 2020 and 2019, as approved by the PSCW, MGE capitalized AFUDC-debt and equity on 50% of applicable average construction work in progress at 6.89%, 7.03%, and 7.00%, respectively. MGE received specific approval to recover 100% AFUDC on certain costs for Saratoga, Two Creeks, Badger Hollow I and II, its customer information and billing project, and on certain environmental costs for Columbia. These amounts are recovered under the ratemaking process over the service lives of the related properties. During 2021, 2020, and 2019, MGE recorded $1.7 million, $2.1 million, and $0.8 million, respectively, of AFUDC-debt. During 2021, 2020, and 2019, MGE recorded $5.0 million, $5.9 million, and $2.3 million, respectively, of AFUDC-equity.

r.
Investments - MGE Energy and MGE.

Investments in limited liability companies that have specific ownership accounts in which MGE Energy or MGE's ownership interest is more than minor and are considered to have significant influence are accounted for using the equity method. For equity security investments without readily determinable fair values and for which MGE Energy and MGE do not have significant influence, MGE Energy and MGE have elected to use the practicability exception to measure these investments, defined as cost adjusted for changes from observable transactions for identical or similar investments of the same issuer, less impairment. Changes in measurement are reported in earnings. Equity security investments with readily determinable fair values are carried at fair value. Realized and unrealized gains and losses are included in earnings. See Footnote 7 for further information on investments and Footnote 19 for further information on fair value of investments.

s.
Capitalized Software Costs - MGE Energy and MGE.

The net book value of capitalized costs of internal use software included in property, plant, and equipment was $85.8 million and $20.4 million as of December 31, 2021 and 2020, respectively. MGE implemented a new customer information system which went live in September 2021. As of December 31, 2021 and 2020, accumulated amortization was $42.6 million and $36.9 million, respectively. During 2021, MGE recorded $5.7 million of amortization expense. During 2020 and 2019, MGE recorded $5.1 million of amortization expense. Capitalized software costs are amortized on a straight-line basis over the estimated useful lives of the assets. The useful lives range from five to fifteen years.

t.
Capitalized Software Assets – Hosting Arrangements – MGE Energy and MGE.

The net book value of capitalized costs of internal use software incurred in a hosting arrangement was $15.6 million and $14.8 million as of December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, accumulated amortization was $5.4 million and $3.2 million, respectively. Capitalized software assets for hosted arrangements and the related accumulated amortization expense are recorded in "Other deferred assets and other" on the consolidated balance sheets.

During 2021, 2020, and 2019, MGE recorded $2.2 million, $1.8 million, and $1.4 million, respectively, of amortization expense related to software assets for hosted arrangements. These costs are recognized in "Other operations and maintenance" expense in the consolidated statements of income and are amortized on a straight-line basis over the term of the hosted contract, which includes renewable option periods. Software assets for hosted arrangements have terms ranging from three to ten years.

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

When it becomes probable that a generating unit will be retired before the end of its useful life, MGE assesses whether the generating unit meets the criteria for probability of abandonment. If a generating unit meets the applicable criteria to be considered probable of abandonment, MGE assesses the likelihood of recovery of the remaining net book value of that generating unit at the end of each reporting period. If it becomes probable that regulators will disallow full recovery or a return on the remaining net book value of a generating unit that is either abandoned or probable of being abandoned, an impairment loss would be required. An impairment loss would be recorded for the difference of the remaining net book value of the generating unit that is greater than the present value of the amount expected to be recovered from ratepayers.

There was no impairment of long-lived assets during 2021, 2020, and 2019.

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

Regulatory and accounting principles have resulted in a regulatory liability related to income taxes. Excess deferred income taxes result from past taxes provided in customer rates higher than current rates. The income tax regulatory liability and deferred investment tax credit reflect the revenue requirement associated with the return of these tax benefits to customers.

Investment tax credits from regulated operations are amortized over related property service lives.

Excise taxes

MGE Energy, through its utility operations, pays a state license fee tax in lieu of property taxes on property used in utility operations. License fee tax is calculated as a percentage of adjusted operating revenues of the prior year. The electric tax rate is 3.19% for retail sales and 1.59% for sales of electricity for resale by the purchaser. The tax rate on sales of natural gas is 0.97%. The tax is required to be estimated and prepaid in the year prior to its computation and expensing. License fee tax expense, included in "Other general taxes," was $13.5 million, $14.1 million, and $13.9 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Operating income taxes, including tax credits and license fee tax, are included in rates for utility related items.

w.
Share-Based Compensation - MGE Energy and MGE.

Eligible employees and non-employee directors may receive awards of restricted stock, restricted stock units, performance units, and dividend equivalents, or any combination of the foregoing. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period. Awards classified as equity awards are measured based on their grant-date fair value. Awards classified as liability awards are recorded at fair value each reporting period. Forfeitures are recognized as they occur, rather than estimating potential future forfeitures and recording them over the vesting period. See Footnote 12 for additional information on MGE's share-based compensation plans.

2.
New Accounting Standards - MGE Energy and MGE.

MGE Energy and MGE reviewed FASB authoritative guidance recently issued, none of which are expected to have a material impact on the consolidated results of operations, financial condition, or cash flows.

3.
Variable Interest Entities - MGE Energy and MGE.

a.
Consolidated Variable Interest Entities.

MGE Power Elm Road and MGE Power West Campus are not subsidiaries of MGE, but they have been consolidated in the financial statements of MGE. MGE Power Elm Road and MGE Power West Campus were created for the purpose of owning new generating assets and leasing those assets to MGE. MGE Power Elm Road's sole principal asset is an undivided ownership interest in two coal-fired generating plants (the Elm Road Units) located in Oak Creek, Wisconsin, which it leases to MGE pursuant to long-term leases. MGE Power West Campus's sole principal asset is the WCCF, which it leases to MGE pursuant to a long-term lease. Based on the nature and terms of the contractual agreements, MGE is expected to absorb a majority of the expected losses or residual value associated with the ownership of the generation assets by MGE Power Elm Road and MGE Power West Campus and therefore MGE holds a variable interest despite the absence of an equity interest.

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

MGE has included the following significant accounts on its consolidated balance sheets related to its interest in these VIEs as of December 31:

	MGE Power Elm Road		MGE Power West Campus
(In thousands)	2021	2020	2021	2020
Property, plant, and equipment, net	$163,325	$166,883	$79,183	$79,077
Construction work in progress	898	697	493	677
Affiliate receivables	—	—	2,211	2,803
Accrued interest and accrued (prepaid) taxes	37	2,701	(75)	671
Deferred income taxes	30,696	30,646	14,726	14,521
Long-term debt(a)	48,968	51,590	35,563	37,652
Noncontrolling interest	101,507	96,856	47,080	44,340

(a)
MGE Power Elm Road's long-term debt includes debt issuance costs of $0.3 million and $0.4 million as of December 31, 2021 and 2020, respectively. The debt is secured by a collateral assignment of lease payments that MGE makes to MGE

Power Elm Road for use of the Elm Road Units pursuant to the related long-term leases. MGE Power West Campus's long-term debt includes debt issuance costs of $0.1 million as of December 31, 2021 and 2020. The debt is secured by a collateral assignment of lease payments that MGE makes to MGE Power West Campus for use of the cogeneration facility pursuant to the long-term lease. See Footnote 14 for further information on the long-term debt securities.

MGE is permitted by PSCW order to recover lease payments made to MGE Power Elm Road and MGE Power West Campus in customer rates.

b.
Other Variable Interest Entities.

MGE has a variable interest in entities through purchase power agreements relating to purchased energy from the facilities covered by the agreements. As of December 31, 2021 and 2020, MGE had 13 megawatts of capacity available under these agreements. MGE evaluated the variable interest entities for possible consolidation. The interest holder is considered the primary beneficiary of the entity and is required to consolidate the entity if the interest holder has the power to direct the activities that most significantly impact the economics of the variable interest entity. MGE examined qualitative factors such as the length of the remaining term of the contracts compared with the remaining lives of the plants, who has the power to direct the operations and maintenance of the facilities, and other factors, and determined MGE is not the primary beneficiary of the variable interest entities. There is no significant potential exposure to loss as a result of involvement with these variable interest entities.

4.
Property, Plant, and Equipment - MGE Energy and MGE.

Property, plant, and equipment consisted of the following as of December 31:

	MGE Energy		MGE
(In thousands)	2021	2020	2021	2020
Utility:
Electric(a)(b)	$1,516,533	$1,608,658	$1,516,550	$1,608,675
Plant anticipated to be retired early(a)	158,983	—	158,983	—
Gas	546,390	496,450	546,401	496,461
Utility property, plant, and equipment, gross	2,221,906	2,105,108	2,221,934	2,105,136
Less: Accumulated depreciation and amortization(a)	636,804	721,382	636,804	721,382
Utility property, plant, and equipment, net	1,585,102	1,383,726	1,585,130	1,383,754
Nonregulated:
Nonregulated	317,881	320,691	317,881	320,691
Less: Accumulated depreciation and amortization	74,812	74,131	74,812	74,131
Nonregulated property, plant, and equipment, net	243,069	246,560	243,069	246,560
Construction work in progress:
Utility construction work in progress(b)	49,211	137,725	49,211	137,725
Nonregulated construction work in progress	1,392	1,374	1,392	1,374
Total property, plant, and equipment	$1,878,774	$1,769,385	$1,878,802	$1,769,413

(a)
An asset that will be retired in the near future and substantially in advance of its previously expected retirement date is subject to abandonment accounting. In the second quarter of 2021, the operator of Columbia received approval from MISO to retire Columbia Units 1 and 2. The co-owners intend to retire Unit 1 by the end of 2023 and Unit 2 by the end of 2024. Final timing and retirement dates are subject to change depending on operational, regulatory, and other factors. As of December 31, 2021, early retirement of Columbia was probable. "Plant anticipated to be retired early" in table above is the net book value of these generating units. Assets for Columbia Unit 1 and Unit 2 are currently included in rate base, and MGE continues to depreciate them on a straight-line basis using the composite depreciation rates approved by the PSCW that included retirement dates of 2029 for Unit 1 and 2038 for Unit 2. If it becomes probable that regulators will disallow full recovery or a return on the remaining net book value of a generating unit that is either abandoned or probable of being abandoned, an impairment loss would be required. An impairment loss would be recorded for the difference of the remaining net book value of the generating unit that is greater than the present value of the amount expected to be recovered from ratepayers. No impairment was recorded as of December 31, 2021.

(b)
Three major projects were placed in service in 2021. Electric only utility projects were O'Brien Solar Fields completed in May and Badger Hollow I completed in November. Implementation of a new Customer Information System, an electric and gas utility project, went live in September.

MGE's utility plant is subject to the lien of its Indenture of Mortgage and Deed of Trust. As of December 31, 2021 and 2020, there was $1.2 million of first mortgage bonds outstanding under that indenture. See Footnote 14 for further discussion of the mortgage indenture and the entitlement of certain unsecured notes to be equally and ratably secured if MGE issues additional first mortgage bonds.

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

Operating lease assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. For leases that do not provide an implicit rate, a collateralized incremental borrowing rate based on the information available at commencement date, including lease term, is used in determining the present value of future payments. The operating lease asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. Operating lease expense is recognized on a straight-line basis over the lease term. MGE has regulatory treatment and recognizes regulatory assets or liabilities for timing differences between when net lease costs are recorded and when costs are recognized. As of December 31, 2021, MGE had no significant leases not yet commenced that would create significant future rights and obligations.

The following table shows lease expense for the years ended December 31:

(In thousands)	2021	2020	Income Statement Location
Finance lease expense:
Amortization of leased assets	$1,609	$1,694	Depreciation and amortization
Interest on lease liabilities	771	784	Interest expense, net
Operating lease expense	506	319	Other operations and maintenance
Total lease expense	$2,886	$2,797

The following table shows the lease assets and liabilities on the consolidated balance sheets as of December 31:

(In thousands)	2021	2020	Balance Sheet Location
Lease assets:
Finance lease assets	$15,545	$15,682	Property, plant, and equipment, net
Operating lease assets	7,961	5,988	Other deferred assets and other
Total lease assets	$23,506	$21,670
Lease liabilities:
Finance lease liabilities - current	$1,050	$1,066	Other current liabilities
Finance lease liabilities - long-term	17,322	17,532	Finance lease liabilities
Operating lease liabilities - current	161	171	Other current liabilities
Operating lease liabilities - long-term	7,965	5,840	Other deferred liabilities and other
Total lease liabilities	$26,498	$24,609

The following table shows other lease information for the years ended December 31:

(In thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Finance leases - Financing cash flows	$1,495	$1,149
Finance leases - Operating cash flows	771	784
Operating leases - Operating cash flows	362	319
Lease assets obtained in exchange for lease liabilities:
Finance leases	1,026	1,480
Operating leases	2,178	5,791

The following table shows the weighted average remaining lease terms and discounts as of December 31:

Weighted-average remaining lease terms (in years):	2021	2020
Finance leases	38	37
Operating leases	35	34
Weighted-average discount rates:
Finance leases	4.30%	4.32%
Operating leases	3.07%	2.84%

The following table shows maturities of lease liabilities as of December 31:

(In thousands)	Finance	Operating
2022	$1,787	$399
2023	1,616	329
2024	1,163	304
2025	965	294
2026	845	299
Thereafter	39,726	12,133
Subtotal	46,102	13,758
Less: Present value discount	(27,730)	(5,632)
Lease liability	18,372	8,126
Less: current portion	(1,050)	(161)
Noncurrent lease liability	$17,322	$7,965

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

The following table shows MGE's interest in utility plant in service, and the related accumulated depreciation reserves and other information related to MGE's jointly owned facilities:

(In thousands, except for percentages and MW)	Columbia(a)		Elm Road(b)		West Campus(c)			Forward Wind(d)		Two Creeks(e)		Badger Hollow I & II(f)
Ownership interest	19%		8.33%			55%		12.8%		33%		33%
Share of generation (MW)	211	MW	106	MW		157	MW	18	MW	50	MW	100	MW

For the year ended December 31,
Operating expense - 2021	$33,284		$18,478		$	(g)		$669		$953		$140
Operating expense - 2020	27,127		17,259			(g)		664		118		—
Operating expense - 2019	32,604		19,661			(g)		642		—		—

As of December 31, 2021
Utility plant	$—		$202,604			$114,090		$34,084		$67,814		$69,178
Accumulated depreciation	—		(39,279)			(34,907)		(14,945)		(2,932)		(227)
Plant anticipated to be retired early	158,983		—			—		—		—		—
Construction work in progress	2,388		898			493		21		—		19,748

As of December 31, 2020
Utility plant	$289,597		$203,847			$115,657		$34,028		$67,577		$—
Accumulated depreciation	(118,742)		(36,964)			(36,580)		(14,092)		(225)		—
Construction work in progress	997		697			677		—		—		63,140

(a)
In February 2021, MGE and the other co-owners announced plans to retire Columbia, a two unit coal-fired generation facility located in Portage, Wisconsin. The co-owners intend to retire Unit 1 by the end of 2023 and Unit 2 by the end of 2024. Final timing and retirement dates are subject to change depending on operational, regulatory, and other factors. As of December 31, 2021, early retirement of Columbia was probable. See Footnote 4 for further information.
(b)
Two coal-fired generating units in Oak Creek, Wisconsin. In November 2021, MGE announced plans to end the use of coal as a primary fuel at the Elm Road Units and transition the plant to natural gas.
(c)
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
(d)
The Forward Wind Energy Center (Forward Wind) consists of 86 wind turbines located near Brownsville, Wisconsin.
(e)
The Two Creeks solar generation array is located in the Town of Two Creeks and the City of Two Rivers in Manitowoc and Kewaunee Counties, Wisconsin. Date of commercial operation of the solar array was November 2020.
(f)
The Badger Hollow I and II solar farm is located in southwestern Wisconsin in Iowa County, near the villages of Montfort and Cobb. Badger Hollow I and II. Date of commercial operation of Badger Hollow I was November 2021. Construction of Badger Hollow II is expected to be completed in March 2023.
(g)
Operating charges are allocated to the UW based on formulas contained in the operating agreement. Under the provisions of this arrangement, the UW is required to reimburse MGE for their allocated portion of fuel and operating expenses. For the years ended December 31, 2021, 2020, and 2019, the UW's allocated share of fuel and operating costs was $6.2 million, $5.2 million, and $6.6 million, respectively.

7.
Investments - MGE Energy and MGE.

a.
Equity Securities, Equity Method Investments, and Other Investments.

	MGE Energy		MGE
(In thousands)	2021	2020	2021	2020
Equity securities	$20,529	$17,906	$230	$603
Equity method investments:
ATC and ATC Holdco	75,862	74,423	—	—
Other	39	39	—	—
Total equity method investments	75,901	74,462	—	—
Other investments	2,324	2,308	—	—
Total	$98,754	$94,676	$230	$603

Equity securities represent publicly traded securities and private equity investments in common stock of companies in various industries.

During the years ended December 31, 2021, 2020, and 2019, certain investments were liquidated. As a result of these liquidations, the following was received:

	MGE Energy			MGE
(In thousands)	2021	2020	2019	2021	2020	2019
Cash proceeds	$1,684	$622	$216	$—	$—	$2
Gain (loss) on sale	1,543	379	580	—	—	(343)

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

As of December 31, 2021 and 2020, MGE Transco held a 3.6% ownership interest in ATC. As of December 31, 2021 and 2020, MGEE Transco held a 4.4% ownership interest in ATC Holdco.

MGE Transco and MGEE Transco have accounted for their investment in ATC and ATC Holdco, respectively, under the equity method of accounting. Equity earnings from investments are recorded as "Other income" on the consolidated statements of income of MGE Energy. For the years ended December 31, MGE Transco recorded the following:

(In thousands)	2021	2020	2019
Equity earnings from investment in ATC	$9,774	$10,167	$9,889
Dividends received from ATC	7,832	8,633	7,347
Capital contributions to ATC	—	1,249	3,018

In January 2022, MGE Transco made a $1.2 million capital contribution to ATC.

ATC Holdco was formed in December 2016. ATC Holdco's transmission development activities have been suspended for the near term. In 2020 and 2019, MGEE Transco recorded capital contributions of $0.3 million and $0.1 million, respectively, to ATC Holdco. In 2021, MGEE Transco recorded no capital contributions to ATC Holdco.

ATC's summarized financial data is as follows:

(In thousands)
Income statement data for the year ended December 31,	2021	2020	2019
Operating revenues	$754,838	$758,117	$744,371
Operating expenses	(376,153)	(372,463)	(373,527)
Other income	1,144	1,922	48
Interest expense, net	(115,089)	(112,818)	(110,490)
Earnings before members' income taxes	$264,740	$274,758	$260,402

Balance sheet data as of December 31,	2021	2020
Current assets	$89,747	$92,735
Noncurrent assets	5,628,127	5,400,538
Total assets	$5,717,874	$5,493,273

Current liabilities	$436,918	$310,749
Long-term debt	2,513,009	2,512,246
Other noncurrent liabilities	421,997	378,205
Members' equity	2,345,950	2,292,073
Total members' equity and liabilities	$5,717,874	$5,493,273

MGE receives transmission and other related services from ATC. During 2021, 2020, and 2019, MGE recorded $32.0 million, $30.7 million, and $30.4 million, respectively, for transmission services received from ATC. MGE also provides a variety of operational, maintenance, and project management work for ATC, which is reimbursed by ATC. As of December 31, 2021 and 2020, MGE had a receivable due from ATC of $7.0 million and $2.6 million, respectively, related primarily to transmission interconnection at Badger Hollow I and II. MGE is reimbursed for these costs after the new generation assets are placed into service.

8.
Regulatory Assets and Liabilities - MGE Energy and MGE.

The following regulatory assets and liabilities are reflected in MGE's consolidated balance sheets as of December 31:

(In thousands)	2021	2020
Regulatory Assets
Asset retirement obligation	$13,081	$11,935
Deferred fuel costs	3,292	—
Deferred bad debt expense	5,600	3,750
Debt related costs	8,173	8,586
Deferred pension and other postretirement costs	1,017	5,280
Derivatives	—	13,989
Leases	2,992	2,748
Tax recovery related to AFUDC equity	10,347	8,952
Unfunded pension and other postretirement liability	63,728	101,594
Other	782	418
Total Regulatory Assets	$109,012	$157,252

Regulatory Liabilities
Deferred fuel savings	$—	$5,047
Derivatives	617	—
Elm Road	—	1,957
Income taxes	110,817	129,856
Non-ARO removal costs	29,694	28,197
Pension and other postretirement service costs	11,451	7,524
Deferred pension and other postretirement costs	8,112	—
Purchased gas adjustment	1,448	1,832
Renewable energy credits	1,001	802
Transmission	223	7,669
Other	300	1,019
Total Regulatory Liabilities	$163,663	$183,903

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

Deferred Fuel Costs/Savings
The fuel rules require the PSCW and Wisconsin utilities to defer electric fuel-related costs that fall outside a symmetrical cost tolerance band. Any over- or under-recovery of the actual costs is determined on an annual basis and is adjusted in future billings to electric retail customers. See Footnote 9.b. for further discussion.

Deferred bad debt expense

In March 2020, the PSCW issued an order authorizing deferral of expenditures incurred to ensure the provision of safe, reliable, and affordable access to utility services during the COVID-19 pandemic and late payment charges. Expenditures include items such as bad debt expense. Recovery of expenditures is expected to be addressed in future rate proceedings. While management believes that cost recovery is probable, the timing of collection from customers cannot be estimated at this time. Management will continue to assess the probability of recovery of deferred costs. As part of the 2021 settlement agreement, the PSCW approved MGE to defer any differential between bad debt expense reflected in rates and actual costs incurred in its next rate filing.

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

Deferred Pension and Other Postretirement Costs

The current accounting treatment for Pension and Other Postretirement costs allows MGE to reflect any differential between pension and other postretirement costs reflected in rates and actual costs incurred in its next rate filing.

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

Renewable Energy Credits

MGE receives renewable energy credits from certain purchase power agreements. The value of the credits is recorded as inventory and expensed when the credit is redeemed or expired. A regulatory liability has been established for the value of the renewable energy credits included in inventory. In Wisconsin, renewable energy credits expire four years after the year of acquisition.

Transmission Costs

The current accounting treatment for transmission costs allows MGE to reflect any differential between transmission costs reflected in rates and actual costs incurred in its next rate filing.

9.
Rate Matters - MGE Energy and MGE.

a.
Rate Proceedings.

In December 2021, the PSCW approved a settlement agreement for MGE's 2022 rate case. The settlement agreement provides for an 8.81% increase for electric rates and a 2.15% increase for gas rates in 2022. The electric and gas rate increases are driven by an increase in rate base including our investments in Badger Hollow I and a new customer information system. Also driving the requested electric increase are higher fuel and purchase power costs as well as the completion in 2021 of the one-time return of the electric excess deferred tax credit related to the 2017 Tax Act not restricted by IRS normalization rules. Included in the electric residential rate is a reduction in the customer charge. As part of the settlement agreement, for 2023, the PSCW approved a 0.96% increase in gas rates and to address a potential electric rate change through a limited rate case re-opener. The return on common stock equity for 2022 and 2023 is 9.8% based on a capital structure consisting of 55.6% common equity.

In December 2020, the PSCW approved a settlement agreement for MGE's 2021 rate case. The settlement agreement provided for a zero percent increase for electric rates and an approximately 4% increase for gas rates in 2021. The electric rate settlement included an increase in rate base but the associated rate increase was primarily offset by lower fuel and purchase power costs and a one-time $18.2 million return to customers of the portion of excess deferred taxes related to the 2017 Tax Act not restricted by IRS normalization rules. As part of the settlement, the fuel rules bandwidth was set at plus or minus 1% for 2021. When compared to the 2020 rate case, the settlement included lower forecasted electric sales for 2021 to reflect changes to customer usage during the COVID-19 pandemic. The gas rate increase covered infrastructure costs and technology improvements. The settlement agreement also included escrow accounting treatment for pension and other postretirement benefit costs, bad debt expense, and customer credit card fees. Escrow accounting treatment allows MGE to defer any difference between estimated costs in rates and actual costs incurred until its next rate filing. Any difference would be recorded as a regulatory asset or regulatory liability. The return on common stock equity for 2021 was 9.8% based on a capital structure of 55.8% common equity in 2021.

Sierra Club and Vote Solar have filed petitions with the Dane County Circuit Court seeking review of the PSCW decision approving MGE's two most recent rate settlements (2021 and 2022/2023). The PSCW is named as the responding party; MGE is not named as a party. The petitions challenge the process the PSCW used to approve the portion of the settlements relating to electric rates and the electric customer fixed charge that does not vary with usage. The requested relief is unclear. The revenue requirement approved by the PSCW in the settlements have not been challenged. The PSCW is expected to vigorously defend its approval of the rate case settlements. MGE has intervened in the proceedings to further defend the PSCW's decision.

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

b.
Fuel Rules.

Fuel rules require Wisconsin utilities to defer electric fuel-related costs that fall outside a symmetrical cost tolerance band around the amount approved for a utility in its annual fuel proceedings. Any over- or under-recovery of the actual costs is determined in the following year and is then reflected in future billings to electric retail customers. The fuel rules bandwidth is set at plus or minus 1% in 2021. Under fuel rules, MGE defers costs, less any excess revenues, if its actual electric fuel costs exceed 101% of the electric fuel costs allowed in its latest rate order. Excess revenues are defined as revenues in the year in question that provide MGE with a greater return on common equity than authorized by the PSCW in MGE's latest rate order. Conversely, MGE is required to defer the benefit of lower costs if actual electric fuel costs were less than 99% of the electric fuel costs allowed in that order. In 2020, the fuel rules bandwidth was set at plus or minus 2%. These costs are subject to the PSCW's annual review of fuel costs completed in the year following the deferral.

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

MGE has under recovered fuel costs in 2021. As of December 31, 2021, MGE had deferred $3.3 million of 2021 fuel costs. These costs will be subject to the PSCW's annual review of 2021 fuel costs, expected to be completed in 2022.

10.
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

On a consolidated and separate company basis, the income tax provision consists of the following provision (benefit) components for the years ended December 31:

	MGE Energy			MGE
(In thousands)	2021	2020	2019	2021	2020	2019
Current payable:
Federal	$(2,589)	$4,179	$8,017	$(3,434)	$3,716	$7,616
State	3,002	5,095	4,647	3,163	4,790	4,608
Net-deferred:
Federal	(1,473)	6,181	3,510	(1,951)	4,756	2,242
State	6,310	4,182	3,702	5,605	3,787	3,044
Amortized investment tax credits	(1,135)	(214)	(92)	(1,135)	(214)	(92)
Total income tax provision	$4,115	$19,423	$19,784	$2,248	$16,835	$17,418

The consolidated income tax provision differs from the amount computed by applying the statutory federal income tax rate to income before income taxes, as follows:

	MGE Energy			MGE
	2021	2020	2019	2021	2020	2019
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	6.2	6.3	6.2	6.2	6.3	6.1
Amortized investment tax credits	(1.5)	(0.2)	(0.1)	(1.5)	(0.2)	(0.1)
Credit for electricity from wind energy	(6.0)	(6.2)	(5.7)	(6.4)	(6.8)	(6.2)
AFUDC equity, net	(0.9)	(1.2)	(0.3)	(1.0)	(1.4)	(0.3)
Amortization of utility excess deferred tax(a)	(14.8)	(2.0)	(2.4)	(15.8)	(2.2)	(2.7)
Other, net, individually insignificant	(0.3)	(0.3)	(0.1)	(0.3)	(0.3)	(0.1)
Effective income tax rate	3.7%	17.4%	18.6%	2.2%	16.4%	17.7%

(a)
Included are impacts of the 2017 Tax Act for the regulated utility for excess deferred taxes recognized using a normalization method of accounting in recognition of IRS rules that restrict the rate at which excess deferred taxes may be returned to utility customers. For the years ended December 31, 2021, 2020 and 2019, MGE recognized $2.6 million, $2.2 million, and $2.6 million, respectively. Included in the 2021 rate settlement was a one-time return to customers of the electric portion of excess deferred taxes related to the 2017 Tax Act not restricted by IRS normalization rules. For the year ended December 31, 2021, MGE recognized $13.2 million.

The significant components of deferred tax assets and liabilities that appear on the consolidated balance sheets as of December 31 are as follows:

	MGE Energy		MGE
(In thousands)	2021	2020	2021	2020
Deferred tax assets
Investment in ATC	$20,868	$21,688	$—	$—
Federal tax credits	39,161	19,199	39,161	20,080
Accrued expenses	11,053	11,115	11,047	11,105
Pension and other postretirement benefits	24,888	35,446	24,888	35,446
Deferred tax regulatory account	42,401	41,318	42,401	41,318
Derivatives	241	3,852	241	3,852
Leases	7,218	6,704	7,218	6,704
Other	17,390	14,073	17,442	14,125
Gross deferred income tax assets	163,220	153,395	142,398	132,630
Less valuation allowance	—	(38)	—	(38)
Net deferred income tax assets	$163,220	$153,357	$142,398	$132,592

Deferred tax liabilities
Property-related	$274,613	$257,397	$274,613	$257,397
Investment in ATC	52,731	51,518	—	—
Bond transactions	534	595	534	595
Pension and other postretirement benefits	34,781	45,658	34,781	45,658
Derivatives	241	3,852	241	3,852
Tax deductible prepayments	10,222	9,059	10,210	9,059
Leases	7,218	6,704	7,218	6,704
Other	14,029	10,045	13,686	9,717
Gross deferred income tax liabilities	394,369	384,828	341,283	332,982
Deferred income taxes, net	$231,149	$231,471	$198,885	$200,390

The components of federal and state tax benefit carryovers as of December 31, are as follows:

	MGE Energy		MGE
(In thousands)	2021	2020	2021	2020
Federal tax credits	$39,161	$19,199	$39,161	$20,080
State net operating losses	3	621	3	621
Valuation allowances for state net operating losses	(3)	(621)	(3)	(621)

Federal tax credit carryovers begin to expire in 2040 and state net operating loss carryforwards expire in 2023. Federal tax credits represent the deferred tax asset and net operating loss amounts represent the tax loss that is carried forward. The state valuation allowance reduces MGE Energy’s and MGE’s state carryforward losses to estimated realizable value due to the uncertainty of future income in various state tax jurisdictions.

b.
Accounting for Uncertainty in Income Taxes - MGE Energy and MGE.

The difference between the tax benefit amount taken on prior year tax returns, or expected to be taken on a current year tax return, and the tax benefit amount recognized in the financial statements is accounted for as an unrecognized tax benefit.

A tabular reconciliation of unrecognized tax benefits and interest is as follows:

(In thousands)
Unrecognized Tax Benefits:	2021	2020	2019
Unrecognized tax benefits, January 1,	$2,281	$2,093	$1,949
Additions based on tax positions related to the current year	714	796	741
Additions based on tax positions related to the prior years	-	-	84
Reductions based on tax positions related to the prior years	(642)	(608)	(681)
Unrecognized tax benefits, December 31,	$2,353	$2,281	$2,093

(In thousands)
Interest on Unrecognized Tax Benefits:	2021	2020	2019
Accrued interest on unrecognized tax benefits, January 1,	$154	$176	$191
Reduction in interest expense on uncertain tax positions	(98)	(124)	(137)
Interest expense on uncertain tax positions	94	102	122
Accrued interest on unrecognized tax benefits, December 31,	$150	$154	$176

Unrecognized tax benefits are classified with "Other deferred liabilities" on the consolidated balance sheets. The interest component recoverable in rates is offset by a regulatory asset.

As of December 31, 2021, 2020, and 2019, MGE Energy and MGE have an unrecognized tax benefit primarily related to temporary tax differences associated with the change in income tax method of accounting for electric generation and electric and gas distribution repairs. In addition, as of December 31, 2019, MGE Energy and MGE have unrecognized tax benefits relating to permanent differences and tax credits of less than $0.1 million. As of December 31, 2021 and 2020, there were no unrecognized tax benefits relating to permanent differences and tax credits.

The unrecognized tax benefits as of December 31, 2021, are not expected to significantly increase or decrease within the next twelve months. In addition, statutes of limitations will expire for MGE Energy and MGE tax returns. The impact of the statutes of limitations expiring is not anticipated to be material. The following table shows tax years that remain subject to examination by major jurisdiction:

Taxpayer	Open Years
MGE Energy and consolidated subsidiaries in federal return	2018 through 2021
MGE Energy Wisconsin combined reporting corporation return	2017 through 2021

11.
Pension Plans and Other Postretirement Benefits - MGE Energy and MGE.

MGE maintains qualified and nonqualified pension plans, health care, and life insurance benefits, and defined contribution 401(k) benefit plans for its employees and retirees. MGE's costs for the 401(k) plans were $5.1 million, $4.7 million, and $4.4 million for the years ended December 31, 2021, 2020, and 2019, respectively. A measurement date of December 31 is utilized for all pension and postretirement benefit plans.

All employees hired after December 31, 2006, have been enrolled in the defined contribution pension plan rather than the defined benefit pension plan previously in place.

a.
Benefit Obligations and Plan Assets.

(In thousands)	Pension Benefits		Other Postretirement Benefits
Change in Benefit Obligations:	2021	2020	2021	2020
Net benefit obligation as of January 1,	$461,215	$410,651	$86,360	$80,901
Service cost	5,730	5,296	1,448	1,264
Interest cost	9,109	12,210	1,549	2,278
Plan participants' contributions	—	—	992	1,009
Actuarial loss (gain)(a)	3,871	50,325	(685)	5,907
Gross benefits paid	(19,259)	(17,267)	(5,405)	(5,245)
Less: federal subsidy on benefits paid(b)	—	—	267	246
Benefit obligation as of December 31,	$460,666	$461,215	$84,526	$86,360

Change in Plan Assets:
Fair value of plan assets as of January 1,	$429,538	$386,033	$51,735	$48,889
Actual return on plan assets	61,487	58,935	6,814	6,514
Employer contributions	2,187	1,837	708	568
Plan participants' contributions	—	—	992	1,009
Gross benefits paid	(19,259)	(17,267)	(5,405)	(5,245)
Fair value of plan assets at end of year	473,953	429,538	54,844	51,735
Funded Status as of December 31,	$13,287	$(31,677)	$(29,682)	$(34,625)

(a)
In 2020, lower discount rates were the primary driver of the actuarial loss.
(b)
In 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 was signed into law authorizing Medicare to provide prescription drug benefits to retirees. For the years ended December 31, 2021 and 2020, the subsidy due to MGE was $0.3 million and $0.2 million, respectively.

The accumulated benefit obligation for the defined benefit pension plans as of December 31, 2021 and 2020, was $431.3 million and $430.3 million, respectively.

The amounts recognized in the consolidated balance sheets to reflect the funded status of the plans as of December 31 are as follows:

	Pension Benefits		Other Postretirement Benefits
(In thousands)	2021	2020	2021	2020
Long-term asset	$58,757	$13,873	$—	$—
Current liability	(2,342)	(2,139)	—	—
Long-term liability	(43,128)	(43,411)	(29,682)	(34,625)
Net liability	$13,287	$(31,677)	$(29,682)	$(34,625)

The following table shows the amounts that have not yet been recognized in our net periodic benefit cost as of December 31 and are recorded as regulatory assets in the consolidated balance sheets:

	Pension Benefits		Other Postretirement Benefits
(In thousands)	2021	2020	2021	2020
Net actuarial loss	$57,777	$92,553	$6,256	$10,986
Prior service benefit	(20)	(144)	(297)	(1,816)
Transition obligation	—	—	12	15
Total	$57,757	$92,409	$5,971	$9,185

The projected benefit obligation and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets were as follows:

(In thousands)	Pension Benefits
Projected Benefit Obligation in Excess of Plan Assets	2021	2020
Projected benefit obligation, end of year	$45,470	$45,550
Fair value of plan assets, end of year	—	—

The accumulated benefit obligation and fair value of plan assets with an accumulated benefit obligation in excess of plan assets were as follows:

(In thousands)	Pension Benefits		Other Postretirement Benefits
Accumulated Benefit Obligation in Excess of Plan Assets	2021	2020	2021	2020
Accumulated benefit obligation, end of year	$43,831	$43,384	$84,526	$86,360
Fair value of plan assets, end of year	—	—	54,844	51,735

b.
Net Periodic Benefit Cost.

(In thousands)	Pension Benefits			Other Postretirement Benefits
Components of Net Periodic Benefit Cost:	2021(a)	2020(a)	2019(a)	2021(a)	2020(a)	2019(a)
Service cost	$5,730	$5,296	$4,692	$1,448	$1,264	$1,110
Interest cost	9,109	12,210	14,302	1,549	2,278	2,893
Expected return on assets	(29,487)	(27,229)	(22,786)	(3,277)	(3,154)	(2,723)
Amortization of:
Transition obligation	—	—	—	3	3	3
Prior service (credit) cost	(124)	(114)	(117)	(1,518)	(2,669)	(2,669)
Actuarial loss	6,646	5,357	7,379	493	217	401
Net periodic benefit cost (credit)	$(8,126)	$(4,480)	$3,470	$(1,302)	$(2,061)	$(985)

(a)
During 2019, MGE deferred approximately $6.2 million of pension and other postretirement costs. During 2021 and 2020, MGE collected approximately $4.3 million and $0.9 million, respectively, of pension and other postretirement costs, which reduced the amount deferred in prior years. The impact of the deferral has not been reflected in the table above. See Footnote 8 for further information.

During the year ended December 30, 2021, MGE deferred $8.1 million of savings from 2021 employee benefit plan costs and recorded as a regulatory liability. The deferred savings has not been reflected in the table above. See Footnote 8 for additional information.

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

c.
Plan Assumptions.

The weighted-average assumptions used to determine the benefit obligations were as follows for the years ended December 31:

	Pension Benefits		Other Postretirement Benefits
	2021	2020	2021	2020
Discount rate	2.94%	2.70%	2.85%	2.52%
Rate of compensation increase	3.19%	3.22%	N/A	N/A
Assumed health care cost trend rates:
Health care cost trend rate assumed for next year	N/A	N/A	5.75%	5.75%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	N/A	N/A	4.75%	4.75%
Year that the rate reaches the ultimate trend rate	N/A	N/A	2027	2027

MGE uses individual spot rates, instead of a weighted average of the yield curve spot rates, for measuring the service cost and interest cost components of net periodic benefit cost.

The weighted-average assumptions used to determine the net periodic cost were as follows for the years ended December 31:

	Pension Benefits			Other Postretirement Benefits
	2021	2020	2019	2021	2020	2019
Discount rate	2.70%	3.42%	4.32%	2.52%	3.30%	4.24%
Expected rate of return on plan assets	7.00%	7.20%	7.20%	6.61%	6.75%	6.72%
Rate of compensation increase	3.23%	3.26%	3.25%	N/A	N/A	N/A

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

The asset allocation for MGE's pension plans as of December 31, 2021 and 2020, and the target allocation for 2022, by asset category, follows:

	Target	Percentage of Plan Assets at Year End
	Allocation	2021	2020
Equity securities(a)	63.0%	65.0%	69.0%
Fixed income securities	30.0%	29.0%	25.0%
Real estate	7.0%	6.0%	6.0%
Total	100.0%	100.0%	100.0%

(a)
Target allocations for equity securities are broken out as follows: 45.5% United States equity and 17.5% non-United States equity.

The fair value of plan assets for the postretirement benefit plans is $54.8 million and $51.7 million as of December 31, 2021 and 2020, respectively. Of this amount, $48.7 million and $45.6 million as of December 31, 2021 and 2020, respectively, were held in the master pension trust and are allocable to postretirement health expenses. The target asset allocation and investment strategy for the portion of assets held in the master pension trust are the same as that explained for MGE's pension plans. The remainder of postretirement benefit assets are held either in an insurance continuance fund for the payment of retiree life benefits or health benefit trusts for payment of retiree health premiums. The asset allocation for the insurance continuance fund is determined by the life insurer. The target asset allocation for the health benefit trusts are established based on a similar investment strategy as assets held in the master pension trust, with consideration for liquidity needs in the health benefit trusts.

e.
Concentrations of Credit Risk.

MGE evaluated its pension and other postretirement benefit plans' asset portfolios for the existence of significant concentrations of credit risk as of December 31, 2021. Types of concentrations that were evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, and foreign country. As of December 31, 2021, there were no significant concentrations (defined as greater than 10 percent of plan assets) of risk in MGE pension and postretirement benefit plan assets.

f.
Fair Value Measurements of Plan Assets.

Pension and other postretirement benefit plan investments are recorded at fair value. See Footnote 19 for more information regarding the fair value hierarchy.

The following descriptions are the categories of underlying plan assets held within the pension and other postretirement benefit plans as of December 31, 2021:

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

The fair values of MGE's plan assets by asset category as of December 31 are as follows:

(In thousands)	2021	2020
Cash and Cash Equivalents	$1,428	$1,180
Equity Securities:
U.S. Large Cap	162,060	151,218
U.S. Mid Cap	38,755	37,389
U.S. Small Cap	47,657	50,456
International Blend	87,781	87,461
Fixed Income Securities:
Short-Term Fund	5,222	4,215
High Yield Bond	25,190	22,683
Long Duration Bond	119,867	92,657
Real Estate	37,170	30,005
Insurance Continuance Fund	1,599	1,506
Fixed Rate Fund	2,068	2,503
Total	$528,797	$481,273

g.
Expected Cash Flows.

MGE does not expect to need to make any required contributions to the qualified plans for 2022. The contributions for years after 2022 are not yet currently estimated. MGE has adopted the asset smoothing as permitted in accordance with the Pension Protection Act of 2006, including modifications made by WRERA.

Due to uncertainties in the future economic performance of plan assets, discount rates, and other key assumptions, estimated contributions are subject to change. MGE may also elect to make additional discretionary contributions.

In 2021, MGE made $6.9 million in employer contributions to its pension and postretirement plans.

h.
Benefit Payments.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

	Pension	Other Postretirement Benefits
(In thousands)	Pension Benefits	Gross Postretirement Benefits	Expected Medicare Part D Subsidy	Net Postretirement Benefits
2022	$19,736	$4,713	$(304)	$4,409
2023	20,474	4,982	(333)	4,649
2024	21,197	5,281	(363)	4,918
2025	21,897	5,533	(395)	5,138
2026	22,497	5,567	(430)	5,137
2027 - 2031	117,862	27,651	(2,541)	25,110

12.
Share-Based Compensation - MGE Energy and MGE.

In 2020, MGE Energy shareholders approved the 2021 Long-Term Incentive Plan (the 2021 Incentive Plan). It provides for the issuance of up to 500,000 shares of MGE Energy common stock in connection with awards made under the 2021 Incentive Plan. The 2021 Incentive Plan authorizes awards of restricted stock, restricted stock units, performance units, and dividend equivalents, or any combination of the foregoing for eligible employees and non-employee directors. The 2020 Performance Unit Plan (the 2020 Plan) was adopted in February 2020 for eligible employees. Plan participants may receive awards of performance units, restricted units, or both. Prior to the adoption of the 2020 plan, eligible employees could receive awards of performance units under the 2006 Performance Unit Plan. Under the 2013 Director Incentive Plan, eligible non-employee directors could receive awards of performance units. During the years ended December 31, 2021, 2020 and 2019, MGE recorded $2.9 million, $1.3 million, and $3.0 million, respectively, related to share-based compensation awards under the 2006 Performance Unit Plan, the 2020 Performance Unit Plan, the 2013 Director Incentive Plan, and the 2021 Incentive Plan in "Other operations and maintenance" on the consolidated statements of income.

2013 Director Incentive Plan and 2006 Performance Unit Plan - Liability Awards - Under MGE Energy's 2013 Director Incentive Plan and its 2006 Performance Unit Plan, non-employee directors and eligible employees, respectively, could receive performance units that entitled the holder to receive a cash payment equal to the value of a designated number of shares of MGE Energy's common stock, plus dividend equivalent payments thereon, at the end of the performance period set in the award. In accordance with the plans' provisions. These awards are subject to prescribed vesting schedules and must be settled in cash. Accordingly, no shares of common stock will be issued in connection with those plans.

On the grant date, the cost of the director or employee services received in exchange for a performance unit award is measured based on the current market value of MGE Energy common stock. The fair value of the awards is remeasured quarterly, including as of December 31, 2021, as required by applicable accounting standards. Changes in fair value as well as the original grant are recognized as compensation cost. Since this amount is remeasured throughout the vesting period, the compensation cost is subject to variability. For nonretirement eligible employees under the 2006 Performance Unit Plan, stock-based compensation costs are accrued and recognized using the graded vesting method. Compensation cost for retirement eligible employees or employees that will become retirement eligible during the vesting schedule are recognized on an abridged horizon as retirement eligibility accelerates vesting.

Payouts under the 2013 Director Incentive Plan are subject to a three-year vesting schedule. Payouts under the 2006 Performance Unit Plan are subject to a five-year vesting schedule. The following activity occurred:

	2021
	Director Incentive Plan	Performance Unit Plan
Nonvested awards January 1,	4,286	17,420
Granted	—	—
Vested	(2,814)	(11,660)
Nonvested awards December 31,	1,472	5,760

No cash settlements have occurred on the awards shown in the table above as cash payments are only made at the end of the period covered by the awards. In January 2021, cash payments of $1.9 million were distributed relating to awards that were granted under the plans in 2018, for the 2013 Director Incentive Plan, and in 2016, for the 2006 Performance Unit Plan.

Restricted Stock Units - Equity Awards - Payouts of 2021 restricted stock units are based on the expiration of a three-year time-vesting period. Restricted stock units granted in 2021 are to be paid out in shares of MGE Energy common stock and are accounted for as equity awards. The fair value of each restricted stock unit granted is based on the closing market price of one share of MGE Energy common stock on the grant date of the award. Compensation expense is recorded ratably over the performance period based on the fair value of the awards on the grant date. The following activity occurred:

	2021
	Units	Weighted Average Grant Date Fair Value (per share)
Nonvested awards January 1,	—	N/A
Granted	16,267	$65.83
Vested	—
Undistributed vested awards(a)	(3,141)	$65.83
Nonvested awards December 31,	13,126	$65.83

(a)
Represents restricted stock units that vested but were not distributed to retirement-eligible employees during 2021.

In February 2022, MGE issued 15,931 restricted stock units to eligible employees and non-employee directors.

Restricted Stock Units - Liability Awards - Payouts of restricted stock units granted prior to 2021 are based on the expiration of a three-year time-vesting period and will be paid out in cash and accounted for as a liability award. Compensation expense is recorded ratably over the performance period based on the fair value of the awards at each reporting period. The following activity occurred:

2021
Nonvested awards January 1,	7,003
Granted	—
Vested	—
Undistributed vested awards(b)	(939)
Nonvested awards December 31,	6,064

(b)
Represents restricted stock units that vested but were not distributed to retirement-eligible employees during 2021.

Performance Units - Liability Awards - Performance units under the 2020 Plan entitle the holder to receive a cash payment equal to the value of a designated number of shares of MGE Energy's common stock, plus dividend-equivalent payments thereon. Performance units under the 2021 Incentive Plan can be paid out in shares of MGE Energy common stock, cash or a combination of cash and stock. MGE assumes it will make future payouts of its performance units granted in 2021 and 2020 in cash; therefore, these performance units are accounted for as liability awards. Compensation expense for these performance units is recorded ratably over the performance period based on the fair value of the awards at each reporting period. The payout is based upon achievement of specified performance goals during a performance period set by the Compensation Committee of MGE Energy's Board of Directors. Awards are subject to vesting provisions providing for 100% vesting at the end of the performance period. Compensation cost for retirement eligible employees or employees that will become retirement eligible during the vesting schedule are recognized on an abridged horizon as retirement eligibility accelerates vesting.

The performance units contain market and performance conditions. The market condition is based on total shareowner return relative to an investor-owned utility peer group. The performance condition is based on achievement of targets specified in the award agreement (such as an earnings growth target). The fair value of each performance unit is based on the fair value of the underlying common stock on the grant date and the probability of satisfying the market and performance conditions contained in the award agreement during the three-year performance period. The actual payments upon vesting depends upon actual performance and may range from zero to 200% of the granted number of performance units. The following activity occurred:

2021
Nonvested awards January 1,	7,003
Granted	10,187
Vested	—
Undistributed vested awards(c)	(3,320)
Nonvested awards December 31,	13,870

Weighted average fair Value of each nonvested award	$104.76
Weighted average estimated payout % based on performance criteria	127.4%
(c)
Represents performance units that vested but were not distributed to retirement-eligible employees during 2021.

In February 2022, MGE issued 10,395 performance units under the 2021 Incentive Plan to eligible employees.

13.
Notes Payable to Banks, Commercial Paper, and Lines of Credit.

a.
MGE Energy.

As of December 31, 2021, MGE Energy had an unsecured, committed revolving line of credit of $50 million expiring February 7, 2024. As of December 31, 2021, no borrowings were outstanding under this facility.

The credit agreement requires MGE Energy to maintain a ratio of its consolidated indebtedness to consolidated total capitalization not to exceed a maximum of 65%. A change in control constitutes a default under the agreement. Change in control events are defined as (i) a failure by MGE Energy to hold 100% of the outstanding voting equity interest in MGE or (ii) the acquisition of beneficial ownership of 30% or more of the outstanding voting stock of MGE Energy by one person or two or more persons acting in concert. As of December 31, 2021, MGE Energy was in compliance with the covenant requirements of the credit agreement.

b.
MGE.

For short-term borrowings, MGE generally issues commercial paper (issued at the prevailing discount rate at the time of issuance), which is supported by unused committed bank lines of credit. As of December 31, 2021, MGE had two unsecured, committed revolving lines of credit for a total of $100 million expiring February 7, 2024. As of December 31, 2021, no borrowings were outstanding under these facilities; however, there was $5.5 million in commercial paper outstanding. As of December 31, 2021, MGE had $0.7 million of letters of credit issued inside credit facilities.

The credit agreements require MGE to maintain a ratio of consolidated debt to consolidated total capitalization not to exceed a maximum of 65%. The ratio calculation excludes assets, liabilities, revenues, and expenses included in MGE's financial statements as the result of the consolidation of VIEs, such as MGE Power West Campus and MGE Power Elm Road. A change in control constitutes a default under the agreements. Change in control events are defined as (i) a failure by MGE Energy to hold 100% of the outstanding voting equity interest in MGE or (ii) the acquisition of beneficial ownership of 30% or more of the outstanding voting stock of MGE Energy by one person or two or more persons acting in concert. As of December 31, 2021, MGE was in compliance with the covenant requirements of the credit agreements.

c.
Short-Term Borrowings - MGE Energy and MGE.

Information concerning short-term borrowings is shown below:

(In thousands)	MGE Energy(a)		MGE
As of December 31,	2021	2020	2021	2020
Available capacity under line of credit	$143,815	$96,815	$93,815	$46,815
Short-term debt outstanding	$5,500	$52,500	$5,500	$52,500
Letters of credit issued inside credit facilities	$685	$685	$685	$685
Weighted-average interest rate	0.15%	0.15%	0.15%	0.15%
Year Ended December 31,
Maximum short-term borrowings	$64,000	$52,500	$64,000	$52,500
Average short-term borrowings	$28,583	$6,393	$28,583	$6,393
Weighted-average interest rate	0.15%	0.43%	0.15%	0.43%

(a)
MGE Energy short-term borrowings include MGE Energy and MGE lines of credit and MGE commercial paper.

14.
Long-Term Debt - MGE Energy and MGE.
a.
Long-Term Debt.

	December 31,
(In thousands)	2021	2020
First Mortgage Bonds:(a)
7.70%, 2028 Series	$1,200	$1,200
Tax Exempt Debt:
2.05%, 2023 Series, Industrial Development Revenue Bonds	19,300	19,300
Medium-Term Notes:(c)
6.12%, due 2028	20,000	20,000
7.12%, due 2032	25,000	25,000
6.247%, due 2037	25,000	25,000
Total Medium-Term Notes	70,000	70,000
Other Long-Term Debt:(d)
3.09%, due 2023(e)	30,000	30,000
3.29%, due 2026(e)	15,000	15,000
3.11%, due 2027(e)	30,000	30,000
2.94%, due 2029(e)	50,000	50,000
2.48%, due 2031(e)(b)	60,000	—
5.68%, due 2033(f)	21,510	22,762
5.19%, due 2033(f)	14,133	14,985
2.63%, due 2033(e)(b)	40,000	—
5.26%, due 2040(e)	15,000	15,000
5.04%, due 2040(g)	30,139	31,806
4.74%, due 2041(g)	19,167	20,167
4.38%, due 2042(e)	28,000	28,000
4.42%, due 2043(e)	20,000	20,000
4.47%, due 2048(e)	20,000	20,000
3.76%, due 2052(e)	40,000	40,000
4.19%, due 2048(e)	60,000	60,000
4.24%, due 2053(e)	20,000	20,000
4.34%, due 2058(e)	20,000	20,000
Total Other Long-Term Debt	532,949	437,720
Long-term debt due within one year	(4,889)	(4,771)
Unamortized discount and debt issuance costs	(4,349)	(4,146)
Total Long-Term Debt	$614,211	$519,303

(a)
MGE's utility plant is subject to the lien of its Indenture of Mortgage and Deed of Trust, under which its first mortgage bonds are issued. The Mortgage Indenture provides that dividends or any other distribution or purchase of MGE shares may not be made if the aggregate amount thereof since December 31, 1945, would exceed the earned surplus (retained earnings) accumulated subsequent to December 31, 1945. As of December 31, 2021, approximately $604.3 million was available for the payment of dividends under this covenant.
(b)
In May 2021, MGE entered into a private placement Note Purchase Agreement in which it committed to issue $60 million of new long-term debt (Series A) and $40 million of new long-term debt (Series B). Funding occurred on June 15, 2021, for Series B and August 27, 2021, for Series A. The proceeds of the debt financing were used to assist with capital expenditures and other corporate obligations.
(c)
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
(e)
Issued by MGE. Under that Note Purchase Agreement: (i) note holders have the right to require MGE to repurchase their notes at par in the event of an acquisition of beneficial ownership of 30% or more of the outstanding voting stock of MGE Energy, (ii) MGE must maintain a ratio of its consolidated indebtedness to consolidated total capitalization not to exceed a maximum of 65%, and (iii) MGE cannot issue "Priority Debt" in an amount exceeding 20% of its consolidated assets. Priority Debt is defined as any indebtedness of MGE secured by liens other than specified liens permitted by the Note Purchase Agreement and certain unsecured indebtedness of certain subsidiaries. As of December 31, 2021, MGE was in compliance with the covenant requirements.
(f)
Issued by MGE Power West Campus. The Note Purchase Agreements require MGE Power West Campus to maintain a projected debt service coverage ratio of not less than 1.25 to 1.00, and debt to total capitalization ratio of not more than

0.65 to 1.00. The notes are secured by a collateral assignment of lease payments that MGE is making to MGE Power West Campus for use of the WCCF pursuant to a long-term lease. As of December 31, 2021, MGE Power West Campus was in compliance with the covenant requirements.
(g)
Issued by MGE Power Elm Road. The Note Purchase Agreement requires MGE Power Elm Road to maintain a projected and actual debt service coverage ratio at the end of any calendar quarter of not less than 1.25 to 1.00 for the trailing 12-month period. The notes are secured by a collateral assignment of lease payments that MGE is making to MGE Power Elm Road for use of the Elm Road Units pursuant to long-term leases. As of December 31, 2021, MGE Power Elm Road was in compliance with the covenant requirements.

b.
Long-Term Debt Maturities.

Below is MGE Energy's and MGE's aggregate maturities for all long-term debt for years following December 31, 2021.

(In thousands)	2022	2023	2024	2025	2026	Thereafter
Long-term debt maturities	$4,889	$54,314	$5,146	$5,285	$20,433	$533,382

MGE includes long-term debt held by MGE Power Elm Road and MGE Power West Campus in the consolidated financial statements (see Footnote 3 for further information regarding these VIEs).

15.
Common Equity.

a.
Common Stock - MGE Energy and MGE.

MGE Energy sells shares of its common stock through its Direct Stock Purchase and Dividend Reinvestment Plan (the Stock Plan). Those shares may be newly issued shares or shares that are purchased in the open market by an independent agent for participants in the Stock Plan. The volume and timing of share repurchases in the open market depends upon the level of dividend reinvestment and optional share purchases made by plan participants. As a result, there is no specific maximum number of shares to be repurchased and no specified termination date for the repurchases. All sales under the Stock Plan are covered by a shelf registration statement that MGE Energy filed with the SEC. For the years ended December 31, 2021 and 2020, MGE Energy issued no new shares of common stock under the Stock Plan.

In May 2020, MGE Energy issued 1.5 million shares of its common stock in an underwritten offering. MGE Energy received proceeds, net of underwriter fees and issuance costs, of $79.6 million from the issuance and sale of those shares. The net proceeds were used for general corporate purposes, including funding capital expenditures made by MGE.

During the years ended December 31, 2021 and 2020, MGE Energy paid $54.8 million (or $1.52 per share) and $51.7 million (or $1.45 per share), respectively, in cash dividends on its common stock. Dividend payments by MGE to MGE Energy are subject to restrictions arising under a PSCW rate order and, to a lesser degree, MGE's first mortgage bonds. The PSCW order restricts any dividends, above the PSCW authorized amount that MGE may pay MGE Energy if MGE's common equity ratio, calculated in the manner used in the rate proceeding, is less than 55%. This restriction did not restrict MGE's payment of dividends in 2021. See Footnote 14 for further discussion of the mortgage indenture covenants regarding the payment of dividends. During the year ended December 31, 2021, MGE paid $5.0 million in cash dividends to MGE Energy. During the year ended December 31, 2020, MGE paid no dividends to MGE Energy.

b.
Dilutive Shares Calculation - MGE Energy.

As of December 31, 2021, 3,668 shares were included in the calculation of diluted earnings per share related to nonvested equity awards. See Footnote 12 for additional information on shared-based compensation awards.

16.
Commitments and Contingencies.

a.
Environmental - MGE Energy and MGE.

Columbia

In February 2021, MGE and the other co-owners of Columbia announced plans to retire that facility. The co-owners intend to retire Unit 1 by the end of 2023 and Unit 2 by the end of 2024. Final timing and retirement dates are subject to change depending on operational, regulatory, and other factors. Effects of environmental compliance discussed below will depend upon the final retirement dates approved and compliance requirement dates.

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

EPA's Effluent Limitations Guidelines and Standards for Steam Electric Power Generating Point Source Category

The EPA has promulgated water Effluent Limitations Guidelines (ELG) and standards for new and existing steam electric power plants that primarily require the reduction of metals and other pollutants in wastewater. MGE’s Columbia plant and Elm Road Units are subject to this rule.

In July 2021, the PSCW approved a Certificate of Authority (CA) application, filed by MGE and the other owners of Columbia, which commits to close Columbia's wet pond system to comply with the Coal Combustions Residuals (CCR) Rule (as described in further detail in the CCR section below). By closing the wet pond system Columbia will be in compliance with ELG requirements.

The Elm Road Units must satisfy the ELG rule's requirements no later than December 2023, as determined by the permitting authority. In December 2021, the PSCW approved a CA application for installation of additional wastewater treatment equipment to comply with the ELG Rule. MGE's share of the estimated costs to comply with the rule is estimated to be approximately $4 million. Construction is expected to begin in 2022.

Based on previous treatment of environmental compliance projects, management believes that any compliance costs will be recovered in future rates.

EPA Cooling Water Intake Rules (Section 316(b))

Section 316(b) of the Clean Water Act requires that the cooling water intake structures at electric power plants meet best available technology (BTA) standards to reduce mortality from entrainment (drawing aquatic life into a plant's cooling system) and impingement (trapping aquatic life on screens). The EPA finalized its Section 316(b) rule for existing facilities in 2014. Section 316(b) requirements are implemented in Wisconsin through modifications to plants' WPDES permits, which govern plant wastewater discharges.

WCCF, Blount, and Columbia are considered existing plants under this rule. WCCF employs a system that meets the Section 316(b) rule. Blount's WPDES permit assumes that the plant meets BTA standards for the duration of the permit, which expires in 2023. Before the next permit renewal, MGE is required to complete an entrainment study and recommend a BTA along with alternative technologies considered. MGE completed the entrainment study in 2021 and submitted the results to the WDNR. The WDNR will make the final BTA determination and include any BTA requirements in Blount's next permit renewal, which is expected to be completed by the end of 2022 and effective in 2023. Management believes that the BTA determination at Blount will not be material for MGE.

Section 316(b) applies to river intakes at the Columbia plant. Columbia's operator received a permit in 2019 requiring studies of intake structures to be submitted to the WDNR by November 2023 to help determine BTA. BTA improvements may not be required given that Columbia is scheduled to retire both units by the end of 2024. MGE will continue to work with Columbia’s operator to evaluate all regulatory requirements applicable to the planned retirements. Management believes that the Section 316(b) rule will not have a material effect on its existing plants and that any compliance costs will be recovered in future rates based on previous treatment of environmental compliance projects.

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

EPA's Greenhouse Gas (GHG) Reduction Guidelines under the Clean Air Act 111(d) Rule

In January 2021, the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit) vacated and remanded to the EPA the Affordable Clean Energy Rule (ACE Rule) and repealed the predecessor Clean Power Plan Rule (CPP Rule), both of which regulated greenhouse gas emissions from existing electric generation units pursuant to Section 111(d) of the Clean Air Act. As a result of these legal proceedings, neither the CPP nor ACE rules are currently in effect. In October 2021, as part of the Biden administration's Unified Agenda, the EPA announced their intention to introduce a proposed GHG rule by July 2022. The EPA has described the pending proposed rule as guidelines for states to regulate GHGs under Section 111(d). MGE will continue to monitor and evaluate developments to this rule.

National Ambient Air Quality Standards (NAAQS) and Related Rules

The EPA's NAAQS regulations have been developed to set ambient levels of six pollutants to protect sensitive human populations (primary NAAQS) and the environment (secondary NAAQS) from the negative effects of exposure to these pollutants at higher levels. The Clean Air Act requires that the EPA periodically review, and adjust as necessary, the NAAQS for these six air pollutants. The EPA's NAAQS review can result in a lowering of the allowed ambient levels of a pollutant, a change in how the pollutant is monitored, and/or a change in which sources of that pollutant are regulated. States implement any necessary monitoring and measurement changes and recommend areas for attainment (meets the ambient requirements) or nonattainment (does not meet these standards). The EPA makes final attainment and nonattainment determinations. States must come up with a State Implementation Plan (SIP) to get nonattainment areas into attainment and maintain air quality in attainment areas. A company with facilities located in a nonattainment area will be most affected. Its facilities in nonattainment areas may be subject to additional data submission and emission measurement requirements during permitting renewals, its facilities may need to meet new emission limitations set by the SIP (which could result in significant capital expenditures), and it may have additional expenses and/or difficulties expanding existing facilities or building new facilities. The process, which starts with determining acceptable primary and/or secondary NAAQS and ends with executing SIPs can take years. Since the NAAQS regulations have the potential to affect both existing and new facilities, MGE continuously monitors changes to these rules to evaluate whether changes could impact its operations. In addition, the EPA has adopted interstate transport rules, such as CSAPR, to address contributions to NAAQS nonattainment from upwind sources in neighboring states. In the following paragraphs we discuss specific NAAQS and transport rule developments that may affect MGE.

Ozone NAAQS

In May 2021, the EPA published a final rule that expands several nonattainment areas in Wisconsin to include all of Milwaukee County wherein MGE's Elm Road Units are located. The WDNR must develop a SIP for the area, which will likely result in more stringent requirements for both constructing new development and modifying or expanding existing plants in the area. MGE will monitor the WDNR's SIP development and the extent to which the requirements will impact the Elm Road Units. At this time, MGE does not expect that the 2015 Ozone NAAQS will have a material effect on its existing plants based on final designations.

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

Clean Air Visibility Rule (CAVR)

Columbia is subject to the best available retrofit technology (BART) regulations, a subsection of the EPA's CAVR, which may require pollution control retrofits. Columbia's existing pollution control upgrades, and the EPA's stance that compliance with the CSAPR equals compliance with BART, should mean that Columbia will not need to do additional work to meet BART requirements. Wisconsin's 2021 SIP argues that Wisconsin will meet its current regional haze goals based on expected emissions reductions, which include Columbia unit retirements. Given that the Wisconsin SIP recognizes the Columbia unit retirements as part of its emission reduction plan, MGE does not anticipate further obligations with this rule at Columbia. MGE will continue to monitor legal developments and any future updates to this rule.

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

In July 2018, the EPA published a final rule that included amendments to the CCR. The amendments include the allowance of alternative performance standards for landfills and surface impoundments, revised risk-based groundwater protection standards, and an extension of the deadline by which certain facilities must cease the placement of waste in CCR units. In August 2018, the D.C. Circuit vacated parts of the 2015 CCR for not being sufficiently protective of the environment. In August 2020, the EPA revised the CCR rule to require owners or operators of coal-fired power plants to stop transporting CCR and non-CCR wastewater to unlined surface impoundments. In addition, regulated entities must initiate impoundment closure as soon as feasible and in no event later than April 2021, unless the EPA grants an extension. Columbia requested an extension to initiate closure by October 2022. The EPA has not formally approved the extension. The Columbia owners anticipate that the EPA will approve the extension request. However, we will not know the outcome of the extension request with any certainty until the EPA completes its rules review.

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

Certain environmental groups have filed petitions against the PSCW regarding MGE's two most recent rate settlements. MGE has intervened in the petitions in cooperation with the PSCW. See Footnote 9.a. for more information regarding this matter.

c.
Purchase Contracts - MGE Energy and MGE.

MGE Energy and MGE have entered into various commodity supply, transportation, and storage contracts to meet their obligations to deliver electricity and natural gas to customers. Management expects to recover these costs in future customer rates.

As of December 31, 2021, the future minimum commitments related to these purchase contracts were as follows:

(In thousands)	2022	2023	2024	2025	2026	Thereafter
Coal(a)	$20,662	$11,752	$4,394	$937	$—	$—
Natural gas
Transportation and storage(b)	23,307	23,922	23,922	23,922	13,772	11,525
Supply(c)	26,987	—	—	—	—	—
Purchase power(d)	14,249	5,061	5,162	5,266	5,371	5,723
Renewable energy(e)	7,999	1,185	698	714	730	25,876
Other	7,265	1,720	891	105	107	798
	$100,469	$43,640	$35,067	$30,944	$19,980	$43,922

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
(e)
Operational commitments for solar and wind facilities.
d.
Other Commitments.

MGE Energy holds investments in nonpublic venture capital funds. From time to time, these entities require additional capital infusions from their investors. MGE Energy has committed to contribute $10.0 million in capital for such infusions. The timing of these infusions is dependent on the needs of the investee and is therefore uncertain at this time.

In addition, MGE Energy has a three-year agreement with a venture debt fund expiring in December 2022. MGE Energy has committed to invest up to a total of $1.5 million into this fund. As of December 31, 2021, MGE Energy has $0.7 million remaining in commitments. The timing of infusions is dependent on the needs of the fund and is therefore uncertain at this time.

MGE has several other commitments related to various projects. Payments for these commitments are expected to be as follows:

(In thousands)	2022	2023	2024	2025	2026	Thereafter
Other commitments	$333	$333	$333	$333	$333	$2,666

17.
Asset Retirement Obligations - MGE Energy and MGE.

MGE recorded an obligation for the fair value of its legal liability for asset retirement obligations (AROs) associated with removal of the West Campus Cogeneration Facility and the Elm Road Units, electric substations, combustion turbine generating units, wind generating facilities, and solar generating facilities, all of which are located on property not owned by MGE Energy and MGE and would need to be removed upon the ultimate end of the associated leases. The significant conditional AROs identified by MGE included the costs of abandoning in place gas services and mains, the abatement and disposal of equipment and buildings contaminated with asbestos and PCBs, and the proper disposal and removal of tanks, batteries, and underground cable. Changes in management's assumptions regarding settlement dates, settlement methods, or assigned probabilities could have a material effect on the liabilities and the associated regulatory asset recorded as of December 31, 2021.

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

The following table summarizes the change in AROs. Amounts include conditional AROs.

(In thousands)	2021	2020
Balance as of January 1,	$31,196	$28,355
Liabilities incurred(a)	8,589	3,503
Accretion expense	1,526	1,366
Liabilities settled	(354)	(372)
Revisions in estimated cash flows(b)	5,623	(1,656)
Balance as of December 31,	$46,580	$31,196

(a)
In 2021, MGE recorded an obligation of $4.9 million and $3.4 million, respectively, for the fair value of its legal liability for AROs associated with Badger Hollow I and other completed renewable projects. In 2020, MGE recorded an obligation of $3.2 million for the fair value of its legal liability for AROs associated with Two Creeks. See Footnote 6 for additional information on Badger Hollow I and Two Creeks.
(b)
In 2021, MGE revised the AROs associated with certain Columbia assets.

18.
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

b.
Notional Amounts.

The gross notional volume of open derivatives is as follows:

	December 31, 2021		December 31, 2020
Commodity derivative contracts	278,000	MWh	259,080	MWh
Commodity derivative contracts	5,735,000	Dth	6,030,000	Dth
FTRs	2,127	MW	2,869	MW
PPA	250	MW	850	MW

c.
Financial Statement Presentation.

MGE purchases and sells exchange-traded and over-the-counter options, swaps, and future contracts. These arrangements are primarily entered into to help stabilize the price risk associated with gas or power purchases. These transactions are employed by both MGE's gas and electric segments. Additionally, as a result of the firm transmission agreements that MGE holds on electricity transmission paths in the MISO market, MGE holds financial transmission rights (FTRs). An FTR is a financial instrument that entitles the holder to a stream of revenues or charges based on the differences in hourly day-ahead energy prices between two points on the transmission grid. The fair values of these instruments are offset with a corresponding regulatory asset/liability depending on whether they are in a net loss/gain position. Depending on the nature of the instrument, the gain or loss associated with these transactions will be reflected as cost of gas sold, fuel for electric generation, or purchased power expense in the delivery month applicable to the instrument. As of December 31, 2021 and December 31, 2020, the fair value of exchange traded derivatives and FTRs exceeded their cost basis by $2.8 million and $0.2 million, respectively.

MGE is a party to a purchased power agreement that provides MGE with firm capacity and energy during a base term from June 1, 2012, through May 31, 2022. The agreement is accounted for as a derivative contract and is recognized at its fair value on the consolidated balance sheets. However, the derivative qualifies for regulatory deferral and is recognized with a corresponding regulatory asset or liability depending on whether the fair value is in a loss or gain position. The fair value of the contract as of December 31, 2021 and 2020, reflected a loss position of $2.1 million and $14.1 million, respectively. The actual cost will be recognized in purchased power expense in the month of purchase.

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

(In thousands)	Derivative Assets	Derivative Liabilities	Balance Sheet Location
December 31, 2021
Commodity derivative contracts(a)	$2,959	$811	Other current assets
Commodity derivative contracts(a)	420	38	Other deferred charges
FTRs	227	—	Other current assets
PPA	N/A	2,140	Derivative liability (current)

December 31, 2020
Commodity derivative contracts(b)	$617	$593	Other current assets
Commodity derivative contracts(b)	189	39	Other deferred charges
FTRs	—	23	Other current liabilities
PPA	N/A	10,160	Derivative liability (current)
PPA	N/A	3,980	Derivative liability (long-term)

(a)
As of December 31, 2021, MGE received collateral of $1.3 million from counterparties under a master netting agreement for outstanding exchange traded derivative positions. The fair value of the derivative asset disclosed in this table has not been reduced for the collateral received.

(b)
No collateral was posted against derivative positions as of December 31, 2020.

The following tables show the effect of netting arrangements for recognized derivative assets and liabilities that are subject to a master netting arrangement or similar arrangement on the consolidated balance sheets.

Offsetting of Derivative Assets

(In thousands)	Gross Amounts	Gross Amounts Offset in Balance Sheets	Collateral Posted Against Derivative Positions	Net Amount Presented in Balance Sheets
December 31, 2021
Commodity derivative contracts	$3,379	$(849)	$(1,254)	$1,276
FTRs	227	—	—	227

December 31, 2020
Commodity derivative contracts	$806	$(632)	$—	$174

Offsetting of Derivative Liabilities

(In thousands)	Gross Amounts	Gross Amounts Offset in Balance Sheets	Collateral Posted Against Derivative Positions	Net Amount Presented in Balance Sheets
December 31, 2021
Commodity derivative contracts	$849	$(849)	$—	$—
PPA	2,140	—	—	2,140

December 31, 2020
Commodity derivative contracts	$632	$(632)	$—	$—
FTRs	23	—	—	23
PPA	14,140	—	—	14,140

The following tables summarize the unrealized and realized gains/losses related to the derivative instruments on the consolidated balance sheets and the consolidated statements of income.

	2021		2020
	Current and Long-Term Regulatory Asset (Liability)	Other Current Assets	Current and Long-Term Regulatory Asset (Liability)	Other Current Assets
(In thousands)
Balance as of January 1,	$13,989	$1,162	$26,875	$1,100
Unrealized gain	(23,173)	—	(4,895)	—
Realized gain (loss) reclassified to a deferred account	2,563	(2,563)	(2,232)	2,232
Realized gain (loss) reclassified to income statement	6,004	2,171	(5,759)	(2,170)
Balance as of December 31,	$(617)	$770	$13,989	$1,162

	Realized Losses (Gains)
	2021		2020
(In thousands)	Fuel for Electric Generation/ Purchased Power	Cost of Gas Sold	Fuel for Electric Generation/ Purchased Power	Cost of Gas Sold
Year Ended December 31:
Commodity derivative contracts	$(3,948)	$(1,700)	$2,566	$1,729
FTRs	(605)	—	63	—
PPA	(1,922)	—	3,571	—

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

The PPA has a provision that may require MGE to post collateral if MGE's debt rating falls below investment grade (i.e., below BBB-). The amount of collateral that it may be required to post varies from $20.0 million to $40.0 million, depending on MGE's nominated capacity amount. As of December 31, 2021, no collateral was required to be, or had been, posted. Certain counterparties extend MGE a credit limit. If MGE exceeds these limits, the counterparties may require collateral to be posted. As of December 31, 2021 and 2020, no counterparties were in a net liability position.

Nonperformance of counterparties to the non-exchange traded derivatives could expose MGE to credit loss. However, MGE enters into transactions only with companies that meet or exceed strict credit guidelines, and it monitors these counterparties on an ongoing basis to mitigate nonperformance risk in its portfolio. As of December 31, 2021, no counterparties had defaulted.

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

	December 31, 2021		December 31, 2020
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
MGE Energy
Assets:
Cash and cash equivalents	$17,438	$17,438	$44,738	$44,738
Liabilities:
Short-term debt - commercial paper	5,500	5,500	52,500	52,500
Long-term debt(a)	623,449	729,914	528,220	639,271

MGE
Assets:
Cash and cash equivalents	$6,401	$6,401	$4,103	$4,103
Liabilities:
Short-term debt - commercial paper	5,500	5,500	52,500	52,500
Long-term debt(a)	623,449	729,914	528,220	639,271

(a)
Includes long-term debt due within one year. Excludes debt issuance costs and unamortized discount of $4.3 million and $4.1 million as of December 31, 2021 and 2020, respectively.

b.
Recurring Fair Value Measurements.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis.

	Fair Value as of December 31, 2021
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Derivatives, net(b)	$3,606	$1,170	$—	$2,436
Exchange-traded investments	1,296	1,296	—	—
Total Assets	$4,902	$2,466	$—	$2,436
Liabilities:
Derivatives, net(b)	$2,989	$731	$—	$2,258
Deferred compensation	3,653	—	3,653	—
Total Liabilities	$6,642	$731	$3,653	$2,258

MGE
Assets:
Derivatives, net(b)	$3,606	$1,170	$—	$2,436
Exchange-traded investments	230	230	—	—
Total Assets	$3,836	$1,400	$—	$2,436
Liabilities:
Derivatives, net(b)	$2,989	$731	$—	$2,258
Deferred compensation	3,653	—	3,653	—
Total Liabilities	$6,642	$731	$3,653	$2,258

	Fair Value as of December 31, 2020
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Derivatives, net(b)	$806	$436	$—	$370
Exchange-traded investments	1,750	1,750	—	—
Total Assets	$2,556	$2,186	$—	$370
Liabilities:
Derivatives, net(b)	$14,795	$370	$—	$14,425
Deferred compensation	3,509	—	3,509	—
Total Liabilities	$18,304	$370	$3,509	$14,425

MGE
Assets:
Derivatives, net(b)	$806	$436	$—	$370
Exchange-traded investments	603	603	—	—
Total Assets	$1,409	$1,039	$—	$370
Liabilities:
Derivatives, net(b)	$14,795	$370	$—	$14,425
Deferred compensation	3,509	—	3,509	—
Total Liabilities	$18,304	$370	$3,509	$14,425

(b)
As of December 31, 2021, MGE received collateral of $1.3 million from counterparties under a master netting agreement for outstanding exchange traded derivative positions. The fair value of the derivative asset disclosed in this table has not been reduced for the collateral received. No collateral was posted against derivative positions owed to counterparties under a master netting agreement on the consolidated balance sheet as of December 31, 2020.

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

The following table presents the significant unobservable inputs used in the pricing model.

	Model Input
Significant Unobservable Inputs	2021	2020
Basis adjustment:
On peak	94.1%	94.2%
Off peak	92.4%	94.5%
Counterparty fuel mix:
Internal generation - range	41%-66%	46%-65%
Internal generation - weighted average	56.6%	56.5%
Purchased power - range	59%-34%	54%-35%
Purchased power - weighted average	43.4%	43.5%

The following table summarizes the changes in Level 3 commodity derivative assets and liabilities measured at fair value on a recurring basis.

(In thousands)	2021	2020	2019
Balance as of January 1,	$(14,055)	$(26,456)	$(32,002)
Realized and unrealized gains (losses):
Included in regulatory assets	—	12,402	5,545
Included in regulatory liability	14,234	—	—
Included in other comprehensive income	—	—	—
Included in earnings	5,521	(6,439)	(3,765)
Included in current assets	237	(87)	(70)
Purchases	26,287	22,232	22,974
Sales	—	—	—
Issuances	—	—	—
Settlements	(32,046)	(15,707)	(19,138)
Balance as of December 31,	$178	$(14,055)	$(26,456)
Total gains (losses) included in earnings attributed to the change in unrealized gains (losses) related to assets and liabilities held as of December 31,(c)	$—	$—	$—

The following table presents total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis (c).

(In thousands)
Year Ended December 31,	2021	2020	2019
Purchased power expense	$6,192	$(5,888)	$(3,334)
Cost of gas sold expense	(671)	(551)	(431)
Total	$5,521	$(6,439)	$(3,765)

(c)
MGE's exchange-traded derivative contracts, over-the-counter party transactions, purchased power agreement, and FTRs are subject to regulatory deferral. These derivatives are therefore marked to fair value and are offset in the financial statements with a corresponding regulatory asset or liability.
20.
Revenue - MGE Energy and MGE.

Revenues disaggregated by revenue source were as follows:

(In thousands)	Year Ended December 31,
Electric revenues	2021	2020	2019
Residential	$151,646	$146,431	$140,006
Commercial	210,475	198,043	213,265
Industrial	12,529	11,514	12,772
Other-retail/municipal	35,169	32,915	35,174
Total retail	409,819	388,903	401,217
Sales to the market	9,499	4,015	5,664
Other revenues	968	774	1,404
Total electric revenues	420,286	393,692	408,285

Gas revenues
Residential	110,442	88,765	95,146
Commercial/Industrial	68,895	49,682	59,051
Total retail	179,337	138,447	154,197
Gas transportation	6,185	5,713	5,293
Other revenues	98	101	385
Total gas revenues	185,620	144,261	159,875

Non-regulated energy revenues	678	680	695
Total Operating Revenue	$606,584	$538,633	$568,855

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

21.
Noncontrolling Interest - MGE.

The noncontrolling interest on MGE's consolidated balance sheets was as follows:

	As of December 31,
(In thousands)	2021	2020
MGE Power Elm Road(a)	$101,507	$96,856
MGE Power West Campus(a)	47,080	44,340
Total Noncontrolling Interest	$148,587	$141,196

The net income attributable to noncontrolling interest, net of tax, was as follows:

	Years ending December 31,
(In thousands)	2021	2020	2019
MGE Power Elm Road(a)	$15,151	$15,184	$15,153
MGE Power West Campus(a)	7,240	7,209	7,196
Net Income Attributable to Noncontrolling Interest, Net of Tax	$22,391	$22,393	$22,349

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

The "All Others" segment includes: corporate, CWDC, MAGAEL, MGE State Energy Services, MGE Services, and North Mendota. These entities' operations consist of investing in companies and property which relate to the regulated operations, financing the regulated operations.

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

The following table shows segment information for MGE Energy's and MGE's operations:

(In thousands) MGE Energy	Electric	Gas	Non-Regulated Energy	Transmission Investment	All Others	Consolidation/ Elimination Entries	Consolidated Total
Year Ended December 31, 2021
Operating revenues	$420,286	$185,620	$678	$—	$—	$—	$606,584
Interdepartmental revenues	556	22,728	40,866	—	—	(64,150)	—
Total operating revenues	420,842	208,348	41,544	—	—	(64,150)	606,584
Depreciation and amortization	(56,672)	(12,852)	(7,459)	—	—	—	(76,983)
Operating income (loss)	58,993	25,133	33,936	—	(768)	—	117,294
Interest (expense) income, net	(15,261)	(4,315)	(4,577)	—	41	—	(24,112)
Income tax (provision) benefit	10,672	(4,922)	(7,998)	(2,486)	619	—	(4,115)
Equity in earnings of investments	—	—	—	9,339	(69)	—	9,270
Net income (loss)	63,910	15,511	21,361	6,852	(1,873)	—	105,761

Year Ended December 31, 2020
Operating revenues	$393,692	$144,261	$680	$—	$—	$—	$538,633
Interdepartmental revenues	765	12,157	40,402	—	—	(53,324)	—
Total operating revenues	394,457	156,418	41,082	—	—	(53,324)	538,633
Depreciation and amortization	(54,658)	(12,049)	(7,481)	—	—	—	(74,188)
Operating income (loss)	57,847	19,674	33,460	(1)	(983)	—	109,997
Interest (expense) income, net	(14,446)	(4,370)	(4,826)	—	121	—	(23,521)
Income tax (provision) benefit	(4,230)	(4,805)	(7,800)	(2,786)	198	—	(19,423)
Equity in earnings of investments	—	—	—	10,221	—	—	10,221
Net income (loss)	50,522	14,167	20,834	7,434	(539)	—	92,418

Year Ended December 31, 2019
Operating revenues	$408,285	$159,875	$695	$—	$—	$—	$568,855
Interdepartmental revenues	806	16,070	40,020	—	—	(56,896)	—
Total operating revenues	409,091	175,945	40,715	—	—	(56,896)	568,855
Depreciation and amortization	(52,755)	(11,320)	(7,487)	—	—	—	(71,562)
Operating income (loss)	59,180	19,528	33,084	—	(882)	—	110,910
Interest (expense) income, net	(14,978)	(4,237)	(5,083)	—	1,235	—	(23,063)
Income tax (provision) benefit	(5,037)	(4,753)	(7,628)	(2,602)	236	—	(19,784)
Equity in earnings of investments	—	—	—	9,547	—	—	9,547
Net income (loss)	46,318	14,088	20,373	6,945	(850)	—	86,874

(In thousands) MGE	Electric	Gas	Non-Regulated Energy	Consolidation/ Elimination Entries	Consolidated Total
Year Ended December 31, 2021
Operating revenues	$420,286	$185,620	$678	$—	$606,584
Interdepartmental revenues	556	22,728	40,866	(64,150)	—
Total operating revenues	420,842	208,348	41,544	(64,150)	606,584
Depreciation and amortization	(56,672)	(12,852)	(7,459)	—	(76,983)
Operating income	58,993	25,133	33,936	—	118,062
Interest expense, net	(15,261)	(4,315)	(4,577)	—	(24,153)
Income tax provision	10,672	(4,922)	(7,998)	—	(2,248)
Net income attributable to MGE	63,910	15,511	21,361	(22,391)	78,391

Year Ended December 31, 2020
Operating revenues	$393,692	$144,261	$680	$—	$538,633
Interdepartmental revenues	765	12,157	40,402	(53,324)	—
Total operating revenues	394,457	156,418	41,082	(53,324)	538,633
Depreciation and amortization	(54,658)	(12,049)	(7,481)	—	(74,188)
Operating income	57,847	19,674	33,460	—	110,981
Interest expense, net	(14,446)	(4,370)	(4,826)	—	(23,642)
Income tax provision	(4,230)	(4,805)	(7,800)	—	(16,835)
Net income attributable to MGE	50,522	14,167	20,834	(22,393)	63,130

Year Ended December 31, 2019
Operating revenues	$408,285	$159,875	$695	$—	$568,855
Interdepartmental revenues	806	16,070	40,020	(56,896)	—
Total operating revenues	409,091	175,945	40,715	(56,896)	568,855
Depreciation and amortization	(52,755)	(11,320)	(7,487)	—	(71,562)
Operating income	59,180	19,528	33,084	—	111,792
Interest expense, net	(14,978)	(4,237)	(5,083)	—	(24,298)
Income tax provision	(5,037)	(4,753)	(7,628)	—	(17,418)
Net income attributable to MGE	46,318	14,088	20,373	(22,349)	58,430

The following table shows segment information for MGE Energy's and MGE's assets and capital expenditures:

	Utility		Consolidated
(In thousands) MGE Energy	Electric	Gas	Non-regulated Energy	Transmission Investment(a)	All Others	Consolidation/ Elimination Entries	Total
Assets:
December 31, 2021	$1,525,163	$485,345	$252,584	$75,990	$467,954	$(435,130)	$2,371,906
December 31, 2020	1,421,302	444,702	254,298	74,480	495,483	(436,614)	2,253,651
December 31, 2019	1,308,277	408,001	258,004	71,668	443,278	(407,564)	2,081,664
Capital Expenditures:
Year ended Dec. 31, 2021	$115,234	$34,071	$3,864	$—	$—	$—	$153,169
Year ended Dec. 31, 2020	162,210	36,906	4,023	—	—	—	203,139
Year ended Dec. 31, 2019	125,086	36,193	2,757	—	—	—	164,036

	Utility		Consolidated
(In thousands) MGE	Electric	Gas	Non-regulated Energy	Consolidation/ Elimination Entries	Total
Assets:
December 31, 2021	$1,525,163	$485,345	$252,534	$(267)	$2,262,775
December 31, 2020	1,421,302	444,702	254,248	(281)	2,119,971
December 31, 2019	1,308,277	408,001	257,954	(755)	1,973,477
Capital Expenditures:
Year ended Dec. 31, 2021	$115,234	$34,071	$3,864	$—	$153,169
Year ended Dec. 31, 2020	162,210	36,906	4,023	—	203,139
Year ended Dec. 31, 2019	125,086	36,193	2,757	—	164,036

(a)
The Transmission Investment segment represents MGE Energy's investment in equity method investees.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

MGE Energy and MGE

None.

Item 9A. Controls and Procedures.

MGE Energy and MGE

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

During the fourth quarter of 2021, each registrant's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to that registrant, including its subsidiaries, is accumulated and made known to that registrant's management, including these officers, by other employees of that registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. The evaluations take into account changes in the internal and external operating environments that may impact those controls and procedures. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, MGE Energy does not control or manage certain of its unconsolidated entities and thus, its access and ability to apply its procedures to those entities is more limited than is the case for its consolidated subsidiaries.

As of December 31, 2021, each registrant's principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective. Each registrant intends to strive continually to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2021, there were no changes in either registrant's internal controls over financial reporting that materially affected, or are reasonably likely to affect materially, that registrant's internal control over financial reporting.

MGE Energy and MGE

Management of MGE Energy and MGE are required to assess and report on the effectiveness of its internal control over financial reporting as of December 31, 2021. As a result of that assessment, management determined that there were no material weaknesses as of December 31, 2021 and, therefore, concluded that MGE Energy and MGE's internal control over financial reporting was effective. Management's Report on Internal Control Over Financial Reporting is included in Item 8. Financial Statements and Supplementary Data of this Report.

Item 9B. Other Information.

MGE Energy

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

MGE Energy

None.

PART III.

Item 10. Directors, Executive Officers, and Corporate Governance.

MGE Energy

The information required by Item 10 relating to directors and nominees for election as directors at MGE Energy's annual meeting of shareholders is incorporated herein by reference to the information under the heading "ELECTION OF DIRECTORS" in MGE Energy's definitive proxy statement (2022 Proxy Statement) to be filed with the SEC before April 30, 2022. Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the information under the heading "BENEFICIAL OWNERSHIP – Delinquent Section 16(a) Reports" in the 2022 Proxy Statement.

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

Item 11. Executive Compensation.

See Item 12.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

MGE Energy

The following table presents information regarding MGE Energy's equity compensation plans as of December 31, 2021:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	—	$—	473,546	(1)
Equity compensation plans not approved by shareholders	N/A	N/A	N/A
Total	—	$—	473,546

(1)
All of the available shares under the 2021 Long-term Incentive plan may be issued as awards in the form of restricted stock, restricted stock units, and performance units. Stock options are not authorized. As of December 31, 2021, there were restricted stock units and performance units outstanding under the 2021 Long-term Incentive Plan. Column (c) assumes the outstanding performance shares are settled in shares of common stock as opposed to cash.

The remainder of the required information is included in the 2022 Proxy Statement, which will be filed with the SEC before April 30, 2022, for Item 11 under the section "EXECUTIVE COMPENSATION," not including "Compensation Committee Report," and "Cumulative Five-Year Total Return Comparison Graph," and for Item 12 under the section "BENEFICIAL OWNERSHIP," which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

MGE Energy

The information required by Item 13 is incorporated by reference herein from the "BOARD OF DIRECTORS INFORMATION" section in the 2022 Proxy Statement, which will be filed with the SEC before April 30, 2022.

Item 14. Principal Accounting Fees and Services.

MGE Energy

The information required by Item 14 is incorporated herein by reference to the information under the heading "RATIFICATION OF PRICEWATERHOUSECOOPERS LLP AS OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM" in the 2022 Proxy Statement, which will be filed with the SEC before April 30, 2022.

MGE

Independent Registered Public Accounting Firm Fees Disclosure

	2021	2020
Audit fees(a)	$1,124,568	$1,018,659
Audit-related fees(b)	316,700	175,125
Tax fees(c)	35,478	76,339
All other fees(d)	607,800	843,475

(a)
Professional services rendered for the audits of the financial statements, review of the interim financial statements, opinion on the effectiveness of our internal control over financial reporting for MGE Energy, and services that generally only the independent auditor can reasonably provide, such as comfort letters, statutory audits, consents, and assistance with and review of documents filed with the SEC. Audit Fees for 2021 include professional services rendered in connection with implementation of a new customer information system.

(b)
Audit-Related Fees for 2021 and 2020 include professional services rendered in connection with utility commission-mandated obligations. Fees also include professional services rendered in connection with Enterprise Forward project implementation review that included review of security and internal controls. Enterprise Forward is a strategic information technology management project aimed at transforming MGE into a digital integrated utility and includes replacement of customer information system.

(c)
Tax fees for 2021 and 2020 include review of federal and state income tax returns. Fees in 2020 also include review of an IRS Private Letter Ruling.

(d)
Other Fees for 2021 and 2020 include advisory services with respect to the Enterprise Forward project.

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

2. Financial Statement Schedules.

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

		Incorporated by Reference
Ex. No.	Exhibit Description	Form	File No.	Exhibit	Date Filed
3.1	Amended and Restated Articles of Incorporation of MGE Energy, Inc.	S-3 Registration Statement	333-197423	4.1	7/15/2014

3.2	Amended and Restated Bylaws of MGE Energy, Inc.	8-K	0-49965	3.2	3/24/2020

3.3	Restated Articles of Incorporation of Madison Gas and Electric Company as in effect at October 25, 2012.	8-K	0-1125	3.1	10/25/2012

3.4	Amended Bylaws of Madison Gas and Electric Company as in effect at October 25, 2012	10-K	0-1125	3.3	3/26/2003

4.1	Indenture of Mortgage and Deed of Trust between Madison Gas and Electric Company and U.S. Bank, N.A. (successor to First Wisconsin Trust Company), as Trustee	10-Q	0-49965	4.1	8/7/2018

4.2	Supplemental Indenture dated as of February 1, 1993 to aforementioned Indenture of Mortgage and Deed of Trust.	10-Q	0-49965	4.2	5/8/2018

4.3	Indenture between Madison Gas and Electric Company and The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One, N.A.), as Trustee	10-K	0-1125	4B	3/29/2000

4.4	Description of Common Stock	10-K	0-49965	4.4	2/27/2020

10.1	Amended and Restated Credit Agreement dated as of February 7, 2019, among MGE Energy, Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	0-49965	10.1	2/13/2019

10.2	Amended and Restated Credit Agreement dated as of February 7, 2019, among Madison Gas and Electric Company, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	0-1125	10.2	2/13/2019

10.3	Amended and Restated Credit Agreement dated as of February 7, 2019, among Madison Gas and Electric Company, the Lenders party thereto and U.S. Bank National Association, as Administrative Agent.	8-K	0-1125	10.3	2/13/2019

10.4	Joint Power Supply Agreement with Wisconsin Power and Light Company and Wisconsin Public Service Corporation.	10-Q	0-49965	10.4	5/8/2018

10.5	Joint Power Supply Agreement (Exclusive of Exhibits) with Wisconsin Power and Light Company and Wisconsin Public Service Corporation.	10-Q	0-49965	10.5	8/7/2018

10.6	Second Amended and Restated Agreement for Construction and Operation of Columbia Generating Plant.	10-K	0-49965	10.6	2/22/2019

10.7	West Campus Cogeneration Facility Joint Ownership Agreement, dated as of October 13, 2003, among MGE Power West Campus, LLC, The Board of Regents of the University of Wisconsin System, and the State of Wisconsin, as Joint Owners.	10-Q	0-1125	10.19	11/8/2005

10.8	West Campus Cogeneration Facility Operation and Maintenance Agreement, dated as of October 13, 2003, among Madison Gas and Electric Company, as Operator, and the Board of Regents of the University of Wisconsin System, as Joint Owner.	10-Q	0-1125	10.20	11/8/2005

10.9	West Campus Cogeneration Facility Lease Agreement, dated as of March 18, 2004, among MGE Power West Campus, LLC, as Lessor, and Madison Gas and Electric Company, as Lessee.	10-Q	0-1125	10.21	11/8/2005

10.10	West Campus Cogeneration Facility Ground Lease, dated as of July 15, 2002, among MGE Power LLC, as Lessee, and the Board of Regents of the University of Wisconsin System, as Lessor.	10-Q	0-1125	10.22	11/8/2005

10.11	West Campus Cogeneration Facility Amendment of Ground Lease, dated as of March 18, 2004, among MGE Power West Campus, LLC, as Lessee, and the Board of Regents of the University of Wisconsin System, as Lessor.	10-Q	0-1125	10.23	11/8/2005

10.12	West Campus Cogeneration Facility MGE Ground Sublease, dated as of March 18, 2004, among MGE Power West Campus, LLC, as Lessee, and Madison Gas and Electric Company, as Lessor.	10-Q	0-1125	10.24	11/8/2005

10.13	Elm Road Generating Station Common Facilities Operating and Maintenance Agreement, dated as of December 17, 2004, among Madison Gas and Electric Company, Wisconsin Electric Power Company, and Wisconsin Public Power Inc., as Lessee/Owner Parties, and Wisconsin Electric Power Company, as Operating Agent.	10-Q	0-1125	10.7	11/8/2005

10.14	Elm Road Generating Station New Common Facilities Ownership Agreement, dated as of December 17, 2004, among MGE Power Elm Road, LLC, Elm Road Generating Station Supercritical, LLC, and Wisconsin Public Power Inc., as Joint Owners.	10-Q	0-1125	10.8	11/8/2005

10.15	Elm Road Generating Station I Ownership Agreement, dated as of December 17, 2004, among MGE Power Elm Road, LLC, Elm Road Generating Station Supercritical, LLC, and Wisconsin Public Power Inc., as Joint Owners, Elm Road Services, LLC, as Project Manager, and W.E. Power LLC.	10-Q	0-1125	10.9	11/8/2005

10.16	Elm Road Generating Station I Facility Lease Agreement, dated as of November 4, 2005, among MGE Power Elm Road, LLC, as Lessor, and Madison Gas and Electric Company, as Lessee.	10-Q	0-1125	10.10	11/8/2005

10.17		Elm Road Generating Station I Operating and Maintenance Agreement, dated as of December 17, 2004, among Madison Gas and Electric Company, Wisconsin Electric Power Company, and Wisconsin Public Power Inc., as Lessee/ Owners, and Wisconsin Electric Power Company, as Operating Agent.	10-Q	0-1125	10.11	11/8/2005

10.18		Elm Road Generating Station I Easement and Indemnification Agreement, dated as of December 17, 2004, among MGE Power Elm Road, LLC and Wisconsin Public Power Inc., as Grantees, and Wisconsin Electric Power Company, as Grantor.	10-Q	0-1125	10.12	11/8/2005

10.19		Assignment and Assumption Agreement, dated as of November 4, 2005 between MGE Power Elm Road, LLC and Madison Gas and Electric Company relating to Elm Road Generating Station I Easement and Indemnification Agreement, dated as of December 17, 2004, among MGE Power Elm Road, LLC and Wisconsin Public Power Inc., as Grantees, and Wisconsin Electric Power Company, as Grantor.	10-K	0-1125	10.16	3/8/2006

10.20		Elm Road Generating Station II Ownership Agreement, dated as of December 17, 2004, among MGE Power Elm Road, LLC, Elm Road Generating Station Supercritical, LLC, and Wisconsin Public Power Inc., as Joint Owners, Elm Road Services, LLC, as Project Manager, and W.E. Power LLC.	10-Q	0-1125	10.13	11/8/2005

10.21		Elm Road Generating Station II Facility Lease Agreement, dated as of November 4, 2005, among MGE Power Elm Road, LLC, as Lessor, and Madison Gas and Electric Company, as Lessee.	10-Q	0-1125	10.14	11/8/2005

10.22		Elm Road Generating Station II Operating and Maintenance Agreement, dated as of December 17, 2004, among Madison Gas and Electric Company, Wisconsin Electric Power Company, and Wisconsin Public Power Inc., as Lessee/ Owners, and Wisconsin Electric Power Company, as Operating Agent.	10-Q	0-1125	10.15	11/8/2005

10.23		Elm Road Generating Station II Easement and Indemnification Agreement, dated as of December 17, 2004, among MGE Power Elm Road, LLC and Wisconsin Public Power Inc., as Grantees, and Wisconsin Electric Power Company, as Grantor.	10-Q	0-1125	10.16	11/8/2005

10.24		Substation and Transformer Shared Use Agreement and Easement Agreement, dated as of September 29, 2006, among Madison Gas and Electric Company and Northern Iowa Windpower II LLC as Joint Owners.	10-Q	0-1125	10.6	11/7/2006

10.25		Management and Administration Agreement, dated as of October 13, 2006, among Madison Gas and Electric Company as Owner and Midwest Renewable Energy Resources, LLC as Manager.	10-Q	0-1125	10.7	11/7/2006

10.26	*	Form of Severance Agreement.	10-K	0-49965	10.37	2/26/2009

10.27	*	Form of Amendment to Severance Agreement.	10-Q	0-49965	10.1	5/5/2016

10.28	*	Form of Severance Agreement for Officers hired on or after January 1, 2012.	10-Q	0-49965	10.2	5/5/2016

10.29	*	Form of Deferred Compensation Agreement.	10-K	0-49965	10.38	2/26/2009

10.30	*	Form of Amended and Restated Deferred Compensation Agreement.	10-K	0-49965	10.39	2/26/2009

10.31	*	Form of Income Continuation Agreement as revised January 1, 2016.	10-Q	0-49965	10.3	5/5/2016

10.32	*	Income Continuation Agreement	10-K	0-49965	10.32	2/22/2018

10.33	*	Defined Contribution Supplemental Executive Retirement Plan	10-K	0-49965	10.32	2/24/2017

10.34	*	Form of Participation Agreement for the Defined Contribution Supplemental Executive Retirement Plan	10-K	0-49965	10.33	2/24/2017

10.35	*	MGE Energy, Inc., 2006 Performance Unit Plan, as amended.	10-Q	0-49965	10.1	5/5/2017

10.36	*	Form of Performance Unit Award Agreement.	10-K	0-49965	10.42	2/26/2009

10.37	*	Form of Amendment to Performance Unit Award Agreement.	8-K	0-49965	10.1	4/21/2011

10.38	*	MGE Energy, Inc., 2013 Director Incentive Plan, as amended.	10-Q	0-49965	10.2	5/5/2017

10.39	*	Form of 2013 Director Incentive Plan Award Agreement.	10-K	0-49965	10.38	2/27/2014

10.40	*	MGE Energy, Inc., 2020 Performance Unit Plan	10-K	0-49965	10.40	2/27/2020

10.41	*	Form of 2020 Performance Unit Award Agreement	10-K	0-49965	10.41	2/27/2020

10.42	*	MGE Energy, Inc., 2021 Long-Term Incentive Plan	DEF 14A	0-49965	DEF 14A	3/31/2020

10.43*	*	Form of Performance Unit Award Agreement for Employees pursuant to the MGE Energy Inc., 2021 Long-Term Incentive Plan	10-K	0-49965	10.43	2/24/2021

10.44*	*	Form of Notice of Grant of Performance Unit Award Agreement for Employees pursuant to the MGE Energy Inc., 2021 Long-Term Incentive Plan	10-K	0-49965	10.44	2/24/2021

10.45*	*	Form of Restricted Stock Award Agreement for Employees pursuant to the MGE Energy Inc., 2021 Long-Term Incentive Plan	10-K	0-49965	10.45	2/24/2021

10.46*	*	Form of Restricted Stock Award Agreement for Directors pursuant to the MGE Energy Inc., 2021 Long-Term Incentive Plan	10-K	0-49965	10.46	2/24/2021

10.47*	*	Form of Notice of Grant of Restricted Stock Award Agreement for Employees and Directors pursuant to the MGE Energy Inc., 2021 Long-Term Incentive Plan	10-K	0-49965	10.47	2/24/2021

10.48*	*	Form of Restricted Stock Units Agreement for Employees pursuant to the MGE Energy Inc., 2021 Long-Term Incentive Plan	10-K	0-49965	10.48	2/24/2021

10.49*	*	Form of Restricted Stock Units Agreement for Directors pursuant to the MGE Energy Inc., 2021 Long-Term Incentive Plan	10-K	0-49965	10.49	2/24/2021

10.50*	*	Form of Notice of Grant of Restricted Stock Units Agreement for Employees and Directors pursuant to the MGE Energy Inc., 2021 Long-Term Incentive Plan	10-K	0-49965	10.50	2/24/2021

21	**	Subsidiaries of MGE Energy, Inc.	-	-	-	-

23.1	**	Consent of Independent Registered Public Accounting Firm - MGE Energy, Inc.	-	-	-	-

23.2	**	Consent of Independent Registered Public Accounting Firm - Madison Gas and Electric Company	-	-	-	-

31.1	**	Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 filed by Jeffrey M. Keebler for MGE Energy, Inc.	-	-	-	-

31.2	**	Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 filed by Jared J. Bushek for MGE Energy, Inc.	-	-	-	-

31.3	**	Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 filed by Jeffrey M. Keebler for Madison Gas and Electric Company	-	-	-	-

31.4	**	Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 filed by Jared J. Bushek for Madison Gas and Electric Company	-	-	-	-

32.1	***	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) filed by Jeffrey M. Keebler for MGE Energy, Inc.	-	-	-	-

32.2	***	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) filed by Jared J. Bushek for MGE Energy, Inc.	-	-	-	-

32.3	***	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) filed by Jeffrey M. Keebler for Madison Gas and Electric Company	-	-	-	-

32.4	***	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) filed by Jared J. Bushek for Madison Gas and Electric Company	-	-	-	-

101.INS	**	XBRL Instance	-	-	-	-
101.SCH	**	XBRL Taxonomy Extension Schema	-	-	-	-
101.CAL	**	XBRL Taxonomy Extension Calculation	-	-	-	-
101.DEF	**	XBRL Taxonomy Extension Definition	-	-	-	-
101.LAB	**	XBRL Taxonomy Extension Labels	-	-	-	-
101.PRE	**	XBRL Taxonomy Extension Presentation	-	-	-	-

*		Indicates a management contract or compensatory plan or arrangement.
**		Filed herewith.
***		Furnished herewith.

Item 16. Form 10-K Summary.

MGE Energy and MGE

None.

Schedule I

Condensed Parent Company Financial Statements

MGE Energy, Inc.

Statements of Income

(Parent Company Only)

(In thousands)

	For the Years Ended December 31,
	2021	2020	2019
Operating Expenses:
Other operations and maintenance	$711	$882	$815
Total Operating Expenses	711	882	815
Operating Loss	(711)	(882)	(815)
Equity in earnings of investments	107,883	92,922	87,728
Other income (loss), net	(2,163)	94	(1,500)
Interest income, net	5	78	1,224
Income before income taxes	105,014	92,212	86,637
Income tax provision	747	206	237
Net Income	$105,761	$92,418	$86,874

The accompanying notes are an integral part of the above consolidated financial statements.

MGE Energy, Inc.

Statements of Cash Flows

(Parent Company Only)

(In thousands)

	For the Years Ended December 31,
	2021	2020	2019
Net Cash Flows Provided by Operating Activities	$27,535	$27,631	$27,901
Investing Activities:
Contributions to affiliates	—	(32,157)	(33,631)
Contributions to other investments	(4,006)	(3,809)	(4,496)
Other	843	622	214
Cash Used for Investing Activities	(3,163)	(35,344)	(37,913)
Financing Activities:
Issuance of common stock, net	—	79,635	—
Cash dividends paid on common stock	(54,788)	(51,729)	(47,842)
Cash Provided by (Used for) Financing Activities	(54,788)	27,906	(47,842)
Change in cash, cash equivalents, and restricted cash	(30,416)	20,193	(57,854)
Cash, cash equivalents, and restricted cash at beginning of period	37,375	17,182	75,036
Cash, cash equivalents, and restricted cash at end of period	$6,959	$37,375	$17,182

The accompanying notes are an integral part of the above consolidated financial statements.

Schedule I

Condensed Parent Company Financial Statements (continued)

MGE Energy, Inc.

Balance Sheets

(Parent Company Only)

(In thousands)

	As of December 31,
ASSETS	2021	2020
Current Assets:
Cash and cash equivalents	$6,959	$37,375
Other current assets	1,681	1,494
Total Current Assets	8,640	38,869
Other deferred assets and other	244	364
Investments:
Investments in affiliates	1,036,347	953,810
Other investments	18,927	15,634
Total Investments	1,055,274	969,444
Total Assets	$1,064,158	$1,008,677

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable to affiliates	$548	$530
Other current liabilities	2,516	66
Total Current Liabilities	3,064	596
Other Credits:
Deferred income taxes	32,014	29,926
Accounts payable to affiliates	1,589	2,118
Other deferred liabilities	23	37
Total Other Credits	33,626	32,081
Shareholders' Equity:
Common shareholders' equity	431,066	430,571
Retained earnings	596,402	545,429
Total Shareholders' Equity	1,027,468	976,000
Commitments and contingencies (see Footnote 3)
Total Liabilities and Shareholders' Equity	$1,064,158	$1,008,677

The accompanying notes are an integral part of the above consolidated financial statements.

Schedule I

Condensed Parent Company Financial Statements (continued)

Notes to Condensed Financial Statements

(Parent Company Only)

1.
Basis of Presentation.

MGE Energy is a holding company and conducts substantially all of its business operations through its subsidiaries. For Parent Company only presentation, investment in subsidiaries are accounted for using the equity method. These condensed Parent Company financial statements and related notes have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X. These statements should be read in conjunction with the financial statements and the notes in Item 8. Financial Statements and Supplementary Data of the Annual Report on Form 10-K for the year ended December 31, 2021.

2.
Credit Agreements.

As of December 31, 2021, MGE Energy had access to an unsecured, committed credit facility with aggregate bank commitments of $50.0 million. As of December 31, 2021, no borrowings were outstanding under this facility. See Footnote 13 of the Notes to Consolidated Financial Statements in this Report for further information regarding MGE Energy's credit agreement.

3.
Commitments and Contingencies.

See Footnote 16 of the Notes to Consolidated Financial Statements in this Report for information regarding commitments and contingencies.

4.
Dividends from Affiliates.

	Dividends from Affiliates
(In thousands)	2021	2020	2019
MGE	$5,000	$—	$—
MGE Power Elm Road	10,500	15,500	15,500
MGE Power West Campus	4,500	6,000	8,000
MGE Transco	5,464	5,864	4,653
MGEE Transco	—	350	93
Total	$25,464	$27,714	$28,246

Dividend Restrictions

Dividend payments by MGE to MGE Energy are subject to restrictions arising under a PSCW rate order and, to a lesser degree, MGE's first mortgage bonds. The PSCW order restricts any dividends that MGE may pay MGE Energy if its common equity ratio, calculated in the manner used in the rate proceeding, is less than 55%. MGE's thirteen month rolling average common equity ratio as of December 31, 2021, is 60.7% as determined under the calculation used in the rate proceeding. This restriction did not impact MGE's payment of dividends in 2021. Cash dividends of $5.0 million were paid by MGE to MGE Energy in 2021. No cash dividends were paid by MGE to MGE Energy in 2020. The rate proceeding calculation includes as indebtedness imputed amounts for MGE's outstanding purchase power capacity payments and other PSCW adjustments but does not include the indebtedness associated with MGE Power Elm Road or MGE Power West Campus, which are consolidated into MGE's financial statements but are not direct obligations of MGE.

MGE has covenanted with the holders of its first mortgage bonds not to declare or pay any dividend or make any other distribution on or purchase any shares of its common stock unless, after giving effect thereto, the aggregate amount of all such dividends and distributions and all amounts applied to such purchases, after December 31, 1945, shall not exceed the earned surplus (retained earnings) accumulated subsequent to December 31, 1945. As of December 31, 2021, approximately $604.3 million was available for the payment of dividends under this covenant.

See Footnotes 13 and 14 of the Notes to Consolidated Financial Statements in this Report for more information on dividend restrictions appearing in credit agreements and long-term debt, respectively.

Schedule II

MGE Energy, Inc. and Madison Gas and Electric Company

Valuation and Qualifying Accounts

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Net Accounts Written Off(a)	Balance at End of Period
Fiscal Year 2019:
Accumulated provision for uncollectibles	$3,153,662	1,614,943	20,160	(1,530,496)	$3,258,269

Fiscal Year 2020:
Accumulated provision for uncollectibles	$3,258,269	5,164,943(b)	26,400	(1,373,047)	$7,076,565

Fiscal Year 2021:
Accumulated provision for uncollectibles	$7,076,565	3,402,468(b)	32,400	(2,207,732)	$8,303,701

(a)
Net of recovery of amounts previously written off
(b)
During the year ended December 31, 2021 and 2020, MGE deferred $1.8 million and $3.8 million, respectively, of bad debt expense as a regulatory asset. See Footnote 8 of the Notes to Consolidated Financial Statements in this Report for further information.

Signatures - MGE Energy, Inc.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

MGE Energy, Inc.
(Registrant)

Date: February 23, 2022	/s/ Jeffrey M. Keebler
Chairman, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 23, 2022.

/s/ Jeffrey M. Keebler	Jeffrey M. Keebler Chairman, President, and Chief Executive Officer and Director (Principal Executive Officer)

/s/ Jared J. Bushek	Jared J. Bushek Vice President - Finance, Chief Information Officer and Treasurer (Chief Financial Officer)

/s/ Tamara J. Johnson	Tamara J. Johnson Vice President - Accounting and Controller (Chief Accounting Officer)
/s/ Marcia M. Anderson	Marcia M. Anderson, Director
/s/ James G. Berbee	James G. Berbee, Director
/s/ Mark D. Bugher	Mark D. Bugher, Director
/s/ Londa J. Dewey	Londa J. Dewey, Director
/s/ James L. Possin	James L. Possin, Director
/s/ Thomas R. Stolper	Thomas R. Stolper, Director
/s/ Gary J. Wolter	Gary J. Wolter, Director
/s/ Noble L. Wray	Noble L. Wray, Director

Signatures - Madison Gas and Electric Company

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Madison Gas and Electric Company
(Registrant)

Date: February 23, 2022	/s/ Jeffrey M. Keebler
Chairman, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 23, 2022.

/s/ Jeffrey M. Keebler	Jeffrey M. Keebler Chairman, President, and Chief Executive Officer and Director (Principal Executive Officer)

/s/ Jared J. Bushek	Jared J. Bushek Vice President - Finance, Chief Information Officer and Treasurer (Chief Financial Officer)

/s/ Tamara J. Johnson	Tamara J. Johnson Vice President - Accounting and Controller (Chief Accounting Officer)
/s/ Marcia M. Anderson	Marcia M. Anderson, Director
/s/ James G. Berbee	James G. Berbee, Director
/s/ Mark D. Bugher	Mark D. Bugher, Director
/s/ Londa J. Dewey	Londa J. Dewey, Director
/s/ James L. Possin	James L. Possin, Director
/s/ Thomas R. Stolper	Thomas R. Stolper, Director
/s/ Gary J. Wolter	Gary J. Wolter, Director
/s/ Noble L. Wray	Noble L. Wray, Director