Form 10-Q
period 2022-03-31
MGE ENERGY INC; MADISON GAS & ELECTRIC CO
filed 2022-05-05
CIK 1161728, 61339

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:

March 31, 2022

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

Number of Shares Outstanding of Each Class of Common Stock as of April 30, 2022
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

The factors that could cause actual results to differ materially from the forward-looking statements made by a registrant include: (a) those factors discussed in the registrants' 2021 Annual Report on Form 10-K: Item 1A. Risk Factors, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, as updated by Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations in this report, and Item 8. Financial Statements and Supplementary Data – Note 16, as updated by Part I, Item 1. Financial Statements – Note 8 in this report, and (b) other factors discussed herein and in other filings made by that registrant with the SEC.

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

Definitions, Abbreviations, and Acronyms Used in the Text and Notes of this Report

Abbreviations, acronyms, and definitions used in the text and notes of this report are defined below.

MGE Energy and Subsidiaries:

CWDC	Central Wisconsin Development Corporation
MAGAEL	MAGAEL, LLC
MGE	Madison Gas and Electric Company
MGE Energy	MGE Energy, Inc.
MGE Power	MGE Power, LLC
MGE Power Elm Road	MGE Power Elm Road, LLC
MGE Power West Campus	MGE Power West Campus, LLC
MGE Services	MGE Services, LLC
MGE State Energy Services	MGE State Energy Services, LLC
MGE Transco	MGE Transco Investment, LLC
MGEE Transco	MGEE Transco, LLC
North Mendota	North Mendota Energy & Technology Park, LLC

Other Defined Terms:

2017 Tax Act	Tax Cut and Jobs Act of 2017
2021 Annual Report on Form 10-K	MGE Energy’s and MGE’s Annual Report of Form 10-K for the year ended December 31, 2021
2021 Plan	MGE Energy's 2021 Long-Term Incentive Plan
AFUDC	Allowance for Funds Used During Construction
ATC	American Transmission Company LLC
ATC Holdco	ATC Holdco, LLC
Badger Hollow I	Badger Hollow I Solar Farm
Badger Hollow II	Badger Hollow II Solar Farm
Blount	Blount Station
BTA	Best technology available
CA	Certificate of Authority
CBP	United States Customs and Border Protection
CCR	Coal Combustion Residual
Columbia	Columbia Energy Center
COVID-19	Coronavirus Disease 2019
CSAPR	Cross-State Air Pollution Rule
Dth	Dekatherms, a quantity measure for natural gas
EGU	Electric generating unit
ELG	Effluent Limitations Guidelines
electric margin	Electric revenues less fuel for electric generation and purchased power costs, a non-GAAP measure
Elm Road Units	Elm Road Generating Station
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
FIP	Federal Implementation Plan
FTR	Financial Transmission Rights
GAAP	Generally Accepted Accounting Principles
gas margin	Gas revenues less cost of gas sold, a non-GAAP measure
GHG	Greenhouse gas
heating degree days (HDD)	Measure of the extent to which the average daily temperature is below 65 degrees Fahrenheit, which is considered an indicator of possible increased demand for energy to provide heating
IRS	Internal Revenue Service
kWh	Kilowatt-hour, a measure of electric energy produced
MISO	Midcontinent Independent System Operator (a regional transmission organization)
MW	Megawatt, a measure of electric energy generating capacity
MWh	Megawatt-hour, a measure of electric energy produced
NAAQS	National Ambient Air Quality Standards
NOx	Nitrogen oxide
PGA	Purchased Gas Adjustment clause, a regulatory mechanism used to reconcile natural gas costs recovered in rates to actual costs
PPA	Purchased Power Agreement

PSCW	Public Service Commission of Wisconsin
ROE	Return on equity
Saratoga	Saratoga Wind Farm
SCR	Selective Catalytic Reduction
SEC	Securities and Exchange Commission
SIP	State Implementation Plan
SO2	Sulfur dioxide
Stock Plan	Direct Stock Purchase and Dividend Reinvestment Plan of MGE Energy
Two Creeks	Two Creeks Solar Farm
WCCF	West Campus Cogeneration Facility
WDNR	Wisconsin Department of Natural Resources
WEPCO	Wisconsin Electric Power Company
West Riverside	West Riverside Energy Center in Beloit, Wisconsin
working capital	Current assets less current liabilities
WPL	Wisconsin Power and Light Company, a subsidiary of Alliant Energy Corporation
WRO	Withhold Release Order
XBRL	eXtensible Business Reporting Language

Item 1. Financial Statements.

MGE Energy, Inc.

Consolidated Statements of Income (unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2022	2021
Operating Revenues:
Electric revenues	$110,127	$100,645
Gas revenues	98,811	67,270
Total Operating Revenues	208,938	167,915

Operating Expenses:
Fuel for electric generation	13,485	13,171
Purchased power	12,543	9,355
Cost of gas sold	64,802	37,444
Other operations and maintenance	49,994	45,682
Depreciation and amortization	21,046	18,382
Other general taxes	5,205	4,827
Total Operating Expenses	167,075	128,861
Operating Income	41,863	39,054

Other income, net	6,972	2,078
Interest expense, net	(6,571)	(5,740)
Income before income taxes	42,264	35,392
Income tax provision	(7,844)	(459)
Net Income	$34,420	$34,933

Earnings Per Share of Common Stock
Basic	$0.95	$0.97
Diluted	$0.95	$0.97

Dividends per share of common stock	$0.388	$0.370

Weighted Average Shares Outstanding
Basic	36,163	36,163
Diluted	36,171	36,165

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2022	2021
Operating Activities:
Net income	$34,420	$34,933
Items not affecting cash:
Depreciation and amortization	21,046	18,382
Deferred income taxes	5,606	(796)
Provision for doubtful receivables	441	388
Employee benefit plan cost (credit)	(1,678)	1,461
Equity earnings in investments	(2,504)	(2,444)
Other items	(486)	(277)
Changes in working capital items:
Decrease (increase) in current assets	12,332	(2,851)
Decrease in current liabilities	(7,115)	(4,213)
Dividends from investments	2,001	1,967
Cash contributions to pension and other postretirement plans	(1,660)	(1,552)
Other noncurrent items, net	(304)	(1,115)
Cash Provided by Operating Activities	62,099	43,883

Investing Activities:
Capital expenditures	(30,778)	(34,746)
Capital contributions to investments	(1,546)	(670)
Other	155	(419)
Cash Used for Investing Activities	(32,169)	(35,835)

Financing Activities:
Cash dividends paid on common stock	(14,013)	(13,380)
Repayments of long-term debt	(1,211)	(1,182)
(Repayments of) proceeds from short-term debt	(5,500)	1,500
Other	(492)	(523)
Cash Used for Financing Activities	(21,216)	(13,585)

Change in cash, cash equivalents, and restricted cash	8,714	(5,537)
Cash, cash equivalents, and restricted cash at beginning of period	18,835	47,039
Cash, cash equivalents, and restricted cash at end of period	$27,549	$41,502

Supplemental disclosures of cash flow information:
Significant noncash investing activities:
Accrued capital expenditures	$6,735	$8,843

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Balance Sheets (unaudited)

(In thousands)

	March 31,	December 31,
ASSETS	2022	2021
Current Assets:
Cash and cash equivalents	$26,374	$17,438
Accounts receivable, less reserves of $8,952 and $6,940, respectively	50,167	46,205
Other accounts receivable, less reserves of $1,213 and $1,364, respectively	15,244	16,094
Unbilled revenues	30,839	34,812
Materials and supplies, at average cost	30,951	29,863
Fuel for electric generation, at average cost	6,331	6,429
Stored natural gas, at average cost	5,580	15,668
Prepaid taxes	15,487	20,214
Regulatory assets - current	2,205	1,465
Other current assets	11,255	11,183
Total Current Assets	194,433	199,371
Other long-term receivables	691	1,155
Regulatory assets	108,271	107,547
Pension benefit asset	62,806	58,757
Other deferred assets and other	26,697	27,548
Property, Plant, and Equipment:
Property, plant, and equipment, net	1,843,122	1,828,171
Construction work in progress	40,156	50,603
Total Property, Plant, and Equipment	1,883,278	1,878,774
Investments	101,365	98,754
Total Assets	$2,377,541	$2,371,906

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$4,920	$4,889
Short-term debt	—	5,500
Accounts payable	44,690	64,149
Accrued interest and taxes	9,265	10,385
Accrued payroll related items	9,296	12,951
Regulatory liabilities - current	24,557	9,365
Derivative liabilities	130	2,140
Other current liabilities	5,246	8,468
Total Current Liabilities	98,104	117,847
Other Credits:
Deferred income taxes	233,146	231,149
Investment tax credit - deferred	48,773	44,836
Regulatory liabilities	155,096	154,298
Accrued pension and other postretirement benefits	72,881	73,085
Finance lease liabilities	16,920	17,322
Other deferred liabilities and other	91,363	91,690
Total Other Credits	618,179	612,380
Capitalization:
Common shareholders' equity	1,048,153	1,027,468
Long-term debt	613,105	614,211
Total Capitalization	1,661,258	1,641,679
Commitments and contingencies (see Footnote 8)
Total Liabilities and Capitalization	$2,377,541	$2,371,906

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Common Equity (unaudited)

(In thousands, except per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income/(Loss)	Total
Three Months Ended March 31, 2021
Beginning Balance	36,163	$36,163	$394,408	$545,429	$—	$976,000
Net income				34,933		34,933
Common stock dividends declared ($0.370 per share)				(13,380)		(13,380)
Equity-based compensation plans and other			158			158
Ending Balance - March 31, 2021	36,163	$36,163	$394,566	$566,982	$—	$997,711

Three Months Ended March 31, 2022
Beginning Balance	36,163	$36,163	$394,903	$596,402	$—	$1,027,468
Net income				34,420		34,420
Common stock dividends declared ($0.388 per share)				(14,013)		(14,013)
Equity-based compensation plans and other			278			278
Ending Balance - March 31, 2022	36,163	$36,163	$395,181	$616,809	$—	$1,048,153

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Income (unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2022	2021
Operating Revenues:
Electric revenues	$110,127	$100,645
Gas revenues	98,811	67,270
Total Operating Revenues	208,938	167,915

Operating Expenses:
Fuel for electric generation	13,485	13,171
Purchased power	12,543	9,355
Cost of gas sold	64,802	37,444
Other operations and maintenance	49,746	45,538
Depreciation and amortization	21,046	18,382
Other general taxes	5,205	4,827
Total Operating Expenses	166,827	128,717
Operating Income	42,111	39,198

Other income (expense), net	3,519	(104)
Interest expense, net	(6,577)	(5,753)
Income before income taxes	39,053	33,341
Income tax (provision) benefit	(7,000)	433
Net Income	$32,053	$33,774
Less: Net Income Attributable to Noncontrolling Interest, net of tax	(4,756)	(5,501)
Net Income Attributable to MGE	$27,297	$28,273

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2022	2021
Operating Activities:
Net income	$32,053	$33,774
Items not affecting cash:
Depreciation and amortization	21,046	18,382
Deferred income taxes	5,230	(1,766)
Provision for doubtful receivables	441	388
Employee benefit plan cost (credit)	(1,678)	1,461
Other items	587	(252)
Changes in working capital items:
Decrease (increase) in current assets	11,810	(3,037)
Decrease in current liabilities	(4,648)	(4,037)
Cash contributions to pension and other postretirement plans	(1,660)	(1,552)
Other noncurrent items, net	(500)	(1,380)
Cash Provided by Operating Activities	62,681	41,981

Investing Activities:
Capital expenditures	(30,778)	(34,746)
Other	(164)	(462)
Cash Used for Investing Activities	(30,942)	(35,208)

Financing Activities:
Cash dividends paid to parent by MGE	(5,000)	—
Distributions to parent from noncontrolling interest	(9,000)	(5,000)
Repayments of long-term debt	(1,211)	(1,182)
(Repayments of) proceeds from short-term debt	(5,500)	1,500
Other	(492)	(523)
Cash Used for Financing Activities	(21,203)	(5,205)

Change in cash, cash equivalents, and restricted cash	10,536	1,568
Cash, cash equivalents, and restricted cash at beginning of period	7,798	6,404
Cash, cash equivalents, and restricted cash at end of period	$18,334	$7,972

Supplemental disclosures of cash flow information:
Significant noncash investing activities:
Accrued capital expenditures	$6,735	$8,843

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Balance Sheets (unaudited)

(In thousands)

	March 31,	December 31,
ASSETS	2022	2021
Current Assets:
Cash and cash equivalents	$17,159	$6,401
Accounts receivable, less reserves of $8,952 and $6,940, respectively	50,167	46,205
Affiliate receivables	530	558
Other accounts receivable, less reserves of $1,213 and $1,364, respectively	15,242	16,092
Unbilled revenues	30,839	34,812
Materials and supplies, at average cost	30,951	29,863
Fuel for electric generation, at average cost	6,331	6,429
Stored natural gas, at average cost	5,580	15,668
Prepaid taxes	15,193	19,379
Regulatory assets - current	2,205	1,465
Other current assets	11,152	11,071
Total Current Assets	185,349	187,943
Affiliate receivable long-term	1,456	1,589
Regulatory assets	108,271	107,547
Pension benefit asset	62,806	58,757
Other deferred assets and other	26,806	27,907
Property, Plant, and Equipment:
Property, plant, and equipment, net	1,843,150	1,828,199
Construction work in progress	40,156	50,603
Total Property, Plant, and Equipment	1,883,306	1,878,802
Investments	177	230
Total Assets	$2,268,171	$2,262,775

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$4,920	$4,889
Short-term debt	—	5,500
Accounts payable	44,672	64,130
Accrued interest and taxes	9,417	10,649
Accrued payroll related items	9,296	12,951
Regulatory liabilities - current	24,557	9,365
Derivative liabilities	130	2,140
Other current liabilities	5,324	5,968
Total Current Liabilities	98,316	115,592
Other Credits:
Deferred income taxes	200,507	198,885
Investment tax credit - deferred	48,773	44,836
Regulatory liabilities	155,096	154,298
Accrued pension and other postretirement benefits	72,881	73,085
Finance lease liabilities	16,920	17,322
Other deferred liabilities and other	92,126	92,152
Total Other Credits	586,303	580,578
Capitalization:
Common shareholder's equity	826,104	803,807
Noncontrolling interest	144,343	148,587
Total Equity	970,447	952,394
Long-term debt	613,105	614,211
Total Capitalization	1,583,552	1,566,605
Commitments and contingencies (see Footnote 8)
Total Liabilities and Capitalization	$2,268,171	$2,262,775

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Equity (unaudited)

(In thousands)

					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling
	Shares	Value	Capital	Earnings	Income/(Loss)	Interest	Total
Three Months Ended March 31, 2021
Beginning balance	17,348	$17,348	$252,917	$460,151	$—	$141,196	$871,612
Net income				28,273		5,501	33,774
Distributions to parent from noncontrolling interest						(5,000)	(5,000)
Ending Balance - March 31, 2021	17,348	$17,348	$252,917	$488,424	$—	$141,697	$900,386

Three Months Ended March 31, 2022
Beginning balance	17,348	$17,348	$252,917	$533,542	$—	$148,587	$952,394
Net income				27,297		4,756	32,053
Cash dividends paid to parent by MGE				(5,000)			(5,000)
Distributions to parent from noncontrolling interest						(9,000)	(9,000)
Ending Balance - March 31, 2022	17,348	$17,348	$252,917	$555,839	$—	$144,343	$970,447

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc., and Madison Gas and Electric Company

Notes to Consolidated Financial Statements (unaudited)

March 31, 2022

1.
Summary of Significant Accounting Policies – MGE Energy and MGE.

a.
Basis of Presentation.

This report is a combined report of MGE Energy and MGE. References in this report to "MGE Energy" are to MGE Energy, Inc. and its subsidiaries. References in this report to "MGE" are to Madison Gas and Electric Company.

MGE Power Elm Road and MGE Power West Campus own electric generating assets and lease those assets to MGE. Both entities are variable interest entities under applicable authoritative accounting guidance. MGE is considered the primary beneficiary of these entities as a result of contractual agreements. As a result, MGE has consolidated MGE Power Elm Road and MGE Power West Campus. See Footnote 3 of Notes to Consolidated Financial Statements under Item 8, Financial Statements and Supplementary Data, of MGE Energy's and MGE's 2021 Annual Report on Form 10-K (the 2021 Annual Report on Form 10-K).

The accompanying consolidated financial statements as of March 31, 2022, and during the three months ended March 31, 2022, are unaudited but include all adjustments that MGE Energy and MGE management consider necessary for a fair statement of their respective financial statements. All adjustments are of a normal, recurring nature except as otherwise disclosed. The year-end consolidated balance sheet information was derived from the audited balance sheet appearing in the 2021 Annual Report on Form 10-K but does not include all disclosures required by accounting principles generally accepted in the United States of America. These notes should be read in conjunction with the financial statements and the notes on pages 61 through 115 of the 2021 Annual Report on Form 10-K.

b.
Cash, Cash Equivalents, and Restricted Cash.

The following table presents the components of total cash, cash equivalents, and restricted cash on the consolidated balance sheets.

	MGE Energy		MGE
	March 31,	December 31,	March 31,	December 31,
(In thousands)	2022	2021	2022	2021
Cash and cash equivalents	$26,374	$17,438	$17,159	$6,401
Restricted cash	641	847	641	847
Receivable - margin account	534	550	534	550
Cash, cash equivalents, and restricted cash	$27,549	$18,835	$18,334	$7,798

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

c.
Property, Plant, and Equipment.

Columbia.

An asset that will be retired in the near future and substantially in advance of its previously expected retirement date is subject to abandonment accounting. In the second quarter of 2021, the operator of Columbia received approval from MISO to retire Columbia Units 1 and 2. The co-owners intend to retire Unit 1 by the end of 2023 and Unit 2 by the end of 2024. Final timing and retirement dates are subject to change depending on operational, regulatory, and other factors. As of March 31, 2022, early retirement of Columbia was probable.

The net book value of our ownership share of this generating unit was $156.7 million as of March 31, 2022. This amount was classified as plant to be retired within "Property, plant, and equipment, net" on the consolidated balance sheets. Assets for Columbia Unit 1 and Unit 2 are currently included in rate base, and MGE continues to depreciate them on a straight-line basis using the composite depreciation rates approved by the PSCW that included retirement dates of 2029 for Unit 1 and 2038 for Unit 2. MGE is currently seeking approval from the PSCW in its 2023 electric limited reopener to revise the depreciation schedule for Columbia Unit 2 to 2029 to align with Unit 1. See Footnote 9 for further details on MGE's rate proceedings.

If it becomes probable that regulators will disallow full recovery or a return on the remaining net book value of a generating unit that is either abandoned or probable of being abandoned, an impairment loss would be required. An impairment loss would be recorded for the difference of the remaining net book value of the generating unit that is greater than the present value of the amount expected to be recovered from ratepayers. No impairment was recorded as of March 31, 2022.

2.
New Accounting Standards - MGE Energy and MGE.

MGE Energy and MGE reviewed FASB authoritative guidance recently issued, none of which are expected to have a material impact on their consolidated results of operations, financial condition, or cash flows.

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

MGE Transco and MGEE Transco have accounted for their investments in ATC and ATC Holdco, respectively, under the equity method of accounting. Equity earnings from investments are recorded as "Other income" on the consolidated statements of income of MGE Energy. MGE Transco recorded the following amounts related to its investment in ATC:

	Three Months Ended
	March 31,
(In thousands)	2022	2021
Equity earnings from investment in ATC	$2,478	$2,420
Dividends received from ATC	2,001	1,967
Capital contributions to ATC	1,243	—

ATC Holdco was formed in December 2016. ATC Holdco's transmission development activities have been suspended for the near term.

In April 2022, MGE Transco made a $0.5 million capital contribution to ATC.

ATC's summarized financial data is as follows:

	Three Months Ended
	March 31,
(In thousands)	2022	2021
Operating revenues	$190,999	$188,694
Operating expenses	(95,491)	(95,104)
Other income, net	404	378
Interest expense, net	(28,440)	(28,871)
Earnings before members' income taxes	$67,472	$65,097

MGE receives transmission and other related services from ATC. During the three months ended March 31, 2022 and 2021, MGE recorded $7.9 million and $8.0 million, respectively, for transmission services. MGE also provides a variety of operational, maintenance, and project management work for ATC, which is reimbursed by ATC. As of March 31, 2022, and December 31, 2021, MGE had a receivable due from ATC of $8.1 million and $7.0 million, respectively. The receivable is primarily related to Badger Hollow I and II. MGE is reimbursed for these costs after the new generation assets are placed into service.

4.
Taxes - MGE Energy and MGE.

Effective Tax Rate.

The consolidated income tax provision differs from the amount computed by applying the statutory federal income tax rate to income before income taxes, as follows:

	MGE Energy		MGE
Three Months Ended March 31,	2022	2021	2022	2021
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	6.3	6.3	6.3	6.3
Amortized investment tax credits	(0.7)	(1.6)	(0.8)	(1.8)
Credit for electricity from wind energy	(5.4)	(7.1)	(6.0)	(7.8)
AFUDC equity, net	(0.5)	(0.6)	(0.5)	(0.6)
Amortization of utility excess deferred tax - tax reform(a)	(1.9)	(16.7)	(1.8)	(18.3)
Other, net, individually insignificant	(0.2)	—	(0.3)	(0.1)
Effective income tax rate	18.6%	1.3%	17.9%	(1.3)%

(a)
Included are impacts of the 2017 Tax Act for the regulated utility for excess deferred taxes recognized using a normalization method of accounting in recognition of IRS rules that restrict the rate at which the excess deferred taxes may be returned to utility customers. For the three months ended March 31, 2022 and 2021, MGE recognized $1.0 million and $0.7 million, respectively. Included in the 2021 rate settlement was a one-time return to customers of the electric portion of excess deferred taxes related to the 2017 Tax Act not restricted by IRS normalization rules. For the three months ended March 31, 2021, MGE recognized $3.3 million. Included in the 2022 and 2023 rate settlement was a net collection from customers of the gas portion of deficient deferred taxes related to the 2017 Tax Act not restricted by IRS normalization rules. For the three months ended March 31, 2022, MGE recognized $0.3 million.
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

The following table presents the components of net periodic benefit costs recognized.

	Three Months Ended
	March 31,
(In thousands)	2022	2021
Pension Benefits
Components of net periodic benefit cost:
Service cost	$1,337	$1,422
Interest cost	2,796	2,272
Expected return on assets	(7,851)	(7,375)
Amortization of:
Prior service credit	(5)	(31)
Actuarial loss	724	1,580
Net periodic benefit (credit) cost	$(2,999)	$(2,132)

Postretirement Benefits
Components of net periodic benefit cost:
Service cost	$333	$351
Interest cost	491	384
Expected return on assets	(843)	(817)
Amortization of:
Transition obligation	1	1
Prior service credit	(74)	(380)
Actuarial loss	48	109
Net periodic benefit (credit) cost	$(44)	$(352)

As approved by the PSCW, MGE is allowed to defer differences between actual employee benefit plan costs and costs reflected in current rates. The deferred costs may be recovered or refunded in MGE's next rate filing. During the three months ended March 31, 2022 and 2021, MGE recovered $0.3 million and $3.4 million of pension and other postretirement costs, respectively. The recovery of these costs reduced the amount previously deferred and has not been reflected in the table above.

During the three months ended March 31, 2022, MGE returned $1.0 million of savings from 2021 employee benefit plan costs. The deferred savings has not been reflected in the table above.

6.
Equity and Financing Arrangements.

a.
Common Stock - MGE Energy.

MGE Energy sells shares of its common stock through its Direct Stock Purchase and Dividend Reinvestment Plan (the Stock Plan). Those shares may be newly issued shares or shares that are purchased in the open market by an independent agent for participants in the Stock Plan. All sales under the Stock Plan are covered by a shelf registration statement that MGE Energy filed with the SEC. During the three months ended March 31, 2022 and 2021, MGE Energy issued no new shares of common stock under the Stock Plan.

b.
Dilutive Shares Calculation - MGE Energy.

As of March 31, 2022, 7,492 shares were included in the calculation of diluted earnings per share related to nonvested equity awards. See Footnote 7 for additional information on share-based compensation awards.

7.
Share-Based Compensation - MGE Energy and MGE.

During the three months ended March 31, 2022 and 2021, MGE recorded $0.4 million and $0.7 million, respectively, in compensation expense related to share-based compensation awards under the 2006 Performance Unit Plan, the 2020 Performance Unit Plan, the 2013 Director Incentive Plan, and the 2021 Long-Term Incentive Plan (2021 Plan).

In January 2022, cash payments of $1.8 million were distributed related to awards that were granted in 2019, for the 2013 Director Incentive Plan, and in 2017, for the 2006 Performance Unit Plan.

In February 2022, MGE issued 10,395 performance units and 15,931 restricted stock units under the 2021 Plan to eligible employees and non-employee directors.

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

In July 2021, the PSCW approved a Certificate of Authority (CA) application filed by MGE and the other owners of Columbia. The CA application commits to close Columbia's wet pond system (as described in further detail in the CCR section below). By committing to close the wet pond system, Columbia will be in compliance with ELG requirements.

The Elm Road Units must satisfy the ELG rule's requirements no later than December 2023, as determined by the permitting authority. In December 2021, the PSCW approved a CA application for installation of additional wastewater treatment equipment to comply with the ELG Rule. MGE's share of the estimated costs to comply with the rule is estimated to be approximately $4 million. Construction began in March 2022.

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

Columbia's river intakes are subject to this rule. BTA improvements may not be required given that the owners are planning to retire both units by the end of 2024. MGE will continue to work with Columbia's operator to evaluate all regulatory requirements applicable to the planned retirements. MGE does not expect this rule to have a material effect on its existing plants.

•
Greenhouse Gas (GHG) reduction guidelines and approval criteria established under the Clean Air Act for states to use in developing plans to control GHG emissions from fossil fuel-fired electric generating units (EGUs), including existing and proposed regulations governing existing, new or modified fossil-fuel generating units.

In October 2021, as part of the Biden administration's Unified Agenda, the EPA announced their intention to introduce a new set of emission guidelines for states to follow in submitting state plans to establish and implement standards of performance for greenhouse gas emissions from existing fossil fuel-fired EGUs. In late 2021, the US Supreme Court agreed to hear arguments regarding the extent of EPA's authority to regulate greenhouse gases from electric generation units under the Clean Air Act. MGE will continue to evaluate greenhouse gas rule developments, including any further Supreme Court decisions on the EPA's authority to regulate greenhouse gases.

•
The EPA's rule to regulate ambient levels of ozone through the 2015 Ozone National Ambient Air Quality Standards (NAAQS).

The Elm Road Units are located in Milwaukee County, Wisconsin, a nonattainment area. The Wisconsin Department of Natural Resources (WDNR) must develop a State Implementation Plan (SIP) for the area, which will likely result in more stringent requirements for both constructing new development and modifying or expanding existing plants in the area. MGE will continue to monitor the WDNR's SIP development and the extent to which the requirements will impact the Elm Road Units. At this time, MGE does not expect that the 2015 Ozone NAAQS will have a material effect on its existing plants based on final designations.

•
Rules regulating nitrogen oxide (NOx) and sulfur dioxide (SO2) emissions, including the Cross State Air Pollution Rule (CSAPR) and Clean Air Visibility Rule.

The EPA's CSAPR and its progeny are a suite of interstate air pollution transport rules designed to reduce ozone and fine particulate (PM2.5) air levels in areas that the EPA has determined as being significantly impacted by pollution from upwind states. This is accomplished in the CSAPR through a reduction in SO2 and NOx from qualifying fossil-fuel fired power plants in upwind "contributing" states. NOx and SO2 contribute to fine particulate pollution and NOx contributes to ozone formation in downwind areas. Reductions are generally achieved through a cap-and-trade system. Individual plants can meet their caps through reducing emissions and/or buying allowances on the market.

In April 2022, the EPA published a proposed Federal Implementation Plan (FIP) to address state obligations under the Clean Air Act "good neighbor" provisions for the 2015 Ozone NAAQS. This proposed rule impacts 26 states, including Wisconsin, and is designed to both revise the current NOx CSAPR ozone season cap-and-trade obligations for fossil-fuel generated power plants and add NOx limitations for certain industries in specified states. For Wisconsin, the proposed rule includes revisions to the current obligations for fossil-fuel power generation as well as the new limitations for certain industries.

If finalized, the proposed rule would be effective beginning with the 2023 ozone season and start with emissions budgets that can be achieved with what the EPA has defined as immediately available measures, including consistently operating emissions controls already installed at power plants. In 2026, additional obligations would go into effect, including potential daily emissions limits and technology upgrades to coal-fired power plants without existing emission controls.

Wisconsin would need to submit a State Implementation Plan (SIP) to meet its obligations or accept the EPA's proposed FIP.

MGE is currently evaluating the proposed rule to determine potential impacts to our business. MGE expects the rule, if finalized as written, to impact our fossil-fueled generation assets. However, we will not know the impact of this rule with any certainty until it is finalized. We will continue to monitor rule developments.

MGE has met its current CSAPR obligations through a combination of reduced emissions through pollution control (e.g., SCR installation at Columbia), and owned, received, and purchased allowances. MGE expects to meet ongoing CSAPR obligations for the foreseeable future.

•
The EPA's Coal Combustion Residuals Rule (CCR), which regulates as a solid waste coal ash from burning coal for the purpose of generating electricity and defines what ash use activities would be considered generally exempt beneficial reuse of coal ash. The CCR rule also regulates landfills, ash ponds, and other surface impoundments used for coal combustion residuals by regulating their design, location, monitoring, and operation. The CCR rule requires owners or operators of coal-fired power plants to stop transporting CCR and non-CCR wastewater to unlined surface impoundments. In addition, regulated entities must initiate impoundment closure as soon as feasible and in no event later than April 2021, unless the EPA grants an extension. Columbia requested an extension to initiate closure by October 2022. The EPA has not formally approved the extension. The Columbia owners anticipate that the EPA will approve the extension request. However, we will not know the outcome of the extension request with any certainty until the EPA makes a final decision on this request. In the interim, the EPA determined that the extension demonstration is complete and confirmed that the deadline to cease placement of CCR and non-CCR wastewaters in the primary pond is tolled pending a final decision.

Review of the Elm Road Units has indicated that the costs to comply with the CCR rule are not expected to be significant. In July 2021, the PSCW approved a CA application filed by MGE and the other owners of Columbia to install technology required to cease bottom ash transport water discharges rather than extend the longevity of the ash ponds. Pending the EPA’s final approval of closure plans at Columbia, MGE's share of the estimated costs of the project will be approximately $4 million. Construction is expected to be completed by the end of 2022.

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

Certain environmental groups filed petitions against the PSCW regarding MGE's two most recent rate settlements. MGE has intervened in the petitions in cooperation with the PSCW. See Footnote 9.a. for more information regarding this matter.

c.
Purchase Contracts - MGE Energy and MGE.

MGE Energy and MGE have entered into various commodity supply, transportation, and storage contracts to meet their obligations to deliver electricity and natural gas to customers. Management expects to recover these costs in future customer rates. The following table shows future commitments related to purchase contracts as of March 31, 2022:

(In thousands)	2022	2023	2024	2025	2026	Thereafter
Coal(a)	$17,825	$14,023	$8,299	$2,862	$—	$—

(a)
Total coal commitments for the Columbia and Elm Road Units, including transportation. Fuel procurement for MGE's jointly owned Columbia and Elm Road Units is handled by WPL and WEPCO, respectively, who are the operators of those facilities.

9.
Rate Matters - MGE Energy and MGE.
a.
Rate Proceedings.

In April 2022, MGE filed with the PSCW a proposed electric limited 2023 rate case reopener. The limited reopener proposes a 4.38% increase for electric rates in 2023. The electric rate increase is driven by generation assets including our investments in Badger Hollow II (solar), Paris (solar and battery), Red Barn (wind), and West Riverside (natural gas). In addition, the reopener request includes a reduction in fuel costs, which MGE has partially offset with the recovery of deferred 2021 fuel costs. The reopener also revises the depreciation schedule for Columbia Unit 2 and shared equipment to 2029 to align with the depreciation schedule for Columbia Unit 1. PSCW approval of the 2023 limited reopener is pending. A final order is expected before the end of the year.

In December 2021, the PSCW approved a settlement agreement for MGE's 2022 rate case. The settlement agreement provides for an 8.81% increase for electric rates and a 2.15% increase for gas rates in 2022. The electric and gas rate increases were driven by an increase in rate base including our investments in Badger Hollow I and a new customer information system. Also driving the requested electric increase were higher fuel and purchased power costs as well as the completion in 2021 of the one-time return of the electric excess deferred tax credit related to the 2017 Tax Act not restricted by IRS normalization rules. Included in the electric residential rate is a reduction in the customer charge. As part of the settlement agreement, for 2023, the PSCW approved a 0.96% increase in gas rates and to address a potential electric rate change through a limited rate case reopener. The return on common stock equity for 2022 and 2023 is 9.8% based on a capital structure consisting of 55.6% common equity.

In December 2020, the PSCW approved a settlement agreement for MGE's 2021 rate case. The settlement agreement provided for a zero percent increase for electric rates and an approximately 4% increase for gas rates in 2021. The electric rate settlement included an increase in rate base but the associated rate increase was primarily offset by lower fuel and purchased power costs and a one-time $18.2 million return to customers of the portion of excess deferred taxes related to the 2017 Tax Act not restricted by IRS normalization rules. As part of the settlement, the fuel rules bandwidth was set at plus or minus 1% for 2021. When compared to the 2020 rate case, the settlement included lower forecasted electric sales for 2021 to reflect changes to customer usage during the COVID-19 pandemic. The gas rate increase covered infrastructure costs and technology improvements. The settlement agreement also included escrow accounting treatment for pension and other postretirement benefit costs, bad debt expense, and customer credit card fees. Escrow accounting treatment allows MGE to defer any difference between estimated costs in rates and actual costs incurred until a future rate filing. Any difference would be recorded as a regulatory asset or regulatory liability. The return on common stock equity for 2021 was 9.8% based on a capital structure of 55.8% common equity in 2021.

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

b.
Fuel Rules.

Fuel rules require Wisconsin utilities to defer electric fuel-related costs that fall outside a symmetrical cost tolerance band around the amount approved for a utility in its annual fuel proceedings. Any over- or under-recovery of the actual costs is determined in the following year and is then reflected in future billings to electric retail customers. The fuel rules bandwidth is set at plus or minus 1%. Under fuel rules, MGE defers costs, less any excess revenues, if its actual electric fuel costs exceed 101% of the electric fuel costs allowed in its latest rate order. Excess revenues are defined as revenues in the year in question that provide MGE with a greater return on common equity than authorized by the PSCW in MGE's latest rate order. Conversely, MGE is required to defer the benefit of lower costs if actual electric fuel costs were less than 99% of the electric fuel costs allowed in that order. These costs are subject to the PSCW's annual review of fuel costs completed in the year following the deferral.

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

MGE has under recovered fuel costs in 2021. As of December 31, 2021, MGE had deferred $3.3 million of 2021 fuel costs. These costs will be subject to the PSCW's annual review of 2021 fuel costs, expected to be completed in 2022. MGE has proposed to include these costs as part of the 2023 electric limited reopener.

As of March 31, 2022, MGE had no deferred 2022 fuel savings or costs.

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

b.
Notional Amounts.

The gross notional volume of open derivatives is as follows:

	March 31, 2022		December 31, 2021
Commodity derivative contracts	369,960	MWh	278,000	MWh
Commodity derivative contracts	3,260,000	Dth	5,735,000	Dth
FTRs	858	MW	2,127	MW
PPA	100	MW	250	MW

c.
Financial Statement Presentation.

MGE purchases and sells exchange-traded and over-the-counter options, swaps, and future contracts. These arrangements are primarily entered into to help stabilize the price risk associated with gas or power purchases. These transactions are employed by both MGE's gas and electric segments. Additionally, as a result of the firm transmission agreements that MGE holds on electricity transmission paths in the MISO market, MGE holds financial transmission rights (FTRs). An FTR is a financial instrument that entitles the holder to a stream of revenues or charges based on the differences in hourly day-ahead energy prices between two points on the transmission grid. The fair values of these instruments are offset with a corresponding regulatory asset/liability depending on whether they are in a net loss/gain position. Depending on the nature of the instrument, the gain or loss associated with these transactions will be reflected as cost of gas sold, fuel for electric generation, or purchased power expense in the delivery month applicable to the instrument. As of March 31, 2022, and December 31, 2021, the fair value of exchange traded derivatives and FTRs exceeded their cost basis by $9.8 million and $2.8 million, respectively.

MGE is a party to a purchased power agreement that provides MGE with firm capacity and energy during a base term from June 1, 2012, through May 31, 2022. The agreement is accounted for as a derivative contract and is recognized at its fair value on the consolidated balance sheets. However, the derivative qualifies for regulatory deferral and is recognized with a corresponding regulatory asset or liability depending on whether the fair value is in a loss or gain position. The fair value of the contract as of March 31, 2022, and December 31, 2021, reflected a loss position of $0.1 million and $2.1 million, respectively. The actual cost will be recognized in purchased power expense in the month of purchase.

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

	Derivative	Derivative
(In thousands)	Assets	Liabilities	Balance Sheet Location
March 31, 2022
Commodity derivative contracts(a)	$9,518	$325	Other current assets
Commodity derivative contracts(a)	626	32	Other deferred charges
FTRs(a)	—	16	Derivative liability (current)
PPA	N/A	130	Derivative liability (current)

December 31, 2021
Commodity derivative contracts(a)	$2,959	$811	Other current assets
Commodity derivative contracts(a)	420	38	Other deferred charges
FTRs	227	—	Other current assets
PPA	N/A	2,140	Derivative liability (current)

(a)
As of March 31, 2022 and December 31, 2021, MGE received collateral of $6.9 million and $1.3 million, respectively, from counterparties under a master netting agreement for outstanding exchange traded derivative positions. The fair value of the derivative asset disclosed in this table has not been reduced for the collateral received.

The following tables show the effect of netting arrangements for recognized derivative assets and liabilities that are subject to a master netting arrangement or similar arrangement on the consolidated balance sheets.

Offsetting of Derivative Assets

(In thousands)	Gross Amounts	Gross Amounts Offset in Balance Sheets	Collateral Posted Against Derivative Positions	Net Amount Presented in Balance Sheets
March 31, 2022
Commodity derivative contracts	$10,144	$(357)	$(6,911)	$2,876

December 31, 2021
Commodity derivative contracts	$3,379	$(849)	$(1,254)	$1,276
FTRs	227	—	—	227

Offsetting of Derivative Liabilities

(In thousands)	Gross Amounts	Gross Amounts Offset in Balance Sheets	Collateral Posted Against Derivative Positions	Net Amount Presented in Balance Sheets
March 31, 2022
Commodity derivative contracts	$357	$(357)	$—	$—
FTRs	16	—	(16)	—
PPA	130	—	—	130

December 31, 2021
Commodity derivative contracts	$849	$(849)	$—	$—
PPA	2,140	—	—	2,140

The following tables summarize the unrealized and realized gains/losses related to the derivative instruments on the consolidated balance sheets and the consolidated statements of income.

	2022		2021
(In thousands)	Current and Long-Term Regulatory Asset (Liability)	Other Current Assets	Current and Long-Term Regulatory Asset (Liability)	Other Current Assets
Three Months Ended March 31:
Balance as of January 1,	$(617)	$770	$13,989	$1,162
Unrealized gain	(11,333)	—	(3,588)	—
Realized gain (loss) reclassified to a deferred account	1,279	(1,279)	(50)	50
Realized gain (loss) reclassified to income statement	1,030	776	708	(1,039)
Balance as of March 31,	$(9,641)	$267	$11,059	$173

	Realized Losses (Gains)
	2022		2021
(In thousands)	Fuel for Electric Generation/ Purchased Power	Cost of Gas Sold	Fuel for Electric Generation/ Purchased Power	Cost of Gas Sold
Three Months Ended March 31:
Commodity derivative contracts	$(312)	$(881)	$(195)	$1,022
FTRs	3	—	(256)	—
PPA	(616)	—	(240)	—

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

The PPA has a provision that may require MGE to post collateral if MGE's debt rating falls below investment grade (i.e., below BBB-). The amount of collateral that it may be required to post varies from $20.0 million to $40.0 million, depending on MGE's nominated capacity amount. As of March 31, 2022, no collateral was required to be, or had been, posted. Certain counterparties extend MGE a credit limit. If MGE exceeds these limits, the counterparties may require collateral to be posted. As of March 31, 2022 and December 31, 2021, no counterparties were in a net liability position.

Nonperformance of counterparties to the non-exchange traded derivatives could expose MGE to credit loss. However, MGE enters into transactions only with companies that meet or exceed strict credit guidelines, and it monitors these counterparties on an ongoing basis to mitigate nonperformance risk in its portfolio. As of March 31, 2022, no counterparties had defaulted.

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

	March 31, 2022		December 31, 2021
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt(a)	622,238	643,259	623,449	729,914

(a)
Includes long-term debt due within one year. Excludes debt issuance costs and unamortized discount of $4.2 million and $4.3 million as of March 31, 2022, and December 31, 2021, respectively.

b.
Recurring Fair Value Measurements.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis.

	Fair Value as of March 31, 2022
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Derivatives, net(b)	$10,144	$3,183	$—	$6,961
Exchange-traded investments	1,443	1,443	—	—
Total Assets	$11,587	$4,626	$—	$6,961
Liabilities:
Derivatives, net(b)	$503	$321	$—	$182
Deferred compensation	3,613	—	3,613	—
Total Liabilities	$4,116	$321	$3,613	$182

MGE
Assets:
Derivatives, net(b)	$10,144	$3,183	$—	$6,961
Exchange-traded investments	177	177	—	—
Total Assets	$10,321	$3,360	$—	$6,961
Liabilities:
Derivatives, net(b)	$503	$321	$—	$182
Deferred compensation	3,613	—	3,613	—
Total Liabilities	$4,116	$321	$3,613	$182

	Fair Value as of December 31, 2021
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Derivatives, net(b)	$3,606	$1,170	$—	$2,436
Exchange-traded investments	1,296	1,296	—	—
Total Assets	$4,902	$2,466	$—	$2,436
Liabilities:
Derivatives, net(b)	$2,989	$731	$—	$2,258
Deferred compensation	3,653	—	3,653	—
Total Liabilities	$6,642	$731	$3,653	$2,258

MGE
Assets:
Derivatives, net(b)	$3,606	$1,170	$—	$2,436
Exchange-traded investments	230	230	—	—
Total Assets	$3,836	$1,400	$—	$2,436
Liabilities:
Derivatives, net(b)	$2,989	$731	$—	$2,258
Deferred compensation	3,653	—	3,653	—
Total Liabilities	$6,642	$731	$3,653	$2,258

(b)
As of March 31, 2022 and December 31, 2021 MGE received collateral of $6.9 million and $1.3 million, respectively, from counterparties under a master netting agreement for outstanding exchange traded derivative positions. The fair value of the derivative asset disclosed in this table has not been reduced for the collateral received.

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

The following table presents the significant unobservable inputs used in the pricing model.

	Model Input
	March 31,	December 31,
Significant Unobservable Inputs	2022	2021
Basis adjustment:
On peak	92.1%	94.1%
Off peak	90.0%	92.4%
Counterparty fuel mix:
Internal generation - range	41%-66%	41%-66%
Internal generation - weighted average	49.5%	56.6%
Purchased power - range	59%-34%	59%-34%
Purchased power - weighted average	50.5%	43.4%

The following table summarizes the changes in Level 3 commodity derivative assets and liabilities measured at fair value on a recurring basis.

	Three Months Ended
	March 31,
(In thousands)	2022	2021
Beginning balance	$178	$(14,055)
Realized and unrealized gains (losses):
Included in regulatory assets	—	2,688
Included in regulatory liability	6,600	—
Included in other comprehensive income	—	—
Included in earnings	855	307
Included in current assets	73	355
Purchases	7,026	5,884
Sales	—	—
Issuances	—	—
Settlements	(7,953)	(6,546)
Balance as of March 31,	$6,779	$(11,367)
Total gains (losses) included in earnings attributed to the change in unrealized gains (losses) related to assets and liabilities held as of March 31,(c)	$—	$—

The following table presents total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis(c).

	Three Months Ended
	March 31,
(In thousands)	2022	2021
Purchased power expense	$973	$702
Cost of gas sold expense	(118)	(395)
Total	$855	$307

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

	Ownership	Share of	Share of	Costs incurred as of March 31,	Estimated Date of Commercial
Project	Interest	Generation	Estimated Costs(a)	2022(a)	Operation
Red Barn(b)	10%	9.16 MW	$18 million	$0.6 million	December 2022
Badger Hollow II(c)	33%	50 MW	$65 million	$23.8 million(d)	First Half of 2023

(a)
Excluding AFUDC.
(b)
The Red Barn Wind Farm is located in the Towns of Wingville and Clifton in Grant County, Wisconsin.
(c)
The Badger Hollow II solar farm is located in southwestern Wisconsin in Iowa County, near the villages of Montfort and Cobb.
(d)
Includes an allocation of common facilities at Badger Hollow placed in service in November 2021.

MGE received specific approval to recover 100% AFUDC on Badger Hollow II. During the three months ended March 31, 2022 and 2021, MGE recognized $0.4 million and $0.1 million, respectively, after tax, in AFUDC for Badger Hollow II.

13.
Revenue - MGE Energy and MGE.

Revenues disaggregated by revenue source were as follows:

	Three Months Ended
(In thousands)	March 31,
Electric revenues	2022	2021
Residential	$40,474	$36,694
Commercial	54,449	47,883
Industrial	3,147	3,001
Other-retail/municipal	8,829	8,170
Total retail	106,899	95,748
Sales to the market	2,882	4,639
Other	308	222
Total electric revenues	110,089	100,609

Gas revenues
Residential	56,683	39,758
Commercial/Industrial	40,251	25,507
Total retail	96,934	65,265
Gas transportation	1,876	2,002
Other	1	3
Total gas revenues	98,811	67,270

Non-regulated energy revenues	38	36
Total Operating Revenue	$208,938	$167,915

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

14.
Segment Information - MGE Energy and MGE.

MGE Energy operates in the following business segments: electric utility, gas utility, nonregulated energy, transmission investment, and all other. See the 2021 Annual Report on Form 10-K for additional discussion of each of these segments.

(In thousands) MGE Energy	Electric	Gas	Non-Regulated Energy	Transmission Investment	All Others	Consolidation/ Elimination	Consolidated Total
Three Months Ended March 31, 2022
Operating revenues	$110,089	$98,811	$38	$—	$—	$—	$208,938
Interdepartmental revenues	118	6,121	10,315	—	—	(16,554)	—
Total operating revenues	110,207	104,932	10,353	—	—	(16,554)	208,938
Equity in earnings of investments	—	—	—	2,504	—	—	2,504
Net income	14,617	12,084	5,352	1,822	545	—	34,420

Three Months Ended March 31, 2021
Operating revenues	$100,609	$67,270	$36	$—	$—	$—	$167,915
Interdepartmental revenues	273	4,811	10,173	—	—	(15,257)	—
Total operating revenues	100,882	72,081	10,209	—	—	(15,257)	167,915
Equity in earnings of investments	—	—	—	2,444	—	—	2,444
Net income (loss)	18,024	10,556	5,194	1,778	(619)	—	34,933

(In thousands) MGE	Electric	Gas	Non-Regulated Energy	Consolidation/ Elimination	Consolidated Total
Three Months Ended March 31, 2022
Operating revenues	$110,089	$98,811	$38	$—	$208,938
Interdepartmental revenues	118	6,121	10,315	(16,554)	—
Total operating revenues	110,207	104,932	10,353	(16,554)	208,938
Net income attributable to MGE	14,617	12,084	5,352	(4,756)	27,297

Three Months Ended March 31, 2021
Operating revenues	$100,609	$67,270	$36	$—	$167,915
Interdepartmental revenues	273	4,811	10,173	(15,257)	—
Total operating revenues	100,882	72,081	10,209	(15,257)	167,915
Net income attributable to MGE	18,024	10,556	5,194	(5,501)	28,273

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

Executive Overview

Our primary focus today and for the foreseeable future is our core utility customers at MGE as well as creating long-term value for our shareholders. MGE continues to face the challenge of providing its customers with reliable power at competitive prices. MGE works on meeting this challenge by investing in more efficient generation projects, including renewable energy sources. As we work toward achieving 80% carbon reduction by 2030 (from 2005 levels), MGE continues to examine and pursue opportunities to reduce the proportion that coal generation represents in its generation mix, as evidenced by its most recent announcements of the retirement of Columbia (a coal generation plant), the change in the Elm Road Units fuel source from coal to natural gas, and its growing ownership of renewable generation sources. MGE will continue to focus on growing earnings while controlling operating and fuel costs. MGE's goal is to provide safe and efficient operations in addition to providing customer value. We believe it is critical to maintain a strong credit rating consistent with financial strength in MGE as well as the parent company in order to accomplish these goals.

We principally earn revenue and generate cash from operations by providing electric and natural gas utility services, including electric power generation and electric power and gas distribution. The earnings and cash flows from the utility business are sensitive to various external factors, including:

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
•
Other factors listed in "Item 1A. Risk Factors" in our 2021 Annual Report on Form 10-K.

During the three months ended March 31, 2022, MGE Energy's earnings were $34.4 million or $0.95 per share compared to $34.9 million or $0.97 per share during the same period in the prior year. MGE's earnings during the three months ended March 31, 2022, were $27.3 million compared to $28.3 million during the same period in the prior year.

MGE Energy's net income was derived from our business segments as follows:

	Three Months Ended
(In millions)	March 31,
Business Segment:	2022	2021
Electric Utility	$14.6	$18.0
Gas Utility	12.1	10.5
Nonregulated Energy	5.4	5.2
Transmission Investments	1.8	1.8
All Other	0.5	(0.6)
Net Income	$34.4	$34.9

Our net income during the three months ended March 31, 2022, compared to the same periods in the prior year primarily reflects the effects of the following factors:

Electric Utility

An increase in electric investments contributed to earnings for 2022. Timing of 2021 depreciation and other operations and maintenance costs contributed to higher earnings in the first quarter of 2021. Depreciation and operations and maintenance costs increased during the remainder of 2021 after significant capital projects were completed. The new customer information system went live in September 2021 and Badger Hollow I was completed in November 2021. MGE received approval to recover 100% AFUDC during construction of these projects.

Gas Utility

An increase in gas investments contributed to increased earnings for 2022. Higher gas retail sales resulting from colder weather in the first quarter of 2022 contributed to higher earnings for the three months ended March 31, 2022. Heating degree days (a measure for determining the impact of weather during the heating season) increased by approximately 4% in the first quarter 2022 compared to the same period in the prior year.

The following developments affected the first three months of 2022:

2022/2023 Rate Settlement Agreement: In December 2021, the PSCW approved a settlement agreement for MGE's 2022 rate case. The settlement agreement provides for an 8.81% increase to electric rates and a 2.15% increase to gas rates for 2022. As part of the settlement agreement for 2023, the PSCW approved a 0.96% increase in gas rates and to address a potential electric rate change through a limited rate case reopener. See "Other Matters" below for additional information on the 2022/2023 rate case settlement.

Utility Solar: Large solar generation projects were recently completed or are under construction, as shown in the following table. Incurred costs are reflected in "Property, plant, and equipment, net" for projects placed in service or "Construction work in progress" for projects under construction on the consolidated balance sheets.

Project	Ownership Interest	Share of Generation	Share of Estimated Costs(a)	Costs Incurred as of March 31, 2022(a)	Estimated Date of Commercial Operation
Red Barn	10%	9.16MW	$18 million	$0.6 million	December 2022
Badger Hollow II	33%	50 MW	$65 million	$23.8 million(b)(c)	First Half of 2023

(a)
Excluding AFUDC.
(b)
MGE received specific approval to recover 100% AFUDC on Badger Hollow II. After tax, MGE recognized $0.9 million of AFUDC equity through March 31, 2022, on Badger Hollow II, during construction. AFUDC has been excluded from the costs incurred in the table above.
(c)
Includes an allocation of common facilities at Badger Hollow placed in service in November 2021.

In the near term, several items may affect us, including:

2021 Annual Fuel Proceeding: MGE under recovered fuel costs in 2021. As of December 31, 2021, MGE had deferred $3.3 million of 2021 fuel costs. These costs will be subject to the PSCW's annual review of 2021 fuel costs, expected to be completed during 2022. MGE has proposed to include these costs as part of the 2023 electric limited reopener.

2023 Electric Limited Rate Case Reopener: In April 2022, MGE filed with the PSCW a proposed electric limited rate case reopener. The limited rate case reopener proposes a 4.38% increase to electric rates for 2023. See "Other Matters" below for additional information on the 2023 electric limited reopener.

ATC Return on Equity: As discussed in "Other Matters" below, ATC's authorized ROE, which is used in calculating its rates and revenues, is the subject of a challenge before FERC. A decrease in ATC's ROE could result in lower equity earnings and distributions from ATC in the future. We derived approximately 5.1% and 5.0% of our net income during the three months ended March 31, 2022 and 2021, respectively, from our investment in ATC.

Environmental Initiatives: There are proposed legislative rules and initiatives involving matters related to air emissions, water effluent, hazardous materials, and greenhouse gases, all of which affect generation plant capital expenditures and operating costs as well as future operational planning. Legislation and rulemaking addressing climate change and related matters could significantly affect the costs of owning and operating fossil-fueled generating plants. We would expect to seek and receive recovery of any such costs in rates. However, it is difficult to estimate the amount of such costs due to the uncertainty as to the timing and form of any legislation or rules, and the scope and time of the recovery of costs in rates, which may occur after those costs have been incurred and paid.

Future Generation – 80% carbon reduction target by 2030: MGE has outlined initiatives to achieve our new target.

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

•
Growing renewable generation. In addition to current projects under construction, MGE is seeking to acquire a joint interest in several renewable generation projects as described below.

Project	Source	Ownership Interest	Share of Generation/ Battery Storage	Share of Estimated Costs(c)(d)	Estimated Date of Commercial Operation
Paris(a)	Solar/Battery	10%	20MW/11MW	$43 million	2023
Darien(b)	Solar/Battery	10%	25MW/7.5MW	$45 million	2023
Koshkonong(b)	Solar/Battery	10%	30MW/16.5MW	$65 million	2024(e)

(a)
Approved by the PSCW.
(b)
Pending approval by the PSCW. There is no certainty that this project will be approved by the PSCW.
(c)
Excluding AFUDC

(d)
Requested, in the case of projects pending PSCW approval, or received, in the case of Paris, approval to recover 100% AFUDC.
(e)
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

Solar Procurement Disruptions – In June 2021, the U.S. Customs and Border Protection (CBP) issued a Withhold Release Order (WRO) against silica-based products made by Hoshine Silicon Industry Co. Ltd., a company located in China's Xinjiang Uyghur Autonomous Region. As a result of this WRO, CBP is holding many solar panels imported into the United States until importers can prove that the panels do not contain materials originating from this region. Additionally, in March 2022, the U.S. Department of Commerce announced a solar tariff investigation on solar panels from four Southeast Asian countries. This investigation could result in additional tariffs on solar panels. MGE is currently assessing the potential impact of these disruptions on current and future solar projects which may result in an increase in costs or delays in construction timelines. Any delays or increase in costs will be filed with the PSCW.

COVID-19 Update – MGE Energy continues to provide safe and reliable service to our customers despite the challenges presented by the Coronavirus Disease 2019 (COVID-19) pandemic. We have operated continuously throughout the pandemic and suffered no material disruptions in service or employment. We continue to monitor potential disruptions or constraints in materials and supplies from key suppliers and as well as macroeconomic trends, such as inflation. We could experience increased costs and delays in our ability to perform certain maintenance and capital project activities. We cannot estimate with any degree of certainty the actual impact of COVID-19 and associated governmental regulations may have on future results of operations, financial position, and liquidity. See Item 1A. "Risk Factors" "Pandemic virus or diseases, including COVID-19, could have a material adverse effect on our business, financial condition and liquidity" in our 2021 Annual Report on Form 10-K for a description of risk.

The following discussion is based on the business segments as discussed in Footnote 14 of the Notes to Consolidated Financial Statements in this Report.

Results of Operations

Results of operations include financial information prepared in accordance with GAAP and electric and gas margins, both which are non-GAAP measures. Electric margin (electric revenues less fuel for electric generation and purchased power costs) and gas margin (gas revenues less cost of gas sold) are non-GAAP measures because they exclude items used in the calculation of the most comparable GAAP measure, operating income. These exclusions consist of nonregulated operating revenues, other operations and maintenance expense, depreciation and amortization expense, and other general taxes expense. Thus, electric and gas margin are not measures determined in accordance with GAAP.

Management believes that electric and gas margins provide a meaningful basis for evaluating and managing utility operations since fuel for electric generation, purchased power costs, and cost of gas sold are passed through without mark-up to customers in current rates. As a result, management uses electric and gas margins internally when assessing the operating performance of our segments. The presentation of utility electric and gas margins herein is intended to provide supplemental information for investors regarding operating performance. These electric and gas margins may not be comparable to how other entities calculate utility electric and gas margin or similar measures. Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of operating performance.

Three Months Ended March 31, 2022 and 2021

The following table provides a calculation of electric and gas margins (both non-GAAP measures), along with a reconciliation to the most comparable GAAP measure, operating income:

	Three Months Ended March 31,
(In millions)	2022	2021	$ Change
Electric revenues	$110.1	$100.6	$9.5
Fuel for electric generation	(13.5)	(13.2)	(0.3)
Purchased power	(12.5)	(9.4)	(3.1)
Total Electric Margins (non-GAAP)	84.1	78.0	6.1

Gas revenues	98.8	67.3	31.5
Cost of gas sold	(64.8)	(37.4)	(27.4)
Total Gas Margins (non-GAAP)	34.0	29.9	4.1

Other operating revenues	—	0.1	(0.1)
Other operations and maintenance	(50.0)	(45.7)	(4.3)
Depreciation and amortization	(21.0)	(18.4)	(2.6)
Other general taxes	(5.2)	(4.8)	(0.4)
Operating Income	$41.9	$39.1	$2.8

Operating income during the three months ended March 31, 2022, compared to the same period in the prior year, primarily reflects the effects of the following factors:

•
Electric revenues and fuel costs
o
A $9.5 million increase in electric revenues primarily driven by higher electric retail rates to recover higher fuel and purchased power costs and other items described in the "Other Matters" section below.
o
A $0.3 million increase in fuel for electric generation reflecting higher market costs offset by lower internal generation.
o
A $3.1 million increase in purchased power driven by higher market purchases as a result of lower internal generation.
•
Gas revenues and cost of gas sold
o
A $31.5 million increase in gas revenue driven by higher cost of gas, which is recovered on a pass-through basis in revenues and increase in retail gas deliveries related to favorable weather conditions in the current year.
o
A $27.4 million increase in cost of gas sold driven by higher cost per therm of gas. Average cost per therm increased approximately 56%. An increase in volume of approximately 11% also contributed to the increase in cost.
•
A $4.3 million increase in other operations and maintenance. See "Consolidated operations and maintenance expenses" section below for a description of the factors contributing to the decrease.
•
A $2.6 million increase in depreciation and amortization expense. See "Consolidated depreciation expense" section below for a description of the factors contributing to the increase.

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the periods indicated:

	Revenues			Sales (kWh)
	Three Months Ended March 31,			Three Months Ended March 31,
(In thousands)	2022	2021	% Change	2022	2021	% Change
Residential	$40,474	$36,694	10.3%	221,884	219,770	1.0%
Commercial	54,449	47,883	13.7%	426,529	414,337	2.9%
Industrial	3,147	3,001	4.9%	39,261	39,005	0.7%
Other-retail/municipal	8,829	8,170	8.1%	80,610	76,356	5.6%
Total retail	106,899	95,748	11.6%	768,284	749,468	2.5%
Sales to the market	2,882	4,639	(37.9)%	51,152	95,872	(46.6)%
Other	308	222	38.7%	—	—	—%
Total	$110,089	$100,609	9.4%	819,436	845,340	(3.1)%

Electric margin, a non-GAAP measure, increased $6.1 million during the three months ended March 31, 2022, compared to the same period in 2021, due to the following:

(In millions)
Rate changes	$11.3
Customer fixed and demand charges	0.6
Increase in commercial, industrial and other-retail/municipal volume	0.6
Increase in residential volume	0.2
Other	0.2
Increased fuel costs	(4.8)
Revenue subject to refund, net	(2.0)
Total	$6.1

•
Rate changes. In December 2021, the PSCW authorized MGE to increase 2022 rates for retail electric customers by approximately 8.81%. Rates charged to retail customers during the three months ended March 31, 2022, were $11.3 million higher than those charged during the same period in the prior year.

•
Fuel costs. Fuel costs increased during the three months ended March 31, 2022, primarily as a result of higher costs to generate electricity in the market and higher customer demand.

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

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class for each of the periods indicated:

	Revenues			Therms Delivered
(In thousands, except HDD and average	Three Months Ended March 31,			Three Months Ended March 31,
rate per therm of retail customer)	2022	2021	% Change	2022	2021	% Change
Residential	$56,683	$39,758	42.6%	55,661	50,305	10.6%
Commercial/Industrial	40,251	25,507	57.8%	47,892	42,254	13.3%
Total retail	96,934	65,265	48.5%	103,553	92,559	11.9%
Gas transportation	1,876	2,002	(6.3)%	26,067	23,308	11.8%
Other	1	3	(66.7)%	—	—	—%
Total	$98,811	$67,270	46.9%	129,620	115,867	11.9%

Heating degree days (normal 3,529)				3,718	3,593	3.5%

Average rate per therm of retail customer	$0.936	$0.705	32.8%

Gas margin, a non-GAAP measure, increased $4.1 million during the three months ended March 31, 2022, compared to the same period in 2021, due to the following:

(In millions)
Increase in volume	$1.9
Rate changes	1.7
Other	0.5
Total	$4.1

•
Volume. For 2022, retail gas deliveries increased 11.9% compared to the same period in the prior year primarily related to favorable weather conditions in the current year.

•
Rate changes. In December 2021, the PSCW authorized MGE to increase 2022 rates for retail gas customers by approximately 2.15%.

MGE recovers the cost of natural gas in its gas segment through the purchased gas adjustment clause (PGA). Under the PGA, MGE is able to pass through to its gas customers the cost of gas. Changes in PGA recoveries affect revenues but do not change net income. Payments for natural gas increased driving higher rates during the three months ended March 31, 2022.

Consolidated operations and maintenance expenses

During the three months ended March 31, 2022, operations and maintenance expenses increased $4.3 million, compared to the same period in the prior year. The following contributed to the net change:

(In millions)
Increased administrative and general costs	$2.3
Increased electric production expenses	1.1
Increased customer accounts costs	1.0
Increased other expenses	0.1
Decreased electric distribution expenses	(0.2)
Total	$4.3

•
Increase in administration and general costs are primarily related to increase in pension and OPEB service costs.

•
Increased electric production expenses are primarily related to increased maintenance costs for Saratoga, Two Creeks, and Badger Hollow I.

•
Increased customer accounts costs are related to increased costs associated with the new customer information system, which went live in September 2021.

Consolidated depreciation expense

Electric depreciation expense increased $2.0 million and gas depreciation expense increased $0.7 million during the three months ended March 31, 2022, compared to the same period in the prior year. MGE placed in service Badger Hollow I in November 2021. The timing of the in-service date contributed to the increase in electric depreciation expense. The new customer information system went live in September 2021 increasing depreciation costs for both electric and gas in 2022.

Electric and gas other income

Electric and gas other income increased $2.3 million and $1.3 million, respectively, during the three months ended March 31, 2022, compared to the same period in the prior year, primarily related to the collection in 2021 of the deferred pension and other postretirement other than service costs from 2019.

Nonregulated Energy Operations - MGE Energy and MGE

The nonregulated energy operations are conducted through MGE Energy's subsidiaries: MGE Power Elm Road (the Elm Road Units) and MGE Power West Campus (WCCF), which have been formed to own and lease electric generating capacity to assist MGE. During the three months ended March 31, 2022 and 2021, net income at the nonregulated energy operations segment was $5.4 million and $5.2 million, respectively.

Transmission Investment Operations - MGE Energy

The transmission investment segment holds our interest in ATC and ATC Holdco, and its income reflects our equity in the earnings of those investments. ATC Holdco was formed in December 2016 to pursue transmission development opportunities that typically have long development and investment lead times before becoming operational. ATC Holdco's transmission development activities have been suspended for the near term. During the three months ended March 31, 2022 and 2021, other income at the transmission investment segment primarily reflects ATC's operations and was $2.5 million and $2.4 million, respectively. See Footnote 3 of the Notes to Consolidated Financial Statements in this Report and "Other Matters" below for additional information concerning ATC and summarized financial information regarding ATC.

Consolidated Income Taxes - MGE Energy and MGE

In 2022, the effective electric tax rate increased as a result of the return of electric excess deferred taxes related to the 2017 Tax Act not governed by IRS normalization rules in 2021. These costs were recorded as a regulatory liability in the year of remeasurement. See Footnote 4 of the Notes to Consolidated Financial Statements in this Report for the effective tax rate reconciliation.

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

	Three Months Ended
	March 31,
(In millions)	2022	2021
MGE Power Elm Road	$3.0	$3.7
MGE Power West Campus	1.8	1.8

Contractual Obligations and Commercial Commitments - MGE Energy and MGE

There were no material changes, other than from the normal course of business, to MGE Energy's and MGE's contractual obligations (representing cash obligations that are considered to be firm commitments) and commercial commitments (representing commitments triggered by future events) during the three months ended March 31, 2022, except as noted below. Further discussion of the contractual obligations and commercial commitments is included in Footnote 16 of the Notes to Consolidated Financial Statements and "Contractual Obligations and Commercial Commitments for MGE Energy and MGE" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2021 Annual Report on Form 10-K.

Purchase Contracts – MGE Energy and MGE

See item c. within Footnote 8 of Notes to Consolidated Financial Statements in this Report for a description of commitments as of March 31, 2022, that MGE Energy and MGE have entered with respect to various commodity supply and transportation contracts to meet their obligations to deliver electricity and natural gas to customers.

Liquidity and Capital Resources

Subject to the duration and severity of the COVID-19 pandemic, MGE Energy and MGE expect to have adequate liquidity to support future operations and capital expenditures over the next twelve months. Available resources include cash and cash equivalents, operating cash flows, liquid assets, borrowing working capacity under revolving credit facilities, and access to equity and debt capital markets. MGE Energy expects to generate funds from both long-term debt financing, short-term debt financing, and if needed, could issue new shares through our Direct Stock Purchase and Dividend Reinvestment Plan. See "Credit Facilities" under Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources in the 2021 Annual Report on Form 10-K for information regarding MGE Energy's and MGE's credit facilities.

Cash Flows

The following summarizes cash flows for MGE Energy and MGE during the three months ended March 31, 2022 and 2021:

	MGE Energy		MGE
(In thousands)	2022	2021	2022	2021
Cash provided by (used for):
Operating activities	$62,099	$43,883	$62,681	$41,981
Investing activities	(32,169)	(35,835)	(30,942)	(35,208)
Financing activities	(21,216)	(13,585)	(21,203)	(5,205)

Cash Provided by Operating Activities

MGE Energy

MGE Energy's consolidated net cash provided by operating activities is derived mainly from the electric and gas operations of its principal subsidiary, MGE.

Cash provided by operating activities during the three months ended March 31, 2022, was $62.1 million, an increase of $18.2 million when compared to the same period in the prior year.

MGE Energy's net income decreased $0.5 million during the three months ended March 31, 2022, when compared to the same period in the prior year.

MGE Energy's federal and state taxes paid increased $1.0 million during the three months ended March 31, 2022, when compared to the prior year.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $0.2 million in cash provided by operating activities during the three months ended March 31, 2022. Actual purchased gas costs were $5.9 million lower than the amount collected in rates. MGE Energy paid a $2.5 million contribution to the MGE Foundation in 2022. In addition, working capital accounts were impacted by decreased inventories and decreased unbilled revenues, partially offset by increased accounts receivable and decreased accounts payable.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $11.4 million in cash used for operating activities during the three months ended March 31, 2021. Actual purchased gas costs were $13.0 million higher than the amount collected in rates primarily due to the extreme cold weather experienced in the U.S. in February 2021. These costs were deferred as a regulatory asset and will be recovered in a future period. In addition, working capital accounts were impacted by increased accounts receivable and decreased other current liabilities, partially offset by decreased gas inventories and decreased unbilled revenues.

Hosted software asset expenditures during the three months ended March 31, 2022, were $0.1 million. This amount represents a decrease of $1.2 million of cash used when compared to the prior year.

MGE

Cash provided by operating activities during the three months ended March 31, 2022, was $62.7 million, an increase of $20.7 million when compared to the same period in the prior year.

Net income decreased $1.7 million during the three months ended March 31, 2022, when compared to the same period in the prior year.

MGE's federal and state taxes paid increased $1.0 million during the three months ended March 31, 2022, when compared to the prior year.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $2.8 million in cash provided by operating activities during the three months ended March 31, 2022. Actual purchased gas costs were $5.9 million lower than the amount collected in rates. In addition, working capital accounts were impacted by decreased inventories and decreased unbilled revenues, partially offset by increased accounts receivable and decreased accounts payable.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $11.3 million in cash used for operating activities during the three months ended March 31, 2021. Actual purchased gas costs were $13.0 million higher than the amount collected in rates primarily due to the extreme cold weather experienced in the U.S. in February 2021. These costs were deferred as a regulatory asset and will be recovered in a future period. In addition, working capital accounts were impacted by increased accounts receivable and decreased other current liabilities, partially offset by decreased gas inventories and decreased unbilled revenues.

Hosted software asset expenditures during the three months ended March 31, 2022, were $0.1 million. This amount represents a decrease of $1.2 million of cash used when compared to the prior year.

Capital Requirements and Investing Activities

MGE Energy

MGE Energy's cash used for investing activities decreased $3.7 million during the three months ended March 31, 2022, when compared to the same period in the prior year.

Capital expenditures during the three months ended March 31, 2022, were $30.8 million. This amount represents a decrease of $4.0 million from the expenditures made in the same period in the prior year. This decrease primarily reflects the reduction of utility expenditures.

MGE

MGE's cash used for investing activities decreased $4.3 million during the three months ended March 31, 2022, when compared to the same period in the prior year.

Capital expenditures during the three months ended March 31, 2022, were $30.8 million. This amount represents a decrease of $4.0 million from the expenditures made in the same period in the prior year. This decrease primarily reflects the reduction of utility expenditures.

MGE Energy's and MGE's Capital Requirements

MGE Energy's and MGE's liquidity are primarily affected by their capital expenditure requirements. During the three months ended March 31, 2022, capital expenditures for MGE Energy and MGE totaled $30.8 million, which included $30.2 million of utility capital expenditures.

MGE does not currently expect any material changes resulting from the COVID-19 pandemic and associated governmental regulations to its construction plans as presented in the 2022 through 2025 capital expenditure forecast included under Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources in the 2021 Annual Report on Form 10-K.

Cash Used for Financing Activities

MGE Energy

Cash used for MGE Energy's financing activities was $21.2 million during the three months ended March 31, 2022, compared to $13.6 million for the same period in the prior year.

During the three months ended March 31, 2022, dividends paid were $14.0 million compared to $13.4 million in the prior year. The increase reflected a higher dividend rate per share ($0.388 vs. $0.370).

During the three months ended March 31, 2022, net short-term debt repayments were $5.5 million, compared to $1.5 million of net short-term debt borrowings in the prior year.

MGE

During the three months ended March 31, 2022, cash used for MGE's financing activities was $21.2 million, compared to $5.2 million for the same period in the prior year.

Cash dividends to parent (MGE Energy) were $5.0 million during the three months ended March 31, 2022. There were no cash dividends to parent in the prior year.

Distributions to parent from noncontrolling interest, which represent distributions from MGE Power Elm Road and MGE Power West Campus to MGE Energy, were $9.0 million during the three months ended March 31, 2022, compared to $5.0 million in the prior year.

During the three months ended March 31, 2022, net short-term debt repayments were $5.5 million, compared to $1.5 million of net short-term debt borrowings in the prior year.

Capitalization Ratios

MGE Energy's capitalization ratios were as follows:

	MGE Energy
	March 31, 2022	December 31, 2021
Common shareholders' equity	62.9%	62.2%
Long-term debt(a)	37.1%	37.5%
Short-term debt	—%	0.3%

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

Environmental Matters

The following discussion is limited to updates or developments in environmental matters that occurred during the three months ended March 31, 2022. Further discussion of environmental matters is included in the 2021 Annual Report on Form 10-K and Footnote 8.a. of Notes to Consolidated Financial Statements in this Report.

Rules regulating nitrogen oxide (NOx) and sulfur dioxide (SO2) emissions, including the Cross State Air Pollution Rule (CSAPR) and Clean Air Visibility Rule

The EPA's CSAPR and its progeny are a suite of interstate air pollution transport rules designed to reduce ozone and fine particulate (PM2.5) air levels in areas that the EPA has determined as being significantly impacted by pollution from upwind states. This is accomplished in the CSAPR through a reduction in SO2 and NOx from qualifying fossil-fuel fired power plants in upwind "contributing" states. NOx and SO2 contribute to fine particulate pollution and NOx contributes to ozone formation in downwind areas. Reductions are achieved through a cap-and-trade system. Individual plants can meet their caps through emission reductions and/or buying allowances on the market.

In April 2022, the EPA published a proposed federal implementation plan (FIP) to address state obligations under the Clean Air Act "good neighbor" provisions for the 2015 Ozone NAAQS. This proposed rule impacts 26 states, including Wisconsin, and is designed to both revise the current NOx CSAPR ozone season cap-and-trade obligations for fossil-fuel generated power plants and add NOx limitations for certain industries in specified states. For Wisconsin, the proposed rule includes revisions to the current obligations for fossil-fuel power generation as well as the new limitations for certain industries.

If finalized, the proposed rule would be effective beginning with the 2023 ozone season and start with emissions budgets that can be achieved with what the EPA has defined as immediately available measures, including consistently operating emissions controls already installed at power plants. In 2026, additional obligations would go into effect, including potential daily emissions limits and technology upgrades to coal-fired power plants without existing emission controls. Wisconsin would need to submit a State Implementation Plan (SIP) to meet its obligations or accept the EPA's proposed FIP.

MGE is currently evaluating the proposed rule to determine potential impacts to our business. MGE expects the rule, if finalized as written, to impact our fossil-fueled generation assets. However, MGE will not know the impacts of this rule with any certainty until the rule is finalized. We will continue to monitor rule developments.

MGE has met its current CSAPR obligations through a combination of reduced emissions through pollution control (e.g., SCR installation at Columbia), and owned, received, and purchased allowances. MGE expects to meet ongoing CSAPR obligations for the foreseeable future.

Other Matters

Rate Matters

In December 2021, the PSCW approved a settlement agreement for MGE's 2022 rate case. The settlement agreement provides for an 8.81% increase to electric rates and a 2.15% increase to gas rates for 2022. The electric and gas rate increases are driven by an increase in rate base including our investments in Badger Hollow I and a new customer information system. Also driving the electric increase are higher fuel and purchased power costs as well as the completion in 2021 of the one-time return of the electric excess deferred tax credit related to the 2017

Tax Act not restricted by IRS normalization rules. Included in the electric residential rate is a reduction in the customer charge. As part of the settlement agreement for 2023, the PSCW approved a 0.96% increase in gas rates and to address a potential electric rate change through a limited rate case reopener.

In April 2022, MGE filed a limited reopener with a proposed a 4.38% increase to electric rates for 2023. The electric rate increase is driven by generation assets including our investments in Badger Hollow II (solar), Paris (solar and battery), Red Barn (wind), and West Riverside (natural gas). In addition, the reopener request includes a reduction in fuel costs, which MGE has partially offset with the recovery of deferred 2021 fuel costs. The reopener also revises the depreciation schedule for Columbia Unit 2 and shared equipment to 2029 to align with the depreciation schedule for Columbia Unit 1. PSCW approval of the limited reopener is pending. A final order is expected before the end of the year.

Details related to MGE's 2022/2023 approved settlement agreement and pending electric limited reopener:

(Dollars in thousands)	Authorized Average Rate Base(a)	Authorized Average CWIP(b)	Authorized Return on Common Equity(c)	Common Equity Component of Regulatory Capital Structure	Effective Date
Electric (2022 Test Period)	$1,044,362	$19,976	9.8%	55.63%	1/1/2022
Gas (2022 Test Period)	$299,319	$11,410	9.8%	55.63%	1/1/2022
Electric (2023 Test Period)(d)	$1,159,155	$19,976	9.8%	55.63%	1/1/2023
Gas (2023 Test Period)	$312,270	$8,228	9.8%	55.63%	1/1/2023

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
(d)
Pending approval by the PSCW.

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

We derived approximately 5.1% and 5.0% of our net income during the three months ended March 31, 2022 and 2021, respectively, from our investment in ATC.

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

MGE has financial gas and electric commodity contracts to hedge commodity price risk in the gas and electric utility segments. These contracts are primarily comprised of exchange-traded option and future contracts. MGE also holds financial transmission rights (FTRs), which are used to hedge the risk of increased transmission congestion charges. As of March 31, 2022, the fair value of exchange traded derivatives and FTRs exceeded their cost basis by $9.8 million. Under the PGA clause and electric fuel rules, MGE may include the costs and benefits of the aforementioned fuel price risk management tools in the costs of fuel (natural gas or power). Because these costs or benefits are recoverable, the related unrealized loss or gain has been deferred on the consolidated balance sheets as a regulatory asset or liability, respectively.

MGE has also entered into a purchased power agreement that provides MGE with firm capacity and energy that began on June 1, 2012, and ends on May 31, 2022 (the "base term"). The agreement is considered a derivative contract and is recognized at its fair value on the consolidated balance sheets. However, the derivative qualifies for regulatory deferral and is recognized with a corresponding regulatory asset or liability depending on whether the fair value is in a loss or gain position. The fair value of the contract as of March 31, 2022, reflected a loss position of $0.1 million.

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

Equity Price Risk - Pension-Related Assets

MGE currently funds its liabilities related to employee benefits through trust funds. These funds, which include investments in debt and equity securities, are managed by various third-party investment managers. Changes in the market value of these investments can have an impact on the future expenses related to these liabilities. The value of employee benefit plan assets has declined by approximately 7% during the three months ended March 31, 2022.

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

Additionally, if a counterparty were to default and MGE were to liquidate all contracts with that entity, MGE's credit loss could include: the loss in value of mark-to-market contracts, the amount owed for settled transactions, and additional payments to settle unrealized losses. As of March 31, 2022, no counterparties had defaulted.

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

Item 4. Controls and Procedures.

During the first quarter of 2022, each registrant's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to that registrant, including its subsidiaries, is accumulated and made known to that registrant's management, including these officers, by other employees of that registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. The evaluations take into account changes in the internal and external operating environments that may impact those controls and procedures. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, MGE Energy does not control or manage certain of its unconsolidated entities and thus, its access and ability to apply its procedures to those entities is more limited than is the case for its consolidated subsidiaries.

As of March 31, 2022, each registrant's principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective. Each registrant intends to strive continually to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

During the quarter ended March 31, 2022, there were no changes in either registrant's internal controls over financial reporting that materially affected, or are reasonably likely to affect materially, that registrant's internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

MGE Energy and MGE

MGE Energy and its subsidiaries, including MGE, from time to time are involved in various legal proceedings that are handled and defended in the ordinary course of business. See Footnote 8.a. and 8.b. of Notes to Consolidated Financial Statements in this Report for more information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Maximum number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs(a)
January 1-31, 2022	7,264	$79.44	—	—
February 1-28, 2022	7,020	74.05	—	—
March 1-31, 2022	39,234	76.76	—	—
Total	53,518	$76.77	—	—

(a)
Under the MGE Energy, Inc. Direct Stock Purchase and Dividend Reinvestment Plan (Stock Plan), common stock shares deliverable to plan participants may be either newly issued shares or shares purchased on the open market, as determined from time to time by MGE Energy. During 2022, MGE Energy's transfer agent used open market purchases to provide shares to meet obligations to participants in the Stock Plan. The shares are purchased on the open market through the transfer agent's securities broker-dealer and then are reissued under the Stock Plan as needed to meet share delivery requirements. The volume and timing of share repurchases in the open market depends upon the level of dividend reinvestment and optional share purchases being made from time to time by plan participants. As a result, there is no specified maximum number of shares to be repurchased and no specified termination date for the repurchases. All shares issued through the Stock Plan, whether newly issued or open market purchases, are sold pursuant to a registration statement that was filed with the SEC and is currently effective.

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

MGE ENERGY, INC.

Date: May 5, 2022	/s/ Jeffrey M. Keebler
Jeffrey M. Keebler Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: May 5, 2022	/s/ Jared J. Bushek
Jared J. Bushek Vice President - Finance, Chief Information Officer and Treasurer (Chief Financial Officer)

Date: May 5, 2022	/s/ Tamara J. Johnson
Tamara J. Johnson Vice President - Accounting and Controller (Chief Accounting Officer)

Signatures – Madison Gas and Electric Company

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MADISON GAS AND ELECTRIC

Date: May 5, 2022	/s/ Jeffrey M. Keebler
Jeffrey M. Keebler Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: May 5, 2022	/s/ Jared J. Bushek
Jared J. Bushek Vice President - Finance, Chief Information Officer and Treasurer (Chief Financial Officer)

Date: May 5, 2022	/s/ Tamara J. Johnson
Tamara J. Johnson Vice President - Accounting and Controller (Chief Accounting Officer)