Form 10-Q
period 2022-06-30
MGE ENERGY INC; MADISON GAS & ELECTRIC CO
filed 2022-08-04
CIK 1161728, 61339

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:

June 30, 2022

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

Number of Shares Outstanding of Each Class of Common Stock as of July 31, 2022
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

Definitions, Abbreviations, and Acronyms Used in the Text and Notes of this Report

Abbreviations, acronyms, and definitions used in the text and notes of this report are defined below.

MGE Energy and Subsidiaries:

CWDC	Central Wisconsin Development Corporation
MAGAEL	MAGAEL, LLC
MGE	Madison Gas and Electric Company
MGE Energy	MGE Energy, Inc.
MGE Power	MGE Power, LLC
MGE Power Elm Road	MGE Power Elm Road, LLC
MGE Power West Campus	MGE Power West Campus, LLC
MGE Services	MGE Services, LLC
MGE State Energy Services	MGE State Energy Services, LLC
MGE Transco	MGE Transco Investment, LLC
MGEE Transco	MGEE Transco, LLC
North Mendota	North Mendota Energy & Technology Park, LLC

Other Defined Terms:

2017 Tax Act	Tax Cut and Jobs Act of 2017
2021 Annual Report on Form 10-K	MGE Energy's and MGE's Annual Report on Form 10-K for the year ended December 31, 2021
2021 Plan	MGE Energy's 2021 Long-Term Incentive Plan
AFUDC	Allowance for Funds Used During Construction
ATC	American Transmission Company LLC
ATC Holdco	ATC Holdco, LLC
Badger Hollow I	Badger Hollow I Solar Farm
Badger Hollow II	Badger Hollow II Solar Farm
Blount	Blount Station
BTA	Best technology available
CA	Certificate of Authority
CBP	U.S. Customs and Border Protection
CCR	Coal Combustion Residual
Columbia	Columbia Energy Center
cooling degree days (CDD)	Measure of the extent to which the average daily temperature is above 65 degrees Fahrenheit, which is considered an indicator of possible increased demand for energy to provide cooling
COVID-19	Coronavirus Disease 2019
CSAPR	Cross-State Air Pollution Rule
Dth	Dekatherms, a quantity measure for natural gas
EGU	Electric generating unit
ELG	Effluent Limitations Guidelines
electric margin	Electric revenues less fuel for electric generation and purchased power costs, a non-GAAP measure
Elm Road Units	Elm Road Generating Station
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
FIP	Federal Implementation Plan
FTR	Financial Transmission Rights
GAAP	Generally Accepted Accounting Principles
gas margin	Gas revenues less cost of gas sold, a non-GAAP measure
GHG	Greenhouse gas
heating degree days (HDD)	Measure of the extent to which the average daily temperature is below 65 degrees Fahrenheit, which is considered an indicator of possible increased demand for energy to provide heating
IRS	Internal Revenue Service
kWh	Kilowatt-hour, a measure of electric energy produced
MISO	Midcontinent Independent System Operator (a regional transmission organization)
MW	Megawatt, a measure of electric energy generating capacity
MWh	Megawatt-hour, a measure of electric energy produced
NAAQS	National Ambient Air Quality Standards
NOx	Nitrogen oxide

PGA	Purchased Gas Adjustment clause, a regulatory mechanism used to reconcile natural gas costs recovered in rates to actual costs
PPA	Purchased Power Agreement
PSCW	Public Service Commission of Wisconsin
ROE	Return on equity
Saratoga	Saratoga Wind Farm
SCR	Selective Catalytic Reduction
SEC	Securities and Exchange Commission
SIP	State Implementation Plan
SO2	Sulfur dioxide
Stock Plan	Direct Stock Purchase and Dividend Reinvestment Plan of MGE Energy
Two Creeks	Two Creeks Solar Farm
USDOC	U.S. Department of Commerce
WCCF	West Campus Cogeneration Facility
WDNR	Wisconsin Department of Natural Resources
WEPCO	Wisconsin Electric Power Company, a subsidiary of WEC Energy Group, Inc.
West Riverside	West Riverside Energy Center in Beloit, Wisconsin
working capital	Current assets less current liabilities
WPL	Wisconsin Power and Light Company, a subsidiary of Alliant Energy Corporation
WRO	Withhold Release Order
XBRL	eXtensible Business Reporting Language

Item 1. Financial Statements.

MGE Energy, Inc.

Consolidated Statements of Income (unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating Revenues:
Electric revenues	$112,164	$102,076	$222,291	$202,721
Gas revenues	40,184	28,654	138,995	95,924
Total Operating Revenues	152,348	130,730	361,286	298,645

Operating Expenses:
Fuel for electric generation	13,880	10,913	27,365	24,084
Purchased power	13,621	10,913	26,164	20,268
Cost of gas sold	21,313	11,504	86,115	48,948
Other operations and maintenance	51,526	50,387	101,520	96,069
Depreciation and amortization	21,287	18,595	42,333	36,977
Other general taxes	5,263	5,025	10,468	9,852
Total Operating Expenses	126,890	107,337	293,965	236,198
Operating Income	25,458	23,393	67,321	62,447

Other income, net	7,696	6,110	14,668	8,188
Interest expense, net	(6,463)	(5,771)	(13,034)	(11,511)
Income before income taxes	26,691	23,732	68,955	59,124
Income tax provision	(4,930)	(881)	(12,774)	(1,340)
Net Income	$21,761	$22,851	$56,181	$57,784

Earnings Per Share of Common Stock
Basic	$0.60	$0.63	$1.55	$1.60
Diluted	$0.60	$0.63	$1.55	$1.60

Dividends per share of common stock	$0.388	$0.370	$0.775	$0.740

Weighted Average Shares Outstanding
Basic	36,163	36,163	36,163	36,163
Diluted	36,174	36,168	36,173	36,170

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2022	2021
Operating Activities:
Net income	$56,181	$57,784
Items not affecting cash:
Depreciation and amortization	42,333	36,977
Deferred income taxes	11,990	114
Provision for doubtful receivables	882	775
Employee benefit plan cost (credit)	(4,146)	319
Equity earnings in investments	(5,127)	(4,908)
Other items	(865)	3,994
Changes in working capital items:
Decrease (increase) in current assets	4,800	(4,999)
Increase (decrease) in current liabilities	6,449	(15,495)
Dividends from investments	3,959	3,900
Cash contributions to pension and other postretirement plans	(3,351)	(3,087)
Other noncurrent items, net	(1,829)	3,159
Cash Provided by Operating Activities	111,276	78,533

Investing Activities:
Capital expenditures	(65,959)	(75,667)
Capital contributions to investments	(3,330)	(2,340)
Other	226	(1)
Cash Used for Investing Activities	(69,063)	(78,008)

Financing Activities:
Cash dividends paid on common stock	(28,027)	(26,761)
Repayments of long-term debt	(2,429)	(2,371)
Issuance of long-term debt	—	40,000
Repayments of short-term debt	(5,500)	(21,500)
Other	(612)	(1,338)
Cash Used for Financing Activities	(36,568)	(11,970)

Change in cash, cash equivalents, and restricted cash	5,645	(11,445)
Cash, cash equivalents, and restricted cash at beginning of period	18,835	47,039
Cash, cash equivalents, and restricted cash at end of period	$24,480	$35,594

Supplemental disclosures of cash flow information:
Significant noncash investing activities:
Accrued capital expenditures	$40,434	$12,426

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Balance Sheets (unaudited)

(In thousands)

	June 30,	December 31,
ASSETS	2022	2021
Current Assets:
Cash and cash equivalents	$22,807	$17,438
Accounts receivable, less reserves of $8,280 and $6,940, respectively	41,190	46,205
Other accounts receivable, less reserves of $1,140 and $1,364, respectively	10,033	16,094
Unbilled revenues	27,389	34,812
Materials and supplies, at average cost	31,178	29,863
Fuel for electric generation, at average cost	7,259	6,429
Stored natural gas, at average cost	22,299	15,668
Prepaid taxes	17,820	20,214
Regulatory assets - current	3,095	1,465
Other current assets	11,570	11,183
Total Current Assets	194,640	199,371
Other long-term receivables	824	1,155
Regulatory assets	111,469	107,547
Pension benefit asset	66,988	58,757
Other deferred assets and other	25,108	27,548
Property, Plant, and Equipment:
Property, plant, and equipment, net	1,844,658	1,828,171
Construction work in progress	89,659	50,603
Total Property, Plant, and Equipment	1,934,317	1,878,774
Investments	103,885	98,754
Total Assets	$2,437,231	$2,371,906

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$24,251	$4,889
Short-term debt	—	5,500
Accounts payable	88,833	64,149
Accrued interest and taxes	9,217	10,385
Accrued payroll related items	9,611	12,951
Regulatory liabilities - current	21,406	9,365
Derivative liabilities	—	2,140
Other current liabilities	7,389	8,468
Total Current Liabilities	160,707	117,847
Other Credits:
Deferred income taxes	240,423	231,149
Investment tax credit - deferred	48,304	44,836
Regulatory liabilities	155,067	154,298
Accrued pension and other postretirement benefits	72,388	73,085
Finance lease liabilities	16,941	17,322
Other deferred liabilities and other	94,655	91,690
Total Other Credits	627,778	612,380
Capitalization:
Common shareholders' equity	1,056,057	1,027,468
Long-term debt	592,689	614,211
Total Capitalization	1,648,746	1,641,679
Commitments and contingencies (see Footnote 8)
Total Liabilities and Capitalization	$2,437,231	$2,371,906

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Common Equity (unaudited)

(In thousands, except per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income/(Loss)	Total
Three Months Ended June 30, 2021
Beginning Balance	36,163	$36,163	$394,566	$566,982	$—	$997,711
Net income				22,851		22,851
Common stock dividends declared ($0.370 per share)				(13,381)		(13,381)
Equity-based compensation plans and other			120			120
Ending Balance - June 30, 2021	36,163	$36,163	$394,686	$576,452	$—	$1,007,301

Three Months Ended June 30, 2022
Beginning Balance	36,163	$36,163	$395,181	$616,809	$—	$1,048,153
Net income				21,761		21,761
Common stock dividends declared ($0.388 per share)				(14,014)		(14,014)
Equity-based compensation plans and other			157			157
Ending Balance - June 30, 2022	36,163	$36,163	$395,338	$624,556	$—	$1,056,057

Six Months Ended June 30, 2021
Beginning Balance	36,163	$36,163	$394,408	$545,429	$—	$976,000
Net income				57,784		57,784
Common stock dividends declared ($0.740 per share)				(26,761)		(26,761)
Equity-based compensation plans and other			278			278
Ending Balance - June 30, 2021	36,163	$36,163	$394,686	$576,452	$—	$1,007,301

Six Months Ended June 30, 2022
Beginning Balance	36,163	$36,163	$394,903	$596,402	$—	$1,027,468
Net income				56,181		56,181
Common stock dividends declared ($0.775 per share)				(28,027)		(28,027)
Equity-based compensation plans and other			435			435
Ending Balance - June 30, 2022	36,163	$36,163	$395,338	$624,556	$—	$1,056,057

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Income (unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating Revenues:
Electric revenues	$112,164	$102,076	$222,291	$202,721
Gas revenues	40,184	28,654	138,995	95,924
Total Operating Revenues	152,348	130,730	361,286	298,645

Operating Expenses:
Fuel for electric generation	13,880	10,913	27,365	24,084
Purchased power	13,621	10,913	26,164	20,268
Cost of gas sold	21,313	11,504	86,115	48,948
Other operations and maintenance	51,289	50,125	101,034	95,663
Depreciation and amortization	21,287	18,595	42,333	36,977
Other general taxes	5,263	5,025	10,468	9,852
Total Operating Expenses	126,653	107,075	293,479	235,792
Operating Income	25,695	23,655	67,807	62,853

Other income, net	4,519	3,173	8,037	3,069
Interest expense, net	(6,470)	(5,781)	(13,047)	(11,534)
Income before income taxes	23,744	21,047	62,797	54,388
Income tax (provision) benefit	(4,117)	(293)	(11,117)	140
Net Income	$19,627	$20,754	$51,680	$54,528
Less: Net Income Attributable to Noncontrolling Interest, net of tax	(5,588)	(5,627)	(10,344)	(11,128)
Net Income Attributable to MGE	$14,039	$15,127	$41,336	$43,400

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2022	2021
Operating Activities:
Net income	$51,680	$54,528
Items not affecting cash:
Depreciation and amortization	42,333	36,977
Deferred income taxes	11,248	132
Provision for doubtful receivables	882	775
Employee benefit plan cost (credit)	(4,146)	319
Other items	851	4,892
Changes in working capital items:
Decrease (increase) in current assets	3,605	(12,170)
Increase (decrease) in current liabilities	8,680	(13,873)
Cash contributions to pension and other postretirement plans	(3,351)	(3,087)
Other noncurrent items, net	(2,233)	2,653
Cash Provided by Operating Activities	109,549	71,146

Investing Activities:
Capital expenditures	(65,959)	(75,667)
Other	(341)	(955)
Cash Used for Investing Activities	(66,300)	(76,622)

Financing Activities:
Cash dividends paid to parent by MGE	(12,000)	—
Distributions to parent from noncontrolling interest	(13,250)	(7,500)
Repayments of long-term debt	(2,429)	(2,371)
Issuance of long-term debt	—	40,000
Repayments of short-term debt	(5,500)	(21,500)
Other	(612)	(1,338)
Cash (Used for) Provided by Financing Activities	(33,791)	7,291

Change in cash, cash equivalents, and restricted cash	9,458	1,815
Cash, cash equivalents, and restricted cash at beginning of period	7,798	6,404
Cash, cash equivalents, and restricted cash at end of period	$17,256	$8,219

Supplemental disclosures of cash flow information:
Significant noncash investing activities:
Accrued capital expenditures	$40,434	$12,426

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Balance Sheets (unaudited)

(In thousands)

	June 30,	December 31,
ASSETS	2022	2021
Current Assets:
Cash and cash equivalents	$15,583	$6,401
Accounts receivable, less reserves of $8,280 and $6,940, respectively	41,190	46,205
Affiliate receivables	530	558
Other accounts receivable, less reserves of $1,140 and $1,364, respectively	10,031	16,092
Unbilled revenues	27,389	34,812
Materials and supplies, at average cost	31,178	29,863
Fuel for electric generation, at average cost	7,259	6,429
Stored natural gas, at average cost	22,299	15,668
Prepaid taxes	18,233	19,379
Regulatory assets - current	3,095	1,465
Other current assets	11,432	11,071
Total Current Assets	188,219	187,943
Affiliate receivable long-term	1,324	1,589
Regulatory assets	111,469	107,547
Pension benefit asset	66,988	58,757
Other deferred assets and other	25,413	27,907
Property, Plant, and Equipment:
Property, plant, and equipment, net	1,844,686	1,828,199
Construction work in progress	89,659	50,603
Total Property, Plant, and Equipment	1,934,345	1,878,802
Investments	126	230
Total Assets	$2,327,884	$2,262,775

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$24,251	$4,889
Short-term debt	—	5,500
Accounts payable	88,801	64,130
Accrued interest and taxes	9,172	10,649
Accrued payroll related items	9,611	12,951
Regulatory liabilities - current	21,406	9,365
Derivative liabilities	—	2,140
Other current liabilities	7,440	5,968
Total Current Liabilities	160,681	115,592
Other Credits:
Deferred income taxes	207,418	198,885
Investment tax credit - deferred	48,304	44,836
Regulatory liabilities	155,067	154,298
Accrued pension and other postretirement benefits	72,388	73,085
Finance lease liabilities	16,941	17,322
Other deferred liabilities and other	95,572	92,152
Total Other Credits	595,690	580,578
Capitalization:
Common shareholder's equity	833,143	803,807
Noncontrolling interest	145,681	148,587
Total Equity	978,824	952,394
Long-term debt	592,689	614,211
Total Capitalization	1,571,513	1,566,605
Commitments and contingencies (see Footnote 8)
Total Liabilities and Capitalization	$2,327,884	$2,262,775

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Equity (unaudited)

(In thousands)

					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling
	Shares	Value	Capital	Earnings	Income/(Loss)	Interest	Total
Three Months Ended June 30, 2021
Beginning balance	17,348	$17,348	$252,917	$488,424	$—	$141,697	$900,386
Net income				15,127		5,627	20,754
Distributions to parent from noncontrolling interest						(2,500)	(2,500)
Ending Balance - June 30, 2021	17,348	$17,348	$252,917	$503,551	$—	$144,824	$918,640

Three Months Ended June 30, 2022
Beginning balance	17,348	$17,348	$252,917	$555,839	$—	$144,343	$970,447
Net income				14,039		5,588	19,627
Cash dividends paid to parent by MGE				(7,000)			(7,000)
Distributions to parent from noncontrolling interest						(4,250)	(4,250)
Ending Balance - June 30, 2022	17,348	$17,348	$252,917	$562,878	$—	$145,681	$978,824

Six Months Ended June 30, 2021
Beginning balance	17,348	$17,348	$252,917	$460,151	$—	$141,196	$871,612
Net income				43,400		11,128	54,528
Distributions to parent from noncontrolling interest						(7,500)	(7,500)
Ending Balance - June 30, 2021	17,348	$17,348	$252,917	$503,551	$—	$144,824	$918,640

Six Months Ended June 30, 2022
Beginning balance	17,348	$17,348	$252,917	$533,542	$—	$148,587	$952,394
Net income				41,336		10,344	51,680
Cash dividends paid to parent by MGE				(12,000)			(12,000)
Distributions to parent from noncontrolling interest						(13,250)	(13,250)
Ending Balance - June 30, 2022	17,348	$17,348	$252,917	$562,878	$—	$145,681	$978,824

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc., and Madison Gas and Electric Company

Notes to Consolidated Financial Statements (unaudited)

June 30, 2022

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

The accompanying consolidated financial statements as of June 30, 2022, and during the three and six months ended, are unaudited but include all adjustments that MGE Energy and MGE management consider necessary for a fair statement of their respective financial statements. All adjustments are of a normal, recurring nature except as otherwise disclosed. The year-end consolidated balance sheet information was derived from the audited balance sheet appearing in the 2021 Annual Report on Form 10-K but does not include all disclosures required by accounting principles generally accepted in the United States of America. These notes should be read in conjunction with the financial statements and the notes on pages 61 through 115 of the 2021 Annual Report on Form 10-K.

b.
Cash, Cash Equivalents, and Restricted Cash.

The following table presents the components of total cash, cash equivalents, and restricted cash on the consolidated balance sheets.

	MGE Energy		MGE
	June 30,	December 31,	June 30,	December 31,
(In thousands)	2022	2021	2022	2021
Cash and cash equivalents	$22,807	$17,438	$15,583	$6,401
Restricted cash	848	847	848	847
Receivable - margin account	825	550	825	550
Cash, cash equivalents, and restricted cash	$24,480	$18,835	$17,256	$7,798

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

c.
Property, Plant, and Equipment.

Columbia.

An asset that will be retired in the near future and substantially in advance of its previously expected retirement date is subject to abandonment accounting. In the second quarter of 2021, the operator of Columbia received approval from MISO to retire Columbia Units 1 and 2. The co-owners initially intended to retire Unit 1 by the end of 2023 and Unit 2 by the end of 2024. In June 2022, the target retirement date for both Units was updated to June 2026 after consideration by the owners of supply chain disruptions impacting the completion dates of current and planned renewable generation projects and the impact of those delays upon energy supply availability, reliability and cost. The postponement is not expected to affect MGE's goal to achieve 80% carbon reduction by 2030. Final timing and retirement dates are subject to change depending on operational, regulatory, and other factors. As of June 30, 2022, early retirement of Columbia was probable.

The net book value of our ownership share of this generating unit was $154.3 million as of June 30, 2022. This amount was classified as plant to be retired within "Property, plant, and equipment, net" on the consolidated balance sheets. Assets for Columbia Unit 1 and Unit 2 are currently included in rate base, and MGE continues to depreciate them on a straight-line basis using the composite depreciation rates approved by the PSCW that included retirement dates of 2029 for Unit 1 and 2038 for Unit 2. MGE is currently seeking approval from the PSCW in its 2023 electric limited reopener to revise the depreciation schedule for Columbia Unit 2 to 2029 to align with Unit 1. See Footnote 9 for further details on MGE's rate proceedings.

If it becomes probable that regulators will disallow full recovery or a return on the remaining net book value of a generating unit that is either abandoned or probable of being abandoned, an impairment loss would be required. An impairment loss would be recorded for the difference of the remaining net book value of the generating unit that is greater than the present value of the amount expected to be recovered from ratepayers. No impairment was recorded as of June 30, 2022.

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

MGE Transco and MGEE Transco have accounted for their investments in ATC and ATC Holdco, respectively, under the equity method of accounting. Equity earnings from investments are recorded as "Other income" on the consolidated statements of income of MGE Energy. MGE Transco recorded the following amounts related to its investment in ATC:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2022	2021	2022	2021
Equity earnings from investment in ATC	$2,592	$2,413	$5,070	$4,833
Dividends received from ATC	1,958	1,933	3,959	3,900
Capital contributions to ATC	540	—	1,783	—

ATC Holdco was formed in December 2016. ATC Holdco's transmission development activities have been suspended for the near term.

In July 2022, MGE Transco made a $0.5 million capital contribution to ATC.

ATC's summarized financial data is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2022	2021	2022	2021
Operating revenues	$191,605	$185,900	$382,604	$374,594
Operating expenses	(95,256)	(92,384)	(190,747)	(187,488)
Other income, net	344	663	748	1,041
Interest expense, net	(29,059)	(28,792)	(57,499)	(57,663)
Earnings before members' income taxes	$67,634	$65,387	$135,106	$130,484

MGE receives transmission and other related services from ATC. During the three and six months ended June 30, 2022, MGE recorded $7.8 million and $15.7 million, respectively, for transmission services compared to $8.0 million and $16.0 million for comparable periods in 2021. MGE also provides a variety of operational, maintenance, and project management work for ATC, which is reimbursed by ATC. As of June 30, 2022, and December 31, 2021, MGE had a receivable due from ATC of $3.1 million and $7.0 million, respectively. The receivable is primarily related to transmission interconnection activities at Badger Hollow. MGE will be reimbursed for these costs after the new generation assets are placed into service.

4.
Taxes - MGE Energy and MGE.

Effective Tax Rate.

The consolidated income tax provision differs from the amount computed by applying the statutory federal income tax rate to income before income taxes, as follows:

	MGE Energy		MGE
Three Months Ended June 30,	2022	2021	2022	2021
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	6.2	6.2	6.2	6.2
Amortized investment tax credits	(0.7)	(1.3)	(0.7)	(1.5)
Credit for electricity from wind energy	(5.7)	(6.3)	(6.2)	(6.8)
AFUDC equity, net	(0.4)	(1.5)	(0.4)	(1.7)
Amortization of utility excess deferred tax - tax reform(a)	(1.9)	(14.5)	(2.6)	(15.9)
Other, net, individually insignificant	—	0.1	—	0.1
Effective income tax rate	18.5%	3.7%	17.3%	1.4%

	MGE Energy		MGE
Six Months Ended June 30,	2022	2021	2022	2021
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	6.2	6.2	6.2	6.2
Amortized investment tax credits	(0.7)	(1.5)	(0.8)	(1.6)
Credit for electricity from wind energy	(5.6)	(6.8)	(6.1)	(7.4)
AFUDC equity, net	(0.4)	(0.9)	(0.5)	(1.1)
Amortization of utility excess deferred tax - tax reform(a)	(1.9)	(15.8)	(2.0)	(17.4)
Other, net, individually insignificant	(0.1)	0.1	(0.1)	—
Effective income tax rate	18.5%	2.3%	17.7%	(0.3)%

(a)
Included are impacts of the 2017 Tax Act for the regulated utility for excess deferred taxes recognized using a normalization method of accounting in recognition of IRS rules that restrict the rate at which the excess deferred taxes may be returned to utility customers. For the three months ended June 30, 2022 and 2021, MGE recognized $0.9 million and $0.7 million, respectively. For the six months ended June 30, 2022 and 2021, MGE recognized $1.9 million and $1.3 million, respectively. Included in the 2021 rate settlement was a one-time return to customers of the electric portion of excess deferred taxes related to the 2017 Tax Act not restricted by IRS normalization rules. For the three and six months ended June 30, 2021, MGE recognized $3.3 million and $6.6 million, respectively. Included in the 2022 and 2023 rate settlement was a net collection from customers of the gas portion of deficient deferred taxes related to the 2017 Tax Act not restricted by IRS normalization rules. For the three and six months ended June 30, 2022, MGE recognized $0.4 million and $0.7 million, respectively.

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

The following table presents the components of net periodic benefit costs recognized.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2022	2021	2022	2021
Pension Benefits
Components of net periodic benefit cost:
Service cost	$1,195	$1,442	$2,532	$2,864
Interest cost	2,784	2,288	5,580	4,560
Expected return on assets	(7,844)	(7,368)	(15,695)	(14,743)
Amortization of:
Prior service credit	(5)	(31)	(10)	(62)
Actuarial loss	484	1,743	1,208	3,323
Net periodic benefit (credit) cost	$(3,386)	$(1,926)	$(6,385)	$(4,058)

Postretirement Benefits
Components of net periodic benefit cost:
Service cost	$314	$373	$647	$724
Interest cost	479	390	970	774
Expected return on assets	(839)	(821)	(1,682)	(1,638)
Amortization of:
Transition obligation	—	1	1	1
Prior service credit	(75)	(380)	(149)	(759)
Actuarial loss	24	138	72	247
Net periodic benefit (credit) cost	$(97)	$(299)	$(141)	$(651)

As approved by the PSCW, MGE is allowed to defer differences between actual employee benefit plan costs and costs reflected in current rates. The deferred costs may be recovered or refunded in MGE's next rate filing. During the three and six months ended June 30, 2022, MGE recovered $0.3 million and $0.6 million of pension and other postretirement costs, respectively, compared to approximately $0.2 million and $3.6 million for the comparable periods in 2021. The recovery of these costs reduced the amount previously deferred and has not been reflected in the table above.

During the three and six months ended June 30, 2022, MGE deferred and recorded as a regulatory liability $0.8 million of savings from employee benefit plan costs compared to $2.6 million for the comparable periods in 2021. During the three and six months ended June 30, 2022, MGE refunded in rates $1.1 million and $2.1 million, respectively, of savings from 2021 employee benefit plan costs. The deferred savings has not been reflected in the table above.

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

During the three and six months ended June 30, 2022 and 2021, MGE Energy issued no new shares of common stock under the Stock Plan.

b.
Dilutive Shares Calculation - MGE Energy.

As of June 30, 2022, 9,159 shares were included in the calculation of diluted earnings per share related to nonvested equity awards. See Footnote 7 for additional information on share-based compensation awards.

7.
Share-Based Compensation - MGE Energy and MGE.

During the three and six months ended June 30, 2022, MGE recorded $0.3 million and $0.7 million, respectively, in compensation expense related to share-based compensation awards under the 2006 Performance Unit Plan, the 2020 Performance Unit Plan, the 2013 Director Incentive Plan, and the 2021 Long-Term Incentive Plan (2021 Plan) compared to $0.6 million and $1.3 million for the comparable periods in 2021.

In January 2022, cash payments of $1.8 million were distributed related to awards that were granted in 2019 under the 2013 Director Incentive Plan, and in 2017 under the 2006 Performance Unit Plan.

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

8.
Commitments and Contingencies.

a.
Environmental - MGE Energy and MGE.

In February 2021, MGE and the other co-owners of Columbia announced plans to retire that facility. The co-owners intend to retire Unit 1 and Unit 2 by June 2026. Final timing and retirement dates are subject to change depending on operational, regulatory, and other factors. Effects of environmental compliance requirements discussed below will depend upon the final retirement dates approved and compliance requirement dates.

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

Columbia's river intakes are subject to this rule. Columbia's operator received a permit in 2019 requiring studies of intake structures to be submitted to the WDNR by November 2023 to help determine BTA. BTA improvements may not be required given that the owners are planning to retire both units by June of 2026. MGE will continue to work with Columbia's operator to evaluate all regulatory requirements applicable to the planned retirements.

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

In October 2021, as part of the Biden administration's Unified Agenda, the EPA announced its intention to issue a new rule to reduce greenhouse gas emissions from existing fossil fuel-fired EGUs. In June 2022, the U.S. Supreme Court held that the Clean Air Act does not authorize the EPA to regulate GHG emissions using generation shifting (e.g., shifting from coal to natural gas and/or renewable generation sources). MGE will continue to evaluate greenhouse gas rule developments, including any new EPA actions towards rule development, and any further court decisions on the EPA's authority to regulate greenhouse gases.

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

If finalized, the proposed rule would be effective beginning with the 2023 ozone season and start with emissions budgets that can be achieved with what the EPA has defined as immediately available measures, including consistently operating emissions controls already installed at power plants. In 2026, additional obligations would go into effect, including potential daily emissions limits and technology upgrades to coal-fired power plants without existing emission controls. Wisconsin would need to submit a SIP to meet its obligations or accept the EPA's proposed FIP.

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

•
The EPA's Coal Combustion Residuals (CCR) Rule.

The CCR regulates as a solid waste coal ash from burning coal for the purpose of generating electricity and defines what ash use activities would be considered generally exempt beneficial reuse of coal ash. The CCR rule also regulates landfills, ash ponds, and other surface impoundments used for coal combustion residuals by regulating their design, location, monitoring, and operation. The CCR rule requires owners or operators of coal-fired power plants to stop transporting CCR and non-CCR wastewater to unlined surface impoundments. In addition, regulated entities must initiate impoundment closure as soon as feasible and in no event later than April 2021, unless the EPA grants an extension. Columbia requested an extension to initiate closure by October 2022. The EPA has not formally approved the extension. The Columbia owners anticipate that the EPA will approve the extension request. However, we will not know the outcome of the extension request with any certainty until the EPA makes a final decision on this request. In the interim, the EPA determined that the extension demonstration is complete and confirmed that the deadline to cease placement of CCR and non-CCR wastewaters in the primary pond is tolled pending a final decision.

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
Purchase Contracts - MGE Energy and MGE.

MGE Energy and MGE have entered into various commodity supply, transportation, and storage contracts to meet their obligations to deliver electricity and natural gas to customers. Management expects to recover these costs in future customer rates. The following table shows future commitments related to purchase contracts as of June 30, 2022:

(In thousands)	2022	2023	2024	2025	2026	Thereafter
Coal(a)	$15,366	$21,604	$11,685	$5,919	$—	$—
Natural gas
Transportation and storage(b)	14,156	36,109	36,109	36,109	22,791	15,490
Supply(c)	23,226	24,969	—	—	—	—
	$52,748	$82,682	$47,794	$42,028	$22,791	$15,490

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
9.
Rate Matters - MGE Energy and MGE.
a.
Rate Proceedings.

	Rate increase	Return on Common Equity	Common Equity Component of Regulatory Capital Structure	Effective Date
Approved 2021 settlement(a)
Electric	—%	9.8%	55.8%	1/1/2021
Gas	4.00%	9.8%	55.8%	1/1/2021
Approved 2022/2023 settlement(b)
Electric	8.81%	9.8%	55.6%	1/1/2022
Gas	2.15%	9.8%	55.6%	1/1/2022
Gas	0.96%	9.8%	55.6%	1/1/2023
Proposed limited 2023 reopener(c)
Electric	4.38%	9.8%	55.6%	1/1/2023

(a)
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
(b)
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

(c)
The electric rate increase is driven by generation assets including our investments in Badger Hollow II (solar), Paris (solar and battery), Red Barn (wind), and West Riverside (natural gas). In addition, the reopener request includes a reduction in fuel costs, which MGE has partially offset with the recovery of deferred 2021 fuel costs. Changes in the fuel forecast are updated in the limited reopener filing prior to the final PSCW approval. The reopener also revises the depreciation schedule for Columbia Unit 2 and shared equipment to 2029 to align with the depreciation schedule for Columbia Unit 1. PSCW approval of the 2023 limited reopener is pending. A final order is expected before the end of the year.

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

b.
Fuel Rules.

Fuel rules require Wisconsin utilities to defer electric fuel-related costs that fall outside a symmetrical cost tolerance band around the amount approved for a utility in its annual fuel proceedings. Any over- or under-recovery of the actual costs is determined in the following year and is then reflected in future billings to electric retail customers. The fuel rules bandwidth is set at plus or minus 1%. The electric fuel-related costs are subject to an excess revenues test. Excess revenues are defined as revenues in the year in question that provide MGE with a greater return on common equity than authorized by the PSCW in MGE's latest rate order. The recovery of under-collected electric fuel-related costs would be reduced by the amount that exceeds the excess revenue test. These costs are subject to the PSCW's annual review of fuel costs completed in the year following the deferral. The following table summarized deferred electric fuel-related costs:

	Fuel Costs (in millions)	Refund or Recovery Period
2019 deferred fuel savings	$(1.5)(a)	January 2021 through December 2021
2020 deferred fuel savings	$(3.2)(a)	October 2021
2021 deferred fuel costs	$3.3	(b)
2022 deferred fuel costs	$4.1	(c)

(a)
There was no change to the refund in the fuel rules proceedings from the amount MGE deferred.
(b)
These costs will be subject to the PSCW's annual review of 2021 fuel costs, expected to be completed in 2022. MGE has proposed to include these costs as part of the 2023 electric limited reopener.
(c)
These costs will be subject to the PSCW's annual review of 2022 fuel costs, expected to be completed in 2023.
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

b.
Notional Amounts.

The gross notional volume of open derivatives is as follows:

	June 30, 2022		December 31, 2021
Commodity derivative contracts	315,520	MWh	278,000	MWh
Commodity derivative contracts	6,090,000	Dth	5,735,000	Dth
FTRs	4,204	MW	2,127	MW
PPA	—	MW	250	MW

c.
Financial Statement Presentation.

MGE purchases and sells exchange-traded and over-the-counter options, swaps, and future contracts. These arrangements are primarily entered into to help stabilize the price risk associated with gas or power purchases. These transactions are employed by both MGE's gas and electric segments. Additionally, as a result of the firm transmission agreements that MGE holds on electricity transmission paths in the MISO market, MGE holds financial transmission rights (FTRs). An FTR is a financial instrument that entitles the holder to a stream of revenues or charges based on the differences in hourly day-ahead energy prices between two points on the transmission grid. The fair values of these instruments are offset with a corresponding regulatory asset/liability depending on whether they are in a net loss/gain position. Depending on the nature of the instrument, the gain or loss associated with these transactions will be reflected as cost of gas sold, fuel for electric generation, or purchased power expense in the delivery month applicable to the instrument. As of June 30, 2022, and December 31, 2021, the fair value of exchange traded derivatives and FTRs exceeded their cost basis by $8.5 million and $2.8 million, respectively.

MGE was a party to a purchased power agreement that provided MGE with firm capacity and energy during a base term from June 1, 2012, through May 31, 2022. The agreement was accounted for as a derivative contract and was recognized at its fair value on the consolidated balance sheets. However, the derivative qualified for regulatory deferral and was recognized with a corresponding regulatory asset or liability depending on whether the fair value was in a loss or gain position. The actual cost was recognized in purchased power expense in the month of purchase.

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

	Derivative	Derivative
(In thousands)	Assets	Liabilities	Balance Sheet Location
June 30, 2022
Commodity derivative contracts(a)	$11,240	$3,512	Other current assets
Commodity derivative contracts(a)	826	182	Other deferred charges
FTRs	112	—	Other current assets

December 31, 2021
Commodity derivative contracts(a)	$2,959	$811	Other current assets
Commodity derivative contracts(a)	420	38	Other deferred charges
FTRs	227	—	Other current assets
PPA	N/A	2,140	Derivative liability (current)

(a)
As of June 30, 2022 and December 31, 2021, MGE received collateral of $6.5 million and $1.3 million, respectively, from counterparties under a master netting agreement for outstanding exchange traded derivative positions. The fair value of the derivative asset disclosed in this table has not been reduced for the collateral received.

The following tables show the effect of netting arrangements for recognized derivative assets and liabilities that are subject to a master netting arrangement or similar arrangement on the consolidated balance sheets.

Offsetting of Derivative Assets

(In thousands)	Gross Amounts	Gross Amounts Offset in Balance Sheets	Collateral Posted Against Derivative Positions	Net Amount Presented in Balance Sheets
June 30, 2022
Commodity derivative contracts	$12,066	$(3,694)	$(6,512)	$1,860
FTRs	112	—	—	112

December 31, 2021
Commodity derivative contracts	$3,379	$(849)	$(1,254)	$1,276
FTRs	227	—	—	227

Offsetting of Derivative Liabilities

(In thousands)	Gross Amounts	Gross Amounts Offset in Balance Sheets	Collateral Posted Against Derivative Positions	Net Amount Presented in Balance Sheets
June 30, 2022
Commodity derivative contracts	$3,694	$(3,694)	$—	$—

December 31, 2021
Commodity derivative contracts	$849	$(849)	$—	$—
PPA	2,140	—	—	2,140

The following tables summarize the unrealized and realized gains/losses related to the derivative instruments on the consolidated balance sheets and the consolidated statements of income.

	2022		2021
(In thousands)	Current and Long-Term Regulatory Asset (Liability)	Other Current Assets	Current and Long-Term Regulatory Asset (Liability)	Other Current Assets
Three Months Ended June 30:
Balance as of April 1,	$(9,641)	$267	$11,059	$173
Unrealized gain	(5,988)	—	(8,049)	—
Realized gain (loss) reclassified to a deferred account	1,551	(1,551)	(366)	366
Realized gain (loss) reclassified to income statement	5,594	1,123	(63)	(19)
Balance as of June 30,	$(8,484)	$(161)	$2,581	$520

Six Months Ended June 30:
Balance as of January 1,	$(617)	$770	$13,989	$1,162
Unrealized gain	(17,321)	—	(11,637)	—
Realized gain (loss) reclassified to a deferred account	2,830	(2,830)	(416)	416
Realized gain (loss) reclassified to income statement	6,624	1,899	645	(1,058)
Balance as of June 30,	$(8,484)	$(161)	$2,581	$520

	Realized Losses (Gains)
	2022		2021
(In thousands)	Fuel for Electric Generation/ Purchased Power	Cost of Gas Sold	Fuel for Electric Generation/ Purchased Power	Cost of Gas Sold
Three Months Ended June 30:
Commodity derivative contracts	$(5,333)	$45	$(326)	$33
FTRs	597	—	(55)	—
PPA	(2,026)	—	430	—

Six Months Ended June 30:
Commodity derivative contracts	$(5,645)	$(836)	$(521)	$1,055
FTRs	600	—	(311)	—
PPA	(2,642)	—	190	—

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

Certain counterparties extend MGE a credit limit. If MGE exceeds these limits, the counterparties may require collateral to be posted. As of June 30, 2022, and December 31, 2021, no counterparties were in a net liability position.

Nonperformance of counterparties to the non-exchange traded derivatives could expose MGE to credit loss. However, MGE enters into transactions only with companies that meet or exceed strict credit guidelines, and it monitors these counterparties on an ongoing basis to mitigate nonperformance risk in its portfolio. As of June 30, 2022, no counterparties had defaulted.
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

	June 30, 2022		December 31, 2021
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt(a)	$621,020	$594,277	$623,449	$729,914

(a)
Includes long-term debt due within one year. Excludes debt issuance costs and unamortized discount of $4.1 million and $4.3 million as of June 30, 2022, and December 31, 2021, respectively.
b.
Recurring Fair Value Measurements.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis.

	Fair Value as of June 30, 2022
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Derivatives, net(b)	$12,178	$3,009	$—	$9,169
Exchange-traded investments	1,493	1,493	—	—
Total Assets	$13,671	$4,502	$—	$9,169
Liabilities:
Derivatives, net	$3,694	$3,484	$—	$210
Deferred compensation	3,783	—	3,783	—
Total Liabilities	$7,477	$3,484	$3,783	$210

MGE
Assets:
Derivatives, net(b)	$12,178	$3,009	$—	$9,169
Exchange-traded investments	126	126	—	—
Total Assets	$12,304	$3,135	$—	$9,169
Liabilities:
Derivatives, net	$3,694	$3,484	$—	$210
Deferred compensation	3,783	—	3,783	—
Total Liabilities	$7,477	$3,484	$3,783	$210

	Fair Value as of December 31, 2021
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Derivatives, net(b)	$3,606	$1,170	$—	$2,436
Exchange-traded investments	1,296	1,296	—	—
Total Assets	$4,902	$2,466	$—	$2,436
Liabilities:
Derivatives, net	$2,989	$731	$—	$2,258
Deferred compensation	3,653	—	3,653	—
Total Liabilities	$6,642	$731	$3,653	$2,258

MGE
Assets:
Derivatives, net(b)	$3,606	$1,170	$—	$2,436
Exchange-traded investments	230	230	—	—
Total Assets	$3,836	$1,400	$—	$2,436
Liabilities:
Derivatives, net	$2,989	$731	$—	$2,258
Deferred compensation	3,653	—	3,653	—
Total Liabilities	$6,642	$731	$3,653	$2,258

(b)
As of June 30, 2022 and December 31, 2021 MGE received collateral of $6.5 million and $1.3 million, respectively, from counterparties under a master netting agreement for outstanding exchange traded derivative positions. The fair value of the derivative asset disclosed in this table has not been reduced for the collateral received.

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

The purchased power agreement, with a term ended May 2022, (see Footnote 10) was valued using an internal pricing model and therefore was classified as Level 3. See the 2021 Annual Report on Form 10-K for details on the internal pricing model and significant unobservable inputs.

The following table summarizes the changes in Level 3 commodity derivative assets and liabilities measured at fair value on a recurring basis.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2022	2021	2022	2021
Beginning balance	$6,779	$(11,367)	$178	$(14,055)
Realized and unrealized gains (losses):
Included in regulatory assets	—	6,834	—	9,522
Included in regulatory liability	2,180	—	8,780	—
Included in other comprehensive income	—	—	—	—
Included in earnings	6,143	(98)	6,998	210
Included in current assets	45	(180)	118	175
Purchases	4,777	6,377	11,803	12,261
Sales	—	—	—	—
Issuances	—	—	—	—
Settlements	(10,965)	(6,099)	(18,918)	(12,646)
Balance as of June 30,	$8,959	$(4,533)	$8,959	$(4,533)
Total gains (losses) included in earnings attributed to the change in unrealized gains (losses) related to assets and liabilities held as of June 30,(c)	$—	$—	$—	$—

The following table presents total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis(c).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2022	2021	2022	2021
Purchased power expense	$6,188	$(65)	$7,161	$637
Cost of gas sold expense	(45)	(33)	(163)	(427)
Total	$6,143	$(98)	$6,998	$210

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

	Ownership	Share of	Share of	Costs incurred as of June 30,	Estimated Date of Commercial
Project	Interest	Generation	Estimated Costs(a)	2022(a)	Operation
Red Barn(b)	10%	9.16 MW	$18 million	$0.6 million	December 2022
Badger Hollow II(c)	33%	50 MW	$76 million(e)	$47.5 million(f)	First Half of 2023
Paris(d)	10%	31 MW	$51 million(e)	$15.4 million	2023(g)

(a)
Excluding AFUDC.
(b)
The Red Barn Wind Farm is located in the Towns of Wingville and Clifton in Grant County, Wisconsin.
(c)
The Badger Hollow II solar farm is located in southwestern Wisconsin in Iowa County, near the villages of Montfort and Cobb.
(d)
Paris Solar-Battery Park is located in the Town of Paris in Kenosha County, Wisconsin.
(e)
In 2022, MGE notified the PSCW of increases in projected costs at Badger Hollow II and Paris. The main drivers were increases in the costs of key commodities, labor, and solar modules resulting from supply chain and market disruptions. MGE expects to recover the incremental costs through future rates.
(f)
Includes an allocation of common facilities at Badger Hollow placed in service in November 2021.
(g)
Battery storage timing to be determined.

MGE received specific approval to recover 100% AFUDC on Badger Hollow II and Paris. During the three and six months ended June 30, 2022, MGE recognized $0.6 million and $1.0 million, respectively, after tax, in AFUDC for these projects compared to $0.1 million and $0.2 million for the comparable period in 2021.

13.
Revenue - MGE Energy and MGE.

Revenues disaggregated by revenue source were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30,		June 30,
Electric revenues	2022	2021	2022	2021
Residential	$37,555	$36,137	$78,029	$72,831
Commercial	57,960	52,391	112,409	100,274
Industrial	3,476	3,088	6,623	6,089
Other-retail/municipal	9,376	8,692	18,205	16,862
Total retail	108,367	100,308	215,266	196,056
Sales to the market	3,198	1,144	6,080	5,783
Other	385	410	693	632
Total electric revenues	111,950	101,862	222,039	202,471

Gas revenues
Residential	23,648	17,884	80,331	57,643
Commercial/Industrial	15,172	9,397	55,423	34,903
Total retail	38,820	27,281	135,754	92,546
Gas transportation	1,340	1,332	3,216	3,333
Other	24	41	25	45
Total gas revenues	40,184	28,654	138,995	95,924

Non-regulated energy revenues	214	214	252	250
Total Operating Revenue	$152,348	$130,730	$361,286	$298,645

14.
Segment Information - MGE Energy and MGE.

MGE Energy operates in the following business segments: electric utility, gas utility, nonregulated energy, transmission investment, and all other. See the 2021 Annual Report on Form 10-K for additional discussion of each of these segments.

(In thousands) MGE Energy	Electric	Gas	Non-Regulated Energy	Transmission Investment	All Others	Consolidation/ Elimination	Consolidated Total
Three Months Ended June 30, 2022
Operating revenues	$111,950	$40,184	$214	$—	$—	$—	$152,348
Interdepartmental revenues	(66)	8,058	10,353	—	—	(18,345)	—
Total operating revenues	111,884	48,242	10,567	—	—	(18,345)	152,348
Equity in earnings of investments	—	—	—	2,623	—	—	2,623
Net income	13,012	1,093	5,522	1,908	226	—	21,761

Three Months Ended June 30, 2021
Operating revenues	$101,862	$28,654	$214	$—	$—	$—	$130,730
Interdepartmental revenues	(46)	2,877	10,197	—	—	(13,028)	—
Total operating revenues	101,816	31,531	10,411	—	—	(13,028)	130,730
Equity in earnings of investments	—	—	—	2,464	—	—	2,464
Net income	14,122	1,277	5,355	1,793	304	—	22,851

Six Months Ended June 30, 2022
Operating revenues	$222,039	$138,995	$252	$—	$—	$—	$361,286
Interdepartmental revenues	52	14,179	20,668	—	—	(34,899)	—
Total operating revenues	222,091	153,174	20,920	—	—	(34,899)	361,286
Equity in earnings of investments	—	—	—	5,127	—	—	5,127
Net income	27,629	13,177	10,874	3,730	771	—	56,181

Six Months Ended June 30, 2021
Operating revenues	$202,471	$95,924	$250	$—	$—	$—	$298,645
Interdepartmental revenues	227	7,688	20,371	—	—	(28,286)	—
Total operating revenues	202,698	103,612	20,621	—	—	(28,286)	298,645
Equity in earnings of investments	—	—	—	4,908	—	—	4,908
Net income (loss)	32,146	11,833	10,549	3,571	(315)	—	57,784

(In thousands) MGE	Electric	Gas	Non-Regulated Energy	Consolidation/ Elimination	Consolidated Total
Three Months Ended June 30, 2022
Operating revenues	$111,950	$40,184	$214	$—	$152,348
Interdepartmental revenues	(66)	8,058	10,353	(18,345)	—
Total operating revenues	111,884	48,242	10,567	(18,345)	152,348
Net income attributable to MGE	13,012	1,093	5,522	(5,588)	14,039

Three Months Ended June 30, 2021
Operating revenues	$101,862	$28,654	$214	$—	$130,730
Interdepartmental revenues	(46)	2,877	10,197	(13,028)	—
Total operating revenues	101,816	31,531	10,411	(13,028)	130,730
Net income attributable to MGE	14,122	1,277	5,355	(5,627)	15,127

Six Months Ended June 30, 2022
Operating revenues	$222,039	$138,995	$252	$—	$361,286
Interdepartmental revenues	52	14,179	20,668	(34,899)	—
Total operating revenues	222,091	153,174	20,920	(34,899)	361,286
Net income attributable to MGE	27,629	13,177	10,874	(10,344)	41,336

Six Months Ended June 30, 2021
Operating revenues	$202,471	$95,924	$250	$—	$298,645
Interdepartmental revenues	227	7,688	20,371	(28,286)	—
Total operating revenues	202,698	103,612	20,621	(28,286)	298,645
Net income attributable to MGE	32,146	11,833	10,549	(11,128)	43,400

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

Executive Overview

Our primary focus today and for the foreseeable future is our core utility customers at MGE as well as creating long-term value for our shareholders. MGE continues to face the challenge of providing its customers with reliable power at competitive prices. MGE works on meeting this challenge by investing in more efficient generation projects, including renewable energy sources. As we work toward achieving 80% carbon reduction by 2030 (from 2005 levels), MGE continues to examine and pursue opportunities to reduce the proportion that coal generation represents in its generation mix, as evidenced by its most recent announcements of the retirement of Columbia (a coal generation plant), the planned change in the Elm Road Units fuel source from coal to natural gas, and its growing ownership of renewable generation sources. MGE will continue to focus on growing earnings while controlling operating and fuel costs. MGE's goal is to provide safe and efficient operations in addition to providing customer value. We believe it is critical to maintain a strong credit rating consistent with financial strength in MGE in order to accomplish these goals.

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
•
Credit market conditions, including interest rates and our debt credit rating,
•
Environmental laws and regulations, including adopted and pending environmental rule changes,
•
Impacts on activity arising from COVID-19 and its variants, including government restrictions on activity,

increased employee health and welfare costs, precautions for dealing with members of the public, and supply chain disruptions, and
•
Other factors listed in "Item 1A. Risk Factors" in our 2021 Annual Report on Form 10-K.

During the three months ended June 30, 2022, MGE Energy's earnings were $21.8 million or $0.60 per share compared to $22.9 million or $0.63 per share during the same period in the prior year. MGE's earnings during the three months ended June 30, 2022, were $14.0 million compared to $15.1 million during the same period in the prior year.

During the six months ended June 30, 2022, MGE Energy's earnings were $56.2 million or $1.55 per share compared to $57.8 million or $1.60 per share during the same period in the prior year. MGE's earnings during the six months ended June 30, 2022, were $41.3 million compared to $43.4 million during the same period in the prior year.

MGE Energy's net income was derived from our business segments as follows:

	Three Months Ended		Six Months Ended
(In millions)	June 30,		June 30,
Business Segment:	2022	2021	2022	2021
Electric Utility	$13.0	$14.1	$27.6	$32.1
Gas Utility	1.1	1.3	13.2	11.8
Nonregulated Energy	5.5	5.4	10.9	10.6
Transmission Investments	1.9	1.8	3.7	3.6
All Other	0.3	0.3	0.8	(0.3)
Net Income	$21.8	$22.9	$56.2	$57.8

Our net income during the three and six months ended June 30, 2022, compared to the same periods in the prior year primarily reflects the effects of the following factors:

Electric Utility

An increase in electric investments contributed to earnings for 2022. Timing of 2021 depreciation and other operations and maintenance costs contributed to higher earnings in the first half of 2021. Depreciation and operations and maintenance costs increased during the remainder of 2021 after significant capital projects were completed. The new customer information system went live in September 2021 and Badger Hollow I was completed in November 2021. MGE received approval to recover 100% AFUDC during construction of these projects.

Gas Utility

An increase in gas investments contributed to increased earnings for 2022. Higher gas retail sales resulting from colder weather in the first half of 2022 contributed to higher earnings for the six months ended June 30, 2022. Heating degree days (a measure for determining the impact of weather during the heating season) increased by approximately 5% in the first half 2022 compared to the same period in the prior year.

The following developments affected the first six months of 2022:

2022/2023 Rate Settlement Agreement: In December 2021, the PSCW approved a settlement agreement for MGE's 2022 rate case. The settlement agreement provides for an 8.81% increase to electric rates and a 2.15% increase to gas rates for 2022. As part of that settlement agreement, the PSCW approved a 0.96% increase in 2023 gas rates and a potential 2023 electric rate change to be addressed through a limited rate case reopener. See "Other Matters" below for additional information on the 2022/2023 rate case settlement.

Utility Solar: Large solar generation projects were recently completed or are under construction, as shown in the following table. Incurred costs are reflected in "Property, plant, and equipment, net" for projects placed in service, or "Construction work in progress" for projects under construction on the consolidated balance sheets.

Project	Ownership Interest	Share of Generation	Share of Estimated Costs(a)	Costs Incurred as of June 30, 2022(a)	Estimated Date of Commercial Operation
Red Barn	10%	9.16MW	$18 million	$0.6 million	December 2022
Badger Hollow II	33%	50 MW	$76 million	$47.5 million(b)(c)	First Half of 2023
Paris	10%	31 MW	$51 million	$15.4 million	2023(d)

(a)
Excluding AFUDC.
(b)
MGE received specific approval to recover 100% AFUDC on Badger Hollow II. After tax, MGE recognized $1.3 million of AFUDC equity through June 30, 2022, on Badger Hollow II, during construction. AFUDC has been excluded from the costs incurred in the table above.
(c)
Includes an allocation of common facilities at Badger Hollow placed in service in November 2021.
(d)
Battery storage timing to be determined.

Deferred Fuel Costs: MGE has under recovered fuel costs through the six months ended June 30, 2022. As of June 30, 2022, MGE had deferred $4.1 million of 2022 fuel costs. Coal transportation constraints resulted in reduced generation at Columbia, which required MGE to purchase power in the market at higher cost. We may continue to see increased fuel costs in the near term because of these coal transportation constraints. These costs will be subject to the PSCW's annual review of 2022 fuel costs, expected to be completed during 2023. See Footnote 9.b. of the Notes to Consolidated Financial Statements in this Report for further information regarding fuel cost proceedings.

In the near term, several items may affect us, including:

2021 Annual Fuel Proceeding: MGE under recovered fuel costs in 2021. As of December 31, 2021, MGE had deferred $3.3 million of 2021 fuel costs. These costs will be subject to the PSCW's annual review of 2021 fuel costs, expected to be completed during 2022. MGE has proposed to include the recovery of these costs as part of the 2023 electric limited rate case reopener.

2023 Electric Limited Rate Case Reopener: In April 2022, MGE filed with the PSCW a proposed electric limited rate case reopener. The limited rate case reopener proposes a 4.38% increase to electric rates for 2023. See "Other Matters" below for additional information on the 2023 electric limited rate case reopener.

ATC Return on Equity: As discussed in "Other Matters" below, ATC's authorized ROE, which is used in calculating its rates and revenues, is the subject of a challenge before FERC. A decrease in ATC's ROE could result in lower equity earnings and distributions from ATC in the future. We derived approximately 6.4% and 5.8% of our net income during the six months ended June 30, 2022 and 2021, respectively, from our investment in ATC.

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

Future Generation – 80% carbon reduction target by 2030 (from 2005 levels): MGE has outlined initiatives to achieve our raised target.

•
Transitioning away from coal. Columbia: In February 2021, MGE, along with the other plant co-owners, announced plans to retire the two-unit coal-fired Columbia generating plant near Portage, Wisconsin. MGE currently owns 19% of the facility. The co-owners initially intended to retire Unit 1 by the end of 2023 and Unit 2 by the end of 2024. In June 2022, the target retirement date for both Units was updated to June 2026 after consideration by the owners of supply chain disruptions impacting the completion dates of current and planned renewable generation projects and the impact of those delays upon energy supply availability, reliability and cost. The postponement is not expected to affect MGE's goal to achieve 80% carbon reduction by 2030. Final timing and retirement dates for Units 1 and 2 are subject to change depending on operational, regulatory, and other factors. MGE continues to evaluate additional investments to replace the generation from Columbia while maintaining electric service reliability. These investments include cost-effective, clean energy projects to help achieve MGE's carbon reduction goals.

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

Project	Source	Ownership Interest	Share of Generation/ Battery Storage	Share of Estimated Costs(b)(c)	Estimated Date of Commercial Operation
Darien(a)	Solar/Battery	10%	25MW/7.5MW	$45 million	2024(d)
Koshkonong(a)	Solar/Battery	10%	30MW/16.5MW	$65 million	2025(d)

(a)
Pending approval by the PSCW. There is no certainty that this project will be approved by the PSCW.
(b)
Excluding AFUDC.
(c)
Requested approval to recover 100% AFUDC.
(d)
Battery storage timing to be determined.
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

Solar Procurement Disruptions – Import Regulations – In June 2021, the U.S. Customs and Border Protection (CBP) issued a Withhold Release Order (WRO) against silica-based products made by Hoshine Silicon Industry Co. Ltd., a company located in China's Xinjiang Uyghur Autonomous Region. As a result of this WRO, CBP is holding many solar panels imported into the United States until importers can prove that the panels do not contain materials originating from this region. The Uyghur Forced Labor Protection Act, a federal law that became effective on June 21, 2022, further established that all goods mined, produced, or manufactured wholly or in part in Xinjiang or by certain defined entities are prohibited from U.S. importation. MGE is currently assessing the potential impact of these disruptions on current and future solar projects which may result in an increase in costs or delays in construction timelines. In the event that such disruptions cause costs to exceed the levels approved for specific projects, we expect to file a notification with the PSCW.

Solar Procurement Disruptions – Solar Tariff Investigation – In March 2022, the U.S. Department of Commerce (USDOC) announced a solar tariff investigation on solar panels from four Southeast Asian countries. This investigation could result in additional tariffs on solar panels. In June 2022, the USDOC issued a 24-month exemption from tariffs for solar panel and module imports from these four countries. MGE is currently assessing the potential impact of these disruptions on current and future solar projects which may result in an increase in costs or delays in construction timelines. In the event that such disruptions cause costs to exceed the levels approved for specific projects, we expect to file a notification with the PSCW.

Financing Plans: As of June 30, 2022, MGE has $180 million of remaining regulatory authority from the PSCW to issue long-term debt to finance authorized utility capital expenditures. MGE expects to use a portion of the remaining authority during the second half of 2022 to issue debt to finance or refinance authorized utility capital expenditures, including the recently approved Paris solar project.

COVID-19 Update – MGE Energy continues to provide safe and reliable service to our customers despite the challenges presented by the Coronavirus Disease 2019 (COVID-19) and its variants. We have operated continuously throughout the pandemic and suffered no material disruptions in service or employment. We continue to monitor potential disruptions or constraints in materials and supplies from key suppliers and as well as macroeconomic trends, such as inflation. We could experience increased costs and delays in our ability to perform certain maintenance and capital project activities. We cannot estimate with any degree of certainty the actual impact of COVID-19 and associated governmental regulations may have on future results of operations, financial position, and liquidity. See Item 1A. "Risk Factors" "Pandemic virus or diseases, including COVID-19, could have a material adverse effect on our business, financial condition and liquidity" in our 2021 Annual Report on Form 10-K for a description of risk.

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

Three Months Ended June 30, 2022 and 2021

The following table provides a calculation of electric and gas margins (both non-GAAP measures), along with a reconciliation to the most comparable GAAP measure, operating income:

	Three Months Ended June 30,
(In millions)	2022	2021	$ Change
Electric revenues	$112.0	$101.9	$10.1
Fuel for electric generation	(13.9)	(10.9)	(3.0)
Purchased power	(13.6)	(10.9)	(2.7)
Total Electric Margins (non-GAAP)	84.5	80.1	4.4

Gas revenues	40.2	28.7	11.5
Cost of gas sold	(21.3)	(11.5)	(9.8)
Total Gas Margins (non-GAAP)	18.9	17.2	1.7

Other operating revenues	0.2	0.2	—
Other operations and maintenance	(51.5)	(50.4)	(1.1)
Depreciation and amortization	(21.3)	(18.6)	(2.7)
Other general taxes	(5.3)	(5.1)	(0.2)
Operating Income	$25.5	$23.4	$2.1

Operating income during the three months ended June 30, 2022, compared to the same period in the prior year, primarily reflects the effects of the following factors:

•
Electric revenues and fuel costs
o
A $10.1 million increase in electric revenues primarily driven by higher electric retail rates to recover higher fuel and purchased power costs and other items described in the "Other Matters" section below.
o
A $3.0 million increase in fuel for electric generation reflecting higher market costs offset by lower internal generation.
o
A $2.7 million increase in purchased power driven by higher market purchases as a result of lower internal generation.
•
Gas revenues and cost of gas sold
o
A $11.5 million increase in gas revenue driven by higher cost of gas, which is recovered on a pass-through basis in revenues, and increase in retail gas deliveries related to favorable weather conditions in the current year.
o
A $9.8 million increase in cost of gas sold driven by higher cost per therm of gas. Average cost per therm increased approximately 55%. An increase in volume of approximately 20% also contributed to the increase in cost.
•
A $1.1 million increase in other operations and maintenance. See "Consolidated operations and maintenance expenses" section below for a description of the factors contributing to the increase.
•
A $2.7 million increase in depreciation and amortization expense. See "Consolidated depreciation expense" section below for a description of the factors contributing to the increase.

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the periods indicated:

	Revenues			Sales (kWh)
	Three Months Ended June 30,			Three Months Ended June 30,
(In thousands, except CDD)	2022	2021	% Change	2022	2021	% Change
Residential	$37,555	$36,137	3.9%	204,967	210,136	(2.5)%
Commercial	57,960	52,391	10.6%	446,387	437,320	2.1%
Industrial	3,476	3,088	12.6%	40,262	41,088	(2.0)%
Other-retail/municipal	9,376	8,692	7.9%	91,685	93,675	(2.1)%
Total retail	108,367	100,308	8.0%	783,301	782,219	0.1%
Sales to the market	3,198	1,144	n.m.%	22,064	38,494	(42.7)%
Other	385	410	(6.1)%	—	—	—%
Total	$111,950	$101,862	9.9%	805,365	820,713	(1.9)%

Cooling degree days (normal 190)				277	309	(10.4)%

n.m. not meaningful

Electric margin, a non-GAAP measure, increased $4.4 million during the three months ended June 30, 2022, compared to the same period in 2021, due to the following:

(In millions)
Rate changes	$8.6
Revenue subject to refund, net	2.5
Customer fixed and demand charges	1.4
Net increase in commercial, industrial and other-retail/municipal volume	0.2
Increased fuel costs	(7.7)
Decrease in residential volume	(0.6)
Total	$4.4

•
Rate changes. In December 2021, the PSCW authorized MGE to increase 2022 rates for retail electric customers by approximately 8.81%. Rates charged to retail customers during the three months ended June 30, 2022, were $8.6 million higher than those charged during the same period in the prior year.

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

•
Customer fixed and demand charges. During the three months ended June 30, 2022, fixed and demand charges increased $1.4 million primarily attributable to the increase in demand charges for commercial customers.

•
Fuel costs. Fuel costs increased during the three months ended June 30, 2022, primarily as a result of higher costs to generate electricity in the market. Coal transportation constraints resulted in reduced generation at Columbia, which required MGE to purchase power in the market at higher cost.

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class for each of the periods indicated:

	Revenues			Therms Delivered
(In thousands, except HDD and average	Three Months Ended June 30,			Three Months Ended June 30,
rate per therm of retail customer)	2022	2021	% Change	2022	2021	% Change
Residential	$23,648	$17,884	32.2%	15,263	12,499	22.1%
Commercial/Industrial	15,172	9,397	61.5%	15,902	13,036	22.0%
Total retail	38,820	27,281	42.3%	31,165	25,535	22.0%
Gas transportation	1,340	1,332	0.6%	16,810	16,630	1.1%
Other	24	41	(41.5)%	—	—	—%
Total	$40,184	$28,654	40.2%	47,975	42,165	13.8%

Heating degree days (normal 816)				870	761	14.3%

Average rate per therm of retail customer	$1.246	$1.068	16.7%

Gas margin, a non-GAAP measure, increased $1.7 million during the three months ended June 30, 2022, compared to the same period in 2021, due to the following:

(In millions)
Increase in volume	$0.9
Rate changes	0.5
Other	0.3
Total	$1.7

•
Volume. For 2022, retail gas deliveries increased 22.0% compared to the same period in the prior year primarily related to favorable weather conditions in the current year.

•
Rate changes. In December 2021, the PSCW authorized MGE to increase 2022 rates for retail gas customers by approximately 2.15%.

MGE recovers the cost of natural gas in its gas segment through the purchased gas adjustment clause (PGA). Under the PGA, MGE is able to pass through to its gas customers the cost of gas. Changes in PGA recoveries affect revenues but do not change net income in view of the pass-through treatment of the costs. Payments for natural gas increased driving higher rates during the three months ended June 30, 2022.

Consolidated operations and maintenance expenses

During the three months ended June 30, 2022, operations and maintenance expenses increased $1.1 million, compared to the same period in the prior year. The following contributed to the net change:

(In millions)
Increased administrative and general costs	$2.2
Increased customer accounts costs	1.2
Increased electric distribution expenses	0.9
Decreased electric production expenses	(2.8)
Decreased other expenses	(0.4)
Total	$1.1

•
Increase in administration and general costs are primarily related to an increase in pension and OPEB service costs.

•
Increased customer accounts costs are related to increased costs associated with the new customer information system, which went live in September 2021.

•
Increased electric distribution expenses are primarily related to June 2022 storm response costs.

•
Decreased electric production expenses are primarily related to lower Columbia costs. A $2.6 million additional expense was recorded in 2021 for Columbia inventory obsolescence and employee severance reserves associated with the planned Columbia retirement. MGE expects to request PSCW approval for regulatory recovery of these costs at a future date.

Consolidated depreciation expense

Electric depreciation expense increased $2.0 million and gas depreciation expense increased $0.7 million during the three months ended June 30, 2022, compared to the same period in the prior year. MGE placed in service Badger Hollow I in November 2021. The timing of the in-service date contributed to the increase in electric depreciation expense. The new customer information system went live in September 2021 increasing depreciation costs for both electric and gas in 2022.

Nonregulated Energy Operations - MGE Energy and MGE

The nonregulated energy operations are conducted through MGE Energy's subsidiaries: MGE Power Elm Road (the Elm Road Units) and MGE Power West Campus (WCCF), which have been formed to own and lease electric generating capacity to assist MGE. During the three months ended June 30, 2022 and 2021, net income at the nonregulated energy operations segment was $5.5 million and $5.4 million, respectively.

Transmission Investment Operations - MGE Energy

The transmission investment segment holds our interest in ATC and ATC Holdco, and its income reflects our equity in the earnings of those investments. ATC Holdco was formed in December 2016 to pursue transmission development opportunities that typically have long development and investment lead times before becoming operational. ATC Holdco's transmission development activities have been suspended for the near term. During the three months ended June 30, 2022 and 2021, other income at the transmission investment segment primarily reflects ATC's operations and was $2.6 million and $2.5 million, respectively. See Footnote 3 of the Notes to Consolidated Financial Statements in this Report and "Other Matters" below for additional information concerning ATC and summarized financial information regarding ATC.

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

	Three Months Ended
	June 30,
(In millions)	2022	2021
MGE Power Elm Road	$3.8	$3.8
MGE Power West Campus	1.8	1.8

Six Months Ended June 30, 2022 and 2021

The following table provides a calculation of electric and gas margins (both non-GAAP measures), along with a reconciliation to the most comparable GAAP measure, operating income:

	Six Months Ended June 30,
(In millions)	2022	2021	$ Change
Electric revenues	$222.1	$202.5	$19.6
Fuel for electric generation	(27.4)	(24.1)	(3.3)
Purchased power	(26.2)	(20.3)	(5.9)
Total Electric Margins	168.5	158.1	10.4

Gas revenues	139.0	95.9	43.1
Cost of gas sold	(86.1)	(48.9)	(37.2)
Total Gas Margins	52.9	47.0	5.9

Other operating revenues	0.3	0.3	—
Other operations and maintenance	(101.5)	(96.1)	(5.4)
Depreciation and amortization	(42.4)	(37.0)	(5.4)
Other general taxes	(10.5)	(9.9)	(0.6)
Operating Income	$67.3	$62.4	$4.9

Operating income during the six months ended June 30, 2022, compared to the same period in the prior year, primarily reflects the effects of the following factors:

•
Electric revenues and fuel costs
o
A $19.6 million increase in electric revenues primarily driven by higher electric retail rates to recover higher fuel and purchased power costs and other items described in the "Other Matters" section below.
o
A $3.3 million increase in fuel for electric generation reflecting higher market costs offset by lower internal generation.
o
A $5.9 million increase in purchased power driven by higher market purchases as a result of lower internal generation.
•
Gas revenues and cost of gas sold
o
A $43.1 million increase in gas revenue driven by higher cost of gas, which is recovered on a pass-through basis in revenues, and increase in retail gas deliveries related to favorable weather conditions in the current year.
o
A $37.2 million increase in cost of gas sold driven by higher cost per therm of gas. Average cost per therm increased approximately 56%. An increase in volume of approximately 13% also contributed to the increase in cost.

•
A $5.4 million increase in other operations and maintenance. See "Consolidated operations and maintenance expenses" section below for a description of the factors contributing to the increase.
•
A $5.4 million increase in depreciation and amortization expense. See "Consolidated depreciation expense" section below for a description of the factors contributing to the increase.

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the periods indicated:

	Revenues			Sales (kWh)
	Six Months Ended June 30,			Six Months Ended June 30,
(In thousands, except CDD)	2022	2021	% Change	2022	2021	% Change
Residential	$78,029	$72,831	7.1%	426,851	429,906	(0.7)%
Commercial	112,409	100,274	12.1%	872,916	851,657	2.5%
Industrial	6,623	6,089	8.8%	79,523	80,093	(0.7)%
Other-retail/municipal	18,205	16,862	8.0%	172,295	170,031	1.3%
Total retail	215,266	196,056	9.8%	1,551,585	1,531,687	1.3%
Sales to the market	6,080	5,783	5.1%	73,216	134,366	(45.5)%
Other revenues	693	632	9.7%	—	—	—%
Total	$222,039	$202,471	9.7%	1,624,801	1,666,053	(2.5)%

Cooling degree days (normal 190)				277	309	(10.4)%

Electric margin, a non-GAAP measure, increased $10.4 million during the six months ended June 30, 2022, compared to the same period in 2021, due to the following:

(In millions)
Rate changes	$19.9
Customer fixed and demand charges	1.9
Net increase in commercial, industrial and other-retail/municipal volume	0.7
Revenue subject to refund, net	0.6
Other	0.1
Increased fuel costs	(12.5)
Decrease in residential volume	(0.3)
Total	$10.4

•
Rate changes. In December 2021, the PSCW authorized MGE to increase 2022 rates for retail electric customers by approximately 8.81%. Rates charged to retail customers during the six months ended June 30, 2022, were $19.9 million higher than those charged during the same period in the prior year.

•
Customer fixed and demand charges. During the six months ended June 30, 2022, fixed and demand charges increased $1.9 million primarily attributable to the increase in demand charges for commercial customers.

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

•
Fuel costs. Fuel costs increased during the six months ended June 30, 2022, primarily as a result of higher costs to generate electricity in the market. Coal transportation constraints resulted in reduced generation at Columbia, which required MGE to purchase power in the market at higher cost.

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class for each of the periods indicated:

	Revenues			Therms Delivered
(In thousands, except HDD and average	Six Months Ended June 30,			Six Months Ended June 30,
rate per therm of retail customer)	2022	2021	% Change	2022	2021	% Change
Residential	$80,331	$57,643	39.4%	70,925	62,804	12.9%
Commercial/Industrial	55,423	34,903	58.8%	63,794	55,290	15.4%
Total retail	135,754	92,546	46.7%	134,719	118,094	14.1%
Gas transportation	3,216	3,333	(3.5)%	42,876	39,938	7.4%
Other revenues	25	45	(44.4)%	—	—	—%
Total	$138,995	$95,924	44.9%	177,595	158,032	12.4%

Heating degree days (normal 4,345)				4,588	4,354	5.4%

Average rate per therm of retail customer	$1.008	$0.784	28.6%

Gas margin, a non-GAAP measure, increased $5.9 million during the six months ended June 30, 2022, compared to the same period in 2021, due to the following:

(In millions)
Increase in volume	$2.9
Rate changes	2.2
Other	0.8
Total	$5.9

•
Volume. For 2022, retail gas deliveries increased 14.1% compared to the same period in the prior year primarily related to favorable weather conditions in the current year.

•
Rate changes. In December 2021, the PSCW authorized MGE to increase 2022 rates for retail gas customers by approximately 2.15%.

MGE recovers the cost of natural gas in its gas segment through the purchased gas adjustment clause (PGA). Under the PGA, MGE is able to pass through to its gas customers the cost of gas. Changes in PGA recoveries affect revenues but do not change net income in view of the pass-through treatment of the costs. Payments for natural gas increased driving higher rates during the six months ended June 30, 2022.

Consolidated operations and maintenance expenses

During the six months ended June 30, 2022, operations and maintenance expenses increased $5.4 million, compared to the same period in the prior year. The following contributed to the net change:

(In millions)
Increased administrative and general costs	$4.5
Increased customer accounts costs	2.1
Increased electric distribution expenses	0.7
Decreased electric production expenses	(1.7)
Decreased other expenses	(0.2)
Total	$5.4

•
Increase in administration and general costs are primarily related to increase in pension and OPEB service costs.

•
Increased customer accounts costs are related to increased costs associated with the new customer information system, which went live in September 2021.

•
Decreased electric production expenses are primarily related to lower Columbia costs. A $2.6 million additional expense was recorded in 2021 for Columbia inventory obsolescence and employee severance reserves associated with the Columbia retirement. MGE expects to request PSCW approval for regulatory recovery of these costs at a future date. The decrease in costs is offset by increased maintenance costs for Saratoga, Two Creeks, and Badger Hollow I.

Consolidated depreciation expense

Electric depreciation expense increased $3.9 million and gas depreciation expense increased $1.5 million during the six months ended June 30, 2022, compared to the same period in the prior year. MGE placed in service Badger Hollow I in November 2021. The timing of the in-service date contributed to the increase in electric depreciation expense. The new customer information system went live in September 2021 increasing depreciation costs for both electric and gas in 2022.

Electric and gas other income

Both electric and gas other income increased $2.5 million during the six months ended June 30, 2022, compared to the same period in the prior year, primarily related to the collection in 2021 of the deferred pension and other postretirement other than service costs from 2019.

Nonregulated Energy Operations - MGE Energy and MGE

The nonregulated energy operations are conducted through MGE Energy's subsidiaries: MGE Power Elm Road (the Elm Road Units) and MGE Power West Campus (WCCF), which have been formed to own and lease electric generating capacity to assist MGE. During the six months ended June 30, 2022 and 2021, net income at the nonregulated energy operations segment was $10.9 million and $10.5 million, respectively.

Transmission Investment Operations - MGE Energy

The transmission investment segment holds our interest in ATC and ATC Holdco, and its income reflects our equity in the earnings of those investments. ATC Holdco was formed in December 2016 to pursue transmission development opportunities that typically have long development and investment lead times before becoming operational. ATC Holdco's transmission development activities have been suspended for the near term. During the six months ended June 30, 2022 and 2021, other income at the transmission investment segment primarily reflects ATC's operations and was $5.1 million and $4.9 million, respectively. See Footnote 3 of the Notes to Consolidated Financial Statements in this Report and "Other Matters" below for additional information concerning ATC and summarized financial information regarding ATC.

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

	Six Months Ended
	June 30,
(In millions)	2022	2021
MGE Power Elm Road	$6.7	$7.5
MGE Power West Campus	3.6	3.6

Contractual Obligations and Commercial Commitments - MGE Energy and MGE

There were no material changes, other than from the normal course of business, to MGE Energy's and MGE's contractual obligations (representing cash obligations that are considered to be firm commitments) and commercial commitments (representing commitments triggered by future events) during the six months ended June 30, 2022, except as noted below. Further discussion of the contractual obligations and commercial commitments is included in Footnote 16 of the Notes to Consolidated Financial Statements and "Contractual Obligations and Commercial Commitments for MGE Energy and MGE" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2021 Annual Report on Form 10-K.

Purchase Contracts – MGE Energy and MGE

See Footnote 8.c of Notes to Consolidated Financial Statements in this Report for a description of commitments as of June 30, 2022, that MGE Energy and MGE have entered with respect to various commodity supply and transportation contracts to meet their obligations to deliver electricity and natural gas to customers.

Liquidity and Capital Resources

MGE Energy and MGE expect to have adequate liquidity to support future operations and capital expenditures over the next twelve months. Available resources include cash and cash equivalents, operating cash flows, liquid assets, borrowing working capacity under revolving credit facilities, and access to equity and debt capital markets. MGE Energy expects to generate funds from operations and both long-term and short-term debt financing. See "Credit Facilities" under Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources in the 2021 Annual Report on Form 10-K for information regarding MGE Energy's and MGE's credit facilities.

Cash Flows

The following summarizes cash flows for MGE Energy and MGE during the six months ended June 30, 2022 and 2021:

	MGE Energy		MGE
(In thousands)	2022	2021	2022	2021
Cash provided by (used for):
Operating activities	$111,276	$78,533	$109,549	$71,146
Investing activities	(69,063)	(78,008)	(66,300)	(76,622)
Financing activities	(36,568)	(11,970)	(33,791)	7,291

Cash Provided by Operating Activities

MGE Energy

MGE Energy's consolidated net cash provided by operating activities is derived mainly from the electric and gas operations of its principal subsidiary, MGE.

Cash provided by operating activities during the six months ended June 30, 2022, was $111.3 million, an increase of $32.7 million when compared to the same period in the prior year.

MGE Energy's net income decreased $1.6 million during the six months ended June 30, 2022, when compared to the same period in the prior year.

MGE Energy's federal and state taxes paid decreased $2.0 million during the six months ended June 30, 2022, when compared to the prior year.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $10.1 million in cash provided by operating activities during the six months ended June 30, 2022. Working capital accounts were impacted by decreased unbilled revenues and decreased other accounts receivable, partially offset by increased gas inventory driven by the increase in cost of gas.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $20.7 million in cash used for operating activities during the six months ended June 30, 2021. Actual purchased gas costs were $9.6 million higher than the amount collected in rates primarily due to the extreme cold weather experienced in the U.S. in February 2021. These costs were deferred as a regulatory asset and recovered throughout 2021. In addition, working capital accounts were impacted by decreased accounts payable, partially offset by decreased accounts receivable and decreased unbilled revenues.

Hosted software asset expenditures during the six months ended June 30, 2022, were $0.2 million. This amount represents a decrease of $1.4 million of cash used when compared to the prior year.

MGE

Cash provided by operating activities during the six months ended June 30, 2022, was $109.5 million, an increase of $38.4 million when compared to the same period in the prior year.

Net income decreased $2.8 million during the six months ended June 30, 2022, when compared to the same period in the prior year.

MGE's federal and state taxes paid decreased $5.5 million during the six months ended June 30, 2022, when compared to the prior year.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $12.7 million in cash provided by operating activities during the six months ended June 30, 2022. Working capital accounts were impacted by decreased unbilled revenues and decreased other accounts receivable, partially offset by increased gas inventory driven by the increase in cost of gas.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $23.5 million in cash used for operating activities during the six months ended June 30, 2021. Actual purchased gas costs were $9.6 million higher than the amount collected in rates primarily due to the extreme cold weather experienced in the U.S. in February 2021. These costs were deferred as a regulatory asset and recovered throughout 2021. In addition, working capital accounts were impacted by decreased accounts payable and increased accounts receivable, partially offset by decreased unbilled revenues.

Hosted software asset expenditures during the six months ended June 30, 2022, were $0.2 million. This amount represents a decrease of $1.4 million of cash used when compared to the prior year.

Capital Requirements and Investing Activities

MGE Energy

MGE Energy's cash used for investing activities decreased $8.9 million during the six months ended June 30, 2022, when compared to the same period in the prior year.

Capital expenditures during the six months ended June 30, 2022, were $66.0 million. This amount represents a decrease of $9.7 million from the expenditures made in the same period in the prior year. This decrease primarily reflects the reduction of utility expenditures.

Capital contributions of investments increased $1.0 million during the six months ended June 30, 2022, when compared to the same period in the prior year.

MGE

MGE's cash used for investing activities decreased $10.3 million during the six months ended June 30, 2022, when compared to the same period in the prior year.

Capital expenditures during the six months ended June 30, 2022, were $66.0 million. This amount represents a decrease of $9.7 million from the expenditures made in the same period in the prior year. This decrease primarily reflects the reduction of utility expenditures.

MGE Energy's and MGE's Capital Requirements

MGE Energy's and MGE's liquidity are primarily affected by their capital expenditure requirements. During the six months ended June 30, 2022, capital expenditures for MGE Energy and MGE totaled $66.0 million, which included $63.8 million of utility capital expenditures.

In 2022, MGE notified the PSCW of increases in projected costs at Badger Hollow II and Paris. The main drivers were increases in the costs of key commodities, labor, and solar modules resulting from supply chain and market disruptions. See Footnote 12 of Notes to Consolidated Financial Statements in this Report for more information on these projects. Furthermore, solar procurement disruptions have also shifted construction timelines for Darien and Koshkonong. Projected completion dates of these projects are one year later than originally anticipated. MGE continues to assess the potential impact of these disruptions on current and future solar projects which may result in an increase in costs or delays in construction timelines. See further information on procurement disruptions discussed earlier under "Executive Overview."

The increase in costs and shift in timelines is not expected to materially impact the capital expenditure forecast included under Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources in the 2021 Annual Report on Form 10-K. We continue to monitor other capital project costs and timelines.

Cash Used for/Provided by Financing Activities

MGE Energy

Cash used for MGE Energy's financing activities was $36.6 million during the six months ended June 30, 2022, compared to $12.0 million for the same period in the prior year.

During the six months ended June 30, 2022, dividends paid were $28.0 million compared to $26.8 million in the prior year. The increase reflected a higher dividend rate per share ($0.775 vs. $0.740).

During the six months ended June 30, 2021, MGE borrowed $40.0 million of senior unsecured notes which was used to assist with financing additional capital expenditures and other corporate obligations. There were no long-term debt borrowings during the six months ended June 30, 2022.

During the six months ended June 30, 2022, net short-term debt repayments were $5.5 million, compared to $21.5 million in the same period in the prior year.

MGE

During the six months ended June 30, 2022, cash used for MGE's financing activities was $33.8 million, compared to cash proceeds of $7.3 million for the same period in the prior year.

Cash dividends to parent (MGE Energy) were $12.0 million during the six months ended June 30, 2022. There were no cash dividends to parent in the same period in the prior year.

Distributions to parent from noncontrolling interest, which represent distributions from MGE Power Elm Road and MGE Power West Campus to MGE Energy, were $13.3 million during the six months ended June 30, 2022, compared to $7.5 million in the same period in the prior year.

During the six months ended June 30, 2021, MGE borrowed $40.0 million of senior unsecured notes which was used to assist with financing additional capital expenditures and other corporate obligations. There were no long-term debt borrowings during the six months ended June 30, 2022.

During the six months ended June 30, 2022, net short-term debt repayments were $5.5 million, compared to $21.5 million in the same period in the prior year.

Capitalization Ratios

MGE Energy's capitalization ratios were as follows:

	MGE Energy
	June 30, 2022	December 31, 2021
Common shareholders' equity	63.1%	62.2%
Long-term debt(a)	36.9%	37.5%
Short-term debt	—%	0.3%

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

Environmental Matters

See the discussion of environmental matters included in the 2021 Annual Report on Form 10-K, as updated by Footnote 8.a. of Notes to Consolidated Financial Statements in this Report.

Other Matters

Rate Matters

In December 2021, the PSCW approved a settlement agreement for MGE's 2022 rate case. The settlement agreement provides for an 8.81% increase to electric rates and a 2.15% increase to gas rates for 2022. As part of that settlement agreement, the PSCW approved a 0.96% increase in 2023 gas rates and a potential 2023 electric rate change to be addressed through a limited rate case reopener.

In April 2022, MGE filed with the PSCW a limited rate reopener proposing a 4.38% increase to electric rates for 2023.

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
(b)
50% of the forecasted 13-month average CWIP for the test periods which earns an AFUDC return. Projects eligible to earn 100% AFUDC are excluded from this balance and discussed further in the Management Discussion and Analysis of Financial Condition and Results of Operations - Executive Overview section.
(c)
Authorized returns on common equity may not be indicative of actual returns earned or projections of future returns, as actual returns will be affected by the volume of electricity or gas sold.
(d)
Pending approval by the PSCW.

See Footnote 9 of Notes to Consolidated Financial Statements in this Report for further discussion of rate proceedings.

ATC

2013 FERC Complaint - In 2013, several parties filed a complaint with the FERC seeking to reduce the base return on equity (ROE) used by MISO transmission owners, including ATC. The complaint provided for a statutory refund period of November 2013 through February 2015. The complaint asserted that the MISO ROE should not exceed 9.15%, that the equity components of hypothetical capital structures should be restricted to 50%, and that the relevant incentive ROE adders should be discontinued. At the time, MISO's base ROE was 12.38% and ATC's base ROE was 12.2%. On September 28, 2016, FERC issued an order, for the period November 2013 through February 2015, reducing ATC's base ROE to 10.32%. In November 2019, FERC issued an order to further reduce ATC's base ROE to 9.88%. In May 2020, the FERC issued an order further refining the methodology for setting the ROE that electric utilities are authorized to earn. This refined methodology increased the ROE from 9.88% to 10.02%. This base ROE is effective for the 2013 FERC complaint period and for all periods following September 2016.

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

We derived approximately 6.4% and 5.8% of our net income during the six months ended June 30, 2022 and 2021, respectively, from our investment in ATC.

Adoption of Accounting Principles and Recently Issued Accounting Pronouncements

See Footnote 2 of Notes to Consolidated Financial Statements in this Report for discussion of new accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There were no material changes to the market risks disclosed in Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our 2021 Annual Report on Form 10-K, except as noted below.

Equity Price Risk - Pension-Related Assets

MGE currently funds its liabilities related to employee benefits through trust funds. These funds, which include investments in debt and equity securities, are managed by various third-party investment managers. Changes in the market value of these investments can have an impact on the future expenses related to these liabilities. The value of employee benefit plan assets has declined by approximately 18% during the six months ended June 30, 2022.

Item 4. Controls and Procedures.

During the second quarter of 2022, each registrant's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to that registrant, including its subsidiaries, is accumulated and made known to that registrant's management, including these officers, by other employees of that registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. The evaluations take into account changes in the internal and external operating environments that may impact those controls and procedures. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, MGE Energy does not control or manage certain of its unconsolidated entities and thus, its access and ability to apply its procedures to those entities is more limited than is the case for its consolidated subsidiaries.

As of June 30, 2022, each registrant's principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective. Each registrant intends to strive continually to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

During the quarter ended June 30, 2022, there were no changes in either registrant's internal controls over financial reporting that materially affected, or are reasonably likely to affect materially, that registrant's internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

MGE Energy and MGE

MGE Energy and its subsidiaries, including MGE, from time to time are involved in various legal proceedings that are handled and defended in the ordinary course of business. See Footnote 8.a. and 8.b. of Notes to Consolidated Financial Statements in this Report for more information.

Item 1A Risk Factors.

There were no material changes from the risk factors disclosed in Item 1A. Risk Factors in our 2021 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Maximum number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs(a)
April 1-30, 2022	5,051	$82.96	—	—
May 1-31, 2022	4,564	80.95	—	—
June 1-30, 2022	39,335	75.88	—	—
Total	48,950	$77.09	—	—

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

MGE ENERGY, INC.

Date: August 4, 2022	/s/ Jeffrey M. Keebler
Jeffrey M. Keebler Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: August 4, 2022	/s/ Jared J. Bushek
Jared J. Bushek Vice President - Finance, Chief Information Officer and Treasurer (Chief Financial Officer)

Date: August 4, 2022	/s/ Tamara J. Johnson
Tamara J. Johnson Vice President - Accounting and Controller (Chief Accounting Officer)

Signatures – Madison Gas and Electric Company

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MADISON GAS AND ELECTRIC

Date: August 4, 2022	/s/ Jeffrey M. Keebler
Jeffrey M. Keebler Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: August 4, 2022	/s/ Jared J. Bushek
Jared J. Bushek Vice President - Finance, Chief Information Officer and Treasurer (Chief Financial Officer)

Date: August 4, 2022	/s/ Tamara J. Johnson
Tamara J. Johnson Vice President - Accounting and Controller (Chief Accounting Officer)