Form 10-Q
period 2022-09-30
MGE ENERGY INC; MADISON GAS & ELECTRIC CO
filed 2022-11-03
CIK 1161728, 61339

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:

September 30, 2022

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

Number of Shares Outstanding of Each Class of Common Stock as of October 31, 2022
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

a

Item 1. Financial Statements.

MGE Energy, Inc.

Consolidated Statements of Income (unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating Revenues:
Electric revenues	$133,090	$121,853	$355,381	$324,574
Gas revenues	30,310	24,020	169,305	119,944
Total Operating Revenues	163,400	145,873	524,686	444,518

Operating Expenses:
Fuel for electric generation	21,045	18,486	48,410	42,570
Purchased power	9,593	8,646	35,757	28,914
Cost of gas sold	14,523	8,780	100,638	57,728
Other operations and maintenance	49,194	48,494	150,714	144,563
Depreciation and amortization	21,447	18,991	63,780	55,968
Other general taxes	5,111	4,878	15,579	14,730
Total Operating Expenses	120,913	108,275	414,878	344,473
Operating Income	42,487	37,598	109,808	100,045

Other income, net	6,068	6,164	20,736	14,353
Interest expense, net	(6,652)	(6,079)	(19,686)	(17,591)
Income before income taxes	41,903	37,683	110,858	96,807
Income tax provision	(8,183)	(2,766)	(20,957)	(4,106)
Net Income	$33,720	$34,917	$89,901	$92,701

Earnings Per Share of Common Stock
Basic	$0.93	$0.97	$2.49	$2.56
Diluted	$0.93	$0.97	$2.49	$2.56

Dividends per share of common stock	$0.408	$0.388	$1.183	$1.128

Weighted Average Shares Outstanding
Basic	36,163	36,163	36,163	36,163
Diluted	36,176	36,170	36,174	36,176

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2022	2021
Operating Activities:
Net income	$89,901	$92,701
Items not affecting cash:
Depreciation and amortization	63,780	55,968
Deferred income taxes	18,021	1,955
Provision for doubtful receivables	1,323	1,163
Employee benefit plan cost (credit)	(6,087)	(935)
Equity earnings in investments	(6,626)	(7,440)
Other items	(2,821)	(618)
Changes in working capital items:
Increase in current assets	(5,992)	(11,240)
(Decrease) increase in current liabilities	(5,831)	4,429
Dividends from investments	5,964	5,842
Cash contributions to pension and other postretirement plans	(5,095)	(4,823)
Other noncurrent items, net	(2,255)	4,295
Cash Provided by Operating Activities	144,282	141,297

Investing Activities:
Capital expenditures	(133,409)	(114,142)
Capital contributions to investments	(3,938)	(4,227)
Other	128	22
Cash Used for Investing Activities	(137,219)	(118,347)

Financing Activities:
Cash dividends paid on common stock	(42,763)	(40,774)
Repayments of long-term debt	(3,655)	(3,567)
Issuance of long-term debt	—	100,000
Proceeds from (repayments of) short-term debt	34,500	(52,500)
Other	(745)	(1,503)
Cash (Used for) Provided by Financing Activities	(12,663)	1,656

Change in cash, cash equivalents, and restricted cash	(5,600)	24,606
Cash, cash equivalents, and restricted cash at beginning of period	18,835	47,039
Cash, cash equivalents, and restricted cash at end of period	$13,235	$71,645

Supplemental disclosures of cash flow information:
Significant noncash investing activities:
Accrued capital expenditures	$11,218	$8,213

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Balance Sheets (unaudited)

(In thousands)

	September 30,	December 31,
ASSETS	2022	2021
Current Assets:
Cash and cash equivalents	$10,615	$17,438
Accounts receivable, less reserves of $7,633 and $6,940, respectively	44,460	46,205
Other accounts receivable, less reserves of $1,069 and $1,364, respectively	13,863	16,094
Unbilled revenues	22,975	34,812
Materials and supplies, at average cost	32,208	29,863
Fuel for electric generation, at average cost	7,021	6,429
Stored natural gas, at average cost	36,167	15,668
Prepaid taxes	13,106	20,214
Regulatory assets - current	3,685	1,465
Other current assets	15,747	11,183
Total Current Assets	199,847	199,371
Other long-term receivables	574	1,155
Regulatory assets	110,807	107,547
Pension benefit asset	71,104	58,757
Other deferred assets and other	24,888	27,548
Property, Plant, and Equipment:
Property, plant, and equipment, net	1,848,053	1,828,171
Construction work in progress	106,451	50,603
Total Property, Plant, and Equipment	1,954,504	1,878,774
Investments	103,962	98,754
Total Assets	$2,465,686	$2,371,906

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$54,282	$4,889
Short-term debt	40,000	5,500
Accounts payable	60,227	64,149
Accrued interest and taxes	7,819	10,385
Accrued payroll related items	10,464	12,951
Regulatory liabilities - current	14,611	9,365
Derivative liabilities	—	2,140
Other current liabilities	7,390	8,468
Total Current Liabilities	194,793	117,847
Other Credits:
Deferred income taxes	245,584	231,149
Investment tax credit - deferred	49,242	44,836
Regulatory liabilities	155,260	154,298
Accrued pension and other postretirement benefits	72,001	73,085
Finance lease liabilities	17,189	17,322
Other deferred liabilities and other	94,851	91,690
Total Other Credits	634,127	612,380
Capitalization:
Common shareholders' equity	1,075,200	1,027,468
Long-term debt	561,566	614,211
Total Capitalization	1,636,766	1,641,679
Commitments and contingencies (see Footnote 8)
Total Liabilities and Capitalization	$2,465,686	$2,371,906

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Common Equity (unaudited)

(In thousands, except per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income/(Loss)	Total
Three Months Ended September 30, 2021
Beginning Balance	36,163	$36,163	$394,686	$576,452	$—	$1,007,301
Net income				34,917		34,917
Common stock dividends declared ($0.388 per share)				(14,013)		(14,013)
Equity-based compensation plans and other			80			80
Ending Balance - September 30, 2021	36,163	$36,163	$394,766	$597,356	$—	$1,028,285

Three Months Ended September 30, 2022
Beginning Balance	36,163	$36,163	$395,338	$624,556	$—	$1,056,057
Net income				33,720		33,720
Common stock dividends declared ($0.408 per share)				(14,736)		(14,736)
Equity-based compensation plans and other			159			159
Ending Balance - September 30, 2022	36,163	$36,163	$395,497	$643,540	$—	$1,075,200

Nine Months Ended September 30, 2021
Beginning Balance	36,163	$36,163	$394,408	$545,429	$—	$976,000
Net income				92,701		92,701
Common stock dividends declared ($1.128 per share)				(40,774)		(40,774)
Equity-based compensation plans and other			358			358
Ending Balance - September 30, 2021	36,163	$36,163	$394,766	$597,356	$—	$1,028,285

Nine Months Ended September 30, 2022
Beginning Balance	36,163	$36,163	$394,903	$596,402	$—	$1,027,468
Net income				89,901		89,901
Common stock dividends declared ($1.183 per share)				(42,763)		(42,763)
Equity-based compensation plans and other			594			594
Ending Balance - September 30, 2022	36,163	$36,163	$395,497	$643,540	$—	$1,075,200

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Income (unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating Revenues:
Electric revenues	$133,090	$121,853	$355,381	$324,574
Gas revenues	30,310	24,020	169,305	119,944
Total Operating Revenues	163,400	145,873	524,686	444,518

Operating Expenses:
Fuel for electric generation	21,045	18,486	48,410	42,570
Purchased power	9,593	8,646	35,757	28,914
Cost of gas sold	14,523	8,780	100,638	57,728
Other operations and maintenance	48,989	48,315	150,024	143,978
Depreciation and amortization	21,447	18,991	63,780	55,968
Other general taxes	5,106	4,878	15,573	14,730
Total Operating Expenses	120,703	108,096	414,182	343,888
Operating Income	42,697	37,777	110,504	100,630

Other income, net	4,430	3,306	12,467	6,375
Interest expense, net	(6,662)	(6,089)	(19,709)	(17,623)
Income before income taxes	40,465	34,994	103,262	89,382
Income tax provision	(7,664)	(1,993)	(18,781)	(1,853)
Net Income	$32,801	$33,001	$84,481	$87,529
Less: Net Income Attributable to Noncontrolling Interest, net of tax	(5,603)	(5,627)	(15,947)	(16,755)
Net Income Attributable to MGE	$27,198	$27,374	$68,534	$70,774

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2022	2021
Operating Activities:
Net income	$84,481	$87,529
Items not affecting cash:
Depreciation and amortization	63,780	55,968
Deferred income taxes	17,706	1,375
Provision for doubtful receivables	1,323	1,163
Employee benefit plan cost (credit)	(6,087)	(935)
Other items	(636)	864
Changes in working capital items:
Increase in current assets	(7,238)	(11,777)
(Decrease) increase in current liabilities	(3,642)	2,528
Cash contributions to pension and other postretirement plans	(5,095)	(4,823)
Other noncurrent items, net	(2,806)	3,559
Cash Provided by Operating Activities	141,786	135,451

Investing Activities:
Capital expenditures	(133,409)	(114,142)
Other	(680)	(1,449)
Cash Used for Investing Activities	(134,089)	(115,591)

Financing Activities:
Cash dividends paid to parent by MGE	(21,000)	—
Distributions to parent from noncontrolling interest	(17,500)	(10,500)
Repayments of long-term debt	(3,655)	(3,567)
Issuance of long-term debt	—	100,000
Proceeds from (repayments of) short-term debt	34,500	(52,500)
Other	(745)	(1,503)
Cash (Used for) Provided by Financing Activities	(8,400)	31,930

Change in cash, cash equivalents, and restricted cash	(703)	51,790
Cash, cash equivalents, and restricted cash at beginning of period	7,798	6,404
Cash, cash equivalents, and restricted cash at end of period	$7,095	$58,194

Supplemental disclosures of cash flow information:
Significant noncash investing activities:
Accrued capital expenditures	$11,218	$8,213

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Balance Sheets (unaudited)

(In thousands)

	September 30,	December 31,
ASSETS	2022	2021
Current Assets:
Cash and cash equivalents	$4,475	$6,401
Accounts receivable, less reserves of $7,633 and $6,940, respectively	44,460	46,205
Affiliate receivables	542	558
Other accounts receivable, less reserves of $1,069 and $1,364, respectively	13,862	16,092
Unbilled revenues	22,975	34,812
Materials and supplies, at average cost	32,208	29,863
Fuel for electric generation, at average cost	7,021	6,429
Stored natural gas, at average cost	36,167	15,668
Prepaid taxes	13,488	19,379
Regulatory assets - current	3,685	1,465
Other current assets	15,679	11,071
Total Current Assets	194,562	187,943
Affiliate receivable long-term	1,191	1,589
Regulatory assets	110,807	107,547
Pension benefit asset	71,104	58,757
Other deferred assets and other	24,995	27,907
Property, Plant, and Equipment:
Property, plant, and equipment, net	1,848,081	1,828,199
Construction work in progress	106,451	50,603
Total Property, Plant, and Equipment	1,954,532	1,878,802
Investments	99	230
Total Assets	$2,357,290	$2,262,775

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$54,282	$4,889
Short-term debt	40,000	5,500
Accounts payable	60,206	64,130
Accrued interest and taxes	7,774	10,649
Accrued payroll related items	10,464	12,951
Regulatory liabilities - current	14,611	9,365
Derivative liabilities	—	2,140
Other current liabilities	7,389	5,968
Total Current Liabilities	194,726	115,592
Other Credits:
Deferred income taxes	213,005	198,885
Investment tax credit - deferred	49,242	44,836
Regulatory liabilities	155,260	154,298
Accrued pension and other postretirement benefits	72,001	73,085
Finance lease liabilities	17,189	17,322
Other deferred liabilities and other	95,926	92,152
Total Other Credits	602,623	580,578
Capitalization:
Common shareholder's equity	851,341	803,807
Noncontrolling interest	147,034	148,587
Total Equity	998,375	952,394
Long-term debt	561,566	614,211
Total Capitalization	1,559,941	1,566,605
Commitments and contingencies (see Footnote 8)
Total Liabilities and Capitalization	$2,357,290	$2,262,775

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Equity (unaudited)

(In thousands)

					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling
	Shares	Value	Capital	Earnings	Income/(Loss)	Interest	Total
Three Months Ended September 30, 2021
Beginning balance	17,348	$17,348	$252,917	$503,551	$—	$144,824	$918,640
Net income				27,374		5,627	33,001
Distributions to parent from noncontrolling interest						(3,000)	(3,000)
Ending Balance - September 30, 2021	17,348	$17,348	$252,917	$530,925	$—	$147,451	$948,641

Three Months Ended September 30, 2022
Beginning balance	17,348	$17,348	$252,917	$562,878	$—	$145,681	$978,824
Net income				27,198		5,603	32,801
Cash dividends paid to parent by MGE				(9,000)			(9,000)
Distributions to parent from noncontrolling interest						(4,250)	(4,250)
Ending Balance - September 30, 2022	17,348	$17,348	$252,917	$581,076	$—	$147,034	$998,375

Nine Months Ended September 30, 2021
Beginning balance	17,348	$17,348	$252,917	$460,151	$—	$141,196	$871,612
Net income				70,774		16,755	87,529
Distributions to parent from noncontrolling interest						(10,500)	(10,500)
Ending Balance - September 30, 2021	17,348	$17,348	$252,917	$530,925	$—	$147,451	$948,641

Nine Months Ended September 30, 2022
Beginning balance	17,348	$17,348	$252,917	$533,542	$—	$148,587	$952,394
Net income				68,534		15,947	84,481
Cash dividends paid to parent by MGE				(21,000)			(21,000)
Distributions to parent from noncontrolling interest						(17,500)	(17,500)
Ending Balance - September 30, 2022	17,348	$17,348	$252,917	$581,076	$—	$147,034	$998,375

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc., and Madison Gas and Electric Company

Notes to Consolidated Financial Statements (unaudited)

September 30, 2022

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

The accompanying consolidated financial statements as of September 30, 2022, and during the three and nine months ended, are unaudited but include all adjustments that MGE Energy and MGE management consider necessary for a fair statement of their respective financial statements. All adjustments are of a normal, recurring nature except as otherwise disclosed. The year-end consolidated balance sheet information was derived from the audited balance sheet appearing in the 2021 Annual Report on Form 10-K but does not include all disclosures required by accounting principles generally accepted in the United States of America. These notes should be read in conjunction with the financial statements and the notes on pages 61 through 115 of the 2021 Annual Report on Form 10-K.

b.
Cash, Cash Equivalents, and Restricted Cash.

The following table presents the components of total cash, cash equivalents, and restricted cash on the consolidated balance sheets.

	MGE Energy		MGE
	September 30,	December 31,	September 30,	December 31,
(In thousands)	2022	2021	2022	2021
Cash and cash equivalents	$10,615	$17,438	$4,475	$6,401
Restricted cash	651	847	651	847
Receivable - margin account	1,969	550	1,969	550
Cash, cash equivalents, and restricted cash	$13,235	$18,835	$7,095	$7,798

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

c.
Property, Plant, and Equipment.

Columbia.

An asset that will be retired in the near future and substantially in advance of its previously expected retirement date is subject to abandonment accounting. In the second quarter of 2021, the operator of Columbia received approval from MISO to retire Columbia Units 1 and 2. The co-owners initially intended to retire Unit 1 by the end of 2023 and Unit 2 by the end of 2024. In June 2022, the target retirement date for both Units was updated to June 2026 after consideration by the owners of supply chain disruptions impacting the completion dates of current and planned renewable generation projects and the impact of those delays upon energy supply availability, reliability and cost. The postponement is not expected to affect MGE's goal to achieve 80% carbon reduction by 2030. Final timing and retirement dates are subject to change depending on operational, regulatory, and other factors. As of September 30, 2022, early retirement of Columbia was probable.

The net book value of our ownership share of this generating unit was $150.9 million as of September 30, 2022. This amount was classified as plant to be retired within "Property, plant, and equipment, net" on the consolidated balance sheets. Assets for Columbia Unit 1 and Unit 2 are currently included in rate base, and MGE continues to depreciate them on a straight-line basis using the composite depreciation rates approved by the PSCW that included retirement dates of 2029 for Unit 1 and 2038 for Unit 2. MGE is currently seeking approval from the PSCW in its 2023 electric rate case limited reopener to revise the depreciation schedule for Columbia Unit 2 to 2029 to align with Unit 1. See Footnote 9 for further details on MGE's rate proceedings.

If it becomes probable that regulators will disallow full recovery or a return on the remaining net book value of a generating unit that is either abandoned or probable of being abandoned, an impairment loss would be required. An impairment loss would be recorded to the extent that the remaining net book value of the generating unit exceeds the present value of the amount expected to be recovered from ratepayers. No impairment was recorded as of September 30, 2022.

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

MGE Transco and MGEE Transco have accounted for their investments in ATC and ATC Holdco, respectively, under the equity method of accounting. Equity earnings from investments are recorded as "Other income" on the consolidated statements of income of MGE Energy. MGE Transco recorded the following amounts related to its investment in ATC:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2022	2021	2022	2021
Equity earnings from investment in ATC	$1,473	$2,500	$6,543	$7,333
Dividends received from ATC	2,005	1,942	5,964	5,842
Capital contributions to ATC	536	—	2,319	—

ATC Holdco was formed in December 2016. ATC Holdco's transmission development activities have been suspended for the near term.

In October 2022, MGE Transco made a $0.4 million capital contribution to ATC.

ATC's summarized financial data is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2022	2021	2022	2021
Operating revenues	$169,779	$186,785	$552,383	$561,379
Operating expenses	(97,629)	(91,340)	(288,376)	(278,828)
Other income, net	272	123	1,020	1,164
Interest expense, net	(34,794)	(28,674)	(92,293)	(86,337)
Earnings before members' income taxes	$37,628	$66,894	$172,734	$197,378

MGE receives transmission and other related services from ATC. During the three and nine months ended September 30, 2022, MGE recorded $7.9 million and $23.6 million, respectively, for transmission services compared to $8.0 million and $24.0 million for comparable periods in 2021. MGE also provides a variety of operational, maintenance, and project management work for ATC, which is reimbursed by ATC. As of September 30, 2022, and December 31, 2021, MGE had a receivable due from ATC of $4.6 million and $7.0 million, respectively. The receivable is primarily related to transmission interconnection activities at Badger Hollow and Paris solar generation sites. MGE will be reimbursed for these costs after the new generation assets are placed into service.

4.
Taxes - MGE Energy and MGE.

Effective Tax Rate.

The consolidated income tax provision differs from the amount computed by applying the statutory federal income tax rate to income before income taxes, as follows:

	MGE Energy		MGE
Three Months Ended September 30,	2022	2021	2022	2021
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	6.2	6.2	6.2	6.2
Amortized investment tax credits	(0.6)	(1.2)	(0.7)	(1.3)
Credit for electricity from wind energy	(4.9)	(4.8)	(5.2)	(5.2)
AFUDC equity, net	(0.4)	(1.1)	(0.4)	(1.2)
Amortization of utility excess deferred tax - tax reform(a)	(1.7)	(12.4)	(1.8)	(13.5)
Other, net, individually insignificant	(0.1)	(0.4)	(0.2)	(0.3)
Effective income tax rate	19.5%	7.3%	18.9%	5.7%

	MGE Energy		MGE
Nine Months Ended September 30,	2022	2021	2022	2021
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	6.2	6.2	6.2	6.2
Amortized investment tax credits	(0.7)	(1.4)	(0.7)	(1.5)
Credit for electricity from wind energy	(5.3)	(6.0)	(5.7)	(6.6)
AFUDC equity, net	(0.4)	(1.0)	(0.5)	(1.1)
Amortization of utility excess deferred tax - tax reform(a)	(1.8)	(14.5)	(1.9)	(15.9)
Other, net, individually insignificant	(0.1)	(0.1)	(0.2)	—
Effective income tax rate	18.9%	4.2%	18.2%	2.1%

(a)
Included are impacts of the 2017 Tax Act for the regulated utility for excess deferred taxes recognized using a normalization method of accounting in recognition of IRS rules that restrict the rate at which the excess deferred taxes may be returned to utility customers. For the three months ended September 30, 2022 and 2021, MGE recognized $1.0 million and $0.7 million, respectively. For the nine months ended September 30, 2022 and 2021, MGE recognized $2.9 million and $2.0 million, respectively. Included in the 2021 rate settlement was a one-time return to customers of the electric portion of excess deferred taxes related to the 2017 Tax Act not restricted by IRS normalization rules. For the three and nine months ended September 30, 2021, MGE recognized $3.3 million and $9.9 million, respectively. Included in the 2022 and 2023 rate settlement was a net collection from customers of the gas portion of deficient deferred taxes related to the 2017 Tax Act not restricted by IRS normalization rules. For the three and nine months ended September 30, 2022, MGE recognized $0.3 million and $1.0 million, respectively.

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

The following table presents the components of net periodic benefit costs recognized.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2022	2021	2022	2021
Pension Benefits
Components of net periodic benefit cost:
Service cost	$1,266	$1,432	$3,798	$4,296
Interest cost	2,791	2,280	8,371	6,840
Expected return on assets	(7,848)	(7,372)	(23,543)	(22,115)
Amortization of:
Prior service credit	(5)	(31)	(15)	(93)
Actuarial loss	604	1,662	1,812	4,985
Net periodic benefit (credit) cost	$(3,192)	$(2,029)	$(9,577)	$(6,087)

Postretirement Benefits
Components of net periodic benefit cost:
Service cost	$323	$362	$970	$1,086
Interest cost	485	387	1,455	1,161
Expected return on assets	(842)	(819)	(2,524)	(2,457)
Amortization of:
Transition obligation	1	1	2	2
Prior service credit	(74)	(379)	(223)	(1,138)
Actuarial loss	37	123	109	370
Net periodic benefit (credit) cost	$(70)	$(325)	$(211)	$(976)

As approved by the PSCW, MGE is allowed to defer differences between actual employee benefit plan costs and costs reflected in current rates. The deferred costs may be recovered or refunded in MGE's next rate filing. During the three and nine months ended September 30, 2022, MGE recovered $0.2 million and $0.8 million of pension and other postretirement costs, respectively, compared to approximately $0.3 million and $3.9 million for the comparable periods in 2021. The recovery of these costs reduced the amount previously deferred and has not been reflected in the table above.

During the three and nine months ended September 30, 2022, MGE deferred and recorded as a regulatory liability $0.3 million and $1.1 million, respectively, of savings from employee benefit plan costs compared to $2.8 million and $5.4 million for the comparable periods in 2021. During the three and nine months ended September 30, 2022, MGE refunded in rates $1.0 million and $3.1 million, respectively, of savings from 2021 employee benefit plan costs. The deferred savings has not been reflected in the table above.

6.
Equity and Financing Arrangements.

a.
Common Stock - MGE Energy.

MGE Energy sells shares of its common stock through its Direct Stock Purchase and Dividend Reinvestment Plan (the Stock Plan). Those shares may be newly issued shares or shares that are purchased in the open market by an independent agent for participants in the Stock Plan. Sales of newly issued shares under the Stock Plan are covered by a shelf registration statement that MGE Energy filed with the SEC.

During the three and nine months ended September 30, 2022 and 2021, MGE Energy issued no new shares of common stock under the Stock Plan.

b.
Dilutive Shares Calculation - MGE Energy.

As of September 30, 2022, 10,331 shares were included in the calculation of diluted earnings per share related to nonvested equity awards. See Footnote 7 for additional information on share-based compensation awards.

c.
Long-Term Debt Issuance - MGE Energy and MGE.

On November 1, 2022, MGE entered into a private placement Note Purchase Agreement in which it committed to issue $25 million of new long-term debt (Series A), carrying an interest rate of 5.43% per annum over its 10-year life, $15 million of new long-term debt (Series B), carrying an interest rate of 5.43% per annum over its 10-year life, and $35 million of new long-term debt (Series C), carrying an interest rate of 5.53% per annum over its 12-year life. Funding will occur on December 1, 2022 for Series A and on February 28, 2023 for Series B and Series C. The proceeds of the debt financing will be used to assist with capital expenditures and other corporate obligations. The covenants of this debt are substantially consistent with MGE's existing unsecured long-term debt.

7.
Share-Based Compensation - MGE Energy and MGE.

During the three and nine months ended September 30, 2022, MGE recorded $0.6 million in compensation benefit and $0.1 million in compensation expense, respectively, related to share-based compensation awards under the 2006 Performance Unit Plan, the 2020 Performance Unit Plan, the 2013 Director Incentive Plan, and the 2021 Long-Term Incentive Plan (2021 Plan) compared to $0.3 million and $1.6 million in compensation expense for the comparable periods in 2021.

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

The Elm Road Units must satisfy the ELG rule's requirements no later than December 2023, as determined by the permitting authority. In December 2021, the PSCW approved a CA application for installation of additional wastewater treatment equipment to comply with the ELG Rule. MGE's share of the costs to comply with the rule is estimated to be approximately $4 million. Construction began in March 2022 and will extend into 2023.

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

•
The EPA's rule to regulate ambient levels of ozone through the 2015 Ozone National Ambient Air Quality Standards (NAAQS).

The Elm Road Units are located in Milwaukee County, Wisconsin, a nonattainment area. In October 2022, the EPA reclassified Milwaukee County from "marginal" to "moderate" nonattainment under the 2015 ozone NAAQS. The Wisconsin Department of Natural Resources (WDNR) must develop a State Implementation Plan (SIP) for the area, and this reclassification will result in more stringent SIP requirements for both constructing new development and modifying or expanding existing plants in the area. The deadline for moderate classified areas to meet attainment standards is August 2024. MGE will continue to monitor the WDNR's SIP development and the extent to which the requirements will impact the Elm Road Units. At this time, the operator of the Elm Road Units does not expect that the 2015 Ozone NAAQS will have a material effect on its existing plants based on final designations.

•
Rules regulating nitrogen oxide (NOx) and sulfur dioxide (SO2) emissions, including the Cross State Air Pollution Rule (CSAPR) and Clean Air Visibility Rule.

The EPA's CSAPR and its progeny are a suite of interstate air pollution transport rules designed to reduce ozone and fine particulate (PM2.5) ambient air levels in areas that the EPA has determined as being significantly impacted by pollution from upwind states. This is accomplished in the CSAPR through a reduction in SO2 and NOx from qualifying fossil-fuel fired power plants in upwind "contributing" states. NOx and SO2 contribute to fine particulate pollution and NOx contributes to ozone formation in downwind areas. Reductions are generally achieved through a cap-and-trade system. Individual plants can meet their caps through reducing emissions and/or buying allowances on the market.

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

•
The EPA's Coal Combustion Residuals (CCR) Rule.

The CCR rule regulates as a solid waste coal ash from burning coal for the purpose of generating electricity and defines what ash use activities would be considered generally exempt beneficial reuse of coal ash. The CCR rule also regulates landfills, ash ponds, and other surface impoundments used for coal combustion residuals by regulating their design, location, monitoring, and operation. The CCR rule requires owners or operators of coal-fired power plants to stop transporting CCR and non-CCR wastewater to unlined surface impoundments. In addition, regulated entities must initiate impoundment closure as soon as feasible and in no event later than April 2021, unless the EPA grants an extension. A site-specific extension to initiate closure of the primary ash pond at Columbia by December 31, 2022 was requested. The EPA has not formally approved the extension.

In July 2021, the PSCW approved a CA application filed by MGE and the other owners of Columbia to install technology required to cease bottom ash transport water discharges rather than extend the longevity of the ash ponds. Construction of the coal combustion residuals system that will replace the unlined surface impoundment is undergoing final testing. Construction is expected to be completed by the end of 2022. MGE's share of the costs of the project is expected to be approximately $4 million.

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
Purchase Contracts - MGE Energy and MGE.

MGE Energy and MGE have entered into various commodity supply, transportation, and storage contracts to meet their obligations to deliver electricity and natural gas to customers. Management expects to recover these costs in future customer rates. The following table shows future commitments related to purchase contracts as of September 30, 2022:

(In thousands)	2022	2023	2024	2025	2026	Thereafter
Coal(a)	$11,461	$26,323	$18,216	$9,043	$2,922	$—
Natural gas
Transportation and storage(b)	9,069	31,660	31,660	31,660	18,265	14,449
Supply(c)	24,959	25,682	—	—	—	—
Renewable energy(d)	5,847	3,108	2,025	2,040	2,056	28,529
	$51,336	$86,773	$51,901	$42,743	$23,243	$42,978

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
(d)
Operational commitments for solar and wind facilities.

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

	Fuel Costs (in millions)	Refund or Recovery Period
2019 deferred fuel savings	$(1.5)(a)	January 2021 through December 2021
2020 deferred fuel savings	$(3.2)(a)	October 2021
2021 deferred fuel costs	3.3(a)	January 2023 through December 2023(b)
2022 deferred fuel costs	$4.4	(c)

(a)
There was no change to the recovery (refund) in the fuel rules proceedings from the amount MGE deferred.
(b)
In August 2022, the PSCW issued a final decision in the 2021 fuel rules proceedings for MGE to include the recovery of these costs as part of the 2023 electric limited reopener.
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

b.
Notional Amounts.

The gross notional volume of open derivatives is as follows:

	September 30, 2022		December 31, 2021
Commodity derivative contracts	293,200	MWh	278,000	MWh
Commodity derivative contracts	8,235,000	Dth	5,735,000	Dth
FTRs	3,015	MW	2,127	MW
PPA	—	MW	250	MW

c.
Financial Statement Presentation.

MGE purchases and sells exchange-traded and over-the-counter options, swaps, and future contracts. These arrangements are primarily entered into to help stabilize the price risk associated with gas or power purchases. These transactions are employed by both MGE's gas and electric segments. Additionally, as a result of the firm transmission agreements that MGE holds on electricity transmission paths in the MISO market, MGE holds financial transmission rights (FTRs). An FTR is a financial instrument that entitles the holder to a stream of revenues or charges based on the differences in hourly day-ahead energy prices between two points on the transmission grid. The fair values of these instruments are offset with a corresponding regulatory asset/liability depending on whether they are in a net loss/gain position. Depending on the nature of the instrument, the gain or loss associated with these transactions will be reflected as cost of gas sold, fuel for electric generation, or purchased power expense in the delivery month applicable to the instrument. As of September 30, 2022, and December 31, 2021, the fair value of exchange traded derivatives and FTRs exceeded their cost basis by $5.2 million and $2.8 million, respectively.

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

	Derivative	Derivative
(In thousands)	Assets	Liabilities	Balance Sheet Location
September 30, 2022
Commodity derivative contracts(a)	$8,793	$4,533	Other current assets
Commodity derivative contracts(a)	932	81	Other deferred charges
FTRs	102	—	Other current assets

December 31, 2021
Commodity derivative contracts(b)	$2,959	$811	Other current assets
Commodity derivative contracts(b)	420	38	Other deferred charges
FTRs	227	—	Other current assets
PPA	N/A	2,140	Derivative liability (current)

(a)
No collateral was posted against derivative positions as of September 30, 2022.

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

Offsetting of Derivative Assets

(In thousands)	Gross Amounts	Gross Amounts Offset in Balance Sheets	Collateral Posted Against Derivative Positions	Net Amount Presented in Balance Sheets
September 30, 2022
Commodity derivative contracts	$9,725	$(4,614)	$—	$5,111
FTRs	102	—	—	102

December 31, 2021
Commodity derivative contracts	$3,379	$(849)	$(1,254)	$1,276
FTRs	227	—	—	227

Offsetting of Derivative Liabilities

(In thousands)	Gross Amounts	Gross Amounts Offset in Balance Sheets	Collateral Posted Against Derivative Positions	Net Amount Presented in Balance Sheets
September 30, 2022
Commodity derivative contracts	$4,614	$(4,614)	$—	$—

December 31, 2021
Commodity derivative contracts	$849	$(849)	$—	$—
PPA	2,140	—	—	2,140

The following tables summarize the unrealized and realized gains/losses related to the derivative instruments on the consolidated balance sheets and the consolidated statements of income.

	2022		2021
(In thousands)	Current and Long-Term Regulatory Asset (Liability)	Other Current Assets	Current and Long-Term Regulatory Asset (Liability)	Other Current Assets
Three Months Ended September 30:
Balance as of July 1,	$(8,484)	$(161)	$2,581	$520
Unrealized gain	(4,385)	—	(18,677)	—
Realized gain (loss) reclassified to a deferred account	1,122	(1,122)	65	(65)
Realized gain reclassified to income statement	6,534	1,916	2,356	311
Balance as of September 30,	$(5,213)	$633	$(13,675)	$766

Nine Months Ended September 30:
Balance as of January 1,	$(617)	$770	$13,989	$1,162
Unrealized gain	(21,706)	—	(30,314)	—
Realized gain (loss) reclassified to a deferred account	3,952	(3,952)	(351)	351
Realized gain (loss) reclassified to income statement	13,158	3,815	3,001	(747)
Balance as of September 30,	$(5,213)	$633	$(13,675)	$766

	Realized Losses (Gains)
	2022		2021
(In thousands)	Fuel for Electric Generation/ Purchased Power	Cost of Gas Sold	Fuel for Electric Generation/ Purchased Power	Cost of Gas Sold
Three Months Ended September 30:
Commodity derivative contracts	$(8,698)	$36	$(1,586)	$—
FTRs	212	—	(132)	—
PPA	—	—	(949)	—

Nine Months Ended September 30:
Commodity derivative contracts	$(14,343)	$(800)	$(2,107)	$1,055
FTRs	812	—	(443)	—
PPA	(2,642)	—	(759)	—

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

Certain counterparties extend MGE a credit limit. If MGE exceeds these limits, the counterparties may require collateral to be posted. As of September 30, 2022, and December 31, 2021, no counterparties were in a net liability position.

Nonperformance of counterparties to the non-exchange traded derivatives could expose MGE to credit loss. However, MGE enters into transactions only with companies that meet or exceed strict credit guidelines, and it monitors these counterparties on an ongoing basis to mitigate nonperformance risk in its portfolio. As of September 30, 2022, no counterparties had defaulted.

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

	September 30, 2022		December 31, 2021
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt(a)	$619,794	$549,585	$623,449	$729,914

(a)
Includes long-term debt due within one year. Excludes debt issuance costs and unamortized discount of $3.9 million and $4.3 million as of September 30, 2022, and December 31, 2021, respectively.
b.
Recurring Fair Value Measurements.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis.

	Fair Value as of September 30, 2022
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Derivatives, net(b)	$9,827	$5,446	$—	$4,381
Exchange-traded investments	1,504	1,504	—	—
Total Assets	$11,331	$6,950	$—	$4,381
Liabilities:
Derivatives, net(b)	$4,614	$4,087	$—	$527
Deferred compensation	3,782	—	3,782	—
Total Liabilities	$8,396	$4,087	$3,782	$527

MGE
Assets:
Derivatives, net(b)	$9,827	$5,446	$—	$4,381
Exchange-traded investments	99	99	—	—
Total Assets	$9,926	$5,545	$—	$4,381
Liabilities:
Derivatives, net(b)	$4,614	$4,087	$—	$527
Deferred compensation	3,782	—	3,782	—
Total Liabilities	$8,396	$4,087	$3,782	$527

	Fair Value as of December 31, 2021
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Derivatives, net(c)	$3,606	$1,170	$—	$2,436
Exchange-traded investments	1,296	1,296	—	—
Total Assets	$4,902	$2,466	$—	$2,436
Liabilities:
Derivatives, net	$2,989	$731	$—	$2,258
Deferred compensation	3,653	—	3,653	—
Total Liabilities	$6,642	$731	$3,653	$2,258

MGE
Assets:
Derivatives, net(c)	$3,606	$1,170	$—	$2,436
Exchange-traded investments	230	230	—	—
Total Assets	$3,836	$1,400	$—	$2,436
Liabilities:
Derivatives, net	$2,989	$731	$—	$2,258
Deferred compensation	3,653	—	3,653	—
Total Liabilities	$6,642	$731	$3,653	$2,258

(b)
No collateral was posted against derivative positions as of September 30, 2022.

(c)
As of December 31, 2021 MGE received collateral of $1.3 million from counterparties under a master netting agreement for outstanding exchange traded derivative positions. The fair value of the derivative asset disclosed in this table has not been reduced for the collateral received.

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

The following table summarizes the changes in Level 3 commodity derivative assets and liabilities measured at fair value on a recurring basis.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2022	2021	2022	2021
Beginning balance	$8,959	$(4,533)	$178	$(14,055)
Realized and unrealized gains (losses):
Included in regulatory liability	(5,105)	8,122	3,675	17,644
Included in other comprehensive income	—	—	—	—
Included in earnings	6,609	2,476	13,607	2,686
Included in current assets	(73)	—	45	175
Purchases	108	6,638	11,911	18,899
Sales	—	—	—	—
Issuances	—	—	—	—
Settlements	(6,644)	(9,114)	(25,562)	(21,760)
Balance as of September 30,	$3,854	$3,589	$3,854	$3,589
Total gains (losses) included in earnings attributed to the change in unrealized gains (losses) related to assets and liabilities held as of September 30,(d)	$—	$—	$—	$—

The following table presents total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis(d).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2022	2021	2022	2021
Purchased power expense	$6,644	$2,476	$13,805	$3,113
Cost of gas sold expense	(35)	—	(198)	(427)
Total	$6,609	$2,476	$13,607	$2,686

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

	Ownership	Share of	Share of	Costs incurred as of September 30,	Estimated Date of Commercial
Project	Interest	Generation	Estimated Costs(a)	2022(a)	Operation
Red Barn(b)	10%	9.16 MW	$18 million	$0.6 million	Early 2023
Badger Hollow II(c)	33%	50 MW	$76 million(e)	$46.8 million(f)	First Half of 2023
Paris(d)	10%	31 MW	$51 million(e)	$21.8 million	2023(g)

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

MGE received specific approval to recover 100% AFUDC on Badger Hollow II and Paris. During the three and nine months ended September 30, 2022, MGE recognized $1.1 million and $2.1 million, respectively, after tax, in AFUDC for these projects compared to $0.2 million and $0.4 million for the comparable period in 2021.

13.
Revenue - MGE Energy and MGE.

Revenues disaggregated by revenue source were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30,		September 30,
Electric revenues	2022	2021	2022	2021
Residential	$45,154	$44,398	$123,183	$117,229
Commercial	65,468	60,996	177,877	161,270
Industrial	3,912	3,380	10,535	9,469
Other-retail/municipal	10,010	9,478	28,215	26,340
Total retail	124,544	118,252	339,810	314,308
Sales to the market	7,858	3,071	13,938	8,854
Other	474	316	1,167	948
Total electric revenues	132,876	121,639	354,915	324,110

Gas revenues
Residential	17,167	14,643	97,498	72,286
Commercial/Industrial	11,490	8,069	66,913	42,972
Total retail	28,657	22,712	164,411	115,258
Gas transportation	1,588	1,256	4,804	4,589
Other	65	52	90	97
Total gas revenues	30,310	24,020	169,305	119,944

Non-regulated energy revenues	214	214	466	464
Total Operating Revenue	$163,400	$145,873	$524,686	$444,518

14.
Segment Information - MGE Energy and MGE.

MGE Energy operates in the following business segments: electric utility, gas utility, nonregulated energy, transmission investment, and all other. See the 2021 Annual Report on Form 10-K for additional discussion of each of these segments.

(In thousands) MGE Energy	Electric	Gas	Non-Regulated Energy	Transmission Investment	All Others	Consolidation/ Elimination	Consolidated Total
Three Months Ended September 30, 2022
Operating revenues	$132,876	$30,310	$214	$—	$—	$—	$163,400
Interdepartmental revenues	24	12,465	10,405	—	—	(22,894)	—
Total operating revenues	132,900	42,775	10,619	—	—	(22,894)	163,400
Equity in earnings of investments	—	—	—	1,499	—	—	1,499
Net income (loss)	27,619	(394)	5,576	1,091	(172)	—	33,720

Three Months Ended September 30, 2021
Operating revenues	$121,639	$24,020	$214	$—	$—	$—	$145,873
Interdepartmental revenues	89	6,689	10,224	—	—	(17,002)	—
Total operating revenues	121,728	30,709	10,438	—	—	(17,002)	145,873
Equity in earnings of investments	—	—	—	2,532	—	—	2,532
Net income (loss)	27,833	(218)	5,386	1,842	74	—	34,917

Nine Months Ended September 30, 2022
Operating revenues	$354,915	$169,305	$466	$—	$—	$—	$524,686
Interdepartmental revenues	76	26,645	31,073	—	—	(57,794)	—
Total operating revenues	354,991	195,950	31,539	—	—	(57,794)	524,686
Equity in earnings of investments	—	—	—	6,626	—	—	6,626
Net income	55,248	12,782	16,451	4,821	599	—	89,901

Nine Months Ended September 30, 2021
Operating revenues	$324,110	$119,944	$464	$—	$—	$—	$444,518
Interdepartmental revenues	316	14,377	30,595	—	—	(45,288)	—
Total operating revenues	324,426	134,321	31,059	—	—	(45,288)	444,518
Equity in earnings of investments	—	—	—	7,440	—	—	7,440
Net income (loss)	59,979	11,615	15,935	5,413	(241)	—	92,701

(In thousands) MGE	Electric	Gas	Non-Regulated Energy	Consolidation/ Elimination	Consolidated Total
Three Months Ended September 30, 2022
Operating revenues	$132,876	$30,310	$214	$—	$163,400
Interdepartmental revenues	24	12,465	10,405	(22,894)	—
Total operating revenues	132,900	42,775	10,619	(22,894)	163,400
Net income (loss) attributable to MGE	27,619	(394)	5,576	(5,603)	27,198

Three Months Ended September 30, 2021
Operating revenues	$121,639	$24,020	$214	$—	$145,873
Interdepartmental revenues	89	6,689	10,224	(17,002)	—
Total operating revenues	121,728	30,709	10,438	(17,002)	145,873
Net income (loss) attributable to MGE	27,833	(218)	5,386	(5,627)	27,374

Nine Months Ended September 30, 2022
Operating revenues	$354,915	$169,305	$466	$—	$524,686
Interdepartmental revenues	76	26,645	31,073	(57,794)	—
Total operating revenues	354,991	195,950	31,539	(57,794)	524,686
Net income attributable to MGE	55,248	12,782	16,451	(15,947)	68,534

Nine Months Ended September 30, 2021
Operating revenues	$324,110	$119,944	$464	$—	$444,518
Interdepartmental revenues	316	14,377	30,595	(45,288)	—
Total operating revenues	324,426	134,321	31,059	(45,288)	444,518
Net income attributable to MGE	59,979	11,615	15,935	(16,755)	70,774

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
•
Other factors listed in "Item 1A. Risk Factors" in our 2021 Annual Report on Form 10-K.

During the three months ended September 30, 2022, MGE Energy's earnings were $33.7 million or $0.93 per share compared to $34.9 million or $0.97 per share during the same period in the prior year. MGE's earnings during the three months ended September 30, 2022, were $27.2 million compared to $27.4 million during the same period in the prior year.

During the nine months ended September 30, 2022, MGE Energy's earnings were $89.9 million or $2.49 per share compared to $92.7 million or $2.56 per share during the same period in the prior year. MGE's earnings during the nine months ended September 30, 2022, were $68.5 million compared to $70.8 million during the same period in the prior year.

MGE Energy's net income was derived from our business segments as follows:

	Three Months Ended		Nine Months Ended
(In millions)	September 30,		September 30,
Business Segment:	2022	2021	2022	2021
Electric Utility	$27.6	$27.8	$55.2	$60.0
Gas Utility	(0.4)	(0.2)	12.8	11.6
Nonregulated Energy	5.6	5.4	16.5	15.9
Transmission Investments	1.1	1.8	4.8	5.4
All Other	(0.2)	0.1	0.6	(0.2)
Net Income	$33.7	$34.9	$89.9	$92.7

Our net income during the three and nine months ended September 30, 2022, compared to the same periods in the prior year primarily reflects the effects of the following factors:

Electric Utility

An increase in electric investments contributed to earnings for 2022. Timing of 2021 depreciation and other operations and maintenance costs contributed to higher earnings in 2021. Depreciation and operations and maintenance costs increased during the remainder of 2021 and into 2022 after significant capital projects were completed. The new customer information system went live in September 2021 and Badger Hollow I was completed in November 2021. MGE received approval to recover 100% AFUDC during construction of these projects.

Gas Utility

An increase in gas investments contributed to increased earnings for 2022. Higher gas retail sales resulting from colder weather in the first half of 2022 contributed to higher earnings for the nine months ended September 30, 2022. Heating degree days (a measure for determining the impact of weather during the heating season) increased by approximately 7% in the first nine months of 2022 compared to the same period in the prior year.

Transmission Investments

In September 2022, our share of ATC's earnings reflected an estimated possible loss of approximately $0.8 million, inclusive of interest and net of tax, related to the August 2022 developments in the MISO transmission owners complaints on authorized return on equity. See additional information in "Other Matters" below.

The following developments affected the first nine months of 2022:

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

Project	Ownership Interest	Share of Generation	Share of Estimated Costs(a)	Costs Incurred as of September 30, 2022(a)	Estimated Date of Commercial Operation
Red Barn	10%	9.16MW	$18 million	$0.6 million	Early 2023
Badger Hollow II	33%	50 MW	$76 million	$46.8 million(b)(c)	First Half of 2023
Paris	10%	31 MW	$51 million	$21.8 million(b)	2023(d)

(a)
Excluding AFUDC.
(b)
MGE received specific approval to recover 100% AFUDC on Badger Hollow II and Paris. After tax, MGE recognized $1.9 million and $0.3 million of AFUDC equity through September 30, 2022, on Badger Hollow II and Paris, respectively, during construction. AFUDC has been excluded from the costs incurred in the table above.
(c)
Includes an allocation of common facilities at Badger Hollow placed in service in November 2021.
(d)
Battery storage timing to be determined.

Deferred Fuel Costs: MGE has under-recovered fuel costs through the nine months ended September 30, 2022. As of September 30, 2022, MGE had deferred $4.4 million of 2022 fuel costs. Coal transportation constraints resulted in reduced generation at Columbia, which required MGE to purchase power in the market at higher cost. We may continue to see increased fuel costs in the near term because of these coal transportation constraints. These costs will be subject to the PSCW's annual review of 2022 fuel costs, expected to be completed during 2023. See Footnote 9.b. of the Notes to Consolidated Financial Statements in this Report for further information regarding fuel cost proceedings.

In the near term, several items may affect us, including:

2021 Annual Fuel Proceeding: MGE under-recovered fuel costs in 2021. As of December 31, 2021, MGE had deferred $3.3 million of 2021 fuel costs. In August 2022, the PSCW issued a final decision in the 2021 fuel rules proceedings for MGE to include the recovery of these costs as part of the 2023 electric limited rate case reopener. There was no change to the costs to be recovered in the fuel rule proceedings from the amount MGE deferred in the previous year.

2023 Electric Limited Rate Case Reopener: In April 2022, MGE filed with the PSCW a proposed electric limited rate case reopener. The limited rate case reopener proposes a 4.38% increase to electric rates for 2023. See "Other Matters" below for additional information on the 2023 electric limited rate case reopener.

ATC Return on Equity: As discussed in "Other Matters" below, ATC's authorized ROE, which is used in calculating its rates and revenues, is the subject of a challenge before FERC. A decrease in ATC's ROE could result in lower equity earnings and distributions from ATC in the future. We derived approximately 5.1% and 5.7% of our net income during the nine months ended September 30, 2022 and 2021, respectively, from our investment in ATC.

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

Elm Road Units: In November 2021, MGE announced plans to end the use of coal as a primary fuel at the Elm Road Units and transition the plant to natural gas. MGE is a minority owner of Elm Road, owning 8.33%. The approximately 1,230 MW coal-fired plant is co-owned by WEC Energy Group, whose subsidiary serves as operator, and by WPPI Energy, Inc. Transition plans and costs will be subject to PSCW approval. MGE's remaining use of coal is expected to be further reduced as the Elm Road Units transition to natural gas. By the end of 2030, MGE expects coal to be used only as a backup fuel at the Elm Road Units. This transition will help MGE meet its 2030 carbon reduction goals. By 2035, MGE expects that the Elm Road Units will be fully transitioned away from coal, which will eliminate coal as an internal generation source for MGE.

•
Growing renewable generation. MGE is seeking to acquire a joint interest in several renewable generation projects. See the 2022-2025 capital expenditures forecast included under "Liquidity and Capital Resources" below for information on these projects.

•
Natural gas as a fuel source. West Riverside: MGE is seeking approval for a sale and purchase of ownership interest in West Riverside. See the 2022-2025 capital expenditures forecast included under "Liquidity and Capital Resources" below for information on West Riverside.

Solar Procurement Disruptions – Import Regulations: In June 2021, the U.S. Customs and Border Protection (CBP) issued a Withhold Release Order (WRO) against silica-based products made by Hoshine Silicon Industry Co. Ltd., a company located in China's Xinjiang Uyghur Autonomous Region. As a result of this WRO, CBP is holding many solar panels imported into the United States until importers can prove that the panels do not contain materials originating from this region. The Uyghur Forced Labor Protection Act, a federal law that became effective on June 21, 2022, further established that all goods mined, produced, or manufactured wholly or in part in Xinjiang or by certain defined entities are prohibited from U.S. importation. MGE is currently assessing the potential impact of these disruptions on current and future solar projects which may result in an increase in costs or delays in construction timelines. In the event that such disruptions cause costs to exceed the levels approved for specific projects, we expect to file a notification with the PSCW and expect to request recovery of any increases in MGE’s next rate proceeding.

Solar Procurement Disruptions – Solar Tariff Investigation: In March 2022, the U.S. Department of Commerce (USDOC) announced a solar tariff investigation on solar panels from four Southeast Asian countries. This investigation could result in additional tariffs on solar panels. In June 2022, the USDOC issued a 24-month exemption from tariffs for solar panel and module imports from these four countries. MGE is currently assessing the potential impact of these disruptions on current and future solar projects which may result in an increase in costs or delays in construction timelines. In the event that such disruptions cause costs to exceed the levels approved for specific projects, we expect to file a notification with the PSCW and expect to request recovery of any increases in MGE’s next rate proceeding.

COVID-19 Update: MGE Energy continues to provide safe and reliable service to our customers despite the challenges presented by the COVID-19 and its variants. We have operated continuously throughout the pandemic and suffered no material disruptions in service or employment. We continue to monitor potential disruptions or constraints in materials and supplies from key suppliers and as well as macroeconomic trends, such as inflation. We could experience increased costs and delays in our ability to perform certain maintenance and capital project activities. We cannot estimate with any degree of certainty the actual impact of COVID-19 and associated governmental regulations may have on future results of operations, financial position, and liquidity. See Item 1A. "Risk Factors" "Pandemic virus or diseases, including COVID-19, could have a material adverse effect on our business, financial condition and liquidity" in our 2021 Annual Report on Form 10-K for a description of risk.

The following discussion is based on the business segments as discussed in Footnote 14 of the Notes to Consolidated Financial Statements in this Report.

Results of Operations

Three Months Ended September 30, 2022 and 2021

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the periods indicated:

	Revenues			Sales (kWh)
	Three Months Ended September 30,			Three Months Ended September 30,
(In thousands, except CDD)	2022	2021	% Change	2022	2021	% Change
Residential	$45,154	$44,398	1.7%	252,457	263,833	(4.3)%
Commercial	65,468	60,996	7.3%	495,135	500,434	(1.1)%
Industrial	3,912	3,380	15.7%	41,304	42,400	(2.6)%
Other-retail/municipal	10,010	9,478	5.6%	104,548	106,919	(2.2)%
Total retail	124,544	118,252	5.3%	893,444	913,586	(2.2)%
Sales to the market	7,858	3,071	n.m.%	48,632	67,536	(28.0)%
Other	474	316	50.0%	—	—	—%
Total	$132,876	$121,639	9.2%	942,076	981,122	(4.0)%

Cooling degree days (normal 500)				507	511	(0.8)%

n.m. not meaningful

Electric revenue increased $11.2 million during the three months ended September 30, 2022, compared to the same period in 2021, due to the following:

(In millions)
Rate changes	$7.8
Sales to the market	4.8
Revenue subject to refund, net	0.4
Other	0.4
Decrease in residential volume	(1.6)
Net decrease in commercial, industrial and other-retail/municipal volume	(0.6)
Total	$11.2

•
Rate changes. In December 2021, the PSCW authorized MGE to increase 2022 rates for retail electric customers by approximately 8.81%. Rates charged to retail customers during the three months ended September 30, 2022 were $7.8 million higher than those charged during the same period in the prior year. See Footnote 9 of the Notes to Consolidated Financial Statements in this Report for further information on rate increase. Any increase in rates associated with fuel or purchase power costs are generally offset in fuel and purchased power costs and do not have a significant impact on net income.

•
Sales to the market. Sales to the market typically occur when MGE has more generation and purchases in the MISO market than are needed for its customer demand. The excess electricity is then sold to other utilities or power marketers in the MISO market. During the three months ended September 30, 2022, sales were made at higher market prices and partially offset by decreased market volume compared to the same period in the prior year, reflecting a decrease in sales. The revenue generated from these sales is included in fuel rules monitored costs. See fuel rules discussion in Footnote 9 of the Notes to Consolidated Financial Statements.

•
Revenue subject to refund. For cost recovery mechanisms, any over-collection of revenues resulting from costs authorized to be collected from customers in rates exceeding actual costs is recorded as a reduction of revenue in the period incurred, as the over-collection is expected to be refunded to customers in a subsequent period. In the year the over-collection is refunded, rates are reduced and offset as revenue subject to refund. There is no net income impact in the year the costs are refunded.

•
Residential volume. During the three months ended September 30, 2022, residential sales decreased by approximately 4% compared to the same period in the prior year. This decrease was driven by a shift in usage patterns reflecting a reduction in remote work associated with the COVID-19 pandemic.

Electric fuel and purchased power

	Three Months Ended September 30,
(In millions)	2022	2021	$ Change
Fuel for electric generation	$21.0	$18.5	$2.5
Purchased power	9.6	8.6	1.0

The $2.5 million increase in fuel for electric generation was due to an approximately 29% increase in the average cost offset by an approximately 12% decrease in internal generation. Coal transportation constraints resulted in reduced generation at Columbia, which required MGE to purchase power in the market at higher cost.

The $1.0 million increase in purchased power was due to an approximately 40% increase in market purchases as a result of lower internal generation.

Fuel and purchased power costs are generally offset by electric revenue and do not have a significant impact on net income. MGE expects to seek and receive recovery of fuel and purchased power costs outside the fuel rules bandwidth in customer rates. See Footnote 9 of the Notes to Consolidated Financial Statements in this Report for further information on the fuel rules bandwidth.

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class for each of the periods indicated:

	Revenues			Therms Delivered
(In thousands, except HDD and average	Three Months Ended September 30,			Three Months Ended September 30,
rate per therm of retail customer)	2022	2021	% Change	2022	2021	% Change
Residential	$17,167	$14,643	17.2%	6,166	5,987	3.0%
Commercial/Industrial	11,490	8,069	42.4%	9,555	8,889	7.5%
Total retail	28,657	22,712	26.2%	15,721	14,876	5.7%
Gas transportation	1,588	1,256	26.4%	15,183	15,212	(0.2)%
Other	65	52	25.0%	—	—	—%
Total	$30,310	$24,020	26.2%	30,904	30,088	2.7%

Heating degree days (normal 134)				135	50	170.0%

Average rate per therm of retail customer	$1.823	$1.527	19.4%

Gas revenue increased $6.3 million during the three months ended September 30, 2022, compared to the same period in 2021, due to the following:

(In millions)
Rate changes	$3.9
Increase in volume	2.0
Other	0.4
Total	$6.3

•
Rate changes. In December 2021, the PSCW authorized MGE to increase 2022 rates for retail gas customers by approximately 2.15%.

MGE recovers the cost of natural gas in its gas segment through the purchased gas adjustment clause (PGA). Under the PGA, MGE is able to pass through to its gas customers the cost of gas. Changes in PGA recoveries affect revenues but do not change net income in view of the pass-through treatment of the costs. Payments for natural gas increased driving higher rates during the three months ended September 30, 2022.

The average retail rate per therm for the three months ended 2022, increased approximately 19% compared to 2021, reflecting a $5.7 million increase in natural gas commodity costs (recovered through the PGA).

.

•
Volume. For 2022, retail gas deliveries increased approximately 6% compared to the same period in the prior year primarily related to favorable weather conditions in September 2022.

Cost of gas sold

A $5.7 million increase in cost of gas sold driven by higher cost per therm of gas. Average cost per therm increased approximately 62%. MGE recovers the cost of natural gas in its gas segment through the PGA as described under gas deliveries and revenue above.

Consolidated operations and maintenance expenses

During the three months ended September 30, 2022, operations and maintenance expenses increased $0.7 million, compared to the same period in the prior year. The following contributed to the net change:

(In millions)
Increased customer accounts costs	$0.5
Increased electric production expenses	0.4
Increased transmission costs	0.3
Decreased other expenses	(0.5)
Total	$0.7

Consolidated depreciation expense

Electric depreciation expense increased $1.7 million and gas depreciation expense increased $0.7 million during the three months ended September 30, 2022, compared to the same period in the prior year. MGE placed Badger Hollow I in service in November 2021. The timing of the in-service date contributed to the increase in electric depreciation expense. The new customer information system went live in September 2021, which increased depreciation expense for both electric and gas in 2022.

Nonregulated Energy Operations - MGE Energy and MGE

The nonregulated energy operations are conducted through MGE Energy's subsidiaries: MGE Power Elm Road (the Elm Road Units) and MGE Power West Campus (WCCF), which have been formed to own and lease electric generating capacity to assist MGE. During the three months ended September 30, 2022 and 2021, net income at the nonregulated energy operations segment was $5.6 million and $5.4 million, respectively.

Transmission Investment Operations - MGE Energy

The transmission investment segment holds our interest in ATC and ATC Holdco, and its income reflects our equity in the earnings of those investments. ATC Holdco was formed in December 2016 to pursue transmission development opportunities that typically have long development and investment lead times before becoming operational. ATC Holdco's transmission development activities have been suspended for the near term. During the three months ended September 30, 2022 and 2021, other income at the transmission investment segment primarily reflects ATC's operations and was $1.5 million and $2.5 million, respectively. In August 2022, the U.S. Court of Appeals for the D.C. Circuit vacated the underlying FERC orders regarding methodology for setting authorized return on equity resulting in an additional estimated possible loss. See Footnote 3 of the Notes to Consolidated Financial Statements in this Report and "Other Matters" below for additional information concerning ATC and summarized financial information regarding ATC.

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

	Three Months Ended
	September 30,
(In millions)	2022	2021
MGE Power Elm Road	$3.8	$3.8
MGE Power West Campus	1.8	1.8

Nine Months Ended September 30, 2022 and 2021

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the periods indicated:

	Revenues			Sales (kWh)
	Nine Months Ended September 30,			Nine Months Ended September 30,
(In thousands, except CDD)	2022	2021	% Change	2022	2021	% Change
Residential	$123,183	$117,229	5.1%	679,308	693,739	(2.1)%
Commercial	177,877	161,270	10.3%	1,368,060	1,352,091	1.2%
Industrial	10,535	9,469	11.3%	120,827	122,493	(1.4)%
Other-retail/municipal	28,215	26,340	7.1%	276,843	276,950	—%
Total retail	339,810	314,308	8.1%	2,445,038	2,445,273	—%
Sales to the market	13,938	8,854	57.4%	121,848	201,902	(39.6)%
Other revenues	1,167	948	23.1%	—	—	—%
Total	$354,915	$324,110	9.5%	2,566,886	2,647,175	(3.0)%

Cooling degree days (normal 690)				784	820	(4.4)%

Electric revenue increased $30.8 million during the nine months ended September 30, 2022, compared to the same period in 2021, due to the following:

(In millions)
Rate changes	$27.7
Sales to the market	5.1
Customer fixed and demand charges	2.2
Net increase in commercial, industrial and other-retail/municipal volume	0.7
Other	0.2
Revenue subject to refund, net	(3.2)
Decrease in residential volume	(1.9)
Total	$30.8

•
Rate changes. In December 2021, the PSCW authorized MGE to increase 2022 rates for retail electric customers by approximately 8.81%. Rates charged to retail customers during the nine months ended September 30, 2022 were $27.7 million higher than those charged during the same period in the prior year.

See Footnote 9 of the Notes to Consolidated Financial Statements in this Report for further information on rate increase. Any increase in rates associated with fuel or purchase power costs are generally offset in fuel and purchased power costs and do not have a significant impact on net income.

•
Sales to the market. Sales to the market typically occur when MGE has more generation and purchases in the MISO market than are needed for its customer demand. The excess electricity is then sold to other utilities or power marketers in the MISO market. During the nine months ended September 30, 2022, sales were made at higher market prices and partially offset by decreased market volume compared to the same period in the prior year, reflecting a decrease in sales. The revenue generated from these sales is included in fuel rules monitored costs. See fuel rules discussion in Footnote 9 of the Notes to Consolidated Financial Statements.

•
Customer fixed and demand charges. During the nine months ended September 30, 2022, fixed and demand charges increased $2.2 million primarily attributable to the increase in demand charges for commercial customers.

•
Revenue subject to refund. For cost recovery mechanisms, any over-collection of revenues resulting from costs authorized to be collected from customers in rates exceeding actual costs is recorded as a reduction of revenue in the period incurred, as the over-collection is expected to be refunded to customers in a subsequent period. In the year the over-collection is refunded, rates are reduced and offset as revenue subject to refund. There is no net income impact in the year the costs are refunded.

•
Residential volume. During the nine months ended September 30, 2022, there was an approximately 2% decrease in residential volume driven by a shift in usage patterns reflecting a reduction in remote work associated with the COVID-19 pandemic.

Electric fuel and purchased power

	Nine Months Ended September 30,
(In millions)	2022	2021	$ Change
Fuel for electric generation	$48.4	$42.6	$5.8
Purchased power	35.8	28.9	6.9

The $5.8 million increase in fuel for electric generation was due to an approximately 31% increase in the average cost offset by an approximately 13% decrease in internal generation. Coal transportation constraints resulted in reduced generation at Columbia, which required MGE to purchase power in the market at higher cost.

The $6.9 million increase in purchased power was due to an approximately 43% increase in market purchases as a result of lower internal generation.

Fuel and purchased power costs are generally offset by electric revenue and do not have a significant impact on net income. MGE expects to seek and receive recovery of fuel and purchased power costs outside the fuel rules bandwidth in customer rates. See Footnote 9 of the Notes to Consolidated Financial Statements in this Report for further information on the fuel rules bandwidth.

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class for each of the periods indicated:

	Revenues			Therms Delivered
(In thousands, except HDD and average	Nine Months Ended September 30,			Nine Months Ended September 30,
rate per therm of retail customer)	2022	2021	% Change	2022	2021	% Change
Residential	$97,498	$72,286	34.9%	77,091	68,791	12.1%
Commercial/Industrial	66,913	42,972	55.7%	73,349	64,179	14.3%
Total retail	164,411	115,258	42.6%	150,440	132,970	13.1%
Gas transportation	4,804	4,589	4.7%	58,059	55,150	5.3%
Other revenues	90	97	(7.2)%	—	—	—%
Total	$169,305	$119,944	41.2%	208,499	188,120	10.8%

Heating degree days (normal 4,479)				4,723	4,404	7.2%

Average rate per therm of retail customer	$1.093	$0.867	26.1%

Gas revenue increased $49.4 million during the nine months ended September 30, 2022, compared to the same period in 2021, due to the following:

(In millions)
Rate changes	$38.2
Increase in volume	9.9
Other	1.3
Total	$49.4

•
Rate changes. In December 2021, the PSCW authorized MGE to increase 2022 rates for retail gas customers by approximately 2.15%.

MGE recovers the cost of natural gas in its gas segment through the purchased gas adjustment clause (PGA). Under the PGA, MGE is able to pass through to its gas customers the cost of gas. Changes in PGA recoveries affect revenues but do not change net income in view of the pass-through treatment of the costs. Payments for natural gas increased driving higher rates during the nine months ended September 30, 2022.

The average retail rate per therm for the nine months ended 2022, increased approximately 26% compared to 2021, reflecting a $42.9 million increase in natural gas commodity costs (recovered through the PGA).

•
Volume. For 2022, retail gas deliveries increased approximately 13% compared to the same period in the prior year primarily related to favorable weather conditions in the current year.

•
Other. Other revenues increased primarily related to increase in gas customers in 2022 increasing revenue recorded for fixed customer charge compared to the same period in the prior year.

Cost of gas sold

The $42.9 million increase in cost of gas sold was driven by higher cost per therm of gas. Average cost per therm increased approximately 56%. An increase in volume of approximately 12% also contributed to the increase in cost. MGE recovers the cost of natural gas in its gas segment through the PGA as described under gas deliveries and revenue above.

Consolidated operations and maintenance expenses

During the nine months ended September 30, 2022, operations and maintenance expenses increased $6.1 million, compared to the same period in the prior year. The following contributed to the net change:

(In millions)
Increased administrative and general costs	$4.2
Increased customer accounts costs	2.6
Increased electric distribution expenses	0.5
Increased other expenses	0.5
Decreased electric production expenses	(1.3)
Decreased customer services	(0.4)
Total	$6.1

•
Increased administration and general costs are primarily related to increase in pension and OPEB service costs.

•
Increased customer accounts costs are related to increased costs associated with the new customer information system, which went live in September 2021.

•
Decreased electric production expenses are primarily related to lower Columbia costs. A $2.6 million additional expense was recorded in 2021 for Columbia inventory obsolescence and employee severance reserves associated with the Columbia retirement. MGE expects to request PSCW approval for regulatory recovery of these costs at a future date. The decrease in costs is offset by increased maintenance costs for Blount, Saratoga, Two Creeks, and Badger Hollow I.

Consolidated depreciation expense

Electric depreciation expense increased $5.7 million and gas depreciation expense increased $2.2 million during the nine months ended September 30, 2022, compared to the same period in the prior year. MGE placed Badger Hollow I in service in November 2021. The timing of the in-service date contributed to the increase in electric depreciation expense. The new customer information system went live in September 2021, which increased depreciation expense for both electric and gas in 2022.

Electric and gas other income

Electric other income increased $2.3 million and gas other income increased $3.7 million during the nine months ended September 30, 2022, compared to the same period in the prior year, primarily related to the collection in 2021 of the deferred pension and other postretirement other than service costs from 2019.

Nonregulated Energy Operations - MGE Energy and MGE

The nonregulated energy operations are conducted through MGE Energy's subsidiaries: MGE Power Elm Road (the Elm Road Units) and MGE Power West Campus (WCCF), which have been formed to own and lease electric generating capacity to assist MGE. During the nine months ended September 30, 2022 and 2021, net income at the nonregulated energy operations segment was $16.5 million and $15.9 million, respectively.

Transmission Investment Operations - MGE Energy

The transmission investment segment holds our interest in ATC and ATC Holdco, and its income reflects our equity in the earnings of those investments. ATC Holdco was formed in December 2016 to pursue transmission development opportunities that typically have long development and investment lead times before becoming operational. ATC Holdco's transmission development activities have been suspended for the near term. During the nine months ended September 30, 2022 and 2021, other income at the transmission investment segment primarily reflects ATC's operations and was $6.6 million and $7.4 million, respectively. In August 2022, the U.S. Court of Appeals for the D.C. Circuit vacated the underlying FERC orders regarding methodology for setting authorized return on equity resulting in an additional estimated possible loss. See Footnote 3 of the Notes to Consolidated Financial Statements in this Report and "Other Matters" below for additional information concerning ATC and summarized financial information regarding ATC.

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

	Nine Months Ended
	September 30,
(In millions)	2022	2021
MGE Power Elm Road	$10.5	$11.4
MGE Power West Campus	5.4	5.4

Contractual Obligations and Commercial Commitments - MGE Energy and MGE

There were no material changes, other than from the normal course of business, to MGE Energy's and MGE's contractual obligations (representing cash obligations that are considered to be firm commitments) and commercial commitments (representing commitments triggered by future events) during the nine months ended September 30, 2022, except as noted below. Further discussion of the contractual obligations and commercial commitments is included in Footnote 16 of the Notes to Consolidated Financial Statements and "Contractual Obligations and Commercial Commitments for MGE Energy and MGE" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2021 Annual Report on Form 10-K.

Purchase Contracts – MGE Energy and MGE

See Footnote 8.c. of Notes to Consolidated Financial Statements in this Report for a description of commitments as of September 30, 2022, that MGE Energy and MGE have entered with respect to various commodity supply and transportation contracts to meet their obligations to deliver electricity and natural gas to customers.

Long-term Debt – MGE Energy and MGE

In November 2022, MGE entered into a private placement Note Purchase Agreement in which it committed to issue $75 million of new long-term debt. See Footnote 6.c. of Notes to Consolidated Financial Statements in this Report for further information on long-term debt issuance.

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

Cash Flows

The following summarizes cash flows for MGE Energy and MGE during the nine months ended September 30, 2022 and 2021:

	MGE Energy		MGE
(In thousands)	2022	2021	2022	2021
Cash provided by (used for):
Operating activities	$144,282	$141,297	$141,786	$135,451
Investing activities	(137,219)	(118,347)	(134,089)	(115,591)
Financing activities	(12,663)	1,656	(8,400)	31,930

Cash Provided by Operating Activities

MGE Energy

MGE Energy's consolidated net cash provided by operating activities is derived mainly from the electric and gas operations of its principal subsidiary, MGE.

Cash provided by operating activities during the nine months ended September 30, 2022, was $144.3 million, an increase of $3.0 million when compared to the same period in the prior year.

MGE Energy's net income decreased $2.8 million during the nine months ended September 30, 2022, when compared to the same period in the prior year.

MGE Energy's federal and state taxes paid decreased $3.0 million during the nine months ended September 30, 2022, when compared to the prior year.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $17.7 million in cash used for operating activities during the nine months ended September 30, 2022. Working capital accounts were impacted by increased gas inventory driven by the increase in cost of gas and decreased other current liabilities, partially offset by decreased unbilled revenues.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $9.1 million in cash used for operating activities during the nine months ended September 30, 2021. Actual purchased gas costs were $6.3 million higher than the amount collected in rates primarily due to the extreme cold weather experienced in the U.S. in February 2021. These costs were deferred as a regulatory asset and recovered throughout 2021. In addition, working capital accounts were impacted by increased accounts receivable and increased inventories, partially offset by increased other current liabilities, decreased unbilled revenues, and increased accounts payable.

Hosted software asset expenditures during the nine months ended September 30, 2022, were $0.5 million. This amount represents a decrease of $2.5 million of cash used when compared to the prior year.

MGE

Cash provided by operating activities during the nine months ended September 30, 2022, was $141.8 million, an increase of $6.3 million when compared to the same period in the prior year.

Net income decreased $3.0 million during the nine months ended September 30, 2022, when compared to the same period in the prior year.

MGE's federal and state taxes paid decreased $4.2 million during the nine months ended September 30, 2022, when compared to the prior year.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $15.3 million in cash used for operating activities during the nine months ended September 30, 2022. Working capital accounts were impacted by increased gas inventory driven by the increase in cost of gas and decreased current liabilities, partially offset by decreased unbilled revenues.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $9.1 million in cash used for operating activities during the nine months ended September 30, 2021. Actual purchased gas costs were $6.3 million higher than the amount collected in rates primarily due to the extreme cold weather experienced in the U.S. in February 2021. These costs were deferred as a regulatory asset and recovered throughout 2021. In addition, working capital accounts were impacted by increased accounts receivable and increased inventories, partially offset by increased other current liabilities, decreased unbilled revenues, and increased accounts payable.

Hosted software asset expenditures during the nine months ended September 30, 2022, were $0.5 million. This amount represents a decrease of $2.5 million of cash used when compared to the prior year.

Capital Requirements and Investing Activities

MGE Energy

MGE Energy's cash used for investing activities increased $18.9 million during the nine months ended September 30, 2022, when compared to the same period in the prior year.

Capital expenditures during the nine months ended September 30, 2022, were $133.4 million. This amount represents an increase of $19.3 million from the expenditures made in the same period in the prior year. This increase primarily reflects the increase of expenditures for Badger Hollow II and Paris.

Proceeds from the sale of investments decreased $0.8 million during the nine months ended September 30, 2022, when compared to the same period in the prior year.

MGE

MGE's cash used for investing activities increased $18.5 million during the nine months ended September 30, 2022, when compared to the same period in the prior year.

Capital expenditures during the nine months ended September 30, 2022, were $133.4 million. This amount represents an increase of $19.3 million from the expenditures made in the same period in the prior year. This increase primarily reflects the increase of expenditures for Badger Hollow II and Paris.

Capital Expenditures

The following table shows MGE Energy's forecasted capital expenditures for 2022 through 2025:

	Forecasted
(In thousands)	2022(a)	2023	2024	2025
Electric	$138,200	$181,000	$185,100	$174,400
Gas	25,300	26,200	25,600	23,200
Utility plant total	163,500	207,200	210,700	197,600
Nonregulated	7,700	7,900	7,800	6,100
MGE Energy total	$171,200	$215,100	$218,500	$203,700

(a)
Includes actual capital expenditures already incurred in 2022 and estimated capital expenditures for the remainder of the year.

Forecasted capital expenditures are based upon management's assumptions with respect to future events, including the timing and amount of expenditures associated with environmental compliance initiatives, legislative and regulatory action, supply chain and market disruptions, customer demand and support for electrification and renewable energy resources, energy conservation programs, load growth, the timing of any required regulatory approvals, and the adequacy of rate recovery. Actual events may differ materially from these assumptions and result in material changes to those forecasted amounts.

MGE is targeting at least 80% carbon reduction from electric generation by 2030 (from 2005 levels) and net-zero carbon electricity by 2050. Solar, wind, and battery storage projects are a major step toward deep decarbonization and greater use of clean energy sources in pursuit of our goal. MGE continues to evaluate solar, wind, and battery storage projects that align with its goals as legacy fossil fuel-fired facilities are retired. The target early retirement date for Columbia is June 2026. MGE has included forecasted capital expenditures for the years 2022 through 2025 for projects to replace Columbia's generation. Additional replacement capital expenditures are expected to continue beyond 2025.

Our forecasted capital expenditures reflect the following significant renewable projects that are proposed or currently under construction:

Project	Source	Ownership Interest	Share of Generation/ Battery Storage	Share of Estimated Costs(c)	Estimated Date of Commercial Operation
Red Barn(a)	Wind	10%	9.16MW	$18 million(e)	Early 2023
Badger Hollow II(a)	Solar	33%	50 MW	$76 million(d)(e)	First Half of 2023
Paris(a)	Solar/Battery	10%	31 MW	$51 million(d)(e)	2023(f)
Darien(b)	Solar/Battery	10%	25MW/7.5MW	$45 million(d)	2024(f)
Koshkonong(b)	Solar/Battery	10%	30MW/16.5MW	$65 million(d)	2025(f)

(a)
Approved by the PSCW.
(b)
Pending approval by the PSCW. There is no certainty that this project will be approved by the PSCW.
(c)
Excluding AFUDC.
(d)
Requested, in the case of projects pending PSCW approval, or received, in the case of Badger Hollow II and Paris, approval to recover 100% AFUDC.
(e)
See Footnote 12 of Notes to Consolidated Financial Statements in the Report for information on costs incurred.
(f)
Battery storage timing to be determined.

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

Electric and Gas Distribution: In 2022 through 2025, electric and gas capital expenditures include investment in enhanced metering solutions to provide customers with more timely and detailed energy use information. Investments in advanced metering infrastructure will provide additional benefits including outage and demand response and automated meter reading capabilities. Forecasted capital expenditures in those years is approximately $24 million.

Cash Used for/Provided by Financing Activities

MGE Energy

Cash used for MGE Energy's financing activities was $12.7 million during the nine months ended September 30, 2022, compared to cash proceeds of $1.7 million for the same period in the prior year.

During the nine months ended September 30, 2022, dividends paid were $42.8 million compared to $40.8 million in the prior year. The increase reflected a higher dividend rate per share ($1.183 vs. $1.128).

During the nine months ended September 30, 2021, MGE borrowed $100.0 million of senior unsecured notes which was used to assist with financing additional capital expenditures and other corporate obligations. There were no long-term debt borrowings during the nine months ended September 30, 2022.

During the nine months ended September 30, 2022, net short-term debt borrowings were $34.5 million, compared to $52.5 million of repayments in the same period in the prior year.

MGE

During the nine months ended September 30, 2022, cash used for MGE's financing activities was $8.4 million, compared to cash proceeds of $31.9 million for the same period in the prior year.

Cash dividends to parent (MGE Energy) were $21.0 million during the nine months ended September 30, 2022. There were no cash dividends to parent in the same period in the prior year.

Distributions to parent from noncontrolling interest, which represent distributions from MGE Power Elm Road and MGE Power West Campus to MGE Energy, were $17.5 million during the nine months ended September 30, 2022, compared to $10.5 million in the same period in the prior year.

During the nine months ended September 30, 2021, MGE borrowed $100.0 million of senior unsecured notes which was used to assist with financing additional capital expenditures and other corporate obligations. There were no long-term debt borrowings during the nine months ended September 30, 2022.

During the nine months ended September 30, 2022, net short-term debt borrowings were $34.5 million, compared to $52.5 million of repayments in the same period in the prior year.

Capitalization Ratios

MGE Energy's capitalization ratios were as follows:

	MGE Energy
	September 30, 2022	December 31, 2021
Common shareholders' equity	62.1%	62.2%
Long-term debt(a)	35.6%	37.5%
Short-term debt	2.3%	0.3%

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

ATC

MISO transmission owners, including ATC, are involved in two complaints filed at FERC by several parties challenging that the base ROE in effect for MISO transmission owners, including ATC, was no longer just and reasonable. Each complaint provided for a 15-month statutory refund period: November 12, 2013 through February 11, 2015 (the "First Complaint Period") and February 12, 2015 through May 11, 2016 (the "Second Complaint Period").

In May 2020, FERC issued an order further refining the methodology for setting authorized ROE. This refined methodology increased the authorized ROE from 9.88% to 10.02%. This base ROE is effective for the First Complaint Period and for all periods following September 2016. This order also dismissed the second complaint. Accordingly, no refunds were ordered for the Second Complaint Period.

As a result of the May 2020 FERC order, our share of ATC's earnings reflected a $0.6 million reduction of our reserve. Additionally, our share of ATC's earnings reflected the derecognition of a possible refund related to the Second Complaint Period as ATC considered such a refund to be no longer probable. However, due to pending requests for rehearing, a loss related to the 2015 complaint remains possible. Our share of the estimated refund for the Second Complaint Period is approximately $2.3 million. MGE has not recorded a possible loss for the Second Complaint Period.

Several petitions for review of FERC’s prior orders were filed with the U.S. Court of Appeals for the D.C. Circuit (the "Court") and an oral argument was held in November 2021. In August 2022, the Court ruled that four of the five arguments made by the complaining parties were unpersuasive. However, the Court agreed that FERC’s decision to reintroduce a risk-premium model into its ROE methodology was arbitrary and capricious. The Court vacated the underlying orders for the First Complaint Period and remanded to FERC for further proceedings. In September 2022, our share of ATC's earnings reflected an estimated possible loss of approximately $0.8 million, inclusive of interest and net of tax, for a possible additional refund for the First Complaint Period and for the period following the Second Complaint Period. Although the Court agreed that FERC was correct to use the base ROE established in the first complaint to adjudicate the second, and that FERC was right to dismiss the second complaint, the second complaint was also remanded for FERC to reopen proceedings. Any reduction in ATC's ROE could result in lower equity earnings and distributions from ATC in the future.

We derived approximately 5.1% and 5.7% of our net income during the nine months ended September 30, 2022 and 2021, respectively, from our investment in ATC.

Inflation Reduction Act

In August 2022, the Inflation Reduction Act (IRA) was signed into law. Among other provisions, the IRA: extends current PTC and ITC for renewable technologies (e.g., wind and solar); restores full value of the PTC and ITC for qualifying facilities placed into service after 2021 that satisfy prevailing wage and apprenticeship requirements; creates a PTC for solar, clean hydrogen and nuclear; establishes an ITC for energy storage, microgrids, and interconnection facilities; and allows companies to monetize or sell credits to unrelated parties. In addition, the IRA created a new corporate alternative minimum tax (AMT). MGE Energy does not expect to be subject to the AMT in the near term. Implementation of IRA provisions is subject to the issuance of additional guidance by the U.S. Treasury Department. While the final impact cannot be determined at this time, the IRA is not expected to have a material impact on MGE Energy and MGE for the year ending December 31, 2022.

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

Equity Price Risk - Pension-Related Assets

MGE currently funds its liabilities related to employee benefits through trust funds. These funds, which include investments in debt and equity securities, are managed by various third-party investment managers. Changes in the market value of these investments can have an impact on the future expenses related to these liabilities. The value of employee benefit plan assets has declined by approximately 23% during the nine months ended September 30, 2022.

Item 4. Controls and Procedures.

During the third quarter of 2022, each registrant's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to that registrant, including its subsidiaries, is accumulated and made known to that registrant's management, including these officers, by other employees of that registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. The evaluations take into account changes in the internal and external operating environments that may impact those controls and procedures. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, MGE Energy does not control or manage certain of its unconsolidated entities and thus, its access and ability to apply its procedures to those entities is more limited than is the case for its consolidated subsidiaries.

As of September 30, 2022, each registrant's principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective. Each registrant intends to strive continually to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

During the quarter ended September 30, 2022, there were no changes in either registrant's internal controls over financial reporting that materially affected, or are reasonably likely to affect materially, that registrant's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Under the MGE Energy, Inc. Direct Stock Purchase and Dividend Reinvestment Plan (Stock Plan), common stock shares purchased by plan participants may be either shares issued by MGE Energy or shares purchased on the open market, as determined from time to time by MGE Energy. Shares issued by MGE Energy are covered by an existing registration statement. Shares purchased in the open market are purchased at the direction of the plan participants by MGE Energy's transfer agent's securities broker-dealer for the accounts of those plan participants. Subject to the plan's restrictions, the timing and amount of open market purchases is determined by the plan participants and the broker-dealer. MGE Energy is not involved in the open market purchases. During 2022, shares purchased under the Stock Plan have been purchased in the open market.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable to MGE Energy and MGE.

Item 5. Other Information.

Expected Issuance of Notes

On November 1, 2022, MGE entered into a private placement Note Purchase Agreement in which it committed to issue $25 million of 5.43% senior notes, Series A, due December 1, 2032, $15 million of 5.43% senior notes, Series B, due February 15, 2033, and $35 million of 5.53% senior notes, Series C, due February 15, 2035. Funding will occur on December 1, 2022 for Series A notes and on February 28, 2023 for Series B notes and Series C notes. The proceeds of the notes will be used to assist with capital expenditures and other corporate obligations.

The Series A, Series B, and Series C notes are redeemable at any time at MGE's option at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued interest to the redemption date and a make-whole premium (not less than zero) equal to the excess, if any, of the discounted present value of the remaining scheduled payments of principal and interest on the notes to be redeemed over the principal amount of the notes to be redeemed, except that no make-whole premium is due on a note that is redeemed during the 90-day period immediately preceding and ending on its maturity date. Following a change in control event, MGE must offer to prepay the notes at a price equal to 100% of the principal amount of the notes, plus accrued interest to the date of prepayment, but without any make-whole premium. The prepayment offer expires if not accepted by a holder of notes within a defined period. A change in control event is deemed to have occurred if MGE does not have an investment grade rating for its senior, unsecured, long-term indebtedness from at least two of Standard & Poor's Rating Services, Moody's Investors Service or any other nationally recognized statistical rating agency, within 90 days after an acquisition of beneficial ownership of 30% or more of the outstanding voting stock of MGE Energy, Inc. by one person, or two or more persons acting in concert.

Events of default under the Note Purchase Agreement include failures to pay principal, make-whole premium or interest on the notes; defaults in the performance of various covenants; cross-defaults to specified other indebtedness; failure to pay specified judgments; and certain bankruptcy-related events; subject to any applicable cure periods. The Note Purchase Agreement requires MGE to maintain a ratio of its consolidated indebtedness to consolidated total capitalization not to exceed a maximum of 65%. Both consolidated indebtedness and consolidated total capitalization are determined in accordance with generally accepted accounting principles, except that amounts included within MGE's indebtedness and capitalization from "variable interest entities" as a result of the application of FASB Interpretation No. 46, Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51, as modified, are excluded.

The Note Purchase Agreement also restricts MGE from issuing "Priority Debt" in an amount exceeding 20% of its consolidated assets. MGE has agreed not to use the capacity to issue Priority Debt to grant a lien to secure its principal credit facility indebtedness without simultaneously providing that the notes be equally and ratably secured with the principal credit facility indebtedness so long as such indebtedness is so secured. Priority Debt is defined as any indebtedness of MGE secured by liens other than specified liens permitted by the Note Purchase Agreement and certain unsecured indebtedness of certain subsidiaries. Principal credit facility indebtedness means the indebtedness under MGE's Amended and Restated Credit Agreements dated as of February 7, 2019, with the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, and with the lenders party thereto and US Bank National Association, as Administrative Agent, or, in each case, any replacement credit agreement, including amendments and restatements.

Item 6. Exhibits.

Ex. No.		Exhibit Description
4.1

Note Purchase Agreement dated November 1, 2022, among MGE and the purchasers named therein, including form of 5.43% Senior Notes, Series A, due December 1, 2032; form of 5.43% Senior Notes, Series B, due February 15, 2033; and form of 5.53% Senior Notes, Series C, due February 15, 2035.

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

MGE ENERGY, INC.

Date: November 3, 2022	/s/ Jeffrey M. Keebler
Jeffrey M. Keebler Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: November 3, 2022	/s/ Jared J. Bushek
Jared J. Bushek Vice President - Finance, Chief Information Officer and Treasurer (Chief Financial Officer)

Date: November 3, 2022	/s/ Tamara J. Johnson
Tamara J. Johnson Vice President - Accounting and Controller (Chief Accounting Officer)

Signatures – Madison Gas and Electric Company

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MADISON GAS AND ELECTRIC

Date: November 3, 2022	/s/ Jeffrey M. Keebler
Jeffrey M. Keebler Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: November 3, 2022	/s/ Jared J. Bushek
Jared J. Bushek Vice President - Finance, Chief Information Officer and Treasurer (Chief Financial Officer)

Date: November 3, 2022	/s/ Tamara J. Johnson
Tamara J. Johnson Vice President - Accounting and Controller (Chief Accounting Officer)