Form 10-K
period 2022-12-31
MGE ENERGY INC; MADISON GAS & ELECTRIC CO
filed 2023-02-22
CIK 1161728, 61339

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended:

December 31, 2022

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

MGE Energy, Inc. ☒ Madison Gas and Electric Company ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

MGE Energy, Inc. ☐ Madison Gas and Electric Company ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).

MGE Energy, Inc. ☐ Madison Gas and Electric Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

MGE Energy, Inc. Yes ☐ No ☒ Madison Gas and Electric Company Yes ☐ No ☒

The aggregate market value of the voting and nonvoting common equity held by nonaffiliates of each registrant as of June 30, 2022 was as follows:

MGE Energy, Inc.	$2,808,969,657
Madison Gas and Electric Company	$0

The number of shares outstanding of each registrant's common stock as of January 31, 2023, were as follows:

MGE Energy, Inc.	36,163,370
Madison Gas and Electric Company	17,347,894

DOCUMENTS INCORPORATED BY REFERENCE

Portions of MGE Energy, Inc.'s definitive proxy statement to be filed before April 30, 2023, relating to its annual meeting of shareholders, are incorporated by reference into Part III of this annual report on Form 10-K.

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

Forward-Looking Statements

This report, and other documents filed by MGE Energy and MGE with the Securities and Exchange Commission (SEC) from time to time, contain forward-looking statements that reflect management's current assumptions and estimates regarding future performance and economic conditions—especially as they relate to economic conditions, future load growth, revenues, expenses, capital expenditures and rate recovery, financial resources, regulatory matters, and the scope and expense associated with future environmental regulation. These forward-looking statements are made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Words such as "believe," "expect," "anticipate," "estimate," "could," "should," "intend," "will," and other similar words, and words relating to goals, targets and projections, generally identify forward-looking statements. Both MGE Energy and MGE caution investors that these forward-looking statements are subject to known and unknown risks and uncertainties that may cause actual results to differ materially from those projected, expressed, or implied.

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

Definitions, Abbreviations, and Acronyms Used in the Text and Notes of this Report

Abbreviations, acronyms, and definitions used in the text and notes of this report are defined below.

MGE Energy and Subsidiaries:

CWDC	Central Wisconsin Development Corporation
MAGAEL	MAGAEL, LLC
MGE	Madison Gas and Electric Company
MGE Energy	MGE Energy, Inc.
MGE Power	MGE Power, LLC
MGE Power Elm Road	MGE Power Elm Road, LLC
MGE Power West Campus	MGE Power West Campus, LLC
MGE Services	MGE Services, LLC
MGE State Energy Services	MGE State Energy Services, LLC
MGE Transco	MGE Transco Investment, LLC
MGEE Transco	MGEE Transco, LLC
North Mendota	North Mendota Energy & Technology Park, LLC

Other Defined Terms:

2017 Tax Act	Tax Cuts and Jobs Act of 2017
2020 Plan	MGE Energy's 2020 Performance Unit Plan
2021 Incentive Plan	MGE Energy's 2021 Long-Term Incentive Plan
AFUDC	Allowance for Funds Used During Construction
ANR	ANR Pipeline
ARO	Asset Retirement Obligation
ATC	American Transmission Company LLC
ATC Holdco	ATC Holdco, LLC
Badger Hollow I	Badger Hollow I Solar Farm
Badger Hollow II	Badger Hollow II Solar Farm
BART	Best Available Retrofit Technology
Blount	Blount Station
BTA	Best Technology Available
CA	Certificate of Authority
CAA	Clean Air Act
CASAC	Clean Air Scientific Advisory Committee
CBP	United States Customs and Border Patrol
CAVR	Clean Air Visibility Rule
CCR	Coal Combustion Residual
CO2	Carbon Dioxide
codification	Financial Accounting Standards Board Accounting Standards Codification
Columbia	Columbia Energy Center
Cooling degree days (CDD)	Measure of the extent to which the average daily temperature is above 65 degrees Fahrenheit, which is considered an indicator of possible increased demand for energy to provide cooling
COVID-19	Coronavirus Disease 2019 and its variants
COSO	Committee of Sponsoring Organizations
CSAPR	Cross-State Air Pollution Rule
CWA	Clean Water Act
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
Dth	Dekatherms
EEI	Edison Electric Institute
ELG	Effluent Limitations Guidelines
Elm Road Units	Elm Road Generating Station
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FIP	Federal Implementation Plan
FERC	Federal Energy Regulatory Commission
Forward Wind	Forward Wind Energy Center
FTR	Financial Transmission Rights
GAAP	Generally Accepted Accounting Principles
GHG	Greenhouse Gas

heating degree days (HDD)	Measure of the extent to which the average daily temperature is below 65 degrees Fahrenheit, which is considered an indicator of possible increased demand for energy to provide heating
ICF	Insurance Continuance Fund
IPCC	Intergovernmental Panel on Climate Change
IRA	Inflation Reduction Act
IRS	Internal Revenue Service
kVA	Kilovolt Ampere
KW	Kilowatt, a measure of electric energy generating capacity
kWh	Kilowatt-hour
MISO	Midcontinent Independent System Operator, Inc. (a regional transmission organization)
MW	Megawatt
MWh	Megawatt-hour
NAAQS	National Ambient Air Quality Standards
Nasdaq	The Nasdaq Stock Market
NERC	North American Electric Reliability Corporation
NNG	Northern Natural Gas Company
NOx	Nitrogen Oxides
NSPS	New Source Performance Standards
NYSE	New York Stock Exchange
O'Brien	O'Brien Solar Fields
OSCE	State of Wisconsin's Office of Sustainability and Clean Energy
Paris	Paris Solar and Battery Park
Paris Agreement	Paris Agreement under the United Nations Framework Convention on Climate Change
PCBs	Polychlorinated Biphenyls
the Petition	Petition for Judicial Review of Agency Action
PGA	Purchased Gas Adjustment clause
PM	Particulate Matter
PPA	Purchased power agreement
PSCW	Public Service Commission of Wisconsin
REC	Renewable Energy Credit
RER	Renewable Energy Rider
Riverside	Riverside Energy Center in Beloit, Wisconsin
ROE	Return on Equity
RTO	Regional Transmission Organization
Saratoga	Saratoga Wind Farm
SCR	Selective Catalytic Reduction
SEC	Securities and Exchange Commission
SIP	State Implementation Plan
SO2	Sulfur Dioxide
SOFR	Secured Overnight Funding Rate
the State	State of Wisconsin
Stock Plan	Direct Stock Purchase and Dividend Reinvestment Plan of MGE Energy
Two Creeks	Two Creeks Solar Farm
USDOC	United States Department of Commerce
UW	University of Wisconsin at Madison
VIE	Variable Interest Entity
WCCF	West Campus Cogeneration Facility
WDNR	Wisconsin Department of Natural Resources
WEPCO	Wisconsin Electric Power Company
working capital	Current assets less current liabilities
WOTUS	Waters of the United States
WPDES	Wisconsin Pollutant Discharge Elimination System
WPL	Wisconsin Power and Light Company
WPSC	Wisconsin Public Service Corporation
WRERA	Worker, Retiree and Employer Recovery Act of 2008
XBRL	eXtensible Business Reporting Language

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

As of December 31, 2022, MGE supplied electric service to approximately 161,000 customers, with approximately 90% located in the cities of Fitchburg, Madison, Middleton, and Monona and 10% in adjacent areas.

Electric sales, customers, and revenues for 2022 were comprised of the following:

Electric operations accounted for approximately 65.2%, 69.4%, and 73.2% of MGE's total 2022, 2021, and 2020 regulated revenues, respectively.

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

Regional Transmission Organizations (RTO)

MISO

MGE is a nontransmission owning member of MISO. MISO, a FERC-approved RTO, is responsible for monitoring the electric transmission system that delivers power from generating plants to wholesale power customers. MISO's role is to ensure equal access to the transmission system and to maintain or improve electric system reliability across 15 U.S. states and the Canadian province of Manitoba.

MISO operates a bid-based energy market. MGE offers substantially all of its generation to the MISO market and purchases its load requirement from the MISO market in accordance with the MISO tariff. MGE also participates in the ancillary services market operated by MISO, which is an extension of the existing energy market. Through the operation of the ancillary services market, MISO provides the reserves for MGE's load, and MGE may offer to sell reserves from its generating units.

MGE participates in the MISO capacity auction, which provides a forum for buyers and sellers of planning resource credits to interact. Load serving entities such as MGE may participate in the capacity auction to obtain the necessary aggregate planning resource credits needed to meet their planning reserve margin requirement established by the PSCW. Generator owners may participate to sell any excess aggregate planning resource credits.

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

MGE's electric energy delivery requirements were satisfied from the following fuel sources:

(in MWh)	2022	2021	2020
Coal	1,219,793	1,797,017	1,566,204
Natural gas	539,265	405,696	502,387
Renewable sources(a)	759,194	581,374	485,965
Fuel oil	475	884	472
Purchased power - other(b)(c)	919,052	726,008	789,058
Total fuel sources	3,437,779	3,510,979	3,344,086

Adjusted total fuel sources(c)	3,741,207	3,743,743	3,663,569

(a)
Includes both internal generation and purchased power.
(b)
Includes third-party purchased power and MISO market activity. A significant percentage of MGE's electric supply comes from internal generation sources. MGE supplements this internal generation with long-term purchase power agreements and spot purchases in the MISO market.
(c)
The MISO market consists of two energy markets, the Day-ahead market and the Real-time market. The table above nets purchases and sales within the same hour in the two MISO markets. For the years ended December 31, 2022, 2021, and 2020, the amount netted between Day-ahead and the Real-time MISO markets was 303,428 MWh, 232,764 MWh, and 319,483 MWh, respectively. These amounts are reflected in "Adjusted total fuel sources."

MGE is working toward a more sustainable future for the benefit of all its investors, employees, customers and the broader community. MGE is targeting net-zero carbon electricity by 2050. In early 2022, MGE committed to achieving carbon reductions of at least 80% by 2030, from 2005 levels.

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

MGE is working to achieve a more sustainable energy future using the best, most cost-effective technologies as they become available. MGE's future path to achieve its new target of 80% carbon reduction by 2030 is based on the transition away from coal and the addition of new renewable generation to reach our ultimate target of net-zero carbon by 2050. MGE already has taken action toward its goals:

•
Transition away from coal - In February 2021, MGE and the other co-owners of Columbia, a two-unit coal-fired generation facility located near Portage, Wisconsin, announced plans to retire that facility. MGE currently owns 19% of the facility. The co-owners intend to retire Unit 1 and Unit 2 by June 2026. Final timing and retirement dates are subject to change depending on operational, regulatory, and other factors. By 2027, with the planned retirement of both units at Columbia, MGE will have eliminated approximately two-thirds of the company’s current coal-fired generation capacity. MGE's remaining use of coal is expected to be further reduced as the Elm Road Units transition to natural gas. MGE is a minority owner of the coal-fired Elm Road Generating Station in Oak Creek, Wisconsin. In late 2021, MGE announced plans to end the use of coal as a primary fuel at the Elm Road Units and transition the plant to natural gas. Transition plans and costs will be subject to PSCW approval. By the end of 2030, MGE expects coal to be used only as a backup fuel at the Elm Road Units. This transition will help MGE meet its 2030 carbon reduction goal. By 2035, MGE expects that the Elm Road Units will be fully transitioned away from coal, which will eliminate coal as an owned generation source for MGE.

•
Renewable generation - Our solar, wind, and battery storage projects, as described below, are a major step toward deep decarbonization and greater use of clean energy sources in pursuit of our net-zero carbon goal. Additionally, MGE seeks to reduce its use of fossil fuels and work to help customers with energy efficiency and electrification, including the electrification of transportation.

Since 2015, MGE has announced several new joint and wholly-owned utility-scale wind and solar projects, which are expected to increase MGE's owned renewable capacity by more than nine times when completed. The following is a timeline of when these renewable energy projects have been completed, expected to be completed, or proposed to be completed, and MGE's share of capacity.

Year of Commercial Operation	Renewable Energy Project	Fuel Type	Share of Generation
2017	Shared Solar	Solar	.5 MW
2018	Forward Energy Center	Wind	17.6 MW
2019	Saratoga	Wind	66 MW
2020	Morey Field (RER/Shared Solar)	Solar	2.5 MW/3.5 MW
	Two Creeks	Solar	50 MW
	Dane County Airport (RER)	Solar	10 MW
2021	Badger Hollow I	Solar	50 MW
	O’Brien (RER)	Solar	22 MW
2022	Hermsdorf (RER)	Solar	8 MW
2023	Red Barn - under construction	Wind	9.16 MW
	Badger Hollow II - under construction	Solar	50 MW
	Paris - under construction	Solar/Battery(b)	20 MW/11 MW
	Tyto - under construction	Solar	6 MW
2024	Darien	Solar/Battery(b)	25 MW/7.5 MW
2025	Koshkonong – proposed(a)	Solar/Battery(b)	30 MW/16.5 MW
(a)
Pending approval by the PSCW.
(b)
Battery storage timing to be determined.

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

Renewable Energy Rider (RER) – Under this program, MGE partners with large energy users on customized renewable energy solutions. MGE owns the generation assets and RER customers are billed a contractual renewable resource rate for all costs associated with the construction and ongoing operations of the renewable generation facility. This contractual rate is approved by the PSCW and subject to terms and conditions specified in the RER rate schedule. The program entitles RER customers to the contractually-specified energy output of the renewable energy resource. MGE will continue to recover the distribution system costs related to the energy consumed by these customers. Dane County Solar serves the Dane County municipal government. Morey Field RER serves the City of Middleton and Middleton-Cross Plains School District. The O'Brien Solar Fields primarily serve governmental entities such as UW-Madison, Wisconsin Department of Administration, and the City of Fitchburg. Hermsdorf serves the City of Madison and Madison Metropolitan School District. MGE has completed construction of 42.5 MW of capacity for the RER program.

Shared Solar Program – This program provides an opportunity for residential and small business customers the option to power their household or business with locally generated solar energy for up to half of their annual energy use. It's an affordable option for customers who want to support local solar. The first solar array associated with this program, owned by MGE, became operational in 2017 and was fully subscribed for its capacity value of 500 KW. MGE expanded the program by completing construction of a second solar facility (Morey Field), which added 3.5 MW of capacity to the program.

Electrifying transportation - The electrification of transportation is a key strategy for reducing carbon emissions. MGE has a network of more than 45 charging stations, powered by renewable energy, serving the growing number of electric vehicles (EV) in our service area. The new EV fast charging hub began serving drivers in late 2021 and features some of the most powerful EV chargers in the Midwest. Charge@Home, MGE's home EV charging program, makes it easy for EV drivers to charge efficiently and conveniently. We have continued to add EVs to our fleet and are targeting 100% all-electric or plug-in hybrid light-duty vehicles by 2030. Additionally, we are working with the City of Madison to further the electrification of its vehicles and buses. The City of Madison currently has a goal of 100% electric buses used for its' new Bus Rapid Transit system located in the downtown region.

•
Natural gas as a fuel source - In December 2022, the PSCW approved MGE's request for its purchase of an ownership interest in the West Riverside Energy Center, a highly efficient, state-of-the-art natural gas-fired plant in Beloit, Wisconsin. MGE's share of West Riverside will be 25 MW. The acquisition of that ownership interest is expected to occur in March 2023. MGE also has an option to purchase an additional 25 MW of capacity from West Riverside until May 2025. MGE currently expects to file in the first half of 2023 with the PSCW a request for a purchase of the additional 25 MW. Natural gas has much lower carbon emission rates compared to coal-fired generation. The investment in the West Riverside plant will help MGE to retire the Columbia coal-fired facility ahead of schedule.

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

Purchased power

MGE enters into short- and long-term purchase power commitments with third parties to meet a portion of its anticipated electric energy supply needs. As of December 31, 2022, MGE has 30 MW of a renewable purchase power commitment for each of the next five years.

Gas Utility Operations

MGE transports and distributes natural gas in a service area covering 1,684 square miles in seven south-central Wisconsin counties. The service area includes the city of Madison, Wisconsin and surrounding areas.

As of December 31, 2022, MGE supplied natural gas service to approximately 173,000 customers in the cities of Elroy, Fitchburg, Lodi, Madison, Middleton, Monona, Prairie du Chien, Verona, and Viroqua; 25 villages; and all or parts of 50 townships. Gas sales, customers, and revenues for 2022 were comprised of the following:

Gas operations accounted for approximately 34.8%, 30.6%, and 26.8% of MGE's total 2022, 2021, and 2020 regulated revenues, respectively.

MGE can curtail gas deliveries to interruptible customers. These are customers who agree to reduce their load in the case of an emergency interruption. Approximately 3% of retail gas deliveries in 2022, 2021 and 2020 were to interruptible customers.

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

By contract, a total of 6,515,510 Dth of gas can be injected into ANR's storage fields in Michigan from April 1 through October 31. These gas supplies are then available for withdrawal during the subsequent heating season, November 1 through March 31. Using storage allows MGE to buy gas supplies during the summer season, when prices are normally lower, and withdraw these supplies during the winter season, when prices are typically higher. Storage also gives MGE more flexibility in meeting daily load fluctuations.

MGE's contracts for firm transportation service of gas include winter maximum daily quantities of:

•
185,650 Dth (including 116,078 Dth of storage withdrawals) on ANR.
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

Transmission Investments

ATC owns and operates electric transmission facilities primarily in Wisconsin. MGE received an interest in ATC when it, like other Wisconsin electric utilities, contributed its electric transmission facilities to ATC as required by Wisconsin law. That interest is presently held by MGE Transco, a wholly-owned subsidiary of MGE Energy. As of December 31, 2022, MGE Transco held a 3.6% ownership interest in ATC.

In 2016, ATC Holdco was formed by several of the members of ATC, including MGE Energy, to facilitate electric transmission development and investments outside of Wisconsin, which typically have long development and investment lead times before becoming operational. ATC Holdco's future transmission development activities have been suspended for the near term. MGE Energy's ownership interest in ATC Holdco is held by MGEE Transco, a wholly-owned subsidiary. As of December 31, 2022, MGEE Transco held a 4.4% ownership interest in ATC Holdco.

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

Water Quality

Effluent Limitations Guidelines and Standards for Steam Electric Power Generating Point Source Category

The EPA has promulgated water Effluent Limitations Guidelines (ELG) and standards for steam electric power plants which focus on the reduction of metals and other pollutants in wastewater from new and existing power plants. MGE's Columbia plant and Elm Road Units are subject to this rule.

See Footnote 16.a. of the Notes to the Consolidated Financial Statements in this Report for further discussion of compliance plans for Columbia and the Elm Road Units. Based on previous treatment of environmental compliance projects, management believes that any compliance costs will be recovered in future rates.

Cooling Water Intake Rules (Section 316(b))

Section 316(b) of the Clean Water Act require cooling water intake structures at electric power plants meet best available technology (BTA) standards to reduce mortality from entrainment (drawing aquatic life into a plant's cooling system) and impingement (trapping aquatic life on screens). The EPA finalized its Section 316(b) rule for existing facilities in 2014. Section 316(b) requirements are implemented in Wisconsin through modifications to plants' WPDES permits, which govern plant wastewater discharges.

WCCF, Blount, and Columbia are subject to this rule. WCCF employs a system that meets the Section 316(b) rule. Blount's WPDES permit assumes that the plant meets BTA standards for the duration of the permit, which expires in 2023. Before the next permit renewal, MGE is required to complete an entrainment study and recommend a BTA along with other technologies considered. MGE completed the entrainment study in 2021 and submitted the results to the WDNR. The WDNR will make the final BTA determination and include any BTA requirements in Blount's next permit renewal, which is expected to be completed and effective in 2023. Management believes that the BTA determination at Blount will not be material for MGE.

Intakes at the Columbia plant are subject to this rule. Columbia's operator received a permit in 2019 requiring studies of intake structures to be submitted to the WDNR by November 2023 to help determine BTA. BTA improvements may not be required given that Columbia is scheduled to retire both units by June 2026. MGE will continue to work with Columbia's operator to evaluate all regulatory requirements applicable to the planned retirements.

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

Fine Particulate Matter (PM2.5) NAAQS

In January 2023, the EPA published a proposed rule to lower the average annual PM2.5 NAAQS from its current level. The EPA also solicited comments on whether to lower the annual standard further than the proposed level, and whether or not to also lower the maximum 24-hour limit to be consistent with recommendations from its Clean Air Scientific Advisory Committee (CASAC). As the rule is currently proposed, the annual PM2.5 NAAQS and the 24-hour limit recommended by the CASAC is not expected to impact the counties where Columbia and the Elm Road Units are located. However, if the annual PM2.5 NAAQS is lowered further than the EPA's currently proposed value, the county where the Elm Road Units are located may be in nonattainment with the standard. A nonattainment designation would require the State of Wisconsin to develop a plan to get into attainment. However, we will not know the impact of this rule with any certainty until it is finalized, counties' attainment status is determined by the EPA, and the State of Wisconsin develops an attainment implementation plan. MGE will continue to follow the rule's developments.

Cross-State Air Pollution Rule (CSAPR): Proposed Ozone Season Update based on 2008 Ozone NAAQS

The EPA's CSAPR and its progeny are a suite of interstate air pollution transport rules designed to reduce ozone and fine PM2.5 ambient air levels in areas that the EPA has determined as being significantly impacted by pollution from upwind states.

In April 2022, the EPA published a proposed Federal Implementation Plan (FIP) to address state obligations under the Clean Air Act "good neighbor" provisions for the 2015 Ozone NAAQS. See Footnote 16.a. of the Notes to the Consolidated Financial Statements in this Report for further discussion of the proposed rule. MGE expects the rule, if finalized as written, to impact our fossil-fueled generation assets. However, we will not know the impact of this rule with any certainty until it is finalized. We will continue to monitor rule developments.

Clean Air Visibility Rule (CAVR)

Columbia is subject to the best available retrofit technology (BART) regulations, a subsection of CAVR, which may require pollution control retrofits. Columbia's existing pollution control upgrades, and the EPA's stance that compliance with the CSAPR equals compliance with BART, should mean that Columbia will not need to do additional work to meet BART requirements. Wisconsin's 2021 SIP argues that Wisconsin will meet its current regional haze goals based on expected emissions reductions, which include Columbia unit retirements. Given that the Wisconsin SIP recognizes the Columbia unit retirements as part of its emission reduction plan, MGE does not anticipate further obligations with this rule at Columbia. MGE will continue to monitor legal developments and any future updates to this rule.

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

MGE has taken steps to address GHG emissions through voluntary actions. In 2005, MGE implemented its Energy 2015 Plan. Under the Plan and other actions, our CO2 emissions declined from 2005 to 2015 by approximately 20% even though total system delivered energy increased. In 2015, MGE announced its Energy 2030 framework that continues steps to reduce CO2 emissions. Subject to regulatory approvals and other conditions, MGE aims to increase renewable energy to 25% of retail electric sales by 2025 and to 30% by 2030. Under our Energy 2030 framework prior to the announcement of the Columbia retirement, our plan was to reduce CO2 emissions from electricity by 40% from 2005 levels by 2030. In January 2022, MGE announced a new target of 80% carbon reduction from electricity, significantly exceeding the original 2030 goal. Beyond 2030, we are targeting net-zero carbon electricity by 2050, including our commitment to work with our co-owners at our Elm Road Units to reduce coal use by 2030 and eliminate coal use by 2035.

Natural gas continues to be a critical resource for meeting reliable, efficient, and affordable energy needs. About half of U.S. households use natural gas for heating. In 2022, MGE completed an in-depth analysis and inventory of our GHG emissions associated with electric generation and distribution, purchase and distribution of natural gas, and other sources, such as indirect emissions from gas usage by our customers. Throughout the natural gas distribution system, MGE already has replaced and upgraded all piping made of material considered to be leak-prone. Additionally, MGE's leak inspection schedule already exceeds federal requirements. MGE is building on our Energy 2030 framework to further address emissions associated with MGE's purchase and distribution of natural gas. The 2030 framework includes strategies for working with our suppliers, pipeline operators, customers, regulators, and other industry stakeholders. The framework also includes the exploration of new and emerging technologies, such as renewable natural gas, to serve our customers more sustainably.

Greenhouse Gas Reduction Guidelines under the Clean Air Act 111(d) Rule

WCCF, the Elm Road Units, Blount, and Columbia could be impacted by GHG reduction guidelines and approval criteria established under the Clean Air Act for the control of GHG emissions from fossil fuel-fired electric generating units (EGUs). The EPA is undertaking a new rulemaking under section 111(d) of the Clean Air Act to establish emission guidelines and limit GHG emissions from existing fossil fuel-fired EGUs. The EPA is also conducting a comprehensive review of the New Source Performance Standards (NSPS) and may set new emission standards for GHG emissions from new, modified, and/or reconstructed fossil fuel-fired power plants. The EPA anticipates issuing a proposed rule in spring 2023 and a final rule by summer 2024. MGE will continue to evaluate greenhouse gas rule developments, including any new EPA actions towards rule development, and any further court decisions on the EPA's authority to regulate greenhouse gases.

Federal Action on Climate Change

President Biden's actions on climate change, including multiple executive orders and the recommitment of the U.S. to the Paris Agreement under the United Nations Framework Convention on Climate Change (the Paris Agreement), indicate that climate considerations are a broad focus.

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

In August 2022, the federal government enacted the Inflation Reduction Act (IRA). Included in the IRA are federal funds for investment in infrastructure, transportation, energy, and climate change. MGE is monitoring actions on climate change to determine the impact to MGE's decarbonization plans. In September 2022, President Biden signed an executive order on the Implementation of the Energy and Infrastructure Act of 2022. The order directs agencies to implement the energy and infrastructure provisions of the 2022 IRA and directs agencies to take actions towards implementing U.S. climate change priorities to be in line with the Paris Agreement. The Paris Agreement includes progress towards achieving greenhouse gas reductions of 50-52% below 2005 levels in 2030, achieving a carbon pollution-free electricity sector by 2035, and achieving net-zero emissions no later than 2050.

MGE is following the development of recommendations and plans developed by agencies as a result of IRA and executive orders, as well as other executive actions taken by the Biden administration, to determine their applicability to MGE's decarbonization plans and to evaluate any potential impact to our operations.

State and Regional Action on Climate Change

In August 2019, Wisconsin Governor Tony Evers signed an executive order to establish the Office of Sustainability and Clean Energy (OSCE). The order tasks the OSCE with, among other things, ensuring that the actions of the State of Wisconsin are aligned with the goals and recommendations of the Paris Agreement, verifying that electricity consumed by the State of Wisconsin is 100% carbon-free by 2050, and developing a comprehensive multi-sector clean energy plan for the state. In April 2022, the OSCE released Wisconsin's Clean Energy Plan. The plan includes a goal to achieve net zero carbon by 2050. MGE is engaged in this process by participating on a Stakeholder Advisory Team in a voluntary capacity. MGE will continue to evaluate this plan for its applicability to MGE's decarbonization plans and to evaluate potential impact to our operations.

Solid Waste

Coal Combustion Residuals Rule

The CCR rule regulates as a solid waste coal ash from burning coal for the purpose of generating electricity and defines what ash use activities would be considered generally exempt beneficial reuse of coal ash. The CCR rule also regulates landfills, ash ponds, and other surface impoundments used for coal combustion residuals by regulating their design, location, monitoring, and operation. The CCR rule requires owners or operators of coal-fired power plants to stop transporting CCR and non-CCR wastewater to unlined surface impoundments. In addition, regulated entities must initiate impoundment closure as soon as feasible and in no event later than April 2021, unless the EPA grants an extension. A site-specific extension to initiate closure of the primary ash pond at Columbia by March 31, 2023, was requested. The EPA has not formally approved the extension.

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

Human Capital

The energy industry is ever-changing. MGE Energy and MGE believe it is important to continue to engage our human capital resources as our industry evolves. We are committed to sustainable workforce practices such as career development and training. We offer all employees the opportunity to learn and grow—whether the goal is to increase job proficiency, improve decision-making skills, or prepare for new roles and responsibilities. We work to provide our employees with the tools they need to be successful in their careers. This strategy is essential given our aging workforce.

We value equity, diversity, and inclusion. We promote an inclusive, respectful work environment where individuals and groups can achieve their full potential. All employees have equitable access to employment and development opportunities. Everyone is responsible for helping to meet the objectives of our diversity and inclusion policy as well as supporting the concepts of equal opportunity and affirmative action. We believe that our diversity makes us stronger.

"We power safety. Work safe. Home safe." That is our commitment at MGE, and it is embraced by our employees. Our journey to safety excellence is guided by our Safety Steering Team. The team meets regularly to examine safety topics and to identify and to prioritize continuous improvement opportunities.

For about two years during the COVID-19 pandemic, about half of MGE employees worked remotely. In April 2022, MGE formally began a hybrid work schedule for remote-enabled employees.

As of December 31, 2022, MGE had 701 employees, 322 of which are covered by collective bargaining agreements as described below:

Union	Number of Employees Represented	Expiration of Collective Bargaining Agreement
Local Union 2304 of the International Brotherhood of Electrical Workers	231	April 30, 2023
Local Union No. 39 of the Office and Professional Employees International Union	86	May 31, 2023
Local Union No. 2006, Unit 6 of the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial, and Service Workers International Union	5	October 31, 2023

Financial Information About Segments

See Footnote 22 of the Notes to the Consolidated Financial Statements in this Report for financial information relating to MGE Energy's and MGE's business segments.

Information About our Executive Officers

As of December 31, 2022, the executive officers of the registrants were as follows:

Executive	Title	Effective Date	Service Years as an Officer
Jeffrey M. Keebler(a)	Chairman of the Board, President, and Chief Executive Officer	10/01/2018	11
Age: 51	President and Chief Executive Officer	03/01/2017

Jared J. Bushek(a)	Vice President – Finance, Chief Information Officer and Treasurer	09/01/2020	7
Age: 42	Assistant Vice President – Chief Information Officer	07/23/2015

Lynn K. Hobbie(b)	Executive Vice President – Marketing and Communications	03/01/2017	28
Age: 64

Tamara J. Johnson(a)	Vice President – Accounting and Controller	09/01/2020	7
Age: 58	Assistant Vice President – Controller	07/23/2015

Cari Anne Renlund(a)	Vice President, General Counsel and Secretary	09/01/2020	7
Age: 49	Vice President and General Counsel	11/02/2015

Note: Ages, years of service, and positions as of December 31, 2022.

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

Our business is subject to regulation at the State and Federal levels. We are subject to regulation as a holding company by the PSCW. The PSCW regulates MGE's rates; terms and conditions of service; various business practices and transactions; financing; the closure of generating facilities and related cost recovery; and transactions between it and its affiliates, including MGE Energy. MGE is also subject to regulation by the FERC, which regulates certain aspects of its business. We are also subject to oversight and monitoring by MISO. Possible changes to MISO's methodology establishing capacity planning reserve margin requirements may impact new generating facilities such as solar and wind and its accredited energy capacity which may require adjustments to the current resource plan and the need to add additional resources to comply with MISO's proposal or procure capacity in the market whereby such costs might not be recovered in rates. The lack of availability of new and existing generating facilities may also impact our current resource plan to be in accordance with MISO's methodology. ATC, in which we have an investment, is subject to regulation by FERC as to, among other things, rates. The regulations adopted by the State and Federal agencies affect how we do business, our ability to undertake specified actions since pre-approval or authorization may be required for projects, the costs of operations, and the rates charged to recover those costs. Our ability to attract capital also depends, in part, upon our ability to recover our costs and obtain a fair return for shareholders.

Our utility revenues are subject to regulatory proceedings, which can affect our ability to recover, and the timing of recovery of, costs that we incur in our operations.

Our utility customer rates have a material impact on our financial condition, results of operations, and liquidity. Our ability to obtain adjustments to those rates depends upon timely regulatory action under applicable statutes and regulations. Rate regulation is based on providing an opportunity to recover costs that have been reasonably incurred and the ability to earn a reasonable rate of return on invested capital. However, we have no assurance that our regulators will consider all of our costs to have been reasonably incurred. In addition, our rate proceedings may not always result in rates that fully recover our costs or provide a reasonable return on equity. Certain costs and revenues are deferred as regulatory assets and liabilities for future recovery or refund to customers, as authorized by our regulators. If recovery of regulatory assets is not approved or is no longer deemed probable, these costs would be recognized as a current period expense and could materially and adversely impact our operations and financial performance in that period.

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

We are subject to environmental laws and regulations that affect the manner in which we conduct business, including capital expenditures, operating costs, and potential liabilities. The current presidential administration has and continues to undertake an active effort on climate change-related matters, including restrictions on greenhouse gas emissions, such as carbon. While it is difficult to know the extent of possible legislation or regulatory activity, it is expected there will be an increase in the number and scope of environmental laws and regulations aimed at fossil-fueled generation and the transportation of natural gas. These possible changes, as well as evolving consumer sentiment, have affected and may continue to affect our business plans, make them more costly, or expose us to liabilities for past, present, or future operations.

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

Our subsidiaries have incurred and are expected to continue to incur costs from more stringent regulation of GHG from power plants, natural gas delivery, GHG used in power distribution, and efficiencies lost during power distribution. While it is difficult to know the extent of possible legislation or regulatory activity, the federal government is likely to consider and pass some form of greenhouse gas legislation or regulations. In addition, litigation by environmental nongovernment organizations targeting GHG emissions from the electric power industry is also likely if the federal government fails to act on greenhouse gas initiatives.

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

MGE has price risk exposure with respect to the price of natural gas, electricity, coal, emission credits, and oil. MGE burns natural gas in several of its peak electric generation facilities. In many cases, the cost of purchased power is tied to the cost of natural gas. In the event of an interruption in energy supply, whether due to equipment problems, transmission constraints, or otherwise, we may incur additional costs to obtain alternative sources of energy supply, in order to meet our contractual or regulatory obligations to our customers. Electric fuel rules require Wisconsin utilities to defer electric fuel-related costs that fall outside a symmetrical cost tolerance band around the amount approved for a utility in its annual fuel proceedings. Any over- or under-recovery of the actual costs is determined in the following year and is then reflected in future billings to electric retail customers. The electric fuel-related costs are subject to an excess revenue test. Excess revenues are defined as revenues in the year in question that provide MGE with a greater return on common equity than authorized by the PSCW in MGE's latest rate order. The recovery of under-collected electric fuel-related costs would be reduced by the amount that exceeds the excess revenue test. These costs are subject to the PSCW's annual review of fuel costs completed in the year following the deferral. MGE assumes the risks and benefits of variances that are within the cost tolerance band.

Changes in federal income tax policy may adversely affect our financial condition, results of operations, and cash flows, as well as our credit ratings.

We currently own and operate renewable energy generating facilities. These facilities generate production tax credits and investment tax credits that we use to reduce our federal tax obligations. The amount of tax credits we earn depends on multiple factors, including facility generation, transmission availability, the cost of qualifying property, and the applicable tax credit rate. In August 2022, the Inflation Reduction Act (IRA) was signed into law. Among other provisions, the IRA: extends current PTC and ITC for renewable technologies (e.g., wind and solar); restores full value of the PTC and ITC for qualifying facilities placed into service after 2021 that satisfy prevailing wage and apprenticeship requirements; creates a PTC for solar, clean hydrogen and nuclear; establishes an ITC for energy storage, microgrids, and interconnection facilities; and allows companies to monetize or sell credits to unrelated parties. Implementation of IRA provisions is subject to the issuance of additional guidance by the U.S. Treasury Department. We continue to monitor new developments in the IRA.

If corporate tax rates or policies are changed with future federal or state legislation, we may be required to take material charges against earnings.

There is still uncertainty as to when or how credit rating agencies, capital markets, the FERC, or state public utility commissions will treat impacts of the Inflation Reduction Act or any new tax regulation. These impacts could subject us to credit rating downgrades. In addition, certain financial metrics used by credit rating agencies, such as our funds from operations-to-debt percentage, could be negatively impacted by future rulings.

We may not be able to use or transfer to a third party all tax credits for which we are eligible.

We have historically reduced our consolidated federal and state income tax liability with the use of various tax credits under the applicable tax codes. We may not be able to fully use tax credits if our future federal and state taxable income and related income tax liability is insufficient to permit their use or transfer tax credits to a third party. In addition, any future disallowance of some or all of those tax credits as a result of legislation or an adverse determination by one of the applicable taxing jurisdictions could materially affect our tax obligations and financial results.

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

Advancements in power generation technology, including commercial and residential solar generation installations and commercial micro turbine installations, are improving the cost-effectiveness of customer self-supply of electricity. Improvements in energy storage technology, including batteries and fuel cells, could also better position customers to meet their around-the-clock electricity requirements. It is possible that legislation or regulations could be adopted supporting the use of these technologies that permit third-party sales from such facilities, and allow these facilities to interconnect to our distribution system. Improvements in the energy efficiency of lighting, appliances, and equipment will also affect energy consumption by customers. Such developments could reduce customer purchases of electricity but may not necessarily reduce our investment and operating requirements due to our obligation to serve customers, including those self-supply customers whose equipment has failed for any reason to provide the power they need whether due to inadequate on-site resources, restricted operating hours, or equipment failure. In addition, since a portion of our costs are recovered through charges based upon the volume of power delivered, a reduction in electricity deliveries will affect the timing of our recovery of those costs and may require changes to our rate structures.

Changes in power generation, storage, and use technologies could have significant effects on customer behaviors and their energy consumption. Customers could engage in individual conservation efforts by voluntarily reducing their consumption of electricity through changes in energy use and through the use of more energy efficient lighting, appliances, and equipment. They could also change their consumption of electricity through the installation of alternative energy sources, such as rooftop solar panels and micro turbines for self-supply. Customer energy conservation could adversely affect our results of operations by reducing our revenues without necessarily changing our operating costs due to our obligation to serve.

We are affected by local, national, and worldwide economic activity.

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

Higher levels of development and business activity within our service area generally increases the number of customers and their use of electricity and gas. Likewise, recessionary economic conditions generally have an adverse impact on our results of operations. Our business activities, including those of our subsidiaries, are concentrated in the State of Wisconsin. Changes in our local economy could negatively impact the financial condition of our customers, the growth opportunities available to us and our subsidiaries, and our results from operations.

More recently, our operations have been impacted by domestic and global supply chain disruptions which are delaying the delivery of materials, equipment, and other resources that are critical to our business operations and projects under construction, including our renewable energy projects. Supply interruptions could affect our ability to operate and maintain our system and ability to implement our long-term goals. Inflation has also increased prices of equipment, materials, and other resources. Inflationary pressures in the economy could lead to higher expenses which may adversely impact our financial condition and results of operations.

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

A significant portion of our electric generating capacity is dependent on coal. Demand for coal has been impacted by prevailing prices for natural gas and coal plant closures and may affect mine performance. Consequently, we are exposed to the risk that counterparties to these contracts will not be able to fulfill their obligations. Disruption in the delivery of fuel, including disruptions as a result of transportation delays, weather, labor relations, force majeure events, or environmental regulations affecting any of our fuel suppliers, has affected, and could affect our ability to generate electricity at our facilities at the desired level. Should counterparties fail to perform, or other unplanned disruptions occur, we may be forced to fulfill the underlying obligation at higher prices. The Columbia plant operator has been, and the plant operators may be, forced to reduce generation at our jointly-held coal units, which would cause us to replace this generation through additional power purchases from third parties. These factors may also affect the terms under which any of the existing coal supply or transportation agreements are renewed or replaced upon the expiration of their current terms.

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

We could be adversely affected by production disruptions at our wind and solar generating facilities.

We own and operate wind and solar generating facilities, which generate production tax credits used to reduce our federal tax obligations. Various operating and economic factors, including transmission constraints, unfavorable trends in pricing for wind or solar energy, adverse weather conditions and the breakdown or failure of equipment, could significantly reduce the production tax credits generated by our wind or solar farms, resulting in increased federal income tax expense. We could also be forced to replace lost generation capacity with additional power purchases from third parties, potentially leading to increased costs. These factors could have an adverse impact on our financial condition and results of operations, which could be material depending upon the cause of the disruption and its duration.

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

Catastrophic and unpredictable events, including the ongoing COVID-19 pandemic, could have a material adverse effect on our business.

A terrorist attack, war, natural disaster, pandemic virus or disease, including the COVID-19 pandemic, or other catastrophic or unpredictable event could adversely affect our future revenues, expenses and operating results by: interrupting our normal business operations; causing employee absences or casualties, including loss of our key employees; interrupting or affecting supplier operations; requiring substantial expenditures and expenses to repair, replace and restore normal business operations; and reducing investor confidence. Facilities for electric generation, transmission, and gas and electric distribution are potential targets of terrorist threats and activities. A terrorist act or catastrophic event at our facilities or the facilities of other companies to which we are interconnected could result in a disruption of our ability to generate, transmit, transport, purchase, or distribute electricity or natural gas. Such an event would have additional adverse effects, including environmental ramifications, increased security and insurance costs, as well as general economic volatility or uncertainty within our service territories. The inability to maintain operational continuity and any additional costs incurred for repairing our facilities or making alternative arrangements could materially and adversely affect our financial condition and results of operations.

In particular, the COVID-19 pandemic has negatively impacted, and we expect it will continue to impact, our operations, economy, and financial markets. The nature, extent, and duration of the impact of the COVID-19 pandemic or any future disease or adverse health condition is highly uncertain and beyond our control. The impacts of the pandemic on our business have included and may continue to include the following: reduced economic activity impacting the use of electricity and gas services; delay in, and possible loss of, payments for utility service; supply chain disruptions and inflation, resulting in increased costs for labor, materials, and services, which could adversely impact our ability to implement our corporate strategy; increase in employee absences impacting our ability to operate and maintain our system; or volatility in the capital markets. Moreover, the effects of the COVID-19 pandemic may heighten many of the other risks described in this section including interest rate changes, rating agency actions, governmental actions, and market volatility.

We face risk in connection with the completion of significant capital projects.

Our capital projects, such as our renewable generation projects, are subject to various completion risks that could cause costs to increase or delays in completion. These risks include shortages of, the inability to obtain, the cost of, and the consistency of, labor, materials and equipment; the inability of the contractors to perform under their contracts; the inability to agree to terms of contracts or disputes in contract terms; work stoppages; adverse weather conditions; the inability to obtain necessary permits in a timely manner; changes in applicable laws or regulations; adverse interpretation or enforcement of permit conditions; governmental actions or tariffs; legal action; and unforeseen engineering or technology issues. In the case of our renewable generation projects, we may face delays in the completion of the necessary transmission system connections or upgrades to accommodate the project.

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

We must attract, train, and retain a workforce to meet current and future needs. Events such as an aging workforce without appropriate replacements, mismatch of skill sets to future needs, or unavailability of contract resources may lead to operating challenges and increased costs. Some of the challenges include lack of resources, loss of knowledge, and time required for replacement employees to develop necessary skills. Failure to identify qualified replacement employees could result in decreased productivity and increased safety costs. If we are unable to attract and retain an appropriately qualified workforce, our operations could be negatively affected. We are also subject to multiple collective bargaining agreements covering approximately 322 employees. Future negotiation of these collective bargaining agreements could lead to work stoppages or other disruptions to our operations, which could adversely affect our financial condition and results of operations.

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

General Risk Factors

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

Item 1B. Unresolved Staff Comments.

MGE Energy and MGE

None.

Item 2. Properties.

Electric Generation

Net summer rated capacity in service as of December 31, 2022, was as follows:

Plants	Location	Commercial Operation Date	Fuel	Nameplate Capacity (MW)		Net Summer Rated Capacity (MW)(a)(b)		No. of Units
Steam plants:
Blount	Madison, WI	1957 & 1961	Natural Gas	100		92		2
Columbia	Portage, WI	1975 & 1978	Low-sulfur Coal	211		216	(c)(d)	2
WCCF	Madison, WI	2005	Natural Gas/Oil	157		130	(e)	2
Elm Road Units	Oak Creek, WI	2010 & 2011	Coal	106		108	(c)(f)	2

Combustion Turbines:
Nine Springs	Madison, WI	1964	Natural Gas	16		13		1
Sycamore	Madison, WI	1967 & 1971	Natural Gas	38		30		2
Fitchburg	Fitchburg, WI	1973	Natural Gas	53		31		2
West Marinette	Marinette, WI	2000	Natural Gas/Oil	90		70		1

Distributed Generators:
Multiple Locations	Madison, WI	1998-2021	ULSFO(i)	60		52		60

Wind Facilities:
Lincoln-Red River	Kewaunee County, WI	1999	Wind	11		1		17
Top of Iowa	Brookfield, IA	2008	Wind	30		4		18
Forward	Dodge & Fond du Lac Counties, Wi	2008	Wind	18		2	(g)	86
Saratoga	Howard County, IA	2019	Wind	66		17		33

Solar Facilities:
Morey Field	Middleton, WI	2020	Solar	6	(j)	4		1
Two Creeks	Two Creeks, WI	2020	Solar	50		37	(h)	1
Dane County	Madison, WI	2020	Solar	10	(j)	7		1
O'Brien	Fitchburg, WI	2021	Solar	22	(j)	14		1
Badger Hollow I	Monfort, WI	2021	Solar	50		36	(h)	1
Hermsdorf	Madison, WI	2022	Solar	8		6		1
Total				1,102		870

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
(i)
ULSFO is ultra low-sulfur fuel oil.
(j)
To improve annual energy production, maximum inverter MW was increased on these sites.

Columbia

MGE and two other utilities jointly own Columbia, a coal-fired generating facility consisting of two units, which, as of December 31, 2022, accounted for 25% of MGE's net summer rated capacity. Power from this facility is shared in proportion to each owner's ownership interest. As of December 31, 2022, MGE had a 19% ownership interest in Columbia. The other owners are WPL, which operates Columbia, and WPSC. MGE and the other co-owners announced plans to retire Columbia. The co-owners intend to retire Unit 1 and 2 by June 2026. Final timing and retirement dates are subject to change depending on operational, regulatory, and other factors.

The Columbia units burn low-sulfur sub-bituminous coal obtained from the Powder River Basin coal fields located in Wyoming. The coal inventory supply for the Columbia units was approximately 49 days as of December 31, 2021, and approximately 46 days as of December 31, 2022.

Elm Road Units and WCCF

MGE Power Elm Road and two other utilities own undivided interests in the Elm Road Units, consisting of two units, which, as of December 31, 2022, accounted for 12% of MGE's net summer rated capacity. Power from these units is shared in proportion to each owner's ownership interest. MGE Power Elm Road owns an 8.33% ownership interest in the Elm Road Units, and its interest in the Elm Road Units is leased to MGE. The other owners are Wisconsin Energy Corporation, which operates the units, and WPPI Energy, Inc. The Elm Road Units burn bituminous coal obtained from northern West Virginia and southwestern Pennsylvania, and sub-bituminous coal from the Powder River Basin in Wyoming. MGE's share of the coal inventory supply for the Elm Road Units increased from approximately 52 days as of December 31, 2021, to approximately 81 days as of December 31, 2022. MGE Power Elm Road's share of the Elm Road Units is reflected in "Property, plant, and equipment, net" on MGE Energy's and MGE's consolidated balance sheets. In November 2021, MGE announced plans to end the use of coal as a primary fuel at the Elm Road Units and transition the plant to natural gas. By the end of 2030, MGE expects coal to be used only as a backup fuel at the Elm Road Units. This transition will help MGE meet its 2030 carbon reduction goals. By 2035, MGE expects that the Elm Road Units will be fully transitioned away from coal, which will eliminate coal as an internal generation source for MGE.

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

Electric and Gas Distribution Facilities

As of December 31, 2022, MGE owned 841 miles of overhead electric distribution line and 1,316 miles of underground electric distribution cable, all of which are located in Wisconsin. These electric distribution facilities are connected by 50 substations, installed with a capacity of 1,207,750 kVA. MGE's gas facilities include 3,046 miles of distribution mains, which are all owned by MGE.

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

Encumbrances

The principal plants and properties of MGE are subject to the lien of its Indenture of Mortgage and Deed of Trust dated as of January 1, 1946, as amended and supplemented, under which MGE's first mortgage bonds are issued. As of December 31, 2022, there were $1.2 million of first mortgage bonds outstanding. MGE Power Elm Road has collaterally assigned its right to lease payments from MGE for the Elm Road Units in order to secure the repayment of $46.6 million of senior secured notes issued by MGE Power Elm Road. MGE Power West Campus has collaterally assigned its right to lease payments from MGE for the WCCF in order to secure the repayment of $33.4 million of senior secured notes issued by MGE Power West Campus. See Footnote 14 of the Notes to Consolidated Financial Statements in this Report for additional information regarding these first mortgage bonds and the entitlement of certain senior notes issued by MGE to be equally and ratably secured if MGE issues additional first mortgage bonds.

Item 3. Legal Proceedings.

MGE Energy and MGE

MGE Energy and its subsidiaries, including MGE, from time to time are involved in various legal proceedings that are handled and defended in the ordinary course of business.

See "Environmental" under Item 1. Business and Footnote 16.a. of the Notes to Consolidated Financial Statements in this Report for a description of several environmental proceedings involving MGE. See Footnote 16b. of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data in this Report for a description of other legal matters.

Item 4. Mine Safety Disclosures.

MGE Energy and MGE - Not applicable.

PART II.

Item 5. Market for Registrants' Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market for Common Equity

MGE Energy

MGE Energy common stock is traded on Nasdaq under the symbol MGEE. As of January 31, 2023, there were 39,837 shareholders of record. For additional information regarding dividends and dividend restrictions, see Footnote 15 of the Notes to the Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data in this Report.

MGE

As of January 31, 2023, there were 17,347,894 outstanding shares of MGE common stock, all of which were held by MGE Energy. There is no market for shares of common stock of MGE.

Stock Performance Graph

The performance graph below illustrates a five-year comparison of cumulative total returns based on an initial investment of $1,000 in MGE Energy common stock, as compared with the Russell 2000 and the EEI Index for the period 2017 through 2022. The EEI Index reflects the consolidated performance of Edison Electric Institute investor-owned electric utilities.

Cumulative Five-Year Total Return Comparison

(assumes $1,000 invested on 12/31/2017 with dividends reinvested)

$2,500
$2,000
$1,500
$1,000
$500
$0
$1,238
2017
2018
2019
2020
2021
2022
MGEE
Russell 2000
EEI Index

Value of Investment as of December 31,

	2017	2018	2019	2020	2021	2022
MGEE	$1,000	$971	$1,302	$1,181	$1,417	$1,238
Russell 2000	1,000	890	1,117	1,340	1,539	1,224
EEI Index	1,000	1,037	1,304	1,289	1,510	1,527

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

Our principal subsidiary is MGE, which generates and distributes electric energy, distributes natural gas, and represents a majority portion of our assets, liabilities, revenues, and expenses. MGE generates, purchases, and distributes electricity to approximately 161,000 customers in Dane County, Wisconsin, including the city of Madison, and purchases and distributes natural gas to approximately 173,000 customers in the Wisconsin counties of Columbia, Crawford, Dane, Iowa, Juneau, Monroe, and Vernon.

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

We have not included a discussion of results of operations and changes in financial position for the year ended

December 31, 2021, as compared to the year ended December 31, 2020. That discussion can be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on February 23, 2022.

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
•
Environmental laws and regulations, including adopted and pending environmental rule changes, and
•
Other factors listed in Item 1A. Risk Factors of this Report.

During the year ended December 31, 2022, MGE Energy's earnings were $111.0 million or $3.07 per share compared to $105.8 million or $2.92 per share for the same period in the prior year. MGE's earnings for the year ended December 31, 2022, were $83.9 million compared to $78.4 million for the same period in the prior year.

MGE Energy's net income was derived from our business segments as follows:

(In millions)	Year Ended December 31,
Business Segment:	2022	2021
Electric Utility	$65.2	$63.9
Gas Utility	18.2	15.5
Nonregulated Energy	22.1	21.4
Transmission Investments	6.7	6.9
All Other	(1.2)	(1.9)
Net Income	$111.0	$105.8

Our net income during 2022 compared to 2021 primarily reflects the effects of the following factors:

Electric Utility

An increase in electric investments contributed to earnings for 2022. The new customer information system went live in September 2021 and Badger Hollow I was completed in November 2021.

Gas Utility

An increase in gas investments contributed to increased earnings for 2022. Higher gas retail sales resulting from colder weather in 2022 contributed to higher earnings for 2022. Heating degree days (a measure for determining the impact of weather during the heating season) increased by approximately 9% in 2022 compared to 2021.

During 2022, the following events occurred:

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

Project	Ownership Interest	Share of Generation	Share of Estimated Costs(a)	Costs Incurred as of December 31, 2022(a)	Estimated Date of Commercial Operation
Red Barn	10%	9.16 MW	$18 million	$0.4 million(b)	Early 2023
Badger Hollow II	33%	50 MW	$76 million	$52.0 million(b)	Second half of 2023(c)
Paris	10%	31 MW	$51 million	$23.4 million	2023(d)

(a)
Excluding AFUDC.
(b)
MGE received specific approval to recover 100% AFUDC on Badger Hollow II and Paris. After tax, MGE recognized $2.6 million and $0.8 million of AFUDC equity earnings through December 31, 2022, on Badger Hollow II and Paris, respectively, during construction. AFUDC has been excluded from the costs incurred in the table above.
(c)
Includes an allocation of common facilities at Badger Hollow placed in service in November 2021.
(d)
Battery storage timing to be determined.

Deferred Fuel Costs: MGE under-recovered fuel costs in 2022. As of December 31, 2022, MGE had deferred $8.8 million of 2022 fuel costs. Coal transportation constraints resulted in reduced generation at Columbia, which required MGE to purchase power in the market at higher cost. We may continue to see increased fuel costs in the near term because of these coal transportation constraints. These costs will be subject to the PSCW's annual review of 2022 fuel costs, expected to be completed during 2023. See Footnote 9.b. of the Notes to Consolidated Financial Statements in this Report for further information regarding fuel proceedings.

During 2023, several items may affect us, including:

2021 Annual Fuel Proceeding: MGE under-recovered fuel costs in 2021. As of December 31, 2021, MGE had deferred $3.3 million of 2021 fuel costs. In August 2022, the PSCW issued a final decision in the 2021 fuel rules proceedings for MGE to include the recovery of these costs as part of the 2023 electric limited rate case reopener. There was no change to the costs to be recovered in the fuel rules proceedings from the amount MGE deferred in the previous year.

2023 Electric Limited Rate Case Reopener: In December 2022, the PSCW approved an 9.01% increase to electric rates for 2023. See "Other Matters" below for additional information on the 2023 electric limited rate case reopener.

ATC Return on Equity: As discussed in "Other Matters" below, ATC's authorized ROE, which is used in calculating its rates and revenues, is the subject of a challenge before FERC. A decrease in ATC's ROE could result in lower equity earnings and distributions from ATC in the future. We derived approximately 5.9% and 6.7% of our net income for the years ended December 31, 2022 and 2021, respectively, from our investment in ATC.

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

Future Generation - 80% carbon reduction target by 2030 (from 2005 levels): MGE has outlined initiatives to achieve our raised target.

•
Transitioning away from coal. Columbia: MGE, along with the other plant co-owners, announced plans to retire Columbia Unit 1 and Unit 2 by June 2026. Final timing and retirement dates for Units 1 and 2 are subject to change depending on operational, regulatory, and other factors. MGE continues to evaluate additional investments to replace the generation from Columbia while maintaining electric service reliability. These investments include cost-effective, clean energy projects to help achieve MGE's carbon reduction goals.

Elm Road Units: MGE, along with the plant co-owner, announced plans to end the use of coal as a primary fuel at the Elm Road Units and transition the plant to natural gas. Transition plans and costs will be subject to PSCW approval. MGE's remaining use of coal is expected to be further reduced as the Elm Road Units transition to natural gas. By the end of 2030, coal is expected to be used only as a backup fuel at the Elm Road Units. This transition will help MGE meet its 2030 carbon reduction goals. By 2035, MGE expects that the Elm Road Units will be fully transitioned away from coal, which will eliminate coal as an internal generation source for MGE.

•
Growing renewable generation. MGE is seeking to acquire a joint interest in several renewable generation projects. See our 2023-2027 capital expenditures forecast included under "Liquidity and Capital Resources" below for information on these projects.
•
Natural gas as a fuel source. West Riverside: MGE received PSCW approval for its purchase of an ownership interest in West Riverside. See the 2023-2027 capital expenditures forecast included under "Liquidity and Capital Resources" below for additional information on West Riverside.

Solar Procurement Disruptions – Import Regulations: In June 2021, the U.S. Customs and Border Protection (CBP) issued a Withhold Release Order (WRO) against silica-based products made by Hoshine Silicon Industry Co. Ltd., a company located in China's Xinjiang Uyghur Autonomous Region. As a result of this WRO, CBP is holding many solar panels imported into the United States until importers can prove that the panels do not contain materials originating from this region. The Uyghur Forced Labor Protection Act, a federal law that became effective on June 21, 2022, further established that all goods mined, produced, or manufactured wholly or in part in Xinjiang or by certain defined entities are prohibited from U.S. importation. MGE is currently assessing the potential impact of these disruptions on current and future solar projects which may result in an increase in costs or delays in construction timelines. In the event that such disruptions cause costs to exceed the levels approved for specific projects, we expect to file a notification with the PSCW and expect to request recovery of any increases in MGE's next rate proceeding.

Solar Procurement Disruptions – Solar Tariff Investigation: In March 2022, the U.S. Department of Commerce (USDOC) announced a solar tariff investigation on solar panels from four Southeast Asian countries. This investigation could result in additional tariffs on solar panels. In June 2022, the USDOC issued a 24-month exemption from tariffs for solar panel and module imports from these four countries. MGE is currently assessing the potential impact of these disruptions on current and future solar projects which may result in an increase in costs or delays in construction timelines. In the event that such disruptions cause costs to exceed the levels approved for specific projects, we expect to file a notification with the PSCW and expect to request recovery of any increases in MGE's next rate proceeding.

The following discussion is based on the business segments as discussed in Footnote 22 of the Notes to Consolidated Financial Statements in this Report.

Results of Operations

Year Ended December 31, 2022, Versus the Year Ended December 31, 2021

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the years indicated:

	Revenues			Sales (kWh)
(In thousands, except CDD)	2022	2021	% Change	2022	2021	% Change
Residential	$161,300	$151,646	6.4%	884,476	896,710	(1.4)%
Commercial	232,057	210,475	10.3%	1,790,397	1,779,725	0.6%
Industrial	13,303	12,529	6.2%	152,734	162,803	(6.2)%
Other-retail/municipal	37,323	35,169	6.1%	363,213	360,292	0.8%
Total retail	443,983	409,819	8.3%	3,190,820	3,199,530	(0.3)%
Sales to the market	19,385	9,499	104.1%	132,079	211,270	(37.5)%
Other revenues	1,799	968	85.8%	—	—	—%
Total	$465,167	$420,286	10.7%	3,322,899	3,410,800	(2.6)%

Cooling degree days (normal 699)				787	846	(7.0)%

Electric revenue increased $44.9 million during 2022 compared to 2021, due to the following:

(In millions)
Rate changes	$38.0
Sales to the market	9.9
Customer fixed and demand charges	1.2
Other	0.8
Net increase in commercial, industrial and other-retail/municipal volume	0.3
Revenue subject to refund, net	(3.7)
Decrease in residential volume	(1.6)
Total	$44.9

•
Rate changes. In December 2021, the PSCW authorized MGE to increase 2022 rates for retail electric customers by approximately 8.81%. Rates charged to retail customers during 2022 were $38.0 million higher than those charged during 2021. See Footnote 9 of the Notes to Consolidated Financial Statements in this Report for further information on rate increase. Any increase in rates associated with fuel or purchase power costs are generally offset in fuel and purchased power costs and do not have a significant impact on net income.

•
Sales to the market. Sales to the market typically occur when MGE has more generation and purchases in the MISO market than are needed for its customer demand. The excess electricity is then sold to other utilities or power marketers in the MISO market. During 2022, sales were made at higher market prices and partially offset by decreased market volume compared to 2021, reflecting a decrease in sales. The revenue generated from these sales is included in fuel rules monitored costs. See fuel rules discussion in Footnote 9 of the Notes to Consolidated Financial Statements.

•
Customer fixed and demand charges. During 2022, fixed and demand charges increased $1.2 million primarily attributable to the increase in demand charges for commercial customers.

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

•
Residential volume. During 2022, residential sales decreased by approximately 1% compared to 2021. This decrease was driven by a shift in usage patterns reflecting a reduction in remote work associated with the COVID-19 pandemic.

Electric fuel and purchased power

	Year Ended December 31,
(In millions)	2022	2021	$ Change
Fuel for electric generation	$61.3	$54.6	$6.7
Purchased power	46.8	39.4	7.4

The $6.7 million increase in fuel for electric generation was due to an approximately 25% increase in the average cost offset by an approximately 10% decrease in internal generation. Coal transportation constraints resulted in reduced generation at Columbia, which required MGE to purchase power in the market at higher cost.

The $7.4 million increase in purchased power was due to an approximately 26% increase in market purchases as a result of lower internal generation. Also, fuel costs deferred as a regulatory asset increased $5.5 million contributing to the change in purchased power.

Fuel and purchased power costs are generally offset by electric revenue and do not have a significant impact on net income. MGE expects to seek and receive recovery of fuel and purchased power costs outside the fuel rules bandwidth in customer rates. See Footnote 9 of the Notes to Consolidated Financial Statements in this Report for further information on the fuel rules bandwidth.

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class during each of the years indicated:

(In thousands, except HDD and average	Revenues			Therms Delivered
rate per therm of retail customer)	2022	2021	% Change	2022	2021	% Change
Residential	$143,544	$110,442	30.0%	114,162	100,173	14.0%
Commercial/Industrial	99,165	68,895	43.9%	106,911	92,554	15.5%
Total retail	242,709	179,337	35.3%	221,073	192,727	14.7%
Gas transportation	5,780	6,185	(6.5)%	78,966	76,217	3.6%
Other revenues	183	98	86.7%	—	—	—%
Total	$248,672	$185,620	34.0%	300,039	268,944	11.6%
Heating degree days (normal 6,977)				7,210	6,619	8.9%
Average rate per therm of retail customer	$1.098	$0.931	17.9%

Gas revenue increased $63.1 million during 2022 compared to 2021, due to the following:

(In millions)
Rate changes	$45.3
Increase in volume	16.1
Other	1.8
Revenue subject to refund, net	(0.1)
Total	$63.1

•
Rate changes. In December 2021, the PSCW authorized MGE to increase 2022 rates for retail gas customers by 2.15%.

MGE recovers the cost of natural gas in its gas segment through the purchased gas adjustment clause (PGA). Under the PGA, MGE is able to pass through to its gas customers the cost of gas. Changes in PGA recoveries affect revenues but do not change net income in view of the pass-through treatment of the costs. Payments for natural gas increased driving higher rates during 2022. The average retail rate per therm for 2022, increased approximately 18% compared to 2021, reflecting an increase in natural gas commodity costs (recovered through the PGA).

•
Volume. For 2022 retail gas deliveries increased approximately 15% compared to 2021 primarily related to favorable weather conditions in the current year.

•
Other. Other revenues increased primarily related to increase in gas customers in 2022 increasing revenue recorded for fixed customer charge compared to 2021.

Cost of gas sold

A $52.9 million increase in cost of gas sold driven by higher cost per therm of gas. Average cost per therm increased approximately 35%. An increase in volume of approximately 13% also contributed to the increase in cost. MGE recovers the cost of natural gas in its gas segment through the PGA as described under gas deliveries and revenue above.

Consolidated operations and maintenance expenses

For 2022, operations and maintenance expenses increased $10.5 million, compared to 2021. The following contributed to the net change:

(In millions)
Increased administrative and general costs	$5.6
Increased customer accounts costs	2.9
Increased electric production expenses	0.7
Increased electric distribution expenses	0.6
Increased gas distribution expenses	0.6
Increased other expenses	0.1
Total	$10.5

•
Increased administrative and general costs are primarily related to an increase in pension and OPEB service costs.

•
Increased customer accounts are primarily related to increased costs associated with the new customer information system, which went live in September 2021.

Consolidated depreciation expense

Electric depreciation expense increased $6.2 million and gas depreciation expense increased $2.4 million for 2022, compared to 2021. MGE placed Badger Hollow I in service in November 2021. The timing of the in-service date contributed to the increase in electric depreciation expense. The new customer information system went live in September 2021, which increased depreciation expense for both electric and gas in 2022.

Electric and gas other income

Electric other income increased $2.9 million and gas other income increased $5.6 million during 2022, compared to 2021, primarily related to the collection in 2021 of the deferred pension and other postretirement other than service costs from 2019.

Nonregulated Energy Operations - MGE Energy and MGE

The nonregulated energy operations are conducted through MGE Energy's subsidiaries: MGE Power Elm Road (the Elm Road Units) and MGE Power West Campus (WCCF), which have been formed to own and lease electric generating capacity to assist MGE. For 2022 and 2021, net income at the nonregulated energy operations segment was $22.1 million and $21.4 million, respectively.

Transmission Investment Operations - MGE Energy

The transmission investment segment holds our interest in ATC and ATC Holdco, and its income reflects our equity in the earnings of those investments. ATC Holdco was formed in December 2016 to pursue transmission development opportunities that typically have long development and investment lead times before becoming operational. ATC Holdco's transmission development activities have been suspended for the near term. During 2022 and 2021, other income at the transmission investment segment primarily reflects ATC's operations and was $9.1 million and $9.3 million, respectively. In August 2022, the U.S. Court of Appeals for the D.C. Circuit vacated the underlying FERC orders regarding methodology for setting authorized return on equity resulting in an additional estimated possible loss. See Footnote 7 of the Notes to Consolidated Financial Statements in this Report and "Other Matters" below for additional information concerning ATC and summarized financial information regarding ATC.

Consolidated Income Taxes - MGE Energy and MGE

In 2022, the effective electric tax rate increased as a result of the return of electric excess deferred taxes related to the 2017 Tax Act not governed by IRS normalization rules in 2021. These costs were recorded as a regulatory liability in the year of remeasurement. See Footnote 10 of the Notes to Consolidated Financial Statements in this Report for the effective tax rate reconciliation.

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

	Year Ended December 31,
(In millions)	2022	2021
MGE Power Elm Road	$14.3	$15.2
MGE Power West Campus	7.3	7.2

Liquidity and Capital Resources

MGE Energy and MGE expect to have adequate liquidity to support future operations and capital expenditures over the next twelve months. Available resources include cash and cash equivalents, operating cash flows, liquid assets, borrowing working capacity under revolving credit facilities, and access to equity and debt capital markets. MGE Energy expects to generate funds from operations and both long-term and short-term debt financing. See "Credit Facilities" below for information regarding MGE Energy's and MGE's credit facilities.

Cash Flows

The following summarizes cash flows for MGE Energy and MGE during 2022 and 2021:

	MGE Energy		MGE
(In thousands)	2022	2021	2022	2021
Cash provided by (used for):
Operating activities	$153,735	$137,527	$151,067	$130,240
Investing activities	(180,145)	(156,975)	(176,095)	(154,878)
Financing activities	25,543	(8,756)	27,730	26,032

Cash Provided by Operating Activities

Cash flows from operating activities for MGE Energy and MGE principally reflect the receipt of customer payments for electric and gas service and outflows related to fuel for electric generation, purchased power, gas, and operation and maintenance expenditures.

MGE Energy

MGE Energy's consolidated net cash provided by operating activities is derived mainly from the electric and gas operations of its principal subsidiary, MGE.

Cash provided by operating activities during 2022 was $153.7 million, an increase of $16.2 million when compared to 2021.

MGE Energy's net income increased $5.2 million for 2022 when compared to 2021.

MGE Energy's net federal and state taxes paid decreased $0.8 million during 2022, when compared to 2021.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $40.5 million in cash used for operating activities for 2022, primarily due to increased gas inventory driven by the increase cost of gas, increased unbilled revenues, and customer receivables. These increases in cash used for operations were partially offset by an increase in accounts payable.

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

Hosted software asset expenditures during 2022 were $0.5 million. This amount represents a decrease of $2.9 million in cash used when compared to 2021.

MGE

Cash provided by operating activities for 2022 was $151.1 million, an increase of $20.8 million when compared to 2021.

Net income increased $4.7 million for 2022 when compared to 2021.

MGE's net federal and state taxes paid decreased $2.4 million during 2022, when compared to 2021.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $40.0 million in cash used for operating activities for 2022, primarily due to increased gas inventory driven by the increase cost of gas, increased unbilled revenues, and customer receivables. These increases in cash used for operations were partially offset by an increase in accounts payable.

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

Hosted software asset expenditures during 2022 were $0.5 million. This amount represents a decrease of $2.9 million in cash used when compared to 2021.

Capital Requirements and Investing Activities

Cash outflows for MGE Energy and MGE principally reflect capital expenditures. See "Capital Expenditures" below for more information.

MGE Energy

MGE Energy's cash used for investing activities increased $23.2 million for 2022 when compared to 2021.

Capital expenditures for 2022 were $175.0 million. This amount represents an increase of $21.9 million from the expenditures made in 2021. This increase primarily reflects the increase of expenditures for Badger Hollow II and Paris.

Capital contributions in ATC and other investments increased $1.2 million for 2022 when compared to 2021.

Proceeds from the sale of investments decreased $0.8 million during 2022, when compared to 2021.

MGE

MGE's cash used for investing activities increased $21.2 million for 2022 when compared to 2021.

Capital expenditures for 2022 were $175.0 million. This amount represents an increase of $21.9 million from the expenditures made in 2021. This increase primarily reflects the increase of expenditures for Badger Hollow II and Paris.

Capital Expenditures

The following table shows MGE Energy's actual capital expenditures for both 2021 and 2022, and forecasted capital expenditures for 2023 through 2027:

(In thousands)	Actual		Forecasted
For the years ended December 31,	2021	2022	2023	2024	2025	2026	2027
Electric	$115,234	$141,273	$174,500	$186,200	$181,800	$185,700	$161,100
Gas	34,071	27,656	34,300	30,000	31,000	29,400	30,800
Utility plant total	149,305	168,929	208,800	216,200	212,800	215,100	191,900
Nonregulated	3,864	6,101	6,400	10,100	6,100	4,000	5,200
MGE Energy total	$153,169	$175,030	$215,200	$226,300	$218,900	$219,100	$197,100

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

MGE is targeting at least 80% carbon reduction from electric generation by 2030 (from 2005 levels) and net-zero carbon electricity by 2050. Solar, wind, and battery storage projects are a major step toward deep decarbonization and greater use of clean energy sources in pursuit of our goal. MGE continues to evaluate solar, wind, and battery storage projects that align with its goals as legacy fossil fuel-fired facilities are retired. The target early retirement date for Columbia is June 2026. MGE has included forecasted capital expenditures for the years 2023 through 2026 for projects to replace Columbia's generation.

The following table provides further detail of MGE Energy's forecasted capital expenditures, separating spending into capital project categories for 2023 through 2027:

(In thousands)	Forecasted
For the years ended December 31,	2023	2024	2025	2026	2027
Electric renewables(a)	$76,300	$88,200	$98,400	$117,200	$85,600
Electric production	37,600	37,100	18,500	5,700	9,300
Electric distribution	60,600	60,900	64,900	62,800	66,200
Gas distribution	34,300	30,000	31,000	29,400	30,800
Utility plant total	208,800	216,200	212,800	215,100	191,900
Nonregulated	6,400	10,100	6,100	4,000	5,200
MGE Energy total	$215,200	$226,300	$218,900	$219,100	$197,100
(a)
Includes solar and wind generation and battery storage.

Our forecasted capital expenditures reflect the following significant renewable projects that are proposed or currently under construction:

Project	Source	Ownership Interest	Share of Generation/Battery Storage	Share of Costs(c)	Estimated Date of Commercial Operation
Red Barn(a)	Wind	10%	9.16MW	$18 million(e)	Early 2023
Badger Hollow II(a)	Solar	33%	50MW	$76 million(d)(e)	Second Half of 2023
Paris(a)	Solar/Battery	10%	20MW/11MW	$51 million(d)(e)	2023(f)
Darien(a)	Solar/Battery	10%	25MW/7.5MW	$45 million(d)	2024(f)
Koshkonong(b)	Solar/Battery	10%	30MW/16.5MW	$65 million(d)	2025(f)

(a)
Approved by the PSCW.
(b)
Pending approval by the PSCW. There is no certainty that this project will be approved by the PSCW.
(c)
Excluding AFUDC.
(d)
Requested, in the case of projects pending PSCW approval, or received, in the case of Badger Hollow II, Paris, and Darien, approval to recover 100% AFUDC.
(e)
See Footnote 6 of Notes to Consolidated Financial Statements in the Report for information on costs incurred.
(f)
Battery storage timing to be determined.

In 2022, MGE notified the PSCW of increases in projected costs at Badger Hollow II and Paris. The main drivers were increases in the costs of key commodities, labor, and solar modules resulting from supply chain and market disruptions. See Footnote 6 of Notes to Consolidated Financial Statements in this Report for more information on these projects. Furthermore, solar procurement disruptions have also shifted construction timelines for Darien and Koshkonong. Projected completion dates of these projects are one year later than originally anticipated. MGE continues to assess the potential impact of these disruptions on current and future solar projects that may result in an increase in costs or delays in construction timelines. See further information on procurement disruptions discussed earlier under "Executive Overview."

West Riverside: In December 2022, the PSCW approved MGE's request for its purchase of an ownership interest in the West Riverside Energy Center, a highly efficient, state-of-the-art natural gas-fired plant in Beloit, Wisconsin. MGE's share of West Riverside will be 25 MW at a purchase price of approximately $25 million. The acquisition of that ownership interest is expected to occur in March 2023. MGE also has an option to purchase an additional 25 MW of capacity from West Riverside until May 2025. MGE currently expects to file in the first half of 2023 with the PSCW a request for a purchase of the additional 25 MW.

Electric and Gas Distribution: In 2023 through 2027, electric and gas capital expenditures include investment in enhanced metering solutions to provide customers with more timely and detailed energy use information. Investments in advanced metering infrastructure will provide additional benefits including outage and demand response and automated meter reading capabilities. Forecasted capital expenditures in those years is approximately $36 million.

Financing Activities

The principal sources and uses of cash are related to short-term and long-term borrowings and repayments and the payment of cash dividends.

MGE Energy

Cash provided by MGE Energy's financing activities was $25.5 million for 2022, compared to $8.8 million of cash used for financing activities in 2021.

For 2022, cash dividends paid were $57.5 million compared to $54.8 million in 2021. The increase reflected a higher dividend rate per share ($1.59 vs. $1.52).

During 2022, MGE borrowed $25.0 million of senior unsecured notes whose proceeds were used to assist with the payment of additional capital expenditures and other corporate obligations compared to $100.0 million of borrowings in 2021.

For 2022, net short-term debt borrowings were $65.0 million, compared to $47.0 million of repayments in 2021.

MGE

During 2022, cash provided by MGE's financing activities was $27.7 million, compared to $26.0 million of cash provided by financing activities in 2021.

Cash dividends to parent (MGE Energy) were $33.5 million in 2022, compared to $5.0 million in 2021.

Distributions to parent (MGE Energy) from noncontrolling interest, which represent distributions from MGE Power Elm Road and MGE Power West Campus, were $22.0 million for 2022, compared to $15.0 million in 2021. The noncontrolling interest arises from the accounting required for the entities, which are not owned by MGE but are consolidated as VIEs.

During 2022, MGE issued $25.0 million of senior unsecured notes whose proceeds were used to assist with the payment of additional capital expenditures and other corporate obligations compared to $100.0 million of borrowings in 2021.

For 2022, net short-term debt borrowings were $65.0 million compared to $47.0 million of repayments in 2021.

Dividend Restrictions

Dividend payments by MGE to MGE Energy are subject to restrictions arising under a PSCW rate order and, to a lesser degree, MGE's first mortgage bonds. The PSCW order restricts any dividends that MGE may pay MGE Energy if its common equity ratio, calculated in the manner used in the rate proceeding, is less than 55%. MGE's thirteen month rolling average common equity ratio as of December 31, 2022, is 60.5%, as determined under the calculation used in the rate proceeding. This restriction did not restrict MGE's payment of dividends in 2022. Cash dividends of $33.5 million and $5.0 million, respectively, were paid by MGE to MGE Energy in 2022 and 2021. The rate proceeding calculation includes indebtedness imputed amounts for MGE's outstanding purchase power capacity payments and other PSCW adjustments but does not include the indebtedness associated with MGE Power Elm Road and MGE Power West Campus, which are consolidated into MGE's financial statements but are not direct obligations of MGE.

MGE has covenanted with the holders of its first mortgage bonds not to declare or pay any dividend or make any other distribution on or purchase any shares of its common stock unless, after giving effect thereto, the aggregate amount of all such dividends and distributions and all amounts applied to such purchases, after December 31, 1945, shall not exceed the earned surplus (retained earnings) accumulated subsequent to December 31, 1945. As of December 31, 2022, approximately $650.1 million was available for the payment of dividends under this covenant.

MGE Power West Campus has covenanted with the holders of its outstanding senior secured notes not to declare or make distributions to us in the event that, both before and after giving effect to such distribution, its total debt to total capitalization would exceed 0.65 to 1.00 or its projected debt service coverage ratio for the following four fiscal quarters would be less than 1.25 to 1.00. Projected debt service coverage considers the projected revenues available for debt service, after deducting expenses other than debt service, in relation to projected debt service on indebtedness.

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

Credit Facilities

As of December 31, 2022, MGE Energy and MGE had the following aggregate bank commitments and available capacity under their credit agreements:

Borrower	Aggregate Bank Commitments	Outstanding Commercial Paper	Letters of Credit Issued Inside Credit Facilities	Outstanding Borrowings	Available Capacity	Expiration Date
(In millions)
MGE Energy	$50.0	$—	$—	$—	$50.0	November 8, 2027
MGE	$100.0	$70.5	$0.7	$—	$28.8	November 8, 2027

In January 2023, MGE amended one of its credit agreements to increase the available credit by an additional $30 million, increasing MGE's aggregate bank commitments to $130 million.

Borrowings under the Credit Agreements may bear interest at a rate based upon either a "floating rate" or an "Adjusted Term SOFR Rate," plus an adder based upon the credit ratings assigned to MGE's senior unsecured long-term debt securities. The "floating rate" is calculated on a daily basis as the highest of a prime rate and several adjusted interest rate indices (as set forth in the Credit Agreements), subject to a floor of one percent per annum or zero, depending on the credit agreement. The "floating rate" adder ranges from zero to 0.125%. The "Adjusted Term SOFR Rate" is calculated as provided in the Credit Agreements. The "Adjusted Term SOFR Rate" adder ranges from 0.625% to 1.125%.

The credit agreements require the borrower to maintain a ratio of consolidated debt to consolidated total capitalization not to exceed a maximum of 65%. In the case of MGE, the ratio calculation excludes assets, liabilities, revenues, and expenses included in MGE's financial statements as a result of the consolidation of VIEs, such as MGE Power Elm Road and MGE Power West Campus. As of December 31, 2022, the ratio of consolidated debt to consolidated total capitalization for each of MGE Energy and MGE, as calculated under the credit agreements' covenant, were 39.6% and 42.4%, respectively. See Footnote 13 of the Notes to Consolidated Financial Statements in this Report for additional information regarding the credit facilities.

Capitalization Ratios

MGE Energy's capitalization ratios were as follows:

	MGE Energy
	2022	2021
Common shareholders' equity	60.4%	62.2%
Long-term debt(a)	35.7%	37.5%
Short-term debt	3.9%	0.3%

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

Contractual Obligations and Commercial Commitments for MGE Energy and MGE

MGE Energy's and MGE's contractual obligations as of December 31, 2022, representing cash obligations that are considered to be firm commitments, are as follows:

		Payment Due Within:			Due After
(In thousands)	Total	1 Year	2-3 Years	4-5 Years	5 Years
MGE Energy
Long-term debt(a)	$643,560	$54,314	$10,431	$56,021	$522,794
Short-term debt(b)	70,500	70,500	-	-	-
Interest expense(c)	379,818	25,988	49,189	47,154	257,487
Leases(d)	58,660	2,154	3,307	2,456	50,743
Purchase obligations(e)	284,531	116,752	93,775	35,908	38,096
Construction obligations(f)	47,633	47,633	-	-	-
Other obligations(g)	15,350	9,754	1,866	1,398	2,332
Total MGE Energy contractual obligations	$1,500,052	$327,095	$158,568	$142,937	$871,452

MGE
Long-term debt(a)	$643,560	$54,314	$10,431	$56,021	$522,794
Short-term debt(b)	70,500	70,500	—	—	—
Interest expense(c)	379,818	25,988	49,189	47,154	257,487
Leases(d)	58,660	2,154	3,307	2,456	50,743
Purchase obligations(e)	284,531	116,752	93,775	35,908	38,096
Construction obligations(f)	47,633	47,633	—	—	—
Other obligations(g)	6,483	887	1,866	1,398	2,332
Total MGE contractual obligations	$1,491,185	$318,228	$158,568	$142,937	$871,452

(a)
Long-term debt consisting of secured first mortgage bonds, unsecured medium-term notes, and Industrial Development Revenue Bonds issued by MGE, and private placement debt issued by MGE, MGE Power Elm Road, and MGE Power West Campus. In November 2022, MGE entered into a private placement Note Purchase Agreement in which it committed to issue $25 million of new long-term debt (Series A), $15 million of new long-term debt (Series B), carrying an interest rate of 5.43% per annum over its 10-year life, and $35 million of new long-term debt (Series C), carrying an interest rate of 5.53% per annum over its 12-year life. Funding occurred on December 1, 2022, for Series A and will occur on February 28, 2023, for Series B and Series C. The proceeds of the debt financing will be used to assist with capital expenditures and other corporate obligations.
(b)
Short-term debt consisting of commercial paper for MGE. See Footnote 13 of the Notes to Consolidated Financial Statements in this Report.
(c)
Amount represents interest expense on long-term debt. See Footnote 14 of the Notes to Consolidated Financial Statements in this Report for further discussion of the long-term debt outstanding as of December 31, 2022.
(d)
Leases. See Footnote 5 of the Notes to Consolidated Financial Statements in this Report.
(e)
Purchase obligations consist primarily of the purchase of electricity and natural gas, electric transmission, natural gas storage capacity, natural gas pipeline transportation, and the purchase and transport of coal. See Footnote 16.c. of the Notes to Consolidated Financial Statements in this Report.
(f)
Construction obligations consist primarily of Badger Hollow II, Paris, and other renewable projects. In January 2023, MGE entered into an asset purchase agreement for approximately $10 million for a solar generating facility. The project is expected to be in service in 2023. This amount is excluded from the table above.
(g)
Other obligations are primarily related to investment commitments, environmental projects, and uncertain tax positions.

The above amounts do not include any contributions for MGE's pension and postretirement plans. MGE does not expect to need to make any required contributions to the qualified plans for 2023. The contributions for years after 2023 are not yet currently estimated. Due to uncertainties in the future economic performance of plan assets, discount rates, and other key assumptions, estimated contributions are subject to change. MGE may also elect to make additional discretionary contributions to the plans.

The above amounts do not include future capital calls by ATC and ATC Holdco. In January 2023, MGE Transco made a $0.4 million contribution to ATC. The amount and timing of future capital calls to these entities is uncertain and primarily dependent on the operations and expansion of ATC and the resumption of development activities by ATC Holdco.

MGE Energy's and MGE's commercial commitments as of December 31, 2022, representing commitments triggered by future events and including financing arrangements to secure obligations of MGE Energy and MGE, are as follows:

		Expiration Within:			Due After
(In thousands)	Total	1 Year	2-3 Years	4-5 Years	5 Years
MGE Energy
Lines of credit(a)(c)	$150,000	$—	$—	$150,000	$—

MGE
Lines of credit(b)(c)	$100,000	$—	$—	$100,000	$—

(a)
Amount includes the facilities discussed in (b) plus an additional line of credit. MGE Energy has available at any time a $50 million committed revolving credit agreement, expiring in November 2027. As of December 31, 2022, MGE Energy had no borrowings outstanding under this credit facility.
(b)
Amount includes two committed revolving credit agreements totaling $100 million expiring in November 2027. These credit facilities are used to support commercial paper issuances. As of December 31, 2022, MGE had $70.5 million of commercial paper outstanding backed by the facilities but no borrowings outstanding. As of December 31, 2022, MGE had $0.7 million of letters of credit issued inside credit facilities.
(c)
In January 2023, MGE amended its credit agreement to increase the line of credit available an additional $30 million. This amount has been excluded from the table above.

Other Matters

Rate Matters

In December 2021, the PSCW approved a settlement agreement for MGE's 2022 rate case. The settlement agreement provides for an 8.81% increase for electric rates and a 2.15% increase to gas rates for 2022. As part of the settlement agreement, the PSCW approved a 0.96% increase in 2023 gas rates and a potential 2023 electric rate change to be addressed through a limited rate case reopener.

In December 2022, the PSCW approved the electric rate case reopener. The reopener provides for a 9.01% increase to electric rates for 2023.

Details related to MGE's 2022/2023 approved settlement agreement and 2023 electric limited reopener are shown in the table below:

(Dollars in thousands)	Authorized Average Rate Base(a)	Authorized Average CWIP(b)	Authorized Return on Common Equity(c)	Common Equity Component of Regulatory Capital Structure	Effective Date
Electric (2022 Test Period)	$1,044,362	$19,976	9.8%	55.63%	1/1/2022
Gas (2022 Test Period)	299,319	11,410	9.8%	55.63%	1/1/2022
Electric (2023 Test Period)	$1,162,516	$19,976	9.8%	55.63%	1/1/2023
Gas (2023 Test Period)	312,270	8,228	9.8%	55.63%	1/1/2023

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

Several petitions for review of FERC’s prior orders were filed with the U.S. Court of Appeals for the D.C. Circuit (the "Court") and an oral argument was held in November 2021. In August 2022, the Court ruled that four of the five arguments made by the complaining parties were unpersuasive. However, the Court agreed that FERC’s decision to reintroduce a risk-premium model into its ROE methodology was arbitrary and capricious. The Court vacated the underlying orders for the First Complaint Period and remanded to FERC for further proceedings. In 2022, our share of ATC's earnings reflected an estimated possible loss of approximately $0.9 million, inclusive of interest and net of tax, for a possible additional refund for the First Complaint Period and for the period following the Second Complaint Period. Although the Court agreed that FERC was correct to use the base ROE established in the first complaint to adjudicate the second, and that FERC was right to dismiss the second complaint, the second complaint was also remanded for FERC to reopen proceedings. Any reduction in ATC's ROE could result in lower equity earnings and distributions from ATC in the future.

We derived approximately 5.9%, 6.7%, and 8.0%, respectively, of our net income for 2022, 2021, and 2020 from our investment in ATC.

Inflation Reduction Act

In August 2022, the Inflation Reduction Act (IRA) was signed into law. Among other provisions, the IRA: extends current PTC and ITC for renewable technologies (e.g., wind and solar); restores full value of the PTC and ITC for qualifying facilities placed into service after 2021 that satisfy prevailing wage and apprenticeship requirements; creates a PTC for solar, clean hydrogen and nuclear; establishes an ITC for energy storage, microgrids, and interconnection facilities; and allows companies to monetize or sell credits to unrelated parties. In addition, the IRA created a new corporate alternative minimum tax (AMT). MGE Energy does not expect to be subject to the AMT in the near term. Implementation of IRA provisions is subject to the issuance of additional guidance by the U.S. Treasury Department. While the final impact cannot be determined at this time, the IRA did not have a material impact on MGE Energy and MGE for the year ending December 31, 2022.

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

MGE uses third-party specialists to assist with evaluating its assumptions and measurement of the costs and obligations associated with these retirement benefits. The discount rate and expected return on plan assets are based primarily on available investment yields and the historical performance of plan assets. They are critical accounting estimates because they are subject to management's judgment and can materially affect financial performance.

•
Assumed return on assets. This assumption represents the rate of return on plan assets reflecting the average rate of earnings expected on the funds invested (or to be invested) to provide for the benefits included in the projected benefit obligation. For 2022, MGE used an assumed return on assets of 6.75% for pension and 6.40% for other postretirement benefits. In 2023, the pension asset assumption will increase to 7.00% and the postretirement benefit assumption will increase to 6.59%. The annual expected rate of return is based on projected long-term equity and bond returns, maturities and asset allocations. Holding other assumptions constant, for every 1% reduction in the expected rate of return on plan assets, annual pension and other postretirement cost would increase by approximately $5.2 million, before taxes.

•
Discount rate. The discount rate represents the rate at which pension obligations could effectively be settled on a present-value basis. MGE uses high-grade bond yields as a benchmark for determining the appropriate discount rate. MGE uses individual spot rates rather than a weighted average of the yield curve spot rates to measure the service cost and interest cost components for net periodic benefit cost. Holding other assumptions constant, a 0.5% decrease in the discount rate on the obligation balance as of December 31, 2022, would increase annual pension and other postretirement cost by approximately $1.9 million, before taxes.

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

The recovery of MGE's electric fuel costs is subject to fuel rules established by the PSCW. Fuel rules require Wisconsin utilities to defer electric fuel-related costs that fall outside a symmetrical cost tolerance band. Any over or under recovery of the actual costs is determined in the following year and is then reflected in future billings to electric retail customers. MGE is subject to a plus or minus 1% range in 2022 increasing to 2% in 2023. MGE assumes the risks and benefits of variances that are within the cost tolerance band. For 2023, $95.9 million in fuel and purchased power costs will be recovered in rates and are subject to this rule and included in MGE's fuel monitoring level rates. See Footnote 9.b. of the Notes to Consolidated Financial Statements in this Report for additional information on fuel rules.

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

MGE has financial gas and electric commodity contracts to hedge commodity price risk in the gas and electric utility segments. These contracts are primarily comprised of exchange-traded option and future contracts. MGE also holds financial transmission rights (FTRs), which are used to hedge the risk of increased transmission congestion charges. As of December 31, 2022, the cost basis of exchange traded derivatives and FTRs exceeded their fair value by $5.1 million. Under the PGA clause and electric fuel rules, MGE may include the costs and benefits of the aforementioned fuel price risk management tools in the costs of fuel (natural gas or power). Because these costs or benefits are recoverable, the related unrealized loss or gain has been deferred on the consolidated balance sheets as a regulatory asset or liability, respectively.

Interest Rate Risk

Both MGE Energy and MGE may have short term borrowings at varying interest rates. MGE issues commercial paper for its short-term borrowings, while MGE Energy draws from its current credit facility to meet short-term borrowing needs. Borrowing levels vary from period to period depending upon capital investments and other factors. Future short-term interest expense and payments will reflect both future short-term interest rates and borrowing levels. MGE Energy and MGE manage interest rate risk by limiting their variable rate exposure and continually monitoring the effects of market changes on interest rates. MGE is not exposed to changes in interest rates on a substantial portion of its long-term debt until that debt matures and is refinanced at market rates. Assuming the current level of variable rate borrowings and assuming a 1% change in the 2022 average interest rate under those borrowings, it is estimated that our 2022 interest expense and net income would have changed $0.7 million for both MGE Energy and MGE.

Equity Price Risk - Pension-Related Assets

MGE currently funds its liabilities related to employee benefits through trust funds. These funds, which include investments in debt and equity securities, are managed by various third-party investment managers. Changes in the market value of these investments can have an impact on the future expenses related to these liabilities. Holding other assumptions constant, for every 1% reduction in the expected rate of return on plan assets, annual pension and other postretirement cost would increase by approximately $5.2 million, before taxes. MGE's risk of expense and annuity payments, as a result of changes in the market value of the trust funds, is mitigated in part through future rate actions by the PSCW. The value of employee benefit plans trusts' assets have decreased in value by approximately 18% for the year ended December 31, 2022 and increased 15% for the year ended December 31, 2021.

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

Additionally, if a counterparty were to default and MGE were to liquidate all contracts with that entity, MGE's credit loss could include: the loss in value of mark-to-market contracts, the amount owed for settled transactions, and additional payments to settle unrealized losses. As of December 31, 2022, no counterparties had defaulted.

MGE is obligated to provide service to all electric and gas customers within its franchised territories. MGE's franchised electric territory includes a 264 square-mile area in Dane County, Wisconsin, and MGE's franchised gas territory includes a service area covering 1,684 square miles in Wisconsin. Based on results for the year ended December 31, 2022, no one customer constituted more than 10% of total operating revenues for MGE Energy and MGE. Credit risk for electric and gas is managed by MGE's credit and collection policies, which are consistent with state regulatory requirements.

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

Item 8. Financial Statements and Supplementary Data.

MGE Energy

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in the Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of MGE Energy's internal control over financial reporting as of December 31, 2022, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

February 22, 2023

MGE

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in the Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

February 22, 2023

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of MGE Energy, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes, as listed in the index appearing under Item 15(a)(1), and the financial statement schedules listed in the index appearing under Item 15(a)(2), of MGE Energy, Inc. and its subsidiaries (the “Company”) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Accounting for Rate Regulation

As described in Notes 1 and 8 to the consolidated financial statements, the Company applies the authoritative guidance for accounting for certain types of regulation, which requires the Company to record regulatory assets and regulatory liabilities. Regulatory assets represent costs which are deferred due to the probable future recovery from customers through regulated rates while regulatory liabilities represent the excess recovery of costs or accrued credits which were deferred because management believes it is probable such amounts will be returned to customers through future regulated rates. As disclosed by management, management continually assesses whether the regulatory assets and liabilities meet the criteria for probability of future recovery or deferral. This assessment considers factors such as changes in the regulatory environment, recent rate orders to other regulated entities under the same jurisdiction, and the status of any pending or potential deregulation legislation. Regulatory assets and liabilities are amortized in the consolidated statements of income consistent with the recovery or refund included in customer rates. As of December 31, 2022, there was $113.4 million of deferred costs in regulatory assets and $168.9 million of accrued credits within regulatory liabilities.

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

February 22, 2023

We have served as the Company's auditor since 1993.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Madison Gas and Electric Company

Opinion on the Financial Statements

We have audited the consolidated financial statements, including the related notes, as listed in the index appearing under Item 15(a)(1), and the financial statement schedule listed in the index appearing under Item 15(a)(2), of Madison Gas and Electric Company and its subsidiaries (the “Company”) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

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

Accounting for Rate Regulation

As described in Notes 1 and 8 to the consolidated financial statements, the Company applies the authoritative guidance for accounting for certain types of regulation, which requires the Company to record regulatory assets and regulatory liabilities. Regulatory assets represent costs which are deferred due to the probable future recovery from customers through regulated rates while regulatory liabilities represent the excess recovery of costs or accrued credits which were deferred because management believes it is probable such amounts will be returned to customers through future regulated rates. As disclosed by management, management continually assesses whether the regulatory assets and liabilities meet the criteria for probability of future recovery or deferral. This assessment considers factors such as changes in the regulatory environment, recent rate orders to other regulated entities under the same jurisdiction, and the status of any pending or potential deregulation legislation. Regulatory assets and liabilities are amortized in the consolidated statements of income consistent with the recovery or refund included in customer rates. As of December 31, 2022, there was $113.4 million of deferred costs in regulatory assets and $168.9 million of accrued credits within regulatory liabilities.

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

February 22, 2023

We have served as the Company's auditor since 1993.

MGE Energy, Inc.

Consolidated Statements of Income

(In thousands, except per share amounts)

	For the Years Ended December 31,
	2022	2021	2020
Operating Revenues:
Electric revenues	$465,847	$420,964	$394,372
Gas revenues	248,672	185,620	144,261
Total Operating Revenues	714,519	606,584	538,633

Operating Expenses:
Fuel for electric generation	61,329	54,633	41,684
Purchased power	46,821	39,395	42,883
Cost of gas sold	152,570	99,690	63,697
Other operations and maintenance	209,875	199,316	186,430
Depreciation and amortization	85,549	76,983	74,188
Other general taxes	20,632	19,273	19,754
Total Operating Expenses	576,776	489,290	428,636
Operating Income	137,743	117,294	109,997

Other income, net	26,080	16,694	25,365
Interest expense, net	(26,647)	(24,112)	(23,521)
Income before income taxes	137,176	109,876	111,841
Income tax provision	(26,224)	(4,115)	(19,423)
Net Income	$110,952	$105,761	$92,418

Earnings Per Share of Common Stock
Basic	$3.07	$2.92	$2.60
Diluted	$3.07	$2.92	$2.60

Dividends per share of common stock	$1.59	$1.52	$1.45

Weighted Average Shares Outstanding
Basic	36,163	36,163	35,612
Diluted	36,174	36,167	35,612

The accompanying notes are an integral part of the above consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	For the Years Ended December 31,
	2022	2021	2020
Operating Activities:
Net income	$110,952	$105,761	$92,418
Items not affecting cash:
Depreciation and amortization	85,549	76,983	74,188
Deferred income taxes	23,435	4,837	10,363
Provision for doubtful receivables	1,764	1,550	1,415
Employee benefit plan (credit) cost	(8,142)	(2,203)	(3,716)
Equity earnings in investments	(9,136)	(9,270)	(10,221)
Other items	(1,535)	120	(2,750)
Changes in working capital items:
Accounts receivable and unbilled revenues	(16,726)	(24,651)	(5,451)
Inventories	(22,226)	(6,342)	(842)
Prepaid taxes	1,082	(5,035)	1,713
Other current assets	(3,729)	(192)	(1,057)
Accounts payable	5,102	2,729	14,353
Other current liabilities	(5,562)	(6,734)	(5,635)
Dividends from investments	7,090	7,832	8,998
Cash contributions to pension and other postretirement plans	(7,308)	(6,935)	(6,296)
Other noncurrent items, net	(6,875)	(923)	4,963
Cash Provided by Operating Activities	153,735	137,527	172,443
Investing Activities:
Capital expenditures	(175,030)	(153,169)	(203,139)
Capital contributions to investments	(5,185)	(4,027)	(5,601)
Other	70	221	(1,672)
Cash Used for Investing Activities	(180,145)	(156,975)	(210,412)
Financing Activities:
Issuance of common stock, net	—	—	79,635
Cash dividends paid on common stock	(57,500)	(54,788)	(51,729)
Repayment of long-term debt	(4,889)	(4,771)	(38,959)
Issuance of long-term debt	25,000	100,000	19,300
Proceeds from (repayments of) short-term debt	65,000	(47,000)	52,500
Other	(2,068)	(2,197)	(1,553)
Cash Provided by (Used for) Financing Activities	25,543	(8,756)	59,194
Change in cash, cash equivalents, and restricted cash	(867)	(28,204)	21,225
Cash, cash equivalents, and restricted cash at beginning of period	18,835	47,039	25,814
Cash, cash equivalents, and restricted cash at end of period	$17,968	$18,835	$47,039

Supplemental Disclosures of Cash Flow Information:
Interest paid	$25,957	$23,502	$23,898
Income taxes paid	$7,966	$4,000	$8,127
Income taxes received	$(4,800)	$—	$—
Significant noncash investing activities:
Accrued capital expenditures	$5,970	$14,414	$5,719

The accompanying notes are an integral part of the above consolidated financial statements.

MGE Energy, Inc.

Consolidated Balance Sheets

(In thousands)

	As of December 31,
ASSETS	2022	2021
Current Assets:
Cash and cash equivalents	$11,604	$17,438
Accounts receivable, less reserves of $7,050 and $6,940, respectively	55,407	46,205
Other accounts receivable, less reserves of $1,323 and $1,364, respectively	11,418	16,094
Unbilled revenues	43,086	34,812
Materials and supplies, at average cost	33,465	29,863
Fuel for electric generation, at average cost	7,962	6,429
Stored natural gas, at average cost	32,848	15,668
Prepaid taxes	19,132	20,214
Regulatory assets - current	9,541	1,465
Other current assets	19,017	11,183
Total Current Assets	243,480	199,371
Other long-term receivables	556	1,155
Regulatory assets	103,900	107,547
Pension and other postretirement benefit asset	68,872	58,757
Other deferred assets and other	23,809	27,548
Property, Plant, and Equipment:
Property, plant, and equipment, net	1,865,352	1,828,171
Construction work in progress	105,748	50,603
Total Property, Plant, and Equipment	1,971,100	1,878,774
Investments	105,883	98,754
Total Assets	$2,517,600	$2,371,906

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$54,314	$4,889
Short-term debt	70,500	5,500
Accounts payable	59,334	64,149
Accrued interest and taxes	7,868	10,385
Accrued payroll related items	13,064	12,951
Regulatory liabilities - current	11,925	9,365
Other current liabilities	8,057	10,608
Total Current Liabilities	225,062	117,847
Other Credits:
Deferred income taxes	252,190	231,149
Investment tax credit - deferred	48,735	44,836
Regulatory liabilities	156,988	154,298
Accrued pension and other postretirement benefits	53,607	73,085
Finance lease liabilities	17,108	17,322
Other deferred liabilities and other	96,990	91,690
Total Other Credits	625,618	612,380
Capitalization:
Common shareholders' equity:
Common Stock - $1 par value - 75,000 shares authorized; 36,163 shares issued and outstanding	36,163	36,163
Additional paid-in capital	395,657	394,903
Retained earnings	649,854	596,402
Total Common Shareholders' Equity	1,081,674	1,027,468
Long-term debt	585,246	614,211
Total Capitalization	1,666,920	1,641,679
Commitments and contingencies (see Footnote 16)
Total Liabilities and Capitalization	$2,517,600	$2,371,906

The accompanying notes are an integral part of the above consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Common Equity

(In thousands, except per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income/(Loss)	Total
2020
Beginning balance - December 31, 2019	34,668	$34,668	$316,268	$504,740	$—	$855,676
Net income				92,418		92,418
Common stock dividends declared ($1.45 per share)				(51,729)		(51,729)
Common stock issued, net	1,495	1,495	78,140			79,635
Ending balance - December 31, 2020	36,163	36,163	394,408	545,429	—	976,000

2021
Net income				105,761		105,761
Common stock dividends declared ($1.52 per share)				(54,788)		(54,788)
Equity-based compensation plans and other			495			495
Ending balance - December 31, 2021	36,163	36,163	394,903	596,402	—	1,027,468

2022
Net income				110,952		110,952
Common stock dividends declared ($1.59 per share)				(57,500)		(57,500)
Equity-based compensation plans and other			754			754
Ending balance - December 31, 2022	36,163	$36,163	$395,657	$649,854	$—	$1,081,674

The accompanying notes are an integral part of the above consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Income

(In thousands)

	For the Years Ended December 31,
	2022	2021	2020
Operating Revenues:
Electric revenues	$465,847	$420,964	$394,372
Gas revenues	248,672	185,620	144,261
Total Operating Revenues	714,519	606,584	538,633

Operating Expenses:
Fuel for electric generation	61,329	54,633	41,684
Purchased power	46,821	39,395	42,883
Cost of gas sold	152,570	99,690	63,697
Other operations and maintenance	209,007	198,552	185,450
Depreciation and amortization	85,549	76,983	74,188
Other general taxes	20,627	19,269	19,750
Total Operating Expenses	575,903	488,522	427,652
Operating Income	138,616	118,062	110,981

Other income, net	17,626	9,121	15,019
Interest expense, net	(26,687)	(24,153)	(23,642)
Income before income taxes	129,555	103,030	102,358
Income tax provision	(24,063)	(2,248)	(16,835)
Net Income	$105,492	$100,782	$85,523
Less Net Income Attributable to Noncontrolling Interest, net of tax	(21,576)	(22,391)	(22,393)
Net Income Attributable to MGE	$83,916	$78,391	$63,130

The accompanying notes are an integral part of the above consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Cash Flows

(In thousands)

	For the Years Ended December 31,
	2022	2021	2020
Operating Activities:
Net income	$105,492	$100,782	$85,523
Items not affecting cash:
Depreciation and amortization	85,549	76,983	74,188
Deferred income taxes	22,767	3,654	8,543
Provision for doubtful receivables	1,764	1,550	1,415
Employee benefit plan (credit) cost	(8,142)	(2,203)	(3,716)
Other items	672	2,002	(1,828)
Changes in working capital items:
Accounts receivable and unbilled revenues	(16,697)	(24,680)	(5,453)
Inventories	(22,226)	(6,342)	(842)
Prepaid taxes	912	(4,531)	616
Other current assets	(3,774)	(148)	(1,157)
Accounts payable	5,104	2,775	14,603
Accrued interest and taxes	(2,737)	244	1,651
Other current liabilities	(2,541)	(11,107)	(4,909)
Cash contributions to pension and other postretirement plans	(7,308)	(6,935)	(6,296)
Other noncurrent items, net	(7,768)	(1,804)	3,980
Cash Provided by Operating Activities	151,067	130,240	166,318
Investing Activities:
Capital expenditures	(175,030)	(153,169)	(203,139)
Other	(1,065)	(1,709)	(2,122)
Cash Used for Investing Activities	(176,095)	(154,878)	(205,261)
Financing Activities:
Cash dividends paid to parent by MGE	(33,500)	(5,000)	—
Distributions to parent from noncontrolling interest	(22,000)	(15,000)	(21,500)
Capital contribution from parent	—	—	30,000
Repayment of long-term debt	(4,889)	(4,771)	(38,959)
Issuance of long-term debt	25,000	100,000	19,300
Proceeds from (repayments of) short-term debt	65,000	(47,000)	52,500
Other	(1,881)	(2,197)	(1,523)
Cash Provided by Financing Activities	27,730	26,032	39,818
Change in cash, cash equivalents, and restricted cash	2,702	1,394	875
Cash, cash equivalents, and restricted cash at beginning of period	7,798	6,404	5,529
Cash, cash equivalents, and restricted cash at end of period	$10,500	$7,798	$6,404

Supplemental disclosures of cash flow information:
Interest paid	$25,957	$23,502	$23,898
Significant noncash investing activities:
Accrued capital expenditures	$5,970	$14,414	$5,719

The accompanying notes are an integral part of the above consolidated financial statements.

Madison Gas and Electric Company

Consolidated Balance Sheets

(In thousands)

	As of December 31,
ASSETS	2022	2021
Current Assets:
Cash and cash equivalents	$4,136	$6,401
Accounts receivable, less reserves of $7,050 and $6,940, respectively	55,407	46,205
Other accounts receivable, less reserves of $1,323 and $1,364, respectively	11,416	16,092
Unbilled revenues	43,086	34,812
Materials and supplies, at average cost	33,465	29,863
Fuel for electric generation, at average cost	7,962	6,429
Stored natural gas, at average cost	32,848	15,668
Prepaid taxes	18,467	19,379
Regulatory assets - current	9,541	1,465
Other current assets	19,479	11,629
Total Current Assets	235,807	187,943
Affiliate receivable long-term	1,059	1,589
Regulatory assets	103,900	107,547
Pension and other postretirement benefit asset	68,872	58,757
Other deferred assets and other	23,758	27,907
Property, Plant, and Equipment:
Property, plant, and equipment, net	1,865,380	1,828,199
Construction work in progress	105,748	50,603
Total Property, Plant, and Equipment	1,971,128	1,878,802
Investments	115	230
Total Assets	$2,404,639	$2,262,775

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$54,314	$4,889
Short-term debt	70,500	5,500
Accounts payable	59,317	64,130
Accrued interest and taxes	7,912	10,649
Accrued payroll related items	13,064	12,951
Regulatory liabilities - current	11,925	9,365
Other current liabilities	6,062	8,108
Total Current Liabilities	223,094	115,592
Other Credits:
Deferred income taxes	219,258	198,885
Investment tax credit - deferred	48,735	44,836
Regulatory liabilities	156,988	154,298
Accrued pension and other postretirement benefits	53,607	73,085
Finance lease liabilities	17,108	17,322
Other deferred liabilities and other	98,217	92,152
Total Other Credits	593,913	580,578
Capitalization:
Common shareholder's equity:
Common Stock - $1 par value - 50,000 shares authorized; 17,348 shares outstanding	17,348	17,348
Additional paid-in capital	252,917	252,917
Retained earnings	583,958	533,542
Total Common Shareholder's Equity	854,223	803,807
Noncontrolling interest	148,163	148,587
Total Equity	1,002,386	952,394
Long-term debt	585,246	614,211
Total Capitalization	1,587,632	1,566,605
Commitments and contingencies (see Footnote 16)
Total Liabilities and Capitalization	$2,404,639	$2,262,775

The accompanying notes are an integral part of the above consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Equity

(In thousands)

					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling
	Shares	Value	Capital	Earnings	Income/(Loss)	Interest	Total
2020
Beginning balance - December 31, 2019	17,348	$17,348	$222,917	$397,021	$—	$140,303	$777,589
Net income				63,130		22,393	85,523
Capital contributions from parent			30,000				30,000
Distributions to parent from noncontrolling interest						(21,500)	(21,500)
Ending balance - December 31, 2020	17,348	$17,348	$252,917	$460,151	$—	$141,196	$871,612

2021
Net income				78,391		22,391	100,782
Cash dividends paid to parent by MGE				(5,000)			(5,000)
Distributions to parent from noncontrolling interest						(15,000)	(15,000)
Ending balance - December 31, 2021	17,348	$17,348	$252,917	$533,542	$—	$148,587	$952,394

2022
Net income				83,916		21,576	105,492
Cash dividends paid to parent by MGE				(33,500)			(33,500)
Distributions to parent from noncontrolling interest						(22,000)	(22,000)
Ending balance - December 31, 2022	17,348	$17,348	$252,917	$583,958	$—	$148,163	$1,002,386

The accompanying notes are an integral part of the above consolidated financial statements.

Notes to Consolidated Financial Statements

December 31, 2022, 2021, and 2020

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

Additional wholly owned subsidiaries of MGE Energy include CWDC, MAGAEL, MGE Power, MGE State Energy Services, MGE Services, MGE Transco, and MGEE Transco. CWDC owns 100% of North Mendota, a subsidiary created to serve as a development entity for property. MGE Power owns 100% of MGE Power Elm Road and MGE Power West Campus. MGE Power and its subsidiaries are part of MGE Energy's nonregulated energy operations, which were formed to own and lease electric generation projects to assist MGE. MGE Transco and MGEE Transco are nonregulated entities formed to own the investments in ATC and ATC Holdco, respectively. MGE did not own any subsidiaries as of December 31, 2022.

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

d.
Cash, Cash Equivalents, and Restricted Cash – MGE Energy and MGE.

The following table presents the components of total cash, cash equivalents, and restricted cash on the consolidated balance sheets.

(In thousands)	MGE Energy		MGE
As of December 31,	2022	2021	2022	2021
Cash and cash equivalents	$11,604	$17,438	$4,136	$6,401
Restricted cash	867	847	867	847
Receivable - margin account	5,497	550	5,497	550
Cash, cash equivalents, and restricted cash	$17,968	$18,835	$10,500	$7,798

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

As of December 31, 2022 and 2021, MGE had a reserve balance of $8.4 million and $8.3 million, respectively, against accounts receivable. For the years ended December 31, 2022 and 2021, MGE recorded $3.8 million and $2.2 million, respectively, in write-offs. For the years ended December 31, 2022 and 2021, MGE recorded $3.9 million and $3.4 million, respectively, of additional reserves. The current accounting treatment for bad debt expense allows MGE to defer any differential between bad debt expense reflected in rates and actual costs incurred in its next rate case filing. See Footnote 8 for further details of deferred bad debt expense.

f.
Inventories - MGE Energy and MGE.

Inventories consist of natural gas in storage, fuel for electric generation, materials and supplies, and renewable energy credits (RECs). MGE values natural gas in storage, fuel for electric generation, and materials and supplies using average cost.

REC allowances are included in "Materials and supplies" on the consolidated balance sheets and are recorded based on specific identification. These allowances are charged to purchase power expense as they are used in operations. MGE's REC allowance balance as of December 31, 2022 and 2021, was $0.2 million and $1.0 million, respectively.

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

Provisions at composite straight-line depreciation rates approximate the following percentages for the cost of depreciable property:

	2022	2021	2020
Electric	3.2%	3.2%	3.5%
Gas	2.1%	2.2%	2.2%
Nonregulated	2.3%	2.4%	2.3%

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
Purchased Gas Adjustment Clause - MGE Energy and MGE.

MGE's natural gas rates are subject to a fuel adjustment clause designed to recover or refund the difference between the actual cost of purchased gas and the amount included in rates. Differences between the amounts billed to customers and the actual costs recoverable are deferred and recovered or refunded in future periods by means of prospective monthly adjustments to rates. As of December 31, 2022 and 2021, MGE had over collected $4.9 million and $1.4 million, respectively. These amounts are included in "Regulatory liabilities – current" on the consolidated balance sheets.

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
Utility Cost Recovery - MGE Energy and MGE.

MGE's tariff rates include a provision for fuel cost recovery. The PSCW allows Wisconsin utilities to defer electric fuel-related costs that fall outside a symmetrical cost tolerance band around the amount approved for a utility in its annual fuel proceedings. Any over- or under-recovery of the actual costs is determined in the following year and is then reflected in future billings to electric retail customers. Over-collection of fuel-related costs that are outside the approved range will be recognized as a reduction of revenue. Under-collection of these costs will be recognized in "Purchased power" expense in the consolidated statements of income. The cumulative effects of these deferred amounts will be recorded as a regulatory asset or regulatory liability until they are reflected in future billings to customers. See Footnote 9.b. for further information.

p.
Regional Transmission Organizations - MGE Energy and MGE.

MGE reports on a net basis transactions on the MISO markets in which it buys and sells power within the same hour to meet electric energy delivery requirements.

q.
Allowance for Funds Used During Construction - MGE Energy and MGE.

Allowance for funds used during construction is included in utility plant accounts and represents the cost of borrowed funds used during plant construction and a return on shareholder's capital used for construction purposes. In the consolidated income statements, the cost of borrowed funds (AFUDC-debt) is presented as an offset to "Interest expense" and the return on shareholder's capital (AFUDC-equity funds) is shown as an item within "Other income." For 2022, 2021, and 2020, as approved by the PSCW, MGE capitalized AFUDC-debt and equity on 50% of applicable average construction work in progress as shown in the following table:

	2022	2021	2020
Approved AFUDC retail rates	7.11%	6.89%	7.03%

MGE received specific approval to recover 100% AFUDC on certain costs for Saratoga, Two Creeks, Badger Hollow I and II, Paris, its customer information and billing project, and on certain environmental costs for Columbia. These amounts are recovered under the ratemaking process over the service lives of the related properties. For the years ended 2022, 2021, and 2020, MGE recorded AFUDC-debt and AFUDC-equity as shown in the following table:

(In millions)	2022	2021	2020
AFUDC-debt	$1.1	$1.7	$2.1
AFUDC-equity	$3.0	$5.0	$5.9

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
Capitalized Software Costs - MGE Energy and MGE.

The net book value of capitalized costs of internal use software included in property, plant, and equipment was $76.2 million and $85.8 million as of December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, accumulated amortization was $53.4 million and $42.6 million, respectively. For the years ended December 31, 2022, 2021, and 2020, MGE recorded $10.8, million, $5.7 million and $5.1 million, respectively, of amortization expense. MGE implemented a new customer information system which went live in September 2021. Capitalized software costs are amortized on a straight-line basis over the estimated useful lives of the assets. The useful lives range from four to fifteen years.

t.
Capitalized Software Assets – Hosting Arrangements – MGE Energy and MGE.

The net book value of capitalized costs of internal use software incurred in a hosting arrangement was $12.9 million and $15.6 million as of December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, accumulated amortization was $8.5 million and $5.4 million, respectively. Capitalized software assets for hosted arrangements and the related accumulated amortization expense are recorded in "Other deferred assets and other" on the consolidated balance sheets.

For the years ended December 31, 2022, 2021, and 2020, MGE recorded $3.1 million, $2.2 million, and $1.8 million, respectively, of amortization expense related to software assets for hosted arrangements. These costs are recognized in "Other operations and maintenance" expense in the consolidated statements of income and are amortized on a straight-line basis over the term of the hosted contract, which includes renewable option periods. Software assets for hosted arrangements have terms ranging from three to ten years.

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

When it becomes probable that a generating unit will be retired before the end of its useful life, MGE assesses whether the generating unit meets the criteria for probability of abandonment. If a generating unit meets the applicable criteria to be considered probable of abandonment, MGE assesses the likelihood of recovery of the remaining net book value of that generating unit at the end of each reporting period. If it becomes probable that regulators will disallow full recovery or a return on the remaining net book value of a generating unit that is either abandoned or probable of being abandoned, an impairment loss would be required. An impairment loss would be recorded for the difference of the remaining net book value of the generating unit that is greater than the present value of the amount expected to be recovered from ratepayers. There was no significant impairment of long-lived assets during 2022, 2021, and 2020.

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

Excise taxes

MGE Energy, through its utility operations, pays a state license fee tax in lieu of property taxes on property used in utility operations. License fee tax is calculated as a percentage of adjusted operating revenues of the prior year. The electric tax rate is 3.19% for retail sales and 1.59% for sales of electricity for resale by the purchaser. The tax rate on sales of natural gas is 0.97%. The tax is required to be estimated and prepaid in the year prior to its computation and expensing. License fee tax expense, included in "Other general taxes," was $14.7 million, $13.5 million, and $14.1 million for the years ended December 31, 2022, 2021, and 2020, respectively.

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

3.
Variable Interest Entities - MGE Energy and MGE.

MGE Power Elm Road and MGE Power West Campus are not subsidiaries of MGE, but they have been consolidated in the financial statements of MGE. MGE Power Elm Road and MGE Power West Campus were created for the purpose of owning new generating assets and leasing those assets to MGE. MGE Power Elm Road's sole principal asset is an undivided ownership interest in two coal-fired generating plants (the Elm Road Units) located in Oak Creek, Wisconsin, which it leases to MGE pursuant to long-term leases. MGE Power West Campus's sole principal asset is an ownership interest in WCCF, which it leases to MGE pursuant to a long-term lease. Based on the nature and terms of the contractual agreements, MGE is expected to absorb a majority of the expected losses or residual value associated with the ownership of the generation assets by MGE Power Elm Road and MGE Power West Campus and therefore MGE holds a variable interest despite the absence of an equity interest.

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

MGE has included the following significant accounts on its consolidated balance sheets related to its interest in these VIEs as of December 31:

	MGE Power Elm Road		MGE Power West Campus
(In thousands)	2022	2021	2022	2021
Property, plant, and equipment, net	$161,167	$163,325	$77,280	$79,183
Construction work in progress	3,410	898	809	493
Affiliate receivables	—	—	1,668	2,211
Accrued interest and accrued (prepaid) taxes	51	37	(8)	(75)
Deferred income taxes	30,770	30,696	14,986	14,726
Long-term debt(a)	46,343	48,968	33,354	35,563
Noncontrolling interest	103,333	101,507	44,830	47,080

(a)
MGE Power Elm Road's long-term debt includes debt issuance costs of $0.3 million as of December 31, 2022 and 2021. The debt is secured by a collateral assignment of lease payments that MGE makes to MGE Power Elm Road for use of the Elm Road Units pursuant to the related long-term leases. MGE Power West Campus's long-term debt includes debt issuance costs of $0.1 million as of December 31, 2022 and 2021. The debt is secured by a collateral assignment of lease payments that MGE makes to MGE Power West Campus for use of the cogeneration facility pursuant to the long-term lease. See Footnote 14 for further information on the long-term debt securities.

MGE is permitted by PSCW order to recover lease payments made to MGE Power Elm Road and MGE Power West Campus in customer rates.

4.
Property, Plant, and Equipment - MGE Energy and MGE.

Property, plant, and equipment consisted of the following as of December 31:

	MGE Energy		MGE
(In thousands)	2022	2021	2022	2021
Utility:
Electric	$1,585,847	$1,516,533	$1,585,864	$1,516,550
Plant anticipated to be retired early(a)	147,659	158,983	147,659	158,983
Gas	566,551	546,390	566,562	546,401
Utility property, plant, and equipment, gross	2,300,057	2,221,906	2,300,085	2,221,934
Less: Accumulated depreciation and amortization	673,669	636,804	673,669	636,804
Utility property, plant, and equipment, net	1,626,388	1,585,102	1,626,416	1,585,130
Nonregulated:
Nonregulated	318,443	317,881	318,443	317,881
Less: Accumulated depreciation and amortization	79,479	74,812	79,479	74,812
Nonregulated property, plant, and equipment, net	238,964	243,069	238,964	243,069
Construction work in progress:
Utility construction work in progress(b)	101,529	49,211	101,529	49,211
Nonregulated construction work in progress	4,219	1,392	4,219	1,392
Total property, plant, and equipment	$1,971,100	$1,878,774	$1,971,128	$1,878,802

(a)
An asset that will be retired in the near future and substantially in advance of its previously expected retirement date is subject to abandonment accounting. In the second quarter of 2021, the operator of Columbia received approval from MISO to retire Columbia Units 1 and 2. The co-owners intend to retire Unit 1 and Unit 2 by June 2026. Final timing and retirement dates are subject to change depending on operational, regulatory, and other factors. As of December 31, 2022, early retirement of Columbia was probable. "Plant anticipated to be retired early" in table above is the net book value of these generating units. Assets for Columbia Unit 1 and Unit 2 are currently included in rate base, and MGE continues to depreciate them on a straight-line basis using the composite depreciation rates approved by the PSCW that included retirement dates of 2029 for Unit 1. The PSCW approved in its 2023 electric rate case limited reopener to revise the depreciation schedule for Columbia Unit 2 to 2029 to align with Unit 1. See Footnote 9 for further details on MGE's rate proceedings. If it becomes probable that regulators will disallow full recovery or a return on the remaining net book value of a generating unit that is either abandoned or probable of being abandoned, an impairment loss would be required. An impairment loss would be recorded to the extent that the remaining net book value of the generating unit exceeds the present value of the amount expected to be recovered from ratepayers. No impairment was recorded as of December 31, 2022.

(b)
Includes Badger Hollow II and Paris solar projects. See Footnote 6 for further information on renewable projects.

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

Operating lease assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. For leases that do not provide an implicit rate, a collateralized incremental borrowing rate based on the information available at commencement date, including lease term, is used in determining the present value of future payments. The operating lease asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. Operating lease expense is recognized on a straight-line basis over the lease term. MGE has regulatory treatment and recognizes regulatory assets or liabilities for timing differences between when net lease costs are recorded and when costs are recognized. As of December 31, 2022, MGE had no significant leases not yet commenced that would create significant future rights and obligations.

The following table shows lease expense for the years ended December 31:

(In thousands)	2022	2021	Income Statement Location
Finance lease expense:
Amortization of leased assets	$1,633	$1,609	Depreciation and amortization
Interest on lease liabilities	752	771	Interest expense, net
Operating lease expense	541	506	Other operations and maintenance
Total lease expense	$2,926	$2,886

The following table shows the lease assets and liabilities on the consolidated balance sheets as of December 31:

(In thousands)	2022	2021	Balance Sheet Location
Lease assets:
Finance lease assets	$14,756	$15,545	Property, plant, and equipment, net
Operating lease assets	7,786	7,961	Other deferred assets and other
Total lease assets	$22,542	$23,506
Lease liabilities:
Finance lease liabilities - current	$1,039	$1,050	Other current liabilities
Finance lease liabilities - long-term	17,108	17,322	Finance lease liabilities
Operating lease liabilities - current	136	161	Other current liabilities
Operating lease liabilities - long-term	7,915	7,965	Other deferred liabilities and other
Total lease liabilities	$26,198	$26,498

The following table shows other lease information for the years ended December 31:

(In thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Finance leases - Financing cash flows	$1,304	$1,495
Finance leases - Operating cash flows	752	771
Operating leases - Operating cash flows	442	362
Lease assets obtained in exchange for lease liabilities:
Finance leases	1,094	1,026
Operating leases	126	2,178

The following table shows the weighted average remaining lease terms and discounts as of December 31:

Weighted-average remaining lease terms (in years):	2022	2021
Finance leases	38	38
Operating leases	34	35
Weighted-average discount rates:
Finance leases	4.34%	4.30%
Operating leases	3.07%	3.07%

The following table shows maturities of lease liabilities as of December 31, 2022:

(In thousands)	Finance	Operating
2023	$1,782	$372
2024	1,463	347
2025	1,203	294
2026	969	299
2027	884	304
Thereafter	38,913	11,830
Subtotal	45,214	13,446
Less: Present value discount	(27,067)	(5,395)
Lease liability	18,147	8,051
Less: current portion	(1,039)	(136)
Noncurrent lease liability	$17,108	$7,915

6.
Joint Plant Ownership - MGE Energy and MGE.

MGE has undivided ownership interests in jointly owned facilities. Generation and operating expenses are primarily divided between the joint owners under the same method as ownership. MGE provides its own financing, and the respective portion of facilities and costs are included in the corresponding operating expenses (fuel for electric generation, purchased power, other operations and maintenance, etc.) in the consolidated statements of income.

The following table shows MGE's interest in utility plant in service, and the related accumulated depreciation reserves and other information related to MGE's jointly owned facilities:

(In thousands, except for percentages and MW)	Columbia(a)		Elm Road(b)		West Campus(c)			Forward Wind(d)		Two Creeks(e)		Badger Hollow I & II(f)
Ownership interest	19%		8.33%			55%		12.8%		33%		33%
Share of generation (MW)	211	MW	106	MW		157	MW	18	MW	50	MW	100	MW

For the year ended December 31,
Operating expense - 2022	$26,141		$18,613		$	(g)		$662		$1,032		$787
Operating expense - 2021	33,284		18,478			(g)		669		953		140
Operating expense - 2020	27,127		17,259			(g)		664		118		—

As of December 31, 2022
Utility plant	$—		$202,118			$115,137		$34,117		$67,890		$74,941
Accumulated depreciation	—		(40,951)			(37,857)		(15,952)		(5,145)		(2,566)
Plant anticipated to be retired early, net	147,659		—			—		—		—		—
Construction work in progress	4,805		3,410			809		68		—		52,187

As of December 31, 2021
Utility plant	$—		$202,604			$114,090		$34,084		$67,814		$69,178
Accumulated depreciation	—		(39,279)			(34,907)		(14,945)		(2,932)		(227)
Plant anticipated to be retired early, net	158,983		—			—		—		—		—
Construction work in progress	2,388		898			493		21		—		19,748

(a)
MGE and the other co-owners announced plans to retire Columbia, a two unit coal-fired generation facility located in Portage, Wisconsin. The co-owners intend to retire Unit 1 and Unit 2 by June 2026. Final timing and retirement dates are subject to change depending on operational, regulatory, and other factors. As of December 31, 2022 and 2021, early retirement of Columbia was probable. See Footnote 4 for further information.
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
(f)
The Badger Hollow I and II solar farm is located in southwestern Wisconsin in Iowa County, near the villages of Montfort and Cobb. Date of commercial operation of Badger Hollow I was November 2021. Construction of Badger Hollow II is expected to be completed in the second half of 2023.
(g)
Operating charges are allocated to the UW based on formulas contained in the operating agreement. Under the provisions of this arrangement, the UW is required to reimburse MGE for their allocated portion of fuel and operating expenses. For the years ended December 31, 2022, 2021, and 2020, the UW's allocated share of fuel and operating costs was $8.7 million, $6.2 million, and $5.2 million, respectively.

MGE currently has ongoing jointly-owned generation construction projects. Paris Solar-Battery Park is located in the Town of Paris in Kenosha County, Wisconsin. MGE's ownership interest is 10% and its share of generation is 31 MW. Red Barn Wind Farm is located in the Towns of Wingville and Clifton in Grant County, Wisconsin. MGE's ownership interest is 10% and its share of generation is 9.16 MW. As of December 31, 2022, $23.4 million and $0.4 million, respectively, (excluding AFUDC) related to Paris and Red Barn is reflected in "Construction work in progress" on the consolidated balance sheets. Construction of Paris is expected to be completed in 2023 and Red Barn early 2023.

7.
Investments - MGE Energy and MGE.

a.
Equity Securities, Equity Method Investments, and Other Investments.

	MGE Energy		MGE
(In thousands)	2022	2021	2022	2021
Equity securities	$22,960	$20,529	$115	$230
Equity method investments:
ATC and ATC Holdco	80,586	75,862	—	—
Other	39	39	—	—
Total equity method investments	80,625	75,901	—	—
Other investments	2,298	2,324	—	—
Total	$105,883	$98,754	$115	$230

Equity securities represent publicly traded securities and private equity investments in common stock of companies in various industries.

For the years ended December 31, 2022, 2021, and 2020, there were no liquidated investments for MGE. For the years ended December 31, 2022, 2021, and 2020, certain investments were liquidated for MGE Energy. As a result of these liquidations, the following was received:

(In thousands)	2022	2021	2020
Cash proceeds	$924	$1,684	$622
Gain on sale	1,382	1,543	379

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

As of December 31, 2022 and 2021, MGE Transco held a 3.6% ownership interest in ATC. As of December 31, 2022 and 2021, MGEE Transco held a 4.4% ownership interest in ATC Holdco.

MGE Transco and MGEE Transco have accounted for their investment in ATC and ATC Holdco, respectively, under the equity method of accounting. Equity earnings from investments are recorded as "Other income" on the consolidated statements of income of MGE Energy. For the years ended December 31, MGE Transco recorded the following:

(In thousands)	2022	2021	2020
Equity earnings from investment in ATC	$9,025	$9,774	$10,167
Dividends received from ATC	7,090	7,832	8,633
Capital contributions to ATC	2,678	—	1,249

In January 2023, MGE Transco made a $0.4 million capital contribution to ATC.

ATC Holdco was formed in December 2016. ATC Holdco's transmission development activities have been suspended for the near term. In 2020, MGEE Transco recorded capital contributions of $0.3 million to ATC Holdco. In 2022 and 2021, MGEE Transco recorded no capital contributions to ATC Holdco.

ATC's summarized financial data is as follows:

(In thousands)
Income statement data for the year ended December 31,	2022	2021	2020
Operating revenues	$751,158	$754,838	$758,117
Operating expenses	(381,528)	(376,153)	(372,463)
Other income	1,171	1,144	1,922
Interest expense, net	(124,091)	(115,089)	(112,818)
Earnings before members' income taxes	$246,710	$264,740	$274,758

Balance sheet data as of December 31,	2022	2021
Current assets	$89,606	$89,747
Noncurrent assets	5,997,780	5,628,127
Total assets	$6,087,386	$5,717,874

Current liabilities	$511,945	$436,918
Long-term debt	2,612,980	2,513,009
Other noncurrent liabilities	485,795	421,997
Members' equity	2,476,666	2,345,950
Total members' equity and liabilities	$6,087,386	$5,717,874

MGE receives transmission and other related services from ATC. For the years ended December 31, 2022, 2021, and 2020, MGE recorded $31.4 million, $32.0 million, and $30.7 million, respectively, for transmission services received from ATC. MGE also provides a variety of operational, maintenance, and project management work for ATC, which is reimbursed by ATC. As of December 31, 2022 and 2021, MGE had a receivable due from ATC of $4.8 million and $7.0 million, respectively, related primarily to transmission interconnection at Badger Hollow and Paris solar generation sites. MGE will be reimbursed for these costs after the new generation assets are placed into service.

8.
Regulatory Assets and Liabilities - MGE Energy and MGE.

The following regulatory assets and liabilities are reflected in MGE's consolidated balance sheets as of December 31:

(In thousands)	2022	2021
Regulatory Assets
Asset retirement obligation	$14,721	$13,081
Deferred fuel costs	12,067	3,292
Deferred bad debt expense	7,650	5,600
Debt related costs	7,580	8,173
Deferred pension and other postretirement costs	—	1,017
Derivatives	5,094	—
Leases	3,656	2,992
Tax recovery related to AFUDC equity	10,851	10,347
Unfunded pension and other postretirement liability	50,072	63,728
Other	1,750	782
Total Regulatory Assets	$113,441	$109,012

Regulatory Liabilities
Deferred pension and other postretirement costs	$5,454	$8,112
Elm Road	1,092	—
Income taxes	109,112	110,817
Non-ARO removal costs	31,664	29,694
Pension and other postretirement non-service costs	16,160	11,451
Purchased gas adjustment	4,857	1,448
Other	574	2,141
Total Regulatory Liabilities	$168,913	$163,663

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

Deferred Fuel Costs/Savings
The fuel rules require Wisconsin utilities to defer electric fuel-related costs that fall outside a symmetrical cost tolerance band. Any over- or under-recovery of the actual costs is determined on an annual basis and is adjusted in future billings to electric retail customers. See Footnote 9.b. for further discussion.

Deferred bad debt expense

In March 2020, the PSCW issued an order authorizing deferral of expenditures incurred to ensure the provision of safe, reliable, and affordable access to utility services during the COVID-19 pandemic and late payment charges. Expenditures include items such as bad debt expense. Recovery of expenditures is expected to be addressed in future rate proceedings. While management believes that cost recovery is probable, the timing of collection from customers cannot be estimated at this time. Management will continue to assess the probability of recovery of deferred costs. As part of the 2021 and 2022/2023 settlement agreement, the PSCW approved MGE to defer any differential between bad debt expense reflected in rates and actual costs incurred in its next rate filing.

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

Leases

As part of its regular operations, MGE enters into various contracts related to IT equipment, substations, cell towers, land, wind easements, and other property in use for operations. Leases with initial terms in excess of 12 months are recorded as operating or financing leases on the consolidated balance sheets. For ratemaking all leases are treated as operating leases. MGE has regulatory treatment and recognizes regulatory assets or liabilities for timing differences between when net lease costs are recovered and when costs are recognized. See Footnote 5 for further information.

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

Pension and Other Postretirement Non-Service Costs

These Pension and Other Postretirement non-service costs represents the non-service components of net periodic benefit cost capitalized in rates. The FASB issued authoritative guidance within the codification's Compensation-Retirement Benefits topic that only allows the service cost component of net periodic benefit cost to be eligible for capitalization within the consolidated balance sheets, all non-service costs are expensed. Under the current rate structure non-service cost is eligible for capitalization. The portion of net periodic benefit costs that are capitalized are being recovered as a component of depreciation expense. The non-service capitalized costs will be recovered in rates over the depreciable life of the asset for which net periodic benefit costs was applied. See Footnote 11 for further discussion.

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

9.
Rate Matters - MGE Energy and MGE.

a.
Rate Proceedings.

	Rate increase	Return on Common Equity	Common Equity Component of Regulatory Capital Structure	Effective Date
Approved 2021 settlement(a)
Electric	—%	9.8%	55.8%	1/1/2021
Gas	4.00%	9.8%	55.8%	1/1/2021
Approved 2022/2023 settlement(b)
Electric	8.81%	9.8%	55.6%	1/1/2022
Gas	2.15%	9.8%	55.6%	1/1/2022
Gas	0.96%	9.8%	55.6%	1/1/2023
Approved limited 2023 reopener(c)
Electric	9.01%	9.8%	55.6%	1/1/2023
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
(c)
The electric rate increase is driven by generation assets including our investments in Badger Hollow II (solar), Paris (solar and battery), Red Barn (wind), and West Riverside (natural gas). In addition, the reopener request includes an increase in fuel costs and the recovery of deferred 2021 fuel costs. The reopener also revises the depreciation schedule for Columbia Unit 2 and shared equipment to 2029 to align with the depreciation schedule for Columbia Unit 1.

Sierra Club and Vote Solar have filed petitions with the Dane County Circuit Court seeking review of the PSCW decisions approving MGE's electric and gas 2022/2023 rate settlement and 2023 electric limited reopener. The Dane County Circuit Court affirmed the PSCW’s decision to approve the 2022/2023 rate settlement, and Sierra Club and Vote Solar have now appealed that decision to the Wisconsin Court of Appeals. The PSCW is named as the responding party; MGE is not named as a party. The petitions challenge the amount of the customer fixed charge that does not vary with usage. The requested relief is unclear. The revenue requirement approved by the PSCW in the settlement and limited reopener have not been challenged. The PSCW is expected to vigorously defend its approval of the rate case settlement and limited reopener. MGE has intervened in the proceedings to further defend the PSCW's decision.

A petition filed challenging the 2021 rate settlement was dismissed by the circuit court in December 2022.

b.
Fuel Rules.

Fuel rules require Wisconsin utilities to defer electric fuel-related costs that fall outside a symmetrical cost tolerance band around the amount approved for a utility in its annual fuel proceedings. Any over- or under-recovery of the actual costs is determined in the following year and is then reflected in future billings to electric retail customers. The fuel rules bandwidth is set at plus or minus 1% in 2022 and increased to 2% in 2023.The electric fuel-related costs are subject to an excess revenues test. Excess revenues are defined as revenues in the year in question that provide MGE with a greater return on common equity than authorized by the PSCW in MGE's latest rate order. The recovery of under-collected electric fuel-related costs would be reduced by the amount that exceeds the excess revenue test. These costs are subject to the PSCW's annual review of fuel costs completed in the year following the deferral. The following table summarized deferred electric fuel-related savings and costs:

	Fuel Costs (in millions)	Refund or Recovery Period
2019 deferred fuel savings	$(1.5)(a)	January 2021 through December 2021
2020 deferred fuel savings	$(3.2)(a)	October 2021
2021 deferred fuel costs	$3.3(a)	January 2023 through December 2023(b)
2022 deferred fuel costs	$8.8	(c)

(a)
There was no change to the recovery (refund) in the fuel rules proceedings from the amount MGE deferred.
(b)
In August 2022, the PSCW issued a final decision in the 2021 fuel rules proceedings for MGE to include the recovery of these costs as part of the 2023 electric limited reopener, and the recovery of such costs was included in the reopener.
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

On a consolidated and separate company basis, the income tax provision consists of the following provision (benefit) components for the years ended December 31:

	MGE Energy			MGE
(In thousands)	2022	2021	2020	2022	2021	2020
Current payable:
Federal	$2,102	$(2,589)	$4,179	$934	$(3,434)	$3,716
State	2,385	3,002	5,095	2,060	3,163	4,790
Net-deferred:
Federal	14,770	(1,473)	6,181	14,397	(1,951)	4,756
State	8,665	6,310	4,182	8,370	5,605	3,787
Amortized investment tax credits	(1,698)	(1,135)	(214)	(1,698)	(1,135)	(214)
Total income tax provision	$26,224	$4,115	$19,423	$24,063	$2,248	$16,835

The consolidated income tax provision differs from the amount computed by applying the statutory federal income tax rate to income before income taxes, as follows:

	MGE Energy			MGE
	2022	2021	2020	2022	2021	2020
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	6.2	6.2	6.3	6.2	6.2	6.3
Amortized investment tax credits	(0.7)	(1.5)	(0.2)	(0.7)	(1.5)	(0.2)
Credit for electricity from wind energy	(5.4)	(6.0)	(6.2)	(5.7)	(6.4)	(6.8)
AFUDC equity, net	(0.3)	(0.9)	(1.2)	(0.3)	(1.0)	(1.4)
Amortization of utility excess deferred tax(a)	(2.0)	(14.8)	(2.0)	(2.1)	(15.8)	(2.2)
Other, net, individually insignificant	0.3	(0.3)	(0.3)	0.2	(0.3)	(0.3)
Effective income tax rate	19.1%	3.7%	17.4%	18.6%	2.2%	16.4%

(a)
Included are impacts of the 2017 Tax Act for the regulated utility for excess deferred taxes recognized using a normalization method of accounting in recognition of IRS rules that restrict the rate at which the excess deferred taxes may be returned to utility customers. For the years ended December 31, 2022, 2021, and 2020, MGE recognized $4.1 million, $2.6 million, and $2.2 million, respectively. Included in the 2021 rate settlement was a one-time return to customers of the electric portion of excess deferred taxes related to the 2017 Tax Act not restricted by IRS normalization rules. For the year ended December 31, 2021, MGE recognized $13.2 million. Included in the 2022 and 2023 rate settlement was a net collection from customers of the gas portion of deficient deferred taxes related to the 2017 Tax Act not restricted by IRS normalization rules. For the year ended December 31, 2022, MGE recognized $1.3 million.

The significant components of deferred tax assets and liabilities that appear on the consolidated balance sheets as of December 31 are as follows:

	MGE Energy		MGE
(In thousands)	2022	2021	2022	2021
Deferred tax assets
Investment in ATC	$20,098	$20,868	$—	$—
Federal tax credits	46,282	39,161	46,282	39,161
Accrued expenses	10,642	11,053	10,644	11,047
Pension and other postretirement benefits	20,687	24,888	20,687	24,888
Deferred tax regulatory account	42,999	42,401	42,999	42,401
Derivatives	1,416	241	1,416	241
Leases	7,137	7,218	7,137	7,218
Other	17,438	17,390	17,490	17,442
Gross deferred income tax assets	166,699	163,220	146,655	142,398
Less valuation allowance	—	—	—	—
Net deferred income tax assets	$166,699	$163,220	$146,655	$142,398

Deferred tax liabilities
Property-related	$295,872	$274,613	$295,872	$274,613
Investment in ATC	52,840	52,731	—	—
Bond transactions	472	534	472	534
Pension and other postretirement benefits	35,590	34,781	35,590	34,781
Derivatives	1,416	241	1,416	241
Tax deductible prepayments	10,308	10,222	10,308	10,210
Leases	7,137	7,218	7,137	7,218
Other	15,254	14,029	15,118	13,686
Gross deferred income tax liabilities	418,889	394,369	365,913	341,283
Deferred income taxes, net	$252,190	$231,149	$219,258	$198,885

The components of federal and state tax benefit carryovers as of December 31, are as follows:

	MGE Energy		MGE
(In thousands)	2022	2021	2022	2021
Federal tax credits	$46,282	$39,161	$46,282	$39,161
State net operating losses	3	3	3	3
Valuation allowances for state net operating losses	(3)	(3)	(3)	(3)

Federal tax credit carryovers begin to expire in 2040 and state net operating loss carryforwards expire in 2023. Federal tax credits represent the deferred tax asset and net operating loss amounts represent the tax loss that is carried forward. The state valuation allowance reduces state carryforward losses to estimated realizable value due to the uncertainty of future income in various state tax jurisdictions.

b.
Accounting for Uncertainty in Income Taxes - MGE Energy and MGE.

The difference between the tax benefit amount taken on prior year tax returns, or expected to be taken on a current year tax return, and the tax benefit amount recognized in the financial statements is accounted for as an unrecognized tax benefit.

A tabular reconciliation of unrecognized tax benefits and interest is as follows:

(In thousands)
Unrecognized Tax Benefits:	2022	2021	2020
Unrecognized tax benefits, January 1,	$2,353	$2,281	$2,093
Additions based on tax positions related to the current year	731	714	796
Additions based on tax positions related to the prior years	—	—	—
Reductions based on tax positions related to the prior years	(599)	(642)	(608)
Unrecognized tax benefits, December 31,	$2,485	$2,353	$2,281

(In thousands)
Interest on Unrecognized Tax Benefits:	2022	2021	2020
Accrued interest on unrecognized tax benefits, January 1,	$150	$154	$176
Reduction in interest expense on uncertain tax positions	(95)	(98)	(124)
Interest expense on uncertain tax positions	134	94	102
Accrued interest on unrecognized tax benefits, December 31,	$189	$150	$154

Unrecognized tax benefits are classified with "Other deferred liabilities" on the consolidated balance sheets. The interest component recoverable in rates is offset by a regulatory asset.

As of December 31, 2022, 2021, and 2020, MGE Energy and MGE have an unrecognized tax benefit primarily related to temporary tax differences associated with the change in income tax method of accounting for electric generation and electric and gas distribution repairs. As of December 31, 2022, 2021, and 2020, there were no unrecognized tax benefits relating to permanent differences and tax credits.

The unrecognized tax benefits as of December 31, 2022, are not expected to significantly increase or decrease within the next twelve months. In addition, statutes of limitations will expire for MGE Energy and MGE tax returns. The impact of the statutes of limitations expiring is not anticipated to be material. The following table shows tax years that remain subject to examination by major jurisdiction:

Taxpayer	Open Years
MGE Energy and consolidated subsidiaries in federal return	2019 through 2022
MGE Energy Wisconsin combined reporting corporation return	2018 through 2022

11.
Pension Plans and Other Postretirement Benefits - MGE Energy and MGE.

MGE maintains qualified and nonqualified pension plans, health care, and life insurance benefits, and defined contribution 401(k) benefit plans for its employees and retirees. MGE's costs for the 401(k) plans were $5.4 million, $5.1 million, and $4.7 million for the years ended December 31, 2022, 2021, and 2020, respectively. A measurement date of December 31 is utilized for all pension and postretirement benefit plans.

All employees hired after December 31, 2006, have been enrolled in the defined contribution pension plan rather than the defined benefit pension plan previously in place.

a.
Benefit Obligations and Plan Assets.

(In thousands)	Pension Benefits		Other Postretirement Benefits
Change in Benefit Obligations:	2022	2021	2022	2021
Net benefit obligation as of January 1,	$460,666	$461,215	$84,526	$86,360
Service cost	5,064	5,730	1,293	1,448
Interest cost	11,161	9,109	1,940	1,549
Plan participants' contributions	—	—	986	992
Actuarial loss (gain)(a)	(120,166)	3,871	(19,484)	(685)
Gross benefits paid	(21,437)	(19,259)	(5,725)	(5,405)
Less: federal subsidy on benefits paid(b)	—	—	292	267
Benefit obligation as of December 31,	$335,288	$460,666	$63,828	$84,526

Change in Plan Assets:
Fair value of plan assets as of January 1,	$473,953	$429,538	$54,844	$51,735
Actual return on plan assets	(84,562)	61,487	(8,958)	6,814
Employer contributions	2,217	2,187	720	708
Plan participants' contributions	—	—	986	992
Gross benefits paid	(21,437)	(19,259)	(5,725)	(5,405)
Fair value of plan assets at end of year	370,171	473,953	41,867	54,844
Funded Status as of December 31,	$34,883	$13,287	$(21,961)	$(29,682)

(a)
In 2022, higher discount rates were the primary driver of the actuarial gain.
(b)
In 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 was signed into law authorizing Medicare to provide prescription drug benefits to retirees. For both the years ended December 31, 2022 and 2021, the subsidy due to MGE was $0.3 million.

The accumulated benefit obligation for the defined benefit pension plans as of December 31, 2022 and 2021, was $319.6 million and $431.3 million, respectively.

The amounts recognized in the consolidated balance sheets to reflect the funded status of the plans as of December 31 are as follows:

	Pension Benefits		Other Postretirement Benefits
(In thousands)	2022	2021	2022	2021
Long-term asset	$68,872	$58,757	$—	$—
Current liability	(2,408)	(2,342)	—	—
Long-term liability	(31,581)	(43,128)	(21,961)	(29,682)
Net asset (liability)	$34,883	$13,287	$(21,961)	$(29,682)

The following table shows the amounts that have not yet been recognized in our net periodic benefit cost as of December 31 and are recorded as regulatory assets in the consolidated balance sheets:

	Pension Benefits		Other Postretirement Benefits
(In thousands)	2022	2021	2022	2021
Net actuarial loss (gain)	$51,148	$57,777	$(1,085)	$6,256
Prior service benefit	—	(20)	—	(297)
Transition obligation	—	—	9	12
Total	$51,148	$57,757	$(1,076)	$5,971

The projected benefit obligation and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets as of December 31 are as follows:

(In thousands)	Pension Benefits
Projected Benefit Obligation in Excess of Plan Assets	2022	2021
Projected benefit obligation, end of year	$33,989	$45,470
Fair value of plan assets, end of year	—	—

The accumulated benefit obligation and fair value of plan assets with an accumulated benefit obligation in excess of plan assets as of December 31 are as follows:

(In thousands)	Pension Benefits		Other Postretirement Benefits
Accumulated Benefit Obligation in Excess of Plan Assets	2022	2021	2022	2021
Accumulated benefit obligation, end of year	$33,211	$43,831	$63,828	$84,526
Fair value of plan assets, end of year	—	—	41,867	54,844

b.
Net Periodic Benefit Cost.

(In thousands)	Pension Benefits			Other Postretirement Benefits
Components of Net Periodic Benefit Cost:	2022(a)	2021(a)	2020(a)	2022(a)	2021(a)	2020(a)
Service cost	$5,064	$5,730	$5,296	$1,293	$1,448	$1,264
Interest cost	11,161	9,109	12,210	1,940	1,549	2,278
Expected return on assets	(31,391)	(29,487)	(27,229)	(3,365)	(3,277)	(3,154)
Amortization of:
Transition obligation	—	—	—	3	3	3
Prior service (credit) cost	(20)	(124)	(114)	(297)	(1,518)	(2,669)
Actuarial loss	2,416	6,646	5,357	145	493	217
Net periodic benefit cost (credit)	$(12,770)	$(8,126)	$(4,480)	$(281)	$(1,302)	$(2,061)

(a)
As approved by the PSCW, MGE is allowed to defer differences between actual employee benefit plan costs and costs reflected in current rates. The deferred costs may be recovered or refunded in MGE's next rate filing. For the years ended December 31, 2022, 2021, and 2020 MGE recovered approximately $1.0 million, $4.3 million, and $0.9 million, respectively, of pension and other postretirement costs. The recovery of these costs reduced the amount previously deferred and has not been reflected in the table above. See Footnote 8 for further information.

For the years ended December 31, 2022 and 2021, MGE deferred and recorded as a regulatory liability $1.5 million and $8.1 million, respectively, of savings from employee benefit plan costs. For the year ended December 31, 2022, MGE refunded in rates $4.2 million of savings from 2021 employee benefit plan costs. The deferred savings has not been reflected in the table above. See Footnote 8 for additional information.

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

c.
Plan Assumptions.

The weighted-average assumptions used to determine the benefit obligations were as follows for the years ended December 31:

	Pension Benefits		Other Postretirement Benefits
	2022	2021	2022	2021
Discount rate	5.47%	2.94%	5.45%	2.85%
Rate of compensation increase	3.21%	3.19%	N/A	N/A
Assumed health care cost trend rates:
Health care cost trend rate assumed for next year	N/A	N/A	7.00%	5.75%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	N/A	N/A	4.75%	4.75%
Year that the rate reaches the ultimate trend rate	N/A	N/A	2032	2027

MGE uses individual spot rates, instead of a weighted average of the yield curve spot rates, for measuring the service cost and interest cost components of net periodic benefit cost.

The weighted-average assumptions used to determine the net periodic cost were as follows for the years ended December 31:

	Pension Benefits			Other Postretirement Benefits
	2022	2021	2020	2022	2021	2020
Discount rate	2.94%	2.70%	3.42%	2.85%	2.52%	3.30%
Expected rate of return on plan assets	6.75%	7.00%	7.20%	6.40%	6.61%	6.75%
Rate of compensation increase	3.24%	3.23%	3.26%	N/A	N/A	N/A

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

The asset allocation for MGE's pension plans as of December 31, 2022 and 2021, and the target allocation for 2023, by asset category, follows:

	Target	Percentage of Plan Assets at Year End
	Allocation	2022	2021
Equity securities(a)	63.0%	65.0%	65.0%
Fixed income securities	30.0%	26.0%	29.0%
Real estate	7.0%	9.0%	6.0%
Total	100.0%	100.0%	100.0%

(a)
Target allocations for equity securities are broken out as follows: 45.5% United States equity and 17.5% non-United States equity.

The fair value of plan assets for the postretirement benefit plans is $41.9 million and $54.8 million as of December 31, 2022 and 2021, respectively. Of this amount, $36.3 million and $48.7 million as of December 31, 2022 and 2021, respectively, were held in the master pension trust and are allocable to postretirement health expenses. The target asset allocation and investment strategy for the portion of assets held in the master pension trust are the same as that explained for MGE's pension plans. The remainder of postretirement benefit assets are held either in an insurance continuance fund for the payment of retiree life benefits or health benefit trusts for payment of retiree health premiums. The asset allocation for the insurance continuance fund is determined by the life insurer. The target asset allocation for the health benefit trusts are established based on a similar investment strategy as assets held in the master pension trust, with consideration for liquidity needs in the health benefit trusts.

e.
Concentrations of Credit Risk.

MGE evaluated its pension and other postretirement benefit plans' asset portfolios for the existence of significant concentrations of credit risk as of December 31, 2022. Types of concentrations that were evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, and foreign country. As of December 31, 2022, there were no significant concentrations (defined as greater than 10 percent of plan assets) of risk in MGE pension and postretirement benefit plan assets.

f.
Fair Value Measurements of Plan Assets.

Pension and other postretirement benefit plan investments are recorded at fair value. See Footnote 19 for more information regarding the fair value hierarchy.

The following descriptions are the categories of underlying plan assets held within the pension and other postretirement benefit plans as of December 31, 2022:

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

The fair values of MGE's plan assets by asset category as of December 31 are as follows:

(In thousands)	2022	2021
Cash and Cash Equivalents	$1,715	$1,428
Equity Securities:
U.S. Large Cap	121,884	162,060
U.S. Mid Cap	28,392	38,755
U.S. Small Cap	35,372	47,657
International Blend	75,843	87,781
Fixed Income Securities:
Short-Term Fund	3,807	5,222
High Yield Bond	17,895	25,190
Long Duration Bond	85,767	119,867
Real Estate	38,418	37,170
Insurance Continuance Fund	1,613	1,599
Fixed Rate Fund	1,332	2,068
Total	$412,038	$528,797

g.
Expected Cash Flows.

MGE does not expect to need to make any required contributions to the qualified plans for 2023. The contributions for years after 2023 are not yet currently estimated. MGE has adopted the asset smoothing as permitted in accordance with the Pension Protection Act of 2006, including modifications made by WRERA.

Due to uncertainties in the future economic performance of plan assets, discount rates, and other key assumptions, estimated contributions are subject to change. MGE may also elect to make additional discretionary contributions.

In 2022, MGE made $7.3 million in employer contributions to its pension and postretirement plans.

h.
Benefit Payments.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

	Pension	Other Postretirement Benefits
(In thousands)	Pension Benefits	Gross Postretirement Benefits	Expected Medicare Part D Subsidy	Net Postretirement Benefits
2023	$20,715	$5,051	$(332)	$4,719
2024	21,304	5,363	(365)	4,998
2025	21,864	5,637	(400)	5,237
2026	22,305	5,544	(447)	5,097
2027	22,789	5,560	(483)	5,077
2028 - 2032	117,798	27,199	(2,833)	24,366

12.
Share-Based Compensation - MGE Energy and MGE.

In 2020, MGE Energy shareholders approved the 2021 Long-Term Incentive Plan (the 2021 Incentive Plan). It provides for the issuance of up to 500,000 shares of MGE Energy common stock in connection with awards made under the 2021 Incentive Plan. The 2021 Incentive Plan authorizes awards of restricted stock, restricted stock units, performance units, and dividend equivalents, or any combination of the foregoing for eligible employees and non-employee directors. The 2020 Performance Unit Plan (the 2020 Plan) was adopted in February 2020 for eligible employees. Plan participants may receive awards of performance units, restricted units, or both. Prior to the adoption of the 2020 plan, eligible employees could receive awards of performance units under the 2006 Performance Unit Plan. Under the 2013 Director Incentive Plan, eligible non-employee directors could receive awards of performance units. For the years ended December 31, 2022, 2021, and 2020, MGE recorded $1.3 million, $2.9 million, and $1.3 million, respectively, related to share-based compensation awards under the 2006 Performance Unit Plan, the 2020 Performance Unit Plan, the 2013 Director Incentive Plan, and the 2021 Incentive Plan in "Other operations and maintenance" on the consolidated statements of income.

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

On the grant date, the cost of the director or employee services received in exchange for a performance unit award is measured based on the current market value of MGE Energy common stock. The fair value of the awards is remeasured quarterly, including as of December 31, 2022, as required by applicable accounting standards. Changes in fair value as well as the original grant are recognized as compensation cost. Since this amount is remeasured throughout the vesting period, the compensation cost is subject to variability. For nonretirement eligible employees under the 2006 Performance Unit Plan, stock-based compensation costs are accrued and recognized using the graded vesting method. Compensation cost for retirement eligible employees or employees that will become retirement eligible during the vesting schedule are recognized on an abridged horizon as retirement eligibility accelerates vesting.

Payouts under the 2013 Director Incentive Plan are subject to a three-year vesting schedule. Payouts under the 2006 Performance Unit Plan are subject to a five-year vesting schedule. The following activity occurred:

	2022		2021
	Director Incentive Plan	Performance Unit Plan	Director Incentive Plan	Performance Unit Plan
Nonvested awards January 1,	1,472	5,760	4,286	17,420
Granted	—	—	—	—
Vested	(1,472)	(3,756)	(2,814)	(11,660)
Nonvested awards December 31,	—	2,004	1,472	5,760

No cash settlements have occurred on the awards shown in the table above as cash payments are only made at the end of the period covered by the awards. In January 2022, cash payments of $1.8 million were distributed relating to awards that were granted under the plans in 2019, for the 2013 Director Incentive Plan, and in 2017, for the 2006 Performance Unit Plan.

Restricted Stock Units - Equity Awards - Payouts of restricted stock units under the 2021 Incentive Plan are based on the expiration of a three-year time-vesting period. Restricted stock units granted are to be paid out in shares of MGE Energy common stock and are accounted for as equity awards. The fair value of each restricted stock unit granted is based on the closing market price of one share of MGE Energy common stock on the grant date of the award. Compensation expense is recorded ratably over the performance period based on the fair value of the awards on the grant date. The following activity occurred:

	2022		2021
	Units	Weighted Average Grant Date Fair Value (per share)	Units	Weighted Average Grant Date Fair Value (per share)
Nonvested awards January 1,	13,126	$65.83	—	N/A
Granted	15,931	$72.46	16,267	$65.83
Vested	—		—
Undistributed vested awards(a)	(1,687)	$72.46	(3,141)	$65.83
Nonvested awards December 31,	27,370	$69.28	13,126	$65.83

(a)
Represents restricted stock units that vested but were not distributed to retirement-eligible employees.

Restricted Stock Units - Liability Awards - Payouts of restricted stock units granted prior to 2021 are based on the expiration of a three-year time-vesting period and will be paid out in cash and accounted for as a liability award. Compensation expense is recorded ratably over the performance period based on the fair value of the awards at each reporting period. The following activity occurred:

	2022	2021
Nonvested awards January 1,	6,064	7,003
Granted	—	—
Vested	(6,064)	—
Undistributed vested awards(b)	—	(939)
Nonvested awards December 31,	—	6,064

(b)
Represents restricted stock units that vested but were not distributed to retirement-eligible employees.

Performance Units - Liability Awards - Performance units under the 2020 Plan entitle the holder to receive a cash payment equal to the value of a designated number of shares of MGE Energy's common stock, plus dividend-equivalent payments thereon. Performance units under the 2021 Incentive Plan can be paid out in shares of MGE Energy common stock, cash or a combination of cash and stock. MGE assumes it will make future payouts of its performance units granted in cash; therefore, these performance units are accounted for as liability awards. Compensation expense for these performance units is recorded ratably over the performance period based on the fair value of the awards at each reporting period. The payout is based upon achievement of specified performance goals during a performance period set by the Compensation Committee of MGE Energy's Board of Directors. Awards are subject to vesting provisions providing for 100% vesting at the end of the performance period. Compensation cost for retirement eligible employees or employees that will become retirement eligible during the vesting schedule are recognized on an abridged horizon as retirement eligibility accelerates vesting.

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

	2022	2021
Nonvested awards January 1,	13,870	7,003
Granted	10,395	10,187
Vested	(6,064)	—
Undistributed vested awards(c)	(1,687)	(3,320)
Nonvested awards December 31,	16,514	13,870

Weighted average fair Value of each nonvested award	$76.87	$104.76
Weighted average estimated payout % based on performance criteria	109.2%	127.4%

(c)
Represents performance units that vested but were not distributed to retirement-eligible employees.
13.
Notes Payable to Banks, Commercial Paper, and Lines of Credit - MGE Energy and MGE.

Information regarding lines of credit and short-term borrowings is shown below:

(In thousands)	MGE Energy(a)				MGE
As of December 31,	2022		2021		2022		2021
Lines of credit(b)	$150,000		$150,000		$100,000		$100,000
Available capacity under line of credit	$78,815		$143,815		$28,815		$93,815
Short-term debt outstanding	$70,500		$5,500		$70,500		$5,500
Letters of credit issued inside credit facilities	$685		$685		$685		$685
Required ratio of consolidated debt to consolidated total capitalization - not to exceed a maximum	65.00	%(c)	65.00	%(c)	65.00	%(d)	65.00	%(d)
Weighted-average interest rate	4.32%		0.15%		4.32%		0.15%
Year Ended December 31,
Maximum short-term borrowings	$70,500		$64,000		$70,500		$64,000
Average short-term borrowings	$20,177		$28,583		$20,177		$28,583
Weighted-average interest rate	3.46%		0.15%		3.46%		0.15%

(a)
MGE Energy short-term borrowings include MGE Energy and MGE lines of credit and MGE commercial paper.
(b)
In November 2022, MGE Energy and MGE amended and restated their existing credit agreements, which extended their maturity dates to November 8, 2027. In January 2023, MGE amended one of its existing credit agreements to increase the available credit by an additional $30 million. As of December 31, 2022, MGE Energy and MGE had no borrowings outstanding under these credit facilities and were in compliance with the covenant requirements of the credit agreements.
(c)
A change in control constitutes a default under the agreement. Change in control events are defined as (i) a failure by MGE Energy to hold 100% of the outstanding voting equity interest in MGE or (ii) the acquisition of beneficial ownership of 30% or more of the outstanding voting stock of MGE Energy by one person or two or more persons acting in concert.
(d)
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
14.
Long-Term Debt - MGE Energy and MGE.
a.
Long-Term Debt.

	December 31,
(In thousands)	2022	2021
First Mortgage Bonds:(a)
7.70%, 2028 Series	$1,200	$1,200
Tax Exempt Debt:
2.05%, 2023 Series, Industrial Development Revenue Bonds	19,300	19,300
Medium-Term Notes:(c)
6.12%, due 2028	20,000	20,000
7.12%, due 2032	25,000	25,000
6.247%, due 2037	25,000	25,000
Total Medium-Term Notes	70,000	70,000
Other Long-Term Debt:(d)
3.09%, due 2023(e)	30,000	30,000
3.29%, due 2026(e)	15,000	15,000
3.11%, due 2027(e)	30,000	30,000
2.94%, due 2029(e)	50,000	50,000
2.48%, due 2031(e)	60,000	60,000
5.43%, due 2032(b)(e)	25,000	—
5.68%, due 2033(f)	20,184	21,510
5.19%, due 2033(f)	13,237	14,133
2.63%, due 2033(e)	40,000	40,000
5.26%, due 2040(e)	15,000	15,000
5.04%, due 2040(g)	28,472	30,139
4.74%, due 2041(g)	18,167	19,167
4.38%, due 2042(e)	28,000	28,000
4.42%, due 2043(e)	20,000	20,000
4.47%, due 2048(e)	20,000	20,000
3.76%, due 2052(e)	40,000	40,000
4.19%, due 2048(e)	60,000	60,000
4.24%, due 2053(e)	20,000	20,000
4.34%, due 2058(e)	20,000	20,000
Total Other Long-Term Debt	553,060	532,949
Long-term debt due within one year	(54,314)	(4,889)
Unamortized discount and debt issuance costs	(4,000)	(4,349)
Total Long-Term Debt	$585,246	$614,211

(a)
MGE's utility plant is subject to the lien of its Indenture of Mortgage and Deed of Trust, under which its first mortgage bonds are issued. The Mortgage Indenture provides that dividends or any other distribution or purchase of MGE shares may not be made if the aggregate amount thereof since December 31, 1945, would exceed the earned surplus (retained earnings) accumulated subsequent to December 31, 1945. As of December 31, 2022, approximately $650.1 million was available for the payment of dividends under this covenant.
(b)
In November 2022, MGE entered into a private placement Note Purchase Agreement in which it committed to issue $25 million of new long-term debt (Series A), $15 million of new long-term debt (Series B), carrying an interest rate of 5.43% per annum over its 10-year life, and $35 million of new long-term debt (Series C), carrying an interest rate of 5.53% per annum over its 12-year life. Funding occurred on December 1, 2022, for Series A and will occur on February 28, 2023, for Series B and Series C. The proceeds of the debt financing will be used to assist with capital expenditures and other corporate obligations.
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
(e)
Issued by MGE. Under that Note Purchase Agreement: (i) note holders have the right to require MGE to repurchase their notes at par in the event of an acquisition of beneficial ownership of 30% or more of the outstanding voting stock of MGE Energy, (ii) MGE must maintain a ratio of its consolidated indebtedness to consolidated total capitalization not to exceed a maximum of 65%, and (iii) MGE cannot issue "Priority Debt" in an amount exceeding 20% of its consolidated assets. Priority

Debt is defined as any indebtedness of MGE secured by liens other than specified liens permitted by the Note Purchase Agreement and certain unsecured indebtedness of certain subsidiaries. As of December 31, 2022, MGE was in compliance with the covenant requirements.
(f)
Issued by MGE Power West Campus. The Note Purchase Agreements require MGE Power West Campus to maintain a projected debt service coverage ratio of not less than 1.25 to 1.00, and debt to total capitalization ratio of not more than 0.65 to 1.00. The notes are secured by a collateral assignment of lease payments that MGE is making to MGE Power West Campus for use of the WCCF pursuant to a long-term lease. As of December 31, 2022, MGE Power West Campus was in compliance with the covenant requirements.
(g)
Issued by MGE Power Elm Road. The Note Purchase Agreement requires MGE Power Elm Road to maintain a projected and actual debt service coverage ratio at the end of any calendar quarter of not less than 1.25 to 1.00 for the trailing 12-month period. The notes are secured by a collateral assignment of lease payments that MGE is making to MGE Power Elm Road for use of the Elm Road Units pursuant to long-term leases. As of December 31, 2022, MGE Power Elm Road was in compliance with the covenant requirements.

b.
Long-Term Debt Maturities.

Below is MGE Energy's and MGE's aggregate maturities for all long-term debt for years following December 31, 2022.

(In thousands)	2023	2024	2025	2026	2027	Thereafter
Long-term debt maturities	$54,314	$5,146	$5,285	$20,433	$35,588	$522,794

MGE includes long-term debt held by MGE Power Elm Road and MGE Power West Campus in the consolidated financial statements (see Footnote 3 for further information regarding these VIEs).

15.
Common Equity.

a.
Common Stock - MGE Energy and MGE.

MGE Energy sells shares of its common stock through its Direct Stock Purchase and Dividend Reinvestment Plan (the Stock Plan). Those shares may be newly issued shares or shares that are purchased in the open market by an independent agent for participants in the Stock Plan. Sales of newly issued shares under the Stock Plan are covered by a shelf registration statement that MGE Energy filed with the SEC. For the years ended December 31, 2022 and 2021, MGE Energy issued no new shares of common stock under the Stock Plan.

For the years ended December 31, 2022 and 2021, MGE Energy paid $57.5 million (or $1.59 per share) and $54.8 million (or $1.52 per share), respectively, in cash dividends on its common stock. Dividend payments by MGE to MGE Energy are subject to restrictions arising under a PSCW rate order and, to a lesser degree, MGE's first mortgage bonds. The PSCW order restricts any dividends, above the PSCW authorized amount that MGE may pay MGE Energy if MGE's common equity ratio, calculated in the manner used in the rate proceeding, is less than 55%. This restriction did not restrict MGE's payment of dividends in 2022. See Footnote 14 for further discussion of the mortgage indenture covenants regarding the payment of dividends. For the years ended December 31, 2022 and 2021, MGE paid $33.5 million and $5.0 million, respectively, in cash dividends to MGE Energy.

b.
Dilutive Shares Calculation - MGE Energy.

As of December 31, 2022, 10,949 shares were included in the calculation of diluted earnings per share related to nonvested equity awards. See Footnote 12 for additional information on shared-based compensation awards.

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

Water Quality

Water quality regulations promulgated by the EPA and WDNR in accordance with the Federal Water Pollution Control Act, commonly known as the Clean Water Act (CWA), impose restrictions on discharges of various pollutants into surface waters. The CWA also regulates surface water quality issues that affect aquatic life, such as water temperatures, chemical concentrations, intake structures, and wetlands filling into Waters of the U.S. (WOTUS), defined by EPA regulation. The CWA also includes discharge standards, which require the use of effluent-treatment processes equivalent to categorical "best practicable" or "best available" technologies. The CWA regulates discharges from "point sources," such as power plants, by establishing discharge limits via water discharge permits. MGE's power plants operate under Wisconsin Pollution Discharge Elimination System (WPDES) permits issued by the WDNR to ensure compliance with these discharge limits. Permits are subject to periodic renewal.

Effluent Limitations Guidelines and Standards for Steam Electric Power Generating Point Source Category

The EPA has promulgated water Effluent Limitations Guidelines (ELG) and standards for steam electric power plants which focus on the reduction of metals and other pollutants in wastewater from new and existing power plants.

In July 2021, the PSCW approved a Certificate of Authority (CA) application, filed by MGE and the other owners of Columbia. The CA application commits to close Columbia's wet pond system (as described in further detail in the CCR section below). By committing to close the wet pond system, Columbia will be in compliance with ELG requirements.

The Elm Road Units must satisfy the ELG rule's requirements no later than December 2023, as determined by the permitting authority. In December 2021, the PSCW approved a CA application for installation of additional wastewater treatment equipment to comply with the ELG rule. MGE's share of the costs to comply with the rule is estimated to be approximately $4 million. Construction began in March 2022 and is scheduled to be completed by the end of 2023.

Based on previous treatment of environmental compliance projects, management believes that any compliance costs will be recovered in future rates.

Cooling Water Intake Rules (Section 316(b))

Section 316(b) of the Clean Water Act require cooling water intake structures at electric power plants meet best available technology (BTA) standards to reduce mortality from entrainment (drawing aquatic life into a plant's cooling system) and impingement (trapping aquatic life on screens). The EPA finalized its Section 316(b) rule for existing facilities in 2014. Section 316(b) requirements are implemented in Wisconsin through modifications to plants' WPDES permits, which govern plant wastewater discharges.

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

The WDNR will make the final BTA determination and include any BTA requirements in Blount's next permit renewal, which is expected to be completed and effective in 2023. Management believes that the BTA determination at Blount will not be material for MGE.

Intakes at the Columbia plant are subject to this rule. Columbia's operator received a permit in 2019 requiring studies of intake structures to be submitted to the WDNR by November 2023 to help determine BTA. BTA improvements may not be required given that Columbia is scheduled to retire both units by June 2026. MGE will continue to work with Columbia's operator to evaluate all regulatory requirements applicable to the planned retirements. Management believes that the Section 316(b) rule will not have a material effect on its existing plants and that any compliance costs will be recovered in future rates based on previous treatment of environmental compliance projects.

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

Greenhouse Gas (GHG) Reduction Guidelines under the Clean Air Act 111(d) Rule

WCCF, the Elm Road Units, Blount, and Columbia could be impacted by GHG reduction guidelines and approval criteria established under the Clean Air Act for the control of GHG emissions from fossil fuel-fired electric generating units (EGUs). The EPA is undertaking a new rulemaking under section 111(d) of the Clean Air Act to establish emission guidelines and limit GHG emissions from existing fossil fuel-fired EGUs. The EPA is also conducting a comprehensive review of the New Source Performance Standards (NSPS) and may set new emission standards for GHG emissions from new, modified, and/or reconstructed fossil fuel-fired power plants. The EPA anticipates issuing a proposed rule in spring 2023 and promulgating a final rule by summer 2024. MGE will continue to evaluate greenhouse gas rule developments, including any new EPA actions towards rule development, and any further court decisions on the EPA's authority to regulate greenhouse gases.

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

Ozone NAAQS

The Elm Road Units are located in Milwaukee County, Wisconsin, a nonattainment area. In October 2022, the EPA reclassified Milwaukee County from "marginal" to "moderate" nonattainment under the 2015 ozone NAAQS. The Wisconsin Department of Natural Resources (WDNR) must develop a SIP for the area, and this reclassification will result in more stringent SIP requirements for both constructing new development and modifying or expanding existing plants in the area. The deadline for moderate classified areas to meet attainment standards is August 2024. MGE will continue to monitor the WDNR's SIP development and the extent to which the requirements will impact the Elm Road Units. At this time, the operator of the Elm Road Units does not expect that the 2015 Ozone NAAQS will have a material effect on its existing plants based on final designations.

Fine Particulate Matter (PM2.5) NAAQS

In January 2023, the EPA published a proposed rule to lower the average annual PM2.5 NAAQS from its current level. The EPA has also solicited comments on whether to lower the annual standard further than the proposed level, and whether or not to also lower the maximum 24-hour limit to be consistent with recommendations from its Clean Air Scientific Advisory Committee (CASAC). As the rule is currently proposed, the annual PM2.5 NAAQS and the 24-hour limit recommended by the CASAC is not expected to impact the counties where Columbia and the Elm Road Units are located. However, if the annual PM2.5 NAAQS is lowered further than the EPA's currently proposed value, the county where the Elm Road Units are located may be in nonattainment with the standard. A nonattainment designation would require the State of Wisconsin to develop a plan to get into attainment. However, we will not know the impact of this rule with any certainty until it is finalized, counties' attainment status is determined by the EPA, and the State of Wisconsin develops an attainment implementation plan. MGE will continue to follow the rule's developments.

Cross-State Air Pollution Rule

The EPA's CSAPR and its progeny are a suite of interstate air pollution transport rules designed to reduce ozone and fine PM2.5 ambient air levels in areas that the EPA has determined as being significantly impacted by pollution from upwind states. This is accomplished in the CSAPR through a reduction in SO2 and NOx from qualifying fossil-fuel fired power plants in upwind "contributing" states. NOx and SO2 contribute to fine particulate pollution and NOx contributes to ozone formation in downwind areas. Reductions are achieved through a cap-and-trade system. Individual plants can meet their caps through reducing emissions and/or buying allowances on the market.

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

Clean Air Visibility Rule (CAVR)

Columbia is subject to the best available retrofit technology (BART) regulations, a subsection of CAVR, which may require pollution control retrofits. Columbia's existing pollution control upgrades, and the EPA's stance that compliance with the CSAPR equals compliance with BART, should mean that Columbia will not need to do additional work to meet BART requirements. Wisconsin's 2021 SIP argues that Wisconsin will meet its current regional haze goals based on expected emissions reductions, which include Columbia unit retirements. Given that the Wisconsin SIP recognizes the Columbia unit retirements as part of its emission reduction plan, MGE does not anticipate further obligations with this rule at Columbia. MGE will continue to monitor legal developments and any future updates to this rule.

Solid Waste

Coal Combustion Residuals Rule

The CCR rule regulates as a solid waste coal ash from burning coal for the purpose of generating electricity and defines what ash use activities would be considered generally exempt beneficial reuse of coal ash. The CCR rule also regulates landfills, ash ponds, and other surface impoundments used for coal combustion residuals by regulating their design, location, monitoring, and operation. The CCR rule requires owners or operators of coal-fired power plants to stop transporting CCR and non-CCR wastewater to unlined surface impoundments. In addition, regulated entities must initiate impoundment closure as soon as feasible and in no event later than April 2021, unless the EPA grants an extension. A site-specific extension to initiate closure of the primary ash pond at Columbia by March 31, 2023, was requested. The EPA has not formally approved the extension.

In July 2021, the PSCW approved a CA application filed by MGE and the other owners of Columbia to install technology required to cease bottom ash transport water discharges rather than extend the longevity of the ash ponds. The coal combustion residuals system that will replace the unlined surface impoundment is undergoing final testing. Construction is expected to be completed by the end of the first quarter of 2023. MGE's share of the costs of the project is expected to be approximately $4 million.

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

Certain environmental groups have filed petitions against the PSCW regarding MGE's rate settlement and electric limited reopener. MGE has intervened in the petitions in cooperation with the PSCW. See Footnote 9.a. for more information regarding this matter.

c.
Purchase Contracts - MGE Energy and MGE.

MGE Energy and MGE have entered into various commodity supply, transportation, and storage contracts to meet their obligations to deliver electricity and natural gas to customers. Management expects to recover these costs in future customer rates.

As of December 31, 2022, the future minimum commitments related to these purchase contracts were as follows:

(In thousands)	2023	2024	2025	2026	2027	Thereafter
Coal(a)	$23,886	$17,104	$7,782	$2,868	$—	$—
Natural gas
Transportation and storage(b)	25,446	25,446	25,446	14,736	1,892	10,549
Supply(c)	30,778	—	—	—	—	—
Purchase power(d)	5,513	5,623	5,735	5,850	5,967	266
Renewable energy(e)	25,024	2,025	2,040	2,056	2,072	26,592
Other	6,105	2,224	350	359	108	689
	$116,752	$52,422	$41,353	$25,869	$10,039	$38,096

(a)
Total coal commitments for MGE's share of the Columbia and Elm Road Units, including transportation. Fuel procurement for MGE's jointly owned Columbia and Elm Road Units is handled by WPL and WEPCO, respectively, who are the operators of those facilities.
(b)
MGE's natural gas transportation and storage contracts require fixed monthly payments for firm supply pipeline transportation and storage capacity. The pricing components of the fixed monthly payments for the transportation and storage contracts are approved by FERC but may be subject to change.
(c)
These commitments include market-based pricing.
(d)
MGE has a purchase power agreement to help meet future electric supply requirements.
(e)
Operational commitments for solar and wind facilities.
d.
Other Commitments.

MGE Energy holds investments in nonpublic venture capital funds. From time to time, these entities require additional capital infusions from their investors. MGE Energy has committed to contribute $8.0 million in capital for such infusions. The timing of these infusions is dependent on the needs of the investee and is therefore uncertain at this time.

In addition, MGE Energy has a three-year agreement with a venture debt fund expiring in December 2025. MGE Energy has committed to invest up to a total of $1.5 million into this fund. As of December 31, 2022, MGE Energy has $0.9 million remaining in commitments. The timing of infusions is dependent on the needs of the fund and is therefore uncertain at this time.

MGE has several other commitments related to various projects. Payments for these commitments are expected to be as follows:

(In thousands)	2023	2024	2025	2026	2027	Thereafter
Other commitments	$333	$333	$333	$333	$333	$2,332

17.
Asset Retirement Obligations - MGE Energy and MGE.

MGE recorded an obligation for the fair value of its legal liability for asset retirement obligations (AROs) associated with removal of the West Campus Cogeneration Facility and the Elm Road Units, electric substations, combustion turbine generating units, wind generating facilities, and solar generating facilities, all of which are located on property not owned and would need to be removed upon the ultimate end of the associated leases. The significant conditional AROs identified by MGE included the costs of abandoning in place gas services and mains, the abatement and disposal of equipment and buildings contaminated with asbestos and PCBs, and the proper disposal and removal of tanks, batteries, and underground cable. Changes in management's assumptions regarding settlement dates, settlement methods, or assigned probabilities could have a material effect on the liabilities and the associated regulatory asset recorded as of December 31, 2022.

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

The following table summarizes the change in AROs. Amounts include conditional AROs.

(In thousands)	2022	2021
Balance as of January 1,	$46,580	$31,196
Liabilities incurred(a)	1,947	8,589
Accretion expense	1,909	1,526
Liabilities settled	(317)	(354)
Revisions in estimated cash flows(b)	141	5,623
Balance as of December 31,	$50,260	$46,580

(a)
In 2021, MGE recorded an obligation of $4.9 million and $3.4 million, respectively, for the fair value of its legal liability for AROs associated with Badger Hollow I and other completed renewable projects. See Footnote 6 for additional information on Badger Hollow I.
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

b.
Notional Amounts.

The gross notional volume of open derivatives is as follows:

	December 31, 2022		December 31, 2021
Commodity derivative contracts	353,600	MWh	278,000	MWh
Commodity derivative contracts	8,070,000	Dth	5,735,000	Dth
FTRs	1,945	MW	2,127	MW
PPA	—	MW	250	MW

c.
Financial Statement Presentation.

MGE purchases and sells exchange-traded and over-the-counter options, swaps, and future contracts. These arrangements are primarily entered into to help stabilize the price risk associated with gas or power purchases. These transactions are employed by both MGE's gas and electric segments. Additionally, as a result of the firm transmission agreements that MGE holds on electricity transmission paths in the MISO market, MGE holds financial transmission rights (FTRs). An FTR is a financial instrument that entitles the holder to a stream of revenues or charges based on the differences in hourly day-ahead energy prices between two points on the transmission grid. The fair values of these instruments are offset with a corresponding regulatory asset/liability depending on whether they are in a net loss/gain position. Depending on the nature of the instrument, the gain or loss associated with these transactions will be reflected as cost of gas sold, fuel for electric generation, or purchased power expense in the delivery month applicable to the instrument. As of December 31, 2022, the cost basis of exchange traded derivatives and FTRs exceeded their fair value by $5.1 million. As of December 31, 2021, the fair value of exchange traded derivatives and FTRs exceeded their cost basis by $2.8 million.

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

(In thousands)	Derivative Assets	Derivative Liabilities	Balance Sheet Location
December 31, 2022
Commodity derivative contracts(a)	$2,164	$7,687	Other current liabilities
Commodity derivative contracts(a)	802	476	Other deferred liabilities and other
FTRs	103	—	Other current assets

December 31, 2021
Commodity derivative contracts(b)	$2,959	$811	Other current assets
Commodity derivative contracts(b)	420	38	Other deferred charges
FTRs	227	—	Other current assets
PPA	N/A	2,140	Other current liabilities

(a)
As of December 31, 2022, collateral of $5.2 million was posted against and netted with derivative liability positions on the consolidated balance sheets. The fair value of the derivative liability disclosed in this table has not been reduced for the collateral posted.
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

Offsetting of Derivative Assets

(In thousands)	Gross Amounts	Gross Amounts Offset in Balance Sheets	Collateral Posted Against Derivative Positions	Net Amount Presented in Balance Sheets
December 31, 2022
Commodity derivative contracts	$2,966	$(2,966)	$—	$—
FTRs	103	—	—	$103

December 31, 2021
Commodity derivative contracts	$3,379	$(849)	$(1,254)	$1,276
FTRs	227	—	—	227

Offsetting of Derivative Liabilities

(In thousands)	Gross Amounts	Gross Amounts Offset in Balance Sheets	Collateral Posted Against Derivative Positions	Net Amount Presented in Balance Sheets
December 31, 2022
Commodity derivative contracts	$8,163	$(2,966)	$(5,197)	$—

December 31, 2021
Commodity derivative contracts	$849	$(849)	$—	$—
PPA	2,140	—	—	2,140

The following tables summarize the unrealized and realized gains/losses related to the derivative instruments on the consolidated balance sheets and the consolidated statements of income.

	2022		2021
	Current and Long-Term Regulatory Asset (Liability)	Other Current Assets	Current and Long-Term Regulatory Asset (Liability)	Other Current Assets
(In thousands)
Balance as of January 1,	$(617)	$770	$13,989	$1,162
Unrealized gain	(9,527)	—	(23,173)	—
Realized gain (loss) reclassified to a deferred account	1,472	(1,472)	2,563	(2,563)
Realized gain reclassified to income statement	13,766	3,449	6,004	2,171
Balance as of December 31,	$5,094	$2,747	$(617)	$770

	Realized Losses (Gains)
	2022		2021
(In thousands)	Fuel for Electric Generation/ Purchased Power	Cost of Gas Sold	Fuel for Electric Generation/ Purchased Power	Cost of Gas Sold
Year Ended December 31:
Commodity derivative contracts	$(14,806)	$(350)	$(3,948)	$(1,700)
FTRs	583	—	(605)	—
PPA	(2,642)	—	(1,922)	—

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

Certain counterparties extend MGE a credit limit. If MGE exceeds these limits, the counterparties may require collateral to be posted. As of December 31, 2022 and 2021, no counterparties were in a net liability position.

Nonperformance of counterparties to the non-exchange traded derivatives could expose MGE to credit loss. However, MGE enters into transactions only with companies that meet or exceed strict credit guidelines, and it monitors these counterparties on an ongoing basis to mitigate nonperformance risk in its portfolio. As of December 31, 2022, no counterparties had defaulted.

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

	December 31, 2022		December 31, 2021
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt(a)	$643,560	$571,374	$623,449	$729,914

(a)
Includes long-term debt due within one year. Excludes debt issuance costs and unamortized discount of $4.0 million and $4.3 million as of December 31, 2022 and 2021, respectively.

b.
Recurring Fair Value Measurements.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis.

	Fair Value as of December 31, 2022
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Derivatives, net(b)	$3,069	$1,353	$—	$1,716
Exchange-traded investments	1,516	1,516	—	—
Total Assets	$4,585	$2,869	$—	$1,716
Liabilities:
Derivatives, net(b)	$8,163	$5,581	$—	$2,582
Deferred compensation	4,743	—	4,743	—
Total Liabilities	$12,906	$5,581	$4,743	$2,582

MGE
Assets:
Derivatives, net(b)	$3,069	$1,353	$—	$1,716
Exchange-traded investments	115	115	—	—
Total Assets	$3,184	$1,468	$—	$1,716
Liabilities:
Derivatives, net(b)	$8,163	$5,581	$—	$2,582

Deferred compensation	4,743	—	4,743	—
Total Liabilities	$12,906	$5,581	$4,743	$2,582

	Fair Value as of December 31, 2021
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Derivatives, net(c)	$3,606	$1,170	$—	$2,436
Exchange-traded investments	1,296	1,296	—	—
Total Assets	$4,902	$2,466	$—	$2,436
Liabilities:
Derivatives, net(c)	$2,989	$731	$—	$2,258
Deferred compensation	3,653	—	3,653	—
Total Liabilities	$6,642	$731	$3,653	$2,258

MGE
Assets:
Derivatives, net(c)	$3,606	$1,170	$—	$2,436
Exchange-traded investments	230	230	—	—
Total Assets	$3,836	$1,400	$—	$2,436
Liabilities:
Derivatives, net(c)	$2,989	$731	$—	$2,258
Deferred compensation	3,653	—	3,653	—
Total Liabilities	$6,642	$731	$3,653	$2,258
(b)
As of December 31, 2022, collateral of $5.2 million was posted against and netted with derivative liability positions on the consolidated balance sheets. The fair value of the derivative liability disclosed in this table has not been reduced for the collateral posted.
(c)
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

The purchased power agreement, with a term ended May 2022, (see Footnote 18) was valued using an internal pricing model and therefore was classified as Level 3. The model projected future market energy prices and compared those prices to the projected power costs to be incurred under the contract. Inputs to the model required significant management judgment and estimation. Future energy prices were based on a forward power pricing curve using exchange-traded contracts in the electric futures market. A basis adjustment was applied to the market energy price to reflect the price differential between the market price delivery point and the counterparty delivery point. The historical relationship between the delivery points was reviewed and a discount (below 100%) or premium (above 100%) was derived. This comparison was done for both peak times when demand was high and off peak times when demand was low. If the basis adjustment was lowered, the fair value measurement would decrease, and if the basis adjustment was increased, the fair value measurement would increase.

The projected power costs anticipated to be incurred under the purchased power agreement were determined using many factors, including historical generating costs, future prices, and expected fuel mix of the counterparty. An increase in the projected fuel costs resulted in a decrease in the fair value measurement of the purchased power agreement. A significant input that MGE estimated was the counterparty's fuel mix in determining the projected power cost. MGE also considered the assumptions that market participants would use in valuing the asset or liability. This consideration included assumptions about market risk such as liquidity, volatility, and contract duration. The fair value model used a discount rate that incorporated discounting, credit, and model risks.

The following table presents the significant unobservable inputs used in the pricing model.

Significant Unobservable Inputs	2021
Basis adjustment:
On peak	94.1%
Off peak	92.4%
Counterparty fuel mix:
Internal generation - range	41%-66%
Internal generation - weighted average	56.6%
Purchased power - range	59%-34%
Purchased power - weighted average	43.4%

The following table summarizes the changes in Level 3 commodity derivative assets and liabilities measured at fair value on a recurring basis.

(In thousands)	2022	2021	2020
Balance as of January 1,	$178	$(14,055)	$(26,456)
Realized and unrealized gains (losses):
Included in regulatory assets	(1,044)	—	12,402
Included in regulatory liability	—	14,234	—
Included in other comprehensive income	—	—	—
Included in earnings	14,140	5,521	(6,439)
Included in current assets	118	237	(87)
Purchases	11,997	26,287	22,232
Sales	—	—	—
Issuances	—	—	—
Settlements	(26,255)	(32,046)	(15,707)
Balance as of December 31,	$(866)	$178	$(14,055)
Total gains (losses) included in earnings attributed to the change in unrealized gains (losses) related to assets and liabilities held as of December 31,(d)	$—	$—	$—

The following table presents total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis (d).

(In thousands)
Year Ended December 31,	2022	2021	2020
Purchased power expense	$14,497	$6,192	$(5,888)
Cost of gas sold expense	(357)	(671)	(551)
Total	$14,140	$5,521	$(6,439)

(d)
MGE's exchange-traded derivative contracts, over-the-counter party transactions, purchased power agreement, and FTRs are subject to regulatory deferral. These derivatives are therefore marked to fair value and are offset in the financial statements with a corresponding regulatory asset or liability.

20.
Revenue - MGE Energy and MGE.

Revenues disaggregated by revenue source were as follows for the years ended December 31:

(In thousands)
Electric revenues	2022	2021	2020
Residential	$161,300	$151,646	$146,431
Commercial	232,057	210,475	198,043
Industrial	13,303	12,529	11,514
Other-retail/municipal	37,323	35,169	32,915
Total retail	443,983	409,819	388,903
Sales to the market	19,385	9,499	4,015
Other revenues	1,799	968	774
Total electric revenues	465,167	420,286	393,692

Gas revenues
Residential	143,544	110,442	88,765
Commercial/Industrial	99,165	68,895	49,682
Total retail	242,709	179,337	138,447
Gas transportation	5,780	6,185	5,713
Other revenues	183	98	101
Total gas revenues	248,672	185,620	144,261

Non-regulated energy revenues	680	678	680
Total Operating Revenue	$714,519	$606,584	$538,633

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

21.
Noncontrolling Interest - MGE.

The noncontrolling interest on MGE's consolidated balance sheets was as follows:

	As of December 31,
(In thousands)	2022	2021
MGE Power Elm Road(a)	$103,333	$101,507
MGE Power West Campus(a)	44,830	47,080
Total Noncontrolling Interest	$148,163	$148,587

The net income attributable to noncontrolling interest, net of tax, was as follows for the years ended December 31:

(In thousands)	2022	2021	2020
MGE Power Elm Road(a)	$14,326	$15,151	$15,184
MGE Power West Campus(a)	7,250	7,240	7,209
Net Income Attributable to Noncontrolling Interest, Net of Tax	$21,576	$22,391	$22,393

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

The following table shows segment information for MGE Energy's and MGE's operations:

(In thousands) MGE Energy	Electric	Gas	Non-Regulated Energy	Transmission Investment	All Others	Consolidation/ Elimination Entries	Consolidated Total
Year Ended December 31, 2022
Operating revenues	$465,167	$248,672	$680	$—	$—	$—	$714,519
Interdepartmental revenues	(44)	34,073	41,555	—	—	(75,584)	—
Total operating revenues	465,123	282,745	42,235	—	—	(75,584)	714,519
Depreciation and amortization	(62,897)	(15,261)	(7,391)	—	—	—	(85,549)
Operating income (loss)	77,672	26,261	34,683	—	(873)	—	137,743
Interest (expense) income, net	(17,578)	(4,787)	(4,322)	—	40	—	(26,647)
Income tax (provision) benefit	(7,299)	(8,492)	(8,272)	(2,490)	329	—	(26,224)
Equity in earnings of investments	—	—	—	9,136	—	—	9,136
Net income (loss)	65,187	18,215	22,090	6,647	(1,187)	—	110,952

Year Ended December 31, 2021
Operating revenues	$420,286	$185,620	$678	$—	$—	$—	$606,584
Interdepartmental revenues	556	22,728	40,866	—	—	(64,150)	—
Total operating revenues	420,842	208,348	41,544	—	—	(64,150)	606,584
Depreciation and amortization	(56,672)	(12,852)	(7,459)	—	—	—	(76,983)
Operating income (loss)	58,993	25,133	33,936	—	(768)	—	117,294
Interest (expense) income, net	(15,261)	(4,315)	(4,577)	—	41	—	(24,112)
Income tax (provision) benefit	10,672	(4,922)	(7,998)	(2,486)	619	—	(4,115)
Equity in earnings of investments	—	—	—	9,339	(69)	—	9,270
Net income (loss)	63,910	15,511	21,361	6,852	(1,873)	—	105,761

Year Ended December 31, 2020
Operating revenues	$393,692	$144,261	$680	$—	$—	$—	$538,633
Interdepartmental revenues	765	12,157	40,402	—	—	(53,324)	—
Total operating revenues	394,457	156,418	41,082	—	—	(53,324)	538,633
Depreciation and amortization	(54,658)	(12,049)	(7,481)	—	—	—	(74,188)
Operating income (loss)	57,847	19,674	33,460	(1)	(983)	—	109,997
Interest (expense) income, net	(14,446)	(4,370)	(4,826)	—	121	—	(23,521)
Income tax (provision) benefit	(4,230)	(4,805)	(7,800)	(2,786)	198	—	(19,423)
Equity in earnings of investments	—	—	—	10,221	—	—	10,221
Net income (loss)	50,522	14,167	20,834	7,434	(539)	—	92,418

(In thousands) MGE	Electric	Gas	Non-Regulated Energy	Consolidation/ Elimination Entries	Consolidated Total
Year Ended December 31, 2022
Operating revenues	$465,167	$248,672	$680	$—	$714,519
Interdepartmental revenues	(44)	34,073	41,555	(75,584)	—
Total operating revenues	465,123	282,745	42,235	(75,584)	714,519
Depreciation and amortization	(62,897)	(15,261)	(7,391)	—	(85,549)
Operating income	77,672	26,261	34,683	—	138,616
Interest expense, net	(17,578)	(4,787)	(4,322)	—	(26,687)
Income tax provision	(7,299)	(8,492)	(8,272)	—	(24,063)
Net income attributable to MGE	65,187	18,215	22,090	(21,576)	83,916

Year Ended December 31, 2021
Operating revenues	$420,286	$185,620	$678	$—	$606,584
Interdepartmental revenues	556	22,728	40,866	(64,150)	—
Total operating revenues	420,842	208,348	41,544	(64,150)	606,584
Depreciation and amortization	(56,672)	(12,852)	(7,459)	—	(76,983)
Operating income	58,993	25,133	33,936	—	118,062
Interest expense, net	(15,261)	(4,315)	(4,577)	—	(24,153)
Income tax (provision) benefit	10,672	(4,922)	(7,998)	—	(2,248)
Net income attributable to MGE	63,910	15,511	21,361	(22,391)	78,391

Year Ended December 31, 2020
Operating revenues	$393,692	$144,261	$680	$—	$538,633
Interdepartmental revenues	765	12,157	40,402	(53,324)	—
Total operating revenues	394,457	156,418	41,082	(53,324)	538,633
Depreciation and amortization	(54,658)	(12,049)	(7,481)	—	(74,188)
Operating income	57,847	19,674	33,460	—	110,981
Interest expense, net	(14,446)	(4,370)	(4,826)	—	(23,642)
Income tax provision	(4,230)	(4,805)	(7,800)	—	(16,835)
Net income attributable to MGE	50,522	14,167	20,834	(22,393)	63,130

The following table shows segment information for MGE Energy's and MGE's assets and capital expenditures:

	Utility		Consolidated
(In thousands) MGE Energy	Electric	Gas	Non-regulated Energy	Transmission Investment(a)	All Others	Consolidation/ Elimination Entries	Total
Assets:
December 31, 2022	$1,626,373	$530,733	$247,841	$80,642	$467,112	$(435,101)	$2,517,600
December 31, 2021	1,525,163	485,345	252,584	75,990	467,954	(435,130)	2,371,906
December 31, 2020	1,421,302	444,702	254,298	74,480	495,483	(436,614)	2,253,651
Capital Expenditures:
Year ended Dec. 31, 2022	$141,273	$27,656	$6,101	$—	$—	$—	$175,030
Year ended Dec. 31, 2021	115,234	34,071	3,864	—	—	—	153,169
Year ended Dec. 31, 2020	162,210	36,906	4,023	—	—	—	203,139

	Utility		Consolidated
(In thousands) MGE	Electric	Gas	Non-regulated Energy	Consolidation/ Elimination Entries	Total
Assets:
December 31, 2022	$1,626,373	$530,733	$247,791	$(258)	$2,404,639
December 31, 2021	1,525,163	485,345	252,534	(267)	2,262,775
December 31, 2020	1,421,302	444,702	254,248	(281)	2,119,971
Capital Expenditures:
Year ended Dec. 31, 2022	$141,273	$27,656	$6,101	$—	$175,030
Year ended Dec. 31, 2021	115,234	34,071	3,864	—	153,169
Year ended Dec. 31, 2020	162,210	36,906	4,023	—	203,139

(a)
The Transmission Investment segment represents MGE Energy's investment in equity method investees.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

MGE Energy and MGE

None.

Item 9A. Controls and Procedures.

MGE Energy and MGE

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

During the fourth quarter of 2022, each registrant's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to that registrant, including its subsidiaries, is accumulated and made known to that registrant's management, including these officers, by other employees of that registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. The evaluations take into account changes in the internal and external operating environments that may impact those controls and procedures. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, MGE Energy does not control or manage certain of its unconsolidated entities and thus, its access and ability to apply its procedures to those entities is more limited than is the case for its consolidated subsidiaries.

As of December 31, 2022, each registrant's principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective. Each registrant intends to strive continually to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2022, there were no changes in either registrant's internal controls over financial reporting that materially affected, or are reasonably likely to affect materially, that registrant's internal control over financial reporting.

MGE Energy and MGE

Management of MGE Energy and MGE are required to assess and report on the effectiveness of its internal control over financial reporting as of December 31, 2022. As a result of that assessment, management determined that there were no material weaknesses as of December 31, 2022 and, therefore, concluded that MGE Energy and MGE's internal control over financial reporting was effective. Management's Report on Internal Control Over Financial Reporting is included in Item 8. Financial Statements and Supplementary Data of this Report.

Item 9B. Other Information.

MGE Energy

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

MGE Energy

None.

PART III.

Item 10. Directors, Executive Officers, and Corporate Governance.

MGE Energy

The information required by Item 10 relating to directors and nominees for election as directors at MGE Energy's annual meeting of shareholders is incorporated herein by reference to the information under the heading "ELECTION OF DIRECTORS" in MGE Energy's definitive proxy statement (2023 Proxy Statement) to be filed with the SEC before April 30, 2023. Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the information under the heading "BENEFICIAL OWNERSHIP – Delinquent Section 16(a) Reports" in the 2023 Proxy Statement.

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

Item 11. Executive Compensation.

See Item 12.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

MGE Energy

The following table presents information regarding MGE Energy's equity compensation plans as of December 31, 2022:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	—	$—	447,220	(1)
Equity compensation plans not approved by shareholders	N/A	N/A	N/A
Total	—	$—	447,220

(1)
All of the available shares under the 2021 Long-term Incentive plan may be issued as awards in the form of restricted stock, restricted stock units, and performance units. Stock options are not authorized. As of December 31, 2022, there were restricted stock units and performance units outstanding under the 2021 Long-term Incentive Plan. Column (c) assumes the outstanding performance shares are settled in shares of common stock as opposed to cash.

The remainder of the required information is included in the 2023 Proxy Statement, which will be filed with the SEC before April 30, 2023, for Item 11 under the section "EXECUTIVE COMPENSATION," not including "Compensation Committee Report," and "Cumulative Five-Year Total Return Comparison Graph," and for Item 12 under the section "BENEFICIAL OWNERSHIP," which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

MGE Energy

The information required by Item 13 is incorporated by reference herein from the "BOARD OF DIRECTORS INFORMATION" section in the 2023 Proxy Statement, which will be filed with the SEC before April 30, 2023.

Item 14. Principal Accounting Fees and Services.

MGE Energy

The information required by Item 14 is incorporated herein by reference to the information under the heading "RATIFICATION OF PRICEWATERHOUSECOOPERS LLP AS OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM" in the 2023 Proxy Statement, which will be filed with the SEC before April 30, 2023.

MGE

Independent Registered Public Accounting Firm Fees Disclosure

	2022	2021
Audit fees(a)	$1,072,643	$1,124,568
Audit-related fees(b)	80,000	316,700
Tax fees(c)	43,118	35,478
All other fees(d)	4,500	607,800

(a)
Professional services rendered for the audits of the financial statements, review of the interim financial statements, opinion on the effectiveness of our internal control over financial reporting for MGE Energy, and services that generally only the independent auditor can reasonably provide, such as comfort letters, statutory audits, consents, and assistance with and review of documents filed with the SEC. Audit Fees for 2021 also include professional services rendered in connection with implementation of a new customer information system.

(b)
Audit-Related Fees for 2022 and 2021 include professional services rendered in connection with utility commission-mandated obligations. Fees in 2021 also include professional services rendered in connection with Enterprise Forward project implementation review that included review of security and internal controls. Enterprise Forward is a strategic information technology management project aimed at transforming MGE into a digital integrated utility and includes replacement of customer information system.

(c)
Tax fees for 2022 and 2021 include review of federal and state income tax returns.

(d)
Other Fees for 2021 include advisory services with respect to the Enterprise Forward project.

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

		Incorporated by Reference
Ex. No.	Exhibit Description	Form	File No.	Exhibit	Date Filed
3.1	Amended and Restated Articles of Incorporation of MGE Energy, Inc.	S-3 Registration Statement	333-197423	4.1	7/15/2014

3.2	Amended and Restated Bylaws of MGE Energy, Inc.	8-K	0-49965	3.2	3/24/2020

3.3	Restated Articles of Incorporation of Madison Gas and Electric Company as in effect at October 25, 2012.	8-K	0-1125	3.1	10/25/2012

3.4	Amended Bylaws of Madison Gas and Electric Company as in effect at August 16, 2002	10-K	0-1125	3.3	3/26/2003

4.1	Indenture of Mortgage and Deed of Trust between Madison Gas and Electric Company and U.S. Bank, N.A. (successor to First Wisconsin Trust Company), as Trustee	10-Q	0-49965	4.1	8/7/2018

4.2	Supplemental Indenture dated as of February 1, 1993 to aforementioned Indenture of Mortgage and Deed of Trust.	10-Q	0-49965	4.2	5/8/2018

4.3	Indenture between Madison Gas and Electric Company and The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One, N.A.), as Trustee	10-K	0-1125	4B	3/29/2000

4.4	Description of Common Stock	10-K	0-49965	4.4	2/27/2020

10.1	Second Amended and Restated Credit Agreement dated as of November 8, 2022, among MGE Energy, Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	10-K	0-49965	10.1	2/22/2023

10.2	Second Amended and Restated Credit Agreement dated as of November 8, 2022, among Madison Gas and Electric Company, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	10-K	0-1125	10.2	2/22/2023

10.3	First Amendment to second Amended and Restated Credit Agreement dated January 30, 2023, among Madison Gas and Electric Company, the lenders named therein and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	0-1125	10.1	2/01/2023

10.4	Second Amended and Restated Credit Agreement dated as of November 8, 2022, among Madison Gas and Electric Company, the Lenders party thereto and U.S. Bank National Association, as Administrative Agent.	10-K	0-1125	10.4	2/22/2023

10.5	Joint Power Supply Agreement with Wisconsin Power and Light Company and Wisconsin Public Service Corporation.	10-Q	0-49965	10.4	5/8/2018

10.6	Joint Power Supply Agreement (Exclusive of Exhibits) with Wisconsin Power and Light Company and Wisconsin Public Service Corporation.	10-Q	0-49965	10.5	8/7/2018

10.7	Second Amended and Restated Agreement for Construction and Operation of Columbia Generating Plant.	10-K	0-49965	10.6	2/22/2019

10.8	West Campus Cogeneration Facility Joint Ownership Agreement, dated as of October 13, 2003, among MGE Power West Campus, LLC, The Board of Regents of the University of Wisconsin System, and the State of Wisconsin, as Joint Owners.	10-Q	0-1125	10.19	11/8/2005

10.9	West Campus Cogeneration Facility Operation and Maintenance Agreement, dated as of October 13, 2003, among Madison Gas and Electric Company, as Operator, and the Board of Regents of the University of Wisconsin System, as Joint Owner.	10-Q	0-1125	10.20	11/8/2005

10.10	West Campus Cogeneration Facility Lease Agreement, dated as of March 18, 2004, among MGE Power West Campus, LLC, as Lessor, and Madison Gas and Electric Company, as Lessee.	10-Q	0-1125	10.21	11/8/2005

10.11	West Campus Cogeneration Facility Ground Lease, dated as of July 15, 2002, among MGE Power LLC, as Lessee, and the Board of Regents of the University of Wisconsin System, as Lessor.	10-Q	0-1125	10.22	11/8/2005

10.12	West Campus Cogeneration Facility Amendment of Ground Lease, dated as of March 18, 2004, among MGE Power West Campus, LLC, as Lessee, and the Board of Regents of the University of Wisconsin System, as Lessor.	10-Q	0-1125	10.23	11/8/2005

10.13	West Campus Cogeneration Facility MGE Ground Sublease, dated as of March 18, 2004, among MGE Power West Campus, LLC, as Lessee, and Madison Gas and Electric Company, as Lessor.	10-Q	0-1125	10.24	11/8/2005

10.14	Elm Road Generating Station Common Facilities Operating and Maintenance Agreement, dated as of December 17, 2004, among Madison Gas and Electric Company, Wisconsin Electric Power Company, and Wisconsin Public Power Inc., as Lessee/Owner Parties, and Wisconsin Electric Power Company, as Operating Agent.	10-Q	0-1125	10.7	11/8/2005

10.15	Elm Road Generating Station New Common Facilities Ownership Agreement, dated as of December 17, 2004, among MGE Power Elm Road, LLC, Elm Road Generating Station Supercritical, LLC, and Wisconsin Public Power Inc., as Joint Owners.	10-Q	0-1125	10.8	11/8/2005

10.16	Elm Road Generating Station I Ownership Agreement, dated as of December 17, 2004, among MGE Power Elm Road, LLC, Elm Road Generating Station Supercritical, LLC, and Wisconsin Public Power Inc., as Joint Owners, Elm Road Services, LLC, as Project Manager, and W.E. Power LLC.	10-Q	0-1125	10.9	11/8/2005

10.17	Elm Road Generating Station I Facility Lease Agreement, dated as of November 4, 2005, among MGE Power Elm Road, LLC, as Lessor, and Madison Gas and Electric Company, as Lessee.	10-Q	0-1125	10.10	11/8/2005

10.18		Elm Road Generating Station I Operating and Maintenance Agreement, dated as of December 17, 2004, among Madison Gas and Electric Company, Wisconsin Electric Power Company, and Wisconsin Public Power Inc., as Lessee/ Owners, and Wisconsin Electric Power Company, as Operating Agent.	10-Q	0-1125	10.11	11/8/2005

10.19		Elm Road Generating Station I Easement and Indemnification Agreement, dated as of December 17, 2004, among MGE Power Elm Road, LLC and Wisconsin Public Power Inc., as Grantees, and Wisconsin Electric Power Company, as Grantor.	10-Q	0-1125	10.12	11/8/2005

10.20		Assignment and Assumption Agreement, dated as of November 4, 2005 between MGE Power Elm Road, LLC and Madison Gas and Electric Company relating to Elm Road Generating Station I Easement and Indemnification Agreement, dated as of December 17, 2004, among MGE Power Elm Road, LLC and Wisconsin Public Power Inc., as Grantees, and Wisconsin Electric Power Company, as Grantor.	10-K	0-1125	10.16	3/8/2006

10.21		Elm Road Generating Station II Ownership Agreement, dated as of December 17, 2004, among MGE Power Elm Road, LLC, Elm Road Generating Station Supercritical, LLC, and Wisconsin Public Power Inc., as Joint Owners, Elm Road Services, LLC, as Project Manager, and W.E. Power LLC.	10-Q	0-1125	10.13	11/8/2005

10.22		Elm Road Generating Station II Facility Lease Agreement, dated as of November 4, 2005, among MGE Power Elm Road, LLC, as Lessor, and Madison Gas and Electric Company, as Lessee.	10-Q	0-1125	10.14	11/8/2005

10.23		Elm Road Generating Station II Operating and Maintenance Agreement, dated as of December 17, 2004, among Madison Gas and Electric Company, Wisconsin Electric Power Company, and Wisconsin Public Power Inc., as Lessee/ Owners, and Wisconsin Electric Power Company, as Operating Agent.	10-Q	0-1125	10.15	11/8/2005

10.24		Elm Road Generating Station II Easement and Indemnification Agreement, dated as of December 17, 2004, among MGE Power Elm Road, LLC and Wisconsin Public Power Inc., as Grantees, and Wisconsin Electric Power Company, as Grantor.	10-Q	0-1125	10.16	11/8/2005

10.25		Substation and Transformer Shared Use Agreement and Easement Agreement, dated as of September 29, 2006, among Madison Gas and Electric Company and Northern Iowa Windpower II LLC as Joint Owners.	10-Q	0-1125	10.6	11/7/2006

10.26		Management and Administration Agreement, dated as of October 13, 2006, among Madison Gas and Electric Company as Owner and Midwest Renewable Energy Resources, LLC as Manager.	10-Q	0-1125	10.7	11/7/2006

10.27	*	Form of Severance Agreement.	10-K	0-49965	10.37	2/26/2009

10.28	*	Form of Amendment to Severance Agreement.	10-Q	0-49965	10.1	5/5/2016

10.29	*	Form of Severance Agreement for Officers hired on or after January 1, 2012.	10-Q	0-49965	10.2	5/5/2016

10.30	*	Form of Amended and Restated Deferred Compensation Agreement.	10-K	0-49965	10.39	2/26/2009

10.31	*	Amendment to Madison Gas and Electric Company Deferred Compensation Agreement	10-K	0-49965	10.31	2/22/2023

10.32	*	2023 Deferred Compensation Supplemental Executive Retirement Plan	10-K	0-49965	10.32	2/22/2023

10.33	*	Income Continuation Agreement - Keebler	10-K	0-49965	10.32	2/22/2018

10.34	*	Income Continuation Agreement - Hobbie	10-K	0-49965	10.34	2/22/2023

10.35	*	Income Continuation Agreement - Johnson	10-K	0-49965	10.35	2/22/2023

10.36	*	MGE Energy, Inc., 2006 Performance Unit Plan, as amended.	10-Q	0-49965	10.1	5/5/2017

10.37	*	Form of Performance Unit Award Agreement.	10-K	0-49965	10.42	2/26/2009

10.38	*	Form of Amendment to Performance Unit Award Agreement.	8-K	0-49965	10.1	4/21/2011

10.39	*	MGE Energy, Inc., 2013 Director Incentive Plan, as amended.	10-Q	0-49965	10.2	5/5/2017

10.40	*	Form of 2013 Director Incentive Plan Award Agreement.	10-K	0-49965	10.38	2/27/2014

10.41	*	MGE Energy, Inc., 2020 Performance Unit Plan	10-K	0-49965	10.40	2/27/2020

10.42	*	Form of 2020 Performance Unit Award Agreement	10-K	0-49965	10.41	2/27/2020

10.43	*	MGE Energy, Inc., 2021 Long-Term Incentive Plan	DEF 14A	0-49965	DEF 14A	3/31/2020

10.44	*	Form of Performance Unit Award Agreement for Employees pursuant to the MGE Energy Inc., 2021 Long-Term Incentive Plan	10-K	0-49965	10.43	2/24/2021

10.45	*	Form of Notice of Grant of Performance Unit Award Agreement for Employees pursuant to the MGE Energy Inc., 2021 Long-Term Incentive Plan	10-K	0-49965	10.44	2/24/2021

10.46	*	Form of Restricted Stock Award Agreement for Employees pursuant to the MGE Energy Inc., 2021 Long-Term Incentive Plan	10-K	0-49965	10.45	2/24/2021

10.47	*	Form of Restricted Stock Award Agreement for Directors pursuant to the MGE Energy Inc., 2021 Long-Term Incentive Plan	10-K	0-49965	10.46	2/24/2021

10.48	*	Form of Notice of Grant of Restricted Stock Award Agreement for Employees and Directors pursuant to the MGE Energy Inc., 2021 Long-Term Incentive Plan	10-K	0-49965	10.47	2/24/2021

10.49	*	Form of Restricted Stock Units Agreement for Employees pursuant to the MGE Energy Inc., 2021 Long-Term Incentive Plan	10-K	0-49965	10.48	2/24/2021

10.50	*	Form of Restricted Stock Units Agreement for Directors pursuant to the MGE Energy Inc., 2021 Long-Term Incentive Plan	10-K	0-49965	10.49	2/24/2021

10.51	*	Form of Notice of Grant of Restricted Stock Units Agreement for Employees and Directors pursuant to the MGE Energy Inc., 2021 Long-Term Incentive Plan	10-K	0-49965	10.50	2/24/2021

21	**	Subsidiaries of MGE Energy, Inc.	-	-	-	-

23.1	**	Consent of Independent Registered Public Accounting Firm - MGE Energy, Inc.	-	-	-	-

23.2	**	Consent of Independent Registered Public Accounting Firm - Madison Gas and Electric Company	-	-	-	-

31.1	**	Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 filed by Jeffrey M. Keebler for MGE Energy, Inc.	-	-	-	-

31.2	**	Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 filed by Jared J. Bushek for MGE Energy, Inc.	-	-	-	-

31.3	**	Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 filed by Jeffrey M. Keebler for Madison Gas and Electric Company	-	-	-	-

31.4	**	Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 filed by Jared J. Bushek for Madison Gas and Electric Company	-	-	-	-

32.1	***	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) filed by Jeffrey M. Keebler for MGE Energy, Inc.	-	-	-	-

32.2	***	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) filed by Jared J. Bushek for MGE Energy, Inc.	-	-	-	-

32.3	***	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) filed by Jeffrey M. Keebler for Madison Gas and Electric Company	-	-	-	-

32.4	***	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) filed by Jared J. Bushek for Madison Gas and Electric Company	-	-	-	-

101.INS	**	XBRL Instance	-	-	-	-
101.SCH	**	XBRL Taxonomy Extension Schema	-	-	-	-
101.CAL	**	XBRL Taxonomy Extension Calculation	-	-	-	-
101.DEF	**	XBRL Taxonomy Extension Definition	-	-	-	-
101.LAB	**	XBRL Taxonomy Extension Labels	-	-	-	-
101.PRE	**	XBRL Taxonomy Extension Presentation	-	-	-	-

*		Indicates a management contract or compensatory plan or arrangement.
**		Filed herewith.
***		Furnished herewith.

Item 16. Form 10-K Summary.

MGE Energy and MGE

None.

Schedule I

Condensed Parent Company Financial Statements

MGE Energy, Inc.

Statements of Income

(Parent Company Only)

(In thousands)

	For the Years Ended December 31,
	2022	2021	2020
Operating Expenses:
Other operations and maintenance	$746	$711	$882
Total Operating Expenses	746	711	882
Operating Loss	(746)	(711)	(882)
Equity in earnings of investments	112,180	107,883	92,922
Other income (loss), net	(855)	(2,163)	94
Interest income, net	2	5	78
Income before income taxes	110,581	105,014	92,212
Income tax provision	371	747	206
Net Income	$110,952	$105,761	$92,418

The accompanying notes are an integral part of the above consolidated financial statements.

MGE Energy, Inc.

Statements of Cash Flows

(Parent Company Only)

(In thousands)

	For the Years Ended December 31,
	2022	2021	2020
Net Cash Flows Provided by Operating Activities	$58,253	$27,535	$27,631
Investing Activities:
Contributions to affiliates	(2,693)	—	(32,157)
Contributions to other investments	(2,357)	(4,006)	(3,809)
Other	861	843	622
Cash Used for Investing Activities	(4,189)	(3,163)	(35,344)
Financing Activities:
Issuance of common stock, net	—	—	79,635
Cash dividends paid on common stock	(57,500)	(54,788)	(51,729)
Other	(187)	—	—
Cash Provided by (Used for) Financing Activities	(57,687)	(54,788)	27,906
Change in cash, cash equivalents, and restricted cash	(3,623)	(30,416)	20,193
Cash, cash equivalents, and restricted cash at beginning of period	6,959	37,375	17,182
Cash, cash equivalents, and restricted cash at end of period	$3,336	$6,959	$37,375

The accompanying notes are an integral part of the above consolidated financial statements.

Schedule I

Condensed Parent Company Financial Statements (continued)

MGE Energy, Inc.

Balance Sheets

(Parent Company Only)

(In thousands)

	As of December 31,
ASSETS	2022	2021
Current Assets:
Cash and cash equivalents	$3,336	$6,959
Other current assets	1,978	1,681
Total Current Assets	5,314	8,640
Other deferred assets and other	294	244
Investments:
Investments in affiliates	1,091,103	1,036,347
Other investments	21,193	18,927
Total Investments	1,112,296	1,055,274
Total Assets	$1,117,904	$1,064,158

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable to affiliates	$530	$548
Other current liabilities	2,017	2,516
Total Current Liabilities	2,547	3,064
Other Credits:
Deferred income taxes	32,624	32,014
Accounts payable to affiliates	1,059	1,589
Other deferred liabilities	—	23
Total Other Credits	33,683	33,626
Shareholders' Equity:
Common shareholders' equity	431,820	431,066
Retained earnings	649,854	596,402
Total Shareholders' Equity	1,081,674	1,027,468
Commitments and contingencies (see Footnote 3)
Total Liabilities and Shareholders' Equity	$1,117,904	$1,064,158

The accompanying notes are an integral part of the above consolidated financial statements.

Schedule I

Condensed Parent Company Financial Statements (continued)

Notes to Condensed Financial Statements

(Parent Company Only)

1.
Basis of Presentation.

MGE Energy is a holding company and conducts substantially all of its business operations through its subsidiaries. For Parent Company only presentation, investment in subsidiaries are accounted for using the equity method. These condensed Parent Company financial statements and related notes have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X. These statements should be read in conjunction with the financial statements and the notes in Item 8. Financial Statements and Supplementary Data of the Annual Report on Form 10-K for the year ended December 31, 2022.

2.
Credit Agreements.

As of December 31, 2022, MGE Energy had access to an unsecured, committed credit facility with aggregate bank commitments of $50.0 million. As of December 31, 2022, no borrowings were outstanding under this facility. See Footnote 13 of the Notes to Consolidated Financial Statements in this Report for further information regarding MGE Energy's credit agreement.

3.
Commitments and Contingencies.

See Footnote 16 of the Notes to Consolidated Financial Statements in this Report for information regarding commitments and contingencies.

4.
Dividends from Affiliates.

	Dividends from Affiliates
(In thousands)	2022	2021	2020
MGE	$33,500	$5,000	$—
MGE Power Elm Road	12,500	10,500	15,500
MGE Power West Campus	9,500	4,500	6,000
MGE Transco	4,621	5,464	5,864
MGEE Transco	—	—	350
Total	$60,121	$25,464	$27,714

Dividend Restrictions

Dividend payments by MGE to MGE Energy are subject to restrictions arising under a PSCW rate order and, to a lesser degree, MGE's first mortgage bonds. The PSCW order restricts any dividends that MGE may pay MGE Energy if its common equity ratio, calculated in the manner used in the rate proceeding, is less than 55%. MGE's thirteen month rolling average common equity ratio as of December 31, 2022, is 60.5% as determined under the calculation used in the rate proceeding. This restriction did not impact MGE's payment of dividends in 2022. Cash dividends of $33.5 million and $5.0 million were paid by MGE to MGE Energy in 2022 and 2021, respectively. The rate proceeding calculation includes as indebtedness imputed amounts for MGE's outstanding purchase power capacity payments and other PSCW adjustments, but does not include the indebtedness associated with MGE Power Elm Road or MGE Power West Campus, which are consolidated into MGE's financial statements but are not direct obligations of MGE.

MGE has covenanted with the holders of its first mortgage bonds not to declare or pay any dividend or make any other distribution on or purchase any shares of its common stock unless, after giving effect thereto, the aggregate amount of all such dividends and distributions and all amounts applied to such purchases, after December 31, 1945, shall not exceed the earned surplus (retained earnings) accumulated subsequent to December 31, 1945. As of December 31, 2022, approximately $650.1 million was available for the payment of dividends under this covenant.

See Footnotes 13 and 14 of the Notes to Consolidated Financial Statements in this Report for more information on dividend restrictions appearing in credit agreements and long-term debt, respectively.

Schedule II

MGE Energy, Inc. and Madison Gas and Electric Company

Valuation and Qualifying Accounts

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses(b)	Charged to Other Accounts	Net Accounts Written Off(a)	Balance at End of Period
Year ended 2020:
Accumulated provision for uncollectibles	$3,258,269	5,164,943	26,400	(1,373,047)	$7,076,565

Year ended 2021:
Accumulated provision for uncollectibles	$7,076,565	3,402,468	32,400	(2,207,732)	$8,303,701

Year ended 2022:
Accumulated provision for uncollectibles	$8,303,701	3,814,311	40,800	(3,785,972)	$8,372,840

(a)
Net of recovery of amounts previously written off.
(b)
For the years ended December 31, 2022, 2021, and 2020, MGE deferred $2.1 million, $1.8 million, and $3.8 million, respectively, of bad debt expense as a regulatory asset. See Footnote 8 of the Notes to Consolidated Financial Statements in this Report for further information.

Signatures - MGE Energy, Inc.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

MGE Energy, Inc.
(Registrant)

Date: February 22, 2023	/s/ Jeffrey M. Keebler
Chairman, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 22, 2023.

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

Madison Gas and Electric Company
(Registrant)

Date: February 22, 2023	/s/ Jeffrey M. Keebler
Chairman, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 22, 2023.

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