Form 10-Q
period 2023-03-31
MGE ENERGY INC; MADISON GAS & ELECTRIC CO
filed 2023-05-04
CIK 1161728, 61339

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:

March 31, 2023

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

Number of Shares Outstanding of Each Class of Common Stock as of April 30, 2023
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

The factors that could cause actual results to differ materially from the forward-looking statements made by a registrant include: (a) those factors discussed in the registrants' 2022 Annual Report on Form 10-K: Item 1A. Risk Factors, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, as updated by Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations in this report, and Item 8. Financial Statements and Supplementary Data – Note 16, as updated by Part I, Item 1. Financial Statements – Note 8 in this report, and (b) other factors discussed herein and in other filings made by that registrant with the SEC.

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

Definitions, Abbreviations, and Acronyms Used in the Text and Notes of this Report

Abbreviations, acronyms, and definitions used in the text and notes of this report are defined below.

MGE Energy and Subsidiaries:

CWDC	Central Wisconsin Development Corporation
MAGAEL	MAGAEL, LLC
MGE	Madison Gas and Electric Company
MGE Energy	MGE Energy, Inc.
MGE Power	MGE Power, LLC
MGE Power Elm Road	MGE Power Elm Road, LLC
MGE Power West Campus	MGE Power West Campus, LLC
MGE Services	MGE Services, LLC
MGE State Energy Services	MGE State Energy Services, LLC
MGE Transco	MGE Transco Investment, LLC
MGEE Transco	MGEE Transco, LLC
North Mendota	North Mendota Energy & Technology Park, LLC

Other Defined Terms:

2017 Tax Act	Tax Cut and Jobs Act of 2017
2022 Annual Report on Form 10-K	MGE Energy's and MGE's Annual Report on Form 10-K for the year ended December 31, 2022
2021 Plan	MGE Energy's 2021 Long-Term Incentive Plan
AFUDC	Allowance for Funds Used During Construction
ATC	American Transmission Company LLC
ATC Holdco	ATC Holdco, LLC
Badger Hollow I	Badger Hollow I Solar Farm
Badger Hollow II	Badger Hollow II Solar Farm
Blount	Blount Station
BTA	Best technology available
CA	Certificate of Authority
CASAC	Clean Air Scientific Advisory Committee
CBP	U.S. Customs and Border Protection
CCR	Coal Combustion Residual
Columbia	Columbia Energy Center
CSAPR	Cross-State Air Pollution Rule
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
Darien	Darien Solar Energy Center
Dth	Dekatherms, a quantity measure for natural gas
EGU	Electric generating unit
ELG	Effluent Limitations Guidelines
Elm Road Units	Elm Road Generating Station
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIP	Federal Implementation Plan
FTR	Financial Transmission Rights
GHG	Greenhouse gas
heating degree days (HDD)	Measure of the extent to which the average daily temperature is below 65 degrees Fahrenheit, which is considered an indicator of possible increased demand for energy to provide heating
IRS	Internal Revenue Service
kWh	Kilowatt-hour, a measure of electric energy produced
MISO	Midcontinent Independent System Operator (a regional transmission organization)
MW	Megawatt, a measure of electric energy generating capacity
MWh	Megawatt-hour, a measure of electric energy produced
NAAQS	National Ambient Air Quality Standards
Nasdaq	The Nasdaq Stock Market
NOx	Nitrogen oxide
NSPS	New Source Performance Standards
Paris	Paris Solar and Battery Park
the Petition	Petition for Judicial Review of Agency Action
PGA	Purchased Gas Adjustment clause, a regulatory mechanism used to reconcile natural gas costs recovered in rates to actual costs
PM	Particulate Matter
PPA	Purchased Power Agreement
PSCW	Public Service Commission of Wisconsin

ROE	Return on equity
SEC	Securities and Exchange Commission
SIP	State Implementation Plan
SO2	Sulfur dioxide
Stock Plan	Direct Stock Purchase and Dividend Reinvestment Plan of MGE Energy
USDOC	U.S. Department of Commerce
WCCF	West Campus Cogeneration Facility
WDNR	Wisconsin Department of Natural Resources
WEPCO	Wisconsin Electric Power Company, a subsidiary of WEC Energy Group, Inc.
West Riverside	West Riverside Energy Center in Beloit, Wisconsin
working capital	Current assets less current liabilities
WPL	Wisconsin Power and Light Company, a subsidiary of Alliant Energy Corporation
WRO	Withhold Release Order
XBRL	eXtensible Business Reporting Language

Item 1. Financial Statements.

MGE Energy, Inc.

Consolidated Statements of Income (unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2023	2022
Operating Revenues:
Electric revenues	$117,291	$110,127
Gas revenues	99,962	98,811
Total Operating Revenues	217,253	208,938

Operating Expenses:
Fuel for electric generation	13,807	13,485
Purchased power	15,386	12,543
Cost of gas sold	67,847	64,802
Other operations and maintenance	49,958	49,994
Depreciation and amortization	24,611	21,046
Other general taxes	5,610	5,205
Total Operating Expenses	177,219	167,075
Operating Income	40,034	41,863

Other income, net	5,355	6,972
Interest expense, net	(7,487)	(6,571)
Income before income taxes	37,902	42,264
Income tax provision	(6,824)	(7,844)
Net Income	$31,078	$34,420

Earnings Per Share of Common Stock
Basic	$0.86	$0.95
Diluted	$0.86	$0.95

Dividends per share of common stock	$0.408	$0.388

Weighted Average Shares Outstanding
Basic	36,163	36,163
Diluted	36,180	36,171

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2023	2022
Operating Activities:
Net income	$31,078	$34,420
Items not affecting cash:
Depreciation and amortization	24,611	21,046
Deferred income taxes	6,056	5,606
Provision for doubtful receivables	441	441
Employee benefit plan cost (credit)	(648)	(1,678)
Equity earnings in investments	(2,611)	(2,504)
Other items	(1,366)	(486)
Changes in working capital items:
Decrease in current assets	28,211	12,332
Decrease in accounts payable	(18,509)	(11,258)
(Decrease) increase in other current liabilities	(6,742)	4,143
Dividends from investments	2,206	2,001
Cash contributions to pension and other postretirement plans	(1,785)	(1,660)
Other noncurrent items, net	(4,939)	(304)
Cash Provided by Operating Activities	56,003	62,099

Investing Activities:
Capital expenditures	(47,556)	(30,778)
Capital contributions to investments	(1,527)	(1,546)
Other	(483)	155
Cash Used for Investing Activities	(49,566)	(32,169)

Financing Activities:
Cash dividends paid on common stock	(14,736)	(14,013)
Repayments of long-term debt	(20,542)	(1,211)
Issuance of long-term debt	69,300	—
Repayments of short-term debt	(37,500)	(5,500)
Other	(1,296)	(492)
Cash Used for Financing Activities	(4,774)	(21,216)

Change in cash, cash equivalents, and restricted cash	1,663	8,714
Cash, cash equivalents, and restricted cash at beginning of period	17,968	18,835
Cash, cash equivalents, and restricted cash at end of period	$19,631	$27,549

Supplemental disclosures of cash flow information:
Significant noncash investing activities:
Accrued capital expenditures	$4,402	$6,735

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Balance Sheets (unaudited)

(In thousands)

	March 31,	December 31,
ASSETS	2023	2022
Current Assets:
Cash and cash equivalents	$14,708	$11,604
Accounts receivable, less reserves of $7,894 and $7,050, respectively	52,612	55,407
Other accounts receivable, less reserves of $1,351 and $1,323, respectively	11,667	11,418
Unbilled revenues	31,654	43,086
Materials and supplies, at average cost	34,697	33,465
Fuel for electric generation, at average cost	11,605	7,962
Stored natural gas, at average cost	23,132	32,848
Prepaid taxes	12,522	19,132
Regulatory assets - current	16,790	9,541
Other current assets	13,862	19,017
Total Current Assets	223,249	243,480
Regulatory assets	100,556	103,900
Pension benefit asset	70,591	68,872
Other deferred assets and other	22,993	24,365
Property, Plant, and Equipment:
Property, plant, and equipment, net	1,890,784	1,865,352
Construction work in progress	106,322	105,748
Total Property, Plant, and Equipment	1,997,106	1,971,100
Investments	107,706	105,883
Total Assets	$2,522,201	$2,517,600

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$35,046	$54,314
Short-term debt	33,000	70,500
Accounts payable	38,720	59,334
Accrued interest and taxes	6,482	7,868
Accrued payroll related items	9,888	13,064
Regulatory liabilities - current	17,017	11,925
Other current liabilities	5,853	8,057
Total Current Liabilities	146,006	225,062
Other Credits:
Deferred income taxes	259,180	252,190
Investment tax credit - deferred	48,260	48,735
Regulatory liabilities	153,253	156,988
Accrued pension and other postretirement benefits	53,850	53,607
Finance lease liabilities	17,286	17,108
Other deferred liabilities and other	93,192	96,990
Total Other Credits	625,021	625,618
Capitalization:
Common shareholders' equity	1,098,370	1,081,674
Long-term debt	652,804	585,246
Total Capitalization	1,751,174	1,666,920
Commitments and contingencies (see Footnote 8)
Total Liabilities and Capitalization	$2,522,201	$2,517,600

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Common Equity (unaudited)

(In thousands, except per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income/(Loss)	Total
Three Months Ended March 31, 2022
Beginning Balance	36,163	$36,163	$394,903	$596,402	$—	$1,027,468
Net income				34,420		34,420
Common stock dividends declared ($0.388 per share)				(14,013)		(14,013)
Equity-based compensation plans and other			278			278
Ending Balance - March 31, 2022	36,163	$36,163	$395,181	$616,809	$—	$1,048,153

Three Months Ended March 31, 2023
Beginning Balance	36,163	$36,163	$395,657	$649,854	$—	$1,081,674
Net income				31,078		31,078
Common stock dividends declared ($0.408 per share)				(14,736)		(14,736)
Equity-based compensation plans and other			354			354
Ending Balance - March 31, 2023	36,163	$36,163	$396,011	$666,196	$—	$1,098,370

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Income (unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2023	2022
Operating Revenues:
Electric revenues	$117,291	$110,127
Gas revenues	99,962	98,811
Total Operating Revenues	217,253	208,938

Operating Expenses:
Fuel for electric generation	13,807	13,485
Purchased power	15,386	12,543
Cost of gas sold	67,847	64,802
Other operations and maintenance	49,569	49,746
Depreciation and amortization	24,611	21,046
Other general taxes	5,610	5,205
Total Operating Expenses	176,830	166,827
Operating Income	40,423	42,111

Other income, net	2,907	3,519
Interest expense, net	(7,520)	(6,577)
Income before income taxes	35,810	39,053
Income tax provision	(6,167)	(7,000)
Net Income	$29,643	$32,053
Less: Net Income Attributable to Noncontrolling Interest, net of tax	(5,520)	(4,756)
Net Income Attributable to MGE	$24,123	$27,297

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2023	2022
Operating Activities:
Net income	$29,643	$32,053
Items not affecting cash:
Depreciation and amortization	24,611	21,046
Deferred income taxes	5,679	5,230
Provision for doubtful receivables	441	441
Employee benefit plan cost (credit)	(648)	(1,678)
Other items	(1,146)	587
Changes in working capital items:
Decrease in current assets	27,758	11,810
Decrease in accounts payable	(18,515)	(11,258)
(Decrease) increase in other current liabilities	(4,835)	6,610
Cash contributions to pension and other postretirement plans	(1,785)	(1,660)
Other noncurrent items, net	(5,224)	(500)
Cash Provided by Operating Activities	55,979	62,681

Investing Activities:
Capital expenditures	(47,556)	(30,778)
Other	(387)	(164)
Cash Used for Investing Activities	(47,943)	(30,942)

Financing Activities:
Cash dividends paid to parent by MGE	(12,500)	(5,000)
Distributions to parent from noncontrolling interest	(6,000)	(9,000)
Repayments of long-term debt	(20,542)	(1,211)
Issuance of long-term debt	69,300	—
Repayments of short-term debt	(37,500)	(5,500)
Other	(1,296)	(492)
Cash Used for Financing Activities	(8,538)	(21,203)

Change in cash, cash equivalents, and restricted cash	(502)	10,536
Cash, cash equivalents, and restricted cash at beginning of period	10,500	7,798
Cash, cash equivalents, and restricted cash at end of period	$9,998	$18,334

Supplemental disclosures of cash flow information:
Significant noncash investing activities:
Accrued capital expenditures	$4,402	$6,735

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Balance Sheets (unaudited)

(In thousands)

	March 31,	December 31,
ASSETS	2023	2022
Current Assets:
Cash and cash equivalents	$5,075	$4,136
Accounts receivable, less reserves of $7,894 and $7,050, respectively	52,612	55,407
Other accounts receivable, less reserves of $1,351 and $1,323, respectively	11,664	11,416
Unbilled revenues	31,654	43,086
Materials and supplies, at average cost	34,697	33,465
Fuel for electric generation, at average cost	11,605	7,962
Stored natural gas, at average cost	23,132	32,848
Prepaid taxes	12,181	18,467
Regulatory assets - current	16,790	9,541
Other current assets	14,452	19,479
Total Current Assets	213,862	235,807
Regulatory assets	100,556	103,900
Pension benefit asset	70,591	68,872
Other deferred assets and other	23,280	24,817
Property, Plant, and Equipment:
Property, plant, and equipment, net	1,890,812	1,865,380
Construction work in progress	106,322	105,748
Total Property, Plant, and Equipment	1,997,134	1,971,128
Investments	130	115
Total Assets	$2,405,553	$2,404,639

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$35,046	$54,314
Short-term debt	33,000	70,500
Accounts payable	38,696	59,317
Accrued interest and taxes	6,437	7,912
Accrued payroll related items	9,888	13,064
Regulatory liabilities - current	17,017	11,925
Other current liabilities	5,852	6,062
Total Current Liabilities	145,936	223,094
Other Credits:
Deferred income taxes	225,872	219,258
Investment tax credit - deferred	48,260	48,735
Regulatory liabilities	153,253	156,988
Accrued pension and other postretirement benefits	53,850	53,607
Finance lease liabilities	17,286	17,108
Other deferred liabilities and other	94,763	98,217
Total Other Credits	593,284	593,913
Capitalization:
Common shareholder's equity	865,846	854,223
Noncontrolling interest	147,683	148,163
Total Equity	1,013,529	1,002,386
Long-term debt	652,804	585,246
Total Capitalization	1,666,333	1,587,632
Commitments and contingencies (see Footnote 8)
Total Liabilities and Capitalization	$2,405,553	$2,404,639

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Equity (unaudited)

(In thousands)

					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling
	Shares	Value	Capital	Earnings	Income/(Loss)	Interest	Total
Three Months Ended March 31, 2022
Beginning balance	17,348	$17,348	$252,917	$533,542	$—	$148,587	$952,394
Net income				27,297		4,756	32,053
Cash dividends paid to parent by MGE				(5,000)			(5,000)
Distributions to parent from noncontrolling interest						(9,000)	(9,000)
Ending Balance - March 31, 2022	17,348	$17,348	$252,917	$555,839	$—	$144,343	$970,447

Three Months Ended March 31, 2023
Beginning balance	17,348	$17,348	$252,917	$583,958	$—	$148,163	$1,002,386
Net income				24,123		5,520	29,643
Cash dividends paid to parent by MGE				(12,500)			(12,500)
Distributions to parent from noncontrolling interest						(6,000)	(6,000)
Ending Balance - March 31, 2023	17,348	$17,348	$252,917	$595,581	$—	$147,683	$1,013,529

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc., and Madison Gas and Electric Company

Notes to Consolidated Financial Statements (unaudited)

March 31, 2023

1.
Summary of Significant Accounting Policies – MGE Energy and MGE.

a.
Basis of Presentation.

This report is a combined report of MGE Energy and MGE. References in this report to "MGE Energy" are to MGE Energy, Inc. and its subsidiaries. References in this report to "MGE" are to Madison Gas and Electric Company.

MGE Power Elm Road and MGE Power West Campus own electric generating assets and lease those assets to MGE. Both entities are variable interest entities under applicable authoritative accounting guidance. MGE is considered the primary beneficiary of these entities as a result of contractual agreements. As a result, MGE has consolidated MGE Power Elm Road and MGE Power West Campus. See Footnote 3 of Notes to Consolidated Financial Statements under Item 8, Financial Statements and Supplementary Data, of MGE Energy's and MGE's 2022 Annual Report on Form 10-K (the 2022 Annual Report on Form 10-K).

The accompanying consolidated financial statements as of March 31, 2023, and during the three months ended March 31, 2023, are unaudited but include all adjustments that MGE Energy and MGE management consider necessary for a fair statement of their respective financial statements. All adjustments are of a normal, recurring nature except as otherwise disclosed. The year-end consolidated balance sheet information was derived from the audited balance sheet appearing in the 2022 Annual Report on Form 10-K but does not include all disclosures required by accounting principles generally accepted in the United States of America. These notes should be read in conjunction with the financial statements and the notes on pages 57 through 107 of the 2022 Annual Report on Form 10-K.

b.
Cash, Cash Equivalents, and Restricted Cash.

The following table presents the components of total cash, cash equivalents, and restricted cash on the consolidated balance sheets.

	MGE Energy		MGE
	March 31,	December 31,	March 31,	December 31,
(In thousands)	2023	2022	2023	2022
Cash and cash equivalents	$14,708	$11,604	$5,075	$4,136
Restricted cash	104	867	104	867
Receivable - margin account	4,819	5,497	4,819	5,497
Cash, cash equivalents, and restricted cash	$19,631	$17,968	$9,998	$10,500

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

c.
Property, Plant, and Equipment.

Columbia.

An asset that will be retired in the near future and substantially in advance of its previously expected retirement date is subject to abandonment accounting. In the second quarter of 2021, the operator of Columbia received approval from MISO to retire Columbia Units 1 and 2. The co-owners intend to retire Unit 1 and Unit 2 by June 2026. Final timing and retirement dates are subject to change depending on operational, regulatory, and other factors. As of March 31, 2023, early retirement of Columbia was probable.

The net book value of our ownership share of this generating unit was $145.2 million as of March 31, 2023. This amount was classified as plant to be retired within "Property, plant, and equipment, net" on the consolidated balance sheets. Assets for Columbia Unit 1 and Unit 2 are currently included in rate base, and MGE continues to depreciate them on a straight-line basis using the composite depreciation rates approved by the PSCW that included retirement dates of 2029 for both Units.

If it becomes probable that regulators will disallow full recovery or a return on the remaining net book value of a generating unit that is either abandoned or probable of being abandoned, an impairment loss would be required. An impairment loss would be recorded to the extent that the remaining net book value of the generating unit exceeds the present value of the amount expected to be recovered from ratepayers. No impairment was recorded as of March 31, 2023.

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

MGE Transco and MGEE Transco have accounted for their investments in ATC and ATC Holdco, respectively, under the equity method of accounting. Equity earnings from investments are recorded as "Other income" on the consolidated statements of income of MGE Energy. MGE Transco recorded the following amounts related to its investment in ATC:

	Three Months Ended
	March 31,
(In thousands)	2023	2022
Equity earnings from investment in ATC	$2,583	$2,478
Dividends received from ATC	2,206	2,001
Capital contributions to ATC	357	1,243

ATC Holdco was formed in December 2016. ATC Holdco's transmission development activities have been suspended for the near term.

In April 2023, MGE Transco made a $1.6 million capital contribution to ATC.

ATC's summarized financial data is as follows:

	Three Months Ended
	March 31,
(In thousands)	2023	2022
Operating revenues	$200,426	$190,999
Operating expenses	(99,076)	(95,491)
Other income, net	391	404
Interest expense, net	(32,910)	(28,440)
Earnings before members' income taxes	$68,831	$67,472

MGE receives transmission and other related services from ATC. During the three months ended March 31, 2023 and 2022, MGE recorded $8.5 million and $7.9 million, respectively, for transmission service. MGE also provides a variety of operational, maintenance, and project management work for ATC, which is reimbursed by ATC. As of March 31, 2023, and December 31, 2022, MGE had a receivable due from ATC of $5.2 million and $4.8 million, respectively. The receivable is primarily related to transmission interconnection activities at Badger Hollow and Paris solar generation sites. MGE will be reimbursed for these costs after the new generation assets are placed into service.

4.
Taxes - MGE Energy and MGE.

Effective Tax Rate.

The consolidated income tax provision differs from the amount computed by applying the statutory federal income tax rate to income before income taxes, as follows:

	MGE Energy		MGE
Three Months Ended March 31,	2023	2022	2023	2022
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	6.3	6.3	6.2	6.3
Amortized investment tax credits	(0.8)	(0.7)	(0.8)	(0.8)
Credit for electricity from renewable energy	(6.0)	(5.4)	(6.5)	(6.0)
AFUDC equity, net	(0.5)	(0.5)	(0.5)	(0.5)
Amortization of utility excess deferred tax - tax reform(a)	(1.8)	(1.9)	(1.9)	(1.8)
Other, net, individually insignificant	(0.2)	(0.2)	(0.3)	(0.3)
Effective income tax rate	18.0%	18.6%	17.2%	17.9%

(a)
Included are impacts of the 2017 Tax Act for the regulated utility for excess deferred taxes recognized using a normalization method of accounting in recognition of IRS rules that restrict the rate at which the excess deferred taxes may be returned to utility customers. For the three months ended March 31, 2023 and 2022, MGE recognized $0.9 million and $1.0 million, respectively. Included in the 2022 and 2023 rate settlement was a net collection from customers of the gas portion of deficient deferred taxes related to the 2017 Tax Act not restricted by IRS normalization rules. For both the three months ended March 31, 2023 and 2022, MGE recognized $0.3 million.
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

The following table presents the components of net periodic benefit costs recognized.

	Three Months Ended
	March 31,
(In thousands)	2023	2022
Pension Benefits
Components of net periodic benefit cost:
Service cost	$752	$1,337
Interest cost	4,322	2,796
Expected return on assets	(6,322)	(7,851)
Amortization of:
Prior service credit	—	(5)
Actuarial loss	388	724
Net periodic benefit (credit) cost	$(860)	$(2,999)

Postretirement Benefits
Components of net periodic benefit cost:
Service cost	$200	$333
Interest cost	819	491
Expected return on assets	(651)	(843)
Amortization of:
Transition obligation	1	1
Prior service credit	—	(74)
Actuarial (gain) loss	(30)	48
Net periodic benefit (credit) cost	$339	$(44)

As approved by the PSCW, MGE is allowed to defer differences between actual employee benefit plan costs and costs reflected in current rates. The deferred costs may be recovered or refunded in MGE's next rate filing. During the three months ended March 31, 2023, MGE deferred $0.4 million of pension and other postretirement costs. During the three months ended March 31, 2022, MGE recovered $0.3 million of pension and other postretirement costs previously deferred. These costs have not been reflected in the table above.

6.
Equity and Financing Arrangements.

a.
Common Stock - MGE Energy.

Shares of MGE Energy common stock are sold through MGE Energy's Direct Stock Purchase and Dividend Reinvestment Plan (the Stock Plan). Those shares may be newly issued shares or shares that are purchased in the open market by an independent agent for participants in the Stock Plan. Sales of newly issued shares under the Stock Plan are covered by a shelf registration statement that MGE Energy filed with the SEC. During the three months ended March 31, 2023 and 2022, MGE Energy issued no new shares of common stock under the Stock Plan.

b.
Dilutive Shares Calculation - MGE Energy.

As of March 31, 2023, 16,392 shares were included in the calculation of diluted earnings per share related to nonvested equity awards. See Footnote 7 for additional information on share-based compensation awards.

c.
Long-Term Debt - MGE Energy and MGE.

In March 2023, $19.3 million of City of Madison, Wisconsin Industrial Development Revenue Refunding Bonds (Madison Gas and Electric Company Project), Series 2020A were remarketed. As a result of the remarketing, the Series 2020A Bonds will carry an interest rate of 3.75% per annum over its remaining

5-year life. The remarketed Series 2020A Bonds will not be subject to further remarketing or optional redemption prior to their maturity.

7.
Share-Based Compensation - MGE Energy and MGE.

During the three months ended March 31, 2023 and 2022, MGE recorded $1.1 million and $0.4 million, respectively, in compensation expense related to share-based compensation awards.

In the first quarter of 2023, cash payments of $3.6 million were distributed related to awards that were granted in 2020 under the 2013 Director Incentive Plan, 2018 under the 2006 Performance Unit Plan, and 2020 under the 2020 Performance Unit Plan.

In March 2023, MGE issued 11,320 performance units and 20,472 restricted stock units under the 2021 Plan to eligible employees and non-employee directors.

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

8.
Commitments and Contingencies - MGE Energy and MGE.

a.
Environmental.

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

In July 2021, the PSCW approved a Certificate of Authority (CA) application filed by MGE and the other owners of Columbia. The CA application commits to close Columbia's wet pond system (as described in further detail in the CCR section below). With the closure of the wet pond system, Columbia will be in compliance with ELG requirements.

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

In March 2023, the EPA published a proposed update to this rule that further regulates the wastewater discharges associated with coal-fired power plants. The proposed rule focuses on wastewater discharges from flue gas desulfurization, bottom ash transport water, and combustion residual leachate. The proposed rule includes some flexibility for plants that have already installed pollution controls based on previous versions of the rule, and flexibility for plants that will be retiring or switching to natural gas by certain dates. MGE expects this rule, if finalized as proposed, to impact our Elm Road Units. We are currently evaluating the proposed rule.

•
The EPA's cooling water intake rules require cooling water intake structures at electric power plants to meet best technology available (BTA) standards to reduce the mortality from entrainment (drawing aquatic life into a plant's cooling system) and impingement (trapping aquatic life on screens).

Blount's WPDES permit assumes that the plant meets BTA standards for the duration of its permit which expires in 2023. The WDNR will include any BTA requirements in Blount's next permit renewal, which is expected to be completed and effective in 2023. Once the WDNR determines the BTA requirements at Blount, MGE will be able to determine any compliance costs of meeting Blount's permit requirements.

Intakes at Columbia are subject to this rule. Columbia's operator received a permit in 2019 requiring studies of intake structures to be submitted to the WDNR by November 2023 to help determine BTA. BTA improvements may not be required given that the owners are planning to retire both units by June of 2026. MGE will continue to work with Columbia's operator to evaluate all regulatory requirements applicable to the planned retirements. MGE does not expect this rule to have a material effect on Columbia.

•
Greenhouse Gas (GHG) reduction guidelines and approval criteria established under the Clean Air Act for states to use in developing plans to control GHG emissions from fossil fuel-fired electric generating units (EGUs), including existing and proposed regulations governing existing, new or modified fossil-fuel generating units.

WCCF, the Elm Road Units, Blount, and Columbia could be impacted by GHG reduction guidelines and approval criteria established under the Clean Air Act for the control of GHG emissions from fossil fuel-fired electric generating units (EGUs). The EPA is undertaking a new rulemaking under section 111(d) of the Clean Air Act to establish emission guidelines and limit GHG emissions from existing fossil fuel-fired EGUs. The EPA is also conducting a comprehensive review of the New Source Performance Standards (NSPS) and may set new emission standards for GHG emissions from new, modified, and/or reconstructed fossil fuel-fired power plants. The EPA anticipates issuing a proposed rule in 2023 and promulgating a final rule by summer 2024. MGE will continue to evaluate greenhouse gas rule developments, including any new EPA actions towards rule development, and any further court decisions on the EPA's authority to regulate greenhouse gases.

•
The EPA's rule to regulate ambient levels of ozone through the 2015 Ozone National Ambient Air Quality Standards (NAAQS).

The Elm Road Units are located in Milwaukee County, Wisconsin, a "moderate" nonattainment area. The deadline for moderate classified areas to meet attainment standards is August 2024. MGE will continue to monitor the Wisconsin Department of Natural Resources State Implementation Plan development and the extent to which the requirements will impact the Elm Road Units. At this time, the operator of the Elm Road Units does not expect that the 2015 Ozone NAAQS will have a material effect on the Units based on final designations.

•
The EPA's proposed rule to regulate Fine Particulate Matter (PM2.5).

In January 2023, the EPA published a proposed rule to lower the average annual PM2.5 NAAQS from its current level. The EPA has also solicited comments on whether to lower the annual standard further than the proposed level, and whether or not to also lower the maximum 24-hour limit to be consistent with recommendations from its Clean Air Scientific Advisory Committee (CASAC). As the rule is currently proposed, the annual PM2.5 NAAQS and the 24-hour limit recommended by the CASAC is not expected to impact the counties where Columbia and the Elm Road Units are located. However, if the annual PM2.5 NAAQS is lowered further than the EPA's currently proposed value, the county where the Elm Road Units are located may be in nonattainment with the standard. A nonattainment designation would require the State of Wisconsin to develop a plan to get into attainment. However, we will not know the impact of this rule with any certainty until it is finalized, EPA determines the attainment status of Wisconsin counties, and the State of Wisconsin develops an attainment implementation plan. MGE will continue to follow the rule's developments.

•
Rules regulating nitrogen oxide (NOx) and sulfur dioxide (SO2) emissions, including the Cross State Air Pollution Rule (CSAPR) and Clean Air Visibility Rule.

The EPA's CSAPR and its progeny are a suite of interstate air pollution transport rules designed to reduce ozone and PM2.5 ambient air levels in areas that the EPA has determined as being significantly impacted by pollution from upwind states. This is accomplished in the CSAPR through a reduction in NOx and SO2 from qualifying fossil-fuel fired power plants in upwind "contributing" states. NOx and SO2 contribute to fine particulate pollution and NOx contributes to ozone formation in downwind areas. Reductions are generally achieved through a cap-and-trade system. Individual plants can meet their caps through reducing emissions and/or buying allowances on the market.

In March 2023, the EPA finalized its Federal Implementation Plan (FIP) to address state obligations under the Clean Air Act "good neighbor" provisions for the 2015 Ozone NAAQS. The final rule impacts 23 states, including Wisconsin. For Wisconsin, the rule includes revisions to the current obligations for fossil-fuel power generation, which includes Blount, Columbia, the Elm Road Units, WCCF, West Riverside, and West Marinette. The final rule is effective beginning with the 2023 ozone season. Emissions budgets can be met with planned retirements, fuel switching, and immediately available measures, including consistently operating emissions controls already installed at power plants. MGE expects to meet the emission reductions with immediately available measures. In 2026, additional obligations would go into effect, including a further reduction in emissions budgets. Wisconsin would need to submit a State Implementation Plan (SIP) to meet its obligations or accept the EPA's FIP. MGE is reviewing the final rule. Based on our current evaluation, the 2026 additional emission reductions may impact the Elm Road Units and additional upgrades may be needed to comply, however, we will not know the final impact until evaluations are completed.

•
The EPA's Coal Combustion Residuals (CCR) Rule.

The CCR rule regulates as a solid waste coal ash from burning coal for the purpose of generating electricity and defines what ash use activities would be considered generally exempt beneficial reuse of coal ash. The CCR rule also regulates landfills, ash ponds, and other surface impoundments used for coal combustion residuals by regulating their design, location, monitoring, and operation. The CCR rule requires owners or operators of coal-fired power plants to stop transporting CCR and non-CCR wastewater to unlined surface impoundments. In addition, regulated entities must initiate impoundment closure as soon as feasible and in no event later than April 2021, unless the EPA grants an extension. A site-specific extension to initiate closure of the primary ash pond at Columbia by March 31, 2023 was requested, and was met. The EPA has confirmed that Columbia met the required extension requirements, has documented that Columbia ceased the receipt of waste on March 23, 2023, and has noted that Columbia's obligations under this portion of the CCR Rule are now complete.

In July 2021, the PSCW approved a CA application filed by MGE and the other owners of Columbia to install technology required to cease bottom ash transport water discharges rather than extend the longevity of the ash ponds. The coal combustion residuals system that replaced the unlined surface impoundment was placed in-service in March 2023. MGE's share of the costs of the project is approximately $4 million.

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

Certain environmental groups filed petitions against the PSCW regarding MGE's rate settlement and electric limited reopener. MGE has intervened in the petitions in cooperation with the PSCW. See Footnote 9.a. for more information regarding this matter.

c.
Purchase Contracts.

MGE Energy and MGE have entered into various commodity supply, transportation, and storage contracts to meet their obligations to deliver electricity and natural gas to customers. Management expects to recover these costs in future customer rates. The following table shows future commitments related to purchase contracts as of March 31, 2023:

(In thousands)	2023	2024	2025	2026	2027	Thereafter
Coal(a)	$22,125	$21,460	$12,049	$2,868	$—	$—

(a)
Total coal commitments for MGE's share of the Columbia and Elm Road Units, including transportation. Fuel procurement for MGE's jointly owned Columbia and Elm Road Units is handled by WPL and WEPCO, respectively, who are the operators of those facilities.
9.
Rate Matters - MGE Energy and MGE.
a.
Rate Proceedings.

	Rate increase	Return on Common Equity	Common Equity Component of Regulatory Capital Structure	Effective Date
Approved 2022/2023 settlement(a)
Electric	8.81%	9.8%	55.6%	1/1/2022
Gas	2.15%	9.8%	55.6%	1/1/2022
Gas	0.96%	9.8%	55.6%	1/1/2023
Approved limited 2023 reopener(b)
Electric	9.01%	9.8%	55.6%	1/1/2023
Proposed 2024/2025 rate proceeding(c)
Electric(d)	3.75%	9.8%	56.1%	1/1/2024
Gas(d)	2.56%	9.8%	56.1%	1/1/2024
Electric(e)	3.41%	9.8%	56.1%	1/1/2025
Gas(e)	1.66%	9.8%	56.1%	1/1/2025

(a)
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
(b)
The electric rate increase was driven by generation assets including our investments in Badger Hollow II (solar), Paris (solar and battery), Red Barn (wind), and West Riverside (natural gas). In addition, the reopener request included an increase in fuel costs and the recovery of deferred 2021 fuel costs. The reopener also revised the depreciation schedule for Columbia Unit 2 and shared equipment to 2029 to align with the depreciation schedule for Unit 1.
(c)
In April 2023, MGE filed a proposed 2-year rate case and PSCW approval is pending. A final order is expected before the end of the year.

(d)
The proposed electric rate increase is driven by an increase in rate base including our investments made in West Riverside, local solar, and continued investment in grid modernization. Also driving the requested electric increase is higher costs for transmission, pension and OPEB, and uncollectible costs (including costs previously deferred from prior years). This increase in electric costs is offset by a decrease in fuel costs and benefit from lower tax expense (including impacts from the Inflation Reduction Act). The proposed gas rate increase is also attributable to our investment made in grid modernization and higher pension and OPEB and uncollectible costs (including costs previously deferred from prior years). The proposed gas increase is offset by a tax benefit related to excess deferred taxes.
(e)
The proposed electric and gas rate increases are driven by an increase in rate base for our continued investment in grid modernization projects and an increase in labor costs.

Sierra Club and Vote Solar have filed petitions with the Dane County Circuit Court seeking review of the PSCW decision approving MGE's electric and gas 2022/2023 rate settlement and 2023 electric limited reopener. The Dane County Circuit Court affirmed the PSCW's decision to approve the 2022/2023 rate settlement, and Sierra Club and Vote Solar have now appealed that decision to the Wisconsin Court of Appeals. The PSCW is named as the responding party; MGE is not named as a party. The petitions challenge the amount of customer fixed charge that does not vary with usage. The requested relief is unclear. The revenue requirement approved by the PSCW in the settlement and limited reopener have not been challenged. The PSCW is expected to vigorously defend its approval of the rate case settlement and limited reopener. MGE has intervened in the proceedings to further defend the PSCW's decision.

b.
Fuel Rules.

Fuel rules require Wisconsin utilities to defer electric fuel-related costs that fall outside a symmetrical cost tolerance band around the amount approved for a utility in its annual fuel proceedings. Any over- or under-recovery of the actual costs is determined in the following year and is then reflected in future billings to electric retail customers. The fuel rules bandwidth is set at plus or minus 2% in 2023 and 1% in 2022. The electric fuel-related costs are subject to an excess revenues test. Excess revenues are defined as revenues in the year in question that provide MGE with a greater return on common equity than authorized by the PSCW in MGE's latest rate order. The recovery of under-collected electric fuel-related costs would be reduced by the amount that exceeds the excess revenue test. These costs are subject to the PSCW's annual review of fuel costs completed in the year following the deferral. The following table summarized deferred electric fuel-related costs:

	Fuel Costs (in millions)	Refund or Recovery Period
2021 deferred fuel costs	$3.3(a)	January 2023 through December 2023(b)
2022 deferred fuel costs	$8.8	(c)

(a)
There was no change to the recovery in the fuel rules proceedings from the amount MGE deferred.
(b)
In August 2022, the PSCW issued a final decision in the 2021 fuel rules proceedings for MGE to include the recovery of these costs as part of the 2023 electric limited reopener.
(c)
These costs will be subject to the PSCW's annual review of 2022 fuel costs, expected to be completed in 2023. MGE has proposed to recover these costs over a 12-month period from October 2023 through September 2024.
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

b.
Notional Amounts.

The gross notional volume of open derivatives is as follows:

	March 31, 2023		December 31, 2022
Commodity derivative contracts	381,960	MWh	353,600	MWh
Commodity derivative contracts	7,370,000	Dth	8,070,000	Dth
FTRs	759	MW	1,945	MW

c.
Financial Statement Presentation.

MGE purchases and sells exchange-traded and over-the-counter options, swaps, and future contracts. These arrangements are primarily entered into to help stabilize the price risk associated with gas or power purchases. These transactions are employed by both MGE's gas and electric segments. Additionally, as a result of the firm transmission agreements that MGE holds on electricity transmission paths in the MISO market, MGE holds financial transmission rights (FTRs). An FTR is a financial instrument that entitles the holder to a stream of revenues or charges based on the differences in hourly day-ahead energy prices between two points on the transmission grid. The fair values of these instruments are offset with a corresponding regulatory asset/liability depending on whether they are in a net loss/gain position. Depending on the nature of the instrument, the gain or loss associated with these transactions will be reflected as cost of gas sold, fuel for electric generation, or purchased power expense in the delivery month applicable to the instrument. As of March 31, 2023, and December 31, 2022, the cost basis of exchange traded derivatives and FTRs exceeded their fair value by $7.8 million and $5.1 million, respectively.

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

	Derivative	Derivative
(In thousands)	Assets	Liabilities	Balance Sheet Location
March 31, 2023
Commodity derivative contracts(a)	$945	$8,413	Other current liabilities
Commodity derivative contracts(a)	94	443	Other deferred liabilities and other
FTRs	4	—	Other current assets

December 31, 2022
Commodity derivative contracts(a)	$2,164	$7,687	Other current liabilities
Commodity derivative contracts(a)	802	476	Other deferred liabilities and other
FTRs	103	—	Other current assets

(a)
As of March 31, 2023, and December 31, 2022, collateral of $7.8 million and $5.2 million, respectively, was posted against and netted with derivative liability positions on the consolidated balance sheets. The fair value of the derivative liability disclosed in this table has not been reduced for the collateral posted.

The following tables show the effect of netting arrangements for recognized derivative assets and liabilities that are subject to a master netting arrangement or similar arrangement on the consolidated balance sheets.

Offsetting of Derivative Assets

(In thousands)	Gross Amounts	Gross Amounts Offset in Balance Sheets	Collateral Posted Against Derivative Positions	Net Amount Presented in Balance Sheets
March 31, 2023
Commodity derivative contracts	$1,039	$(1,039)	$—	$—
FTRs	4	—	—	4

December 31, 2022
Commodity derivative contracts	$2,966	$(2,966)	$—	$—
FTRs	103	—	—	103

Offsetting of Derivative Liabilities

(In thousands)	Gross Amounts	Gross Amounts Offset in Balance Sheets	Collateral Posted Against Derivative Positions	Net Amount Presented in Balance Sheets
March 31, 2023
Commodity derivative contracts	$8,856	$(1,039)	$(7,817)	$—

December 31, 2022
Commodity derivative contracts	$8,163	$(2,966)	$(5,197)	$—

The following tables summarize the unrealized and realized gains/losses related to the derivative instruments on the consolidated balance sheets and the consolidated statements of income.

	2023		2022
(In thousands)	Current and Long-Term Regulatory Asset (Liability)	Other Current Assets	Current and Long-Term Regulatory Asset (Liability)	Other Current Assets
Three Months Ended March 31:
Balance as of January 1,	$5,094	$2,747	$(617)	$770
Unrealized (loss) gain	14,303	—	(11,333)	—
Realized (loss) gain reclassified to a deferred account	(6,917)	6,917	1,279	(1,279)
Realized (loss) gain reclassified to income statement	(4,667)	(9,209)	1,030	776
Balance as of March 31,	$7,813	$455	$(9,641)	$267

	Realized Losses (Gains)
	2023		2022
(In thousands)	Fuel for Electric Generation/ Purchased Power	Cost of Gas Sold	Fuel for Electric Generation/ Purchased Power	Cost of Gas Sold
Three Months Ended March 31:
Commodity derivative contracts	$7,445	$6,451	$(312)	$(881)
FTRs	(20)	—	3	—
PPA	—	—	(616)	—

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

Certain counterparties extend MGE a credit limit. If MGE exceeds these limits, the counterparties may require collateral to be posted. As of March 31, 2023, and December 31, 2022, no counterparties were in a net liability position.

Nonperformance of counterparties to the non-exchange traded derivatives could expose MGE to credit loss. However, MGE enters into transactions only with companies that meet or exceed strict credit guidelines, and it monitors these counterparties on an ongoing basis to mitigate nonperformance risk in its portfolio. As of March 31, 2023, no counterparties had defaulted.

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

	March 31, 2023		December 31, 2022
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt(a)	$692,319	$639,555	$643,560	$571,374

(a)
Includes long-term debt due within one year. Excludes debt issuance costs and unamortized discount of $4.5 million and $4.0 million as of March 31, 2023, and December 31, 2022, respectively.

b.
Recurring Fair Value Measurements.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis.

	Fair Value as of March 31, 2023
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Derivatives, net(b)	$1,043	$794	$—	$249
Exchange-traded investments	1,659	1,659	—	—
Total Assets	$2,702	$2,453	$—	$249
Liabilities:
Derivatives, net(b)	$8,856	$4,867	$—	$3,989
Deferred compensation	4,759	—	4,759	—
Total Liabilities	$13,615	$4,867	$4,759	$3,989

MGE
Assets:
Derivatives, net(b)	$1,043	$794	$—	$249
Exchange-traded investments	130	130	—	—
Total Assets	$1,173	$924	$—	$249
Liabilities:
Derivatives, net(b)	$8,856	$4,867	$—	$3,989
Deferred compensation	4,759	—	4,759	—
Total Liabilities	$13,615	$4,867	$4,759	$3,989

	Fair Value as of December 31, 2022
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Derivatives, net(b)	$3,069	$1,353	$—	$1,716
Exchange-traded investments	1,516	1,516	—	—
Total Assets	$4,585	$2,869	$—	$1,716
Liabilities:
Derivatives, net(b)	$8,163	$5,581	$—	$2,582
Deferred compensation	4,743	—	4,743	—
Total Liabilities	$12,906	$5,581	$4,743	$2,582

MGE
Assets:
Derivatives, net(b)	$3,069	$1,353	$—	$1,716
Exchange-traded investments	115	115	—	—
Total Assets	$3,184	$1,468	$—	$1,716
Liabilities:
Derivatives, net(b)	$8,163	$5,581	$—	$2,582
Deferred compensation	4,743	—	4,743	—
Total Liabilities	$12,906	$5,581	$4,743	$2,582

(b)
As of March 31, 2023, and December 31, 2022, collateral of $7.8 million and $5.2 million, respectively, was posted against and netted with derivative liability positions on the consolidated balance sheets. The fair value of the derivative liability disclosed in this table has not been reduced for the collateral posted.

Exchange-traded Investments. Investments include exchange-traded investment securities valued using quoted prices on active exchanges and are therefore classified as Level 1.

Deferred Compensation. The deferred compensation plans allow participants to defer certain cash compensation into notional investment accounts. These amounts are included within other deferred liabilities in the consolidated balance sheets. The value of certain deferred compensation obligations is based on the market value of the participants' notional investment accounts. The underlying notional investments are comprised primarily of equities, mutual funds, and fixed income securities which are based on directly and indirectly observable market prices. Since the deferred compensation obligations themselves are not exchanged in an active market, they are classified as Level 2.

The value of legacy deferred compensation obligations are based on notional investments that earn interest based upon the semiannual rate of U.S. Treasury Bills having a 26-week maturity increased by 1% compounded monthly with a minimum annual rate of 7%, compounded monthly. The notional investments are based upon observable market data, however, since the deferred compensation obligations themselves are not exchanged in an active market, they are classified as Level 2.

Derivatives. Derivatives include exchange-traded derivative contracts, over-the-counter transactions, a purchased power agreement, and FTRs. Most exchange-traded derivative contracts are valued based on unadjusted quoted prices in active markets and are therefore classified as Level 1. A small number of exchange-traded derivative contracts are valued using quoted market pricing in markets with insufficient volumes and are therefore considered unobservable and classified as Level 3. Transactions done with an over-the-counter party are on inactive markets and are therefore classified as Level 3. These transactions are valued based on quoted prices from markets with similar exchange-traded transactions. FTRs are priced based upon monthly auction results for identical or similar instruments in a closed market with limited data available and are therefore classified as Level 3.

The purchased power agreement, with a term ended May 2022, (see Footnote 10) was valued using an internal pricing model and therefore was classified as Level 3. See the 2022 Annual Report on Form 10-K for details on the internal pricing model and significant unobservable inputs.

The following table summarizes the changes in Level 3 commodity derivative assets and liabilities measured at fair value on a recurring basis.

	Three Months Ended
	March 31,
(In thousands)	2023	2022
Beginning balance	$(866)	$178
Realized and unrealized gains (losses):
Included in regulatory assets	(2,874)	—
Included in regulatory liability	—	6,600
Included in other comprehensive income	—	—
Included in earnings	(4,671)	855
Included in current assets	—	73
Purchases	—	7,026
Sales	—	—
Issuances	—	—
Settlements	4,671	(7,953)
Balance as of March 31,	$(3,740)	$6,779
Total gains (losses) included in earnings attributed to the change in unrealized gains (losses) related to assets and liabilities held as of March 31,(c)	$—	$—

The following table presents total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis(c).

	Three Months Ended
	March 31,
(In thousands)	2023	2022
Purchased power expense	$(4,671)	$973
Cost of gas sold expense	—	(118)
Total	$(4,671)	$855

(c)
MGE's exchange-traded derivative contracts, over-the-counter party transactions, purchased power agreement, and FTRs are subject to regulatory deferral. These derivatives are therefore marked to fair value and are offset in the financial statements with a corresponding regulatory asset or liability.

12.
Joint Plant Construction Project Ownership - MGE Energy and MGE

MGE has purchased, completed, or ongoing jointly-owned generation construction projects, as shown in the following table. Incurred costs are reflected in "Property, plant, and equipment, net" or "Construction work in progress" on the consolidated balance sheets.

Project	Ownership Interest	Source	Share of Generation	Share of Estimated Costs(a)	Costs incurred as of March 31, 2023(a)	Date of Commercial Operation
Red Barn(b)(c)	10%	Wind	9.16 MW	$18 million	$0.4 million	April 2023
Badger Hollow II(d)	33%	Solar	50 MW	$76 million	$52.1 million(g)	Second half of 2023(h)
Paris(e)	10%	Solar/Battery	20 MW/11 MW	$51 million	$24.0 million	2023(h)(i)
Darien(f)	10%	Solar/Battery	25 MW/ 7.5 MW	$45 million	$1.1 million	2024(h)(i)
West Riverside	3.4%	Natural Gas	25 MW	$25 million	$24.8 million	(j)

(a)
Excluding AFUDC.
(b)
The Red Barn Wind Farm is located in the Towns of Wingville and Clifton in Grant County, Wisconsin.
(c)
In April 2023, the Red Barn Wind Farm was placed in-service. MGE acquired its share of the project upon in-service date. MGE's share of the total costs incurred for Red Barn was $16.4 million after the April closing.
(d)
The Badger Hollow II solar farm is located in southwestern Wisconsin in Iowa County, near the villages of Montfort and Cobb.
(e)
Paris Solar-Battery Park is located in the Town of Paris in Kenosha County, Wisconsin.
(f)
Darien Solar Energy Center is located in Walworth and Rock Counties in southern Wisconsin.
(g)
Includes an allocation of common facilities at Badger Hollow placed in service in November 2021.
(h)
Estimated date of commercial operation.
(i)
Battery storage timing to be determined.
(j)
In March 2023, MGE purchased an ownership interest in West Riverside, a natural gas-fired facility located in Beloit, WI, from WPL, operator and co-owner of the plant. West Riverside was placed in-service in 2020.

MGE received specific approval to recover 100% AFUDC on Badger Hollow II, Paris, and Darien. During the three months ended March 31, 2023 and 2022, MGE recognized $1.4 million and $0.4 million, respectively, after tax, in AFUDC for these projects.

13.
Revenue - MGE Energy and MGE.

Revenues disaggregated by revenue source were as follows:

	Three Months Ended
(In thousands)	March 31,
Electric revenues	2023	2022
Residential	$41,220	$40,474
Commercial	59,537	54,449
Industrial	3,286	3,147
Other-retail/municipal	9,619	8,829
Total retail	113,662	106,899
Sales to the market	2,758	2,882
Other	824	308
Total electric revenues	117,244	110,089

Gas revenues
Residential	55,724	56,683
Commercial/Industrial	41,503	40,251
Total retail	97,227	96,934
Gas transportation	2,532	1,876
Other	203	1
Total gas revenues	99,962	98,811

Non-regulated energy revenues	47	38
Total Operating Revenue	$217,253	$208,938

14.
Segment Information - MGE Energy and MGE.

MGE Energy operates in the following business segments: electric utility, gas utility, nonregulated energy, transmission investment, and all other. See the 2022 Annual Report on Form 10-K for additional discussion of each of these segments.

(In thousands) MGE Energy	Electric	Gas	Non-Regulated Energy	Transmission Investment	All Others	Consolidation/ Elimination	Consolidated Total
Three Months Ended March 31, 2023
Operating revenues	$117,244	$99,962	$47	$—	$—	$—	$217,253
Interdepartmental revenues	(52)	6,661	10,550	—	—	(17,159)	—
Total operating revenues	117,192	106,623	10,597	—	—	(17,159)	217,253
Equity in earnings of investments	—	—	—	2,611	—	—	2,611
Net income (loss)	13,314	10,759	5,570	1,899	(464)	—	31,078

Three Months Ended March 31, 2022
Operating revenues	$110,089	$98,811	$38	$—	$—	$—	$208,938
Interdepartmental revenues	118	6,121	10,315	—	—	(16,554)	—
Total operating revenues	110,207	104,932	10,353	—	—	(16,554)	208,938
Equity in earnings of investments	—	—	—	2,504	—	—	2,504
Net income	14,617	12,084	5,352	1,822	545	—	34,420

(In thousands) MGE	Electric	Gas	Non-Regulated Energy	Consolidation/ Elimination	Consolidated Total
Three Months Ended March 31, 2023
Operating revenues	$117,244	$99,962	$47	$—	$217,253
Interdepartmental revenues	(52)	6,661	10,550	(17,159)	—
Total operating revenues	117,192	106,623	10,597	(17,159)	217,253
Net income attributable to MGE	13,314	10,759	5,570	(5,520)	24,123

Three Months Ended March 31, 2022
Operating revenues	$110,089	$98,811	$38	$—	$208,938
Interdepartmental revenues	118	6,121	10,315	(16,554)	—
Total operating revenues	110,207	104,932	10,353	(16,554)	208,938
Net income attributable to MGE	14,617	12,084	5,352	(4,756)	27,297

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
•
Credit market conditions, including interest rates and our debt credit rating,
•
Environmental laws and regulations, including adopted and pending environmental rule changes, and
•
Other factors listed in "Item 1A. Risk Factors" in our 2022 Annual Report on Form 10-K.

During the three months ended March 31, 2023, MGE Energy's earnings were $31.1 million or $0.86 per share compared to $34.4 million or $0.95 per share during the same period in the prior year. MGE's earnings during the three months ended March 31, 2023, were $24.1 million compared to $27.3 million during the same period in the prior year.

MGE Energy's net income was derived from our business segments as follows:

	Three Months Ended
(In millions)	March 31,
Business Segment:	2023	2022
Electric Utility	$13.3	$14.6
Gas Utility	10.8	12.1
Nonregulated Energy	5.6	5.4
Transmission Investments	1.9	1.8
All Other	(0.5)	0.5
Net Income	$31.1	$34.4

Our net income during the three months ended March 31, 2023, compared to the same periods in the prior year primarily reflects the effects of the following factors:

Electric Utility

Lower electric retail sales attributable to warmer than normal weather and higher fuel costs are the primary drivers of lower electric earnings for the three months ended March 31, 2023. Electric retail sales decreased approximately 3% during the first quarter of 2023 compared to the same period in the prior year.

Gas Utility

Lower gas retail sales resulting from warmer than normal weather in the first quarter of 2023 contributed to lower gas earnings for the three months ended March 31, 2023. Gas retail sales decreased approximately 14%. Heating degree days (a measure for determining the impact of weather during the heating season) decreased by approximately 14% in the first quarter of 2023 compared to the same period in the prior year.

All Other

A decrease in investment distribution gains resulted in lower earnings in 2023 compared to the same period in the prior year.

The following developments affected the first three months of 2023:

2022/2023 Rate Settlement Agreement and 2023 Electric Limited Rate Case Reopener: In December 2021, the PSCW approved a settlement agreement for MGE's 2022 rate case. As part of that settlement agreement, the PSCW approved a 0.96% increase in 2023 gas rates and a 2023 electric rate change to be addressed through a limited rate case reopener. In December 2022, the PSCW approved an 9.01% increase to electric rates for 2023. See "Other Matters" below for additional information on the 2022/2023 rate case settlement and 2023 Electric Limited Rate Case reopener.

Utility Solar: Large solar generation projects recently purchased or completed or under construction, are shown in the following table. Incurred costs are reflected in "Property, plant, and equipment, net" for projects placed in service, or "Construction work in progress" for projects under construction on the consolidated balance sheets.

Project	Ownership Interest	Source	Share of Generation	Share of Estimated Costs(a)	Costs incurred as of March 31, 2023(a)	Date of Commercial Operation
Red Barn(b)	10%	Wind	9.16 MW	$18 million	$0.4 million	April 2023
Badger Hollow II	33%	Solar	50 MW	$76 million	$52.1 million(c)(d)	Second half of 2023(e)
Paris	10%	Solar/Battery	20 MW/11 MW	$51 million	$24.0 million(c)	2023(e)(f)
Darien	10%	Solar/Battery	25 MW/ 7.5 MW	$45 million	$1.1 million(c)	2024(e)(f)

(a)
Excluding AFUDC.
(b)
In April 2023, the Red Barn Wind Farm was placed in-service. MGE acquired its share of the project upon in-service date. MGE's share of the total costs incurred for Red Barn was $16.4 million after the April closing.
(c)
MGE received specific approval to recover 100% AFUDC. After tax, MGE recognized $3.3 million, $0.9 million, and $0.1 million of AFUDC equity through March 31, 2023, on Badger Hollow II, Paris, and Darien, respectively, during construction. AFUDC has been excluded from the costs incurred in the table above.
(d)
Includes an allocation of common facilities at Badger Hollow placed in service in November 2021.
(e)
Estimated date of commercial operation.
(f)
Battery storage timing to be determined.

West Riverside: In March 2023, MGE purchased a 3.4% ownership interest in West Riverside a natural gas-fired facility from WPL, operator of the plant for approximately $25 million. MGE's share of the generation capacity of West Riverside is 25 MW.

In the near term, several items may affect us, including:

2022 Annual Fuel Proceeding: MGE under-recovered fuel costs in 2022. As of December 31, 2022, MGE had deferred $8.8 million of 2022 fuel costs. These costs will be subject to the PSCW's annual review of 2022 fuel costs, expected to be completed during 2023. MGE has proposed to recover these costs over a 12-month period from October 2023 through September 2024.

2024/2025 Rate Proceeding: In April 2023, MGE filed with the PSCW a proposed 2024/2025 rate application. MGE has proposed for a 3.75% increase for electric rates and a 2.56% increase to gas rates for 2024. The proceeding addresses rates for 2025 proposing a 3.41% increase for electric rates and a 1.66% increase to gas rates for 2025. A final order is expected before the end of the year. See "Other Matters" below for additional information on the 2024/2025 rate proceeding.

ATC Return on Equity: As discussed in "Other Matters" below, ATC's authorized ROE, which is used in calculating its rates and revenues, is the subject of a challenge before FERC. A decrease in ATC's ROE could result in lower equity earnings and distributions from ATC in the future. We derived approximately 5.9% and 5.1% of our net income during the three months ended March 31, 2023 and 2022, respectively, from our investment in ATC.

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

Future Generation – 80% carbon reduction target by 2030 (from 2005 levels): MGE has outlined initiatives to achieve our target.

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

Elm Road Units: MGE, along with the plant co-owners, announced plans to end the use of coal as a primary fuel at the Elm Road Units and transition the plant to natural gas. Transition plans and costs will be subject to PSCW approval. MGE's remaining use of coal is expected to be further reduced as the Elm Road Units transition to natural gas. By the end of 2030, MGE expects coal to be used only as a backup fuel at the Elm Road Units. This transition will help MGE meet its 2030 carbon reduction goals. By 2035, MGE expects that the Elm Road Units will be fully transitioned away from coal, which will eliminate coal as an internal generation source for MGE.

•
Growing renewable generation. MGE has forecasted over 40% of capital expenditures for 2023 through 2027 in several renewable generation projects. These projects include announced projects such as Red

Barn (Wind; 9.16 MW), Badger Hollow II (Solar; 50 MW), Paris (Solar and Battery; 20 MW/11 MW), Darien (Solar and Battery; 25 MW/7.5 MW), recently PSCW approved solar project Koshkonong (Solar/Battery; 30 MW/16.5 MW), and other projects to be announced in the future. See the 2023-2027 capital expenditures forecast disclosed in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2022 Annual Report on Form 10-K.

•
Natural gas as a fuel source. West Riverside: In March 2023, MGE purchased 25 MW of capacity of West Riverside and retains the option to purchase an additional 25 MW of capacity from West Riverside until May 2025. MGE currently expects to exercise this option in a future period.

Environmental Initiatives – Natural gas distribution: Building upon our long-standing commitment to providing affordable, sustainable energy, MGE has set a goal to achieve net-zero methane emissions from its natural gas distribution system by 2035. If MGE can accelerate plans to achieve net-zero methane emissions from its natural gas system—through the evolution of new technologies, such as renewable natural gas—it will. MGE is working to reduce overall emissions from its natural gas distribution system cost-effectively as quickly as possible.

Solar Procurement Disruptions: MGE is monitoring import regulations under the Uyghur Forced Labor Protection Act and the U.S. Department of Commerce investigation on whether to impose new solar tariffs. These disruptions have a potential to impact current and future solar projects which may result in an increase in costs or delays in construction timelines. In the event that such disruptions cause costs to exceed the levels approved for specific projects, we expect to file a notification with the PSCW and expect to request recovery of any increases in MGE's next rate proceeding. See "Other Matters" below for additional information on the solar procurement disruptions.

Financing Plans: As of March 31, 2023, MGE has $86 million of remaining regulatory authority from the PSCW to issue long-term debt to finance authorized utility capital expenditures and maturing long-term debt. MGE expects to use a portion of the remaining authority during the second half of 2023 to refinance $30 million long-term debt maturing in September 2023.

The following discussion is based on the business segments as discussed in Footnote 14 of the Notes to Consolidated Financial Statements in this Report.

Results of Operations

Three Months Ended March 31, 2023 and 2022

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the periods indicated:

	Revenues			Sales (kWh)
	Three Months Ended March 31,			Three Months Ended March 31,
(In thousands)	2023	2022	% Change	2023	2022	% Change
Residential	$41,220	$40,474	1.8%	206,190	221,884	(7.1)%
Commercial	59,537	54,449	9.3%	421,172	426,529	(1.3)%
Industrial	3,286	3,147	4.4%	36,252	39,261	(7.7)%
Other-retail/municipal	9,619	8,829	8.9%	79,679	80,610	(1.2)%
Total retail	113,662	106,899	6.3%	743,293	768,284	(3.3)%
Sales to the market	2,758	2,882	(4.3)%	3,616	51,152	(92.9)%
Other	824	308	n.m.%	—	—	—%
Total	$117,244	$110,089	6.5%	746,909	819,436	(8.9)%

n.m. not meaningful

Electric revenue increased $7.2 million during the three months ended March 31, 2023, compared to the same period in the prior year, due to the following:

(In millions)
Rate changes	$10.1
Revenue subject to refund, net	0.9
Other	0.5
Decrease in residential volume	(2.3)
Net decrease in commercial, industrial and other-retail/municipal volume	(1.0)
Customer fixed and demand charges	(0.9)
Sales to the market	(0.1)
Total	$7.2

•
Rate changes. In December 2022, the PSCW authorized MGE to increase 2023 rates for retail electric customers by approximately 9.01%. Rates charged to retail customers during the three months ended March 31, 2023 were $10.1 million higher than those charged during the same period in the prior year. See Footnote 9 of the Notes to Consolidated Financial Statements in this Report for further information on the rate increase. Any increase in rates associated with fuel or purchase power costs are generally offset in fuel and purchased power costs and do not have a significant impact on net income.

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

•
Residential volume. During the three months ended March 31, 2023, residential sales decreased by approximately 7% compared to the same period in the prior year. This decrease was driven by warmer than normal weather in the first quarter of 2023.

•
Commercial, industrial and other-retail/municipal volume. During the three months ended March 31, 2023, sales decreased by approximately 2% compared to the same period in the prior year driven by warmer weather in the first quarter of 2023.

•
Sales to the market. Sales to the market typically occur when MGE has more generation and purchases in the MISO market than are needed for its customer demand. The excess electricity is then sold to other utilities or power marketers in the MISO market. During the three months ended March 31, 2023, market volumes decreased reflecting a decrease in sales partially offset by sales made at higher market prices compared to the same period in the prior year. The revenue generated from these sales is included in fuel rules monitored costs. See fuel rules discussion in Footnote 9 of the Notes to Consolidated Financial Statements.

Electric fuel and purchased power

	Three Months Ended March 31,
(In millions)	2023	2022	$ Change
Fuel for electric generation	$13.8	$13.5	$0.3
Purchased power	15.4	12.5	2.9

The $0.3 million increase in fuel for electric generation was due to an approximately 28% increase in the average cost offset by an approximately 20% decrease in internal generation. Columbia generation was lower during the three months ended March 31, 2023, compared to the same period in the prior year as a result of market prices.

The $2.9 million increase in purchased power was due to an approximately 21% increase in market purchases as a result of lower internal generation.

Fuel and purchased power costs are generally offset by electric revenue and do not have a significant impact on net income. MGE expects to seek and receive recovery of fuel and purchased power costs that exceed the fuel rules bandwidth in customer rates. See Footnote 9 of the Notes to Consolidated Financial Statements in this Report for further information on the fuel rules bandwidth.

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class for each of the periods indicated:

	Revenues			Therms Delivered
(In thousands, except HDD and average	Three Months Ended March 31,			Three Months Ended March 31,
rate per therm of retail customer)	2023	2022	% Change	2023	2022	% Change
Residential	$55,724	$56,683	(1.7)%	47,153	55,661	(15.3)%
Commercial/Industrial	41,503	40,251	3.1%	42,455	47,892	(11.4)%
Total retail	97,227	96,934	0.3%	89,608	103,553	(13.5)%
Gas transportation	2,532	1,876	35.0%	22,273	26,067	(14.6)%
Other revenues	203	1	n.m.	—	—	—%
Total	$99,962	$98,811	1.2%	111,881	129,620	(13.7)%

Heating degree days (normal 3,553)				3,190	3,718	(14.2)%

Average rate per therm of retail customer	$1.085	$0.936	15.9%

n.m. not meaningful

Gas revenue increased $1.2 million during the three months ended March 31, 2023, compared to the same period in the prior year, due to the following:

(In millions)
Rate changes	$8.5
Other	0.4
Decrease in volume	(7.7)
Total	$1.2

•
Rate changes. In December 2021, the PSCW authorized MGE to increase 2023 rates for retail gas customers by approximately 0.96%.

MGE recovers the cost of natural gas in its gas segment through the purchased gas adjustment clause (PGA). Under the PGA, MGE is able to pass through to its gas customers the cost of gas. Changes in PGA recoveries affect revenues but do not change net income in view of the pass-through treatment of the costs. Payments for natural gas increased driving higher rates during the three months ended March 31, 2023.

The average retail rate per therm for the three months ended March 31, 2023, increased approximately 16% compared to the same period in the prior year, reflecting an increase in natural gas commodity costs (recovered through the PGA).

.

•
Volume. For the three months ended March 31, 2023, retail gas deliveries decreased approximately 14% compared to the same period in the prior year primarily attributable to warmer than normal weather in the first quarter of 2023. First quarter of 2022 weather was slightly colder than normal.

Cost of gas sold

Cost of gas sold increased $3.0 million during the three months ended March 31, 2023, compared to the same period in the same period in the prior year. Average cost per therm increased approximately 21% partially offset by an approximately 14% decrease in therms delivered. MGE recovers the cost of natural gas in its gas segment through the PGA as described under gas deliveries and revenue above.

Consolidated operations and maintenance expenses

During the three months ended March 31, 2023, operations and maintenance expenses remained flat, compared to the same period in the prior year. The following contributed to the net change:

(In millions)
Decreased customer accounts costs	$(0.7)
Increased administrative and general costs	0.3
Increased electric distribution expenses	0.3
Increased electric production expenses	0.1
Total	$—

Consolidated depreciation expense

Electric depreciation expense increased $3.5 million and gas depreciation expense increased $0.1 million during the three months ended March 31, 2023, compared to the same period in the prior year. As part of the PSCW approved electric limited reopener for 2023, MGE accelerated the depreciation schedule for Columbia Unit 2 from 2038 to 2029 to align with the depreciation schedule for Columbia Unit 1. The accelerated depreciation schedule, which began in 2023, for Columbia Unit 2 contributed to the increase in electric depreciation expense.

Nonregulated Energy Operations - MGE Energy and MGE

The nonregulated energy operations are conducted through MGE Energy's subsidiaries: MGE Power Elm Road (the Elm Road Units) and MGE Power West Campus (WCCF), which have been formed to own and lease electric generating capacity to assist MGE. During the three months ended March 31, 2023 and 2022, net income at the nonregulated energy operations segment was $5.6 million and $5.4 million, respectively.

Transmission Investment Operations - MGE Energy

The transmission investment segment holds our interest in ATC and ATC Holdco, and its income reflects our equity in the earnings of those investments. ATC Holdco was formed in December 2016 to pursue transmission development opportunities that typically have long development and investment lead times before becoming operational. ATC Holdco's transmission development activities have been suspended for the near term. During the three months ended March 31, 2023 and 2022, other income at the transmission investment segment primarily reflects ATC's operations and was $2.6 million and $2.5 million, respectively. See Footnote 3 of the Notes to Consolidated Financial Statements in this Report for summarized financial information regarding ATC and "Other Matters" below for additional information concerning ATC.

Consolidated Income Taxes - MGE Energy and MGE

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

	Three Months Ended
	March 31,
(In millions)	2023	2022
MGE Power Elm Road	$3.7	$3.0
MGE Power West Campus	1.8	1.8

Contractual Obligations and Commercial Commitments - MGE Energy and MGE

There were no material changes, other than from the normal course of business, to MGE Energy's and MGE's contractual obligations (representing cash obligations that are considered to be firm commitments) and commercial commitments (representing commitments triggered by future events) during the three months ended March 31, 2023, except as noted below. Further discussion of the contractual obligations and commercial commitments is included in Footnote 16 of the Notes to Consolidated Financial Statements and "Contractual Obligations and Commercial Commitments for MGE Energy and MGE" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2022 Annual Report on Form 10-K.

Purchase Contracts – MGE Energy and MGE

See Footnote 8.c. of Notes to Consolidated Financial Statements in this Report for a description of commitments as of March 31, 2023, that MGE Energy and MGE have entered with respect to various commodity supply and transportation contracts to meet their obligations to deliver electricity and natural gas to customers.

Long-term Debt – MGE Energy and MGE

In March 2023, $19.3 million of City of Madison, Wisconsin Industrial Development Revenue Refunding Bonds, Series 2020A were remarketed. See Footnote 6.c. of Notes to Consolidated Financial Statements in this Report for further information.

Liquidity and Capital Resources

MGE Energy and MGE expect to have adequate liquidity to support future operations and capital expenditures over the next twelve months. Available resources include cash and cash equivalents, operating cash flows, liquid assets, borrowing working capacity under revolving credit facilities, and access to equity and debt capital markets. MGE Energy expects to generate funds from operations and both long-term and short-term debt financing. See "Credit Facilities" under Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources in the 2022 Annual Report on Form 10-K for information regarding MGE Energy's and MGE's credit facilities.

Cash Flows

The following summarizes cash flows for MGE Energy and MGE during the three months ended March 31, 2023 and 2022:

	MGE Energy		MGE
(In thousands)	2023	2022	2023	2022
Cash provided by (used for):
Operating activities	$56,003	$62,099	$55,979	$62,681
Investing activities	(49,566)	(32,169)	(47,943)	(30,942)
Financing activities	(4,774)	(21,216)	(8,538)	(21,203)

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

Cash provided by operating activities during the three months ended March 31, 2023, was $56.0 million, a decrease of $6.1 million when compared to the same period in the prior year.

MGE Energy's net income decreased $3.3 million during the three months ended March 31, 2023, when compared to the same period in the prior year.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $3.3 million in cash used for operating activities during the three months ended March 31, 2023. Working capital accounts were impacted by decreased accounts payable and by a $2.0 million contribution to the MGE Foundation in 2023 partially offset by decreased unbilled revenues and decreased gas inventory.

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

MGE

Cash provided by operating activities during the three months ended March 31, 2023, was $56.0 million, a decrease of $6.7 million when compared to the same period in the prior year.

Net income decreased $2.4 million during the three months ended March 31, 2023, when compared to the same period in the prior year.

MGE's federal and state taxes paid decreased $1.0 million during the three months ended March 31, 2023, when compared to the prior year.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $1.4 million in cash used for operating activities during the three months ended March 31, 2023. Working capital accounts were impacted by decreased accounts payable, partially offset by decreased unbilled revenues and decreased gas inventory.

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

Capital Requirements and Investing Activities

MGE Energy

MGE Energy's cash used for investing activities increased $17.4 million during the three months ended March 31, 2023, when compared to the same period in the prior year.

Capital expenditures during the three months ended March 31, 2023, were $47.6 million. This amount represents an increase of $16.8 million from the expenditures made in the same period in the prior year. This increase primarily reflects the purchase of 25 MW of West Riverside.

MGE

MGE's cash used for investing activities increased $17.0 million during the three months ended March 31, 2023, when compared to the same period in the prior year.

Capital expenditures during the three months ended March 31, 2023, were $47.6 million. This amount represents an increase of $16.8 million from the expenditures made in the same period in the prior year. This increase primarily reflects the purchase of 25 MW of West Riverside.

MGE Energy's and MGE's Capital Requirements

MGE Energy's and MGE's liquidity are primarily affected by their capital expenditure requirements. During the three months ended March 31, 2023, capital expenditures for MGE Energy and MGE totaled $47.6 million, which included $46.5 million of utility capital expenditures. The primary driver of the increased utility capital expenditures in the first quarter of 2023 was the purchase of 25 MW of West Riverside.

MGE does not currently expect any material changes to its construction plans as presented in the 2023 through 2027 capital expenditure forecast included under Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources in the 2022 Annual Report on Form 10-K.

Cash Used for Financing Activities

MGE Energy

Cash used for MGE Energy's financing activities was $4.8 million during the three months ended March 31, 2023, compared to $21.2 million for the same period in the prior year.

During the three months ended March 31, 2023, dividends paid were $14.7 million compared to $14.0 million in the prior year. The increase reflected a higher dividend rate per share ($0.408 vs. $0.388).

During the three months ended March 31, 2023, MGE borrowed $50 million through the issuance of senior unsecured notes which was used to assist with financing additional capital expenditures and other corporate obligations. In addition, $19.3 million of Industrial Development Revenue Bonds was tendered by their holders as required by the terms of the bonds and remarketed as permitted by those terms. There were no long-term debt borrowings during the three months ended March 31, 2022.

During the three months ended March 31, 2023, net short-term debt repayments were $37.5 million, compared to $5.5 million of repayments in the same period in the prior year.

MGE

During the three months ended March 31, 2023, cash used for MGE's financing activities was $8.5 million, compared to $21.2 million for the same period in the prior year.

During the three months ended March 31, 2023, cash dividends to parent (MGE Energy) were $12.5 million, compared to $5.0 million in the same period in the prior year.

Distributions to parent from noncontrolling interest, which represent distributions from MGE Power Elm Road and MGE Power West Campus to MGE Energy, were $6.0 million during the three months ended March 31, 2023, compared to $9.0 million in the same period in the prior year.

During the three months ended March 31, 2023, MGE borrowed $50 million through the issuance of senior unsecured notes which was used to assist with financing additional capital expenditures and other corporate obligations. In addition, $19.3 million of Industrial Development Revenue Bonds was tendered by their holders as required by the terms of the bonds and remarketed as permitted by those terms. There were no long-term debt borrowings during the three months ended March 31, 2022.

During the three months ended March 31, 2023, net short-term debt repayments were $37.5 million, compared to $5.5 million of repayments in the same period in the prior year.

Capitalization Ratios

MGE Energy's capitalization ratios were as follows:

	MGE Energy
	March 31, 2023	December 31, 2022
Common shareholders' equity	60.4%	60.4%
Long-term debt(a)	37.8%	35.7%
Short-term debt	1.8%	3.9%

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

Environmental Matters

See the discussion of environmental matters included in the 2022 Annual Report on Form 10-K, as updated by Footnote 8.a. of Notes to Consolidated Financial Statements in this Report.

Other Matters

Rate Matters

In December 2021, the PSCW approved a settlement agreement to increase gas rates 0.96% in 2023 and a potential 2023 electric rate change to be addressed through a limited reopener.

In December 2022, the PSCW approved the electric rate case limited reopener. The reopener provides for a 9.01% increase to electric rates for 2023.

In April 2023, MGE filed a 2024/2025 rate application with a proposed increase of 3.75% for electric rates and a 2.56% increase for gas rates in 2024. The application addresses rates for 2025 proposing a 3.41% increase for electric rates and a 1.66% increase to gas rates for 2025. PSCW approval is pending. A final order is expected before the end of the year.

Details related to MGE's 2023 approved settlement agreement and 2023 electric limited reopener, and 2024/2025 proposed rate proceeding are as follows:

(Dollars in thousands)	Authorized Average Rate Base(a)	Authorized Average CWIP(b)	Authorized Return on Common Equity(c)	Common Equity Component of Regulatory Capital Structure	Effective Date
Electric (2023 Test Period)	$1,162,516	$19,976	9.8%	55.63%	1/1/2023
Gas (2023 Test Period)	$312,270	$8,228	9.8%	55.63%	1/1/2023
Electric (2024 Test Period)(d)	$1,202,123	$13,995	9.8%	56.12%	1/1/2024
Gas (2024 Test Period)(d)	$338,417	$3,701	9.8%	56.12%	1/1/2024
Electric (2025 Test Period)(d)	$1,281,236	$13,871	9.8%	56.05%	1/1/2025
Gas (2025 Test Period)(d)	$345,463	$3,341	9.8%	56.05%	1/1/2025

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

We derived approximately 5.9% and 5.1% of our net income during the three months ended March 31, 2023 and 2022, respectively, from our investment in ATC.

Uyghur Forced Labor Protection Act

In June 2021, the U.S. Customs and Border Protection (CBP) issued a Withhold Release Order (WRO) against silica-based products made by Hoshine Silicon Industry Co. Ltd., a company located in China's Xinjiang Uyghur Autonomous Region. As a result of this WRO, CBP is holding many solar panels imported into the United States until importers can prove that the panels do not contain materials originating from this region. The Uyghur Forced Labor Protection Act, a federal law that became effective on June 21, 2022, further established that all goods mined, produced, or manufactured wholly or in part in Xinjiang or by certain defined entities are prohibited from U.S. importation. Suppliers for MGE's current solar projects were able to provide the CBP sufficient documentation to meet WRO compliance requirements, and MGE expects the same will be true for UFLPA purposes, however we cannot currently predict what, if any, impact the UFLPA will have on the overall supply of solar panels into the United States and the related impact to timing and cost of solar projects included in our capital plan. In the event that such disruptions cause costs to exceed the levels approved for specific projects, we expect to file a notification with the PSCW and expect to request recovery of any increases in MGE's next rate proceeding.

U.S. Department of Commerce Investigation

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There were no material changes to the market risks disclosed in Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our 2022 Annual Report on Form 10-K.

Item 4. Controls and Procedures.

During the first quarter of 2023, each registrant's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to that registrant, including its subsidiaries, is accumulated and made known to that registrant's management, including these officers, by other employees of that registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. The evaluations take into account changes in the internal and external operating environments that may impact those controls and procedures. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, MGE Energy does not control or manage certain of its unconsolidated entities and thus, its access and ability to apply its procedures to those entities is more limited than is the case for its consolidated subsidiaries.

As of March 31, 2023, each registrant's principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective. Each registrant intends to strive continually to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

During the quarter ended March 31, 2023, there were no changes in either registrant's internal controls over financial reporting that materially affected, or are reasonably likely to affect materially, that registrant's internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

MGE Energy and MGE

MGE Energy and its subsidiaries, including MGE, from time to time are involved in various legal proceedings that are handled and defended in the ordinary course of business. See Footnote 8.a. and 8.b. of Notes to Consolidated Financial Statements in this Report for more information.

Item 1A Risk Factors.

There were no material changes from the risk factors disclosed in Item 1A. Risk Factors in our 2022 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Under the MGE Energy, Inc. Direct Stock Purchase and Dividend Reinvestment Plan (Stock Plan), common stock shares purchased by plan participants may be either shares issued by MGE Energy or shares purchased on the open market, as determined from time to time by MGE Energy. Shares issued by MGE Energy are covered by an existing registration statement. Shares purchased in the open market are purchased at the direction of the plan participants by MGE Energy's transfer agent's securities broker-dealer for the accounts of those plan participants. Subject to the plan's restrictions, the timing and amount of open market purchases is determined by the plan participants and the broker-dealer. MGE Energy is not involved in the open market purchases. During 2023, shares purchased under the Stock Plan have been purchased in the open market.

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

MGE ENERGY, INC.

Date: May 4, 2023	/s/ Jeffrey M. Keebler
Jeffrey M. Keebler Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: May 4, 2023	/s/ Jared J. Bushek
Jared J. Bushek Vice President - Chief Financial Officer and Treasurer (Chief Financial Officer)

Date: May 4, 2023	/s/ Tamara J. Johnson
Tamara J. Johnson Vice President - Chief Accounting Officer and Controller (Chief Accounting Officer)

Signatures – Madison Gas and Electric Company

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MADISON GAS AND ELECTRIC

Date: May 4, 2023	/s/ Jeffrey M. Keebler
Jeffrey M. Keebler Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: May 4, 2023	/s/ Jared J. Bushek
Jared J. Bushek Vice President - Chief Financial Officer and Treasurer (Chief Financial Officer)

Date: May 4, 2023	/s/ Tamara J. Johnson
Tamara J. Johnson Vice President - Chief Accounting Officer and Controller (Chief Accounting Officer)